Form 10-Q
period 2012-06-30
Sierra Income Corp
filed 2012-08-09
CIK 1523526

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number 814-00924

Sierra Income Corporation

(Exact name of registrant as specified in its charter)

Maryland	45-2544432
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

375 Park Avenue, 33rd Floor

New York, NY 10152

(Address of principal executive offices)

(212) 759-0777

(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of August 1, 2012, the Registrant had 1,160,433 shares of common stock, $10.00 par value, outstanding.

Part I. Financial Information

Item 1. Financial Statements

Sierra Income Corporation

Statements of Assets and Liabilities

	As of
	June 30, 2012	December 30, 2011
	(unaudited)	(audited)
ASSETS
Investments at fair value (amortized cost of $10,975,577 and $0, respectively)	$10,957,812	$—
Cash and cash equivalents	7,099,869	1,000
Interest receivable	272,056	—
Due from affiliate	454,874	—
Prepaid expenses and other assets	30,909	—

Total assets	$18,815,520	$1,000

LIABILITIES
Due to broker	$8,124,875	$—
Management fees payable	36,442	—
Accounts payable and accrued expenses	405,818	—
Administrator expenses payable	105,761	—
Interest payable	3,983	—
Due to affiliates	200,907

Total liabilities	$8,877,786	$—

NET ASSETS
Common stock, par value $.001 per share, 100,000,000 common shares authorized, 1,116,182 and 111 common shares issued and outstanding, respectively	$1,116	$—
Capital in excess of par value	10,079,884	1,000
Accumulated undistributed net investment loss	(150,065)	—
Accumulated net realized gain from investments	25,065	—
Net unrealized depreciation on investments	(18,266)	—

Total net assets	9,937,734	1,000

Total liabilities and net assets	$18,815,520	$1,000

NET ASSET VALUE PER SHARE	$8.90	$9.025

See accompanying notes to the financial statements.

Sierra Income Corporation

Statements of Operations

	For the three months ended June 30	For the six months ended June 30
	2012	2012
	(unaudited)	(unaudited)
INVESTMENT INCOME
Net Interest from Non-controlled/Non-affiliated investments	$166,717	$166,717
Interest from cash & cash equivalents	199	199

Total investment income	166,916	166,916

EXPENSES
Base management fees	36,442	36,442
Administrator expenses	105,761	105,761
Professional fees	246,422	246,422
Interest and financing expenses	3,983	3,983
Directors fees	71,130	71,130
Insurance	35,745	35,745
General and administrative	146,372	146,372
Organizational and offering costs reimbursed to an affiliate (Note 6)	1,000	126,000

Total Gross Expenses	646,855	771,855
Expense reimbursement (Note 6)	(454,874)	(454,874)

Net Expenses	191,981	316,981

NET INVESTMENT INCOME/(LOSS)	(25,065)	(150,065)

REALIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS:
Net realized gain/(loss) from investments	25,065	25,065
Net unrealized depreciation on investments	(18,266)	(18,266)

Net gain on investments	6,799	6,799

NET DECREASE IN NET ASSETS RESULTING FROM OPERATIONS	$(18,266)	$(143,266)

WEIGHTED AVERAGE—BASIC AND DILUTED EARNINGS PER COMMON SHARE	$(0.02)	$(0.31)

WEIGHTED AVERAGE—BASIC AND DILUTED NET INVESTMENT INCOME PER COMMON SHARE	$(0.03)	$(0.32)

WEIGHTED AVERAGE COMMON STOCK OUTSTANDING—BASIC AND DILUTED	926,826	463,468

Sierra Income Corporation commenced operations on April 17, 2012. As such, there is no activity in the comparable period for the three and six months ended June 30, 2011.

See accompanying notes to the financial statements.

Sierra Income Corporation

Statement of Changes in Net Assets

Six months ended June 30, 2012
(unaudited)
DECREASE FROM OPERATIONS
Net investment income (loss)	$(150,065)
Net realized gain (loss) on investments	25,065
Net change in unrealized appreciation (depreciation) on investments	(18,266)

Net increase (decrease) in net assets resulting from operations	(143,266)

CAPITAL SHARE TRANSACTIONS
Issuance of common stock	10,080,000

Net increase in net assets from capital share transactions	10,080,000

Total increase in net assets	9,936,734
Net assets at beginning of period	1,000

Net assets at end of period	$9,937,734

Net asset value per common share	$8.90
Common shares outstanding, end of period	1,116,182

Sierra Income Corporation commenced operations on April 17, 2012. As such, there is no activity in the comparable period for the six months ended June 30, 2011.

See accompanying notes to the financial statements.

Sierra Income Corporation

Statement of Cash Flows

Six months ended June 30, 2012
(unaudited)
Cash flows from operating activities
NET DECREASE IN NET ASSETS RESULTING FROM OPERATIONS	$(143,266)
ADJUSTMENT TO RECONCILE NET DECREASE IN NET ASSETS FROM OPERATIONS TO NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES
Purchases of Investments	(13,940,501)
Proceeds from sale of investments	2,980,065
Net realized gain (loss) on Investments	(25,065)
Net change in unrealized appreciation (depreciation) on investments	18,266
Paid-in-kind interest income	(501)
Net amortization of premium on investments	9,924
(Increase) decrease in operating assets:
Interest receivable	(272,056)
Prepaid expenses and other assets	(30,909)
Due from affiliate	(454,874)
Increase (decrease) in operating liabilities:
Management fee payable	36,442
Interest payable	3,983
Accounts payable and accrued expenses	405,818
Administrative services fees payable	105,761
Due to affiliates	200,907

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(11,106,006)

Cash Flows from Financing Activities
Borrowings under Barclays Margin Account	8,124,875
Issuance of common stock	10,080,000

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	18,204,875

TOTAL INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	7,098,869
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	1,000

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$7,099,869

Supplemental Disclosure of Non Cash Activity
Cash paid during the period for interest	$0

Sierra Income Corporation commenced operations on April 17, 2012. As such, there is no activity in the comparable period for the six months ended June 30, 2011.

See accompanying notes to the financial statements.

Sierra Income Corporation

Schedule of Investments

As of June 30, 2012

(unaudited)

Portfolio Company	Industry	Interest	Maturity	Geography	Principal Amount	Amortized Cost	Fair Value	Percentage of Net Assets
Non-Controlled/non-affiliated investments - 110.3%
Senior Secured Notes - 85.0%
EarthLink, Inc.	Communications	10.500%	4/1/2016	United States	$1,000,000	$1,062,553	$1,060,885	10.7%
Fifth and Pacific Companies, Inc.	Retail	10.500%	8/31/2019	United States	500,000	558,490	557,732	5.6%
Green Field Energy Services, Inc.	Oil & Gas	13.000%	11/15/2016	United States	500,000	493,843	492,698	5.0%
IDQ Holdings, Inc.	Automotive	11.500%	4/1/2017	United States	1,000,000	1,048,561	1,050,156	10.6%
Integra Telecom, Inc.(1)	Communications	10.750%	4/15/2016	United States	750,000	719,294	726,900	6.8%
Maxim Crane Works Holdings, Inc.	Industrial	12.250%	4/15/2015	United States	1,000,000	1,011,405	1,011,347	10.2%
Mohegan Tribal Gaming Authority	Gaming	11.500%	11/1/2017	United States	1,000,000	1,047,772	1,054,512	10.6%
Satmex Mexicanos, S.A. de C.V.	Communications	9.500%	5/15/2017	Mexico	1,000,000	1,038,867	1,041,250	10.5%
Tempel Steel Company(1)	Mining, Steel, Iron, and Nonprecious Metals	12.000%	8/15/2016	United States	1,000,000	987,906	960,000	9.7%
Tower International, Inc.(1)	Automotive	10.625%	9/1/2017	United States	500,000	520,375	522,500	5.3%

Total Senior Secured Notes						8,489,566	8,477,980

Senior Secured Loans - Second Lien - 14.6%
Camp Systems International, Inc.	Aerospace	LIBOR + 8.75%, 1.25% Floor	11/8/2019	United States	500,000	490,066	490,455	4.9%
Securus Technologies, Inc.	Communications	LIBOR + 9.00%, 1.75% Floor	5/31/2018	United States	500,000	490,074	488,575	4.9%
Travelport LLC	Business Services	LIBOR + 9.5%, 1.5% Floor	11/22/2015	United States	500,000	485,370	480,301	4.8%

Total Senior Secured Loans - Second Lien						1,465,510	1,459,331

Senior Secured Loans - First Lien - 10.0%
WeLocalize, Inc.(1)	Business Services	LIBOR + 8%, 2% Floor	11/19/2015	United States	465,293	465,293	465,293	4.7%
WeLocalize, Inc.(1)	Business Services	LIBOR + 9%, 2% Floor, 1.25% PIK	11/19/2015	United States	535,207	535,208	535,208	5.3%

Total Senior Secured Loans - First Lien						1,000,501	1,000,501

Warrants/Equity - 0.2%
Green Field Energy Services, Inc., Warrants	Oil & Gas			United States	20,000	20,000	20,000	0.2%

Total Warrants/Equity						20,000	20,000

Total Non-controlled/non-affiliated investments -						10,975,577	10,957,812
Cash Equivalents - 60.5%
US Treasury Bill	Government	1.375%	9/15/2012	United States	6,000,000	6,016,101	6,015,600	60.5%

Total Investments and Cash Equivalents - 170.2%						$16,991,678	$16,973,412

(1)	An affiliated fund that is managed by an affiliate of SIC Advisors LLC also holds on investment in this security.

SIERRA INCOME CORPORATION

Notes to Financial Statements

June 30, 2012

(unaudited)

Note 1. Organization

Sierra Income Corporation (the ‘‘Company’’) was incorporated under the general corporation laws of the State of Maryland on June 13, 2011 and formally commenced operations on April 17, 2012. The Company is a newly organized, externally managed, non-diversified closed-end management Investment Company that has elected to be treated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). The Company is externally managed by SIC Advisors, LLC (“SIC Advisors”), a registered investment adviser under the Investment Advisers Act of 1940, as amended (the “Advisers Act”). The Company intends to file an election and to qualify to be treated for U.S. federal income tax purposes as a regulated investment company (“RIC”) under subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”) commencing with its first taxable year as a corporation. The Company’s fiscal year-end is December 31st.

On April 17, 2012, the Company successfully reached its minimum escrow requirement and officially commenced its operations by receiving gross proceeds of $10,000,000 in exchange for 1,108,033 shares of common stock. The Company’s offering period is currently scheduled to terminate two years after the initial offering date, or April 16, 2012. Since commencing its operations, the Company has sold 1,116,181.678 shares of common stock for total proceeds of $10,080,000. The proceeds from the issuance of common stock as presented in the Company’s consolidated statements of changes in net assets and consolidated statements of cash flows are presented gross of selling commissions and dealer manager fees.

The Company’s investment objective is to generate current income, and to a lesser extent, long-term capital appreciation. The Company intends to meet its investment objective by investing primarily in the debt of privately owned U.S. companies with a focus on senior secured debt, second lien debt and, to a lesser extent, subordinated debt. The Company will originate transactions sourced through SIC Advisors’ network, and expect to acquire debt securities through the secondary market. The Company may make equity investments in companies that it believes will generate appropriate risk adjusted returns, although it does not expect this to be a substantial portion of the portfolio.

Note 2. Significant Accounting Policies

Basis of Presentation

The accompanying financial statements have been prepared on the accrual basis of accounting in conformity with U.S. generally accepted accounting principles (“GAAP”). Additionally, the accompanying financial statements of the Company and related financial information have been prepared pursuant to the requirements for reporting on Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain disclosures accompanying annual financial statements prepared in accordance with GAAP are omitted. In the opinion of management, the unaudited financial results included herein contain all adjustments, consisting solely of normal recurring accruals, considered necessary for the fair presentation of financial statements for the interim periods included herein. The current period’s results of operations will not necessarily be indicative of results that ultimately may be achieved for the fiscal year ending December 31, 2012.

Cash and Cash Equivalents

The Company considers cash equivalents to be highly liquid investments with original maturities of three months or less. Cash and cash equivalents include deposits at a financial institution as well as United States Treasury Bills, which at times may be in excess of the Federal Deposit Insurance Corporation insurance limits.

Offering Costs

Offering costs incurred directly by the Company will be charged to paid in capital upon the sale of securities. See Note 6 regarding offering costs paid for by SIC Advisors.

Use of Estimates in the Preparation of Financial Statements

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Indemnification

In the normal course of business, the Company enters into contractual agreements that provide general indemnifications against losses, costs, claims and liabilities arising from the performance of individual obligations under such agreements. The Company has had no prior claims or payments pursuant to such agreements. The Company’s individual maximum exposure under these arrangements is unknown, as this would involve future claims that may be made against the Company that have not yet occurred. However, based on management’s experience, the Company expects the risk of loss to be remote.

Revenue Recognition

Interest income, adjusted for amortization of premiums and accretion of discounts, is recorded on an accrual basis. Discounts or premiums are accreted or amortized, respectively, using the effective interest method as interest income. Dividend income, if any, is recognized on an accrual basis to the extent that the Company expects to collect such amount.

Origination, amendment, closing and/or commitment fees associated with investments in portfolio companies are recognized as income when the investment transaction closes. Other fees are capitalized as deferred revenue and recorded into income over the respective period.

Prepayment penalties received by the Company for debt instruments paid back to the Company prior to the maturity date are recorded as income upon receipt.

The Company holds debt investments in its portfolio that contain a payment-in-kind (“PIK”) interest provision. PIK interest, which represents contractually deferred interest added to the investment balance that is generally due at maturity, is recorded on the accrual basis to the extent such amounts are expected to be collected. PIK interest is not accrued if the Company does not expect the issuer to be able to pay all principal and interest when due. For the three and six months ended June 30, 2012, the Company earned $501 in PIK interest.

Investment transactions are accounted for on a trade-date basis. Realized gains or losses on investments are measured by the difference between the net proceeds from the disposition and the amortized cost basis of investment, without regard to unrealized gains or losses previously recognized. The Company reports changes in fair value of investments that are measured at fair value as a component of the net change in unrealized appreciation (depreciation) on investments in the statements of operations.

Management reviews all loans that become 90 days or more past due on principal and interest or when there is reasonable doubt that principal or interest will be collected for possible placement on non-accrual status. Accrued interest is generally reserved when a loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment regarding collectability. Non-accrual loans are restored to accrual status when past due principal and interest is paid and, in management’s judgment, are likely to remain current, although we may make exceptions to this general rule if the loan has sufficient collateral value and is in the process of collection.

Investment Classification

The Company classifies its investments in accordance with the requirements of the 1940 Act. Under the 1940 Act, it would be deemed to “control” a portfolio company if it owned more than 25% of its outstanding voting securities and/or had the power to exercise control over the management or policies of such portfolio company. The Company refers to such investments in portfolio companies that it “controls” as “Control Investments.” Under the 1940 Act, the Company would be deemed to be an “Affiliated Person” of a portfolio company if it owns between 5% and 25% of the portfolio company’s outstanding voting securities or if it is under common control with such portfolio company. The Company refers to such investments in Affiliated Persons as “Affiliated Investments.” As of June 30, 2012, the Company does not control and is not an affiliate of any of its portfolio companies.

Valuation of Investments

The Company applies fair value accounting to all of its financial instruments in accordance with the 1940 Act and ASC Topic 820 - Fair Value Measurements and Disclosures (“ASC 820”). ASC 820 defines fair value, establishes a framework used to measure fair value and requires disclosures for fair value measurements. In accordance with ASC 820, the Company has categorized its financial instruments carried at fair value, based on the priority of the valuation technique, into a three-level fair value hierarchy as discussed in Note 4. Fair value is a market-based measure considered from the perspective of the market participant who holds the financial instrument rather than an entity specific measure. Therefore, when market assumptions are not readily available, the Company’s own assumptions are set to reflect those that management believes market participants would use in pricing the financial instrument at the measurement date.

Investments for which market quotations are readily available are valued at such market quotations, which are generally obtained from an independent pricing service or multiple broker-dealers or market makers. We weight the use of third-party broker quotes, if any, in determining fair value based on our understanding of the level of actual transactions used by the broker to develop the quote and whether the quote was an indicative price or binding offer. However, debt investments with remaining maturities within 60 days that are not credit impaired are valued at cost plus accreted discount, or minus amortized premium, which approximates fair value. Investments for which market quotations are not readily available are valued at fair value as determined by the Company’s board of directors based upon input from management and third party valuation firms. Because these investments are illiquid and because there may not be any directly comparable companies whose financial instruments have observable market values, these loans are valued using a fundamental valuation methodology, consistent with traditional asset pricing standards, that is objective and consistently applied across all loans and through time.

The Company uses third-party valuation firms to assist the board of directors in the valuation of its portfolio investments. The valuation reports generated by the third-party valuation firms consider the evaluation of financing and sale transactions with third parties, expected cash flows and market based information, including comparable transactions, performance multiples, and movement in yields of debt instruments, among other factors. Based on information obtained from the third-party valuation firms, the Company uses a combined market yield analysis and an enterprise model of valuation. In applying the market yield analysis, the value of the Company’s loans is determined based upon inputs such as the coupon rate, current market discount yield, interest rate spreads of similar securities, the stated value of the loan, and the length to maturity. In applying the enterprise model, the Company uses a waterfall analysis which takes into account the specific capital structure of the borrower and the related seniority of the instruments within the borrower’s capital structure into consideration. To estimate the enterprise value of the portfolio company, we weigh some or all of the traditional market valuation methods and factors based on the individual circumstances of the portfolio company in order to estimate the enterprise value. The methodologies for performing investments may be based on, among other things: valuations of comparable public companies, recent sales of private and public comparable companies, discounting the forecasted cash flows of the portfolio company, third party valuations of the portfolio company, considering offers from third parties to buy the company, estimating the value to potential strategic buyers and considering the value of recent investments in the equity securities of the portfolio company. For non-performing investments, we may estimate the liquidation or collateral value of the portfolio company’s assets and liabilities using an expected recovery model. We may estimate the fair value of warrants based on a model such as the Black-Scholes model or simulation models or a combination thereof.

We undertake a multi-step valuation process each quarter when valuing investments for which market quotations are not readily available, as described below:

•	our quarterly valuation process begins with each portfolio investment being initially valued by the investment professionals responsible for monitoring the portfolio investment;

•	preliminary valuation conclusions are then documented and discussed with senior management; and

•

an independent valuation firm engaged by our board of directors reviews approximately one third of these preliminary valuations each quarter on a rotating quarterly basis on non fiscal year-end quarters, such that each of these investments will be valued by independent valuation firms at least twice per annum when combined with the fiscal year end review of all the investments by independent valuation firms.

In addition, all of our investments are subject to the following valuation process:

•	review management’s preliminary valuations and their own independent assessment;

•	the audit committee of our board of directors reviews the preliminary valuations of the investment professionals, senior management and independent valuation firms; and

•

our board of directors discusses valuations and determines the fair value of each investment in our portfolio in good faith based on the input of SIC Advisors, the respective independent valuation firms and the audit committee.

Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of our investments may differ significantly from the values that would have been used had a readily available market value existed for such investments, and the differences could be material.

Fair Value of Financial Instruments

The carrying amounts of certain of our financial instruments, including cash and cash equivalents, accounts payable and accrued expenses, approximate fair value due to their short-term nature.

Federal Income Taxes

The Company intends to elect to be treated as a RIC under subchapter M of the Code and operate in a manner so as to qualify for the tax treatment applicable to RICs. In order to qualify as a RIC, among other things, the Company is required to meet certain source of income and asset diversification requirements. Once qualified as a RIC, the Company must timely distribute to its stockholders at least 90% of the sum of investment company taxable income (“ICTI”) including PIK, as defined by the Code, and net tax exempt interest income (which is the excess of the Company’s gross tax exempt interest income over certain disallowed deductions) for each taxable year in order to be eligible for tax treatment under subchapter M of the Code. The Company will be subject to a nondeductible U.S. federal excise tax of 4% on undistributed income if it does not distribute at least 98% of its ordinary income in any calendar year and 98.2% of its capital gain net income for each one-year period ending on October 31 of such calendar year. Depending on the level of ICTI earned in a tax year, the Company may choose to carry forward ICTI in excess of current year dividend distributions into the next tax year and pay a 4% excise tax on such income, as required. To the extent that the Company determines that its estimated current year annual taxable income will be in excess of estimated current year dividend distributions for excise tax purposes, the Company accrues excise tax, if any, on estimated excess taxable income as taxable income is earned. Any such carryover ICTI must be distributed before the end of that next tax year through a dividend declared prior to filing the final tax return related to the year which generated such ICTI.

The Company accounts for income taxes in conformity with ASC Topic 740—Income Taxes (“ASC 740”). ASC 740 provides guidelines for how uncertain tax positions should be recognized, measured, presented and disclosed in financial statements. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions deemed to meet a “more-likely-than-not” threshold would be recorded as a tax benefit or expense in the current period. The Company recognizes interest and penalties, if any, related to unrecognized tax benefits as income tax expense in the consolidated statement of operations. There were no uncertain income tax positions at June 30, 2012. Although we file federal and state tax returns, our major tax jurisdiction is federal.

Company Investment Risk, Concentration of Credit Risk, and Liquidity Risk

SIC Advisors has broad discretion in making investments for the Company. Investments will generally consist of debt instruments that may be affected by business, financial market or legal uncertainties. Prices of investments may be volatile, and a variety of factors that are inherently difficult to predict, such as domestic or international economic and political developments, may significantly affect the results of the Company’s activities and the value of its investments. In addition, the value of the Company’s portfolio may fluctuate as the general level of interest rates fluctuate.

The value of the Company’s investments in loans and bonds may be detrimentally affected to the extent, among other things, that a borrower defaults on its obligations, there is insufficient collateral and/or there are extensive legal and other costs incurred in collecting on a defaulted loan, observable secondary or primary market yields for similar instruments issued by comparable companies increase materially or risk premiums required in the market between smaller companies, such as the Company’s borrowers, and those for which market yields are observable increase materially. SIC Advisors may attempt to minimize this risk by maintaining low loan-to-liquidation values with each loan and the collateral underlying the loan.

The Company’s assets may, at any time, include securities and other financial instruments or obligations that are illiquid or thinly traded, making purchase or sale of such securities and financial instruments at desired prices or in desired quantities difficult. Furthermore, the sale of any such investments may be possible only at substantial discounts, and it may be extremely difficult to value any such investments accurately.

Note 3. Investments

The table below shows the portfolio composition by industry classification at fair value at June 30, 2012:

	Fair Value	Percentage of Total Portfolio
Cash equivalents held in Government Securities	$6,015,600	35.4%
Communications	3,317,610	19.5%
Automotive	1,572,656	9.3%
Business Services	1,480,802	8.7%
Gaming	1,054,512	6.2%
Industrial	1,011,347	6.0%
Mining, Steel, Iron, and Nonprecious metals	960,000	5.7%
Retail	557,732	3.3%
Oil & Gas	512,698	3.0%
Aerospace	490,455	2.9%

Total	$16,973,412	100.0%

The following table summarizes the amortized cost and the fair value of investments and cash and cash equivalents as of June 30, 2012:

	Amortized Cost	Percentage of Total	Fair Value	Percentage of Total
Senior Secured First Lien Term Loans	$1,000,501	5.9%	$1,000,501	5.9%
Senior Secured Second Lien Term Loans	1,456,510	8.6	1,459,331	8.6
Senior Secured Notes	8,489,566	50.0	8,477,980	49.9
Warrants	20,000	0.1	20,000	0.1
Cash and Cash Equivalents	6,016,101	35.4	6,015,600	35.5

Total	$16,991,678	100.0%	$16,973,412	100.0%

The table below shows the portfolio composition by geography classification at fair value at June 30, 2012:

Geography	Fair Value	Percentage of Total Portfolio
United States	$15,932,162	93.9%
Mexico	1,041,250	6.1%

Total	$16,973,412	100.0%

Opportunities for co-investments may arise when SIC Advisors or an affiliated adviser becomes aware of investment opportunities that may be appropriate for us and other clients, or affiliated funds. As a BDC, we are substantially limited in our ability to co-invest in privately negotiated transactions with affiliated funds unless we obtain an exemptive order from the SEC. We may apply for such an exemptive order, although there is no assurance that we will obtain the requested relief. Before receiving relief, we will only participate in co-investments that are allowed under existing regulatory guidance, such as syndicated transactions where price is the only negotiated term, which could limit the types of investments that we may make. Please refer to the footnote disclosures on the Schedule of Investments as of June 30, 2012 for disclosures regarding securities also held by affiliated funds.

Note 4. Fair Value Measurements

The Company follows ASC 820 for measuring the fair value of portfolio investments. Fair value is the price that would be received in the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Where available, fair value is based on observable market prices or parameters, or derived from such prices or parameters. Where observable prices or inputs are not available, valuation models are applied. These valuation models involve some level of management estimation and judgment, the degree of which is dependent on the price transparency for the instruments or market and the instruments’ complexity. The Company’s fair value analysis includes an analysis of the value of any unfunded loan commitments. Financial investments recorded at fair value in the financial statements are categorized for disclosure purposes based upon the level of judgment associated with the inputs used to measure their value. The valuation hierarchical levels are based upon the transparency of the inputs to the valuation of the investment as of the measurement date. The three levels are defined as follows:

•	Level 1 — Valuations based on quoted prices in active markets for identical assets or liabilities at the measurement date.

•

Level 2 — Valuations based on inputs other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable at the measurement date. This category includes quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in non-active markets including actionable bids from third parties for privately held assets or liabilities, and observable inputs other than quoted prices such as yield curves and forward currency rates that are entered directly into valuation models to determine the value of derivatives or other assets or liabilities.

•

Level 3 — Valuations based on inputs that are unobservable and where there is little, if any, market activity at the measurement date. The inputs for the determination of fair value may require significant management judgment or estimation and is based upon management’s assessment of the assumptions that market participants would use in pricing the assets or liabilities. These investments include debt and equity investments in private companies or assets valued using the market or income approach and may involve pricing models whose inputs require significant judgment or estimation because of the absence of any meaningful current market data for identical or similar investments. The inputs in these valuations may include, but are not limited to, capitalization and discount rates, beta and EBITDA multiples. The information may also include pricing information or broker quotes which include a disclaimer that the broker would not be held to such a price in an actual transaction. The non-binding nature of consensus pricing and/or quotes accompanied by disclaimer would result in classification as Level 3 information, assuming no additional corroborating evidence.

In addition to using the above inputs in investment valuations, the Company employs the valuation policy approved by the board of directors that is consistent with ASC 820 (see Note 2). Consistent with the Company’s valuation policy, we evaluate the source of inputs, including any markets in which the Company’s investments are trading, in determining fair value.

The following table presents the fair value measurements of our investments, by major class according to the fair value hierarchy, as of June 30, 2012:

	Level 1	Level 2	Level 3	Total
Senior Secured First Lien Term Loans	$—	$—	$1,000,501	$1,000,501
Senior Secured Second Lien Term Loans	—	—	1,459,331	1,459,331
Senior Secured Notes	—	—	8,477,980	8,477,980
Equities/Warrants	—	—	20,000	20,000
Cash equivalents held in Government Securities	6,015,600	—	—	6,015,600

Total	$6,015,600	$—	$10,957,812	$16,973,412

The following table provides a reconciliation of the beginning and ending balances for investments that use Level 3 inputs for the six months ended June 30, 2012 (dollars in thousands):

	Senior Secured note	First Lien Term Loan	Second Lien Term Loan	Warrants	Total
Fair value beginning of period	$—	$—	$—	$—	$—
Purchases	9,485,000	2,970,501	1,465,000	20,000	13,940,501
Sales	(1,007,500)	(1,972,565)	—	—	(2,980,065)
Amortization of discount (premium)	(10,434)	—	510	—	(9,924)
Net realized gains	22,500	2,565	—	—	25,065
Net change in unrealized appreciation (depreciation)	(11,586)	—	(6,179)	—	(17,765)

Fair value at end of period	$8,477,980	$1,000,501	$1,459,331	$20,000	$10,957,812

The following table presents the quantitative information about level 3 fair value measurements of our investments, as of June 30, 2012:

	Fair value	Valuation techniques	Unobservable input	Range (weighted average)
Senior secured first lien term loan	$1,000,501	Market approach	Market yield	9.6% - 13.9% (11.8%)
Senior secured second lien term loan	$1,459,331	Market approach	Market yield	9.1% - 14.6% (11.5%)
Senior secured notes	$8,477,980	Market approach	Market yield	6.5% - 14.6% (10.5%)
Equity/Warrants	$20,000	Enterprise valuation analysis	EBITDA multiple	1x

The significant unobservable inputs used in the fair value measurement of the Company’s debt investments are market yields. Significant increases in market yields would result in significantly lower fair value measurements.

The significant unobservable inputs used in the fair value measurement of the Company’s equity/warrants investments are comparable company EBITDA multiples. Significant increases in EBITDA multiples in isolation would result in significantly higher fair value measurements.

For the six months ended June 30, 2012, there were no transfers between levels 1,2 and 3.

Note 5. Borrowings

As a BDC, the Company is only allowed to employ leverage to the extent that its asset coverage, as defined in the 1940 Act, equals at least 200% after giving effect to such leverage. The amount of leverage that the Company employs at any time depends on its assessment of the market and other factors at the time of any proposed borrowing.

The fair values of the Company’s debt obligations are determined in accordance with ASC 820, which defines fair value in terms of the price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The fair value of the Company’s margin borrowings are estimated based upon market interest rates for its own borrowings or entities with similar credit risk, adjusted for nonperformance risk, if any.

The Company maintains custody accounts with prime brokers and custodians, including U.S. Bank N.A. and Barclays Capital Inc. (“Barclays”). The Company has a margin borrowing facility with Barclays (the “Margin Facility”) for investment purposes that is based on the fair value of investments held at Barclays as determined by Barclays. During the three and six months ended June 30, 2012, the Company’s borrowings under the Margin Facility totaled $8,124,875 and are recorded in the Due to broker on the statement of assets and liabilities. The Company may use leverage that increases the effect of any investment fair value changes on capital. While borrowing and leverage present opportunities for increasing total return, they have the effect of potentially increasing losses as well. Accordingly, any event that adversely affects the fair value of an investment held by the Company would be magnified to the extent leverage is employed. The cumulative effect of the use of leverage in a market that moves adversely to a leveraged investment could result in a substantial loss which would be greater than if leverage were not used.

Note 6. Agreements

Investment and Advisory Agreement

On April 16, 2012, the Company entered into an investment advisory agreement (“IAA”) with SIC Advisors to manage the Company’s investment activities. Pursuant to the IAA, SIC Advisors implements our business strategy on a day-to-day basis and performs certain services for us, subject to oversight by our board of directors. SIC Advisors is responsible for, among other duties, determining investment criteria, sourcing, analyzing and executing investments transactions, asset sales, financings and performing asset management duties. Under the IAA, we have agreed to pay SICC Advisors a management fee for investment advisory and management services consisting of a base management fee and an incentive fee.

The base management fee will be calculated at an annual rate of 1.75% of our gross assets payable quarterly in arrears. For purposes of calculating the base management fee, the term “gross assets” includes any assets acquired with the proceeds of leverage. For the first quarter of our operations, the base management fee was calculated based on the initial value of our gross assets. Subsequently, the base management fee will be calculated based on the our gross assets at the end of the completed calendar quarter. Base management fees for any partial quarter will be appropriately prorated. For the three and six month periods ended June 30, 2012, the Company incurred base management fees payable to SIC Advisors of $36,442. The Company did not incur any incentive fees.

The incentive fee consists of the following two parts:

An incentive fee on net investment income (“subordinated incentive fee on income”) will be calculated and payable quarterly in arrears and will be based upon pre-incentive fee net investment income for the immediately preceding quarter. No subordinated incentive fee on income is payable in any calendar quarter in which pre-incentive fee net investment income does not exceed a quarterly return to investors of 1.75% per quarter on the Company’s net assets at the end of the immediately preceding fiscal quarter, or the preferred quarterly return. All of pre-incentive fee net investment income, if any, that exceeds the quarterly preferred return, but is less than or equal to 2.1875% of net assets at the end of the immediately preceding fiscal quarter in any quarter, will be payable to the Advisor. The Company refers to this portion of its subordinated incentive fee on income as the catch up. It is intended to provide an incentive fee of 20% on pre-incentive fee net investment income when pre-incentive fee net investment income exceeds 2.1875% of net assets at the end of the immediately preceding quarter in any quarter. For any quarter in which the Company’s pre-incentive fee net investment income exceeds 2.1875% of net assets at the end of the immediately preceding quarter, the subordinated incentive fee on income shall equal 20% of the amount of pre-incentive fee net investment income, because the preferred return and catch up will have been achieved.

An incentive fee on capital gains will be earned on investments sold and shall be determined and payable in arrears as of the end of each calendar year during which the Investment Advisory Agreement is in effect. In the case the Investment Advisory Agreement is terminated, the fee will also become payable as of the effective date of such termination. The fee will equal 20% of realized capital gains, less the aggregate amount of any previously paid incentive fee on capital gains. Incentive fee on capital gains is equal to realized capital gains on a cumulative basis from inception, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis.

        Under GAAP, the Company calculates incentive fees as if the Company had realized all assets at their fair values and liabilities at their settlement amounts as of the reporting date. Accordingly, the Company accrues a provisional incentive fee taking into account any unrealized gains or losses. As the provisional incentive fee is subject to the performance of investments until there is a realization event, the amount of the provisional incentive fee accrued at the reporting date may vary from incentive that is ultimately realized and the difference could be material.

Under the terms of the IAA, SIC Advisors will bear all organization and offering expenses on behalf of the Company. Upon such time that the Company has either raised $300,000,000 in gross proceeds in connection with the sale of shares of its common stock or the offering period has expired, SIC Advisors shall no longer be obligated to bear, pay or otherwise be responsible for any ongoing organization and offering expenses on behalf of the Company and the Company will be responsible for paying or otherwise incurring all such organization and offering expenses.

Pursuant to the terms of the IAA, the Company has agreed to reimburse SIC Advisors for any such organizational and offering expenses incurred by SIC Advisors not to exceed 1.25% of the gross subscriptions raised by the Company over the course of the offering period, which is currently scheduled to terminate two years from the initial offering date.

In the event that other organizational and offering expenses exceed 5.25% of the gross proceeds from the sale of shares of the Company’s common stock pursuant to the Registration Statement or one or more private offerings at the time of the completion of the offering or other organizational and offering expenses, together with commissions, the dealer manager fee and any discounts paid to members of the Financial Industry Regulatory Authority, exceed 15% of the gross proceeds from the sale of shares of the Company’s common stock pursuant to the Registration Statement or one or more private offerings at the time of the completion of the offering, then SIC Advisors shall be required to pay without reimbursement from the Company, or, if already paid by the Company, reimburse the Company for amounts exceeding such 5.25% and 15% limit, as appropriate.

Administration Agreement

On April 5, 2012, we entered into the administration agreement with Medley Capital LLC pursuant to which Medley Capital LLC furnishes us with administrative services necessary to conduct our day-to-day operations. Medley Capital LLC is reimbursed for administrative expenses it incurs on the Company’s behalf in performing its obligations. Such costs are reasonably allocated to us on the basis of assets, revenues, time records or other reasonable methods. We do not reimburse Medley Capital LLC for any services for which it receives a separate fee or for rent, depreciation, utilities, capital equipment or other administrative items allocated to a controlling person of Medley Capital LLC. Medley Capital LLC is an affiliate of SIC Advisors. For the three and six months ended June 30, 2012, the Company incurred $105,761 in administrator expenses.

As of June 30, 2012, SIC Advisors had incurred organizational and offering costs of $2,441,467. During the six months ended June 30, 2012, $200,907 is payable to SIC Advisors as Due to affiliate on the statement of assets and liabilities. The remaining unreimbursed amount will be eligible for reimbursement to the extent the Company receives subscriptions until April 16, 2014, which is the currently scheduled date that the offering period ends. Organizational and offering expenses paid for by the SIC Advisors and reimbursed by the Company will be expensed on the Company’s statement of operations.

Expense Support and Reimbursement Agreement

On June 29, 2012, the Company entered into the Expense Support and Reimbursement Agreement with SIC Advisors. Pursuant to the Expense Support and Reimbursement Agreement, commencing on April 16, 2012, the time the Company’s registration statement on Form N-2 (File No. 333-175624) was declared effective by the SEC and continuing monthly thereafter until December 31, 2012, which monthly continuance and final termination date may be extended by mutual agreement between the Company and SIC Advisors, SIC Advisors agreed to reimburse the Company (“Expense Payments”) for operating expenses in an amount equal to the difference between the Company’s distributions paid to stockholders in each month and the total of investment income and net realized gains/losses received/incurred by the Company on account of its investment portfolio (“Available Operating Funds”) for such month. To the extent that no dividends or other distributions are paid to the Company’s stockholders in any given month, then the Expense Payment for such month shall be equal to such amount necessary in order for Available Operating Funds for the month to equal zero. The Company will repay such Expense Payments to SIC Advisors (“Expense Repayments”) when following any calendar quarter in which Available Operating Funds exceed the cumulative distributions paid to the Company’s stockholders in such calendar quarter (“Excess Operating Funds”). Such Expense Repayments will be made within a period not to exceed three years from the end of the fiscal year in which such expense payment was made by SIC Advisors to the Company. For the quarter ended June 30, 2012, the Company recorded $454,874 in the statement of assets and liabilities and statement of operations as due from affiliate and expense reimbursement, respectively, relating to the Expense Support and Reimbursement Agreement. Expense reimbursements to the Advisor will be accrued as they become probable and estimable. For the quarter ended June 30, 2012, the Company did not record any Expense Repayments to the Advisor.

Note 7. Related Party Transactions

On October 19, 2011, SIC Advisors entered into a subscription agreement to purchase 110.80 shares of common stock for cash consideration of $1,000. The consideration represents $9.025 per share.

On March 31, 2012, SIC Advisors entered into a subscription agreement to purchase 1,108,033.24 shares of common stock for cash consideration of $10,000,000. The purchase was made on April 17, 2012. The consideration represents $9.025 per share.

Due to affiliate represents amounts paid by related parties on behalf of the Company. Due from affiliate relates to the Expense Reimbursement in Note 6.

An affiliate of the Company’s dealer manager has on interest in SIC Advisors.

Note 8. Directors Fees

The Company’s independent directors receive an annual retainer fee of $30,000 and will further receive a fee of $2,500 ($1,000 for telephonic attendance) for each regularly scheduled board meeting and a fee of $1,000 for each special board meeting and all committee meetings as well as reimbursement of reasonable and documented out-of-pocket expenses incurred in connection with attending each board or committee meeting. In addition, the chairman of the audit committee will receive an annual retainer of $10,000, while the chairman of any other committee will receive an annual retainer of $2,500. For the three and six months ended June 30, 2012, the Company expensed $71,130 for directors’ fees.

Note 9. Earnings Per Share

In accordance with the provisions of ASC Topic 260 – Earnings per Share (“ASC 260”), basic earnings per share is computed by dividing earnings available to common shareholders by the weighted average number of shares outstanding during the period. Other potentially dilutive common shares, and the related impact to earnings, are considered when calculating earnings per share on a diluted basis.

The following information sets forth the computation of the weighted average basic and diluted net increase in net assets per share from operations for the three months ended June 30, 2012:

Basic and diluted	Three months ended June 30, 2012	Six months ended June 30, 2012
Net decrease in net assets from operations	$(18,266)	$(143,266)
Weighted average common shares outstanding	926,826	468,468
Earnings per common share-basic and diluted	$(0.02)	$(0.31)

Note 10. Commitments and Contingencies

As of June 30, 2012, we had no unfunded commitments under loan and financing agreements.

Note 11. Dividends

Dividends and distributions to common stockholders are recorded on the ex-dividend date. The amount to be paid out as a dividend is determined by our board of directors.

We have adopted an “opt in” dividend reinvestment plan pursuant to which our common stockholders may elect to have the full amount of any cash distributions reinvested in additional shares of our common stock. As a result, if we declare a cash dividend or other distribution, each stockholders that has “opted in” of our dividend reinvestment plan will have their dividends automatically reinvested in additional shares of our common stock rather than receiving cash dividends. Stockholders who receive distributions in the form of shares of common stock will be subject to the same federal, state and local tax consequences as if they received cash distributions.

On June 8, 2012, the Company’s Board of Directors declared a series of semi-monthly distributions for the months of July, August and September of $0.03333 per share. These distributions represent an annualized yield of 8.0% based on the Company’s current offering price of $10.00 per share. The determination of the tax attributes (i.e., paid from ordinary income, paid from net capital gains on the sale of securities, and/or a return of paid-in-capital surplus which is a nontaxable distribution) of distributions is made annually as of the end of the Company’s fiscal year based upon its taxable income for the full year and distributions paid for the full year. Stockholders of record as of each respective record date will be entitled to receive the distribution. Below are the details for each respective distribution;

Amount Per Share	Record Date	Payment Date
$0.03333	July 13, 2012	August 1, 2012
$0.03333	July 31, 2012	August 1, 2012
$0.03333	August 15, 2012	September 4, 2012
$0.03333	August 31, 2012	September 4, 2012
$0.03333	September 14, 2012	October 1, 2012
$0.03333	September 28, 2012	October 1, 2012

Note 12. Financial Highlights

The following is a schedule of financial highlights of the Company for the six months ended June 30, 2012:

Six Months Ended June 30, 2012 (Unaudited)
Per share data:
Net asset value at beginning of period	$9.03

Issuance of common stock, net of underwriting costs	—
Offering costs	—
Net investment income/(loss)	(0.13)
Net realized gains on investments	0.02
Net unrealized depreciation on investments	(0.02)

Net increase in net assets	(0.13)
Distributions declared from net investment income	—
Distributions from net realized capital gains	—

Total distributions to stockholders	—
Net asset value at end of period	8.90
Total return based on net asset value(1)	(1.45%)
Shares outstanding at end of period	1,116,182
Net assets at end of period	9,937,734

Ratio/Supplemental data (annualized):
Ratio of net investment income/(loss) to average net assets(1)	(9.22%)
Ratio of operating expenses to average net assets	19.24%
Ratio of fees to average net assets	0.00%
Ratio of margin facility related expenses to average net assets	0.24%
Ratio of total expenses to average net assets(1)	19.48%

(1)	Total return, net investment income/(loss), and ratio of total expenses to average net assets for the six months ended June 30, 2012 prior to the effect of the Expense Support and Reimbursement Agreement was (5.92%), (38.99%), and 49.75%, respectively.

Note 13. Subsequent Events

Management has evaluated subsequent events through the date of issuance of the financial statements included herein. There have been no subsequent events that occurred during such period that would require disclosure in this Form 10-Q or would be required to be recognized in the financial statements as of and for the six months ended June 30, 2012, except as disclosed below.

The Company has issued common shares and received proceeds of $434,949 subsequent to June 30, 2012.

Item 2:	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with our financial statements and related notes and other financial information appearing elsewhere in this quarterly report on Form 10-Q.

Except as otherwise specified, references to “we,” “us,” “our,” or the “Company,” refer to Sierra Income Corporation.

Forward-Looking Statements

Some of the statements in this quarterly report on Form 10-Q constitute forward-looking statements, which relate to future events or our performance or financial condition. The forward-looking statements contained in this quarterly report on Form 10-Q involve risks and uncertainties, including, but not limited to, statements as to:

•	our future operating results;

•	our business prospects and the prospects of our portfolio companies;

•	changes in the economy;

•	risk associated with possible disruptions in our operations or the economy generally;

•	the effect of investments that we expect to make;

•	our contractual arrangements and relationships with third parties;

•	actual and potential conflicts of interest with SIC Advisors and its affiliates;

•	the dependence of our future success on the general economy and its effect on the industries in which we invest;

•	the ability of our portfolio companies to achieve their objectives;

•	the use of borrowed money to finance a portion of our investments;

•	the adequacy of our financing sources and working capital;

•	the timing of cash flows, if any, from the operations of our portfolio companies;

•	the ability of SIC Advisors to locate suitable investments for us and to monitor and administer our investments;

•	the ability of SIC Advisors and its affiliates to attract and retain highly talented professionals;

•	our ability to qualify and maintain our qualification as a RIC and as a BDC; and

•	the effect of changes in laws or regulations affecting our operations or to tax legislation and our tax position.

Such forward-looking statements may include statements preceded by, followed by or that otherwise include the words “trend,” “opportunity,” “pipeline,” “believe,” “comfortable,” “expect,” “anticipate,” “current,” “intention,” “estimate,” “position,” “assume,”

“potential,” “outlook,” “continue,” “remain,” “maintain,” “sustain,” “seek,” “achieve,” and similar expressions, or future or conditional verbs such as “will,” “would,” “should,” “could,” “may,” or similar expressions. The forward looking statements contained in this quarterly report involve risks and uncertainties. Our actual results could differ materially from those implied or expressed in the forward-looking statements for any reason, including the factors set forth as “Risk Factors” in our final prospectus dated April 16, 2012, filed with the Securities and Exchange Commission (the “SEC”) on April 19, 2012.

We have based the forward-looking statements included in this report on information available to us on the date of this report, and we assume no obligation to update any such forward-looking statements. Actual results could differ materially from those anticipated in our forward-looking statements, and future results could differ materially from historical performance. Although we undertake no obligation to revise or update any forward-looking statements, whether as a result of new information, future events or otherwise, you are advised to consult any additional disclosures that we may make directly to you or through reports that we have filed or in the future may file with the SEC, including quarterly reports on Form 10-Q, annual reports on Form 10-K, and current reports on Form 8-K.

Overview

We are a newly organized, externally managed non-diversified closed-end management investment company that has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (“1940 Act”). We are externally managed by SIC Advisors LLC (“SIC Advisors”) which is a registered investment adviser under the Investment Advisers Act of 1940, as amended, (the “Advisers Act”) SIC Advisors is responsible for sourcing potential investments, conducting due diligence on prospective investments, analyzing investment opportunities, structuring investments and monitoring our portfolio on an ongoing basis. In addition, we intend to elect and qualify to be treated, for U.S. federal income tax purposes, as a regulated investment company (“RIC”), under subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”).

On April 16, 2012 our prospectus was declared effective by the SEC and on April 17, 2012 the Company successfully reached the minimum escrow requirement and officially commenced its operations. The Company issued 1,108,033.24 shares of its common stock to SIC Advisors in exchange for gross proceeds of $10 million.

Our investment objective is to provide our stockholders with current income and, to a lesser extent, long-term capital appreciation. We intend to meet our investment objective by investing primarily in the debt of privately owned U.S. companies with a focus on transactions sourced through the network of SIC Advisors. We anticipate that a substantial portion of our portfolio will consist of senior secured debt, second lien debt and to a lesser extent subordinated debt, which we believe offer opportunities for superior risk-adjusted returns and income generation. Our debt investments may take the form of corporate loans or bonds, may be secured or unsecured and may, in some cases, be accompanied by warrants, options or other forms of equity participation. We may separately purchase common or preferred equity interests in transactions.

The level of our investment activity depends on many factors, including the amount of debt and equity capital available to prospective portfolio companies, the level of merger, acquisition and refinancing activity for such companies, the availability of credit to finance transactions, the general economic environment and the competitive environment for the types of investments we make. Based on prevailing market conditions, we anticipate that we will invest the proceeds from each subscription closing generally within 30-90 days. The precise timing will depend on the availability of investment opportunities that are consistent with our investment objective and strategies. Any distributions we make during such period may be substantially lower than the distributions that we expect to pay when our portfolio is fully invested.

As a BDC, we are required to comply with certain regulatory requirements. For instance, we generally have to invest at least 70% of our total assets in “qualifying assets,” including securities of private or thinly traded public U.S. companies, cash, cash equivalents, U.S. government securities and high-quality debt investments that mature in one year or less. In addition, we are only allowed to borrow money such that our asset coverage, as defined in the 1940 Act, equals at least 200% after such borrowing, with certain limited exceptions. To obtain and maintain our RIC status, we must meet specified source-of-income and asset diversification requirements. To be eligible for tax treatment under Subchapter M for U.S. federal income tax purposes, we must distribute at least 90% of our net ordinary income and realized net short-term capital gains in excess of realized net long-term capital losses, if any, for the taxable year.

Revenues

We plan to generate revenue in the form of interest on the debt securities that we hold and distributions and capital gains on other interests that we acquire in our portfolio companies. We expect that the senior debt we invest in will generally have stated terms of three to ten years and that the subordinated debt we invest in will generally have stated terms of five to ten years. Our senior and subordinated debt investments are expected to bear interest at a fixed or floating rate. Interest on debt securities is generally payable monthly, quarterly or semiannually. In some cases, some of our investments may provide for deferred interest payments or PIK interest. The principal amount of the debt securities and any accrued but unpaid interest generally will become due at the maturity date. In addition, we may generate revenue in the form of commitment and other fees in connection with transactions. Original issue discounts and market discounts or premiums will be capitalized, and we will accrete or amortize such amounts as interest income. We will record prepayment premiums on loans and debt securities as interest income. Dividend income, if any, will be recognized on an accrual basis to the extent that we expect to collect such amounts.

Expenses

We expect our primary annual operating expenses to be the payment of advisory fees and the reimbursement of expenses under our investment advisory agreement with SIC Advisors and our administration agreement with Medley Capital LLC. We will bear other expenses, which are expected to include, among other things:

•	corporate, organizational and offering expenses relating to offerings of our common stock, subject to limitations included in our investment advisory agreement;

•	the cost of calculating our net asset value, including the related fees and cost of any third-party valuation services;

•	the cost of effecting sales and repurchases of shares of our common stock and other securities;

•

fees payable to third parties relating to, or associated with, monitoring our financial and legal affairs, making investments, and valuing investments, including fees and expenses associated with performing due diligence reviews of prospective investments;

•	interest payable on debt, if any, incurred to finance our investments;

•	transfer agent and custodial fees;

•	fees and expenses associated with marketing efforts subject to limitations included in our investment advisory agreement;

•	federal and state registration fees and any stock exchange listing fees;

•	federal, state and local taxes;

•	independent directors’ fees and expenses, including travel expenses;

•	costs of director and stockholder meetings, proxy statements, stockholders’ reports and notices;

•	costs of fidelity bonds, directors and officers/errors and omissions liability insurance and other types of insurance;

•

direct costs, including those relating to printing of stockholder reports and advertising or sales materials, mailing, long distance telephone and staff subject to limitations included in our investment advisory agreement;

•	fees and expenses associated with independent audits and outside legal costs, including compliance with the Sarbanes-Oxley Act of 2002, the 1940 Act and applicable federal and state securities laws;

•	brokerage commissions for our investments;

•

all other expenses incurred by us or the Advisor in connection with administering our investment portfolio, including expenses incurred by our Advisor in performing certain of its obligations under the investment advisory agreement; and

•

the reimbursement of the compensation of our chief financial officer and chief compliance officer, whose salary is paid by Medley, to the extent that each such reimbursement amount is annually approved by our independent director committee and subject to the limitations included in our administration agreement.

Reimbursement of Medley Capital LLC for Administrative Services

We will reimburse Medley Capital LLC for the administrative expenses necessary for its performance of services to us. However, such reimbursement will be made at an amount equal to the lower of Medley Capital LLC’s actual costs or the amount that we would be required to pay for comparable administrative services in the same geographic location. Also, such costs will be reasonably allocated to us on the basis of assets, revenues, time records or other reasonable methods. We will not reimburse Medley Capital LLC for any services for which it receives a separate fee or for rent, depreciation, utilities, capital equipment or other administrative items allocated to a controlling person of Medley Capital LLC.

Portfolio and Investment Activity

We commenced operations on April 17, 2012. Our investment portfolio consisted of interests in 14 portfolio companies for a total fair value of $10,957,812.

The following table summarizes the amortized cost and the fair value of investments and cash and cash equivalents as of June 30, 2012:

	Amortized Cost	Percentage of Total	Fair Value	Percentage of Total
Senior Secured First Lien Term Loans	$1,000,501	5.9%	$1,000,501	5.9%
Senior Secured Second Lien Term Loans	1,465,510	8.6	1,459,331	8.6
Senior Secured Notes	8,489,566	50.0	8,477,980	49.9
Warrants	20,000	0.1	20,000	0.1
Cash and Cash Equivalents	6,016,101	35.4	6,015,600	35.5

Total	$16,991,678	100.0%	$16,973,412	100.0%

As of June 30, 2012, our income-bearing investment portfolio, which represented 100% of our total portfolio, had a weighted average yield based upon cost on our portfolio investments of approximately 10.6%, and 22.5% of our income-bearing investment portfolio bore interest based on floating rates, such as LIBOR, and 77.5% bore interest at fixed rates.

SIC Advisors regularly assesses the risk profile of each of our investments and rates each of them based on the following categories, which we refer to as SIC Advisors’ investment credit rating:

Credit Rating	Definition
1	Investments that are performing above expectations.

2	Investments that are performing within expectations, with risks that are neutral or favorable compared to risks at the time of origination. All new loans are rated ‘2’.

3	Investments that are performing below expectations and that require closer monitoring, but where no loss of interest, dividend or principal is expected. Companies rated ‘3’ may be out of compliance with financial covenants; however, loan payments are generally not past due.

4	Investments that are performing below expectations and for which risk has increased materially since origination. Some loss of interest or dividend is expected but no loss of principal. In addition to the borrower being generally out of compliance with debt covenants, loan payments may be past due (but generally not more than 180 days past due).

5	Investments that are performing substantially below expectations and whose risks have increased substantially since origination. Most or all of the debt covenants are out of compliance and payments are substantially delinquent. Some loss of principal is expected.

The following table shows the distribution of our investments on the 1 to 5 investment performance rating scale at fair value as of June 30, 2012:

Investment Performance Rating	Investments at Fair Value	Percentage
1	$—	—%
2	10,957,812	100.0
3	—	—
4	—	—
5	—	—

Total	$10,957,812	100.0%

Results of Operations

We commenced principal operations on April 17, 2012, and therefore have no prior periods with which to compare our operating results.

Operating results for the three and six months ended June 30, 2012 are as follows:

	For the three months ended June 30, 2012	For the six months ended June 30, 2012
Total investment income (loss)	$166,916	$166,916
Total expenses, net	191,981	316,981

Net investment income	(25,065)	(150,065)
Net realized gains (losses)	25,065	25,065
Net unrealized gains (losses)	(18,266)	(18,266)

Net decrease in net assets resulting from operations	$(18,266)	$(143,266)

Investment Income

For the three and six months ended June 30, 2012, investment income totaled $166,916 of which $166,717 was attributable to portfolio interest and $199 to interest earned on cash and cash equivalents.

Operating Expenses

Total operating expenses after taking into account expense support payments from SIC Advisors totaled $191,981 for the three months ended June 30, 2012, and consisted of base management fees, administrator reimbursements, professional fees, insurance expenses, directors’ fees and other general and administrative fees. The base management fees for the quarter were $36,442 and no incentive fee was incurred for the quarter.

Total operating expenses after taking into account expense support payments from SIC Advisors totaled $316,981 for the six months ended June 30, 2012, and consisted of base management fees, administrator reimbursements, professional fees, insurance expenses, directors’ fees and other general and administrative fees. The base management fees for the period were $36,442 and no incentive fee was incurred for the period.

Net Realized Gains/Losses from Investments

We measure realized gains or losses by the difference between the net proceeds from the disposition and the amortized cost basis of investment, without regard to unrealized gains or losses previously recognized.

During the three and six months ended June 30, 2012, we recognized realized gains of $25,065.

Net Unrealized Appreciation/Depreciation on Investments

Net change in unrealized appreciation on investments reflects the net change in the fair value of our investment portfolio. For the three and six months ended June 30, 2012, we had unrealized depreciation of $18,266 on our portfolio investments.

Changes in Net Assets from Operations

For the three months ended June 30, 2012, we recorded a net decrease in net assets resulting from operations of $18,266 versus a net decrease in net assets resulting from operations of $143,266 for the six months ended June, 2012. Based on 926,826 and 463,468 weighted average common shares outstanding for the three and six months ended June 30, 2012, respectively, our per share net decrease in net assets resulting from operations was $0.02 for the three months ended June 30, 2012 versus a per share net decrease in net assets from operations of $0.32 for the six months ended June 30, 2012.

Financial Condition, Liquidity and Capital Resources

As a BDC, we distribute substantially all of our net income to our stockholders and we will have an ongoing need to raise additional capital for investment purposes. To fund growth, we have a number of alternatives available to increase capital, including raising equity, increasing debt, and funding from operational cash flow.

We will generate cash from the net proceeds of our continuous public offering of shares of common stock and cash flows from operations, including fees, interest and dividends earned from our investments as well as principal repayments and proceeds from the sale of our investments. We may also earn interest from the temporary investment of cash in U.S. government securities and other high-quality debt investments that mature in one year or less. Our primary use of cash will be investments in portfolio companies, payments of our expenses and cash distributions to our stockholders.

We are currently selling our shares on a continuous basis at a per share price of $10.00. However, to the extent that our net asset value per share increases to an amount greater than our net proceeds as stated in our prospectus, we intend to sell at a price necessary to ensure that our shares are not sold at a price, after deduction of selling commissions and dealer manager fees, that is below net asset value. In the event of a material decline in our net asset value per share, which we consider to be a 5% decrease below our current net offering price, and subject to certain conditions, we will reduce our offering price accordingly. Promptly following any such adjustment to the offering price per share, we will file a prospectus supplement with the SEC disclosing the adjusted offering price, and we will also post the updated information on our website at http://www.sierraincomecorp.com.

On June 29, 2012, we entered into the expense support and reimbursement agreement with SIC Advisors. Pursuant to the expense support and reimbursement agreement, commencing on April 16, 2012, the time the Company’s registration statement on Form N-2 (File No. 333-175624) was declared effective by the SEC and continuing monthly thereafter until December 31, 2012, which monthly continuance and final termination date may be extended by mutual agreement between the Company and SIC Advisors, SIC Advisors agreed to reimburse us for operating expenses in an amount equal to the difference between our distributions paid to stockholders in each month, less income received by us on account of our investment portfolio for such month. To the extent that no dividends or other distributions are paid to the Company’s stockholders in any given month, then the Expense Payment for such month shall be equal to such amount necessary in order for Available Operating Funds for the month to equal zero. We agreed to reimburse SIC Advisors in an amount equal to the total expense payments made by SIC Advisors to us under expense support and reimbursement agreement, with the repayment of each such expense payment to be made within a period not to exceed three years from the end of the fiscal year in which such expense payment was made by SIC Advisors to us.

We may borrow funds to make investments, including before we have fully invested the proceeds of this offering, to the extent we determine that leveraging our portfolio would be appropriate. We have not decided whether, and to what extent, we will finance portfolio investments using debt or the specific form that any such financing would take. Accordingly, we cannot predict with certainty what terms any such financing would have or the costs we would incur in connection with any such arrangement. We currently do not anticipate issuing any preferred stock.

On April 24, 2012, we entered into a prime brokerage services agreement ("PBSA") with Barclays Capital Inc. ("Barclays") whereby Barclays will provide financing for some portion of our secured bond investments. Under the terms of the PBSA, we are required to post a specified amount of collateral, in accordance with the margin requirements described in the agreement, generally between 20% and 50% of the market value of each secured bond investment as determined by Barclays. To secure the performance of our obligations under the PBSA, Barclays has been granted a first priority security interest and lien on all of the assets covered by the PBSA. Neither the cash collateral posted as margin nor our other assets covered by the PBSA are available to pay our debts.

Contractual Obligations

We have entered into certain contracts under which we have material future commitments. On April 5, 2012, we entered into the investment advisory agreement with SIC Advisors in accordance with the 1940 Act. The investment advisory agreement is effective as of the date that we meet the minimum offering requirement. SIC Advisors will serve as our investment advisor in accordance with the terms of our investment advisory agreement. Payments under our investment advisory agreement in each reporting period will consist of (i) a management fee equal to a percentage of the value of our gross assets and (ii) an incentive fee based on our performance.

On April 5, 2012, we entered into the administration agreement with Medley Capital LLC pursuant to which Medley Capital LLC furnishes us with administrative services necessary to conduct our day-to-day operations. Medley Capital LLC is reimbursed for administrative expenses it incurs on our behalf in performing its obligations. Such costs are reasonably allocated to us on the basis of assets, revenues, time records or other reasonable methods. We do not reimburse Medley Capital LLC for any services for which it receives a separate fee or for rent, depreciation, utilities, capital equipment or other administrative items allocated to a controlling person of Medley Capital LLC.

If any of our contractual obligations discussed above are terminated, our costs may increase under any new agreements that we enter into as replacements. We would also likely incur expenses in locating alternative parties to provide the services we expect to receive under the investment advisory agreement and administration agreement. Any new investment advisory agreement would also be subject to approval by our stockholders.

Off-Balance Sheet Arrangements

Other than contractual commitments and other legal contingencies incurred in the normal course of our business, we do not have any off-balance sheet financings or liabilities.

Distributions

We intend to elect to be treated, beginning with our fiscal year ending December 31, 2012, and intend to qualify annually thereafter, as a RIC under the Code. To obtain and maintain RIC tax treatment, we must, among others things, distribute at least 90% of our net ordinary income and net short-term capital gains in excess of net long-term capital losses, if any, to our stockholders. In order to avoid certain excise taxes imposed on RICs, we must distribute during each calendar year an amount at least equal to the sum of: (i) 98% of our ordinary income for the calendar year, (ii) 98.2% of our capital gains in excess of capital losses for the one-year period generally ending on October 31 of the calendar year (unless an election is made by us to use our taxable year) and (iii) any ordinary income and net capital gains for preceding years that were not distributed during such years and on which we paid no federal income tax.

While we intend to distribute any income and capital gains in the manner necessary to minimize imposition of the 4% U.S. federal excise tax, sufficient amounts of our taxable income and capital gains may not be distributed to avoid entirely the imposition of the tax. In that event, we will be liable for the tax only on the amount by which we do not meet the foregoing distribution requirement.

We currently intend to distribute net capital gains (i.e., net long-term capital gains in excess of net short-term capital losses), if any, at least annually out of the assets legally available for such distributions. However, we may decide in the future to retain such capital gains for investment and elect to treat such gains as deemed distributions to you. If this happens, you will be treated for U.S. federal income tax purposes as if you had received an actual distribution of the capital gains that we retain and reinvested the net after tax proceeds in us. In this situation, you would be eligible to claim a tax credit (or, in certain circumstances, a tax refund) equal to your allocable share of the tax we paid on the capital gains deemed distributed to you. We can offer no assurance that we will continue to achieve results that will permit the payment of any cash distributions and, if we issue senior securities, we may be prohibited from making distributions if doing so causes us to fail to maintain the asset coverage ratios stipulated by the 1940 Act or if distributions are limited by the terms of any of our borrowings.

Subject to our board of directors’ discretion and applicable legal restrictions, we expect to authorize and pay monthly distributions to our stockholders. Any distributions to our stockholders will be declared out of assets legally available for distribution. We expect to continue making monthly distributions unless our results of operations, our general financial condition, general economic conditions, or other factors prohibit us from doing so. From time to time, but not less than quarterly, we will review our accounts to determine whether distributions to our stockholders are appropriate. We have not established any limit on the extent to which we may use borrowings, if any, our equity capital, or proceeds from our offering to fund distributions (which may reduce the amount of capital we ultimately invest in assets). Such distributions reflect a return of capital, rather than a distribution of net profits. Accordingly, stockholders who receive the payment of a dividend or other distribution from us should not assume that such dividend or other distribution is the result of a net profit earned by us. There can be no assurance that we will be able to sustain distributions at any particular level. Our distributions may exceed our earnings, which we refer to as a return of capital, especially during the period before we have invested substantially all of the proceeds of this offering. As a result, a portion of the distributions we make may represent a return of capital for tax purposes. Our use of the term “return of capital” merely means distributions in excess of our earnings and as such may constitute a return on your individual investments and does not mean a return on capital. Therefore investors are advised that they should be aware of the differences with our use of the term “return of capital” and “return on capital.”

On June 8, 2012 our Board of Directors declared a series of semi-monthly distributions for the months of July, August and September of $0.03333 per share. These distributions represent an annualized yield of 8.0% based on our current offering price of $10.00 per share. The determination of the tax attributes (i.e., paid from ordinary income, paid from net capital gains on the sale of securities, and/or a return of paid-in-capital surplus which is a nontaxable distribution) of distributions is made annually as of the end of our fiscal year based upon our taxable income for the full year and distributions paid for the full year. Stockholders of record as of each respective record date will be entitled to receive the distribution. Below are the details for each respective distribution;

Dividend Declared Per Share	Record Date	Payment Date
$0.03333	July 13, 2012	August 1, 2012
$0.03333	July 31, 2012	August 1, 2012
$0.03333	August 15, 2012	September 4, 2012
$0.03333	August 31, 2012	September 4, 2012
$0.03333	September 14, 2012	October 1, 2012
$0.03333	September 28, 2012	October 1, 2012

We have adopted an “opt in” dividend reinvestment plan pursuant to which our common stockholders may elect to have the full amount of any cash distributions reinvested in additional shares of our common stock. As a result, if we declare a cash dividend or other distribution, each stockholder that has “opted in” of our dividend reinvestment plan will have their dividends automatically reinvested in additional shares of our common stock rather than receiving cash dividends. Stockholders who receive distributions in the form of shares of common stock will be subject to the same federal, state and local tax consequences as if they received cash distributions.

Each year a statement on Internal Revenue Service Form 1099-DIV (or such successor form) identifying the source of the distribution (i.e., paid from ordinary income, paid from net capital gain on the sale of securities, or a return of capital) will be mailed to our stockholders. The tax basis of shares must be reduced by the amount of any return of capital distributions, which will result in an increase in the amount of any taxable gain (or a reduction in any deductible loss) on the sale of shares.

Related Party Transactions

On October 19, 2011, SIC Advisors entered into a subscription agreement to purchase 110.80 shares of common stock for cash consideration of $1,000. The consideration represents $9.025 per share.

On April 17, 2012, SIC Advisors purchased 1,108,033.24 shares of our common stock for aggregate gross proceeds of $10,000,000.

We have entered into an investment and advisory agreement and expense support and reimbursement agreement with SIC Advisors in which our senior management holds equity interest. Members of our senior management also serve as principals of other investment managers affiliated with SIC Advisors that do and may in the future manage investment funds, accounts or other investment vehicles with investment objectives similar to ours.

We have entered into a dealer manager agreement with SC Distributors, LLC and will pay them a fee of up to 2.75% of gross proceeds raised in the offering. An affiliated entity of SC Distributors LLC has an equity interest in SIC Advisors which provides the right to receive a fixed percentage of the profits generated by SIC Advisors.

We have entered into a license agreement with SIC Advisors under which SIC Advisors has agreed to grant us a non-exclusive, royalty-free license to use the name “Sierra” for specified purposes in our business. Under this agreement, we will have a right to use the “Sierra” name, subject to certain conditions, for so long as SIC Advisors or one of its affiliates remains our investment advisor. Other than with respect to this limited license, we will have no legal right to the “Sierra” name.

Management Fee

We will pay SIC Advisors a fee for its services under the Investment Advisory Agreement. The fee will consist of two components: a management fee and an incentive fee.

The management fee will be calculated at an annual rate of 1.75% of our gross assets and will be payable quarterly in arrears. The incentive fee will comprise the following two parts:

•

An incentive fee on net investment income, which we refer to as the subordinated incentive fee on income, will be calculated and payable quarterly in arrears and will be based upon our pre-incentive fee net investment income for the immediately preceding quarter. No subordinated incentive fee on income is payable in any calendar quarter in which pre-incentive fee net investment income does not exceed a quarterly return to investors of 1.75% per quarter on our net assets at the end of the immediately preceding fiscal quarter, or the preferred quarterly return. All of our pre-incentive fee net investment income, if any, that exceeds the quarterly preferred return, but is less than or equal to 2.1875% on our net assets at the end of the immediately preceding fiscal quarter in any quarter, will be payable to the Advisor. We refer to this portion of our subordinated incentive fee on income as the catch up. It is intended to provide an incentive fee of 20% on all of our pre-incentive fee net investment income when our pre-incentive fee net investment income exceeds 2.1875% on our net assets at the end of the immediately preceding quarter in any quarter. For any quarter in which our pre-incentive fee net investment income exceeds 2.1875% on our net assets at the end of the immediately preceding quarter, the subordinated incentive fee on income shall equal 20% of the amount of our pre-incentive fee net investment income, because the preferred return and catch up will have been achieved.

•

An incentive fee on capital gains will be earned on investments sold and shall be determined and payable in arrears as of the end of each calendar year during which the Investment Advisory Agreement is in effect. In the case the Investment Advisory Agreement is terminated, the fee will also become payable as of the effective date of such termination. The fee will equal 20% of our realized capital gains, less the aggregate amount of any previously paid incentive fee on capital gains. Incentive fee on capital gains is equal to our realized capital gains on a cumulative basis from inception, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis.

Under the terms of the investment advisory agreement, SIC Advisors will bear all organization and offering expenses on our behalf. Upon such time that we have raised $300 million in gross proceeds in connection with the sale of shares of our common stock, SIC Advisors shall no longer be obligated to bear, pay or otherwise be responsible for any ongoing organization and offering expenses on our behalf and we will be responsible for paying or otherwise incurring all such organization and offering expenses. Pursuant to the terms of the investment advisory agreement, we have agreed to reimburse SIC Advisors for any such organizational and offering expenses incurred by SIC Advisors not to exceed 1.25% of the gross subscriptions raised by us over the course of the offering period, which is currently scheduled to terminate two years from the initial offering date. Notwithstanding the foregoing, in the event that organizational and offering expenses, together with sales commissions, the dealer manager fee and any discounts paid to members of the Financial Industry Regulatory Authority, exceed 15% of the gross proceeds from the sale of shares of our common stock pursuant to our registration statement or otherwise at the time of the completion of our offering, then SIC Advisors shall be required to pay or, if already paid by us, reimburse us for amounts exceeding such 15% limit.

Critical Accounting Policies

This discussion of our expected operating plans is based upon our expected financial statements, which will be prepared in accordance with accounting principles generally accepted in the United States, or GAAP. The preparation of these financial statements will require our management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Changes in the economic environment, financial markets and any other parameters used in determining such estimates could cause actual results to differ. In addition to the discussion below, we will describe our critical accounting policies in the notes to our future financial statements.

Valuation of Investments

We will measure the value of our investments in accordance with fair value accounting guidance promulgated under GAAP, which establishes a hierarchical disclosure framework that prioritizes and ranks the level of market price observability used in measuring investments at fair value. Market price observability is affected by a number of factors, including the type of investment and the characteristics specific to the investment. Investments with readily available actively quoted prices or for which fair value can be measured from actively quoted prices, generally, will have a higher degree of market price observability and a lesser degree of judgment used in measuring fair value.

Investments measured and reported at fair value will be classified and disclosed in one of the following categories:

Level 1 — Quoted prices are available in active markets for identical investments as of the reporting date. Publicly listed equities and publicly listed derivatives will be included in Level 1. In addition, securities sold, but not yet purchased and call options will be included in Level 1. We will not adjust the quoted price for these investments, even in situations where we hold a large position and a sale could reasonably affect the quoted price.

Level 2 — Pricing inputs are other than quoted prices in active markets, which are either directly or indirectly observable as of the reporting date, and fair value is determined through the use of models or other valuation methodologies. In certain cases, debt and equity securities are valued on the basis of prices from an orderly transaction between market participants provided by reputable dealers or pricing services. In determining the value of a particular investment, pricing services may use certain information with respect to transactions in such investments, quotations from dealers, pricing matrices, market transactions in comparable investments, and various relationships between investments. Investments which are generally expected to be included in this category include corporate bonds and loans, convertible debt indexed to publicly listed securities, and certain over-the-counter derivatives.

Level 3 — Pricing inputs are unobservable for the investment and include situations where there is little, if any, market activity for the investment. The inputs into the determination of fair value require significant judgment or estimation. Investments that are expected to be included in this category are our private portfolio companies.

In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, an investment’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and we consider factors specific to the investment.

Revenue Recognition

We record interest income on an accrual basis to the extent that we expect to collect such amounts. For loans and debt securities with contractual PIK interest, which represents contractual interest accrued and added to the principal balance, we generally will not accrue PIK interest for accounting purposes if the portfolio company valuation indicates that such PIK interest is not collectible. We do not accrue as a receivable interest on loans and debt securities or accounting purposes if we have reason to doubt our ability to collect such interest. Original issue discounts, market discounts or premiums are accreted or amortized using the effective interest method as interest income. We record prepayment premiums on loans and debt securities as interest income. Dividend income, if any, is recognized on an accrual basis to the extent that we expect to collect such amount.

Net Realized Gains or Losses and Net Change in Unrealized Appreciation or Depreciation

We will measure net realized gains or losses by the difference between the net proceeds from the repayment or sale and the amortized cost basis of the investment, without regard to unrealized appreciation or depreciation previously recognized, but considering unamortized upfront fees and prepayment penalties. Net change in unrealized appreciation or depreciation will reflect the change in portfolio investment values during the reporting period, including any reversal of previously recorded unrealized appreciation or depreciation, when gains or losses are realized.

Payment-in-Kind Interest

We may have investments in our portfolio that contain a PIK interest provision. Any PIK interest will be added to the principal balance of such investments and is recorded as income, if the portfolio company valuation indicates that such PIK interest is collectible. In order to maintain our status as a RIC, substantially all of this income must be paid out to stockholders in the form of dividends, even if we have not collected any cash.

Organization and Offering Expenses

Organization expenses will be expensed by SIC Advisors and the Company may be required to reimburse SIC Advisers for such expenses subject to the terms of the investment management agreement. Until such time that the Company raises $300 million in gross proceeds in connection with the sale of shares of our common stock, continuous offering expenses will be expensed by SIC Advisors and the Company may be required to reimburse SIC Advisors for such expenses subject to the terms of the investment management agreement. After such time, continuous offering expenses, excluding sales load, will be capitalized on the Company’s balance sheet as deferred offering expenses and expensed to the Company’s statement of operations over a 12-month period.

Federal Income Taxes

We intend to elect to be treated for federal income tax purposes, and intend to qualify annually thereafter, as a RIC under Subchapter M of the Code. As a RIC, we generally will not have to pay corporate-level federal income taxes on any ordinary income or capital gains that we distribute to our stockholders from our tax earnings and profits. To obtain and maintain our RIC tax treatment, we must, among other things, meet specified source-of-income and asset diversification requirements and distribute annually at least 90% of our ordinary income and realized net short-term capital gains in excess of realized net long-term capital losses, if any.

Recent Developments

We do not believe that any recently issued but not yet effective accounting pronouncements, if adopted, would have a material effect on our condensed financial statements.

Item 3:	Quantitative and Qualitative Disclosures About Market Risk.

We are subject to financial market risks, including changes in interest rates. Pursuant to the PBSA, we post a specified amount of collateral, in accordance with the margin requirements described in the agreement, generally between 20% and 50% of the market value of each secured bond investment as determined by Barclays, in exchange for Barclays agreeing to provide financing for some portion of our secured bond investments. As a result, our net investment income will be dependent upon the difference between the rate at which we borrow funds and the rate at which we invest these funds. In periods of rising interest rates, our cost of funds would increase, which may reduce our net investment income. As a result, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income.

In addition, any investments we make that are denominated in a foreign currency will be subject to risks associated with changes in currency exchange rates. These risks include the possibility of significant fluctuations in the foreign currency markets, the imposition or modification of foreign exchange controls and potential illiquidity in the secondary market. These risks will vary depending upon the currency or currencies involved.

We may hedge against interest rate and currency exchange rate fluctuations by using standard hedging instruments such as futures, options and forward contracts subject to the requirements of the 1940 Act. While hedging activities may insulate us against adverse changes in interest rates, they may also limit our ability to participate in benefits of lower interest rates with respect to our portfolio of investments with fixed interest rates.

Item 4:	Controls and Procedures.

Disclosure Controls

In accordance with Rules 13a-15(b) and 15d-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q and determined that the disclosure controls and procedures are effective.

Change In Internal Control Over Financial Reporting

No change occurred in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the three months ended June 30, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II—Other Information

Item 1:	Legal Proceedings.

The Company is not currently subject to any legal proceedings, nor, to our knowledge, are any legal proceedings threatened against us or our subsidiaries.

Item 1A:	Risk Factors.

In addition to other information set forth in this report, you should carefully consider the “Risk Factors” discussed in our final prospectus dated April 16, 2012, filed with the SEC on April 19, 2012, which could materially affect our business, financial condition and/or operating results. Additional risks or uncertainties not currently known to us or that we currently deem to be immaterial also may materially affect our business, financial condition and/or operating results.

Item 2:	Unregistered Sales of Equity Securities and Use of Proceeds.

On April 17, 2012, we sold 1,108,033.24 shares of our common stock for aggregate gross proceeds of $10,000,000 to SIC Advisors. These shares were purchased at $9.025 per share, which represents the initial public offering price of $10.00 per share minus selling commissions of $0.70 per share and dealer manager fees of $0.275 per share. The shares were sold pursuant to the exemption from registration found in Section 4(2) of the Securities Act of 1933, as amended.

Item 3:	Defaults Upon Senior Securities.

None.

Item 4:	Mine Safety Disclosures.

None.

Item 5:	Other Information.

None.

Item 6:	Exhibits.

EXHIBIT INDEX

Number	Description
31.1	Certification by Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification by Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 8, 2012	Sierra Income Corporation.

	By	/s/ Seth Taube
Seth Taube Chief Executive Officer (Principal Executive Officer)

Dated: August 8, 2012	By	/s/ Richard T. Allorto, Jr.
Richard T. Allorto, Jr. Chief Financial Officer (Principal Accounting and Financial Officer)