Form 10-Q
period 2012-09-30
Sierra Income Corp
filed 2012-11-13
CIK 1523526

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2012

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of November 1, 2012, the Registrant had 1,713,196 shares of common stock, $0.001 par value, outstanding.

Part I. Financial Information

Item 1. Financial Statements

Sierra Income Corporation

Statements of Assets and Liabilities

	As of
	September 30, 2012	December 31, 2011
	(unaudited)	(audited)
ASSETS
Investments at fair value (amortized cost of $18,095,579 and $0, respectively)	$18,142,931	$—
Cash and cash equivalents	6,069,251	1,000
Interest receivable	574,723	—
Due from affiliate	539,764	—
Prepaid expenses and other assets	13,952	—

Total assets	$25,340,621	$1,000

LIABILITIES
Due to broker	$10,028,782	$—
Unsettled trades payable	1,585,394	—
Accounts payable and accrued expenses	370,787	—
Administrator expenses payable	141,456	—
Management fees payable	111,770	—
Dividends payable	92,690	—
Provisional incentive fee payable	14,485	—
Interest payable	5,192	—

Total liabilities	$12,350,556	$—

NET ASSETS
Common stock, par value $.001 per share, 250,000,000 common shares authorized, 1,447,861 and 110.80 common shares issued and outstanding, respectively	$1,448	$—
Capital in excess of par value	13,066,260	1,000
Distributions in excess of net income	(125,000)	—
Net unrealized appreciation on investments	47,357	—

Total net assets	12,990,065	1,000

Total liabilities and net assets	$25,340,621	$1,000

NET ASSET VALUE PER SHARE	$8.97	$9.03

See accompanying notes to the financial statements.

Sierra Income Corporation

Statements of Operations

	For the three months ended	For the nine months ended
	September 30, 2012	September 30, 2012
	(unaudited)	(unaudited)
INVESTMENT INCOME
Interest from Non-controlled/Non-affiliated investments	$393,867	$560,584
Interest from cash and cash equivalents	49	248

Total investment income	393,916	560,832

EXPENSES
Professional fees	170,142	416,564
Base management fees	111,770	148,212
Incentive fees	13,125	14,485
Administrator expenses	141,456	247,217
Directors fees	40,112	111,242
Insurance	35,396	71,141
Interest and financing expenses	16,407	20,390
General and administrative	15,094	161,466
Organizational and offering costs reimbursed to an affiliate (Note 6)	41,143	167,143

Total Gross Expenses	584,645	1,357,860
Expense reimbursement (Note 6)	(437,303)	(893,537)

Net Expenses	147,342	464,323

NET INVESTMENT INCOME/(LOSS)	246,574	96,509

REALIZED AND UNREALIZED GAIN/(LOSS) ON INVESTMENTS:
Net realized gain/(loss) from investments	—	25,065
Net unrealized appreciation/(depreciation) on investments	65,623	47,357

Net gain/(loss) on investments	65,623	72,422

NET INCREASE/(DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS	$312,197	$168,931

WEIGHTED AVERAGE - BASIC AND DILUTED EARNINGS PER COMMON SHARE	$0.25	$0.23

WEIGHTED AVERAGE - BASIC AND DILUTED NET INVESTMENT INCOME PER COMMON SHARE	$0.20	$0.13

WEIGHTED AVERAGE COMMON STOCK OUTSTANDING - BASIC AND DILUTED	1,231,625	721,389

Sierra Income Corporation commenced operations on April 17, 2012. As such, there is no activity in the comparable period for the three and nine months ended September 30, 2011.

See accompanying notes to the financial statements.

Sierra Income Corporation

Statement of Changes in Net Assets

Nine months ended September 30, 2012
(unaudited)
INCREASE FROM OPERATIONS
Net investment income/(loss)	$96,509
Net realized gain/(loss) on investments	25,065
Net change in unrealized appreciation/(depreciation) on investments	47,357

Net increase/(decrease) in net assets resulting from operations	168,931

CAPITAL SHARE TRANSACTIONS
Issuance of common stock	13,066,708
Distributions from income	(168,931)
Distributions from return of capital	(77,643)

Net increase in net assets from capital share transactions	12,820,134

Total increase in net assets	12,989,065
Net assets at beginning of period	1,000

Net assets at end of period	$12,990,065

Net asset value per common share	$8.97
Common shares outstanding, end of period	1,447,861

Sierra Income Corporation commenced operations on April 17, 2012. As such, there is no activity in the comparable period for the nine months ended September 30, 2011.

See accompanying notes to the financial statements.

Sierra Income Corporation

Statement of Cash Flows

Nine months ended September 30, 2012
(unaudited)
Cash flows from operating activities
NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS	$168,931
ADJUSTMENT TO RECONCILE NET DECREASE IN NET ASSETS FROM OPERATIONS TO NET CASH (USED IN)/PROVIDED BY OPERATING ACTIVITIES
Purchases of investments	(21,070,859)
Proceeds from sale of investments	2,985,348
Net realized gain/(loss) on investments	(25,065)
Net change in unrealized appreciation/(depreciation) on investments	(47,352)
Paid-in-kind interest income	(2,213)
Net amortization of premium on investments	17,210
(Increase)/decrease in operating assets:
Interest receivable	(574,723)
Prepaid expenses and other assets	(13,952)
Due from affiliate	(539,764)
Increase/(decrease) in operating liabilities:
Unsettled trades payable	1,585,394
Management fee payable	111,770
Interest payable	5,192
Accounts payable and accrued expenses	370,787
Administrative services fees payable	141,456
Provisional incentive fee payable	14,485

NET CASH PROVIDED BY/(USED IN) OPERATING ACTIVITIES	(16,873,355)

Cash Flows from Financing Activities
Borrowings under Barclays Margin Account	10,028,782
Proceeds from issuance of capital stock	1,448
Stockholder dividend distributions	(150,622)
Proceeds from additional paid in capital	13,061,998

NET CASH PROVIDED BY/(USED IN) FINANCING ACTIVITIES	22,941,606

TOTAL INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS	6,068,251
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	1,000

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$6,069,251

Supplemental Information
Cash paid during the period for interest	$20,390
Issuance of capital stock through DRIP	$3,262

Sierra Income Corporation commenced operations on April 17, 2012. As such, there is no activity in the comparable period for the nine months ended September 30, 2011.

See accompanying notes to the financial statements.

Sierra Income Corporation

Schedule of Investments

As of September 30, 2012

(unaudited)

Portfolio Company	Industry	Interest	Maturity	Geography	Principal Amount	Amortized Cost	Fair Value	Percentage of Net Assets
Non-Controlled/non-affiliated investments - 139.9%
Senior Secured Notes - 113.4%
Atkore International, Inc. (1)	Industrial	9.875%	1/1/2018	United States	$750,000	$750,534	$751,091	5.8%
Bon-Ton Stores, Inc.	Retail	10.625%	7/15/2017	United States	1,000,000	913,781	937,986	7.2%
Cengage Learning, Inc.	Education	11.500%	4/15/2020	United States	500,000	543,641	542,430	4.2%
EarthLink, Inc.	Communications	10.500%	4/1/2016	United States	1,000,000	1,059,981	1,078,750	8.3%
Exide Technologies(1)	Automotive	8.625%	2/1/2018	United States	1,100,000	921,643	952,875	7.3%
Fifth and Pacific Companies, Inc.	Retail	10.500%	8/31/2019	United States	500,000	556,474	554,295	4.3%
Green Field Energy Services, Inc.	Oil & Gas	13.000%	11/15/2016	United States	500,000	494,107	494,405	3.8%
IDQ Holdings, Inc.	Automotive	11.500%	4/1/2017	United States	1,000,000	1,046,541	1,048,290	8.1%
Ineos Finance PLC.	Chemicals	7.500%	5/1/2020	United States	750,000	776,109	775,913	6.0%
Innovation Ventures, Inc.	Retail	9.500%	8/1/2019	United States	500,000	498,769	498,815	3.8%
Integra Telecom, Inc.(1)	Communications	10.750%	4/15/2016	United States	750,000	720,922	722,325	5.6%
Maxim Crane Works Holdings, Inc.	Industrial	12.250%	4/15/2015	United States	1,000,000	1,010,985	1,010,460	7.8%
Mohegan Tribal Gaming Authority	Gaming	11.500%	11/1/2017	United States	1,000,000	1,046,262	1,052,520	8.1%
Satmex Mexicanos, S.A. de C.V.	Communications	9.500%	5/15/2017	Mexico	1,000,000	1,037,233	1,035,700	8.0%
Sizzling Platter, LLC (1)	Restaurant	12.250%	4/15/2016	United States	750,000	782,331	776,250	6.0%
Tempel Steel Company(1)	Mining, Steel, Iron, and Nonprecious Metals	12.000%	8/15/2016	United States	1,115,000	1,102,335	1,102,991	8.5%
Tower International, Inc.(1)	Automotive	10.625%	9/1/2017	United States	500,000	519,362	522,250	4.0%
US Well Services, Inc.(1)	Oil & Gas	14.500%	2/15/2017	United States	863,405	860,508	860,850	6.6%

Total Senior Secured Notes						14,641,518	14,718,196

Senior Secured Loans - First Lien - 15.0%
Great Atlantic & Pacific Tea Company(1)	Retail	LIBOR + 9%, 2% Floor	3/13/2017	United States	945,250	968,158	945,250	7.3%
WeLocalize, Inc.(1)	Business Services	LIBOR + 8%, 2% Floor	11/19/2015	United States	462,386	462,386	462,386	3.6%
WeLocalize, Inc.(1)	Business Services	LIBOR + 9%, 2% Floor, 1.25% PIK	11/19/2015	United States	536,418	536,418	536,418	4.1%

Total Senior Secured Loans - First Lien						1,966,962	1,944,054

Senior Secured Loans - Second Lien - 11.3%
Camp Systems International, Inc.	Aerospace	LIBOR + 8.75%, 1.25% Floor	11/8/2019	United States	500,000	490,294	490,680	3.8%
Securus Technologies, Inc.	Communications	LIBOR + 9.00%, 1.75% Floor	5/31/2018	United States	500,000	490,458	488,930	3.8%
Travelport LLC	Business Services	LIBOR + 9.5%, 1.5% Floor	11/22/2015	United States	500,000	486,261	480,985	3.7%

Total Senior Secured Loans - Second Lien						1,467,013	1,460,595

Warrants/Equity - 0.2%
Green Field Energy Services, Inc., Warrants	Oil & Gas			United States	20,000	20,000	20,000	0.2%
US Well Services, Inc. (1)	Oil & Gas			United States	86	86	86	0.0%

Total Warrants/Equity						20,086	20,086

Total Non-controlled/ non-affiliated investments -						18,095,579	18,142,931

Cash Equivalents - 46.4%
US Treasury Bill	Government	1.275%	1/15/2013	United States	6,000,000	6,021,559	6,021,564	46.4%

Total Investments and Cash Equivalents - 186.3%						$24,117,138	$24,164,495

(1)	An affiliated fund that is managed by an affiliate of SIC Advisors LLC also holds an investment in this security.

SIERRA INCOME CORPORATION

Notes to Financial Statements

September 30, 2012

(unaudited)

Note 1. Organization

Sierra Income Corporation (the “Company”) was incorporated under the general corporation laws of the State of Maryland on June 13, 2011 and formally commenced operations on April 17, 2012. The Company is an externally managed, non-diversified closed-end management investment company that has elected to be treated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). The Company is externally managed by SIC Advisors LLC (“SIC Advisors”), a registered investment adviser under the Investment Advisers Act of 1940, as amended (the “Advisers Act”). The Company intends to file an election and to qualify to be treated for U.S. federal income tax purposes as a regulated investment company (“RIC”) under subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”) commencing with its first taxable year as a corporation. The Company’s fiscal year-end is December 31st.

On April 17, 2012, the Company successfully reached its minimum escrow requirement and officially commenced its operations by receiving gross proceeds of $10,000,000 in exchange for 1,108,033 shares of common stock. The Company’s offering period is currently scheduled to terminate two years after the initial offering date, or April 16, 2014, unless extended. Since commencing its operations, the Company has sold a total of 1,447,860.557 shares of common stock for total proceeds of $14,041,364. The proceeds from the issuance of common stock as presented in the Company’s consolidated statements of changes in net assets and consolidated statements of cash flows are presented net of selling commissions and dealer manager fees.

The Company’s investment objective is to generate current income, and to a lesser extent, long-term capital appreciation. The Company intends to meet its investment objective by investing primarily in the debt of privately owned U.S. companies with a focus on senior secured debt, second lien debt and, to a lesser extent, subordinated debt. The Company will originate transactions sourced through SIC Advisors’ network, and expects to acquire debt securities through the secondary market. The Company may make equity investments in companies that it believes will generate appropriate risk adjusted returns, although it does not expect this to be a substantial portion of the portfolio.

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

Cash and Cash Equivalents

The Company considers cash equivalents to be highly liquid investments or investments with original maturities of three months or less. Cash and cash equivalents include deposits at a financial institution as well as United States Treasury Bills, which at times may be in excess of the Federal Deposit Insurance Corporation insurance limits.

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

The Company holds debt investments in its portfolio that contain a payment-in-kind (“PIK”) interest provision. PIK interest, which represents contractually deferred interest added to the investment balance that is generally due at maturity, is recorded on the accrual basis to the extent such amounts are expected to be collected. PIK interest is not accrued if the Company does not expect the issuer to be able to pay all principal and interest when due. For the three and nine months ended September 30, 2012, the Company earned $1,712 and $2,213 in PIK interest, respectively.

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

Investment Classification

The Company classifies its investments in accordance with the requirements of the 1940 Act. Under the 1940 Act, it would be deemed to “control” a portfolio company if it owned more than 25% of its outstanding voting securities and/or had the power to exercise control over the management or policies of such portfolio company. The Company refers to such investments in portfolio companies that it “controls” as “Control Investments.” Under the 1940 Act, the Company would be deemed to be an “Affiliated Person” of a portfolio company if it owns between 5% and 25% of the portfolio company’s outstanding voting securities or if it is under common control with such portfolio company. The Company refers to such investments in Affiliated Persons as “Affiliated Investments.” As of September 30, 2012, the Company does not control and is not an affiliate of any of its portfolio companies.

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

The Company accounts for income taxes in conformity with ASC Topic 740 - Income Taxes (“ASC 740”). ASC 740 provides guidelines for how uncertain tax positions should be recognized, measured, presented and disclosed in financial statements. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions deemed to meet a “more-likely-than-not” threshold would be recorded as a tax benefit or expense in the current period. The Company recognizes interest and penalties, if any, related to unrecognized tax benefits as income tax expense in the consolidated statement of operations. There were no uncertain income tax positions at September 30, 2012. Although we file federal and state tax returns, our major tax jurisdiction is federal.

Segments

The Company invests in various industries. The Company separately evaluates the performance of each of its investment relationships. However, because each of these investment relationships has similar business and economic characteristics, they have been aggregated into a single investment segment. All applicable segment disclosures are included in or can be derived from the Company’s financial statements. See Note 3 for further information.

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

Note 3. Investments

The table below shows the portfolio composition by industry classification at fair value at September 30, 2012:

	Fair Value	Percentage of Total Portfolio
Cash equivalents held in Government Securities	$6,021,564	24.9%
Communications	3,325,705	13.8%
Retail	2,936,346	12.2%
Automotive	2,523,415	10.4%
Industrial	1,761,551	7.3%
Business Services	1,479,789	6.1%
Oil & Gas	1,375,341	5.7%
Mining, Steel, Iron, and Nonprecious Metals	1,102,991	4.6%
Gaming	1,052,520	4.4%
Restaurant	776,250	3.2%
Chemicals	775,913	3.2%
Education	542,430	2.2%
Aerospace	490,680	2.0%

Total	$24,164,495	100.0%

The following table summarizes the amortized cost and the fair value of investments and cash and cash equivalents as of September 30, 2012:

	Amortized Cost	Percentage of Total	Fair Value	Percentage of Total
Senior secured first lien term loans	$1,966,962	8.2%	$1,944,054	8.0%
Senior secured second lien term loans	1,467,013	6.1	1,460,595	6.0
Senior secured notes	14,641,518	60.6	14,718,196	61.0
Warrants/Equity	20,086	0.1	20,086	0.1
Cash Equivalents	6,021,559	25.0	6,021,564	24.9

Total	$24,117,138	100.0%	$24,164,495	100.0%

The table below shows the portfolio composition by geography classification at fair value at September 30, 2012:

Geography	Fair Value	Percentage of Total Portfolio
United States	$23,128,795	95.7%
Mexico	1,035,700	4.3

Total	$24,164,495	100.0%

Opportunities for co-investments may arise when SIC Advisors or an affiliated adviser becomes aware of investment opportunities that may be appropriate for us and other clients, or affiliated funds. As a BDC, we are substantially limited in our ability to co-invest in privately negotiated transactions with affiliated funds unless we obtain an exemptive order from the SEC. We have applied for such an exemptive order, although there is no assurance that we will obtain the requested relief. Before receiving relief, we will only participate in co-investments that are allowed under existing regulatory guidance, such as syndicated transactions where price is the only negotiated term, which could limit the types of investments that we may make. Please refer to the footnote disclosures on the Schedule of Investments as of September 30, 2012 for disclosures regarding securities also held by affiliated funds.

Note 4. Fair Value Measurements

The Company follows ASC 820 for measuring the fair value of portfolio investments. Fair value is the price that would be received in the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Where available, fair value is based on observable market prices or parameters, or derived from such prices or parameters. Where observable prices or inputs are not available, valuation models are applied. These valuation models involve some level of management estimation and judgment, the degree of which is dependent on the price transparency for the instruments or market and the instruments’ complexity. The Company’s fair value analysis includes an analysis of the value of any unfunded loan commitments. Financial investments recorded at fair value in the financial statements are categorized for disclosure purposes based upon the level of judgment associated with the inputs used to measure their value. The valuation hierarchical levels are based upon the transparency of the inputs to the valuation of the investment as of the measurement date. The three levels are defined as follows:

•	Level 1 - Valuations based on quoted prices in active markets for identical assets or liabilities at the measurement date.

•

Level 2 - Valuations based on inputs other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable at the measurement date. This category includes quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in non-active markets including actionable bids from third parties for privately held assets or liabilities, and observable inputs other than quoted prices such as yield curves and forward currency rates that are entered directly into valuation models to determine the value of derivatives or other assets or liabilities.

•

Level 3 - Valuations based on inputs that are unobservable and where there is little, if any, market activity at the measurement date. The inputs for the determination of fair value may require significant management judgment or estimation and is based upon management’s assessment of the assumptions that market participants would use in pricing the assets or liabilities. These investments include debt and equity investments in private companies or assets valued using the market or income approach and may involve pricing models whose inputs require significant judgment or estimation because of the absence of any meaningful current market data for identical or similar investments. The inputs in these valuations may include, but are not limited to, capitalization and discount rates, beta and EBITDA multiples. The information may also include pricing information or broker quotes which include a disclaimer that the broker would not be held to such a price in an actual transaction. The non-binding nature of consensus pricing and/or quotes accompanied by disclaimer would result in classification as Level 3 information, assuming no additional corroborating evidence.

In addition to using the above inputs in investment valuations, the Company employs the valuation policy approved by the board of directors that is consistent with ASC 820 (see Note 2). Consistent with the Company’s valuation policy, we evaluate the source of inputs, including any markets in which the Company’s investments are trading, in determining fair value.

The following table presents the fair value measurements of our investments, by major class according to the fair value hierarchy, as of September 30, 2012:

	Level 1	Level 2	Level 3	Total
Senior secured first lien term loans	$—	$—	$1,944,054	$1,944,054
Senior secured second lien term loans	—	—	1,460,595	1,460,595
Senior secured notes	—	3,720,702	10,997,494	14,718,196
Warrants/Equity	—	—	20,086	20,086
Cash equivalents held in Government Securities	—	6,021,564	—	6,021,564

Total	$—	$9,742,266	$14,422,229	$24,164,495

The following table provides a reconciliation of the beginning and ending balances for investments that use Level 3 inputs for the nine months ended September 30, 2012:

	Senior Secured Note	First Lien Term Loan	Second Lien Term Loan	Warrants/ Equity	Total
Balance, January 1, 2012	$—	$—	$—	$—	$—
Purchases	11,995,516	3,940,874	1,465,000	20,086	17,421,476
Sales	(1,007,500)	(1,977,848)	—	—	(2,985,348)
Amortization of discount/ (premium)	(14,936)	(842)	2,012	—	(13,766)
Paid-in-kind interest income	—	2,213	—	—	2,213
Net realized gains	22,500	2,565	—	—	25,065
Net change in unrealized appreciation/ (depreciation)	1,914	(22,908)	(6,417)	—	(27,411)

Balance, September 30, 2012	$10,997,494	$1,944,054	$1,460,595	$20,086	$114,422,229

The following table presents the quantitative information about level 3 fair value measurements of our investments, as of September 30, 2012:

	Fair value	Valuation techniques	Unobservable input	Range (weighted average)
Senior secured first lien term loan	$1,944,054	Market approach	Market yield	10.0% - 12.5% (10.8)
Senior secured second lien term loan	$1,460,595	Market approach	Market yield	10.4% - 12.0% (11.2%)
Senior secured notes	$10,997,494	Market approach	Market yield	6.9% - 15.0% (10.5%)
Warrants/Equity	$20,086	Enterprise valuation analysis	EBITDA multiple	1x

The significant unobservable inputs used in the fair value measurement of the Company’s debt investments are market yields. Significant increases in market yields would result in significantly lower fair value measurements.

The significant unobservable inputs used in the fair value measurement of the Company’s warrants/equity investments are comparable company EBITDA multiples. Significant increases in EBITDA multiples in isolation would result in significantly higher fair value measurements.

As the Company commenced operations on April 17, 2012, there is no activity in the comparable period for the three and nine months ended September 30, 2011.

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

The Company maintains custody accounts with prime brokers and custodians, including U.S. Bank N.A. and Barclays Capital Inc. (“Barclays”). The Company has a margin borrowing facility with Barclays (the “Margin Facility”) for investment purposes that is based on the fair value of investments held at Barclays as determined by Barclays. As of September 30, 2012, the Company’s borrowings under the Margin Facility totaled $10,028,782 and are recorded as Due to broker on the Company’s statement of assets and liabilities. The Company’s average outstanding borrowings for the nine months ended September 30, 2012 was $4,165,768. The rate is variable and ranges from LIBOR plus 0.25% to LIBOR plus 2.00%. The Company may use leverage that increases the effect of any investment fair value changes on capital. While borrowing and leverage present opportunities for increasing total return, they have the effect of potentially increasing losses as well. Accordingly, any event that adversely affects the fair value of an investment held by the Company would be magnified to the extent leverage is employed. The cumulative effect of the use of leverage in a market that moves adversely to a leveraged investment could result in a substantial loss which would be greater than if leverage were not used.

Note 6. Agreements

Investment and Advisory Agreement

On April 16, 2012, the Company entered into an investment advisory agreement (“IAA”) with SIC Advisors to manage the Company’s investment activities. Pursuant to the IAA, SIC Advisors implements our business strategy on a day-to-day basis and performs certain services for us, subject to oversight by our board of directors. SIC Advisors is responsible for, among other duties, determining investment criteria, sourcing, analyzing and executing investment transactions, asset sales, financings and performing asset management duties. Under the IAA, we have agreed to pay SIC Advisors a management fee for investment advisory and management services consisting of a base management fee and an incentive fee.

The base management fee will be calculated at an annual rate of 1.75% of our gross assets payable quarterly in arrears. For purposes of calculating the base management fee, the term “gross assets” includes any assets acquired with the proceeds of leverage. For the first quarter of our operations, the base management fee was calculated based on the initial value of our gross assets. Subsequently, the base management fee will be calculated based on the gross assets at the end of each completed calendar quarter. Base management fees for any partial quarter will be appropriately prorated. For the three and nine month periods ended September 30, 2012, the Company incurred base management fees of $111,770 and $148,212, respectively, of which, $111,770 remains payable at September 30, 2012.

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

A capital gains incentive fee will be earned on realized investments and shall be payable in arrears as of the end of each calendar year during which the IAA is in effect. If the IAA is terminated, the fee will also become payable as of the effective date of such termination. The fee will equal 20% of the realized capital gains, less the aggregate amount of any previously paid capital gains incentive fee. Incentive fee on capital gains is equal to realized capital gains on a cumulative basis from inception, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis. For the three and nine months ended September 30, 2012, the capital gains incentive fee payable to SIC Advisors was $0.

Under US GAAP, the Company calculates capital gains incentive fees as if the Company had realized all assets at their fair values and liabilities at their settlement amounts as of the reporting date. GAAP requires that the capital gains incentive fee accrual consider the cumulative aggregate unrealized capital appreciation were realized, even though such unrealized capital appreciation is not permitted to be considered in calculating the fee actually payable under the IAA. Acordingly, the Company accrues a provisional capital gains incentive fee taking into account any unrealized gains or losses. There can be no assurance that such unrealized capital appreciation will be realized in the future and that the provisional capital gains incentive fee will become payable. For the three and nine months ended September 30, 2012, the Company recorded a provisional capital gains incentive fee of $13,125 and $14,485, respectively.

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

Pursuant to the terms of the IAA, the Company has agreed to reimburse SIC Advisors for any such organizational and offering expenses incurred by SIC Advisors not to exceed 1.25% of the gross subscriptions raised by the Company over the course of the offering period, which is currently scheduled to terminate two years from the initial offering date, unless extended.

In the event that other organizational and offering expenses exceed 5.25% of the gross proceeds from the sale of shares of the Company’s common stock pursuant to the Registration Statement or one or more private offerings at the time of the completion of the offering or other organizational and offering expenses, together with commissions, the dealer manager fees and any discounts paid to members of the Financial Industry Regulatory Authority, exceed 15% of the gross proceeds from the sale of shares of the Company’s common stock pursuant to the Registration Statement or one or more private offerings at the time of the completion of the offering, then SIC Advisors shall be required to pay without reimbursement from the Company, or, if already paid by the Company, reimburse the Company for amounts exceeding such 5.25% and 15% limit, as appropriate.

As of September 30, 2012, SIC Advisors had incurred organizational and offering costs of $2,752,669. As of September 30, 2012, there is no balance payable to SIC Advisors. The remaining unreimbursed amount will be eligible for reimbursement to the extent the Company receives subscriptions until April 16, 2014, which is the currently scheduled date that the offering period ends. Organizational and offering expenses paid for by the SIC Advisors and reimbursed by the Company will be expensed on the Company’s statement of operations.

Administration Agreement

On April 5, 2012, we entered into an administration agreement with Medley Capital LLC pursuant to which Medley Capital LLC furnishes us with administrative services necessary to conduct our day-to-day operations. Medley Capital LLC is reimbursed for administrative expenses it incurs on the Company’s behalf in performing its obligations. Such costs are reasonably allocated to us on the basis of assets, revenues, time records or other reasonable methods. We do not reimburse Medley Capital LLC for any services for which it receives a separate fee or for rent, depreciation, utilities, capital equipment or other administrative items allocated to a controlling person of Medley Capital LLC. Medley Capital LLC is an affiliate of SIC Advisors. For the three and nine months ended September 30, 2012, the Company incurred $141,456 and $247,217 in administrator expenses, respectively.

Expense Support and Reimbursement Agreement

On June 29, 2012, the Company entered into the Expense Support and Reimbursement Agreement with SIC Advisors. Pursuant to the Expense Support and Reimbursement Agreement, commencing on April 16, 2012, the time the Company’s registration statement was declared effective by the SEC and continuing monthly thereafter until December 31, 2012, which monthly continuance and final termination date may be extended by mutual agreement between the Company and SIC Advisors, SIC Advisors agreed to reimburse the Company (“Expense Payments”) for operating expenses in an amount equal to the difference between the Company’s distributions paid to stockholders in each month and the total of investment income and net realized gains/losses received/incurred by the Company on account of its investment portfolio (“Available Operating Funds”) for such month. To the extent that no dividends or other distributions are paid to the Company’s stockholders in any given month, then the Expense Payment for such month shall be equal to such amount necessary in order for Available Operating Funds for the month to equal zero. The Company will repay such Expense Payments to SIC Advisors (“Expense Repayments”) following any calendar quarter in which Available Operating Funds exceed the cumulative distributions paid to the Company’s stockholders in such calendar quarter (“Excess Operating Funds”). Such Expense Repayments will be made within a period not to exceed three years from the end of the fiscal year in which such expense payment was made by SIC Advisors to the Company. As of September 30, 2012, the Company recorded $539,764 in its statement of assets and liabilities as due from affiliate relating to the Expense Support and Reimbursement Agreement. For the three and nine months ended September 30, 2012, the Company recorded an expense reimbursement of $437,303 and $893,537, respectively, on the statement of operations. Expense reimbursements to SIC Advisors will be accrued as they become probable and estimable. For the three months ended September 30, 2012, the Company did not record any Expense Repayments to SIC Advisors.

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

An affiliate of the Company’s dealer manager has an ownership interest in SIC Advisors.

Note 8. Directors Fees

The Company’s independent directors receive an annual retainer fee of $30,000 and will further receive a fee of $2,500 ($1,000 for telephonic attendance) for each regularly scheduled board meeting and a fee of $1,000 for each special board meeting and all committee meetings as well as reimbursement of reasonable and documented out-of-pocket expenses incurred in connection with attending each board or committee meeting. In addition, the chairman of the audit committee will receive an annual retainer of $10,000, while the chairman of any other committee will receive an annual retainer of $2,500. For the three and nine months ended September 30, 2012, the Company expensed $40,112 and $111,242 for directors’ fees, respectively.

Note 9. Earnings Per Share

In accordance with the provisions of ASC Topic 260 - Earnings per Share (“ASC 260”), basic earnings per share is computed by dividing earnings available to common shareholders by the weighted average number of shares outstanding during the period. Other potentially dilutive common shares, and the related impact to earnings, are considered when calculating earnings per share on a diluted basis.

The following information sets forth the computation of the weighted average basic and diluted net increase in net assets per share from operations for the three and nine months ended September 30, 2012:

Basic and diluted	Three months ended September 30, 2012	Nine months ended September 30, 2012
Net increase/(decrease) in net assets from operations	$312,197	$168,931
Weighted average common shares outstanding	1,231,625	721,389
Earnings per common share-basic and diluted	$0.20	$0.13

Note 10. Commitments and Contingencies

As of September 30, 2012, we had no unfunded commitments under loan and financing agreements.

Note 11. Dividends

Dividends and distributions to common stockholders are recorded on the ex-dividend date. The amount to be paid out as a dividend is determined by our board of directors.

We have adopted an “opt in” distribution reinvestment plan (“DRIP”) pursuant to which our common stockholders may elect to have the full amount of any cash distributions reinvested in additional shares of our common stock. As a result, if we declare a cash dividend or other distribution, each stockholder that has “opted in” to our reinvestment plan will have their distributions automatically reinvested in additional shares of our common stock rather than receiving cash distributions. Stockholders who receive distributions in the form of shares of common stock will be subject to the same federal, state and local tax consequences as if they received cash distributions. For the three and nine months ended September 30, 2012, the Company distributed $150,622 in cash and reinvested $3,262 pursuant to the DRIP. At September 30, 2012, there were dividends payable of $92,690, of which $86,098 will be paid in cash and $6,592 will be reinvested through the DRIP.

The Company’s Board of Directors declared a series of semi-monthly distributions in 2012. These distributions represent an annualized yield of 8.0% based on an offering price of $10.00 per share:

Amount Per Share	Record Date	Payment Date
$0.03333	July 13, 2012	August 1, 2012
$0.03333	July 31, 2012	August 1, 2012
$0.03333	August 15, 2012	September 4, 2012
$0.03333	August 31, 2012	September 4, 2012
$0.03333	September 14, 2012	October 1, 2012
$0.03333	September 28, 2012	October 1, 2012
$0.03333	October 15, 2012	October 31, 2012
$0.03333	October 30, 2012	October 31, 2012
$0.03333	November 15, 2012	November 30, 2012
$0.03333	November 29, 2012	November 30, 2012
$0.03333	December 14, 2012	December 31, 2012
$0.03333	December 28, 2012	December 31, 2012

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

Note 12. Financial Highlights

The following is a schedule of financial highlights of the Company for the nine months ended September 30, 2012:

Nine Months Ended September 30, 2012 (Unaudited)
Per share data:
Net asset value at beginning of period	$9.03

Issuance of common stock, net of underwriting costs	—
Offering costs	—
Net investment income/(loss)	0.07
Net realized gains on investments	0.02
Net unrealized depreciation on investments	0.03

Net increase in net assets	0.12
Distributions declared from income	(0.13)
Distributions declared from return of capital	(0.05)
Distributions from net realized capital gains	—

Total distributions to stockholders	(0.18)
Net asset value at end of period	8.97
Total return based on net asset value(1)	1.17%
Shares outstanding at end of period	1,447,861
Net assets at end of period	12,990,065

Ratio/Supplemental data (annualized):
Ratio of net investment income/(loss) to average net assets(1)	2.26%
Ratio of operating expenses to average net assets	10.06%
Ratio of fees to average net assets	0.19%
Ratio of margin facility related expenses to average net assets	0.48%
Ratio of total expenses to average net assets(1)	10.88%

(1)	Total return, ratio of net investment income/(loss), and ratio of total expenses to average net assets for the nine months ended September 30, 2012 prior to the effect of the Expense Support and Reimbursement Agreement were (5.79%), (19.85%), and 33.81%, respectively.

Note 13. Subsequent Events

Management has evaluated subsequent events through the date of issuance of the financial statements included herein. There have been no subsequent events that occurred during such period that would require disclosure in this Form 10-Q or would be required to be recognized in the financial statements as of and for the nine months ended September 30, 2012, except as disclosed below.

The Company has issued common shares and received gross proceeds of $3,441,517 subsequent to September 30, 2012.

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

Such forward-looking statements may include statements preceded by, followed by or that otherwise include the words “trend,” “opportunity,” “pipeline,” “believe,” “comfortable,” “expect,” “anticipate,” “current,” “intention,” “estimate,” “position,” “assume,” “potential,” “outlook,” “continue,” “remain,” “maintain,” “sustain,” “seek,” “achieve,” and similar expressions, or future or conditional verbs such as “will,” “would,” “should,” “could,” “may,” or similar expressions. The forward looking statements contained in this quarterly report involve risks and uncertainties. Our actual results could differ materially from those implied or expressed in the forward-looking statements for any reason, including the factors set forth as “Risk Factors” in our final prospectus dated April 16, 2012, filed with the Securities and Exchange Commission (the “SEC”) on April 19, 2012, as amended or supplemented.

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

Overview

We are an externally managed non-diversified closed-end management investment company that has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). We are externally managed by SIC Advisors LLC (“SIC Advisors”) which is a registered investment adviser under the Investment Advisers Act of 1940, as amended, (the “Advisers Act”). SIC Advisors is responsible for sourcing potential investments, conducting due diligence on prospective investments, analyzing investment opportunities, structuring investments and monitoring our portfolio on an ongoing basis. In addition, we intend to elect and qualify to be treated, for U.S. federal income tax purposes, as a regulated investment company (“RIC”), under subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”).

On April 16, 2012 our prospectus was declared effective by the SEC and on April 17, 2012 the Company successfully reached the minimum escrow requirement and officially commenced its operations. The Company issued 1,108,033.24 shares of its common stock to SIC Advisors in exchange for gross proceeds of $10 million.

Our investment objective is generate current income and, to a lesser extent, long-term capital appreciation. We intend to meet our investment objective by investing primarily in the debt of privately owned U.S. companies with a focus on senior secured debt, second lien debt and, to a lesser extent, subordinated debt, which we believe offer opportunities for superior risk-adjusted returns and income generation. We will originate transactions sourced through the existing SIC Advisors network, and expect to acquire debt securities through the secondary market. Our debt investments may take the form of corporate loans or bonds, may be secured or unsecured and may, in some cases, be accompanied by warrants, options or other forms of equity participation. We may separately purchase common or preferred equity interests in transactions.

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

Expense Support and Reimbursement Agreement

On June 29, 2012, we entered into the Expense Support and Reimbursement Agreement with SIC Advisors. Pursuant to the Expense Support and Reimbursement Agreement, commencing on April 16, 2012, the time our registration statement was declared effective by the SEC, and continuing monthly thereafter until December 31, 2012, which monthly continuance and final termination date may be extended by mutual agreement between us and SIC Advisors, SIC Advisors agreed to reimburse us (“Expense Payments”) for operating expenses in an amount equal to the difference between the distributions we paid to stockholders in each month and the total of investment income and net realized gains/losses received/incurred by us on account of our investment portfolio (“Available Operating Funds”) for such month. To the extent that no dividends or other distributions are paid to our stockholders in any given month, then the Expense Payment for such month shall be equal to such amount necessary in order for Available Operating Funds for the month to equal zero.

We will repay such Expense Payments to SIC Advisors (“Expense Repayments”) following any calendar quarter in which Available Operating Funds exceed the cumulative distributions paid to our stockholders in such calendar quarter (“Excess Operating Funds”). Such Expense Repayments will be made within a period not to exceed three years from the end of the fiscal year in which such expense payment was made by SIC Advisors to us. As of September 30, 2012, the Company recorded $539,764 in the statement of assets and liabilities as due from affiliate relating to the Expense Support and Reimbursement Agreement. For the three and nine months ended September 30, 2012, we recorded an expense reimbursement of $437,303 and $893,537, respectively, in the statement of operations relating to the Expense Support and Reimbursement Agreement. Expense reimbursements to SIC Advisors will be accrued as they become probable and estimable. For the quarter ended September 30, 2012, we did not record any Expense Repayments to SIC Advisors.

Portfolio and Investment Activity

We commenced operations on April 17, 2012. As of September 30, 2012 our investment portfolio consisted of interests in 23 portfolio companies for a total fair value of $18,142,931.

The following table summarizes the amortized cost and the fair value of investments and cash and cash equivalents as of September 30, 2012:

	Level 1	Level 2	Level 3	Total
Senior Secured First Lien Term Loans	$—	$—	$1,944,054	$1,944,054
Senior Secured Second Lien Term Loans	—	—	1,460,595	1,460,595
Senior Secured Notes	—	3,720,702	10,997,494	14,718,196
Warrants/Equity	—	—	20,086	20,086
Cash equivalents held in Government Securities	—	6,021,564	—	6,021,564

Total	$—	$9,742,266	$14,422,229	$24,164,495

As of September 30, 2012, our income-bearing investment portfolio, which represented 100% of our total portfolio, had a weighted average yield to maturity based upon cost on our portfolio investments of approximately 10.8%, and 19.0% of our income-bearing investment portfolio bore interest based on floating rates, such as LIBOR, and 81.0% bore interest at fixed rates.

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

The following table shows the distribution of our investments on the 1 to 5 investment performance rating scale at fair value as of September 30, 2012:

Investment Performance Rating	Investments at Fair Value	Percentage
1	$—	—%
2	18,142,931	100.0
3	—	—
4	—	—
5	—	—

Total	$18,142,931	100.0%

Results of Operations

We commenced principal operations on April 17, 2012, and therefore have no prior periods with which to compare our operating results. Operating results for the three and nine months ended September 30, 2012 are as follows:

	For the three months ended September 30, 2012	For the nine months ended September 30, 2012
Total investment income	$393,916	$560,832
Total expenses, net	147,342	464,323

Net investment income	246,574	96,509
Net realized gains/(losses)	—	25,065
Net unrealized gains/(losses)	65,623	47,357

Net increase in net assets resulting from operations	$312,197	$168,931

Investment Income

For the three and nine months ended September 30, 2012, investment income totaled $393,916 and $560,832, respectively, of which $393,867 and $560,584 was attributable to portfolio interest and $49 and $248 to interest earned on cash and cash equivalents, respectively.

Operating Expenses

Total net operating expenses after taking into account expense support payments from SIC Advisors totaled $147,342 for the three months ended September 30, 2012, and consisted of base management fees, administrator reimbursements, professional fees, insurance expenses, directors’ fees and other general and administrative fees. The base management and incentive fees for the quarter were $111,770 and $13,125, respectively.

Total operating expenses after taking into account expense support payments from SIC Advisors in the amount of $893,537 totaled $464,323 for the nine months ended September 30, 2012, and consisted of base management fees, administrator reimbursements, professional fees, insurance expenses, directors’ fees and other general and administrative fees. The base management and incentive fees for the period were $148,212 and $14,485, respectively.

Net Realized Gains/Losses from Investments

We measure realized gains or losses by the difference between the net proceeds from the disposition and the amortized cost basis of investment, without regard to unrealized gains or losses previously recognized.

During the three and nine months ended September 30, 2012, we recognized realized gains of $0 and $25,065, respectively.

Net Unrealized Appreciation/Depreciation on Investments

Net change in unrealized appreciation on investments reflects the net change in the fair value of our investment portfolio. For the three and nine months ended September 30, 2012, we had unrealized appreciation of $65,623 and $47,357 on our portfolio investments, respectively.

Changes in Net Assets from Operations

For the three months ended September 30, 2012, we recorded a net increase in net assets resulting from operations of $312,197 versus a net increase in net assets resulting from operations of $168,931 for the nine months ended September 30, 2012. Based on 1,231,625 and 721,389 weighted average common shares outstanding for the three and nine months ended September 30, 2012, respectively, our per share net increase in net assets resulting from operations was $0.25 for the three months ended September 30, 2012 versus a per share net increase in net assets from operations of $0.23 for the nine months ended September 30, 2012.

Financial Condition, Liquidity and Capital Resources

As a BDC, we distribute substantially all of our net income to our stockholders and we will have an ongoing need to raise additional capital for investment purposes. To fund growth, we have a number of alternatives available to increase capital, including raising equity, increasing debt, and funding from operational cash flow.

We generate cash from the net proceeds of our continuous public offering of shares of common stock and cash flows from operations, including fees, interest and dividends earned from our investments as well as principal repayments and proceeds from the sale of our investments. We may also earn interest from the temporary investment of cash in U.S. government securities and other high-quality debt investments that mature in one year or less. Our primary use of cash is for investments in portfolio companies, payments of our expenses and cash distributions to our stockholders.

We are currently selling our shares on a continuous basis at a per share price of $10.00. However, to the extent that our net asset value per share increases to an amount greater than our net proceeds as stated in our prospectus, we intend to sell at a price necessary to ensure that our shares are not sold at a price, after deduction of selling commissions and dealer manager fees, that is below net asset value. In the event of a material decline in our net asset value per share, which we consider to be a 2.5% decrease below our current net offering price, and subject to certain conditions, we will reduce our offering price accordingly. Promptly following any such adjustment to the offering price per share, we will file a prospectus supplement with the SEC disclosing the adjusted offering price, and we will also post the updated information on our website at http://www.sierraincomecorp.com.

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

On April 24, 2012, we entered into a prime brokerage services agreement (“PBSA”) with Barclays Capital Inc. (“Barclays”) whereby Barclays will provide financing for some portion of our secured bond investments. Under the terms of the PBSA, we are required to post a specified amount of collateral, in accordance with the margin requirements described in the agreement, generally between 20% and 50% of the market value of each secured bond investment as determined by Barclays. To secure the performance of our obligations under the PBSA, Barclays has been granted a first priority security interest and lien on all of the assets covered by the PBSA. Neither the cash collateral posted as margin nor our other assets covered by the PBSA are available to pay our debts.

Contractual Obligations

We have entered into certain contracts under which we have material future commitments. On April 5, 2012, we entered into the investment advisory agreement with SIC Advisors in accordance with the 1940 Act. The investment advisory agreement became effective as of the date that we met the minimum offering requirement. SIC Advisors serves as our investment advisor in accordance with the terms of the investment advisory agreement. Payments under our investment advisory agreement in each reporting period consist of (i) a management fee equal to a percentage of the value of our gross assets and (ii) an incentive fee based on our performance.

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

Our Board of Directors declared a series of semi-monthly distributions in 2012. These distributions represent an annualized yield of 8.0% based on an offering price of $10.00 per share:

Dividend Declared Per Share	Record Date	Payment Date
$0.03333	July 13, 2012	August 1, 2012
$0.03333	July 31, 2012	August 1, 2012
$0.03333	August 15, 2012	September 4, 2012
$0.03333	August 31, 2012	September 4, 2012
$0.03333	September 14, 2012	October 1, 2012
$0.03333	September 28, 2012	October 1, 2012
$0.03333	October 15, 2012	October 31, 2012
$0.03333	October 30, 2012	October 31, 2012
$0.03333	November 15, 2012	November 30, 2012
$0.03333	November 29, 2012	November 30, 2012
$0.03333	December 14, 2012	December 31, 2012
$0.03333	December 28, 2012	December 31, 2012

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

We have adopted an “opt in” distribution reinvestment plan pursuant to which our common stockholders may elect to have the full amount of any cash distributions reinvested in additional shares of our common stock. As a result, if we declare a cash distribution, stockholders that have “opted in” to our distribution reinvestment plan will have their distribution automatically reinvested in additional shares of our common stock rather than receiving cash dividends. Stockholders who receive distributions in the form of shares of common stock will be subject to the same federal, state and local tax consequences as if they received cash distributions.

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

We have entered into a dealer manager agreement with SC Distributors, LLC and will pay them a dealer manager fee of up to 2.75% of gross proceeds raised in the offering. An affiliate entity of SC Distributors LLC owns an equity interest in SIC Advisors which provides the right to receive a fixed percentage of the profits generated by SIC Advisors.

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

The base management fee will be calculated at an annual rate of 1.75% of our gross assets and will be payable quarterly in arrears. The incentive fee consists of :

•

An incentive fee on net investment income, which we refer to as the subordinated incentive fee on income, will be calculated and payable quarterly in arrears and will be based upon our pre-incentive fee net investment income for the immediately preceding quarter. No subordinated incentive fee on income is payable in any calendar quarter in which pre-incentive fee net investment income does not exceed a quarterly return to investors of 1.75% per quarter on our net assets at the end of the immediately preceding fiscal quarter, or the preferred quarterly return. All of our pre-incentive fee net investment income, if any, that exceeds the quarterly preferred return, but is less than or equal to 2.1875% on our net assets at the end of the immediately preceding fiscal quarter in any quarter, will be payable to SIC Advisors. We refer to this portion of our subordinated incentive fee on income as the catch up. It is intended to provide an incentive fee of 20% on all of our pre-incentive fee net investment income when our pre-incentive fee net investment income exceeds 2.1875% on our net assets at the end of the immediately preceding quarter in any quarter. For any quarter in which our pre-incentive fee net investment income exceeds 2.1875% on our net assets at the end of the immediately preceding quarter, the subordinated incentive fee on income shall equal 20% of the amount of our pre-incentive fee net investment income, because the preferred return and catch up will have been achieved.

•

A capital gains incentive fee will be earned on realized investments and shall be payable in arrears as of the end of each calendar year during which the IAA is in effect. If the IAA is terminated, the fee will also become payable as of the effective date of such termination. The fee will equal 20% of the realized capital gains, less the aggregate amount of any previously paid capital gains incentive fee. Incentive fee on capital gains is equal to realized capital gains on a cumulative basis from inception, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis.

Under the terms of the investment advisory agreement, SIC Advisors will bear all organization and offering expenses on our behalf. Upon such time that we have raised $300 million in gross proceeds in connection with the sale of shares of our common stock, SIC Advisors shall no longer be obligated to bear, pay or otherwise be responsible for any ongoing organization and offering expenses on our behalf, and we will be responsible for paying or otherwise incurring all such organization and offering expenses. Pursuant to the terms of the investment advisory agreement, we have agreed to reimburse SIC Advisors for any such organizational and offering expenses incurred by SIC Advisors not to exceed 1.25% of the gross subscriptions raised by us over the course of the offering period, which is currently scheduled to terminate two years from the initial offering date, unless extended. Notwithstanding the foregoing, in the event that organizational and offering expenses, together with sales commissions, the dealer manager fee and any discounts paid to members of the Financial Industry Regulatory Authority, exceed 15% of the gross proceeds from the sale of shares of our common stock pursuant to our registration statement or otherwise at the time of the completion of our offering, then SIC Advisors shall be required to pay or, if already paid by us, reimburse us for amounts exceeding such 15% limit.

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

Investments measured and reported at fair value will be classified and disclosed in one of the following categories:

Level 1 - Quoted prices are available in active markets for identical investments as of the reporting date. Publicly listed equities and publicly listed derivatives will be included in Level 1. In addition, securities sold, but not yet purchased and call options will be included in Level 1. We will not adjust the quoted price for these investments, even in situations where we hold a large position and a sale could reasonably affect the quoted price.

Level 2 - Pricing inputs are other than quoted prices in active markets, which are either directly or indirectly observable as of the reporting date, and fair value is determined through the use of models or other valuation methodologies. In certain cases, debt and equity securities are valued on the basis of prices from an orderly transaction between market participants provided by reputable dealers or pricing services. In determining the value of a particular investment, pricing services may use certain information with respect to transactions in such investments, quotations from dealers, pricing matrices, market transactions in comparable investments, and various relationships between investments. Investments which are generally expected to be included in this category include corporate bonds and loans, convertible debt indexed to publicly listed securities, and certain over-the-counter derivatives.

Level 3 - Pricing inputs are unobservable for the investment and include situations where there is little, if any, market activity for the investment. The inputs into the determination of fair value require significant judgment or estimation. Investments that are expected to be included in this category are our private portfolio companies.

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

Organization and Offering Expenses

Organization expenses will be expensed by SIC Advisors and we may be required to reimburse SIC Advisers for such expenses subject to the terms of the investment management agreement. Until such time that we raise $300 million in gross proceeds in connection with the sale of shares of our common stock, continuous offering expenses will be expensed by SIC Advisors and we may be required to reimburse SIC Advisors for such expenses subject to the terms of the investment management agreement. After such time, continuous offering expenses, excluding sales load, will be capitalized on our balance sheet as deferred offering expenses and expensed to our Company’s statement of operations over a 12-month period.

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

Change In Internal Control Over Financial Reporting

No change occurred in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the three months ended September 30, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II - Other Information

Item 1:	Legal Proceedings.

We are not currently subject to any legal proceedings, nor, to our knowledge, are any legal proceedings threatened against us or our subsidiaries.

Item 1A:	Risk Factors.

In addition to other information set forth in this report, you should carefully consider the “Risk Factors” discussed in our final prospectus dated April 16, 2012, filed with the SEC on April 19, 2012, which could materially affect our business, financial condition and/or operating results. Additional risks or uncertainties not currently known to us or that we currently deem to be immaterial also may materially affect our business, financial condition and/or operating results. There has been no material changes in the risk factors included in our prospectus, as amended or supplemented.

Item 2:	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3:	Defaults Upon Senior Securities.

None.

Item 4:	Mine Safety Disclosures.

None.

Item 5:	Other Information.

None.

Item 6:	Exhibits.

EXHIBIT INDEX

Number	Description

31.1	Certification by Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 13, 2012	Sierra Income Corporation.

	By	/s/ Seth Taube
Seth Taube Chief Executive Officer (Principal Executive Officer)

Dated: November 13, 2012	By	/s/ Richard T. Allorto, Jr.
Richard T. Allorto, Jr. Chief Financial Officer (Principal Accounting and Financial Officer)