Form 10-K
period 2012-12-31
Sierra Income Corp
filed 2013-03-15
CIK 1523526

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to

Commission file number: 814-00924

Sierra Income Corporation

(Exact Name of Registrant as Specified in its Charter)

Maryland	45-2544432
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

375 Park Avenue, 33rd Floor, New York, NY 10152	10152
(Address of Principal Executive Offices)	(Zip Code)

(212) 759-0777

(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, par value $0.001 per share

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities

Act.     Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the

Act.     Yes  ☐    No  ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).     Yes  ☐    No  ☒

There is no established market for the Registrant’s shares of common stock. The Registrant is currently conducting an ongoing public offering of its shares of common stock pursuant to a Registration Statement on Form N-2, which shares are being sold at a price of $10.00 per share, with discounts available for certain categories of purchasers, or at a price necessary to ensure that shares are not sold at a price per share, after deduction of selling commissions and dealer manager fees, that is below net asset value per share.

As of March 1, 2013, the Registrant had 3,466,133 shares of common stock, $0.001 par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A in connection with the registrant’s 2013 Annual Meeting of Stockholders, which will be filed subsequent to the date hereof, are incorporated by reference into Part III of this Form 10-K. Such proxy statement will be filed with the Securities and Exchange Commission not later than 120 days following the end of the Registrant’s fiscal year ended December 31, 2012.

SIERRA INCOME CORPORATION

PART I

In this annual report on Form 10-K, except as otherwise indicated, the terms:

•	“we”, “us”, “our”, “Sierra” and the “Company” refer to Sierra Income Corporation, a Maryland corporation.

•	“SIC Advisors” and the “Adviser” refer to SIC Advisors LLC, our investment advisor; and

•	“Medley” refers, collectively, to the activities and operations of Medley Capital LLC, Medley, LLC, associated investment funds and their respective affiliates.

Item 1.	Business

GENERAL

Sierra Income Corporation is a non-diversified closed-end management investment company incorporated in Maryland that has elected to be treated and is regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). The Company intends to elect to be treated for U.S. federal income tax purposes as a regulated investment company (“RIC”) under the Internal Revenue Code of 1986, as amended (the “Code”) commencing with our first taxable year as a corporation. We are externally managed and advised by our investment adviser, SIC Advisors LLC (“SIC Advisors”) pursuant to an investment advisory agreement.

Our investment objective is to generate current income, and to a lesser extent, long-term capital appreciation. We intend to meet our investment objective by investing primarily in the debt of privately owned U.S. companies with a focus on senior secured debt, second lien debt and, to a lesser extent, subordinated debt. We will originate transactions sourced through our existing SIC Advisors’ network, and expect to acquire debt securities through the secondary market. We may make equity investments in companies that we believe will generate appropriate risk adjusted returns, although we do not expect this to be a substantial portion of our portfolio.

Our Advisor

Our investment activities are managed by our investment adviser, SIC Advisors, which is a registered investment adviser under the Investment Advisers Act of 1940, as amended, or the Advisers Act, and a majority owned subsidiary of Medley, LLC. SIC Advisors is responsible for sourcing potential investments, conducting due diligence on prospective investments, analyzing investment opportunities, structuring investments and monitoring our portfolio on an ongoing basis.

Seth Taube, Robert Comizio, Andrew Fentress, Brook Taube and Jeff Tonkel serve as principals of the Advisor and bring an average of more than 20 years of experience in principal finance, investment sourcing, credit analysis, transaction structuring, due diligence and investing.

Medley serves as our administrator and provides us with office space, equipment and other office services. The responsibilities of our administrator include overseeing our financial records, preparing reports to our stockholders and reports filed with the Securities and Exchange Commission (the “SEC”) and generally monitoring the payment of our expenses and the performance of administrative and professional services rendered to us by others.

Formation

Sierra Income Corporation was incorporated under the general corporation laws of the State of Maryland on June 13, 2011.

On April 17, 2012, we successfully reached our minimum escrow requirement and officially commenced our operations by receiving gross proceeds of $10,000,000 in exchange for 1,108,033 shares of common stock sold to SIC Advisors. Our offering period is currently scheduled to terminate two years after the initial offering date, or April 16, 2014, unless extended. Since commencing operations, we have sold a total of 3,466,133 shares of common stock for total gross proceeds of $33,933,030. The proceeds from the issuance of common stock as presented in our statements of changes in net assets and statements of cash flows are presented net of selling commissions and dealer manager fees.

Investment Process Overview

We have a disciplined and repeatable process for executing, monitoring, structuring and exiting investments.

Identification and Sourcing. The Advisor’s investment team’s experience and reputation have allowed it to generate a substantial and continuous flow of attractive investment opportunities. The principals of SIC Advisors maintain a strong and diverse network which results in sustained and high quality deal flow. We believe that SIC Advisors’ breadth and depth of experience across strategies and asset classes, coupled with its significant relationships built over the last 20 years, make it particularly qualified to uncover, evaluate and aggressively pursue attractive investment opportunities. Leveraging its deal-flow network, the principals of SIC Advisors have compiled a robust current pipeline of transactions ready for possible inclusion in our portfolio.

Analysis and Due Diligence. The Advisor’s investment team believes that its expertise in underwriting, financial analysis and enterprise valuation enables it to identify compelling transactions among the numerous opportunities in the private market. Typically, a principal of the Advisor will lead a transaction and work closely with other SIC Advisors’ investment professionals on the various aspects of the due diligence process.

SIC Advisors maintains a rigorous due diligence process. Prior to making each investment, SIC Advisors subjects each potential portfolio company to an extensive credit review process, including analysis of market and operational dynamics as well as both historical and projected financial analysis. Liquidity, margin trend, leverage, free cash flow and fixed charge coverage statistics as well as their relation to industry metrics are closely scrutinized. Sensitivity analysis is performed on borrower projections with a focus on downside scenarios involving liquidations and asset sales. Areas of additional focus include management or sponsor experience, management compensation, competitive landscape, regulatory threats, pricing power, defensibility of market share and tangible asset values. As the Advisor deems necessary, background checks and tax compliance checks may be conducted on portfolio company management teams and key employees. When appropriate, our investment team personally contacts customers, suppliers and competitors and performs on-site, primary and in-depth due diligence to prove or disprove its investment theses.

For secondary purchases of investments, SIC Advisors generally seeks to perform the same level of analysis and due diligence as it performs for newly originated investments, except to the extent not feasible given the nature of these investments.

SIC Advisors routinely uses third parties to corroborate valuation, audit and industry specific diligence. Reputable and experienced legal counsel is engaged to evaluate and mitigate any security, regulatory, insurance, tax or other company-specific risk. In reviewing each investment, one or more of the principals of the Advisor may conduct site visits to portfolio companies and their various assets. The principals of the Advisor’s will also analyze corporate documents and review any and all relevant contracts. Finally, multiple investment committee approvals, each requiring a unanimous decision, are necessary to close and fund a transaction. All reimbursements to SIC Advisors for any third-party consulting agreements shall be subject to the limitations set forth in “Discussion of Expected Operating Plans — Reimbursement of Medley for Administrative Services.”

Structuring. For newly originated investments, SIC Advisors strives to negotiate an optimal combination of current and deferred interest payments, equity participation and prepayment penalties, along with suitable covenants and creditor rights which will generally be greater than the rights normally obtained by institutional investors in comparable transactions and may include such provisions as: specific rights to consult with and advise management, the right to inspect company books, records or facilities, as well as the right to review balance sheets and/or statements of income and cash flows of the company. SIC Advisors determines whether the investment structure, particularly the amount of debt, is appropriate for the portfolio company’s business, sometimes reassessing the investment’s risk/return profile and adjusting pricing and other terms as necessary. The Advisor’s investment team has in-depth restructuring, liquidation and bankruptcy experience, which is vital to success as a lender over market cycles.

For secondary purchases of investments, SIC Advisors reviews the legal documentation relating to the investments to ensure that they contain appropriate covenants and creditors’ rights and that we can maintain adequate control over the investments through the exercise of voting and approval rights.

Investment Approval. After SIC Advisors completes its final due diligence, each proposed investment is presented to its investment committee and subjected to extensive discussion and follow-up analysis, if necessary. A formal memorandum for each investment opportunity, which includes the results of business due diligence, multi-scenario financial analysis, risk-management assessment, results of third-party consulting work, background checks and structuring proposals is prepared for the investment committee.

Investment Monitoring and Exit. SIC Advisors believes in an active approach to asset management. Investment professionals, each with deep restructuring and workout experience, will support SIC Advisors portfolio-monitoring effort. The monitoring process includes frequent interaction with management, attending board of directors’ meetings, consulting with industry experts, working with third-party consultants and developing portfolio company strategy with equity investors. SIC Advisors’ investment team also evaluates financial reporting packages from portfolio companies that detail operational and financial performance. Data is entered into SIC Advisors’ proprietary, centralized electronic database. Additionally, this information is reviewed monthly as part of our portfolio monitoring process. To further support this process, SIC Advisors’ investment team conducts regular third-party valuation analyses and continually monitors future liquidity, covenant compliance and leading industry or economic indicators to maintain a proactive rather than reactive approach to asset management. We believe this hands-on approach helps in the early identification of any potential problems.

Each transaction is presented to the Investment Committee in a formal written report. All of our new investments and the exit or sale of an existing investment must be approved unanimously by the Investment Committee. In certain instances, our board of directors may also determine that its approval is required prior to the making of an investment.

Investment Structure

For newly originated investments, SIC Advisors strives to negotiate an optimal combination of current and deferred interest payments, equity participation and prepayment penalties, along with suitable covenants and creditor rights which will generally be greater than the rights normally obtained by institutional investors in comparable transactions and may include such provisions as: specific rights to consult with and advise management, the right to inspect company books, records or facilities, as well as the right to review balance sheets and/or statements of income and cash flows of the company. SIC Advisors determines whether the investment structure, particularly the amount of debt, is appropriate for the portfolio company’s business, sometimes reassessing the investment’s risk/return profile and adjusting pricing and other terms as necessary. The Advisor’s investment team has in-depth restructuring, liquidation and bankruptcy experience which is vital to success as a lender over market cycles.

For secondary purchases of investments, SIC Advisors reviews the legal documentation relating to the investments to ensure that they contain appropriate covenants and creditors rights and that we can maintain adequate control over the investments through the exercise of voting and approval rights.

Investment Committee

The purpose of the investment committee is to evaluate and approve all investments by SIC Advisors. The investment committee is comprised of Seth Taube, Robert Comizio, Andrew Fentress, Brook Taube and Jeff Tonkel. Approval of an investment requires a unanimous vote of the investment committee. The committee process is intended to bring the diverse experience and perspectives of the committee members to the analysis and consideration of every investment. The investment committee also serves to provide consistency and adherence to SIC Advisors’ investment philosophies and policies. The investment committee also determines appropriate investment sizing and suggests ongoing monitoring requirements.

In addition to reviewing investments, investment committee meetings serve as a forum to discuss credit views and outlooks. Potential transactions and deal flow are also reviewed on a regular basis. Members of the investment committee are encouraged to share information and views on credits with the investment committee early in their analysis. This process improves the quality of the analysis and assists the deal team members to work more efficiently.

Managerial Assistance

As a BDC, we will offer, and must provide upon request, managerial assistance to certain of our portfolio companies. This assistance could involve, among other things, monitoring the operations of our portfolio companies, participating in board and management meetings, consulting with and advising officers of portfolio companies and providing other organizational and financial guidance. We may receive fees for these services and will reimburse Medley, as our administrator, for its allocated costs in providing such assistance subject to review and approval by our board of directors. Medley will provide such managerial assistance on our behalf to portfolio companies that request this assistance.

Competition

Our primary competitors to provide financing to private and middle-market companies are public and private funds, commercial and investment banks, commercial finance companies, other BDCs, small business investment companies (“SBIC”) and private equity and hedge funds. Some competitors may have access to funding sources that are not available to us. In addition, some of our competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of investments and establish more relationships than us. Furthermore, many of our competitors are not subject to the regulatory restrictions that the 1940 Act imposes on us as a BDC or to the distribution and other requirements we must satisfy to maintain our favorable RIC tax status.

Staffing

We do not currently have any employees and do not expect to have any employees. Services necessary for our business are provided by individuals who are employees of SIC Advisors and Medley, pursuant to the terms of the investment advisory agreement and the administration agreement. Our day-to-day investment operations are managed by our investment advisor. In addition, we reimburse Medley for our allocable portion of expenses incurred by it in performing its obligations under the administration agreement, including our allocable portion of the cost of our officers and their respective staffs.

Administration

We entered into an administration agreement with Medley Capital LLC (the “Administration Agreement”) pursuant to which Medley Capital LLC furnishes us with administrative services necessary to conduct our day-to-day operations. Medley Capital LLC is reimbursed for administrative expenses it incurs on the Company’s behalf in performing its obligations. Such costs are reasonably allocated to us on the basis of assets, revenues, time records or other reasonable methods. We do not reimburse Medley Capital LLC for any services for which it receives a separate fee or for rent, depreciation, utilities, capital equipment or other administrative items allocated to a controlling person of Medley Capital LLC. Medley Capital LLC is an affiliate of SIC Advisors.

Information Available

We maintain a website at http://www.sierraincomecorp.com . We make available, free of charge, on our website, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports as soon as reasonably practicable after we electronically file such material with, or furnish it to, the U.S. Securities and Exchange Commission, or SEC. Information contained on our website is not incorporated by reference into this annual report on Form 10-K and you should not consider information contained on our website to be part of this annual report on Form 10-K or any other report we file with the SEC.

INVESTMENTS

We have built a diverse portfolio that includes senior secured first lien term loans, senior secured second lien term loans, senior secured notes and warrants.

The following table shows the portfolio composition by industry grouping at fair value at December 31, 2012:

	Fair Value	Percentage of Total Portfolio
Telecommunications	3,241,338	10.5%
Restaurant & Franchise	3,220,943	10.4%
Mining, Steel, Iron, and Nonprecious metals	3,139,624	10.3%
Oil and Gas	2,994,449	9.8%
Automobile	2,923,700	9.6%
Retail Stores	1,508,330	4.9%
Business Services	1,495,145	4.9%
Machinery (Nonagriculture, Nonconstruction, Nonelectric)	1,364,001	4.5%
Chemicals	1,285,207	4.2%
Retail	1,179,375	3.9%
Personal and Nondurable Consumer Products (Manufacturing Only)	1,176,009	3.8%
Healthcare, Education, and Childcare	1,062,500	3.5%
Gaming	1,045,312	3.4%
Industrial	1,029,400	3.4%
Energy	1,010,000	3.3%
Software	985,343	3.2%
Grocery	964,535	3.2%
Aerospace & Defense	505,000	1.7%
Electronics	450,000	1.5%

Total	$30,580,211	100.0%

The following table sets forth certain information as of December 31, 2012 for each portfolio company in which we had an investment. Other than these investments, our only formal relationships with our portfolio companies are the managerial assistance that we provide upon request and the board observer or participation rights we may receive in connection with our investment.

Portfolio Company	Industry	Interest	Maturity	Principal Amount	Amortized Cost	Fair Value	Percentage of Net Assets (3)
Non-Controlled/non-Affiliated investments – 148.3%(3)
Senior Secured Notes – 124.6%(3)
Atkore International, Inc. (2)	Mining, Steel, Iron, and Nonprecious Metals	9.875%	1/1/2018	$750,000	$733,129	$801,600	3.9%
Bon-Ton Stores, Inc.	Retail Stores	10.625%	7/15/2017	1,000,000	914,795	951,200	4.6%
Cengage Learning, Inc.	Healthcare, Education, and Childcare	11.500%	4/15/2020	1,250,000	1,348,108	1,062,500	5.2%
Checkers Drive-In restaurants, Inc.	Restaurant & Franchise	11.000%	12/1/2017	1,500,000	1,504,956	1,504,956	7.3%
Dispensing Dynamics International, Inc.(2)	Personal and Nondurable Consumer Products (Manufacturing Only)	12.500%	1/1/2018	1,200,000	1,176,009	1,176,009	5.7%
EarthLink, Inc.	Telecommunications	10.500%	4/1/2016	900,000	950,574	957,420	4.6%
Exide Technologies(2)	Machinery (Nonagriculture, Nonconstruction, Nonelectric)	8.625%	2/1/2018	1,600,000	1,336,979	1,364,001	6.6%
Fifth and Pacific Companies, Inc.	Retail Stores	10.500%	4/15/2019	500,000	557,130	557,130	2.7%
Green Field Energy Services, Inc.	Oil and Gas	13.000%	11/15/2016	512,000	494,791	494,791	2.4%
IDQ Holdings, Inc.	Automobile	11.500%	4/1/2017	1,000,000	1,044,468	1,078,200	5.2%
Ineos Finance PLC.	Chemicals	7.500%	5/1/2020	1,250,000	1,285,207	1,285,207	6.2%
Innovation Ventures, Inc.	Retail	9.500%	8/1/2019	1,250,000	1,224,724	1,179,375	5.7%
Integra Telecom, Inc.(2)	Telecommunications	10.750%	4/15/2016	750,000	722,600	757,500	3.7%
Linc Energy Finance (USA), Inc.(2)	Oil and Gas	12.500%	10/31/2017	1,000,000	980,715	980,715	4.8%
Maxim Crane Works Holdings, Inc.	Industrial	12.250%	4/15/2015	1,000,000	1,010,037	1,029,400	5.0%
Mohegan Tribal Gaming Authority	Gaming	11.500%	11/1/2017	1,000,000	1,045,312	1,045,312	5.1%
Pittsburgh Glass Works, LLC	Automobile	8.500%	4/15/2016	1,425,000	1,325,728	1,311,000	6.4%
Prince Minerals Holding Corp.(2)	Mining, Steel, Iron, and Nonprecious Metals	11.500%	12/15/2019	1,200,000	1,186,001	1,248,000	6.1%
Satmex Mexicanos, S.A. de C.V.	Telecommunications	9.500%	5/15/2017	1,000,000	1,035,564	1,035,564	5.0%
Shale-Inland Holdings, Inc.	Energy	8.750%	11/15/2019	1,000,000	993,624	1,010,000	4.9%
Sizzling Platter, LLC (2)	Restaurant & Franchise	12.250%	4/15/2016	1,652,000	1,715,987	1,715,987	8.3%
Tempel Steel Company(2)	Mining, Steel, Iron, and Nonprecious Metals	12.000%	8/15/2016	1,115,000	1,102,986	1,090,024	5.3%
Tower International, Inc.(2)	Automobile	10.625%	9/1/2017	500,000	518,324	534,500	2.6%
U.S. Well Services, LLC(2)	Oil and Gas	14.500%	2/15/2017	1,518,405	1,504,921	1,503,828	7.3%

Total Senior Secured Notes					25,712,669	25,674,219

Portfolio Company	Industry	Interest	Maturity	Principal Amount	Amortized Cost	Fair Value	Percentage of Net Assets (3)
Senior Secured Loans - First Lien – 9.5%(3)
Great Atlantic & Pacific Tea Company(2)	Grocery	LIBOR + 9%, 2% Floor	3/13/2017	942,875	964,535	964,535	4.7%
WeLocalize, Inc.(2)	Business Services	LIBOR + 8%, 2% Floor	11/19/2015	459,478	459,478	459,478	2.2%
WeLocalize, Inc.(2)	Business Services	LIBOR + 9%, 2% Floor, 1.25% PIK	11/19/2015	538,617	538,617	538,617	2.6%

Total Senior Secured Loans - First Lien					1,962,630	1,962,630
Senior Secured Loans - Second Lien – 14.2%(3)
Aderant North America, Inc.(2)	Electronics	LIBOR + 8.75%, 1.25% Floor	6/20/2019	450,000	450,000	450,000	2.2%
Camp Systems International, Inc.	Aerospace & Defense	LIBOR + 8.75%, 1.25% Floor	11/30/2019	500,000	490,523	505,000	2.4%
Deltek, Inc(2).	Software	LIBOR + 8.75%, 1.25% Floor	10/31/2019	1,000,000	985,343	985,343	4.8%
Securus Technologies, Inc.	Communications	LIBOR + 9.00%, 1.75% Floor	5/31/2018	500,000	490,854	490,854	2.4%
Travelport LLC	Business Services	LIBOR + 9.5%, 1.5% Floor	11/22/2015	500,000	487,178	497,050	2.4%

Total Senior Secured Loans - Second Lien					2,903,898	2,928,247
Warrants/Equity - 0.1%(3)
Green Field Energy Services, Inc., Warrants	Oil & Gas			20,000	20,000	15,115	0.1%
U.S. Well Services, LLC(2)	Oil & Gas			1,518	152	0	0.0%

Total Warrants/Equity					20,152	15,115

Total Non-controlled/ non-affiliated investments -					30,599,349	30,580,211

US Government Treasuries – 29.1%(3)
US Treasury Bill	US Government Treasuries	1.375%	1/15/2013	6,000,000	6,003,022	6,003,000	29.1%

Total Investments and US Government Treasuries – 177.4%(3)					$36,602,371	$36,583,211

(1)	All of our investments are domiciled in the United States except for Satmex Mexicanos S.A. de C.V., which is domiciled in Mexico.
(2)	An affiliated fund that is managed by an affiliate of SIC Advisors LLC also holds an investment in this security.
(3)	Percentage is based on net assets of $20,622,982 as of December 31, 2012.

As of December 31, 2012, the weighted average yield based upon original cost on our portfolio investments was approximately 11.0%, and 16.0% of our income-bearing investment portfolio bore interest based on floating rates, such as LIBOR, and 84.0% bore interest at fixed rates. The weighted average yield on income producing investments is computed based upon a combination of the cash flows to date and the contractual interest payments, principal amortization and fee notes due at maturity without giving effect to closing fees received, base management fees, incentive fees or general fund related expenses. Each floating rate loan uses LIBOR as its floating rate index. For each floating rate loan, the projected fixed-rate equivalent coupon rate used to forecast the interest cash flows was calculated by adding the interest rate spread specified in the relevant loan document to the fixed-rate equivalent LIBOR rate, duration-matched to the specific loan, adjusted by the LIBOR floor and/or cap in place on that loan.

Overview of Portfolio Companies

Set forth below is a brief description of the business of our portfolio companies as of December 31, 2012.

Portfolio Company	Brief Description of Portfolio Company

Aderant, Inc.	Aderant, Inc. is a provider of enterprise software solutions to law firms and other professional services organizations globally. Aderant’s software is tailored to address the industry-specific requirements of law firms and professional services organizations, with solutions spanning financial management, time and billing, practice management, rules based calendar, matter management systems, customer relationship management, business intelligence and performance management functions.

Atkore International, Inc.	Atkore International is a global manufacturer of fabricated steel tubes, pipes, pre-wired armored cables, cable management systems and metal framing systems. Atkore operates 24 manufacturing facilities and 15 distribution facilities located predominantly in the Midwest region of the U.S., strategically near raw material suppliers and customers.

Bon-Ton Stores, Inc.	The Bon-Ton Stores, Inc. is a regional department store company operating 272 stores in 23 states throughout the northern United States. The stores, carrying its namesake nameplate, serve the Mid-Atlantic and New England regions of the United States, extending to upstate New York and throughout Pennsylvania. Other chains operated by the company include Bergner’s, Boston Store, Carson Pirie Scott, Elder-Beerman, Herberger’s, Parisian (Detroit-area only) and Younkers.

CAMP Systems International, Inc.	CAMP Systems International, Inc. provides aircraft maintenance tracking software in the United States and internationally. CAMP’s software solutions include various web-based software for aircraft maintenance management, flight scheduling systems and inventory management. CAMP’s maintenance software currently supports over 190 makes and models.

Cengage Learning	Cengage Learning, formerly known as Thomson Learning, is the #2 higher education publisher in the United States and the #1 foreign education publisher in China. In the United States, Cengage produces a variety of print and digital education solutions and services for the academic, career, school, research and professional markets. In international markets, Cengage distributes educational solutions across all major academic disciplines.

Checkers Drive-In Restaurants	Checkers Drive-In Restaurants, Inc. is an operator of drive-thru hamburger quick service restaurants. Checkers operates a unique drive-in format with no dining rooms to minimize rent expense. Most restaurants are located in high density areas and near other fast food chains such as McDonalds, Wendy’s and Burger King.

Portfolio Company	Brief Description of Portfolio Company

Deltek, Inc.	Deltek, Inc. is a leading provider of project focused enterprise software and information solutions. Deltek’s software is a comprehensive solution in the service resource planning marketplace, providing end-to-end management of business development and project lifecycles.

Dispensing Dynamics International, Inc.	Dispensing Dynamics International, Inc. is a leading designer and manufacturer of paper towel, bath tissue, soap and odor dispensing systems utilized in commercial Away-From-Home (“AFH”) washroom settings. Dispensing Dynamics International has the #1 market share in the North America value-added paper dispensing industry, including electronic, mechanical hands free, center pull dispensers and hybrid roll paper towel dispensers. Products are primarily located in high-traffic AFH washrooms found in airports, stadiums, office buildings, restaurants, schools and universities and general retail environments.

EarthLink, Inc.	EarthLink, Inc. provides IT, network and communication services to individual and business consumers. In late 2010, EarthLink acquired ITC DeltaCom and One Communication and gained ownership or indefeasible rights of use to about 28,000 route miles of long haul or metro fiber, and in the process transformed itself into a competitive local exchange carrier that generates most of its revenue from selling to business customers.

Exide Technologies	Exide Technologies is a global manufacturer of lead-acid batteries that include starting, lighting and ignition batteries for cars, trucks, off-road vehicles, agricultural and construction vehicles and industrial energy that supplies both motive power and network power applications. Exide operates 33 manufacturing plants, including 24 battery plants, in 11 countries located across the United States, Europe, Australia and India.

Fifth & Pacific Companies, Inc.	Fifth & Pacific Companies, Inc. engages in the design and marketing of a range of apparel and accessories. Fifth & Pacific Companies provides luxurious and casual apparel and accessories for women, men and children. Fifth & Pacific Companies sells its products to department store chains and specialty retail store customers under the brand names Kate Spade, Juicy Couture and Lucky Brand.

Green Field Energy Services, Inc.	Green Field Energy Services, Inc. is an independent oilfield services company that provides a wide range of services to oil and natural gas drilling and production companies to help develop and enhance the production of hydrocarbons. Green Field Energy Service’s services include hydraulic fracturing, cementing, coiled tubing, pressure pumping, acidizing and other pumping services.

IDQ Holdings, Inc.	IDQ Holdings, Inc. is provider of high-quality and easy-to-use air conditioning (“A/C”) maintenance and repair solutions for the do-it-yourself automotive aftermarket in North America. IDQ Holdings

Portfolio Company	Brief Description of Portfolio Company

offers 650 SKUs over two product categories: value added products and complimentary products. Value added products include all-in-one A/C recharge kits and refrigerant blends with performance enhancing additives. Complimentary products include straight refrigerants, specialty chemicals, HVAC solutions, and commercial products and accessories.

Ineos Finance PLC	Ineos Finance PLC owns and operates highly integrated, world-class chemical facilities and production technologies. Ineos Finance has leading global market positions for a majority of its key products, a strong and stable customer base and a highly experienced management team. Ineos Finance operates 29 manufacturing sites in eight countries throughout the world, including petrochemical facilities in Europe which are co-located and fully integrated with refineries.

Innovation Ventures, LLC	Innovation Ventures, LLC is a producer of energy shots, marketed under the brand name 5-hour Energy. 5-hour Energy is a blend of B-vitamins, caffeine, amino acids and nutrients, contains no sugar or herbal stimulants and has 4 calories. The energy shots are sold in convenience stores, mass merchandisers, drug stores, warehouse clubs, supermarkets, dollar stores and other channels primarily in the United States.

Integra Telecom, Inc.	Integra Telecom, Inc. is a regional fiber-based local exchange carrier that provides integrated communication services across 35 metropolitan areas in 11 states of the Western United States. Integra owns (directly or under indefeasible rights of use) a fiber optic network with over 8,000 route miles of fiber, consisting of 3,000 route miles of metro fiber and 5,000 route miles of long haul fiber. Within its metro network, Integra has direct fiber connection to approximately 1,847 locations.

Linc Energy Finance (USA), Inc.	Linc Energy Finance (USA), Inc. was formed for the purpose of acquiring crude oil and gas producing properties in the United States. Linc Energy Finance is now engaged in the production, development and exploitation of crude oil and gas in Texas, Louisiana, Wyoming and Alaska.

Maxim Crane Holdings, Inc.	Maxim Crane Holdings, Inc. is a leading U.S. provider of crane services that support maintenance and expansion needs of energy-related infrastructure, industrial and building construction markets.

Mohegan Tribal Gaming Authority	Mohegan Tribal Gaming Authority owns, operates and develops gaming facilities in the United States. The Company is owned by the Mohegan Tribe of Indians of Connecticut, a federally-recognized Native American tribe with an approximately 507-acre reservation in Connecticut, including the Mohegan Sun, a 185-acre gaming facility and Pocono Downs, a 400,000 square foot facility in Pennsylviania.

Pittsburgh Glass Works, LLC	Pittsburgh Glass Works, LLC is a manufacturer and distributor of a full range of automotive glass products including windshields,

sidelites, backlites and sunroofs. Pittsburgh Glass Works has three business units, including Original Equipment Manufacturing, Automotive Replacement Glass and Insurance and Services.

Prince Mineral Holding Corporation	Prince Mineral Holding Corporation is a global distributor of specialty mineral products and niche industrial additives. Prince Mineral sources, processes and distributes its products for use in brick, glass, agriculture, foundry, refractory and steel, oil and gas and coal end markets.

Satelites Mexicanos, S.A. de C.V.	Satelites Mexicanos, S.A. de C.V. is a provider of fixed satellite services in the Americas. Satelites Mexicanos was formed in 1997 in connection with the Mexican government’s privatization of satellite communications.

Securus Technologies, Inc.	Securus Technologies, Inc. is an independent provider of inmate telecommunications in North America, delivering turnkey solutions to over 850,000 inmates at roughly 2,200 correctional facilities across 44 states in the United States, the District of Columbia and Canada.

Shale-Inland Holdings, Inc.	Shale-Inland Holdings, Inc. is a distributor and supplier of pipe, valves, fittings , related products and technical solutions to the energy and industrial sectors and a processor of stainless steel and aluminum products.

Sizzling Platter LLC	Sizzling Platter LLC is a restaurant management company that operates 146 Little Caesars locations, 23 Sizzler locations and 13 other limited service restaurants in the Western United States as a franchisee. Sizzling Platter is the largest franchisee of Little Ceasars locations in the United States.

Tempel Steel Company	Tempel Steel Company is an independent manufacturer of magnetic steel laminations used in the production of motors and transformers. Tempel Steel has manufacturing operations in the United States, Mexico, China and India, a distribution and steel services center in Canada and distribution centers in Pennsylvania and California.

The Great Atlantic & Pacific Tea Company, Inc.	The Great Atlantic & Pacific Tea Company, Inc (“A&P”), was the first national food chain in the United States and is now a leading food retailer in the Northeastern United States. A&P holds a leading market share in the New York metro region, and in other regions in New York, New Jersey and Pennsylvania.

Tower International, Inc.	Tower International, Inc. is an integrated global manufacturer of engineered structural metal components and assemblies primarily serving automotive original equipment manufacturers. Tower offers its automotive customers a broad product portfolio, supplying body-structure stampings, frames and other chassis structures, as well as complex welded assemblies, for small and large cars, crossovers, pickups and sport utility vehicles.

Portfolio Company	Brief Description of Portfolio Company

Travelport LLC	Travelport LLC provides transaction processing solutions and data to companies operating in the travel industry worldwide. Travelport offers aggregation, search and transaction processing services to travel suppliers and travel agencies allowing travel agencies to search, compare, process and book itinerary and pricing options across various travel suppliers.

U.S. Well Services LLC	U.S. Wells Services LLC is a Houston, Texas-based oilfield service provider currently contracted to engage in pressure pumping and related services, including high-pressure hydraulic fracturing in unconventional oil and natural gas basins.

Welocalize, Inc.	Welocalize, Inc. provides technology-enabled localization services to large multinational clients through a suite of software as a service tools. Localization is the process of taking various forms of content designed for use in one country and making it linguistically and culturally appropriate.

INVESTMENT ADVISORY AGREEMENT AND FEES

Investment Advisory Fees

We pay SIC Advisors a fee for its services under the Investment Advisory Agreement consisting of two components: a management fee and an incentive fee. We believe that this fee structure benefits stockholders by aligning the compensation of our Advisor with our overall investment performance. The cost of both the management fee and the incentive fee are ultimately borne by our stockholders.

Base Management Fee

The base management fee calculated at an annual rate of 1.75% of our gross assets payable quarterly in arrears. For purposes of calculating the base management fee, the term “gross assets” includes any assets acquired with the proceeds of leverage. The Advisor benefits when we incur debt or use leverage. For the first quarter of our operations, the base management fee was calculated based on the initial value of our gross assets. Subsequently, the base management fee is calculated based on our gross assets at the end of each completed calendar quarter. Base management fees for any partial quarter are appropriately prorated.

Incentive Fee

The incentive fee is divided into two parts: (i) a subordinated incentive fee on income and (ii) an incentive fee on capital gains. Each part of the incentive fee is outlined below.

The subordinated incentive fee on income is earned on pre-incentive fee net investment income and is determined and payable in arrears as of the end of each calendar quarter during which the Investment Advisory Agreement is in effect. If the Investment Advisory Agreement is terminated, the fee will also become payable as of the effective date of the termination.

The subordinated incentive fee on income for each quarter is calculated as follows:

•

No subordinated incentive fee on income is payable in any calendar quarter in which the pre-incentive fee net investment income does not exceed a quarterly return to investors of 1.75% per quarter on our net assets at the end of the immediately preceding fiscal quarter. We refer to this as the quarterly preferred return.

Portfolio Company	Brief Description of Portfolio Company

•

All of our pre-incentive fee net investment income, if any, that exceeds the quarterly preferred return, but is less than or equal to 2.1875% on our net assets at the end of the immediately preceding fiscal quarter in any quarter, is payable to the Advisor. We refer to this portion of our subordinated incentive fee on income as the catch up. It is intended to provide an incentive fee of 20% on all of our pre-incentive fee net investment income when our pre-incentive fee net investment income exceeds 2.1875% on our net assets at the end of the immediately preceding fiscal quarter in any quarter.

•

For any quarter in which our pre-incentive fee net investment income exceeds 2.1875% on our net assets at the end of the immediately preceding fiscal quarter, the subordinated incentive fee on income equals 20% of the amount of our pre-incentive fee net investment income, because the preferred return and catch up will have been achieved.

•

Pre-incentive fee net investment income is defined as interest income, dividend income and any other income accrued during the calendar quarter, minus our operating expenses for the quarter, including the base management fee, expenses payable under the Administration Agreement, any interest expense and dividends paid on any issued and outstanding preferred stock, but excluding the incentive fee. Pre-incentive fee net investment income does not include any realized capital gains, realized capital losses or unrealized capital appreciation or depreciation.

The following is a graphical representation of the calculation of the quarterly subordinated incentive fee on income:

Percentage of Pre-Incentive Fee Net Investment Income Allocated to Quarterly Incentive Fee

The incentive fee on capital gains is earned on investments sold and is determined and payable in arrears as of the end of each calendar year during which the Investment Advisory Agreement is in effect. In the case the Investment Advisory Agreement is terminated, the fee will also become payable as of the effective date of such termination. The fee equals 20% of our realized capital gains, less the aggregate amount of any previously paid incentive fee on capital gains. Incentive fee on capital gains is equal to our realized capital gains on a cumulative basis from inception, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis. In order to provide an incentive for our Advisor to successfully execute a merger transaction involving us that is financially accretive and/or otherwise beneficial to our stockholders even if our Advisor will not act as an investment adviser to the surviving entity in the merger, we may seek exemptive relief from the SEC to allow us to pay our Advisor an incentive fee on capital gains in connection with our merger with and into another entity. Absent the receipt of such relief, our Advisor will not be entitled to an incentive fee on capital gains or any other incentive fee in connection with any such merger transaction.

Because of the structure of the subordinated incentive fee on income and the incentive fee on capital gains, it is possible that we may pay such fees in a quarter where we incur a net loss. For example, if we receive pre-incentive fee net investment income in excess of the 1.75% on our net assets at the end of the immediately preceding fiscal quarter for a quarter, we will pay the applicable incentive fee even if we have incurred a net loss in the quarter due to a realized or unrealized capital loss. Our Advisor will not be under any obligation to reimburse us for any part of the incentive fee it receives that is based on prior period accrued income that we never receive as a result of a subsequent decline in the value of our portfolio.

The fees that are payable under the Investment Advisory Agreement for any partial period will be appropriately prorated. The fees will also be calculated using a detailed policy and procedure approved by our Advisor and our board of directors, including a majority of the independent directors, and such policy and procedure will be consistent with the description of the calculation of the fees set forth above.

Our Advisor may elect to defer or waive all or a portion of the fees that would otherwise be paid to it in its sole discretion. Any portion of a fee not taken as to any month, quarter or year will be deferred without interest and may be taken in any such other month prior to the occurrence of a liquidity event as our Advisor may determine in its sole discretion.

Reimbursements

In accordance with the terms of the Investment Advisory Agreement, SIC Advisors is responsible for paying all other organization and offering expenses incurred by the Company until such time that the Company has raised $300 million in gross proceeds from the offering of shares of its common stock in its public offering or one or more private offerings. After such time, the Company will be responsible for paying such expenses on its own behalf. In addition, the Company has agreed to reimburse SIC Advisors for other organization and offering expenses incurred by SIC Advisors on behalf of the Company in an amount equal to 1.25% of the gross proceeds raised by the Company in such offerings. Consequently, if we raise less than $300 million in gross proceeds from the offering of shares of our common stock, pursuant to the prospectus or one or more private offerings, we will reimburse SIC Advisors in an amount equal to 1.25% of the gross proceeds from such offerings and, as a result, only be required to pay other organization and offering expenses in an amount equal to such amount.

After the $300 million threshold has been surpassed, we will be responsible for paying all future other organization and offering expenses incurred by us and will continue to reimburse SIC Advisors for any other organization and offering expenses that it previously incurred on our behalf and for which it has not yet been reimbursed by us, at a rate of 1.25% of the gross proceeds from the offering of shares of our common stock in its public offering or one or more private offerings until the earlier of (a) the end of the offering period, or (b) such time that SIC Advisors has been repaid in full. We are targeting other organization and offering expense ratio of 1.25% over the course of the offering period for the offering of shares of our common stock in its public offering, which is currently scheduled to terminate two years from the initial public offering date, or April 16, 2014.

Advisory Services

Under the terms of the Investment Advisory Agreement, our Advisor is responsible for the following:

•	determining the composition and allocation of our portfolio, the nature and timing of the changes to our portfolio and the manner of implementing such changes;

•	identifying, evaluating, negotiating and structuring the investments we make;

•	performing due diligence on prospective portfolio companies;

•	executing, closing, servicing and monitoring the investments we make;

•	determining the securities and other assets that we will purchase, retain or sell; and

•	providing us with such other investment advisory, research and related services as we may, from time to time, reasonably require for the investment of our capital.

Under the Investment Advisory Agreement, SIC Advisors has a fiduciary responsibility for the safeguarding and use of all of our funds and assets. SIC Advisors is also subject to liability under both the 1940 Act and the Advisors Act for a breach of these fiduciary duties.

SIC Advisors is primarily responsible for initially identifying, evaluating, negotiating and structuring our investments. These activities are carried out by its investment team and subject to the oversight of SIC Advisors’ senior investment personnel. Each investment that we make will require the unanimous approval of the investment committee before the investment may be made. Certain affiliated co-investment transactions may require the additional approval of our independent directors.

SIC Advisors’ services under the Investment Advisory Agreement are not exclusive, and it is free to furnish similar services to other entities so long as its services to us are not impaired.

Indemnification of Our Advisor

The Investment Advisory Agreement provides that the Advisor and its officers, directors, persons associated with SIC Advisors, stockholders (and owners of the stockholders), controlling persons and agents are entitled to indemnification from us for any damages, liabilities, costs and expenses (including reasonable attorneys’ fees and amounts reasonably paid in settlement) incurred by them in or by reason of any pending, threatened or completed action, suit, investigation or other proceedings arising out of or otherwise based on the performance of any of SIC Advisors’ duties or obligations under the Investment Advisory Agreement, as applicable, or otherwise as our investment adviser, (i) to the extent such damages, liabilities, cost and expenses (A) are not fully reimbursed by insurance and (B) do not arise by reason of misfeasance, bad faith, or negligence in SIC Advisors’ performance of such duties or obligations, or SIC Advisors’ reckless disregard of such duties or obligations, and (ii) otherwise to the fullest extent such indemnification is consistent with the provisions of our articles of incorporation, the 1940 Act, the laws of the State of Maryland and other applicable law.

Term; Effective Date

The Investment Advisory Agreement was approved by our board of directors on April 5, 2012 and became effective as of April 17, 2012. Unless earlier terminated as described below, the Investment Advisory Agreement will remain in effect for a period of two years from the date it first became effective and will remain in effect from year-to-year thereafter if approved annually by a majority of our directors who are not interested persons and either our board of directors or the holders of a majority of our outstanding voting securities.

Our board of directors held an in-person meeting on April 5, 2012, in order to consider and approve our Investment Advisory Agreement. In its consideration of the Investment Advisory Agreement, the board of directors focused on information it had received relating to, among other things: (a) the nature, quality and extent of the advisory and other services to be provided to us by our investment adviser, SIC Advisors; (b) comparative data with respect to advisory fees or similar expenses paid by other business development companies with similar investment objectives; (c) our projected operating expenses and expense ratio compared to business development companies with similar investment objectives; (d) any existing and potential sources of indirect income to SIC Advisors from its relationships with us and the profitability of those relationships; (e) information about the services to be performed and the personnel performing such services under the investment management agreement; (f) the organizational capability and financial condition of SIC Advisors and its affiliates; and (g) various other factors.

Based on the information reviewed and the discussions, the board of directors, including a majority of the non-interested directors, concluded that the investment management fee rates and terms are reasonable in relation to the services to be provided and approved the Investment Advisory Agreement as being in the best interests of our shareholders.

REGULATION

General

We have elected to be regulated as a BDC under the 1940 Act. A BDC is a special category of investment company under the 1940 Act that was added by Congress to facilitate the flow of capital to private companies and small public companies that do not have efficient or cost-effective access to public capital markets or other conventional forms of corporate financing. BDCs make investments in private or thinly-traded public companies in the form of long-term debt and/or equity capital, with the goal of generating current income or capital growth.

BDCs are closed-end funds that elect to be regulated as BDCs under the 1940 Act. As such, BDCs are subject to only certain provisions of the 1940 Act, as well as the Securities Act and the Exchange Act. BDCs are provided greater flexibility under the 1940 Act than are other investment companies in dealing with their portfolio companies, issuing securities, and compensating their managers. BDCs can be internally or externally managed and may qualify to elect to be taxed as RICs for federal tax purposes. The 1940 Act contains prohibitions and restrictions relating to transactions between BDCs and their affiliates, principal underwriters, and affiliates of those affiliates or underwriters. The 1940 Act requires that a majority of a BDC’s directors be persons other than “interested persons,” as that term is defined in the 1940 Act. In addition, the 1940 Act provides that we may not change the nature of our business so as to cease to be, or withdraw our election as a BDC unless approved by a majority of our outstanding voting securities.

The 1940 Act defines “a majority of the outstanding voting securities” as the lesser of: (1) 67% or more of the voting securities present at a meeting if the holders of more than 50% of our outstanding voting securities are present or represented by proxy or (2) 50% of our voting securities.

We will generally not be able to issue and sell our common stock at a price below net asset value per share. We may, however, sell our common stock, or warrants, options, or rights to acquire our common stock, at a price below the then-current net asset value of our common stock if our board of directors determines that such sale is in our best interests and the best interests of our stockholders, and our stockholders approve such sale. In addition, we may generally issue new shares of our common stock at a price below net asset value in rights offerings to existing stockholders, in payment of dividends, and in certain other limited circumstances.

As a BDC, we will not generally be permitted to invest in any portfolio company in which our Advisor or any of their affiliates currently have a controlling interest or to make any co-investments with our Advisor or any of its affiliates without an exemptive order from the SEC. We may, however, invest alongside our Advisor and its affiliates’ other clients in certain circumstances where doing so is consistent with applicable law and SEC staff interpretations. For example, we may invest alongside such other clients’ accounts consistent with guidance promulgated by the SEC Staff permitting us and such other clients’ accounts to purchase interests in a single class of privately placed securities so long as certain conditions are met, including that no investment advisor, acting on our behalf or on behalf of other clients, negotiates any term other than price. We may also invest alongside such other clients as otherwise permissible under regulatory guidance, applicable regulations and our Advisor’s allocation policies. We and SIC Advisors have submitted an exemptive application to the SEC to permit us to participate in negotiated co-investments with other funds managed by Medley or affiliated advisers in a manner consistent with our investment objective, strategies and restrictions as well as regulatory requirements and other pertinent factors, subject to the conditions therein, including that, in each case, that our board of directors determines that it would be advantageous for us to do so. However, there is no assurance that we will obtain such exemptive relief.

Business Development Company Regulation: Qualifying Assets

Under the 1940 Act, a BDC may not acquire any asset other than assets of the type listed in Section 55(a) of the 1940 Act, which are referred to as qualifying assets, unless, at the time the acquisition is made, qualifying assets represent at least 70% of the company’s total assets. As discussed in greater detail below, the 1940 Act defines qualifying assets as principally including certain investments by a BDC in eligible portfolio companies. An eligible portfolio company is defined under the 1940 Act as any issuer which:

1.	is organized under the laws of, and has its principal place of business in, the United States;

2.	is not an investment company (other than a small business investment company wholly owned by the BDC) or a company that would be an investment company but for certain exclusions under the 1940 Act; and

3.	satisfies any of the following:

a.	does not have any class of securities that is traded on a national securities exchange;

b.	has a class of securities listed on a national securities exchange, but has an aggregate market value of outstanding voting and non-voting common equity of less than $250 million;

c.	is controlled by a BDC, either alone or as part of a group acting together, and the BDC has an affiliated person who is a director of the eligible portfolio company; or

d.	is a small and solvent company having total assets of not more than $4 million and capital and surplus of not less than $2 million.

As relevant to our proposed business, the principal categories of qualifying assets under the 1940 Act are the following:

1.	Securities purchased in transactions not involving any public offering from the issuer of such securities, which issuer (subject to certain limited exceptions) is an eligible portfolio company, or from any person who is, or has been during the preceding 13 months, an affiliated person of an eligible portfolio company, or from any other person, subject to such rules as may be prescribed by the SEC.

2.	Securities of any eligible portfolio company that we control.

3.	Securities purchased in a private transaction from a U.S. issuer that is not an investment company or from an affiliated person of the issuer, or in transactions incident thereto, if the issuer is in bankruptcy and subject to reorganization or if the issuer, immediately prior to the purchase of its securities was unable to meet its obligations as they came due without material assistance other than conventional lending or financing arrangements.

4.	Securities of an eligible portfolio company purchased from any person in a private transaction if there is no ready market for such securities and we already own 60% of the outstanding equity of the eligible portfolio company.

5.	Securities received in exchange for or distributed on or with respect to securities described in (1) through (4) above, or pursuant to the exercise of warrants or rights relating to such securities.

6.	Cash, cash equivalents, U.S. government securities, or high-quality debt securities maturing in one year or less from the time of investment.

In addition, a BDC must have been organized and have its principal place of business in the United States and be operated for the purpose of making investments in the types of securities described in (1), (2) or (3) above.

Business Development Company Regulation: Control and Managerial Assistance to Portfolio Companies

In order to count portfolio securities as qualifying assets for the purpose of the 70% test, we must either control the issuer of the securities or make available to the issuer of the securities significant managerial assistance without the issuer having to request such assistance. Where we purchase such securities in conjunction with one or more other persons acting together, one of the other persons in the group may make available such managerial assistance. Making available managerial assistance includes any arrangement whereby the BDC, through its directors, officers, or employees, offers to provide, and, if accepted, does so provide, significant guidance and counsel concerning the management, operations or business objectives and policies of a portfolio company.

Temporary Investments

Pending investment in other types of “qualifying assets,” as described above, our investments may consist of cash, cash equivalents, U.S. government securities, or high-quality debt securities maturing in one year or less from the time of investment so that 70% of our total assets are qualifying assets. Typically, we intend to invest in U.S. Treasury bills or in repurchase agreements, provided that such agreements are fully collateralized by cash or securities issued by the U.S. government or its agencies. A repurchase agreement involves the purchase by an investor, such as us, of a specified security and the simultaneous agreement by the seller to repurchase it at an agreed-upon future date and at a price that is greater than the purchase price by an amount that reflects an agreed-upon interest rate. There is no percentage restriction on the proportion of our assets that may be invested in such repurchase agreements. However, if more than 25% of our total assets constitute repurchase agreements from a single counterparty, we may not meet the diversification requirements in order to qualify as a RIC for federal income tax purposes. Thus, we do not intend to enter into repurchase agreements with a single counterparty in excess of this limit. We expect that our Advisor will monitor the creditworthiness of the counterparties with which we enter into repurchase agreement transactions.

Senior Securities

We are permitted, under specified conditions, to issue multiple classes of debt and one class of stock senior to our common stock if our asset coverage, as defined in the 1940 Act, is at least equal to 200% immediately after each such issuance. In addition, while any senior securities remain outstanding, we must prohibit any distribution to our stockholders or the repurchase of such securities or shares unless we meet the applicable asset coverage ratios at the time of the distribution or repurchase. We may also borrow amounts up to 5% of the value of our total assets for temporary or emergency purposes without regard to asset coverage.

Code of Ethics

We have adopted a code of ethics pursuant to Rule 17j-1 under the 1940 Act that establishes procedures for personal investments and restricts certain personal securities transactions. Persons subject to these codes may invest in securities for their personal investment accounts, including securities that may be purchased or held by us, so long as such investments are made in accordance with the code’s requirements. We have attached our code of ethics as an exhibit to the registration statement. You may also read and copy our code of ethics at the SEC’s Public Reference Room located at 100 F Street, NE, Washington, DC 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. In addition, our code of ethics is available on the EDGAR Database on the SEC’s Internet site at http://www.sec.gov. You may also obtain copies of our code of ethics, after paying a duplicating fee, by electronic request at the following e-mail address: publicinfo@sec.gov, or by writing the SEC’s Public Reference Section, 100 F Street, NE, Washington, DC 20549.

Compliance Policies and Procedures

We and our Advisor have each adopted and implemented written compliance policies and procedures reasonably designed to prevent violation of the federal securities laws and are required to review these compliance policies and procedures annually for their adequacy and the effectiveness of their implementation. Our chief compliance officer is responsible for administering our compliance policies and procedures and our Advisor’s chief compliance officer is responsible for administering the compliance policies and procedures for the Advisor.

Proxy Voting Policies and Procedures

We have delegated our proxy voting responsibility to SIC Advisors. SIC Advisors will vote proxies according to our proxy voting policies and procedures which are set forth below. These guidelines are reviewed periodically by the Advisor as well as our board of directors, and, accordingly, are subject to change.

As an investment advisor registered under the 1940 Act, SIC Advisors has a fiduciary duty to act solely in the best interests of its clients. As part of this duty, it recognizes that it must vote client securities in a timely manner free of conflicts of interest and in the best interests of its clients. These policies and procedures for voting proxies for the investment advisory clients of SIC Advisors are intended to comply with Section 206 of, and Rule 206(4)-6 under, the 1940 Act.

Proxy Policies

SIC Advisors will vote proxies relating to our securities in a manner that it believes, in its discretion, to be in the best interest of our stockholders. It will review on a case-by-case basis each proposal submitted for a stockholder vote taking into account relevant factors, including: (1) the impact on the value of the securities; (2) the anticipated costs and benefits associated with the proposal; (3) the effect on liquidity; and (4) customary industry and business practices. Although SIC Advisors will generally vote against proposals that may have a negative impact on its clients’ portfolio securities, it may vote for such a proposal if there exists compelling long-term reasons to do so.

The proxy voting decisions of SIC Advisors are made by its portfolio managers and investment professionals under the supervision of SIC Advisors legal/compliance department. To ensure that its vote is not the product of a conflict of interest, it will require that: (a) the recommended vote be approved by a member of SIC Advisors legal/compliance department prior to being submitted to the custodian; (b) associates involved in the decision making process or vote administration are prohibited from revealing how SIC Advisors intends to vote on a proposal in order to reduce any attempted influence from interested parties; and (c) where a material conflict of interest exists, the chief compliance officer designate an individual or group who can impartially help decide how to resolve such conflict.

Proxy Voting Records

You may obtain information, without charge, regarding how SIC Advisors voted proxies with respect to our portfolio securities by making a written request for proxy voting information to: Chief Compliance Officer, c/o Sierra Income Corporation at 375 Park Ave, 33rd Floor, New York, NY 10152.

Other

We expect to be periodically examined by the SEC for compliance with the 1940 Act.

We are required to provide and maintain a bond issued by a reputable fidelity insurance company to protect us against larceny and embezzlement. Furthermore, as a BDC, we are prohibited from protecting any director or officer against any liability to us or our stockholders arising from willful misfeasance, bad faith, gross negligence or reckless disregard of the duties involved in the conduct of such person’s office.

We and SIC Advisors adopted written policies and procedures reasonably designed to prevent violation of the federal securities laws, and will review these policies and procedures annually for their adequacy and the effectiveness of their implementation. We and SIC Advisors have designated a chief compliance officer to be responsible for administering the policies and procedures.

Election to Be Taxed as a RIC

As a BDC, we intend to elect to be treated as a RIC under Subchapter M of the Code. As a RIC, we generally will not have to pay corporate-level federal income taxes on any income that we distribute to our stockholders from our tax earnings and profits. To obtain and maintain our qualification as a RIC, we must, among other things, meet certain source-of-income and asset diversification requirements (as described below). In addition, in order to obtain and maintain RIC tax treatment, we must distribute to our stockholders, for each taxable year, at least 90% of our “investment company taxable income,” which is generally our net ordinary income plus the excess, if any, of realized net short-term capital gains over realized net long-term capital losses, or the Annual Distribution Requirement.

Taxation as a Regulated Investment Company

If we:

•	maintain our qualification as a RIC; and

•	satisfy the Annual Distribution Requirement,

then we will not be subject to federal income tax on the portion of our income we distribute (or are deemed to distribute) to stockholders. We will be subject to U.S. federal income tax at the regular corporate rates on any income or capital gains not distributed (or deemed distributed) to our stockholders.

We will be subject to a 4% nondeductible federal excise tax on certain undistributed income unless we distribute in a timely manner an amount at least equal to the sum of (1) 98% of our net ordinary income for each calendar year, (2) 98.2% of our capital gain net income for the one-year period ending October 31 in that calendar year and (3) any income recognized, but not distributed, in preceding years and on which we paid no federal income tax, or the Excise Tax Avoidance Requirement. We generally will endeavor in each taxable year to avoid any U.S. federal excise tax on our earnings.

In order to maintain our qualification as a RIC for federal income tax purposes, we must, among other things:

•	continue to qualify as a BDC under the 1940 Act at all times during each taxable year;

•

derive in each taxable year at least 90% of our gross income from dividends, interest, payments with respect to certain securities, loans, gains from the sale of stock or other securities, net income from certain “qualified publicly traded partnerships,” or other income derived with respect to our business of investing in such stock or securities, or the 90% Income Test; and

•	diversify our holdings so that at the end of each quarter of the taxable year:

•

at least 50% of the value of our assets consists of cash, cash equivalents, U.S. Government securities, securities of other RICs, and other securities if such other securities of any one issuer do not represent more than 5% of the value of our assets or more than 10% of the outstanding voting securities of the issuer; and

•

no more than 25% of the value of our assets is invested in the securities, other than U.S. government securities or securities of other RICs, of one issuer, of two or more issuers that are controlled, as determined under applicable Code rules, by us and that are engaged in the same or similar or related trades or businesses or of certain “qualified publicly traded partnerships,” or the Diversification Tests.

For federal income tax purposes, we may be required to recognize taxable income in circumstances in which we do not receive a corresponding payment in cash. For example, if we hold debt obligations that are treated under applicable tax rules as having original issue discount (such as debt instruments with PIK interest or, in certain cases, increasing interest rates or debt instruments that were issued with warrants), we must include in income each year a portion of the original issue discount that accrues over the life of the obligation, regardless of whether cash representing such income is received by us in the same taxable year. We may also have to include in income other amounts that we have not yet received in cash, such as deferred loan origination fees that are paid after origination of the loan or are paid in non-cash compensation such as warrants or stock. We anticipate that a portion of our income may constitute original issue discount or other income required to be included in taxable income prior to receipt of cash.

Because any original issue discount or other amounts accrued will be included in our investment company taxable income for the year of the accrual, we may be required to make a distribution to our stockholders in order to satisfy the Annual Distribution Requirement, even though we will not have received any corresponding cash amount. As a result, we may have difficulty meeting the annual distribution requirement necessary to obtain and maintain RIC tax treatment under the Code. We may have to sell some of our investments at times and/or at prices we would not consider advantageous, raise additional debt or equity capital or forgo new investment opportunities for this purpose. If we are not able to obtain cash from other sources, we may fail to qualify for RIC tax treatment and thus become subject to corporate-level income tax. Our ability to dispose of assets to meet our distribution requirements may be limited by (1) the illiquid nature of our portfolio and/or (2) other requirements relating to our status as a RIC, including the Diversification Tests. If we dispose of assets in order to meet the Annual Distribution Requirement or the Excise Tax Avoidance Requirement, we may make such dispositions at times that, from an investment standpoint, are not advantageous.

Under the 1940 Act, we are not permitted to make distributions to our stockholders while our debt obligations and other senior securities are outstanding unless certain “asset coverage” tests are met. See “Regulation — Senior Securities.” As a result, we may be prohibited from making distributions necessary to satisfy the Annual Distribution Requirement. Even if we are not prohibited from making distributions, our ability to raise additional capital to satisfy the Annual Distribution Requirement may be limited. If we are not able to make sufficient distributions to satisfy the Annual Distribution Requirement, we may fail to qualify for RIC tax treatment and thus become subject to corporate-level income tax.

Certain of our investment practices may be subject to special and complex federal income tax provisions that may, among other things, (1) treat dividends that would otherwise constitute qualified dividend income as non-qualified dividend income, (2) disallow, suspend or otherwise limit the allowance of certain losses or deductions, (3) convert lower-taxed long-term capital gain into higher-taxed short-term capital gain or ordinary income, (4) convert an ordinary loss or a deduction into a capital loss (the deductibility of which is more limited), (5) cause us to recognize income or gain without receipt of a corresponding distribution of cash, (6) adversely affect the time as to when a purchase or sale of stock or securities is deemed to occur, (7) adversely alter the characterization of certain complex financial transactions and (8) produce income that will not be qualifying income for purposes of the 90% Income Test. We intend to monitor its transactions and may make certain tax elections to mitigate the potential adverse effect of these provisions, but there can be no assurance that any adverse effects of these provisions will be mitigated.

If we purchase shares in a “passive foreign investment company” (a “PFIC”), we may be subject to federal income tax on its allocable share of a portion of any “excess distribution” received on, or any gain from the disposition of, such shares even if our allocable share of such income is distributed as a taxable dividend to its stockholders. Additional charges in the nature of interest generally will be imposed on us in respect of deferred taxes arising from any such excess distribution or gain. If we invest in a PFIC and elects to treat the PFIC as a “qualified electing fund” under the Code (a “QEF”), in lieu of the foregoing requirements, we will be required to include in income each year our proportionate share of the ordinary earnings and net capital gain of the QEF, even if such income is not distributed by the QEF. Alternatively, we may be able to elect to mark-to-market at the end of each taxable year its shares in a PFIC; in this case, we will recognize as ordinary income our allocable share of any increase in the value of such shares, and as ordinary loss our allocable share of any decrease in such value to the extent that any such decrease does not exceed prior increases included in its income. Under either election, we may be required to recognize in a year income in excess of distributions from PFICs and proceeds from dispositions of PFIC stock during that year, and such income will nevertheless be subject to the Annual Distribution Requirement and will be taken into account for purposes of the 4% excise tax.

Failure to Maintain Our Qualification as a RIC

If we fail to satisfy the 90% Income Test or the Diversification Tests for any taxable year, we may nevertheless continue to qualify as a RIC for such year if certain relief provisions are applicable (which may, among other things, require us to pay certain corporate-level federal taxes or to dispose of certain assets).

If we were unable to qualify for treatment as a RIC and the foregoing relief provisions are not applicable, we would be subject to tax on all of our taxable income at regular corporate rates, regardless of whether we make any distributions to our stockholders. Distributions would not be required, and any distributions made in taxable years beginning on or before December 31, 2012 would be taxable to our stockholders as ordinary dividend income that, subject to certain limitations, may be eligible for the 15% maximum rate to the extent of our current and accumulated earnings and profits provided certain holding period and other requirements were met. Subject to certain limitations under the Code, corporate distributees would be eligible for the dividends-received deduction. Distributions in excess of our current and accumulated earnings and profits would be treated first as a return of capital to the extent of the stockholder’s tax basis, and any remaining distributions would be treated as a capital gain. To requalify as a RIC in a subsequent taxable year, we would be required to satisfy the RIC qualification requirements for that year and dispose of any earnings and profits from any year in which we failed to qualify as a RIC. Subject to a limited exception applicable to RICs that qualified as such under Subchapter M of the Code for at least one year prior to disqualification and that requalify as a RIC no later than the second year following the nonqualifying year, we could be subject to tax on any unrealized net built-in gains in the assets held by us during the period in which we failed to qualify as a RIC that are recognized within the subsequent 10 years, unless we made a special election to pay corporate-level tax on such built-in gain at the time of our requalification as a RIC.

Foreign Account Tax Compliance Act

Legislation was enacted on March 18, 2010 that will impose a 30% U.S. withholding tax on dividends paid by U.S. issuers to a foreign financial institution after December 31, 2013 and on the gross proceeds from the disposition of stock paid to a foreign financial institution after December 31, 2016, unless such institution enters into an agreement with the U.S. Treasury Department (“Treasury”) to collect and provide to Treasury substantial information regarding U.S. account holders, including certain account holders that are foreign entities with U.S. owners, with such institution. The legislation also generally imposes a withholding tax of 30% on dividends paid by U.S. issuers and on the gross proceeds from the disposition of stock paid to a non-financial foreign entity unless such entity provides the withholding agent with a certification that it does not have any substantial U.S. owners or a certification identifying the direct and indirect substantial U.S. owners of the entity. Under certain circumstances, a holder may be eligible for refunds or credits of such taxes. Investors are urged to consult with their own tax advisors regarding the possible implications of this recently enacted legislation on their investment in shares of our common stock.

Item 1A.

RISK FACTORS

Investing in our common stock involves a number of significant risks and may be considered speculative. You should carefully consider the following information before making an investment in our common stock. The risks below are not the only risks we face. Additional risks and uncertainties not presently known to us or not presently deemed material by us may also impair our operations and performance. If any of the following events occur, our business, financial condition and results of operations could be materially and adversely affected. In such case, the net asset value of our common stock could decline, and you may lose all or part of your investment.

Risks Relating to Our Business and Structure

We are a new company and have limited operating history.

We were formed on June 14, 2011, and commenced operations on April 17, 2012, after successfully meeting our minimum offering requirement of selling, in aggregate, $2,000,000 in common stock from our public offering or one or more private offerings. We are subject to all of the business risks and uncertainties associated with any new business, including the risk that we will not achieve our investment objective and that the value of our common stock could decline substantially.

Economic activity in the United States was impacted by the global financial crisis of 2008 and has yet to fully recover.

Beginning in the third quarter of 2007, global credit and other financial markets suffered substantial stress, volatility, illiquidity and disruption. These forces reached extraordinary levels in late 2008, resulting in the bankruptcy of, the acquisition of, or government intervention in the affairs of several major domestic and international financial institutions. In particular, the financial services sector was negatively impacted by significant write-offs as the value of the assets held by financial firms declined, impairing their capital positions and abilities to lend and invest. We believe that such value declines were exacerbated by widespread forced liquidations as leveraged holders of financial assets, faced with declining prices, were compelled to sell to meet margin requirements and maintain compliance with applicable capital standards. Such forced liquidations also impaired or eliminated many investors and investment vehicles, leading to a decline in the supply of capital for investment and depressed pricing levels for many assets. These events significantly diminished overall confidence in the debt and equity markets, engendered unprecedented declines in the values of certain assets, and caused extreme economic uncertainty.

As a result of current economic conditions, corporate interest rate risk premiums, otherwise known as credit spreads, remain above historical averages, particularly in the debt market. Further increase in credit spreads could negatively impact our ability to obtain financing, particularly in the debt markets.

The downgrade of the U.S. credit rating and the economic crisis in Europe could negatively impact our liquidity, financial condition and earnings.

Recent U.S. debt ceiling and budget deficit concerns, together with signs of deteriorating sovereign debt conditions in Europe, have increased the possibility of additional credit-rating downgrades and economic slowdowns. Standard & Poor’s Ratings Services lowered its long-term sovereign credit rating on the United States, or the US, from “AAA” to “AA+” in August 2011. The impact of this or any further downgrades to the U.S. government’s sovereign credit rating, or its perceived creditworthiness, and the impact of the current crisis in Europe with respect to the ability of certain European Union countries to continue to service their sovereign debt obligations is inherently unpredictable and could adversely affect the U.S. and global financial markets and economic conditions. There can be no assurance that governmental or other measures to aid economic recovery will be effective. These developments and the government’s credit concerns in general, could cause interest rates and borrowing costs to rise, which may negatively impact our ability to access the debt markets on favorable terms. In addition, the decreased credit rating could create broader financial turmoil and uncertainty, which may exert downward pressure on the price of our common stock. Continued adverse economic conditions could have a material adverse effect on our business, financial condition and results of operations.

Price declines in the corporate leveraged loan market may adversely affect the fair value of our portfolio, reducing our net asset value through increased net unrealized depreciation. Prior to the onset of the financial crisis that began in 2007, securitized investment vehicles, hedge funds and other highly leveraged non-bank financial institutions comprised the majority of the market for purchasing and holding senior and subordinated debt. As the trading price of the loans underlying these portfolios began to deteriorate beginning in the first quarter of 2007, we believe that many institutions were forced to raise cash by selling their interests in performing assets in order to satisfy margin requirements or the equivalent of margin requirements imposed by their lenders. This resulted in a forced deleveraging cycle of price declines, compulsory sales, and further price declines, with falling underlying credit values, widespread redemption requests, and other constraints resulting from the credit crisis generating further selling pressure.

Conditions in the medium and large-sized U.S. corporate debt market may experience similar or worse disruption or deterioration in the future, which may cause pricing levels to similarly decline or be volatile. As a result, our net asset value could decline through an increase in unrealized depreciation and incurrence of realized losses in connection with the sale of our investments, which could have a material adverse impact on our business, financial condition and results of operations.

Our ability to achieve our investment objective depends on our Advisor’s ability to manage and support our investment process. If the Advisor was to lose a significant number of its key professionals, our ability to achieve our investment objective could be significantly harmed.

We have no internal management capacity or employees other than our appointed executive officers and are dependent upon the investment expertise, skill and network of business contacts of our Advisor to achieve our investment objective. Our Advisor will evaluate, negotiate, structure, execute, monitor, and service our investments. Our future success depends to a significant extent on the continued service and coordination of our Advisor, including its key professionals. The departure of a significant number of our Advisor’s key professionals could have a material adverse effect on our ability to achieve our investment objective.

Our ability to achieve our investment objective also depends on the ability of our Advisor to identify, analyze, invest in, finance, and monitor companies that meet our investment criteria. Our Advisor’s capabilities in structuring the investment process, providing competent, attentive and efficient services to us, and facilitating access to financing on acceptable terms depend on the involvement of investment professionals in an adequate number and of adequate sophistication to match the corresponding flow of transactions. To achieve our investment objective, our Advisor may need to retain, hire, train, supervise, and manage new investment professionals to participate in our investment selection and monitoring process. Our Advisor may not be able to find qualified investment professionals in a timely manner or at all. Any failure to do so could have a material adverse effect on our business, financial condition and results of operations.

In addition, the Investment Advisory Agreement has termination provisions that allow the agreement to be terminated by us on 60 days’ notice or by SIC Advisors on 120 days’ notice without penalty.

The amount of any distributions we pay is uncertain. We may not be able to pay any distributions or be able to sustain them and our distributions may not grow over time.

We began declaring semi-monthly distributions to our stockholders beginning in July 2012 and intend to continue making semi-monthly distributions to stockholders, to the extent that we have assets legally available for distribution. We cannot assure you that we will achieve investment results that will allow us to make a targeted level of cash distributions or year-to-year increases in cash distributions. All distributions that we make will be at the discretion of our board of directors and will depend on our earnings, our financial condition, maintenance of our RIC status and other factors as our board of directors may deem to be relevant. Our ability to pay distributions might be adversely affected by the impact of the risks described in this prospectus. In addition, the inability to satisfy the asset coverage test applicable to us as a BDC may limit our ability to pay distributions. As a result, we cannot assure you that we will pay distributions to our stockholders in the future.

Our distribution proceeds may exceed our earnings, particularly during the period before we have substantially invested the net proceeds from our offering. We have not established any limit on the extent to which we may use borrowings, if any, or proceeds from this offering to fund distributions, which may reduce the amount of capital we ultimately invest in assets.

The distributions we pay to our stockholders may exceed earnings, particularly during the period before we have substantially invested the net proceeds from this offering. In the event that we encounter delays in locating suitable investment opportunities, we may pay our distributions from the proceeds of this offering or from borrowings in anticipation of future cash flow, which may constitute a return of your capital and will lower your tax basis in your shares. Distributions from the proceeds of this offering or from borrowings also could reduce the amount of capital we ultimately invest in portfolio companies. Accordingly, stockholders who receive the payment of a dividend or other distribution from us should not assume that such dividend or other distribution is the result of a net profit earned by us.

You will have limited opportunities to sell your shares and, to the extent you are able to sell your shares under our share repurchase program, you may not be able to recover the amount of your investment in our shares.

Our share repurchase program will include numerous restrictions that will limit your ability to sell your shares. Unless our board of directors determines otherwise, we will limit the number of shares to be repurchased during any calendar year to the number of shares we can repurchase with the proceeds we receive from the issuance of shares of our common stock under our distribution reinvestment plan. At the discretion of our board of directors, we may also use cash on hand, cash available from borrowings and cash from the sale of our investments as of the end of the applicable quarter to repurchase shares. We will limit repurchases in each quarter to 2.5% of the weighted average number of shares of our common stock outstanding in the prior four calendar quarters. To the extent that the number of shares put to us for repurchase exceeds the number of shares that we are able to purchase, we will repurchase shares on a pro rata basis, not on a first-come, first-served basis. Further, we will have no obligation to repurchase shares if the repurchase would violate the restrictions on distributions under federal law or Maryland law, which prohibits distributions that would cause a corporation to fail to meet statutory tests of solvency. These limits may prevent us from accommodating all repurchase requests made in any year. In addition, our board of directors may suspend or terminate the share repurchase program. We will notify you of such developments: (i) in our periodic or current reports or (ii) by means of a separate mailing to you. In addition, we will have discretion to suspend or terminate the program, and to cease repurchases. Further, the program may have many limitations and should not be relied upon as a method to sell shares promptly and at a desired price.

Because our business model depends to a significant extent upon relationships with corporations, financial institutions and investment firms, the inability of the Advisor to maintain or develop these relationships, or the failure of these relationships to generate investment opportunities, could adversely affect our business.

We expect that SIC Advisors will depend on its relationships with corporations, financial institutions and investment firms, and we will rely indirectly to a significant extent upon these relationships to provide us with potential investment opportunities. If SIC Advisors fails to maintain its existing relationships or develop new relationships or sources of investment opportunities, we may not be able to grow our investment portfolio. In addition, individuals with whom SIC Advisors have relationships are not obligated to provide us with investment opportunities, and, therefore, there is no assurance that such relationships will generate investment opportunities for us.

A significant portion of our investment portfolio will be recorded at fair value as determined in good faith by our board of directors and, as a result, there will be uncertainty as to the value of our portfolio investments.

Under the 1940 Act, we are required to carry our portfolio investments at market value or, if there is no readily available market value, at fair value as determined by our board of directors. There is not a public market or active secondary market for many of the securities of the privately held companies in which we intend to invest. The majority of our investments will not be publicly traded or actively traded on a secondary market but, instead, may be traded on a privately negotiated over-the-counter secondary market for institutional investors. As a result, we will value these securities quarterly at fair value as determined in good faith by our board of directors.

The determination of fair value, and thus the amount of unrealized losses we may incur in any year, is to a degree subjective, and our Advisor has a conflict of interest in making the determination. We will value these securities quarterly at fair value as determined in good faith by our board of directors based on input from our Advisor and our audit committee. Our board of directors may utilize the services of an independent third-party valuation firm to aid it in determining the fair value of any securities. The types of factors that may be considered in determining the fair values of our investments include the nature and realizable value of any collateral, the portfolio company’s ability to make payments and its earnings, the markets in which the portfolio company does business, comparison to publicly traded companies, discounted cash flow, current market interest rates and other relevant factors. Because such valuations, and particularly valuations of private securities and private companies, are inherently uncertain, the valuations may fluctuate significantly over short periods of time due to changes in current market conditions. The determinations of fair value by our board of directors may differ materially from the values that would have been used if an active market and market quotations existed for these investments. Our net asset value could be adversely affected if the determinations regarding the fair value of our investments were materially higher than the values that we ultimately realize upon the disposal of such investments. See “Determination of Net Asset Value.”

Our board of directors may change our operating policies and strategies without prior notice or stockholder approval, the effects of which may be adverse to our stockholders.

Our board of directors has the authority to modify or waive our current operating policies, investment criteria and strategies without prior notice and without stockholder approval. We cannot predict the effect any changes to our current operating policies, investment criteria and strategies would have on our business, net asset value, operating results and the value of our common stock. However, the effects might be adverse, which could negatively impact our ability to pay you distributions and cause you to lose all or part of your investment. Moreover, we will have significant flexibility in investing the net proceeds of this offering and may use the net proceeds from this offering in ways with which investors may not agree.

We may experience fluctuations in our quarterly results.

We could experience fluctuations in our quarterly operating results due to a number of factors, including our ability or inability to make investments in companies that meet our investment criteria, the interest rate payable and default rates on the debt securities we acquire, the level of our expenses, variations in and the timing of the recognition of realized and unrealized gains or losses, the degree to which we encounter competition in our markets, and general economic conditions. As a result of these factors, results for any previous period should not be relied upon as indicative of performance in future periods. These occurrences could have a material adverse effect on our results of operations, the value of your investment in us and our ability to pay distributions to you and our other stockholders.

Any unrealized losses we experience on our portfolio may be an indication of future realized losses, which could reduce our income available for distribution.

As a BDC, we are required to carry our investments at market value or, if no market value is ascertainable, at the fair value as determined in good faith by our board of directors. Decreases in the market values or fair values of our investments will be recorded as unrealized depreciation. Any unrealized losses in our portfolio could be an indication of a portfolio company’s inability to meet its repayment obligations to us with respect to the affected investments. This could result in realized losses in the future and ultimately in reductions of our income available for distribution in future periods. In addition, decreases in the market value or fair value of our investments will reduce our net asset value. See “Determination of Net Asset Value.”

We are uncertain of our sources for funding our future capital needs. If we cannot obtain debt or equity financing on acceptable terms, our ability to acquire investments and to expand our operations will be adversely affected.

The net proceeds from the sale of shares will be used for our investment opportunities, operating expenses and for payment of various fees and expenses such as management fees, incentive fees and other fees. Any working capital reserves we maintain may not be sufficient for investment purposes, and we may require debt or equity financing to operate. In addition, we are required to distribute at least 90% of our net ordinary income and net short-term capital gains in excess of net long-term capital losses, if any, to our stockholders to maintain our RIC status. Accordingly, in the event that we need to borrow from financial institutions in order to obtain such additional capital. These sources of funding may not be available to us due to unfavorable economic conditions, which could increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. Consequently, if we cannot obtain debt or equity financing on acceptable terms, our ability to acquire investments and to expand our operations will be adversely affected. As a result, we would be less able to achieve portfolio diversification and our investment objective, which may negatively impact our results of operations and reduce our ability to make distributions to our stockholders.

We are a non-diversified investment company within the meaning of the 1940 Act, and therefore we are not limited with respect to the proportion of our assets that may be invested in securities of a single issuer.

We are classified as a non-diversified investment company within the meaning of the 1940 Act, which means that we are not limited by the 1940 Act with respect to the proportion of our assets that we may invest in securities of a single issuer. To the extent that we assume large positions in the securities of a small number of issuers, or within a particular industry, our net asset value may fluctuate to a greater extent than that of a diversified investment company as a result of changes in the financial condition or the market’s assessment of the issuer. We may also be more susceptible to any single economic or regulatory occurrence than a diversified investment company. However, we will be subject to the diversification requirements applicable to RICs under Subchapter M of the Code. See “Tax Matters.”

If we internalize our management functions, your interest in us could be diluted, we could incur other significant costs associated with being self-managed and may not be able to retain or replace key personnel, and we may have increased exposure to litigation as a result of internalizing our management functions.

We may internalize management functions provided by our Advisor. Our board of directors may decide in the future to acquire assets and personnel from our Advisor or its affiliates for consideration that would be negotiated at that time. There can be no assurances that we would be successful in retaining our Advisor’s key personnel in the event of a management internalization transaction. In the event we were to acquire our Advisor we cannot be sure of the form or amount of consideration or other terms relating to any such acquisition, which could take many forms, including cash payments, promissory notes and/or shares of our stock. The payment of such consideration could reduce our net investment income.

We cannot reasonably estimate the amount of fees to our Advisor we would avoid paying, and the costs we would incur, if we acquired our Advisor, or acquired assets and personnel from it. If the expenses we assume as a result of management internalization are higher than the expenses we avoid paying to our Advisor, our net investment income would be lower than it otherwise would have been had we not acquired these entities, or acquired assets and personnel from these entities.

Additionally, if we internalize our management functions, we could have difficulty integrating these functions. Currently, the officers and associates of Medley perform general and administrative functions, including accounting and financial reporting. We may fail to properly identify the appropriate mix of personnel and capital needs to operate as a stand-alone entity. An inability to manage an internalization transaction effectively could result in our incurring additional costs and divert our management’s attention from effectively managing our portfolio or our operations.

In recent years, management internalization transactions have been the subject of stockholder litigation. Stockholder litigation can be costly and time-consuming, and there can be no assurance that any litigation expenses we might incur would not be significant or that the outcome of litigation would be favorable to us. Any amounts we are required to expend defending any such litigation will reduce our net investment income.

Risks Related to SIC Advisors and its Respective Affiliates

Our dealer manager may face conflicts of interest as a result of a compensation arrangement between one of its affiliates and SIC Advisors.

In exchange for the provision of certain non-investment advisory services to SIC Advisors, and pursuant to a written agreement, an affiliate of the dealer manager, Strategic Capital, is entitled to receive up to 20% of the gross cash proceeds received by SIC Advisors from the management and incentive fees payable by us to SIC

Advisors in its capacity as our investment adviser. The purpose of this arrangement is to permit our Advisor to capitalize upon the expertise of the executives of Strategic Capital and its affiliates in providing administrative and operational services with respect to non-exchange traded investment vehicles similar to us. Strategic Capital holds a non-voting interest in SIC Advisors which entitles it to up to 20% of the net proceeds received in connection with the sale or other strategic transaction involving SIC Advisors.

As a result of this compensation arrangement, our dealer manager has a financial interest in the performance of the assets recommended by SIC Advisors. The dealer manager may face conflicts of interest as a result and may have an incentive to influence our Advisor to select investments that may not be in our best interest.

SIC Advisors has limited experience managing a BDC or a RIC.

While the principals of SIC Advisors consists of the same personnel that formed MCC Advisors LLC, the investment adviser to Medley Capital Corporation, a publicly-traded BDC, SIC Advisors is a newly-formed entity with no prior experience managing a BDC or a RIC. As a result, an investment in our shares of common stock may entail more risk than the shares of common stock of a comparable company with a substantial operating history.

The 1940 Act and the Code impose numerous constraints on the operations of BDC and RICs that do not apply to the other types of investment vehicles that compete with us. For example, under the 1940 Act, BDCs are required to invest at least 70% of their total assets primarily in securities of qualifying U.S. private or thinly traded companies. Moreover, qualification for RIC tax treatment under Subchapter M of the Code requires satisfaction of source-of-income, diversification and other requirements. The failure to comply with these provisions in a timely manner could prevent us from qualifying as a BDC or RIC or could force us to pay unexpected taxes and penalties, which could be material. SIC Advisors’ limited experience in managing a portfolio of assets under such constraints may hinder its ability to take advantage of attractive investment opportunities and, as a result, achieve our investment objective.

SIC Advisors and its affiliates, including our officers and some of our directors, face conflicts of interest caused by compensation arrangements with us, which could result in actions that are not in the best interests of our stockholders.

SIC Advisors and its affiliates receive substantial fees from us in return for their services, and these fees could influence the advice provided to us. Among other matters, because the base management fee that we will pay to SIC Advisors is based on our gross assets, SIC Advisors may benefit if we incur indebtedness.

The time and resources that individuals associated with SIC Advisors devote to us may be diverted, and we may face additional competition due to the fact that SIC Advisors is not prohibited from raising money for or managing another entity that makes the same types of investments that we target.

SIC Advisors is not prohibited from raising money for and managing future investment entities that make the same types of investments as those we target. The time and resources that our Advisor devotes to us may be diverted, and during times of intense activity in other programs it may devote less time and resources to our business than is necessary or appropriate. As a result of these competing demands on their time and the fact that they engage in other business activities on behalf of themselves and others, these individuals face conflicts of interest in allocating their time. These conflicts of interest could result in declines in the returns of our investments and the value of your investment. In addition, we may compete with any such investment entity for the same investors and investment opportunities. While we may co-invest with such investment entities to the extent permitted by the 1940 Act and the rules and regulations thereunder, the 1940 Act imposes significant limits on co-investment. As a result, we and our Advisor have applied for exemptive relief from the SEC under the 1940 Act, which, if granted, would allow additional latitude to co-invest. However, there is no assurance that we will obtain such relief. In the event the SEC does not grant us relief, we will be limited in our ability to invest in certain portfolio companies in which certain of our affiliates are investing or are invested. Even if we are able to obtain exemptive relief, we will be unable to participate in certain transactions originated by the Advisor or its respective affiliates prior to receipt of such relief. Affiliates of SIC Advisors, whose primary business includes the origination of investments, engage in investment advisory businesses with accounts that compete with us. Affiliates of SIC Advisors have no obligation to make their originated investment opportunities available to us.

We may be obligated to pay our Advisor incentive compensation even if we incur a net loss due to a decline in the value of our portfolio.

Our Investment Advisory Agreement entitles SIC Advisors to receive an incentive fee based on our net investment income regardless of any capital losses. In such case, we may be required to pay SIC Advisors an incentive fee for a fiscal quarter even if there is a decline in the value of our portfolio or if we incur a net loss for that quarter.

Any incentive fee payable by us that relates to our net investment income may be computed and paid on income that may include interest that has been accrued but not yet received. If a portfolio company defaults on a loan that is structured to provide accrued interest, it is possible that accrued interest previously included in the calculation of the incentive fee will become uncollectible. SIC Advisors is not obligated to reimburse us for any part of the incentive fee it received that was based on accrued income that we never received as a result of a subsequent default, and such circumstances would result in our paying an incentive fee on income we never receive.

For federal income tax purposes, we are required to recognize taxable income in some circumstances in which we do not receive a corresponding payment in cash (such as deferred interest that is accrued as original issue discount) and to make distributions with respect to such income to maintain our status as a RIC. Under such circumstances, we may have difficulty meeting the annual distribution requirement necessary to obtain and maintain RIC tax treatment under the Code. This difficulty in making the required distribution may be amplified to the extent that we are required to pay an incentive fee with respect to such accrued income. As a result, we may have to sell some of our investments at times and/or at prices we would not consider advantageous, raise additional debt or equity capital, or forgo new investment opportunities for this purpose. If we are not able to obtain cash from other sources, we may fail to qualify for RIC tax treatment and thus become subject to corporate-level income tax. For additional discussion regarding the tax implications of being a RIC, see “Tax Matters.”

The management and incentive fees we pay to our Advisor may induce our Advisor to make speculative investments.

The incentive fee payable by us to SIC Advisors may create an incentive for SIC Advisors to make investments on our behalf that are risky or more speculative than would be the case in the absence of such compensation arrangements. The way in which the incentive fee is determined may encourage SIC Advisors to use leverage to increase the return on our investments. In addition, the fact that our management fee is payable based upon our gross assets, which would include any borrowings for investment purposes, may encourage SIC Advisors to use leverage to make additional investments. Under certain circumstances, the use of leverage may increase the likelihood of default, which would disfavor holders of our common stock. Such a practice could result in our investing in more speculative securities than would otherwise be the case, which could result in higher investment losses, particularly during cyclical economic downturns.

There are certain risks relating to the investment that SIC Advisors made in us.

SIC Advisors purchased 1,108,033.24 shares of our common stock for aggregate gross proceeds to us of $10,000,000. The issuance of shares to SIC Advisors was made immediately after the registration statement, of which this prospectus is a part, was declared effective by the SEC. Thus, SIC Advisors, or any person or entity to which such shares may be transferred, will be a significant stockholder for a period of time until we are able to raise substantial proceeds in this offering. As a result and given the fact that SIC Advisors is our investment advisor and certain of its principals serve as our executive officers and members of our board of directors, SIC Advisors will be able to exert significant influence over our management and policies. As a result, SIC Advisors, or any person or entity to which such shares may be transferred, may ultimately have the ability to take actions with respect to their voting of such shares that may not be in our or our stockholders’ best interest.

Our ability to enter into transactions with our affiliates will be restricted.

We will be prohibited under the 1940 Act from participating in certain transactions with certain of our affiliates without the prior approval of a majority of the independent directors and, in some cases, the SEC. Any person that owns, directly or indirectly, 5% or more of our outstanding voting securities will be our affiliate for purposes of the 1940 Act, and we will generally be prohibited from buying or selling any securities from or to such affiliate, absent the prior approval of our board of directors. The 1940 Act also prohibits certain “joint” transactions with certain of our affiliates, which in certain circumstances could include investments in the same portfolio company (whether at the same or different times to the extent the transaction involves jointness), without prior approval of our board of directors and, in some cases, the SEC. If a person acquires more than 25% of our voting securities, we will be prohibited from buying or selling any security from or to such person or certain of that person’s affiliates, or entering into prohibited joint transactions with such persons, absent the prior approval of the SEC. Similar restrictions limit our ability to transact business with our Advisor as well as our officers or directors or their affiliates. The SEC has interpreted the BDC regulations governing transactions with affiliates to prohibit certain “joint transactions” involving entities that share a common investment advisor. As a result of these restrictions, we may be prohibited from buying or selling any security from or to any portfolio company that is controlled by a fund managed by our Advisor or its respective affiliates without the prior approval of the SEC, which may limit the scope of investment opportunities that would otherwise be available to us.

We may, however, invest alongside other clients of our Advisor and its affiliates, including other entities they manage in certain circumstances where doing so is consistent with applicable law and SEC staff interpretations and guidance. However, we can offer no assurance that investment opportunities will be allocated to us fairly or equitably in the short-term or over time.

In situations where co-investment with other clients of our Advisor or its affiliates is not permitted under the 1940 Act and related rules, existing or future staff guidance, or the terms and conditions of exemptive relief, if any, granted to us by the SEC, our Advisor will need to decide which client or clients will proceed with the investment. Generally, we will not have an entitlement to make a co-investment in these circumstances and, to the extent that another client elects to proceed with the investment, we will not be permitted to participate. Moreover, except in certain circumstances, we will be unable to invest in any issuer in which a client of our Advisor or its affiliates holds a controlling interest. These restrictions may limit the scope of investment opportunities that would otherwise be available to us. We and SIC Advisors have submitted an exemptive application to the SEC to permit us to participate in negotiated co-investments with other funds managed by Medley or affiliated advisers in a manner consistent with our investment objective, strategies and restrictions as well as regulatory requirements and other pertinent factors, subject to the conditions therein, including that, in each case, that our board of directors determines that it would be advantageous for us to do so. However, there is no assurance that we will obtain such exemptive relief.

If we do not obtain exemptive relief from the SEC to allow us to co-invest alongside certain affiliates, we may be required to adjust our investment strategy.

Our investment strategy contemplates that we will focus on investing capital in transactions that are sourced by our Advisor. Transactions sourced by our Advisor may be privately negotiated and sourced on a proprietary basis. Our Advisor or its affiliates may manage other investment funds whose mandates include participating in such transactions, and the 1940 Act imposes significant limits on co-investment with affiliates. We generally will not be permitted to co-invest alongside certain affiliates in privately negotiated transactions unless we obtain an exemptive order from the SEC or the transaction is otherwise permitted under existing regulatory guidance, such as syndicated transactions where price is the only negotiated term, and will not participate in transactions where other terms are negotiable. We and our Advisor have applied for an exemptive order from the SEC, although there is no assurance that we will obtain the requested relief. In the event the SEC does not grant us relief, we will only participate in co-investments that are allowed under existing regulatory guidance, which would reduce the amount of transactions in which we can participate and make it more difficult for us to implement our investment objective. Even if we are able to obtain exemptive relief, we will be unable to participate in certain transactions originated by the Advisor or its affiliates, including during the period prior to receiving such relief.

We may make investments that could give rise to a conflict of interest.

We do not expect to invest in, or hold securities of, companies that are controlled by our Advisor’s affiliates clients. However, our Advisor’s affiliates clients may invest in, and gain control over, one of our portfolio companies. If our Advisor’s affiliates client, or clients, gains control over one of our portfolio companies, it may create conflicts of interest and may subject us to certain restrictions under the 1940 Act. As a result of these conflicts and restrictions our Advisor may be unable to implement our investment strategy as effectively as they could have in the absence of such conflicts or restrictions. For example, as a result of a conflict or restriction, our Advisor may be unable to engage in certain transactions that they would otherwise pursue. In order to avoid these conflicts and restrictions, our Advisor may choose to exit these investments prematurely and, as a result, we would forego any positive returns associated with such investments. In addition, to the extent that another client holds a different class of securities than us as a result of such transactions, our interests may not be aligned.

Risks Related to BDCs

We may face increasing competition for investment opportunities, which could delay deployment of our capital, reduce returns and result in losses.

We compete for investments with other BDCs and investment funds (including registered investment companies, private equity funds and mezzanine funds), as well as traditional financial services companies such as commercial banks and other sources of funding. Moreover, alternative investment vehicles, such as hedge funds, have begun to invest in areas in which they have not traditionally invested, including making investments in our target market of privately owned U.S. companies. As a result of these new entrants, competition for investment opportunities in privately owned U.S. companies may intensify. Many of our competitors are substantially larger and have considerably greater financial, technical, and marketing resources than we do. For example, some competitors may have a lower cost of capital and access to funding sources that are not available to us. In addition, some of our competitors may have higher risk tolerances or different risk assessments than we have. These characteristics could allow our competitors to consider a wider variety of investments, establish more relationships and offer better pricing and more flexible structuring than we are able to do.

We may lose investment opportunities if we do not match our competitors’ pricing, terms, and structure criteria. If we are forced to match these criteria to make investments, we may not be able to achieve acceptable returns on our investments or may bear substantial risk of capital loss. A significant increase in the number and/or the size of our competitors in this target market could force us to accept less attractive investment terms. Furthermore, many of our competitors are not subject to the regulatory restrictions that the 1940 Act imposes on us as a BDC or the source of income, asset diversification and distribution requirements we must satisfy to maintain our RIC status. The competitive pressures we face may have a material adverse effect on our business, financial condition, results of operations, and cash flows. As a result of this competition, we may not be able to take advantage of attractive investment opportunities from time to time. Also we may not be able to identify and make investments that are consistent with our investment objective.

The requirement that we invest a sufficient portion of our assets in qualifying assets could preclude us from investing in accordance with our current business strategy; conversely, the failure to invest a sufficient portion of our assets in qualifying assets could result in our failure to maintain our status as a BDC.

As a BDC, the 1940 Act prohibits us from acquiring any assets other than certain qualifying assets unless, at the time of and after giving effect to such acquisition, at least 70% of our total assets are qualifying assets. Therefore, we may be precluded from investing in what we believe are attractive investments if such investments are not qualifying assets. Conversely, if we fail to invest a sufficient portion of our assets in qualifying assets, we could lose our status as a BDC, which would have a material adverse effect on our business, financial condition, and result of operations. Similarly, these rules could prevent us from making additional investments in existing portfolio companies, which could result in the dilution of our position.

Failure to maintain our status as a BDC would reduce our operating flexibility.

If we do not remain a BDC, we might be regulated as a registered closed-end investment company under the 1940 Act, which would subject us to substantially more regulatory restrictions and correspondingly decrease our operating flexibility.

Changes in laws or regulations governing our operations may adversely affect our business or cause us to alter our business strategy.

We and our portfolio companies will be subject to regulation at the local, state, and federal level. Changes to the laws and regulations governing our permitted investments may require a change to our investment strategy. Such changes could differ materially from our strategies and plans as set forth in this prospectus and may shift our investment focus from the areas of expertise of our Advisor. Thus, any such changes, if they occur, could have a material adverse effect on our results of operations and the value of your investment.

Regulations governing our operation as a BDC and RIC will affect our ability to raise capital and the way in which we raise additional capital or borrow for investment purposes, which may have a negative effect on our growth. As a BDC, the necessity of raising additional capital may expose us to risks, including the typical risks associated with leverage.

As a result of the annual distribution requirement to qualify as a RIC, we may need to access the capital markets periodically to raise cash to fund new investments. We may issue “senior securities,” including borrowing money from banks or other financial institutions only in amounts such that our asset coverage, as defined in the 1940 Act, equals at least 200% after such incurrence or issuance. If we issue senior securities, we will be exposed to typical risks associated with leverage, including an increased risk of loss. Our ability to issue different types of securities is also limited. Compliance with these requirements may unfavorably limit our investment opportunities and reduce our ability in comparison to other companies to profit from favorable spreads between the rates at which we can borrow and the rates at which we can lend. As a BDC, therefore, we intend to issue equity continuously at a rate more frequent than our privately owned competitors, which may lead to greater stockholder dilution.

We may borrow for investment purposes. If the value of our assets declines, we may be unable to satisfy the asset coverage test, which would prohibit us from paying distributions and could prevent us from qualifying as a RIC, which would generally result in a corporate-level tax on any income and net gains. If we cannot satisfy the asset coverage test, we may be required to sell a portion of our investments and, depending on the nature of our debt financing, repay a portion of our indebtedness at a time when such sales may be disadvantageous. Also, any amounts that we use to service our indebtedness would not be available for distributions to our common stockholders.

In addition, we anticipate that as market conditions permit, we may securitize our loans to generate cash for funding new investments. To securitize loans, we may create a wholly owned subsidiary, contribute a pool of loans to the subsidiary and have the subsidiary issue primarily investment grade debt securities to purchasers who we would expect to be willing to accept a substantially lower interest rate than the loans earn. We would retain all or a portion of the equity in the securitized pool of loans. Our retained equity would be exposed to any losses on the portfolio of loans before any of the debt securities would be exposed to such losses. Accordingly, if the pool of loans experienced a low level of losses due to defaults, we would earn an incremental amount of income on our retained equity but we would be exposed, up to the amount of equity we retained, to that proportion of any losses we would have experienced if we had continued to hold the loans in our portfolio. We would not treat the debt issued by such a subsidiary as senior securities.

Risks Related to our Investments

Our investments in prospective portfolio companies may be risky, and we could lose all or part of our investment.

We intend to pursue a strategy focused on investing primarily in the debt of privately owned U.S. companies with a focus on transactions sourced through the network of SIC Advisors.

•

Senior Secured Debt and Second Lien Secured Debt. When we invest in senior secured term debt and second lien secured debt, we will generally take a security interest in the available assets of these portfolio companies, including the equity interests of their subsidiaries. There is a risk that the collateral securing our investments may decrease in value over time or lose its entire value, may be difficult to sell in a timely manner, may be difficult to appraise and may fluctuate in value based upon the success of the business and market conditions, including as a result of the inability of the portfolio company to raise additional capital. Also, in some circumstances, our security interest could be subordinated to claims of other creditors. In addition, deterioration in a portfolio company’s financial condition and prospects, including its inability to raise additional capital, may be accompanied by deterioration in the value of the collateral for the debt security. Consequently, the fact that debt is secured does not guarantee that we will receive principal and interest payments according to the investment terms, or at all, or that we will be able to collect on the investment should we be forced to enforce our remedies.

•

Subordinated Debt. Our subordinated debt investments will generally be subordinated to senior debt and will generally be unsecured. This may result in a heightened level of risk and volatility or a loss of principal, which could lead to the loss of the entire investment. These investments may involve additional risks that could adversely affect our investment returns. To the extent interest payments associated with such debt are deferred, such debt may be subject to greater fluctuations in valuations, and such debt could subject us and our stockholders to non-cash income. Since we will not receive any principal repayments prior to the maturity of some of our subordinated debt investments, such investments will be of greater risk than amortizing loans.

•

Equity Investments. We expect to make selected equity investments. In addition, when we invest in senior and subordinated debt, we may acquire warrants or options to purchase equity securities or benefit from other types of equity participation. Our goal is ultimately to dispose of these equity interests and realize gains upon our disposition of such interests. However, the equity interests we receive may not appreciate in value and, in fact, may decline in value. Accordingly, we may not be able to realize gains from our equity interests, and any gains that we do realize on the disposition of any equity interests may not be sufficient to offset any other losses we experience.

Most loans in which we invest will not be rated by any rating agency and, if they were rated, they would be rated as below investment grade quality. Loans rated below investment grade quality are generally regarded as having predominantly speculative characteristics and may carry a greater risk with respect to a borrower’s capacity to pay interest and repay principal.

To the extent original issue discount constitutes a portion of our income, we will be exposed to risks associated with the deferred receipt of cash representing such income.

Our investments may include original issue discount instruments. To the extent original issue discount constitutes a portion of our income, we will be exposed to typical risks associated with such income being required to be included in taxable and accounting income prior to receipt of cash, including the following:

•	Original issue discount instruments may have unreliable valuations because the accruals require judgments about collectability.

•

Original issue discount instruments may create heightened credit risks because the inducement to trade higher rates for the deferral of cash payments typically represents, to some extent, speculation on the part of the borrower.

•

For accounting purposes, cash distributions to stockholders representing original issue discount income do not come from paid-in capital, although they may be paid from the offering proceeds. Thus, although a distribution of original issue discount income comes from the cash invested by the stockholders, the 1940 Act does not require that stockholders be given notice of this fact.

•

In the case of payment-in-kind, or PIK, “toggle” debt, the PIK election has the simultaneous effects of increasing the assets under management, thus increasing the base management fee, and increasing the investment income, thus increasing the incentive fee.

•	Original issue discount creates risk of non-refundable cash payments to the Advisor based on non-cash accruals that may never be realized.

Our portfolio companies may incur debt that ranks equally with, or senior to, our investments in such companies.

We intend to pursue a strategy focused on investing primarily in the debt of privately owned U.S. companies with a focus on transactions sourced through the network of SIC Advisors. Our portfolio companies may have, or may be permitted to incur, other debt that ranks equally with, or senior to, the debt in which we invest. By their terms, such debt instruments may entitle the holders to receive payment of interest or principal on or before the dates on which we are entitled to receive payments with respect to the debt instruments in which we invest. Also, in the event of insolvency, liquidation, dissolution, reorganization or bankruptcy of a portfolio company, holders of debt instruments ranking senior to our investment in that portfolio company would typically be entitled to receive payment in full before we receive any distribution. After repaying such senior creditors, such portfolio company may not have any remaining assets to use for repaying its obligation to us. In the case of debt ranking equally with debt instruments in which we invest, we would have to share on an equal basis any distributions with other creditors holding such debt in the event of an insolvency, liquidation, dissolution, reorganization or bankruptcy of the relevant portfolio company.

Subordinated liens on collateral securing debt that we will make to our portfolio companies may be subject to control by senior creditors with first priority liens. If there is a default, the value of the collateral may not be sufficient to repay in full both the first priority creditors and us.

Certain debt investments that we will make in portfolio companies will be secured on a second priority basis by the same collateral securing senior secured debt of such companies. The first priority liens on the collateral will secure the portfolio company’s obligations under any outstanding senior debt and may secure certain other future debt that may be permitted to be incurred by the company under the agreements governing the debt. The holders of obligations secured by the first priority liens on the collateral will generally control the liquidation of and be entitled to receive proceeds from any realization of the collateral to repay their obligations in full before us. In addition, the value of the collateral in the event of liquidation will depend on market and economic conditions, the availability of buyers and other factors. There can be no assurance that the proceeds, if any, from the sale or sales of all of the collateral would be sufficient to satisfy the debt obligations secured by the second priority liens after payment in full of all obligations secured by the first priority liens on the collateral. If such proceeds are not sufficient to repay amounts outstanding under the debt obligations secured by the second priority liens, then we, to the extent not repaid from the proceeds of the sale of the collateral, will only have an unsecured claim against the company’s remaining assets, if any.

We may also make unsecured debt investments in portfolio companies, meaning that such investments will not benefit from any interest in collateral of such companies. Liens on such portfolio companies’ collateral, if any, will secure the portfolio company’s obligations under its outstanding secured debt and may secure certain future debt that is permitted to be incurred by the portfolio company under its secured debt agreements. The holders of obligations secured by such liens will generally control the liquidation of, and be entitled to receive proceeds from, any realization of such collateral to repay their obligations in full before us. In addition, the value of such collateral in the event of liquidation will depend on market and economic conditions, the availability of buyers and other factors. There can be no assurance that the proceeds, if any, from sales of such collateral would be sufficient to satisfy our unsecured debt obligations after payment in full of all secured debt obligations. If such proceeds were not sufficient to repay the outstanding secured debt obligations, then our unsecured claims would rank equally with the unpaid portion of such secured creditors’ claims against the portfolio company’s remaining assets, if any.

The rights we may have with respect to the collateral securing the debt investments we make in our portfolio companies with senior debt outstanding may also be limited pursuant to the terms of one or more inter-creditor agreements that we enter into with the holders of senior debt. Under such an inter-creditor agreement, at any time that obligations that have the benefit of the first priority liens are outstanding, any of the following actions that may be taken in respect of the collateral will be at the direction of the holders of the obligations secured by the first priority liens: the ability to cause the commencement of enforcement proceedings against the collateral; the ability to control the conduct of such proceedings; the approval of amendments to collateral documents; releases of liens on the collateral; and waivers of past defaults under collateral documents. We may not have the ability to control or direct such actions, even if our rights are adversely affected.

There may be circumstances where our debt investments could be subordinated to claims of other creditors or we could be subject to lender liability claims.

If one of our portfolio companies were to go bankrupt, depending on the facts and circumstances, including the extent to which we actually provided managerial assistance to that portfolio company or a representative of us or SIC Advisors sat on the board of directors of such portfolio company, a bankruptcy court might re-characterize our debt investment and subordinate all or a portion of our claim to that of other creditors. In situations where a bankruptcy carries a high degree of political significance, our legal rights may be subordinated to other creditors.

In addition, lenders in certain cases can be subject to lender liability claims for actions taken by them when they become too involved in the borrower’s business or exercise control over a borrower. It is possible that we could become subject to a lender’s liability claim, including as a result of actions taken if we render significant managerial assistance to, or exercise control or influence over the board of directors of, the borrower.

We generally will not control the business operations of our portfolio companies and, due to the illiquid nature of our holdings in our portfolio companies, may not be able to dispose of our interest in our portfolio companies.

We do not expect to control most of our portfolio companies, even though we may have board representation or board observation rights, and our debt agreements may impose certain restrictive covenants on our borrowers. As a result, we are subject to the risk that a portfolio company in which we invest may make business decisions with which we disagree and the management of such company, as representatives of the holders of their common equity, may take risks or otherwise act in ways that do not serve our interests as debt investors. Due to the lack of liquidity for our investments in private companies, we may not be able to dispose of our interests in our portfolio companies as readily as we would like or at an appropriate valuation. As a result, a portfolio company may make decisions that could decrease the value of our portfolio holdings.

We may acquire various structured financial instruments for purposes of “hedging” or reducing our risks, which may be costly and ineffective and could reduce our cash available for distribution to our stockholders.

We may seek to hedge against interest rate and currency exchange rate fluctuations and credit risk by using structured financial instruments such as futures, options, swaps and forward contracts, subject to the requirements of the 1940 Act. Use of structured financial instruments for hedging purposes may present significant risks, including the risk of loss of the amounts invested. Defaults by the other party to a hedging transaction can result in losses in the hedging transaction. Hedging activities also involve the risk of an imperfect correlation between the hedging instrument and the asset being hedged, which could result in losses both on the hedging transaction and on the instrument being hedged. Use of hedging activities may not prevent significant losses and could increase our losses. Further, hedging transactions may reduce cash available to pay distributions to our stockholders.

Economic recessions or downturns could impair our portfolio companies and harm our operating results.

Many of our portfolio companies are susceptible to economic slowdowns or recessions and may be unable to repay our debt investments during these periods. Therefore, our non-performing assets are likely to increase, and the value of our portfolio is likely to decrease during these periods. Adverse economic conditions may also decrease the value of any collateral securing our senior secured or second lien secured debt. A severe recession may further decrease the value of such collateral and result in losses of value in our portfolio and a decrease in our revenues, net income, assets and net worth. Unfavorable economic conditions also could increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us on terms we deem acceptable. These events could prevent us from increasing investments and harm our operating results.

A covenant breach by our portfolio companies may harm our operating results.

A portfolio company’s failure to satisfy financial or operating covenants imposed by us or other lenders could lead to defaults and, potentially, termination of its debt and foreclosure on its secured assets, which could trigger cross-defaults under other agreements and jeopardize a portfolio company’s ability to meet its obligations under the debt or equity securities that we hold. We may incur expenses to the extent necessary to seek recovery upon default or to negotiate new terms, which may include the waiver of certain financial covenants, with a defaulting portfolio company.

An investment strategy focused primarily on privately held companies presents certain challenges, including the lack of available information about these companies.

We intend to invest primarily in privately held companies. Investments in private companies pose certain incremental risks as compared to investments in public companies including that they:

•	have reduced access to the capital markets, resulting in diminished capital resources and ability to withstand financial distress;

•

may have limited financial resources and may be unable to meet their obligations under their debt securities that we hold, which may be accompanied by a deterioration in the value of any collateral and a reduction in the likelihood of us realizing any guarantees we may have obtained in connection with our investment;

•

may have shorter operating histories, narrower product lines and smaller market shares than larger businesses, which tend to render them more vulnerable to competitors’ actions and changing market conditions, as well as general economic downturns;

•

are more likely to depend on the management talents and efforts of a small group of persons; therefore, the death, disability, resignation or termination of one or more of these persons could have a material adverse impact on our portfolio company and, in turn, on us; and

•

generally have less predictable operating results, may from time to time be parties to litigation, may be engaged in rapidly changing businesses with products subject to a substantial risk of obsolescence, and may require substantial additional capital to support their operations, finance expansion or maintain their competitive position. In addition, our executive officers, directors and members of the Advisor’s management may, in the ordinary course of business, be named as defendants in litigation arising from our investments in the portfolio companies.

In addition, investments in private companies tend to be less liquid. The securities of private companies are not publicly traded or actively traded on the secondary market and are, instead, traded on a privately negotiated over-the-counter secondary market for institutional investors. These privately negotiated over-the-counter secondary markets may be inactive during an economic downturn or a credit crisis. In addition, the securities in these companies will be subject to legal and other restrictions on resale or will otherwise be less liquid than publicly traded securities. Also, under the 1940 Act, if there is no readily available market for these investments, we are required to carry these investments at fair value as determined by our board of directors. As a result if we are required to liquidate all or a portion of our portfolio quickly, we may realize significantly less than the value at which we had previously recorded these investments. We may also face other restrictions on our ability to liquidate an investment in a portfolio company to the extent that we, SIC Advisors or any of their respective affiliates have material nonpublic information regarding such portfolio company or where the sale would be an impermissible joint transaction. The reduced liquidity of our investments may make it difficult for us to dispose of them at a favorable price, and, as a result, we may suffer losses.

Finally, little public information generally exists about private companies and these companies may not have third-party debt ratings or audited financial statements. We must therefore rely on the ability of SIC Advisors to obtain adequate information through due diligence to evaluate the creditworthiness and potential returns from investing in these companies. Additionally, these companies and their financial information will not generally be subject to the Sarbanes-Oxley Act and other rules that govern public companies. If we are unable to uncover all material information about these companies, we may not make a fully informed investment decision, and we may lose money on our investments.

We may not have the funds or ability to make additional investments in our portfolio companies.

After our initial investment in a portfolio company, we may be called upon from time to time to provide additional funds to such company or have the opportunity to increase our investment through the exercise of a warrant or other right to purchase common stock. There is no assurance that we will make, or will have sufficient funds to make, follow-on investments. Even if we have sufficient capital to make a desired follow-on investment, we may elect not to make a follow-on investment because we may not want to increase our level of risk, we prefer other opportunities, we are limited in our ability to do so by compliance with BDC requirements maintaining our RIC status. Our ability to make follow-on investments may also be limited by SIC Advisors’ allocation policies. Any decisions not to make a follow-on investment or any inability on our part to make such an investment may have a negative impact on a portfolio company in need of such an investment, may result in a missed opportunity for us to increase our participation in a successful operation or may reduce the expected return on the investment.

Prepayments of our debt investments by our portfolio companies could adversely impact our results of operations and reduce our return on equity.

We are subject to the risk that the investments we make in our portfolio companies may be repaid prior to maturity. When this occurs, we will generally reinvest these proceeds in temporary investments, pending their future investment in new portfolio companies. These temporary investments will typically have substantially lower yields than the debt being prepaid and we could experience significant delays in reinvesting these amounts. Any future investment in a new portfolio company may also be at lower yields than the debt that was repaid. As a result, our results of operations could be materially adversely affected if one or more of our portfolio companies elect to prepay amounts owed to us. Additionally, prepayments, net of prepayment fees, could negatively impact our return on equity.

Risks Relating to Debt Financing

If we borrow money, the potential for gain or loss on amounts invested in us will be magnified and may increase the risk of investing in us. Borrowed money may also adversely affect the return on our assets, reduce cash available for distribution to our stockholders, and result in losses.

The use of borrowings, also known as leverage, increases the volatility of investments by magnifying the potential for gain or loss on invested equity capital. If we use leverage to partially finance our investments, through borrowing from banks and other lenders, you will experience increased risks of investing in our common stock. If the value of our assets decreases, leveraging would cause net asset value to decline more sharply than it otherwise would have had we not leveraged. Similarly, any decrease in our income would cause net income to decline more sharply than it would have had we not borrowed. Such a decline could negatively affect our ability to make distributions to our stockholders. In addition, our stockholders will bear the burden of any increase in our expenses as a result of our use of leverage, including interest expenses and any increase in the management or incentive fees payable to the Advisor.

We may use leverage to finance our investments. The amount of leverage that we employ will depend on our Advisor and our board of directors’ assessment of market and other factors at the time of any proposed borrowing. There can be no assurance that leveraged financing will be available to us on favorable terms or at all. However, to the extent that we use leverage to finance our assets, our financing costs will reduce cash available for distributions to stockholders. Moreover, we may not be able to meet our financing obligations and, to the extent that we cannot, we risk the loss of some or all of our assets to liquidation or sale to satisfy the obligations. In such an event, we may be forced to sell assets at significantly depressed prices due to market conditions or otherwise, which may result in losses.

As a BDC, we generally are required to meet a coverage ratio of total assets to total borrowings and other senior securities, which include all of our borrowings and any preferred stock that we may issue in the future, of at least 200%. If this ratio declines below 200%, we cannot incur additional debt and could be required to sell a portion of our investments to repay some debt when it is disadvantageous to do so. This could have a material adverse effect on our operations, and we may not be able to make distributions. The amount of leverage that we employ will depend on our Advisor’s and our board of directors’ assessment of market and other factors at the time of any proposed borrowing. The amount of leverage that we will employ will be subject to oversight by our board of directors, a majority of whom will be independent directors with no material interests in such transactions.

We will be exposed to risks associated with changes in interest rates.

We are subject to financial market risks, including changes in interest rates. Since we may use debt to finance investments, our net investment income will depend, in part, upon the difference between the rate at which we borrow funds and the rate at which we invest those funds. As a result, we can offer no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income. In periods of rising interest rates when we have debt outstanding, our cost of funds will increase, which could reduce our net investment income.

In addition, due to the continuing effects of the prolonged economic crisis and recession that began in 2007, interest rates have recently been at or near historic lows. In the event of a significant rising interest rate environment, our portfolio companies with adjustable-rate debt could see their payments increase and there may be a significant increase in the number of our portfolio companies who are unable or unwilling to repay their debt. Investments in companies with adjustable-rate debt may also decline in value in response to rising interest rates if the rates at which they pay interest do not rise as much, or as quickly, as market interest rates in general. Similarly, during periods of rising interest rates, our investments with fixed rates may decline in value because they are locked in at below market yield.

We may use interest rate risk management techniques in an effort to limit our exposure to interest rate fluctuations. These techniques may include various interest rate hedging activities to the extent such activities are not prohibited by the 1940 Act. These activities may limit our ability to participate in the benefits of lower interest rates with respect to the hedged portfolio. Adverse developments resulting from changes in interest rates or hedging transactions could have a material adverse effect on our business, financial condition and results of operations.

Risks Related to an Investment in our Common Stock

The success of this offering is dependent, in part, on the ability of the dealer manager to implement its business strategy, to hire and retain key employees and to successfully establish, operate and maintain a network of broker-dealers. Our dealer manager also serves as the dealer manager for the distribution of securities of other issuers and may experience conflicts of interest as a result.

The success of this offering and our ability to implement our business strategy is dependent upon the ability of our dealer manager to hire and retain key employees, establish, operate and maintain a network of licensed securities broker-dealers and other agents and implement its business strategy. If the dealer manager is unable to hire qualified employees, build a sufficient network of broker-dealers and implement its business strategy, we may not be able to raise adequate proceeds through this offering to implement our investment strategy.

In addition, the dealer manager serves as the dealer manager for or participate in the distribution of the securities of other issuers. As a result, the dealer manager may experience conflicts of interest in allocating its time between this offering and such other issuers, which could adversely affect our ability to raise adequate proceeds through this offering and implement our investment strategy. Further, the participating broker-dealers retained by the dealer manager may have numerous competing investment products, some with similar or identical investment strategies and areas of focus as us, which they may elect to emphasize to their retail clients.

Investors will not know the purchase price per share at the time they submit their subscription agreements and could receive fewer shares of common stock than anticipated if our board of directors determines to increase the offering price to comply with the requirement that we avoid selling shares below net asset value.

The purchase price at which you purchase shares will be determined at each semi-monthly closing date to ensure that the sales price is equal to or greater than the net asset value of our shares, after deducting selling commissions and dealer manager fees. As a result, your purchase price may be higher than the prior subscription closing price per share, and therefore you may receive a smaller number of shares than if you had subscribed at the prior subscription closing price. See “Determination of Net Asset Value.”

Investors will not know the purchase price per share at the time they submit their subscription agreements and could pay a premium for their shares of common stock if our board of directors does not decrease the offering price in the event of a decline to our net asset value per share.

The purchase price at which you purchase shares will be determined at each semi-monthly closing date to ensure that the sales price is equal to or greater than the net asset value of our shares, after deducting selling commissions and dealer manager fees. In the event of a decrease to our net asset value per share, you could pay a premium of more than 2.5% for your shares of common stock if our board of directors does not decrease the offering price. A decline in our net asset value per share to an amount more than 2.5% below our current offering price, net of selling commissions and dealer manager fees, creates a rebuttable presumption that there has been a material change in the value of our assets such that a reduction in the offering price per share is warranted. This presumption may only be rebutted if our board of directors, in consultation with our management, reasonably and in good faith determines that the decline in net asset value per share is the result of a temporary movement in the credit markets or the value of our assets, rather than a more fundamental shift in the valuation of our portfolio. In the event that (i) net asset value per share decreases to more than 5% below our current net offering price and (ii) our board of directors believes that such decrease in net asset value per share is the result of a non-temporary movement in the credit markets or the value of our assets, our board of directors will undertake to establish a new net offering price that is not more than 2.5% above our net asset value per share. If our board of directors determines that the decline in our net asset value per share is the result of a temporary movement in the credit markets or the value of our assets, investors will purchase shares at an offering price per share, net of selling commissions and dealer manager fees, which represents a premium to the net asset value per share of greater than 2.5%. See “Plan of Distribution.”

If we are unable to raise substantial funds in our ongoing, continuous “best efforts” offering, we will be limited in the number and type of investments we may make, and the value of your investment in us may be reduced in the event our assets under-perform.

Our continuous offering is being made on a best efforts basis, whereby our dealer manager and participating broker-dealers are only required to use their best efforts to sell our shares and have no firm commitment or obligation to purchase any of the shares. To the extent that less than the maximum number of shares is subscribed for, the opportunity for diversification of our investments may be decreased and the returns achieved on those investments may be reduced as a result of allocating all of our expenses among a smaller capital base.

Our shares are not listed on an exchange or quoted through a quotation system and will not be listed for the foreseeable future, if ever. Therefore, our stockholders will have limited liquidity and may not receive a full return of invested capital upon selling their shares.

Our shares are illiquid investments for which there is not a secondary market nor is it expected that any will develop in the future. A future liquidity event could include: (i) a listing of our shares on a national securities exchange; (ii) a merger or another transaction approved by our board of directors in which our stockholders will receive cash or shares of a listed company; or (iii) a sale of all or substantially all of our assets either on a complete portfolio basis or individually followed by a liquidation. Certain types of liquidity events, such as a listing, would allow us to retain our investment portfolio intact while providing our stockholders with access to a trading market for their securities.

There can be no assurance that a suitable transaction will be available or that market conditions will be favorable during that timeframe. Prior to a liquidity event, our share repurchase program may provide a limited opportunity for you to have your shares of common stock repurchased, subject to certain restrictions and limitations, at a price which may reflect a discount from the purchase price you paid for the shares being repurchased.

Also, since a portion of the public offering price from the sale of shares in this offering will be used to pay expenses and fees, the full offering price paid by the stockholders will not be invested in portfolio companies. As a result, you may not receive a return of all of your invested capital. If we do not successfully complete a liquidity event, liquidity for an investor’s shares will be limited to participation in our share repurchase program.

If our shares are listed on a national securities exchange or quoted through a quotation system, we cannot assure you a public trading market will develop or, if one develops, that such trading market can be sustained. Shares of companies offered in an initial public offering often trade at a discount to the initial offering price due to underwriting discounts and related offering expenses. Also, shares of closed-end investment companies, including BDCs, frequently trade at a discount from their net asset value. This characteristic of closed-end investment companies is separate and distinct from the risk that our net asset value per share of common stock may decline. We cannot predict whether our common stock, if listed, will trade at, above or below net asset value.

Our ability to conduct our continuous offering successfully is dependent, in part, on the ability of our dealer manager to successfully establish, operate and maintain relationships with a network of broker-dealers, which will in turn sell a sufficient number of shares of our common stock for us to achieve our investment objective.

Our dealer manager may not be able to sell a sufficient number of shares to allow us to have adequate funds to purchase a diversified portfolio of investments and generate income sufficient to cover our expenses.

The success of our public offering, and correspondingly our ability to implement our business strategy, is dependent upon the ability of our dealer manager to establish and maintain relationships with a network of licensed securities broker-dealers and other agents to sell our shares. If our dealer manager fails to perform, we may not be able to raise adequate proceeds through our public offering to implement our investment strategy. If we are unsuccessful in implementing our investment strategy, you could lose all or a part of your investment.

We are not obligated to complete a liquidity event; therefore, it will be difficult for an investor to sell his or her shares.

There can be no assurance that we will complete a liquidity event. If we do not successfully complete a liquidity event, liquidity for an investor’s shares will be limited to our share repurchase program, which we have no obligation to maintain.

The timing of our repurchase offers pursuant to our share repurchase program may be at a time that is disadvantageous to our stockholders.

When we make quarterly repurchase offers pursuant to the share repurchase program, we may offer to repurchase shares at a price that is lower than the price that investors paid for shares in our offering. As a result, to the extent investors paid an offering price that includes the related sales load and to the extent investors have the ability to sell their shares pursuant to our share repurchase program, then the price at which an investor may sell shares, which will be at a price equal to our most recently disclosed net asset value per share immediately prior to the date of repurchase, may be lower than what an investor paid in connection with the purchase of shares in our offering.

We may be unable to invest a significant portion of the net proceeds of our offering on acceptable terms in an acceptable timeframe.

Delays in investing the net proceeds of our offering may impair our performance. We cannot assure you we will be able to identify any investments that meet our investment objective or that any investment that we make will produce a positive return. We may be unable to invest the net proceeds of our offering on acceptable terms within the time period that we anticipate or at all, which could harm our financial condition and operating results.

Before making investments, we will invest the net proceeds of our public offering primarily in cash, cash equivalents, U.S. government securities, repurchase agreements, and other high-quality debt instruments maturing in one year or less from the time of investment. This will produce returns that are significantly lower than the returns, which we expect to achieve when our portfolio is fully invested in securities meeting our investment objective. As a result, any distributions that we pay while our portfolio is not fully invested in securities meeting our investment objective may be lower than the distributions that we may be able to pay when our portfolio is fully invested in securities meeting our investment objective.

A stockholder’s interest in us will be diluted if we issue additional shares, which could reduce the overall value of an investment in us

Our investors do not have preemptive rights to any shares we issue in the future. Our articles of incorporation authorizes us to issue up to 250,000,000 shares of common stock. Pursuant to our articles of incorporation, a majority of our entire board of directors may amend our articles of incorporation to increase the number of authorized shares of stock without stockholder approval. After an investor purchases shares, our board may elect to sell additional shares in the future, issue equity interests in private offerings, or issue share-based awards to our independent directors or persons associated with the Advisor. To the extent we issue additional equity interests at or below net asset value, after an investor purchases our shares, an investor’s percentage ownership interest in us will be diluted. In addition, depending upon the terms and pricing of any additional offerings and the value of our investments, an investor may also experience dilution in the net asset and fair value of his or her shares.

Under the 1940 Act, we generally are prohibited from issuing or selling our common stock at a price below net asset value per share, which may be a disadvantage as compared with certain public companies. We may, however, sell our common stock, or warrants, options, or rights to acquire our common stock, at a price below the current net asset value of our common stock if our board of directors and independent directors determine that such sale is in our best interests and the best interests of our stockholders, and our stockholders, including a majority of those stockholders that are not affiliated with us, approve such sale. In any such case, the price at which our securities are to be issued and sold may not be less than a price that, in the determination of our board of directors, closely approximates the fair value of such securities (less any distributing commission or discount). If we raise additional funds by issuing common stock or senior securities convertible into, or exchangeable for, our common stock, then the percentage ownership of our stockholders at that time will decrease and you will experience dilution.

Preferred stock could be issued with rights and preferences that would adversely affect holders of our common stock.

This offering does not include an offering of preferred stock. However, under the terms of our articles of incorporation, our board of directors is authorized to issue shares of preferred stock in one or more series without stockholder approval, which could potentially adversely affect the interests of existing stockholders. In the event we issue preferred stock, this prospectus will be supplemented accordingly; however, doing so would not require a stockholder vote, unless we seek to issue preferred stock that is convertible into our common stock.

Certain provisions of the Maryland Corporation Law and the Investment Advisory Agreement could deter takeover attempts.

Our bylaws exempt us from the Maryland Control Share Acquisition Act, which significantly restricts the voting rights of control shares of a Maryland corporation acquired in a control share acquisition. If our board of directors were to amend our bylaws to repeal this exemption from the Maryland Control Share Acquisition Act, that statute may make it more difficult for a third party to obtain control of us and increase the difficulty of consummating such a transaction. Although we do not presently intend to adopt such an amendment to our bylaws, there can be no assurance that we will not so amend our bylaws at some time in the future. We will not, however, amend our bylaws to make us subject to the Maryland Control Share Acquisition Act without our board of directors determining that doing so would not conflict with the 1940 Act and obtaining confirmation from the SEC that it does not object to that determination.

Additionally, our board of directors may, without stockholder action, authorize the issuance of shares of stock in one or more classes or series, including preferred stock. Our board of directors may also, without stockholder action, amend our articles of incorporation to increase the number of shares of stock of any class or series that we have authority to issue. These anti-takeover provisions may inhibit a change of control in circumstances that could give the holders of our common stock the opportunity to realize a premium over the value of our common stock.

Investing in our common stock involves a high degree of risk.

The investments we make in accordance with our investment objective may result in a higher amount of risk and volatility or loss of principal than alternative investment options. Our investments in portfolio companies may be highly speculative and aggressive and, therefore, an investment in our common stock may not be suitable for someone with lower risk tolerance.

The net asset value of our common stock may fluctuate significantly.

The net asset value and liquidity, if any, of the market for shares of our common stock may be significantly affected by numerous factors, some of which are beyond our control and may not be directly related to our operating performance. These factors include:

•	changes in regulatory policies or tax guidelines, particularly with respect to RICs or BDCs;

•	loss of RIC or BDC status;

•	changes in earnings or variations in operating results;

•	changes in the value of our portfolio of investments;

•	changes in accounting guidelines governing valuation of our investments;

•	any shortfall in revenue or net income or any increase in losses from levels expected by investors;

•	departure of either of SIC Advisors or certain of its respective key personnel;

•	general economic trends and other external factors; and

•	loss of a major funding source.

The price which you pay for our shares may not reflect our current net asset value at the time of your subscription.

In the event of a material decline in our net asset value per share, which we consider to be a 2.5% decrease below our current net offering price, and subject to certain conditions, we will reduce our offering price accordingly. Also we will file a supplement to the prospectus with the SEC, or amend our registration statement if our net asset value per share: (i) declines more than 10% from the net asset value per share as of the effective date of this registration statement or (ii) increases to an amount that is greater than the net proceeds per share as stated in the prospectus. Therefore, the net proceeds per share, net of all sales load, from a new investor may be in excess of the then current net asset value per share.

Federal Income Tax Risks

We will be subject to corporate-level income tax if we are unable to qualify as a RIC under Subchapter M of the Code or to satisfy RIC distribution requirements.

To maintain RIC tax treatment under the Code, we must meet the following minimum annual distribution, income source and asset diversification requirements. See “Tax Matters.”

The minimum annual distribution requirement for a RIC will be satisfied if we distribute to our stockholders on an annual basis at least 90% of our net ordinary taxable income and realized net short-term capital gains in excess of realized net long-term capital losses, if any. We would also be taxed on any retained income and/or gains, including any short-term capital gains or long-term capital gains. We must also satisfy an additional annual distribution requirement during each calendar year in order to avoid a 4% excise tax on the amount of the under-distribution. Because we may use debt financing, we are subject to an asset coverage ratio requirement under the 1940 Act and may in the future become subject to certain financial covenants under loan and credit agreements that could, under certain circumstances, restrict us from making distributions necessary to satisfy the distribution requirements. If we are unable to obtain cash from other sources, we could fail to qualify for RIC tax treatment, or could be required to retain a portion of our income or gains, and thus become subject to corporate-level income tax.

The income source requirement will be satisfied if we obtain at least 90% of our income for each year from dividends, interest, gains from the sale of stock or securities, or similar sources.

The asset diversification requirement will be satisfied if we meet certain asset diversification requirements at the end of each quarter of our taxable year. To satisfy this requirement, at least 50% of the value of our assets must consist of cash, cash equivalents, U.S. Government securities, securities of other RICs, and other acceptable securities; and no more than 25% of the value of our assets can be invested in the securities, other than U.S. government securities or securities of other RICs, of one issuer, of two or more issuers that are controlled, as determined under applicable Code rules, by us and that are engaged in the same or similar or related trades or businesses or of certain “qualified publicly traded partnerships.” Failure to meet these requirements may result in our having to dispose of certain investments quickly in order to prevent the loss of RIC status. Because most of our investments will be in private companies, and therefore will be relatively illiquid, any such dispositions could be made at disadvantageous prices and could result in substantial losses.

If we fail to qualify for or maintain RIC tax treatment for any reason and are subject to corporate income tax, the resulting corporate taxes could substantially reduce our net assets, the amount of income available for distribution, and the amount of our distributions.

If we do not qualify as a “publicly offered regulated investment company,” as defined in the Code, you will be taxed as though you received a distribution of some of our expenses.

A “publicly offered regulated investment company” is a RIC whose shares are either (i) continuously offered pursuant to a public offering, (ii) regularly traded on an established securities market or (iii) held by at least 500 persons at all times during the taxable year. If we are not a publicly offered RIC for any period, a non-corporate stockholder’s allocable portion of our affected expenses, including our management fees, will be treated as an additional distribution to the stockholder and will be deductible by such stockholder only to the extent permitted under the limitations described below. For non-corporate stockholders, including individuals, trusts, and estates, significant limitations generally apply to the deductibility of certain expenses of a non-publicly offered RIC, including advisory fees. In particular, these expenses, referred to as miscellaneous itemized deductions, are deductible to an individual only to the extent they exceed 2% of such a stockholder’s adjusted gross income, and are not deductible for alternative minimum tax purposes. While we anticipate that we will constitute a publicly offered RIC after our first tax year, there can be no assurance that we will in fact so qualify for any of our taxable years.

We may have difficulty paying our required distributions if we recognize income before or without receiving cash representing such income.

For federal income tax purposes, we may be required to recognize taxable income in circumstances in which we do not receive a corresponding payment in cash. For example, if we hold debt obligations that are treated under applicable tax rules as having original issue discount (such as debt instruments with PIK, interest or, in certain cases, increasing interest rates or debt instruments that were issued with warrants), we must include in income each year a portion of the original issue discount that accrues over the life of the obligation, regardless of whether cash representing such income is received by us in the same taxable year. We may also have to include in income other amounts that we have not yet received in cash, such as deferred loan origination fees that are paid after origination of the loan or are paid in non-cash compensation such as warrants or stock. Furthermore, we may invest in non-U.S. corporations (or other non-U.S. entities treated as corporations for U.S. federal income tax purposes) that could be treated under the Code and U.S. Treasury regulations as “passive foreign investment companies” and/or “controlled foreign corporations.” The rules relating to investment in these types of non-U.S. entities are designed to ensure that U.S. taxpayers are either, in effect, taxed currently (or on an accelerated basis with respect to corporate level events) or taxed at increased tax rates at distribution or disposition. In certain circumstances this could require us to recognize income where we do not receive a corresponding payment in cash.

We anticipate that a portion of our income may constitute original issue discount or other income required to be included in taxable income prior to receipt of cash. Further, we may elect to amortize market discounts and include such amounts in our taxable income in the current year, instead of upon disposition, as an election not to do so would limit our ability to deduct interest expenses for tax purposes.

Because any original issue discount or other amounts accrued will be included in our investment company taxable income for the year of the accrual, we may be required to make a distribution to our stockholders in order to satisfy the annual distribution requirement, even if we will not have received any corresponding cash amount. As a result, we may have difficulty meeting the annual distribution requirement necessary to obtain and maintain RIC tax treatment under the Code. We may have to sell some of our investments at times and/or at prices we would not consider advantageous, raise additional debt or equity capital, make a partial share distribution, or forgo new investment opportunities for this purpose. If we are not able to obtain cash from other sources, and choose not to make a qualifying share distribution, we may fail to qualify for RIC tax treatment and thus become subject to corporate-level income tax.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

Properties

We do not own any real estate or other physical properties materially important to our operation. Our headquarters are currently located at 375 Park Avenue, 33rd Floor, New York, NY 10152. Our administrator furnishes us office space and we reimburse it for such costs on an allocated basis.

Item 3.	Legal Proceedings

Neither we nor SIC Advisors are currently subject to any material legal proceedings.

Item 4.	Mine Safety Disclosures

Not Applicable

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

There is currently no market for our common stock, and we do not expect that a market for our shares will develop in the foreseeable future. No shares of our common stock have been authorized for issuance under any equity compensation plans. Under Maryland law, our stockholders generally will not be personally liable for our debts or obligations.

We are offering our shares on a continuous basis at an initial offering price of $10.00 per share; however, to the extent that our net asset value increases, we intend to sell at a price necessary to ensure that shares are not sold at a price per share, after deduction of selling commissions and dealer manager fees, that is below our net asset value per share. In the event of a material decline in our net asset value per share, which we consider to be a 2.5% decrease below our current net offering price, and subject to certain conditions, we will reduce our offering price accordingly. Therefore, persons who tender subscriptions for our shares in this offering must submit subscriptions for a certain dollar amount, rather than a number of our shares and, as a result, may receive fractional shares.

In connection with each closing on the sale of shares offered in our continuous public offering, our board of directors or a committee thereof is required, within 48 hours of the time that each closing and sale is made, to make the determination that we are not selling shares at a price per share which, after deducting selling commissions and dealer manager fees, is below our then current net asset value per share. Our board of directors will consider the following factors, among others, in making such determination:

•	the net asset value per share of our shares disclosed in the most recent periodic report we filed with the SEC;

•

our management’s assessment of whether any material change in the net asset value per share has occurred (including through the realization of net gains on the sale of our portfolio investments) from the period beginning on the date of the most recently disclosed net asset value per share to the period ending two days prior to the date of the closing on and sale of our shares; and

•

the magnitude of the difference between the net asset value per share disclosed in the most recent periodic report we filed with the SEC and our management’s assessment of any material change in the net asset value per share since the date of the most recently disclosed net asset value per share, and the offering price of our shares at the date of closing.

Importantly, this determination does not require that we calculate net asset value in connection with each closing and sale of our shares, but instead it involves the determination by our board of directors or a committee thereof that we are not selling our shares at a price which, after deducting selling commissions and dealer manager fees, is below the then current net asset value per share at the time at which the closing and sale is made.

Moreover, to the extent that there is even a remote possibility that we may (i) issue our shares at a price which, after deducting selling commissions and dealer manager fees, is below the then current net asset value per share of our shares at the time at which the closing and sale is made or (ii) trigger the undertaking (which we provided to the SEC in our registration statement) to suspend the offering of our shares pursuant to our continuous public offering if the net asset value per share fluctuates by certain amounts in certain circumstances until the prospectus is amended, our board of directors or a committee thereof will elect, in the case of clause (i) above, either to postpone the closing until such time that there is no longer the possibility of the occurrence of such event or to undertake to determine net asset value within two days prior to any such sale to ensure that such sale will not be at a price which, after deducting selling commissions and dealer manager fees, is below our then current net asset value per share, and, in the case of clause (ii) above, to comply with such undertaking or to undertake to determine net asset value to ensure that such undertaking has not been triggered.

In addition, a decline in our net asset value per share to an amount more than 2.5% below our current offering price, net of selling commissions and dealer manager fees, creates a rebuttable presumption that there has been a material change in the value of our assets such that a reduction in the offering price per share is warranted. This presumption may only be rebutted if our board of directors, in consultation with our management, reasonably and in good faith determines that the decline in net asset value per share is the result of a temporary movement in the credit markets or the value of our assets, rather than a more fundamental shift in the valuation of our portfolio. In the event that (i) net asset value per share decreases to more than 2.5% below our current net offering price and (ii) our board of directors believes that such decrease in the net asset value per share is the result of a non-temporary movement in the credit markets or the value of our assets, our board of directors will undertake to establish a new net offering price that is not more than 5% above our net asset value per share. If our board of directors determines that the decline in our net asset value per share is the result of a temporary movement in the credit markets or the value of our assets, investors will purchase shares at an offering price per share, net of selling commissions and dealer manager fees, which represents a premium to the net asset value per share of greater than 2.5%.

Set forth below is a chart describing the classes of our securities outstanding as of March 14, 2013:

Title of Class	Amount Authorized	Amount Held by Us or for Our Account	Amount Outstanding
Common Stock	250,000,000	—	3,466,133

As of March 14, 2013, we had 668 record holders of our common stock.

Not Applicable

Distributions

Our dividends, if any, are determined by the board of directors. We intend to elect to be treated as a RIC under Subchapter M of the Code. To maintain RIC qualification, we must distribute at least 90% of our net ordinary income and net short-term capital gains in excess of our net long-term capital losses, if any. We will be subject to a 4% nondeductible federal excise tax on our undistributed income unless we distribute in a timely manner an amount at least equal to the sum of (1) 98% of our ordinary income for each calendar year, (2) 98.2% of our capital gain net income (both long-term and short-term) for the one-year period ending October 31 in that calendar year and (3) any income realized, but not distributed in the preceding year.

Our board of directors declared a series of semi-monthly distributions in 2012. These distributions represent an annualized yield of 8.0% based on our offering price of $10.00 per share:

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

On December 12, 2012, the Company’s Board of Directors declared a series of semi-monthly distributions in 2013. These distributions represent an annualized yield of 8.0% based on our current offering price of $10.00 per share:

Amount Per Share	Record Date	Payment Date

$0.03333	January 15, 2013	January 31, 2013

$0.03333	January 31, 2013	January 31, 2013

$0.03333	February 15, 2013	February 28, 2013

$0.03333	February 28, 2013	February 28, 2013

$0.03333	March 15, 2013	March 29, 2013

$0.03333	March 29, 2013	March 29, 2013

We may fund our cash distributions to stockholders from any sources of funds available to us, including offering proceeds, borrowings, net investment income from operations, capital gains proceeds from the sale of assets, non-capital gains proceeds from the sale of assets, dividends or other distributions paid to us on account of preferred and common equity investments in portfolio companies and expense reimbursements from SIC Advisors. The following table reflects, for tax purposes, the sources of the cash distributions that we have paid on our common stock during the year ended December 31, 2012:

Year ended December 31, 2012
Ordinary income	$637,330
Distributions of long-term capital gains	—
Return of capital	—

Distributions on a tax basis	$637,330

Item 6.	Selected Financial Data

We have derived the selected financial data below from our audited financial statements for the fiscal year ended December 31, 2012 respectively, which has been audited by Ernst & Young LLP, our independent registered public accounting firm.

At and for the Year Ended December 31, 2012
Statement of Operations data:
Total investment income	$1,235,116
Base management fees	319,530
Incentive fee	628
All other expenses	424,926
Net investment income	490,032
Unrealized depreciation on investments	(19,160)
Realized gain on investments	22,298
Net increase in net assets resulting from operations	493,170
Per share data:
Net asset value per common share at year end	$8.96
Net investment income	0.21
Net realized and unrealized gain on investments	0.00
Net increase in net assets resulting from operations	0.48
Dividends paid	0.28
Balance Sheet data at year end:
Total investments at fair value	$30,580,211
Cash and cash equivalents	6,651,767
Other assets	1,608,400
Total assets	38,840,378
Total liabilities	18,217,396
Total net assets	20,622,982
Other data:
Weighted average annual yield on debt investments (1)	11.0%
Number of investments at year end	34

(1)	The weighted average yield is based upon original cost on our debt investments.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Some of the statements in this annual report on Form 10-K constitute forward-looking statements, which relate to future events or our performance or financial condition. The forward-looking statements contained in this annual report on Form 10-K involve risks and uncertainties, including, but not limited to, statements as to:

•	our future operating results;

•	our business prospects and the prospects of our portfolio companies;

•	changes in the economy;

•	risk associated with possible disruptions in our operations or the economy generally;

•	the effect of investments that we expect to make;

•	our contractual arrangements and relationships with third parties;

•	actual and potential conflicts of interest with SIC Advisors and its affiliates;

•	the dependence of our future success on the general economy and its effect on the industries in which we invest;

•	the ability of our portfolio companies to achieve their objectives;

•	the use of borrowed money to finance a portion of our investments;

•	the adequacy of our financing sources and working capital;

•	the timing of cash flows, if any, from the operations of our portfolio companies;

•	the ability of SIC Advisors to locate suitable investments for us and to monitor and administer our investments;

•	the ability of SIC Advisors and its affiliates to attract and retain highly talented professionals;

•	our ability to maintain our qualification as a RIC and as a BDC; and

•	the effect of changes in laws or regulations affecting our operations or to tax legislation and our tax position.

Such forward-looking statements may include statements preceded by, followed by or that otherwise include the words “trend,” “opportunity,” “pipeline,” “believe,” “comfortable,” “expect,” “anticipate,” “current,” “intention,” “estimate,” “position,” “assume,” “potential,” “outlook,” “continue,” “remain,” “maintain,” “sustain,” “seek,” “achieve,” and similar expressions, or future or conditional verbs such as “will,” “would,” “should,” “could,” “may,” or similar expressions. The forward looking statements contained in this annual report involve risks and uncertainties. Our actual results could differ materially from those implied or expressed in the forward-looking statements for any reason, including the factors set forth as “Risk Factors” in this annual report on Form 10-K.

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

Overview

We are an externally managed non-diversified closed-end management investment company that has elected to be treated as a BDC under the 1940 Act. We are externally managed by SIC Advisors which is a registered investment adviser under the Advisers Act. SIC Advisors is responsible for sourcing potential investments, conducting due diligence on prospective investments, analyzing investment opportunities, structuring investments and monitoring our portfolio on an ongoing basis. In addition, we intend to elect to be treated, for U.S. federal income tax purposes, as a RIC under subchapter M of the Code.

On April 17, 2012 we successfully reached the minimum escrow requirement and officially commenced operations by receiving gross proceeds of $10 million in exchange for 1,108,033.24 shares of our common stock sold to SIC Advisors.

Our investment objective is generate current income and, to a lesser extent, long-term capital appreciation. We intend to meet our investment objective by investing primarily in the debt of privately owned U.S. companies with a focus senior secured debt, second lien debt and, to a lesser extent, subordinated debt, which we believe offer opportunities for superior risk-adjusted returns and income generation. We will originate transactions sourced through our existing SIC Advisors network, and expect to acquire debt securities through the secondary market. Our debt investments may take the form of corporate loans or bonds, may be secured or unsecured and may, in some cases, be accompanied by warrants, options or other forms of equity participation. We may separately purchase common or preferred equity interests in transactions.

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

Revenues

We generate revenue in the form of interest on the debt securities that we hold and distributions and capital gains on other interests that we acquire in our portfolio companies. We expect that the senior debt we invest in will generally have stated terms of three to ten years and that the subordinated debt we invest in will generally have stated terms of five to ten years. Our senior and subordinated debt investments bear interest at a fixed or floating rate. Interest on debt securities is generally payable monthly, quarterly or semiannually. In addition, some of our investments provide for deferred interest payments or PIK interest. The principal amount of the debt securities and any accrued but unpaid interest generally will become due at the maturity date. In addition, we may generate revenue in the form of commitment and other fees in connection with transactions. Original issue discounts and market discounts or premiums will be capitalized, and we will accrete or amortize such amounts as interest income. We will record prepayment premiums on loans and debt securities as interest income. Dividend income, if any, will be recognized on an accrual basis to the extent that we expect to collect such amounts.

Expenses

Our primary annual operating expenses consist of the payment of advisory fees and the reimbursement of expenses under our Investment Advisory Agreement with SIC Advisors and our Administration Agreement with Medley Capital LLC. We bear other expenses, which include, among other things:

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

•	interest payable on debt, if any, incurred to finance our investments;

•	transfer agent and custodial fees;

•	fees and expenses associated with marketing efforts;

•	federal and state registration fees and any stock exchange listing fees;

•	federal, state and local taxes;

•	independent directors’ fees and expenses, including travel expenses;

•	costs of director and stockholder meetings, proxy statements, stockholders’ reports and notices;

•	costs of fidelity bonds, directors and officers/errors and omissions liability insurance and other types of insurance;

•	direct costs, including those relating to printing of stockholder reports and advertising or sales materials, mailing, long distance telephone and staff;

•	fees and expenses associated with independent audits and outside legal costs, including compliance with the Sarbanes-Oxley Act of 2002, the 1940 Act and applicable federal and state securities laws;

•	brokerage commissions for our investments;

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

Reimbursement of Medley Capital LLC for Administrative Services

We reimburse Medley Capital LLC for the administrative expenses necessary for its performance of services to us. However, such reimbursement is made at an amount equal to the lower of Medley Capital LLC’s actual costs or the amount that we would be required to pay for comparable administrative services in the same geographic location. Also, such costs will be reasonably allocated to us on the basis of assets, revenues, time records or other reasonable methods. We will not reimburse Medley Capital LLC for any services for which it receives a separate fee or for rent, depreciation, utilities, capital equipment or other administrative items allocated to a controlling person of Medley Capital LLC.

Portfolio and Investment Activity

During the year ended December 31, 2012, we invested $30.6 million across 31 portfolio companies. Our investments consisted of primary and secondary market purchases.

As of December 31, 2012, our portfolio consisted of investments in 31 portfolio companies with a fair value of $30,580,211. As of December 31, 2012, our portfolio and was invested in 16.0% senior secured loans and 84.0% senior secured notes.

The weighted average yields of our senior secured loan portfolio, senior secured note portfolio and total portfolio at our current cost basis were 10.6%, 12.0%, 11.0% respectively, as of December 31, 2012.

As of December 31, 2012, 84.0% or $25.7 million of our portfolio is fixed rate debt and 16.0% or $4.9 million is floating rate debt, measured at fair value.

As of December 31, 2012, our average portfolio company investment and our largest portfolio company investment at amortized cost and fair value was approximately $0.9 million and $0.9 million, and $1.7 million and $1.7 million, respectively, and we had approximately $6.6 million of cash and cash equivalents.

The following table summarizes the amortized cost and the fair value of investments, not including cash and cash equivalents as of December 31, 2012:

	Amortized Cost	Percentage of Total	Fair Value	Percentage of Total
Senior Secured First Lien Term Loans	$1,962,630	6.4%	$1,962,630	6.4%
Senior Secured Second Lien Term Loans	2,903,898	9.5	2,928,247	9.6
Senior Secured Notes	25,712,669	84.0	25,674,219	84.0
Equity/Warrants	20,152	0.1	15,115	0.0

Total	$30,599,349	100.0%	$30,580,211	100.0%

SIC Advisors regularly assesses the risk profile of each of our investments and rates each of them based on the following categories, which we refer to as SIC Advisors’ investment credit rating:

Credit Rating	Definition
1	Investments that are performing above expectations.
2	Investments that are performing within expectations, with risks that are neutral or favorable compared to risks at the time of origination or purchase.
All new loans are rated ‘2’.
3	Investments that are performing below expectations and that require closer monitoring, but where no loss of interest, dividend or principal is expected.
Companies rated ‘3’ may be out of compliance with financial covenants, however, loan payments are generally not past due.
4	Investments that are performing below expectations and for which risk has increased materially since origination or purchase.
Some loss of interest or dividend is expected, but no loss of principal.
In addition to the borrower being generally out of compliance with debt covenants, loan payments may be past due (but generally not more than 180 days past due).
5	Investments that are performing substantially below expectations and whose risks have increased substantially since origination or purchase.
Most or all of the debt covenants are out of compliance and payments are substantially delinquent.
Some loss of principal is expected.

The following table shows the distribution of our investments, not including cash and cash equivalents, on the 1 to 5 investment performance rating scale at fair value as of December 31, 2012:

Investment Performance Rating	Investments at Fair Value	Percentage
1	$—	—%
2	29,517,711	96.5
3	1,062,500	3.5
4	—	—
5	—	—

Total	$30,580,211	100.0%

Results of Operations

Operating results for the years ended December 31, 2012 and 2011 are as follows:

	For the year ended December 31, 2012	For the period ended December 31, 2011
Total investment income	$1,235,116	$—
Total expenses, net	745,084	—
Net investment income	490,032	—
Net realized gains (losses)	22,298	—
Net unrealized gains (losses)	(19,160)	—

Net increase in net assets resulting from operations	$493,170	$—

Investment Income

For the year ended December 31, 2012, investment income totaled $1,235,116, of which $1,228,076 was attributable to portfolio interest, $6,750 was attributable to other fee income, and $290 to interest from cash and cash equivalents.

For the period ended December 31, 2011, there was no investment income since we had not yet commenced operations.

Operating Expenses

Operating expenses for the year and period ended December 31, 2012 and 2011, respectively, were as follows:

	For the year ended December 31, 2012	For the period ended December 31, 2011
Base management fees	$319,530	$—
Incentive fees	628	—
Administrator expenses	375,677	—
Professional fees	630,021	—
Interest and financing expenses	47,529	—
Directors fees	146,861	—
Organizational and offering costs reimbursed to an affiliate	328,132	—
General and administrative	362,616	—

Expenses before expense reimbursement	$2,210,994	$—

For the year ended December 31, 2012, total expense reimbursement from SIC Advisors pursuant to the Expense Support and Reimbursement Agreement was $1,465,910. Net expenses after taking into account the expense reimbursement from SIC Advisors, were $745,084 for the year ended December 31, 2012.

Expense Support and Reimbursement Agreement

On June 29, 2012, we entered into the Expense Support and Reimbursement Agreement with SIC Advisors. Pursuant to the Expense Support and Reimbursement Agreement, commencing on April 16, 2012, the time our registration statement was declared effective by the SEC and continuing monthly thereafter until December 31, 2012, SIC Advisors agreed to reimburse us (“Expense Payments”) for operating expenses in an amount equal to the difference between the distributions paid to stockholders in each month and the total of investment income and net realized gains/losses received/incurred by us on account of our investment portfolio (“Available Operating Funds”) for such month. To the extent that no dividends or other distributions are paid to our stockholders in any given month, then the Expense Payment for such month shall be equal to such amount necessary in order for Available Operating Funds for the month to equal zero. We will repay such Expense Payments to SIC Advisors (“Expense Repayments”) following any calendar quarter in which Available Operating Funds exceed the cumulative distributions paid to our stockholders in such calendar quarter (“Excess Operating Funds”). Such Expense Repayments will be made within a period not to exceed three years from the end of the fiscal year in which such expense payment was made by SIC Advisors to us. On December 12, 2012, we and SIC Advisors elected to extend the agreement through June 30, 2013.

As of December 31, 2012, we recorded $814,814 in our statement of assets and liabilities as due from affiliate relating to the Expense Support and Reimbursement Agreement. For the year ended December 31, 2012, we recorded an expense reimbursement of $1,465,910 on the statement of operations. Expense reimbursements to SIC Advisors will be accrued as they become probable and estimable. For the year ended December 31, 2012, we did not record any Expense Repayments to SIC Advisors.

Net Realized Gains/Losses from Investments

We measure realized gains or losses by the difference between the net proceeds from the disposition and the amortized cost basis of an investment, without regard to unrealized gains or losses previously recognized.

During the year ended December 31, 2012 we recognized $22,298 of realized gains on our portfolio investments. During the period ended December 31, 2011, we had not yet commenced operations.

Net Unrealized Appreciation/Depreciation on Investments

Net change in unrealized appreciation on investments reflects the net change in the fair value of our investment portfolio. For the year ended December 31, 2012, we had unrealized depreciation of $19,160 on our portfolio investments.

Changes in Net Assets from Operations

For the year ended December 31, 2012, we recorded a net increase in net assets resulting from operations of $493,170 versus a net increase in net assets resulting from operations of zero for the year ended December 31, 2011. Based on 1,031,621.3 and 110.8 weighted average common shares outstanding for the years ended December 31, 2012 and 2011, respectively, our per share net increase in net assets resulting from operations was $0.48 for the year ended December 31, 2012 versus a per share net increase in net assets from operations of zero for the year ended December 31, 2011.

Financial Condition, Liquidity and Capital Resources

As a BDC, we distribute substantially all of our net income to our stockholders and have an ongoing need to raise additional capital for investment purposes. To fund growth, we have a number of alternatives available to increase capital; including raising equity, increasing debt, and funding from operational cash flow.

Our liquidity and capital resources have been generated primarily from the net proceeds of our public offering of common stock.

As of December 31, 2012, we had $6.7 million in cash and cash equivalents. In the future, we may generate cash from future offerings of securities, future borrowings and cash flows from operations, including interest earned from the temporary investment of cash in U.S. government securities and other high-quality debt investments that mature in one year or less. Our primary use of funds is investments in our targeted asset classes, cash distributions to our stockholders, and other general corporate purposes.

In order to satisfy the Code requirements applicable to a RIC, we intend to distribute to our stockholders substantially all of our taxable income, but we may also elect to periodically spillover certain excess undistributed taxable income from one tax year into the next tax year. In addition, as a BDC, we generally are required to meet a coverage ratio of total assets to total senior securities, which include borrowings and any preferred stock we may issue in the future, of at least 200%. This requirement limits the amount that we may borrow.

On April 24, 2012, we entered into a prime brokerage services agreement (“PBSA”) with Barclays Capital Inc. (“Barclays”) whereby Barclays provides financing for some portion of our secured bond investments. Under the terms of the PBSA, we are required to post a specified amount of collateral, in accordance with the margin requirements described in the agreement, generally between 20% and 50% of the market value of each secured bond investment as determined by Barclays. To secure the performance of our obligations under the PBSA, Barclays has been granted a first priority security interest and lien on all of the assets covered by the PBSA. Neither the cash collateral posted as margin nor our other assets covered by the PBSA are available to pay our debts. As of December 31, 2012, our borrowings under the Margin Facility totaled $17,345,794 and were recorded as due to broker on our statement of assets and liabilities. Our average outstanding borrowings for the period from April 17, 2012 (commencement of operations) to December 31, 2012 was $9,573,696. The rate is variable and ranges from LIBOR plus 0.25% to LIBOR plus 2.00%. We may use leverage that increases the effect of any investment fair value changes on capital.

Contractual Obligations and Off-Balance Sheet Arrangements

We have entered into certain contracts under which we have material future commitments. On April 5, 2012, we entered into the Investment Advisory Agreement with SIC Advisors in accordance with the 1940 Act. The Investment Advisory Agreement became effective as of April 17, 2012, the date that we met the minimum offering requirement. SIC Advisors serves as our investment advisor in accordance with the terms of the Investment Advisory Agreement. Payments under our Investment Advisory Agreement in each reporting period consist of (i) a management fee equal to a percentage of the value of our gross assets and (ii) an incentive fee based on our performance.

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

On June 8, 2012 and September 21, 2012 our Board of Directors declared a series of semi-monthly distributions for the months of July, August and September, and October, November and December, respectively, of $0.03333 per share. These distributions represent an annualized yield of 8.0% based on our current offering price of $10.00 per share. The determination of the tax attributes (i.e., paid from ordinary income, paid from net capital gains on the sale of securities, and/or a return of paid-in-capital surplus which is a nontaxable distribution) of distributions is made annually as of the end of our fiscal year based upon our taxable income for the full year and distributions paid for the full year. Stockholders of record as of each respective record date will be entitled to receive the distribution. Below are the details for each respective distribution;

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

On April 17, 2012, SIC Advisors purchased 1,108,033.24 shares of our common stock for aggregate gross proceeds of $10,000,000. The consideration represents $9.025 per share.

We have entered into an Investment Advisory Agreement and Expense Support and Reimbursement Agreement with SIC Advisors in which our senior management holds equity interest. Members of our senior management also serve as principals of other investment managers affiliated with SIC Advisors that do and may in the future manage investment funds, accounts or other investment vehicles with investment objectives similar to ours.

We have entered into a dealer manager agreement with SC Distributors, LLC and pay them a dealer manager fee of up to 2.75% of gross proceeds raised in the offering. An affiliated entity of SC Distributors, LLC owns an equity interest in SIC Advisors, which provides the right to receive a fixed percentage of the management fees received by SIC Advisors.

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

Management Fee

We pay SIC Advisors a fee for its services under the Investment Advisory Agreement. The fee consists of two components: a base management fee and an incentive fee.

The base management fee is calculated at an annual rate of 1.75% of our gross assets and is payable quarterly in arrears. The incentive fee consists of :

•

An incentive fee on net investment income, which we refer to as the subordinated incentive fee on income, is calculated and payable quarterly in arrears and is based upon our pre-incentive fee net investment income for the immediately preceding quarter. No subordinated incentive fee on income is payable in any calendar quarter in which pre-incentive fee net investment income does not exceed a quarterly return to investors of 1.75% per quarter on our net assets at the end of the immediately preceding fiscal quarter, or the preferred quarterly return. All of our pre-incentive fee net investment income, if any, that exceeds the quarterly preferred return, but is less than or equal to 2.1875% on our net assets at the end of the immediately preceding fiscal quarter in any quarter, is payable to SIC Advisors. We refer to this portion of our subordinated incentive fee on income as the catch up. It is intended to provide an incentive fee of 20% on all of our pre-incentive fee net investment income when our pre-incentive fee net investment income exceeds 2.1875% on our net assets at the end of the immediately preceding quarter in any quarter. For any quarter in which our pre-incentive fee net investment income exceeds 2.1875% on our net assets at the end of the immediately preceding quarter, the subordinated incentive fee on income shall equal 20% of the amount of our pre-incentive fee net investment income, because the preferred return and catch up will have been achieved.

•

An incentive fee on capital gains is earned on investments sold and is determined and payable in arrears as of the end of each calendar year during which the investment advisory agreement is in effect. In the case the investment advisory agreement is terminated, the fee will also become payable as of the effective date of such termination. The fee equals 20% of our realized capital gains, less the aggregate amount of any previously paid incentive fee on capital gains. Incentive fee on capital gains is equal to our realized capital gains on a cumulative basis from inception, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis.

Under the terms of the investment advisory agreement, SIC Advisors bears all organization and offering expenses on our behalf. Upon such time that we have raised $300 million in gross proceeds in connection with the sale of shares of our common stock, SIC Advisors shall no longer be obligated to bear, pay or otherwise be responsible for any ongoing organization and offering expenses on our behalf, and we will be responsible for paying or otherwise incurring all such organization and offering expenses. Pursuant to the terms of the Investment Advisory Agreement, we have agreed to reimburse SIC Advisors for any such organizational and offering expenses incurred by SIC Advisors not to exceed 1.25% of the gross subscriptions raised by us over the course of the offering period, which is currently scheduled to terminate two years from the initial offering date, unless extended. Notwithstanding the foregoing, in the event that organizational and offering expenses, together with sales commissions, the dealer manager fee and any discounts paid to members of the Financial Industry Regulatory Authority, exceed 15% of the gross proceeds from the sale of shares of our common stock pursuant to our registration statement or otherwise at the time of the completion of our offering, then SIC Advisors shall be required to pay or, if already paid by us, reimburse us for amounts exceeding such 15% limit.

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

Valuation of Investments

We measure the value of our investments in accordance with fair value accounting guidance promulgated under GAAP, which establishes a hierarchical disclosure framework that prioritizes and ranks the level of market price observability used in measuring investments at fair value. Market price observability is affected by a number of factors, including the type of investment and the characteristics specific to the investment. Investments with readily available actively quoted prices or for which fair value can be measured from actively quoted prices, generally, will have a higher degree of market price observability and a lesser degree of judgment used in measuring fair value.

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

Net Realized Gains or Losses and Net Change in Unrealized Appreciation or Depreciation

We measure net realized gains or losses by the difference between the net proceeds from the repayment or sale and the amortized cost basis of the investment, without regard to unrealized appreciation or depreciation previously recognized, but considering unamortized upfront fees and prepayment penalties. Net change in unrealized appreciation or depreciation reflects the change in portfolio investment values during the reporting period, including any reversal of previously recorded unrealized appreciation or depreciation, when gains or losses are realized.

Payment-in-Kind Interest

We have investments in our portfolio that contain a PIK interest provision. Any PIK interest is added to the principal balance of such investments and is recorded as income, if the portfolio company valuation indicates that such PIK interest is collectible. In order to maintain our status as a RIC, substantially all of this income must be paid out to stockholders in the form of dividends, even if we have not collected any cash.

Organization and Offering Expenses

Organization expenses are expensed by SIC Advisors, and we may be required to reimburse SIC Advisers for such expenses subject to the terms of the Investment Advisory Agreement. Until such time that we raise $300 million in gross proceeds in connection with the sale of shares of our common stock, continuous offering expenses will be expensed by SIC Advisors. After such time, continuous offering expenses, excluding sales load, will be capitalized on our balance sheet as deferred offering expenses and expensed to our statement of operations over a 12-month period.

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

Item 7A:	Quantitative and Qualitative Disclosures About Market Risk.

We are subject to financial market risks, including changes in interest rates. Pursuant to the Prime Brokerage Services Agreement, we post a specified amount of collateral, in accordance with the margin requirements described in the agreement, generally between 20% and 50% of the market value of each secured bond investment as determined by Barclays, in exchange for Barclays agreeing to provide financing for some portion of our secured bond investments. As a result, our net investment income is dependent upon the difference between the rate at which we borrow funds and the rate at which we invest these funds. In periods of rising interest rates, our cost of funds would increase, which may reduce our net investment income. As a result, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income.

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

INDEX TO FINANCIAL STATEMENTS

Page
Report of Independent Registered Public Accounting Firm	F-1
Statements of Assets and Liabilities as of December 31, 2012 and 2011	F-2
Statements of Operations for the year ended December 31, 2012 and for the period from June 13, 2011 (date of inception) to December 31, 2011	F-3
Statements of Changes in Net Assets for the year ended December 31, 2012 and for the period from June 13, 2011 (date of inception) to December 31, 2011	F-4
Statements of Cash Flows for the year ended December 31, 2012 and for the period from June 13, 2011 (date of inception) to December 31, 2011	F-5
Schedule of Investments as of December 31, 2012	F-6
Notes to Financial Statements	F-8

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of Sierra Income Corporation

We have audited the accompanying statements of assets and liabilities of Sierra Income Corporation (the “Company”) as of December 31, 2012 and 2011, including the schedule of investments as of December 31, 2012, and the related statements of operations, changes in net assets, and cash flows, for the year ended December 31, 2012 and for the period from June 13, 2011 (date of inception) to December 31, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. Our procedures included confirmation of securities owned as of December 31, 2012 by correspondence with the custodian, counterparties and management of the portfolio companies. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sierra Income Corporation at December 31, 2012 and 2011, and the results of its operations, changes in its net assets, and its cash flows, for the year ended December 31, 2012 and for the period from June 13, 2011 (date of inception) to December 31, 2011, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

New York, New York

March 14, 2013

Part I. Financial Information

Item 1. Financial Statements

Sierra Income Corporation

Statements of Assets and Liabilities

	As of
	December 31, 2012	December 31, 2011
ASSETS
Non-Controlled/Non-Affiliated investments at fair value (amortized cost of $30,599,349 and $0, respectively)	$30,580,211	$—
Cash and cash equivalents	6,651,767	1,000
Due from affiliate (Note 6)	814,814	—
Interest receivable	784,637	—
Prepaid expenses and other assets	8,949	—

Total assets	$38,840,378	$1,000

LIABILITIES
Due to prime broker	$17,345,794	$—
Accounts payable and accrued expenses	504,442	—
Management fees	171,317	—
Administrator fees	128,459	—
Due to affiliate	55,927	—
Interest	10,829	—
Incentive fee	628	—

Total liabilities	$18,217,396	$—

NET ASSETS
Common stock, par value $.001 per share, 250,000,000 common shares authorized, 2,300,573 and 110.8 common shares issued and outstanding, respectively	$2,301	$—
Capital in excess of par value	20,436,709	1,000
Accumulated net investment income	203,132	—
Net unrealized depreciation on investments	(19,160)	—

Total net assets	20,622,982	1,000

Total liabilities and net assets	$38,840,378	$1,000

NET ASSET VALUE PER SHARE	$8.96	$9.03

See accompanying notes to the financial statements.

Sierra Income Corporation

Statements of Operations

	For the year ended December 31, 2012	For the period from June 13, 2011 (inception) through December 31, 2011
INVESTMENT INCOME
Interest from Non-Controlled/Non-Affiliated investments	$1,228,076	$—
Other fee income	6,750
Interest from cash and cash equivalents	290	—

Total investment income	1,235,116	—
EXPENSES
Professional fees	630,021	—
Administrator expenses	375,677	—
General and administrative	362,616	—
Base management fees	319,530	—
Organizational and offering costs reimbursed to an affiliate (Note 6)	328,132	—
Directors fees	146,861	—
Interest and financing expenses	47,529	—
Incentive fees	628	—

Total Gross Expenses	2,210,994	—
Expense support payment (Note 6)	(1,465,910)	—

Net Expenses	745,084	—

NET INVESTMENT INCOME/(LOSS)	490,032	—

REALIZED AND UNREALIZED GAIN/(LOSS) ON INVESTMENTS:
Net realized gain/(loss) from investments	22,298	—
Net unrealized appreciation/(depreciation) on investments	(19,160)	—

Net gain/(loss) on investments	3,138	—

NET INCREASE/(DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS	$493,170	$—

WEIGHTED AVERAGE - BASIC AND DILUTED EARNINGS PER COMMON SHARE	$0.48	$—
WEIGHTED AVERAGE - BASIC AND DILUTED NET INVESTMENT INCOME PER COMMON SHARE	$0.48	$—
WEIGHTED AVERAGE COMMON STOCK OUTSTANDING - BASIC AND DILUTED	1,031,621.345	110.803

See accompanying notes to the financial statements.

Sierra Income Corporation

Statements of Changes in Net Assets

	For the year ended December 31, 2012	For the period from June 13, 2011 (inception) through December 31, 2011
INCREASE FROM OPERATIONS
Net investment income/(loss)	$490,032	$—
Net realized gain/(loss) on investments	22,298	—
Net change in unrealized appreciation/(depreciation) on investments	(19,160)	—

Net increase/(decrease) in net assets resulting from operations	493,170	—

CAPITAL SHARE TRANSACTIONS
Issuance of common stock, net of underwriting costs	20,766,142	1,000
Distributions from realized gains	(22,298)	—
Distributions from, and in excess of, net investment income	(615,032)

Net increase in net assets from capital share transactions	20,128,812	1,000

Total increase in net assets	20,621,982	1,000
Net assets at beginning of year/period	1,000	—

Net assets at end of year/period (including accumulated net investment income of $203,132 and $0, respectively)	$20,622,982	$1,000

Net asset value per common share	$8.96	$9.03
Common shares outstanding, end of year/period	2,300,573	110.8

See accompanying notes to the financial statements.

Sierra Income Corporation

Statements of Cash Flows

	For the year ended December 31, 2012	For the period from June 13, 2011 (inception) through December 31, 2011
Cash flows from operating activities
NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS	$493,170	$—
ADJUSTMENT TO RECONCILE NET DECREASE IN NET ASSETS FROM OPERATIONS TO NET CASH (USED IN)/PROVIDED BY OPERATING ACTIVITIES
Paid-in-kind interest income	(3,911)	—
Net amortization of premium on investments	52,416	—
Net realized (gain)/loss on investments	(22,298)	—
Net change in unrealized (appreciation)/depreciation on investments	19,160	—
Purchases of investments	(39,612,584)	—
Proceeds from sale of investments	8,987,006	—
(Increase)/decrease in operating assets:
Interest receivable	(784,637)	—
Prepaid expenses and other assets	(8,949)	—
Due from affiliate	(814,814)	—
Increase/(decrease) in operating liabilities:
Management fee payable	171,317	—
Interest payable	10,829	—
Accounts payable and accrued expenses	504,442	—
Administrative services fees payable	128,459	—
Due to affiliate	55,927	—
Incentive fee payable	628	—

NET CASH PROVIDED BY/(USED IN) OPERATING ACTIVITIES	(30,823,839)	—

Cash Flows from Financing Activities
Borrowings under prime broker margin account	17,345,794	—
Proceeds from issuance of common stock	20,685,944	1,000
Payment of cash dividends/distributions	(557,132)	—

NET CASH PROVIDED BY/(USED IN) FINANCING ACTIVITIES	37,474,606	1,000

TOTAL INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS	6,650,767	1,000
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR/PERIOD	1,000	—

CASH AND CASH EQUIVALENTS AT END OF YEAR/PERIOD	$6,651,767	$1,000

Supplemental Information
Cash paid during the year/period for interest	$47,529	$—
Issuance of common stock in connection with dividend reinvestment plan	$80,198	$—
Supplemental non-cash information
Paid-in-kind interest income	$3,911	$—
Net amortization of premium on investments	$52,416	$—

See accompanying notes to the financial statements.

Sierra Income Corporation

Schedule of Investments

As of December 31, 2012

Portfolio Company	Industry	Interest	Maturity	Principal Amount	Amortized Cost	Fair Value	Percentage of Net Assets (3)
Non-Controlled/Non-Affiliated investments – 148.3%(3)
Senior Secured Notes – 124.6%(3)(4)(5)
Atkore International, Inc. (2)	Mining, Steel, Iron, and Nonprecious Metals	9.875%	1/1/2018	$750,000	$733,129	$801,600	3.9%
Bon-Ton Stores, Inc.	Retail Stores	10.625%	7/15/2017	1,000,000	914,795	951,200	4.6%
Cengage Learning, Inc.	Healthcare, Education, and Childcare	11.500%	4/15/2020	1,250,000	1,348,108	1,062,500	5.2%
Checkers Drive-In Restaurants, Inc.	Restaurant & Franchise	11.000%	12/1/2017	1,500,000	1,504,956	1,504,956	7.3%
Dispensing Dynamics International, Inc.(2)	Personal and Nondurable Consumer Products (Manufacturing Only)	12.500%	1/1/2018	1,200,000	1,176,009	1,176,009	5.7%
EarthLink, Inc.	Telecommunications	10.500%	4/1/2016	900,000	950,574	957,420	4.6%
Exide Technologies(2)	Machinery (Nonagriculture, Nonconstruction, Nonelectric)	8.625%	2/1/2018	1,600,000	1,336,979	1,364,001	6.6%
Fifth and Pacific Companies, Inc.	Retail Stores	10.500%	4/15/2019	500,000	557,130	557,130	2.7%
Green Field Energy Services, Inc.	Oil and Gas	13.000%	11/15/2016	512,000	494,791	494,791	2.4%
IDQ Holdings, Inc.	Automobile	11.500%	4/1/2017	1,000,000	1,044,468	1,078,200	5.2%
Ineos Finance PLC.	Chemicals	7.500%	5/1/2020	1,250,000	1,285,207	1,285,207	6.2%
Innovation Ventures, Inc.	Retail	9.500%	8/1/2019	1,250,000	1,224,724	1,179,375	5.7%
Integra Telecom, Inc.(2)	Telecommunications	10.750%	4/15/2016	750,000	722,600	757,500	3.7%
Linc Energy Finance (USA), Inc.(2)	Oil and Gas	12.500%	10/31/2017	1,000,000	980,715	980,715	4.8%
Maxim Crane Works Holdings, Inc.	Industrial	12.250%	4/15/2015	1,000,000	1,010,037	1,029,400	5.0%
Mohegan Tribal Gaming Authority	Gaming	11.500%	11/1/2017	1,000,000	1,045,312	1,045,312	5.1%
Pittsburgh Glass Works, LLC	Automobile	8.500%	4/15/2016	1,425,000	1,325,728	1,311,000	6.4%
Prince Minerals Holding Corp.(2)	Mining, Steel, Iron, and Nonprecious Metals	11.500%	12/15/2019	1,200,000	1,186,001	1,248,000	6.1%
Satmex Mexicanos, S.A. de C.V.	Telecommunications	9.500%	5/15/2017	1,000,000	1,035,564	1,035,564	5.0%
Shale-Inland Holdings, Inc.	Energy	8.750%	11/15/2019	1,000,000	993,624	1,010,000	4.9%
Sizzling Platter, LLC(2)	Restaurant & Franchise	12.250%	4/15/2016	1,652,000	1,715,987	1,715,987	8.3%
Tempel Steel Company(2)	Mining, Steel, Iron, and Nonprecious Metals	12.000%	8/15/2016	1,115,000	1,102,986	1,090,024	5.3%
Tower International, Inc.(2)	Automobile	10.625%	9/1/2017	500,000	518,324	534,500	2.6%
U.S. Well Services, LLC(2)	Oil and Gas	14.500%	2/15/2017	1,518,405	1,504,921	1,503,828	7.3%

Total Senior Secured Notes					25,712,669	25,674,219
Senior Secured Loans -First Lien –9.5%(3)
Great Atlantic & Pacific Tea Company(2)	Grocery	LIBOR + 9%, 2% Floor	3/13/2017	942,875	964,535	964,535	4.7%

Portfolio Company	Industry	Interest	Maturity	Principal Amount	Amortized Cost	Fair Value	Percentage of Net Assets (3)
WeLocalize, Inc.(2)	Business Services	LIBOR + 8%, 2% Floor	11/19/2015	459,478	459,478	459,478	2.2%
WeLocalize, Inc.(2)	Business Services	LIBOR + 9%, 2% Floor, 1.25% PIK	11/19/2015	538,617	538,617	538,617	2.6%

Total Senior Secured Loans - First Lien					1,962,630	1,962,630
Senior Secured Loans - Second Lien – 14.2%(3)
Aderant North America, Inc.(2)	Electronics	LIBOR + 8.75%, 1.25% Floor	6/20/2019	450,000	450,000	450,000	2.2%
Camp Systems International, Inc.	Aerospace & Defense	LIBOR + 8.75%, 1.25% Floor	11/30/2019	500,000	490,523	505,000	2.4%
Deltek, Inc(2).	Software	LIBOR + 8.75%, 1.25% Floor	10/31/2019	1,000,000	985,343	985,343	4.8%
Securus Technologies, Inc.	Communications	LIBOR + 9.00%, 1.75% Floor	5/31/2018	500,000	490,854	490,854	2.4%
Travelport LLC	Business Services	LIBOR + 9.5%, 1.5% Floor	11/22/2015	500,000	487,178	497,050	2.4%

Total Senior Secured Loans - Second Lien					2,903,898	2,928,247
Warrants/Equity - 0.1%(3)
Green Field Energy Services, Inc., Warrants	Oil & Gas			20,000	20,000	15,115	0.1%
U.S. Well Services, LLC (2)	Oil & Gas			1,518	152	0	0.0%

Total Warrants/Equity					20,152	15,115

Total Non-controlled/ non-affiliated investments -					30,599,349	30,580,211

US Government Treasuries – 29.1%(3)
US Treasury Bill	US Government Treasuries	1.375%	1/15/2013	6,000,000	6,003,022	6,003,000	29.1%

Total Investments and US Government Treasuries – 177.4%(3)					$36,602,371	$36,583,211

(1)	All of our investments are domiciled in the United States except for Satmex Mexicanos S.A. de C.V., which is domiciled in Mexico.
(2)	An affiliated fund that is managed by an affiliate of SIC Advisors LLC also holds an investment in this security.
(3)	Percentage is based on net assets of $20,622,982 as of December 31, 2012.
(4)

Securities are exempt from registration under Rule 144A of the Securities Act of 1933. These securities represent $25,674,219 and 124.6% of net assets as of December 31, 2012 and are considered restricted.

(5)	Positions are held as collateral for margin borrowings from our prime broker. The fair value for collateral held at December 31, 2012 is $25,674,219.

SIERRA INCOME CORPORATION

Notes to Financial Statements

December 31, 2012

Note 1. Organization

Sierra Income Corporation (the “Company”) was incorporated under the general corporation laws of the State of Maryland on June 13, 2011 and formally commenced operations on April 17, 2012. The Company is an externally managed, non-diversified closed-end management investment company that has elected to be treated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). The Company is externally managed by SIC Advisors LLC (“SIC Advisors”), a registered investment adviser under the Investment Advisers Act of 1940, as amended (the “Advisers Act”). The Company intends to elect to be treated for U.S. federal income tax purposes as a regulated investment company (“RIC”) under subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”) commencing with its taxable year ended December 31, 2012. The Company’s fiscal year-end is December 31st.

On April 17, 2012, the Company successfully reached its minimum escrow requirement and officially commenced operations by issuing 1,108,033 shares of common stock to SIC Advisors for gross proceeds of $10,000,000. The Company’s offering period is currently scheduled to terminate two years after the initial offering date, or April 16, 2014, unless extended. Since commencing its operations, the Company has sold a total of 2,300,573 shares of common stock for total proceeds of $22,446,327, which includes the shares sold to SIC Advisors. The proceeds from the issuance of common stock are presented in the Company’s statements of changes in net assets and statements of cash flows and are presented net of selling commissions and dealer manager fees.

The Company’s investment objective is to generate net investment income, and to a lesser extent, long-term capital appreciation. The Company intends to meet its investment objective by investing primarily in the debt of privately owned U.S. companies with a focus on senior secured debt, second lien debt and, to a lesser extent, subordinated debt. The Company will originate transactions sourced through SIC Advisors’ direct origination network, and also expects to acquire debt securities through the secondary market. The Company may make equity investments in companies that it believes will generate appropriate risk adjusted returns, although it does not expect this to be a substantial portion of the portfolio.

Note 2. Significant Accounting Policies

Basis of Presentation

The accompanying financial statements have been prepared on the accrual basis of accounting in conformity with U.S. generally accepted accounting principles (“GAAP”). Additionally, the accompanying financial statements of the Company and related financial information have been prepared pursuant to the requirements for reporting on Form 10-K and Article 10 of Regulation S-X. In the opinion of management, the financial statements reflect all adjustments and reclassifications that are necessary for the fair presentation of financial results as of and for the periods presented.

Cash and Cash Equivalents

The Company considers cash equivalents to be highly liquid investments or investments with original maturities of three months or less. Cash and cash equivalents include deposits in a money market account. The Company deposits its cash in a financial institution which, at times, may be in excess of the Federal Deposit Insurance Corporation insurance limits.

Offering Costs

Offering costs incurred directly by the Company will be expensed in the period incurred. See Note 6 regarding offering costs paid for by SIC Advisors.

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

Revenue Recognition

Interest income, adjusted for amortization of premiums and accretion of discounts, is recorded on an accrual basis. We record amortized or accreted discounts or premiums as interest income using the effective interest method. Dividend income, if any, is recognized on an accrual basis to the extent that the Company expects to collect such amount.

Origination, amendment, closing and/or commitment fees associated with investments in portfolio companies are recognized as income when the investment transaction closes. Other fees are capitalized as deferred revenue and recorded into income over the respective period. Other fee income for the year ended December 31, 2012 and the period from June 13, 2011 (inception) through December 31, 2011 was $6,750 and $0, respectively.

Prepayment penalties received by the Company for debt instruments paid back to the Company prior to the maturity date are recorded as income upon receipt.

The Company holds debt investments in its portfolio that contain a payment-in-kind (“PIK”) interest provision. PIK interest, which represents contractually deferred interest added to the investment balance that is generally due at maturity, is recorded on the accrual basis to the extent such amounts are expected to be collected. PIK interest is not accrued if the Company does not expect the issuer to be able to pay all principal and interest when due. For the year ended December 31, 2012 and the period from June 13, 2011 (inception) through December 31, 2011, the Company earned $3,911 and $0 in PIK interest, respectively.

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

Management reviews all loans that become 90 days or more past due on principal and interest or when there is reasonable doubt that principal or interest will be collected for possible placement on non-accrual status. Accrued interest is generally reserved when a loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment regarding collectability. Non-accrual loans are restored to accrual status when past due principal and interest is paid and, in management’s judgment, are likely to remain current, although the Company may make exceptions to this general rule if the loan has sufficient collateral value and is in the process of collection.

Investment Classification

The Company classifies its investments in accordance with the requirements of the 1940 Act. Under the 1940 Act, it would be deemed to “control” a portfolio company if it owned more than 25% of its outstanding voting securities and/or had the power to exercise control over the management or policies of such portfolio company. The Company refers to such investments in portfolio companies that it “controls” as “Control Investments.” Under the 1940 Act, the Company would be deemed to be an “Affiliated Person” of a portfolio company if it owns between 5% and 25% of the portfolio company’s outstanding voting securities or if it is under common control with such portfolio company. The Company refers to such investments in Affiliated Persons as “Affiliated Investments.” As of December 31, 2012, the Company has no Controlled Investments or Affiliated Investments.

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

The Company undertakes a multi-step valuation process each quarter when valuing investments for which market quotations are not readily available, as described below:

•	the Company’s quarterly valuation process begins with each portfolio investment being initially valued by the investment professionals responsible for monitoring the portfolio investment;

•	preliminary valuation conclusions are then documented and discussed with senior management; and

•

an independent valuation firm engaged by the Company’s board of directors reviews approximately one third of these preliminary valuations each quarter on a rotating quarterly basis on non fiscal year-end quarters, such that each of these investments will be valued by independent valuation firms at least twice per annum when combined with the fiscal year end review of all the investments by independent valuation firms.

In addition, all of the Company’s investments are subject to the following valuation process:

•	management reviews preliminary valuations and their own independent assessment;

•	the audit committee of the Company’s board of directors reviews the preliminary valuations of the investment professionals, senior management and independent valuation firms; and

•

the Company’s board of directors discusses valuations and determines the fair value of each investment in the Company’s portfolio in good faith based on the input of SIC Advisors, the respective independent valuation firms and the audit committee.

Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of the Company’s investments may differ significantly from the values that would have been used had a readily available market value existed for such investments, and the differences could be material.

Fair Value of Financial Instruments

The carrying amounts of certain of the Company’s financial instruments, including cash and cash equivalents, accounts payable and accrued expenses, approximate fair value due to their short-term nature.

Federal Income Taxes

The Company intends to elect to be treated as a RIC under subchapter M of the Code and operate in a manner so as to qualify for the tax treatment applicable to RICs. In order to qualify as a RIC, among other things, the Company is required to meet certain source of income and asset diversification requirements. Once qualified as a RIC, the Company must timely distribute to its stockholders at least 90% of the sum of its investment company taxable income (“ICTI”) including PIK, as defined by the Code, and net tax exempt interest income (which is the excess of the Company’s gross tax exempt interest income over certain disallowed deductions) for each taxable year in order to be eligible for tax treatment under subchapter M of the Code. Depending on the level of ICTI earned in a tax year, the Company may choose to carry forward ICTI in excess of current year dividend distributions into the next tax year and pay a 4% excise tax on such income, as required. Any such carryover ICTI must be distributed before the end of that next tax year through a dividend declared prior to filing the final tax return related to the year which generated such ICTI.

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

The Company accounts for income taxes in conformity with ASC Topic 740 - Income Taxes (“ASC 740”). ASC 740 provides guidelines for how uncertain tax positions should be recognized, measured, presented and disclosed in financial statements. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions deemed to meet a “more-likely-than-not” threshold would be recorded as a tax benefit or expense in the current period. The Company recognizes interest and penalties, if any, related to unrecognized tax benefits as income tax expense in the statement of operations. Although the Company files federal and state tax returns, its major tax jurisdiction is federal. The 2011 and 2012 federal tax years for the Company remain subject to examination by the Internal Revenue Service.

ICTI generally differs from net investment income for financial reporting purposes due to temporary and permanent differences in the recognition of income and expenses. The Company may be required to recognize ICTI in certain circumstances in which it does not receive cash. For example, if the Company holds debt obligations that are treated under applicable tax rules as having original issue discount, the Company must include in ICTI each year a portion of the original issue discount that accrues over the life of the obligation, regardless of whether cash representing such income is received by the Company in the same taxable year. The Company may also have to include in ICTI other amounts that it has not yet received in cash, such as 1) PIK interest income and 2) interest income from investments that have been classified as non-accrual for financial reporting purposes. Interest income on non-accrual investments is not recognized for financial reporting purposes, but generally is recognized in ICTI. Because any original issue discount or other amounts accrued will be included in the Company’s ICTI for the year of accrual, the Company may be required to make a distribution to its stockholders in order to satisfy the minimum distribution requirements, even though the Company will not have received and may not ever receive any corresponding cash amount. ICTI also excludes net unrealized appreciation or depreciation, as investment gains or losses are not included in taxable income until they are realized.

Permanent differences between ICTI and net investment income for financial reporting purposes are reclassified among capital accounts in the financial statements to reflect their tax character. Differences in classification may also result from the treatment of short-term gains as ordinary income for tax purposes. During the year ended December 31, 2012, the Company reclassified for book purposes amounts arising from permanent book/tax differences related to the different tax treatment of organizational and offering costs as follows:

Year ended December 31, 2012
Capital in excess of par value	$(328,132)
Accumulated undistributed net investment income (loss)	328,132
Accumulated net realized gain (loss) from investments	—

For income tax purposes, distributions paid to stockholders are reported as ordinary income, return of capital, long term capital gains or a combination thereof. The tax character of distributions paid for the year ended December 31, 2012 was as follows:

Year ended December 31, 2012
Ordinary income	$637,330
Distributions of long-term capital gains	—
Return of capital	—

Distributions on a tax basis	$637,330

For federal income tax purposes, the cost of investments owned at December 31, 2012 was $36,595,644. Gross unrealized appreciation and depreciation for federal income tax purposes are $352,398 and $364,831, respectively, resulting in net unrealized depreciation of $12,433.

At December, 2012, the components of distributable earnings on a tax basis detailed below differ from the amounts reflected in the Company’s Statement of Assets and Liabilities by temporary and other book/tax differences, primarily relating to the tax treatment of certain fee income and organizational expenses, as follows:

As of December 31, 2012
Undistributed net investment income	$196,405
Accumulated capital gains (losses)	—
Other temporary differences	6,727
Unrealized appreciation (depreciation)	(19,160)

Components of tax distributable earnings at year end	$183,972

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

Company Investment Risk, Concentration of Credit Risk, and Liquidity Risk

SIC Advisors has broad discretion in making investments for the Company. Investments generally consist of debt instruments that may be affected by business, financial market or legal uncertainties. Prices of investments may be volatile, and a variety of factors that are inherently difficult to predict, such as domestic or international economic and political developments, may significantly affect the results of the Company’s activities and the value of its investments. In addition, the value of the Company’s portfolio may fluctuate as the general level of interest rates fluctuates.

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

Note 3. Investments

The table below shows the portfolio composition by industry classification at fair value at December 31, 2012:

	Fair Value	Percentage of Total Portfolio
Telecommunications	3,241,338	10.5%
Restaurant & Franchise	3,220,943	10.4%
Mining, Steel, Iron, and Nonprecious metals	3,139,624	10.3%
Oil and Gas	2,994,449	9.8%
Automobile	2,923,700	9.6%
Retail Stores	1,508,330	4.9%
Business Services	1,495,145	4.9%
Machinery (Nonagriculture, Nonconstruction, Nonelectric)	1,364,001	4.5%
Chemicals	1,285,207	4.2%
Retail	1,179,375	3.9%
Personal and Nondurable Consumer Products (Manufacturing Only)	1,176,009	3.8%
Healthcare, Education, and Childcare	1,062,500	3.5%
Gaming	1,045,312	3.4%
Industrial	1,029,400	3.4%
Energy	1,010,000	3.3%
Software	985,343	3.2%
Grocery	964,535	3.2%
Aerospace & Defense	505,000	1.7%
Electronics	450,000	1.5%

Total	$30,580,211	100.0%

The following table summarizes the amortized cost and the fair value of investments as of December 31, 2012:

	Amortized Cost	Percentage of Total	Fair Value	Percentage of Total
Senior secured loans - first lien	$1,962,630	6.4%	$1,962,630	6.4%
Senior secured loans - second lien	2,903,898	9.5	2,928,247	9.6
Senior secured notes	25,712,669	84.0	25,674,219	84.0
Warrants	20,152	0.1	15,115	0.0

Total	$30,559,349	100.0%	$30,580,211	100.0%

The table below shows the portfolio composition by geography classification at fair value at December 31, 2012:

Geography	Fair Value	Percentage of Total Portfolio
United States	$29,544,647	96.6%
Mexico	1,035,564	3.4

Total	$30,580,211	100.0%

Opportunities for co-investments may arise when SIC Advisors or an affiliated adviser becomes aware of investment opportunities that may be appropriate for us and other clients, or affiliated funds. As a BDC, the Company is substantially limited in its ability to co-invest in privately negotiated transactions with affiliated funds unless it obtains an exemptive order from the SEC. The Company has applied for such an exemptive order, although there is no assurance that we will obtain the requested relief. Before receiving relief, the Company will only participate in co-investments that are allowed under existing regulatory guidance, such as syndicated transactions where price is the only negotiated term, which could limit the types of investments that we may make. Please refer to the footnote disclosures on the Schedule of Investments as of December 31, 2012 for disclosures regarding securities also held by affiliated funds.

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

In addition to using the above inputs in investment valuations, the Company employs the valuation policy approved by the board of directors that is consistent with ASC 820 (see Note 2). Consistent with the Company’s valuation policy, the Company evaluates the source of inputs, including any markets in which the Company’s investments are trading, in determining fair value.

The following table presents the fair value measurements of the Company’s investments, by major class according to the fair value hierarchy, as of December 31, 2012:

	Level 1	Level 2	Level 3	Total
Senior secured loans - first lien	$—	$—	$1,962,630	$1,962,630
Senior secured loans - second lien	—	—	2,928,247	2,928,247
Senior secured notes	—	3,123,021	22,551,198	25,674,219
Warrants/Equity	—	—	15,115	15,115
US Government Treasuries	—	6,003,000	—	6,003,000

Total	$—	$9,126,021	$27,457,190	$36,583,211

The following table provides a reconciliation of the beginning and ending balances for investments that use Level 3 inputs for the year ended December 31, 2012:

	Senior Secured Note	First Lien Term Loan	Second Lien Term Loan	Warrants/ Equity	Total
Balance, December 31, 2011	$—	$—	$—	$—	$—
Purchases	23,691,208	3,941,316	2,900,000	20,152	30,552,676
Sales	(1,007,500)	(1,983,131)	—	—	(2,990,631)
Amortization of discount/ (premium)	(14,224)	(2,030)	3,899	—	(12,355)
Paid-in-kind interest income	—	3,911	—	—	3,911
Net realized gains	22,500	2,565	—	—	25,065
Net change in unrealized appreciation/ (depreciation)	(140,786)	(1)	24,348	(5,037)	(121,476)

Balance, December 31, 2012	$22,551,198	$1,962,630	$2,928,247	$15,115	$27,457,190

The following table presents the quantitative information about level 3 fair value measurements of our investments, as of December 31, 2012:

	Fair value	Valuation techniques	Unobservable input	Range (weighted average)
Senior secured first lien term loan	$1,962,630	Market approach	Market yield	8.8% -13.2% (10.8%)
Senior secured second lien term loan	$2,928,247	Market approach	Market yield	8.9% -13.9% (10.5%)
Senior secured notes	$22,551,198	Market approach	Market yield	4.2% -15.8% (12.0%)
Warrants/Equity	$15,115	Enterprise valuation analysis	EBITDA multiple	1x

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

As the Company commenced operations on April 17, 2012, there is no activity in the comparable period for the period ended December 31, 2011.

Note 5. Borrowings

As a BDC, the Company is only allowed to employ leverage to the extent that its asset coverage, as defined in the 1940 Act, equals at least 200% after giving effect to such leverage. The amount of leverage that the Company employs at any time depends on its assessment of the market and other factors at the time of any proposed borrowing.

The fair value of the Company’s debt obligation is determined in accordance with ASC 820, which defines fair value in terms of the price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The fair value of the Company’s margin borrowings are estimated based upon market interest rates for its own borrowings or entities with similar credit risk, adjusted for nonperformance risk, if any.

The Company maintains custody accounts with prime brokers and custodians, including U.S. Bank N.A. and Barclays Capital Inc. (“Barclays”). The Company has a margin borrowing facility with Barclays (the “Margin Facility”) for investment purposes that is based on the fair value of investments held at Barclays as determined by Barclays. As of December 31, 2012, the Company’s borrowings under the Margin Facility totaled $17,345,794 and were recorded as due to prime broker on the Company’s statement of assets and liabilities. The Company’s average outstanding borrowings for the period from April 17, 2012 (commencement of operations) to December 31, 2012 was $9,573,696. The interest rate charged is variable and ranges from LIBOR plus 0.25% to LIBOR plus 2.00%. The Company’s weighted average interest rate on borrowings for the period from April 17, 2012 (commencement of operations) to December 31, 2012 was 0.50%.

Note 6. Agreements

Investment and Advisory Agreement

On April 16, 2012, the Company entered into an investment advisory agreement (“IAA”) with SIC Advisors to manage the Company’s investment activities. Pursuant to the IAA, SIC Advisors implements our business strategy on a day-to-day basis and performs certain services for us, subject to oversight by our board of directors. SIC Advisors is responsible for, among other duties, determining investment criteria, sourcing, analyzing and executing investment transactions, asset sales, financings and performing asset management duties. Under the IAA, the Company has agreed to pay SIC Advisors a management fee for investment advisory and management services consisting of a base management fee and an incentive fee.

The base management fee is calculated at an annual rate of 1.75% of the Company’s gross assets payable quarterly in arrears. For purposes of calculating the base management fee, the term “gross assets” includes any assets acquired with the proceeds of leverage. For the first quarter of the Company’s operations, the base management fee is calculated based on the initial value of the Company’s gross assets. Subsequently, the base management fee is calculated based on the gross assets at the end of each completed calendar quarter. Base management fees for any partial quarter are appropriately prorated. For the year ended December 31, 2012, the Company incurred base management fees of $319,530, of which $171,317 remains payable at December 31, 2012.

The incentive fee consists of the following two parts:

An incentive fee on net investment income (“subordinated incentive fee on income”) is calculated and payable quarterly in arrears and is based upon pre-incentive fee net investment income for the immediately preceding quarter. No subordinated incentive fee on income is payable in any calendar quarter in which pre-incentive fee net investment income does not exceed a quarterly return to investors of 1.75% per quarter on the Company’s net assets at the end of the immediately preceding fiscal quarter, or the preferred quarterly return. All pre-incentive fee net investment income, if any, that exceeds the quarterly preferred return, but is less than or equal to 2.1875% of net assets at the end of the immediately preceding fiscal quarter in any quarter, will be payable to SIC Advisors. The Company refers to this portion of its subordinated incentive fee on income as the catch up. It is intended to provide an incentive fee of 20% on pre-incentive fee net investment income when pre-incentive fee net investment income exceeds 2.1875% of net assets at the end of the immediately preceding quarter in any quarter. For any quarter in which the Company’s pre-incentive fee net investment income exceeds

2.1875% of net assets at the end of the immediately preceding quarter, the subordinated incentive fee on income shall equal 20% of the amount of pre-incentive fee net investment income, because the preferred return and catch up will have been achieved.

A capital gains incentive fee will be earned on realized investments and shall be payable in arrears as of the end of each calendar year during which the IAA is in effect. If the IAA is terminated, the fee will also become payable as of the effective date of such termination. The fee equals 20% of the realized capital gains, less the aggregate amount of any previously paid capital gains incentive fee. Incentive fee on capital gains is equal to realized capital gains on a cumulative basis from inception, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis. For the year ended December 31, 2012, the capital gains incentive fee payable to SIC Advisors was $628.

Under US GAAP, the Company calculates capital gains incentive fees as if the Company had realized all assets at their fair values and liabilities at their settlement amounts as of the reporting date. GAAP requires that the capital gains incentive fee accrual assume the cumulative aggregate unrealized capital appreciation is realized, even though such unrealized capital appreciation is not payable under the IAA. Accordingly, the Company accrues a provisional capital gains incentive fee taking into account any unrealized gains or losses. There can be no assurance that such unrealized capital appreciation will be realized in the future and that the provisional capital gains incentive fee will become payable.

Under the terms of the IAA, SIC Advisors bears all organization and offering expenses on behalf of the Company. Upon such time that the Company has either raised $300,000,000 in gross proceeds in connection with the sale of shares of its common stock or the offering period has expired, SIC Advisors shall no longer be obligated to bear, pay or otherwise be responsible for any ongoing organization and offering expenses on behalf of the Company and the Company will be responsible for paying or otherwise incurring all such organization and offering expenses.

Pursuant to the terms of the IAA, the Company has agreed to reimburse SIC Advisors for any such organizational and offering expenses incurred by SIC Advisors not to exceed 1.25% of the gross subscriptions raised by the Company over the course of the offering period, which is currently scheduled to terminate two years from the initial offering date, unless extended.

In the event that other organizational and offering expenses exceed 5.25% of the gross proceeds from the sale of shares of the Company’s common stock pursuant to the Registration Statement or one or more private offerings at the time of the completion of the offering or other organizational and offering expenses, together with selling commissions, dealer manager fees and any discounts paid to members of the Financial Industry Regulatory Authority, exceed 15% of the gross proceeds from the sale of shares of the Company’s common stock pursuant to the Registration Statement or one or more private offerings at the time of the completion of the offering, then SIC Advisors shall be required to pay without reimbursement from the Company, or, if already paid by the Company, reimburse the Company, for amounts exceeding such 5.25% and 15% limit, as appropriate.

For the year ended December 31, 2012 and for the period from June 13, 2011 (inception) through December 31, 2012, SIC Advisors incurred organizational and offering costs of $1,739,869 and $1,520,793, respectively. Of the total $3,260,662 organizational and offering costs incurred to date, $272,205 has been reimbursed to SIC Advisors and is reflected in the Statement of Operations as organizational and offering costs reimbursed to an affiliate. In addition, $55,927 has been accrued and is reflected in the Statement of Assets and Liabilities as due to affiliate. As of December 31, 2012, there is no balance payable to SIC Advisors. The remaining unreimbursed amount will be eligible for reimbursement to the extent the Company receives subscriptions until April 16, 2014, which is the currently scheduled date that the offering period ends, unless it is extended. Organizational and offering expenses paid for by SIC Advisors and reimbursed by the Company will be expensed on the Company’s statement of operations.

Administration Agreement

On April 5, 2012, the Company entered into an administration agreement with Medley Capital LLC, pursuant to which Medley Capital LLC furnishes the Company with administrative services necessary to conduct its day-to-day operations. Medley Capital LLC is reimbursed for administrative expenses it incurs on the Company’s behalf in performing its obligations. Such costs are reasonably allocated to the Company on the basis of assets, revenues, time records or other reasonable methods. The Company does not reimburse Medley Capital LLC for any services for which it receives a separate fee or for rent, depreciation, utilities, capital equipment or other administrative items allocated to a controlling person of Medley Capital LLC. Medley Capital LLC is an affiliate of SIC Advisors. For the year ended December 31, 2012, the Company incurred $375,677 in administrator expenses.

Expense Support and Reimbursement Agreement

On June 29, 2012, the Company entered into the Expense Support and Reimbursement Agreement with SIC Advisors. Pursuant to the Expense Support and Reimbursement Agreement, commencing on April 16, 2012, the time the Company’s registration statement was declared effective by the SEC and continuing monthly thereafter until December 31, 2012, SIC Advisors agreed to reimburse the Company (“Expense Support Payment”) for operating expenses in an amount equal to the difference between the Company’s distributions paid to stockholders in each month and the total of investment income and net realized gains/losses received/incurred by the Company on account of its investment portfolio (“Available Operating Funds”) for such month. To the extent that no dividends or other distributions are paid to the Company’s stockholders in any given month, then the Expense Support Payment for such month shall be equal to such amount necessary in order for Available Operating Funds for the month to equal zero. The Company will repay such Expense Support Payments to SIC Advisors (“Expense Repayments”) following any calendar quarter in which Available Operating Funds exceed the cumulative distributions paid to the Company’s stockholders in such calendar quarter (“Excess Operating Funds”). Such Expense Repayments will be made within a period not to exceed three years from the end of the fiscal year in which such Expense Support Payment was made by SIC Advisors to the Company. As of December 31, 2012, the Company recorded $814,814 in its statement of assets and liabilities as due from affiliate relating to the Expense Support and Reimbursement Agreement. For the year ended December 31, 2012, the Company recorded a Expense Support Payment reimbursement of $1,465,910 on the statement of operations. Expense reimbursements to SIC Advisors will be accrued as they become probable and estimable. For the year ended December 31, 2012, the Company did not record any Expense Repayments to SIC Advisors.

On December 12, 2012, the Company and SIC Advisors elected to extend the Expense Support and Reimbursement Agreement through June 30, 2013.

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

Due from affiliate relates to Expense Support Payments as discussed in Note 6.

An affiliate of the Company’s dealer manager has an ownership interest in SIC Advisors.

Note 8. Directors Fees

The Company’s independent directors receive an annual retainer fee of $30,000 and further receives a fee of $2,500 ($1,000 for telephonic attendance) for each regularly scheduled board meeting and a fee of $1,000 for each special board meeting and all committee meetings as well as reimbursement of reasonable and documented out-of-pocket expenses incurred in connection with attending each board or committee meeting. In addition, the chairman of the audit committee receives an annual retainer of $10,000, while the chairman of any other committee receives an annual retainer of $2,500. For the year ended December 31, 2012, the Company expensed $146,861 for directors’ fees.

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

The following information sets forth the computation of the weighted average basic and diluted net increase in net assets per share from operations for the year ended December 31, 2012:

Basic and diluted	Year ended December 31, 2012	Period ended December 31, 2011
Net increase/(decrease) in net assets from operations	$493,170	$—
Weighted average common shares outstanding	1,031,621.3	110.8
Earnings per common share-basic and diluted	$0.48	$—

Note 10. Commitments and Contingencies

As of December 31, 2012, the Company had no unfunded commitments under loan and financing agreements.

Note 11. Dividends

Dividends and distributions to common stockholders are recorded on the ex-dividend date. The amount to be paid out as a dividend is determined by the Company’s board of directors.

The Company has adopted an “opt in” distribution reinvestment plan (“DRIP”) pursuant to which the Company’s common stockholders may elect to have the full amount of any cash distributions reinvested in additional shares of the Company’s common stock. As a result, if the Company declare a cash dividend or other distribution, each stockholder that has “opted in” to the Company’s reinvestment plan will have their distributions automatically reinvested in additional shares of the Company’s common stock rather than receiving cash distributions. Stockholders who receive distributions in the form of shares of common stock will be subject to the same federal, state and local tax consequences as if they received cash distributions. For the year ended December 31, 2012, the Company distributed $557,132 in cash and reinvested $80,198 pursuant to the DRIP.

The Company’s Board of Directors declared a series of semi-monthly distributions in 2012. Stockholders of record as of each respective record date were entitled to receive the distribution. These distributions represent an annualized yield of 8.0% based on an offering price of $10.00 per share:

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

Note 12. Financial Highlights

The following is a schedule of financial highlights of the Company for the period from April 17, 2012 (commencement of operations) to December 31, 2012:

Per share data(1):
Net asset value at beginning of period	$9.03
Net investment income/(loss)	0.33
Net realized gains on investments	0.01
Net unrealized depreciation on investments	(0.01)

Net increase in net assets	0.33
Distributions declared from and in excess of, net investment income(2)	(0.39)
Distributions from net realized capital gains	(0.01)

Total distributions to stockholders	(0.40)
Net asset value at end of period	8.96
Total return based on net asset value(3)	3.35%
Portfolio turnover rate	18.86%
Shares outstanding at end of period	2,300,573
Net assets at end of period	20,622,982
Ratio/Supplemental data (annualized):
Ratio of net investment income/(loss) to average net assets (4)	5.64%
Ratio of total expenses to average net assets(4)	8.58%
Supplemental data:
Ratio of operating expenses to average net assets	24.90%
Ratio of margin facility related expenses to average net assets	0.55%
Ratio of fees to average net assets	0.01%

(1)	The per share data was derived by using the weighted average shares outstanding during the period from April 17, 2012 (commencement of operations) through December 31, 2012, which was 1,452,160.260.

(2)	The per share data for distributions is the actual amount of paid or payable distributions per share of common stock during the period.

(3)	Total annual return is historical and assumes reinvestments of all dividends and distributions at prices obtained under the Company’s dividend reinvestment plan, and no sales change for the period.

(4)	Total return, ratio of net investment income/(loss), and ratio of total expenses to average net assets for the year ended December 31, 2012 prior to the effect of the Expense Support and Reimbursement Agreement were (4.00%), (12.01%), and 27.22%, respectively.

Note 13. Subsequent Events

Management has evaluated subsequent events through the date of issuance of the financial statements included herein. There have been no subsequent events that occurred during such period that would require disclosure in this Form 10-K or would be required to be recognized in the financial statements as of and for the year ended December 31, 2012, except as disclosed below.

The Company issued common shares and received gross proceeds of $11,485,703 subsequent to December 31, 2012.

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

As of December 31, 2012, 13.3 % of our income-bearing investment portfolio bore interest based on floating rates. The composition of our floating rate debt investments by cash interest rate floor as of December 31, 2012 was as follows:

	December 31, 2012
	Fair Value	% of Floating Rate Portfolio
Under 1%	$—	0.0%
1% to under 2%	2,928,247	59.9
2% to under 3%	1,962,630	40.1

Total	$4,890,877	100.0%

Based on our Statement of Assets and Liabilities as of December 31, 2012, the following table shows the approximate increase (decrease) in components of net assets resulting from operations of hypothetical base rate changes in interest rates, assuming no changes in our investment and capital structure:

Basis point increase	Interest Income	Interest Expense	Net Increase (Decrease)
100	$367,634	$(173,458)	$194,176
200	735,268	(346,916)	388,352
300	1,102,901	(520,374)	582,527
400	1,470,535	(693,832)	776,703
500	1,838,169	(867,290)	970,879

Item 8:	Financial Statements and Supplementary Data.

Item 9:	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Disclosure Controls

In accordance with Rules 13a-15(b) and 15d-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this Annual Report on Form 10-K and determined that the disclosure controls and procedures are effective.

Management’s Report on Internal Control Over Financial Reporting

This annual report does not include a report of management’s assessment regarding internal control over financial reporting due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

Change In Internal Control Over Financial Reporting

No change occurred in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the year ended December 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by Item 10 is hereby incorporated by reference from our definitive Proxy statement relating to our 2013 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of our fiscal year.

Item 11.	Executive Compensation

The information required by Item 11 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2013 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of our fiscal year.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2013 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of our fiscal year.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by Item 13 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2013 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of our fiscal year.

Item 14.	Principal Accountant Fees and Services

The information required by Item 14 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2013 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of our fiscal year.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

a.	The following documents are filed as part of this Annual Report:

The following financial statements are set forth in Item 8:

Page
Report of Independent Registered Public Accounting Firm	F-1
Statements of Assets and Liabilities as of December 31, 2012 and 2011	F-2
Statements of Operations for the year ended December 31, 2012 and for the period from June 13, 2011 (date of inception) to December 31, 2011	F-3
Statements of Changes in Net Assets for the year ended December 31, 2012 and for the period from June 13, 2011 (date of inception) to December 31, 2011	F-4
Statements of Cash Flows for the year ended December 31, 2012 and for the period from June 13, 2011 (date of inception) to December 31, 2011	F-5
Schedule of Investments as of December 31, 2012	F-6
Notes to Financial Statements	F-8

b.	Exhibits

The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC:

24	Power of Attorney (included on the signature page hereto)

31.1	Certification by Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: March 14, 2013	Sierra Income Corporation.

	By	/s/ Seth Taube
Seth Taube Chief Executive Officer (Principal Executive Officer)

	By	/s/ Richard T. Allorto, Jr.
Richard T. Allorto, Jr. Chief Financial Officer (Principal Accounting and Financial Officer)

POWER OF ATTORNEY

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Richard T. Allorto, Jr. and Seth Taube as his true and lawful attorneys-in-fact, each with full power substitution, for him in any and all capacities, to sign any amendments to this Annual Report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact or their substitute or substitutes may do or case to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Seth Taube	Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)	March 14, 2013

/s/ Richard T. Allorto, Jr.	Chief Financial Officer (Principal Financial and Accounting Officer)	March 14, 2013

/s/ Brook Taube	Director	March 14, 2013

/s/ Spencer Neumann	Director	March 14, 2013

/s/ Valerie Lancaster Beal	Director	March 14, 2013

/s/ Steve Byers	Director	March 14, 2013