Form 10-Q
period 2013-03-31
Sierra Income Corp
filed 2013-05-10
CIK 1523526

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2013

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

As of May 1, 2013, the Registrant had 5,056,474 shares of common stock, $0.001 par value, outstanding.

Part I. Financial Information

Item 1. Financial Statements

Sierra Income Corporation

Statements of Assets and Liabilities

	As of
	March 31, 2013	December 31, 2012
	(unaudited)
ASSETS
Non-Controlled/Non-Affiliated investments at fair value (amortized cost of $48,867,138 and $30,599,349, respectively)	$49,594,297	$30,580,211
Cash and cash equivalents	3,884,721	6,651,767
Interest receivable	1,093,230	784,637
Due from affiliate (Note 6)	997,095	814,814
Unsettled trade receivables	503,750	—
Prepaid expenses and other assets	41,048	8,949

Total assets	$56,114,141	$38,840,378

LIABILITIES
Due to prime broker	$12,669,103	$17,345,794
Unsettled trades payable	6,585,675	—
Accounts payable and accrued expenses	696,518	504,442
Management fee	245,499	171,317
Provisional incentive fee	149,263	628
Administrator fees	138,090	128,459
Due to affiliate	40,690	55,927
Interest payable	11,012	10,829

Total liabilities	$20,535,850	$18,217,396

NET ASSETS
Common shares, par value $.001 per share, 250,000,000 common shares authorized, 3,874,385 and 2,300,573 common shares issued and outstanding, respectively	$3,874	$2,301
Capital in excess of par value	34,644,126	20,436,709
Accumulated undistributed net investment income	203,132	203,132
Net unrealized appreciation/(depreciation) on investments	727,159	(19,160)

Total net assets	35,578,291	20,622,982

Total liabilities and net assets	$56,114,141	$38,840,378

NET ASSET VALUE PER SHARE	$9.18	$8.96

See accompanying notes to the financial statements.

Sierra Income Corporation

Statements of Operations

	For the three months ended March 31
	2013	2012
	(unaudited)	(unaudited)
INVESTMENT INCOME
Interest from Non-Controlled/Non-Affiliated investments	$993,105	$—
Other fee income	64,710
Interest from cash and cash equivalents	262	—

Total investment income	1,058,077	—

EXPENSES
Professional fees	295,276	—
Base management fee	245,499	—
Organizational and offering costs reimbursed to an affiliate (Note 6)	178,167	125,000
Provisional incentive fee	148,636	—
Administrator expenses	138,090	—
General and administrative expenses	131,170	—
Directors fees	43,765	—
Interest and financing expenses	28,645	—

Total gross expenses	1,209,248	125,000
Expense support payment (Note 6)	(685,404)	—

Net expenses	523,844	125,000

NET INVESTMENT INCOME/(LOSS)	534,233	(125,000)

REALIZED AND UNREALIZED GAIN/(LOSS) ON INVESTMENTS:
Net realized gain/(loss) from investments	110,635	—
Net change in unrealized appreciation/(depreciation) on investments	746,319	—

Net gain/(loss) on investments	856,954	—

NET INCREASE/(DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS	$1,391,187	$(125,000)

WEIGHTED AVERAGE - BASIC AND DILUTED EARNINGS PER COMMON SHARE	$0.43	$(1,128.13)
WEIGHTED AVERAGE - BASIC AND DILUTED NET INVESTMENT INCOME PER COMMON SHARE	$0.17	$(1,128.13)
WEIGHTED AVERAGE COMMON STOCK OUTSTANDING - BASIC AND DILUTED	3,226,281.1	110.8
DIVIDENDS DECLARED PER COMMON SHARE	$0.20	$—

See accompanying notes to the financial statements.

Sierra Income Corporation

Statements of Changes in Net Assets

	For the three months ended March 31
	2013	2012
	(unaudited)	(unaudited)
INCREASE FROM OPERATIONS
Net investment income/(loss)	$534,233	$(125,000)
Net realized gain/(loss) on investments	110,635	—
Net change in unrealized appreciation/(depreciation) on investments	746,319	—

Net increase/(decrease) in net assets resulting from operations	1,391,187	(125,000)

SHAREHOLDER DISTRIBUTIONS
Distributions from realized gains	(110,635)	—
Distributions from net investment income	(534,233)	—

Net decrease in net assets from shareholder distributions	(644,868)	—

CAPITAL SHARE TRANSACTIONS
Issuance of common shares, net of underwriting costs	14,056,126	—
Issuance of common shares pursuant to distribution reinvestment plan	152,864	—

Net increase in net assets from capital share transactions	14,208,990	—

Total increase in net assets	13,564,122	—
Net assets at beginning of period	20,622,982	1,000

Net assets at end of period (including accumulated net investment income/loss of $203,132 and ($125,000), respectively)	$35,578,291	$(124,000)

Net asset value per common share	$9.18	$(1,119.13)
Common shares outstanding, beginning of period	2,300,573	110.8
Issuance of common shares	1,556,962	—
Issuance of common shares pursuant to distribution reinvestment plan	16,850	—

Common shares outstanding, end of period	3,874,385	110.8

See accompanying notes to the financial statements.

Sierra Income Corporation

Statements of Cash Flows

	For the three months ended March 31
	2013	2012
	(unaudited)	(unaudited)
Cash flows from operating activities
NET INCREASE/(DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS	$1,391,187	$(125,000)
ADJUSTMENT TO RECONCILE NET INCREASE/(DECREASE) IN NET ASSETS FROM OPERATIONS TO NET CASH (USED IN)/PROVIDED BY OPERATING ACTIVITIES
Paid-in-kind interest income	(580)	—
Net amortization of premium on investments	(522)	—
Net realized (gain)/loss on investments	(110,635)	—
Net change in unrealized (appreciation)/depreciation on investments	(746,319)	—
Purchases of investments	(22,293,965)	—
Proceeds from sale of investments	4,137,935	—
(Increase)/decrease in operating assets:
Interest receivable	(308,593)	—
Unsettled trade receivable	(503,750)	—
Prepaid expenses and other assets	(32,099)	—
Due from affiliate	(182,281)	—
Increase/(decrease) in operating liabilities:
Unsettled trades	6,585,675	—
Management fee	74,182	—
Interest	183	—
Accounts payable and accrued expenses	192,076	—
Administrator services fees	9,631	—
Due to affiliate	(15,237)	125,000
Provisional incentive fee payable	148,635	—

NET CASH PROVIDED BY/(USED IN) OPERATING ACTIVITIES	(11,654,477)	—

Cash Flows from Financing Activities
Borrowings under prime broker margin account	(4,676,691)	—
Proceeds from issuance of common stock, net of underwriting costs	14,056,126	—
Payment of cash dividends	(492,004)	—

NET CASH PROVIDED BY/(USED IN) FINANCING ACTIVITIES	8,887,431	—

TOTAL INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS	(2,767,046)	—
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	6,651,767	1,000

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$3,884,721	$1,000

Supplemental Information
Cash paid during the period for interest	$28,645	$—
Supplemental non-cash information
Paid-in-kind interest income	$580	$—
Net amortization of premium on investments	$522	$—
Issuance of common shares in connection with distribution reinvestment plan	$152,864	$—

See accompanying notes to the financial statements.

Sierra Income Corporation

Schedule of Investments

As of March 31, 2013

(unaudited)

Portfolio Company (1)	Industry	Interest	Maturity	Principal Amount	Amortized Cost	Fair Value	% of Net Assets (3)
Non-Controlled/Non-Affiliated investments – 130.8%(3)
Senior Secured Notes – 87.5%(3)(5)
American Apparel, Inc. (2)(4)	Retail Stores	13.000%	4/15/2020	$2,000,000	$1,940,000	$1,940,000	5.5%
Associated Asphalt Partners, LLC(4)	Business Services	8.500%	2/15/2018	1,000,000	1,000,000	1,022,496	2.9%
Atkore International, Inc. (2)	Mining, Steel, Iron, and Nonprecious Metals	9.875%	1/1/2018	750,000	733,768	825,000	2.3%
Bon-Ton Stores, Inc.	Retail Stores	10.625%	7/15/2017	1,750,000	1,659,221	1,754,375	4.9%
Cengage Learning, Inc.(4)	Healthcare, Education, and Childcare	11.500%	4/15/2020	1,250,000	1,345,783	937,500	2.6%
Checkers Drive-In Restaurants, Inc. (4)	Restaurant & Franchise	11.000%	12/1/2017	1,500,000	1,504,766	1,571,250	4.4%
Cornerstone Chemical Company(4)	Chemicals	9.375%	3/15/2018	2,000,000	2,000,000	2,040,000	5.7%
Dispensing Dynamics International, Inc.(2) (4)	Personal and Nondurable Consumer Products (Manufacturing Only)	12.500%	1/1/2018	1,200,000	1,176,858	1,242,000	3.5%
EarthLink, Inc.	Telecommunications	10.500%	4/1/2016	900,000	947,217	951,750	2.7%
Exide Technologies(2) (4)	Machinery (Nonagriculture, Nonconstruction, Nonelectric)	8.625%	2/1/2018	1,600,000	1,346,066	1,368,000	3.8%
Fifth and Pacific Companies, Inc. (4)	Retail Stores	10.500%	4/15/2019	500,000	555,353	562,500	1.6%
Green Field Energy Services, Inc. (2) (4)	Oil and Gas	13.000%	11/15/2016	724,000	714,300	774,680	2.2%
IDQ Holdings, Inc. (4)	Automobile	11.500%	4/1/2017	1,000,000	1,042,387	1,095,000	3.1%
Ineos Finance PLC(4)	Chemicals	7.500%	5/1/2020	1,250,000	1,284,262	1,359,375	3.8%
Innovation Ventures, Inc. (4)	Retail	9.500%	8/15/2019	1,250,000	1,225,390	1,053,125	3.0%
Interface Security Systems, Inc. (2) (4)	Business Services	9.250%	1/15/2018	1,917,000	1,935,126	1,979,303	5.6%
Linc Energy Finance (USA), Inc.(2) (4)	Oil and Gas	12.500%	10/31/2017	1,000,000	981,431	1,092,500	3.1%
Maxim Crane Works Holdings, Inc. (4)	Industrial	12.250%	4/15/2015	1,000,000	1,009,081	1,040,000	2.9%
Mohegan Tribal Gaming Authority(4)	Gaming	11.500%	11/1/2017	1,000,000	1,043,505	1,085,000	3.0%
Pittsburgh Glass Works, LLC(4)	Automobile	8.500%	4/15/2016	1,425,000	1,331,975	1,439,250	4.0%
Prince Minerals Holding Corp.(2) (4)	Mining, Steel, Iron, and Nonprecious Metals	11.500%	12/15/2019	1,200,000	1,186,330	1,338,000	3.8%
Satmex Mexicanos, S.A. de C.V. (4)	Telecommunications	9.500%	5/15/2017	1,000,000	1,033,895	1,062,500	3.0%
Shale-Inland Holdings, Inc. (4)	Energy	8.750%	11/15/2019	1,000,000	993,793	1,025,911	2.9%
Sizzling Platter, LLC(2) (4)	Restaurant & Franchise	12.250%	4/15/2016	2,063,000	2,142,397	2,147,283	6.0%
Tempel Steel Company(2) (4)	Mining, Steel, Iron, and Nonprecious Metals	12.000%	8/15/2016	1,115,000	1,103,642	1,047,674	2.9%
Tower International, Inc.(2) (4)	Automobile	10.625%	9/1/2017	500,000	517,284	555,000	1.6%
U.S. Well Services, LLC(2) (4)	Oil and Gas	14.500%	2/15/2017	1,816,605	1,804,304	1,821,737	5.1%

Total Senior Secured Notes				$33,710,605	$33,558,133	$34,131,209

Senior Secured First Lien Term Loans –11.0%(3)
Alcatel – Lucent USA, Inc.	Communications	LIBOR + 6.000%, 1.250% Floor	1/30/2019	1,000,000	995,106	1,012,500	2.8%
Great Atlantic & Pacific Tea Company(2)	Grocery	LIBOR + 9.000%, 2.000% Floor	3/13/2017	940,500	961,082	937,616	2.6%
Sorenson Communications	Communications	LIBOR + 8.250%, 1.250% Floor	10/15/2014	2,000,000	2,000,000	2,000,000	5.6%

Total Senior Secured First Lien Term Loans				$3,940,500	$3,956,188	$3,950,116

Senior Secured Second Lien Term Loans - 32.2%(3)
Aderant North America, Inc.(2)	Electronics	LIBOR + 8.750%, 1.250% Floor	6/20/2019	450,000	450,000	450,000	1.3%
ALG USA Holdings, Inc.	Travel and Entertainment	LIBOR + 9.000%, 1.250% Floor	2/28/2020	2,000,000	1,960,150	1,960,001	5.5%
Camp Systems International, Inc.	Aerospace & Defense	LIBOR + 8.750%, 1.250% Floor	11/30/2019	500,000	490,756	510,000	1.4%
Deltek, Inc.	Software	LIBOR + 8.750%, 1.250% Floor	10/10/2019	1,000,000	985,724	1,008,661	2.8%
Healogics, Inc.	Healthcare, Education, and Childcare	LIBOR + 8.000%, 1.250% Floor	2/5/2020	1,500,000	1,485,224	1,530,000	4.3%
Integra Telecom, Inc. (2)	Telecommunications	LIBOR + 8.500%, 1.250% Floor	2/15/2020	1,618,000	1,621,675	1,658,450	4.7%

Portfolio Company (1)	Industry	Interest	Maturity	Principal Amount	Amortized Cost	Fair Value	% of Net Assets (3)
Reddy Ice Group, Inc. (2)	Personal and Nondurable Consumer Products (Manufacturing Only)	LIBOR + 9.500%, 1.250% Floor	10/1/2019	2,000,000	2,000,000	1,960,000	5.5%
Securus Technologies, Inc. (2)	Telecommunications	LIBOR + 9.000%, 1.750% Floor	5/31/2018	1,350,000	1,349,415	1,383,750	3.9%
Sesac Holdco II, Inc. (2)	Business Services	LIBOR + 9.000%, 1.250% Floor	7/12/2019	500,000	492,595	511,250	1.4%
Travelport LLC	Business Services	LIBOR + 9.500%, 1.500% Floor	11/22/2015	500,000	488,104	512,500	1.4%

Total Senior Secured Second Lien Term Loans				$11,418,000	$11,323,643	$11,484,612

Portfolio Company			Industry	Principal Amount	Amortized Cost	Fair Value	% of Net Assets) (3)
Warrants/Equity - 0.1%(3)
Green Field Energy Services, Inc., Warrants(2)			Oil & Gas	709	29,000	28,360	0.1%
U.S. Well Services, LLC (2)			Oil & Gas	1,731	173	—	0.0%

Total Warrants/Equity				2,440	$29,173	$28,360

Total Non-controlled/ non-affiliated investments				$49,071,545	48,867,138	49,594,297

(1)	All of our investments are domiciled in the United States except for Satmex Mexicanos S.A. de C.V., which is domiciled in Mexico.
(2)	An affiliated fund that is managed by an affiliate of SIC Advisors LLC also holds an investment in this security.
(3)	Percentage is based on net assets of $35,578,291 as of March 31, 2013.
(4)

Securities are exempt from registration under Rule 144A of the Securities Act of 1933. These securities represent $30,600,084 and 86.0% of net assets as of March 31, 2013 and are considered restricted.

(5)	Positions are held as collateral for margin borrowings from our prime broker. The fair value for collateral held at March 31, 2013 is $34,131,209.

Sierra Income Corporation

Schedule of Investments

As of December 31, 2012

(audited)

Portfolio Company	Industry	Interest	Maturity	Principal Amount	Amortized Cost	Fair Value	% of Net Assets (3)
Non-Controlled/Non-Affiliated investments – 148.3%(3)
Senior Secured Notes – 124.6%(3)(5)
Atkore International, Inc. (2)	Mining, Steel, Iron, and Nonprecious Metals	9.875%	1/1/2018	$750,000	$733,129	$801,600	3.9%
Bon-Ton Stores, Inc.	Retail Stores	10.625%	7/15/2017	1,000,000	914,795	951,200	4.6%
Cengage Learning, Inc.	Healthcare, Education, and Childcare	11.500%	4/15/2020	1,250,000	1,348,108	1,062,500	5.2%
Checkers Drive-In Restaurants, Inc.	Restaurant & Franchise	11.000%	12/1/2017	1,500,000	1,504,956	1,504,956	7.3%
Dispensing Dynamics International, Inc.(2)	Personal and Nondurable Consumer Products (Manufacturing Only)	12.500%	1/1/2018	1,200,000	1,176,009	1,176,009	5.7%
EarthLink, Inc.	Telecommunications	10.500%	4/1/2016	900,000	950,574	957,420	4.6%
Exide Technologies(2)	Machinery (Nonagriculture, Nonconstruction, Nonelectric)	8.625%	2/1/2018	1,600,000	1,336,979	1,364,001	6.6%
Fifth and Pacific Companies, Inc.	Retail Stores	10.500%	4/15/2019	500,000	557,130	557,130	2.7%
Green Field Energy Services, Inc.	Oil and Gas	13.000%	11/15/2016	512,000	494,791	494,791	2.4%
IDQ Holdings, Inc.	Automobile	11.500%	4/1/2017	1,000,000	1,044,468	1,078,200	5.2%
Ineos Finance PLC.	Chemicals	7.500%	5/1/2020	1,250,000	1,285,207	1,285,207	6.2%
Innovation Ventures, Inc.	Retail	9.500%	8/1/2019	1,250,000	1,224,724	1,179,375	5.7%
Integra Telecom, Inc.(2)	Telecommunications	10.750%	4/15/2016	750,000	722,600	757,500	3.7%
Linc Energy Finance (USA), Inc.(2)	Oil and Gas	12.500%	10/31/2017	1,000,000	980,715	980,715	4.8%
Maxim Crane Works Holdings, Inc.	Industrial	12.250%	4/15/2015	1,000,000	1,010,037	1,029,400	5.0%
Mohegan Tribal Gaming Authority	Gaming	11.500%	11/1/2017	1,000,000	1,045,312	1,045,312	5.1%
Pittsburgh Glass Works, LLC	Automobile	8.500%	4/15/2016	1,425,000	1,325,728	1,311,000	6.4%
Prince Minerals Holding Corp.(2)	Mining, Steel, Iron, and Nonprecious Metals	11.500%	12/15/2019	1,200,000	1,186,001	1,248,000	6.1%
Satmex Mexicanos, S.A. de C.V.	Telecommunications	9.500%	5/15/2017	1,000,000	1,035,564	1,035,564	5.0%
Shale-Inland Holdings, Inc.	Energy	8.750%	11/15/2019	1,000,000	993,624	1,010,000	4.9%
Sizzling Platter, LLC(2)	Restaurant & Franchise	12.250%	4/15/2016	1,652,000	1,715,987	1,715,987	8.3%
Tempel Steel Company(2)	Mining, Steel, Iron, and Nonprecious Metals	12.000%	8/15/2016	1,115,000	1,102,986	1,090,024	5.3%
Tower International, Inc.(2)	Automobile	10.625%	9/1/2017	500,000	518,324	534,500	2.6%
U.S. Well Services, LLC(2)	Oil and Gas	14.500%	2/15/2017	1,518,405	1,504,921	1,503,828	7.3%

Total Senior Secured Notes				$25,872,405	$25,712,669	$25,674,219

Senior Secured First Lien Term Loans –9.5%(3)
Great Atlantic & Pacific Tea Company(2)	Grocery	LIBOR + 9%, 2% Floor	3/13/2017	942,875	964,535	964,535	4.7%
WeLocalize, Inc.(2)	Business Services	LIBOR + 8%, 2% Floor	11/19/2015	459,478	459,478	459,478	2.2%
WeLocalize, Inc.(2)	Business Services	LIBOR + 9%, 2% Floor, 1.25% PIK	11/19/2015	538,617	538,617	538,617	2.6%

Total Senior Secured First Lien Term Loans				$1,940,970	$1,962,630	$1,962,630

Senior Secured Second Lien Term Loans – 14.2%(3)
Aderant North America, Inc.(2)	Electronics	LIBOR + 8.75%, 1.25% Floor	6/20/2019	450,000	450,000	450,000	2.2%
Camp Systems International, Inc.	Aerospace & Defense	LIBOR + 8.75%, 1.25% Floor	11/30/2019	500,000	490,523	505,000	2.4%
Deltek, Inc(2).	Software	LIBOR + 8.75%, 1.25% Floor	10/31/2019	1,000,000	985,343	985,343	4.8%
Securus Technologies, Inc.	Communications	LIBOR + 9.00%, 1.75% Floor	5/31/2018	500,000	490,854	490,854	2.4%
Travelport LLC	Business Services	LIBOR + 9.5%, 1.5% Floor	11/22/2015	500,000	487,178	497,050	2.4%

Total Senior Secured Second Lien Term Loans				$2,950,000	$2,903,898	$2,928,247

Portfolio Company	Industry	Interest	Maturity	Principal Amount	Amortized Cost	Fair Value	% of Net Assets(3)
Warrants/Equity - 0.1%(3)
Green Field Energy Services, Inc., Warrants	Oil & Gas			20,000	20,000	15,115	0.1%
U.S. Well Services, LLC (2)	Oil & Gas			1,518	152	0	0.0%

Total Warrants/Equity				$21,518	$20,152	$15,115

Total Non-controlled/ non-affiliated investments					$30,599,349	$30,580,211

US Government Treasuries – 29.1%(3)
US Treasury Bill	US Government Treasuries	1.375%	1/15/2013	6,000,000	6,003,022	6,003,000	29.1%

Total Investments and US Government Treasuries – 177.4%(3)				$36,765,393	$36,602,371	$36,583,211

(1)	All of our investments are domiciled in the United States except for Satmex Mexicanos S.A. de C.V., which is domiciled in Mexico.
(2)	An affiliated fund that is managed by an affiliate of SIC Advisors LLC also holds an investment in this security.
(3)	Percentage is based on net assets of $20,622,982 as of December 31, 2012.
(4)

Securities are exempt from registration under Rule 144A of the Securities Act of 1933. These securities represent $25,674,219 and 124.6% of net assets as of December 31, 2012 and are considered restricted.

(5)	Positions are held as collateral for margin borrowings from our prime broker. The fair value for collateral held at December 31, 2012 is $25,674,219.

SIERRA INCOME CORPORATION

Notes to Financial Statements

March 31, 2013

(unaudited)

Note 1. Organization

Sierra Income Corporation (the “Company”) was incorporated under the general corporation laws of the State of Maryland on June 13, 2011 and formally commenced operations on April 17, 2012. The Company is an externally managed, non-diversified closed-end management investment company that has elected to be treated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). The Company is externally managed by SIC Advisors LLC (“SIC Advisors”), a registered investment adviser under the Investment Advisers Act of 1940, as amended (the “Advisers Act”). The Company intends to elect and qualify to be treated for U.S. federal income tax purposes as a regulated investment company (“RIC”) under subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”), commencing with its taxable year ended December 31, 2012, and intends to so qualify annually thereafter. The Company’s fiscal year-end is December 31st.

On April 17, 2012, the Company successfully reached its minimum escrow requirement and officially commenced operations by issuing 1,108,033 shares of common stock to SIC Advisors for gross proceeds of $10,000,000. The Company’s offering period is currently scheduled to terminate two years after the initial offering date, or April 16, 2014, unless extended. Since commencing its operations, the Company has sold a total of 3,874,385 shares of common stock for total proceeds of $37,939,662, which includes the shares sold to SIC Advisors. The proceeds from the issuance of common stock are presented in the Company’s statements of changes in net assets and statements of cash flows and are presented net of selling commissions and dealer manager fees.

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

Note 2. Significant Accounting Policies

Basis of Presentation

The accompanying financial statements have been prepared on the accrual basis of accounting in conformity with U.S. generally accepted accounting principles (“GAAP”). Additionally, the accompanying financial statements of the Company and related financial information have been prepared pursuant to the requirements for reporting on Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain disclosures accompanying annual financial statements prepared in accordance with GAAP are omitted. In the opinion of management, the unaudited financial results included herein contain all adjustments, consisting solely of normal recurring accruals, considered necessary for the fair presentation of financial statements for the interim periods included herein. The current period’s results of operations will not necessarily be indicative of results that ultimately may be achieved for the fiscal year ending December 31, 2013.

As the Company commenced operations on April 17, 2012, there is no activity in the comparable period for the quarter ended March 31, 2012.

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

Origination, amendment, closing and/or commitment fees associated with investments in portfolio companies are recognized as income when the investment transaction closes. Other fees are capitalized as deferred revenue and recorded into income over the respective period. Other fee income for the quarter ended March 31, 2013 was $64,710.

Prepayment penalties received by the Company for debt instruments paid back to the Company prior to the maturity date are recorded as income upon receipt.

The Company holds debt investments in its portfolio that contain a payment-in-kind (“PIK”) interest provision. PIK interest, which represents contractually deferred interest added to the investment balance that is generally due at maturity, is recorded on the accrual basis to the extent such amounts are expected to be collected. PIK interest is not accrued if the Company does not expect the issuer to be able to pay all principal and interest when due. For the quarter ended March 31, 2013 the Company earned $580 in PIK interest.

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

Investment Classification

The Company classifies its investments in accordance with the requirements of the 1940 Act. Under the 1940 Act, it would be deemed to “control” a portfolio company if it owned more than 25% of its outstanding voting securities and/or had the power to exercise control over the management or policies of such portfolio company. The Company refers to such investments in portfolio companies that it “controls” as “Control Investments.” Under the 1940 Act, the Company would be deemed to be an “Affiliated Person” of a portfolio company if it owns between 5% and 25% of the portfolio company’s outstanding voting securities or if it is under common control with such portfolio company. The Company refers to such investments in Affiliated Persons as “Affiliated Investments.” As of March 31, 2013, the Company has no Controlled Investments or Affiliated Investments.

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

•

an independent valuation firm engaged by the Company’s board of directors reviews approximately one third of these preliminary valuations each quarter on a rotating quarterly basis on non fiscal year-end quarters, such that each of these investments will be valued by independent valuation firms at least twice per annum when combined with the fiscal year-end review of all the investments by independent valuation firms.

In addition, all of the Company’s investments are subject to the following valuation process:

•	management reviews preliminary valuations and their own independent assessment;

•	the audit committee of the Company’s board of directors reviews the preliminary valuations of senior management and independent valuation firms; and

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

Federal Income Taxes

The Company intends to elect to be treated as a RIC under subchapter M of the Code and operate in a manner so as to qualify for the tax treatment applicable to RICs. In order to qualify as a RIC, among other things, the Company is required to meet certain source of income and asset diversification requirements. Once qualified as a RIC, the Company must timely distribute to its stockholders at least 90% of the sum of its investment company taxable income including PIK, as defined by the Code, and net tax exempt interest income (which is the excess of the Company’s gross tax exempt interest income over certain disallowed deductions) for each taxable year in order to be eligible for tax treatment under subchapter M of the Code. Depending on the level of taxable income earned in a tax year, the Company may choose to carry forward taxable income in excess of current year dividend distributions into the next tax year and pay a 4% excise tax on such income, as required. Any such carryover taxable income must be distributed before the end of that next tax year through a dividend declared prior to filing the final tax return related to the year which generated such taxable income.

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

Taxable income generally differs from net investment income for financial reporting purposes due to temporary and permanent differences in the recognition of income and expenses. The Company may be required to recognize taxable income in certain circumstances in which it does not receive cash. For example, if the Company holds debt obligations that are treated under applicable tax rules as having original issue discount, the Company must include in taxable income each year a portion of the original issue discount that accrues over the life of the obligation, regardless of whether cash representing such income is received by the Company in the same taxable year. The Company may also have to include in taxable income other amounts that it has not yet received in cash, such as 1) PIK interest income and 2) interest income from investments that have been classified as non-accrual for financial reporting purposes. Interest income on non-accrual investments is not recognized for financial reporting purposes, but generally is recognized in taxable income. Because any original issue discount or other amounts accrued will be included in the Company’s taxable income for the year of accrual, the Company may be required to make a distribution to its stockholders in order to satisfy the minimum distribution requirements, even though the Company will not have received and may not ever receive any corresponding cash amount. Taxable income also excludes net unrealized appreciation or depreciation, as investment gains or losses are not included in taxable income until they are realized.

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

Note 3. Investments

The following table shows the portfolio composition by industry classification at fair value at March 31, 2013:

	Fair Value	Percentage
Telecommunications	5,056,450	10.1%
Retail Stores	4,256,875	8.5%
Business Services	4,025,549	8.1%
Restaurant & Franchise	3,718,533	7.5%
Oil and Gas	3,717,277	7.5%
Chemicals	3,399,375	6.9%
Mining, Steel, Iron, and Nonprecious metals	3,210,674	6.5%
Personal and Nondurable Consumer Products (Manufacturing Only)	3,202,000	6.5%
Automobile	3,089,250	6.2%
Communications	3,012,500	6.1%
Healthcare, Education, and Childcare	2,467,500	5.0%
Travel & Entertainment	1,960,001	4.0%
Machinery (Nonagriculture, Nonconstruction, Nonelectric)	1,368,000	2.8%
Gaming	1,085,000	2.2%
Retail	1,053,125	2.1%
Industrial	1,040,000	2.1%
Energy	1,025,911	2.1%
Software	1,008,661	2.0%
Grocery	937,616	1.9%
Aerospace & Defense	510,000	1.0%
Electronics	450,000	0.9%

Total	$49,594,297	100.0%

The following table shows the portfolio composition by industry classification at fair value at December 31, 2012:

	Fair Value	Percentage
Telecommunications	3,241,338	10.5%
Restaurant & Franchise	3,220,943	10.4%
Mining, Steel, Iron, and Nonprecious metals	3,139,624	10.3%
Oil and Gas	2,994,449	9.8%
Automobile	2,923,700	9.6%
Retail Stores	1,508,330	4.9%
Business Services	1,495,145	4.9%
Machinery (Nonagriculture, Nonconstruction, Nonelectric)	1,364,001	4.5%
Chemicals	1,285,207	4.2%

	Fair Value	Percentage
Retail	1,179,375	3.9%
Personal and Nondurable Consumer Products (Manufacturing Only)	1,176,009	3.8%
Healthcare, Education, and Childcare	1,062,500	3.5%
Gaming	1,045,312	3.4%
Industrial	1,029,400	3.4%
Energy	1,010,000	3.3%
Software	985,343	3.2%
Grocery	964,535	3.2%
Aerospace & Defense	505,000	1.7%
Electronics	450,000	1.5%

Total	$30,580,211	100.0%

The following table summarizes the amortized cost and the fair value of investments as of March 31, 2013:

	Amortized Cost	Percentage	Fair Value	Percentage
Senior secured first lien term loan	$3,956,188	8.1%	$3,950,116	8.0%
Senior secured second lien term loan	11,323,643	23.2	11,484,612	23.2
Senior secured notes	33,558,134	68.6	34,131,209	68.7
Warrants	29,173	0.1	28,360	0.1

Total	$48,867,138	100.0%	$49,594,297	100.0%

The following table summarizes the amortized cost and the fair value of investments as of December 31, 2012:

	Amortized Cost	Percentage	Fair Value	Percentage of Total
Senior secured first lien term loan	$1,962,630	6.4%	$1,962,630	6.4%
Senior secured second lien term loan	2,903,898	9.5	2,928,247	9.6
Senior secured notes	25,712,669	84.0	25,674,219	84.0
Warrants	20,152	0.1	15,115	0.0

Total	$30,559,349	100.0%	$30,580,211	100.0%

The following table shows the portfolio composition by geography classification at fair value at March 31, 2013:

Geography	Fair Value	Percentage
United States	$48,531,797	97.9%
Mexico	1,062,500	2.1

Total	$49,594,297	100.0%

The following table shows the portfolio composition by geography classification at fair value at December 31, 2012:

Geography	Fair Value	Percentage
United States	$29,544,647	96.6%
Mexico	1,035,564	3.4

Total	$30,580,211	100.0%

Opportunities for co-investments may arise when SIC Advisors or an affiliated adviser becomes aware of investment opportunities that may be appropriate for us and other clients, or affiliated funds. As a BDC, the Company is substantially limited in its ability to co-invest in privately negotiated transactions with affiliated funds unless it obtains an exemptive order from the SEC. The Company has applied for such an exemptive order, although there is no assurance that it will obtain the requested relief. Before receiving relief, the Company will only participate in co-investments that are allowed under existing regulatory guidance, such as syndicated loan transactions where price is the only negotiated term, which could limit the types of investments that the Company may make. Please refer to footnote 2 to the Schedule of Investments as of March 31, 2013 for disclosures regarding securities also held by affiliated funds.

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

The following table presents the fair value measurements of the Company’s investments, by major class according to the fair value hierarchy, as of March 31, 2013:

	Level 1	Level 2	Level 3	Total
Senior secured first lien term loans	$—	$—	$3,950,116	$3,950,116
Senior secured second lien term loans	—	—	11,484,612	11,484,612
Senior secured notes	—	5,461,625	28,669,584	34,131,209
Warrants/Equity	—	—	28,360	28,360

Total	$—	$5,461,625	$44,132,672	$49,594,297

The following table presents the fair value measurements of the Company’s investments, by major class according to the fair value hierarchy, as of December 31, 2012:

	Level 1	Level 2	Level 3	Total
Senior secured first lien term loans	$—	$—	$1,962,630	$1,962,630
Senior secured second lien term loans	—	—	2,928,247	2,928,247
Senior secured notes	—	3,123,021	22,551,198	25,674,219
Warrants/Equity	—	—	15,115	15,115
US Government Treasuries	—	6,003,000	—	6,003,000

Total	$—	$9,126,021	$27,457,190	$36,583,211

The following table provides a reconciliation of the beginning and ending balances for investments that use Level 3 inputs for the quarter ended March 31, 2013:

	Senior Secured Notes	Senior Secured First Lien Term Loans	Senior Secured Second Lien Term Loans	Warrants/ Equity	Total
Balance, December 31, 2012	$22,551,198	$1,962,630	$2,928,247	$15,115	$27,457,190
Purchases	9,652,029	3,490,000	8,417,675	9,021	21,568,725
Sales	(2,633,135)	(1,504,800)	—	—	(4,137,935)
Transfers in (out)	(1,508,330)	—	—	—	(1,508,330)
Amortization of discount/ (premium)	(24,771)	(970)	2,070	—	(23,671)
Paid-in-kind interest income	—	580	—	—	580
Net realized gains	101,885	8,750	—	—	110,635
Net change in unrealized appreciation/ (depreciation)	530,708	(6,074)	136,620	4,224	665,478

Balance, March 31, 2013	$28,669,584	$3,950,116	$11,484,612	$28,360	$44,132,672

During the quarter ended March 31, 2013, the Company recorded $1,508,330 of transfer from Level 3 to Level 2 due to an increase of observable inputs in market data.

The following table provides a reconciliation of the beginning and ending balances for investments that use Level 3 inputs for the year ended December 31, 2012:

	Senior Secured Notes	Senior Secured First Lien Term Loans	Senior Secured Second Lien Term Loans	Warrants/ Equity	Total
Balance, December 31, 2011	$—	$—	$—	$—	$—
Purchases	23,691,208	3,941,316	2,900,000	20,152	30,552,676
Sales	(1,007,500)	(1,983,131)	—	—	(2,990,631)
Amortization of discount/ (premium)	(14,224)	(2,030)	3,899	—	(12,355)
Paid-in-kind interest income	—	3,911	—	—	3,911
Net realized gains	22,500	2,565	—	—	25,065
Net change in unrealized appreciation/ (depreciation)	(140,786)	(1)	24,348	(5,037)	(121,476)

Balance, December 31, 2012	$22,551,198	$1,962,630	$2,928,247	$15,115	$27,457,190

The following table presents the quantitative information about level 3 fair value measurements of our investments, as of March 31, 2013:

	Fair value	Valuation techniques	Unobservable input	Range (weighted average)
Senior secured first lien term loan	$3,950,116	Market approach	Market yield Broker quotations	7.0% - 11.1% (9.2%) N/A
Senior secured second lien term loan	$11,484,612	Market approach	Market yield Broker quotations	8.8% - 11.2% (10.0%) N/A
Senior secured notes	$28,669,584	Market approach	Market yield Broker quotations	6.0% - 18.0% (10.5%) N/A
Warrants/Equity	$28,360	Enterprise valuation analysis	EBITDA multiple	3.00x – 3.50x (3.25x)

The following table presents the quantitative information about level 3 fair value measurements of our investments, as of December 31, 2012:

	Fair value	Valuation techniques	Unobservable input	Range (weighted average)
Senior secured first lien term loan	$1,962,630	Market approach	Market yield	8.8% - 13.2% (10.8%)
Senior secured second lien term loan	$2,928,247	Market approach	Market yield	8.9% - 13.9% (10.5%)
Senior secured notes	$22,551,198	Market approach	Market yield	4.2% - 15.8% (12.0%)
Warrants/Equity	$15,115	Enterprise valuation analysis	EBITDA multiple	1x

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

The Company maintains custody accounts with prime brokers and custodians, including U.S. Bank N.A. and Barclays Capital Inc. (“Barclays”). The Company has a margin borrowing facility with Barclays (the “Margin Facility”) for investment purposes that is based on the fair value of investments held at Barclays as determined by Barclays. As of March 31, 2013, the Company’s borrowings under the Margin Facility totaled $12,699,103 and were recorded as due to prime broker on the Company’s statement of assets and liabilities. The Company’s average outstanding borrowings for the quarter ended March 31, 2013 was $11,185,285. The interest rate charged is variable and ranges from LIBOR plus 0.25% to LIBOR plus 2.00%. The Company’s weighted average interest rate on borrowings for the quarter ended March 31, 2013 was 1.02%.

Note 6. Agreements

Investment Advisory Agreement

On April 16, 2012, the Company entered into an investment advisory agreement (“IAA”) with SIC Advisors to manage the Company’s investment activities. Pursuant to the IAA, SIC Advisors implements the Company’s business strategy on a day-to-day basis and performs certain services for us, subject to oversight by the Company’s board of directors. SIC Advisors is responsible for, among other duties, determining investment criteria, sourcing, analyzing and executing investment transactions, asset sales, financings and performing asset management duties. Under the IAA, the Company has agreed to pay SIC Advisors a management fee for investment advisory and management services consisting of a base management fee and an incentive fee.

The base management fee is calculated at an annual rate of 1.75% of the Company’s gross assets payable quarterly in arrears. For purposes of calculating the base management fee, the term “gross assets” includes any assets acquired with the proceeds of leverage. For the first quarter of the Company’s operations, the base management fee was calculated based on the initial value of the Company’s gross assets. Subsequently, the base management fee is calculated based on the gross assets at the end of each completed calendar quarter. Base management fees for any partial quarter are appropriately prorated. For the quarter ended March 31, 2013, the Company recorded an expense for base management fees of $245,499 which remains payable at March 31, 2013.

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

A capital gains incentive fee will be earned on realized investments and shall be payable in arrears as of the end of each calendar year during which the IAA is in effect. If the IAA is terminated, the fee will also become payable as of the effective date of such termination. The fee equals 20% of the realized capital gains, less the aggregate amount of any previously paid capital gains incentive fee. Incentive fee on capital gains is equal to realized capital gains on a cumulative basis from inception, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis. For the quarter ended March 31, 2013, the capital gains incentive fee payable to SIC Advisors was $0.

Under US GAAP, the Company calculates capital gains incentive fees as if the Company had realized all assets at their fair values and liabilities at their settlement amounts as of the reporting date. GAAP requires that the capital gains incentive fee accrual assume the cumulative aggregate unrealized capital appreciation is realized, even though such unrealized capital appreciation is not payable under the IAA. Accordingly, the Company accrues a provisional capital gains incentive fee taking into account any unrealized gains or losses. There can be no assurance that such unrealized capital appreciation will be realized in the future and that the provisional capital gains incentive fee will become payable. For the quarter ended March 31, 2013, the Company recorded a provisional capital gains incentive fee of $148,636. As of March 31, 2013, the Company recorded a provisional incentive fee of $149,263 in its statement of assets and liabilities.

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

For the quarter ended March 31, 2013 and for the period from June 13, 2011 (inception) through December 31, 2012, SIC Advisors incurred organizational and offering costs of $201,454 and $2,984,677, respectively. Of the total $3,186,131 organizational and offering costs incurred from inception through March 31, 2013, $272,205 was reimbursed to SIC Advisors during the year ended December 31, 2012. For the quarter ended March 31, 2013, $137,477 was reimbursed to SIC Advisors and $40,690 has been accrued and is reflected in the statement of assets and liabilities as due to affiliate. The remaining unreimbursed amount will be eligible for reimbursement to the extent the Company receives subscriptions until April 16, 2014, which is the currently scheduled date that the offering period ends, unless it is extended. Organizational and offering expenses paid for by SIC Advisors and reimbursed by the Company will be expensed on the Company’s statement of operations.

Administration Agreement

On April 5, 2012, the Company entered into an administration agreement with Medley Capital LLC, pursuant to which Medley Capital LLC furnishes the Company with administrative services necessary to conduct its day-to-day operations. Medley Capital LLC is reimbursed for administrative expenses it incurs on the Company’s behalf in performing its obligations. Such costs are reasonably allocated to the Company on the basis of assets, revenues, time records or other reasonable methods. The Company does not reimburse Medley Capital LLC for any services for which it receives a separate fee or for rent, depreciation, utilities, capital equipment or other administrative items allocated to a controlling person of Medley Capital LLC. Medley Capital LLC is an affiliate of SIC Advisors. For the quarter ended March 31, 2013, the Company recorded an expense of $138,090 relating to administrator expenses.

Expense Support and Reimbursement Agreement

On June 29, 2012, the Company entered into an Expense Support and Reimbursement Agreement (the “Expense Support Agreement”) with SIC Advisors. Pursuant to the Expense Support Agreement, SIC Advisors has agreed to reimburse the Company for operating expenses in an amount equal to the difference between distributions paid to the Company’s stockholders in each month, less the sum of the Company’s net investment income, the Company’s net realized capital gains and dividends paid to the Company from its portfolio companies during such period (“Expense Support Payment”). To the extent that no dividends or other distributions are paid to the Company’s stockholders in any given month, then the Expense Support Payment for such month shall be equal to such amount necessary in order for Available Operating Funds for the month to equal zero. The terms of the Expense Support Agreement commenced as of the date that the Company’s registration statement was declared effective by the SEC and continued monthly thereafter until December 31, 2012, at which point the Company’s board of directors approved an amendment to the Expense Support Agreement that extended the term from December 31, 2012 to June 30, 2013.

Pursuant to the Expense Support Agreement, the Company has a conditional obligation to reimburse SIC Advisors for any amounts funded by SIC Advisors under the Expense Support Agreement if (and only to the extent that), during any fiscal quarter occurring within three years of the date on which SIC Advisors incurred a liability for such amount, the sum of the Company’s net investment income, the Company’s net capital gains and the amount of any dividends and other distributions paid to the Company from its portfolio companies (to the extent not included in net investment income or net capital gains for tax purposes) exceeds the distributions paid by the Company to stockholders. The purpose of the Expense Support Agreement is to cover distributions to stockholders so as to ensure that the distributions do not constitute a return of capital for GAAP purposes and to reduce operating expenses until the Company has raised sufficient capital to be able to absorb such expenses.

Pursuant to the Expense Support Agreement, the Company will reimburse SIC Advisors for expense support payments it previously made following any calendar quarter in which the Company received net investment income, net capital gains and dividends from its portfolio companies in excess of the distributions paid to the Company’s stockholders during such calendar quarter (the “Excess Operating Funds”). Any such reimbursement will be made within three years of the date that the expense support payment obligation was incurred by SIC Advisors, subject to the conditions described below. The amount of the reimbursement during any calendar quarter will equal the lesser of (i) the Excess Operating Funds received during the quarter and (ii) the aggregate amount of all expense payments made by SIC Advisors that have not yet been reimbursed. In addition, the Company will only make reimbursement payments if its “operating expense ratio” (as described in footnote 1 to the table below) is equal to or less than its operating expense ratio at the time the corresponding expense payment was incurred and if the annualized rate of its regular cash distributions to the Company’s stockholders is equal to or greater than the annualized rate of the Company’s regular cash distributions to stockholders at the time the corresponding expense payment was incurred.

As of March 31, 2013, the Company recorded $997,095 in its statement of assets and liabilities as due from affiliate relating to the Expense Support and Reimbursement Agreement. For the quarter ended March 31, 2013, the Company recorded a Expense Support Payment reimbursement of $685,404 on the statement of operations. Expense reimbursements to SIC Advisors will be accrued as they become probable and estimable. For the quarter ended March 31, 2013, the Company did not record any Expense Repayments to SIC Advisors.

The following table provides information regarding expenses support payments incurred by SIC Advisors pursuant to the Expense Support Agreement as well as other information relating to our ability to reimburse the Company’s advisor for such payments:

Quarter Ended	Amount of Expense Payment Obligation	Operating Expense Ratio (1)	Annualized Distribution Rate (2)	Eligible for Reimbursement Through
June 30, 2012	$454,874	6.13%	8.00%	June 30, 2015
September 30, 2012	437,303	4.05%	8.00%	September 30, 2015
December 31, 2012	573,733	3.91%	8.00%	December 31, 2015
March 31, 2013	685,404	1.71%	8.00%	March 31, 2016

(1)

“Operating Expense Ratio” is as of the date the expense support payment obligation was incurred by our Advisor and includes all expenses borne by the Company, except for organizational and offering expenses, base management and incentive fees owed to SIC Advisors, and interest expense.

(2)

“Annualized Distribution Rate” equals the annualized rate of distributions paid to stockholders based on the amount of the regular cash distribution paid immediately prior to the date the expense support payment obligation was incurred by SIC Advisors. “Annualized Distribution Rate” does not include special cash or stock distributions paid to stockholders.

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

Due to affiliate relates to reimbursements of organizational and offering expenses paid to the Advisor as discussed in Note 6.

An affiliate of the Company’s dealer manager has an ownership interest in SIC Advisors.

Note 8. Directors Fees

The Company’s independent directors receive an annual retainer fee of $30,000 and further receives a fee of $2,500 ($1,000 for telephonic attendance) for each regularly scheduled board meeting and a fee of $1,000 for each special board meeting and all committee meetings as well as reimbursement of reasonable and documented out-of-pocket expenses incurred in connection with attending each board or committee meeting. In addition, the chairman of the audit committee receives an annual retainer of $10,000, while the chairman of any other committee receives an annual retainer of $2,500. For the quarter ended March 31, 2013, the Company recorded an expense of $43,765 for directors’ fees.

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

The following table sets forth the computation of the weighted average basic and diluted net increase in net assets per share from operations for the three months ended March 31:

	Three months ended March 31
Basic and diluted	2013	2012
Net increase/(decrease) in net assets from operations	$1,391,187	$(125,000)
Weighted average common shares outstanding	3,226,281.1	110.8
Earnings per common share-basic and diluted	$0.43	$(1,128.13)

Note 10. Commitments and Contingencies

As of March 31, 2013, the Company had no unfunded commitments under loan and financing agreements.

Note 11. Dividends

Dividends and distributions to common stockholders are recorded on the ex-dividend date. The amount to be paid out as a dividend is determined by the Company’s board of directors.

The Company has adopted an “opt in” distribution reinvestment plan (“DRIP”) pursuant to which the Company’s common stockholders may elect to have the full amount of any cash distributions reinvested in additional shares of the Company’s common stock. As a result, if the Company declare a cash dividend or other distribution, each stockholder that has “opted in” to the Company’s reinvestment plan will have their distributions automatically reinvested in additional shares of the Company’s common stock rather than receiving cash distributions. Stockholders who receive distributions in the form of shares of common stock will be subject to the same federal, state and local tax consequences as if they received cash distributions. For the quarter ended March 31, 2013, the Company distributed a total of $644,868, of which, $492,004 was in cash and $152,864 was in the form of common shares.

The following table reflects the cash distributions per share that the Company declared or paid to its stockholders since it commenced operations in April 2012. Stockholders of record as of each respective record date were entitled to receive the distribution.

Record Date	Payment Date	Amount per share
July 13 and 31, 2012	August 1, 2012	$0.03333
August 15 and 31, 2012	September 4, 2012	0.03333
September 14 and 28, 2012	October 1, 2012	0.03333
October 15 and 30, 2012	October 31, 2012	0.03333
November 15 and 29, 2012	November 30, 2012	0.03333
December 14 and 28, 2012	December 31, 2012	0.03333
January 15 and 31, 2013	January 31, 2013	0.03333
February 15 and 28, 2013	February 28, 2013	0.03333
March 15 and 29, 2013	March 29, 2013	0.03333
April 15 and 30, 2013	April 30, 2013	0.03333
May 15 and 31, 2013	May 31, 2013	0.03333
June 14 and 28, 2013	June 28, 2013	0.03333

The Company’s distributions may be funded from offering proceeds or borrowings, which may constitute a return of capital and reduce the amount of capital available to the Company for investment. Any capital returned to stockholders through distributions will be distributed after payment of fees and expenses.

The Company’s previous distributions to stockholders were funded from temporary fee reductions that are subject to repayment to our Adviser. These distributions were not based on our investment performance and may not continue in the future. If our Adviser had not agreed to make expense support payments, these distributions would have come from paid in capital. The reimbursement of these payments owed to the Adviser will reduce the future distributions to which investors would otherwise be entitled.

The determination of the tax attributes (i.e., paid from ordinary income, paid from net capital gains on the sale of securities, and/or a return of paid-in-capital surplus which is a nontaxable distribution) of distributions is made annually as of the end of the Company’s fiscal year based upon its taxable income for the full year and distributions paid for the full year.

Note 12. Financial Highlights

The following is a schedule of financial highlights of the Company for the three months ended March 31, 2013:

Per share data(1):
Net asset value at beginning of period	$8.96
Net investment income/(loss)	0.17
Net realized gains/(losses) on investments	0.03
Net unrealized appreciation/(depreciation) on investments	0.22

Net increase/(decrease) in net assets	0.42
Distributions declared from net investment income(2)	(0.17)
Distributions from net realized capital gains	(0.03)

Total distributions to stockholders	(0.20)
Net asset value at end of period	9.18
Total return based on net asset value(3)	4.73%
Portfolio turnover rate	10.83%
Shares outstanding at end of period	3,874,385
Net assets at end of period	35,578,291
Ratio/Supplemental data (annualized):
Ratio of net investment income/(loss) to average net assets (4)	7.63%
Ratio of net expenses to average net assets(4)	7.48%
Supplemental data:
Ratio of operating expenses to average net assets	5.36%
Ratio of incentive fees to average net assets	2.12%

(1)	The per share data was derived by using the weighted average shares outstanding during the period from January 1, 2013 through March 31, 2013, which was 3,226,281.
(2)	The per share data for distributions is the actual amount of paid distributions per share during the period.
(3)	Total annual return is historical and assumes reinvestments of all dividends and distributions at prices obtained under the Company’s dividend reinvestment plan, and no sales change for the period.
(4)	Total return, ratio of net investment income/(loss), and ratio of net expenses to average net assets for the quarter ended March 31, 2013 prior to the effect of the Expense Support and Reimbursement Agreement were 2.71%, (2.24%), and 17.95%, respectively.

Note 13. Subsequent Events

Management has evaluated subsequent events through the date of issuance of the financial statements included herein. There have been no subsequent events that occurred during such period that would require disclosure in this Form 10-Q or would be required to be recognized in the financial statements as of and for the quarter ended March 31, 2013, except as disclosed below.

The Company issued common shares and received gross proceeds of $11,804,248 subsequent to March 31, 2013.

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

We will originate transactions sourced through SIC Advisors’ network, and expect to acquire debt securities through the secondary market. Our debt investments may take the form of corporate loans or bonds, may be secured or unsecured and may, in some cases, be accompanied by warrants, options or other forms of equity participation. We may separately purchase common or preferred equity interests in transactions.

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

Portfolio and Investment Activity

As of March 31, 2013, our portfolio consisted of investments in 40 portfolio companies with a fair value of $49,594,297, and was comprised of 80% Senior Secured first lien term loans, 23.2% Senior Secured second lien term loans, 68.7% senior secured notes and 0.1% warrants.

As of March 31, 2013, our income-bearing investment portfolio, which represented 99.9% of our total portfolio, had a weighted average yield based upon cost of our portfolio investments of approximately 10.5%, and 68.8% of our income-bearing portfolio bore interest based on fixed rates, and 31.2% of our income-bearing portfolio bore interest on floating rates, such as LIBOR.

The following table summarizes the amortized cost and the fair value of investments, not including cash and cash equivalents as of March 31, 2013:

	Level 1	Level 2	Level 3	Total
Senior secured first lien term loans	$—	$—	$3,950,116	$3,950,116
Senior secured second lien term loans	—	—	11,484,612	11,484,612
Senior secured notes	—	5,461,625	28,669,584	34,131,209
Warrants/Equity	—	—	28,360	28,360

Total	$—	$5,461,625	$44,132,672	$49,594,297

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
Some loss of principal is expected.

The following table shows the distribution of our investments, not including cash and cash equivalents, on the 1 to 5 investment performance rating scale at fair value as of March 31, 2013:

Investment Performance Rating	Investments at Fair Value	Percentage
1	$—	—%
2	48,656,797	98.1
3	937,500	1.9
4	—	—
5	—	—

Total	$49,594,297	100.0%

Results of Operations

Operating results for the three months ended March 31, 2013 and March 31, 2012 are as follows:

	For the three months ended March 31
	2013	2012
Total investment income	$1,058,077	$—
Total expenses, net	523,844	125,000
Net investment income	534,233	(125,000)
Net realized gains (losses)	110,635	—
Net unrealized gains (losses)	746,319	—

Net increase in net assets resulting from operations	$1,391,187	$(125,000)

Investment Income

For the three months ended March 31, 2013, investment income totaled $1,058,077, of which $993,105 was attributable to portfolio interest, $64,710 was attributable to other fee income, and $262 to interest earned on cash and cash equivalents. For the three months ended March 31, 2012, we had no investment income since we had not yet commenced operations.

Operating Expenses

Operating expenses for the three months ended March 31, 2013 and 2012 were as follows:

	For the three months ended March 31
	2013	2012
Base management fees	$245,499	$—
Provisional incentive fees	148,636	—
Administrator expenses	138,090	—
Professional fees	295,276	—
Interest and financing expenses	28,645	—
Directors fees	43,765	—
Organizational and offering costs reimbursed to an affiliate	178,167	125,000
General and administrative	131,170	—

Expenses before expense reimbursement	$1,209,248	$125,000

For the quarter ended March 31, 2013 total expense reimbursement from SIC Advisors pursuant to the Expense Support and Reimbursement Agreement was $685,404. For the quarter ended March 31, 2013 net expenses after taking into account the expense reimbursement from SIC Advisors, was $523,844.

Expense Support and Reimbursement Agreement

On June 29, 2012, we entered into an Expense Support and Reimbursement Agreement (the “Expense Support Agreement”) with SIC Advisors. Pursuant to the Expense Support Agreement, SIC Advisors has agreed to reimburse us for operating expenses in an amount equal to the difference between our distributions paid to stockholders in each month, less the sum of our net investment income, our net realized capital gains and dividends paid to us from our portfolio companies during such period. The terms of the Expense Support Agreement commenced as of the date that our registration statement was declared effective by the SEC and continued monthly thereafter until December 31, 2012, at which point the board of directors approved an amendment to the Expense Support Agreement that extended the term from December 31, 2012 to June 30, 2013.

Pursuant to the Expense Support Agreement, we have a conditional obligation to reimburse SIC Advisors for any amounts funded by SIC Advisors under the Expense Support Agreement if (and only to the extent that), during any fiscal quarter occurring within three years of the date on which SIC Advisors incurred a liability for such amount, the sum of our net investment income, net capital gains and the amount of any dividends and other distributions paid to us from our portfolio companies (to the extent not included in net investment income or net capital gains for tax purposes) exceeds the distributions paid by us to stockholders. The purpose of the Expense Support Agreement is to cover distributions to stockholders so as to ensure that the distributions do not constitute a return of capital for GAAP purposes and to reduce operating expenses until we have raised sufficient capital to be able to absorb such expenses.

Pursuant to the Expense Support Agreement, we will reimburse SIC Advisors for expense support payments it previously made following any calendar quarter in which we received net investment income, net capital gains and dividends from our portfolio companies in excess of the distributions paid to stockholders during such calendar quarter (the “Excess Operating Funds”). Any such reimbursement will be made within three years of the date that the expense support payment obligation was incurred by SIC Advisors, subject to the conditions described below. The amount of the reimbursement during any calendar quarter will equal the lesser of (i) the Excess Operating Funds received during the quarter and (ii) the aggregate amount of all expense payments made by SIC Advisors that have not yet been reimbursed. In addition, we will only make reimbursement payments if our “operating expense ratio” is equal to or less than our operating expense ratio at the time the corresponding expense payment was incurred and if the annualized rate of our regular cash distributions to stockholders is equal to or greater than the annualized rate of our regular cash distributions to stockholders at the time the corresponding expense payment was incurred.

As of March 31, 2013, we recorded $997,095 in our statement of assets and liabilities as due from affiliate relating to the Expense Support Agreement. For the three months ended March 31, 2013, we recorded an expense reimbursement of $685,404 on the statement of operations. Expense reimbursements to SIC Advisors will be accrued as they become probable and estimable. For the three months ended March 31, 2013, we did not record any expense reimbursements to SIC Advisors.

Net Realized Gains/Losses from Investments

We measure realized gains or losses by the difference between the net proceeds from the disposition and the amortized cost basis of an investment, without regard to unrealized gains or losses previously recognized.

During the three months ended March 31, 2013 we recognized $110,635 of realized gains on our portfolio investments.

Net Unrealized Appreciation/Depreciation on Investments

Net change in unrealized appreciation on investments reflects the net change in the fair value of our investment portfolio. For the three months ended March 31, 2013, we had unrealized appreciation of $746,319 on our portfolio investments.

Changes in Net Assets from Operations

For the three months ended March 31, 2013, we recorded a net increase and decrease in net assets resulting from operations of $1,391,187. Based on 3,226,281.1 weighted average common shares outstanding for the three months ended March 31, 2013, our per share net increase and decrease in net assets resulting from operations was $0.43.

Financial Condition, Liquidity and Capital Resources

As a BDC, we distribute substantially all of our net income to our stockholders and have an ongoing need to raise additional capital for investment purposes. To fund growth, we have a number of alternatives available to increase capital; including raising equity, increasing debt, and funding from operational cash flow.

Our liquidity and capital resources have been generated primarily from the net proceeds of our public offering of common stock and borrowings pursuant to the prime brokerage account we have with Barclays Capital, Inc.

As of March 31, 2013, we had $3.9 million in cash and cash equivalents. In the future, we may generate cash from future offerings of securities, future borrowings and cash flows from operations, including interest earned from the temporary investment of cash in U.S. government securities and other high-quality debt investments that mature in one year or less. Our primary use of funds is investments in our targeted asset classes, cash distributions to our stockholders, and other general corporate purposes.

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

On April 24, 2012, we entered into a prime brokerage services agreement (“PBSA”) with Barclays Capital Inc. (“Barclays”) whereby Barclays provides financing for some portion of our Senior secured note. Under the terms of the PBSA, we are required to post a specified amount of collateral, in accordance with the margin requirements described in the agreement, generally between 20% and 50% of the market value of each Senior secured note as determined by Barclays. To secure the performance of our obligations under the PBSA, Barclays has been granted a first priority security interest and lien on all of the assets covered by the PBSA. Neither the cash collateral posted as margin nor our other assets covered by the PBSA are available to pay our debts. As of March 31, 2013, our borrowings under the Margin Facility totaled $12,669,103 and were recorded as due to broker on our statement of assets and liabilities. Our average outstanding borrowings for the quarter ended March 31, 2013 was $11,185,285. The rate is variable and ranges from LIBOR plus 0.25% to LIBOR plus 2.00%. We may use leverage that increases the effect of any investment fair value changes on capital.

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

Subject to our board of directors’ discretion and applicable legal restrictions, we expect to authorize and pay monthly distributions to our stockholders. Any distributions to our stockholders will be declared out of assets legally available for distribution. We expect to continue making monthly distributions unless our results of operations, our general financial condition, general economic conditions, or other factors prohibit us from doing so. From time to time, but not less than quarterly, we will review our accounts to determine whether distributions to our stockholders are appropriate. We have not established limits on the amount of funds we may use from available sources to make distributions. We expect that for a significant time after the commencement of this offering, substantially all of our distributions will result from expense support payments made by SIC Advisors that may be subject to repayment by us within three years. The purpose of this arrangement is to avoid such distributions being characterized as returns of capital for GAAP purposes. We may still have distributions which could be characterized as a return of capital for tax purposes. Such distributions are not based on our investment performance and can only be sustained if we achieve positive investment performance in future periods and/or SIC Advisors continues to make expense support payments under the Expense Support Agreement. Any future reimbursements to SIC Advisors will reduce the distributions that would otherwise receive by stockholders. There can be no assurance that we will achieve the performance necessary to sustain our distributions or that we will be able to pay distributions at all. SIC Advisors has no obligation to make expense support payments pursuant to the Expense Support Agreement after June 30, 2013, unless the Expense Support Agreement is extended. For the three months ended March 31, 2013, if expense support payments of $685,404 were not made by SIC Advisors, 100% percent of the distribution rate would have been a return of capital.

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

The following table reflects the cash distributions per share that we have declared or paid to our stockholders since we commenced operations in April 2012. Stockholders of record as of each respective record date were entitled to receive the distribution.

Record Date	Payment Date	Amount per share
July 13 and 31, 2012	August 1, 2012	$0.03333
August 15 and 31, 2012	September 4, 2012	0.03333
September 14 and 28, 2012	October 1, 2012	0.03333
October 15 and 30, 2012	October 31, 2012	0.03333
November 15 and 29, 2012	November 30, 2012	0.03333
December 14 and 28, 2012	December 31, 2012	0.03333
January 15 and 31, 2013	January 31, 2013	0.03333
February 15 and 28, 2013	February 28, 2013	0.03333
March 15 and 29, 2013	March 29, 2013	0.03333
April 15 and 30, 2013	April 30, 2013	0.03333
May 15 and 31, 2013	May 31, 2013	0.03333
June 14 and 28, 2013	June 28, 2013	0.03333

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

We have entered into an Investment Advisory Agreement and Expense Support and Reimbursement Agreement with SIC Advisors in which our senior management holds an equity interest. Members of our senior management also serve as principals of other investment managers affiliated with SIC Advisors that do, and may in the future, manage investment funds, accounts or other investment vehicles with investment objectives similar to ours.

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

Organization and Offering Expenses

Organization and offering expenses are expensed by SIC Advisors, and we may be required to reimburse SIC Advisers for such expenses subject to the terms of the Investment Advisory Agreement. Until such time that we raise $300 million in gross proceeds in connection with the sale of shares of our common stock, continuous offering expenses will be expensed by SIC Advisors. After such time, continuous offering expenses, excluding sales load, will be capitalized on our balance sheet as deferred offering expenses and expensed to our statement of operations in the period incurred.

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

Item 3: Quantitative and Qualitative Disclosures About Market Risk.

We are subject to financial market risks, including changes in interest rates. Pursuant to the Prime Brokerage Services Agreement, we post a specified amount of collateral, in accordance with the margin requirements described in the agreement, generally between 20% and 50% of the market value of each secured bond investment as determined by Barclays, in exchange for Barclays agreeing to provide financing for some portion of our senior secured note investments. As a result, our net investment income is dependent upon the difference between the rate at which we borrow funds and the rate at which we invest these funds. In periods of rising interest rates, our cost of funds would increase, which may reduce our net investment income. As a result, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income.

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

Change In Internal Control Over Financial Reporting

No change occurred in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the three months ended March 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II - Other Information

Item 1:	Legal Proceedings.

We are not currently subject to any legal proceedings, nor, to our knowledge, are any legal proceedings threatened against us or our subsidiaries.

Item 1A:	Risk Factors.

In addition to other information set forth in this report, you should carefully consider the “Risk Factors” discussed in our final annual report on Form 10-K filed with the SEC on March 15, 2013, which could materially affect our business, financial condition and/or operating results. Additional risks or uncertainties not currently known to us or that we currently deem to be immaterial also may materially affect our business, financial condition and/or operating results. There has been no material changes in the risk factors included in our prospectus, as amended or supplemented.

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

Dated: May 9, 2013	Sierra Income Corporation.

	By	/s/ Seth Taube
Seth Taube Chief Executive Officer (Principal Executive Officer)

Dated: May 9, 2013	By	/s/ Richard T. Allorto, Jr.
Richard T. Allorto, Jr. Chief Financial Officer (Principal Accounting and Financial Officer)