Form 10-Q
period 2013-06-30
Sierra Income Corp
filed 2013-08-07
CIK 1523526

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2013

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

As of August 2, 2013, the Registrant had 7,498,057 shares of common stock, $0.001 par value, outstanding.

Part I. Financial Information

Item 1. Financial Statements

Sierra Income Corporation

Statements of Assets and Liabilities

	As of
	June 30, 2013	December 31, 2012
	(unaudited)
ASSETS
Non-Controlled/Non-Affiliated investments, at fair value (amortized cost of $75,361,038 and $30,599,349, respectively)	$75,425,508	$30,580,211
Cash and cash equivalents	2,894,567	6,651,767
Interest receivable	1,332,595	784,637
Due from affiliate (Note 6)	1,220,931	814,814
Unsettled trades receivable	1,015,000	—
Prepaid expenses and other assets	28,878	8,949

Total assets	$81,917,479	$38,840,378

LIABILITIES
Due to prime broker	$23,095,689	$17,345,794
Unsettled trades payable	3,440,000	—
Accounts payable and accrued expenses	539,516	504,442
Management fee	358,389	171,317
Administrator fees	158,824	128,459
Due to affiliate	62,641	55,927
Provisional incentive fee	34,735	628
Interest payable	15,876	10,829

Total liabilities	$27,705,670	$18,217,396

NET ASSETS
Common shares, par value $.001 per share, 250,000,000 common shares authorized, 5,939,363 and 2,300,573 common shares issued and outstanding, respectively	$5,939	$2,301
Capital in excess of par value	53,814,696	20,436,709
Accumulated net realized gain/(loss) from investments	(1,427)	—
Accumulated undistributed net investment income	328,131	203,132
Net unrealized appreciation/(depreciation) on investments	64,470	(19,160)

Total net assets	54,211,809	20,622,982

Total liabilities and net assets	$81,917,479	$38,840,378

NET ASSET VALUE PER SHARE	$9.13	$8.96

See accompanying notes to the financial statements.

Sierra Income Corporation

Statements of Operations

	Three Months Ended June 30		Six Months Ended June 30
	2013	2012	2013	2012
INVESTMENT INCOME
Interest from Non-Controlled/Non-Affiliated investments	$1,461,355	$166,717	$2,454,460	$166,717
Other fee income	64,750	—	129,460	—
Interest from cash and cash equivalents	179	199	441	199

Total investment income	1,526,284	166,916	2,584,361	166,916

EXPENSES
Base management fee	358,389	36,442	603,888	36,442
Organizational and offering costs reimbursed to an affiliate (Note 6)	280,353	1,000	458,520	126,000
Professional fees	192,949	246,422	488,225	246,422
Administrator expenses	158,824	105,761	296,914	105,761
General and administrative expenses	118,445	146,372	222,716	146,372
Directors fees	41,875	71,130	85,640	71,130
Insurance expense	31,432	35,745	58,331	35,745
Interest and financing expenses	36,850	3,983	65,495	3,983
Provisional incentive fee	(114,528)	—	34,108	—

Total gross expenses	1,104,589	646,855	2,313,837	771,855
Expense support reimbursement (Note 6)	(732,424)	(454,874)	(1,417,828)	(454,874)

Net expenses	372,165	191,981	896,009	316,981

NET INVESTMENT INCOME/(LOSS)	1,154,119	(25,065)	1,688,352	(150,065)

Net realized gain/(loss) from investments	(1,427)	25,065	109,208	25,065
Net change in unrealized appreciation/(depreciation) on investments	(662,689)	(18,266)	83,630	(18,266)

Net gain/(loss) on investments	(664,116)	6,799	192,838	6,799

NET INCREASE/(DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS	$490,003	$(18,266)	$1,881,190	$(143,266)

WEIGHTED AVERAGE — BASIC AND DILUTED EARNINGS PER COMMON SHARE	$0.09	$(0.02)	$0.45	$(0.31)

WEIGHTED AVERAGE — BASIC AND DILUTED NET INVESTMENT INCOME PER COMMON SHARE	$0.22	$(0.03)	$0.40	$(0.32)

WEIGHTED AVERAGE COMMON STOCK OUTSTANDING — BASIC AND DILUTED	5,150,372	926,826	4,193,642	463,468

DIVIDENDS DECLARED PER COMMON SHARE	$0.20	$—	$0.40	$—

See accompanying notes to the financial statements.

Sierra Income Corporation

Statements of Changes in Net Assets

	For the six months ended June 30,
	2013	2012
	(unaudited)	(unaudited)
INCREASE FROM OPERATIONS
Net investment income/(loss)	$1,688,352	$(150,065)
Net realized gain on investments	109,208	25,065
Net change in unrealized appreciation/(depreciation) on investments	83,630	(18,266)

Net increase/(decrease) in net assets resulting from operations	1,881,190	(143,266)

SHAREHOLDER DISTRIBUTIONS
Distributions from realized gains	(110,635)	—
Distributions from net investment income	(1,563,353)	—

Net decrease in net assets from shareholder distributions	(1,673,988)	—

CAPITAL SHARE TRANSACTIONS
Issuance of common shares, net of underwriting costs	32,930,878	10,080,000
Issuance of common shares pursuant to distribution reinvestment plan	450,747	—

Net increase in net assets resulting from capital share transactions	33,381,625	10,080,000

Total increase in net assets	33,588,827	9,936,734
Net assets at beginning of period	20,622,982	1,000

Net assets at end of period (including accumulated undistributed net investment income/(loss) of $326,704 and $(150,065), respectively)	$54,211,809	$9,937,734

Net asset value per common share	$9.13	$8.90
Common shares outstanding, beginning of period	2,300,573	—
Issuance of common shares	3,589,695	1,116,182
Issuance of common shares pursuant to distribution reinvestment plan	49,095	—

Common shares outstanding, end of period	5,939,363	1,116,182

See accompanying notes to the financial statements.

Sierra Income Corporation

Statements of Cash Flows

	For the six months ended June 30,
	2013	2012
	(unaudited)	(unaudited)
Cash flows from operating activities
NET INCREASE/(DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS	$1,881,190	$(143,266)
ADJUSTMENT TO RECONCILE NET INCREASE/(DECREASE) IN NET ASSETS FROM OPERATIONS TO NET CASH USED IN OPERATING ACTIVITIES
Paid-in-kind interest income	(580)	(501)
Net amortization of premium on investments	3,774	9,924
Net realized (gain)/loss on investments	(109,208)	(25,065)
Net change in unrealized appreciation/(depreciation) on investments	(83,630)	18,266
Purchases of investments	(60,520,596)	(13,940,501)
Proceeds from sale investments	15,864,943	2,980,065
(Increase)/decrease in operating assets:
Interest receivable	(547,958)	(272,056)
Unsettled trades receivable	(1,015,000)	—
Prepaid expenses and other assets	(19,929)	(30,909)
Due from affiliate	(406,117)	(454,874)
Increase/(decrease) in operating liabilities:
Unsettled trades payable	3,440,000	—
Management fee	187,072	36,442
Interest payable	5,047	3,983
Accounts payable and accrued expenses	35,074	405,818
Administration services fees	30,365	105,761
Due to affiliate	6,714	200,907
Provisional incentive fee	34,107	—

NET CASH USED IN OPERATING ACTIVITIES	(41,214,732)	(11,106,006)

Cash flows from financing activities
Borrowings under prime broker margin account	5,749,895	8,124,875
Proceeds from issuance of common stock, net of underwriting costs	32,930,878	10,080,000
Payment of cash dividends	(1,223,241)	—

NET CASH PROVIDED BY FINANCING ACTIVITIES	37,457,532	18,204,875

TOTAL INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS	(3,757,200)	7,098,869
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	6,651,767	1,000

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$2,894,567	$7,099,869

Supplemental Information
Cash paid during the period for interest	$60,448	$—
Supplemental non-cash information
Paid-in-kind interest income	$580	$(501)
Net amortization of premium on investments	$(3,774)	$(9,924)
Issuance of common shares in connection with distribution reinvestment plan	$450,747	$—

See accompanying notes to the financial statements.

Sierra Income Corporation

Schedule of Investments

As of June 30, 2013

(unaudited)

Company(1)	Industry	Type of Investment	Maturity	Par Amount	Cost	Fair Value	% of Net Assets(2)
Non-Controlled/non-affiliated investments — 139.1%
Aderant North America, Inc.	Electronics	Senior Secured Second Lien Term Loans LIBOR + 8.750%, 1.250% Floor(4)	6/20/2019	$450,000	$450,000	$450,000	0.8%

				450,000	450,000	450,000
Alcatel — Lucent USA, Inc.	Communications	Senior Secured First Lien Term Loans LIBOR + 6.000%, 1.250% Floor	1/30/2019	995,000	990,306	1,002,462	1.8%

				995,000	990,306	1,002,462
ALG USA Holdings, Inc.	Travel and Entertainment	Senior Secured Second Lien Term Loans LIBOR + 9.000%, 1.250% Floor	2/28/2020	2,000,000	1,961,059	2,007,500	3.7%

				2,000,000	1,961,059	2,007,500
American Apparel, Inc.	Retail Stores	Senior Secured Notes 13.000%(3)(4)(5)	4/15/2020	2,500,000	2,457,599	2,512,500	4.6%

				2,500,000	2,457,599	2,512,500
Associated Asphalt Partners LLC	Business Services	Senior Secured Notes 8.500%(3)(5)	2/15/2018	1,000,000	1,000,000	1,000,000	1.8%

				1,000,000	1,000,000	1,000,000
Atkore International, Inc.	Mining, Steel, Iron, and Nonprecious Metals	Senior Secured Notes 9.875%(3)(4)	1/1/2018	750,000	734,561	793,125	1.5%

				750,000	734,561	793,125
Bon-Ton Stores, Inc.	Retail Stores	Senior Secured Notes 10.625%(3)(6)	7/15/2017	1,698,000	1,614,619	1,695,878	3.1%

				1,698,000	1,614,619	1,695,878
Caesars Entertainment Operating Co., Inc.	Gaming	Senior Secured Notes 11.250%(3)(6)	6/1/2017	2,500,000	2,648,522	2,600,000	4.8%

				2,500,000	2,648,522	2,600,000
Camp Systems International, Inc.	Aerospace and Defense	Senior Secured Second Lien Term Loans LIBOR + 8.750%, 1.250% Floor	11/30/2019	500,000	491,143	508,125	0.9%

				500,000	491,143	508,125
Cengage Learning, Inc.	Healthcare, Education, and Childcare	Senior Secured Notes 11.500%(3)(5)	4/15/2020	1,250,000	1,343,300	925,000	1.7%

				1,250,000	1,343,300	925,000
Checkers Drive-In Restaurants, Inc.	Restaurant & Franchise	Senior Secured Notes 11.000%(3)(5)	12/1/2017	1,500,000	1,504,575	1,575,000	2.9%

				1,500,000	1,504,575	1,575,000
Clondalkin Acquisitions B.V.	Personal and Nondurable Consumer Products (Manufacturing Only)	Senior Secured Second Lien Term Loans LIBOR + 8.750%, 1.250% Floor(6)	11/30/2020	2,000,000	1,960,376	1,980,000	3.7%

				2,000,000	1,960,376	1,980,000
Cornerstone Chemical Company	Chemicals	Senior Secured Notes 9.375%(3)	3/15/2018	2,000,000	2,000,000	2,102,500	3.9%
		Senior Secured Notes 9.375%(3)(5)	3/15/2018	2,500,000	2,622,145	2,628,125	4.8%

				4,500,000	4,622,145	4,730,625

Company(1)	Industry	Type of Investment	Maturity	Par Amount	Cost	Fair Value	% of Net Assets(2)
Deltek, Inc.	Software	Senior Secured Second Lien Term Loans LIBOR + 8.750%, 1.250% Floor	10/10/2019	2,000,000	1,976,313	1,980,000	3.6%

				2,000,000	1,976,313	1,980,000
Dispensing Dynamics International, Inc.	Personal and Nondurable Consumer Products (Manufacturing Only)	Senior Secured Notes 12.500%(3)(4)(5)	1/1/2018	2,200,000	2,177,776	2,215,303	4.1%

				2,200,000	2,177,776	2,215,303
Erickson Air-Crane, Inc.	Industrial	Senior Secured Notes 8.250%(3)(5)	5/1/2020	200,000	200,000	196,000	0.4%

				200,000	200,000	196,000
Exide Technologies	Machinery (Nonagriculture, Nonconstruction, Nonelectric)	Senior Secured Notes 8.625%(3)(4)(5)	2/1/2018	2,145,281	1,735,887	1,300,577	2.4%

				2,145,281	1,735,887	1,300,577
Fifth and Pacific Companies, Inc.	Retail Stores	Senior Secured Notes 10.500%(3)(5)(6)	4/15/2019	500,000	550,215	546,875	1.0%

				500,000	550,215	546,875
Gastar Exploration USA, Inc.	Energy	Senior Secured Notes 8.625%(3)(5)	5/15/2018	3,000,000	3,000,000	2,838,750	5.2%

				3,000,000	3,000,000	2,838,750
GETCO Financing Escrow LLC	Business Services	Senior Secured Notes 8.250%(3)(5)(6)	6/15/2018	3,000,000	3,000,000	2,906,250	5.4%

				3,000,000	3,000,000	2,906,250
Great Atlantic & Pacific Tea Company	Grocery	Senior Secured First Lien Term Loans LIBOR + 9.000%, 2.000% Floor(4)	3/13/2017	937,827	956,828	956,584	1.8%

				937,827	956,828	956,584
Green Field Energy Services, Inc.	Oil and Gas	Senior Secured Notes 13.000%(3)(4)(5)	11/15/2016	724,000	713,316	738,480	1.4%

				724,000	713,316	738,480
Green Field Energy Services, Inc., Warrants, expires 11/15/21	Oil and Gas	Warrants/Equity(7)		709	29,000	28,360	0.1%

				709	29,000	28,360
Healogics, Inc.	Healthcare, Education, and Childcare	Senior Secured Second Lien Term Loans LIBOR + 8.000%, 1.250% Floor	2/5/2020	1,500,000	1,485,659	1,533,750	2.8%

				1,500,000	1,485,659	1,533,750
IDQ Holdings, Inc.	Automobile	Senior Secured Notes 11.500%(3)(5)	4/1/2017	1,000,000	1,040,111	1,100,000	2.0%

				1,000,000	1,040,111	1,100,000
Ineos Finance PLC	Chemicals	Senior Secured Notes 7.500%(3)(5)	5/1/2020	1,250,000	1,283,280	1,315,625	2.4%

				1,250,000	1,283,280	1,315,625
Integra Telecom, Inc.	Telecommunications	Senior Secured Second Lien Term Loans LIBOR + 8.500%, 1.250% Floor(4)	2/22/2020	1,618,000	1,607,335	1,664,518	3.1%

				1,618,000	1,607,335	1,664,518
Interface Security Systems, Inc.	Business Services	Senior Secured Notes 9.250%(3)(4)(5)	1/15/2018	3,417,000	3,482,653	3,485,340	6.4%

				3,417,000	3,482,653	3,485,340
IronGate Energy Services LLC	Energy	Senior Secured Notes 11.000%(3)(5)	7/1/2018	3,000,000	2,944,105	2,943,960	5.4%

				3,000,000	2,944,105	2,943,960

Company(1)	Industry	Type of Investment	Maturity	Par Amount	Cost	Fair Value	% of Net Assets(2)
Linc Energy Finance (USA), Inc.	Oil and Gas	Senior Secured Notes 12.500%(3)(4)(6)	10/31/2017	500,000	483,806	547,500	1.0%
		Senior Secured Notes 12.500%(3)(4)	10/31/2017	500,000	498,227	547,500	1.0%

				1,000,000	982,033	1,095,000
Liquidnet Holdings, Inc.	Business Services	Senior Secured First Lien Term Loans LIBOR + 8.000%, 1.250% Floor	5/7/2017	2,962,500	2,933,675	3,014,344	5.6%

				2,962,500	2,933,675	3,014,344
Livingston International, Inc.	Business Services	Senior Secured Second Lien Term Loans LIBOR + 7.750%, 1.250% Floor(6)	4/18/2020	1,000,000	980,406	995,000	1.8%

				1,000,000	980,406	995,000
Maxim Crane Works Holdings, Inc.	Industrial	Senior Secured Notes 12.250%(3)(5)	4/15/2015	1,500,000	1,526,144	1,552,500	2.9%

				1,500,000	1,526,144	1,552,500
Mohegan Tribal Gaming Authority	Gaming	Senior Secured Notes 11.500%(3)(5)	11/1/2017	1,000,000	1,040,386	1,089,000	2.0%

				1,000,000	1,040,386	1,089,000
Murray Energy Corp.	Energy	Senior Secured Notes 8.625%(3)(5)	6/15/2021	100,000	100,000	100,000	0.2%

				100,000	100,000	100,000
Pittsburgh Glass Works LLC	Automobile	Senior Secured Notes 8.500%(3)(5)	4/15/2016	1,425,000	1,338,420	1,405,406	2.6%

				1,425,000	1,338,420	1,405,406
Prince Minerals Holding Corp.	Mining, Steel, Iron, and Nonprecious Metals	Senior Secured Notes 11.500%(3)(4)(5)	12/15/2019	1,200,000	1,186,534	1,284,000	2.4%

				1,200,000	1,186,534	1,284,000
Reddy Ice Group, Inc.	Beverage, Food, and Tobacco	Senior Secured Second Lien Term Loans LIBOR + 9.500%, 1.250% Floor(4)	10/1/2019	2,000,000	2,000,000	1,960,997	3.6%

				2,000,000	2,000,000	1,960,997
Satmex Mexicanos, S.A. de C.V.	Telecommunications	Senior Secured Notes 9.500%(3)(5)(6)	5/15/2017	1,000,000	1,032,033	1,057,500	2.0%

				1,000,000	1,032,033	1,057,500
School Specialty, Inc.	Healthcare, Education, and Childcare	Senior Secured First Lien Term Loans LIBOR + 8.500%, 1.000% Floor	6/11/2019	2,500,000	2,450,000	2,450,000	4.5%

				2,500,000	2,450,000	2,450,000
Securus Technologies, Inc.	Telecommunications	Senior Secured Second Lien Term Loans LIBOR + 9.000%, 1.750% Floor	4/30/2021	2,000,000	1,980,374	1,972,500	3.6%

				2,000,000	1,980,374	1,972,500
Sesac Holdco II, Inc.	Business Services	Senior Secured Second Lien Term Loans LIBOR + 8.750%, 1.250% Floor(4)	7/12/2019	750,000	750,285	763,948	1.4%

				750,000	750,285	763,948
Shale-Inland Holdings, Inc.	Energy	Senior Secured Notes 8.750%(3)(5)	11/15/2019	1,000,000	993,861	1,025,000	1.9%

				1,000,000	993,861	1,025,000
Sizzling Platter, LLC	Restaurant & Franchise	Senior Secured Notes 12.250%(3)(4)(5)	4/15/2016	2,063,000	2,136,577	2,155,835	4.0%

				2,063,000	2,136,577	2,155,835

Company(1)	Industry	Type of Investment	Maturity	Par Amount	Cost	Fair Value	% of Net Assets(2)
Sorenson Communications	Communications	Senior Secured First Lien Term Loans LIBOR + 8.250%, 1.250% Floor	10/31/2014	1,995,000	1,995,000	1,987,519	3.7%

				1,995,000	1,995,000	1,987,519
Tempel Steel Company	Mining, Steel, Iron, and Nonprecious Metals	Senior Secured Notes 12.000%(3)(4)(5)	8/15/2016	1,115,000	1,104,387	1,070,400	2.0%

				1,115,000	1,104,387	1,070,400
Tower International, Inc.	Automobile	Senior Secured Notes 10.625%(3)(4)(5)	9/1/2017	63,000	65,119	66,150	0.1%

				63,000	65,119	66,150
U.S. Well Services, LLC	Oil and Gas	Senior Secured Notes 14.500%(3)(4)(5)	2/15/2017	2,816,605	2,804,948	2,821,139	5.2%

				2,816,605	2,804,948	2,821,139
U.S. Well Services, LLC, Warrants, expires 2/15/19	Oil and Gas	Warrants/Equity(4)(7)		1,731	173	28,683	0.1%

				1,731	173	28,683

Total non-controlled/non-affiliated investments					$75,361,038	$75,425,508	139.1%

(1)

All of our investments are domiciled in the United States, except for Satmex Mexicanos S.A. de C.V., Livingston International, Inc., and Clondalkin Acquisitions B.V., which are domiciled in Mexico, Canada and the Netherlands, respectively.

(2)	Percentage is based on net assets of $54,211,809 as of June 30, 2013.
(3)	Positions are held as collateral for margin borrowings from our prime broker. The fair value for collateral held at June 30, 2013 is $50,141,218.
(4)	An affiliated fund that is managed by an affiliate of SIC Advisors LLC also holds an investment in this security.
(5)	Securities are exempt from registration under Rule 144A of the Securities Act of 1933. These securities represent $41,854,715 and 77.2% of net assets as of June 30, 2013 and are considered restricted.
(6)	The investment is not a qualifying asset under the Investment Company Act of 1940, as amended.
(7)	Security is non-income producing.

Sierra Income Corporation

Schedule of Investments

December 31, 2012(6)

Company(1)	Industry	Type of Investment	Maturity	Par Amount	Cost	Fair Value	% of Net Assets(2)
Non-Controlled/non-affiliated investments —148.3%
Aderant North America, Inc.	Electronics	Senior Secured Loans — Second Lien LIBOR + 8.75%, 1.25% Floor(3)	6/20/2019	$450,000	$450,000	$450,000	2.2%

				450,000	450,000	450,000
Atkore International, Inc.	Mining, Steel, Iron, and Nonprecious Metals	Senior Secured Notes 9.875%(3)(4)(5)	1/1/2018	750,000	733,129	801,600	3.9%

				750,000	733,129	801,600
Bon-Ton Stores, Inc.	Retail Stores	Senior Secured Notes 10.625%(4)(5)	7/15/2017	1,000,000	914,795	951,200	4.6%

				1,000,000	914,795	951,200
Camp Systems International, Inc.	Aerospace & Defense	Senior Secured Loans — Second Lien LIBOR + 8.75%, 1.25% Floor	11/30/2019	500,000	490,523	505,000	2.4%

				500,000	490,523	505,000
Cengage Learning, Inc.	Healthcare, Education, and Childcare	Senior Secured Notes 11.500%(4)(5)	4/15/2020	1,250,000	1,348,108	1,062,500	5.2%

				1,250,000	1,348,108	1,062,500
Checkers Drive-In Restaurants, Inc.	Restaurant & Franchise	Senior Secured Notes 11.000%(4)(5)	12/1/2017	1,500,000	1,504,956	1,504,956	7.3%

				1,500,000	1,504,956	1,504,956
Deltek, Inc.	Software	Senior Secured Loans — Second Lien LIBOR + 8.75%, 1.25% Floor(3)	10/31/2019	1,000,000	985,343	985,343	4.8%

				1,000,000	985,343	985,343
Dispensing Dynamics International, Inc.	Personal and Nondurable Consumer Products (Manufacturing Only)	Senior Secured Notes 12.500%(3)(4)(5)	1/1/2018	1,200,000	1,176,009	1,176,009	5.7%

				1,200,000	1,176,009	1,176,009
EarthLink, Inc.	Telecommunications	Senior Secured Notes 10.500%(4)(5)	4/1/2016	900,000	950,574	957,420	4.6%

				900,000	950,574	957,420
Exide Technologies	Machinery (Nonagriculture, Nonconstruction, Nonelectric)	Senior Secured Notes 8.625%(3)(4)(5)	2/1/2018	1,600,000	1,336,979	1,364,001	6.6%

				1,600,000	1,336,979	1,364,001
Fifth and Pacific Companies, Inc.	Retail Stores	Senior Secured Notes 10.500%(4)(5)	4/15/2019	500,000	557,130	557,130	2.7%

				500,000	557,130	557,130
Great Atlantic & Pacific Tea Company	Grocery	Senior Secured Loans — First Lien LIBOR + 9%, 2% Floor(3)	3/13/2017	942,875	964,535	964,535	4.7%

				942,875	964,535	964,535
Green Field Energy Services, Inc.	Oil and Gas	Senior Secured Notes 13.000%(4)(5)	11/15/2016	512,000	494,791	494,791	2.4%
		Warrants/Equity		20,000	20,000	15,115	0.1%

				532,000	514,791	509,906

Company(1)	Industry	Type of Investment	Maturity	Par Amount	Cost	Fair Value	% of Net Assets(2)
IDQ Holdings, Inc.	Automobile	Senior Secured Notes 11.500%(4)(5)	4/1/2017	1,000,000	1,044,468	1,078,200	5.2%

				1,000,000	1,044,468	1,078,200
Ineos Finance PLC	Chemicals	Senior Secured Notes 7.500%(4)(5)	5/1/2020	1,250,000	1,285,207	1,285,207	6.2%

				1,250,000	1,285,207	1,285,207
Innovation Ventures, Inc.	Retail	Senior Secured Notes 9.500%(4)(5)	8/1/2019	1,250,000	1,224,724	1,179,375	5.7%

				1,250,000	1,224,724	1,179,375
Integra Telecom, Inc.	Telecommunications	Senior Secured Notes 10.750%(3)(4)(5)	4/15/2016	750,000	722,600	757,500	3.7%

				750,000	722,600	757,500
Linc Energy Finance (USA), Inc.	Oil and Gas	Senior Secured Notes 12.500%(3)(4)(5)	10/31/2017	1,000,000	980,715	980,715	4.8%

				1,000,000	980,715	980,715
Maxim Crane Works Holdings, Inc.	Industrial	Senior Secured Notes 12.250%(4)(5)	4/15/2015	1,000,000	1,010,037	1,029,400	5.0%

				1,000,000	1,010,037	1,029,400
Mohegan Tribal Gaming Authority	Gaming	Senior Secured Notes 11.500%(4)(5)	11/1/2017	1,000,000	1,045,312	1,045,312	5.1%

				1,000,000	1,045,312	1,045,312
Pittsburgh Glass Works, LLC	Automobile	Senior Secured Notes 8.500%(4)(5)	4/15/2016	1,425,000	1,325,728	1,311,000	6.4%

				1,425,000	1,325,728	1,311,000
Prince Minerals Holding Corp.	Mining, Steel, Iron, and Nonprecious Metals	Senior Secured Notes 11.500%(3)(4)(5)	12/15/2019	1,200,000	1,186,001	1,248,000	6.1%

				1,200,000	1,186,001	1,248,000
Satmex Mexicanos, S.A. de C.V.	Telecommunications	Senior Secured Notes 9.500%(4)(5)	5/15/2017	1,000,000	1,035,564	1,035,564	5.0%

				1,000,000	1,035,564	1,035,564
Securus Technologies, Inc.	Telecommunications	Senior Secured Loans — Second Lien LIBOR + 9.00%, 1.75% Floor	5/31/2018	500,000	490,854	490,854	2.4%

				500,000	490,854	490,854
Shale-Inland Holdings, Inc.	Energy	Senior Secured Notes 8.750%(4)(5)	11/15/2019	1,000,000	993,624	1,010,000	4.9%

				1,000,000	993,624	1,010,000
Sizzling Platter, LLC	Restaurant & Franchise	Senior Secured Notes 12.250%(3)(4)(5)	4/15/2016	1,652,000	1,715,987	1,715,987	8.3%

				1,652,000	1,715,987	1,715,987
Tempel Steel Company	Mining, Steel, Iron, and Nonprecious Metals	Senior Secured Notes 12.000%(3)(4)(5)	8/15/2016	1,115,000	1,102,986	1,090,024	5.3%

				1,115,000	1,102,986	1,090,024
Tower International, Inc.	Automobile	Senior Secured Notes 10.625%(3)(4)(5)	9/1/2017	500,000	518,324	534,500	2.6%

				500,000	518,324	534,500
Travelport LLC	Business Services	Senior Secured Loans — Second Lien LIBOR + 9.5%, 1.5% Floor	11/22/2015	500,000	487,178	497,050	2.4%

				500,000	487,178	497,050
US Well Services, Inc.	Oil and Gas	Senior Secured Notes 14.500%(3)(4)(5)	2/15/2017	1,518,405	1,504,921	1,503,828	7.3%
		Warrants/Equity(3)		1,518	152	—	0.0%

				1,519,923	1,505,073	1,503,828

Company(1)	Industry	Type of Investment	Maturity	Par Amount	Cost	Fair Value	% of Net Assets(2)
WeLocalize, Inc.	Business Services	Senior Secured Loans — First Lien LIBOR + 8%, 2% Floor(3)	11/19/2015	459,478	459,478	459,478	2.2%
		Senior Secured Loans — First Lien LIBOR + 9%, 2% Floor, 1.25% PIK(3)	11/19/2015	538,617	538,617	538,617	2.6%

				998,095	998,095	998,095
Total non-controlled/ non-affiliated investments					30,599,349	30,580,211	148.3%

US Government Treasuries — 29.1%
US Treasury Bill		Government Securities 1.375%	1/15/2013	6,000,000.00	6,003,022	6,003,000	29.1%

Total Investments and US Government Treasuries — 177.4%					$36,602,371	$36,583,211	177.4%

(1)	All of our investments are domiciled in the United States except for Satmex Mexicanos S.A. de C.V., which is domiciled in Mexico.
(2)	Percentage is based on net assets of $20,622,982 as of December 31, 2012.
(3)	An affiliated fund that is managed by an affiliate of SIC Advisors LLC also holds an investment in this security.
(4)

Securities are exempt from registration under Rule 144A of the Securities Act of 1933. These securities represent $25,674,219 and 124.6% of net assets as of December 31, 2012 and are considered restricted.

(5)	Positions are held as collateral for margin borrowings from our prime broker. The fair value for collateral held at December 31, 2012 is $25,674,219.
(6)	The December 31, 2012 presentation has been revised to conform to the current period presentation.

SIERRA INCOME CORPORATION

Notes to Financial Statements

June 30, 2013

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

On April 17, 2012, the Company successfully reached its minimum escrow requirement and officially commenced operations by issuing 1,108,033 shares of common stock to SIC Advisors for gross proceeds of $10,000,000. The Company’s offering period is currently scheduled to terminate two years after the initial offering date, or April 16, 2014, unless extended. Since commencing its operations, the Company has sold a total of 5,939,363 shares of common stock for total proceeds of $58,114,861, which includes the shares sold to SIC Advisors. The proceeds from the issuance of common stock are presented in the Company’s statements of changes in net assets and statements of cash flows and are presented net of selling commissions and dealer manager fees.

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

Note 2. Significant Accounting Policies

Basis of Presentation

The accompanying financial statements have been prepared on the accrual basis of accounting in conformity with U.S. generally accepted accounting principles (“GAAP”). Additionally, the accompanying financial statements of the Company and related financial information have been prepared pursuant to the requirements for reporting on Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain disclosures accompanying annual financial statements prepared in accordance with GAAP are omitted. In the opinion of management, the unaudited financial results included herein contain all adjustments, consisting solely of normal recurring accruals, considered necessary for the fair presentation of financial statements for the interim periods included herein. The current period’s results of operations will not necessarily be indicative of results that ultimately may be achieved for the fiscal year ending 2013.

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

Origination, amendment, closing and/or commitment fees associated with investments in portfolio companies are recognized as income when we become entitled to such fees. Other fees are capitalized as deferred revenue and recorded into income over the respective period. Other fee income for the three and six months ended June 30, 2013 was $64,750 and $129,460, respectively.

Prepayment penalties received by the Company for debt instruments paid back to the Company prior to the maturity date are recorded as income upon receipt.

The Company holds debt investments in its portfolio that contain a payment-in-kind (“PIK”) interest provision. PIK interest, which represents contractually deferred interest added to the investment balance that is generally due at maturity, is recorded on the accrual basis to the extent such amounts are expected to be collected. PIK interest is not accrued if the Company does not expect the issuer to be able to pay all principal and interest when due. For the three and six months ended June 30, 2013 the Company earned $0 and $580 in PIK interest, respectively.

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

Investment Classification

The Company classifies its investments in accordance with the requirements of the 1940 Act. Under the 1940 Act, it would be deemed to “control” a portfolio company if it owned more than 25% of its outstanding voting securities and/or had the power to exercise control over the management or policies of such portfolio company. The Company refers to such investments in portfolio companies that it “controls” as “Control Investments.” Under the 1940 Act, the Company would be deemed to be an “Affiliated Person” of a portfolio company if it owns between 5% and 25% of the portfolio company’s outstanding voting securities or if it is under common control with such portfolio company. The Company refers to such investments in Affiliated Persons as “Affiliated Investments.” As of June 30, 2013, the Company has no Controlled Investments or Affiliated Investments.

Valuation of Investments

The Company applies fair value accounting to all of its financial instruments in accordance with the 1940 Act and ASC Topic 820 — Fair Value Measurements and Disclosures (“ASC 820”). ASC 820 defines fair value, establishes a framework used to measure fair value and requires disclosures for fair value measurements. In accordance with ASC 820, the Company has categorized its financial instruments carried at fair value, based on the priority of the valuation technique, into a three-level fair value hierarchy as discussed in Note 4. Fair value is a market-based measure considered from the perspective of the market participant who holds the financial instrument rather than an entity specific measure. Therefore, when market assumptions are not readily available, the Company’s own assumptions are set to reflect those that management believes market participants would use in pricing the financial instrument at the measurement date.

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

The Company undertakes a multi-step valuation process each quarter when valuing investments for which market quotations are not readily available, as described below:

•	the Company’s quarterly valuation process begins with each portfolio investment being initially valued by the investment professionals responsible for monitoring the portfolio investment;

•	conclusions are then documented and discussed with senior management; and

•

an independent valuation firm engaged by the Company’s board of directors prepares an independent valuation report for approximately one third of the portfolio investments each quarter on a rotating quarterly basis on non fiscal year-end quarters, such that each of these investments will be valued by an independent valuation firm at least twice per annum when combined with the fiscal year-end review of all the investments by independent valuation firms.

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

Federal Income Taxes

The Company intends to elect to be treated as a RIC under subchapter M of the Code and operate in a manner so as to qualify for the tax treatment applicable to RICs. In order to qualify as a RIC, among other things, the Company is required to meet certain source of income and asset diversification requirements and timely distribute to its stockholders at least 90% of the sum of its investment company taxable income (“ICTI”) including PIK, as defined by the Code, and net tax exempt interest income (which is the excess of the Company’s gross tax exempt interest income over certain disallowed deductions) for each taxable year in order to be eligible for tax treatment under subchapter M of the Code. Depending on the level of ICTI earned in a tax year, the Company may choose to carry forward ICTI in excess of current year dividend distributions into the next tax year. Any such carryover ICTI must be distributed before the end of that next tax year through a dividend declared prior to filing the final tax return related to the year which generated such ICTI.

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

There were no material uncertain income tax positions at June 30, 2013. Although we file federal and state tax returns, our major tax jurisdiction is federal. The Company’s inception-to-date federal tax years remain subject to examination by the Internal Revenue Service.

The Company accounts for income taxes in conformity with ASC Topic 740 — Income Taxes (“ASC 740”). ASC 740 provides guidelines for how uncertain tax positions should be recognized, measured, presented and disclosed in financial statements. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions deemed to meet a “more-likely-than-not” threshold would be recorded as a tax benefit or expense in the current period. The Company recognizes interest and penalties, if any, related to unrecognized tax benefits as income tax expense in the statement of operations. There were no material uncertain income tax positions at June 30, 2013. Although the Company files federal and state tax returns, its major tax jurisdiction is federal. The Company’s inception-to-date federal tax years for the Company remain subject to examination by the Internal Revenue Service.

The following table reflects, for tax purposes, the sources of the cash distributions that the Company has paid on its common stock during the six months ended June 30, 2013, and the year ended December 31, 2012:

	Six Months Ended June 30, 2013		Year Ended December 31, 2012
Source of Distribution	Distribution Amount	Percentage	Distribution Amount	Percentage
Return of capital from offering proceeds	$—	—%	$—	—%
Return of capital from borrowings	$—	—%	$—	—%
Net investment income	$1,673,988	100.0%	$637,330	100.0%
Return of capital (other)	$—	—%	$—	—%

Distributions on a tax basis:	$1,673,988	100.0%	$637,330	100.0%

(1)

The Distribution Amount and Percentage reflected for June 30, 2013 are estimated figures. The actual source of distributions for the fiscal year ending 2013 will be calculated in connection with the Company’s year-end procedures.

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

Note 3. Investments

The following table shows the portfolio composition by industry classification at fair value at June 30, 2013:

	Fair Value	Percentage
Business Services	12,164,882	16.1%
Energy	6,907,710	9.2%
Chemicals	6,046,250	8.0%
Healthcare, Education, and Childcare	4,908,750	6.5%
Retail Stores	4,755,253	6.3%
Oil and Gas	4,711,662	6.2%
Telecommunications	4,694,518	6.2%
Personal and Nondurable Consumer Products (Manufacturing Only)	4,195,303	5.6%
Restaurant & Franchise	3,730,835	4.9%
Gaming	3,689,000	4.9%
Mining, Steel, Iron, and Nonprecious Metals	3,147,525	4.2%
Communications	2,989,981	4.0%
Automobile	2,571,556	3.4%
Travel and Entertainment	2,007,500	2.7%
Software	1,980,000	2.6%
Beverage, Food, and Tobacco	1,960,997	2.6%
Industrial	1,748,500	2.3%
Machinery (Nonagriculture, Nonconstruction, Nonelectric)	1,300,577	1.7%
Grocery	956,584	1.3%
Aerospace and Defense	508,125	0.7%
Electronics	450,000	0.6%

Total	$75,425,508	100.0%

The following table shows the portfolio composition by industry classification at fair value at December 31, 2012:

	Fair Value	Percentage
Telecommunications	3,241,338	10.5%
Restaurant & Franchise	3,220,943	10.4%
Mining, Steel, Iron, and Nonprecious Metals	3,139,624	10.3%
Oil and Gas	2,994,449	9.8%
Automobile	2,923,700	9.6%
Retail Stores	1,508,330	4.9%
Business Services	1,495,145	4.9%
Machinery (Nonagriculture, Nonconstruction, Nonelectric)	1,364,001	4.5%
Chemicals	1,285,207	4.2%
Retail	1,179,375	3.9%
Personal and Nondurable Consumer Products (Manufacturing Only)	1,176,009	3.8%
Healthcare, Education, and Childcare	1,062,500	3.5%
Gaming	1,045,312	3.4%
Industrial	1,029,400	3.4%
Energy	1,010,000	3.3%
Software	985,343	3.2%
Grocery	964,535	3.2%
Aerospace & Defense	505,000	1.7%
Electronics	450,000	1.5%

Total	$30,580,211	100.0%

The following table summarizes the amortized cost and the fair value of investments as of June 30, 2013:

	Amortized Cost	Percentage	Fair Value	Percentage
Senior secured first lien term loans	$9,325,809	12.4%	$9,410,909	12.5%
Senior secured second lien term loans	15,642,950	20.8	15,816,338	20.9
Senior secured notes	50,363,106	66.8	50,141,218	66.5
Warrants	29,173	0.0	57,043	0.1

Total	$75,361,038	100.0%	$75,425,508	100.0%

The following table summarizes the amortized cost and the fair value of investments as of December 31, 2012:

	Amortized Cost	Percentage	Fair Value	Percentage
Senior secured first lien term loans	$1,962,630	6.4%	$1,962,630	6.4%
Senior secured second lien term loans	2,903,898	9.5	2,928,247	9.6
Senior secured notes	25,712,669	84.0	25,674,219	84.0
Warrants	20,152	0.1	15,115	0.0

Total	$30,599,349	100.0%	$30,580,211	100.0%

The following table shows the portfolio composition by geography classification at fair value at June 30, 2013:

Geography	Fair Value	Percentage
United States	$71,393,008	94.7%
Netherlands	1,980,000	2.6
Mexico	1,057,500	1.4
Canada	995,000	1.3

Total	$75,425,508	100.0%

The following table shows the portfolio composition by geography classification at fair value at December 31, 2012:

Geography	Fair Value	Percentage
United States	$29,544,647	96.6%
Mexico	1,035,564	3.4

Total	$30,580,211	100.0%

Opportunities for co-investments may arise when SIC Advisors or an affiliated adviser becomes aware of investment opportunities that may be appropriate for the Company and other clients, or affiliated funds. As a BDC, the Company is substantially limited in its ability to co-invest in privately negotiated transactions with affiliated funds unless it obtains an exemptive order from the SEC. The Company has applied for such an exemptive order, although there is no assurance that it will obtain the requested relief. Before receiving relief, the Company will only participate in co-investments that are allowed under existing regulatory guidance, such as syndicated loan transactions where price is the only negotiated term, which could limit the types of investments that the Company may make. Please refer to footnote 4 to the Schedule of Investments as of June 30, 2013 for disclosures regarding securities also held by affiliated funds.

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

The following table presents the fair value measurements of the Company’s investments, by major class according to the fair value hierarchy, as of June 30, 2013:

	Level 1	Level 2	Level 3	Total
Senior secured first lien term loans	$—	$—	$9,410,909	$9,410,909
Senior secured second lien term loans	—	—	15,816,338	15,816,338
Senior secured notes	—	5,240,577	44,900,641	50,141,218
Warrants	—	—	57,043	57,043

Total	$—	$5,240,577	$70,184,931	$75,425,508

The following table presents the fair value measurements of the Company’s investments, by major class according to the fair value hierarchy, as of December 31, 2012:

	Level 1	Level 2	Level 3	Total
Senior secured first lien term loans	$—	$—	$1,962,630	$1,962,630
Senior secured second lien term loans	—	—	2,928,247	2,928,247
Senior secured notes	—	3,123,021	22,551,198	25,674,219
Warrants	—	—	15,115	15,115
US Government Treasuries	—	6,003,000	—	6,003,000

Total	$—	$9,126,021	$27,457,190	$36,583,211

The following table provides a reconciliation of the beginning and ending balances for investments that use Level 3 inputs for the six months ended June 30, 2013 based off of fair value hierarchy at June 30, 2013:

	Senior Secured Notes	Senior Secured First Lien Term Loans	Senior Secured Second Lien Term Loans	Warrants/ Equity	Total
Balance, December 31, 2012	$22,551,198	$1,962,630	$2,928,247	$15,115	$27,457,190
Purchases	27,104,738	8,910,409	14,585,449	9,021	50,609,617
Sales	(5,261,845)	(1,554,974)	(1,850,000)	—	(8,666,819)
Transfers in	1,659,221	—	—	—	1,659,221
Transfers out	(1,508,330)	—	—	—	(1,508,330)
Amortization of discount/ (premium)	(33,270)	(1,920)	(8,530)	—	(43,720)
Paid-in-kind interest income	—	580	—	—	580
Net realized gains	4,575	9,085	12,132	—	25,792
Net change in unrealized appreciation/ (depreciation)	384,354	85,099	149,040	32,907	651,400

Balance, June 30, 2013	$44,900,641	$9,410,909	$15,816,338	$57,043	$70,184,931

During the six months ended June 30, 2013, the Company recorded $1,508,330 of transfers from Level 3 to Level 2 due to an increase of observable inputs in market data and $1,659,221 in transfers from Level 2 to Level 3 due to a decrease in observable market data. Transfers are reflected at the value of the securities at the end of the period.

The following table provides a reconciliation of the beginning and ending balances for investments that use Level 3 inputs for the six months ended June 30, 2012 based off of fair value hierarchy at June 30, 2012:

	Senior Secured Notes	Senior Secured First Lien Term Loans	Senior Secured Second Lien Term Loans	Warrants/ Equity	Total
Balance, December 31, 2011	$—	$—	$—	$—	$—
Purchases	9,485,000	2,970,501	1,465,000	20,000	13,940,501
Sales	(1,007,500)	(1,972,565)	—	—	(2,980,065)
Amortization of discount/ (premium)	(10,434)	—	510	—	(9,924)
Paid-in-kind interest income	—	—	—	—	—
Net realized gains	22,500	2,565	—	—	25,065
Net change in unrealized appreciation/ (depreciation)	(11,586)	—	(6,179)	—	(17,765)

Balance, June 30, 2012	$8,477,980	$1,000,501	$1,459,331	$20,000	$10,957,812

During the six months ended June 30, 2012, there were no transfers from Level 3 to Level 2 due to an increase of observable inputs in market data.

The following table presents the quantitative information about level 3 fair value measurements of our investments, as of June 30, 2013:

	Fair Value	Valuation techniques	Unobservable input	Range (weighted average)
Senior secured first lien term loan	$9,410,909	Market approach	Market yield	7.1% – 10.3% (9.0%)
Senior secured second lien term loan	$15,816,338	Market approach	Market yield	8.8% – 11.2% (10.1%)
Senior secured notes	$44,900,641	Market approach	Market yield	6.5% – 23.6% (9.9%)
Warrants/Equity	$57,043	Enterprise valuation analysis	EBITDA multiple	1.80x – 3.80x (2.68x)

The following table presents the quantitative information about level 3 fair value measurements of our investments, as of December 31, 2012:

	Fair Value	Valuation techniques	Unobservable input	Range (weighted average)
Senior secured first lien term loan	$1,962,630	Market approach	Market yield	8.8% – 13.2% (10.8%)
Senior secured second lien term loan	$2,928,247	Market approach	Market yield	8.9% – 13.9% (10.5%)
Senior secured notes	$22,551,198	Market approach	Market yield	4.2% – 15.8% (12.0%)
Warrants/Equity	$15,115	Enterprise valuation analysis	EBITDA multiple	1x

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

The fair value of the Company’s debt obligation is determined in accordance with ASC 820, which defines fair value in terms of the price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The fair value of the Company’s margin borrowings are estimated based upon market interest rates for its own borrowings or entities with similar credit risk, adjusted for nonperformance risk, if any. The Company’s debt obligation is recorded at its carrying value, which approximates fair value.

The Company maintains a prime brokerage account and margin borrowing facility (the “Margin Facility”) with Barclays Capital Inc. (“Barclays”) for investment purposes that is based on the fair value of investments held at Barclays as determined by Barclays. As of June 30, 2013, the Company’s borrowings under the Margin Facility totaled $23,095,689 and were recorded as due to prime broker on the Company’s statement of assets and liabilities. The Company’s average outstanding borrowings for the six months ended June 30, 2013 was $13,603,357. The interest rate charged is variable and ranges from one month LIBOR plus 0.25% to one month LIBOR plus 2.00%. The Company’s weighted average interest rate on borrowings for the six months ended June 30, 2013 was 0.96%.

Note 6. Agreements

Investment Advisory Agreement

On April 16, 2012, the Company entered into an investment advisory agreement (“IAA”) with SIC Advisors to manage the Company’s investment activities. Pursuant to the IAA, SIC Advisors implements the Company’s business strategy on a day-to-day basis and performs certain services for the Company, subject to oversight by the Company’s board of directors. SIC Advisors is responsible for, among other duties, determining investment criteria, sourcing, analyzing and executing investment transactions, asset sales, financings and performing asset management duties. Under the IAA, the Company has agreed to pay SIC Advisors a management fee for investment advisory and management services consisting of a base management fee and an incentive fee.

The base management fee is calculated at an annual rate of 1.75% of the Company’s gross assets payable quarterly in arrears. For purposes of calculating the base management fee, the term “gross assets” includes any assets acquired with the proceeds of leverage. For the first quarter of the Company’s operations, the base management fee was calculated based on the initial value of the Company’s gross assets. Subsequently, the base management fee is calculated based on the gross assets at the end of each completed calendar quarter. Base management fees for any partial quarter are appropriately prorated. For the three and six months ended June 30, 2013, the Company recorded an expense for base management fees of $358,389 and $603,888, of which $358,389 and $171,317 were payable at June 30, 2013 and December 31, 2012, respectively.

The incentive fee consists of the following two parts:

An incentive fee on net investment income (“subordinated incentive fee on income”) is calculated and payable quarterly in arrears and is based upon pre-incentive fee net investment income for the immediately preceding quarter. No subordinated incentive fee on income is payable in any calendar quarter in which pre-incentive fee net investment income does not exceed a quarterly return to stockholders of 1.75% per quarter on the Company’s net assets at the end of the immediately preceding fiscal quarter, (the “preferred quarterly return.”) All pre-incentive fee net investment income, if any, that exceeds the quarterly preferred return, but is less than or equal to 2.1875% of net assets at the end of the immediately preceding fiscal quarter in any quarter, will be payable to SIC Advisors. The Company refers to this portion of its subordinated incentive fee on income as the catch up. It is intended to provide an incentive fee of 20% on pre-incentive fee net investment income when pre-incentive fee net investment income exceeds 2.1875% of net assets at the end of the immediately preceding quarter in any quarter. For any quarter in which the Company’s pre-incentive fee net investment income exceeds 2.1875% of net assets at the end of the immediately preceding quarter, the subordinated incentive fee on income shall equal 20% of the amount of pre-incentive fee net investment income, because the preferred return and catch up will have been achieved.

A capital gains incentive fee will be earned on realized investments and shall be payable in arrears as of the end of each calendar year during which the IAA is in effect. If the IAA is terminated, the fee will also become payable as of the effective date of such termination. The fee equals 20% of the realized capital gains, less the aggregate amount of any previously paid capital gains incentive fees. Incentive fee on capital gains is equal to realized capital gains on a cumulative basis from inception, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis.

For the three and six months ended June 30, 2013, the Company recorded a provisional capital gains incentive fee of $(114,528), and $34,108, respectively. The $(114,528) represents a reversal of a portion of provisional capital gains incentive fee accrued in prior periods. As of June 30, 2013, a provisional incentive fee payable of $34,735 is recorded on the statement of assets and liabilities.

Under GAAP, the Company calculates capital gains incentive fees as if the Company had realized all assets at their fair values and liabilities at their settlement amounts as of the reporting date. GAAP requires that the capital gains incentive fee accrual assume the cumulative aggregate unrealized capital appreciation is realized, even though such unrealized capital appreciation is not payable under the IAA. Accordingly, the Company accrues a provisional capital gains incentive fee taking into account any unrealized gains or losses. There can be no assurance that such unrealized capital appreciation will be realized in the future and that the provisional capital gains incentive fee will become payable.

Under the terms of the IAA, SIC Advisors bears all organization and offering expenses on behalf of the Company. Upon such time that the Company has either raised $300,000,000 in gross proceeds in connection with the sale of shares of its common stock or the offering period has expired, SIC Advisors shall no longer be obligated to bear, pay or otherwise be responsible for any ongoing organization and offering expenses on behalf of the Company, and the Company will be responsible for paying or otherwise incurring all such organization and offering expenses.

Pursuant to the terms of the IAA, the Company has agreed to reimburse SIC Advisors for any such organizational and offering expenses incurred by SIC Advisors not to exceed 1.25% of the gross subscriptions raised by the Company over the course of the offering period, which is currently scheduled to terminate two years from the initial offering date, unless extended.

In the event that other organizational and offering expenses exceed 5.25% of the gross proceeds from the sale of shares of the Company’s common stock pursuant to its public offering or one or more private offerings at the time of the completion of the offering or other organizational and offering expenses, together with selling commissions, dealer manager fees and any discounts paid to members of the Financial Industry Regulatory Authority, exceed 15% of the gross proceeds from the sale of shares of the Company’s common stock pursuant to its public offering or one or more private offerings at the time of the completion of the offering, then SIC Advisors shall be required to pay without reimbursement from the Company, or, if already paid by the Company, reimburse the Company, for amounts exceeding such 5.25% and 15% limit, as appropriate.

For the six months ended June 30, 2013 and for the period from June 13, 2011 (inception) through December 31, 2012, SIC Advisors incurred organizational and offering costs of $500,155 and $2,984,676, respectively. Of the total $3,484,831 organizational and offering costs incurred from inception through June 30, 2013, $272,205 was reimbursed to SIC Advisors during the year ended December 31, 2012. For the six months ended June 30, 2013, $451,806 was reimbursed to SIC Advisors of which $55,927 relates to expense reimbursements incurred as of December 31, 2012 and of which, $62,641 has been accrued and is reflected in the statement of assets and liabilities as due to affiliate. The remaining unreimbursed amount will be eligible for reimbursement to the extent the Company receives subscriptions until April 16, 2014, which is the currently scheduled date that the offering period ends, unless it is extended. Organizational and offering expenses paid for by SIC Advisors and reimbursed by the Company will be expensed on the Company’s statement of operations.

Administration Agreement

On April 5, 2012, the Company entered into an administration agreement with Medley Capital LLC, pursuant to which Medley Capital LLC furnishes the Company with administrative services necessary to conduct its day-to-day operations. Medley Capital LLC is reimbursed for administrative expenses it incurs on the Company’s behalf in performing its obligations. Such costs are reasonably allocated to the Company on the basis of assets, revenues, time records or other reasonable methods. The Company does not reimburse Medley Capital LLC for any services for which it receives a separate fee or for rent, depreciation, utilities, capital equipment or other administrative items allocated to a controlling person of Medley Capital LLC. Medley Capital LLC is an affiliate of SIC Advisors. For the three and six months ended June 30, 2013, the Company recorded an expense of $158,824 and $296,914, respectively, relating to administrator expenses.

Expense Support and Reimbursement Agreement

On June 29, 2012, the Company entered into an Expense Support and Reimbursement Agreement (the “Expense Support Agreement”) with SIC Advisors. Pursuant to the Expense Support Agreement, SIC Advisors has agreed to reimburse the Company for operating expenses in an amount equal to the difference between distributions paid to the Company’s stockholders in each month, less the sum of the Company’s net investment income, the Company’s net realized capital gains and dividends paid to the Company from its portfolio companies during such period (“Expense Support Payment”). To the extent that no dividends or other distributions are paid to the Company’s stockholders in any given month, then the Expense Support Payment for such month shall be equal to such amount necessary in order for Available Operating Funds for the month to equal zero. The terms of the Expense Support Agreement commenced as of the date that the Company’s registration statement was declared effective by the SEC and continued monthly thereafter until December 31, 2012, at which point the Company’s board of directors approved an amendment to the Expense Support Agreement that extended the term from December 31, 2012 to June 30, 2013. The Company’s board of directors has subsequently amended the Expense Support Agreement to extend its term to December 31, 2013.

Pursuant to the Expense Support Agreement, the Company has a conditional obligation to reimburse SIC Advisors for any amounts funded by SIC Advisors under the Expense Support Agreement if (and only to the extent that), during any fiscal quarter occurring within three years of the date on which SIC Advisors incurred a liability for such amount, the sum of the Company’s net investment income, the Company’s net capital gains and the amount of any dividends and other distributions paid to the Company from its portfolio companies (to the extent not included in net investment income or net capital gains for tax purposes) exceeds the distributions paid by the Company to stockholders. The purpose of the Expense Support Agreement is to avoid such distributions being characterized as returns of capital for GAAP purposes and to reduce operating expenses until the Company has raised sufficient capital to be able to absorb such expenses.

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

As of June 30, 2013, the Company recorded $1,220,931 in its statement of assets and liabilities as due from affiliate relating to the Expense Support and Reimbursement Agreement. For the three and six months ended June 30, 2013, the Company recorded expense support reimbursements of $732,424 and $1,417,828, respectively, on the statement of operations, included in which was $125,000 that SIC Advisors elected to reimburse related to expenses from prior periods. Reimbursements of Expense Support Payments to SIC Advisors will be accrued as they become probable and estimable. For the three and six months ended June 30, 2013, the Company did not record any reimbursement of Expense Support Payments to SIC Advisors.

The following table provides information regarding expenses support payments incurred by SIC Advisors pursuant to the Expense Support Agreement as well as other information relating to the Company’s ability to reimburse SIC advisors for such payments:

Quarter Ended	Amount of Expense Payment Obligation	Operating Expense Ratio(1)	Annualized Distribution Rate(2)	Eligible for Reimbursement Through
June 30, 2012	$454,874	6.13%	8.00%	June 30, 2015
September 30, 2012	437,303	4.05%	8.00%	September 30, 2015
December 31, 2012	573,733	3.91%	8.00%	December 31, 2015
March 31, 2013	685,404	1.71%	8.00%	March 31, 2016
June 30, 2013	732,424	1.00%	7.84%	June 30, 2016

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

Note 8. Directors Fees

The Company’s independent directors receive an annual retainer fee of $30,000 and further receives a fee of $2,500 ($1,000 for telephonic attendance) for each regularly scheduled board meeting and a fee of $1,000 for each special board meeting and all committee meetings as well as reimbursement of reasonable and documented out-of-pocket expenses incurred in connection with attending each board or committee meeting. In addition, the chairman of the audit committee receives an annual retainer of $10,000, while the chairman of any other committee receives an annual retainer of $2,500. For the three and six months ended June 30, 2013, the Company recorded directors’ fees expenses of $41,875 and $85,640, respectively.

Note 9. Earnings Per Share

In accordance with the provisions of ASC Topic 260 — Earnings per Share (“ASC 260”), basic earnings per share is computed by dividing earnings available to common shareholders by the weighted average number of shares outstanding during the period. Other potentially dilutive common shares, and the related impact to earnings, are considered when calculating earnings per share on a diluted basis.

The following table sets forth the computation of the weighted average basic and diluted net increase in net assets per share from operations for the three and six months ended June 30:

	For the three months ended June 30,		For the six months ended June 30,
Basic and diluted	2013	2012	2013	2012
Net increase/(decrease) in net assets from operations	$490,003	$(18,266)	$1,881,190	$(143,266)
Weighted average common shares outstanding	5,150,372	926,826	4,193,642	463,468
Earnings per common share-basic and diluted	$0.09	$(0.02)	$0.45	$(0.31)

Note 10. Commitments and Contingencies

As of June 30, 2013, the Company had no unfunded commitments under loan and financing agreements.

Note 11. Dividends

Dividends and distributions to common stockholders are recorded on the ex-dividend date. The amount to be paid out as a dividend is determined by the Company’s board of directors.

The Company has adopted an “opt in” distribution reinvestment plan (“DRIP”) pursuant to which the Company’s common stockholders may elect to have the full amount of any cash distributions reinvested in additional shares of the Company’s common stock. As a result, if the Company declares a cash dividend or other distribution, each stockholder that has “opted in” to the Company’s reinvestment plan will have their distributions automatically reinvested in additional shares of the Company’s common stock rather than receiving cash distributions. Stockholders who receive distributions in the form of shares of common stock will be subject to the same federal, state and local tax consequences as if they received cash distributions. For the six months ended June 30, 2013, the Company distributed a total of $1,673,988, of which, $1,223,241 was in cash and $450,747 was in the form of common shares associated with the DRIP.

The following table reflects the cash distributions per share that the Company declared or paid to its stockholders since it commenced operations in April 2012. Stockholders of record as of each respective record date were entitled to receive the distribution.

Record Date	Payment Date	Amount per share
July 13 and 31, 2012	August 1, 2012	$0.03333
August 15 and 31, 2012	September 4, 2012	0.03333
September 14 and 28, 2012	October 1, 2012	0.03333
October 15 and 30, 2012	October 31, 2012	0.03333
November 15 and 29, 2012	November 30, 2012	0.03333
December 14 and 28, 2012	December 31, 2012	0.03333
January 15 and 31, 2013	January 31, 2013	0.03333
February 15 and 28, 2013	February 28, 2013	0.03333
March 15 and 29, 2013	March 29, 2013	0.03333
April 15 and 30, 2013	April 30, 2013	0.03333
May 15 and 31, 2013	May 31, 2013	0.03333
June 14 and 28, 2013	June 28, 2013	0.03333
July 15 and 31, 2013	July 31. 2013	0.03333
August 15 and 30, 2013	August 30, 2013	0.03333
September 13 and 30, 2013	September 30, 2013	0.03333

The Company’s distributions may be funded from offering proceeds or borrowings, which may constitute a return of capital and reduce the amount of capital available to the Company for investment. Any capital returned to stockholders through distributions will be distributed after payment of fees and expenses.

The Company’s previous distributions to stockholders were funded from temporary fee reductions that are subject to repayment to SIC Advisors. These distributions were not based on our investment performance and may not continue in the future. If SIC Advisors had not agreed to make expense support payments, these distributions would have come from paid in capital. The reimbursement of these payments owed to SIC Advisors will reduce the future distributions to which stockholders would otherwise be entitled.

The determination of the tax attributes (i.e., paid from ordinary income, paid from net capital gains on the sale of securities, and/or a return of paid-in-capital surplus which is a nontaxable distribution) of distributions is made annually as of the end of the Company’s fiscal year based upon its taxable income for the full year and distributions paid for the full year.

Note 12. Financial Highlights

The following is a schedule of financial highlights of the Company for the six months ended June 30:

	2013	2012
Per Share Data(1):
Net asset value at beginning of period	$8.96	$9.03
Net investment income/(loss)	0.40	(0.13)
Net realized gains/(losses) on investments	0.03	0.02
Net unrealized appreciation/(depreciation) on investments	0.14	(0.02)

Net increase/(decrease) in net assets	0.57	(0.13)
Distributions declared from net investment income(2)	(0.37)	—
Distributions from net realized capital gains	(0.03)	—

Total distributions to stockholders	(0.40)	—

Net asset value at end of period	9.13	8.90
Total return based on net asset value(3)(4)	6.36%	(1.45)%
Portfolio turnover rate	32.06%	0.00%
Shares outstanding at end of period	5,939,363	1,116,182
Net assets at end of period	54,211,809	9,937,734

Ratio/Supplemental Data (annualized):
Ratio of net investment income/(loss) to average net assets(4)	10.22%	(9.22)%
Ratio of net expenses to average net assets(4)	4.87%	19.24%

Supplemental Data (annualized):
Ratio of operating expenses to average net assets	6.26%	19.48%
Ratio of incentive fees to average net assets	0.19%	0.00%

(1)	The per share data was derived by using the shares outstanding June 30, 2012, which was 1,116,182 and weighted average shares outstanding for the six months ended June 30, 2013, which was 4,193,642
(2)	The per share data for distributions is the actual amount of paid distributions per share during the period.
(3)	Total annual return is historical and assumes reinvestments of all dividends and distributions at prices obtained under the Company’s dividend reinvestment plan, and no sales charge.
(4)

Total return, ratio of net investment income/(loss), and ratio of net expenses to average net assets for the six months ended June 30, 2012 and 2013 prior to the effect of the Expense Support and Reimbursement Agreement were as follows; total return: (5.92%) and 3.58%, ratio of net investment income/(loss): (38.99%) and 2.60% and ratio of net expenses to average net assets: 49.75% and 6.50%, respectively.

Note 13. Subsequent Events

Management has evaluated subsequent events through the date of issuance of the financial statements included herein. There have been no subsequent events that occurred during such period that would require disclosure in this Form 10-Q or would be required to be recognized in the financial statements as of and for the period ended June 30, 2013, except as disclosed below.

The Company issued common shares and received gross proceeds of approximately $15.6 million subsequent to June 30, 2013.

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

Portfolio and Investment Activity

As of June 30, 2013, our portfolio consisted of investments in 46 portfolio companies with a fair value of $75.4 million, and was comprised of 12.5% Senior Secured first lien term loans, 20.9% Senior Secured second lien term loans, 66.5% senior secured notes and 0.1% warrants.

As of December 31, 2012, our portfolio consisted of investments in 31 portfolio companies with a fair value of $30.6 million, and was comprised of 6.4% Senior Secured first lien term loans, 9.6% Senior Secured second lien term loans, and 84.0% senior secured notes.

As of June 30, 2013, our income-bearing investment portfolio, which represented 99.9% of our total portfolio, had a weighted average yield based upon cost of our portfolio investments of approximately 10.3%, and 66.6% of our income-bearing portfolio bore interest based on fixed rates, and 33.4% of our income-bearing portfolio bore interest on floating rates, such as LIBOR.

As of December 31, 2012, our income-bearing investment portfolio, which represented 100.0% of our total portfolio, had a weighted average yield based upon cost of our portfolio investments of approximately 11.0%, and 84.0% of our income-bearing portfolio bore interest based on fixed rates, and 16.0% of our income-bearing portfolio bore interest on floating rates, such as LIBOR.

The following table summarizes the amortized cost and the fair value of investments as of June 30, 2013:

	Amortized Cost	Percentage	Fair Value	Percentage
Senior secured first lien term loans	$9,325,809	12.4%	$9,410,909	12.5%
Senior secured second lien term loans	15,642,950	20.8	15,816,338	20.9
Senior secured notes(1)	50,363,106	66.8	50,141,218	66.5
Warrants	29,173	0.0	57,043	0.1

Total	$75,361,038	100.0%	$75,425,508	100.0%

[1]	All of our Senior secured notes are either first or second lien positions.

The following table summarizes the amortized cost and the fair value of investments, not including cash and cash equivalents as of December 31, 2012:

	Amortized Cost	Percentage of Total	Fair Value	Percentage of Total
Senior Secured First Lien Term Loans	$1,962,630	6.4%	$1,962,630	6.4%
Senior Secured Second Lien Term Loans	2,903,898	9.5	2,928,247	9.6
Senior Secured Notes	25,712,669	84.0	25,674,219	84.0
Equity/Warrants	20,152	0.1	15,115	0.0

Total	$30,599,349	100.0%	$30,580,211	100.0%

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

Some loss of principal is expected.

The following table shows the distribution of our investments on the 1 to 5 investment performance rating scale at fair value as of June 30, 2013 and December 31, 2012:

	June 30, 2013		December 31, 2012
Investment Performance Rating	Investments at Fair Value	Percentage	Investments at Fair Value	Percentage
1	$—	—%	$—	—%
2	73,199,931	97.1	29,517,711	96.5
3	925,000	1.2	1,062,500	3.5
4	1,300,577	1.7	—	—
5	—	—	—	—

Total	$75,425,508	100.0%	$30,580,211	100.0%

Results of Operations

Operating results for the three and six months ended June 30, 2013 and 2012 are as follows:

	For the three months ended June 30		For the six months ended June 30
	2013	2012	2013	2012
Total investment income	$1,526,284	$166,916	$2,584,361	$166,916
Total expenses, net	372,165	191,981	896,009	316,981
Net investment income/(loss)	1,154,119	(25,065)	1,688,352	(150,065)
Net realized gain/(loss)	(1,427)	25,065	109,208	25,065
Net unrealized gain/(loss)	(662,689)	(18,266)	83,630	(18,266)

Net increase/(decrease) in net assets resulting from operations	$490,003	$(18,266)	$1,881,190	$(143,266)

Investment Income

For the three months ended June 30, 2013, investment income totaled $1,526,284, of which $1,461,355 was attributable to portfolio interest, $64,750 was attributable to other fee income, and $179 to interest earned on cash and cash equivalents. For the three months ended June 30, 2012, investment income totaled $166,916, of which $166,717 was attributable to portfolio interest and $199 to interest earned on cash and cash equivalents.

For the six months ended June 30, 2013, investment income totaled $29,584,361, of which $2,454,460 was attributable to portfolio interest, $129,460 was attributable to other fee income, and $441 to interest earned on cash and cash equivalents. For the six months ended June 30, 2012, investment income totaled $166,916, of which $166,717 was attributable to portfolio interest and $199 to interest earned on cash and cash equivalents.

Operating Expenses

Operating expenses for the three and six months ended June, 2013 and 2012 were as follows:

	For the three months ended June 30		For the six months ended June 30
	2013	2012	2013	2012
Base management fee	$358,389	$36,442	$603,888	$36,442
Organizational and offering costs reimbursed to an affiliate (Note 6)	280,353	1,000	458,520	126,000
Professional fees	192,949	246,422	488,225	246,422
Administrator expenses	158,824	105,761	296,914	105,761
General and administrative expenses	118,445	146,372	222,716	146,372
Directors fees	41,875	71,130	85,640	71,130
Insurance expense	31,432	35,745	58,331	35,745
Interest and financing expenses	36,850	3,983	65,495	3,983
Provisional incentive fee	(114,528)	—	34,108	—

Expenses before expense reimbursement	$1,104,589	$646,855	$2,313,837	$771,855

For the three months ended June 30, 2013 total expense reimbursement from SIC Advisors pursuant to the Expense Support and Reimbursement Agreement was $732,424. For the three months ended June 30, 2013, net expenses after taking into account the expense reimbursement from SIC Advisors, were $372,165.

Expense Support and Reimbursement Agreement

On June 29, 2012, we entered into an Expense Support and Reimbursement Agreement (the “Expense Support Agreement”) with SIC Advisors. Pursuant to the Expense Support Agreement, SIC Advisors has agreed to reimburse us for operating expenses in an amount equal to the difference between our distributions paid to stockholders in each month, less the sum of our net investment income, our net realized capital gains and dividends paid to us from our portfolio companies during such period. The terms of the Expense Support Agreement commenced as of the date that our registration statement was declared effective by the SEC and continued monthly thereafter until December 31, 2012, at which point the board of directors approved an amendment to the Expense Support Agreement that extended the term from December 31, 2012 to June 30, 2013. The Company’s board of directors has subsequently amended the Expense Support Agreement to extend its term to December 31, 2013.

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

As of June 30, 2013, we recorded $1,220,931 in our statement of assets and liabilities as due from affiliate relating to the Expense Support Agreement. For the three and six months ended June 30, 2013, we recorded an expense reimbursement of $732,424 and $1,417,828, respectively, on the statement of operations. Expense reimbursements to SIC Advisors will be accrued as they become probable and estimable. For the three and six months ended June 30, 2013, we did not record any expense reimbursements to SIC Advisors. As of December 31, 2012, we recorded $814,814 in our statement of assets and liabilities as due from affiliate relating to the Expense Support Agreement. For the three and six months ended June 30, 2012, we recorded an expense reimbursement of $454,874 on the statement of operations. For the three and six months ended June 30, 2013, we did not record any expense reimbursements to SIC Advisors.

For the three and six months ended June 30, 2013, net expenses after taking into account the expense reimbursement from SIC Advisors were $372,165 and $896,009, respectively. For the three and six months ended June 30, 2012, net expenses after taking into account the expense reimbursement from SIC Advisors were $191,981 and $316,981, respectively.

Net Realized Gains/Losses from Investments

We measure realized gains or losses by the difference between the net proceeds from the disposition and the amortized cost basis of an investment, without regard to unrealized gains or losses previously recognized.

During the three and six months ended June 30, 2013, we recognized $1,427 of realized losses and $109,208 of realized gains, respectively, on our portfolio investments.

During the three and six months ended June 30, 2012, we recognized $25,065 of realized gains on our portfolio investments.

Net Unrealized Appreciation/Depreciation on Investments

Net change in unrealized appreciation on investments reflects the net change in the fair value of our investment portfolio. For the three and six months ended June 30, 2013, we had unrealized depreciation of $662,689 and unrealized appreciation of $83,630, respectively, on our portfolio investments. For the three and six months ended June 30, 2012, we had unrealized depreciation of $18,266 on our portfolio investments.

Changes in Net Assets from Operations

For the three and six months ended June 30, 2013, we recorded a net increase in net assets resulting from operations of $490,003 and $1,881,190, respectively. Based on 5,150,372 weighted average common shares outstanding for the three months ended June 30, 2013, our per share basic and diluted earnings was $0.09. Based on 4,193,642 weighted average common shares outstanding for the six months ended June 30, 2013, our per share basic and diluted earnings was $0.45.

For the three and six months ended June 30, 2012, we recorded a net decrease in net assets resulting from operations of $18,266 and $143,266, respectively. Based on 926,826 weighted average common shares outstanding for the three months ended June 30, 2012, our per share basic and diluted loss was $0.02. Based on 463,468 weighted average common shares outstanding for the six months ended June 30, 2012, our per share basic and diluted loss was $0.32.

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

As of June 30, 2013, we had $2.9 million in cash and cash equivalents. In the future, we may generate cash from future offerings of securities, future borrowings and cash flows from operations, including interest earned from the temporary investment of cash in U.S. government securities and other high-quality debt investments that mature in one year or less. Our primary use of funds is investments in our targeted asset classes, cash distributions to our stockholders, and other general corporate purposes.

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

On April 24, 2012, we entered into a prime brokerage services agreement (“PBSA”) with Barclays Capital Inc. (“Barclays”) whereby Barclays provides financing for a portion of our investment portfolio. Under the terms of the PBSA, we are required to post a specified amount of collateral, in accordance with the margin requirements described in the agreement, generally between 20% and 50% of the market value of each investment as determined by Barclays. To secure the performance of our obligations under the PBSA, Barclays has been granted a first priority security interest and lien on all of the assets covered by the PBSA. Neither the cash collateral posted as margin nor our other assets covered by the PBSA are available to pay our debts. As of June 30, 2013, our borrowings under the Margin Facility totaled $23.1 million and were recorded as due to broker on our statement of assets and liabilities. Our average outstanding borrowings for the three and six months ended June 30, 2013 was $16.0 million and $13.6 million, respectively. The rate is variable and ranges from LIBOR plus 0.25% to LIBOR plus 2.00%. The use of leverage may increase the effect of any investment fair value changes on capital.

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

Subject to our board of directors’ discretion and applicable legal restrictions, we expect to authorize and pay monthly distributions to our stockholders. Any distributions to our stockholders will be declared out of assets legally available for distribution. We expect to continue making monthly distributions unless our results of operations, our general financial condition, general economic conditions, or other factors prohibit us from doing so. From time to time, but not less than quarterly, we will review our accounts to determine whether distributions to our stockholders are appropriate. We have not established limits on the amount of funds we may use from available sources to make distributions. We expect that for a significant time after the commencement of this offering, substantially all of our distributions will result from expense support payments made by SIC Advisors that may be subject to repayment by us within three years. The purpose of this arrangement is to avoid such distributions being characterized as returns of capital for GAAP purposes. We may still have distributions which could be characterized as a return of capital for tax purposes. Such distributions are not based on our investment performance and can only be sustained if we achieve positive investment performance in future periods and/or SIC Advisors continues to make expense support payments under the Expense Support Agreement. Any future reimbursements to SIC Advisors will reduce the distributions that may otherwise be available for distribution to stockholders. There can be no assurance that we will achieve the performance necessary to sustain our distributions or that we will be able to pay distributions at all. SIC Advisors has no obligation to make expense support payments pursuant to the Expense Support Agreement after December 31, 2013, unless the Expense Support Agreement is extended. For the three and six months ended June 30, 2013, if expense support payments of $732,424 and $1,417,828, respectively were not made by SIC Advisors, 100% percent of the distribution rate would have been a return of capital.

Our distributions may exceed our earnings, which we refer to as a return of capital, especially during the period before we have invested substantially all of the proceeds of this offering. As a result, a portion of the distributions we make may represent a return of capital for tax purposes. Our use of the term “return of capital” merely means distributions in excess of our earnings and as such may constitute a return on your individual investments and does not mean a return on capital. Therefore stockholders are advised that they should be aware of the differences with our use of the term “return of capital” and “return on capital.”

The following table reflects the cash distributions per share that we have declared or paid to our stockholders since we commenced operations in April 2012. Stockholders of record as of each respective record date were entitled to receive the distribution.

Record Date	Payment Date	Amount per share
July 13 and 31, 2012	August 1, 2012	$0.03333
August 15 and 31, 2012	September 4, 2012	0.03333
September 14 and 28, 2012	October 1, 2012	0.03333
October 15 and 30, 2012	October 31, 2012	$0.03333
November 15 and 29, 2012	November 30, 2012	0.03333
December 14 and 28, 2012	December 31, 2012	0.03333
January 15 and 31, 2013	January 31, 2013	0.03333
February 15 and 28, 2013	February 28, 2013	0.03333
March 15 and 29, 2013	March 29, 2013	0.03333
April 15 and 30, 2013	April 30, 2013	0.03333
May 15 and 31, 2013	May 31, 2013	0.03333
June 14 and 28, 2013	June 28, 2013	0.03333
July 15 and 31, 2013	July 31, 2013	0.03333
August 15 and 30, 2013	August 30, 2013	0.03333
September 13 and 30, 2013	September 30, 2013	0.03333

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

The base management fee is calculated at an annual rate of 1.75% of our gross assets and is payable quarterly in arrears. The incentive fee consists of:

•

An incentive fee on net investment income (“subordinated incentive fee on income”) is calculated and payable quarterly in arrears and is based upon pre-incentive fee net investment income for the immediately preceding quarter. No subordinated incentive fee on income is payable in any calendar quarter in which pre-incentive fee net investment income does not exceed a quarterly return to stockholders of 1.75% per quarter on the Company’s net assets at the end of the immediately preceding fiscal quarter, or the preferred quarterly return. All pre-incentive fee net investment income, if any, that exceeds the quarterly preferred return, but is less than or equal to 2.1875% of net assets at the end of the immediately preceding fiscal quarter in any quarter, will be payable to SIC Advisors. The Company refers to this portion of its subordinated incentive fee on income as the catch up. It is intended to provide an incentive fee of 20% on pre-incentive fee net investment income when pre-incentive fee net investment income exceeds 2.1875% of net assets at the end of the immediately preceding quarter in any quarter. For any quarter in which the Company’s pre-incentive fee net investment income exceeds 2.1875% of net assets at the end of the immediately preceding quarter, the subordinated incentive fee on income shall equal 20% of the amount of pre-incentive fee net investment income, because the preferred return and catch up will have been achieved.

•

A capital gains incentive fee will be earned on realized investments and shall be payable in arrears as of the end of each calendar year during which the IAA is in effect. If the IAA is terminated, the fee will become payable as of the effective date of such termination. The capital gains incentive fee is based on our realized capital gains on a cumulative basis from inception, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, which we refer to as “net realized capital gains.” The capital gains incentive fee equals’ 20% of net realized capital gains, less the aggregate amount of any previously paid capital gains incentive fee.

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

Valuation of Investments

The Company applies fair value accounting to all of its financial instruments in accordance with the 1940 Act and ASC Topic 820 — Fair Value Measurements and Disclosures (“ASC 820”). ASC 820 defines fair value, establishes a framework used to measure fair value and requires disclosures for fair value measurements. In accordance with ASC 820, the Company has categorized its financial instruments carried at fair value, based on the priority of the valuation technique, into a three-level fair value hierarchy as discussed in Note 4. Fair value is a market-based measure considered from the perspective of the market participant who holds the financial instrument rather than an entity specific measure. Therefore, when market assumptions are not readily available, the Company’s own assumptions are set to reflect those that management believes market participants would use in pricing the financial instrument at the measurement date.

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

The Company undertakes a multi-step valuation process each quarter when valuing investments for which market quotations are not readily available, as described below:

•	the Company’s quarterly valuation process begins with each portfolio investment being initially valued by the investment professionals responsible for monitoring the portfolio investment;

•	conclusions are then documented and discussed with senior management; and

•

an independent valuation firm engaged by the Company’s board of directors prepares an independent valuation report for approximately one third of the portfolio investments each quarter on a rotating quarterly basis on non fiscal year-end quarters, such that each of these investments will be valued by an independent valuation firm at least twice per annum when combined with the fiscal year-end review of all the investments by independent valuation firms.

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

Organization and Offering Expenses

Organization and offering expenses are expensed by SIC Advisors, and we may be required to reimburse SIC Advisors for such expenses subject to the terms of the Investment Advisory Agreement. Until such time that we raise $300 million in gross proceeds in connection with the sale of shares of our common stock, continuous offering expenses will be expensed by SIC Advisors. After such time, continuous offering expenses, excluding sales load, will be capitalized on our balance sheet as deferred offering expenses and expensed to our statement of operations in the period incurred.

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

Change In Internal Control Over Financial Reporting

No change occurred in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the three months ended June 30, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II — Other Information

Item 1:	Legal Proceedings.

We are not currently subject to any legal proceedings, nor, to our knowledge, are any legal proceedings threatened against us or our subsidiaries.

Item 1A:	Risk Factors.

In addition to other information set forth in this report, you should carefully consider the “Risk Factors” discussed in our annual report on Form 10-K for the fiscal year ended December 31, 2012, filed with the SEC on March 15, 2013, which could materially affect our business, financial condition and/or operating results. Except as set forth below, there have been no material changes during the six months ended June 30, 2013 to the risk factors discussed in “Item 1A. Risk Factors” of our annual report on Form 10-K. Additional risks or uncertainties not currently known to us or that we currently deem to be immaterial also may materially affect our business, financial condition and/or operating results.

Risks Related to Our Business

It is unclear how increased regulatory oversight and changes in the method for determining LIBOR may affect the value of the financial obligations to be held or issued by us that are linked to LIBOR, or how such changes could affect our results of operations or financial condition.

As a result of concerns about the accuracy of the calculation of LIBOR, a number of British Bankers’ Association, or BBA, member banks entered into settlements with certain regulators and law enforcement agencies with respect to the alleged manipulation of LIBOR, and there are ongoing investigations by regulators and governmental authorities in various jurisdictions. Following a review of LIBOR conducted at the request of the U.K. government, on September 28, 2012, recommendations for reforming the setting and governing of LIBOR were released, which are referred to as the Wheatley Review. The Wheatley Review made a number of recommendations for changes with respect to LIBOR, including the introduction of S-5 statutory regulation of LIBOR, the transfer of responsibility for LIBOR from the BBA to an independent administrator, changes to the method of the compilation of lending rates and new regulatory oversight and enforcement mechanisms for rate-setting and a reduction in the number of currencies and tenors for which LIBOR is published. Based on the Wheatley Review and on a subsequent public and governmental consultation process, on March 25, 2013, the U.K. Financial Services Authority published final rules for the U.K. Financial Conduct Authority’s regulation and supervision of LIBOR, which are referred to as the FCA Rules. In particular, the FCA Rules include requirements that (1) an independent LIBOR administrator monitor and survey LIBOR submissions to identify breaches of practice standards and/or potentially manipulative behavior, and (2) firms submitting data to LIBOR establish and maintain a clear conflicts of interest policy and appropriate systems and controls. The FCA Rules took effect on April 2, 2013. It is uncertain what additional regulatory changes or what changes, if any, in the method of determining LIBOR may be required or made by the U.K. government or other governmental or regulatory authorities. Accordingly, uncertainty as to the nature of such changes may adversely affect the market for or value of any LIBOR-linked securities, loans, derivatives and other financial obligations or extensions of credit held by or due to us or on our overall financial condition or results of operations. In addition, any further changes or reforms to the determination or supervision of LIBOR may result in a sudden or prolonged increase or decrease in reported LIBOR, which could have an adverse impact on the market for or value of any LIBOR-linked securities, loans, derivatives and other financial obligations or extensions of credit held by or due to us or on our overall financial condition or results of operations.

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

Dated: August 7, 2013	Sierra Income Corporation.

	By	/s/ Seth Taube
Seth Taube Chief Executive Officer (Principal Executive Officer)

Dated: August 7, 2013	By	/s/ Richard T. Allorto, Jr.
Richard T. Allorto, Jr. Chief Financial Officer (Principal Accounting and Financial Officer)