Form 10-Q
period 2013-09-30
Sierra Income Corp
filed 2013-11-08
CIK 1523526

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2013

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

As of November 1, 2013, the Registrant had 12,421,164 shares of common stock, $0.001 par value, outstanding.

Sierra Income Corporation

Consolidated Statements of Assets and Liabilities

	As of
	September 30, 2013	December 31, 2012
	(unaudited)
ASSETS
Non-Controlled/Non-Affiliated investments, at fair value (amortized cost of $104,157,445 and $30,599,349, respectively)	$104,787,528	$30,580,211
Cash and cash equivalents	616,832	6,651,767
Cash collateral on total return swap (Note 5)	2,209,000	—
Due from affiliate (Note 7)	1,965,938	814,814
Interest receivable	1,911,357	784,637
Prepaid expenses and other assets	48,614	8,949

Total assets	$111,539,269	$38,840,378

LIABILITIES
Due to prime broker	$17,196,550	$17,345,794
Unsettled trades payable	2,730,400	—
Accounts payable and accrued expenses	678,307	464,361
Management fee	487,843	171,317
Administrator fees	143,509	128,459
Directors fees	62,994	40,081
Repurchase of common shares payable	33,253	—
Unrealized depreciation on total return swap (Note 5)	32,400	—
Due to affiliate	15,702	55,927
Interest payable	11,784	10,829
Provisional incentive fee	—	628

Total liabilities	$21,392,742	$18,217,396

NET ASSETS
Common shares, par value $.001 per share, 250,000,000 common shares authorized, 9,862,017 and 2,300,573 common shares issued and outstanding, respectively	$9,862	$2,301
Capital in excess of par value	89,926,943	20,436,709
Accumulated net realized gain/(loss) from investments	(716,092)	—
Accumulated undistributed net investment income	328,131	203,132
Net unrealized appreciation/(depreciation) on investments and total return swap	597,683	(19,160)

Total net assets	90,146,527	20,622,982

Total liabilities and net assets	$111,539,269	$38,840,378

NET ASSET VALUE PER SHARE	$9.14	$8.96

See accompanying notes to the consolidated financial statements.

Sierra Income Corporation

Consolidated Statements of Operations

	Three Months Ended September 30		Nine months ended September 30
	2013	2012	2013	2012
INVESTMENT INCOME
Interest from Non-Controlled/Non-Affiliated investments	$2,008,108	$393,867	$4,462,568	$560,584
Other fee income	21,523	—	150,983	—
Interest from cash and cash equivalents	—	49	441	248

Total investment income	2,029,631	393,916	4,613,992	560,832

EXPENSES
Base management fee	487,843	111,770	1,091,731	148,212
Organizational and offering costs reimbursed to an affiliate (Note 7)	441,989	41,143	900,509	167,143
Professional fees	337,806	170,142	826,031	416,564
Administrator expenses	143,509	141,456	440,423	247,217
General and administrative expenses	169,506	15,094	392,222	161,466
Directors fees	41,646	40,112	127,286	111,242
Interest and financing expenses	41,960	16,407	107,455	20,390
Insurance expense	36,720	35,396	95,051	71,141
Provisional incentive fee	(34,108)	13,125	—	14,485

Total gross expenses	1,666,871	584,645	3,980,708	1,357,860
Expense support reimbursement (Note 7)	(1,262,848)	(437,303)	(2,680,676)	(893,537)

Net expenses	404,023	147,342	1,300,032	464,323

NET INVESTMENT INCOME	1,625,608	246,574	3,313,960	96,509

Net realized gain/(loss) from investments	(714,665)	—	(605,457)	25,065
Net change in unrealized appreciation/(depreciation) on investments	565,613	65,623	649,243	47,357
Net change in unrealized appreciation/(depreciation) on total return swap (Note 5)	(32,400)	—	(32,400)	—

Net gain/(loss) on investments and total return swap	(181,452)	65,623	11,386	72,422

NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS	$1,444,156	$312,197	$3,325,346	$168,931

WEIGHTED AVERAGE — BASIC AND DILUTED EARNINGS PER COMMON SHARE	$0.18	$0.25	$0.61	$0.23

WEIGHTED AVERAGE — BASIC AND DILUTED NET INVESTMENT INCOME PER COMMON SHARE	$0.21	$0.20	$0.61	$0.13

WEIGHTED AVERAGE COMMON STOCK OUTSTANDING — BASIC AND DILUTED	7,896,446	1,231,625	5,441,473	721,389

DIVIDENDS DECLARED PER COMMON SHARE	$0.20	$0.20	$0.60	$0.20

See accompanying notes to the consolidated financial statements.

Sierra Income Corporation

Consolidated Statements of Changes in Net Assets

	For the nine months ended September 30,
	2013	2012
	(unaudited)	(unaudited)
INCREASE FROM OPERATIONS
Net investment income	$3,313,960	$96,509
Net realized gain/(loss) on investments	(605,457)	25,065
Net change in unrealized appreciation/(depreciation) on investments and total return swap (Note 5)	616,843	47,357

Net increase in net assets resulting from operations	3,325,346	168,931

SHAREHOLDER DISTRIBUTIONS
Distributions from realized gains	(110,635)	—
Distributions from net investment income	(3,188,961)	(168,931)
Distributions from return of capital	—	(77,643)

Net decrease in net assets from shareholder distributions	(3,299,596)	(246,574)

CAPITAL SHARE TRANSACTIONS
Issuance of common shares, net of underwriting costs	68,523,071	13,063,446
Issuance of common shares pursuant to distribution reinvestment plan	1,007,977	3,262
Repurchase of common shares	(33,253)	—

Net increase in net assets resulting from capital share transactions	69,497,795	13,066,708

Total increase in net assets	69,523,545	12,989,065
Net assets at beginning of period	20,622,982	1,000

Net assets at end of period (including accumulated undistributed net investment income/(loss) of $328,130 and $(125,000), respectively)	$90,146,527	$12,990,065

Net asset value per common share	$9.14	$8.97
Common shares outstanding, beginning of period	2,300,573	—
Issuance of common shares	7,455,291	1,447,518
Issuance of common shares pursuant to distribution reinvestment plan	109,795	343
Repurchase of common shares	(3,642)	—

Common shares outstanding, end of period	9,862,017	1,447,861

See accompanying notes to the consolidated financial statements.

Sierra Income Corporation

Consolidated Statements of Cash Flows

	For the nine months ended September 30,
	2013	2012
	(unaudited)	(unaudited)
Cash flows from operating activities
NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS	$3,325,346	$168,931
ADJUSTMENT TO RECONCILE NET INCREASE/(DECREASE) IN NET ASSETS FROM OPERATIONS TO NET CASH USED IN OPERATING ACTIVITIES
Paid-in-kind interest income	(580)	(2,213)
Net amortization of premium on investments	22,741	17,210
Net realized (gain)/loss on investments	605,457	(25,065)
Net change in unrealized appreciation/(depreciation) on investments	(649,243)	(47,352)
Net change in unrealized appreciation/(depreciation) on total return swap (Note 5)	32,400	—
Purchases of investments	(95,326,340)	(21,070,859)
Proceeds from sale of investments	21,140,648	2,985,348
(Increase)/decrease in operating assets:
Interest receivable	(1,126,720)	(574,723)
Prepaid expenses and other assets	(39,665)	(13,952)
Due from affiliate	(1,151,124)	(539,764)
Cash collateral on total return swap (Note 5)	(2,209,000)	—
Increase/(decrease) in operating liabilities:
Unsettled trades payable	2,730,400	1,585,394
Management fee	316,526	111,770
Interest payable	955	5,192
Accounts payable and accrued expenses	213,946	359,541
Administrator fees	15,050	141,456
Due to affiliate	(40,225)	—
Provisional incentive fee	(628)	14,485
Directors fee	22,913	11,246

NET CASH USED IN OPERATING ACTIVITIES	(72,117,143)	(16,873,355)

Cash flows from financing activities
Borrowings under prime broker margin account	(149,244)	10,028,782
Proceeds from issuance of common stock, net of underwriting costs	68,489,819	1,448
Payment of cash dividends	(2,291,620)	(150,622)
Repurchase of common shares	33,253	—
Proceeds from additional paid in capital	—	13,061,998

NET CASH PROVIDED BY FINANCING ACTIVITIES	66,082,208	22,941,606

TOTAL INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS	(6,034,935)	6,068,251
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	6,651,767	1,000

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$616,832	$6,069,251

Supplemental Information
Cash paid during the period for interest	$106,500	$20,390
Supplemental non-cash information
Paid-in-kind interest income	$580	$2,213
Net amortization of premium on investments	$(22,741)	$(17,210)
Issuance of common shares in connection with distribution reinvestment plan	$1,007,977	$3,262

See accompanying notes to the consolidated financial statements.

Sierra Income Corporation

Consolidated Schedule of Investments

As of September 30, 2013

(unaudited)

Company(1)	Industry	Type of Investment	Maturity	Par Amount	Cost	Fair Value	% of Net Assets(2)
Non-controlled/non-affiliated investments — 116.2%
Aderant North America, Inc.	Electronics	Senior Secured Second Lien Term Loans LIBOR + 8.750%, 1.250% Floor(4)	6/20/2019	$450,000	$450,000	$450,000	0.5%

				450,000	450,000	450,000
Alcatel — Lucent USA, Inc.	Telecommunications	Senior Secured First Lien Term Loans LIBOR + 6.000%, 1.250% Floor	1/30/2019	992,500	987,983	996,222	1.1%

				992,500	987,983	996,222
ALG USA Holdings, Inc.	Leisure, Amusement, Motion Pictures, Entertainment	Senior Secured Second Lien Term Loans LIBOR + 9.000%, 1.250% Floor	2/28/2020	2,000,000	1,962,062	1,987,340	2.2%

				2,000,000	1,962,062	1,987,340
American Apparel, Inc.	Retail Stores	Senior Secured First Lien Notes 13.000%(3)(4)(5)	4/15/2020	2,500,000	2,459,399	2,550,000	2.8%

				2,500,000	2,459,399	2,550,000
Associated Asphalt Partners LLC	Chemicals, Plastics, and Rubber	Senior Secured First Lien Notes 8.500%(3)(5)	2/15/2018	5,000,000	5,038,460	4,959,550	5.5%

				5,000,000	5,038,460	4,959,550
Atkore International, Inc.	Mining, Steel, Iron, and Nonprecious Metals	Senior Secured First Lien Notes 9.875%(5)	1/1/2018	750,000	735,014	812,813	0.9%

				750,000	735,014	812,813
Bon-Ton Stores, Inc.	Retail Stores	Senior Secured Second Lien Notes 10.625%(5)	7/15/2017	1,698,000	1,618,859	1,684,093	1.9%

				1,698,000	1,618,859	1,684,093
Caesars Entertainment Operating Co., Inc.	Hotels, Motels, Inns, and Gaming	Senior Secured First Lien Notes 11.250%(5)(6)	6/1/2017	3,000,000	3,162,790	3,045,000	3.4%

				3,000,000	3,162,790	3,045,000
Camp Systems International, Inc.	Aerospace and Defense	Senior Secured Second Lien Term Loans LIBOR + 8.750%, 1.250% Floor	11/30/2019	500,000	491,461	510,000	0.6%

				500,000	491,461	510,000
Checkers Drive-In Restaurants, Inc.	Beverage, Food, and Tobacco	Senior Secured First Lien Notes 11.000%(3)(5)	12/1/2017	1,500,000	1,504,299	1,575,000	1.8%

				1,500,000	1,504,299	1,575,000
Clondalkin Acquisitions B.V.	Containers, Plastics, and Glass	Senior Secured Second Lien Term Loans LIBOR + 8.750%, 1.250% Floor(6)	11/30/2020	2,000,000	1,961,265	1,970,000	2.2%

				2,000,000	1,961,265	1,970,000
Cornerstone Chemical Company	Chemicals, Plastics, and Rubber	Senior Secured First Lien Notes 9.375%(5)	3/15/2018	2,000,000	2,000,000	2,110,360	2.3%
		Senior Secured First Lien Notes 9.375%(3) (5)	3/15/2018	2,500,000	2,617,107	2,637,950	2.9%

				4,500,000	4,617,107	4,748,310

Company(1)	Industry	Type of Investment	Maturity	Par Amount	Cost	Fair Value	% of Net Assets(2)
Deltek, Inc.	Electronics	Senior Secured Second Lien Term Loans LIBOR + 8.750%, 1.250% Floor	10/10/2019	3,000,000	2,977,138	3,007,500	3.3%

				3,000,000	2,977,138	3,007,500
Dispensing Dynamics International, Inc.	Personal and Nondurable Consumer Products (Manufacturing Only)	Senior Secured First Lien Notes 12.500%(3)(4)(5)	1/1/2018	2,200,000	2,178,104	2,211,836	2.5%

				2,200,000	2,178,104	2,211,836
EarthLink, Inc.	Telecommunications	Senior Secured First Lien Notes 7.375%(3)(5)(6)	6/1/2020	2,450,000	2,437,116	2,391,812	2.7%

				2,450,000	2,437,116	2,391,812
Erickson Air-Crane, Inc.	Aerospace and Defense	Senior Secured Second Lien Notes 8.250%(3)(5)	5/1/2020	1,953,000	1,967,540	1,911,499	2.1%

				1,953,000	1,967,540	1,911,499
Fifth and Pacific Companies, Inc.	Retail Stores	Senior Secured First Lien Notes 10.500%(3)(5)(6)	4/15/2019	500,000	548,583	545,000	0.6%

				500,000	548,583	545,000
Gastar Exploration USA, Inc.	Oil and Gas	Senior Secured First Lien Notes 8.625%(3)(5)	5/15/2018	3,000,000	3,000,000	2,907,000	3.2%

				3,000,000	3,000,000	2,907,000
Gibson Brands, Inc.	Personal and Nondurable Consumer Products (Manufacturing Only)	Senior Secured First Lien Notes 8.875%(3)(5)	8/1/2018	3,000,000	3,058,705	3,063,750	3.4%

				3,000,000	3,058,705	3,063,750
Great Atlantic & Pacific Tea Company	Grocery	Senior Secured First Lien Term Loans LIBOR + 9.000%, 2.000% Floor(4)	3/13/2017	935,147	952,804	946,294	1.1%

				935,147	952,804	946,294
Green Field Energy Services, Inc.	Oil and Gas	Senior Secured First Lien Notes 13.000%(3)(4)(5)	11/15/2016	724,000	713,208	579,200	0.6%

				724,000	713,208	579,200
Green Field Energy Services, Inc., Warrants, expires 11/15/21	Oil and Gas	Warrants/Equity(4)(7)		709	29,000	22,241	0.0%

				709	29,000	22,241
Healogics, Inc.	Healthcare, Education, and Childcare	Senior Secured Second Lien Term Loans LIBOR + 8.000%, 1.250% Floor	2/5/2020	1,500,000	1,486,045	1,526,250	1.7%

				1,500,000	1,486,045	1,526,250
Holland Acquisition Corp.	Oil and Gas	Senior Secured First Lien Term Loans LIBOR + 9.000%, 1.000% Floor	5/29/2018	5,000,000	4,900,243	4,900,243	5.4%

				5,000,000	4,900,243	4,900,243
IDQ Holdings, Inc.	Automobile	Senior Secured First Lien Notes 11.500%(3)(5)	4/1/2017	1,000,000	1,038,207	1,077,280	1.2%

				1,000,000	1,038,207	1,077,280
Ineos US Finance PLC	Chemicals, Plastics, and Rubber	Senior Secured First Lien Notes 7.500%(3)(5)	5/1/2020	1,250,000	1,282,374	1,337,500	1.5%

				1,250,000	1,282,374	1,337,500
Integra Telecom, Inc.	Telecommunications	Senior Secured Second Lien Term Loans LIBOR + 8.500%, 1.250% Floor(4)	2/22/2020	1,618,000	1,607,614	1,644,292	1.8%

				1,618,000	1,607,614	1,644,292

Company(1)	Industry	Type of Investment	Maturity	Par Amount	Cost	Fair Value	% of Net Assets(2)
Interface Security Systems, Inc.	Electronics	Senior Secured First Lien Notes 9.250%(3)(4)(5)	1/15/2018	3,417,000	3,479,190	3,513,394	3.9%

				3,417,000	3,479,190	3,513,394
IronGate Energy Services LLC	Oil and Gas	Senior Secured First Lien Notes 11.000%(3)(5)	7/1/2018	3,000,000	2,945,091	2,970,000	3.3%

				3,000,000	2,945,091	2,970,000
KCG Holdings, Inc.	Finance	Senior Secured Second Lien Notes 8.250%(3)(5)(6)	6/15/2018	3,000,000	3,000,000	2,940,000	3.3%

				3,000,000	3,000,000	2,940,000
Keystone Automotive Operations, Inc.	Automobile	Senior Secured Second Lien Term Loans LIBOR + 9.500%, 1.250% Floor	8/15/2020	5,000,000	5,000,000	5,000,000	5.6%

				5,000,000	5,000,000	5,000,000
Linc Energy Finance (USA), Inc.	Oil and Gas	Senior Secured First Lien Notes 12.500%(3)(4)(5)	10/31/2017	500,000	498,374	546,250	0.6%
		Senior Secured First Lien Notes 12.500%(4)(5)	10/31/2017	500,000	484,586	546,250	0.6%

				1,000,000	982,960	1,092,500
Liquidnet Holdings, Inc.	Finance	Senior Secured First Lien Term Loans LIBOR + 8.000%, 1.250% Floor	5/7/2017	2,925,000	2,898,020	2,895,750	3.2%

				2,925,000	2,898,020	2,895,750
Livingston International, Inc.(8)	Cargo Transport	Senior Secured Second Lien Term Loans LIBOR + 7.750%, 1.250% Floor(6)	4/18/2020	2,720,000	2,713,808	2,740,400	3.0%

				2,720,000	2,713,808	2,740,400
Maxim Crane Works Holdings, Inc.	Oil and Gas	Senior Secured Second Lien Notes 12.250%(3)(5)	4/15/2015	1,500,000	1,523,112	1,546,875	1.7%

				1,500,000	1,523,112	1,546,875
Mohegan Tribal Gaming Authority	Hotels, Motels, Inns, and Gaming	Senior Secured Second Lien Notes 11.500%(3)(5)	11/1/2017	1,000,000	1,038,600	1,126,250	1.3%

				1,000,000	1,038,600	1,126,250
Murray Energy Corp.	Mining, Steel, Iron, and Nonprecious Metals	Senior Secured Second Lien Notes 8.625%(3)(5)	6/15/2021	2,100,000	2,122,115	2,100,000	2.3%

				2,100,000	2,122,115	2,100,000
Prince Minerals Holding Corp.	Mining, Steel, Iron, and Nonprecious Metals	Senior Secured First Lien Notes 11.500%(3)(4)(5)	12/15/2019	1,200,000	1,186,557	1,278,000	1.4%

				1,200,000	1,186,557	1,278,000
Reddy Ice Group, Inc.	Beverage, Food, and Tobacco	Senior Secured Second Lien Term Loans LIBOR + 9.500%, 1.250% Floor(4)	10/1/2019	2,000,000	2,000,000	1,983,886	2.2%

				2,000,000	2,000,000	1,983,886
Satmex Mexicanos, S.A. de C.V.	Telecommunications	Senior Secured First Lien Notes 9.500%(3)(5)(6)	5/15/2017	1,000,000	1,030,252	1,081,250	1.2%

				1,000,000	1,030,252	1,081,250
School Specialty, Inc.	Healthcare, Education, and Childcare	Senior Secured First Lien Term Loans LIBOR + 8.500%, 1.000% Floor	6/11/2019	2,992,500	2,941,702	2,947,612	3.3%

				2,992,500	2,941,702	2,947,612

Company(1)	Industry	Type of Investment	Maturity	Par Amount	Cost	Fair Value	% of Net Assets(2)
Securus Technologies, Inc.	Telecommunications	Senior Secured Second Lien Term Loans LIBOR + 9.000%, 1.750% Floor	4/30/2021	2,000,000	1,980,796	1,965,000	2.2%

				2,000,000	1,980,796	1,965,000
Sesac Holdco II, Inc.	Broadcasting and Entertainment	Senior Secured Second Lien Term Loans LIBOR + 8.750%, 1.250% Floor(4)	7/12/2019	2,250,000	2,295,345	2,289,555	2.5%

				2,250,000	2,295,345	2,289,555
Shale-Inland Holdings, Inc.	Oil and Gas	Senior Secured First Lien Notes 8.750%(3)(5)	11/15/2019	1,000,000	994,037	1,012,970	1.1%

				1,000,000	994,037	1,012,970
Sizzling Platter, LLC	Beverage, Food, and Tobacco	Senior Secured First Lien Notes 12.250%(3)(4)(5)	4/15/2016	2,063,000	2,131,310	2,183,252	2.4%

				2,063,000	2,131,310	2,183,252
Sorenson Communications	Telecommunications	Senior Secured First Lien Term Loans LIBOR + 8.250%, 1.250% Floor	10/31/2014	2,987,500	2,987,500	2,994,969	3.3%

				2,987,500	2,987,500	2,994,969
Tempel Steel Company	Mining, Steel, Iron, and Nonprecious Metals	Senior Secured First Lien Notes 12.000%(3)(4)(5)	8/15/2016	1,115,000	1,105,076	1,079,320	1.2%

				1,115,000	1,105,076	1,079,320
True Religion Apparel, Inc.	Personal and Nondurable Consumer Products (Manufacturing Only)	Senior Secured Second Lien Term Loans LIBOR + 10.000%, 1.000% Floor	1/30/2020	4,000,000	3,830,887	3,830,887	4.3%

				4,000,000	3,830,887	3,830,887
U.S. Well Services, LLC	Oil and Gas	Senior Secured First Lien Notes 14.500%(3)(4)(5)	2/15/2017	2,816,605	2,805,534	2,817,309	3.1%

				2,816,605	2,805,534	2,817,309
U.S. Well Services, LLC, Warrants, expires 2/15/19	Oil and Gas	Warrants/Equity(4)(7)		1,731	173	38,324	0.0%

				1,731	173	38,324
Total non-controlled/non-affiliated investments					$104,157,445	$104,787,528	116.2%

					Notional Amount	Unrealized Gain (Loss)
Derivative Instrument — Long Exposure
Total return swap (Note 5)		Total return swap			$7,030,000	$(32,400)

					$7,030,000	$(32,400)

(1)	All of our investments are domiciled in the United States except for Satmex Mexicanos, S.A. de C.V., Livingston International, Inc., and Clondalkin Acquisitions B.V., which are domiciled in Mexico, Canada and the Netherlands, respectively.
(2)	Percentage is based on net assets of $90,146,527 as of September 30, 2013.
(3)	Securities are exempt from registration under Rule 144A of the Securities Act of 1933. These securities represent $51,942,247 and 57.6% of net assets as of September 30, 2013 and are considered restricted.
(4)	An affiliated fund that is managed by an affiliate of SIC Advisors LLC also holds an investment in this security.
(5)	Positions are held as collateral for margin borrowings from our prime broker. The fair value for collateral held at September 30, 2013 is $60,140,763.
(6)	The investment is not a qualifying asset under the Investment Company Act of 1940, as amended.
(7)	Security is non-income producing.
(8)	Livingston International, Inc. is also held in the underlying portfolio of the total return swap with Citibank, N.A. (see Note 5). Sierra’s total committment to Livingston International, Inc. is $4,755,400 or 5.3% of Net Assets as of September 30, 2013.

Sierra Income Corporation

Schedule of Investments

December 31, 2012(6)

Company(1)	Industry	Type of Investment	Maturity	Par Amount	Cost	Fair Value	% of Net Assets(2)
Non-Controlled/non-affiliated investments —148.3%
Aderant North America, Inc.	Electronics	Senior Secured Loans — Second Lien LIBOR + 8.75%, 1.25% Floor(3)	6/20/2019	$450,000	$450,000	$450,000	2.2%

				450,000	450,000	450,000
Atkore International, Inc.	Mining, Steel, Iron, and Nonprecious Metals	Senior Secured Notes 9.875%(3)(4)(5)	1/1/2018	750,000	733,129	801,600	3.9%

				750,000	733,129	801,600
Bon-Ton Stores, Inc.	Retail Stores	Senior Secured Notes 10.625%(4)(5)	7/15/2017	1,000,000	914,795	951,200	4.6%

				1,000,000	914,795	951,200
Camp Systems International, Inc.	Aerospace & Defense	Senior Secured Loans — Second Lien LIBOR + 8.75%, 1.25% Floor	11/30/2019	500,000	490,523	505,000	2.4%

				500,000	490,523	505,000
Cengage Learning, Inc.	Healthcare, Education, and Childcare	Senior Secured Notes 11.500%(4)(5)	4/15/2020	1,250,000	1,348,108	1,062,500	5.2%

				1,250,000	1,348,108	1,062,500
Checkers Drive-In Restaurants, Inc.	Restaurant & Franchise	Senior Secured Notes 11.000%(4)(5)	12/1/2017	1,500,000	1,504,956	1,504,956	7.3%

				1,500,000	1,504,956	1,504,956
Deltek, Inc.	Software	Senior Secured Loans — Second Lien LIBOR + 8.75%, 1.25% Floor(3)	10/31/2019	1,000,000	985,343	985,343	4.8%

				1,000,000	985,343	985,343
Dispensing Dynamics International, Inc.	Personal and Nondurable Consumer Products (Manufacturing Only)	Senior Secured Notes 12.500%(3)(4)(5)	1/1/2018	1,200,000	1,176,009	1,176,009	5.7%

				1,200,000	1,176,009	1,176,009
EarthLink, Inc.	Telecommunications	Senior Secured Notes 10.500%(4)(5)	4/1/2016	900,000	950,574	957,420	4.6%

				900,000	950,574	957,420
Exide Technologies	Machinery (Nonagriculture, Nonconstruction, Nonelectric)	Senior Secured Notes 8.625%(3)(4)(5)	2/1/2018	1,600,000	1,336,979	1,364,001	6.6%

				1,600,000	1,336,979	1,364,001
Fifth and Pacific Companies, Inc.	Retail Stores	Senior Secured Notes 10.500%(4)(5)	4/15/2019	500,000	557,130	557,130	2.7%

				500,000	557,130	557,130
Great Atlantic & Pacific Tea Company	Grocery	Senior Secured Loans — First Lien LIBOR + 9%, 2% Floor(3)	3/13/2017	942,875	964,535	964,535	4.7%

				942,875	964,535	964,535
Green Field Energy Services, Inc.	Oil and Gas	Senior Secured Notes 13.000%(4)(5)	11/15/2016	512,000	494,791	494,791	2.4%
		Warrants/Equity		20,000	20,000	15,115	0.1%

				532,000	514,791	509,906

Company(1)	Industry	Type of Investment	Maturity	Par Amount	Cost	Fair Value	% of Net Assets(2)
IDQ Holdings, Inc.	Automobile	Senior Secured Notes 11.500%(4)(5)	4/1/2017	1,000,000	1,044,468	1,078,200	5.2%

				1,000,000	1,044,468	1,078,200
Ineos Finance PLC	Chemicals	Senior Secured Notes 7.500%(4)(5)	5/1/2020	1,250,000	1,285,207	1,285,207	6.2%

				1,250,000	1,285,207	1,285,207
Innovation Ventures, Inc.	Retail	Senior Secured Notes 9.500%(4)(5)	8/1/2019	1,250,000	1,224,724	1,179,375	5.7%

				1,250,000	1,224,724	1,179,375
Integra Telecom, Inc.	Telecommunications	Senior Secured Notes 10.750%(3)(4)(5)	4/15/2016	750,000	722,600	757,500	3.7%

				750,000	722,600	757,500
Linc Energy Finance (USA), Inc.	Oil and Gas	Senior Secured Notes 12.500%(3)(4)(5)	10/31/2017	1,000,000	980,715	980,715	4.8%

				1,000,000	980,715	980,715
Maxim Crane Works Holdings, Inc.	Industrial	Senior Secured Notes 12.250%(4)(5)	4/15/2015	1,000,000	1,010,037	1,029,400	5.0%

				1,000,000	1,010,037	1,029,400
Mohegan Tribal Gaming Authority	Gaming	Senior Secured Notes 11.500%(4)(5)	11/1/2017	1,000,000	1,045,312	1,045,312	5.1%

				1,000,000	1,045,312	1,045,312
Pittsburgh Glass Works, LLC	Automobile	Senior Secured Notes 8.500%(4)(5)	4/15/2016	1,425,000	1,325,728	1,311,000	6.4%

				1,425,000	1,325,728	1,311,000
Prince Minerals Holding Corp.	Mining, Steel, Iron, and Nonprecious Metals	Senior Secured Notes 11.500%(3)(4)(5)	12/15/2019	1,200,000	1,186,001	1,248,000	6.1%

				1,200,000	1,186,001	1,248,000
Satmex Mexicanos, S.A. de C.V.	Telecommunications	Senior Secured Notes 9.500%(4)(5)	5/15/2017	1,000,000	1,035,564	1,035,564	5.0%

				1,000,000	1,035,564	1,035,564
Securus Technologies, Inc.	Telecommunications	Senior Secured Loans — Second Lien LIBOR + 9.00%, 1.75% Floor	5/31/2018	500,000	490,854	490,854	2.4%

				500,000	490,854	490,854
Shale-Inland Holdings, Inc.	Energy	Senior Secured Notes 8.750%(4)(5)	11/15/2019	1,000,000	993,624	1,010,000	4.9%

				1,000,000	993,624	1,010,000
Sizzling Platter, LLC	Restaurant & Franchise	Senior Secured Notes 12.250%(3)(4)(5)	4/15/2016	1,652,000	1,715,987	1,715,987	8.3%

				1,652,000	1,715,987	1,715,987
Tempel Steel Company	Mining, Steel, Iron, and Nonprecious Metals	Senior Secured Notes 12.000%(3)(4)(5)	8/15/2016	1,115,000	1,102,986	1,090,024	5.3%

				1,115,000	1,102,986	1,090,024
Tower International, Inc.	Automobile	Senior Secured Notes 10.625%(3)(4)(5)	9/1/2017	500,000	518,324	534,500	2.6%

				500,000	518,324	534,500
Travelport LLC	Business Services	Senior Secured Loans — Second Lien LIBOR + 9.5%, 1.5% Floor	11/22/2015	500,000	487,178	497,050	2.4%

				500,000	487,178	497,050
US Well Services, Inc.	Oil and Gas	Senior Secured Notes 14.500%(3)(4)(5)	2/15/2017	1,518,405	1,504,921	1,503,828	7.3%
		Warrants/Equity(3)		1,518	152	—	0.0%

				1,519,923	1,505,073	1,503,828

Company(1)	Industry	Type of Investment	Maturity	Par Amount	Cost	Fair Value	% of Net Assets(2)
WeLocalize, Inc.	Business Services	Senior Secured Loans — First Lien LIBOR + 8%, 2% Floor(3)	11/19/2015	459,478	459,478	459,478	2.2%
		Senior Secured Loans — First Lien LIBOR + 9%, 2% Floor, 1.25% PIK(3)	11/19/2015	538,617	538,617	538,617	2.6%

				998,095	998,095	998,095
Total non-controlled/ non-affiliated investments					30,599,349	30,580,211	148.3%

US Government Treasuries — 29.1%
US Treasury Bill		Government Securities 1.375%	1/15/2013	6,000,000.00	6,003,022	6,003,000	29.1%

Total Investments and US Government Treasuries — 177.4%					$36,602,371	$36,583,211	177.4%

(1)	All of our investments are domiciled in the United States except for Satmex Mexicanos S.A. de C.V., which is domiciled in Mexico.
(2)	Percentage is based on net assets of $20,622,982 as of December 31, 2012.
(3)	An affiliated fund that is managed by an affiliate of SIC Advisors LLC also holds an investment in this security.
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

SIERRA INCOME CORPORATION

Notes to Consolidated Financial Statements

September 30, 2013

(unaudited)

Note 1. Organization

Sierra Income Corporation (the “Company”) was incorporated under the general corporation laws of the State of Maryland on June 13, 2011 and formally commenced operations on April 17, 2012. The Company is an externally managed, non-diversified closed-end management investment company that has elected to be treated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). The Company is externally managed by SIC Advisors LLC (“SIC Advisors”), a registered investment adviser under the Investment Advisers Act of 1940, as amended (the “Advisers Act”). The Company has elected and intends to qualify to be treated for U.S. federal income tax purposes as a regulated investment company (“RIC”) under subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”), commencing with its taxable year ended December 31, 2012, and intends to so qualify annually thereafter. The Company’s fiscal year-end is December 31st.

On August 15, 2013, the Company formed Arbor Funding LLC, a wholly-owned financing subsidiary.

On April 17, 2012, the Company successfully reached its minimum escrow requirement and officially commenced operations by issuing 1,108,033 shares of common stock to SIC Advisors for gross proceeds of $10,000,000. The Company’s offering period is currently scheduled to terminate two years after the initial offering date, or April 16, 2014, unless extended. Since commencing its operations, the Company has sold a total of 9,865,659 shares of common stock, which includes shares issued as part of the distribution reinvestment plan in Note 12, for total proceeds of $92,217,756, which includes the shares sold to SIC Advisors. The proceeds from the issuance of common stock are presented in the Company’s consolidated statements of changes in net assets and consolidated statements of cash flows and are presented net of selling commissions and dealer manager fees.

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

Note 2. Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements have been prepared on the accrual basis of accounting in conformity with U.S. generally accepted accounting principles (“GAAP”). Additionally, the accompanying consolidated financial statements of the Company and related financial information have been prepared pursuant to the requirements for reporting on Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain disclosures accompanying annual financial statements prepared in accordance with GAAP are omitted. In the opinion of management, the unaudited financial results included herein contain all adjustments, consisting solely of normal recurring accruals, considered necessary for the fair presentation of financial statements for the interim periods included herein. The current period’s results of operations will not necessarily be indicative of results that ultimately may be achieved for the fiscal year ending 2013. The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

Cash and Cash Equivalents

The Company considers cash equivalents to be highly liquid investments or investments with original maturities of three months or less. Cash and cash equivalents include deposits in a money market account. The Company deposits its cash in a financial institution which, at times, may be in excess of the Federal Deposit Insurance Corporation insurance limits.

Offering Costs

Offering costs incurred directly by the Company will be recorded in the period incurred. See Note 7 regarding offering costs paid for by SIC Advisors.

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

Origination/closing, amendment and transaction break-up fees associated with investments in portfolio companies are recognized as income when we become entitled to such fees. Other fees are capitalized as deferred revenue and recorded into income over the respective period. Other fee income for the three and nine months ended September 30, 2013 was $21,523 and $150,983, respectively.

Prepayment penalties received by the Company for debt instruments paid back to the Company prior to the maturity date are recorded as income upon receipt.

The Company holds debt investments in its portfolio that contain a payment-in-kind (“PIK”) interest provision. PIK interest, which represents contractually deferred interest added to the investment balance that is generally due at maturity, is recorded on the accrual basis to the extent such amounts are expected to be collected. PIK interest is not accrued if the Company does not expect the issuer to be able to pay all principal and interest when due. For the three and nine months ended September 30, 2013 the Company earned $0 and $580 in PIK interest, respectively.

Investment transactions are accounted for on a trade-date basis. Realized gains or losses on investments are measured by the difference between the net proceeds from the disposition and the amortized cost basis of investment, without regard to unrealized gains or losses previously recognized. The Company reports changes in fair value of investments that are measured at fair value as a component of the net change in unrealized appreciation (depreciation) on investments in the consolidated statements of operations.

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

Investment Classification

The Company classifies its investments in accordance with the requirements of the 1940 Act. Under the 1940 Act, it would be deemed to “control” a portfolio company if it owned more than 25% of its outstanding voting securities and/or had the power to exercise control over the management or policies of such portfolio company. The Company refers to such investments in portfolio companies that it “controls” as “Control Investments.” Under the 1940 Act, the Company would be deemed to be an “Affiliated Person” of a portfolio company if it owns between 5% and 25% of the portfolio company’s outstanding voting securities or if it is under common control with such portfolio company. The Company refers to such investments in Affiliated Persons as “Affiliated Investments.” As of September 30, 2013, the Company has no Controlled Investments or Affiliated Investments.

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

The Company uses third-party valuation firms to assist the board of directors in the valuation of its portfolio investments. The valuation reports generated by the third-party valuation firms consider the evaluation of financing and sale transactions with third parties, expected cash flows and market based information, including comparable transactions, performance multiples, and movement in yields of debt instruments, among other factors. Based on market data obtained from the third-party valuation firms, the Company uses a combined market yield analysis and an enterprise model of valuation. In applying the market yield analysis, the value of the Company’s loans is determined based upon inputs such as the coupon rate, current market yield, interest rate spreads of similar securities, the stated value of the loan, and the length to maturity. In applying the enterprise model, the Company uses a waterfall analysis which takes into account the specific capital structure of the borrower and the related seniority of the instruments within the borrower’s capital structure into consideration. To estimate the enterprise value of the portfolio company, we weigh some or all of the traditional market valuation methods and factors based on the individual circumstances of the portfolio company in order to estimate the enterprise value. The methodologies for performing investments may be based on, among other things: valuations of comparable public companies, recent sales of private and public comparable companies, discounting the forecasted cash flows of the portfolio company, third party valuations of the portfolio company, considering offers from third parties to buy the company, estimating the value to potential strategic buyers and considering the value of recent investments in the equity securities of the portfolio company. For non-performing investments, we may estimate the liquidation or collateral value of the portfolio company’s assets and liabilities using an expected recovery model. We may estimate the fair value of warrants based on a model such as the Black-Scholes model or simulation models or a combination thereof.

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

Federal Income Taxes

The Company has elected to be treated as a RIC under subchapter M of the Code and operate in a manner so as to qualify for the tax treatment applicable to RICs. In order to qualify as a RIC, among other things, the Company is required to meet certain source of income and asset diversification requirements and timely distribute to its stockholders at least 90% of the sum of its investment company taxable income (“ICTI”)

including PIK, as defined by the Code, and net tax exempt interest income (which is the excess of the Company’s gross tax exempt interest income over certain disallowed deductions) for each taxable year in order to be eligible for tax treatment under subchapter M of the Code. Depending on the level of ICTI earned in a tax year, the Company may choose to carry forward ICTI in excess of current year dividend distributions into the next tax year. Any such carryover ICTI must be distributed before the end of that next tax year through a dividend declared prior to filing the final tax return related to the year which generated such ICTI.

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

The Company accounts for income taxes in conformity with ASC Topic 740 — Income Taxes (“ASC 740”). ASC 740 provides guidelines for how uncertain tax positions should be recognized, measured, presented and disclosed in financial statements. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions deemed to meet a “more-likely-than-not” threshold would be recorded as a tax benefit or expense in the current period. The Company recognizes interest and penalties, if any, related to unrecognized tax benefits as income tax expense in the consolidated statements of operations. There were no material uncertain income tax positions at September 30, 2013. Although the Company files federal and state tax returns, its major tax jurisdiction is federal. The Company’s inception-to-date federal tax years for the Company remain subject to examination by the Internal Revenue Service.

The following table reflects, for tax purposes, the sources of the cash distributions that the Company has paid on its common stock during the nine months ended September 30, 2013, and the year ended December 31, 2012:

	Nine months ended September 30, 2013		Year Ended December 31, 2012
Source of Distribution	Distribution Amount(1)	Percentage	Distribution Amount	Percentage
Return of capital from offering proceeds	$—	—%	$—	—%
Return of capital from borrowings	$—	—%	$—	—%
Net investment income	$3,299,596	100.0%	$637,330	100.0%
Return of capital (other)	$—	—%	$—	—%

Distributions on a tax basis:	$3,299,596	100.0%	$637,330	100.0%

(1)

The Distribution Amount and Percentage reflected for September 30, 2013 are estimated figures. The actual source of distributions for the fiscal year ending 2013 will be calculated in connection with the Company’s year-end procedures.

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

Note 3. Investments

The following table shows the composition of the Company’s portfolio in debt and equity investments by industry classification at fair value at September 30, 2013:

	Fair Value	Percentage
Oil and Gas	$17,886,662	17.1%
Telecommunications	11,073,545	10.6%
Chemicals, Plastics, and Rubber	11,045,360	10.5%
Personal and Nondurable Consumer Products (Manufacturing Only)	9,106,473	8.7%
Electronics	6,970,894	6.6%
Automobile	6,077,280	5.8%
Finance	5,835,750	5.6%
Beverage, Food and Tobacco	5,742,138	5.5%
Mining, Steel, Iron, and Nonprecious Metals	5,270,133	5.0%
Retail Stores	4,779,093	4.5%
Healthcare, Education, and Childcare	4,473,862	4.3%
Hotels, Motels, Inns, and Gaming	4,171,250	4.0%
Cargo Transport	2,740,400	2.6%
Aerospace and Defense	2,421,499	2.3%
Broadcasting and Entertainment	2,289,555	2.2%
Leisure, Amusement, Motion Pictures, Entertainment	1,987,340	1.9%
Containers, Plastics, and Glass	1,970,000	1.9%
Grocery	946,294	0.9%

Total	$104,787,528	100.0%

The following table shows the composition of the Company’s portfolio in debt and equity investments by industry classification at fair value at December 31, 2012:

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

The following table summarizes the amortized cost and the fair value of the Company’s portfolio in debt and equity investments as of September 30, 2013:

	Amortized Cost	Percentage	Value	Percentage
Senior secured first lien notes	$48,433,373	46.6%	$48,832,046	46.6%
Senior secured second lien term loans	28,756,421	27.6	28,905,110	27.6
Senior secured first lien term loans	15,668,252	15.0	15,681,090	15.0
Senior secured second lien notes	11,270,226	10.8	11,308,717	10.8
Warrants/Equity	29,173	0.0%	60,565	0.0

Total	$104,157,445	100.0%	$104,787,528	100.0%

The following table summarizes the amortized cost and the fair value of the Company’s portfolio in debt and equity investments as of December 31, 2012:

	Amortized Cost	Percentage	Fair Value	Percentage
Senior secured notes	$25,712,669	84.0%	$25,674,219	84.0%
Senior secured second lien term loans	2,903,898	9.5	2,928,247	9.6
Senior secured first lien term loans	1,962,630	6.4	1,962,630	6.4
Warrants/Equity	20,152	0.1	15,115	0.0

Total	$30,599,349	100.0%	$30,580,211	100.0%

The following table shows the composition by of the Company’s portfolio in debt and equity investments geography classification at fair value at September 30, 2013:

Geography	Fair Value	Percentage
United States	$98,995,878	94.5%
Canada	2,740,400	2.6
Netherlands	1,970,000	1.9
Mexico	1,081,250	1.0

Total	$104,787,528	100.0%

The following table shows the portfolio composition by geography classification at fair value at December 31, 2012:

Geography	Fair Value	Percentage
United States	$29,544,647	96.6%
Mexico	1,035,564	3.4

Total	$30,580,211	100.0%

Opportunities for co-investments may arise when SIC Advisors or an affiliated adviser becomes aware of investment opportunities that may be appropriate for the Company and other clients, or affiliated funds. As a BDC, the Company is substantially limited in its ability to co-invest in privately negotiated transactions with affiliated funds unless it obtains an exemptive order from the SEC. The Company has applied for such an exemptive order, although there is no assurance that it will obtain the requested relief. Before receiving relief, the Company will only participate in co-investments that are allowed under existing regulatory guidance, such as syndicated loan transactions where price is the only negotiated term, which could limit the types of investments that the Company may make. Please refer to footnote 4 to the Schedule of Investments as of September 30, 2013 for disclosures regarding securities also held by affiliated funds.

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

The following table presents the fair value measurements of the Company’s investments, by major class according to the fair value hierarchy, as of September 30, 2013:

Type of Investment	Level 1	Level 2	Level 3	Total
Senior secured first lien notes	$—	$4,402,813	$44,429,233	$48,832,046
Senior secured second lien term loans	—	—	28,905,110	28,905,110
Senior secured first lien term loans	—	—	15,681,090	15,681,090
Senior secured second lien notes	—	—	11,308,717	11,308,717
Warrants/Equity	—	—	60,565	60,565

Total	$—	$4,402,813	$100,384,715	$104,787,528

Derivative Instrument	Level 1	Level 2	Level 3	Total
Liability
Total return swap	$—	$—	$(32,400)	$(32,400)

The following table presents the fair value measurements of the Company’s investments, by major class according to the fair value hierarchy, as of December 31, 2012:

	Level 1	Level 2	Level 3	Total
Senior secured notes	$—	$3,123,021	$22,551,198	$25,674,219
US Government Treasuries	—	6,003,000	—	6,003,000
Senior secured second lien term loans	—	—	2,928,247	2,928,247
Senior secured first lien term loans	—	—	1,962,630	1,962,630
Warrants/Equity	—	—	15,115	15,115

Total	$—	$9,126,021	$27,457,190	$36,583,211

The following table provides a reconciliation of the beginning and ending balances for investments that use Level 3 inputs for the nine months ended September 30, 2013 based off of fair value hierarchy at September 30, 2013:

	Senior Secured First Lien Notes	Senior Secured Second Lien Notes	Senior Secured First Lien Term Loans	Senior Secured Second Lien Term Loans	Warrants/ Equity	Total Return Swap	Total
Balance, December 31, 2012	$18,214,286	$4,336,912	$1,962,630	$2,928,247	$15,115	$—	$27,457,190
Purchases	31,515,291	8,413,823	15,305,409	27,693,371	9,021	—	82,936,915
Sales	(5,445,370)	(1,770,313)	(1,607,653)	(1,850,000)	—	—	(10,673,336)
Transfers in	—	1,659,221	—	—	—	—	1,659,221
Transfers out	—	(1,508,330)	—	—	—	—	(1,508,330)
Amortization of discount/ (premium)	(57,877)	9,785	(2,238)	(2,980)	—	—	(53,310)
Paid-in-kind interest income	—	—	580	—	—	—	580
Net realized gains	(421,615)	133,764	9,524	12,132	—	—	(266,195)
Net change in unrealized appreciation/ (depreciation)	624,518	33,855	12,838	124,340	36,429	(32,400)	799,580

Balance, September 30, 2013	$44,429,233	$11,308,717	$15,681,090	$28,905,110	$60,565	$(32,400)	$100,352,315

Change in net unrealized appreciation (depreciation) in investments still held as of September 30, 2013(1)	$780,355	$(29,398)	$(4,554)	$49,759	$36,429	$—	$832,591

(1)	Amount is included in the related amount on investments and derivative instruments in the condensed consolidated statements of operations.

During the nine months ended September 30, 2013, there were no transfers from Level 3 to Level 2 and $1,659,221 in transfers from level 2 to level 3 due to a decrease in observable market data.

The following table provides a reconciliation of the beginning and ending balances for investments that use Level 3 inputs for the nine months ended September 30, 2012 based off of fair value hierarchy at September 30, 2012:

	Senior Secured Notes	First Lien Term Loans	Second Lien Term Loans	Warrants/ Equity	Total
Balance, December 31, 2011	$—	$—	$—	$—	$—
Purchases	11,995,516	3,940,874	1,465,000	20,086	17,421,476
Sales	(1,007,500)	(1,977,848)	—	—	(2,985,348)
Amortization of discount/ (premium)	(14,936)	(842)	2,012	—	(13,766)
Paid-in-kind interest income	—	2,213	—	—	2,213
Net realized gains	22,500	2,565	—	—	25,065
Net change in unrealized appreciation/ (depreciation)	1,914	(22,908)	(6,417)	—	(27,411)

Balance, September 30, 2012	$10,997,494	$1,944,054	$1,460,595	$20,086	$14,422,229

During the nine months ended September 30, 2012, there were no transfers from Level 3 to Level 2 or from Level 2 to Level 3.

The following table presents the quantitative information about level 3 fair value measurements of our investments, as of September 30, 2013:

	Fair Value	Valuation techniques	Unobservable input	Range (weighted average)
Senior secured first lien term loans	$15,681,090	Market approach	Market yield	7.16% – 10.57% (9.69%)
Senior secured second lien term loans	$28,905,110	Market approach	Market yield	8.84% – 11.99% (10.33%)
Senior secured first lien notes	$48,429,233	Market approach	Market yield	6.17% – 22.58% (9.79%)
Senior secured second lien notes	$11,308,717	Market approach	Market yield	7.78% – 10.90% (9.12%)
Warrants/Equity	$60,565	Enterprise valuation analysis	EBITDA multiple	2.90x – 3.75x (3.34%)
Total return swap	$(32,400)	Market approach	Market yield	8.84% – 9.02% (8.95%)

The following table presents the quantitative information about level 3 fair value measurements of our investments, as of December 31, 2012:

	Fair Value	Valuation techniques	Unobservable input	Range (weighted average)
Senior secured first lien term loan	$1,962,630	Market approach	Market yield	8.8% –13.2% (10.8%)
Senior secured second lien term loan	$2,928,247	Market approach	Market yield	8.9% –13.9% (10.5%)
Senior secured notes	$22,551,198	Market approach	Market yield	4.2% –15.8% (12.0%)
Warrants/Equity	$15,115	Enterprise valuation analysis	EBITDA multiple	1x

The significant unobservable inputs used in the fair value measurement of the Company’s debt investments are market yields. Significant increases in market yields would result in significantly lower fair value measurements.

The significant unobservable inputs used in the fair value measurement of the Company’s warrants/equity investments are comparable company EBITDA multiples. Significant decreases in EBITDA multiples in isolation would result in significantly lower fair value measurements.

Note 5. Total Return Swap

On August 27, 2013, the Company, through its wholly-owned financing subsidiary Arbor Funding LLC (“Arbor”), entered into a total return swap (“TRS”) with Citibank, N.A. (“Citibank”).

The TRS with Citibank enables Arbor to obtain the economic benefit of the loans underlying the TRS, despite the fact that such loans will not be directly held or otherwise owned by Arbor, in return for an interest-type payment to Citibank. Accordingly, the TRS is analogous to Arbor utilizing leverage to acquire loans and incurring an interest expense to a lender.

SIC Advisors acts as the investment manager of Arbor and has discretion over the composition of the basket of loans underlying the TRS. The terms of the TRS are governed by an ISDA 2002 Master Agreement, the Schedule thereto and Credit Support Annex to such Schedule, and the Confirmation exchanged thereunder, between Arbor and Citibank, which collectively establish the TRS, and are collectively referred to herein as the “TRS Agreement”.

Pursuant to the terms of the TRS Agreement, and subject to conditions customary for transactions of this nature, Arbor may select a portfolio of loans with a maximum market value (determined at the time each such loan becomes subject to the TRS) of $100,000,000, which is also referred to as the maximum notional amount of the TRS. Each individual loan, and the portfolio of loans taken as a whole, must meet criteria described in the TRS Agreement. Arbor receives from Citibank a periodic payment on set dates that is based upon any coupons, both earned and accrued, generated by the loans underlying the TRS as well as an amount equal to any appreciation in the value of the basket of loans, subject to limitations described in the TRS Agreement as well as any fees associated with the loans included in the portfolio. Arbor pays to Citibank interest at a rate equal to one-month LIBOR + 1.3% per annum as well as an amount equal to any depreciation in value of the basket of loans. In addition, upon the termination or repayment of any loan subject to the TRS, Arbor either receives from Citibank the appreciation in the value of such loan, or pays to Citibank any depreciation in the value of such loan.

Citibank may terminate the TRS on or after the second anniversary of the effectiveness of the TRS. SIC Advisors may terminate the TRS on behalf of Arbor at any time upon providing 10 days prior notice to Citibank. Any termination by SIC Advisors on behalf of Arbor prior to the second anniversary of the effectiveness of the TRS will result in payment of an early termination fee to Citibank. The early termination fee shall equal the present value of the following two cash flows: (a) interest payments at a rate equal 1.30% based on 70% of the maximum notional amount of $100,000,000, payable from the later of the first anniversary of the effectiveness of the TRS or the termination date until the second anniversary of the effectiveness of the TRS and (b) interest payments at a rate equal to 0.15% based on the maximum notional amount of $100,000,000, payable from the later of the first anniversary of the effectiveness of the TRS or the termination date until the second anniversary of the effectiveness of the TRS.

Arbor is required to pay a minimum usage fee in connection with the TRS of 1.3% on the amount equal to 85% of the average daily unused portion of the maximum amount permitted under the TRS. Such minimum usage fee will not apply during the first 365 days and last 60 days of the term of the TRS. Arbor will also pay Citibank customary fees in connection with the establishment and maintenance of the TRS.

Arbor is required to initially cash collateralize a specified percentage of each loan (generally 25% of the market value of such loan) included under the TRS in accordance with margin requirements described in the TRS Agreement. Arbor may be required to post additional collateral from time to time as a result of a decline in the mark-to-market value of the portfolio of loans subject to the TRS. The obligations of Arbor under the TRS Agreement are non-recourse to the Company and the Company’s exposure under the TRS Agreement is limited to the value of the Company’s investment in Arbor, which generally equals the value of cash collateral provided by Arbor under the TRS Agreement.

In connection with the TRS, Arbor has made customary representations and warranties and is required to comply with various covenants, reporting requirements and other customary requirements for similar transactions. In addition to customary events of default and termination events included in the form ISDA 2002 Master Agreement, the TRS Agreement contains the following termination events: (a) a failure to satisfy the portfolio criteria for at least 30 days; (b) a failure to post initial cash collateral or additional collateral as required by the TRS Agreement; (c) a default by Arbor or the Company with respect to indebtedness in an amount equal to or greater than the lesser of $10,000,000 and 2% of the Company’s net asset value at such time; (d) a merger of Arbor or the Company meeting certain criteria; (e) the Company or Arbor amending their respective constituent documents to alter their investment strategy in a manner that has or could reasonably be expected to have a material adverse effect; and (f) SIC Advisors ceasing to be the investment manager of Arbor or to have authority to enter into transactions under the TRS Agreement on behalf of Arbor, and not being replaced by an entity reasonably acceptable to Citibank.

The Company’s maximum derivative risk exposure as of September 30, 2013 is $2,209,000, which is recorded on the consolidated statement of assets and liabilities as cash collateral on total return swap.

The Company’s derivative liability due to Citibank, net of amounts available for offset under a master netting agreement as of September 30, 2013 was $32,400, which is recorded on the consolidated statement of assets and liabilities as unrealized depreciation on total return swap. The Company does not offset collateral posted in relation to the TRS with any unrealized appreciation or depreciation outstanding in the consolidated statement of assets and liabilities as of September 30, 2013.

Transactions in total return swap contracts during the nine months ended September 30, 2013 were $0 in realized gains/(losses) and $32,400 in unrealized losses, which is recorded on the consolidated statement of operations as net change in unrealized appreciation/(depreciation) on total return swap.

For the nine months ended September 30, 2013, the average notional par amount of total return swap contracts was $781,111.

The following is a summary of the TRS reference assets as of September 30, 2013 (unaudited):

Company(3)	Industry	Type of Investment		Maturity	Par Amount	Initial Notional Amount	Current Notional Amount	Unrealized Appreciation (Depreciation)
AMF Bowling Worldwide, Inc.	Leisure, Amusement, Motion Pictures, Entertainment	Senior Secured First Lien Term Loans	LIBOR + 7.500%, 1.250% Floor(2)	6/29/2018	3,000,000	$2,985,000	$2,970,000	$(15,000)

					3,000,000	2,985,000	2,970,000	(15,000)
Livingston International, Inc.	Cargo Transport	Senior Secured Second Lien Term Loans	LIBOR + 7.750%, 1.250% Floor(1)(2)	4/18/2020	2,000,000	2,015,000	2,015,000	—

					2,000,000	2,015,000	2,015,000	—
McGraw-Hill Companies, Inc.	Printing and Publishing	Senior Secured First Lien Term Loans	LIBOR + 7.750%, 1.250% Floor(2)	3/22/2019	2,000,000	2,030,000	2,012,600	(17,400)

					2,000,000	2,030,000	2,012,600	(17,400)
Total						$7,030,000	$6,997,600	$(32,400)

(1)	The investment is not a qualifying asset under the Investment Company Act of 1940, as amended.
(2)	The referenced asset or portion thereof is unsettled as of September 30, 2013.
(3)	All investments are domiciled in the United States except for Livingston International, Inc., which is domiciled in the Netherlands.

Note 6. Borrowings

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

Prime Brokerage Agreement

The Company maintains a prime brokerage account and margin borrowing facility (the “Margin Facility”) with Barclays Capital Inc. (“Barclays”) for investment purposes that is based on the fair value of investments held at Barclays as determined by Barclays. As of September 30, 2013, the Company’s borrowings under the Margin Facility totaled $17,196,550 and were recorded as due to prime broker on the Company’s consolidated statements of assets and liabilities. The Company’s average outstanding borrowings for the nine months ended September 30, 2013 was $14,695,275. The interest rate charged is variable and ranges from one month LIBOR plus 0.25% to one month LIBOR plus 2.00%. The Company’s weighted average interest rate on borrowings for the nine months ended September 30, 2013 was 0.96%.

Note 7. Agreements

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

The base management fee is calculated at an annual rate of 1.75% of the Company’s gross assets payable quarterly in arrears. For purposes of calculating the base management fee, the term “gross assets” includes any assets acquired with the proceeds of leverage. For the first quarter of the Company’s operations, the base management fee was calculated based on the initial value of the Company’s gross assets. Subsequently, the base management fee is calculated based on the gross assets at the end of each completed calendar quarter. Base management fees for any partial quarter are appropriately prorated. For the three and nine months ended September 30, 2013, the Company recorded an expense for base management fees of $487,843 and $1,091,731, of which $487,843 and $171,317 were payable at September 30, 2013 and December 31, 2012, respectively.

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

For the three and nine months ended September 30, 2013, the Company recorded a provisional capital gains incentive fee of $(34,108), and $0, respectively. The $(34,108) represents a reversal of a portion of provisional capital gains incentive fee accrued in prior periods. As of September 30, 2013, there was no provisional incentive fee recorded on the consolidated statements of assets and liabilities. For the three and nine months ended September 30, 2012, the Company recorded a provisional capital gains incentive fee of $13,125 and $14,485, respectively.

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

For the nine months ended September 30, 2013 and for the period from June 13, 2011 (inception) through December 31, 2012, SIC Advisors incurred organizational and offering costs of $835,452 and $2,984,676, respectively. Of the total $3,820,128 organizational and offering costs incurred from inception through September 30, 2013, $272,205 was reimbursed to SIC Advisors during the year ended December 31, 2012. For the nine months ended September 30, 2013, $956,436 was reimbursed to SIC Advisors, of which $55,927 relates to expense reimbursements incurred and payable as of December 31, 2012 and, of which $15,702 has been accrued and is reflected in the consolidated statements of assets and liabilities as due to affiliate. The remaining unreimbursed amount will be eligible for reimbursement to the extent the Company receives subscriptions until April 16, 2014, which is the currently scheduled date that the offering period ends, unless it is extended. Organizational and offering expenses paid for by SIC Advisors and reimbursed by the Company will be expensed on the Company’s consolidated statements of operations.

Administration Agreement

On April 5, 2012, the Company entered into an administration agreement with Medley Capital LLC, pursuant to which Medley Capital LLC furnishes the Company with administrative services necessary to conduct its day-to-day operations. Medley Capital LLC is reimbursed for administrative expenses it incurs on the Company’s behalf in performing its obligations. Such costs are reasonably allocated to the Company on the basis of assets, revenues, time records or other reasonable methods. The Company does not reimburse Medley Capital LLC for any services for which it receives a separate fee or for rent, depreciation, utilities, capital equipment or other administrative items allocated to a controlling person of Medley Capital LLC. Medley Capital LLC is an affiliate of SIC Advisors. For the three and nine months ended September 30, 2013, the Company recorded an expense of $143,509 and $440,423, respectively, relating to administrator expenses. For the three and nine months ended September 30, 2012, the Company recorded an expense of $141,456 and $247,217, respectively, relating to administrator expense.

Expense Support and Reimbursement Agreement

On June 29, 2012, the Company entered into an Expense Support and Reimbursement Agreement (the “Expense Support Agreement”) with SIC Advisors. Pursuant to the Expense Support Agreement, SIC Advisors has agreed to reimburse the Company for operating expenses in an amount equal to the difference between distributions paid to the Company’s stockholders in each month, less the sum of the Company’s net investment income, the Company’s net realized capital gains and dividends paid to the Company from its portfolio companies during such period (“Expense Support Payment”). To the extent that no dividends or other distributions are paid to the Company’s stockholders in any given month, then the Expense Support Payment for such month shall be equal to such amount necessary in order for Available Operating Funds for the month to equal zero. The terms of the Expense Support Agreement commenced as of the date that the Company’s registration statement was declared effective by the SEC and continued monthly thereafter until December 31, 2012. Subsequently, the Company’s board of directors approved amendments to the Expense Support Agreement that extended the term from December 31, 2012 to June 30, 2014.

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

As of September 30, 2013, the Company recorded $1,965,938 in its consolidated statements of assets and liabilities as due from affiliate relating to the Expense Support and Reimbursement Agreement. For the three and nine months ended September 30, 2013, the Company recorded expense support reimbursements of $1,262,848 and $2,680,676, respectively, on the consolidated statements of operations, included in which was $125,000 that SIC Advisors elected to reimburse on June 27, 2013 related to expenses from prior periods. Reimbursements of Expense Support Payments to SIC Advisors will be accrued as they become probable and estimable. For the three and nine months ended September 30, 2012, the Company recorded expense reimbursements of $437,303 and $893,537, respectively, on the consolidated statements of operations. For the three and nine months ended September 30, 2012 and 2013, the Company did not record any reimbursement of Expense Support Payments to SIC Advisors.

The following table provides information regarding Expenses Support Payments incurred by SIC Advisors pursuant to the Expense Support Agreement as well as other information relating to the Company’s ability to reimburse SIC advisors for such payments:

Quarter Ended	Amount of Expense Payment Obligation	Operating Expense Ratio(1)	Annualized Distribution Rate(2)	Eligible for Reimbursement Through
June 30, 2012	$454,874	6.13%	8.00%	June 30, 2015
September 30, 2012	437,303	4.05%	8.00%	September 30, 2015
December 31, 2012	573,733	3.91%	8.00%	December 31, 2015
March 31, 2013	685,404	1.71%	8.00%	March 31, 2016
June 30, 2013	732,425	1.00%	7.84%	June 30, 2016
September 30, 2013	1,277,853	0.83%	7.84%	September 30, 2016

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

Note 8. Related Party Transactions

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

Due from affiliate relates to Expense Support Payments as discussed in Note 7.

Due to affiliate relates to reimbursements of organizational and offering expenses paid to the Advisor as discussed in Note 7.

An affiliate of the Company’s dealer manager has an ownership interest in SIC Advisors.

Note 9. Directors Fees

The Company’s independent directors receive an annual retainer fee of $30,000 and further receive a fee of $2,500 ($1,000 for telephonic attendance) for each regularly scheduled board meeting and a fee of $1,000 for each special board meeting and all committee meetings as well as reimbursement of reasonable and documented out-of-pocket expenses incurred in connection with attending each board or committee meeting. In addition, the chairman of the audit committee receives an annual retainer of $10,000, while the chairman of any other committee receives an annual retainer of $2,500. For the three and nine months ended September 30, 2013, the Company recorded directors’ fees expenses of $41,646 and $127,286, respectively, of which $62,994 was payable at September 30, 2013. For the three and nine months ended September 30, 2013, the Company recorded directors’ fees expenses of $40,112 and $111,242, respectively.

Note 10. Earnings Per Share

In accordance with the provisions of ASC Topic 260 — Earnings per Share (“ASC 260”), basic earnings per share is computed by dividing earnings available to common shareholders by the weighted average number of shares outstanding during the period. Other potentially dilutive common shares, and the related impact to earnings, are considered when calculating earnings per share on a diluted basis.

The following table sets forth the computation of the weighted average basic and diluted net increase in net assets per share from operations for the three and nine months ended September 30:

	For the three months ended September 30,		For the nine months ended September 30,
Basic and diluted	2013	2012	2013	2012
Net increase/(decrease) in net assets from operations	$1,444,156	$312,197	$3,325,346	$168,931
Weighted average common shares outstanding	7,896,446	1,231,625	5,441,473	721,389
Earnings per common share-basic and diluted	$0.18	$0.25	$0.61	$0.23

Note 11. Commitments and Contingencies

As of September 30, 2013, the Company had no unfunded commitments under loan and financing agreements.

Note 12. Distributions and Share Repurchase Plan

Distributions

Dividends and distributions to common stockholders are recorded on the ex-dividend date. The amount to be paid out as a dividend is determined by the Company’s board of directors.

The Company has adopted an “opt in” distribution reinvestment plan (“DRIP”) pursuant to which the Company’s common stockholders may elect to have the full amount of any cash distributions reinvested in additional shares of the Company’s common stock. As a result, if the Company declares a cash dividend or other distribution, each stockholder that has “opted in” to the Company’s reinvestment plan will have their distributions automatically reinvested in additional shares of the Company’s common stock rather than receiving cash distributions. Stockholders who receive distributions in the form of shares of common stock will be subject to the same federal, state and local tax consequences as if they received cash distributions. For the nine months ended September 30, 2013, the Company distributed a total of $3,299,596, of which, $2,291,620 was in cash and $1,007,976 was in the form of common shares associated with the DRIP. For the nine months ended September 30, 2012, the Company distributed a total of $153,884, of which, $150,622 was in cash and $3,262 was in the form of common shares associated with the DRIP.

The following table reflects the cash distributions per share that the Company declared or paid to its stockholders since it commenced operations in April 2012. Stockholders of record as of each respective record date were entitled to receive the distribution.

Record Date	Payment Date	Amount per share
July 13 and 31, 2012	August 1, 2012	$0.03333
August 15 and 31, 2012	September 4, 2012	0.03333
September 14 and 28, 2012	October 1, 2012	0.03333
October 15 and 30, 2012	October 31, 2012	0.03333
November 15 and 29, 2012	November 30, 2012	0.03333
December 14 and 28, 2012	December 31, 2012	0.03333
January 15 and 31, 2013	January 31, 2013	0.03333
February 15 and 28, 2013	February 28, 2013	0.03333
March 15 and 29, 2013	March 29, 2013	0.03333
April 15 and 30, 2013	April 30, 2013	0.03333
May 15 and 31, 2013	May 31, 2013	0.03333
June 14 and 28, 2013	June 28, 2013	0.03333
July 15 and 31, 2013	July 31, 2013	0.03333
August 15 and 30, 2013	August 30, 2013	0.03333
September 13 and 30, 2013	September 30, 2013	0.03333
October 15 and 31, 2013	October 31, 2013	0.03333
November 15 and 29, 2013	November 29, 2013	0.03333
December 13 and 31, 2013	December 31, 2013	0.03333

The Company’s distributions may be funded from offering proceeds or borrowings, which may constitute a return of capital and reduce the amount of capital available to the Company for investment. Any capital returned to stockholders through distributions will be distributed after payment of fees and expenses.

The Company’s previous distributions to stockholders were funded from temporary Expense Support Payments that are subject to repayment to SIC Advisors. These distributions were not based on our investment performance and may not continue in the future. If SIC Advisors had not agreed to make Expense Support Payments, these distributions would have come from paid in capital. The reimbursement of these payments owed to SIC Advisors will reduce the future distributions to which stockholders would otherwise be entitled.

The determination of the tax attributes (i.e., paid from ordinary income, paid from net capital gains on the sale of securities, and/or a return of paid-in-capital surplus which is a nontaxable distribution) of distributions is made annually as of the end of the Company’s fiscal year based upon its taxable income for the full year and distributions paid for the full year.

Share Repurchase Program

In June 2013, the Company commenced a share repurchase program pursuant to which it intends to conduct quarterly share repurchases, of approximately 2.5% of the weighted average number of outstanding shares in any 3-month period or 10% of the weighted average number of outstanding shares in any 12-month period. The purpose of the share repurchase program is to allow stockholders to sell their shares back to the Company at a price equal to the most recently disclosed net asset value per share of the Company’s common stock immediately prior to the date of repurchase. Shares will be purchased from stockholder participating in the program on a pro rata basis. Unless the Company’s board of directors determines otherwise, the number of shares to be repurchased during any calendar year will be limited to the proceeds received in association with the sale of shares of common stock under the distribution reinvestment plan.

On June 4, 2013, the Company offered to repurchase up to 16,652 shares at a price per share of $9.18, which represented the Company’s net asset value per share as of March 31, 2013. No stockholders elected to participate in this quarterly repurchase, therefore the Company did not purchase any shares.

On August 8, 2013, the Company offered to repurchase up to 32,627 shares at a price per share of $9.13, which represented the Company’s net asset value per share as of June 30, 2013. On September 27, 2013, the Company repurchased 3,642 shares. As of September 30, 2013, the Company recorded a liability of $33,253 on the consolidated statement of assets and liabilities related to the repurchase plan.

Note 13. Financial Highlights

The following is a schedule of financial highlights of the Company for the nine months ended September 30:

	2013	2012
Per Share Data:(1)
Net asset value at beginning of period	$8.96	$9.03
Net investment income/(loss)	0.61	0.07
Net realized gains/(losses) on investments	(0.11)	0.03
Net unrealized appreciation/(depreciation) on investments and total return swap	0.11	0.03

Net increase/(decrease) in net assets	0.61	0.13
Distributions declared from net investment income(2)	(0.58)	(0.13)
Distributions from net realized capital gains	(0.02)	—
Distributions from return of capital	—	(0.07)

Total distributions to stockholders	(0.60)	(0.20)
Issuance of common stock above net asset value(6)	0.17	0.01

Net asset value at end of period	9.14	8.97
Total return based on net asset value(3)(4)	8.86%	1.17%
Portfolio turnover rate	33.94%	25.30%
Shares outstanding at end of period	9,862,017	1,447,861
Net assets at end of period	90,146,527	12,990,065

Ratio/Supplemental Data (annualized):
Ratio of net investment income/(loss) to average net assets(4)	8.82%	2.26%
Ratio of net expenses to average net assets(4)	3.46%	10.88%

Supplemental data (annualized):
Ratio of operating expenses to average net assets(5)	5.29%	10.06%
Ratio of incentive fees to average net assets	0.00%	0.19%
Ratio of interest and financing expenses to average net assets	0.29%	0.48%

(1)

The per share data was derived by using the shares outstanding at September 30, 2012, which was 721,389 and weighted average shares outstanding for the nine months ended September 30, 2013, which was 5,441,473.

(2)	The per share data for distributions is the actual amount of paid distributions per share during the period.
(3)	Total annual return is historical and assumes reinvestments of all dividends and distributions at prices obtained under the Company’s dividend reinvestment plan, and no sales charge.
(4)

Total return, ratio of net investment income/(loss), and ratio of net expenses to average net assets for the nine months ended September 30, 2012 and 2013 prior to the effect of the Expense Support and Reimbursement Agreement were as follows: total return (5.79%) and 5.49%, ratio of net investment income/(loss): (19.85%) and 1.70% and ratio of net expenses to average net assets: 33.81% and 10.97%, respectively.

(5)

“Operating Expenses” include professional fees, administrator expenses, general and administrative expenses, directors fees, interest and financing expenses, and insurance expense paid to the effect of the expense support reimbursement.

(6)

Shares issued under the DRIP (see Note 12) as well as the continuous issuance of shares of common stock may cause an incremental increase/decrease in net asset value per share due to the effect of issuing shares at amounts that differ from the prevailing net asset value at each issuance date.

Note 14. Subsequent Events

Management has evaluated subsequent events through the date of issuance of the financial statements included herein. There have been no subsequent events that occurred during such period that would require disclosure in this Form 10-Q or would be required to be recognized in the financial statements as of and for the period ended September 30, 2013, except as disclosed below.

The Company issued common shares and received gross proceeds of approximately $25.5 million subsequent to September 30, 2013.

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

Overview

We are an externally managed non-diversified closed-end management investment company that has elected to be treated as a BDC under the 1940 Act. We are externally managed by SIC Advisors which is a registered investment adviser under the Advisers Act. SIC Advisors is responsible for sourcing potential investments, conducting due diligence on prospective investments, analyzing investment opportunities, structuring investments and monitoring our portfolio on an ongoing basis. In addition, we have elected and intend to qualify to be treated, for U.S. federal income tax purposes, as a RIC under subchapter M of the Code.

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

Portfolio and Investment Activity

As of September 30, 2013, our portfolio consisted of investments in 48 portfolio companies with a fair value of $104.8 million, and was comprised of 15.0% Senior Secured first lien term loans, 27.5% Senior Secured second lien term loans, 46.6% Senior Secured first lien notes, 10.8% Senior Secured second lien notes and 0.1% warrants.

As of December 31, 2012, our portfolio consisted of investments in 31 portfolio companies with a fair value of $30.6 million, and was comprised of 6.4% Senior Secured first lien term loans, 9.6% Senior Secured second lien term loans, and 84.0% senior secured notes.

As of September 30, 2013, our income-bearing investment portfolio, which represented 99.9% of our total portfolio, had a weighted average yield based upon the cost of our portfolio investments of approximately 10.1%, and 57.4% of our income-bearing portfolio bore interest based on fixed rates, and 42.6% of our income-bearing portfolio bore interest on floating rates, such as LIBOR.

As of December 31, 2012, our income-bearing investment portfolio, which represented 100.0% of our total portfolio, had a weighted average yield based upon the cost of our portfolio investments of approximately 11.0%, and 84.0% of our income-bearing portfolio bore interest based on fixed rates, and 16.0% of our income-bearing portfolio bore interest on floating rates, such as LIBOR.

The following table summarizes the amortized cost and the fair value of investments as of September 30, 2013:

	Amortized Cost	Percentage of Total	Fair Value	Percentage of Total
Senior Secured First Lien Notes	$48,433,373	46.5%	$48,832,046	46.6%
Senior Secured Second Lien Term Loans	28,756,421	27.6	28,905,110	27.5
Senior Secured First Lien Term Loans	15,668,252	15.0	15,681,090	15.0
Senior Secured Second Lien Notes	11,270,226	10.9	11,308,717	10.8
Equity/Warrants	29,173	0.0	60,565	0.1

Total	$104,157,445	100.0%	$104,787,528	100.0%

The following table summarizes the amortized cost and the fair value of investments, not including cash and cash equivalents as of December 31, 2012:

	Amortized Cost	Percentage of Total	Fair Value	Percentage of Total
Senior Secured Notes(1)	$25,712,669	84.0%	$25,674,219	84.0%
Senior Secured Second Lien Term Loans	2,903,898	9.5	2,928,247	9.6
Senior Secured First Lien Term Loans	1,692,630	6.4	1,962,630	6.4
Equity/Warrants	20,152	0.1	15,115	0.0

Total	$30,599,349	100.0%	$30,580,211	100.0%

[1]	As of December 31, 2012, all of our Senior secured notes are either first or second lien positions.

Our portfolio composition, based on fair value, including the value of the TRS underlying loans, at September 30, 2013 was as follows:

	Percentage of Total Portfolio(1)	Weighted Average Current Yield for Total Portfolio(1)	Percentage of TRS Underlying Loans	Weighted Average Current Yield for TRS Underlying Loans	Percentage of Total Portfolio Including TRS Underlying Loans	Weighted Average Current Yield for Total Portfolio Including TRS Underlying Loans
Senior Secured First Lien Term Loans	15.0%	9.7%	71.3%	9.0%	18.5%	9.5%
Senior Secured Second Lien Term Loans	27.5	10.3	28.7	9.0	27.7	10.2
Senior Secured First Lien Notes	46.6	9.8	—	—	43.7	9.8
Senior Secured Second Lien Notes	10.8	9.1	—	—	10.1	9.1
Equity/Warrants	0.1	—	—	—	0.0	—

Total	100.0%	9.9%	100.0%	9.0%	100.0%	9.8%

(1)	Does not include TRS underlying loans

The following table shows the portfolio composition by industry grouping, including the TRS underlying loans, based on fair value at September 30, 2013:

	Investments at Fair Value(1)	Percentage of Total Portfolio(1)	Value of TRS Underlying Loans	Percentage of TRS Underlying Loans	Total Investments at Fair Value including the value of TRS Underlying Loans	Percentage of Total Portfolio Including the value of TRS Underlying Loans
Oil and Gas	$17,866,662	17.1%	$—	—%	$17,886,662	16.1%
Telecommunications	11,073,545	10.6	—	—	11,073,545	9.9
Chemicals, Plastics, and Rubber	11,045,360	10.5	—	—	11,045,360	9.9
Personal and Nondurable Consumer Products (Manufacturing Only)	9,106,473	8.7	—	—	9,106,473	8.2
Electronics	6,970,894	6.6	—	—	6,970,894	6.2
Automobile	6,077,280	5.8	—	—	6,077,280	5.4
Finance	5,835,750	5.6	—	—	5,835,750	5.2
Beverage, Food, and Tobacco	5,742,138	5.5	—	—	5,742,138	5.1
Minging, Steel, Iron, and Nonprecious Metals	5,270,133	5.0	—	—	5,270,133	4.7
Leisure, Amusement, Motion Pictures, Entertainment	1,987,340	1.9	2,970,000	42.4	4,957,340	4.4
Retail Stores	4,779,093	4.5	—	—	4,779,093	4.3
Cargo Transport	2,740,400	2.6	2,015,000	28.8	4,755,400	4.3
Healthcare, Education, and Childcare	4,473,862	4.3	—	—	4,473,862	4.0
Hotels, Motels, Inns, and Gaming	4,171,250	4.0	—	—	4,171,250	3.7
Aerospace and Defense	2,421,499	2.3	—	—	2,421,499	2.2
Broadcasting and Entertainment	2,289,555	2.2	—	—	2,289,555	2.0
Printing and Publishing	—	—	2,012,600	28.8	2,012,600	1.8
Containers, Plastics, and Glass	1,970,000	1.9	—	—	1,970,000	1.8
Grocery	946,294	0.9	—	—	946,294	0.8

Total	$104,787,528	100.0%	$6,997,600	100%	$111,785,128	100.0%

(1)	Does not include TRS underlying loans

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

Some loss of principal is expected.

The following table shows the distribution of our investments, not including cash and cash equivalents, on the 1 to 5 investment performance rating scale at fair value as of September 30, 2013:

	September 30, 2013		December 31, 2012
Investment Performance Rating	Investments at Fair Value	Percentage	Investments at Fair Value	Percentage
1	$4,472,807	4.3%	$—	—%
2	99,713,280	95.1	29,517,711	96.5
3	601,441	0.6	1,062,500	3.5
4	—	—	—	—
5	—	—	—	—

Total	$104,787,528	100.0%	$30,580,211	100.0%

Results of Operations

Operating results for the three and nine months ended September 30, 2013 and 2012 are as follows:

	For the three months ended September 30		For the nine months ended September 30
	2013	2012	2013	2012
Total investment income	$2,029,631	$393,916	$4,613,992	$560,832
Total expenses, net	404,023	147,342	1,300,032	464,323
Net investment income/(loss)	1,625,608	246,574	3,313,960	96,509
Net realized gain/(loss) from investments	(714,665)	—	(605,457)	25,065
Net unrealized gain/(loss) on investments and total return swap	533,213	65,623	616,843	47,357

Net increase/(decrease) in net assets resulting from operations	$1,444,156	$312,197	$3,325,346	$168,931

Investment Income

For the three months ended September 30, 2013, investment income totaled $2,029,631, of which $2,008,108 was attributable to portfolio interest and $21,523 was attributable to other fee income. For the three months ended September 30, 2012, investment income totaled $393,916, of which $393,867 was attributable to portfolio interest and $49 was attributable to interest earned on cash and cash equivalents.

For the nine months ended September 30, 2013, investment income totaled $4,613,992, of which $4,462,568 was attributable to portfolio interest, $150,983 was attributable to other fee income, and $441 was attributable to interest earned on cash and cash equivalents. For the nine months ended September 30, 2012, investment income totaled $560,832, of which $560,584 was attributable to portfolio interest and $248 was attributable to interest earned on cash and cash equivalents.

Operating Expenses

Operating expenses for the three and nine months ended September, 2013 and 2012 were as follows:

	For the three months ended September 30		For the nine months ended September 30
	2013	2012	2013	2012
Base management fees	$487,843	$111,770	$1,091,731	$148,212
Provisional incentive fees	(34,108)	13,125	—	14,485
Administrator expenses	143,509	141,456	440,423	247,217
Professional fees	337,806	170,142	826,031	416,564
Interest and financing expenses	41,960	16,407	107,455	20,390
Insurance expense	36,720	35,396	95,051	71,141
Directors fees	41,646	40,112	127,286	111,242
Organizational and offering costs reimbursed to an affiliate	441,989	41,143	900,509	167,143
General and administrative expenses	169,506	15,094	392,222	161,466

Expenses before expense reimbursement	$1,666,871	$584,645	$3,980,708	$1,357,860

For the three and nine months ended September 30, 2013, total expense reimbursement from SIC Advisors pursuant to the Expense Support and Reimbursement Agreement was $1,262,848 and $2,680,676, respectively. For the three and nine months ended September 30, 2012, total expense reimbursement from SIC Advisors pursuant to the Expense Support and Reimbursement Agreement was $437,303 and $893,537, respectively.

Expense Support and Reimbursement Agreement

On June 29, 2012, we entered into an Expense Support and Reimbursement Agreement (the “Expense Support Agreement”) with SIC Advisors. Pursuant to the Expense Support Agreement, SIC Advisors has agreed to reimburse us for operating expenses in an amount equal to the difference between our distributions paid to stockholders in each month, less the sum of our net investment income, our net realized capital gains and dividends paid to us from our portfolio companies during such period. The terms of the Expense Support Agreement commenced as of the date that our registration statement was declared effective by the SEC and continued monthly thereafter until December 31, 2012. Subsequently, the board of directors approved amendments to the Expense Support Agreement that extended the term from December 31, 2012 to June 30, 2014.

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

As of September 30, 2013, we recorded $1,965,938 in our statement of assets and liabilities as due from affiliate relating to the Expense Support Agreement. For the three and nine months ended September 30, 2013, we recorded an expense reimbursement of $1,262,848 and $2,680,676, respectively, on the statement of operations. Expense reimbursements to SIC Advisors will be accrued as they become probable and estimable. For the three and nine months ended September 30, 2013, we did not record any expense reimbursements to SIC Advisors. As of December 31, 2012, we recorded $814,814 in our statement of assets and liabilities as due from affiliate relating to the Expense Support Agreement. For the three and nine months ended September 30, 2012, we recorded an expense reimbursement of $437,303 and $893,537, respectively on the statement of operations. For the three and nine months ended September 30, 2013 and September 30, 2012, we did not record any expense reimbursements to SIC Advisors.

For the three and nine months ended September 30, 2013, net expenses after taking into account the expense reimbursement from SIC Advisors were $404,023 and $1,300,032, respectively. For the three and nine months ended September 30, 2012, net expenses after taking into account the expense reimbursement from SIC Advisors were $147,342 and $464,323, respectively.

Net Realized Gains/Losses from Investments

We measure realized gains or losses by the difference between the net proceeds from the disposition and the amortized cost basis of an investment, without regard to unrealized gains or losses previously recognized.

During the three and nine months ended September 30, 2013, we recognized net realized losses of $714,665 and $605,457, respectively, on our portfolio investments.

During the three and nine months ended September 30, 2012, we recognized net realized gains of $0 and $25,065, respectively, on our portfolio investments.

Net Unrealized Appreciation/Depreciation on Investments

Net change in unrealized appreciation on investments reflects the net change in the fair value of our investment portfolio. For the three and nine months ended September 30, 2013, we had net unrealized appreciation of $533,213 and $616,843, respectively, on our portfolio investments. For the three and nine months ended September 30, 2012, we had net unrealized appreciation of $65,623 and $47,357, respectively, on our portfolio investments.

Changes in Net Assets from Operations

For the three and nine months ended September 30, 2013, we recorded a net increase in net assets resulting from operations of $1,444,156 and $3,325,346, respectively. Based on 7,896,446 weighted average common shares outstanding for the three months ended September 30, 2013, our per share basic and diluted earnings was $0.18. Based on 5,441,473 weighted average common shares outstanding for the nine months ended September 30, 2013, our per share basic and diluted earnings was $0.61.

For the three and nine months ended September 30, 2012, we recorded a net increase in net assets resulting from operations of $312,197 and $168,931, respectively. Based on 1,231,625 weighted average common shares outstanding for the three months ended September 30, 2012, our per share basic and diluted earnings was $0.25. Based on 721,389 weighted average common shares outstanding for the nine months ended September 30, 2012, our per share basic and diluted earnings was $0.23.

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

As of September 30, 2013, we had $616,832 in cash and cash equivalents. In the future, we may generate cash from future offerings of securities, future borrowings and cash flows from operations, including interest earned from the temporary investment of cash in U.S. government securities and other high-quality debt investments that mature in one year or less. Our primary use of funds is investments in our targeted asset classes, cash distributions to our stockholders, and other general corporate purposes.

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

On April 24, 2012, we entered into a prime brokerage services agreement (“PBSA”) with Barclays Capital Inc. (“Barclays”) whereby Barclays provides financing for a portion of our investment portfolio. Under the terms of the PBSA, we are required to post a specified amount of collateral, in accordance with the margin requirements described in the agreement, generally between 20% and 50% of the market value of each Senior secured note as determined by Barclays. To secure the performance of our obligations under the PBSA, Barclays has been granted a first priority security interest and lien on all of the assets covered by the PBSA. Neither the cash collateral posted as margin nor our other assets covered by the PBSA are available to pay our debts. As of September 30, 2013, our borrowings under the Margin Facility totaled $17,196,550 and were recorded as due to broker on our consolidated statements of assets and liabilities. Our average outstanding borrowings for the three and nine months ended September 30, 2013 were $16,843,505 and $14,695,275, respectively. The rate is variable and ranges from LIBOR plus 0.25% to LIBOR plus 2.00%. We may use leverage that increases the effect of any investment fair value changes on capital.

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

Off-Balance Sheet Arrangements

On August 27, 2013, Arbor Funding LLC (“Arbor”), a newly-formed, wholly-owned financing subsidiary of the Company, entered into a total return swap (“TRS”) with Citibank, N.A. (“Citibank”).

The TRS with Citibank enables Arbor to obtain the economic benefit of the loans underlying the TRS, despite the fact that such loans will not be directly held or otherwise owned by Arbor, in return for an interest-type payment to Citibank. Accordingly, the TRS is analogous to Arbor utilizing leverage to acquire loans and incurring an interest expense to a lender.

SIC Advisors acts as the investment manager of Arbor and has discretion over the composition of the basket of loans underlying the TRS. The terms of the TRS are governed by an ISDA 2002 Master Agreement, the Schedule thereto and Credit Support Annex to such Schedule, and the Confirmation exchanged thereunder, between Arbor and Citibank, which collectively establish the TRS, and are collectively referred to herein as the “TRS Agreement”.

Our derivative liability due to Citibank, net of amounts available for offset under a master netting agreement and net of collateral received by us, as of September 30, 2013 was $32,400.

Transactions in total return swap contracts during the nine months ended September 30, 2013 resulted in no realized gains/(losses) and $32,400 in unrealized losses.

For the nine months ended September 30, 2013, the average notional par amount of total return swap contracts was $781,111.

Distributions

We have elected and intend to qualify to be treated, for U.S. federal income tax purposes, as a RIC under subchapter M of the Code. To obtain and maintain RIC tax treatment, we must, among others things, distribute at least 90% of our net ordinary income and net short-term capital gains in excess of net long-term capital losses, if any, to our stockholders. In order to avoid certain excise taxes imposed on RICs, we must distribute during each calendar year an amount at least equal to the sum of: (i) 98% of our ordinary income for the calendar year, (ii) 98.2% of our capital gains in excess of capital losses for the one-year period generally ending on October 31 of the calendar year (unless an election is made by us to use our taxable year) and (iii) any ordinary income and net capital gains for preceding years that were not distributed during such years and on which we paid no federal income tax.

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

Subject to our board of directors’ discretion and applicable legal restrictions, we expect to authorize and pay monthly distributions to our stockholders. Any distributions to our stockholders will be declared out of assets legally available for distribution. We expect to continue making monthly distributions unless our results of operations, our general financial condition, general economic conditions, or other factors prohibit us from doing so. From time to time, but not less than quarterly, we will review our accounts to determine whether distributions to our stockholders are appropriate. We have not established limits on the amount of funds we may use from available sources to make distributions. We expect that for a significant time after the commencement of this offering, substantially all of our distributions will result from expense support payments made by SIC Advisors that may be subject to repayment by us within three years. The purpose of this arrangement is to avoid such distributions being characterized as returns of capital for GAAP purposes. We may still have distributions which could be characterized as a return of capital for tax purposes. Such distributions are not based on our investment performance and can only be sustained if we achieve positive investment performance in future periods and/or SIC Advisors continues to make Expense Support Payments under the Expense Support Agreement. Any future reimbursements to SIC Advisors will reduce the distributions that may otherwise be available for distribution to stockholders. There can be no assurance that we will achieve the performance necessary to sustain our distributions or that we will be able to pay distributions at all. SIC Advisors has no obligation to make Expense Support Payments pursuant to the Expense Support Agreement after December 31, 2013, unless the Expense Support Agreement is extended. For the three and nine months ended September 30, 2013, if Expense Support Payments of $1,262,848 and $2,680,676, respectively were not made by SIC Advisors, 100% percent of the distributions would have been a return of capital.

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

Record Date	Payment Date	Amount per share
July 13 and 31, 2012	August 1, 2012	$0.03333
August 15 and 31, 2012	September 4, 2012	0.03333
September 14 and 28, 2012	October 1, 2012	0.03333
October 15 and 30, 2012	October 31, 2012	0.03333
November 15 and 29, 2012	November 30, 2012	0.03333
December 14 and 28, 2012	December 31, 2012	0.03333
January 15 and 31, 2013	January 31, 2013	0.03333
February 15 and 28, 2013	February 28, 2013	0.03333
March 15 and 29, 2013	March 29, 2013	0.03333
April 15 and 30, 2013	April 30, 2013	0.03333
May 15 and 31, 2013	May 31, 2013	0.03333
June 14 and 28, 2013	June 28, 2013	0.03333
July 15 and 31, 2013	July 31, 2013	0.03333
August 15 and 30, 2013	August 30, 2013	0.03333
September 13 and 30, 2013	September 30, 2013	0.03333
October 15 and 31, 2013	October 31, 2013	0.03333
November 15 and 29, 2013	November 30, 2013	0.03333
December 13 and 31, 2013	December 31, 2013	0.03333

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

The Company uses third-party valuation firms to assist the board of directors in the valuation of its portfolio investments. The valuation reports generated by the third-party valuation firms consider the evaluation of financing and sale transactions with third parties, expected cash flows and market based information, including comparable transactions, performance multiples, and movement in yields of debt instruments, among other factors. Based on market data obtained from the third-party valuation firms, the Company uses a combined market yield analysis and an enterprise model of valuation. In applying the market yield analysis, the value of the Company’s loans is determined based upon inputs such as the coupon rate, current market yield, interest rate spreads of similar securities, the stated value of the loan, and the length to maturity. In applying the enterprise model, the Company uses a waterfall analysis which takes into account the specific capital structure of the borrower and the related seniority of the instruments within the borrower’s capital structure into consideration. To estimate the enterprise value of the portfolio company, we weigh some or all of the traditional market valuation methods and factors based on the individual circumstances of the portfolio company in order to estimate the enterprise value. The methodologies for performing investments may be based on, among other things: valuations of comparable public companies, recent sales of private and public comparable companies, discounting the forecasted cash flows of the portfolio company, third party valuations of the portfolio company, considering offers from third parties to buy the company, estimating the value to potential strategic buyers and considering the value of recent investments in the equity securities of the portfolio company. For non-performing investments, we may estimate the liquidation or collateral value of the portfolio company’s assets and liabilities using an expected recovery model. We may estimate the fair value of warrants based on a model such as the Black-Scholes model or simulation models or a combination thereof.

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

Federal Income Taxes

We have elected and intend to qualify to be treated, for U.S. federal tax purposes, as a RIC under Subchapter M of the Code. As a RIC, we generally will not have to pay corporate-level federal income taxes on any ordinary income or capital gains that we distribute to our stockholders from our tax earnings and profits. To obtain and maintain our RIC tax treatment, we must, among other things, meet specified source-of-income and asset diversification requirements and distribute annually at least 90% of our ordinary income and realized net short-term capital gains in excess of realized net long-term capital losses, if any.

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

Change In Internal Control Over Financial Reporting

No change occurred in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the three months ended September 30, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II — Other Information

Item 1:	Legal Proceedings.

We are not currently subject to any legal proceedings, nor, to our knowledge, are any legal proceedings threatened against us or our subsidiaries.

Item 1A:	Risk Factors.

In addition to other information set forth in this report, you should carefully consider the “Risk Factors” discussed in our annual report on Form 10-K for the fiscal year ended December 31, 2012, filed with the SEC on March 15, 2013, which could materially affect our business, financial condition and/or operating results. Except as set forth below, there have been no material changes during the nine months ended September 30, 2013 to the risk factors discussed in “Item 1A. Risk Factors” of our annual report on Form 10-K. Additional risks or uncertainties not currently known to us or that we currently deem to be immaterial also may materially affect our business, financial condition and/or operating results.

Risks Related to Our Business

It is unclear how increased regulatory oversight and changes in the method for determining LIBOR may affect the value of the financial obligations to be held or issued by us that are linked to LIBOR, or how such changes could affect our results of operations or financial condition.

As a result of concerns about the accuracy of the calculation of LIBOR, a number of British Bankers’ Association, or BBA, member banks entered into settlements with certain regulators and law enforcement agencies with respect to the alleged manipulation of LIBOR, and there are ongoing investigations by regulators and governmental authorities in various jurisdictions. Following a review of LIBOR conducted at the request of the U.K. government, on September 28, 2012, recommendations for reforming the setting and governing of LIBOR were released, which are referred to as the Wheatley Review. The Wheatley Review made a number of recommendations for changes with respect to LIBOR, including the introduction of S-5 statutory regulation of LIBOR, the transfer of responsibility for LIBOR from the BBA to an independent administrator, changes to the method of the compilation of lending rates and new regulatory oversight and enforcement mechanisms for ratesetting and a reduction in the number of currencies and tenors for which LIBOR is published. Based on the Wheatley Review and on a subsequent public and governmental consultation process, on March 25, 2013, the U.K. Financial Services Authority published final rules for the U.K. Financial Conduct Authority’s regulation and supervision of LIBOR, which are referred to as the FCA Rules. In particular, the FCA Rules include requirements that (1) an independent LIBOR administrator monitor and survey LIBOR submissions to identify breaches of practice standards and/or potentially manipulative behavior, and (2) firms submitting data to LIBOR establish and maintain a clear conflicts of interest policy and appropriate systems and controls. The FCA Rules took effect on April 2, 2013. It is uncertain what additional regulatory changes or what changes, if any, in the method of determining LIBOR may be required or made by the U.K. government or other governmental or regulatory authorities. Accordingly, uncertainty as to the nature of such changes may adversely affect the market for or value of any LIBOR-linked securities, loans, derivatives and other financial obligations or extensions of credit held by or due to us or on our overall financial condition or results of operations. In addition, any further changes or reforms to the determination or supervision of LIBOR may result in a sudden or prolonged increase or decrease in reported LIBOR, which could have an adverse impact on the market for or value of any LIBOR-

linked securities, loans, derivatives and other financial obligations or extensions of credit held by or due to us or on our overall financial condition or results of operations.

We have entered into a total return swap agreement which exposes us to certain risks, including market risk, liquidity risk and other risks similar to those associated with the use of leverage.

On August 27, 2013, we, through our wholly-owned subsidiary, Arbor, entered into a TRS with Citi. A total return swap is a contract in which one party agrees to make periodic payments to another party based on the change in the market value of the assets underlying the total return swap, which may include a specified security, basket of securities or securities indices during the specified period, in return for periodic payments based on a fixed or variable interest rate. The TRS effectively adds leverage to our portfolio by providing investment exposure to a security or market without owning or taking physical custody of such security or investing directly in such market. The TRS enables us, through our ownership of Arbor, to obtain the economic benefit of owning the loans subject to the terms of the TRS Agreement, without actually owning them, in return for an interest-type payment to Citi. The TRS is subject to market risk and liquidity risk.

The obligations under the TRS Agreement are non-recourse to us and our exposure is limited to the amount that we contribute to Arbor in connection with the TRS. Generally, that amount will be the amount that Arbor is required to post as cash collateral for each loan (generally 25% of the market value of a loan at the time that such loan is purchased). Arbor may select a portfolio of loans with a maximum aggregate market value (determined at the time such loans become subject to the TRS) of $100 million. The current price of any loan, from day to day, will be calculated by the calculation agent, Citi, as net cash proceeds that would be received from the sale on such date of determination, less the related costs of assigning that obligation.

Arbor will pay interest to Citi for each loan at a rate equal to one-month LIBOR plus 1.30% per annum. Upon the termination or repayment of any loan subject to the TRS, Arbor will either receive from Citi the appreciation in the value of such loan, or pay to Citi any depreciation in the value of such loan.

In addition to customary events of default and termination events included in the form ISDA 2002 Master Agreement, the TRS Agreement contains the following and other customary termination events: (a) a failure to satisfy the portfolio criteria for at least 30 days; (b) a failure to post initial cash collateral or additional collateral as required by the TRS Agreement; (c) a default by Arbor or the Company with respect to indebtedness in an amount equal to or greater than the lesser of $10,000,000 and 2% of the Company’s net asset value at such time; (d) a merger of Arbor or the Company meeting certain criteria; (e) the Company or Arbor amending their respective constituent documents to alter their investment strategy in a manner that has or could reasonably be expected to have a material adverse effect; and (f) SIC Advisors ceasing to be the investment manager of Arbor or to have authority to enter into transactions under the TRS Agreement on behalf of Arbor, and not being replaced by an entity reasonably acceptable to Citi.

Citi may terminate TRS on or after the second anniversary of the effective date of the TRS. If at any time, any particular loan fails to meet certain criteria set forth in the TRS Agreement, and such failure continues for 30 days, Citi will have the right to terminate that loan or the entire agreement with at least 10 days’ notice and Arbor would be required to pay certain breakage costs to Citi. SIC Advisors may terminate the TRS Agreement at any time upon providing 10 days prior notice to Citi, but would be required to pay certain termination fees.

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

Dated: November 7, 2013	Sierra Income Corporation.

	By	/s/ Seth Taube
Seth Taube Chief Executive Officer (Principal Executive Officer)

Dated: November 7, 2013	By	/s/ Richard T. Allorto, Jr.
Richard T. Allorto, Jr. Chief Financial Officer (Principal Accounting and Financial Officer)