Form 10-K
period 2013-12-31
Sierra Income Corp
filed 2014-03-14
CIK 1523526

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).     Yes  ☐    No  ☒

There is no established market for the Registrant’s shares of common stock. The Registrant is currently conducting an ongoing public offering of its shares of common stock pursuant to a Registration Statement on Form N-2, which shares are being sold at a price of $10.20 per share, with discounts available for certain categories of purchasers, or at a price necessary to ensure that shares are not sold at a price per share, after deduction of selling commissions and dealer manager fees, that is below net asset value per share.

As of March 13, 2014, the Registrant had 22,542,683 shares of common stock, $0.001 par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A in connection with the registrant’s 2013 Annual Meeting of Stockholders, which will be filed subsequent to the date hereof, are incorporated by reference into Part III of this Form 10-K. Such proxy statement will be filed with the Securities and Exchange Commission not later than 120 days following the end of the Registrant’s fiscal year ended December 31, 2013.

SIERRA INCOME CORPORATION

PART I

In this annual report on Form 10-K, except as otherwise indicated, the terms:

•	“we”, “us”, “our”, “Sierra” and the “Company” refer to Sierra Income Corporation, a Maryland corporation.

•	“SIC Advisors” and the “Advisor” refer to SIC Advisors LLC, our investment advisor; and

•	“Medley” refers, collectively, to the activities and operations of Medley Capital LLC, Medley, LLC, associated investment funds and their respective affiliates.

Item 1.	Business

GENERAL

Sierra Income Corporation is a non-diversified closed-end management investment company incorporated in Maryland that has elected to be treated and is regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). The Company has elected and to intends to qualify to be treated for U.S. federal income tax purposes as a regulated investment company (“RIC”) under subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”) commencing with its taxable year ended December 31, 2012, and intends to qualify annual thereafter. We are externally managed and advised by our investment adviser, SIC Advisors LLC (“SIC Advisors”) pursuant to an investment advisory agreement.

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

Seth Taube, Robert Comizio, Brook Taube and Jeff Tonkel serve as principals of the Advisor and bring an average of more than 20 years of experience in principal finance, investment sourcing, credit analysis, transaction structuring, due diligence and investing.

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

On April 17, 2012, we successfully reached our minimum escrow requirement and officially commenced our operations by receiving gross proceeds of $10,000,000 in exchange for 1,108,033 shares of common stock sold to SIC Advisors. Our offering period was initially scheduled to terminate two years after the initial offering date or, April 16, 2014, unless extended. At a meeting held on March 12, 2014, our board of directors approved an extension of our offering for an additional year. Since commencing operations, we have sold a total of 16,663,500 shares of common stock for total gross proceeds of $160.9 million. The proceeds from the issuance of common stock as presented in our consolidated statements of changes in net assets and consolidated statements of cash flows are presented net of selling commissions and dealer manager fees.

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

SIC Advisors routinely uses third parties to corroborate valuation, audit and industry specific diligence. Reputable and experienced legal counsel is engaged to evaluate and mitigate any security, regulatory, insurance, tax or other company-specific risk. In reviewing each investment, one or more of the employees of the Advisor may conduct site visits to portfolio companies and their various assets. The principals of the Advisor’s will also analyze corporate documents and review any and all relevant contracts. Finally, multiple investment committee approvals, each requiring a unanimous decision, are necessary to close and fund a transaction. All reimbursements to SIC Advisors for any third-party consulting agreements shall be subject to the limitations set forth in “Discussion of Expected Operating Plans — Reimbursement of Medley for Administrative Services.”

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

Investment Committee

The purpose of the investment committee is to evaluate and approve all investments by SIC Advisors. The investment committee is comprised of Seth Taube, Robert Comizio, Brook Taube and Jeff Tonkel. Approval of

an investment requires a unanimous vote of the investment committee. The committee process is intended to bring the diverse experience and perspectives of the committee members to the analysis and consideration of every investment. The investment committee also serves to provide consistency and adherence to SIC Advisors’ investment philosophies and policies. The investment committee also determines appropriate investment sizing and suggests ongoing monitoring requirements.

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

Staffing

We do not currently have any employees and do not expect to have any employees. Services necessary for our business are provided by individuals who are employees of SIC Advisors and Medley, pursuant to the terms of the investment advisory agreement and the administration agreement. Our day-to-day investment operations are managed by our Advisor. In addition, we reimburse Medley for our allocable portion of expenses incurred by it in performing its obligations under the administration agreement, including our allocable portion of the cost of our officers and their respective staffs.

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

Information Available

We maintain a website at http://www.sierraincomecorp.com . We make available, free of charge, on our website, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. Information contained on our website is not incorporated by reference into this annual report on Form 10-K and you should not consider information contained on our website to be part of this annual report on Form 10-K or any other report we file with the SEC.

INVESTMENTS

We have built a diverse portfolio that includes senior secured first lien term loans, senior secured second lien term loans, senior secured notes and warrants.

The following table shows the investment portfolio composition by industry grouping at fair value at December 31, 2013, exclusive of the underlying total return swap portfolio:

	Fair Value	Percentage
Oil and Gas	$18,862,779	13.7%
Telecommunications	17,073,865	12.4%
Retail Stores	16,995,844	12.3%
Electronics	13,996,099	10.2%
Healthcare, Education, and Childcare	12,307,691	8.9%
Chemicals, Plastics, and Rubber	9,810,000	7.1%
Personal and Nondurable Consumer Products (Manufacturing Only)	9,154,092	6.7%
Finance	6,808,098	4.9%
Automobile	6,119,250	4.4%
Beverage, Food, and Tobacco	5,755,736	4.2%
Cargo Transport	5,677,727	4.1%
Hotels, Motels, Inns, and Gaming	3,056,250	2.2%
Diversified/Conglomerate Service	2,511,528	1.8%
Mining, Steel, Iron, and Nonprecious Metals	2,396,489	1.7%
Broadcasting and Entertainment	2,300,535	1.7%
Aerospace and Defense	2,016,472	1.5%
Leisure, Amusement, Motion Pictures, and Entertainment	2,007,080	1.5%
Grocery	952,002	0.7%

Total	$137,801,537	100.0%

The following table sets forth certain information as of December 31, 2013 for each portfolio company in which we had an investment. Other than these portfolio investments, our only formal relationships with our portfolio companies are the managerial assistance that we provide upon request and the board observer or participation rights we may receive in connection with our investment portfolio.

Company (1)	Industry	Type of Investment	Maturity	Par Amount/ Quantity	Cost	Fair Value	% of Net Assets (2)
Non-controlled/non-affiliated investments – 90.1%
Access Media 3, Inc.	Telecommunications	Senior Secured First Lien Term Loans 10.00%(3)	10/22/2018	$7,000,000	$7,000,000	$7,000,000	4.6%

				7,000,000	7,000,000	7,000,000
Aderant North America, Inc.	Electronics	Senior Secured Second Lien Term Loans LIBOR + 8.750%, 1.250% Floor(3)	6/20/2019	450,000	450,000	453,861	0.3%

				450,000	450,000	453,861
Alcatel – Lucent USA, Inc.	Telecommunications	Senior Secured First Lien Term Loans LIBOR + 6.000%, 1.250% Floor	1/30/2019	990,000	985,662	993,712	0.6%

				990,000	985,662	993,712
ALG USA Holdings, Inc.	Leisure, Amusement, Motion Pictures, and Entertainment	Senior Secured Second Lien Term Loans LIBOR + 9.000%, 1.250% Floor	2/28/2020	2,000,000	1,963,092	2,007,080	1.3%

				2,000,000	1,963,092	2,007,080
Allen Edmonds Corp.	Retail Stores	Senior Secured Second Lien Term Loans LIBOR + 9.00%, 1.00% Floor(3)	5/27/2019	7,000,000	7,000,000	7,000,000	4.6%

				7,000,000	7,000,000	7,000,000
American Apparel, Inc.	Retail Stores	Senior Secured First Lien Notes 13.000%(3) (4)	4/15/2020	2,500,000	2,459,496	2,300,000	1.5%

				2,500,000	2,459,496	2,300,000
Ascensus, Inc.	Finance	Senior Secured Second Lien Term Loans LIBOR + 8.00%, 1.00% Floor	12/2/2020	4,000,000	3,940,522	3,940,522	2.6%

				4,000,000	3,940,522	3,940,522
Associated Asphalt Partners LLC	Chemicals, Plastics, and Rubber	Senior Secured First Lien Notes 8.500%(4)	2/15/2018	5,000,000	5,036,563	5,130,000	3.3%

				5,000,000	5,036,563	5,130,000
Bennu Oil & Gas, LLC	Oil and Gas	Senior Secured Second Lien Term Loans LIBOR + 9.00%, 1.25% Floor	11/1/2018	1,122,857	1,113,148	1,113,148	0.7%

				1,122,857	1,113,148	1,113,148
Bon-Ton Stores, Inc.	Retail Stores	Senior Secured Second Lien Notes 10.625%(4)	7/15/2017	1,698,000	1,622,374	1,695,844	1.1%

				1,698,000	1,622,374	1,695,844
Caesars Entertainment Operating Co., Inc.	Hotels, Motels, Inns, and Gaming	Senior Secured First Lien Notes 11.250%(6)	6/1/2017	3,000,000	3,153,543	3,056,250	2.0%

				3,000,000	3,153,543	3,056,250

Company (1)	Industry	Type of Investment	Maturity	Par Amount/ Quantity	Cost	Fair Value	% of Net Assets (2)
Charming Charlie, Inc.	Retail Stores	Senior Secured First Lien Term Loans LIBOR + 8.00%, 1.00% Floor	1/9/2019	6,000,000	6,000,000	6,000,000	3.9%

				6,000,000	6,000,000	6,000,000
Checkers Drive-In Restaurants, Inc.	Beverage, Food, and Tobacco	Senior Secured First Lien Notes 11.000%(4)	12/1/2017	1,500,000	1,504,143	1,614,675	1.1%

				1,500,000	1,504,143	1,614,675
Cornerstone Chemical Company	Chemicals, Plastics, and Rubber	Senior Secured First Lien Notes 9.375%	3/15/2018	2,000,000	2,000,000	2,080,000	1.4%

		Senior Secured First Lien Notes 9.375%(4)	3/15/2018	2,500,000	2,611,122	2,600,000	1.7%

				4,500,000	4,611,122	4,680,000
Deltek, Inc.	Electronics	Senior Secured Second Lien Term Loans LIBOR + 8.750%, 1.250% Floor	10/10/2019	$3,000,000	$2,978,006	$3,034,560	2.0%

				3,000,000	2,978,006	3,034,560
Dispensing Dynamics International, Inc.	Personal and Nondurable Consumer Products (Manufacturing Only)	Senior Secured First Lien Notes 12.500%(4)	1/1/2018	2,200,000	2,179,668	2,223,342	1.4%

				2,200,000	2,179,668	2,223,342
Drew Marine Partners LP	Cargo Transport	Senior Secured Second Lien Term Loans LIBOR + 7.00%, 1.00% Floor	5/19/2021	3,000,000	2,992,638	2,992,638	2.0%

				3,000,000	2,992,638	2,992,638
EarthLink, Inc.	Telecommunications	Senior Secured First Lien Notes 7.375%(4) (6)	6/1/2020	2,450,000	2,437,636	2,453,062	1.6%

				2,450,000	2,437,636	2,453,062
Erickson Air-Crane, Inc.	Aerospace and Defense	Senior Secured Second Lien Notes 8.250%(4)	5/1/2020	1,953,000	1,966,979	2,016,472	1.3%

				1,953,000	1,966,979	2,016,472
Gastar Exploration USA, Inc.	Oil and Gas	Senior Secured First Lien Notes 8.625%(4)	5/15/2018	3,000,000	3,000,000	2,958,750	1.9%

				3,000,000	3,000,000	2,958,750
Gibson Brands, Inc.	Personal and Nondurable Consumer Products (Manufacturing Only)	Senior Secured First Lien Notes 8.875%(4)	8/1/2018	3,000,000	3,056,289	3,069,270	2.0%

				3,000,000	3,056,289	3,069,270
Great Atlantic & Pacific Tea Company	Grocery	Senior Secured First Lien Term Loans LIBOR + 9.000%, 2.000% Floor(3)	3/13/2017	932,467	948,787	952,002	0.6%

				932,467	948,787	952,002
Green Field Energy Services, Inc.	Oil and Gas	Senior Secured First Lien Notes 13.000%(3) (4)	11/15/2016	766,616	755,914	322,744	0.2%

				766,616	755,914	322,744

Company (1)	Industry	Type of Investment	Maturity	Par Amount/ Quantity	Cost	Fair Value	% of Net Assets (2)
Green Field Energy Services, Inc., Warrants, expires 11/15/21	Oil and Gas	Warrants/Equity (3) (7)		709	29,000	—	0.0%

				709	29,000	—
Greenway Medical Technologies, Inc.(8)	Healthcare, Education, and Childcare	Senior Secured Second Lien Term Loans LIBOR + 8.25%, 1.00% Floor	11/4/2021	1,000,000	985,218	985,218	0.6%

				1,000,000	985,218	985,218
Healogics, Inc.	Healthcare, Education, and Childcare	Senior Secured Second Lien Term Loans LIBOR + 8.000%, 1.250% Floor	2/5/2020	2,000,000	1,996,440	2,040,000	1.3%

				2,000,000	1,996,440	2,040,000
Holland Acquisition Corp.	Oil and Gas	Senior Secured First Lien Term Loans LIBOR + 9.000%, 1.000% Floor	5/29/2018	5,000,000	4,904,352	4,917,000	3.2%

				5,000,000	4,904,352	4,917,000
IDQ Holdings, Inc.	Automobile	Senior Secured First Lien Notes 11.500%(4)	4/1/2017	1,000,000	1,035,523	1,066,250	0.7%

				1,000,000	1,035,523	1,066,250
Integra Telecom, Inc.	Telecommunications	Senior Secured Second Lien Term Loans LIBOR + 8.500%, 1.250% Floor(3)	2/22/2020	1,618,000	1,607,900	1,650,360	1.1%

				1,618,000	1,607,900	1,650,360
Interface Security Systems, Inc.	Electronics	Senior Secured First Lien Notes 9.250%(3) (4)	1/15/2018	$3,417,000	$3,476,530	$3,492,550	2.3%

				3,417,000	3,476,530	3,492,550
IronGate Energy Services LLC	Oil and Gas	Senior Secured First Lien Notes 11.000%(4)	7/1/2018	3,000,000	2,948,441	3,029,850	2.0%

				3,000,000	2,948,441	3,029,850
Keystone Automotive Operations, Inc.	Automobile	Senior Secured Second Lien Term Loans LIBOR + 10.750%, 1.250% Floor	8/15/2020	5,000,000	5,000,000	5,053,000	3.3%

				5,000,000	5,000,000	5,053,000
Kik Custom Products, Inc.	Healthcare, Education, and Childcare	Senior Secured Second Lien Term Loans LIBOR + 8.25%, 1.25% Floor	12/31/2019	3,000,000	2,970,000	2,970,000	1.9%

				3,000,000	2,970,000	2,970,000
Linc Energy Finance (USA), Inc.	Oil and Gas	Senior Secured First Lien Notes 12.500%(3) (4)	10/31/2017	500,000	498,368	545,925	0.4%

		Senior Secured First Lien Notes 12.500%(3)	10/31/2017	500,000	485,222	545,925	0.4%

				1,000,000	983,590	1,091,850
Liquidnet Holdings, Inc.	Finance	Senior Secured First Lien Term Loans LIBOR + 8.000%, 1.250% Floor	5/7/2017	2,887,500	2,862,362	2,867,576	1.9%

				2,887,500	2,862,362	2,867,576

Company (1)	Industry	Type of Investment	Maturity	Par Amount/ Quantity	Cost	Fair Value	% of Net Assets (2)
Livingston International, Inc.(8)	Cargo Transport	Senior Secured Second Lien Term Loans LIBOR + 7.750%, 1.250% Floor(6)	4/18/2020	2,658,504	2,653,733	2,685,089	1.8%

				2,658,504	2,653,733	2,685,089
Maxim Crane Works Holdings, Inc.(8)	Oil and Gas	Senior Secured Second Lien Notes 12.250%(4)	4/15/2015	1,500,000	1,519,124	1,542,360	1.0%

				1,500,000	1,519,124	1,542,360
Michael Baker International, Inc.	Diversified/Conglomerate Service	Senior Secured First Lien Notes 8.25%(4)	10/15/2018	2,500,000	2,500,000	2,511,528	1.6%

				2,500,000	2,500,000	2,511,528
Omnitracs, Inc.	Electronics	Senior Secured Second Lien Term Loans LIBOR + 7.75%, 1.00% Floor	4/29/2020	7,000,000	7,015,128	7,015,128	4.6%

				7,000,000	7,015,128	7,015,128
Prince Minerals Holding Corp.	Mining, Steel, Iron, and Nonprecious Metals	Senior Secured First Lien Notes 11.500%(3) (4)	12/15/2019	1,200,000	1,187,246	1,310,568	0.9%

				1,200,000	1,187,246	1,310,568
Reddy Ice Group, Inc.	Beverage, Food, and Tobacco	Senior Secured Second Lien Term Loans LIBOR + 9.500%, 1.250% Floor(3)	10/1/2019	2,000,000	2,000,000	1,942,460	1.3%

				2,000,000	2,000,000	1,942,460
Renaissance Learning, Inc.	Healthcare, Education, and Childcare	Senior Secured Second Lien Term Loans LIBOR + 7.75%, 1.00% Floor	5/14/2021	3,500,000	3,447,888	3,447,888	2.3%

				3,500,000	3,447,888	3,447,888
School Specialty, Inc.	Healthcare, Education, and Childcare	Senior Secured First Lien Term Loans LIBOR + 8.500%, 1.000% Floor	6/11/2019	2,985,000	2,936,006	2,864,585	1.9%

				2,985,000	2,936,006	2,864,585
Securus Technologies, Inc.	Telecommunications	Senior Secured Second Lien Term Loans LIBOR + 9.000%, 1.750% Floor	4/30/2021	$2,000,000	$1,981,227	$1,988,280	1.3%

				2,000,000	1,981,227	1,988,280
Sesac Holdco II, Inc.	Broadcasting and Entertainment	Senior Secured Second Lien Term Loans LIBOR + 8.750%, 1.250% Floor(3)	7/12/2019	2,250,000	2,294,369	2,300,535	1.5%

				2,250,000	2,294,369	2,300,535
Sizzling Platter, LLC	Beverage, Food, and Tobacco	Senior Secured First Lien Notes 12.250%(3) (4)	4/15/2016	2,063,000	2,124,725	2,198,601	1.4%

				2,063,000	2,124,725	2,198,601
Sorenson Communications	Telecommunications	Senior Secured First Lien Term Loans LIBOR + 8.250%, 1.250% Floor	10/31/2014	2,979,987	2,979,987	2,988,451	2.0%

				2,979,987	2,979,987	2,988,451

Company (1)	Industry	Type of Investment	Maturity	Par Amount/ Quantity	Cost	Fair Value	% of Net Assets (2)
Tempel Steel Company	Mining, Steel, Iron, and Nonprecious Metals	Senior Secured First Lien Notes 12.000%(3) (4)	8/15/2016	1,115,000	1,105,791	1,085,921	0.7%

				1,115,000	1,105,791	1,085,921
True Religion Apparel, Inc.	Personal and Nondurable Consumer Products (Manufacturing Only)	Senior Secured Second Lien Term Loans LIBOR + 10.000%, 1.000% Floor	1/30/2020	4,000,000	3,835,240	3,861,480	2.5%

				4,000,000	3,835,240	3,861,480
U.S. Well Services, LLC	Oil and Gas	Senior Secured First Lien Notes 14.500%(3) (4)	2/15/2017	3,816,605	3,796,701	3,832,100	2.5%

				3,816,605	3,796,701	3,832,100
U.S. Well Services, LLC, Warrants, expires 2/15/19	Oil and Gas	Warrants/Equity (3) (7)		1,731	173	54,977	0.0%

				1,731	173	54,977
Total non-controlled/non-affiliated investments					$137,332,276	$137,801,537	90.1%

Derivative Instrument - Long Exposure					Notional Amount	Unrealized Gain (Loss)
Total return swap with Citibank, N.A. (Note 5)		Total Return Swap			$24,855,700	$351,396

					$24,855,700	$351,396

(1)	All of our investments are domiciled in the United States except for Livingston International, Inc. which is domiciled in Canada.
(2)	Percentage is based on net assets of $153,002,273 as of December 31, 2013.
(3)	An affiliated fund that is managed by an affiliate of SIC Advisors LLC also holds an investment in this security.
(4)

Securities are exempt from registration under Rule 144A of the Securities Act of 1933. These securities represent $45,303,968 and 29.6% of net assets as of December 31, 2013 and are considered restricted.

(5)	The investment is not a qualifying asset under Section 55 of the Investment Company Act of 1940, as amended. Non-qualifying assets represent 11.5% of the Company’s portfolio at fair value.
(6)	Security is non-income producing.
(7)

Security is also held in the underlying portfolio of the total return swap with Citibank, N.A. (see Note 5). Our total commitment to Greenway Medical Technologies, Inc., Livingston International, Inc. and Maxim Crane Works Holdings, Inc. is $2,470,218 or 1.6%, $4,654,532 or 3.0% and $2,034,860 or 1.3%, respectively, of Net Assets as of December 31, 2013.

As of December 31, 2013, the weighted average yield based upon original cost on our portfolio investments was approximately 9.9%, and 56.7% of our income-bearing investment portfolio bore interest based on floating rates, such as LIBOR, and 43.3% bore interest at fixed rates. The weighted average yield on income producing investments is computed based upon a combination of the cash flows to date and the contractual interest payments, principal amortization and fee notes due at maturity without giving effect to closing fees received, base management fees, incentive fees or general fund related expenses. Each floating rate loan uses LIBOR as its floating rate index. For each floating rate loan, the projected fixed-rate equivalent coupon rate used to forecast the interest cash flows was calculated by adding the interest rate spread specified in the relevant loan document to the fixed-rate equivalent LIBOR rate, duration-matched to the specific loan, adjusted by the LIBOR floor and/or cap in place on that loan.

Overview of Portfolio Companies

Set forth below is a brief description of the business of our portfolio companies as of December 31, 2013.

Portfolio Company	Brief Description of Portfolio Company

Access Media 3 Inc.	AM3 Pinnacle Corporation which dba Access Media 3, Inc., headquartered in Oak Brook, IL, is a rapidly growing triple-play provider of digital satellite television, high speed internet and voice services to the residential multi-dwelling unit (“MDU”) market in the United States and is one of the largest private cable operators in the country. Access Media 3, Inc. provides services to residential MDUs in 20 different markets across the United States via single-play, double-play and triple-play service options.

Aderant North America, Inc.	Aderant, Inc. is a provider of enterprise software solutions to law firms and other professional services organizations globally. Aderant’s software is tailored to address the industry-specific requirements of law firms and professional services organizations, with solutions spanning financial management, time and billing, practice management, rules based calendar, matter management systems, customer relationship management, business intelligence and performance management functions.

Alcatel-Lucent USA, Inc.	Formed in 2006, Alcatel-Lucent USA, Inc. is a leading innovator in the field of networking and communications technology, products and services. Alcatel-Lucent USA, Inc. is home to Bell Labs, one of the world’s foremost research centers, responsible for breakthroughs that have shaped the networking and communications industry.

ALG USA Holdings, Inc.	Apple Leisure Group USA Holdings, LLC is a leading vertically-integrated travel company that provides all-inclusive (AIC) vacation experiences to Mexico and the Caribbean.

Allen Edmonds Corporation	Allen Edmonds Corporation, founded in 1922 and headquartered in Port Washington, WI manufactures men’s footwear, apparel and accessories that are distributed throughout the United States and internationally.

American Apparel, Inc.	American Apparel is a vertically integrated manufacturer, distributor, and retailer of branded fashion and basic apparel and accessories for women, men, children, and babies. Based in Los Angeles, American Apparel has approximately 10,000 employees and operates 251 retail stores in 20 countries. American Apparel distributes its products through three primary channels: brick and mortar retail, wholesale to distributors, and online to consumers.

Ascensus Inc.	Ascensus, Inc., founded in 1980 and based in Dresher, PA, is the nation’s largest independent provider of outsourced retirement plan and administration services covering over 43,000 defined contribution plans and 1.5 million IRAs and HSAs.

Associated Asphalt Partners LLC	Associated Asphalt Partners, LLC is one of the largest independent asphalt resellers in the United States. Associated Asphalt Partners, LLC stores, blends, transports and sells a diverse mix of performance grade asphalt.

Portfolio Company	Brief Description of Portfolio Company

Bennu Oil & Gas, LLC	Bennu Oil & Gas, LLC is a privately-held E&P company engaged in the production, development, acquisition and exploitation of crude oil and natural gas assets in the Gulf of Mexico (“GoM”). Bennu Oil & Gas, LLC was formed in September 2013 to acquire key producing properties and certain exploratory blocks in the deepwater and shelf GoM from the ATP Oil & Gas Corporation (“ATP”) estate. The assets were owned by the former DIP Lenders of ATP following a credit bid of ~$691M.

Bon-Ton Stores, Inc.	The Bon-Ton Stores, Inc. is a regional department store company operating 272 stores in 23 states throughout the northern United States. The stores, carrying its namesake nameplate, serve the Mid-Atlantic and New England regions of the United States, extending to upstate New York and throughout Pennsylvania. Other chains operated by The Bon-Ton Stores, Inc. include Bergner’s, Boston Store, Carson Pirie Scott, Elder-Beerman, Herberger’s, Parisian (Detroit-area only) and Younkers.

Caesars Entertainment Operating Co., Inc.	Caesars Entertainment, formerly Harrah’s Entertainment, currently owns, operates, and manages 53 casino properties globally with over 50,000 employees. In addition to owned properties, Caesars Entertainment provides management services to 27 properties with approximately 26,000 guest rooms and more than two million square feet of casino space. Caesars Entertainment’s key brands include: Caesars Palace, Harrah’s, Horseshoe, Flamingo, Bally’s, Paris and the World Series of Poker.

Charming Charlie Inc.	Charming Charlie is a destination retailer of fashion jewelry and accessories targeting women between the ages of 22 to 54. Charming Charlie offers a broad and constantly changing assortment of on-trend fashion jewelry and accessories, shoes, handbags, and apparel at value prices under the Charming Charlie label.

Checkers Drive-In Restaurants, Inc.	Checkers Drive-In Restaurants, Inc. is an operator of drive-thru hamburger quick service restaurants. Checkers operates a unique drive-in format with no dining rooms to minimize rent expense. Most restaurants are located in high density areas and near other fast food chains such as McDonalds, Wendy’s and Burger King.

Cornerstone Chemical Company	Cornerstone Chemical Company is a market-leading, North American producer of critical intermediate and specialty chemicals including AN and melamine, which are marketed globally, and is a leading producer of sulfuric acid for the merchant market in the Gulf of Mexico region.

Deltek, Inc.	Deltek, Inc. is a leading provider of project focused enterprise software and information solutions. Deltek’s software is a comprehensive solution in the service resource planning marketplace, providing end-to-end management of business development and project lifecycles.

Portfolio Company	Brief Description of Portfolio Company

Dispensing Dynamics International, Inc.	Dispensing Dynamics International, Inc. is a leading designer and manufacturer of paper towel, bath tissue, soap and odor dispensing systems utilized in commercial Away-From-Home (“AFH”) washroom settings. Dispensing Dynamics International has the #1 market share in the North America value-added paper dispensing industry, including electronic, mechanical hands free, center pull dispensers and hybrid roll paper towel dispensers. Products are primarily located in high-traffic AFH washrooms found in airports, stadiums, office buildings, restaurants, schools and universities and general retail environments.

Drew Marine Partners LP	Drew Marine, founded in 1928 and headquartered in Whippany, NJ, provides vessel performance products and fire, safety and rescue solutions products to maritime transportation vessels and offshore oil rigs, and serves over 5,000 customers in nearly every port worldwide through its direct delivery capability and extensive distributor network.

EarthLink, Inc.	EarthLink, Inc. provides IT, network and communication services to individual and business consumers. In late 2010, EarthLink acquired ITC DeltaCom and One Communication and gained ownership or indefeasible rights of use to about 28,000 route miles of long haul or metro fiber, and in the process transformed itself into a competitive local exchange carrier that generates most of its revenue from selling to business customers.

Erickson Air-Crane, Inc.	Clondalkin Industries B.V. is a leading international producer of a wide range of high-value added packaging products in the specialist packaging and flexible packaging markets. Clondalkin, headquartered in the Netherlands, has approximately 4,000 employees globally and manufactures and distributes its products from 35 facilities located in eight countries across North America and Europe.

Gastar Exploration USA, Inc.	Gastar Exploration, founded in 1987 and based in Houston, TX, is an independent oil and gas exploration and production company with operations in Appalachia and Texas. Gastar Exploration operates in the Marcellus Shale play in northern West Virginia and central Pennsylvania.

Gibson Brands, Inc.	Gibson Brands, Inc. operates in the global music products industry, which consists of fretted and percussion instruments, brasswinds, woodwinds, pianos, keyboards and organs and other related products. This industry also includes professional audio equipment, which consists of speaker enclosures, mixers, power amplifiers and microphones and other recording devices/products..

Great Atlantic & Pacific Tea Company	The Great Atlantic & Pacific Tea Company, Inc. (“A&P”), was the first national food chain in the United States and is now a leading food retailer in the Northeastern United States. A&P holds a leading market share in the New York metro region, and in other regions in New York, New Jersey and Pennsylvania.

Portfolio Company	Brief Description of Portfolio Company

Green Field Energy Services, Inc.	Green Field Energy Services, Inc. is an independent oilfield services company that provides a wide range of services to oil and natural gas drilling and production companies to help develop and enhance the production of hydrocarbons. Green Field Energy Service’s services include hydraulic fracturing, cementing, coiled tubing, pressure pumping, acidizing and other pumping services.

Greenway Medical Technologies, Inc.	Greenway Medical Technologies is a leading provider of integrated information technology systems, including electronic medical records, revenue cycle management, practice management and medical billing services to the ambulatory market.

Healogics, Inc.	Healogics, Inc. is the leading provider of advanced wound care services and equipment to the U.S. market.

Holland Acquisition Corp.	Founded in 1985, Holland Acquisition Corp. is a leading provider of land services to blue-chip clients throughout the United States. Holland is headquartered in Fort Worth, Texas, with satellite offices in Houston, Texas and Washington, Pennsylvania. Holland Acquisition Corp. offers a full-suite of land services in all three stages of the energy production cycle: upstream, midstream and downstream.

IDQ Holdings, Inc.	IDQ Holdings, Inc. is a provider of high-quality and easy-to-use air conditioning (“A/C”) maintenance and repair solutions for the do-it-yourself automotive aftermarket in North America. IDQ Holdings offers 650 SKUs over two product categories: value added products and complimentary products. Value added products include all-in-one A/C recharge kits and refrigerant blends with performance enhancing additives. Complimentary products include straight refrigerants, specialty chemicals, HVAC solutions, and commercial products and accessories.

Integra Telecom, Inc.	Integra Telecom, Inc. is a regional fiber-based local exchange carrier that provides integrated communication services across 35 metropolitan areas in 11 states of the Western United States. Integra owns (directly or under indefeasible rights of use) a fiber optic network with over 8,000 route miles of fiber, consisting of 3,000 route miles of metro fiber and 5,000 route miles of long haul fiber. Within its metro network, Integra has direct fiber connection to approximately 1,847 locations.

Interface Security Systems, Inc.	Interface Security Systems, Inc., founded in 1995 and based in Missouri, is a national provider of physical security and secured managed network services to primarily large, commercial multi-site customers and provides the most comprehensive IP technology-enabled managed security solution in the market.

IronGate Energy Services LLC	IronGate Energy Services, LLC is an independent provider of rental and tubular services to Oil and Gas drilling operators in the U.S. and Mexico.

Portfolio Company	Brief Description of Portfolio Company

Keystone Automotive Holdings, Inc.	Founded in 1971 and headquartered in Exeter, PA, Keystone Automotive Holdings, Inc. serves approximately 20,000 specialty automotive aftermarket retailers and installers through its extensive footprint of over 25 distribution centers and cross-docks nationwide.

Kik Custom Products Inc.	KIK Custom Products is one of North America’s largest manufacturers of consumer packaged goods (“CPG”) with a client list that includes 80% of North America’s major retailers and some of the world’s leading CPG companies.

Linc Energy Finance (USA), Inc.	Linc Energy Finance (USA), Inc. was formed for the purpose of acquiring crude oil and gas producing properties in the United States. Linc Energy Finance is now engaged in the production, development and exploitation of crude oil and gas in Texas, Louisiana, Wyoming and Alaska.

Liquidnet Holdings, Inc.	Liquidnet Holdings, Inc. operates a global institutional equities trading network that many of the world’s top asset managers trust to execute their block trades with maximum anonymity and minimal price impact.

Launched in 2001, Liquidnet brings together institutional buyers and sellers of large blocks of equity securities, enabling them to trade with each other directly and anonymously on its electronic trading platform.

Livingston International, Inc.	Livingston International, Inc. is North America’s largest pure-play, non-asset-based customs broker. Livingston utilizes its proprietary transaction-processing platform to provide services at virtually every major point of entry into Canada and the U.S.

Maxim Crane Holdings, Inc.	Maxim Crane Holdings, Inc. is a leading U.S. provider of crane services that support maintenance and expansion needs of energy-related infrastructure, industrial and building construction markets.

Michael Baker Intl Inc.	Michael Baker International, LLC is a leading provider of high-end engineering, development, intelligence and technology solutions with global reach and mobility.

Omnitracs Inc.	Omnitracs, Inc. is one of the largest providers of satellite and terrestrial-based connectivity and location solutions to transportation and logistics companies.

Prince Mineral Holding Corporation	Prince Mineral Holding Corporation is a global distributor of specialty mineral products and niche industrial additives. Prince Mineral sources, processes and distributes its products for use in brick, glass, agriculture, foundry, refractory and steel, oil and gas and coal end markets.

Reddy Ice Group, Inc.	Reddy Ice is the largest producer and distributor of packaged ice in the US, with #1 or #2 market share in the majority of its footprint, which spans 34 states, including Washington DC.

Portfolio Company	Brief Description of Portfolio Company

Renaissance Learning Inc.	Renaissance Learning, Inc., founded in 1986 and headquartered in Wisconsin, provides technology based student assessment and school improvement programs, focused on reading, math and writing for K-12 students.

School Specialty, Inc.	School Specialty, Inc. is the largest national distributor of K-12 educational products and solutions. It offers the industry’s most diverse and comprehensive product portfolio. School’s educational resources segment offers the broadest range and deepest assortment of general supplies, supplemental learning products, classroom equipment and furniture available from a single source supplier.

Securus Technologies, Inc.	Securus Technologies, Inc. is an independent provider of inmate telecommunications in North America, delivering turnkey solutions to over 850,000 inmates at roughly 2,200 correctional facilities across 44 states in the United States, the District of Columbia and Canada.

Sesac Holdco II, Inc.	SESAC Holdings, Inc., founded in 1930 and headquartered in Nashville, TN, is one of only three Performance Rights Organizations (“PROs”) in the United States. PROs protect the interests of individual songwriters and publishers (“Affiliates”) of music by acting as intermediary licensing organizations to ensure Affiliates are compensated for the public performance and retransmission of their copyrighted works.

Sizzling Platter, LLC	Sizzling Platter LLC is a restaurant management company that operates 146 Little Caesars locations, 23 Sizzler locations and 13 other limited service restaurants in the Western United States as a franchisee. Sizzling Platter is the largest franchisee of Little Ceasars locations in the United States.

Sorenson Communications	Sorenson Communications is a leading provider of Video Relay Services (“VRS”) to the deaf and hard-of-hearing market since 2003. Sorenson is a leader in the VRS market in the US providing services through a proprietary phone that’s free of charge to the end user.

Tempel Steel Company	Tempel Steel Company is an independent manufacturer of magnetic steel laminations used in the production of motors and transformers. Tempel Steel has manufacturing operations in the United States, Mexico, China and India, a distribution and steel services center in Canada and distribution centers in Pennsylvania and California.

True Religion Apparel, Inc.	True Religion Apparel, Inc. is a global, design-based jeans and sportswear brand, based in Vernon, California. True Religion Apparel, Inc. designs, manufactures, and markets True Religion Apparel products, which includes its premium True Religion Brand Jeans.

U.S. Well Services LLC	U.S. Well Services LLC is a Houston, Texas-based oilfield service provider currently contracted to engage in pressure pumping and related services, including high-pressure hydraulic fracturing in unconventional oil and natural gas basins.

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

Reimbursements

In accordance with the terms of the Investment Advisory Agreement, SIC Advisors is responsible for paying all other organization and offering expenses incurred by us until such time that we have raised $300 million in gross proceeds from the offering of shares of our common stock in its public offering or one or more private offerings. After such time, we will be responsible for paying such expenses on its own behalf. In addition, we have agreed to reimburse SIC Advisors for other organization and offering expenses incurred by SIC Advisors on behalf of us in an amount equal to 1.25% of the gross proceeds raised in such offerings. Consequently, if we raise less than $300 million in gross proceeds from the offering of shares of our common stock, pursuant to our prospectus or one or more private offerings, we will reimburse SIC Advisors in an amount equal to 1.25% of the gross proceeds from such offerings and, as a result, only be required to pay other organization and offering expenses in an amount equal to such amount.

After the $300 million threshold has been surpassed, we will be responsible for paying all future other organization and offering expenses incurred by us and will continue to reimburse SIC Advisors for any other organization and offering expenses that it previously incurred on our behalf and for which it has not yet been reimbursed by us, at a rate of 1.25% of the gross proceeds from the offering of shares of our common stock in its public offering or one or more private offerings until the earlier of (a) the end of the offering period, or (b) such time that SIC Advisors has been repaid in full. We are targeting other organization and offering expense ratio of 1.25% over the course of the offering period for the offering of shares of our common stock in its public offering, which was initially scheduled to terminate two years from the initial public offering date, or April 14, 2014. At a meeting held on March 12, 2014, our board of directors approved an extension of our offering for an additional year.

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

Term; Effective Date

The Investment Advisory Agreement was [initially] approved by our board of directors on April 5, 2012 and, [pursuant to the 1940 Act, remained] in effect for a period of two years. [Unless earlier terminated as described below, the Investment Advisory Agreement] will remain in effect from year-to-year thereafter if approved annually [at on in person meeting of our board of directors] by a majority of our directors who are not interested persons, or [by] the holders of a majority of our outstanding voting securities.

Our board of directors held an in-person meeting on March 12, 2014, in order to consider and approve the annual continuance of the Investment Advisory Agreement. In its consideration of the Investment Advisory Agreement, the board of directors focused on information it had received relating to, among other things: (a) the nature, quality and extent of the advisory and other services to be provided to us by our investment adviser, SIC Advisors; (b) comparative data with respect to advisory fees or similar expenses paid by other business development companies with similar investment objectives; (c) our projected operating expenses and expense ratio compared to business development companies with similar investment objectives; (d) any existing and potential sources of indirect income to SIC Advisors from its relationships with us and the profitability of those relationships; (e) information about the services to be performed and the personnel performing such services under the investment management agreement; (f) the organizational capability and financial condition of SIC Advisors and its affiliates; and (g) various other factors.

Based on the information reviewed and the discussions, the board of directors, including a majority of the non-interested directors, concluded that the investment management fee rates and terms are reasonable in relation to the services to be provided and approved the Investment Advisory Agreement for a period of one additional year.

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

Generally, BDCs are prohibited under the 1940 Act from knowingly participating in certain transactions with its affiliates without the prior approval of its board of directors who are not interested persons and, in some cases, prior approval by the SEC. The SEC has interpreted the prohibition on transactions with affiliates to prohibit “ joint transactions” among entities that share a common investment adviser. The staff of the SEC has granted no-action relief permitting purchases of a single class of privately placed securities, provided that the adviser negotiates no term other than price and certain other conditions are met. However, on November 25, 2013, we received an exemptive order (the “Exemptive Order”) from the SEC that permits us to participate in negotiated co-investment transactions with certain affiliates, including Medley Capital Corporation, a publicly traded business development company, each of whose investment adviser is Medley, LLC or an investment adviser controlled by Medley, LLC, in a manner consistent with our investment objective, strategies and restrictions, as well as regulatory requirements and other pertinent factors. Co-investment under the Exemptive Order is subject to certain conditions therein, including the condition that, in the case of each co-investment transaction, our board of directors determines that it would be advantageous for us to co-invest in a manner described in the Exemptive Order.

In situations where co-investment with other funds managed by SIC Advisors or its affiliates is not permitted or appropriate, such as when there is an opportunity to invest in different securities of the same issuer or where the different investments could be expected to result in a conflict between our interests and those of other clients of SIC Advisors or its affiliates, SIC Advisors or its affiliates will need to decide which client will proceed with the investment. SIC Advisors and/or its affiliates will make these determinations based on their policies and procedures, which generally require that such opportunities be offered to eligible accounts on an alternating basis that will be fair and equitable over time. Moreover, except in certain circumstances, we will be unable to invest in any issuer in which a fund managed by SIC Advisors or its affiliates has previously invested. Similar restrictions limit our ability to transact business with our officers or directors or their affiliates.

Under the terms of the Exemptive Order pernitting us to co-invest with other funds managed by SIC Advisors or its affiliates, a “required majority” (as defined in Section 57(o) of the 1940 Act) of our independent directors must make certain conclusions in connection with a co-investment transaction, including that (1) the terms of the proposed transaction are reasonable and fair to us and our stockholders and do not involve overreaching of us or our stockholders on the part of any person concerned and (2) the transaction is consistent with the interests of our stockholders and is consistent with our investment strategies and policies.

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

For purposes of Section 55(a) under the 1940 Act, we will treat each asset underlying the TRS as a qualifying asset if the obligor on such asset is an eligible portfolio company and as a non-qualifying asset if the obligor is not an eligible portfolio company. We may, however, accord different treatment to the TRS in the future in accordance with any applicable new rules or interpretations adopted by the staff of the SEC.

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

For purposes of the asset coverage ratio test applicable to us as a BDC, we will treat the outstanding notional amount of the TRS, less the initial amount of any cash collateral required to be posted by Arbor under the TRS, as a senior security for the life of that instrument. We may, however, accord different treatment to the TRS in the future in accordance with any applicable new rules or interpretations adopted by the staff of the SEC.

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

Securities Exchange Act and Sarbanes-Oxley Act

We are subject to the reporting and disclosure requirements of the Exchange Act, including the filing of quarterly, annual and current reports, proxy statements and other required items. In addition, we are subject to the Sarbanes-Oxley Act of 2002, which imposes a wide variety of regulatory requirements on publicly-held companies and their insiders. Many of these requirements will affect us. For example:

•	pursuant to Rule 13a-14 of the Exchange Act, our chief executive officer and chief financial officer are required to certify the accuracy of the financial statements contained in our periodic reports;

•	pursuant to Item 307 of Regulation S-K, our periodic reports are required to disclose our conclusions about the effectiveness of our disclosure controls and procedures; and

•	pursuant to Rule 13a-15 of the Exchange Act, our management is required to prepare a report regarding its assessment of our internal control over financial reporting.

The Sarbanes-Oxley Act requires us to review our policies and procedures to determine whether we comply with the Sarbanes-Oxley Act and its regulations. We intend to monitor our compliance with all regulations that are adopted under the Sarbanes-Oxley Act and will take actions necessary to ensure that we are in compliance.

Other

We are required to provide and maintain a bond issued by a reputable fidelity insurance company to protect us against larceny and embezzlement.

Election to Be Taxed as a RIC

We have elected to be treated as a RIC under Subchapter M of the Code. As a RIC, we generally do not have to pay corporate-level federal income taxes on any income that we distribute to our stockholders from our tax earnings and profits. To maintain our qualification as a RIC, we must, among other things, meet certain source-of-income and asset diversification requirements (as described below). In addition, in order to obtain and maintain RIC tax treatment, we must distribute to our stockholders, for each taxable year, at least 90% of our “investment company taxable income,” which is generally our net ordinary income plus the excess, if any, of realized net short-term capital gains over realized net long-term capital losses, or the Annual Distribution Requirement.

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

If we were unable to qualify for treatment as a RIC and the foregoing relief provisions are not applicable, we would be subject to tax on all of our taxable income at regular corporate rates, regardless of whether we make any distributions to our stockholders. Distributions would not be required, and any distributions made in taxable years beginning on or before December 31, 2012 would be taxable to our stockholders as ordinary dividend income that, subject to certain limitations, may be eligible for the 15% maximum rate to the extent of our current and accumulated earnings and profits provided certain holding period and other requirements were met. Subject to certain limitations under the Code, corporate distributees would be eligible for the dividends-received deduction. Distributions in excess of our current and accumulated earnings and profits would be treated first as a return of capital to the extent of the stockholder’s tax basis, and any remaining distributions would be treated as a capital gain. To requalify as a RIC in a subsequent taxable year, we would be required to satisfy the RIC qualification requirements for that year and dispose of any earnings and profits from any year in which we failed to qualify as a RIC. Subject to a limited exception applicable to RICs that qualified as such under Subchapter M of the Code for at least one year prior to disqualification and that requalify as a RIC no later than the second year following the nonqualifying year, we could be subject to tax on any unrealized net built-in gains in the assets held by us during the period in which we failed to qualify as a RIC that are recognized within the subsequent 10 years, unless we made a special election to pay corporate-level tax on such built-in gain at the time of our requalification as a RIC

Foreign Account Tax Compliance Act

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

Item 1A.

RISK FACTORS

Investing in our common stock involves a number of significant risks. In addition to the other information contained in this annual report on Form 10-K, you should consider carefully the following information before making an investment in our common stock. The risks below are not the only risks we face. Additional risks and uncertainties not presently known to us or not presently deemed material by us may also impair our operations and performance. If any of the following events occur, our business, financial condition and results of operations could be materially and adversely affected. In such case, the net asset value of our common stock could decline, and you may lose all or part of your investment.

Risks Relating to Our Business and Structure

We are a relatively new company and have limited operating history.

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

Conditions in the medium- and large-sized U.S. corporate debt market may experience similar or worse disruption or deterioration in the future, which may cause pricing levels to similarly decline or be volatile. As a result, our net asset value could decline through an increase in unrealized depreciation and incurrence of realized losses in connection with the sale of our investments, which could have a material adverse impact on our business, financial condition and results of operations.

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

The amount of any distributions we pay is uncertain. We may not be able to pay you distributions or be able to sustain them and our distributions may not grow over time.

We began declaring semi-monthly distributions to our stockholders beginning in July 2012 and intend to continue making semi-monthly distributions to stockholders, to the extent that we have assets legally available for distribution. We cannot assure you that we will achieve investment results that will allow us to make a targeted level of cash distributions or year-to-year increases in cash distributions. All distributions that we make will be at the discretion of our board of directors and will depend on our earnings, our financial condition, maintenance of our RIC status and other factors as our board of directors may deem to be relevant. Our ability to pay distributions might be adversely affected by the impact of the risks described in this annual report on Form 10-K. In addition, the inability to satisfy the asset coverage test applicable to us as a BDC may limit our ability to pay distributions. As a result, we cannot assure you that we will pay distributions to our stockholders in the future.

Our distribution proceeds may exceed our earnings, particularly during the period before we have substantially invested the net proceeds from our offering. We have not established any limit on the extent to which we may use borrowings, if any, or proceeds from our offerings to fund distributions, which may reduce the amount of capital we ultimately invest in assets.

The distributions we pay to our stockholders may exceed earnings, particularly during the period before we have substantially invested the net proceeds from our offerings. In the event that we encounter delays in locating suitable investment opportunities, we may pay our distributions from the proceeds of our offerings or from borrowings in anticipation of future cash flow, which may constitute a return of your capital and will lower your tax basis in your shares. Distributions from the proceeds of our offerings or from borrowings also could reduce the amount of capital we ultimately invest in portfolio companies. Accordingly, stockholders who receive the payment of a dividend or other distribution from us should not assume that such dividend or other distribution is the result of a net profit earned by us.

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

Our board of directors has the authority to modify or waive our current operating policies, investment criteria and strategies without prior notice and without stockholder approval. We cannot predict the effect any changes to our current operating policies, investment criteria and strategies would have on our business, net asset value, operating results and the value of our common stock. However, the effects might be adverse, which could negatively impact our ability to pay you distributions and cause you to lose all or part of your investment. Moreover, we will have significant flexibility in investing the net proceeds of our offering and may use the net proceeds from our offering in ways with which investors may not agree.

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

The net proceeds from the sale of shares will be used for our investment opportunities, operating expenses and for payment of various fees and expenses such as management fees, incentive fees and other fees. Any working capital reserves we maintain may not be sufficient for investment purposes, and we may require debt or equity financing to operate. In addition, we are required to distribute at least 90% of our net ordinary income and net short-term capital gains in excess of net long-term capital losses, if any, to our stockholders to maintain our RIC status. Accordingly, in the event that we need additional capital in the future for investments or for any other reason we may need to borrow from financial institutions in order to obtain such additional capital. These sources of funding may not be available to us due to unfavorable economic conditions, which could increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. Consequently, if we cannot obtain debt or equity financing on acceptable terms, our ability to acquire investments and to expand our operations will be adversely affected. As a result, we would be less able to achieve portfolio diversification and our investment objective, which may negatively impact our results of operations and reduce our ability to make distributions to our stockholders.

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

In exchange for the provision of certain non-investment advisory services to SIC Advisors, and pursuant to a written agreement, an affiliate of the dealer manager, Strategic Capital, is entitled to receive up to 20% of the gross cash proceeds received by SIC Advisors from the management and incentive fees payable by us to SIC Advisors in its capacity as our investment adviser. The purpose of this arrangement is to permit our Advisor to capitalize upon the expertise of the executives of Strategic Capital and its affiliates in providing administrative and operational services with respect to non-exchange traded investment vehicles similar to us. Strategic Capital holds a non-voting interest in SIC Advisors which entitles it to 20% of the net proceeds received in connection with the sale or other strategic transaction involving SIC Advisors.

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

SIC Advisors is not prohibited from raising money for and managing future investment entities that make the same types of investments as those we target. The time and resources that our Advisor devotes to us may be diverted, and during times of intense activity in other programs it may devote less time and resources to our business than is necessary or appropriate. As a result of these competing demands on their time and the fact that they may engage in other business activities on behalf of themselves and others, these individuals face conflicts of interest in allocating their time. These conflicts of interest could result in declines in the returns on our investments and the value of your investment. In addition, we may compete with any such investment entity for the same investors and investment opportunities. While we may co-invest with such investment entities to the extent permitted by the 1940 Act and the rules and regulations thereunder, the 1940 Act imposes significant limits on co-investment. In this regard, the Exemptive Order allows us additional latitude to co-invest with certain affiliates. Nevertheless, the Exemptive Order requires us to meet certain conditions in order to invest in certain portfolio companies in which our affiliates are investing or are invested. Affiliates of SIC Advisors, whose primary business includes the origination of investments, engage in investment advisory businesses with accounts that compete with us.

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

SIC Advisors purchased 1,108,033.24 shares of our common stock for aggregate gross proceeds to us of $10,000,000. The issuance of shares to SIC Advisors was made immediately after our registration statement was declared effective by the SEC. Thus, SIC Advisors, or any person or entity to which such shares may be transferred, will be a significant stockholder for a period of time until we are able to raise substantial proceeds in our offering. As a result and given the fact that SIC Advisors is our investment advisor and certain of its principals serve as our executive officers and members of our board of directors, SIC Advisors will be able to exert significant influence over our management and policies. As a result, SIC Advisors, or any person or entity to which such shares may be transferred, may ultimately have the ability to take actions with respect to their voting of such shares that may not be in our or our stockholders’ best interest.

Our ability to enter into transactions with our affiliates will be restricted.

We are prohibited under the 1940 Act from participating in certain transactions with our affiliates without the prior approval of our independent directors and, in some cases, of the SEC. Any person that owns, directly or indirectly, five percent or more of our outstanding voting securities will be our affiliate for purposes of the 1940 Act, and we are generally prohibited from buying or selling any security from or to such affiliate, absent the prior approval of our independent directors. The 1940 Act also prohibits certain “joint” transactions with certain of our affiliates, which could include investments in the same portfolio company, without prior approval of our independent directors and, in some cases, of the SEC. We are prohibited from buying or selling any security from or to any person who owns more than 25% of our voting securities or certain of that person’s affiliates, or entering into prohibited joint transactions with such persons, absent the prior approval of the SEC. As a result of these restrictions, we may be prohibited from buying or selling any security (other than any security of which we are the issuer) from or to any portfolio company of a private equity fund managed by our investment adviser or its affiliates without the prior approval of the SEC, which may limit the scope of investment opportunities that would otherwise be available to us.

We may, however, co-invest with our investment adviser and its affiliates’ other clients in certain circumstances where doing so is consistent with applicable law and SEC staff interpretations. For example, we may co-invest with such accounts consistent with guidance promulgated by the SEC staff permitting us and such other accounts to purchase interests in a single class of privately placed securities so long as certain conditions are met, including that our investment adviser, acting on our behalf and on behalf of other clients, negotiates no term other than price. We may also co-invest with our investment adviser’s other clients as otherwise permissible under regulatory guidance, applicable regulations and SIC Advisors’ allocation policy. Under this allocation policy, a fixed percentage of each opportunity, which may vary based on asset class and from time to time, will be offered to us and similar eligible accounts, as periodically determined by SIC Advisors and approved by our board of directors, including our independent directors. The allocation policy further provides that allocations among us and these other accounts will generally be made pro rata based on each account’s capital available for investment, as determined, in our case, by our board of directors. It is our policy to base our determinations as to the amount of capital available for investment based on such factors as the amount of cash on-hand, existing commitments and reserves, if any, the targeted leverage level, the targeted asset mix and diversification requirements and other investment policies and restrictions set by our board of directors or imposed by applicable laws, rules, regulations or interpretations. We expect that these determinations will be made similarly for other accounts. However, we can offer no assurance that investment opportunities will be allocated to us fairly or equitably in the short-term or over time.

In addition, we have received an order from the SEC that permits us to negotiate the terms of co-investments with other funds managed by SIC Advisors or its affiliates subject to the conditions included therein. In situations where co-investment with other funds managed by SIC Advisors or its affiliates is not permitted or appropriate, such as when there is an opportunity to invest in different securities of the same issuer or where the different investments could be expected to result in a conflict between our interests and those of other SIC Advisors clients, SIC Advisors will need to decide which client will proceed with the investment. SIC Advisors will make these determinations based on its policies and procedures, which generally require that such opportunities be offered to eligible accounts on an alternating basis that will be fair and equitable over time. Moreover, except in certain circumstances, we will be unable to invest in any issuer in which a fund managed by SIC Advisors or its affiliates has previously invested. Similar restrictions limit our ability to transact business with our officers or directors or their affiliates.

We may make investments that could give rise to a conflict of interest.

We do not expect to invest in, or hold securities of, companies that are controlled by our Advisor’s affiliates’ clients. However, our Advisor’s affiliates’ clients may invest in, and gain control over, one of our portfolio companies. If our Advisor’s affiliates’ client, or clients, gains control over one of our portfolio companies, it may create conflicts of interest and may subject us to certain restrictions under the 1940 Act. As a result of these conflicts and restrictions, our Advisor may be unable to implement our investment strategy as effectively as they could have in the absence of such conflicts or restrictions. For example, as a result of a conflict or restriction, our Advisor may be unable to engage in certain transactions that they would otherwise pursue. In order to avoid these conflicts and restrictions, our Advisor may choose to exit these investments prematurely and, as a result, we would forego any positive returns associated with such investments. In addition, to the extent that another client holds a different class of securities than us as a result of such transactions, our interests may not be aligned.

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

We and our portfolio companies will be subject to regulation at the local, state, and federal level. Changes to the laws and regulations governing our permitted investments may require a change to our investment strategy. Such changes could differ materially from our strategies and plans as set forth in this annual report on Form 10-K and may shift our investment focus from the areas of expertise of our Advisor. Thus, any such changes, if they occur, could have a material adverse effect on our results of operations and the value of your investment.

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

In addition, investments in private companies tend to be less liquid. The securities of private companies are not publicly traded or actively traded on the secondary market and are, instead, traded on a privately negotiated over-the-countersecondary market for institutional investors. These privately negotiated over-the-counter secondary markets may be inactive during an economic downturn or a credit crisis. In addition, the securities in these companies will be subject to legal and other restrictions on resale or will otherwise be less liquid than publicly traded securities. Also, under the 1940 Act, if there is no readily available market for these investments, we are required to carry these investments at fair value as determined by our board of directors. As a result if we are required to liquidate all or a portion of our portfolio quickly, we may realize significantly less than the value at which we had previously recorded these investments. We may also face other restrictions on our ability to liquidate an investment in a portfolio company to the extent that we, SIC Advisors or any of their respective affiliates have material nonpublic information regarding such portfolio company or where the sale would be an impermissible joint transaction. The reduced liquidity of our investments may make it difficult for us to dispose of them at a favorable price, and, as a result, we may suffer losses.

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

After our initial investment in a portfolio company, we may be called upon from time to time to provide additional funds to such company or have the opportunity to increase our investment through the exercise of a warrant or other right to purchase common stock. There is no assurance that we will make, or will have sufficient funds to make, follow-on investments. Even if we have sufficient capital to make a desired follow-on investment, we may elect not to make a follow-on investment because we may not want to increase our level of risk, we prefer other opportunities, we are limited in our ability to do so by compliance with BDC requirements or maintaining our RIC status. Our ability to make follow-on investments may also be limited by SIC Advisors’ allocation policies. Any decisions not to make a follow-on investment or any inability on our part to make such an investment may have a negative impact on a portfolio company in need of such an investment, may result in a missed opportunity for us to increase our participation in a successful operation or may reduce the expected return on the investment.

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

We may enter into total return swap agreements or other derivative transactions which expose us to certain risks, including market risk, liquidity risk and other risks similar to those associated with the use of leverage.

Our wholly-owned, special purpose financing subsidiary, Arbor, has entered into a TRS for a portfolio of senior secured assets with Citibank, N.A., or Citibank. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition, Liquidity and Capital Resources — Total Return Swap” for a more detailed discussion of the terms of the TRS between Arbor and Citibank.

A TRS is a contract in which one party agrees to make periodic payments to another party based on the change in the market value of the assets underlying the TRS, which may include a specified security, basket of securities or securities indices during the specified period, in return for periodic payments based on a fixed or variable interest rate. A TRS effectively adds leverage to a portfolio by providing investment exposure to a security or market without owning or taking physical custody of such security or investing directly in such market. Because of the unique structure of a TRS, a TRS often offers lower financing costs than are offered through more traditional borrowing arrangements.

The TRS with Citibank enables us, through our ownership of Arbor, to obtain the economic benefit of owning the assets subject to the TRS, despite the fact that such assets will not be directly held or otherwise owned by us or Arbor, in return for an interest-type payment to Citibank. Accordingly, the TRS is analogous to us borrowing funds to acquire assets and incurring interest expense to a lender.

The TRS is subject to market risk, liquidity risk and risk of imperfect correlation between the value of the TRS and the assets underlying the TRS. In addition, we may incur certain costs in connection with the TRS that could, in the aggregate, be significant.

A TRS is also subject to the risk that a counterparty will default on its payment obligations thereunder or that we will not be able to meet our obligations to the counterparty. In the case of the TRS with Citibank, Arbor is required to post cash collateral amounts to secure its obligations to Citibank under the TRS. Citibank, however, is not required to collateralize any of its obligations to Arbor under the TRS. Arbor bears the risk of depreciation with respect to the value of the assets underlying the TRS and is required, under the terms of the TRS, to post additional collateral on a dollar-for-dollar basis in the event of depreciation in the value of the underlying assets after such value decreases below a specified amount. The amount of collateral required to be posted by Arbor is determined primarily on the basis of the aggregate value of the underlying assets.

Arbor is required to initially cash collateralize a specified percentage of each asset (generally 25% of the market value of such asset) included under the TRS in accordance with margin requirements described in the TRS Agreement. The limit on the additional collateral that Arbor may be required to post pursuant to the TRS is equal to the difference between the full notional amount of the assets underlying the TRS and the amount of cash collateral already posted by Arbor (determined without consideration of the initial cash collateral posted for each asset included in the TRS). Arbor’s maximum liability under the TRS is the amount of any decline in the aggregate value of the assets subject to the TRS, less the amount of the cash collateral previously posted by Arbor. Therefore, the absolute risk of loss with respect to the TRS is the notional amount of the TRS.

In addition to customary events of default and termination events, the agreements governing the TRS with Citibank, which are collectively referred to herein as the TRS Agreement, contain the following termination events: (a) a failure to satisfy the portfolio criteria for at least 30 days; (b) a failure to post initial cash collateral or additional collateral as required by the TRS Agreement; (c) a default by Arbor or us with respect to indebtedness in an amount equal to or greater than the lesser of $10.0 million and 2% of our net asset value at such time; (d) a merger of Arbor or us meeting certain criteria; (e) either us or Arbor amending its constituent documents to alter our investment strategy in a manner that has or could reasonably be expected to have a material adverse effect; (f) SIC Advisors ceasing to be the investment manager of Arbor or having authority to enter into transactions under the TRS Agreement on behalf of Arbor, and not being replaced by an entity reasonably acceptable to Citibank; (g) SIC Advisors ceasing to be our investment adviser; (h) Arbor failing to comply with its investment strategies or restrictions to the extent such non-compliance has or could reasonably be expected to have a material adverse effect; (i) Arbor becoming liable in respect of any obligation for borrowed money, other than arising under the TRS Agreement; (j) we dissolve or liquidate; (k) there occurs, without the prior consent of Citibank, any material change to or departure from our policies or the policies of Arbor that may not be changed without the vote of our stockholders and that relates to Arbor’s performance of its obligations under the TRS Agreement; and (l) we violate certain provisions of the 1940 Act or our election to be regulated as a BDC is revoked or withdrawn.

In addition to the rights of Citibank to terminate the TRS following an event of default or termination event as described above, Citibank may terminate the TRS on or after the second anniversary of the effective date of the TRS. SIC Advisors may terminate the TRS on behalf of Arbor at any time upon providing 10 days prior notice to Citibank. Any termination by SIC Advisors on behalf of Arbor prior to the second anniversary of the effective date of the TRS will result in payment of an early termination fee to Citibank. Under the terms of the TRS, the early termination fee will equal the present value of the following two cash flows: (a) interest payments at a rate equal to 1.30% based on 70% of the maximum notional amount of $100,000,000, payable from the later of the first anniversary of the effective date of the TRS or the termination date until the second anniversary of the effective date of the TRS and (b) interest payments at a rate equal to 0.15% based on the maximum notional amount of $100,000,000, payable from the later of the first anniversary of the effective date of the TRS or the termination date until the second anniversary of the effective date of the TRS.

Other than during the first 365 days and the last 60 days of the term of the TRS, Arbor is required to pay a minimum usage fee of 1.00% on the amount equal to 85% of the average daily unused portion of the maximum amount permitted under the TRS. Arbor will also pay Citibank customary fees in connection with the establishment and maintenance of the TRS.

Upon any termination of the TRS, Arbor will be required to pay Citibank the amount of any decline in the aggregate value of the assets subject to the TRS or, alternatively, will be entitled to receive the amount of any appreciation in the aggregate value of such assets. In the event that Citibank chooses to exercise its termination rights, it is possible that Arbor will owe more to Citibank or, alternatively, will be entitled to receive less from Citibank than it would have if Arbor controlled the timing of such termination due to the existence of adverse market conditions at the time of such termination.

In addition, because a TRS is a form of synthetic leverage, such arrangements are subject to risks similar to those associated with the use of leverage. See “Risks Related to Debt Financing” below.

Risks Relating to Debt Financing

At December 31, 2013, we had approximately $16.0 million of outstanding indebtedness under the syndicated revolving credit facility with ING Capital LLC.

Illustration. The following table illustrates the effect of leverage on returns from an investment in our common stock assuming various annual returns, net of expenses. The calculations in the table below are hypothetical and actual returns may be higher or lower than those appearing below. The calculation assumes (i) $186.2 million in total assets, (ii) a weighted average cost of funds of 3.1875%, (iii) $16.0 million in debt outstanding and (iv) $153.0 million in stockholders’ equity. In order to compute the “Corresponding return to stockholders,” the “Assumed Return on Our Portfolio (net of expenses)” is multiplied by the assumed total assets to obtain an assumed return to us. From this amount, the interest expense is calculated by multiplying the assumed weighted average cost of funds times the assumed debt outstanding, and the product is subtracted from the assumed return to us in order to determine the return available to stockholders. The return available to stockholders is then divided by our stockholders’ equity to determine the “Corresponding return to stockholders.” Actual interest payments may be different.

Assumed Return on Our Portfolio (net of expenses)	(10)%	(5)%	—%	5%	10%
Corresponding return to stockholders(1)	(12.5)%	(6.4)%	(0.3)%	5.8%	11.8%

(1)	In order for us to cover our annual interest payments on indebtedness, we must achieve annual returns on our December 31, 2013 total assets of at least 0.3%.

In addition, as of August 27, 2013, we have entered into a total return swap with Citi which provides us with exposure to a portfolio of loans with a maximum aggregate market value of $100 million. See “Risk Factors —Risks Related to Our Investments — We may enter into total return swap agreements or other derivative transactions which expose us to certain risks, including market risk, liquidity risk and other risks similar to those associated with the use of leverage.”

Because we use borrowed funds to make investments or fund our business operations, we are exposed to risks typically associated with leverage which increase the risk of investing in us.

We intend to borrow funds through draws from our Revolving Credit Facility to leverage our capital structure, which is generally considered a speculative investment technique. As a result:

•

our common shares may be exposed to an increased risk of loss because a decrease in the value of our investments may have a greater negative impact on the value of our common shares than if we did not use leverage;

•

if we do not appropriately match the assets and liabilities of our business, adverse changes in interest rates could reduce or eliminate the incremental income we make with the proceeds of any leverage;

•

our ability to pay dividends on our common stock may be restricted if our asset coverage ratio, as provided in the 1940 Act, is not at least 200% and any amounts used to service indebtedness or preferred stock would not be available for such dividends;

•	the Revolving Credit Facility is subject to periodic renewal by our lenders, whose continued participation cannot be guaranteed;

•	the Revolving Credit Facility contains covenants restricting our operating flexibility; and

•	we, and indirectly our stockholders, bear the cost of issuing and paying interest or dividends on such securities.

Covenants in the Revolving Credit Facility may restrict our financial and operating flexibility.

We maintain the Revolving Credit Facility with certain lenders party thereto from time to time and ING Capital LLC, as administrative agent. The Revolving Credit Facility is secured by substantially all of our assets, subject to certain exclusions. Availability of loans under the Revolving Credit Facility is linked to the valuation of the collateral pursuant to a borrowing base mechanism. Borrowings under the Revolving Credit Facility are subject to, among other things, a minimum borrowing/collateral base. Substantially all of our assets are pledged as collateral under the Revolving Credit Facility. The Revolving Credit Facility require us to, among other things (i) make representations and warranties regarding the collateral as well as our business and operations, (ii) agree to certain indemnification obligations, and (iii) agree to comply with various affirmative and negative covenants. The documents for each of the Facilities also include default provisions such as the failure to make timely payments under the Revolving Credit Facility, as the case may be, the occurrence of a change in control, and our failure to materially perform under the operative agreements governing the Revolving Credit Facility, which, if not complied with, could accelerate repayment under the Facilities, thereby materially and adversely affecting our liquidity, financial condition and results of operations.

As a result of such covenants and restrictions in the Revolving Credit Facility, we will be limited in how we conduct our business and we may be unable to raise additional debt or equity financing to take advantage of new business opportunities. In addition, our ability to satisfy the financial requirements required by the Facilities can be affected by events beyond our control and we cannot assure you that we will meet these requirements. We cannot assure you that we will be able to maintain compliance with these covenants in the future and, if we fail to do so, we may be in default under the Facilities, and we may be prohibited from undertaking actions that are necessary or desirable to maintain and expand our business.

Default under the Revolving Credit Facility could allow the lender(s) to declare all amounts outstanding to be immediately due and payable. If the lender(s) declare amounts outstanding under the Revolving Credit Facility to be due, the lender(s) could proceed against the assets pledged to secure the debt under the Revolving Credit Facility. Any event of default, therefore, could have a material adverse effect on our business if the lender(s) determine to exercise their rights.

Because we use debt to finance our investments, changes in interest rates will affect our cost of capital and net investment income.

Because we borrow money to make investments, our net investment income will depend, in part, upon the difference between the rate at which we borrow funds and the rate at which we invest those funds. As a result, we can offer no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income in the event we use our existing debt to finance our investments. In periods of rising interest rates, our cost of funds will increase to the extent we access the Revolving Credit Facility, since the interest rate on the Revolving Credit Facility is floating, which could reduce our net investment income to the extent any debt investments have fixed interest rates. We expect that our long-term fixed-rate investments will be financed primarily with issuances of equity and long-term debt securities. We may use interest rate risk management techniques in an effort to limit our exposure to interest rate fluctuations. Such techniques may include various interest rate hedging activities to the extent permitted by the 1940 Act.

You should also be aware that a rise in the general level of interest rates typically leads to higher interest rates applicable to our debt investments. Accordingly, an increase in interest rates may result in an increase of the amount of incentive fees payable to SIC Advisors.

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

Risks Related to an Investment in our Common Stock

The success of our offering is dependent, in part, on the ability of the dealer manager to implement its business strategy, to hire and retain key employees and to successfully establish, operate and maintain a network of broker-dealers. Our dealer manager also serves as the dealer manager for the distribution of securities of other issuers and may experience conflicts of interest as a result.

The success of our offering and our ability to implement our business strategy is dependent upon the ability of our dealer manager to hire and retain key employees, establish, operate and maintain a network of licensed securities broker-dealers and other agents and implement its business strategy. If the dealer manager is unable to hire qualified employees, build a sufficient network of broker-dealers and implement its business strategy, we may not be able to raise adequate proceeds through our offering to implement our investment strategy.

In addition, the dealer manager serves as the dealer manager for or participates in the distribution of the securities of other issuers. As a result, the dealer manager may experience conflicts of interest in allocating its time between our offering and such other issuers, which could adversely affect our ability to raise adequate proceeds through our offering and implement our investment strategy. Further, the participating broker-dealers retained by the dealer manager may have numerous competing investment products, some with similar or identical investment strategies and areas of focus as us, which they may elect to emphasize to their retail clients.

Investors will not know the purchase price per share at the time they submit their subscription agreements and could receive fewer shares of common stock than anticipated if our board of directors determines to increase the offering price to comply with the requirement that we avoid selling shares below net asset value.

The purchase price at which you purchase shares will be determined at each weekly closing date to ensure that the sales price is equal to or greater than the net asset value of our shares, after deducting selling commissions and dealer manager fees. As a result, your purchase price may be higher than the prior subscription closing price per share, and therefore you may receive a smaller number of shares than if you had subscribed at the prior subscription closing price.

their subscription agreements and could pay a premium for their shares of common stock if our board of directors does not decrease the offering price in the event of a decline to our net asset value per share.

The purchase price at which you purchase shares will be determined at each weekly closing date to ensure that the sales price is equal to or greater than the net asset value of our shares, after deducting selling commissions and dealer manager fees. In the event of a decrease to our net asset value per share, you could pay a premium of more than 2.5% for your shares of common stock if our board of directors does not decrease the offering price. A decline in our net asset value per share to an amount more than 2.5% below our current offering price, net of selling commissions and dealer manager fees, creates a rebuttable presumption that there has been a material change in the value of our assets such that a reduction in the offering price per share is warranted. This presumption may only be rebutted if our board of directors, in consultation with our management, reasonably and in good faith determines that the decline in net asset value per share is the result of a temporary movement in the credit markets or the value of our assets, rather than a more fundamental shift in the valuation of our portfolio. In the event that (i) net asset value per share decreases to more than 5% below our current net offering price and (ii) our board of directors believes that such decrease in net asset value per share is the result of a non-temporary movement in the credit markets or the value of our assets, our board of directors will undertake to establish a new net offering price that is not more than 2.5% above our net asset value per share. If our board of directors determines that the decline in our net asset value per share is the result of a temporary movement in the credit markets or the value of our assets, investors will purchase shares at an offering price per share, net of selling commissions and dealer manager fees, which represents a premium to the net asset value per share of greater than 2.5%.

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

Also, since a portion of the public offering price from the sale of shares in our offering will be used to pay expenses and fees, the full offering price paid by the stockholders will not be invested in portfolio companies. As a result, you may not receive a return of all of your invested capital. If we do not successfully complete a liquidity event, liquidity for an investor’s shares will be limited to participation in our share repurchase program.

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

A stockholder’s interest in us will be diluted if we issue additional shares, which could reduce the overall value of an investment in us.

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

As of the date of this annual report on Form 10-K, we have not offered any preferred stock. However, under the terms of our articles of incorporation, our board of directors is authorized to issue shares of preferred stock in one or more series without stockholder approval, which could potentially adversely affect the interests of existing stockholders. In the event we issue preferred stock, we will supplement our prospectus accordingly; however, doing so would not require a stockholder vote, unless we seek to issue preferred stock that is convertible into our common stock.

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

In the event of a material decline in our net asset value per share, which we consider to be a 2.5% decrease below our current net offering price, and subject to certain conditions, we will reduce our offering price accordingly. Also we will file a supplement to our prospectus with the SEC, or amend our registration statement if our net asset value per share: (i) declines more than 10% from the net asset value per share as of the effective date of this registration statement or (ii) increases to an amount that is greater than the net proceeds per share as stated in our prospectus. Therefore, the net proceeds per share, net of all sales load, from a new investor may be in excess of the then current net asset value per share.

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

For federal income tax purposes, we may be required to recognize taxable income in circumstances in which we do not receive a corresponding payment in cash. For example, if we hold debt obligations that are treated under applicable tax rules as having original issue discount (such as debt instruments with PIK, interest or, in certain cases, increasing interest rates or debt instruments that were issued with warrants), we must include in income each year a portion of the original issue discount that accrues over the life of the obligation, regardless of whether cash representing such income is received by us in the same taxable year. We may also have to include in income other amounts that we have not yet received in cash, such as deferred loan origination fees that are paid after origination of the loan or are paid in non-cash compensation such as warrants or stock. Furthermore, we may invest in non-U.S. corporations (or other non-U.S. entities treated as corporations for U.S. federal income tax purposes) that could be treated under the Code and U.S. Treasury regulations as “passive foreign investment companies” and/or “controlled foreign corporations.” The rules relating to investment in these types of non-U.S.entities are designed to ensure that U.S. taxpayers are either, in effect, taxed currently (or on an accelerated basis with respect to corporate level events) or taxed at increased tax rates at distribution or disposition. In certain circumstances this could require us to recognize income where we do not receive a corresponding payment in cash.

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

We are offering our shares on a continuous basis at a current offering price of $10.20 per share; however, to the extent that our net asset value increases, we intend to sell at a price necessary to ensure that shares are not sold at a price per share, after deduction of selling commissions and dealer manager fees, that is below our net asset value per share. In the event of a material decline in our net asset value per share, which we consider to be a 2.5% decrease below our current net offering price, and subject to certain conditions, we will reduce our offering price accordingly. Therefore, persons who tender subscriptions for our shares in our offering must submit subscriptions for a certain dollar amount, rather than a number of our shares and, as a result, may receive fractional shares.

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

Moreover, to the extent that there is even a remote possibility that we may (i) issue our shares at a price which, after deducting selling commissions and dealer manager fees, is below the then current net asset value per share of our shares at the time at which the closing and sale is made or (ii) trigger the undertaking (which we provided to the SEC in our registration statement) to suspend the offering of our shares pursuant to our continuous public offering if the net asset value per share fluctuates by certain amounts in certain circumstances until our prospectus is amended, our board of directors or a committee thereof will elect, in the case of clause (i) above, either to postpone the closing until such time that there is no longer the possibility of the occurrence of such event or to undertake to determine net asset value within two days prior to any such sale to ensure that such sale will not be at a price which, after deducting selling commissions and dealer manager fees, is below our then current net asset value per share, and, in the case of clause (ii) above, to comply with such undertaking or to undertake to determine net asset value to ensure that such undertaking has not been triggered.

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

Set forth below is a chart describing the classes of our securities outstanding as of March 13, 2014:

Title of Class	Amount Authorized	Amount Held by Us or for Our Account	Amount Outstanding
Common Stock	250,000,000	—	22,542,683

As of March 13, 2014, we had 6,606 record holders of our common stock.

Distributions

Our dividends, if any, are determined by the board of directors. We have elected to be treated as a RIC under Subchapter M of the Code. To maintain RIC qualification, we must distribute at least 90% of our net ordinary income and net short-term capital gains in excess of our net long-term capital losses, if any. We will be subject to a 4% nondeductible federal excise tax on our undistributed income unless we distribute in a timely manner an amount at least equal to the sum of (1) 98% of our ordinary income for each calendar year, (2) 98.2% of our capital gain net income (both long-term and short-term) for the one-year period ending October 31 in that calendar year and (3) any income realized, but not distributed in the preceding year.

Our board of directors declared a series of semi-monthly distributions during 2013. These distributions represent an annualized yield of 7.84% based on our March 13, 2014 offering price of $10.20 per share:

Record Date	Payment Date	Amount Per Share
July 13 and 31, 2012	August 1, 2012	$0.03333
August 15 and 31, 2012	September 4, 2012	0.03333
September 14 and 28, 2012	October 1, 2012	0.03333
October 15 and 30, 2012	October 31, 2012	0.03333
November 15 and 29, 2012	November 30, 2012	0.03333
December 14 and 28, 2012	December 31, 2012	0.03333
January 15 and 31, 2013	January 31, 2013	0.03333
February 15 and 28, 2013	February 28, 2013	0.03333
March 15 and 29, 2013	March 29, 2013	0.03333
April 15 and 30, 2013	April 30, 2013	0.03333
May 15 and 31, 2013	May 31, 2013	0.03333
June 14 and 28, 2013	June 28, 2013	0.03333
July 15 and 31, 2013	July 31, 2013	0.03333
August 15 and 30, 2013	August 30, 2013	0.03333
September 13 and 30, 2013	September 30, 2013	0.03333
October 15 and 31, 2013	October 31, 2013	0.03333
November 15 and 29, 2013	November 29, 2013	0.03333
December 13 and 31, 2013	December 31, 2013	0.03333
January 15 and 31, 2014	January 31, 2014	0.03333

Record Date	Payment Date	Amount Per Share
February 14 and 28, 2014	February 28, 2014	0.03333
March 14 and 31, 2014	March 31, 2014	0.03333
April 15 and 30, 2014	April 30, 2014	0.03333
May 15 and 30, 2014	May 30, 2014	0.03333
June 13 and 30, 2014	June 30, 2014	0.03333

We may fund our cash distributions to stockholders from any sources of funds available to us, including offering proceeds, borrowings, net investment income from operations, capital gains proceeds from the sale of assets, non-capital gains proceeds from the sale of assets, dividends or other distributions paid to us on account of preferred and common equity investments in portfolio companies and expense reimbursements from SIC Advisors. The following table reflects, for tax purposes, the sources of the cash distributions that we have paid on our common stock during the years ended December 31, 2013 and 2012:

	As of December 31, 2013	As of December 31, 2012
Capital in excess of par value	$—	$(328,132)
Accumulated undistributed net investment income (loss)	236,207	328,132
Accumulated undistributed/(distributions in excess of) net realized gain (loss) from investments	(236,207)	—

The following table reflects, for tax purposes, the sources of the cash distributions that the Company has paid on its common stock during the years ended December 31, 2013 and 2012:

	Year ended December 31, 2013		Year Ended December 31, 2012
Source of Distribution	Distribution Amount(1)	Percentage	Distribution Amount	Percentage
Return of capital from offering proceeds	$—	—%	$—	—%
Return of capital from borrowings	$0	—%	$—	—%
Net investment income	$6,032,061	100.0%	$637,330	100.0%
Return of capital (other)	$—	—%	$—	—%

Distributions on a tax basis:	$6,032,061	100.0%	$637,330	100.0%

(1)	The Distribution Amount and Percentage reflected for December 31, 2013 are estimated figures. The actual source of distributions for the fiscal year ending 2013 will be calculated in connection with the Company’s year-end procedures.

Item 6.	Selected Financial Data

We have derived the selected financial data below from our audited financial statements for the fiscal year ended December 31, 2013 respectively, which has been audited by Ernst & Young LLP, our independent registered public accounting firm.

	At and for the Year Ended December 31, 2013	At and for the Year Ended December 31, 2012
Statement of Operations data:
Total investment income	$8,007,002	$1,235,116
Base management fees	1,906,386	319,530
Incentive fee	182,989	628
All other expenses	574,082	424,926
Net investment income	5,343,545	490,032
Unrealized appreciation/depreciation on total investments	839,817	(19,160)
Net realized gain/loss on total investments	97,424	22,298
Net increase in net assets resulting from operations	6,280,786	493,170
Per share data:
Net asset value per common share at year end	$9.18	$8.96
Net investment income	0.72	0.21
Net realized gains/(losses) on total investments	0.01	0.01
Net unrealized appreciation/(depreciation) on total investments	0.12	(0.01)
Net increase in net assets resulting from operations	0.85	0.48
Dividends declared	0.80	0.40
Issuance of common stock above net asset value	0.17	—
Balance Sheet data at year end:
Total investment portfolio at fair value	$137,801,537	$30,580,211
Cash collateral on total return swap	6,706,159	—
Total investments	144,507,696	30,580,211
Cash and cash equivalents	34,939,948	6,651,767
Other assets	6,759,194	1,608,400
Total assets	186,206,838	38,840,378
Total liabilities	33,204,565	18,217,396
Total net assets	153,002,273	20,622,982
Other data:
Weighted average yield on total investments (1)	10.0%	11.0%
Number of investments in investment portfolio at year end	49	34

(1)	The weighted average yield is based upon original cost on our debt investments.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

On April 17, 2012 we successfully reached the minimum escrow requirement and officially commenced operations by receiving gross proceeds of $10 million in exchange for 1,108,033.24 shares of our common stock sold to SIC Advisors. As of December 31, 2013, we have combined proceeds, as well as a modest amount of leverage through a revolving credit facility with ING Capital LLC to invest $137.3 million across 49 transactions.

Under our Investment Advisory Agreement, we pay SIC Advisors an annual management fee as well as an incentive fee based on our investment performance. Also, under the Administration Agreement, we reimburse Medley for the allocable portion of overhead and other expenses incurred by Medley Capital LLC in performing its obligations under the Administration Agreement, including our allocable portion of the costs of compensation and related expenses of our chief compliance officer, chief financial officer and their respective staffs.

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

•	interest payable on debt, if any, incurred to finance our investments;

•	transfer agent and custodial fees;

•	fees and expenses associated with marketing efforts subject to limitations included in the Investment Advisory Agreement;

•	federal and state registration fees and any stock exchange listing fees;

•	federal, state and local taxes;

•	independent directors’ fees and expenses, including travel expenses;

•	costs of director and stockholder meetings, proxy statements, stockholders’ reports and notices;

•	costs of fidelity bonds, directors and officers/errors and omissions liability insurance and other types of insurance;

•

direct costs, including those relating to printing of stockholder reports and advertising or sales materials, mailing, long distance telephone and staff subject to limitations included in the Investment Advisory Agreement;

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

Reimbursement of Medley for Administrative Services

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

Portfolio and Investment Activity

As of December 31, 2013, our investment portfolio consisted of investments in 49 portfolio companies with a fair value of $137.8 million, and was comprised of 20.8% Senior Secured first lien term loans, 41.0% Senior Secured second lien term loans, 34.4% Senior Secured first lien notes, 3.8% Senior Secured second lien notes and 0.0% warrants.

As of December 31, 2012, our investment portfolio consisted of investments in 31 portfolio companies with a fair value of $30.6 million, and was comprised of 6.4% Senior Secured first lien term loans, 9.6% Senior Secured second lien term loans, and 84.0% senior secured notes.

As of December 31, 2013, our income-bearing investment portfolio, which represented 99.9% of our total portfolio, had a weighted average yield based upon the cost of our investment portfolio of approximately 9.9%, and 43.3% of our income-bearing portfolio bore interest based on fixed rates, and 56.7% of our income-bearing portfolio bore interest on floating rates, such as LIBOR.

As of December 31, 2012, our income-bearing investment portfolio, which represented 100.0% of our total portfolio, had a weighted average yield based upon the cost of our investment portfolio of approximately 11.0%, and 84.0% of our income-bearing portfolio bore interest based on fixed rates, and 16.0% of our income-bearing portfolio bore interest on floating rates, such as LIBOR.

As of December 31, 2013, our average portfolio company investment and our largest portfolio company investment at amortized cost and fair value was approximately $2.6 million and $2.7 million, and $7.0 million and $1.7 million, respectively, and we had approximately $34.9 million of cash and cash equivalents. As of December 31, 2012, our average portfolio company investment and our largest portfolio company investment at amortized cost and fair value was approximately $0.9 million and $0.9 million, and $1.7 million and $1.7 million, respectively, and we had approximately $6.6 million of cash and cash equivalents.

The following table summarizes the amortized cost and the fair value of our investment portfolio not including cash and cash equivalents as of December 31, 2013:

	Amortized Cost	Percentage	Fair Value	Percentage
Senior secured first lien term loans	$28,617,156	20.9%	$28,583,326	20.8%
Senior secured first lien notes	47,352,921	34.5	47,427,311	34.4
Senior secured second lien term loans	56,224,549	40.9	56,481,247	41.0
Senior secured second lien notes	5,108,477	3.7	5,254,676	3.8
Warrants/Equity	29,173	—	54,977	—

Total	$137,332,276	100.0%	$137,801,537	100.0%

The following table summarizes the amortized cost and the fair value of investments, not including cash and cash equivalents as of December 31, 2012:

	Amortized Cost	Percentage of Total	Fair Value	Percentage of Total
Senior Secured First Lien Term Loans	$1,692,630	6.4%	$1,962,630	6.4%
Senior Secured Second Lien Term Loans	2,903,898	9.5	2,928,247	9.6
Senior Secured Notes(1)	25,712,669	84.0	25,674,219	84.0
Equity/Warrants	20,152	0.1	15,115	0.0

Total	$30,599,349	100.0%	$30,580,211	100.0%

(1)	As of December 31, 2012, all of our Senior secured notes are either first or second lien positions.

Our weighted average total investments including the value of cash collateral on total return swap, at December 31, 2013 was as follows:

	Percentage of Total Investments	Weighted Average Current Yield for Total Investments
Senior Secured First Lien Term Loans	19.8%	9.5%
Senior Secured First Lien Notes	32.8	10.2
Senior Secured Second Lien Term Loans	39.2	9.7
Senior Secured Second Lien Notes	3.6	9.2
Equity/Warrants	4.6	14.7

Total	100.0%	10.0%

The following table shows the portfolio composition by industry grouping, including the TRS underlying loans, based on fair value at December 31, 2013:

	Investments at Fair Value(1)	Percentage of Total Portfolio(1)	Value of TRS Underlying Loans	Percentage of TRS Underlying Loans	Total Investments at Fair Value including the value of TRS Underlying Loans	Percentage of Total Portfolio Including the value of TRS Underlying Loans
Electronics	$13,996,099	10.2%	$6,581,250	26.2%	$20,577,349	12.6%
Oil and Gas	18,862,779	13.7%	1,020,000	4.1%	19,882,779	12.2%
Telecommunications	17,073,865	12.4%	—	—	17,073,865	10.5%
Retail Stores	16,995,844	12.3%	—	—	16,995,844	10.4%
Healthcare, Education, and Childcare	12,307,691	8.9%	3,521,562	14.0%	15,829,253	9.7%
Chemicals, Plastics, and Rubber	9,810,000	7.1%	—	—	9,810,000	6.0%
Personal and Nondurable Consumer Products (Manufacturing Only)	9,154,092	6.6%	—	—	9,154,092	5.6%
Diversified/Conglomerate Service	2,511,528	1.8%	4,521,250	18.0%	7,032,778	4.3%
Finance	6,808,098	4.9%	—	—	6,808,098	4.2%
Automobile	6,119,250	4.4%	—	—	6,119,250	3.8%
Beverage, Food and Tobacco	5,755,736	4.2%	—	—	5,755,736	3.5%
Cargo Transport	5,677,727	4.1%	—	—	5,677,727	3.5%
Broadcasting and Entertainment.	2,300,535	1.7%	2,988,703	11.9%	5,289,238	3.2%
Hotels, Motels, Inns, and Gaming	3,056,250	2.2%	2,028,760	8.1%	5,085,010	3.1%
Mining, Steel, Iron and Nonprecious Metals	2,396,489	1.7%	—	—	2,396,489	1.5%
Aerospace and Defense	2,016,472	1.5%	—	—	2,016,472	1.2%
Leisure, Amusement, Motion Pictures, Entertainment	2,007,080	1.5%	—	—	2,007,080	1.2%
Diversified/Conglomerate Manufacturing	—	—	1,976,813	7.9%	1,976,813	1.2%
Personal, Food, and Miscellaneous Services	—	—	1,507,500	6.0%	1,507,500	0.9%
Containers, Packaging, and Glass	—	—	1,004,380	4.0%	1,004,380	0.6%
Grocery	952,002	0.7%	—	—	952,002	0.6%

Total	$137,801,537	100.0%	$25,150,218	100%	$162,951,755	100.0%

(1)	Does not include TRS underlying loans

SIC Advisors regularly assesses the risk profile of each of our portfolio investments and rates each of them based on the following categories, which we refer to as SIC Advisors’ investment credit rating:

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
Some loss of principal is expected.

The following table shows the distribution of our investment portfolio, not including cash and cash equivalents, on the 1 to 5 investment performance rating scale at fair value as of:

	December 31, 2013		December 31, 2012
Investment Performance Rating	Investments at Fair Value	Percentage	Investments at Fair Value	Percentage
1	$2,198,601	1.6%	$—	—%
2	99,713,280	98.2	29,517,711	96.5
3	—	—	1,062,500	3.5
4	—	—	—	—
5	322,745	0.2	—	—

Total	$137,801,537	100.0%	$30,580,211	100.0%

Results of Operations

Operating results for the years ended December 31, 2013 and 2012 are as follows:

	For the year ended December 31, 2013	For the period ended December 31, 2012
Total investment income	$8,007,002	$1,235,116
Total expenses, net	2,663,457	745,084
Net investment income	5,343,545	490,032
Net realized gains (losses) on total investments	97,424	22,298
Net unrealized gains (losses) on total investments	839,817	(19,160)

Net increase in net assets resulting from operations	$6,280,786	$493,170

Investment Income

For the year ended December 31, 2013, investment income totaled $8,007,002, of which $7,386,700 was attributable to portfolio interest, $619,861 was attributable to other fee income, and $441 to interest from cash and cash equivalents.

For the year ended December 31, 2012, investment income totaled $1,235,116, of which $1,228,076 was attributable to portfolio interest, $6,750 was attributable to other fee income, and $290 to interest from cash and cash equivalents.

Operating Expenses

Operating expenses for the year and period ended December 31, 2013 and 2012, respectively, were as follows:

	For the year ended December 31, 2013	For the year ended December 31, 2012
Base management fees	$1,906,386	$319,530
Organizational and offering costs reimbursed to an affiliate	1,761,943	328,132
Professional fees	956,114	630,021
General and administrative	701,778	362,616
Administrator expenses	592,585	375,677
Incentive fees	182,989	628
Interest and financing expenses	215,059	47,529
Directors fees	154,084	146,861
Insurance expenses	131,770	—

Expenses before expense reimbursement	$6,602,708	$2,210,994

For the year ended December 31, 2013, total expense reimbursement from SIC Advisors pursuant to the Expense Support and Reimbursement Agreement was $3,939,251. Net expenses after taking into account the expense reimbursement from SIC Advisors, were $2,663,457 for the year ended December 31, 2013.

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

As of December 31, 2013, we recorded $2,592,989 in our consolidated statement of assets and liabilities as due from affiliate relating to the Expense Support and Reimbursement Agreement. For the year ended December 31, 2013, we recorded an expense reimbursement of 3,939,251 on the consolidated statement of operations. Expense reimbursements to SIC Advisors will be accrued as they become probable and estimable. For the year ended December 31, 2013, we did not record any Expense Repayments to SIC Advisors.

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

During the year ended December 31, 2013 we recognized $97,424 in net realized gains on total investments. During the period ended December 31, 2012, we recognized $22,298 of net realized gains on our portfolio investments.

Net Unrealized Appreciation/Depreciation on Investments

Net change in unrealized appreciation on investments reflects the net change in the fair value of our total investments. For the year ended December 31, 2013, we had unrealized appreciation of $839,817 on total investments. For the year ended December 31, 2012, we had unrealized depreciation of $19,160 on our portfolio investments.

Changes in Net Assets from Operations

For the year ended December 31, 2013, we recorded a net increase in net assets resulting from operations of $6,280,786 versus a net increase in net assets resulting from operations of $493,170 for the year ended December 31, 2012. Based on 7,426,660 and 1,031,621 weighted average common shares outstanding for the years ended December 31, 2013 and 2012, respectively, our per share net increase in net assets resulting from operations was $0.85 for the year ended December 31, 2013 versus a per share net increase in net assets from operations of $0.48 for the year ended December 31, 2012.

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

As of December 31, 2013, we had $34.9 million in cash and cash equivalents. As of December 31, 2012, we had $6.7 million in cash and cash equivalents. In the future, we may generate cash from future offerings of securities, future borrowings and cash flows from operations, including interest earned from the temporary investment of cash in U.S. government securities and other high-quality debt investments that mature in one year or less. Our primary use of funds is investments in our targeted asset classes, cash distributions to our stockholders, and other general corporate purposes.

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

On April 24, 2012, we entered into a prime brokerage services agreement (“PBSA”) with Barclays Capital Inc. (“Barclays”) whereby Barclays provides financing for some portion of our secured bond investments. Under the terms of the PBSA, we are required to post a specified amount of collateral, in accordance with the margin requirements described in the agreement, generally between 20% and 50% of the market value of each secured bond investment as determined by Barclays. To secure the performance of our obligations under the PBSA, Barclays has been granted a first priority security interest and lien on all of the assets covered by the PBSA. Neither the cash collateral posted as margin nor our other assets covered by the PBSA are available to pay our debts. As of December 31, 2012, our borrowings under the Margin Facility totaled $17,345,794 and were recorded as due to prime broker on our statement of assets and liabilities. Our average outstanding borrowings for the period from April 17, 2012 (commencement of operations) to December 31, 2012 was $9,573,696. The prime brokerage account and margin borrowing facility with Barclays was closed on December 4, 2013 and, as of December 31, 2013 had no balance.

On December 4, 2013, we entered into a three-year senior secured syndicated revolving credit facility with a one-year term out period (the “ING Facility”) pursuant to a Senior Secured Revolving Credit Agreement (the “Revolving Credit Agreement”) with certain lenders party thereto from time to time and ING Capital LLC, as administrative agent. The ING Facility matures on December 4, 2017 and is secured by substantially all of our assets, subject to certain exclusions as further set forth in a Guarantee, Pledge and Security Agreement (the “Security Agreement”) entered into in connection with the Revolving Credit Agreement, among us, the Subsidiary Guarantors party thereto, ING Capital LLC, as Administrative Agent, each Financial Agent and Designated Indebtedness Holder party thereto and ING Capital LLC, as Collateral Agent. The ING Facility also includes usual and customary representations, covenants and events of default for senior secured revolving credit facilities of this nature. As of December 31, 2013, our borrowings under the ING Facility totaled $16,000,000 and were recorded as revolving credit facility payable on our consolidated statement of assets and liabilities.

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

Our maximum derivative risk exposure as of December 31, 2013 is $6,706,159, which is recorded on the consolidated statement of assets and liabilities as cash collateral on total return swap. Our derivative asset due from Citibank, net of amounts available for offset under a master netting agreement as of December 31, 2013 was $155,317, which is recorded on the consolidated statement of assets and liabilities as receivable due on total return swap. We do not offset collateral posted in relation to the TRS with any unrealized appreciation or depreciation outstanding in the consolidated statement of assets and liabilities as of December 31, 2013. Transactions in total return swap contracts during the year ended December 31, 2013 were $155,317 in realized gains and $351,396 in unrealized gains, which is recorded on the consolidated statement of operations. For the year ended December 31, 2013, the average notional par amount of total return swap contracts was $13,545,525.

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

Subject to our board of directors’ discretion and applicable legal restrictions, we expect to authorize and pay monthly distributions to our stockholders. Any distributions to our stockholders will be declared out of assets legally available for distribution. We expect to continue making monthly distributions unless our results of operations, our general financial condition, general economic conditions, or other factors prohibit us from doing so. From time to time, but not less than quarterly, we will review our accounts to determine whether distributions to our stockholders are appropriate. We have not established limits on the amount of funds we may use from available sources to make distributions. We expect that for a significant time after the commencement of our offering, substantially all of our distributions will result from expense support payments made by SIC Advisors that may be subject to repayment by us within three years. The purpose of this arrangement is to avoid such distributions being characterized as returns of capital for GAAP purposes. We may still have distributions which could be characterized as a return of capital for tax purposes. Such distributions are not based on our investment performance and can only be sustained if we achieve positive investment performance in future periods and/or SIC Advisors continues to make Expense Support Payments under the Expense Support Agreement. Any future reimbursements to SIC Advisors will reduce the distributions that may otherwise be available for distribution to stockholders. There can be no assurance that we will achieve the performance necessary to sustain our distributions or that we will be able to pay distributions at all. SIC Advisors has no obligation to make Expense Support Payments pursuant to the Expense Support Agreement after June 30, 2014, unless the Expense Support Agreement is extended. For the years ended December 31, 2013 and 2012, if Expense Support Payments of $3,939,251 and $1,465,910 were not made by SIC Advisors, 65.3% and 100% of the distributions would have been a return of capital, respectively.

Our distributions may exceed our earnings, which we refer to as a return of capital, especially during the period before we have invested substantially all of the proceeds of our offering. As a result, a portion of the distributions we make may represent a return of capital for tax purposes. Our use of the term “return of capital” merely means distributions in excess of our earnings and as such may constitute a return on your individual investments and does not mean a return on capital. Therefore stockholders are advised that they should be aware of the differences with our use of the term “return of capital” and “return on capital.”

The following table reflects the cash distributions per share that we declared or paid to our stockholders since we commenced operations in April 2012. These distributions represent an annualized yield of 7.84% based on our current offering price of $10.20 per share. The determination of the tax attributes (i.e., paid from ordinary income, paid from net capital gains on the sale of securities, and/or a return of paid-in-capital surplus which is a nontaxable distribution) of distributions is made annually as of the end of our fiscal year based upon our taxable income for the full year and distributions paid for the full year. Stockholders of record as of each respective record date will be entitled to receive the distribution. Below are the details for each respective distribution;

Record Date	Payment Date	Amount per share
July 13 and 31, 2012	August 1, 2012	$0.03333
August 15 and 31, 2012	September 4, 2012	0.03333
September 14 and 28, 2012	October 1, 2012	0.03333
October 15 and 30, 2012	October 31, 2012	0.03333
November 15 and 29, 2012	November 30, 2012	0.03333
December 14 and 28, 2012	December 31, 2012	0.03333
January 15 and 31, 2013	January 31, 2013	0.03333
February 15 and 28, 2013	February 28, 2013	0.03333
March 15 and 29, 2013	March 29, 2013	0.03333
April 15 and 30, 2013	April 30, 2013	0.03333
May 15 and 31, 2013	May 31, 2013	0.03333
June 14 and 28, 2013	June 28, 2013	0.03333
July 15 and 31, 2013	July 31, 2013	0.03333
August 15 and 30, 2013	August 30, 2013	0.03333
September 13 and 30, 2013	September 30, 2013	0.03333
October 15 and 31, 2013	October 31, 2013	0.03333
November 15 and 29, 2013	November 29, 2013	0.03333
December 13 and 31, 2013	December 31, 2013	0.03333
January 15 and 31, 2014	January 31, 2014	0.03333
February 14 and 28, 2014	February 28, 2014	0.03333
March 14 and 31, 2014	March 31, 2014	0.03333
April 15 and 30, 2014	April 30, 2014	0.03333
May 15 and 30, 2014	May 30, 2014	0.03333
June 13 and 30, 2014	June 30, 2014	0.03333

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

Under the terms of the investment advisory agreement, SIC Advisors bears all organization and offering expenses on our behalf. Upon such time that we have raised $300 million in gross proceeds in connection with the sale of shares of our common stock, SIC Advisors shall no longer be obligated to bear, pay or otherwise be responsible for any ongoing organization and offering expenses on our behalf, and we will be responsible for paying or otherwise incurring all such organization and offering expenses. Pursuant to the terms of the Investment Advisory Agreement, we have agreed to reimburse SIC Advisors for any such organizational and offering expenses incurred by SIC Advisors not to exceed 1.25% of the gross subscriptions raised by us over the course of the offering period, which was initially scheduled to terminate two years from the initial offering date, unless extended. At a meeting held on March 12, 2014, our board of directors approved an extension of our offering for an additional year. Notwithstanding the foregoing, in the event that organizational and offering expenses, together with sales commissions, the dealer manager fee and any discounts paid to members of the Financial Industry Regulatory Authority, exceed 15% of the gross proceeds from the sale of shares of our common stock pursuant to our registration statement or otherwise at the time of the completion of our offering, then SIC Advisors shall be required to pay or, if already paid by us, reimburse us for amounts exceeding such 15% limit.

Critical Accounting Policies

This discussion of our expected operating plans is based upon our expected consolidated financial statements, which will be prepared in accordance with accounting principles generally accepted in the United States, or GAAP. The preparation of these consolidated financial statements will require our management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Changes in the economic environment, financial markets and any other parameters used in determining such estimates could cause actual results to differ. In addition to the discussion below, we will describe our critical accounting policies in the notes to our future consolidated financial statements.

Valuation of Investments

The Company applies fair value accounting to all of its financial instruments in accordance with the 1940 Act and ASC Topic 820 — Fair Value Measurements and Disclosures (“ASC 820”). ASC 820 defines fair value, establishes a framework used to measure fair value and requires disclosures for fair value measurements. In accordance with ASC 820, the Company has categorized its financial instruments carried at fair value, based on the priority of the valuation technique, into a three-level fair value hierarchy as identified below and discussed in Note 4.

•

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

•

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

•

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

•

an independent valuation firm engaged by the Company’s board of directors prepares an independent valuation report for approximately one third of the portfolio investments each quarter on a rotating quarterly basis on non fiscal year-end quarters, such that each of these investments will be valued by an independent valuation firm at least twice per annum when combined with the fiscal year-end review of all the investments by independent valuation firms, exclusive of TRS underlying portfolio.

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

We will value the TRS in accordance with the TRS Agreement. Pursuant to the TRS Agreement, the value of the TRS will be based on the increase or decrease in the value of the assets underlying the TRS, together with accrued interest income, interest expense and certain other expenses incurred under the TRS. The assets underlying the TRS will be valued by Citibank. Citibank will base its valuation on the indicative bid prices provided by an independent third-party pricing service. Bid prices reflect the highest price that market participants may be willing to pay. These valuations will be sent to us for review and testing. Our board of directors will review and approve the value of the TRS, as well as the value of the assets underlying the TRS, on a quarterly basis as part of their quarterly determination of net asset value. To the extent our board of directors has any questions or concerns regarding the valuation of the assets underlying the TRS, such valuation will be discussed or challenged pursuant to the terms of the TRS. For additional disclosures on the TRS, see “— Financial Condition, Liquidity and Capital Resources — Total Return Swap.”

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

Federal Income Taxes

We have elected to be treated for federal income tax purposes, and intend to qualify annually thereafter, as a RIC under Subchapter M of the Code. As a RIC, we generally will not have to pay corporate-level federal income taxes on any ordinary income or capital gains that we distribute to our stockholders from our tax earnings and profits. To obtain and maintain our RIC tax treatment, we must, among other things, meet specified source-of-income and asset diversification requirements and distribute annually at least 90% of our ordinary income and realized net short-term capital gains in excess of realized net long-term capital losses, if any.

Recent Developments

On December 4, 2013, we entered into the Revolving Credit Facility led by ING Capital LLC. The Revolving Credit Facility is a three-year senior secured syndicated revolving credit facility with a one-year term out period that matures on December 4, 2017 and is secured by substantially all of our assets, subject to certain exclusions as further set forth in a Guarantee, Pledge and Security Agreement. The Revolving Credit Facility also includes usual and customary representations, covenants and events of default for senior secured revolving credit facilities of this nature.

On March 7, 2014, Mr. Fentress resigned from his position as a principal SIC Advisors, which resignation was accepted and effective as of the same date. As a result, effective as of March 7, 2014, Mr. Fentress will no longer be a member of SIC Advisors’ investment committee. The investment committee is now comprised of Seth Taube, Robert Comizio, Brook Taube and Jeff Tonkel.

Mr. Fentress’ decision to resign from his position as a principal of the Adviser was not due to any dispute or disagreement with the Company or the Adviser, or on any matter relating to the Company’s or the Adviser’s operations, policies or practices.

Item 7A:	Quantitative and Qualitative Disclosures About Market Risk

We are subject to financial market risks, including changes in interest rates. Pursuant to the PBSA, we post a specified amount of collateral, in accordance with the margin requirements described in the agreement, generally between 20% and 50% of the market value of each secured bond investment as determined by Barclays, in exchange for Barclays agreeing to provide financing for some portion of our secured bond investments. In addition, under the terms of the TRS between Arbor and Citibank, Arbor will pay fees to Citibank at a floating rate based on LIBOR in exchange for the right to receive the economic benefit of a portfolio of assets having a maximum notional amount of $100,000,000. We expect any future credit facilities, total return swap agreements or other financing arrangements that we or any of our subsidiaries may enter into will also be based on a floating interest rate. As a result, we are subject to risks relating to changes in market interest rates. In periods of rising interest rates, when we or our subsidiaries have debt outstanding or swap agreements in effect, our cost of funds would increase, which could reduce our net investment income, especially to the extent we hold fixed rate investments.

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

As of December 31, 2013 and 2012, 56.7% and 13.3% of our income-bearing investment portfolio bore interest based on floating rates, respectively. The composition of our floating rate debt investments by cash interest rate floor as of December 31, 2013 was as follows:

	December 31, 2013		December 31, 2012
	Fair Value	% of Floating Rate Portfolio	Fair Value	% of Floating Rate Portfolio
Under 1%	$—	0.0%	$—	0.0%
1% to under 2%	77,112,571	98.8	2,928,247	59.9
2% to under 3%	952,002	1.2	1,962,630	40.1

Total	$78,064,573	100.0%	$4,890,877	100.0%

Based on our consolidated Statement of Assets and Liabilities as of December 31, 2013, the following table shows the approximate increase (decrease) in components of net assets resulting from operations of hypothetical base rate changes in interest rates, assuming no changes in our investment and capital structure:

Basis point increase	Interest Income	Interest Expense	Net Increase (Decrease)
100	$780,646	$(160,000)	$620,646
200	1,561,291	(320,000)	1,241,291
300	2,341,937	(480,000)	1,861,937
400	3,122,583	(640,000)	2,482,583
500	3,903,229	(800,000)	3,103,229

Based on our Statement of Assets and Liabilities as of December 31, 2012, the following table shows the approximate increase (decrease) in components of net assets resulting from operations of hypothetical base rate changes in interest rates, assuming no changes in our investment and capital structure:

Basis point increase	Interest Income	Interest Expense	Net Increase (Decrease)
100	$367,634	$(173,458)	$194,176
200	735,268	(346,916)	388,352
300	1,102,901	(520,374)	582,527
400	1,470,535	(693,832)	776,703
500	1,838,169	(867,290)	970,879

Item 8:	Financial Statements and Supplementary Data.

INDEX TO FINANCIAL STATEMENTS

Page
Management’s Report on Internal Control Over Financial Reporting	F-1
Report of Independent Registered Public Accounting Firm	F-2
Consolidated Statements of Assets and Liabilities as of December 31, 2013 and 2012	F-3
Consolidated Statements of Operations for the years ended December 31, 2013 and 2012 and for the period from June 13, 2011 (date of inception) to December 31, 2011	F-4
Consolidated Statements of Changes in Net Assets for the years ended December 31, 2013 and 2012 and for the period from June 13, 2011 (date of inception) to December 31, 2011	F-5
Consolidated Statements of Cash Flows for the years ended December 31, 2013 and 2012 and for the period from June 13, 2011 (date of inception) to December 31, 2011	F-6
Consolidated Schedule of Investments as of December 31, 2013 and 2012	F-7
Notes to Consolidated Financial Statements	F-15

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. In connection with the preparation of our annual financial statements, management has conducted an assessment of the effectiveness of our internal control over financial reporting based on the framework set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 1992 (“COSO”). Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of those controls. Based on this evaluation, we have concluded that, as of December 31, 2013, our internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of Sierra Income Corporation

We have audited the accompanying consolidated statements of assets and liabilities of Sierra Income Corporation (the “Company”), including the consolidated schedule of investments, as of December 31, 2013 and 2012, and the related consolidated statements of operations, changes in net assets, and cash flows for the two years in the period ended December 31, 2013, and for the period from June 13, 2011 (date of inception) to December 31, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our procedures included confirmation of securities owned as of December 31, 2013 by correspondence with the custodian, counterparties and management of the portfolio companies or by other appropriate audit procedures. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Sierra Income Corporation at December 31, 2013 and 2012, and the consolidated results of its operations, changes in its net assets, and its cash flows, for the two years in the period ended December 31, 2013, and for the period from June 13, 2011 (date of inception) to December 31, 2011, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

New York, New York

March 13, 2014

Part I. Financial Information

Item 1. Financial Statements

Sierra Income Corporation

Consolidated Statements of Assets and Liabilities

	As of
	December 31, 2013	December 31, 2012
ASSETS
Non-controlled/non-affiliated investments, at fair value (amortized cost of $137,332,276 and $30,599,349, respectively)	$137,801,537	$30,580,211
Cash and cash equivalents	34,939,948	6,651,767
Cash collateral on total return swap (Note 5)	6,706,159	—
Due from affiliate (Note 7)	2,592,989	814,814
Interest receivable	1,989,128	784,637
Deferred financing costs	1,150,139	—
Prepaid expenses and other assets	23,975	8,949
Unrealized appreciation on total return swap (Note 5)	351,396	—
Unsettled trades receivable	496,250	—
Receivable due on total return swap (Note 5)	155,317	—

Total assets	$186,206,838	$38,840,378

LIABILITIES
Revolving credit facility payable	$16,000,000	$—
Due to prime broker	—	17,345,794
Unsettled trades payable	15,492,500	—
Management fee	814,655	171,317
Accounts payable and accrued expenses	495,893	464,361
Incentive fee	182,989	628
Administrator fees	152,162	128,459
Due to affiliate	33,311	55,927
Interest payable	33,055	10,829
Directors fees	—	40,081

Total liabilities	$33,204,565	$18,217,396

Commitments and contingencies (Note 11)
NET ASSETS
Common shares, par value $.001 per share, 250,000,000 common shares authorized, 16,663,500 and 2,300,573 common shares issued and outstanding, respectively	$16,664	$2,301
Capital in excess of par value	152,552,912	20,436,709
Accumulated undistributed/(distributions in excess of) net realized gain/(loss) from investments and total return swap	(138,783)	—
Accumulated undistributed/(distributions in excess of) net investment income	(249,177)	203,132
Net unrealized appreciation/(depreciation) on investments and total return swap	820,657	(19,160)

Total net assets	153,002,273	20,622,982

Total liabilities and net assets	$186,206,838	$38,840,378

NET ASSET VALUE PER SHARE	$9.18	$8.96

See accompanying notes to the consolidated financial statements.

Sierra Income Corporation

Consolidated Statements of Operations

	For the year ended December 31,		For the period from June 13, 2011 (inception) through December 31, 2011
	2013	2012
INVESTMENT INCOME
Interest from non-controlled/non-affiliated investments	$7,386,700	$1,228,076	$—
Other fee income	619,861	6,750	—
Interest from cash and cash equivalents	441	290	—

Total investment income	8,007,002	1,235,116	—

EXPENSES
Base management fee	1,906,386	319,530	—
Organizational and offering costs reimbursed to SIC Advisors (Note 7)	1,761,943	328,132	—
Professional fees	956,114	630,021	—
General and administrative expenses	701,778	362,616	—
Administrator expenses	592,585	375,677	—
Incentive fee	182,989	628	—
Interest and financing expenses	215,059	47,529	—
Directors fees	154,084	146,861	—
Insurance expenses	131,770	—	—

Total gross expenses	6,602,708	2,210,994	—
Expense support reimbursement (Note 7)	(3,939,251)	(1,465,910)	—

Net expenses	2,663,457	745,084	—

NET INVESTMENT INCOME	5,343,545	490,032	—

Net realized gain/(loss) from investments	(57,893)	22,298	—
Net realized gain on total return swap (Note 5)	155,317	—	—
Net change in unrealized appreciation/(depreciation) on investments	488,421	(19,160)	—
Net change in unrealized appreciation/(depreciation) on total return swap (Note 5)	351,396	—	—

Net gain/(loss) on investments and total return swap	937,241	3,138	—

NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS	$6,280,786	$493,170	$—

WEIGHTED AVERAGE - BASIC AND DILUTED EARNINGS PER COMMON SHARE	$0.85	$0.48	$—
WEIGHTED AVERAGE - BASIC AND DILUTED NET INVESTMENT INCOME PER COMMON SHARE	$0.72	$0.48	$—
WEIGHTED AVERAGE COMMON STOCK OUTSTANDING - BASIC AND DILUTED (Note 10)	7,426,660	1,031,621	111

See accompanying notes to the consolidated financial statements.

Sierra Income Corporation

Consolidated Statements of Changes in Net Assets

	For the year ended December 31,		For the period from June 13, 2011 (inception) through December 31, 2011
	2013	2012
INCREASE FROM OPERATIONS
Net investment income	$5,343,545	$490,032	$—
Net realized gain/(loss) on investments	(57,893)	22,298	—
Net realized gain on total return swap (Note 5)	155,317	—	—
Net change in unrealized appreciation/(depreciation) on investments	488,421	(19,160)	—
Net change in unrealized appreciation/(depreciation) on total return swap (Note 5)	351,396	—	—

Net increase in net assets resulting from operations	6,280,786	493,170	—

SHAREHOLDER DISTRIBUTIONS
Distributions from net realized gains	—	(22,298)	—
Distributions from net investment income (Note 2)	(6,032,061)	(615,032)	—

Net decrease in net assets from shareholder distributions	(6,032,061)	(637,330)	—

COMMON SHARE TRANSACTIONS
Issuance of common shares, net of underwriting costs	130,100,012	20,766,142	1,000
Issuance of common shares pursuant to distribution reinvestment plan	2,117,061	—	—
Repurchase of common shares	(86,507)	—	—

Net increase in net assets resulting from common share transactions	132,130,566	20,766,142	1,000

Total increase in net assets	132,379,291	20,621,982	1,000
Net assets at beginning of year/period	20,622,982	1,000	—
Net assets at end of year/period (including accumulated undistributed/(distributions in excess of) net investment income of $(249,177) and $203,132, respectively)	$153,002,273	$20,622,982	$1,000

Net asset value per common share	$9.18	$8.96	$9.03
Common shares outstanding, beginning of year/period	2,300,573	—	—
Issuance of common shares	14,141,784	2,300,573	111
Issuance of common shares pursuant to distribution reinvestment plan	230,611	—	—
Repurchase of common shares	(9,468)	—	—

Common shares outstanding, end of year/period	16,663,500	2,300,573	111

DIVIDENDS DECLARED PER COMMON SHARE	$0.80	$0.40	$—

See accompanying notes to the consolidated financial statements.

Sierra Income Corporation

Consolidated Statements of Cash Flows

	For the year ended December 31,		For the period from June 13, 2011 (inception) through December 31, 2011
	2013	2012
Cash flows from operating activities
NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS	$6,280,786	$493,170	$—
ADJUSTMENT TO RECONCILE NET INCREASE/(DECREASE) IN NET ASSETS FROM OPERATIONS TO NET CASH PROVIDED BY/(USED IN) OPERATING ACTIVITIES
Paid-in-kind interest income	(580)	(3,911)	—
Net amortization of premium on investments	35,451	52,416	—
Net realized (gain)/loss on investments	57,893	(22,298)	—
Net change in unrealized appreciation/(depreciation) on investments	(488,421)	19,160	—
Net change in unrealized appreciation/(depreciation) on total return swap (Note 5)	(351,396)	—	—
Purchases of investments	(145,799,374)	(39,612,584)	—
Proceeds from sale investments and principal repayments	38,973,705	8,987,006	—
(Increase)/decrease in operating assets:
Interest receivable	(1,204,491)	(784,637)	—
Unsettled trades receivable	(496,250)	—	—
Prepaid expenses and other assets	(15,026)	(8,949)	—
Deferred financing costs	(1,150,139)	—	—
Due from affiliate	(1,778,175)	(814,814)	—
Cash collateral on total return swap (Note 5)	(6,706,159)	—	—
Decrease (increase) in receivable due on total return swap (Note 5)	(155,317)	—	—
Increase/(decrease) in operating liabilities:
Unsettled trades payable	15,492,500	—	—
Management fee	643,338	171,317	—
Interest payable	22,226	10,829	—
Accounts payable and accrued expenses	31,532	464,361	—
Administrator fees	23,703	128,459	—
Due to affiliate	(22,616)	55,927	—
Incentive fee	182,361	628	—
Directors fee	(40,081)	40,081	—

NET CASH PROVIDED BY/(USED IN) OPERATING ACTIVITIES	(96,464,530)	(30,823,839)	—

Cash flows from financing activities
Borrowings under revolving credit facility	16,000,000	—	—
Borrowings under prime broker margin account	(17,345,794)	17,345,794	—
Proceeds from issuance of common stock, net of underwriting costs	130,100,012	20,685,944	1,000
Payment of cash dividends	(3,915,000)	(557,132)	—
Repurchase of common shares	(86,507)	—	—

NET CASH PROVIDED BY FINANCING ACTIVITIES	124,752,711	37,474,606	1,000

TOTAL INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS	28,288,181	6,650,767	1,000
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR/PERIOD	6,651,767	1,000	—

CASH AND CASH EQUIVALENTS AT END OF YEAR/PERIOD	$34,939,948	$6,651,767	$1,000

Supplemental Information
Cash paid during the year/period for interest	$157,279	$47,529	$—
Supplemental non-cash information
Paid-in-kind interest income	$580	$3,911	$—
Net amortization of premium on investments	$(35,451)	$52,416	$—
Issuance of common shares in connection with distribution reinvestment plan	$2,117,061	$80,198	$—

See accompanying notes to the consolidated financial statements.

Sierra Income Corporation

Consolidated Schedule of Investments

As of December 31, 2013

Company (1)	Industry	Type of Investment	Maturity	Par Amount	Cost	Fair Value	% of Net Assets (2)
Non-controlled/non-affiliated investments – 90.1%
Access Media 3, Inc.	Telecommunications	Senior Secured First Lien Term Loans 10.00%(3)	10/22/2018	$7,000,000	$7,000,000	$7,000,000	4.6%

				7,000,000	7,000,000	7,000,000
Aderant North America, Inc.	Electronics	Senior Secured Second Lien Term Loans LIBOR + 8.750%, 1.250% Floor(3)	6/20/2019	450,000	450,000	453,861	0.3%

				450,000	450,000	453,861
Alcatel - Lucent USA, Inc.	Telecommunications	Senior Secured First Lien Term Loans LIBOR + 4.750%, 1.000% Floor	1/30/2019	990,000	985,662	993,712	0.6%

				990,000	985,662	993,712
ALG USA Holdings, Inc.	Leisure, Amusement, Motion Pictures, and Entertainment	Senior Secured Second Lien Term Loans LIBOR + 9.000%, 1.250% Floor	2/28/2020	2,000,000	1,963,092	2,007,080	1.3%

				2,000,000	1,963,092	2,007,080
Allen Edmonds Corp.	Retail Stores	Senior Secured Second Lien Term Loans LIBOR + 9.00%, 1.00% Floor(3)	5/27/2019	7,000,000	7,000,000	7,000,000	4.6%

				7,000,000	7,000,000	7,000,000
American Apparel, Inc.	Retail Stores	Senior Secured First Lien Notes 13.000%(3)(4)	4/15/2020	2,500,000	2,459,496	2,300,000	1.5%

				2,500,000	2,459,496	2,300,000
Ascensus, Inc.	Finance	Senior Secured Second Lien Term Loans LIBOR + 8.00%, 1.00% Floor	12/2/2020	4,000,000	3,940,522	3,940,522	2.6%

				4,000,000	3,940,522	3,940,522
Associated Asphalt Partners LLC	Chemicals, Plastics, and Rubber	Senior Secured First Lien Notes 8.500%(4)	2/15/2018	5,000,000	5,036,563	5,130,000	3.3%

				5,000,000	5,036,563	5,130,000
Bennu Oil & Gas, LLC	Oil and Gas	Senior Secured Second Lien Term Loans LIBOR + 9.00%, 1.25% Floor	11/1/2018	1,122,857	1,113,148	1,113,148	0.7%

				1,122,857	1,113,148	1,113,148
Bon-Ton Stores, Inc. (5)	Retail Stores	Senior Secured Second Lien Notes 10.625%	7/15/2017	1,698,000	1,622,374	1,695,844	1.1%

				1,698,000	1,622,374	1,695,844
Caesars Entertainment Operating Co., Inc.	Hotels, Motels, Inns, and Gaming	Senior Secured First Lien Notes 11.250%(5)	6/1/2017	3,000,000	3,153,543	3,056,250	2.0%

				3,000,000	3,153,543	3,056,250

Company(1)	Industry	Type of Investment	Maturity	Par Amount	Cost	Fair Value	% of Net Assets(2)
Charming Charlie, Inc.	Retail Stores	Senior Secured First Lien Term Loans LIBOR + 8.00%, 1.00% Floor	1/9/2019	6,000,000	6,000,000	6,000,000	3.9%

				6,000,000	6,000,000	6,000,000
Checkers Drive-In Restaurants, Inc.	Beverage, Food, and Tobacco	Senior Secured First Lien Notes 11.000%(4)	12/1/2017	1,500,000	1,504,143	1,614,675	1.1%

				1,500,000	1,504,143	1,614,675
Cornerstone Chemical Company	Chemicals, Plastics, and Rubber	Senior Secured First Lien Notes 9.375%	3/15/2018	2,000,000	2,000,000	2,080,000	1.4%
		Senior Secured First Lien Notes 9.375%(4)	3/15/2018	2,500,000	2,611,122	2,600,000	1.7%

				4,500,000	4,611,122	4,680,000
Deltek, Inc.	Electronics	Senior Secured Second Lien Term Loans LIBOR + 8.750%, 1.250% Floor	10/10/2019	$3,000,000	$2,978,006	$3,034,560	2.0%

				3,000,000	2,978,006	3,034,560
Dispensing Dynamics International, Inc.	Personal and Nondurable Consumer Products (Manufacturing Only)	Senior Secured First Lien Notes 12.500%(4)	1/1/2018	2,200,000	2,179,668	2,223,342	1.4%

				2,200,000	2,179,668	2,223,342
Drew Marine Partners LP	Cargo Transport	Senior Secured Second Lien Term Loans LIBOR + 7.00%, 1.00% Floor	5/19/2021	3,000,000	2,992,638	2,992,638	2.0%

				3,000,000	2,992,638	2,992,638
EarthLink, Inc.	Telecommunications	Senior Secured First Lien Notes 7.375%(4)(5)	6/1/2020	2,450,000	2,437,636	2,453,062	1.6%

				2,450,000	2,437,636	2,453,062
Erickson Air-Crane, Inc. (5)	Aerospace and Defense	Senior Secured Second Lien Notes 8.250%(4)	5/1/2020	1,953,000	1,966,979	2,016,472	1.3%

				1,953,000	1,966,979	2,016,472
Gastar Exploration USA, Inc. (5)	Oil and Gas	Senior Secured First Lien Notes 8.625%(4)	5/15/2018	3,000,000	3,000,000	2,958,750	1.9%

				3,000,000	3,000,000	2,958,750
Gibson Brands, Inc.	Personal and Nondurable Consumer Products (Manufacturing Only)	Senior Secured First Lien Notes 8.875%(4)	8/1/2018	3,000,000	3,056,289	3,069,270	2.0%

				3,000,000	3,056,289	3,069,270
Great Atlantic & Pacific Tea Company	Grocery	Senior Secured First Lien Term Loans LIBOR + 9.000%, 2.000% Floor(3)	3/13/2017	932,467	948,787	952,002	0.6%

				932,467	948,787	952,002
Green Field Energy Services, Inc.	Oil and Gas	Senior Secured First Lien Notes 13.000%(3)(4)	11/15/2016	766,616	755,914	322,744	0.2%

				766,616	755,914	322,744

Company(1)	Industry	Type of Investment	Maturity	Par Amount	Cost	Fair Value	% of Net Assets(2)
Green Field Energy Services, Inc., Warrants, expires 11/15/21	Oil and Gas	Warrants/Equity (3) (6)		709	29,000	—	0.0%

				709	29,000	—
Greenway Medical Technologies, Inc.(7)	Healthcare, Education, and Childcare	Senior Secured Second Lien Term Loans LIBOR + 8.25%, 1.00% Floor	11/4/2021	1,000,000	985,218	985,218	0.6%

				1,000,000	985,218	985,218
Healogics, Inc.	Healthcare, Education, and Childcare	Senior Secured Second Lien Term Loans LIBOR + 8.000%, 1.250% Floor	2/5/2020	2,000,000	1,996,440	2,040,000	1.3%

				2,000,000	1,996,440	2,040,000
Holland Acquisition Corp.	Oil and Gas	Senior Secured First Lien Term Loans LIBOR + 9.000%, 1.000% Floor	5/29/2018	5,000,000	4,904,352	4,917,000	3.2%

				5,000,000	4,904,352	4,917,000
IDQ Holdings, Inc.	Automobile	Senior Secured First Lien Notes 11.500%(4)	4/1/2017	1,000,000	1,035,523	1,066,250	0.7%

				1,000,000	1,035,523	1,066,250
Integra Telecom, Inc.	Telecommunications	Senior Secured Second Lien Term Loans LIBOR + 8.500%, 1.250% Floor(3)	2/22/2020	1,618,000	1,607,900	1,650,360	1.1%

				1,618,000	1,607,900	1,650,360
Interface Security Systems, Inc.	Electronics	Senior Secured First Lien Notes 9.250%(3) (4)	1/15/2018	$3,417,000	$3,476,530	$3,492,550	2.3%

				3,417,000	3,476,530	3,492,550
IronGate Energy Services LLC	Oil and Gas	Senior Secured First Lien Notes 11.000%(4)	7/1/2018	3,000,000	2,948,441	3,029,850	2.0%

				3,000,000	2,948,441	3,029,850
Keystone Automotive Operations, Inc.	Automobile	Senior Secured Second Lien Term Loans LIBOR + 9.500%, 1.250% Floor	8/15/2020	5,000,000	5,000,000	5,053,000	3.3%

				5,000,000	5,000,000	5,053,000
Kik Custom Products, Inc.	Healthcare, Education, and Childcare	Senior Secured Second Lien Term Loans LIBOR + 8.25%, 1.25% Floor	10/29/2019	3,000,000	2,970,000	2,970,000	1.9%

				3,000,000	2,970,000	2,970,000
Linc Energy Finance (USA), Inc.	Oil and Gas	Senior Secured First Lien Notes 12.500%(3) (4)	10/31/2017	500,000	498,368	545,925	0.4%

		Senior Secured First Lien Notes 12.500%(3)	10/31/2017	500,000	485,222	545,925	0.4%

				1,000,000	983,590	1,091,850

Company(1)	Industry	Type of Investment	Maturity	Par Amount	Cost	Fair Value	% of Net Assets(2)
Liquidnet Holdings, Inc.	Finance	Senior Secured First Lien Term Loans LIBOR + 8.000%, 1.250% Floor	5/7/2017	2,887,500	2,862,362	2,867,576	1.9%

				2,887,500	2,862,362	2,867,576
Livingston International, Inc.(7)	Cargo Transport	Senior Secured Second Lien Term Loans LIBOR + 7.750%, 1.250% Floor(5)	4/18/2020	2,658,504	2,653,733	2,685,089	1.8%

				2,658,504	2,653,733	2,685,089
Maxim Crane Works Holdings, Inc.(7)	Oil and Gas	Senior Secured Second Lien Notes 12.250%(4)	4/15/2015	1,500,000	1,519,124	1,542,360	1.0%

				1,500,000	1,519,124	1,542,360
Michael Baker International, Inc.	Diversified/Conglomerate Service	Senior Secured First Lien Notes 8.25%(4)	10/15/2018	2,500,000	2,500,000	2,511,528	1.6%

				2,500,000	2,500,000	2,511,528
Omnitracs, Inc.	Electronics	Senior Secured Second Lien Term Loans LIBOR + 7.75%, 1.00% Floor	4/29/2020	7,000,000	7,015,128	7,015,128	4.6%

				7,000,000	7,015,128	7,015,128
Prince Minerals Holding Corp.	Mining, Steel, Iron, and Nonprecious Metals	Senior Secured First Lien Notes 11.500%(3) (4)	12/15/2019	1,200,000	1,187,246	1,310,568	0.9%

				1,200,000	1,187,246	1,310,568
Reddy Ice Group, Inc.	Beverage, Food, and Tobacco	Senior Secured Second Lien Term Loans LIBOR + 9.500%, 1.250% Floor(3)	10/1/2019	2,000,000	2,000,000	1,942,460	1.3%

				2,000,000	2,000,000	1,942,460
Renaissance Learning, Inc.	Healthcare, Education, and Childcare	Senior Secured Second Lien Term Loans LIBOR + 7.75%, 1.00% Floor	5/14/2021	3,500,000	3,447,888	3,447,888	2.3%

				3,500,000	3,447,888	3,447,888
School Specialty, Inc.	Healthcare, Education, and Childcare	Senior Secured First Lien Term Loans LIBOR + 8.500%, 1.000% Floor	6/11/2019	2,985,000	2,936,006	2,864,585	1.9%

				2,985,000	2,936,006	2,864,585
Securus Technologies, Inc.	Telecommunications	Senior Secured Second Lien Term Loans LIBOR + 7.750%, 1.250% Floor	4/30/2021	$2,000,000	$1,981,227	$1,988,280	1.3%

				2,000,000	1,981,227	1,988,280
Sesac Holdco II, Inc.	Broadcasting and Entertainment	Senior Secured Second Lien Term Loans LIBOR + 8.750%, 1.250% Floor(3)	7/12/2019	2,250,000	2,294,369	2,300,535	1.5%

				2,250,000	2,294,369	2,300,535
Sizzling Platter, LLC	Beverage, Food, and Tobacco	Senior Secured First Lien Notes 12.250%(3) (4)	4/15/2016	2,063,000	2,124,725	2,198,601	1.4%

				2,063,000	2,124,725	2,198,601

Company(1)	Industry	Type of Investment	Maturity	Par Amount/ Quantity	Cost	Fair Value	% of Net Assets(2)
Sorenson Communications	Telecommunications	Senior Secured First Lien Term Loans LIBOR + 8.250%, 1.250% Floor	10/31/2014	2,979,987	2,979,987	2,988,451	2.0%

				2,979,987	2,979,987	2,988,451
Tempel Steel Company	Mining, Steel, Iron, and Nonprecious Metals	Senior Secured First Lien Notes 12.000%(3) (4)	8/15/2016	1,115,000	1,105,791	1,085,921	0.7%

				1,115,000	1,105,791	1,085,921
True Religion Apparel, Inc.	Personal and Nondurable Consumer Products (Manufacturing Only)	Senior Secured Second Lien Term Loans LIBOR + 10.000%, 1.000% Floor	1/30/2020	4,000,000	3,835,240	3,861,480	2.5%

				4,000,000	3,835,240	3,861,480
U.S. Well Services, LLC(5)	Oil and Gas	Senior Secured First Lien Notes 14.500%(3) (4)	2/15/2017	3,816,605	3,796,701	3,832,100	2.5%

				3,816,605	3,796,701	3,832,100
U.S. Well Services, LLC, Warrants, expires 2/15/19	Oil and Gas	Warrants/Equity (3) (6)		1,731	173	54,977	0.0%

				1,731	173	54,977
Total non-controlled/non-affiliated investments					$137,332,276	$137,801,537	90.1%

Derivative Instrument - Long Exposure					Notional Amount	Unrealized Gain (Loss)
Total return swap with Citibank, N.A. (Note 5)		Total Return Swap			$24,855,700	$351,396

					$24,855,700	$351,396

(1)	All of our investments are domiciled in the United States except for Livingston International, Inc. which is domiciled in Canada.
(2)	Percentage is based on net assets of $153,002,273 as of December 31, 2013.
(3)	An affiliated fund that is managed by an affiliate of SIC Advisors LLC also holds an investment in this security.
(4)

Securities are exempt from registration under Rule 144A of the Securities Act of 1933. These securities represent a fair value of $45,303,968 and 29.6% of net assets as of December 31, 2013 and are considered restricted.

(5)	The investment is not a qualifying asset under Section 55 of the Investment Company Act of 1940, as amended. Non-qualifying assets represent 11.5% of the Company’s portfolio at fair value.
(6)	Security is non-income producing.
(7)

Security is also held in the underlying portfolio of the total return swap with Citibank, N.A. (see Note 5). The Company’s total commitment to Greenway Medical Technologies, Inc., Livingston International, Inc. and Maxim Crane Works Holdings, Inc. is $2,470,218 or 1.6%, $4,654,532 or 3.0% and $2,034,860 or 1.3%, respectively, of Net Assets as of December 31, 2013.

Sierra Income Corporation

Schedule of Investments

December 31, 2012(6)

Company(1)	Industry	Type of Investment	Maturity	Par Amount/ Quantity	Cost	Fair Value	% of Net Assets(2)
Non-Controlled/non-affiliated investments - 148.3%
Aderant North America, Inc.	Electronics	Senior Secured Loans - Second Lien LIBOR + 8.75%, 1.25% Floor(3)	6/20/2019	$450,000	$450,000	$450,000	2.2%

				450,000	450,000	450,000
Atkore International, Inc.	Mining, Steel, Iron, and Nonprecious Metals	Senior Secured Notes 9.875%(3)(4)(5)	1/1/2018	750,000	733,129	801,600	3.9%

				750,000	733,129	801,600
Bon-Ton Stores, Inc.	Retail Stores	Senior Secured Notes 10.625%(4)(5)	7/15/2017	1,000,000	914,795	951,200	4.6%

				1,000,000	914,795	951,200
Camp Systems International, Inc.	Aerospace & Defense	Senior Secured Loans - Second Lien LIBOR + 8.75%, 1.25% Floor	11/30/2019	500,000	490,523	505,000	2.4%

				500,000	490,523	505,000
Cengage Learning, Inc.	Healthcare, Education, and Childcare	Senior Secured Notes 11.500%(4)(5)	4/15/2020	1,250,000	1,348,108	1,062,500	5.2%

				1,250,000	1,348,108	1,062,500
Checkers Drive-In Restaurants, Inc.	Restaurant & Franchise	Senior Secured Notes 11.000%(4)(5)	12/1/2017	1,500,000	1,504,956	1,504,956	7.3%

				1,500,000	1,504,956	1,504,956
Deltek, Inc.	Software	Senior Secured Loans - Second Lien LIBOR + 8.75%, 1.25% Floor(3)	10/31/2019	1,000,000	985,343	985,343	4.8%

				1,000,000	985,343	985,343
Dispensing Dynamics International, Inc.	Personal and Nondurable Consumer Products (Manufacturing Only)	Senior Secured Notes 12.500%(3)(4)(5)	1/1/2018	1,200,000	1,176,009	1,176,009	5.7%

				1,200,000	1,176,009	1,176,009
EarthLink, Inc.	Telecommunications	Senior Secured Notes 10.500%(4)(5)(7)	4/1/2016	900,000	950,574	957,420	4.6%

				900,000	950,574	957,420
Exide Technologies	Machinery (Nonagriculture, Nonconstruction, Nonelectric)	Senior Secured Notes 8.625%(3)(4)(5)(7)	2/1/2018	1,600,000	1,336,979	1,364,001	6.6%

				1,600,000	1,336,979	1,364,001
Fifth and Pacific Companies, Inc.	Retail Stores	Senior Secured Notes 10.500%(4)(5)(7)	4/15/2019	500,000	557,130	557,130	2.7%

				500,000	557,130	557,130
Great Atlantic & Pacific Tea Company	Grocery	Senior Secured Loans - First Lien LIBOR + 9%, 2% Floor(3)	3/13/2017	942,875	964,535	964,535	4.7%

				942,875	964,535	964,535
Green Field Energy Services, Inc.	Oil and Gas	Senior Secured Notes 13.000%(4)(5)	11/15/2016	512,000	494,791	494,791	2.4%
		Warrants/Equity		20,000	20,000	15,115	0.1%

				532,000	514,791	509,906

Company(1)	Industry	Type of Investment	Maturity	Par Amount/ Quantity	Cost	Fair Value	% of Net Assets(2)
IDQ Holdings, Inc.	Automobile	Senior Secured Notes 11.500%(4)(5)	4/1/2017	1,000,000	1,044,468	1,078,200	5.2%

				1,000,000	1,044,468	1,078,200
Ineos Finance PLC	Chemicals	Senior Secured Notes 7.500%(4)(5)	5/1/2020	1,250,000	1,285,207	1,285,207	6.2%

				1,250,000	1,285,207	1,285,207
Innovation Ventures, Inc.	Retail	Senior Secured Notes 9.500%(4)(5)	8/1/2019	1,250,000	1,224,724	1,179,375	5.7%

				1,250,000	1,224,724	1,179,375
Integra Telecom, Inc.	Telecommunications	Senior Secured Notes 10.750%(3)(4)(5)	4/15/2016	750,000	722,600	757,500	3.7%

				750,000	722,600	757,500
Linc Energy Finance (USA), Inc.	Oil and Gas	Senior Secured Notes 12.500%(3)(4)(5)(7)	10/31/2017	1,000,000	980,715	980,715	4.8%

				1,000,000	980,715	980,715
Maxim Crane Works Holdings, Inc.	Industrial	Senior Secured Notes 12.250%(4)(5)	4/15/2015	1,000,000	1,010,037	1,029,400	5.0%

				1,000,000	1,010,037	1,029,400
Mohegan Tribal Gaming Authority	Gaming	Senior Secured Notes 11.500%(4)(5)	11/1/2017	1,000,000	1,045,312	1,045,312	5.1%

				1,000,000	1,045,312	1,045,312
Pittsburgh Glass Works, LLC	Automobile	Senior Secured Notes 8.500%(4)(5)	4/15/2016	1,425,000	1,325,728	1,311,000	6.4%

				1,425,000	1,325,728	1,311,000
Prince Minerals Holding Corp.	Mining, Steel, Iron, and Nonprecious Metals	Senior Secured Notes 11.500%(3)(4)(5)	12/15/2019	1,200,000	1,186,001	1,248,000	6.1%

				1,200,000	1,186,001	1,248,000
Satmex Mexicanos, S.A. de C.V.	Telecommunications	Senior Secured Notes 9.500%(4)(5)(7)	5/15/2017	1,000,000	1,035,564	1,035,564	5.0%

				1,000,000	1,035,564	1,035,564
Securus Technologies, Inc.	Telecommunications	Senior Secured Loans - Second Lien LIBOR + 9.00%, 1.75% Floor	5/31/2018	500,000	490,854	490,854	2.4%

				500,000	490,854	490,854
Shale-Inland Holdings, Inc.	Energy	Senior Secured Notes 8.750%(4)(5)	11/15/2019	1,000,000	993,624	1,010,000	4.9%

				1,000,000	993,624	1,010,000
Sizzling Platter, LLC	Restaurant & Franchise	Senior Secured Notes 12.250%(3)(4)(5)	4/15/2016	1,652,000	1,715,987	1,715,987	8.3%

				1,652,000	1,715,987	1,715,987
Tempel Steel Company	Mining, Steel, Iron, and Nonprecious Metals	Senior Secured Notes 12.000%(3)(4)(5)	8/15/2016	1,115,000	1,102,986	1,090,024	5.3%

				1,115,000	1,102,986	1,090,024
Tower International, Inc.	Automobile	Senior Secured Notes 10.625%(3)(4)(5)	9/1/2017	500,000	518,324	534,500	2.6%

				500,000	518,324	534,500
Travelport LLC	Business Services	Senior Secured Loans - Second Lien LIBOR + 9.5%, 1.5% Floor	11/22/2015	500,000	487,178	497,050	2.4%

				500,000	487,178	497,050
US Well Services, Inc.	Oil and Gas	Senior Secured Notes 14.500%(3)(4)(5)	2/15/2017	1,518,405	1,504,921	1,503,828	7.3%
		Warrants/Equity(3)		1,518	152	—	0.0%

				1,519,923	1,505,073	1,503,828

Company(1)	Industry	Type of Investment	Maturity	Par Amount/ Quantity	Cost	Fair Value	% of Net Assets(2)
WeLocalize, Inc.	Business Services	Senior Secured Loans - First Lien LIBOR + 8%, 2% Floor(3)	11/19/2015	459,478	459,478	459,478	2.2%
		Senior Secured Loans - First Lien LIBOR + 9%, 2% Floor, 1.25% PIK(3)	11/19/2015	538,617	538,617	538,617	2.6%

				998,095	998,095	998,095
Total non-controlled/ non-affiliated investments					30,599,349	30,580,211	148.3%

US Government Treasuries - 29.1%
US Treasury Bill		Government Securities 1.375%	1/15/2013	6,000,000.00	6,003,022	6,003,000	29.1%

Total Investments and US Government Treasuries - 177.4%					$36,602,371	$36,583,211	177.4%

(1)	All of our portfolio investments are domiciled in the United States except for Satmex Mexicanos S.A. de C.V., which is domiciled in Mexico.
(2)	Percentage is based on net assets of $20,622,982 as of December 31, 2012.
(3)	An affiliated fund that is managed by an affiliate of SIC Advisors LLC also holds an investment in this security.
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
(7)

The investment is not a qualifying asset under Section 55 of the Investment Company Act of 1940, as amended. Non-qualifying assets represent 12.6% of the Company’s portfolio investments at fair value as of December 31, 2012.

SIERRA INCOME CORPORATION

Notes to Consolidated Financial Statements

December 31, 2013

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

On April 17, 2012, the Company successfully reached its minimum escrow requirement and officially commenced operations by issuing 1,108,033 shares of common stock to SIC Advisors for gross proceeds of $10,000,000. The Company’s offering period is currently scheduled to terminate on April 16, 2015, unless extended. Since commencing its operations, the Company has sold a total of 16,663,500 shares of common stock, which includes shares issued as part of the distribution reinvestment plan (see Note 12), for total proceeds of $160.9 million, which includes the shares sold to SIC Advisors. The proceeds from the issuance of common stock are presented in the Company’s consolidated statements of changes in net assets and consolidated statements of cash flows and are presented net of selling commissions and dealer manager fees.

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

Note 2. Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements have been prepared on the accrual basis of accounting in conformity with U.S. generally accepted accounting principles (“GAAP”). Additionally, the accompanying consolidated financial statements of the Company and related financial information have been prepared pursuant to the requirements for reporting on Form 10-K and Regulation S-X. In the opinion of management, the financial results included herein all adjustments and reclassifications that are necessary for the fair presentation of financial statements for the periods included herein. The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

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

Deferred Financing Costs

Financing costs, incurred in connection with our credit facility, are deferred and amortized over the life of the facility.

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

New Accounting Pronouncements

In June 2013, the FASB issued Accounting Standards Update 2013-08 “Financial Services-Investment Companies (Topic 946) Amendments to the Scope, Measurement, and Disclosure Requirements” (“ASU 2013-08”). ASU 2013-08 more closely aligns US GAAP with International Financial Reporting Standards by clarifying the characteristics of an investment company and requiring certain new disclosures. The new disclosures required include information about the following items: (i) the type and amount of financial support provided to investee companies, including situations in which the Company assisted an investee in obtaining financial support, (ii) the primary reasons for providing the financial support, (iii) the type and amount of financial support the Company is contractually required to provide to an investee, but has not yet provided, and (iv) the primary reasons for the contractual requirement to provide the financial support. ASU 2013-08 is effective for reporting periods that begin after December 15, 2013, and early application is prohibited.

Revenue Recognition

Interest income, adjusted for amortization of premiums and accretion of discounts, is recorded on an accrual basis. We record amortized or accreted discounts or premiums as interest income using the effective interest method. Dividend income, if any, is recognized on an accrual basis to the extent that the Company expects to collect such amount.

Origination/closing, amendment and transaction break-up fees associated with investments in portfolio companies are recognized as income in the period that we become entitled to such fees. Other fees are capitalized as deferred revenue and recorded into income over the respective period. Other fee income for the years ended December 31, 2013 and 2012 was $619,861 and $6,750, respectively.

Prepayment penalties received by the Company for debt instruments paid back to the Company prior to the maturity date are recorded as income upon receipt.

The Company holds debt investments in its portfolio that contain a payment-in-kind (“PIK”) interest provision. PIK interest, which represents contractually deferred interest added to the investment balance that is generally due at maturity, is recorded on the accrual basis to the extent such amounts are expected to be collected. PIK interest is not accrued if the Company does not expect the issuer to be able to pay all principal and interest when due. For the years ended December 31, 2013 and 2012 the Company earned $580 and $3,911 in PIK interest, respectively.

Investment transactions are accounted for on a trade-date basis. Realized gains or losses on investments are measured by the difference between the net proceeds from the disposition and the amortized cost basis of investment, without regard to unrealized gains or losses previously recognized. The Company reports changes in fair value of investments that are measured at fair value as a component of the net change in unrealized appreciation (depreciation) on investments in the consolidated statements of operations. For total return swap transactions, periodic payments are received or made at the end of each settlement period, but prior to settlement are recorded as realized gains or losses on total return swap in the consolidated statements of operations.

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

Investment Classification

The Company classifies its investments in accordance with the requirements of the 1940 Act. Under the 1940 Act, it would be deemed to “control” a portfolio company if it owns more than 25% of its outstanding voting securities and/or had the power to exercise control over the management or policies of such portfolio company. The Company refers to such investments in portfolio companies that it “controls” as “Control Investments.” Under the 1940 Act, the Company would be deemed to be an “Affiliated Person” of a portfolio company if it owns between 5% and 25% of the portfolio company’s outstanding voting securities or if it is under common control with such portfolio company. The Company refers to such investments in Affiliated Persons as “Affiliated Investments.” As of December 31, 2013, the Company has no Controlled Investments or Affiliated Investments.

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

Investments for which market quotations are readily available are valued at such market quotations, which are generally obtained from an independent pricing service or multiple broker-dealers or market makers. The Company weighs the use of third-party broker quotes, if any, in determining fair value based on our understanding of the level of actual transactions used by the broker to develop the quote and whether the quote was an indicative price or binding offer. However, debt investments with remaining maturities within 60 days that are not credit impaired are valued at cost plus accreted discount, or minus amortized premium, which approximates fair value. Investments for which market quotations are not readily available are valued at fair value as determined by the Company’s board of directors based upon input from management and third party valuation firms. Because these investments are illiquid and because there may not be any directly comparable companies whose financial instruments have observable market values, these loans are valued using a fundamental valuation methodology, consistent with traditional asset pricing standards, that is objective and consistently applied across all loans and through time.

The Company uses third-party valuation firms to assist the board of directors in the valuation of its portfolio investments. The valuation reports generated by the third-party valuation firms consider the evaluation of financing and sale transactions with third parties, expected cash flows and market based information, including comparable transactions, performance multiples, and movement in yields of debt instruments, among other factors. Based on market data obtained from the third-party valuation firms, the Company uses a combined market yield analysis and an enterprise model of valuation. In applying the market yield analysis, the value of the Company’s loans is determined based upon inputs such as the coupon rate, current market yield, interest rate spreads of similar securities, the stated value of the loan, and the length to maturity. In applying the enterprise model, the Company uses a waterfall analysis which takes into account the specific capital structure of the borrower and the related seniority of the instruments within the borrower’s capital structure into consideration. To estimate the enterprise value of the portfolio company, the Company weighs some or all of the traditional market valuation methods and factors based on the individual circumstances of the portfolio company in order to estimate the enterprise value. The methodologies for performing investments may be based on, among other things: valuations of comparable public companies, recent sales of private and public comparable companies, discounting the forecasted cash flows of the portfolio company, third party valuations of the portfolio company, considering offers from third parties to buy the company, estimating the value to potential strategic buyers and considering the value of recent investments in the equity securities of the portfolio company. For non-performing investments, we may estimate the liquidation or collateral value of the portfolio company’s assets and liabilities using an expected recovery model. We may estimate the fair value of warrants based on a model such as the Black-Scholes model or simulation models or a combination thereof.

Over-the-counter (OTC) derivative contracts, such as total return swaps (discussed in Note 5) are fair valued using models that measure the change in fair value of reference assets underlying the swaps offset against any fees payable to the swap counterparty. The fair values of the reference assets underlying the swap are determined using similar methods as described above for debt and equity investments where the Company also invests directly in such assets.

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

Although we file federal and state tax returns, our major tax jurisdiction is federal. The Company’s federal tax returns from inception-to-date remain subject to examination by the Internal Revenue Service.

The Company accounts for income taxes in conformity with ASC Topic 740—Income Taxes (“ASC 740”). ASC 740 provides guidelines for how uncertain tax positions should be recognized, measured, presented and disclosed in financial statements. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions deemed to meet a “more-likely-than-not” threshold would be recorded as a tax benefit or expense in the current period. The Company recognizes interest and penalties, if any, related to unrecognized tax benefits as income tax expense in the consolidated statements of operations. There were no material uncertain income tax positions at December 31, 2013.

Permanent differences between ICTI and net investment income for financial reporting purposes are reclassified among capital accounts in the consolidated financial statements to reflect their tax character. Differences in classification may also result from the treatment of short-term gains as ordinary income for tax purposes. During the years ended December 31, 2013 and 2012, the Company reclassified for book purposes amounts arising from permanent book/tax differences related to the different tax treatment of realized gain/(loss) on swaps, defaulted bonds, return of capital distributions and certain fee income as follows:

	As of December 31, 2013	As of December 31, 2012
Capital in excess of par value	$—	$(328,132)
Accumulated undistributed net investment income (loss)	236,207	328,132
Accumulated undistributed/(distributions in excess of) net realized gain (loss) from investments	(236,207)	—

The following table reflects, for tax purposes, the sources of the cash distributions that the Company has paid on its common stock during the years ended December 31, 2013 and 2012:

	Year ended December 31, 2013		Year Ended December 31, 2012
Source of Distribution	Distribution Amount(1)	Percentage	Distribution Amount	Percentage
Return of capital from offering proceeds	$—	—%	$—	—%
Return of capital from borrowings	—	—	—	—
Net investment income	6,032,061	100.0	637,330	100.0
Return of capital (other)	—	—	—	—

Distributions on a tax basis:	$6,032,061	100.0%	$637,330	100.0%

(1) The Distribution Amount and Percentage reflected for December 31, 2013 are estimated figures. The actual source of distributions for the fiscal year ending 2013 will be calculated in connection with the Company’s year-end procedures.

For federal income tax purposes, the cost of portfolio investments owned at December 31, 2013 and 2012 was $137,344,332 and $36,595,644, respectively. For the year ended December 31, 2013, gross unrealized appreciation and depreciation for federal income tax purposes were $1,379,930 and $922,725, respectively, resulting in net unrealized appreciation of $457,205. For the year ended December 31, 2012, gross unrealized appreciation and depreciation for federal income tax purposes were $352,398 and $364,831, respectively, resulting in net unrealized depreciation of $12,433.

At December 31, 2013 and 2012, the components of distributable earnings on a tax basis detailed below differ from the amounts reflected in the Company’s Consolidated Statement of Assets and Liabilities by temporary and other book/tax differences, primarily relating to the tax treatment of dividends payable, defaulted bonds and unamortized upfront fees, as follows:

	As of December 31, 2013	As of December 31, 2012
Undistributed net investment income	$110,912	$196,405
Accumulated capital gains (losses)	—	—
Other temporary differences	3,363	6,727
Capital loss carryover	(138,783)	—
Unrealized appreciation (depreciation)	457,205	(19,160)

Components of tax distributable earnings at year end	$432,697	$183,972

Segments

The Company invests in various industries. The Company separately evaluates the performance of each of its investment relationships. However, because each of these investment relationships has similar business and economic characteristics, they have been aggregated into a single investment segment. All applicable segment disclosures are included in or can be derived from the Company’s consolidated financial statements. See Note 3 for further information.

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

The value of the Company’s investments in loans and bonds may be detrimentally affected to the extent, among other things, that a borrower defaults on its obligations, there is insufficient collateral and/or there are extensive legal and other costs incurred in collecting on a defaulted loan, observable secondary or primary market yields for similar instruments issued by comparable companies increase materially or risk premiums required in the market between smaller companies, such as the Company’s borrowers, and those for which market yields are observable increase materially. SIC Advisors may attempt to minimize these risks by maintaining low loan-to-liquidation values with each loan and the collateral underlying the loan.

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

Note 3. Investments

The following table shows the composition of the Company’s portfolio investments by industry classification at fair value at December 31, 2013:

	Fair Value	Percentage
Oil and Gas	$18,862,779	13.7%
Telecommunications	17,073,865	12.4%
Retail Stores	16,995,844	12.3%
Electronics	13,996,099	10.2%
Healthcare, Education, and Childcare	12,307,691	8.9%
Chemicals, Plastics, and Rubber	9,810,000	7.1%
Personal and Nondurable Consumer Products (Manufacturing Only)	9,154,092	6.7%
Finance	6,808,098	4.9%
Automobile	6,119,250	4.4%
Beverage, Food, and Tobacco	5,755,736	4.2%
Cargo Transport	5,677,727	4.1%
Hotels, Motels, Inns, and Gaming	3,056,250	2.2%
Diversified/Conglomerate Service	2,511,528	1.8%
Mining, Steel, Iron, and Nonprecious Metals	2,396,489	1.7%
Broadcasting and Entertainment	2,300,535	1.7%
Aerospace and Defense	2,016,472	1.5%
Leisure, Amusement, Motion Pictures, and Entertainment	2,007,080	1.5%
Grocery	952,002	0.7%

Total	$137,801,537	100.0%

See Note 5 for industry classifications of the underlying TRS reference assets as of December 31, 2013.

The following table shows the composition of the Company’s portfolio investments by industry classification at fair value at December 31, 2012:

	Fair Value	Percentage
Telecommunications	3,241,338	10.5%
Restaurant & Franchise	3,220,943	10.4%
Mining, Steel, Iron, and Nonprecious Metals	3,139,624	10.3%
Oil and Gas	2,994,449	9.8%
Automobile	2,923,700	9.6%
Retail Stores	1,508,330	4.9%
Business Services	1,495,145	4.9%
Machinery (Nonagriculture, Nonconstruction, Nonelectric)	1,364,001	4.5%
Chemicals	1,285,207	4.2%
Retail	1,179,375	3.9%
Personal and Nondurable Consumer Products (Manufacturing Only)	1,176,009	3.8%
Healthcare, Education, and Childcare	1,062,500	3.5%
Gaming	1,045,312	3.4%
Industrial	1,029,400	3.4%
Energy	1,010,000	3.3%
Software	985,343	3.2%
Grocery	964,535	3.2%
Aerospace & Defense	505,000	1.7%
Electronics	450,000	1.5%

Total	$30,580,211	100.0%

The following table summarizes the amortized cost and the fair value of the Company’s portfolio investments as of December 31, 2013:

	Amortized Cost	Percentage	Fair Value	Percentage
Senior secured first lien term loans	$28,617,156	20.9	$28,583,326	20.8%
Senior secured first lien notes	47,352,921	34.5	47,427,311	34.4
Senior secured second lien term loans	56,224,549	40.9	56,481,247	41.0
Senior secured second lien notes	5,108,477	3.7	5,254,676	3.8
Warrants/Equity	29,173	—	54,977	—

Total	$137,332,276	100.0%	$137,801,537	100.0%

The following table summarizes the amortized cost and the fair value of the Company’s portfolio in debt and equity investments as of December 31, 2012:

	Amortized Cost	Percentage	Fair Value	Percentage
Senior secured first lien term loans	$1,962,630	6.4%	$1,962,630	6.4%
Senior secured second lien term loans	2,903,898	9.5	2,928,247	9.6
Senior secured notes	25,712,669	84.0	25,674,219	84.0
Warrants/Equity	20,152	0.1	15,115	0.0

Total	$30,599,349	100.0%	$30,580,211	100.0%

The following table shows the composition of the Company’s portfolio investments by geography classification at fair value at December 31, 2013:

Geography	Fair Value	Percentage
United States	$135,116,448	98.1%
Canada	2,685,089	1.9

Total	$137,801,537	100.0%

The following table shows the composition of the Company’s portfolio investments by geography classification at fair value at December 31, 2012:

Geography	Fair Value	Percentage
United States	$29,544,647	96.6%
Mexico	1,035,564	3.4

Total	$30,580,211	100.0%

Opportunities for co-investments may arise when SIC Advisors or an affiliated adviser becomes aware of investment opportunities that may be appropriate for the Company and other clients, or affiliated funds. As a BDC, the Company was substantially limited in its ability to co-invest in privately negotiated transactions with affiliated funds until it obtained an exemptive order from the SEC on November 25, 2013 (the “Exemptive Order”). The Exemptive Order permits the Company to participate in negotiated co-investment transactions with certain affiliates, each of whose investment adviser is Medley, LLC, the parent company of Medley Capital LLC and SIC Advisors, or an investment adviser controlled by Medley, LLC in a manner consistent with its investment objective, strategies and restrictions, as well as regulatory requirements and other pertinent factors. Co-investment under the Exemptive Order is subject to certain conditions therein, including the condition that, in the case of each co-investment transaction, the Company’s board of directors determines that it would be advantageous for the Company to co-invest in a manner described in the Exemptive Order. Before receiving the Exemptive Order, the Company only participated in co-investments that were allowed under existing regulatory guidance, such as syndicated loan transactions where price was the only negotiated term, which limited the types of investments that the Company could make. Please refer to footnote 3 to the Schedule of Investments as of December 31, 2013 for disclosures regarding securities also held by affiliated funds.

Note 4. Fair Value Measurements

The Company follows ASC 820 for measuring the fair value of portfolio investments. Fair value is the price that would be received in the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Where available, fair value is based on observable market prices or parameters, or derived from such prices or parameters. Where observable prices or inputs are not available, valuation models are applied. These valuation models involve some level of management estimation and judgment, the degree of which is dependent on the price transparency for the instruments or market and the instruments’ complexity. The Company’s fair value analysis includes an analysis of the value of any unfunded loan commitments. Financial investments recorded at fair value in the consolidated financial statements are categorized for disclosure purposes based upon the level of judgment associated with the inputs used to measure their value. The valuation hierarchical levels are based upon the transparency of the inputs to the valuation of the investment as of the measurement date. The three levels are defined as follows:

•	Level 1—Valuations based on quoted prices in active markets for identical assets or liabilities at the measurement date.

•

Level 2—Valuations based on inputs other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable at the measurement date. This category includes quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in non-active markets including actionable bids from third parties for privately held assets or liabilities, and observable inputs other than quoted prices such as yield curves and forward currency rates that are entered directly into valuation models to determine the value of derivatives or other assets or liabilities.

•

Level 3—Valuations based on inputs that are unobservable and where there is little, if any, market activity at the measurement date. The inputs for the determination of fair value may require significant management judgment or estimation and is based upon management’s assessment of the assumptions that market participants would use in pricing the assets or liabilities. These investments include debt and equity investments in private companies or assets valued using the market or income approach and may involve pricing models whose inputs require significant judgment or estimation because of the absence of any meaningful current market data for identical or similar investments. The inputs in these valuations may include, but are not limited to, capitalization and discount rates, beta and EBITDA multiples. The information may also include pricing information or broker quotes which include a disclaimer that the broker would not be held to such a price in an actual transaction. The non-binding nature of consensus pricing and/or quotes accompanied by disclaimer would result in classification as Level 3 information, assuming no additional corroborating evidence.

In addition to using the above inputs in investment valuations, the Company employs the valuation policy approved by the board of directors that is consistent with ASC 820 (see Note 2). Consistent with the Company’s valuation policy, the Company evaluates the source of inputs, including any markets in which the Company’s investments are trading, in determining fair value.

The following table presents the fair value measurements of the Company’s total investments, by major class according to the fair value hierarchy, as of December 31, 2013:

Type of Investment	Level 1	Level 2	Level 3	Total
Senior secured first lien term loans	$—	$—	$28,583,326	$28,583,326
Senior secured first lien notes	—	5,509,312	41,917,999	47,427,311
Senior secured second lien term loans	—	—	56,481,247	56,481,247
Senior secured second lien notes	—	—	5,254,676	5,254,676
Warrants/Equity	—	—	54,977	54,977

Total	$—	$5,509,312	$132,292,225	$137,801,537

Derivative Instrument - Long Exposure	Level 1	Level 2	Level 3	Total
Asset
Total return swap with Citibank, N.A.	$—	$—	$351,396	$351,396

The following table presents the fair value measurements of the Company’s portfolio investments, by major class according to the fair value hierarchy, as of December 31, 2012:

	Level 1	Level 2	Level 3	Total
Senior secured first lien term loans	$—	$—	$1,962,630	$1,962,630
Senior secured second lien term loans	—	—	2,928,247	2,928,247
Senior secured notes	—	3,123,021	22,551,198	25,674,219
Warrants/Equity	—	—	15,115	15,115
US Government Treasuries	—	6,003,000	—	6,003,000

Total	$—	$9,126,021	$27,457,190	$36,583,211

The following table provides a reconciliation of the beginning and ending balances for total investments that use Level 3 inputs for the year ended December 31, 2013 based off of fair value hierarchy at December 31, 2013:

	Senior Secured First Lien Notes	Senior Secured Second Lien Notes	Senior Secured First Lien Term Loans	Senior Secured Second Lien Term Loans	Warrants/ Equity	Total Return Swap	Total
Balance, December 31, 2012	$18,214,286	$4,336,912	$1,962,630	$2,928,247	$15,115	$—	$27,457,190
Purchases	32,361,031	8,413,823	28,305,402	57,666,279	9,021	—	126,755,556
Sales	(8,618,478)	(8,218,562)	(1,665,340)	(4,372,805)	—	—	(22,875,185)
Transfers in	—	1,659,221	—	—	—	—	1,659,221
Transfers out	—	(1,508,330)	—	—	—	—	(1,508,330)
Amortization of discount/(premium)	(70,796)	7,674	3,929	5,556	—	—	(53,637)
Paid-in-kind interest income	—	—	580	—	—	—	580
Net realized gains	(306,571)	422,374	9,955	21,621	—	—	147,379
Net change in unrealized appreciation (depreciation)	338,527	141,564	(33,830)	232,349	30,841	351,396	1,060,847

Balance, December 31, 2013	$41,917,999	$5,254,676	$28,583,326	$56,481,247	$54,977	$351,396	$132,643,621

Change in net unrealized appreciation (depreciation) in investments held as of December 31, 2013(1)	$79,617	$90,431	$(33,858)	$221,794	$54,803	$351,396	$764,183

(1)	Amount is included in the related amount on investments and derivative instruments in the condensed consolidated statements of operations.

During the year ended December 31, 2013, the Company recorded $1,508,330 of transfers from Level 3 to Level 2 due to an increase of observable inputs in market data and $1,659,221 in transfers from level 2 to level 3 due to a decrease in observable market data.

The following table provides a reconciliation of the beginning and ending balances for portfolio investments that use Level 3 inputs for the year ended December 31, 2012 based off of fair value hierarchy at December 31, 2012:

	Senior Secured Notes	First Lien Term Loans	Second Lien Term Loans	Warrants/ Equity	Total
Balance, December 31, 2011	$—	$—	$—	$—	$—
Purchases	23,691,208	3,941,316	2,900,000	20,152	30,552,676
Sales	(1,007,500)	(1,983,131)	—	—	(2,990,631)
Amortization of discount/(premium)	(14,224)	(2,030)	3,899	—	(12,355)
Paid-in-kind interest income	—	3,911	—	—	3,911
Net realized gains	22,500	2,565	—	—	25,065
Net change in unrealized appreciation (depreciation)	(140,786)	(1)	24,348	(5,037)	(121,476)

Balance, December 31, 2012	$22,551,198	$1,962,630	$2,928,247	$15,115	27,457,190

During the year ended December 31, 2012, there were no transfers from Level 3 to Level 2 or from Level 2 to Level 3.

The following table presents the quantitative information about level 3 fair value measurements of our total investments, as of December 31, 2013:

	Fair Value	Valuation techniques	Unobservable input	Range (weighted average)
Senior secured first lien term loans	$28,583,326	Market approach	Market yield	5.66% -10.51% (9.52%	)
Senior secured first lien notes	$41,917,999	Market approach	Market yield	7.35% -15.05% (10.22%	)
		Enterprise valuation analysis	Liquidation Proceeds	$189.0M - $222.4M ($205.8M	)
Senior secured second lien term loans	$56,481,247	Market approach	Market yield	8.05% -11.83% (9.65%	)
Senior secured second lien notes	$5,254,676	Market approach	Market yield	7.59% -10.67% (9.23%	)
Warrants/Equity	$54,977	Enterprise valuation analysis	EBITDA multiple	5.00x (5.00x	)
			Liquidation Proceeds	$189.0M - $222.4M ($205.8M	)
Total return swap	$351,396	Market approach	Market yield	5.16% -10.18% (8.49%	)

The following table presents the quantitative information about level 3 fair value measurements of our portfolio investments, as of December 31, 2012:

	Fair Value	Valuation techniques	Unobservable input	Range (weighted average)
Senior secured first lien term loans	$1,962,630	Market approach	Market yield	8.8% - 13.2% (10.8%)
Senior secured second lien term loans	$2,928,247	Market approach	Market yield	8.9% - 13.9% (10.5%)
Senior secured notes	$22,551,198	Market approach	Market yield	4.2% - 15.8% (12.0%)
Warrants/Equity	$15,115	Enterprise valuation analysis	EBITDA multiple	1x

The significant unobservable inputs used in the fair value measurement of the Company’s debt and derivative investments are market yields. Significant increases in market yields would result in significantly lower fair value measurements.

The significant unobservable inputs used in the fair value measurement of the Company’s warrants/equity investments are comparable company EBITDA multiples. Significant decreases in EBITDA multiples in isolation would result in significantly lower fair value measurements.

Note 5. Total Return Swap

On August 27, 2013, the Company, through its wholly-owned financing subsidiary, Arbor Funding LLC (“Arbor”), entered into a total return swap (“TRS”) with Citibank, N.A. (“Citibank”).

The TRS with Citibank enables Arbor, to obtain the economic benefit of the loans underlying the TRS, despite the fact that such loans will not be directly held or otherwise owned by Arbor, in return for an interest-type payment to Citibank. Accordingly, the TRS is analogous to Arbor utilizing leverage to acquire loans and incurring an interest expense to a lender.

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

Pursuant to the terms of the TRS Agreement, and subject to conditions customary for transactions of this nature, Arbor may select a portfolio of loans with a maximum market value (determined at the time each such loan becomes subject to the TRS) of $100,000,000, which is also referred to as the maximum notional amount of the TRS. Each individual loan, and the portfolio of loans taken as a whole, must meet criteria described in the TRS Agreement. Arbor receives from Citibank a periodic payment on set dates that is based upon any coupons, both earned and accrued, generated by the loans underlying the TRS, subject to limitations described in the TRS Agreement as well as any fees associated with the loans included in the portfolio. Arbor pays to Citibank interest at a rate equal to one-month LIBOR + 1.3% per annum. In addition, upon the termination or repayment of any loan subject to the TRS, Arbor either receives from Citibank the appreciation in the value of such loan, or pays to Citibank any depreciation in the value of such loan.

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

Arbor is required to initially cash collateralize a specified percentage of each loan (generally 25% to 35% of the market value of such loan) included under the TRS in accordance with margin requirements described in the TRS Agreement. Arbor has posted $6,706,159 in collateral to Citibank in relation to the TRS which is recorded on the consolidated statements of assets and liabilities as cash collateral on total return swap. Arbor may be required to post additional collateral from time to time as a result of a decline in the mark-to-market value of the portfolio of loans subject to the TRS. The obligations of Arbor under the TRS Agreement are non-recourse to the Company and the Company’s exposure under the TRS Agreement is limited to the value of the Company’s investment in Arbor, which generally equals the value of cash collateral provided by Arbor under the TRS Agreement.

In connection with the TRS, Arbor has made customary representations and warranties and is required to comply with various covenants, reporting requirements and other customary requirements for similar transactions. In addition to customary events of default and termination events included in the form ISDA 2002 Master Agreement, the TRS Agreement contains the following termination events: (a) a failure to satisfy the portfolio criteria for at least 30 days; (b) a failure to post initial cash collateral or additional collateral as required by the TRS Agreement; (c) a default by Arbor or the Company with respect to indebtedness in an amount equal to or greater than the lesser of $10,000,000 and 2% of the Company’s net asset value at such time; (d) a merger of Arbor or the Company meeting certain criteria; (e) the Company or Arbor amending their respective constituent documents to alter their investment strategy in a manner that has or could reasonably be expected to have a material adverse effect; and (f) SIC Advisors ceasing to be the investment manager of Arbor or to have authority to enter into transactions under the TRS Agreement on behalf of Arbor, and not being replaced by an entity reasonably acceptable to Citibank. As of December 31, 2013, the Company did not have any derivatives with contingent features in net liability positions. Therefore, if a trigger event had occurred at December 31, 2013, no amount would have been required to be posted by the Company.

The Company’s maximum derivative risk exposure as of December 31, 2013 is $6,706,159, which is recorded on the consolidated statement of assets and liabilities as cash collateral on total return swap.

The Company’s derivative asset due from Citibank, net of amounts available for offset under a master netting agreement as of December 31, 2013, was $155,317, which is recorded on the consolidated statement of assets and liabilities as receivable due on total return swap. The Company does not offset collateral posted in relation to the TRS with any unrealized appreciation or depreciation outstanding in the consolidated statement of assets and liabilities as of December 31, 2013.

Transactions in total return swap contracts during the year ended December 31, 2013 were $155,317 in realized gains and $351,396 in unrealized gains, which is recorded on the consolidated statement of operations.

The Company only held one derivative position during the year ended December 31, 2013 and the derivative held is subject to a netting arrangement. The following table represents the Company’s gross and net amounts after offset under Master Agreements (“MA”) of the derivative assets and liabilities presented by derivative type net of the related collateral pledged by the Company as of December 31, 2013:

	Gross Derivative Assets Subject to a MA	Derivative Amount Available for Offset	Net Amount Presented in the Consolidated Statement of Assets and Liabilities	Cash Collateral Received	Net Amount of Derivative Assets
Total Return Swap (1)	$351,396	—	$351,396	—	$351,396

(1)

Cash was posted for initial margin requirements for the total return swap as of December 31, 2013 and is reported on the consolidated statement of assets and liabilities as cash collateral on total return swap.

The following represents the volume of the Company’s derivative transactions during the year ended December 31, 2013:

Average notional par amount of contracts	$13,545,525	(1)

(1)	Position was open for four months during the year.

The following is a summary of the underlying TRS reference assets as of December 31, 2013:

Company (3)	Industry	Type of Investment	Coupon Rate	Maturity	Par Amount	Initial Notional (Cost)(4)	Fair Value	Unrealized Appreciation (Depreciation)
AMF Bowling Worldwide, Inc.	Broadcasting and Entertainment	Senior Secured First Lien Term Loan	LIBOR + 7.500%, 1.250% Floor	6/29/2018	2,981,250	$2,966,345	$2,988,703	$22,358
AP Gaming I, LLC	Electronics	Senior Secured First Lien Term Loan	LIBOR + 8.250%, 1.000% Floor(2)	12/18/2020	6,750,000	6,547,500	6,581,250	33,750
El Pollo Loco Inc.	Personal, Food, and Miscellaneous Services	Senior Secured Second Lien Term Loan	LIBOR + 8.500%, 1.000% Floor	4/9/2019	1,500,000	1,485,000	1,507,500	22,500
Fieldwood Energy LLC	Oil and Gas	Senior Secured Second Lien Term Loan	LIBOR + 7.125%, 1.250% Floor	9/30/2020	1,000,000	970,000	1,020,000	50,000
Greenway Medical Technologies, Inc.	Healthcare, Education, and Childcare	Senior Secured First Lien Term Loan	LIBOR + 5.000%, 1.000% Floor	11/2/2020	1,500,000	1,485,000	1,492,500	7,500
Isola USA	Diversified/ Conglomerate Service	Senior Secured First Lien Term Loan	LIBOR + 8.250%, 1.000% Floor	11/23/2018	4,000,000	3,940,000	4,020,000	80,000
Livingston International, Inc.	Diversified/ Conglomerate Manufacturing	Senior Secured Second Lien Term Loan	LIBOR + 7.750%, 1.250% Floor(1)(3)	4/18/2020	1,954,783	1,969,443	1,976,813	7,370
Maxim Crane Works Holdings, Inc.	Diversified/ Conglomerate Service	Senior Secured Second Lien Term Loan	LIBOR + 9.250%, 1.000% Floor(2)	11/26/2018	500,000	492,500	501,250	8,750
McGraw-Hill Companies, Inc.	Healthcare, Education, and Childcare	Senior Secured First Lien Term Loan	LIBOR + 7.750%, 1.250% Floor	3/22/2019	1,994,987	2,024,912	2,029,062	4,150
Mohegan Tribal Gaming Authority	Hotels, Motels, Inns, and Gaming	Senior Secured First Lien Term Loan	LIBOR + 4.500%, 1.000% Floor	11/19/2019	2,000,000	1,980,000	2,028,760	48,760
Polymer Group Inc.	Containers, Packaging, and Glass	Senior Secured First Lien Term Loan	LIBOR + 4.250%, 1.000% Floor(2)	12/13/2019	1,000,000	995,000	1,004,380	9,380

						$24,855,700	$25,150,218	$294,518
Total accrued interest income, net of expenses								56,878

Total unrealized appreciation on total return swap								$351,396

(1)	The investment is not a qualifying asset under the Investment Company Act of 1940, as amended.
(2)	The referenced asset or portion thereof is unsettled as of December 31, 2013.
(3)	All investments are domiciled in the United States except for Livingston International, Inc., which is domiciled in the Canada.
(4)	Represents the initial amount of par on an investment in which the TRS is referenced.

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

Prime Brokerage Agreement

Prior to December 4, 2013 the Company maintained a prime brokerage account and margin borrowing facility (the “Margin Facility”) with Barclays Capital Inc. (“Barclays”) for investment purposes that was based on the fair value of investments held at Barclays as determined by Barclays. The prime brokerage account and margin borrowing facility was closed on December 4, 2013 and, as of December 31, 2013 had no balance.

Revolving Credit Facility

On December 4, 2013, the Company entered into a three-year senior secured syndicated revolving credit facility with a one-year term out period (the “ING Facility”) pursuant to a Senior Secured Revolving Credit Agreement (the “Revolving Credit Agreement”) with certain lenders party thereto from time to time and ING Capital LLC, as administrative agent. The ING Facility matures on December 4, 2017 and is secured by substantially all of the Company’s assets, subject to certain exclusions as further set forth in a Guarantee, Pledge and Security Agreement (the “Security Agreement”) entered into in connection with the Revolving Credit Agreement, among the Company, the Subsidiary Guarantors party thereto, ING Capital LLC, as Administrative Agent, each Financial Agent and Designated Indebtedness Holder party thereto and ING Capital LLC, as Collateral Agent. The ING Facility also includes usual and customary representations, covenants and events of default for senior secured revolving credit facilities of this nature.

The ING Facility allows for the Company, at its option, to borrow money at a rate of either (i) an alternate base rate plus 2.50% per annum or (ii) LIBOR plus 3.50% per annum. The interest rate margins are subject to certain step-downs upon the satisfaction of certain conditions described in the Revolving Credit Agreement. The alternate base rate will be the greatest of (i) the U.S. Prime Rate set forth in the Wall Street Journal, (ii) the federal funds effective rate plus 1/2 of 1%, and (iii) three month LIBOR plus 1%. The initial commitment under the ING Facility is $50,000,000, and the ING Facility includes an accordion feature that allows for potential future expansion of the ING Facility up to a total of $100,000,000. Availability of loans under the ING Facility is linked to the valuation of the collateral pursuant to a borrowing base mechanism.

The Company is also required to pay a commitment fee to the lenders based on the daily unused portion of the aggregate commitments under the ING Facility. The commitment fee is (x) 0.50% for the initial six month period commencing on the closing date and (y) thereafter, 1% of the aggregate unused commitments if the used portion of the aggregate commitments is less than or equal to 35% of the aggregate commitments, or 0.50% if the used portion of the aggregate commitments is greater than 35% of the aggregate commitments. The ING Facility provides that the Company may use the proceeds of the facility for general corporate purposes, including making investments in accordance with the Company’s investment objective and strategy.

Borrowings under the Revolving Credit Agreement are subject to, among other things, a minimum borrowing base. Substantially all of the Company’s assets are pledged as collateral under the Revolving Credit Agreement. The ING Facility requires the Company to, among other things (i) make representations and warranties regarding the collateral as well the Company’s business and operations, (ii) agree to certain indemnification obligations, and (iii) agree to comply with various affirmative and negative covenants. The documents for the Revolving Credit Agreement also include default provisions, such as the failure to make timely payments under the Revolving Credit Agreement, the occurrence of a change in control, and the failure by the Company to materially perform under the operative agreements governing the Revolving Credit Agreement, which, if not complied with, could accelerate repayment under the Revolving Credit Agreement, thereby materially and adversely affecting the Company’s liquidity, financial condition and results of operations.

In connection with the security interest established under the Security Agreement, the Company, ING Capital LLC, in its capacity as collateral agent, and State Street Bank and Trust Company, in its capacity as the Company’s custodian, entered into a Control Agreement dated as of December 4, 2013 (the “Control Agreement”), in order to, among other things, perfect the security interest granted pursuant to the Security Agreement in, and provide for control over, the related collateral.

As of December 31, 2013, the carrying amount of the Company’s borrowings under the ING Facility approximated the fair value of our debt obligation. The fair value of the Company’s debt obligation is determined in accordance with ASC 820, which defines fair value in terms of the price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The fair value of the Company’s borrowing under the ING Facility is estimated based upon market interest rates of the Company’s borrowing or entities with similar credit risk, adjusted for nonperformance risk, if any. At December 31, 2013, the ING Facility would be deemed to be level 3, as defined in Note 4.

As of December 31, 2013, $1,150,139 of financing costs related to the ING Facility have been capitalized and are being amortized over the respective terms. For the year ended December 31, 2013, the Company recorded $215,059 of interest and financing expenses related to the ING Facility, of which $179,505 was attributable to interest and $35,554 was attributable to amortization of deferred financing costs. As of December 31, 2013, the Company’s outstanding borrowings under the ING facility was $16,000,000. For the year ended December 31, 2013, our weighted average outstanding debt balance and interest rate on the ING Facility was $1,008,219 and 0.20%, respectively.

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

The base management fee is calculated at an annual rate of 1.75% of the Company’s gross assets payable quarterly in arrears. For purposes of calculating the base management fee, the term “gross assets” includes any assets acquired with the proceeds of leverage. “Gross assets” also includes any cash collateral posted with respect to the TRS, adjusted for realized and unrealized appreciation. For the first quarter of the Company’s operations, the base management fee was calculated based on the initial value of the Company’s gross assets. Subsequently, the base management fee is calculated based on the gross assets at the end of each completed calendar quarter. Base management fees for any partial quarter are appropriately prorated. For the years ended December 31, 2013 and 2012, the Company recorded an expense for base management fees of $1,906,386 and $319,530, of which $814,655 and $171,317 were payable at December 31, 2013 and 2012, respectively.

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

For the year ended December 31, 2013, the provisional capital gains incentive fee payable to SIC Advisors was $182,989. For the year ended December 31, 2012, the provisional capital gains incentive fee payable to SIC Advisors was $628.

Under the terms of the IAA, SIC Advisors bears all organization and offering expenses, as defined in the IAA, on behalf of the Company. Upon such time that the Company has either raised $300,000,000 in gross proceeds in connection with the sale of shares of its common stock or the offering period has expired, SIC Advisors shall no longer be obligated to bear, pay or otherwise be responsible for any ongoing organization and offering expenses on behalf of the Company, and the Company will be responsible for paying or otherwise incurring all such organization and offering expenses.

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

For the year ended December 31, 2013 and for the period from June 13, 2011 (inception) through December 31, 2012, SIC Advisors incurred organizational and offering costs of $1,066,517 and $2,984,676,

respectively. Of the total $4,051,193 organizational and offering costs incurred from inception through December 31, 2013, $1,784,559 and $272,205 were reimbursed to SIC Advisors during the year ended December 31, 2013 and 2012, respectively. Of the $1,761,943 reimbursed to SIC Advisors during the year ended December 31, 2013, $1,739,327 relates to expense reimbursements incurred during the year and of which, $33,311 has been accrued and is reflected in the consolidated statements of assets and liabilities as due to affiliate. The Company incurred $328,132 relating to expense reimbursements to SIC Advisors during the year ended December 31, 2012, of which, $55,927 has been accrued and is reflected in the consolidated statements of assets and liabilities as due to affiliate and $272,205 was reimbursed to SIC Advisors. The remaining unreimbursed amount will be eligible for reimbursement to the extent the Company receives subscriptions until April 16, 2014, which is the currently scheduled date that the offering period ends, unless it is extended. Organizational and offering expenses paid for by SIC Advisors and reimbursed by the Company will be expensed on the Company’s consolidated statements of operations.

Administration Agreement

On April 5, 2012, the Company entered into an administration agreement with Medley Capital LLC, pursuant to which Medley Capital LLC furnishes the Company with administrative services necessary to conduct its day-to-day operations. Medley Capital LLC is reimbursed for administrative expenses it incurs on the Company’s behalf in performing its obligations. Such costs are reasonably allocated to the Company on the basis of assets, revenues, time records or other reasonable methods. The Company does not reimburse Medley Capital LLC for any services for which it receives a separate fee or for rent, depreciation, utilities, capital equipment or other administrative items allocated to a controlling person of Medley Capital LLC. Medley Capital LLC is an affiliate of SIC Advisors. For the year ended December 31, 2013, the Company recorded an expense of $592,585, relating to administrator expenses. For the year ended December 31, 2012, the Company recorded an expense of $375,677, relating to administrator expenses.

Expense Support and Reimbursement Agreement

On June 29, 2012, the Company entered into an Expense Support and Reimbursement Agreement (the “Expense Support Agreement”) with SIC Advisors. Pursuant to the Expense Support Agreement, SIC Advisors has agreed to reimburse the Company for operating expenses in an amount equal to the difference between distributions paid to the Company’s stockholders in each month, less the sum of the Company’s net investment income, the Company’s net realized capital gains and dividends paid to the Company from its portfolio companies during such period (“Expense Support Reimbursement”). To the extent that no dividends or other distributions are paid to the Company’s stockholders in any given month, then the Expense Support Reimbursement for such month shall be equal to such amount necessary in order for Available Operating Funds for the month to equal zero. The terms of the Expense Support Agreement commenced as of the date that the Company’s registration statement was declared effective by the SEC and continued monthly thereafter until December 31, 2012. Subsequently, the Company’s board of directors approved amendments to the Expense Support Agreement that extended the term from December 31, 2012 to June 30, 2014.

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

For the year ended December 31, 2013, the Company recorded Expense Support Reimbursements of $3,939,251, on the consolidated statements of operations, which includes $125,000 that SIC Advisors elected to reimburse on June 27, 2013 related to expenses from prior periods. Repayments of amounts paid by SIC Advisors to the Company under the Expense Support Agreement will be accrued as they become probable and estimable. For the year ended December 31, 2012, the Company recorded expense reimbursements of $1,465,910 on the consolidated statements of operations. As of December 31, 2013, the Company recorded $2,592,989 in its consolidated statements of assets and liabilities as due from affiliate relating to the Expense Support and Reimbursement Agreement. From inception through December 31, 2013, the Company did not record any reimbursement to SIC Advisors for Expense Support Reimbursements.

The following table provides information regarding liabilities incurred by SIC Advisors pursuant to the Expense Support Agreement as well as other information relating to the Company’s ability to reimburse SIC Advisors for such payments:

Quarter Ended	Amount of Expense Payment Obligation	Operating Expense Ratio (1)	Annualized Distribution Rate (2)	Eligible to be Repaid Through
June 30, 2012	$454,874	6.13%	8.00%	June 30, 2015
September 30, 2012	437,303	4.05%	8.00%	September 30, 2015
December 31, 2012	573,733	3.91%	8.00%	December 31, 2015
March 31, 2013	685,404	1.71%	8.00%	March 31, 2016
June 30, 2013	732,425	1.00%	7.84%	June 30, 2016
September 30, 2013	1,277,853	0.83%	7.84%	September 30, 2016
December 31, 2013	1,243,569	0.45%	7.84%	December 31, 2016

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

Due from affiliate relates to amounts due from SIC Advisors pursuant to the Expense Support Agreement as discussed in Note 7.

Due to affiliate relates to reimbursements of organizational and offering expenses pursuant to the IAA paid to SIC Advisors as discussed in Note 7.

An affiliate of the Company’s dealer manager has an ownership interest in SIC Advisors.

Note 9. Directors Fees

The Company’s independent directors receive an annual retainer fee of $30,000 and further receive a fee of $2,500 ($1,000 for telephonic attendance) for each regularly scheduled board meeting and a fee of $1,000 for each special board meeting and all committee meetings as well as reimbursement of reasonable and documented out-of-pocket expenses incurred in connection with attending each board or committee meeting. In addition, the chairman of the audit committee receives an annual retainer of $10,000, while the chairman of any other committee receives an annual retainer of $2,500. For the years ended December 31, 2013 and 2012, the Company recorded directors’ fees expenses of $154,084 and $146,861, respectively, of which $0 and $40,081 was payable at December 31, 2013 and 2012, respectively.

Note 10. Earnings Per Share

In accordance with the provisions of ASC Topic 260—Earnings per Share (“ASC 260”), basic earnings per share is computed by dividing earnings available to common shareholders by the weighted average number of shares outstanding during the period. Other potentially dilutive common shares, and the related impact to earnings, are considered when calculating earnings per share on a diluted basis.

The following table sets forth the computation of the weighted average basic and diluted net increase in net assets per share from operations for the years ended December 31, 2013 and 2012:

	For the years ended December 31,
Basic and diluted	2013	2012
Net increase/(decrease) in net assets from operations	$6,280,786	$493,170
Weighted average common shares outstanding	7,426,660	1,031,621
Earnings per common share-basic and diluted	$0.85	$0.48

Note 11. Commitments and Contingencies

The Company’s investment portfolio may contain debt investments that are in the form of lines of credit and unfunded delayed draw commitments, which require the Company to provide funding when requested by portfolio companies in accordance with the terms of the underlying loan agreements. As of December 31, 2013 and 2012, the Company had no unfunded commitments.

Note 12. Distributions and Share Repurchase Plan Distributions

Dividends and distributions to common stockholders are recorded on the ex-dividend date. The amount to be paid out as a dividend is determined by the Company’s board of directors.

The Company has adopted an “opt in” distribution reinvestment plan (“DRIP”) pursuant to which the Company’s common stockholders may elect to have the full amount of any cash distributions reinvested in additional shares of the Company’s common stock. As a result, if the Company declares a cash dividend or other distribution, each stockholder that has “opted in” to the Company’s reinvestment plan will have their distributions automatically reinvested in additional shares of the Company’s common stock rather than receiving cash distributions. Stockholders who receive distributions in the form of shares of common stock will be subject to the same federal, state and local tax consequences as if they received cash distributions. For the year ended December 31, 2013, the Company distributed a total of $6,032,061, of which, $3,915,000 was in cash and $2,117,061 was in the form of common shares associated with the DRIP. For the year ended December 31, 2012, the Company distributed a total of $637,330, of which, $557,132 was in cash and $80,198 was in the form of common shares associated with the DRIP.

The following table reflects the cash distributions per share that the Company declared or paid to its stockholders since it commenced operations in April 2012. Stockholders of record as of each respective record date were entitled to receive the distribution.

Record Date	Payment Date	Amount per share
July 13 and 31, 2012	August 1, 2012	$0.03333
August 15 and 31, 2012	September 4, 2012	0.03333
September 14 and 28, 2012	October 1, 2012	0.03333
October 15 and 30, 2012	October 31, 2012	0.03333
November 15 and 29, 2012	November 30, 2012	0.03333
December 14 and 28, 2012	December 31, 2012	0.03333
January 15 and 31, 2013	January 31, 2013	0.03333
February 15 and 28, 2013	February 28, 2013	0.03333
March 15 and 29, 2013	March 29, 2013	0.03333
April 15 and 30, 2013	April 30, 2013	0.03333
May 15 and 31, 2013	May 31, 2013	0.03333
June 14 and 28, 2013	June 28, 2013	0.03333
July 15 and 31, 2013	July 31, 2013	0.03333
August 15 and 30, 2013	August 30, 2013	0.03333
September 13 and 30, 2013	September 30, 2013	0.03333
October 15 and 31, 2013	October 31, 2013	0.03333
November 15 and 29, 2013	November 29, 2013	0.03333
December 13 and 31, 2013	December 31, 2013	0.03333
January 15 and 31, 2014	January 31, 2014	0.03333
February 14 and 28, 2014	February 28, 2014	0.03333
March 14 and 31, 2014	March 31, 2014	0.03333
April 15 and 30, 2014	April 30, 2014	0.03333
May 15 and 30, 2014	May 30, 2014	0.03333
June 13 and 30, 2014	June 30, 2014	0.03333

The Company’s distributions may be funded from offering proceeds or borrowings, which may constitute a return of capital and reduce the amount of capital available to the Company for investment. Any capital returned to stockholders through distributions will be distributed after payment of fees and expenses.

The Company’s previous distributions to stockholders were funded from temporary Expense Support Reimbursements that are subject to repayment to SIC Advisors. These distributions were not based on our investment performance and may not continue in the future. If SIC Advisors had not agreed to make Expense Support Reimbursements, these distributions would have come from paid in capital. The reimbursement of these payments owed to SIC Advisors will reduce the future distributions to which stockholders would otherwise be entitled.

The determination of the tax attributes (i.e., paid from ordinary income, paid from net capital gains on the sale of securities, and/or a return of paid-in-capital surplus which is a nontaxable distribution) of distributions is made annually as of the end of the Company’s fiscal year based upon its taxable income for the full year and distributions paid for the full year.

Share Repurchase Program

In June 2013, the Company commenced a share repurchase program pursuant to which it intends to conduct quarterly share repurchases, of up to 2.5% of the weighted average number of outstanding shares in any 3-month period or 10% of the weighted average number of outstanding shares in any 12-month period. The purpose of the share repurchase program is to allow stockholders to sell their shares back to the Company at a price equal to the most recently disclosed net asset value per share of the Company’s common stock immediately prior to the date of repurchase. Shares will be purchased from stockholders participating in the program on a pro rata basis. Unless the Company’s board of directors determines otherwise, the number of shares to be repurchased during any calendar year will be limited to the proceeds received in association with the sale of shares of common stock under the distribution reinvestment plan.

On June 4, 2013, the Company offered to repurchase up to 16,652 shares at a price per share of $9.18, which represented the Company’s net asset value per share as of March 31, 2013. No stockholders elected to participate in this quarterly repurchase, and the Company did not purchase any shares.

On August 8, 2013, the Company offered to repurchase up to 32,627 shares at a price per share of $9.13, which represented the Company’s net asset value per share as of June 30, 2013. On September 27, 2013, the Company repurchased 3,642 shares.

On November 7, 2013, the Company offered to repurchase up to 60,966 shares at a price per share of $9.14, which represented the Company’s net asset value per share as of September 30, 2013. On December 19, 2013, the Company repurchased 5,826 shares.

Note 13. Financial Highlights

The following is a schedule of financial highlights of the Company for the year/period ended December 31, 2013 and 2012:

	For the Year Ended December 31, 2013	For the Period from April 17, 2012 (commencement of operations) through December 31, 2012
Per Share Data:(1)
Net asset value at beginning of period	$8.96	$9.03
Net investment income/(loss)	0.72	0.33
Net realized gains/(losses) on investments and total return swap	0.01	0.01
Net unrealized appreciation/(depreciation) on investments and total return swap	0.12	(0.01)

Net increase/(decrease) in net assets	0.85	0.33
Distributions declared from net investment income(2)	(0.80)	(0.39)
Distributions from net realized capital gains	—	(0.01)

Total distributions to stockholders	(0.80)	(0.40)
Issuance of common stock above net asset value(6)	0.17	—
Net asset value at end of period	9.18	8.96
Total return based on net asset value(3)(4)	11.75%	3.35%
Portfolio turnover rate	51.30%	18.86%
Shares outstanding at end of period	16,663,500	2,300,573
Net assets at end of period	153,002,273	20,622,982
Ratio/Supplemental Data:
Ratio of net investment income/(loss) to average net assets(4)	7.56%	5.64	%(5)
Ratio of net expenses (including incentive fees) to average net assets(4)	3.77%	8.58	%(5)
Ratio of incentive fees to average net assets	0.26%	0.01	%(5)
Supplemental data:
Ratio of operating expenses to average net assets	3.59%	24.90	%(5)
Ratio of interest and financing related expenses to average net assets	0.26%	0.55	%(5)

(1)	The per share data was derived by using the weighted average shares outstanding during the year/period ended December 31, 2013 and 2012, which were 7,426,660 and 1,452,160, respectively.
(2)	The per share data for distributions is the actual amount of paid distributions per share during the period.
(3)	Total annual returns are historical and assume reinvestments of all dividends and distributions at prices obtained under the Company’s dividend reinvestment plan, and no sales charge.
(4)	Total returns, ratios of net investment income/(loss), and ratios of net expenses to average net assets for the year/period ended December 31, 2013 and 2012 prior to the effect of the Expense Support and Reimbursement Agreement were as follows: total return 8.88% and (4.00%), ratio of net investment income/(loss): 2.04% and (12.01%) and ratio of net expenses to average net assets: 9.61% and 27.22%, respectively.
(5)	Annualized. The period from June 10, 2011 (inception) to April 16, 2012 is not presented as the Company had not commenced operations.
(6)	Shares issued under the DRIP (see Note 12) as well as the continuous issuance of shares of common stock may cause on incremental increase/decrease in net asset value per share due to the effect of issuing shares at amounts that differ from the prevailing net asset value at each issuance.

Note 14. Selected Quarterly Financial Data (unaudited)

	Quarter Ended
	December 31, 2013	September 30, 2013	June 30, 2013	March 31, 2013
Total Investment Income	$3,393,010	$2,029,631	$1,526,284	$1,058,077
Total Investment Income per Common Share	0.25	0.26	0.30	0.33
Net Investment Income	2,029,585	1,625,608	1,154,119	534,233
Net Investment Income per Common Share	0.15	0.21	0.22	0.17
Net Realized and Unrealized Gain (Loss)	925,855	(181,452)	(664,116)	856,954
Net Realized and Unrealized Gain (Loss) per Common Share	0.07	(0.02)	(0.13)	0.27
Net Increase (Decrease) in Net Assets Resulting from Operations	2,955,440	1,444,156	490,003	1,391,187
Basic and Diluted Earnings (Loss) per Common Share	0.22	0.18	0.09	0.43
Net Asset Value per Common Share at End of Quarter	9.18	9.14	9.13	9.18

	For the Period from April 17, 2012 (commencement of operations) to December 31, 2012
Total Investment Income	$1,235,116
Total Investment Income per Common Share	1.20
Net Investment Income	490,032
Net Investment Income per Common Share	0.48
Net Realized and Unrealized Gain (Loss)	3,138
Net Realized and Unrealized Gain (Loss) per Common Share	0.00	*
Net Increase (Decrease) in Net Assets Resulting from Operations	493,170
Basic and Diluted Earnings (Loss) per Common Share	0.48
Net Asset Value per Common Share at End of Quarter	8.96

*	Rounds to less than $0.01 per share

Note 15. Subsequent Events

Management has evaluated subsequent events through the date of issuance of the consolidated financial statements included herein. There have been no subsequent events that occurred during such period that would require disclosure in this Form 10-K or would be required to be recognized in the consolidated financial statements as of and for the year ended December 31, 2013, except as disclosed below.

The Company issued common shares and received gross proceeds of approximately $58.2 million subsequent to December 31, 2013.

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

Change In Internal Control Over Financial Reporting

No change occurred in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the year ended December 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by Item 10 is hereby incorporated by reference from our definitive Proxy statement relating to our 2014 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of our fiscal year.

Item 11.	Executive Compensation

The information required by Item 11 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2014 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of our fiscal year.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2014 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of our fiscal year.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by Item 13 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2014 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of our fiscal year.

Item 14.	Principal Accountant Fees and Services

The information required by Item 14 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2014 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of our fiscal year.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

a.	The following documents are filed as part of this Annual Report:

The following consolidated financial statements are set forth in Item 8:

Page
Management’s Report on Internal Control Over Financial Reporting	F-1
Report of Independent Registered Public Accounting Firm	F-2
Consolidated Statements of Assets and Liabilities as of December 31, 2013 and 2012	F-3
Consolidated Statements of Operations for the years ended December 31, 2013 and 2012 and for the period from June 13, 2011 (date of inception) to December 31, 2011	F-4
Consolidated Statements of Changes in Net Assets for the years ended December 31, 2013 and 2012 and for the period from June 13, 2011 (date of inception) to December 31, 2011	F-5
Consolidated Statements of Cash Flows for the years ended December 31, 2013 and 2012 and for the period from June 13, 2011 (date of inception) to December 31, 2011	F-6
Consolidated Schedule of Investments as of December 31, 2013 and 2012	F-7
Notes to Consolidated Financial Statements	F-15

b.	Exhibits

The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC:

24	Power of Attorney (included on the signature page hereto)

31.1	Certification by Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: March 13, 2014	Sierra Income Corporation.

	By	/s/ Seth Taube
Seth Taube Chief Executive Officer (Principal Executive Officer)

	By	/s/ Richard T. Allorto, Jr.
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

Signature	Title	Date

/s/ Seth Taube	Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)	March 13, 2014

/s/ Richard T. Allorto, Jr.	Chief Financial Officer (Principal Financial and Accounting Officer)	March 13, 2014

/s/ Brook Taube	Director	March 13, 2014

/s/ Spencer Neumann	Director	March 13, 2014

/s/ Valerie Lancaster Beal	Director	March 13, 2014

/s/ Steve Byers	Director	March 13, 2014