Form 10-Q
period 2014-03-31
Sierra Income Corp
filed 2014-05-08
CIK 1523526

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2014

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

As of May 8, 2014, the Registrant had 27,800,093 shares of common stock, $0.001 par value, outstanding.

Sierra Income Corporation

Consolidated Statements of Assets and Liabilities

	As of
	March 31, 2014	December 31, 2013
	(unaudited)
ASSETS
Non-controlled/non-affiliated investments, at fair value (amortized cost of $215,577,555 and $137,332,276, respectively)	$215,845,732	$137,801,537
Cash collateral on total return swap (Note 5)	20,221,331	6,706,159
Cash	11,427,035	34,939,948
Unsettled trades receivable	6,410,625	496,250
Due from affiliate (Note 7)	2,939,318	2,592,989
Interest receivable	1,791,916	1,989,128
Deferred financing costs	1,431,331	1,150,139
Unrealized appreciation on total return swap (Note 5)	798,417	351,396
Receivable due on total return swap (Note 5)	298,557	155,317
Prepaid expenses and other assets	40,601	23,975

Total assets	$261,204,863	$186,206,838

LIABILITIES
Revolving credit facility payable	$25,000,000	$16,000,000
Unsettled trades payable	6,046,961	15,492,500
Management fee	1,142,771	814,655
Accounts payable and accrued expenses	556,274	495,893
Provisional incentive fee	295,480	182,989
Administrator fees	228,216	152,162
Interest payable	47,456	33,055
Directors fees	31,589	—
Due to affiliate	26,607	33,311

Total liabilities	$33,375,354	$33,204,565

Commitments (Note 11)
NET ASSETS
Common shares, par value $.001 per share, 250,000,000 common shares authorized, 24,767,652 and 16,663,500 common shares issued and outstanding, respectively	$24,768	$16,664
Capital in excess of par value	227,126,107	152,552,912
Distribution in excess of net realized gain/(loss) from investments and total return swap	(138,783)	(138,783)
Distributions in excess of net investment income	(249,177)	(249,177)
Net unrealized appreciation on investments and total return swap	1,066,594	820,657

Total net assets	227,829,509	153,002,273

Total liabilities and net assets	$261,204,863	$186,206,838

NET ASSET VALUE PER SHARE	$9.20	$9.18

See accompanying notes to the consolidated financial statements.

Sierra Income Corporation

Consolidated Statements of Operations

	For the three months ended March 31,
	2014	2013
	(unaudited)	(unaudited)
INVESTMENT INCOME
Interest from non-controlled/non-affiliated investments	$3,757,861	$992,525
Other fee income	834,649	64,710
Paid-in-kind interest income	3,704	580
Interest from cash	—	262

Total investment income	4,596,214	1,058,077

EXPENSES
Base management fee	1,142,771	245,499
Organizational and offering costs reimbursed to SIC Advisors (Note 7)	983,785	178,167
General and administrative expenses	465,527	131,170
Professional fees	255,328	295,276
Administrator expenses	228,216	138,090
Interest and financing expenses	163,401	28,645
Provisional incentive fee	112,491	148,636
Directors fees	41,189	43,765
Insurance expenses	24,327	—

Total gross expenses	3,417,035	1,209,248
Expense support reimbursement (Note 7)	(1,313,470)	(685,404)

Net expenses	2,103,565	523,844

NET INVESTMENT INCOME	2,492,649	534,233

Net realized gain from investments	1,270,253	110,635
Net realized gain on total return swap (Note 5)	438,709	—
Net change in unrealized appreciation/(depreciation) on investments	(201,084)	746,319
Net change in unrealized appreciation/(depreciation) on total return swap (Note 5)	447,021	—

Net gain on investments and total return swap	1,954,899	856,954

NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS	$4,447,548	$1,391,187

WEIGHTED AVERAGE — BASIC AND DILUTED EARNINGS PER COMMON SHARE	$0.22	$0.43
WEIGHTED AVERAGE — BASIC AND DILUTED NET INVESTMENT INCOME PER COMMON SHARE	$0.12	$0.17
WEIGHTED AVERAGE COMMON STOCK OUTSTANDING — BASIC AND DILUTED (Note 10)	20,369,602	3,226,281
DIVIDENDS DECLARED PER COMMON SHARE	$0.20	$0.20

See accompanying notes to the consolidated financial statements.

Sierra Income Corporation

Consolidated Statements of Changes in Net Assets

	For the three months ended March 31,
	2014	2013
	(unaudited)	(unaudited)
INCREASE FROM OPERATIONS
Net investment income	$2,492,649	$534,233
Net realized gain on investments	1,270,253	110,635
Net realized gain on total return swap (Note 5)	438,709	—
Net change in unrealized appreciation/(depreciation) on investments	(201,084)	746,319
Net change in unrealized appreciation/(depreciation) on total return swap (Note 5)	447,021	—

Net increase in net assets resulting from operations	4,447,548	1,391,187

SHAREHOLDER DISTRIBUTIONS
Distributions from net realized gains	(1,708,962)	(110,635)
Distributions from net investment income (Note 2)	(2,492,649)	(534,233)

Net decrease in net assets from shareholder distributions	(4,201,611)	(644,868)

COMMON SHARE TRANSACTIONS
Issuance of common shares, net of underwriting costs	72,777,647	14,056,126
Issuance of common shares pursuant to distribution reinvestment plan	1,831,192	152,864
Repurchase of common shares	(27,540)	—

Net increase in net assets resulting from common share transactions	74,581,299	14,208,990

Total increase in net assets	74,827,236	14,955,309
Net assets at beginning of period	153,002,273	20,622,982

Net assets at end of period (including accumulated undistributed net investment income/(loss) of $(249,177) and $203,132, respectively)	$227,829,509	$35,578,291

Net asset value per common share	$9.20	$9.18
Common shares outstanding, beginning of period	16,663,500	2,300,573
Issuance of common shares	7,907,676	1,556,962
Issuance of common shares pursuant to distribution reinvestment plan	199,476	16,850
Repurchase of common shares	(3,000)	—

Common shares outstanding, end of period	24,767,652	3,874,385

See accompanying notes to the consolidated financial statements.

Sierra Income Corporation

Consolidated Statements of Cash Flows

	For the three months ended March 31,
	2014	2013
	(unaudited)	(unaudited)
Cash flows from operating activities
NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS	$4,447,548	$1,391,187
ADJUSTMENT TO RECONCILE NET INCREASE/(DECREASE) IN NET ASSETS FROM OPERATIONS TO NET CASH USED IN OPERATING ACTIVITIES
Paid-in-kind interest income	(3,704)	(580)
Net amortization of premium on investments	14,561	(522)
Net realized gain on investments	(1,270,253)	(110,635)
Net change in unrealized appreciation/(depreciation) on investments	201,084	(746,319)
Net change in unrealized appreciation/(depreciation) on total return swap (Note 5)	(447,021)	—
Purchases of investments	(122,821,433)	(22,293,965)
Proceeds from sale of investments and principal repayments	45,835,550	4,137,935
(Increase)/decrease in operating assets:
Cash collateral on total return swap (Note 5)	(13,515,172)	—
Unsettled trades receivable	(5,914,375)	(503,750)
Due from affiliate	(346,329)	(182,281)
Interest receivable	197,212	(308,593)
Deferred financing costs	(281,192)	—
Receivable due on total return swap (Note 5)	(143,240)	—
Prepaid expenses and other assets	(16,626)	(32,099)
Increase/(decrease) in operating liabilities:
Unsettled trades payable	(9,445,539)	6,585,675
Management fee	328,116	74,182
Accounts payable and accrued expenses	60,381	192,076
Provisional incentive fee	112,491	148,635
Administrator fees	76,054	9,631
Interest payable	14,401	183
Directors fee	31,589	—
Due to affiliate	(6,704)	(15,237)

NET CASH USED IN OPERATING ACTIVITIES	(102,892,601)	(11,654,477)

Cash flows from financing activities
Borrowings under revolving credit facility	25,000,000	—
Repayments of revolving credit facility	(16,000,000)	—
Borrowings under prime broker margin account	—	(4,676,691)
Proceeds from issuance of common stock, net of underwriting costs	72,777,647	14,056,126
Payment of cash dividends	(2,370,419)	(492,004)
Repurchase of common shares	(27,540)	—

NET CASH PROVIDED BY FINANCING ACTIVITIES	79,379,688	8,887,431

TOTAL INCREASE/(DECREASE) IN CASH	(23,512,913)	(2,767,046)
CASH AT BEGINNING OF PERIOD	34,939,948	6,651,767

CASH AT END OF PERIOD	$11,427,035	$3,884,721

Supplemental Information
Cash paid during the period for interest	$149,000	$28,645
Supplemental non-cash information
Paid-in-kind interest income	$3,704	$580
Amortization of deferred financing costs	$281,192	$—
Net amortization of premium on investments	$(14,561)	$522
Issuance of common shares in connection with distribution reinvestment plan	$1,831,192	$152,864

See accompanying notes to the consolidated financial statements.

Sierra Income Corporation

Consolidated Schedule of Investments

As of March 31, 2014

(unaudited)

Company(1)	Industry	Type of Investment	Maturity	Par Amount	Cost	Fair Value	% of Net Assets(2)
Non-controlled/non-affiliated investments – 94.7%
Access Media 3, Inc.	Telecommunications	Senior Secured First Lien Term Loans 10.000%(3)(12)	10/22/2018	$6,975,092	$6,975,092	$6,975,092	3.1%

				6,975,092	6,975,092	6,975,092
Aderant North America, Inc.	Electronics	Senior Secured Second Lien Term Loans LIBOR + 8.750%, 1.250% Floor(3) (4)	6/20/2019	450,000	450,000	451,769	0.2%

				450,000	450,000	451,769
Alcatel — Lucent USA, Inc.(5)	Telecommunications	Senior Secured First Lien Term Loans LIBOR + 3.500% and 1.000% Floor(6)	1/30/2019	987,500	983,344	983,344	0.4%

				987,500	983,344	983,344
ALG USA Holdings, Inc.	Leisure, Amusement, Motion Pictures, and Entertainment	Senior Secured Second Lien Term Loans LIBOR + 9.000%, 1.250% Floor(4)	2/28/2020	2,000,000	1,964,148	2,019,820	0.9%

				2,000,000	1,964,148	2,019,820
Allen Edmonds Corp.	Retail Stores	Senior Secured Second Lien Term Loans LIBOR + 9.000%, 1.000% Floor(3)(6)	5/27/2019	7,000,000	7,000,000	7,029,960	3.1%

				7,000,000	7,000,000	7,029,960
American Pacific Corp.	Chemicals, Plastics, and Rubber	Senior Secured First Lien Term Loans LIBOR + 6.000%, 1.000% Floor(6)	2/27/2019	8,000,000	7,940,687	7,940,687	3.5%

				8,000,000	7,940,687	7,940,687
Anaren, Inc.	Aerospace and Defense	Senior Secured First Lien Term Loans LIBOR + 4.500%, 1.000% Floor(4)	2/18/2021	3,990,000	3,950,493	3,950,493	1.7%

		Senior Secured Second Lien Term Loans LIBOR + 8.250%, 1.000% Floor(4)	8/18/2021	10,000,000	9,901,150	9,901,150	4.4%

				13,990,000	13,851,643	13,851,643
Ascensus, Inc.	Finance	Senior Secured Second Lien Term Loans LIBOR + 8.000%, 1.000% Floor(4)	12/2/2020	4,000,000	3,942,051	3,961,000	1.7%

				4,000,000	3,942,051	3,961,000
Associated Asphalt Partners, LLC	Chemicals, Plastics, and Rubber	Senior Secured First Lien Notes 8.500%(7)	2/15/2018	2,000,000	2,016,246	2,088,000	0.9%

				2,000,000	2,016,246	2,088,000
Atrium Innovations, Inc.	Healthcare, Education, and Childcare	Senior Secured Second Lien Term Loans LIBOR + 6.750%, 1.000% Floor(6)	8/13/2021	5,000,000	4,975,433	4,975,433	2.2%

				5,000,000	4,975,433	4,975,433

See accompanying notes to consolidated financial statements.

Company(1)	Industry	Type of Investment	Maturity	Par Amount	Cost	Fair Value	% of Net Assets(2)
Bennu Oil & Gas, LLC	Oil and Gas	Senior Secured Second Lien Term Loans LIBOR + 9.000%, 1.250% Floor(8)	11/1/2018	4,481,428	4,504,910	4,468,835	2.0%

				4,481,428	4,504,910	4,468,835
Bon-Ton Stores, Inc.(5)	Retail Stores	Senior Secured Second Lien Notes 10.625%	7/15/2017	1,698,000	1,626,845	1,702,754	0.8%

				1,698,000	1,626,845	1,702,754
Caesars Entertainment Operating Co., Inc.(5)	Hotels, Motels, Inns, and Gaming	Senior Secured First Lien Notes 11.250%(11)	6/1/2017	6,000,000	6,213,150	5,775,000	2.5%

				6,000,000	6,213,150	5,775,000
Charming Charlie, Inc.	Retail Stores	Senior Secured First Lien Term Loans LIBOR + 8.000%, 1.000% Floor(4)	1/9/2019	7,000,000	7,002,483	7,000,000	3.1%

				7,000,000	7,002,483	7,000,000
Collective Brands Finance, Inc.(9)	Retail Stores	Senior Secured Second Lien Term Loans LIBOR + 7.500%, 1.000% Floor(6)	3/11/2022	6,000,000	6,020,000	6,020,000	2.6%

				6,000,000	6,020,000	6,020,000
Cornerstone Chemical Company	Chemicals, Plastics, and Rubber	Senior Secured First Lien Notes 9.375%(7)	3/15/2018	2,500,000	2,605,850	2,644,400	1.2%

				2,500,000	2,605,850	2,644,400
Deltek, Inc.	Electronics	Senior Secured Second Lien Term Loans LIBOR + 8.750%, 1.250% Floor(4)	10/10/2019	3,000,000	2,978,863	3,050,970	1.3%

				3,000,000	2,978,863	3,050,970
Drew Marine Partners LP	Cargo Transport	Senior Secured Second Lien Term Loans LIBOR + 7.000%, 1.000% Floor(4)	5/19/2021	8,500,000	8,562,001	8,531,535	3.8%

				8,500,000	8,562,001	8,531,535
Dynamic Energy Services International LLC	Oil and Gas	Senior Secured First Lien Term Loans LIBOR + 8.500%, 1.000% Floor(6)	3/6/2018	10,000,000	10,000,000	10,000,000	4.4%

				10,000,000	10,000,000	10,000,000
EarthLink, Inc.(5)	Telecommunications	Senior Secured First Lien Notes 7.375%(7)(11)	6/1/2020	2,450,000	2,437,870	2,548,000	1.1%

				2,450,000	2,437,870	2,548,000
Gastar Exploration USA, Inc.(5)	Oil and Gas	Senior Secured First Lien Notes 8.625%(7)	5/15/2018	5,400,000	5,416,321	5,535,000	2.4%

				5,400,000	5,416,321	5,535,000
Great Atlantic & Pacific Tea Company	Grocery	Senior Secured First Lien Term Loans LIBOR + 9.000%, 2.000% Floor(3)(6)	3/13/2017	929,786	944,805	950,744	0.4%

				929,786	944,805	950,744
Green Field Energy Services, Inc.	Oil and Gas	Senior Secured First Lien Notes 13.000%(3)(7)(13)	11/15/2016	766,616	755,561	318,145	0.1%

Green Field Energy Services, Inc., Warrants, expires 11/15/21	Oil and Gas	Warrants/Equity (3)(10)		709	29,000	—	0.0%

				767,325	784,561	318,145

See accompanying notes to consolidated financial statements.

Company(1)	Industry	Type of Investment	Maturity	Par Amount	Cost	Fair Value	% of Net Assets(2)
Greenway Medical Technologies, Inc.(9)	Healthcare, Education, and Childcare	Senior Secured Second Lien Term Loans LIBOR + 8.250%, 1.000% Floor(4)	11/4/2021	1,000,000	985,532	992,630	0.4%

				1,000,000	985,532	992,630
Healogics, Inc.	Healthcare, Education, and Childcare	Senior Secured Second Lien Term Loans LIBOR + 8.000%, 1.250% Floor(8)	2/5/2020	2,000,000	1,996,461	2,047,960	0.9%

				2,000,000	1,996,461	2,047,960
Holland Acquisition Corp.	Oil and Gas	Senior Secured First Lien Term Loans LIBOR + 9.000%, 1.000% Floor(4)	5/29/2018	5,000,000	4,908,568	4,985,500	2.2%

				5,000,000	4,908,568	4,985,500
IDQ Holdings, Inc.	Automobile	Senior Secured First Lien Notes 11.500%(7)	4/1/2017	1,000,000	1,033,512	1,064,440	0.5%

				1,000,000	1,033,512	1,064,440
Integra Telecom, Inc.	Telecommunications	Senior Secured Second Lien Term Loans LIBOR + 8.500%, 1.250% Floor(3)(4)	2/22/2020	1,618,000	1,608,194	1,659,356	0.7%

				1,618,000	1,608,194	1,659,356
Interface Security Systems, Inc.	Electronics	Senior Secured First Lien Notes 9.250%(3)(7)	1/15/2018	3,417,000	3,472,923	3,499,486	1.5%

				3,417,000	3,472,923	3,499,486
IronGate Energy Services LLC	Oil and Gas	Senior Secured First Lien Notes 11.000%(7)	7/1/2018	3,000,000	2,949,523	2,993,160	1.3%

				3,000,000	2,949,523	2,993,160
Isola USA Corp.(9)	Electronics	Senior Secured First Lien Term Loans LIBOR + 8.250%, 1.000% Floor(4)	11/23/2018	1,987,500	2,036,425	2,036,425	0.9%

				1,987,500	2,036,425	2,036,425
Kik Custom Products, Inc.	Healthcare, Education, and Childcare	Senior Secured Second Lien Term Loans LIBOR + 8.250%, 1.250% Floor(8)	10/29/2019	5,000,000	4,990,496	5,008,600	2.2%

				5,000,000	4,990,496	5,008,600
Linc Energy Finance (USA), Inc.	Oil and Gas	Senior Secured First Lien Notes 12.500%(3) (7)	10/31/2017	500,000	498,519	549,050	0.2%
		Senior Secured First Lien Notes 12.500%(3)	10/31/2017	500,000	486,048	549,050	0.2%

				1,000,000	984,567	1,098,100
Liquidnet Holdings, Inc.	Finance	Senior Secured First Lien Term Loans LIBOR + 8.000%, 1.250% Floor(4)	5/7/2017	5,197,538	5,194,779	5,182,725	2.3%

				5,197,538	5,194,779	5,182,725
Livingston International, Inc.(5)(9)	Cargo Transport	Senior Secured Second Lien Term Loans LIBOR + 7.750%, 1.250% Floor(4)	4/18/2020	2,658,504	2,653,862	2,694,846	1.2%

				2,658,504	2,653,862	2,694,846
Newpage Corp.	Containers, Packaging, and Glass	Senior Secured First Lien Term Loans LIBOR + 8.250%, 1.000% Floor(6)	2/11/2019	8,000,000	7,841,596	7,841,596	3.4%

				8,000,000	7,841,596	7,841,596

See accompanying notes to consolidated financial statements.

Company(1)	Industry	Type of Investment	Maturity	Par Amount	Cost	Fair Value	% of Net Assets(2)
Omnitracs, Inc.	Electronics	Senior Secured Second Lien Term Loans LIBOR + 7.750%, 1.000% Floor(4)	4/29/2020	7,000,000	7,015,249	7,044,940	3.1%

				7,000,000	7,015,249	7,044,940
Reddy Ice Group, Inc.	Beverage, Food, and Tobacco	Senior Secured Second Lien Term Loans LIBOR + 9.500%, 1.250% Floor(3)(4)	10/1/2019	2,000,000	2,000,000	1,957,420	0.9%

				2,000,000	2,000,000	1,957,420
Renaissance Learning, Inc.	Healthcare, Education, and Childcare	Senior Secured Second Lien Term Loans LIBOR + 7.750%, 1.000% Floor(4)	5/14/2021	3,500,000	3,449,120	3,512,635	1.5%

				3,500,000	3,449,120	3,512,635
Response Team Holdings, LLC	Buildings and Real Estate	Preferred Equity 12% PIK(3)		2,781,481	2,524,074	2,523,722	1.1%
		Warrants to purchase 3.70% of the outstanding common units(10)	3/28/2019	—	257,407	257,407	0.1%
		Senior Secured First Lien Term Loans LIBOR + 8.500%, 2.000% Floor, 1% PIK(3)(4)(12)	3/28/2019	11,111,111	11,111,111	11,111,111	4.8%

				13,892,592	13,892,593	13,892,240
School Specialty, Inc.	Healthcare, Education, and Childcare	Senior Secured First Lien Term Loans LIBOR + 8.500%, 1.000% Floor(6)	6/11/2019	5,969,962	5,855,473	5,759,939	2.6%

				5,969,962	5,855,473	5,759,939
Securus Technologies, Inc.	Telecommunications	Senior Secured Second Lien Term Loans LIBOR + 7.750%, 1.250% Floor(4)	4/30/2021	2,000,000	1,981,669	2,002,040	0.9%

				2,000,000	1,981,669	2,002,040
Sesac Holdco II, Inc.	Broadcasting and Entertainment	Senior Secured Second Lien Term Loans LIBOR + 8.750%, 1.250% Floor(3)(6)	7/12/2019	2,250,000	2,292,885	2,308,883	1.0%

				2,250,000	2,292,885	2,308,883
Sizzling Platter, LLC	Beverage, Food, and Tobacco	Senior Secured First Lien Notes 12.250%(3)(7)	4/15/2016	2,063,000	2,119,164	2,189,359	1.0%

				2,063,000	2,119,164	2,189,359
Tectum Holdings, Inc.	Automobile	Senior Secured Second Lien Term Loans LIBOR + 8.000%, 1.000% Floor(4)	3/12/2019	12,500,000	12,500,000	12,500,000	5.5%

				12,500,000	12,500,000	12,500,000
Tempel Steel Company	Mining, Steel, Iron, and Nonprecious Metals	Senior Secured First Lien Notes 12.000%(3)(7)	8/15/2016	1,115,000	1,106,512	1,086,579	0.5%

				1,115,000	1,106,512	1,086,579
True Religion Apparel, Inc.	Personal and Nondurable Consumer Products (Manufacturing Only)	Senior Secured Second Lien Term Loans LIBOR + 10.000%, 1.000% Floor(4)	1/30/2020	4,000,000	3,839,724	3,886,120	1.7%

				4,000,000	3,839,724	3,886,120

See accompanying notes to consolidated financial statements.

Company(1)	Industry	Type of Investment	Maturity	Par Amount	Cost	Fair Value	% of Net Assets(2)
U.S. Well Services, LLC(5)	Oil and Gas	Senior Secured First Lien Notes 14.500%(3)(7)	2/15/2017	3,816,605	3,797,874	3,848,245	1.7%
U.S. Well Services, LLC, Warrants, expires 2/15/19	Oil and Gas	Warrants/Equity(3)(10)		1,731	173	55,998	0.0%

				3,818,336	3,798,047	3,904,243
YP LLC(9)	Business Services	Senior Secured First Lien Term Loans LIBOR + 6.750%, 1.000% Floor(6)	6/4/2018	5,826,087	5,874,379	5,874,379	2.6%

				5,826,087	5,874,379	5,874,379
Total non-controlled/non-affiliated investments					$215,577,555	$215,845,732	94.7%

					Notional Amount	Unrealized Gain (Loss)
Derivative Instrument — Long Exposure
Total return swap with Citibank, N.A. (Note 5)		Total Return Swap			$73,431,806	$798,417

					$73,431,806	$798,417

(1)	All of our investments are domiciled in the United States except for Atrium Innovations, Inc. and Livingston International, Inc. which are domiciled in Canada.
(2)	Percentage is based on net assets of $227,829,509 as of March 31, 2014.
(3)	An affiliated fund that is managed by an affiliate of SIC Advisors LLC also holds an investment in this security.
(4)	The interest rate on these loans is subject to a base rate plus 3M LIBOR, which at March 31, 2014 was 0.23%. As the interest rate is subject to a minimum LIBOR floor which was greater than the 3M LIBOR rate at March 31, 2014, the prevailing rate in effect at March 31, 2014 was the Base rate plus the LIBOR floor.
(5)	The investment is not a qualifying asset under Section 55 of the Investment Company Act of 1940, as amended. Non-qualifying assets represent 10.7% of the Company’s portfolio at fair value.
(6)	The interest rate on these loans is subject to a base rate plus 1Y LIBOR, which at March 31, 2014 was 0.56%. As the interest rate is subject to a minimum LIBOR floor which was greater than the 1Y LIBOR rate at March 31, 2014, the prevailing rate in effect at March 31, 2014 was the Base rate plus the LIBOR floor.
(7)	Securities are exempt from registration under Rule 144A of the Securities Act of 1933. These securities represent a fair value of $28,363,864 and 12.4% of net assets as of March 31, 2014 and are considered restricted.
(8)	The interest rate on these loans is subject to a base rate plus 6M LIBOR, which at March 31, 2014 was 0.33%. As the interest rate is subject to a minimum LIBOR floor which was greater than the 6M LIBOR rate at March 31, 2014, the prevailing rate in effect at March 31, 2014 was the Base rate plus the LIBOR floor.
(9)	Security is also held in the underlying portfolio of the total return swap with Citibank, N.A. (see Note 5). The Company’s total commitment to Collective Brands Finance, Inc., Greenway Medical Technologies, Inc., Isola USA Corp., Livingston International, Inc., and YP, LLC is $11,997,500 or 5.3%, $2,477,630 or 1.1%, $5,976,425 or 2.6%, $4,664,289 or 2.0%, and $11,919,379 or 5.2%, respectively, of Net Assets as of March 31, 2014.
(10)	Security is non-income producing.
(11)	Represents securities in Level 2 in the ASC 820 table (see Note 4).
(12)	The investment has an unfunded commitment as of March 31, 2014 which is excluded from the presentation (see Note 11).
(13)	The investment was on non-accrual status as of March 31, 2014.

See accompanying notes to consolidated financial statements.

Sierra Income Corporation

Consolidated Schedule of Investments

As of December 31, 2013

Company(1)	Industry	Type of Investment	Maturity	Par Amount	Cost	Fair Value	% of Net Assets(2)
Non-controlled/non-affiliated investments — 90.1%
Access Media 3, Inc.	Telecommunications	Senior Secured First Lien Term Loans 10.00%(3)	10/22/2018	$7,000,000	$7,000,000	$7,000,000	4.6%

				7,000,000	7,000,000	7,000,000
Aderant North America, Inc.	Electronics	Senior Secured Second Lien Term Loans LIBOR + 8.750%, 1.250% Floor(3)	6/20/2019	450,000	450,000	453,861	0.3%

				450,000	450,000	453,861
Alcatel — Lucent USA, Inc.	Telecommunications	Senior Secured First Lien Term Loans LIBOR + 4.750%, 1.000% Floor	1/30/2019	990,000	985,662	993,712	0.6%

				990,000	985,662	993,712
ALG USA Holdings, Inc.	Leisure, Amusement, Motion Pictures, and Entertainment	Senior Secured Second Lien Term Loans LIBOR + 9.000%, 1.250% Floor	2/28/2020	2,000,000	1,963,092	2,007,080	1.3%

				2,000,000	1,963,092	2,007,080
Allen Edmonds Corp.	Retail Stores	Senior Secured Second Lien Term Loans LIBOR + 9.00%, 1.00% Floor(3)	5/27/2019	7,000,000	7,000,000	7,000,000	4.6%

				7,000,000	7,000,000	7,000,000
American Apparel, Inc.	Retail Stores	Senior Secured First Lien Notes 13.000%(3)(4)	4/15/2020	2,500,000	2,459,496	2,300,000	1.5%

				2,500,000	2,459,496	2,300,000
Ascensus, Inc.	Finance	Senior Secured Second Lien Term Loans LIBOR + 8.00%, 1.00% Floor	12/2/2020	4,000,000	3,940,522	3,940,522	2.6%

				4,000,000	3,940,522	3,940,522
Associated Asphalt Partners LLC	Chemicals, Plastics, and Rubber	Senior Secured First Lien Notes 8.500%(4)	2/15/2018	5,000,000	5,036,563	5,130,000	3.3%

				5,000,000	5,036,563	5,130,000
Bennu Oil & Gas, LLC	Oil and Gas	Senior Secured Second Lien Term Loans LIBOR + 9.00%, 1.25% Floor	11/1/2018	1,122,857	1,113,148	1,113,148	0.7%

				1,122,857	1,113,148	1,113,148
Bon-Ton Stores, Inc.(5)	Retail Stores	Senior Secured Second Lien Notes 10.625%	7/15/2017	1,698,000	1,622,374	1,695,844	1.1%

				1,698,000	1,622,374	1,695,844
Caesars Entertainment Operating Co., Inc.	Hotels, Motels, Inns, and Gaming	Senior Secured First Lien Notes 11.250%(5)	6/1/2017	3,000,000	3,153,543	3,056,250	2.0%

				3,000,000	3,153,543	3,056,250

Company(1)	Industry	Type of Investment	Maturity	Par Amount	Cost	Fair Value	% of Net Assets(2)
Charming Charlie, Inc.	Retail Stores	Senior Secured First Lien Term Loans LIBOR + 8.00%, 1.00% Floor	1/9/2019	6,000,000	6,000,000	6,000,000	3.9%

				6,000,000	6,000,000	6,000,000
Checkers Drive-In Restaurants, Inc.	Beverage, Food, and Tobacco	Senior Secured First Lien Notes 11.000%(4)	12/1/2017	1,500,000	1,504,143	1,614,675	1.1%

				1,500,000	1,504,143	1,614,675
Cornerstone Chemical Company	Chemicals, Plastics, and Rubber	Senior Secured First Lien Notes 9.375%	3/15/2018	2,000,000	2,000,000	2,080,000	1.4%
		Senior Secured First Lien Notes 9.375%(4)	3/15/2018	2,500,000	2,611,122	2,600,000	1.7%

				4,500,000	4,611,122	4,680,000
Deltek, Inc.	Electronics	Senior Secured Second Lien Term Loans LIBOR + 8.750%, 1.250% Floor	10/10/2019	3,000,000	2,978,006	3,034,560	2.0%

				3,000,000	2,978,006	3,034,560
Dispensing Dynamics International, Inc.	Personal and Nondurable Consumer Products (Manufacturing Only)	Senior Secured First Lien Notes 12.500%(4)	1/1/2018	2,200,000	2,179,668	2,223,342	1.4%

				2,200,000	2,179,668	2,223,342
Drew Marine Partners LP	Cargo Transport	Senior Secured Second Lien Term Loans LIBOR + 7.00%, 1.00% Floor	5/19/2021	3,000,000	2,992,638	2,992,638	2.0%

				3,000,000	2,992,638	2,992,638
EarthLink, Inc.	Telecommunications	Senior Secured First Lien Notes 7.375%(4)(5)	6/1/2020	2,450,000	2,437,636	2,453,062	1.6%

				2,450,000	2,437,636	2,453,062
Erickson Air-Crane, Inc.(5)	Aerospace and Defense	Senior Secured Second Lien Notes 8.250%(4)	5/1/2020	1,953,000	1,966,979	2,016,472	1.3%

				1,953,000	1,966,979	2,016,472
Gastar Exploration USA, Inc.(5)	Oil and Gas	Senior Secured First Lien Notes 8.625%(4)	5/15/2018	3,000,000	3,000,000	2,958,750	1.9%

				3,000,000	3,000,000	2,958,750
Gibson Brands, Inc.	Personal and Nondurable Consumer Products (Manufacturing Only)	Senior Secured First Lien Notes 8.875%(4)	8/1/2018	3,000,000	3,056,289	3,069,270	2.0%

				3,000,000	3,056,289	3,069,270
Great Atlantic & Pacific Tea Company	Grocery	Senior Secured First Lien Term Loans LIBOR + 9.000%, 2.000% Floor(3)	3/13/2017	932,467	948,787	952,002	0.6%

				932,467	948,787	952,002
Green Field Energy Services, Inc.	Oil and Gas	Senior Secured First Lien Notes 13.000%(3)(4)	11/15/2016	766,616	755,914	322,744	0.2%

				766,616	755,914	322,744

Company(1)	Industry	Type of Investment	Maturity	Par Amount	Cost	Fair Value	% of Net Assets(2)
Green Field Energy Services, Inc., Warrants, expires 11/15/21	Oil and Gas	Warrants/Equity(3)(6)		709	29,000	—	0.0%

				709	29,000	—
Greenway Medical Technologies, Inc.(7)	Healthcare, Education, and Childcare	Senior Secured Second Lien Term Loans LIBOR + 8.25%, 1.00% Floor	11/4/2021	1,000,000	985,218	985,218	0.6%

				1,000,000	985,218	985,218
Healogics, Inc.	Healthcare, Education, and Childcare	Senior Secured Second Lien Term Loans LIBOR + 8.000%, 1.250% Floor	2/5/2020	2,000,000	1,996,440	2,040,000	1.3%

				2,000,000	1,996,440	2,040,000
Holland Acquisition Corp.	Oil and Gas	Senior Secured First Lien Term Loans LIBOR + 9.000%, 1.000% Floor	5/29/2018	5,000,000	4,904,352	4,917,000	3.2%

				5,000,000	4,904,352	4,917,000
IDQ Holdings, Inc.	Automobile	Senior Secured First Lien Notes 11.500%(4)	4/1/2017	1,000,000	1,035,523	1,066,250	0.7%

				1,000,000	1,035,523	1,066,250
Integra Telecom, Inc.	Telecommunications	Senior Secured Second Lien Term Loans LIBOR + 8.500%, 1.250% Floor(3)	2/22/2020	1,618,000	1,607,900	1,650,360	1.1%

				1,618,000	1,607,900	1,650,360
Interface Security Systems, Inc.	Electronics	Senior Secured First Lien Notes 9.250%(3)(4)	1/15/2018	3,417,000	3,476,530	3,492,550	2.3%

				3,417,000	3,476,530	3,492,550
IronGate Energy Services LLC	Oil and Gas	Senior Secured First Lien Notes 11.000%(4)	7/1/2018	3,000,000	2,948,441	3,029,850	2.0%

				3,000,000	2,948,441	3,029,850
Keystone Automotive Operations, Inc.	Automobile	Senior Secured Second Lien Term Loans LIBOR + 9.500%, 1.250% Floor	8/15/2020	5,000,000	5,000,000	5,053,000	3.3%

				5,000,000	5,000,000	5,053,000
Kik Custom Products, Inc.	Healthcare, Education, and Childcare	Senior Secured Second Lien Term Loans LIBOR + 8.25%, 1.25% Floor	10/29/2019	3,000,000	2,970,000	2,970,000	1.9%

				3,000,000	2,970,000	2,970,000
Linc Energy Finance (USA), Inc.	Oil and Gas	Senior Secured First Lien Notes 12.500%(3)(4)	10/31/2017	500,000	498,368	545,925	0.4%

		Senior Secured First Lien Notes 12.500%(3)	10/31/2017	500,000	485,222	545,925	0.4%

				1,000,000	983,590	1,091,850

Company(1)	Industry	Type of Investment	Maturity	Par Amount	Cost	Fair Value	% of Net Assets(2)
Liquidnet Holdings, Inc.	Finance	Senior Secured First Lien Term Loans LIBOR + 8.000%, 1.250% Floor	5/7/2017	2,887,500	2,862,362	2,867,576	1.9%

				2,887,500	2,862,362	2,867,576
Livingston International, Inc.(7)	Cargo Transport	Senior Secured Second Lien Term Loans LIBOR + 7.750%, 1.250% Floor(5)	4/18/2020	2,658,504	2,653,733	2,685,089	1.8%

				2,658,504	2,653,733	2,685,089
Maxim Crane Works Holdings, Inc.(7)	Oil and Gas	Senior Secured Second Lien Notes 12.250%(4)	4/15/2015	1,500,000	1,519,124	1,542,360	1.0%

				1,500,000	1,519,124	1,542,360
Michael Baker International, Inc.	Diversified/Conglomerate Service	Senior Secured First Lien Notes 8.25%(4)	10/15/2018	2,500,000	2,500,000	2,511,528	1.6%

				2,500,000	2,500,000	2,511,528
Omnitracs, Inc.	Electronics	Senior Secured Second Lien Term Loans LIBOR + 7.75%, 1.00% Floor	4/29/2020	7,000,000	7,015,128	7,015,128	4.6%

				7,000,000	7,015,128	7,015,128
Prince Minerals Holding Corp.	Mining, Steel, Iron, and Nonprecious Metals	Senior Secured First Lien Notes 11.500%(3)(4)	12/15/2019	1,200,000	1,187,246	1,310,568	0.9%

				1,200,000	1,187,246	1,310,568
Reddy Ice Group, Inc.	Beverage, Food, and Tobacco	Senior Secured Second Lien Term Loans LIBOR + 9.500%, 1.250% Floor(3)	10/1/2019	2,000,000	2,000,000	1,942,460	1.3%

				2,000,000	2,000,000	1,942,460
Renaissance Learning, Inc.	Healthcare, Education, and Childcare	Senior Secured Second Lien Term Loans LIBOR + 7.75%, 1.00% Floor	5/14/2021	3,500,000	3,447,888	3,447,888	2.3%

				3,500,000	3,447,888	3,447,888
School Specialty, Inc.	Healthcare, Education, and Childcare	Senior Secured First Lien Term Loans LIBOR + 8.500%, 1.000% Floor	6/11/2019	2,985,000	2,936,006	2,864,585	1.9%

				2,985,000	2,936,006	2,864,585
Securus Technologies, Inc.	Telecommunications	Senior Secured Second Lien Term Loans LIBOR + 7.750%, 1.250% Floor	4/30/2021	2,000,000	1,981,227	1,988,280	1.3%

				2,000,000	1,981,227	1,988,280
Sesac Holdco II, Inc.	Broadcasting and Entertainment	Senior Secured Second Lien Term Loans LIBOR + 8.750%, 1.250% Floor(3)	7/12/2019	2,250,000	2,294,369	2,300,535	1.5%

				2,250,000	2,294,369	2,300,535
Sizzling Platter, LLC	Beverage, Food, and Tobacco	Senior Secured First Lien Notes 12.250%(3)(4)	4/15/2016	2,063,000	2,124,725	2,198,601	1.4%

				2,063,000	2,124,725	2,198,601

Company(1)	Industry	Type of Investment	Maturity	Par Amount/ Quantity	Cost	Fair Value	% of Net Assets(2)
Sorenson Communications	Telecommunications	Senior Secured First Lien Term Loans LIBOR + 8.250%, 1.250% Floor	10/31/2014	2,979,987	2,979,987	2,988,451	2.0%

				2,979,987	2,979,987	2,988,451
Tempel Steel Company	Mining, Steel, Iron, and Nonprecious Metals	Senior Secured First Lien Notes 12.000%(3)(4)	8/15/2016	1,115,000	1,105,791	1,085,921	0.7%

				1,115,000	1,105,791	1,085,921
True Religion Apparel, Inc.	Personal and Nondurable Consumer Products (Manufacturing Only)	Senior Secured Second Lien Term Loans LIBOR + 10.000%, 1.000% Floor	1/30/2020	4,000,000	3,835,240	3,861,480	2.5%

				4,000,000	3,835,240	3,861,480
U.S. Well Services, LLC(5)	Oil and Gas	Senior Secured First Lien Notes 14.500%(3)(4)	2/15/2017	3,816,605	3,796,701	3,832,100	2.5%

				3,816,605	3,796,701	3,832,100
U.S. Well Services, LLC, Warrants, expires 2/15/19	Oil and Gas	Warrants/Equity(3)(6)		1,731	173	54,977	0.0%

				1,731	173	54,977
Total non-controlled/non-affiliated investments					$137,332,276	$137,801,537	90.1%

					Notional Amount	Unrealized Gain (Loss)
Derivative Instrument — Long Exposure
Total return swap with Citibank, N.A. (Note 5)		Total Return Swap			$24,855,700	$351,396

					$24,855,700	$351,396

(1)	All of our investments are domiciled in the United States except for Livingston International, Inc. which is domiciled in Canada.
(2)	Percentage is based on net assets of $153,002,273 as of December 31, 2013.
(3)	An affiliated fund that is managed by an affiliate of SIC Advisors LLC also holds an investment in this security.
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

SIERRA INCOME CORPORATION

Notes to Consolidated Financial Statements

March 31, 2014

(unaudited)

Note 1. Organization

Sierra Income Corporation (the “Company”) was incorporated under the general corporation laws of the State of Maryland on June 13, 2011 and formally commenced operations on April 17, 2012. The Company is an externally managed, non-diversified closed-end management investment company that has elected to be treated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). The Company is externally managed by SIC Advisors LLC (“SIC Advisors”), a registered investment adviser under the Investment Advisers Act of 1940, as amended (the “Advisers Act”). The Company has elected and intends to continue to qualify to be treated for U.S. federal income tax purposes as a regulated investment company (“RIC”) under subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”). The Company’s fiscal year-end is December 31st.

On April 17, 2012, the Company successfully reached its minimum escrow requirement and officially commenced operations by issuing 1,108,033 shares of common stock to SIC Advisors for gross proceeds of $10,000,000. The Company’s offering period is currently scheduled to terminate on April 17, 2015, unless further extended. Since commencing its operations, the Company has sold a total of 24,767,652 shares of common stock, which includes shares issued as part of the distribution reinvestment plan (see Note 12), for total proceeds of $249.2 million, which includes the shares sold to SIC Advisors. The proceeds from the issuance of common stock are presented in the Company’s consolidated statements of changes in net assets and consolidated statements of cash flows and are presented net of selling commissions and dealer manager fees.

On August 15, 2013, the Company formed Arbor Funding LLC, a wholly-owned financing subsidiary.

“The Company has formed and expects to continue to form certain taxable subsidiaries (the “Taxable Subsidiaries”), which are taxed as corporations for federal income tax purposes. These Taxable Subsidiaries allow us to hold equity securities of portfolio companies organized as pass-through entities while continuing to satisfy the requirements of a RIC under the Code.”

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

Note 2. Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements have been prepared on the accrual basis of accounting in conformity with U.S. generally accepted accounting principles (“GAAP”) and include the accounts of the Company and its wholly owned subsidiaries, Arbor Funding LLC and SIC RT1 LLC. Additionally, the accompanying consolidated financial statements of the Company and related financial information have been prepared pursuant to the requirements for reporting on Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain disclosures accompanying annual financial statements prepared in accordance with GAAP are omitted. In the opinion of management, the unaudited interim financial results included herein contain all adjustments and reclassifications that are necessary for the fair presentation of financial statements for the periods included herein: “Therefore, this Form 10-Q should be read in conjunction with the Company’s annual report on Form 10-K for the year ended December 31, 2013, which was filed with the U.S. Securities and Exchange Commission on March 13, 2014”. The current period’s results of operations will not necessarily be indicative of results that ultimately may be achieved for the fiscal year ending December 31 2014. The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

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

New Accounting Pronouncements

In June 2013, the FASB issued Accounting Standards Update 2013-08 “Financial Services-Investment Companies (Topic 946) Amendments to the Scope, Measurement, and Disclosure Requirements” (“ASU 2013-08”). ASU 2013-08 more closely aligns US GAAP with International Financial Reporting Standards by clarifying the characteristics of an investment company and requiring certain new disclosures. The new disclosures required include information about the following items: (i) the type and amount of financial support provided to investee companies, including situations in which the Company assisted an investee in obtaining financial support, (ii) the primary reasons for providing the financial support, (iii) the type and amount of financial support the Company is contractually required to provide to an investee, but has not yet provided, and (iv) the primary reasons for the contractual requirement to provide the financial support. As of March 31, 2014, the Company has not provided and is not contractually obligated to provide financial support to investee companies.

Revenue Recognition

Interest income, adjusted for amortization of premiums and accretion of discounts, is recorded on an accrual basis. We record amortized or accreted discounts or premiums as interest income using the effective interest method. Dividend income, if any, is recognized on an accrual basis to the extent that the Company expects to collect such amount.

Origination/closing, amendment and transaction break-up fees associated with investments in portfolio companies are recognized as income in the period that we become entitled to such fees. Other fees are capitalized as deferred revenue and recorded into income over the respective period. Other fee income for the three months ended March 31, 2014 and March 31, 2013 was $834,649 and $64,710, respectively.

Prepayment penalties received by the Company for debt instruments paid back to the Company prior to the maturity date are recorded as income upon receipt.

The Company holds debt investments in its portfolio that contain a payment-in-kind (“PIK”) interest provision. PIK interest, which represents contractually deferred interest added to the investment balance that is generally due at maturity, is recorded on the accrual basis to the extent such amounts are expected to be collected. PIK interest is not accrued if the Company does not expect the issuer to be able to pay all principal and interest when due. For the three months ended March 31, 2014 and March 31, 2013 the Company earned $3,704 and $580 in PIK interest, respectively.

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

Management reviews all loans that become 90 days or more past due on principal and interest or when there is reasonable doubt that principal or interest will be collected for possible placement on non-accrual status. Accrued interest is generally reserved when a loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment regarding collectability. Non-accrual loans are restored to accrual status when past due principal and interest is paid and, in management’s judgment, are likely to remain current, although the Company may make exceptions to this general rule if the loan has sufficient collateral value and is in the process of collection. At March 31, 2014, one portfolio company was on non-accural status with a fair value of $318,145, or 0.1% of the fair value of our portfolio. At December 31, 2013, one portfolio company was on non-accrual status with a fair value of $322,744, or 0.2% of the fair value of our portfolio.

Investment Classification

The Company classifies its investments in accordance with the requirements of the 1940 Act. Under the 1940 Act, the Company would be deemed to “control” a portfolio company if it owns more than 25% of its outstanding voting securities and/or had the power to exercise control over the management or policies of such portfolio company. The Company refers to such investments in portfolio companies that it “controls” as “Control Investments.” Under the 1940 Act, the Company would be deemed to be an “Affiliated Person” of a portfolio company if it owns between 5% and 25% of the portfolio company’s outstanding voting securities or if it is under common control with such portfolio company. The Company refers to such investments in Affiliated Persons as “Affiliated Investments.” As of March 31, 2014 and December 31, 2013, the Company has no Controlled Investments or Affiliated Investments.

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

Fair Value of Financial Instruments

The carrying amounts of certain of the Company’s financial instruments, including cash and accounts payable and accrued expenses, approximate fair value due to their short-term nature. The carrying amounts and fair values of our long term obligations are discussed in Note 4.

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

The Company’s Taxable Subsidiaries accrue income taxes payable based on the applicable corporate rates on the unrealized gains generated by the investments held by the Taxable Subsidiaries. There were no such deferred tax liabilities for the three months ended March 31, 2014 or March 31, 2013.

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

The Company accounts for income taxes in conformity with ASC Topic 740 — Income Taxes (“ASC 740”). ASC 740 provides guidelines for how uncertain tax positions should be recognized, measured, presented and disclosed in financial statements. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions deemed to meet a “more-likely-than-not” threshold would be recorded as a tax benefit or expense in the current period. The Company recognizes interest and penalties, if any, related to unrecognized tax benefits as income tax expense in the consolidated statements of operations. There were no material uncertain income tax positions at March 31, 2014.

The following table reflects, for tax purposes, the sources of the cash distributions that the Company has paid on its common stock during the three months ended March 31, 2014 and three months ended March 31, 2013:

	Three months ended March 31, 2014		Three months ended March 31, 2013
Source of Distribution	Distribution Amount(1)	Percentage	Distribution Amount	Percentage
Return of capital from offering proceeds	$—	—%	$—	—%
Return of capital from borrowings	—	—	—	—
Ordinary income	4,201,611	100.0	644,868	100.0
Return of capital (other)	—	—	—	—

Distributions on a tax basis:	$4,201,611	100.0%	$644,868	100.0%

(1)

The Distribution Amount and Percentage reflected for March 31, 2014 are estimated figures. The actual source of distributions for the fiscal year ending 2014 will be calculated in connection with the Company’s year-end procedures.

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

Note 3. Investments

The following table shows the composition of the Company’s portfolio investments by industry classification at fair value at March 31, 2014:

	Fair Value	Percentage
Oil and Gas	$33,302,983	15.4%
Healthcare, Education, and Childcare	22,297,197	10.3%
Retail Stores	21,752,714	10.1%
Electronics	16,083,590	7.5%
Telecommunications	14,167,832	6.6%
Buildings and Real Estate	13,892,240	6.4%
Aerospace and Defense	13,851,643	6.4%
Automobile	13,564,440	6.3%
Chemicals, Plastics, and Rubber	12,673,087	5.9%
Cargo Transport	11,226,381	5.2%
Finance	9,143,725	4.2%
Containers, Packaging, and Glass	7,841,596	3.6%
Business Services	5,874,379	2.7%
Hotels, Motels, Inns, and Gaming	5,775,000	2.7%
Beverage, Food, and Tobacco	4,146,779	1.9%
Personal and Nondurable Consumer Products (Manufacturing Only)	3,886,120	1.8%
Broadcasting and Entertainment	2,308,883	1.1%
Leisure, Amusement, Motion Pictures, and Entertainment	2,019,820	0.9%
Mining, Steel, Iron, and Nonprecious Metals	1,086,579	0.5%
Grocery	950,744	0.5%

Total	$215,845,732	100.0%

See Note 5 for industry classifications of the underlying TRS reference assets as of March 31, 2014.

The following table shows the composition of the Company’s portfolio investments by industry classification at fair value at December 31, 2013:

	Fair Value	Percentage
Oil and Gas	$18,862,779	13.7%
Telecommunications	17,073,865	12.4%
Retail Stores	16,995,844	12.3%
Electronics	13,996,099	10.2%
Healthcare, Education, and Childcare	12,307,691	8.9%
Chemicals, Plastics, and Rubber	9,810,000	7.1%
Personal and Nondurable Consumer Products (Manufacturing Only)	9,154,092	6.7%
Finance	6,808,098	4.9%
Automobile	6,119,250	4.4%
Beverage, Food, and Tobacco	5,755,736	4.2%
Cargo Transport	5,677,727	4.1%
Hotels, Motels, Inns, and Gaming	3,056,250	2.2%
Diversified/Conglomerate Service	2,511,528	1.8%
Mining, Steel, Iron, and Nonprecious Metals	2,396,489	1.7%
Broadcasting and Entertainment	2,300,535	1.7%
Aerospace and Defense	2,016,472	1.5%
Leisure, Amusement, Motion Pictures, and Entertainment	2,007,080	1.5%
Grocery	952,002	0.7%

Total	$137,801,537	100.0%

See Note 5 for industry classifications of the underlying TRS reference assets as of December 31, 2013.

The following table summarizes the amortized cost and the fair value of the Company’s portfolio investments as of March 31, 2014:

	Amortized Cost	Percentage	Fair Value	Percentage
Senior secured first lien term loans	$80,619,234	37.4%	$80,592,035	37.3%
Senior secured first lien notes	34,909,073	16.2	34,687,914	16.1
Senior secured second lien term loans	95,611,748	44.3	96,025,902	44.5
Senior secured second lien notes	1,626,845	0.8	1,702,754	0.8
Warrants/Equity	2,810,655	1.3	2,837,127	1.3

Total	$215,577,555	100.0%	$215,845,732	100.0%

The following table summarizes the amortized cost and the fair value of the Company’s portfolio investments as of December 31, 2013:

	Amortized Cost	Percentage	Fair Value	Percentage
Senior secured first lien term loans	$28,617,156	20.9%	$28,583,326	20.8%
Senior secured first lien notes	47,352,921	34.5	47,427,311	34.4
Senior secured second lien term loans	56,224,549	40.9	56,481,247	41.0
Senior secured second lien notes	5,108,477	3.7	5,254,676	3.8
Warrants/Equity	29,173	—	54,977	—

Total	$137,332,276	100.0%	$137,801,537	100.0%

The following table shows the composition of the Company’s portfolio investments by geography classification at fair value at March 31, 2014:

Geography	Fair Value	Percentage
United States	$208,175,453	96.4%
Canada	7,670,279	3.6

Total	$215,845,732	100.0%

The following table shows the composition of the Company’s portfolio investments by geography classification at fair value at December 31, 2013:

Geography	Fair Value	Percentage
United States	$135,116,448	98.1%
Canada	2,685,089	1.9

Total	$137,801,537	100.0%

Opportunities for co-investments may arise when SIC Advisors or an affiliated adviser becomes aware of investment opportunities that may be appropriate for the Company and other clients, or affiliated funds. As a BDC, the Company was substantially limited in its ability to co-invest in privately negotiated transactions with affiliated funds until it obtained an exemptive order from the SEC on November 25, 2013 (the “Exemptive Order”). The Exemptive Order permits the Company to participate in negotiated co-investment transactions with certain affiliates, each of whose investment adviser is Medley, LLC, the parent company of Medley Capital LLC and SIC Advisors, or an investment adviser controlled by Medley, LLC in a manner consistent with its investment objective, strategies and restrictions, as well as regulatory requirements and other pertinent factors. Co-investment under the Exemptive Order is subject to certain conditions therein, including the condition that, in the case of each co-investment transaction, the Company’s board of directors determines that it would be advantageous for the Company to co-invest in a manner described in the Exemptive Order. Before receiving the Exemptive Order, the Company only participated in co-investments that were allowed under existing regulatory guidance, such as syndicated loan transactions where price was the only negotiated term, which limited the types of investments that the Company could make. Please refer to footnote 3 to the Schedule of Investments as of March 31, 2014 for disclosures regarding securities also held by affiliated funds.

In June 2013, the FASB issued Accounting Standards Update 2013-08 “Financial Services-Investment Companies (Topic 946) Amendments to the Scope, Measurement, and Disclosure Requirements” (“ASU 2013-08”). ASU 2013-08 clarifies the characteristics of an investment company and requires reporting entities to disclose information about the following items: (i) the type and amount of financial support provided to investee companies, including situations in which the Company assisted an investee in obtaining financial support, (ii) the primary reasons for providing the financial support, (iii) the type and amount of financial support the Company is contractually required to provide to an investee, but has not yet provided, and (iv) the primary reasons for the contractual requirement to provide the financial support. The Company adopted ASU 2013-08 for the fiscal year ending December 31, 2014 as the amendments in ASU 2013-08 are effective for an entity’s interim and annual reporting periods in fiscal years that begin after December 15, 2013.

As part of the Company’s investment objective, in addition to purchasing loans on the secondary market, it makes loans directly to privately-held middle market companies to help provide these companies with capital as the trend of bank consolidation that has occurred over the last 20 years has reduced the amount of capital available for such companies. As of March 31, 2014, the Company holds loans it has made directly to 26 investee companies with aggregate principal amounts of $134,890,024. As of December 31, 2013, the Company holds loans it has made to 28 investee companies with aggregate principal amounts of $80,807,327. During the three month period ended March 31, 2014, the Company made 10 loans to investee companies in aggregate principal amounts of $69,202,105. During the three month period ended March 31, 2013, the Company has made 7 loans to investee companies in aggregate principal amounts of $7,559,200. The details of the Company’s loans have been disclosed on the consolidated schedule of investments as well as in Note 4. In addition to providing loans to investee companies, from time to time the Company assists investee companies in securing financing from other sources by introducing such investee companies to sponsors or by leading a syndicate of lenders to provide the investee companies with financing. During the three month periods ended March 31, 2014 and March 31, 2013, the Company did not make any such introductions or lead any syndicates. Affiliates of the Company’s Advisor do not serve as officers or directors of any investee companies or provide managerial direction as part of their roles.

In addition to the loans that the Company has provided, the Company has unfunded commitments to provide additional financings through undrawn term loans or revolving lines of credit. The details of such arrangements are disclosed in Note 8 (Commitments and Contingencies).

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

The following table presents the fair value measurements of the Company’s total investments, by major class according to the fair value hierarchy, as of March 31, 2014:

Type of Investment	Level 1	Level 2	Level 3	Total
Senior secured first lien term loans	$—	$—	$80,592,035	$80,592,035
Senior secured first lien notes	—	8,323,000	26,364,914	34,687,914
Senior secured second lien term loans	—	—	96,025,902	96,025,902
Senior secured second lien notes	—	—	1,702,754	1,702,754
Warrants/Equity	—	—	2,837,127	2,837,127

Total	$—	$8,323,000	$207,522,732	$215,845,732

Derivative Instrument- Long Exposure	Level 1	Level 2	Level 3	Total
Asset
Total return swap with Citibank, N.A.	$—	$—	$798,417	$798,417

The following table presents the fair value measurements of the Company’s total investments, by major class according to the fair value hierarchy, as of December 31, 2013:

Type of Investment	Level 1	Level 2	Level 3	Total
Senior secured first lien term loans	$—	$—	$28,583,326	$28,583,326
Senior secured first lien notes	—	5,509,312	41,917,999	47,427,311
Senior secured second lien term loans	—	—	56,481,247	56,481,247
Senior secured second lien notes	—	—	5,254,676	5,254,676
Warrants/Equity	—	—	54,977	54,977

Total	$—	$5,509,312	$132,292,225	$137,801,537

Derivative Instrument-Long Exposure	Level 1	Level 2	Level 3	Total
Asset
Total return swap with Citibank, N.A.	$—	$—	$351,396	$351,396

The following table provides a reconciliation of the beginning and ending balances for total investments that use Level 3 inputs for the three months ended March 31, 2014 based off of fair value hierarchy at March 31, 2014:

	Senior Secured First Lien Notes	Senior Secured Second Lien Notes	Senior Secured First Lien Term Loans	Senior Secured Second Lien Term Loans	Warrants/ Equity	Total Return Swap	Total
Balance, December 31, 2013	$41,917,999	$5,254,676	$28,583,326	$56,481,247	$54,977	$351,396	$132,643,621
Purchases	3,016,876	—	61,104,611	44,387,842	2,777,778	—	111,287,107
Sales	(19,261,999)	(3,559,512)	(9,125,539)	(5,010,000)	—	—	(36,957,050)
Transfers in	—	—	—	—	—	—	—
Transfers out	—	—	—	—	—	—	—
Amortization of discount/(premium)	(15,965)	1,283	7,906	9,262	—	—	2,486
Paid-in-kind interest income	—	—	—	—	3,074	—	3,074
Net realized gains	757,401	76,597	15,100	93	—	—	849,191
Net change in unrealized appreciation/ (depreciation)	(49,398)	(70,290)	6,631	157,458	1,298	447,021	492,720

Balance, March 31, 2014	$26,364,914	$1,702,754	$80,592,035	$96,025,902	$2,837,127	$798,417	$208,321,149

Change in net unrealized appreciation (depreciation) in investments held as of March 31, 2014(1)	$220,955	$2,439	$15,012	$210,458	$1,298	$447,021	$897,183

(1)	Amount is included in the related amount on investments and derivative instruments in the condensed consolidated statements of operations.

Transfers between levels of the fair value hierarchy are reported at the beginning of the reporting period in which they occur. During the three months ended March 31, 2014, the Company recorded no transfers between levels.

The following table provides a reconciliation of the beginning and ending balances for total investments that use Level 3 inputs for the three months ended March 31, 2013 based off of fair value hierarchy at March 31, 2013:

	Senior Secured Notes	Senior Secured First Lien Term Loans	Senior Secured Second Lien Term Loans	Warrants/ Equity	Total
Balance, December 31, 2012	$22,551,198	$1,962,630	$2,928,247	$15,115	$27,457,190
Purchases	9,652,029	3,490,000	8,417,675	9,021	21,568,725
Sales	(2,633,135)	(1,504,800)	—	—	(4,137,935)
Transfers in	—	—	—	—	—
Transfers out	(1,508,330)	—	—	—	(1,508,330)
Amortization of discount/(premium)	(24,771)	(970)	2,070	—	(23,671)
Paid-in-kind interest income	—	580	—	—	580
Net realized gains	101,885	8,750	—	—	110,635
Net change in unrealized appreciation/(depreciation)	530,708	(6,074)	136,620	4,224	665,478

Balance, March 31, 2013(1)	$28,669,584	$3,950,116	$11,484,612	$28,360	$44,132,672

(1)	Amount is included in the related amount on investments and derivative instruments in the condensed consolidated statements of operations.

During the three months ended March 31, 2013, the Company recorded $1,508,330 of transfers from Level 3 to Level 2 due to an increase of observable inputs in market data.

The following table presents the quantitative information about level 3 fair value measurements of our total investments, as of March 31, 2014:

	Fair Value	Valuation techniques	Unobservable input	Range (weighted average)
Senior secured first lien term loans	$80,592,035	Income approach (DLF)	Market yield	4.60% – 10.50% (9.11%)
Senior secured first lien notes	$26,364,914	Income approach (DLF)	Market yield	7.17% – 14.13% (9.58%)
Senior secured second lien term loans	$96,025,902	Enterprise valuation analysis Income approach (DLF)	Liquidation proceeds Market yield	$189.0M – $222.4M ($205.8M) 7.84% – 11.70% (9.18%)
Senior secured second lien notes	$1,702,754	Income approach (DLF)	Market yield	10.52% – 10.52% (10.52%)
Warrants/Equity	$2,837,127	Enterprise valuation analysis	EBITDA multiple(1) Liquidation proceeds	5.00x (5.00x) $189.0M – $222.4M ($205.8M)
Total return swap	$798,417	Income approach (DLF)	Market yield of underlying assets	4.06% – 12.76% (7.31%)

(1)	Represents amounts used when the Company has determined that market participants would use such multiples when measuring the fair value of these investments.

The following table presents the quantitative information about level 3 fair value measurements of our total investments, as of December 31, 2013:

	Fair Value	Valuation techniques	Unobservable input	Range (weighted average)
Senior secured first lien term loans	$28,583,326	Income approach (DLF)	Market yield	5.66% – 10.51% (9.52%)
Senior secured first lien notes	$41,917,999	Income approach (DLF)	Market yield	7.35% – 15.05% (10.22%) $189.0M – $222.4M
		Enterprise valuation analysis	Liquidation Proceeds	($205.8M)
Senior secured second lien term loans	$56,481,247	Income approach (DLF)	Market yield	8.05% – 11.83% (9.65%)
Senior secured second lien notes	$5,254,676	Income approach (DLF)	Market yield	7.59% – 10.67% (9.23%)
Warrants/Equity	$54,977	Enterprise valuation analysis	EBITDA multiple(1)	5.00x (5.00x)
				$189.0M – $222.4M
			Liquidation Proceeds	($205.8M)
Total return swap	$351,396	Income approach (DLF)	Market yield of underlying assets	5.16% – 10.18% (8.49%)

(1)	Represents amounts used when the Company has determined that market participants would use such multiples when measuring the fair value of these investments.

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

Pursuant to the terms of the TRS Agreement, and subject to conditions customary for transactions of this nature, Arbor may select a portfolio of loans with a maximum market value (determined at the time each such loan becomes subject to the TRS) of $200,000,000, which is also referred to as the maximum notional amount of the TRS. Each individual loan, and the portfolio of loans taken as a whole, must meet criteria described in the TRS Agreement. Arbor receives from Citibank a periodic payment on set dates that is based upon any coupons, both earned and accrued, generated by the loans underlying the TRS, subject to limitations described in the TRS Agreement as well as any fees associated with the loans included in the portfolio. Arbor pays to Citibank interest at a rate equal to one-month LIBOR + 1.35% per annum. In addition, upon the termination or repayment of any loan subject to the TRS, Arbor either receives from Citibank the appreciation in the value of such loan, or pays to Citibank any depreciation in the value of such loan.

Citibank may terminate the TRS on or after the second anniversary of the effectiveness of the TRS. SIC Advisors may terminate the TRS on behalf of Arbor at any time upon providing 10 days prior notice to Citibank. Any termination by SIC Advisors on behalf of Arbor prior to the second anniversary of the effectiveness of the TRS will result in payment of an early termination fee to Citibank. The early termination fee shall equal the present value of the following two cash flows: (a) interest payments at a rate equal 1.35% based on 70% of the maximum notional amount of $200,000,000, payable from the later of the first anniversary of the effectiveness of the TRS or the termination date until the second anniversary of the effectiveness of the TRS and (b) interest payments at a rate equal to 0.15% based on the maximum notional amount of $200,000,000, payable from the later of the first anniversary of the effectiveness of the TRS or the termination date until the second anniversary of the effectiveness of the TRS.

Arbor is required to pay a minimum usage fee in connection with the TRS of 1.35% on the amount equal to 85% of the average daily unused portion of the maximum amount permitted under the TRS. Such minimum usage fee will not apply during the first 365 days and last 60 days of the term of the TRS. Arbor will also pay Citibank customary fees in connection with the establishment and maintenance of the TRS.

Arbor is required to initially cash collateralize a specified percentage of each loan (generally 25% to 35% of the market value of such loan) included under the TRS in accordance with margin requirements described in the TRS Agreement. As of March 31, 2014 and December 31, 2013, Arbor has posted $20,221,331 and $6,706,159, respectively, in collateral to Citibank in relation to the TRS which is recorded on the consolidated statements of assets and liabilities as cash collateral on total return swap. Arbor may be required to post additional collateral from time to time as a result of a decline in the mark-to-market value of the portfolio of loans subject to the TRS. The obligations of Arbor under the TRS Agreement are non-recourse to the Company and the Company’s exposure under the TRS Agreement is limited to the value of the Company’s investment in Arbor, which generally equals the value of cash collateral provided by Arbor under the TRS Agreement.

In connection with the TRS, Arbor has made customary representations and warranties and is required to comply with various covenants, reporting requirements and other customary requirements for similar transactions. In addition to customary events of default and termination events included in the form ISDA 2002 Master Agreement, the TRS Agreement contains the following termination events: (a) a failure to satisfy the portfolio criteria for at least 30 days; (b) a failure to post initial cash collateral or additional collateral as required by the TRS Agreement; (c) a default by Arbor or the Company with respect to indebtedness in an amount equal to or greater than the lesser of $10,000,000 and 2% of the Company’s net asset value at such time; (d) a merger of Arbor or the Company meeting certain criteria; (e) the Company or Arbor amending their respective constituent documents to alter their investment strategy in a manner that has or could reasonably be expected to have a material adverse effect; and (f) SIC Advisors ceasing to be the investment manager of Arbor or to have authority to enter into transactions under the TRS Agreement on behalf of Arbor, and not being replaced by an entity reasonably acceptable to Citibank. As of March 31, 2014 and December 31, 2013 the Company did not have any derivatives with contingent features in net liability positions. Therefore, if a trigger event had occurred, no amount would have been required to be posted by the Company.

The Company’s maximum derivative risk exposure as of March 31, 2014 and December 31, 2013 is $20,221,331 and $6,706,159, respectively, which is recorded on the consolidated statements of assets and liabilities as cash collateral on total return swap.

The Company’s derivative asset due from Citibank, net of amounts available for offset under a master netting agreement as of March 31, 2014 and December 31, 2013 was $298,557 and $155,317, respectively, which is recorded on the consolidated statements of assets and liabilities as receivable due on total return swap. The Company did not offset collateral posted in relation to the TRS with any unrealized appreciation or depreciation outstanding in the consolidated statements of assets and liabilities as of March 31, 2014 or December 31, 2013.

Transactions in total return swap contracts during the three months ended March 31, 2014 and the year ended December 31, 2013 were $438,709 and $155,317 in realized gains and $447,021 and $351,396 in unrealized gains, respectively, which is recorded on the consolidated statements of operations.

The Company only held one derivative position during the three months ended March 31, 2014 and the year ended December 31, 2013 and the derivative held is subject to a netting arrangement. The following table represents the Company’s gross and net amounts after offset under Master Agreements (“MA”) of the derivative assets and liabilities presented by derivative type net of the related collateral pledged by the Company as of March 31, 2014 and December 31, 2013:

	Gross Derivative Assets Subject to MA	Derivative Amount Available for Offset	Net Amount Presented in the Consolidated Statements of Assets and Liabilities	Cash Collateral Received	Net Amount of Derivative Assets
March 31, 2014
Total Return Swap(1)	$798,417	$—	$798,417	$—	$798,417

December 31, 2013
Total Return Swap(1)	$351,396	$—	$351,396	$—	$351,396

(1)

Cash was posted for initial margin requirements for the total return swap as of March 31, 2014 and December 31, 2013 and is reported on the consolidated statements of assets and liabilities as cash collateral on total return swap.

The following represents the volume of the Company’s derivative transactions during three months ended March 31, 2014 and the year ended December 31, 2013:

	March 31, 2014	December 31, 2013
Average notional par amount of contracts	$44,836,562	$13,545,525	(1)

(1)	Position was open for four months during the year ended December 31, 2013.

The following is a summary of the TRS reference assets as of March 31, 2014 (unaudited):

Company(1)	Industry	Type of Investment	Coupon Rate	Maturity	Par Amount	Initial Notional Cost(2)	Fair Value	Unrealized Appreciation (Depreciation)
AMF Bowling Worldwide, Inc.	Broadcasting and Entertainment	Senior Secured First Lien Term Loan	LIBOR + 7.500%, 1.250% Floor	6/29/2018	2,962,500	2,947,688	3,014,344	66,656
ANVC Merger Corp.	Aerospace and Defense	Senior Secured First Lien Term Loan	LIBOR + 4.500%, 1.00% Floor	2/18/2021	5,000,000	4,950,000	4,950,493	493
AP Gaming I, LLC	Electronics	Senior Secured Second Lien Term Loan	LIBOR + 8.250%, 1.000% Floor	12/18/2020	6,750,000	6,547,500	6,699,375	151,875
Asurion Corporation	Insurance	Senior Secured Second Lien Term Loan	LIBOR + 3.750%, 1.25% Floor	5/24/2019	1,000,000	997,500	1,001,250	3,750
Collective Brands Finance Inc.	Retail Stores	Senior Secured First Lien Term Loan	LIBOR + 4.000%, 1.00% Floor	3/6/2021	6,000,000	5,977,500	5,955,000	(22,500)
Deluxe Entertainment Services Group Inc.	Broadcasting and Entertainment	Senior Secured Second Lien Term Loan	LIBOR + 5.500%, 1.00% Floor	2/28/2020	1,000,000	995,000	1,001,670	6,670
El Pollo Loco Inc.	Personal, Food and miscellaneous	Senior Secured Second Lien Term Loan	LIBOR + 8.500%, 1.00% Floor	4/9/2019	1,500,000	1,485,000	1,522,500	37,500

Company(1)	Industry	Type of Investment	Coupon Rate	Maturity	Par Amount	Initial Notional Cost(2)	Fair Value	Unrealized Appreciation (Depreciation)
Fieldwood Energy LLC	Oil and Gas	Senior Secured First Lien Term Loan	LIBOR + 7.125%, 1.250% Floor(3)	9/30/2020	4,246,305	4,317,500	4,417,049	99,549
Greenway Medical Technologies, Inc.	Healthcare, Education and Childcare	Senior Secured First Lien Term Loan	LIBOR + 5.000%, 1.000% Floor	11/2/2020	1,500,000	1,485,000	1,497,615	12,615
Caesars Entertainment Operating Co.	Hotels, Motels, Inns and Gaming	Senior Secured First Lien Term Notes	11.25%	6/1/2017	3,000,000	3,067,500	2,887,500	(180,000)
Iqor US Inc.	Diversified/ Conglomerate Service	Senior Secured First Lien Term Loan	LIBOR + 8.250%, 1.250% Floor(3)	2/19/2021	8,000,000	7,840,000	7,760,000	(80,000)
Isola USA	Electronics	Senior Secured First Lien Term Loan	LIBOR + 8.250%, 1.000% Floor	11/23/2018	4,000,000	3,940,000	4,098,465	158,465
Livingston International, Inc.	Cargo Transport	Senior Secured Second Lien Term Loan	LIBOR + 7.750%, 1.250% Floor(1)(4)	4/16/2020	1,954,783	1,969,443	1,981,504	12,061
Maxim Crane Works LP	Diversified/ Conglomerate Service	Senior Secured Second Lien Term Loan	LIBOR + 9.250%, 1.000% Floor	11/26/2018	500,000	492,500	509,065	16,565
Mitel Networks Corporation	Telecommunications	Senior Secured First Lien Term Loan	LIBOR + 4.250%, 1.000% Floor	1/31/2020	2,000,000	1,990,000	2,018,760	28,760
Mohegan Tribal Gaming	Hotels, Motels, Inns and Gaming	Senior Secured First Lien Term Loan	LIBOR + 4.500%, 1.000% Floor	11/19/2019	2,000,000	1,980,000	2,038,760	58,760
Nine West Holdings, Inc.	Retail Stores	Senior Secured First Lien Term Loan	LIBOR + 3.750%, 1.000% Floor(3)	9/5/2019	3,000,000	3,000,000	3,008,760	8,760
Pharmed Group Corporation	Healthcare, Education and Childcare	Senior Secured First Lien Term Loan	LIBOR + 6.750%, 1.000% Floor	1/28/2022	5,500,000	5,472,500	5,555,940	83,440
Polymer Group Inc.	Containers, Packaging and Glass	Senior Secured First Lien Term Loan	LIBOR + 4.250%, 1.000% Floor	12/13/2019	1,000,000	995,000	1,005,000	10,000
Viking Acquisition Inc.	Automobile	Senior Secured First Lien Term Loan	LIBOR + 4.250%, 1.250% Floor(3)	11/5/2016	1,984,694	1,987,175	1,995,868	8,693
YP LLC	Printing and Publishing	Senior Secured First Lien Term Loan	LIBOR + 6.750%, 1.250% Floor(3)	6/4/2018	6,000,000	6,045,000	6,049,734	4,734
YRC Worldwide Inc.	Cargo Transport	Senior Secured First Lien Term Loan	LIBOR + 7.000%, 1.000% Floor	2/13/2019	5,000,000	4,950,000	5,043,751	93,751

						$73,431,806	$74,012,403	$580,597
Total accrued interest income, net of expenses								217,820

Total unrealized appreciation on total return swap								$798,417

(1)	All investments are domiciled in the United States except for Livingston International, Inc., which is domiciled in Canada.
(2)	Represents the initial amount of par of an investment in which the TRS is referenced.
(3)	The referenced asset or portion thereof is unsettled as of March 31, 2014.
(4)	The investment is not a qualifying asset under the Investment Company Act of 1940, as amended.

The following is a summary of the TRS reference assets as of December 31, 2013:

Company(1)	Industry	Type of Investment	Coupon Rate	Maturity	Par Amount	Initial Notional Cost(2)	Fair Value	Unrealized Appreciation (Depreciation)
AMF Bowling Worldwide, Inc.	Broadcasting and Entertainment	Senior Secured First Lien Term Loan	LIBOR + 7.500%, 1.250% Floor	6/29/2018	2,981,250	$2,966,344	$2,988,703	$22,358
AP Gaming I, LLC	Electronics	Senior Secured First Lien Term Loan	LIBOR + 8.250%, 1.000% Floor(3)	12/18/2020	6,750,000	6,547,500	6,581,250	33,750
El Pollo Loco Inc.	Personal, Food, and Miscellaneous Services	Senior Secured Second Lien Term Loan	LIBOR + 8.500%, 1.000% Floor	4/9/2019	1,500,000	1,485,000	1,507,500	22,500
Fieldwood Energy LLC	Oil and Gas	Senior Secured Second Lien Term Loan	LIBOR + 7.125%, 1.250% Floor	9/30/2020	1,000,000	970,000	1,020,000	50,000
Greenway Medical Technologies, Inc.	Healthcare, Education, and Childcare	Senior Secured First Lien Term Loan	LIBOR + 5.000%, 1.000% Floor	11/2/2020	1,500,000	1,485,000	1,492,500	7,500
Isola USA	Diversified/ Conglomerate Service	Senior Secured First Lien Term Loan	LIBOR + 8.250%, 1.000% Floor	11/23/2018	4,000,000	3,940,000	4,020,000	80,000
Livingston International, Inc.	Diversified/ Conglomerate Manufacturing	Senior Secured Second Lien Term Loan	LIBOR + 7.750%, 1.250% Floor(1)(4)	4/18/2020	1,954,783	1,969,443	1,976,813	7,370
Maxim Crane Works Holdings, Inc.	Diversified/ Conglomerate Service	Senior Secured Second Lien Term Loan	LIBOR + 9.250%, 1.000% Floor(3)	11/26/2018	500,000	492,500	501,250	8,750
McGraw-Hill Companies, Inc.	Healthcare, Education, and Childcare	Senior Secured First Lien Term Loan	LIBOR + 7.750%, 1.250% Floor	3/22/2019	1,994,987	2,024,912	2,029,062	4,150
Mohegan Tribal Gaming Authority	Hotels, Motels, Inns, and Gaming	Senior Secured First Lien Term Loan	LIBOR + 4.500%, 1.000% Floor	11/19/2019	2,000,000	1,980,000	2,028,760	48,760
Polymer Group Inc.	Containers, Packaging, and Glass	Senior Secured First Lien Term Loan	LIBOR + 4.250%, 1.000% Floor(3)	12/13/2019	1,000,000	995,000	1,004,380	9,380

						$24,855,700	$25,150,218	$294,518
Total accrued interest income, net of expenses								56,878

Total unrealized appreciation on total return swap								$351,396

(1)	All investments are domiciled in the United States except for Livingston International, Inc., which is domiciled in Canada.
(2)	Represents the initial amount of par of an investment in which the TRS is referenced.
(3)	The referenced asset or portion thereof is unsettled as of December 31, 2013.
(4)	The investment is not a qualifying asset under the Investment Company Act of 1940, as amended.

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

Prime Brokerage Agreement

Prior to December 4, 2013 the Company maintained a prime brokerage account and margin borrowing facility (the “Margin Facility”) with Barclays Capital Inc. (“Barclays”) for investment purposes that was based on the fair value of investments held at Barclays as determined by Barclays. The prime brokerage account and margin borrowing facility was closed on December 4, 2013.

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

The ING Facility allows for the Company, at its option, to borrow money at a rate of either (i) an alternate base rate plus 2.50% per annum or (ii) LIBOR plus 3.00% per annum. The interest rate margins are subject to certain step-downs upon the satisfaction of certain conditions described in the Revolving Credit Agreement. The alternate base rate will be the greatest of (i) the U.S. Prime Rate set forth in the Wall Street Journal, (ii) the federal funds effective rate plus 1/2 of 1%, and (iii) three month LIBOR plus 1%. The current commitment under the ING Facility is $95,000,000, and the ING Facility includes an accordion feature that allows for potential future expansion of the ING Facility up to a total of $100,000,000. Availability of loans under the ING Facility is linked to the valuation of the collateral pursuant to a borrowing base mechanism.

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

As of March 31, 2014 and December 31, 2013 the carrying amount of the Company’s borrowings under the ING Facility approximated the fair value of our debt obligation. The fair value of the Company’s debt obligation is determined in accordance with ASC 820, which defines fair value in terms of the price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The fair value of the Company’s borrowing under the ING Facility is estimated based upon market interest rates of the Company’s borrowing or entities with similar credit risk, adjusted for nonperformance risk, if any. At March 31, 2014 and December 31, 2013, the ING Facility would be deemed to be level 3, as defined in Note 4.

As of March 31, 2014 and December 31, 2013, $1,431,331 and $1,150,139 of financing costs related to the ING Facility have been capitalized and are being amortized over the respective terms, respectively. For the three months ended March 31, 2014, the Company recorded $163,401 of interest and financing expenses related to the ING Facility, of which $46,343 was attributable to interest and $117,058 was attributable to amortization of deferred financing costs. For the three months ended March 31, 2013, the Company recorded no interest and financing expenses related to the ING Facility. As of March 31, 2014 and December 31, 2013, the Company’s outstanding borrowings under the ING Facility was $25,000,000 and $16,000,000, respectively. For the three months ended March 31, 2014, our weighted average outstanding debt balance and interest rate on the ING Facility was $14,366,367 and 3.2%, respectively. For the year ended December 31, 2013, our weighted average debt balance and interest rate on the ING Facility was $1,008,219 and 0.2%, respectively.

Note 7. Agreements

Investment Advisory Agreement

On April 5, 2012, the Company entered into an investment advisory agreement (“IAA”) with SIC Advisors to manage the Company’s investment activities. The IAA became effective as of April 17, 2012, the date that the Company met its minimum offering requirement. Pursuant to the 1940 Act, the initial term of the IAA was for two years from its effective date, with one-year renewals subject to approval by the Company’s board of directors, a majority of whom must be independent directors. On March 12, 2014, the Company’s board of directors approved the renewal of the IAA for an additional one-year term at an in-person meeting. Pursuant to the IAA, SIC Advisors implements the Company’s business strategy on a day-to-day basis and performs certain services for the Company, subject to oversight by the Company’s board of directors. SIC Advisors is responsible for, among other duties, determining investment criteria, sourcing, analyzing and executing investment transactions, asset sales, financings and performing asset management duties. Under the IAA, the Company has agreed to pay SIC Advisors a management fee for investment advisory and management services consisting of a base management fee and an incentive fee.

The base management fee is calculated at an annual rate of 1.75% of the Company’s gross assets payable quarterly in arrears. For purposes of calculating the base management fee, the term “gross assets” includes any assets acquired with the proceeds of leverage. “Gross assets” also includes any cash collateral posted with respect to the TRS, adjusted for realized and unrealized appreciation. For the first quarter of the Company’s operations, the base management fee was calculated based on the initial value of the Company’s gross assets. Subsequently, the base management fee is calculated based on the gross assets at the end of each completed calendar quarter. Base management fees for any partial quarter are appropriately prorated. For the three months ended March 31, 2014 and March 31, 2013, the Company recorded an expense for base management fees of $1,142,771 and $245,499, and $1,142,771 and $814,655 were payable at March 31, 2014 and December 31, 2013, respectively.

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

For the three months ended March 31, 2014 and March 31, 2013, the Company recorded a provisional capital gains incentive fee of $112,491 and $148,636, respectively. As of March 31, 2014 and December 31, 2013, the Company recorded a provisional capital gains incentive fee payable of $295,480 and $182,989, respectively.

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

Pursuant to the terms of the IAA, the Company has agreed to reimburse SIC Advisors for any such organizational and offering expenses incurred by SIC Advisors not to exceed 1.25% of the gross subscriptions raised by the Company over the course of the offering period, which is currently scheduled to terminate April 17, 2015, unless further extended.

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

For the three months ended March 31, 2014 and the year ended December 31, 2013, SIC Advisors incurred organizational and offering costs of $1,077,448 and $1,066,517, respectively. Of the total $5,128,641 organizational and offering costs incurred from inception through March 31, 2014, $990,489 and $1,784,559 were reimbursed to SIC Advisors during the three months ended March 31, 2014 and the year ended December 31, 2013, respectively. For the three months ended March 31, 2014, $997,193 was reimbursed to SIC Advisors of which $33,311 relates to expense reimbursements incurred as of December 31, 2013 and of which, $26,607 has been accrued and is reflected in the consolidated statements of assets and liabilities as due to affiliate. The remaining unreimbursed amount will be eligible for reimbursement to the extent the Company receives subscriptions until April 16, 2014, which is the currently scheduled date that the offering period ends, unless it is extended. Organizational and offering expenses paid for by SIC Advisors and reimbursed by the Company will be expensed on the Company’s consolidated statements of operations.

Administration Agreement

On April 5, 2012, the Company entered into an administration agreement (the “Administration Agreement”) with Medley Capital LLC, with an initial term of two years pursuant to which Medley Capital LLC furnishes the Company with administrative services necessary to conduct its day-to-day operations. On March 12, 2014, the Company’s board of directors approved the renewal of the administration Agreement for an additional one-year term at an in-person meeting. Medley Capital LLC is reimbursed for administrative expenses it incurs on the Company’s behalf in performing its obligations. Such costs are reasonably allocated to the Company on the basis of assets, revenues, time records or other reasonable methods. The Company does not reimburse Medley Capital LLC for any services for which it receives a separate fee or for rent, depreciation, utilities, capital equipment or other administrative items allocated to a controlling person of Medley Capital LLC. Medley Capital LLC is an affiliate of SIC Advisors. For the three months ended March 31, 2014 and March 31, 2013, the Company recorded an expense of $228,216 and $138,090, of which $228,216 and $152,162 were payable at March 31, 2014 and December 31, 2013, respectively, relating to administrator expenses.

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

For the three months ended March 31, 2014 and March 31, 2013, the Company recorded Expense Support Reimbursements of $1,313,470 and $685,404, respectively, on the consolidated statements of operations, which includes $125,000 that SIC Advisors elected to reimburse on June 27, 2013 related to expenses from prior periods. Repayments of amounts paid by SIC Advisors to the Company under the Expense Support Agreement will be accrued as they become probable and estimable. As of March 31, 2014 and December 31, 2013, the Company recorded $2,939,318 and $2,592,989, respectively, in its consolidated statements of assets and liabilities as due from affiliate relating to the Expense Support and Reimbursement Agreement. From inception through March 31, 2014, the company did not record any reimbursement to SIC Advisors for Expense Support Reimbursements.

The following table provides information regarding liabilities incurred by SIC Advisors pursuant to the Expense Support Agreement as well as other information relating to the Company’s ability to reimburse SIC Advisors for such payments:

Quarter Ended	Amount of Expense Payment Obligation	Operating Expense Ratio(1)	Annualized Distribution Rate(2)	Eligible to be Repaid Through
June 30, 2012	$454,874	6.13%	8.00%	June 30, 2015
September 30, 2012	437,303	4.05%	8.00%	September 30, 2015
December 31, 2012	573,733	3.91%	8.00%	December 31, 2015
March 31, 2013	685,404	1.71%	8.00%	March 31, 2016
June 30, 2013	732,425	1.00%	7.84%	June 30, 2016
September 30, 2013	1,277,853	0.83%	7.84%	September 30, 2016
December 31, 2013	1,243,569	0.45%	7.84%	December 31, 2016
March 31, 2014	1,313,470	0.45%	7.80%	March 31, 2017

(1)

“Operating Expense Ratio” is as of the date the expense support payment obligation was incurred by our Advisor and includes all expenses borne by the Company, except for organizational and offering expenses, base management and incentive fees owed to SIC Advisors, and interest expense, as a percentage of net assets.

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

Note 9. Directors Fees

The Company’s independent directors receive an annual retainer fee of $30,000 and further receive a fee of $2,500 ($1,000 for telephonic attendance) for each regularly scheduled board meeting and a fee of $1,000 for each special board meeting and all committee meetings as well as reimbursement of reasonable and documented out-of-pocket expenses incurred in connection with attending each board or committee meeting. In addition, the chairman of the audit committee receives an annual retainer of $10,000, while the chairman of any other committee receives an annual retainer of $2,500. For the three months ended March 31, 2014 and March 31, 2013, the Company recorded directors’ fees expenses of $41,189 and $43,765, respectively, of which $31,589 and $0 was payable at March 31, 2014 and December 31, 2013, respectively.

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

The following table sets forth the computation of the weighted average basic and diluted net increase in net assets per share from operations for the three months ended March 31, 2014 and March 31, 2013:

	For the three months ended March 31,
Basic and diluted	2014	2013
Net increase in net assets from operations	$4,447,548	$1,391,187
Weighted average common shares outstanding	20,369,602	3,226,281
Earnings per common share-basic and diluted	$0.22	$0.43

Note 11. Commitments and Contingencies

The Company’s investment portfolio may contain debt investments that are in the form of lines of credit and unfunded delayed draw commitments, which require the Company to provide funding when requested by portfolio companies in accordance with the terms of the underlying loan agreements. As of March 31, 2014 the Company had two unfunded commitments under loan and financing agreements. As of December 31, 2013 the Company had no unfunded commitments under loan and financing agreements.

	As of
	March 31, 2014	December 31, 2013
Access Media 3, Inc.	$24,908	$—
Response Team Holdings, LLC	1,111,111	—

Total	$1,136,019	$—

Note 12. Distributions and Share Repurchase Plan Distributions

Dividends and distributions to common stockholders are recorded on the ex-dividend date. The amount to be paid out as a dividend is determined by the Company’s board of directors.

The Company has adopted an “opt in” distribution reinvestment plan (“DRIP”) pursuant to which the Company’s common stockholders may elect to have the full amount of any cash distributions reinvested in additional shares of the Company’s common stock. As a result, if the Company declares a cash dividend or other distribution, each stockholder that has “opted in” to the Company’s reinvestment plan will have their distributions automatically reinvested in additional shares of the Company’s common stock rather than receiving cash distributions. Stockholders who receive distributions in the form of shares of common stock will be subject to the same federal, state and local tax consequences as if they received cash distributions. For the three months ended March 31, 2014, the Company distributed a total of $4,201,611, of which, $2,370,419 was in cash and $1,831,192 was in the form of common shares associated with the DRIP. For the quarter ended March 31, 2013, the Company distributed a total of $644,868 of which, $492,004 was in cash and $152,864 was in the form of common shares associated with the DRIP.

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

On March 12, 2014, the Company offered to repurchase up to 120,816 shares at a price per share of $9.18, which represented the Company’s net asset value per share as of December 31, 2013.

Note 13. Financial Highlights

The following is a schedule of financial highlights of the Company for the three months ended March 31:

	2014	2013
Per Share Data:(1)
Net asset value at beginning of period	$9.18	$8.96
Net investment income/(loss)	0.12	0.17
Net realized gains/(losses) on investments and total return swap	0.08	0.03
Net unrealized appreciation/(depreciation) on investments and total return swap	0.02	0.22

Net increase/(decrease) in net assets	0.22	0.42
Distributions declared from net investment income(2)	(0.12)	(0.17)
Distributions from net realized capital gains	(0.08)	(0.03)

Total distributions to stockholders	(0.20)	(0.20)
Issuance of common stock above net asset value(3)	—	—
Net asset value at end of period	9.20	9.18
Total return based on net asset value(4)(5)	2.39%	4.73%
Portfolio turnover rate	29.17%	10.83%
Shares outstanding at end of period	24,767,652	3,874,385
Net assets at end of period	227,829,509	35,578,291
Ratio/Supplemental Data (annualized):
Ratio of net investment income/(loss) to average net assets(5)	5.47%	7.63%
Ratio of net expenses (including incentive fees) to average net assets(5)	4.62%	7.48%
Ratio of incentive fees to average net assets	0.25%	2.12%
Supplemental data (annualized):
Ratio of operating expenses to average net assets	4.37%	5.36%
Ratio of interest and financing related expenses to average net assets	0.36%	0.41%

(1)	The per share data was derived by using the weighted average shares outstanding during the three months ended March 31, 2014 and March 31, 2013, which were 20,369,602 and 3,226,281, respectively.
(2)	The per share data for distributions is the actual amount of paid distributions per share during the period.
(3)

Shares issued under the DRIP (see Note 12) as well as the continuous issuance of shares of common stock may cause on incremental increase/decrease in net asset value per share due to the effect of issuing shares at amounts that differ from the prevailing net asset value at each issuance.

(4)	Total annual returns are historical and assume reinvestments of all dividends and distributions at prices obtained under the Company’s dividend reinvestment plan, and no sales charge.
(5)

Total returns, ratios of net investment income/(loss), and ratios of net expenses to average net assets for the three months ended March 31, 2014 and March 31, 2013 prior to the effect of the Expense Support and Reimbursement Agreement were as follows: total return 1.80% and (2.71%), ratio of net investment income/(loss): 2.61% and (2.24%) and ratio of net expenses to average net assets: 7.56% and 17.95%, respectively.

Note 14. Subsequent Events

Management has evaluated subsequent events through the date of issuance of the consolidated financial statements included herein. There have been no subsequent events that occurred during such period that would require disclosure in this Form 10-Q or would be required to be recognized in the consolidated financial statements as of and for the three months ended March 31, 2014, except as disclosed below.

The Company issued common shares and received gross proceeds of approximately $30.8 million subsequent to March 31, 2014.

On April 28, 2014, the Company repurchased 9,835 shares in connection with the repurchase approved on March 12, 2014.

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

Overview

We are an externally managed non-diversified closed-end management investment company that has elected to be treated as a BDC under the 1940 Act. We are externally managed by SIC Advisors LLC, or SIC Advisors, which is a registered investment adviser under the Advisers Act. SIC Advisors is responsible for sourcing potential investments, conducting due diligence on prospective investments, analyzing investment opportunities, structuring investments and monitoring our portfolio on an ongoing basis. In addition, we have elected and intend to qualify to be treated, for U.S. federal income tax purposes, as a RIC under subchapter M of the Code.

On April 17, 2012 we successfully reached the minimum escrow requirement and officially commenced operations by receiving gross proceeds of $10 million in exchange for 1,108,033.24 shares of our common stock sold to SIC Advisors. As of March 31, 2014, we have combined proceeds, as well as a modest amount of leverage through a revolving credit facility with ING Capital LLC, which we have used to invest $215.6 million across 49 transactions.

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

Our investment objective is to generate current income and, to a lesser extent, long-term capital appreciation. We intend to meet our investment objective by investing primarily in the debt of privately owned U.S. companies with a focus on senior secured debt, second lien debt and, to a lesser extent, subordinated debt. We will originate transactions sourced through SIC Advisors’ network, and expect to acquire debt securities through the secondary market. Our debt investments may take the form of corporate loans or bonds, may be secured or unsecured and may, in some cases, be accompanied by warrants, options or other forms of equity participation. We may separately purchase common or preferred equity interests in transactions.

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

Expenses

Our primary annual operating expenses consist of the payment of advisory fees and the reimbursement of expenses under our Investment Advisory Agreement with SIC Advisors (the “Investment Advisory Agreement”) and our Administration Agreement with Medley Capital LLC (the “Administration Agreement”). We bear other expenses, which include, among other things:

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

Portfolio and Investment Activity

As of March 31, 2014, our portfolio consisted of investments in 49 portfolio companies with a fair value of $215.8 million, and was comprised of 37.4% Senior Secured first lien term loans, 44.3% Senior Secured second lien term loans, 16.2% Senior Secured first lien notes, 0.8% Senior Secured second lien notes and 1.3% warrants and equity.

As of December 31, 2013, our portfolio consisted of investments in 49 portfolio companies with a fair value of $137.8 million, and was comprised of 20.8% Senior Secured first lien term loans, 41.0% Senior Secured second lien term loans, 34.4% senior secured notes, 3.8% Senior Secured second lien notes and 0.0% warrants.

As of March 31, 2014, our income-bearing investment portfolio, which represented 99.9% of our total portfolio, had a weighted average yield based upon the cost of our portfolio investments of approximately 9.79%, and 21.4% of our income-bearing portfolio bore interest based on fixed rates, and 78.6% of our income-bearing portfolio bore interest on floating rates, such as LIBOR.

As of December 31, 2013, our income-bearing investment portfolio, which represented 99.9% of our total portfolio, had a weighted average yield based upon the cost of our portfolio investments of approximately 9.9%, and 43.3% of our income-bearing portfolio bore interest based on fixed rates, and 56.7% of our income-bearing portfolio bore interest on floating rates, such as LIBOR.

The following table summarizes the amortized cost and the fair value of investments as of March 31, 2014:

	Amortized Cost	Percentage	Fair Value	Percentage
Senior secured first lien term loans	$80,619,234	37.4%	$80,592,035	37.3%
Senior secured first lien notes	34,909,073	16.2	34,687,914	16.1
Senior secured second lien term loans	95,611,748	44.3	96,025,902	44.5
Senior secured second lien notes	1,626,845	0.8	1,702,754	0.8
Warrants/Equity	2,810,655	1.3	2,837,127	1.3

Total	$215,577,555	100.0%	$215,845,732	100.0%

The following table summarizes the amortized cost and the fair value of investments, not including cash as of December 31, 2013:

	Amortized Cost	Percentage	Fair Value	Percentage
Senior secured first lien term loans	$28,617,156	20.9%	$28,583,326	20.8%
Senior secured first lien notes	47,352,921	34.5	47,427,311	34.4
Senior secured second lien term loans	56,224,549	40.9	56,481,247	41.0
Senior secured second lien notes	5,108,477	3.7	5,254,676	3.8
Warrants/Equity	29,173	—	54,977	—

Total	$137,332,276	100.0%	$137,801,537	100.0%

Our portfolio composition, based on fair value, including the value of the TRS underlying loans, at March 31, 2014 was as follows:

	Percentage of Total Investments	Weighted Average Current Yield for Total Investments
Senior Secured First Lien Term Loans	34.1%	9.1%
Senior Secured First Lien Notes	14.7	10.4
Senior Secured Second Lien Term Loans	40.7	10.5
Senior Secured Second Lien Notes	0.7	9.2
Equity/Warrants	9.8	24.4

Total	100.0%	11.4%

The following table shows the portfolio composition by industry grouping, including the TRS underlying loans, based on fair value at March 31, 2014:

	Investments at Fair Value(1)	Percentage of Total Portfolio(1)	Value of TRS Underlying Loans	Percentage of TRS Underlying Loans	Total Investments at Fair Value including the value of TRS Underlying Loans	Percentage of Total Portfolio Including the value of TRS Underlying Loans
Oil and Gas	$33,302,982	15.4%	$4,417,049	6.0%	$37,720,031	13.1%
Retail Stores	21,752,714	10.1	8,963,760	12.1	30,716,474	10.6
Healthcare, Education, and Childcare	22,297,197	10.3	7,053,555	9.5	29,350,752	10.2
Electronics	16,083,590	7.5	10,797,840	14.6	26,881,430	9.3
Aerospace and Defense	13,851,644	6.4	4,950,493	6.7	18,802,137	6.5
Cargo Transport	11,226,381	5.2	7,025,255	9.5	18,251,636	6.3
Telecommunications	14,167,832	6.6	2,018,760	2.7	16,186,592	5.6
Automobile	13,564,440	6.3	1,995,868	2.7	15,560,308	5.4
Buildings and Real Estate	13,892,240	6.4	—	—	13,892,240	4.8
Chemicals, Plastics and Rubber	12,673,087	5.9	—	—	12,673,087	4.4
Hotels, Motels, Inns, and Gaming	5,775,000	2.7	4,926,260	6.7	10,701,260	3.7
Finance	9,143,725	4.2	—	—	9,143,725	3.2
Diversified Conglomerate Service			8,269,065	11.2	8,269,065	2.9
Containers, Packaging, and Glass	7,841,596	3.6	1,005,000	1.4	8,846,596	2.7
Broadcasting and Entertainment	2,308,883	1.1	4,016,014	5.4	6,324,897	2.2
Printing and Publishing			6,049,734	8.2	6,049,734	2.1
Business Services	5,874,379	2.7	—	—	5,874,379	2.0
Beverage, Food and Tobacco	4,146,779	1.9	—	—	4,146,779	1.4
Personal and Nondurable Consumer Products (Manufacturing Only)	3,886,120	1.8	—	—	3,886,120	1.3
Leisure, Amusement, Motion Pictures, Entertainment	2,019,820	0.9	—	—	2,019,820	0.7
Personal, Food and Miscellaneous			1,522,500	2.1	1,522,500	0.5
Mining, Steel, Iron and Nonprecious Metals	1,086,579	0.5	—	—	1,086,579	0.4
Insurance			1,001,250	1.4	1,001,250	0.3
Grocery	950,744	0.4	—	—	950,744	0.3

Total	$215,845,732	100.0%	$74,012,403	100%	$289,858,135	100.0%

(1)	Does not include TRS underlying loans

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

Some loss of principal is expected.

The following table shows the distribution of our investments, not including cash, on the 1 to 5 investment performance rating scale at fair value as of March 31, 2014:

	March 31, 2014		December 31, 2013
Investment Performance Rating	Investments at Fair Value	Percentage	Investments at Fair Value	Percentage
1	$2,189,359	1.0%	$2,198,601	1.6%
2	213,338,228	98.9	99,713,280	98.2
3	—	—	—	0.2
4	—	—	—	—
5	318,145	0.1	322,745	—

Total	$215,845,732	100.0%	$137,801,537	100.0%

Results of Operations

Operating results for the three months ended March 31, 2014 and 2013 are as follows:

	For the three months ended March 31
	2014	2013
Total investment income	$4,596,214	$1,058,077
Total expenses, net	2,103,565	523,844
Net investment income/(loss)	2,492,649	534,233
Net realized gain/(loss) on investments and total return swap	1,708,962	110,635
Net unrealized gain/(loss) on investments and total return swap	245,937	746,319

Net increase/(decrease) in net assets resulting from operations	$4,447,548	$1,391,187

Investment Income

For the three months ended March 31, 2014, investment income totaled $4,596,214, of which $3,757,861 was attributable to portfolio interest, $834,649 was attributable to other fee income, and $3,704 was attributable to PIK interest. For the three months ended March 31, 2013, investment income totaled $1,058,077, of which $993,105 was attributable to portfolio interest, $64,710 was attributable to other fee income, and $262 to interest earned on cash.

Operating Expenses

Operating expenses for the three months ended March, 2014 and 2013 were as follows:

	For the three months ended March 31
	2014	2013
Base management fees	$1,142,771	$245,499
Provisional incentive fees	112,491	148,636
Administrator expenses	228,216	138,090
Professional fees	255,328	295,276
Interest and financing expenses	163,401	28,645
Insurance expense	24,327	—
Directors fees	41,189	43,765
Organizational and offering costs reimbursed to an affiliate	983,785	178,167
General and administrative expenses	465,527	131,170

Expenses before expense reimbursement	$3,417,035	$1,209,248

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

As of March 31, 2014, we recorded $2,939,318 in our statements of assets and liabilities as due from affiliate relating to the Expense Support Agreement. For the three months ended March 31, 2014, we recorded an expense reimbursement of $1,313,470 on the statement of operations. Expense reimbursements to SIC Advisors will be accrued as they become probable and estimable. For the three months ended March 31, 2014, we did not record any expense reimbursements to SIC Advisors. As of December 31, 2013, we recorded $2,592,989 in our statement of assets and liabilities as due from affiliate relating to the Expense Support Agreement. For the three months ended March 31, 2013, we recorded an expense reimbursement of $685,404 on the statement of operations. For the three months ended March 31, 2013 we did not record any expense reimbursements to SIC Advisors.

For the three months ended March 31, 2013, total expense reimbursement from SIC Advisors pursuant to the Expense Support and Reimbursement Agreement was $685,404 and net expenses after taking into account the expense reimbursement from SIC Advisors, was $523,844.

For the three months ended March 31, 2014 total expense reimbursement from SIC Advisors pursuant to the Expense Support and Reimbursement Agreement was $1,313,470 and net expenses after taking into account the expense reimbursement from SIC Advisors, was $2,103,565.

Net Realized Gains/Losses from Investments

We measure realized gains or losses by the difference between the net proceeds from the disposition and the amortized cost basis of an investment, without regard to unrealized gains or losses previously recognized.

During the quarter ended March 31, 2014, we recognized $1,708,962 in net realized gains on total investments. During the quarter ended March 31, 2013, we recognized $110,635 of realized gains on our portfolio investments.

Net Unrealized Appreciation/Depreciation on Investments

Net change in unrealized appreciation on investments reflects the net change in the fair value of our total investments. For the quarter ended March 31, 2014, we had unrealized appreciation of $245,937 on total investments. For the quarter ended March 31, 2013, we had unrealized appreciation of $746,319 on our portfolio investments.

Changes in Net Assets from Operations

For the three months ended March 31, 2014, we recorded a net increase in net assets resulting from operations of $4,457,548 compared to a net increase in net assets resulting from operations of $1,391,187 for the three months ended March 31, 2013. Based on 20,369,602 and 3,226,281 weighted average common shares outstanding for the three months ended March 31, 2014 and 2013, respectively, our per share net increase in net assets resulting from operations was $0.22 for the three months ended March 31, 2014 compared to a per share net increase in net assets from operations of $0.43 for the three months ended March 31, 2013.

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

As of March 31, 2014, we had $11,427,035 in cash. In the future, we may generate cash from future offerings of securities, future borrowings and cash flows from operations, including interest earned from the temporary investment of cash in U.S. government securities and other high-quality debt investments that mature in one year or less. Our primary use of funds is investments in our targeted asset classes, cash distributions to our stockholders, and other general corporate purposes.

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

On December 4, 2013, we entered into a three-year senior secured syndicated revolving credit facility with a one-year term out period (the “ING Facility”) pursuant to a Senior Secured Revolving Credit Agreement (the “Revolving Credit Agreement”) with certain lenders party thereto from time to time and ING Capital LLC, as administrative agent. The ING Facility matures on December 4, 2017 and is secured by substantially all of our assets, subject to certain exclusions as further set forth in a Guarantee, Pledge and Security Agreement (the “Security Agreement”) entered into in connection with the Revolving Credit Agreement, among us, the Subsidiary Guarantors party thereto, ING Capital LLC, as Administrative Agent, each Financial Agent and Designated Indebtedness Holder party thereto and ING Capital LLC, as Collateral Agent. The ING Facility also includes usual and customary representations, covenants and events of default for senior secured revolving credit facilities of this nature. As of March 31, 2014, our borrowings under the ING Facility totaled $25,000,000 and were recorded as revolving credit facility payable on our consolidated statements of assets and liabilities.

Contractual Obligations and Off-Balance Sheet Arrangements

We have entered into certain contracts under which we have material future commitments. On April 5, 2012, we entered into the Investment Advisory Agreement with SIC Advisors in accordance with the 1940 Act. The Investment Advisory Agreement became effective as of April 17, 2012, the date that we met the minimum offering requirement. Pursuant to the 1940 Act, the initial term of the Investment Advisory Agreement was for two years from its effective date, with one-year renewals subject to approval by our board of directors, a majority of whom must be independent directors. On March 12, 2014, the board of directors approved the renewal of the Investment Advisory Agreement for an additional one-year term at an in-person meeting. SIC Advisors serves as our investment advisor in accordance with the terms of the Investment Advisory Agreement. Payments under our Investment Advisory Agreement in each reporting period consist of (i) a management fee equal to a percentage of the value of our gross assets and (ii) an incentive fee based on our performance.

On April 5, 2012, we entered into the Administration Agreement with Medley Capital LLC with an initial term of two years, pursuant to which Medley Capital LLC furnishes us with administrative services necessary to conduct our day-to-day operations. On March 12, 2014, the board of directors approved the renewal of the

Administration Agreement for an additional one-year term at an in-person meeting. Medley Capital LLC is reimbursed for administrative expenses it incurs on our behalf in performing its obligations. Such costs are reasonably allocated to us on the basis of assets, revenues, time records or other reasonable methods. We do not reimburse Medley Capital LLC for any services for which it receives a separate fee or for rent, depreciation, utilities, capital equipment or other administrative items allocated to a controlling person of Medley Capital LLC.

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

Our derivative asset due from Citibank, net of amounts available for offset under a master netting agreement as of March 31, 2014 was $298,557, which is recorded on the consolidated statements of assets and liabilities as receivable due on total return swap.

Transactions in total return swap contracts during the quarter ended March 31, 2014 were $438,709 in realized gains and $447,021 in unrealized gains, which is recorded on the consolidated statements of operations.

For the three months ended March 31, 2014, the average notional par amount of total return swap contracts was $44,836,562.

Distributions

We have elected and intend to continue to qualify to be treated, for U.S. federal income tax purposes, as a RIC under subchapter M of the Code. To obtain and maintain RIC tax treatment, we must, among others things, distribute at least 90% of our net ordinary income and net short-term capital gains in excess of net long-term capital losses, if any, to our stockholders. In order to avoid certain excise taxes imposed on RICs, we must distribute during each calendar year an amount at least equal to the sum of: (i) 98% of our ordinary income for the calendar year, (ii) 98.2% of our capital gains in excess of capital losses for the one-year period generally ending on October 31 of the calendar year (unless an election is made by us to use our taxable year) and (iii) any ordinary income and net capital gains for preceding years that were not distributed during such years and on which we paid no federal income tax.

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

Subject to our board of directors’ discretion and applicable legal restrictions, we expect to authorize and pay monthly distributions to our stockholders. Any distributions to our stockholders will be declared out of assets legally available for distribution. We expect to continue making monthly distributions unless our results of operations, our general financial condition, general economic conditions, or other factors prohibit us from doing so. From time to time, but not less than quarterly, we will review our accounts to determine whether distributions to our stockholders are appropriate. We have not established limits on the amount of funds we may use from available sources to make distributions. We expect that for a significant time after the commencement of this offering, substantially all of our distributions will result from expense support payments made by SIC Advisors that may be subject to repayment by us within three years. The purpose of this arrangement is to avoid such distributions being characterized as returns of capital for GAAP purposes. We may still have distributions which could be characterized as a return of capital for tax purposes. Such distributions are not based on our investment performance and can only be sustained if we achieve positive investment performance in future periods and/or SIC Advisors continues to make Expense Support Payments under the Expense Support Agreement. Any future reimbursements to SIC Advisors will reduce the distributions that may otherwise be available for distribution to stockholders. There can be no assurance that we will achieve the performance necessary to sustain our distributions or that we will be able to pay distributions at all. SIC Advisors has no obligation to make Expense Support Payments pursuant to the Expense Support Agreement after December 31, 2013, unless the Expense Support Agreement is extended. For the three months ended March 31, 2014 and 2013, if Expense Support Payments of $1,313,470 and $685,404, respectively were not made by SIC Advisors, 100% percent of the distributions would have been a return of capital.

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

We have entered into an Administration Agreement with Medley Capital LLC, pursuant to which Medley Capital LLC furnishes us with administrative services necessary to conduct our day-to-day operations. Medley Capital LLC is reimbursed for administrative expenses it incurs on our behalf. We do not reimburse Medley Capital LLC for any services for which it receives a separate fee or for rent, depreciation, utilities, capital equipment or other administrative items allocated to a controlling person of Medley Capital LLC. Medley Capital LLC is an affiliate of SIC Advisors.

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

We will value the TRS in accordance with the TRS Agreement. Pursuant to the TRS Agreement, the value of the TRS will be based on the increase or decrease in the value of the assets underlying the TRS, together with accrued interest income, interest expense and certain other expenses incurred under the TRS. The assets underlying the TRS will be valued by Citibank. Citibank will base its valuation on the indicative bid prices provided by an independent third-party pricing service. Bid prices reflect the highest price that market participants may be willing to pay. These valuations will be sent to us for review and testing. Our board of directors will review and approve the value of the TRS, as well as the value of the assets underlying the TRS, on a quarterly basis as part of their quarterly determination of net asset value. To the extent our board of directors has any questions or concerns regarding the valuation of the assets underlying the TRS, such valuation will be discussed or challenged pursuant to the terms of the TRS. For additional disclosures on the TRS, see “—Financial Condition, Liquidity and Capital Resources — Total Return Swap.”

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

Item 3: Quantitative and Qualitative Disclosures About Market Risk.

We are subject to financial market risks, including changes in interest rates. Under the terms of the TRS between Arbor and Citibank, Arbor will pay fees to Citibank at a floating rate based on LIBOR in exchange for the right to receive the economic benefit of a portfolio of assets having a maximum notional amount of $200,000,000. We expect any future credit facilities, total return swap agreements or other financing arrangements that we or any of our subsidiaries may enter into will also be based on a floating interest rate. As a result, we are subject to risks relating to changes in market interest rates. In periods of rising interest rates, when we or our subsidiaries have debt outstanding or swap agreements in effect, our cost of funds would increase, which could reduce our net investment income, especially to the extent we hold fixed rate investments.

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

Change In Internal Control Over Financial Reporting

No change occurred in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the three months ended March 31, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II — Other Information

Item 1:	Legal Proceedings.

We are not currently subject to any legal proceedings, nor, to our knowledge, are any legal proceedings threatened against us or our subsidiaries.

Item 1A:	Risk Factors.

Economic recessions or downturns may have a material adverse effect on our business, financial condition and results of operations, and could impair the ability of our portfolio companies to repay loans.

Economic recessions or downturns may result in a prolonged period of market illiquidity which could have a material adverse effect on our business, financial condition and results of operations. Unfavorable economic conditions also could increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. These events could limit our investment originations, limit our ability to grow and negatively impact our operating results.

In addition, to the extent that recessionary conditions return, the financial results of small and mid-sized companies, like those in which we invest, will likely experience deterioration, which could ultimately lead to difficulty in meeting debt service requirements and an increase in defaults. Additionally, the end markets for certain of our portfolio companies’ products and services would likely experience negative economic trends. The performances of certain of our portfolio companies have been, and may continue to be, negatively impacted by these economic or other conditions, which may ultimately result in our receipt of a reduced level of interest income from our portfolio companies and/or losses or charge offs related to our investments, and, in turn, may adversely affect distributable income. Further, adverse economic conditions may decrease the value of collateral securing some of our loans and the value of our equity investments. As a result, we may need to modify the payment terms of our investments, including changes in payment-in-kind interest provisions and/or cash interest rates. These factors may result in our receipt of a reduced level of interest income from our portfolio companies and/or losses or charge offs related to our investments, and, in turn, may adversely affect distributable income and have a material adverse effect on our results of operations.

Further downgrades of the U.S. credit rating, impending automatic spending cuts or another government shutdown could negatively impact our liquidity, financial condition and earnings.

Recent U.S. debt ceiling and budget deficit concerns, together with signs of deteriorating sovereign debt conditions in Europe, have increased the possibility of additional credit-rating downgrades and economic slowdowns. Standard & Poor’s Ratings Services lowered its long-term sovereign credit rating on the United States, or the US, from “AAA” to “AA+” in August 2011. Although U.S. lawmakers passed legislation to raise the federal debt ceiling on multiple occasions, ratings agencies have lowered or threatened to lower the long-term sovereign credit rating on the United States. The impact of this or any further downgrades to the U.S. government’s sovereign credit rating or its perceived creditworthiness could adversely affect the U.S. and global financial markets and economic conditions. Absent further quantitative easing by the Federal Reserve, these developments could cause interest rates and borrowing costs to rise, which may negatively impact our ability to access the debt markets on favorable terms. In addition, disagreement over the federal budget has caused the U.S. federal government to shut down for periods of time. Continued adverse political and economic conditions could have a material adverse effect on our business, financial condition and results of operations.

Global economic, political and market conditions may adversely affect our business, results of operations and financial condition, including our revenue growth and profitability.

The current worldwide financial market situation, as well as various social and political tensions in the United States and around the world, may continue to contribute to increased market volatility, may have long-term effects on the United States and worldwide financial markets, and may cause further economic uncertainties or deterioration in the United States and worldwide. Since 2010, several European Union (“EU”) countries, including Greece, Ireland, Italy, Spain, and Portugal, have faced budget issues, some of which may have negative long-term effects for the economies of those countries and other EU countries. There is continued concern about national-level support for the Euro and the accompanying coordination of fiscal and wage policy among European Economic and Monetary Union member countries. In addition, the fiscal policy of foreign nations, such as China, may have a severe impact on the worldwide and United states financial markets. Moreover, there are concerns that the recent economic slowdown in China could have a negative impact on markets throughout the world. We do not know how long the financial markets will continue to be affected by these events and cannot predict the effects of these or similar events in the future on the United States economy and securities markets or on our investments. We monitor developments and seek to manage our investments in a manner consistent with achieving our investment objective, but there can be no assurance that we will be successful in doing so.

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

Dated: May 8, 2014	Sierra Income Corporation.

	By	/s/ Seth Taube
Seth Taube Chief Executive Officer (Principal Executive Officer)

Dated: May 8, 2014	By	/s/ Richard T. Allorto, Jr.
Richard T. Allorto, Jr. Chief Financial Officer (Principal Accounting and Financial Officer)