Form 10-Q
period 2014-06-30
Sierra Income Corp
filed 2014-08-06
CIK 1523526

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2014

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

As of August 6, 2014, the Registrant had 38,704,353 shares of common stock, $0.001 par value, outstanding.

Sierra Income Corporation

Consolidated Statements of Assets and Liabilities

	As of
	June 30, 2014	December 31, 2013
	(unaudited)
ASSETS
Non-controlled/non-affiliated investments, at fair value (amortized cost of $328,287,381 and $137,332,276, respectively)	$329,329,420	$137,801,537
Cash collateral on total return swap (Note 5)	42,260,341	6,706,159
Cash	15,543,088	34,939,948
Unsettled trades receivable	5,655,000	496,250
Due from affiliate (Note 7)	5,128,780	2,592,989
Interest receivable	2,319,338	1,989,128
Deferred financing costs	1,306,767	1,150,139
Unrealized appreciation on total return swap (Note 5)	1,269,417	351,396
Receivable due on total return swap (Note 5)	1,102,819	155,317
Prepaid expenses and other assets	209,916	23,975

Total assets	$404,124,886	$186,206,838

LIABILITIES
Revolving credit facility payable	$60,000,000	$16,000,000
Unsettled trades payable	21,373,750	15,492,500
Management fee	1,768,046	814,655
Accounts payable and accrued expenses	819,265	495,893
Provisional incentive fee	622,566	182,989
Interest payable	444,653	33,055
Administrator fees	272,579	152,162
Directors fees	73,235	—
Due to affiliate	54,753	33,311

Total liabilities	$85,428,847	$33,204,565

Commitments (Note 11)

NET ASSETS
Common shares, par value $.001 per share, 250,000,000 common shares authorized, 34,455,001 and 16,663,500 common shares issued and outstanding, respectively	$34,455	$16,664
Capital in excess of par value	316,738,088	152,552,912
Accumulated net realized gain/(loss) (distribution in excess of net realized gain/(loss)) from investments and total return swap	(138,783)	(138,783)
Distributions in excess of net investment income	(249,177)	(249,177)
Net unrealized appreciation on investments and total return swap	2,311,456	820,657

Total net assets	318,696,039	153,002,273

Total liabilities and net assets	$404,124,886	$186,206,838

NET ASSET VALUE PER SHARE	$9.25	$9.18

See accompanying notes to the consolidated financial statements.

Sierra Income Corporation

Consolidated Statements of Operations

	For the three months ended June 30,		For the six months ended June 30,
	2014	2013	2014	2013
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
INVESTMENT INCOME
Interest from non-controlled/non-affiliated investments	$6,055,653	$1,461,355	$9,813,514	$2,454,460
Other fee income	653,728	64,750	1,488,377	129,460
Paid-in-kind interest income	104,443	—	108,147	—
Interest from cash	—	179	—	441

Total investment income	6,813,824	1,526,284	11,410,038	2,584,361

EXPENSES
Base management fee	1,768,047	358,389	2,910,818	603,888
Organizational and offering costs reimbursed to SIC Advisors (Note 7)	1,224,673	280,353	2,208,458	458,520
General and administrative expenses	588,338	118,445	1,053,865	222,716
Interest and financing expenses	506,299	36,850	669,700	65,495
Professional fees	250,370	192,949	505,698	488,225
Administrator expenses	272,579	158,824	500,795	296,914
Provisional incentive fee	326,458	(114,528)	438,949	34,108
Offering costs	190,100	—	190,100	—
Directors fees	41,646	41,875	82,835	85,640
Insurance expenses	32,261	31,432	56,588	58,331

Total gross expenses	5,200,771	1,104,589	8,617,806	2,313,837
Expense support reimbursement (Note 7)	(2,143,066)	(732,424)	(3,456,536)	(1,417,828)

Net expenses	3,057,705	372,165	5,161,270	896,009

NET INVESTMENT INCOME	3,756,119	1,154,119	6,248,768	1,688,352

Net realized gain/(loss) from investments	861,569	(1,427)	2,131,822	109,208
Net realized gain on total return swap (Note 5)	1,372,779	—	1,811,488	—
Net change in unrealized appreciation/(depreciation) on investments	773,862	(662,689)	572,778	83,630
Net change in unrealized appreciation/(depreciation) on total return swap (Note 5)	471,000	—	918,021	—

Net gain/(loss) on investments and total return swap	3,479,210	(664,116)	5,434,109	192,838

NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS	$7,235,329	$490,003	$11,682,877	$1,881,190

WEIGHTED AVERAGE — BASIC AND DILUTED EARNINGS PER COMMON SHARE	$0.25	$0.09	$0.47	$0.45
WEIGHTED AVERAGE — BASIC AND DILUTED NET INVESTMENT INCOME PER COMMON SHARE	$0.13	$0.22	$0.25	$0.40
WEIGHTED AVERAGE COMMON STOCK OUTSTANDING — BASIC AND DILUTED (Note 10)	29,185,996	5,150,372	24,802,153	4,193,642
DIVIDENDS DECLARED PER COMMON SHARE	$0.20	$0.20	$0.40	$0.40

See accompanying notes to the consolidated financial statements.

Sierra Income Corporation

Consolidated Statements of Changes in Net Assets

	For the six months ended June 30,
	2014	2013
	(unaudited)	(unaudited)
INCREASE FROM OPERATIONS
Net investment income	$6,248,768	$1,688,352
Net realized gain on investments	2,131,822	109,208
Net realized gain on total return swap (Note 5)	1,811,488	—
Net change in unrealized appreciation/(depreciation) on investments	572,778	83,630
Net change in unrealized appreciation/(depreciation) on total return swap (Note 5)	918,021	—

Net increase in net assets resulting from operations	11,682,877	1,881,190

SHAREHOLDER DISTRIBUTIONS
Distributions from net realized gains	(3,943,310)	(110,635)
Distributions from net investment income (Note 2)	(6,248,768)	(1,563,353)

Net decrease in net assets from shareholder distributions	(10,192,078)	(1,673,988)

COMMON SHARE TRANSACTIONS
Issuance of common shares, net of underwriting costs	159,934,090	32,930,878
Issuance of common shares pursuant to distribution reinvestment plan	4,550,252	450,747
Repurchase of common shares	(281,375)	—

Net increase in net assets resulting from common share transactions	164,202,967	33,381,625

Total increase in net assets	165,693,766	33,588,827
Net assets at beginning of period	153,002,273	20,622,982

Net assets at end of period (including accumulated undistributed net investment income/(loss) of $(249,177) and $328,131, respectively)	$318,696,039	$54,211,809

Net asset value per common share	$9.25	$9.13
Common shares outstanding, beginning of period	16,663,500	2,300,573
Issuance of common shares	17,327,945	3,589,695
Issuance of common shares pursuant to distribution reinvestment plan	494,168	49,095
Repurchase of common shares	(30,612)	—

Common shares outstanding, end of period	34,455,001	5,939,363

See accompanying notes to the consolidated financial statements.

Sierra Income Corporation

Consolidated Statements of Cash Flows

	For the six months ended June 30,
	2014	2013
	(unaudited)	(unaudited)
Cash flows from operating activities
NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS	$11,682,877	$1,881,190
ADJUSTMENT TO RECONCILE NET INCREASE/(DECREASE) IN NET ASSETS FROM OPERATIONS TO NET CASH USED IN OPERATING ACTIVITIES
Paid-in-kind interest income	(108,147)	(580)
Net amortization of premium on investments	4,497	3,774
Amortization of deferred financing costs	(156,628)	—
Net realized gain on investments	(2,131,822)	(109,208)
Net change in unrealized appreciation/(depreciation) on investments	(572,778)	(83,630)
Net change in unrealized appreciation/(depreciation) on total return swap (Note 5)	(918,021)	—
Purchases of investments	(261,077,040)	(60,520,596)
Proceeds from sale of investments and principal repayments	72,357,407	15,864,943
(Increase)/decrease in operating assets:
Cash collateral on total return swap (Note 5)	(35,554,182)	—
Unsettled trades receivable	(5,158,750)	(1,015,000)
Due from affiliate	(2,535,791)	(406,117)
Interest receivable	(330,210)	(547,958)
Receivable due on total return swap (Note 5)	(947,502)	—
Prepaid expenses and other assets	(185,941)	(19,929)
Increase/(decrease) in operating liabilities:
Unsettled trades payable	5,881,250	3,440,000
Management fee	953,391	187,072
Accounts payable and accrued expenses	323,372	18,365
Provisional incentive fee	439,577	34,107
Administrator fees	120,417	30,365
Interest payable	411,598	5,047
Directors fee	73,235	16,709
Due to affiliate	21,442	6,714

NET CASH USED IN OPERATING ACTIVITIES	(217,407,749)	(41,214,732)

Cash flows from financing activities
Borrowings under revolving credit facility	80,000,000	—
Repayments of revolving credit facility	(36,000,000)	—
Borrowings under prime broker margin account	—	5,749,895
Proceeds from issuance of common stock, net of underwriting costs	159,934,090	32,930,878
Payment of cash dividends	(5,641,826)	(1,223,241)
Repurchase of common shares	(281,375)	—

NET CASH PROVIDED BY FINANCING ACTIVITIES	198,010,889	37,457,532

TOTAL INCREASE/(DECREASE) IN CASH	(19,396,860)	(3,757,200)
CASH AT BEGINNING OF PERIOD	34,939,948	6,651,767

CASH AT END OF PERIOD	$15,543,088	$2,894,567

Supplemental Information
Cash paid during the period for interest	$258,102	$60,448
Supplemental non-cash information
Paid-in-kind interest income	$108,147	$580
Amortization of deferred financing costs	$156,628	$—
Net amortization of premium on investments	$(4,497)	$(3,774)
Issuance of common shares in connection with distribution reinvestment plan	$4,550,252	$450,747

See accompanying notes to the consolidated financial statements

Sierra Income Corporation

Consolidated Schedule of Investments

As of June 30, 2014

(unaudited)

Company(1)	Industry	Type of Investment	Maturity	Par/Share Amount	Cost	Fair Value	% of Net Assets(2)
Non-controlled/non-affiliated investments – 103.3%
Access Media 3, Inc.	Telecommunications	Senior Secured First Lien Term Loans 10.000%(3)(4)	10/22/2018	$6,975,092	$6,975,092	$6,975,092	2.2%

				6,975,092	6,975,092	6,975,092
Aderant North America, Inc.	Electronics	Senior Secured Second Lien Term Loans LIBOR + 8.750%, 1.250% Floor(3)(5)	6/20/2019	450,000	450,000	457,600	0.1%

				450,000	450,000	457,600
Alcatel — Lucent USA, Inc.(6) (7)	Telecommunications	Senior Secured First Lien Term Loans LIBOR + 3.500%, 1.000% Floor(5)	1/30/2019	985,000	981,027	982,442	0.3%

				985,000	981,027	982,442
ALG USA Holdings, Inc.	Leisure, Amusement, Motion Pictures, and Entertainment	Senior Secured Second Lien Term Loans LIBOR + 9.000%, 1.250% Floor(8)	2/28/2020	2,000,000	1,965,233	2,035,496	0.6%

				2,000,000	1,965,233	2,035,496
Allen Edmonds Corp.	Retail Stores	Senior Secured Second Lien Term Loans LIBOR + 9.000%, 1.000% Floor(3)(5)	5/27/2019	7,000,000	7,000,000	7,053,504	2.2%

				7,000,000	7,000,000	7,053,504
American Pacific Corp.	Chemicals, Plastics, and Rubber	Senior Secured First Lien Term Loans LIBOR + 6.000%, 1.000% Floor(8)	2/27/2019	7,980,000	7,923,288	7,955,023	2.5%

				7,980,000	7,923,288	7,955,023
Anaren, Inc.	Aerospace and Defense	Senior Secured First Lien Term Loans LIBOR + 4.500%, 1.000% Floor(8)	02/18/2021	3,980,000	3,941,748	3,930,055	1.2%

		Senior Secured Second Lien Term Loans LIBOR + 8.250%, 1.000% Floor(8)	08/18/2021	10,000,000	9,903,452	9,877,534	3.1%

				13,980,000	13,845,200	13,807,589
Ascensus, Inc.	Finance	Senior Secured Second Lien Term Loans LIBOR + 8.000%, 1.000% Floor(8)	12/2/2020	4,000,000	3,943,618	3,993,402	1.3%

				4,000,000	3,943,618	3,993,402
Associated Asphalt Partners, LLC	Chemicals, Plastics, and Rubber	Senior Secured First Lien Notes 8.500%(9)	2/15/2018	2,000,000	2,015,341	2,093,647	0.7%

				2,000,000	2,015,341	2,093,647
Atrium Innovations, Inc.(6)	Healthcare, Education, and Childcare	Senior Secured Second Lien Term Loans LIBOR + 6.750%, 1.000% Floor(8)	8/13/2021	5,000,000	4,976,042	5,087,051	1.6%

				5,000,000	4,976,042	5,087,051

See accompanying notes to consolidated financial statements.

Company(1)	Industry	Type of Investment	Maturity	Par/Share Amount	Cost	Fair Value	% of Net Assets(2)
Bennu Oil & Gas, LLC	Oil and Gas	Senior Secured Second Lien Term Loans LIBOR + 7.500%, 1.250% Floor(8)	11/1/2018	$5,553,224	$5,548,075	$5,563,157	1.7%

				5,553,224	5,548,075	5,563,157
Bon-Ton Stores, Inc.	Retail Stores	Senior Secured Second Lien Notes 10.625%	7/15/2017	1,698,000	1,630,532	1,712,314	0.5%

				1,698,000	1,630,532	1,712,314
Caesars Entertainment Operating Co., Inc.(6)	Hotels, Motels, Inns, and Gaming	Senior Secured First Lien Notes 11.250%(10)	6/1/2017	6,000,000	6,199,320	5,490,000	1.7%

				6,000,000	6,199,320	5,490,000
Charming Charlie, Inc.	Retail Stores	Senior Secured First Lien Term Loans LIBOR + 8.000%, 1.000% Floor(8)	1/9/2019	8,990,306	9,010,299	9,038,185	2.8%

				8,990,306	9,010,299	9,038,185
Collective Brands Finance, Inc.(6)(7)	Retail Stores	Senior Secured Second Lien Term Loans LIBOR + 7.500%, 1.000% Floor(11)	3/11/2022	6,000,000	6,019,591	5,990,743	1.9%

				6,000,000	6,019,591	5,990,743
ConvergeOne Holdings Corp.	Telecommunications	Senior Secured Second Lien Term Loans LIBOR + 8.000%, 1.000% Floor(3)(5)	6/17/2021	12,500,000	12,375,000	12,375,000	3.9%

				12,500,000	12,375,000	12,375,000
Cornerstone Chemical Company	Chemicals, Plastics, and Rubber	Senior Secured First Lien Notes 9.375%(9)	3/15/2018	2,500,000	2,599,775	2,648,863	0.8%

				2,500,000	2,599,775	2,648,863
Deltek, Inc.	Electronics	Senior Secured Second Lien Term Loans LIBOR + 8.750%, 1.250% Floor(8)	10/10/2019	3,000,000	2,979,736	3,090,000	1.0%

				3,000,000	2,979,736	3,090,000
Drew Marine Partners LP	Cargo Transport	Senior Secured Second Lien Term Loans LIBOR + 7.000%, 1.000% Floor(8)	5/19/2021	10,000,000	10,085,158	10,065,442	3.2%

				10,000,000	10,085,158	10,065,442
Dynamic Energy Services International, LLC	Oil and Gas	Senior Secured First Lien Term Loans LIBOR + 8.500%, 1.000% Floor(3)(5)	3/6/2018	9,875,000	9,875,000	9,838,958	3.1%

				9,875,000	9,875,000	9,838,958
EarthLink, Inc.(6)	Telecommunications	Senior Secured First Lien Notes 7.375%(9)(10)	6/1/2020	2,450,000	2,438,391	2,578,625	0.8%

				2,450,000	2,438,391	2,578,625
Encompass Digital Media, Inc.(7)	Broadcasting and Entertainment	Senior Secured Second Lien Term Loans Base Rate + 6.750%(12)	6/6/2022	1,500,000	1,485,132	1,500,069	0.5%

				1,500,000	1,485,132	1,500,069
F.H.G. Corp.	Beverage, Food, and Tobacco	Senior Secured First Lien Term Loans LIBOR + 9.500%, 1.000% Floor(3)(5)	4/28/2019	15,000,000	15,000,000	14,958,380	4.7%

				15,000,000	15,000,000	14,958,380

See accompanying notes to consolidated financial statements.

Company(1)	Industry	Type of Investment	Maturity	Par/Share Amount	Cost	Fair Value	% of Net Assets(2)
F.H.G. Corp. Cornerstone Research	Beverage, Food, and Tobacco	Common Stock(3)(13)		$288	$300,000	$300,000	0.1%

				288	300,000	300,000
Flexera Software, Inc.(7)	Electronics	Senior Secured Second Lien Term Loans LIBOR + 7.000%, 1.000% Floor(8)	4/2/2021	5,000,000	5,019,584	5,009,115	1.6%

				5,000,000	5,019,584	5,009,115
Gastar Exploration USA, Inc.(6)	Oil and Gas	Senior Secured First Lien Notes 8.625%(9)(10)	5/15/2018	5,400,000	5,415,461	5,656,760	1.8%

				5,400,000	5,415,461	5,656,760
Genex Services, Inc.(7)	Insurance	Senior Secured Second Lien Term Loans LIBOR + 7.750%, 1.000% Floor(8)	5/27/2022	7,500,000	7,512,747	7,425,474	2.3%

				7,500,000	7,512,747	7,425,474
Gibson Escrow Corp.	Personal and Nondurable Consumer Products (Manufacturing Only)	Senior Secured First Lien Notes 8.875%(9)	8/1/2018	2,500,000	2,603,642	2,565,625	0.8%

				2,500,000	2,603,642	2,565,625
Great Atlantic & Pacific Tea Company	Grocery	Senior Secured First Lien Term Loans LIBOR + 9.000%, 2.000% Floor(3)(5)	3/13/2017	927,106	940,817	943,614	0.3%

				927,106	940,817	943,614
Green Field Energy Services, Inc.	Oil and Gas	Senior Secured First Lien Notes 13.000%(3)(9)(14)	11/15/2016	766,616	755,499	318,145	0.1%

				766,616	755,499	318,145
Green Field Energy Services, Inc., Warrants, expires 11/15/21	Oil and Gas	Warrants/Equity(3)(13)		709	29,000	—	0.0%

				709	29,000	—
Greenway Medical Technologies, Inc.(7)	Healthcare, Education, and Childcare	Senior Secured Second Lien Term Loans LIBOR + 8.250%, 1.000% Floor(8)	11/4/2021	1,000,000	985,852	1,000,000	0.3%

				1,000,000	985,852	1,000,000
GTCR Valor Companies, Inc.	Electronics	Senior Secured First Lien Term Loans LIBOR + 5.000%, 1.000% Floor(4)(5)	5/30/2021	4,553,846	4,508,367	4,508,308	1.4%

		Senior Secured Second Lien Term Loans LIBOR + 8.500%, 1.000% Floor(5)	11/30/2021	4,000,000	3,960,000	3,960,000	1.2%

				8,553,846	8,468,367	8,468,308
Healogics, Inc.	Healthcare, Education, and Childcare	Senior Secured Second Lien Term Loans LIBOR + 8.000%, 1.250% Floor(15)	2/5/2020	2,000,000	1,996,566	2,040,000	0.6%

				2,000,000	1,996,566	2,040,000

See accompanying notes to consolidated financial statements.

Company(1)	Industry	Type of Investment	Maturity	Par/Share Amount	Cost	Fair Value	% of Net Assets(2)
Holland Acquisition Corp.	Oil and Gas	Senior Secured First Lien Term Loans LIBOR + 9.000%, 1.000% Floor(8)	5/29/2018	$5,000,000	$4,912,897	$5,055,641	1.6%

				5,000,000	4,912,897	5,055,641
Integra Telecom, Inc.	Telecommunications	Senior Secured Second Lien Term Loans LIBOR + 8.500%, 1.250% Floor(3)(5)	2/22/2020	1,618,000	1,608,495	1,650,360	0.5%

				1,618,000	1,608,495	1,650,360
Interface Security Systems, Inc.	Electronics	Senior Secured First Lien Notes 9.250%(3)(9)	1/15/2018	3,417,000	3,470,194	3,514,116	1.1%

				3,417,000	3,470,194	3,514,116
IronGate Energy Services, LLC	Oil and Gas	Senior Secured First Lien Notes 11.000%(9)	7/1/2018	3,000,000	2,952,922	3,025,824	1.0%

				3,000,000	2,952,922	3,025,824
Isola USA(7)	Electronics	Senior Secured First Lien Term Loans LIBOR + 8.250%, 1.000% Floor(8)	11/29/2018	5,949,843	6,092,562	6,119,068	1.9%

				5,949,843	6,092,562	6,119,068
Kik Custom Products, Inc.	Healthcare, Education, and Childcare	Senior Secured Second Lien Term Loans LIBOR + 8.250%, 1.250% Floor(15)	10/29/2019	5,000,000	4,990,800	5,004,022	1.6%

				5,000,000	4,990,800	5,004,022
Linc Energy Finance (USA), Inc.	Oil and Gas	Senior Secured First Lien Notes 12.500%(3) (9)	10/31/2017	500,000	498,518	549,164	0.2%

		Senior Secured First Lien Notes 12.500%(3)	10/31/2017	500,000	486,733	549,164	0.2%

				1,000,000	985,251	1,098,328
Liquidnet Holdings, Inc.	Finance	Senior Secured First Lien Term Loans LIBOR + 6.750%, 1.000% Floor(5)	5/22/2019	7,000,000	6,896,769	6,979,981	2.2%

				7,000,000	6,896,769	6,979,981
Livingston International, Inc.(6) (7)	Cargo Transport	Senior Secured Second Lien Term Loans LIBOR + 7.750%, 1.250% Floor(8)	4/18/2020	2,658,504	2,653,994	2,685,089	0.8%

				2,658,504	2,653,994	2,685,089
LTCG Holdings Corp.	Healthcare, Education, and Childcare	Senior Secured Second Lien Term Loans LIBOR + 5.000%, 1.000% Floor(8)	6/9/2020	4,000,000	3,980,195	3,980,000	1.3%

				4,000,000	3,980,195	3,980,000
Newpage Corp.	Containers, Packaging, and Glass	Senior Secured First Lien Term Loans LIBOR + 8.250%, 1.250% Floor(8)	2/11/2021	10,000,000	9,872,769	9,878,168	3.1%

				10,000,000	9,872,769	9,878,168
Omnitracs, Inc.	Electronics	Senior Secured Second Lien Term Loans LIBOR + 7.750%, 1.000% Floor(8)	4/29/2020	7,000,000	7,014,850	7,070,000	2.2%

				7,000,000	7,014,850	7,070,000

See accompanying notes to consolidated financial statements.

Company(1)	Industry	Type of Investment	Maturity	Par/Share Amount	Cost	Fair Value	% of Net Assets(2)
Pangea Finance, LLC	Electronics	Senior Secured Second Lien Term Loans LIBOR + 10.750%, 1.000% Floor(8)	4/3/2020	$7,500,000	$7,353,987	$7,353,668	2.3%

				7,500,000	7,353,987	7,353,668
RCS Capital Corp.(6)	Finance	Senior Secured Second Lien Term Loans LIBOR + 9.250%, 1.000% Floor(3)(5)	4/29/2021	1,800,000	1,800,000	1,800,000	0.6%

				1,800,000	1,800,000	1,800,000
Reddy Ice Group, Inc.	Beverage, Food, and Tobacco	Senior Secured Second Lien Term Loans LIBOR + 9.500%, 1.250% Floor(3)(5)	10/1/2019	2,000,000	2,000,000	1,930,557	0.6%

				2,000,000	2,000,000	1,930,557
Response Team Holdings, LLC	Buildings and Real Estate	Preferred Equity 12% PIK(3)		2,865,852	2,608,445	2,685,964	0.8%

		Senior Secured First Lien Term Loans LIBOR + 8.500%, 2.000% Floor, 1% PIK(3)(5)	3/28/2019	11,131,183	11,131,183	11,294,309	3.5%

		Warrants to purchase 3.70% of the outstanding common units(3)(13)		—	257,407	257,407	0.1%

				13,997,035	13,997,035	14,237,680
School Specialty, Inc.	Healthcare, Education, and Childcare	Senior Secured First Lien Term Loans LIBOR + 8.500%, 1.000% Floor(8)	6/11/2019	5,954,925	5,844,836	5,956,771	1.9%

				5,954,925	5,844,836	5,956,771
Securus Technologies, Inc.	Telecommunications	Senior Secured Second Lien Term Loans LIBOR + 7.750%, 1.250% Floor(8)	4/30/2021	2,000,000	1,982,120	2,038,528	0.6%

				2,000,000	1,982,120	2,038,528
Sizzling Platter, LLC	Beverage, Food, and Tobacco	Senior Secured Second Lien Term Loans LIBOR + 7.500%, 1.000% Floor(5)	4/28/2019	15,000,000	15,000,000	15,000,000	4.7%

				15,000,000	15,000,000	15,000,000
Tectum Holdings, Inc.	Automobile	Senior Secured Second Lien Term Loans LIBOR + 8.000%, 1.000% Floor(8)	3/12/2019	12,500,000	12,500,000	12,500,000	3.9%

				12,500,000	12,500,000	12,500,000
Tempel Steel Company	Mining, Steel, Iron, and Nonprecious Metals	Senior Secured First Lien Notes 12.000%(3)(9)	8/15/2016	1,115,000	1,107,255	1,080,155	0.3%

				1,115,000	1,107,255	1,080,155
Travelclick, Inc.(7)	Hotels, Motels, Inns, and Gaming	Senior Secured Second Lien Term Loans LIBOR + 7.750%, 1.000% Floor(15)	2/19/2019	6,000,000	5,910,854	5,910,703	1.9%

				6,000,000	5,910,854	5,910,703

See accompanying notes to consolidated financial statements.

Company(1)	Industry	Type of Investment	Maturity	Par/Share Amount	Cost	Fair Value	% of Net Assets(2)
True Religion Apparel, Inc.	Personal and Nondurable Consumer Products (Manufacturing Only)	Senior Secured Second Lien Term Loans LIBOR + 10.000%, 1.000% Floor(5)	1/30/2020	$4,000,000	$3,844,348	$3,811,911	1.2%

				4,000,000	3,844,348	3,811,911
U.S. Well Services, LLC, Warrants, expires 2/15/19(6)	Oil and Gas	Warrants/Equity (3) (13)		1,731	173	450,060	0.1%

				1,731	173	450,060
Valence Surface Technologies, Inc.	Chemicals, Plastics, and Rubber	Senior Secured Second Lien Term Loans LIBOR + 5.500%, 1.000% Floor(4)(5)	6/12/2019	8,928,607	8,854,377	8,861,631	2.8%

				8,928,607	8,854,377	8,861,631
Velocity Pooling Vehicle, LLC	Automobile	Senior Secured Second Lien Term Loans LIBOR + 7.250%, 1.000% Floor(3)(8)	5/14/2022	20,625,000	17,744,711	17,739,173	5.6%

				20,625,000	17,744,711	17,739,173
YP LLC(7)	Business Services	Senior Secured First Lien Term Loans LIBOR + 6.750%, 1.000% Floor(8)	6/4/2018	5,521,739	5,567,602	5,580,363	1.8%

				5,521,739	5,567,602	5,580,363
Total non-controlled/non-affiliated investments					$328,287,381	$329,329,420	103.3%

					Notional Amount	Unrealized Gain (Loss)
Derivative Instrument — Long Exposure
Total return swap with Citibank, N.A. (Note 5)		Total Return Swap			$159,382,453	$1,269,417

					$159,382,453	$1,269,417

(1)	All of our investments are domiciled in the United States except for Atrium Innovations, Inc. and Livingston International, Inc. which are domiciled in Canada.
(2)	Percentage is based on net assets of $318,696,039 as of June 30, 2014.
(3)	An affiliated fund that is managed by an affiliate of SIC Advisors LLC also holds an investment in this security.
(4)	The investment has an unfunded commitment as of June 30, 2014 which is excluded from the presentation (see Note 11).
(5)	The interest rate on these loans is subject to a base rate plus 1M LIBOR, which at June 30, 2014 was 0.16%. As the interest rate is subject to a minimum LIBOR floor which was greater than the 1M LIBOR rate at June 30, 2014, the prevailing rate in effect at June 30, 2014 was the base rate plus the LIBOR floor.
(6)	The investment is not a qualifying asset under Section 55 of the Investment Company Act of 1940, as amended. Non-qualifying assets represent 9.3% of the Company’s portfolio at fair value.
(7)	Security is also a part of the underlying portfolio of the total return swap with Citibank, N.A. (see Note 5). The Company’s total exposure to Alcatel-Lucent USA, Inc., Collective Brands Finance, Inc., Encompass Digital Media, Inc., Flexera Software, LLC, Genex Holdings, Inc., Greenway Medical Technologies, Inc., Isola USA Corp., Livingston International, Inc., TravelCLICK, Inc., and YP, LLC is $5,982,442 or 1.88%, $11,968,243 or 3.76%, $6,475,069 or 2.03%, $7,275,990 or 2.28%, $9,415,474 or 2.95%, $2,481,288 or 0.78%, $10,034,443 or 3.15%, $4,654,532 or 1.46%, $20,760,703 or 6.51%, and $11,143,515 or 3.50%, respectively, of Net Assets as of June 30, 2014.
(8)	The interest rate on these loans is subject to a base rate plus 3M LIBOR, which at June 30, 2014 was 0.23%. As the interest rate is subject to a minimum LIBOR floor which was greater than the 3M LIBOR rate at June 30, 2014, the prevailing rate in effect at June 30, 2014 was the base rate plus the LIBOR floor.
(9)	Securities are exempt from registration under Rule 144A of the Securities Act of 1933. These securities represent a fair value of $24,030,924 and 7.5% of net assets as of June 30, 2014 and are considered restricted.

See accompanying notes to consolidated financial statements.

(10)	Represents securities in Level 2 in the ASC 820 table (see Note 4).
(11)	The interest rate on these loans is subject to a base rate plus 1Y LIBOR, which at June 30, 2014 was 0.55%. As the interest rate is subject to a minimum LIBOR floor which was greater than the 1Y LIBOR rate at June 30, 2014, the prevailing rate in effect at June 30, 2014 was the base rate plus the LIBOR floor.
(12)	The base rate in effect as of June 30, 2014 was 3.25%.
(13)	Security is non-income producing.
(14)	The investment was on non-accrual status as of June 30, 2014.
(15)	The interest rate on these loans is subject to a base rate plus 6M LIBOR, which at June 30, 2014 was 0.33%. As the interest rate is subject to a minimum LIBOR floor which was greater than the 6M LIBOR rate at June 30, 2014, the prevailing rate in effect at June 30, 2014 was the base rate plus the LIBOR floor.

1M	1 Month
1Y	1 Year
3M	3 Month
6M	6 Month
LIBOR	London Interbank Offered Rate

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

June 30, 2014

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

On April 17, 2012, the Company successfully reached its minimum escrow requirement and officially commenced operations by issuing 1,108,033 shares of common stock to SIC Advisors for gross proceeds of $10,000,000. The Company’s offering period is currently scheduled to terminate on April 17, 2015, unless further extended. Since commencing its operations, the Company has sold a total of 34,455,001 shares of common stock, which includes shares issued as part of the distribution reinvestment plan (see Note 12), for total proceeds of $347.6 million, which includes the shares sold to SIC Advisors. The proceeds from the issuance of common stock are presented in the Company’s consolidated statements of changes in net assets and consolidated statements of cash flows and are presented net of selling commissions and dealer manager fees.

On August 15, 2013, the Company formed Arbor Funding LLC, a wholly-owned financing subsidiary.

On June 18, 2014, the Company formed Alpine Funding LLC, a wholly-owned financing subsidiary.

The Company has formed and expects to continue to form certain taxable subsidiaries (the “Taxable Subsidiaries”), which are taxed as corporations for federal income tax purposes. These Taxable Subsidiaries allow us to hold equity securities of portfolio companies organized as pass-through entities while continuing to satisfy the requirements of a RIC under the Code.

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

Note 2. Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements have been prepared on the accrual basis of accounting in conformity with U.S. generally accepted accounting principles (“GAAP”) and includes the accounts of the Company and its wholly-owned subsidiaries, Alpine Funding LLC, Arbor Funding LLC and SIC RT1 LLC. Additionally, the accompanying consolidated financial statements of the Company and related financial information have been prepared pursuant to the requirements for reporting on Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain disclosures accompanying annual financial statements prepared in accordance with GAAP are omitted. In the opinion of management, the unaudited interim financial results included herein contain all adjustments and reclassifications that are necessary for the fair presentation of financial statements for the periods included herein. Therefore, this Form 10-Q should be read in conjunction with the Company’s annual report on Form 10-K for the year ended December 31, 2013, which was filed with the U.S. Securities and Exchange Commission on March 13, 2014. The current period’s results of operations will not necessarily be indicative of results that ultimately may be achieved for the fiscal year ending December 31, 2014. The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

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

Deferred Financing Costs

Financing costs, incurred in connection with our credit facility (discussed in Note 6), are deferred and amortized over the life of the facility.

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

Origination/closing, amendment and transaction break-up fees associated with investments in portfolio companies are recognized as income in the period that we become entitled to such fees. Other fees are capitalized as deferred revenue and recorded into income over the respective period. Other fee income for the three and six months ended June 30, 2014 was $653,728 and $1,488,377, respectively. Other fee income for the three and six months ended June 30, 2013 was $64,750 and $129,460, respectively.

Prepayment penalties received by the Company for debt instruments paid back to the Company prior to the maturity date are recorded as income upon receipt.

The Company holds debt investments in its portfolio that contain a payment-in-kind (“PIK”) interest provision. PIK interest, which represents contractually deferred interest added to the investment balance that is generally due at maturity, is recorded on the accrual basis to the extent such amounts are expected to be collected. PIK interest is not accrued if the Company does not expect the issuer to be able to pay all principal and interest when due. For the three and six months ended June 30, 2014, the Company earned $104,443 and $108,147 in PIK interest, respectively. For the three and six months ended June 30, 2013, the Company earned $0 and $580 in PIK interest, respectively.

Investment transactions are accounted for on a trade-date basis. Realized gains or losses on investments are measured by the difference between the net proceeds from the disposition and the amortized cost basis of investment, without regard to unrealized gains or losses previously recognized. The Company reports changes in fair value of investments that are measured at fair value as a component of the net change in unrealized appreciation (depreciation) on investments in the consolidated statements of operations. For total return swap transactions (discussed in Note 5), periodic payments are received or made at the end of each settlement period, but prior to settlement are recorded as realized gains or losses on total return swap in the consolidated statements of operations.

Management reviews all loans that become 90 days or more past due on principal and interest or when there is reasonable doubt that principal or interest will be collected for possible placement on non-accrual status. Accrued interest is generally reserved when a loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment regarding collectability. Non-accrual loans are restored to accrual status when past due principal and interest is paid and, in management’s judgment, are likely to remain current, although the Company may make exceptions to this general rule if the loan has sufficient collateral value and is in the process of collection. At June 30, 2014, one portfolio company was on non-accrual status with a fair value of $318,145 or 0.1% of the fair value of our portfolio. At December 31, 2013, one portfolio company was on non-accrual status with a fair value of $322,744, or 0.2% of the fair value of our portfolio.

Investment Classification

The Company classifies its investments in accordance with the requirements of the 1940 Act. Under the 1940 Act, the Company would be deemed to “control” a portfolio company if it owns more than 25% of its outstanding voting securities and/or had the power to exercise control over the management or policies of such portfolio company. The Company refers to such investments in portfolio companies that it “controls” as “Controlled Investments.” Under the 1940 Act, the Company would be deemed to be an “Affiliated Person” of a portfolio company if it owns between 5% and 25% of the portfolio company’s outstanding voting securities or if it is under common control with such portfolio company. The Company refers to such investments in Affiliated Persons as “Affiliated Investments.” As of June 30, 2014 and December 31, 2013, the Company has no Controlled Investments or Affiliated Investments.

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

Over-the-counter (OTC) derivative contracts, such as total return swaps (discussed in Note 5) are fair valued using models that measure the change in fair value of reference assets underlying the swaps offset against any fees payable to the swap counterparty. The fair values of the reference assets underlying the swaps are determined using similar methods as described above for debt and equity investments where the Company also invests directly in such assets.

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

Fair Value of Financial Instruments

The carrying amounts of certain of the Company’s financial instruments, including cash and accounts payable and accrued expenses, approximate fair value due to their short-term nature. The carrying amounts and fair values of our long-term obligations are discussed in Note 4.

Federal Income Taxes

The Company has elected to be treated as a RIC under subchapter M of the Code and operate in a manner so as to qualify for the tax treatment applicable to RICs. In order to qualify as a RIC, among other things, the Company is required to meet certain source of income and asset diversification requirements and timely distribute to its stockholders at least 90% of the sum of its investment company taxable income (“ICTI”) including PIK, as defined by the Code, and net tax-exempt interest income (which is the excess of the Company’s gross tax-exempt interest income over certain disallowed deductions) for each taxable year in order to be eligible for tax treatment under subchapter M of the Code. Depending on the level of ICTI earned in a tax year, the Company may choose to carry forward ICTI in excess of current year dividend distributions into the next tax year. Any such carryover ICTI must be distributed before the end of that next tax year through a dividend declared prior to filing the final tax return related to the year which generated such ICTI.

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

The Company’s Taxable Subsidiaries accrue income taxes payable based on the applicable corporate rates on the unrealized gains generated by the investments held by the Taxable Subsidiaries. There were no such deferred tax liabilities for the six months ended June 30, 2014 or June 30, 2013. There was no tax expense recorded during the six month period ended June 30, 2014.

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

The Company accounts for income taxes in conformity with ASC Topic 740 — Income Taxes (“ASC 740”). ASC 740 provides guidelines for how uncertain tax positions should be recognized, measured, presented and disclosed in financial statements. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions deemed to meet a “more-likely-than-not” threshold would be recorded as a tax benefit or expense in the current period. The Company recognizes interest and penalties, if any, related to unrecognized tax benefits as income tax expense in the consolidated statements of operations. There were no material uncertain income tax positions at June 30, 2014.

The following table reflects, for tax purposes, the sources of the cash distributions that the Company has paid on its common stock during the six months ended June 30, 2014 and the six months ended June 30, 2013:

	Six months ended June 30, 2014		Six months ended June 30, 2013
Source of Distribution	Distribution Amount(1)	Percentage	Distribution Amount	Percentage
Return of capital from offering proceeds	$—	—%	$—	—%
Return of capital from borrowings	—	—	—	—
Ordinary income	10,192,078	100.0	1,673,988	100.0
Return of capital (other)	—	—	—	—

Distributions on a tax basis:	$10,192,078	100.0%	$1,673,988	100.0%

(1)

The Distribution Amount and Percentage reflected for June 30, 2014 are estimated figures. The actual source of distributions for the fiscal year ending 2014 will be calculated in connection with the Company’s year-end procedures.

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

The value of the Company’s investments in loans and bonds may be detrimentally affected to the extent, among other things, that a borrower defaults on its obligations, there is insufficient collateral and/or there are extensive legal and other costs incurred in collecting on a defaulted loan, observable secondary or primary market yields for similar instruments issued by comparable companies increase materially or risk premiums required in the market between smaller companies, such as the Company’s borrowers, and those for which market yields are observable, increase materially. SIC Advisors may attempt to minimize these risks by maintaining low loan-to-liquidation values with each loan and the collateral underlying the loan.

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

Note 3. Investments

The following table shows the composition of the Company’s portfolio investments by industry classification at fair value at June 30, 2014:

	Fair Value	Percentage
Electronics	$41,081,875	12.5%
Beverage, Food, and Tobacco	32,188,937	9.8%
Oil and Gas	31,006,873	9.4%
Automobile	30,239,173	9.2%
Telecommunications	26,600,047	8.1%
Retail Stores	23,794,746	7.2%
Healthcare, Education, and Childcare	23,067,844	7.0%
Chemicals, Plastics, and Rubber	21,559,164	6.5%
Buildings and Real Estate	14,237,680	4.3%
Aerospace and Defense	13,807,589	4.2%
Finance	12,773,383	3.9%
Cargo Transport	12,750,531	3.9%
Hotels, Motels, Inns, and Gaming	11,400,703	3.5%
Containers, Packaging, and Glass	9,878,168	3.0%
Insurance	7,425,474	2.2%
Personal and Nondurable Consumer Products (Manufacturing Only)	6,377,536	1.9%
Business Services	5,580,363	1.7%
Leisure, Amusement, Motion Pictures, and Entertainment	2,035,496	0.6%
Broadcasting and Entertainment	1,500,069	0.5%
Mining, Steel, Iron, and Nonprecious Metals	1,080,155	0.3%
Grocery	943,614	0.3%

Total	$329,329,420	100.0%

See Note 5 for industry classifications of the underlying TRS reference assets as of June 30, 2014.

The following table shows the composition of the Company’s portfolio investments by industry classification at fair value at December 31, 2013:

	Fair Value	Percentage
Oil and Gas	$18,862,779	13.7%
Telecommunications	17,073,865	12.4%
Retail Stores	16,995,844	12.3%
Electronics	13,996,099	10.2%
Healthcare, Education, and Childcare	12,307,691	8.9%
Chemicals, Plastics, and Rubber	9,810,000	7.1%
Personal and Nondurable Consumer Products (Manufacturing Only)	9,154,092	6.7%
Finance	6,808,098	4.9%
Automobile	6,119,250	4.4%
Beverage, Food, and Tobacco	5,755,736	4.2%
Cargo Transport	5,677,727	4.1%
Hotels, Motels, Inns, and Gaming	3,056,250	2.2%
Diversified/Conglomerate Service	2,511,528	1.8%
Mining, Steel, Iron, and Nonprecious Metals	2,396,489	1.7%
Broadcasting and Entertainment	2,300,535	1.7%
Aerospace and Defense	2,016,472	1.5%
Leisure, Amusement, Motion Pictures, and Entertainment	2,007,080	1.5%
Grocery	952,002	0.7%

Total	$137,801,537	100.0%

See Note 5 for industry classifications of the underlying TRS reference assets as of December 31, 2013.

The following table summarizes the amortized cost and the fair value of the Company’s portfolio investments as of June 30, 2014:

	Amortized Cost	Percentage	Value	Percentage
Senior secured first lien term loans	$109,474,256	33.3%	$109,994,358	33.4%
Senior secured first lien notes	30,543,051	9.3	30,070,088	9.1
Senior secured second lien term loans	183,444,517	55.9	183,859,229	55.8
Senior secured second lien notes	1,630,532	0.5	1,712,314	0.5
Warrants/Equity	3,195,025	1.0	3,693,431	1.2

Total	$328,287,381	100.0%	$329,329,420	100.0%

The following table summarizes the amortized cost and the fair value of the Company’s portfolio investments as of December 31, 2013:

	Amortized Cost	Percentage	Value	Percentage
Senior secured first lien term loans	$28,617,156	20.9%	$28,583,326	20.8%
Senior secured first lien notes	47,352,921	34.5	47,427,311	34.4
Senior secured second lien term loans	56,224,549	40.9	56,481,247	41.0
Senior secured second lien notes	5,108,477	3.7	5,254,676	3.8
Warrants/Equity	29,173	—	54,977	—

Total	$137,332,276	100.0%	$137,801,537	100.0%

The following table shows the composition of the Company’s portfolio investments by geography classification at fair value at June 30, 2014:

Geography	Fair Value	Percentage
United States	$321,557,280	97.6%
Canada	7,772,140	2.4

Total	$329,329,420	100.0%

The following table shows the composition of the Company’s portfolio investments by geography classification at fair value at December 31, 2013:

Geography	Fair Value	Percentage
United States	$135,116,448	98.1%
Canada	2,685,089	1.9

Total	$137,801,537	100.0%

Opportunities for co-investments may arise when SIC Advisors or an affiliated adviser becomes aware of investment opportunities that may be appropriate for the Company and other clients, or affiliated funds. As a BDC, the Company was substantially limited in its ability to co-invest in privately negotiated transactions with affiliated funds until it obtained an exemptive order from the SEC on November 25, 2013 (the “Exemptive Order”). The Exemptive Order permits the Company to participate in negotiated co-investment transactions with certain affiliates, each of whose investment adviser is Medley, LLC, the parent company of Medley Capital LLC and SIC Advisors, or an investment adviser controlled by Medley, LLC, in a manner consistent with its investment objective, strategies and restrictions, as well as regulatory requirements and other pertinent factors. Co-investment under the Exemptive Order is subject to certain conditions therein, including the condition that, in the case of each co-investment transaction, the Company’s board of directors determines that it would be advantageous for the Company to co-invest in a manner described in the Exemptive Order. Before receiving the Exemptive Order, the Company only participated in co-investments that were allowed under existing regulatory guidance, such as syndicated loan transactions where price was the only negotiated term, which limited the types of investments that the Company could make. Please refer to footnote 3 to the Schedule of Investments as of June 30, 2014 for disclosures regarding securities also held by affiliated funds.

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

As part of the Company’s investment objective, in addition to purchasing loans on the secondary market, it makes loans directly to privately-held middle market companies to help provide these companies with capital as the trend of bank consolidation that has occurred over the last 20 years has reduced the amount of capital available for such companies. As of June 30, 2014, the Company holds loans it has made directly to 29 investee companies with aggregate principal amounts of $203,275,010. As of December 31, 2013, the Company holds loans it has made directly to 28 investee companies with aggregate principal amounts of $80,807,327. During the three and six month period ended June 30, 2014, the Company made 7 and 17 loans to investee companies, respectively, with aggregate principal amounts of $82,125,000 and $151,327,105, respectively. The details of the

Company’s loans have been disclosed on the consolidated schedule of investments as well as in Note 4. In addition to providing loans to investee companies, from time to time the Company assists investee companies in securing financing from other sources by introducing such investee companies to sponsors or by leading a syndicate of lenders to provide the investee companies with financing. During the three and six months periods ended June 30, 2014 and June 30, 2013, the Company did not make any such introductions or lead any syndicates. Affiliates of the Company’s Advisor do not serve as officers or directors of any investee companies or provide managerial direction as part of their roles.

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

The following table presents the fair value measurements of the Company’s total investments, by major class according to the fair value hierarchy, as of June 30, 2014:

Type of Investment	Level 1	Level 2	Level 3	Total
Senior secured first lien term loans	$—	$—	$109,994,358	$109,994,358
Senior secured first lien notes	—	13,725,385	16,344,703	30,070,088
Senior secured second lien term loans	—	—	183,859,229	183,859,229
Senior secured second lien notes	—	—	1,712,314	1,712,314
Warrants/Equity	—	—	3,693,431	3,693,431

Total	$—	$13,725,385	$315,604,035	$329,329,420

Derivative Instrument- Long Exposure	Level 1	Level 2	Level 3	Total
Asset
Total return swap with Citibank, N.A.	$—	$—	$1,269,417	$1,269,417

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

The following table provides a reconciliation of the beginning and ending balances for total investments that use Level 3 inputs for the six months ended June 30, 2014 based off of fair value hierarchy at June 30, 2014:

	Senior Secured First Lien Notes	Senior Secured Second Lien Notes	Senior Secured First Lien Term Loans	Senior Secured Second Lien Term Loans	Warrants/ Equity	Total Return Swap	Total
Balance, December 31, 2013	$41,917,999	$5,254,676	$28,583,326	$56,481,247	$54,977	$351,396	$132,643,621
Purchases	2,606,250	—	94,405,816	152,543,038	3,077,778	—	252,632,882
Sales	(26,403,480)	(3,559,511)	(13,621,372)	(25,340,532)	—	—	(68,924,895)
Transfers in	—	—	—	—	—	—	—
Transfers out	(3,000,000)	—	—	—	—	—	(3,000,000)
Amortization of discount/(premium)	(26,916)	4,970	15,281	32,169	—	—	25,504
Paid-in-kind interest income	—	—	20,072	—	88,075	—	108,147
Net realized gains	1,552,281	76,597	37,305	(14,708)	—	—	1,651,475
Net change in unrealized appreciation/ (depreciation)	(301,431)	(64,418)	553,930	158,015	472,601	918,021	1,736,718

Balance, June 30, 2014	$16,344,703	$1,712,314	$109,994,358	$183,859,229	$3,693,431	$1,269,417	$316,873,452

Change in net unrealized appreciation (depreciation) in investments held as of June 30, 2014(1)	$75,924	$8,312	$567,127	$217,181	$472,601	$918,021	$2,259,166

(1)	Amount is included in the related amount on investments and derivative instruments in the condensed consolidated statements of operations.

Transfers between levels of the fair value hierarchy are reported at the beginning of the reporting period in which they occur. During the six months ended June 30, 2014, the Company recorded $3,000,000 in transfers from level 3 to level 2 due to an increase in observable inputs in market data and no other transfers between levels. Transfers are reflected at the value of the securities at the end of the period.

The following table provides a reconciliation of the beginning and ending balances for total investments that use Level 3 inputs for the six months ended June 30, 2013 based off of fair value hierarchy at June 30, 2013:

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

The following table presents the quantitative information about Level 3 fair value measurements of our total investments, as of June 30, 2014:

	Fair Value	Valuation techniques	Unobservable input	Range (weighted average)
Senior secured first lien term loans	$109,994,358	Income approach (DLF)	Market yield	4.64% – 11.30% (9.26%)
Senior secured first lien notes	$16,334,703	Income approach (DLF)	Market yield	7.02% – 13.76% (8.85%)
Senior secured second lien term loans	$183,859,229	Enterprise valuation analysis Income approach (DLF)	Liquidation proceeds Market yield	$189.1M – $222.4M ($205.8M) 6.10% – 13.03% (9.28%)
Senior secured second lien notes	$1,712,314	Income approach (DLF)	Market yield	10.30% (10.30%)
Warrants/Equity	$3,693,431	Enterprise valuation analysis	EBITDA multiple(1) Liquidation proceeds	5.00x (5.00x) $189.1M – $222.4M ($205.8M)
Total return swap	$1,269,417	Income approach (DLF)	Market yield of underlying assets	4.31% – 14.81%(6.73%)

(1)	Represents amounts used when the Company has determined that market participants would use such multiples when measuring the fair value of these investments.

The following table presents the quantitative information about Level 3 fair value measurements of our total investments, as of December 31, 2013:

	Fair Value	Valuation techniques	Unobservable input	Range (weighted average)
Senior secured first lien term loans	$28,583,326	Income approach (DLF)	Market yield	5.66% – 10.51%(9.52%)
Senior secured first lien notes	$41,917,999	Income approach (DLF) Enterprise valuation analysis	Market yield Liquidation proceeds	7.35% – 15.05%(10.22%) $189.0M – $222.4M ($205.8M)
Senior secured second lien term loans	$56,481,247	Income approach (DLF)	Market yield	8.05% – 11.83%(9.65%)
Senior secured second lien notes	$5,254,676	Income approach (DLF)	Market yield	7.59% – 10.67%(9.23%)
Warrants/Equity	$54,977	Enterprise valuation analysis	EBITDA multiple(1) Liquidation proceeds	5.00x (5.00x) $189.0M – $222.4M ($205.8M)
Total return swap	$351,396	Income approach (DLF)	Market yield of underlying assets	5.16% – 10.18%(8.49%)

(1)	Represents amounts used when the Company has determined that market participants would use such multiples when measuring the fair value of these investments.

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

Note 5. Total Return Swap

On August 27, 2013, the Company, through its wholly-owned financing subsidiary, Arbor Funding LLC (“Arbor”), entered into a total return swap (“TRS”) with Citibank, N.A. (“Citibank”) that is indexed to a basket of loans.

The TRS with Citibank enables Arbor, to obtain the economic benefit of the loans underlying the TRS, despite the fact that such loans will not be directly held or otherwise owned by Arbor, in return for an interest-type payment to Citibank.

SIC Advisors acts as the investment manager of Arbor and has discretion over the composition of the basket of loans underlying the TRS. The terms of the TRS are governed by an ISDA 2002 Master Agreement, the Schedule thereto and Credit Support Annex to such Schedule, and the Confirmation exchanged thereunder, between Arbor and Citibank, which collectively establish the TRS, and are collectively referred to herein as the “TRS Agreement”. On March 21, 2014, the Company amended and restated its Confirmation Letter Agreement (the “Amended Confirmation Agreement”) with Citibank. The Amended Confirmation Agreement increases the maximum market value (determined at the time each such loan becomes subject to the TRS) of the portfolio of loans that Arbor may select from $100,000,000 to $200,000,000, and increased the interest rate payable to Citibank from LIBOR plus 1.30% per annum to LIBOR plus 1.35% per annum. Other than the foregoing, the Amended Confirmation Agreement did not change any of the other terms of the TRS.

Pursuant to the terms of the TRS Agreement, as amended by the Amended Confirmation Agreement (the “Amended TRS Agreement”), and subject to conditions customary for transactions of this nature, Arbor may select a portfolio of loans with a maximum market value (determined at the time each such loan becomes subject to the TRS) of $200,000,000, which is also referred to as the maximum notional amount of the TRS. Each individual loan, and the portfolio of loans taken as a whole, must meet criteria described in the Amended TRS Agreement. Arbor receives from Citibank a periodic payment on set dates that is based upon any coupons, both earned and accrued, generated by the loans underlying the TRS, subject to limitations described in the Amended TRS Agreement as well as any fees associated with the loans included in the portfolio. Arbor pays to Citibank interest at a rate equal to one-month LIBOR + 1.35% per annum. In addition, upon the termination or repayment of any loan subject to the TRS, Arbor either receives from Citibank the appreciation in the value of such loan, or pays to Citibank any depreciation in the value of such loan.

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

Arbor is required to initially cash collateralize a specified percentage of each loan (generally 25% to 35% of the market value of such loan) included under the TRS in accordance with margin requirements described in the Amended TRS Agreement. As of June 30, 2014 and December 31, 2013, Arbor has posted $42,260,341 and $6,706,159, respectively, in collateral to Citibank in relation to the TRS which is recorded on the consolidated statements of assets and liabilities as cash collateral on total return swap. Arbor may be required to post additional collateral from time to time as a result of a decline in the mark-to-market value of the portfolio of loans subject to the TRS. The obligations of Arbor under the Amended TRS Agreement are non-recourse to the Company and the Company’s exposure under the Amended TRS Agreement is limited to the value of the Company’s investment in Arbor, which generally equals the value of cash collateral provided by Arbor under the Amended TRS Agreement.

In connection with the TRS, Arbor has made customary representations and warranties and is required to comply with various covenants, reporting requirements and other customary requirements for similar transactions. In addition to customary events of default and termination events included in the form ISDA 2002 Master Agreement, the Amended TRS Agreement contains the following termination events: (a) a failure to satisfy the portfolio criteria for at least 30 days; (b) a failure to post initial cash collateral or additional collateral as required by the Amended TRS Agreement; (c) a default by Arbor or the Company with respect to indebtedness in an amount equal to or greater than the lesser of $10,000,000 and 2% of the Company’s net asset value at such time; (d) a merger of Arbor or the Company meeting certain criteria; (e) the Company or Arbor amending their respective constituent documents to alter their investment strategy in a manner that has or could reasonably be expected to have a material adverse effect; and (f) SIC Advisors ceasing to be the investment manager of Arbor or to have authority to enter into transactions under the Amended TRS Agreement on behalf of Arbor, and not being replaced by an entity reasonably acceptable to Citibank. As of June 30, 2014 and December 31, 2013 the Company did not have any derivatives with contingent features in net liability positions. Therefore, if a trigger event had occurred, no amount would have been required to be posted by the Company.

The Company’s maximum derivative risk exposure as of June 30, 2014 and December 31, 2013 is $42,260,341 and $6,706,159, respectively, which is recorded on the consolidated statements of assets and liabilities as cash collateral on total return swap.

The Company’s derivative asset due from Citibank, net of amounts available for offset under a master netting agreement as of June 30, 2014 and December 31, 2013 was $1,102,819 and $155,317, respectively, which is recorded on the consolidated statements of assets and liabilities as receivable due on total return swap. The Company does not offset collateral posted in relation to the TRS with any unrealized appreciation or depreciation outstanding in the consolidated statements of assets and liabilities as of June 30, 2014 or December 31, 2013.

Transactions in total return swap contracts during the three and six months ended June 30, 2014 resulted in $1,372,779 and $1,811,488 in realized gains and $471,000 and $918,021 in unrealized gains, respectively, which is recorded on the consolidated statements of operations. The Company had no transactions in total return swap contracts for the three and six months ended June 30, 2013.

The Company only held one derivative position as of the six months ended June 30, 2014 and the year ended December 31, 2013 and the derivative held is subject to a netting arrangement. The following table represents the Company’s gross and net amounts after offset under Master Agreements (“MA”) of the derivative assets and liabilities presented by derivative type net of the related collateral pledged by the Company as of June 30, 2014 and December 31, 2013:

	Gross Derivative Assets Subject to MA	Derivative Amount Available for Offset	Net Amount Presented in the Consolidated Statements of Assets and Liabilities	Cash Collateral Received	Net Amount of Derivative Assets
June 30, 2014
Total Return Swap(1)	$1,269,417	$—	$1,269,417	$—	$1,269,417

December 31, 2013
Total Return Swap(1)	$351,396	$—	$351,396	$—	$351,396

(1)

Cash was posted for initial margin requirements for the total return swap as of June 30, 2014 and December 31, 2013 and is reported on the consolidated statements of assets and liabilities as cash collateral on total return swap.

The following represents the volume of the Company’s derivative transactions during the three and six months ended June 30, 2014 and 2013:

	Three months ended June 30		Six months ended June 30
	2014	2013	2014	2013
Average notional par amount of contracts	$126,714,344	$—	$87,538,831	$—

The following is a summary of the TRS reference assets as of June 30, 2014 (unaudited):

Company(1)	Industry	Type of Investment	Coupon Rate	Maturity	Par Amount	Initial Notional Cost(2)	Fair Value	Unrealized Appreciation (Depreciation)
Alcatel-Lucent USA, Inc.	Telecommunications	Senior Secured First Lien Term Loan	LIBOR + 3.500%, 1.00% Floor	1/30/2019	5,000,000	5,000,000	4,987,013	(12,987)
AMF Bowling Worldwide, Inc.	Broadcasting and Entertainment	Senior Secured First Lien Term Loan	LIBOR + 6.000%, 1.250% Floor	6/29/2018	2,943,750	2,929,031	2,998,945	69,914
ANVC Merger Corp.	Aerospace and Defense	Senior Secured First Lien Term Loan	LIBOR + 4.500%, 1.00% Floor	2/18/2021	4,987,500	4,937,625	4,924,911	(12,714)
AP Gaming I, LLC	Electronics	Senior Secured Second Lien Term Loan	LIBOR + 8.250%, 1.000% Floor	12/18/2020	6,733,125	6,531,131	6,800,456	269,325

Company(1)	Industry	Type of Investment	Coupon Rate	Maturity	Par Amount	Initial Notional Cost(2)	Fair Value	Unrealized Appreciation (Depreciation)
Asurion Corporation	Insurance	Senior Secured First Lien Term Loan	LIBOR + 3.750%, 1.25% Floor(3)	5/24/2019	9,997,432	9,996,188	10,059,916	63,728
Atkore International, Inc.	Mining, Steel, Iron and Nonprecious Metals	Senior Secured Second Lien Term Loan	LIBOR + 6.750%, 1.25% Floor	10/9/2021	10,000,000	10,032,500	10,025,000	(7,500)
Collective Brands Finance, Inc.	Retail Stores	Senior Secured First Lien Term Loan	LIBOR + 4.000%, 1.00% Floor	3/11/2021	6,000,000	5,977,500	6,015,000	37,500
Deluxe Entertainment Services Group, Inc.	Broadcasting and Entertainment	Senior Secured Second Lien Term Loan	LIBOR + 5.500%, 1.00% Floor	2/28/2020	1,000,000	995,000	996,250	1,250
El Pollo Loco, Inc.	Personal, Food and miscellaneous	Senior Secured Second Lien Term Loan	LIBOR + 8.500%, 1.00% Floor	4/9/2019	1,500,000	1,485,000	1,515,000	30,000
Encompass Digital Media, Inc.	Broadcasting and Entertainment	Senior Secured First Lien Term Loan	LIBOR + 4.500%, 1.000% Floor	6/6/2021	5,000,000	4,975,000	5,018,750	43,750
Fieldwood Energy LLC	Oil and Gas	Senior Secured First Lien Term Loan	LIBOR + 7.125%, 1.250% Floor	9/30/2020	4,246,305	4,317,500	4,375,818	58,318
Flexera Software, Inc.	Electronics	Senior Secured Second Lien Term Loan	LIBOR + 7.000%, 1.000% Floor	4/2/2021	2,250,000	2,266,875	2,254,102	(12,773)
Genex Services, Inc.	Insurance	Senior Secured First Lien Term Loan	LIBOR + 4.250%, 1.000% Floor	5/22/2024	2,000,000	1,990,000	2,010,000	20,000
Greenway Medical Technologies, Inc.	Healthcare, Education and Childcare	Senior Secured First Lien Term Loan	LIBOR + 5.000%, 1.000% Floor	11/2/2020	1,496,250	1,481,288	1,494,380	13,092
Caesars Entertainment Operating Co., Inc.	Hotels, Motels, Inns and Gaming	Senior Secured First Lien Notes	11.25%	6/1/2017	3,000,000	3,067,500	2,745,000	(322,500)
Hudson Products Holdings. Inc.	Machinery (Non- Agriculture, Non- Construction, Non- Electronic)	Senior Secured First Lien Notes	LIBOR + 4.000%, 1.000% Floor	3/17/2019	5,000,000	4,975,000	5,008,350	33,350
Iqor US, Inc.	Diversified/ Conglomerate Service	Senior Secured First Lien Term Loan	LIBOR + 8.250%, 1.250% Floor(3)	2/19/2021	7,746,032	7,591,111	7,416,825	(174,286)
Isola USA	Electronics	Senior Secured First Lien Term Loan	LIBOR + 8.250%, 1.000% Floor	11/23/2018	3,975,000	3,915,375	4,088,057	172,682
Livingston International, Inc.	Cargo Transport	Senior Secured Second Lien Term Loan	LIBOR + 7.750%, 1.250% Floor(1)(4)	4/18/2020	1,954,783	1,969,443	1,974,330	4,887
Maxim Crane Works LP	Diversified/ Conglomerate Service	Senior Secured Second Lien Term Loan	LIBOR + 9.250%, 1.000% Floor	11/26/2018	3,500,000	3,567,500	3,572,905	5,405
Mitel Networks Corporation	Telecommunications	Senior Secured First Lien Term Loan	LIBOR + 4.250%, 1.000% Floor	1/31/2020	1,854,155	1,844,884	1,869,229	24,345
Mohegan Tribal Gaming	Hotels, Motels, Inns and Gaming	Senior Secured First Lien Term Loan	LIBOR + 4.500%, 1.000% Floor	11/19/2019	1,995,000	1,975,050	2,025,763	50,713
Nine West Holdings, Inc.	Retail Stores	Senior Secured First Lien Term Loan	LIBOR + 3.750%, 1.000% Floor	9/5/2019	6,000,000	5,985,000	6,024,780	39,780

Company(1)	Industry	Type of Investment	Coupon Rate	Maturity	Par Amount	Initial Notional Cost(2)	Fair Value	Unrealized Appreciation (Depreciation)
Pharmed Group Corporation	Healthcare, Education and Childcare	Senior Secured First Lien Term Loan	LIBOR + 3.25%, 1.000% Floor	1/28/2021	487,500	485,063	485,877	814
Pharmed Group Corporation	Healthcare, Education and Childcare	Senior Secured Second Lien Term Loan	LIBOR + 6.750%, 1.000% Floor	1/28/2022	5,000,000	4,975,000	5,056,250	81,250
Polymer Group, Inc.	Containers, Packaging and Glass	Senior Secured First Lien Term Loan	LIBOR + 4.250%, 1.000% Floor	12/13/2019	3,997,500	3,992,513	4,037,475	44,963
Sungard Availability Services Capital, Inc.	Diversified/ Conglomerate Service	Senior Secured First Lien Term Loan	LIBOR + 5.000%, 1.000% Floor	3/31/2019	12,000,000	11,947,500	11,895,000	(52,500)
Thomson Multimedia	Printing and Publishing	Senior Secured First Lien Term Loan	LIBOR + 6.000%, 1.000% Floor	3/31/2020	6,000,000	6,103,800	6,075,000	(28,800)
Travelclick, Inc.	Cargo Transport	Senior Secured First Lien Term Loan	LIBOR + 4.500%, 1.250% Floor	2/19/2019	15,000,000	14,850,000	15,000,000	150,000
Viking Acquisition, Inc.	Automobile	Senior Secured First Lien Term Loan	LIBOR + 4.250%, 1.250% Floor	11/5/2016	3,680,198	3,684,799	3,690,319	5,520
YP LLC	Printing and Publishing	Senior Secured First Lien Term Loan	LIBOR + 6.750%, 1.250% Floor(3)	6/4/2018	5,521,739	5,563,152	5,580,363	17,210
YRC Worldwide, Inc.	Cargo Transport	Senior Secured First Lien Term Loan	LIBOR + 7.000%, 1.000% Floor	2/13/2019	9,987,500	9,975,125	10,137,313	162,188

						$159,382,453	$160,158,377	$775,924
Total accrued interest income, net of expenses								$493,493

Total unrealized appreciation on total return swap								$1,269,417

(1)	All investments are domiciled in the United States except for Livingston International, Inc., which is domiciled in Canada.
(2)	Represents the initial amount of par of an investment in which the TRS is referenced.
(3)	The referenced asset or portion thereof is unsettled as of June 30, 2014.
(4)	The investment is not a qualifying asset under the Investment Company Act of 1940, as amended.

The following is a summary of the TRS reference assets as of December 31, 2013:

Company(1)	Industry	Type of Investment	Coupon Rate	Maturity	Par Amount	Initial Notional Cost(2)	Fair Value	Unrealized Appreciation (Depreciation)
AMF Bowling Worldwide, Inc.	Broadcasting and Entertainment	Senior Secured First Lien Term Loan	LIBOR + 7.500%, 1.250% Floor	6/29/2018	2,981,250	$2,966,345	$2,988,703	$22,358
AP Gaming I, LLC	Electronics	Senior Secured First Lien Term Loan	LIBOR + 8.250%, 1.000% Floor(3)	12/18/2020	6,750,000	6,547,500	6,581,250	33,750
El Pollo Loco Inc.	Personal, Food, and Miscellaneous Services	Senior Secured Second Lien Term Loan	LIBOR + 8.500%, 1.000% Floor	4/9/2019	1,500,000	1,485,000	1,507,500	22,500
Fieldwood Energy LLC	Oil and Gas	Senior Secured Second Lien Term Loan	LIBOR + 7.125%, 1.250% Floor	9/30/2020	1,000,000	970,000	1,020,000	50,000
Greenway Medical Technologies, Inc.	Healthcare, Education, and Childcare	Senior Secured First Lien Term Loan	LIBOR + 5.000%, 1.000% Floor	11/2/2020	1,500,000	1,485,000	1,492,500	7,500
Isola USA	Diversified/ Conglomerate Service	Senior Secured First Lien Term Loan	LIBOR + 8.250%, 1.000% Floor	11/23/2018	4,000,000	3,940,000	4,020,000	80,000
Livingston International, Inc.	Diversified/ Conglomerate Manufacturing	Senior Secured Second Lien Term Loan	LIBOR + 7.750%, 1.250% Floor(1)(4)	4/18/2020	1,954,783	1,969,443	1,976,813	7,370
Maxim Crane Works Holdings, Inc.	Diversified/ Conglomerate Service	Senior Secured Second Lien Term Loan	LIBOR + 9.250%, 1.000% Floor(3)	11/26/2018	500,000	492,500	501,250	8,750
McGraw-Hill Companies, Inc.	Healthcare, Education, and Childcare	Senior Secured First Lien Term Loan	LIBOR + 7.750%, 1.250% Floor	3/22/2019	1,994,987	2,024,912	2,029,062	4,150
Mohegan Tribal Gaming Authority	Hotels, Motels, Inns, and Gaming	Senior Secured First Lien Term Loan	LIBOR + 4.500%, 1.000% Floor	11/19/2019	2,000,000	1,980,000	2,028,760	48,760
Polymer Group, Inc.	Containers, Packaging, and Glass	Senior Secured First Lien Term Loan	LIBOR + 4.250%, 1.000% Floor(3)	12/13/2019	1,000,000	995,000	1,004,380	9,380

						$24,855,700	$25,150,218	$294,518
Total accrued interest income, net of expenses								56,878

Total unrealized appreciation on total return swap								$351,396

(1)	All investments are domiciled in the United States except for Livingston International, Inc., which is domiciled in Canada.
(2)	Represents the initial amount of par of an investment in which the TRS is referenced.
(3)	The referenced asset or portion thereof is unsettled as of December 31, 2013.
(4)	The investment is not a qualifying asset under the Investment Company Act of 1940, as amended.

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

The ING Facility allows for the Company, at its option, to borrow money at a rate of either (i) an alternate base rate plus 2.50% per annum or (ii) LIBOR plus 2.75% per annum. The interest rate margins are subject to certain step-downs upon the satisfaction of certain conditions described in the Revolving Credit Agreement. The alternate base rate will be the greatest of (i) the U.S. Prime Rate set forth in the Wall Street Journal, (ii) the federal funds effective rate plus 1/2 of 1%, and (iii) three month LIBOR plus 1%. The current commitment under the ING Facility is $95,000,000, and the ING Facility includes an accordion feature that allows for potential future expansion of the ING Facility up to a total of $100,000,000. Availability of loans under the ING Facility is linked to the valuation of the collateral pursuant to a borrowing base mechanism.

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

As of June 30, 2014 and December 31, 2013 the carrying amount of the Company’s borrowings under the ING Facility approximated the fair value of our debt obligation. The fair value of the Company’s debt obligation is determined in accordance with ASC 820, which defines fair value in terms of the price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The fair value of the Company’s borrowing under the ING Facility is estimated based upon market interest rates of the Company’s borrowing or entities with similar credit risk, adjusted for nonperformance risk, if any. At June 30, 2014 and December 31, 2013, the ING Facility would be deemed to be Level 3, as defined in Note 4.

As of June 30, 2014 and December 31, 2013, $1,306,767 and $1,150,139 of financing costs related to the ING Facility have been capitalized and are being amortized over the respective terms, respectively. For the three and six months ended June 30, 2014, the Company recorded $506,299 and $669,700, respectively, of interest and financing expenses related to the ING Facility, of which $355,311 and $401,654 was attributable to interest and $150,988 and $268,046 was attributable to amortization of deferred financing costs, respectively. For the three and six months ended June 30, 2013, the Company did not record any financing expenses related to the ING Facility and did not record any deferred financing costs. As of June 30, 2014 and December 31, 2013, the Company’s outstanding borrowings under the ING Facility was $60,000,000 and $16,000,000, respectively. For the three and six months ended June 30, 2014, our weighted average outstanding debt balance and interest rate on the ING Facility was $51,250,000 and 2.8%, and $33,857,143 and 2.4%, respectively. For the three and six months ended June 30, 2013, the Company had no borrowings under the ING Facility.

Note 7. Agreements

Investment Advisory Agreement

On April 15, 2012, the Company entered into an investment advisory agreement (“IAA”) with SIC Advisors to manage the Company’s investment activities. The IAA became effective as of April 17, 2012, the date that the Company met its minimum offering requirement. Pursuant to the 1940 Act, the initial term of the IAA was for two years from its effective date, with one-year renewals subject to approval by the Company’s board of directors, a majority of whom must be independent directors. On March 12, 2014, the Company’s board of directors approved the renewal of the IAA for an additional one-year term at an in-person meeting. Pursuant to the IAA, SIC Advisors implements the Company’s business strategy on a day-to-day basis and performs certain services for the Company, subject to oversight by the Company’s board of directors. SIC Advisors is responsible for, among other duties, determining investment criteria, sourcing, analyzing and executing investment transactions, asset sales, financings and performing asset management duties. Under the IAA, the Company has agreed to pay SIC Advisors a management fee for investment advisory and management services consisting of a base management fee and an incentive fee.

The base management fee is calculated at an annual rate of 1.75% of the Company’s gross assets payable quarterly in arrears. For purposes of calculating the base management fee, the term “gross assets” includes any assets acquired with the proceeds of leverage. “Gross assets” also includes any cash collateral posted with respect to the TRS, adjusted for realized and unrealized appreciation. For the first quarter of the Company’s operations, the base management fee was calculated based on the initial value of the Company’s gross assets. Subsequently, the base management fee is calculated based on the gross assets at the end of each completed calendar quarter. Base management fees for any partial quarter are appropriately prorated. For the three and six months ended June 30, 2014 the Company recorded an expense for base management fees of $1,768,047 and $2,910,818, respectively, of which $1,768,046 was payable at June 30, 2014. For the three and six months ended June 30, 2013, the Company recorded an expense for base management fees of $358,389 and $603,888, respectively. As of December 31, 2013, the Company had $814,655 of base management fees payable.

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

For the three and six months ended June 30, 2014 the Company recorded a provisional capital gains incentive fee of $326,458 and $438,949, respectively. For the three and six months ended June 30, 2013 the Company recorded a provisional capital gains incentive fee of $(114,528) and $34,108, respectively. As of June 30, 2014 and December 31, 2013, the Company recorded a provisional capital gains incentive fee payable of $622,566 and $182,989, respectively.

Prior to June 2, 2014, SIC Advisors bore all organizational and offering expenses on behalf of the Company until the Company’s gross proceeds in connection with the sale of its common stock exceeded $300,000,000. As of June 2, 2014, the Company is responsible for all ongoing organization and offering expenses.

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

For the three and six months ended June 30, 2014, SIC Advisors incurred organizational and offering costs of $473,662 and $1,551,110, respectively. For the three and six months ended June 30, 2013, SIC Advisors incurred organizational and offering costs of $298,700 and $500,155, respectively. Of the total $5,602,303 organizational and offering costs incurred from inception through June 30, 2014, $1,123,416 and $2,113,905 were reimbursed to SIC Advisors during the three and six months ended June 30, 2014, respectively. For the three and six months ended June 30, 2013, the Company reimbursed SIC Advisors $137,477 and $451,806, respectively. As of June 30, 2014 and December 31, 2013, $54,753 and $33,311 have been accrued and are reflected in the consolidated statements of assets and liabilities as due to affiliate, respectively. The remaining unreimbursed amount will be eligible for reimbursement to the extent the Company receives subscriptions until April 17, 2015, which is the currently scheduled date that the offering period ends, unless it is extended. Organizational and offering expenses paid for by SIC Advisors and reimbursed by the Company will be expensed on the Company’s consolidated statements of operations.

Administration Agreement

On April 5, 2012, the Company entered into an administration agreement (the “Administration Agreement”) with Medley Capital LLC, with an initial term of two years pursuant to which Medley Capital LLC furnishes the Company with administrative services necessary to conduct its day-to-day operations. On March 12, 2014, the Company’s board of directors approved the renewal of the Administration Agreement for an additional one-year term at an in-person meeting. Medley Capital LLC is reimbursed for administrative expenses it incurs on the Company’s behalf in performing its obligations. Such costs are reasonably allocated to the Company on the basis of assets, revenues, time records or other reasonable methods. The Company does not reimburse Medley Capital LLC for any services for which it receives a separate fee or for rent, depreciation, utilities, capital equipment or other administrative items allocated to a controlling person of Medley Capital LLC. Medley Capital LLC is an affiliate of SIC Advisors. For the three and six months ended June 30, 2014, the Company recorded an expense of $272,579 and $500,795, respectively, of which $272,579 was payable at June 30, 2014, relating to administrator expenses. For the three and six months ended June 30, 2013, the Company recorded an expense of $158,824 and $296,914, respectively. As of December 31, 2013, the Company had $152,162 in administrator expenses payable.

Expense Support and Reimbursement Agreement

On June 29, 2012, the Company entered into an Expense Support and Reimbursement Agreement (the “Expense Support Agreement”) with SIC Advisors. Pursuant to the Expense Support Agreement, SIC Advisors has agreed to reimburse the Company for operating expenses in an amount equal to the difference between distributions paid to the Company’s stockholders in each month, less the sum of the Company’s net investment income, the Company’s net realized capital gains and dividends paid to the Company from its portfolio companies during such period (“Expense Support Reimbursement”). To the extent that no dividends or other distributions are paid to the Company’s stockholders in any given month, then the Expense Support Reimbursement for such month shall be equal to such amount necessary in order for Available Operating Funds for the month to equal zero. The terms of the Expense Support Agreement commenced as of the date that the Company’s registration statement was declared effective by the SEC and continued monthly thereafter until December 31, 2012. Most recently, on June 4, 2014, the Company’s board of directors approved an extension of the Expense Support Agreement through December 31, 2014.

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

For the three and six months ended June 30, 2014, the Company recorded Expense Support Reimbursements of $2,143,066 and $3,456,536, respectively, on the consolidated statements of operations. For the three and six months ended June 30, 2013, the Company recorded Expense Support Reimbursements of $732,424 and $1,417,828, respectively, on the consolidated statements of operations, which includes $125,000 that SIC Advisors elected to reimburse on June 27, 2013 related to expenses from prior periods. Repayments of amounts paid by SIC Advisors to the Company under the Expense Support Agreement will be accrued as they become probable and estimable. As of June 30, 2014 and December 31, 2013, the Company recorded $5,128,780 and $2,592,989, respectively, in its consolidated statements of assets and liabilities as due from affiliate relating to the Expense Support and Reimbursement Agreement. From inception through June 30, 2014, the company did not record any reimbursement to SIC Advisors for Expense Support Reimbursements.

The following table provides information regarding liabilities incurred by SIC Advisors pursuant to the Expense Support Agreement as well as other information relating to the Company’s ability to reimburse SIC Advisors for such payments:

Quarter Ended	Amount of Expense Payment Obligation	Operating Expense Ratio(1)	Annualized Distribution Rate(2)	Eligible to be Repaid Through
June 30, 2012	$454,874	6.13%	8.00%	June 30, 2015
September 30, 2012	437,303	4.05%	8.00%	September 30, 2015
December 31, 2012	573,733	3.91%	8.00%	December 31, 2015
March 31, 2013	685,404	1.71%	8.00%	March 31, 2016
June 30, 2013	732,425	1.00%	7.84%	June 30, 2016
September 30, 2013	1,277,853	0.83%	7.84%	September 30, 2016
December 31, 2013	1,243,569	0.45%	7.84%	December 31, 2016
March 31, 2014	1,313,470	0.45%	7.80%	March 31, 2017
June 30, 2014	2,143,066	0.38%	7.80%	June 30, 2017

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

Note 9. Directors Fees

The Company’s independent directors receive an annual retainer fee of $30,000 and further receive a fee of $2,500 ($1,000 for telephonic attendance) for each regularly scheduled board meeting and a fee of $1,000 for each special board meeting and all committee meetings as well as reimbursement of reasonable and documented out-of-pocket expenses incurred in connection with attending each board or committee meeting. In addition, the chairman of the audit committee receives an annual retainer of $10,000, while the chairman of any other committee receives an annual retainer of $2,500. For the three and six months ended June 30, 2014, the Company recorded directors’ fees expenses of $41,646 and $82,835, respectively, of which $73,235 was payable at June 30, 2014. For the three and six months ended June 30, 2013, the Company recorded directors’ fees expenses of $41,875 and $85,640, respectively. As of December 31, 2013, the Company did not have any directors’ fees payable.

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

The following table sets forth the computation of the weighted average basic and diluted net increase in net assets per share from operations for the three and six months ended June 30:

	For the three months ended		For the six months ended
	June 30,		June 30,
Basic and diluted	2014	2013	2014	2013
Net increase/(decrease) in net assets from operations	$7,235,329	$490,003	$11,682,877	$1,881,190
Weighted average common shares outstanding	29,185,996	5,150,372	24,802,153	4,193,642
Earnings per common share-basic and diluted	$0.25	$0.09	$0.47	$0.45

Note 11. Commitments and Contingencies

The Company’s investment portfolio may contain debt investments that are in the form of lines of credit and unfunded delayed draw commitments, which require the Company to provide funding when requested by portfolio companies in accordance with the terms of the underlying loan agreements. As of June 30, 2014 the Company had three unfunded commitments under loan and financing agreements. As of December 31, 2013 the Company had no unfunded commitments under loan and financing agreements.

	As of
	June 30, 2014	December 31, 2013
Access Media 3, Inc.	$24,908	$—
GTCR Valor Companies, Inc.	3,446,154
Valence Surface Technologies, Inc.	1,071,393	—

Total	$4,542,455	$—

Note 12. Distributions and Share Repurchase Plan Distributions

Dividends and distributions to common stockholders are recorded on the ex-dividend date. The amount to be paid out as a dividend is determined by the Company’s board of directors.

The Company has adopted an “opt in” distribution reinvestment plan (“DRIP”) pursuant to which the Company’s common stockholders may elect to have the full amount of any cash distributions reinvested in additional shares of the Company’s common stock. As a result, if the Company declares a cash dividend or other distribution, each stockholder that has “opted in” to the Company’s reinvestment plan will have their distributions automatically reinvested in additional shares of the Company’s common stock rather than receiving cash distributions. Stockholders who receive distributions in the form of shares of common stock will be subject to the same federal, state and local tax consequences as if they received cash distributions. For the six months ended June 30, 2014, the Company distributed a total of $10,192,078, of which, $5,641,826 was in cash and $4,550,252 was in the form of common shares associated with the DRIP. For the six months ended June 30, 2013, the Company distributed a total of $1,673,988, of which, $1,223,241, was in cash and $450,747 was in the form of common shares associated with the DRIP.

The following table reflects the cash distributions per share that the Company declared or paid to its stockholders since it commenced operations in April 2012. Stockholders of record as of each respective record date were entitled to receive the distribution.

Record Date	Payment Date	Amount per share
July 13 and 31, 2012	August 1, 2012	$0.03333
August 15 and 31, 2012	September 4, 2012	0.03333
September 14 and 28, 2012	October 1, 2012	0.03333
October 15 and 30, 2012	October 31, 2012	0.03333
November 15 and 29, 2012	November 30, 2012	0.03333
December 14 and 28, 2012	December 31, 2012	0.03333
January 15 and 31, 2013	January 31, 2013	0.03333
February 15 and 28, 2013	February 28, 2013	0.03333
March 15 and 29, 2013	March 29, 2013	0.03333
April 15 and 30, 2013	April 30, 2013	0.03333
May 15 and 31, 2013	May 31, 2013	0.03333
June 14 and 28, 2013	June 28, 2013	0.03333
July 15 and 31, 2013	July 31, 2013	0.03333
August 15 and 30, 2013	August 30, 2013	0.03333
September 13 and 30, 2013	September 30, 2013	0.03333
October 15 and 31, 2013	October 31, 2013	0.03333
November 15 and 29, 2013	November 29, 2013	0.03333
December 13 and 31, 2013	December 31, 2013	0.03333
January 15 and 31, 2014	January 31, 2014	0.03333
February 14 and 28, 2014	February 28, 2014	0.03333
March 14 and 31, 2014	March 31, 2014	0.03333
April 15 and 30, 2014	April 30, 2014	0.03333
May 15 and 30, 2014	May 30, 2014	0.03333
June 13 and 30, 2014	June 30, 2014	0.03333
July 15 and July 31, 2014	July 31, 2014	0.03333
August 15 and August 29, 2014	August 29, 2014	0.03333
September 15 and September 30, 2014	September 30, 2014	0.03333

The Company’s distributions may be funded from offering proceeds or borrowings, which may constitute a return of capital and reduce the amount of capital available to the Company for investment. Any capital returned to stockholders through distributions will be distributed after payment of fees and expenses.

The Company’s previous distributions to stockholders were funded from temporary Expense Support Reimbursements that are subject to repayment to SIC Advisors. These distributions were not based on our investment performance and may not continue in the future. If SIC Advisors had not agreed to make Expense Support Reimbursements, these distributions would have come from paid-in-capital. The reimbursement of these payments owed to SIC Advisors will reduce the future distributions to which stockholders would otherwise be entitled.

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

On November 7, 2013, the Company offered a repurchase up to 60,966 shares at a price per share of $9.14, which represented the Company’s net asset value per share as of September 30, 2013. On December 19, 2013, the Company repurchased 5,826 shares.

On March 12, 2014, the Company offered to repurchase up to 120,816 shares at a price per share of $9.18, which represented the Company’s net asset value per share as of December 31, 2013. On April 25, 2014, the Company repurchased 9,835 shares.

On May 6, 2014, the Company offered to repurchase up to 199,476 shares at a price per share of $9.20, which represented the Company’s net asset value per share as of March 31, 2014. On June 13, 2014, the Company repurchased 17,777 shares.

On August 5, 2014, the Company offered to repurchase up to 294,068 shares at a price of $9.25, which represents the Company’s net asset value per share as of June 30, 2014.

Note 13. Financial Highlights

The following is a schedule of financial highlights of the Company for the six months ended June 30:

	2014	2013
Per Share Data:(1)
Net asset value at beginning of period	$9.18	$8.96
Net investment income/(loss)	0.25	0.40
Net realized gains/(losses) on investments and total return swap	0.16	0.03
Net unrealized appreciation/(depreciation) on investments and total return swap	0.06	0.14

Net increase/(decrease) in net assets	0.47	0.57
Distributions declared from net investment income(2)	(0.24)	(0.37)
Distributions from net realized capital gains	(0.16)	(0.03)

Total distributions to stockholders	(0.40)	(0.40)
Issuance of common stock above net asset value(3)	—	—
Net asset value at end of period	9.25	9.13
Total return based on net asset value(4)(5)	5.20%	6.36%
Portfolio turnover rate	34.10%	32.06%
Shares outstanding at end of period	34,455,001	5,939,363
Net assets at end of period	318,696,039	54,211,809
Ratio/Supplemental Data (annualized):
Ratio of net investment income/(loss) to average net assets(5)	5.57%	10.22%
Ratio of net expenses (including incentive fees) to average net assets(5)	4.60%	4.87%
Ratio of incentive fees to average net assets	0.39%	0.19%
Supplemental data (annualized):
Ratio of operating expenses to average net assets	4.21%	6.26%
Ratio of interest and financing related expenses to average net assets	0.60%	0.36%

(1)	The per share data was derived by using the weighted average shares outstanding during the six months ended June 30, 2014 and June 30, 2013, which were 24,802,153 and 4,193,642, respectively.
(2)	The per share data for distributions is the actual amount of paid distributions per share during the period.
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
(5)

Total returns, ratios of net investment income/(loss), and ratios of net expenses to average net assets for the six months ended June 30, 2014 and June 30, 2013 prior to the effect of the Expense Support and Reimbursement Agreement were as follows: total return 4.48% and (5.92%), ratio of net investment income/(loss): 2.51% and (38.99%) and ratio of net expenses to average net assets: 7.74% and 49.75%, respectively.

Note 14. Subsequent Events

Management has evaluated subsequent events through the date of issuance of the consolidated financial statements included herein. There have been no subsequent events that occurred during such period that would require disclosure in this Form 10-Q or would be required to be recognized in the consolidated financial statements as of and for the six months ended June 30, 2014, except as disclosed below.

The Company issued common shares and received gross proceeds of approximately $43.3 million subsequent to June 30, 2014.

On July 10, 2014, the pricing committee of the board of directors approved an increase to Company’s public offering price from $10.25 per share to $10.30 per share. This increase became effective with the weekly closing on July 11, 2014. The purpose of this action was to ensure that the Company’s net asset value per share, after deducting selling commissions and dealer manager fees, did not exceed its offering price per share, as required by the 1940 Act.

Alpine Credit Facility

On July 23, 2014, the Company’s newly-formed, wholly-owned, special purpose financing subsidiary, Alpine Funding LLC (“Alpine”), entered into a revolving credit facility (the “Alpine Credit Facility”) pursuant to a Loan Agreement with JPMorgan Chase Bank, National Association (“JPMorgan”), as administrative agent and lender, the Financing Providers from time to time party thereto, SIC Advisors LLC, as the portfolio manager, and the Collateral Administrator, Collateral Agent and Securities Intermediary party thereto (the “Loan Agreement”). Alpine’s obligations to JPMorgan under the Alpine Credit Facility are secured by a first priority security interest in substantially all of the assets of Alpine, including its portfolio of loans. The obligations of Alpine under the Alpine Credit Facility are non-recourse to the Company.

The Alpine Credit Facility provides for borrowings in an aggregate principal amount up to $150,000,000 on a committed basis. Borrowings under the Alpine Credit Facility are subject to compliance with a net asset value coverage ratio with respect to the current value of Alpine’s portfolio and various eligibility criteria must be satisfied with respect to the initial acquisition of each loan in Alpine’s portfolio. Any amounts borrowed under the Alpine Credit Facility will mature, and all accrued and unpaid interest thereunder will be due and payable, on January 23, 2019.

Pricing under the Alpine Credit Facility for each one month calculation period is based on the London Interbank Offered Rate (“LIBOR”) for an interest period of one month, plus a spread of 3.25% per annum. If LIBOR is unavailable, pricing will be determined at the prime rate offered by JPMorgan or the federal funds effective rate, plus a spread of 3.25% per annum. Interest is payable monthly in arrears. Beginning February 22, 2015, Alpine will be required to pay a non-usage fee equal to .50% on the average daily unused amount of the financing commitments to the extent the aggregate principal amount available under the Alpine Credit Facility has not been borrowed. Alpine also paid a set-up fee and incurred certain other customary costs and expenses in connection with obtaining the Alpine Credit Facility.

Borrowings of Alpine will be considered borrowings of the Company for purposes of complying with the asset coverage requirements under the Investment Company Act of 1940 Act, as amended, applicable to business development companies. As of August 6, 2014, the Company had $25,000,000 outstanding under the Alpine Credit Facility.

Pursuant to a Sale and Contribution Agreement entered into between the Company and Alpine (the “Sale Agreement”) in connection with the Alpine Credit Facility, the Company may sell loans or contribute cash or loans to Alpine from time to time and will retain a residual interest in any assets contributed through its ownership of Alpine or will receive fair market value for any assets sold to Alpine. In certain circumstances the Company may be required to repurchase certain loans sold to Alpine. In addition to the acquisition of loans pursuant to the Sale Agreement, Alpine may purchase additional assets from various sources. Alpine has appointed SIC Advisors LLC to manage its portfolio of assets pursuant to the terms of a Portfolio Management Agreement between SIC Advisors LLC and Alpine.

Amendment to Total Return Swap

On July 23, 2014, the Company, through Arbor Funding LLC (“Arbor”), its wholly-owned financing subsidiary, entered into the Second Amended and Restated Confirmation Letter Agreement (the “Second Amended Confirmation Agreement”) with Citibank, N.A. (“Citi”), initially entered into on August 27, 2013, and first amended and restated on March 21, 2014, relating to a total return swap, or TRS, for senior secured floating rate loans. The TRS with Citi enables the Company, through Arbor, to obtain the economic benefit of the loans subject to the TRS, despite the fact that such loans will not be directly held or otherwise owned by the Company or Arbor, in return for an interest-type payment to Citi. The Second Amended Confirmation Agreement increases the maximum market value (determined at the time each such loan becomes subject to the TRS) of the portfolio of loans that Arbor may select from $200,000,000 to $350,000,000. Other than the foregoing, the Second Amended Confirmation Agreement did not change any of the other terms of the TRS. As of August 5, 2014, Arbor has posted $45,168,170 in collateral to Citi in relation to the TRS.

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

On April 17, 2012 we successfully reached the minimum escrow requirement and officially commenced operations by receiving gross proceeds of $10 million in exchange for 1,108,033.24 shares of our common stock sold to SIC Advisors. As of June 30, 2014, we have combined proceeds, as well as a modest amount of leverage through a revolving credit facility with ING Capital LLC, which we have used to invest $328.2 million across 59 transactions.

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

Portfolio and Investment Activity

As of June 30, 2014, our portfolio consisted of investments in 59 portfolio companies with a fair value of $329.3 million, and was comprised of 33.4% Senior secured first lien term loans, 55.9% Senior secured second lien term loans, 9.1% Senior Secured first lien notes, 0.5% Senior Secured second lien notes and 1.1% warrants and equity.

As of December 31, 2013, our portfolio consisted of investments in 49 portfolio companies with a fair value of $137.8 million, and was comprised of 20.8% Senior Secured first lien term loans, 41.0% Senior Secured second lien term loans, 34.4% senior secured notes, 3.8% Senior Secured second lien notes and 0.0% warrants.

As of June 30, 2014, our income-bearing investment portfolio, which represented 98.9% of our total portfolio, had a weighted average yield based upon the cost of our portfolio investments of approximately 9.1%, and 11.9% of our income-bearing portfolio bore interest based on fixed rates, and 88.1% of our income-bearing portfolio bore interest on floating rates, such as LIBOR.

As of December 31, 2013, our income-bearing investment portfolio, which represented 99.9% of our total portfolio, had a weighted average yield based upon the cost of our portfolio investments of approximately 9.9%, and 43.3% of our income-bearing portfolio bore interest based on fixed rates, and 56.7% of our income-bearing portfolio bore interest on floating rates, such as LIBOR.

For the three months ended June 30, 2014, we had $82,125,000 of principal in direct originations across 7 portfolio companies and $62,175,973 of principal in purchased transactions across 22 portfolio companies. As of June 30, 2014, the fair value of our investment portfolio was comprised of $200,286,526 in originated transactions across 29 companies and $129,042,894 in purchased transactions across 30 companies.

The following table summarizes the amortized cost and the fair value of investments not including cash as of June 30, 2014:

	Amortized Cost	Percentage	Fair Value	Percentage
Senior secured first lien term loans	$109,474,255	33.3%	$109,994,358	33.4%
Senior secured first lien notes	30,543,051	9.3	30,070,088	9.1
Senior secured second lien term loans	183,444,517	55.9	183,859,229	55.9
Senior secured second lien notes	1,630,532	0.5	1,712,314	0.5
Warrants/Equity	3,195,026	1.0	3,693,431	1.1

Total	$328,287,381	100.0%	$329,329,420	100.0%

The following table summarizes the amortized cost and the fair value of investments, not including cash as of December 31, 2013:

	Amortized Cost	Percentage	Fair Value	Percentage
Senior secured first lien term loans	$28,617,156	20.9%	$28,583,326	20.8%
Senior secured first lien notes	47,352,921	34.5	47,427,311	34.4
Senior secured second lien term loans	56,224,549	40.9	56,481,247	41.0
Senior secured second lien notes	5,108,477	3.7	5,254,676	3.8
Warrants/Equity	29,173	—	54,977	—

Total	$137,332,276	100.0%	$137,801,537	100.0%

Our portfolio composition, based on fair value, including the value of the TRS underlying loans, at June 30, 2014 was as follows:

	Percentage of Total Investments	Weighted Average Current Yield for Total Investments
Senior Secured First Lien Term Loans	29.6%	9.3%
Senior Secured First Lien Notes	8.1	10.1
Senior Secured Second Lien Term Loans	49.5	9.3
Senior Secured Second Lien Notes	0.5	10.3
Equity/Warrants	12.3	19.0

Total	100.0%	10.5%

The following table shows the portfolio composition by industry grouping, including the TRS underlying loans, based on fair value at June 30, 2014:

	Investments at Fair Value(1)	Percentage of Total Portfolio(1)	Value of TRS Underlying Loans	Percentage of TRS Underlying Loans	Total Investments at Fair Value including the value of TRS Underlying Loans	Percentage of Total Portfolio Including the value of TRS Underlying Loans
Electronics	41,081,874	12.4%	13,142,615	8.2%	54,224,489	11.2%
Cargo Transport	12,750,531	3.9	27,111,643	17.0	39,862,174	8.2%
Retail Stores	23,794,745	7.2	12,039,780	7.5	35,834,525	7.3
Oil and Gas	31,006,875	9.4	4,375,818	2.7	35,382,692	7.2
Automobile	30,239,173	9.2	3,690,319	2.3	33,929,492	6.9
Telecommunications	26,600,046	8.1	6,856,243	4.3	33,456,289	6.8
Beverage, Food and Tobacco	32,188,937	9.8	—	—	32,188,937	6.6
Healthcare, Education, and Childcare	23,067,844	7.0	7,036,506	4.4	30,104,350	6.2
Diversified/Conglomerate Service	—	—	22,884,730	14.3	22,884,730	4.7
Chemicals, Plastics, and Rubber	21,559,164	6.5	—	—	21,559,164	4.4
Insurance	7,425,474	2.3	12,069,916	7.5	19,495,390	4.0
Aerospace and Defense	13,807,589	4.2	4,924,911	3.1	18,732,500	3.8
Hotels, Motels, Inns and Gaming	11,400,703	3.5	4,770,763	3.0	16,171,466	3.3
Buildings and Real Estate	14,237,680	4.3	—	—	14,237,680	2.9
Containers, Packaging, and Glass	9,878,168	3.0	4,037,475	2.5	13,915,643	2.8
Finance	12,773,383	3.9	—	—	12,773,383	2.6
Printing and Publishing	—	—	11,655,363	7.3	11,655,363	2.4
Mining, Steel, Iron and Nonprecious Metals	1,080,155	0.3	10,025,000	6.3	11,105,155	2.3
Broadcasting and Entertainment	1,500,069	0.5	8,017,695	5.0	9,517,764	1.9
Personal and Nondurable Consumer Products (Manufacturing Only)	6,377,537	1.9	—	—	6,377,537	1.3

	Investments at Fair Value(1)	Percentage of Total Portfolio(1)	Value of TRS Underlying Loans	Percentage of TRS Underlying Loans	Total Investments at Fair Value including the value of TRS Underlying Loans	Percentage of Total Portfolio Including the value of TRS Underlying Loans
Business Services	5,580,363	1.7	—	—	5,580,363	1.1
Machinery (Non-Agriculture, Non-Construction, Non-Electronic)	—	—	5,008,350	3.1	5,008,350	1.0
Leisure, Amusement, Motion Pictures, Entertainment	2,035,496	0.6	996,250	0.6	3,031,746	0.6
Personal, Food and Miscellaneous	—	—	1,515,000	0.9	1,515,000	0.3
Grocery	943,614	0.3	—	—	943,614	0.2

Total	$329,329,420	100.0%	$160,158,377	100%	$489,487,796	100.0%

(1)	Does not include TRS underlying loans

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

Some loss of principal is expected.

The following table shows the distribution of our investments, not including cash, on the 1 to 5 investment performance rating scale at fair value as of June 30, 2014:

	June 30, 2014		December 31, 2013
Investment Performance Rating	Investments at Fair Value	Percentage	Investments at Fair Value	Percentage
1	$—	—%	$2,198,601	1.6%
2	329,011,275	99.9	99,713,280	98.2
3	—	—	—	0.2
4	—	—	—	—
5	318,145	0.1	322,745	—

Total	$329,329,420	100.0%	$137,801,537	100.0%

Results of Operations

Operating results for the three and six months ended June 30, 2014 and 2013 are as follows:

	For the three months ended June 30		For the six months ended June 30
	2014	2013	2014	2013
Total investment income	$6,813,824	$1,526,284	$11,410,038	$2,584,361
Total expenses, net	3,057,705	372,165	5,161,270	896,009
Net investment income/(loss)	3,756,119	1,154,119	6,248,768	1,688,352
Net realized gain/(loss) from investments	2,234,348	(1,427)	3,943,310	109,208
Net unrealized gain/(loss) on investments and total return swap	1,244,862	(662,689)	1,490,799	83,630

Net increase/(decrease) in net assets resulting from operations	7,235,329	$490,003	11,682,877	$1,881,190

Investment Income

For the three months ended June 30, 2014, investment income totaled $6,813,824, of which $6,055,653 was attributable to portfolio interest, $653,728 was attributable to other fee income, and $104,443 was attributable to PIK interest. For the three months ended June 30, 2013, investment income totaled $1,526,284, of which $1,461,355 was attributable to portfolio interest, $64,750 was attributable to other fee income, and $179 to interest earned on cash.

For the six months ended June 30, 2014, investment income totaled $11,410,038, of which $9,813,514 was attributable to portfolio interest, $1,488,377 was attributable to other fee income, and $108,147 to PIK interest. For the six months ended June 30, 2013, investment income totaled $2,584,361, of which $129,460 was attributable to portfolio interest and $441 to interest earned on cash and cash equivalents.

Operating Expenses

Operating expenses for the three and six months ended June, 2014 and 2013 were as follows:

	For the three months ended June 30		For the six months ended June 30
	2014	2013	2014	2013
Base management fees	1,768,047	$358,389	2,910,818	$603,888
Provisional incentive fees	326,458	(114,528)	438,949	34,108
Administrator expenses	272,579	158,824	500,795	296,914
Professional fees	250,370	192,949	505,698	488,225
Interest and financing expenses	506,299	36,850	669,700	65,495
Insurance expense	32,261	31,432	56,588	58,331
Directors fees	41,646	41,875	82,835	85,640
Organizational and offering costs reimbursed to an affiliate	1,224,673	280,353	2,208,458	458,520
Offering costs	190,100	—	190,100	—
General and administrative expenses	588,338	118,445	1,053,865	222,716

Expenses before expense reimbursement	5,200,771	$1,104,589	8,617,806	$2,313,837

Expense Support and Reimbursement Agreement

On June 29, 2012, the Company entered into an Expense Support and Reimbursement Agreement (the “Expense Support Agreement”) with SIC Advisors. Pursuant to the Expense Support Agreement, SIC Advisors has agreed to reimburse the Company for operating expenses in an amount equal to the difference between distributions paid to the Company’s stockholders in each month, less the sum of the Company’s net investment income, the Company’s net realized capital gains and dividends paid to the Company from its portfolio companies during such period (“Expense Support Reimbursement”). To the extent that no dividends or other distributions are paid to the Company’s stockholders in any given month, then the Expense Support Reimbursement for such month shall be equal to such amount necessary in order for Available Operating Funds for the month to equal zero. The terms of the Expense Support Agreement commenced as of the date that the Company’s registration statement was declared effective by the SEC and continued monthly thereafter until December 31, 2012. Subsequently, the Company’s board of directors approved amendments to the Expense Support Agreement that extended the term from December 31, 2012 to December 31, 2014.

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

As of June 30, 2014, we recorded $5,128,780 in our statements of assets and liabilities as due from affiliate relating to the Expense Support Agreement. For the three and six months ended June 30, 2014, we recorded expense reimbursements of $2,143,066 and 3,456,536 on the statement of operations. Expense reimbursements to SIC Advisors will be accrued as they become probable and estimable. For the three months ended June 30, 2014, we did not record any expense reimbursements to SIC Advisors. As of December 31, 2013, we recorded $2,592,989 in our statement of assets and liabilities as due from affiliate relating to the Expense Support Agreement. For the three and six months ended June 30, 2013 and 2014, we did not record any expense reimbursements to SIC Advisors.

For the three months ended June 30, 2013, total expense reimbursement from SIC Advisors pursuant to the Expense Support and Reimbursement Agreement was $732,425 and net expenses after taking into account the expense reimbursement from SIC Advisors, was $372,165.

For the three months ended June 30, 2014 total expense reimbursement from SIC Advisors pursuant to the Expense Support and Reimbursement Agreement was $2,143,066 and net expenses after taking into account the expense reimbursement from SIC Advisors, was $3,057,705.

Net Realized Gains/Losses from Investments

We measure realized gains or losses by the difference between the net proceeds from the disposition and the amortized cost basis of an investment, without regard to unrealized gains or losses previously recognized.

During the three and six months ended June 30, 2014, we recognized $2,234,648 and 3,943,310 in net realized gains on total investments.

During the three and six months ended June 30, 2013, we recognized $1,427 of realized losses and $109,208 of realized gains, respectively, on our portfolio investments.

Net Unrealized Appreciation/Depreciation on Investments

Net change in unrealized appreciation on investments reflects the net change in the fair value of our total investments. For the three and six months ended June 30, 2014, we had unrealized appreciation of $1,244,862 and $1,490,799 on total investments. For the three and six months ended June 30, 2013, we had unrealized depreciation of $662,689 and unrealized appreciation of $83,630, respectively, on our portfolio investments.

Changes in Net Assets from Operations

For the three and six months ended June 30, 2014, we recorded a net increase in net assets resulting from operations of $7,235,329 and $11,682,877, respectively. Based on 29,185,996 weighted average common shares outstanding for the three months ended June 30, 2014, our per share basic and diluted earnings was $0.25. Based on 24,802,153 weighted average common shares outstanding for the six months ended June 30, 2014, our per share basic and diluted earnings was $0.47.

For the three and six months ended June 30, 2013, we recorded a net increase in net assets resulting from operations of $490,003 and $1,881,190, respectively. Based on 5,150,372 weighted average common shares 7 outstanding for the three months ended June 30, 2013, our per share basic and diluted earnings was $0.09. Based on 4,193,642 weighted average common shares outstanding for the six months ended June 30, 2013, our per share basic and diluted earnings was $0.45.

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

As of June 30, 2014, we had $15,543,088 in cash. In the future, we may generate cash from future offerings of securities, future borrowings and cash flows from operations, including interest earned from the temporary investment of cash in U.S. government securities and other high-quality debt investments that mature in one year or less. Our primary use of funds is investments in our targeted asset classes, cash distributions to our stockholders, and other general corporate purposes.

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

On December 4, 2013, we entered into a three-year senior secured syndicated revolving credit facility with a one-year term out period (the “ING Facility”) pursuant to a Senior Secured Revolving Credit Agreement (the “Revolving Credit Agreement”) with certain lenders party thereto from time to time and ING Capital LLC, as administrative agent. The ING Facility matures on December 4, 2017 and is secured by substantially all of our assets, subject to certain exclusions as further set forth in a Guarantee, Pledge and Security Agreement (the “Security Agreement”) entered into in connection with the Revolving Credit Agreement, among us, the Subsidiary Guarantors party thereto, ING Capital LLC, as Administrative Agent, each Financial Agent and Designated Indebtedness Holder party thereto and ING Capital LLC, as Collateral Agent. The ING Facility also includes usual and customary representations, covenants and events of default for senior secured revolving credit facilities of this nature. As of June 30, 2014, our borrowings under the ING Facility totaled $60,000,000 and were recorded as revolving credit facility payable on our consolidated statements of assets and liabilities.

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

Our derivative asset due from Citibank, net of amounts available for offset under a master netting agreement as of June 30, 2014 was $ 1,102,819, which is recorded on the consolidated statements of assets and liabilities as receivable due on total return swap.

Transactions in total return swap contracts during the three months ended June 30, 2014 were $1,372,779 in realized gains and $471,000 in unrealized gains, which is recorded on the consolidated statements of operations.

For the three months ended June 30, 2014, the average notional par amount of total return swap contracts was $126,714,344.

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

Subject to our board of directors’ discretion and applicable legal restrictions, we expect to authorize and pay monthly distributions to our stockholders. Any distributions to our stockholders will be declared out of assets legally available for distribution. We expect to continue making monthly distributions unless our results of operations, our general financial condition, general economic conditions, or other factors prohibit us from doing so. From time to time, but not less than quarterly, we will review our accounts to determine whether distributions to our stockholders are appropriate. We have not established limits on the amount of funds we may use from available sources to make distributions. We expect that for a significant time after the commencement of this offering, substantially all of our distributions will result from expense support payments made by SIC Advisors that may be subject to repayment by us within three years. The purpose of this arrangement is to avoid such distributions being characterized as returns of capital for GAAP purposes. We may still have distributions which could be characterized as a return of capital for tax purposes. Such distributions are not based on our investment performance and can only be sustained if we achieve positive investment performance in future periods and/or SIC Advisors continues to make Expense Support Payments under the Expense Support Agreement. Any future reimbursements to SIC Advisors will reduce the distributions that may otherwise be available for distribution to stockholders. There can be no assurance that we will achieve the performance necessary to sustain our distributions or that we will be able to pay distributions at all. SIC Advisors has no obligation to make Expense Support Payments pursuant to the Expense Support Agreement after December 31, 2014, unless the Expense Support Agreement is extended. For the three and six months ended June 30, 2014, if Expense Support Payments of $2,143,066 and $3,456,536 were not made by SIC Advisors, approximately 36% and 34% of the distributions would have been a return of capital, respectively.

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

Record Date	Payment Date	Amount per share
July 13 and 31, 2012	August 1, 2012	$0.03333
August 15 and 31, 2012	September 4, 2012	0.03333
September 14 and 28, 2012	October 1, 2012	0.03333
October 15 and 30, 2012	October 31, 2012	0.03333
November 15 and 29, 2012	November 30, 2012	0.03333
December 14 and 28, 2012	December 31, 2012	0.03333
January 15 and 31, 2013	January 31, 2013	0.03333
February 15 and 28, 2013	February 28, 2013	0.03333
March 15 and 29, 2013	March 29, 2013	0.03333
April 15 and 30, 2013	April 30, 2013	0.03333
May 15 and 31, 2013	May 31, 2013	0.03333
June 14 and 28, 2013	June 28, 2013	0.03333
July 15 and 31, 2013	July 31, 2013	0.03333
August 15 and 30, 2013	August 30, 2013	0.03333
September 13 and 30, 2013	September 30, 2013	0.03333
October 15 and 31, 2013	October 31, 2013	0.03333
November 15 and 29, 2013	November 29, 2013	0.03333
December 13 and 31, 2013	December 31, 2013	0.03333
January 15 and 31, 2014	January 31, 2014	0.03333
February 14 and 28, 2014	February 28, 2014	0.03333
March 14 and 31, 2014	March 31, 2014	0.03333
April 15 and 30, 2014	April 30, 2014	0.03333
May 15 and 30, 2014	May 30, 2014	0.03333
June 13 and 30, 2014	June 30, 2014	0.03333
July 15 and July 31, 2014	July 31, 2014	0.03333
August 15 and August 29, 2014	August 29, 2014	0.03333
September 15 and September 30, 2014	September 30, 2014	0.03333

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

Under the terms of the investment advisory agreement, SIC Advisors bears all organization and offering expenses on our behalf. Upon such time that we have raised $300 million in gross proceeds in connection with the sale of shares of our common stock, SIC Advisors shall no longer be obligated to bear, pay or otherwise be responsible for any ongoing organization and offering expenses on our behalf, and we will be responsible for paying or otherwise incurring all such organization and offering expenses. As of June 2, 2014 we are responsible for all ongoing organizational and offering expenses. Pursuant to the terms of the Investment Advisory Agreement, we have agreed to reimburse SIC Advisors for any such organizational and offering expenses incurred by SIC Advisors not to exceed 1.25% of the gross subscriptions raised by us over the course of the offering period, which was initially scheduled to terminate two years from the initial offering date, unless extended. At a meeting held on June 12, 2014, our board of directors approved an extension of our offering for an additional year. Notwithstanding the foregoing, in the event that organizational and offering expenses, together with sales commissions, the dealer manager fee and any discounts paid to members of the Financial Industry Regulatory Authority, exceed 15% of the gross proceeds from the sale of shares of our common stock pursuant to our registration statement or otherwise at the time of the completion of our offering, then SIC Advisors shall be required to pay or, if already paid by us, reimburse us for amounts exceeding such 15% limit.

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

Revenue Recognition

We record interest income on an accrual basis to the extent that we expect to collect such amounts. For loans and debt securities with contractual PIK interest, which represents contractual interest accrued and added to the principal balance, we generally will not accrue PIK interest for accounting purposes if the portfolio company valuation indicates that such PIK interest is not collectible. We do not accrue as a receivable interest on loans and debt securities or accounting purposes if we have reason to doubt our ability to collect such interest. Original issue discounts, market discounts or premiums are accreted or amortized using the effective interest method as interest income. Upon the prepayment of a loan or debt security, any unamortized loan origination, closing, prepayment penalties, commitment and other upfront fees are recorded as income. Dividend income, if any, is recognized on an accrual basis to the extent that we expect to collect such amount.

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

Organization and Offering Expenses

As of June 2, 2014, the Company is responsible for all ongoing organization and offering expenses.

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

Item 3: Quantitative and Qualitative Disclosures About Market Risk.

We are subject to financial market risks, including changes in interest rates. Under the terms of the TRS between Arbor and Citibank, Arbor will pay fees to Citibank at a floating rate based on LIBOR in exchange for the right to receive the economic benefit of a portfolio of assets having a maximum notional amount of $350,000,000. We expect any future credit facilities, total return swap agreements or other financing arrangements that we or any of our subsidiaries may enter into will also be based on a floating interest rate. As a result, we are subject to risks relating to changes in market interest rates. In periods of rising interest rates, when we or our subsidiaries have debt outstanding or swap agreements in effect, our cost of funds would increase, which could reduce our net investment income, especially to the extent we hold fixed rate investments.

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

Change In Internal Control Over Financial Reporting

No change occurred in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the three months ended June 30, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II — Other Information

Item 1:	Legal Proceedings.

We are not currently subject to any legal proceedings, nor, to our knowledge, are any legal proceedings threatened against us or our subsidiaries.

Item 1A:	Risk Factors.

In addition to other information set forth in this report, you should carefully consider the “Risk Factors” discussed in our annual report on Form 10-K for the fiscal year ended December 31, 2013, filed with the SEC on March 14, 2014, which could materially affect our business, financial condition and/or operating results. Except as set forth below, there have been no material changes during the six months ended June 30, 2014 to the risk factors discussed in “Item 1A. Risk Factors” of our annual report on Form 10-K. Additional risks or uncertainties not currently known to us or that we currently deem to be immaterial also may materially affect our business, financial condition and/or operating results.

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

Dated: August 6, 2014	Sierra Income Corporation.

	By	/s/ Seth Taube
Seth Taube Chief Executive Officer (Principal Executive Officer)

Dated: August 6, 2014	By	/s/ Richard T. Allorto, Jr.
Richard T. Allorto, Jr. Chief Financial Officer (Principal Accounting and Financial Officer)