Form 10-Q
period 2014-09-30
Sierra Income Corp
filed 2014-11-07
CIK 1523526

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2014

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

As of November 6, 2014, the Registrant had 50,638,957 shares of common stock, $0.001 par value, outstanding.

Sierra Income Corporation

Consolidated Statements of Assets and Liabilities

	As of
	September 30, 2014	December 31, 2013
	(unaudited)
ASSETS
Non-controlled/non-affiliated investments, at fair value (amortized cost of $507,443,399 and $137,332,276, respectively)	$511,126,015	$137,801,537
Cash collateral on total return swap (Note 5)	56,389,954	6,706,159
Cash and cash equivalents	56,104,960	34,939,948
Due from affiliate (Note 7)	6,803,999	2,592,989
Interest receivable	3,058,652	1,989,128
Deferred financing costs	2,697,754	1,150,139
Prepaid expenses and other assets	1,989,155	23,975
Receivable due on total return swap (Note 5)	1,822,859	155,317
Unsettled trades receivable	—	496,250
Unrealized appreciation on total return swap (Note 5)	—	351,396

Total assets	$639,993,348	$186,206,838

LIABILITIES
Revolving credit facilities payable	$179,000,000	$16,000,000
Unsettled trades payable	23,000,000	15,492,500
Management fee	2,788,604	814,655
Unrealized depreciation on total return swap (Note 5)	1,929,801	—
Due to affiliate	1,767,825	33,311
Provisional incentive fee	1,165,312	182,989
Accounts payable and accrued expenses	939,583	495,893
Interest payable	546,253	33,055
Administrator fees	362,316	152,162
Directors fees	6,547	—

Total liabilities	$211,506,241	$33,204,565

Commitments (Note 11)

NET ASSETS
Common shares, par value $.001 per share, 250,000,000 common shares authorized, 46,477,048 and 16,663,500 common shares issued and outstanding, respectively	$46,477	$16,664
Capital in excess of par value	428,459,670	152,552,912
Accumulated net realized gain/(loss) (distribution in excess of net realized gain/(loss)) from investments and total return swap	(138,783)	(138,783)
Distributions in excess of net investment income	(1,633,072)	(249,177)
Net unrealized appreciation on investments and total return swap	1,752,815	820,657

Total net assets	428,487,107	153,002,273

Total liabilities and net assets	$639,993,348	$186,206,838

NET ASSET VALUE PER SHARE	$9.22	$9.18

See accompanying notes to the consolidated financial statements.

Sierra Income Corporation

Consolidated Statements of Operations

	For the three months ended September 30,		For the nine months ended September 30,
	2014	2013	2014	2013
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
INVESTMENT INCOME
Interest from non-controlled/non-affiliated investments	$8,145,087	$2,008,108	$17,958,601	$4,462,568
Other fee income	3,786,405	21,523	5,274,782	150,983
Paid-in-kind interest income	123,053	—	231,200	—
Interest from cash	106	—	106	441

Total investment income	12,054,651	2,029,631	23,464,689	4,613,992

EXPENSES
Base management fee	2,791,528	487,843	5,702,346	1,091,731
Organizational and offering costs reimbursed to SIC Advisors (Note 7)	1,459,647	441,989	3,668,105	900,509
General and administrative expenses	629,541	169,506	1,683,406	392,222
Interest and financing expenses	917,738	41,960	1,587,438	107,455
Professional fees	564,522	337,806	1,070,220	826,031
Provisional incentive fee	542,746	(34,108)	981,695	—
Administrator expenses	350,118	143,509	850,913	440,423
Offering costs	393,613	—	583,713	—
Directors fees	41,646	41,646	124,481	127,286
Insurance expenses	51,053	36,720	107,641	95,051

Total gross expenses	7,742,152	1,666,871	16,359,958	3,980,708
Net expense support reimbursement (Note 7)	—	(1,262,848)	(3,456,536)	(2,680,676)

Net expenses	7,742,152	404,023	12,903,422	1,300,032

NET INVESTMENT INCOME	4,312,499	1,625,608	10,561,267	3,313,960

REALIZED AND UNREALIZED GAIN/(LOSS) ON INVESTMENTS AND TOTAL RETURN SWAP
Net realized gain/(loss) from investments	70,012	(714,665)	2,201,834	(605,457)
Net realized gain on total return swap (Note 5)	2,498,893	—	4,310,381	—
Net change in unrealized appreciation/(depreciation) on investments	2,640,577	565,613	3,213,355	649,243
Net change in unrealized appreciation/(depreciation) on total return swap (Note 5)	(3,199,218)	(32,400)	(2,281,197)	(32,400)

Net gain/(loss) on investments and total return swap	2,010,264	(181,452)	7,444,373	11,386

NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS	$6,322,763	$1,444,156	$18,005,640	$3,325,346

WEIGHTED AVERAGE — BASIC AND DILUTED EARNINGS PER COMMON SHARE	$0.16	$0.18	$0.60	$0.61
WEIGHTED AVERAGE — BASIC AND DILUTED NET INVESTMENT INCOME PER COMMON SHARE	$0.11	$0.21	$0.35	$0.61
WEIGHTED AVERAGE COMMON STOCK OUTSTANDING — BASIC AND DILUTED (Note 10)	40,543,811	7,896,446	30,107,034	5,441,473
DIVIDENDS DECLARED PER COMMON SHARE	$0.20	$0.20	$0.60	$0.60

See accompanying notes to the consolidated financial statements.

Sierra Income Corporation

Consolidated Statements of Changes in Net Assets

	For the nine months ended September 30,
	2014	2013
	(unaudited)	(unaudited)
INCREASE FROM OPERATIONS
Net investment income	$10,561,267	$3,313,960
Net realized gain/(loss) on investments	2,201,834	(605,457)
Net realized gain on total return swap (Note 5)	4,310,381	—
Net change in unrealized appreciation/(depreciation) on investments	3,213,355	649,243
Net change in unrealized appreciation/(depreciation) on total return swap (Note 5)	(2,281,197)	(32,400)

Net increase in net assets resulting from operations	18,005,640	3,325,346

SHAREHOLDER DISTRIBUTIONS
Distributions from return of capital (Note 2)	(1,383,895)	—
Distributions from net realized gains	(6,512,215)	(110,635)
Distributions from net investment income (Note 2)	(10,561,267)	(3,188,961)

Net decrease in net assets from shareholder distributions	(18,457,377)	(3,299,596)

COMMON SHARE TRANSACTIONS
Issuance of common shares, net of underwriting costs	268,198,799	68,523,071
Issuance of common shares pursuant to distribution reinvestment plan	8,356,464	1,007,977
Repurchase of common shares	(618,692)	(33,253)

Net increase in net assets resulting from common share transactions	275,936,571	69,497,795

Total increase in net assets	275,484,834	69,523,545
Net assets at beginning of period	153,002,273	20,622,982

Net assets at end of period (including distribution in excess of net investment income and accumulated undistributed net investment income/(loss) of $(1,633,072) and $328,131, respectively)	$428,487,107	$90,146,527

Net asset value per common share	$9.22	$9.14
Common shares outstanding, beginning of period	16,663,500	2,300,573
Issuance of common shares	28,975,372	7,455,291
Issuance of common shares pursuant to distribution reinvestment plan	904,675	109,795
Repurchase of common shares	(66,499)	(3,642)

Common shares outstanding, end of period	46,477,048	9,862,017

See accompanying notes to the consolidated financial statements.

Sierra Income Corporation

Consolidated Statements of Cash Flows

	For the nine months ended September 30,
	2014	2013
	(unaudited)	(unaudited)
Cash flows from operating activities
NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS	$18,005,640	$3,325,346
ADJUSTMENT TO RECONCILE NET INCREASE/(DECREASE) IN NET ASSETS FROM OPERATIONS TO NET CASH USED IN OPERATING ACTIVITIES
Paid-in-kind interest income	(231,200)	(580)
Net amortization of premium on investments	(111,106)	22,741
Amortization of deferred financing costs	(1,547,615)	—
Net realized (gain)/loss on investments	(2,201,834)	605,457
Net change in unrealized appreciation/(depreciation) on investments	(3,213,355)	(649,243)
Net change in unrealized appreciation/(depreciation) on total return swap (Note 5)	2,281,197	32,400
Purchases of investments	(466,291,195)	(95,326,340)
Proceeds from sale of investments and principal repayments	98,724,212	21,140,648
(Increase)/decrease in operating assets:
Cash collateral on total return swap (Note 5)	(49,683,795)	(2,209,000)
Due from affiliate	(4,211,010)	(1,151,124)
Interest receivable	(1,069,524)	(1,126,720)
Prepaid expenses and other assets	(1,965,180)	(39,665)
Receivable due on total return swap (Note 5)	(1,667,542)	—
Unsettled trades receivable	496,250	—
Increase/(decrease) in operating liabilities:
Unsettled trades payable	7,507,500	2,730,400
Management fee	1,973,949	316,526
Due to affiliate	1,734,514	(40,225)
Provisional incentive fee	982,323	(628)
Accounts payable and accrued expenses	443,690	213,946
Interest payable	513,198	955
Administrator fees	210,154	15,050
Directors fee	6,547	22,913

NET CASH USED IN OPERATING ACTIVITIES	(399,314,182)	(72,117,143)

Cash flows from financing activities
Borrowings under revolving credit facility	229,000,000	(149,244)
Repayments of revolving credit facility	(66,000,000)	—
Proceeds from issuance of common stock, net of underwriting costs	268,198,799	68,489,819
Payment of cash dividends	(10,100,913)	(2,291,620)
Repurchase of common shares	(618,692)	33,253

NET CASH PROVIDED BY FINANCING ACTIVITIES	420,479,194	66,082,208

TOTAL INCREASE/(DECREASE) IN CASH	21,165,012	(6,034,935)
CASH AT BEGINNING OF PERIOD	34,939,948	6,651,767

CASH AT END OF PERIOD	$56,104,960	$616,832

Supplemental Information
Cash paid during the period for interest	$1,074,240	$106,500
Supplemental non-cash information
Paid-in-kind interest income	$231,200	$580
Amortization of deferred financing costs	$1,547,615	$—
Net amortization of premium on investments	$111,106	$(22,741)
Issuance of common shares in connection with distribution reinvestment plan	$8,356,464	$1,007,977

See accompanying notes to the consolidated financial statements.

Sierra Income Corporation

Consolidated Schedule of Investments

As of September 30, 2014

(unaudited)

Company(1)	Industry	Type of Investment	Maturity	Par/Share Amount	Cost	Fair Value	% of Net Assets(2)
Non-controlled/non-affiliated investments – 119.3%
AAR Intermediate Holdings, LLC	Oil and Gas	Senior Secured First Lien Term Loans LIBOR + 12.000%, 1.000%	6/30/2015	$1,108,911	$1,018,911	$1,018,911	0.3%
		Floor(3)(4)	3/30/2019	12,891,089	12,109,619	12,103,373	2.8%
AAR Intermediate Holdings, LLC, Warrants	Oil and Gas	Warrants/Equity(5)		871,470	871,470	871,470	0.2%

				14,871,470	14,000,000	13,993,754
Access Media 3, Inc.	Telecommunications	Senior Secured First Lien Term Loans 10.000%(3)(6)	10/22/2018	6,855,576	6,855,576	6,855,576	1.7%

				6,855,576	6,855,576	6,855,576
Aderant North America, Inc.	Electronics	Senior Secured Second Lien Term Loans LIBOR + 8.750%, 1.250% Floor(3)(4)	6/20/2019	450,000	450,000	456,379	0.1%

				450,000	450,000	456,379
ALG USA Holdings, Inc.	Leisure, Amusement, Motion Pictures, and Entertainment	Senior Secured Second Lien Term Loans LIBOR + 9.000%, 1.250% Floor(7)	2/28/2020	2,000,000	1,966,348	2,040,000	0.5%

				2,000,000	1,966,348	2,040,000
Allen Edmonds Corp.	Retail Stores	Senior Secured Second Lien Term Loans LIBOR + 9.000%, 1.000% Floor(3)(4)	5/27/2019	7,000,000	7,000,000	7,072,211	1.6%

				7,000,000	7,000,000	7,072,211
American Pacific Corp.	Chemicals, Plastics, and Rubber	Senior Secured First Lien Term Loans LIBOR + 6.000%, 1.000% Floor(7)	2/27/2019	7,960,000	7,905,953	8,119,200	1.9%

				7,960,000	7,905,953	8,119,200
Anaren, Inc.	Aerospace and Defense	Senior Secured First Lien Term Loans LIBOR + 4.500%, 1.000% Floor(7)	2/18/2021	3,970,000	3,933,014	4,009,700	0.9%
		Senior Secured Second Lien Term Loans LIBOR + 8.250%, 1.000% Floor(7)	8/18/2021	10,000,000	9,905,808	10,248,642	2.4%

				13,970,000	13,838,822	14,258,342
Ascensus, Inc.	Finance	Senior Secured Second Lien Term Loans LIBOR + 8.000%, 1.000% Floor(7)	12/2/2020	4,000,000	3,946,813	4,000,000	0.9%

				4,000,000	3,946,813	4,000,000

See accompanying notes to consolidated financial statements.

Company(1)	Industry	Type of Investment	Maturity	Par/Share Amount	Cost	Fair Value	% of Net Assets(2)
Associated Asphalt Partners, LLC	Chemicals, Plastics, and Rubber	Senior Secured First Lien Notes 8.500%(8)(9)	2/15/2018	$2,000,000	$2,014,407	$2,100,000	0.5%

				2,000,000	2,014,407	2,100,000
Atrium Innovations, Inc.(10)	Healthcare, Education, and Childcare	Senior Secured Second Lien Term Loans LIBOR + 6.750%, 1.000% Floor(7)	8/13/2021	5,000,000	4,976,663	5,100,000	1.2%

				5,000,000	4,976,663	5,100,000
Bennu Oil & Gas, LLC	Oil and Gas	Senior Secured Second Lien Term Loans LIBOR + 7.500%, 1.250% Floor(7)	11/1/2018	5,539,307	5,534,457	5,647,352	1.3%

				5,539,307	5,534,457	5,647,352
Birch Communications, Inc.	Telecommunications	Senior Secured First Lien Term Loans LIBOR + 6.750%, 1.000% Floor(3)(4)	7/18/2020	15,000,000	14,707,476	14,680,359	3.4%

				15,000,000	14,707,476	14,680,359
Brundage-Bone Concrete Pumping, Inc.	Buildings and Real Estate	Senior Secured First Lien Notes 10.375%(8)	9/1/2021	7,500,000	7,645,442	7,743,750	1.8%

				7,500,000	7,645,442	7,743,750
Caesars Entertainment Operating Co., Inc.(10)	Hotels, Motels, Inns, and Gaming	Senior Secured First Lien Notes 11.250%(9)	6/1/2017	6,000,000	6,194,191	4,650,000	1.1%

				6,000,000	6,194,191	4,650,000
Charming Charlie, Inc.	Retail Stores	Senior Secured First Lien Term Loans LIBOR + 8.000%, 1.000% Floor(7)	12/24/2019	8,967,774	8,987,051	9,147,129	2.1%

				8,967,774	8,987,051	9,147,129
Collective Brands Finance, Inc.(10)(11)	Retail Stores	Senior Secured Second Lien Term Loans LIBOR + 7.500%, 1.000% Floor(7)	3/11/2022	6,000,000	6,019,135	6,076,106	1.4%

				6,000,000	6,019,135	6,076,106
Contmid, Inc.	Automobile	Senior Secured Second Lien Term Loans LIBOR + 8.000%, 1.000% Floor(3)(7)	10/25/2019	14,317,924	14,317,924	14,317,924	3.3%

				14,317,924	14,317,924	14,317,924
ConvergeOne Holdings Corp.	Telecommunications	Senior Secured Second Lien Term Loans LIBOR + 8.000%, 1.000% Floor(3)(4)	6/17/2021	12,500,000	12,378,160	12,458,745	2.9%

				12,500,000	12,378,160	12,458,745
Cornerstone Chemical Company	Chemicals, Plastics, and Rubber	Senior Secured First Lien Notes 9.375%(8)	3/15/2018	2,500,000	2,594,288	2,602,236	0.6%

				2,500,000	2,594,288	2,602,236

See accompanying notes to consolidated financial statements.

Company(1)	Industry	Type of Investment	Maturity	Par/Share Amount	Cost	Fair Value	% of Net Assets(2)
CP Opco, LLC	Leisure, Amusement, Motion Pictures, and Entertainment	Senior Secured First Lien Term Loans LIBOR + 6.750%, 1.000% Floor(3)(7)	9/30/2020	$8,000,000	$8,000,000	$8,000,000	1.9%

				8,000,000	8,000,000	8,000,000
Deltek, Inc.	Electronics	Senior Secured Second Lien Term Loans LIBOR + 8.750%, 1.250% Floor(7)	10/10/2019	3,000,000	2,980,626	3,090,000	0.7%

				3,000,000	2,980,626	3,090,000
Drew Marine Partners LP	Cargo Transport	Senior Secured Second Lien Term Loans LIBOR + 7.000%, 1.000% Floor(7)	5/19/2021	10,000,000	10,081,985	10,200,000	2.4%

				10,000,000	10,081,985	10,200,000
Dynamic Energy Services International, LLC	Oil and Gas	Senior Secured First Lien Term Loans LIBOR + 8.500%, 1.000% Floor(3)(4)	3/6/2018	9,750,000	9,750,000	9,761,351	2.3%

				9,750,000	9,750,000	9,761,351
EarthLink, Inc.(10)	Telecommunications	Senior Secured First Lien Notes 7.375%(8)(9)	6/1/2020	2,450,000	2,438,629	2,511,250	0.6%

				2,450,000	2,438,629	2,511,250
Encompass Digital Media, Inc.(11)	Broadcasting and Entertainment	Senior Secured Second Lien Term Loans LIBOR + 7.750%, 1.000% Floor(7)	6/6/2022	1,500,000	1,485,555	1,513,016	0.4%

				1,500,000	1,485,555	1,513,016
F.H.G. Corp.	Healthcare, Education, and Childcare	Senior Secured First Lien Term Loans LIBOR + 9.500%, 1.000% Floor(3)(4)	4/28/2019	15,000,000	15,000,000	15,008,946	3.5%

				15,000,000	15,000,000	15,008,946
F.H.G. Corp. Cornerstone Research	Healthcare, Education, and Childcare	Common Stock(3)(5)		288	300,000	259,700	0.1%

				288	300,000	259,700
Flexera Software, Inc.(11)	Electronics	Senior Secured Second Lien Term Loans LIBOR + 7.000%, 1.000% Floor(7)	4/2/2021	5,000,000	5,019,049	4,999,595	1.2%

				5,000,000	5,019,049	4,999,595
Gastar Exploration USA, Inc.(10)	Oil and Gas	Senior Secured First Lien Notes 8.625%(8)(9)	5/15/2018	5,400,000	5,414,575	5,609,250	1.3%

				5,400,000	5,414,575	5,609,250
Genex Services, Inc.(11)	Insurance	Senior Secured Second Lien Term Loans LIBOR + 7.750%, 1.000% Floor(7)	5/30/2022	9,500,000	9,532,522	9,401,215	2.2%

				9,500,000	9,532,522	9,401,215
Green Field Energy Services, Inc.	Oil and Gas	Senior Secured First Lien Notes 13.000%(3)(8)(12)	11/15/2016	766,615	755,284	318,145	0.1%

				766,615	755,284	318,145

See accompanying notes to consolidated financial statements.

Company(1)	Industry	Type of Investment	Maturity	Par/Share Amount	Cost	Fair Value	% of Net Assets(2)
Green Field Energy Services, Inc., Warrants, expires 11/15/21	Oil and Gas	Warrants/Equity(3)(5)		$709	$29,000	$—	0.0%

				709	29,000	—
Greenway Medical Technologies, Inc.	Healthcare, Education, and Childcare	Senior Secured Second Lien Term Loans LIBOR + 8.250%, 1.000% Floor(7)	11/4/2021	1,000,000	986,181	975,000	0.2%

				1,000,000	986,181	975,000
GTCR Valor Companies, Inc.	Electronics	Senior Secured First Lien Term Loans LIBOR + 5.000%, 1.000% Floor(6)(7)	5/30/2021	4,542,462	4,498,403	4,583,424	1.1%

		Senior Secured Second Lien Term Loans LIBOR + 8.500%, 1.000% Floor(7)	11/30/2021	4,000,000	3,960,907	3,924,695	0.9%

				8,542,462	8,459,310	8,508,119
HBC Holdings, LLC	Diversified/ Conglomerate Service	Senior Secured First Lien Term Loans Base Rate + 4.750%(3)(13)	3/30/2020	15,000,000	15,000,000	15,000,000	3.5%

				15,000,000	15,000,000	15,000,000
Hill International, Inc.	Buildings and Real Estate	Senior Secured First Lien Term Loans Base Rate + 5.750%(3)(13)	9/26/2020	17,000,000	17,000,000	17,000,000	4.0%

				17,000,000	17,000,000	17,000,000
Holland Acquisition Corp.	Oil and Gas	Senior Secured First Lien Term Loans LIBOR + 9.000%, 1.000% Floor(7)	5/29/2018	5,000,000	4,917,340	5,100,000	1.2%

				5,000,000	4,917,340	5,100,000
Integra Telecom, Inc.	Telecommunications	Senior Secured Second Lien Term Loans LIBOR + 8.500%, 1.250% Floor(3)(4)	2/22/2020	1,618,000	1,608,804	1,650,360	0.4%

				1,618,000	1,608,804	1,650,360
Interface Security Systems, Inc.	Electronics	Senior Secured First Lien Notes 9.250%(3)(8)(9)	1/15/2018	3,417,000	3,469,220	3,510,968	0.8%

				3,417,000	3,469,220	3,510,968
IronGate Energy Services, LLC	Oil and Gas	Senior Secured First Lien Notes 11.000%(8)(9)	7/1/2018	3,000,000	2,954,158	3,015,000	0.7%

				3,000,000	2,954,158	3,015,000
Isola USA(11)	Electronics	Senior Secured First Lien Term Loans LIBOR + 8.250%, 1.000% Floor(7)	11/29/2018	5,912,186	6,046,161	6,088,179	1.4%

				5,912,186	6,046,161	6,088,179
JAC Holdings Corp.	Automobile	Senior Secured First Lien Notes 11.500%(3)(8)	10/1/2019	12,000,000	12,000,000	12,000,000	2.8%

				12,000,000	12,000,000	12,000,000
Kik Custom Products, Inc.	Healthcare, Education, and Childcare	Senior Secured Second Lien Term Loans LIBOR + 8.250%, 1.250% Floor(14)	10/29/2019	5,000,000	4,991,112	5,047,490	1.2%

				5,000,000	4,991,112	5,047,490

See accompanying notes to consolidated financial statements.

Company(1)	Industry	Type of Investment	Maturity	Par/Share Amount	Cost	Fair Value	% of Net Assets(2)
Linc Energy Finance (USA), Inc.	Oil and Gas	Senior Secured First Lien Notes 12.500%(3)	10/31/2017	$500,000	$486,989	$537,906	0.1%
		Senior Secured First Lien Notes 12.500%(3)(8)	10/31/2017	500,000	498,623	537,906	0.1%

				1,000,000	985,612	1,075,812
Liquidnet Holdings, Inc.	Finance	Senior Secured First Lien Term Loans LIBOR + 6.750%, 1.000% Floor(7)	5/22/2019	6,912,500	6,814,741	6,981,625	1.6%

				6,912,500	6,814,741	6,981,625
Livingston International, Inc.(10)(11)	Cargo Transport	Senior Secured Second Lien Term Loans LIBOR + 7.750%, 1.250% Floor(7)	4/18/2020	2,658,504	2,654,129	2,685,088	0.6%

				2,658,504	2,654,129	2,685,088
LTCG Holdings Corp.	Healthcare, Education, and Childcare	Senior Secured Second Lien Term Loans LIBOR + 5.000%, 1.000% Floor(7)	6/6/2020	3,950,000	3,931,098	3,989,500	0.9%

				3,950,000	3,931,098	3,989,500
Miller Heiman, Inc.	Diversified/ Conglomerate Service	Senior Secured First Lien Term Loans LIBOR + 5.750%, 1.000% Floor(7)	9/30/2019	25,000,000	25,000,000	25,000,000	5.8%

				25,000,000	25,000,000	25,000,000
Nation Safe Drivers Holdings, Inc.	Insurance	Senior Secured Second Lien Term Loans LIBOR + 8.000%, 2.000% Floor(3)(6)(7)	9/29/2020	18,236,058	18,236,058	18,236,058	4.3%

				18,236,058	18,236,058	18,236,058
New Media Holdings II, LLC	Printing and Publishing	Senior Secured First Lien Term Loans LIBOR + 6.250%, 1.000% Floor(7)	6/4/2020	12,468,750	12,468,750	12,468,750	2.9%

				12,468,750	12,468,750	12,468,750
Newpage Corp.	Containers, Packaging, and Glass	Senior Secured First Lien Term Loans LIBOR + 8.250%, 1.250% Floor(7)	2/11/2021	10,000,000	9,876,118	10,186,224	2.4%

				10,000,000	9,876,118	10,186,224
Northstar Aerospace, Inc.	Aerospace and Defense	Senior Secured First Lien Notes 10.250%(3)(8)	10/7/2019	15,000,000	15,000,000	15,000,000	3.5%

				15,000,000	15,000,000	15,000,000
OH Acquisition, LLC	Finance	Senior Secured First Lien Term Loans LIBOR + 6.250%, 1.000% Floor(4)	8/29/2019	7,500,000	7,463,001	7,462,500	1.7%

				7,500,000	7,463,001	7,462,500
Omnitracs, Inc.	Electronics	Senior Secured Second Lien Term Loans LIBOR + 7.750%, 1.000% Floor(7)	5/25/2021	7,000,000	7,014,852	7,070,000	1.6%

				7,000,000	7,014,852	7,070,000
Pangea Finance, LLC	Electronics	Senior Secured Second Lien Term Loans LIBOR + 10.750%, 1.000% Floor(7)	4/3/2020	7,500,000	7,358,197	7,540,614	1.8%

				7,500,000	7,358,197	7,540,614

See accompanying notes to consolidated financial statements.

Company(1)	Industry	Type of Investment	Maturity	Par/Share Amount	Cost	Fair Value	% of Net Assets(2)
Reddy Ice Group, Inc.	Beverage, Food, and Tobacco	Senior Secured Second Lien Term Loans LIBOR + 9.500%, 1.250% Floor(3)(4)	10/1/2019	$2,000,000	$2,000,000	$1,908,581	0.4%

				2,000,000	2,000,000	1,908,581
Response Team Holdings, LLC	Buildings and Real Estate	Senior Secured First Lien Term Loans LIBOR + 8.500%, 2.000% Floor, 1% PIK(3)(4)	3/28/2019	15,168,413	15,168,413	15,387,806	3.6%

		Preferred Equity 12%(3)		2,954,641	2,697,233	2,832,495	0.7%

		Warrants to purchase 3.70% of the outstanding common units(3)(5)		257,407	257,407	905,166	0.2%

				18,380,461	18,123,053	19,125,467
School Specialty, Inc.	Healthcare, Education, and Childcare	Senior Secured First Lien Term Loans LIBOR + 8.500%, 1.000% Floor(7)	6/11/2019	5,895,272	5,791,081	5,954,224	1.4%

				5,895,272	5,791,081	5,954,224
Securus Technologies, Inc.	Telecommunications	Senior Secured Second Lien Term Loans LIBOR + 7.750%, 1.250% Floor(7)	4/30/2021	2,000,000	1,983,419	2,040,000	0.5%

				2,000,000	1,983,419	2,040,000
Sizzling Platter, LLC	Personal, Food, and Miscellaneous Services	Senior Secured Second Lien Term Loans LIBOR + 7.500%, 1.000% Floor(7)	4/28/2019	15,000,000	15,000,000	15,423,357	3.6%

				15,000,000	15,000,000	15,423,357
Tempel Steel Company	Mining, Steel, Iron, and Nonprecious Metals	Senior Secured First Lien Notes 12.000%(3)(8)	8/15/2016	1,115,000	1,108,031	1,126,150	0.3%

				1,115,000	1,108,031	1,126,150
TGI Friday’s, Inc.	Personal, Food, and Miscellaneous Services	Senior Secured Second Lien Term Loans LIBOR + 8.250%, 1.000% Floor(3)(7)	6/24/2021	15,000,000	14,778,583	14,775,000	3.4%

				15,000,000	14,778,583	14,775,000
Travelclick, Inc.(11)	Hotels, Motels, Inns, and Gaming	Senior Secured Second Lien Term Loans LIBOR + 7.750%, 1.000% Floor(7)	2/19/2019	6,000,000	5,912,964	5,880,909	1.4%

				6,000,000	5,912,964	5,880,909
True Religion Apparel, Inc.	Personal and Nondurable Consumer Products (Manufacturing Only)	Senior Secured Second Lien Term Loans LIBOR + 10.000%, 1.000% Floor(14)	1/30/2020	4,000,000	3,849,112	3,844,892	0.9%

				4,000,000	3,849,112	3,844,892
U.S. Well Services, LLC, Warrants, expires 2/15/19(10)	Oil and Gas	Warrants/Equity(5)		1,731	173	416,288	0.1%

				1,731	173	416,288
Valence Surface Technologies, Inc.	Chemicals, Plastics, and Rubber	Senior Secured Second Lien Term Loans LIBOR + 5.500%, 1.000% Floor(4)(6)	6/12/2019	1,047,655	1,037,569	1,043,401	0.2%
		Senior Secured Second Lien Term Loans LIBOR + 5.500%, 1.000% Floor(4)	6/12/2019	8,571,429	8,510,689	8,536,624	2.0%

				9,619,084	9,548,258	9,580,025

See accompanying notes to consolidated financial statements.

Company(1)	Industry	Type of Investment	Maturity	Par/Share Amount	Cost	Fair Value	% of Net Assets(2)
Velocity Pooling Vehicle, LLC	Automobile	Senior Secured Second Lien Term Loans LIBOR + 7.250%, 1.000% Floor(3)(4)	5/14/2022	$20,625,000	$17,820,130	$18,289,173	4.3%

				20,625,000	17,820,130	18,289,173
YP LLC(11)	Business Services	Senior Secured First Lien Term Loans LIBOR + 6.750%, 1.250% Floor(7)	6/4/2018	5,130,435	5,173,822	5,179,131	1.2%

				5,130,435	5,173,822	5,179,131

Total non-controlled/non-affiliated investments					$507,443,399	$511,126,015	119.3%

					Notional Amount	Unrealized Gain (Loss)
Derivative Instrument — Long Exposure
Total return swap with Citibank, N.A. (Note 5)		Total Return Swap			$216,417,013	$(1,929,801)

					$216,417,013	$(1,929,801)

(1)	All of our investments are domiciled in the United States except for Atrium Innovations, Inc. and Livingston International, Inc. which are domiciled in Canada.
(2)	Percentage is based on net assets of $428,487,107 as of September 30, 2014.
(3)	An affiliated fund that is managed by an affiliate of SIC Advisors LLC also holds an investment in this security.
(4)	The interest rate on these loans is subject to a base rate plus 1M LIBOR, which at September 30, 2014 was 0.16%. As the interest rate is subject to a minimum LIBOR floor which was greater than the 1M LIBOR rate at September 30, 2014, the prevailing rate in effect at September 30, 2014 was the base rate plus the LIBOR floor.
(5)	Security is non-income producing.
(6)	The investment has an unfunded commitment as of September 30, 2014 which is excluded from the presentation (see Note 11). Fair value includes an analysis of the unfunded commitment.
(7)	The interest rate on these loans is subject to a base rate plus 3M LIBOR, which at September 30, 2014 was 0.24%. As the interest rate is subject to a minimum LIBOR floor which was greater than the 3M LIBOR rate at September 30, 2014, the prevailing rate in effect at September 30, 2014 was the base rate plus the LIBOR floor.
(8)	Securities are exempt from registration under Rule 144A of the Securities Act of 1933. These securities represent a fair value of $56,074,655 and 13.1% of net assets as of September 30, 2014 and are considered restricted.
(9)	Represents securities in Level 2 in the ASC 820 table (see Note 4).
(10)	The investment is not a qualifying asset under Section 55 of the Investment Company Act of 1940, as amended. Non-qualifying assets represent 6.3% of the Company’s portfolio at fair value.
(11)	Security is also held in the underlying portfolio of the total return swap with Citibank, N.A. (see Note 5). The Company’s total commitment to Collective Brands Finance, Inc., Encompass Digital Media, Inc., Flexera Software, LLC, Genex Holdings, Inc., Isola USA, Livingston International, Inc., Travelclick, Inc., and YP LLC is $12,038,662 or 2.8%, $6,488,016 or 1.5%, $7,266,470 or 1.7%, $11,391,215 or 2.7%, $9,978,929 or 2.3%, 4,654,531 or 1.1%, $20,730,909 or 4.8%, $10,348,044 or 2.4%, respectively, of Net Assets as of September 30, 2014.
(12)	The investment was on non-accrual status as of September 30, 2014.
(13)	The base rate in effect as of September 30, 2014 was 3.25%.
(14)	The interest rate on these loans is subject to a base rate plus 6M LIBOR, which at September 30, 2014 was 0.33%. As the interest rate is subject to a minimum LIBOR floor which was greater than the 6M LIBOR rate at September 30, 2014, the prevailing rate in effect at September 30, 2014 was the base rate plus the LIBOR floor.

1M	1 Month
3M	3 Month
6M	6 Month

See accompanying notes to consolidated financial statements.

SIERRA INCOME CORPORATION

Notes to Consolidated Financial Statements

September 30, 2014

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

On April 17, 2012, the Company successfully reached its minimum escrow requirement and officially commenced operations by issuing 1,108,033 shares of common stock to SIC Advisors for gross proceeds of $10,000,000. The Company’s offering period is currently scheduled to terminate on April 17, 2015, unless further extended. Since commencing its operations, the Company has sold a total of 46,477,048 shares of common stock, which includes shares issued as part of the distribution reinvestment plan (see Note 12), for total proceeds of $467.8 million, which includes the shares sold to SIC Advisors. The proceeds from the issuance of common stock are presented in the Company’s consolidated statements of changes in net assets and consolidated statements of cash flows and are presented net of selling commissions and dealer manager fees.

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

Note 2. Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements have been prepared on the accrual basis of accounting in conformity with U.S. generally accepted accounting principles (“GAAP”) and includes the accounts of the Company and its wholly-owned subsidiaries, Alpine Funding LLC, Arbor Funding LLC, SIC AAR, LLC and SIC RT1 LLC. Additionally, the accompanying consolidated financial statements of the Company and related financial information have been prepared pursuant to the requirements for reporting on Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain disclosures accompanying annual financial statements prepared in accordance with GAAP are omitted. In the opinion of management, the unaudited interim financial results included herein contain all adjustments and reclassifications that are necessary for the fair presentation of financial statements for the periods included herein. Therefore, this Form 10-Q should be read in conjunction with the Company’s annual report on Form 10-K for the year ended December 31, 2013, which was filed with the U.S. Securities and Exchange Commission on March 13, 2014. The current period’s results of operations will not necessarily be indicative of results that ultimately may be achieved for the fiscal year ending December 31, 2014. The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

Cash and Cash Equivalents

The Company considers cash equivalents to be highly liquid investments or investments with original maturities of three months or less. Cash and cash equivalents include deposits in a money market account. The Company deposits its cash in a financial institution which, at times, may be in excess of the Federal Deposit Insurance Corporation insurance limits.

Offering Costs

Offering costs incurred directly by the Company are expensed in the period incurred. See Note 7 regarding offering costs paid for by SIC Advisors.

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

Deferred Financing Costs

Financing costs, incurred in connection with our credit facilities (discussed in Note 6), are deferred and amortized over the life of each facility.

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

Revenue Recognition

Interest income, adjusted for amortization of premiums and accretion of discounts, is recorded on an accrual basis. We record amortized or accreted discounts or premiums as interest income using the effective interest method. Dividend income and interest income, if any, is recognized on an accrual basis to the extent that the Company expects to collect such amount.

Origination/closing, amendment and transaction break-up fees associated with investments in portfolio companies are recognized as income in the period that we become entitled to such fees. Other fees related to loan administration requirements are capitalized as deferred revenue and recorded into income over the respective period. Other fee income for the three and nine months ended September 30, 2014 was $3,786,405 and $5,274,782, respectively. Other fee income for the three and nine months ended September 30, 2013 was $21,523 and $150,983, respectively.

Prepayment penalties received by the Company for debt instruments paid back to the Company prior to the maturity date are recorded as income upon receipt.

The Company holds debt investments in its portfolio that contain a payment-in-kind (“PIK”) interest provision. PIK interest, which represents contractually deferred interest added to the investment balance that is generally due at maturity, is recorded on the accrual basis to the extent such amounts are expected to be collected. PIK interest is not accrued if the Company does not expect the issuer to be able to pay all principal and interest when due. For the three and nine months ended September 30, 2014, the Company earned $123,053 and $231,200 in PIK interest, respectively. For the three and nine months ended September 30, 2013, the Company earned $0 and $580 in PIK interest, respectively.

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

Management reviews all loans that become 90 days or more past due on principal and interest or when there is reasonable doubt that principal or interest will be collected for possible placement on management’s designation of non-accrual status. Accrued interest is generally reserved when a loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment regarding collectability. Non-accrual loans are restored to accrual status when past due principal and interest is paid and, in management’s judgment, are likely to remain current, although the Company may make exceptions to this general rule if the loan has sufficient collateral value and is in the process of collection. At September 30, 2014, one portfolio company was on non-accrual status with a fair value of $318,145 or 0.1% of the fair value of our portfolio. At December 31, 2013, one portfolio company was on non-accrual status with a fair value of $322,744, or 0.2% of the fair value of our portfolio.

Investment Classification

The Company classifies its investments in accordance with the requirements of the 1940 Act. Under the 1940 Act, the Company would be deemed to “control” a portfolio company if it owns more than 25% of its outstanding voting securities and/or had the power to exercise control over the management or policies of such portfolio company. The Company refers to such investments in portfolio companies that it “controls” as “Controlled Investments.” Under the 1940 Act, the Company would be deemed to be an “Affiliated Person” of a portfolio company if it owns between 5% and 25% of the portfolio company’s outstanding voting securities or if it is under common control with such portfolio company. The Company refers to such investments in Affiliated Persons as “Affiliated Investments.” As of September 30, 2014 and December 31, 2013, the Company has no Controlled Investments or Affiliated Investments.

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

•

an independent valuation firm engaged by the Company’s board of directors prepares an independent valuation report for approximately one third of the portfolio investments each quarter on a rotating quarterly basis on non-fiscal year-end quarters, such that each of these investments will be valued by an independent valuation firm at least twice per annum when combined with the fiscal year-end review of all the investments by independent valuation firms.

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

The Company’s Taxable Subsidiaries accrue income taxes payable based on the applicable corporate rates on the unrealized gains generated by the investments held by the Taxable Subsidiaries. There were no such deferred tax liabilities for the nine months ended September 30, 2014 or September 30, 2013. There was no tax expense recorded during the nine month period ended September 30, 2014.

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

The Company accounts for income taxes in conformity with ASC Topic 740 — Income Taxes (“ASC 740”). ASC 740 provides guidelines for how uncertain tax positions should be recognized, measured, presented and disclosed in financial statements. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions deemed to meet a “more-likely-than-not” threshold would be recorded as a tax benefit or expense in the current period. The Company recognizes interest and penalties, if any, related to unrecognized tax benefits as income tax expense in the consolidated statements of operations. There were no material uncertain income tax positions at September 30, 2014.

The following table reflects, for tax purposes, the sources of the cash distributions that the Company has paid on its common stock during the nine months ended September 30, 2014 and the nine months ended September 30, 2013:

	Nine months ended September 30, 2014		Nine months ended September 30, 2013
Source of Distribution	Distribution Amount(1)	Percentage(1)	Distribution Amount	Percentage
Return of capital from offering proceeds	$—	—%	$—	—%
Return of capital from borrowings	—	—	—	—
Ordinary income	17,073,482	92.5	3,299,596	100.0
Return of capital (other)	1,383,895	7.5	—	—

Distributions on a tax basis:	$18,457,377	100.0%	$3,299,596	100.0%

(1)

The Distribution Amount and Percentage reflected for September 30, 2014 are estimated figures. The actual source of distributions for the fiscal year ending 2014 will be calculated in connection with the Company’s year-end procedures.

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

Note 3. Investments

The following table shows the composition of the Company’s portfolio investments by industry classification at fair value at September 30, 2014:

	Fair Value	Percentage
Oil and Gas	$44,936,952	8.8%
Automobile	44,607,097	8.7%
Buildings and Real Estate	43,869,217	8.6%
Electronics	41,263,854	8.1%
Telecommunications	40,196,290	7.9%
Diversified/Conglomerate Service	40,000,000	7.8%
Healthcare, Education, and Childcare	36,334,860	7.1%
Personal, Food, and Miscellaneous Services	30,198,357	5.9%
Aerospace and Defense	29,258,342	5.7%
Insurance	27,637,273	5.4%
Chemicals, Plastics, and Rubber	22,401,461	4.4%
Retail Stores	22,295,446	4.4%
Finance	18,444,125	3.6%
Cargo Transport	12,885,088	2.5%
Printing and Publishing	12,468,750	2.4%
Hotels, Motels, Inns, and Gaming	10,530,909	2.1%
Containers, Packaging, and Glass	10,186,224	2.0%
Leisure, Amusement, Motion Pictures, and Entertainment	10,040,000	2.0%
Business Services	5,179,131	1.0%
Personal and Nondurable Consumer Products (Manufacturing Only)	3,844,892	0.7%
Beverage, Food, and Tobacco	1,908,581	0.4%
Broadcasting and Entertainment	1,513,016	0.3%
Mining, Steel, Iron, and Nonprecious Metals	1,126,150	0.2%

Total	$511,126,015	100.0%

See Note 5 for industry classifications of the underlying TRS reference assets as of September 30, 2014.

The following table shows the composition of the Company’s portfolio investments by industry classification at fair value at December 31, 2013:

	Fair Value	Percentage
Oil and Gas	$18,862,779	13.7%
Telecommunications	17,073,865	12.4%
Retail Stores	16,995,844	12.3%
Electronics	13,996,099	10.2%
Healthcare, Education, and Childcare	12,307,691	8.9%
Chemicals, Plastics, and Rubber	9,810,000	7.1%
Personal and Nondurable Consumer Products (Manufacturing Only)	9,154,092	6.7%
Finance	6,808,098	4.9%
Automobile	6,119,250	4.4%
Beverage, Food, and Tobacco	5,755,736	4.2%
Cargo Transport	5,677,727	4.1%
Hotels, Motels, Inns, and Gaming	3,056,250	2.2%
Diversified/Conglomerate Service	2,511,528	1.8%
Mining, Steel, Iron, and Nonprecious Metals	2,396,489	1.7%
Broadcasting and Entertainment	2,300,535	1.7%
Aerospace and Defense	2,016,472	1.5%
Leisure, Amusement, Motion Pictures, and Entertainment	2,007,080	1.5%
Grocery	952,002	0.7%

Total	$137,801,537	100.0%

See Note 5 for industry classifications of the underlying TRS reference assets as of December 31, 2013.

The following table summarizes the amortized cost and the fair value of the Company’s portfolio investments as of September 30, 2014:

	Amortized Cost	Percentage	Value	Percentage
Senior secured first lien term loans	$223,485,430	44.1%	$225,096,408	44.0%
Senior secured first lien notes	62,573,837	12.3	61,262,561	12.0
Senior secured second lien term loans	217,228,849	42.8	219,481,927	43.0
Warrants/Equity	4,155,283	0.8	5,285,119	1.0

Total	$507,443,399	100.0%	$511,126,015	100.0%

The following table summarizes the amortized cost and the fair value of the Company’s portfolio investments as of December 31, 2013:

	Amortized Cost	Percentage	Fair Value	Percentage
Senior secured first lien term loans	$28,617,156	20.9%	$28,583,326	20.8%
Senior secured first lien notes	47,352,921	34.5	47,427,311	34.4
Senior secured second lien term loans	56,224,549	40.9	56,481,247	41.0
Senior secured second lien notes	5,108,477	3.7	5,254,676	3.8
Warrants/Equity	29,173	—	54,977	—

Total	$137,332,276	100.0%	$137,801,537	100.0%

The following table shows the composition of the Company’s portfolio investments by geography classification at fair value at September 30, 2014:

Geography	Fair Value	Percentage
United States	$503,340,927	98.5%
Canada	7,785,088	1.5

Total	$511,126,015	100.0%

The following table shows the composition of the Company’s portfolio investments by geography classification at fair value at December 31, 2013:

Geography	Fair Value	Percentage
United States	$135,116,448	98.1%
Canada	2,685,089	1.9

Total	$137,801,537	100.0%

Opportunities for co-investments may arise when SIC Advisors or an affiliated adviser becomes aware of investment opportunities that may be appropriate for the Company and other clients, or affiliated funds. As a BDC, the Company was substantially limited in its ability to co-invest in privately negotiated transactions with affiliated funds until it obtained an exemptive order from the SEC on November 25, 2013 (the “Exemptive Order”). The Exemptive Order permits the Company to participate in negotiated co-investment transactions with certain affiliates, each of whose investment adviser is Medley LLC, the parent company of SIC Advisors and several other investment advisors, or an investment adviser controlled by Medley LLC, in a manner consistent with its investment objective, strategies and restrictions, as well as regulatory requirements and other pertinent factors. Co-investment under the Exemptive Order is subject to certain conditions therein, including the condition that, in the case of each co-investment transaction, the Company’s board of directors determines that it would be advantageous for the Company to co-invest in a manner described in the Exemptive Order. Before receiving the Exemptive Order, the Company only participated in co-investments that were allowed under existing regulatory guidance, such as syndicated loan transactions where price was the only negotiated term, which limited the types of investments that the Company could make. Please refer to footnote 3 to the Schedule of Investments as of September 30, 2014 for disclosures regarding securities also held by affiliated funds.

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

As part of the Company’s investment objective, in addition to purchasing loans on the secondary market, it makes loans directly to privately-held middle market companies to help provide these companies with capital as the trend of bank consolidation that has occurred over the last 20 years has reduced the amount of capital available for such companies. As of September 30, 2014, the Company holds loans it has made directly to 39 investee companies with aggregate principal amounts of $363.0 million. As of December 31, 2013, the Company holds loans it has made directly to 28 investee companies with aggregate principal amounts of $80.8 million. During the three and nine month period ended September 30, 2014, the Company made 12 and 29 loans to investee companies, respectively, with aggregate principal amounts of $168.5 million and

$319.8 million, respectively. The details of the Company’s loans have been disclosed on the consolidated schedule of investments as well as in Note 4. In addition to providing loans to investee companies, from time to time the Company assists investee companies in securing financing from other sources by introducing such investee companies to sponsors or by leading a syndicate of lenders to provide the investee companies with financing. During the three and nine months periods ended September 30, 2014 and September 30, 2013, the Company did not make any such introductions or lead any syndicates. Affiliates of the Company’s Advisor do not serve as officers or directors of any investee companies or provide managerial direction as part of their roles.

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

The following table presents the fair value measurements of the Company’s total investments, by major class according to the fair value hierarchy, as of September 30, 2014:

Type of Investment	Level 1	Level 2	Level 3	Total
Senior secured first lien term loans	$—	$—	$225,096,408	$225,096,408
Senior secured first lien notes	—	21,396,468	39,866,093	61,262,561
Senior secured second lien term loans	—	—	219,481,927	219,481,927
Warrants/Equity	—	—	5,285,119	5,285,119

Total	$—	$21,396,468	$489,729,547	$511,126,015

Derivative Instrument-Long Exposure	Level 1	Level 2	Level 3	Total
Liability
Total return swap with Citibank, N.A.	$—	$—	$(1,929,801)	$(1,929,801)

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

The following table provides a reconciliation of the beginning and ending balances for total investments that use Level 3 inputs for the nine months ended September 30, 2014 based off of fair value hierarchy at September 30, 2014:

	Senior Secured First Lien Notes	Senior Secured Second Lien Notes	Senior Secured First Lien Term Loans	Senior Secured Second Lien Term Loans	Warrants/ Equity	Total Return Swap	Total
Balance, December 31, 2013	$41,917,999	$5,254,676	$28,583,326	$56,481,247	$54,977	$351,396	$132,643,621
Purchases	39,677,539	—	229,958,005	226,632,289	3,949,247	—	500,217,080
Sales	(31,395,385)	(5,257,511)	(35,201,367)	(65,753,339)	—	—	(137,607,602)
Transfers in	—	—	—	—	—	—	—
Transfers out	(11,620,967)	—	—	—	—	—	(11,620,967)
Amortization of discount/(premium)	(30,252)	7,092	26,926	136,319	—	—	140,085
Paid-in-kind interest income	—	—	54,337	—	176,863	—	231,200
Net realized gains (losses)	1,512,799	141,943	30,372	(10,971)	—	—	1,674,143
Net change in unrealized appreciation/ (depreciation)	(195,640)	(146,200)	1,644,809	1,996,382	1,104,032	(2,281,197)	2,122,186

Balance, September 30, 2014	$39,866,093	$—	$225,096,408	$219,481,927	$5,285,119	$(1,929,801)	$487,799,746

Change in net unrealized appreciation
Change in net unrealized appreciation (depreciation) in investments held as of September 30, 2014 (1)	$(1,401,554)	$—	$994,199	$2,039,476	$994,588	$(2,281,197)	$345,512

(1)	Amount is included in the related amount on investments and derivative instruments in the condensed consolidated statements of operations.

Transfers between levels of the fair value hierarchy are reported at the beginning of the reporting period in which they occur. During the nine months ended September 30, 2014, the Company recorded $11,620,967 in transfers from Level 3 to Level 2 due to an increase in observable inputs in market data and no other transfers between levels.

The following table provides a reconciliation of the beginning and ending balances for total investments that use Level 3 inputs for the nine months ended September 30, 2013 based off of fair value hierarchy at September 30, 2013:

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

Transfers between levels of the fair value hierarchy are reported at the beginning of the reporting period in which they occur. During the nine months ended September 30, 2013, there were no transfers from Level 3 to Level 2 due to an increase in observable market data and $1,659,221, in transfers from Level 2 to Level 3 due to a decrease in observable market data.

The following table presents the quantitative information about Level 3 fair value measurements of our total investments, as of September 30, 2014:

	Fair Value	Valuation techniques	Unobservable input	Range (weighted average)
Senior secured first lien term loans	$225,096,408	Income approach (DLF)	Market yield	6.01% – 13.00% (8.77%)
Senior secured first lien notes	$39,547,948	Income approach (DLF)	Market yield	8.01% – 11.43% (9.87%)
	318,145	Enterprise valuation analysis	Estimated Liquidation proceeds	$189.1M –$222.4M ($205.8M)
Senior secured second lien term loans	$219,163,782	Income approach (DLF)	Market yield	6.65% – 13.09% (9.77%)
Warrants/Equity	$1,581,155	Enterprise valuation analysis	EBITDA multiple(1)	5.75x (21.0x)
	2,832,494	Income approach (DLF)	Market yield	12.97% (12.97%)
	871,470	Recent Arms-length transaction	Recent Arms-length transaction	N/A
Total return swap	$(1,929,801)	Income approach (DLF)	Market yield	5.86% – 23.05% (7.93%)

(1)	Represents amounts used when the Company has determined that market participants would use such multiples when measuring the fair value of these investments.

The following table presents the quantitative information about Level 3 fair value measurements of our total investments, as of December 31, 2013:

	Fair Value	Valuation techniques	Unobservable input	Range (weighted average)
Senior secured first lien term loans	$28,583,326	Income approach (DLF)	Market yield	5.66% – 10.51% (9.52%)
Senior secured first lien notes	$41,595,255	Income approach (DLF)	Market yield	7.35% –15.05% (10.22%)
	$322,744	Enterprise valuation analysis	Estimated Liquidation proceeds	$189.0M – $222.4M
				($205.8M)
Senior secured second lien term loans	$56,481,247	Income approach (DLF)	Market yield	8.05% – 11.83% (9.65%)
Senior secured second lien notes	$5,254,676	Income approach (DLF)	Market yield	7.59% – 10.67% (9.23%)
Warrants/Equity	$54,977	Enterprise valuation analysis	EBITDA multiple(1)	5.00x (5.00x)
			Liquidation proceeds	$189.0M – $222.4M
				($205.8M)
Total return swap	$351,396	Income approach (DLF)	Market yield of underlying assets	5.16% – 10.18% (8.49%)

(1)	Represents amounts used when the Company has determined that market participants would use such multiples when measuring the fair value of these investments.

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

On July 23, 2014, the Company, through Arbor, entered into the Second Amended and Restated Confirmation Letter Agreement (the “Second Amended Confirmation Agreement”) with Citi. The Second Amended Confirmation Agreement increases the maximum market value (determined at the time each such loan becomes subject to the TRS) of the portfolio of loans that Arbor may select from $200,000,000 to $350,000,000. Other than the foregoing, the Second Amended Confirmation Agreement did not change any of the other terms of the TRS. As of September 30, 2014, Arbor has posted $56,389,954 in collateral to Citi in relation to the TRS.

Pursuant to the terms of the TRS Agreement, as amended by the Second Amended Confirmation Agreement, and subject to conditions customary for transactions of this nature, Arbor may select a portfolio of loans with a maximum market value (determined at the time each such loan becomes subject to the TRS) of $350,000,000, which is also referred to as the maximum notional amount of the TRS. Each individual loan, and the portfolio of loans taken as a whole, must meet criteria described in the Amended TRS Agreement. Arbor receives from Citibank a periodic payment on set dates that is based upon any coupons, both earned and accrued, generated by the loans underlying the TRS, subject to limitations described in the Amended TRS Agreement as well as any fees associated with the loans included in the portfolio. Arbor pays to Citibank interest at a rate equal to one-month LIBOR plus 1.35% per annum. In addition, upon the termination or repayment of any loan subject to the TRS, Arbor either receives from Citibank the appreciation in the value of such loan, or pays to Citibank any depreciation in the value of such loan.

Citibank may terminate the TRS on or after the second anniversary of the effectiveness of the TRS. SIC Advisors may terminate the TRS on behalf of Arbor at any time upon providing 10 days prior notice to Citibank. Any termination by SIC Advisors on behalf of Arbor prior to the second anniversary of the effectiveness of the TRS will result in payment of an early termination fee to Citibank. The early termination fee shall equal the present value of the following two cash flows: (a) interest payments at a rate equal 1.35% based on 70% of the maximum notional amount of $350,000,000, payable from the later of the first anniversary of the effectiveness of the TRS or the termination date until the second anniversary of the effectiveness of the TRS and (b) interest payments at a rate equal to 0.15% based on the maximum notional amount of $350,000,000, payable from the later of the first anniversary of the effectiveness of the TRS or the termination date until the second anniversary of the effectiveness of the TRS.

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

Arbor is required to initially cash collateralize a specified percentage of each loan (generally 25% to 35% of the market value of such loan) included under the TRS in accordance with margin requirements described in the Amended TRS Agreement. As of September 30, 2014 and December 31, 2013, Arbor has posted $56,389,954 and $6,706,159, respectively, in collateral to Citibank in relation to the TRS which is recorded on the consolidated statements of assets and liabilities as cash collateral on total return swap. Arbor may be required to post additional collateral from time to time as a result of a decline in the mark-to-market value of the portfolio of loans subject to the TRS. The obligations of Arbor under the Amended TRS Agreement are non-recourse to the Company and the Company’s exposure under the Amended TRS Agreement is limited to the value of the Company’s investment in Arbor, which generally equals the value of cash collateral provided by Arbor under the Amended TRS Agreement.

In connection with the TRS, Arbor has made customary representations and warranties and is required to comply with various covenants, reporting requirements and other customary requirements for similar transactions. In addition to customary events of default and termination events included in the form ISDA 2002 Master Agreement, the Amended TRS Agreement contains the following termination events: (a) a failure to satisfy the portfolio criteria for at least 30 days; (b) a failure to post initial cash collateral or additional collateral as required by the Amended TRS Agreement; (c) a default by Arbor or the Company with respect to indebtedness in an amount equal to or greater than the lesser of $10,000,000 and 2% of the Company’s net asset value at such time; (d) a merger of Arbor or the Company meeting certain criteria; (e) the Company or Arbor amending their respective constituent documents to alter their investment strategy in a manner that has or could reasonably be expected to have a material adverse effect; and (f) SIC Advisors ceasing to be the investment manager of Arbor or to have authority to enter into transactions under the Amended TRS Agreement on behalf of Arbor, and not being replaced by an entity reasonably acceptable to Citibank. As of December 31, 2013 the Company did not have any derivatives with contingent features in net liability positions. Therefore, if a trigger event had occurred, no amount would have been required to be posted by the Company. As of September 30, 2014, the Company had a derivative with contingent features in net liability positions. If a trigger event had occurred, $64,545 would have been required to be posted by the Company.

The Company’s maximum derivative risk exposure as of September 30, 2014 and December 31, 2013 is $56,389,954 and $6,706,159, respectively, which is recorded on the consolidated statements of assets and liabilities as cash collateral on total return swap.

The Company’s derivative asset due from Citibank, net of amounts available for offset under a master netting agreement as of September 30, 2014 and December 31, 2013 was $1,822,859 and $155,317, respectively, which is recorded on the consolidated statements of assets and liabilities as receivable due on total return swap. The Company does not offset collateral posted in relation to the TRS with any unrealized appreciation or depreciation outstanding in the consolidated statements of assets and liabilities as of September 30, 2014 or December 31, 2013.

Transactions in total return swap contracts during the three and nine months ended September 30, 2014 resulted in $2,498,893 and $4,310,381 in realized gains/(losses) and $(3,199,218) and $(2,281,197) in unrealized gains/(losses), respectively, which is recorded on the consolidated statements of operations. Transactions in total return swap contracts during the three and nine months ended September 30, 2013 were $0 in realized gains/(losses) and $(32,400) in unrealized gains/(losses), which is recorded on the consolidated statement of operations as net change in unrealized appreciation/(depreciation) on total return swap.

The Company only held one derivative position as of the nine months ended September 30, 2014 and the year ended December 31, 2013 and the derivative held is subject to a netting arrangement. The following table represents the Company’s gross and net amounts after offset under Master Agreements (“MA”) of the derivative assets and liabilities presented by derivative type net of the related collateral pledged by the Company as of September 30, 2014 and December 31, 2013:

	Gross Derivative Assets/(Liabilities) Subject to MA	Derivative Amount Available for Offset	Net Amount Presented in the Consolidated Statements of Assets and Liabilities	Cash Collateral Received	Net Amount of Derivative Assets/(Liabilities)
September 30, 2014
Total Return Swap(1)	$(1,929,801)	$—	$(1,929,801)	$—	$(1,929,801)

December 31, 2013
Total Return Swap(1)	$351,396	$—	$351,396	$—	$351,396

(1)

Cash was posted for initial margin requirements for the total return swap as of September 30, 2014 and December 31, 2013 and is reported on the consolidated statements of assets and liabilities as cash collateral on total return swap.

The following represents the volume of the Company’s derivative transactions during the three and nine months ended September 30, 2014 and 2013:

	Three months ended September 30		Nine months ended September 30
	2014	2013	2014	2013
Average notional par amount of contracts	$183,546,213	$781,111	$118,757,421	$781,111

The following is a summary of the TRS reference assets as of September 30, 2014 (unaudited):

Company(1)	Industry	Type of Investment	Coupon Rate	Maturity	Par Amount	Initial Notional Cost(2)	Fair Value	Unrealized Appreciation (Depreciation)
Albertsons, LLC	Grocery	Senior Secured First Lien Term Loan	LIBOR + 4.500%, 1.00% Floor	8/25/2021	8,000,000	7,880,000	7,958,320	78,320
ANVC Merger Corp.	Aerospace and Defense	Senior Secured First Lien Term Loan	LIBOR + 4.500%, 1.00% Floor	2/18/2021	4,975,000	4,925,250	5,024,750	99,500
AP Gaming I, LLC	Electronics	Senior Secured First Lien Term Loan	LIBOR + 8.250%, 1.000% Floor	12/18/2020	6,716,250	6,514,762	6,749,831	235,069
Asurion Corporation	Insurance	Senior Secured First Lien Term Loan	LIBOR + 3.750%, 1.25% Floor	5/24/2019	9,971,690	9,970,449	9,913,156	(57,293)
Atkore International, Inc.	Mining, Steel, Iron and Nonprecious Metals	Senior Secured Second Lien Term Loan	LIBOR + 6.750%, 1.00% Floor	10/9/2021	10,000,000	10,032,500	9,900,000	(132,500)
Collective Brands Finance, Inc.	Retail Stores	Senior Secured First Lien Term Loan	LIBOR + 4.000%, 1.00% Floor	3/11/2021	5,985,000	5,962,556	5,745,600	(216,956)
CSM NV	Beverage, Food and Tobacco	Senior Secured First Lien Term Loan	LIBOR + 4.000%, 1.00% Floor	7/3/2020	3,500,000	3,465,000	3,450,405	(14,595)
Encompass Digital Media, Inc.	Broadcasting and Entertainment	Senior Secured First Lien Term Loan	LIBOR + 4.500%, 1.000% Floor	6/6/2021	5,000,000	4,975,000	4,975,000	—
Fieldwood Energy LLC	Oil and Gas	Senior Secured Second Lien Term Loan	LIBOR + 7.125%, 1.250% Floor	9/30/2020	4,246,305	4,317,500	4,251,613	(65,887)
Flexera Software, Inc.	Electronics	Senior Secured Second Lien Term Loan	LIBOR + 7.000%, 1.000% Floor	4/2/2021	2,250,000	2,266,875	2,249,818	(17,057)
Genex Services, Inc.	Insurance	Senior Secured First Lien Term Loan	LIBOR + 4.250%, 1.000% Floor	5/21/2021	2,000,000	1,990,000	1,987,500	(2,500)
Caesars Entertainment Operating Co.	Hotels, Motels, Inns and Gaming	Senior Secured First Lien Term Notes	11.25%	6/1/2017	3,000,000	3,067,500	2,325,000	(742,500)
Hudson Products Holdings, Inc.	Machinery (Non-Agriculture, Non-Construction, Non-Electronic)	Senior Secured First Lien Term Loan	LIBOR + 4.000%, 1.000% Floor	3/15/2019	4,987,500	4,962,562	4,925,156	(37,406)
Iqor US, Inc.	Diversified/ Conglomerate Service	Senior Secured First Lien Term Loan	LIBOR + 5.00%, 1.000% Floor	4/1/2021	7,746,032	7,591,111	7,048,889	(542,222)
Isola USA	Electronics	Senior Secured First Lien Term Loan	LIBOR + 8.250%, 1.000% Floor	11/23/2018	3,950,000	3,890,750	4,067,612	176,862
Key Safety Systems, Inc.	Automobile	Senior Secured First Lien Term Loan	LIBOR + 3.750%, 1.000% Floor	7/23/2021	7,000,000	6,965,000	6,970,250	5,250
Livingston International, Inc.	Cargo Transport	Senior Secured Second Lien Term Loan	LIBOR + 7.750%, 1.250% Floor(1)(4)	4/16/2020	1,954,783	1,969,443	1,974,330	4,887
Maxim Crane Works LP	Diversified/ Conglomerate Service	Senior Secured Second Lien Term Loan	LIBOR + 9.250%, 1.000% Floor	11/26/2018	3,500,000	3,567,500	3,567,095	(405)
Mitel Networks Corporation	Telecommunications	Senior Secured First Lien Term Loan	LIBOR + 4.250%, 1.000% Floor	1/31/2020	1,713,310	1,704,743	1,716,171	11,428

Company(1)	Industry	Type of Investment	Coupon Rate	Maturity	Par Amount	Initial Notional Cost(2)	Fair Value	Unrealized Appreciation (Depreciation)
Mohegan Tribal Gaming	Hotels, Motels, Inns and Gaming	Senior Secured First Lien Term Loan	LIBOR + 4.500%, 1.000% Floor	11/19/2019	1,990,000	1,970,101	1,952,688	(17,413)
Nine West Holdings, Inc.	Retail Stores	Senior Secured First Lien Term Loan	LIBOR + 3.750%, 1.000% Floor	10/8/2019	6,000,000	5,985,000	5,790,000	(195,000)
Packaging Coordinators, Inc.	Containers, Packaging and Glass	Senior Secured First Lien Term Loan	LIBOR + 4.250%, 1.000% Floor	8/1/2021	5,000,000	4,950,000	4,991,650	41,650
Pharmed Group Corporation	Healthcare, Education and Childcare	Senior Secured First Lien Term Loan	LIBOR + 3.250%, 1.000% Floor	1/28/2021	486,250	483,819	475,310	(8,509)
Pharmed Group Corporation	Healthcare, Education and Childcare	Senior Secured Second Lien Term Loan	LIBOR + 6.750%, 1.000% Floor	1/28/2022	5,000,000	4,975,000	4,937,500	(37,500)
Polymer Group, Inc.	Containers, Packaging and Glass	Senior Secured First Lien Term Loan	LIBOR + 4.250%, 1.000% Floor	12/19/2019	3,989,384	3,984,409	3,969,437	(14,972)
Preferred Sands Holding Company, LLC	Mining, Steel, Iron and Non-Precious Metals	Senior Secured First Lien Term Loan	LIBOR + 5.750%, 1.000% Floor	8/12/2020	10,000,000	9,900,000	9,825,000	(75,000)
Sungard Availability Services Capital, Inc.	Diversified/ Conglomerate Service	Senior Secured First Lien Term Loan	LIBOR + 5.000%, 1.000% Floor	3/31/2019	11,970,000	11,917,631	11,048,310	(869,321)
Tensar Corp.	Diversified/ Conglomerate Manufacturing	Senior Secured First Lien Term Loan	LIBOR + 4.750%, 1.000% Floor	7/9/2021	12,000,000	11,880,000	11,925,000	45,000
Thomson Multimedia	Printing and Publishing	Senior Secured First Lien Term Loan	LIBOR + 6.000%, 1.000% Floor	3/31/2020	5,985,000	6,088,540	5,972,192	(116,348)
Travelclick, Inc.	Hotels, Motels, Inns and Gaming	Senior Secured First Lien Term Loan	LIBOR + 4.500%, 1.250% Floor	5/12/2021	15,000,000	14,850,000	14,850,000	—
Tribune Publishing Co.	Printing and Publishing	Senior Secured First Lien Term Loan	LIBOR + 4.7500%, 1.000% Floor	8/4/2021	10,000,000	9,920,000	9,900,000	(20,000)
Viking Acquisition, Inc.	Automobile	Senior Secured First Lien Term Loan	LIBOR + 4.250%, 1.250% Floor	11/5/2016	3,670,385	3,674,973	3,629,093	(45,880)
Visant Corporation	Diversified/ Conglomerate Manufacturing	Senior Secured First Lien Term Loan	LIBOR + 6.000%, 1.000% Floor	9/23/2021	15,000,000	14,700,000	14,803,200	103,200
YP LLC	Business Services	Senior Secured First Lien Term Loan	LIBOR + 6.750%, 1.250% Floor	6/4/2018	5,130,435	5,168,913	5,179,131	10,218
YRC Worldwide, Inc.	Cargo Transport	Senior Secured First Lien Term Loan	LIBOR + 7.000%, 1.000% Floor	2/13/2019	9,962,469	9,950,125	9,981,198	31,073

						$216,417,012	$214,030,205	$(2,386,807)
Total accrued interest income, net of expenses								$457,006

Total unrealized depreciation on total return swap								$(1,929,801)

(1)	All investments are domiciled in the United States except for Livingston International, Inc., which is domiciled in Canada.
(2)	Represents the initial amount of par of an investment in which the TRS is referenced.
(3)	The referenced asset or portion thereof is unsettled as of September 30, 2014.
(4)	The investment is not a qualifying asset under the Investment Company Act of 1940, as amended.

The following is a summary of the TRS reference assets as of December 31, 2013:

Company(1)	Industry	Type of Investment	Coupon Rate	Maturity	Par Amount	Initial Notional Cost(2)	Fair Value	Unrealized Appreciation (Depreciation)
AMF Bowling Worldwide, Inc.	Broadcasting and Entertainment	Senior Secured First Lien Term Loan	LIBOR + 7.500%, 1.250% Floor	6/29/2018	2,981,250	$2,966,345	$2,988,703	$22,358
AP Gaming I, LLC	Electronics	Senior Secured First Lien Term Loan	LIBOR + 8.250%, 1.000% Floor(3)	12/18/2020	6,750,000	6,547,500	6,581,250	33,750
El Pollo Loco Inc.	Personal, Food, and Miscellaneous Services	Senior Secured Second Lien Term Loan	LIBOR + 8.500%, 1.000% Floor	4/9/2019	1,500,000	1,485,000	1,507,500	22,500
Fieldwood Energy LLC	Oil and Gas	Senior Secured Second Lien Term Loan	LIBOR + 7.125%, 1.250% Floor	9/30/2020	1,000,000	970,000	1,020,000	50,000
Greenway Medical Technologies, Inc.	Healthcare, Education, and Childcare	Senior Secured First Lien Term Loan	LIBOR + 5.000%, 1.000% Floor	11/2/2020	1,500,000	1,485,000	1,492,500	7,500
Isola USA	Diversified/ Conglomerate Service	Senior Secured First Lien Term Loan	LIBOR + 8.250%, 1.000% Floor	11/23/2018	4,000,000	3,940,000	4,020,000	80,000
Livingston International, Inc.	Diversified/ Conglomerate Manufacturing	Senior Secured Second Lien Term Loan	LIBOR + 7.750%, 1.250% Floor(1)(4)	4/18/2020	1,954,783	1,969,443	1,976,813	7,370
Maxim Crane Works Holdings, Inc.	Diversified/ Conglomerate Service	Senior Secured Second Lien Term Loan	LIBOR + 9.250%, 1.000% Floor(3)	11/26/2018	500,000	492,500	501,250	8,750
McGraw-Hill Companies, Inc.	Healthcare, Education, and Childcare	Senior Secured First Lien Term Loan	LIBOR + 7.750%, 1.250% Floor	3/22/2019	1,994,987	2,024,912	2,029,062	4,150
Mohegan Tribal Gaming Authority	Hotels, Motels, Inns, and Gaming	Senior Secured First Lien Term Loan	LIBOR + 4.500%, 1.000% Floor	11/19/2019	2,000,000	1,980,000	2,028,760	48,760
Polymer Group Inc.	Containers, Packaging, and Glass	Senior Secured First Lien Term Loan	LIBOR + 4.250%, 1.000% Floor(3)	12/13/2019	1,000,000	995,000	1,004,380	9,380

						$24,855,700	$25,150,218	$294,518
Total accrued interest income, net of expenses								56,878

Total unrealized appreciation on total return swap								$351,396

(1)	All investments are domiciled in the United States except for Livingston International, Inc., which is domiciled in Canada.
(2)	Represents the initial amount of par of an investment in which the TRS is referenced.
(3)	The referenced asset or portion thereof is unsettled as of December 31, 2013.
(4)	The investment is not a qualifying asset under the Investment Company Act of 1940, as amended.

Note 6. Borrowings

As a BDC, the Company is only allowed to employ leverage to the extent that its asset coverage, as defined in the 1940 Act, equals at least 200% after giving effect to such leverage. The amount of leverage that the Company employs at any time depends on its assessment of the market and other factors at the time of any proposed borrowing.

The fair value of the Company’s debt obligation is determined in accordance with ASC 820, which defines fair value in terms of the price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The fair value of the Company’s margin borrowings are estimated based upon market interest rates for its own borrowings or entities with similar credit risk, adjusted for nonperformance risk, if any. The Company’s debt obligation is recorded at its carrying value, which approximates fair value. As of September 30, 2014, Alpine’s borrowings under the Alpine Credit Facility totaled $64,000,000 and were recorded as part of revolving credit facility payable on the consolidated statements of assets and liabilities.

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

ING Credit Facility

On December 4, 2013, the Company entered into a three-year senior secured syndicated revolving credit facility with a one-year term out period (the “ING Credit Facility”) pursuant to a Senior Secured Revolving Credit Agreement (the “Revolving Credit Agreement”) with certain lenders party thereto from time to time and ING Capital LLC, as administrative agent. The ING Credit Facility matures on December 4, 2017 and is secured by substantially all of the Company’s assets, subject to certain exclusions as further set forth in a Guarantee, Pledge and Security Agreement (the “Security Agreement”) entered into in connection with the Revolving Credit Agreement, among the Company, the Subsidiary Guarantors party thereto, ING Capital LLC, as Administrative Agent, each Financial Agent and Designated Indebtedness Holder party thereto and ING Capital LLC, as Collateral Agent. The ING Credit Facility also includes usual and customary representations, covenants and events of default for senior secured revolving credit facilities of this nature.

The ING Credit Facility allows for the Company, at its option, to borrow money at a rate of either (i) an alternate base rate plus 2.00% per annum or (ii) LIBOR plus 3.00% per annum. The interest rate margins are subject to certain step-downs upon the satisfaction of certain conditions described in the Revolving Credit Agreement. The alternate base rate will be the greatest of (i) the U.S. Prime Rate set forth in the Wall Street Journal, (ii) the federal funds effective rate plus 1/2 of 1%, and (iii) three month LIBOR plus 1%. The current commitment under the ING Credit Facility is $125,000,000, and the ING Credit Facility includes an accordion feature that allows for potential future expansion of the ING Credit Facility up to a total of $250,000,000. Availability of loans under the ING Credit Facility is linked to the valuation of the collateral pursuant to a borrowing base mechanism.

The Company is also required to pay a commitment fee to the lenders based on the daily unused portion of the aggregate commitments under the ING Credit Facility. The commitment fee is (i) 0.50% for the initial six month period commencing on the closing date and (ii) thereafter, 1% of the aggregate unused commitments if the used portion of the aggregate commitments is less than or equal to 35% of the aggregate commitments, or 0.50% if the used portion of the aggregate commitments is greater than 35% of the aggregate commitments. The ING Credit Facility provides that the Company may use the proceeds of the facility for general corporate purposes, including making investments in accordance with the Company’s investment objective and strategy.

Borrowings under the Revolving Credit Agreement are subject to, among other things, a minimum borrowing base. Substantially all of the Company’s assets are pledged as collateral under the Revolving Credit Agreement. The ING Credit Facility requires the Company to, among other things (i) make representations and warranties regarding the collateral as well the Company’s business and operations, (ii) agree to certain indemnification obligations, and (iii) agree to comply with various affirmative and negative covenants. The documents for the Revolving Credit Agreement also include default provisions, such as the failure to make timely payments under the Revolving Credit Agreement, the occurrence of a change in control, and the failure by the Company to materially perform under the operative agreements governing the Revolving Credit Agreement, which, if not complied with, could accelerate repayment under the Revolving Credit Agreement, thereby materially and adversely affecting the Company’s liquidity, financial condition and results of operations.

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

As of September 30, 2014 and December 31, 2013 the carrying amount of the Company’s borrowings under the ING Credit Facility approximated their fair value. The fair value of the Company’s debt obligation is determined in accordance with ASC 820, which defines fair value in terms of the price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The fair value of the Company’s borrowing under the ING Credit Facility is estimated based upon market interest rates of the Company’s borrowing or entities with similar credit risk, adjusted for nonperformance risk, if any. At September 30, 2014 and December 31, 2013, the ING Credit Facility would be deemed to be Level 3, as defined in Note 4.

As of September 30, 2014 and December 31, 2013, $2,697,754 and $1,150,139 of financing costs related to the ING Credit Facility have been capitalized and are being amortized over the respective terms, respectively. For the three and nine months ended September 30, 2014, the Company recorded $748,376 and $1,418,076, respectively, of interest and financing expenses related to the ING Credit Facility, of which $587,698 and $989,352 was attributable to interest and $160,678 and $428,724 was attributable to amortization of deferred financing costs, respectively. For the three and nine months ended September 30, 2013, the Company did not record any financing expenses related to the ING Credit Facility and did not record any deferred financing costs. As of September 30, 2014 and December 31, 2013, the Company’s outstanding borrowings under the ING Credit Facility were $115,000,000 and $16,000,000, respectively. For the three and nine months ended September 30, 2014, our weighted average outstanding debt balance and interest rate on the ING Credit Facility was $78,750,000 and 2.4%, and $49,200,000 and 2.4%, respectively. For the three and nine months September 30, 2013, the Company had no borrowings under the ING Credit Facility.

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

As of September 30, 2014, the carrying amount of the Company’s borrowings under the Alpine Credit Facility approximated their fair value. The fair value of the Company’s debt obligation is determined in accordance with ASC 820, which defines fair value in terms of the price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The fair value of the Company’s borrowing under the Alpine Credit Facility is estimated based upon market interest rates of the Company’s borrowing or entities with similar credit risk, adjusted for nonperformance risk, if any. At September 30, 2014, the Alpine Credit Facility would be deemed to be Level 3, as defined in Note 4.

As of September 30, 2014, $1,050,000 of financing costs related to the Alpine Credit Facility has been capitalized and is being amortized over the respective terms, respectively. For the three and nine months ended September 30, 2014, the Company recorded $374,695 of interest and financing expenses related to the Alpine Credit Facility, of which $330,041 was attributable to interest and $44,654 was attributable to amortization of deferred financing costs. As of September 30, 2014, the Company’s outstanding borrowing under the Alpine Credit Facility was $64,000,000. For the three and nine months ended September 30, 2014, the weighted average outstanding debt balance and interest rate on the Alpine Credit Facility was $30,500,000 and 2.6%, and $12,200,000 and 1.0%, respectively.

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

The base management fee is calculated at an annual rate of 1.75% of the Company’s gross assets payable quarterly in arrears. For purposes of calculating the base management fee, the term “gross assets” includes any assets acquired with the proceeds of leverage. “Gross assets” also includes any cash collateral posted with respect to the TRS, adjusted for realized and unrealized appreciation. For the first quarter of the Company’s operations, the base management fee was calculated based on the initial value of the Company’s gross assets. Subsequently, the base management fee is calculated based on the gross assets at the end of each completed calendar quarter. Base management fees for any partial quarter are appropriately prorated. For the three and nine months ended September 30, 2014 the Company recorded an expense for base management fees of $2,791,528 and $5,702,346, respectively, of which $2,788,604 was payable at September 30, 2014. For the three and nine months ended September 30, 2013, the Company recorded an expense for base management fees of $487,843 and $1,091,731, respectively. As of December 31, 2013, the Company had $814,655 of base management fees payable.

The incentive fee consists of the following two parts:

An incentive fee on net investment income (“subordinated incentive fee on income”) is calculated and payable quarterly in arrears and is based upon pre-incentive fee net investment income for the immediately preceding quarter. No subordinated incentive fee on income is payable in any calendar quarter in which pre-incentive fee net investment income does not exceed a quarterly return to stockholders of 1.75% per quarter on the Company’s net assets at the end of the immediately preceding fiscal quarter (the “Preferred Quarterly Return”). All pre-incentive fee net investment income, if any, that exceeds the Preferred Quarterly Return, but is less than or equal to 2.1875% of net assets at the end of the immediately preceding fiscal quarter in any quarter, will be payable to SIC Advisors. The Company refers to this portion of its Subordinated Incentive Fee on Income as the “Catch Up”. It is intended to provide an incentive fee of 20% on pre-incentive fee net investment income when pre-incentive fee net investment income exceeds 2.1875% of net assets at the end of the immediately preceding quarter in any quarter. For any quarter in which the Company’s pre-incentive fee net investment income exceeds 2.1875% of net assets at the end of the immediately preceding quarter, the Subordinated Incentive Fee on Income shall equal 20% of the amount of pre-incentive fee net investment income, because the Preferred Quarterly Return and Catch Up will have been achieved.

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

For the three and nine months ended September 30, 2014 the Company recorded a provisional capital gains incentive fee of $542,746 and $981,695, respectively. For the three and nine months ended September 30, 2013 the Company recorded a provisional capital gains incentive fee of $(34,108) and $0, respectively. As of September 30, 2014 and December 31, 2013, the Company recorded a provisional capital gains incentive fee payable of $1,165,312 and $182,989, respectively.

Prior to June 2, 2014, SIC Advisors bore all organizational and offering expenses, as defined in the IAA, on behalf of the Company until the Company’s gross proceeds in connection with the sale of its common stock exceeded $300,000,000. As of June 2, 2014, the Company is responsible for all ongoing organization and offering expenses.

Pursuant to the terms of the IAA, the Company has agreed to reimburse SIC Advisors for any such organizational and offering expenses incurred by SIC Advisors (“O&O Reimbursable Expenses”) not to exceed 1.25% of the gross subscriptions raised by the Company over the course of the offering period, which is currently scheduled to terminate April 17, 2015, unless further extended.

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

During the nine months ended September 30, 2014, SIC Advisors incurred O&O Reimbursable Expenses of $1,880,248 related to the period through June 30, 2014. For the three and nine months ended September 30, 2013, SIC Advisors incurred organizational and offering costs of $335,297 and $835,452, respectively. Of the total $5,931,441 of O&O Reimbursable Expenses incurred from inception through September 30, 2014, $1,514,400 and $3,628,305 were reimbursed to SIC Advisors during the three and nine months ended September 30, 2014, respectively. For the three and nine months ended September 30, 2013, the Company reimbursed SIC Advisors $504,640 and $272,205, respectively. As of September 30, 2014 and December 31, 2013, $50,232 and $33,311 have been accrued and are reflected in the consolidated statements of assets and liabilities as part of due to affiliate, respectively. The remaining unreimbursed amount will be eligible for reimbursement to the extent the Company receives subscriptions until April 17, 2015, which is the currently scheduled date that the offering period ends, unless it is extended. O&O Reimbursable Expenses paid for by SIC Advisors and reimbursed by the Company will be expensed on the Company’s consolidated statements of operations.

Administration Agreement

On April 5, 2012, the Company entered into an administration agreement (the “Administration Agreement”) with Medley Capital LLC, with an initial term of two years pursuant to which Medley Capital LLC furnishes the Company with administrative services necessary to conduct its day-to-day operations. On March 12, 2014, the Company’s board of directors approved the renewal of the Administration Agreement for an additional one-year term at an in-person meeting. Medley Capital LLC is reimbursed for administrative expenses it incurs on the Company’s behalf in performing its obligations. Such costs are reasonably allocated to the Company on the basis of assets, revenues, time records or other reasonable methods. The Company does not reimburse Medley Capital LLC for any services for which it receives a separate fee or for rent, depreciation, utilities, capital equipment or other administrative items allocated to a controlling person of Medley Capital LLC. Medley Capital LLC is an affiliate of SIC Advisors. For the three and nine months ended September 30, 2014, the Company recorded an expense of $350,118 and $850,913, respectively, of which $362,316 was payable at September 30, 2014, relating to administrator expenses. For the three and nine months ended September 30, 2013, the Company recorded an expense of $143,509 and $440,423, respectively. As of December 31, 2013, the Company had $152,162 in administrator expenses payable.

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

Pursuant to the Expense Support Agreement, the Company has a conditional obligation to reimburse SIC Advisors for any amounts funded by SIC Advisors under the Expense Support Agreement if, and only to the extent that, during any fiscal quarter occurring within three years of the date on which SIC Advisors incurred a liability for such amount, the sum of the Company’s net investment income, the Company’s net capital gains and the amount of any dividends and other distributions paid to the Company from its portfolio companies, to the extent not included in net investment income or net capital gains for tax purposes, exceeds the distributions paid by the Company to stockholders. The purpose of the Expense Support Agreement is to avoid such distributions being characterized as returns of capital for GAAP purposes and to reduce operating expenses until the Company has raised sufficient capital to be able to absorb such expenses.

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

For the three and nine months ended September 30, 2014, the Company recorded net Expense Support Reimbursements of $0 and $3,456,536, respectively, on the consolidated statements of operations and gross Expense Support Reimbursements of $1,717,593 and $5,174,129, respectively. For the three and nine months ended September 30, 2013, the Company recorded net and gross Expense Support Reimbursements of $1,262,848 and $2,680,676, respectively, on the consolidated statements of operations, which includes $125,000 that SIC Advisors elected to reimburse on June 27, 2013 related to expenses from prior periods. Repayments of amounts paid by SIC Advisors to the Company under the Expense Support Agreement will be accrued as they become probable and estimable. As of September 30, 2014 and December 31, 2013, the Company recorded $6,803,999 and $2,592,989, respectively, in its consolidated statements of assets and liabilities as due from affiliate relating to the Expense Support Agreement. The Company may only reimburse SIC Advisors for Expense Support Reimbursements to the extent that the Company’s excess net income eligible for reimbursement (i) does not cause the Operating Expense Ratio to exceed such ratio in effect at the time that the original Expense Payment Obligation was incurred, and (ii) to the extent that the current Annualized Distribution Rate is not below such rate in effect at the time that the original Expense Payment Obligation was incurred. The Company refers to Expense Support Reimbursements that are eligible for reimbursement to SIC Advisors by virtue of having satisfied the conditions described above as a “Crystalized Reimbursement.” From inception through June 30, 2014, the Company did not record any Crystalized Reimbursements. For the three months ended September 30, 2014, the Company accrued $1,717,593 of excess net income as reimbursement to SIC Advisors for Expense Support Reimbursements. Of the $1,717,593 accrued, only $123,025 was a Crystalized Reimbursement and the remaining $1,594,568 may be reimbursed in future periods to the extent the conditions of Crystalized Reimbursement are met.

The following table provides information regarding liabilities incurred by SIC Advisors pursuant to the Expense Support Agreement as well as other information relating to the Company’s ability to reimburse SIC Advisors for such payments:

Quarter Ended	Amount of Expense Payment Obligation	Crystalized Reimbursement	Operating Expense Ratio(1)	Annualized Distribution Rate(2)	Eligible to be Repaid Through
June 30, 2012	$454,874	$—	6.13%	8.00%	June 30, 2015
September 30, 2012	437,303	—	4.05%	8.00%	September 30, 2015
December 31, 2012	573,733	—	3.91%	8.00%	December 31, 2015
March 31, 2013	685,404	—	1.71%	8.00%	March 31, 2016
June 30, 2013	732,424	—	1.00%	7.84%	June 30, 2016
September 30, 2013	1,262,848	—	0.83%	7.84%	September 30, 2016
December 31, 2013	1,258,575	—	0.45%	7.84%	December 31, 2016
March 31, 2014	1,313,470	—	0.45%	7.80%	March 31, 2017
June 30, 2014	2,143,066	—	0.38%	7.80%	June 30, 2017
September 30, 2014	1,717,593	123,025	0.38%	7.77%	September 30, 2017

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

Note 9. Directors Fees

The Company’s independent directors receive an annual retainer fee of $30,000 and further receive a fee of $2,500 ($1,000 for telephonic attendance) for each regularly scheduled board meeting and a fee of $1,000 for each special board meeting and all committee meetings as well as reimbursement of reasonable and documented out-of-pocket expenses incurred in connection with attending each board or committee meeting. In addition, the chairman of the audit committee receives an annual retainer of $10,000, while the chairman of any other committee receives an annual retainer of $2,500. For the three and nine months ended September 30, 2014, the

Company recorded directors’ fees expenses of $41,646 and $124,481, respectively, of which $6,547 was payable at September 30, 2014. For the three and nine months ended September 30, 2013, the Company recorded directors’ fees expenses of $41,646 and $127,286, respectively. As of December 31, 2013 the Company did not have any directors’ fees payable.

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

The following table sets forth the computation of the weighted average basic and diluted net increase in net assets per share from operations for the three and nine months ended September 30:

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2014	2013	2014	2013
Net increase/(decrease) in net assets from operations	$6,322,763	$1,444,156	$18,005,640	$3,325,346
Weighted average common shares outstanding	40,543,811	7,896,446	30,107,034	5,441,473
Earnings per common share-basic and diluted	$0.16	$0.18	$0.60	$0.61

Note 11. Commitments and Contingencies

The Company’s investment portfolio may contain debt investments that are in the form of lines of credit and unfunded delayed draw commitments, which require the Company to provide funding when requested by portfolio companies in accordance with the terms of the underlying loan agreements. As of September 30, 2014 the Company had $6,411,916 unfunded commitments under loan and financing agreements. As of December 31, 2013 the Company had no unfunded commitments under loan and financing agreements.

	As of
	September 30, 2014	December 31, 2013
Access Media 3, Inc.	$144,424	$—
GTCR Valor Companies, Inc.	3,446,154	—
Nation Safe Drivers Holdings, Inc.	2,440,421	—
Valence Surface Technologies, Inc.	380,917	—

Total	$6,411,916	$—

Note 12. Other Fee Income

The other fee income consists of origination/closing fee, amendment fee, prepayment penalty, administrative agent fee, transaction break-up fee and other miscellaneous fees. The following tables summarize the Company’s other fee income for the three and nine months ended September 30, 2014 and 2013:

	For the three months ended September 30,		For the nine months ended September 30,
	2014	2013	2014	2013
Origination fee	$3,240,117	$—	$4,407,307	$54,710
Prepayment fee	27,733	—	292,733	—
Amendment fee	35,500	2,500	62,938	23,930
Administrative agent fee	9,045	—	17,723	10,000
Other fees	474,010	19,023	494,081	62,343

Other fee income	$3,786,405	$21,523	$5,274,782	$150,983

Note 13. Distributions and Share Repurchase Plan Distributions

Dividends and distributions to common stockholders are recorded on the ex-dividend date. The amount to be paid out as a dividend is determined by the Company’s board of directors.

The Company has adopted an “opt in” distribution reinvestment plan (“DRIP”) pursuant to which the Company’s common stockholders may elect to have the full amount of any cash distributions reinvested in additional shares of the Company’s common stock. As a result, if the Company declares a cash dividend or other distribution, each stockholder that has “opted in” to the Company’s reinvestment plan will have their distributions automatically reinvested in additional shares of the Company’s common stock rather than receiving cash distributions. Stockholders who receive distributions in the form of shares of common stock will be subject to the same federal, state and local tax consequences as if they received cash distributions. For the nine months ended September 30, 2014, the Company distributed a total of $18,457,377, of which, $10,100,913 was in cash and $8,356,464 was in the form of common shares associated with the DRIP. For the nine months ended September 30, 2013, the Company distributed a total of $3,299,596, of which, $2,291,619, was in cash and $1,007,977 was in the form of common shares associated with the DRIP.

The following table reflects the cash distributions per share that the Company declared or paid to its stockholders since it commenced operations in April 2012. Stockholders of record as of each respective record date were entitled to receive the distribution.

Record Date	Payment Date	Amount per share
July 13 and 31, 2012	August 1, 2012	$0.03333
August 15 and 31, 2012	September 4, 2012	0.03333
September 14 and 28, 2012	October 1, 2012	0.03333
October 15 and 30, 2012	October 31, 2012	0.03333
November 15 and 29, 2012	November 30, 2012	0.03333
December 14 and 28, 2012	December 31, 2012	0.03333
January 15 and 31, 2013	January 31, 2013	0.03333
February 15 and 28, 2013	February 28, 2013	0.03333
March 15 and 29, 2013	March 29, 2013	0.03333
April 15 and 30, 2013	April 30, 2013	0.03333
May 15 and 31, 2013	May 31, 2013	0.03333
June 14 and 28, 2013	June 28, 2013	0.03333
July 15 and 31, 2013	July 31, 2013	0.03333
August 15 and 30, 2013	August 30, 2013	0.03333
September 13 and 30, 2013	September 30, 2013	0.03333
October 15 and 31, 2013	October 31, 2013	0.03333
November 15 and 29, 2013	November 29, 2013	0.03333
December 13 and 31, 2013	December 31, 2013	0.03333
January 15 and 31, 2014	January 31, 2014	0.03333
February 14 and 28, 2014	February 28, 2014	0.03333
March 14 and 31, 2014	March 31, 2014	0.03333
April 15 and 30, 2014	April 30, 2014	0.03333
May 15 and 30, 2014	May 30, 2014	0.03333
June 13 and 30, 2014	June 30, 2014	0.03333
July 15 and 31, 2014	July 31, 2014	0.03333
August 15 and 29, 2014	August 29, 2014	0.03333
September 15 and 30, 2014	September 30, 2014	0.03333
October 15 and 31, 2014	October 31, 2014	0.03333
November 14 and 28, 2014	November 28, 2014	0.03333
December 15 and 31, 2014	December 31, 2014	0.03333

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

On August 5, 2014, the Company offered to repurchase up to 294,068 shares at a price of $9.25, which represents the Company’s net asset value per share as of June 30, 2014. On September 12, 2014, the Company repurchased 35,887 shares.

On November 5, 2014, the Company offered to repurchase up to 411,894 shares at a price per share of $9.22, which represented the Company’s net asset value per share as of September 30, 2014.

Note 14. Financial Highlights

The following is a schedule of financial highlights of the Company for the nine months ended September 30:

	2014	2013
Per Share Data:(1)
Net asset value at beginning of period	$9.18	$8.96
Net investment income/(loss)	0.35	0.61
Net realized gains/(losses) on investments and total return swap	0.22	(0.11)
Net unrealized appreciation/(depreciation) on investments and total return swap	0.03	0.11

Net increase/(decrease) in net assets	0.60	0.61
Distributions declared from net investment income(2)	(0.38)	(0.58)
Distributions from net realized capital gains	(0.22)	(0.02)

Total distributions to stockholders	(0.60)	(0.60)
Issuance of common stock above net asset value(3)	0.04	0.17
Net asset value at end of period	9.22	9.14
Total return based on net asset value(4)(5)	7.12%	8.86%
Portfolio turnover rate	36.68%	33.94%
Shares outstanding at end of period	46,477,048	9,862,017
Net assets at end of period	428,487,107	90,146,527
Ratio/Supplemental Data (annualized):
Ratio of net investment income/(loss) to average net assets(5)	5.15%	8.82%
Ratio of net expenses (including incentive fees) to average net assets(5)	6.29%	3.46%
Ratio of incentive fees to average net assets	0.48%	0.00%
Supplemental data (annualized):
Ratio of operating expenses to average net assets	5.81%	5.29%
Ratio of interest and financing related expenses to average net assets	0.77%	0.29%

(1)

The per share data was derived by using the weighted average shares outstanding during the nine months ended September 30, 2014 and September 30, 2013, which were 30,107,034 and 5,441,473, respectively.

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
(5)

Total returns, ratios of net investment income/(loss), and ratios of net expenses to average net assets for the nine months ended September 30, 2014 and September 30, 2013 prior to the effect of the Expense Support and Reimbursement Agreement were as follows: total return 5.83% and 5.49%, ratio of net investment income/(loss): 3.50% and 1.70% and ratio of net expenses to average net assets: 8.05% and 10.97%, respectively.

Note 15. Subsequent Events

Management has evaluated subsequent events through the date of issuance of the consolidated financial statements included herein. There have been no subsequent events that occurred during such period that would require disclosure in this Form 10-Q or would be required to be recognized in the consolidated financial statements as of and for the nine months ended September 30, 2014, except as disclosed below.

The Company issued common shares and received gross proceeds of approximately $39.9 subsequent to September 30, 2014.

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

On April 17, 2012 we successfully reached the minimum escrow requirement and officially commenced operations by receiving gross proceeds of $10 million in exchange for 1,108,033.24 shares of our common stock sold to SIC Advisors. As of September 30, 2014, we have combined proceeds, as well as a modest amount of leverage through a revolving credit facility with ING Capital LLC, which we have used to invest $513 million across 72 transactions.

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

Portfolio and Investment Activity

As of September 30, 2014, our portfolio consisted of investments in 66 portfolio companies with a fair value of $511.1 million, and was comprised of 44.0% Senior secured first lien term loans, 42.9% Senior secured second lien term loans, 12.0% Senior Secured first lien notes, and 1.0% warrants and equity.

As of December 31, 2013, our portfolio consisted of investments in 49 portfolio companies with a fair value of $137.8 million, and was comprised of 20.8% Senior Secured first lien term loans, 41.0% Senior Secured second lien term loans, 34.4% senior secured notes, 3.8% Senior Secured second lien notes and 0.0% warrants.

As of September 30, 2014, our income-bearing investment portfolio, which represented 99.5% of our total portfolio, had a weighted average yield based upon the cost of our portfolio investments of approximately 9.2%, and 14.0% of our income-bearing portfolio bore interest based on fixed rates, and 86.0% of our income-bearing portfolio bore interest on floating rates, such as LIBOR.

As of December 31, 2013, our income-bearing investment portfolio, which represented 99.9% of our total portfolio, had a weighted average yield based upon the cost of our portfolio investments of approximately 9.9%, and 43.3% of our income-bearing portfolio bore interest based on fixed rates, and 56.7% of our income-bearing portfolio bore interest on floating rates, such as LIBOR.

For the quarter ended September 30, 2014, we invested $168.5 million of principal in directly originated transactions across 12 new portfolio companies and $30 million of principal in syndicated transactions across 2 new portfolio companies. As of September 30, 2014, the investment portfolio was comprised of $363.0 million of principal in directly originated transactions across 39 portfolio companies and $146.7 million of principal in syndicated transactions across 28 portfolio companies.

The following table summarizes the amortized cost and the fair value of investments not including cash as of September 30, 2014:

	Amortized Cost	Percentage	Fair Value	Percentage
Senior secured first lien term loans	$223,485,430	44.1%	$225,096,408	44.0%
Senior secured first lien notes	62,573,837	12.3	61,262,561	12.0
Senior secured second lien term loans	217,228,849	42.8	219,481,927	43.0
Warrants/Equity	4,155,283	0.8	5,285,119	1.0

Total	$507,443,399	100.0%	$511,126,015	100.0%

The following table summarizes the amortized cost and the fair value of investments, not including cash as of December 31, 2013:

	Amortized Cost	Percentage	Fair Value	Percentage
Senior secured first lien term loans	$28,617,156	20.9%	$28,583,326	20.8%
Senior secured first lien notes	47,352,921	34.5	47,427,311	34.4
Senior secured second lien term loans	56,224,549	40.9	56,481,247	41.0
Senior secured second lien notes	5,108,477	3.7	5,254,676	3.8
Warrants/Equity	29,173	—	54,977	—

Total	$137,332,276	100.0%	$137,801,537	100.0%

Our portfolio composition, based on fair value, including the value of the TRS underlying loans, at September 30, 2014 was as follows:

	Percentage of Total Investments	Weighted Average Current Yield for Total Investments
Senior Secured First Lien Term Loans	39.6%	8.8%
Senior Secured First Lien Notes	10.8	9.9
Senior Secured Second Lien Term Loans	38.7	9.8
Equity/Warrants	10.9	18.1

Total	100.0%	10.3%

The following table shows the portfolio composition by industry grouping, including the TRS underlying loans, based on fair value at September 30, 2014:

	Investments at Fair Value(1)	Percentage of Total Portfolio(1)	Value of TRS Underlying Loans	Percentage of TRS Underlying Loans	Total Investments at Fair Value including the value of TRS Underlying Loans	Percentage of Total Portfolio Including the value of TRS Underlying Loans
Diversified/Conglomerate Service	40,000,000	7.7%	21,664,294	10.2%	61,664,294	8.5%
Automobile	44,607,097	8.7%	10,599,343	5.0%	55,206,440	7.6%
Electronics	41,263,854	8.1%	13,067,261	6.1%	54,331,115	7.5%
Oil and Gas	44,936,952	8.8%	4,251,613	2.0%	49,188,565	6.8%
Buildings and Real Estate	43,869,217	8.6%	—	0.0%	43,869,217	6.0%
Telecommunications	40,196,290	7.9%	1,716,171	0.8%	41,912,461	5.8%
Healthcare, Education, and Childcare	36,334,860	7.1%	5,412,809	2.5%	41,747,669	5.8%
Insurance	27,637,273	5.4%	11,900,656	5.6%	39,537,929	5.5%
Aerospace and Defense	29,258,342	5.7%	5,024,750	2.3%	34,283,092	4.7%
Retail Stores	22,295,446	4.4%	11,535,600	5.4%	33,831,046	4.7%
Personal, Food, and Miscellaneous Services	30,198,357	5.9%	—	0.0%	30,198,357	4.2%
Hotels, Motels, Inns and Gaming	10,530,909	2.1%	19,127,688	8.9%	29,658,597	4.1%
Printing and Publishing	12,468,750	2.4%	15,872,192	7.4%	28,340,942	3.9%
Diversified/Conglomerate Manufacturing	—	0.0%	26,728,200	12.5%	26,728,200	3.7%
Cargo Transport	12,885,088	2.5%	11,955,529	5.6%	24,840,617	3.4%
Chemicals, Plastics, and Rubber	22,401,461	4.4%	—	0.0%	22,401,461	3.1%

	Investments at Fair Value(1)	Percentage of Total Portfolio(1)	Value of TRS Underlying Loans	Percentage of TRS Underlying Loans	Total Investments at Fair Value including the value of TRS Underlying Loans	Percentage of Total Portfolio Including the value of TRS Underlying Loans
Mining, Steel, Iron, and Nonprecious Metals	1,126,150	0.2%	19,725,000	9.2%	20,851,150	2.9%
Containers, Packaging, and Glass	10,186,224	2.0%	8,961,087	4.2%	19,147,311	2.6%
Finance	18,444,125	3.6%	—	0.0%	18,444,125	2.5%
Business Services	5,179,131	1.0%	5,179,131	2.4%	10,358,262	1.4%
Leisure, Amusement, Motion Pictures, Entertainment	10,040,000	2.0%	—	0.0%	10,040,000	1.4%
Grocery	—	0.0%	7,958,320	3.7%	7,958,320	1.1%
Broadcasting and Entertainment	1,513,016	0.3%	4,975,000	2.3%	6,488,016	0.9%
Beverage, Food and Tobacco	1,908,581	0.4%	3,450,405	1.6%	5,358,986	0.7%
Machinery (Non-Agriculture, Non-Construction, Non-Electronic)	—	0.0%	4,925,156	2.3%	4,925,156	0.7%
Personal and Nondurable Consumer Products (Manufacturing Only)	3,844,892	0.8%	—	0.0%	3,844,892	0.5%

	511,126,015	100.0%	214,030,205	100.0%	725,156,220	100.0%

(1)	Does not include TRS underlying loans

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

Some loss of principal is expected.

The following table shows the distribution of our investments, not including cash, on the 1 to 5 investment performance rating scale at fair value as of September 30, 2014:

	September 30, 2014		December 31, 2013
Investment Performance Rating	Investments at Fair Value	Percentage	Investments at Fair Value	Percentage
1	$—	—%	$2,198,601	1.6%
2	510,807,870	99.9	135,280,191	98.2
3	—	—	—	—
4	—	—	—	—
5	318,145	0.1	322,745	0.2

Total	$511,126,015	100.0%	$137,801,537	100.0%

Results of Operations

Operating results for the three and nine months ended September 30, 2014 and 2013 are as follows:

	For the three months ended September 30		For the nine months ended September 30
	2014	2013	2014	2013
Total investment income	$12,054,651	$2,029,631	$23,464,689	$4,462,568
Total expenses, net	7,742,152	404,023	12,903,422	1,300,032
Net investment income/(loss)	4,312,499	1,625,608	10,561,267	3,313,960
Net realized gain/(loss) from investments and total return swap	2,568,905	(714,665)	6,512,215	(605,457)
Net unrealized gain/(loss) on investments and total return swap	(558,641)	533,213	932,158	616,843

Net increase/(decrease) in net assets resulting from operations	6,322,763	$1,444,156	18,005,640	$3,325,346

Investment Income

For the three months ended September 30, 2014, investment income totaled $12,054,651, of which $8,145,087 was attributable to portfolio interest, $3,786,405 was attributable to other fee income, $123,053 was attributable to PIK interest and $106 to interest earned on cash and cash equivalents. For the three months ended September 30, 2013, investment income totaled $2,029,631, of which $2,008,108 was attributable to portfolio interest and $21,523 was attributable to other fee income.

For the nine months ended September 30, 2014, investment income totaled $23,464,689, of which $17,958,601 was attributable to portfolio interest, $5,274,782 was attributable to other fee income, $231,200 to PIK interest and $106 to interest earned on cash and cash equivalents. For the nine months ended September 30, 2013, investment income totaled $4,613,992, of which $4,462,568 was attributable to portfolio interest, $150,983 was attributable to other fee income and $441 to interest earned on cash and cash equivalents.

Operating Expenses

Operating expenses for the three and nine months ended September 30, 2014 and 2013 were as follows:

	For the three months ended September 30		For the nine months ended September 30
	2014	2013	2014	2013
Base management fees	2,791,528	$487,843	5,702,346	$1,091,731
Provisional incentive fees	542,746	(34,108)	981,695	—
Administrator expenses	350,118	143,509	850,913	440,423
Professional fees	564,522	337,806	1,070,220	826,031
Interest and financing expenses	917,738	41,960	1,587,438	107,455
Insurance expense	51,053	36,720	107,641	95,051
Directors fees	41,646	41,646	124,481	127,286
Organizational and offering costs reimbursed to an affiliate	1,459,647	441,989	3,668,105	900,509
Offering costs	393,613	—	583,713	—
General and administrative expenses	629,541	169,506	1,683,406	392,222

Expenses before expense reimbursement	$7,742,152	$1,666,871	$16,359,958	$3,980,708

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

As of September 30, 2014, we recorded $6,803,999 in our statements of assets and liabilities as due from affiliate relating to the Expense Support Agreement. For the three and nine months ended September 30, 2014, we recorded net Expense Support Reimbursements of $0 and $3,456,536 on the statement of operations. Expense reimbursements to SIC Advisors will be accrued as they become probable and estimable. For the three months ended September 30, 2014, we reimbursed $123,025 to SIC Advisors. As of December 31, 2013, we recorded $2,592,989 in our statement of assets and liabilities as due from affiliate relating to the Expense Support Agreement.

For the three months ended September 30, 2013, total expense reimbursement from SIC Advisors pursuant to the Expense Support and Reimbursement Agreement was $1,262,848 and net expenses after taking into account the expense reimbursement from SIC Advisors, was $404,023.

For the three months ended September 30, 2014 gross expense reimbursement from SIC Advisors pursuant to the Expense Support and Reimbursement Agreement was $1,717,593 and net expenses after taking into account the expense reimbursement from SIC Advisors, was $7,742,152.

Net Realized Gains/Losses from Investments

We measure realized gains or losses by the difference between the net proceeds from the disposition and the amortized cost basis of an investment, without regard to unrealized gains or losses previously recognized.

During the three and nine months ended September 30, 2014, we recognized $2,568,905 and 6,512,215 in net realized gains on total investments.

During the three and nine months ended September 30, 2013, we recognized $714,665 and 605,457 in net realized losses on total investments.

Net Unrealized Appreciation/Depreciation on Investments

Net change in unrealized appreciation on investments reflects the net change in the fair value of our total investments. For the three and nine months ended September 30, 2014, we had unrealized depreciation of $558,641 and unrealized appreciation of $932,158 respectively on total investments. For the three and nine months ended September 30, 2013, we had unrealized appreciation of $533,213 and 616,843 on our portfolio investments.

Changes in Net Assets from Operations

For the three and nine months ended September 30, 2014, we recorded a net increase in net assets resulting from operations of $6,322,763 and $18,005,640, respectively. Based on 40,543,811 weighted average common shares outstanding for the three months ended September 30, 2014, our per share basic and diluted earnings was $0.16. Based on 30,107,034 weighted average common shares outstanding for the nine months ended September 30, 2014, our per share basic and diluted earnings was $0.60.

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

As of September 30, 2014, we had $56,104,960 in cash. In the future, we may generate cash from future offerings of securities, future borrowings and cash flows from operations, including interest earned from the temporary investment of cash in U.S. government securities and other high-quality debt investments that mature in one year or less. Our primary use of funds is investments in our targeted asset classes, cash distributions to our stockholders, and other general corporate purposes.

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

On December 4, 2013, we entered into a three-year senior secured syndicated revolving credit facility with a one-year term out period (the “ING Facility”) pursuant to a Senior Secured Revolving Credit Agreement (the “Revolving Credit Agreement”) with certain lenders party thereto from time to time and ING Capital LLC, as administrative agent. The ING Facility matures on December 4, 2017 and is secured by substantially all of our assets, subject to certain exclusions as further set forth in a Guarantee, Pledge and Security Agreement (the “Security Agreement”) entered into in connection with the Revolving Credit Agreement, among us, the Subsidiary Guarantors party thereto, ING Capital LLC, as Administrative Agent, each Financial Agent and Designated Indebtedness Holder party thereto and ING Capital LLC, as Collateral Agent. The ING Facility also includes usual and customary representations, covenants and events of default for senior secured revolving credit facilities of this nature. As of September 30, 2014, our borrowings under the ING Facility totaled $115,000,000 and were recorded as part of revolving credit facility payable on our consolidated statements of assets and liabilities.

On July 23, 2014, our newly-formed, wholly-owned, special purpose financing subsidiary, Alpine Funding LLC (“Alpine”), entered into a revolving credit facility (the “Alpine Credit Facility”) pursuant to a Loan Agreement with JPMorgan Chase Bank, National Association (“JPMorgan”), as administrative agent and lender, the Financing Providers from time to time party thereto, SIC Advisors LLC, as the portfolio manager, and the Collateral Administrator, Collateral Agent and Securities Intermediary party thereto (the “Loan Agreement”). Alpine’s obligations to JPMorgan under the Alpine Credit Facility are secured by a first priority security interest in substantially all of the assets of Alpine, including its portfolio of loans. The obligations of Alpine under the Alpine Credit Facility are non-recourse to the Company.

Borrowings under the Alpine Credit Facility are subject to compliance with a net asset value coverage ratio with respect to the current value of Alpine’s portfolio and various eligibility criteria must be satisfied with respect to the initial acquisition of each loan in Alpine’s portfolio. Any amounts borrowed under the Alpine Credit Facility will mature, and all accrued and unpaid interest thereunder will be due and payable, on January 23, 2019. As of September 30, 2014, Alpine’s borrowings under the Alpine Credit Facility totaled $64,000,000 and were recorded as part of revolving credit facility payable on our consolidated statements of assets and liabilities.

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

Our derivative asset from Citibank, net of amounts available for offset under a master netting agreement as of September 30, 2014 was $1,822,859, which is recorded on the consolidated statements of assets and liabilities as receivable due on total return swap.

Transactions in total return swap contracts during the three months ended September 30, 2014 were $2,498,893 in realized gains and $3,199,218 in unrealized losses, which is recorded on the consolidated statements of operations.

For the three months ended September 30, 2014, the average notional par amount of total return swap contracts was $183.5 million.

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

Subject to our board of directors’ discretion and applicable legal restrictions, we expect to authorize and pay monthly distributions to our stockholders. Any distributions to our stockholders will be declared out of assets legally available for distribution. We expect to continue making monthly distributions unless our results of operations, our general financial condition, general economic conditions, or other factors prohibit us from doing so. From time to time, but not less than quarterly, we will review our accounts to determine whether distributions to our stockholders are appropriate. We have not established limits on the amount of funds we may use from available sources to make distributions. We expect that for a significant time after the commencement of this offering, substantially all of our distributions will result from expense support payments made by SIC Advisors that may be subject to repayment by us within three years. The purpose of this arrangement is to avoid such distributions being characterized as returns of capital for GAAP purposes. We may still have distributions which could be characterized as a return of capital for tax purposes. Such distributions are not based on our investment performance and can only be sustained if we achieve positive investment performance in future periods and/or SIC Advisors continues to make Expense Support Payments under the Expense Support Agreement. Any future reimbursements to SIC Advisors will reduce the distributions that may otherwise be available for distribution to stockholders. There can be no assurance that we will achieve the performance necessary to sustain our distributions or that we will be able to pay distributions at all. SIC Advisors has no obligation to make Expense Support Payments pursuant to the Expense Support Agreement after December 31, 2014, unless the Expense

Support Agreement is extended. For the three and nine months ended September 30, 2014, if net Expense Support Payments of $0 and $3,456,536 were not made by SIC Advisors, approximately 18% and 26% of the distributions would have been a return of capital, respectively.

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

Record Date	Payment Date	Amount per share
July 13 and 31, 2012	August 1, 2012	$0.03333
August 15 and 31, 2012	September 4, 2012	0.03333
September 14 and 28, 2012	October 1, 2012	0.03333
October 15 and 30, 2012	October 31, 2012	0.03333
November 15 and 29, 2012	November 30, 2012	0.03333
December 14 and 28, 2012	December 31, 2012	0.03333
January 15 and 31, 2013	January 31, 2013	0.03333
February 15 and 28, 2013	February 28, 2013	0.03333
March 15 and 29, 2013	March 29, 2013	0.03333
April 15 and 30, 2013	April 30, 2013	0.03333
May 15 and 31, 2013	May 31, 2013	0.03333
June 14 and 28, 2013	June 28, 2013	0.03333
July 15 and 31, 2013	July 31, 2013	0.03333
August 15 and 30, 2013	August 30, 2013	0.03333
September 13 and 30, 2013	September 30, 2013	0.03333
October 15 and 31, 2013	October 31, 2013	0.03333
November 15 and 29, 2013	November 29, 2013	0.03333
December 13 and 31, 2013	December 31, 2013	0.03333
January 15 and 31, 2014	January 31, 2014	0.03333
February 14 and 28, 2014	February 28, 2014	0.03333
March 14 and 31, 2014	March 31, 2014	0.03333
April 15 and 30, 2014	April 30, 2014	0.03333
May 15 and 30, 2014	May 30, 2014	0.03333
June 13 and 30, 2014	September 30, 2014	0.03333
July 15 and July 31, 2014	July 31, 2014	0.03333
August 15 and August 29, 2014	August 29, 2014	0.03333
September 15 and September 30, 2014	September 30, 2014	0.03333
October 15 and October 31, 2014	October 31, 2014	0.03333
November 14 and 28, 2014	November 28, 2014	0.03333
December 15 and 31, 2014	December 31, 2014	0.03333

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

Based on our consolidated Statement of Assets and Liabilities as of September 30, 2014, the following table shows the approximate increase (decrease) in components of net assets resulting from operations of hypothetical base rate changes in interest rates, assuming no changes in our investment and capital structure:

Basis point increase	Interest Income	Interest Expense	Net Increase (Decrease)
100	$705,104	$(1,215,000)	$(509,896)
200	4,496,526	(3,005,000)	1,491,526
300	8,582,370	(4,795,000)	3,787,370
400	12,908,215	(6,585,000)	6,323,215
500	17,314,059	(8,375,000)	8,939,059

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

Change In Internal Control Over Financial Reporting

No change occurred in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the three months ended September 30, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II — Other Information

Item 1:	Legal Proceedings.

We are not currently subject to any legal proceedings, nor, to our knowledge, are any legal proceedings threatened against us or our subsidiaries.

Item 1A:	Risk Factors.

In addition to other information set forth in this report, you should carefully consider the “Risk Factors” discussed in our annual report on Form 10-K for the fiscal year ended December 31, 2013, filed with the SEC on March 14, 2014, which could materially affect our business, financial condition and/or operating results. Except as set forth below, there have been no material changes during the six months ended September 30, 2014 to the risk factors discussed in “Item 1A. Risk Factors” of our annual report on Form 10-K. Additional risks or uncertainties not currently known to us or that we currently deem to be immaterial also may materially affect our business, financial condition and/or operating results.

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

Dated: November 6, 2014	Sierra Income Corporation.

	By	/s/ Seth Taube
Seth Taube Chief Executive Officer (Principal Executive Officer)

Dated: November 6, 2014	By	/s/ Richard T. Allorto, Jr.
Richard T. Allorto, Jr. Chief Financial Officer (Principal Accounting and Financial Officer)