Form 10-K
period 2014-12-31
Sierra Income Corp
filed 2015-03-06
CIK 1523526

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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

As of March 5, 2015, the Registrant had 59,796,803 shares of common stock, $0.001 par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A in connection with the registrant’s 2014 Annual Meeting of Stockholders, which will be filed subsequent to the date hereof, are incorporated by reference into Part III of this Form 10-K. Such proxy statement will be filed with the Securities and Exchange Commission not later than 120 days following the end of the Registrant’s fiscal year ended December 31, 2014.

SIERRA INCOME CORPORATION

PART I

In this annual report on Form 10-K, except as otherwise indicated, the terms:

•	“we”, “us”, “our”, “Sierra” and the “Company” refer to Sierra Income Corporation, a Maryland corporation.

•

“SIC Advisors” and the “Advisor” refer to SIC Advisors LLC, our investment advisor. SIC Advisors is a majority owned subsidiary of Medley LLC, which is controlled by Medley Management Inc., a publicly traded asset management firm, which in turn is controlled by Medley Group LLC, an entity wholly-owned by the senior professionals of Medley LLC.

•

“Medley” refers, collectively, to the activities and operations of Medley Capital LLC, Medley LLC, Medley Management Inc., Medley Group LLC, associated investment funds and their respective affiliates.

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

Our investment objective is to generate current income, and to a lesser extent, long-term capital appreciation. We intend to meet our investment objective by primarily lending to, and investing in the debt of privately owned U.S. middle market companies, which we define as companies with annual revenue between $50 million and $1 billion. We intend to focus primarily on making investments in first lien senior secured debt, second lien secured debt, and to a lesser extent, subordinated debt, of middle market companies in a broad range of industries. We expect that the majority of our debt investments will bear interest at floating interest rates, but our portfolio may also include fixed-rate investments. We will originate transactions sourced through our existing SIC Advisors’ network, and, to a lesser extent, expect to acquire debt securities through the secondary market. We may make equity investments in companies that we believe will generate appropriate risk adjusted returns, although we do not expect such investments to be a substantial portion of our portfolio.

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

Our Investment Team, which is provided by our Advisor, has on average over 20 years of experience in the credit business, including originating, underwriting, principal investing and loan structuring. Our Advisor, through Medley, has access to over 70 employees, including over 35 investment, origination and credit management professionals, and over 35 operations, marketing and distribution professionals, each with extensive experience in their respective disciplines.

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

On April 17, 2012, we successfully reached our minimum escrow requirement and officially commenced our operations by receiving gross proceeds of $10,000,000 in exchange for 1,108,033 shares of common stock sold to SIC Advisors. Our offering period was initially scheduled to terminate two years after the initial offering date or, April 16, 2014, unless extended. At a meeting held on March 12, 2014, our board of directors approved an extension of our offering for an additional year. At a meeting held on March 4, 2015, our board of directors approved another extension of our offering for an additional year. Since commencing operations, we have sold a total of 59,796,803 shares of common stock for total gross proceeds of $586 million. The proceeds from the issuance of common stock as presented in our consolidated statements of changes in net assets and consolidated statements of cash flows are presented net of selling commissions and dealer manager fees.

Investment Process

Our Advisor, which is provided for by Medley, has cultivated a disciplined and repeatable process for executing, monitoring, structuring and exiting investments.

Identification and Sourcing. Our Advisor’s experience and reputation have allowed it to generate a substantial and continuous flow of attractive investment opportunities. Our Advisor maintains a strong and diverse network which results in sustained and high quality deal flow. We believe that the breadth and depth of experience of SIC Advisors’ Investment Team across strategies and asset classes, coupled with significant relationships built over the last 20 years, make them particularly qualified to uncover, evaluate and aggressively pursue attractive investment opportunities. We believe that SIC Advisors’ Investment Team has compiled a robust pipeline of transactions ready for possible inclusion in our portfolio by leveraging the broader Medley platform’s deal flow network.

Disciplined Underwriting. SIC Advisors’ Investment Team performs thorough due diligence and focuses on several key criteria in its underwriting process, including strong underlying business fundamentals, a meaningful equity cushion, experienced management, conservative valuation and the ability to deleverage through cash flows. We expect to often be the agent for the loans we originate and accordingly control the loan documentation and negotiation of covenants, which will allow us to maintain consistent underwriting standards. Our Advisor’s disciplined underwriting process also involves engagement of industry experts and third party consultants.

Prior to making an investment, the Investment Team subjects each potential borrower to an extensive credit review process, which typically begins with an analysis of the market opportunity, business fundamentals, company operating metrics and historical and projected financial analysis. The Investment Team also compares liquidity, operating margin trends, leverage, free cash flow and fixed charge coverage ratios for each potential investment to industry metrics. Areas of additional underwriting focus include management or sponsor (typically a private equity firm) experience, management compensation, competitive landscape, regulatory environment, pricing power, defensibility of market share and tangible asset values. Background checks are conducted and tax compliance information may also be requested on management teams and key employees. In addition, the Investment Team contacts customers, suppliers and competitors and perform on-site visits as part of a routine business due diligence process.

Our Advisor’s disciplined underwriting process also involves the engagement of industry experts and third party consultants. The Investment Team routinely uses third party consultants and market studies to corroborate valuation and industry specific due diligence, as well as provide quality of earnings analysis. Experienced legal counsel is engaged to evaluate and mitigate regulatory, insurance, tax or other company-specific risks.

After the Investment Team completes its final due diligence, each proposed investment is presented to our Advisor’s investment committee and subjected to extensive discussion and follow-up analysis, if necessary. A formal memorandum for each investment opportunity typically includes the results of business due diligence, multi-scenario financial analysis, risk-management assessment, results of third-party consulting work, background checks (where applicable) and structuring proposals. Our Advisor’s investment committee requires a majority vote to approve any investment, although unanimous agreement is sought.

Active Credit Management. Our Advisor employs active credit management. Our Advisor’s process includes frequent interaction with management, monthly or quarterly review of financial information and attendance at board of directors’ meetings as observers. The Investment Team also evaluates financial reporting packages provided by portfolio companies that detail operational and financial performance. Data is entered in our Advisor’s Asset Management System, or AMS, its proprietary, centralized electronic credit management database. AMS creates a centralized, dynamic electronic repository for all of our portfolio company data. Our Advisor’s AMS system generates comprehensive, standardized reports which aggregate operational updates, portfolio company financial performance, asset valuations, macro trends, management call notes and account history. AMS enables the Investment Team to have real-time access to the most recent information on our portfolio investments.

In addition to the data provided by our borrowers, our Advisor may also utilize various third parties to provide checks and balances throughout the credit management process. Independent valuation firms may be engaged to provide appraisals of asset and collateral values or external forensic accounting groups may be engaged to verify portfolio company financial reporting or perform cash reconciliation. Our Advisor believes this hands-on approach to credit management is a key contributor to our investment performance.

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

Investment Committee

The purpose of the investment committee is to evaluate and approve all investments by SIC Advisors’ Investment Team. The investment committee is comprised of a minimum of three members selected from senior members of SIC Advisors’ Investment Team. Approval of an investment requires a majority vote of the investment committee, although unanimous agreement is sought. The committee process is intended to bring the diverse experience and perspectives of the committee members to the analysis and consideration of every investment. The investment committee also serves to provide consistency and adherence to SIC Advisors’ investment philosophies and policies. The investment committee also determines appropriate investment sizing and suggests ongoing monitoring requirements.

In addition to reviewing investments, the committee meetings serve as a forum to discuss credit views and outlooks. Potential transactions and deal flow are also reviewed on a regular basis. Members of the investment committee are encouraged to share information and views on credits with the committee early in their analysis and throughout the evaluation process. This process improves the quality of the analysis and assists the deal team members to work more efficiently.

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

Information Available

We maintain a website at http://www.sierraincomecorp.com and http://www.mdly.com. We make available, free of charge, on our website, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. Information contained on our website is not incorporated by reference into this annual report on Form 10-K and you should not consider information contained on our website to be part of this annual report on Form 10-K or any other report we file with the SEC.

INVESTMENTS

We have built a diverse portfolio that includes senior secured first lien term loans, senior secured second lien term loans, senior secured first lien notes and warrants/equity.

The following table shows the investment portfolio composition by industry grouping at fair value at December 31, 2014, exclusive of the underlying total return swap portfolio:

	Fair Value	Percentage
Diversified/Conglomerate Service	$106,805,052	17.3%
Healthcare, Education, and Childcare	44,507,635	7.2%
Automobile	44,416,368	7.2%
Buildings and Real Estate	43,348,116	7.0%
Personal, Food, and Miscellaneous Services	41,867,430	6.8%
Oil and Gas	39,601,369	6.4%
Telecommunications	38,077,579	6.2%
Electronics	36,038,502	5.9%
Insurance	34,535,811	5.6%
Retail Stores	31,774,476	5.2%
Aerospace and Defense	24,935,749	4.0%
Finance	22,708,362	3.7%
Chemicals, Plastics, and Rubber	22,351,767	3.6%
Hotels, Motels, Inns, and Gaming	20,808,540	3.4%
Mining, Steel, Iron, and Nonprecious Metals	12,915,294	2.1%
Cargo Transport	12,589,103	2.0%
Printing and Publishing	12,437,500	2.0%
Containers, Packaging, and Glass	10,059,144	1.6%
Leisure, Amusement, Motion Pictures, and Entertainment	10,011,269	1.6%
Personal and Nondurable Consumer Products (Manufacturing Only)	3,758,756	0.6%
Beverage, Food, and Tobacco	1,866,703	0.3%
Broadcasting and Entertainment	1,500,568	0.3%

Total	$616,915,093	100.0%

The following table sets forth certain information as of December 31, 2014 for each portfolio company in which we had an investment. Other than these portfolio investments, our only formal relationships with our portfolio companies are the managerial assistance that we provide upon request and the board observer or participation rights we may receive in connection with our investment portfolio.

Company(1)	Industry	Type of Investment	Maturity	Par/Share Amount	Cost	Fair Value	% of Net Assets(2)
Non-controlled/non-affiliated investments – 126.8%
AAR Intermediate Holdings, LLC	Oil and Gas	Senior Secured First Lien Term Loans
		LIBOR + 12.000%, 1.000% Floor(3)(4)	6/30/2015	$1,006,234	$1,006,234	$997,872	0.2%
		Senior Secured First Lien Term Loans LIBOR + 12.000%, 1.000% Floor(3)(4)	3/30/2019	11,697,470	10,938,261	10,703,771	2.2%
		Warrants to purchase 1.98% of outstanding company equity(4)(5)	3/30/2019	790,778	790,778	598,870	0.1%

				13,494,482	12,735,273	12,300,513
ALG USA Holdings, Inc.	Leisure, Amusement,	Senior Secured Second Lien Term Loans
	Motion Pictures, and Entertainment	LIBOR + 9.000%, 1.250% Floor(6)	2/28/2020	2,000,000	1,967,491	2,011,269	0.4%

				2,000,000	1,967,491	2,011,269
Allen Edmonds Corp.	Retail Stores	Senior Secured Second Lien Term Loans
		LIBOR + 9.000%, 1.000% Floor(3)(4)	5/27/2019	7,000,000	7,000,000	7,070,000	1.5%

				7,000,000	7,000,000	7,070,000
AM3 Pinnacle Corporation	Telecommunications	Senior Secured First Lien Term Loans
		10.000%(4)(7)	10/22/2018	6,533,857	6,533,857	6,533,857	1.3%

				6,533,857	6,533,857	6,533,857
American Pacific Corp.	Chemicals, Plastics,	Senior Secured First Lien Term Loans
	and Rubber	LIBOR + 6.000%, 1.000% Floor(6)	2/27/2019	7,940,000	7,888,650	8,056,333	1.7%

				7,940,000	7,888,650	8,056,333
Anaren, Inc.	Aerospace and Defense	Senior Secured Second Lien Term Loans LIBOR + 8.250%, 1.000% Floor(6)	8/18/2021	10,000,000	9,908,218	9,935,749	2.0%

				10,000,000	9,908,218	9,935,749
Ascensus, Inc.	Finance	Senior Secured Second Lien Term Loans LIBOR + 8.000%, 1.000% Floor(6)	12/2/2020	4,000,000	3,948,926	4,000,000	0.8%

				4,000,000	3,948,926	4,000,000
Associated Asphalt Partners, LLC	Chemicals, Plastics,	Senior Secured First
	and Rubber	Lien Notes 8.500%(8)	2/15/2018	2,000,000	2,013,443	1,993,534	0.4%

				2,000,000	2,013,443	1,993,534
Asurion Corp.(9)	Insurance	Senior Secured Second Lien Term Loans LIBOR + 7.500%, 1.000% Floor(6)	3/3/2021	7,000,000	6,935,000	7,000,000	1.4%

				7,000,000	6,935,000	7,000,000

Company(1)	Industry	Type of Investment	Maturity	Par/Share Amount	Cost	Fair Value	% of Net Assets(2)
Atrium Innovations, Inc.(10)	Healthcare,	Senior Secured Second Lien Term Loans
	Education, and Childcare	LIBOR + 6.750%, 1.000% Floor(6)	8/13/2021	5,000,000	4,977,296	4,743,856	1.0%

				5,000,000	4,977,296	4,743,856
Bennu Oil & Gas, LLC	Oil and Gas	Senior Secured Second Lien Term Loans
		LIBOR + 7.500%, 1.250% Floor(6)	11/1/2018	5,525,389	5,520,837	4,570,180	0.9%

				5,525,389	5,520,837	4,570,180
Birch Communications, Inc.	Telecommunications	Senior Secured First Lien Term Loans
		LIBOR + 6.750%, 1.000% Floor(3)(4)	7/18/2020	14,572,917	14,300,451	14,042,615	2.9%

				14,572,917	14,300,451	14,042,615
Brundage-Bone Concrete Pumping, Inc.	Buildings and Real	Senior Secured First
	Estate	Lien Notes 10.375%(8)	9/1/2021	7,500,000	7,641,129	7,600,484	1.6%

				7,500,000	7,641,129	7,600,484
Charming Charlie, Inc.	Retail Stores	Senior Secured First Lien Term Loans
		LIBOR + 8.000%, 1.000% Floor(6)	12/24/2019	8,945,242	8,963,787	9,034,694	1.9%

				8,945,242	8,963,787	9,034,694
Collective Brands Finance, Inc.(9)(10)	Retail Stores	Senior Secured Second Lien Term Loans LIBOR + 7.500%, 1.000% Floor(6)	3/11/2022	6,000,000	6,018,670	5,669,782	1.2%

				6,000,000	6,018,670	5,669,782
Contmid, Inc.	Automobile	Senior Secured Second Lien Term Loans LIBOR + 9.000%, 1.000% Floor(3)(4)	10/25/2019	14,317,924	14,317,924	14,317,924	2.9%

				14,317,924	14,317,924	14,317,924
ConvergeOne Holdings Corporation	Telecommunications	Senior Secured Second Lien Term Loans
		LIBOR + 8.000%, 1.000% Floor(3)(4)	6/17/2021	12,500,000	12,381,463	12,312,750	2.5%

				12,500,000	12,381,463	12,312,750
Cornerstone Chemical Company	Chemicals, Plastics,	Senior Secured First
	and Rubber	Lien Notes(8)(11)	3/15/2018	2,500,000	2,587,841	2,550,000	0.5%

				2,500,000	2,587,841	2,550,000
CP Opco, LLC	Leisure, Amusement, Motion Pictures, and Entertainment	Senior Secured First Lien Term Loans LIBOR + 6.750%, 1.000% Floor(4)(6)	9/30/2020	8,000,000	8,000,000	8,000,000	1.6%

				8,000,000	8,000,000	8,000,000
CRGT, Inc.	Diversified/Conglomerate Service	Senior Secured First Lien Term Loans LIBOR + 6.500%, 1.000% Floor(4)(6)	12/19/2020	10,000,000	10,000,000	10,000,000	2.1%

				10,000,000	10,000,000	10,000,000
Deltek, Inc.	Electronics	Senior Secured Second Lien Term Loans LIBOR + 8.750%, 1.250% Floor(6)	10/10/2019	3,000,000	2,981,523	3,060,000	0.6%

				3,000,000	2,981,523	3,060,000

Company(1)	Industry	Type of Investment	Maturity	Par/Share Amount	Cost	Fair Value	% of Net Assets(2)
Drew Marine Partners LP	Cargo Transport	Senior Secured Second Lien Term Loans
		LIBOR + 7.000%, 1.000% Floor(6)	5/19/2021	10,000,000	10,078,927	10,033,409	2.1%

				10,000,000	10,078,927	10,033,409
Dynamic Energy Services International, LLC	Oil and Gas	Senior Secured First Lien Term Loans
		LIBOR + 8.500%, 1.000% Floor(3)(4)	3/6/2018	9,625,000	9,625,000	9,338,439	1.9%

				9,625,000	9,625,000	9,338,439
EarthLink, Inc.(10)	Telecommunications	Senior Secured First
		Lien Notes 7.375%(8)(11)	6/1/2020	2,450,000	2,439,171	2,462,250	0.5%

				2,450,000	2,439,171	2,462,250
Encompass Digital Media, Inc.(9)	Broadcasting and	Senior Secured Second Lien Term Loans
	Entertainment	LIBOR + 7.750%, 1.000% Floor(6)	6/6/2022	1,500,000	1,486,019	1,500,568	0.3%

				1,500,000	1,486,019	1,500,568
F.H.G. Corp.	Healthcare, Education, and	Senior Secured First Lien Term Loans
	Childcare	LIBOR + 9.500%, 1.000% Floor(3)(4)	4/28/2019	15,000,000	15,000,000	14,880,354	3.1%

				15,000,000	15,000,000	14,880,354
F.H.G. Corp. Cornerstone Research	Healthcare,	Common Stock(4)(5)
	Education, and Childcare			288	300,000	63,169	0.0%

				288	300,000	63,169
Flexera Software, Inc.(9)	Electronics	Senior Secured Second Lien Term Loans
		LIBOR + 7.000%, 1.000% Floor(6)	4/2/2021	5,000,000	5,018,504	4,852,592	1.0%

				5,000,000	5,018,504	4,852,592
Gastar Exploration USA, Inc.(10)	Oil and Gas	Senior Secured First
		Lien Notes 8.625%(8)(11)	5/15/2018	5,400,000	5,413,659	4,731,750	1.0%

				5,400,000	5,413,659	4,731,750
Genex Services, Inc.(9)	Insurance	Senior Secured Second Lien Term Loans
		LIBOR + 7.750%, 1.000% Floor(6)	5/30/2022	9,500,000	9,531,763	9,299,753	1.9%

				9,500,000	9,531,763	9,299,753
Green Field Energy Services, Inc.	Oil and Gas	Senior Secured First Lien Notes 13.000%(4)(8)(12)	11/15/2016	766,616	755,260	237,651	0.1%
		Warrants/Equity(4)(5)	11/15/2021	709	29,000	—	0.0%

				767,325	784,260	237,651
GTCR Valor Companies, Inc.	Electronics	Senior Secured First Lien Term Loans
		LIBOR + 5.000%, 1.000% Floor(6)	5/30/2021	7,968,616	7,892,569	7,788,079	1.6%

Company(1)	Industry	Type of Investment	Maturity	Par/Share Amount	Cost	Fair Value	% of Net Assets(2)
		Senior Secured Second Lien Term Loans LIBOR + 8.500%, 1.000% Floor(6)	11/30/2021	4,000,000	3,961,852	3,914,693	0.8%

				11,968,616	11,854,421	11,702,772
HBC Holdings, LLC	Diversified/ Conglomerate	Senior Secured First Lien Term Loans
	Service	LIBOR + 5.750%, 1.000% Floor(4)(6)	3/30/2020	14,962,500	14,962,500	14,962,500	3.1%

				14,962,500	14,962,500	14,962,500
Hill International, Inc.	Buildings and Real	Senior Secured First Lien Term Loans
	Estate	LIBOR + 6.750%, 1.000% Floor(4)(6)	9/25/2020	16,957,500	16,957,500	16,957,457	3.5%

				16,957,500	16,957,500	16,957,457
Holland Acquisition Corp.	Oil and Gas	Senior Secured First Lien Term Loans
		LIBOR + 9.000%, 1.000% Floor(6)	5/29/2018	5,000,000	4,921,900	4,599,148	0.9%

				5,000,000	4,921,900	4,599,148
Ignite Restaurant Group, Inc.	Personal, Food, and	Senior Secured First Lien Term Loans
	Miscellaneous Services	LIBOR + 7.000%, 1.000% Floor(6)	2/13/2019	11,970,000	11,799,221	11,970,000	2.5%

				11,970,000	11,799,221	11,970,000
Integra Telecom, Inc.	Telecommunications	Senior Secured Second Lien Term Loans
		LIBOR + 8.500%, 1.250% Floor(3)(4)	2/22/2020	735,455	733,682	728,204	0.2%

				735,455	733,682	728,204
Interface Security Systems, Inc.	Electronics	Senior Secured First Lien Notes 9.250%(4)(8)	1/15/2018	3,417,000	3,463,712	3,484,637	0.7%

				3,417,000	3,463,712	3,484,637
IronGate Energy Services, LLC	Oil and Gas	Senior Secured First Lien Notes 11.000%(8)	7/1/2018	3,000,000	2,957,768	2,588,307	0.5%

				3,000,000	2,957,768	2,588,307
Isola USA(9)	Electronics	Senior Secured First
		Lien Term Loans LIBOR + 8.250%, 1.000% Floor(6)	11/29/2018	5,874,528	5,999,752	5,931,034	1.2%

				5,874,528	5,999,752	5,931,034
JAC Holdings Corp.	Automobile	Senior Secured First Lien Notes 11.500%(4)(8)	10/1/2019	12,000,000	12,000,000	12,000,000	2.5%

				12,000,000	12,000,000	12,000,000
Jordan Reses Supply Company LLC	Healthcare,	Senior Secured Second Lien Term Loans
	Education, and Childcare	LIBOR + 11.000%, 1.000% Floor(3)(4)	4/24/2020	5,000,000	5,000,000	5,000,000	1.0%

				5,000,000	5,000,000	5,000,000
Kik Custom Products, Inc.	Healthcare,	Senior Secured Second Lien Term Loans
	Education, and Childcare	LIBOR + 8.250%, 1.250% Floor(13)	10/29/2019	5,000,000	4,991,433	5,006,500	1.0%

				5,000,000	4,991,433	5,006,500
Linc Energy Finance (USA), Inc.	Oil and Gas	Senior Secured Second
		Lien Notes 12.500%(4)(8)	10/31/2017	500,000	498,615	504,137	0.1%

Company(1)	Industry	Type of Investment	Maturity	Par/Share Amount	Cost	Fair Value	% of Net Assets(2)
		Senior Secured Second Lien Notes 12.500%(4)	10/31/2017	500,000	487,623	504,137	0.1%

				1,000,000	986,238	1,008,274
Liquidnet Holdings, Inc.	Finance	Senior Secured First Lien Term Loans
		LIBOR + 6.750%, 1.000% Floor(6)	5/22/2019	6,825,000	6,732,689	6,564,518	1.4%

				6,825,000	6,732,689	6,564,518
Livingston International, Inc.(9)(10)	Cargo Transport	Senior Secured Second Lien Term Loans
		LIBOR + 7.750%, 1.250% Floor(6)	4/18/2020	2,658,504	2,654,268	2,555,694	0.5%

				2,658,504	2,654,268	2,555,694
LTCG Holdings Corp.	Healthcare,	Senior Secured Second Lien Term Loans
	Education, and Childcare	LIBOR + 5.000%, 1.000% Floor(6)	6/6/2020	3,900,000	3,882,146	3,912,136	0.8%

				3,900,000	3,882,146	3,912,136
Miller Heiman, Inc.	Diversified/Conglomerate Service	Senior Secured First Lien Term Loans LIBOR + 5.750%, 1.000% Floor(6)	9/30/2019	24,687,500	24,687,500	24,687,500	5.1%

				24,687,500	24,687,500	24,687,500
Nation Safe Drivers Holdings, Inc.	Insurance	Senior Secured Second Lien Term Loans
		LIBOR + 8.000%, 2.000% Floor(4)(6)(7)	9/29/2020	18,236,058	18,236,058	18,236,058	3.8%

				18,236,058	18,236,058	18,236,058
New Media Holdings II, LLC	Printing and	Senior Secured First Lien Term Loans
	Publishing	LIBOR + 6.250%, 1.000% Floor(6)	6/4/2020	12,437,500	12,437,500	12,437,500	2.6%

				12,437,500	12,437,500	12,437,500
Newpage Corp.	Containers, Packaging, and Glass	Senior Secured First Lien Term Loans LIBOR + 8.250%, 1.250% Floor(6)	2/11/2021	10,000,000	9,879,551	10,059,144	2.1%

				10,000,000	9,879,551	10,059,144
Northern Lights Midco, LLC	Finance	Senior Secured First Lien Term Loans
		LIBOR + 9.500%, 1.500% Floor(3)(4)	11/21/2019	4,700,000	4,700,000	4,700,000	1.0%

				4,700,000	4,700,000	4,700,000
Northstar Aerospace, Inc.	Aerospace and Defense	Senior Secured First Lien Notes 10.250%(4)(8)	10/15/2019	15,000,000	15,000,000	15,000,000	3.1%

				15,000,000	15,000,000	15,000,000
OH Acquisition, LLC	Finance	Senior Secured First Lien Term Loans
		LIBOR + 6.250%, 1.000% Floor(3)	8/29/2019	7,481,250	7,446,184	7,443,844	1.5%

				7,481,250	7,446,184	7,443,844
Omnitracs, Inc.	Electronics	Senior Secured Second Lien Term Loans LIBOR + 7.750%, 1.000% Floor(6)	5/25/2021	7,000,000	7,014,550	7,007,467	1.4%

				7,000,000	7,014,550	7,007,467

Company(1)	Industry	Type of Investment	Maturity	Par/Share Amount	Cost	Fair Value	% of Net Assets(2)
Oxford Mining Company, LLC	Mining, Steel, Iron,	Senior Secured First Lien Term Loans
	and Nonprecious Metals	LIBOR + 8.500%, 0.750% Floor, 3% PIK(4)(6)(7)	12/31/2018	11,864,407	11,864,407	11,864,407	2.4%

				11,864,407	11,864,407	11,864,407
Pegasus Solutions, Inc.	Diversified/	Senior Secured First Lien Term Loans
	Conglomerate Service	LIBOR + 9.000%, 1.500% Floor(3)(4)(7)	5/10/2017	—	—	—	0.0%
		Senior Secured First Lien Term Loans LIBOR + 9.000%, 1.500% Floor(3)(4)	2/10/2018	3,593,304	3,593,304	3,593,304	0.7%
		Senior Secured First Lien Term Loans LIBOR + 9.000%, 1.500% Floor, PIK(3)(4)	11/10/2020	19,523,809	19,523,809	19,523,809	4.0%
		Warrants to purchase 4.2% of the outstanding equity(4)(5)	02/10/2018	769,231	769,231	769,231	0.2%

				23,886,344	23,886,344	23,886,344
Reddy Ice Group, Inc.	Beverage, Food, and	Senior Secured Second Lien Term Loans
	Tobacco	LIBOR + 9.500%, 1.250% Floor(3)(4)	10/1/2019	2,000,000	2,000,000	1,866,703	0.4%

				2,000,000	2,000,000	1,866,703
Response Team Holdings, LLC	Buildings and Real	Preferred Equity 12%(4)(5)		3,046,179	2,788,771	2,906,831	0.6%
	Estate	Senior Secured First Lien Term Loans LIBOR + 8.500%, 2.000% Floor, 1% PIK(3)(4)	3/28/2019	15,206,579	15,206,579	15,287,086	3.1%
		Warrants to purchase 3.70% of the outstanding common units(4)(5)	3/28/2019	257,407	257,407	596,258	0.1%

				18,510,165	18,252,757	18,790,175
School Specialty, Inc.	Healthcare,	Senior Secured First Lien Term Loans
	Education, and Childcare	LIBOR + 8.500%, 1.000% Floor(6)	6/11/2019	10,895,272	10,815,266	10,901,620	2.2%

				10,895,272	10,815,266	10,901,620
Securus Technologies, Inc.	Telecommunications	Senior Secured Second Lien Term Loans
		LIBOR + 7.750%, 1.250% Floor(6)	4/30/2021	2,000,000	1,984,030	1,997,903	0.4%

				2,000,000	1,984,030	1,997,903
Sizzling Platter, LLC	Personal, Food, and	Senior Secured Second Lien Term Loans
	Miscellaneous Services	LIBOR + 7.500%, 1.000% Floor(6)	4/28/2019	15,000,000	15,000,000	15,303,157	3.1%

				15,000,000	15,000,000	15,303,157
Survey Sampling International, LLC	Diversified/	Senior Secured Second Lien Term Loans
	Conglomerate Service	LIBOR + 9.000%, 1.000% Floor(6)	12/16/2021	24,000,000	24,000,000	24,000,000	5.0%

				24,000,000	24,000,000	24,000,000

Company(1)	Industry	Type of Investment	Maturity	Par/Share Amount	Cost	Fair Value	% of Net Assets(2)
Tempel Steel Company	Mining, Steel, Iron,	Senior Secured First
	and Nonprecious Metals	Lien Notes 12.000%(4)(8)(11)	8/15/2016	1,115,000	1,108,838	1,050,887	0.2%

				1,115,000	1,108,838	1,050,887
TGI Friday’s, Inc.	Personal, Food, and	Senior Secured Second Lien Term Loans
	Miscellaneous Services	LIBOR + 8.250%, 1.000% Floor(4)(6)	7/15/2021	15,000,000	14,786,434	14,594,273	3.0%

				15,000,000	14,786,434	14,594,273
Tourico Holidays, Inc.	Hotels, Motels, Inns,	Senior Secured First Lien Term Loans
	and Gaming	LIBOR + 7.500%, 1.000% Floor(3)	11/5/2018	15,000,000	15,000,000	15,000,000	3.1%

				15,000,000	15,000,000	15,000,000
Travelclick, Inc.(9)	Hotels, Motels, Inns,	Senior Secured Second Lien Term Loans
	and Gaming	LIBOR + 7.750%, 1.000% Floor(6)	11/6/2021	6,000,000	5,915,121	5,808,540	1.2%

				6,000,000	5,915,121	5,808,540
True Religion Apparel, Inc.	Personal	Senior Secured Second
	and Nondurable	Lien Term Loans
	Consumer Products (Manufacturing Only)	LIBOR + 10.000%, 1.000% Floor(13)	1/30/2020	4,000,000	3,854,021	3,758,756	0.8%

				4,000,000	3,854,021	3,758,756
U.S. Well Services, LLC(10)	Oil and Gas	Warrants/Equity(5)	2/15/2019	1,731	173	227,107	0.0%

				1,731	173	227,107
Valence Surface Technologies, Inc.	Chemicals, Plastics,	Senior Secured First Lien Term Loans
	and Rubber	LIBOR + 5.500%, 1.000% Floor(3)	6/12/2019	9,874,459	9,808,191	9,751,900	2.0%

				9,874,459	9,808,191	9,751,900
Velocity Pooling Vehicle, LLC	Automobile	Senior Secured Second Lien Term Loans
		LIBOR + 7.250%, 1.000% Floor(3)(4)	5/14/2022	20,625,000	17,904,357	18,098,444	3.7%

				20,625,000	17,904,357	18,098,444
Vestcom International, Inc.	Diversified/	Senior Secured Second Lien Term Loans
	Conglomerate Service	LIBOR + 7.750%, 1.000% Floor(13)	9/30/2022	5,000,000	5,000,000	5,000,000	1.0%

				5,000,000	5,000,000	5,000,000
YP LLC(9)	Diversified/	Senior Secured First Lien Term Loans
	Conglomerate Service	LIBOR + 6.750%, 1.250% Floor(6)	6/4/2018	4,260,870	4,301,734	4,268,708	0.9%

				4,260,870	4,301,734	4,268,708
Z Gallerie, LLC	Retail Stores	Senior Secured First Lien Term Loans LIBOR + 6.500%, 1.000% Floor(13)	10/8/2020	10,000,000	9,889,189	10,000,000	2.1%

				10,000,000	9,889,189	10,000,000
Total non-controlled/non-affiliated investments					$620,968,517	$616,915,093	126.8%

Company(1)	Industry	Type of Investment	Maturity	Par/Share Amount	Cost	Fair Value	% of Net Assets(2)
Money market fund – 3.9%
Federated Prime Obligations Fund				$19,032,637	$19,032,637	$19,032,637	3.9%

Total money market fund					$19,032,637	$19,032,637	3.9%

Derivative Instrument - Long Exposure					Notional Amount	Unrealized Gain (Loss)
Total return swap with Citibank, N.A. (Note 5)		Total Return Swap			$209,523,834	$(7,651,597)

					$209,523,834	$(7,651,597)

(1)	All of our investments are domiciled in the United States except for Atrium Innovations, Inc. and Livingston International, Inc. which are domiciled in Canada. All investments are denominated in USD.
(2)	Percentage is based on net assets of $486,519,913 as of December 31, 2014.
(3)

The interest rate on these loans is subject to a base rate plus 1M LIBOR, which at December 31, 2014 was 0.17%. As the interest rate is subject to a minimum LIBOR floor which was greater than the 1M LIBOR rate at December 31, 2014, the prevailing rate in effect at December 31, 2014 was the base rate plus the LIBOR floor.

(4)	An affiliated fund that is managed by an affiliate of SIC Advisors LLC also holds an investment in this security.
(5)	Security is non-income producing.
(6)

The interest rate on these loans is subject to a base rate plus 3M LIBOR, which at December 31, 2014 was 0.26%. As the interest rate is subject to a minimum LIBOR floor which was greater than the 3M LIBOR rate at December 31, 2014, the prevailing rate in effect at December 31, 2014 was the base rate plus the LIBOR floor.

(7)	The investment has an unfunded commitment as of December 31, 2014 which is excluded from the presentation (see Note 11). Fair value includes an analysis of the unfunded commitment.
(8)

Securities are exempt from registration under Rule 144A of the Securities Act of 1933. These securities represent a fair value of $54,203,637 and 11.2% of net assets as of December 31, 2014 and are considered restricted.

(9)

Security is also held in the underlying portfolio of the total return swap with Citibank, N.A. (see Note 5). The Company’s total commitment to Asurion Corp., Collective Brands Finance, Inc., Encompass Digital Media, Inc., Flexera Software, Inc., Genex Services, Inc., Isola USA, Livingston International, Inc., Travelclick, Inc., and YP LLC is $16,896,070 or 3.5%, $11,617,395 or 2.4%, $6,463,131 or 1.3%, $7,119,467 or 1.5%, $11,284,778 or 2.3%, 9,797,159 or 2.0%, $4,525,137 or 0.9%, $20,622,355 or 4.2%, 8,561,534 or 1.8%, respectively, of Net Assets as of December 31, 2014.

(10)	The investment is not a qualifying asset under Section 55 of the Investment Company Act of 1940, as amended. Non-qualifying assets represent 3.3% of the Company’s portfolio at fair value.
(11)	Represents securities in Level 2 in the ASC 820 table (see Note 4).
(12)	The investment was on non-accrual status as of December 31, 2014.
(13)

The interest rate on these loans is subject to a base rate plus 6M LIBOR, which at December 31, 2014 was 0.36%. As the interest rate is subject to a minimum LIBOR floor which was greater than the 6M LIBOR rate at December 31, 2014, the prevailing rate in effect at December 31, 2014 was the base rate plus the LIBOR floor.

1M	1 Month
3M	3 Month
6M	6 Month

As of December 31, 2014, the weighted average yield based upon original cost on our portfolio investments, including the yield on the equity component of the TRS, was approximately 9.8%. With respect to our directly held investments, and without regard to any position through our TRS, 10% of our income-bearing investment portfolio bore interest based on fixed rates, and 90% bore interest at floating rates, such as LIBOR or the Alternate Base Rate (“ABR”). The weighted average yield on income producing investments is computed based upon a combination of the cash flows to date and the contractual interest payments, principal amortization and fee notes due at maturity without giving effect to closing fees received, base management fees, incentive fees or general fund related expenses. Each floating rate loan uses LIBOR or ABR as its floating rate index. For each floating rate loan, the projected fixed-rate equivalent coupon rate used to forecast the interest cash flows was calculated by adding the interest rate spread specified in the relevant loan document to the fixed-rate equivalent LIBOR or ABR rate, duration-matched to the specific loan, adjusted by the LIBOR or ABR floor and/or cap in place on that loan.

Overview of Portfolio Companies

Set forth below is a brief description of the business of our portfolio companies as of December 31, 2014.

Portfolio Company	Brief Description of Portfolio Company

AAR Intermediate Holdings, LLC	AAR Intermediate Holdings, LLC (“AAR”) provides field support services to oil and gas independent producers, drilling companies and midstream companies in the Denver-Julesburg Basin, with headquarters in the heart of the Wattenberg play in Greeley, CO. AAR builds, repairs, modifies and maintains oil and gas production equipment, sites, well and pipelines.

Access Media 3, Inc.	AM3 Pinnacle Corporation (D/B/A “Access Media 3, Inc.”) headquartered in Oak Brook, IL, is a rapidly growing triple-play provider of digital satellite television, high speed internet and voice services to the residential multi-dwelling unit (“MDU”) market in the United States and is one of the largest private cable operators in the country. The Company provides services to residential MDUs in 20 different markets across the United States via single-play, double-play and triple-play service options.

ALG USA Holdings, Inc.	Apple Leisure Group USA Holdings, LLC (“ALG”) is a leading vertically-integrated travel company that provides all-inclusive vacation experiences to Mexico and the Caribbean. ALG is comprised of 3 businesses: (i) AMResorts, #1 AIC resort management company in the Mexico and Caribbean markets; (ii) Apple Vacations, the largest tour operator and packaged vacation provider to Mexico and the Caribbean; and (iii) Amstar, a destination management company that provides ground transportation and excursion services in Mexico, Jamaica and the Dominican Republic.

Allen Edmonds Corp.	Allen Edmonds Corporation founded in 1922 and headquartered in Port Washington, WI, manufactures men’s footwear, apparel and accessories that are distributed throughout the United States and internationally.

American Pacific Corp.	American Pacific Corporation (“AMPAC”) is a leading custom manufacturer of fine and specialty chemicals, serving the pharmaceutical and aerospace and defense industries. AMPAC, founded in 1955 and headquartered in Las Vegas, NV, operates in two primary business segments: (i) Fine Chemicals; and (ii) Specialty Chemicals. AMPAC’s customers consist of major government sub-contractors. AMPAC’s specialized technologies, customized products, highly trained and experienced workforce and ability to maintain compliance with rigorous regulatory requirements contribute to AMPAC’s strong retention rate, with an average tenure of 15 years for its top ten customers.

Anaren, Inc.

Founded in 1967 and headquartered in East Syracuse, NY, Anaren, Inc. is a leading provider of highly integrated microwave components, assemblies and subsystems for the aerospace, satellite, defense, wireless infrastructure, medical and industrial electronics end markets

Portfolio Company	Brief Description of Portfolio Company

worldwide. Anaren engages in the design, development and manufacture of highly integrated components, assemblies and subsystems. Anaren’s core competencies are in products that (i) receive, process and transmit microwave and radio frequency (“RF”) signals and (ii) manage the power levels of such RF signals. Anaren is divided into 2 reportable segments: Space & Defense Group and Wireless Group.

Ascensus, Inc.	Founded in 1980 and based in Dresher, PA, Ascensus, Inc. is the nation’s largest independent provider of outsourced retirement plan and administration services. Ascensus operates through two main divisions: the Plan Services Group (“PSG”) and the Retirement Products and Solutions Group (“RPS”). PSG provides outsourced recordkeeping, actuarial, compliance, and administrative services and defined benefit plans in the U.S. RPS is a leading provider of outsourced IRA and HSA administration and compliance services to financial institution partners.

Associated Asphalt Partners, LLC	Associated Asphalt Partners, LLC is one of the largest independent asphalt resellers in the United States. Associated Asphalt stores, blends, transports and sells a diverse mix of performance grade asphalt. Associated Asphalt’s facilities service the Mid-Atlantic and Southeastern states within the PADD I region of the U.S., which is the most densely populated PADD region and a net importer of asphalt.

Asurion Corp.	Asurion, LLC headquartered in Nashville, TN, is the world’s leading provider of technology protection services to the wireless, retail, and home service provider industries. Asurion serves over 100 million wireless subscribers and administers over 175 million extended service contracts in North America, Asia and Europe, making it the largest consumer technology protection company in the world.

Atrium Innovations, Inc.	Atrium Innovations Inc. founded in 1999 and headquartered in Quebec, Canada, is a globally recognized leader in the development, manufacturing, and commercialization of vitamins, minerals and supplements. Atrium sells these products under several major brands with leading market positions, primarily marketed to healthcare practitioners and health food stores in North America and Europe.

Bennu Oil & Gas, LLC	Bennu Oil & Gas, LLC is a privately-held exploration and production company engaged in the production, development, acquisition and exploitation of crude oil and natural gas assets in the Gulf of Mexico (“GoM”). Bennu Oil & Gas was formed in September 2013 to acquire key producing properties and certain exploratory blocks in the deep-water and shelf GoM from the ATP Oil & Gas Corporation estate.

Birch Communications, Inc.

Founded in 1996 and headquartered in Atlanta, Georgia, Birch Communications, Inc. is a provider of IP-based voice and data communications, cloud and managed services to 90,000 small and medium sized business as well as certain mid-market and enterprise

Portfolio Company	Brief Description of Portfolio Company

customers across all 50 states. Birch serves its customers through its 100% IP network located in 12 states. Birch also services its off-net customers through strategic agreements with incumbent local exchange carrier and competitive local exchange carrier.

Brundage-Bone Concrete Pumping, Inc.	Brundage-Bone was founded in 1983 in Denver, CO. Brundage-Bone grew organically and in 1995 became the largest concrete pumper in the U.S. Following a successful restructuring, Brundage-Bone now owns the largest fleet of concrete placement equipment in North America, which includes 419 pieces of equipment with an average age of nine years, and is 4x its closest competitor.

Charming Charlie, Inc.	Charming Charlie is a destination retailer of fashion jewelry and accessories targeting women between the ages of 22 to 54. Charming Charlie is known for its fun, friendly, and fabulous brand which permeates its in-store and online experience. Charming Charlie offers a broad and constantly changing assortment of on-trend fashion and accessories including jewelry, shoes, handbags, and apparel at value prices under the Charming Charlie label.

Collective Brands Finance, Inc.	Collective Brands, Inc. dba Payless Inc. is one of the world’s largest footwear specialty retailers and sells more shoes to women and children in the U.S. than any other retailer. Founded in 1956 and headquartered in Topeka, Kansas, Payless was founded on a strategy of selling low-cost, high-quality family footwear. In addition to footwear, Collective Brands also sells a broad array of accessories such as handbags, jewelry, bath-and-beauty products, and hosiery.

Contmid, Inc.	ContMid, Inc. is a leading manufacturer and distributor of highly engineered metal fasteners, cold formed parts, stampings and assemblies to the automotive and industrials markets.

ConvergeOne Holdings Corp.	ConvergeOne Holdings Corporation is a leading independent provider of innovative communications solutions and managed services to large and medium sized enterprises globally.

Cornerstone Chemical Company	Cornerstone Chemical Company is a market-leading, North American producer of critical intermediate and specialty chemicals including AN and melamine, which are marketed globally, and is a leading producer of sulfuric acid for the merchant market in the Gulf of Mexico region. Cornerstone is the sole producer of melamine in North America and one of only two AN merchant producers in North America. Cornerstone’s products are critical building block components of further value-added specialty chemicals utilized in a diverse range of end markets including residential and commercial construction, automotive, enhanced oil recovery and hydraulic fracturing, water treatment, consumer plastics and carbon fiber, among others.

CP Opco, LLC	CP Opco LLC (“Classic”) founded in 1978 and headquartered in Inglewood, CA, is the #1 event rental solutions provider in the United

Portfolio Company	Brief Description of Portfolio Company

States. Classic offers its customers a complete solution, pairing a broad portfolio of event rental products and temporary structures with value-added event services.

CRGT, Inc.	CRGT Inc. and its subsidiaries is a leading provider of custom software development, data analytics, and other high value technology services to federal government agencies. CRGT’s service offerings are organized into three business units: Agile Software Development , Data Analytics and Business Solutions, and Cybersecurity and Infrastructure Solutions. CRGT’s services and solutions are primarily provided to federal civilian agencies as well as the defense agencies, and the intelligence community.

Deltek, Inc.	Deltek Systems, Inc. is the leading provider of project focused enterprise software and information solutions. Deltek’s software is the most comprehensive solution in the SRP marketplace, providing end-to-end management of business development and project lifecycles. Deltek’s software solutions include functions for companies to track and win government contracts, manage resources internally, plan and budget projects and comply with strict regulatory reporting requirements. Deltek’s software falls into three segments: government contracting, information solutions and professional services.

Drew Marine Partners LP	Founded in 1928 and headquartered in Whippany, NJ, Drew Marine Global Holdings provides vessel performance products and fire, safety and rescue solutions products to maritime transportation vessels and offshore oil rigs, and serves over 5,000 customers in nearly every port worldwide through its direct delivery capability and extensive distributor network.

Dynamic Energy Services International, LLC	Dynamic Energy Services International LLC is a leading provider of full-service fabrication, construction and maintenance services to a broad range of worldwide markets including oil and gas, industrial and petrochemical markets.

EarthLink, Inc.	Earthlink, Inc. is an ISP provider servicing individual and business subscribers. EarthLink’s strategy is to offer bundled IT services to its large installed base of telecom customers. Those services include: cloud hosting, disaster recover, collocation, managed security, and secure email, all offered via EarthLink’s nationwide MPLS network.

Encompass Digital Media, Inc.	Encompass Digital Media, Inc’s. core business is to (i) capture content in any format from any source, (ii) manipulate, deliver and archive content so that it can be viewed anywhere, anytime, across current and future devices and platforms, and (iii) broadcast content into a continuous playout stream as a 24/7 linear television channel, or distribute it as video files for non-linear consumption, via satellite, fiber or IP. Encompass’ tier 1 clients include the world’s largest broadcasters, cable networks, corporations and the U.S. government.

F.H.G. Corp.	Capstone Nutrition is the fourth largest supplement contract manufacturer in the vitamins, minerals and supplements industry,

Portfolio Company	Brief Description of Portfolio Company

with more than 600k square feet of manufacturing space and capacity for continued growth. Capstone manufactures over 1,180 SKUs across a diversified set of VMS categories and sales channels.

Flexera Software, Inc.	Flexera Software LLC, headquartered in Itasca, IL, provides solutions that enable software publishers and software users to install, track, monitor and manage application usage to optimize utilization, ensure continuous compliance with contractual terms and conditions, and maximize return on the software investments. Flexera serves as the common interface between software licensors (independent software vendors and intelligent device manufactures) and licensees (enterprises and governments). Flexera’s comprehensive suite of AUM solutions can be found on more than 550M devices throughout the world.

Gastar Exploration USA, Inc.	Gastar Exploration, founded in 1987 and based in Houston, TX, is an independent oil and gas exploration and production company with operations in Appalachia and Texas. Gastar operates in the Marcellus Shale play in northern West Virginia and central Pennsylvania. Gastar also has assets in the Bossier play of the Hilltop area of east Texas.

Genex Services, Inc.	GENEX Services Inc. is the leading national provider of case management solutions to the workers’ compensation industry. GENEX has established the number one national position in case management, with ~13% market share of an approximately $2 billion market for case management services. GENEX offers return-to-work solutions to actively mitigate the steadily increasing cost of medical care associated with claims and helps in minimizing the lost productivity and other inefficiencies created by employees that miss work due to a workers’ compensation claim.

Green Field Energy Services, Inc.	Green Field Energy Services formed in 1969, is an independent oilfield services company that provides a wide range of services to oil and natural gas drilling and production companies. The Company’s Plan of Reorganization was confirmed in 2014.

GTCR Valor Companies, Inc.	GTCR Valor Companies is the largest global provider of integrated PR software suites and the second largest vendor of PR software services in the Americas; it is the top player in media analysis, media monitoring as well as contact management.

HBC Holdings, LLC

HBC Holdings, LLC founded in 1971 and based in Cranbury, NJ, is a leading omnichannel, value-added distributor of a broad assortment of hardware, plumbing and housewares products serving all retail formats; from local hardware stores and industrial suppliers to national retailers. Based in Moody, AL, Jones Stephens Corp. distributes specialty plumbing products to industrial suppliers and national retailers, primarily based in South, Northeast, and Midwest. Jones Stephens’ business model is to source, stock, and ship low velocity plumbing SKUs in less-than-truck loads or as individual items in 24 – 72 hours, allowing Holdings to earn a premium price/margin due to high service levels required. Holdings together with

Portfolio Company	Brief Description of Portfolio Company

Jones Stephens, is a leading national competitor in the value-added hardware distribution market.

Hill International, Inc.	Hill International, Inc headquartered in Marlton, NJ and established in 1976, is the largest independent and ninth largest overall construction management firm in the U.S. according to ENR, and the largest construction claims practice in the world as measured by number of professionals and revenue. Hill helps clients manage their construction projects and programs more effectively so that projects are finished on time, within budget and with minimal claims.

Holland Acquisition Corp.	Founded in 1985, Holland Acquisitions, Corp is a leading provider of land services to blue-chip clients throughout the United States. Holland is headquartered in Fort Worth, Texas, with satellite offices in Houston, Texas and Washington, Pennsylvania. Holland offers a full-suite of land services in all three stages of the energy production cycle: upstream, midstream and downstream. Holland assists energy companies with all aspects of acquiring, selling and developing land and mineral rights.

Ignite Restaurant Group, Inc.	Headquartered in Houston, TX, Ignite Restaurant Group (“IRG”) operates and franchises over 350 restaurants throughout the US and internationally. Ignite offers a variety of chef-inspired food and beverages in a distinctive, casual, high-energy atmosphere. IRG’s portfolio includes Joe’s Crab Shack, Brick House Tavern + Tap and Romano’s Macaroni Grill.

Integra Telecom, Inc.	Integra Telecom (“Integra”) is a regional fiber-based local exchange carrier that provides integrated communication services across 35 metropolitan areas in 11 states of the Western U.S. Integra owns (directly or under IRU) a fiber optic network with over 8,000 route miles of fiber, consisting of 3,000 route miles of metro fiber and 5,000 route miles of long haul fiber. Within its metro network, Integra has direct fiber connection to approximately 1,847 locations.

Interface Security Systems, Inc.	Interface Security Systems, Holdings, Inc. founded in 1995 and based in Missouri, is a national provider of physical security and secured managed network services to primarily large, commercial multi-site customers and provides the most comprehensive IP technology-enabled managed security solution in the market. Interface’s customer base includes large, multi-site commercial enterprises in the luxury retail, dining, quick-service restaurant and hospitality vertical sectors.

IronGate Energy Services, LLC	IronGate Energy Services, LLC is an independent provider of rental and tubular services to oil and gas drilling operators in the U.S. and Mexico. IronGate has field offices located in major oil and gas producing regions in Texas, Louisiana and Oklahoma. Rental services provide customers with equipment such as drill string components, surface pressure control equipment and specialty offshore equipment and tubing to both onshore and offshore customers. Tubular services provide installation of casing and tubing, replacing drill pipe and retrieving production tubing for both onshore and offshore customers.

Portfolio Company	Brief Description of Portfolio Company

Isola USA	Isola Group, founded in Germany in 1912, is a global material science company that designs, develops, and manufactures copper-clad laminate and prepreg used to fabricate advanced multilayer printed circuit boards. Isola sells its products globally to leading PCB fabricators, including Viasystems, Ruwel, Sanmina, TTM Technologies, and WUS Printed Circuit.

JAC Holdings Corp.	JAC Holdings Corporation is the leading North American designer and manufacturer of roof rack systems for light vehicles (including cross utility vehicles, SUVs, sports vehicles, pick-up trucks and minivans) for automotive OEMs. JAC generates sales from the sale of various types of roof racks, including raised side rails, low profile side rails, fixed cross bars and the only Swing-NPlace / stowable systems in the market. Additionally, JAC offers several complementary products including cargo systems, cross rails, ditch moldings, bumper pads.

Jordan Reses Supply Company	Jordan Reses Supply Company LLC (“JRS”), founded in 1985 and headquartered in Ann Arbor, MI, is the leading national distributor of respiratory equipment solely focused on serving the Veterans Affairs and federal government. JRS is a leading supplier of sleep disorder products. JRS focuses on CPAP and BiPAP devices as well as the associated masks for the treatment of Sleep Apnea.

Kik Custom Products, Inc.	KIK Custom Products is one of North America’s largest manufacturers of consumer packaged goods with a client list that includes 80% of North America’s major retailers and some of the world’s leading CPG companies. KIK’s custom division manufactures products on a contract basis for over 70 CPG companies including such category leaders as Johnson & Johnson, Unilever, Procter & Gamble, and Henkel. KIK’s classic division is a leading manufacturer of packaged private label bleach in North America, supplying bleach and other household cleaners to over 80% of North America’s leading retailers.

Linc Energy Finance (USA), Inc.	Linc Energy Finance (USA), Inc. (“Linc”) was founded in 2011 by its parent corporation Linc Energy Ltd. Linc was formed for the purpose of acquiring crude oil and gas producing properties in the United States. Linc is currently engaged in the production, development and exploitation of crude oil and gas in Texas, Louisiana, Wyoming and Alaska.

Liquidnet Holdings, Inc.	Liquidnet Holdings, Inc. operates a global institutional equities trading network that many of the world’s top asset managers trust to execute their block trades with maximum anonymity and minimal price impact. Launched in 2001, Liquidnet brings together institutional buyers and sellers of large blocks of equity securities, enabling them to trade with each other directly and anonymously on its electronic trading platform.

Livingston International, Inc.	Livingston International, Inc. is North America’s largest pure-play, non-asset-based customs broker. Over 35,000 clients trust Livingston

Portfolio Company	Brief Description of Portfolio Company

to deliver critical customs clearance and trade compliance capabilities. Livingston utilizes its proprietary transaction-processing platform to provide services at virtually every major point of entry into Canada and the U.S.

LTCG Holdings Corp.	Long Term Care Group, Inc. provides business process outsourcing and assessment services for the long-term care insurance industry. LTCG offers end-to-end LTCI BPO services including: (i) application processing, underwriting and policy issuance; (ii) policy administration; (iii) claims processing and care management; (iv) assessments; and (v) professional services. LTCG offers proprietary services to 45 major multi-line insurance companies. Unlike insurance companies, LTCG bears no financial risk for the policies it administers.

Miller Heiman, Inc.	Providence Corporate Development Holding Company is a leading corporate training company focused on sales, project management, leadership, and credit training industry. Providence provides clients with innovative proprietary content, technology, tools, processes, and strategies that enable companies to consistently and profitably grow sales. PCDHC has grown to become a major player in the corporate training industry through the combination of Miller Heiman Inc., Informa Performance Improvement and IPS Learning, LLC.

Nation Safe Drivers Holdings, Inc.	Nation Safe Drivers Holdings, Inc is a leading provider of towing and roadside assistance services as well as supplemental insurance related products.

New Media Holdings II, LLC	New Media Holdings is one of the largest publisher of locally-based print and online media in the United States as measured by number of daily publications. New Media Holdings has over 1,000 sales representatives in the markets that it serves and generates three types of revenue: (i) advertising, including traditional print and digital; (ii) circulation, including home delivery subscription, single copy sales and digital subscriptions; and (iii) other revenue, including commercial printing and digital marketing services.

Newpage Corp.	NewPage Corporation, headquartered in Miamisburg, Ohio, is the #1 coated paper producer in North America and #4 worldwide. Coated paper is primarily used in media and marketing applications including catalogs, magazines, and commercial printing applications, such as high-end advertising brochures, annual reports, and direct mail advertising. NewPage customers include leading publishers, commercial printers, specialty retail merchandisers, and paper merchants.

Northern Lights Midco, LLC

Founded in 2007 and headquartered in Seattle, WA, Northern Lights Capital Partners, LLC is a US-based private equity firm with investments in boutique asset managers. Northern Lights merged into a joint venture with The Treasury Group LTD (“TRG”), a publicly-traded Australia based firm. The combination formed a global,

Portfolio Company	Brief Description of Portfolio Company

integrated asset management platform with a history of strong organic and M&A growth that is positioned to be among the most attractive players in the multi-boutique asset manager industry. Simultaneously, Northern Lights acquired the remaining stakes of Aether, from which it will earn highly stable management fees on committed capital, and Seizert, from which Northern Lights will generate significant upside given Seizert’s growth trajectory.

Northstar Aerospace, Inc.	Northstar Aerospace, Inc is an independent manufacturer of flight-critical aerospace gears and power transmission systems for domestic and international military and commercial aircraft applications.

OH Acquisition, LLC	OptionsHouse LLC and tradeMONSTER Group, Inc. consolidated are online discount options and stock brokerages geared towards retail investors. The merger of OptionsHouse and TradeMonster consolidated two of the top-ranked options platforms to create the 5th largest retail options broker. The online trading platform routes customer orders to market makers and exchanges but does not hold customers’ trades on its balance sheet or face market risk.

Omnitracs, Inc.	Omnitracs, Inc. is one of the largest providers of satellite and terrestrial-based connectivity and location solutions to transportation and logistics companies. These fleet management systems enable customers to track their assets, communicate with their personnel, and collect/analyze data to optimize their businesses. Omnitracs’ core product offerings include in-cab and trailer hardware, recurring connectivity software & services, and SaaS-based applications.

Oxford Resource Partners, LP	Oxford Resource Partners, LP is a producer of high-value thermal coal and the largest producer of surface-mined coal in Ohio with its headquarters in Columbus, Ohio. Oxford operates principally in Ohio, Kentucky, West Virginia and Pennsylvania. Oxford sells its coal primarily to large electric utilities under long-term supply contracts.

Pegasus Solutions, Inc.	Pegasus Distribution, Inc. is a leading full service platform that assists lodging providers in the distribution of hotel information to end consumers through various distribution channels. Pegasus has long standing relationships with the top ten hotel chains and is connected to major global distribution systems as well as 1,000+ online travel agents and metasearch sites.

Reddy Ice Group, Inc.	Reddy Ice Corporation (“Reddy Ice”) is the largest producer and distributor of packaged ice in the U.S., with #1 or #2 market share in the majority of its footprint, which spans 34 states, including Washington DC. Reddy Ice is based in Dallas, Texas with approximately 1,500 year-round employees, they add up to 600-700 employees during peak seasonal months. Reddy Ice owns or operates 58 ice manufacturing facilities, 74 distribution centers, and approximately 3,500 Ice Factories (ISBs), with daily ice manufacturing capacity of approximately 17,000 tons.

Portfolio Company	Brief Description of Portfolio Company

Response Team Holdings, LLC	Response Team 1, LLC founded in 2010 and headquartered in Raleigh, NC, provides mitigation, restoration, and ancillary services to single and multi-family prospects, healthcare organizations, schools, municipalities, and commercial businesses.

School Specialty, Inc.	School Specialty, Inc. has sold products to over 70% of the 130,000 U.S. schools and to over 50% of U.S. teachers. School’s educational resources segment offers the broadest range and deepest assortment of general supplies, supplemental learning products, classroom equipment and furniture available from a single source supplier. School has a portfolio of over 30,000 proprietary and branded products supported by customized value-added service solutions. Eighty percent of School’s product sales and solutions are non-discretionary. School is the largest national distributor of K-12 educational products and solutions.

Securus Technologies, Inc.	Securus Technologies, Inc. headquartered in Dallas, Texas, is a leading independent provider of inmate telecommunications in North America, delivering turnkey solutions to over 850,000 inmates at ~2,200 correctional facilities across 45 U.S. states, District of Columbia and Canada. Inmate telecommunications services constitute a highly specialized niche market requiring sophisticated technological features unique to the correctional industry such as the ability to authenticate users, restrict access to certain phone numbers, monitor / analyze and record calls, and provide advanced billing and validation systems. Securus’ technological platform and customer oriented service model have helped Securus to secure ~2,000 multi-year, exclusive contracts. Through acquisitions made in 2013, Securus also provides public safety software to police departments, fire departments, and correctional institutions in 30 states, and electronic offender monitoring services to federal, state, and local governments.

Sizzling Platter, LLC	Sizzling Platter, LLC is a restaurant management company founded in 1963 that operates 215 restaurants including: 171 Little Caesars (“LC”) locations, 19 Sizzler locations, 18 Dunkin Donuts locations and 7 other limited service restaurants in the Western US as a franchisee. Sizzling Platter focuses on markets with attractive demographics which favor restaurants with average check sizes of ~$11 and households with total persons per household exceeding the national average of 2.6. These characteristics allow Sizzling Platter to outperform the restaurant industry as a whole with respect to same store sales during downturns.

Survey Sampling International, LLC

Survey Sampling International LLC (“SSI”) is a leading provider of global data collection services utilized by market research firms, consulting firms, corporate end-users, and public opinion firms to conduct survey research. SSI, founded in 1977 based in Shelton, Connecticut, founded the commercial sampling industry 37 years ago and has unrivaled experience and global expertise in survey sampling, data collection, and data analytics. SSI is the only company in the

Portfolio Company	Brief Description of Portfolio Company

industry to offer global, multi-mode access to respondents through online (web-based surveys), mobile (tablets and smart phones), and offline (telephone) means.

Tempel Steel Company	Tempel Steel Company is one of the world’s largest independent manufacturers of magnetic steel laminations used in the production of motors and transformers. Tempel has manufacturing operations in the U.S., Mexico, China and India, a distribution and steel services center in Canada and distribution centers in Pennsylvania and California.

TGI Friday’s, Inc.	Founded in 1965, TGI Friday’s Inc has a 50-year record of distinctive and iconic brand innovations, including the first “Happy Hour”, the introduction of Long Island ice tea, loaded potato skins and Jack Daniels-based food items.

Tourico Holidays, Inc.	Based in Orlando, Florida, Travel Holdings, Inc. (“THI”) is a technology-driven, global travel distributor providing business-to-business (“B2B”) and business-to-consumer (“B2C”) services with the following primary brands (i) Tourico Holidays which is a B2B wholesale distributor and (ii) Last Minute Travel which is a B2C offering of discounted travel products. Travel Holdings utilizes proprietary technology to supply travel inventory at competitive pricing and integrates with all segments of the online travel industry including retail, wholesale, group, travel agents, corporate and affiliates.

Travelclick, Inc.	TravelClick, Inc., headquartered in New York, NY, is a leading provider of cloud-based reservation systems, SaaS-based business intelligence and digital media solutions. TravelClick’s innovative solutions help its hotel customers increase revenue, reduce costs and improve performance. TravelClick’s Reservation Solutions enable its hotelier customers to book client reservations on hotel website and OTAs, via mobile device, by telephone or through a travel agent. TravelClick’s Business Intelligence Solutions provide powerful analytical tools to help hoteliers optimize pricing, manage demand and drive performance. TravelClick’s Digital Media Solutions provide hoteliers with multichannel marketing tools to cost-effectively target and acquire customers and service existing customers.

True Religion Apparel, Inc.	True Religion Apparel, Inc. is a global, design-based jeans and sportswear brand, based in Vernon, California. True Religion designs, manufactures, and markets True Religion Apparel products, which includes its premium True Religion Brand Jeans. True Religion’s product line is sold in branded retail and outlet stores, as well as department stores and boutiques in the US and abroad.

U.S. Well Services, LLC	US Well Services (“USWS”) is a Houston, Texas based oilfield service provider contracted to engage in pressure pumping and related services, including high-pressure hydraulic fracturing in unconventional oil and natural gas basins.

Portfolio Company	Brief Description of Portfolio Company

Valence Surface Technologies, Inc.	Valence is the largest independently owned aerospace and defense metal processing company with a focus on highly-complex flight critical parts servicing the commercial aerospace, defense, satellite and UAV markets. The platform consists of seven businesses across five key geographical regions including Southern California, Oklahoma/Texas, Kansas, Southeast and Northwest. Valence operates in the larger aerospace and defense industry with a niche focus of metal processing services to commercial aerospace, defense, satellite and UAV platforms.

Velocity Pooling Vehicle, LLC	Motorsport Aftermarket Group (“MAG”) and Tucker Rocky compete in the parts and accessories sub segment of the larger U.S. motorcycle market. MAG is a leading manufacturer and is comprised of a group of highly recognizable brands serving nearly all product categories in the powersports aftermarket industry, including both on-road and off-road segments. Tucker Rocky is a leading distributor of proprietary and sourced brands to a variety of dealers and retailers.

Vestcom International, Inc.	Vestcom is the leading provider of outsourced shelf-edge information and media solutions to national grocery chains, convenience stores, and other big-box physical retailers. They are the only shelf-edge solution provider with a national footprint capable of serving large national accounts. Vestcom offers a broad suite of mutually exclusive solutions which can be grouped into three categories: (i) shelf labels to communicate price and product information; (ii) shelf-edge and instore ads to engage clients; and (iii) planogram related solutions to manage merchandising activities in the store.

YP LLC	YP Holdings LLC (“YP”) is the largest provider of local business print, online and mobile directory services in the world. Since being acquired by Cerberus Capital Management in May 2012, YP has been aggressive in establishing a variable cost structure, reducing headcount through automation, consolidating its real estate footprint and implementing vendor payment programs to decrease investment in working capital. YP offers a significant value proposition to its customers, specifically in rural communities throughout the United States, by providing bundled packages of print publications and services in addition to its suite of digital products and services.

Z Gallerie, LLC	Z Gallerie, LLC is a lifestyle retailer offering a variety of home goods including furniture, artwork, lighting, tabletop items, textiles and decorative accessories. Z Gallerie targets affluent females between the ages of 25 and 50 with household income of $70K+ who are seeking a more affordable alternative to premier home goods retailers such as Restoration Hardware, Pottery Barn and Crate & Barrel.

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

Reimbursements

Under the terms of the investment advisory agreement, SIC Advisors bears all organizational and offering expenses on our behalf. Upon such time that we have raised $300 million in gross proceeds in connection with the sale of shares of our common stock, SIC Advisors shall no longer be obligated to bear, pay or otherwise be responsible for any ongoing organization and offering expenses on our behalf, and we will be responsible for paying or otherwise incurring all such organization and offering expenses. As of June 2, 2014 we are responsible for all ongoing organizational and offering expenses. Pursuant to the terms of the Investment Advisory Agreement, we have agreed to reimburse SIC Advisors for any such organizational and offering expenses incurred by SIC Advisors not to exceed 1.25% of the gross subscriptions raised by us over the course of the offering period, which was initially scheduled to terminate two years from the initial offering date, unless extended. At a meeting held on March 12, 2014, our board of directors approved an extension of our offering for an additional year. At a meeting held on March 4, 2015, our board of directors approved another extension of our offering for an additional year. Notwithstanding the foregoing, in the event that organizational and offering expenses, together with sales commissions, the dealer manager fee and any discounts paid to members of the Financial Industry Regulatory Authority, exceed 15% of the gross proceeds from the sale of shares of our common stock pursuant to our registration statement or otherwise at the time of the completion of our offering, then SIC Advisors shall be required to pay or, if already paid by us, reimburse us for amounts exceeding such 15% limit.

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

Term; Effective Date

The Investment Advisory Agreement was initially approved by our board of directors on April 5, 2012 and, pursuant to the 1940 Act, remained in effect for a period of two years. On March 12, 2014, the Company’s board of directors approved the renewal of the Administration Agreement for an additional one-year term at an in person meeting. Unless earlier terminated as described below, the Investment Advisory Agreement will remain in effect from year-to-year thereafter if approved annually at on in person meeting of our board of directors by a majority of our directors who are not interested persons, or by the holders of a majority of our outstanding voting securities.

Our board of directors held an in-person meeting on March 4, 2015, in order to consider and approve the annual continuance of the Investment Advisory Agreement. In its consideration of the Investment Advisory Agreement, the board of directors focused on information it had received relating to, among other things: (a) the nature, quality and extent of the advisory and other services to be provided to us by our investment adviser, SIC Advisors; (b) comparative data with respect to advisory fees or similar expenses paid by other business development companies with similar investment objectives; (c) our projected operating expenses and expense ratio compared to business development companies with similar investment objectives; (d) any existing and potential sources of indirect income to SIC Advisors from its relationships with us and the profitability of those relationships; (e) information about the services to be performed and the personnel performing such services under the investment management agreement; (f) the organizational capability and financial condition of SIC Advisors and its affiliates; and (g) various other factors.

Based on the information reviewed and the discussions, the board of directors, including a majority of the non-interested directors, concluded that the investment management fee rates and terms are reasonable in relation to the services to be provided and approved the Investment Advisory Agreement for a period of one additional year, which will expire on April 5, 2016.

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

Generally, BDCs are prohibited under the 1940 Act from knowingly participating in certain transactions with its affiliates without the prior approval of its board of directors who are not interested persons and, in some cases, prior approval by the SEC. The SEC has interpreted the prohibition on transactions with affiliates to prohibit “joint transactions” among entities that share a common investment adviser. The staff of the SEC has granted no-action relief permitting purchases of a single class of privately placed securities, provided that the adviser negotiates no term other than price and certain other conditions are met. However, on November 25, 2013, we received an exemptive order (the “Exemptive Order”) from the SEC that permits us to participate in negotiated co-investment transactions with certain affiliates, including Medley Capital Corporation, a publicly traded business development company, each of whose investment adviser is Medley LLC or an investment adviser controlled by Medley LLC, in a manner consistent with our investment objective, strategies and restrictions, as well as regulatory requirements and other pertinent factors. Co-investment under the Exemptive Order is subject to certain conditions therein, including the condition that, in the case of each co-investment transaction, our board of directors determines that it would be advantageous for us to co-invest in a manner described in the Exemptive Order.

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

Under the terms of the Exemptive Order permitting us to co-invest with other funds managed by SIC Advisors or its affiliates, a “required majority” (as defined in Section 57(o) of the 1940 Act) of our independent directors must make certain conclusions in connection with a co-investment transaction, including that (1) the terms of the proposed transaction are reasonable and fair to us and our stockholders and do not involve overreaching of us or our stockholders on the part of any person concerned and (2) the transaction is consistent with the interests of our stockholders and is consistent with our investment strategies and policies.

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

Item 1A.

RISK FACTORS

Investing in our common stock involves a number of significant risks. In addition to the other information contained in this prospectus, you should consider carefully the following information before making an investment in our common stock. The risks below are not the only risks we face. Additional risks and uncertainties not presently known to us or not presently deemed material by us may also impair our operations and performance. If any of the following events occur, our business, financial condition and results of operations could be materially and adversely affected. In such case, the net asset value of our common stock could decline, and you may lose all or part of your investment.

Risks Relating to Our Business and Structure

Capital markets are currently in a period of disruption and instability. These market conditions have materially and adversely affected debt and equity capital markets in the United States and abroad, which could have a negative impact on our business and operations.

In 2007, the global capital markets entered into a period of disruption as evidenced by a lack of liquidity in the debt capital markets, significant write-offs in the financial services sector, the re-pricing of credit risk in the broadly syndicated credit market and the failure of certain major financial institutions. Despite actions of the U.S. federal government and foreign governments, these events have contributed to worsening general economic conditions that are materially and adversely impacting the broader financial and credit markets and reducing the availability of debt and equity capital for the market as a whole and financial services firms in particular. While recent indicators suggest modest improvement in the capital markets, these conditions could continue for a prolonged period of time or worsen in the future. While these conditions persist, we and other companies in the financial services sector may be required to, or may choose to, seek access to alternative markets for debt and equity capital. Equity capital may be difficult to raise because, subject to some limited exceptions, we will not generally be able to issue and sell our common stock at a price below NAV per share. In addition, the debt capital that will be available, if at all, may be at a higher cost, and on less favorable terms and conditions in the future. Conversely, the portfolio companies in which we will invest may not be able to service or refinance their debt, which could materially and adversely affect our financial condition as we would experience reduced income or even experience losses. The inability to raise capital and the risk of portfolio company defaults may have a negative effect on our business, financial condition and results of operations.

Difficult market and political conditions may adversely affect our business in many ways, including by reducing the value or hampering the performance of the investments made by our funds, each of which could materially and adversely affect our business, results of operations and financial condition.

Our business is materially affected by conditions in the global financial markets and economic and political conditions throughout the world, such as interest rates, availability and cost of credit, inflation rates, economic uncertainty, changes in laws (including laws relating to our taxation, taxation of our investors, the possibility of changes to tax laws in either the United States or any non-U.S. jurisdiction and regulations on asset managers), trade barriers, commodity prices, currency exchange rates and controls and national and international political circumstances (including wars, terrorist acts and security operations). These factors are outside of our control and may affect the level and volatility of asset prices and the liquidity and value of investments, and we may not be able to or may choose not to manage our exposure to these conditions. Ongoing developments in the U.S. and global financial markets following the unprecedented turmoil in the global capital markets and the financial services industry in late 2008 and early 2009 continue to illustrate that the current environment is still one of uncertainty and instability for investment management businesses. These and other conditions in the global financial markets and the global economy may result in adverse consequences for our funds and their respective investee companies, which could restrict such funds’ investment activities and impede such funds’ ability to effectively achieve their investment objectives. In addition, because the fees we earn under our investment management agreements are based in part on the market value of our assets under management and in part on investment performance, if any of these factors cause a decline in our assets under management or result in non-performance of loans by investee companies, it would result in lower fees earned, which could in turn materially and adversely affect our business and results of operations.

The downgrade of the U.S. credit rating and the economic crisis in Europe could negatively impact our liquidity, financial condition and earnings.

Although U.S. lawmakers passed legislation in February of 2014 to raise the federal debt ceiling through March of 2015, and Standard & Poor’s Ratings Services affirmed its ‘AA+’ long-term sovereign credit rating on the United States and revised the outlook on the long-term rating from negative to stable in June of 2013, U.S. debt ceiling and budget deficit concerns together with signs of deteriorating sovereign debt conditions in Europe continue to present the possibility of a credit-rating downgrade, economic slowdowns, or a recession for the United States. The impact or any further downgrades to the U.S. government’s sovereign credit rating or its perceived creditworthiness could adversely affect the U.S. and global financial markets and economic conditions. These developments, along with any further European sovereign debt issues, could cause interest rates and borrowing costs to rise, which may negatively impact our ability to access the debt markets on favorable terms. Continued adverse political and economic conditions could have a material adverse effect on our business, financial condition and results of operations.

A failure or the perceived risk of a failure to raise the statutory debt limit of the United States could have a material adverse effect on our business, financial condition and results of operations.

In February of 2014, U.S. lawmakers passed legislation to raise the federal debt ceiling through March of 2015. However, if legislation increasing the debt ceiling is not enacted beyond March of 2015 and the debt ceiling is reached, the federal government may stop or delay making payments on its obligations. A failure by Congress to raise the debt limit to the extent necessary would increase the risk of default by the United States on its obligations, as well as the risk of other economic dislocations. If the U.S. Government fails to complete its budget process or to provide for a continuing resolution before the expiration of the current continuing resolution (currently March 2015), another federal government shutdown may result. Such a failure or the perceived risk of such a failure, consequently, could have a material adverse effect on the financial markets and economic conditions in the United States and throughout the world. It could also limit our ability and the ability of our portfolio companies to obtain financing, and it could have a material adverse effect on the valuation of our portfolio companies. Consequently, the continued uncertainty in the general economic environment and potential debt ceiling implications, as well in specific economies of several individual geographic markets in which our portfolio companies operate, could adversely affect our business, financial condition and results of operations.

We may suffer credit losses.

Private debt in the form of secured loans to corporate and asset-based borrowers is highly speculative and involves a high degree of risk of credit loss, and therefore an investment in our securities may not be suitable for someone with a low tolerance for risk. These risks are likely to increase during an economic recession, such as the economic recession or downturn that the United States and many other countries have recently experienced or are experiencing.

It is unclear how increased regulatory oversight and changes in the method for determining LIBOR may affect the value of the financial obligations to be held or issued by us that are linked to LIBOR, or how such changes could affect our results of operations or financial condition.

As a result of concerns about the accuracy of the calculation of LIBOR, a number of British Bankers’ Association, or BBA, member banks entered into settlements with certain regulators and law enforcement agencies with respect to the alleged manipulation of LIBOR, and there are ongoing investigations by regulators and governmental authorities in various jurisdictions. Following a review of LIBOR conducted at the request of the U.K. government, on September 28, 2012, recommendations for reforming the setting and governing of

LIBOR were released, which are referred to as the Wheatley Review. The Wheatley Review made a number of recommendations for changes with respect to LIBOR, including the introduction of S-5 statutory regulation of LIBOR, the transfer of responsibility for LIBOR from the BBA to an independent administrator, changes to the method of the compilation of lending rates and new regulatory oversight and enforcement mechanisms for ratesetting and a reduction in the number of currencies and tenors for which LIBOR is published. Based on the Wheatley Review and on a subsequent public and governmental consultation process, on March 25, 2013, the U.K. Financial Services Authority published final rules for the U.K. Financial Conduct Authority’s regulation and supervision of LIBOR, which are referred to as the FCA Rules. In particular, the FCA Rules include requirements that (1) an independent LIBOR administrator monitor and survey LIBOR submissions to identify breaches of practice standards and/or potentially manipulative behavior, and (2) firms submitting data to LIBOR establish and maintain a clear conflicts of interest policy and appropriate systems and controls. The FCA Rules took effect on April 2, 2013, and in early 2014 the NYSE Euronext replaced the BBA as LIBOR’s administrator. It is uncertain what additional regulatory changes or what changes, if any, in the method of determining LIBOR may be required or made by the U.K. government or other governmental or regulatory authorities. Accordingly, uncertainty as to the nature of such changes may adversely affect the market for or value of any LIBOR-linked securities, loans, derivatives and other financial obligations or extensions of credit held by or due to us or on our overall financial condition or results of operations. In addition, any further changes or reforms to the determination or supervision of LIBOR may result in a sudden or prolonged increase or decrease in reported LIBOR, which could have an adverse impact on the market for or value of any LIBOR-linked securities, loans, derivatives and other financial obligations or extensions of credit held by or due to us or on our overall financial condition or results of operations.

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

We depend upon senior management personnel of SIC Advisors for our future success, and if SIC Advisors is unable to retain qualified personnel or if SIC Advisors loses any member of its senior management team, our ability to achieve our investment objective could be significantly harmed.

We depend on our investment management team, or the Investment Team, which is provided by SIC Advisors, for the identification, final selection, structuring, closing and monitoring of our investments. Our Investment Team is integral to our asset management activities and has critical industry experience and relationships that we will rely on to implement our business plan. Our future success depends on our Investment Team’s continued service to SIC Advisors. The departure of any of the members of SIC Advisors’ Investment Team could have a material adverse effect on our ability to achieve our investment objective. As a result, we may not be able to operate our business as we expect, and our ability to compete could be harmed, which could cause our operating results to suffer. In addition, we can offer no assurance that SIC Advisors will remain our investment adviser or our administrator.

Our investment adviser may not be able to achieve the same or similar returns as those achieved by our senior management and Investment Team while they were employed at prior positions.

The track record and achievements of the senior management and Investment Team of SIC Advisors are not necessarily indicative of future results that will be achieved by our investment adviser. As a result, our investment adviser may not be able to achieve the same or similar returns as those achieved by our senior management and Investment Team while they were employed at prior positions.

Because we expect to distribute substantially all of our net investment income and net realized capital gains to our stockholders, we will need additional capital to finance our growth and such capital may not be available on favorable terms or at all.

We have elected and qualified to be taxed for federal income tax purposes as a RIC under Subchapter M of the Code. As a RIC, we must meet certain requirements, including source-of-income, asset diversification and distribution requirements in order to not have to pay corporate-level taxes on income we distribute to our stockholders as dividends, which allows us to substantially reduce or eliminate our corporate-level tax liability. As a BDC, we are generally required to meet a coverage ratio of total assets to total senior securities, which includes all of our borrowings and any preferred stock we may issue in the future, of at least 200% at the time we issue any debt or preferred stock. This requirement limits the amount of our leverage. Because we will continue to need capital to grow our investment portfolio, this limitation may prevent us from incurring debt or issuing preferred stock and require us to raise additional equity at a time when it may be disadvantageous to do so. We cannot assure you that debt and equity financing will be available to us on favorable terms, or at all, and debt financings may be restricted by the terms of any of our outstanding borrowings. In addition, as a BDC, we are generally not permitted to issue common stock priced below NAV without stockholder approval. If additional funds are not available to us, we could be forced to curtail or cease new lending and investment activities, and our NAV could decline.

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

Our share repurchase program includes numerous restrictions that limit your ability to sell your shares. Unless our board of directors determines otherwise, we limit the number of shares to be repurchased during any calendar year to the number of shares we can repurchase with the proceeds we receive from the issuance of shares of our common stock under our distribution reinvestment plan. At the discretion of our board of directors, we may also use cash on hand, cash available from borrowings and cash from the sale of our investments as of the end of the applicable quarter to repurchase shares. We limit repurchases in each quarter to 2.5% of the weighted average number of shares of our common stock outstanding in the prior four calendar quarters. To the extent that the number of shares put to us for repurchase exceeds the number of shares that we are able to purchase, we will repurchase shares on a pro rata basis, not on a first-come, first-served basis. Further, we will have no obligation to repurchase shares if the repurchase would violate the restrictions on distributions under federal law or Maryland law, which prohibits distributions that would cause a corporation to fail to meet statutory tests of solvency. These limits may prevent us from accommodating all repurchase requests made in any year. In addition, our board of directors may suspend or terminate the share repurchase program. We will notify you of such developments: (i) in our periodic or current reports or (ii) by means of a separate mailing to you. In addition, we will have discretion to suspend or terminate the program, and to cease repurchases. Further, the program may have many limitations and should not be relied upon as a method to sell shares promptly and at a desired price.

Because our business model depends to a significant extent upon relationships with corporations, financial institutions and investment firms, the inability of the Advisor to maintain or develop these relationships, or the failure of these relationships to generate investment opportunities, could adversely affect our business.

SIC Advisors depends on its relationships with corporations, financial institutions and investment firms, and we rely indirectly to a significant extent upon these relationships to provide us with potential investment opportunities. If SIC Advisors fails to maintain its existing relationships or develop new relationships or sources of investment opportunities, we may not be able to grow our investment portfolio. In addition, individuals with whom SIC Advisors have relationships are not obligated to provide us with investment opportunities, and, therefore, there is no assurance that such relationships will generate investment opportunities for us.

A significant portion of our investment portfolio is recorded at fair value as determined in good faith by our board of directors and, as a result, there will be uncertainty as to the value of our portfolio investments.

The debt and equity securities in which we invest for which market quotations are not readily available will be valued at fair value as determined in good faith by or under the direction of our board of directors. Most, if not all, of our investments (other than cash and cash equivalents) will be classified as Level 3 under Accounting Standards Codification Topic 820 — Fair Value Measurements and Disclosures. This means that our portfolio valuations will be based on unobservable inputs and our own assumptions about how market participants would price the asset or liability in question. We expect that inputs into the determination of fair value of our portfolio investments will require significant management judgment or estimation. Even if observable market data are available, such information may be the result of consensus pricing information or broker quotes, which include a disclaimer that the broker would not be held to such a price in an actual transaction. The non-binding nature of consensus pricing and/or quotes accompanied by disclaimers materially reduces the reliability of such information. We have retained the services of an independent service provider to review the valuation of these loans and securities. The types of factors that the board of directors may take into account in determining the fair value of our investments generally include, as appropriate, comparison to publicly traded securities including such factors as yield, maturity and measures of credit quality, the enterprise value of a portfolio company, the nature and realizable value of any collateral, the portfolio company’s ability to make payments and its earnings and discounted cash flow, the markets in which the portfolio company does business and other relevant factors. Because such valuations, and particularly valuations of private securities and private companies, are inherently uncertain, may fluctuate over short periods of time and may be based on estimates, our determinations of fair value may differ materially from the values that would have been used if a ready market for these loans and securities existed. Our net asset value could be adversely affected if our determinations regarding the fair value of our investments were materially higher than the values that we ultimately realize upon the disposal of such loans and securities.

Our board of directors may change our operating policies and strategies without prior notice or stockholder approval, the effects of which may be adverse to our stockholders.

Our board of directors has the authority to modify or waive our current operating policies, investment criteria and strategies without prior notice and without stockholder approval. We cannot predict the effect any changes to our current operating policies, investment criteria and strategies would have on our business, net asset value, operating results and the value of our common stock. However, the effects might be adverse, which could negatively impact our ability to pay you distributions and cause you to lose all or part of your investment. Moreover, we have significant flexibility in investing the net proceeds of this offering and may use the net proceeds from this offering in ways with which investors may not agree.

If SIC Advisors is unable to manage our investments effectively, we may be unable to achieve our investment objective.

Our ability to achieve our investment objective will depend on our ability to manage our business, which will depend, in turn, on the ability of SIC Advisors to identify, invest in and monitor companies that meet our investment criteria. Accomplishing this result largely will be a function of SIC Advisors’ investment process and, in conjunction with its role as our administrator, its ability to provide competent, attentive and efficient services to us.

SIC Advisors’ senior management team is comprised of members of the senior management team for Medley LLC, and they manage other investment funds. They may also be required to provide managerial assistance to our portfolio companies. These demands on their time may distract them or slow our rate of investment. Any failure to manage our business effectively could have a material adverse effect on our business, financial condition and results of operations.

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

As a BDC, we are required to carry our investments at market value or, if no market value is ascertainable, at the fair value as determined in good faith by our board of directors. Decreases in the market values or fair values of our investments are recorded as unrealized depreciation. Any unrealized losses in our portfolio could be an indication of a portfolio company’s inability to meet its repayment obligations to us with respect to the affected investments. This could result in realized losses in the future and ultimately in reductions of our income available for distribution in future periods. In addition, decreases in the market value or fair value of our investments will reduce our net asset value. See “Determination of Net Asset Value.”

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

We are classified as a non-diversified investment company within the meaning of the 1940 Act, which means that we are not limited by the 1940 Act with respect to the proportion of our assets that we may invest in securities of a single issuer. We are also not adopting any policy restricting the percentage of our assets that may be invested in a single portfolio company. To the extent that we assume large positions in the securities of a small number of issuers, or within a particular industry, our net asset value may fluctuate to a greater extent than that of a diversified investment company as a result of changes in the financial condition or the market’s assessment of the issuer. We may also be more susceptible to any single economic or regulatory occurrence than a diversified investment company. Beyond our income tax diversification requirements applicable to RICs under Subchapter M of the Code, we do not have fixed guidelines for diversification, and our investments could be concentrated in relatively few portfolio companies. See “Tax Matters.”

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

Our incentive fee structure may create incentives for SIC Advisors that are not fully aligned with the interests of our stockholders.

In the course of our investing activities, we will pay management and incentive fees to SIC Advisors. These fees are based on our gross assets. As a result, investors in our common stock will invest on a “gross” basis and receive distributions on a “net” basis after expenses, resulting in a lower rate of return than one might achieve through direct investments. Because these fees are based on our gross assets, SIC Advisors will benefit when we incur debt or use leverage. Additionally, under the incentive fee structure, SIC Advisors may benefit when capital gains are recognized and, because SIC Advisors determines when a holding is sold, SIC Advisors controls the timing of the recognition of such capital gains. Our board of directors is charged with protecting our interests by monitoring how SIC Advisors addresses these and other conflicts of interests associated with its management services and compensation. While they are not expected to review or approve borrowings or incurrence of leverage in the ordinary course, our independent directors approve our credit facilities, including the maximum amount of leverage we may employ, and will periodically review SIC Advisors’ services and fees as well as its portfolio management decisions and portfolio performance through their quarterly review of our portfolio and annual review of our investment advisory and administration agreements. In connection with these reviews, our independent directors will consider whether our fees and expenses (including those related to leverage) remain appropriate. As a result of this arrangement, SIC Advisors or its affiliates may from time to time have interests that differ from those of our stockholders, giving rise to a conflict.

The part of the incentive fee payable to SIC Advisors that relates to our net investment income will be computed and paid on income that may include interest income that has been accrued but not yet received in cash. This fee structure may be considered to involve a conflict of interest for SIC Advisors to the extent that it may encourage SIC Advisors to favor debt financings that provide for deferred interest, rather than current cash payments of interest. SIC Advisors may have an incentive to invest in deferred interest securities in circumstances where it would not have done so but for the opportunity to continue to earn the incentive fee even when the issuers of the deferred interest securities would not be able to make actual cash payments to us on such securities. This risk could be increased because SIC Advisors is not obligated to reimburse us for any incentive fees received even if we subsequently incur losses or never receive in cash the deferred income that was previously accrued.

SIC Advisors and its affiliates, including our officers and some of our directors, face conflicts of interest caused by compensation arrangements with us, which could result in actions that are not in the best interests of our stockholders.

SIC Advisors and its affiliates receive substantial fees from us in return for their services, and these fees could influence the advice provided to us. Among other matters, because the base management fee that we pay to SIC Advisors is based on our gross assets, SIC Advisors may benefit if we incur indebtedness.

There are significant potential conflicts of interest that could affect our investment returns.

There may be times when SIC Advisors, its senior management and Investment Team, and members of its Investment Committee have interests that differ from those of our stockholders, giving rise to a conflict of interest. In particular, certain private investment funds managed by the senior members of SIC Advisors hold controlling or minority equity interests, or have the right to acquire such equity interests, in some of our portfolio companies. As a result, the senior members of SIC Advisors may face conflicts of interests in connection with making business decisions for these portfolio companies to the extent that such decisions affect the debt and equity holders in these portfolio companies differently. In addition, the senior members of SIC Advisors may face conflicts of interests in connection with making investment or other decisions, including granting loan waivers or concessions on our behalf with respect to these portfolio companies given that they also manage private investment funds that hold the equity interests in these portfolio companies.

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

SIC Advisors may, from time to time, possess material non-public information, limiting our investment discretion.

SIC Advisors and members of its senior management and Investment Teams and Investment Committee may serve as directors of, or in a similar capacity with, companies in which we invest, the securities of which are purchased or sold on our behalf. In the event that material nonpublic information is obtained with respect to such companies, we could be prohibited for a period of time from purchasing or selling the securities of such companies by law or otherwise, and this prohibition may have an adverse effect on us.

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

Our ability to enter into transactions with our affiliates will be restricted, which may limit the scope of investments available to us.

We are prohibited under the 1940 Act from participating in certain transactions with certain of our affiliates without the prior approval of a majority of the independent directors and, in some cases, the SEC. Any person that owns, directly or indirectly, 5% or more of our outstanding voting securities will be our affiliate for purposes of the 1940 Act, and we will generally be prohibited from buying or selling any securities from or to such affiliate, absent the prior approval of our board of directors. The 1940 Act also prohibits certain “joint” transactions with certain of our affiliates, which in certain circumstances could include investments in the same portfolio company (whether at the same or different times to the extent the transaction involves jointness), without prior approval of our board of directors and, in some cases, the SEC. If a person acquires more than 25% of our voting securities, we will be prohibited from buying or selling any security from or to such person or certain of that person’s affiliates, or entering into prohibited joint transactions with such persons, absent the prior approval of the SEC. Similar restrictions limit our ability to transact business with our Advisor as well as our officers or directors or their affiliates. The SEC has interpreted the BDC regulations governing transactions with affiliates to prohibit certain “joint transactions” involving entities that share a common investment advisor. As a result of these restrictions, we may be prohibited from buying or selling any security (other than any security of which we are the issuer) from or to any portfolio company that is controlled by a fund managed by our Advisor or its respective affiliates without the prior approval of the SEC, which may limit the scope of investment opportunities that would otherwise be available to us.

We may, however, invest alongside other clients of our Advisor and its affiliates, including other entities they manage in certain circumstances where doing so is consistent with applicable law, the Exemptive Order and SEC staff interpretations and guidance. For example, we may co-invest with such accounts consistent with guidance promulgated by the SEC staff permitting us and such other accounts to purchase interests in a single class of privately placed securities so long as certain conditions are met, including that our investment adviser, acting on our behalf and on behalf of other clients, negotiates no term other than price. We may also co-invest with our investment adviser’s other clients as otherwise permissible under regulatory guidance, applicable regulations and our Advisor’s allocation policy. Under this allocation policy, a fixed percentage of each opportunity, which may vary based on asset class and from time to time, will be offered to us and similar eligible accounts, as periodically determined by our Advisor and approved by our board of directors, including our independent directors. The allocation policy further provides that allocations among us and these other accounts will generally be made pro rata based on each account’s capital available for investment, as determined, in our case, by our Advisor. It is our policy to base our determinations as to the amount of capital available for investment based on such factors as the amount of cash on-hand, existing commitments and reserves, if any, the targeted leverage level, the targeted asset mix and diversification requirements and other investment policies and restrictions set by our board of directors or imposed by applicable laws, rules, regulations or interpretations. We expect that these determinations will be made similarly for other accounts. However, we can offer no assurance that investment opportunities will be allocated to us fairly or equitably in the short-term or over time.

In situations where co-investment with other clients of our Advisor or its affiliates is not permitted under the 1940 Act and related rules, existing or future staff guidance, or the terms and conditions of the Exemptive Order, our Advisor will need to decide which client or clients will proceed with the investment. Generally, we will not have an entitlement to make a co-investment in these circumstances and, to the extent that another client elects to proceed with the investment, we will not be permitted to participate. Moreover, except in certain circumstances, we will be unable to invest in any issuer in which a client of our Advisor or its affiliate holds a controlling interest. These restrictions may limit the scope of investment opportunities that would otherwise be available to us.

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

There may be conflicts related to obligations SIC Advisors’ senior management and Investment Team and members of its Investment Committee have to other clients.

The members of the senior management and Investment Teams and the Investment Committee of SIC Advisors serve or may serve as officers, directors or principals of entities that operate in the same or a related line of business as we do, or of investment funds managed by SIC Advisors or its affiliates. In serving in these multiple capacities, they may have obligations to other clients or investors in those entities, the fulfillment of which may not be in our best interests or in the best interest of our stockholders. For example, the personnel that comprises SIC Advisors’ Investment Team, have management responsibilities for other investment funds, accounts or other investment vehicles managed by affiliates of SIC Advisors.

Our investment objective may overlap with the investment objectives of such investment funds, accounts or other investment vehicles. For example, affiliates of SIC Advisors currently manage private funds and managed accounts that are seeking new capital commitments and will pursue an investment strategy similar to our strategy, and we may compete with these and other entities managed by affiliates of SIC Advisors for capital and investment opportunities. As a result, those individuals may face conflicts in the allocation of investment opportunities among us and other investment funds or accounts advised by principals of, or affiliated with, SIC Advisors.

We have received an order from the SEC which permits us to co-invest with certain other investment funds managed by SIC Advisors or its affiliates, subject to the conditions included therein. In situations where we cannot co-invest with other investment funds managed by SIC Advisors or its affiliates, the investment policies and procedures of SIC Advisors generally require that such opportunities be offered to us and such other investment funds on an alternating basis. However, there can be no assurance that we will be able to participate in all investment opportunities that are suitable to us.

Our ability to sell or otherwise exit investments in which affiliates of SIC Advisors also have an investment may be restricted.

We may be considered affiliates with respect to certain of our portfolio companies, as discussed under “Investments and Portfolio Companies.” Certain private funds advised by the senior members of SIC Advisors also hold interests in these portfolio companies and as such these interests may be considered a joint enterprise under applicable regulations. To the extent that our interests in these portfolio companies may need to be restructured in the future or to the extent that we choose to exit certain of these transactions, our ability to do so will be limited.

We are highly dependent on information systems and systems failures could significantly disrupt our business, which may, in turn, negatively affect the market price of our common stock and our ability to pay dividends.

Our business is highly dependent on our and third parties’ communications and information systems. Any failure or interruption of those systems, including as a result of the termination of an agreement with any third-party service providers, could cause delays or other problems in our activities. Our financial, accounting, data processing, backup or other operating systems and facilities may fail to operate properly or become disabled or damaged as a result of a number of factors including events that are wholly or partially beyond our control and adversely affect our business. There could be:

•	sudden electrical or telecommunications outages;

•	natural disasters such as earthquakes, tornadoes and hurricanes;

•	disease pandemics;

•	events arising from local or larger scale political or social matters, including terrorist acts; and

•	cyber-attacks.

These events, in turn, could have a material adverse effect on our operating results and negatively affect the market price of our common stock and our ability to pay dividends to our stockholders.

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

We do not seek to compete primarily based on the interest rates we offer, and we believe that some of our competitors make loans with interest rates that are comparable to or lower than the rates we offer. We may lose investment opportunities if we do not match our competitors’ pricing, terms, and structure criteria. If we are forced to match these criteria to make investments, we may not be able to achieve acceptable returns on our investments or may bear substantial risk of capital loss. A significant increase in the number and/or the size of our competitors in this target market could force us to accept less attractive investment terms. Furthermore, many of our competitors are not subject to the regulatory restrictions that the 1940 Act imposes on us as a BDC or the source of income, asset diversification and distribution requirements we must satisfy to maintain our RIC status. The competitive pressures we face may have a material adverse effect on our business, financial condition, results of operations, and cash flows. As a result of this competition, we may not be able to take advantage of attractive investment opportunities from time to time. Also we may not be able to identify and make investments that are consistent with our investment objective.

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

The lack of liquidity in our investments may adversely affect our business.

We anticipate that our investments generally will be made in private companies. Substantially all of these securities will be subject to legal and other restrictions on resale or will be otherwise less liquid than publicly traded securities. The illiquidity of our investments may make it difficult for us to sell such investments if the need arises. In addition, if we are required to liquidate all or a portion of our portfolio quickly, we may realize significantly less than the value at which we had previously recorded our investments. In addition, we may face other restrictions on our ability to liquidate an investment in a portfolio company to the extent that we or our investment adviser has material non-public information regarding such portfolio company.

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

Our failure to make follow-on investments in our portfolio companies could impair the value of our portfolio; our ability to make follow-on investments in certain portfolio companies may be restricted.

Following an initial investment in a portfolio company, provided that there are no restrictions imposed by the 1940 Act, we may make additional investments in that portfolio company as “follow-on” investments in order to: (1) increase or maintain in whole or in part our equity ownership percentage; (2) exercise warrants, options or convertible securities that were acquired in the original or subsequent financing; or (3) attempt to preserve or enhance the value of our initial investment.

We have the discretion to make any follow-on investments, subject to the availability of capital resources. We may elect not to make follow-on investments or otherwise lack sufficient funds to make those investments.

Our failure to make follow-on investments may, in some circumstances, jeopardize the continued viability of a portfolio company and our initial investment, or may result in a missed opportunity for us to increase our participation in a successful operation. Even if we have sufficient capital to make a desired follow-on investment, we may elect not to make such follow-on investment because we may not want to increase our concentration of risk, because we prefer other opportunities, because we are inhibited by compliance with BDC requirements or because we desire to maintain our RIC tax status. We also may be restricted from making follow-on investments in certain portfolio companies to the extent that affiliates of ours hold interests in such companies.

Our ability to invest in public companies may be limited in certain circumstances.

To maintain our status as a BDC, we are not permitted to acquire any assets other than “qualifying assets” specified in the 1940 Act unless, at the time the acquisition is made, at least 70% of our total assets are qualifying assets (with certain limited exceptions). Subject to certain exceptions for follow-on investments and distressed companies, an investment in an issuer that has outstanding securities listed on a national securities exchange may be treated as qualifying assets only if such issuer has a market capitalization that is less than $250 million at the time of such investment. In addition, we may invest up to 30% of our portfolio in opportunistic investments which will be intended to diversify or complement the remainder of our portfolio and to enhance our returns to stockholders. These investments may include private equity investments, securities of public companies that are broadly traded and securities of non-U.S. companies. We expect that these public companies generally will have debt securities that are non-investment grade.

Our investments in foreign securities may involve significant risks in addition to the risks inherent in U.S. investments.

Our investment strategy contemplates that a portion of our investments may be in securities of foreign companies. Investing in foreign companies may expose us to additional risks not typically associated with investing in U.S. companies. These risks include changes in exchange control regulations, political and social instability, expropriation, imposition of foreign taxes, less liquid markets and less available information than is generally the case in the United States, higher transaction costs, less government supervision of exchanges, brokers and issuers, less developed bankruptcy laws, difficulty in enforcing contractual obligations, lack of uniform accounting and auditing standards and greater price volatility.

Although it is anticipated that most of our investments will be denominated in U.S. dollars, our investments that are denominated in a foreign currency will be subject to the risk that the value of a particular currency may change in relation to the U.S. dollar. Among the factors that may affect currency values are trade balances, the level of short-term interest rates, differences in relative values of similar assets in different currencies, long-term opportunities for investment and capital appreciation and political developments. We may employ hedging techniques to minimize these risks, but we can offer no assurance that we will, in fact, hedge currency risk or, that if we do, such strategies will be effective. As a result, a change in currency exchange rates may adversely affect our profitability.

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

We may acquire indirect interests in loans rather than direct interests, which would subject us to additional risk.

We may make or acquire loans or investments through participation agreements. A participation agreement typically results in a contractual relationship only with the counterparty to the participation agreement and not with the borrower. SIC Advisors has adopted best execution procedures and guidelines to mitigate credit and counterparty risk when we acquire a loan through a participation agreement. In investing through participations, we will generally not have a right to enforce compliance by the borrower with the terms of the loan agreement against the borrower, and we may not directly benefit from the collateral supporting the debt obligation in which it has purchased the participation. As a result, we will be exposed to the credit risk of both the borrower and the counterparty selling the participation. In the event of insolvency of the counterparty, we, by virtue of holding participation interests in the loan, may be treated as its general unsecured creditor. In addition, although we may have certain contractual rights under the loan participation that require the counterparty to obtain our consent prior to taking various actions relating to the loan, we cannot guarantee that the counterparty will seek such consent prior to taking various actions. Further, in investing through participation agreements, we may not be able to conduct the due diligence on the borrower or the quality of the loan with respect to which it is buying a participation that we would otherwise conduct if we were investing directly in the loan, which may result in us being exposed to greater credit or fraud risk with respect to the borrower or the loan than we expected when initially purchasing the participation. See “Risks Related to Our Business — There are significant potential conflicts of interest that could affect our investment returns” above.

We have entered into total return swap agreements or other derivative transactions which expose us to certain risks, including market risk, liquidity risk and other risks similar to those associated with the use of leverage.

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

In addition to the rights of Citibank to terminate the TRS following an event of default or termination event as described above, Citibank may terminate the TRS on or after the second anniversary of the effective date of the TRS. SIC Advisors may terminate the TRS on behalf of Arbor at any time upon providing 10 days prior notice to Citibank. Any termination by SIC Advisors on behalf of Arbor prior to the second anniversary of the effective date of the TRS will result in payment of an early termination fee to Citibank. Under the terms of the TRS, the early termination fee will equal the present value of the following two cash flows: (a) interest payments at a rate equal to 1.35% based on 70% of the maximum notional amount of $200,000,000, payable from the later of the first anniversary of the effective date of the TRS or the termination date until the second anniversary of the effective date of the TRS and (b) interest payments at a rate equal to 0.15% based on the maximum notional amount of $200,000,000, payable from the later of the first anniversary of the effective date of the TRS or the termination date until the second anniversary of the effective date of the TRS.

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

In addition, because a TRS is a form of synthetic leverage, such arrangements are subject to risks similar to those associated with the use of leverage. See “— Risks Related to Debt Financing” below.

Hedging transactions may expose us to additional risks.

We may engage in currency or interest rate hedging transactions. If we engage in hedging transactions, we may expose ourselves to risks associated with such transactions. We may utilize instruments such as forward contracts, currency options and interest rate swaps, caps, collars and floors to seek to hedge against fluctuations in the relative values of our portfolio positions from changes in currency exchange rates and market interest rates. Hedging against a decline in the values of our portfolio positions does not eliminate the possibility of fluctuations in the values of such positions or prevent losses if the values of such positions decline. However, such hedging can establish other positions designed to gain from those same developments, thereby offsetting the decline in the value of such portfolio positions. Such hedging transaction may also limit the opportunity for gain if the values of the underlying portfolio positions should increase. Moreover, it may not be possible to hedge against an exchange rate or interest rate fluctuation that is so generally anticipated that we are not able to enter into a hedging transaction at an acceptable price.

While we may enter into transactions to seek to reduce currency exchange rate and interest rate risks, unanticipated changes in currency exchange rates or interest rates may result in poorer overall investment performance than if we had not engaged in any such hedging transactions. In addition, the degree of correlation between price movements of the instruments used in a hedging strategy and price movements in the portfolio positions being hedged may vary. Moreover, for a variety of reasons, we may not seek or be able to establish a perfect correlation between such hedging instruments and the portfolio holdings being hedged. Any such imperfect correlation may prevent us from achieving the intended hedge and expose us to risk of loss. In addition, it may not be possible to hedge fully or perfectly against currency fluctuations affecting the value of securities denominated in non-U.S. currencies because the value of those securities is likely to fluctuate as a result of factors not related to currency fluctuations.

The disposition of our investments may result in contingent liabilities.

We currently expect that a significant portion of our investments will involve lending directly to private companies. In connection with the disposition of an investment in private securities, we may be required to make representations about the business and financial affairs of the portfolio company typical of those made in connection with the sale of a business. We may also be required to indemnify the purchasers of such investment to the extent that any such representations turn out to be inaccurate or with respect to certain potential liabilities. These arrangements may result in contingent liabilities that ultimately yield funding obligations that must be satisfied through our return of certain distributions previously made to us.

If we invest in the securities and obligations of distressed and bankrupt issuers, we might not receive interest or other payments.

We may invest in the securities and obligations of distressed and bankrupt issuers, including debt obligations that are in covenant or payment default. Such investments generally are considered speculative. The repayment of defaulted obligations is subject to significant uncertainties. Defaulted obligations might be repaid only after lengthy workout or bankruptcy proceedings, during which the issuer of those obligations might not make any interest or other payments. We may not realize gains from our equity investments.

Risks Relating to Debt Financing

At December 31, 2014, we had approximately $236.5 million of outstanding indebtedness under the syndicated revolving credit facility with ING Capital LLC and a revolving credit facility with JP Morgan Chase through Alpine Funding LLC, our wholly-owned special purpose financing subsidiary.

Illustration. The following table illustrates the effect of leverage on returns from an investment in our common stock assuming various annual returns, net of expenses. The calculations in the table below are hypothetical and actual returns may be higher or lower than those appearing below. The calculation assumes (i) $756.1 million in total assets, (ii) a weighted average cost of funds of 3.1875%, (iii) $236.5 million in debt outstanding and (iv) $486.5 million in stockholders’ equity. In order to compute the “Corresponding return to stockholders,” the “Assumed Return on Our Portfolio (net of expenses)” is multiplied by the assumed total assets to obtain an assumed return to us. From this amount, the interest expense is calculated by multiplying the assumed weighted average cost of funds times the assumed debt outstanding, and the product is subtracted from the assumed return to us in order to determine the return available to stockholders. The return available to stockholders is then divided by our stockholders’ equity to determine the “Corresponding return to stockholders.” Actual interest payments may be different.

Assumed Return on Our Portfolio (net of expenses)	(10)%	(5)%	—%	5%	10%
Corresponding return to stockholders(1)	(17.1)%	(9.3)%	(1.5)%	6.2%	14.0%

(1)	In order for us to cover our annual interest payments on indebtedness, we must achieve annual returns on our December 31, 2014 total assets of at least 1.0%.

In addition, we have entered into a total return swap with Citi which provides us with exposure to a portfolio of loans with a maximum aggregate market value of $350 million. See “Risk Factors — Risks Related to Our Investments — We have entered into total return swap agreements or other derivative transactions which expose us to certain risks, including market risk, liquidity risk and other risks similar to those associated with the use of leverage.”

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

If we issue preferred stock, the net asset value and market value of our common stock may become more volatile.

If we issue preferred stock, we cannot assure you that such issuance would result in a higher yield or return to the holders of our common stock. The issuance of preferred stock would likely cause the net asset value and market value of our common stock to become more volatile. If the dividend rate on the preferred stock were to approach the net rate of return on our investment portfolio, the benefit of leverage to the holders of our common stock would be reduced. If the dividend rate on the preferred stock were to exceed the net rate of return on our portfolio, the leverage would result in a lower rate of return to the holders of our common stock than if we had not issued preferred stock. Any decline in the net asset value of our investments would be borne entirely by the holders of our common stock. Therefore, if the market value of our portfolio were to decline, the leverage would result in a greater decrease in net asset value to the holders of our common stock than if we were not leveraged through the issuance of preferred stock. This greater net asset value decrease would also tend to cause a greater decline in the market price for our common stock. We might be in danger of failing to maintain the required asset coverage of the preferred stock or of losing our ratings on the preferred stock or, in an extreme case, our current investment income might not be sufficient to meet the dividend requirements on the preferred stock. In order to counteract such an event, we might need to liquidate investments in order to fund a redemption of some or all of the preferred stock. In addition, we would pay (and the holders of our common stock would bear) all costs and expenses relating to the issuance and ongoing maintenance of the preferred stock, including higher advisory fees if our total return exceeds the dividend rate on the preferred stock. Holders of preferred stock may have different interests than holders of our common stock and may at times have disproportionate influence over our affairs.

Holders of any preferred stock we might issue would have the right to elect members of the board of directors and class voting rights on certain matters.

Holders of any preferred stock we might issue, voting separately as a single class, would have the right to elect two members of the board of directors at all times and in the event dividends become two full years in arrears, would have the right to elect a majority of our directors until such arrearage is completely eliminated. In addition, preferred stockholders would have class voting rights on certain matters, including changes in fundamental investment restrictions and conversion to open-end status, and accordingly would be able to veto any such changes. Restrictions imposed on the declarations and payment of dividends or other distributions to the holders of our common stock and preferred stock, both by the 1940 Act and by requirements imposed by rating agencies or the terms of our credit facilities, might impair our ability to maintain our qualification as a RIC for federal income tax purposes. While we would intend to redeem our preferred stock to the extent necessary to enable us to distribute our income as required to maintain our qualification as a RIC, there can be no assurance that such actions could be effected in time to meet the tax requirements.

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

The net asset value and liquidity, if any, of the market for shares of our common stock may be significantly affected by numerous factors, some of which are beyond our control and may not be directly related to our operating performance. These factors include:

•

significant volatility in the market price and trading volume of securities of business development companies or other companies in our sector, which are not necessarily related to the operating performance of the companies;

•	changes in regulatory policies or tax guidelines, particularly with respect to RICs or BDCs;

•	loss of RIC or BDC status;

•	changes in earnings or variations in operating results;

•	changes in the value of our portfolio of investments;

•	changes in accounting guidelines governing valuation of our investments;

•	any shortfall in revenue or net income or any increase in losses from levels expected by investors;

•	departure of SIC Advisors or certain of its respective key personnel;

•	operating performance of companies comparable to us;

•	general economic trends and other external factors; and

•	loss of a major funding source.

Sales of substantial amounts of our common stock in the public market may have an adverse effect on the market price of our common stock.

Sales of substantial amounts of our common stock, or the availability of such common stock for sale, could adversely affect the prevailing market prices for our common stock. If this occurs and continues, it could impair our ability to raise additional capital through the sale of securities should we desire to do so.

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

If we fail to qualify for or maintain RIC tax treatment for any reason and are subject to corporate income tax, the resulting corporate taxes could substantially reduce our net assets, the amount of income available for distribution, and the amount of our distributions. Such a failure would have a material adverse effect on our results of operations and financial conditions, and thus, our stockholders.

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

Because any original issue discount or other amounts accrued will be included in our investment company taxable income for the year of the accrual, we may be required to make a distribution to our stockholders in order to satisfy the annual distribution requirement, even if we will not have received any corresponding cash amount. As a result, we may have difficulty meeting the tax requirement to distribute at least 90% of our net ordinary income and realized net short-term capital gains in excess of realized net long-term capital losses, if any, to maintain RIC tax treatment under the Code. We may have to sell some of our investments at times and/or at prices we would not consider advantageous, raise additional debt or equity capital, make a partial share distribution, or forgo new investment opportunities for this purpose. If we are not able to obtain cash from other sources, and choose not to make a qualifying share distribution, we may fail to qualify for RIC tax treatment and thus become subject to corporate-level income tax. See “Tax Matters.”

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

PART II

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

As of March 5, 2015, we are offering our shares on a continuous basis at an offering price of $10.00 per share; however, to the extent that our net asset value increases, we intend to sell at a price necessary to ensure that shares are not sold at a price per share, after deduction of selling commissions and dealer manager fees, that is below our net asset value per share. In the event of a material decline in our net asset value per share, which we consider to be a 2.5% decrease below our current net offering price, and subject to certain conditions, we will reduce our offering price accordingly. Therefore, persons who tender subscriptions for our shares in our offering must submit subscriptions for a certain dollar amount, rather than a number of our shares and, as a result, may receive fractional shares.

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

Set forth below is a chart describing the classes of our securities outstanding as of March 5, 2015:

Title of Class	Amount Authorized	Amount Held by Us or for Our Account	Amount Outstanding
Common Stock	250,000,000	—	59,796,803

As of March 5, 2015, we had 17,900 record holders of our common stock.

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

Our board of directors declared a series of semi-monthly distributions. These distributions represent an annualized yield of 8.00% based on our March 5, 2015 offering price of $10.00 per share:

Record Date	Payment Date	Amount per share
July 13 and 31, 2012	August 1, 2012	$0.03333
August 15 and 31, 2012	September 4, 2012	0.03333
September 14 and 28, 2012	October 1, 2012	0.03333
October 15 and 30, 2012	October 31, 2012	0.03333
November 15 and 29, 2012	November 30, 2012	0.03333
December 14 and 28, 2012	December 31, 2012	0.03333
January 15 and 31, 2013	January 31, 2013	0.03333
February 15 and 28, 2013	February 28, 2013	0.03333
March 15 and 29, 2013	March 29, 2013	0.03333
April 15 and 30, 2013	April 30, 2013	0.03333
May 15 and 31, 2013	May 31, 2013	0.03333
June 14 and 28, 2013	June 28, 2013	0.03333
July 15 and 31, 2013	July 31, 2013	0.03333
August 15 and 30, 2013	August 30, 2013	0.03333
September 13 and 30, 2013	September 30, 2013	0.03333
October 15 and 31, 2013	October 31, 2013	0.03333
November 15 and 29, 2013	November 29, 2013	0.03333
December 13 and 31, 2013	December 31, 2013	0.03333
January 15 and 31, 2014	January 31, 2014	0.03333
February 14 and 28, 2014	February 28, 2014	0.03333
March 14 and 31, 2014	March 31, 2014	0.03333
April 15 and 30, 2014	April 30, 2014	0.03333
May 15 and 30, 2014	May 30, 2014	0.03333
June 13 and 30, 2014	June 30, 2014	0.03333
July 15 and 31, 2014	July 31, 2014	0.03333
August 15 and 29, 2014	August 29, 2014	0.03333
September 15 and 30, 2014	September 30, 2014	0.03333
October 15 and 31, 2014	October 31, 2014	0.03333
November 14 and 28, 2014	November 28, 2014	0.03333
December 15 and 31, 2014	December 31, 2014	0.03333
January 15 and 30, 2015	January 30, 2015	0.03333
February 13 and 27, 2015	February 27, 2015	0.03333
March 13 and 31, 2015	March 31, 2015	0.03333
April 15 and 30, 2015	April 30, 2015	0.03333
May 15 and 29, 2015	May 29, 2015	0.03333
June 15 and 30, 2015	June 30, 2015	0.03333

We may fund our cash distributions to stockholders from any sources of funds available to us, including offering proceeds, borrowings, net investment income from operations, capital gains proceeds from the sale of assets, non-capital gains proceeds from the sale of assets, dividends or other distributions paid to us on account of preferred and common equity investments in portfolio companies and expense reimbursements from SIC Advisors. The following table reflects, for tax purposes, the sources of the cash distributions that we have paid on our common stock during the years ended December 31, 2014 and 2013:

	As of December 31, 2014	As of December 31, 2013	As of December 31, 2012
Capital in excess of par value	$(6,712,625)	$—	$328,132
Accumulated undistributed net investment income (loss)	18,993,598	236,207	(328,132)
Accumulated net realized gain (loss) from investments	(12,280,973)	(236,207)	—

The following table reflects, for tax purposes, the sources of the cash distributions that the Company has paid on its common stock during the years ended December 31, 2014 and 2013:

	Year ended December 31, 2014		Year Ended December 31, 2013		Year Ended December 31, 2012
Source of Distribution	Distribution Amount(1)	Percentage	Distribution Amount	Percentage	Distribution Amount	Percentage
Return of capital from offering proceeds	$—	—%	$—	—%	$—	—%
Return of capital from borrowings	—	—	—	—	—	—
Net investment income	20,880,983	72.5	6,032,061	100.0	637,330	100.0
Net realized gain	1,192,159	4.2	—	—	—	—
Return of capital (other)	6,719,353	23.3	—	—	—	—

Distributions on a tax basis:	$28,792,495	100.0%	$6,032,061	100.0%	$637,330	100.0%

Item 6.	Selected Financial Data

We have derived the selected financial data below from our audited financial statements for the fiscal year ended December 31, 2014 respectively, which has been audited by Ernst & Young LLP, our independent registered public accounting firm.

	At and for the Year Ended December 31, 2014	At and for the Year Ended December 31, 2013
Statement of Operations data:
Total investment income	$39,391,455	$8,007,002
Base management fees	8,976,657	1,906,386
Incentive fee	(183,617)	182,989
All other expenses	11,032,000	574,082
Net investment income	19,566,415	5,343,545
Unrealized appreciation/depreciation on total investments	(12,525,678)	839,817
Net realized gain/loss on total investments	7,011,513	97,424
Net increase in net assets resulting from operations	14,052,250	6,280,786
Per share data:
Net asset value per common share at year end	$8.97	$9.18
Net investment income	0.55	0.72
Net realized gains/(losses) on total investments	0.20	0.01
Net unrealized appreciation/(depreciation) on total investments	(0.35)	0.12
Net increase in net assets resulting from operations	0.40	0.85
Dividends declared	0.80	0.80
Issuance of common stock above net asset value	0.19	0.17
Balance Sheet data at year end:
Total investment portfolio at fair value	$616,915,093	$137,801,537
Cash collateral on total return swap	56,877,928	6,706,159
Total investments	673,793,021	144,507,696
Cash and cash equivalents	65,749,154	34,939,948
Other assets	16,523,457	6,759,194
Total assets	756,065,632	186,206,838
Total liabilities	269,545,719	33,204,565
Total net assets	486,519,913	153,002,273
Other data:
Weighted average yield on total investments (1)	10.8%	10.0%
Number of investments in investment portfolio at year end	73	49

(1)	The weighted average yield represents amortized total investments yield to maturity including the yield of cash collateral on the total return swap.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

On April 17, 2012 we successfully reached the minimum escrow requirement and officially commenced operations by receiving gross proceeds of $10 million in exchange for 1,108,033.24 shares of our common stock sold to SIC Advisors. As of December 31, 2014, we have combined proceeds, as well as a modest amount of leverage through a revolving credit facility with ING Capital LLC and a revolving credit facility with JP Morgan Chase through Alpine Funding LLC, our wholly-owned special purpose financing subsidiary, which we have used to invest $621 million across 73 portfolio companies.

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

We intend to meet our investment objective by primarily lending to, and investing in the debt of privately owned U.S. middle market companies, which we define as companies with annual revenue between $50 million and $1 billion. We intend to focus primarily on making investments in first lien senior secured debt, second lien secured debt, and to a lesser extent, subordinated debt, of middle market companies in a broad range of industries. We expect that the majority of our debt investments will bear interest at floating interest rates, but our portfolio may also include fixed-rate investments. We will originate transactions sourced through our existing SIC Advisors’ network, and, to a lesser extent, expect to acquire debt securities through the secondary market. We may make equity investments in companies that we believe will generate appropriate risk adjusted returns, although we do not expect such investments to be a substantial portion of our portfolio.

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

Portfolio and Investment Activity

As of December 31, 2014, our investment portfolio consisted of investments in 73 portfolio companies with a fair value of $616.9 million, and was comprised of 54.3% Senior Secured first lien term loans, 35.9% Senior Secured second lien term loans, 8.7% Senior Secured first lien notes, 0.2% Senior Secured second lien notes, 0.5% preferred equity, and 0.4% warrants.

As of December 31, 2013, our portfolio consisted of investments in 49 portfolio companies with a fair value of $137.8 million, and was comprised of 20.8% Senior Secured first lien term loans, 41.0% Senior Secured second lien term loans, 34.4% senior secured notes, 3.8% Senior Secured second lien notes and 0.0% warrants.

As of December 31, 2014, our income-bearing investment portfolio, which represented 99.6% of our total portfolio, had a weighted average yield based upon the cost of our portfolio investments of approximately 9.1%, and 10.0% of our income-bearing portfolio bore interest based on fixed rates, and 90.0% of our income-bearing portfolio bore interest on floating rates, such as LIBOR.

As of December 31, 2013, our income-bearing investment portfolio, which represented 99.9% of our total portfolio, had a weighted average yield based upon the cost of our portfolio investments of approximately 9.9%, and 43.3% of our income-bearing portfolio bore interest based on fixed rates, and 56.7% of our income-bearing portfolio bore interest on floating rates, such as LIBOR.

For the year ended December 31, 2014, we invested $441.6 million of principal in directly originated transactions across 39 new portfolio companies and $137.7 million of principal in syndicated transactions across 34 new portfolio companies. As of December, 2014, the investment portfolio was comprised of $476.4 million of principal in directly originated transactions across 47 portfolio companies and $145.1 million of principal in syndicated transactions across 26 portfolio companies. The following table summarizes the amortized cost and the fair value of our investment portfolio not including cash and cash equivalents as of December 31, 2014:

	Amortized Cost	Percentage	Value	Percentage
Senior secured first lien term loans	$335,675,585	54.0%	$335,182,650	54.3%
Senior secured second lien term loans	223,990,513	36.1	221,863,203	35.9
Senior secured first lien notes	55,380,821	8.9	53,699,500	8.7
Senior secured second lien notes	986,238	0.2	1,008,274	0.2
Warrants/Equity	4,935,360	0.8	5,161,466	0.9

Total	$620,968,517	100.0%	$616,915,093	100.0%

The following table summarizes the amortized cost and the fair value of investments, not including cash and cash equivalents as of December 31, 2013:

	Amortized Cost	Percentage	Fair Value	Percentage
Senior secured first lien term loans	$28,617,156	20.9%	$28,583,326	20.8%
Senior secured first lien notes	47,352,921	34.5	47,427,311	34.4
Senior secured second lien term loans	56,224,549	40.9	56,481,247	41.0
Senior secured second lien notes	5,108,477	3.7	5,254,676	3.8
Warrants/Equity	29,173	—	54,977	—

Total	$137,332,276	100.0%	$137,801,537	100.0%

Our weighted average represents total investments’ yield to maturity including the yield of cash collateral on total return swap and, at December 31, 2014 was as follows:

	Percentage of Total Investments	Weighted Average Current Yield for Total Investments
Senior Secured First Lien Term Loans	49.8	9.6%
Senior Secured First Lien Notes	8.0	10.8
Senior Secured Second Lien Term Loans	32.9	10.5
Senior Secured Second Lien Notes	0.1	12.2
Equity/Warrants	9.2	18.4

Total	100.0%	10.8%

The following table shows the portfolio composition by industry grouping, including the TRS underlying loans, based on fair value at December 31, 2014:

	Investments at Fair Value(1)	Percentage of Total Portfolio(1)	Value of TRS Underlying Loans	Percentage of TRS Underlying Loans	Total Investments at Fair Value including the value of TRS Underlying Loans	Percentage of Total Portfolio Including the value of TRS Underlying Loans
Diversified/Conglomerate Service	$106,805,052	17.3%	$25,491,398	12.6%	$132,296,450	16.2%
Electronics	36,038,502	5.9%	27,024,812	13.4%	63,063,316	7.7%
Healthcare, Education, and Childcare	44,507,635	7.2%	5,406,335	2.7%	49,913,969	6.1%
Automobile	44,416,368	7.2%	3,613,276	1.8%	48,029,644	5.9%
Insurance	34,535,811	5.6%	11,731,730	5.8%	46,267,541	5.7%
Buildings and Real Estate	43,348,116	7.0%	—	0.0%	43,348,118	5.3%
Retail Stores	31,774,476	5.2%	11,021,194	5.5%	42,795,670	5.2%
Oil and Gas	39,601,369	6.4%	3,075,557	1.5%	42,676,920	5.2%
Personal, Food, and Miscellaneous Services	41,867,430	6.8%	—	0.0%	41,867,431	5.1%
Telecommunications	38,077,579	6.2%	—	0.0%	38,077,579	4.7%
Hotels, Motels, Inns and Gaming	20,808,540	3.4%	16,642,831	8.3%	37,451,371	4.6%
Aerospace and Defense	24,935,749	4.0%	4,863,250	2.4%	29,798,999	3.6%
Mining, Steel, Iron, and Nonprecious Metals	12,915,294	2.1%	15,525,000	7.7%	28,440,295	3.5%
Printing and Publishing	12,437,500	2.0%	15,752,838	7.8%	28,190,338	3.4%
Diversified/Conglomerate Manufacturing	—	0.0%	25,290,000	12.5%	25,290,000	3.1%
Cargo Transport	12,589,103	2.0%	11,711,089	5.8%	24,300,193	3.0%
Finance	22,708,362	3.7%	—	0.0%	22,708,362	2.8%
Chemicals, Plastics, and Rubber	22,351,767	3.6%	—	0.0%	22,351,767	2.7%
Containers, Packaging, and Glass	10,059,144	1.6%	8,727,195	4.3%	18,786,340	2.3%
Broadcasting and Entertainment	1,500,568	0.3%	13,763,859	6.8%	15,264,428	1.9%
Leisure, Amusement, Motion Pictures, Entertainment	10,011,269	1.6%	—	0.0%	10,011,269	1.2%
Personal and Nondurable Consumer Products (Manufacturing Only)	3,758,756	0.6%	—	0.0%	3,758,756	0.5%
Machinery (Non-Agriculture, Non-Construction, Non-Electronic)	—	0.0%	1,897,639	0.9%	1,897,639	0.2%
Beverage, Food and Tobacco	1,866,703	0.3%	—	0.0%	1,866,703	0.2%

Total	$616,915,093	100.0%	$201,538,003	100.0%	$818,453,095	100.0%

(1)	Does not include TRS underlying loans

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

The following table shows the distribution of our investment portfolio, not including cash and cash equivalents, on the 1 to 5 investment performance rating scale at fair value as of:

	December 31, 2014		December 31, 2013
Investment Performance Rating	Investments at Fair Value	Percentage	Investments at Fair Value	Percentage
1	$—	—%	$2,198,601	1.6%
2	616,677,442	100	135,280,191	98.2
3	—	—	—	—
4	—	—	—	—
5	237,651	0.0	322,745	0.2

Total	$616,915,093	100.0%	$137,801,537	100.0%

Results of Operations

Operating results for the years ended December 31, 2014 and 2013 are as follows:

	For the year ended December 31, 2014	For the period ended December 31, 2013
Total investment income	$39,391,455	$8,007,002
Total expenses, net	19,825,040	2,663,457
Net investment income	19,566,415	5,343,545
Net realized gains (losses) on total investments	7,011,513	97,424
Net unrealized gains (losses) on total investments	(12,525,678)	839,817

Net increase in net assets resulting from operations	$14,052,250	$6,280,786

Investment Income

For the year ended December 31, 2014, investment income totaled $39,391,455, of which $31,447,370 was attributable to portfolio interest, $7,943,860 was attributable to other fee income, and $225 to interest from cash and cash equivalents.

For the year ended December 31, 2013, investment income totaled $8,007,002, of which $7,386,700 was attributable to portfolio interest, $619,861 was attributable to other fee income, and $441 to interest from cash and cash equivalents.

Operating Expenses

Operating expenses for the year and period ended December 31, 2014 and 2013, respectively, were as follows:

	For the year ended December 31, 2014	For the year ended December 31, 2013
Base management fees	$8,976,657	$1,906,386
Organizational and offering costs reimbursed to an affiliate	4,640,250	1,761,943
Interest and financing expenses	3,138,389	215,059
General and administrative	2,786,629	701,778
Professional fees	2,355,985	956,114
Administrator expenses	1,698,537	592,585
Directors fees	174,600	154,084
Insurance expenses	158,735	131,770
Incentive fees	(183,617)	182,989

Expenses before expense reimbursement	$25,047,136	$6,602,708

For the year ended December 31, 2014, total net expense reimbursement from SIC Advisors pursuant to the Expense Support and Reimbursement Agreement was $5,222,096. Net expenses after taking into account the expense reimbursement from SIC Advisors, were $19,825,040 for the year ended December 31, 2014.

For the year ended December 31, 2013, total expense reimbursement from SIC Advisors pursuant to the Expense Support and Reimbursement Agreement was $3,939,251. Net expenses after taking into account the expense reimbursement from SIC Advisors, were $2,663,457 for the year ended December 31, 2013.

Expense Support and Reimbursement Agreement

On June 29, 2012, the Company entered into an Expense Support and Reimbursement Agreement (the “Expense Support Agreement”) with SIC Advisors. Pursuant to the Expense Support Agreement, SIC Advisors has agreed to reimburse the Company for operating expenses in an amount equal to the difference between distributions paid to the Company’s stockholders in each month, less the sum of the Company’s net investment income, the Company’s net realized capital gains and dividends paid to the Company from its portfolio companies during such period (“Expense Support Reimbursement”). To the extent that no dividends or other distributions are paid to the Company’s stockholders in any given month, then the Expense Support Reimbursement for such month shall be equal to such amount necessary in order for Available Operating Funds for the month to equal zero. The terms of the Expense Support Agreement commenced as of the date that the Company’s registration statement was declared effective by the SEC and continued monthly thereafter until December 31, 2012. Subsequently, the Company’s board of directors approved amendments to the Expense Support Agreement that extended the term from December 31, 2012 to June 30, 2015.

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

As of December 31, 2014, we recorded $6,995,930 in our consolidated statement of assets and liabilities as due from affiliate relating to the Expense Support and Reimbursement Agreement. For the year ended December 31, 2014, we recorded a net expense support reimbursement of $5,222,096 on the consolidated statement of operations. Expense reimbursements to SIC Advisors will be accrued as they become probable and estimable. For the year ended December 31, 2014 gross expenses before expense reimbursement from SIC Advisors pursuant to the Expense Support and Reimbursement Agreement was $25,047,136 and net expenses after taking into account the expense reimbursement from SIC Advisors, was $19,825,040.

As of December 31, 2013, we recorded $2,592,989 in our consolidated statement of assets and liabilities as due from affiliate relating to the Expense Support and Reimbursement Agreement. For the year ended December 31, 2013, we recorded an expense reimbursement of $3,939,251 on the consolidated statement of operations. Expense reimbursements to SIC Advisors will be accrued as they become probable and estimable. For the year ended December 31, 2013, we did not record any Expense Repayments to SIC Advisors.

Net Realized Gains/Losses from Investments

We measure realized gains or losses by the difference between the net proceeds from the disposition and the amortized cost basis of an investment, without regard to unrealized gains or losses previously recognized.

During the year ended December 31, 2014 we recognized $7,011,513 in net realized losses on total investments. During the period ended December 31, 2013, we recognized $97,424 of net realized gains on our portfolio investments.

Net Unrealized Appreciation/Depreciation on Investments

Net change in unrealized appreciation on investments reflects the net change in the fair value of our total investments. For the year ended December 31, 2014, we had unrealized depreciation of $12,525,678 on total investments. For the year ended December 31, 2013, we had unrealized appreciation of $839,817 on our portfolio investments.

Changes in Net Assets from Operations

For the year ended December 31, 2014, we recorded a net increase in net assets resulting from operations of $14,052,250 versus a net increase in net assets resulting from operations of $6,280,786 for the year ended December 31, 2013. Based on 35,425,825 and 7,426,660 weighted average common shares outstanding for the years ended December 31, 2014 and 2013, respectively, our per share net increase in net assets resulting from operations was $0.40 for the year ended December 31, 2014 versus a per share net increase in net assets from operations of $0.85 for the year ended December 31, 2013.

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

As of December 31, 2014, we had $65.7 million in cash and cash equivalents. As of December 31, 2013, we had $34.9 million in cash and cash equivalents. In the future, we may generate cash from future offerings of securities, future borrowings and cash flows from operations, including interest earned from the temporary investment of cash in U.S. government securities and other high-quality debt investments that mature in one year or less. Our primary use of funds is investments in our targeted asset classes, cash distributions to our stockholders, and other general corporate purposes.

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

On December 4, 2013, we entered into a three-year senior secured syndicated revolving credit facility with a one-year term out period (the “ING Facility”) pursuant to a Senior Secured Revolving Credit Agreement (the “Revolving Credit Agreement”) with certain lenders party thereto from time to time and ING Capital LLC, as administrative agent. The ING Facility matures on December 4, 2017 and is secured by substantially all of our assets, subject to certain exclusions as further set forth in a Guarantee, Pledge and Security Agreement (the “Security Agreement”) entered into in connection with the Revolving Credit Agreement, among us, the Subsidiary Guarantors party thereto, ING Capital LLC, as Administrative Agent, each Financial Agent and Designated Indebtedness Holder party thereto and ING Capital LLC, as Collateral Agent. The ING Facility also includes usual and customary representations, covenants and events of default for senior secured revolving credit facilities of this nature. As of December 31, 2014, our borrowings under the ING Facility totaled $115,000,000 and were recorded as part of revolving credit facility payable on our consolidated statements of assets and liabilities.

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

Borrowings under the Alpine Credit Facility are subject to compliance with a net asset value coverage ratio with respect to the current value of Alpine’s portfolio and various eligibility criteria must be satisfied with respect to the initial acquisition of each loan in Alpine’s portfolio. Any amounts borrowed under the Alpine Credit Facility will mature, and all accrued and unpaid interest thereunder will be due and payable, on January 23, 2019. As of December 31, 2014, Alpine’s borrowings under the Alpine Credit Facility totaled $121,500,000 and were recorded as part of revolving credit facility payable on our consolidated statements of assets and liabilities.

Contractual Obligations and Off-Balance Sheet Arrangements

We have entered into certain contracts under which we have material future commitments. On April 5, 2012, we entered into the Investment Advisory Agreement with SIC Advisors in accordance with the 1940 Act. The Investment Advisory Agreement became effective as of April 17, 2012, the date that we met the minimum offering requirement. Pursuant to the 1940 Act, the initial term of the Investment Advisory Agreement was for two years from its effective date, with one-year renewals subject to approval by our board of directors, a majority of whom must be independent directors. On March 4, 2015, the board of directors approved the renewal of the Investment Advisory Agreement for an additional one-year term at an in-person meeting. SIC Advisors serves as our investment advisor in accordance with the terms of the Investment Advisory Agreement. Payments under our Investment Advisory Agreement in each reporting period consist of (i) a management fee equal to a percentage of the value of our gross assets and (ii) an incentive fee based on our performance.

On April 5, 2012, we entered into the Administration Agreement with Medley Capital LLC with an initial term of two years, pursuant to which Medley Capital LLC furnishes us with administrative services necessary to conduct our day-to-day operations. On March 4, 2015, the board of directors approved the renewal of the Administration Agreement for an additional one-year term at an in-person meeting. Medley Capital LLC is reimbursed for administrative expenses it incurs on our behalf in performing its obligations. Such costs are reasonably allocated to us on the basis of assets, revenues, time records or other reasonable methods. We do not reimburse Medley Capital LLC for any services for which it receives a separate fee or for rent, depreciation, utilities, capital equipment or other administrative items allocated to a controlling person of Medley Capital LLC.

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

Our derivative asset from Citibank, net of amounts available for offset under a master netting agreement as of December 31, 2014 was $56.9 million, which is recorded on the consolidated statements of assets and liabilities as receivable due on total return swap.

Transactions in total return swap contracts during the year ended December 31, 2014 were $6.4 million in realized gains and $8.0 million in unrealized losses, which is recorded on the consolidated statements of operations.

For the year ended December 31, 2014, the average notional par amount of total return swap contracts was $141.6 million.

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

Subject to our board of directors’ discretion and applicable legal restrictions, we expect to authorize and pay monthly distributions to our stockholders. Any distributions to our stockholders will be declared out of assets legally available for distribution. We expect to continue making monthly distributions unless our results of operations, our general financial condition, general economic conditions, or other factors prohibit us from doing so. From time to time, but not less than quarterly, we will review our accounts to determine whether distributions to our stockholders are appropriate. We have not established limits on the amount of funds we may use from available sources to make distributions. We expect that for a significant time after the commencement of this offering, substantially all of our distributions will result from expense support payments made by SIC Advisors that may be subject to repayment by us within three years. The purpose of this arrangement is to avoid such distributions being characterized as returns of capital for GAAP purposes. We may still have distributions which could be characterized as a return of capital for tax purposes. Such distributions are not based on our investment performance and can only be sustained if we achieve positive investment performance in future periods and/or SIC Advisors continues to make Expense Support Payments under the Expense Support Agreement. Any future reimbursements to SIC Advisors will reduce the distributions that may otherwise be available for distribution to stockholders. There can be no assurance that we will achieve the performance necessary to sustain our distributions or that we will be able to pay distributions at all. SIC Advisors has no obligation to make Expense Support Payments pursuant to the Expense Support Agreement after December 31, 2014, unless the Expense

Support Agreement is extended. For the year ended December 31, 2014, if net Expense Support Payments of $5,222,096 were not made by SIC Advisors, approximately 18% and 26% of the distributions would have been a return of capital, respectively.

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

The following table reflects the cash distributions per share that we have declared or paid to our stockholders since we commenced operations in April 2012. Stockholders of record as of each respective record date were entitled to receive the distribution. These distributions represent an annualized yield of 8.00% based on our current offering price of $10.00 per share. The determination of the tax attributes (i.e., paid from ordinary income, paid from net capital gains on the sale of securities, and/or a return of paid-in-capital surplus which is a nontaxable distribution) of distributions is made annually as of the end of our fiscal year based upon our taxable income for the full year and distributions paid for the full year. Stockholders of record as of each respective record date will be entitled to receive the distribution. Below are the details for each respective distribution;

Record Date	Payment Date	Amount per share
July 13 and 31, 2012	August 1, 2012	$0.03333
August 15 and 31, 2012	September 4, 2012	0.03333
September 14 and 28, 2012	October 1, 2012	0.03333
October 15 and 30, 2012	October 31, 2012	0.03333
November 15 and 29, 2012	November 30, 2012	0.03333
December 14 and 28, 2012	December 31, 2012	0.03333
January 15 and 31, 2013	January 31, 2013	0.03333
February 15 and 28, 2013	February 28, 2013	0.03333
March 15 and 29, 2013	March 29, 2013	0.03333
April 15 and 30, 2013	April 30, 2013	0.03333
May 15 and 31, 2013	May 31, 2013	0.03333
June 14 and 28, 2013	June 28, 2013	0.03333
July 15 and 31, 2013	July 31, 2013	0.03333
August 15 and 30, 2013	August 30, 2013	0.03333
September 13 and 30, 2013	September 30, 2013	0.03333
October 15 and 31, 2013	October 31, 2013	0.03333
November 15 and 29, 2013	November 29, 2013	0.03333
December 13 and 31, 2013	December 31, 2013	0.03333
January 15 and 31, 2014	January 31, 2014	0.03333
February 14 and 28, 2014	February 28, 2014	0.03333
March 14 and 31, 2014	March 31, 2014	0.03333
April 15 and 30, 2014	April 30, 2014	0.03333
May 15 and 30, 2014	May 30, 2014	0.03333
June 13 and 30, 2014	September 30, 2014	0.03333
July 15 and July 31, 2014	July 31, 2014	0.03333
August 15 and August 29, 2014	August 29, 2014	0.03333
September 15 and September 30, 2014	September 30, 2014	0.03333
October 15 and October 31, 2014	October 31, 2014	0.03333
November 14 and 28, 2014	November 28, 2014	0.03333
December 15 and 31, 2014	December 31, 2014	0.03333
January 15 and 30, 2015	January 30, 2015	0.03333
February 13 and 27, 2015	February 27, 2015	0.03333
March 13 and 31, 2015	March 31, 2015	0.03333
April 15 and 30, 2015	April 30, 2015	0.03333
May 15 and 29, 2015	May 29, 2015	0.03333
June 15 and 30, 2015	June 30, 2015	0.03333

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

Under the terms of the investment advisory agreement, SIC Advisors bears all organization and offering expenses on our behalf. Upon such time that we have raised $300 million in gross proceeds in connection with the sale of shares of our common stock, SIC Advisors shall no longer be obligated to bear, pay or otherwise be responsible for any ongoing organization and offering expenses on our behalf, and we will be responsible for paying or otherwise incurring all such organization and offering expenses. As of June 2, 2014 we are responsible for all ongoing organizational and offering expenses. Pursuant to the terms of the Investment Advisory Agreement, we have agreed to reimburse SIC Advisors for any such organizational and offering expenses incurred by SIC Advisors not to exceed 1.25% of the gross subscriptions raised by us over the course of the offering period, which was initially scheduled to terminate two years from the initial offering date, unless extended. At a meeting held on March 12, 2014, our board of directors approved an extension of our offering for an additional year. At a meeting held on March 4, 2015, our board of directors approved another extension of our offering for an additional year. Notwithstanding the foregoing, in the event that organizational and offering expenses, together with sales commissions, the dealer manager fee and any discounts paid to members of the Financial Industry Regulatory Authority, exceed 15% of the gross proceeds from the sale of shares of our common stock pursuant to our registration statement or otherwise at the time of the completion of our offering, then SIC Advisors shall be required to pay or, if already paid by us, reimburse us for amounts exceeding such 15% limit.

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

Recent Developments

The Company issued common shares and received gross proceeds of approximately $51.0 million subsequent to December 31, 2014.

On February 6, 2015, Alpine entered into Amendment No. 1 to its existing Loan Agreement (the “Amendment”). The Amendment increased the maximum financing commitments available from $150 million to $300 million.

On February 13, 2015, the Company entered into Amendment No. 5 to its existing ING Credit Facility, which increased the financing commitments available from $150 million to $170 million.

On March 4, 2015, the Board of Directors elected to extend the offering period through April 17, 2016.

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

Based on our consolidated Statement of Assets and Liabilities as of December 31, 2014, the following table shows the approximate increase (decrease) in components of net assets resulting from operations of hypothetical base rate changes in interest rates, assuming no changes in our investment and capital structure:

Basis point increase	Interest Income	Interest Expense	Net Increase (Decrease)
100	$1,111,684	$1,790,000	$(678,316)
200	6,339,990	4,155,000	2,184,990
300	11,923,673	6,520,000	5,403,673
400	17,507,355	8,885,000	8,622,355
500	23,091,038	11,250,000	11,841,038

Based on our consolidated Statement of Assets and Liabilities as of December 31, 2013, the following table shows the approximate increase (decrease) in components of net assets resulting from operations of hypothetical base rate changes in interest rates, assuming no changes in our investment and capital structure:

Basis point increase	Interest Income	Interest Expense	Net Increase (Decrease)
100	$780,646	$(160,000)	$620,646
200	1,561,291	(320,000)	1,241,291
300	2,341,937	(480,000)	1,861,937
400	3,122,583	(640,000)	2,482,583
500	3,903,229	(800,000)	3,103,229

Item 8:	Consolidated Financial Statements and Supplementary Data.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. In connection with the preparation of our annual financial statements, management has conducted an assessment of the effectiveness of our internal control over financial reporting based on the framework set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 1992 (“COSO”). Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of those controls. Based on this evaluation, we have concluded that, as of December 31, 2014, our internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of Sierra Income Corporation

We have audited the accompanying consolidated statements of assets and liabilities of Sierra Income Corporation (the Company), including the consolidated schedules of investments, as of December 31, 2014 and 2013, and the related consolidated statements of operations, changes in net assets, and cash flows for each of the three years in the period ended December 31, 2014. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. Our procedures included confirmation of investments owned as of December 31, 2014 by correspondence with the custodian, directly with counterparties and management of the portfolio companies and debt agents or by other appropriate auditing procedures where replies were not received, as applicable. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Sierra Income Corporation at December 31, 2014 and 2013, and the consolidated results of its operations, changes in net assets, and cash flows for each of the three years in the period ended December 31, 2014 in conformity with U.S. generally accepted accounting principles.

/s/ Ernst and Young LLP

New York, New York

March 5, 2015

Sierra Income Corporation

Consolidated Statements of Assets and Liabilities

	As of
	December 31, 2014	December 31, 2013
ASSETS
Non-controlled/non-affiliated investments, at fair value (amortized cost of $620,968,517 and $137,332,276, respectively)	$616,915,093	$137,801,537
Cash and cash equivalents	65,749,154	34,939,948
Cash collateral on total return swap (Note 5)	56,877,928	6,706,159
Due from affiliate (Note 7)	6,995,930	2,592,989
Interest receivable	5,213,605	1,989,128
Deferred financing costs	2,675,682	1,150,139
Receivable due on total return swap (Note 5)	1,095,582	155,317
Unsettled trades receivable	424,641	496,250
Prepaid expenses and other assets	118,017	23,975
Unrealized appreciation on total return swap (Note 5)	—	351,396

Total assets	$756,065,632	$186,206,838

LIABILITIES
Revolving credit facilities payable	$236,500,000	$16,000,000
Unsettled trades payable	16,935,000	15,492,500
Unrealized depreciation on total return swap (Note 5)	7,651,597	—
Management fee payable	3,271,387	814,655
Accounts payable and accrued expenses	2,427,843	495,893
Due to affiliate (Note 7)	1,574,737	33,311
Interest payable	648,497	33,055
Administrator fees payable	450,058	152,162
Deferred tax liability	86,600	—
Provisional Incentive fee expenses	—	182,989

Total liabilities	$269,545,719	$33,204,565

Commitments (Note 11)
NET ASSETS
Common stock, par value $.001 per share, 250,000,000 common shares authorized, 54,260,324 and 16,663,500 common shares issued and outstanding, respectively	$54,260	$16,664
Capital in excess of par value	494,060,576	152,552,912
Accumulated net realized gain/(loss) (distribution in excess of net realized gain/(loss)) from investments and total return swap	(5,408,243)	(138,783)
Accumulated undistributed/(distributions in excess) net investment income	9,518,341	(249,177)
Net unrealized appreciation/(depreciation) on investments and total return swap	(11,705,021)	820,657

Total net assets	486,519,913	153,002,273

Total liabilities and net assets	$756,065,632	$186,206,838

NET ASSET VALUE PER SHARE	$8.97	$9.18

See accompanying notes to the consolidated financial statements.

Sierra Income Corporation

Consolidated Statements of Operations

	For the year ended December 31,
	2014	2013	2012
INVESTMENT INCOME
Interest from non-controlled/non-affiliated investments	$31,064,590	$7,386,120	$1,224,165
Other fee income	7,943,860	619,861	6,750
Paid-in-kind interest income	382,780	580	3,911
Interest from cash	225	441	290

Total investment income	39,391,455	8,007,002	1,235,116

EXPENSES
Base management fee	8,976,657	1,906,386	319,530
Organizational and offering costs reimbursed to SIC Advisors (Note 7)	4,640,250	1,761,943	328,132
Interest and financing expenses	3,138,389	215,059	47,529
General and administrative expenses	2,786,629	701,778	362,616
Offering costs	2,355,985	—	—
Professional fees	1,698,537	956,114	630,021
Administrator expenses	1,300,971	592,585	375,677
Directors fees	174,600	154,084	146,861
Insurance expenses	158,735	131,770	—
Incentive fee	(183,617)	182,989	628

Total gross expenses	25,047,136	6,602,708	2,210,994
Net expense support reimbursement (Note 7)	(5,222,096)	(3,939,251)	(1,465,910)

Net expenses	19,825,040	2,663,457	745,084

NET INVESTMENT INCOME	19,566,415	5,343,545	490,032

Net realized gain/(loss) from investments	623,653	(57,893)	22,298
Net realized gain on total return swap (Note 5)	6,387,860	155,317	—
Net change in unrealized appreciation/(depreciation) on investments	(4,522,685)	488,421	(19,160)
Net change in unrealized appreciation/(depreciation) on total return swap (Note 5)	(8,002,993)	351,396	—

Net gain/(loss) on investments and total return swap	(5,514,165)	937,241	3,138

NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS	$14,052,250	$6,280,786	$493,170

WEIGHTED AVERAGE - BASIC AND DILUTED EARNINGS PER COMMON SHARE	$0.40	$0.85	$0.48
WEIGHTED AVERAGE - BASIC AND DILUTED NET INVESTMENT INCOME PER COMMON SHARE	$0.55	$0.72	$0.48
WEIGHTED AVERAGE COMMON STOCK OUTSTANDING - BASIC AND DILUTED (Note 10)	35,425,825	7,426,660	1,031,621

See accompanying notes to the consolidated financial statements.

Sierra Income Corporation

Consolidated Statements of Changes in Net Assets

	For the year ended December 31,
	2014	2013	2012
INCREASE FROM OPERATIONS
Net investment income	$19,566,415	$5,343,545	$490,032
Net realized gain/(loss) on investments	623,653	(57,893)	22,298
Net realized gain on total return swap (Note 5)	6,387,860	155,317	—
Net change in unrealized appreciation/(depreciation) on investments	(4,522,685)	488,421	(19,160)
Net change in unrealized appreciation/(depreciation) on total return swap (Note 5)	(8,002,993)	351,396	—

Net increase in net assets resulting from operations	14,052,250	6,280,786	493,170

SHAREHOLDER DISTRIBUTIONS
Distributions from return of capital	(6,719,353)	—	—
Distributions from net realized gains	(6,502,690)	—	(22,298)
Distributions from net investment income (Note 2)	(15,570,452)	(6,032,061)	(615,032)

Net decrease in net assets from shareholder distributions	(28,792,495)	(6,032,061)	(637,330)

COMMON SHARE TRANSACTIONS
Issuance of common shares, net of underwriting costs	339,513,689	130,100,012	20,766,142
Issuance of common shares pursuant to distribution reinvestment plan	13,160,550	2,117,061	—
Repurchase of common shares	(4,416,354)	(86,507)	—

Net increase in net assets resulting from common share transactions	348,257,885	132,130,566	20,766,142

Total increase in net assets	333,517,640	132,379,291	20,621,982
Net assets at beginning of year	153,002,273	20,622,982	1,000

Net assets at end of year (including distribution in excess of net investment income and accumulated undistributed net investment income/(loss) of $9,518,341, $(249,177) and $203,132, respectively)	$486,519,913	$153,002,273	$20,622,982

Net asset value per common share	$8.97	$9.18	$8.96
Common shares outstanding, beginning of year	16,663,500	2,300,573	—
Issuance of common shares	36,646,905	14,141,784	2,300,573
Issuance of common shares pursuant to distribution reinvestment plan	1,428,312	230,611	—
Repurchase of common shares	(478,393)	(9,468)	—

Common shares outstanding, end of year	54,260,324	16,663,500	2,300,573

DIVIDENDS DECLARED PER COMMON SHARE	$0.80	$0.80	$0.40

See accompanying notes to the consolidated financial statements.

Sierra Income Corporation

Consolidated Statements of Cash Flows

	For the year ended December 31,
	2014	2013	2012
Cash flows from operating activities
NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS	$14,052,250	$6,280,786	$493,170
ADJUSTMENT TO RECONCILE NET INCREASE/(DECREASE) IN NET ASSETS FROM OPERATIONS TO NET CASH USED IN OPERATING ACTIVITIES
Paid-in-kind interest income	(382,780)	(580)	(3,911)
Net amortization of premium on investments	(259,197)	35,451	52,416
Amortization of deferred financing costs	(1,525,543)	(1,150,139)	—
Net realized (gain)/loss on investments	(623,653)	57,893	(22,298)
Net change in unrealized appreciation/(depreciation) on investments	4,522,685	(488,421)	19,160
Net change in unrealized appreciation/(depreciation) on total return swap (Note 5)	8,002,993	(351,396)	—
Purchases, originations and participations	(608,324,075)	(145,799,374)	(39,612,584)
Proceeds from sale of investments and principal repayments	125,953,464	38,973,705	8,987,006
(Increase)/decrease in operating assets:
Cash collateral on total return swap (Note 5)	(50,171,769)	(6,706,159)	—
Unsettled trades receivable	71,609	(496,250)	—
Due from affiliate	(4,402,941)	(1,778,175)	(814,814)
Interest receivable	(3,224,477)	(1,204,491)	(784,637)
Receivable due on total return swap (Note 5)	(940,265)	(155,317)	—
Prepaid expenses and other assets	(94,042)	(15,026)	(8,949)
Increase/(decrease) in operating liabilities:
Unsettled trades payable	1,442,500	15,492,500	—
Management fee payable	2,456,732	643,338	171,317
Accounts payable and accrued expenses	1,931,950	31,532	464,361
Provisional Incentive fee	(182,989)	182,361	628
Administrator fees payable	297,896	23,703	128,459
Interest payable	615,442	22,226	10,829
Directors fee	—	(40,081)	40,081
Deferred tax liability	86,600	—	—
Due to affiliate	1,541,426	(22,616)	55,927

NET CASH USED IN OPERATING ACTIVITIES	(509,156,184)	(96,464,530)	(30,823,839)

Cash flows from financing activities
Borrowings under revolving credit facility	321,500,000	16,000,000	—
Repayments of revolving credit facility	(101,000,000)	—	—
Borrowings under prime broker margin account	—	(17,345,794)	17,345,794
Proceeds from issuance of common stock, net of underwriting costs	339,513,689	130,100,012	20,685,944
Payment of cash dividends	(15,631,945)	(3,915,000)	(557,132)
Repurchase of common shares	(4,416,354)	(86,507)	—

NET CASH PROVIDED BY FINANCING ACTIVITIES	539,965,390	124,752,711	37,474,606

TOTAL INCREASE/(DECREASE) IN CASH	30,809,206	28,288,181	6,650,767
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	34,939,948	6,651,767	1,000

CASH AND CASH EQUIVALENTS AT END OF YEAR	$65,749,154	$34,939,948	$6,651,767

Supplemental Information
Cash paid during the year for interest	$2,522,947	$157,279	$47,529
Supplemental non-cash information
Paid-in-kind interest income	$382,780	$580	$3,911
Amortization of deferred financing costs	$1,525,543	$1,150,139	$—
Net amortization of premium on investments	$259,197	$(35,451)	$(52,416)
Issuance of common shares in connection with distribution reinvestment plan	$13,160,550	$2,117,061	$80,198

See accompanying notes to the consolidated financial statements.

Sierra Income Corporation

Consolidated Schedule of Investments

As of December 31, 2014

Company(1)	Industry	Type of Investment	Maturity	Par/Share Amount	Cost	Fair Value	% of Net Assets(2)
Non-controlled/non-affiliated investments – 126.8%
AAR Intermediate Holdings, LLC	Oil and Gas	Senior Secured First Lien Term Loans
		LIBOR + 12.000%, 1.000% Floor(3)(4)	6/30/2015	$1,006,234	$1,006,234	$997,872	0.2%
		Senior Secured First Lien Term Loans LIBOR + 12.000%, 1.000% Floor(3)(4)	3/30/2019	11,697,470	10,938,261	10,703,771	2.2%
		Warrants to purchase 1.98% of outstanding company equity(4)(5)	3/30/2019	790,778	790,778	598,870	0.1%

				13,494,482	12,735,273	12,300,513
ALG USA Holdings, Inc.	Leisure, Amusement,	Senior Secured Second Lien Term Loans
	Motion Pictures, and Entertainment	LIBOR + 9.000%, 1.250% Floor(6)	2/28/2020	2,000,000	1,967,491	2,011,269	0.4%

				2,000,000	1,967,491	2,011,269
Allen Edmonds Corp.	Retail Stores	Senior Secured Second Lien Term Loans
		LIBOR + 9.000%, 1.000% Floor(3)(4)	5/27/2019	7,000,000	7,000,000	7,070,000	1.5%

				7,000,000	7,000,000	7,070,000
AM3 Pinnacle Corporation	Telecommunications	Senior Secured First Lien Term Loans
		10.000%(4)(7)	10/22/2018	6,533,857	6,533,857	6,533,857	1.3%

				6,533,857	6,533,857	6,533,857
American Pacific Corp.	Chemicals, Plastics,	Senior Secured First Lien Term Loans
	and Rubber	LIBOR + 6.000%, 1.000% Floor(6)	2/27/2019	7,940,000	7,888,650	8,056,333	1.7%

				7,940,000	7,888,650	8,056,333
Anaren, Inc.	Aerospace and Defense	Senior Secured Second Lien Term Loans LIBOR + 8.250%, 1.000% Floor(6)	8/18/2021	10,000,000	9,908,218	9,935,749	2.0%

				10,000,000	9,908,218	9,935,749
Ascensus, Inc.	Finance	Senior Secured Second Lien Term Loans LIBOR + 8.000%, 1.000% Floor(6)	12/2/2020	4,000,000	3,948,926	4,000,000	0.8%

				4,000,000	3,948,926	4,000,000
Associated Asphalt Partners, LLC	Chemicals, Plastics,	Senior Secured First
	and Rubber	Lien Notes 8.500%(8)	2/15/2018	2,000,000	2,013,443	1,993,534	0.4%

				2,000,000	2,013,443	1,993,534
Asurion Corp.(9)	Insurance	Senior Secured Second Lien Term Loans LIBOR + 7.500%, 1.000% Floor(6)	3/3/2021	7,000,000	6,935,000	7,000,000	1.4%

				7,000,000	6,935,000	7,000,000

Company(1)	Industry	Type of Investment	Maturity	Par/Share Amount	Cost	Fair Value	% of Net Assets(2)
Atrium Innovations, Inc.(10)	Healthcare,	Senior Secured Second Lien Term Loans
	Education, and Childcare	LIBOR + 6.750%, 1.000% Floor(6)	8/13/2021	5,000,000	4,977,296	4,743,856	1.0%

				5,000,000	4,977,296	4,743,856
Bennu Oil & Gas, LLC	Oil and Gas	Senior Secured Second Lien Term Loans
		LIBOR + 7.500%, 1.250% Floor(6)	11/1/2018	5,525,389	5,520,837	4,570,180	0.9%

				5,525,389	5,520,837	4,570,180
Birch Communications, Inc.	Telecommunications	Senior Secured First Lien Term Loans
		LIBOR + 6.750%, 1.000% Floor(3)(4)	7/18/2020	14,572,917	14,300,451	14,042,615	2.9%

				14,572,917	14,300,451	14,042,615
Brundage-Bone Concrete Pumping, Inc.	Buildings and Real	Senior Secured First
	Estate	Lien Notes 10.375%(8)	9/1/2021	7,500,000	7,641,129	7,600,484	1.6%

				7,500,000	7,641,129	7,600,484
Charming Charlie, Inc.	Retail Stores	Senior Secured First Lien Term Loans
		LIBOR + 8.000%, 1.000% Floor(6)	12/24/2019	8,945,242	8,963,787	9,034,694	1.9%

				8,945,242	8,963,787	9,034,694
Collective Brands Finance, Inc.(9)(10)	Retail Stores	Senior Secured Second Lien Term Loans LIBOR + 7.500%, 1.000% Floor(6)	3/11/2022	6,000,000	6,018,670	5,669,782	1.2%

				6,000,000	6,018,670	5,669,782
Contmid, Inc.	Automobile	Senior Secured Second Lien Term Loans LIBOR + 9.000%, 1.000% Floor(3)(4)	10/25/2019	14,317,924	14,317,924	14,317,924	2.9%

				14,317,924	14,317,924	14,317,924
ConvergeOne Holdings Corporation	Telecommunications	Senior Secured Second Lien Term Loans
		LIBOR + 8.000%, 1.000% Floor(3)(4)	6/17/2021	12,500,000	12,381,463	12,312,750	2.5%

				12,500,000	12,381,463	12,312,750
Cornerstone Chemical Company	Chemicals, Plastics,	Senior Secured First
	and Rubber	Lien Notes(8)(11)	3/15/2018	2,500,000	2,587,841	2,550,000	0.5%

				2,500,000	2,587,841	2,550,000
CP Opco, LLC	Leisure, Amusement, Motion Pictures, and Entertainment	Senior Secured First Lien Term Loans LIBOR + 6.750%, 1.000% Floor(4)(6)	9/30/2020	8,000,000	8,000,000	8,000,000	1.6%

				8,000,000	8,000,000	8,000,000
CRGT, Inc.	Diversified/Conglomerate Service	Senior Secured First Lien Term Loans LIBOR + 6.500%, 1.000% Floor(4)(6)	12/19/2020	10,000,000	10,000,000	10,000,000	2.1%

				10,000,000	10,000,000	10,000,000
Deltek, Inc.	Electronics	Senior Secured Second Lien Term Loans LIBOR + 8.750%, 1.250% Floor(6)	10/10/2019	3,000,000	2,981,523	3,060,000	0.6%

				3,000,000	2,981,523	3,060,000

Company(1)	Industry	Type of Investment	Maturity	Par/Share Amount	Cost	Fair Value	% of Net Assets(2)
Drew Marine Partners LP	Cargo Transport	Senior Secured Second Lien Term Loans
		LIBOR + 7.000%, 1.000% Floor(6)	5/19/2021	10,000,000	10,078,927	10,033,409	2.1%

				10,000,000	10,078,927	10,033,409
Dynamic Energy Services International, LLC	Oil and Gas	Senior Secured First Lien Term Loans
		LIBOR + 8.500%, 1.000% Floor(3)(4)	3/6/2018	9,625,000	9,625,000	9,338,439	1.9%

				9,625,000	9,625,000	9,338,439
EarthLink, Inc.(10)	Telecommunications	Senior Secured First
		Lien Notes 7.375%(8)(11)	6/1/2020	2,450,000	2,439,171	2,462,250	0.5%

				2,450,000	2,439,171	2,462,250
Encompass Digital Media, Inc.(9)	Broadcasting and	Senior Secured Second Lien Term Loans
	Entertainment	LIBOR + 7.750%, 1.000% Floor(6)	6/6/2022	1,500,000	1,486,019	1,500,568	0.3%

				1,500,000	1,486,019	1,500,568
F.H.G. Corp.	Healthcare, Education, and	Senior Secured First Lien Term Loans
	Childcare	LIBOR + 9.500%, 1.000% Floor(3)(4)	4/28/2019	15,000,000	15,000,000	14,880,354	3.1%

				15,000,000	15,000,000	14,880,354
F.H.G. Corp. Cornerstone Research	Healthcare,	Common Stock(4)(5)
	Education, and Childcare			288	300,000	63,169	0.0%

				288	300,000	63,169
Flexera Software, Inc.(9)	Electronics	Senior Secured Second Lien Term Loans
		LIBOR + 7.000%, 1.000% Floor(6)	4/2/2021	5,000,000	5,018,504	4,852,592	1.0%

				5,000,000	5,018,504	4,852,592
Gastar Exploration USA, Inc.(10)	Oil and Gas	Senior Secured First
		Lien Notes 8.625%(8)(11)	5/15/2018	5,400,000	5,413,659	4,731,750	1.0%

				5,400,000	5,413,659	4,731,750
Genex Services, Inc.(9)	Insurance	Senior Secured Second Lien Term Loans
		LIBOR + 7.750%, 1.000% Floor(6)	5/30/2022	9,500,000	9,531,763	9,299,753	1.9%

				9,500,000	9,531,763	9,299,753
Green Field Energy Services, Inc.	Oil and Gas	Senior Secured First Lien Notes 13.000%(4)(8)(12)	11/15/2016	766,616	755,260	237,651	0.1%
		Warrants/Equity(4)(5)	11/15/2021	709	29,000	—	0.0%

				767,325	784,260	237,651
GTCR Valor Companies, Inc.	Electronics	Senior Secured First Lien Term Loans
		LIBOR + 5.000%, 1.000% Floor(6)	5/30/2021	7,968,616	7,892,569	7,788,079	1.6%

Company(1)	Industry	Type of Investment	Maturity	Par/Share Amount	Cost	Fair Value	% of Net Assets(2)
		Senior Secured Second Lien Term Loans LIBOR + 8.500%, 1.000% Floor(6)	11/30/2021	4,000,000	3,961,852	3,914,693	0.8%

				11,968,616	11,854,421	11,702,772
HBC Holdings, LLC	Diversified/ Conglomerate	Senior Secured First Lien Term Loans
	Service	LIBOR + 5.750%, 1.000% Floor(4)(6)	3/30/2020	14,962,500	14,962,500	14,962,500	3.1%

				14,962,500	14,962,500	14,962,500
Hill International, Inc.	Buildings and Real	Senior Secured First Lien Term Loans
	Estate	LIBOR + 6.750%, 1.000% Floor(4)(6)	9/25/2020	16,957,500	16,957,500	16,957,457	3.5%

				16,957,500	16,957,500	16,957,457
Holland Acquisition Corp.	Oil and Gas	Senior Secured First Lien Term Loans
		LIBOR + 9.000%, 1.000% Floor(6)	5/29/2018	5,000,000	4,921,900	4,599,148	0.9%

				5,000,000	4,921,900	4,599,148
Ignite Restaurant Group, Inc.	Personal, Food, and	Senior Secured First Lien Term Loans
	Miscellaneous Services	LIBOR + 7.000%, 1.000% Floor(6)	2/13/2019	11,970,000	11,799,221	11,970,000	2.5%

				11,970,000	11,799,221	11,970,000
Integra Telecom, Inc.	Telecommunications	Senior Secured Second Lien Term Loans
		LIBOR + 8.500%, 1.250% Floor(3)(4)	2/22/2020	735,455	733,682	728,204	0.2%

				735,455	733,682	728,204
Interface Security Systems, Inc.	Electronics	Senior Secured First Lien Notes 9.250%(4)(8)	1/15/2018	3,417,000	3,463,712	3,484,637	0.7%

				3,417,000	3,463,712	3,484,637
IronGate Energy Services, LLC	Oil and Gas	Senior Secured First Lien Notes 11.000%(8)	7/1/2018	3,000,000	2,957,768	2,588,307	0.5%

				3,000,000	2,957,768	2,588,307
Isola USA(9)	Electronics	Senior Secured First
		Lien Term Loans LIBOR + 8.250%, 1.000% Floor(6)	11/29/2018	5,874,528	5,999,752	5,931,034	1.2%

				5,874,528	5,999,752	5,931,034
JAC Holdings Corp.	Automobile	Senior Secured First Lien Notes 11.500%(4)(8)	10/1/2019	12,000,000	12,000,000	12,000,000	2.5%

				12,000,000	12,000,000	12,000,000
Jordan Reses Supply Company LLC	Healthcare,	Senior Secured Second Lien Term Loans
	Education, and Childcare	LIBOR + 11.000%, 1.000% Floor(3)(4)	4/24/2020	5,000,000	5,000,000	5,000,000	1.0%

				5,000,000	5,000,000	5,000,000
Kik Custom Products, Inc.	Healthcare,	Senior Secured Second Lien Term Loans
	Education, and Childcare	LIBOR + 8.250%, 1.250% Floor(13)	10/29/2019	5,000,000	4,991,433	5,006,500	1.0%

				5,000,000	4,991,433	5,006,500
Linc Energy Finance (USA), Inc.	Oil and Gas	Senior Secured Second
		Lien Notes 12.500%(4)(8)	10/31/2017	500,000	498,615	504,137	0.1%

Company(1)	Industry	Type of Investment	Maturity	Par/Share Amount	Cost	Fair Value	% of Net Assets(2)
		Senior Secured Second Lien Notes 12.500%(4)	10/31/2017	500,000	487,623	504,137	0.1%

				1,000,000	986,238	1,008,274
Liquidnet Holdings, Inc.	Finance	Senior Secured First Lien Term Loans
		LIBOR + 6.750%, 1.000% Floor(6)	5/22/2019	6,825,000	6,732,689	6,564,518	1.4%

				6,825,000	6,732,689	6,564,518
Livingston International, Inc.(9)(10)	Cargo Transport	Senior Secured Second Lien Term Loans
		LIBOR + 7.750%, 1.250% Floor(6)	4/18/2020	2,658,504	2,654,268	2,555,694	0.5%

				2,658,504	2,654,268	2,555,694
LTCG Holdings Corp.	Healthcare,	Senior Secured Second Lien Term Loans
	Education, and Childcare	LIBOR + 5.000%, 1.000% Floor(6)	6/6/2020	3,900,000	3,882,146	3,912,136	0.8%

				3,900,000	3,882,146	3,912,136
Miller Heiman, Inc.	Diversified/Conglomerate Service	Senior Secured First Lien Term Loans LIBOR + 5.750%, 1.000% Floor(6)	9/30/2019	24,687,500	24,687,500	24,687,500	5.1%

				24,687,500	24,687,500	24,687,500
Nation Safe Drivers Holdings, Inc.	Insurance	Senior Secured Second Lien Term Loans
		LIBOR + 8.000%, 2.000% Floor(4)(6)(7)	9/29/2020	18,236,058	18,236,058	18,236,058	3.8%

				18,236,058	18,236,058	18,236,058
New Media Holdings II, LLC	Printing and	Senior Secured First Lien Term Loans
	Publishing	LIBOR + 6.250%, 1.000% Floor(6)	6/4/2020	12,437,500	12,437,500	12,437,500	2.6%

				12,437,500	12,437,500	12,437,500
Newpage Corp.	Containers, Packaging, and Glass	Senior Secured First Lien Term Loans LIBOR + 8.250%, 1.250% Floor(6)	2/11/2021	10,000,000	9,879,551	10,059,144	2.1%

				10,000,000	9,879,551	10,059,144
Northern Lights Midco, LLC	Finance	Senior Secured First Lien Term Loans
		LIBOR + 9.500%, 1.500% Floor(3)(4)	11/21/2019	4,700,000	4,700,000	4,700,000	1.0%

				4,700,000	4,700,000	4,700,000
Northstar Aerospace, Inc.	Aerospace and Defense	Senior Secured First Lien Notes 10.250%(4)(8)	10/15/2019	15,000,000	15,000,000	15,000,000	3.1%

				15,000,000	15,000,000	15,000,000
OH Acquisition, LLC	Finance	Senior Secured First Lien Term Loans
		LIBOR + 6.250%, 1.000% Floor(3)	8/29/2019	7,481,250	7,446,184	7,443,844	1.5%

				7,481,250	7,446,184	7,443,844
Omnitracs, Inc.	Electronics	Senior Secured Second Lien Term Loans LIBOR + 7.750%, 1.000% Floor(6)	5/25/2021	7,000,000	7,014,550	7,007,467	1.4%

				7,000,000	7,014,550	7,007,467

Company(1)	Industry	Type of Investment	Maturity	Par/Share Amount	Cost	Fair Value	% of Net Assets(2)
Oxford Mining Company, LLC	Mining, Steel, Iron,	Senior Secured First Lien Term Loans
	and Nonprecious Metals	LIBOR + 8.500%, 0.750% Floor, 3% PIK(4)(6)(7)	12/31/2018	11,864,407	11,864,407	11,864,407	2.4%

				11,864,407	11,864,407	11,864,407
Pegasus Solutions, Inc.	Diversified/	Senior Secured First Lien Term Loans
	Conglomerate Service	LIBOR + 9.000%, 1.500% Floor(3)(4)(7)	5/10/2017	—	—	—	0.0%
		Senior Secured First Lien Term Loans LIBOR + 9.000%, 1.500% Floor(3)(4)	2/10/2018	3,593,304	3,593,304	3,593,304	0.7%
		Senior Secured First Lien Term Loans LIBOR + 9.000%, 1.500% Floor, PIK(3)(4)	11/10/2020	19,523,809	19,523,809	19,523,809	4.0%
		Warrants to purchase 4.2% of the outstanding equity(4)(5)	02/10/2018	769,231	769,231	769,231	0.2%

				23,886,344	23,886,344	23,886,344
Reddy Ice Group, Inc.	Beverage, Food, and	Senior Secured Second Lien Term Loans
	Tobacco	LIBOR + 9.500%, 1.250% Floor(3)(4)	10/1/2019	2,000,000	2,000,000	1,866,703	0.4%

				2,000,000	2,000,000	1,866,703
Response Team Holdings, LLC	Buildings and Real	Preferred Equity 12%(4)(5)		3,046,179	2,788,771	2,906,831	0.6%
	Estate	Senior Secured First Lien Term Loans LIBOR + 8.500%, 2.000% Floor, 1% PIK(3)(4)	3/28/2019	15,206,579	15,206,579	15,287,086	3.1%
		Warrants to purchase 3.70% of the outstanding common units(4)(5)	3/28/2019	257,407	257,407	596,258	0.1%

				18,510,165	18,252,757	18,790,175
School Specialty, Inc.	Healthcare,	Senior Secured First Lien Term Loans
	Education, and Childcare	LIBOR + 8.500%, 1.000% Floor(6)	6/11/2019	10,895,272	10,815,266	10,901,620	2.2%

				10,895,272	10,815,266	10,901,620
Securus Technologies, Inc.	Telecommunications	Senior Secured Second Lien Term Loans
		LIBOR + 7.750%, 1.250% Floor(6)	4/30/2021	2,000,000	1,984,030	1,997,903	0.4%

				2,000,000	1,984,030	1,997,903
Sizzling Platter, LLC	Personal, Food, and	Senior Secured Second Lien Term Loans
	Miscellaneous Services	LIBOR + 7.500%, 1.000% Floor(6)	4/28/2019	15,000,000	15,000,000	15,303,157	3.1%

				15,000,000	15,000,000	15,303,157
Survey Sampling International, LLC	Diversified/	Senior Secured Second Lien Term Loans
	Conglomerate Service	LIBOR + 9.000%, 1.000% Floor(6)	12/16/2021	24,000,000	24,000,000	24,000,000	5.0%

				24,000,000	24,000,000	24,000,000

Company(1)	Industry	Type of Investment	Maturity	Par/Share Amount	Cost	Fair Value	% of Net Assets(2)
Tempel Steel Company	Mining, Steel, Iron,	Senior Secured First
	and Nonprecious Metals	Lien Notes 12.000%(4)(8)(11)	8/15/2016	1,115,000	1,108,838	1,050,887	0.2%

				1,115,000	1,108,838	1,050,887
TGI Friday’s, Inc.	Personal, Food, and	Senior Secured Second Lien Term Loans
	Miscellaneous Services	LIBOR + 8.250%, 1.000% Floor(4)(6)	7/15/2021	15,000,000	14,786,434	14,594,273	3.0%

				15,000,000	14,786,434	14,594,273
Tourico Holidays, Inc.	Hotels, Motels, Inns,	Senior Secured First Lien Term Loans
	and Gaming	LIBOR + 7.500%, 1.000% Floor(3)	11/5/2018	15,000,000	15,000,000	15,000,000	3.1%

				15,000,000	15,000,000	15,000,000
Travelclick, Inc.(9)	Hotels, Motels, Inns,	Senior Secured Second Lien Term Loans
	and Gaming	LIBOR + 7.750%, 1.000% Floor(6)	11/6/2021	6,000,000	5,915,121	5,808,540	1.2%

				6,000,000	5,915,121	5,808,540
True Religion Apparel, Inc.	Personal	Senior Secured Second
	and Nondurable	Lien Term Loans
	Consumer Products (Manufacturing Only)	LIBOR + 10.000%, 1.000% Floor(13)	1/30/2020	4,000,000	3,854,021	3,758,756	0.8%

				4,000,000	3,854,021	3,758,756
U.S. Well Services, LLC(10)	Oil and Gas	Warrants/Equity(5)	2/15/2019	1,731	173	227,107	0.0%

				1,731	173	227,107
Valence Surface Technologies, Inc.	Chemicals, Plastics,	Senior Secured First Lien Term Loans
	and Rubber	LIBOR + 5.500%, 1.000% Floor(3)	6/12/2019	9,874,459	9,808,191	9,751,900	2.0%

				9,874,459	9,808,191	9,751,900
Velocity Pooling Vehicle, LLC	Automobile	Senior Secured Second Lien Term Loans
		LIBOR + 7.250%, 1.000% Floor(3)(4)	5/14/2022	20,625,000	17,904,357	18,098,444	3.7%

				20,625,000	17,904,357	18,098,444
Vestcom International, Inc.	Diversified/	Senior Secured Second Lien Term Loans
	Conglomerate Service	LIBOR + 7.750%, 1.000% Floor(13)	9/30/2022	5,000,000	5,000,000	5,000,000	1.0%

				5,000,000	5,000,000	5,000,000
YP LLC(9)	Diversified/	Senior Secured First Lien Term Loans
	Conglomerate Service	LIBOR + 6.750%, 1.250% Floor(6)	6/4/2018	4,260,870	4,301,734	4,268,708	0.9%

				4,260,870	4,301,734	4,268,708
Z Gallerie, LLC	Retail Stores	Senior Secured First Lien Term Loans LIBOR + 6.500%, 1.000% Floor(13)	10/8/2020	10,000,000	9,889,189	10,000,000	2.1%

				10,000,000	9,889,189	10,000,000
Total non-controlled/non-affiliated investments					$620,968,517	$616,915,093	126.8%

Company(1)	Industry	Type of Investment	Maturity	Par/Share Amount	Cost	Fair Value	% of Net Assets(2)
Money market fund – 3.9%
Federated Prime Obligations Fund				$19,032,637	$19,032,637	$19,032,637	3.9%

Total money market fund					$19,032,637	$19,032,637	3.9%

Derivative Instrument - Long Exposure					Notional Amount	Unrealized Appreciation (Depreciation)
Total return swap with Citibank, N.A. (Note 5)		Total Return Swap			$209,523,834	$(7,651,597)

					$209,523,834	$(7,651,597)

(1)	All of our investments are domiciled in the United States except for Atrium Innovations, Inc. and Livingston International, Inc. which are domiciled in Canada. All investments are denominated in USD.
(2)	Percentage is based on net assets of $486,519,913 as of December 31, 2014.
(3)

The interest rate on these loans is subject to a base rate plus 1M LIBOR, which at December 31, 2014 was 0.17%. As the interest rate is subject to a minimum LIBOR floor which was greater than the 1M LIBOR rate at December 31, 2014, the prevailing rate in effect at December 31, 2014 was the base rate plus the LIBOR floor.

(4)	An affiliated fund that is managed by an affiliate of SIC Advisors LLC also holds an investment in this security.
(5)	Security is non-income producing.
(6)

The interest rate on these loans is subject to a base rate plus 3M LIBOR, which at December 31, 2014 was 0.26%. As the interest rate is subject to a minimum LIBOR floor which was greater than the 3M LIBOR rate at December 31, 2014, the prevailing rate in effect at December 31, 2014 was the base rate plus the LIBOR floor.

(7)	The investment has an unfunded commitment as of December 31, 2014 which is excluded from the presentation (see Note 11). Fair value includes an analysis of the unfunded commitment.
(8)

Securities are exempt from registration under Rule 144A of the Securities Act of 1933. These securities represent a fair value of $54,203,637 and 11.2% of net assets as of December 31, 2014 and are considered restricted.

(9)

Security is also held in the underlying portfolio of the total return swap with Citibank, N.A. (see Note 5). The Company’s total commitment to Asurion Corp., Collective Brands Finance, Inc., Encompass Digital Media, Inc., Flexera Software, Inc., Genex Services, Inc., Isola USA, Livingston International, Inc., Travelclick, Inc., and YP LLC is $16,896,070 or 3.5%, $11,617,395 or 2.4%, $6,463,131 or 1.3%, $7,119,467 or 1.5%, $11,284,778 or 2.3%, 9,797,159 or 2.0%, $4,525,137 or 0.9%, $20,622,355 or 4.2%, 8,561,534 or 1.8%, respectively, of Net Assets as of December 31, 2014.

(10)	The investment is not a qualifying asset under Section 55 of the Investment Company Act of 1940, as amended. Non-qualifying assets represent 3.3% of the Company’s portfolio at fair value.
(11)	Represents securities in Level 2 in the ASC 820 table (see Note 4).
(12)	The investment was on non-accrual status as of December 31, 2014.
(13)

The interest rate on these loans is subject to a base rate plus 6M LIBOR, which at December 31, 2014 was 0.36%. As the interest rate is subject to a minimum LIBOR floor which was greater than the 6M LIBOR rate at December 31, 2014, the prevailing rate in effect at December 31, 2014 was the base rate plus the LIBOR floor.

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

December 31, 2014

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

On April 17, 2012, the Company successfully reached its minimum escrow requirement and officially commenced operations by issuing 1,108,033 shares of common stock to SIC Advisors for gross proceeds of $10,000,000. The Company’s offering period is currently scheduled to terminate on April 17, 2016, unless further extended. Since commencing its operations, the Company has sold a total of 54,260,324 shares of common stock, which includes shares issued as part of the distribution reinvestment plan (see Note 13), for total proceeds of $550.1 million, which includes the shares sold to SIC Advisors. The proceeds from the issuance of common stock are presented in the Company’s consolidated statements of changes in net assets and consolidated statements of cash flows and are presented net of selling commissions and dealer manager fees.

On August 15, 2013, the Company formed Arbor Funding LLC, a wholly-owned financing subsidiary (see Note 6).

On June 18, 2014, the Company formed Alpine Funding LLC, a wholly-owned financing subsidiary (see Note 6).

The Company has formed and expects to continue to form certain taxable subsidiaries (the “Taxable Subsidiaries”), which are taxed as corporations for federal income tax purposes. These Taxable Subsidiaries allow the Company to hold equity securities of portfolio companies organized as pass-through entities while continuing to satisfy the requirements of a RIC under the Code.

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

Note 2. Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements have been prepared on the accrual basis of accounting in conformity with U.S. generally accepted accounting principles (“GAAP”) and includes the accounts of the Company and its wholly-owned subsidiaries, Alpine Funding LLC, Arbor Funding LLC, and the Taxable Subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. Additionally, the accompanying consolidated financial statements of the Company and related financial information have been prepared pursuant to the requirements for reporting on Form 10-K of Regulation S-X. In the opinion of management, the financial results included herein contain all adjustments and reclassifications that are necessary for the fair presentation of financial statements for the periods included herein. The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries.

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

Deferred Financing Costs

Financing costs, incurred in connection with the Company’s credit facilities (discussed in Note 6), are deferred and amortized over the life of each facility, respectively.

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

Revenue Recognition

Interest income, adjusted for amortization of premiums and accretion of discounts, is recorded on an accrual basis. The Company records amortized or accreted discounts or premiums as interest income using the effective interest method. Dividend income, if any, is recognized on an accrual basis to the extent that the Company expects to collect such amount.

Origination/closing, amendment and transaction break-up fees associated with investments in portfolio companies are recognized as income in the period that the Company becomes entitled to such fees. Other fees related to loan administration requirements are capitalized as deferred revenue and recorded into income over the respective period.

Prepayment penalties received by the Company for debt instruments paid back to the Company prior to the maturity date are recorded as income upon receipt.

The Company holds debt investments in its portfolio that contain a payment-in-kind (“PIK”) interest provision. PIK interest, which represents contractually deferred interest added to the investment balance that is generally due at maturity, is recorded on the accrual basis to the extent such amounts are expected to be collected. PIK interest is not accrued if the Company does not expect the issuer to be able to pay all principal and interest when due. For the years ended December 31, 2014, 2013, and 2012 the Company earned $382,780, $580, and $3,911 in PIK interest, respectively.

Investment transactions are accounted for on a trade-date basis. Realized gains or losses on investments are measured by the difference between the net proceeds from the disposition and the amortized cost basis of investment, without regard to unrealized gains or losses previously recognized. The Company reports changes in fair value of investments that are measured at fair value as a component of the net change in unrealized appreciation/(depreciation) on investments in the consolidated statements of operations. For total return swap transactions (discussed in Note 5), periodic payments are received or made at the end of each settlement period, but prior to settlement are recorded as realized gains or losses on total return swap in the consolidated statements of operations.

Management reviews all loans that become 90 days or more past due on principal and interest or when there is reasonable doubt that principal or interest will be collected for possible placement on management’s designation of non-accrual status. Accrued interest is generally reserved when a loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment regarding collectability. Non-accrual loans are restored to accrual status when past due principal and interest is paid and, in management’s judgment, are likely to remain current, although the Company may make exceptions to this general rule if the loan has sufficient collateral value and is in the process of collection. At December 31, 2014, one portfolio company was on non-accrual status with a fair value of $237,651 or 0.1% of the fair value of the Company’s portfolio. At December 31, 2013, one portfolio company was on non-accrual status with a fair value of $322,745 or 0.2% of the fair value of the Company’s portfolio.

Investment Classification

The Company classifies its investments in accordance with the requirements of the 1940 Act. Under the 1940 Act, the Company would be deemed to “control” a portfolio company if it owns more than 25% of its outstanding voting securities and/or had the power to exercise control over the management or policies of such portfolio company. The Company refers to such investments in portfolio companies that it “controls” as “Controlled Investments.” Under the 1940 Act, the Company would be deemed to be an “Affiliated Person” of a portfolio company if it owns between 5% and 25% of the portfolio company’s outstanding voting securities or if it is under common control with such portfolio company. The Company refers to such investments in Affiliated Persons as “Affiliated Investments.” As of December 31, 2014 and December 31, 2013, the Company has no Controlled Investments or Affiliated Investments.

Valuation of Investments

The Company applies fair value accounting to all of its financial instruments in accordance with the 1940 Act and Accounting Standards Codification (“ASC”) Topic 820 - Fair Value Measurements and Disclosures (“ASC 820”). ASC 820 defines fair value, establishes a framework used to measure fair value and requires disclosures for fair value measurements. In accordance with ASC 820, the Company has categorized its financial instruments carried at fair value, based on the priority of the valuation technique, into a three-level fair value hierarchy as discussed in Note 4. Fair value is a market-based measure considered from the perspective of the market participant who holds the financial instrument rather than an entity specific measure. Therefore, when market assumptions are not readily available, the Company’s own assumptions are set to reflect those that management believes market participants would use in pricing the financial instrument at the measurement date.

Investments for which market quotations are readily available are valued at such market quotations, which are generally obtained from an independent pricing service or multiple broker-dealers or market makers. The Company weighs the use of third-party broker quotes, if any, in determining fair value based on management’s understanding of the level of actual transactions used by the broker to develop the quote and whether the quote was an indicative price or binding offer. However, debt investments with remaining maturities within 60 days that are not credit impaired are valued at cost plus accreted discount, or minus amortized premium, which approximates fair value. Investments for which market quotations are not readily available are valued at fair value as determined by the Company’s board of directors based upon input from management and third party valuation firms. Because these investments are illiquid and because there may not be any directly comparable companies whose financial instruments have observable market values, these loans are valued using a fundamental valuation methodology, consistent with traditional asset pricing standards, that is objective and consistently applied across all loans and through time.

The methodologies utilized by the Company in estimating its fair value of its investments categorized as Level 3 generally fall into the following two categories:

•

The “Market Approach” uses prices and other relevant information generated by market transactions involving identical or comparable (that is, similar) assets, liabilities, or a group of assets and liabilities, such as a business.

•

The “Income Approach” converts future amounts (for example, cash flows or income and expenses) to a single current (that is, discounted) amount. When the income approach is used, the fair value measurement reflects current market expectations about those future amounts.

The Company uses third-party valuation firms to assist the board of directors in the valuation of its portfolio investments. The valuation reports generated by the third-party valuation firms consider the evaluation of financing and sale transactions with third parties, expected cash flows and market based information, including comparable transactions, performance multiples, and movement in yields of debt instruments, among other factors. Based on market data obtained from the third-party valuation firms, the Company uses a combined market yield analysis and an enterprise model of valuation. In applying the market yield analysis, the value of the Company’s loans is determined based upon inputs such as the coupon rate, current market yield, interest rate spreads of similar securities, the stated value of the loan, and the length to maturity. In applying the enterprise model, the Company uses a waterfall analysis which takes into account the specific capital structure of the borrower and the related seniority of the instruments within the borrower’s capital structure into consideration. To estimate the enterprise value of the portfolio company, the Company weighs some or all of the traditional market valuation methods and factors based on the individual circumstances of the portfolio company in order to estimate the enterprise value. The methodologies for performing investments may be based on, among other things: valuations of comparable public companies, recent sales of private and public comparable companies, discounting the forecasted cash flows of the portfolio company, third party valuations of the portfolio company, considering offers from third parties to buy the company, estimating the value to potential strategic buyers and considering the value of recent investments in the equity securities of the portfolio company. For non-performing investments, the Company may estimate the liquidation or collateral value of the portfolio company’s assets and liabilities using an expected recovery model. The Company may estimate the fair value of warrants based on a model such as the Black-Scholes model or simulation models or a combination thereof.

The methodologies and information that the Company utilizes when applying the Market Approach for performing investments includes, among other things:

•	valuations of comparable public companies (Guideline Comparable approach),

•	recent sales of private and public comparable companies (Guideline Comparable approach),

•	recent acquisition prices of the company, debt securities or equity securities (Acquisition Price Approach),

•	external valuations of the portfolio company, offers from third parties to buy the company (Estimated Sales Proceeds approach),

•	subsequent sales made by the company of its investments (Expected Sales Proceeds approach); and

•	estimating the value to potential buyers.

The methodologies and information that the Company utilizes when applying the Income Approach for performing investments includes:

•	discounting the forecasted cash flows of the portfolio company or securities (Discounted Cash Flow “DCF” approach); and

•	Black-Scholes model or simulation models or a combination thereof (Income Approach – Option Model) with respect to the valuation of warrants.

Over-the-counter (“OTC”) derivative contracts, such as total return swaps (discussed in Note 5) are fair valued using models that measure the change in fair value of reference assets underlying the swaps offset against any fees payable to the swap counterparty. The fair values of the reference assets underlying the swaps are determined using similar methods as described above for debt and equity investments where the Company also invests directly in such assets.

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

Fair Value of Financial Instruments

The carrying amounts of certain of the Company’s financial instruments, including cash and accounts payable and accrued expenses, approximate fair value due to their short-term nature. The carrying amounts and fair values of the Company’s long-term obligations are discussed in Note 4.

New Accounting Pronouncements

In June 2013, the FASB issued Accounting Standards Update 2013-08 “Financial Services — Investment Companies (Topic 946) Amendments to the Scope, Measurement, and Disclosure Requirements” (“ASU 2013-08”). ASU 2013-08 clarifies the characteristics of an investment company and requires reporting entities to disclose information about the following items: (i) the type and amount of financial support provided to investee companies, including situations in which the Company assisted an investee in obtaining financial support, (ii) the primary reasons for providing the financial support, (iii) the type and amount of financial support the Company is contractually required to provide to an investee, but has not yet provided, and (iv) the primary reasons for the contractual requirement to provide the financial support. The amendments in ASU 2013-08 are effective for an entity’s interim and annual reporting periods in fiscal years that begin after December 15, 2013. Earlier application is prohibited. We are currently evaluating the impact this accounting standards update will have on our financial statements.

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

The Company’s Taxable Subsidiaries accrue income taxes payable based on the applicable corporate rates on the unrealized gains generated by the investments held by the Taxable Subsidiaries. Such deferred tax liabilities amounted to $86,600 for the year ended December 31, 2014, and are recorded as a component of accounts payable and accrued expenses on the consolidated statements of assets and liabilities. The change in deferred tax liabilities is included as a component of net unrealized appreciation/(depreciation) on investments in the consolidated statements of operations. There were no such deferred tax liabilities for the years ended December 31, 2013 or 2012.

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

Although the Company files federal and state tax returns, the Company’s major tax jurisdiction is federal. The Company’s federal tax returns from inception-to-date remain subject to examination by the Internal Revenue Service.

The Company accounts for income taxes in conformity with ASC Topic 740 - Income Taxes (“ASC 740”). ASC 740 provides guidelines for how uncertain tax positions should be recognized, measured, presented and disclosed in financial statements. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions deemed to meet a “more-likely-than-not” threshold would be recorded as a tax benefit or expense in the current period. The Company recognizes interest and penalties, if any, related to unrecognized tax benefits as income tax expense in the consolidated statements of operations. There were no material uncertain income tax positions at December 31, 2014, December 31, 2013, or December 31, 2012.

Permanent differences between ICTI and net investment income for financial reporting purposes are reclassified among capital accounts in the financial statements to reflect their tax character. Differences in classification may also result from the treatment of short-term gains as ordinary income for tax purposes. During the years ended December 31, 2014, 2013, and 2012, the Company reclassified for book purposes amounts arising from permanent book/tax differences related to the different tax treatment of realized gain/(loss) on swaps, defaulted bonds, and certain fee income as follows:

	As of December 31, 2014	As of December 31, 2013	As of December 31, 2012
Capital in excess of par value	$6,728	$—	$328,132
Accumulated undistributed net investment income (loss)	5,771,555	236,207	(328,132)
Accumulated net realized gain (loss) from investments	(5,778,283)	(236,207)	—

The following table reflects, for tax purposes, the sources of the cash distributions that the Company has paid on its common stock during the years ended December 31, 2014, 2013 and 2012:

	Year ended December 31, 2014		Year Ended December 31, 2013		Year Ended December 31, 2012
Source of Distribution	Distribution Amount(1)	Percentage	Distribution Amount	Percentage	Distribution Amount	Percentage
Return of capital from offering proceeds	$—	—%	$—	—%	$—	—%
Return of capital from borrowings	—	—	—	—	—	—
Ordinary income	20,880,983	72.5	6,032,061	100.0	637,330	100.0
Net realized gain	1,192,159	4.2	—	—	—	—
Return of capital (other)	6,719,353	23.3	—	—	—	—

Distributions on a tax basis:	$28,792,495	100.0%	$6,032,061	100.0%	$637,330	100.0%

For federal income tax purposes, the cost of investments owned at December 31, 2014, 2013, and 2012 was $615,465,538, $137,344,332, and $36,595,644, respectively. For the year ended December 31, 2014, gross unrealized appreciation and depreciation for federal income tax purposes were $2,524,081 and $1,074,526, respectively, resulting in net unrealized depreciation of $1,449,555. For the year ended December 31, 2013, gross unrealized appreciation and depreciation for federal income tax purposes were $1,379,930 and $922,725, respectively, resulting in net unrealized appreciation of $457,205. For the year ended December 31, 2012, gross unrealized appreciation and depreciation for federal income tax purposes were $352,398 and $364,831, respectively, resulting in net unrealized appreciation of $12,433.

At December 31, 2014, 2013, and 2012, the components of distributable earnings on a tax basis detailed below differ from the amounts reflected in the Company’s Consolidated Statements of Assets and Liabilities by temporary and other book/tax differences, primarily relating to the tax treatment of dividends payable, defaulted bonds, outstanding loan fees, mark to market on total return swaps and unamortized upfront fees, as follows:

	As of December 31, 2014	As of December 31, 2013	As of December 31, 2012
Undistributed net investment income	$—	$110,912	$196,405
Accumulated capital gains (losses)	—	—	—
Other temporary differences	(2,315)	3,363	6,727
Post October loss deferrals	(9,376,397)	—	—
Capital loss carryover	—	(138,783)	—
Unrealized appreciation (depreciation)	1,783,789	457,205	(19,160)

Components of tax distributable earnings at year end	$(7,594,923)	$432,697	$183,972

The Company utilized capital loss carryforwards from previous years in the amount of $ 138,783.

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

Note 3. Investments

The following table shows the composition of the Company’s portfolio investments by industry classification at fair value at December 31, 2014:

	Fair Value	Percentage
Diversified/Conglomerate Service	$106,805,052	17.3%
Healthcare, Education, and Childcare	44,507,635	7.2%
Automobile	44,416,368	7.2%
Buildings and Real Estate	43,348,116	7.0%
Personal, Food, and Miscellaneous Services	41,867,430	6.8%
Oil and Gas	39,601,369	6.4%
Telecommunications	38,077,579	6.2%
Electronics	36,038,502	5.9%
Insurance	34,535,811	5.6%
Retail Stores	31,774,476	5.2%
Aerospace and Defense	24,935,749	4.0%
Finance	22,708,362	3.7%
Chemicals, Plastics, and Rubber	22,351,767	3.6%
Hotels, Motels, Inns, and Gaming	20,808,540	3.4%
Mining, Steel, Iron, and Nonprecious Metals	12,915,294	2.1%
Cargo Transport	12,589,103	2.0%
Printing and Publishing	12,437,500	2.0%
Containers, Packaging, and Glass	10,059,144	1.6%
Leisure, Amusement, Motion Pictures, and Entertainment	10,011,269	1.6%
Personal and Nondurable Consumer Products (Manufacturing Only)	3,758,756	0.6%
Beverage, Food, and Tobacco	1,866,703	0.3%
Broadcasting and Entertainment	1,500,568	0.3%

Total	$616,915,093	100.0%

See Note 5 for industry classifications of the underlying TRS reference assets as of December 31, 2014.

The following table shows the composition of the Company’s portfolio investments by industry classification at fair value at December 31, 2013:

	Fair Value	Percentage
Oil and Gas	$18,862,779	13.7%
Telecommunications	17,073,865	12.4%
Retail Stores	16,995,844	12.3%
Electronics	13,996,099	10.2%
Healthcare, Education, and Childcare	12,307,691	8.9%
Chemicals, Plastics, and Rubber	9,810,000	7.1%
Personal and Nondurable Consumer Products (Manufacturing Only)	9,154,092	6.7%
Finance	6,808,098	4.9%
Automobile	6,119,250	4.4%
Beverage, Food, and Tobacco	5,755,736	4.2%
Cargo Transport	5,677,727	4.1%
Hotels, Motels, Inns, and Gaming	3,056,250	2.2%
Diversified/Conglomerate Service	2,511,528	1.8%
Mining, Steel, Iron, and Nonprecious Metals	2,396,489	1.7%
Broadcasting and Entertainment	2,300,535	1.7%
Aerospace and Defense	2,016,472	1.5%
Leisure, Amusement, Motion Pictures, and Entertainment	2,007,080	1.5%
Grocery	952,002	0.7%

Total	$137,801,537	100.0%

See Note 5 for industry classifications of the underlying TRS reference assets as of December 31, 2013.

The following table summarizes the amortized cost and the fair value of the Company’s portfolio investments as of December 31, 2014:

	Amortized Cost	Percentage	Value	Percentage
Senior secured first lien term loans	$335,675,585	54.0%	$335,182,650	54.3%
Senior secured second lien term loans	223,990,513	36.1	221,863,203	35.9
Senior secured first lien notes	55,380,821	8.9	53,699,500	8.7
Senior secured second lien notes	986,238	0.2	1,008,274	0.2
Warrants/Equity	4,935,360	0.8	5,161,466	0.9

Total	$620,968,517	100.0%	$616,915,093	100.0%

The following table summarizes the amortized cost and the fair value of the Company’s portfolio investments as of December 31, 2013:

	Amortized Cost	Percentage	Fair Value	Percentage
Senior secured first lien term loans	$28,617,156	20.9%	$28,583,326	20.8%
Senior secured first lien notes	47,352,921	34.5	47,427,311	34.4
Senior secured second lien term loans	56,224,549	40.9	56,481,247	41.0
Senior secured second lien notes	5,108,477	3.7	5,254,676	3.8
Warrants/Equity	29,173	—	54,977	—

Total	$137,332,276	100.0%	$137,801,537	100.0%

The following table shows the composition of the Company’s portfolio investments by geography classification at fair value at December 31, 2014:

Geography	Fair Value	Percentage
United States	$609,615,543	98.8%
Canada	7,299,550	1.2

Total	$616,915,093	100.0%

The following table shows the composition of the Company’s portfolio investments by geography classification at fair value at December 31, 2013:

Geography	Fair Value	Percentage
United States	$135,116,448	98.1%
Canada	2,685,089	1.9

Total	$137,801,537	100.0%

In connection with certain of the Company’s investments, the Company receives warrants which are obtained for the objective of increasing the total investment returns and are not held for hedging purposes. At December 31, 2014 and 2013, the total fair value of warrants were $2,191,466 and $54,977, respectively, and were included in investments at fair value on the consolidated statement of assets and liabilities. Total realized and unrealized gains related to warrants for the year ended December 31, 2014 and 2013 were $319,073 and $39,862, respectively and were recorded on the consolidated statement of operations in those accounts. The warrants are received in connection with individual investments and are not subject to master netting arrangements. The Company acquired warrants in 3 portfolio companies during the year ended December 31, 2014.

In June 2013, the FASB issued Accounting Standards Update 2013-08 “Financial Services - Investment Companies (Topic 946) Amendments to the Scope, Measurement, and Disclosure Requirements” (“ASU 2013-08”). ASU 2013-08 clarifies the characteristics of an investment company and requires reporting entities to disclose information about the following items: (i) the type and amount of financial support provided to investee companies, including situations in which the Company assisted an investee in obtaining financial support, (ii) the primary reasons for providing the financial support, (iii) the type and amount of financial support the Company is contractually required to provide to an investee, but has not yet provided, and (iv) the primary reasons for the contractual requirement to provide the financial support. The Company adopted ASU 2013-08 for the fiscal year ending December 31, 2014 as the amendments in ASU 2013-08 are effective for an entity’s interim and annual reporting periods in fiscal years that begin after December 15, 2013.

As part of the Company’s investment objective, in addition to purchasing loans on the secondary market, it makes loans directly to privately-held middle market companies to help provide these companies with capital as the trend of bank consolidation that has occurred over the last 20 years has reduced the amount of capital available for such companies. As of December 31, 2014, the Company held loans it has made directly to 47 investee companies with aggregate principal amounts of $476.4 million. As of December 31, 2013, the Company held loans it has made directly to 28 investee companies with aggregate principal amounts of $80.8 million. During the years ended December 31, 2014, the Company made 39 loans to investee companies, respectively, with aggregate principal amounts of $440.5 million. The details of the Company’s loans have been disclosed on the consolidated schedule of investments as well as in Note 4. In addition to providing loans to investee companies, from time to time the Company assists investee companies in securing financing from other sources by introducing such investee companies to sponsors or by leading a syndicate of lenders to provide the investee companies with financing. During the years ended December 31, 2014 and 2013, the Company did not make any such introductions or lead any syndicates. Affiliates of the Company’s Advisor do not serve as officers or directors of any investee companies or provide managerial direction as part of their roles.

In addition to the loans that the Company has provided, the Company has unfunded commitments to provide additional financings through undrawn term loans or revolving lines of credit. The details of such arrangements are disclosed in Note 11.

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

The following table presents the fair value measurements of the Company’s total investments, by major class according to the fair value hierarchy, as of December 31, 2014:

Type of Investment	Level 1	Level 2	Level 3	Total
Senior secured first lien term loans	$—	$—	$335,182,650	$335,182,650
Senior secured first lien notes	—	10,794,887	42,904,613	53,699,500
Senior secured second lien term loans	—	—	221,863,203	221,863,203
Senior secured second lien notes	—	—	1,008,274	1,008,274
Warrants/Equity	—	—	5,161,466	5,161,466

Total	$—	$10,794,887	$606,120,206	$616,915,093

Derivative Instrument-Long Exposure	Level 1	Level 2	Level 3	Total
Liability
Total return swap with Citibank, N.A.	$—	$—	$7,651,597	$7,651,597

The following table presents the fair value measurements of the Company’s total investments, by major class according to the fair value hierarchy, as of December 31, 2013:

Type of Investment	Level 1	Level 2	Level 3	Total
Senior secured first lien term loans	$—	$—	$28,583,326	$28,583,326
Senior secured first lien notes	—	5,509,312	41,917,999	47,427,311
Senior secured second lien term loans	—	—	56,481,247	56,481,247
Senior secured second lien notes	—	—	5,254,676	5,254,676
Warrants/Equity	—	—	54,977	54,977

Total	$—	$5,509,312	$132,292,225	$137,801,537

Derivative Instrument-Long Exposure	Level 1	Level 2	Level 3	Total
Asset
Total return swap with Citibank, N.A.	$—	$—	$351,396	$351,396

	—	—	351,396	351,396

The following table provides a reconciliation of the beginning and ending balances for total investments that use Level 3 inputs for the year ended December 31, 2014 based off of fair value hierarchy at December 31, 2014:

	Senior Secured First Lien Notes	Senior Secured Second Lien Notes(2)	Senior Secured First Lien Term Loans	Senior Secured Second Lien Term Loans	Warrants/ Equity	Total Return Swap	Total
Balance, December 31, 2013	$40,826,149	$6,346,526	$28,583,326	$56,481,247	$54,977	$351,396	$132,643,621
Purchases	54,677,725	—	380,092,810	227,164,713	4,718,478	—	666,653,726
Sales	(44,270,385)	(5,257,512)	(73,295,027)	(59,601,135)	(80,692)	—	(182,504,751)
Transfers in/(out)	(8,765,921)	—	—	—	—	—	(8,765,921)
Amortization of discount/(premium)	(25,065)	9,741	107,134	232,377	—	—	324,187
Paid-in-kind interest income	—	—	114,379	—	268,401	—	382,780
Net realized gains (losses)	1,387,799	141,943	39,133	(29,992)	—	—	1,538,883
Net change in unrealized appreciation/ (depreciation)	(925,689)	(232,424)	(459,105)	(2,384,007)	200,302	(8,002,993)	(11,803,916)

Balance, December 31, 2014	$42,904,613	$1,008,274	$335,182,650	$221,863,203	$5,161,466	$(7,651,597)	$598,468,609

Change in net unrealized appreciation (depreciation) in investments held as of December 31, 2014(1)	$(612,315)	$(86,225)	$(752,448)	$(2,088,094)	$437,133	$(8,002,993)	$(11,104,942)

(1)	Amount is included in the related amount on investments and derivative instruments in the consolidated statements of operations.
(2)	Includes assets previously classified as senior secured first lien notes.

Transfers between levels of the fair value hierarchy are reported at the beginning of the reporting period in which they occur. During the year ended December 31, 2014, the Company recorded $8,765,921 in transfers from Level 3 to Level 2 due to an increase in observable inputs in market data and no other transfers between levels.

The following table provides a reconciliation of the beginning and ending balances for total investments that use Level 3 inputs for the year ended December 31, 2013 based off of fair value hierarchy at December 31, 2013:

	Senior Secured First Lien Notes	Senior Secured Second Lien Notes	Senior Secured First Lien Term Loans	Senior Secured Second Lien Term Loans	Warrants/ Equity	Total Return Swap	Total
Balance, December 31, 2012	$18,214,286	$4,336,912	$1,962,630	$2,928,247	$15,115	$—	$27,457,190
Purchases	32,361,031	8,413,823	28,305,402	57,666,279	9,021	—	126,755,556
Sales	(8,618,478)	(8,218,562)	(1,665,340)	(4,372,805)	—	—	(22,875,185)
Transfers in	—	1,659,221	—	—	—	—	1,659,221
Transfers out	—	(1,508,330)	—	—	—	—	(1,508,330)
Amortization of discount/(premium)	(70,796)	7,674	3,929	5,556	—	—	(53,637)
Paid-in-kind interest income	—	—	580	—	—	—	580
Net realized gains	(306,571)	422,374	9,955	21,621	—	—	147,379
Net change in unrealized appreciation/ (depreciation)	338,527	141,564	(33,830)	232,349	30,841	351,396	1,060,847

Balance, December 31, 2013	$41,917,999	$5,254,676	$28,583,326	$56,481,247	$54,977	$351,396	$132,643,621

Change in net unrealized appreciation (depreciation) in investments still held as of December 31, 2013 (1)	$79,617	$90,431	$(33,858)	$221,794	$54,803	$351,396	$764,183

(1)	Amount is included in the related amount on investments and derivative instruments in the consolidated statements of operations.

Transfers between levels of the fair value hierarchy are reported at the beginning of the reporting period in which they occur. During the year ended December 31, 2013, the Company recorded $1,508,330 of transfers from Level 3 to Level 2 due to an increase in observable market data and $1,659,221, in transfers from Level 2 to Level 3 due to a decrease in observable market data.

The following table presents the quantitative information about Level 3 fair value measurements of the Company’s total investments, as of December 31, 2014:

	Fair Value	Valuation techniques(1)	Unobservable input(1)	Range (weighted average)
Senior secured first lien term loans	$335,182,650	Income approach (DCF)	Market yield	7.23% - 17.63% (10.60%	)
		Market Approach (Recent Acquisition Price)	Market yield	7.50% -13.03% (10.11%	)
Senior secured first lien notes	$42,904,613	Income approach (DCF)	Market yield	8.50% - 16.30% (11.02%	)
		Enterprise valuation analysis	EBITDA multiple(2) Estimated liquidation proceeds	4.00x - 8.00x (2.00x) $189.1M - $222.4M ($205.8M)
Senior secured second lien term loans	$221,863,203	Income approach (DCF)	Market yield	6.71% -15.27% (10.55%	)
		Market Approach (Recent Acquisition Price)	Recent arms-length transaction	8.50% -10.96% (10.32%	)
Senior secured second lien notes	1,008,274	Income approach (DCF)	Market yield	12.16% -12.16% (12.16%	)
Warrants/Equity	$5,161,466	Enterprise valuation analysis	Estimated liquidation proceeds	—
		Market approach (Guideline Comparable)	EBITDA multiple(2)	3.50x (14.00x	)
		Income Approach (DCF)	EBITDA multiple(2)	13.14% - 13.14% (13.14%	)
Total return swap	$(7,651,597)	Market Approach (Recent Acquisition Price)	Recent arms-length transaction	N/A
		Income approach (DCF)	Market yield of underlying assets	5.84% - 14.87% (8.43%	)

(1)	For purposes of the Company’s description of its valuation techniques in the table above, the prior year presentation has been updated to conform to that of the current year. In the prior year, the Company’s valuation technique of utilizing third party market yields to derive a discount rate in estimating the fair value of our debt investments was described as a market approach as it utilized third party yield data. In the current year, we have re-categorized this technique as an Income Approach (DCF). In the prior year, our valuation technique of estimating the fair value of our investments using EBITDA multiples was categorized as an Enterprise Valuation Analysis. In the current year we have re-categorized this technique as a Market Approach (Guideline Comparable).
(2)	Represents amounts used when the Company has determined that market participants would use such multiples when measuring the fair value of these investments.

The following table presents the quantitative information about Level 3 fair value measurements of the Company’s total investments, as of December 31, 2013:

	Fair Value	Valuation techniques(1)	Unobservable input(1)	Range (weighted average)
Senior secured first lien term loans	$28,583,326	Income approach (DCF)	Market yield	5.66% - 10.51% (9.52%)
Senior secured first lien notes	$41,595,255	Income approach (DCF)	Market yield	7.35% - 15.05% (10.22%)
	$322,744	Enterprise valuation analysis	Estimated liquidation proceeds	$189.0M - $222.4M
				($205.8M)
Senior secured second lien term loans	$56,481,247	Income approach (DCF)	Market yield	8.05% - 11.83% (9.65%)
Senior secured second lien notes	$5,254,676	Income approach (DCF)	Market yield	7.59% - 10.67% (9.23%)
Warrants/Equity	$54,977	Enterprise valuation analysis	EBITDA multiple(2)	5.00x (5.00x)
			Liquidation proceeds	$189.0M - $222.4M
				($205.8M)
Total return swap	$351,396	Income approach (DCF)	Market yield of underlying assets	5.16% - 10.18% (8.49%)

(1)	For purposes of the Company’s description of its valuation techniques in the table above, the prior year presentation has been updated to conform to that of the current year. In the prior year, the Company’s valuation technique of utilizing third party market yields to derive a discount rate in estimating the fair value of our debt investments was described as a market approach as it utilized third party yield data. In the current year, we have re-categorized this technique as an Income Approach (DCF). In the prior year, our valuation technique of estimating the fair value of our investments using EBITDA multiples was categorized as an Enterprise Valuation Analysis. In the current year we have re-categorized this technique as a Market Approach (Guideline Comparable).
(2)	Represents amounts used when the Company has determined that market participants would use such multiples when measuring the fair value of these investments.

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

Arbor is required to pay a minimum usage fee in connection with the TRS of 1.35% on the amount equal to 85% of the average daily unused portion of the maximum amount permitted under the TRS. Such minimum usage fee will not apply during the first 365 days and last 60 days of the term of the TRS. Arbor will also pay Citibank customary fees in connection with the establishment and maintenance of the TRS. During the years ended December 31, 2014 and 2013, Arbor did not pay any minimum usage fees.

Arbor is required to initially cash collateralize a specified percentage of each loan (generally 25% to 35% of the market value of such loan) included under the TRS in accordance with margin requirements described in the Amended TRS Agreement. As of December 31, 2014 and 2013, Arbor has posted $56,877,928 and $6,706,159, respectively, in collateral to Citibank in relation to the TRS which is recorded on the consolidated statements of assets and liabilities as cash collateral on total return swap. Arbor may be required to post additional collateral from time to time as a result of a decline in the mark-to-market value of the portfolio of loans subject to the TRS. The obligations of Arbor under the Amended TRS Agreement are non-recourse to the Company and the Company’s exposure under the Amended TRS Agreement is limited to the value of the Company’s investment in Arbor, which generally equals the value of cash collateral provided by Arbor under the Amended TRS Agreement.

In connection with the TRS, Arbor has made customary representations and warranties and is required to comply with various covenants, reporting requirements and other customary requirements for similar transactions. In addition to customary events of default and termination events included in the form ISDA 2002 Master Agreement, the Amended TRS Agreement contains the following termination events: (a) a failure to satisfy the portfolio criteria for at least 30 days; (b) a failure to post initial cash collateral or additional collateral as required by the Amended TRS Agreement; (c) a default by Arbor or the Company with respect to indebtedness in an amount equal to or greater than the lesser of $10,000,000 and 2% of the Company’s net asset value at such time; (d) a merger of Arbor or the Company meeting certain criteria; (e) the Company or Arbor amending their respective constituent documents to alter their investment strategy in a manner that has or could reasonably be expected to have a material adverse effect; and (f) SIC Advisors ceasing to be the investment manager of Arbor or to have authority to enter into transactions under the Amended TRS Agreement on behalf of Arbor, and not being replaced by an entity reasonably acceptable to Citibank. As of December 31, 2014 and 2013 the Company did not have any derivatives with contingent features in net liability positions. Therefore, if a trigger event had occurred, no amount would have been required to be posted by the Company.

The Company’s maximum credit risk exposure as of December 31, 2014 and 2013 is $56,877,928 and $6,706,159, respectively, which is recorded on the consolidated statements of assets and liabilities as cash collateral on total return swap.

The Company’s receivable from Citibank represents realized amounts from payments on underlying loans in the total return swap portfolio which as of December 31, 2014 and 2013 were $1,095,582 and $155,317, respectively, which is recorded on the consolidated statements of assets and liabilities as receivable due on total return swap. The Company does not offset collateral posted in relation to the TRS with any unrealized appreciation or depreciation outstanding in the consolidated statements of assets and liabilities as of December 31, 2014 or December 31, 2013.

Transactions in total return swap contracts during the years ended December 31, 2014 and 2013 resulted in and $6,387,860 and $155,317 in realized gains/(losses) and $(8,002,993) and $351,396 in unrealized gains/(losses), respectively, which is recorded on the consolidated statements of operations.

The Company only held one derivative position as of the year ended December 31, 2014 and 2013 and the derivative held is subject to a netting arrangement. The following table represents the Company’s gross and net amounts after offset under Master Agreements (“MA”) of the derivative assets and liabilities presented by derivative type net of the related collateral pledged by the Company as of December 31, 2014 and 2013:

	Gross Derivative Assets/ (Liabilities) Subject to MA	Derivative Amount Available for Offset	Net Amount Presented in the Consolidated Statements of Assets and Liabilities	Cash Collateral Received	Net Amount of Derivative Assets/(Liabilities)
December 31, 2014
Total Return Swap(1)	$(7,651,597)	$—	$(7,651,597)	$—	$(7,651,597)

December 31, 2013
Total Return Swap(1)	$351,396	$—	$351,396	$—	$351,396

(1)

Cash was posted for initial margin requirements for the total return swap as of December 31, 2014 and 2013 and is reported on the consolidated statements of assets and liabilities as cash collateral on total return swap.

The following represents the volume of the Company’s derivative transactions during the years ended December 31, 2014 and 2013:

	Year ended December 31
	2014	2013
Average notional par amount of contracts	$141,623,592	$13,545,525	(1)

(1)	Position was open for four months during the year ended December 31, 2013.

The following is a summary of the TRS reference assets as of December 31, 2014:

Company(1)	Industry	Type of Investment	Coupon Rate	Maturity	Par Amount	Initial Notional Cost(2)	Fair Value	Unrealized Appreciation (Depreciation)
Answsers Corporation	Electronics	Senior Secured First Lien Term loans	LIBOR + 5.250%, 1.00% Floor	10/1/2021	15,000,000	$14,475,000	$14,212,500	$(262,500)
ANVC Merger Corp.	Aerospace and Defense	Senior Secured First Lien Term loans	LIBOR + 4.500%, 1.00% Floor	2/18/2021	4,962,500	4,912,875	4,863,250	(49,625)
AP Gaming I, LLC	Electronics	Senior Secured Second Lien Term loans	LIBOR + 8.250%, 1.000% Floor	12/18/2020	6,699,375	6,498,394	6,665,878	167,484
Asurion Corporation	Insurance	Senior Secured Second Lien Term loans	LIBOR + 3.750%, 1.25% Floor	5/24/2019	9,897,301	9,896,070	9,754,186	(141,884)
Atkore International, Inc.	Mining, Steel, Iron, and Nonprecious Metals	Senior Secured Second Lien Term loans	LIBOR + 6.750%, 1.00% Floor	10/9/2021	10,000,000	10,032,500	9,750,000	(282,500)
Bowlmore AMF Corporation	Broadcasting and Entertainment	Senior Secured First Lien Term loans	LIBOR + 6.250%, 1.00% Floor	9/18/2021	9,000,000	8,865,000	8,820,000	(45,000)
Collective Brands Finance Inc.	Retail Stores	Senior Secured First Lien Term loans	LIBOR + 4.000%, 1.00% Floor	3/11/2021	5,970,000	5,947,613	5,432,700	(514,913)
Encompass Digital Media, Inc.	Broadcasting and Entertainment	Senior Secured First Lien Term loans	LIBOR + 4.500%, 1.000% Floor	6/6/2021	4,987,500	4,962,563	4,943,859	(18,704)
Fieldwood Energy LLC	Oil and Gas	Senior Secured First Lien Term loans	LIBOR + 7.125%, 1.250% Floor	9/30/2020	4,246,305	4,317,500	3,075,557	(1,241,943)
Flexera Software, Inc.	Electronics	Senior Secured Second Lien Term loans	LIBOR + 7.000%, 1.000% Floor	4/2/2021	2,250,000	2,266,875	2,183,667	(83,208)
Genex Services, Inc.	Insurance	Senior Secured First Lien Term loans	LIBOR + 4.250%, 1.000% Floor	5/21/2021	1,995,000	1,985,025	1,977,544	(7,481)
Hudson Products Holdings, Inc.	Machinery (Non-Agriculture, Non-Construction, Non-Electronic)	Senior Secured First Lien Term loans	LIBOR + 4.000%, 1.000% Floor	3/15/2019	1,975,000	1,965,125	1,897,639	(67,486)
Iqor US, Inc.	Diversified/ Conglomerate Service	Senior Secured First Lien Term loans	LIBOR + 5.00%, 1.000% Floor	4/1/2021	7,746,032	7,591,111	7,126,349	(464,762)
Isola USA	Electronics	Senior Secured First Lien Term loans	LIBOR + 8.250%, 1.000% Floor	11/23/2018	3,925,000	3,866,125	3,962,768	96,643
Livingston International, Inc.	Cargo Transport	Senior Secured Second Lien Term loans	LIBOR + 7.750%, 1.250% Floor(1)(3)	4/16/2020	1,954,783	1,969,443	1,879,187	(90,256)
Maxim Crane Works LP	Diversified/ Conglomerate Service	Senior Secured Second Lien Term loans	LIBOR + 9.250%, 1.000% Floor	11/26/2018	3,500,000	3,567,500	3,517,500	(50,000)
Mohegan Tribal Gaming	Hotels, Motels, Inns and Gaming	Senior Secured First Lien Term loans	LIBOR + 4.500%, 1.000% Floor	11/19/2019	1,985,000	1,965,150	1,903,833	(61,317)

Company(1)	Industry	Type of Investment	Coupon Rate	Maturity	Par Amount	Initial Notional Cost(2)	Fair Value	Unrealized Appreciation (Depreciation)
Nine West Holdings, Inc.	Retail Stores	Senior Secured First Lien Term loans	LIBOR + 3.750%, 1.000% Floor	10/8/2019	5,985,000	5,970,038	5,588,494	(381,544)
Packaging Coordinators, Inc.	Containers, Packaging, and Glass	Senior Secured First Lien Term loans	LIBOR + 4.250%, 1.000% Floor	8/1/2021	5,000,000	4,950,000	4,812,500	(137,500)
Pharmed Group Corporation	Healthcare, Education, and Childcare	Senior Secured First Lien Term loans	LIBOR + 3.250%, 1.000% Floor	1/28/2021	485,000	482,575	468,834	(13,741)
Pharmed Group Corporation	Healthcare, Education, and Childcare	Senior Secured Second Lien Term loans	LIBOR + 6.750%, 1.000% Floor	1/28/2022	5,000,000	4,975,000	4,937,500	(37,500)
Polymer Group, Inc.	Containers, Packaging, and Glass	Senior Secured First Lien Term loans	LIBOR + 4.250%, 1.000% Floor	12/19/2019	3,979,360	3,974,397	3,914,695	(59,702)
Preferred Sands Holding Company, LLC	Mining, Steel, Iron, and Nonprecious Metals	Senior Secured First Lien Term loans	LIBOR + 5.750%, 1.000% Floor	7/31/2020	7,000,000	6,930,000	5,775,000	(1,155,000)
Sungard Availability Services Capital, Inc.	Diversified/ Conglomerate Service	Senior Secured First Lien Term loans	LIBOR + 5.000%, 1.000% Floor	3/31/2019	11,940,000	11,887,763	10,578,840	(1,308,923)
Tensar Corp.	Diversified/ Conglomerate Manufacturing	Senior Secured First Lien Term loans	LIBOR + 4.750%, 1.000% Floor	7/9/2021	12,000,000	11,880,000	10,740,000	(1,140,000)
Thomson Multimedia	Printing and Publishing	Senior Secured First Lien Term loans	LIBOR + 6.000%, 1.000% Floor	3/31/2020	5,970,000	6,073,281	5,902,838	(170,443)
Travelclick, Inc.	Hotels, Motels, Inns and Gaming	Senior Secured First Lien Term loans	LIBOR + 4.500%, 1.250% Floor	5/12/2021	14,963,449	14,813,815	14,738,998	(74,817)
Tribune Publishing Co.	Printing and Publishing	Senior Secured First Lien Term loans	LIBOR + 4.750%, 1.000% Floor	8/4/2021	10,000,000	9,920,000	9,850,000	(70,000)
Viking Acquisition, Inc.	Automobile	Senior Secured First Lien Term loans	LIBOR + 4.250%, 1.250% Floor	11/5/2016	3,660,571	3,665,146	3,613,276	(51,870)
Visant Corporation	Diversified/ Conglomerate Manufacturing	Senior Secured First Lien Term loans	LIBOR + 6.000%, 1.000% Floor	9/23/2021	15,000,000	14,700,000	14,550,000	(150,000)
YP, LLC	Diversified/ Conglomerate Services	Senior Secured First Lien Term loans	LIBOR + 6.750%, 1.250% Floor	6/4/2018	4,260,870	4,292,826	4,268,709	(24,117)
YRC Worldwide, Inc.	Cargo Transport	Senior Secured First Lien Term loans	LIBOR + 7.000%, 1.000% Floor	2/13/2019	9,937,437	9,925,124	9,831,902	(93,222)

						$209,523,834	$201,538,003	$(7,985,831)
Total accrued interest income, net of expenses								334,234

Total unrealized depreciation on total return swap								$(7,651,597)

(1)	All investments are domiciled in the United States except for Livingston International, Inc., which is domiciled in Canada.
(2)	Represents the initial amount of par of an investment in which the TRS is referenced.
(3)	The investment is not a qualifying asset under the Investment Company Act of 1940, as amended.

The following is a summary of the TRS reference assets as of December 31, 2013:

Company(1)	Industry	Type of Investment	Coupon Rate	Maturity	Par Amount	Initial Notional Cost(2)	Fair Value	Unrealized Appreciation (Depreciation)
AMF Bowling Worldwide, Inc.	Broadcasting and Entertainment	Senior Secured First Lien Term Loan	LIBOR + 7.500%, 1.250% Floor	6/29/2018	2,981,250	$2,966,345	$2,988,703	$22,358
AP Gaming I, LLC	Electronics	Senior Secured First Lien Term Loan	LIBOR + 8.250%, 1.000% Floor(3)	12/18/2020	6,750,000	6,547,500	6,581,250	33,750
El Pollo Loco Inc.	Personal, Food, and Miscellaneous Services	Senior Secured Second Lien Term Loan	LIBOR + 8.500%, 1.000% Floor	4/9/2019	1,500,000	1,485,000	1,507,500	22,500
Fieldwood Energy LLC	Oil and Gas	Senior Secured Second Lien Term Loan	LIBOR + 7.125%, 1.250% Floor	9/30/2020	1,000,000	970,000	1,020,000	50,000
Greenway Medical Technologies, Inc.	Healthcare, Education, and Childcare	Senior Secured First Lien Term Loan	LIBOR + 5.000%, 1.000% Floor	11/2/2020	1,500,000	1,485,000	1,492,500	7,500
Isola USA	Diversified/ Conglomerate Service	Senior Secured First Lien Term Loan	LIBOR + 8.250%, 1.000% Floor	11/23/2018	4,000,000	3,940,000	4,020,000	80,000
Livingston International, Inc.	Diversified/ Conglomerate Manufacturing	Senior Secured Second Lien Term Loan	LIBOR + 7.750%, 1.250% Floor(1)(4)	4/18/2020	1,954,783	1,969,443	1,976,813	7,370
Maxim Crane Works Holdings, Inc.	Diversified/ Conglomerate Service	Senior Secured Second Lien Term Loan	LIBOR + 9.250%, 1.000% Floor(3)	11/26/2018	500,000	492,500	501,250	8,750
McGraw-Hill Companies, Inc.	Healthcare, Education, and Childcare	Senior Secured First Lien Term Loan	LIBOR + 7.750%, 1.250% Floor	3/22/2019	1,994,987	2,024,912	2,029,062	4,150
Mohegan Tribal Gaming Authority	Hotels, Motels, Inns, and Gaming	Senior Secured First Lien Term Loan	LIBOR + 4.500%, 1.000% Floor	11/19/2019	2,000,000	1,980,000	2,028,760	48,760
Polymer Group Inc.	Containers, Packaging, and Glass	Senior Secured First Lien Term Loan	LIBOR + 4.250%, 1.000% Floor(3)	12/13/2019	1,000,000	995,000	1,004,380	9,380

						$24,855,700	$25,150,218	$294,518
Total accrued interest income, net of expenses								56,878

Total unrealized appreciation on total return swap								$351,396

(1)	All investments are domiciled in the United States except for Livingston International, Inc., which is domiciled in Canada.
(2)	Represents the initial amount of par of an investment in which the TRS is referenced.
(3)	The referenced asset or portion thereof is unsettled as of December 31, 2013.
(4)	The investment is not a qualifying asset under the Investment Company Act of 1940, as amended.

Note 6. Borrowings

As a BDC, the Company is only allowed to employ leverage to the extent that its asset coverage, as defined in the 1940 Act, equals at least 200% after giving effect to such leverage. The amount of leverage that the Company employs at any time depends on its assessment of the market and other factors at the time of any proposed borrowing.

The fair value of the Company’s debt obligation is determined in accordance with ASC 820, which defines fair value in terms of the price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The fair value of the Company’s margin borrowings are estimated based upon market interest rates for its own borrowings or entities with similar credit risk, adjusted for nonperformance risk, if any. The Company’s debt obligation is recorded at its carrying value, which approximates fair value. As of December 31, 2014, Alpine’s borrowings under the Alpine Credit Facility totaled $121,500,000 and was recorded as part of revolving credit facility payable on the consolidated statements of assets and liabilities.

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

ING Credit Facility

On November 24, 2014, the Company entered into Amendment 3 to its existing senior secured syndicated revolving credit facility (the “ING Credit Facility”) pursuant to a Senior Secured Revolving Credit Agreement (the “Revolving Credit Agreement”) with certain lenders party thereto from time to time and ING Capital LLC, as administrative agent. The ING Credit Facility matures on December 4, 2017 and is secured by substantially all of the Company’s assets, subject to certain exclusions as further set forth in a Guarantee, Pledge and Security Agreement (the “Security Agreement”) entered into in connection with the Revolving Credit Agreement, among the Company, the Subsidiary Guarantors party thereto, ING Capital LLC, as Administrative Agent, each Financial Agent and Designated Indebtedness Holder party thereto and ING Capital LLC, as Collateral Agent. The ING Credit Facility also includes usual and customary representations, covenants and events of default for senior secured revolving credit facilities of this nature.

The ING Credit Facility allows for the Company, at its option, to borrow money at a rate of either (i) an alternate base rate plus 1.75% per annum or (ii) LIBOR plus 2.75% per annum. The interest rate margins are subject to certain step-downs upon the satisfaction of certain conditions described in the Revolving Credit Agreement. The alternate base rate will be the greatest of (i) the U.S. Prime Rate set forth in the Wall Street Journal, (ii) the federal funds effective rate plus 1/2 of 1%, and (iii) three month LIBOR plus 1%. As of December 31, 2014, the commitment under the ING Credit Facility was $150,000,000, and the ING Credit Facility includes an accordion feature that allows for potential future expansion of the ING Credit Facility up to a total of $500,000,000. Availability of loans under the ING Credit Facility is linked to the valuation of the collateral pursuant to a borrowing base mechanism.

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

As of December 31, 2014 and 2013 the carrying amount of the Company’s borrowings under the ING Credit Facility approximated their fair value. The fair value of the Company’s debt obligation is determined in accordance with ASC 820, which defines fair value in terms of the price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The fair value of the Company’s borrowing under the ING Credit Facility is estimated based upon market interest rates of the Company’s borrowing or entities with similar credit risk, adjusted for nonperformance risk, if any. At December 31, 2014 and 2013, the ING Credit Facility would be deemed to be Level 3, as defined in Note 4.

As of December 31, 2014 and 2013, $1,992,919 and $1,150,139 of financing costs related to the ING Credit Facility have been capitalized and are being amortized over the respective terms, respectively. For the years ended December 31, 2014 and 2013, the Company recorded $2,653,616 and $215,059, respectively, of interest and financing expenses related to the ING Credit Facility, of which $2,049,638 and $179,505 was attributable to interest and $603,978 and $35,554 was attributable to amortization of deferred financing costs, respectively. As of December 31, 2014 and 2013, the Company’s outstanding borrowings under the ING Credit Facility were $115,000,000 and $16,000,000, respectively. For the year ended December 31, 2014, the Company’s weighted average outstanding debt balance and interest rate on the ING Credit Facility was $58,538,462 and 3.2%, respectively. For the year ended December 31, 2013, the Company’s weighted average outstanding debt balance and interest rate on the ING Credit Facility was $1,008,219 and 0.2%, respectively.

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

Pricing under the Alpine Credit Facility for each one month calculation period is based on the London Interbank Offered Rate (“LIBOR”) for an interest period of one month, plus a spread of 3.25% per annum. If LIBOR is unavailable, pricing will be determined at the prime rate offered by JPMorgan or the federal funds effective rate, plus a spread of 3.25% per annum. Interest is payable monthly in arrears. Beginning February 22, 2015, Alpine will be required to pay a non-usage fee equal to 0.50% on the average daily unused amount of the financing commitments to the extent the aggregate principal amount available under the Alpine Credit Facility has not been borrowed. Alpine also paid a set-up fee and incurred certain other customary costs and expenses in connection with obtaining the Alpine Credit Facility.

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

As of December 31, 2014, the carrying amount of the Company’s borrowings under the Alpine Credit Facility approximated the fair value. The fair value of the Company’s debt obligation is determined in accordance with ASC 820, which defines fair value in terms of the price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The fair value of the Company’s borrowing under the Alpine Credit Facility is estimated based upon market interest rates of the Company’s borrowing or entities with similar credit risk, adjusted for nonperformance risk, if any. At December 31, 2014, the Alpine Credit Facility would be deemed to be Level 3, as defined in Note 4.

As of December 31, 2014, $1,050,000 of financing costs related to the Alpine Credit Facility has been capitalized and is being amortized over the respective terms. For the year ended December 31, 2014, the Company recorded $1,192,092 of interest and financing expenses related to the Alpine Credit Facility, of which $1,088,751 was attributable to interest and $103,341 was attributable to amortization of deferred financing costs. As of December 31, 2014, the Company’s outstanding borrowing under the Alpine Credit Facility was $121,500,000. For the year ended December 31, 2014, the weighted average outstanding debt balance and interest rate on the Alpine Credit Facility was $34,730,769 and 1.6%.

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

The base management fee is calculated at an annual rate of 1.75% of the Company’s gross assets payable quarterly in arrears. For purposes of calculating the base management fee, the term “gross assets” includes any assets acquired with the proceeds of leverage. “Gross assets” also includes any cash collateral posted with respect to the TRS, adjusted for realized and unrealized appreciation. For the first quarter of the Company’s operations, the base management fee was calculated based on the initial value of the Company’s gross assets. Subsequently, the base management fee is calculated based on the gross assets at the end of each completed calendar quarter. Base management fees for any partial quarter are appropriately prorated. For the years ended December 31, 2014, 2013, and 2012, the Company recorded an expense for base management fees of $8,976,657, $1,906,386, and $319,530, respectively, of which $3,271,387, $814,655, and $171,317 were payable at December 31, 2014, 2013, and 2012, respectively.

The incentive fee consists of the following two parts:

An incentive fee on net investment income (“subordinated incentive fee on income”) is calculated and payable quarterly in arrears and is based upon pre-incentive fee net investment income for the immediately preceding quarter. No subordinated incentive fee on income is payable in any calendar quarter in which pre-incentive fee net investment income does not exceed a quarterly return to stockholders of 1.75% per quarter on the Company’s net assets at the end of the immediately preceding fiscal quarter (the “Preferred Quarterly Return”). All pre-incentive fee net investment income, if any, that exceeds the Preferred Quarterly Return, but is less than or equal to 2.1875% of net assets at the end of the immediately preceding fiscal quarter in any quarter, will be payable to SIC Advisors. The Company refers to this portion of its Subordinated Incentive Fee on Income as the “Catch Up”. It is intended to provide an incentive fee of 20% on pre-incentive fee net investment income when pre-incentive fee net investment income exceeds 2.1875% of net assets at the end of the immediately preceding quarter in any quarter. For any quarter in which the Company’s pre-incentive fee net investment income exceeds 2.1875% of net assets at the end of the immediately preceding quarter, the Subordinated Incentive Fee on Income shall equal 20% of the amount of pre-incentive fee net investment income, because the Preferred Quarterly Return and Catch Up will have been achieved. There is no incentive on net investment income earned on the TRS.

A capital gains incentive fee will be earned on realized investments and shall be payable in arrears as of the end of each calendar year during which the IAA is in effect. If the IAA is terminated, the fee will also become payable as of the effective date of such termination. The fee equals 20% of the realized capital gains, less the aggregate amount of any previously paid capital gains incentive fees. Incentive fee on capital gains is equal to realized capital gains on a cumulative basis from inception, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis. There is no capital gains incentive fee earned on the TRS.

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

For the years ended December 31, 2014, 2013, and 2012, the Company recorded a change in provisional capital gains incentive fee of $(183,617), $182,989, $628, respectively. As of December 31, 2014, 2013, and 2012, the Company recorded a provisional capital gains incentive fee payable of $0, $182,989 and $628, respectively.

Prior to June 2, 2014, SIC Advisors bore all organizational and offering expenses, as defined in the IAA, on behalf of the Company until the Company’s gross proceeds in connection with the sale of its common stock exceeded $300,000,000. As of June 2, 2014, the Company is responsible for all ongoing organization and offering expenses.

Pursuant to the terms of the IAA, the Company has agreed to reimburse SIC Advisors for any such organizational and offering expenses incurred by SIC Advisors (“O&O Reimbursable Expenses”) not to exceed 1.25% of the gross subscriptions raised by the Company over the course of the offering period, which is currently scheduled to terminate April 17, 2016, unless further extended.

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

For the years ended December 31, 2014 and 2013, and the period from June 13, 2011 (inception) through December 31, 2012, SIC Advisors incurred O&O Reimbursable Expenses of $1,880,248, $1,066,517, and $2,984,676, respectively. Of the total $5,931,441 O&O Reimbursable Expenses incurred from inception through December 31, 2014, $4,599,762, $1,784,559, and $272,205 were recorded as reimbursement expense to SIC Advisors during the years ended December 31, 2014, 2013, and 2012, respectively. For the years ended December 31, 2014, 2013 and 2012 the Company made reimbursement payments to SIC Advisors of $4,640,250, $1,761,943 and $328,132, respectively. As of December 31, 2014 and 2013, $73,799 and $33,311 have been accrued and are reflected in the consolidated statements of assets and liabilities as part of due to affiliate, respectively. The remaining unreimbursed amount will be eligible for reimbursement to the extent the Company receives subscriptions until April 17, 2016, which is the currently scheduled date that the offering period ends, unless it is extended. O&O Reimbursable Expenses paid for by SIC Advisors and reimbursed by the Company will be expensed on the Company’s consolidated statements of operations.

Administration Agreement

On April 5, 2012, the Company entered into an administration agreement (the “Administration Agreement”) with Medley Capital LLC, pursuant to which Medley Capital LLC furnishes the Company with administrative services necessary to conduct its day-to-day operations. On March 12, 2014, the Company’s board of directors approved the renewal of the Administration Agreement for an additional one-year term at an in-person meeting. Medley Capital LLC is reimbursed for administrative expenses it incurs on the Company’s behalf in performing its obligations. Such costs are reasonably allocated to the Company on the basis of assets, revenues, time records or other reasonable methods. The Company does not reimburse Medley Capital LLC for any services for which it receives a separate fee or for rent, depreciation, utilities, capital equipment or other administrative items allocated to a controlling person of Medley Capital LLC. Medley Capital LLC is an affiliate of SIC Advisors. For the years ended December 31, 2014, 2013 and 2012, the Company recorded an expense of $1,300,971, $592,585, and $375,677, relating to administrator expenses. As of December 31, 2014 and 2013, the Company had $450,058 and $152,162 in administrator expenses payable, respectively.

Expense Support and Reimbursement Agreement

On June 29, 2012, the Company entered into an Expense Support and Reimbursement Agreement (the “Expense Support Agreement”) with SIC Advisors. Pursuant to the Expense Support Agreement, SIC Advisors has agreed to reimburse the Company for operating expenses in an amount equal to the difference between distributions paid to the Company’s stockholders in each month, less the sum of the Company’s net investment income, the Company’s net realized capital gains and dividends paid to the Company from its portfolio companies during such period (“Expense Support Reimbursement”). To the extent that no dividends or other distributions are paid to the Company’s stockholders in any given month, then the Expense Support Reimbursement for such month shall be equal to such amount necessary in order for Available Operating Funds for the month to equal zero. The terms of the Expense Support Agreement commenced as of the date that the Company’s registration statement was declared effective by the SEC and continued monthly thereafter until December 31, 2012. Most recently, on December 9, 2014, the Company’s board of directors approved an extension of the Expense Support Agreement through June 30, 2015.

Pursuant to the Expense Support Agreement, the Company has a conditional obligation to reimburse SIC Advisors for any amounts funded by SIC Advisors under the Expense Support Agreement if, and only to the extent that, during any fiscal quarter occurring within three years of the date on which SIC Advisors incurred a liability for such amount, the sum of the Company’s net investment income, the Company’s net capital gains and the amount of any dividends and other distributions paid to the Company from its portfolio companies, to the extent not included in net investment income or net capital gains for tax purposes, exceeds the distributions paid by the Company to stockholders. The purpose of the Expense Support Agreement is to avoid such distributions being characterized as returns of capital for GAAP purposes, to the extent possible, and to reduce operating expenses until the Company has raised sufficient capital to be able to absorb such expenses.

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

For the years ended December 31, 2014, 2013 and 2012, the Company recorded net Expense Support Reimbursements of $5,222,096, $3,939,251, and $1,465,910, respectively, on the consolidated statements of operations and gross Expense Support Reimbursements of $6,759,600 for the year ended December 31, 2014. As of December 31, 2014 and 2013, the Company recorded $6,995,930 and $2,592,989, respectively, in its consolidated statements of assets and liabilities as due from affiliate relating to the Expense Support Agreement. Repayments of amounts paid by SIC Advisors to the Company under the Expense Support Agreement will be accrued as they become probable and estimable. The Company may only remit payment to SIC Advisors for Expense Support Reimbursements to the extent that the Company’s excess net income eligible for reimbursement (i) does not cause the Operating Expense Ratio to exceed such ratio in effect at the time that the original Expense Payment Obligation was incurred, and (ii) to the extent that the current Annualized Distribution Rate is not below such rate in effect at the time that the original Expense Payment Obligation was incurred. The Company refers to Expense Support Reimbursements that are eligible for reimbursement to SIC Advisors by virtue of having satisfied the conditions described above as a “Crystalized Reimbursement.” For the year ended December 31, 2014, the Company recorded $1,623,963 in Crystalized Reimbursement. From inception through December 31, 2013, the Company did not record any Crystalized Reimbursements. As of December 31, 2014, 2013, and 2012, the total amounts eligible for reimbursement of the Company to SIC Advisors was $10,540,799, $5,405,162 and $1,465,910, respectively.

The following table provides information regarding liabilities incurred by SIC Advisors pursuant to the Expense Support Agreement as well as other information relating to the Company’s ability to reimburse SIC Advisors for such payments:

Quarter Ended	Amount of Expense Payment Obligation	Amount Repaid to SIC Advisors	Operating Expense Ratio(1)	Annualized Distribution Rate(2)	Eligible to be Repaid Through
June 30, 2012	$454,874	$454,874	6.13%	8.00%	June 30, 2015
September 30, 2012	437,303	437,303	4.05%	8.00%	September 30, 2015
December 31, 2012	573,733	573,733	3.91%	8.00%	December 31, 2015
March 31, 2013	685,404	35,028	1.71%	8.00%	March 31, 2016
June 30, 2013	732,425	—	1.00%	7.84%	June 30, 2016
September 30, 2013	1,262,848	—	0.83%	7.84%	September 30, 2016
December 31, 2013	1,258,575	—	0.45%	7.84%	December 31, 2016
March 31, 2014	1,313,470	—	0.45%	7.80%	March 31, 2017
June 30, 2014	2,143,066	—	0.38%	7.80%	June 30, 2017
September 30, 2014	1,717,593	123,025	0.38%	7.77%	September 30, 2017
December 31, 2014	1,585,471	—	0.47%	8.00%	December 31, 2017

(1)

“Operating Expense Ratio” is as of the date the expense support payment obligation was incurred by SIC Advisors and includes all expenses borne by the Company, except for organizational and offering expenses, base management and incentive fees owed to SIC Advisors, and interest expense, as a percentage of net assets.

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

Opportunities for co-investments may arise when SIC Advisors or an affiliated adviser becomes aware of investment opportunities that may be appropriate for the Company and other clients or affiliated funds. As a BDC, the Company was substantially limited in its ability to co-invest in privately negotiated transactions with affiliated funds until it obtained an exemptive order from the SEC on November 25, 2013 (the “Exemptive Order”). The Exemptive Order permits the Company to participate in negotiated co-investment transactions with certain affiliates, each of whose investment adviser is Medley LLC, the parent company of SIC Advisors, or an investment adviser controlled by Medley LLC, in a manner consistent with its investment objective, strategies and restrictions, as well as regulatory requirements and other pertinent factors. Co-investment under the Exemptive Order is subject to certain conditions therein, including the condition that, in the case of each co-investment transaction, the Company’s board of directors determines that it would be advantageous for the Company to co-invest in a manner described in the Exemptive Order. Before receiving the Exemptive Order, the Company only participated in co-investments that were allowed under existing regulatory guidance, such as syndicated loan transactions where price was the only negotiated term, which limited the types of investments that the Company could make. Please refer to footnote 4 to the consolidated schedule of investments as of December 31, 2014 for disclosures regarding securities also held by affiliated funds.

Note 9. Directors Fees

The Company’s independent directors receive an annual retainer fee of $30,000 and further receive a fee of $2,500 ($1,000 for telephonic attendance) for each regularly scheduled board meeting and a fee of $1,000 for each special board meeting and all committee meetings as well as reimbursement of reasonable and documented out-of-pocket expenses incurred in connection with attending each board or committee meeting. In addition, the chairman of the audit committee receives an annual retainer of $10,000, while the chairman of any other committee receives an annual retainer of $2,500. For the years ended December 31, 2014, 2013, and 2012, the Company recorded directors’ fees expenses of $174,600, $154,084, and $146,861, respectively, of which $0, $0, and $40,081 was payable at December 31, 2014, 2013, and 2012, respectively.

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

The following table sets forth the computation of the weighted average basic and diluted net increase in net assets per share from operations for the years ended December 31,:

	2014	2013	2012
Net increase/(decrease) in net assets from operations	$14,052,250	$6,280,786	$493,170
Weighted average common shares outstanding	35,425,825	7,426,660	1,031,621
Earnings per common share-basic and diluted	$0.40	$0.85	$0.48

Note 11. Commitments and Contingencies

The Company’s investment portfolio may contain debt investments that are in the form of lines of credit and unfunded delayed draw commitments, which require the Company to provide funding when requested by portfolio companies in accordance with the terms of the underlying loan agreements. As of December 31, 2014 the Company had $12,625,200 unfunded commitments under loan and financing agreements. As of December 31, 2013 the Company had no unfunded commitments under loan and financing agreements.

	As of
	December 31, 2014	December 31, 2013
AM3 Pinnacle Corporation	$144,424	$—
Nation Safe Drivers Holdings, Inc.	2,440,421	—
Oxford Mining Company, LLC	8,135,593	—
Pegasus Solutions, Inc.	1,904,762	—

Total	$12,625,200	$—

Note 12. Other Fee Income

The other fee income consists of origination/closing fee, amendment fee, prepayment penalty, administrative agent fee, transaction break-up fee and other miscellaneous fees. The following tables summarize the Company’s other fee income for the years ended December 31:

	2014	2013	2012
Origination fee	$6,495,134	$311,145	$6,750
Prepayment fee	889,548	29,900	—
Amendment fee	214,517	273,930	—
Administrative agent fee	26,738	1,726	—
Other fees	317,923	3,160	—

Other fee income	$7,943,860	$619,861	$6,750

Note 13. Distributions and Share Repurchase Plan Distributions

Dividends and distributions to common stockholders are recorded on the ex-dividend date. The amount to be paid out as a dividend is determined by the Company’s board of directors.

The Company has adopted an “opt in” distribution reinvestment plan (“DRIP”) pursuant to which the Company’s common stockholders may elect to have the full amount of any cash distributions reinvested in additional shares of the Company’s common stock. As a result, if the Company declares a cash dividend or other distribution, each stockholder that has “opted in” to the Company’s reinvestment plan will have their distributions automatically reinvested in additional shares of the Company’s common stock rather than receiving cash distributions. Stockholders who receive distributions in the form of shares of common stock will be subject to the same federal, state and local tax consequences as if they received cash distributions. For the year ended December 31, 2014, the Company distributed a total of $28,792,495, of which, $15,631,945 was in cash and $13,160,550 was in the form of common shares associated with the DRIP. For the year ended December 31, 2013, the Company distributed a total of $6,032,061, of which, $3,915,000, was in cash and $2,117,061 was in the form of common shares associated with the DRIP. For the year ended December 31, 2012, the Company distributed a total of $637,330, of which, $557,132, was in cash and $80,198 was in the form of common shares associated with the DRIP.

The following table reflects the cash distributions per share that the Company declared or paid to its stockholders since it commenced operations in April 2012. Stockholders of record as of each respective record date were entitled to receive the distribution.

Record Date	Payment Date	Amount per share
July 13 and 31, 2012	August 1, 2012	$0.03333
August 15 and 31, 2012	September 4, 2012	0.03333
September 14 and 28, 2012	October 1, 2012	0.03333
October 15 and 30, 2012	October 31, 2012	0.03333
November 15 and 29, 2012	November 30, 2012	0.03333
December 14 and 28, 2012	December 31, 2012	0.03333
January 15 and 31, 2013	January 31, 2013	0.03333
February 15 and 28, 2013	February 28, 2013	0.03333
March 15 and 29, 2013	March 29, 2013	0.03333
April 15 and 30, 2013	April 30, 2013	0.03333
May 15 and 31, 2013	May 31, 2013	0.03333
June 14 and 28, 2013	June 28, 2013	0.03333
July 15 and 31, 2013	July 31, 2013	0.03333
August 15 and 30, 2013	August 30, 2013	0.03333
September 13 and 30, 2013	September 30, 2013	0.03333
October 15 and 31, 2013	October 31, 2013	0.03333
November 15 and 29, 2013	November 29, 2013	0.03333
December 13 and 31, 2013	December 31, 2013	0.03333
January 15 and 31, 2014	January 31, 2014	0.03333
February 14 and 28, 2014	February 28, 2014	0.03333
March 14 and 31, 2014	March 31, 2014	0.03333
April 15 and 30, 2014	April 30, 2014	0.03333
May 15 and 30, 2014	May 30, 2014	0.03333
June 13 and 30, 2014	June 30, 2014	0.03333
July 15 and 31, 2014	July 31, 2014	0.03333
August 15 and 29, 2014	August 29, 2014	0.03333
September 15 and 30, 2014	September 30, 2014	0.03333
October 15 and 31, 2014	October 31, 2014	0.03333
November 14 and 28, 2014	November 28, 2014	0.03333
December 15 and 31, 2014	December 31, 2014	0.03333
January 15 and 30, 2015	January 30, 2015	0.03333
February 13 and 27, 2015	February 27, 2015	0.03333
March 13 and 31, 2015	March 31, 2015	0.03333
April 15 and 30, 2015	April 30, 2015	0.03333
May 15 and 29, 2015	May 29, 2015	0.03333
June 15 and 30, 2015	June 30, 2015	0.03333

The Company’s distributions may be funded from offering proceeds or borrowings, which may constitute a return of capital and reduce the amount of capital available to the Company for investment. Any capital returned to stockholders through distributions will be distributed after payment of fees and expenses.

The Company’s previous distributions to stockholders were funded from temporary Expense Support Reimbursements that are subject to repayment to SIC Advisors. These distributions were not based on the Company’s investment performance and may not continue in the future. If SIC Advisors had not agreed to make Expense Support Reimbursements, these distributions would have come from paid-in-capital. The reimbursement of these payments owed to SIC Advisors will reduce the future distributions to which stockholders would otherwise be entitled.

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

The following table reflects activity under the Company’s Share Repurchase Plan:

Offer Date	Quantity Offered	Price per Share	Repurchase Date	Repurchase Quantity
6/4/13	16,652	$9.18	—	—
8/8/13	32,627	$9.13	9/27/13	3,642
11/7/13	60,966	$9.14	12/19/13	5,826
3/12/14	120,816	$9.18	4/25/14	9,835
5/6/14	199,476	$9.20	6/13/14	17,777
8/5/14	294,068	$9.25	9/12/14	35,887
11/5/14	411,894	$9.22	12/24/14	411,894

Note 14. Financial Highlights

The following is a schedule of financial highlights of the Company for the years ended December 31, 2014, 2013, and the period ended December 31, 2012:

	2014	2013	For the Period from April 17, 2012 (commencement of operations) through December 31, 2012
Per Share Data:(1)
Net asset value at beginning of period	$9.18	$8.96	$9.03
Net investment income/(loss)	0.55	0.72	0.33
Net realized gains/(losses) on investments and total return swap	0.20	0.01	0.01
Net unrealized appreciation/(depreciation) on investments and total return swap	(0.35)	0.12	(0.01)

Net increase/(decrease) in net assets	0.40	0.85	0.33
Distributions from return of capital	(0.19)	—	—
Distributions declared from net investment income(2)	(0.61)	(0.80)	(0.39)
Distributions from net realized capital gains	—	—	(0.01)

Total distributions to stockholders	(0.80)	(0.80)	(0.40)
Issuance of common stock above net asset value(3)	0.19	0.17	—
Net asset value at end of period	8.97	9.18	8.96
Total return based on net asset value(4)(5)	6.48%	11.75%	3.35%
Portfolio turnover rate	37.17%	51.30%	18.86%
Shares outstanding at end of period	54,260,324	16,663,500	2,300,573
Net assets at end of period	486,519,913	153,002,273	20,622,982
Ratios (annualized):
Ratio of net investment income/(loss) to average net assets(5)	6.09%	7.56%	5.64	(6)%
Ratio of net expenses (including incentive fees) to average net assets(5)	6.17%	3.77%	8.58	(6)%
Ratio of incentive fees to average net assets	(0.06)%	0.26%	0.01	(6)%
Supplemental data (annualized):
Asset coverage ratio per unit(7)	$2,250	$5,480	$2,189
Percentage of non-recurring fee income(8)	20.10%	7.72%	0.55%
Ratio of operating expenses to average net assets	6.23%	3.59%	24.90	(6)%
Ratio of interest and financing related expenses to average net assets	0.98%	0.26%	0.55	(6)%

(1)	The per share data was derived by using the weighted average shares outstanding during the years ended December 31, 2014, 2013, and the period ended December 31, 2012, which were 35,425,825, 7,426,660, and 1,452,160, respectively.
(2)	The per share data for distributions is the actual amount of paid distributions per share during the period.
(3)	Shares issued under the DRIP (see Note 13) as well as the continuous issuance of shares of common stock may cause on incremental increase/decrease in net asset value per share due to the effect of issuing shares at amounts that differ from the prevailing net asset value at each issuance.
(4)	Total annual returns are historical and assume reinvestments of all dividends and distributions at prices obtained under the Company’s dividend reinvestment plan, and no sales charge.
(5)	Total returns, ratios of net investment income/(loss), and ratios of net expenses to average net assets for the years ended December 31, 2014, 2013, and the period ended December 31, 2012, prior to the effect of the Expense Support and Reimbursement Agreement were as follows: total return 5.00%, 8.88%, and (4.00%) and ratio of net investment income/(loss): 4.51%, 2.04%, and (12.01%) and ratio of net expenses to average net assets: 7.87%, 9.61%, and 27.22%, respectively.
(6)	Annualized. The period from June 10, 2011 (inception) to April 16, 2012 is not presented as the Company had not commenced operations.
(7)	Asset coverage per unit is the ratio of the carrying value of our total consolidated assets for regulatory purposes, which includes the underlying fair value of net TRS, less all liabilities and indebtedness not represented by senior securities to the aggregate amount of Senior Securities representing indebtedness and the implied leverage on the TRS. Asset coverage per unit is expressed in terms of dollars per $1,000 of indebtedness.
(8)	Represents the impact of non-recurring fees over total investment income.

Note 15. Selected Quarterly Financial Data (unaudited)

	Quarter Ended
	December 31, 2014	September 30, 2014	June 30, 2014	March 31, 2014
Total Investment Income	$15,926,766	$12,054,651	$6,813,824	$4,596,214
Total Investment Income per Common Share	0.31	0.30	0.23	0.23
Net Investment Income	9,005,148	4,312,499	3,756,119	2,492,649
Net Investment Income per Common Share	0.18	0.11	0.13	0.12
Net Realized and Unrealized Gain (Loss)	(12,958,538)	2,010,264	3,479,210	1,954,899
Net Realized and Unrealized Gain (Loss) per Common Share	(0.25)	0.05	0.12	0.10
Net Increase (Decrease) in Net Assets Resulting from Operations	(3,953,390)	6,322,763	7,235,329	4,447,548
Basic and Diluted Earnings (Loss) per Common Share	(0.08)	0.16	0.25	0.22
Net Asset Value per Common Share at End of Quarter	8.97	9.22	9.25	9.20

	Quarter Ended
	December 31, 2013	September 30, 2013	June 30, 2013	March 31, 2013
Total Investment Income	$3,393,010	$2,029,631	$1,526,284	$1,058,077
Total Investment Income per Common Share	0.25	0.26	0.30	0.33
Net Investment Income	2,029,585	1,625,608	1,154,119	534,233
Net Investment Income per Common Share	0.15	0.21	0.22	0.17
Net Realized and Unrealized Gain (Loss)	925,855	(181,452)	(664,116)	856,954
Net Realized and Unrealized Gain (Loss) per Common Share	0.07	(0.02)	(0.13)	0.27
Net Increase (Decrease) in Net Assets Resulting from Operations	2,955,440	1,444,156	490,003	1,391,187
Basic and Diluted Earnings (Loss) per Common Share	0.22	0.18	0.09	0.43
Net Asset Value per Common Share at End of Quarter	9.18	9.14	9.13	9.18

	For the Period from April 17, 2012 (commencement of operations) to December 31, 2012
Total Investment Income	$1,235,116
Total Investment Income per Common Share	1.20
Net Investment Income	490,032
Net Investment Income per Common Share	0.48
Net Realized and Unrealized Gain (Loss)	3,138
Net Realized and Unrealized Gain (Loss) per Common Share	0.00	*
Net Increase (Decrease) in Net Assets Resulting from Operations	493,170
Basic and Diluted Earnings (Loss) per Common Share	0.48
Net Asset Value per Common Share at End of Quarter	8.96

*	Rounds to less than $0.01 per share

Note 16. Subsequent Events

Management has evaluated subsequent events through the date of issuance of the consolidated financial statements included herein. There have been no subsequent events that occurred during such period that would require disclosure in this Form 10-K or would be required to be recognized in the consolidated financial statements as of and for the year ended December 31, 2014, except as disclosed below.

The Company issued common shares and received gross proceeds of approximately $51.0 million subsequent to December 31, 2014.

On February 6, 2015, Alpine entered into Amendment No. 1 to its existing Loan Agreement (the “Amendment”). The Amendment increased the maximum financing commitments available from $150 million to $300 million.

On February 13, 2015, the Company entered into Amendment No. 5 to its existing ING Credit Facility, which increased the financing commitments available from $150 million to $170 million.

On March 4, 2015, the Board of Directors elected to extend the offering period through April 17, 2016.

Note 17. Tax Information (unaudited)

The Form 1099-DIV you receive will show the tax status of all distributions paid to your account in calendar year 2014. Shareholders are advised to consult their own tax advisor with respect to the tax consequences of their investment in the Company. As required by the Internal Revenue Code and/or regulations, shareholders must be notified regarding the status of capital gains dividends.

Capital Gains Dividends

The Company hereby designates as a capital gain dividend with respect to the taxable year ended December 31, 2014, $1,192,159 or, if subsequently determined to be different, the amount included within the Company’s 2014 tax filing.

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

Change In Internal Control Over Financial Reporting

No change occurred in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the year ended December 31, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by Item 10 is hereby incorporated by reference from our definitive Proxy statement relating to our 2015 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of our fiscal year.

Item 11.	Executive Compensation

The information required by Item 11 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2015 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of our fiscal year.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2015 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of our fiscal year.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by Item 13 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2015 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of our fiscal year.

Item 14.	Principal Accountant Fees and Services

The information required by Item 14 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2015 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of our fiscal year.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

a.	The following documents are filed as part of this Annual Report:

The following consolidated financial statements are set forth in Item 8:

b.	Exhibits

The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC:

3.1	Articles of Incorporation of the Registrant(1)

3.2	Articles of Amendment of the Registrant(1)

3.3	Articles of Amendment and Restatement of the Registrant(3)

3.4	Second Articles of Amendment and Restatement of the Registrant(6)

3.5	Form of Bylaws of the Registrant(1)

10.1	Form of Subscription Agreement (15)

10.2	Amended and Restated Distribution Reinvestment Plan(8)

10.3	Investment Advisory Agreement(5)

10.4	Form of Dealer Manager Agreement(2)

10.5	Form of Participating Broker-Dealer Agreement (Included as Exhibit A to the Form of Dealer Manager Agreement)(2)

10.6	Custodian Agreement(2)

10.7	Form of Administration Agreement(2)

10.8	Form of License Agreement(5)

10.9	Form of Escrow Agreement(4)

10.10	Expense Support and Reimbursement Agreement(7)

10.11	ISDA 2002 Master Agreement, together with the Schedule thereto and Credit Support Annex to such Schedule, each dated as of August 27, 2013, by and between Arbor Funding LLC and Citibank, N.A.(9)

10.12	Confirmation Letter Agreement, dated as of August 27, 2013, by and between Arbor Funding LLC and Citibank, N.A.(9)

10.13	Confirmation Letter Agreement, dated as of March 21, 2014, by and between Arbor Funding LLC and Citibank, N.A. (10)

10.14	Senior Secured Revolving Credit Agreement among the Company as borrower, the Lenders party thereto, and ING Capital LLC, as Administrative Agent, dated December 4, 2013. (11)

10.15	Guarantee, Pledge and Security Agreement among the Company, the Subsidiary Guarantors party thereto, ING Capital LLC, as Administrative Agent, each Financial Agent and Designated Indebtedness Holder party thereto and ING Capital LLC, as Collateral Agent, dated December 4, 2013. (10)

10.16	Control Agreement among the Company, ING Capital LLC, as collateral agent, and State Street Bank and Trust Company, as the Company’s Custodian, dated December 4, 2013. (10)

10.17	Loan Agreement, dated as of July 23, 2014, by and among Alpine Funding LLC, as company, JPMorgan Chase Bank, National Association, as administrative agent, the Financing Providers from time to time party thereto, SIC Advisors LLC, as the portfolio manager, and the Collateral Administrator, Collateral Agent and Securities Intermediary party thereto. (12)

10.18	Sale and Contribution Agreement, dated as of July 23, 2014, by and between Sierra Income Corporation, as seller, and Alpine Funding LLC, as purchaser. (12)

10.19	Portfolio Management Agreement, dated as of July 23, 2014, by and between Alpine Funding LLC, as borrower and SIC Advisors LLC, as portfolio manager. (12)

10.20	Second Amended and Restated Confirmation Letter Agreement, dated as of July 23, 2014, by and between Arbor Funding LLC and Citibank, N.A. (12)

10.21	Amendment No. 2 to the Senior Secured Revolving Credit Agreement, dated as of August 21, 2014, by and among the Company as borrower, SIC RT1 LLC, as Subsidiary Guarantor, the Lenders party thereto and ING Capital LLC, as Administrative Agent. (13)

10.22	Amendment No. 3 to the Senior Secured Revolving Credit Agreement, dated as of August 21, 2014, by and among the Company as borrower, SIC RT1 LLC, as Subsidiary Guarantor, the Lenders party thereto and ING Capital LLC, as Administrative Agent. (14)

10.23	Amendment No. 1 to the Loan Agreement, dated as of July 23, 2014, by and among Alpine Funding LLC, as borrower, JPMorgan Chase Bank, National Association, as administrative agent, the Financing Providers from time to time party thereto, SIC Advisors LLC, as the portfolio manager, and the Collateral Administrator, Collateral Agent and Securities Intermediary party thereto. (16)

14.1	Code of Ethics(2)

21.1	List of Subsidiaries

24	Power of Attorney (included on the signature page hereto)

31.1	Certification by Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

(1)

Previously filed in connection with Pre-Effective Amendment No. 2 to the Registrant’s Registration Statement on Form N-2 (File No. 333-175624), filed on November 3, 2011, and incorporated by reference herein.

(2)

Previously filed in connection with Pre-Effective Amendment No. 3 to the Registrant’s Registration Statement on Form N-2 (File No. 333-175624), filed on February 21, 2012, and incorporated by reference herein.

(3)

Previously filed in connection with Pre-Effective Amendment No. 4 to the Registrant’s Registration Statement on Form N-2 (File No. 333-175624), filed on March 12, 2012, and incorporated by reference herein.

(4)

Previously filed in connection with Pre-Effective Amendment No. 5 to the Registrant’s Registration Statement on Form N-2 (File No. 333-175624), filed on March 21, 2012, and incorporated by reference herein.

(5)

Previously filed in connection with Pre-Effective Amendment No. 6 to the Registrant’s Registration Statement on Form N-2 (File No. 333-175624), filed on April 10, 2012, and incorporated by reference herein.

(6)	Previously filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on June 14, 2012, and incorporated by reference herein.
(7)	Previously filed as Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed on July 20, 2012, and incorporated by reference herein.
(8)	Previously filed as Exhibit 99.2 to the Registrant’s Current Report on Form 8-K filed on September 26, 2012, and incorporated by reference herein.
(9)	Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on September 3, 2013, and incorporated by reference herein.
(10)	Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on March 27, 2014, and incorporated by reference herein.
(11)	Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on December 9, 2013, and incorporated by reference herein.
(12)	Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on July 23, 2014, and incorporated by reference herein.
(13)	Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on August 22, 2014, and incorporated by reference herein.
(14)	Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on November 25, 2014, and incorporated by reference herein.
(15)	Previously filed in connection with Registrant’s Registration Statement on Form N-2 (File No. 333-200595), filed on November 11, 2014, and incorporated by reference herein.
(16)	Previously filed as an exhibit to Registrant’s Current Report on Form 8-K filed on February 10, 2015, and incorporated by reference herein.

SIGNATURES

Pursuant to the requirements Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: March 5, 2015	Sierra Income Corporation.

	By	/s/ Seth Taube
Seth Taube Chief Executive Officer (Principal Executive Officer)

	By	/s/ Richard T. Allorto, Jr.
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

Signature	Title	Date

/s/ Seth Taube	Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)	March 5, 2015

/s/ Richard T. Allorto, Jr.	Chief Financial Officer (Principal Financial and Accounting Officer)	March 5, 2015

/s/ Brook Taube	Director	March 5, 2015

/s/ Oliver T. Kane	Director	March 5, 2015

/s/ Valerie Lancaster Beal	Director	March 5, 2015

/s/ Steve Byers	Director	March 5, 2015