Form 10-Q
period 2015-03-31
Sierra Income Corp
filed 2015-05-07
CIK 1523526

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2015

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

As of May 7, 2015, the Registrant had 66,465,115 shares of common stock, $0.001 par value, outstanding.

Sierra Income Corporation

Consolidated Statements of Assets and Liabilities

	As of
	March 31, 2015	December 31, 2014
	(unaudited)
ASSETS
Non-controlled/non-affiliated investments, at fair value (amortized cost of $720,308,635 and $620,968,517, respectively)	$714,392,095	$616,915,093
Cash and cash equivalents	66,473,033	65,749,154
Cash collateral on total return swap (Note 5)	57,726,340	56,877,928
Interest receivable	6,190,230	5,213,605
Due from affiliate (Note 7)	4,230,404	6,995,930
Deferred financing costs	3,979,305	2,675,682
Receivable due on total return swap (Note 5)	2,051,518	1,095,582
Unsettled trades receivable	387,431	424,641
Prepaid expenses and other assets	61,094	118,017

Total assets	$855,491,450	$756,065,632

LIABILITIES
Revolving credit facilities payable	$271,500,000	$236,500,000
Unsettled trades payable	5,880,000	16,935,000
Unrealized depreciation on total return swap (Note 5)	4,844,580	7,651,597
Management fee payable	3,720,397	3,271,387
Accounts payable and accrued expenses	2,480,134	2,427,843
Interest payable	985,146	648,497
Administrator fees payable	553,844	450,058
Incentive fee payable	270,497	—
Due to affiliate (Note 7)	—	1,574,737
Deferred tax liability	409,887	86,600

Total liabilities	$290,644,485	$269,545,719

Commitments (Note 11)

NET ASSETS
Common shares, par value $.001 per share, 250,000,000 common shares authorized, 62,913,036 and 54,260,324 common shares issued and outstanding, respectively	$62,913	$54,260
Capital in excess of par value	572,190,162	494,060,576
Accumulated net realized gain/(loss) (distribution in excess of net realized gain/(loss)) from investments and total return swap	(3,253,591)	(5,408,243)
Accumulated undistributed net investment income	6,608,601	9,518,341
Net unrealized appreciation/(depreciation) on investments and total return swap	(10,761,120)	(11,705,021)

Total net assets	564,846,965	486,519,913

Total liabilities and net assets	$855,491,450	$756,065,632

NET ASSET VALUE PER SHARE	$8.98	$8.97

See accompanying notes to the consolidated financial statements.

Sierra Income Corporation

Consolidated Statements of Operations

	For the three months ended March 31,
	2015	2014
	(unaudited)	(unaudited)
INVESTMENT INCOME
Interest from non-controlled/non-affiliated investments	$14,332,341	$3,757,861
Fee income	1,327,074	834,649
Paid-in-kind interest income	347,153	3,704
Interest from cash	251	—

Total investment income	16,006,819	4,596,214

EXPENSES
Base management fee	3,720,397	1,142,771
Interest and financing expenses	1,832,631	163,401
General and administrative expenses	1,335,315	531,043
Administrator expenses	555,749	228,216
Professional fees	549,981	255,328
Organizational and offering costs reimbursed to SIC Advisors (Note 7)	443,687	983,785
Offering costs	392,753	—
Incentive fee	270,497	112,491

Total gross expenses	9,101,010	3,417,035
Net expense support reimbursement (Note 7)	(1,993,518)	(1,313,470)

Net expenses	7,107,492	2,103,565

NET INVESTMENT INCOME	8,899,327	2,492,649

Net realized gain/(loss) from investments	(745,665)	1,270,253
Net realized gain on total return swap (Note 5)	2,900,317	438,709
Net change in unrealized appreciation/(depreciation) on investments	(1,863,116)	(201,084)
Net change in unrealized appreciation/(depreciation) on total return swap (Note 5)	2,807,017	447,021

Net gain/(loss) on investments and total return swap	3,098,553	1,954,899

NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS	$11,997,880	$4,447,548

WEIGHTED AVERAGE — BASIC AND DILUTED EARNINGS PER COMMON SHARE	$0.21	$0.22
WEIGHTED AVERAGE — BASIC AND DILUTED NET INVESTMENT INCOME PER COMMON SHARE	$0.15	$0.12
WEIGHTED AVERAGE COMMON STOCK OUTSTANDING — BASIC AND DILUTED (Note 10)	58,356,637	20,369,602
DIVIDENDS DECLARED PER COMMON SHARE	$0.20	$0.20

See accompanying notes to the consolidated financial statements.

Sierra Income Corporation

Consolidated Statements of Changes in Net Assets

	For the three months ended March 31,
	2015	2014
	(unaudited)	(unaudited)
INCREASE FROM OPERATIONS
Net investment income	$8,899,327	$2,492,649
Net realized gain/(loss) on investments	(745,665)	1,270,253
Net realized gain on total return swap (Note 5)	2,900,317	438,709
Net change in unrealized appreciation/(depreciation) on investments	(1,863,116)	(201,084)
Net change in unrealized appreciation/(depreciation) on total return swap (Note 5)	2,807,017	447,021

Net increase in net assets resulting from operations	11,997,880	4,447,548

SHAREHOLDER DISTRIBUTIONS
Distributions from net realized gains	—	(1,708,962)
Distributions from net investment income (Note 2)	(11,809,067)	(2,492,649)

Net decrease in net assets from shareholder distributions	(11,809,067)	(4,201,611)

COMMON SHARE TRANSACTIONS
Issuance of common shares, net of underwriting costs	72,566,865	72,777,647
Issuance of common shares pursuant to distribution reinvestment plan	5,571,374	1,831,192
Repurchase of common shares	—	(27,540)

Net increase in net assets resulting from common share transactions	78,138,239	74,581,299

Total increase in net assets	78,327,052	74,827,236
Net assets at beginning of period	486,519,913	153,002,273

Net assets at end of period (including accumulated undistributed net investment income of $6,608,601 and $(249,177), respectively)	$564,846,965	$227,829,509

Net asset value per common share	$8.98	$9.20
Common shares outstanding, beginning of period	54,260,324	16,663,500
Issuance of common shares	8,033,670	7,907,676
Issuance of common shares pursuant to distribution reinvestment plan	619,042	199,476
Repurchase of common shares	—	(3,000)

Common shares outstanding, end of period	62,913,036	24,767,652

See accompanying notes to the consolidated financial statements.

Sierra Income Corporation

Consolidated Statements of Cash Flows

	For the three months ended March 31,
	2015	2014
	(unaudited)	(unaudited)
Cash flows from operating activities
NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS	$11,997,880	$4,447,548
ADJUSTMENT TO RECONCILE NET INCREASE/(DECREASE) IN NET ASSETS FROM OPERATIONS TO NET CASH USED IN OPERATING ACTIVITIES
Paid-in-kind interest income	(347,153)	(3,704)
Net amortization of premium on investments	(191,008)	14,561
Amortization of deferred financing costs	(1,303,623)	(281,192)
Net realized (gain)/loss on investments	745,666	(1,270,253)
Net change in unrealized (appreciation)/depreciation on investments	1,863,116	201,084
Net change in unrealized (appreciation)/depreciation on total return swap (Note 5)	(2,807,017)	(447,021)
Purchases, Originations, and Participations	(103,820,422)	(122,821,433)
Proceeds from sale of investments and principal repayments	4,272,799	45,835,550
(Increase)/decrease in operating assets:
Cash collateral on total return swap (Note 5)	(848,412)	(13,515,172)
Unsettled trades receivable	37,210	(5,914,375)
Due from affiliate	2,765,526	(346,329)
Interest receivable	(976,625)	197,212
Receivable due on total return swap (Note 5)	(955,936)	(143,240)
Prepaid expenses and other assets	56,923	(16,626)
Increase/(decrease) in operating liabilities:
Unsettled trades payable	(11,055,000)	(9,445,539)
Management fee payable	449,010	328,116
Accounts payable and accrued expenses	52,291	91,970
Provisional incentive fee	270,497	112,491
Administrator fees payable	103,786	76,054
Interest payable	336,649	14,401
Due to affiliate	(1,574,737)	(6,704)
Deferred tax liability	323,287	—

NET CASH USED IN OPERATING ACTIVITIES	(100,605,293)	(102,892,601)

Cash flows from financing activities
Borrowings under revolving credit facility	100,000,000	25,000,000
Repayments of revolving credit facility	(65,000,000)	(16,000,000)
Proceeds from issuance of common stock, net of underwriting costs	72,566,865	72,777,647
Payment of cash dividends	(6,237,693)	(2,370,419)
Repurchase of common shares	—	(27,540)

NET CASH PROVIDED BY FINANCING ACTIVITIES	101,329,172	79,379,688

TOTAL INCREASE/(DECREASE) IN CASH	723,879	(23,512,913)
CASH AT BEGINNING OF PERIOD	65,749,154	34,939,948

CASH AT END OF PERIOD	$66,473,033	$11,427,035

Supplemental Information
Cash paid during the period for interest	$1,495,982	$149,000
Supplemental non-cash information
Paid-in-kind interest income	$347,153	$3,704
Amortization of deferred financing costs	$1,303,623	$281,192
Net amortization of premium on investments	$191,008	$(14,561)
Issuance of common shares in connection with distribution reinvestment plan	$5,571,374	$1,831,192

See accompanying notes to the consolidated financial statements.

Sierra Income Corporation

Consolidated Schedule of Investments

As of March 31, 2015

(unaudited)

Company(1)	Industry	Type of Investment	Maturity	Par/Share Amount	Cost	Fair Value	% of Net Assets(2)
Non-controlled/non-affiliated investments — 126.5%
AAR Intermediate Holdings, LLC	Energy: Oil & Gas	Senior Secured First Lien Term Loans LIBOR + 12.000%, 1.000% Floor(3) (4)	6/30/2015	$1,006,234	$1,006,234	$1,003,369	0.2%
		Senior Secured First Lien Term loans LIBOR + 12.000%, 1.000% Floor(3) (4)	3/30/2019	11,225,798	10,548,568	10,326,090	1.8%
		Warrants to purchase 0.625% of outstanding company equity(4)(5)	3/30/2019	790,778	790,778	503,024	0.1%

				13,022,810	12,345,580	11,832,483
AESC Holding Corp, Inc.	Retail	Senior Secured Second Lien Term Loans LIBOR + 9.000%, 1.000% Floor(3)(4)	5/27/2019	7,000,000	7,000,000	7,070,000	1.3%

				7,000,000	7,000,000	7,070,000
ALG USA Holdings, Inc.	Hotel, Gaming & Leisure	Senior Secured Second Lien Term Loans LIBOR + 9.000%, 1.250% Floor(6)	2/28/2020	2,000,000	1,968,665	1,999,448	0.4%

				2,000,000	1,968,665	1,999,448
AM3 Pinnacle Corporation	Media: Broadcasting & Subscription	Senior Secured First Lien Term Loans 10.000%(4)(7)	10/22/2018	6,566,527	6,566,527	6,481,555	1.1%

				6,566,527	6,566,527	6,481,555
American Beacon Advisors, Inc.(8)	Banking, Finance, Insurance & Real Estate	Senior Secured Second Lien Term Loans LIBOR + 8.750%, 1.000% Floor(6)	4/15/2023	6,000,000	5,880,000	5,880,000	1.0%

				6,000,000	5,880,000	5,880,000
American Pacific Corp.	Chemicals, Plastics & Rubber	Senior Secured First Lien Term Loans LIBOR + 6.000%, 1.000% Floor(6)	2/27/2019	7,920,000	7,871,380	7,965,941	1.4%

				7,920,000	7,871,380	7,965,941
Anaren, Inc.	Aerospace & Defense	Senior Secured Second Lien Term Loans LIBOR + 8.250%, 1.000% Floor(6)	8/18/2021	10,000,000	9,910,684	9,818,870	1.7%

				10,000,000	9,910,684	9,818,870
Aperture Group, LLC	Banking, Finance, Insurance & Real Estate	Senior Secured First Lien Term Loans LIBOR + 6.250%, 1.000% Floor(3)	8/29/2019	7,462,500	7,429,357	7,388,124	1.3%

				7,462,500	7,429,357	7,388,124

See accompanying notes to consolidated financial statements.

Company(1)	Industry	Type of Investment	Maturity	Par/Share Amount	Cost	Fair Value	% of Net Assets(2)
Ascensus, Inc.	Banking, Finance, Insurance & Real Estate	Senior Secured Second Lien Term Loans LIBOR + 8.000%, 1.000% Floor(6)	12/2/2020	4,000,000	3,951,040	4,000,000	0.7%

				4,000,000	3,951,040	4,000,000
Associated Asphalt Partners, LLC	Chemicals, Plastics & Rubber	Senior Secured First Lien Notes 8.500%(9)	2/15/2018	1,778,000	1,788,562	1,753,795	0.3%

				1,778,000	1,788,562	1,753,795
Asurion Corp.(8)	Banking, Finance, Insurance & Real Estate	Senior Secured Second Lien Term Loans LIBOR + 7.500%, 1.000% Floor(6)	3/3/2021	7,000,000	6,935,701	7,043,750	1.2%

				7,000,000	6,935,701	7,043,750
Atrium Innovations, Inc.(10)	Healthcare & Pharmaceuticals	Senior Secured Second Lien Term Loans LIBOR + 6.750%, 1.000% Floor(6)	8/13/2021	5,000,000	4,977,941	4,690,230	0.8%

				5,000,000	4,977,941	4,690,230
Bennu Oil & Gas, LLC	Energy: Oil & Gas	Senior Secured Second Lien Term Loans LIBOR + 7.500%, 1.250% Floor(6)	11/1/2018	$5,511,471	$5,507,216	$4,615,451	0.8%

				5,511,471	5,507,216	4,615,451
Birch Communications, Inc.	Telecommunications	Senior Secured First Lien Term Loans LIBOR + 6.750%, 1.000% Floor(3)(4)	7/18/2020	14,572,917	14,312,191	14,039,089	2.5%

				14,572,917	14,312,191	14,039,089
Brundage-Bone Concrete Pumping, Inc.	Construction & Building	Senior Secured First Lien Notes 10.375%(9)(11)	9/1/2021	7,500,000	7,637,726	7,800,000	1.4%

				7,500,000	7,637,726	7,800,000
Capstone Nutrition	Healthcare & Pharmaceuticals	Common Stock(4)(5)		288	300,000	446,946	0.1%
		Senior Secured First Lien Term Loans LIBOR + 9.500%, 1.000% Floor(3)(4)	4/28/2019	15,000,000	15,000,000	15,079,176	2.7%

				15,000,288	15,300,000	15,526,122
Charming Charlie, Inc.	Retail	Senior Secured First Lien Term Loans LIBOR + 8.000%, 1.000% Floor(6)	12/24/2019	8,922,710	8,940,507	9,011,937	1.6%

				8,922,710	8,940,507	9,011,937
Collective Brands Finance, Inc.(8)(10)	Retail	Senior Secured Second Lien Term Loans LIBOR + 7.500%, 1.000% Floor(6)	3/11/2022	6,000,000	6,018,194	5,604,145	1.0%

				6,000,000	6,018,194	5,604,145
ContMid Intermediate, Inc.	Automotive	Senior Secured Second Lien Term Loans LIBOR + 9.000%, 1.000% Floor(3)(4)	10/25/2019	14,317,924	14,317,924	14,189,754	2.5%

				14,317,924	14,317,924	14,189,754

See accompanying notes to consolidated financial statements.

Company(1)	Industry	Type of Investment	Maturity	Par/Share Amount	Cost	Fair Value	% of Net Assets(2)
ConvergeOne Holdings Corp.	Telecommunications	Senior Secured Second Lien Term Loans LIBOR + 8.000%, 1.000% Floor(3)(4)	6/17/2021	12,500,000	12,384,841	12,171,698	2.2%

				12,500,000	12,384,841	12,171,698
Cornerstone Chemical Company	Chemicals, Plastics & Rubber	Senior Secured First Lien Notes 9.375%(9)(11)	3/15/2018	2,500,000	2,582,102	2,600,000	0.5%

				2,500,000	2,582,102	2,600,000
CP OpCo, LLC	Services: Consumer	Senior Secured First Lien Term Loans LIBOR + 6.750%, 1.000% Floor(4)(6)	9/30/2020	8,000,000	8,000,000	7,911,763	1.4%

				8,000,000	8,000,000	7,911,763
CRGT, Inc.	Services: Business	Senior Secured First Lien Term Loans LIBOR + 6.500%, 1.000% Floor(4)(6)	12/19/2020	9,937,500	9,937,500	9,841,378	1.7%

				9,937,500	9,937,500	9,841,378
Deltek, Inc.	High Tech Industries	Senior Secured Second Lien Term Loans LIBOR + 8.750%, 1.250% Floor(6)	10/10/2019	3,000,000	2,982,409	3,060,000	0.5%

				3,000,000	2,982,409	3,060,000
DHISCO Electronic Distribution, Inc.	Hotel, Gaming & Leisure	Senior Secured First Lien Term Loans LIBOR + 9.000% PIK, 1.500% Floor(3)(4)(7)	2/10/2018	3,688,455	3,688,455	3,672,602	0.7%
		Senior Secured First Lien Term loans LIBOR + 9.000%, 1.500% Floor(3)(4)	11/10/2019	19,523,810	19,523,810	19,359,515	3.4%
		Warrants to purchase 4.2% of the outstanding equity(4)(5)	2/10/2018	769,231	769,231	1,108,268	0.2%

				23,981,496	23,981,496	24,140,385
Drew Marine Partners, LP	Transportation: Cargo	Senior Secured Second Lien Term Loans LIBOR + 7.000%, 1.000% Floor(6)	5/19/2021	10,000,000	10,075,870	9,910,203	1.8%

				10,000,000	10,075,870	9,910,203
Dynamic Energy Services International LLC	Energy: Oil & Gas	Senior Secured First Lien Term Loans LIBOR + 8.500%, 1.000% Floor(3)(4)	3/6/2018	$9,500,000	$9,500,000	$9,324,725	1.7%

				9,500,000	9,500,000	9,324,725
EarthLink, Inc.(10)	Telecommunications	Senior Secured First Lien Notes 7.375%(9)(11)	6/1/2020	2,450,000	2,439,433	2,520,437	0.4%

				2,450,000	2,439,433	2,520,437
Encompass Digital Media, Inc.(8)	Telecommunications	Senior Secured Second Lien Term Loans LIBOR + 7.750%, 1.000% Floor(6)	6/6/2022	1,500,000	1,486,482	1,481,115	0.3%

				1,500,000	1,486,482	1,481,115

See accompanying notes to consolidated financial statements.

Company(1)	Industry	Type of Investment	Maturity	Par/Share Amount	Cost	Fair Value	% of Net Assets(2)
FKI Security Group LLC	Capital Equipment	Senior Secured First Lien Term Loans LIBOR + 8.500%, 1.000% Floor(3)(4)	3/30/2020	15,000,000	15,000,000	15,000,000	2.7%

				15,000,000	15,000,000	15,000,000
Flexera Software, LLC(8)	High Tech Industries	Senior Secured Second Lien Term Loans LIBOR + 7.000%, 1.000% Floor(6)	4/2/2021	5,000,000	5,017,949	4,798,172	0.9%

				5,000,000	5,017,949	4,798,172
Gastar Exploration USA, Inc.(10)	Energy: Oil & Gas	Senior Secured First Lien Notes 8.625%(9)(11)	5/15/2018	5,400,000	5,412,750	4,981,500	0.9%

				5,400,000	5,412,750	4,981,500
Genex Holdings, Inc.(8)	Banking, Finance, Insurance & Real Estate	Senior Secured Second Lien Term Loans LIBOR + 7.750%, 1.000% Floor(6)	5/30/2022	9,500,000	9,530,988	9,216,123	1.6%

				9,500,000	9,530,988	9,216,123
GK Holdings, Inc.	Services: Business	Senior Secured Second Lien Term Loans LIBOR + 9.500%, 1.000% Floor(3)	1/20/2022	10,000,000	10,000,000	10,000,000	1.8%

				10,000,000	10,000,000	10,000,000
Green Field Energy Services, Inc.	Energy: Oil & Gas	Senior Secured First Lien Notes 13.000%(4)(9)(12)	11/15/2016	766,616	755,049	237,651	0.0%
		Warrants/Equity(4)(5)	11/15/2021	709	29,000	—	0.0%

				767,325	784,049	237,651
GTCR Valor Companies, Inc.	High Tech Industries	Senior Secured First Lien Term Loans LIBOR + 5.000%, 1.000% Floor(6)	5/30/2021	7,948,626	7,875,158	7,705,656	1.4%
		Senior Secured Second Lien Term Loans LIBOR + 8.500%, 1.000% Floor(6)	11/30/2021	4,000,000	3,962,818	3,868,350	0.7%

				11,948,626	11,837,976	11,574,006
H.D. Vest, Inc.	Banking, Finance, Insurance & Real Estate	Senior Secured Second Lien Term Loans LIBOR + 8.000%, 1.250% Floor(3)	3/17/2021	16,500,000	16,500,000	16,500,000	2.9%

				16,500,000	16,500,000	16,500,000
HBC Holdings, LLC	Wholesale	Senior Secured First Lien Term Loans LIBOR + 5.750%, 1.000% Floor(4)(6)	3/30/2020	14,925,000	14,925,000	14,925,005	2.6%

				14,925,000	14,925,000	14,925,005
Heligear Acquisition Co.	Aerospace & Defense	Senior Secured First Lien Notes 10.250%(4)(9)	10/15/2019	15,000,000	15,000,000	14,681,250	2.6%

				15,000,000	15,000,000	14,681,250
Hill International, Inc.	Construction & Building	Senior Secured First Lien Term Loans LIBOR + 6.750%, 1.000% Floor(4)(6)	9/26/2020	16,915,000	16,915,000	16,915,023	3.0%

				16,915,000	16,915,000	16,915,023

See accompanying notes to consolidated financial statements.

Company(1)	Industry	Type of Investment	Maturity	Par/Share Amount	Cost	Fair Value	% of Net Assets(2)
Holland Acquisition Corp.	Energy: Oil & Gas	Senior Secured First Lien Term Loans LIBOR + 9.000%, 1.000% Floor(6)	5/29/2018	$5,000,000	$4,926,578	$4,651,396	0.8%

				5,000,000	4,926,578	4,651,396
Ignite Restaurant Group, Inc.	Hotel, Gaming & Leisure	Senior Secured First Lien Term Loans LIBOR + 7.000%, 1.000% Floor(6)	2/13/2019	11,940,000	11,779,593	11,913,399	2.1%

				11,940,000	11,779,593	11,913,399
Integra Telecom Holdings, Inc.	Telecommunications	Senior Secured Second Lien Term Loans LIBOR + 8.500%, 1.250% Floor(3)(4)	2/22/2020	735,455	733,850	722,158	0.1%

				735,455	733,850	722,158
Interface Security Systems, Inc.	Services: Consumer	Senior Secured First Lien Notes 9.250%(9)	1/15/2018	3,417,000	3,460,320	3,429,813	0.6%

				3,417,000	3,460,320	3,429,813
IPS Corporation	Wholesale	Senior Secured First Lien Term Loans LIBOR + 6.250%, 1.000% Floor(6)	2/5/2021	15,000,000	15,000,000	15,000,000	2.7%

				15,000,000	15,000,000	15,000,000
IronGate Energy Services, LLC	Energy: Oil & Gas	Senior Secured First Lien Notes 11.000%(9)(11)	7/1/2018	3,000,000	2,959,115	2,028,750	0.4%

				3,000,000	2,959,115	2,028,750
Isola USA Corp.(8)	High Tech Industries	Senior Secured First Lien Term Loans LIBOR + 8.250%, 1.000% Floor(6)	11/29/2018	5,836,871	5,953,452	5,852,939	1.0%

				5,836,871	5,953,452	5,852,939
JAC Holding Corp.	Automotive	Senior Secured First Lien Notes 11.500%(4)(9)(11)	10/1/2019	12,000,000	12,000,000	12,360,000	2.2%

				12,000,000	12,000,000	12,360,000
Jordan Reses Supply Company, LLC	Healthcare & Pharmaceuticals	Senior Secured Second Lien Term Loans LIBOR + 11.000%, 1.000% Floor(3)(4)	4/24/2020	5,000,000	5,000,000	5,061,605	0.9%

				5,000,000	5,000,000	5,061,605
Kik Custom Products, Inc.	Consumer Goods: Non-durable	Senior Secured Second Lien Term Loans LIBOR + 8.250%, 1.250% Floor(13)	10/29/2019	5,000,000	4,991,761	4,964,428	0.9%

				5,000,000	4,991,761	4,964,428
Liquidnet Holdings, Inc.	Banking, Finance, Insurance & Real Estate	Senior Secured First Lien Term Loans LIBOR + 6.750%, 1.000% Floor(6)	5/22/2019	6,737,500	6,650,613	6,635,224	1.2%

				6,737,500	6,650,613	6,635,224
Livingston International, Inc.(8)(10)	Transportation: Cargo	Senior Secured Second Lien Term Loans LIBOR + 7.750%, 1.250% Floor(6)	4/18/2020	2,658,504	2,654,411	2,535,659	0.5%

				2,658,504	2,654,411	2,535,659

See accompanying notes to consolidated financial statements.

Company(1)	Industry	Type of Investment	Maturity	Par/Share Amount	Cost	Fair Value	% of Net Assets(2)
LTCG Holdings Corp.	Banking, Finance, Insurance & Real Estate	Senior Secured First Lien Term Loans LIBOR + 5.000%, 1.000% Floor(6)	6/6/2020	3,850,000	3,833,174	3,825,617	0.7%

				3,850,000	3,833,174	3,825,617
Miller Heiman, Inc.	Services: Business	Senior Secured First Lien Term Loans LIBOR + 5.750%, 1.000% Floor(6)	9/30/2019	$24,531,250	$24,531,250	$24,398,372	4.3%

				24,531,250	24,531,250	24,398,372
Nathan’s Famous, Inc.(10)	Beverage, Food & Tobacco	Senior Secured First Lien Notes 10.000%(11)	3/15/2020	7,000,000	7,000,000	7,341,250	1.3%

				7,000,000	7,000,000	7,341,250
Nation Safe Drivers Holdings, Inc.	Banking, Finance, Insurance & Real Estate	Senior Secured Second Lien Term Loans LIBOR + 8.000%, 2.000% Floor(4)(6)	9/29/2020	20,676,479	20,676,479	20,537,174	3.6%

				20,676,479	20,676,479	20,537,174
New Media Holdings II, LLC	Media: Advertising, Printing & Publishing	Senior Secured First Lien Term Loans LIBOR + 6.250%, 1.000% Floor(6)	6/4/2020	22,381,213	22,381,213	22,151,757	3.9%

				22,381,213	22,381,213	22,151,757
Newpage Corp.	Media: Advertising, Printing & Publishing	Senior Secured First Lien Term Loans LIBOR + 8.250%, 1.250% Floor(6)	2/11/2021	9,792,917	9,679,657	9,413,442	1.7%

				9,792,917	9,679,657	9,413,442
Northern Lights MIDCO, LLC	Banking, Finance, Insurance & Real Estate	Senior Secured First Lien Term Loans LIBOR + 9.500%, 1.500% Floor(3)(4)	11/21/2019	4,700,000	4,700,000	4,777,685	0.8%

				4,700,000	4,700,000	4,777,685
Omnitracs, Inc.	High Tech Industries	Senior Secured Second Lien Term Loans LIBOR + 7.750%, 1.000% Floor(6)	5/25/2021	7,000,000	7,014,232	6,946,444	1.2%

				7,000,000	7,014,232	6,946,444
Oxford Mining Company, LLC	Metals & Mining	Senior Secured First Lien Term Loans LIBOR + 8.500%, 0.750% Floor, 3% PIK(4)(6)(7)	12/31/2018	11,953,390	11,953,390	11,857,365	2.1%

				11,953,390	11,953,390	11,857,365
Reddy Ice Corporation	Beverage, Food & Tobacco	Senior Secured Second Lien Term Loans LIBOR + 9.500%, 1.250% Floor(3)(4)	10/1/2019	2,000,000	2,000,000	1,857,323	0.3%

				2,000,000	2,000,000	1,857,323
Research Now Group, Inc.	Services: Business	Senior Secured Second Lien Term Loans LIBOR + 8.750%, 1.000% Floor(6)	3/18/2022	15,000,000	15,000,000	15,000,000	2.7%

				15,000,000	15,000,000	15,000,000

See accompanying notes to consolidated financial statements.

Company(1)	Industry	Type of Investment	Maturity	Par/Share Amount	Cost	Fair Value	% of Net Assets(2)
Response Team Holdings, LLC	Construction & Building	Preferred Equity 12%(4) (5)		$3,138,480	$2,881,073	$3,110,679	0.6%
		Senior Secured First Lien Term Loans LIBOR + 8.000%, 2.000% Floor, 1% PIK(3)(4)	3/28/2019	15,244,627	15,244,627	15,473,487	2.7%
		Warrants to purchase 3.70% of the outstanding common units (4)(5)	3/28/2019	257,407	257,407	768,262	0.1%

				18,640,514	18,383,107	19,352,428
School Specialty, Inc.	Wholesale	Senior Secured First Lien Term Loans LIBOR + 8.500%, 1.000% Floor(6)	6/11/2019	10,878,628	10,803,513	10,821,315	1.9%

				10,878,628	10,803,513	10,821,315
Sizzling Platter, LLC	Hotel, Gaming & Leisure	Senior Secured First Lien Term Loans LIBOR + 7.500%, 1.000% Floor(6)	4/28/2019	15,000,000	15,000,000	15,130,610	2.7%

				15,000,000	15,000,000	15,130,610
Southwest Dealer Services, Inc.	Automotive	Senior Secured First Lien Term Loans LIBOR + 6.000%, 1.000% Floor(3)(4)	3/16/2020	7,000,000	7,000,000	7,000,000	1.2%

				7,000,000	7,000,000	7,000,000
Survey Sampling International, LLC	Services: Business	Senior Secured Second Lien Term Loans LIBOR + 9.000%, 1.000% Floor(6)	12/16/2021	24,000,000	24,000,000	23,708,520	4.2%

				24,000,000	24,000,000	23,708,520
Tempel Steel Company	Metals & Mining	Senior Secured First Lien Notes 12.000%(4)(9)(11)	8/15/2016	1,115,000	1,109,706	943,569	0.2%

				1,115,000	1,109,706	943,569
TGI Friday’s, Inc.	Hotel, Gaming & Leisure	Senior Secured Second Lien Term Loans LIBOR + 8.250%, 1.000% Floor(4)(6)	7/15/2021	15,000,000	14,794,289	14,767,131	2.6%

				15,000,000	14,794,289	14,767,131
Tourico Holidays, Inc.	Hotel, Gaming & Leisure	Senior Secured First Lien Term Loans LIBOR + 7.500%, 1.000% Floor(3)	11/5/2018	14,812,500	14,812,500	14,724,488	2.6%

				14,812,500	14,812,500	14,724,488
TravelCLICK, Inc.(8)	Hotel, Gaming & Leisure	Senior Secured Second Lien Term Loans LIBOR + 7.750%, 1.000% Floor(6)	11/6/2021	6,000,000	5,917,326	5,740,809	1.0%

				6,000,000	5,917,326	5,740,809
True Religion Apparel, Inc.	Retail	Senior Secured Second Lien Term Loans LIBOR + 10.000%, 1.000% Floor(13)	1/30/2020	4,000,000	3,859,078	3,745,482	0.7%

				4,000,000	3,859,078	3,745,482

See accompanying notes to consolidated financial statements.

Company(1)	Industry	Type of Investment	Maturity	Par/Share Amount	Cost	Fair Value	% of Net Assets(2)
U.S. Well Services, LLC	Energy: Oil & Gas	Warrants/Equity (5)	2/15/2019	1,731	173	227,107	0.0%

				1,731	173	227,107
Valence Surface Technologies, Inc.	Aerospace & Defense	Senior Secured First Lien Term Loans LIBOR + 5.500%, 1.000% Floor(3)	6/13/2019	9,809,037	9,746,854	9,613,610	1.7%

				9,809,037	9,746,854	9,613,610
Velocity Pooling Vehicle, LLC	Automotive	Senior Secured Second Lien Term Loans LIBOR + 7.250%, 1.000% Floor(3)(4)	5/14/2022	$20,625,000	$17,988,981	$17,910,463	3.2%

				20,625,000	17,988,981	17,910,463
Vestcom International, Inc.	Services: Business	Senior Secured Second Lien Term Loans LIBOR + 7.750%, 1.000% Floor(13)	9/30/2022	5,000,000	5,000,000	4,930,554	0.9%

				5,000,000	5,000,000	4,930,554
YP LLC(8)	Media: Advertising, Printing & Publishing	Senior Secured First Lien Term Loans LIBOR + 6.750%, 1.250% Floor(6)	6/4/2018	4,130,435	4,167,201	4,128,667	0.7%

				4,130,435	4,167,201	4,128,667
Z Gallerie, LLC	Retail	Senior Secured First Lien Term Loans LIBOR + 6.500%, 1.000% Floor(13)	10/8/2020	10,000,000	9,893,779	9,884,414	1.8%

				10,000,000	9,893,779	9,884,414

Total non-controlled/non-affiliated investments					$720,308,635	$714,392,095	126.5%

Derivative Instrument — Long Exposure					Notional Amount	Unrealized Appreciation (Depreciation)
Total return swap with Citibank, N.A. (Note 5)		Total Return Swap			$229,558,619	$(4,844,580)

					$229,558,619	$(4,844,580)

(1)	All of the Company’s investments are domiciled in the United States except for Atrium Innovations, Inc. and Livingston International, Inc. which are domiciled in Canada.
(2)	Percentage is based on net assets of $564,846,965 as of March 31, 2015.
(3)

The interest rate on these loans is subject to a base rate plus 1M LIBOR, which at March 31, 2015 was 0.18%. As the interest rate is subject to a minimum LIBOR floor which was greater than the 1M LIBOR rate at March 31, 2015, the prevailing rate in effect at March 31, 2015 was the base rate plus the LIBOR floor.

(4)	An affiliated fund that is managed by an affiliate of SIC Advisors LLC also holds an investment in this security.
(5)	Security is non-income producing.
(6)

The interest rate on these loans is subject to a base rate plus 3M LIBOR, which at March 31, 2015 was 0.27%. As the interest rate is subject to a minimum LIBOR floor which was greater than the 3M LIBOR rate at March 31, 2015, the prevailing rate in effect at March 31, 2015 was the base rate plus the LIBOR floor.

(7)	The investment has an unfunded commitment as of March 31, 2015. For further details, see Note 11. Fair value includes an analysis of the unfunded commitment.
(8)

Security is also held in the underlying portfolio of the total return swap with Citibank, N.A. (see Note 5). The Company’s total exposure to American Beacon Advisors, Inc., Asurion Corp., Collective Brands Finance, Inc., Encompass Digital Media, Inc., Flexera Software, LLC, Genex Holdings, Inc., Isola USA Corp., Livingston International, Inc., TravelCLICK, Inc., and YP LLC is $6,875,000 or 1.2%, $16,889,761 or 3.0%, $11,536,814 or 2.0%, $6,431,240 or 1.1%, $7,065,047 or 1.3%, $11,196,173 or 2.0%, $9,694,439 or 1.7%, $4,505,102 or 0.8%, $20,518,439 or 3.6%, $8,290,080 or 1.5%, respectively, of Net Assets as of March 31, 2015.

See accompanying notes to consolidated financial statements.

(9)

Securities are exempt from registration under Rule 144A of the Securities Act of 1933. These securities represent a fair value of $53,336,765 and 9.4% of net assets as of March 31, 2015 and are considered restricted.

(10)	The investment is not a qualifying asset under Section 55 of the Investment Company Act of 1940, as amended. Non-qualifying assets represent 3.9% of the Company’s portfolio at fair value.
(11)	Represents securities in Level 2 in the ASC 820 table (see Note 4).
(12)	The investment was on non-accrual status as of March 31, 2015.
(13)

The interest rate on these loans is subject to a base rate plus 6M LIBOR, which at March 31, 2015 was 0.40%. As the interest rate is subject to a minimum LIBOR floor which was greater than the 6M LIBOR rate at March 31, 2015, the prevailing rate in effect at March 31, 2015 was the base rate plus the LIBOR floor.

1M	1 Month
3M	3 Month
6M	6 Month

See accompanying notes to consolidated financial statements.

Sierra Income Corporation

Consolidated Schedule of Investments

As of December 31, 2014

Company(1)	Industry	Type of Investment	Maturity	Par/Share Amount	Cost	Fair Value	% of Net Assets(2)
Non-controlled/non-affiliated investments — 126.8%
AAR Intermediate Holdings, LLC	Oil and Gas	Senior Secured First Lien Term Loans
		LIBOR + 12.000%, 1.000% Floor(3)(4)	6/30/2015	$1,006,234	$1,006,234	$997,872	0.2%
		Senior Secured First Lien Term Loans LIBOR + 12.000%, 1.000% Floor(3)(4)	3/30/2019	11,697,470	10,938,261	10,703,771	2.2%

		Warrants to purchase 1.98% of outstanding company equity(4)(5)	3/30/2019	790,778	790,778	598,870	0.1%

				13,494,482	12,735,273	12,300,513
ALG USA Holdings, Inc.	Leisure, Amusement,	Senior Secured Second Lien Term Loans

	Motion Pictures, and Entertainment	LIBOR + 9.000%, 1.250% Floor(6)	2/28/2020	2,000,000	1,967,491	2,011,269	0.4%

				2,000,000	1,967,491	2,011,269
Allen Edmonds Corp.	Retail Stores	Senior Secured Second Lien Term Loans
		LIBOR + 9.000%, 1.000% Floor(3)(4)	5/27/2019	7,000,000	7,000,000	7,070,000	1.5%

				7,000,000	7,000,000	7,070,000
AM3 Pinnacle Corporation	Telecommunications	Senior Secured First Lien Term Loans
		10.000%(4)(7)	10/22/2018	6,533,857	6,533,857	6,533,857	1.3%

				6,533,857	6,533,857	6,533,857
American Pacific Corp.	Chemicals, Plastics, and Rubber	Senior Secured First Lien Term Loans
		LIBOR + 6.000%, 1.000% Floor(6)	2/27/2019	7,940,000	7,888,650	8,056,333	1.7%

				7,940,000	7,888,650	8,056,333
Anaren, Inc.	Aerospace and Defense	Senior Secured Second Lien Term Loans LIBOR + 8.250%, 1.000% Floor(6)	8/18/2021	10,000,000	9,908,218	9,935,749	2.0%

				10,000,000	9,908,218	9,935,749
Ascensus, Inc.	Finance	Senior Secured Second Lien Term Loans LIBOR + 8.000%, 1.000% Floor(6)	12/2/2020	4,000,000	3,948,926	4,000,000	0.8%

				4,000,000	3,948,926	4,000,000
Associated Asphalt Partners, LLC	Chemicals, Plastics, and Rubber	Senior Secured First
		Lien Notes 8.500%(8)	2/15/2018	2,000,000	2,013,443	1,993,534	0.4%

				2,000,000	2,013,443	1,993,534
Asurion Corp.(9)	Insurance	Senior Secured Second Lien Term Loans LIBOR + 7.500%, 1.000% Floor(6)	3/3/2021	7,000,000	6,935,000	7,000,000	1.4%

				7,000,000	6,935,000	7,000,000

Company(1)	Industry	Type of Investment	Maturity	Par/Share Amount	Cost	Fair Value	% of Net Assets(2)
Atrium Innovations, Inc.(10)	Healthcare, Education, and Childcare	Senior Secured Second Lien Term Loans
		LIBOR + 6.750%, 1.000% Floor(6)	8/13/2021	5,000,000	4,977,296	4,743,856	1.0%

				5,000,000	4,977,296	4,743,856
Bennu Oil & Gas, LLC	Oil and Gas	Senior Secured Second Lien Term Loans
		LIBOR + 7.500%, 1.250% Floor(6)	11/1/2018	5,525,389	5,520,837	4,570,180	0.9%

				5,525,389	5,520,837	4,570,180
Birch Communications, Inc.	Telecommunications	Senior Secured First Lien Term Loans
		LIBOR + 6.750%, 1.000% Floor(3)(4)	7/18/2020	14,572,917	14,300,451	14,042,615	2.9%

				14,572,917	14,300,451	14,042,615
Brundage-Bone Concrete Pumping, Inc.	Buildings and Real Estate	Senior Secured First
		Lien Notes 10.375%(8)	9/1/2021	7,500,000	7,641,129	7,600,484	1.6%

				7,500,000	7,641,129	7,600,484
Charming Charlie, Inc.	Retail Stores	Senior Secured First Lien Term Loans
		LIBOR + 8.000%, 1.000% Floor(6)	12/24/2019	8,945,242	8,963,787	9,034,694	1.9%

				8,945,242	8,963,787	9,034,694
Collective Brands Finance, Inc.(9)(10)	Retail Stores	Senior Secured Second Lien Term Loans LIBOR + 7.500%, 1.000% Floor(6)	3/11/2022	6,000,000	6,018,670	5,669,782	1.2%

				6,000,000	6,018,670	5,669,782
Contmid, Inc.	Automobile	Senior Secured Second Lien Term Loans LIBOR + 9.000%, 1.000% Floor(3)(4)	10/25/2019	14,317,924	14,317,924	14,317,924	2.9%

				14,317,924	14,317,924	14,317,924
ConvergeOne Holdings Corporation	Telecommunications	Senior Secured Second Lien Term Loans
		LIBOR + 8.000%, 1.000% Floor(3)(4)	6/17/2021	12,500,000	12,381,463	12,312,750	2.5%

				12,500,000	12,381,463	12,312,750
Cornerstone Chemical Company	Chemicals, Plastics, and Rubber	Senior Secured First
		Lien Notes(8)(11)	3/15/2018	2,500,000	2,587,841	2,550,000	0.5%

				2,500,000	2,587,841	2,550,000
CP Opco, LLC	Leisure, Amusement, Motion Pictures, and Entertainment	Senior Secured First Lien Term Loans LIBOR + 6.750%, 1.000% Floor(4)(6)	9/30/2020	8,000,000	8,000,000	8,000,000	1.6%

				8,000,000	8,000,000	8,000,000
CRGT, Inc.	Diversified/Conglomerate Service	Senior Secured First Lien Term Loans LIBOR + 6.500%, 1.000% Floor(4)(6)	12/19/2020	10,000,000	10,000,000	10,000,000	2.1%

				10,000,000	10,000,000	10,000,000
Deltek, Inc.	Electronics	Senior Secured Second Lien Term Loans LIBOR + 8.750%, 1.250% Floor(6)	10/10/2019	3,000,000	2,981,523	3,060,000	0.6%

				3,000,000	2,981,523	3,060,000

Company(1)	Industry	Type of Investment	Maturity	Par/Share Amount	Cost	Fair Value	% of Net Assets(2)
Drew Marine Partners LP	Cargo Transport	Senior Secured Second Lien Term Loans
		LIBOR + 7.000%, 1.000% Floor(6)	5/19/2021	10,000,000	10,078,927	10,033,409	2.1%

				10,000,000	10,078,927	10,033,409
Dynamic Energy Services International, LLC	Oil and Gas	Senior Secured First Lien Term Loans
		LIBOR + 8.500%, 1.000% Floor(3)(4)	3/6/2018	9,625,000	9,625,000	9,338,439	1.9%

				9,625,000	9,625,000	9,338,439
EarthLink, Inc.(10)	Telecommunications	Senior Secured First
		Lien Notes 7.375%(8)(11)	6/1/2020	2,450,000	2,439,171	2,462,250	0.5%

				2,450,000	2,439,171	2,462,250
Encompass Digital Media, Inc.(9)	Broadcasting and Entertainment	Senior Secured Second Lien Term Loans
		LIBOR + 7.750%, 1.000% Floor(6)	6/6/2022	1,500,000	1,486,019	1,500,568	0.3%

				1,500,000	1,486,019	1,500,568
F.H.G. Corp.	Healthcare, Education, and	Senior Secured First Lien Term Loans
	Childcare	LIBOR + 9.500%, 1.000% Floor(3)(4)	4/28/2019	15,000,000	15,000,000	14,880,354	3.1%

				15,000,000	15,000,000	14,880,354
F.H.G. Corp. Cornerstone Research	Healthcare, Education, and Childcare	Common Stock(4)(5)
				288	300,000	63,169	0.0%

				288	300,000	63,169
Flexera Software, Inc.(9)	Electronics	Senior Secured Second Lien Term Loans
		LIBOR + 7.000%, 1.000% Floor(6)	4/2/2021	5,000,000	5,018,504	4,852,592	1.0%

				5,000,000	5,018,504	4,852,592
Gastar Exploration USA, Inc.(10)	Oil and Gas	Senior Secured First
		Lien Notes 8.625%(8)(11)	5/15/2018	5,400,000	5,413,659	4,731,750	1.0%

				5,400,000	5,413,659	4,731,750
Genex Services, Inc.(9)	Insurance	Senior Secured Second Lien Term Loans
		LIBOR + 7.750%, 1.000% Floor(6)	5/30/2022	9,500,000	9,531,763	9,299,753	1.9%

				9,500,000	9,531,763	9,299,753
Green Field Energy Services, Inc.	Oil and Gas	Senior Secured First Lien Notes 13.000%(4)(8)(12)	11/15/2016	766,616	755,260	237,651	0.1%

		Warrants/Equity(4)(5)	11/15/2021	709	29,000	—	0.0%

				767,325	784,260	237,651
GTCR Valor Companies, Inc.	Electronics	Senior Secured First Lien Term Loans
		LIBOR + 5.000%, 1.000% Floor(6)	5/30/2021	7,968,616	7,892,569	7,788,079	1.6%

Company(1)	Industry	Type of Investment	Maturity	Par/Share Amount	Cost	Fair Value	% of Net Assets(2)
		Senior Secured Second Lien Term Loans LIBOR + 8.500%, 1.000% Floor(6)	11/30/2021	4,000,000	3,961,852	3,914,693	0.8%

				11,968,616	11,854,421	11,702,772
HBC Holdings, LLC	Diversified/ Conglomerate	Senior Secured First Lien Term Loans
	Service	LIBOR + 5.750%, 1.000% Floor(4)(6)	3/30/2020	14,962,500	14,962,500	14,962,500	3.1%

				14,962,500	14,962,500	14,962,500
Hill International, Inc.	Buildings and Real Estate	Senior Secured First Lien Term Loans
		LIBOR + 6.750%, 1.000% Floor(4)(6)	9/25/2020	16,957,500	16,957,500	16,957,457	3.5%

				16,957,500	16,957,500	16,957,457
Holland Acquisition Corp.	Oil and Gas	Senior Secured First Lien Term Loans
		LIBOR + 9.000%, 1.000% Floor(6)	5/29/2018	5,000,000	4,921,900	4,599,148	0.9%

				5,000,000	4,921,900	4,599,148
Ignite Restaurant Group, Inc.	Personal, Food, and Miscellaneous Services	Senior Secured First Lien Term Loans
		LIBOR + 7.000%, 1.000% Floor(6)	2/13/2019	11,970,000	11,799,221	11,970,000	2.5%

				11,970,000	11,799,221	11,970,000
Integra Telecom, Inc.	Telecommunications	Senior Secured Second Lien Term Loans
		LIBOR + 8.500%, 1.250% Floor(3)(4)	2/22/2020	735,455	733,682	728,204	0.2%

				735,455	733,682	728,204
Interface Security Systems, Inc.	Electronics	Senior Secured First Lien Notes 9.250%(4)(8)	1/15/2018	3,417,000	3,463,712	3,484,637	0.7%

				3,417,000	3,463,712	3,484,637
IronGate Energy Services, LLC	Oil and Gas	Senior Secured First Lien Notes 11.000%(8)	7/1/2018	3,000,000	2,957,768	2,588,307	0.5%

				3,000,000	2,957,768	2,588,307
Isola USA(9)	Electronics	Senior Secured First
		Lien Term Loans LIBOR + 8.250%, 1.000% Floor(6)	11/29/2018	5,874,528	5,999,752	5,931,034	1.2%

				5,874,528	5,999,752	5,931,034
JAC Holdings Corp.	Automobile	Senior Secured First Lien Notes 11.500%(4)(8)	10/1/2019	12,000,000	12,000,000	12,000,000	2.5%

				12,000,000	12,000,000	12,000,000
Jordan Reses Supply Company LLC	Healthcare, Education, and Childcare	Senior Secured Second Lien Term Loans
		LIBOR + 11.000%, 1.000% Floor(3)(4)	4/24/2020	5,000,000	5,000,000	5,000,000	1.0%

				5,000,000	5,000,000	5,000,000
Kik Custom Products, Inc.	Healthcare, Education, and Childcare	Senior Secured Second Lien Term Loans
		LIBOR + 8.250%, 1.250% Floor(13)	10/29/2019	5,000,000	4,991,433	5,006,500	1.0%

				5,000,000	4,991,433	5,006,500
Linc Energy Finance (USA), Inc.	Oil and Gas	Senior Secured Second
		Lien Notes 12.500%(4)(8)	10/31/2017	500,000	498,615	504,137	0.1%

Company(1)	Industry	Type of Investment	Maturity	Par/Share Amount	Cost	Fair Value	% of Net Assets(2)
		Senior Secured Second Lien Notes 12.500%(4)	10/31/2017	500,000	487,623	504,137	0.1%

				1,000,000	986,238	1,008,274
Liquidnet Holdings, Inc.	Finance	Senior Secured First Lien Term Loans
		LIBOR + 6.750%, 1.000% Floor(6)	5/22/2019	6,825,000	6,732,689	6,564,518	1.4%

				6,825,000	6,732,689	6,564,518
Livingston International, Inc.(9)(10)	Cargo Transport	Senior Secured Second Lien Term Loans
		LIBOR + 7.750%, 1.250% Floor(6)	4/18/2020	2,658,504	2,654,268	2,555,694	0.5%

				2,658,504	2,654,268	2,555,694
LTCG Holdings Corp.	Healthcare, Education, and Childcare	Senior Secured Second Lien Term Loans
		LIBOR + 5.000%, 1.000% Floor(6)	6/6/2020	3,900,000	3,882,146	3,912,136	0.8%

				3,900,000	3,882,146	3,912,136
Miller Heiman, Inc.	Diversified/Conglomerate Service	Senior Secured First Lien Term Loans LIBOR + 5.750%, 1.000% Floor(6)	9/30/2019	24,687,500	24,687,500	24,687,500	5.1%

				24,687,500	24,687,500	24,687,500
Nation Safe Drivers Holdings, Inc.	Insurance	Senior Secured Second Lien Term Loans
		LIBOR + 8.000%, 2.000% Floor(4)(6)(7)	9/29/2020	18,236,058	18,236,058	18,236,058	3.8%

				18,236,058	18,236,058	18,236,058
New Media Holdings II, LLC	Printing and Publishing	Senior Secured First Lien Term Loans
		LIBOR + 6.250%, 1.000% Floor(6)	6/4/2020	12,437,500	12,437,500	12,437,500	2.6%

				12,437,500	12,437,500	12,437,500
Newpage Corp.	Containers, Packaging, and Glass	Senior Secured First Lien Term Loans LIBOR + 8.250%, 1.250% Floor(6)	2/11/2021	10,000,000	9,879,551	10,059,144	2.1%

				10,000,000	9,879,551	10,059,144
Northern Lights Midco, LLC	Finance	Senior Secured First Lien Term Loans
		LIBOR + 9.500%, 1.500% Floor(3)(4)	11/21/2019	4,700,000	4,700,000	4,700,000	1.0%

				4,700,000	4,700,000	4,700,000
Northstar Aerospace, Inc.	Aerospace and Defense	Senior Secured First Lien Notes 10.250%(4)(8)	10/15/2019	15,000,000	15,000,000	15,000,000	3.1%

				15,000,000	15,000,000	15,000,000
OH Acquisition, LLC	Finance	Senior Secured First Lien Term Loans
		LIBOR + 6.250%, 1.000% Floor(3)	8/29/2019	7,481,250	7,446,184	7,443,844	1.5%

				7,481,250	7,446,184	7,443,844
Omnitracs, Inc.	Electronics	Senior Secured Second Lien Term Loans LIBOR + 7.750%, 1.000% Floor(6)	5/25/2021	7,000,000	7,014,550	7,007,467	1.4%

				7,000,000	7,014,550	7,007,467

Company(1)	Industry	Type of Investment	Maturity	Par/Share Amount	Cost	Fair Value	% of Net Assets(2)
Oxford Mining Company, LLC	Mining, Steel, Iron, and Nonprecious Metals	Senior Secured First Lien Term Loans
		LIBOR + 8.500%, 0.750% Floor, 3% PIK(4)(6)(7)	12/31/2018	11,864,407	11,864,407	11,864,407	2.4%

				11,864,407	11,864,407	11,864,407
Pegasus Solutions, Inc.	Diversified/ Conglomerate Service	Senior Secured First Lien Term Loans
		LIBOR + 9.000%, 1.500% Floor(3)(4)(7)	5/10/2017	—	—	—	0.0%

		Senior Secured First Lien Term Loans LIBOR + 9.000%, 1.500% Floor(3)(4)	2/10/2018	3,593,304	3,593,304	3,593,304	0.7%

		Senior Secured First Lien Term Loans LIBOR + 9.000%, 1.500% Floor, PIK(3)(4)	11/10/2020	19,523,809	19,523,809	19,523,809	4.0%

		Warrants to purchase 4.2% of the outstanding equity(4)(5)	02/10/2018	769,231	769,231	769,231	0.2%

				23,886,344	23,886,344	23,886,344
Reddy Ice Group, Inc.	Beverage, Food, and Tobacco	Senior Secured Second Lien Term Loans
		LIBOR + 9.500%, 1.250% Floor(3)(4)	10/1/2019	2,000,000	2,000,000	1,866,703	0.4%

				2,000,000	2,000,000	1,866,703
Response Team Holdings, LLC	Buildings and Real Estate	Preferred Equity 12%(4)(5)		3,046,179	2,788,771	2,906,831	0.6%

		Senior Secured First Lien Term Loans LIBOR + 8.500%, 2.000% Floor, 1% PIK(3)(4)	3/28/2019	15,206,579	15,206,579	15,287,086	3.1%

		Warrants to purchase 3.70% of the outstanding common units(4)(5)	3/28/2019	257,407	257,407	596,258	0.1%

				18,510,165	18,252,757	18,790,175
School Specialty, Inc.	Healthcare, Education, and Childcare	Senior Secured First Lien Term Loans
		LIBOR + 8.500%, 1.000% Floor(6)	6/11/2019	10,895,272	10,815,266	10,901,620	2.2%

				10,895,272	10,815,266	10,901,620
Securus Technologies, Inc.	Telecommunications	Senior Secured Second Lien Term Loans
		LIBOR + 7.750%, 1.250% Floor(6)	4/30/2021	2,000,000	1,984,030	1,997,903	0.4%

				2,000,000	1,984,030	1,997,903
Sizzling Platter, LLC	Personal, Food, and Miscellaneous Services	Senior Secured Second Lien Term Loans
		LIBOR + 7.500%, 1.000% Floor(6)	4/28/2019	15,000,000	15,000,000	15,303,157	3.1%

				15,000,000	15,000,000	15,303,157
Survey Sampling International, LLC	Diversified/ Conglomerate Service	Senior Secured Second Lien Term Loans
		LIBOR + 9.000%, 1.000% Floor(6)	12/16/2021	24,000,000	24,000,000	24,000,000	5.0%

				24,000,000	24,000,000	24,000,000

Company(1)	Industry	Type of Investment	Maturity	Par/Share Amount	Cost	Fair Value	% of Net Assets(2)
Tempel Steel Company	Mining, Steel, Iron,	Senior Secured First
	and Nonprecious Metals	Lien Notes 12.000%(4)(8)(11)	8/15/2016	1,115,000	1,108,838	1,050,887	0.2%

				1,115,000	1,108,838	1,050,887
TGI Friday’s, Inc.	Personal, Food, and Miscellaneous Services	Senior Secured Second Lien Term Loans
		LIBOR + 8.250%, 1.000% Floor(4)(6)	7/15/2021	15,000,000	14,786,434	14,594,273	3.0%

				15,000,000	14,786,434	14,594,273
Tourico Holidays, Inc.	Hotels, Motels, Inns, and Gaming	Senior Secured First Lien Term Loans
		LIBOR + 7.500%, 1.000% Floor(3)	11/5/2018	15,000,000	15,000,000	15,000,000	3.1%

				15,000,000	15,000,000	15,000,000
Travelclick, Inc.(9)	Hotels, Motels, Inns, and Gaming	Senior Secured Second Lien Term Loans
		LIBOR + 7.750%, 1.000% Floor(6)	11/6/2021	6,000,000	5,915,121	5,808,540	1.2%

				6,000,000	5,915,121	5,808,540
True Religion Apparel, Inc.	Personal and Nondurable Consumer Products (Manufacturing Only)	Senior Secured Second
		Lien Term Loans
		LIBOR + 10.000%, 1.000% Floor(13)	1/30/2020	4,000,000	3,854,021	3,758,756	0.8%

				4,000,000	3,854,021	3,758,756
U.S. Well Services, LLC(10)	Oil and Gas	Warrants/Equity(5)	2/15/2019	1,731	173	227,107	0.0%

				1,731	173	227,107
Valence Surface Technologies, Inc.	Chemicals, Plastics, and Rubber	Senior Secured First Lien Term Loans
		LIBOR + 5.500%, 1.000% Floor(3)	6/12/2019	9,874,459	9,808,191	9,751,900	2.0%

				9,874,459	9,808,191	9,751,900
Velocity Pooling Vehicle, LLC	Automobile	Senior Secured Second Lien Term Loans
		LIBOR + 7.250%, 1.000% Floor(3)(4)	5/14/2022	20,625,000	17,904,357	18,098,444	3.7%

				20,625,000	17,904,357	18,098,444
Vestcom International, Inc.	Diversified/ Conglomerate Service	Senior Secured Second Lien Term Loans
		LIBOR + 7.750%, 1.000% Floor(13)	9/30/2022	5,000,000	5,000,000	5,000,000	1.0%

				5,000,000	5,000,000	5,000,000
YP LLC(9)	Diversified/ Conglomerate Service	Senior Secured First Lien Term Loans
		LIBOR + 6.750%, 1.250% Floor(6)	6/4/2018	4,260,870	4,301,734	4,268,708	0.9%

				4,260,870	4,301,734	4,268,708
Z Gallerie, LLC	Retail Stores	Senior Secured First Lien Term Loans LIBOR + 6.500%, 1.000% Floor(13)	10/8/2020	10,000,000	9,889,189	10,000,000	2.1%

				10,000,000	9,889,189	10,000,000
Total non-controlled/non-affiliated investments					$620,968,517	$616,915,093	126.8%

Company(1)	Industry	Type of Investment	Maturity	Par/Share Amount	Cost	Fair Value	% of Net Assets(2)
Money market fund — 3.9%
Federated Prime Obligations Fund				$19,032,637	$19,032,637	$19,032,637	3.9%

Total money market fund					$19,032,637	$19,032,637	3.9%

Derivative Instrument — Long Exposure					Notional Amount	Unrealized Appreciation (Depreciation)
Total return swap with Citibank, N.A. (Note 5)		Total Return Swap			$209,523,834	$(7,651,597)

					$209,523,834	$(7,651,597)

(1)	All of our investments are domiciled in the United States except for Atrium Innovations, Inc. and Livingston International, Inc. which are domiciled in Canada. All investments are denominated in USD.
(2)	Percentage is based on net assets of $486,519,913 as of December 31, 2014.
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

SIERRA INCOME CORPORATION

Notes to Consolidated Financial Statements

March 31, 2015

(unaudited)

Note 1. Organization

Sierra Income Corporation (the “Company”) was incorporated under the general corporation laws of the State of Maryland on June 13, 2011 and formally commenced operations on April 17, 2012. The Company is an externally managed, non-diversified closed-end management investment company that has elected to be treated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). The Company is externally managed by SIC Advisors LLC (“SIC Advisors”), a registered investment adviser under the Investment Advisers Act of 1940, as amended (the “Advisers Act”). SIC Advisors is a majority owned subsidiary of Medley LLC, which is controlled by Medley Management Inc., a publicly traded asset management firm, which in turn is controlled by Medley Group LLC, an entity wholly-owned by the senior professionals of Medley LLC. The term “Medley” refers to the collective activities of Medley Capital LLC, Medley LLC, Medley Management Inc., Medley Group LLC, SIC Advisors, associated investment funds and their respective affiliates. The Company has elected and intends to continue to qualify to be treated for U.S. federal income tax purposes as a Regulated Investment Company (“RIC”) under subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”). The Company’s fiscal year-end is December 31st.

On April 17, 2012, the Company successfully reached its minimum escrow requirement and officially commenced operations by issuing 1,108,033 shares of common stock to SIC Advisors for gross proceeds of $10,000,000. The Company’s offering period is currently scheduled to terminate on April 17, 2016, unless further extended. Since commencing its operations, the Company has sold a total of 62,913,036 shares of common stock, which includes shares issued as part of the distribution reinvestment plan (see Note 13), for total proceeds of $635.6 million, which includes the shares sold to SIC Advisors. The proceeds from the issuance of common stock are presented in the Company’s consolidated statements of changes in net assets and consolidated statements of cash flows and are presented net of selling commissions and dealer manager fees.

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

Note 2. Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements have been prepared on the accrual basis of accounting in conformity with U.S. generally accepted accounting principles (“GAAP”) and includes the accounts of the Company and its wholly-owned subsidiaries, Alpine Funding LLC, Arbor Funding LLC, and Taxable Subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. Additionally, the accompanying consolidated financial statements of the Company and related financial information have been prepared pursuant to the requirements for reporting on Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain disclosures accompanying annual financial statements prepared in accordance with GAAP are omitted. In the opinion of management, the unaudited interim financial results included herein contain all adjustments and reclassifications that are necessary for the fair presentation of financial statements for the periods included herein. Therefore, this Form 10-Q should be read in conjunction with the Company’s annual report on Form 10-K for the year ended December 31, 2014, which was filed with the U.S. Securities and Exchange Commission on March 6, 2015. The current period’s results of operations will not necessarily be indicative of results that ultimately may be achieved for the fiscal year ending December 31, 2015. The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries.

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

The Company holds debt investments in its portfolio that contain a payment-in-kind (“PIK”) interest provision. PIK interest, which represents contractually deferred interest added to the investment balance that is generally due at maturity, is recorded on the accrual basis to the extent such amounts are expected to be collected. PIK interest is not accrued if the Company does not expect the issuer to be able to pay all principal and interest when due. For the three months ended March 31, 2015 and March 31, 2014, the Company earned $347,153 and $3,704 in PIK interest, respectively.

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

Management reviews all loans that become 90 days or more past due on principal and interest or when there is reasonable doubt that principal or interest will be collected for possible placement on management’s designation of non-accrual status. Accrued interest is generally reserved when a loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment regarding collectability. Non-accrual loans are restored to accrual status when past due principal and interest is paid and, in management’s judgment, are likely to remain current, although the Company may make exceptions to this general rule if the loan has sufficient collateral value and is in the process of collection. At March 31, 2015, one portfolio company was on non-accrual status with a fair value of $237,651 or less than 0.1% of the fair value of the Company’s portfolio. At December 31, 2014, one portfolio company was on non-accrual status with a fair value of $237,651 or less than 0.1% of the fair value of the Company’s portfolio.

Investment Classification

The Company classifies its investments in accordance with the requirements of the 1940 Act. Under the 1940 Act, the Company would be deemed to “control” a portfolio company if it owns more than 25% of its outstanding voting securities and/or had the power to exercise control over the management or policies of such portfolio company. The Company refers to such investments in portfolio companies that it “controls” as “Controlled Investments.” Under the 1940 Act, the Company would be deemed to be an “Affiliated Person” of a portfolio company if it owns between 5% and 25% of the portfolio company’s outstanding voting securities or if it is under common control with such portfolio company. The Company refers to such investments in Affiliated

Persons as “Affiliated Investments.” As of March 31, 2015 and December 31, 2014, the Company has no Controlled Investments or Affiliated Investments.

Valuation of Investments

The Company applies fair value accounting to all of its financial instruments in accordance with the 1940 Act and Accounting Standards Codification (“ASC”) Topic 820 — Fair Value Measurements and Disclosures (“ASC 820”). ASC 820 defines fair value, establishes a framework used to measure fair value and requires disclosures for fair value measurements. In accordance with ASC 820, the Company has categorized its financial instruments carried at fair value, based on the priority of the valuation technique, into a three-level fair value hierarchy as discussed in Note 4. Fair value is a market-based measure considered from the perspective of the market participant who holds the financial instrument rather than an entity specific measure. Therefore, when market assumptions are not readily available, the Company’s own assumptions are set to reflect those that management believes market participants would use in pricing the financial instrument at the measurement date.

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

The methodologies and information that the Company utilizes when applying the Market Approach for performing investments includes, among other things:

•	valuations of comparable public companies (Guideline Comparable Approach),

•	recent sales of private and public comparable companies (Guideline Comparable Approach),

•	recent acquisition prices of the company, debt securities or equity securities (Acquisition Price approach),

•	external valuations of the portfolio company, offers from third parties to buy the company (Estimated Sales Proceeds Approach),

•	subsequent sales made by the company of its investments (Expected Sales Proceeds Approach); and

•	estimating the value to potential buyers.

The methodologies and information that the Company utilizes when applying the Income Approach for performing investments includes:

•	discounting the forecasted cash flows of the portfolio company or securities (Discounted Cash Flow (“DCF”) Approach); and

•	Black-Scholes model, or simulation models or a combination thereof (Income Approach — Option Model) with respect to the valuation of warrants.

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

In addition, all of the Company’s investments are subject to the following valuation process:

•	management reviews preliminary valuations and its own independent assessment;

•	the audit committee of the Company’s board of directors reviews the preliminary valuations of senior management and independent valuation firms; and

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

The Company’s Taxable Subsidiaries accrue income taxes payable based on the applicable corporate rates on the unrealized gains generated by the investments held by the Taxable Subsidiaries. As of March 31, 2015 and December 31, 2014, the Company recorded a deferred tax liability of $409,887 and $86,600, respectively, on the consolidated statements of assets and liabilities. The change in deferred tax liabilities is included as a component of net unrealized appreciation/(depreciation) on investments in the consolidated statements of operations. There were no such deferred tax liabilities for the three months ended March 31, 2014.

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

The Company accounts for income taxes in conformity with ASC Topic 740 — Income Taxes (“ASC 740”). ASC 740 provides guidelines for how uncertain tax positions should be recognized, measured, presented and disclosed in financial statements. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions deemed to meet a “more-likely-than-not” threshold would be recorded as a tax benefit or expense in the current period. The Company recognizes interest and penalties, if any, related to unrecognized tax benefits as income tax expense in the consolidated statements of operations. There were no material uncertain income tax positions at March 31, 2015 or March 31, 2014.

The following table reflects, for tax purposes, the estimated sources of the cash distributions that the Company has paid on its common stock during the three months ended March 31, 2015 and the three months ended March 31, 2014:

	Three months ended March 31, 2015		Three months ended March 31, 2014
Source of Distribution	Distribution Amount(1)	Percentage	Distribution Amount	Percentage
Return of capital from offering proceeds	$—	—%	$—	—%
Return of capital from borrowings	—	—	—	—
Ordinary income	11,809,067	100.0	4,201,611	100.0
Return of capital (other)	—	—	—	—

Distributions on a tax basis:	$11,809,067	100.0%	$4,201,611	100.0%

(1)

The Distribution Amount and Percentage reflected for March 31, 2015 are estimated figures. The actual source of distributions for the fiscal year ending 2015 will be calculated in connection with the Company’s year-end procedures.

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

Note 3. Investments

The following table shows the composition of the Company’s portfolio investments by industry classification at fair value at March 31, 2015:

	Fair Value	Percentage
Hotel, Gaming & Leisure	$88,416,270	12.4%
Services: Business	87,878,824	12.3%
Banking, Finance, Insurance & Real Estate	85,803,697	12.0%
Automotive	51,460,217	7.2%
Construction & Building	44,067,451	6.2%
Wholesale	40,746,320	5.7%
Energy: Oil & Gas	37,899,063	5.3%
Media: Advertising, Printing & Publishing	35,693,866	5.0%
Retail	35,315,978	5.0%
Aerospace & Defense	34,113,730	4.8%
High Tech Industries	32,231,561	4.5%
Telecommunications	30,934,497	4.3%
Healthcare & Pharmaceuticals	25,277,957	3.5%
Capital Equipment	15,000,000	2.1%
Metals & Mining	12,762,046	1.8%
Transportation: Cargo	12,445,862	1.7%
Chemicals, Plastics & Rubber	12,319,736	1.7%
Services: Consumer	11,341,576	1.6%
Beverage, Food & Tobacco	9,198,573	1.3%
Media: Broadcasting & Subscription	6,481,555	0.9%
Consumer Goods: Non-durable	4,964,428	0.7%

Total	$714,392,095	100.0%

See Note 5 for industry classifications of the underlying TRS reference assets as of March 31, 2015.

The following table shows the composition of the Company’s portfolio investments by industry classification at fair value at December 31, 2014:

	Fair Value	Percentage
Diversified/Conglomerate Service	$106,805,052	17.3%
Healthcare, Education, and Childcare	44,507,635	7.2%
Automobile	44,416,368	7.2%
Building and Real Estate	43,348,116	7.0%
Personal, Food, and Miscellaneous Services	41,867,430	6.8%
Oil and Gas	39,601,369	6.4%
Telecommunications	38,077,579	6.2%
Electronics	36,038,502	5.9%
Insurance	34,535,811	5.6%
Retail Stores	31,774,476	5.2%
Aerospace and Defense	24,935,749	4.0%
Finance	22,708,362	3.7%
Chemicals, Plastics, and Rubber	22,351,767	3.6%
Hotels, Motels, Inns, and Gaming	20,808,540	3.4%
Mining, Steel, Iron, and Nonprecious Metals	12,915,294	2.1%
Cargo Transport	12,589,103	2.0%
Printing and Publishing	12,437,500	2.0%
Containers, Packaging, and Glass	10,059,144	1.6%
Leisure, Amusement, Motion Pictures, and Entertainment	10,011,269	1.6%
Personal and Nondurable Consumer Products (Manufacturing Only)	3,758,756	0.6%
Beverage, Food, and Tobacco	1,866,703	0.3%
Broadcasting and Entertainment	1,500,568	0.3%

Total	$616,915,093	100.0%

See Note 5 for industry classifications of the underlying TRS reference assets as of December 31, 2014.

The following table summarizes the amortized cost and the fair value of the Company’s portfolio investments as of March 31, 2015:

	Amortized Cost	Percentage	Fair Value	Percentage
Senior secured first lien term loans	$432,477,081	60.1	$430,584,735	60.3%
Senior secured second lien term loans	220,659,129	30.6	216,965,059	30.4
Senior secured first lien notes	62,144,763	8.6	60,678,015	8.5
Warrants/Equity	5,027,662	0.7	6,164,286	0.8

Total	$720,308,635	100.0%	$714,392,095	100.0%

The following table summarizes the amortized cost and the fair value of the Company’s portfolio investments as of December 31, 2014:

	Amortized Cost	Percentage	Fair Value	Percentage
Senior secured first lien term loans	$335,675,585	54.0%	$335,182,650	54.3%
Senior secured second lien term loans	223,990,513	36.1	221,863,203	35.9
Senior secured first lien notes	55,380,821	8.9	53,699,500	8.7
Senior secured second lien notes	986,238	0.2	1,008,274	0.2
Warrants/Equity	4,935,360	0.8	5,161,466	0.9

Total	$620,968,517	100.0%	$616,915,093	100.0%

The following table shows the composition of the Company’s portfolio investments by geography classification at fair value at March 31, 2015:

Geography	Fair Value	Percentage
United States	$707,166,206	99.0%
Canada	7,225,889	1.0

Total	$714,392,095	100.0%

The following table shows the composition of the Company’s portfolio investments by geography classification at fair value at December 31, 2014:

Geography	Fair Value	Percentage
United States	$609,615,543	98.8%
Canada	7,299,550	1.2

Total	$616,915,093	100.0%

In connection with certain of the Company’s investments, the Company receives warrants which are obtained for the objective of increasing the total investment returns and are not held for hedging purposes. For the three months ended March 31, 2015 and March 31, 2014, the total fair value of warrants were $2,606,661 and $313,405, respectively, and were included in investments at fair value on the consolidated statement of assets and liabilities. Total realized and unrealized gains related to warrants for the three months ended March 31, 2015 and March 31, 2014 were $910,518 and $668, respectively and were recorded on the consolidated statement of operations in those accounts. The warrants are received in connection with individual investments and are not subject to master netting arrangements. The Company acquired warrants in 0 and 1 portfolio companies during the three months ended March 31, 2015 and March 31, 2014, respectively.

As part of the Company’s investment objective, in addition to purchasing loans on the secondary market, it makes loans directly to privately-held middle market companies to help provide these companies with capital as the trend of bank consolidation that has occurred over the last 20 years has reduced the amount of capital available for such companies. As of March 31, 2015, the Company held loans it has made directly to 51 investee companies with aggregate principal amounts of $554.6 million. As of December 31, 2014, the Company held loans it has made directly to 47 investee companies with aggregate principal amounts of $476.4 million. During the three months ended March 31, 2015 and March 31, 2014, the Company made 8 and 10 loans to investee companies, respectively, with aggregate principal amounts of $91.5 million and $69.2 million, respectively. The details of the Company’s loans have been disclosed on the consolidated schedule of investments as well as in Note 4. In addition to providing loans to investee companies, from time to time the Company assists investee companies in securing financing from other sources by introducing such investee companies to sponsors or by leading a syndicate of lenders to provide the investee companies with financing. During the three months ended March 31, 2015 and March 31, 2014, the Company did not make any such introductions or lead any syndicates. Affiliates of the Company’s Advisor do not serve as officers or directors of any investee companies or provide managerial direction as part of their roles.

In addition to the loans that the Company has provided, the Company has unfunded commitments to provide additional financings through undrawn term loans or revolving lines of credit. The details of such arrangements are disclosed in Note 11.

SIC Senior Loan Strategy JV I LLC

On March 27, 2015, the Company and Great American Life Insurance Company (“Great American Life”) entered into a limited liability company operating agreement to co-manage SIC Senior Loan Strategy JV I LLC (the “Joint Venture”). The Company and Great American Life have committed to provide $100 million of equity to the Joint Venture, with the Company providing $87.5 million and Great American Life providing $12.5 million. In addition, the Joint Venture intends to seek a credit facility from a third party financing provider. The Joint Venture is expected to invest primarily in first lien middle market and other corporate debt securities. All portfolio and other material decisions regarding the Joint Venture must be submitted to the Joint Venture’s board of managers, which is comprised of four members, two of whom are selected by the Company and the other two are selected by Great American Life. As a result, consistent with precedent transactions that have been reviewed and approved by the SEC, the Company has concluded that it does not control the Joint Venture. As of March 31, 2015, the Joint venture had not commenced operations.

The Company has determined that the Joint Venture is an investment company under ASC 946, however in accordance with such guidance, the Company will generally not consolidate its investment in a company other than a wholly owned investment company subsidiary or a controlled operating company whose business consists of providing services to the Company. Accordingly, the Company does not consolidate its interest in the Joint Venture.

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

The following table presents the fair value measurements of the Company’s total investments, by major class according to the fair value hierarchy, as of March 31, 2015:

Type of Investment	Level 1	Level 2	Level 3	Total
Senior secured first lien term loans	$—	$—	$430,584,735	$430,584,735
Senior secured first lien notes	—	44,005,319	16,672,696	60,678,015
Senior secured second lien term loans	—	—	216,965,059	216,965,059
Warrants/Equity	—	—	6,164,286	6,164,286

Total	$—	$44,005,319	$670,386,776	$714,392,095

Derivative Instrument-Long Exposure	Level 1	Level 2	Level 3	Total
Liability
Total return swap with Citibank, N.A.	$—	$—	$4,844,580	$4,844,580

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

The following table provides a reconciliation of the beginning and ending balances for total investments that use Level 3 inputs for the three months ended March 31, 2015 based off of fair value hierarchy at March 31, 2015:

	Senior Secured First Lien Notes(2)	Senior Secured First Lien Term Loans	Senior Secured Second Lien Term Loans	Warrants/ Equity	Total Return Swap	Total
Balance, December 31, 2014	$43,912,887	$339,094,785	$217,951,068	$5,161,466	$(7,651,597)	$598,468,609
Purchases	—	94,379,999	2,440,422	1	—	96,820,422
Sales	(458,660)	(1,845,221)	(1,968,918)	—	—	(4,272,799)
Transfers in	—	—	—	—	—	—
Transfers out	(25,673,429)	—	—	—	—	(25,673,429)
Amortization of discount/(premium)	(146)	93,704	108,416	—	—	201,974
Paid-in-kind interest income	—	254,852	—	92,301	—	347,153
Net realized gains (losses)	(752,524)	36,015	(29,156)	—	—	(745,665)
Net change in unrealized appreciation/ (depreciation)	(355,432)	(1,429,399)	(1,536,773)	910,518	2,807,017	395,931

Balance, March 31, 2015	$16,672,696	$430,584,715	$216,965,059	$6,164,286	$(4,844,580)	$665,542,196

Change in net unrealized appreciation (depreciation) in investments held as of March 31, 2015(1)	$(385,024)	$(1,441,558)	$(1,536,773)	$910,518	$2,807,017	$365,658

(1)	Amount is included in the related amount on investments and derivative instruments in the condensed consolidated statements of operations.
(2)	Includes assets previously classified as Senior Secured Second Lien Notes.

Transfers between levels of the fair value hierarchy are reported at the beginning of the reporting period in which they occur. During the three months ended March 31, 2015, the Company recorded $xxx in transfers from Level 3 to Level 2 due to an increase in observable inputs in market data and no other transfers between levels.

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

Transfers between levels of the fair value hierarchy are reported at the beginning of the reporting period in which they occur. During the three months ended March 31, 2015, the Company recorded no transfers between levels.

The following table presents the quantitative information about Level 3 fair value measurements of the Company’s total investments, as of March 31, 2015:

	Fair Value	Valuation techniques(1)	Unobservable input(1)	Range (weighted average)
Senior secured first lien term loans	$346,204,737	Income Approach (DCF)	Market yield	6.71% – 17.05% (9.49%)
	37,000,000	Recent arms-length transaction	Recent arms-length transaction	7.50% – 10.07% (8.69%)
Senior secured first lien notes	$237,651	Enterprise valuation analysis	Estimated liquidation proceeds	$189.1M – $222.4M ($205.8M)
	1,753,795	Income Approach (DCF)	Market yield	9.1%
	14,681,250	Recent arms-length transaction	Recent Arms-length transaction	10.9%
Senior secured second lien term loans	$216,965,058	Income Approach (DCF)	Market yield	8.86% – 14.97% (10.54%)
	47,380,000	Recent arms-length transaction	Recent arms-length transaction	9.53% – 11.19% (10.35%)
Warrants/Equity	$3,110,679	Income Approach (DCF)	Market yield	12.23%
	2,606,660	Market Approach (guideline comparable)	EBITDA Multiple	4.0x – 13.5x (6.8x)
	446,946	Recent Arms-length transaction	Recent arms-length transaction	N/A
Total return swap	$(4,844,580)	Income Approach (DCF)	Market yield	5.12% – 16.32% (8.04%)

(1)	Represents amounts used when the Company has determined that market participants would use such multiples when measuring the fair value of these investments.

The following table presents the quantitative information about Level 3 fair value measurements of the Company’s total investments, as of December 31, 2014:

	Fair Value	Valuation techniques(1)	Unobservable input(1)	Range (weighted average)
Senior secured first lien term loans	$335,182,650	Income Approach (DCF)	Market yield	7.23% – 17.63% (10.60%)
		Market Approach (Recent Acquisition Price)	Market yield	7.50% – 13.03% (10.11%)
Senior secured first lien notes	$42,904,613	Income Approach (DCF)	Market yield	8.50% – 16.30% (11.02%)
		Enterprise valuation analysis	EBITDA multiple	4.00x – 8.00x (2.00x)
			Estimated liquidation proceeds	$189.1M – $222.4M ($205.8)M
Senior secured second lien term loans	$221,863,203	Income Approach (DCF)	Market yield	6.71% – 15.27% (10.55%)
		Market Approach (Recent Acquisition Price)	Recent arms-length transaction	8.50% – 10.96% (10.32%)
Senior secured second lien notes	$1,008,274	Income Approach (DCF)	Market yield	12.16% – 12.16% (12.16%)
Warrants/Equity	$5,161,466	Enterprise valuation analysis	Estimated liquidation proceeds	—
		Market Approach (guideline comparable)	EBITDA multiple	3.50x (14.00x)
		Income Approach (DCF)	EBITDA multiple	13.14% – 13.14% (13.14%)
Total return swap	$(7,651,597)	Market Approach (Recent Acquisition Price)	Recent arms-length transaction	N/A
		Income Approach (DCF)	Market yield of underlying assets	5.84% – 14.87% (8.43%)

(1)	Represents amounts used when the Company has determined that market participants would use such multiples when measuring the fair value of these investments.

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

Arbor is required to pay a minimum usage fee in connection with the TRS of 1.35% on the amount equal to 85% of the average daily unused portion of the maximum amount permitted under the TRS. Such minimum usage fee will not apply during the first 365 days and last 60 days of the term of the TRS. Arbor will also pay Citibank customary fees in connection with the establishment and maintenance of the TRS. During the three months ended March 31, 2015, Arbor paid $135,775 in minimum usage fees. During the three months ended March 31, 2014, Arbor did not pay any minimum usage fees.

Arbor is required to initially cash collateralize a specified percentage of each loan (generally 25% to 35% of the market value of such loan) included under the TRS in accordance with margin requirements described in the Amended TRS Agreement. As of March 31, 2015 and December 31, 2014, Arbor has posted $57,726,340 and $56,877,928, respectively, in collateral to Citibank in relation to the TRS which is recorded on the consolidated statements of assets and liabilities as cash collateral on total return swap. Arbor may be required to post additional collateral from time to time as a result of a decline in the mark-to-market value of the portfolio of loans subject to the TRS. The obligations of Arbor under the Amended TRS Agreement are non-recourse to the Company and the Company’s exposure under the Amended TRS Agreement is limited to the value of the Company’s investment in Arbor, which generally equals the value of cash collateral provided by Arbor under the Amended TRS Agreement.

In connection with the TRS, Arbor has made customary representations and warranties and is required to comply with various covenants, reporting requirements and other customary requirements for similar transactions. In addition to customary events of default and termination events included in the form ISDA 2002 Master Agreement, the Amended TRS Agreement contains the following termination events: (a) a failure to satisfy the portfolio criteria for at least 30 days; (b) a failure to post initial cash collateral or additional collateral as required by the Amended TRS Agreement; (c) a default by Arbor or the Company with respect to indebtedness in an amount equal to or greater than the lesser of $10,000,000 and 2% of the Company’s net asset value at such time; (d) a merger of Arbor or the Company meeting certain criteria; (e) the Company or Arbor amending their respective constituent documents to alter their investment strategy in a manner that has or could reasonably be expected to have a material adverse effect; and (f) SIC Advisors ceasing to be the investment manager of Arbor or to have authority to enter into transactions under the Amended TRS Agreement on behalf of Arbor, and not being replaced by an entity reasonably acceptable to Citibank. As of March 31, 2015 and December 31, 2014, the Company did not have any derivatives with contingent features in net liability positions. Therefore, if a trigger event had occurred, no amount would have been required to be posted by the Company.

The Company’s maximum credit risk exposure as of March 31, 2015 and December 31, 2014 is $57,726,340 and $56,877,928, respectively, which is recorded on the consolidated statements of assets and liabilities as cash collateral on total return swap.

The Company’s receivable from Citibank, represents realized amounts from payments on underlying loans in the total return swap portfolio which as of March 31, 2015 and December 31, 2014 was $2,051,518 and $1,095,582, respectively, which is recorded on the consolidated statements of assets and liabilities as receivable due on total return swap. The Company does not offset collateral posted in relation to the TRS with any unrealized appreciation or depreciation outstanding in the consolidated statements of assets and liabilities as of March 31, 2015 or December 31, 2014.

Transactions in total return swap contracts during the three months ended March 31, 2015 and March 31, 2014 resulted in and $2,900,317 and $438,709 in realized gains/(losses) and $2,807,017 and $447,021 in unrealized gains/(losses), respectively, which is recorded on the consolidated statements of operations.

The Company only held one derivative position as of the three months ended March 31, 2015 and December 31, 2014 and the derivative held is subject to a netting arrangement. The following table represents the Company’s gross and net amounts after offset under Master Agreements (“MA”) of the derivative assets and liabilities presented by derivative type net of the related collateral pledged by the Company as of March 31, 2015 and December 31, 2014:

	Gross Derivative Assets/(Liabilities) Subject to MA	Derivative Amount Available for Offset	Net Amount Presented in the Consolidated Statements of Assets and Liabilities	Cash Collateral Received	Net Amount of Derivative Assets/(Liabilities)
March 31, 2015
Total Return Swap(1)	$(4,844,580)	$—	$(4,844,580)	$—	$(4,844,580)

December 31, 2014
Total Return Swap(1)	$(7,651,597)	$—	$(7,651,597)	$—	$(7,651,597)

(1)

Cash was posted for initial margin requirements for the total return swap as of March 31, 2015 and December 31, 2014 and is reported on the consolidated statements of assets and liabilities as cash collateral on total return swap.

The following represents the volume of the Company’s derivative transactions during the three months ended March 31, 2015 and March 31, 2014:

	Three months ended March 31,
	2015	2014
Average notional par amount of contract	$217,464,352	$44,836,562

The following is a summary of the TRS reference assets as of March 31, 2015:

Company(1)	Industry	Type of Investment	Coupon Rate	Maturity	Par Amount	Initial Notional Cost(2)	Fair Value	Unrealized Appreciation (Depreciation)
American Beacon Advisors, Inc.	Banking, Finance, Insurance & Real Estate	Senior Secured First Lien Term loans(3)	LIBOR + 4.500%, 1.00% Floor	3/17/2022	1,000,000	995,000	1,002,920	7,920
Answers Corporation	Telecommunications	Senior Secured First Lien Term loans	LIBOR + 5.250%, 1.00% Floor	10/3/2021	15,000,000	14,475,000	14,287,500	(187,500)
ANVC Merger Corp.	High Tech Industries	Senior Secured First Lien Term loans	LIBOR + 4.500%, 1.00% Floor	2/18/2021	4,950,000	4,900,500	4,937,625	37,125
AP Gaming I, LLC	Hotel, Gaming & Leisure	Senior Secured Second Lien Term loans	LIBOR + 8.250%, 1.000% Floor	12/20/2020	6,682,500	6,482,025	6,640,734	158,709
Asurion Corp.	Banking, Finance, Insurance & Real Estate	Senior Secured First Lien Term loans	LIBOR + 3.750%, 1.25% Floor	5/24/2019	9,847,236	9,846,011	9,869,097	23,086
Atkore International, Inc.	Metals & Mining	Senior Secured Second Lien Term loans	LIBOR + 6.750%, 1.00% Floor	10/9/2021	10,000,000	10,032,500	9,650,000	(382,500)
Bowlmor AMF Corporation	Hotel, Gaming & Leisure	Senior Secured First Lien Term loans	LIBOR + 6.250%, 1.00% Floor	9/18/2021	8,977,500	8,842,838	8,910,169	67,331
CJ Holding Co.	Energy: Oil & Gas	Senior Secured First Lien Term loans(3)	LIBOR + 6.250%, 1.00% Floor	3/24/2022	2,000,000	1,680,000	1,771,660	91,660
CJ Holding Co.	Energy: Oil & Gas	Senior Secured First Lien Term loans(3)	LIBOR + 5.500%, 1.00% Floor	3/24/2022	6,000,000	5,160,000	5,340,000	180,000
CSP Technologies North America, Inc.	Containers, Packaging & Glass	Senior Secured First Lien Term loans	LIBOR + 6.000%, 1.00% Floor	1/29/2022	10,000,000	10,000,000	10,000,000	—
Collective Brands Finance, Inc.	Retail	Senior Secured First Lien Term loans(4)	LIBOR + 4.000%, 1.00% Floor	3/11/2021	5,955,000	5,932,669	5,668,446	(264,223)
Encompass Digital Media, Inc.	Telecommunications	Senior Secured First Lien Term loans	LIBOR + 4.500%, 1.000% Floor	6/6/2021	4,975,000	4,950,125	4,972,911	22,786
Fieldwood Energy LLC	Energy: Oil & Gas	Senior Secured Second Lien Term loans	LIBOR + 7.125%, 1.250% Floor	9/30/2020	4,246,305	4,317,500	3,096,788	(1,220,712)
Flexera Software, LLC	High Tech Industries	Senior Secured Second Lien Term loans	LIBOR + 7.000%, 1.000% Floor	4/2/2021	2,250,000	2,266,875	2,159,177	(107,698)
Genex Holdings, Inc.	Banking, Finance, Insurance & Real Estate	Senior Secured First Lien Term loans	LIBOR + 4.250%, 1.000% Floor	5/21/2021	1,990,000	1,980,050	1,992,488	12,438
Hudson Products Holdings Inc.	Energy: Oil & Gas	Senior Secured First Lien Term loans	LIBOR + 4.000%, 1.000% Floor	3/17/2019	1,970,038	1,960,188	1,886,311	(73,877)
Iqor US Inc.	Services: Business	Senior Secured First Lien Term loans	LIBOR + 5.00%, 1.000% Floor	4/1/2021	7,710,280	7,556,074	7,305,490	(250,584)
Isola USA Corp.	High Tech Industries	Senior Secured First Lien Term loans	LIBOR + 8.250%, 1.000% Floor	11/29/2018	3,900,000	3,841,500	3,910,743	69,243
Livingston International, Inc.	Transportation: Cargo	Senior Secured Second Lien Term loans(4)	LIBOR + 7.750%, 1.250% Floor(1)(4)	4/8/2020	1,954,783	1,969,443	1,864,455	(104,988)

Company(1)	Industry	Type of Investment	Coupon Rate	Maturity	Par Amount	Initial Notional Cost(2)	Fair Value	Unrealized Appreciation (Depreciation)
Maxim Crane Works LP	Construction & Building	Senior Secured Second Lien Term loans	LIBOR + 9.250%, 1.000% Floor	11/26/2018	3,500,000	3,567,500	3,421,250	(146,250)
Mohegan Tribal Gaming	Hotel, Gaming & Leisure	Senior Secured First Lien Term loans	LIBOR + 4.500%, 1.000% Floor	6/15/2018	4,980,000	4,866,450	4,935,379	68,929
Nine West Holdings, Inc.	Consumer Goods: Durable	Senior Secured First Lien Term loans	LIBOR + 3.750%, 1.000% Floor	10/8/2019	5,970,000	5,955,075	5,637,949	(317,126)
Packaging Coordinators, Inc.	Containers, Packaging & Glass	Senior Secured First Lien Term loans	LIBOR + 4.250%, 1.000% Floor	8/1/2021	4,987,500	4,937,625	4,937,625	—
Pharmed Group Corporation	Healthcare & Pharmaceuticals	Senior Secured First Lien Term loans	LIBOR + 3.250%, 1.000% Floor	1/28/2021	474,028	471,658	469,288	(2,370)
Pharmed Group Corporation	Healthcare & Pharmaceuticals	Senior Secured Second Lien Term loans	LIBOR + 6.750%, 1.000% Floor	1/28/2022	5,000,000	4,975,000	4,987,500	12,500
Polymer Group Inc.	Consumer Goods: Durable	Senior Secured First Lien Term loans	LIBOR + 4.250%, 1.000% Floor	12/19/2019	3,969,336	3,964,386	3,979,260	14,874
Preferred Sands Holding Company, LLC	Energy: Oil & Gas	Senior Secured First Lien Term loans	LIBOR + 5.750%, 1.000% Floor	7/27/2020	6,982,500	6,912,675	6,081,758	(830,917)
Sungard Availability Services Capital Inc.	High Tech Industries	Senior Secured First Lien Term loans	LIBOR + 5.000%, 1.000% Floor	3/31/2019	11,910,000	11,857,894	10,421,250	(1,436,644)
Tensar Corp.	Environmental Industries	Senior Secured First Lien Term loans	LIBOR + 4.750%, 1.000% Floor	7/9/2021	11,970,000	11,850,300	11,012,400	(837,900)
Thomson Multimedia	Consumer Goods: Durable	Senior Secured First Lien Term loans	LIBOR + 6.000%, 1.000% Floor	3/31/2020	5,955,000	6,058,022	5,972,031	(85,991)
TravelCLICK, Inc.	Hotel, Gaming & Leisure	Senior Secured First Lien Term loans	LIBOR + 4.500%, 1.250% Floor	5/12/2021	14,926,899	14,777,630	14,889,581	111,951
Tribune Publishing Co.	Media: Advertising, Printing & Publishing	Senior Secured First Lien Term loans	LIBOR + 4.750%, 1.000% Floor	8/4/2021	9,875,000	9,796,000	9,763,906	(32,094)
Viking Acquisition Inc.	Automotive	Senior Secured First Lien Term loans	LIBOR + 4.250%, 1.250% Floor	11/5/2016	3,650,757	3,655,320	3,655,320	—
Visant Corporation	Wholesale	Senior Secured First Lien Term loans	LIBOR + 6.000%, 1.000% Floor	9/23/2021	14,962,500	14,663,250	15,015,467	352,217
YP LLC	Media: Advertising, Printing & Publishing	Senior Secured First Lien Term loans	LIBOR + 6.750%, 1.250% Floor	6/4/2018	4,130,435	4,161,412	4,128,667	(32,745)
YRC Worldwide Inc.	Transportation: Cargo	Senior Secured First Lien Term loans	LIBOR + 7.250%, 1.000% Floor	2/13/2019	9,912,406	9,900,124	9,776,110	(124,014)

						229,558,619	224,351,255	($5,207,364)
Total accrued interest income, net of expenses								$362,784

Total unrealized depreciation on total return swap								($4,844,580)

(1)	All investments are domiciled in the United States except for Livingston International, Inc., which is domiciled in Canada.
(2)	Represents the initial amount of par of an investment in which the TRS is referenced.
(3)	The referenced asset or portion thereof is unsettled as of March 31, 2015.
(4)	The investment is not a qualifying asset under the Investment Company Act of 1940, as amended.

The following is a summary of the TRS reference assets as of December 31, 2014:

Company(1)	Industry	Type of Investment	Coupon Rate	Maturity	Par Amount	Initial Notional Cost(2)	Fair Value	Unrealized Appreciation (Depreciation)
Answers Corporation	Electronics	Senior Secured First Lien Term loans	LIBOR + 5.250%, 1.00% Floor	10/1/2021	15,000,000	$14,475,000	$14,212,500	$(262,500)
ANVC Merger Corp.	Aerospace and Defense	Senior Secured First Lien Term loans	LIBOR + 4.500%, 1.00% Floor	2/18/2021	4,962,500	4,912,875	4,863,250	(49,625)
AP Gaming I, LLC	Electronics	Senior Secured Second Lien Term loans	LIBOR + 8.250%, 1.000% Floor	12/18/2020	6,699,375	6,498,394	6,665,878	167,484
Asurion Corporation	Insurance	Senior Secured Second Lien Term loans	LIBOR + 3.750%, 1.25% Floor	5/24/2019	9,897,301	9,896,070	9,754,186	(141,884)
Atkore International, Inc.	Mining, Steel, Iron, and Nonprecious Metals	Senior Secured Second Lien Term loans	LIBOR + 6.750%, 1.00% Floor	10/9/2021	10,000,000	10,032,500	9,750,000	(282,500)
Bowlmor AMF Corporation	Broadcasting and Entertainment	Senior Secured First Lien Term loans	LIBOR + 6.250%, 1.00% Floor	9/18/2021	9,000,000	8,865,000	8,820,000	(45,000)
Collective Brands Finance Inc.	Retail Stores	Senior Secured First Lien Term loans	LIBOR + 4.000%, 1.00% Floor	3/11/2021	5,970,000	5,947,613	5,432,700	(514,913)
Encompass Digital Media, Inc.	Broadcasting and Entertainment	Senior Secured First Lien Term loans	LIBOR + 4.500%, 1.000% Floor	6/6/2021	4,987,500	4,962,563	4,943,859	(18,704)
Fieldwood Energy LLC	Oil and Gas	Senior Secured First Lien Term loans	LIBOR + 7.125%, 1.250% Floor	9/30/2020	4,246,305	4,317,500	3,075,557	(1,241,943)
Flexera Software, Inc.	Electronics	Senior Secured Second Lien Term loans	LIBOR + 7.000%, 1.000% Floor	4/2/2021	2,250,000	2,266,875	2,183,667	(83,208)
Genex Services, Inc.	Insurance	Senior Secured First Lien Term loans	LIBOR + 4.250%, 1.000% Floor	5/21/2021	1,995,000	1,985,025	1,977,544	(7,481)
Hudson Products Holdings, Inc.	Machinery (Non-Agriculture, Non-Construction, Non-Electronic)	Senior Secured First Lien Term loans	LIBOR + 4.000%, 1.000% Floor	3/15/2019	1,975,000	1,965,125	1,897,639	(67,486)
Iqor US, Inc.	Diversified/Conglomerate Service	Senior Secured First Lien Term loans	LIBOR + 5.00%, 1.000% Floor	4/1/2021	7,746,032	7,591,111	7,126,349	(464,762)
Isola USA	Electronics	Senior Secured First Lien Term loans	LIBOR + 8.250%, 1.000% Floor	11/23/2018	3,925,000	3,866,125	3,962,768	96,643
Livingston International, Inc.	Cargo Transport	Senior Secured Second Lien Term loans	LIBOR + 7.750%, 1.250% Floor(1)(3)	4/16/2020	1,954,783	1,969,443	1,879,187	(90,256)
Maxim Crane Works LP	Diversified/Conglomerate Service	Senior Secured Second Lien Term loans	LIBOR + 9.250%, 1.000% Floor	11/26/2018	3,500,000	3,567,500	3,517,500	(50,000)

Company(1)	Industry	Type of Investment	Coupon Rate	Maturity	Par Amount	Initial Notional Cost(2)	Fair Value	Unrealized Appreciation (Depreciation)
Mohegan Tribal Gaming	Hotels, Motels, Inns and Gaming	Senior Secured First Lien Term loans	LIBOR + 4.500%, 1.000% Floor	11/19/2019	1,985,000	1,965,150	1,903,833	(61,317)
Nine West Holdings, Inc.	Retail Stores	Senior Secured First Lien Term loans	LIBOR + 3.750%, 1.000% Floor	10/8/2019	5,985,000	5,970,038	5,588,494	(381,544)
Packaging Coordinators, Inc.	Containers, Packaging, and Glass	Senior Secured First Lien Term loans	LIBOR + 4.250%, 1.000% Floor	8/1/2021	5,000,000	4,950,000	4,812,500	(137,500)
Pharmed Group Corporation	Healthcare, Education, and Childcare	Senior Secured First Lien Term loans	LIBOR + 3.250%, 1.000% Floor	1/28/2021	485,000	482,575	468,834	(13,741)
Pharmed Group Corporation	Healthcare, Education, and Childcare	Senior Secured Second Lien Term loans	LIBOR + 6.750%, 1.000% Floor	1/28/2022	5,000,000	4,975,000	4,937,500	(37,500)
Polymer Group, Inc.	Containers, Packaging, and Glass	Senior Secured First Lien Term loans	LIBOR + 4.250%, 1.000% Floor	12/19/2019	3,979,360	3,974,397	3,914,695	(59,702)
Preferred Sands Holding Company, LLC	Mining, Steel, Iron, and Nonprecious Metals	Senior Secured First Lien Term loans	LIBOR + 5.750%, 1.000% Floor	7/31/2020	7,000,000	6,930,000	5,775,000	(1,155,000)
Sungard Availability Services Capital, Inc.	Diversified/Conglomerate Service	Senior Secured First Lien Term loans	LIBOR + 5.000%, 1.000% Floor	3/31/2019	11,940,000	11,887,763	10,578,840	(1,308,923)
Tensar Corp.	Diversified/Conglomerate Manufacturing	Senior Secured First Lien Term loans	LIBOR + 4.750%, 1.000% Floor	7/9/2021	12,000,000	11,880,000	10,740,000	(1,140,000)
Thomson Multimedia	Printing and Publishing	Senior Secured First Lien Term loans	LIBOR + 6.000%, 1.000% Floor	3/31/2020	5,970,000	6,073,281	5,902,838	(170,443)
TravelCLICK, Inc.	Hotels, Motels, Inns and Gaming	Senior Secured First Lien Term loans	LIBOR + 4.500%, 1.250% Floor	5/12/2021	14,963,449	14,813,815	14,738,998	(74,817)
Tribune Publishing Co.	Printing and Publishing	Senior Secured First Lien Term loans	LIBOR + 4.750%, 1.000% Floor	8/4/2021	10,000,000	9,920,000	9,850,000	(70,000)
Viking Acquisition, Inc.	Automobile	Senior Secured First Lien Term loans	LIBOR + 4.250%, 1.250% Floor	11/5/2016	3,660,571	3,665,146	3,613,276	(51,870)
Visant Corporation	Diversified/Conglomerate Manufacturing	Senior Secured First Lien Term loans	LIBOR + 6.000%, 1.000% Floor	9/23/2021	15,000,000	14,700,000	14,550,000	(150,000)
YP, LLC	Business Services	Senior Secured First Lien Term loans	LIBOR + 6.750%, 1.250% Floor	6/4/2018	4,260,870	4,292,826	4,268,709	(24,117)
YRC Worldwide, Inc.	Cargo Transport	Senior Secured First Lien Term loans	LIBOR + 7.000%, 1.000% Floor	2/13/2019	9,937,437	9,925,124	9,831,902	(93,222)

						$209,523,834	$201,538,003	$(7,985,831)
Total accrued interest income, net of expenses								334,234

Total unrealized depreciation on total return swap								$(7,651,597)

(1)	All investments are domiciled in the United States except for Livingston International, Inc., which is domiciled in Canada.
(2)	Represents the initial amount of par of an investment in which the TRS is referenced.
(3)	The investment is not a qualifying asset under the Investment Company Act of 1940, as amended.

Note 6. Borrowings

As a BDC, the Company is only allowed to employ leverage to the extent that its asset coverage, as defined in the 1940 Act, equals at least 200% after giving effect to such leverage. The amount of leverage that the Company employs at any time depends on its assessment of the market and other factors at the time of any proposed borrowing.

The fair value of the Company’s debt obligation is determined in accordance with ASC 820, which defines fair value in terms of the price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The fair value of the Company’s margin borrowings are estimated based upon market interest rates for its own borrowings or entities with similar credit risk, adjusted for nonperformance risk, if any. The Company’s debt obligation is recorded at its carrying value, which approximates fair value. As of March 31, 2015 and December 31, 2014, Alpine’s borrowings under the Alpine Credit Facility totaled $121,500,000 and $121,500,000, respectively, and was recorded as part of revolving credit facility payable on the consolidated statements of assets and liabilities.

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

The ING Credit Facility allows for the Company, at its option, to borrow money at a rate of either (i) an alternate base rate plus 1.75% per annum or (ii) LIBOR plus 2.75% per annum. The interest rate margins are subject to certain step-downs upon the satisfaction of certain conditions described in the Revolving Credit Agreement. The alternate base rate will be the greatest of (i) the U.S. Prime Rate set forth in the Wall Street Journal, (ii) the federal funds effective rate plus 1/2 of 1%, and (iii) three month LIBOR plus 1%. As of March 31, 2015 and December 31, 2014, the commitment under the ING Credit Facility was $170,000,000 and $150,000,000, respectively, and the ING Credit Facility includes an accordion feature that allows for potential future expansion of the ING Credit Facility up to a total of $500,000,000. Availability of loans under the ING Credit Facility is linked to the valuation of the collateral pursuant to a borrowing base mechanism.

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

As of March 31, 2015 and December 31, 2014, the carrying amount of the Company’s borrowings under the ING Credit Facility approximated their fair value. The fair value of the Company’s debt obligation is determined in accordance with ASC 820, which defines fair value in terms of the price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The fair value of the Company’s borrowing under the ING Credit Facility is estimated based upon market interest rates of the Company’s borrowing or entities with similar credit risk, adjusted for nonperformance risk, if any. At March 31, 2015 and December 31, 2014, the ING Credit Facility would be deemed to be Level 3, as defined in Note 4.

As of March 31, 2015 and December 31, 2014, $1,367,058 and $1,992,919 of financing costs related to the ING Credit Facility have been capitalized and are being amortized over the respective terms, respectively. For the three months ended March 31, 2015 and March 31, 2014, the Company recorded $970,784 and $163,401, respectively, of interest and financing expenses related to the ING Credit Facility, of which $779,272 and $46,343 was attributable to interest and $191,512 and $117,058 was attributable to amortization of deferred financing costs, respectively. As of March 31, 2015 and December 31, 2014, the Company’s outstanding borrowings under the ING Credit Facility were $150,000,000 and $115,000,000, respectively. For the three months ended March 31, 2015 and March 31, 2014, the Company’s weighted average outstanding debt balance and interest rate on the ING Credit Facility was $90,277,778 and 3.5% and $14,366,367 and 3.2%, respectively.

Alpine Credit Facility

On July 23, 2014, the Company’s wholly-owned, special purpose financing subsidiary, Alpine Funding LLC (“Alpine”), entered into a revolving credit facility (the “Alpine Credit Facility”) pursuant to a Loan Agreement with JPMorgan Chase Bank, National Association (“JPMorgan”), as administrative agent and lender, the Financing Providers from time to time party thereto, SIC Advisors LLC, as the portfolio manager, and the Collateral Administrator, Collateral Agent and Securities Intermediary party thereto (the “Loan Agreement”). Alpine’s obligations to JPMorgan under the Alpine Credit Facility are secured by a first priority security interest in substantially all of the assets of Alpine, including its portfolio of loans. The obligations of Alpine under the Alpine Credit Facility are non-recourse to the Company.

The Alpine Credit Facility provides for borrowings in an aggregate principal amount up to $300,000,000 on a committed basis. Borrowings under the Alpine Credit Facility are subject to compliance with a net asset value coverage ratio with respect to the current value of Alpine’s portfolio and various eligibility criteria must be satisfied with respect to the initial acquisition of each loan in Alpine’s portfolio. Any amounts borrowed under the Alpine Credit Facility will mature, and all accrued and unpaid interest thereunder will be due and payable, on July 23, 2019.

Pricing under the Alpine Credit Facility for each one month calculation period is based on the London Interbank Offered Rate (“LIBOR”) for an interest period of one month, plus a spread of 3.25% per annum. If LIBOR is unavailable, pricing will be determined at the prime rate offered by JPMorgan or the federal funds effective rate, plus a spread of 3.25% per annum. Interest is payable monthly in arrears. Beginning February 23, 2015, Alpine will be required to pay a commitment fee equal to 0.50% on the average daily unused amount of the financing commitments to the extent $150,000,000 has not been borrowed. Alpine also paid a set-up fee and incurred certain other customary costs and expenses in connection with obtaining the Alpine Credit Facility on July 23, 2014, and its first amendment which increased the aggregate principal amount from $150,000,000 to $300,000,000 on February 6, 2015.

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

As of March 31, 2015 and December 31, 2014, the carrying amount of the Company’s borrowings under the Alpine Credit Facility approximated the fair value of the Company’s debt obligation. The fair value of the Company’s debt obligation is determined in accordance with ASC 820, which defines fair value in terms of the price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The fair value of the Company’s borrowing under the Alpine Credit Facility is estimated based upon market interest rates of the Company’s borrowing or entities with similar credit risk, adjusted for nonperformance risk, if any. At March 31, 2015 and December 31, 2014, the Alpine Credit Facility would be deemed to be Level 3, as defined in Note 4.

As of March 31, 2015 and December 31, 2014, $2,345,771 and $1,050,000 of financing costs related to the Alpine Credit Facility has been capitalized and is being amortized over the respective terms, respectively. For the three months ended March 31, 2015, the Company recorded $1,140,044 of interest and financing expenses related to the Alpine Credit Facility, of which $1,053,359 was attributable to interest and $86,685 was attributable to amortization of deferred financing costs. As of March 31, 2015 and December 31, 2014, the Company’s outstanding borrowing under the Alpine Credit Facility was $121,500,000 and $121,500,000, respectively. For the three months ended March 31, 2015, the Company’s weighted average outstanding debt balance and interest rate on the Alpine Credit Facility was $121,500,000 and 3.5%, respectively.

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

The base management fee is calculated at an annual rate of 1.75% of the Company’s gross assets payable quarterly in arrears. For purposes of calculating the base management fee, the term “gross assets” includes any assets acquired with the proceeds of leverage. “Gross assets” also includes any cash collateral posted with respect to the TRS, adjusted for realized and unrealized appreciation. For the first quarter of the Company’s operations, the base management fee was calculated based on the initial value of the Company’s gross assets. Subsequently, the base management fee is calculated based on the gross assets at the end of each completed calendar quarter. Base management fees for any partial quarter are appropriately prorated. For the three months ended March 31, 2015 and March 31, 2014, the Company recorded an expense for base management fees of $3,720,397 and $1,142,771, respectively, of which $3,720,397 and $3,271,387 were payable at March 31, 2015 and December 31, 2014, respectively.

The incentive fee consists of the following two parts:

An incentive fee on net investment income (“subordinated incentive fee on income”) is calculated and payable quarterly in arrears and is based upon pre-incentive fee net investment income for the immediately preceding quarter. No subordinated incentive fee on income is payable in any calendar quarter in which pre-incentive fee net investment income does not exceed a quarterly return to stockholders of 1.75% per quarter on the Company’s net assets at the end of the immediately preceding fiscal quarter (the “Preferred Quarterly Return”). All pre-incentive fee net investment income, if any, that exceeds the Preferred Quarterly Return, but is less than or equal to 2.1875% of net assets at the end of the immediately preceding fiscal quarter in any quarter, will be payable to SIC Advisors. The Company refers to this portion of its Subordinated Incentive Fee on Income as the “Catch Up”. It is intended to provide an incentive fee of 20% on pre-incentive fee net investment income when pre-incentive fee net investment income exceeds 2.1875% of net assets at the end of the immediately preceding quarter in any quarter. For any quarter in which the Company’s pre-incentive fee net investment income exceeds 2.1875% of net assets at the end of the immediately preceding quarter, the Subordinated Incentive Fee on Income shall equal 20% of the amount of pre-incentive fee net investment income, because the Preferred Quarterly Return and Catch Up will have been achieved. There is no incentive fee on net investment income earned on the TRS.

For the three months ended March 31, 2015 and March 31, 2014, the Company recorded an incentive fee on net income of $270,497 and $0, respectively. As of March 31, 2015 and December 31, 2014, the Company recorded an incentive fee on net income payable of $270,497 and $0, respectively.

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

For the three months ended March 31, 2015 and March 31, 2014, the Company recorded a capital gains incentive fee of $0 and $112,491, respectively. As of March 31, 2015 and December 31, 2014, the Company recorded a capital gains incentive fee payable of $0 and $0, respectively.

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

For the three months ended March 31, 2015 and March 31, 2014, SIC Advisors incurred O&O Reimbursable Expenses of $0 and $1,077,448, respectively. Of the total $5,931,441 organizational and offering costs incurred from inception through March 31, 2015, $517,486 and $990,489 were reimbursed to SIC Advisors during the three months ended March 31, 2015 and March 31, 2014, respectively. For the three months ended March 31, 2015 and March 31, 2014, the Company reimbursed SIC Advisors $0 and $997,193, respectively. As of March 31, 2015 and December 31, 2014, $0 and $73,799 have been accrued and are reflected in the consolidated statements of assets and liabilities as due to affiliate, respectively. The remaining unreimbursed amount will be eligible for reimbursement to the extent the Company receives subscriptions until April 17, 2016, which is the currently scheduled date that the offering period ends, unless it is extended. O&O Reimbursable Expenses paid for by SIC Advisors and reimbursed by the Company will be expensed on the Company’s consolidated statements of operations.

Administration Agreement

On April 5, 2012, the Company entered into an administration agreement (the “Administration Agreement”) with Medley Capital LLC, pursuant to which Medley Capital LLC furnishes the Company with administrative services necessary to conduct its day-to-day operations. On February 28, 2013, Medley Capital LLC entered into a Sub-Administration Agreement with State Street Bank Global Fund Accounting and Custody to perform certain financial, accounting, administrative and other services on behalf of the Company. On March 12, 2014, the Company’s board of directors approved the renewal of the Administration Agreement for an additional one-year term at an in-person meeting. Medley Capital LLC is reimbursed for administrative expenses it incurs on the Company’s behalf in performing its obligations. Such costs are reasonably allocated to the Company on the basis of assets, revenues, time records or other reasonable methods. The Company does not reimburse Medley Capital LLC for any services for which it receives a separate fee or for rent, depreciation, utilities, capital equipment or other administrative items allocated to a controlling person of Medley Capital LLC. Medley Capital LLC is an affiliate of SIC Advisors. For the three months ended March 31, 2015 and March 31, 2014, the Company recorded an expense of $555,749 and $228,216, relating to administrator expenses. As of March 31, 2015 and December 31, 2014, the Company had $553,844 and $450,058 in administrator expenses payable, respectively.

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

For the three months ended March 31, 2015 and March 31, 2014, the Company recorded net Expense Support Reimbursements of $1,993,518 and $1,313,470, respectively, on the consolidated statements of operations and gross Expense Support Reimbursements. Repayments of amounts paid by SIC Advisors to the Company under the Expense Support Agreement will be accrued as they become probable and estimable. The Company may only remit payment to SIC Advisors for Expense Support Reimbursements to the extent that the Company’s excess net income eligible for reimbursement (i) does not cause the Operating Expense Ratio to exceed such ratio in effect at the time that the original Expense Payment Obligation was incurred, and (ii) to the extent that the current Annualized Distribution Rate is not below such rate in effect at the time that the original Expense Payment Obligation was incurred. The Company refers to Expense Support Reimbursements that are eligible for reimbursement to SIC Advisors by virtue of having satisfied the conditions described above as a “Crystalized Reimbursement.” For the three months ended March 31, 2015 and March 31, 2014, the Company did not record any Crystalized Reimbursement. As of March 31, 2015 and December 31, 2014 the total amounts eligible for reimbursement of the Company to SIC Advisors was $12,534,317 and $10,540,799, respectively.

The following table provides information regarding liabilities incurred by SIC Advisors pursuant to the Expense Support Agreement as well as other information relating to the Company’s ability to reimburse SIC Advisors for such payments:

Quarter Ended	Amount of Expense Payment Obligation	Amount Repaid to SIC Advisors	Operating Expense Ratio (1)	Annualized Distribution Rate (2)	Eligible to be Repaid Through
June 30, 2012	$454,874	$454,874	6.13%	8.00%	June 30, 2015
September 30, 2012	437,303	437,303	4.05%	8.00%	September 30, 2015
December 31, 2012	573,733	573,733	3.91%	8.00%	December 31, 2015
March 31, 2013	685,404	35,028	1.71%	8.00%	March 31, 2016
June 30, 2013	732,425	—	1.00%	7.84%	June 30, 2016
September 30, 2013	1,262,848	—	0.83%	7.84%	September 30, 2016
December 31, 2013	1,258,575	—	0.45%	7.84%	December 31, 2016
March 31, 2014	1,313,470	—	0.45%	7.80%	March 31, 2017
June 30, 2014	2,143,066	—	0.38%	7.80%	June 30, 2017
September 30, 2014	1,717,593	123,025	0.38%	7.77%	September 30, 2017
December 31, 2014	1,585,471	—	0.47%	8.00%	December 31, 2017
March 31, 2015	1,993,518	—	0.43%	8.00%	March 31, 2018

(1)

“Operating Expense Ratio” is as of the date the expense support payment obligation was incurred by the Company’s Advisor and includes all expenses borne by the Company, except for organizational and offering expenses, base management and incentive fees owed to SIC Advisors, and interest expense, as a percentage of net assets.

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

Opportunities for co-investments may arise when SIC Advisors or an affiliated adviser becomes aware of investment opportunities that may be appropriate for the Company and other clients or affiliated funds. As a BDC, the Company was substantially limited in its ability to co-invest in privately negotiated transactions with affiliated funds until it obtained an exemptive order from the SEC on November 25, 2013 (the “Exemptive Order”). The Exemptive Order permits the Company to participate in negotiated co-investment transactions with certain affiliates, each of whose investment adviser is Medley LLC, the parent company of SIC Advisors, or an investment adviser controlled by Medley LLC, in a manner consistent with its investment objective, strategies and restrictions, as well as regulatory requirements and other pertinent factors. Co-investment under the Exemptive Order is subject to certain conditions therein, including the condition that, in the case of each co-investment transaction, the Company’s board of directors determines that it would be advantageous for the Company to co-invest in a manner described in the Exemptive Order. Before receiving the Exemptive Order, the Company only participated in co-investments that were allowed under existing regulatory guidance, such as syndicated loan transactions where price was the only negotiated term, which limited the types of investments that the Company could make. Please refer to footnote 4 to the consolidated schedule of investments as of March 31, 2015 and December 31, 2014 for disclosures regarding securities also held by affiliated funds.

Note 9. Directors Fees

The Company’s independent directors receive an annual retainer fee of $30,000 and further receive a fee of $2,500 ($1,000 for telephonic attendance) for each regularly scheduled board meeting and a fee of $1,000 for each special board meeting and all committee meetings as well as reimbursement of reasonable and documented out-of-pocket expenses incurred in connection with attending each board or committee meeting. In addition, the chairman of the audit committee receives an annual retainer of $10,000, while the chairman of any other committee receives an annual retainer of $2,500. For the three months ended March 31, 2015 and March 31, 2014, the Company recorded directors’ fees expenses of $47,125 and $41,189, respectively, as general and administrative expenses within the consolidated statements of operations. At March 31, 2015 and December 31, 2014, the Company recorded directors’ fees payable of $47,125 and $0, respectively, as accounts payable and accrued expenses within the consolidated statements of assets and liabilities.

Note 10. Earnings Per Share

In accordance with the provisions of ASC Topic 260 — Earnings per Share basic earnings per share is computed by dividing earnings available to common shareholders by the weighted average number of shares outstanding during the period. Other potentially dilutive common shares, and the related impact to earnings, are considered when calculating earnings per share on a diluted basis.

The following table sets forth the computation of the weighted average basic and diluted net increase in net assets per share from operations for the three months ended March 31:

	2015	2014
Net increase/(decrease) in net assets from operations	$11,997,880	$4,447,548
Weighted average common shares outstanding	58,356,637	20,369,602
Earnings per common share-basic and diluted	$0.21	$0.22

Note 11. Commitments and Contingencies

The Company’s investment portfolio may contain debt investments that are in the form of lines of credit and unfunded delayed draw commitments, which require the Company to provide funding when requested by portfolio companies in accordance with the terms of the underlying loan agreements. As of March 31, 2015 and December 31, 2014 the Company had $10,040,355 and $12,625,200 unfunded commitments under loan and financing agreements.

	As of
	March 31, 2015	December 31, 2014
AM3 Pinnacle Corporation	$—	$144,424
Nation Safe Drivers Holdings, Inc.	—	2,440,421
Oxford Mining Company, LLC	8,135,593	8,135,593
DHISCO Electronic Distributions, Inc.	1,904,762	1,904,762

Total	$10,040,355	$12,625,200

Note 12. Fee Income

Fee income consists of origination/closing fee, amendment fee, prepayment penalty, administrative agent fee, transaction break-up fee and other miscellaneous fees. The following tables summarize the Company’s fee income for the three months ended March 31:

	2015	2014
Origination fee	$1,282,455	$669,689
Prepayment fee	—	150,000
Amendment fee	35,433	9,555
Administrative agent fee	1,367	4,315
Other fees	7,819	1,090

Fee income	$1,327,074	$834,649

Note 13. Distributions and Share Repurchase Plan Distributions

Distributions to common stockholders are recorded on the ex-dividend date. The amount to be paid out as a distribution is determined by the Company’s board of directors.

The Company has adopted an “opt in” distribution reinvestment plan (“DRIP”) pursuant to which the Company’s common stockholders may elect to have the full amount of any cash distributions reinvested in additional shares of the Company’s common stock. As a result, if the Company declares a cash dividend or other distribution, each stockholder that has “opted in” to the Company’s reinvestment plan will have their distributions automatically reinvested in additional shares of the Company’s common stock rather than receiving cash distributions. Stockholders who receive distributions in the form of shares of common stock will be subject to the same federal, state and local tax consequences as if they received cash distributions. For the three months ended March 31, 2015, the Company distributed a total of $11,809,067, of which, $6,237,693 was in cash and $5,571,374 was in the form of common shares associated with the DRIP. For the three months ended March 31, 2014, the Company distributed a total of $4,201,611, of which, $2,370,419, was in cash and $1,831,192 was in the form of common shares associated with the DRIP.

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

The following table reflects activity under the Company’s Share Repurchase Plan:

Offer Date	Quantity Offered	Price per Share	Repurchase Date	Repurchase Quantity
6/4/13	16,652	$9.18	—	—
8/8/13	32,627	$9.13	9/27/13	3,642
11/7/13	60,966	$9.14	12/19/13	5,826
3/12/14	120,816	$9.18	4/25/14	9,835
5/6/14	199,476	$9.20	6/13/14	17,777
8/5/14	294,068	$9.25	9/12/14	35,887
11/5/14	411,894	$9.22	12/24/14	411,894
3/4/15	535,571	$8.97	4/24/15	68,472
5/6/15	620,420	$8.98	N/A	N/A

Note 14. Financial Highlights

The following is a schedule of financial highlights of the Company for the three months ended March 31:

	2015	2014	2013
Per Share Data:(1)
Net asset value at beginning of period	$8.97	$9.18	$8.96
Net investment income/(loss)	0.15	0.12	0.17
Net realized gains/(losses) on investments and total return swap	0.04	0.08	0.03
Net unrealized appreciation/(depreciation) on investments and total return swap	0.02	0.02	0.22

Net increase/(decrease) in net assets	0.21	0.22	0.42
Distributions declared from net investment income(2)	(0.20)	(0.12)	(0.17)
Distributions from net realized capital gains	—	(0.08)	(0.03)

Total distributions to stockholders	(0.20)	(0.20)	(0.20)
Issuance of common stock above net asset value(3)	—	—	—
Net asset value at end of period	8.98	9.20	9.18
Total return based on net asset value(4)(5)	2.38%	2.39%	4.73%
Portfolio turnover rate(6)	0.64%	29.17%	10.83%
Shares outstanding at end of period	62,913,036	24,767,652	3,874,385
Net assets at end of period	564,846,965	227,829,509	35,578,291
Ratio/Supplemental Data (annualized):
Ratio of net investment income/(loss) to average net assets	6.87%	5.47%	7.63%
Ratio of net expenses (including incentive fees) to average net assets	5.49%	4.62%	7.48%
Ratio of incentive fees to average net assets	0.21%	0.25%	2.12%
Supplemental data (annualized):
Asset coverage ratio per unit(7)	$2,276	$3,884	$3,806
Percentage of non-recurring fee income(8)	8.28%	18.07%	6.12%
Ratio of net operating expenses to average net assets	5.28%	4.37%	5.36%
Ratio of interest and financing related expenses to average net assets	1.42%	0.36%	0.41%

(1)

The per share data was derived by using the weighted average shares outstanding during the three months ended March 31, 2015, 2014, and 2013, which were 58,356,637, 20,369,602, and 3,226,281, respectively.

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
(5)

Total returns, ratios of net investment income/(loss), and ratios of net expenses to average net assets for the three months ended March 31, 2015, 2014, and 2013, prior to the effect of the Expense Support and Reimbursement Agreement were as follows: total return (12.18)%, 1.80%, and (2.71%) and ratio of net investment income/(loss): 5.38%, 2.61%, and (2.24%) and ratio of net expenses to average net assets: 7.05%, 7.56%, and 17.95%, respectively.

(6)	Not annualized.
(7)

Asset coverage per unit is the ratio of the carrying value of the Company’s total consolidated assets for regulatory purposes, which includes the underlying fair value of net TRS, less all liabilities and indebtedness not represented by senior securities to the aggregate amount of Senior Securities representing indebtedness and the implied leverage on the TRS. Asset coverage per unit is expressed in terms of dollars per $1,000 of indebtedness. As of March 31, 2015, 2014, and 2013, the Company’s Asset Coverage Per Unit including unfunded commitments was $2,226, $3,829, and $3,806, respectively.

(8)	Represents the impact of non-recurring fees over total investment income.

Note 15. Subsequent Events

Management has evaluated subsequent events through the date of issuance of the consolidated financial statements included herein. There have been no subsequent events that occurred during such period that would require disclosure in this Form 10-Q or would be required to be recognized in the consolidated financial statements as of and for the three months ended March 31, 2015, except as disclosed below.

The Company issued common shares and received gross proceeds of approximately $33.2 million subsequent to March 31, 2015.

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with our financial statements and related notes and other financial information appearing elsewhere in this quarterly report on Form 10-Q.

Except as otherwise specified, references to “we,” “us,” “our,” or the “Company,” refer to Sierra Income Corporation. “SIC Advisors” and the “Adviser” refer to SIC Advisors LLC, our investment adviser. SIC Advisors is a majority owned subsidiary of Medley LLC, which is controlled by Medley Management Inc., a publicly traded asset management firm, which in turn is controlled by Medley Group LLC, an entity wholly-owned by the senior professionals of Medley LLC. “Medley” refers, collectively, to the activities and operations of Medley Capital LLC, Medley LLC, Medley Management Inc., Medley Group LLC, SIC Advisors, associated investment funds and their respective affiliates.

Some of the statements in this annual report on Form 10-K constitute forward-looking statements, which relate to future events or our performance or financial condition. The forward-looking statements contained in this annual report on Form 10-K involve risks and uncertainties, including, but not limited to, statements as to:

•	our future operating results;

•	our business prospects and the prospects of our portfolio companies;

•	changes in the economy;

•	risks associated with possible disruptions in our operations;

•	the effect of investments that we expect to make;

•	our contractual arrangements and relationships with third parties;

•	actual and potential conflicts of interest with SIC Advisors and its affiliates;

•	the dependence of our future success on the general economy and its effect on the industries in which we invest;

•	the ability of our portfolio companies to achieve their objectives;

•	the use of borrowed money to finance a portion of our investments;

•	the adequacy of our financing sources and working capital;

•	the timing of cash flows, if any, from the operations of our portfolio companies;

•	the ability of SIC Advisors to locate suitable investments for us and to monitor and administer our investments;

•	the ability of SIC Advisors and its affiliates to attract and retain highly talented professionals;

•	our ability to maintain our qualification as a RIC and as a BDC; and

•	the effect of changes in laws or regulations affecting our operations.

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

Overview

We are an externally managed non-diversified closed-end management investment company that has elected to be treated as a BDC under the Investment Company Act of 1940 (the “1940 Act”). We are externally managed by SIC Advisors LLC, or SIC Advisors, which is a registered investment adviser under the Advisers Act. SIC Advisors is responsible for sourcing potential investments, conducting due diligence on prospective investments, analyzing investment opportunities, structuring investments and monitoring our portfolio on an ongoing basis. In addition, we have elected and intend to qualify to be treated, for U.S. federal income tax purposes, as a RIC under subchapter M of the Code.

On April 17, 2012 we successfully reached the minimum escrow requirement and officially commenced operations by receiving gross proceeds of $10 million in exchange for 1,108,033.24 shares of our common stock sold to SIC Advisors. As of March 31, 2015, we have combined proceeds, including leverage through a revolving credit facility with ING Capital LLC and a revolving credit facility with JP Morgan Chase through Alpine Funding LLC, our wholly-owned special purpose financing subsidiary, which we have used to invest $720.3 million across 79 portfolio companies.

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

The level of our investment activity depends on many factors, including the amount of debt and equity capital available to prospective portfolio companies, the level of merger, acquisition and refinancing activity for such companies, the availability of credit to finance transactions, the general economic environment and the competitive environment for the types of investments we make. Based on prevailing market conditions, we anticipate that we will invest the proceeds from each subscription closing generally within 30-90 days. The precise timing will depend on the availability of investment opportunities that are consistent with our investment objectives and strategies. Any distributions we make during such period may be substantially lower than the distributions that we expect to pay when our portfolio is fully invested.

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

Revenues

We generate revenue in the form of interest on the debt securities that we hold and distributions and capital gains on other interests that we acquire in our portfolio companies. We expect that the senior debt we invest in will generally have stated terms of approximately six years and that the subordinated debt we invest in will generally have stated terms of approximately seven years. Our senior and subordinated debt investments bear interest at a fixed or floating rate. Interest on debt securities is generally payable monthly, quarterly or semiannually. In addition, some of our investments provide for deferred interest payments or paid-in-kind (“PIK”) interest. The principal amount of the debt securities and any accrued but unpaid interest generally will become due at the maturity date. In addition, we may generate revenue in the form of commitment and other fees in connection with our transactions. Original issue discounts and market discounts or premiums will be capitalized, and we will accrete or amortize such amounts as interest income. We will record prepayment premiums on loans and debt securities as income. Dividend income, if any, will be recognized on an accrual basis to the extent that we expect to collect such amounts.

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

Portfolio and Investment Activity

As of March 31, 2015, our portfolio consisted of investments in 79 portfolio companies with a fair value of $714.4 million, and was comprised of 53.6 % Senior Secured first lien term loans, 37.0% Senior Secured second lien term loans, 8.5 % Senior Secured first lien notes and 0.9 % warrants and equity.

As of December 31, 2014, our investment portfolio consisted of investments in 73 portfolio companies with a fair value of $616.9 million, and was comprised of 54.3% Senior Secured first lien term loans, 35.9% Senior Secured second lien term loans, 8.7% Senior Secured first lien notes, 0.2% Senior Secured second lien notes, 0.5% preferred equity, and 0.4% warrants.

As of March 31, 2015, our income-bearing investment portfolio, which represented 99.6 % of our total portfolio, had a weighted average yield based upon the cost of our portfolio investments of approximately 9.1%, and 9.9 % of our income-bearing portfolio bore interest based on fixed rates, and 90.1 % of our income-bearing portfolio bore interest on floating rates, such as LIBOR.

As of December 31, 2014, our income-bearing investment portfolio, which represented 99.6% of our total portfolio, had a weighted average yield based upon the cost of our portfolio investments of approximately 9.1%, and 10.0% of our income-bearing portfolio bore interest based on fixed rates, and 90.0% of our income-bearing portfolio bore interest on floating rates, such as LIBOR.

During the quarter ended March 31, 2015, we invested $80.9 million of principal in directly originated transactions across 7 portfolio companies and $23.0 million of principal in syndicated transactions across

3 portfolio companies. As of March 31, 2015, the investment portfolio was comprised of $554.6 million of principal in directly originated transactions across 51 portfolio companies and $169.4 million of principal in syndicated transactions across 28 portfolio companies.

The following table summarizes the amortized cost and the fair value of investments, not including cash as of March 31, 2015:

	Amortized Cost	Percentage	Fair Value	Percentage
Senior secured first lien term loans	$432,477,081	60.1	$430,584,735	60.3%
Senior secured second lien term loans	220,659,129	30.6	216,965,059	30.4
Senior secured first lien notes	62,144,763	8.6	60,678,015	8.5
Warrants/Equity	5,027,662	0.7	6,164,286	0.8

Total	$720,308,635	100.0%	$714,392,095	100.0%

The following table summarizes the amortized cost and the fair value of investments, not including cash as of December 31, 2014:

	Amortized Cost	Percentage	Value	Percentage
Senior secured first lien term loans	$335,675,585	54.0%	$335,182,650	54.3%
Senior secured second lien term loans	223,990,513	36.1	221,863,203	35.9
Senior secured first lien notes	55,380,821	8.9	53,699,500	8.7
Senior secured second lien notes	986,238	0.2	1,008,274	0.2
Warrants/Equity	4,935,360	0.8	5,161,466	0.9

Total	$620,968,517	100.0%	$616,915,093	100.0%

The weighted average current yield to maturity, including the yield of cash collateral on total return swap, based on fair value at March 31, 2015 was as follows:

	Percentage of Total Investments	Weighted Average Current Yield for Total Investments
Senior Secured First Lien Term Loans	49.5%	9.4%
Senior Secured First Lien Notes	7.8	10.7
Senior Secured Second Lien Term Loans	34.2	10.5
Senior Secured Second Lien Notes	—	—
Equity/Warrants	8.5	19.4

Total	100.0%	10.7%

The following table shows the portfolio composition by industry grouping, including the TRS underlying loans, based on fair value at March 31, 2015:

	Investments at Fair Value(1)	Percentage of Total Portfolio(1)	Value of TRS Underlying Loans	Percentage of TRS Underlying Loans	Total Investments at Fair Value including the value of TRS Underlying Loans	Percentage of Total Portfolio Including the value of TRS Underlying Loans
Hotel, Gaming & Leisure	88,416,270	12.4%	35,375,864	15.8%	123,792,134	13.2%
Banking, Finance, Insurance & Real Estate	85,803,697	12.0	12,864,504	5.7	98,668,201	10.5
Services: Business	87,878,824	12.3	7,305,490	3.3	95,184,314	10.1
Energy: Oil & Gas	37,899,063	5.3	18,176,517	8.1	56,075,580	6.0
Wholesale	40,746,320	5.7	15,015,467	6.7	55,761,787	5.9
Media: Advertising, Printing & Publishing	35,693,866	5.0	19,864,604	8.9	55,558,470	5.9
Automotive	51,460,217	7.2	3,655,320	1.6	55,115,537	5.9
High Tech Industries	32,231,561	4.5	21,428,795	9.6	53,660,356	5.7
Telecommunications	30,934,497	4.3	19,260,411	8.6	50,194,908	5.3
Construction & Building	44,067,451	6.2	3,421,250	1.5	47,488,701	5.1
Retail	35,315,978	4.9	11,306,394	5.0	46,622,372	5.0
Aerospace & Defense	34,113,730	4.8	—	0.0	34,113,730	3.6
Healthcare & Pharmaceuticals	25,277,957	3.5	5,456,788	2.4	30,734,745	3.3
Transportation: Cargo	12,445,862	1.7	11,640,566	5.2	24,086,428	2.6
Metals & Mining	12,800,934	1.8	9,650,000	4.3	22,450,934	2.4
Capital Equipment	15,000,000	2.1	—	0.0	15,000,000	1.6
Containers, Packaging & Glass	—	0.0	14,937,625	6.7	14,937,625	1.6
Chemicals, Plastics & Rubber	12,319,736	1.7	—	0.0	12,319,736	1.3
Services: Consumer	11,341,576	1.6	—	0.0	11,341,576	1.2
Environmental Industries	—	0.0	11,012,400	4.9	11,012,400	1.2
Beverage, Food & Tobacco	9,198,573	1.3	—	0.0	9,198,573	1.0
Media: Broadcasting & Subscription	6,481,555	0.9	—	0.0	6,481,555	0.7
Consumer goods: Non-durable	4,964,428	0.7	—	0.0	4,964,428	0.5
Consumer goods: Durable	—	0.0	3,979,260	1.8	3,979,260	0.4

	$714,392,095	100.0%	$224,351,255	100.0%	$938,743,350	100.0%

(1)	Does not include TRS underlying loans

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

The following table shows the distribution of our investments, not including cash and cash equivalents, on the 1 to 5 investment performance rating scale at fair value as of March 31, 2015:

	March 31, 2015		December 31, 2014
Investment Performance Rating	Investments at Fair Value	Percentage	Investments at Fair Value	Percentage
1	$—	—%	$—	—%
2	707,672,889	99.1	616,677,442	100.0
3	6,481,555	0.9	—	—
4	—	—	—	—
5	237,651	0.0	237,651	0.0

Total	$714,392,095	100.0%	$616,915,093	100.0%

Results of Operations

Operating results for the three months ended March 31, 2015 and 2014 are as follows:

	For the three months ended March 31
	2015	2014
Total investment income	$16,006,819	$4,596,214
Total expenses, net	7,107,492	2,103,565
Net investment income/(loss)	8,899,327	2,492,649
Net realized gain/(loss) on investments and total return swap	2,154,652	1,708,962
Net unrealized gain/(loss) on investments and total return swap	943,901	245,937

Net increase/(decrease) in net assets resulting from operations	$11,997,880	$4,447,548

Investment Income

For the three months ended March 31, 2015, investment income totaled $16,006,819, of which $14,332,341 was attributable to portfolio interest, $1,327,074 was attributable to fee income, $347,153 was attributable to PIK interest and $251 was attributable to interest from cash.

For the three months ended March 31, 2014, investment income totaled $4,596,214, of which $3,757,861 was attributable to portfolio interest, $834,649 was attributable to fee income, and $3,704 was attributable to PIK interest.

Operating Expenses

Operating expenses for the three months ended March, 2015 and 2014 were as follows:

	For the three months ended March 31
	2015	2014
Base management fees	3,720,397	$1,142,771
Provisional incentive fees	270,497	112,491
Administrator expenses	555,749	228,216
Professional fees	549,981	255,328
Interest and financing expenses	1,832,631	163,401
Organizational and offering costs reimbursed to an affiliate	443,687	983,785
General and administrative expenses	1,335,315	531,043

Expenses before expense reimbursement	$9,101,010	$3,417,035

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

As of March 31, 2015, we recorded $4,230,404 in our statements of assets and liabilities as due from affiliate relating to the Expense Support Agreement. For the three months ended March 31, 2015, we recorded an expense reimbursement of $1,993,518 on the statement of operations. Expense reimbursements to SIC Advisors will be accrued as they become probable and estimable. For the three months ended March 31, 2015, we did not record any expense reimbursements to SIC Advisors. As of December 31, 2014, we recorded $6,995,930 in our consolidated statement of assets and liabilities as due from affiliate relating to the Expense Support and Reimbursement Agreement. For the three months ended March 31, 2014, we recorded an expense reimbursement of $1,313,470 on the statement of operations. For the three months ended March 31, 2014 we did not record any expense reimbursements to SIC Advisors.

For the three months ended March 31, 2015 total expense reimbursement from SIC Advisors pursuant to the Expense Support and Reimbursement Agreement was $ 1,993,518 and net expenses after taking into account the expense reimbursement from SIC Advisors, was $7,107,492.

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

During the quarter ended March 31, 2015, we recognized $2,154,652 in net realized gains on total investments. During the quarter ended March 31, 2014, we recognized $1,708,962 in net realized gains on total investments.

Net Unrealized Appreciation/Depreciation on Investments

Net change in unrealized appreciation on investments reflects the net change in the fair value of our total investments. During the quarter ended March 31, 2015, we had unrealized appreciation of $943,901 on total investments. During the quarter ended March 31, 2014, we had unrealized appreciation of $245,937 on our total investments.

Changes in Net Assets from Operations

For the three months ended March 31, 2015, we recorded a net increase in net assets resulting from operations of $11,997,880 compared to a net increase in net assets resulting from operations of $4,457,548 for the three months ended March 31, 2014. Based on 58,356,637 and 20,369,602 weighted average common shares outstanding for the three months ended March 31, 2015 and 2014, respectively, our per share net increase in net assets resulting from operations was $0.21 for the three months ended March 31, 2015 compared to a per share net increase in net assets from operations of $0.22 for the three months ended March 31, 2014.

Financial Condition, Liquidity and Capital Resources

As a BDC, we distribute substantially all of our net income to our stockholders and have an ongoing demand to raise additional capital for investment purposes. To fund growth, we have a number of alternatives available to increase capital; including raising equity, increasing debt, and funding from operational cash flow.

Our liquidity and capital resources have been generated primarily from the net proceeds of our public offering of common stock.

As of March 31, 2015, we had $66,473,033 in cash. In the future, we may generate cash from future offerings of securities, future borrowings and cash flows from operations, including interest earned from the temporary investment of cash in U.S. government securities and other high-quality debt investments that mature in one year or less. Our primary use of funds is investments in our targeted asset classes, cash distributions to our stockholders, and other general corporate purposes.

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

On December 4, 2013, we entered into a three-year senior secured syndicated revolving credit facility with a one-year term out period (the “ING Facility”) pursuant to a Senior Secured Revolving Credit Agreement (the “Revolving Credit Agreement”) with certain lenders party thereto from time to time and ING Capital LLC, as administrative agent. The ING Facility matures on December 4, 2017 and is secured by substantially all of our assets, subject to certain exclusions as further set forth in a Guarantee, Pledge and Security Agreement (the “Security Agreement”) entered into in connection with the Revolving Credit Agreement, among us, the Subsidiary Guarantors party thereto, ING Capital LLC, as Administrative Agent, each Financial Agent and Designated Indebtedness Holder party thereto and ING Capital LLC, as Collateral Agent. The ING Facility also includes usual and customary representations, covenants and events of default for senior secured revolving credit facilities of this nature. As of March 31, 2015, our borrowings under the ING Facility totaled $150,000,000 and were recorded as part of revolving credit facility payable on our consolidated statements of assets and liabilities.

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

Borrowings under the Alpine Credit Facility are subject to compliance with a net asset value coverage ratio with respect to the current value of Alpine’s portfolio and various eligibility criteria must be satisfied with respect to the initial acquisition of each loan in Alpine’s portfolio. Any amounts borrowed under the Alpine Credit Facility will mature, and all accrued and unpaid interest thereunder will be due and payable, on July 23, 2019. As of March 31, 2015, Alpine’s borrowings under the Alpine Credit Facility totaled $121,500,000 and were recorded as part of revolving credit facility payable on our consolidated statements of assets and liabilities.

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

Our derivative asset from Citibank, net of amounts available for offset under a master netting agreement as of March 31, 2015 was $ 2,051,518, which is recorded on the consolidated statements of assets and liabilities as receivable due on total return swap.

Transactions in total return swap contracts during the three months ended March 31, 2015 were $ 2,900,317 in realized gains and $ 2,807,017 in unrealized gains, which is recorded on the consolidated statements of operations.

For the three months ended March 31, 2015, the average notional par amount of total return swap contracts was $217,464,352.

On March 27, 2015, the Sierra Income Corporation and Great American Life Insurance Company (“Great American Life”) entered into a limited liability company operating agreement to co-manage SIC Senior Loan Strategy JV I LLC (the “Joint Venture”). Sierra Income Corporation and Great American Life have committed to provide $100 million of equity to the Joint Venture, with the Sierra Income Corporation providing $87.5 million and Great American Life providing $12.5 million. In addition, the Joint Venture intends to seek a credit facility from a third party financing provider. The Joint Venture is expected to invest primarily in first lien middle market and other corporate debt securities. All portfolio and other material decisions regarding the Joint Venture must be submitted to the Joint Venture’s board of managers, which is comprised of four members, two of whom are selected by Sierra Income Corporation and the other two are selected by Great American Life. As a result, consistent with precedent transactions that have been reviewed and approved by the SEC, the Company has concluded that it does not control the Joint Venture. As of March 31, 2015, the Joint venture had not commenced operations.

Sierra Income Corporation has determined that the Joint Venture is an investment company under ASC 946, however in accordance with such guidance, Sierra Income Corporation will generally not consolidate its investment in a company other than a wholly owned investment company subsidiary or a controlled operating company whose business consists of providing services to the Company. Accordingly, Sierra Income Corporation does not consolidate its interest in the Joint Venture.

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

Subject to our board of directors’ discretion and applicable legal restrictions, we expect to authorize and pay monthly distributions to our stockholders. Any distributions to our stockholders will be declared out of assets legally available for distribution. We expect to continue making monthly distributions unless our results of operations, our general financial condition, general economic conditions, or other factors prohibit us from doing so. From time to time, but not less than quarterly, we will review our accounts to determine whether distributions to our stockholders are appropriate. We have not established limits on the amount of funds we may use from available sources to make distributions. We expect that for a significant time after the commencement of this offering, substantially all of our distributions will result from expense support payments made by SIC Advisors that may be subject to repayment by us within three years. The purpose of this arrangement is to avoid such distributions being characterized as returns of capital for GAAP purposes. We may still have distributions which could be characterized as a return of capital for tax purposes. Such distributions are not based on our investment performance and can only be sustained if we achieve positive investment performance in future periods and/or SIC Advisors continues to make Expense Support Payments under the Expense Support Agreement. Any future reimbursements to SIC Advisors will reduce the distributions that may otherwise be available for distribution to stockholders. There can be no assurance that we will achieve the performance necessary to sustain our distributions or that we will be able to pay distributions at all. SIC Advisors has no obligation to make Expense Support Payments pursuant to the Expense Support Agreement after June 30, 2015, unless the Expense Support Agreement is extended. For the three months ended March 31, 2015 and 2014, if Expense Support Payments of $1,993,518 and $1,313,470, respectively were not made by SIC Advisors, approximately 17% and 31% of the distributions, respectively, would have been a return of capital.

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

We have adopted an “opt in” distribution reinvestment plan pursuant to which our common stockholders may elect to have the full amount of any cash distributions reinvested in additional shares of our common stock. As a result, if we declare a cash distribution, stockholders that have “opted in” to our distribution reinvestment plan will have their distribution automatically reinvested in additional shares of our common stock at 90% of the offering price rather than receiving cash dividends. Stockholders who receive distributions in the form of shares of common stock will be subject to the same federal, state and local tax consequences as if they received cash distributions.

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

Based on our consolidated Statement of Assets and Liabilities as of March 31, 2015, the following table shows the approximate increase (decrease) in components of net assets resulting from operations of hypothetical base rate changes in interest rates, assuming no changes in our investment and capital structure

Basis point increase	Interest Income	Interest Expense	Net Increase (Decrease)
100	$1,177,028	$(1,965,000)	$(787,972)
200	6,390,385	(4,680,000)	1,710,385
300	11,954,068	(7,395,000)	4,559,068
400	17,517,751	(10,110,000)	7,407,751
500	23,081,434	(12,825,000)	10,256,434

Based on our consolidated Statement of Assets and Liabilities as of December 31, 2014, the following table shows the approximate increase (decrease) in components of net assets resulting from operations of hypothetical base rate changes in interest rates, assuming no changes in our investment and capital structure:

Basis point increase	Interest Income	Interest Expense	Net Increase (Decrease)
100	$1,111,684	$(1,790,000)	$(678,316)
200	6,339,990	(4,155,000)	2,184,990
300	11,923,673	(6,520,000)	5,403,673
400	17,507,355	(8,885,000)	8,622,355
500	23,091,038	(11,250,000)	11,841,038

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

Change In Internal Control Over Financial Reporting

No change occurred in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the three months ended March 31, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II — Other Information

Item 1:	Legal Proceedings.

We are not currently subject to any legal proceedings, nor, to our knowledge, are any legal proceedings threatened against us or our subsidiaries.

Item 1A:	Risk Factors.

In addition to other information set forth in this report, you should carefully consider the “Risk Factors” discussed in our annual report on Form 10-K for the fiscal year ended December 31, 2014, filed with the SEC on March 5, 2015, which could materially affect our business, financial condition and/or operating results. Except as set forth below, there have been no material changes during the three months ended March 31, 2015 to the risk factors discussed in “Item 1A. Risk Factors” of our annual report on Form 10-K. Additional risks or uncertainties not currently known to us or that we currently deem to be immaterial also may materially affect our business, financial condition and/or operating results.

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

We face cyber-security risks.

Our business operations rely upon secure information technology systems for data processing, storage and reporting. Despite careful security and controls design, implementation and updating, our information technology systems could become subject to cyber-attacks. Network, system, application and data breaches could result in operational disruptions or information misappropriation, which could have a material adverse effect on our business, results of operations and financial condition.

If we are unable to maintain the availability of our electronic data systems and safeguard the security of our data, our ability to conduct business may be compromised, which impair our liquidity, disrupt our business, damage our reputation and cause losses.

Cybersecurity refers to the combination of technologies, processes, and procedures established to protect information technology systems and data from unauthorized access, attack, or damage. We are subject to cybersecurity risks. Information cyber security risks have significantly increased in recent years and, while we have not experienced any material losses relating to cyber attacks or other information security breaches, we could suffer such losses in the future. Our computer systems, software and networks may be vulnerable to unauthorized access, computer viruses or other malicious code and other events that could have a security impact. If one or more of such events occur, this potentially could jeopardize confidential and other information, including nonpublic personal information and sensitive business data, processed and stored in, and transmitted through, our computer systems and networks, or otherwise cause interruptions or malfunctions in our operations or the operations of our customers or counterparties, which could result in significant losses or reputational damage. This could result in significant losses, reputational damage, litigation, regulatory fines or penalties, or otherwise adversely affect our business, financial condition or results of operations. Privacy and information security laws and regulation changes, and compliance with those changes, may result in cost increases due to system changes and the development of new administrative processes. In addition, we may be required to expend significant additional resources to modify our protective measures and to investigate and remediate vulnerabilities or other exposures arising from operational and security risks. We currently do not maintain insurance coverage relating to cybersecurity risks, and we may be required to expend significant additional resources to modify our protective measures or to investigate and remediate vulnerabilities or other exposures, and we may be subject to litigation and financial losses that are not fully insured.

Third parties with which we do business may also be sources of cybersecurity or other technological risks. We outsource certain functions and these relationships allow for the storage and processing of our information, as well as customer, counterparty, employee and borrower information. While we engage in actions to reduce our exposure resulting from outsourcing, ongoing threats may result in unauthorized access, loss, exposure or destruction of data, or other cybersecurity incidents, with increased costs and other consequences, including those described above.

Item 2:	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3:	Defaults Upon Senior Securities.

None.

Item 4:	Mine Safety Disclosures.

None.

Item 5:	Other Information.

None.

Item 6:	Exhibits.

EXHIBIT INDEX

Number	Description

3.1	Articles of Incorporation of the Registrant(1)

3.2	Articles of Amendment of the Registrant(1)

3.3	Articles of Amendment and Restatement of the Registrant(3)

3.4	Second Articles of Amendment and Restatement of the Registrant(6)

3.5	Form of Bylaws of the Registrant(1)

10.1	Form of Subscription Agreement(17)

10.2	Amended and Restated Distribution Reinvestment Plan(8)

10.3	Investment Advisory Agreement(5)

10.4	Form of Dealer Manager Agreement(2)

10.5	Form of Participating Broker-Dealer Agreement (Included as Exhibit A to the Form of Dealer Manager Agreement)(2)

10.6	Custodian Agreement(2)

10.7	Form of Administration Agreement(2)

10.8	Form of License Agreement(5)

10.9	Form of Escrow Agreement(4)

10.10	Expense Support and Reimbursement Agreement(7)

10.11	ISDA 2002 Master Agreement, together with the Schedule thereto and Credit Support Annex to such Schedule, each dated as of August 27, 2013, by and between Arbor Funding LLC and Citibank, N.A.(9)

10.12	Confirmation Letter Agreement, dated as of August 27, 2013, by and between Arbor Funding LLC and Citibank, N.A.(9)

10.13	Confirmation Letter Agreement, dated as of March 21, 2014, by and between Arbor Funding LLC and Citibank, N.A.(10)

10.14	Senior Secured Revolving Credit Agreement among the Company as borrower, the Lenders party thereto, and ING Capital LLC, as Administrative Agent, dated December 4, 2013(11)

10.15	Guarantee, Pledge and Security Agreement among the Company, the Subsidiary Guarantors party thereto, ING Capital LLC, as Administrative Agent, each Financial Agent and Designated Indebtedness Holder party thereto and ING Capital LLC, as Collateral Agent, dated December 4, 2013(10)

10.16	Control Agreement among the Company, ING Capital LLC, as collateral agent, and State Street Bank and Trust Company, as the Company’s Custodian, dated December 4, 2013(10)

10.17	Loan Agreement, dated as of July 23, 2014, by and among Alpine Funding LLC, as company, JPMorgan Chase Bank, National Association, as administrative agent, the Financing Providers from time to time party thereto, SIC Advisors LLC, as the portfolio manager, and the Collateral Administrator, Collateral Agent and Securities Intermediary party thereto(12)

Number	Description

10.18	Sale and Contribution Agreement, dated as of July 23, 2014, by and between Sierra Income Corporation, as seller, and Alpine Funding LLC, as purchaser(12)

10.19	Portfolio Management Agreement, dated as of July 23, 2014, by and between Alpine Funding LLC, as borrower and SIC Advisors LLC, as portfolio manager(12)

10.20	Second Amended and Restated Confirmation Letter Agreement, dated as of July 23, 2014, by and between Arbor Funding LLC and Citibank, N.A.(12)

10.21	Amendment No. 2 to the Senior Secured Revolving Credit Agreement, dated as of August 21, 2014, by and among the Company as borrower, SIC RT1 LLC, as Subsidiary Guarantor, the Lenders party thereto and ING Capital LLC, as Administrative Agent(13)

10.22	Amendment No. 3 to the Senior Secured Revolving Credit Agreement, dated as of August 21, 2014, by and among the Company as borrower, SIC RT1 LLC, as Subsidiary Guarantor, the Lenders party thereto and ING Capital LLC, as Administrative Agent(14)

10.23	Amendment No. 1 to the Loan Agreement, dated as of July 23, 2014, by and among Alpine Funding LLC, as borrower, JPMorgan Chase Bank, National Association, as administrative agent, the Financing Providers from time to time party thereto, SIC Advisors LLC, as the portfolio manager, and the Collateral Administrator, Collateral Agent and Securities Intermediary party thereto(15)

10.24	Limited Liability Company Operating Agreement of Sierra Senior Loan Strategy JV I LLC, dated March 27, 2015(16)

11	Computation of Per Share Earnings (included in Note 10 to the financial statements contained in this report).

31.1	Certification by Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification by Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

*	Filed herewith.
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

(6)	Previously filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on June 14, 2012, and incorporated by reference herein.

(7)	Previously filed as Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed on July 20, 2012, and incorporated by reference herein.
(8)	Previously filed as Exhibit 99.2 to the Registrant’s Current Report on Form 8-K filed on September 26, 2012, and incorporated by reference herein.
(9)	Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on September 3, 2013, and incorporated by reference herein.
(10)	Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on March 27, 2014, and incorporated by reference herein.
(11)	Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on December 9, 2013, and incorporated by reference herein.
(12)	Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on July 23, 2014, and incorporated by reference herein.
(13)	Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on August 22, 2014, and incorporated by reference herein.
(14)	Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on November 25, 2014, and incorporated by reference herein.
(15)	Previously filed as an exhibit to Registrant’s Current Report on Form 8-K filed on February 10, 2015, and incorporated by reference herein.
(16)	Previously filed as an exhibit to Registrant’s Current Report on Form 8-K filed on March 30, 2015, and incorporated by reference herein.
(17)

Previously filed in connection with Registrant’s Post-Effective Amendment No. 4 to the Registration Statement on Form N-2 (File No. 333-175624), filed on April 13, 2015, and incorporated by reference herein.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 7, 2015	Sierra Income Corporation.

	By	/s/ Seth Taube
Seth Taube Chief Executive Officer (Principal Executive Officer)

Dated: May 7, 2015	By	/s/ Richard T. Allorto, Jr.
Richard T. Allorto, Jr. Chief Financial Officer (Principal Accounting and Financial Officer)