Form 10-Q
period 2015-06-30
Sierra Income Corp
filed 2015-08-06
CIK 1523526

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2015

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

As of August 6, 2015, the Registrant had 74,117,977 shares of common stock, $0.001 par value, outstanding.

Sierra Income Corporation

Consolidated Statements of Assets and Liabilities

	As of
	June 30, 2015	December 31, 2014
	(unaudited)
ASSETS
Non-controlled/non-affiliated investments, at fair value (amortized cost of $878,334,995 and $620,968,517, respectively)	$871,144,119	$616,915,093
Cash collateral on total return swap (Note 5)	61,458,766	56,877,928
Cash and cash equivalents	24,131,786	65,749,154
Interest receivable	7,172,380	5,213,605
Due from affiliate (Note 7)	6,378,866	6,995,930
Deferred financing costs	3,399,061	2,675,682
Receivable due on total return swap (Note 5)	2,395,990	1,095,582
Unsettled trades receivable	685,735	424,641
Prepaid expenses and other assets	618,273	118,017

Total assets	$977,384,976	$756,065,632

LIABILITIES
Revolving credit facilities payable	$320,500,000	$236,500,000
Unrealized depreciation on total return swap (Note 5)	6,960,429	7,651,597
Management fee payable	4,243,147	3,271,387
Accounts payable and accrued expenses	2,342,388	2,427,843
Incentive fees	2,122,395	—
Interest payable	1,075,374	648,497
Administrator fees payable	538,692	450,058
Due to affiliate (Note 7)	206,968	1,574,737
Unsettled trades payable	—	16,935,000
Deferred tax liability	371,449	86,600

Total liabilities	$338,360,842	$269,545,719

Commitments (Note 11)

NET ASSETS
Common stock, par value $.001 per share, 350,000,000 common shares authorized, 71,353,239 and 54,260,324 common shares issued and outstanding, respectively	$71,353	$54,260
Capital in excess of par value	648,354,921	494,060,576
Accumulated distribution in excess of net realized gain/(loss) from investments and total return swap	(121,123)	(5,408,243)
Accumulated undistributed net investment income	5,155,137	9,518,341
Net unrealized appreciation/(depreciation) on investments and total return swap, net of provision for taxes of $(284,849) and $0, respectively	(14,436,154)	(11,705,021)

Total net assets	639,024,134	486,519,913

Total liabilities and net assets	$977,384,976	$756,065,632

NET ASSET VALUE PER SHARE	$8.96	$8.97

See accompanying notes to the consolidated financial statements.

Sierra Income Corporation

Consolidated Statements of Operations

	For the three months ended June 30,		For the six months ended June 30,
	2015	2014	2015	2014
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
INVESTMENT INCOME
Interest from non-controlled/non-affiliated investments	$16,956,876	$6,055,653	$31,289,217	$9,813,514
Fee income	5,020,430	653,728	6,347,504	1,488,377
Payment-in-kind interest income	323,005	104,443	670,158	108,147
Interest from cash	136	—	387	—

Total investment income	22,300,447	6,813,824	38,307,266	11,410,038

EXPENSES
Base management fee	4,243,146	1,768,047	7,963,543	2,910,818
Interest and financing expenses	2,125,092	506,299	3,957,723	669,700
Incentive fee	2,122,395	326,458	2,392,892	438,949
General and administrative expenses	801,786	662,245	2,137,101	1,193,288
Offering costs	1,674,904	190,100	2,067,657	190,100
Professional fees	623,994	250,370	1,173,975	505,698
Administrator expenses	538,692	272,579	1,094,441	500,795
Organizational and offering costs reimbursed to SIC Advisors (Note 7)	—	1,224,673	443,687	2,208,458

Total gross expenses	12,130,009	5,200,771	21,231,019	8,617,806
Net expense support reimbursement (Note 7)	(1,941,494)	(2,143,066)	(3,935,012)	(3,456,536)

Net expenses	10,188,515	3,057,705	17,296,007	5,161,270

NET INVESTMENT INCOME	12,111,932	3,756,119	21,011,259	6,248,768

Net realized gain/(loss) from investments	412,436	861,569	(333,229)	2,131,822
Net realized gain on total return swap (Note 5)	2,720,032	1,372,779	5,620,349	1,811,488
Net change in unrealized appreciation/(depreciation) on investments	(1,274,336)	773,862	(3,137,452)	572,778
Net change in unrealized appreciation/(depreciation) on total return swap (Note 5)	(2,115,849)	471,000	691,168	918,021
Change in provision for deferred taxes on unrealized gain on investments	(284,849)	—	(284,849)	—

Net gain/(loss) on investments and total return swap	(542,566)	3,479,210	2,555,987	5,434,109

NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS	$11,569,366	$7,235,329	$23,567,246	$11,682,877

WEIGHTED AVERAGE — BASIC AND DILUTED EARNINGS PER COMMON SHARE	$0.17	$0.25	$0.37	$0.47
WEIGHTED AVERAGE — BASIC AND DILUTED NET INVESTMENT INCOME PER COMMON SHARE	$0.18	$0.13	$0.33	$0.25
WEIGHTED AVERAGE COMMON STOCK OUTSTANDING — BASIC AND DILUTED (Note 10)	67,418,067	29,185,996	62,912,383	24,802,153
DIVIDENDS DECLARED PER COMMON SHARE	$0.20	$0.20	$0.40	$0.40

See accompanying notes to the consolidated financial statements.

Sierra Income Corporation

Consolidated Statements of Changes in Net Assets

	For the six months ended June 30,
	2015	2014
	(unaudited)	(unaudited)
INCREASE FROM OPERATIONS
Net investment income	$21,011,259	$6,248,768
Net realized gain/(loss) on investments	(333,229)	2,131,822
Net realized gain on total return swap (Note 5)	5,620,349	1,811,488
Net change in unrealized appreciation/(depreciation) on investments	(3,137,452)	572,778
Net change in unrealized appreciation/(depreciation) on total return swap (Note 5)	691,168	918,021
Change in provision for deferred taxes on unrealized gain on investments	(284,849)	—

Net increase in net assets resulting from operations	23,567,246	11,682,877

SHAREHOLDER DISTRIBUTIONS
Distributions from net realized gains	—	(3,943,310)
Distributions from net investment income (Note 2)	(25,374,463)	(6,248,768)

Net decrease in net assets from shareholder distributions	(25,374,463)	(10,192,078)

COMMON SHARE TRANSACTIONS
Issuance of common shares, net of underwriting costs	143,906,427	159,934,090
Issuance of common shares pursuant to distribution reinvestment plan	12,091,162	4,550,252
Repurchase of common shares	(1,686,151)	(281,375)

Net increase in net assets resulting from common share transactions	154,311,438	164,202,967

Total increase in net assets	152,504,221	165,693,766
Net assets at beginning of period	486,519,913	153,002,273

Net assets at end of period (including accumulated undistributed net investment income of $5,155,137 and $(249,177), respectively)	$639,024,134	$318,696,039

Net asset value per common share	$8.96	$9.25
Common shares outstanding, beginning of period	54,260,324	16,663,500
Issuance of common shares	15,923,836	17,327,945
Issuance of common shares pursuant to distribution reinvestment plan	1,356,925	494,168
Repurchase of common shares	(187,846)	(30,612)

Common shares outstanding, end of period	71,353,239	34,455,001

See accompanying notes to the consolidated financial statements.

Sierra Income Corporation

Consolidated Statements of Cash Flows

	For the six months ended June 30,
	2015	2014
	(unaudited)	(unaudited)
Cash flows from operating activities
NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS	$23,567,246	$11,682,877
ADJUSTMENT TO RECONCILE NET INCREASE/(DECREASE) IN NET ASSETS FROM OPERATIONS TO NET CASH USED IN OPERATING ACTIVITIES
Payment-in-kind interest income	(670,158)	(108,147)
Net amortization of premium on investments	(369,238)	4,497
Amortization of deferred financing costs	610,714	268,046
Net realized (gain)/loss on investments	333,229	(2,131,822)
Net change in unrealized (appreciation)/depreciation on investments	3,137,452	(572,778)
Net change in unrealized (appreciation)/depreciation on total return swap (Note 5)	(691,168)	(918,021)
Purchases, Originations, and Participations	(325,397,031)	(261,077,040)
Proceeds from sale of investments and principal repayments	68,736,720	72,357,407
(Increase)/decrease in operating assets:
Cash collateral on total return swap (Note 5)	(4,580,838)	(35,554,182)
Unsettled trades receivable	(261,095)	(5,158,750)
Due from affiliate	617,065	(2,535,791)
Interest receivable	(1,958,775)	(330,210)
Receivable due on total return swap (Note 5)	(1,300,408)	(947,502)
Prepaid expenses and other assets	(216,576)	(185,941)
Increase/(decrease) in operating liabilities:
Unsettled trades payable	(16,935,000)	5,881,250
Management fee payable	971,760	953,391
Accounts payable and accrued expenses	(85,454)	396,607
Incentive fee payable	2,122,394	439,577
Administrator fees payable	88,634	120,417
Interest payable	426,877	411,598
Due to affiliate	(1,367,769)	21,442
Deferred tax liability	284,849	—

NET CASH USED IN OPERATING ACTIVITIES	(252,936,570)	(216,983,075)

Cash flows from financing activities
Borrowings under revolving credit facility	234,000,000	80,000,000
Repayments of revolving credit facility	(150,000,000)	(36,000,000)
Proceeds from issuance of common stock, net of underwriting costs	143,906,427	159,934,090
Payment of cash dividends	(13,283,301)	(5,641,826)
Financing costs paid	(1,617,773)	(424,674)
Repurchase of common shares	(1,686,151)	(281,375)

NET CASH PROVIDED BY FINANCING ACTIVITIES	211,319,202	197,586,215

TOTAL DECREASE IN CASH	(41,617,368)	(19,396,860)
CASH AT BEGINNING OF PERIOD	65,749,154	34,939,948

CASH AT END OF PERIOD	$24,131,786	$15,543,088

Supplemental Information
Cash paid during the period for interest	$3,530,846	$258,102
Supplemental non-cash information
Payment-in-kind interest income	$670,158	$108,147
Amortization of deferred financing costs	$610,714	$156,628
Net amortization of premium on investments	$369,238	$4,497
Issuance of common shares in connection with distribution reinvestment plan	$12,091,162	$4,550,252

See accompanying notes to the consolidated financial statements.

Sierra Income Corporation

Consolidated Schedule of Investments

As of June 30, 2015

(unaudited)

Company(1)	Industry	Type of Investment	Maturity	Par Amount	Cost	Fair Value	% of Net Assets(2)
Non-controlled/non-affiliated investments — 136.3%
AAR Intermediate Holdings, LLC	Energy: Oil & Gas	Senior Secured First Lien Term Loans LIBOR + 12.000%, 1.000% Floor(3)(4)	3/30/2019	$11,246,956	$10,666,649	$10,393,983	1.6%
		Warrants to purchase 0.625% of outstanding company equity(4)(5)	3/30/2019	—	790,778	82,724	0.0%

				11,246,956	11,457,427	10,476,707
AESC Holding Corp., Inc.	Retail	Senior Secured Second Lien Term Loans LIBOR + 9.000%, 1.000% Floor(3)(4)	5/27/2019	7,000,000	7,000,000	7,070,000	1.1%

				7,000,000	7,000,000	7,070,000
ALG USA Holdings, Inc.	Hotel, Gaming & Leisure	Senior Secured Second Lien Term Loans LIBOR + 9.000%, 1.250% Floor(6)	2/28/2020	1,961,838	1,932,284	1,966,410	0.3%

				1,961,838	1,932,284	1,966,410
Alpha Media LLC	Media: Broadcasting & Subscription	Senior Secured First Lien Term Loans LIBOR + 6.500%, 1.000% Floor(3)(7)	4/30/2021	11,179,687	11,179,687	11,179,687	1.8%

				11,179,687	11,179,687	11,179,687
AM3 Pinnacle Corporation	Media: Broadcasting & Subscription	Senior Secured First Lien Term Loans 10.000%(4)	10/22/2018	6,930,526	6,930,526	6,166,721	1.0%

				6,930,526	6,930,526	6,166,721
American Beacon Advisors, Inc.(8)	Banking, Finance, Insurance & Real Estate	Senior Secured Second Lien Term Loans LIBOR + 8.750%, 1.000% Floor(6)	4/30/2023	6,000,000	5,881,906	5,953,921	0.9%

				6,000,000	5,881,906	5,953,921
American Pacific Corp.	Chemicals, Plastics & Rubber	Senior Secured First Lien Term Loans LIBOR + 6.000%, 1.000% Floor(6)	2/27/2019	7,900,000	7,854,144	7,959,250	1.2%

				7,900,000	7,854,144	7,959,250
Anaren, Inc.	Aerospace & Defense	Senior Secured Second Lien Term Loans LIBOR + 8.250%, 1.000% Floor(6)	8/18/2021	10,000,000	9,913,211	10,059,412	1.6%

				10,000,000	9,913,211	10,059,412
Aperture Group, LLC	Banking, Finance, Insurance & Real Estate	Senior Secured First Lien Term Loans LIBOR + 6.250%, 1.000% Floor(3)	8/29/2019	7,443,750	7,412,522	7,443,750	1.2%

				7,443,750	7,412,522	7,443,750

See accompanying notes to consolidated financial statements.

Company(1)	Industry	Type of Investment	Maturity	Par Amount	Cost	Fair Value	% of Net Assets(2)
Ascensus, Inc.	Banking, Finance, Insurance & Real Estate	Senior Secured Second Lien Term Loans LIBOR + 8.000%, 1.000% Floor(6)	12/2/2020	4,000,000	3,953,155	4,000,000	0.6%

				4,000,000	3,953,155	4,000,000
Associated Asphalt Partners, LLC	Chemicals, Plastics & Rubber	Senior Secured First Lien Notes 8.500%(9)	2/15/2018	1,778,000	1,787,731	1,737,995	0.3%

				1,778,000	1,787,731	1,737,995
Asurion Corp.(8)	Banking, Finance, Insurance & Real Estate	Senior Secured Second Lien Term Loans LIBOR + 7.500%, 1.000% Floor(6)(10)	3/3/2021	7,000,000	6,938,368	7,122,500	1.1%

				7,000,000	6,938,368	7,122,500
Atrium Innovations, Inc.(11)	Healthcare & Pharmaceuticals	Senior Secured Second Lien Term Loans LIBOR + 6.750%, 1.000% Floor(6)	8/13/2021	5,000,000	4,978,600	4,570,079	0.7%

				5,000,000	4,978,600	4,570,079
Backcountry.com, LLC	Retail	Senior Secured First Lien Term Loans LIBOR + 7.250%, 1.000% Floor(4)(6)	6/30/2020	35,138,889	35,138,889	35,138,889	5.5%

				35,138,889	35,138,889	35,138,889
Bennu Oil & Gas, LLC	Energy: Oil & Gas	Senior Secured Second Lien Term Loans LIBOR + 8.500%, 1.250% Floor, 2.500% PIK(6)	11/1/2018	5,507,122	5,503,163	4,479,849	0.7%

				5,507,122	5,503,163	4,479,849
Birch Communications, Inc.	Telecommunications	Senior Secured First Lien Term Loans LIBOR + 6.750%, 1.000% Floor(3)(4)	7/18/2020	14,572,917	14,323,940	14,037,200	2.2%

				14,572,917	14,323,940	14,037,200
Black Angus Steakhouses LLC	Hotel, Gaming & Leisure	Senior Secured First Lien Term Loans LIBOR + 9.000%, 1.000% Floor(4)(6)(7)	4/24/2020	20,407,366	20,407,366	20,407,366	3.2%

				20,407,366	20,407,366	20,407,366
Brundage-Bone Concrete Pumping, Inc.	Construction & Building	Senior Secured First Lien Notes 10.375%(9)	9/1/2021	7,500,000	7,633,326	7,792,741	1.2%

				7,500,000	7,633,326	7,792,741
Capstone Nutrition	Healthcare & Pharmaceuticals	Common Stock(4)(5)		—	300,000	446,946	0.1%
		Senior Secured First Lien Term Loans LIBOR + 9.500%, 1.000% Floor, 1.000% PIK(3)(4)	4/28/2019	15,025,427	15,025,427	15,125,549	2.4%

				15,025,427	15,325,427	15,572,495
Charming Charlie, Inc.	Retail	Senior Secured First Lien Term Loans LIBOR + 8.000%, 1.000% Floor(6)	12/24/2019	8,900,177	8,917,211	8,855,677	1.4%

				8,900,177	8,917,211	8,855,677

See accompanying notes to consolidated financial statements.

Company(1)	Industry	Type of Investment	Maturity	Par Amount	Cost	Fair Value	% of Net Assets(2)
Collective Brands Finance, Inc.(8)	Retail	Senior Secured Second Lien Term Loans LIBOR + 7.500%, 1.000% Floor(6)	3/11/2022	6,000,000	6,017,709	5,400,000	0.8%

				6,000,000	6,017,709	5,400,000
ContMid Intermediate, Inc.	Automotive	Senior Secured Second Lien Term Loans LIBOR + 9.000%, 1.000% Floor(3)(4)	10/25/2019	14,317,924	14,317,924	14,262,505	2.2%

				14,317,924	14,317,924	14,262,505
ConvergeOne Holdings Corp.	Telecommunications	Senior Secured Second Lien Term Loans LIBOR + 8.000%, 1.000% Floor(3)(4)	6/17/2021	12,500,000	12,388,299	12,305,848	1.9%

				12,500,000	12,388,299	12,305,848
Cornerstone Chemical Company	Chemicals, Plastics & Rubber	Senior Secured First Lien Notes 9.375%(9)(10)	3/15/2018	2,500,000	2,575,556	2,631,250	0.4%

				2,500,000	2,575,556	2,631,250
CP OpCo, LLC	Services: Consumer	Senior Secured First Lien Term Loans LIBOR + 6.750%, 1.000% Floor(4)(6)	9/30/2020	8,000,000	8,000,000	7,949,167	1.2%

				8,000,000	8,000,000	7,949,167
CRGT, Inc.	High Tech Industries	Senior Secured First Lien Term Loans LIBOR + 6.500%, 1.000% Floor(4)(6)	12/19/2020	9,875,000	9,875,000	9,822,322	1.5%

				9,875,000	9,875,000	9,822,322
DHISCO Electronic Distribution, Inc.	Hotel, Gaming & Leisure	Senior Secured First Lien Term Loans LIBOR + 9.000% PIK, 1.500% Floor(3)(4)	2/10/2018	3,788,316	3,788,316	3,769,406	0.6%
		Senior Secured First Lien Term Loans LIBOR + 9.000%, 1.500% Floor(3)(4)(7)	11/10/2019	19,523,810	19,523,810	19,411,360	3.0%
		Warrants to purchase 4.2% of the outstanding equity(4)(5)	2/10/2018	—	769,231	1,199,609	0.2%

				23,312,126	24,081,357	24,380,375
Drew Marine Partners, LP	Transportation: Cargo	Senior Secured Second Lien Term Loans LIBOR + 7.000%, 1.000% Floor(6)	5/19/2021	10,000,000	10,072,816	10,015,426	1.6%

				10,000,000	10,072,816	10,015,426
Dynamic Energy Services International LLC	Energy: Oil & Gas	Senior Secured First Lien Term Loans LIBOR + 8.500%, 1.000% Floor(3)(4)	3/6/2018	9,375,000	9,375,000	9,282,938	1.5%

				9,375,000	9,375,000	9,282,938
EarthLink, Inc.(11)	Telecommunications	Senior Secured First Lien Notes 7.375%(9)(10)	6/1/2020	2,450,000	2,439,983	2,557,188	0.4%

				2,450,000	2,439,983	2,557,188

See accompanying notes to consolidated financial statements.

Company(1)	Industry	Type of Investment	Maturity	Par Amount	Cost	Fair Value	% of Net Assets(2)
FKI Security Group LLC	Capital Equipment	Senior Secured First Lien Term Loans LIBOR + 8.500%, 1.000% Floor(3)(4)	3/30/2020	15,000,000	15,000,000	15,056,508	2.4%

				15,000,000	15,000,000	15,056,508
Flexera Software, LLC(8)	High Tech Industries	Senior Secured Second Lien Term Loans LIBOR + 7.000%, 1.000% Floor(6)	4/2/2021	5,000,000	5,017,383	4,852,006	0.8%

				5,000,000	5,017,383	4,852,006
Gastar Exploration USA, Inc.(11)	Energy: Oil & Gas	Senior Secured First Lien Notes 8.625%(9)(10)	5/15/2018	5,400,000	5,411,817	5,049,000	0.8%

				5,400,000	5,411,817	5,049,000
Genex Holdings, Inc.(8)	Banking, Finance, Insurance & Real Estate	Senior Secured Second Lien Term Loans LIBOR + 7.750%, 1.000% Floor(6)	5/30/2022	9,500,000	9,530,197	9,316,527	1.5%

				9,500,000	9,530,197	9,316,527
GK Holdings, Inc.	Services: Business	Senior Secured Second Lien Term Loans LIBOR + 9.500%, 1.000% Floor(3)	1/20/2022	10,000,000	10,000,000	10,109,810	1.6%

				10,000,000	10,000,000	10,109,810
Green Field Energy Services, Inc.	Energy: Oil & Gas	Senior Secured First Lien Notes 13.000%(4)(9)(12)	11/15/2016	766,616	755,025	237,651	0.0%
		Warrants/Equity(4)(5)		—	29,000	—	0.0%

				766,616	784,025	237,651
GTCR Valor Companies, Inc.	High Tech Industries	Senior Secured First Lien Term Loans LIBOR + 5.000%, 1.000% Floor(6)	5/30/2021	7,928,637	7,857,773	7,908,815	1.2%
		Senior Secured Second Lien Term Loans LIBOR + 8.500%, 1.000% Floor(6)	11/30/2021	4,000,000	3,963,809	3,916,402	0.6%

				11,928,637	11,821,582	11,825,217
H.D. Vest, Inc.	Banking, Finance, Insurance & Real Estate	Senior Secured Second Lien Term Loans LIBOR + 8.000%, 1.250% Floor(3)	3/17/2021	16,500,000	16,500,000	16,647,713	2.6%

				16,500,000	16,500,000	16,647,713
HBC Holdings, LLC	Wholesale	Senior Secured First Lien Term Loans LIBOR + 5.750%, 1.000% Floor(4)(6)	3/30/2020	14,887,500	14,887,500	14,670,757	2.3%

				14,887,500	14,887,500	14,670,757
Heligear Acquisition Co.	Aerospace & Defense	Senior Secured First Lien Notes 10.250%(4)(9)	10/15/2019	15,000,000	15,000,000	15,019,546	2.3%

				15,000,000	15,000,000	15,019,546

See accompanying notes to consolidated financial statements.

Company(1)	Industry	Type of Investment	Maturity	Par Amount	Cost	Fair Value	% of Net Assets(2)
Hill International, Inc.(11)	Construction & Building	Senior Secured First Lien Term Loans LIBOR + 6.750%, 1.000% Floor(4)(6)	9/26/2020	16,872,500	16,872,500	16,959,923	2.7%

				16,872,500	16,872,500	16,959,923
Holland Acquisition Corp.	Energy: Oil & Gas	Senior Secured First Lien Term Loans LIBOR + 9.000%, 1.000% Floor(6)	5/29/2018	4,832,381	4,766,064	4,512,247	0.7%

				4,832,381	4,766,064	4,512,247
Ignite Restaurant Group, Inc.	Hotel, Gaming & Leisure	Senior Secured First Lien Term Loans LIBOR + 7.000%, 1.000% Floor(6)	2/13/2019	11,910,000	11,759,928	11,909,372	1.9%

				11,910,000	11,759,928	11,909,372
Interface Security Systems, Inc.	Services: Consumer	Senior Secured First Lien Notes 9.250%(9)(10)	1/15/2018	3,417,000	3,456,849	3,434,085	0.5%

				3,417,000	3,456,849	3,434,085
Invision Diversified, LLC	Services: Business	Senior Secured First Lien Term Loans LIBOR + 9.000%, 1.000% Floor(4)(6)	6/30/2020	28,571,429	28,571,429	28,571,429	4.5%

				28,571,429	28,571,429	28,571,429
IPS Corporation	Wholesale	Senior Secured First Lien Term Loans LIBOR + 6.250%, 1.000% Floor(6)	2/5/2021	14,962,500	14,962,500	14,962,500	2.3%

				14,962,500	14,962,500	14,962,500
IronGate Energy Services, LLC	Energy: Oil & Gas	Senior Secured First Lien Notes 11.000%(9)(10)	7/1/2018	3,000,000	2,962,783	2,103,750	0.3%

				3,000,000	2,962,783	2,103,750
Isola USA Corp.(8)	High Tech Industries	Senior Secured First Lien Term Loans LIBOR + 8.250%, 1.000% Floor(6)	11/29/2018	5,799,214	5,907,262	5,814,396	0.9%

				5,799,214	5,907,262	5,814,396
JAC Holding Corp.	Automotive	Senior Secured First Lien Notes 11.500%(4)(9)	10/1/2019	12,000,000	12,000,000	12,321,694	1.9%

				12,000,000	12,000,000	12,321,694
Jordan Reses Supply Company, LLC	Healthcare & Pharmaceuticals	Senior Secured Second Lien Term Loans LIBOR + 11.000%, 1.000% Floor(3)(4)	4/24/2020	5,000,000	5,000,000	5,091,186	0.8%

				5,000,000	5,000,000	5,091,186
Kik Custom Products, Inc.	Consumer Goods: Non-durable	Senior Secured Second Lien Term Loans LIBOR + 8.250%, 1.250% Floor(13)	10/29/2019	5,000,000	4,992,099	5,050,000	0.8%

				5,000,000	4,992,099	5,050,000

See accompanying notes to consolidated financial statements.

Company(1)	Industry	Type of Investment	Maturity	Par Amount	Cost	Fair Value	% of Net Assets(2)
Liquidnet Holdings, Inc.	Banking, Finance, Insurance & Real Estate	Senior Secured First Lien Term Loans LIBOR + 6.750%, 1.000% Floor(6)	5/22/2019	6,650,000	6,568,513	6,450,500	1.0%

				6,650,000	6,568,513	6,450,500
Livingston International, Inc.(8)(11)	Transportation: Cargo	Senior Secured Second Lien Term Loans LIBOR + 7.750%, 1.250% Floor(6)	4/18/2020	2,658,504	2,654,558	2,555,258	0.4%

				2,658,504	2,654,558	2,555,258
LTCG Holdings Corp.	Banking, Finance, Insurance & Real Estate	Senior Secured First Lien Term Loans LIBOR + 5.000%, 1.000% Floor(6)	6/6/2020	2,838,571	2,826,755	2,725,799	0.4%

				2,838,571	2,826,755	2,725,799
Miller Heiman, Inc.	Services: Business	Senior Secured First Lien Term Loans LIBOR + 5.750%, 1.000% Floor(6)	9/30/2019	24,531,250	24,531,250	24,194,371	3.8%

				24,531,250	24,531,250	24,194,371
Nathan’s Famous, Inc.	Beverage & Food	Senior Secured First Lien Notes 10.000%	3/15/2020	7,000,000	7,000,000	7,551,250	1.2%

				7,000,000	7,000,000	7,551,250
Nation Safe Drivers Holdings, Inc.	Banking, Finance, Insurance & Real Estate	Senior Secured Second Lien Term Loans LIBOR + 8.000%, 2.000% Floor(4)(6)	9/29/2020	20,676,479	20,676,479	20,657,426	3.2%

				20,676,479	20,676,479	20,657,426
New Media Holdings II, LLC	Media: Advertising, Printing & Publishing	Senior Secured First Lien Term Loans LIBOR + 6.250%, 1.000% Floor(6)	6/4/2020	24,320,106	24,300,286	24,198,505	3.8%

				24,320,106	24,300,286	24,198,505
Newpage Corp.	Media: Advertising, Printing & Publishing	Senior Secured First Lien Term Loans LIBOR + 8.250%, 1.250% Floor(6)	2/11/2021	9,792,917	9,683,151	7,846,575	1.2%

				9,792,917	9,683,151	7,846,575
Northern Lights MIDCO, LLC	Banking, Finance, Insurance & Real Estate	Senior Secured First Lien Term Loans LIBOR + 9.500%, 1.500% Floor(3)(4)	11/21/2019	4,582,500	4,582,500	4,660,015	0.7%

				4,582,500	4,582,500	4,660,015
Omnitracs, Inc.	High Tech Industries	Senior Secured Second Lien Term Loans LIBOR + 7.750%, 1.000% Floor(6)	5/25/2021	7,000,000	7,013,689	6,996,011	1.1%

				7,000,000	7,013,689	6,996,011
Oxford Mining Company, LLC	Metals & Mining	Senior Secured First Lien Term Loans LIBOR + 8.500%, 0.750% Floor, 3.000% PIK(4)(6)(7)	12/31/2018	11,920,264	11,920,264	11,825,800	1.8%

				11,920,264	11,920,264	11,825,800

See accompanying notes to consolidated financial statements.

Company(1)	Industry	Type of Investment	Maturity	Par Amount	Cost	Fair Value	% of Net Assets(2)
Physiotherapy Corporation	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loans LIBOR + 4.750%, 1.000% Floor(6)	6/4/2021	12,500,000	12,500,000	12,500,000	2.0%

				12,500,000	12,500,000	12,500,000
Reddy Ice Corporation	Beverage & Food	Senior Secured Second Lien Term Loans LIBOR + 9.500%, 1.250% Floor(3)(4)	10/1/2019	2,000,000	2,000,000	1,870,056	0.3%

				2,000,000	2,000,000	1,870,056
Research Now Group, Inc.	Services: Business	Senior Secured Second Lien Term Loans LIBOR + 8.750%, 1.000% Floor(6)	3/18/2022	15,000,000	15,000,000	15,184,197	2.4%

				15,000,000	15,000,000	15,184,197
Response Team Holdings, LLC	Construction & Building	Preferred Equity 12%(4)(5)	3/28/2019	3,234,646	2,977,239	3,200,793	0.5%
		Warrants to purchase 3.70% of the outstanding common units(4)(5)		—	257,407	1,030,186	0.2%
		Senior Secured First Lien Term Loans LIBOR + 8.500%, 2.000% Floor, 1.000% PIK(3)(4)	3/28/2019	15,283,619	15,283,619	15,495,464	2.4%

				18,518,265	18,518,265	19,726,443
School Specialty, Inc.	Wholesale	Senior Secured First Lien Term Loans LIBOR + 8.500%, 1.000% Floor(6)	6/11/2019	10,850,947	10,780,780	10,809,840	1.7%

				10,850,947	10,780,780	10,809,840
Sizzling Platter, LLC	Hotel, Gaming & Leisure	Senior Secured First Lien Term Loans LIBOR + 7.500%, 1.000% Floor(6)	4/28/2019	15,000,000	15,000,000	15,135,707	2.4%

				15,000,000	15,000,000	15,135,707
Software Paradigms International Group, LLC	High Tech Industries	Senior Secured First Lien Term Loans LIBOR + 8.000%, 1.000% Floor(4)(6)(7)	5/22/2020	24,009,126	24,009,126	24,009,126	3.8%

				24,009,126	24,009,126	24,009,126
Southwest Dealer Services, Inc.	Automotive	Senior Secured First Lien Term Loans LIBOR + 6.000%, 1.000% Floor(3)(4)	3/16/2020	6,912,500	6,912,500	6,912,500	1.1%

				6,912,500	6,912,500	6,912,500
Survey Sampling International, LLC	Services: Business	Senior Secured Second Lien Term Loans LIBOR + 9.000%, 1.000% Floor(6)	12/16/2021	24,000,000	24,000,000	23,986,378	3.8%

				24,000,000	24,000,000	23,986,378
Techniplas LLC	Automotive	Senior Secured First Lien Notes 10.000%(9)	5/1/2020	6,000,000	6,000,000	6,037,500	0.9%

				6,000,000	6,000,000	6,037,500

See accompanying notes to consolidated financial statements.

Company(1)	Industry	Type of Investment	Maturity	Par Amount	Cost	Fair Value	% of Net Assets(2)
Tempel Steel Company	Metals & Mining	Senior Secured First Lien Notes 12.000%(4)(9)(10)	8/15/2016	1,115,000	1,110,535	1,057,856	0.2%

				1,115,000	1,110,535	1,057,856
The Garretson Resolution Group, Inc.	Services: Business	Senior Secured First Lien Term Loans LIBOR + 6.500%, 1.000% Floor(6)	5/22/2021	15,000,000	14,925,913	15,000,000	2.3%

				15,000,000	14,925,913	15,000,000
Touchtunes Interactive Networks, Inc.	Media: Diversified & Production	Senior Secured Second Lien Term Loans LIBOR + 8.250%, 1.000% Floor(6)	5/29/2022	7,500,000	7,500,000	7,500,000	1.2%

				7,500,000	7,500,000	7,500,000
TravelCLICK, Inc.(8)	Hotel, Gaming & Leisure	Senior Secured Second Lien Term Loans LIBOR + 7.750%, 1.000% Floor(6)	11/6/2021	6,000,000	5,919,581	5,985,761	0.9%

				6,000,000	5,919,581	5,985,761
True Religion Apparel, Inc.	Retail	Senior Secured Second Lien Term Loans LIBOR + 10.000%, 1.000% Floor(13)	1/30/2020	4,000,000	3,864,290	1,981,281	0.3%

				4,000,000	3,864,290	1,981,281
U.S. Auto Sales Inc.	Banking, Finance, Insurance & Real Estate	Senior Secured Second Lien Term Loans LIBOR + 10.500%, 1.000% Floor(3)(4)	6/8/2020	5,500,000	5,500,000	5,500,000	0.9%

				5,500,000	5,500,000	5,500,000
U.S. Well Services, LLC	Energy: Oil & Gas	Warrants/Equity(5)	2/21/2019	—	173	227,107	0.0%

				—	173	227,107
Valence Surface Technologies, Inc.	Aerospace & Defense	Senior Secured First Lien Term Loans LIBOR + 5.500%, 1.000% Floor(3)	6/13/2019	9,743,616	9,685,470	9,646,179	1.5%

				9,743,616	9,685,470	9,646,179
Velocity Pooling Vehicle, LLC	Automotive	Senior Secured Second Lien Term Loans LIBOR + 7.250%, 1.000% Floor(3)(4)	5/14/2022	20,625,000	18,074,005	17,761,031	2.8%

				20,625,000	18,074,005	17,761,031
Vestcom International, Inc.	Services: Business	Senior Secured Second Lien Term Loans LIBOR + 7.750%, 1.000% Floor(13)	9/30/2022	5,000,000	5,000,000	5,007,471	0.8%

				5,000,000	5,000,000	5,007,471
Watermill-QMC Midco, Inc.	Automotive	Senior Secured First Lien Term Loans 12.000%, 1.000% PIK(4)(7)	6/30/2020	26,995,240	26,995,240	26,995,240	4.2%
		Equity(4)(5)		514,195	514,195	514,195	0.1%

				27,509,435	27,509,435	27,509,435

See accompanying notes to consolidated financial statements.

Company(1)	Industry	Type of Investment	Maturity	Par Amount	Cost	Fair Value	% of Net Assets(2)
YP LLC(8)	Media: Advertising, Printing & Publishing	Senior Secured First Lien Term Loans LIBOR + 6.750%, 1.250% Floor(6)	6/4/2018	4,043,478	4,077,406	4,046,756	0.6%

				4,043,478	4,077,406	4,046,756
Z Gallerie, LLC	Retail	Senior Secured First Lien Term Loans LIBOR + 6.500%, 1.000% Floor(13)	10/8/2020	9,975,000	9,873,626	9,975,000	1.6%

				9,975,000	9,873,626	9,975,000

Total non-controlled/non-affiliated investments					$878,334,995	$871,144,119	136.3%

Money market fund — 0.9%
Federated Prime Obligations Fund		0.01%		5,683,213	$5,683,213	$5,683,213	0.9%

Total money market fund					$5,683,213	$5,683,213	0.9%

Derivative Instrument — Long Exposure					Notional Amount	Unrealized Appreciation (Depreciation)
Total return swap with Citibank, N.A. (Note 5)		Total Return Swap			$236,785,234	$(6,960,429)

					$236,785,234	$(6,960,429)

(1)	All of the Company’s investments are domiciled in the United States except for Atrium Innovations, Inc. and Livingston International, Inc. which are domiciled in Canada.
(2)	Percentage is based on net assets of $639,024,134 as of June 30, 2015.
(3)

The interest rate on these loans is subject to a base rate plus 1M LIBOR, which at June 30, 2015 was 0.19%. As the interest rate is subject to a minimum LIBOR floor which was greater than the 1M LIBOR rate at June 30, 2015, the prevailing rate in effect at June 30, 2015 was the base rate plus the LIBOR floor.

(4)	An affiliated fund that is managed by an affiliate of SIC Advisors LLC also holds an investment in this security.
(5)	Security is non-income producing.
(6)

The interest rate on these loans is subject to a base rate plus 3M LIBOR, which at June 30, 2015 was 0.28%. As the interest rate is subject to a minimum LIBOR floor which was greater than the 3M LIBOR rate at June 30, 2015, the prevailing rate in effect at June 30, 2015 was the base rate plus the LIBOR floor.

(7)	The investment has an unfunded commitment as of June 30, 2015. For further details see Note 11. Fair value includes an analysis of the unfunded commitment.
(8)

Security is also held in the underlying portfolio of the total return swap with Citibank, N.A. (see Note 5). The Company’s total exposure to American Beacon Advisors, Inc., Asurion Corp., Collective Brands Finance, Inc., Flexera Software, LLC, Genex Holdings, Inc., Isola USA Corp., Livingston International, Inc., TravelCLICK, Inc., and YP LLC is $6,946,801 or 1.1%, $16,942,773 or 2.6%, $11,317,725 or 1.8%, $7,118,881 or 1.1%, $11,291,602 or 1.8%, $9,631,271 or 1.5%, $4,524,701 or 0.7%, $20,727,206 or 3.2%, $8,120,560 or 1.3%, respectively, of Net Assets as of June 30, 2015.

(9)

Securities are exempt from registration under Rule 144A of the Securities Act of 1933. These securities represent a fair value of $59,980,256 and 9.4% of net assets as of June 30, 2015 and are considered restricted.

(10)	Represents securities in Level 2 in the ASC 820 table (see Note 4).
(11)	The investment is not a qualifying asset under Section 55 of the Investment Company Act of 1940, as amended. Non-qualifying assets represent 5.0% of the Company’s portfolio at fair value.
(12)	The investment was on non-accrual status as of June 30, 2015.
(13)

The interest rate on these loans is subject to a base rate plus 6M LIBOR, which at June 30, 2015 was 0.44%. As the interest rate is subject to a minimum LIBOR floor which was greater than the 6M LIBOR rate at June 30, 2015, the prevailing rate in effect at June 30, 2015 was the base rate plus the LIBOR floor.

1M	1 Month
3M	3 Month
6M	6 Month

See accompanying notes to consolidated financial statements.

Sierra Income Corporation

Consolidated Schedule of Investments

As of December 31, 2014

Company(1)	Industry(14)	Type of Investment	Maturity	Par Amount	Cost	Fair Value	% of Net Assets(2)
Non-controlled/non-affiliated investments — 126.8%
AAR Intermediate Holdings, LLC	Energy: Oil & Gas	Senior Secured First Lien Term Loans
		LIBOR + 12.000%, 1.000% Floor(3)(4)	6/30/2015	$1,006,234	$1,006,234	$997,872	0.2%
		Senior Secured First Lien Term Loans LIBOR + 12.000%, 1.000% Floor(3)(4)	3/30/2019	11,697,470	10,938,261	10,703,771	2.2%

		Warrants to purchase 1.98% of outstanding company equity(4)(5)	3/30/2019	—	790,778	598,870	0.1%

				12,703,704	12,735,273	12,300,513
ALG USA Holdings, Inc.	Hotel, Gaming & Leisure	Senior Secured Second Lien Term Loans

		LIBOR + 9.000%, 1.250% Floor(6)	2/28/2020	2,000,000	1,967,491	2,011,269	0.4%

				2,000,000	1,967,491	2,011,269
Allen Edmonds Corp.	Retail	Senior Secured Second Lien Term Loans
		LIBOR + 9.000%, 1.000% Floor(3)(4)	5/27/2019	7,000,000	7,000,000	7,070,000	1.5%

				7,000,000	7,000,000	7,070,000
AM3 Pinnacle Corporation	Media: Broadcasting & Subscription	Senior Secured First Lien Term Loans
		10.000%(4)(7)	10/22/2018	6,533,857	6,533,857	6,533,857	1.3%

				6,533,857	6,533,857	6,533,857
American Pacific Corp.	Chemicals, Plastics & Rubber	Senior Secured First Lien Term Loans
		LIBOR + 6.000%, 1.000% Floor(6)	2/27/2019	7,940,000	7,888,650	8,056,333	1.7%

				7,940,000	7,888,650	8,056,333
Anaren, Inc.	Aerospace & Defense	Senior Secured Second Lien Term Loans LIBOR + 8.250%, 1.000% Floor(6)	8/18/2021	10,000,000	9,908,218	9,935,749	2.0%

				10,000,000	9,908,218	9,935,749
Ascensus, Inc.	Banking, Finance, Insurance & Real Estate	Senior Secured Second Lien Term Loans LIBOR + 8.000%, 1.000% Floor(6)	12/2/2020	4,000,000	3,948,926	4,000,000	0.8%

				4,000,000	3,948,926	4,000,000
Associated Asphalt Partners, LLC	Chemicals, Plastics & Rubber	Senior Secured First
		Lien Notes 8.500%(8)	2/15/2018	2,000,000	2,013,443	1,993,534	0.4%

				2,000,000	2,013,443	1,993,534
Asurion Corp.(9)	Banking, Finance, Insurance & Real Estate	Senior Secured Second Lien Term Loans LIBOR + 7.500%, 1.000% Floor(6)	3/3/2021	7,000,000	6,935,000	7,000,000	1.4%

				7,000,000	6,935,000	7,000,000

Company(1)	Industry	Type of Investment	Maturity	Par Amount	Cost	Fair Value	% of Net Assets(2)
Atrium Innovations, Inc.(10)	Healthcare & Pharmaceuticals	Senior Secured Second Lien Term Loans
		LIBOR + 6.750%, 1.000% Floor(6)	8/13/2021	5,000,000	4,977,296	4,743,856	1.0%

				5,000,000	4,977,296	4,743,856
Bennu Oil & Gas, LLC	Energy: Oil & Gas	Senior Secured Second Lien Term Loans
		LIBOR + 7.500%, 1.250% Floor(6)	11/1/2018	5,525,389	5,520,837	4,570,180	0.9%

				5,525,389	5,520,837	4,570,180
Birch Communications, Inc.	Telecommunications	Senior Secured First Lien Term Loans
		LIBOR + 6.750%, 1.000% Floor(3)(4)	7/18/2020	14,572,917	14,300,451	14,042,615	2.9%

				14,572,917	14,300,451	14,042,615
Brundage-Bone Concrete Pumping, Inc.	Construction & Building	Senior Secured First
		Lien Notes 10.375%(8)	9/1/2021	7,500,000	7,641,129	7,600,484	1.6%

				7,500,000	7,641,129	7,600,484
Charming Charlie, Inc.	Retail	Senior Secured First Lien Term Loans
		LIBOR + 8.000%, 1.000% Floor(6)	12/24/2019	8,945,242	8,963,787	9,034,694	1.9%

				8,945,242	8,963,787	9,034,694
Collective Brands Finance, Inc.(9)(10)	Retail	Senior Secured Second Lien Term Loans LIBOR + 7.500%, 1.000% Floor(6)	3/11/2022	6,000,000	6,018,670	5,669,782	1.2%

				6,000,000	6,018,670	5,669,782
Contmid, Inc.	Automotive	Senior Secured Second Lien Term Loans LIBOR + 9.000%, 1.000% Floor(3)(4)	10/25/2019	14,317,924	14,317,924	14,317,924	2.9%

				14,317,924	14,317,924	14,317,924
ConvergeOne Holdings Corporation	Telecommunications	Senior Secured Second Lien Term Loans
		LIBOR + 8.000%, 1.000% Floor(3)(4)	6/17/2021	12,500,000	12,381,463	12,312,750	2.5%

				12,500,000	12,381,463	12,312,750
Cornerstone Chemical Company	Chemicals, Plastics & Rubber	Senior Secured First
		Lien Notes(8)(11)	3/15/2018	2,500,000	2,587,841	2,550,000	0.5%

				2,500,000	2,587,841	2,550,000
CP Opco, LLC	Services: Consumer	Senior Secured First Lien Term Loans LIBOR + 6.750%, 1.000% Floor(4)(6)	9/30/2020	8,000,000	8,000,000	8,000,000	1.6%

				8,000,000	8,000,000	8,000,000
CRGT, Inc.	High Tech Industries	Senior Secured First Lien Term Loans LIBOR + 6.500%, 1.000% Floor(4)(6)	12/19/2020	10,000,000	10,000,000	10,000,000	2.1%

				10,000,000	10,000,000	10,000,000
Deltek, Inc.	High Tech Industries	Senior Secured Second Lien Term Loans LIBOR + 8.750%, 1.250% Floor(6)	10/10/2019	3,000,000	2,981,523	3,060,000	0.6%

				3,000,000	2,981,523	3,060,000

Company(1)	Industry	Type of Investment	Maturity	Par Amount	Cost	Fair Value	% of Net Assets(2)
Drew Marine Partners LP	Transportation: Cargo	Senior Secured Second Lien Term Loans
		LIBOR + 7.000%, 1.000% Floor(6)	5/19/2021	10,000,000	10,078,927	10,033,409	2.1%

				10,000,000	10,078,927	10,033,409
Dynamic Energy Services International, LLC	Energy: Oil & Gas	Senior Secured First Lien Term Loans
		LIBOR + 8.500%, 1.000% Floor(3)(4)	3/6/2018	9,625,000	9,625,000	9,338,439	1.9%

				9,625,000	9,625,000	9,338,439
EarthLink, Inc.(10)	Telecommunications	Senior Secured First
		Lien Notes 7.375%(8)(11)	6/1/2020	2,450,000	2,439,171	2,462,250	0.5%

				2,450,000	2,439,171	2,462,250
Encompass Digital Media, Inc.(9)	Telecommunications	Senior Secured Second Lien Term Loans
		LIBOR + 7.750%, 1.000% Floor(6)	6/6/2022	1,500,000	1,486,019	1,500,568	0.3%

				1,500,000	1,486,019	1,500,568
F.H.G. Corp.	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loans
		LIBOR + 9.500%, 1.000% Floor(3)(4)	4/28/2019	15,000,000	15,000,000	14,880,354	3.1%

				15,000,000	15,000,000	14,880,354
F.H.G. Corp. Cornerstone Research	Healthcare & Pharmaceuticals	Common Stock(4)(5)
				—	300,000	63,169	0.0%

				—	300,000	63,169
Flexera Software, Inc.(9)	High Tech Industries	Senior Secured Second Lien Term Loans
		LIBOR + 7.000%, 1.000% Floor(6)	4/2/2021	5,000,000	5,018,504	4,852,592	1.0%

				5,000,000	5,018,504	4,852,592
Gastar Exploration USA, Inc.(10)	Energy: Oil & Gas	Senior Secured First
		Lien Notes 8.625%(8)(11)	5/15/2018	5,400,000	5,413,659	4,731,750	1.0%

				5,400,000	5,413,659	4,731,750
Genex Services, Inc.(9)	Banking, Finance, Insurance & Real	Senior Secured Second Lien Term Loans
	Estate	LIBOR + 7.750%, 1.000% Floor(6)	5/30/2022	9,500,000	9,531,763	9,299,753	1.9%

				9,500,000	9,531,763	9,299,753
Green Field Energy Services, Inc.	Energy: Oil & Gas	Senior Secured First Lien Notes 13.000%(4)(8)(12)	11/15/2016	766,616	755,260	237,651	0.1%

		Warrants/Equity(4)(5)	11/15/2021	—	29,000	—	0.0%

				766,616	784,260	237,651
GTCR Valor Companies, Inc.	High Tech Industries	Senior Secured First Lien Term Loans
		LIBOR + 5.000%, 1.000% Floor(6)	5/30/2021	7,968,616	7,892,569	7,788,079	1.6%

Company(1)	Industry	Type of Investment	Maturity	Par Amount	Cost	Fair Value	% of Net Assets(2)
		Senior Secured Second Lien Term Loans LIBOR + 8.500%, 1.000% Floor(6)	11/30/2021	4,000,000	3,961,852	3,914,693	0.8%

				11,968,616	11,854,421	11,702,772
HBC Holdings, LLC	Wholesale	Senior Secured First Lien Term Loans
		LIBOR + 5.750%, 1.000% Floor(4)(6)	3/30/2020	14,962,500	14,962,500	14,962,500	3.1%

				14,962,500	14,962,500	14,962,500
Hill International, Inc.	Construction & Building	Senior Secured First Lien Term Loans
		LIBOR + 6.750%, 1.000% Floor(4)(6)	9/25/2020	16,957,500	16,957,500	16,957,457	3.5%

				16,957,500	16,957,500	16,957,457
Holland Acquisition Corp.	Energy: Oil & Gas	Senior Secured First Lien Term Loans
		LIBOR + 9.000%, 1.000% Floor(6)	5/29/2018	5,000,000	4,921,900	4,599,148	0.9%

				5,000,000	4,921,900	4,599,148
Ignite Restaurant Group, Inc.	Hotel, Gaming & Leisure	Senior Secured First Lien Term Loans
		LIBOR + 7.000%, 1.000% Floor(6)	2/13/2019	11,970,000	11,799,221	11,970,000	2.5%

				11,970,000	11,799,221	11,970,000
Integra Telecom, Inc.	Telecommunications	Senior Secured Second Lien Term Loans
		LIBOR + 8.500%, 1.250% Floor(3)(4)	2/22/2020	735,455	733,682	728,204	0.2%

				735,455	733,682	728,204
Interface Security Systems, Inc.	Services: Consumer	Senior Secured First Lien Notes 9.250%(4)(8)	1/15/2018	3,417,000	3,463,712	3,484,637	0.7%

				3,417,000	3,463,712	3,484,637
IronGate Energy Services, LLC	Energy: Oil & Gas	Senior Secured First Lien Notes 11.000%(8)	7/1/2018	3,000,000	2,957,768	2,588,307	0.5%

				3,000,000	2,957,768	2,588,307
Isola USA(9)	High Tech Industries	Senior Secured First
		Lien Term Loans LIBOR + 8.250%, 1.000% Floor(6)	11/29/2018	5,874,528	5,999,752	5,931,034	1.2%

				5,874,528	5,999,752	5,931,034
JAC Holdings Corp.	Automotive	Senior Secured First Lien Notes 11.500%(4)(8)	10/1/2019	12,000,000	12,000,000	12,000,000	2.5%

				12,000,000	12,000,000	12,000,000
Jordan Reses Supply Company LLC	Healthcare & Pharmaceuticals	Senior Secured Second Lien Term Loans
		LIBOR + 11.000%, 1.000% Floor(3)(4)	4/24/2020	5,000,000	5,000,000	5,000,000	1.0%

				5,000,000	5,000,000	5,000,000
Kik Custom Products, Inc.	Consumer goods: Non-durable	Senior Secured Second Lien Term Loans
		LIBOR + 8.250%, 1.250% Floor(13)	10/29/2019	5,000,000	4,991,433	5,006,500	1.0%

				5,000,000	4,991,433	5,006,500
Linc Energy Finance (USA), Inc.	Energy: Oil & Gas	Senior Secured Second
		Lien Notes 12.500%(4)(8)	10/31/2017	500,000	498,615	504,137	0.1%

Company(1)	Industry	Type of Investment	Maturity	Par Amount	Cost	Fair Value	% of Net Assets(2)
		Senior Secured Second Lien Notes 12.500%(4)	10/31/2017	500,000	487,623	504,137	0.1%

				1,000,000	986,238	1,008,274
Liquidnet Holdings, Inc.	Banking, Finance, Insurance & Real Estate	Senior Secured First Lien Term Loans
		LIBOR + 6.750%, 1.000% Floor(6)	5/22/2019	6,825,000	6,732,689	6,564,518	1.4%

				6,825,000	6,732,689	6,564,518
Livingston International, Inc.(9)(10)	Transportation: Cargo	Senior Secured Second Lien Term Loans
		LIBOR + 7.750%, 1.250% Floor(6)	4/18/2020	2,658,504	2,654,268	2,555,694	0.5%

				2,658,504	2,654,268	2,555,694
LTCG Holdings Corp.	Banking, Finance, Insurance & Real Estate	Senior Secured Second Lien Term Loans
		LIBOR + 5.000%, 1.000% Floor(6)	6/6/2020	3,900,000	3,882,146	3,912,136	0.8%

				3,900,000	3,882,146	3,912,136
Miller Heiman, Inc.	Services: Business	Senior Secured First Lien Term Loans LIBOR + 5.750%, 1.000% Floor(6)	9/30/2019	24,687,500	24,687,500	24,687,500	5.1%

				24,687,500	24,687,500	24,687,500
Nation Safe Drivers Holdings, Inc.	Banking, Finance, Insurance & Real Estate	Senior Secured Second Lien Term Loans
		LIBOR + 8.000%, 2.000% Floor(4)(6)(7)	9/29/2020	18,236,058	18,236,058	18,236,058	3.8%

				18,236,058	18,236,058	18,236,058
New Media Holdings II, LLC	Media: Advertising, Printing & Publishing	Senior Secured First Lien Term Loans
		LIBOR + 6.250%, 1.000% Floor(6)	6/4/2020	12,437,500	12,437,500	12,437,500	2.6%

				12,437,500	12,437,500	12,437,500
Newpage Corp.	Media: Advertising, Printing & Publishing	Senior Secured First Lien Term Loans LIBOR + 8.250%, 1.250% Floor(6)	2/11/2021	10,000,000	9,879,551	10,059,144	2.1%

				10,000,000	9,879,551	10,059,144
Northern Lights Midco, LLC	Banking, Finance, Insurance & Real Estate	Senior Secured First Lien Term Loans
		LIBOR + 9.500%, 1.500% Floor(3)(4)	11/21/2019	4,700,000	4,700,000	4,700,000	1.0%

				4,700,000	4,700,000	4,700,000
Northstar Aerospace, Inc.	Aerospace & Defense	Senior Secured First Lien Notes 10.250%(4)(8)	10/15/2019	15,000,000	15,000,000	15,000,000	3.1%

				15,000,000	15,000,000	15,000,000
OH Acquisition, LLC	Banking, Finance, Insurance & Real Estate	Senior Secured First Lien Term Loans
		LIBOR + 6.250%, 1.000% Floor(3)	8/29/2019	7,481,250	7,446,184	7,443,844	1.5%

				7,481,250	7,446,184	7,443,844
Omnitracs, Inc.	High Tech Industries	Senior Secured Second Lien Term Loans LIBOR + 7.750%, 1.000% Floor(6)	5/25/2021	7,000,000	7,014,550	7,007,467	1.4%

				7,000,000	7,014,550	7,007,467

Company(1)	Industry	Type of Investment	Maturity	Par Amount	Cost	Fair Value	% of Net Assets(2)
Oxford Mining Company, LLC	Metals & Mining	Senior Secured First Lien Term Loans
		LIBOR + 8.500%, 0.750% Floor, 3% PIK(4)(6)(7)	12/31/2018	11,864,407	11,864,407	11,864,407	2.4%

				11,864,407	11,864,407	11,864,407
Pegasus Solutions, Inc.	Hotel, Gaming & Leisure	Senior Secured First Lien Term Loans
		LIBOR + 9.000%, 1.500% Floor(3)(4)(7)	5/10/2017	—	—	—	0.0%

		Senior Secured First Lien Term Loans LIBOR + 9.000%, 1.500% Floor(3)(4)	2/10/2018	3,593,304	3,593,304	3,593,304	0.7%

		Senior Secured First Lien Term Loans LIBOR + 9.000%, 1.500% Floor, PIK(3)(4)	11/10/2020	19,523,809	19,523,809	19,523,809	4.0%

		Warrants to purchase 4.2% of the outstanding equity(4)(5)	02/10/2018	—	769,231	769,231	0.2%

				23,117,113	23,886,344	23,886,344
Reddy Ice Group, Inc.	Beverage & Food	Senior Secured Second Lien Term Loans
		LIBOR + 9.500%, 1.250% Floor(3)(4)	10/1/2019	2,000,000	2,000,000	1,866,703	0.4%

				2,000,000	2,000,000	1,866,703
Response Team Holdings, LLC	Construction & Building	Preferred Equity 12%(4)(5)		3,046,179	2,788,771	2,906,831	0.6%

		Senior Secured First Lien Term Loans LIBOR + 8.500%, 2.000% Floor, 1% PIK(3)(4)	3/28/2019	15,206,579	15,206,579	15,287,086	3.1%

		Warrants to purchase 3.70% of the outstanding common units(4)(5)	3/28/2019	—	257,407	596,258	0.1%

				18,252,758	18,252,757	18,790,175
School Specialty, Inc.	Wholesale	Senior Secured First Lien Term Loans
		LIBOR + 8.500%, 1.000% Floor(6)	6/11/2019	10,895,272	10,815,266	10,901,620	2.2%

				10,895,272	10,815,266	10,901,620
Securus Technologies, Inc.	Telecommunications	Senior Secured Second Lien Term Loans
		LIBOR + 7.750%, 1.250% Floor(6)	4/30/2021	2,000,000	1,984,030	1,997,903	0.4%

				2,000,000	1,984,030	1,997,903
Sizzling Platter, LLC	Hotel, Gaming & Leisure	Senior Secured Second Lien Term Loans
		LIBOR + 7.500%, 1.000% Floor(6)	4/28/2019	15,000,000	15,000,000	15,303,157	3.1%

				15,000,000	15,000,000	15,303,157
Survey Sampling International, LLC	Services: Business	Senior Secured Second Lien Term Loans
		LIBOR + 9.000%, 1.000% Floor(6)	12/16/2021	24,000,000	24,000,000	24,000,000	5.0%

				24,000,000	24,000,000	24,000,000

Company(1)	Industry	Type of Investment	Maturity	Par Amount	Cost	Fair Value	% of Net Assets(2)
Tempel Steel Company	Metals & Mining	Senior Secured First
		Lien Notes 12.000%(4)(8)(11)	8/15/2016	1,115,000	1,108,838	1,050,887	0.2%

				1,115,000	1,108,838	1,050,887
TGI Friday’s, Inc.	Hotel, Gaming & Leisure	Senior Secured Second Lien Term Loans
		LIBOR + 8.250%, 1.000% Floor(4)(6)	7/15/2021	15,000,000	14,786,434	14,594,273	3.0%

				15,000,000	14,786,434	14,594,273
Tourico Holidays, Inc.	Hotel, Gaming & Leisure	Senior Secured First Lien Term Loans
		LIBOR + 7.500%, 1.000% Floor(3)	11/5/2018	15,000,000	15,000,000	15,000,000	3.1%

				15,000,000	15,000,000	15,000,000
Travelclick, Inc.(9)	Hotel, Gaming & Leisure	Senior Secured Second Lien Term Loans
		LIBOR + 7.750%, 1.000% Floor(6)	11/6/2021	6,000,000	5,915,121	5,808,540	1.2%

				6,000,000	5,915,121	5,808,540
True Religion Apparel, Inc.	Retail	Senior Secured Second
		Lien Term Loans
		LIBOR + 10.000%, 1.000% Floor(13)	1/30/2020	4,000,000	3,854,021	3,758,756	0.8%

				4,000,000	3,854,021	3,758,756
U.S. Well Services, LLC(10)	Energy: Oil & Gas	Warrants/Equity(5)	2/15/2019	—	173	227,107	0.0%

				—	173	227,107
Valence Surface Technologies, Inc.	Aerospace & Defense	Senior Secured First Lien Term Loans
		LIBOR + 5.500%, 1.000% Floor(3)	6/12/2019	9,874,459	9,808,191	9,751,900	2.0%

				9,874,459	9,808,191	9,751,900
Velocity Pooling Vehicle, LLC	Automotive	Senior Secured Second Lien Term Loans
		LIBOR + 7.250%, 1.000% Floor(3)(4)	5/14/2022	20,625,000	17,904,357	18,098,444	3.7%

				20,625,000	17,904,357	18,098,444
Vestcom International, Inc.	Services: Business	Senior Secured Second Lien Term Loans
		LIBOR + 7.750%, 1.000% Floor(13)	9/30/2022	5,000,000	5,000,000	5,000,000	1.0%

				5,000,000	5,000,000	5,000,000
YP LLC(9)	Media: Advertising, Printing & Publishing	Senior Secured First Lien Term Loans
		LIBOR + 6.750%, 1.250% Floor(6)	6/4/2018	4,260,870	4,301,734	4,268,708	0.9%

				4,260,870	4,301,734	4,268,708
Z Gallerie, LLC	Retail	Senior Secured First Lien Term Loans LIBOR + 6.500%, 1.000% Floor(13)	10/8/2020	10,000,000	9,889,189	10,000,000	2.1%

				10,000,000	9,889,189	10,000,000
Total non-controlled/non-affiliated investments					$620,968,517	$616,915,093	126.8%

Company(1)	Industry	Type of Investment	Maturity	Par Amount	Cost	Fair Value	% of Net Assets(2)
Money market fund — 3.9%
Federated Prime Obligations Fund				$19,032,637	$19,032,637	$19,032,637	3.9%

Total money market fund					$19,032,637	$19,032,637	3.9%

Derivative Instrument — Long Exposure					Notional Amount	Unrealized Appreciation (Depreciation)
Total return swap with Citibank, N.A. (Note 5)		Total Return Swap			$209,523,834	$(7,651,597)

					$209,523,834	$(7,651,597)

(1)	All of our investments are domiciled in the United States except for Atrium Innovations, Inc. and Livingston International, Inc. which are domiciled in Canada. All investments are denominated in USD.
(2)	Percentage is based on net assets of $486,519,913 as of December 31, 2014.
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

(14)	The December 31, 2014 industry classifications have been modified to conform with the June 30, 2015 industry classifications

1M	1 Month
3M	3 Month
6M	6 Month

SIERRA INCOME CORPORATION

Notes to Consolidated Financial Statements

June 30, 2015

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

On April 17, 2012, the Company successfully reached its minimum escrow requirement and officially commenced operations by issuing 1,108,033 shares of common stock to SIC Advisors for gross proceeds of $10,000,000. The Company’s offering period is currently scheduled to terminate on April 17, 2016, unless further extended. Since commencing its operations, the Company has sold a total of 71,353,239 shares of common stock, which includes shares issued as part of the distribution reinvestment plan (see Note 13), for total proceeds of $721.0 million, which includes the shares sold to SIC Advisors. The proceeds from the issuance of common stock are presented in the Company’s consolidated statements of changes in net assets and consolidated statements of cash flows and are presented net of selling commissions and dealer manager fees.

On August 15, 2013, the Company formed Arbor Funding LLC (“Arbor”), a wholly-owned financing subsidiary (see Note 6).

On June 18, 2014, the Company formed Alpine Funding LLC (“Alpine”), a wholly-owned financing subsidiary (see Note 6).

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

Note 2. Significant Accounting Policies

Basis of Presentation

The Company follows the accounting and reporting guidance in the Financial Accounting Standards Board Accounting Standards Codification (“ASC”) Topic 946 — Financial Services, Investment Companies (“ASC 946”). The accompanying consolidated financial statements have been prepared on the accrual basis of accounting in conformity with U.S. generally accepted accounting principles (“GAAP”) and includes the accounts of the Company and its wholly-owned subsidiaries, Alpine Funding LLC, Arbor Funding LLC, and Taxable Subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. Additionally, the accompanying consolidated financial statements of the Company and related financial information have been prepared pursuant to the requirements for reporting on Form 10-Q and Article 10 of Regulation S-X of the Securities Act of 1933. Accordingly, certain disclosures accompanying annual financial statements prepared in accordance with GAAP are omitted. In the opinion of management, the unaudited interim financial results included herein contain all adjustments and reclassifications that are necessary for the fair presentation of financial statements for the periods included herein. Therefore, this Form 10-Q should be read in conjunction with the Company’s annual report on Form 10-K for the year ended December 31, 2014, which was filed with the U.S. Securities and Exchange Commission on March 6, 2015. The current period’s results of operations will not necessarily be indicative of results that ultimately may be achieved for the fiscal year ending December 31, 2015. The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries.

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

Deferred Financing Costs

Financing costs, incurred in connection with the Company’s credit facilities (see Note 6), are deferred and amortized over the life of each facility, respectively.

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

The Company holds debt investments in its portfolio that contain a payment-in-kind (“PIK”) interest provision. PIK interest, which represents contractually deferred interest added to the investment balance that is generally due at maturity, is recorded on the accrual basis to the extent such amounts are expected to be collected. PIK interest is not accrued if the Company does not expect the issuer to be able to pay all principal and interest when due. For the three and six months ended June 30, 2015, the Company earned $323,005 and $670,158 in PIK interest, respectively. For the three and six months ended June 30, 2014, the Company earned $104,443 and $108,147 in PIK interest, respectively.

Investment transactions are accounted for on a trade-date basis. Realized gains or losses on investments are measured by the difference between the net proceeds from the disposition and the amortized cost basis of investment, without regard to unrealized gains or losses previously recognized. The Company reports changes in fair value of investments that are measured at fair value as a component of the net change in unrealized appreciation/(depreciation) on investments in the consolidated statements of operations. For total return swap transactions (see Note 5), periodic payments are received or made at the end of each settlement period, but prior to settlement are recorded as realized gains or losses on total return swap in the consolidated statements of operations.

Management reviews all loans that become 90 days or more past due on principal and interest or when there is reasonable doubt that principal or interest will be collected for possible placement on management’s designation of non-accrual status. Accrued interest is generally reserved when a loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment regarding collectability. Non-accrual loans are restored to accrual status when past due principal and interest is paid and, in management’s judgment, are likely to remain current, although the Company may make exceptions to this general rule if the loan has sufficient collateral value and is in the process of collection. At June 30, 2015, one portfolio company was on non-accrual status with a fair value of $237,651 or less than 0.1% of the fair value of the Company’s portfolio. At December 31, 2014, one portfolio company was on non-accrual status with a fair value of $237,651 or less than 0.1% of the fair value of the Company’s portfolio.

Investment Classification

The Company classifies its investments in accordance with the requirements of the 1940 Act. Under the 1940 Act, the Company would be deemed to “control” a portfolio company if it owns more than 25% of its outstanding voting securities and/or had the power to exercise control over the management or policies of such portfolio company. The Company refers to such investments in portfolio companies that it “controls” as “Controlled Investments.” Under the 1940 Act, the Company would be deemed to be an “Affiliated Person” of a portfolio company if it owns between 5% and 25% of the portfolio company’s outstanding voting securities or if it is under common control with such portfolio company. The Company refers to such investments in Affiliated Persons as “Affiliated Investments.” As of June 30, 2015 and December 31, 2014, the Company has no Controlled Investments or Affiliated Investments.

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

Investments for which market quotations are readily available are valued at such market quotations, which are generally obtained from an independent pricing service or multiple broker-dealers or market makers. The Company weighs the use of third-party broker quotations, if any, in determining fair value based on management’s understanding of the level of actual transactions used by the broker to develop the quote and whether the quote was an indicative price or binding offer. However, debt investments with remaining maturities within 60 days that are not credit impaired are valued at cost plus accreted discount, or minus amortized premium, which approximates fair value. Investments for which market quotations are not readily available are valued at fair value as determined by the Company’s board of directors based upon input from management and third party valuation firms. Because these investments are illiquid and because there may not be any directly comparable companies whose financial instruments have observable market values, these loans are valued using a fundamental valuation methodology, consistent with traditional asset pricing standards, that is objective and consistently applied across all loans and through time.

The methodologies utilized by the Company in estimating its fair value of its investments categorized as Level 3 generally fall into the following two categories:

•

The “Market Approach” uses prices and other relevant information generated by market transactions involving identical or comparable assets, liabilities, or a group of assets and liabilities, such as a business.

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

The methodologies and information that the Company utilizes when applying the Market Approach for performing investments includes, among other things:

•	valuations of comparable public companies (“Guideline Comparable Approach”),

•	recent sales of private and public comparable companies (“Guideline Comparable Approach”),

•	recent acquisition prices of the company, debt securities or equity securities (“Acquisition Price Approach”),

•	external valuations of the portfolio company, offers from third parties to buy the company (“Estimated Sales Proceeds Approach”),

•	subsequent sales made by the company of its investments (“Expected Sales Proceeds Approach”); and

•	estimating the value to potential buyers.

The methodologies and information that the Company utilizes when applying the Income Approach for performing investments includes:

•	discounting the forecasted cash flows of the portfolio company or securities (“Discounted Cash Flow” or “DCF Approach”); and

•	Black-Scholes model or simulation models or a combination thereof (Income Approach – Option Model) with respect to the valuation of warrants.

Over-the-counter (“OTC”) derivative contracts, such as total return swaps (see Note 5) are fair valued using models that measure the change in fair value of reference assets underlying the swaps offset against any fees payable to the swap counterparty. The fair values of the reference assets underlying the swaps are determined using similar methods as described above for debt and equity investments where the Company also invests directly in such assets.

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

In addition, all of the Company’s investments are subject to the following valuation process:

•	management reviews preliminary valuations and its own independent assessment;

•	the independent audit committee of the Company’s board of directors reviews the preliminary valuations of senior management and independent valuation firms; and

•

the Company’s board of directors discusses valuations and determines the fair value of each investment in the Company’s portfolio in good faith based on the input of SIC Advisors, the respective independent valuation firms and the audit committee.

Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of the Company’s investments may differ significantly from the values that would have been used had a readily available market value existed for such investments and the differences could be material.

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

The Company’s Taxable Subsidiaries accrue income taxes payable based on the applicable corporate rates on the unrealized gains generated by the investments held by the Taxable Subsidiaries. As of June 30, 2015 and December 31, 2014, the Company recorded a deferred tax liability of $371,449 and $86,600, respectively, on the consolidated statements of assets and liabilities. The change in deferred tax liabilities is included as a component of net gain/(loss) on investments and total return swap on investments in the consolidated statements of operations. There were no such deferred tax liabilities as of June 30, 2015 or December 31, 2014.

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

Although the Company files federal and state tax returns, the Company’s major tax jurisdiction is the United States federal jurisdiction. The Company’s federal tax returns from inception-to-date remain subject to examination by the Internal Revenue Service.

The Company accounts for income taxes in conformity with ASC Topic 740 — Income Taxes (“ASC 740”). ASC 740 provides guidelines for how uncertain tax positions should be recognized, measured, presented and disclosed in financial statements. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions deemed to meet a “more-likely-than-not” threshold would be recorded as a tax benefit or expense in the current period. The Company recognizes interest and penalties, if any, related to unrecognized tax benefits as income tax expense in the consolidated statements of operations. There were no material uncertain income tax positions at June 30, 2015 or June 30, 2014.

The following table reflects, for tax purposes, the estimated sources of the cash distributions that the Company has paid on its common stock during the six months ended June 30, 2015 and the six months ended June 30, 2014:

	Six months ended June 30, 2015		Six months ended June 30, 2014
Source of Distribution	Distribution Amount(1)	Percentage	Distribution Amount	Percentage
Return of capital from offering proceeds	$—	—%	$—	—%
Return of capital from borrowings	—	—	—	—
Ordinary income	25,374,463	100.0	10,192,078	100.0
Return of capital (other)	—	—	—	—

Distributions on a tax basis:	$25,374,463	100.0%	$10,192,078	100.0%

(1)

The Distribution Amount and Percentage reflected for June 30, 2015 are estimated figures. The actual source of distributions for the fiscal year ending 2015 will be calculated in connection with the Company’s year-end procedures.

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

The value of the Company’s investments in loans and bonds may be detrimentally affected to the extent, among other things, that a borrower defaults on its obligations, there is insufficient collateral and/or there are extensive legal and other costs incurred in collecting on a defaulted loan, observable secondary or primary market yields for similar instruments issued by comparable companies increase materially or risk premiums required in the market between smaller companies, such as the Company’s borrowers, and those for which market yields are observable, increase materially. SIC Advisors may attempt to minimize these risks by maintaining low loan to value ratios values with each loan and the collateral underlying the loan.

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

Recent Accounting Pronouncements

In April 2015, the FASB issued ASU 2015-03 Interest – Imputation of Interest (“ASU 2015-03”). The pronouncement requires that debt issuance costs related to a recognized debt liability be presented in the consolidated statement of assets and liabilities as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The amendment becomes effective for financial statements issued for fiscal years that begin after December 15, 2015. SIC Advisors is still determining ASU 2015-03’s effects upon the consolidated financial statements.

Note 3. Investments

The following table shows the composition of the Company’s portfolio investments by industry classification at fair value at June 30, 2015:

	Fair Value	Percentage
Services: Business	$122,053,656	14.0%
Banking, Finance, Insurance & Real Estate	90,478,151	10.4%
Automotive	84,804,665	9.7%
Hotel, Gaming & Leisure	79,784,991	9.2%
Retail	68,420,847	7.9%
High Tech Industries	63,319,078	7.3%
Construction & Building	44,479,107	5.1%
Wholesale	40,443,097	4.6%
Healthcare & Pharmaceuticals	37,733,760	4.3%
Energy: Oil & Gas	36,369,249	4.2%
Media: Advertising, Printing & Publishing	36,091,836	4.1%
Aerospace & Defense	34,725,137	4.0%
Telecommunications	28,900,236	3.3%
Media: Broadcasting & Subscription	17,346,408	2.0%
Capital Equipment	15,056,508	1.7%
Metals & Mining	12,883,656	1.5%
Transportation: Cargo	12,570,684	1.4%
Chemicals, Plastics & Rubber	12,328,495	1.4%
Services: Consumer	11,383,252	1.3%
Beverage & Food	9,421,306	1.1%
Media: Diversified & Production	7,500,000	0.9%
Consumer Goods: Non-durable	5,050,000	0.6%

Total	$871,144,119	100.0%

See Note 5 for industry classifications of the underlying TRS reference assets as of June 30, 2015.

The following table shows the composition of the Company’s portfolio investments by industry classification at fair value at December 31, 2014. The December 31, 2014 industry classifications have been modified to conform with the June 30, 2015 industry classifications:

	Fair Value	Percentage
Hotel, Gaming & Leisure	$88,573,584	14.4%
Banking, Finance, Insurance & Real Estate	61,156,308	9.9%
Services: Business	53,687,500	8.7%
Automotive	44,416,367	7.2%
Construction & Building	43,348,118	7.0%
High Tech Industries	42,553,866	6.9%
Energy: Oil & Gas	39,601,364	6.4%
Retail	35,533,232	5.8%
Aerospace & Defense	34,687,649	5.6%
Telecommunications	33,044,290	5.4%
Media: Advertising, Printing & Publishing	26,765,353	4.3%
Wholesale	25,864,120	4.2%
Healthcare & Pharmaceuticals	24,687,379	4.0%
Metals & Mining	12,915,295	2.1%
Chemicals, Plastics & Rubber	12,599,867	2.0%
Transportation: Cargo	12,589,104	2.0%
Services: Consumer	11,484,637	1.9%
Media: Broadcasting & Subscription	6,533,857	1.1%
Consumer goods: Non-durable	5,006,500	0.8%
Beverage & Food	1,866,703	0.3%

	$616,915,093	100.0%

See Note 5 for industry classifications of the underlying TRS reference assets as of December 31, 2014.

The following table summarizes the amortized cost and the fair value of the Company’s portfolio investments as of June 30, 2015:

	Amortized Cost	Percentage	Value	Percentage
Senior secured first lien term loans	$543,459,842	61.9	$539,736,589	62.0%
Senior secured second lien term loans	261,103,525	29.7	257,174,464	29.5
Senior secured first lien notes	68,133,605	7.8	67,531,506	7.7
Warrants/Equity	5,638,023	0.6	6,701,560	0.8

Total	$878,334,995	100.0%	$871,144,119	100.0%

The following table summarizes the amortized cost and the fair value of the Company’s portfolio investments as of December 31, 2014:

	Amortized Cost	Percentage	Fair Value	Percentage
Senior secured first lien term loans	$335,675,585	54.0%	$335,182,650	54.3%
Senior secured second lien term loans	223,990,513	36.1	221,863,203	35.9
Senior secured first lien notes	55,380,821	8.9	53,699,500	8.7
Senior secured second lien notes	986,238	0.2	1,008,274	0.2
Warrants/Equity	4,935,360	0.8	5,161,466	0.9

Total	$620,968,517	100.0%	$616,915,093	100.0%

The following table shows the composition of the Company’s portfolio investments by geography classification at fair value at June 30, 2015:

Geography	Fair Value	Percentage
United States	$864,018,782	99.2%
Canada	7,125,337	0.8

Total	$871,144,119	100.0%

The following table shows the composition of the Company’s portfolio investments by geography classification at fair value at December 31, 2014:

Geography	Fair Value	Percentage
United States	$609,615,543	98.8%
Canada	7,299,550	1.2

Total	$616,915,093	100.0%

In connection with certain of the Company’s investments, the Company receives warrants which are obtained for the objective of increasing the total investment returns and are not held for hedging purposes. For the six months ended June 30, 2015 and June 30, 2014, the total fair value of warrants were $2,539,626 and $707,467, respectively, and were included in investments at fair value on the consolidated statement of assets and liabilities. Total realized and change in unrealized gains related to warrants for the three and six months ended June 30, 2015 were $0 and $157,008, and $0 and $572,203, respectively, and were recorded on the consolidated statement of operations in those accounts. Total realized and unrealized gains related to warrants for the three and six months ended June 30, 2014 were $0 and $394,608, and $0 and $395,629, respectively, and were recorded on the consolidated statement of operations in those accounts. The warrants are received in connection with individual investments and are not subject to master netting arrangements. During the three and six months ended June 30, 2015, the Company acquired warrants in 1 and 1 portfolio company, respectively. During the three and six months ended June 30, 2014, the Company acquired warrants in 0 and 1 portfolio company, respectively.

As part of the Company’s investment objective, in addition to purchasing loans on the secondary market, it makes loans directly to privately-held middle market companies. As of June 30, 2015, the Company held loans it has made directly to 60 investee companies with aggregate principal amounts of $726.2 million. As of December 31, 2014, the Company held loans it has made directly to 47 investee companies with aggregate principal amounts of $476.4 million. During the three and six months ended June 30, 2015, the Company made 11 and 18 loans to investee companies, respectively, with aggregate principal amounts of $188.8 million and $269.7 million, respectively. During the three and six months ended June 30, 2014, the Company made 7 and 17 loans to investee companies, respectively, with aggregate principal amounts of $82.1 million and $151.3 million, respectively. The details of the Company’s loans have been disclosed on the consolidated schedule of investments as well as in Note 4. In addition to providing loans to investee companies, from time to time the Company assists investee companies in securing financing from other sources by introducing such investee companies to sponsors or by leading a syndicate of lenders to provide the investee companies with financing. During the three and six months ended June 30, 2015 and June 30, 2014, the Company did not make any such introductions or lead any syndicates. Affiliates of the Company’s Advisor do not serve as officers or directors of any investee companies or provide managerial direction as part of their roles.

In addition to the loans that the Company has provided, the Company has unfunded commitments to provide additional financings through undrawn term loans or revolving lines of credit. The details of such arrangements are disclosed in Note 11.

SIC Senior Loan Strategy JV I LLC

On March 27, 2015, the Company and Great American Life Insurance Company (“Great American Life”) entered into a limited liability company operating agreement to co-manage SIC Senior Loan Strategy JV I LLC

(the “Joint Venture”). The Company and Great American Life have committed to provide $100 million of equity to the Joint Venture, with the Company providing $87.5 million and Great American Life providing $12.5 million. In addition, the Joint Venture intends to seek a credit facility from a third party financing provider. The Joint Venture is expected to invest primarily in first lien middle market and other corporate debt securities. All portfolio and other material decisions regarding the Joint Venture must be submitted to the Joint Venture’s board of managers, which is comprised of four members, two of whom are selected by the Company and the other two are selected by Great American Life. The Company has concluded that it does not control the Joint Venture. As of June 30, 2015, the Joint Venture had not commenced operations.

The Company has determined that the Joint Venture is an investment company under ASC 946, however in accordance with such guidance, the Company will generally not consolidate its investment in a company other than a wholly owned investment company subsidiary or a controlled operating company whose business consists of providing services to the Company. Accordingly, the Company does not consolidate the Joint Venture.

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

The following table presents the fair value measurements of the Company’s total investments, by major class according to the fair value hierarchy, as of June 30, 2015:

Type of Investment	Level 1	Level 2	Level 3	Total
Senior secured first lien term loans	$—	$—	$539,736,589	$539,736,589
Senior secured first lien notes	—	16,833,129	50,698,377	67,531,506
Senior secured second lien term loans	—	7,122,500	250,051,964	257,174,464
Warrants/Equity	—	—	6,701,560	6,701,560
Money market fund	5,683,213	—	—	5,683,213

Total	$5,683,213	$23,955,629	$847,188,490	$876,827,332

Derivative Instrument-Long Exposure	Level 1	Level 2	Level 3	Total
Liability
Total return swap with Citibank, N.A.	$—	$—	$6,960,429	$6,960,429

The following table presents the fair value measurements of the Company’s total investments, by major class according to the fair value hierarchy, as of December 31, 2014:

Type of Investment	Level 1	Level 2	Level 3	Total
Senior secured first lien term loans	$—	$—	$335,182,650	$335,182,650
Senior secured first lien notes	—	10,794,887	42,904,613	53,699,500
Senior secured second lien term loans	—	—	221,863,203	221,863,203
Senior secured second lien notes	—	—	1,008,274	1,008,274
Warrants/Equity	—	—	5,161,466	5,161,466
Money market fund	19,032,637	—	—	19,032,637

Total	$19,032,637	$10,794,887	$606,120,206	$635,947,730

Derivative Instrument-Long Exposure	Level 1	Level 2	Level 3	Total
Liability
Total return swap with Citibank, N.A.	$—	$—	$7,651,597	$7,651,597

The following table provides a reconciliation of the beginning and ending balances for total investments that use Level 3 inputs for the six months ended June 30, 2015 based off of fair value hierarchy at June 30, 2015:

	Senior Secured First Lien Notes(1)	Senior Secured First Lien Term Loans	Senior Secured Second Lien Term Loans	Warrants/ Equity	Total Return Swap	Total
Balance, December 31, 2014	$43,912,887	$339,094,785	$217,951,068	$5,161,466	$(7,651,597)	$598,468,609
Purchases	24,000,000	263,489,713	62,820,421	514,195	—	350,824,329
Sales	(11,523,661)	(60,339,530)	(22,271,453)	—	—	(94,134,644)
Transfers in	—	—	—	—	—	—
Transfers out	(6,072,944)	—	(7,000,000)	—	—	(13,072,944)
Amortization of discount/(premium)	(8,804)	177,065	211,074	—	—	379,335
Paid-in-kind interest income	—	472,122	9,569	188,468	—	670,159
Net realized gains (losses)	(687,525)	102,742	222,179	—	—	(362,604)
Net change in unrealized appreciation/ (depreciation)	1,078,424	(3,260,308)	(1,890,894)	837,431	691,168	(2,544,179)

Balance, June 30, 2015	$50,698,377	$539,736,589	$250,051,964	$6,701,560	$(6,960,429)	$840,228,061

Change in net unrealized appreciation (depreciation) in investments held as of June 30, 2015(2)	$1,098,249	(3,301,366)	(1,985,588)	837,431	691,168	(2,660,106)

(1)	Includes Assets previously classified as Senior Secured Second Lien Notes.
(2)	Amount is included in the related amount on investments and derivative instruments in the condensed consolidated statements of operations.

Transfers between levels of the fair value hierarchy are reported at the beginning of the reporting period in which they occur. During the six months ended June 30, 2015, the Company recorded $13,072,944 in transfers from Level 3 to Level 2 due to an increase in observable inputs in market data and no other transfers between levels.

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

The following table presents the quantitative information about Level 3 fair value measurements of the Company’s total investments, as of June 30, 2015:

	Fair Value	Valuation techniques(1)	Unobservable input(1)	Range (weighted average)
Senior secured first lien term loans	$539,736,589	Income Approach (DCF)	Market yield	6.97% –16.96% (9.64%)
		Market Approach (recent acquisition price)	recent acquisition price	N/A
Senior secured first lien notes	$50,698,377	Enterprise valuation analysis	EBITDA Multiple/Estimated liquidation proceeds	2.50x – 4.50x (2.00x) / $44.9M – $73.2M ($59.7M)
Senior secured second lien term loans	$250,051,964	Income Approach (DCF)	Market yield	9.49% – 10.22% (10.15%)
		Market Approach (recent acquisition price)	recent acquisition price	N/A
		Income Approach (DCF)	Market yield	8.86% – 34.00% (10.90%)
		Market Approach (recent acquisition price)	recent acquisition price	N/A
Warrants/Equity	$6,701,560	Enterprise valuation analysis	EBITDA Multiple/ Estimated liquidation proceeds	2.50x – 4.50 (2.00x) / $44.9M – $73.2M ($59.7M)
		Income Approach (DCF)	Market yield	12.29%
		Market Approach (guideline comparable)	LTM and 2015 EBITDA Multiple	6.50x –7.00x (6.77x)/6.00x – 6.50x (3.27x)
		Market Approach (guideline comparable)	LTM and NTM EBITDA Multiple	4.00x – 7.00x (6.53x)/5.00x – 7.00x (6.67x)
		Market Approach (guideline comparable)	EBITDA Multiple	12.5x – 13.5x (13.5x)
		Market Approach (recent acquisition price)	recent acquisition price	N/A
Total return swap	$(6,960,429)	Income Approach (DCF)	Market yield of underlying assets	5.34% – 15.62% (8.57%)

(1)	Represents amounts used when the Company has determined that market participants would use such multiples when measuring the fair value of these investments.

The following table presents the quantitative information about Level 3 fair value measurements of the Company’s total investments, as of December 31, 2014:

	Fair Value	Valuation techniques(1)	Unobservable input(1)	Range (weighted average)
Senior secured first lien term loans	$335,182,650	Income Approach (DCF)	Market yield	7.23% – 17.63%(10.60%)
		Market Approach (Recent Acquisition Price)	Market yield	7.50% – 13.03%(10.11%)
Senior secured first lien notes	$42,904,613	Income Approach (DCF)	Market yield	8.50% – 16.30%(11.02%)
		Enterprise valuation analysis	EBITDA multiple Estimated liquidation proceeds	4.00x – 8.00x (2.00x) $189.1M – $222.4M ($205.8)M
Senior secured second lien term loans	$221,863,203	Income Approach (DCF)	Market yield	6.71% – 15.27%(10.55%)
		Market Approach (Recent Acquisition Price)	recent acquisition price	8.50% – 10.96%(10.32%)
Senior secured second lien notes	$1,008,274	Income Approach (DCF)	Market yield	12.16% – 12.16%(12.16%)
Warrants/Equity	$5,161,466	Enterprise valuation analysis	Estimated liquidation proceeds	—
		Market Approach (guideline comparable)	EBITDA multiple	3.50x (14.00x)
		Income Approach (DCF)	EBITDA multiple	13.14% – 13.14%(13.14%)
Total return swap	$(7,651,597)	Market Approach (Recent Acquisition Price)	recent acquisition price	N/A
		Income Approach (DCF)	Market yield of underlying assets	5.84% – 14.87%(8.43%)

(1)	Represents amounts used when the Company has determined that market participants would use such multiples when measuring the fair value of these investments.

The significant unobservable inputs used in the fair value measurement of the Company’s debt and derivative investments are market yields. Increases in market yields would result in lower fair value measurements.

The significant unobservable inputs used in the fair value measurement of the Company’s warrants/equity investments are comparable company multiples of Revenue or EBITDA (earnings before interest, taxes, depreciation, and amortization) for the latest twelve months (LTM), next twelve months (NTM) or a reasonable period a market participant would consider. Increases in EBITDA multiples in isolation would result in higher fair value measurement.

Note 5. Total Return Swap

On August 27, 2013, the Company, through its wholly-owned financing subsidiary, Arbor, entered into a total return swap (“TRS”) with Citibank, N.A. (“Citibank”) that is indexed to a basket of loans.

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

On June 8, 2015, the Company, through Arbor, entered into the Third Amended and Restated Confirmation Letter Agreement (the “Third Amended Confirmation Agreement”) with Citi. The Third Amended Confirmation Agreement decreases the maximum market value (determined at the time each such loan becomes subject to the TRS) of the portfolio of loans that Arbor may select from $350,000,000 to $300,000,000. Other than the foregoing, the Third Amended Confirmation Agreement did not change any of the other terms of the TRS.

Pursuant to the terms of the TRS Agreement, as amended by the Second Amended Confirmation Agreement and Third Amended Corfirmation Agreement, and subject to conditions customary for transactions of this nature, Arbor may select a portfolio of loans with a maximum market value (determined at the time each such loan becomes subject to the TRS) of $300,000,000, which is also referred to as the maximum notional amount of the TRS. Each individual loan, and the portfolio of loans taken as a whole, must meet criteria described in the Amended TRS Agreement. Arbor receives from Citibank a periodic payment on set dates that is based upon any coupons, both earned and accrued, generated by the loans underlying the TRS, subject to limitations described in the Amended TRS Agreement as well as any fees associated with the loans included in the portfolio. Arbor pays to Citibank interest at a rate equal to one-month LIBOR plus 1.35% per annum. In addition, upon the termination or repayment of any loan subject to the TRS, Arbor either receives from Citibank the appreciation in the value of such loan, or pays to Citibank any depreciation in the value of such loan.

Citibank may terminate the TRS on or after the second anniversary of the effectiveness of the TRS. SIC Advisors may terminate the TRS on behalf of Arbor at any time upon providing 10 days prior notice to Citibank. Any termination by SIC Advisors on behalf of Arbor prior to the second anniversary of the effectiveness of the TRS will result in payment of an early termination fee to Citibank. The early termination fee shall equal the present value of the following two cash flows: (a) interest payments at a rate equal 1.35% based on 70% of the maximum notional amount of $300,000,000, payable from the later of the first anniversary of the effectiveness of the TRS or the termination date until the second anniversary of the effectiveness of the TRS and (b) interest payments at a rate equal to 0.15% based on the maximum notional amount of $300,000,000, payable from the later of the first anniversary of the effectiveness of the TRS or the termination date until the second anniversary of the effectiveness of the TRS.

Arbor is required to pay a minimum usage fee in connection with the TRS of 1.35% on the amount equal to 85% of the average daily unused portion of the maximum amount permitted under the TRS. Such minimum usage fee will not apply during the first 365 days and last 60 days of the term of the TRS. Arbor will also pay Citibank customary fees in connection with the establishment and maintenance of the TRS. During the three and six months ended June 30, 2015, Arbor paid $431,430 and $201,963, respectively, in minimum usage fees. During the three and six months ended June 30, 2014, Arbor did not pay any minimum usage fees.

Arbor is required to initially cash collateralize a specified percentage of each loan (generally 25% to 35% of the market value of such loan) included under the TRS in accordance with margin requirements described in the Amended TRS Agreement. As of June 30, 2015 and December 31, 2014, Arbor has posted $61,458,766 and $56,877,928, respectively, in collateral to Citibank in relation to the TRS which is recorded on the consolidated statements of assets and liabilities as cash collateral on total return swap. Arbor may be required to post additional collateral from time to time as a result of a decline in the mark-to-market value of the portfolio of loans subject to the TRS. The obligations of Arbor under the Amended TRS Agreement are non-recourse to the Company and the Company’s exposure under the Amended TRS Agreement is limited to the value of the Company’s investment in Arbor, which generally equals the value of cash collateral provided by Arbor under the Amended TRS Agreement.

In connection with the TRS, Arbor has made customary representations and warranties and is required to comply with various covenants, reporting requirements and other customary requirements for similar transactions. In addition to customary events of default and termination events included in the form ISDA 2002 Master Agreement, the Amended TRS Agreement contains the following termination events: (a) a failure to satisfy the portfolio criteria for at least 30 days; (b) a failure to post initial cash collateral or additional collateral as required by the Amended TRS Agreement; (c) a default by Arbor or the Company with respect to indebtedness in an amount equal to or greater than the lesser of $10,000,000 and 2% of the Company’s net asset value at such time; (d) a merger of Arbor or the Company meeting certain criteria; (e) the Company or Arbor amending their respective constituent documents to alter their investment strategy in a manner that has or could reasonably be expected to have a material adverse effect; and (f) SIC Advisors ceasing to be the investment manager of Arbor or to have authority to enter into transactions under the Amended TRS Agreement on behalf of Arbor, and not being replaced by an entity reasonably acceptable to Citibank. As of June 30, 2015 and December 31, 2014, the Company did not have any derivatives with contingent features in net liability positions. Therefore, if a trigger event had occurred, no amount would have been required to be posted by the Company.

The Company’s maximum credit risk exposure as of June 30, 2015 and December 31, 2014 is $63,854,756 and $57,973,510, respectively, which is recorded on the consolidated statements of assets and liabilities as cash collateral on total return swap and receivable due on total return swap.

The Company’s receivable from Citibank, represents realized amounts from payments on underlying loans in the total return swap portfolio which as of June 30, 2015 and December 31, 2014 was $2,395,990 and $1,095,582, respectively, which is recorded on the consolidated statements of assets and liabilities as receivable due on total return swap. The Company does not offset collateral posted in relation to the TRS with any unrealized appreciation or depreciation outstanding in the consolidated statements of assets and liabilities as of June 30, 2015 or December 31, 2014.

Transactions in total return swap contracts during the three and six months ended June 30, 2015 resulted in $2,720,032 and $5,620,349 in realized gains/(losses) and $(2,115,849) and $691,168 in unrealized gains/(losses), respectively, which is recorded on the consolidated statements of operations. Transactions in total return swap contracts during the three and six months ended June 30, 2014 resulted in $1,372,779 and $1,811,488 in realized gains/(losses) and $471,000 and $918,021 in unrealized gains/(losses), respectively, which is recorded on the consolidated statements of operations.

The Company only held one derivative position as of the six months ended June 30, 2015 and December 31, 2014 and the derivative held is subject to a netting arrangement. The following table represents the Company’s gross and net amounts after offset under Master Agreements (“MA”) of the derivative assets and liabilities presented by derivative type net of the related collateral pledged by the Company as of June 30, 2015 and December 31, 2014:

	Gross Derivative Assets/(Liabilities) Subject to MA	Derivative Amount Available for Offset	Net Amount Presented in the Consolidated Statements of Assets and Liabilities	Cash Collateral Received	Net Amount of Derivative Assets/(Liabilities)
June 30, 2015
Total Return Swap(1)	$(6,960,429)	$—	$(6,960,429)	$—	$(6,960,429)

December 31, 2014
Total Return Swap(1)	$(7,651,597)	$—	$(7,651,597)	$—	$(7,651,597)

(1)

Cash was posted for initial margin requirements for the total return swap as of June 30, 2015 and December 31, 2014 and is reported on the consolidated statements of assets and liabilities as cash collateral on total return swap.

The following represents the volume of the Company’s derivative transactions during the three and six months ended June 30, 2015 and June 30, 2014:

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Average notional par amount of contracts	$228,332,910	$126,714,344	$221,947,204	$87,538,831

The following is a summary of the TRS reference assets as of June 30, 2015:

Company(1)	Industry	Type of Investment	Coupon Rate	Maturity	Par Amount	Initial Notional Cost(2)	Fair Value	Unrealized Appreciation (Depreciation)
American Beacon Advisors Inc	Banking, Finance, Insurance & Real Estate	Senior Secured First Lien Term loans(6)	LIBOR + 4.500%, 1.00% Floor	4/30/2022	1,000,000	995,000	1,008,750	13,750
Answsers Corporation	Services: Consumer	Senior Secured First Lien Term loans(5)	LIBOR + 5.250%, 1.00% Floor	10/1/2021	14,962,500	14,438,813	12,718,125	(1,720,688)
ANVC Merger Corp.	High Tech Industries	Senior Secured First Lien Term loans(6)	LIBOR + 4.500%, 1.00% Floor	2/18/2021	4,937,500	4,888,125	4,912,813	24,688
AP Gaming I, LLC	Hotel, Gaming & Leisure	Senior Secured Second Lien Term loans(5)	LIBOR + 8.250%, 1.000% Floor	12/18/2020	14,336,080	14,059,406	14,246,479	187,073
Asurion Corporation	Banking, Finance, Insurance & Real Estate	Senior Secured First Lien Term loans(6)	LIBOR + 3.750%, 1.25% Floor	5/24/2019	9,821,494	9,820,273	9,837,896	17,624
Atkore International, Inc	Metals & Mining	Senior Secured Second Lien Term loans(6)	LIBOR + 6.750%, 1.00% Floor	10/9/2021	10,000,000	10,032,500	9,350,000	(682,500)
Bowlmor AMF Corporation	Services: Consumer	Senior Secured First Lien Term loans(6)	LIBOR + 6.250%, 1.00% Floor	9/18/2021	8,955,000	8,820,675	8,955,000	134,325
CJ Holding Co.	Energy: Oil & Gas	Senior Secured First Lien Term loans(4)(5)	LIBOR + 5.500%, 1.00% Floor	3/24/2022	3,000,000	2,580,000	2,812,500	232,500
CSP Technologies North America, Inc	Containers, Packaging & Glass	Senior Secured First Lien Term loans(6)	LIBOR + 6.000%, 1.00% Floor	1/29/2022	9,975,000	9,775,500	9,775,500	—
Collective Brands Finance Inc.	Retail	Senior Secured First Lien Term loans(6)	LIBOR + 4.000%, 1.00% Floor	3/11/2021	5,940,000	5,917,725	5,628,150	(289,575)
Encompass Digital Media, Inc	Telecommunications	Senior Secured First Lien Term loans(6)	LIBOR + 4.500%, 1.000% Floor	6/6/2021	4,962,500	4,937,688	4,972,822	35,135
Fieldwood Energy LLC	Energy: Oil & Gas	Senior Secured Second Lien Term loans(7)	LIBOR + 7.125%, 1.250% Floor	9/30/2020	4,246,305	4,317,500	3,243,116	(1,074,384)
Flexera Software, Inc.	High Tech Industries	Senior Secured Second Lien Term loans(6)	LIBOR + 7.000%, 1.000% Floor	4/2/2021	2,250,000	2,266,875	2,183,403	(83,472)
Genex Services, Inc.	Banking, Finance, Insurance & Real Estate	Senior Secured First Lien Term loans(5)	LIBOR + 4.250%, 1.000% Floor	5/21/2021	1,985,000	1,975,075	1,983,352	8,277

Company(1)	Industry	Type of Investment	Coupon Rate	Maturity	Par Amount	Initial Notional Cost(2)	Fair Value	Unrealized Appreciation (Depreciation)
Hudson Products Holdings Inc	Capital Equipment	Senior Secured First Lien Term loans(6)	LIBOR + 4.000%, 1.000% Floor	3/15/2019	1,872,446	1,863,083	1,844,359	(18,724)
Iqor US Inc.	Services: Business	Senior Secured First Lien Term loans(6)	LIBOR + 5.00%, 1.000% Floor	4/1/2021	7,707,302	7,553,156	7,129,254	(423,902)
Isola USA	Capital Equipment	Senior Secured First Lien Term loans(6)	LIBOR + 8.250%, 1.000% Floor	11/23/2018	3,875,000	3,816,875	3,885,152	68,277
Livingston International, Inc.	High Tech Industries	Senior Secured Second Lien Term loans(1)(4)(6)	LIBOR + 7.750%, 1.250% Floor	4/8/2020	1,954,783	1,969,443	1,878,866	(90,577)
Maxim Crane Works LP	Capital Equipment	Senior Secured Second Lien Term loans(6)	LIBOR + 9.250%, 1.000% Floor	11/26/2018	6,500,000	6,590,000	6,500,000	(90,000)
Mohegan Tribal Gaming	Hotel, Gaming & Leisure	Senior Secured First Lien Term loans(6)	LIBOR + 4.500%, 1.000% Floor	11/19/2019	4,967,424	4,854,161	4,938,713	84,552
Nine West Holdings, Inc.	Consumer goods: Non-durable	Senior Secured First Lien Term loans(6)	LIBOR + 3.750%, 1.000% Floor	10/8/2019	5,955,000	5,940,113	5,205,682	(734,430)
Packaging Coordinators, Inc.	Containers, Packaging & Glass	Senior Secured First Lien Term loans(6)	LIBOR + 4.250%, 1.000% Floor	8/1/2021	4,975,000	4,925,250	4,956,344	31,094
Pharmed Group Corporation	Healthcare & Pharmaceuticals	Senior Secured First Lien Term loans(6)	LIBOR + 3.250%, 1.000% Floor	1/28/2021	472,778	470,414	468,050	(2,364)
Pharmed Group Corporation	Healthcare & Pharmaceuticals	Senior Secured Second Lien Term loans(6)	LIBOR + 6.750%, 1.000% Floor	1/28/2022	5,000,000	4,975,000	5,000,000	25,000
Polymer Group Inc.	Chemicals, Plastics & Rubber	Senior Secured First Lien Term loans(6)	LIBOR + 4.250%, 1.000% Floor	12/19/2019	3,959,313	3,954,375	3,972,497	18,122
Preferred Sands Holding Company, LLC	Construction & Building	Senior Secured First Lien Term loans(7)	LIBOR + 5.750%, 1.000% Floor	7/27/2020	6,965,000	6,895,350	5,874,978	(1,020,373)
Sungard Availability Services Capital Inc.	Services: Business	Senior Secured First Lien Term loans(5)	LIBOR + 5.000%, 1.000% Floor	3/31/2019	10,650,732	10,604,135	9,713,467	(890,667)
Tensar Corp.	Capital Equipment	Senior Secured First Lien Term loans(6)	LIBOR + 4.750%, 1.000% Floor	7/9/2021	11,940,000	11,820,600	11,275,897	(544,703)
Thomson Multimedia	Media: Advertising, Printing & Publishing	Senior Secured First Lien Term loans(3)(5)	LIBOR + 6.000%, 1.000% Floor	3/31/2020	8,771,899	8,879,253	8,771,899	(107,354)
Travelclick, Inc	Hotel, Gaming & Leisure	Senior Secured First Lien Term loans(5)	LIBOR + 4.500%, 1.250% Floor	5/12/2021	14,890,348	14,741,445	14,834,509	93,065
Tribune Publishing Co.	Media: Advertising, Printing & Publishing	Senior Secured First Lien Term loans(4)(5)	LIBOR + 4.750%, 1.000% Floor	8/4/2021	9,750,000	9,672,000	9,737,813	65,813
TTM Technologies Inc.	High Tech Industries	Senior Secured First Lien Term loans(3)(5)	LIBOR + 5.000%, 1.000% Floor	5/7/2021	4,000,000	3,860,000	3,930,000	70,000
Visant Corporation	Consumer goods: Durable	Senior Secured First Lien Term loans(6)	LIBOR + 6.000%, 1.000% Floor	9/23/2021	14,925,000	14,626,500	14,377,700	(248,800)

Company(1)	Industry	Type of Investment	Coupon Rate	Maturity	Par Amount	Initial Notional Cost(2)	Fair Value	Unrealized Appreciation (Depreciation)
YP LLC	Media: Advertising, Printing & Publishing	Senior Secured First Lien Term loans(5)	LIBOR + 6.750%, 1.250% Floor	6/4/2018	4,043,478	4,073,804	4,046,756	(27,049)
YRC Worldwide Inc.	Transportation: Cargo	Senior Secured First Lien Term loans(4)(6)	LIBOR + 7.250%, 1.000% Floor	2/13/2019	9,887,375	9,875,124	9,541,317	(333,807)

						$236,785,234	$229,511,158	(7,274,076)
Total accrued interest income, net of expenses								313,647

Total unrealized depreciation on total return swap								$(6,960,429)

(1)	All investments are domiciled in the United States except for Livingston International, Inc., which is domiciled in Canada.
(2)	Represents the initial amount of par of an investment in which the TRS is referenced.
(3)	The referenced asset or portion thereof is unsettled as of June 30, 2015.
(4)	The investment is not a qualifying asset under the 1940 Act, as amended.
(5)	The interest rate on these loans is subject to a base rate plus 1M LIBOR, which at June 30, 2015 was 0.19%. As the interest rate is subject to a minimum LIBOR floor which was greater than the 1M LIBOR rate at June 30, 2015, the prevailing rate in effect at June 30, 2015 was the base rate plus the LIBOR floor.
(6)	The interest rate on these loans is subject to a base rate plus 3M LIBOR, which at June 30, 2015 was 0.28%. As the interest rate is subject to a minimum LIBOR floor which was greater than the 3M LIBOR rate at June 30, 2015, the prevailing rate in effect at June 30, 2015 was the base rate plus the LIBOR floor.
(7)	The interest rate on these loans is subject to a base rate plus 6M LIBOR, which at June 30, 2015 was 0.45%. As the interest rate is subject to a minimum LIBOR floor which was greater than the 6M LIBOR rate at June 30, 2015, the prevailing rate in effect at June 30, 2015 was the base rate plus the LIBOR floor.

The following is a summary of the TRS reference assets as of December 31, 2014:

Company(1)	Industry	Type of Investment	Coupon Rate	Maturity	Par Amount	Initial Notional Cost(2)	Fair Value	Unrealized Appreciation (Depreciation)
Answers Corporation	Services: Consumer	Senior Secured First Lien Term loans	LIBOR + 5.250%, 1.00% Floor	10/1/2021	15,000,000	$14,475,000	$14,212,500	$(262,500)
ANVC Merger Corp.	High Tech Industries	Senior Secured First Lien Term loans	LIBOR + 4.500%, 1.00% Floor	2/18/2021	4,962,500	4,912,875	4,863,250	(49,625)
AP Gaming I, LLC	Hotel, Gaming & Leisure	Senior Secured Second Lien Term loans	LIBOR + 8.250%, 1.000% Floor	12/18/2020	6,699,375	6,498,394	6,665,878	167,484
Asurion Corporation	Banking, Finance, Insurance & Real Estate	Senior Secured Second Lien Term loans	LIBOR + 3.750%, 1.25% Floor	5/24/2019	9,897,301	9,896,070	9,754,186	(141,884)
Atkore International, Inc.	Metals & Mining	Senior Secured Second Lien Term loans	LIBOR + 6.750%, 1.00% Floor	10/9/2021	10,000,000	10,032,500	9,750,000	(282,500)
Bowlmor AMF Corporation	Services: Consumer	Senior Secured First Lien Term loans	LIBOR + 6.250%, 1.00% Floor	9/18/2021	9,000,000	8,865,000	8,820,000	(45,000)
Collective Brands Finance Inc.	Retail	Senior Secured First Lien Term loans	LIBOR + 4.000%, 1.00% Floor	3/11/2021	5,970,000	5,947,613	5,432,700	(514,913)
Encompass Digital Media, Inc.	Telecommunications	Senior Secured First Lien Term loans	LIBOR + 4.500%, 1.000% Floor	6/6/2021	4,987,500	4,962,563	4,943,859	(18,704)
Fieldwood Energy LLC	Energy: Oil & Gas	Senior Secured First Lien Term loans	LIBOR + 7.125%, 1.250% Floor	9/30/2020	4,246,305	4,317,500	3,075,557	(1,241,943)

Company(1)	Industry	Type of Investment	Coupon Rate	Maturity	Par Amount	Initial Notional Cost(2)	Fair Value	Unrealized Appreciation (Depreciation)
Flexera Software, Inc.	High Tech Industries	Senior Secured Second Lien Term loans	LIBOR + 7.000%, 1.000% Floor	4/2/2021	2,250,000	2,266,875	2,183,667	(83,208)
Genex Services, Inc.	Banking, Finance, Insurance & Real Estate	Senior Secured First Lien Term loans	LIBOR + 4.250%, 1.000% Floor	5/21/2021	1,995,000	1,985,025	1,977,544	(7,481)
Hudson Products Holdings, Inc.	Capital Equipment	Senior Secured First Lien Term loans	LIBOR + 4.000%, 1.000% Floor	3/15/2019	1,975,000	1,965,125	1,897,639	(67,486)
Iqor US, Inc.	Services: Business	Senior Secured First Lien Term loans	LIBOR + 5.000%, 1.000% Floor	4/1/2021	7,746,032	7,591,111	7,126,349	(464,762)
Isola USA	Capital Equipment	Senior Secured First Lien Term loans	LIBOR + 8.250%, 1.000% Floor	11/23/2018	3,925,000	3,866,125	3,962,768	96,643
Livingston International, Inc.	High Tech Industries	Senior Secured Second Lien Term loans	LIBOR + 7.750%, 1.250% Floor(1)(3)	4/16/2020	1,954,783	1,969,443	1,879,187	(90,256)
Maxim Crane Works LP	Capital Equipment	Senior Secured Second Lien Term loans	LIBOR + 9.250%, 1.000% Floor	11/26/2018	3,500,000	3,567,500	3,517,500	(50,000)
Mohegan Tribal Gaming	Hotel, Gaming & Leisure	Senior Secured First Lien Term loans	LIBOR + 4.500%, 1.000% Floor	11/19/2019	1,985,000	1,965,150	1,903,833	(61,317)
Nine West Holdings, Inc.	Consumer goods: Non-durable	Senior Secured First Lien Term loans	LIBOR + 3.750%, 1.000% Floor	10/8/2019	5,985,000	5,970,038	5,588,494	(381,544)
Packaging Coordinators, Inc.	Containers, Packaging & Glass	Senior Secured First Lien Term loans	LIBOR + 4.250%, 1.000% Floor	8/1/2021	5,000,000	4,950,000	4,812,500	(137,500)
Pharmed Group Corporation	Healthcare & Pharmaceuticals	Senior Secured First Lien Term loans	LIBOR + 3.250%, 1.000% Floor	1/28/2021	485,000	482,575	468,834	(13,741)
Pharmed Group Corporation	Healthcare & Pharmaceuticals	Senior Secured Second Lien Term loans	LIBOR + 6.750%, 1.000% Floor	1/28/2022	5,000,000	4,975,000	4,937,500	(37,500)
Polymer Group, Inc.	Chemicals, Plastics & Rubber	Senior Secured First Lien Term loans	LIBOR + 4.250%, 1.000% Floor	12/19/2019	3,979,360	3,974,397	3,914,695	(59,702)
Preferred Sands Holding Company, LLC	Construction & Building	Senior Secured First Lien Term loans	LIBOR + 5.750%, 1.000% Floor	7/31/2020	7,000,000	6,930,000	5,775,000	(1,155,000)
Sungard Availability Services Capital, Inc.	Services: Business	Senior Secured First Lien Term loans	LIBOR + 5.000%, 1.000% Floor	3/31/2019	11,940,000	11,887,763	10,578,840	(1,308,923)
Tensar Corp.	Capital Equipment	Senior Secured First Lien Term loans	LIBOR + 4.750%, 1.000% Floor	7/9/2021	12,000,000	11,880,000	10,740,000	(1,140,000)
Thomson Multimedia	Media: Advertising, Printing & Publishing	Senior Secured First Lien Term loans	LIBOR + 6.000%, 1.000% Floor	3/31/2020	5,970,000	6,073,281	5,902,838	(170,443)
TravelCLICK, Inc.	Hotel, Gaming & Leisure	Senior Secured First Lien Term loans	LIBOR + 4.500%, 1.250% Floor	5/12/2021	14,963,449	14,813,815	14,738,998	(74,817)
Tribune Publishing Co.	Media: Advertising, Printing & Publishing	Senior Secured First Lien Term loans	LIBOR + 4.750%, 1.000% Floor	8/4/2021	10,000,000	9,920,000	9,850,000	(70,000)

Company(1)	Industry(4)	Type of Investment	Coupon Rate	Maturity	Par Amount	Initial Notional Cost(2)	Fair Value	Unrealized Appreciation (Depreciation)
Viking Acquisition, Inc.	Automotive	Senior Secured First Lien Term loans	LIBOR + 4.250%, 1.250% Floor	11/5/2016	3,660,571	3,665,146	3,613,276	(51,870)
Visant Corporation	Consumer goods: Durable	Senior Secured First Lien Term loans	LIBOR + 6.000%, 1.000% Floor	9/23/2021	15,000,000	14,700,000	14,550,000	(150,000)
YP, LLC	Media: Advertising, Printing & Publishing	Senior Secured First Lien Term loans	LIBOR + 6.750%, 1.250% Floor	6/4/2018	4,260,870	4,292,826	4,268,709	(24,117)
YRC Worldwide, Inc.	Transportation: Cargo	Senior Secured First Lien Term loans	LIBOR + 7.000%, 1.000% Floor	2/13/2019	9,937,437	9,925,124	9,831,902	(93,222)

						$209,523,834	$201,538,003	$(7,985,831)
Total accrued interest income, net of expenses								334,234

Total unrealized depreciation on total return swap								$(7,651,597)

(1)	All investments are domiciled in the United States except for Livingston International, Inc., which is domiciled in Canada.
(2)	Represents the initial amount of par of an investment in which the TRS is referenced.
(3)	The investment is not a qualifying asset under the 1940 Act, as amended.
(4)	The December 31, 2014 industry classifications have been modified to conform with the June 30, 2015 industry classifications.

Note 6. Borrowings

As a BDC, the Company is only allowed to employ leverage to the extent that its asset coverage, as defined in the 1940 Act, equals at least 200% after giving effect to such leverage. The amount of leverage that the Company employs at any time depends on its assessment of the market and other factors at the time of any proposed borrowing.

The fair value of the Company’s debt obligation is determined in accordance with ASC 820, which defines fair value in terms of the price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The fair value of the Company’s margin borrowings are estimated based upon market interest rates for its own borrowings or entities with similar credit risk, adjusted for nonperformance risk, if any. The Company’s debt obligation is recorded at its carrying value, which approximates fair value. As of June 30, 2015 and December 31, 2014, Alpine’s borrowings under the Alpine Credit Facility totaled $185,500,000 and $121,500,000, respectively, and was recorded as part of revolving credit facility payable on the consolidated statements of assets and liabilities.

ING Credit Facility

On November 24, 2014, the Company amended its existing senior secured syndicated revolving credit facility (the “ING Credit Facility”) pursuant to a Senior Secured Revolving Credit Agreement (the “Revolving Credit Agreement”) with certain lenders party thereto from time to time and ING Capital LLC, as administrative agent. The ING Credit Facility matures on December 4, 2017 and is secured by substantially all of the Company’s assets, subject to certain exclusions as further set forth in a Guarantee, Pledge and Security Agreement (the “Security Agreement”) entered into in connection with the Revolving Credit Agreement, among the Company, the Subsidiary Guarantors party thereto, ING Capital LLC, as Administrative Agent, each Financial Agent and Designated Indebtedness Holder party thereto and ING Capital LLC, as Collateral Agent. The ING Credit Facility also includes usual and customary representations, covenants and events of default for senior secured revolving credit facilities of this nature.

The ING Credit Facility allows for the Company, at its option, to borrow money at a rate of either (i) an alternate base rate plus 1.75% per annum or (ii) LIBOR plus 2.75% per annum. The interest rate margins are subject to certain step-downs upon the satisfaction of certain conditions described in the Revolving Credit Agreement. The alternate base rate will be the greatest of (i) the U.S. Prime Rate set forth in the Wall Street Journal, (ii) the federal funds effective rate plus 1/2 of 1%, and (iii) three month LIBOR plus 1%. As of June 30, 2015 and December 31, 2014, the commitment under the

ING Credit Facility was $135,000,000 and $150,000,000, respectively, and the ING Credit Facility includes an accordion feature that allows for potential future expansion of the ING Credit Facility up to a total of $500,000,000. Availability of loans under the ING Credit Facility is linked to the valuation of the collateral pursuant to a borrowing base mechanism.

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

As of June 30, 2015 and December 31, 2014, the carrying amount of the Company’s borrowings under the ING Credit Facility approximated their fair value. The fair value of the Company’s debt obligation is determined in accordance with ASC 820, which defines fair value in terms of the price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The fair value of the Company’s borrowing under the ING Credit Facility is estimated based upon market interest rates of the Company’s borrowing or entities with similar credit risk, adjusted for nonperformance risk, if any. At June 30, 2015 and December 31, 2014, the ING Credit Facility would be deemed to be Level 3, as defined in Note 4.

As of June 30, 2015 and December 31, 2014, $1,182,853 and $1,992,919 of financing costs related to the ING Credit Facility have been capitalized and are being amortized over the respective terms, respectively. For the three and six months ended June 30, 2015, the Company recorded $1,017,828 and $1,988,612, respectively, of interest and financing expenses related to the ING Credit Facility, of which $859,624 and $1,638,896 was attributable to interest and $158,204 and $349,716 was attributable to amortization of deferred financing costs, respectively. For the three and six months ended June 30, 2014, the Company recorded $506,299 and $669,700, respectively, of interest and financing expenses related to the ING Credit Facility, of which $355,311 and $401,654 was attributable to interest and $150,988 and $268,046 was attributable to amortization of deferred financing costs, respectively. As of June 30, 2015 and December 31, 2014, the Company’s outstanding borrowings under the ING Credit Facility were $170,000,000 and $115,000,000, respectively. For the three and six months ended June 30, 2015, the Company’s weighted average outstanding debt balance and interest rate on the ING Credit Facility was $96,263,736 and 3.2% and $93,287,293 and 3.2%, respectively. For the three and six months ended June 30, 2014, the Company’s weighted average outstanding debt balance and interest rate on the ING Credit Facility was $51,250,000 and 2.8% and $33,857,143 and 2.4%, respectively.

Alpine Credit Facility

On July 23, 2014, the Company’s newly-formed, wholly-owned, special purpose financing subsidiary, Alpine, entered into a revolving credit facility (the “Alpine Credit Facility”) pursuant to a Loan Agreement with JPMorgan Chase Bank, National Association (“JPMorgan”), as administrative agent and lender, the Financing Providers from time to time party thereto, SIC Advisors LLC, as the portfolio manager, and the Collateral Administrator, Collateral Agent and Securities Intermediary party thereto (the “Loan Agreement”). Alpine’s obligations to JPMorgan under the Alpine Credit Facility are secured by a first priority security interest in substantially all of the assets of Alpine, including its portfolio of loans. The obligations of Alpine under the Alpine Credit Facility are non-recourse to the Company.

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

Pricing under the Alpine Credit Facility for each one month calculation period is based on the London Interbank Offered Rate (“LIBOR”) for an interest period of one month, plus a spread of 3.25% per annum. If LIBOR is unavailable, pricing will be determined at the prime rate offered by JPMorgan or the federal funds effective rate, plus a spread of 3.25% per annum. Interest is payable monthly in arrears. Beginning February 23, 2015, Alpine is required to pay a commitment fee equal to .50% on the average daily unused amount of the financing commitments to the extent $150,000,000 has not been borrowed. Alpine also paid a set-up fee and incurred certain other customary costs and expenses in connection with obtaining the Alpine Credit Facility on July 23, 2014, and its first amendment which increased the aggregate principal amount from $150,000,000 to $300,000,000 on February 6, 2015.

Borrowings of Alpine will be considered borrowings of the Company for purposes of complying with the asset coverage requirements under the 1940 Act, as amended, applicable to business development companies.

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

As of June 30, 2015 and December 31, 2014, the carrying amount of the Company’s borrowings under the Alpine Credit Facility approximated the fair value of the Company’s debt obligation. The fair value of the Company’s debt obligation is determined in accordance with ASC 820, which defines fair value in terms of the price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The fair value of the Company’s borrowing under the Alpine Credit Facility is estimated based upon market interest rates of the Company’s borrowing or entities with similar credit risk, adjusted for nonperformance risk, if any. At June 30, 2015 and December 31, 2014, the Alpine Credit Facility would be deemed to be Level 3, as defined in Note 4.

As of June 30, 2015 and December 31, 2014, $2,216,208 and $1,050,000 of financing costs related to the Alpine Credit Facility has been capitalized and is being amortized over the respective terms, respectively. For the three and six months ended June 30, 2015, the Company recorded $1,439,781 and $2,579,825 of interest and financing expenses related to the Alpine Credit Facility, of which $1,265,467 and $2,318,826 was attributable to interest and $174,314 and $260,999 was attributable to amortization of deferred financing costs. As of June 30, 2015 and December 31, 2014, the Company’s outstanding borrowing under the Alpine Credit Facility was $185,500,000 and $121,500,000, respectively. For the three and six months ended June 30, 2015, the Company’s weighted average outstanding debt balance and interest rate on the Alpine Credit Facility was $144,822,260 and 3.5% and $133,225,556 and 3.5%, respectively.

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

The base management fee is calculated at an annual rate of 1.75% of the Company’s gross assets payable quarterly in arrears. For purposes of calculating the base management fee, the term “gross assets” includes any assets acquired with the proceeds of leverage. “Gross assets” also includes any cash collateral posted with respect to the TRS, adjusted for realized and unrealized appreciation. For the first quarter of the Company’s operations, the base management fee was calculated based on the initial value of the Company’s gross assets. Subsequently, the base management fee is calculated based on the gross assets at the end of each completed calendar quarter. Base management fees for any partial quarter are appropriately prorated. For the three and six months ended June 30, 2015, the Company recorded an expense for base management fees of $4,243,146 and $7,963,543, respectively, of which $4,243,147 was payable at June 30, 2015. For the three and six months ended June 30, 2014, the Company recorded an expense for base management fees of $1,768,047 and $2,910,818, respectively, of which $3,271,387 was payable at December 31, 2014.

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

For the three and six months ended June 30, 2015, the Company recorded an incentive fee on net income of $2,122,395 and $2,392,892, respectively. For the three and six months ended June 30, 2014, the Company recorded an incentive fee of $326,458 and $438,949, respectively. As of June 30, 2015 and December 31, 2014, the Company recorded an incentive fee on net income payable of $2,122,395 and $0, respectively.

A capital gains incentive fee will be earned on realized investments and shall be payable in arrears as of the end of each calendar year during which the IAA is in effect. If the IAA is terminated, the fee will also become payable as of the effective date of such termination. The fee equals 20% of the realized capital gains, less the aggregate amount of any previously paid capital gains incentive fees. The incentive fee on capital gains is equal to realized capital gains on a cumulative basis from inception, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis.

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

For the three and six months ended June 30, 2015, the Company recorded a capital gains incentive fee of $0 and $0, respectively. For the three and six months ended June 30, 2014, the Company recorded a capital gains incentive fee of $0 and $0, respectively. As of June 30, 2015 and December 31, 2014, the Company recorded a capital gains incentive fee payable of $0 and $0, respectively.

Prior to June 2, 2014, SIC Advisors bore all organizational and offering expenses, as defined in the IAA, on behalf of the Company until the Company’s gross proceeds in connection with the sale of its common stock exceeded $300,000,000. Beginning June 2, 2014, the Company is responsible for all ongoing organization and offering expenses.

Pursuant to the terms of the IAA, the Company has agreed to reimburse SIC Advisors for any such organizational and offering expenses incurred by SIC Advisors (“O&O Reimbursable Expenses”) prior to June 2, 2014 not to exceed 1.25% of the gross subscriptions raised by the Company over the course of the offering period, which is currently scheduled to terminate April 17, 2016, unless further extended.

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

SIC Advisors has been fully reimbursed for all O&O Reimbursable Expenses from inception to date as of February of 2015, which totaled $5,602,303. For the three and six months ended June 30, 2015, SIC Advisors did not incur any O&O Reimbursable Expenses. For the three and six months ended June 30, 2014, SIC Advisors incurred O&O Reimbursable Expenses of $473,662 and $1,551,110, respectively. For the three and six months ended June 30, 2015, the Company reimbursed SIC Advisors $0 and $517,486, respectively. For the three and six months ended June 30, 2014, the Company reimbursed SIC Advisors $1,123,416 and $2,113,905, respectively. As of June 30, 2015 and December 31, 2014, $0 and $54,753 have been accrued related to O&O Expenses to be reimbursed to SIC Advisors and are reflected in the consolidated statements of assets and liabilities as a component of due to affiliate, respectively.

Administration Agreement

On April 5, 2012, the Company entered into an administration agreement (the “Administration Agreement”) with Medley Capital LLC, pursuant to which Medley Capital LLC furnishes the Company with administrative services necessary to conduct its day-to-day operations. On February 28, 2013, Medley Capital LLC entered into a Sub-Administration Agreement with State Street Bank Global Fund Accounting and Custody to perform certain financial, accounting, administrative and other services on behalf of the Company. On March 12, 2014, the Company’s board of directors approved the renewal of the Administration Agreement for an additional one-year term at an in-person meeting. Medley Capital LLC is reimbursed for administrative expenses it incurs on the Company’s behalf in performing its obligations. Such costs are reasonably allocated to the Company on the basis of assets, revenues, time records or other reasonable methods. The Company does not reimburse Medley Capital LLC for any services for which it receives a separate fee or for rent, depreciation, utilities, capital equipment or other administrative items allocated to a controlling person of Medley Capital LLC. Medley Capital LLC is an affiliate of SIC Advisors. For the three and six months ended June 30, 2015, the Company recorded an expense of $538,692 and $1,094,441, relating to administrator expenses. For the three and six months ended June 30, 2014, the Company recorded an expense of $272,579 and $500,795, relating to administrator expenses. As of June 30, 2015 and December 31, 2014, the Company had $538,692 and $450,058 in administrator expenses payable, respectively.

Expense Support and Reimbursement Agreement

On June 29, 2012, the Company entered into an Expense Support and Reimbursement Agreement (the “Expense Support Agreement”) with SIC Advisors. Pursuant to the Expense Support Agreement, SIC Advisors has agreed to reimburse the Company for operating expenses in an amount equal to the difference between distributions paid to the Company’s stockholders in each month, less the sum of the Company’s net investment income, the Company’s net realized capital gains and dividends paid to the Company from its portfolio companies during such period (“Expense Support Reimbursement”). To the extent that no dividends or other distributions are paid to the Company’s stockholders in any given month, then the Expense Support Reimbursement for such month shall be equal to such amount necessary in order for Available Operating Funds for the month to equal zero. The terms of the Expense Support Agreement commenced as of the date that the Company’s registration statement was declared effective by the SEC and continued monthly thereafter until December 31, 2012. Most recently, on June 2, 2015, the Company’s board of directors approved an extension of the Expense Support Agreement through December 31, 2015.

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

For the three and six months ended June 30, 2015, the Company recorded net Expense Support Reimbursements of $1,941,494 and $3,935,012, respectively, on the consolidated statements of operations and gross Expense Support Reimbursements. For the three and six months ended June 30, 2014, the Company recorded net Expense Support Reimbursements of $2,143,066 and $3,456,536, respectively, on the consolidated statements of operations and gross Expense Support Reimbursements. Repayments of amounts paid by SIC Advisors to the Company under the Expense Support Agreement will be accrued as they become probable and estimable. The Company may only remit payment to SIC Advisors for Expense Support Reimbursements to the extent that the Company’s excess net income eligible for reimbursement (i) does not cause the Operating Expense Ratio to exceed such ratio in effect at the time that the original Expense Payment Obligation was incurred, and (ii) to the extent that the current Annualized Distribution Rate is not below such rate in effect at the time that the original Expense Payment Obligation was incurred. The Company refers to Expense Support Reimbursements that are eligible for reimbursement to SIC Advisors by virtue of having satisfied the conditions described above as a “Crystalized Reimbursement.” For the three and six months ended June 30, 2015, the Company recorded $206,968 of Crystalized Reimbursement which is included in Due to Affiliate of the Consolidated Statement of Assets and Liabilities. For the three and six months ended June 30, 2014 the Company did not record any Crystalized Reimbursement. As of June 30, 2015 and December 31, 2014 the total amounts eligible for reimbursement of the Company to SIC Advisors was $14,268,843 and $10,540,799, respectively.

The following table provides information regarding liabilities incurred by SIC Advisors pursuant to the Expense Support Agreement as well as other information relating to the Company’s ability to reimburse SIC Advisors for such payments:

Quarter Ended	Amount of Expense Payment Obligation	Amount Repaid to SIC Advisors	Operating Expense Ratio (1)	Annualized Distribution Rate (2)	Eligible to be Repaid Through
June 30, 2012	$454,874	$454,874	6.13%	8.00%	June 30, 2015
September 30, 2012	437,303	437,303	4.05%	8.00%	September 30, 2015
December 31, 2012	573,733	573,733	3.91%	8.00%	December 31, 2015
March 31, 2013	685,404	35,028	1.71%	8.00%	March 31, 2016
June 30, 2013	732,425	—	1.00%	7.84%	June 30, 2016
September 30, 2013	1,262,848	—	0.83%	7.84%	September 30, 2016
December 31, 2013	1,258,575	—	0.45%	7.84%	December 31, 2016
March 31, 2014	1,313,470	—	0.45%	7.80%	March 31, 2017
June 30, 2014	2,143,066	—	0.38%	7.80%	June 30, 2017
September 30, 2014	1,717,593	123,025	0.38%	7.77%	September 30, 2017
December 31, 2014	1,585,471	—	0.47%	8.00%	December 31, 2017
March 31, 2015	1,993,518	—	0.43%	8.00%	March 31, 2018
June 30, 2015	1,941,494	—	0.64%	8.00%	June 30, 2018

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

Opportunities for co-investments may arise when SIC Advisors or an affiliated adviser becomes aware of investment opportunities that may be appropriate for the Company and other clients or affiliated funds. As a BDC, the Company was substantially limited in its ability to co-invest in privately negotiated transactions with affiliated funds until it obtained an exemptive order from the SEC on November 25, 2013 (the “Exemptive Order”). The Exemptive Order permits the Company to participate in negotiated co-investment transactions with certain affiliates, each of whose investment adviser is Medley LLC, the parent company of SIC Advisors, or an investment adviser controlled by Medley LLC, in a manner consistent with its investment objective, strategies and restrictions, as well as regulatory requirements and other pertinent factors. Co-investment under the Exemptive Order is subject to certain conditions therein, including the condition that, in the case of each co-investment transaction, the Company’s board of directors determines that it would be advantageous for the Company to co-invest in a manner described in the Exemptive Order. Before receiving the Exemptive Order, the Company only participated in co-investments that were allowed under existing regulatory guidance, such as syndicated loan transactions where price was the only negotiated term, which limited the types of investments that the Company could make. Please refer to footnote 4 to the consolidated schedule of investments as of June 30, 2015 and December 31, 2014 for disclosures regarding securities also held by affiliated funds.

Note 9. Directors Fees

Prior to April 1, 2015, the Company’s independent directors each received an annual retainer fee of $30,000 and further received a fee of $2,500 ($1,000 for telephonic attendance) for each regularly scheduled board meeting and a fee of $1,000 for each special board meeting and all committee meetings as well as reimbursement of reasonable and documented out-of-pocket expenses incurred in connection with attending each board or committee meeting. In addition, prior to April 1, 2015, the chairman of the audit committee received an annual retainer of $10,000, while the chairman of any other committee received an annual retainer of $2,500. Effective April 1, 2015, the Company’s independent directors each receive an annual retainer of $50,000 and further receive a fee of $4,000 ($2,000 for telephonic attendance) for each regularly scheduled board meeting and a fee of $2,000 for each special board meeting and all committee meetings as well as reimbursement of reasonable and documented out-of-pocket expenses incurred in connection with attending each board or committee meeting. In addition, effective April 1, 2015, the chairman of the audit committee receives an annual retainer of $15,000 , while the chairman of any other committee receives an annual retainer of $5,000. For the three and six months ended June 30, 2015, the Company recorded directors’ fees expenses of $62,500 and $109,625, respectively, and were recorded on the consolidated statements of operations in general and administrative expenses. As of June 30, 2015 and December 31, 2014, the Company recorded $0 on the consolidated statements of assets and liabilities in accounts payable and accrued expenses. For the three and six months ended June 30, 2014, the Company recorded directors’ fees expenses of $41,646 and $82,835, respectively, of which $0 was payable at December 31, 2014.

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

The following table sets forth the computation of the weighted average basic and diluted net increase in net assets per share from operations for the three and six months ended June 30:

	For the three months ended June 30,		For the six months ended June 30,
	2015	2014	2015	2014
Net increase/(decrease) in net assets from operations	$11,569,366	$7,235,329	$23,567,246	$11,682,877
Weighted average common shares outstanding	67,418,067	29,185,996	62,912,383	24,802,153
Earnings per common share-basic and diluted	$0.17	$0.25	$0.37	$0.47

Note 11. Commitments

The Company’s investment portfolio may contain debt investments that are in the form of lines of credit and unfunded delayed draw commitments, which require the Company to provide funding when requested by portfolio companies in accordance with the terms of the underlying loan agreements. As of June 30, 2015 and December 31, 2014 the Company had $18,254,641 and $12,625,200 unfunded commitments under loan and financing agreements.

	As of
	June 30, 2015	December 31, 2014
Alpha Media LLC	$3,750,000	$—
AM3 Pinnacle Corporation	—	144,424
Black Angus Steakhouses LLC	4,464,286	—
DHISCO Electronic Distributions, Inc.	1,904,762	1,904,762
Nation Safe Drivers Holdings, Inc.	—	2,440,421
Oxford Mining Company, LLC	8,135,593	8,135,593

Total	$18,254,641	$12,625,200

Note 12. Other Fee Income

Fee income consists of origination/closing fee, amendment fee, prepayment penalty, administrative agent fee, transaction break-up fee and other miscellaneous fees. Origination fees, prepayment fees, amendment fees, and other similar fees are non-recurring fee sources. Such fees are received on a transaction by transaction basis and do not constitute a regular stream of income. The following tables summarize the Company’s other fee income for the three and six months ended June 30:

	For the three months ended June 30,		For the six months ended June 30,
	2015	2014	2015	2014
Origination fee	$3,514,112	$507,699	$4,796,567	$1,177,388
Prepayment fee	926,105	115,000	926,105	265,000
Amendment fee	513,525	25,107	548,958	32,163
Administrative agent fee	11,471	4,315	12,838	8,678
Other fees	55,217	1,607	63,036	5,149

Fee income	$5,020,430	$653,728	$6,347,504	$1,488,378

Note 13. Distributions and Share Repurchase Plan Distributions

Distributions to common stockholders are recorded on the ex-dividend date. The amount to be paid out as a distribution is determined by the Company’s board of directors.

The Company has adopted an “opt in” distribution reinvestment plan (“DRIP”) pursuant to which the Company’s common stockholders may elect to have the full amount of any cash distributions reinvested in additional shares of the Company’s common stock. As a result, if the Company declares a cash dividend or other distribution, each stockholder that has “opted in” to the Company’s reinvestment plan will have their distributions automatically reinvested in additional shares of the Company’s common stock rather than receiving cash distributions. Stockholders who receive distributions in the form of shares of common stock will be subject to the same federal, state and local tax consequences as if they received cash distributions. For the six months ended June 30, 2015, the Company distributed a total of $25,374,463, of which, $13,283,301 was in cash and $12,091,162 was in the form of common shares associated with the DRIP. For the six months ended June 30, 2014, the Company distributed a total of $10,192,078, of which, $5,641,826, was in cash and $4,550,252 was in the form of common shares associated with the DRIP.

The following table reflects the cash distributions per share that the Company declared or paid to its stockholders since it commenced operations in April 2012. Stockholders of record as of each respective record date were entitled to receive the distribution.

Record Date	Payment Date	Amount per share
July 13 and 31, 2012	August 1, 2012	$0.03333
August 15 and 31, 2012	September 4, 2012	0.03333
September 14 and 28, 2012	October 1, 2012	0.03333
October 15 and 30, 2012	October 31, 2012	0.03333
November 15 and 29, 2012	November 30, 2012	0.03333
December 14 and 28, 2012	December 31, 2012	0.03333
January 15 and 31, 2013	January 31, 2013	0.03333
February 15 and 28, 2013	February 28, 2013	0.03333
March 15 and 29, 2013	March 29, 2013	0.03333
April 15 and 30, 2013	April 30, 2013	0.03333
May 15 and 31, 2013	May 31, 2013	0.03333
June 14 and 28, 2013	June 28, 2013	0.03333
July 15 and 31, 2013	July 31, 2013	0.03333
August 15 and 30, 2013	August 30, 2013	0.03333
September 13 and 30, 2013	September 30, 2013	0.03333
October 15 and 31, 2013	October 31, 2013	0.03333
November 15 and 29, 2013	November 29, 2013	0.03333
December 13 and 31, 2013	December 31, 2013	0.03333
January 15 and 31, 2014	January 31, 2014	0.03333
February 14 and 28, 2014	February 28, 2014	0.03333
March 14 and 31, 2014	March 31, 2014	0.03333
April 15 and 30, 2014	April 30, 2014	0.03333
May 15 and 30, 2014	May 30, 2014	0.03333
June 13 and 30, 2014	June 30, 2014	0.03333
July 15 and 31, 2014	July 31, 2014	0.03333
August 15 and 29, 2014	August 29, 2014	0.03333
September 15 and 30, 2014	September 30, 2014	0.03333
October 15 and 31, 2014	October 31, 2014	0.03333
November 14 and 28, 2014	November 28, 2014	0.03333
December 15 and 31, 2014	December 31, 2014	0.03333
January 15 and 30, 2015	January 30, 2015	0.03333
February 13 and 27, 2015	February 27, 2015	0.03333
March 13 and 31, 2015	March 31, 2015	0.03333
April 15 and 30, 2015	April 30, 2015	0.03333
May 15 and 29, 2015	May 29, 2015	0.03333
June 15 and 30, 2015	June 30, 2015	0.03333
July 15 and 31, 2015	July 31, 2015	0.03333
August 14 and 31, 2015	August 31, 2015	0.03333
September 15 and 30, 2015	September 30, 2015	0.03333

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

The following table reflects activity under the Company’s Share Repurchase Plan:

Offer Date	Quantity Offered	Price per Share	Repurchase Date	Repurchase Quantity
6/4/13	16,652	$9.18	—	—
8/8/13	32,627	$9.13	9/27/13	3,642
11/7/13	60,966	$9.14	12/19/13	5,826
3/12/14	120,816	$9.18	4/25/14	9,835
5/6/14	199,476	$9.20	6/13/14	17,777
8/5/14	294,068	$9.25	9/12/14	35,887
11/5/14	411,894	$9.22	12/24/14	411,894
3/4/15	535,571	$8.97	4/24/15	68,472
5/6/15	620,420	$8.98	6/24/15	90,916
8/5/15	726,034	$8.96	N/A	N/A

In the event of the death or disability of a stockholder, the Company will repurchase the shares held by such stockholder at a price equal to the net asset value per share of our shares as disclosed in the periodic report we file with the SEC immediately following the date of the death or disability of such stockholder. During the three and six months ended June 30, 2015, the Company repurchased 0 and 28,458, respectively, due to death. During the three and six months ended June 30, 2014, the Company repurchased 0 and 3,000 shares, respectively, due to death.

Note 14. Financial Highlights

The following is a schedule of financial highlights of the Company for the six months ended June 30:

	2015	2014	2013
Per Share Data:(1)
Net asset value at beginning of period	$8.97	$9.18	$8.96
Net investment income/(loss)	0.33	0.25	0.40
Net realized gains/(losses) on investments and total return swap	0.08	0.16	0.03
Net unrealized appreciation/(depreciation) on investments and total return swap	(0.02)	0.06	0.14

Net increase/(decrease) in net assets	0.39	0.47	0.57
Distributions declared from net investment income(2)	(0.40)	(0.24)	(0.37)
Distributions from net realized capital gains	—	(0.16)	(0.03)

Total distributions to stockholders	(0.40)	(0.40)	(0.40)
Issuance of common stock above net asset value(3)	—	—	—
Net asset value at end of period	8.96	9.25	9.13
Total return based on net asset value(4)(5)	4.41%	5.20%	6.36%
Portfolio turnover rate(6)	9.36%	34.10%	32.06%
Shares outstanding at end of period	71,353,239	34,455,001	5,939,363
Net assets at end of period	639,024,134	318,696,039	54,211,809
Ratio/Supplemental Data (annualized):
Ratio of net investment income/(loss) to average net assets(5)	7.04%	5.57%	10.22%
Ratio of net expenses (including incentive fees) to average net assets(5)	5.79%	4.60%	4.87%
Ratio of incentive fees to average net assets	0.80%	0.39%	0.19%
Supplemental Data (annualized):
Asset coverage ratio per unit(7)	$2,328	$2,799	$3,347
Percentage of non-recurring fee income(8)	16.54%	12.95%	4.07%
Ratio of operating expenses to average net assets	4.99%	4.21%	6.26%
Ratio of interest and financing related expenses to average net assets	1.33%	0.60%	0.36%

(1)

The per share data was derived by using the weighted average shares outstanding during the six months ended June 30, 2015, 2014, and 2013, which were 62,912,383, 24,802,153, and 4,193,642, respectively.

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
(5)

Total returns, ratios of net investment income/(loss), and ratios of net expenses to average net assets for the six months ended June 30, 2015, 2014, and 2013, prior to the effect of the Expense Support and Reimbursement Agreement were as follows: total return 3.77%, 4.48%, and (5.92%) and ratio of net investment income/(loss): 5.75%, 2.51%, and (38.99%) and ratio of net expenses to average net assets: 7.15%, 7.74%, and 49.75%, respectively.

(6)	Not annualized.
(7)

Asset coverage per unit is the ratio of the carrying value of the Company’s total consolidated assets for regulatory purposes, which includes the underlying fair value of net TRS, less all liabilities and indebtedness not represented by senior securities to the aggregate amount of Senior Securities representing indebtedness and the implied leverage on the TRS. Asset coverage per unit is expressed in terms of dollars per $1,000 of indebtedness. As of June 30, 2015, 2014, and 2013, the Company’s Asset Coverage Per Unit including unfunded commitments was $2,243, $2,729, and $3,347, respectively.

(8)	Represents the impact of non-recurring fees over total investment income.

Note 15. Subsequent Events

Management has evaluated subsequent events through the date of issuance of the consolidated financial statements included herein. There have been no subsequent events that occurred during such period that would require disclosure in this Form 10-Q or would be required to be recognized in the consolidated financial statements as of and for the three and six months ended June 30, 2015, except as disclosed below.

The Company issued common shares and received gross proceeds of approximately $27.6 million subsequent to June 30, 2015.

On August 5, 2015, Sierra Senior Loan Strategy JV I LLC closed on a $100 million 7-year senior secured credit facility.

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

Such forward-looking statements may include statements preceded by, followed by or that otherwise include the words “trend,” “opportunity,” “pipeline,” “believe,” “comfortable,” “expect,” “anticipate,” “current,” “intention,” “estimate,” “position,” “assume,” “potential,” “outlook,” “continue,” “remain,” “maintain,” “sustain,” “seek,” “achieve,” and similar expressions, or future or conditional verbs such as “will,” “would,” “should,” “could,” “may,” or similar expressions. The forward looking statements contained in this quarterly report involve risks and uncertainties. Our actual results could differ materially from those implied or expressed in the forward-looking statements for any reason, including the factors set forth as “Risk Factors” in this quarterly report on Form 10-Q.

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

On April 17, 2012 we successfully reached the minimum escrow requirement and officially commenced operations by receiving gross proceeds of $10 million in exchange for 1,108,033.24 shares of our common stock sold to SIC Advisors. As of June 30, 2015, we have combined proceeds, including leverage through a revolving credit facility with ING Capital LLC and a revolving credit facility with JP Morgan Chase through Alpine Funding LLC, our wholly-owned special purpose financing subsidiary, which we have used to invest $878.3 million across 85 portfolio companies.

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

Revenues

We generate revenue in the form of interest on the debt securities that we hold and distributions and capital gains on other interests that we acquire in our portfolio companies. We expect that the senior debt we invest in will generally have stated terms of approximately six years and that the subordinated debt we invest in will generally have stated terms of approximately seven years. Our senior and subordinated debt investments bear interest at a fixed or floating rate. Interest on debt securities is generally payable monthly, quarterly or semiannually. In addition, some of our investments provide for deferred interest payments or payment-in-kind (“PIK”) interest. The principal amount of the debt securities and any accrued but unpaid interest generally will become due at the maturity date. In addition, we may generate revenue in the form of commitment and other fees in connection with our transactions. Original issue discounts and market discounts or premiums will be capitalized, and we will accrete or amortize such amounts as interest income. We will record prepayment premiums on loans and debt securities as income. Dividend income, if any, will be recognized on an accrual basis to the extent that we expect to collect such amounts.

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

Portfolio and Investment Activity

As of June 30, 2015, our portfolio consisted of investments in 85 portfolio companies with a fair value of $871.1 million, and was comprised of 62.0% Senior Secured first lien term loans, 29.5% Senior Secured second lien term loans, 7.7% Senior Secured first lien notes and 0.8% warrants and equity.

As of December 31, 2014, our investment portfolio consisted of investments in 73 portfolio companies with a fair value of $616.9 million, and was comprised of 54.3% Senior Secured first lien term loans, 35.9% Senior Secured second lien term loans, 8.7% Senior Secured first lien notes, 0.2% Senior Secured second lien notes, 0.5% preferred equity, and 0.4% warrants.

As of June 30, 2015, our income-bearing investment portfolio, which represented 99.7% of our total portfolio, had a weighted average yield based upon the cost of our portfolio investments of approximately 9.2%, and 12.0% of our income-bearing portfolio bore interest based on fixed rates, and 88.0% of our income-bearing portfolio bore interest on floating rates, such as LIBOR.

As of December 31, 2014, our income-bearing investment portfolio, which represented 99.6% of our total portfolio, had a weighted average yield based upon the cost of our portfolio investments of approximately 9.1%, and 10.0% of our income-bearing portfolio bore interest based on fixed rates, and 90.0% of our income-bearing portfolio bore interest on floating rates, such as LIBOR.

During the quarter ended June 30, 2015, we invested $188.8 million of principal in directly originated transactions across 11 portfolio companies and $6.0 million of principal in syndicated transactions across

1 portfolio company. As of June 30, 2015, the investment portfolio was comprised of $726.2 million of principal in directly originated transactions across 60 portfolio companies and $155.0 million of principal in syndicated transactions across 25 portfolio companies.

The following table summarizes the amortized cost and the fair value of investments, not including cash as of June 30, 2015:

	Amortized Cost	Percentage	Fair Value	Percentage
Senior secured first lien term loans	$543,460,235	61.9%	$539,736,588	62.0%
Senior secured second lien term loans	261,103,525	29.7	257,174,465	29.5
Senior secured first lien notes	68,133,606	7.8	67,531,506	7.7
Warrants/Equity	5,638,024	0.6	6,701,560	0.8

Total	$878,335,390	100.0%	$871,144,119	100.0%

The following table summarizes the amortized cost and the fair value of investments, not including cash as of December 31, 2014:

	Amortized Cost	Percentage	Value	Percentage
Senior secured first lien term loans	$335,675,585	54.0%	$335,182,650	54.3%
Senior secured second lien term loans	223,990,513	36.1	221,863,203	35.9
Senior secured first lien notes	55,380,821	8.9	53,699,500	8.7
Senior secured second lien notes	986,238	0.2	1,008,274	0.2
Warrants/Equity	4,935,360	0.8	5,161,466	0.9

Total	$620,968,517	100.0%	$616,915,093	100.0%

The weighted average current yield to maturity, including the yield of cash collateral on total return swap, based on fair value at June 30, 2015 was as follows:

	Percentage of Total Investments	Weighted Average Current Yield for Total Investments
Senior Secured First Lien Term Loans	57.9%	9.8%
Senior Secured First Lien Notes	7.2	10.8
Senior Secured Second Lien Term Loans	27.6	10.8
Senior Secured Second Lien Notes	—	—
Equity/Warrants	7.3	20.0

Total	100.0%	10.9%

The following table shows the portfolio composition by industry grouping, including the TRS underlying loans, based on fair value at June 30, 2015:

	Investments at Fair Value(1)	Percentage of Total Portfolio(1)	Value of TRS Underlying Loans	Percentage of TRS Underlying Loans	Total Investments at Fair Value including the value of TRS Underlying Loans	Percentage of Total Portfolio Including the value of TRS Underlying Loans
Services: Business	$122,053,656	14.0%	$16,842,721	7.3%	$138,896,377	12.6%
Hotel, Gaming & Leisure	79,784,991	9.2	34,019,701	14.8	113,804,692	10.3
Banking, Finance, Insurance & Real Estate	90,478,151	10.4	12,829,999	5.6	103,308,150	9.4
Automotive	84,804,665	9.7	—	0.0	84,804,665	7.7
High Tech Industries	63,319,078	7.3	12,905,082	5.6	76,224,160	6.9
Retail	68,420,847	7.9	5,628,150	2.5	74,048,997	6.7
Media: Advertising, Printing & Publishing	36,091,836	4.1	22,556,467	9.8	58,648,303	5.3
Construction & Building	44,479,107	5.1	5,874,978	2.6	50,354,085	4.6
Healthcare & Pharmaceuticals	37,733,760	4.3	5,468,050	2.4	43,201,810	3.9
Energy: Oil & Gas	36,369,249	4.2	6,055,616	2.6	42,424,865	3.9
Wholesale	40,443,097	4.6	—	0.0	40,443,097	3.7
Capital Equipment	15,056,508	1.7	23,505,407	10.2	38,561,915	3.5
Aerospace & Defense	34,725,137	4.0	—	0.0	34,725,137	3.2
Telecommunications	28,900,236	3.3	4,972,822	2.2	33,873,058	3.1
Services: Consumer	11,383,252	1.3	21,673,125	9.4	33,056,377	3.0
Metals & Mining	12,883,656	1.5	9,350,000	4.1	22,233,656	2.0
Transportation: Cargo	12,570,684	1.4	9,541,317	4.2	22,112,001	2.0
Media: Broadcasting & Subscription	17,346,408	2.0	—	0.0	17,346,408	1.6
Chemicals, Plastics & Rubber	12,328,495	1.4	3,972,497	1.7	16,300,992	1.5
Containers, Packaging & Glass	—	—	14,731,844	6.4	14,731,844	1.3
Consumer goods: Durable	—	—	14,377,700	6.3	14,377,700	1.3
Consumer goods: Non-durable	5,050,000	0.6	5,205,682	2.3	10,255,682	0.9
Beverage, Food & Tobacco	9,421,306	1.1	—	—	9,421,306	0.9
Media: Diversified & Production	7,500,000	0.9	—	—	7,500,000	0.7

	$871,144,119	100.0%	$229,511,158	100.0%	$1,100,655,277	100.0%

(1)	Does not include TRS underlying loans

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

The following table shows the distribution of our investments, not including cash and cash equivalents, on the 1 to 5 investment performance rating scale at fair value as of June 30, 2015:

	June 30, 2015		December 31, 2014
Investment Performance Rating	Investments at Fair Value	Percentage	Investments at Fair Value	Percentage
1	$5,091,186	0.6%	$—	—%
2	857,667,280	98.5	616,677,442	100.0
3	8,148,002	0.9	—	—
4	—	—	—	—
5	237,651	0.0	237,651	0.0

Total	$871,144,119	100.0%	$616,915,093	100.0%

Results of Operations

Operating results for the three and six months ended June 30, 2015 and 2014 are as follows:

	For the three months ended June 30		For the six months ended June 30
	2015	2014	2015	2014
Total investment income	$22,300,447	$6,813,824	$38,307,266	$11,410,038
Total expenses, net	10,188,515	3,057,705	17,296,007	5,161,270
Net investment income/(loss)	12,111,932	3,756,119	21,011,259	6,248,768
Net realized gain/(loss) from investments	3,132,468	2,234,348	5,287,120	3,943,310
Net unrealized gain/(loss) on investments and total return swap	(3,390,185)	1,244,862	(2,446,284)	1,490,799
Change in Provision for deferred taxes on unrealized gain on investments	(284,849)	—	(284,849)	—

Net increase/(decrease) in net assets resulting from operations	$11,569,366	$7,235,329	$23,567,246	$11,682,877

Investment Income

For the three months ended June 30, 2015, investment income totaled $22,300,447, of which $16,956,876 was attributable to portfolio interest, $5,020,430 was attributable to other fee income, $323,500 was attributable to PIK interest and $136 was attributable to interest from cash. For the three months ended June 30, 2014, investment income totaled $6,813,824, of which $6,055,653 was attributable to portfolio interest, $653,728 was attributable to other fee income, and $104,443 was attributable to PIK interest.

For the six months ended June 30, 2015, investment income totaled $38,307,266, of which $31,289,217 was attributable to portfolio interest, $6,347,504 was attributable to other fee income, $670,158 to PIK interest and $387 was attributable to interest from cash. For the six months ended June 30, 2014, investment income totaled $11,410,038, of which $9,813,514 was attributable to portfolio interest, $1,488,377 was attributable to other fee income, and $108,147 to PIK interest.

Operating Expenses

Operating expenses for the three months ended June, 2015 and 2014 were as follows:

	For the three months ended June 30		For the six months ended June 30
	2015	2014	2015	2014
Base management fees	$4,243,146	$1,768,047	$7,963,543	$2,910,818
Provisional incentive fees	2,122,395	326,458	2,392,892	438,949
Administrator expenses	538,692	272,579	1,094,441	500,795
Professional fees	623,994	250,370	1,173,975	505,698
Interest and financing expenses	2,125,092	506,299	3,957,723	669,700
Organizational and offering costs reimbursed to an affiliate	—	1,224,673	443,687	2,208,458
Offering costs	1,674,904	190,100	2,067,657	190,100
General and administrative expenses	801,786	662,245	2,137,101	1,193,288

Expenses before expense reimbursement	$12,130,009	$5,200,771	$21,231,019	$8,617,806

Expense Support and Reimbursement Agreement

On June 29, 2012, the Company entered into an Expense Support and Reimbursement Agreement (the “Expense Support Agreement”) with SIC Advisors. Pursuant to the Expense Support Agreement, SIC Advisors has agreed to reimburse the Company for operating expenses in an amount equal to the difference between distributions paid to the Company’s stockholders in each month, less the sum of the Company’s net investment income, the Company’s net realized capital gains and dividends paid to the Company from its portfolio companies during such period (“Expense Support Reimbursement”). To the extent that no dividends or other distributions are paid to the Company’s stockholders in any given month, then the Expense Support Reimbursement for such month shall be equal to such amount necessary in order for Available Operating Funds for the month to equal zero. The terms of the Expense Support Agreement commenced as of the date that the Company’s registration statement was declared effective by the SEC and continued monthly thereafter until December 31, 2012. Subsequently, the Company’s board of directors approved amendments to the Expense Support Agreement that extended the term from December 31, 2012 to December 31, 2015.

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

As of June 30, 2015, we recorded $6,378,866 in our statements of assets and liabilities as due from affiliate relating to the Expense Support Agreement. For the three and six months ended June 30, 2015, we recorded expense reimbursements of $1,941,494 and $3,935,012 on the statement of operations. Expense reimbursements to SIC Advisors will be accrued as they become probable and estimable.

Net Realized Gains/Losses from Investments

We measure realized gains or losses by the difference between the net proceeds from the disposition and the amortized cost basis of an investment, without regard to unrealized gains or losses previously recognized.

During the three and six months ended June 30, 2015, we recognized $3,132,468 and 5,287,120 in net realized gains on total investments.

Net Unrealized Appreciation/Depreciation on Investments

Net change in unrealized appreciation on investments reflects the net change in the fair value of our total investments. For the three and six months ended June 30, 2015, we had unrealized depreciation of $3,390,185 and $2,446,284 on total investments.

Changes in Net Assets from Operations

For the three and six months ended June 30, 2015, we recorded a net increase in net assets resulting from operations of $11,569,366 and $23,567,246, respectively. Based on 67,418,067 weighted average common shares outstanding for the three months ended June 30, 2015, our per share basic and diluted earnings was $0.17. Based on 62,912,383 weighted average common shares outstanding for the six months ended June 30, 2015, our per share basic and diluted earnings was $0.37.

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

As of June 30, 2015, we had $24,160,878 in cash. In the future, we may generate cash from future offerings of securities, future borrowings and cash flows from operations, including interest earned from the temporary investment of cash in U.S. government securities and other high-quality debt investments that mature in one year or less. Our primary use of funds is investments in our targeted asset classes, cash distributions to our stockholders, and other general corporate purposes.

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

On December 4, 2013, we entered into a three-year senior secured syndicated revolving credit facility with a one-year term out period (the “ING Facility”) pursuant to a Senior Secured Revolving Credit Agreement (the “Revolving Credit Agreement”) with certain lenders party thereto from time to time and ING Capital LLC, as administrative agent. The ING Facility matures on December 4, 2017 and is secured by substantially all of our assets, subject to certain exclusions as further set forth in a Guarantee, Pledge and Security Agreement (the “Security Agreement”) entered into in connection with the Revolving Credit Agreement, among us, the Subsidiary Guarantors party thereto, ING Capital LLC, as Administrative Agent, each Financial Agent and Designated Indebtedness Holder party thereto and ING Capital LLC, as Collateral Agent. The ING Facility also includes usual and customary representations, covenants and events of default for senior secured revolving credit facilities of this nature. As of June 30, 2015, our borrowings under the ING Facility totaled $135,000,000 and were recorded as part of revolving credit facility payable on our consolidated statements of assets and liabilities.

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

Borrowings under the Alpine Credit Facility are subject to compliance with a net asset value coverage ratio with respect to the current value of Alpine’s portfolio and various eligibility criteria must be satisfied with respect to the initial acquisition of each loan in Alpine’s portfolio. Any amounts borrowed under the Alpine Credit Facility will mature, and all accrued and unpaid interest thereunder will be due and payable, on July 23, 2019. As of June 30, 2015, Alpine’s borrowings under the Alpine Credit Facility totaled $185,500,000 and were recorded as part of revolving credit facility payable on our consolidated statements of assets and liabilities.

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

Our derivative asset from Citibank, net of amounts available for offset under a master netting agreement as of June 30, 2015 was $ 2,395,990, which is recorded on the consolidated statements of assets and liabilities as receivable due on total return swap.

Transactions in total return swap contracts during the three months ended June 30, 2015 were $2,720,032 in realized gains and $2,115,849 in unrealized losses, which is recorded on the consolidated statements of operations.

For the three months ended June 30, 2015, the average notional par amount of total return swap contracts was $228,332,910.

On March 27, 2015, the Sierra Income Corporation and Great American Life Insurance Company (“Great American Life”) entered into a limited liability company operating agreement to co-manage SIC Senior Loan Strategy JV I LLC (the “Joint Venture”). Sierra Income Corporation and Great American Life have committed to provide $100 million of equity to the Joint Venture, with the Sierra Income Corporation providing $87.5 million and Great American Life providing $12.5 million. In addition, the Joint Venture intends to seek a credit facility from a third party financing provider. The Joint Venture is expected to invest primarily in first lien middle market and other corporate debt securities. All portfolio and other material decisions regarding the Joint Venture must be submitted to the Joint Venture’s board of managers, which is comprised of four members, two of whom are selected by Sierra Income Corporation and the other two are selected by Great American Life. As a result, consistent with precedent transactions that have been reviewed and approved by the SEC, the Company has concluded that it does not control the Joint Venture. As of June 30, 2015, the Joint Venture had not commenced operations.

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

Subject to our board of directors’ discretion and applicable legal restrictions, we expect to authorize and pay monthly distributions to our stockholders. Any distributions to our stockholders will be declared out of assets legally available for distribution. We expect to continue making monthly distributions unless our results of operations, our general financial condition, general economic conditions, or other factors prohibit us from doing so. From time to time, but not less than quarterly, we will review our accounts to determine whether distributions to our stockholders are appropriate. We have not established limits on the amount of funds we may use from available sources to make distributions. We expect that for a significant time after the commencement of this offering, substantially all of our distributions will result from expense support payments made by SIC Advisors that may be subject to repayment by us within three years. The purpose of this arrangement is to avoid such distributions being characterized as returns of capital for GAAP purposes. We may still have distributions which could be characterized as a return of capital for tax purposes. Such distributions are not based on our investment performance and can only be sustained if we achieve positive investment performance in future periods and/or SIC Advisors continues to make Expense Support Payments under the Expense Support Agreement. Any future reimbursements to SIC Advisors will reduce the distributions that may otherwise be available for distribution to stockholders. There can be no assurance that we will achieve the performance necessary to sustain our distributions or that we will be able to pay distributions at all. SIC Advisors has no obligation to make Expense Support Payments pursuant to the Expense Support Agreement after June 30, 2015, unless the Expense Support Agreement is extended. For the three and six months ended June 30, 2015, if Expense Support Payments of $1,941,494 and $3,935,012, respectively were not made by SIC Advisors, approximately 14% and 16% of the distributions, respectively, would have been a return of capital for GAAP purposes.

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

Record Date	Payment Date	Amount per share
July 13 and 31, 2012	August 1, 2012	$0.03333
August 15 and 31, 2012	September 4, 2012	0.03333
September 14 and 28, 2012	October 1, 2012	0.03333
October 15 and 30, 2012	October 31, 2012	0.03333
November 15 and 29, 2012	November 30, 2012	0.03333
December 14 and 28, 2012	December 31, 2012	0.03333
January 15 and 31, 2013	January 31, 2013	0.03333
February 15 and 28, 2013	February 28, 2013	0.03333
March 15 and 29, 2013	March 29, 2013	0.03333
April 15 and 30, 2013	April 30, 2013	0.03333
May 15 and 31, 2013	May 31, 2013	0.03333
June 14 and 28, 2013	June 28, 2013	0.03333
July 15 and 31, 2013	July 31, 2013	0.03333
August 15 and 30, 2013	August 30, 2013	0.03333
September 13 and 30, 2013	September 30, 2013	0.03333
October 15 and 31, 2013	October 31, 2013	0.03333
November 15 and 29, 2013	November 29, 2013	0.03333
December 13 and 31, 2013	December 31, 2013	0.03333
January 15 and 31, 2014	January 31, 2014	0.03333
February 14 and 28, 2014	February 28, 2014	0.03333
March 14 and 31, 2014	March 31, 2014	0.03333
April 15 and 30, 2014	April 30, 2014	0.03333
May 15 and 30, 2014	May 30, 2014	0.03333
June 13 and 30, 2014	September 30, 2014	0.03333
July 15 and July 31, 2014	July 31, 2014	0.03333
August 15 and August 29, 2014	August 29, 2014	0.03333
September 15 and September 30, 2014	September 30, 2014	0.03333
October 15 and October 31, 2014	October 31, 2014	0.03333
November 14 and 28, 2014	November 28, 2014	0.03333
December 15 and 31, 2014	December 31, 2014	0.03333
January 15 and 30, 2015	January 30, 2015	0.03333
February 13 and 27, 2015	February 27, 2015	0.03333
March 13 and 31, 2015	March 31, 2015	0.03333
April 15 and 30, 2015	April 30, 2015	0.03333
May 15 and 29, 2015	May 29, 2015	0.03333
June 15 and 30, 2015	June 30, 2015	0.03333
July 15 and 31, 2015	June 31, 2015	0.03333
August 14 and 31, 2015	August 31, 2015	0.03333
September 15 and 30, 2015	September 30, 2015	0.03333

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

We have also entered into an Administration Agreement with Medley Capital LLC, pursuant to which Medley Capital LLC furnishes us with administrative services necessary to conduct our day-to-day operations. Medley Capital LLC is reimbursed for administrative expenses it incurs on our behalf. We do not reimburse Medley Capital LLC for any services for which it receives a separate fee or for rent, depreciation, utilities, capital equipment or other administrative items allocated to a controlling person of Medley Capital LLC. Medley Capital LLC is an affiliate of SIC Advisors.

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

Item 3: Quantitative and Qualitative Disclosures About Market Risk.

We are subject to financial market risks, including changes in interest rates. Under the terms of the TRS between Arbor and Citibank, Arbor will pay fees to Citibank at a floating rate based on LIBOR in exchange for the right to receive the economic benefit of a portfolio of assets having a maximum notional amount of $300,000,000. We expect any future credit facilities, total return swap agreements or other financing arrangements that we or any of our subsidiaries may enter into will also be based on a floating interest rate. As a result, we are subject to risks relating to changes in market interest rates. In periods of rising interest rates, when we or our subsidiaries have debt outstanding or swap agreements in effect, our cost of funds would increase, which could reduce our net investment income, especially to the extent we hold fixed rate investments.

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

Based on our consolidated Statement of Assets and Liabilities as of June 30, 2015, the following table shows the approximate increase (decrease) in components of net assets resulting from operations of hypothetical base rate changes in interest rates, assuming no changes in our investment and capital structure

Basis point increase	Interest Income	Interest Expense	Net Increase (Decrease)
100	$1,789,034	$2,530,000	$(740,966)
200	$9,170,718	$5,735,000	$3,435,718
300	$16,924,140	$8,940,000	$7,984,140
400	$24,677,562	$12,145,000	$12,532,562
500	$32,430,984	$15,350,000	$17,080,984

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

Change In Internal Control Over Financial Reporting

No change occurred in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the three months ended June 30, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II — Other Information

Item 1:	Legal Proceedings.

We are not currently subject to any legal proceedings, nor, to our knowledge, are any legal proceedings threatened against us or our subsidiaries.

Item 1A:	Risk Factors.

In addition to other information set forth in this report, you should carefully consider the “Risk Factors” discussed in our annual report on Form 10-K for the fiscal year ended December 31, 2014, filed with the SEC on March 5, 2015, which could materially affect our business, financial condition and/or operating results. Except as set forth below, there have been no material changes during the six months ended June 30, 2015 to the risk factors discussed in “Item 1A. Risk Factors” of our annual report on Form 10-K. Additional risks or uncertainties not currently known to us or that we currently deem to be immaterial also may materially affect our business, financial condition and/or operating results.

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

Dated: August 6, 2015	Sierra Income Corporation.

	By	/s/ Seth Taube
Seth Taube Chief Executive Officer (Principal Executive Officer)

Dated: August 6, 2015	By	/s/ Richard T. Allorto, Jr.
Richard T. Allorto, Jr. Chief Financial Officer (Principal Accounting and Financial Officer)