Form 10-Q
period 2015-09-30
Sierra Income Corp
filed 2015-11-05
CIK 1523526

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2015

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

As of November 4, 2015, the Registrant had 80,799,182 shares of common stock, $0.001 par value, outstanding.

Sierra Income Corporation

Consolidated Statements of Assets and Liabilities

	As of
	September 30, 2015	December 31, 2014
	(unaudited)
ASSETS
Investments at fair value
Non-controlled/non-affiliated investments (amortized cost of $900,765,861 and $620,968,517, respectively)	$873,783,957	$616,915,093
Controlled/affiliated investments (amortized cost of $28,147,500 and $0, respectively)	27,745,300	—

Total investments at fair value	901,529,257	616,915,093
Cash collateral on total return swap (Note 5)	77,029,970	56,877,928
Cash and cash equivalents	69,572,240	65,749,154
Interest receivable	6,676,066	5,213,605
Due from affiliate (Note 7)	4,909,928	6,995,930
Deferred financing costs	3,320,975	2,675,682
Receivable due on total return swap (Note 5)	2,505,694	1,095,582
Prepaid expenses and other assets	619,819	118,017
Unsettled trades receivable	474,480	424,641

Total assets	$1,066,638,429	$756,065,632

LIABILITIES
Revolving credit facilities payable	$365,000,000	$236,500,000
Unrealized depreciation on total return swap (Note 5)	18,717,563	7,651,597
Management fee payable	4,584,654	3,271,387
Accounts payable and accrued expenses	2,026,825	2,427,843
Due to affiliate (Note 7)	1,558,800	1,574,737
Interest payable	1,117,350	648,497
Administrator fees payable	531,497	450,058
Unsettled trades payable	371,000	16,935,000
Incentive fees	246,192	—
Deferred tax liability	83,335	86,600

Total liabilities	$394,237,216	$269,545,719

Commitments (Note 11)

NET ASSETS
Common shares, par value $0.001 per share, 250,000,000 common shares authorized, 78,580,360 and 54,260,324 common shares issued and outstanding, respectively	$78,580	$54,260
Capital in excess of par value	713,387,021	494,060,576
Accumulated distribution in excess of net realized gain/(loss) from investments and total return swap	3,533,406	(5,408,243)
Accumulated undistributed net investment income	1,500,607	9,518,341
Net unrealized appreciation/(depreciation) on investments and total return swap, net of provision for taxes of $3,266 and $0, respectively	(46,098,401)	(11,705,021)

Total net assets	672,401,213	486,519,913

Total liabilities and net assets	$1,066,638,429	$756,065,632

NET ASSET VALUE PER SHARE	$8.56	$8.97

See accompanying notes to the consolidated financial statements.

Sierra Income Corporation

Consolidated Statements of Operations

	For the three months ended September 30,		For the nine months ended September 30,
	2015	2014	2015	2014
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
INVESTMENT INCOME
Interest from investments
Non-controlled/non-affiliated investments:
Cash	$20,684,669	$8,145,087	$51,973,886	$17,958,601
Payment-in-kind	511,922	123,053	1,182,080	231,200
Controlled/affiliated investments:
Cash	—	—	—	—

Total interest income	21,196,591	8,268,140	53,155,966	18,189,801
Fee income	2,282,521	3,786,405	8,630,025	5,274,782
Interest from cash	234	106	621	106

Total investment income	23,479,346	12,054,651	61,786,612	23,464,689

EXPENSES
Base management fee	4,584,654	2,791,528	12,548,197	5,702,346
Interest and financing expenses	2,929,780	917,738	6,887,503	1,587,438
Offering costs	1,116,233	393,613	3,183,890	583,713
Incentive fee	246,192	542,746	2,639,084	981,695
General and administrative expenses	1,167,136	722,240	3,304,237	1,915,528
Professional fees	463,816	564,522	1,637,791	1,070,220
Administrator expenses	531,497	350,118	1,625,938	850,913
Organizational and offering costs reimbursed to SIC Advisors (Note 7)	—	1,459,647	443,687	3,668,105

Total gross expenses	11,039,308	7,742,152	32,270,327	16,359,958
Net expense support reimbursement (Note 7)	931,048	—	(3,003,964)	(3,456,536)

Net expenses	11,970,356	7,742,152	29,266,363	12,903,422

NET INVESTMENT INCOME	11,508,990	4,312,499	32,520,249	10,561,267

Net realized gain/(loss) from non-controlled/non-affiliated investments	47,457	70,012	(285,772)	2,201,834
Net realized gain on total return swap (Note 5)	3,607,072	2,498,893	9,227,421	4,310,381
Net change in unrealized appreciation/(depreciation) on non-controlled/non-affiliated investments	(19,791,028)	2,640,577	(22,928,480)	3,213,355
Net change in unrealized appreciation/(depreciation) on controlled/affiliated investments	(402,200)	—	(402,200)	—
Net change in unrealized appreciation/(depreciation) on total return swap (Note 5)	(11,757,134)	(3,199,218)	(11,065,966)	(2,281,197)
Change in provision for deferred taxes on unrealized gain on investments	288,115	—	3,266	—

Net gain/(loss) on investments and total return swap	(28,007,718)	2,010,264	(25,451,731)	7,444,373

NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS	$(16,498,728)	$6,322,763	$7,068,518	$18,005,640

WEIGHTED AVERAGE — BASIC AND DILUTED EARNINGS PER COMMON SHARE	$(0.22)	$0.16	$0.11	$0.60
WEIGHTED AVERAGE — BASIC AND DILUTED NET INVESTMENT INCOME PER COMMON SHARE	$0.15	$0.11	$0.48	$0.35
WEIGHTED AVERAGE COMMON STOCK OUTSTANDING — BASIC AND DILUTED (Note 10)	75,354,820	40,543,811	67,105,439	30,107,034
DIVIDENDS DECLARED PER COMMON SHARE	$0.20	$0.20	$0.60	$0.60

See accompanying notes to the consolidated financial statements.

Sierra Income Corporation

Consolidated Statements of Changes in Net Assets

	For the nine months ended September 30,
	2015	2014
	(unaudited)	(unaudited)
INCREASE FROM OPERATIONS
Net investment income	$32,520,249	$10,561,267
Net realized gain/(loss) on investments	(285,772)	2,201,834
Net realized gain on total return swap (Note 5)	9,227,421	4,310,381
Net change in unrealized appreciation/(depreciation) on investments	(23,330,680)	3,213,355
Net change in unrealized appreciation/(depreciation) on total return swap (Note 5)	(11,065,966)	(2,281,197)
Change in provision for deferred taxes on unrealized gain on investments	3,266	—

Net increase in net assets resulting from operations	7,068,518	18,005,640

SHAREHOLDER DISTRIBUTIONS
Distributions from return of capital (Note 2)	—	(1,383,895)
Distributions from net realized gains	—	(6,512,215)
Distributions from net investment income (Note 2)	(40,537,983)	(10,561,267)

Net decrease in net assets from shareholder distributions	(40,537,983)	(18,457,377)

COMMON SHARE TRANSACTIONS
Issuance of common shares, net of underwriting costs	204,603,539	268,198,799
Issuance of common shares pursuant to distribution reinvestment plan	19,398,732	8,356,464
Repurchase of common shares	(4,651,506)	(618,692)

Net increase in net assets resulting from common share transactions	219,350,765	275,936,571

Total increase in net assets	185,881,300	275,484,834
Net assets at beginning of period	486,519,913	153,002,273

Net assets at end of period (including accumulated undistributed (distributions in excess of) net investment income of $1,500,607 and $(1,633,072), respectively)	$672,401,213	$428,487,107

Net asset value per common share	$8.56	$9.22
Common shares outstanding, beginning of period	54,260,324	16,663,500
Issuance of common shares	22,661,355	28,975,372
Issuance of common shares pursuant to distribution reinvestment plan	2,177,482	904,675
Repurchase of common shares	(518,801)	(66,499)

Common shares outstanding, end of period	78,580,360	46,477,048

See accompanying notes to the consolidated financial statements.

Sierra Income Corporation

Consolidated Statements of Cash Flows

	For the nine months ended September 30,
	2015	2014
	(unaudited)	(unaudited)
Cash flows from operating activities
NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS	$7,068,518	$18,005,640
ADJUSTMENT TO RECONCILE NET INCREASE/(DECREASE) IN NET ASSETS FROM OPERATIONS TO NET CASH USED IN OPERATING ACTIVITIES
Payment-in-kind interest income	(1,182,080)	(231,200)
Net amortization of premium on investments	(497,366)	(111,106)
Amortization of deferred financing costs	993,897	(1,547,615)
Net realized (gain)/loss on investments	285,772	(2,201,834)
Net change in unrealized (appreciation)/depreciation on investments	23,330,680	(3,213,355)
Net change in unrealized (appreciation)/depreciation on total return swap (Note 5)	11,065,966	2,281,197
Purchases and Originations	(451,148,639)	(466,291,195)
Proceeds from sale of investments and principal repayments	144,597,469	98,724,212
(Increase)/decrease in operating assets:
Cash collateral on total return swap (Note 5)	(20,152,042)	(49,683,795)
Unsettled trades receivable	(49,839)	496,250
Due from affiliate	2,086,002	(4,211,010)
Interest receivable	(1,462,461)	(1,069,524)
Receivable due on total return swap (Note 5)	(1,410,112)	(1,667,542)
Prepaid expenses and other assets	(218,122)	(1,965,180)
Increase/(decrease) in operating liabilities:
Unsettled trades payable	(16,564,000)	7,507,500
Management fee payable	1,313,267	1,973,949
Accounts payable and accrued expenses	(401,018)	443,690
Incentive fee payable	246,192	982,323
Administrator fees payable	81,439	210,154
Interest payable	468,853	513,198
Directors fee	—	6,547
Due to affiliate	(15,937)	1,734,514
Deferred tax liability	(3,265)	—

NET CASH USED IN OPERATING ACTIVITIES	(301,566,826)	(399,314,182)

Cash flows from financing activities
Borrowings under revolving credit facility	353,500,000	229,000,000
Repayments of revolving credit facility	(225,000,000)	(66,000,000)
Proceeds from issuance of common stock, net of underwriting costs	204,603,539	268,198,799
Payment of cash dividends	(21,139,251)	(10,100,913)
Financing costs paid	(1,922,870)	—
Repurchase of common shares	(4,651,506)	(618,692)

NET CASH PROVIDED BY FINANCING ACTIVITIES	305,389,912	420,479,194

TOTAL INCREASE IN CASH	3,823,086	21,165,012
CASH AT BEGINNING OF PERIOD	65,749,154	34,939,948

CASH AT END OF PERIOD	$69,572,240	$56,104,960

Supplemental Information
Cash paid during the period for interest	$6,418,649	$1,074,240
Supplemental non-cash information
Payment-in-kind interest income	$1,182,080	$231,200
Amortization of deferred financing costs	$993,897	$1,547,615
Net amortization of premium on investments	$497,366	$111,106
Issuance of common shares in connection with distribution reinvestment plan	$19,398,732	$8,356,464

See accompanying notes to the consolidated financial statements.

Sierra Income Corporation

Consolidated Schedule of Investments

As of September 30, 2015

(unaudited)

Company(1)	Industry	Type of Investment	Maturity	Par Amount	Cost	Fair Value	% of Net Assets(2)
Non-controlled/non-affiliated investments — 129.9%
AAR Intermediate Holdings, LLC	Energy: Oil & Gas	Senior Secured First Lien Term Loans LIBOR + 12.000%, 1.000% Floor(3)(4)	3/30/2019	$11,188,417	$10,615,940	$7,876,355	1.2%
		Warrants to purchase 0.625% of outstanding company equity(4)(5)	3/30/2019	—	790,778	—	0.0%

				11,188,417	11,406,718	7,876,355
Access Media Holding LLC	Media: Broadcasting & Subscription	Common Stock(4)(5)		—	—	—	0.0%
		Preferred Equity(4)(5)		1,400,000	1,400,000	177,716	0.0%
		Senior Secured First Lien Term Loans 5.000%, 5.000% PIK(4)	7/22/2020	6,594,799	6,594,799	6,594,799	1.0%

				7,994,799	7,994,799	6,772,515
AESC Holding Corp., Inc.	Retail	Senior Secured Second Lien Term Loans LIBOR + 9.000%, 1.000% Floor(3)(4)	5/27/2019	7,000,000	7,000,000	7,052,204	1.0%

				7,000,000	7,000,000	7,052,204
Alpha Media LLC	Media: Broadcasting & Subscription	Senior Secured First Lien Term Loans LIBOR + 6.500%, 1.000% Floor(6)(7)	4/30/2021	13,212,627	13,212,627	13,212,627	2.0%

				13,212,627	13,212,627	13,212,627
American Beacon Advisors, Inc.(8)	Banking, Finance, Insurance & Real Estate	Senior Secured Second Lien Term Loans LIBOR + 8.750%, 1.000% Floor(6)	4/30/2023	6,000,000	5,884,262	5,704,417	0.8%

				6,000,000	5,884,262	5,704,417
American Pacific Corp.	Chemicals, Plastics & Rubber	Senior Secured First Lien Term Loans LIBOR + 6.000%, 1.000% Floor(6)	2/27/2019	7,880,000	7,836,942	7,810,311	1.2%

				7,880,000	7,836,942	7,810,311
Anaren, Inc.	Aerospace & Defense	Senior Secured Second Lien Term Loans LIBOR + 8.250%, 1.000% Floor(6)	8/18/2021	10,000,000	9,915,797	9,822,391	1.5%

				10,000,000	9,915,797	9,822,391
Aperture Group, LLC	Banking, Finance, Insurance & Real Estate	Senior Secured First Lien Term Loans LIBOR + 6.250%, 1.000% Floor(3)	8/29/2019	2,437,594	2,427,675	2,396,733	0.4%

				2,437,594	2,427,675	2,396,733

See accompanying notes to consolidated financial statements.

Company(1)	Industry	Type of Investment	Maturity	Par Amount	Cost	Fair Value	% of Net Assets(2)
Ascensus, Inc.	Banking, Finance, Insurance & Real Estate	Senior Secured Second Lien Term Loans LIBOR + 8.000%, 1.000% Floor(6)	12/2/2020	4,000,000	3,955,272	3,993,311	0.6%

				4,000,000	3,955,272	3,993,311
Associated Asphalt Partners, LLC	Chemicals, Plastics & Rubber	Senior Secured First Lien Notes 8.500%(9)(10)	2/15/2018	1,778,000	1,786,874	1,749,108	0.3%

				1,778,000	1,786,874	1,749,108
Asurion Corp.(8)	Banking, Finance, Insurance & Real Estate	Senior Secured Second Lien Term Loans LIBOR + 7.500%, 1.000% Floor(6)	3/3/2021	7,000,000	6,939,912	6,300,000	0.9%

				7,000,000	6,939,912	6,300,000
Atrium Innovations, Inc.(11)	Healthcare & Pharmaceuticals	Senior Secured Second Lien Term Loans LIBOR + 6.750%, 1.000% Floor(6)	8/13/2021	5,000,000	4,979,271	4,409,884	0.7%

				5,000,000	4,979,271	4,409,884
Aviation Technical Services, Inc.	Aerospace & Defense	Senior Secured Second Lien Term Loans LIBOR + 8.500%, 1.000% Floor(3)(4)	3/31/2022	22,500,000	22,500,000	22,500,000	3.3%

				22,500,000	22,500,000	22,500,000
Backcountry.com, LLC	Retail	Senior Secured First Lien Term Loans LIBOR + 7.250%, 1.000% Floor(3)(4)	6/30/2020	35,138,889	35,138,889	35,138,889	5.2%

				35,138,889	35,138,889	35,138,889
Bennu Oil & Gas, LLC	Energy: Oil & Gas	Senior Secured Second Lien Term Loans LIBOR + 8.500%, 1.250% Floor, 2.500% PIK(6)	11/1/2018	5,553,021	5,549,357	3,578,846	0.5%

				5,553,021	5,549,357	3,578,846
Birch Communications, Inc.	Telecommunications	Senior Secured First Lien Term Loans LIBOR + 6.750%, 1.000% Floor(3)(4)	7/18/2020	14,572,917	14,335,699	14,424,935	2.1%

				14,572,917	14,335,699	14,424,935
Black Angus Steakhouses LLC	Hotel, Gaming & Leisure	Senior Secured First Lien Term Loans LIBOR + 9.000%, 1.000% Floor(3)(4)(7)	4/24/2020	21,395,090	21,395,090	21,395,090	3.2%

				21,395,090	21,395,090	21,395,090
Brundage-Bone Concrete Pumping, Inc.	Construction & Building	Senior Secured First Lien Notes 10.375%(9)(10)	9/1/2021	7,500,000	7,629,766	7,631,250	1.1%

				7,500,000	7,629,766	7,631,250
Capstone Nutrition	Healthcare & Pharmaceuticals	Common Stock (4)(5)		—	300,000	548,335	0.1%
		Senior Secured First Lien Term Loans LIBOR + 9.500%, 1.000% Floor, 1.000% PIK(3)(4)	4/28/2019	15,063,858	15,063,858	15,082,427	2.2%

				15,063,858	15,363,858	15,630,762

See accompanying notes to consolidated financial statements.

Company(1)	Industry	Type of Investment	Maturity	Par Amount	Cost	Fair Value	% of Net Assets(2)
Charming Charlie, Inc.	Retail	Senior Secured First Lien Term Loans LIBOR + 8.000%, 1.000% Floor(6)	12/24/2019	8,877,645	8,893,898	8,691,837	1.3%

				8,877,645	8,893,898	8,691,837
Collective Brands Finance, Inc.(8)	Retail	Senior Secured Second Lien Term Loans LIBOR + 7.500%, 1.000% Floor(6)	3/11/2022	6,000,000	6,017,214	5,188,324	0.8%

				6,000,000	6,017,214	5,188,324
ContMid Intermediate, Inc.	Automotive	Senior Secured Second Lien Term Loans LIBOR + 9.000%, 1.000% Floor(3)(4)	10/25/2019	14,317,924	14,317,924	14,137,564	2.1%

				14,317,924	14,317,924	14,137,564
ConvergeOne Holdings Corp.	Telecommunications	Senior Secured Second Lien Term Loans LIBOR + 8.000%, 1.000% Floor(3)(4)	6/17/2021	12,500,000	12,391,836	12,320,251	1.8%

				12,500,000	12,391,836	12,320,251
Cornerstone Chemical Company	Chemicals, Plastics & Rubber	Senior Secured First Lien Notes 9.375%(9)	3/15/2018	2,500,000	2,569,584	2,587,900	0.4%

				2,500,000	2,569,584	2,587,900
CP OpCo, LLC	Services: Consumer	Senior Secured First Lien Term Loans LIBOR + 6.750%, 1.000% Floor(4)(6)	9/30/2020	3,000,000	3,000,000	3,000,000	0.4%

				3,000,000	3,000,000	3,000,000
CRGT, Inc.	High Tech Industries	Senior Secured First Lien Term Loans LIBOR + 6.500%, 1.000% Floor(4)(6)	12/19/2020	4,844,146	4,844,146	4,832,035	0.7%

				4,844,146	4,844,146	4,832,035
DHISCO Electronic Distribution, Inc.	Hotel, Gaming & Leisure	Senior Secured First Lien Term Loans LIBOR + 9.000% PIK, 1.500% Floor(3)(4)	2/10/2018	3,890,881	3,890,881	3,905,196	0.6%
		Senior Secured First Lien Term Loans LIBOR + 9.000%, 1.500% Floor(3)(4)(7)	11/10/2019	19,523,810	19,523,810	19,674,505	2.9%
		Warrants to purchase 4.2% of the outstanding equity(4)(5)	2/10/2018	—	769,231	1,486,806	0.2%

				23,414,691	24,183,922	25,066,507
Drew Marine Partners, LP	Transportation: Cargo	Senior Secured Second Lien Term Loans LIBOR + 7.000%, 1.000% Floor(6)	5/19/2021	10,000,000	10,069,763	9,681,235	1.4%

				10,000,000	10,069,763	9,681,235
Dynamic Energy Services International LLC	Energy: Oil & Gas	Senior Secured First Lien Term Loans LIBOR + 8.500%, 1.000% Floor(3)(4)	3/6/2018	9,250,000	9,250,000	8,969,910	1.3%

				9,250,000	9,250,000	8,969,910

See accompanying notes to consolidated financial statements.

Company(1)	Industry	Type of Investment	Maturity	Par Amount	Cost	Fair Value	% of Net Assets(2)
EarthLink, Inc.(11)	Telecommunications	Senior Secured First Lien Notes 7.375%(9)(10)	6/1/2020	2,450,000	2,440,251	2,529,625	0.4%

				2,450,000	2,440,251	2,529,625
FKI Security Group LLC	Capital Equipment	Senior Secured First Lien Term Loans LIBOR + 8.500%, 1.000% Floor(3)(4)	3/30/2020	14,906,250	14,906,250	14,616,177	2.2%

				14,906,250	14,906,250	14,616,177
Frontier Communications Corp.	Telecommunications	Senior Secured First Lien Notes 10.250%(9)(10)	9/15/2022	2,000,000	2,000,000	1,950,000	0.3%

				2,000,000	2,000,000	1,950,000
Gastar Exploration USA, Inc.	Energy: Oil & Gas	Senior Secured First Lien Notes 8.625%(9)	5/15/2018	5,400,000	5,410,854	3,665,250	0.5%

				5,400,000	5,410,854	3,665,250
Genex Holdings, Inc.(8)	Banking, Finance, Insurance & Real Estate	Senior Secured Second Lien Term Loans LIBOR + 7.750%, 1.000% Floor(6)	5/30/2022	9,500,000	9,529,390	9,381,250	1.4%

				9,500,000	9,529,390	9,381,250
GK Holdings, Inc.	Services: Business	Senior Secured Second Lien Term Loans LIBOR + 9.500%, 1.000% Floor(3)	1/20/2022	10,000,000	10,000,000	9,728,434	1.4%

				10,000,000	10,000,000	9,728,434
Green Field Energy Services, Inc.	Energy: Oil & Gas	Senior Secured First Lien Notes 13.000%(4)(9)(12)	11/15/2016	766,616	754,801	157,156	0.0%
		Warrants/Equity(4)(5)		709	29,000	—	0.0%

				767,325	783,801	157,156
GTCR Valor Companies, Inc.	High Tech Industries	Senior Secured First Lien Term Loans LIBOR + 5.000%, 1.000% Floor(6)	5/30/2021	2,921,253	2,895,580	2,904,592	0.4%
		Senior Secured Second Lien Term Loans LIBOR + 8.500%, 1.000% Floor(6)	11/30/2021	4,000,000	3,964,824	3,825,585	0.6%

				6,921,253	6,860,404	6,730,177
H.D. Vest, Inc.	Banking, Finance, Insurance & Real Estate	Senior Secured Second Lien Term Loans LIBOR + 8.000%, 1.250% Floor(6)	3/17/2021	16,500,000	16,500,000	16,102,105	2.4%

				16,500,000	16,500,000	16,102,105
HBC Holdings, LLC	Wholesale	Senior Secured First Lien Term Loans LIBOR + 5.750%, 1.000% Floor(4)(6)	3/30/2020	14,850,000	14,850,000	14,065,537	2.1%

				14,850,000	14,850,000	14,065,537
Heligear Acquisition Co.	Aerospace & Defense	Senior Secured First Lien Notes 10.250%(4)(9)	10/15/2019	15,000,000	15,000,000	15,392,609	2.3%

				15,000,000	15,000,000	15,392,609

See accompanying notes to consolidated financial statements.

Company(1)	Industry	Type of Investment	Maturity	Par Amount	Cost	Fair Value	% of Net Assets(2)
Hill International, Inc.(11)	Construction & Building	Senior Secured First Lien Term Loans LIBOR + 6.750%, 1.000% Floor(4)(6)	9/26/2020	16,830,000	16,830,000	16,458,981	2.4%

				16,830,000	16,830,000	16,458,981
Holland Acquisition Corp.	Energy: Oil & Gas	Senior Secured First Lien Term Loans LIBOR + 9.000%, 1.000% Floor(6)	5/29/2018	4,832,381	4,770,829	4,171,370	0.6%

				4,832,381	4,770,829	4,171,370
Ignite Restaurant Group, Inc.	Hotel, Gaming & Leisure	Senior Secured First Lien Term Loans LIBOR + 7.000%, 1.000% Floor(6)	2/13/2019	11,880,000	11,735,694	11,744,655	1.7%

				11,880,000	11,735,694	11,744,655
IHS Intermediate, Inc.	Services: Business	Senior Secured Second Lien Term Loans LIBOR + 8.250%, 1.000% Floor(6)	7/20/2022	25,000,000	25,000,000	25,000,000	3.7%

				25,000,000	25,000,000	25,000,000
Interface Security Systems, Inc.	Services: Consumer	Senior Secured First Lien Notes 9.250%(9)(10)	1/15/2018	3,417,000	3,453,260	3,434,085	0.5%

				3,417,000	3,453,260	3,434,085
Invision Diversified, LLC	Services: Business	Senior Secured First Lien Term Loans LIBOR + 9.000%, 1.000% Floor(3)(4)	6/30/2020	24,937,500	24,937,500	24,937,500	3.7%

				24,937,500	24,937,500	24,937,500
IPS Corporation	Wholesale	Senior Secured First Lien Term Loans LIBOR + 6.250%, 1.000% Floor(13)	2/5/2021	9,925,006	9,925,006	9,640,962	1.4%

				9,925,006	9,925,006	9,640,962
IronGate Energy Services, LLC	Energy: Oil & Gas	Senior Secured First Lien Notes 11.000%(9)	7/1/2018	3,000,000	2,964,299	1,903,239	0.3%

				3,000,000	2,964,299	1,903,239
Isola USA Corp.(8)	High Tech Industries	Senior Secured First Lien Term Loans LIBOR + 8.250%, 1.000% Floor(6)	11/29/2018	5,761,557	5,861,181	5,688,732	0.8%

				5,761,557	5,861,181	5,688,732
JAC Holding Corp.	Automotive	Senior Secured First Lien Notes 11.500%(4)(9)(10)	10/1/2019	12,000,000	12,000,000	11,895,000	1.8%

				12,000,000	12,000,000	11,895,000
Jordan Reses Supply Company, LLC	Healthcare & Pharmaceuticals	Senior Secured Second Lien Term Loans LIBOR + 11.000%, 1.000% Floor(3)(4)	4/24/2020	5,000,000	5,000,000	5,087,455	0.8%

				5,000,000	5,000,000	5,087,455
Liquidnet Holdings, Inc.	Banking, Finance, Insurance & Real Estate	Senior Secured First Lien Term Loans LIBOR + 6.750%, 1.000% Floor(6)	5/22/2019	6,562,500	6,486,388	6,255,070	0.9%

				6,562,500	6,486,388	6,255,070

See accompanying notes to consolidated financial statements.

Company(1)	Industry	Type of Investment	Maturity	Par Amount	Cost	Fair Value	% of Net Assets(2)
Livingston International, Inc.(8)(11)	Transportation: Cargo	Senior Secured Second Lien Term Loans LIBOR + 7.750%, 1.250% Floor(6)	4/18/2020	2,658,504	2,654,709	2,489,145	0.4%

				2,658,504	2,654,709	2,489,145
LTCG Holdings Corp.	Banking, Finance, Insurance & Real Estate	Senior Secured First Lien Term Loans LIBOR + 5.000%, 1.000% Floor(6)	6/6/2020	2,838,571	2,827,050	2,672,598	0.4%

				2,838,571	2,827,050	2,672,598
Miller Heiman, Inc.	Services: Business	Senior Secured First Lien Term Loans LIBOR + 5.750%, 1.000% Floor(6)	9/30/2019	24,218,750	24,218,750	23,465,983	3.5%

				24,218,750	24,218,750	23,465,983
Nathan’s Famous, Inc.	Beverage & Food	Senior Secured First Lien Notes 10.000%(10)	3/15/2020	7,000,000	7,000,000	7,420,000	1.1%

				7,000,000	7,000,000	7,420,000
Nation Safe Drivers Holdings, Inc.	Banking, Finance, Insurance & Real Estate	Senior Secured Second Lien Term Loans LIBOR + 8.000%, 2.000% Floor(4)(6)	9/29/2020	20,676,479	20,676,479	20,690,125	3.1%

				20,676,479	20,676,479	20,690,125
New Media Holdings II, LLC	Media: Advertising, Printing & Publishing	Senior Secured First Lien Term Loans LIBOR + 6.250%, 1.000% Floor(6)	6/4/2020	18,274,075	18,255,311	17,948,780	2.7%

				18,274,075	18,255,311	17,948,780
Newpage Corp.	Media: Advertising, Printing & Publishing	Senior Secured First Lien Term Loans LIBOR + 8.250%, 1.250% Floor(6)	2/11/2021	9,792,917	9,686,733	5,780,250	0.9%

				9,792,917	9,686,733	5,780,250
Northern Lights MIDCO, LLC	Banking, Finance, Insurance & Real Estate	Senior Secured First Lien Term Loans LIBOR + 9.500%, 1.500% Floor(3)(4)	11/21/2019	4,523,750	4,523,750	4,570,584	0.7%

				4,523,750	4,523,750	4,570,584
Omnitracs, Inc.	High Tech Industries	Senior Secured Second Lien Term Loans LIBOR + 7.750%, 1.000% Floor(6)	5/25/2021	7,000,000	7,013,320	6,770,878	1.0%

				7,000,000	7,013,320	6,770,878
Oxford Mining Company, LLC	Metals & Mining	Senior Secured First Lien Term Loans LIBOR + 8.500%, 0.750% Floor, 3.000% PIK(4)(6)	12/31/2018	20,121,672	20,121,672	19,349,402	2.9%

				20,121,672	20,121,672	19,349,402
Physiotherapy Corporation	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loans LIBOR + 4.750%, 1.000% Floor(6)	6/4/2021	7,500,000	7,500,000	7,500,000	1.1%

				7,500,000	7,500,000	7,500,000

See accompanying notes to consolidated financial statements.

Company(1)	Industry	Type of Investment	Maturity	Par Amount	Cost	Fair Value	% of Net Assets(2)
Reddy Ice Corporation	Beverage & Food	Senior Secured Second Lien Term Loans LIBOR + 9.500%, 1.250% Floor(3)(4)	10/1/2019	2,000,000	2,000,000	1,580,795	0.2%

				2,000,000	2,000,000	1,580,795
Research Now Group, Inc.	Services: Business	Senior Secured Second Lien Term Loans LIBOR + 8.750%, 1.000% Floor(6)	3/18/2022	15,000,000	15,000,000	14,599,661	2.2%

				15,000,000	15,000,000	14,599,661
Response Team Holdings, LLC	Construction & Building	Preferred Equity 12% PIK(4)(5)	3/28/2019	3,334,860	3,077,452	3,051,236	0.5%
		Senior Secured First Lien Term Loans LIBOR + 8.500%, 2.000% Floor, 1.000% PIK(3)(4)	3/28/2019	15,322,710	15,322,710	15,183,063	2.3%
		Warrants to purchase 3.70% of the outstanding common units(4)(5)		—	257,407	502,508	0.1%

				18,657,570	18,657,569	18,736,807
School Specialty, Inc.	Wholesale	Senior Secured First Lien Term Loans LIBOR + 8.500%, 1.000% Floor(6)	6/11/2019	10,087,334	10,031,754	9,849,355	1.5%

				10,087,334	10,031,754	9,849,355
Ship Supply Acquisition Corporation	Services: Business	Senior Secured First Lien Term Loans LIBOR + 8.000%, 1.000% Floor(3)(4)(7)	7/31/2020	26,219,512	26,219,512	26,219,512	3.9%

				26,219,512	26,219,512	26,219,512
Sizzling Platter, LLC	Hotel, Gaming & Leisure	Senior Secured First Lien Term Loans LIBOR + 7.500%, 1.000% Floor(6)	4/28/2019	15,000,000	15,000,000	15,298,026	2.3%

				15,000,000	15,000,000	15,298,026
Software Paradigms International Group, LLC	High Tech Industries	Senior Secured First Lien Term Loans LIBOR + 8.000%, 1.000% Floor(4)(6)(7)	5/22/2020	32,098,298	32,098,298	32,098,298	4.8%

				32,098,298	32,098,298	32,098,298
Southwest Dealer Services, Inc.	Automotive	Senior Secured First Lien Term Loans LIBOR + 6.000%, 1.000% Floor(3)(4)	3/16/2020	1,888,291	1,888,291	1,861,944	0.3%

				1,888,291	1,888,291	1,861,944
Survey Sampling International, LLC	Services: Business	Senior Secured Second Lien Term Loans LIBOR + 9.000%, 1.000% Floor(3)	12/16/2021	24,000,000	24,000,000	23,088,381	3.4%

				24,000,000	24,000,000	23,088,381
Techniplas LLC	Automotive	Senior Secured First Lien Notes 10.000%(9)	5/1/2020	6,000,000	6,000,000	5,719,627	0.9%

				6,000,000	6,000,000	5,719,627

See accompanying notes to consolidated financial statements.

Company(1)	Industry	Type of Investment	Maturity	Par Amount	Cost	Fair Value	% of Net Assets(2)
Tempel Steel Company	Metals & Mining	Senior Secured First Lien Notes 12.000%(4)(9)	8/15/2016	1,115,000	1,111,400	1,028,352	0.2%

				1,115,000	1,111,400	1,028,352
The Garretson Resolution Group, Inc.	Services: Business	Senior Secured First Lien Term Loans LIBOR + 6.500%, 1.000% Floor(3)	5/22/2021	9,937,500	9,890,268	9,937,500	1.5%

				9,937,500	9,890,268	9,937,500
TouchTunes Interactive Networks, Inc.	Media: Diversified & Production	Senior Secured Second Lien Term Loans LIBOR + 8.250%, 1.000% Floor(6)	5/29/2022	7,500,000	7,500,000	7,500,000	1.1%

				7,500,000	7,500,000	7,500,000
TravelCLICK, Inc.(8)	Hotel, Gaming & Leisure	Senior Secured Second Lien Term Loans LIBOR + 7.750%, 1.000% Floor(6)	11/6/2021	6,000,000	5,921,888	5,769,357	0.9%

				6,000,000	5,921,888	5,769,357
True Religion Apparel, Inc.	Retail	Senior Secured Second Lien Term Loans LIBOR + 10.000%, 1.000% Floor(14)	1/30/2020	4,000,000	3,869,664	1,587,388	0.2%

				4,000,000	3,869,664	1,587,388
U.S. Auto Sales Inc.	Banking, Finance, Insurance & Real Estate	Senior Secured Second Lien Term Loans LIBOR + 10.500%, 1.000% Floor(3) (4)	6/8/2020	5,500,000	5,500,000	5,500,000	0.8%

				5,500,000	5,500,000	5,500,000
U.S. Well Services, LLC	Energy: Oil & Gas	Equity/Warrants (5)	2/21/2019	—	173	227,107	0.0%

				—	173	227,107
Valence Surface Technologies, Inc.	Aerospace & Defense	Senior Secured First Lien Term Loans LIBOR + 5.500%, 1.000% Floor(3)	6/13/2019	4,713,208	4,686,848	4,596,380	0.7%

				4,713,208	4,686,848	4,596,380
Velocity Pooling Vehicle, LLC	Automotive	Senior Secured Second Lien Term Loans LIBOR + 7.250%, 1.000% Floor(3)(4)	5/14/2022	20,625,000	18,159,431	17,043,784	2.5%

				20,625,000	18,159,431	17,043,784
Vestcom International, Inc.	Services: Business	Senior Secured Second Lien Term Loans LIBOR + 7.750%, 1.000% Floor(14)	9/30/2022	5,000,000	5,000,000	4,802,274	0.7%

				5,000,000	5,000,000	4,802,274
Watermill-QMC Midco, Inc.	Automotive	Equity (4)(5)		514,195	514,195	514,195	0.1%
		Senior Secured First Lien Term Loans 12.000%, 1.000% PIK(4)	6/30/2020	26,826,519	26,826,519	26,826,519	4.0%

				27,340,714	27,340,714	27,340,714

See accompanying notes to consolidated financial statements.

Company(1)	Industry	Type of Investment	Maturity	Par Amount	Cost	Fair Value	% of Net Assets(2)
YP LLC(8)	Media: Advertising, Printing & Publishing	Senior Secured First Lien Term Loans LIBOR + 6.750%, 1.250% Floor(6)	6/4/2018	3,652,174	3,681,409	3,617,428	0.5%

				3,652,174	3,681,409	3,617,428
Z Gallerie, LLC	Retail	Senior Secured First Lien Term Loans LIBOR + 6.500%, 1.000% Floor(14)	10/8/2020	4,742,222	4,694,666	4,712,962	0.7%

				4,742,222	4,694,666	4,712,962

Total non-controlled/non-affiliated investments					$900,765,861	$873,783,957	129.9%

Controlled/affiliated investments (15) — 4.1%
Sierra Senior Loan Strategy JV I LLC	Multi-Sector Holdings	Equity/Other		$28,147,500	$28,147,500	$27,745,300	4.1%

Total controlled/affiliated investments					$28,147,500	$27,745,300	4.1%

Money market fund — 1.9%
Federated Prime Obligations Fund		Money Market 0.01%		12,519,516	$12,519,516	$12,519,516	1.9%

Total money market fund					$12,519,516	$12,519,516	1.9%

Derivative Instrument — Long Exposure					Notional Amount	Unrealized Appreciation (Depreciation)
Total return swap with Citibank, N.A. (Note 5)		Total Return Swap			$235,993,671	$(18,717,563)

					$235,993,671	$(18,717,563)

(1)	All of the Company’s investments are domiciled in the United States except for Atrium Innovations, Inc. and Livingston International, Inc. which are domiciled in Canada.
(2)	Percentage is based on net assets of $672,401,213 as of September 30, 2015.
(3)

The interest rate on these loans is subject to a base rate plus 1M London Interbank Offering Rate (“LIBOR”), which at September 30, 2015 was 0.19%. As the interest rate is subject to a minimum LIBOR floor which was greater than the 1M LIBOR rate at September 30, 2015, the prevailing rate in effect at September 30, 2015 was the base rate plus the LIBOR floor.

(4)	An affiliated fund that is managed by an affiliate of SIC Advisors LLC also holds an investment in this security.
(5)	Security is non-income producing.
(6)

The interest rate on these loans is subject to a base rate plus 3M LIBOR, which at September 30, 2015 was 0.33%. As the interest rate is subject to a minimum LIBOR floor which was greater than the 3M LIBOR rate at September 30, 2015, the prevailing rate in effect at September 30, 2015 was the base rate plus the LIBOR floor.

(7)	The investment has an unfunded commitment as of September 30, 2015. For further details see Note 11. Fair value includes an analysis of the unfunded commitment.
(8)

Security is also held in the underlying portfolio of the total return swap with Citibank, N.A. (see Note 5). The Company’s total exposure to American Beacon Advisors, Inc., Asurion Corp., Collective Brands Finance, Inc., Genex Holdings, Inc., Isola USA Corp., Livingston International, Inc., TravelCLICK, Inc., and YP LLC is $6,699,417 or 1.0%, $11,145,284 or 1.7%, $11,091,105 or 1.6%, $12,346,350 or 1.8%, $9,480,982 or 1.4%, $4,458,588 or 0.7%, $20,474,617 or 3.0%, $7,296,993 or 1.1%, respectively, of Net Assets as of September 30, 2015.

(9)

Securities are exempt from registration under Rule 144A of the Securities Act of 1933. These securities represent a fair value of $59,643,201 and 8.8% of net assets as of September 30, 2015 and are considered restricted.

(10)	Represents securities in Level 2 in the ASC 820 table (see Note 4).
(11)

The investment is not a qualifying asset under Section 55 of the Investment Company Act of 1940 (the “1940 Act”), as amended. Non-qualifying assets represent 3.8% of the Company’s portfolio at fair value.

See accompanying notes to consolidated financial statements.

(12)	The investment was on non-accrual status as of September 30, 2015.
(13)

The interest rate on these loans is subject to a base rate plus 2M LIBOR, which at September 30, 2015 was 0.26%. As the interest rate is subject to a minimum LIBOR floor which was greater than the 2M LIBOR rate at September 30, 2015, the prevailing rate in effect at September 30, 2015 was the base rate plus the LIBOR floor.

(14)

The interest rate on these loans is subject to a base rate plus 6M LIBOR, which at September 30, 2015 was 0.53%. As the interest rate is subject to a minimum LIBOR floor which was greater than the 6M LIBOR rate at September 30, 2015, the prevailing rate in effect at September 30, 2015 was the base rate plus the LIBOR floor.

(15)	Control Investments are defined by the 1940 Act as investments in companies in which the Company owns more than 25% of the voting securities or maintains greater than 50% of the board representation.

1M	1 Month
2M	2 Month
3M	3 Month
6M	6 Month

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

(14)	The December 31, 2014 industry classifications have been modified to conform with the September 30, 2015 industry classifications

1M	1 Month
3M	3 Month
6M	6 Month

SIERRA INCOME CORPORATION

Notes to Consolidated Financial Statements

September 30, 2015

(unaudited)

Note 1. Organization

Sierra Income Corporation (the “Company”) was incorporated under the general corporation laws of the State of Maryland on June 13, 2011 and formally commenced operations on April 17, 2012. The Company is an externally managed, non-diversified closed-end management investment company that has elected to be treated as a business development company (“BDC”) under the 1940 Act. The Company is externally managed by SIC Advisors LLC (“SIC Advisors”), a registered investment adviser under the Investment Advisers Act of 1940, as amended (the “Advisers Act”). SIC Advisors is a majority owned subsidiary of Medley LLC, which is controlled by Medley Management Inc., a publicly traded asset management firm (NYSE: MDLY), which in turn is controlled by Medley Group LLC, an entity wholly-owned by the senior professionals of Medley LLC. The term “Medley” refers to the collective activities of Medley Capital LLC, Medley LLC, Medley Management Inc., Medley Group LLC, SIC Advisors, associated investment funds and their respective affiliates. The Company has elected and intends to continue to qualify to be treated for U.S. federal income tax purposes as a Regulated Investment Company (“RIC”) under subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”). The Company’s fiscal year-end is December 31st.

On April 17, 2012, the Company successfully reached its minimum escrow requirement and officially commenced operations by issuing 1,108,033 shares of common stock to SIC Advisors for gross proceeds of $10,000,000. The Company’s offering period is currently scheduled to terminate on April 17, 2016, unless further extended. Since commencing its operations, the Company has sold a total of 78,580,360 shares of common stock, which includes shares issued as part of the distribution reinvestment plan (see Note 13), for total proceeds of $795.1 million, which includes the shares sold to SIC Advisors. The proceeds from the issuance of common stock are presented in the Company’s consolidated statements of changes in net assets and consolidated statements of cash flows and are presented net of selling commissions and dealer manager fees.

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

Note 2. Significant Accounting Policies

Basis of Presentation

The Company follows the accounting and reporting guidance in the Financial Accounting Standards Board Accounting Standards Codification (“ASC”) Topic 946 — Financial Services, Investment Companies (“ASC 946”). The accompanying consolidated financial statements have been prepared on the accrual basis of accounting in conformity with U.S. generally accepted accounting principles (“GAAP”) and includes the accounts of the Company and its wholly-owned subsidiaries, Alpine, Arbor, and Taxable Subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. Additionally, the accompanying consolidated financial statements of the Company and related financial information have been prepared pursuant to the requirements for reporting on Form 10-Q and Article 10 of Regulation S-X of the Securities Act of 1933. Accordingly, certain disclosures accompanying annual financial statements prepared in accordance with GAAP are omitted. In the opinion of management, the unaudited interim financial results included herein contain all adjustments and reclassifications that are necessary for the fair presentation of financial statements for the periods included herein. Therefore, this Form 10-Q should be read in conjunction with the Company’s annual report on Form 10-K for the year ended December 31, 2014, which was filed with the U.S. Securities and Exchange Commission (“SEC”) on March 6, 2015. The current period’s results of operations will not necessarily be indicative of results that ultimately may be achieved for the fiscal year ending December 31, 2015.

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

The Company holds debt investments in its portfolio that contain a payment-in-kind (“PIK”) interest provision. PIK interest, which represents contractually deferred interest added to the investment balance that is generally due at maturity, is recorded on the accrual basis to the extent such amounts are expected to be collected. PIK interest is not accrued if the Company does not expect the issuer to be able to pay all principal and interest when due. For the three and nine months ended September 30, 2015, the Company earned $511,922 and $1,182,080 in PIK interest, respectively. For the three and nine months ended September 30, 2014, the Company earned $123,053 and $231,200 in PIK interest, respectively.

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

Management reviews all loans that become 90 days or more past due on principal and interest or when there is reasonable doubt that principal or interest will be collected for possible placement on management’s designation of non-accrual status. Accrued interest is generally reserved when a loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment regarding collectability. Non-accrual loans are restored to accrual status when past due principal and interest is paid and, in management’s judgment, are likely to remain current, although the Company may make exceptions to this general rule if the loan has sufficient collateral value and is in the process of collection. At September 30, 2015, one portfolio company was on non-accrual status with a fair value of $157,156 or less than 0.1% of the fair value of the Company’s portfolio. At December 31, 2014, one portfolio company was on non-accrual status with a fair value of $237,651 or less than 0.1% of the fair value of the Company’s portfolio.

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

Investments in investment funds are valued at fair value. Fair values are generally determined utilizing the net asset value (“NAV”) supplied by, or on behalf of, management of each investment fund, which is net of management and incentive fees or allocations charged by the investment fund and is in accordance with the “practical expedient”, as defined by the Accounting Standards Update (“ASU”) 2009-12, Investments in Certain Entities that Calculate Net Asset Value per Share. NAVs received by, or on behalf of, management of each investment fund are based on the fair value of the investment funds’ underlying investments in accordance with policies established by management of each investment fund, as described in each of their financial statements and offering memorandum.

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

The methodologies and information that the Company utilizes when applying the Market Approach for performing investments includes, among other things:

•	valuations of comparable public companies (“Guideline Comparable Approach”),

•	recent sales of private and public comparable companies (“Guideline Comparable Approach”),

•	recent acquisition prices of the company, debt securities or equity securities (“Acquisition Price Approach”),

•	external valuations of the portfolio company, offers from third parties to buy the company (“Estimated Sales Proceeds Approach”),

•	subsequent sales made by the company of its investments (“Expected Sales Proceeds Approach”); and

•	estimating the value to potential buyers.

The methodologies and information that the Company utilizes when applying the Income Approach for performing investments includes:

•	discounting the forecasted cash flows of the portfolio company or securities (“Discounted Cash Flow (“DCF”) Approach”); and

•	Black-Scholes model or simulation models or a combination thereof (Income Approach — Option Model) with respect to the valuation of warrants.

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

The Company’s Taxable Subsidiaries accrue income taxes payable based on the applicable corporate rates on the unrealized gains generated by the investments held by the Taxable Subsidiaries. As of September 30, 2015 and December 31, 2014, the Company recorded a deferred tax liability of $83,335 and $86,600, respectively, on the consolidated statements of assets and liabilities. The change in deferred tax liabilities is included as a component of net gain/(loss) on investments and total return swap on investments in the consolidated statements of operations. There were no such deferred tax liabilities as of September 30, 2015 or December 31, 2014.

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

The Company accounts for income taxes in conformity with ASC Topic 740 — Income Taxes (“ASC 740”). ASC 740 provides guidelines for how uncertain tax positions should be recognized, measured, presented and disclosed in financial statements. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions deemed to meet a “more-likely-than-not” threshold would be recorded as a tax benefit or expense in the current period. The Company recognizes interest and penalties, if any, related to unrecognized tax benefits as income tax expense in the consolidated statements of operations. There were no material uncertain income tax positions at September 30, 2015 or September 30, 2014.

The following table reflects, for tax purposes, the estimated sources of the cash distributions that the Company has paid on its common stock during the nine months ended September 30, 2015 and the nine months ended September 30, 2014:

	Nine months ended September 30, 2015		Nine months ended September 30, 2014
Source of Distribution	Distribution Amount(1)	Percentage	Distribution Amount	Percentage
Return of capital from offering proceeds	$—	—%	$—	—%
Return of capital from borrowings	—	—	—	—
Ordinary income	40,537,983	100.0	17,073,482	92.5
Return of capital (other)	—	—	1,383,895	7.5

Distributions on a tax basis:	$40,537,983	100.0%	$18,457,377	100.0%

(1)

The Distribution Amount and Percentage reflected for September 30, 2015 are estimated figures. The actual source of distributions for the fiscal year ending 2015 will be calculated in connection with the Company’s year-end procedures.

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

Recent Accounting Pronouncements

In May 2015, the FASB issued ASU 2015-07 Fair Value Measurements: Disclosures for Investments in Certain Entities that Calculate Net Asset Value per Share (or Its Equivalent). The pronouncement removes the requirement to categorize within the fair value hierarchy all investments for which fair value is measured using NAV per share practical expedient. The pronouncement also removes the requirement to make certain disclosures for all investments that are eligible to be measured at fair value using the net asset value per share practical expedient. Rather, those disclosures are limited to the investments for which the entity has not elected to measure the fair value using that practical expedient. The Company has elected to early adopt the pronouncement for the current reporting period, which is permitted; therefore the Company excluded all investments in affiliated entities fair valued using the practical expedient from the fair value hierarchy.

In April 2015, the FASB issued ASU 2015-03 Interest — Imputation of Interest (“ASU 2015-03”). The pronouncement requires that debt issuance costs related to a recognized debt liability be presented in the consolidated statement of assets and liabilities as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The amendment becomes effective for financial statements issued for fiscal years that begin after December 15, 2015. ASU 2015-03 may be early adopted and applied retroactively. SIC Advisors is still determining ASU 2015-03’s effects upon the consolidated financial statements.

Note 3. Investments

The following table shows the composition of the Company’s portfolio investments by industry classification at fair value at September 30, 2015:

	Fair Value	Percentage
Services: Business	$161,779,245	17.9%
Banking, Finance, Insurance & Real Estate	83,566,193	9.3%
Hotel, Gaming & Leisure	79,273,635	8.8%
Automotive	77,998,633	8.7%
Retail	62,371,604	6.9%
High Tech Industries	56,120,120	6.2%
Aerospace & Defense	52,311,380	5.8%
Construction & Building	42,827,038	4.8%
Wholesale	33,555,854	3.7%
Healthcare & Pharmaceuticals	32,628,101	3.6%
Telecommunications	31,224,811	3.5%
Energy: Oil & Gas	30,549,233	3.4%
Multi-Sector Holdings	27,745,300	3.1%
Media: Advertising, Printing & Publishing	27,346,458	3.0%
Metals & Mining	20,377,754	2.3%
Media: Broadcasting & Subscription	19,985,142	2.2%
Capital Equipment	14,616,177	1.6%
Transportation: Cargo	12,170,380	1.4%
Chemicals, Plastics & Rubber	12,147,319	1.3%
Beverage & Food	9,000,795	1.0%
Media: Diversified & Production	7,500,000	0.8%
Services: Consumer	6,434,085	0.7%

Total	$901,529,257	100.0%

See Note 5 for industry classifications of the underlying TRS reference assets as of September 30, 2015.

The following table shows the composition of the Company’s portfolio investments by industry classification at fair value at December 31, 2014. The December 31, 2014 industry classifications have been modified to conform with the September 30, 2015 industry classifications:

	Fair Value	Percentage
Hotel, Gaming & Leisure	$88,573,584	14.4%
Banking, Finance, Insurance & Real Estate	61,156,308	9.9%
Services: Business	53,687,500	8.7%
Automotive	44,416,367	7.2%
Construction & Building	43,348,118	7.0%
High Tech Industries	42,553,866	6.9%
Energy: Oil & Gas	39,601,364	6.4%
Retail	35,533,232	5.8%
Aerospace & Defense	34,687,649	5.6%
Telecommunications	33,044,290	5.4%
Media: Advertising, Printing & Publishing	26,765,353	4.3%
Wholesale	25,864,120	4.2%
Healthcare & Pharmaceuticals	24,687,379	4.0%
Metals & Mining	12,915,295	2.1%
Chemicals, Plastics & Rubber	12,599,867	2.0%
Transportation: Cargo	12,589,104	2.0%
Services: Consumer	11,484,637	1.9%
Media: Broadcasting & Subscription	6,533,857	1.1%
Consumer Goods: Non-durable	5,006,500	0.8%
Beverage & Food	1,866,703	0.3%

Total	$616,915,093	100.0%

See Note 5 for industry classifications of the underlying TRS reference assets as of December 31, 2014.

The following table summarizes the amortized cost and the fair value of the Company’s portfolio investments as of September 30, 2015:

	Amortized Cost	Percentage	Value	Percentage
Senior secured first lien term loans	$526,696,223	56.7	$514,977,809	57.1%
Senior secured second lien term loans	296,810,313	32.0	285,235,044	31.7
Senior secured first lien notes	70,121,089	7.5	67,063,201	7.4
Sierra Senior Loan Strategy JV I LLC	28,147,500	3.0	27,745,300	3.1
Warrants/Equity	7,138,236	0.8	6,507,903	0.7

Total	$928,913,361	100.0%	$901,529,257	100.0%

The following table summarizes the amortized cost and the fair value of the Company’s portfolio investments as of December 31, 2014:

	Amortized Cost	Percentage	Fair Value	Percentage
Senior secured first lien term loans	$335,675,585	54.0%	$335,182,650	54.3%
Senior secured second lien term loans	223,990,513	36.1	221,863,203	35.9
Senior secured first lien notes	55,380,821	8.9	53,699,500	8.7
Senior secured second lien notes	986,238	0.2	1,008,274	0.2
Warrants/Equity	4,935,360	0.8	5,161,466	0.9

Total	$620,968,517	100.0%	$616,915,093	100.0%

The following table shows the composition of the Company’s portfolio investments by geography classification at fair value at September 30, 2015:

Geography	Fair Value	Percentage
United States	$894,630,228	99.2%
Canada	6,899,029	0.8

Total	$901,529,257	100.0%

The following table shows the composition of the Company’s portfolio investments by geography classification at fair value at December 31, 2014:

Geography	Fair Value	Percentage
United States	$609,615,543	98.8%
Canada	7,299,550	1.2

Total	$616,915,093	100.0%

During the nine months ended September 30, 2015, the Company had investments in portfolio companies designated as Controlled/affiliated investments under the 1940 Act. Transactions with control investments were as follows:

Name of Investment	Fair Value at December 31, 2014	Purchases (Sales) of/ Advances (Distributions) to Affiliates	Transfers In/(Out) of Affiliates	Income Earned	Net change in unrealized appreciation/ (depreciation)	Fair Value at September 30, 2015	Capital Loss
Controlled/affiliated Investments
Sierra Senior Loan Strategy JV I LLC*	$—	$28,147,500	$—	$—	$(402,200)	$27,745,300	$—

*	The Company and Great American Life Insurance Company (“GALIC”) are the members of Sierra Senior Loan Strategy JV I LLC (“Sierra JV”), a joint venture formed as a Delaware limited liability company that is not consolidated by either member for financial reporting purposes. The members of Sierra JV make capital contributions as investments by Sierra JV are completed, and all portfolio and other material decisions regarding Sierra JV must be submitted to Sierra JV’s board of managers, which is comprised of an equal number of members appointed by each of the Company and GALIC. Approval of Sierra JV’s board of managers requires the unanimous approval of a quorum of the board of managers, with a quorum consisting of equal representation of members appointed by each of the Company and GALIC. Because management of Sierra JV is shared equally between the Company and GALIC, the Company does not have operational control over the Sierra JV for purposes of the 1940 Act or otherwise.

Purchases (sales) of/advances (distributions) to controlled affiliates are included in the purchases and sales presented on the consolidated statements of cash flows for the nine months ended September 30, 2015. Transfers in/(out) of affiliates represents the fair value for the month an investment became or was removed as an affiliated investment. Income received from controlled affiliates is included in total investment income on the consolidated statements of operations for the nine months ended September 30, 2015.

As of December 31, 2014 the Company had no Controlled Investments or Affiliated Investments.

In connection with certain of the Company’s investments, the Company receives warrants which are obtained for the objective of increasing the total investment returns and are not held for hedging purposes. For the nine months ended September 30, 2015 and September 30, 2014, the total fair value of warrants were $2,192,893 and $2,192,924, respectively, and were included in investments at fair value on the consolidated statement of assets and liabilities. Total realized and change in unrealized gains related to warrants for the three and nine months ended September 30, 2015 were $0 and $0, and $(570,776) and $1,427, respectively, and were recorded on the consolidated statement of operations in net realized gain/(loss) and net change in unrealized appreciation/(depreciation), respectively. Total realized and unrealized gains related to warrants for the three and nine months ended September 30, 2014 were $0 and $0, and $613,987 and $1,009,070, respectively, and were recorded on the consolidated statement of operations in net realized gain/(loss) and net change in unrealized appreciation/(depreciation), respectively. The warrants are received in connection with individual investments and are not subject to master netting arrangements. During the three and nine months ended September 30, 2015, the Company acquired warrants in 0 and 1 portfolio companies, respectively. During the three and nine months ended September 30, 2014, the Company acquired warrants in 1 and 2 portfolio companies, respectively.

As part of the Company’s investment objective, in addition to purchasing loans on the secondary market, it makes loans directly to privately-held middle market companies. As of September 30, 2015, the Company held loans it has made directly to 62 investee companies with aggregate principal amounts of $769.7 million. As of December 31, 2014, the Company held loans it has made directly to 47 investee companies with aggregate principal amounts of $476.4 million. During the three and nine months ended September 30, 2015, the Company made 4 and 22 loans to investee companies, respectively, with aggregate principal amounts of $75.7 million and $345.4 million, respectively. During the three and nine months ended September 30, 2014, the Company made 12 and 29 loans to investee companies, respectively, with aggregate principal amounts of $168.5 million and $319.8 million, respectively. The details of the Company’s loans have been disclosed on the consolidated schedule of investments as well as in Note 4. In addition to providing loans to investee companies, the Company also offers managerial assistance to each investee company. During the three and nine months ended September 30, 2015 and September 30, 2014, the Company did not provide managerial assistance to any investee companies.

In addition to the loans that the Company has provided, the Company has unfunded commitments to provide additional financings through undrawn term loans or revolving lines of credit. The details of such arrangements are disclosed in Note 11.

Sierra Senior Loan Strategy JV I LLC

On March 27, 2015, the Company and GALIC entered into a limited liability company operating agreement to co-manage Sierra JV. All portfolio and other material decisions regarding Sierra JV must be submitted to Sierra JV’s board of managers, which is comprised of four members, two of whom are selected by the Company and the other two are selected by GALIC. The Company has concluded that it does not operationally control Sierra JV. As the Company does not operationally control Sierra JV, it does not consolidate the operations of Sierra JV within the consolidated financial statements. As a practical expedient, the Company uses NAV to determine the value of its investment in Sierra JV; therefore, this investment has been presented as a reconciling item within the fair value hierarchy (see Note 3).

As of September 30, 2015, Sierra JV had total capital commitments of $100.0 million with the Company providing $87.5 million and GALIC providing $12.5 million. Approximately $32.2 million was funded as of September 30, 2015 relating to these commitments, of which $28.1 million was from the Company.

On August 4, 2015, Sierra JV entered into a senior secured revolving credit facility (the “JV Facility”) led by Credit Suisse, AG with commitments of $100 million subject to leverage and borrowing base restrictions. The JV Facility will bear interest at a rate of LIBOR (with no minimum) + 2.50% per annum. The revolving loan period ends on August 4, 2021 and the final maturity date is August 4, 2022. As of September 30, 2015, there was $30.0 million outstanding under the JV Facility.

As of September 30, 2015, Sierra JV had investments at a fair value of $59.8 million, Sierra JV’s portfolio was comprised of senior secured first lien loans to 12 different borrowers, and none of the loans were on non-accrual status.

Below is a summary of Sierra JV’s portfolio, followed by a listing of the individual loans in Sierra JV’s portfolio as of September 30, 2015:

September 30, 2015
Senior secured loans(1)	$60,564,779
Weighted average current interest rate on senior secured loans(2)	7.00%
Number of borrowers in Sierra JV	12
Largest loan to a single borrower(1)	$5,984,926
Total of five largest loans to borrowers(1)	$25,984,926

(1)	At par value.
(2)	Computed as the (a) annual stated interest rate on accruing senior secured loans, divided by (b) total senior secured loans at principal amount.

Company	Industry	Type of Investment	Coupon Rate	Maturity	Par Amount	Cost	Fair Value(1)	Unrealized Appreciation (Depreciation)
AccentCare, Inc.	Healthcare & Pharmaceuticals	Senior Secured First Lien Term loans(4)	LIBOR + 5.750%, 1.000% Floor	9/3/2021	$4,700,000	$4,653,600	$4,653,000	$(600)
Aperture Group, LLC	Banking, Finance, Insurance & Real Estate	Senior Secured First Lien Term loans(2)	LIBOR + 6.250%, 1.000% Floor	8/29/2019	4,987,406	4,987,406	4,903,802	(83,604)
CP Opco, LLC	Services: Consumer	Senior Secured First Lien Term loans(4)	LIBOR + 6.750%, 1.000% Floor	9/30/2020	5,000,000	4,970,596	5,000,000	29,404
CRGT Inc.	High Tech Industries	Senior Secured First Lien Term loans(4)	LIBOR + 6.500%, 1.000% Floor	12/19/2020	4,968,354	4,956,017	4,955,933	(84)
The Garretson Resolution Group, Inc.	Services: Business	Senior Secured First Lien Term loans(2)	LIBOR + 6.500%, 1.000% Floor	5/22/2021	4,968,750	4,968,750	4,968,750	—
GTCR Valor Companies, Inc.	High Tech Industries	Senior Secured First Lien Term loans(4)	LIBOR + 5.000%, 1.000% Floor	5/30/2021	4,987,394	4,977,655	4,958,950	(18,705)
IPS Corporation	Wholesale	Senior Secured First Lien Term loans(3)	LIBOR + 6.250%, 1.000% Floor	2/5/2021	5,000,000	5,000,000	4,856,905	(143,095)
New Media Holdings II LLC	Media: Advertising, Printing & Publishing	Senior Secured First Lien Term loans(4)	LIBOR + 6.250%, 1.000% Floor	6/4/2020	5,984,926	5,955,852	5,878,388	(77,464)
Physiotherapy Corporation	Healthcare & Pharmaceuticals	Senior Secured First Lien Term loans(4)	LIBOR + 4.750%, 1.000% Floor	6/4/2021	5,000,000	5,000,000	5,000,000	—
Southwest Dealer Services, Inc.	Automotive	Senior Secured First Lien Term loans(2)	LIBOR + 6.000%, 1.000% Floor	3/16/2020	5,000,000	5,000,000	4,930,235	(69,765)
Valence Surface Technologies, Inc.	Aerospace & Defense	Senior Secured First Lien Term Loans(2)	LIBOR + 5.500%, 1.000% Floor	6/13/2019	4,967,949	4,919,594	4,844,807	(74,787)
Z Gallerie LLC	Retail	Senior Secured First Lien Term loans(5)	LIBOR + 6.500%, 1.000% Floor	10/8/2020	5,000,000	5,000,000	4,862,313	(137,687)

					$60,564,779	$60,389,470	$59,813,083	$(576,387)

(1)	Represents the fair value in accordance with ASC 820. The determination of such fair value is conducted by Sierra JV’s board of managers.
(2)

The interest rate on these loans is subject to a base rate plus 1M LIBOR, which at September 30, 2015 was 0.19%. As the interest rate is subject to a minimum LIBOR floor which was greater than the 1M LIBOR rate at September 30, 2015, the prevailing rate in effect at September 30, 2015 was the base rate plus the LIBOR floor.

(3)

The interest rate on these loans is subject to a base rate plus 2M LIBOR, which at September 30, 2015 was 0.26%. As the interest rate is subject to a minimum LIBOR floor which was greater than the 2M LIBOR rate at September 30, 2015, the prevailing rate in effect at September 30, 2015 was the base rate plus the LIBOR floor.

(4)

The interest rate on these loans is subject to a base rate plus 3M LIBOR, which at September 30, 2015 was 0.33%. As the interest rate is subject to a minimum LIBOR floor which was greater than the 3M LIBOR rate at September 30, 2015, the prevailing rate in effect at September 30, 2015 was the base rate plus the LIBOR floor.

(5)

The interest rate on these loans is subject to a base rate plus 6M LIBOR, which at September 30, 2015 was 0.53%. As the interest rate is subject to a minimum LIBOR floor which was greater than the 6M LIBOR rate at September 30, 2015, the prevailing rate in effect at September 30, 2015 was the base rate plus the LIBOR floor.

Below is certain summarized financial Information for Sierra JV as of September 30, 2015 and for the period from July 15, 2015 (commencement of operations) through September 30, 2015:

As of September 30, 2015
Selected Consolidated Statements of Assets and Liabilities Information:
Investments in loans at fair value (cost: $60,389,470)	$59,813,083
Cash	793,901
Other Assets	127,274
Deferred Financing Costs (net of amortization of $35,215)	1,233,822

Total Assets	$61,968,080

Senior credit facility payable	30,011,000
Interest payable	134,236
Other liabilities	113,936

Total liabilities	$30,259,172
Members’ equity	31,708,908

Total liabilities and net assets	$61,968,080

Period from July 15, 2015 (commencement of operations) through September 30, 2015
Selected Consolidated Statements of Operations Information:
Total revenues	$422,774
Total expenses	(306,540)
Net unrealized depreciation	(576,387)
Net realized losses	490

Net income	$(459,663)

Note 4. Fair Value Measurements

The Company follows ASC 820 for measuring the fair value of portfolio investments. Fair value is the price that would be received in the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Where available, fair value is based on observable market prices or parameters, or derived from such prices or parameters. Where observable prices or inputs are not available, valuation models are applied. These valuation models involve some level of management estimation and judgment, the degree of which is dependent on the price transparency for the instruments or market and the instruments’ complexity. The Company’s fair value analysis includes an analysis of the value of any unfunded loan commitments. Financial investments recorded at fair value in the consolidated financial statements are categorized for disclosure purposes based upon the level of judgment associated with the inputs used to measure their value. The valuation hierarchical levels are based upon the transparency of the inputs to the valuation of the investment as of the measurement date. The three levels are defined as follows. Investments which are valued using NAV as a practical expedient are excluded from this hierarchy:

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

The following table presents the fair value measurements of the Company’s total investments, by major class according to the fair value hierarchy, as of September 30, 2015:

Type of Investment	Level 1	Level 2	Level 3	Total
Asset
Senior secured first lien term loans	$—	$—	$514,977,809	$514,977,809
Senior secured first lien notes	—	36,609,068	30,454,133	67,063,201
Senior secured second lien term loans	—	—	285,235,044	285,235,044
Warrants/Equity	—	—	6,507,903	6,507,903
Money market fund	12,519,516	—	—	12,519,516

Total	$12,519,516	$36,609,068	$837,174,889	$886,303,473

Sierra Senior Loan Strategy JV I LLC				$27,745,300

Total Investments, at fair value				$914,048,773

Derivative Instrument-Long Exposure	Level 1	Level 2	Level 3	Total
Liability
Total return swap with Citibank, N.A.	$—	$—	$18,717,563	$18,717,563

The following table presents the fair value measurements of the Company’s total investments, by major class according to the fair value hierarchy, as of December 31, 2014:

Type of Investment	Level 1	Level 2	Level 3	Total
Asset
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

The following table provides a reconciliation of the beginning and ending balances for total investments that use Level 3 inputs for the nine months ended September 30, 2015 based off of fair value hierarchy at September 30, 2015:

	Senior Secured First Lien Notes(1)	Senior Secured First Lien Term Loans	Senior Secured Second Lien Term Loans	Warrants/ Equity	Total Return Swap	Total
Balance, December 31, 2014	$43,912,887	$339,094,785	$217,951,068	$5,161,466	$(7,651,597)	$598,468,609
Purchases	10,000,000	312,334,043	110,320,421	1,946,219	—	434,600,683
Sales	(4,295,000)	(126,421,771)	(34,222,208)	—	—	(164,938,979)
Transfers in	8,332,638	—	—	—	—	8,332,638
Transfers out	(25,078,656)	—		—	—	(25,078,656)
Amortization of discount/(premium)	(11,455)	214,951	317,201	—	—	520,697
Paid-in-kind interest income	—	856,039	69,386	256,655	—	1,182,080
Net realized gains (losses)	(692,212)	155,232	217,147	—	—	(319,833)
Net change in unrealized appreciation/ (depreciation)	(1,714,069)	(11,255,470)	(9,147,971)	(856,437)	(11,065,966)	(34,309,913)

Balance, September 30, 2015	$30,454,133	$514,977,809	$285,235,044	$6,507,903	$(18,717,563)	$818,457,326

Change in net unrealized appreciation (depreciation) in investments held as of September 30, 2015(2)	$(659,398)	$(11,346,235)	$(9,622,961)	$(1,341,604)	$(11,065,966)	$(34,036,164)

(1)	Includes assets previously classified as Senior Secured Second Lien Notes.
(2)	Amount is included in the related amount on investments and derivative instruments in the condensed consolidated statements of operations.

Transfers between levels of the fair value hierarchy are reported at the beginning of the reporting period in which they occur. During the nine months ended September 30, 2015, the Company recorded $25,078,656 in transfers from Level 3 to Level 2 due to an increase in observable inputs in market data. During the nine months ended September 30, 2015, the Company recorded $8,332,638 in transfers to Level 3 from Level 2 due to a decrease in observable inputs in market data and no other transfers between levels.

The following table provides a reconciliation of the beginning and ending balances for total investments that use Level 3 inputs for the nine months ended September 30, 2014 based off of fair value hierarchy at September 30, 2014:

	Senior Secured First Lien Notes	Senior Secured Second Lien Notes	Senior Secured First Lien Term Loans	Senior Secured Second Lien Term Loans	Warrants/ Equity	Total Return Swap	Total
Balance, December 31, 2013	$41,917,999	$5,254,676	$28,583,326	$56,481,247	$54,977	$351,396	$132,643,621
Purchases	39,677,539	—	229,958,005	226,632,289	3,949,247	—	500,217,080
Sales	(31,395,385)	(5,257,511)	(35,201,367)	(65,753,339)	—	—	(137,607,602)
Transfers in	—	—	—	—	—	—	—
Transfers out	(11,620,967)	—	—	—	—	—	(11,620,967)
Amortization of discount/(premium)	(30,252)	7,092	26,926	136,319	—	—	140,085
Paid-in-kind interest income	—	—	54,337	—	176,863	—	231,200
Net realized gains (losses)	1,512,799	141,943	30,372	(10,971)	—	—	1,674,143
Net change in unrealized appreciation/ (depreciation)	(195,640)	(146,200)	1,644,809	1,996,382	1,104,032	(2,281,197)	2,122,186

Balance, September 30, 2014	$39,866,093	$—	$225,096,408	$219,481,927	$5,285,119	$(1,929,801)	$487,799,746

Change in net unrealized appreciation (depreciation) in investments held as of September 30, 2014(1)	$(1,401,554)	$—	$994,199	$2,039,476	$994,588	$(2,281,197)	$345,512

(1)	Amount is included in the related amount on investments and derivative instruments in the condensed consolidated statements of operations.

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

The following table presents the quantitative information about Level 3 fair value measurements of the Company’s total investments, as of September 30, 2015:

	Fair Value	Valuation techniques(1)	Unobservable input(1)	Range (weighted average)
Senior Secured First Lien Term Loans	$303,240,721	Income Approach (DCF)	Market yield	6.63% – 26.56% (9.95%)
Senior Secured First Lien Term Loans	$7,876,355	Market Approach (Guideline Comparable)	2015 Revenue Multiple and 2015 EBITDA Multiple	0.50x – 1.00x (0.75x)/3.50x – 4.50x (4.00x)
Senior Secured First Lien Term Loans	$6,594,799	Market Approach (Guideline Comparable	2015 Revenue Multiple, 2015 EBITDA Multiple, RGU Price	1.00x – 1.25x (1.13x)/12.00x – 13.00x (12.50x)/$393.75 – $525.00 ($459.38)
Senior Secured First Lien Term Loans	$197,265,934	Recent Arms-length	RecentArms-	N/A
		transaction	length transaction
Senior Secured First Lien Notes	$30,296,977	Income Approach (DCF)	Market yield	7.25% – 32.02% (13.53%)
Senior Secured First Lien Notes	$157,156	Enterprise Valuation Analysis	EBITDA Multiple/ Estimated Liquidation Proceeds	0.00x – 0.00 (0.00x) / $44.9M – $73.2M ($59.7M )
Senior Secured Second Lien Term Loans	$223,147,656	Income Approach (DCF)	Market yield	9.92% – 30.00% (11.09%)
Senior Secured Second Lien Term Loans	$1,587,388	Market Approach	LTM and 2016	6.00x – 7.00x (7.00x)/6.00x – 7.00x (7.00x)
		(Guideline Comparable)	EBITDA Multiple
Senior Secured Second Lien Term Loans	$60,500,000	Recent Arms-length	Recent Arms-length	N/A
		transaction	transaction
Equity/Warrants	$—	Enterprise Valuation Analysis	EBITDA Multiple/Estimated Liquidation Proceeds	0.00x – 0.00 (0.00x) / $44.9M – $73.2M ($59.7M )
Equity/Warrants	$3,051,237	Income Approach (DCF)	Market Yield	14.63%
Equity/Warrants	$177,715	Market Approach (Guideline Comparable)	2015 Revenue Multiple, 2015 EBITDA Multiple, RGU Price	1.00x – 1.25x (1.13x)/12.00x – 13.00x (12.50x)/$393.75 – $525.00 ($459.38)
Equity/Warrants	$1,989,314	Market Approach (Guideline Comparable	LTM and 2015 EBITDA Multiple	7.50x – 7.50x (7.50x)/5.50x – 7.00x (6.62x)
Equity/Warrants	$—	Market Approach (Guideline Comparable)	2015 Revenue Multiple and 2015 EBITDA Multiple	0.50x – 1.00x (0.75x)/3.50x – 4.50x (4.00x)
Equity/Warrants	$548,335	Market Approach (Guideline Comparable)	LTM and NTM EBITDA Multiple	6.50x – 7.50x (7.00x)/6.50x – 7.50x (7.00x)
Equity/Warrants	$227,107	Market Approach (Guideline Comparable)	EBITDA Multiple	12.5x – 13.5x (13.5x)
Equity/Warrants	$514,195	Market Approach (Guideline Comparable)	LTM EBITDA Multiple	4.0x – 5.0x (4.5x)
Total return swap	$(18,717,563)	Income Approach (DCF)	Market yield of underlying assets	5.34% – 15.62% (8.57%)

(1)	Represents amounts used when the Company has determined that market participants would use such multiples when measuring the fair value of these investments.

The following table presents the quantitative information about Level 3 fair value measurements of the Company’s total investments, as of December 31, 2014:

	Fair Value	Valuation techniques(1)	Unobservable input(1)	Range (weighted average)
Senior secured first lien term loans	$335,182,650	Income Approach (DCF)	Market yield	7.23% – 17.63% (10.60%)
		Market Approach (Recent Acquisition Price)	Market yield	7.50% – 13.03% (10.11%)
Senior secured first lien notes	$42,904,613	Income Approach (DCF)	Market yield	8.50% – 16.30% (11.02%)
		Enterprise valuation analysis	EBITDA multiple Estimated liquidation proceeds	4.00x – 8.00x (2.00x) $189.1M – $222.4M ($205.8)M
Senior secured second lien term loans	$221,863,203	Income Approach (DCF)	Market yield	6.71% – 15.27% (10.55%)
		Market Approach (Recent Acquisition Price)	Recent acquisition price	8.50% – 10.96% (10.32%)
Senior secured second lien notes	$1,008,274	Income Approach (DCF)	Market yield	12.16% – 12.16% (12.16%)
Warrants/Equity	$5,161,466	Enterprise valuation analysis	Estimated liquidation proceeds	—
		Market Approach (guideline comparable)	EBITDA multiple	3.50x (14.00x)
		Income Approach (DCF)	EBITDA multiple	13.14% – 13.14% (13.14%)
Total return swap	$(7,651,597)	Market Approach (Recent Acquisition Price)	Recent acquisition price	N/A
		Income Approach (DCF)	Market yield of underlying assets	5.84% – 14.87% (8.43%)

(1)	Represents amounts used when the Company has determined that market participants would use such multiples when measuring the fair value of these investments.

The significant unobservable inputs used in the fair value measurement of the Company’s debt and derivative investments are market yields. Increases in market yields would result in lower fair value measurements.

The significant unobservable inputs used in the fair value measurement of the Company’s warrants/equity investments are comparable company multiples of Revenue or earnings before interest, taxes, depreciation, and amortization (“EBITDA”) for the latest twelve months (“LTM”), next twelve months (“NTM”) or a reasonable period a market participant would consider. Increases in EBITDA multiples in isolation would result in higher fair value measurement.

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

Pursuant to the terms of the TRS Agreement, as amended by the Second Amended Confirmation Agreement and Third Amended Confirmation Agreement, and subject to conditions customary for transactions of this nature, Arbor may select a portfolio of loans with a maximum market value (determined at the time each such loan becomes subject to the TRS) of $300,000,000, which is also referred to as the maximum notional amount of the TRS. Each individual loan, and the portfolio of loans taken as a whole, must meet criteria described in the Amended TRS Agreement. Arbor receives from Citibank a periodic payment on set dates that is based upon any coupons, both earned and accrued, generated by the loans underlying the TRS, subject to limitations described in the Amended TRS Agreement as well as any fees associated with the loans included in the portfolio. Arbor pays to Citibank interest at a rate equal to one-month LIBOR plus 1.35% per annum. In addition, upon the termination or repayment of any loan subject to the TRS, Arbor either receives from Citibank the appreciation in the value of such loan, or pays to Citibank any depreciation in the value of such loan.

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

Arbor is required to pay a minimum usage fee in connection with the TRS of 1.35% on the amount equal to 85% of the average daily unused portion of the maximum amount permitted under the TRS. Such minimum usage fee will not apply during the first 365 days and last 60 days of the term of the TRS. Arbor will also pay Citibank customary fees in connection with the establishment and maintenance of the TRS. During the three and nine months ended September 30, 2015, Arbor paid $60,864 and $492,293, respectively, in minimum usage fees. During the three and nine months ended September 30, 2014, Arbor did not pay any minimum usage fees.

Arbor is required to initially cash collateralize a specified percentage of each loan (generally 25% to 35% of the market value of such loan) included under the TRS in accordance with margin requirements described in the Amended TRS Agreement. As of September 30, 2015 and December 31, 2014, Arbor has posted $77,029,970 and $56,877,928, respectively, in collateral to Citibank in relation to the TRS which is recorded on the consolidated statements of assets and liabilities as cash collateral on total return swap. Arbor may be required to post additional collateral from time to time as a result of a decline in the mark-to-market value of the portfolio of loans subject to the TRS. The obligations of Arbor under the Amended TRS Agreement are non-recourse to the Company and the Company’s exposure under the Amended TRS Agreement is limited to the value of the Company’s investment in Arbor, which generally equals the value of cash collateral provided by Arbor under the Amended TRS Agreement.

In connection with the TRS, Arbor has made customary representations and warranties and is required to comply with various covenants, reporting requirements and other customary requirements for similar transactions. In addition to customary events of default and termination events included in the form ISDA 2002 Master Agreement, the Amended TRS Agreement contains the following termination events: (a) a failure to satisfy the portfolio criteria for at least 30 days; (b) a failure to post initial cash collateral or additional collateral as required by the Amended TRS Agreement; (c) a default by Arbor or the Company with respect to indebtedness in an amount equal to or greater than the lesser of $10,000,000 and 2% of the Company’s net asset value at such time; (d) a merger of Arbor or the Company meeting certain criteria; (e) the Company or Arbor amending their respective constituent documents to alter their investment strategy in a manner that has or could reasonably be expected to have a material adverse effect; and (f) SIC Advisors ceasing to be the investment manager of Arbor or to have authority to enter into transactions under the Amended TRS Agreement on behalf of Arbor, and not being replaced by an entity reasonably acceptable to Citibank. As of September 30, 2015 and December 31, 2014, the Company did not have any derivatives with contingent features in net liability positions. Therefore, if a trigger event had occurred, no amount would have been required to be posted by the Company.

The Company’s maximum credit risk exposure as of September 30, 2015 and December 31, 2014 is $79,535,664 and $57,973,510, respectively, which is recorded on the consolidated statements of assets and liabilities as cash collateral on total return swap and receivable due on total return swap.

The Company’s receivable from Citibank, represents realized amounts from payments on underlying loans in the total return swap portfolio which as of September 30, 2015 and December 31, 2014 was $2,505,694 and $1,095,582, respectively, which is recorded on the consolidated statements of assets and liabilities as receivable due on total return swap. The Company does not offset collateral posted in relation to the TRS with any unrealized appreciation or depreciation outstanding in the consolidated statements of assets and liabilities as of September 30, 2015 or December 31, 2014.

Transactions in total return swap contracts during the three and nine months ended September 30, 2015 resulted in $3,607,072 and $9,227,421 in realized gains/(losses) and $(11,757,134) and $(11,065,966) in unrealized gains/(losses), respectively, which is recorded on the consolidated statements of operations. Transactions in total return swap contracts during the three and nine months ended September 30, 2014 resulted in $2,498,893 and $4,310,381 in realized gains/(losses) and $(3,199,218) and $(2,281,197) in unrealized gains/(losses), respectively, which is recorded on the consolidated statements of operations.

The Company only held one derivative position as of the nine months ended September 30, 2015 and the year ended December 31, 2014 and the derivative held is subject to a netting arrangement. The following table represents the Company’s gross and net amounts after offset under Master Agreements (“MA”) of the derivative assets and liabilities presented by derivative type net of the related collateral pledged by the Company as of September 30, 2015 and December 31, 2014:

	Gross Derivative Assets/(Liabilities) Subject to MA	Derivative Amount Available for Offset	Net Amount Presented in the Consolidated Statements of Assets and Liabilities	Cash Collateral Received	Net Amount of Derivative Assets/(Liabilities)
September 30, 2015
Total Return Swap(1)	$(18,717,563)	$—	$(18,717,563)	$—	$(18,717,563)

December 31, 2014
Total Return Swap(1)	$(7,651,597)	$—	$(7,651,597)	$—	$(7,651,597)

(1)

Cash was posted for initial margin requirements for the total return swap as of September 30, 2015 and December 31, 2014 and is reported on the consolidated statements of assets and liabilities as cash collateral on total return swap.

The following represents the volume of the Company’s derivative transactions during the three and nine months ended September 30, 2015 and September 30, 2014:

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Average notional par amount of contracts	$237,815,768	$183,546,213	$226,810,826	$118,757,421

The following is a summary of the TRS reference assets as of September 30, 2015:

Company(1)	Industry	Type of Investment	Coupon Rate	Maturity	Par Amount	Initial Notional Cost(2)	Fair Value	Unrealized Appreciation (Depreciation)
American Beacon Advisors, Inc.	Banking, Finance, Insurance & Real Estate	Senior Secured First Lien Term loans(6)	LIBOR + 4.500%, 1.00% Floor	4/30/2022	1,000,000	995,000	1,000,000	5,000
Answsers Corporation	Services: Consumer	Senior Secured First Lien Term loans(5)	LIBOR + 5.250%, 1.00% Floor	10/1/2021	14,925,000	14,402,625	10,770,925	(3,631,700)
ANVC Merger Corp.	High Tech Industries	Senior Secured First Lien Term loans(7)	LIBOR + 4.500%, 1.00% Floor	2/18/2021	4,925,000	4,875,750	4,869,594	(6,156)
AP Gaming I, LLC	Hotel, Gaming & Leisure	Senior Secured Second Lien Term loans(5)	LIBOR + 8.250%, 1.000% Floor	12/18/2020	14,299,786	14,023,813	14,061,408	37,595
Asurion Corp.	Banking, Finance, Insurance & Real Estate	Senior Secured First Lien Term loans(7)	LIBOR + 3.750%, 1.25% Floor	5/24/2019	4,845,887	4,845,284	4,609,650	(235,634)
Atkore International, Inc	Metals & Mining	Senior Secured Second Lien Term loans(7)	LIBOR + 6.750%, 1.00% Floor	10/9/2021	10,000,000	10,032,500	9,187,500	(845,000)
AVINTIV Specialty Materials Inc. (Polymer Group Inc.)	Chemicals, Plastics & Rubber	Senior Secured First Lien Term loans(5)	LIBOR + 4.250%, 1.000% Floor	12/19/2019	3,949,663	3,944,737	3,947,214	2,477
Bowlmor AMF Corporation	Services: Consumer	Senior Secured First Lien Term loans(7)	LIBOR + 6.250%, 1.00% Floor	9/18/2021	8,932,500	8,798,513	8,865,507	66,994
CJ Holding Co.	Energy: Oil & Gas	Senior Secured First Lien Term loans(4)(5)	LIBOR + 5.500%, 1.00% Floor	3/24/2022	2,992,500	2,573,550	2,064,825	(508,725)
CSP Technologies North America, Inc	Containers, Packaging & Glass	Senior Secured First Lien Term loans(7)	LIBOR + 6.000%, 1.00% Floor	1/29/2022	9,950,000	9,751,000	9,800,750	49,750
Collective Brands Finance Inc.	Retail	Senior Secured First Lien Term loans(7)	LIBOR + 4.000%, 1.00% Floor	3/11/2021	5,925,000	5,902,781	4,591,875	(1,310,906)
Encompass Digital Media, Inc	Telecommunications	Senior Secured First Lien Term loans(7)	LIBOR + 4.500%, 1.000% Floor	6/6/2021	4,950,000	4,925,250	4,929,359	4,109

Company(1)	Industry	Type of Investment	Coupon Rate	Maturity	Par Amount	Initial Notional Cost(2)	Fair Value	Unrealized Appreciation (Depreciation)
Fieldwood Energy LLC	Energy: Oil & Gas	Senior Secured Second Lien Term loans(8)	LIBOR + 7.125%, 1.250% Floor	9/30/2020	4,246,305	4,317,500	1,167,734	(3,149,766)
Genex Holdings, Inc.	Banking, Finance, Insurance & Real Estate	Senior Secured First Lien Term loans(5)	LIBOR + 4.250%, 1.000% Floor	5/21/2021	2,980,000	2,965,100	2,972,550	7,450
Hudson Products Holdings Inc	Capital Equipment	Senior Secured First Lien Term loans(7)	LIBOR + 4.000%, 1.000% Floor	3/15/2019	1,872,445	1,863,083	1,772,588	(90,495)
Iqor US Inc.	Services: Business	Senior Secured First Lien Term loans(7)	LIBOR + 5.00%, 1.000% Floor	4/1/2021	7,687,937	7,534,178	6,227,229	(1,306,949)
Isola USA Corp.	High Tech Industries	Senior Secured First Lien Term loans(7)	LIBOR + 8.250%, 1.000% Floor	11/23/2018	3,850,000	3,792,250	3,801,332	9,082
Language Line LLC	Telecommunications	Senior Secured First Lien Term loans(7)	LIBOR + 5.50%, 1.000% Floor	7/7/2021	3,400,000	3,366,000	3,395,750	29,750
Livingston International, Inc.	Transportation: Cargo	Senior Secured Second Lien Term loans(1)(4)(7)	LIBOR + 7.750%, 1.250% Floor	4/8/2020	1,954,783	1,969,444	1,830,254	(139,190)
Maxim Crane Works LP	Capital Equipment	Senior Secured Second Lien Term loans(6)	LIBOR + 9.250%, 1.000% Floor	11/26/2018	6,500,000	6,590,000	6,435,000	(155,000)
Mohegan Tribal Gaming	Hotel, Gaming & Leisure	Senior Secured First Lien Term loans(7)	LIBOR + 4.500%, 1.000% Floor	11/19/2019	6,954,848	6,822,872	6,917,918	95,046
Nine West Holdings, Inc.	Consumer goods: Non-durable	Senior Secured First Lien Term loans(7)	LIBOR + 3.750%, 1.000% Floor	10/8/2019	5,940,000	5,925,150	4,841,100	(1,084,050)
Packaging Coordinators, Inc.	Containers, Packaging & Glass	Senior Secured First Lien Term loans(7)	LIBOR + 4.250%, 1.000% Floor	8/1/2021	4,962,500	4,912,875	4,922,205	9,330
Pharmed Group Corporation	Healthcare & Pharmaceuticals	Senior Secured First Lien Term loans(7)	LIBOR + 3.250%, 1.000% Floor	1/28/2021	471,528	469,170	464,846	(4,324)
Pharmed Group Corporation	Healthcare & Pharmaceuticals	Senior Secured Second Lien Term loans(7)	LIBOR + 6.750%, 1.000% Floor	1/28/2022	5,000,000	4,975,000	4,925,000	(50,000)
Preferred Sands Holding Company, LLC	Construction & Building	Senior Secured First Lien Term loans(8)	LIBOR + 5.750%, 1.000% Floor	7/27/2020	6,947,500	6,878,025	4,411,662	(2,466,363)
Sungard Availability Services Capital Inc.	Services: Business	Senior Secured First Lien Term loans(5)	LIBOR + 5.000%, 1.000% Floor	3/31/2019	10,592,195	10,545,854	8,990,125	(1,555,729)
Tensar Corp.	Capital Equipment	Senior Secured First Lien Term loans(7)	LIBOR + 4.750%, 1.000% Floor	7/9/2021	11,910,000	11,790,900	11,039,141	(751,759)
Thomson Multimedia	Media: Advertising, Printing & Publishing	Senior Secured First Lien Term loans(5)	LIBOR + 6.000%, 1.000% Floor	3/31/2020	8,771,899	8,879,253	8,690,759	(188,494)
TravelCLICK, Inc.	Hotel, Gaming & Leisure	Senior Secured First Lien Term loans(5)	LIBOR + 4.500%, 1.250% Floor	5/12/2021	14,853,797	14,705,260	14,705,260	—
Tribune Publishing Co.	Media: Advertising, Printing & Publishing	Senior Secured First Lien Term loans(5)	LIBOR + 4.750%, 1.000% Floor	8/4/2021	9,625,000	9,548,000	9,071,562	(476,438)
TTM Technologies Inc.	High Tech Industries	Senior Secured First Lien Term loans(4)(5)	LIBOR + 5.000%, 1.000% Floor	5/7/2021	4,000,000	3,860,000	3,720,000	(140,000)

Company(1)	Industry	Type of Investment	Coupon Rate	Maturity	Par Amount	Initial Notional Cost(2)	Fair Value	Unrealized Appreciation (Depreciation)
US Shipping Partners LP	Transportation: Cargo	Senior Secured First Lien Term loans(6)	LIBOR + 4.250%, 1.000% Floor	6/15/2021	2,000,000	1,985,000	2,000,000	15,000
Visant Corporation	Consumer goods: Durable	Senior Secured First Lien Term loans(7)	LIBOR + 6.000%, 1.000% Floor	9/23/2021	13,977,823	13,698,266	12,859,597	(838,669)
YP LLC	Media: Advertising, Printing & Publishing	Senior Secured First Lien Term loans(5)	LIBOR + 6.750%, 1.250% Floor	6/4/2018	3,652,174	3,679,565	3,617,428	(62,137)
YRC Worldwide Inc.	Transportation: Cargo	Senior Secured First Lien Term loans(4)(7)	LIBOR + 7.250%, 1.000% Floor	2/13/2019	9,862,343	9,850,123	9,480,176	(369,947)

					238,708,413	235,993,671	216,957,823	(19,035,848)
Total accrued interest income, net of expenses								318,285

Total unrealized depreciation on total return swap								($18,717,563)

(1)	All investments are domiciled in the United States except for Livingston International, Inc., which is domiciled in Canada.
(2)	Represents the initial amount of par of an investment in which the TRS is referenced.
(3)	The referenced asset or portion thereof is unsettled as of September 30, 2015.
(4)	The investment is not a qualifying asset under the 1940 Act.
(5)

The interest rate on these loans is subject to a base rate plus 1M LIBOR, which at September 30, 2015 was 0.19%. As the interest rate is subject to a minimum LIBOR floor which was greater than the 1M LIBOR rate at September 30, 2015, the prevailing rate in effect at September 30, 2015 was the base rate plus the LIBOR floor.

(6)

The interest rate on these loans is subject to a base rate plus 2M LIBOR, which at September 30, 2015 was 0.26%. As the interest rate is subject to a minimum LIBOR floor which was greater than the 2M LIBOR rate at September 30, 2015, the prevailing rate in effect at September 30, 2015 was the base rate plus the LIBOR floor.

(7)

The interest rate on these loans is subject to a base rate plus 3M LIBOR, which at September 30, 2015 was 0.33%. As the interest rate is subject to a minimum LIBOR floor which was greater than the 3M LIBOR rate at September 30, 2015, the prevailing rate in effect at September 30, 2015 was the base rate plus the LIBOR floor.

(8)

The interest rate on these loans is subject to a base rate plus 6M LIBOR, which at September 30, 2015 was 0.53%. As the interest rate is subject to a minimum LIBOR floor which was greater than the 6M LIBOR rate at September 30, 2015, the prevailing rate in effect at September 30, 2015 was the base rate plus the LIBOR floor.

The following is a summary of the TRS reference assets as of December 31, 2014:

Company(1)	Industry(4)	Type of Investment	Coupon Rate	Maturity	Par Amount	Initial Notional Cost(2)	Fair Value	Unrealized Appreciation (Depreciation)
Answers Corporation	Services: Consumer	Senior Secured First Lien Term loans	LIBOR + 5.250%, 1.00% Floor	10/1/2021	15,000,000	$14,475,000	$14,212,500	$(262,500)
ANVC Merger Corp.	High Tech Industries	Senior Secured First Lien Term loans	LIBOR + 4.500%, 1.00% Floor	2/18/2021	4,962,500	4,912,875	4,863,250	(49,625)
AP Gaming I, LLC	Hotel, Gaming & Leisure	Senior Secured Second Lien Term loans	LIBOR + 8.250%, 1.000% Floor	12/18/2020	6,699,375	6,498,394	6,665,878	167,484
Asurion Corporation	Banking, Finance, Insurance & Real Estate	Senior Secured Second Lien Term loans	LIBOR + 3.750%, 1.25% Floor	5/24/2019	9,897,301	9,896,070	9,754,186	(141,884)
Atkore International, Inc.	Metals & Mining	Senior Secured Second Lien Term loans	LIBOR + 6.750%, 1.00% Floor	10/9/2021	10,000,000	10,032,500	9,750,000	(282,500)
Bowlmor AMF Corporation	Services: Consumer	Senior Secured First Lien Term loans	LIBOR + 6.250%, 1.00% Floor	9/18/2021	9,000,000	8,865,000	8,820,000	(45,000)

Company(1)	Industry(4)	Type of Investment	Coupon Rate	Maturity	Par Amount	Initial Notional Cost(2)	Fair Value	Unrealized Appreciation (Depreciation)
Collective Brands Finance Inc.	Retail	Senior Secured First Lien Term loans	LIBOR + 4.000%, 1.00% Floor	3/11/2021	5,970,000	5,947,613	5,432,700	(514,913)
Encompass Digital Media, Inc.	Telecommunications	Senior Secured First Lien Term loans	LIBOR + 4.500%, 1.000% Floor	6/6/2021	4,987,500	4,962,563	4,943,859	(18,704)
Fieldwood Energy LLC	Energy: Oil & Gas	Senior Secured First Lien Term loans	LIBOR + 7.125%, 1.250% Floor	9/30/2020	4,246,305	4,317,500	3,075,557	(1,241,943)
Flexera Software, Inc.	High Tech Industries	Senior Secured Second Lien Term loans	LIBOR + 7.000%, 1.000% Floor	4/2/2021	2,250,000	2,266,875	2,183,667	(83,208)
Genex Services, Inc.	Banking, Finance, Insurance & Real Estate	Senior Secured First Lien Term loans	LIBOR + 4.250%, 1.000% Floor	5/21/2021	1,995,000	1,985,025	1,977,544	(7,481)
Hudson Products Holdings, Inc.	Capital Equipment	Senior Secured First Lien Term loans	LIBOR + 4.000%, 1.000% Floor	3/15/2019	1,975,000	1,965,125	1,897,639	(67,486)
Iqor US, Inc.	Services: Business	Senior Secured First Lien Term loans	LIBOR + 5.000%, 1.000% Floor	4/1/2021	7,746,032	7,591,111	7,126,349	(464,762)
Isola USA	Capital Equipment	Senior Secured First Lien Term loans	LIBOR + 8.250%, 1.000% Floor	11/23/2018	3,925,000	3,866,125	3,962,768	96,643
Livingston International, Inc.	High Tech Industries	Senior Secured Second Lien Term loans	LIBOR + 7.750%, 1.250% Floor(1)(3)	4/16/2020	1,954,783	1,969,443	1,879,187	(90,256)
Maxim Crane Works LP	Capital Equipment	Senior Secured Second Lien Term loans	LIBOR + 9.250%, 1.000% Floor	11/26/2018	3,500,000	3,567,500	3,517,500	(50,000)
Mohegan Tribal Gaming	Hotel, Gaming, & Leisure	Senior Secured First Lien Term loans	LIBOR + 4.500%, 1.000% Floor	11/19/2019	1,985,000	1,965,150	1,903,833	(61,317)
Nine West Holdings, Inc.	Consumer goods: Non-durable	Senior Secured First Lien Term loans	LIBOR + 3.750%, 1.000% Floor	10/8/2019	5,985,000	5,970,038	5,588,494	(381,544)
Packaging Coordinators, Inc.	Containers, Packaging, & Glass	Senior Secured First Lien Term loans	LIBOR + 4.250%, 1.000% Floor	8/1/2021	5,000,000	4,950,000	4,812,500	(137,500)
Pharmed Group Corporation	Healthcare & Pharmaceuticals	Senior Secured First Lien Term loans	LIBOR + 3.250%, 1.000% Floor	1/28/2021	485,000	482,575	468,834	(13,741)
Pharmed Group Corporation	Healthcare & Pharmaceuticals	Senior Secured Second Lien Term loans	LIBOR + 6.750%, 1.000% Floor	1/28/2022	5,000,000	4,975,000	4,937,500	(37,500)
Polymer Group, Inc.	Chemicals, Plastics & Rubber	Senior Secured First Lien Term loans	LIBOR + 4.250%, 1.000% Floor	12/19/2019	3,979,360	3,974,397	3,914,695	(59,702)
Preferred Sands Holding Company, LLC	Construction & Building	Senior Secured First Lien Term loans	LIBOR + 5.750%, 1.000% Floor	7/31/2020	7,000,000	6,930,000	5,775,000	(1,155,000)
Sungard Availability Services Capital, Inc.	Services: Business	Senior Secured First Lien Term loans	LIBOR + 5.000%, 1.000% Floor	3/31/2019	11,940,000	11,887,763	10,578,840	(1,308,923)
Tensar Corp.	Capital Equipment	Senior Secured First Lien Term loans	LIBOR + 4.750%, 1.000% Floor	7/9/2021	12,000,000	11,880,000	10,740,000	(1,140,000)
Thomson Multimedia	Media: Advertising, Printing & Publishing	Senior Secured First Lien Term loans	LIBOR + 6.000%, 1.000% Floor	3/31/2020	5,970,000	6,073,281	5,902,838	(170,443)

Company(1)	Industry(4)	Type of Investment	Coupon Rate	Maturity	Par Amount	Initial Notional Cost(2)	Fair Value	Unrealized Appreciation (Depreciation)
TravelCLICK, Inc.	Hotel, Gaming, & Leisure	Senior Secured First Lien Term loans	LIBOR + 4.500%, 1.250% Floor	5/12/2021	14,963,449	14,813,815	14,738,998	(74,817)
Tribune Publishing Co.	Media: Advertising, Printing & Publishing	Senior Secured First Lien Term loans	LIBOR + 4.750%, 1.000% Floor	8/4/2021	10,000,000	9,920,000	9,850,000	(70,000)
Viking Acquisition, Inc.	Automotive	Senior Secured First Lien Term loans	LIBOR + 4.250%, 1.250% Floor	11/5/2016	3,660,571	3,665,146	3,613,276	(51,870)
Visant Corporation	Consumer goods: Durable	Senior Secured First Lien Term loans	LIBOR + 6.000%, 1.000% Floor	9/23/2021	15,000,000	14,700,000	14,550,000	(150,000)
YP, LLC	Media: Advertising, Printing & Publishing	Senior Secured First Lien Term loans	LIBOR + 6.750%, 1.250% Floor	6/4/2018	4,260,870	4,292,826	4,268,709	(24,117)
YRC Worldwide, Inc.	Transportation: Cargo	Senior Secured First Lien Term loans	LIBOR + 7.000%, 1.000% Floor	2/13/2019	9,937,437	9,925,124	9,831,902	(93,222)

						$209,523,834	$201,538,003	$(7,985,831)
Total accrued interest income, net of expenses								334,234

Total unrealized depreciation on total return swap								$(7,651,597)

(1)	All investments are domiciled in the United States except for Livingston International, Inc., which is domiciled in Canada.
(2)	Represents the initial amount of par of an investment in which the TRS is referenced.
(3)	The investment is not a qualifying asset under the 1940 Act.
(4)	The December 31, 2014 industry classifications have been modified to conform with the September 30, 2015 industry classifications.

Note 6. Borrowings

As a BDC, the Company is only allowed to employ leverage to the extent that its asset coverage, as defined in the 1940 Act, equals at least 200% after giving effect to such leverage. The amount of leverage that the Company employs at any time depends on its assessment of the market and other factors at the time of any proposed borrowing.

The fair value of the Company’s debt obligation is determined in accordance with ASC 820, which defines fair value in terms of the price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The fair value of the Company’s margin borrowings are estimated based upon market interest rates for its own borrowings or entities with similar credit risk, adjusted for nonperformance risk, if any. The Company’s debt obligation is recorded at its carrying value, which approximates fair value. As of September 30, 2015 and December 31, 2014, Alpine’s borrowings under the Alpine Credit Facility totaled $240,000,000 and $121,500,000, respectively, and was recorded as part of revolving credit facility payable on the consolidated statements of assets and liabilities.

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

The ING Credit Facility allows for the Company, at its option, to borrow money at a rate of either (i) an alternate base rate plus 1.75% per annum or (ii) LIBOR plus 2.75% per annum. The interest rate margins are subject to certain step-downs upon the satisfaction of certain conditions described in the Revolving Credit Agreement. The alternate base rate will be the greatest of (i) the U.S. Prime Rate set forth in the Wall Street Journal, (ii) the federal funds effective rate plus 1/2 of 1%, and (iii) three month LIBOR plus 1%. As of September 30, 2015 and December 31, 2014, the commitment under the ING Credit Facility was $170,000,000 and $150,000,000, respectively, and the ING Credit Facility includes an accordion feature that allows for potential future expansion of the ING Credit Facility up to a total of $500,000,000. Availability of loans under the ING Credit Facility is linked to the valuation of the collateral pursuant to a borrowing base mechanism.

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

As of September 30, 2015 and December 31, 2014, the carrying amount of the Company’s borrowings under the ING Credit Facility approximated their fair value. The fair value of the Company’s debt obligation is determined in accordance with ASC 820, which defines fair value in terms of the price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The fair value of the Company’s borrowing under the ING Credit Facility is estimated based upon market interest rates of the Company’s borrowing or entities with similar credit risk, adjusted for nonperformance risk, if any. At September 30, 2015 and December 31, 2014, the ING Credit Facility would be deemed to be Level 3, as defined in Note 4.

As of September 30, 2015 and December 31, 2014, $996,357 and $1,992,919 of financing costs related to the ING Credit Facility have been capitalized and are being amortized over the respective terms, respectively. For the three and nine months ended September 30, 2015, the Company recorded $1,118,805 and $3,152,168, respectively, of interest and financing expenses related to the ING Credit Facility, of which $913,559 and $2,552,455 was attributable to interest and $205,246 and $599,713 was attributable to amortization of deferred financing costs, respectively. For the three and nine months ended September 30, 2014, the Company recorded $748,376 and $1,418,076, respectively, of interest and financing expenses related to the ING Credit Facility, of which $587,698 and $989,352 was attributable to interest and $160,678 and $428,724 was attributable to amortization of deferred financing costs, respectively. As of September 30, 2015 and December 31, 2014, the Company’s outstanding borrowings under the ING Credit Facility were $125,000,000 and $115,000,000, respectively. For the three and nine months ended September 30, 2015, the Company’s weighted average outstanding debt balance and interest rate on the ING Credit Facility was $105,978,261 and 3.1% and $97,564,103 and 3.1%, respectively. For the three and nine months ended September 30, 2014, the Company’s weighted average outstanding debt balance and interest rate on the ING Credit Facility was $78,750,000 and 2.4% and $49,200,000 and 2.4%, respectively.

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

Pricing under the Alpine Credit Facility for each one month calculation period is based on LIBOR for an interest period of one month, plus a spread of 3.25% per annum. If LIBOR is unavailable, pricing will be determined at the prime rate offered by JPMorgan or the federal funds effective rate, plus a spread of 3.25% per annum. Interest is payable monthly in arrears. Beginning February 23, 2015, Alpine is required to pay a commitment fee equal to .50% on the average daily unused amount of the financing commitments to the extent $150,000,000 has not been borrowed. Alpine also paid a set-up fee and incurred certain other customary costs and expenses in connection with obtaining the Alpine Credit Facility on July 23, 2014, and its first amendment which increased the aggregate principal amount from $150,000,000 to $300,000,000 on February 6, 2015.

Borrowings of Alpine are considered borrowings of the Company for purposes of complying with the asset coverage requirements under the 1940 Act, as amended, applicable to business development companies.

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

As of September 30, 2015 and December 31, 2014, the carrying amount of the Company’s borrowings under the Alpine Credit Facility approximated the fair value of the Company’s debt obligation. The fair value of the Company’s debt obligation is determined in accordance with ASC 820, which defines fair value in terms of the price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The fair value of the Company’s borrowings under the

Alpine Credit Facility is estimated based upon market interest rates of the Company’s borrowing or entities with similar credit risk, adjusted for nonperformance risk, if any. At September 30, 2015 and December 31, 2014, the Alpine Credit Facility would be deemed to be Level 3, as defined in Note 4.

As of September 30, 2015 and December 31, 2014, $2,324,618 and $1,050,000 of financing costs related to the Alpine Credit Facility has been capitalized and is being amortized over the respective terms, respectively. For the three and nine months ended September 30, 2015, the Company recorded $2,194,158 and $4,729,232 of interest and financing expenses related to the Alpine Credit Facility, of which $2,016,221 and $4,335,048 was attributable to interest and $177,937 and $394,184 was attributable to amortization of deferred financing costs. For the three and nine months ended September 30, 2014, the Company recorded $374,695 of interest and financing expenses related to the Alpine Credit Facility, of which $330,041 was attributable to interest and $44,654 was attributable to amortization of deferred financing costs. As of September 30, 2015 and December 31, 2014, the Company’s outstanding borrowing under the Alpine Credit Facility was $240,000,000 and $121,500,000, respectively. For the three and nine months ended September 30, 2015, the Company’s weighted average outstanding debt balance and interest rate on the Alpine Credit Facility was $223,823,370 and 3.5% and $163,756,688 and 3.5%, respectively. For the three and nine months ended September 30, 2014, the Company’s weighted average outstanding debt balance and interest rate on the Alpine Credit Facility was $30,500,000 and 2.6% and $12,200,000 and 1.0%, respectively.

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

The base management fee is calculated at an annual rate of 1.75% of the Company’s gross assets payable quarterly in arrears. For purposes of calculating the base management fee, the term “gross assets” includes any assets acquired with the proceeds of leverage. “Gross assets” also includes any cash collateral posted with respect to the TRS, adjusted for realized and unrealized appreciation. For the first quarter of the Company’s operations, the base management fee was calculated based on the initial value of the Company’s gross assets. Subsequently, the base management fee is calculated based on the gross assets at the end of each completed calendar quarter. Base management fees for any partial quarter are appropriately prorated. For the three and nine months ended September 30, 2015, the Company recorded an expense for base management fees of $4,584,654 and $12,548,197, respectively, of which $4,584,654 was payable at September 30, 2015. For the three and nine months ended September 30, 2014, the Company recorded an expense for base management fees of $2,791,528 and $5,702,346, respectively, of which $2,788,604 was payable at September 30, 2014.

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

For the three and nine months ended September 30, 2015, the Company recorded an incentive fee on net income of $246,192 and $2,639,084, respectively. For the three and nine months ended September 30, 2014, the Company recorded an incentive fee on net income of $542,746 and $981,695, respectively. As of September 30, 2015 and December 31, 2014, the Company recorded an incentive fee on net income payable of $246,192 and $0, respectively.

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

For the three and nine months ended September 30, 2015, the Company recorded a capital gains incentive fee of $0 and $0, respectively. For the three and nine months ended September 30, 2014, the Company recorded a capital gains incentive fee of $0 and $0, respectively. As of September 30, 2015 and December 31, 2014, the Company recorded a capital gains incentive fee payable of $0 and $0, respectively.

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

SIC Advisors has been fully reimbursed for all O&O Reimbursable Expenses from inception to date as of February of 2015, which totaled $5,602,303. For the three and nine months ended September 30, 2015, SIC Advisors did not incur any O&O Reimbursable Expenses. For the three and nine months ended September 30, 2014, SIC Advisors incurred O&O Reimbursable Expenses of $329,138 and $1,880,248, respectively. For the three and nine months ended September 30, 2015, the Company reimbursed SIC Advisors $0 and $517,486, respectively. For the three and nine months ended September 30, 2014, the Company reimbursed SIC Advisors $1,514,400 and $3,628,305, respectively. As of September 30, 2015 and December 31, 2014, $0 and $73,799 have been accrued related to O&O Expenses to be reimbursed to SIC Advisors and are reflected in the consolidated statements of assets and liabilities as a component of due to affiliate, respectively.

Administration Agreement

On April 5, 2012, the Company entered into an administration agreement (the “Administration Agreement”) with Medley Capital LLC, pursuant to which Medley Capital LLC furnishes the Company with administrative services necessary to conduct its day-to-day operations. On February 28, 2013, Medley Capital LLC entered into a Sub-Administration Agreement with State Street Bank Global Fund Accounting and Custody to perform certain financial, accounting, administrative and other services on behalf of the Company. On March 12, 2014, the Company’s board of directors approved the renewal of the Administration Agreement for an additional one-year term at an in-person meeting. Medley Capital LLC is reimbursed for administrative expenses it incurs on the Company’s behalf in performing its obligations. Such costs are reasonably allocated to the Company on the basis of assets, revenues, time records or other reasonable methods. The Company does not reimburse Medley Capital LLC for any services for which it receives a separate fee or for rent, depreciation, utilities, capital equipment or other administrative items allocated to a controlling person of Medley Capital LLC. Medley Capital LLC is an affiliate of SIC Advisors. For the three and nine months ended September 30, 2015, the Company recorded an expense of $531,497 and $1,625,938, relating to administrator expenses. For the three and nine months ended September 30, 2014, the Company recorded an expense of $350,118 and $850,913, relating to administrator expenses. As of September 30, 2015 and December 31, 2014, the Company had $531,497 and $450,058 in administrator expenses payable, respectively.

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

For the three and nine months ended September 30, 2015, the Company recorded net Expense Support Reimbursements of $(931,048) and $3,003,964, respectively, on the consolidated statements of operations. For the three and nine months ended September 30, 2014, the Company recorded net Expense Support Reimbursements of $0 and $3,456,536, respectively, on the consolidated statements of operations. Repayments of amounts paid by SIC Advisors to the Company under the Expense Support Agreement will be accrued as they become probable and estimable. The Company may only remit payment to SIC Advisors for Expense Support Reimbursements to the extent that the Company’s excess net income eligible for reimbursement (i) does not cause the Operating Expense Ratio to exceed such ratio in effect at the time that the original Expense Payment Obligation was incurred, and (ii) to the extent that the current Annualized Distribution Rate is not below such rate in effect at the time that the original Expense Payment Obligation was incurred. The Company refers to Expense Support Reimbursements that are eligible for reimbursement to SIC Advisors by virtue of having satisfied the conditions described above as a “Crystalized Reimbursement.” As of September 30, 2015, the Company recorded $1,558,800 of Crystalized Reimbursement which is included in Due to Affiliate of the Consolidated Statement of Assets and Liabilities. As of December 31, 2014 the company recorded $1,623,963 of Crystalized Reimbursement which is included in Due to Affiliate of the Consolidated Statement of Assets and Liabilities. As of September 30, 2015 and December 31, 2014 the total amounts eligible for reimbursement of the Company to SIC Advisors before Crystalized Reimbursement was $15,103,563 and $10,540,799, respectively.

The following table provides information regarding liabilities incurred by SIC Advisors pursuant to the Expense Support Agreement as well as other information relating to the Company’s ability to reimburse SIC Advisors for such payments:

Quarter Ended	Amount of Expense Payment Obligation	Amount Repaid to SIC Advisors	Operating Expense Ratio(1)	Annualized Distribution Rate(2)	Eligible to be Repaid Through
June 30, 2012	$454,874	$454,874	6.13%	8.00%	June 30, 2015
September 30, 2012	437,303	437,303	4.05%	8.00%	September 30, 2015
December 31, 2012	573,733	573,733	3.91%	8.00%	December 31, 2015
March 31, 2013	685,404	241,996	1.71%	8.00%	March 31, 2016
June 30, 2013	732,425	—	1.00%	7.84%	June 30, 2016
September 30, 2013	1,262,848	—	0.83%	7.84%	September 30, 2016
December 31, 2013	1,258,575	—	0.45%	7.84%	December 31, 2016
March 31, 2014	1,313,470	—	0.45%	7.80%	March 31, 2017
June 30, 2014	2,143,066	—	0.38%	7.80%	June 30, 2017
September 30, 2014	1,717,593	123,025	0.38%	7.77%	September 30, 2017
December 31, 2014	1,585,471	—	0.47%	8.00%	December 31, 2017
March 31, 2015	1,993,518	—	0.43%	8.00%	March 31, 2018
June 30, 2015	2,148,462	—	0.31%	8.00%	June 30, 2018
September 30, 2015	627,752	—	0.32%	8.25%	September 30, 2018

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

Due to affiliate relates to reimbursements of organizational and offering expenses and expense support reimbursement pursuant to the IAA paid to/from SIC Advisors as discussed in Note 7.

An affiliate of the Company’s dealer manager has an ownership interest in SIC Advisors.

Opportunities for co-investments may arise when SIC Advisors or an affiliated adviser becomes aware of investment opportunities that may be appropriate for the Company and other clients or affiliated funds. As a BDC, the Company was substantially limited in its ability to co-invest in privately negotiated transactions with affiliated funds until it obtained an exemptive order from the SEC on November 25, 2013 (the “Exemptive

Order”). The Exemptive Order permits the Company to participate in negotiated co-investment transactions with certain affiliates, each of whose investment adviser is Medley LLC, the parent company of SIC Advisors, or an investment adviser controlled by Medley LLC, in a manner consistent with its investment objective, strategies and restrictions, as well as regulatory requirements and other pertinent factors. Co-investment under the Exemptive Order is subject to certain conditions therein, including the condition that, in the case of each co-investment transaction, the Company’s board of directors determines that it would be advantageous for the Company to co-invest in a manner described in the Exemptive Order. Before receiving the Exemptive Order, the Company only participated in co-investments that were allowed under existing regulatory guidance, such as syndicated loan transactions where price was the only negotiated term, which limited the types of investments that the Company could make. Please refer to footnote 4 to the consolidated schedule of investments as of September 30, 2015 and December 31, 2014 for disclosures regarding securities also held by affiliated funds.

Note 9. Directors Fees

Prior to April 1, 2015, the Company’s independent directors each received an annual retainer fee of $30,000 and further received a fee of $2,500 ($1,000 for telephonic attendance) for each regularly scheduled board meeting and a fee of $1,000 for each special board meeting and all committee meetings as well as reimbursement of reasonable and documented out-of-pocket expenses incurred in connection with attending each board or committee meeting. In addition, prior to April 1, 2015, the chairman of the audit committee received an annual retainer of $10,000, while the chairman of any other committee received an annual retainer of $2,500. Effective April 1, 2015, the Company’s independent directors each receive an annual retainer of $50,000 and further receive a fee of $4,000 ($2,000 for telephonic attendance) for each regularly scheduled board meeting and a fee of $2,000 for each special board meeting and all committee meetings as well as reimbursement of reasonable and documented out-of-pocket expenses incurred in connection with attending each board or committee meeting. In addition, effective April 1, 2015, the chairman of the audit committee receives an annual retainer of $15,000, while the chairman of any other committee receives an annual retainer of $5,000. For the three and nine months ended September 30, 2015, the Company recorded directors’ fees expenses of $65,000 and $174,625, respectively, and were recorded on the consolidated statements of operations in general and administrative expenses. As of September 30, 2015 and December 31, 2014, the Company recorded $0 on the consolidated statements of assets and liabilities in accounts payable and accrued expenses. For the three and nine months ended September 30, 2014, the Company recorded directors’ fees expenses of $41,646 and $124,481, respectively, of which $0 was payable at December 31, 2014.

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

The following table sets forth the computation of the weighted average basic and diluted net increase in net assets per share from operations for the three and nine months ended September 30:

	For the three months ended September 30,		For the nine months ended September 30,
	2015	2014	2015	2014
Net increase/(decrease) in net assets from operations	$(16,498,728)	$6,322,763	$7,068,518	$18,005,640
Weighted average common shares outstanding	75,354,820	40,543,811	67,105,439	30,107,034
Earnings per common share-basic and diluted	$(0.22)	$0.16	$0.11	$0.60

Note 11. Commitments

The Company’s investment portfolio may contain debt investments that are in the form of lines of credit and unfunded delayed draw commitments, which require the Company to provide funding when requested by portfolio companies in accordance with the terms of the underlying loan agreements. As of September 30, 2015 and December 31, 2014 the Company had $10,090,797 and $12,625,200 unfunded commitments under loan and financing agreements.

	As of
	September 30, 2015	December 31, 2014
Alpha Media LLC	$1,645,313	$—
AM3 Pinnacle Corporation	—	144,424
Black Angus Steakhouses LLC	3,348,214	—
DHISCO Electronic Distributions, Inc.	1,904,762	1,904,762
Nation Safe Drivers Holdings, Inc.	—	2,440,421
Oxford Mining Company, LLC	—	8,135,593
Software Paradigms International Group, LLC	1,363,240	—
Ship Supply Acquisition Corporation	1,829,268	—

Total	$10,090,797	$12,625,200

Note 12. Other Fee Income

Fee income consists of origination/closing fee, amendment fee, prepayment penalty, administrative agent fee, transaction break-up fee and other miscellaneous fees. Origination fees, prepayment fees, amendment fees, and other similar fees are non-recurring fee sources. Such fees are received on a transaction by transaction basis and do not constitute a regular stream of income. The following tables summarize the Company’s other fee income for the three and nine months ended September 30:

	For the three months ended September 30,		For the nine months ended September 30,
	2015	2014	2015	2014
Origination fee	$1,957,645	$3,240,117	$6,754,212	$4,407,307
Prepayment fee	65,272	27,733	991,377	292,733
Amendment fee	180,938	35,500	729,896	62,938
Administrative agent fee	9,551	9,045	22,389	17,723
Other fees	69,115	474,010	132,151	494,081

Other fee income	$2,282,521	$3,786,405	$8,630,025	$5,274,782

Note 13. Distributions and Share Repurchase Plan Distributions

Distributions to common stockholders are recorded on the ex-dividend date. The amount to be paid out as a distribution is determined by the Company’s board of directors.

The Company has adopted an “opt in” distribution reinvestment plan (“DRIP”) pursuant to which the Company’s common stockholders may elect to have the full amount of any cash distributions reinvested in additional shares of the Company’s common stock. As a result, if the Company declares a cash dividend or other distribution, each stockholder that has “opted in” to the Company’s reinvestment plan will have their distributions automatically reinvested in additional shares of the Company’s common stock rather than receiving cash distributions. Stockholders who receive distributions in the form of shares of common stock will be subject to the same federal, state and local tax consequences as if they received cash distributions. For the nine months ended September 30, 2015, the Company distributed a total of $40,537,983, of which, $21,139,251 was in cash and $19,398,732 was in the form of common shares associated with the DRIP. For the nine months ended September 30, 2014, the Company distributed a total of $18,457,377, of which, $10,100,913, was in cash and $8,356,464 was in the form of common shares associated with the DRIP.

The following table reflects the cash distributions per share that the Company declared or paid to its stockholders since it commenced operations in April 2012. Stockholders of record as of each respective record date were entitled to receive the distribution.

Record Date	Payment Date	Amount per share
January 15 and 31, 2014	January 31, 2014	0.03333
February 14 and 28, 2014	February 28, 2014	0.03333
March 14 and 31, 2014	March 31, 2014	0.03333
April 15 and 30, 2014	April 30, 2014	0.03333
May 15 and 30, 2014	May 30, 2014	0.03333
June 13 and 30, 2014	June 30, 2014	0.03333
July 15 and 31, 2014	July 31, 2014	0.03333
August 15 and 29, 2014	August 29, 2014	0.03333
September 15 and 30, 2014	September 30, 2014	0.03333
October 15 and 31, 2014	October 31, 2014	0.03333
November 14 and 28, 2014	November 28, 2014	0.03333
December 15 and 31, 2014	December 31, 2014	0.03333
January 15 and 30, 2015	January 30, 2015	0.03333
February 13 and 27, 2015	February 27, 2015	0.03333
March 13 and 31, 2015	March 31, 2015	0.03333
April 15 and 30, 2015	April 30, 2015	0.03333
May 15 and 29, 2015	May 29, 2015	0.03333
June 15 and 30, 2015	June 30, 2015	0.03333
July 15 and 31, 2015	July 31, 2015	0.03333
August 14 and 31, 2015	August 31, 2015	0.03333
September 15 and 30, 2015	September 30, 2015	0.03333
October 15 and 30, 2015	October 30, 2015	0.03333
November 13 and 30, 2015	November 30, 2015	0.03333
December 15 and 31, 2015	December 31, 2015	0.03333

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

The following table reflects activity under the Company’s Share Repurchase Plan:

Offer Date	Quantity Offered	Price per Share	Repurchase Date	Repurchase Quantity
3/12/14	120,816	$9.18	4/25/14	9,835
5/6/14	199,476	$9.20	6/13/14	17,777
8/5/14	294,068	$9.25	9/12/14	35,887
11/5/14	411,894	$9.22	12/24/14	411,894
3/4/15	535,571	$8.97	4/24/15	68,472
5/6/15	620,420	$8.98	6/24/15	90,916
8/5/15	726,034	$8.96	9/29/15	328,353
11/3/15	853,688	$8.56	N/A	N/A

In the event of the death or disability of a stockholder, the Company will repurchase the shares held by such stockholder at a price equal to the net asset value per share of our shares as disclosed in the periodic report we file with the SEC immediately following the date of the death or disability of such stockholder. During the three and nine months ended September 30, 2015, the Company repurchased 2,602 and 31,060, respectively, due to death. During the three and nine months ended September 30, 2014, the Company repurchased 0 and 3,000 shares, respectively, due to death.

Note 14. Financial Highlights

The following is a schedule of financial highlights of the Company for the nine months ended September 30:

	2015	2014	2013
Per Share Data:(1)
Net asset value at beginning of period	$8.97	$9.18	$8.96
Net investment income/(loss)	0.48	0.35	0.61
Net realized gains/(losses) on investments and total return swap	0.13	0.22	(0.11)
Net unrealized appreciation/(depreciation) on investments and total return swap	(0.42)	0.03	0.11

Net increase/(decrease) in net assets	0.19	0.60	0.61
Distributions declared from net investment income(2)	(0.60)	(0.38)	(0.58)
Distributions from net realized capital gains	—	(0.22)	(0.02)

Total distributions to stockholders	(0.60)	(0.60)	(0.60)
Issuance of common stock above net asset value(3)	—	0.04	0.17
Net asset value at end of period	8.56	9.22	9.14
Total return based on net asset value(4)(5)	2.01%	7.12%	8.86%
Portfolio turnover rate(6)	18.63%	36.68%	33.94%
Shares outstanding at end of period	78,580,360	46,477,048	9,862,017
Net assets at end of period	672,401,213	428,487,107	90,146,527
Ratio/Supplemental Data (annualized):
Ratio of net investment income/(loss) to average net assets(5)	7.31%	5.15%	8.82%
Ratio of net expenses (including incentive fees) to average net assets(5)	6.58%	6.29%	3.46%
Ratio of incentive fees to average net assets (non-annualized)	0.44%	0.48%	0.00%
Supplemental Data (annualized):
Asset coverage ratio per unit(7)	$2,332	$2,274	$5,094
Percentage of non-recurring fee income(8)	13.93%	22.40%	3.27%
Ratio of operating expenses to average net assets	5.98%	5.81%	5.29%
Ratio of interest and financing related expenses to average net assets	1.55%	0.77%	0.29%

(1)

The per share data was derived by using the weighted average shares outstanding during the nine months ended September 30, 2015, 2014, and 2013, which were 67,105,439, 30,107,034, and 5,441,473, respectively.

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
(5)

Total returns, ratios of net investment income/(loss), and ratios of net expenses to average net assets for the nine months ended September 30, 2015, 2014, and 2013, prior to the effect of the Expense Support and Reimbursement Agreement were as follows: total return 1.29%, 5.83%, and 5.49% and ratio of net investment income/(loss): 6.31, 3.50%, and 1.70% and ratio of net expenses to average net assets: 6.90%, 8.05%, and 10.97%, respectively.

(6)	Not annualized.
(7)

Asset coverage per unit is the ratio of the carrying value of the Company’s total consolidated assets for regulatory purposes, which includes the underlying fair value of net TRS, less all liabilities and indebtedness not represented by senior securities to the aggregate amount of Senior Securities representing indebtedness and the implied leverage on the TRS. Asset coverage per unit is expressed in terms of dollars per $1,000 of indebtedness. As of September 30, 2015, 2014, and 2013, the Company’s Asset Coverage Per Unit including unfunded commitments was $2,287, $2,225, and $5,094, respectively.
(8)	Represents the impact of non-recurring fees over total investment income.

Note 15. Subsequent Events

Management has evaluated subsequent events through the date of issuance of the consolidated financial statements included herein. There have been no subsequent events that occurred during such period that would require disclosure in this Form 10-Q or would be required to be recognized in the consolidated financial statements as of and for the three and nine months ended September 30, 2015, except as disclosed below.

The Company issued common shares and received gross proceeds of approximately $18.6 million subsequent to September 30, 2015.

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

We have based the forward-looking statements included in this report on information available to us on the date of this report, and we assume no obligation to update any such forward-looking statements. Actual results could differ materially from those anticipated in our forward-looking statements and future results could differ materially from historical performance. Although we undertake no obligation to revise or update any forward-looking statements, whether as a result of new information, future events or otherwise, you are advised to consult any additional disclosures that we may make directly to you or through reports that we have filed or in the future may file with the SEC, including quarterly reports on Form 10-Q, annual reports on Form 10-K, and current reports on Form 8-K.

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

On April 17, 2012 we successfully reached the minimum escrow requirement and officially commenced operations by receiving gross proceeds of $10 million in exchange for 1,108,033.24 shares of our common stock sold to SIC Advisors. As of September 30, 2015, we have combined proceeds, including leverage through a revolving credit facility with ING Capital LLC and a revolving credit facility with JP Morgan Chase through Alpine Funding LLC, our wholly-owned special purpose financing subsidiary, which we have used to invest $928.9 million across 87 portfolio companies.

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

Portfolio and Investment Activity

As of September 30, 2015, our portfolio consisted of investments in 87 portfolio companies with a fair value of $901.5 million, and was comprised of 57.1% Senior Secured first lien term loans, 31.7% Senior Secured second lien term loans, 7.4% Senior Secured first lien notes and 3.8% warrants and equity.

As of December 31, 2014, our investment portfolio consisted of investments in 73 portfolio companies with a fair value of $616.9 million, and was comprised of 54.3% Senior Secured first lien term loans, 35.9% Senior Secured second lien term loans, 8.7% Senior Secured first lien notes, 0.2% Senior Secured second lien notes, 0.5% preferred equity, and 0.4% warrants.

As of September 30, 2015, our income-bearing investment portfolio, which represented 96.5 % of our total portfolio, had a weighted average yield based upon the cost of our portfolio investments of approximately 9.4%, and 11.9% of our income-bearing portfolio bore interest based on fixed rates, and 88.1% of our income-bearing portfolio bore interest on floating rates, such as LIBOR.

As of December 31, 2014, our income-bearing investment portfolio, which represented 99.6% of our total portfolio, had a weighted average yield based upon the cost of our portfolio investments of approximately 9.1%, and 10.0% of our income-bearing portfolio bore interest based on fixed rates, and 90.0% of our income-bearing portfolio bore interest on floating rates, such as LIBOR.

During the quarter ended September 30, 2015, we invested $92.5 million of principal in directly originated transactions across 7 portfolio companies and $2.0 million of principal in syndicated transactions across 1 portfolio company. As of September 30, 2015, the investment portfolio was comprised of $797.9 million of principal in directly originated transactions across 63 portfolio companies and $133.2 million of principal in syndicated transactions across 24 portfolio companies.

The following table summarizes the amortized cost and the fair value of investments, not including cash as of September 30, 2015:

	Amortized Cost	Percentage	Fair Value	Percentage
Senior secured first lien term loans	$526,251,088	56.7%	$514,977,808	57.1%
Senior secured second lien term loans	296,810,313	32.0	285,235,044	31.7
Senior secured first lien notes	70,121,089	7.5	67,063,201	7.4
Warrants/Equity	34,914,737	3.8	34,253,204	3.8

Total	$928,097,227	100.0%	$901,529,257	100.0%

The following table summarizes the amortized cost and the fair value of investments, not including cash as of December 31, 2014:

	Amortized Cost	Percentage	Value	Percentage
Senior secured first lien term loans	$335,675,585	54.0%	$335,182,650	54.3%
Senior secured second lien term loans	223,990,513	36.1	221,863,203	35.9
Senior secured first lien notes	55,380,821	8.9	53,699,500	8.7
Senior secured second lien notes	986,238	0.2	1,008,274	0.2
Warrants/Equity	4,935,360	0.8	5,161,466	0.9

Total	$620,968,517	100.0%	$616,915,093	100.0%

The weighted average current yield to maturity, including the yield of cash collateral on total return swap, based on fair value at September 30, 2015 was as follows:

	Percentage of Total Investments	Weighted Average Current Yield for Total Investments
Senior Secured First Lien Term Loans	57.1%	10.2%
Senior Secured Second Lien Term Loans	31.7	11.1
Senior Secured First Lien Notes	7.4	11.9
Warrants/Equity	3.8	13.8

Total	100%	11.0%

The following table shows the portfolio composition by industry grouping, including the TRS underlying loans, based on fair value at September 30, 2015:

	Investments at Fair Value(1)	Percentage of Total Portfolio(1)	Value of TRS Underlying Loans	Percentage of TRS Underlying Loans	Total Investments at Fair Value including the value of TRS Underlying Loans	Percentage of Total Portfolio Including the value of TRS Underlying Loans
Services: Business	161,779,245	17.9%	18,613,103	8.6%	180,392,348	16.1%
Hotel, Gaming & Leisure	79,273,635	8.8%	35,684,586	16.4%	114,958,221	10.3%
Banking, Finance, Insurance & Real Estate	83,566,193	9.3%	8,582,200	4.0%	92,148,393	8.2%
Automotive	77,998,633	8.7%	—	0.0%	77,998,633	7.0%
High Tech Industries	56,120,120	6.2%	12,390,926	4.8%	68,511,045	6.1%
Retail	62,371,604	6.9%	4,591,875	2.1%	66,963,480	6.0%
Aerospace & Defense	52,311,380	5.8%	—	0.0%	52,311,380	4.7%
Media: Advertising, Printing & Publishing	27,346,458	3.0%	21,379,749	9.9%	48,726,207	4.4%
Construction & Building	42,827,038	4.8%	4,411,663	2.0%	47,238,701	4.2%
Healthcare & Pharmaceuticals	32,628,101	3.6%	5,389,846	2.5%	38,017,947	3.4%
Capital Equipment	14,616,177	1.6%	19,246,729	10.6%	33,862,905	3.4%
Telecommunications	31,224,811	3.5%	4,929,358	2.3%	36,154,169	3.2%
Energy: Oil & Gas	30,549,233	3.4%	3,232,559	1.5%	33,781,792	3.0%
Wholesale	33,555,854	3.7%	—	0.0%	33,555,854	3.0%
Metals & Mining	20,377,754	2.3%	9,187,501	4.2%	29,565,254	2.6%
Multi-Sector Holdings	27,745,300	3.1%	—	0.0%	27,745,300	2.5%
Services: Consumer	6,434,085	0.7%	19,636,431	9.1%	26,070,516	2.3%
Transportation: Cargo	12,170,380	1.4%	13,310,431	5.3%	25,480,812	2.1%
Media: Broadcasting & Subscription	19,985,142	2.2%	—	0.0%	19,985,142	1.8%
Chemicals, Plastics & Rubber	12,147,319	1.3%	3,947,214	1.8%	16,094,533	1.4%
Containers, Packaging & Glass	—	0.0%	14,722,955	6.8%	14,722,955	1.3%
Consumer goods: Durable	—	0.0%	12,859,597	5.9%	12,859,597	1.1%
Beverage & Food	9,000,795	1.0%	—	0.0%	9,000,795	0.8%
Media: Diversified & Production	7,500,000	0.8%	—	0.0%	7,500,000	0.7%
Consumer goods: Non-durable	—	0.0%	4,841,100	2.2%	4,841,100	0.4%
	$901,529,257	100.0%	$216,957,823	100.0%	$1,118,487,079	100.0%

(1)	Does not include TRS underlying loans

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

The following table shows the distribution of our investments, not including cash and cash equivalents, on the 1 to 5 investment performance rating scale at fair value as of September 30, 2015:

	September 30, 2015		December 31, 2014
Investment Performance Rating	Investments at Fair Value	Percentage	Investments at Fair Value	Percentage
1	$20,480,062	2.3%	$—	—%
2	864,430,191	95.9	616,677,442	100.0
3	16,461,848	1.8	—	—
4	—	—	—	—
5	157,156	0.0	237,651	0.0

Total	$901,529,257	100.0%	$616,915,093	100.0%

Results of Operations

Operating results for the three and nine months ended September 30, 2015 and 2014 are as follows:

	For the three months ended September 30		For the nine months ended September 30
	2015	2014	2015	2014
Total investment income	$23,479,346	$12,054,651	$61,786,612	$23,464,689
Total expenses, net	11,970,356	7,742,152	29,266,363	12,903,422
Net investment income/(loss)	11,508,990	4,312,499	32,520,249	10,561,267
Net realized gain/(loss) from investments	3,654,529	2,568,905	8,941,649	6,512,215
Net unrealized gain/(loss) on investments and total return swap	(31,950,362)	(558,641)	(34,396,646)	932,158
Change in Provision for deferred taxes on unrealized gain on investments	288,115	—	3,266	—

Net increase/(decrease) in net assets resulting from operations	$(16,498,728)	$6,322,763	$(25,451,731)	$18,005,640

Investment Income

For the three months ended September 30, 2015, investment income totaled $23,479,346, of which $21,196,591 was attributable to portfolio interest, $2,282,521 was attributable to other fee income, $511,922 was attributable to PIK interest and $234 was attributable to interest from cash. For the three months ended September 30, 2014, investment income totaled $12,054,651, of which $8,145,087 was attributable to portfolio interest, $3,786,405 was attributable to other fee income, $123,053 was attributable to PIK interest and $106 to interest earned on cash and cash equivalents.

For the nine months ended September 30, 2015, investment income totaled $61,786,612, of which $51,973,886 was attributable to portfolio interest, $8,630,025 was attributable to other fee income, $1,182,080 to PIK interest and $621 was attributable to interest from cash. For the nine months ended September 30, 2014, investment income totaled $23,464,689, of which $17,958,601 was attributable to portfolio interest, $5,274,782 was attributable to other fee income, $231,200 to PIK interest and $106 to interest earned on cash and cash equivalents.

Operating Expenses

Operating expenses for the three months ended September, 2015 and 2014 were as follows:

	For the three months ended September 30		For the nine months ended September 30
	2015	2014	2015	2014
Base management fees	$4,584,654	$2,791,528	$12,548,197	$5,702,346
Provisional incentive fees	246,192	542,746	2,639,084	981,695
Administrator expenses	531,497	350,118	1,625,938	850,913
Professional fees	463,816	564,522	1,637,791	1,070,220
Interest and financing expenses	2,929,780	917,738	6,887,503	1,587,438
Organizational and offering costs reimbursed to an affiliate	—	1,459,647	443,687	3,668,105
Offering costs	1,116,233	393,613	3,183,890	583,713
General and administrative expenses	1,167,136	722,240	3,304,237	1,915,528

Expenses before expense reimbursement	$11,039,308	$7,742,152	$32,270,327	$16,359,958

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

As of September 30, 2015, we recorded $4,909,928 in our statements of assets and liabilities as due from affiliate relating to the Expense Support Agreement. For the three and nine months ended September 30, 2015, we recorded net expense support reimbursements of $(931,048) and $3,003,964 on the statement of operations. Expense reimbursements to SIC Advisors will be accrued as they become probable and estimable.

Net Realized Gains/Losses from Investments

We measure realized gains or losses by the difference between the net proceeds from the disposition and the amortized cost basis of an investment, without regard to unrealized gains or losses previously recognized.

During the three and nine months ended September 30, 2015, we recognized $3,654,529 and $8,941,649 in net realized gains on total investments.

Net Unrealized Appreciation/Depreciation on Investments

Net change in unrealized appreciation on investments reflects the net change in the fair value of our total investments. For the three and nine months ended September 30, 2015, we had unrealized depreciation of $31,950,362 and $34,396,646 on total investments.

Changes in Net Assets from Operations

For the three months ended September 30, 2015, we recorded a net decrease in net assets resulting from operations of $16,498,728. For the nine months ended September 30, 2015, we recorded a net increase in net assets resulting from operations of $7,068,518. Based on 75,354,820 weighted average common shares outstanding for the three months ended September 30, 2015, our per share basic and diluted earnings was $(0.22). Based on 67,105,439 weighted average common shares outstanding for the nine months ended September 30, 2015, our per share basic and diluted earnings was $0.11.

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

As of September 30, 2015, we had $52,985,237 in cash. In the future, we may generate cash from future offerings of securities, future borrowings and cash flows from operations, including interest earned from the temporary investment of cash in U.S. government securities and other high-quality debt investments that mature in one year or less. Our primary use of funds is investments in our targeted asset classes, cash distributions to our stockholders, and other general corporate purposes.

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

On December 4, 2013, we entered into a three-year senior secured syndicated revolving credit facility with a one-year term out period (the “ING Facility”) pursuant to a Senior Secured Revolving Credit Agreement (the “Revolving Credit Agreement”) with certain lenders party thereto from time to time and ING Capital LLC, as administrative agent. The ING Facility matures on December 4, 2017 and is secured by substantially all of our assets, subject to certain exclusions as further set forth in a Guarantee, Pledge and Security Agreement (the “Security Agreement”) entered into in connection with the Revolving Credit Agreement, among us, the Subsidiary Guarantors party thereto, ING Capital LLC, as Administrative Agent, each Financial Agent and Designated Indebtedness Holder party thereto and ING Capital LLC, as Collateral Agent. The ING Facility also includes usual and customary representations, covenants and events of default for senior secured revolving credit facilities of this nature. As of September 30, 2015, our borrowings under the ING Facility totaled $125,000,000 and were recorded as part of revolving credit facility payable on our consolidated statements of assets and liabilities.

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

Borrowings under the Alpine Credit Facility are subject to compliance with a net asset value coverage ratio with respect to the current value of Alpine’s portfolio and various eligibility criteria must be satisfied with respect to the initial acquisition of each loan in Alpine’s portfolio. Any amounts borrowed under the Alpine Credit Facility will mature, and all accrued and unpaid interest thereunder will be due and payable, on July 23, 2019. As of September 30, 2015, Alpine’s borrowings under the Alpine Credit Facility totaled $240,000,000 and were recorded as part of revolving credit facility payable on our consolidated statements of assets and liabilities.

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

Our derivative asset from Citibank, net of amounts available for offset under a master netting agreement as of September 30, 2015 was $2,505,694, which is recorded on the consolidated statements of assets and liabilities as receivable due on total return swap.

Transactions in total return swap contracts during the three months ended September 30, 2015 were $3,607,072 in realized gains and $11,757,134 in unrealized losses, which is recorded on the consolidated statements of operations.

For the three months ended September 30, 2015, the average notional par amount of total return swap contracts was $237,815,768.

On March 27, 2015, Sierra Income Corporation and Great American Life Insurance Company (“GALIC”) entered into a limited liability company operating agreement to co-manage Sierra Senior Loan Strategy JV I LLC (“Sierra JV”). Sierra Income Corporation and GALIC have committed to provide $100 million of equity to Sierra JV, with the Sierra Income Corporation providing $87.5 million and GALIC providing $12.5 million. Sierra JV commenced operations on July 15, 2015. On August 4, 2015, Sierra JV entered into a senior secured revolving credit facility (the “JV Facility”) led by Credit Suisse, AG with initial commitments of $100 million. As of September 30, 2015, there was $30.0 million outstanding under the JV Facility. As of September 30, 2015, Sierra JV had total assets at fair value of $59.8 million. As of September 30, 2015, Sierra JV’s portfolio was comprised of senior secured first lien loans to 12 different borrowers. As of September 30, 2015, none of these loans was on non-accrual status.

Sierra Income Corporation has determined that Sierra JV is an investment company under ASC 946, however in accordance with such guidance, Sierra Income Corporation will generally not consolidate its investment in a company other than a wholly owned investment company subsidiary or a controlled operating company whose business consists of providing services to the Company. Accordingly, Sierra Income Corporation does not consolidate its interest in Sierra JV.

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

Subject to our board of directors’ discretion and applicable legal restrictions, we expect to authorize and pay monthly distributions to our stockholders. Any distributions to our stockholders will be declared out of assets legally available for distribution. We expect to continue making monthly distributions unless our results of operations, our general financial condition, general economic conditions, or other factors prohibit us from doing so. From time to time, but not less than quarterly, we will review our accounts to determine whether distributions to our stockholders are appropriate. We have not established limits on the amount of funds we may use from available sources to make distributions. We expect that for a significant time after the commencement of this offering, substantially all of our distributions will result from expense support payments made by SIC Advisors that may be subject to repayment by us within three years. The purpose of this arrangement is to avoid such distributions being characterized as returns of capital for GAAP purposes. We may still have distributions which could be characterized as a return of capital for tax purposes. Such distributions are not based on our investment performance and can only be sustained if we achieve positive investment performance in future periods and/or

SIC Advisors continues to make Expense Support Payments under the Expense Support Agreement. Any future reimbursements to SIC Advisors will reduce the distributions that may otherwise be available for distribution to stockholders. There can be no assurance that we will achieve the performance necessary to sustain our distributions or that we will be able to pay distributions at all. SIC Advisors has no obligation to make Expense Support Payments pursuant to the Expense Support Agreement after December 31, 2015, unless the Expense Support Agreement is extended. For the three and nine months ended September 30, 2015, if Expense Support Payments of $(931,048) and $3,003,964, respectively were not made by SIC Advisors, approximately 0% and 7% of the distributions, respectively, would have been a return of capital for GAAP purposes.

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

Record Date	Payment Date	Amount per share
July 13 and 31, 2012	August 1, 2012	$0.03333
August 15 and 31, 2012	September 4, 2012	0.03333
September 14 and 28, 2012	October 1, 2012	0.03333
October 15 and 30, 2012	October 31, 2012	0.03333
November 15 and 29, 2012	November 30, 2012	0.03333
December 14 and 28, 2012	December 31, 2012	0.03333
January 15 and 31, 2013	January 31, 2013	0.03333
February 15 and 28, 2013	February 28, 2013	0.03333
March 15 and 29, 2013	March 29, 2013	0.03333
April 15 and 30, 2013	April 30, 2013	0.03333
May 15 and 31, 2013	May 31, 2013	0.03333
June 14 and 28, 2013	June 28, 2013	0.03333
July 15 and 31, 2013	July 31, 2013	0.03333
August 15 and 30, 2013	August 30, 2013	0.03333
September 13 and 30, 2013	September 30, 2013	0.03333
October 15 and 31, 2013	October 31, 2013	0.03333
November 15 and 29, 2013	November 29, 2013	0.03333
December 13 and 31, 2013	December 31, 2013	0.03333
January 15 and 31, 2014	January 31, 2014	0.03333
February 14 and 28, 2014	February 28, 2014	0.03333
March 14 and 31, 2014	March 31, 2014	0.03333
April 15 and 30, 2014	April 30, 2014	0.03333
May 15 and 30, 2014	May 30, 2014	0.03333
June 13 and 30, 2014	September 30, 2014	0.03333
July 15 and July 31, 2014	July 31, 2014	0.03333
August 15 and August 29, 2014	August 29, 2014	0.03333
September 15 and September 30, 2014	September 30, 2014	0.03333
October 15 and October 31, 2014	October 31, 2014	0.03333
November 14 and 28, 2014	November 28, 2014	0.03333
December 15 and 31, 2014	December 31, 2014	0.03333
January 15 and 30, 2015	January 30, 2015	0.03333

Record Date	Payment Date	Amount per share
February 13 and 27, 2015	February 27, 2015	0.03333
March 13 and 31, 2015	March 31, 2015	0.03333
April 15 and 30, 2015	April 30, 2015	0.03333
May 15 and 29, 2015	May 29, 2015	0.03333
June 15 and 30, 2015	June 30, 2015	0.03333
July 15 and 31, 2015	June 31, 2015	0.03333
August 14 and 31, 2015	August 31, 2015	0.03333
September 15 and 30, 2015	September 30, 2015	0.03333
October 15 and 30, 2015	October 30, 2015	0.03333
November 13 and 30, 2015	November 30, 2015	0.03333
December 15 and 31, 2015	December 31, 2015	0.03333

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

Based on our consolidated Statement of Assets and Liabilities as of September 30, 2015, the following table shows the approximate increase (decrease) in components of net assets resulting from operations of hypothetical base rate changes in interest rates, assuming no changes in our investment and capital structure

Basis point increase	Interest Income	Interest Expense	Net Increase (Decrease)
100	$1,965,743	$3,650,000	$(1,684,257)
200	$9,560,054	$7,300,000	$2,260,054
300	$17,504,496	$10,950,000	$6,554,496
400	$25,448,938	$14,600,000	$10,848,938
500	$33,393,380	$18,250,000	$15,143,380

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

Change In Internal Control Over Financial Reporting

No change occurred in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the three months ended September 30, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II — Other Information

Item 1:	Legal Proceedings.

We are not currently subject to any legal proceedings, nor, to our knowledge, are any legal proceedings threatened against us or our subsidiaries.

Item 1A:	Risk Factors.

In addition to other information set forth in this report, you should carefully consider the “Risk Factors” discussed in our annual report on Form 10-K for the fiscal year ended December 31, 2014, filed with the SEC on March 5, 2015, which could materially affect our business, financial condition and/or operating results. Except as set forth below, there have been no material changes during the nine months ended September 30, 2015 to the risk factors discussed in “Item 1A. Risk Factors” of our annual report on Form 10-K. Additional risks or uncertainties not currently known to us or that we currently deem to be immaterial also may materially affect our business, financial condition and/or operating results.

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

Item 2:	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3:	Defaults Upon Senior Securities.

None.

Item 4:	Mine Safety Disclosures.

None.

Item 5:	Other Information.

None.

Item 6:	Exhibits.

EXHIBIT INDEX

Number	Description

3.1	Articles of Incorporation of the Registrant(1)

3.2	Articles of Amendment of the Registrant(1)

3.3	Articles of Amendment and Restatement of the Registrant(3)

3.4	Second Articles of Amendment and Restatement of the Registrant(6)

3.5	Form of Articles Supplementary Electing to be Subject to Subtitle 8 of the Maryland General Corporation Law(18)

3.6	Form of Bylaws of the Registrant(1)

10.1	Form of Subscription Agreement(17)

10.2	Amended and Restated Distribution Reinvestment Plan(8)

10.3	Investment Advisory Agreement(5)

10.4	Form of Dealer Manager Agreement(2)

10.5	Form of Participating Broker-Dealer Agreement (Included as Exhibit A to the Form of Dealer Manager Agreement)(2)

10.6	Custodian Agreement(2)

10.7	Form of Administration Agreement(2)

10.8	Form of License Agreement(5)

10.9	Form of Escrow Agreement(4)

10.10	Expense Support and Reimbursement Agreement(7)

10.11	ISDA 2002 Master Agreement, together with the Schedule thereto and Credit Support Annex to such Schedule, each dated as of August 27, 2013, by and between Arbor Funding LLC and Citibank, N.A.(9)

10.12	Confirmation Letter Agreement, dated as of August 27, 2013, by and between Arbor Funding LLC and Citibank, N.A.(9)

10.13	Confirmation Letter Agreement, dated as of March 21, 2014, by and between Arbor Funding LLC and Citibank, N.A.(10)

10.14	Senior Secured Revolving Credit Agreement among the Company as borrower, the Lenders party thereto, and ING Capital LLC, as Administrative Agent, dated December 4, 2013(11)

10.15	Guarantee, Pledge and Security Agreement among the Company, the Subsidiary Guarantors party thereto, ING Capital LLC, as Administrative Agent, each Financial Agent and Designated Indebtedness Holder party thereto and ING Capital LLC, as Collateral Agent, dated December 4, 2013(10)

Number	Description

10.16	Control Agreement among the Company, ING Capital LLC, as collateral agent, and State Street Bank and Trust Company, as the Company’s Custodian, dated December 4, 2013(10)

10.17	Loan Agreement, dated as of July 23, 2014, by and among Alpine Funding LLC, as company, JPMorgan Chase Bank, National Association, as administrative agent, the Financing Providers from time to time party thereto, SIC Advisors LLC, as the portfolio manager, and the Collateral Administrator, Collateral Agent and Securities Intermediary party thereto(12)

10.18	Sale and Contribution Agreement, dated as of July 23, 2014, by and between Sierra Income Corporation, as seller, and Alpine Funding LLC, as purchaser(12)

10.19	Portfolio Management Agreement, dated as of July 23, 2014, by and between Alpine Funding LLC, as borrower and SIC Advisors LLC, as portfolio manager(12)

10.20	Second Amended and Restated Confirmation Letter Agreement, dated as of July 23, 2014, by and between Arbor Funding LLC and Citibank, N.A.(12)

10.21	Amendment No. 2 to the Senior Secured Revolving Credit Agreement, dated as of August 21, 2014, by and among the Company as borrower, SIC RT1 LLC, as Subsidiary Guarantor, the Lenders party thereto and ING Capital LLC, as Administrative Agent(13)

10.22	Amendment No. 3 to the Senior Secured Revolving Credit Agreement, dated as of August 21, 2014, by and among the Company as borrower, SIC RT1 LLC, as Subsidiary Guarantor, the Lenders party thereto and ING Capital LLC, as Administrative Agent(14)

10.23	Amendment No. 1 to the Loan Agreement, dated as of July 23, 2014, by and among Alpine Funding LLC, as borrower, JPMorgan Chase Bank, National Association, as administrative agent, the Financing Providers from time to time party thereto, SIC Advisors LLC, as the portfolio manager, and the Collateral Administrator, Collateral Agent and Securities Intermediary party thereto(15)

10.24	Limited Liability Company Operating Agreement of Sierra Senior Loan Strategy JV I LLC, dated March 27, 2015(16)

11	Computation of Per Share Earnings (included in Note 10 to the financial statements contained in this report).

31.1	Certification by Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification by Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

*	Filed herewith.
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

(18)

Previously filed in connection with Pre-Effective Amendment No. 4 to the Registrant’s Registration Statement on Form N-2 (File No. 333-200595), filed on October 6, 2015, and incorporated by reference herein.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 4, 2015	Sierra Income Corporation.

	By	/s/ Seth Taube
Seth Taube Chief Executive Officer (Principal Executive Officer)

Dated: November 4, 2015	By	/s/ Richard T. Allorto, Jr.
Richard T. Allorto, Jr. Chief Financial Officer (Principal Accounting and Financial Officer)