Form 10-K
period 2015-12-31
Sierra Income Corp
filed 2016-03-09
CIK 1523526

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number: 814-00924

Sierra Income Corporation

(Exact Name of Registrant as Specified in its Charter)

Maryland	45-2544432
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

280 Park Avenue, 6th Floor East, New York, NY 10017	10017
(Address of Principal Executive Offices)	(Zip Code)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).    Yes  ☐    No  ☒

There is no established market for the Registrant’s shares of common stock. The Registrant is currently conducting an ongoing public offering of its shares of common stock pursuant to a Registration Statement on Form N-2, which shares are being sold at a price of $9.10 per share, with discounts available for certain categories of purchasers, or at a price necessary to ensure that shares are not sold at a price per share, after deduction of selling commissions and dealer manager fees, that is below net asset value per share.

As of March 8, 2016, 2016, the Registrant had 86,175,457 shares of common stock, $0.001 par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A in connection with the registrant’s 2016 Annual Meeting of Stockholders, which will be filed subsequent to the date hereof, are incorporated by reference into Part III of this Form 10-K. Such proxy statement will be filed with the Securities and Exchange Commission not later than 120 days following the end of the Registrant’s fiscal year ended December 31, 2015.

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

GENERAL

Sierra Income Corporation is a non-diversified closed-end management investment company incorporated in Maryland that has elected to be treated and is regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). The Company has elected and qualified to be treated for U.S. federal income tax purposes as a regulated investment company (“RIC”) under subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”) commencing with its taxable year ended December 31, 2012, and intends to qualify annually thereafter. We are externally managed and advised by our investment adviser, SIC Advisors LLC (“SIC Advisors”) pursuant to an investment advisory agreement.

Our investment objective is to generate current income, and to a lesser extent, long-term capital appreciation. We intend to meet our investment objective by primarily lending to, and investing in the debt of privately owned U.S. middle market companies, which we define as companies with annual revenue between $50 million and $1 billion. We intend to focus primarily on making investments in first lien senior secured debt, second lien secured debt, and to a lesser extent, subordinated debt, of middle market companies in a broad range of industries. We expect that the majority of our debt investments will bear interest at floating interest rates, but our portfolio may also include fixed-rate investments. We will originate transactions sourced through SIC Advisors’ existing network, and, to a lesser extent, expect to acquire debt securities through the secondary market. We may make equity investments in companies that we believe will generate appropriate risk adjusted returns, although we do not expect such investments to be a substantial portion of our portfolio.

Our Advisor

Our investment activities are managed by our investment adviser, SIC Advisors, which is a registered investment adviser under the Investment Advisers Act of 1940, as amended (the “Advisers Act”), and a majority owned subsidiary of Medley, LLC. SIC Advisors is responsible for sourcing potential investments, conducting due diligence on prospective investments, analyzing investment opportunities, structuring investments and monitoring our portfolio on an ongoing basis.

Our investment management team, which is provided by our Advisor (“SIC Advisors’ Investment Team” or the “Investment Team”), has on average over 20 years of experience in the credit business, including originating, underwriting, principal investing and loan structuring. Our Advisor, through Medley, has access to over 80 employees, including over 40 investment, origination and credit management professionals, and over 40 operations, marketing and distribution professionals, each with extensive experience in their respective disciplines.

Medley serves as our administrator and provides us with office space, equipment and other office services. The responsibilities of our administrator include overseeing our financial records, preparing reports to our stockholders and reports filed with the Securities and Exchange Commission (the “SEC”) and generally monitoring the payment of our expenses and the performance of administrative and professional services rendered to us by others. See “Administration Agreement and Fees” below.

Formation

Sierra Income Corporation was incorporated under the general corporation laws of the State of Maryland on June 13, 2011.

On April 17, 2012, we successfully reached our minimum escrow requirement and officially commenced our operations by receiving gross proceeds of $10,000,000 in exchange for 1,108,033 shares of common stock sold to SIC Advisors. Our offering period was initially scheduled to terminate two years after the initial offering date or, April 16, 2014, unless extended. Most recently, at a meeting held on March 2, 2016, our board of directors approved another extension of our offering for an additional year, which will extend the offering through April 17, 2017, unless further extended. Since commencing operations, we have sold a total of 86,175,457 shares of common stock for total gross proceeds of $819 million. The proceeds from the issuance of common stock as presented in our consolidated statements of changes in net assets and consolidated statements of cash flows are presented net of selling commissions and dealer manager fees.

Investment Process

Our Advisor, which is provided for by Medley, has cultivated what we believe to be a disciplined and repeatable process for executing, monitoring, structuring and exiting investments.

Identification and Sourcing. Our Advisor’s experience and reputation have allowed it to generate what we believe to be a substantial and continuous flow of attractive investment opportunities. Our Advisor maintains a strong and diverse network which results in sustained and high quality deal flow. We believe that the breadth and depth of experience of SIC Advisors’ Investment Team across strategies and asset classes, coupled with significant relationships built over the last 20 years, make them particularly qualified to uncover, evaluate and aggressively pursue what we believe to be attractive investment opportunities. By leveraging the broader Medley platform’s deal flow network, we believe that SIC Advisors’ Investment Team has compiled a robust pipeline of transactions ready for possible inclusion in our portfolio.

Disciplined Underwriting. SIC Advisors’ Investment Team performs thorough due diligence and focuses on several key criteria in its underwriting process, including strong underlying business fundamentals, a meaningful equity cushion, experienced management, conservative valuation and the ability to deleverage through cash flows. We expect to often be the agent for the loans we originate and accordingly control the loan documentation and negotiation of covenants, which will allow us to maintain consistent underwriting standards. Our Advisor’s underwriting process also involves engagement of industry experts and third party consultants.

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

After the Investment Team completes its final due diligence, each proposed investment is presented to our Advisor’s investment committee (the “Investment Committee”) and subjected to extensive discussion and follow-up analysis, if necessary. A formal memorandum for each investment opportunity typically includes the results of business due diligence, multi-scenario financial analysis, risk-management assessment, results of third-party consulting work, background checks (where applicable) and structuring proposals. Our Advisor’s Investment Committee requires a majority vote to approve any investment, although unanimous agreement is sought.

Active Credit Management. Our Advisor employs active credit management. Our Advisor’s process includes frequent interaction with management, monthly or quarterly review of financial information and attendance at board of directors’ meetings as observers. The Investment Team also evaluates financial reporting packages provided by portfolio companies that detail operational and financial performance. Data is entered in our Advisor’s Asset Management System (“AMS”), its proprietary, centralized electronic credit management database. AMS creates a centralized, dynamic electronic repository for all of our portfolio company data. Our Advisor’s AMS system generates comprehensive, standardized reports which aggregate operational updates, portfolio company financial performance, asset valuations, macro trends, management call notes and account history. AMS enables the Investment Team to have real-time access to the most recent information on our portfolio investments.

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

Investment Committee

The purpose of the Investment Committee is to evaluate and approve all investments by SIC Advisors’ Investment Team. The Investment Committee is comprised of six members selected from senior members of SIC Advisors’ Investment Team. Approval of an investment requires a majority vote of the Investment Committee, although unanimous agreement is sought. The committee process is intended to bring the diverse experience and perspectives of the committee members to the analysis and consideration of every investment. The Investment Committee also serves to provide consistency and adherence to SIC Advisors’ investment philosophies and policies. The Investment Committee also determines appropriate investment sizing and suggests ongoing monitoring requirements.

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

Managerial Assistance

As a BDC, we offer, and must provide upon request, managerial assistance to certain of our portfolio companies. This assistance could involve, among other things, monitoring the operations of our portfolio companies, participating in board and management meetings, consulting with and advising officers of portfolio companies and providing other organizational and financial guidance. We may receive fees for these services and will reimburse Medley, as our administrator, for its allocated costs in providing such assistance subject to review and approval by our board of directors. Medley will provide such managerial assistance on our behalf to portfolio companies that request this assistance.

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

Administration

We entered into an administration agreement with Medley Capital LLC (the “Administration Agreement”) pursuant to which Medley Capital LLC furnishes us with administrative services necessary to conduct our day-to-day operations. Medley Capital LLC is reimbursed for administrative expenses it incurs on the Company’s behalf in performing its obligations. Such costs are reasonably allocated to us on the basis of assets, revenues, time records or other reasonable methods. We do not reimburse Medley Capital LLC for any services for which it receives a separate fee or for rent, depreciation, utilities, capital equipment or other administrative items allocated to a controlling person of Medley Capital LLC. Medley Capital LLC is an affiliate of SIC Advisors. See “Administration Agreement and Fees.”

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

You may also read and copy any materials we file with the SEC at the SEC’s Public Reference Room located at 100 F Street, NE, Washington, DC 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. In addition, any materials we file with the SEC are available on the EDGAR Database on the SEC’s Internet site at http://www.sec.gov.

INVESTMENTS

We have built a diverse portfolio that includes senior secured first lien term loans, senior secured second lien term loans, senior secured first lien notes and warrants/equity.

The following table shows the investment portfolio composition by industry grouping at fair value at December 31, 2015, exclusive of the underlying total return swap portfolio:

	Fair Value	Percentage
Services: Business	$158,521,476	17.5%
Automotive	88,543,148	9.8%
Hotel, Gaming & Leisure	75,913,663	8.4%
Banking, Finance, Insurance & Real Estate	67,384,528	7.4%
High Tech Industries	66,253,186	7.3%
Construction & Building	57,914,053	6.4%
Retail	57,645,912	6.3%
Aerospace & Defense	51,868,704	5.7%
Healthcare & Pharmaceuticals	46,118,747	5.1%
Multi-Sector Holdings	34,362,191	3.8%
Wholesale	33,495,926	3.7%
Telecommunications	30,687,067	3.4%
Energy: Oil & Gas	25,360,825	2.8%
Media: Advertising, Printing & Publishing	24,572,808	2.7%
Metals & Mining	19,383,182	2.1%
Media: Broadcasting & Subscription	16,358,521	1.8%
Capital Equipment	14,479,785	1.6%
Transportation: Cargo	11,993,622	1.3%
Beverage & Food	8,893,800	1.0%
Media: Diversified & Production	7,222,625	0.8%
Services: Consumer	6,348,660	0.7%
Chemicals, Plastics & Rubber	4,040,015	0.4%

Total	$907,362,444	100.0%

The following table sets forth certain information as of December 31, 2015 for each portfolio company in which we had an investment. Other than these portfolio investments, our only formal relationships with our portfolio companies are the managerial assistance that we may provide upon their request and the board observer or participation rights we may receive in connection with our investment portfolio.

Company(1)	Industry	Type of Investment	Maturity	Par Amount	Cost	Fair Value	% of Net Assets(2)
Non-controlled/non-affiliated investments – 127.5%
AAR Intermediate Holdings, LLC	Energy: Oil & Gas	Senior Secured First Lien Term Loans LIBOR + 14.000%, 1.000% Floor PIK(3)(4)(5)	3/30/2019	$11,622,797	$11,082,071	$6,241,367	0.9%
		Warrants to purchase 0.625% of outstanding company equity(4)(6)	3/30/2019	—	790,778	—	0.0%

				11,622,797	11,872,849	6,241,367
Access Media Holding LLC	Media: Broadcasting & Subscription	Common Stock(4)(6)		—	—	—	0.0%
		Preferred Equity 12.000%(4)		—	1,432,413	500,893	0.1%
		Senior Secured First Lien Term Loans 5.000%, 5.000% PIK(4)	7/22/2020	6,678,501	6,678,501	6,678,501	1.0%

				6,678,501	8,110,914	7,179,394
Advanced Diagnostic Holdings LLC	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loans LIBOR + 8.750%, 0.875% Floor(3)(4)(7)	12/11/2020	15,554,250	15,554,250	15,554,250	2.3%

				15,554,250	15,554,250	15,554,250
AESC Holding Corp., Inc.	Retail	Senior Secured Second Lien Term Loans LIBOR + 9.000%, 1.000% Floor(3)(4)	5/27/2019	7,000,000	7,000,000	7,000,000	1.0%

				7,000,000	7,000,000	7,000,000
Alpha Media LLC	Media: Broadcasting & Subscription	Senior Secured First Lien Term Loans LIBOR + 6.500%, 1.000% Floor(8)(9)	4/30/2021	9,179,127	9,179,127	9,179,127	1.4%

				9,179,127	9,179,127	9,179,127
American Beacon Advisors, Inc.(10)	Banking, Finance, Insurance & Real Estate	Senior Secured Second Lien Term Loans LIBOR + 8.750%, 1.000% Floor(9)	4/30/2023	6,000,000	5,886,884	5,937,982	0.9%

				6,000,000	5,886,884	5,937,982
Anaren, Inc.	Aerospace & Defense	Senior Secured Second Lien Term Loans LIBOR + 8.250%, 1.000% Floor(9)	8/18/2021	10,000,000	9,918,443	9,642,999	1.4%

				10,000,000	9,918,443	9,642,999
Aperture Group, LLC	Banking, Finance, Insurance & Real Estate	Senior Secured First Lien Term Loans LIBOR + 6.250%, 1.000% Floor(3)	8/29/2019	2,431,439	2,422,081	2,431,439	0.4%

				2,431,439	2,422,081	2,431,439
Associated Asphalt Partners, LLC	Chemicals, Plastics & Rubber	Senior Secured First Lien Notes 8.500%(7)(11)	2/15/2018	1,778,000	1,785,989	1,786,890	0.3%

				1,778,000	1,785,989	1,786,890
Asurion Corp.(10)	Banking, Finance, Insurance & Real Estate	Senior Secured Second Lien Term Loans LIBOR + 7.500%, 1.000% Floor(9)	3/3/2021	7,000,000	6,942,069	6,100,440	0.9%

				7,000,000	6,942,069	6,100,440

Company(1)	Industry	Type of Investment	Maturity	Par Amount	Cost	Fair Value	% of Net Assets(2)
Atrium Innovations, Inc.(12)	Healthcare & Pharmaceuticals	Senior Secured Second Lien Term Loans LIBOR + 6.750%, 1.000% Floor(9)	8/13/2021	$5,000,000	$4,979,955	$4,256,250	0.6%

				5,000,000	4,979,955	4,256,250
Aviation Technical Services, Inc.	Aerospace & Defense	Senior Secured Second Lien Term Loans LIBOR + 8.500%, 1.000% Floor(3)(4)	3/31/2022	22,500,000	22,500,000	22,500,000	3.3%

				22,500,000	22,500,000	22,500,000
Backcountry.com, LLC	Retail	Senior Secured First Lien Term Loans LIBOR + 7.250%, 1.000% Floor(3)(4)	6/30/2020	35,029,079	35,029,079	34,971,465	5.2%

				35,029,079	35,029,079	34,971,465
Bennu Oil & Gas, LLC	Energy: Oil & Gas	Senior Secured Second Lien Term Loans LIBOR + 8.500%, 1.250% Floor, 2.500% PIK(9)	11/1/2018	5,574,581	5,571,210	1,700,247	0.3%

				5,574,581	5,571,210	1,700,247
Birch Communications, Inc.	Telecommunications	Senior Secured First Lien Term Loans LIBOR + 6.750%, 1.000% Floor(4)(9)	7/18/2020	14,531,250	14,306,446	14,089,203	2.1%

				14,531,250	14,306,446	14,089,203
Black Angus Steakhouses LLC	Hotel, Gaming & Leisure	Senior Secured First Lien Term Loans LIBOR + 9.000%, 1.000% Floor(3)(4)(8)	4/24/2020	21,043,527	21,043,527	20,959,730	3.1%

				21,043,527	21,043,527	20,959,730
Brundage-Bone Concrete Pumping, Inc.	Construction & Building	Senior Secured First Lien Notes 10.375%(7)	9/1/2021	7,500,000	7,625,073	7,428,542	1.1%

				7,500,000	7,625,073	7,428,542
Capstone Nutrition	Healthcare & Pharmaceuticals	Common Stock(4)(6)		—	300,000	—	0.0%
		Common Stock, Class B(4)(6)		—	9	9	0.0%
		Common Stock, Class C(4)(6)		—	—	—	0.0%
		Senior Secured First Lien Term Loans LIBOR + 12.500%, 1.000% Floor, PIK(4)(9)	4/28/2019	18,702,625	18,702,625	13,839,943	2.1%

				18,702,625	18,702,625	13,839,952
Charming Charlie, Inc.	Retail	Senior Secured First Lien Term Loans LIBOR + 8.000%, 1.000% Floor(9)	12/24/2019	8,855,113	8,870,568	8,323,648	1.2%

				8,855,113	8,870,568	8,323,648
Collective Brands Finance, Inc.(10)	Retail	Senior Secured Second Lien Term Loans LIBOR + 7.500%, 1.000% Floor(9)	3/11/2022	6,000,000	6,016,708	2,517,288	0.4%

				6,000,000	6,016,708	2,517,288
ContMid Intermediate, Inc.	Automotive	Senior Secured Second Lien Term Loans LIBOR + 9.000%, 1.000% Floor(3)(4)	10/25/2019	27,908,193	27,908,193	27,648,200	4.1%

				27,908,193	27,908,193	27,648,200

Company(1)	Industry	Type of Investment	Maturity	Par Amount	Cost	Fair Value	% of Net Assets(2)
ConvergeOne Holdings Corp.	Telecommunications	Senior Secured Second Lien Term Loans LIBOR + 8.000%, 1.000% Floor(3)(4)	6/17/2021	$12,500,000	$12,395,454	$12,109,427	1.8%

				12,500,000	12,395,454	12,109,427
Cornerstone Chemical Company	Chemicals, Plastics & Rubber	Senior Secured First Lien Notes 9.375%(7)(11)	3/15/2018	2,500,000	2,562,636	2,253,125	0.3%

				2,500,000	2,562,636	2,253,125
CP OpCo, LLC	Services: Consumer	Senior Secured First Lien Term Loans LIBOR + 6.750%, 1.000% Floor(4)(9)	9/30/2020	3,000,000	3,000,000	3,000,000	0.4%

				3,000,000	3,000,000	3,000,000
CRGT, Inc.	High Tech Industries	Senior Secured First Lien Term Loans LIBOR + 6.500%, 1.000% Floor(4)(9)	12/19/2020	4,813,291	4,813,291	4,791,015	0.7%

				4,813,291	4,813,291	4,791,015
DHISCO Electronic Distribution, Inc.	Hotel, Gaming & Leisure	Senior Secured First Lien Term Loans LIBOR + 9.000% PIK, 1.500% Floor(3)(4)	2/10/2018	4,030,023	4,030,023	4,022,550	0.6%
		Senior Secured First Lien Term Loans LIBOR + 9.000%, 1.500% Floor(3)(4) 8)	11/10/2019	19,523,810	19,523,810	19,569,138	2.9%
		Warrants to purchase 4.2% of the outstanding equity(4) 6)	2/10/2018	—	769,231	1,640,082	0.2%

				19,523,810	24,323,064	25,231,770
Drew Marine Partners, LP	Transportation: Cargo	Senior Secured Second Lien Term Loans LIBOR + 7.000%, 1.000% Floor(9)	5/19/2021	10,000,000	10,066,712	9,539,857	1.4%

				10,000,000	10,066,712	9,539,857
Dynamic Energy Services International LLC	Energy: Oil & Gas	Senior Secured First Lien Term Loans LIBOR + 8.500%, 1.000% Floor(4)(13)	3/6/2018	9,125,000	9,125,000	8,841,760	1.3%

				9,125,000	9,125,000	8,841,760
EarthLink, Inc.(12)	Telecommunications	Senior Secured First Lien Notes 7.375%(7)(11)	6/1/2020	2,450,000	2,440,823	2,495,937	0.4%

				2,450,000	2,440,823	2,495,937
First Boston Construction Holdings, LLC	Banking, Finance,	Preferred Equity(4)(6)(7)		—	878,907	878,907	0.1%
	Insurance & Real Estate	Senior Secured First Lien Notes 12.000%(4)(7)(8)	12/31/2020	3,515,625	3,515,625	3,515,629	0.5%

				3,515,625	4,394,532	4,394,536
FKI Security Group LLC	Capital Equipment	Senior Secured First Lien Term Loans LIBOR + 8.500%, 1.000% Floor(3)(4)	3/30/2020	14,812,500	14,812,500	14,479,785	2.1%

				14,812,500	14,812,500	14,479,785
Frontier Communications Corp.(12)	Telecommunications	Senior Secured First Lien Notes 10.250%(7)(11)	9/15/2022	2,000,000	2,000,000	1,992,500	0.3%

				2,000,000	2,000,000	1,992,500

Company(1)	Industry	Type of Investment	Maturity	Par Amount	Cost	Fair Value	% of Net Assets(2)
Gastar Exploration USA, Inc.	Energy: Oil & Gas	Senior Secured First Lien Notes 8.625%(7)(11)	5/15/2018	$5,400,000	$5,409,861	$2,828,250	0.4%

				5,400,000	5,409,861	2,828,250
Genex Holdings, Inc.(10)	Banking, Finance, Insurance & Real Estate	Senior Secured Second Lien Term Loans LIBOR + 7.750%, 1.000% Floor(9)	5/30/2022	9,500,000	9,528,566	9,269,729	1.4%

				9,500,000	9,528,566	9,269,729
GK Holdings, Inc.	Services: Business	Senior Secured Second Lien Term Loans LIBOR + 9.500%, 1.000% Floor(3)	1/20/2022	10,000,000	10,000,000	9,505,351	1.4%

				10,000,000	10,000,000	9,505,351
Green Field Energy Services, Inc.	Energy: Oil & Gas	Senior Secured First Lien Notes 13.000%(4)(5)(7)	11/15/2016	766,616	754,768	157,156	0.0%
		Warrants/Equity(4)(6)		—	29,000	—	0.0%

				766,616	783,768	157,156
GTCR Valor Companies, Inc.	High Tech Industries	Senior Secured First Lien Term Loans LIBOR + 5.000%, 1.000% Floor(9)	5/30/2021	2,913,869	2,889,196	2,893,847	0.4%
		Senior Secured Second Lien Term Loans LIBOR + 8.500%, 1.000% Floor(9)	11/30/2021	4,000,000	3,965,863	3,876,807	0.6%

				6,913,869	6,855,059	6,770,654
HBC Holdings, LLC	Wholesale	Senior Secured First Lien Term Loans LIBOR + 5.750%, 1.000% Floor(4)(9)	3/30/2020	14,812,500	14,812,500	14,025,813	2.1%

				14,812,500	14,812,500	14,025,813
Heligear Acquisition Co.	Aerospace & Defense	Senior Secured First Lien Notes 10.250%(4)(7)	10/15/2019	15,000,000	15,000,000	15,209,164	2.3%

				15,000,000	15,000,000	15,209,164
Hill International, Inc.(12)	Construction & Building	Senior Secured First Lien Term Loans LIBOR + 6.750%, 1.000% Floor(4)(9)	9/26/2020	16,787,500	16,787,500	16,524,481	2.5%

				16,787,500	16,787,500	16,524,481
Holland Acquisition Corp.	Energy: Oil & Gas	Senior Secured First Lien Term Loans LIBOR + 9.000%, 1.000% Floor(9)	5/29/2018	4,550,691	4,497,331	3,952,221	0.6%

				4,550,691	4,497,331	3,952,221
Ignite Restaurant Group, Inc.	Hotel, Gaming & Leisure	Senior Secured First Lien Term Loans LIBOR + 7.000%, 1.000% Floor(9)	2/13/2019	9,310,973	9,204,898	9,192,804	1.4%

				9,310,973	9,204,898	9,192,804
IHS Intermediate, Inc.	Services: Business	Senior Secured Second Lien Term Loans LIBOR + 8.250%, 1.000% Floor(9)	7/20/2022	25,000,000	25,000,000	25,000,000	3.7%

				25,000,000	25,000,000	25,000,000
Interface Security Systems, Inc.	Services: Consumer	Senior Secured First Lien Notes 9.250%(7)(11)	1/15/2018	3,417,000	3,449,657	3,348,660	0.5%

				3,417,000	3,449,657	3,348,660

Company(1)	Industry	Type of Investment	Maturity	Par Amount	Cost	Fair Value	% of Net Assets(2)
Invision Diversified, LLC	Services: Business	Senior Secured First Lien Term Loans LIBOR + 8.500%, 1.000% Floor(3)(4)	6/30/2020	$24,875,000	$24,875,000	$24,658,836	3.7%

				24,875,000	24,875,000	24,658,836
IPS Corporation	Wholesale	Senior Secured First Lien Term Loans LIBOR + 6.250%, 1.000% Floor(14)	2/5/2021	9,875,139	9,875,139	9,527,050	1.4%

				9,875,139	9,875,139	9,527,050
IronGate Energy Services, LLC	Energy: Oil & Gas	Senior Secured First Lien Notes 11.000%(7)	7/1/2018	3,000,000	2,968,199	1,639,824	0.2%

				3,000,000	2,968,199	1,639,824
Isola USA Corp.(10)	High Tech Industries	Senior Secured First Lien Term Loans LIBOR + 8.250%, 1.000% Floor(9)	11/29/2018	5,723,899	5,815,211	5,046,729	0.7%

				5,723,899	5,815,211	5,046,729
JAC Holding Corp.	Automotive	Senior Secured First Lien Notes 11.500%(4)(7)	10/1/2019	12,000,000	12,000,000	12,182,259	1.8%

				12,000,000	12,000,000	12,182,259
Jordan Reses Supply Company, LLC	Healthcare & Pharmaceuticals	Senior Secured Second Lien Term Loans LIBOR + 11.000%, 1.000% Floor(3)(4)	4/24/2020	5,000,000	5,000,000	4,996,309	0.7%

				5,000,000	5,000,000	4,996,309
Liquidnet Holdings, Inc.	Banking, Finance, Insurance & Real Estate	Senior Secured First Lien Term Loans LIBOR + 6.750%, 1.000% Floor(9)	5/22/2019	6,475,000	6,404,231	6,266,994	0.9%

				6,475,000	6,404,231	6,266,994
Livingston International, Inc.(10)(12)	Transportation: Cargo	Senior Secured Second Lien Term Loans LIBOR + 7.750%, 1.250% Floor(9)	4/18/2020	2,658,504	2,654,864	2,453,765	0.4%

				2,658,504	2,654,864	2,453,765
LTCG Holdings Corp.	Banking, Finance, Insurance & Real Estate	Senior Secured First Lien Term Loans LIBOR + 5.000%, 1.000% Floor(9)	6/6/2020	2,838,571	2,827,577	2,635,361	0.4%

				2,838,571	2,827,577	2,635,361
Miller Heiman, Inc.	Services: Business	Senior Secured First Lien Term Loans LIBOR + 5.750%, 1.000% Floor(9)	9/30/2019	24,062,500	24,062,500	22,595,225	3.4%

				24,062,500	24,062,500	22,595,225
Nathan’s Famous, Inc.	Beverage & Food	Senior Secured First Lien Notes 10.000%	3/15/2020	7,000,000	7,000,000	7,344,926	1.1%

				7,000,000	7,000,000	7,344,926
Nation Safe Drivers Holdings, Inc.	Banking, Finance, Insurance & Real Estate	Senior Secured Second Lien Term Loans LIBOR + 8.000%, 2.000% Floor(4)(9)	9/29/2020	20,676,479	20,676,479	20,357,441	3.0%

				20,676,479	20,676,479	20,357,441
New Media Holdings II, LLC	Media: Advertising, Printing & Publishing	Senior Secured First Lien Term Loans LIBOR + 6.250%, 1.000% Floor(9)	6/4/2020	18,228,044	18,210,156	17,977,409	2.7%

				18,228,044	18,210,156	17,977,409

Company(1)	Industry	Type of Investment	Maturity	Par Amount	Cost	Fair Value	% of Net Assets(2)
Newpage Corp.	Media: Advertising, Printing & Publishing	Senior Secured First Lien Term Loans LIBOR + 8.250%, 1.250% Floor(5)(9)	2/11/2021	$9,750,000	$9,648,176	$3,503,868	0.5%

				9,750,000	9,648,176	3,503,868
Northern Lights MIDCO, LLC	Banking, Finance, Insurance & Real Estate	Senior Secured First Lien Term Loans LIBOR + 9.500%, 1.500% Floor(3)(4)	11/21/2019	4,523,750	4,523,750	4,588,252	0.7%

				4,523,750	4,523,750	4,588,252
Novetta Solutions LLC	High Tech Industries	Senior Secured Second Lien Term Loans LIBOR + 8.500%, 1.000% Floor(3)(7)	10/15/2023	11,000,000	10,892,695	10,890,000	1.6%

				11,000,000	10,892,695	10,890,000
Omnitracs, Inc.	High Tech Industries	Senior Secured Second Lien Term Loans LIBOR + 7.750%, 1.000% Floor(9)	5/25/2021	7,000,000	7,012,936	6,710,175	1.0%

				7,000,000	7,012,936	6,710,175
Oxford Mining Company, LLC	Metals & Mining	Senior Secured First Lien Term Loans LIBOR + 8.500%, 0.750% Floor, 3.000% PIK(4)(9)	12/31/2018	20,288,028	20,288,028	19,383,182	2.9%

				20,288,028	20,288,028	19,383,182
Physiotherapy Corporation	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loans LIBOR + 4.750%, 1.000% Floor(9)	6/4/2021	7,481,250	7,481,250	7,471,986	1.1%

				7,481,250	7,481,250	7,471,986
Reddy Ice Corporation	Beverage & Food	Senior Secured Second Lien Term Loans LIBOR + 9.500%, 1.250% Floor(4)(9)	11/1/2019	2,000,000	2,000,000	1,548,874	0.2%

				2,000,000	2,000,000	1,548,874
Research Now Group, Inc.	Services: Business	Senior Secured Second Lien Term Loans LIBOR + 8.750%, 1.000% Floor(9)	3/18/2022	15,000,000	15,000,000	14,283,218	2.1%

				15,000,000	15,000,000	14,283,218
Response Team Holdings, LLC	Construction & Building	Preferred Equity 12% PIK(4)	3/28/2019	3,435,865	3,173,440	3,267,264	0.5%
		Senior Secured First Lien Term Loans LIBOR + 8.500%, 2.000% Floor, 1.000% PIK(3)(4)	3/28/2019	16,161,908	16,161,908	16,298,673	2.4%
		Warrants to purchase 3.70% of the outstanding common units(4)(6)		—	257,407	895,051	0.1%

				19,597,773	19,592,755	20,460,988
School Specialty, Inc.	Wholesale	Senior Secured First Lien Term Loans LIBOR + 8.500%, 1.000% Floor(3)	6/11/2019	10,087,334	10,035,592	9,943,063	1.5%

				10,087,334	10,035,592	9,943,063
Ship Supply Acquisition Corporation	Services: Business	Senior Secured First Lien Term Loans LIBOR + 8.000%, 1.000% Floor(3)(4)(8)	7/31/2020	24,687,500	24,687,500	24,687,499	3.7%

				24,687,500	24,687,500	24,687,499

Company(1)	Industry	Type of Investment	Maturity	Par Amount	Cost	Fair Value	% of Net Assets(2)
Sizzling Platter, LLC	Hotel, Gaming & Leisure	Senior Secured First Lien Term Loans LIBOR + 7.500%, 1.000% Floor(9)	4/28/2020	$15,000,000	$15,000,000	$14,865,921	2.2%

				15,000,000	15,000,000	14,865,921
Software Paradigms International Group, LLC	High Tech Industries	Senior Secured First Lien Term Loans LIBOR + 8.000%, 1.000% Floor(4)(8)(9)	5/22/2020	32,098,298	32,098,298	32,044,613	4.8%

				32,098,298	32,098,298	32,044,613
Southwest Dealer Services, Inc.	Automotive	Senior Secured First Lien Term Loans LIBOR + 6.000%, 1.000% Floor(3)(4)	3/16/2020	2,677,738	2,677,738	2,635,463	0.4%

				2,677,738	2,677,738	2,635,463
Survey Sampling International, LLC	Services: Business	Senior Secured Second Lien Term Loans LIBOR + 9.000%, 1.000% Floor(9)	12/16/2021	24,000,000	24,000,000	22,978,470	3.4%

				24,000,000	24,000,000	22,978,470
Techniplas LLC	Automotive	Senior Secured First Lien Notes 10.000%(7)(11)	5/1/2020	6,000,000	6,000,000	4,290,000	0.6%

				6,000,000	6,000,000	4,290,000
The Garretson Resolution Group, Inc.	Services: Business	Senior Secured First Lien Term Loans LIBOR + 6.500%, 1.000% Floor(3)	5/22/2021	9,875,000	9,829,704	9,865,262	1.5%

				9,875,000	9,829,704	9,865,262
TouchTunes Interactive Networks, Inc.	Media: Diversified & Production	Senior Secured Second Lien Term Loans LIBOR + 8.250%, 1.000% Floor(9)	5/29/2022	7,500,000	7,500,000	7,222,625	1.1%

				7,500,000	7,500,000	7,222,625
TravelCLICK, Inc.(10)	Hotel, Gaming & Leisure	Senior Secured Second Lien Term Loans LIBOR + 7.750%, 1.000% Floor(9)	11/6/2021	6,000,000	5,924,246	5,663,438	0.8%

				6,000,000	5,924,246	5,663,438
True Religion Apparel, Inc.	Retail	Senior Secured Second Lien Term Loans LIBOR + 10.000%, 1.000% Floor(13)	1/30/2020	4,000,000	3,875,200	144,856	0.0%

				4,000,000	3,875,200	144,856
U.S. Auto Sales Inc.	Banking, Finance, Insurance & Real Estate	Senior Secured Second Lien Term Loans LIBOR + 10.500%, 1.000% Floor(3)(4)	6/8/2020	5,500,000	5,500,000	5,402,354	0.8%

				5,500,000	5,500,000	5,402,354
U.S. Well Services, LLC	Energy: Oil & Gas	Equity/Warrants(6)	2/21/2019	—	173	—	0.0%

				—	173	—
Valence Surface Technologies, Inc.	Aerospace & Defense	Senior Secured First Lien Term Loans LIBOR + 5.500%, 1.000% Floor(9)	6/13/2019	4,682,801	4,658,352	4,516,541	0.7%

				4,682,801	4,658,352	4,516,541
Velocity Pooling Vehicle, LLC	Automotive	Senior Secured Second Lien Term Loans LIBOR + 7.250%, 1.000% Floor(4)(9)	5/14/2022	20,625,000	18,245,261	14,441,745	2.1%

				20,625,000	18,245,261	14,441,745

Company(1)	Industry	Type of Investment	Maturity	Par Amount	Cost	Fair Value	% of Net Assets(2)
Vestcom International, Inc.	Services: Business	Senior Secured Second Lien Term Loans LIBOR + 7.750%, 1.000% Floor(13)	9/30/2022	$5,000,000	$5,000,000	$4,947,615	0.7%

				5,000,000	5,000,000	4,947,615
Watermill-QMC Midco, Inc.	Automotive	Equity(4)(6)			514,195	661,630	0.1%
		Senior Secured First Lien Term Loans 12.000%, 1.000% PIK(4)	6/30/2020	26,657,799	26,657,799	26,683,851	4.0%

				26,657,799	27,171,994	27,345,481
YP LLC(10)	Media: Advertising, Printing & Publishing	Senior Secured First Lien Term Loans LIBOR + 6.750%, 1.250% Floor(9)	6/4/2018	3,130,435	3,153,210	3,091,531	0.5%

				3,130,435	3,153,210	3,091,531
Z Gallerie, LLC	Retail	Senior Secured First Lien Term Loans LIBOR + 6.500%, 1.000% Floor(13)	10/8/2020	4,730,307	4,684,722	4,688,655	0.7%

				4,730,307	4,684,722	4,688,655

Total non-controlled/non-affiliated investments					$911,640,087	$859,500,211	127.5%

Controlled/affiliated investments(15) – 7.1%(1)(2)
Nomida LLC	Construction &	Equity(6)(7)			5,400,000	5,400,000	0.8%
	Building	Senior Secured First Lien Term Loans 10.000%(7)	12/1/2020	8,100,000	8,100,000	8,100,042	1.2%

				8,100,000	13,500,000	13,500,042
Sierra Senior Loan Strategy JV I LLC	Multi-Sector Holdings	Equity/Other		34,272,500	34,272,500	34,362,191	5.1%

				34,272,500	34,272,500	34,362,191

Total controlled/affiliated investments					$47,772,500	$47,862,233	7.1%

Money market fund – 2.3%
Federated Prime Obligations Fund		Money Market 0.01%		$15,456,069	$15,456,069	$15,456,069	2.3%

Total money market fund					$15,456,069	$15,456,069	2.3%

Derivative Instrument - Long Exposure					Notional Amount	Unrealized Appreciation (Depreciation)
Total return swap with Citibank, N.A. (Note 5)		Total Return Swap			$206,455,990	$(27,365,819)

					$206,455,990	$(27,365,819)

(1)	All of the Company’s investments are domiciled in the United States except for Atrium Innovations, Inc. and Livingston International, Inc. which are domiciled in Canada.
(2)	Percentage is based on net assets of $674,124,099 as of December 31, 2015.
(3)

The interest rate on these loans is subject to a base rate plus 1 Month (“1M”) LIBOR, which at December 31, 2015 was 0.43%. As the interest rate is subject to a minimum LIBOR floor which was greater than the 1M LIBOR rate at December 31, 2015, the prevailing rate in effect at December 31, 2015 was the base rate plus the LIBOR floor.

(4)	An affiliated fund that is managed by an affiliate of SIC Advisors LLC also holds an investment in this security.
(5)	The investment was on non-accrual status as of December 31, 2015.
(6)	Security is non-income producing.
(7)

Securities are exempt from registration under Rule 144A of the Securities Act of 1933. These securities represent a fair value of $99,951,135 and 14.8% of net assets as of December 31, 2015 and are considered restricted.

(8)	The investment has an unfunded commitment as of December 31, 2015. For further details see Note 11. Fair value includes an analysis of the unfunded commitment.
(9)

The interest rate on these loans is subject to a base rate plus 3 Month (“3M”) LIBOR, which at December 31, 2015 was 0.61%. As the interest rate is subject to a minimum LIBOR floor which was greater than the 3M LIBOR rate at December 31, 2015, the prevailing rate in effect at December 31, 2015 was the base rate plus the LIBOR floor.

(10)

Security is also held in the underlying portfolio of the total return swap with Citibank, N.A. (see Note 5). The Company’s total exposure to American Beacon Advisors, Inc., Asurion Corp., Collective Brands Finance, Inc., Genex Holdings, Inc., Isola USA Corp., Livingston International, Inc., TravelCLICK, Inc., and YP LLC is $6,930,495 or 1.0%, $10,824,121 or 1.6%, $8,405,126 or 1.2%, $12,227,341 or 1.8%, $8,814,354 or 1.3%, $4,423,208 or 0.7%, $15,382,512 or 2.3%, $6,245,444 or 0.9%, respectively, of Net Assets as of December 31, 2015.

(11)	Represents securities in Level 2 in the ASC 820 table (see Note 4).
(12)	The investment is not a qualifying asset under Section 55 of the 1940 Act. Non-qualifying assets represent 4.1% of the Company’s portfolio at fair value.
(13)

The interest rate on these loans is subject to a base rate plus 6 Month (“6M”) LIBOR, which at December 31, 2015 was 0.85%. As the interest rate is subject to a minimum LIBOR floor which was greater than the 6M LIBOR rate at December 31, 2015, the prevailing rate in effect at December 31, 2015 was the base rate plus the LIBOR floor.

(14)

The interest rate on these loans is subject to a base rate plus 2 Month (“2M”) LIBOR, which at December 31, 2015 was 0.51%. As the interest rate is subject to a minimum LIBOR floor which was greater than the 2M LIBOR rate at December 31, 2015, the prevailing rate in effect at December 31, 2015 was the base rate plus the LIBOR floor.

(15)	Control Investments are defined by the 1940 Act as investments in companies in which the Company owns more than 25% of the voting securities or maintains greater than 50% of the board representation.

As of December 31, 2015, the weighted average yield based upon original cost on our portfolio investments, including the yield on the equity component of the TRS, was approximately 9.7%. With respect to our directly held investments, and without regard to any position through our TRS, 12.9% of our income-bearing investment portfolio bore interest based on fixed rates, and 87.1% bore interest at floating rates, such as LIBOR or the Alternate Base Rate (“ABR”). The weighted average yield on income producing investments is computed based upon a combination of the cash flows to date and the contractual interest payments, principal amortization and fee notes due at maturity without giving effect to closing fees received, base management fees, incentive fees or general fund related expenses. Each floating rate loan uses LIBOR or ABR as its floating rate index. For each floating rate loan, the projected fixed-rate equivalent coupon rate used to forecast the interest cash flows was calculated by adding the interest rate spread specified in the relevant loan document to the fixed-rate equivalent LIBOR or ABR rate, duration-matched to the specific loan, adjusted by the LIBOR or ABR floor and/or cap in place on that loan.

Overview of Portfolio Companies

Set forth below is a brief description of the business of our portfolio companies as of December 31, 2015.

Portfolio Company	Brief Description of Portfolio Company
AAR Intermediate Holdings, LLC	AAR Intermediate Holdings, LLC (“AAR”) provides field support services to oil and gas independent producers, drilling companies and midstream companies in the Denver-Julesburg Basin, with headquarters in the heart of the Wattenberg play in Greeley, CO. AAR builds, repairs, modifies and maintains oil and gas production equipment, sites, well and pipelines.

Access Media Holding LLC	Access Media Holding LLC (“AMH”), headquartered in Oak Brook, IL, is a triple-play provider of digital satellite television, high speed internet and voice services to the residential multi-dwelling unit (“MDU”) market in the United States and is one of the largest private cable operators in the country. AMH provides services to residential MDUs in 20 different markets across the United States via single-play, double-play and triple-play service options.

Portfolio Company	Brief Description of Portfolio Company
Advanced Diagnostic Holdings LLC	Advanced Diagnostic Holdings LLC, founded in 2003 and headquartered in Tampa, Florida, is a provider of specialty neuro and musculoskeletal diagnostic imaging services to physicians and chiropractors.

AESC Holding Corp, Inc.	AESC Holding Corp, Inc. (“Allen Edmonds”) founded in 1922 and headquartered in Port Washington, WI, manufactures men’s footwear, apparel and accessories that are distributed throughout the United States and internationally.

Alpha Media LLC	Alpha Media LLC, headquartered in Portland, OR, is a radio broadcast media company that owns 135 radio stations in 28 markets across the United States.

American Beacon Advisors, Inc.	American Beacon Advisors, Inc. is an asset management firm based in Irving, TX that provides institutional-quality equity, fixed income, alternative, and cash solutions to retail and institutional clients. American Beacon’s distribution expertise spans both retail and institutional segments with particular strengths in the 401(k) and registered investment adviser channels.

Anaren, Inc.	Anaren, Inc, founded in 1967 and headquartered in East Syracuse, NY, is a leading provider of highly integrated microwave components, assemblies and subsystems for the aerospace, satellite, defense, wireless infrastructure, medical and industrial electronics end markets worldwide. Anaren engages in the design, development and manufacture of highly integrated components, assemblies and subsystems.

Aperture Group, LLC	Aperture Group, LLC is the merger of OptionsHouse and TradeMonster, two of the top-ranked options platforms that create the 5th largest retail options broker. The online trading platform routes customer orders to market makers and exchanges but does not hold customers’ trades on its balance sheet or faces market risk.

Associated Asphalt Partners, LLC	Associated Asphalt Partners, LLC, founded in 1948 and located in Roanoke, VA, is an asphalt reseller. Associated Asphalt stores, blends, transports, and sells a diverse mix of performance grade asphalt.

Asurion Corp.	Asurion, Corp., headquartered in Nashville, TN, is a provider of technology protection services to the wireless, retail, and home service provider industries.

Atrium Innovations, Inc.	Atrium Innovations, Inc., founded in 1999 and headquartered in Quebec, Canada, is a globally recognized leader in the development, manufacturing, and commercialization of vitamins, minerals and supplements. Atrium sells these products under several major brands with leading market positions, primarily marketed to healthcare practitioners and health food stores in North America and Europe.

Portfolio Company	Brief Description of Portfolio Company
Aviation Technical Services, Inc.	Aviation Technical Services, Inc., founded in 1970 and headquartered in Everett, WA, is a provider of commercial aerospace aftermarket services to the North American maintenance, repair and overhaul market.

Backcountry.com, LLC	Backcountry.com, LLC, founded in 1996 in Park City, UT, is the premier online specialty retailer for outdoor adventure, cycling, motorcycle and action sports gear and clothing.

Bennu Oil & Gas, LLC	Bennu Oil & Gas, LLC is a privately-held exploration and production company engaged in the production, development, acquisition and exploitation of crude oil and natural gas assets in the Gulf of Mexico.

Birch Communications, Inc.

Birch Communications, Inc, founded in 1996 and headquartered in Atlanta, GA, is a provider of IP-based voice and data communications, cloud and managed services to small and medium sized business as well as certain mid-market and enterprise customers across all 50 states.

Black Angus Steakhouses, LLC.	Black Angus Steakhouses, LLC, founded in 1964 and headquartered in Los Altos, CA, operates restaurants across six states including California, Arizona, Alaska, Hawaii, New Mexico and Washington.

Brundage-Bone Concrete Pumping, Inc.	Brundage-Bone Concrete Pumping, Inc., founded in 1983 and located in Denver, CO. is the largest concrete pumping services in the United States.

Capstone Nutrition	Capstone Nutrition “Capstone”, is a pure-play developer and manufacturer in the nutrition industry, with facilities in Ogden, UT and Spring Hill, TN. Since 1992, Capstone has been developing, producing, and packaging capsule, tablet, and powder products for a variety of customers in the United States and internationally.

Charming Charlie, Inc.	Charming Charlie, Inc. is a destination retailer of fashion jewelry and accessories targeting women between the ages of 22 to 54. Charming Charlie is known for its fun, friendly, and fabulous brand which permeates its in-store and online experience. Charming Charlie offers a broad and constantly changing assortment of on-trend fashion and accessories including jewelry, shoes, handbags, and apparel at value prices under the Charming Charlie label.

Collective Brands Finance, Inc.	Collective Brands Finance, Inc. (dba Payless Inc.) is a footwear specialty retailer. Founded in 1956 and headquartered in Topeka, KS, Payless was founded on a strategy of selling low-cost, high-quality family footwear. In addition to footwear, Collective Brands also sells a broad array of accessories such as handbags, jewelry, bath-and-beauty products, and hosiery.

Portfolio Company	Brief Description of Portfolio Company
Contmid Intermediate, Inc.	ContMid Intermediate, Inc. is a leading manufacturer and distributor of highly engineered metal fasteners, cold formed parts, stampings and assemblies to the automotive and industrials markets.

ConvergeOne Holdings Corp.	ConvergeOne Holdings Corp. is a leading independent provider of innovative communications solutions and managed services to large and medium sized enterprises globally.

Cornerstone Chemical Company	Cornerstone Chemical Company (“Cornerstone”) is a North American producer of critical intermediate and specialty chemicals including AN and melamine, which are marketed globally. Cornerstone is also a producer of sulfuric acid for the merchant market in the Gulf of Mexico region. Cornerstone is the sole producer of melamine in North America and one of only two AN merchant producers in North America.

CP Opco, LLC	CP Opco, LLC (“Classic Party”), founded in 1978 and headquartered in Inglewood, CA, is an event rental solutions provider in the United States. Classic Party offers its customers a complete solution, pairing a broad portfolio of event rental products and temporary structures with value-added event services.

CRGT, Inc.	CRGT Inc. (“CRGT”) is a provider of custom software development, data analytics, and other high value technology services to federal government agencies. CRGT’s service offerings are organized into three business units: Agile Software Development, Data Analytics and Business, Cybersecurity and Infrastructure Solutions. CRGT’s services and solutions are provided to federal civilian agencies, the defense agencies, and the intelligence community.

DHISCO Electronic Distribution, Inc.	DHISCO Electronic Distribution, Inc. (“Pegasus”) is a full service platform that assists lodging providers in the distribution of hotel information to end consumers through various distribution channels.

Drew Marine Partners, LP	Drew Marine Partners, LP, founded in 1928 and headquartered in Whippany, NJ, provides vessel performance products and fire, safety and rescue solutions products to maritime transportation vessels and offshore oil rigs.

Dynamic Energy Services International LLC

Dynamic Energy Services International LLC is a provider of full-service fabrication, construction and maintenance services to worldwide markets including oil and gas, industrial and petrochemical markets.

EarthLink, Inc.	Earthlink, Inc. is an ISP provider servicing individual and business subscribers. EarthLink’s strategy is to offer bundled IT services to its large installed base of telecom customers. Those services include: cloud hosting, disaster recover, collocation, managed security, and secure email, all offered via EarthLink’s nationwide MPLS network.

Portfolio Company	Brief Description of Portfolio Company
First Boston Construction Holdings, LLC	First Boston Capital Partners (“First Boston”), an affiliate of The Grossman Companies with offices in Quincy, MA and Southport, CT, extends private loans to builders, developers and real estate investors in the Northeast region of the United States. First Boston provides short-term bridge capital for acquisitions, ground-up construction or renovations secured by non-owner-occupied residential or commercial properties. First Boston Construction Holdings, LLC is a special purpose vehicle that purchases existing commercial real estate loans originated by First Boston.

FKI Security Group LLC	FKI Security Group LLC (“FireKing”), founded in 1951 and headquartered in New Albany, IN, is a global manufacturer and national service provider of security, safety and asset protection products used in a variety of industries, including the financial services, government, retail, education, and medical end-markets. FireKing’s product portfolio includes fire-proof and impact-resistant file cabinets and safes, traditional and intelligent safes and digital video security systems.

Frontier Communications Corp	Frontier Communications Corp. (“Frontier”) is a telephone company in the United States, mainly serving rural areas and smaller communities. Frontier offers wireline voice, data and video services to residential and business customers.

Gastar Exploration USA, Inc.	Gastar Exploration USA, Inc., (“Gastar”) founded in 1987 and based in Houston, TX, is an independent oil and gas exploration and production company.

Genex Holdings, Inc.	Genex Holdings, Inc. (“Genex”) is a national provider of case management solutions to the workers’ compensation industry. Genex offers return-to-work solutions to actively mitigate the steadily increasing cost of medical care associated with claims and helps in minimizing the lost productivity and other inefficiencies created by employees that miss work due to a workers’ compensation claim.

GK Holdings, Inc.	GK Holdings, Inc. is a worldwide provider of IT and business skills learning solutions participating in the global corporate training market.

Green Field Energy Services, Inc.	Green Field Energy Services, Inc., formed in 1969, is an independent oilfield services company. The Company’s Plan of Reorganization was confirmed in 2014.

GTCR Valor Companies, Inc.	GTCR Valor Companies, Inc. (“GTCR”) is a global provider of integrated PR software suites and a vendor of PR software services in the Americas. GTCR is a player in the media analysis, media monitoring and contact management market.

Portfolio Company	Brief Description of Portfolio Company
HBC Holdings, LLC	HBC Holdings, LLC, founded in 1971 and based in Cranbury, NJ, is a omnichannel, value-added distributor of a broad assortment of hardware, plumbing and housewares products serving retail formats; from local hardware stores and industrial suppliers to national retailers. Based in Moody, AL, Jones Stephens Corp. distributes specialty plumbing products to industrial suppliers and national retailers, primarily based in South, Northeast, and Midwest. HBC Holdings together with Jones Stephens, is a national competitor in the value-added hardware distribution market.

Heligear Acqusition Co.	Heligear Acquisition Co. (dba Northstar Aerospace) is an independent manufacturer of flight-critical aerospace gears and power transmission systems for domestic and international military and commercial aircraft applications.

Hill International, Inc.	Hill International, Inc., (“Hill”) headquartered in Marlton, NJ and established in 1976, is a construction management firm. Hill helps clients manage their construction projects and programs more effectively so that projects are finished on time, within budget and with minimal claims.

Holland Acquisition Corp.	Holland Acquisitions Corp. (“Holland”), founded in 1985, is a provider of land services to blue-chip clients throughout the United States. Holland is headquartered in Fort Worth, TX, with satellite offices in Houston, TX and Washington, PA. Holland offers a full-suite of land services in all three stages of the energy production cycle: upstream, midstream and downstream. Holland assists energy companies with the aspects of acquiring, selling and developing land and mineral rights.

Ignite Restaurant Group, Inc.	Ignite Restaurant Group, Inc. (“IRG”), headquartered in Houston, TX, operates and franchises over 350 restaurants throughout the U.S. and internationally. IRG offers a variety of chef-inspired food and beverages in a distinctive, casual, high-energy atmosphere.

IHS Intermediate, Inc.	IHS Intermediate, Inc. (“Interactive Health”) is a provider of customized corporate health and wellness improvement services. Interactive Health provides a suite of comprehensive, end-to-end services designed to improve personal health, lowering healthcare costs for employers, increasing employee productivity, and reducing health related absences.

Interface Security Systems, Inc.	Interface Security Systems, Inc., (“ISS”) founded in 1995 and based in St. Louis, MO, is a national provider of physical security and secured managed network services to primarily large, commercial multi-site customers. ISS also provides a comprehensive IP technology-enabled managed security solution.

Portfolio Company	Brief Description of Portfolio Company

Invision Diversified, LLC	Invision Diversified Holdings (“Invision”) is the parent company of five low volatility, high recurring revenue and strong free cash flow-generating services businesses. Invision’s services businesses provide largely nondiscretionary outsourced business services to a broad base of longstanding, high quality customers in over 20 different end markets.

IPS Corporation	IPS Corporation, based in Los Angeles, CA, manufactures, markets, distributes, and sells a broad range of solvent cements, adhesives and specialty plumbing products used by professional contractors in plumbing, irrigation and a variety of other applications, largely for residential, commercial, and industrial markets in the United States and internationally.

IronGate Energy Services, LLC	IronGate Energy Services, LLC is an independent provider of rental and tubular services to oil and gas drilling operators in the United States and Mexico.

Isola USA Corp.	Isola USA Corp., founded in Germany in 1912, is a global material science company that designs, develops, and manufactures copper-clad laminate and prepreg used to fabricate advanced multilayer printed circuit boards.

JAC Holding Corp.	JAC Holding Corp. is a North American designer and manufacturer of roof rack systems for light vehicles (including cross utility vehicles, SUVs, sports vehicles, pick-up trucks and minivans) for automotive OEMs.

Jordan Reses Supply Company, LLC	Jordan Reses Supply Company, LLC (“JRS”), founded in 1985 and headquartered in Ann Arbor, MI, is a national distributor of respiratory equipment solely focused on serving the Veterans Affairs and federal government. JRS is a supplier of sleep disorder products. JRS focuses on CPAP and BiPAP devices as well as the associated masks for the treatment of Sleep Apnea.

Liquidnet Holdings, Inc.	Liquidnet Holdings, Inc. (“Liquidnet”) operates a global institutional equities trading network that many asset managers trust to execute their block trades with maximum anonymity and minimal price impact. Founded in 2001, Liquidnet brings together institutional buyers and sellers of large blocks of equity securities, enabling them to trade with each other directly and anonymously on its electronic trading platform.

Livingston International, Inc.	Livingston International, Inc. (“Livingston”) is a pure-play, non-asset-based customs broker. Livingston provides critical customs clearance and trade compliance capabilities. Livingston utilizes its proprietary transaction-processing platform to provide services at major points of entry into Canada and the United States.

Portfolio Company	Brief Description of Portfolio Company

LTCG Holdings Corp.	LTCG Holdings Corp. (“LTCG”) provides business process outsourcing and assessment services for the long-term care insurance industry. LTCG offers end-to-end LTCI BPO services including: (i) application processing, underwriting and policy issuance; (ii) policy administration; (iii) claims processing and care management; (iv) assessments; and (v) professional services.

Miller Heiman, Inc.	Miller Heiman, Inc. provides global sales organizations with an objective source of industry knowledge and insight to help organizations overhaul their sales techniques re-energize their sales force and fine-tune their customer interactions.

Nathan’s Famous, Inc.	Nathan’s Famous, Inc. (“Nathan’s”), founded in 1916 and subsequently filing for IPO in 1993, is a licensor, wholesaler and retailer of food products marketed under Nathan’s Famous brand in the U.S. and internationally.

Nation Safe Drivers Holdings, Inc.	Nation Safe Drivers Holdings, Inc. is a leading provider of towing and roadside assistance services as well as supplemental insurance related products.

New Media Holdings II, LLC	New Media Holdings II, LLC (“New Media”) is a publisher of locally-based print and online media in the United States. New Media generates three types of revenue: (i) advertising, including traditional print and digital; (ii) circulation, including home delivery subscription, single copy sales and digital subscriptions; and (iii) other revenue, including commercial printing and digital marketing services.

Newpage Corp.	Newpage Corp., headquartered in Miamisburg, OH, is a coated paper producer. Coated paper is primarily used in media and marketing applications including catalogs, magazines, and commercial printing applications, such as high-end advertising brochures, annual reports, and direct mail advertising.

Nomida LLC	Nomida, LLC is a fully entitled, 40,800 sq. ft. for-sale multifamily development located in Chicago, IL. The site is centrally located in the Wicker Park neighborhood and will consist of 24 loft-style condominiums approximately 1,700 sq. ft. in size, with parking available for all residents.

Northern Lights MIDCO, LLC	Northern Lights MIDCO, LLC is a US-based private equity firm with investments in boutique asset managers.

Novetta Solutions, LLC	Novetta Solutions, LLC, headquartered in McLean, VA, is an advanced analytics company focused on technology-intensive national security solutions, providing services to government and commercial organizations.

Omnitracs, Inc.	Omnitracs, Inc. is a provider of satellite and terrestrial-based connectivity and location solutions to transportation and logistics companies.

Portfolio Company	Brief Description of Portfolio Company

Oxford Mining Company, LLC	Oxford Mining Company, LLC (“Oxford”), headquartered in Columbus, OH, is a producer of high-value thermal coal and surface-mined coal. Oxford sells its coal primarily to large electric utilities under long-term supply contracts.

Physiotherapy Corporation	Physiotherapy Corporation, headquartered in Exton, PA, is a pure-play provider of outpatient rehabilitation services in the United States.

Reddy Ice Corporation	Reddy Ice Corporation, headquartered in Dallas, TX, is a producer and distributor of packaged ice in the United States.

Research Now Group, Inc.	Research Now Group, Inc. (“Research Now”), founded in 1999, collects data through online and mobile surveys utilizing proprietary consumer and business panels. Research Now recruits, qualifies and matches individual consumer or business professional panelists with specific demographic characteristics to provide targeted results for end customers’ surveys.

Response Team Holdings, LLC	Response Team Holdings, LLC, founded in 2010 and headquartered in Raleigh, NC, provides mitigation, restoration, and ancillary services to single and multi-family prospects, healthcare organizations, schools, municipalities, and commercial businesses.

School Specialty, Inc.	School Specialty, Inc. provides proprietary and branded products that are supported by customized value-added service solutions.

Ship Supply Acquisition Corporation	Ship Supply Acquisition Corporation, founded in 1968 and headquartered in Miami, FL, is a logistics services business that provides products and maritime services for commercial and military marine vessels.

Sizzling Platter, LLC	Sizzling Platter, LLC, founded in 1963 and headquartered in Murray, UT, is a restaurant management company that operates Dunkin’ Donuts, Little Caesars, Red Robin Gourmet Burgers, and Sizzler Family Steakhouse brands.

Software Paradigms International Group, LLC	Software Paradigms International Group, LLC (“SPI”), founded in 1994 and headquartered in Atlanta, GA, is a global IT services and software provider. SPI offers a full suite of IT services & solutions catered to meet the demands of large retailers including custom application development, system integrations, maintenance and support, merchandising, big data and analytics, and eCommerce solutions.

Southwest Dealer Services, Inc.	Southwest Dealer Services, Inc. (“SWDS”), founded in 1988, offers auto security products, vehicle service contracts, guaranteed auto protection, and other ancillary F&I products to automobile dealers primarily across the Southwestern and Midwestern portions of the United States. SWDS also sells its products through two nationally recognized brands; KARR Security Systems and Century Auto.

Portfolio Company	Brief Description of Portfolio Company

Survey Sampling International, LLC	Survey Sampling International, LLC (“SSI”), founded in 1977 and based in Shelton, CT, is a provider of global data collection services utilized by market research firms, consulting firms, corporate end-users, and public opinion firms to conduct survey research.

Techniplas LLC	Techniplas LLC, founded in 2010, is a global producer of highly engineered and technically complex plastic modules and subsystems for niche applications primarily in the global automotive industry.

The Garretson Resolution Group, Inc	The Garretson Resolution Group, Inc, founded in 1998 and based in Cincinnati, OH, is a provider of technology-enabled outsourced legal and compliance services.

TouchTunes Interactive Networks Inc.	TouchTunes Interactive Networks, Inc. is a digital jukebox company, serving bars and restaurants with a physical presence in over 60k locations in North America and over 11k locations internationally.

TravelCLICK, Inc.	TravelCLICK, Inc., headquartered in New York, NY, is a provider of cloud-based reservation systems, SaaS-based business intelligence and digital media solutions..

True Religion Apparel, Inc.	True Religion Apparel, Inc. is a global, design-based jeans and sportswear brand, based in Vernon, CA. True Religion designs, manufactures, and markets its products, which includes its premium True Religion Brand Jeans. True Religion’s product line is sold in branded retail and outlet stores, as well as department stores and boutiques in the US and abroad.

U.S. Auto Sales Inc.	U.S. Auto Sales, Inc., founded in 1992, sells and provides in-house financing of used vehicles to consumers underserved by traditional credit providers.

U.S. Well Services, LLC	US Well Services, LLC (“USWS”) is a Houston, TX based oilfield service provider contracted to engage in pressure pumping and related services, including high-pressure hydraulic fracturing in unconventional oil and natural gas basins.

Valence Surface Technologies, Inc.	Valence Surface Technologies, Inc. is an independently owned aerospace and defense metal processing company with a focus on highly-complex flight critical parts servicing the commercial aerospace, defense, satellite and UAV markets.

Velocity Pooling Vehicle, LLC	Velocity Pooling Vehicle, LLC, a merger of Motorsport Aftermarket Group (“MAG”) and Tucker Rocky (“TR”) competes in the parts and accessories sub segment of the larger U.S. motorcycle market. MAG manufactures a group of highly recognizable brands serving product categories in the powersports aftermarket industry, including both on-road and off-road segments. TR is a distributor of proprietary and sourced brands to a variety of dealers and retailers.

Portfolio Company	Brief Description of Portfolio Company
Vestcom International, Inc.	Vestcom International, Inc. is a provider of outsourced shelf-edge information and media solutions to national grocery chains, convenience stores, and other big-box physical retailers.

Watermill-QMC Midco, Inc	Watermill-QMC Midco, Inc (dba Quality Metalcraft, Inc.), founded in 1964 and headquartered in Livonia, MI, is a provider of complex assemblies for specialty automotive production, prototype and factory assist applications.

YP LLC	YP LLC (“YP”) is a provider of local business print, online and mobile directory services. YP offers a value proposition to its customers, specifically in rural communities throughout the United States, by providing bundled packages of print publications and services in addition to its suite of digital products and services.

Z Gallerie, LLC	Z Gallerie, LLC is a lifestyle retailer offering a variety of home goods including furniture, artwork, lighting, tabletop items, textiles and decorative accessories.

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

Base Management Fee

The base management fee is calculated at an annual rate of 1.75% of our gross assets payable quarterly in arrears. For purposes of calculating the base management fee, the term “gross assets” includes any assets acquired with the proceeds of leverage. The Advisor benefits when we incur debt or use leverage. The base management fee is calculated based on our gross assets at the end of each completed calendar quarter. Base management fees for any partial quarter are appropriately prorated.

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

Reimbursements

Under the terms of the investment advisory agreement, SIC Advisors bears all organizational and offering expenses on our behalf. Since June 2, 2014, the date that we raised $300 million in gross proceeds in connection with the sale of shares of our common stock, SIC Advisors has no longer been obligated to bear, pay or otherwise be responsible for any ongoing organization and offering expenses on our behalf, and we have been responsible for paying or otherwise incurring all such ongoing organizational and offering expenses. Pursuant to the terms of the Investment Advisory Agreement, we have agreed to reimburse SIC Advisors for any such organizational and offering expenses incurred by SIC Advisors not to exceed 1.25% of the gross subscriptions raised by us over the course of the offering period, which was initially scheduled to terminate two years from the initial offering date, unless extended. At a meeting held on March 2, 2016, our board of directors approved another extension of our offering for an additional year. Notwithstanding the foregoing, in the event that organizational and offering expenses, together with sales commissions, the dealer manager fee and any discounts paid to members of the Financial Industry Regulatory Authority, exceed 15% of the gross proceeds from the sale of shares of our common stock pursuant to our registration statement or otherwise at the time of the completion of our offering, then SIC Advisors shall be required to pay or, if already paid by us, reimburse us for amounts exceeding such 15% limit.

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

SIC Advisors is primarily responsible for initially identifying, evaluating, negotiating and structuring our investments. These activities are carried out by its investment team and subject to the oversight of SIC Advisors’ senior investment personnel. Each investment that we make will require the majority vote of the Investment Committee before the investment may be made. Certain affiliated co-investment transactions may require the additional approval of our independent directors.

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

The Investment Advisory Agreement further provides that SIC Advisors and its officers, directors, persons associated with SIC Advisors, stockholders (and owners of the stockholders), controlling persons and agents are not entitled to indemnification for any liability or loss suffered by them, nor will they be held harmless for any loss or liability suffered by us, unless (i) SIC Advisors has determined, in good faith, that the course of conduct which caused the loss or liability was in our best interests; (ii) SIC Advisors was acting on behalf of or performing services for us; (iii) such liability or loss was not the result of misconduct or negligence by SIC Advisors; and (iv) such indemnification or agreement to hold harmless is recoverable only out of our net assets and not from stockholders.

Term; Effective Date

The Investment Advisory Agreement was initially approved by our board of directors on April 5, 2012 and, pursuant to the 1940 Act, remained in effect for a period of two years. Unless earlier terminated as described below, the Investment Advisory Agreement will remain in effect from year-to-year thereafter if approved annually at an in-person meeting of our board of directors by a majority of our directors who are not interested persons, or by the holders of a majority of our outstanding voting securities.

Most recently, our board of directors held an in-person meeting on March 2, 2016, in order to consider and approve the annual approval and continuation of the Investment Advisory Agreement. In its consideration of the Investment Advisory Agreement, the board of directors focused on information it had received relating to, among other things: (a) the nature, quality and extent of the advisory and other services to be provided to us by our investment adviser, SIC Advisors; (b) comparative data with respect to advisory fees or similar expenses paid by other BDCs with similar investment objectives; (c) our projected operating expenses and expense ratio compared to BDCs with similar investment objectives; (d) any existing and potential sources of indirect income to SIC Advisors from its relationships with us and the profitability of those relationships; (e) information about the services to be performed and the personnel performing such services under the investment management agreement; (f) the organizational capability and financial condition of SIC Advisors and its affiliates; and (g) various other factors.

Based on the information reviewed and the discussions, the board of directors, including a majority of the non-interested directors, concluded that the investment management fee rates and terms are reasonable in relation to the services to be provided and approved the Investment Advisory Agreement for a period of one additional year, which will expire on April 5, 2017.

ADMINISTRATION AGREEMENT AND FEES

Administrative Services

Under the terms of the Administration Agreement, and on our behalf, Medley Capital LLC performs or oversees the performance of various administrative services that we require. These include investor services, general ledger accounting, fund accounting, maintaining required financial records, calculating our net asset value, filing tax returns, preparing and filing SEC reports, preparing, printing and disseminating stockholder reports and generally overseeing the payment of our expenses and the performance of administrative and professional services rendered to us by others. Medley provides us with facilities and access to personnel necessary for our business and these services. For providing these services, facilities and personnel, we reimburse Medley for administrative expenses it incurs in performing its obligations.

Additionally, as a BDC, we must offer managerial assistance to our portfolio companies. This managerial assistance may include monitoring the operations of our portfolio companies, participating in board and management meetings, consulting with and advising officers of our portfolio companies and providing other organizational and financial guidance. Medley will make available such managerial assistance, on our behalf, to our portfolio companies whether or not they request this assistance. We may receive fees for these services and will reimburse Medley for its allocated costs in providing such assistance, subject to review and approval by our board of directors.

Term; Effective Date

The Administration Agreement was approved by our board of directors on February 16, 2012, and became effective on April 17, 2012, the date that we met our minimum offering requirement. Pursuant to its terms, and unless earlier terminated as described below, the Administration Agreement remained in effect for a period of two years from the date it first became effective and will remain in effect from year-to-year thereafter if approved annually by a majority of our directors who are not interested persons or the holders of a majority of our outstanding voting securities. Most recently, on March 2, 2016, our board of directors held an in-person meeting in order to consider the annual approval and continuation of our Administration Agreement. Based on the information relating to the terms of the Administration Agreement and the discussions held, the board of directors, including a majority of the non-interested directors, approved the Administration Agreement as being in the best interests of our stockholders. Specifically the board of directors approved the extension of the Administration Agreement for a period of one additional year, which will expire on April 5, 2017.

We may terminate the Administration Agreement with Medley Capital LLC on 60 days’ written notice without penalty. Medley Capital LLC may terminate the Administration Agreement on 120 days’ written notice without penalty.

REGULATION

General

We have also elected to be treated for tax purposes as a RIC under Subchapter M of the Code. The 1940 Act contains prohibitions and restrictions relating to transactions between BDCs and their affiliates (including any investment advisers or sub-advisers), principal underwriters and affiliates of those affiliates or underwriters and requires that a majority of the directors be persons other than “interested persons,” as that term is defined in the 1940 Act.

In addition, the 1940 Act provides that we may not change the nature of our business so as to cease to be, or to withdraw our election as, a BDC unless approved by “a majority of our outstanding voting securities” as defined in the 1940 Act. A majority of the outstanding voting securities of a company is defined under the 1940 Act as the lesser of: (a) 67% or more of such company’s voting securities present at a meeting if more than 50% of the outstanding voting securities of such company are present or represented by proxy, or (b) more than 50% of the outstanding voting securities of such company. We do not anticipate any substantial change in the nature of our business.

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

As a BDC, we are required to meet a coverage ratio of the value of total assets to senior securities, which include all of our borrowings and any preferred stock we may issue in the future, of at least 200%. We may also be prohibited under the 1940 Act from knowingly participating in certain transactions with our affiliates without the prior approval of our board of directors who are not interested persons and, in some cases, prior approval by the SEC.

Legislation introduced in the U.S. House of Representatives during the 113th Congress intended to revise certain regulations applicable to BDCs. The legislation provided for (i) modifying the asset coverage ratio from 200% to 150%, (ii) permitting BDCs to file registration statements with the SEC that incorporate information from already-filed reports by reference, (iii) utilizing other streamlined registration processes afforded to operating companies, and (iv) allowing BDCs to own investment adviser subsidiaries. The legislation was not enacted by the previous Congress and has not been introduced to the 114th Congress. There are no assurances as to when the legislation will be enacted by Congress, if at all, or, if enacted, what final form the legislation would take.

We may invest up to 100% of our assets in securities acquired directly from issuers in privately negotiated transactions. With respect to such securities, we may, for the purpose of public resale, be deemed an “underwriter” as that term is defined in the Securities Act of 1933, or the Securities Act. We do not intend to acquire securities issued by any investment company that exceed the limits imposed by the 1940 Act. Under these limits, except for registered money market funds, we generally cannot acquire more than 3% of the voting stock of any investment company, invest more than 5% of the value of our total assets in the securities of one investment company or invest more than 10% of the value of our total assets in the securities of more than one investment company. With regard to that portion of our portfolio invested in securities issued by investment companies, it should be noted that such investments might indirectly subject our stockholders to additional expenses as they will indirectly be responsible for the costs and expenses of such companies. None of our investment policies are fundamental and any may be changed without stockholder approval.

Generally, BDCs are prohibited under the 1940 Act from knowingly participating in certain transactions with its affiliates without the prior approval of its board of directors who are not interested persons and, in some cases, prior approval by the SEC. The SEC has interpreted the prohibition on transactions with affiliates to prohibit “joint transactions” among entities that share a common investment adviser. The staff of the SEC has granted no-action relief permitting purchases of a single class of privately placed securities, provided that the adviser negotiates no term other than price and certain other conditions are met. However, on November 25, 2013, we received an exemptive order (the “Exemptive Order”) from the SEC that permits us to participate in negotiated co-investment transactions with certain affiliates, including Medley Capital Corporation, a publicly traded BDC, each of whose investment adviser is Medley LLC or an investment adviser controlled by Medley LLC, in a manner consistent with our investment objective, strategies and restrictions, as well as regulatory requirements and other pertinent factors. Co-investment under the Exemptive Order is subject to certain conditions therein, including the condition that, in the case of each co-investment transaction, our board of directors determines that it would be advantageous for us to co-invest in a manner described in the Exemptive Order.

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

3.	satisfies any of the following:

a.	does not have any class of securities that is traded on a national securities exchange;

b.	has a class of securities listed on a national securities exchange, but has a market capitalization of less than $250 million;

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

In addition, a BDC must have been organized and have its principal place of business in the United States and be operated for the purpose of making investments in the types of securities described above.

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

Business Development Company Regulation: Control and Managerial Assistance to Portfolio Companies

BDCs generally must offer to make available to the issuer of the securities significant managerial assistance, except in circumstances where either (i) the BDC controls such issuer of securities or (ii) the BDC purchases such securities in conjunction with one or more other persons acting together and one of the other persons in the group makes available such managerial assistance. Making available managerial assistance means, among other things, any arrangement whereby the BDC, through its directors, officers or employees, offers to provide, and, if accepted, does so provide, significant guidance and counsel concerning the management, operations or business objectives and policies of a portfolio company.

Temporary Investments

Pending investment in other types of “qualifying assets,” as described above, our investments may consist of cash, cash equivalents, U.S. government securities, or high-quality debt securities maturing in one year or less from the time of investment, which we refer to as “temporary investments,” so that 70% of our total assets are qualifying assets. Typically, we intend to invest in U.S. Treasury bills or in repurchase agreements, provided that such agreements are fully collateralized by cash or securities issued by the U.S. government or its agencies. A repurchase agreement involves the purchase by an investor, such as us, of a specified security and the simultaneous agreement by the seller to repurchase it at an agreed-upon future date and at a price that is greater than the purchase price by an amount that reflects an agreed-upon interest rate. There is no percentage restriction on the proportion of our assets that may be invested in such repurchase agreements. However, if more than 25% of our total assets constitute repurchase agreements from a single counterparty, we may not meet the diversification requirements in order to qualify as a RIC for U.S. federal income tax purposes. Thus, we do not intend to enter into repurchase agreements with a single counterparty in excess of this limit. We expect that our Advisor will monitor the creditworthiness of the counterparties with which we enter into repurchase agreement transactions.

Warrants and Options

Under the 1940 Act, a BDC is subject to restrictions on the amount of warrants, options, restricted stock or rights to purchase shares of capital stock that it may have outstanding at any time. Under the 1940 Act, we may generally only offer warrants provided that (i) the warrants expire by their terms within ten years, (ii) the exercise or conversion price is not less than the current market value at the date of issuance, (iii) our stockholders authorize the proposal to issue such warrants, and our board of directors approves such issuance on the basis that the issuance is in the best interests of us and our stockholders and (iv) if the warrants are accompanied by other securities, the warrants are not separately transferable unless no class of such warrants and the securities accompanying them has been publicly distributed. The 1940 Act also provides that the amount of our voting securities that would result from the exercise of all outstanding warrants, as well as options and rights, at the time of issuance may not exceed 25% of our outstanding voting securities. In particular, the amount of capital stock that would result from the conversion or exercise of all outstanding warrants, options or rights to purchase capital stock cannot exceed 25% of the BDC’s total outstanding shares of capital stock.

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

Code of Ethics

We have adopted a code of ethics pursuant to Rule 17j-1 under the 1940 Act that establishes procedures for personal investments and restricts certain personal securities transactions. Persons subject to these codes may invest in securities for their personal investment accounts, including securities that may be purchased or held by us, so long as such investments are made in accordance with the code’s requirements. We have attached our code of ethics as an exhibit to our registration statement. You may also read and copy our code of ethics at the SEC’s Public Reference Room located at 100 F Street, NE, Washington, DC 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. In addition, our code of ethics is available on the EDGAR Database on the SEC’s Internet site at http://www.sec.gov. You may also obtain copies of our code of ethics, after paying a duplicating fee, by electronic request at the following e-mail address: publicinfo@sec.gov, or by writing the SEC’s Public Reference Section, 100 F Street, NE, Washington, DC 20549.

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

Proxy Voting Records

You may obtain information, without charge, regarding how SIC Advisors voted proxies with respect to our portfolio securities by making a written request for proxy voting information to: Chief Compliance Officer, c/o Sierra Income Corporation at 280 Park Ave, 6th Floor East, New York, NY 10017.

Securities Exchange Act and Sarbanes-Oxley Act

We are subject to the reporting and disclosure requirements of the Exchange Act, including the filing of quarterly, annual and current reports, proxy statements and other required items. In addition, we are subject to the Sarbanes-Oxley Act of 2002, which imposes a wide variety of regulatory requirements on publicly-held companies and their insiders. Many of these requirements will affect us. For example:

•	pursuant to Rule 13a-14 of the Exchange Act, our chief executive officer and chief financial officer are required to certify the accuracy of the financial statements contained in our periodic reports;

•	pursuant to Item 307 of Regulation S-K, our periodic reports are required to disclose our conclusions about the effectiveness of our disclosure controls and procedures;

•	pursuant to Rule 13a-15 of the Exchange Act, our management is required to prepare a report regarding its assessment of our internal control over financial reporting; and

•

pursuant to Item 308 of Regulation S-K and Rule 13a-15 of the Exchange Act, our periodic reports must disclose whether there were significant changes in our internal control over financial reporting or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

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

Election to Be Taxed as a RIC

We have elected and intend to continue to qualify to be treated as a RIC under Subchapter M of the Code. As a RIC, we generally do not have to pay corporate-level U.S. federal income taxes on any income that we distribute to our stockholders from our tax earnings and profits. To maintain our qualification as a RIC, we must, among other things, meet certain source-of-income and asset diversification requirements (as described below). In addition, in order to obtain and maintain RIC tax treatment, we must distribute to our stockholders, for each taxable year, at least 90% of our “investment company taxable income,” which is generally our net ordinary income plus the excess, if any, of realized net short-term capital gains over realized net long-term capital losses, or the Annual Distribution Requirement.

Taxation as a Regulated Investment Company

If we:

•	maintain our qualification as a RIC; and

•	satisfy the Annual Distribution Requirement,

then we will not be subject to U.S. federal income tax on the portion of our income we distribute (or are deemed to distribute) to stockholders. We will be subject to U.S. federal income tax at the regular corporate rates on any income or capital gains not distributed (or deemed distributed) to our stockholders.

We will be subject to a 4% nondeductible U.S. federal excise tax on certain undistributed income unless we distribute in a timely manner an amount at least equal to the sum of (1) 98% of our net ordinary income for each calendar year, (2) 98.2% of our capital gain net income for the one-year period ending October 31 in that calendar year and (3) any income recognized, but not distributed, in preceding years and on which we paid no U.S. federal income tax, or the Excise Tax Avoidance Requirement. We generally will endeavor in each taxable year to avoid any U.S. federal excise tax on our earnings.

In order to maintain our qualification as a RIC for U.S. federal income tax purposes, we must, among other things:

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

For U.S. federal income tax purposes, we may be required to recognize taxable income in circumstances in which we do not receive a corresponding payment in cash. For example, if we hold debt obligations that are treated under applicable tax rules as having original issue discount (such as debt instruments with PIK interest or, in certain cases, increasing interest rates or debt instruments that were issued with warrants), we must include in income each year a portion of the original issue discount that accrues over the life of the obligation, regardless of whether cash representing such income is received by us in the same taxable year. We may also have to include in income other amounts that we have not yet received in cash, such as deferred loan origination fees that are paid after origination of the loan or are paid in non-cash compensation such as warrants or stock. We anticipate that a portion of our income may constitute original issue discount or other income required to be included in taxable income prior to receipt of cash.

Because any original issue discount or other amounts accrued will be included in our investment company taxable income for the year of the accrual, we may be required to make a distribution to our stockholders in order to satisfy the Annual Distribution Requirement, even though we will not have received any corresponding cash amount. As a result, we may have difficulty meeting the annual distribution requirement necessary to obtain and maintain RIC tax treatment under the Code. We may have to sell some of our investments at times and/or at prices we would not consider advantageous, raise additional debt or equity capital or forgo new investment opportunities for this purpose. If we are not able to obtain cash from other sources, we may fail to qualify for RIC tax treatment and thus become subject to corporate-level U.S. federal income tax. Our ability to dispose of assets to meet our distribution requirements may be limited by (1) the illiquid nature of our portfolio and/or (2) other requirements relating to our status as a RIC, including the Diversification Tests. If we dispose of assets in order to meet the Annual Distribution Requirement or the Excise Tax Avoidance Requirement, we may make such dispositions at times that, from an investment standpoint, are not advantageous.

Under the 1940 Act, we are not permitted to make distributions to our stockholders while our debt obligations and other senior securities are outstanding unless certain “asset coverage” tests are met. See “Regulation — Senior Securities.” As a result, we may be prohibited from making distributions necessary to satisfy the Annual Distribution Requirement. Even if we are not prohibited from making distributions, our ability to raise additional capital to satisfy the Annual Distribution Requirement may be limited. If we are not able to make sufficient distributions to satisfy the Annual Distribution Requirement, we may fail to qualify for RIC tax treatment and thus become subject to corporate-level U.S. federal income tax.

Certain of our investment practices may be subject to special and complex U.S. federal income tax provisions that may, among other things, (1) treat dividends that would otherwise constitute qualified dividend income as non-qualified dividend income, (2) disallow, suspend or otherwise limit the allowance of certain losses or deductions, (3) convert lower-taxed long-term capital gain into higher-taxed short-term capital gain or ordinary income, (4) convert an ordinary loss or a deduction into a capital loss (the deductibility of which is more limited), (5) cause us to recognize income or gain without receipt of a corresponding distribution of cash, (6) adversely affect the time as to when a purchase or sale of stock or securities is deemed to occur, (7) adversely alter the characterization of certain complex financial transactions and (8) produce income that will not be qualifying income for purposes of the 90% Income Test. We intend to monitor its transactions and may make certain tax elections to mitigate the potential adverse effect of these provisions, but there can be no assurance that any adverse effects of these provisions will be mitigated.

If we purchase shares in a “passive foreign investment company” (a “PFIC”), we may be subject to U.S. federal income tax on its allocable share of a portion of any “excess distribution” received on, or any gain from the disposition of, such shares even if our allocable share of such income is distributed as a taxable dividend to its stockholders. Additional charges in the nature of interest generally will be imposed on us in respect of deferred taxes arising from any such excess distribution or gain. If we invest in a PFIC and elects to treat the PFIC as a “qualified electing fund” under the Code (a “QEF”), in lieu of the foregoing requirements, we will be required to include in income each year our proportionate share of the ordinary earnings and net capital gain of the QEF, even if such income is not distributed by the QEF. Alternatively, we may be able to elect to mark-to-market at the end of each taxable year its shares in a PFIC; in this case, we will recognize as ordinary income our allocable share of any increase in the value of such shares, and as ordinary loss our allocable share of any decrease in such value to the extent that any such decrease does not exceed prior increases included in its income. Under either election, we may be required to recognize in a year income in excess of distributions from PFICs and proceeds from dispositions of PFIC stock during that year, and such income will nevertheless be subject to the Annual Distribution Requirement and will be taken into account for purposes of the 4% excise tax.

Failure to Maintain Our Qualification as a RIC

If we fail to satisfy the 90% Income Test or the Diversification Tests for any taxable year, we may nevertheless continue to qualify as a RIC for such year if certain relief provisions are applicable (which may, among other things, require us to pay certain corporate-level U.S. federal income taxes or to dispose of certain assets).

If we were unable to qualify for treatment as a RIC and the foregoing relief provisions are not applicable, we would be subject to tax on all of our taxable income at regular corporate rates, regardless of whether we make any distributions to our stockholders. Distributions would not be required, and any distributions made in taxable years beginning on or before December 31, 2012 would be taxable to our stockholders as ordinary dividend income that, subject to certain limitations, may be eligible for the 15% maximum rate to the extent of our current and accumulated earnings and profits provided certain holding period and other requirements were met. Subject to certain limitations under the Code, corporate distributees would be eligible for the dividends-received deduction. Distributions in excess of our current and accumulated earnings and profits would be treated first as a return of capital to the extent of the stockholder’s tax basis, and any remaining distributions would be treated as a capital gain. To requalify as a RIC in a subsequent taxable year, we would be required to satisfy the RIC qualification requirements for that year and dispose of any earnings and profits from any year in which we failed to qualify as a RIC. Subject to a limited exception applicable to RICs that qualified as such under Subchapter M of the Code for at least one year prior to disqualification and that requalify as a RIC no later than the second year following the nonqualifying year, we could be subject to tax on any unrealized net built-in gains in the assets held by us during the period in which we failed to qualify as a RIC that are recognized within the subsequent 10 years (or shorter applicable period), unless we made a special election to pay corporate-level U.S. federal income tax on such built-in gain at the time of our requalification as a RIC.

Foreign Account Tax Compliance Act

Legislation was enacted on March 18, 2010 that will impose a 30% U.S. withholding tax on dividends paid by U.S. issuers to a foreign financial institution and on the gross proceeds from the disposition of stock paid to a foreign financial institution after December 31, 2018, unless such institution enters into an agreement with the U.S. Treasury Department (“Treasury”) to collect and provide to Treasury substantial information regarding U.S. account holders, including certain account holders that are foreign entities with U.S. owners, with such institution. The legislation also generally imposes a withholding tax of 30% on dividends paid by U.S. issuers and on the gross proceeds from the disposition of stock paid to a non-financial foreign entity unless such entity provides the withholding agent with a certification that it does not have any substantial U.S. owners or a certification identifying the direct and indirect substantial U.S. owners of the entity. Under certain circumstances, a holder may be eligible for refunds or credits of such taxes. Investors are urged to consult with their own tax advisors regarding the possible implications of this recently enacted legislation on their investment in shares of our common stock.

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

Risks Relating to Our Business and Structure

The capital markets may experience periods of disruption and instability. Such market conditions may materially and adversely affect debt and equity capital markets, which may have a negative impact on our business and operations.

From time to time, capital markets may experience periods of disruption and instability. For example, between 2008 and 2009, the global capital markets were unstable as evidenced by periodic disruptions in liquidity in the debt capital markets, significant write-offs in the financial services sector, the re-pricing of credit risk in the broadly syndicated credit market and the failure of major financial institutions. Despite actions of the

U.S. federal government and foreign governments, these events contributed to worsening general economic conditions that materially and adversely impacted the broader financial and credit markets and reduced the availability of debt and equity capital for the market as a whole and financial services firms in particular. While market conditions have largely recovered from the events of 2008 and 2009, there have been continuing periods of volatility, some lasting longer than others. For example, in the latter half of 2015 and continuing through the date of this annual report, economic uncertainty and market volatility in China and geopolitical unrest in the Middle East, combined with continued volatility of oil prices, among other factors, have caused disruption in the capital markets, including the markets in which we participate. There can be no assurance these market conditions will not continue or worsen in the future.

Equity capital may be difficult to raise during periods of adverse or volatile market conditions because, subject to some limited exceptions, as a BDC, we are generally not able to issue additional shares of our common stock at a price less than net asset value without first obtaining approval for such issuance from our stockholders and our independent directors.

Volatility and dislocation in the capital markets can also create a challenging environment in which to raise or access debt capital. The reappearance of market conditions similar to those experienced from 2008 through 2009 for any substantial length of time could make it difficult to extend the maturity of or refinance our existing indebtedness or obtain new indebtedness with similar terms and any failure to do so could have a material adverse effect on our business. The debt capital that will be available to us in the future, if at all, may be at a higher cost and on less favorable terms and conditions than what we currently experience. If we are unable to raise or refinance debt, then our equity investors may not benefit from the potential for increased returns on equity resulting from leverage and we may be limited in our ability to make new commitments or to fund existing commitments to our portfolio companies.

Significant changes or volatility in the capital markets may also have a negative effect on the valuations of our investments. While most of our investments are not publicly traded, applicable accounting standards require us to assume as part of our valuation process that our investments are sold in a principal market to market participants (even if we plan on holding an investment through its maturity). Significant changes in the capital markets may also affect the pace of our investment activity and the potential for liquidity events involving our investments. Thus, the illiquidity of our investments may make it difficult for us to sell such investments to access capital if required, and as a result, we could realize significantly less than the value at which we have recorded our investments if we were required to sell them for liquidity purposes. An inability to raise or access capital could have a material adverse effect on our business, financial condition or results of operations.

Uncertainty about the financial stability of the United States and of several countries in the European Union (EU) and China could have a significant adverse effect on our business, financial condition and results of operations.

Due to federal budget deficit concerns, S&P downgraded the federal government’s credit rating from AAA to AA+ for the first time in history on August 5, 2011. Further, Moody’s and Fitch had warned that they may downgrade the federal government’s credit rating. Further downgrades or warnings by S&P or other rating agencies, and the United States government’s credit and deficit concerns in general, could cause interest rates and borrowing costs to rise, which may negatively impact both the perception of credit risk associated with our debt portfolio and our ability to access the debt markets on favorable terms. In addition, a decreased U.S. government credit rating could create broader financial turmoil and uncertainty, which may weigh heavily on our financial performance and the value of our common stock.

In 2010, a financial crisis emerged in Europe, triggered by high budget deficits and rising direct and contingent sovereign debt in Greece, Ireland, Italy, Portugal and Spain, which created concerns about the ability of these nations to continue to service their sovereign debt obligations. While the financial stability of many of such countries has improved significantly, risks resulting from any future debt crisis in Europe or any similar crisis could have a detrimental impact on the global economic recovery, sovereign and non-sovereign debt in these countries and the financial condition of European financial institutions. In July and August 2015, Greece reached agreements with its international creditors for bailouts that provide aid in exchange for austerity terms that had previously been rejected by Greek voters. Market and economic disruptions have affected, and may in the future affect, consumer confidence levels and spending, personal bankruptcy rates, levels of incurrence and default on consumer debt and home prices, among other factors. We cannot assure you that market disruptions in Europe, including the increased cost of funding for certain governments and financial institutions, will not impact the global economy, and we cannot assure you that assistance packages will be available, or if available, be sufficient to stabilize countries and markets in Europe or elsewhere affected by a financial crisis. To the extent uncertainty regarding any economic recovery in Europe negatively impacts consumer confidence and consumer credit factors, our business, financial condition and results of operations could be significantly and adversely affected.

In the second quarter of 2015, stock prices in China experienced a significant drop, resulting primarily from continued sell-off of shares trading in Chinese markets. In August 2015, Chinese authorities sharply devalued China’s currency. These market and economic disruptions affected, and may in the future affect, the U.S. capital markets, which could adversely affect our business.

In October 2014, the Federal Reserve announced that it was concluding its bond-buying program, or quantitative easing, which was designed to stimulate the economy and expand the Federal Reserve’s holdings of long-term securities, suggesting that key economic indicators, such as the unemployment rate, had showed signs of improvement since the inception of the program. It is unclear what effect, if any, the conclusion of the Federal Reserve’s bond-buying program will have on the value of our investments. Additionally, in December 2015, the Federal Reserve announced a raise in the target range for the federal funds rate, based on a perceived improvement in economic conditions. The Federal Reserve also emphasized its plan to lift the target benchmark rate gradually over a three-year period, pending economic factors such as a rise in inflation. However, if key economic indicators, such as the unemployment rate or inflation, do not progress at a rate consistent with the Federal Reserve’s objectives, the Federal Reserve may deviate from its announced plan, causing interest rates and borrowing costs to rise at an increased rate, which may negatively impact our ability to access the debt markets on favorable terms. We can make no assurances as to how the Federal Reserve will adjust the benchmark rate in the future. These developments, along with the United States government’s credit and deficit concerns and the European sovereign debt crisis, could cause interest rates and borrowing costs to rise, which may negatively impact our ability to access the debt markets on favorable terms.

Any further disruptive conditions in the financial industry and the impact of new legislation in response to those conditions could restrict our business operations and could adversely impact our results of operations and financial condition. In addition, the BDC market may be more sensitive to changes in interest rates or other factors and to the extent the BDC market trades down, our shares might likewise be affected. If the fair value of our assets declines substantially, we may fail to maintain the asset coverage ratios imposed upon us by the 1940 Act. Any such failure would affect our ability to issue securities, including borrowings, and pay dividends, which could materially impair our business operations. Our liquidity could be impaired further by an inability to access the capital markets or to consummate new borrowing facilities to provide capital for normal operations, including new originations. In recent years, reflecting concern about the stability of the financial markets, many lenders and institutional investors have reduced or ceased providing funding to borrowers.

Our business and operation could be negatively affected if we become subject to any securities litigation or stockholder activism, which could cause us to incur significant expense, hinder execution of investment strategy and impact our stock price.

In the past, following periods of volatility in the market price of a company’s securities, securities class-action litigation has often been brought against that company. Stockholder activism, which could take many forms or arise in a variety of situations, has been increasing in the BDC space recently. While we are currently not subject to any securities litigation or stockholder activism, due to the potential volatility of our stock price and for a variety of other reasons, we may in the future become the target of securities litigation or stockholder activism. Securities litigation and stockholder activism, including potential proxy contests, could result in substantial costs and divert management’s and our board of directors’ attention and resources from our business. Additionally, such securities litigation and stockholder activism could give rise to perceived uncertainties as to our future, adversely affect our relationships with service providers and make it more difficult to attract and retain qualified personnel. Also, we may be required to incur significant legal fees and other expenses related to any securities litigation and activist stockholder matters. Further, our stock price could be subject to significant fluctuation or otherwise be adversely affected by the events, risks and uncertainties of any securities litigation and stockholder activism.

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

We face cyber-security risks. If we are unable to maintain the availability of our electronic data systems and safeguard the security of our data, our ability to conduct business may be compromised, which could impair our liquidity, disrupt our business, damage our reputation and cause losses.

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

Cyber security failures or breaches by our investment adviser and other service providers (including, but not limited to, accountants, custodians, transfer agents and administrators), and the issuers of securities in which we invest, also have the ability to cause disruptions and impact business operations, potentially resulting in financial losses, interference with our ability to calculate its net asset value, impediments to trading, the inability of our stockholders to transact business, violations of applicable privacy and other laws, regulatory fines, penalties, reputational damage, reimbursement or other compensation costs, or additional compliance costs. In addition, substantial costs may be incurred in order to prevent any cyber incidents in the future.

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

Our business is materially affected by conditions in the global financial markets and economic and political conditions throughout the world, such as interest rates, availability and cost of credit, inflation rates, economic uncertainty, changes in laws (including laws relating to our taxation, taxation of our investors, the possibility of changes to tax laws in either the United States or any non-U.S. jurisdiction and regulations on asset managers), trade barriers, commodity prices, currency exchange rates and controls and national and international political circumstances (including wars, terrorist acts and security operations). These factors are outside of our control and may affect the level and volatility of asset prices and the liquidity and value of investments, and we may not be able to or may choose not to manage our exposure to these conditions. Ongoing developments in the U.S. and global financial markets following the turmoil in the global capital markets and the financial services industry in late 2008 and early 2009 continue to illustrate that the current environment is still one of uncertainty and instability for investment management businesses. These and other conditions in the global financial markets and the global economy may result in adverse consequences for our funds and their respective investee companies, which could restrict such funds’ investment activities and impede such funds’ ability to effectively achieve their investment objectives.

A failure on our part to maintain our status as a BDC would significantly reduce our operating flexibility.

If we fail to maintain our status as a BDC, we might be regulated as a closed-end investment company that is required to register under the 1940 Act, which would subject us to additional regulatory restrictions and significantly decrease our operating flexibility. In addition, any such failure could cause an event of default under our outstanding indebtedness, which could have a material adverse effect on our business, financial condition or results of operations.

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

Changes relating to the LIBOR calculation process may adversely affect the value of our portfolio of the LIBOR-indexed, floating-rate debt securities.

In the recent past, concerns have been publicized that some of the member banks surveyed by the British Bankers’ Association (“BBA”) in connection with the calculation of LIBOR across a range of maturities and currencies may have been under-reporting or otherwise manipulating the inter-bank lending rate applicable to them in order to profit on their derivatives positions or to avoid an appearance of capital insufficiency or adverse reputational or other consequences that may have resulted from reporting inter-bank lending rates higher than those they actually submitted. A number of BBA member banks entered into settlements with their regulators and law enforcement agencies with respect to alleged manipulation of LIBOR, and investigations by regulators and governmental authorities in various jurisdictions are ongoing.

Actions by the BBA, regulators or law enforcement agencies as a result of these or future events, may result in changes to the manner in which LIBOR is determined. Potential changes, or uncertainty related to such potential changes may adversely affect the market for LIBOR-based securities, including our portfolio of LIBOR-indexed, floating-rate debt securities. In addition, any further changes or reforms to the determination or supervision of LIBOR may result in a sudden or prolonged increase or decrease in reported LIBOR, which could have an adverse impact on the market for LIBOR-based securities or the value of our portfolio of LIBOR-indexed, floating-rate debt securities.

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

Our investment adviser may not be able to achieve the same or similar returns as those achieved in the past by our senior management and Investment Team.

The track record and achievements of the senior management and Investment Team of SIC Advisors are not necessarily indicative of future results that will be achieved by our investment adviser. As a result, our investment adviser may not be able to achieve the same or similar returns as those achieved by our senior management and Investment Team during their tenure with SIC Advisors or while they were employed at prior positions.

Because we expect to distribute substantially all of our net investment income and net realized capital gains to our stockholders, we will need additional capital to finance our growth and such capital may not be available on favorable terms or at all.

We have elected and qualified to be taxed for U.S. federal income tax purposes as a RIC under Subchapter M of the Code. As a RIC, we must meet certain requirements, including source-of-income, asset diversification and distribution requirements in order to not have to pay corporate-level U.S. federal income taxes on income we distribute to our stockholders as dividends, which allows us to substantially reduce or eliminate our corporate-level U.S. federal income tax liability. As a BDC, we are generally required to meet a coverage ratio of total assets to total senior securities, which includes all of our borrowings and any preferred stock we may issue in the future, of at least 200% at the time we issue any debt or preferred stock. This requirement limits the amount of our leverage. Because we will continue to need capital to grow our investment portfolio, this limitation may prevent us from incurring debt or issuing preferred stock and require us to raise additional equity at a time when it may be disadvantageous to do so. We cannot assure you that debt and equity financing will be available to us on favorable terms, or at all, and debt financings may be restricted by the terms of any of our outstanding borrowings. In addition, as a BDC, we are generally not permitted to issue common stock priced below NAV without stockholder approval. If additional funds are not available to us, we could be forced to curtail or cease new lending and investment activities, and our NAV could decline.

The amount of any distributions we pay is uncertain. We may not be able to pay you distributions or be able to sustain them and our distributions may not grow over time.

We began declaring semi-monthly distributions, which are paid on a monthly basis, to our stockholders beginning in July 2012 and intend to continue declaring semi-monthly distributions to stockholders, to the extent that we have assets legally available for distribution. We cannot assure you that we will achieve investment results that will allow us to make a targeted level of cash distributions or year-to-year increases in cash distributions. All distributions that we make will be at the discretion of our board of directors and will depend on our earnings, our financial condition, maintenance of our RIC status and other factors as our board of directors may deem to be relevant. Our ability to pay distributions might be adversely affected by the impact of the risks described in this annual report on Form 10-K. In addition, the inability to satisfy the asset coverage test applicable to us as a BDC may limit our ability to pay distributions. As a result, we cannot assure you that we will pay distributions to our stockholders in the future.

Our distribution proceeds may exceed our earnings, particularly during the period before we have substantially invested the net proceeds from our offering. We have not established any limit on the extent to which we may use borrowings, if any, or proceeds from our offering to fund distributions, which may reduce the amount of capital we ultimately invest in assets.

The distributions we pay to our stockholders may exceed earnings, particularly during the period before we have substantially invested the net proceeds from our offering. In the event that we encounter delays in locating suitable investment opportunities, we may pay our distributions from the proceeds of our offering or from borrowings in anticipation of future cash flow, which may constitute a return of your capital and will lower your tax basis in your shares. Distributions from the proceeds of our offering or from borrowings also could reduce the amount of capital we ultimately invest in portfolio companies. Accordingly, stockholders who receive the payment of a dividend or other distribution from us should not assume that such dividend or other distribution is the result of a net profit earned by us.

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

Our board of directors has the authority to modify or waive our current operating policies, investment criteria and strategies without prior notice and without stockholder approval. We cannot predict the effect any changes to our current operating policies, investment criteria and strategies would have on our business, net asset value, operating results and the value of our common stock. However, the effects might be adverse, which could negatively impact our ability to pay you distributions and cause you to lose all or part of your investment. Moreover, we have significant flexibility in investing the net proceeds of any offering and may use the net proceeds from an offering in ways with which investors may not agree.

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

As a BDC, we are required to carry our investments at market value or, if no market value is ascertainable, at the fair value as determined in good faith by our board of directors. Decreases in the market values or fair values of our investments are recorded as unrealized depreciation. Any unrealized losses in our portfolio could be an indication of a portfolio company’s inability to meet its repayment obligations to us with respect to the affected investments. This could result in realized losses in the future and ultimately in reductions of our income available for distribution in future periods. In addition, decreases in the market value or fair value of our investments will reduce our net asset value. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Valuation of Investments.”

We are uncertain of our sources for funding our future capital needs. If we cannot obtain debt or equity financing on acceptable terms, our ability to acquire investments and to expand our operations will be adversely affected.

The net proceeds from the sale of shares of our common stock will be used for our investment opportunities, operating expenses and for payment of various fees and expenses such as management fees, incentive fees and other fees. Any working capital reserves we maintain may not be sufficient for investment purposes, and we may require debt or equity financing to operate. In addition, we are required to distribute at least 90% of our net ordinary income and net short-term capital gains in excess of net long-term capital losses, if any, to our stockholders to maintain our RIC status. Accordingly, in the event that we need additional capital in the future for investments or for any other reason we may need to borrow from financial institutions in order to obtain such additional capital. These sources of funding may not be available to us due to unfavorable economic conditions, which could increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. Consequently, if we cannot obtain debt or equity financing on acceptable terms, our ability to acquire investments and to expand our operations will be adversely affected. As a result, we would be less able to achieve portfolio diversification and our investment objective, which may negatively impact our results of operations and reduce our ability to make distributions to our stockholders.

We are a non-diversified investment company within the meaning of the 1940 Act, and therefore we are not limited with respect to the proportion of our assets that may be invested in securities of a single issuer.

We are classified as a non-diversified investment company within the meaning of the 1940 Act, which means that we are not limited by the 1940 Act with respect to the proportion of our assets that we may invest in securities of a single issuer. We are also not adopting any policy restricting the percentage of our assets that may be invested in a single portfolio company. To the extent that we assume large positions in the securities of a small number of issuers, or within a particular industry, our net asset value may fluctuate to a greater extent than that of a diversified investment company as a result of changes in the financial condition or the market’s assessment of the issuer. We may also be more susceptible to any single economic or regulatory occurrence than a diversified investment company. Beyond our income tax diversification requirements applicable to RICs under Subchapter M of the Code, we do not have fixed guidelines for diversification, and our investments could be concentrated in relatively few portfolio companies. See “Business — Taxation as a Regulated Investment Company.”

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

For U.S. federal income tax purposes, we are required to recognize taxable income in some circumstances in which we do not receive a corresponding payment in cash (such as deferred interest that is accrued as original issue discount) and to make distributions with respect to such income to maintain our status as a RIC. Under such circumstances, we may have difficulty meeting the annual distribution requirement necessary to obtain and maintain RIC tax treatment under the Code. This difficulty in making the required distribution may be amplified to the extent that we are required to pay an incentive fee with respect to such accrued income. As a result, we may have to sell some of our investments at times and/or at prices we would not consider advantageous, raise additional debt or equity capital, or forgo new investment opportunities for this purpose. If we are not able to obtain cash from other sources, we may fail to qualify for RIC tax treatment and thus become subject to corporate-level U.S. federal income tax. For additional discussion regarding the tax implications of being a RIC, see “Business — Taxation as a Regulated Investment Company.”

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

SIC Advisors purchased 1,108,033.24 shares of our common stock for aggregate gross proceeds to us of $10,000,000, which issuance was made immediately after our prior registration statement was declared effective by the SEC. Thus, SIC Advisors is a significant stockholder. As a result and given the fact that SIC Advisors is our investment advisor and certain of its principals serve as our executive officers and members of our board of directors, SIC Advisors will be able to exert significant influence over our management and policies. As a result, SIC Advisors, or any person or entity to which such shares may be transferred, may ultimately have the ability to take actions with respect to their voting of such shares that may not be in our or our stockholders’ best interest.

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

We may, however, invest alongside other clients of our Advisor and its affiliates, including other entities they manage in certain circumstances where doing so is consistent with applicable law, the Exemptive Order and SEC staff interpretations and guidance. For example, we may co-invest with such accounts consistent with guidance promulgated by the SEC staff permitting us and such other accounts to purchase interests in a single class of privately placed securities so long as certain conditions are met, including that our investment adviser, acting on our behalf and on behalf of other clients, negotiates no term other than price. We may also co-invest with our investment adviser’s other clients as otherwise permissible under regulatory guidance, applicable regulations and our Advisor’s allocation policy. Under this allocation policy, a fixed percentage of each opportunity, which may vary based on asset class and investment objectives, among other things, will be offered to us and similar eligible accounts, as periodically determined by our Advisor and approved by our board of directors, including our independent directors. The allocation policy further provides that allocations among us and these other accounts will generally be made pro rata based on each account’s capital available for investment, as determined, in our case, by our Advisor. It is our policy to base our determinations as to the amount of capital available for investment based on such factors as the amount of cash on-hand, existing commitments and reserves, if any, the targeted leverage level, the targeted asset mix and diversification requirements and other investment policies and restrictions set by our board of directors or imposed by applicable laws, rules, regulations or interpretations. We expect that these determinations will be made similarly for other accounts. However, we can offer no assurance that investment opportunities will be allocated to us fairly or equitably in the short-term or over time.

In situations where co-investment with other clients of our Advisor or its affiliates is not permitted under the 1940 Act and related rules, existing or future staff guidance, or the terms and conditions of the Exemptive Order, our Advisor will need to decide which client or clients will proceed with the investment. Under our Advisor’s allocation policy, such determinations will be made based on the principle that investment opportunities shall be offered to eligible clients on an alternating basis that will be fair and equitable over time. As a result, we will not have an entitlement to make a co-investment in these circumstances and, to the extent that another client elects to proceed with the investment, we will not be permitted to participate. Moreover, except in certain circumstances, we will be unable to invest in any issuer in which a client of our Advisor or its affiliate holds a controlling interest. These restrictions may limit the scope of investment opportunities that would otherwise be available to us.

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

We may be considered affiliates with respect to certain of our portfolio companies. Certain private funds advised by the senior members of SIC Advisors also hold interests in these portfolio companies and as such these interests may be considered a joint enterprise under applicable regulations. To the extent that our interests in these portfolio companies may need to be restructured in the future or to the extent that we choose to exit certain of these transactions, our ability to do so will be limited.

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

We may borrow for investment purposes. If the value of our assets declines, we may be unable to satisfy the asset coverage test, which would prohibit us from paying distributions and could prevent us from qualifying as a RIC, which would generally result in a corporate-level U.S. federal income tax on any income and net gains. If we cannot satisfy the asset coverage test, we may be required to sell a portion of our investments and, depending on the nature of our debt financing, repay a portion of our indebtedness at a time when such sales may be disadvantageous. Also, any amounts that we use to service our indebtedness would not be available for distributions to our common stockholders.

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

Pending legislation may allow us to incur additional leverage.

As a BDC, we are generally not permitted to incur indebtedness unless immediately after such borrowing we have an asset coverage for total borrowings of at least 200% (i.e., the amount of debt may not exceed 50% of the value of our assets). Recent legislation, if passed, would modify this section of the 1940 Act and increase the amount of debt that BDCs may incur by modifying the percentage from 200% to 150%. As a result, we may be able to incur additional indebtedness in the future and therefore your risk of an investment in our securities may increase. We can make no assurance as the ultimate outcome of this legislation.

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

We may make or acquire loans or investments through participation agreements. A participation agreement typically results in a contractual relationship only with the counterparty to the participation agreement and not with the borrower. SIC Advisors has adopted best execution procedures and guidelines to mitigate credit and counterparty risk when we acquire a loan through a participation agreement. In investing through participations, we will generally not have a right to enforce compliance by the borrower with the terms of the loan agreement against the borrower, and we may not directly benefit from the collateral supporting the debt obligation in which it has purchased the participation. As a result, we will be exposed to the credit risk of both the borrower and the counterparty selling the participation. In the event of insolvency of the counterparty, we, by virtue of holding participation interests in the loan, may be treated as its general unsecured creditor. In addition, although we may have certain contractual rights under the loan participation that require the counterparty to obtain our consent prior to taking various actions relating to the loan, we cannot guarantee that the counterparty will seek such consent prior to taking various actions. Further, in investing through participation agreements, we may not be able to conduct the due diligence on the borrower or the quality of the loan with respect to which it is buying a participation that we would otherwise conduct if we were investing directly in the loan, which may result in us being exposed to greater credit or fraud risk with respect to the borrower or the loan than we expected when initially purchasing the participation. See “Risks Related to SIC Advisors and its Respective Affiliates — There are significant potential conflicts of interest that could affect our investment returns” above.

We have entered into total return swap agreements or other derivative transactions which expose us to certain risks, including market risk, liquidity risk and other risks similar to those associated with the use of leverage.

Our wholly-owned, special purpose financing subsidiary, Arbor, has entered into a TRS for a portfolio of senior secured assets with Citibank, N.A., or Citibank. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Off-Balance Sheet Arrangements” for a more detailed discussion of the terms of the TRS between Arbor and Citibank.

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

In addition to customary events of default and termination events, the agreements governing the TRS with Citibank, which are collectively referred to herein as the TRS Agreement, contain the following termination events: (a) a failure to satisfy the portfolio criteria for at least 30 days; (b) a failure to post initial cash collateral or additional collateral as required by the TRS Agreement; (c) a default by Arbor or us with respect to indebtedness in an amount equal to or greater than the lesser of $10.0 million and 2% of our net asset value at such time; (d) a merger of Arbor or us meeting certain criteria; (e) either us or Arbor amending its constituent documents to alter our investment strategy in a manner that has or could reasonably be expected to have a material adverse effect; (f) SIC Advisors ceasing to be the investment manager of Arbor or having authority to enter into transactions under the TRS Agreement on behalf of Arbor, and not being replaced by an entity reasonably acceptable to Citibank; (g) SIC Advisors ceasing to be our investment adviser; (h) Arbor failing to comply with its investment strategies or restrictions to the extent such non-compliance has or could reasonably be expected to have a material adverse effect; (i) Arbor becoming liable in respect of any obligation for borrowed money, other than arising under the TRS Agreement; (j) our dissolution or liquidation; (k) there occurring, without the prior consent of Citibank, any material change to or departure from our policies or the policies of Arbor that may not be changed without the vote of our stockholders and that relates to Arbor’s performance of its obligations under the TRS Agreement; and (l) our violating certain provisions of the 1940 Act or our election to be regulated as a BDC being revoked or withdrawn.

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

In addition, because a TRS is a form of synthetic leverage, such arrangements are subject to risks similar to those associated with the use of leverage. See “— Risks Relating to Debt Financing” below.

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

Risks Relating to Debt Financing

At December 31, 2015, we had approximately $385 million of outstanding indebtedness under the syndicated revolving credit facility with ING Capital LLC and a revolving credit facility with JP Morgan Chase through Alpine Funding LLC, our wholly-owned special purpose financing subsidiary (such credit facilities referred to as the “Facilities”).

Illustration. The following table illustrates the effect of leverage on returns from an investment in our common stock assuming various annual returns, net of expenses. The calculations in the table below are hypothetical and actual returns may be higher or lower than those appearing below. The calculation assumes

(i) $1,097.7 million in total assets, (ii) a weighted average cost of funds of 3.1875%, (iii) $385.0 million in debt outstanding and (iv) $674.1 million in stockholders’ equity. In order to compute the “Corresponding return to stockholders,” the “Assumed Return on Our Portfolio (net of expenses)” is multiplied by the assumed total assets to obtain an assumed return to us. From this amount, the interest expense is calculated by multiplying the assumed weighted average cost of funds times the assumed debt outstanding, and the product is subtracted from the assumed return to us in order to determine the return available to stockholders. The return available to stockholders is then divided by our stockholders’ equity to determine the “Corresponding return to stockholders.” Actual interest payments may be different.

Assumed Return on Our Portfolio (net of expenses)	-10%	-5%	0%	5%	10%
Corresponding return to stockholders(1)	-18.1%	-10.0%	-1.8%	6.3%	14.5%

(1)	In order for us to cover our annual interest payments on indebtedness, we must achieve annual returns on our December 31, 2015 total assets of at least 1.8%.

In addition, we have entered into a total return swap with Citi which provides us with exposure to a portfolio of loans with a maximum aggregate market value of $300 million. See “Risk Factors — Risks Related to Our Investments — We have entered into total return swap agreements or other derivative transactions which expose us to certain risks, including market risk, liquidity risk and other risks similar to those associated with the use of leverage.”

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

Covenants in the Facilities may restrict our financial and operating flexibility.

We maintain the revolving credit facility with certain lenders party thereto from time to time and ING Capital LLC, as administrative agent, and a revolving credit facility with JP Morgan Chase through Alpine Funding LLC. The Facilities are secured by substantially all of our assets, subject to certain exclusions. Availability of loans under the Facilities are linked to the valuation of the collateral pursuant to a borrowing base mechanism. Borrowings under the Facilities are subject to, among other things, a minimum borrowing/collateral base. Substantially all of our assets are pledged as collateral under the Facilities. The Facilities require us to, among other things (i) make representations and warranties regarding the collateral as well as our business and operations, (ii) agree to certain indemnification obligations, and (iii) agree to comply with various affirmative and negative covenants. The documents for each of the Facilities also include default provisions such as the failure to make timely payments under the Facilities, as the case may be, the occurrence of a change in control, and our failure to materially perform under the operative agreements governing the Facilities, which, if not complied with, could accelerate repayment under the Facilities, thereby materially and adversely affecting our liquidity, financial condition and results of operations.

As a result of such covenants and restrictions in the Facilities, we will be limited in how we conduct our business and we may be unable to raise additional debt or equity financing to take advantage of new business opportunities. In addition, our ability to satisfy the financial requirements required by the Facilities can be affected by events beyond our control and we cannot assure you that we will meet these requirements. We cannot assure you that we will be able to maintain compliance with these covenants in the future and, if we fail to do so, we may be in default under the Facilities, and we may be prohibited from undertaking actions that are necessary or desirable to maintain and expand our business.

Default under the Facilities could allow the lender(s) to declare all amounts outstanding to be immediately due and payable. If the lender(s) declare amounts outstanding under the Facilities to be due, the lender(s) could proceed against the assets pledged to secure the debt under the Facilities. Any event of default, therefore, could have a material adverse effect on our business if the lender(s) determine to exercise their rights.

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

The use of borrowings, also known as leverage, increases the volatility of investments by magnifying the potential for gain or loss on invested equity capital. Our use of leverage to partially finance our investments, through borrowing from banks and other lenders, increases the risks of investing in our common stock. If the value of our assets decreases, leveraging would cause net asset value to decline more sharply than it otherwise would have had we not leveraged. Similarly, any decrease in our income would cause net income to decline more sharply than it would have had we not borrowed. Such a decline could negatively affect our ability to make distributions to our stockholders. In addition, our stockholders will bear the burden of any increase in our expenses as a result of our use of leverage, including interest expenses and any increase in the management or incentive fees payable to the Advisor.

We use leverage to finance our investments. The amount of leverage that we employ depends on our Advisor and our board of directors’ assessment of market and other factors at the time of the relevant borrowing. There can be no assurance that leveraged financing will in the future be available to us on favorable terms or at all. However, to the extent of our use of leverage to finance our assets, our financing costs will reduce cash available for distributions to stockholders. Moreover, we may not be able to meet our financing obligations and, to the extent that we cannot, we risk the loss of some or all of our assets to liquidation or sale to satisfy the obligations. In such an event, we may be forced to sell assets at significantly depressed prices due to market conditions or otherwise, which may result in losses.

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

We are subject to financial market risks, including changes in interest rates. Because we use debt to finance investments, our net investment income depends, in part, upon the difference between the rate at which we borrow funds and the rate at which we invest those funds. As a result, we can offer no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income. In periods of rising interest rates when we have debt outstanding, our cost of funds will increase, which could reduce our net investment income.

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

The purchase price at which investors purchase shares of our common stock will be determined at each weekly closing date to ensure that the sales price is equal to or greater than the net asset value of our shares, after deducting selling commissions and dealer manager fees. As a result, an investor’s purchase price may be higher than the prior subscription closing price per share, and therefore an investor may receive a smaller number of shares of common stock than if the investor had subscribed at the prior subscription closing price.

Investors will not know the purchase price per share at the time they submit their subscription agreements and could pay a premium for their shares of common stock if our board of directors does not decrease the offering price in the event of a decline to our net asset value per share.

The purchase price at which an investor purchases shares will be determined at each weekly closing date to ensure that the sales price is equal to or greater than the net asset value of our shares, after deducting selling commissions and dealer manager fees. In the event of a decrease to our net asset value per share, an investor could pay a premium of more than 2.5% for its shares of common stock if our board of directors does not decrease the offering price. A decline in our net asset value per share to an amount more than 2.5% below our current offering price, net of selling commissions and dealer manager fees, creates a rebuttable presumption that there has been a material change in the value of our assets such that a reduction in the offering price per share is warranted. This presumption may only be rebutted if our board of directors, in consultation with our management, reasonably and in good faith determines that the decline in net asset value per share is the result of a temporary movement in the credit markets or the value of our assets, rather than a more fundamental shift in the valuation of our portfolio. In the event that (i) net asset value per share decreases to more than 5% below our current net offering price and (ii) our board of directors believes that such decrease in net asset value per share is the result of a non-temporary movement in the credit markets or the value of our assets, our board of directors will undertake to establish a new net offering price that is not more than 2.5% above our net asset value per share. If our board of directors determines that the decline in our net asset value per share is the result of a temporary movement in the credit markets or the value of our assets, investors will purchase shares at an offering price per share, net of selling commissions and dealer manager fees, which represents a premium to the net asset value per share of greater than 2.5%.

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

Our public offering does not include an offering of preferred stock. However, under the terms of our articles of incorporation, our board of directors is authorized to issue shares of preferred stock in one or more series without stockholder approval, which could potentially adversely affect the interests of existing stockholders. In the event we issue preferred stock, the relevant prospectus will be supplemented accordingly; however, doing so would not require a stockholder vote, unless we seek to issue preferred stock that is convertible into our common stock.

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

Holders of any preferred stock we might issue, voting separately as a single class, would have the right to elect two members of the board of directors at all times and in the event dividends become two full years in arrears, would have the right to elect a majority of our directors until such arrearage is completely eliminated. In addition, preferred stockholders would have class voting rights on certain matters, including changes in fundamental investment restrictions and conversion to open-end status, and accordingly would be able to veto any such changes. Restrictions imposed on the declarations and payment of dividends or other distributions to the holders of our common stock and preferred stock, both by the 1940 Act and by requirements imposed by rating agencies or the terms of our credit facilities, might impair our ability to maintain our qualification as a RIC for U.S. federal income tax purposes. While we would intend to redeem our preferred stock to the extent necessary to enable us to distribute our income as required to maintain our qualification as a RIC, there can be no assurance that such actions could be effected in time to meet the tax requirements.

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

The net asset value and liquidity, if any, of the market for shares of our common stock may be significantly affected by numerous factors, some of which are beyond our control and may not be directly related to our operating performance. These factors include:

•	significant volatility in the market price and trading volume of securities of BDCs or other companies in our sector, which are not necessarily related to the operating performance of the companies;

•	changes in regulatory policies or tax guidelines, particularly with respect to RICs or BDCs;

•	loss of RIC or BDC status;

•	changes in earnings or variations in operating results;

•	changes in the value of our portfolio of investments;

•	changes in accounting guidelines governing valuation of our investments;

•	any shortfall in revenue or net income or any increase in losses from levels expected by investors;

•	departure of SIC Advisors or certain of its respective key personnel;

•	operating performance of companies comparable to us;

•	general economic trends and other external factors; and

•	loss of a major funding source.

The price which you pay for our shares may not reflect our current net asset value at the time of your subscription.

In the event of a material decline in our net asset value per share, which we consider to be a 2.5% decrease below our current net offering price, and subject to certain conditions, we will reduce our offering price accordingly. Also we will file a supplement to any relevant prospectus with the SEC, or amend our registration statement if our net asset value per share: (i) declines more than 10% from the net asset value per share as of the effective date of the relevant registration statement or (ii) increases to an amount that is greater than the net proceeds per share as stated in the prospectus. Therefore, the net proceeds per share, net of all sales load, from a new investor may be in excess of the then current net asset value per share.

U.S. Federal Income Tax Risks

We will be subject to corporate-level U.S. federal income tax if we are unable to qualify as a RIC under Subchapter M of the Code or to satisfy RIC distribution requirements.

To maintain RIC tax treatment under the Code, we must meet the following minimum annual distribution, income source and asset diversification requirements. See “Business — Taxation as a Regulated Investment Company.”

The minimum annual distribution requirement for a RIC will be satisfied if we distribute to our stockholders on an annual basis at least 90% of our net ordinary taxable income and realized net short-term capital gains in excess of realized net long-term capital losses, if any. We would also be taxed on any retained income and/or gains, including any short-term capital gains or long-term capital gains. We must also satisfy an additional annual distribution requirement during each calendar year in order to avoid a 4% excise tax on the amount of the under-distribution. Because we may use debt financing, we are subject to an asset coverage ratio requirement under the 1940 Act and may in the future become subject to certain financial covenants under loan and credit agreements that could, under certain circumstances, restrict us from making distributions necessary to satisfy the distribution requirements. If we are unable to obtain cash from other sources, we could fail to qualify for RIC tax treatment, or could be required to retain a portion of our income or gains, and thus become subject to corporate-level U.S. federal income tax.

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

For U.S. federal income tax purposes, we may be required to recognize taxable income in circumstances in which we do not receive a corresponding payment in cash. For example, if we hold debt obligations that are treated under applicable tax rules as having original issue discount (such as debt instruments with PIK, interest or, in certain cases, increasing interest rates or debt instruments that were issued with warrants), we must include in income each year a portion of the original issue discount that accrues over the life of the obligation, regardless of whether cash representing such income is received by us in the same taxable year. We may also have to include in income other amounts that we have not yet received in cash, such as deferred loan origination fees that are paid after origination of the loan or are paid in non-cash compensation such as warrants or stock. Furthermore, we may invest in non-U.S. corporations (or other non-U.S. entities treated as corporations for U.S. federal income tax purposes) that could be treated under the Code and U.S. Treasury regulations as “passive foreign investment companies” and/or “controlled foreign corporations.” The rules relating to investment in these types of non-U.S. entities are designed to ensure that U.S. taxpayers are either, in effect, taxed currently (or on an accelerated basis with respect to corporate level events) or taxed at increased tax rates at distribution or disposition. In certain circumstances this could require us to recognize income where we do not receive a corresponding payment in cash.

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

Because any original issue discount or other amounts accrued will be included in our investment company taxable income for the year of the accrual, we may be required to make a distribution to our stockholders in order to satisfy the annual distribution requirement, even if we will not have received any corresponding cash amount. As a result, we may have difficulty meeting the tax requirement to distribute at least 90% of our net ordinary income and realized net short-term capital gains in excess of realized net long-term capital losses, if any, to maintain RIC tax treatment under the Code. We may have to sell some of our investments at times and/or at prices we would not consider advantageous, raise additional debt or equity capital, make a partial share distribution, or forgo new investment opportunities for this purpose. If we are not able to obtain cash from other sources, and choose not to make a qualifying share distribution, we may fail to qualify for RIC tax treatment and thus become subject to corporate-level U.S. federal income tax. See “Business — Taxation as a Regulated Investment Company.”

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

We do not own any real estate or other physical properties materially important to our operation. Our headquarters are currently located at 280 Park Avenue, 6th Floor East, New York, NY 10017. Our administrator furnishes us office space and we reimburse it for such costs on an allocated basis.

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

As of March 8, 2016, we are offering our shares on a continuous basis at an offering price of $9.10 per share; however, to the extent that our net asset value increases, we intend to sell at a price necessary to ensure that shares are not sold at a price per share, after deduction of selling commissions and dealer manager fees, that is below our net asset value per share. In the event of a material decline in our net asset value per share, which we consider to be a 2.5% decrease below our current net offering price, and subject to certain conditions, we will reduce our offering price accordingly. Therefore, persons who tender subscriptions for our shares in our offering must submit subscriptions for a certain dollar amount, rather than a number of our shares and, as a result, may receive fractional shares.

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

Set forth below is a chart describing the classes of our securities outstanding as of March 8, 2016:

Title of Class	Amount Authorized	Amount Held by Us or for Our Account	Amount Outstanding
Common Stock	250,000,000	—	86,175,457

As of March 8, 2016, we had 23,940 record holders of our common stock.

Distributions

Our dividends, if any, are determined by the board of directors. We have elected to be treated as a RIC under Subchapter M of the Code. To maintain RIC qualification, we must distribute at least 90% of our net ordinary income and net short-term capital gains in excess of our net long-term capital losses, if any. We will be subject to a 4% nondeductible U.S. federal excise tax on our undistributed income unless we distribute in a timely manner an amount at least equal to the sum of (1) 98% of our ordinary income for each calendar year, (2) 98.2%

of our capital gain net income (both long-term and short-term) for the one-year period ending October 31 in that calendar year and (3) any income realized, but not distributed in the preceding year.

Our board of directors declared a series of semi-monthly distributions. These distributions represent an annualized yield of 8.79% based on our March 8, 2016 offering price of $9.10 per share:

Record Date	Payment Date	Amount per share
January 15 and 31, 2013	January 31, 2013	0.03333
February 15 and 28, 2013	February 28, 2013	0.03333
March 15 and 29, 2013	March 29, 2013	0.03333
April 15 and 30, 2013	April 30, 2013	0.03333
May 15 and 31, 2013	May 31, 2013	0.03333
June 14 and 28, 2013	June 28, 2013	0.03333
July 15 and 31, 2013	July 31, 2013	0.03333
August 15 and 30, 2013	August 30, 2013	0.03333
September 13 and 30, 2013	September 30, 2013	0.03333
October 15 and 31, 2013	October 31, 2013	0.03333
November 15 and 29, 2013	November 29, 2013	0.03333
December 13 and 31, 2013	December 31, 2013	0.03333
January 15 and 31, 2014	January 31, 2014	0.03333
February 14 and 28, 2014	February 28, 2014	0.03333
March 14 and 31, 2014	March 31, 2014	0.03333
April 15 and 30, 2014	April 30, 2014	0.03333
May 15 and 30, 2014	May 30, 2014	0.03333
June 13 and 30, 2014	September 30, 2014	0.03333
July 15 and July 31, 2014	July 31, 2014	0.03333
August 15 and August 29, 2014	August 29, 2014	0.03333
September 15 and September 30, 2014	September 30, 2014	0.03333
October 15 and October 31, 2014	October 31, 2014	0.03333
November 14 and 28, 2014	November 28, 2014	0.03333
December 15 and 31, 2014	December 31, 2014	0.03333
January 15 and 30, 2015	January 30, 2015	0.03333
February 13 and 27, 2015	February 27, 2015	0.03333
March 13 and 31, 2015	March 31, 2015	0.03333
April 15 and 30, 2015	April 30, 2015	0.03333
May 15 and 29, 2015	May 29, 2015	0.03333
June 15 and 30, 2015	June 30, 2015	0.03333
July 15 and 31, 2015	July 31, 2015	0.03333
August 14 and 31, 2015	August 31, 2015	0.03333
September 15 and 30, 2015	September 30, 2015	0.03333
October 15 and 30, 2015	October 30, 2015	0.03333
November 13 and 30, 2015	November 30, 2015	0.03333
December 15 and 31, 2015	December 31, 2015	0.03333
January 15 and 29, 2016	January 29, 2016	0.03333
February 12 and 29, 2016	February 29, 2016	0.03333
March 15 and 31, 2016	March 31, 2016	0.03333

We may fund our cash distributions to stockholders from any sources of funds available to us, including offering proceeds, borrowings, net investment income from operations, capital gains proceeds from the sale of assets, non-capital gains proceeds from the sale of assets, dividends or other distributions paid to us on account of preferred and common equity investments in portfolio companies and expense reimbursements from SIC Advisors. SIC Advisors has no obligation to make Expense Support Payments pursuant to the Expense Support

Agreement after March 31, 2016, unless the Expense Support Agreement is extended.

The following table reflects, for U.S. Federal Income tax purposes, the sources of the cash distributions that the Company has paid on its common stock during the years ended December 31, 2015 and 2014 and 2013:

	Year ended December 31, 2015		Year Ended December 31, 2014		Year Ended December 31, 2013
Source of Distribution	Distribution Amount(1)	Percentage	Distribution Amount	Percentage	Distribution Amount	Percentage
Return of capital from offering proceeds	$—	—%	$—	—%	$—	—%
Return of capital from borrowings	—	—	—	—	—	—
Net investment income	40,302,852	70.9	20,880,983	72.5	6,032,061	100.0
Net realized gain	441,052	0.8	1,192,159	4.2	—	—
Return of capital (other)	16,060,726	28.3	6,719,353	23.3	—	—

Distributions on a tax basis:	$56,804,630	100.0%	$28,792,495	100.0%	$6,032,061	100.0%

Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

In June 2013, we commenced a share repurchase program pursuant to which it intends to conduct quarterly share repurchases, of up to 2.5% of the weighted average number of outstanding shares in any 3-month period or 10% of the weighted average number of outstanding shares in any 12-month period. The purpose of the share repurchase program is to allow stockholders to sell their shares back to us at a price equal to the most recently disclosed net asset value per share of our common stock immediately prior to the date of repurchase. Shares will be purchased from stockholders participating in the program on a pro rata basis. Unless our board of directors determines otherwise, the number of shares to be repurchased during any calendar year will be limited to the proceeds received in association with the sale of shares of common stock under the distribution reinvestment plan.

The table below provides information concerning our repurchases of shares of our common stock during the quarter ended December 31, 2015 pursuant to our share repurchase program:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 1 to December 31, 2015	285,559	$8.56	285,559	(1)

Total	285,559	$8.56	285,559	(1)

(1)	A description of the maximum number of shares that may be purchased under our share repurchase program is included in the narrative preceding this table.

Item 6.	Selected Financial Data

We have derived the selected financial data below from our audited financial statements for the fiscal year ended December 31, 2015, 2014, 2013 and 2012 respectively, which has been audited by Ernst & Young LLP, our independent registered public accounting firm.

	At and for the Year Ended December 31, 2015	At and for the Year Ended December 31, 2014	At and for the Year Ended December 31, 2013	At and for the Year Ended December 31, 2012
Statement of Operations data:
Total investment income	$85,639,700	$39,391,455	$8,007,002	$1,235,116
Base management fees	17,234,293	8,976,657	1,906,386	319,530
Incentive fee	4,434,352	(183,617)	182,989	628
All other expenses - Net of expense reimbursement	23,753,879	11,032,000	574,082	424,926
Net investment income	46,500,503	19,566,415	5,343,545	490,032
Unrealized appreciation/depreciation on total investments	(67,923,168)	(12,525,678)	839,817	(19,160)
Net realized gain/loss on total investments	11,309,852	7,011,513	97,424	22,298
Net increase/decrease in net assets resulting from operations	10,112,813	14,052,250	6,280,786	493,170
Per share data:
Net asset value per common share at year end	$8.16	$8.97	$9.18	$8.96
Net investment income	0.66	0.55	0.72	0.21
Net realized gains/(losses) on total investments	0.16	0.20	0.01	0.01
Net unrealized appreciation/(depreciation) on total investments	(0.96)	(0.35)	0.12	(0.01)
Net increase/decrease in net assets resulting from operations	(0.14)	0.40	0.85	0.48
Dividends declared	0.80	0.80	0.80	0.40
Issuance of common stock above net asset value	0.13	0.19	0.17	—
Balance Sheet data at year end:
Total investment portfolio at fair value	$907,362,444	$616,915,093	$137,801,537	$30,580,211
Cash collateral on total return swap	77,029,970	56,877,928	6,706,159	—
Total investments	984,392,414	673,793,021	144,507,696	30,580,211
Cash and cash equivalents	93,658,142	65,749,154	34,939,948	6,651,767
Other assets	19,895,635	16,523,457	6,759,194	1,608,400
Total assets	1,097,946,191	756,065,632	186,206,838	38,840,378
Total liabilities	423,822,092	269,545,719	33,204,565	18,217,396
Total net assets	674,124,099	486,519,913	153,002,273	20,622,982
Other data (unaudited):
Weighted average yield on total investments(1)	11.5%	10.8%	10.0%	11.0%
Number of companies in investment portfolio at year end	89	73	49	34

(1)	The weighted average yield represents amortized total investments yield to maturity including the yield of cash collateral on the total return swap.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with our financial statements and related notes and other financial information appearing elsewhere in this annual report on Form 10-K.

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

Overview

We are an externally managed non-diversified closed-end management investment company that has elected to be treated as a BDC under the 1940 Act. We are externally managed by SIC Advisors LLC, or SIC Advisors, which is a registered investment adviser under the Advisers Act. SIC Advisors is responsible for sourcing potential investments, conducting due diligence on prospective investments, analyzing investment opportunities, structuring investments and monitoring our portfolio on an ongoing basis. In addition, we have qualified and intend to continue to qualify to be treated, for U.S. federal income tax purposes, as a RIC under subchapter M of the Code.

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

We intend to meet our investment objective by primarily lending to, and investing in the debt of privately owned U.S. middle market companies, which we define as companies with annual revenue between $50 million and $1 billion. We intend to focus primarily on making investments in first lien senior secured debt, second lien secured debt, and to a lesser extent, subordinated debt, of middle market companies in a broad range of industries. We expect that the majority of our debt investments will bear interest at floating interest rates, but our portfolio may also include fixed-rate investments. We will originate transactions sourced through SIC Advisors’ existing network, and, to a lesser extent, expect to acquire debt securities through the secondary market. We may make equity investments in companies that we believe will generate appropriate risk adjusted returns, although we do not expect such investments to be a substantial portion of our portfolio.

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

Revenues

We generate revenue in the form of interest on the debt securities that we hold and distributions and capital gains on other interests that we acquire in our portfolio companies. We expect that the senior debt we invest in will generally have stated terms of three to ten years and that the subordinated debt we invest in will generally have stated terms of five to ten years. Our senior and subordinated debt investments bear interest at a fixed or floating rate. Interest on debt securities is generally payable monthly, quarterly or semiannually. In addition, some of our investments provide for deferred interest payments or PIK interest. The principal amount of the debt securities and any accrued but unpaid interest generally will become due at the maturity date. In addition, we may generate revenue in the form of commitment and other fees in connection with transactions. Original issue discounts and market discounts or premiums will be capitalized, and we will accrete or amortize such amounts as interest income. We will record prepayment premiums on loans and debt securities as fee income. Dividend income, if any, will be recognized on an accrual basis to the extent that we expect to collect such amounts.

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

•

all other expenses incurred by us or the Advisor in connection with administering our investment portfolio, including expenses incurred by our Advisor in performing certain of its obligations under the Investment Advisory Agreement; and

•

the reimbursement of the compensation of our chief financial officer and chief compliance officer, whose compensation is paid by Medley, to the extent that each such reimbursement amount is annually approved by our independent director committee and subject to the limitations included in our Administration Agreement.

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

Portfolio and Investment Activity

As of December 31, 2015, our investment portfolio consisted of investments in 89 portfolio companies with a fair value of $907.4 million, and was comprised of 56.1% Senior Secured first lien term loans, 31.4% Senior Secured second lien term loans, 7.5% Senior Secured first lien notes, 3.6% Sierra Senior Loan Strategy JV I LLC and 1.4% warrants and equity.

As of December 31, 2014, our investment portfolio consisted of investments in 73 portfolio companies with a fair value of $616.9 million, and was comprised of 54.3% Senior Secured first lien term loans, 35.9% Senior Secured second lien term loans, 8.7% Senior Secured first lien notes, 0.2% Senior Secured second lien notes, 0.5% preferred equity, and 0.4% warrants.

As of December 31, 2015, our income-bearing investment portfolio, which represented 95.1% of our total portfolio, had a weighted average yield based upon the cost of our portfolio investments of approximately 9.4%, and 12.9% of our income-bearing portfolio bore interest based on fixed rates, and 87.1% of our income-bearing portfolio bore interest on floating rates, such as LIBOR.

As of December 31, 2014, our income-bearing investment portfolio, which represented 99.6% of our total portfolio, had a weighted average yield based upon the cost of our portfolio investments of approximately 9.1%, and 10.0% of our income-bearing portfolio bore interest based on fixed rates, and 90.0% of our income-bearing portfolio bore interest on floating rates, such as LIBOR.

For the year ended December 31, 2015, we invested $493.9 of principal in directly originated transactions across 34 portfolio companies and $31.0 million of principal in syndicated transactions across 5 portfolio companies. As of December 31, 2015, the investment portfolio was comprised of $830.4 million of principal in directly originated transactions across 66 portfolio companies and $124.6 million of principal in syndicated transactions across 23 portfolio companies. The following table summarizes the amortized cost and the fair value of our investment portfolio not including cash and cash equivalents as of December 31, 2015:

	Amortized Cost	Percentage	Value	Percentage
Senior secured first lien term loans	$538,120,165	56.1	$514,638,093	56.7
Senior secured second lien term loans	$300,961,738	31.4	$278,645,462	30.7
Senior secured first lien notes	72,512,631	7.5	66,472,862	7.3
Sierra Senior Loan Strategy JV I LLC	34,272,500	3.6	34,362,191	3.8
Warrants/Equity	13,545,553	1.4	13,243,836	1.5

Total	$959,412,587	100.0%	$907,362,444	100.0%

The following table summarizes the amortized cost and the fair value of investments, not including cash and cash equivalents as of December 31, 2014:

	Amortized Cost	Percentage	Value	Percentage
Senior secured first lien term loans	$335,675,585	54.0%	$335,182,650	54.3%
Senior secured second lien term loans	223,990,513	36.1	221,863,203	35.9
Senior secured first lien notes	55,380,821	8.9	53,699,500	8.7
Senior secured second lien notes	986,238	0.2	1,008,274	0.2
Warrants/Equity	4,935,360	0.8	5,161,466	0.9

Total	$620,968,517	100.0%	$616,915,093	100.0%

The weighted average current yield to maturity, including the yield of cash collateral on total return swap, based on fair value at December 31, 2015 was as follows:

	Percentage of Total Investments	Weighted Average Current Yield for Total Investments
Senior Secured First Lien Term Loans	55.0%	11.1%
Senior Secured First Lien Notes	32.4	13.3
Senior Secured Second Lien Term Loans	7.3	11.9
Sierra Senior Loan Strategy JV I LLC	3.8	5.4
Equity/Warrants	1.5	13.6

Total	100.0%	11.5%

The following table shows the portfolio composition by industry grouping, including the TRS underlying loans, based on fair value at December 31, 2015:

	Investments at Fair Value(1)	Percentage of Total Portfolio(1)	Value of TRS Underlying Loans	Percentage of TRS Underlying Loans	Total Investments at Fair Value including the value of TRS Underlying Loans	Percentage of Total Portfolio Including the value of TRS Underlying Loans
Services: Business	$158,521,476	17.5%	$15,194,373	8.5%	$173,715,849	16.0%
Hotel, Gaming & Leisure	75,913,663	8.4%	29,906,528	16.7%	105,820,191	9.7%
Automotive	88,543,148	9.8%	—	0.0%	88,543,148	8.2%
High Tech Industries	66,253,186	7.3%	16,948,017	9.5%	83,201,203	7.7%
Banking, Finance, Insurance & Real Estate	67,384,528	7.4%	8,315,423	4.7%	75,699,951	7.0%
Construction & Building	57,914,053	6.4%	3,205,125	1.8%	61,119,178	5.6%
Retail	57,645,912	6.3%	3,376,088	1.9%	61,022,000	5.6%
Aerospace & Defense	51,868,704	5.7%	4,597,884	2.6%	56,466,587	5.2%
Healthcare & Pharmaceuticals	46,118,747	5.1%	—	0.0%	46,118,747	4.2%
Media: Advertising, Printing & Publishing	24,572,808	2.7%	20,326,577	11.4%	44,899,385	4.1%
Telecommunications	30,687,067	3.4%	8,080,376	4.5%	38,767,443	3.6%
Multi-Sector Holdings	34,362,191	3.8%	—	0.0%	34,362,191	3.2%
Wholesale	33,495,926	3.7%	—	0.0%	33,495,926	3.1%
Capital Equipment	14,479,785	1.6%	18,022,877	10.1%	32,502,662	3.0%
Metals & Mining	19,383,182	2.1%	8,700,000	4.9%	28,083,182	2.6%
Energy: Oil & Gas	25,360,825	2.8%	2,451,826	1.4%	27,812,651	2.6%
Transportation: Cargo	11,993,622	1.3%	12,102,615	6.8%	24,096,237	2.2%
Media: Broadcasting & Subscription	16,358,521	1.8%	—	0.0%	16,358,521	1.5%
Services: Consumer	6,348,660	0.7%	8,783,745	4.9%	15,132,405	1.4%
Containers, Packaging & Glass	—	0.0%	14,627,000	8.2%	14,627,000	1.3%
Beverage & Food	8,893,800	1.0%	—	0.0%	8,893,800	0.8%
Media: Diversified & Production	7,222,625	0.8%	—	0.0%	7,222,625	0.7%
Consumer goods: Non-durable		0.0%	4,094,175	2.3%	4,094,175	0.4%
Chemicals, Plastics & Rubber	4,040,015	0.4%	—	0.0%	4,040,015	0.4%

Total	$907,362,444	100.0%	$178,732,629	100.0%	$1,086,095,073	100.0%

(1)	Does not include TRS underlying loans

SIC Advisors regularly assesses the risk profile of our portfolio investments and rates each of them based on the categories set forth below, which we refer to as SIC Advisors’ investment credit rating. Credit Ratings are assigned to each of the investments in our portfolio that are directly held by the Company, but exclude any off-balance sheet interests of the Company, such as the loans underlying the TRS.:

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

The following table shows the distribution of our investment portfolio, not including cash and cash equivalents, on the 1 to 5 investment performance rating scale at fair value as of:

	December 31, 2015		December 31, 2014
Investment Performance Rating	Investments at Fair Value	Percentage	Investments at Fair Value	Percentage
1	$20,205,473	2.2%	$—	1.6%
2	839,707,875	92.6	616,677,442	98.2
3	43,643,216	4.8	—	—
4	144,856	0.0	—	—
5	3,661,024	0.4	237,651	0.2

Total	$907,362,444	100.0%	$616,915,093	100.0%

Results of Operations

Operating results for the years ended December 31, 2015, 2014 and 2013 are as follows:

	For the year ended December 31, 2015	For the year ended December 31, 2014	For the year ended December 31, 2013
Total investment income	$85,639,700	$39,391,455	$8,007,002
Total expenses, net	39,139,197	19,825,040	2,663,457
Net investment income/(loss)	46,500,503	19,566,415	5,343,545
Net realized gain/(loss) from investments	11,309,852	7,011,513	97,424
Net unrealized gain/(loss) on investments and total return swap	(67,710,941)	(12,525,678)	839,817
Change in Provision for deferred taxes on unrealized gain on investments	(212,227)	—	—

Net increase/(decrease) in net assets resulting from operations	$(10,112,813)	$14,052,250	$6,280,786

Investment Income

For the year ended December 31, 2015, investment income totaled $85,639,700, of which $74,986,370 was attributable to portfolio interest, $10,651,257 was attributable to other fee income, and $2,073 to interest from cash and cash equivalents.

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

Operating Expenses

Operating expenses for the year ended December 31, 2015, 2014 and 2013, respectively, were as follows:

	For the year ended December 31, 2015	For the year ended December 31, 2014	For the year ended December 31, 2013
Base management fees	$17,234,293	$8,976,657	$1,906,386
Organizational and offering costs reimbursed to an affiliate	443,687	4,640,250	1,761,943
Interest and financing expenses	9,962,405	3,138,389	215,059
General and administrative expenses	4,503,310	3,119,964	987,632
Offering costs	4,208,013	2,355,985	—
Professional fees	2,374,675	1,698,537	956,114
Administrator Expenses	2,261,789	1,300,971	592,585
Provisional incentive fees	4,434,352	(183,617)	182,989

Expenses before expense reimbursement	$45,422,524	$25,047,136	$6,602,708

Expense Support and Reimbursement Agreement

On June 29, 2012, the Company entered into an Expense Support and Reimbursement Agreement with SIC Advisors (the “Expense Support Agreement”). Pursuant to the Expense Support Agreement, SIC Advisors has agreed to reimburse the Company for operating expenses in an amount equal to the difference between distributions paid to the Company’s stockholders in each month, less the sum of the Company’s net investment income, the Company’s net realized capital gains and dividends paid to the Company from its portfolio companies during such period (“Expense Support Reimbursement”). To the extent that no dividends or other distributions are paid to the Company’s stockholders in any given month, then the Expense Support Reimbursement for such month shall be equal to such amount necessary in order for Available Operating Funds for the month to equal zero. The terms of the Expense Support Agreement commenced as of the date that the Company’s registration statement was declared effective by the SEC and continued monthly thereafter until December 31, 2012. Subsequently, the Company’s board of directors approved amendments to the Expense Support Agreement that extended the term from December 31, 2012 to March 31, 2016.

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

As of December 31, 2015, we recorded $7,314,867 in our consolidated statement of assets and liabilities as due from affiliate relating to the Expense Support and Reimbursement Agreement. For the year ended December 31, 2015, we recorded a net expense support reimbursement of $6,283,327 on the consolidated statement of operations. Expense reimbursements to SIC Advisors will be accrued as they become probable and estimable. For the year ended December 31, 2015 gross expenses before expense reimbursement from SIC Advisors pursuant to the Expense Support and Reimbursement Agreement was $45,422,524 and net expenses after taking into account the expense reimbursement from SIC Advisors, was $39,139,197.

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

During the years ended December 31, 2015, 2014 and 2013 we recognized $11,309,852, $7,011,513 and $97,424 respectively, in net realized gains on total investments.

Net Unrealized Appreciation/Depreciation on Investments

Net change in unrealized appreciation on investments reflects the net change in the fair value of our total investments. For the year ended December 31, 2015 and 2014 we had unrealized depreciation of $67,923,168 and $12,525,678 respectively, on total investments. For the year ended December 31, 2013, we had unrealized appreciation of $839,817 on our portfolio investments.

Changes in Net Assets from Operations

For the year ended December 31, 2015, we recorded a net decrease in net assets resulting from operations of $10,112,813 versus a net increase in net assets resulting from operations of $14,052,250 for the year ended December 31, 2014. Based on 70,648,292 and 35,425,825 weighted average common shares outstanding for the years ended December 31, 2015 and 2014, respectively, our per share net decrease in net assets resulting from operations was $0.14 for the year ended December 31, 2015 versus a per share net increase in net assets from operations of $0.40 for the year ended December 31, 2014.

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

As of December 31, 2015 and 2014, we had $93.7 million and $65.7 million respectively, in cash and cash equivalents. In the future, we may generate cash from future offerings of securities, future borrowings and cash flows from operations, including interest earned from the temporary investment of cash in U.S. government securities and other high-quality debt investments that mature in one year or less. Our primary use of funds is investments in our targeted asset classes, cash distributions to our stockholders, and other general corporate purposes.

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

On November 24, 2014 the Company entered into Amendment No. 3 to the Revolving Credit Agreement, or the Amended Revolving Facility, with certain lenders a party thereto and ING Capital LLC, as administrative agent. The Amended Revolving Facility modifies certain provisions of the Company’s existing Revolving Credit Agreement. The Amended Revolving Facility was amended to, among other things, increase the maximum amount of the accordion feature which permits subsequent increases in commitments under the Amended Revolving Facility to $500 million. Borrowings under the Amended Revolving Facility are subject to, among other things, a minimum borrowing/collateral base and substantially all of the Company’s assets are pledged as collateral under the Amended Revolving Facility. As of December 31, 2015, our borrowings under the ING Facility totaled $145,000,000 and were recorded as part of revolving credit facility payable on our consolidated statements of assets and liabilities.

On July 23, 2014, our wholly-owned, special purpose financing subsidiary, Alpine Funding LLC (“Alpine”), entered into a revolving credit facility (the “Alpine Credit Facility”) pursuant to a Loan Agreement with JPMorgan Chase Bank, National Association (“JPMorgan”), as administrative agent and lender, the Financing Providers from time to time party thereto, SIC Advisors LLC, as the portfolio manager, and the Collateral Administrator, Collateral Agent and Securities Intermediary party thereto (the “Loan Agreement”). Alpine’s obligations to JPMorgan under the Alpine Credit Facility are secured by a first priority security interest in substantially all of the assets of Alpine, including its portfolio of loans. The obligations of Alpine under the Alpine Credit Facility are non-recourse to the Company.

Borrowings under the Alpine Credit Facility are subject to compliance with a net asset value coverage ratio with respect to the current value of Alpine’s portfolio and various eligibility criteria must be satisfied with respect to the initial acquisition of each loan in Alpine’s portfolio. Any amounts borrowed under the Alpine Credit Facility will mature, and all accrued and unpaid interest thereunder will be due and payable, on July 23, 2019. As of December 31, 2015, Alpine’s borrowings under the Alpine Credit Facility totaled $240,000,000 and were recorded as part of revolving credit facility payable on our consolidated statements of assets and liabilities.

Contractual Obligations

We have entered into certain contracts under which we have material future commitments. On April 5, 2012, we entered into the Investment Advisory Agreement with SIC Advisors in accordance with the 1940 Act. The Investment Advisory Agreement became effective as of April 17, 2012, the date that we met the minimum offering requirement. Pursuant to the 1940 Act, the initial term of the Investment Advisory Agreement was for two years from its effective date, with one-year renewals subject to approval by our board of directors, a majority of whom must be independent directors. On March 2, 2016, the board of directors approved the renewal of the Investment Advisory Agreement for an additional one-year term at an in-person meeting. SIC Advisors serves as our investment advisor in accordance with the terms of the Investment Advisory Agreement. Payments under our Investment Advisory Agreement in each reporting period consist of (i) a management fee equal to a percentage of the value of our gross assets and (ii) an incentive fee based on our performance.

On April 5, 2012, we entered into the Administration Agreement with Medley Capital LLC with an initial term of two years, pursuant to which Medley Capital LLC furnishes us with administrative services necessary to conduct our day-to-day operations. On March 2, 2016, the board of directors approved the renewal of the Administration Agreement for an additional one-year term at an in-person meeting. Medley Capital LLC is reimbursed for administrative expenses it incurs on our behalf in performing its obligations. Such costs are reasonably allocated to us on the basis of assets, revenues, time records or other reasonable methods. We do not reimburse Medley Capital LLC for any services for which it receives a separate fee or for rent, depreciation, utilities, capital equipment or other administrative items allocated to a controlling person of Medley Capital LLC.

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

Off-Balance Sheet Arrangements

On August 27, 2013, Arbor Funding LLC (“Arbor”), a wholly-owned financing subsidiary of the Company, entered into a total return swap (“TRS”) with Citibank, N.A. (“Citibank”).

On June 8, 2015, the Company, through Arbor Funding LLC, or Arbor, its wholly-owned financing subsidiary, entered into the Third Amended and Restated Confirmation Letter Agreement, or the Third Amended Confirmation Agreement with Citibank initially entered into on August 27, 2013, and amended and restated on March 21, 2014 and July 23, 2014, relating to a total return swap, or TRS, for senior secured floating rate loans.

The TRS with Citi enables the Company, through Arbor, to obtain the economic benefit of the loans subject to the TRS, despite the fact that such loans will not be directly held or otherwise owned by the Company or Arbor, in return for an interest-type payment to Citi. The Third Amended Confirmation Agreement reduces the maximum market value (determined at the time each such loan becomes subject to the TRS) of the portfolio of loans that Arbor may select from $350,000,000 to $300,000,000. Other than the foregoing, the Third Amended Confirmation Agreement did not change any of the other terms of the TRS.

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

Our derivative asset from Citibank, net of amounts available for offset under a master netting agreement as of December 31, 2015 was $1,493,253, which is recorded on the consolidated statements of assets and liabilities as receivable due on total return swap.

Transactions in total return swap contracts during the year ended December 31, 2015 were $11.6 million in realized gains and $19.7 million in unrealized losses, which is recorded on the consolidated statements of operations.

For the year ended December 31, 2015, the average notional par amount of total return swap contracts was $222.6 million.

On March 27, 2015, Sierra Income Corporation and Great American Life Insurance Company (“GALIC”) entered into a limited liability company operating agreement to co-manage Sierra Senior Loan Strategy JV I LLC (“Sierra JV”). Sierra Income Corporation and GALIC have committed to provide $100 million of equity to Sierra JV, with the Sierra Income Corporation providing $87.5 million and GALIC providing $12.5 million. Sierra JV commenced operations on July 15, 2015. On August 4, 2015, Sierra JV entered into a senior secured revolving credit facility (the “JV Facility”) led by Credit Suisse, AG with initial commitments of $100 million. As of December 31, 2015, there was $52.7 million outstanding under the JV Facility and the Sierra JV had total assets at fair value of $102.3 million. As of December 31, 2015, Sierra JV’s portfolio was comprised of senior secured first lien loans to 17 different borrowers with no loans on non-accrual status.

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

Distributions

We have elected and intend to continue to qualify to be treated, for U.S. federal income tax purposes, as a RIC under subchapter M of the Code. To obtain and maintain RIC tax treatment, we must, among others things, distribute at least 90% of our net ordinary income and net short-term capital gains in excess of net long-term capital losses, if any, to our stockholders. In order to avoid certain U.S. federal excise taxes imposed on RICs, we must distribute during each calendar year an amount at least equal to the sum of: (i) 98% of our ordinary income for the calendar year, (ii) 98.2% of our capital gains in excess of capital losses for the one-year period generally ending on October 31 of the calendar year (unless an election is made by us to use our taxable year) and (iii) any ordinary income and net capital gains for preceding years that were not distributed during such years and on which we paid no U.S. federal income tax.

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

Subject to our board of directors’ discretion and applicable legal restrictions, we expect to authorize and pay monthly distributions to our stockholders. Any distributions to our stockholders will be declared out of assets legally available for distribution. We expect to continue making monthly distributions unless our results of operations, our general financial condition, general economic conditions, or other factors prohibit us from doing so. From time to time, but not less than quarterly, we will review our accounts to determine whether distributions to our stockholders are appropriate. We have not established limits on the amount of funds we may use from available sources to make distributions. We expect that for a significant time after the commencement of our offering, a portion of our distributions may result from expense support payments made by SIC Advisors that may be subject to repayment by us within three years. The purpose of this arrangement is to avoid such distributions being characterized as returns of capital for GAAP purposes. We may still have distributions which could be characterized as a return of capital for tax purposes. Such distributions are not based on our investment performance and can only be sustained if we achieve positive investment performance in future periods and/or SIC Advisors continues to make Expense Support Payments under the Expense Support Agreement. Any future reimbursements to SIC Advisors will reduce the distributions that may otherwise be available for distribution to stockholders. There can be no assurance that we will achieve the performance necessary to sustain our distributions or that we will be able to pay distributions at all. SIC Advisors has no obligation to make Expense Support Payments pursuant to the Expense Support Agreement after March 31, 2016, unless the Expense Support Agreement is extended. For the year ended December 31, 2015 and 2014 if net Expense Support Payments of $6,283,327 and 5,222,096 were not made by SIC Advisors, approximately 11% and 18% of the distributions would have been a return of capital for GAAP purposes, respectively.

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

The following table reflects the cash distributions per share that we have declared or paid to our stockholders for the years ended December 31, 2015, 2014 and 2013. Stockholders of record as of each respective record date were entitled to receive the distribution.

Record Date	Payment Date	Amount per share
January 15 and 31, 2013	January 31, 2013	0.03333
February 15 and 28, 2013	February 28, 2013	0.03333
March 15 and 29, 2013	March 29, 2013	0.03333
April 15 and 30, 2013	April 30, 2013	0.03333
May 15 and 31, 2013	May 31, 2013	0.03333
June 14 and 28, 2013	June 28, 2013	0.03333
July 15 and 31, 2013	July 31, 2013	0.03333
August 15 and 30, 2013	August 30, 2013	0.03333
September 13 and 30, 2013	September 30, 2013	0.03333
October 15 and 31, 2013	October 31, 2013	0.03333
November 15 and 29, 2013	November 29, 2013	0.03333
December 13 and 31, 2013	December 31, 2013	0.03333
January 15 and 31, 2014	January 31, 2014	0.03333
February 14 and 28, 2014	February 28, 2014	0.03333
March 14 and 31, 2014	March 31, 2014	0.03333
April 15 and 30, 2014	April 30, 2014	0.03333
May 15 and 30, 2014	May 30, 2014	0.03333
June 13 and 30, 2014	September 30, 2014	0.03333
July 15 and July 31, 2014	July 31, 2014	0.03333
August 15 and August 29, 2014	August 29, 2014	0.03333
September 15 and September 30, 2014	September 30, 2014	0.03333
October 15 and October 31, 2014	October 31, 2014	0.03333
November 14 and 28, 2014	November 28, 2014	0.03333
December 15 and 31, 2014	December 31, 2014	0.03333
January 15 and 30, 2015	January 30, 2015	0.03333
February 13 and 27, 2015	February 27, 2015	0.03333
March 13 and 31, 2015	March 31, 2015	0.03333
April 15 and 30, 2015	April 30, 2015	0.03333
May 15 and 29, 2015	May 29, 2015	0.03333
June 15 and 30, 2015	June 30, 2015	0.03333
July 15 and 31, 2015	July 31, 2015	0.03333
August 14 and 31, 2015	August 31, 2015	0.03333
September 15 and 30, 2015	September 30, 2015	0.03333
October 15 and 30, 2015	October 30, 2015	0.03333
November 13 and 30, 2015	November 30, 2015	0.03333
December 15 and 31, 2015	December 31, 2015	0.03333
January 15 and 29, 2016	January 29, 2016	0.03333
February 12 and 29, 2016	February 29, 2016	0.03333
March 15 and 31, 2016	March 31, 2016	0.03333

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

We have entered into a dealer manager agreement with SC Distributors, LLC who receives a dealer manager fee of up to 2.75% of gross proceeds raised in the offering. An affiliated entity of SC Distributors, LLC owns an equity interest in SIC Advisors, which provides the right to receive a fixed percentage of the management fees received by SIC Advisors.

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

Under the terms of the investment advisory agreement, SIC Advisors bears all organization and offering expenses on our behalf. Since June 2, 2014, the date that we raised $300 million in gross proceeds in connection with the sale of shares of our common stock, SIC Advisors has no longer been obligated to bear, pay or otherwise be responsible for any ongoing organization and offering expenses on our behalf, and we have been responsible for paying or otherwise incurring all such organization and offering expenses. Pursuant to the terms of the Investment Advisory Agreement, we have agreed to reimburse SIC Advisors for any such organizational and offering expenses incurred by SIC Advisors not to exceed 1.25% of the gross subscriptions raised by us over the course of the offering period, which was initially scheduled to terminate two years from the initial offering date, unless extended. At a meeting held on March 4, 2015, our board of directors approved an extension of our offering for an additional year, which will expire on April 17, 2016. Most recently, at a meeting held on March 2, 2016, our board of directors approved another extension of our offering for an additional year, which will extend the offering through April 17, 2017, unless further extended. Notwithstanding the foregoing, in the event that organizational and offering expenses, together with sales commissions, the dealer manager fee and any discounts paid to members of the Financial Industry Regulatory Authority, exceed 15% of the gross proceeds from the sale of shares of our common stock pursuant to our registration statement or otherwise at the time of the completion of our offering, then SIC Advisors shall be required to pay or, if already paid by us, reimburse us for amounts exceeding such 15% limit.

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

The valuation procedures described are generally applied to to the loans underlying the TRS, except that such assets are not reviewed by independent third party valuation firms. We will value the TRS in accordance with the TRS Agreement. Pursuant to the TRS Agreement, the value of the TRS will be based on the increase or decrease in the value of the assets underlying the TRS, together with accrued interest income, interest expense and certain other expenses incurred under the TRS. The assets underlying the TRS will be valued by Citibank. Citibank will base its valuation on the indicative bid prices provided by an independent third-party pricing service. Bid prices reflect the highest price that market participants may be willing to pay. These valuations will be sent to us for review and testing. Our board of directors will review and approve the value of the TRS, as well as the value of the assets underlying the TRS, on a quarterly basis as part of their quarterly determination of net asset value. To the extent our board of directors has any questions or concerns regarding the valuation of the assets underlying the TRS, such valuation will be discussed or challenged pursuant to the terms of the TRS. For additional disclosures on the TRS, see “— Off-Balance Sheet Arrangements.”

Revenue Recognition

We record interest income on an accrual basis to the extent that we expect to collect such amounts. For loans and debt securities with contractual PIK interest, which represents contractual interest accrued and added to the principal balance, we generally will not accrue PIK interest for accounting purposes if the portfolio company valuation indicates that such PIK interest is not collectible. We do not accrue as a receivable interest on loans and debt securities or accounting purposes if we have reason to doubt our ability to collect such interest. Original issue discounts, market discounts or premiums are accreted or amortized using the effective interest method as interest income. We record prepayment premiums on loans and debt securities as fee income. Dividend income, if any, is recognized on an accrual basis to the extent that we expect to collect such amount.

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

U.S. Federal Income Taxes

We have elected to be treated for U.S. federal income tax purposes, and intend to qualify annually, as a RIC under Subchapter M of the Code. As a RIC, we generally will not have to pay corporate-level U.S. federal income taxes on any ordinary income or capital gains that we distribute to our stockholders from our tax earnings and profits. To obtain and maintain our RIC tax treatment, we must, among other things, meet specified source-of-income and asset diversification requirements and distribute annually at least 90% of our ordinary income and realized net short-term capital gains in excess of realized net long-term capital losses, if any.

Item 7A:	Quantitative and Qualitative Disclosures About Market Risk

We are subject to financial market risks, including changes in interest rates. Under the terms of the TRS between Arbor and Citibank, Arbor will pay fees to Citibank at a floating rate based on LIBOR in exchange for the right to receive the economic benefit of a portfolio of assets having a maximum notional amount of $300,000,000. Our interest expense will also be affected by changes in the published LIBOR rate in connection with our Facilities. We expect any future credit facilities, total return swap agreements or other financing arrangements that we or any of our subsidiaries may enter into will also be based on a floating interest rate. As a result, we are subject to risks relating to changes in market interest rates. In periods of rising interest rates, when we or our subsidiaries have debt outstanding or swap agreements in effect, our cost of funds would increase, which could reduce our net investment income, especially to the extent we hold fixed rate investments.

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

Based on our consolidated Statement of Assets and Liabilities as of December 31, 2015, the following table shows the approximate increase (decrease) in components of net assets resulting from operations of hypothetical base rate changes in interest rates, assuming no changes in our investment and capital structure:

Basis point increase	Interest Income	Interest Expense	Net Increase (Decrease)
100	$4,592,611	$3,850,000	$742,611
200	12,318,714	7,700,000	4,618,714
300	20,266,960	11,550,000	8,716,960
400	28,215,206	15,400,000	12,815,206
500	36,163,452	19,250,000	16,913,452

Item 8.	Consolidated Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of Sierra Income Corporation

We have audited the accompanying consolidated statements of assets and liabilities of Sierra Income Corporation (the Company), including the consolidated schedules of investments, as of December 31, 2015 and 2014, and the related consolidated statements of operations, changes in net assets, and cash flows, for each of the three years in the period ended December 31, 2015. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. Our procedures included confirmation of investments owned as of December 31, 2015 by correspondence with the custodian, directly with counterparties and management of the portfolio companies and debt agents or by other appropriate auditing procedures where replies were not received, as applicable. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Sierra Income Corporation at December 31, 2015 and 2014, and the consolidated results of its operations, changes in net assets, and cash flows, for each of the three years in the period ended December 31, 2015 in conformity with U.S. generally accepted accounting principles.

/s/ Ernst and Young LLP

New York, New York

March 8, 2016

Sierra Income Corporation

Consolidated Statements of Assets and Liabilities

	As of
	December 31, 2015	December 31, 2014
ASSETS
Investments at fair value
Non-controlled/non-affiliated investments (amortized cost of $911,640,087 and $620,968,517, respectively)	$859,500,211	$616,915,093
Controlled/affiliated investments (amortized cost of $47,772,500 and $0, respectively)	47,862,233	—

Total investments at fair value	907,362,444	616,915,093
Cash and cash equivalents	93,658,142	65,749,154
Cash collateral on total return swap (Note 5)	77,029,970	56,877,928
Interest receivable from non-controlled/non-affiliated investments	7,354,828	5,213,605
Due from affiliate (Note 7)	7,314,867	6,995,930
Deferred financing costs	3,239,404	2,675,682
Receivable due on total return swap (Note 5)	1,493,253	1,095,582
Unsettled trades receivable	270,936	424,641
Prepaid expenses and other assets	121,098	118,017
Interest receivable from controlled/affiliated investments	101,250	—

Total assets	$1,097,946,192	$756,065,632

LIABILITIES
Revolving credit facilities payable	$385,000,000	$236,500,000
Unrealized depreciation on total return swap (Note 5)	27,365,819	7,651,597
Management fee payable	4,686,096	3,271,387
Accounts payable and accrued expenses	2,181,149	2,427,843
Incentive fees	1,795,268	—
Interest payable	1,281,471	648,497
Administrator fees payable	517,930	450,058
Due to affiliate (Note 7)	695,533	1,574,737
Unsettled trades payable	—	16,935,000
Deferred tax liability	298,827	86,600

Total liabilities	$423,822,093	$269,545,719

Commitments (Note 11)
NET ASSETS
Common shares, par value $0.001 per share, 250,000,000 common shares authorized, 82,623,649 and 54,260,324 common shares issued and outstanding, respectively	$82,624	$54,260
Capital in excess of par value	732,493,115	494,060,576
Accumulated distribution in excess of net realized gain/(loss) from investments and total return swap	(1,797)	(5,408,243)
Accumulated undistributed net investment income	21,178,346	9,518,341
Net unrealized appreciation/(depreciation) on investments and total return swap, net of provision for taxes of $(173,665) and $0, respectively	(79,628,189)	(11,705,021)

Total net assets	674,124,099	486,519,913

Total liabilities and net assets	$1,097,946,192	$756,065,632

NET ASSET VALUE PER SHARE	$8.16	$8.97

See accompanying notes to the consolidated financial statements.

Sierra Income Corporation

Consolidated Statements of Operations

	For the year ended December 31,
	2015	2014	2013
INVESTMENT INCOME
Interest from investments
Non-controlled/non-affiliated investments:
Cash	$71,911,830	$31,064,590	$7,386,120
Payment-in-kind	2,973,290	382,780	580
Controlled/affiliated investments:
Cash	101,250	—	—

Total interest income	74,986,370	31,447,370	7,386,700
Fee income	10,651,257	7,943,860	619,861
Interest from cash	2,073	225	441

Total investment income	85,639,700	39,391,455	8,007,002

EXPENSES
Base management fee	17,234,293	8,976,657	1,906,386
Interest and financing expenses	9,962,405	3,138,389	215,059
General and administrative expenses	4,503,310	3,119,964	987,632
Incentive fee	4,434,352	(183,617)	182,989
Offering costs	4,208,013	2,355,985	—
Professional fees	2,374,675	1,698,537	956,114
Administrator expenses	2,261,789	1,300,971	592,585
Organizational and offering costs reimbursed to SIC Advisors (Note 7)	443,687	4,640,250	1,761,943

Total gross expenses	45,422,524	25,047,136	6,602,708
Net expense support reimbursement (Note 7)	(6,283,327)	(5,222,096)	(3,939,251)

Net expenses	39,139,197	19,825,040	2,663,457

NET INVESTMENT INCOME	46,500,503	19,566,415	5,343,545

Net realized gain/(loss) from non-controlled/non-affiliated investments	(264,308)	623,653	(57,893)
Net realized gain on total return swap (Note 5)	11,574,160	6,387,860	155,317
Net change in unrealized appreciation/(depreciation) on non-controlled/non-affiliated investments	(48,086,452)	(4,522,685)	488,421
Net change in unrealized appreciation/(depreciation) on controlled/affiliated investments	89,733	—	—
Net change in unrealized appreciation/(depreciation) on total return swap (Note 5)	(19,714,222)	(8,002,993)	351,396
Change in provision for deferred taxes on unrealized gain on investments	(212,227)	—	—

Net gain/(loss) on investments and total return swap	(56,613,316)	(5,514,165)	937,241

NET INCREASE/(DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS	$(10,112,813)	$14,052,250	$6,280,786

WEIGHTED AVERAGE - BASIC AND DILUTED EARNINGS PER COMMON SHARE	$(0.14)	$0.40	$0.85
WEIGHTED AVERAGE - BASIC AND DILUTED NET INVESTMENT INCOME PER COMMON SHARE	$0.66	$0.55	$0.72
WEIGHTED AVERAGE COMMON STOCK OUTSTANDING - BASIC AND DILUTED (Note 10)	70,648,292	35,425,825	7,426,660

See accompanying notes to the consolidated financial statements.

Sierra Income Corporation

Consolidated Statements of Changes in Net Assets

	For the year ended December 31,
	2015	2014	2013
INCREASE/(DECREASE) FROM OPERATIONS
Net investment income	$46,500,503	$19,566,415	$5,343,545
Net realized gain/(loss) on investments	(264,308)	623,653	(57,893)
Net realized gain on total return swap (Note 5)	11,574,160	6,387,860	155,317
Net change in unrealized appreciation/(depreciation) on investments	(47,996,719)	(4,522,685)	488,421
Net change in unrealized appreciation/(depreciation) on total return swap (Note 5)	(19,714,222)	(8,002,993)	351,396
Change in provision for deferred taxes on unrealized gain on investments	(212,227)	—	—

Net increase/(decrease) in net assets resulting from operations	(10,112,813)	14,052,250	6,280,786

SHAREHOLDER DISTRIBUTIONS
Distributions from return of capital (Note 2)	(16,060,726)	(6,719,353)	—
Distributions from net realized gains	(441,052)	(6,502,690)	—
Distributions from net investment income (Note 2)	(40,302,852)	(15,570,452)	(6,032,061)

Net decrease in net assets from shareholder distributions	(56,804,630)	(28,792,495)	(6,032,061)

COMMON SHARE TRANSACTIONS
Issuance of common shares, net of underwriting costs	234,419,750	339,513,689	130,100,012
Issuance of common shares pursuant to distribution reinvestment plan	27,227,730	13,160,550	2,117,061
Repurchase of common shares	(7,125,851)	(4,416,354)	(86,507)

Net increase in net assets resulting from common share transactions	254,521,629	348,257,885	132,130,566

Total increase in net assets	187,604,186	333,517,640	132,379,291
Net assets at beginning of year	486,519,913	153,002,273	20,622,982

Net assets at end of year (including distribution in excess of net investment income and accumulated undistributed net investment income/(loss) of $21,178,346, $9,518,341 and $(249,177), respectively)	$674,124,099	$486,519,913	$153,002,273

Net asset value per common share	$8.16	$8.97	$9.18
Common shares outstanding, beginning of year	54,260,324	16,663,500	2,300,573
Issuance of common shares	26,083,095	36,646,905	14,141,784
Issuance of common shares pursuant to distribution reinvestment plan	3,088,090	1,428,312	230,611
Repurchase of common shares	(807,860)	(478,393)	(9,468)

Common shares outstanding, end of year	82,623,649	54,260,324	16,663,500

DIVIDENDS DECLARED PER COMMON SHARE	$0.80	$0.80	$0.80

See accompanying notes to the consolidated financial statements.

Sierra Income Corporation

Consolidated Statements of Cash Flows

	For the year ended December 31,
	2015	2014	2013
Cash flows from operating activities
NET INCREASE/(DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS	$(10,112,813)	$14,052,250	$6,280,786
ADJUSTMENT TO RECONCILE NET INCREASE/(DECREASE) IN NET ASSETS FROM OPERATIONS TO NET CASH USED IN OPERATING ACTIVITIES
Payment-in-kind interest income	(2,973,290)	(382,780)	(580)
Net amortization of premium on investments	(658,312)	(259,197)	35,451
Amortization of deferred financing costs	1,228,474	(1,525,543)	(1,150,139)
Net realized (gain)/loss on investments	264,308	(623,653)	57,893
Net change in unrealized (appreciation)/depreciation on investments	47,996,719	4,522,685	(488,421)
Net change in unrealized (appreciation)/depreciation on total return swap (Note 5)	19,714,222	8,002,993	(351,396)
Purchases and Originations	(524,893,684)	(608,324,075)	(145,799,374)
Proceeds from sale of investments and principal repayments	189,816,908	125,953,464	38,973,705
(Increase)/decrease in operating assets:
Cash collateral on total return swap (Note 5)	(20,152,042)	(50,171,769)	(6,706,159)
Unsettled trades receivable	153,705	71,609	(496,250)
Due from affiliate	(318,937)	(4,402,941)	(1,778,175)
Interest receivable	(2,242,473)	(3,224,477)	(1,204,491)
Receivable due on total return swap (Note 5)	(397,671)	(940,265)	(155,317)
Prepaid expenses and other assets	280,599	(94,042)	(15,026)
Increase/(decrease) in operating liabilities:
Unsettled trades payable	(16,935,000)	1,442,500	15,492,500
Management fee payable	1,414,709	2,456,732	643,338
Accounts payable and accrued expenses	(246,694)	1,931,950	(8,549)
Incentive fee payable	1,795,268	(182,989)	182,361
Administrator fees payable	67,872	297,896	23,703
Interest payable	632,974	615,442	22,226
Deferred tax liability	212,277	86,600	—
Due to affiliate	(879,204)	1,541,426	(22,616)

NET CASH USED IN OPERATING ACTIVITIES	(316,232,135)	(509,156,184)	(96,464,530)

Cash flows from financing activities
Borrowings under revolving credit facility	408,500,000	321,500,000	16,000,000
Repayments of revolving credit facility	(260,000,000)	(101,000,000)	—
Borrowings under prime broker margin account	—	—	(17,345,794)
Proceeds from issuance of common stock, net of underwriting costs	234,419,750	339,513,689	130,100,012
Payment of cash dividends	(29,576,900)	(15,631,945)	(3,915,000)
Financing costs paid	(2,075,876)	—	—
Repurchase of common shares	(7,125,851)	(4,416,354)	(86,507)

NET CASH PROVIDED BY FINANCING ACTIVITIES	344,141,123	539,965,390	124,752,711

TOTAL INCREASE IN CASH	27,908,988	30,809,206	28,288,181
CASH AT BEGINNING OF YEAR	65,749,154	34,939,948	6,651,767

CASH AT END OF YEAR	$93,658,142	$65,749,154	$34,939,948

Supplemental Information
Cash paid during the year for interest	$9,329,431	$2,522,947	$157,279

Supplemental non-cash information
Payment-in-kind interest income	$2,973,290	$382,780	$580
Amortization of deferred financing costs	$1,228,474	$1,525,543	$1,150,139
Net amortization of premium on investments	$658,312	$259,197	$(35,451)
Issuance of common shares in connection with distribution reinvestment plan	$27,227,730	$13,160,550	$2,117,061

See accompanying notes to the consolidated financial statements.

Sierra Income Corporation

Consolidated Schedule of Investments

As of December 31, 2015

Company(1)	Industry	Type of Investment	Maturity	Par Amount	Cost	Fair Value	% of Net Assets(2)
Non-controlled/non-affiliated investments – 127.5%
AAR Intermediate Holdings, LLC	Energy: Oil & Gas	Senior Secured First Lien Term Loans LIBOR + 14.000%, 1.000% Floor(3)(4)(5)	3/30/2019	$11,622,797	$11,082,071	$6,241,367	0.9%
		Warrants to purchase 0.625% of outstanding company equity(4)(6)	3/30/2019	—	790,778	—	0.0%

				11,622,797	11,872,849	6,241,367
Access Media Holding LLC	Media: Broadcasting & Subscription	Common Stock(4)(6)		—	—	—	0.0%
		Preferred Equity 12.000%(4)		1,432,412	1,432,413	500,893	0.1%
		Senior Secured First Lien Term Loans 5.000%, 5.000% PIK(4)	7/22/2020	6,678,501	6,678,501	6,678,501	1.0%

				8,110,927	8,110,914	7,179,394
Advanced Diagnostic Holdings LLC	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loans LIBOR + 8.750%, 0.875% Floor(3)(4)	12/11/2020	15,554,250	15,554,250	15,554,250	2.3%

				15,554,250	15,554,250	15,554,250
AESC Holding Corp., Inc.	Retail	Senior Secured Second Lien Term Loans LIBOR + 9.000%, 1.000% Floor(3)(4)	5/27/2019	7,000,000	7,000,000	7,000,000	1.0%

				7,000,000	7,000,000	7,000,000
Alpha Media LLC	Media: Broadcasting & Subscription	Senior Secured First Lien Term Loans LIBOR + 6.500%, 1.000% Floor(8)(9)	4/30/2021	9,179,127	9,179,127	9,179,127	1.4%

				9,179,127	9,179,127	9,179,127
American Beacon Advisors, Inc.(10)	Banking, Finance, Insurance & Real Estate	Senior Secured Second Lien Term Loans LIBOR + 8.750%, 1.000% Floor(9)	4/30/2023	6,000,000	5,886,884	5,937,982	0.9%

				6,000,000	5,886,884	5,937,982
Anaren, Inc.	Aerospace & Defense	Senior Secured Second Lien Term Loans LIBOR + 8.250%, 1.000% Floor(9)	8/18/2021	10,000,000	9,918,443	9,642,999	1.4%

				10,000,000	9,918,443	9,642,999
Aperture Group, LLC	Banking, Finance, Insurance & Real Estate	Senior Secured First Lien Term Loans LIBOR + 6.250%, 1.000% Floor(3)	8/29/2019	2,431,439	2,422,081	2,431,439	0.4%

				2,431,439	2,422,081	2,431,439
Associated Asphalt Partners, LLC	Chemicals, Plastics & Rubber	Senior Secured First Lien Notes 8.500%(7)(11)	2/15/2018	1,778,000	1,785,989	1,786,890	0.3%

				1,778,000	1,785,989	1,786,890
Asurion Corp.(10)	Banking, Finance, Insurance & Real Estate	Senior Secured Second Lien Term Loans LIBOR + 7.500%, 1.000% Floor(9)	3/3/2021	7,000,000	6,942,069	6,100,440	0.9%

				7,000,000	6,942,069	6,100,440

See accompanying notes to consolidated financial statements.

Company(1)	Industry	Type of Investment	Maturity	Par Amount	Cost	Fair Value	% of Net Assets(2)
Atrium Innovations, Inc.(12)	Healthcare & Pharmaceuticals	Senior Secured Second Lien Term Loans LIBOR + 6.750%, 1.000% Floor(9)	8/13/2021	$5,000,000	$4,979,955	$4,256,250	0.6%

				5,000,000	4,979,955	4,256,250
Aviation Technical Services, Inc.	Aerospace & Defense	Senior Secured Second Lien Term Loans LIBOR + 8.500%, 1.000% Floor(3)(4)	3/31/2022	22,500,000	22,500,000	22,500,000	3.3%

				22,500,000	22,500,000	22,500,000
Backcountry.com, LLC	Retail	Senior Secured First Lien Term Loans LIBOR + 7.250%, 1.000% Floor(3)(4)	6/30/2020	35,029,079	35,029,079	34,971,465	5.2%

				35,029,079	35,029,079	34,971,465
Bennu Oil & Gas, LLC	Energy: Oil & Gas	Senior Secured Second Lien Term Loans LIBOR + 8.500%, 1.250% Floor, 2.500% PIK(9)	11/1/2018	5,574,581	5,571,210	1,700,247	0.3%

				5,574,581	5,571,210	1,700,247
Birch Communications, Inc.	Telecommunications	Senior Secured First Lien Term Loans LIBOR + 6.750%, 1.000% Floor(4)(9)	7/18/2020	14,531,250	14,306,446	14,089,203	2.1%

				14,531,250	14,306,446	14,089,203
Black Angus Steakhouses LLC	Hotel, Gaming & Leisure	Senior Secured First Lien Term Loans LIBOR + 9.000%, 1.000% Floor(3)(4)(8)	4/24/2020	21,043,527	21,043,527	20,959,730	3.1%

				21,043,527	21,043,527	20,959,730
Brundage-Bone Concrete Pumping, Inc.	Construction & Building	Senior Secured First Lien Notes 10.375%(7)	9/1/2021	7,500,000	7,625,073	7,428,542	1.1%

				7,500,000	7,625,073	7,428,542
Capstone Nutrition	Healthcare & Pharmaceuticals	Common Stock(4)(6)		—	300,000	—	0.0%
		Common Stock, Class B(4)(6)		—	9	9	0.0%
		Common Stock, Class C(4)(6)		—	—	—	0.0%
		Senior Secured First Lien Term Loans LIBOR + 11.500%, 1.000% Floor, 1.000% PIK(4)(9)	4/28/2019	18,702,625	18,702,625	13,839,943	2.1%

				18,702,625	19,002,634	13,839,952
Charming Charlie, Inc.	Retail	Senior Secured First Lien Term Loans LIBOR + 8.000%, 1.000% Floor(9)	12/24/2019	8,855,113	8,870,568	8,323,648	1.2%

				8,855,113	8,870,568	8,323,648
Collective Brands Finance, Inc.(10)	Retail	Senior Secured Second Lien Term Loans LIBOR + 7.500%, 1.000% Floor(9)	3/11/2022	6,000,000	6,016,708	2,517,288	0.4%

				6,000,000	6,016,708	2,517,288
ContMid Intermediate, Inc.	Automotive	Senior Secured Second Lien Term Loans LIBOR + 9.000%, 1.000% Floor(3)(4)	10/25/2019	27,908,193	27,908,193	27,648,200	4.1%

				27,908,193	27,908,193	27,648,200

See accompanying notes to consolidated financial statements.

Company(1)	Industry	Type of Investment	Maturity	Par Amount	Cost	Fair Value	% of Net Assets(2)
ConvergeOne Holdings Corp.	Telecommunications	Senior Secured Second Lien Term Loans LIBOR + 8.000%, 1.000% Floor(3)(4)	6/17/2021	$12,500,000	$12,395,454	$12,109,427	1.8%

				12,500,000	12,395,454	12,109,427
Cornerstone Chemical Company	Chemicals, Plastics & Rubber	Senior Secured First Lien Notes 9.375%(7)(11)	3/15/2018	2,500,000	2,562,636	2,253,125	0.3%

				2,500,000	2,562,636	2,253,125
CP OpCo, LLC	Services: Consumer	Senior Secured First Lien Term Loans LIBOR + 6.750%, 1.000% Floor(4)(9)	9/30/2020	3,000,000	3,000,000	3,000,000	0.4%

				3,000,000	3,000,000	3,000,000
CRGT, Inc.	High Tech Industries	Senior Secured First Lien Term Loans LIBOR + 6.500%, 1.000% Floor(4)(9)	12/19/2020	4,813,291	4,813,291	4,791,015	0.7%

				4,813,291	4,813,291	4,791,015
DHISCO Electronic Distribution, Inc.	Hotel, Gaming & Leisure	Senior Secured First Lien Term Loans LIBOR + 9.000% PIK, 1.500% Floor(3)(4)	2/10/2018	4,030,023	4,030,023	4,022,550	0.6%
		Senior Secured First Lien Term Loans LIBOR + 9.000%, 1.500% Floor(3)(4) 8)	11/10/2019	19,523,810	19,523,810	19,569,138	2.9%
		Warrants to purchase 4.2% of the outstanding equity(4) 6)	2/10/2018	—	769,231	1,640,082	0.2%

				23,553,833	24,323,064	25,231,770
Drew Marine Partners, LP	Transportation: Cargo	Senior Secured Second Lien Term Loans LIBOR + 7.000%, 1.000% Floor(9)	5/19/2021	10,000,000	10,066,712	9,539,857	1.4%

				10,000,000	10,066,712	9,539,857
Dynamic Energy Services International LLC	Energy: Oil & Gas	Senior Secured First Lien Term Loans LIBOR + 8.500%, 1.000% Floor(4)(13)	3/6/2018	9,125,000	9,125,000	8,841,760	1.3%

				9,125,000	9,125,000	8,841,760
EarthLink, Inc.(12)	Telecommunications	Senior Secured First Lien Notes 7.375%(7)(11)	6/1/2020	2,450,000	2,440,823	2,495,937	0.4%

				2,450,000	2,440,823	2,495,937
First Boston Construction Holdings, LLC	Banking, Finance,	Preferred Equity(4)(6)		—	878,907	878,907	0.1%
	Insurance & Real Estate	Senior Secured First Lien Notes 12.000%(4)(8)	12/31/2020	3,515,625	3,515,625	3,515,629	0.5%

				3,515,625	4,394,532	4,394,536
FKI Security Group LLC	Capital Equipment	Senior Secured First Lien Term Loans LIBOR + 8.500%, 1.000% Floor(3)(4)	3/30/2020	14,812,500	14,812,500	14,479,785	2.1%

				14,812,500	14,812,500	14,479,785
Frontier Communications Corp.(12)	Telecommunications	Senior Secured First Lien Notes 10.250%(7)(11)	9/15/2022	2,000,000	2,000,000	1,992,500	0.3%

				2,000,000	2,000,000	1,992,500

See accompanying notes to consolidated financial statements.

Company(1)	Industry	Type of Investment	Maturity	Par Amount	Cost	Fair Value	% of Net Assets(2)
Gastar Exploration USA, Inc.	Energy: Oil & Gas	Senior Secured First Lien Notes 8.625%(7)(11)	5/15/2018	$5,400,000	$5,409,861	$2,828,250	0.4%

				5,400,000	5,409,861	2,828,250
Genex Holdings, Inc.(10)	Banking, Finance, Insurance & Real Estate	Senior Secured Second Lien Term Loans LIBOR + 7.750%, 1.000% Floor(9)	5/30/2022	9,500,000	9,528,566	9,269,729	1.4%

				9,500,000	9,528,566	9,269,729
GK Holdings, Inc.	Services: Business	Senior Secured Second Lien Term Loans LIBOR + 9.500%, 1.000% Floor(3)	1/20/2022	10,000,000	10,000,000	9,505,351	1.4%

				10,000,000	10,000,000	9,505,351
Green Field Energy Services, Inc.	Energy: Oil & Gas	Senior Secured First Lien Notes 13.000%(4)(5)(7)	11/15/2016	766,616	754,768	157,156	0.0%
		Warrants/Equity(4)(6)		—	29,000	—	0.0%

				766,616	783,768	157,156
GTCR Valor Companies, Inc.	High Tech Industries	Senior Secured First Lien Term Loans LIBOR + 5.000%, 1.000% Floor(9)	5/30/2021	2,913,869	2,889,196	2,893,847	0.4%
		Senior Secured Second Lien Term Loans LIBOR + 8.500%, 1.000% Floor(9)	11/30/2021	4,000,000	3,965,863	3,876,807	0.6%

				6,913,869	6,855,059	6,770,654
HBC Holdings, LLC	Wholesale	Senior Secured First Lien Term Loans LIBOR + 5.750%, 1.000% Floor(4)(9)	3/30/2020	14,812,500	14,812,500	14,025,813	2.1%

				14,812,500	14,812,500	14,025,813
Heligear Acquisition Co.	Aerospace & Defense	Senior Secured First Lien Notes 10.250%(4)(7)	10/15/2019	15,000,000	15,000,000	15,209,164	2.3%

				15,000,000	15,000,000	15,209,164
Hill International, Inc.(12)	Construction & Building	Senior Secured First Lien Term Loans LIBOR + 6.750%, 1.000% Floor(4)(9)	9/26/2020	16,787,500	16,787,500	16,524,481	2.5%

				16,787,500	16,787,500	16,524,481
Holland Acquisition Corp.	Energy: Oil & Gas	Senior Secured First Lien Term Loans LIBOR + 9.000%, 1.000% Floor(9)	5/29/2018	4,550,691	4,497,331	3,952,221	0.6%

				4,550,691	4,497,331	3,952,221
Ignite Restaurant Group, Inc.	Hotel, Gaming & Leisure	Senior Secured First Lien Term Loans LIBOR + 7.000%, 1.000% Floor(9)	2/13/2019	9,310,973	9,204,898	9,192,804	1.4%

				9,310,973	9,204,898	9,192,804
IHS Intermediate, Inc.	Services: Business	Senior Secured Second Lien Term Loans LIBOR + 8.250%, 1.000% Floor(9)	7/20/2022	25,000,000	25,000,000	25,000,000	3.7%

				25,000,000	25,000,000	25,000,000
Interface Security Systems, Inc.	Services: Consumer	Senior Secured First Lien Notes 9.250%(7)(11)	1/15/2018	3,417,000	3,449,657	3,348,660	0.5%

				3,417,000	3,449,657	3,348,660

See accompanying notes to consolidated financial statements.

Company(1)	Industry	Type of Investment	Maturity	Par Amount	Cost	Fair Value	% of Net Assets(2)
Invision Diversified, LLC	Services: Business	Senior Secured First Lien Term Loans LIBOR + 8.500%, 1.000% Floor(3)(4)	6/30/2020	$24,875,000	$24,875,000	$24,658,836	3.7%

				24,875,000	24,875,000	24,658,836
IPS Corporation	Wholesale	Senior Secured First Lien Term Loans LIBOR + 6.250%, 1.000% Floor(14)	2/5/2021	9,875,139	9,875,139	9,527,050	1.4%

				9,875,139	9,875,139	9,527,050
IronGate Energy Services, LLC	Energy: Oil & Gas	Senior Secured First Lien Notes 11.000%(7)	7/1/2018	3,000,000	2,968,199	1,639,824	0.2%

				3,000,000	2,968,199	1,639,824
Isola USA Corp.(10)	High Tech Industries	Senior Secured First Lien Term Loans LIBOR + 8.250%, 1.000% Floor(9)	11/29/2018	5,723,899	5,815,211	5,046,729	0.7%

				5,723,899	5,815,211	5,046,729
JAC Holding Corp.	Automotive	Senior Secured First Lien Notes 11.500%(4)(7)	10/1/2019	12,000,000	12,000,000	12,182,259	1.8%

				12,000,000	12,000,000	12,182,259
Jordan Reses Supply Company, LLC	Healthcare & Pharmaceuticals	Senior Secured Second Lien Term Loans LIBOR + 11.000%, 1.000% Floor(3)(4)	4/24/2020	5,000,000	5,000,000	4,996,309	0.7%

				5,000,000	5,000,000	4,996,309
Liquidnet Holdings, Inc.	Banking, Finance, Insurance & Real Estate	Senior Secured First Lien Term Loans LIBOR + 6.750%, 1.000% Floor(9)	5/22/2019	6,475,000	6,404,231	6,266,994	0.9%

				6,475,000	6,404,231	6,266,994
Livingston International, Inc.(10)(12)	Transportation: Cargo	Senior Secured Second Lien Term Loans LIBOR + 7.750%, 1.250% Floor(9)	4/18/2020	2,658,504	2,654,864	2,453,765	0.4%

				2,658,504	2,654,864	2,453,765
LTCG Holdings Corp.	Banking, Finance, Insurance & Real Estate	Senior Secured First Lien Term Loans LIBOR + 5.000%, 1.000% Floor(9)	6/6/2020	2,838,571	2,827,577	2,635,361	0.4%

				2,838,571	2,827,577	2,635,361
Miller Heiman, Inc.	Services: Business	Senior Secured First Lien Term Loans LIBOR + 5.750%, 1.000% Floor(9)	9/30/2019	24,062,500	24,062,500	22,595,225	3.4%

				24,062,500	24,062,500	22,595,225
Nathan’s Famous, Inc.	Beverage & Food	Senior Secured First Lien Notes 10.000%	3/15/2020	7,000,000	7,000,000	7,344,926	1.1%

				7,000,000	7,000,000	7,344,926
Nation Safe Drivers Holdings, Inc.	Banking, Finance, Insurance & Real Estate	Senior Secured Second Lien Term Loans LIBOR + 8.000%, 2.000% Floor(4)(9)	9/29/2020	20,676,479	20,676,479	20,357,441	3.0%

				20,676,479	20,676,479	20,357,441
New Media Holdings II, LLC	Media: Advertising, Printing & Publishing	Senior Secured First Lien Term Loans LIBOR + 6.250%, 1.000% Floor(9)	6/4/2020	18,228,044	18,210,156	17,977,409	2.7%

				18,228,044	18,210,156	17,977,409

See accompanying notes to consolidated financial statements.

Company(1)	Industry	Type of Investment	Maturity	Par Amount	Cost	Fair Value	% of Net Assets(2)
Newpage Corp.	Media: Advertising, Printing & Publishing	Senior Secured First Lien Term Loans LIBOR + 8.250%, 1.250% Floor(5)(9)	2/11/2021	$9,750,000	$9,648,176	$3,503,868	0.5%

				9,750,000	9,648,176	3,503,868
Northern Lights MIDCO, LLC	Banking, Finance, Insurance & Real Estate	Senior Secured First Lien Term Loans LIBOR + 9.500%, 1.500% Floor(3)(4)	11/21/2019	4,523,750	4,523,750	4,588,252	0.7%

				4,523,750	4,523,750	4,588,252
Novetta Solutions LLC	High Tech Industries	Senior Secured Second Lien Term Loans LIBOR + 8.500%, 1.000% Floor(3)	10/15/2023	11,000,000	10,892,695	10,890,000	1.6%

				11,000,000	10,892,695	10,890,000
Omnitracs, Inc.	High Tech Industries	Senior Secured Second Lien Term Loans LIBOR + 7.750%, 1.000% Floor(9)	5/25/2021	7,000,000	7,012,936	6,710,175	1.0%

				7,000,000	7,012,936	6,710,175
Oxford Mining Company, LLC	Metals & Mining	Senior Secured First Lien Term Loans LIBOR + 8.500%, 0.750% Floor, 3.000% PIK(4)(9)	12/31/2018	20,288,028	20,288,028	19,383,182	2.9%

				20,288,028	20,288,028	19,383,182
Physiotherapy Corporation	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loans LIBOR + 4.750%, 1.000% Floor(9)	6/4/2021	7,481,250	7,481,250	7,471,986	1.1%

				7,481,250	7,481,250	7,471,986
Reddy Ice Corporation	Beverage & Food	Senior Secured Second Lien Term Loans LIBOR + 9.500%, 1.250% Floor(4)(9)	11/1/2019	2,000,000	2,000,000	1,548,874	0.2%

				2,000,000	2,000,000	1,548,874
Research Now Group, Inc.	Services: Business	Senior Secured Second Lien Term Loans LIBOR + 8.750%, 1.000% Floor(9)	3/18/2022	15,000,000	15,000,000	14,283,218	2.1%

				15,000,000	15,000,000	14,283,218
Response Team Holdings, LLC	Construction & Building	Preferred Equity 12% PIK(4)	3/28/2019	3,430,847	3,173,440	3,267,264	0.5%
		Senior Secured First Lien Term Loans LIBOR + 8.500%, 2.000% Floor, 1.000% PIK(3)(4)	3/28/2019	16,161,908	16,161,908	16,298,673	2.4%
		Warrants to purchase 3.70% of the outstanding common units(4)(6)		—	257,407	895,051	0.1%

				19,592,755	19,592,755	20,460,988
School Specialty, Inc.	Wholesale	Senior Secured First Lien Term Loans LIBOR + 8.500%, 1.000% Floor(3)	6/11/2019	10,087,334	10,035,592	9,943,063	1.5%

				10,087,334	10,035,592	9,943,063
Ship Supply Acquisition Corporation	Services: Business	Senior Secured First Lien Term Loans LIBOR + 8.000%, 1.000% Floor(3)(4)(8)	7/31/2020	24,687,500	24,687,500	24,687,499	3.7%

				24,687,500	24,687,500	24,687,499

See accompanying notes to consolidated financial statements.

Company(1)	Industry	Type of Investment	Maturity	Par Amount	Cost	Fair Value	% of Net Assets(2)
Sizzling Platter, LLC	Hotel, Gaming & Leisure	Senior Secured First Lien Term Loans LIBOR + 7.500%, 1.000% Floor(9)	4/28/2020	$15,000,000	$15,000,000	$14,865,921	2.2%

				15,000,000	15,000,000	14,865,921
Software Paradigms International Group, LLC	High Tech Industries	Senior Secured First Lien Term Loans LIBOR + 8.000%, 1.000% Floor(4)(8)(9)	5/22/2020	32,098,298	32,098,298	32,044,613	4.8%

				32,098,298	32,098,298	32,044,613
Southwest Dealer Services, Inc.	Automotive	Senior Secured First Lien Term Loans LIBOR + 6.000%, 1.000% Floor(3)(4)	3/16/2020	2,677,738	2,677,738	2,635,463	0.4%

				2,677,738	2,677,738	2,635,463
Survey Sampling International, LLC	Services: Business	Senior Secured Second Lien Term Loans LIBOR + 9.000%, 1.000% Floor(9)	12/16/2021	24,000,000	24,000,000	22,978,470	3.4%

				24,000,000	24,000,000	22,978,470
Techniplas LLC	Automotive	Senior Secured First Lien Notes 10.000%(7)(11)	5/1/2020	6,000,000	6,000,000	4,290,000	0.6%

				6,000,000	6,000,000	4,290,000
The Garretson Resolution Group, Inc.	Services: Business	Senior Secured First Lien Term Loans LIBOR + 6.500%, 1.000% Floor(3)	5/22/2021	9,875,000	9,829,704	9,865,262	1.5%

				9,875,000	9,829,704	9,865,262
TouchTunes Interactive Networks, Inc.	Media: Diversified & Production	Senior Secured Second Lien Term Loans LIBOR + 8.250%, 1.000% Floor(9)	5/29/2022	7,500,000	7,500,000	7,222,625	1.1%

				7,500,000	7,500,000	7,222,625
TravelCLICK, Inc.(10)	Hotel, Gaming & Leisure	Senior Secured Second Lien Term Loans LIBOR + 7.750%, 1.000% Floor(9)	11/6/2021	6,000,000	5,924,246	5,663,438	0.8%

				6,000,000	5,924,246	5,663,438
True Religion Apparel, Inc.	Retail	Senior Secured Second Lien Term Loans LIBOR + 10.000%, 1.000% Floor(13)	1/30/2020	4,000,000	3,875,200	144,856	0.0%

				4,000,000	3,875,200	144,856
U.S. Auto Sales Inc.	Banking, Finance, Insurance & Real Estate	Senior Secured Second Lien Term Loans LIBOR + 10.500%, 1.000% Floor(3)(4)	6/8/2020	5,500,000	5,500,000	5,402,354	0.8%

				5,500,000	5,500,000	5,402,354
U.S. Well Services, LLC	Energy: Oil & Gas	Warrants(6)	2/21/2019	—	173	—	0.0%

				—	173	—
Valence Surface Technologies, Inc.	Aerospace & Defense	Senior Secured First Lien Term Loans LIBOR + 5.500%, 1.000% Floor(9)	6/13/2019	4,682,801	4,658,352	4,516,541	0.7%

				4,682,801	4,658,352	4,516,541
Velocity Pooling Vehicle, LLC	Automotive	Senior Secured Second Lien Term Loans LIBOR + 7.250%, 1.000% Floor(4)(9)	5/14/2022	20,625,000	18,245,261	14,441,745	2.1%

				20,625,000	18,245,261	14,441,745

See accompanying notes to consolidated financial statements.

Company(1)	Industry	Type of Investment	Maturity	Par Amount	Cost	Fair Value	% of Net Assets(2)
Vestcom International, Inc.	Services: Business	Senior Secured Second Lien Term Loans LIBOR + 7.750%, 1.000% Floor(13)	9/30/2022	$5,000,000	$5,000,000	$4,947,615	0.7%

				5,000,000	5,000,000	4,947,615
Watermill-QMC Midco, Inc.	Automotive	Equity(4)(6)		—	514,195	661,630	0.1%
		Senior Secured First Lien Term Loans 12.000%, 1.000% PIK(4)	6/30/2020	26,657,799	26,657,799	26,683,851	4.0%

				26,657,999	27,171,994	27,345,481
YP LLC(10)	Media: Advertising, Printing & Publishing	Senior Secured First Lien Term Loans LIBOR + 6.750%, 1.250% Floor(9)	6/4/2018	3,130,435	3,153,210	3,091,531	0.5%

				3,130,435	3,153,210	3,091,531
Z Gallerie, LLC	Retail	Senior Secured First Lien Term Loans LIBOR + 6.500%, 1.000% Floor(13)	10/8/2020	4,730,307	4,684,722	4,688,655	0.7%

				4,730,307	4,684,722	4,688,655

Total non-controlled/non-affiliated investments					$911,640,087	$859,500,211	127.5%

Controlled/affiliated investments(15) – 7.1%(1)(2)
Nomida LLC	Construction &	Equity(6)		—	5,400,000	5,400,000	0.8%
	Building	Senior Secured First Lien Term Loans 10.000%	12/1/2020	8,100,000	8,100,000	8,100,042	1.2%

				8,100,000	13,500,000	13,500,042
Sierra Senior Loan Strategy JV I LLC	Multi-Sector Holdings	Equity		34,272,500	34,272,500	34,362,191	5.1%

				34,272,500	34,272,500	34,362,191

Total controlled/affiliated investments					$47,772,500	$47,862,233	7.1%

Money market fund – 2.3%
Federated Prime Obligations Fund		Money Market 0.01%		$15,456,069	$15,456,069	$15,456,069	2.3%

Total money market fund					$15,456,069	$15,456,069	2.3%

Derivative Instrument - Long Exposure					Notional Amount	Unrealized Appreciation (Depreciation)
Total return swap with Citibank, N.A. (Note 5)		Total Return Swap			$206,455,990	$(27,365,819)

					$206,455,990	$(27,365,819)

(1)	All of the Company’s investments are domiciled in the United States except for Atrium Innovations, Inc. and Livingston International, Inc. which are domiciled in Canada.
(2)	Percentage is based on net assets of $674,124,099 as of December 31, 2015.
(3)

The interest rate on these loans is subject to a base rate plus 1 Month (“1M”) LIBOR, which at December 31, 2015 was 0.43%. As the interest rate is subject to a minimum LIBOR floor which was greater than the 1M LIBOR rate at December 31, 2015, the prevailing rate in effect at December 31, 2015 was the base rate plus the LIBOR floor.

(4)	An affiliated fund that is managed by an affiliate of SIC Advisors LLC also holds an investment in this security.
(5)	The investment was on non-accrual status as of December 31, 2015.

See accompanying notes to consolidated financial statements.

(6)	Security is non-income producing.
(7)

Securities are exempt from registration under Rule 144A of the Securities Act of 1933. These securities represent a fair value of $55,612,309 and 14.8% of net assets as of December 31, 2015 and are considered restricted.

(8)	The investment has an unfunded commitment as of December 31, 2015. For further details see Note 11. Fair value includes an analysis of the unfunded commitment.
(9)

The interest rate on these loans is subject to a base rate plus 3 Month (“3M”) LIBOR, which at December 31, 2015 was 0.61%. As the interest rate is subject to a minimum LIBOR floor which was greater than the 3M LIBOR rate at December 31, 2015, the prevailing rate in effect at December 31, 2015 was the base rate plus the LIBOR floor.

(10)

Security is also held in the underlying portfolio of the total return swap with Citibank, N.A. (see Note 5). The Company’s total exposure to American Beacon Advisors, Inc., Asurion Corp., Collective Brands Finance, Inc., Genex Holdings, Inc., Isola USA Corp., Livingston International, Inc., TravelCLICK, Inc., and YP LLC is $6,930,495 or 1.0%, $10,824,121 or 1.6%, $8,405,126 or 1.2%, $12,227,341 or 1.8%, $8,814,354 or 1.3%, $4,423,208 or 0.7%, $15,382,512 or 2.3%, $6,245,444 or 0.9%, respectively, of Net Assets as of December 31, 2015.

(11)	Represents securities in Level 2 in the ASC 820 table (see Note 4).
(12)	The investment is not a qualifying asset under Section 55 of the Investment Company Act of 1940, as amended. Non-qualifying assets represent 4.1% of the Company’s portfolio at fair value.
(13)

The interest rate on these loans is subject to a base rate plus 6 Month (“6M”) LIBOR, which at December 31, 2015 was 0.85%. As the interest rate is subject to a minimum LIBOR floor which was greater than the 6M LIBOR rate at December 31, 2015, the prevailing rate in effect at December 31, 2015 was the base rate plus the LIBOR floor.

(14)

The interest rate on these loans is subject to a base rate plus 2 Month (“2M”) LIBOR, which at December 31, 2015 was 0.51%. As the interest rate is subject to a minimum LIBOR floor which was greater than the 2M LIBOR rate at December 31, 2015, the prevailing rate in effect at December 31, 2015 was the base rate plus the LIBOR floor.

(15)

Control Investments are defined by the Investment Company Act of 1940 (“1940 Act”) as investments in companies in which the Company owns more than 25% of the voting securities or maintains greater than 50% of the board representation.

See accompanying notes to consolidated financial statements.

Sierra Income Corporation

Consolidated Schedule of Investments

As of December 31, 2014

Company(1)	Industry	Type of Investment	Maturity	Par/Share Amount	Cost	Fair Value	% of Net Assets(2)
Non-controlled/non-affiliated investments – 126.8%
AAR Intermediate Holdings, LLC	Oil and Gas	Senior Secured First Lien Term Loans LIBOR + 12.000%, 1.000% Floor(3)(4)	6/30/2015	$1,006,234	$1,006,234	$997,872	0.2%
		Senior Secured First Lien Term Loans LIBOR + 12.000%, 1.000% Floor(3)(4)	3/30/2019	11,697,470	10,938,261	10,703,771	2.2%
		Warrants to purchase 1.98% of outstanding company equity(4)(5)	3/30/2019	—	790,778	598,870	0.1%

				12,703,724	12,735,273	12,300,513
ALG USA Holdings, Inc.	Leisure, Amusement, Motion Pictures, and Entertainment	Senior Secured Second Lien Term Loans LIBOR + 9.000%, 1.250% Floor(6)	2/28/2020	2,000,000	1,967,491	2,011,269	0.4%

				2,000,000	1,967,491	2,011,269
Allen Edmonds Corp.	Retail Stores	Senior Secured Second Lien Term Loans LIBOR + 9.000%, 1.000% Floor(3)(4)	5/27/2019	7,000,000	7,000,000	7,070,000	1.5%

				7,000,000	7,000,000	7,070,000
AM3 Pinnacle Corporation	Telecommunications	Senior Secured First Lien Term Loans 10.000%(4)(7)	10/22/2018	6,533,857	6,533,857	6,533,857	1.3%

				6,533,857	6,533,857	6,533,857
American Pacific Corp.	Chemicals, Plastics, and Rubber	Senior Secured First Lien Term Loans LIBOR + 6.000%, 1.000% Floor(6)	2/27/2019	7,940,000	7,888,650	8,056,333	1.7%

				7,940,000	7,888,650	8,056,333
Anaren, Inc.	Aerospace and Defense	Senior Secured Second Lien Term Loans LIBOR + 8.250%, 1.000% Floor(6)	8/18/2021	10,000,000	9,908,218	9,935,749	2.0%

				10,000,000	9,908,218	9,935,749
Ascensus, Inc.	Finance	Senior Secured Second Lien Term Loans LIBOR + 8.000%, 1.000% Floor(6)	12/2/2020	4,000,000	3,948,926	4,000,000	0.8%

				4,000,000	3,948,926	4,000,000
Associated Asphalt Partners, LLC	Chemicals, Plastics, and Rubber	Senior Secured First Lien Notes 8.500%(8)	2/15/2018	2,000,000	2,013,443	1,993,534	0.4%

				2,000,000	2,013,443	1,993,534
Asurion Corp.(9)	Insurance	Senior Secured Second Lien Term Loans LIBOR + 7.500%, 1.000% Floor(6)	3/3/2021	7,000,000	6,935,000	7,000,000	1.4%

				7,000,000	6,935,000	7,000,000
Atrium Innovations, Inc.(10)	Healthcare, Education, and Childcare	Senior Secured Second Lien Term Loans LIBOR + 6.750%, 1.000% Floor(6)	8/13/2021	5,000,000	4,977,296	4,743,856	1.0%

				5,000,000	4,977,296	4,743,856

Company(1)	Industry	Type of Investment	Maturity	Par/Share Amount	Cost	Fair Value	% of Net Assets(2)
Bennu Oil & Gas, LLC	Oil and Gas	Senior Secured Second Lien Term Loans LIBOR + 7.500%, 1.250% Floor(6)	11/1/2018	5,525,389	5,520,837	4,570,180	0.9%

				5,525,389	5,520,837	4,570,180
Birch Communications, Inc.	Telecommunications	Senior Secured First Lien Term Loans LIBOR + 6.750%, 1.000% Floor(3)(4)	7/18/2020	14,572,917	14,300,451	14,042,615	2.9%

				14,572,917	14,300,451	14,042,615
Brundage-Bone Concrete Pumping, Inc.	Buildings and Real Estate	Senior Secured First Lien Notes 10.375%(8)	9/1/2021	7,500,000	7,641,129	7,600,484	1.6%

				7,500,000	7,641,129	7,600,484
Charming Charlie, Inc.	Retail Stores	Senior Secured First Lien Term Loans LIBOR + 8.000%, 1.000% Floor(6)	12/24/2019	8,945,242	8,963,787	9,034,694	1.9%

				8,945,242	8,963,787	9,034,694
Collective Brands Finance, Inc.(9)(10)	Retail Stores	Senior Secured Second Lien Term Loans LIBOR + 7.500%, 1.000% Floor(6)	3/11/2022	6,000,000	6,018,670	5,669,782	1.2%

				6,000,000	6,018,670	5,669,782
Contmid, Inc.	Automobile	Senior Secured Second Lien Term Loans LIBOR + 9.000%, 1.000% Floor(3)(4)	10/25/2019	14,317,924	14,317,924	14,317,924	2.9%

				14,317,924	14,317,924	14,317,924
ConvergeOne Holdings Corporation	Telecommunications	Senior Secured Second Lien Term Loans LIBOR + 8.000%, 1.000% Floor(3)(4)	6/17/2021	12,500,000	12,381,463	12,312,750	2.5%

				12,500,000	12,381,463	12,312,750
Cornerstone Chemical Company	Chemicals, Plastics, and Rubber	Senior Secured First Lien Notes(8)(11)	3/15/2018	2,500,000	2,587,841	2,550,000	0.5%

				2,500,000	2,587,841	2,550,000
CP Opco, LLC	Leisure, Amusement, Motion Pictures, and Entertainment	Senior Secured First Lien Term Loans LIBOR + 6.750%, 1.000% Floor(4)(6)	9/30/2020	8,000,000	8,000,000	8,000,000	1.6%

				8,000,000	8,000,000	8,000,000
CRGT, Inc.	Diversified/ Conglomerate Service	Senior Secured First Lien Term Loans LIBOR + 6.500%, 1.000% Floor(4)(6)	12/19/2020	10,000,000	10,000,000	10,000,000	2.1%

				10,000,000	10,000,000	10,000,000
Deltek, Inc.	Electronics	Senior Secured Second Lien Term Loans LIBOR + 8.750%, 1.250% Floor(6)	10/10/2019	3,000,000	2,981,523	3,060,000	0.6%

				3,000,000	2,981,523	3,060,000
Drew Marine Partners LP	Cargo Transport	Senior Secured Second Lien Term Loans LIBOR + 7.000%, 1.000% Floor(6)	5/19/2021	10,000,000	10,078,927	10,033,409	2.1%

				10,000,000	10,078,927	10,033,409
Dynamic Energy Services International, LLC	Oil and Gas	Senior Secured First Lien Term Loans LIBOR + 8.500%, 1.000% Floor(3)(4)	3/6/2018	9,625,000	9,625,000	9,338,439	1.9%

				9,625,000	9,625,000	9,338,439

Company(1)	Industry	Type of Investment	Maturity	Par/Share Amount	Cost	Fair Value	% of Net Assets(2)
EarthLink, Inc.(10)	Telecommunications	Senior Secured First Lien Notes 7.375%(8)(11)	6/1/2020	2,450,000	2,439,171	2,462,250	0.5%

				2,450,000	2,439,171	2,462,250
Encompass Digital Media, Inc.(9)	Broadcasting and Entertainment	Senior Secured Second Lien Term Loans LIBOR + 7.750%, 1.000% Floor(6)	6/6/2022	1,500,000	1,486,019	1,500,568	0.3%

				1,500,000	1,486,019	1,500,568
F.H.G. Corp.	Healthcare, Education, and Childcare	Senior Secured First Lien Term Loans LIBOR + 9.500%, 1.000% Floor(3)(4)	4/28/2019	15,000,000	15,000,000	14,880,354	3.1%

				15,000,000	15,000,000	14,880,354
F.H.G. Corp. Cornerstone Research	Healthcare, Education, and Childcare	Common Stock(4)(5)		—	300,000	63,169	0.0%

				—	300,000	63,169
Flexera Software, Inc.(9)	Electronics	Senior Secured Second Lien Term Loans LIBOR + 7.000%, 1.000% Floor(6)	4/2/2021	5,000,000	5,018,504	4,852,592	1.0%

				5,000,000	5,018,504	4,852,592
Gastar Exploration USA, Inc.(10)	Oil and Gas	Senior Secured First Lien Notes 8.625%(8)(11)	5/15/2018	5,400,000	5,413,659	4,731,750	1.0%

				5,400,000	5,413,659	4,731,750
Genex Services, Inc.(9)	Insurance	Senior Secured Second Lien Term Loans LIBOR + 7.750%, 1.000% Floor(6)	5/30/2022	9,500,000	9,531,763	9,299,753	1.9%

				9,500,000	9,531,763	9,299,753
Green Field Energy Services, Inc.	Oil and Gas	Senior Secured First Lien Notes 13.000%(4)(8)(12)	11/15/2016	766,616	755,260	237,651	0.1%
		Warrants/Equity(4)(5)	11/15/2021	—	29,000	—	0.0%

				766,616	784,260	237,651
GTCR Valor Companies, Inc.	Electronics	Senior Secured First Lien Term Loans LIBOR + 5.000%, 1.000% Floor(6)	5/30/2021	7,968,616	7,892,569	7,788,079	1.6%
		Senior Secured Second Lien Term Loans LIBOR + 8.500%, 1.000% Floor(6)	11/30/2021	4,000,000	3,961,852	3,914,693	0.8%

				11,968,616	11,854,421	11,702,772
HBC Holdings, LLC	Diversified/ Conglomerate Service	Senior Secured First Lien Term Loans LIBOR + 5.750%, 1.000% Floor(4)(6)	3/30/2020	14,962,500	14,962,500	14,962,500	3.1%

				14,962,500	14,962,500	14,962,500
Hill International, Inc.	Buildings and Real Estate	Senior Secured First Lien Term Loans LIBOR + 6.750%, 1.000% Floor(4)(6)	9/25/2020	16,957,500	16,957,500	16,957,457	3.5%

				16,957,500	16,957,500	16,957,457
Holland Acquisition Corp.	Oil and Gas	Senior Secured First Lien Term Loans LIBOR + 9.000%, 1.000% Floor(6)	5/29/2018	5,000,000	4,921,900	4,599,148	0.9%

				5,000,000	4,921,900	4,599,148

Company(1)	Industry	Type of Investment	Maturity	Par/Share Amount	Cost	Fair Value	% of Net Assets(2)
Ignite Restaurant Group, Inc.	Personal, Food, and Miscellaneous Services	Senior Secured First Lien Term Loans LIBOR + 7.000%, 1.000% Floor(6)	2/13/2019	11,970,000	11,799,221	11,970,000	2.5%

				11,970,000	11,799,221	11,970,000
Integra Telecom, Inc.	Telecommunications	Senior Secured Second Lien Term Loans LIBOR + 8.500%, 1.250% Floor(3)(4)	2/22/2020	735,455	733,682	728,204	0.2%

				735,455	733,682	728,204
Interface Security Systems, Inc.	Electronics	Senior Secured First Lien Notes 9.250%(4)(8)	1/15/2018	3,417,000	3,463,712	3,484,637	0.7%

				3,417,000	3,463,712	3,484,637
IronGate Energy Services, LLC	Oil and Gas	Senior Secured First Lien Notes 11.000%(8)	7/1/2018	3,000,000	2,957,768	2,588,307	0.5%

				3,000,000	2,957,768	2,588,307
Isola USA(9)	Electronics	Senior Secured First Lien Term Loans LIBOR + 8.250%, 1.000% Floor(6)	11/29/2018	5,874,528	5,999,752	5,931,034	1.2%

				5,874,528	5,999,752	5,931,034
JAC Holdings Corp.	Automobile	Senior Secured First Lien Notes 11.500%(4)(8)	10/1/2019	12,000,000	12,000,000	12,000,000	2.5%

				12,000,000	12,000,000	12,000,000
Jordan Reses Supply Company LLC	Healthcare, Education, and Childcare	Senior Secured Second Lien Term Loans LIBOR + 11.000%, 1.000% Floor(3)(4)	4/24/2020	5,000,000	5,000,000	5,000,000	1.0%

				5,000,000	5,000,000	5,000,000
Kik Custom Products, Inc.	Healthcare, Education, and Childcare	Senior Secured Second Lien Term Loans LIBOR + 8.250%, 1.250% Floor(13)	10/29/2019	5,000,000	4,991,433	5,006,500	1.0%

				5,000,000	4,991,433	5,006,500
Linc Energy Finance (USA), Inc.	Oil and Gas	Senior Secured Second Lien Notes 12.500%(4)(8)	10/31/2017	500,000	498,615	504,137	0.1%
		Senior Secured Second Lien Notes 12.500%(4)	10/31/2017	500,000	487,623	504,137	0.1%

				1,000,000	986,238	1,008,274
Liquidnet Holdings, Inc.	Finance	Senior Secured First Lien Term Loans LIBOR + 6.750%, 1.000% Floor(6)	5/22/2019	6,825,000	6,732,689	6,564,518	1.4%

				6,825,000	6,732,689	6,564,518
Livingston International, Inc.(9)(10)	Cargo Transport	Senior Secured Second Lien Term Loans LIBOR + 7.750%, 1.250% Floor(6)	4/18/2020	2,658,504	2,654,268	2,555,694	0.5%

				2,658,504	2,654,268	2,555,694
LTCG Holdings Corp.	Healthcare, Education, and Childcare	Senior Secured Second Lien Term Loans LIBOR + 5.000%, 1.000% Floor(6)	6/6/2020	3,900,000	3,882,146	3,912,136	0.8%

				3,900,000	3,882,146	3,912,136
Miller Heiman, Inc.	Diversified/ Conglomerate Service	Senior Secured First Lien Term Loans LIBOR + 5.750%, 1.000% Floor(6)	9/30/2019	24,687,500	24,687,500	24,687,500	5.1%

				24,687,500	24,687,500	24,687,500

Company(1)	Industry	Type of Investment	Maturity	Par/Share Amount	Cost	Fair Value	% of Net Assets(2)
Nation Safe Drivers Holdings, Inc.	Insurance	Senior Secured Second Lien Term Loans LIBOR + 8.000%, 2.000% Floor(4)(6)(7)	9/29/2020	18,236,058	18,236,058	18,236,058	3.8%

				18,236,058	18,236,058	18,236,058
New Media Holdings II, LLC	Printing and Publishing	Senior Secured First Lien Term Loans LIBOR + 6.250%, 1.000% Floor(6)	6/4/2020	12,437,500	12,437,500	12,437,500	2.6%

				12,437,500	12,437,500	12,437,500
Newpage Corp.	Containers, Packaging, and Glass	Senior Secured First Lien Term Loans LIBOR + 8.250%, 1.250% Floor(6)	2/11/2021	10,000,000	9,879,551	10,059,144	2.1%

				10,000,000	9,879,551	10,059,144
Northern Lights Midco, LLC	Finance	Senior Secured First Lien Term Loans LIBOR + 9.500%, 1.500% Floor(3)(4)	11/21/2019	4,700,000	4,700,000	4,700,000	1.0%

				4,700,000	4,700,000	4,700,000
Northstar Aerospace, Inc.	Aerospace and Defense	Senior Secured First Lien Notes 10.250%(4)(8)	10/15/2019	15,000,000	15,000,000	15,000,000	3.1%

				15,000,000	15,000,000	15,000,000
OH Acquisition, LLC	Finance	Senior Secured First Lien Term Loans LIBOR + 6.250%, 1.000% Floor(3)	8/29/2019	7,481,250	7,446,184	7,443,844	1.5%

				7,481,250	7,446,184	7,443,844
Omnitracs, Inc.	Electronics	Senior Secured Second Lien Term Loans LIBOR + 7.750%, 1.000% Floor(6)	5/25/2021	7,000,000	7,014,550	7,007,467	1.4%

				7,000,000	7,014,550	7,007,467
Oxford Mining Company, LLC	Mining, Steel, Iron, and Nonprecious Metals	Senior Secured First Lien Term Loans LIBOR + 8.500%, 0.750% Floor, 3% PIK(4)(6)(7)	12/31/2018	11,864,407	11,864,407	11,864,407	2.4%

				11,864,407	11,864,407	11,864,407
Pegasus Solutions, Inc.	Diversified/ Conglomerate Service	Senior Secured First Lien Term Loans LIBOR + 9.000%, 1.500% Floor(3)(4)(7)	5/10/2017	—	—	—	0.0%
		Senior Secured First Lien Term Loans LIBOR + 9.000%, 1.500% Floor(3)(4)	2/10/2018	3,593,304	3,593,304	3,593,304	0.7%
		Senior Secured First Lien Term Loans LIBOR + 9.000%, 1.500% Floor, PIK(3)(4)	11/10/2020	19,523,809	19,523,809	19,523,809	4.0%
		Warrants to purchase 4.2% of the outstanding equity(4)(5)	02/10/2018	—	769,231	769,231	0.2%

				23,117,113	23,886,344	23,886,344
Reddy Ice Group, Inc.	Beverage & Food	Senior Secured Second Lien Term Loans LIBOR + 9.500%, 1.250% Floor(3)(4)	10/1/2019	2,000,000	2,000,000	1,866,703	0.4%

				2,000,000	2,000,000	1,866,703

Company(1)	Industry	Type of Investment	Maturity	Par/Share Amount	Cost	Fair Value	% of Net Assets(2)
Response Team Holdings, LLC	Buildings and Real Estate	Preferred Equity 12%(4)(5)		3,046,179	2,788,771	2,906,831	0.6%
		Senior Secured First Lien Term Loans LIBOR + 8.500%, 2.000% Floor, 1% PIK(3)(4)	3/28/2019	15,206,579	15,206,579	15,287,086	3.1%
		Warrants to purchase 3.70% of the outstanding common units(4)(5)	3/28/2019	—	257,407	596,258	0.1%

				18,252,758	18,252,757	18,790,175
School Specialty, Inc.	Healthcare, Education, and Childcare	Senior Secured First Lien Term Loans LIBOR + 8.500%, 1.000% Floor(6)	6/11/2019	10,895,272	10,815,266	10,901,620	2.2%

				10,895,272	10,815,266	10,901,620
Securus Technologies, Inc.	Telecommunications	Senior Secured Second Lien Term Loans LIBOR + 7.750%, 1.250% Floor(6)	4/30/2021	2,000,000	1,984,030	1,997,903	0.4%

				2,000,000	1,984,030	1,997,903
Sizzling Platter, LLC	Personal, Food, and Miscellaneous Services	Senior Secured Second Lien Term Loans LIBOR + 7.500%, 1.000% Floor(6)	4/28/2019	15,000,000	15,000,000	15,303,157	3.1%

				15,000,000	15,000,000	15,303,157
Survey Sampling International, LLC	Diversified/ Conglomerate Service	Senior Secured Second Lien Term Loans LIBOR + 9.000%, 1.000% Floor(6)	12/16/2021	24,000,000	24,000,000	24,000,000	5.0%

				24,000,000	24,000,000	24,000,000
Tempel Steel Company	Mining, Steel, Iron, and Nonprecious Metals	Senior Secured First Lien Notes 12.000%(4)(8)(11)	8/15/2016	1,115,000	1,108,838	1,050,887	0.2%

				1,115,000	1,108,838	1,050,887
TGI Friday’s, Inc.	Personal, Food, and Miscellaneous Services	Senior Secured Second Lien Term Loans LIBOR + 8.250%, 1.000% Floor(4)(6)	7/15/2021	15,000,000	14,786,434	14,594,273	3.0%

				15,000,000	14,786,434	14,594,273
Tourico Holidays, Inc.	Hotels, Motels, Inns, and Gaming	Senior Secured First Lien Term Loans LIBOR + 7.500%, 1.000% Floor(3)	11/5/2018	15,000,000	15,000,000	15,000,000	3.1%

				15,000,000	15,000,000	15,000,000
Travelclick, Inc.(9)	Hotels, Motels, Inns, and Gaming	Senior Secured Second Lien Term Loans LIBOR + 7.750%, 1.000% Floor(6)	11/6/2021	6,000,000	5,915,121	5,808,540	1.2%

				6,000,000	5,915,121	5,808,540
True Religion Apparel, Inc.	Personal and Nondurable Consumer Products (Manufacturing Only)	Senior Secured Second Lien Term Loans LIBOR + 10.000%, 1.000% Floor(13)	1/30/2020	4,000,000	3,854,021	3,758,756	0.8%

				4,000,000	3,854,021	3,758,756
U.S. Well Services, LLC(10)	Oil and Gas	Warrants/Equity(5)	2/15/2019	—	173	227,107	0.0%

				—	173	227,107

Company(1)	Industry	Type of Investment	Maturity	Par/Share Amount	Cost	Fair Value	% of Net Assets(2)
Valence Surface Technologies, Inc.	Chemicals, Plastics, and Rubber	Senior Secured First Lien Term Loans LIBOR + 5.500%, 1.000% Floor(3)	6/12/2019	9,874,459	9,808,191	9,751,900	2.0%

				9,874,459	9,808,191	9,751,900
Velocity Pooling Vehicle, LLC	Automobile	Senior Secured Second Lien Term Loans LIBOR + 7.250%, 1.000% Floor(3)(4)	5/14/2022	20,625,000	17,904,357	18,098,444	3.7%

				20,625,000	17,904,357	18,098,444
Vestcom International, Inc.	Diversified/ Conglomerate Service	Senior Secured Second Lien Term Loans LIBOR + 7.750%, 1.000% Floor(13)	9/30/2022	5,000,000	5,000,000	5,000,000	1.0%

				5,000,000	5,000,000	5,000,000
YP LLC(9)	Diversified/ Conglomerate Service	Senior Secured First Lien Term Loans LIBOR + 6.750%, 1.250% Floor(6)	6/4/2018	4,260,870	4,301,734	4,268,708	0.9%

				4,260,870	4,301,734	4,268,708
Z Gallerie, LLC	Retail Stores	Senior Secured First Lien Term Loans LIBOR + 6.500%, 1.000% Floor(13)	10/8/2020	10,000,000	9,889,189	10,000,000	2.1%

				10,000,000	9,889,189	10,000,000
Total non-controlled/non-affiliated investments					$620,968,517	$616,915,093	126.8%

Money market fund – 3.9%
Federated Prime Obligations Fund				$19,032,637	$19,032,637	$19,032,637	3.9%

Total money market fund					$19,032,637	$19,032,637	3.9%

Derivative Instrument - Long Exposure					Notional Amount	Unrealized Appreciation (Depreciation)
Total return swap with Citibank, N.A. (Note 5)		Total Return Swap			$209,523,834	$(7,651,597)

					$209,523,834	$(7,651,597)

(1)	All of our investments are domiciled in the United States except for Atrium Innovations, Inc. and Livingston International, Inc. which are domiciled in Canada. All investments are denominated in USD.
(2)	Percentage is based on net assets of $486,519,913 as of December 31, 2014.
(3)

The interest rate on these loans is subject to a base rate plus 1 Month (“1M”) LIBOR, which at December 31, 2014 was 0.17%. As the interest rate is subject to a minimum LIBOR floor which was greater than the 1M LIBOR rate at December 31, 2014, the prevailing rate in effect at December 31, 2014 was the base rate plus the LIBOR floor.

(4)	An affiliated fund that is managed by an affiliate of SIC Advisors LLC also holds an investment in this security.
(5)	Security is non-income producing.
(6)

The interest rate on these loans is subject to a base rate plus 3 Month (“3M”) LIBOR, which at December 31, 2014 was 0.26%. As the interest rate is subject to a minimum LIBOR floor which was greater than the 3M LIBOR rate at December 31, 2014, the prevailing rate in effect at December 31, 2014 was the base rate plus the LIBOR floor.

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
(13)

The interest rate on these loans is subject to a base rate plus 6 Month (“6M”) LIBOR, which at December 31, 2014 was 0.36%. As the interest rate is subject to a minimum LIBOR floor which was greater than the 6M LIBOR rate at December 31, 2014, the prevailing rate in effect at December 31, 2014 was the base rate plus the LIBOR floor.

SIERRA INCOME CORPORATION

Notes to Consolidated Financial Statements

December 31, 2015

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

On April 17, 2012, the Company successfully reached its minimum escrow requirement and officially commenced operations by issuing 1,108,033 shares of common stock to SIC Advisors for gross proceeds of $10,000,000. The Company’s offering period is currently scheduled to terminate on April 17, 2016, unless further extended. Since commencing its operations, the Company has sold a total of 82,623,649 shares of common stock, which includes shares issued as part of the distribution reinvestment plan (see Note 13), for total proceeds of $793.2 million, which includes the shares sold to SIC Advisors. The proceeds from the issuance of common stock are presented in the Company’s consolidated statements of changes in net assets and consolidated statements of cash flows and are presented net of selling commissions and dealer manager fees.

On August 15, 2013, the Company formed Arbor Funding LLC (“Arbor”), a wholly-owned financing subsidiary (see Note 5).

On June 18, 2014, the Company formed Alpine Funding LLC (“Alpine”), a wholly-owned financing subsidiary (see Note 6).

The Company has formed and expects to continue to form certain taxable subsidiaries (the “Taxable Subsidiaries”), which are taxed as corporations for U.S. federal income tax purposes. These Taxable Subsidiaries allow the Company to hold equity securities of portfolio companies organized as pass-through entities while continuing to satisfy the requirements of a RIC under the Code.

The Company’s investment objective is to generate current income, and to a lesser extent, long-term capital appreciation. The Company intends to meet its investment objective by investing primarily in the debt of privately owned U.S. companies with a focus on senior secured debt, second lien debt and, to a lesser extent, subordinated debt. The Company will originate transactions sourced through SIC Advisors’ direct origination network, and also expects to acquire debt securities through the secondary market. The Company may make equity investments in companies that it believes will generate appropriate risk adjusted returns, although it does not expect such investment to be a substantial portion of the portfolio.

Note 2. Significant Accounting Policies

Basis of Presentation

The Company follows the accounting and reporting guidance in the Financial Accounting Standards Board Accounting Standards Codification (“ASC”) Topic 946 — Financial Services, Investment Companies (“ASC 946”). The accompanying consolidated financial statements have been prepared on the accrual basis of accounting in conformity with U.S. generally accepted accounting principles (“GAAP”) and includes the accounts of the Company and its wholly-owned subsidiaries, Alpine, Arbor, and Taxable Subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. Additionally, the accompanying consolidated financial statements of the Company and related financial information have been prepared pursuant to the requirements for reporting on Form 10-K and Article 6 of Regulation S-X of the Securities Act of 1933. In the opinion of management, the audited financial results included herein contain all adjustments and reclassifications that are necessary for the fair presentation of financial statements for the periods included herein.

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

Fee income associated with investments in portfolio companies are recognized as income in the period that the Company becomes entitled to such fees. Other fees related to loan administration requirements are capitalized as deferred revenue and recorded into income over the respective period.

Prepayment penalties received by the Company for debt instruments paid back to the Company prior to the maturity date are recorded as income upon receipt.

The Company holds debt and preferred equity investments that contain a payment-in-kind (“PIK”) interest provision. PIK interest, which represents contractually deferred interest added to the investment balance that is generally due at maturity, is recorded on the accrual basis to the extent such amounts are expected to be collected. PIK interest is not accrued if the Company does not expect the issuer to be able to pay all principal and interest when due. For the years ended December 31, 2015, 2014, and 2013 the Company recorded $2,973,290, $382,780, and $580 in PIK interest, respectively.

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

Management reviews all loans that become 90 days or more past due on principal and interest or when there is reasonable doubt that principal or interest will be collected for possible placement on management’s designation of non-accrual status. Accrued interest is generally reserved when a loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment regarding collectability. Non-accrual loans are restored to accrual status when past due principal and interest is paid and, in management’s judgment, are likely to remain current, although the Company may make exceptions to this general rule if the loan has sufficient collateral value and is in the process of collection. At December 31, 2015, three portfolio companies were on non-accrual status with a fair value of $9,902,391 or 1.09% of the fair value of the Company’s portfolio. At December 31, 2014, one portfolio company was on non-accrual status with a fair value of $237,651 or 0.1% of the fair value of the Company’s portfolio.

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

The methodologies and information that the Company utilizes when applying the Market Approach for performing investments includes, among other things:

•	valuations of comparable public companies (“Guideline Comparable Approach”);

•	recent sales of private and public comparable companies (“Guideline Comparable Approach”);

•	recent acquisition prices of the company, debt securities or equity securities (“Acquisition Price Approach”);

•	external valuations of the portfolio company, offers from third parties to buy the company (“Estimated Sales Proceeds Approach”);

•	subsequent sales made by the company of its investments (“Expected Sales Proceeds Approach”); and

•	estimating the value to potential buyers.

The methodologies and information that the Company utilizes when applying the Income Approach for performing investments includes:

•	discounting the forecasted cash flows of the portfolio company or securities (“Discounted Cash Flow” or “DCF” Approach”); and

•	Black-Scholes model or simulation models or a combination thereof (Income Approach – Option Model) with respect to the valuation of warrants.

Over-the-counter derivative contracts, such as total return swaps (see Note 5) are fair valued using models that measure the change in fair value of reference assets underlying the swaps offset against any fees payable to the swap counterparty. The fair values of the reference assets underlying the swaps are determined using similar methods as described above for debt and equity investments where the Company also invests directly in such assets.

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

U.S. Federal Income Taxes

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

The Company will be subject to a nondeductible U.S. federal excise tax of 4% on undistributed income if it does not distribute at least 98% of its ordinary income in any calendar year and 98.2% of its capital gain net income for each one-year period ending on October 31 of such calendar year. To the extent that the Company determines that its estimated current year annual taxable income will be in excess of estimated current year dividend distributions for U.S. federal excise tax purposes, the Company accrues U.S. federal excise tax, if any, on estimated excess taxable income as taxable income is earned.

The Company’s Taxable Subsidiaries accrue income taxes payable based on the applicable corporate rates on the unrealized gains generated by the investments held by the Taxable Subsidiaries. As of December 31, 2015 and 2014, the Company recorded a deferred tax liability of $298,827 and $86,600, respectively, on the consolidated statements of assets and liabilities. The change in deferred tax liabilities is included as a component of net gain/(loss) on investments and total return swap on investments in the consolidated statements of operations.

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

The Company accounts for income taxes in conformity with ASC Topic 740 — Income Taxes (“ASC 740”). ASC 740 provides guidelines for how uncertain tax positions should be recognized, measured, presented and disclosed in financial statements. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions deemed to meet the “more-likely-than-not” threshold would be recorded as a tax benefit or expense in the current period. The Company recognizes interest and penalties, if any, related to unrecognized tax benefits as income tax expense in the consolidated statements of operations. There were no interest or penalties due to material uncertain income tax positions at December 31, 2015, 2014, or 2013.

Permanent differences between ICTI and net investment income for financial reporting purposes are reclassified among capital accounts in the financial statements to reflect their tax character. Differences in classification may also result from the treatment of short-term gains as ordinary income for tax purposes. During the years ended December 31, 2015, 2014, and 2013, the Company reclassified for book purposes amounts arising from permanent book/tax differences related to the different tax treatment of realized gain/(loss) on swaps, defaulted bonds and certain fee income as follows:

	As of December 31, 2015	As of December 31, 2014	As of December 31, 2013
Capital in excess of par value	$—	$6,728	$—
Accumulated undistributed net investment income (loss)	5,462,354	5,771,555	236,207
Accumulated net realized gain (loss) from investments	(5,462,354)	(5,778,283)	(236,207)

The following table reflects, for U.S. federal income tax purposes, the sources of the cash distributions that the Company has paid on its common stock during the years ended December 31, 2015, 2014 and 2013:

	Year ended December 31, 2015		Year Ended December 31, 2014		Year Ended December 31, 2013
Source of Distribution	Distribution Amount	Percentage	Distribution Amount	Percentage	Distribution Amount	Percentage
Return of capital from offering proceeds	$—	—%	$—	—%	$—	—%
Return of capital from borrowings	—	—	—	—	—	—
Ordinary income	40,302,852	70.9	20,880,983	72.5	6,032,061	100.0
Net realized gain	441,052	0.8	1,192,159	4.2	—	—
Return of capital (other)	16,060,726	28.3	6,719,353	23.3	—	—

Distributions on a tax basis:	$56,804,630	100.0%	$28,792,495	100.0%	$6,032,061	100.0%

For U.S. federal income tax purposes, the cost of investments owned at December 31, 2015, 2014, and 2013 was $954,019,208, $615,465,538, and $137,344,332, respectively. For the year ended December 31, 2015, gross unrealized appreciation and depreciation for U.S. federal income tax purposes were $3,009,097 and $(49,665,861), respectively, resulting in net unrealized depreciation of $(46,656,764). For the year ended December 31, 2014, gross unrealized appreciation and depreciation for U.S. federal income tax purposes were $2,524,081 and $1,074,526, respectively, resulting in net unrealized appreciation of $1,449,555. For the year ended December 31, 2013, gross unrealized appreciation and depreciation for U.S. federal income tax purposes were $1,379,930 and $922,725, respectively, resulting in net unrealized appreciation of $457,205.

At December 31, 2015, 2014, and 2013, the components of distributable earnings on a tax basis detailed below differ from the amounts reflected in the Company’s consolidated statements of assets and liabilities by temporary and other book/tax differences, primarily relating to the tax treatment of dividends payable, defaulted bonds, unamortized upfront fees and swap mark to market, as follows:

	As of December 31, 2015	As of December 31, 2014	As of December 31, 2013
Undistributed net investment income	$—	$—	$110,912
Accumulated capital gains (losses)	—	—	—
Other temporary differences	(1,798)	(2,315)	3,363
Post October loss deferrals	(11,580,851)	(9,376,397)	—
Capital loss carryover	—	—	(138,783)
Unrealized appreciation (depreciation)	(46,868,991)	1,783,789	457,205

Components of tax distributable earnings at year end	$(58,451,640)	$(7,594,923)	$432,697

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

Recent Accounting Pronouncements

In May 2015, the Financial Accounting Standards Board (“FASB”) issued ASU 2015-07 Fair Value Measurements: Disclosures for Investments in Certain Entities that Calculate Net Asset Value per Share (or Its Equivalent). The pronouncement removes the requirement to categorize within the fair value hierarchy all investments for which fair value is measured using NAV per share practical expedient. The pronouncement also removes the requirement to make certain disclosures for all investments that are eligible to be measured at fair value using the net asset value per share practical expedient. Rather, those disclosures are limited to the investments for which the entity has not elected to measure the fair value using that practical expedient. The Company has elected to early adopt the pronouncement for the current reporting period, which is permitted; therefore the Company excluded all investments in affiliated entities fair valued using the practical expedient from the fair value hierarchy.

In April 2015, the FASB issued ASU 2015-03 Interest — Imputation of Interest (“ASU 2015-03”). The pronouncement requires that debt issuance costs related to a recognized debt liability be presented in the consolidated statement of assets and liabilities as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The amendment becomes effective for financial statements issued for fiscal years that begin after December 15, 2015. ASU 2015-03 may be early adopted and applied retroactively. The Company has not elected to early adopt ASU 2015-03 and is considering its effects upon the financial statements.

In August, 2014, the FASB released Accounting Standards Update 2014-15, Presentation of Financial Statements — Going Concern (Subtopic 205-40) (“ASU 2014-15”). ASU 2014-15 requires the Company to evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern within the one year period subsequent to the date that the financial statements are issued or within the one year period subsequent the date that the financial statements are available to be issued. ASU 2014-15 becomes effective for fiscal periods ending after December 15, 2016; however, early adoption is permitted. The Company has not elected to early adopt ASU 2015-15 and is considering its effects upon the financial statements.

Note 3. Investments

The following table shows the composition of the Company’s portfolio investments by industry classification at fair value at December 31, 2015:

	Fair Value	Percentage
Services: Business	$158,521,476	17.5%
Automotive	88,543,148	9.8%
Hotel, Gaming & Leisure	75,913,663	8.4%
Banking, Finance, Insurance & Real Estate	67,384,528	7.4%
High Tech Industries	66,253,186	7.3%
Construction & Building	57,914,053	6.4%
Retail	57,645,912	6.3%
Aerospace & Defense	51,868,704	5.7%
Healthcare & Pharmaceuticals	46,118,747	5.1%
Multi-Sector Holdings	34,362,191	3.8%
Wholesale	33,495,926	3.7%
Telecommunications	30,687,067	3.4%
Energy: Oil & Gas	25,360,825	2.8%
Media: Advertising, Printing & Publishing	24,572,808	2.7%
Metals & Mining	19,383,182	2.1%
Media: Broadcasting & Subscription	16,358,521	1.8%
Capital Equipment	14,479,785	1.6%
Transportation: Cargo	11,993,622	1.3%
Beverage & Food	8,893,800	1.0%
Media: Diversified & Production	7,222,625	0.8%
Services: Consumer	6,348,660	0.7%
Chemicals, Plastics & Rubber	4,040,015	0.4%

Total	$907,362,444	100.0%

The following table shows the composition of the Company’s portfolio investments by industry classification at fair value at December 31, 2014. The December 31, 2014 industry classifications have been modified to conform with the December 31, 2015 industry classifications:

	Fair Value	Percentage
Hotel, Gaming & Leisure	$88,573,584	14.4%
Banking, Finance, Insurance & Real Estate	61,156,308	9.9%
Services: Business	53,687,500	8.7%
Automotive	44,416,367	7.2%
Construction & Building	43,348,118	7.0%
High Tech Industries	42,553,866	6.9%
Energy: Oil & Gas	39,601,364	6.4%
Retail	35,533,232	5.8%
Aerospace & Defense	34,687,649	5.6%
Telecommunications	33,044,290	5.4%
Media: Advertising, Printing & Publishing	26,765,353	4.3%
Wholesale	25,864,120	4.2%
Healthcare & Pharmaceuticals	24,687,379	4.0%
Metals & Mining	12,915,295	2.1%
Chemicals, Plastics & Rubber	12,599,867	2.0%
Transportation: Cargo	12,589,104	2.0%
Services: Consumer	11,484,637	1.9%
Media: Broadcasting & Subscription	6,533,857	1.1%
Consumer Goods: Non-durable	5,006,500	0.8%
Beverage & Food	1,866,703	0.3%

Total	$616,915,093	100.0%

See Note 5 for industry classifications of the underlying TRS reference assets as of December 31, 2015 and 2014.

The following table summarizes the amortized cost and the fair value of the Company’s portfolio investments as of December 31, 2015:

	Amortized Cost	Percentage	Value	Percentage
Senior secured first lien term loans	$538,120,165	56.1	$514,638,093	56.7%
Senior secured second lien term loans	300,961,738	31.4	278,645,462	30.7
Senior secured first lien notes	72,512,631	7.5	66,472,862	7.3
Sierra Senior Loan Strategy JV I LLC	34,272,500	3.6	34,362,191	3.8
Warrants/Equity	13,545,553	1.4	13,243,836	1.5

Total	$959,412,587	100.0%	$907,362,444	100.0%

The following table summarizes the amortized cost and the fair value of the Company’s portfolio investments as of December 31, 2014:

	Amortized Cost	Percentage	Fair Value	Percentage
Senior secured first lien term loans	$335,675,585	54.0%	$335,182,650	54.3%
Senior secured second lien term loans	223,990,513	36.1	221,863,203	35.9
Senior secured first lien notes	55,380,821	8.9	53,699,500	8.7
Senior secured second lien notes	986,238	0.2	1,008,274	0.2
Warrants/Equity	4,935,360	0.8	5,161,466	0.9

Total	$620,968,517	100.0%	$616,915,093	100.0%

The following table shows the composition of the Company’s portfolio investments by geography classification at fair value at December 31, 2015:

Geography	Fair Value	Percentage
United States	$900,652,429	99.3%
Canada	6,710,015	0.7

Total	$907,362,444	100.0%

The following table shows the composition of the Company’s portfolio investments by geography classification at fair value at December 31, 2014:

Geography	Fair Value	Percentage
United States	$609,615,543	98.8%
Canada	7,299,550	1.2

Total	$616,915,093	100.0%

During the year ended December 31, 2015, the Company had investments in portfolio companies designated as Controlled/affiliated investments under the 1940 Act. Transactions with control investments were as follows:

Name of Investment	Fair Value at December 31, 2014	Purchases (Sales) of/Advances (Distributions) to Affiliates	Transfers In/(Out) of Affiliates	Income Earned	Net change in unrealized appreciation/ (depreciation)	Fair Value at December 31, 2015	Capital Loss
Controlled/affiliated Investments
Nomida LLC, Equity(1)	$—	$5,400,000	$—	$—	$—	$5,400,000	$—
Nomida LLC, Senior secured first lien term loan(1)	$—	$8,100,000	$—	$101,250	$42	$8,100,042	$—
Sierra Senior Loan Strategy JV I LLC(2)	$—	$34,272,500	$—	$—	$89,691	$34,362,191	$—

Total	$—	$47,772,500	$—	$101,250	$89,733	$47,862,233	$—

(1)	Nomida LLC (“Nomida”) is a non-public real estate investment formed by the Company to purchase and develop a residential property. The Company is the sole equity shareholder of Nomida and has provided 100% of the debt financing to the entity. The Company acts as Nomida’s sole member responsible for Nomida’s daily operations. In addition, the Chief Financial Officer and Secretary of the Company also serves as President of Nomida. The assets of Nomida are comprised of a residential development property in the city of Chicago, IL and the proceeds of the loan from the Company; the liabilities of Nomida consist of the loan payable to the Company. Nomida is currently in the process of completing a development plan for the property and interviewing a property management company to assist with the construction of the project.

(2)	The Company and Great American Life Insurance Company (“GALIC”) are the members of Sierra Senior Loan Strategy JV I LLC (“Sierra JV”), a joint venture formed as a Delaware limited liability company that is not consolidated by either member for financial reporting purposes. The members of Sierra JV make capital contributions as investments by Sierra JV are completed, and all portfolio and other material decisions regarding Sierra JV must be submitted to Sierra JV’s board of managers, which is comprised of an equal number of members appointed by each of the Company and GALIC. Approval of Sierra JV’s board of managers requires the unanimous approval of a quorum of the board of managers, with a quorum consisting of equal representation of members appointed by each of the Company and GALIC. Because management of Sierra JV is shared equally between the Company and GALIC, the Company does not have operational control over the Sierra JV for purposes of the 1940 Act or otherwise.

Purchases (sales) of/advances (distributions) to controlled affiliates are included in the purchases and sales presented on the consolidated statements of cash flows for the year ended December 31, 2015. Transfers in/(out) of affiliates represents the fair value for the month an investment became or was removed as an affiliated investment. Income received from controlled affiliates is included in total investment income on the consolidated statements of operations for the year ended December 31, 2015.

As of December 31, 2014 the Company had no Controlled Investments or Affiliated Investments.

In connection with certain of the Company’s investments, the Company receives warrants which are obtained for the objective of increasing the total investment returns and are not held for hedging purposes. For the years ended December 31, 2015 and 2014, the total fair value of warrants were $2,535,133 and $2,191,466, respectively, and were included in investments at fair value on the consolidated statement of assets and liabilities. Total realized and change in unrealized gains related to warrants for the years ended December 31, 2015 and 2014 were $0 and $319,073, respectively and were recorded on the consolidated statement of operations in those accounts. The warrants are received in connection with individual investments and are not subject to master netting arrangements. The Company acquired warrants in 0 and 3 portfolio companies during the years ended December 31, 2015 and 2014, respectively.

As of December 31, 2015, the Company held loans it has made directly to 66 investee companies with aggregate principal amounts of $835.8 million. As of December 31, 2014, the Company held loans it has made directly to 47 investee companies with aggregate principal amounts of $476.4 million. During the years ended December 31, 2015 and 2014, the Company made 34 and 39 loans to investee companies, respectively, with aggregate principal amounts of $493.9 million and $440.5 million, respectively. The details of the Company’s loans have been disclosed on the consolidated schedule of investments as well as in Note 4.

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

As of December 31, 2015, Sierra JV had total capital commitments of $100.0 million with the Company providing $87.5 million and GALIC providing $12.5 million. Approximately $39.2 million was funded as of December 31, 2015 relating to these commitments, of which $34.3 million was from the Company.

On August 4, 2015, Sierra JV entered into a senior secured revolving credit facility (the “JV Facility”) led by Credit Suisse, AG with commitments of $100 million subject to leverage and borrowing base restrictions. On December 29, 2015, the JV Facility was amended and the total commitments were increased to $135,000,000. The JV Facility will bear interest at a rate of LIBOR (with no minimum) + 2.50% per annum. The revolving loan period ends on December 29, 2018 and the final maturity date is December 29, 2020. As of December 31, 2015, there was $52.7 million outstanding under the JV Facility.

As of December 31, 2015, Sierra JV had investments at a fair value of $88.2 million. Sierra JV’s portfolio was comprised of senior secured first lien loans to 17 different borrowers and none of the loans were on non-accrual status.

Below is a summary of Sierra JV’s portfolio, followed by a listing of the individual loans in Sierra JV’s portfolio as of December 31, 2015:

December 31, 2015
Senior secured loans(1)	$89,192,602
Weighted average current interest rate on senior secured loans(2)	6.85%
Number of borrowers in the Sierra JV	17
Largest loan to a single borrower(1)	$6,000,000
Total of five largest loans to borrowers(1)	$29,889,852

(1)	At par value.
(2)	Computed as the (a) annual stated interest rate on accruing senior secured loans, divided by (b) total senior secured loans at principal amount.

Company	Industry	Type of Investment	Coupon Rate	Maturity	Par Amount	Cost	Fair Value(1)	Unrealized Appreciation (Depreciation)
AccentCare, Inc.	Healthcare & Pharmaceuticals	Senior Secured First Lien Term loans(4)	LIBOR + 5.750%, 1.000% Floor	9/3/2021	4,700,000	4,655,267	4,653,000	(2,267)
Aperture Group, LLC	Banking, Finance, Insurance & Real Estate	Senior Secured First Lien Term loans(2)	LIBOR + 6.250%, 1.000% Floor	8/29/2019	4,987,406	4,987,406	4,987,406	—
CP Opco, LLC	Services: Consumer	Senior Secured First Lien Term loans(4)	LIBOR + 6.750%, 1.000% Floor	9/30/2020	5,000,000	4,972,077	5,000,000	27,923
CRGT Inc.	High Tech Industries	Senior Secured First Lien Term loans(4)	LIBOR + 6.500%, 1.000% Floor	12/19/2020	4,936,709	4,925,042	4,913,861	(11,181)
GTCR Valor Companies, Inc.	High Tech Industries	Senior Secured First Lien Term loans(4)	LIBOR + 5.000%, 1.000% Floor	5/30/2021	4,987,394	4,978,088	4,953,124	(24,964)
IPS Corporation	Wholesale	Senior Secured First Lien Term loans(3)	LIBOR + 6.250%, 1.000% Floor	2/5/2021	4,974,878	4,974,878	4,799,514	(175,364)
LanguageLine Inc.	Telecommunications	Senior Secured First Lien Term loans(4)	LIBOR + 5.500%, 1.000% Floor	7/7/2021	5,920,000	5,934,647	5,870,687	(63,960)
MB Aerospace ACP Holdings Corp.	Aerospace & Defense	Senior Secured First Lien Term loans(4)	LIBOR + 5.500%, 1.000% Floor	12/15/2022	6,000,000	5,940,000	5,940,000	—
New Media Holdings II LLC	Media: Advertising, Printing & Publishing	Senior Secured First Lien Term loans(4)	LIBOR + 6.250%, 1.000% Floor	6/4/2020	5,969,852	5,942,413	5,887,766	(54,647)
Physiotherapy Corporation	Healthcare & Pharmaceuticals	Senior Secured First Lien Term loans(4)	LIBOR + 4.750%, 1.000% Floor	6/4/2021	4,987,500	4,987,500	4,981,324	—
Quanex Building Products Corporation	Construction & Building	Senior Secured First Lien Term loans(2)	LIBOR + 5.250%, 1.000% Floor	11/2/2022	6,000,000	5,975,115	5,970,120	(4,995)
Sirius Computer Solutions, Inc.	Wholesale	Senior Secured First Lien Term loans(2)	LIBOR + 5.000%, 1.000% Floor	10/30/2022	4,943,820	4,846,701	4,844,944	(1,757)
Southwest Dealer Services, Inc.	Automotive	Senior Secured First Lien Term loans(2)	LIBOR + 6.000%, 1.000% Floor	3/16/2020	4,936,709	4,936,709	4,858,771	(77,938)
Sundial Brands LLC	Consumer goods: Non-durable	Senior Secured First Lien Term loans(4)	LIBOR + 6.250%, 1.000% Floor	10/19/2021	6,000,000	5,883,680	5,880,000	(3,680)
The Garretson Resolution Group, Inc.	Services: Business	Senior Secured First Lien Term loans(2)	LIBOR + 6.500%, 1.000% Floor	5/22/2021	4,937,500	4,937,500	4,932,631	—
Valence Surface Technologies, Inc.	Aerospace & Defense	Senior Secured First Lien Term Loans(4)	LIBOR + 5.500%, 1.000% Floor	6/13/2019	4,935,897	4,891,126	4,760,652	(130,474)
Z Gallerie LLC	Retail	Senior Secured First Lien Term loans(5)	LIBOR + 6.500%, 1.000% Floor	10/8/2020	4,974,937	4,974,937	4,931,131	(43,806)

					89,192,602	88,743,086	88,164,931	(567,110)

(1)

Represents the fair value in accordance with ASC820 as determined by the Board of managers of Sierra JV. The approval of the fair value of the portfolio investments held by Sierra JV is not included in the valuation process of the Board of Directors of the Company described elsewhere herein.

(2)

The interest rate on these loans is subject to a base rate plus 1 Month (“1M”) LIBOR, which at December 31, 2015 was 0.43%. As the interest rate is subject to a minimum LIBOR floor which was greater than the 1M LIBOR rate at December 31, 2015, the prevailing rate in effect at December 31, 2015 was the base rate plus the LIBOR floor.

(3)

The interest rate on these loans is subject to a base rate plus 2 Month (“2M”) LIBOR, which at December 31, 2015 was 0.51%. As the interest rate is subject to a minimum LIBOR floor which was greater than the 2M LIBOR rate at December 31, 2015, the prevailing rate in effect at December 31, 2015 was the base rate plus the LIBOR floor.

(4)

The interest rate on these loans is subject to a base rate plus 3 Month (“3M”) LIBOR, which at December 31, 2015 was 0.61%. As the interest rate is subject to a minimum LIBOR floor which was greater than the 3M LIBOR rate at December 31, 2015, the prevailing rate in effect at December 31, 2015 was the base rate plus the LIBOR floor.

(5)

The interest rate on these loans is subject to a base rate plus 6 Month (“6M”) LIBOR, which at December 31, 2015 was 0.85%. As the interest rate is subject to a minimum LIBOR floor which was greater than the 6M LIBOR rate at December 31, 2015, the prevailing rate in effect at December 31, 2015 was the base rate plus the LIBOR floor.

Below is certain summarized financial Information for the Sierra JV as of December 31, 2015 and for the period from July 15, 2015 (commencement of operations) through December 31, 2015:

As of December 31, 2015
Selected Consolidated Statement of Assets and Liabilities Information:
Investments in loans at fair value (cost: $88,743,086)	$88,164,931
Cash	12,185,795
Other Assets	263,302
Deferred Financing Costs (net of amortization of $85,636)	1,704,278

Total Assets	$102,318,306

Payable for unsettled trades	9,912,697
Senior credit facility payable	52,691,000
Interest payable	144,637
Other liabilities	302,280

Total liabilities	$63,050,614
Members’ equity	39,267,692

Total liabilities and net assets	$102,318,306

Period from July 15, 2015 (commencement of operations) through December 31, 2015
Selected Consolidated Statement of Operations Information:
Total revenues	$1,675,790
Total expenses	1,000,357
Net unrealized depreciation	(578,155)
Net realized losses	1,843

Net income	$99,121

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

The following table presents the fair value measurements of the Company’s total investments, by major class according to the fair value hierarchy, as of December 31, 2015:

Type of Investment	Level 1	Level 2	Level 3	Total
Asset
Senior secured first lien term loans	$—	$—	$514,638,093	$514,638,093
Senior secured first lien notes	—	18,995,362	47,477,500	66,472,862
Senior secured second lien term loans	—	—	278,645,462	278,645,462
Warrants/Equity	—	—	13,243,836	13,243,836
Money market fund	15,456,069	—	—	15,456,069

Total	$15,456,069	$18,995,362	$854,004,891	$888,456,322

Sierra Senior Loan Strategy JV I LLC				$34,362,191

Total Investments, at fair value				$922,818,513

Derivative Instrument-Long Exposure	Level 1	Level 2	Level 3	Total
Liability
Total return swap with Citibank, N.A.	$—	$—	$27,365,819	$27,365,819

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

The following table provides a reconciliation of the beginning and ending balances for total investments that use Level 3 inputs for the year ended December 31, 2015 based off of fair value hierarchy at December 31, 2015:

	Senior Secured First Lien Notes(1)	Senior Secured First Lien Term Loans	Senior Secured Second Lien Term Loans	Warrants/ Equity	Total Return Swap	Total
Balance, December 31, 2014	$43,912,887	$339,094,785	$217,951,068	$5,161,466	$(7,651,597)	$598,468,609
Purchases	17,515,625	319,093,252	106,750,688	8,188,095	—	451,547,660
Sales	(8,345,000)	(123,394,242)	(26,686,126)	—	—	(158,425,368)
Transfers in	1,050,888	—	—	—	—	1,050,888
Transfers out	(5,478,171)	—	—	—	—	(5,478,171)
Amortization of discount/(premium)	(2,198)	281,722	423,675	—	—	703,199
Paid-in-kind interest income	—	2,451,346	104,864	422,098	—	2,978,308
Net realized gains (losses)	(753,996)	130,359	260,269	—	—	(363,368)
Net change in unrealized appreciation/ (depreciation)	(422,535)	(23,019,129)	(20,158,976)	(527,823)	(19,714,222)	(63,842,685)

Balance, December 31, 2015	$47,477,500	$514,638,093	$278,645,462	$13,243,836	$(27,365,819)	$826,639,072

Change in net unrealized appreciation (depreciation) in investments held as of December 31, 2015(2)	$(458,450)	$(24,840,061)	$(19,293,757)	$(464,653)	$(19,714,222)	$(64,771,143)

(1)	Includes Assets previously classified as Senior Secured Second Lien Notes.
(2)	Amount is included in the related amount on investments and derivative instruments in the condensed consolidated statements of operations.

Transfers between levels of the fair value hierarchy are reported at the beginning of the reporting period in which they occur. During the year ended December 31, 2015, the Company recorded $5,478,171 in transfers from Level 3 to Level 2 due to an increase in observable inputs in market data and no other transfers between levels. During the year ended December 31, 2015, the Company recorded $1,050,888 in transfers from Level 2 to Level 3 due to a decrease in observable inputs in market data and no other transfers between levels.

The following table provides a reconciliation of the beginning and ending balances for total investments that use Level 3 inputs for the year ended December 31, 2014 based off of fair value hierarchy at December 31, 2014:

	Senior Secured First Lien Notes	Senior Secured Second Lien Notes(2)	Senior Secured First Lien Term Loans	Senior Secured Second Lien Term Loans	Warrants/ Equity	Total Return Swap	Total
Balance, December 31, 2013	$40,826,149	$6,346,526	$28,583,326	$56,481,247	$54,977	$351,396	$132,643,621
Purchases	54,677,725	—	384,004,945	223,252,578	4,718,478	—	666,653,726
Sales	(44,270,385)	(5,257,512)	(73,295,027)	(59,601,135)	(80,692)	—	(182,504,751)
Transfers in	1,008,274	—	—	—	—	—	—
Transfers out	(8,765,921)	(1,008,274)	—	—	—	—	(8,765,921)
Amortization of discount/(premium)	(25,065)	9,741	107,134	232,377	—	—	324,187
Paid-in-kind interest income	—	—	114,379	—	268,401	—	382,780
Net realized gains (losses)	1,387,799	141,943	39,133	(29,992)	—	—	1,538,883
Net change in unrealized appreciation/ (depreciation)	(925,689)	(232,424)	(459,105)	(2,384,007)	200,302	(8,002,993)	(11,803,916)

Balance, December 31, 2014	$43,912,887	$—	$339,094,785	$217,951,068	$5,161,466	$(7,651,597)	$598,468,609

Change in net unrealized appreciation (depreciation) in investments held as of December 31, 2014(1)	$(612,315)	$(86,225)	$(752,448)	$(2,088,094)	$437,133	$(8,002,993)	$(11,104,942)

(1)	Amount is included in the related amount on investments and derivative instruments in the condensed consolidated statements of operations.
(2)	Includes assets previously classified as senior secured first lien notes.

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

The following table presents the quantitative information about Level 3 fair value measurements of the Company’s total investments, as of December 31, 2015:

Company(1)	Fair Value	Valuation techniques(1)	Unobservable input(1)	Range (weighted average)
Senior Secured First Lien Term Loans	$439,536,490	Income Approach (DCF)	Market yield	6.48% - 47.96% (10.41%)
Senior Secured First Lien Term Loans	6,241,367	Market Approach (Guideline Comparable)	2015 Revenue Multiple and 2015 EBITDA Multiple	0.50x - 1.00x (1.00x)/3.50x - 4.50x (4.50x)
Senior Secured First Lien Term Loans	$13,839,943	Market Approach (Guideline Comparable)	LTM EBITDA Multiple	5.75x - 6.25x (5.75x)
Senior Secured First Lien Term Loans	$6,678,501	Market Approach (Guideline Comparable)	2015 Revenue Multiple, 2015 EBITDA Multiple, RGU Price	1.00x - 1.25x (1.13x)/12.00x - 13.00x (12.50x)/$393.75 - $525.00 ($459.38)
Senior Secured First Lien Term Loans	$48,341,792	Recent Arms-length transaction	Recent Arms-length transaction	N/A
Senior Secured First Lien Notes	$43,804,716	Income Approach (DCF)	Market yield	9.81% - 41.99% (12.94%)
Senior Secured First Lien Notes	$3,515,627	Recent Arms-length transaction	Recent Arms-length transaction	N/A
Senior Secured First Lien Notes	$157,156	Enterprise Valuation Analysis	EBITDA Multiple/Estimated Liquidation Proceeds	0.00x - 0.00 (0.00x) / $44.9M -$73.2M ($59.7M)
Senior Secured Second Lien Term Loans	$203,968,614	Income Approach (DCF)	Market yield	9.80% - 30.00% (11.55%)
Senior Secured Second Lien Term Loans	$14,441,745	Income Approach (DCF)	Market yield/Cost of equity	14.42% -14.42% (14.42%); 18.00% - 20.00% (19.00%)
Senior Secured Second Lien Term Loans	$1,700,247	Market Approach (Guideline Comparable)	Run-Rate EBITDA Multiple	3.50x - 4.50x (4.50x)
Senior Secured Second Lien Term Loans	$144,856	Market Approach (Guideline Comparable)	LTM and 2016 EBITDA Multiple	6.00x - 7.00x (7.00x)/6.00x - 7.00x (7.00x)
Senior Secured Second Lien Term Loans	$58,390,000	Recent Arms-length transaction	Recent Arms-length transaction	N/A
Equity/Warrants	$—	Enterprise Valuation Analysis	EBITDA Multiple/Estimated Liquidation Proceeds	0.00x - 0.00 (0.00x) / $44.9M - $73.2M ($59.7M)
Equity/Warrants	$3,267,264	Income Approach (DCF)	Market Yield	13.56% - 13.56% (13.56%)
Equity/Warrants	$500,892	Market Approach (Guideline Comparable)	2015 Revenue Multiple, 2015 EBITDA Multiple, RGU Price	1.00x - 1.25x (1.13x)/12.00x - 13.00x (12.50x)/$393.75 -$525.00 ($459.38)
Equity/Warrants	$2,535,132	Market Approach (Guideline Comparable	LTM and NTM EBITDA Multiple	7.75x - 8.00x (7.84x)/7.00x - 7.50x (7.32x)
Equity/Warrants	$—	Market Approach (Guideline Comparable)	2015 Revenue Multiple and 2015 EBITDA Multiple	0.50x - 1.00x (1.00x)/3.50x - 4.50x (4.50x)
Equity/Warrants	$—	Market Approach (Guideline Comparable)	LTM and NTM EBITDA Multiple	6.50x - 7.50x (7.00x)/6.50x - 7.50x (7.00x)
Equity/Warrants	$—	Market Approach (Guideline Comparable)	EBITDA Multiple	12.5x - 13.5x (13.5x)
Equity/Warrants	$661,640	Market Approach (Guideline Comparable)	LTM EBITDA Multiple	0.00x - 5.75x (4.0x)
Equity/Warrants	$6,278,907	Recent Arms-length transaction	Recent Arms-length transaction	N/A
Total return swap	$(27,365,819)	Income Approach (DCF)	Market yield of underlying assets	6.19% - 74.34% (11.12%)

Total	$826,639,072

(1)	Represents amounts used when the Company has determined that market participants would use such multiples when measuring the fair value of these investments.

The following table presents the quantitative information about Level 3 fair value measurements of the Company’s total investments, as of December 31, 2014:

	Fair Value	Valuation techniques	Unobservable input	Range (weighted average)
Senior secured first lien term loans	$335,182,650	Income Approach (DCF)	Market yield		7.23% - 17.63% (10.60%)
		Market Approach (Recent Acquisition Price)	Market yield		7.50% - 13.03% (10.11%)
Senior secured first lien notes	$42,904,613	Income Approach (DCF)	Market yield		8.50% - 16.30% (11.02%)
		Enterprise valuation analysis	EBITDA multiple(1) Estimated liquidation proceeds	$ ($	4.00x - 8.00x (2.00x) 189.1M -$222.4M 205.8)M
Senior secured second lien term loans	$221,863,203	Income Approach (DCF)	Market yield		6.71% - 15.27% (10.55%)
		Market Approach (Recent Acquisition Price)	Recent arms-length transaction		8.50% - 10.96% (10.32%)
Senior secured second lien notes	$1,008,274	Income Approach (DCF)	Market yield		12.16% - 12.16% (12.16%)
Warrants/Equity	$5,161,466	Enterprise valuation analysis	Estimated liquidation proceeds		—
		Market Approach (Guideline Comparable)	EBITDA multiple(1)		3.50x (14.00x)
		Income Approach (DCF)	EBITDA multiple(1)		13.14% -13.14% (13.14%)
Total return swap	$(7,651,597)	Market Approach (Recent Acquisition Price)	Recent arms-length transaction		N/A

Total	$598,468,609	Income Approach (DCF)	Market yield of underlying assets		5.84% -14.87% (8.43%)

(1)	Represents amounts used when the Company has determined that market participants would use such multiples when measuring the fair value of these investments.

The significant unobservable inputs used in the fair value measurement of the Company’s debt and derivative investments are market yields. Increases in market yields would result in lower fair value measurements.

The significant unobservable inputs used in the fair value measurement of the Company’s warrants/equity investments are comparable company multiples of Revenue or Earnings Before Interest Taxes Depreciation and Amortization (“EBITDA”) for the latest twelve months (“LTM”), next twelve months (“NTM”) or a reasonable period a market participant would consider. Increases in EBITDA multiples in isolation would result in higher fair value measurement.

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

SIC Advisors acts as the investment manager of Arbor and has discretion over the composition of the basket of loans underlying the TRS. The terms of the TRS are governed by an ISDA 2002 Master Agreement, the Schedule thereto and Credit Support Annex to such Schedule, and the Confirmation exchanged thereunder, between Arbor and Citibank, which collectively establish the TRS, and are collectively referred to herein as the “TRS Agreement”. On March 21, 2014, Arbor amended and restated its Confirmation Letter Agreement (the “Amended Confirmation Agreement”) with Citibank. The Amended Confirmation Agreement increases the maximum market value (determined at the time each such loan becomes subject to the TRS) of the portfolio of loans that Arbor may select from $100,000,000 to $200,000,000, and increased the interest rate payable to Citibank from LIBOR plus 1.30% per annum to LIBOR plus 1.35% per annum. Other than the foregoing, the Amended Confirmation Agreement did not change any of the other terms of the TRS.

On July 23, 2014, Arbor entered into the Second Amended and Restated Confirmation Letter Agreement (the “Second Amended Confirmation Agreement”) with CitiBank. The Second Amended Confirmation Agreement increases the maximum market value (determined at the time each such loan becomes subject to the TRS) of the portfolio of loans that Arbor may select from $200,000,000 to $350,000,000. Other than the foregoing, the Second Amended Confirmation Agreement did not change any of the other terms of the TRS.

On June 8, 2015, Arbor entered into the Third Amended and Restated Confirmation Letter Agreement (the “Third Amended Confirmation Agreement”) with CitiBank. The Third Amended Confirmation Agreement decreases the maximum market value (determined at the time each such loan becomes subject to the TRS) of the portfolio of loans that Arbor may select from $350,000,000 to $300,000,000. Other than the foregoing, the Third Amended Confirmation Agreement did not change any of the other terms of the TRS.

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

Arbor is required to pay a minimum usage fee in connection with the TRS of 1.35% on the amount equal to 85% of the average daily unused portion of the maximum amount permitted under the TRS. Such minimum usage fee will not apply during the first 365 days and last 60 days of the term of the TRS. Arbor will also pay Citibank customary fees in connection with the establishment and maintenance of the TRS. During the years ended December 31, 2015 and 2014, Arbor paid $636,962 and $0 in minimum usage fees, respectively.

Arbor is required to initially cash collateralize a specified percentage of each loan (generally 25% to 35% of the market value of such loan) included under the TRS in accordance with margin requirements described in the Amended TRS Agreement. As of December 31, 2015 and 2014, Arbor has posted $77,029,970 and $56,877,928, respectively, in collateral to Citibank in relation to the TRS which is recorded on the consolidated statements of assets and liabilities as cash collateral on total return swap. Arbor may be required to post additional collateral from time to time as a result of a decline in the mark-to-market value of the portfolio of loans subject to the TRS. The obligations of Arbor under the Amended TRS Agreement are non-recourse to the Company and the Company’s exposure under the Amended TRS Agreement is limited to the value of the Company’s investment in Arbor, which generally equals the value of cash collateral provided by Arbor under the Amended TRS Agreement.

In connection with the TRS, Arbor has made customary representations and warranties and is required to comply with various covenants, reporting requirements and other customary requirements for similar transactions. In addition to customary events of default and termination events included in the form ISDA 2002 Master Agreement, the Amended TRS Agreement contains the following termination events: (a) a failure to satisfy the portfolio criteria for at least 30 days; (b) a failure to post initial cash collateral or additional collateral as required by the Amended TRS Agreement; (c) a default by Arbor or the Company with respect to indebtedness in an amount equal to or greater than the lesser of $10,000,000 and 2% of the Company’s net asset value at such time; (d) a merger of Arbor or the Company meeting certain criteria; (e) the Company or Arbor amending their respective constituent documents to alter their investment strategy in a manner that has or could reasonably be expected to have a material adverse effect; and (f) SIC Advisors ceasing to be the investment manager of Arbor or to have authority to enter into transactions under the Amended TRS Agreement on behalf of Arbor, and not being replaced by an entity reasonably acceptable to Citibank. As of December 31, 2015 and December 31, 2014, the Company did not have any derivatives with contingent features in net liability positions; therefore, if a trigger event had occurred, no amount would have been required to be posted by the Company.

The Company’s maximum credit risk exposure as of December 31, 2015 and 2014 is $78,523,223 and $57,973,510, respectively, which is recorded on the consolidated statements of assets and liabilities as cash collateral on total return swap and receivable due on total return swap.

The Company’s receivable from Citibank represents realized amounts from payments on underlying loans in the total return swap portfolio which as of December 31, 2015 and 2014 was $1,493,253 and $1,095,582, respectively, which is recorded on the consolidated statements of assets and liabilities as receivable due on total return swap. The Company does not offset collateral posted in relation to the TRS with any unrealized appreciation or depreciation outstanding in the consolidated statements of assets and liabilities as of December 31, 2015 or December 31, 2014.

Transactions in total return swap contracts during the years ended December 31, 2015 and 2014 resulted in $11,574,160 and $6,387,860 in realized gains/(losses) and $(19,714,222) and $(8,002,993) in unrealized gains/(losses), respectively, which is recorded on the consolidated statements of operations.

The Company only held one derivative position as of the years ended December 31, 2015 and 2014 which is and was subject to a Master Agreement (“MA”). The following table represents the Company’s gross and net amounts after offset under MA of the derivative assets and liabilities presented by derivative type net of the related collateral pledged by the Company as of December 31, 2015 and 2014:

	Gross Derivative Assets/ (Liabilities) Subject to MA	Derivative Amount Available for Offset	Net Amount Presented in the Consolidated Statements of Assets and Liabilities	Cash Collateral Received	Net Amount of Derivative Assets/(Liabilities)
December 31, 2015
Total Return Swap(1)	$(27,365,819)	$—	$(27,365,819)	$—	$(27,365,819)

December 31, 2014
Total Return Swap(1)	$(7,651,597)	$—	$(7,651,597)	$—	$(7,651,597)

(1)

Cash was posted for initial margin requirements for the total return swap as of December 31, 2015 and 2014 and is reported on the consolidated statements of assets and liabilities as cash collateral on total return swap.

The following represents the volume of the Company’s derivative transactions during the years ended December 31, 2015 and 2014:

	Year ended December 31,
	2015	2014
Average notional par amount of contracts	$222,622,738	$141,623,592

The following is a summary of the TRS reference assets as of December 31, 2015:

Company(1)	Industry	Type of Investment	Coupon Rate	Maturity	Par Amount	Initial Notional Cost(2)	Fair Value	Unrealized Appreciation (Depreciation)
American Beacon Advisors Inc	Banking, Finance, Insurance & Real Estate	Senior Secured First Lien Term loans(7)	LIBOR + 4.500%, 1.00% Floor	4/30/2022	997,500	992,513	984,204	(8,309)
Answers Corporation	High Tech Industries	Senior Secured First Lien Term loans(5)	LIBOR + 5.250%, 1.00% Floor	10/1/2021	14,887,500	14,366,438	9,974,625	(4,391,813)
ANVC Merger Corp.	Aerospace & Defense	Senior Secured First Lien Term loans(7)	LIBOR + 4.500%, 1.00% Floor	2/18/2021	4,740,086	4,692,685	4,597,883	(94,802)
AP Gaming I, LLC	Hotel, Gaming & Leisure	Senior Secured Second Lien Term loans(7)	LIBOR + 8.250%, 1.000% Floor	12/20/2020	14,263,492	13,988,219	13,710,781	(277,438)
Asurion Corporation	Banking, Finance, Insurance & Real Estate	Senior Secured First Lien Term loans(7)	LIBOR + 3.750%, 1.25% Floor	5/24/2019	4,724,269	4,723,681	4,415,727	(307,954)
Atkore International, Inc	Metals & Mining	Senior Secured Second Lien Term loans(7)	LIBOR + 6.750%, 1.00% Floor	10/9/2021	10,000,000	10,032,500	8,700,000	(1,332,500)
Bowlmor AMF Corporation	Services: Consumer	Senior Secured First Lien Term loans(7)	LIBOR + 6.250%, 1.00% Floor	9/18/2021	8,910,000	8,776,350	8,783,745	7,395
CJ Holding Co.	Energy: Oil & Gas	Senior Secured First Lien Term loans(4)(5)	LIBOR + 5.500%, 1.00% Floor	3/24/2020	2,985,000	2,567,100	1,814,880	(752,220)
CSP Technologies North America, Inc	Containers, Packaging & Glass	Senior Secured First Lien Term loans(7)	LIBOR + 6.000%, 1.00% Floor	1/29/2022	9,925,000	9,726,500	9,726,500	—
Collective Brands Finance Inc.	Retail	Senior Secured First Lien Term loans(7)	LIBOR + 4.000%, 1.00% Floor	3/11/2021	5,910,000	5,887,838	3,376,088	(2,511,750)
Encompass Digital Media, Inc	Telecommunications	Senior Secured First Lien Term loans(5)	LIBOR + 4.500%, 1.000% Floor	6/6/2021	4,937,500	4,912,813	4,814,063	(98,750)
Fieldwood Energy LLC	Energy: Oil & Gas	Senior Secured Second Lien Term loans(8)	LIBOR + 7.125%, 1.250% Floor	9/30/2020	4,246,305	4,317,500	636,946	(3,680,554)
Genex Services, Inc.	Banking, Finance, Insurance & Real Estate	Senior Secured First Lien Term loans(5)	LIBOR + 4.250%, 1.000% Floor	5/30/2021	2,972,475	2,957,612	2,915,492	(42,120)
Hudson Products Holdings Inc	Capital Equipment	Senior Secured First Lien Term loans(7)	LIBOR + 4.000%, 1.000% Floor	3/15/2019	1,872,446	1,863,083	1,569,727	(293,356)
Iqor US Inc.	Services: Business	Senior Secured First Lien Term loans(7)	LIBOR + 5.00%, 1.000% Floor	4/1/2021	7,668,571	7,515,200	6,045,365	(1,469,835)
Isola USA	High Tech Industries	Senior Secured First Lien Term loans(7)	LIBOR + 8.250%, 1.000% Floor	11/29/2018	3,825,000	3,767,625	3,372,417	(395,208)
Language Line LLC	Telecommunications	Senior Secured First Lien Term loans(7)	LIBOR + 5.50%, 1.000% Floor	7/7/2021	3,293,750	3,260,813	3,266,314	5,501
Livingston International, Inc.	Transportation: Cargo	Senior Secured Second Lien Term loans(1)(4)(7)	LIBOR + 7.750%, 1.250% Floor	4/18/2020	1,954,783	1,969,443	1,804,239	(165,204)

Company(1)	Industry	Type of Investment	Coupon Rate	Maturity	Par Amount	Initial Notional Cost(2)	Fair Value	Unrealized Appreciation (Depreciation)
Maxim Crane Works LP	Capital Equipment	Senior Secured Second Lien Term loans(5)	LIBOR + 9.250%, 1.000% Floor	11/26/2018	6,500,000	6,590,000	6,370,000	(220,000)
Mohegan Tribal Gaming	Hotel, Gaming & Leisure	Senior Secured First Lien Term loans(7)	LIBOR + 4.500%, 1.000% Floor	11/19/2019	6,937,197	6,805,555	6,771,189	(34,366)
Nine West Holdings, Inc.	Consumer goods: Non- durable	Senior Secured First Lien Term loans(7)	LIBOR + 3.750%, 1.000% Floor	10/8/2019	5,925,000	5,910,188	4,094,175	(1,816,013)
Packaging Coordinators, Inc.	Containers, Packaging & Glass	Senior Secured First Lien Term loans(7)	LIBOR + 4.250%, 1.000% Floor	8/1/2021	4,950,000	4,900,500	4,900,500	—
Preferred Sands Holding Company, LLC	Construction & Building	Senior Secured First Lien Term loans(7)	LIBOR + 5.750%, 1.000% Floor	7/27/2020	6,930,000	6,860,700	3,205,125	(3,655,575)
Sungard Availability Services Capital Inc.	Services: Business	Senior Secured First Lien Term loans(5)	LIBOR + 5.000%, 1.000% Floor	3/31/2019	10,592,195	10,545,854	9,149,008	(1,396,846)
Tensar Corp.	Capital Equipment	Senior Secured First Lien Term loans(7)	LIBOR + 4.750%, 1.000% Floor	7/9/2021	11,880,000	11,761,200	10,083,150	(1,678,050)
Thomson Multimedia	Media: Advertising, Printing & Publishing	Senior Secured First Lien Term loans(5)	LIBOR + 6.000%, 1.000% Floor	3/31/2020	8,771,899	8,879,253	8,530,672	(348,581)
TravelCLICK, Inc	Hotel, Gaming & Leisure	Senior Secured First Lien Term loans(5)	LIBOR + 4.500%, 1.250% Floor	5/12/2021	9,817,247	9,719,074	9,424,557	(294,517)
Tribune Publishing Co.	Media: Advertising, Printing & Publishing	Senior Secured First Lien Term loans(5)	LIBOR + 4.750%, 1.000% Floor	8/4/2021	9,500,000	9,424,000	8,704,375	(719,625)
TTM Technologies Inc.	High Tech Industries	Senior Secured First Lien Term loans(4)(7)	LIBOR + 5.000%, 1.000% Floor	5/7/2021	3,990,000	3,850,350	3,600,975	(249,375)
US Shipping Partners LP	Transportation: Cargo	Senior Secured First Lien Term loans(7)	LIBOR + 4.250%, 1.000% Floor	6/26/2021	1,926,818	1,912,367	1,772,673	(139,694)
YP LLC	Media: Advertising, Printing & Publishing	Senior Secured First Lien Term loans(5)	LIBOR + 6.750%, 1.250% Floor	6/4/2018	3,130,435	3,153,913	3,091,531	(62,382)
YRC Worldwide Inc.	Transportation: Cargo	Senior Secured First Lien Term loans(4)(5)	LIBOR + 7.250%, 1.000% Floor	2/13/2019	9,837,312	9,825,123	8,525,703	(1,299,420)

					208,801,779	206,455,990	178,732,629	(27,723,361)
Total accrued interest income, net of expenses								357,542

Total unrealized depreciation on total return swap								($27,365,819)

(1)	All investments are domiciled in the United States except for Livingston International, Inc., which is domiciled in Canada.
(2)	Represents the initial amount of par of an investment in which the TRS is referenced.
(3)	The referenced asset or portion thereof is unsettled as of December 31, 2015.
(4)	The investment is not a qualifying asset under the Investment Company Act of 1940, as amended.
(5)

The interest rate on these loans is subject to a base rate plus 1 Month (“1M”) LIBOR, which at December 31, 2015 was 0.43%. As the interest rate is subject to a minimum LIBOR floor which was greater than the 1M LIBOR rate at December 31, 2015, the prevailing rate in effect at December 31, 2015 was the base rate plus the LIBOR floor.

(6)

The interest rate on these loans is subject to a base rate plus 2 Month (“2M”) LIBOR, which at December 31, 2015 was 0.51%. As the interest rate is subject to a minimum LIBOR floor which was greater than the 2M LIBOR rate at December 31, 2015, the prevailing rate in effect at December 31, 2015 was the base rate plus the LIBOR floor.

(7)

The interest rate on these loans is subject to a base rate plus 3 Month (“3M”) LIBOR, which at December 31, 2015 was 0.61%. As the interest rate is subject to a minimum LIBOR floor which was greater than the 3M LIBOR rate at December 31, 2015, the prevailing rate in effect at December 31, 2015 was the base rate plus the LIBOR floor.

(8)

The interest rate on these loans is subject to a base rate plus 6 Month (“6M”) LIBOR, which at December 31, 2015 was 0.85%. As the interest rate is subject to a minimum LIBOR floor which was greater than the 6M LIBOR rate at December 31, 2015, the prevailing rate in effect at December 31, 2015 was the base rate plus the LIBOR floor.

The following is a summary of the TRS reference assets as of December 31, 2014:

Company(1)	Industry(4)	Type of Investment	Coupon Rate	Maturity	Par Amount	Initial Notional Cost(2)	Fair Value	Unrealized Appreciation (Depreciation)
Answers Corporation	High Tech Industries	Senior Secured First Lien Term loans	LIBOR + 5.250%, 1.00% Floor	10/1/2021	15,000,000	$14,475,000	$14,212,500	$(262,500)
ANVC Merger Corp.	Aerospace & Defense	Senior Secured First Lien Term loans	LIBOR + 4.500%, 1.00% Floor	2/18/2021	4,962,500	4,912,875	4,863,250	(49,625)
AP Gaming I, LLC	Hotel, Gaming & Leisure	Senior Secured Second Lien Term loans	LIBOR + 8.250%, 1.000% Floor	12/20/2020	6,699,375	6,498,394	6,665,878	167,484
Asurion Corporation	Banking, Finance, Insurance & Real Estate	Senior Secured Second Lien Term loans	LIBOR + 3.750%, 1.25% Floor	5/24/2019	9,897,301	9,896,070	9,754,186	(141,884)
Atkore International, Inc.	Metals & Mining	Senior Secured Second Lien Term loans	LIBOR + 6.750%, 1.00% Floor	10/9/2021	10,000,000	10,032,500	9,750,000	(282,500)
Bowlmor AMF Corporation	Services: Consumer	Senior Secured First Lien Term loans	LIBOR + 6.250%, 1.00% Floor	9/18/2021	9,000,000	8,865,000	8,820,000	(45,000)
Collective Brands Finance Inc.	Retail	Senior Secured First Lien Term loans	LIBOR + 4.000%, 1.00% Floor	3/11/2021	5,970,000	5,947,613	5,432,700	(514,913)
Encompass Digital Media, Inc.	Telecommunications	Senior Secured First Lien Term loans	LIBOR + 4.500%, 1.000% Floor	6/6/2021	4,987,500	4,962,563	4,943,859	(18,704)
Fieldwood Energy LLC	Energy: Oil & Gas	Senior Secured First Lien Term loans	LIBOR + 7.125%, 1.250% Floor	9/30/2020	4,246,305	4,317,500	3,075,557	(1,241,943)
Flexera Software, Inc.	High Tech Industries	Senior Secured Second Lien Term loans	LIBOR + 7.000%, 1.000% Floor	4/2/2021	2,250,000	2,266,875	2,183,667	(83,208)
Genex Services, Inc.	Banking, Finance, Insurance & Real Estate	Senior Secured First Lien Term loans	LIBOR + 4.250%, 1.000% Floor	5/30/2021	1,995,000	1,985,025	1,977,544	(7,481)
Hudson Products Holdings, Inc.	Capital Equipment	Senior Secured First Lien Term loans	LIBOR + 4.000%, 1.000% Floor	3/15/2019	1,975,000	1,965,125	1,897,639	(67,486)
Iqor US, Inc.	Services: Business	Senior Secured First Lien Term loans	LIBOR + 5.000%, 1.000% Floor	4/1/2021	7,746,032	7,591,111	7,126,349	(464,762)
Isola USA	Capital Equipment	Senior Secured First Lien Term loans	LIBOR + 8.250%, 1.000% Floor	11/29/2018	3,925,000	3,866,125	3,962,768	96,643
Livingston International, Inc.	High Tech Industries	Senior Secured Second Lien Term loans	LIBOR + 7.750%, 1.250% Floor(1)(3)	4/18/2020	1,954,783	1,969,443	1,879,187	(90,256)
Maxim Crane Works LP	Capital Equipment	Senior Secured Second Lien Term loans	LIBOR + 9.250%, 1.000% Floor	11/26/2018	3,500,000	3,567,500	3,517,500	(50,000)
Mohegan Tribal Gaming	Hotel, Gaming, & Leisure	Senior Secured First Lien Term loans	LIBOR + 4.500%, 1.000% Floor	11/19/2019	1,985,000	1,965,150	1,903,833	(61,317)
Nine West Holdings, Inc.	Consumer goods: Non-durable	Senior Secured First Lien Term loans	LIBOR + 3.750%, 1.000% Floor	10/8/2019	5,985,000	5,970,038	5,588,494	(381,544)

Company(1)	Industry(4)	Type of Investment	Coupon Rate	Maturity	Par Amount	Initial Notional Cost(2)	Fair Value	Unrealized Appreciation (Depreciation)
Packaging Coordinators, Inc.	Containers, Packaging, & Glass	Senior Secured First Lien Term loans	LIBOR + 4.250%, 1.000% Floor	8/1/2021	5,000,000	4,950,000	4,812,500	(137,500)
Pharmed Group Corporation	Healthcare & Pharmaceuticals	Senior Secured First Lien Term loans	LIBOR + 3.250%, 1.000% Floor	1/28/2021	485,000	482,575	468,834	(13,741)
Pharmed Group Corporation	Healthcare & Pharmaceuticals	Senior Secured Second Lien Term loans	LIBOR + 6.750%, 1.000% Floor	1/28/2022	5,000,000	4,975,000	4,937,500	(37,500)
Polymer Group, Inc.	Chemicals, Plastics & Rubber	Senior Secured First Lien Term loans	LIBOR + 4.250%, 1.000% Floor	12/19/2019	3,979,360	3,974,397	3,914,695	(59,702)
Preferred Sands Holding Company, LLC	Construction & Building	Senior Secured First Lien Term loans	LIBOR + 5.750%, 1.000% Floor	7/31/2020	7,000,000	6,930,000	5,775,000	(1,155,000)
Sungard Availability Services Capital, Inc.	Services: Business	Senior Secured First Lien Term loans	LIBOR + 5.000%, 1.000% Floor	3/31/2019	11,940,000	11,887,763	10,578,840	(1,308,923)
Tensar Corp.	Capital Equipment	Senior Secured First Lien Term loans	LIBOR + 4.750%, 1.000% Floor	7/9/2021	12,000,000	11,880,000	10,740,000	(1,140,000)
Thomson Multimedia	Media: Advertising, Printing & Publishing	Senior Secured First Lien Term loans	LIBOR + 6.000%, 1.000% Floor	3/31/2020	5,970,000	6,073,281	5,902,838	(170,443)
TravelCLICK, Inc.	Hotel, Gaming, & Leisure	Senior Secured First Lien Term loans	LIBOR + 4.500%, 1.250% Floor	5/12/2021	14,963,449	14,813,815	14,738,998	(74,817)
Tribune Publishing Co.	Media: Advertising, Printing & Publishing	Senior Secured First Lien Term loans	LIBOR + 4.750%, 1.000% Floor	8/4/2021	10,000,000	9,920,000	9,850,000	(70,000)
Viking Acquisition, Inc.	Automotive	Senior Secured First Lien Term loans	LIBOR + 4.250%, 1.250% Floor	11/5/2016	3,660,571	3,665,146	3,613,276	(51,870)
Visant Corporation	Consumer goods: Durable	Senior Secured First Lien Term loans	LIBOR + 6.000%, 1.000% Floor	9/23/2021	15,000,000	14,700,000	14,550,000	(150,000)
YP, LLC	Media: Advertising, Printing & Publishing	Senior Secured First Lien Term loans	LIBOR + 6.750%, 1.250% Floor	6/4/2018	4,260,870	4,292,826	4,268,709	(24,117)
YRC Worldwide, Inc.	Transportation: Cargo	Senior Secured First Lien Term loans	LIBOR + 7.000%, 1.000% Floor	2/13/2019	9,937,437	9,925,124	9,831,902	(93,222)

						$209,523,834	$201,538,003	$(7,985,831)
Total accrued interest income, net of expenses								334,234

Total unrealized depreciation on total return swap								$(7,651,597)

(1)	All investments are domiciled in the United States except for Livingston International, Inc., which is domiciled in Canada.
(2)	Represents the initial amount of par of an investment in which the TRS is referenced.
(3)	The investment is not a qualifying asset under the 1940 Act.
(4)	The December 31, 2014 industry classifications have been modified to conform with the December 31, 2015 industry classifications.

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

ING Credit Facility

On November 24, 2014, the Company amended its existing senior secured syndicated revolving credit facility (the “ING Credit Facility”) pursuant to a Senior Secured Revolving Credit Agreement (the “Revolving Credit Agreement”) with certain lenders party thereto from time to time and ING Capital LLC, as administrative agent. The ING Credit Facility matures on December 4, 2017 and is secured by substantially all of the Company’s assets, subject to certain exclusions as further set forth in a Guarantee, Pledge and Security Agreement (the “Security Agreement”) entered into in connection with the Revolving Credit Agreement, among the Company, the Subsidiary Guarantors party thereto, ING Capital LLC, as Administrative Agent, each Financial Agent and Designated Indebtedness Holder party thereto and ING Capital LLC, as Collateral Agent. The ING Credit Facility also includes usual and customary representations, covenants and events of default for senior secured revolving credit facilities of this nature. On February 13, 2015 commitments to the ING credit facility were expanded from $150,000,000 to $170,000.000.

The ING Credit Facility allows for the Company, at its option, to borrow money at a rate of either (i) an alternate base rate plus 1.75% per annum or (ii) LIBOR plus 2.75% per annum. The interest rate margins are subject to certain step-downs upon the satisfaction of certain conditions described in the Revolving Credit Agreement. The alternate base rate will be the greatest of (i) the U.S. Prime Rate set forth in the Wall Street Journal, (ii) the federal funds effective rate plus 1/2 of 1%, and (iii) three month LIBOR plus 1.00%. As of December 31, 2015 and 2014, the commitment under the ING Credit Facility was $170,000,000 and $150,000,000, respectively, and the ING Credit Facility includes an accordion feature that allows for potential future expansion of the ING Credit Facility up to a total of $500,000,000. Availability of loans under the ING Credit Facility is linked to the valuation of the collateral pursuant to a borrowing base mechanism.

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

As of December 31, 2015 and 2014, the carrying amount of the Company’s borrowings under the ING Credit Facility approximated their fair value. The fair value of the Company’s debt obligation is determined in accordance with ASC 820, which defines fair value in terms of the price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The fair value of the Company’s borrowing under the ING Credit Facility is estimated based upon market interest rates of the Company’s borrowing or entities with similar credit risk, adjusted for nonperformance risk, if any. At December 31, 2015 and 2014, the ING Credit Facility would be deemed to be Level 3, as defined in Note 4.

As of December 31, 2015 and 2014, $1,061,595 and $1,992,919 of financing costs related to the ING Credit Facility have been capitalized and are being amortized over the respective terms, respectively. For the years ended December 31, 2015 and 2014, the Company recorded $4,118,971 and $2,653,616, respectively, of interest and financing expenses related to the ING Credit Facility, of which $3,431,490 and $2,049,638 was attributable to interest and $687,481 and $603,978 was attributable to amortization of deferred financing costs, respectively. As of December 31, 2015 and 2014, the Company’s outstanding borrowings under the ING Credit Facility were $145,000,000 and $115,000,000, respectively. For the year ended December 31, 2015, the Company’s weighted average outstanding debt balance and interest rate on the ING Credit Facility was $97,547,945 and 3.5% respectively. For the year ended December 31, 2014, the Company’s weighted average outstanding debt balance and interest rate on the ING Credit Facility was $58,538,462 and 3.2%, respectively.

Alpine Credit Facility

On July 23, 2014, the Company’s wholly-owned, special purpose financing subsidiary, Alpine, entered into a revolving credit facility (the “Alpine Credit Facility”) pursuant to a Loan Agreement with JPMorgan Chase Bank, National Association (“JPMorgan”), as administrative agent and lender, the Financing Providers from time to time party thereto, SIC Advisors, as the portfolio manager, and the Collateral Administrator, Collateral Agent and Securities Intermediary party thereto (the “Loan Agreement”). Alpine’s obligations to JPMorgan under the Alpine Credit Facility are secured by a first priority security interest in substantially all of the assets of Alpine, including its portfolio of loans. The obligations of Alpine under the Alpine Credit Facility are non-recourse to the Company.

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

Pursuant to a Sale and Contribution Agreement entered into between the Company and Alpine (the “Sale Agreement”) in connection with the Alpine Credit Facility, the Company may sell loans or contribute cash or loans to Alpine from time to time and will retain a residual interest in any assets contributed through its ownership of Alpine or will receive fair market value for any assets sold to Alpine. In certain circumstances the Company may be required to repurchase certain loans sold to Alpine. In addition to the acquisition of loans pursuant to the Sale Agreement, Alpine may purchase additional assets from various sources. Alpine has appointed SIC Advisors to manage its portfolio of assets pursuant to the terms of a Portfolio Management Agreement between SIC Advisors and Alpine.

As of December 31, 2015, the carrying amount of the Company’s borrowings under the Alpine Credit Facility approximated the fair value of the Company’s debt obligation. The fair value of the Company’s debt obligation is determined in accordance with ASC 820, which defines fair value in terms of the price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The fair value of the Company’s borrowings under the Alpine Credit Facility is estimated based upon market interest rates of the Company’s borrowings or entities with similar credit risk, adjusted for nonperformance risk, if any. At December 31, 2015, the Alpine Credit Facility would be deemed to be Level 3, as defined in Note 4.

As of December 31, 2015 and 2014, $2,177,809 and $1,050,000, respectively, of financing costs related to the Alpine Credit Facility has been capitalized and is being amortized over the respective terms. For the years ended December 31, 2015 and 2014, the Company recorded $7,071,908 and $1,192,092 of interest and financing expenses related to the Alpine Credit Facility, of which $6,530,916 and $1,088,751 was attributable to interest and $540,992 and $103,341 was attributable to amortization of deferred financing costs, respectively. As of December 31, 2015, the Company’s outstanding borrowing under the Alpine Credit Facility was $240,000,000. For the years ended December 31, 2015 and 2014, the Company’s weighted average outstanding debt balance and interest rate on the Alpine Credit Facility was $182,974,180 and 3.5% and $34,730,769 and 1.6%, respectively.

Note 7. Agreements

Investment Advisory Agreement

On April 5, 2012, the Company entered into an investment advisory agreement (“IAA”) with SIC Advisors to manage the Company’s investment activities. The IAA became effective as of April 17, 2012, the date that the Company met its minimum offering requirement. Pursuant to the 1940 Act, the initial term of the IAA was for two years from its effective date, with one-year renewals subject to approval by the Company’s board of directors, a majority of whom must be independent directors. On March 2, 2016, the Company’s board of directors approved the renewal of the IAA for an additional one-year term at an in-person meeting. Pursuant to the IAA, SIC Advisors implements the Company’s business strategy on a day-to-day basis and performs certain services for the Company, subject to oversight by the Company’s board of directors. SIC Advisors is responsible for, among other duties, determining investment criteria, sourcing, analyzing and executing investment transactions, asset sales, financings and performing asset management duties. Under the IAA, the Company has agreed to pay SIC Advisors a management fee for investment advisory and management services consisting of a base management fee and an incentive fee.

The base management fee is calculated at an annual rate of 1.75% of the Company’s gross assets payable quarterly in arrears. For purposes of calculating the base management fee, the term “gross assets” includes any assets acquired with the proceeds of leverage. “Gross assets” also includes any cash collateral posted with respect to the TRS, adjusted for realized and unrealized appreciation. For the first quarter of the Company’s operations, the base management fee was calculated based on the initial value of the Company’s gross assets. Subsequently, the base management fee is calculated based on the gross assets at the end of each completed calendar quarter. Base management fees for any partial quarter are appropriately prorated. For the years ended December 31, 2015, 2014, and 2013, the Company recorded an expense for base management fees of $17,234,293, $8,976,657, and $1,906,386, respectively, of which $4,686,096 and $3,271,387 were payable at December 31, 2015 and 2014, respectively.

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

For the years ended December 31, 2015, 2014, and 2013 the Company recorded a Subordinated Incentive Fee on Income of $4,434,352, $(183,617) and $182,989, respectively. As of December 31, 2015 and 2014, the Company recorded an incentive fee on net income payable of $1,795,268 and $0, respectively.

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

Under GAAP the Company calculates capital gains incentive fees as if the Company had realized all assets at their fair values and liabilities at their settlement amounts as of the reporting date. GAAP requires that the capital gains incentive fee accrual assume the cumulative aggregate unrealized capital appreciation is realized, even though such unrealized capital appreciation is not payable under the IAA. Accordingly, the Company accrues a provisional capital gains incentive fee taking into account any unrealized gains or losses. There can be no assurance that such unrealized capital appreciation will be realized in the future and that the provisional capital gains incentive fee will become payable.

For the years ended December 31, 2015, 2014, and 2013, the Company recorded a capital gains incentive fee of $0, $0 and $0, respectively. As of December 31, 2015 and 2014, the Company recorded a capital gains incentive fee payable of $0 and $0, respectively.

Prior to June 2, 2014, SIC Advisors bore all organizational and offering expenses, as defined in the IAA, on behalf of the Company until the Company’s gross proceeds in connection with the sale of its common stock exceeded $300,000,000. Beginning June 2, 2014, the Company is responsible for all ongoing organization and offering expenses.

Pursuant to the terms of the IAA, the Company has agreed to reimburse SIC Advisors for any such organizational and offering expenses incurred by SIC Advisors (“O&O Reimbursable Expenses”) prior to June 2, 2014 not to exceed 1.25% of the gross subscriptions raised by the Company over the course of the offering period, which is currently scheduled to terminate April 17, 2017, unless further extended.

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

As of February 2015, SIC Advisors has been fully reimbursed for all O&O Reimbursable Expenses from inception to date, which totaled $5,602,303. For the years ended December 31, 2015, 2014, and 2013, SIC Advisors incurred O&O Reimbursable Expenses of $0, $1,880,248 and $1,066,517, respectively. For the years ended December 31, 2015, 2014, and 2013 the Company reimbursed SIC Advisors $443,687, $4,640,250 and $1,761,943, respectively. As of December 31, 2015 and 2014, $0 and $73,799 have been accrued related to O&O Expenses to be reimbursed to SIC Advisors and are reflected in the consolidated statements of assets and liabilities as a component of due to affiliate, respectively.

Administration Agreement

On April 5, 2012, the Company entered into an administration agreement (the “Administration Agreement”) with Medley Capital LLC, pursuant to which Medley Capital LLC furnishes the Company with administrative services necessary to conduct its day-to-day operations. On February 28, 2013, Medley Capital LLC entered into a Sub-Administration Agreement with State Street Bank Global Fund Accounting and Custody to perform certain financial, accounting, administrative and other services on behalf of the Company. On March 2, 2016, the Company’s board of directors approved the renewal of the Administration Agreement for an additional one-year term at an in-person meeting. Medley Capital LLC is reimbursed for administrative expenses it incurs on the Company’s behalf in performing its obligations. Such costs are reasonably allocated to the Company on the basis of assets, revenues, time records or other reasonable methods. The Company does not reimburse Medley Capital LLC for any services for which it receives a separate fee or for rent, depreciation, utilities, capital equipment or other administrative items allocated to a controlling person of Medley Capital LLC. For the years ended December 31, 2015, 2014, and 2013 the Company recorded an expense of $2,261,789, $1,300,971, and $592,585 relating to administrator expenses. As of December 31, 2015 and 2014 the Company had $517,930 and $450,058 in administrator expenses payable, respectively.

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

For the years ended December 31, 2015, 2014 and 2013 the Company recorded net Expense Support Reimbursements of $6,283,327, $5,222,096, and $3,939,251, respect the consolidated statements of operations and gross Expense Support Reimbursements of $8,744,627 for the year ended December 31, 2015. Repayments of amounts paid by SIC Advisors to the Company under the Expense Support Agreement will be accrued as they become probable and estimable. As of December 31, 2015 and 2014, the Company recorded $7,314,867 and $6,995,930, respectively, in its consolidated statements of assets and liabilities as due from affiliate relating to the Expense Support Agreement. The Company refers to Expense Support Reimbursements that are eligible for reimbursement to SIC Advisors by virtue of having satisfied the conditions described above as a “Crystalized Reimbursement.” As of December 31, 2015 and 2014, the Company recorded $2,461,300 and $1,623,963, respectively, of Crystalized Reimbursements, of which $1,765,768 and $-0- was paid to the Company, and $695,533 and $1,623,963 was included in Due to Affiliate on the respective consolidated statements of assets and liabilities. As of December 31, 2015 and 2014 the total amounts eligible for reimbursement of the Company to SIC Advisors net of Crystalized Reimbursements was $16,824,125 and $10,540,799, respectively.

The following table provides information regarding liabilities incurred by SIC Advisors pursuant to the Expense Support Agreement as well as other information relating to the Company’s ability to reimburse SIC Advisors for such payments:

Quarter Ended	Amount of Expense Payment Obligation	Amount Repaid to SIC Advisors	Operating Expense Ratio(1)	Annualized Distribution Rate(2)	Eligible to be Repaid Through
June 30, 2012	$454,874	$454,874	6.13%	8.00%	June 30, 2015
September 30, 2012	437,303	437,303	4.05%	8.00%	September 30, 2015
December 31, 2012	573,733	573,733	3.91%	8.00%	December 31, 2015
March 31, 2013	685,404	685,404	1.71%	8.00%	March 31, 2016
June 30, 2013	732,425	732,425	1.00%	7.84%	June 30, 2016
September 30, 2013	1,262,848	382,967	0.83%	7.84%	September 30, 2016
December 31, 2013	1,258,575	—	0.45%	7.84%	December 31, 2016
March 31, 2014	1,313,470	—	0.45%	7.80%	March 31, 2017
June 30, 2014	2,143,066	—	0.38%	7.80%	June 30, 2017
September 30, 2014	1,717,593	123,025	0.38%	7.77%	September 30, 2017
December 31, 2014	1,585,471	—	0.47%	8.00%	December 31, 2017
March 31, 2015	1,993,518	—	0.43%	8.00%	March 31, 2018
June 30, 2015	2,148,462	—	0.31%	8.00%	June 30, 2018
September 30, 2015	627,752	—	0.32%	8.25%	September 30, 2018
December 31, 2015	3,974,895	—	0.40%	8.65%	December 31, 2018

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

Opportunities for co-investments may arise when SIC Advisors or an affiliated adviser becomes aware of investment opportunities that may be appropriate for the Company and other clients or affiliated funds. As a BDC, the Company was substantially limited in its ability to co-invest in privately negotiated transactions with affiliated funds until it obtained an exemptive order from the SEC on November 25, 2013 (the “Exemptive Order”). The Exemptive Order permits the Company to participate in negotiated co-investment transactions with certain affiliates, each of whose investment adviser is Medley LLC, the parent company of SIC Advisors, or an investment adviser controlled by Medley LLC, in a manner consistent with its investment objective, strategies and restrictions, as well as regulatory requirements and other pertinent factors. Co-investment under the Exemptive Order is subject to certain conditions therein, including the condition that, in the case of each co-investment transaction, the Company’s board of directors determines that it would be advantageous for the Company to co-invest in a manner described in the Exemptive Order. Before receiving the Exemptive Order, the Company only participated in co-investments that were allowed under existing regulatory guidance, such as syndicated loan transactions where price was the only negotiated term, which limited the types of investments that the Company could make. Please see Note 4 to the consolidated schedule of investments as of December 31, 2015 and 2014 for disclosures regarding securities also held by affiliated funds.

Note 9. Directors Fees

Prior to April 1, 2015, the Company’s independent directors each received an annual retainer fee of $30,000 and further received a fee of $2,500 ($1,000 for telephonic attendance) for each regularly scheduled board meeting and a fee of $1,000 for each special board meeting and all committee meetings as well as reimbursement of reasonable and documented out-of-pocket expenses incurred in connection with attending each board or committee meeting. In addition, the chairman of the audit committee received an annual retainer of $10,000, while the chairman of any other committee received an annual retainer of $2,500. Effective April 1, 2015, the Company’s independent directors each receive an annual retainer of $50,000 and further receive a fee of $4,000 ($2,000 for telephonic attendance) for each regularly scheduled board meeting and a fee of $2,000 for each special board meeting and all committee meetings as well as reimbursement of reasonable and documented out-of-pocket expenses incurred in connection with attending each board or committee meeting. In addition, the chairman of the audit committee receives an annual retainer of $15,000, while the chairman of any other committee receives an annual retainer of $5,000. For the years ended December 31, 2015, 2014, and 2013, the Company recorded directors’ fees expenses in General and Administrative expenses on the consolidated statement of operations of $247,625, $174,600, and $154,084, respectively, of which $0 and $0 was payable at December 31, 2015 and 2014, respectively.

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

The following table sets forth the computation of the weighted average basic and diluted net increase in net assets per share from operations for the years ended December 31:

	2015	2014	2013
Net increase/(decrease) in net assets from operations	$(10,112,813)	$14,052,250	$6,280,786
Weighted average common shares outstanding	70,648,292	35,425,825	7,426,660
Earnings per common share-basic and diluted	$(0.14)	$0.40	$0.85

Note 11. Commitments

The Company’s investment portfolio may contain debt investments that are in the form of lines of credit and unfunded delayed draw commitments, which require the Company to provide funding when requested by portfolio companies in accordance with the terms of the underlying loan agreements. As of December 31, 2015 and 2014 the Company had $14,170,243 and $12,625,200 unfunded of commitments under loan and financing agreements.

	As of
	December 31, 2015	December 31, 2014
Access Media Holdings LLC	$—	$144,424
Alpha Media LLC	1,645,313	—
Black Angus Steakhouses LLC	3,571,429	—
DHISCO Electronic Distributions, Inc.	1,904,762	1,904,762
First Boston Construction Holdings, LLC	2,636,719	—
Nation Safe Drivers Holdings, Inc.	—	2,440,421
Oxford Mining Company, LLC	—	8,135,593
Ship Supply Acquisition Corporation	3,048,780	—
Software Paradigms International Group, LLC	1,363,240	—

Total	$14,170,243	$12,625,200

Note 12. Fee Income

Fee income consists of origination/fee, amendment fee, prepayment penalty, administrative agent fee, transaction break-up fee and other miscellaneous fees. Origination fees, prepayment fees, amendment fees, and other similar fees are non-recurring fee sources. Such fees are received on a transaction by transaction basis and do not constitute a regular stream of income. The following tables summarize the Company’s fee income for the years ended December 31:

	2015	2014	2013
Origination fee	$8,083,672	$6,495,134	$311,145
Prepayment fee	1,169,105	889,548	29,900
Amendment fee	1,233,349	214,517	273,930
Administrative agent fee	32,152	26,738	1,726
Other fees	132,981	317,923	3,160

Other fee income	$10,651,257	$7,943,860	$619,861

Note 13. Distributions and Share Repurchase Plan Distributions

Distributions to common stockholders are recorded on the ex-dividend date. The amount to be paid out as a distribution is determined by the Company’s board of directors.

The Company has adopted an “opt in” distribution reinvestment plan (“DRIP”) pursuant to which the Company’s common stockholders may elect to have the full amount of any cash distributions reinvested in additional shares of the Company’s common stock. As a result, if the Company declares a cash dividend or other distribution, each stockholder that has “opted in” to the Company’s reinvestment plan will have their distributions automatically reinvested in additional shares of the Company’s common stock rather than receiving cash distributions. Stockholders who receive distributions in the form of shares of common stock will be subject to the same federal, state and local tax consequences as if they received cash distributions. For the year ended December 31, 2015, the Company distributed a total of $56,804,630, of which, $29,576,900 was in cash and $27,227,730 was in the form of common shares associated with the DRIP. For the year ended December 31,

2014, the Company distributed a total of $28,792,495, of which, $15,631,945, was in cash and $13,160,550 was in the form of common shares associated with the DRIP. For the year ended December 31, 2013, the Company distributed a total of $6,032,061, of which, $3,915,000, was in cash and $2,117,061 was in the form of common shares associated with the DRIP.

The following table reflects the cash distributions per share that the Company declared or paid to its stockholders for the years ended December 31, 2015, 2014 and 2013. Stockholders of record as of each respective record date were entitled to receive the distribution.

Record Date	Payment Date	Amount per share
January 15 and 31, 2013	January 31, 2013	0.03333
February 15 and 28, 2013	February 28, 2013	0.03333
March 15 and 29, 2013	March 29, 2013	0.03333
April 15 and 30, 2013	April 30, 2013	0.03333
May 15 and 31, 2013	May 31, 2013	0.03333
June 14 and 28, 2013	June 28, 2013	0.03333
July 15 and 31, 2013	July 31, 2013	0.03333
August 15 and 30, 2013	August 30, 2013	0.03333
September 13 and 30, 2013	September 30, 2013	0.03333
October 15 and 31, 2013	October 31, 2013	0.03333
November 15 and 29, 2013	November 29, 2013	0.03333
December 13 and 31, 2013	December 31, 2013	0.03333
January 15 and 31, 2014	January 31, 2014	0.03333
February 14 and 28, 2014	February 28, 2014	0.03333
March 14 and 31, 2014	March 31, 2014	0.03333
April 15 and 30, 2014	April 30, 2014	0.03333
May 15 and 30, 2014	May 30, 2014	0.03333
June 13 and 30, 2014	June 30, 2014	0.03333
July 15 and 31, 2014	July 31, 2014	0.03333
August 15 and 29, 2014	August 29, 2014	0.03333
September 15 and 30, 2014	September 30, 2014	0.03333
October 15 and 31, 2014	October 31, 2014	0.03333
November 14 and 28, 2014	November 28, 2014	0.03333
December 15 and 31, 2014	December 31, 2014	0.03333
January 15 and 30, 2015	January 30, 2015	0.03333
February 13 and 27, 2015	February 27, 2015	0.03333
March 13 and 31, 2015	March 31, 2015	0.03333
April 15 and 30, 2015	April 30, 2015	0.03333
May 15 and 29, 2015	May 29, 2015	0.03333
June 15 and 30, 2015	June 30, 2015	0.03333
July 15 and 31, 2015	July 31, 2015	0.03333
August 14 and 31, 2015	August 31, 2015	0.03333
September 15 and 30, 2015	September 30, 2015	0.03333
October 15 and 30, 2015	October 30, 2015	0.03333
November 13 and 30, 2015	November 30, 2015	0.03333
December 15 and 31, 2015	December 31, 2015	0.03333
January 15 and 29, 2016	January 29, 2016	0.03333
February 12 and 29, 2016	February 29, 2016	0.03333
March 15 and 31 2016	March 31, 2016	0.03333

The Company’s distributions may be funded from offering proceeds or borrowings, which may constitute a return of capital and reduce the amount of capital available to the Company for investment. Any capital returned to stockholders through distributions will be distributed after payment of fees and expenses.

The Company’s previous distributions to stockholders may have been funded from temporary Expense Support Reimbursements that may be subject to repayment to SIC Advisors, See Note 7. The portion of these distributions derived from temporary Expense Support Reimbursements were not based on the Company’s investment performance and may not continue in the future. If SIC Advisors had not agreed to make Expense Support Reimbursements, these distributions would have come from paid-in-capital. The reimbursement of these payments owed to SIC Advisors will reduce the future distributions to which stockholders would otherwise be entitled.

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

The following table reflects activity under the Company’s Share Repurchase Plan:

Offer Date	Quantity Offered	Price per Share	Repurchase Date	Repurchase Quantity
6/4/13	16,652	$9.18	—	—
8/8/13	32,627	$9.13	9/27/13	3,642
11/7/13	60,966	$9.14	12/19/13	5,826
3/12/14	120,816	$9.18	4/25/14	9,835
5/6/14	199,476	$9.20	6/13/14	17,777
8/5/14	294,068	$9.25	9/12/14	35,887
11/5/14	411,894	$9.22	12/24/14	411,894
3/4/15	535,571	$8.97	4/24/15	68,472
5/6/15	620,420	$8.98	6/24/15	90,916
8/5/15	727,654	$8.96	9/29/15	328,353
11/3/15	853,688	$8.56	12/23/15	285,559
3/2/16	959,436	$8.16	N/A	N/A

In the event of the death or disability of a stockholder, the Company will repurchase the shares held by such stockholder at a price equal to the net asset value per share of our shares as disclosed in the periodic report we file with the SEC immediately following the date of the death or disability of such stockholder. During the years ended December 31, 2015, 2014, and 2013 the Company repurchased 34,560, 3,000, and 0 due to death.

Note 14. Financial Highlights

The following is a schedule of financial highlights of the Company for the years ended December 31, 2015, 2014, 2013, and the period ended December 31, 2012:

	2015	2014	2013	For the Period from April 17, 2012 (commencement of operations) through December 31, 2012
Per Share Data:(1)
Net asset value at beginning of period	$8.97	$9.18	$8.96	$9.03
Net investment income/(loss)	0.66	0.55	0.72	0.33
Net realized gains/(losses) on investments and total return swap	0.16	0.20	0.01	0.01
Net unrealized appreciation/(depreciation) on investments and total return swap	(0.96)	(0.35)	0.12	(0.01)

Net increase/(decrease) in net assets	(0.14)	0.40	0.85	0.33
Distributions from return of capital	—	(0.19)	—	—
Distributions declared from net investment income(2)	(0.80)	(0.61)	(0.80)	(0.39)
Distributions from net realized capital gains	—	—	—	(0.01)

Total distributions to stockholders	(0.80)	(0.80)	(0.80)	(0.40)
Issuance of common stock above net asset value(3)	0.13	0.19	0.17	—
Net asset value at end of period	8.16	8.97	9.18	8.96
Total return based on net asset value(4)(5)	(0.46)%	6.48%	11.75%	3.35%
Portfolio turnover rate	23.66%	37.17%	51.30%	18.86%
Shares outstanding at end of period	82,623,649	54,260,324	16,663,500	2,300,573
Net assets at end of period	674,124,099	486,519,913	153,002,273	20,622,982
Ratio/Supplemental Data (annualized):
Ratio of net investment income/(loss) to average net assets(5)	7.57%	6.09%	7.56%	5.64	(6)%
Ratio of net expenses (including incentive fees) to average net assets(5)	6.37%	6.17%	3.77%	8.58	(6)%
Ratio of incentive fees to average net assets (non-annualized)	0.72%	(0.06)%	0.26%	0.01	(6)%
Supplemental Data (annualized):
Asset coverage ratio per unit(7)	$2,386	$2,211	$5,480	$2,189
Percentage of non-recurring fee income(8)	12.40%	20.10%	7.72%	0.55%
Ratio of net expenses (excluding incentive fees) to average net assets	5.65%	6.23%	3.51%	8.57	(6)%
Ratio of interest and financing related expenses to average net assets	1.62%	0.98%	0.26%	0.55	(6)%

(1)	The per share data was derived by using the weighted average shares outstanding during the years ended December 31, 2015, 2014, 2013 and the period ended December 31, 2012, which were 70,648,292, 35,425,825, 7,426,660 and 1,452,160 respectively.
(2)	The per share data for distributions is the actual amount of paid distributions per share during the period.
(3)	Shares issued under the DRIP (see Note 13) as well as the continuous issuance of shares of common stock may cause on incremental increase/decrease in net asset value per share due to the effect of issuing shares at amounts that differ from the prevailing net asset value at each issuance.
(4)	Total annual returns are historical and assume reinvestments of all dividends and distributions at prices obtained under the Company’s dividend reinvestment plan, and no sales charge.
(5)	Total returns, ratios of net investment income/(loss), and ratios of gross expenses to average net assets for the years ended December 31, 2015, 2014, 2013 and the period ended December 31, 2012 prior to the effect of the Expense Support and Reimbursement Agreement were as follows: total return (1.76)%, 5.00%, 8.88%, and (4.00)% and ratio of net investment income/(loss): 6.54%, 4.51%, 2.04%, and (12.01)% and ratio of gross expenses to average net assets: 7.39%, 7.87%, 9.61%, and 27.22%, respectively.

(6)	Annualized. The period from June 10, 2011 (inception) to April 16, 2012 is not presented as the Company had not commenced operations.
(7)	Asset coverage per unit is the ratio of the carrying value of the Company’s total consolidated assets for regulatory purposes, which includes the underlying fair value of net TRS, less all liabilities and indebtedness not represented by senior securities to the aggregate amount of Senior Securities representing indebtedness and the implied leverage on the TRS. Asset coverage per unit is expressed in terms of dollars per $1,000 of indebtedness. As of December 31, 2015, 2014, 2013 and the period ended December 31, 2012, the Company’s Asset Coverage Per Unit including unfunded commitments was $2,318, $2,141, $5,480, and $2,189, respectively.
(8)	Represents the impact of non-recurring fees over total investment income.

Note 15. Selected Quarterly Financial Data (unaudited)

	Quarter Ended
	December 31, 2015	September 30, 2015	June 30, 2015	March 31, 2015
Total Investment Income	$23,853,088	$23,479,346	22,300,447	16,006,819
Total Investment Income per Common Share	0.29	0.31	0.33	0.27
Net Investment Income	13,980,254	11,508,990	12,111,932	8,899,327
Net Investment Income per Common Share	0.17	0.15	0.18	0.15
Net Realized and Unrealized Gain (Loss)	(31,161,585)	(28,007,718)	(542,566)	3,098,553
Net Realized and Unrealized Gain (Loss) per Common Share	(0.38)	(0.38)	(0.01)	0.05
Net Increase (Decrease) in Net Assets Resulting from Operations	(17,181,331)	(16,498,728)	11,569,366	11,997,880
Basic and Diluted Earnings (Loss) per Common Share	(0.21)	(0.22)	0.17	0.21
Net Asset Value per Common Share at End of Quarter	8.16	8.56	8.96	8.98

	Quarter Ended
	December 31, 2014	September 30, 2014	June 30, 2014	March 31, 2014
Total Investment Income	$15,926,766	$12,054,651	$6,813,824	$4,596,214
Total Investment Income per Common Share	0.31	0.30	0.23	0.23
Net Investment Income	9,005,148	4,312,499	3,756,119	2,492,649
Net Investment Income per Common Share	0.18	0.11	0.13	0.12
Net Realized and Unrealized Gain (Loss)	(12,958,538)	2,010,264	3,479,210	1,954,899
Net Realized and Unrealized Gain (Loss) per Common Share	(0.25)	0.05	0.12	0.10
Net Increase (Decrease) in Net Assets Resulting from Operations	(3,953,390)	6,322,763	7,235,329	4,447,548
Basic and Diluted Earnings (Loss) per Common Share	(0.08)	0.16	0.25	0.22
Net Asset Value per Common Share at End of Quarter	8.97	9.22	9.25	9.20

	Quarter Ended
	December 31, 2013	September 30, 2013	June 30, 2013	March 31, 2013
Total Investment Income	$3,393,010	$2,029,631	$1,526,284	$1,058,077
Total Investment Income per Common Share	0.25	0.26	0.30	0.33
Net Investment Income	2,029,585	1,625,608	1,154,119	534,233
Net Investment Income per Common Share	0.15	0.21	0.22	0.17
Net Realized and Unrealized Gain (Loss)	925,855	(181,452)	(664,116)	856,954
Net Realized and Unrealized Gain (Loss) per Common Share	0.07	(0.02)	(0.13)	0.27
Net Increase (Decrease) in Net Assets Resulting from Operations	2,955,440	1,444,156	490,003	1,391,187
Basic and Diluted Earnings (Loss) per Common Share	0.22	0.18	0.09	0.43
Net Asset Value per Common Share at End of Quarter	9.18	9.14	9.13	9.18

Note 16. Subsequent Events

Management has evaluated subsequent events through the date of issuance of the consolidated financial statements included herein. There have been no subsequent events that occurred during such period that would require disclosure in this Form 10-K or would be required to be recognized in the consolidated financial statements as of and for the year ended December 31, 2015, except as disclosed below.

The Company issued common shares and received gross proceeds of approximately $26.1 million subsequent to December 31, 2015.

The Company extended the Expense Support Agreement from December 31, 2015 through March 31, 2016 subsequent to December 31, 2015.

Note 17. Tax Information (unaudited)

The Form 1099-DIV you receive will show the tax status of all distributions paid to your account in calendar year 2015. Shareholders are advised to consult their own tax advisor with respect to the tax consequences of their investment in the Company. As required by the Internal Revenue Code and/or regulations, shareholders must be notified regarding the status of capital gains dividends

Capital Gains Dividends

The Company hereby designates as a capital gain dividend with respect to the taxable year ended December 31, 2015, $441,052 or, if subsequently determined to be different, the amount included within the Company’s 2015 tax filing.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer, under the supervision and with the participation of our management, conducted an evaluation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. As of the end of the period covered by this annual report on Form 10-K, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

(b) Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Exchange Act Rule 13a-15(f), and for performing an assessment of the effectiveness of internal control over financial reporting as of December 31, 2015. Internal control over financial reporting is a process designed by, or under the supervision of, our principal executive and principal financial officers, or persons performing similar functions, and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Management performed an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2015 based upon the criteria set forth in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our assessment, management determined that our internal control over financial reporting was effective as of December 31, 2015.

(c) Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act that occurred during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by Item 10 is hereby incorporated by reference from our definitive Proxy statement relating to our 2016 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of our fiscal year.

Item 11.	Executive Compensation

The information required by Item 11 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2016 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of our fiscal year.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2016 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of our fiscal year.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by Item 13 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2016 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of our fiscal year.

Item 14.	Principal Accountant Fees and Services

The information required by Item 14 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2016 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of our fiscal year.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)	The following documents are filed as part of this Annual Report:

1. The following consolidated financial statements are set forth in Item 8:

3. Exhibits required to be filed by Item 601 of Regulation S-K

Please note that the agreements included as exhibits to this Form 10-K are included to provide information regarding their terms and are not intended to provide any other factual or disclosure information about us or the other parties to the agreements. The agreements contain representations and warranties by each of the parties to the applicable agreement that have been made solely for the benefit of the other parties to the applicable agreement and may not describe the actual state of affairs as of the date they were made or at any other time.

The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC:

3.1	Articles of Incorporation of the Registrant(1)

3.2	Articles of Amendment of the Registrant(1)

3.3	Articles of Amendment and Restatement of the Registrant(3)

3.4	Second Articles of Amendment and Restatement of the Registrant(6)

3.5	Form of Articles Supplementary Electing to be Subject to Subtitle 8 of the Maryland General Corporation Law(19)

3.6	Form of Bylaws of the Registrant(1)

10.1	Form of Subscription Agreement(15)

10.2	Amended and Restated Distribution Reinvestment Plan(8)

10.3	Investment Advisory Agreement(5)

10.4	Form of Amended and Restated Dealer Manager Agreement(15)

10.5	Form of Participating Broker-Dealer Agreement (Included as Exhibit A to the Form of Amended and Restated Dealer Manager Agreement)(15)

10.6	Custodian Agreement(2)

10.7	Form of Administration Agreement(2)

10.8	Form of License Agreement(5)

10.9	Form of Escrow Agreement(4)

10.10	Expense Support and Reimbursement Agreement(7)

10.11	ISDA 2002 Master Agreement, together with the Schedule thereto and Credit Support Annex to such Schedule, each dated as of August 27, 2013, by and between Arbor Funding LLC and Citibank, N.A.(9)

10.12	Confirmation Letter Agreement, dated as of August 27, 2013, by and between Arbor Funding LLC and Citibank, N.A.(9)

10.13	Confirmation Letter Agreement, dated as of March 21, 2014, by and between Arbor Funding LLC and Citibank, N.A.(10)

10.14	Senior Secured Revolving Credit Agreement among the Company as borrower, the Lenders party thereto, and ING Capital LLC, as Administrative Agent, dated December 4, 2013(11)

10.15	Guarantee, Pledge and Security Agreement among the Company, the Subsidiary Guarantors party thereto, ING Capital LLC, as Administrative Agent, each Financial Agent and Designated Indebtedness Holder party thereto and ING Capital LLC, as Collateral Agent, dated December 4, 2013(11)

10.16	Control Agreement among the Company, ING Capital LLC, as collateral agent, and State Street Bank and Trust Company, as the Company’s Custodian, dated December 4, 2013(11)

10.17	Loan Agreement, dated as of July 23, 2014, by and among Alpine Funding LLC, as company, JPMorgan Chase Bank, National Association, as administrative agent, the Financing Providers from time to time party thereto, SIC Advisors LLC, as the portfolio manager, and the Collateral Administrator, Collateral Agent and Securities Intermediary party thereto(12)

10.18	Sale and Contribution Agreement, dated as of July 23, 2014, by and between Sierra Income Corporation, as seller, and Alpine Funding LLC, as purchaser(12)

10.19	Portfolio Management Agreement, dated as of July 23, 2014, by and between Alpine Funding LLC, as borrower and SIC Advisors LLC, as portfolio manager(12)

10.20	Second Amended and Restated Confirmation Letter Agreement, dated as of July 23, 2014, by and between Arbor Funding LLC and Citibank, N.A.(12)

10.21	Amendment No. 2 to the Senior Secured Revolving Credit Agreement, dated as of August 21, 2014, by and among the Company as borrower, SIC RT1 LLC, as Subsidiary Guarantor, the Lenders party thereto and ING Capital LLC, as Administrative Agent(13)

10.22	Amendment No. 3 to the Senior Secured Revolving Credit Agreement, dated as of August 21, 2014, by and among the Company as borrower, SIC RT1 LLC, as Subsidiary Guarantor, the Lenders party thereto and ING Capital LLC, as Administrative Agent(14)

10.23	Amendment No. 1 to the Loan Agreement, dated as of July 23, 2014, by and among Alpine Funding LLC, as borrower, JPMorgan Chase Bank, National Association, as administrative agent, the Financing Providers from time to time party thereto, SIC Advisors LLC, as the portfolio manager, and the Collateral Administrator, Collateral Agent and Securities Intermediary party thereto(16)

10.24	Limited Liability Company Operating Agreement of Sierra Senior Loan Strategy JV I LLC, dated March 27, 2015(17)

10.25	Third Amended and Restated Confirmation Letter Agreement, dated as of June 8, 2015, by and between Arbor Funding LLC and Citibank, N.A.(18)

11	Computation of Per Share Earnings (included in the notes to the financial statements contained in this report)

12	Computation of Ratio of Earnings to Fixed Charges (included in the notes to the financial statements contained in this report)

14	Code of Ethics(2)

21	List of Subsidiaries*

24	Power of Attorney (included on the signature page hereto)

31.1	Certification by Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification by Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

*	Filed herewith.
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
(15)

Previously filed in connection with Registrant’s Pre-Effective Amendment No. 3 to its Registration Statement on Form N-2 (File No. 333-200595), filed on September 23, 2015, and incorporated by reference herein.

(16)	Previously filed as an exhibit to Registrant’s Current Report on Form 8-K filed on February 10, 2015, and incorporated by reference herein.
(17)	Previously filed as an exhibit to Registrant’s Current Report on Form 8-K filed on March 30, 2015, and incorporated by reference herein.
(18)	Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on June 9, 2015, and incorporated by reference herein.
(19)

Previously filed in connection with Registrant’s Pre-Effective Amendment No. 4 to its Registration Statement on Form N-2 (File No. 333-200595), filed on October 6, 2015, and incorporated by reference herein.

SIGNATURES

Pursuant to the requirements Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: March 8, 2016	Sierra Income Corporation.

	By	/s/ Seth Taube
Seth Taube Chief Executive Officer (Principal Executive Officer)

	By	/s/ Richard T. Allorto, Jr.
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

Signature	Title	Date

/s/ Seth Taube	Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)	March 8, 2016

/s/ Richard T. Allorto, Jr.	Chief Financial Officer (Principal Financial and Accounting Officer)	March 8, 2016

/s/ Brook Taube	Director	March 8, 2016

/s/ Oliver T. Kane	Director	March 8, 2016

/s/ Valerie Lancaster Beal	Director	March 8, 2016

/s/ Steve Byers	Director	March 8, 2016