Form 10-Q
period 2016-03-31
Sierra Income Corp
filed 2016-05-11
CIK 1523526

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2016

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number 814-00924

Sierra Income Corporation

(Exact name of registrant as specified in its charter)

Maryland	45-2544432
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

280 Park Avenue, 6th Floor East

New York, NY 10017

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

As of May 10, 2016, the Registrant had 89,343,600 shares of common stock, $0.001 par value, outstanding.

Sierra Income Corporation

Consolidated Statements of Assets and Liabilities

	As of
	March 31, 2016	December 31, 2015
	(unaudited)
ASSETS
Investments at fair value
Non-controlled/non-affiliated investments (amortized cost of $943,993,627 and $911,640,087, respectively)	$883,881,911	$859,500,211
Controlled/affiliated investments (amortized cost of $48,035,000 and $47,772,500, respectively)	48,097,635	47,862,233

Total investments at fair value	931,979,546	907,362,444
Cash and cash equivalents	90,633,768	93,658,142
Cash collateral on total return swap (Note 5)	82,929,970	77,029,970
Due from affiliate (Note 7)	9,419,764	7,314,867
Interest receivable from non-controlled/non-affiliated investments	6,363,964	7,354,828
Receivable due on total return swap (Note 5)	1,887,198	1,493,253
Unsettled trades receivable	329,943	270,936
Interest receivable from controlled/affiliated investments	306,000	101,250
Prepaid expenses and other assets	54,149	121,098

Total assets	$1,123,904,302	$1,094,706,788

LIABILITIES
Revolving credit facilities payable (net of deferred financing costs of $2,944,684 and $3,239,404, respectively)	$357,055,316	$381,760,596
Unrealized depreciation on total return swap (Note 5)	30,041,130	27,365,819
Unsettled trades payable	22,587,078	—
Management fee payable	4,797,629	4,686,096
Incentive fees	2,271,763	1,795,268
Accounts payable and accrued expenses	1,602,883	2,181,149
Interest payable	1,535,763	1,281,471
Administrator fees payable	583,206	517,930
Due to affiliate (Note 7)	—	695,533
Deferred tax liability	371,412	298,827

Total liabilities	$420,846,180	$420,582,689

Commitments (Note 11)

NET ASSETS
Common shares, par value $0.001 per share, 250,000,000 common shares authorized, 87,481,561 and 82,623,649 common shares issued and outstanding, respectively	$87,482	$82,624
Capital in excess of par value	772,169,114	732,493,115
Accumulated distribution in excess of net realized gain/(loss) from investments and total return swap	2,498,053	(1,797)
Accumulated undistributed net investment income	18,678,496	21,178,346
Net unrealized appreciation/(depreciation) on investments and total return swap, net of provision for taxes of $(284,812) and $(212,227), respectively	(90,375,023)	(79,628,189)

Total net assets	703,058,122	674,124,099

Total liabilities and net assets	$1,123,904,302	$1,094,706,788

NET ASSET VALUE PER SHARE	$8.04	$8.16

See accompanying notes to the consolidated financial statements.

Sierra Income Corporation

Consolidated Statements of Operations

	For the three months ended March 31,
	2016	2015
	(unaudited)	(unaudited)
INVESTMENT INCOME
Interest from investments
Non-controlled/non-affiliated investments:
Cash	$19,320,321	$14,332,341
Payment-in-kind	1,572,630	347,153
Controlled/affiliated investments:
Cash	931,000	—

Total interest income	21,823,951	14,679,494
Fee income	1,395,212	1,327,074
Interest from cash	7,342	251

Total investment income	23,226,505	16,006,819

EXPENSES
Base management fee	4,797,629	3,720,397
Interest and financing expenses	3,440,717	1,832,631
Incentive fee	2,271,763	270,497
General and administrative expenses	1,489,963	1,335,315
Offering costs	763,199	392,753
Administrator expenses	583,206	555,749
Professional fees	563,220	549,981
Organizational and offering costs reimbursed to SIC Advisors (Note 7)	—	443,687

Total gross expenses	13,909,697	9,101,010
Net expense support reimbursement (Note 7)	(5,204,896)	(1,993,518)

Net expenses	8,704,801	7,107,492

NET INVESTMENT INCOME	14,521,704	8,899,327

Net realized gain/(loss) from non-controlled/non-affiliated investments	69,938	(745,665)
Net realized gain on total return swap (Note 5)	2,429,912	2,900,317
Net change in unrealized appreciation/(depreciation) on non-controlled/non-affiliated investments	(7,971,840)	(1,863,116)
Net change in unrealized appreciation/(depreciation) on controlled/affiliated investments	(27,098)	—
Net change in unrealized appreciation/(depreciation) on total return swap (Note 5)	(2,675,311)	2,807,017
Change in provision for deferred taxes on unrealized gain on investments	(72,585)	—

Net gain/(loss) on investments and total return swap	(8,246,984)	3,098,553

NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS	$6,274,720	$11,997,880

WEIGHTED AVERAGE — BASIC AND DILUTED EARNINGS PER COMMON SHARE	$0.07	$0.21
WEIGHTED AVERAGE — BASIC AND DILUTED NET INVESTMENT INCOME PER COMMON SHARE	$0.17	$0.15
WEIGHTED AVERAGE COMMON STOCK OUTSTANDING — BASIC AND DILUTED (Note 10)	84,845,431	58,356,637
DIVIDENDS DECLARED PER COMMON SHARE	$0.20	$0.20

See accompanying notes to the consolidated financial statements.

Sierra Income Corporation

Consolidated Statements of Changes in Net Assets

	For the three months ended March 31,
	2016	2015
	(unaudited)	(unaudited)
INCREASE/(DECREASE) FROM OPERATIONS
Net investment income	$14,521,704	$8,899,327
Net realized gain/(loss) on investments	69,938	(745,665)
Net realized gain on total return swap (Note 5)	2,429,912	2,900,317
Net change in unrealized appreciation/(depreciation) on investments	(7,998,938)	(1,863,116)
Net change in unrealized appreciation/(depreciation) on total return swap (Note 5)	(2,675,311)	2,807,017
Change in provision for deferred taxes on unrealized gain on investments	(72,585)	—

Net increase in net assets resulting from operations	6,274,720	11,997,880

SHAREHOLDER DISTRIBUTIONS
Distributions from net investment income (Note 2)	(17,021,554)	(11,809,067)

Net decrease in net assets from shareholder distributions	(17,021,554)	(11,809,067)

COMMON SHARE TRANSACTIONS
Issuance of common shares, net of underwriting costs	31,597,060	72,566,865
Issuance of common shares pursuant to distribution reinvestment plan	8,083,797	5,571,374

Net increase in net assets resulting from common share transactions	39,680,857	78,138,239

Total increase in net assets	28,934,023	78,327,052
Net assets at beginning of period	674,124,099	486,519,913

Net assets at end of period (including accumulated undistributed net investment income of $18,678,496 and $6,608,601, respectively)	$703,058,122	$564,846,965

Net asset value per common share	$8.04	$8.98
Common shares outstanding, beginning of period	82,623,649	54,260,324
Issuance of common shares	3,867,185	8,033,670
Issuance of common shares pursuant to distribution reinvestment plan	990,727	619,042

Common shares outstanding, end of period	87,481,561	62,913,036

See accompanying notes to the consolidated financial statements.

Sierra Income Corporation

Consolidated Statements of Cash Flows

	For the three months ended March 31,
	2016	2015
	(unaudited)	(unaudited)
Cash flows from operating activities
NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS	$6,274,720	$11,997,880
ADJUSTMENT TO RECONCILE NET INCREASE/(DECREASE) IN NET ASSETS FROM OPERATIONS TO NET CASH USED IN OPERATING ACTIVITIES
Payment-in-kind interest income	(1,572,630)	(347,153)
Net amortization of premium on investments	(169,352)	(191,008)
Amortization of deferred financing costs	313,470	(1,303,623)
Net realized (gain)/loss on investments	(69,938)	745,666
Net change in unrealized (appreciation)/depreciation on investments	7,998,938	1,863,116
Net change in unrealized (appreciation)/depreciation on total return swap (Note 5)	2,675,311	(2,807,017)
Purchases and Originations	(79,189,827)	(103,820,422)
Proceeds from sale of investments and principal repayments	48,385,707	4,272,799
(Increase)/decrease in operating assets:
Cash collateral on total return swap (Note 5)	(5,900,000)	(848,412)
Unsettled trades receivable	(59,007)	37,210
Due from affiliate	(2,104,897)	2,765,526
Interest receivable	786,114	(976,625)
Receivable due on total return swap (Note 5)	(393,945)	(955,936)
Prepaid expenses and other assets	66,949	56,923
Increase/(decrease) in operating liabilities:
Unsettled trades payable	22,587,078	(11,055,000)
Management fee payable	111,533	449,010
Accounts payable and accrued expenses	(578,266)	52,291
Incentive fee payable	476,495	270,497
Administrator fees payable	65,276	103,786
Interest payable	254,292	336,649
Deferred tax liability	72,585	323,287
Due to affiliate	(695,533)	(1,574,737)

NET CASH USED IN OPERATING ACTIVITIES	(664,927)	(100,605,293)

Cash flows from financing activities
Borrowings under revolving credit facility	—	100,000,000
Repayments of revolving credit facility	(25,000,000)	(65,000,000)
Proceeds from issuance of common stock, net of underwriting costs	31,597,060	72,566,865
Payment of cash dividends	(8,937,757)	(6,237,693)
Financing costs paid	(18,750)	—

NET CASH PROVIDED BY/(USED IN) FINANCING ACTIVITIES	(2,359,447)	101,329,172

TOTAL INCREASE/(DECREASE) IN CASH	(3,024,374)	723,879
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	93,658,142	65,749,154

CASH AND CASH EQUIVALENTS, END OF PERIOD	$90,633,768	$66,473,033

Supplemental Information:
Cash paid during the period for interest	$3,186,425	$1,495,982
Supplemental non-cash information:
Payment-in-kind interest income	$1,572,630	$347,153
Amortization of deferred financing costs	$313,470	$1,303,623
Net amortization of premium on investments	$169,352	$191,008
Issuance of common shares in connection with distribution reinvestment plan	$8,083,797	$5,571,374

See accompanying notes to the consolidated financial statements.

Sierra Income Corporation

Consolidated Schedule of Investments

As of March 31, 2016

(unaudited)

Company(1)	Industry	Type of Investment	Maturity	Par Amount	Cost	Fair Value	% of Net Assets(2)
Non-controlled/non-affiliated investments – 125.7%
AAR Intermediate Holdings, LLC	Energy: Oil & Gas	Senior Secured First Lien Term Loans LIBOR + 14.000% PIK, 1.000% LIBOR Floor(3)(4)(5)	3/30/2019	$11,254,083	$10,781,086	$6,043,330	0.9%
		Warrants to purchase 0.625% of outstanding company equity(4)(6)	3/30/2019	—	790,778	—	0.0%

				11,254,083	11,571,864	6,043,330
Access Media Holding LLC	Media: Broadcasting & Subscription	Common Stock(4)(6)		—	—	—	0.0%
		Preferred Equity Series A (12.000%)(4)		1,432,412	1,432,412	462,870	0.1%
		Preferred Equity Series AA (12.000%)(4)		238,000	238,000	238,000	0.0%
		Senior Secured First Lien Term Loans 5.000%, 5.000% PIK(4)	7/22/2020	6,763,266	6,763,266	6,763,266	1.0%

				8,433,678	8,433,678	7,464,136
Advanced Diagnostic Holdings LLC	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loans LIBOR + 8.750%, 0.875% Floor(3)(4)	12/11/2020	15,457,036	15,457,036	15,457,036	2.2%

				15,457,036	15,457,036	15,457,036
Alpha Media LLC	Media: Broadcasting & Subscription	Senior Secured First Lien Term Loans LIBOR + 6.000%, 1.000% Floor(7)	2/25/2022	9,750,000	9,311,250	9,311,250	1.3%

				9,750,000	9,311,250	9,311,250
American Beacon Advisors, Inc.(8)	Banking, Finance, Insurance & Real Estate	Senior Secured Second Lien Term Loans LIBOR + 8.750%, 1.000% Floor(7)	4/30/2023	6,000,000	5,889,572	5,877,000	0.8%

				6,000,000	5,889,572	5,877,000
Anaren, Inc.	Aerospace & Defense	Senior Secured Second Lien Term Loans LIBOR + 8.250%, 1.000% Floor(7)	8/18/2021	10,000,000	9,921,151	9,554,200	1.4%

				10,000,000	9,921,151	9,554,200
APCO Holdings, Inc.	Automotive	Senior Secured First Lien Term Loans LIBOR + 6.000%, 1.000% Floor(7)	1/29/2022	4,500,000	4,368,266	4,365,000	0.6%

				4,500,000	4,368,266	4,365,000
Aperture Group, LLC	Banking, Finance, Insurance & Real Estate	Senior Secured First Lien Term Loans LIBOR + 6.250%, 1.000% Floor(3)	8/29/2019	2,425,283	2,416,495	2,413,763	0.3%

				2,425,283	2,416,495	2,413,763

See accompanying notes to consolidated financial statements.

Company(1)	Industry	Type of Investment	Maturity	Par Amount	Cost	Fair Value	% of Net Assets(2)
Associated Asphalt Partners, LLC	Chemicals, Plastics & Rubber	Senior Secured First Lien Notes 8.500%(9)(10)	2/15/2018	1,778,000	1,785,091	1,804,670	0.3%

				1,778,000	1,785,091	1,804,670
Asurion Corp.(8)	Banking, Finance, Insurance & Real Estate	Senior Secured Second Lien Term Loans LIBOR + 7.500%, 1.000% Floor(7)	3/3/2021	7,000,000	6,944,272	6,518,750	0.9%

				7,000,000	6,944,272	6,518,750
Atrium Innovations, Inc.(11)	Healthcare & Pharmaceuticals	Senior Secured Second Lien Term Loans LIBOR + 6.750%, 1.000% Floor(7)	8/13/2021	5,000,000	4,980,652	4,229,700	0.6%

				5,000,000	4,980,652	4,229,700
Aviation Technical Services, Inc.	Aerospace & Defense	Senior Secured Second Lien Term Loans LIBOR + 8.500%, 1.000% Floor(3)(4)	3/31/2022	$22,500,000	$22,500,000	$22,500,000	3.2%

				22,500,000	22,500,000	22,500,000
Backcountry.com, LLC	Retail	Senior Secured First Lien Term Loans LIBOR + 7.250%, 1.000% Floor(3)(4)	6/30/2020	34,919,270	34,919,270	34,683,565	4.9%

				34,919,270	34,919,270	34,683,565
Bennu Oil & Gas, LLC	Energy: Oil & Gas	Senior Secured Second Lien Term Loans LIBOR + 8.500%, 1.250% Floor, 2.500% PIK(7)	11/1/2018	5,574,581	5,571,458	1,700,247	0.2%

				5,574,581	5,571,458	1,700,247
Birch Communications, Inc.	Telecommunications	Senior Secured First Lien Term Loans LIBOR + 6.750%, 1.000% Floor(4)(7)	7/18/2020	14,437,500	14,225,815	14,111,646	2.0%

				14,437,500	14,225,815	14,111,646
Black Angus Steakhouses LLC	Hotel, Gaming & Leisure	Revolver LIBOR + 9.000%, 1.000% Floor(3) (4) (12)	4/24/2020	669,643	669,643	658,348	0.1%
		Senior Secured First Lien Delayed Draw LIBOR + 9.000%, 1.000% Floor(3)(4)(12)	4/24/2020	—	—	—	0.0%
		Senior Secured First Lien Term Loans LIBOR + 9.000%, 1.000% Floor(3)(4)(12)	4/24/2020	20,022,321	20,022,321	19,813,797	2.8%

				20,691,964	20,691,964	20,472,145
Brundage-Bone Concrete Pumping, Inc.	Construction & Building	Senior Secured First Lien Notes 10.375%(9)(10)	9/1/2021	7,500,000	7,621,284	7,500,000	1.1%

				7,500,000	7,621,284	7,500,000

See accompanying notes to consolidated financial statements.

Company(1)	Industry	Type of Investment	Maturity	Par Amount	Cost	Fair Value	% of Net Assets(2)
Capstone Nutrition	Healthcare & Pharmaceuticals	Common Stock(4)(6)		—	300,000	—	0.0%
		Common Stock, Class B(4)(6)		—	9	—	0.0%
		Common Stock, Class C(4)(6)		—	—	—	0.0%
		Senior Secured First Lien Term Loans LIBOR + 12.500%, 1.000% Floor, PIK(4)(5)(7)	4/28/2019	21,202,725	21,202,725	13,071,904	1.9%

				21,202,725	21,502,734	13,071,904
Charming Charlie LLC	Retail	Senior Secured First Lien Term Loans LIBOR + 8.000%, 1.000% Floor(7)	12/24/2019	8,832,581	8,847,220	8,302,803	1.2%

				8,832,581	8,847,220	8,302,803
Collective Brands Finance, Inc.(8)	Retail	Senior Secured Second Lien Term Loans LIBOR + 7.500%, 1.000% Floor(7)	3/11/2022	6,000,000	6,016,192	2,522,580	0.4%

				6,000,000	6,016,192	2,522,580
ContMid Intermediate, Inc.	Automotive	Senior Secured Second Lien Term Loans LIBOR + 9.000%, 1.000% Floor(3)(4)	10/25/2019	27,908,193	27,908,193	27,742,140	3.9%

				27,908,193	27,908,193	27,742,140
ConvergeOne Holdings Corp.	Telecommunications	Senior Secured Second Lien Term Loans LIBOR + 8.000%, 1.000% Floor(3)(4)	6/17/2021	$12,500,000	$12,399,154	$11,999,500	1.7%

				12,500,000	12,399,154	11,999,500
Cornerstone Chemical Company	Chemicals, Plastics & Rubber	Senior Secured First Lien Notes 9.375%(9)(10)	3/15/2018	4,970,000	4,825,146	4,665,588	0.7%

				4,970,000	4,825,146	4,665,588
CP OpCo, LLC	Services: Consumer	Senior Secured First Lien Term Loans LIBOR + 6.750%, 1.000% Floor(4)(7)	9/30/2020	3,000,000	3,000,000	2,981,670	0.4%

				3,000,000	3,000,000	2,981,670
CRGT, Inc.	High Tech Industries	Senior Secured First Lien Term Loans LIBOR + 6.500%, 1.000% Floor(4)(7)	12/19/2020	4,751,582	4,751,582	4,715,613	0.7%

				4,751,582	4,751,582	4,715,613
DHISCO Electronic Distribution, Inc.	Hotel, Gaming & Leisure	Senior Secured First Lien Term Loans LIBOR + 9.000% PIK, 1.500% Floor(3)(4)	2/10/2018	4,137,934	4,137,934	4,039,907	0.6%
		Senior Secured First Lien Term Loans LIBOR + 9.000%, 1.500% Floor(3)(4)(12)	11/10/2019	19,523,810	19,523,809	19,098,190	2.7%
		Warrants to purchase 4.2% of the outstanding equity(4)(6)	2/10/2018	—	769,231	192,308	0.0%

				23,661,744	24,430,974	23,330,405

See accompanying notes to consolidated financial statements.

Company(1)	Industry	Type of Investment	Maturity	Par Amount	Cost	Fair Value	% of Net Assets(2)
Drew Marine Partners, LP	Transportation: Cargo	Senior Secured Second Lien Term Loans LIBOR + 7.000%, 1.000% Floor(7)	5/19/2021	10,000,000	10,063,662	9,455,700	1.3%

				10,000,000	10,063,662	9,455,700
Dynamic Energy Services International LLC	Energy: Oil & Gas	Senior Secured First Lien Term Loans LIBOR + 8.500%, 1.000% Floor(4)(13)	3/6/2018	9,000,000	9,000,000	8,981,010	1.3%

				9,000,000	9,000,000	8,981,010
EarthLink, Inc.(11)	Telecommunications	Senior Secured First Lien Notes 7.375%(9)(10)	6/1/2020	2,450,000	2,441,116	2,523,500	0.4%

				2,450,000	2,441,116	2,523,500
Elite Comfort Solutions LLC	Chemicals, Plastics & Rubber	Senior Secured First Lien Term Loans LIBOR + 6.500%, 1.000% Floor(3)(12)	1/15/2021	5,517,241	5,517,241	5,517,241	0.8%

				5,517,241	5,517,241	5,517,241
First Boston Construction Holdings, LLC	Banking, Finance, Insurance & Real Estate	Preferred Equity(4)(6)		991,406	991,406	991,406	0.1%
		Senior Secured First Lien Notes 12.000%(4)(12)	12/31/2020	3,965,625	3,965,625	3,965,625	0.6%

				4,957,031	4,957,031	4,957,031
FKI Security Group LLC	Capital Equipment	Senior Secured First Lien Term Loans LIBOR + 8.500%, 1.000% Floor(3)(4)	3/30/2020	14,718,750	14,718,750	14,323,846	2.0%

				14,718,750	14,718,750	14,323,846
Frontier Communications Corp.(11)	Telecommunications	Senior Secured First Lien Notes 10.250%(9)(10)	9/15/2022	2,000,000	2,000,000	2,020,000	0.3%

				2,000,000	2,000,000	2,020,000
Gastar Exploration USA, Inc.	Energy: Oil & Gas	Senior Secured First Lien Notes 8.625%(9)(10)	5/15/2018	5,400,000	5,408,872	3,456,000	0.5%

				5,400,000	5,408,872	3,456,000
Genex Holdings, Inc.(8)	Banking, Finance, Insurance & Real Estate	Senior Secured Second Lien Term Loans LIBOR + 7.750%, 1.000% Floor(7)	5/30/2022	$9,500,000	$9,527,725	$9,194,765	1.3%

				9,500,000	9,527,725	9,194,765
GK Holdings, Inc.	Services: Business	Senior Secured Second Lien Term Loans LIBOR + 9.500%, 1.000% Floor(3)	1/20/2022	10,000,000	10,000,000	9,421,600	1.3%

				10,000,000	10,000,000	9,421,600
Green Field Energy Services, Inc.	Energy: Oil & Gas	Senior Secured First Lien Notes 13.000%(4)(5)(9)	11/15/2016	766,616	754,547	157,156	0.0%
		Warrants/Equity(4)(6)		—	29,000	—	0.0%

				766,616	783,547	157,156

See accompanying notes to consolidated financial statements.

Company(1)	Industry	Type of Investment	Maturity	Par Amount	Cost	Fair Value	% of Net Assets(2)
GTCR Valor Companies, Inc.	High Tech Industries	Senior Secured First Lien Term Loans LIBOR + 5.000%, 1.000% Floor(7)	5/30/2021	2,906,485	2,882,822	2,866,550	0.4%
		Senior Secured Second Lien Term Loans LIBOR + 8.500%, 1.000% Floor(7)	11/30/2021	4,000,000	3,966,928	3,839,400	0.5%

				6,906,485	6,849,750	6,705,950
HBC Holdings LLC	Wholesale	Senior Secured First Lien Term Loans LIBOR + 5.750%, 1.000% Floor(4)(7)	3/30/2020	14,775,000	14,775,000	13,959,420	2.0%

				14,775,000	14,775,000	13,959,420
Heligear Acquisition Co.	Aerospace & Defense	Senior Secured First Lien Notes 10.250%(4)(9)	10/15/2019	15,000,000	15,000,000	15,333,450	2.2%

				15,000,000	15,000,000	15,333,450
Hill International, Inc.(11)	Construction & Building	Senior Secured First Lien Term Loans LIBOR + 6.750%, 1.000% Floor(4)(7)	9/26/2020	16,745,000	16,745,000	16,386,824	2.3%

				16,745,000	16,745,000	16,386,824
Holland Acquisition Corp.	Energy: Oil & Gas	Senior Secured First Lien Term Loans LIBOR + 9.000%, 1.000% Floor(7)	5/29/2018	4,550,691	4,502,057	4,098,989	0.6%

				4,550,691	4,502,057	4,098,989
Ignite Restaurant Group, Inc.	Hotel, Gaming & Leisure	Senior Secured First Lien Term Loans LIBOR + 7.000%, 1.000% Floor(7)	2/13/2019	9,287,401	9,188,748	9,180,318	1.3%

				9,287,401	9,188,748	9,180,318
IHS Intermediate, Inc.	Services: Business	Senior Secured Second Lien Term Loans LIBOR + 8.250%, 1.000% Floor(7)	7/20/2022	25,000,000	25,000,000	24,698,750	3.5%

				25,000,000	25,000,000	24,698,750
Interface Security Systems Holdings, Inc.	Services: Consumer	Senior Secured First Lien Notes 9.250%(9)(10)	1/15/2018	2,890,000	2,914,466	2,654,754	0.4%

				2,890,000	2,914,466	2,654,754
Invision Diversified, LLC	Services: Business	Senior Secured First Lien Term Loans LIBOR + 9.000%, 1.000% Floor(3)(4)	6/30/2020	24,812,500	24,812,500	24,513,757	3.5%

				24,812,500	24,812,500	24,513,757
IPS Corporation	Wholesale	Senior Secured First Lien Term Loans LIBOR + 6.250%, 1.000% Floor(14)	2/5/2021	9,875,139	9,875,139	9,471,739	1.3%

				9,875,139	9,875,139	9,471,739
IronGate Energy Services, LLC	Energy: Oil & Gas	Senior Secured First Lien Notes 11.000%(9)(10)	7/1/2018	$3,000,000	$2,969,841	$735,000	0.1%

				3,000,000	2,969,841	735,000

See accompanying notes to consolidated financial statements.

Company(1)	Industry	Type of Investment	Maturity	Par Amount	Cost	Fair Value	% of Net Assets(2)
Isola USA Corp.(8)	High Tech Industries	Senior Secured First Lien Term Loans LIBOR + 8.250%, 1.000% Floor(7)	11/29/2018	5,648,585	5,731,151	4,977,251	0.7%

				5,648,585	5,731,151	4,977,251
JAC Holding Corp.	Automotive	Senior Secured First Lien Notes 11.500%(4)(9)	10/1/2019	12,000,000	12,000,000	12,060,240	1.7%

				12,000,000	12,000,000	12,060,240
Jordan Reses Supply Company, LLC	Healthcare & Pharmaceuticals	Senior Secured Second Lien Term Loans LIBOR + 11.000%, 1.000% Floor(3)(4)	4/24/2020	5,000,000	5,000,000	5,023,300	0.7%

				5,000,000	5,000,000	5,023,300
Liquidnet Holdings, Inc.	Banking, Finance, Insurance & Real Estate	Senior Secured First Lien Term Loans LIBOR + 6.750%, 1.000% Floor(7)	5/22/2019	6,387,500	6,322,044	6,181,695	0.9%

				6,387,500	6,322,044	6,181,695
Livingston International, Inc.(8)(11)	Transportation: Cargo	Senior Secured Second Lien Term Loans LIBOR + 7.750%, 1.250% Floor(7)	4/18/2020	2,658,504	2,655,024	2,452,071	0.3%

				2,658,504	2,655,024	2,452,071
Loar Group, Inc.	Aerospace & Defense	Senior Secured Second Lien Term Loans LIBOR + 9.250%, 1.000% Floor(3)	7/12/2022	15,000,000	15,000,000	15,000,000	2.1%

				15,000,000	15,000,000	15,000,000
LSF9 Atlantis Holdings, LLC	Retail	Senior Secured First Lien Term Loans LIBOR + 9.000%, 1.000% Floor(4)(7)	1/15/2021	10,000,000	9,903,982	9,900,000	1.4%

				10,000,000	9,903,982	9,900,000
LTCG Holdings Corp.	Banking, Finance, Insurance & Real Estate	Senior Secured First Lien Term Loans LIBOR + 5.000%, 1.000% Floor(7)	6/6/2020	2,838,571	2,828,111	2,632,463	0.4%

				2,838,571	2,828,111	2,632,463
Maxim Crane Works LP	Capital Equipment	Senior Secured Second Lien Term Loans LIBOR + 9.250%, 1.000% Floor(3)	11/26/2018	6,500,000	6,288,750	6,288,750	0.9%

				6,500,000	6,288,750	6,288,750
Miller Heiman, Inc.	Services: Business	Senior Secured First Lien Term Loans LIBOR + 6.000%, 1.000% Floor(7)	9/30/2019	24,062,500	24,062,500	21,300,366	3.0%

				24,062,500	24,062,500	21,300,366
Nathan’s Famous Inc.	Beverage & Food	Senior Secured First Lien Notes 10.000%	3/15/2020	7,000,000	7,000,000	7,385,000	1.1%

				7,000,000	7,000,000	7,385,000
Nation Safe Drivers Holdings, Inc.	Banking, Finance, Insurance & Real Estate	Senior Secured Second Lien Term Loans LIBOR + 8.000%, 2.000% Floor(4)(7)	9/29/2020	20,676,479	20,676,479	20,216,427	2.9%

				20,676,479	20,676,479	20,216,427

See accompanying notes to consolidated financial statements.

Company(1)	Industry	Type of Investment	Maturity	Par Amount	Cost	Fair Value	% of Net Assets(2)
New Media Holdings II, LLC	Media: Advertising, Printing & Publishing	Senior Secured First Lien Term Loans LIBOR + 6.250%, 1.000% Floor(7)	6/4/2020	$18,182,014	$18,165,014	$17,847,646	2.6%

				18,182,014	18,165,014	17,847,646
Newpage Corp.	Media: Advertising, Printing & Publishing	Senior Secured First Lien Term Loans LIBOR + 9.500%, 1.500% Floor PIK(7)	7/28/2017	1,633,333	1,608,805	1,633,333	0.2%
		Senior Secured First Lien Term Loans LIBOR + 8.750%, 1.250% Floor(7)	7/28/2017	1,633,333	1,633,333	1,633,333	0.2%
		Senior Secured First Lien Term Loans LIBOR + 8.250%, 1.250% Floor(5) (7)	2/11/2021	8,116,667	8,043,816	1,870,567	0.3%

				11,383,333	11,285,954	5,137,233
Novetta Solutions, LLC	High Tech Industries	Senior Secured Second Lien Term Loans LIBOR + 8.500%, 1.000% Floor(3)	10/16/2023	11,000,000	10,895,951	10,600,920	1.5%

				11,000,000	10,895,951	10,600,920
Omnitracs, Inc.	High Tech Industries	Senior Secured Second Lien Term Loans LIBOR + 7.750%, 1.000% Floor(7)	5/25/2021	7,000,000	7,012,536	6,670,580	1.0%

				7,000,000	7,012,536	6,670,580
Oxford Mining Company, LLC	Metals & Mining	Senior Secured First Lien Term Loans LIBOR + 8.500%, 0.750% Floor, 3.000% PIK(4)(7)	12/31/2018	20,421,328	20,421,328	19,530,754	2.8%

				20,421,328	20,421,328	19,530,754

ReaID, Inc.	Media: Diversified & Production	Equity/Warrants(4)(6)		—	297,962	297,962	0.0%
		Equity/Warrants 10.000% PIK(4)		—	7,449,038	7,449,038	1.1%

				—	7,747,000	7,747,000
Reddy Ice Corporation	Beverage & Food	Senior Secured Second Lien Term Loans LIBOR + 9.500%, 1.250% Floor(4)(7)	11/1/2019	2,000,000	2,000,000	1,543,840	0.2%

				2,000,000	2,000,000	1,543,840
Research Now Group, Inc.	Services: Business	Senior Secured Second Lien Term Loans LIBOR + 8.750%, 1.000% Floor(7)	3/18/2022	15,000,000	15,000,000	14,141,700	2.0%

				15,000,000	15,000,000	14,141,700
Response Team Holdings, LLC	Construction & Building	Preferred Equity 12% PIK(4)	3/28/2019	3,534,916	3,277,509	3,534,916	0.5%
		Warrants to purchase 3.70% of the outstanding common units(4)(6)		—	257,407	912,382	0.1%

				3,534,916	3,534,916	4,447,298

See accompanying notes to consolidated financial statements.

Company(1)	Industry	Type of Investment	Maturity	Par Amount	Cost	Fair Value	% of Net Assets(2)
School Specialty, Inc.	Wholesale	Senior Secured First Lien Term Loans LIBOR + 8.500%, 1.000% Floor(3)	6/11/2019	9,948,280	9,901,950	9,791,992	1.4%

				9,948,280	9,901,950	9,791,992
Ship Supply Acquisition Corporation	Services: Business	Senior Secured First Lien Term Loans LIBOR + 8.000%, 1.000% Floor(3)(4)(12)	7/31/2020	26,051,829	26,051,829	25,911,917	3.6%

				26,051,829	26,051,829	25,911,917
Sizzling Platter, LLC	Hotel, Gaming & Leisure	Senior Secured First Lien Term Loans LIBOR + 7.500%, 1.000% Floor(7)	4/28/2020	$15,000,000	$15,000,000	$14,803,950	2.1%

				15,000,000	15,000,000	14,803,950
Software Paradigms International Group, LLC	High Tech Industries	Senior Secured First Lien Term Loans LIBOR + 8.000%, 1.000% Floor(4)(7)(12)	5/22/2020	32,098,298	32,098,298	32,098,298	4.6%

				32,098,298	32,098,298	32,098,298
Southwest Dealer Services, Inc.	Automotive	Senior Secured First Lien Term Loans LIBOR + 6.000%, 1.000% Floor(3)(4)	3/16/2020	2,643,009	2,643,009	2,594,536	0.4%

				2,643,009	2,643,009	2,594,536
Survey Sampling International, LLC	Services: Business	Senior Secured Second Lien Term Loans LIBOR + 9.000%, 1.000% Floor(7)	12/16/2021	24,000,000	24,000,000	23,665,200	3.4%

				24,000,000	24,000,000	23,665,200
Techniplas LLC	Automotive	Senior Secured First Lien Notes 10.000%(9)(10)	5/1/2020	6,000,000	6,000,000	4,290,000	0.6%

				6,000,000	6,000,000	4,290,000
The Garretson Resolution Group, Inc.	Services: Business	Senior Secured First Lien Term Loans LIBOR + 6.500%, 1.000% Floor(3)	5/22/2021	9,812,500	9,769,161	9,739,299	1.4%

				9,812,500	9,769,161	9,739,299
TouchTunes Interactive Networks, Inc.	Media: Diversified & Production	Senior Secured Second Lien Term Loans LIBOR + 8.250%, 1.000% Floor(7)	5/29/2022	7,500,000	7,500,000	7,145,625	1.0%

				7,500,000	7,500,000	7,145,625
TravelCLICK, Inc.(8)	Hotel, Gaming & Leisure	Senior Secured Second Lien Term Loans LIBOR + 7.750%, 1.000% Floor(7)	11/6/2021	6,000,000	5,926,657	5,610,600	0.8%

				6,000,000	5,926,657	5,610,600
True Religion Apparel, Inc.	Retail	Senior Secured Second Lien Term Loans LIBOR + 10.000%, 1.000% Floor(13)	1/30/2020	4,000,000	3,880,903	144,840	0.0%

				4,000,000	3,880,903	144,840

See accompanying notes to consolidated financial statements.

Company(1)	Industry	Type of Investment	Maturity	Par Amount	Cost	Fair Value	% of Net Assets(2)
U.S. Auto Sales, Inc.	Banking, Finance, Insurance & Real Estate	Senior Secured Second Lien Term Loans LIBOR + 10.500%, 1.000% Floor(3)(4)	6/8/2020	5,500,000	5,500,000	5,366,350	0.8%

				5,500,000	5,500,000	5,366,350

U.S. Well Services, LLC	Energy: Oil & Gas	Equity/Warrants(6)	2/21/2019	—	173	—	0.0%

				—	173	—
Upland CLO, Ltd.(11)	Multi-Sector Holdings	Equity(6)	4/20/2028	10,000,000	6,950,000	6,950,000	1.0%

				10,000,000	6,950,000	6,950,000
Valence Surface Technologies, Inc.	Aerospace & Defense	Senior Secured First Lien Term Loans LIBOR + 5.500%, 1.000% Floor(7)	6/13/2019	4,652,392	4,629,834	4,489,047	0.7%

				4,652,392	4,629,834	4,489,047
Velocity Pooling Vehicle, LLC	Automotive	Senior Secured Second Lien Term Loans LIBOR + 7.250%, 1.000% Floor(4) (7)	5/14/2022	$20,625,000	$18,331,497	$14,364,075	2.0%

				20,625,000	18,331,497	14,364,075
Vestcom International, Inc.	Services: Business	Senior Secured Second Lien Term Loans LIBOR + 7.750%, 1.000% Floor(13)	9/30/2022	5,000,000	5,000,000	4,883,900	0.7%

				5,000,000	5,000,000	4,883,900

Watermill-QMC Midco, Inc.	Automotive	Equity(4) (6)		—	514,195	675,884	0.1%
		Senior Secured First Lien Term Loans 13.000%(4)	6/30/2020	31,598,891	31,598,891	31,447,849	4.5%

				31,598,891	32,113,086	32,123,733
YP Holdings LLC(8)	Media: Advertising, Printing & Publishing	Senior Secured First Lien Term Loans LIBOR + 6.750%, 1.250% Floor(7)	6/4/2018	3,130,435	3,150,928	3,091,524	0.4%

				3,130,435	3,150,928	3,091,524
Z Gallerie, LLC	Retail	Senior Secured First Lien Term Loans LIBOR + 6.500%, 1.000% Floor(13)	10/8/2020	4,718,392	4,674,804	4,647,050	0.7%

				4,718,392	4,674,804	4,647,050

Total non-controlled/non-affiliated investments					$943,993,627	$883,881,911	125.7%

Controlled/affiliated investments – 6.8%(15)
Nomida LLC	Construction & Building	Equity(6)		—	5,400,000	5,400,000	0.8%
		Senior Secured First Lien Term Loans 10.000%	12/1/2020	8,100,000	8,100,000	8,100,081	1.1%

				8,100,000	13,500,000	13,500,081
Sierra Senior Loan Strategy JV I LLC(12)	Multi-Sector Holdings	Equity		34,535,000	34,535,000	34,597,554	4.9%

				34,535,000	34,535,000	34,597,554

See accompanying notes to consolidated financial statements.

Company(1)	Industry	Type of Investment	Maturity	Par Amount	Cost	Fair Value	% of Net Assets(2)

Total controlled/affiliated investments					$48,035,000	$48,097,635	6.8%

Money market fund — 5.1%
Federated Prime Obligations Fund		Money Market 0.04%		35,876,489	$35,876,489	$35,876,489	5.1%

Total money market fund					$35,876,489	$35,876,489	5.1%

Derivative Instrument — Long Exposure					Notional Amount	Unrealized Appreciation (Depreciation)
Total return swap with Citibank, N.A. (Note 5)		Total Return Swap			$209,548,127	$(30,041,130)

					$209,548,127	$(30,041,130)

(1)	All of the Company’s investments are domiciled in the United States except for Atrium Innovations, Inc. and Livingston International, Inc., which are domiciled in Canada.
(2)	Percentage is based on net assets of $703,058,122 as of March 31, 2016.
(3)	The interest rate on these loans is subject to a base rate plus 1M LIBOR, which at March 31, 2016 was 0.44%. As the interest rate is subject to a minimum LIBOR floor which was greater than the 1M LIBOR rate at March 31, 2016, the prevailing rate in effect at March 31, 2016 was the base rate plus the LIBOR floor.
(4)	An affiliated fund that is managed by an affiliate of SIC Advisors LLC also holds an investment in this security.
(5)	The investment was on non-accrual status as of March 31, 2016.
(6)	Security is non-income producing.
(7)	The interest rate on these loans is subject to a base rate plus 3M LIBOR, which at March 31, 2016 was 0.63%. As the interest rate is subject to a minimum LIBOR floor which was greater than the 3M LIBOR rate at March 31, 2016, the prevailing rate in effect at March 31, 2016 was the base rate plus the LIBOR floor.
(8)	Security is also held in the underlying portfolio of the total return swap with Citibank, N.A. (see Note 5). The Company’s total exposure to American Beacon Advisors, Inc., Asurion Corp., Collective Brands Finance, Inc., Genex Holdings, Inc., Isola USA Corp., Livingston International, Inc., TravelCLICK, Inc., and YP LLC is $6,867,025 or 1.0%, $11,218,765 or 1.6%, $8,395,474 or 1.2%, $12,144,890 or 1.7%, $8,720,251 or 1.2%, $4,421,514 or 0.6%, $15,305,700 or 2.2%, $6,245,437 or 0.9%, respectively, of Net Assets as of March 31, 2016.
(9)	Securities are exempt from registration under Rule 144A of the Securities Act of 1933. These securities represent a fair value of $57,200,358 and 8.1% of net assets as of March 31, 2016 and are considered restricted.
(10)	Represents securities in Level 2 in the ASC 820 table (see Note 4).
(11)	The investment is not a qualifying asset under Section 55 of the Investment Company Act of 1940, as amended. Non-qualifying assets represent 4.9% of the Company’s portfolio at fair value.
(12)	The investment has an unfunded commitment as of March 31, 2016. For further details see Note 11. Fair value includes an analysis of the unfunded commitment.
(13)	The interest rate on these loans is subject to a base rate plus 6M LIBOR, which at March 31, 2016 was 0.90%. As the interest rate is subject to a minimum LIBOR floor which was greater than the 6M LIBOR rate at March 31, 2016, the prevailing rate in effect at March 31, 2016 was the base rate plus the LIBOR floor.
(14)	The interest rate on these loans is subject to a base rate plus 2M LIBOR, which at March 31, 2016 was 0.52%. As the interest rate is subject to a minimum LIBOR floor which was greater than the 2M LIBOR rate at March 31, 2016, the prevailing rate in effect at March 31, 2016 was the base rate plus the LIBOR floor.
(15)	Control Investments are defined by the Investment Company Act of 1940, as amended, (“1940 Act”) as investments in companies in which the Company owns more than 25% of the voting securities or maintains greater than 50% of the board representation.

1M	1 Month
2M	2 Month
3M	3 Month
6M	6 Month

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

March 31, 2016

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

On April 17, 2012, the Company successfully reached its minimum escrow requirement and officially commenced operations by issuing 1,108,033 shares of common stock to SIC Advisors for gross proceeds of $10,000,000. The Company’s offering period is currently scheduled to terminate on April 17, 2017, unless further extended. Since commencing its operations, the Company has sold a total of 87,481,561 shares of common stock, which includes shares issued as part of the distribution reinvestment plan (see Note 13), for total proceeds of $878.5 million, which includes the shares sold to SIC Advisors. The proceeds from the issuance of common stock are presented in the Company’s consolidated statements of changes in net assets and consolidated statements of cash flows and are presented net of selling commissions and dealer manager fees.

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

The Company’s investment objective is to generate current income, and to a lesser extent, long-term capital appreciation. The Company intends to meet its investment objective by investing primarily in the debt of privately owned U.S. companies with a focus on senior secured debt, second lien debt and, to a lesser extent, subordinated debt. The Company will originate transactions sourced through SIC Advisors’ direct origination network, and also expects to acquire debt securities through the secondary market. The Company may make equity investments in companies that it believes will generate appropriate risk adjusted returns, although it does not expect such investments to be a substantial portion of the portfolio.

Note 2. Significant Accounting Policies

Basis of Presentation

The Company follows the accounting and reporting guidance in the Financial Accounting Standards Board Accounting Standards Codification (“ASC”) Topic 946—Financial Services, Investment Companies (“ASC 946”). The accompanying consolidated financial statements have been prepared on the accrual basis of accounting in conformity with U.S. generally accepted accounting principles (“GAAP”) and includes the accounts of the Company and its wholly-owned subsidiaries, Alpine, Arbor, and the Taxable Subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. Additionally, the accompanying consolidated financial statements of the Company and related financial information have been prepared pursuant to the requirements for reporting on Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain disclosures accompanying annual financial statements prepared in accordance with GAAP are omitted. In the opinion of management, the unaudited interim financial results included herein contain all adjustments and reclassifications that are necessary for the fair presentation of financial statements for the periods included herein. Therefore, this Form 10-Q should be read in conjunction with the Company’s annual report on Form 10-K for the year ended December 31, 2015, which was filed with the U.S. Securities and Exchange Commission (“SEC”) on March 9, 2016. The current period’s results of operations will not necessarily be indicative of results that ultimately may be achieved for the fiscal year ending December 31, 2016.

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

The Company holds debt and preferred equity investments that contain a payment-in-kind (“PIK”) interest provision. PIK interest, which represents contractually deferred interest added to the investment balance that is generally due at maturity, is recorded on the accrual basis to the extent such amounts are expected to be collected. PIK interest is not accrued if the Company does not expect the issuer to be able to pay all principal and interest when due. For the three months ended March 31, 2016 and 2015, the Company recorded $1,572,630 and $347,153 in PIK interest, respectively.

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

Management reviews all loans that become 90 days or more past due on principal and interest or when there is reasonable doubt that principal or interest will be collected for possible placement on management’s designation of non-accrual status. Accrued interest is generally reserved when a loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment regarding collectability. Non-accrual loans are restored to accrual status when past due principal and interest is paid and, in management’s judgment, are likely to remain current, although the Company may make exceptions to this general rule if the loan has sufficient collateral value and is in the process of collection. At March 31, 2016, four portfolio investments were on non-accrual status with a fair value of $21,142,957 or 2.27% of the fair value of the Company’s portfolio. At December 31, 2015, three portfolio investments were on non-accrual status with a fair value of $9,902,391 or 1.09% of the fair value of the Company’s portfolio.

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

•

an independent valuation firm engaged by the Company’s board of directors prepares an independent valuation report for approximately one-third of the portfolio investments each quarter on a rotating quarterly basis on non-fiscal year-end quarters, such that each of these investments will be valued by an independent valuation firm at least twice per annum when combined with the fiscal year-end review of all the investments by independent valuation firms.

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

The Company’s Taxable Subsidiaries accrue income taxes payable based on the applicable corporate rates on the unrealized gains generated by the investments held by the Taxable Subsidiaries. As of March 31, 2016 and December 31, 2015, the Company recorded a deferred tax liability of $371,412 and $298,827, respectively, on the consolidated statements of assets and liabilities. The change in deferred tax liabilities is included as a component of net gain/(loss) on investments and total return swap on investments in the consolidated statements of operations.

ICTI generally differs from net investment income for financial reporting purposes due to temporary and permanent differences in the recognition of income and expenses. The Company may be required to recognize ICTI in certain circumstances in which it does not receive cash. For example, if the Company holds debt obligations that are treated under applicable tax rules as having original issue discount, the Company must include in ICTI each year a portion of the original issue discount that accrues over the life of the obligation, regardless of whether cash representing such income is received by the Company in the same taxable year. The Company may also have to include in ICTI other amounts that it has not yet received in cash, such as PIK interest income and interest income from investments that have been classified as non-accrual for financial reporting purposes. Interest income on non-accrual investments is not recognized for financial reporting purposes, but generally is recognized in ICTI. Because any original issue discount or other amounts accrued will be included in the Company’s ICTI for the year of accrual, the Company may be required to make a distribution to its stockholders in order to satisfy the minimum distribution requirements, even though the Company will not have received and may not ever receive any corresponding cash amount. ICTI also excludes net unrealized appreciation or depreciation, as investment gains or losses are not included in taxable income until they are realized.

Although the Company files federal and state tax returns, the Company’s major tax jurisdiction is the United States federal jurisdiction. The Company’s federal tax returns from inception-to-date remain subject to examination by the Internal Revenue Service.

The Company accounts for income taxes in conformity with ASC Topic 740—Income Taxes (“ASC 740”). ASC 740 provides guidelines for how uncertain tax positions should be recognized, measured, presented and disclosed in financial statements. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions deemed to meet the “more-likely-than-not” threshold would be recorded as a tax benefit or expense in the current period. The Company recognizes interest and penalties, if any, related to unrecognized tax benefits as income tax expense in the consolidated statements of operations. There were no interest or penalties due to material uncertain income tax positions at March 31, 2016 or 2015.

The following table reflects, for U.S. federal income tax purposes, the sources of the cash distributions that the Company has paid on its common stock during the three months ended March 31, 2016 and 2015:

	Three months ended March 31, 2016		Three months ended March 31, 2015
Source of Distribution	Distribution Amount	Percentage	Distribution Amount	Percentage
Return of capital from offering proceeds	$—	—%	$—	—%
Return of capital from borrowings	—	—	—	—
Ordinary income	17,021,554	100.0	11,809,067	100.0
Net realized gain	—	—	—	—
Return of capital (other)	—	—	—	—

Distributions on a tax basis:	$17,021,554	100.0%	$11,809,067	100.0%

Segments

The Company invests in various industries. The Company separately evaluates the performance of each of its investment relationships. However, because each of these investment relationships has similar business and economic characteristics, they have been aggregated into a single investment segment. All applicable segment disclosures are included in, or can be derived from, the Company’s consolidated financial statements. See Note 3 for further information.

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

Recent Accounting Pronouncements

In August, 2014, the FASB released Accounting Standards Update 2014-15, Presentation of Financial Statements — Going Concern (Subtopic 205-40)(“ASU 2014-15”). ASU 2014-15 requires the Company to evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern within the one year period subsequent to the date that the financial statements are issued or within the one year period subsequent the date that the financial statements are available to be issued. ASU 2014-15 becomes effective for fiscal periods ending after December 15, 2016; however, early adoption is permitted. The Company has not elected to early adopt ASU 2014-15 and is considering its effects upon the financial statements.

In May 2015, the FASB issued ASU 2016-07 Fair Value Measurements: Disclosures for Investments in Certain Entitles that Calculate Net Asset Value per Share (or its Equivalent). The pronouncement removes the requirement to categorize within the fair value hierarchy all investments for which fair value is measured using NAVper share practical expedient. The pronouncement also removes the requirement to make certain disclosures for all investments that are eligible to be measured at fair value using the net asset value per share practical expedient. Rather, those disclosures are limited to the investments for which the entity has not elected to measure the fair value using that practical expedient. For public business entities, the guidance becomes effective and will be applied retrospectively for fiscal years beginning after 15 December 2015 and interim periods within those years; however, early adoption is permitted. The Company has elected to early adopt the pronouncement for the current reporting period, which is permitted; therefore the Company excluded all investments in affiliated entities fair valued using the practical expedient from the fair value hierarchy.

In April 2015, the FASB issued ASU 2015-03, Interest — Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. ASU 2015-03 requires that the debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. For public business entities, the guidance is effective for annual and interim periods beginning after December 15, 2015. Prior to adoption, the Company recorded deferred debt issuance costs as deferred financing costs as an asset on the consolidated statements of assets and liabilities. Upon adoption, the Company reclassified all of these costs as unamortized debt issuance costs that reduce debt in the liabilities on the consolidated statements of assets and liabilities and retrospectively reclassified $3,239,404 million of deferred debt issuance costs that were previously presented as deferred financing costs as an asset as of December 31, 2015.

Note 3. Investments

The following table shows the composition of the Company’s portfolio investments by industry classification at fair value at March 31, 2016:

	Fair Value	Percentage
Services: Business	$158,276,488	17.0%
Automotive	97,539,723	10.5%
Hotel, Gaming & Leisure	73,397,417	7.9%
Aerospace & Defense	66,876,697	7.2%
High Tech Industries	65,768,612	7.0%
Banking, Finance, Insurance & Real Estate	63,358,244	6.8%
Retail	60,200,838	6.5%
Construction & Building	41,834,203	4.5%
Multi-Sector Holdings	41,547,554	4.4%
Healthcare & Pharmaceuticals	37,781,940	4.0%
Wholesale	33,223,152	3.6%
Telecommunications	30,654,646	3.3%
Media: Advertising, Printing & Publishing	26,076,404	2.8%
Energy: Oil & Gas	25,171,733	2.7%
Capital Equipment	20,612,596	2.2%
Metals & Mining	19,530,754	2.1%
Media: Broadcasting & Subscription	16,775,386	1.8%
Media: Diversified & Production	14,892,625	1.6%
Chemicals, Plastics & Rubber	11,987,499	1.3%
Transportation: Cargo	11,907,771	1.3%
Beverage & Food	8,928,840	0.9%
Services: Consumer	5,636,424	0.6%

Total	$931,979,546	100.0%

The following table shows the composition of the Company’s portfolio investments by industry classification at fair value at December 31, 2015:

	Fair Value	Percentage
Services: Business	$158,521,476	17.5%
Automotive	88,543,148	9.8%
Hotel, Gaming & Leisure	75,913,663	8.4%
Banking, Finance, Insurance & Real Estate	67,384,528	7.4%
High Tech Industries	66,253,186	7.3%
Construction & Building	57,914,053	6.4%
Retail	57,645,912	6.3%
Aerospace & Defense	51,868,704	5.7%
Healthcare & Pharmaceuticals	46,118,747	5.1%
Multi-Sector Holdings	34,362,191	3.8%
Wholesale	33,495,926	3.7%
Telecommunications	30,687,067	3.4%
Energy: Oil & Gas	25,360,825	2.8%
Media: Advertising, Printing & Publishing	24,572,808	2.7%
Metals & Mining	19,383,182	2.1%
Media: Broadcasting & Subscription	16,358,521	1.8%
Capital Equipment	14,479,785	1.6%
Transportation: Cargo	11,993,622	1.3%
Beverage & Food	8,893,800	1.0%
Media: Diversified & Production	7,222,625	0.8%
Services: Consumer	6,348,660	0.7%
Chemicals, Plastics & Rubber	4,040,015	0.4%

Total	$907,362,444	100.0%

See Note 5 for industry classifications of the underlying TRS reference assets as of March 31, 2016 and December 31, 2015.

The following table summarizes the amortized cost and the fair value of the Company’s portfolio investments as of March 31, 2016:

	Amortized Cost	Percentage	Value	Percentage
Senior secured first lien term loans	$538,753,763	54.3	$509,353,733	54.6%
Senior secured second lien term loans	315,356,756	31.8	292,372,510	31.4
Senior secured first lien notes	74,685,988	7.5	68,550,983	7.4
Sierra Senior Loan Strategy JV I LLC	34,535,000	3.5	34,597,554	3.7
Warrants/Equity	28,697,120	2.9	27,104,766	2.9

Total	$992,028,627	100.0%	$931,979,546	100.0%

The following table summarizes the amortized cost and the fair value of the Company’s portfolio investments as of December 31, 2015:

	Amortized Cost	Percentage	Value	Percentage
Senior secured first lien term loans	$538,120,165	56.1	$514,638,093	56.7%
Senior secured second lien term loans	300,961,738	31.4	278,645,462	30.7
Senior secured first lien notes	72,512,631	7.5	66,472,862	7.3
Sierra Senior Loan Strategy JV I LLC	34,272,500	3.6	34,362,191	3.8
Warrants/Equity	13,545,553	1.4	13,243,836	1.5

Total	$959,412,587	100.0%	$907,362,444	100.0%

The following table shows the composition of the Company’s portfolio investments by geography classification at fair value at March 31, 2016:

Geography	Fair Value	Percentage
United States	$925,297,775	99.3%
Canada	6,681,771	0.7

Total	$931,979,546	100.0%

The following table shows the composition of the Company’s portfolio investments by geography classification at fair value at December 31, 2015:

Geography	Fair Value	Percentage
United States	$900,652,429	99.3%
Canada	6,710,015	0.7

Total	$907,362,444	100.0%

During the three months ended March 31, 2016, the Company had investments in portfolio companies designated as controlled/affiliated investments under the 1940 Act. Transactions with control investments were as follows:

Name of Investment	Fair Value at December 31, 2015	Purchases (Sales) of/ Advances (Distributions) to Affiliates	Transfers In/(Out) of Affiliates	Net change in unrealized appreciation/ (depreciation)	Fair Value at March 31, 2016	Income Earned	Realized Gain/ (Loss)
Controlled/affiliated Investments
Nomida LLC, Equity(1)	$5,400,000	$—	$—	$—	$5,400,000	$—	$—
Nomida LLC, Senior secured first lien term loan(1)	$8,100,042	$—	$—	$39	$8,100,081	$204,750	$—
Sierra Senior Loan Strategy JV I LLC(2)	$34,362,191	$262,500	$—	$(27,137)	$34,597,554	$726,250	$—

Total	$47,862,233	$262,500	$—	$(27,098)	$48,097,635	$931,000	$—

(1)	Nomida LLC (“Nomida”) is a non-public real estate investment formed by the Company to purchase and develop a residential property. The Company is the sole equity shareholder of Nomida and has provided 100% of the debt financing to the entity. The Company acts as Nomida’s sole member responsible for Nomida’s daily operations. In addition, the Chief Financial Officer and Secretary of the Company also serves as President of Nomida. The assets of Nomida are comprised of a residential development property in the city of Chicago, IL and the proceeds of the loan from the Company; the liabilities of Nomida consist of the loan payable to the Company.
(2)	The Company and Great American Life Insurance Company (“GALIC”) are the members of Sierra Senior Loan Strategy JV I LLC (“Sierra JV”), a joint venture formed as a Delaware limited liability company that is not consolidated by either member for financial reporting purposes. The members of Sierra JV make capital contributions as investments by Sierra JV are completed, and all portfolio and other material decisions regarding Sierra JV must be submitted to Sierra JV’s board of managers, which is comprised of an equal number of members appointed by each of the Company and GALIC. Approval of Sierra JV’s board of managers requires the unanimous approval of a quorum of the board of managers, with a quorum consisting of equal representation of members appointed by each of the Company and GALIC. Because management of Sierra JV is shared equally between the Company and GALIC, the Company does not have operational control over the Sierra JV for purposes of the 1940 Act or otherwise.

Purchases (sales) of/advances (distributions) to controlled affiliates are included in the purchases and sales presented on the consolidated statements of cash flows for the three months ended March 31, 2016. Transfers in/(out) of affiliates represents the fair value for the month an investment became or was removed as an affiliated investment. Income received from controlled affiliates is included in total investment income on the consolidated statements of operations for the three months ended March 31, 2016.

As of March 31, 2015 the Company had no Controlled Investments or Affiliated Investments.

In connection with certain of the Company’s investments, the Company receives warrants which are obtained for the objective of increasing the total investment returns and are not held for hedging purposes. For the three months ended March 31, 2016 and 2015, the total fair value of warrants were $16,466,519 and $2,606,661, respectively, and were included in investments at fair value on the consolidated statement of assets and liabilities. Total realized and change in unrealized gains (losses) related to warrants for the three months ended March 31, 2016 and 2015 were $(765,614) and $910,518, respectively and were recorded on the consolidated statement of operations in those accounts. The warrants are received in connection with individual investments and are not subject to master netting arrangements. The Company acquired warrants in 2 and 0 portfolio companies during the three months ended March 31, 2016 and 2015, respectively.

As of March 31, 2016, the Company held loans it has made directly to 64 investee companies with aggregate principal amounts of $841.2 million. As of December 31, 2015, the Company held loans it has made directly to 66 investee companies with aggregate principal amounts of $835.8 million. During the three months ended March 31, 2016 and 2015, the Company made 18 and 8 loans to investee companies, respectively, with aggregate principal amounts of $89.3 million and $91.5 million, respectively. The details of the Company’s loans have been disclosed on the consolidated schedule of investments as well as in Note 4.

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

As of March 31, 2016, Sierra JV had total capital commitments of $100.0 million with the Company providing $87.5 million and GALIC providing $12.5 million. As of December 31, 2015, Sierra JV had total capital commitments of $100.0 million with the Company providing $87.5 million and GALIC providing $12.5 million. Approximately $39.5 million and $39.2 million was funded as of March 31, 2016 and December 31, 2015 relating to these commitments, of which $34.5 million and $34.3 million were from the Company, respectively.

On August 4, 2015, Sierra JV entered into a senior secured revolving credit facility (the “JV Facility”) led by Credit Suisse, AG with commitments of $100 million subject to leverage and borrowing base restrictions. On December 29, 2015, the JV Facility was amended and the total commitments were increased to $135,000,000. The JV Facility will bear interest at a rate of LIBOR (with no minimum) + 2.50% per annum. The revolving loan period ends on December 29, 2018 and the final maturity date is December 29, 2020. As of March 31, 2016 and December 31, 2015, there were $72.7 million and $52.7 million outstanding under the JV Facility, respectively.

As of March 31, 2016 and December 31, 2015, Sierra JV had investments at a fair value of $103.1 million and $88.2 million, respectively. As of March 31, 2016 Sierra JV’s portfolio was comprised of senior secured first lien loans to 20 different borrowers and none of the loans were on non-accrual status. As of December 31, 2015 Sierra JV’s portfolio was comprised of senior secured first lien loans to 17 different borrowers and none of the loans were on non-accrual status.

Below is a summary of Sierra JV’s portfolio, followed by a listing of the individual loans in Sierra JV’s portfolio as of March 31, 2016 and December 31, 2015:

	March 31, 2016	December 31, 2015
Senior secured loans(1)	$104,729,811	$89,192,602
Weighted average current interest rate on senior secured loans(2)	6.90%	6.85%
Number of borrowers in the Sierra JV	20	17
Largest loan to a single borrower(1)	$6,000,000	$6,000,000
Total of five largest loans to borrowers(1)	$29,939,777	$29,889,852

(1)	At par value.
(2)	Computed as the (a) annual stated interest rate on accruing senior secured loans, divided by (b) total senior secured loans at principal amount.

As of March 31, 2016:

Company	Industry	Type of Investment	Coupon Rate	Maturity	Par Amount	Cost	Fair Value(1)	Unrealized Appreciation (Depreciation)
AccentCare, Inc.	Healthcare & Pharmaceuticals	Senior Secured First Lien Term loans(4)	LIBOR + 5.750%, 1.000% Floor	9/3/2021	4,670,625	$4,628,124	$4,623,919	$(4,205)
APCO Holdings Inc.	Automotive	Senior Secured First Lien Term loans(4)	LIBOR + 6.000%, 1.000% Floor	1/31/2021	5,000,000	4,853,844	4,850,000	(3,844)
Aperture Group, LLC	Banking, Finance, Insurance & Real Estate	Senior Secured First Lien Term loans(2)	LIBOR + 6.250%, 1.000% Floor	8/29/2019	4,974,811	4,974,811	4,951,429	(23,382)
CP Opco, LLC	Services: Consumer	Senior Secured First Lien Term loans(4)	LIBOR + 6.750%, 1.000% Floor	9/30/2020	5,000,000	4,973,543	4,969,500	(4,043)
CRGT Inc.	High Tech Industries	Senior Secured First Lien Term loans(4)	LIBOR + 6.500%, 1.000% Floor	12/19/2020	4,873,418	4,862,479	4,836,380	(26,098)
Elite Comfort Solutions LLC	Chemicals, Plastics & Rubber	Senior Secured First Lien Term loans(2)	LIBOR + 7.000%, 1.000% Floor	1/15/2021	6,000,000	6,000,000	6,000,000	—
GTCR Valor Companies, Inc.	High Tech Industries	Senior Secured First Lien Term loans(4)	LIBOR + 5.000%, 1.000% Floor	5/30/2021	4,974,788	4,965,933	4,906,633	(59,300)
IPS Corporation	Wholesale	Senior Secured First Lien Term loans(3)	LIBOR + 6.250%, 1.000% Floor	2/5/2021	4,962,317	4,962,317	4,759,855	(202,463)
Keurig Green Mountain, LLC	Beverage, Food & Tobacco	Senior Secured First Lien Term loans(3)	LIBOR + 4.500%, 0.750% Floor	3/3/2023	5,443,333	5,370,291	5,369,848	(442)
LanguageLine Inc.	Telecommunications	Senior Secured First Lien Term loans(4)	LIBOR + 5.500%, 1.000% Floor	7/7/2021	5,788,387	5,802,052	5,752,499	(49,553)
MB Aerospace ACP Holdings Corp.	Aerospace & Defense	Senior Secured First Lien Term loans(4)	LIBOR + 5.500%, 1.000% Floor	12/15/2022	5,985,000	5,927,226	5,925,150	(2,076)
New Media Holdings II LLC	Media: Advertising, Printing & Publishing	Senior Secured First Lien Term loans(4)	LIBOR + 6.250%, 1.000% Floor	6/4/2020	5,954,777	5,928,950	5,845,209	(83,741)
Quanex Building Products Corporation	Construction & Building	Senior Secured First Lien Term loans(2)	LIBOR + 5.250%, 1.000% Floor	11/2/2022	6,000,000	5,975,964	5,970,000	(5,964)
Sirius Computer Solutions, Inc.	Wholesale	Senior Secured First Lien Term loans(2)	LIBOR + 5.000%, 1.000% Floor	10/30/2022	4,943,820	4,850,255	4,844,944	(5,311)
Southwest Dealer Services, Inc.	Automotive	Senior Secured First Lien Term loans(2)	LIBOR + 6.000%, 1.000% Floor	3/16/2020	4,873,502	4,873,502	4,783,830	(89,672)
Sundial Brands LLC	Consumer goods: Non-durable	Senior Secured First Lien Term loans(4)	LIBOR + 6.250%, 1.000% Floor	10/19/2021	6,000,000	5,888,677	5,880,000	(8,677)
TaxACT, Inc.	Banking, Finance, Insurance & Real Estate	Senior Secured First Lien Term loans(4)	LIBOR + 6.000%, 1.000% Floor	12/31/2022	4,500,000	4,369,245	4,365,000	(4,245)
The Garretson Resolution Group, Inc.	Services: Business	Senior Secured First Lien Term loans(2)	LIBOR + 6.500%, 1.000% Floor	5/22/2021	4,906,250	4,906,250	4,869,453	(36,797)
Valence Surface Technologies, Inc.	Aerospace & Defense	Senior Secured First Lien Term Loans(4)	LIBOR + 5.500%, 1.000% Floor	6/13/2019	4,903,846	4,862,580	4,731,721	(130,859)
Z Gallerie LLC	Retail	Senior Secured First Lien Term loans(5)	LIBOR + 6.500%, 1.000% Floor	10/8/2020	4,974,937	4,974,937	4,899,816	(75,122)

					104,729,811	$103,950,980	$103,135,186	$(815,794)

(1)	Represents the fair value in accordance with ASC Topic 820. The determination of such fair value is not included in the Company’s Board of Directors’ valuation process described elsewhere herein.
(2)	The interest rate on these loans is subject to a base rate plus 1M LIBOR, which at March 31, 2016 was 0.44%. As the interest rate is subject to a minimum LIBOR floor which was greater than the 1M LIBOR rate at March 31, 2016, the prevailing rate in effect at December 31, 2015 was the base rate plus the LIBOR floor.
(3)	The interest rate on these loans is subject to a base rate plus 2M LIBOR, which at March 31, 2016 was 0.52%. As the interest rate is subject to a minimum LIBOR floor which was greater than the 2M LIBOR rate at March 31, 2016, the prevailing rate in effect at December 31, 2015 was the base rate plus the LIBOR floor.
(4)	The interest rate on these loans is subject to a base rate plus 3M LIBOR, which at March 31, 2016 was 0.63%. As the interest rate is subject to a minimum LIBOR floor which was greater than the 3M LIBOR rate at March 31, 2016, the prevailing rate in effect at December 31, 2015 was the base rate plus the LIBOR floor.
(5)	The interest rate on these loans is subject to a base rate plus 6M LIBOR, which at March 31, 2016 was 0.90%. As the interest rate is subject to a minimum LIBOR floor which was greater than the 6M LIBOR rate at March 31, 2016, the prevailing rate in effect at December 31, 2015 was the base rate plus the LIBOR floor.

As of December 31, 2015:

Company	Industry	Type of Investment	Coupon Rate	Maturity	Par Amount	Cost	Fair Value(1)	Unrealized Appreciation (Depreciation)
AccentCare, Inc.	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loans(4)	LIBOR + 5.750%, 1.000% Floor	9/3/2021	4,700,000	$4,655,267	$4,653,000	$(2,267)
Aperture Group, LLC	Banking, Finance, Insurance & Real Estate	Senior Secured First Lien Term Loans(2)	LIBOR + 6.250%, 1.000% Floor	8/29/2019	4,987,406	4,987,406	4,987,406	—
CP Opco, LLC	Services: Consumer	Senior Secured First Lien Term Loans(4)	LIBOR + 6.750%, 1.000% Floor	9/30/2020	5,000,000	4,972,077	5,000,000	27,923
CRGT Inc.	High Tech Industries	Senior Secured First Lien Term Loans(4)	LIBOR + 6.500%, 1.000% Floor	12/19/2020	4,936,709	4,925,042	4,913,861	(11,181)
GTCR Valor Companies, Inc.	High Tech Industries	Senior Secured First Lien Term Loans(4)	LIBOR + 5.000%, 1.000% Floor	5/30/2021	4,987,394	4,978,088	4,953,124	(24,964)
IPS Corporation	Wholesale	Senior Secured First Lien Term Loans(3)	LIBOR + 6.250%, 1.000% Floor	2/5/2021	4,974,878	4,974,878	4,799,514	(175,364)
LanguageLine Inc.	Telecommunications	Senior Secured First Lien Term Loans(4)	LIBOR + 5.500%, 1.000% Floor	7/7/2021	5,920,000	5,934,647	5,870,687	(63,960)
MB Aerospace ACP Holdings Corp.	Aerospace & Defense	Senior Secured First Lien Term Loans(4)	LIBOR + 5.500%, 1.000% Floor	12/15/2022	6,000,000	5,940,000	5,940,000	—
New Media Holdings II LLC	Media: Advertising, Printing & Publishing	Senior Secured First Lien Term Loans(4)	LIBOR + 6.250%, 1.000% Floor	6/4/2020	5,969,852	5,942,413	5,887,766	(54,647)
Physiotherapy Corporation	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loans(4)	LIBOR + 4.750%, 1.000% Floor	6/4/2021	4,987,500	4,987,500	4,981,324	(6,176)
Quanex Building Products Corporation	Construction & Building	Senior Secured First Lien Term Loans(2)	LIBOR + 5.250%, 1.000% Floor	11/2/2022	6,000,000	5,975,115	5,970,120	(4,995)
Sirius Computer Solutions, Inc.	Wholesale	Senior Secured First Lien Term Loans(2)	LIBOR + 5.000%, 1.000% Floor	10/30/2022	4,943,820	4,846,701	4,844,944	(1,757)
Southwest Dealer Services, Inc.	Automotive	Senior Secured First Lien Term Loans(2)	LIBOR + 6.000%, 1.000% Floor	3/16/2020	4,936,709	4,936,709	4,858,771	(77,938)
Sundial Brands LLC	Consumer Goods: Non-durable	Senior Secured First Lien Term Loans(4)	LIBOR + 6.250%, 1.000% Floor	10/19/2021	6,000,000	5,883,680	5,880,000	(3,680)

Company	Industry	Type of Investment	Coupon Rate	Maturity	Par Amount	Cost	Fair Value(1)	Unrealized Appreciation (Depreciation)
The Garretson Resolution Group, Inc.	Services: Business	Senior Secured First Lien Term Loans(2)	LIBOR + 6.500%, 1.000% Floor	5/22/2021	4,937,500	4,937,500	4,932,631	(4,869)
Valence Surface Technologies, Inc.	Aerospace & Defense	Senior Secured First Lien Term Loans(4)	LIBOR + 5.500%, 1.000% Floor	6/13/2019	4,935,897	4,891,126	4,760,652	(130,474)
Z Gallerie LLC	Retail	Senior Secured First Lien Term Loans(5)	LIBOR + 6.500%, 1.000% Floor	10/8/2020	4,974,937	4,974,937	4,931,131	(43,806)

					89,192,602	$88,743,086	$88,164,931	$(578,155)

(1)	Represents the fair value in accordance with ASC Topic 820. The determination of such fair value is not included in the Company’s Board of Directors’ valuation process described elsewhere herein.
(2)	The interest rate on these loans is subject to a base rate plus 1 Month (“1M”) LIBOR, which at December 31, 2015 was 0.43%. As the interest rate is subject to a minimum LIBOR floor which was greater than the 1M LIBOR rate at December 31, 2015, the prevailing rate in effect at December 31, 2015 was the base rate plus the LIBOR floor.
(3)	The interest rate on these loans is subject to a base rate plus 2 Month (“2M”) LIBOR, which at December 31, 2015 was 0.51%. As the interest rate is subject to a minimum LIBOR floor which was greater than the 2M LIBOR rate at December 31, 2015, the prevailing rate in effect at December 31, 2015 was the base rate plus the LIBOR floor.
(4)	The interest rate on these loans is subject to a base rate plus 3 Month (“3M”) LIBOR, which at December 31, 2015 was 0.61%. As the interest rate is subject to a minimum LIBOR floor which was greater than the 3M LIBOR rate at December 31, 2015, the prevailing rate in effect at December 31, 2015 was the base rate plus the LIBOR floor.
(5)	The interest rate on these loans is subject to a base rate plus 6 Month (“6M”) LIBOR, which at December 31, 2015 was 0.85%. As the interest rate is subject to a minimum LIBOR floor which was greater than the 6M LIBOR rate at December 31, 2015, the prevailing rate in effect at December 31, 2015 was the base rate plus the LIBOR floor.

Below is certain summarized financial Information for the Sierra JV as of March 31, 2016 and December 31, 2015 and for the three months ended March 31, 2016:

	As of March 31, 2016 (unaudited)	As of December 31, 2015
Selected Consolidated Statement of Assets and Liabilities Information:
Investments in loans at fair value (cost: $103,950,980 and $88,743,086, respectively)	$103,135,186	$88,164,931
Cash	7,318,657	12,185,795
Other Assets	573,265	263,302
Deferred Financing Costs (net of amortization of $195,082 and $85,636, respectively)	1,594,832	1,704,278

Total Assets	$112,621,940	$102,318,306

Payable for unsettled trades	72,711,000	9,912,697
Senior credit facility payable	—	52,691,000
Interest payable	219,894	144,637
Other liabilities	236,381	302,280

Total liabilities	$73,167,275	$63,050,614
Members’ equity	39,454,665	39,267,692

Total liabilities and net assets	$112,621,940	$102,318,306

Three months ended March 31, 2016 (unaudited)
Selected Consolidated Statement of Operations Information:
Total revenues	$1,876,987
Total expenses	(941,768)
Net unrealized depreciation	(237,638)
Net realized gain (loss)	19,394

Net income	$716,975

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

The following table presents the fair value measurements of the Company’s total investments, by major class according to the fair value hierarchy, as of March 31, 2016:

Type of Investment	Level 1	Level 2	Level 3	Total
Asset
Senior secured first lien term loans	$—	$—	$509,353,733	$509,353,733
Senior secured first lien notes	—	29,649,512	38,901,471	68,550,983
Senior secured second lien term loans	—	—	292,372,510	292,372,510
Warrants/Equity	—	—	27,104,766	27,104,766
Money market fund	35,876,489	—	—	35,876,489

Total	$35,876,489	$29,649,512	$867,732,480	$933,258,481

Sierra Senior Loan Strategy JV I LLC				$34,597,554

Total Investments, at fair value				$967,856,035

Derivative Instrument-Long Exposure	Level 1	Level 2	Level 3	Total
Liability
Total return swap with Citibank, N.A.	$—	$—	$30,041,130	$30,041,130

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

The following table provides a reconciliation of the beginning and ending balances for total investments that use Level 3 inputs for the three months ended March 31, 2016 based off of fair value hierarchy at March 31, 2016:

	Senior Secured First Lien Notes	Senior Secured First Lien Term Loans	Senior Secured Second Lien Term Loans	Warrants/ Equity	Total Return Swap	Total
Balance, December 31, 2015	$47,477,500	$514,638,093	$278,645,462	$13,243,836	$(27,365,819)	$826,639,072
Purchases	450,000	40,823,374	21,288,751	15,047,498	—	77,609,623
Sales	—	(41,770,750)	(7,000,000)	—	—	(48,770,750)
Transfers in	—	—	—	—	—	—
Transfers out	(9,068,366)	—	—	—	—	(9,068,366)
Amortization of discount/(premium)	(220)	67,870	106,267	—	—	173,917
Paid-in-kind interest income	—	1,468,561	—	104,069	—	1,572,630
Net realized gains (losses)	—	44,543	—	—	—	44,543
Net change in unrealized appreciation/ (depreciation)	42,557	(5,917,958)	(667,970)	(1,290,637)	(2,675,311)	(10,509,319)

Balance, March 31, 2016	$38,901,471	$509,353,733	$292,372,510	$27,104,766	$(30,041,130)	$837,691,350

Change in net unrealized appreciation (depreciation) in investments held as of March 31, 2016(1)	$(788,661)	$(5,217,447)	$(667,970)	$(1,290,637)	$(2,675,311)	$(10,640,026)

(1)	Amount is included in the related amount on investments and derivative instruments in the condensed consolidated statements of operations.

Transfers between levels of the fair value hierarchy are reported at the beginning of the reporting period in which they occur. During the three months ended March 31, 2016, the Company recorded $9,068,366 in transfers from Level 3 to Level 2 due to availability of market data and observable valuation inputs to support the valuation. The Company recorded no other transfers between levels.

The following table provides a reconciliation of the beginning and ending balances for total investments that use Level 3 inputs for the three months ended March 31, 2015 based off of fair value hierarchy at March 31, 2015:

	Senior Secured First Lien Notes(1)	Senior Secured First Lien Term Loans	Senior Secured Second Lien Term Loans	Warrants/ Equity	Total Return Swap	Total
Balance, December 31, 2014	$43,912,887	$339,094,785	$217,951,068	$5,161,466	$(7,651,597)	$598,468,609
Purchases	—	94,379,999	2,440,422	1	—	96,820,422
Sales	(458,660)	(1,845,221)	(1,968,918)	—	—	(4,272,799)
Transfers in	—	—	—	—	—	—
Transfers out	(25,673,429)	—	—	—	—	(25,673,429)
Amortization of discount/(premium)	(146)	93,704	108,416	—	—	201,974
Paid-in-kind interest income	—	254,852	—	92,301	—	347,153
Net realized gains (losses)	(752,524)	36,015	(29,156)	—	—	(745,665)
Net change in unrealized appreciation/ (depreciation)	(355,432)	(1,429,399)	(1,536,773)	910,518	2,807,017	395,931

Balance, March 31, 2015	$16,672,696	$430,584,735	$216,965,059	$6,164,286	$(4,844,580)	$665,542,196

Change in net unrealized appreciation (depreciation) in investments held as of March 31, 2015(2)	$(385,024)	$(1,441,558)	$(1,525,295)	$910,518	$2,807,017	$365,658

(1)	Includes Assets previously classified as Senior Secured Second Lien Notes.
(2)	Amount is included in the related amount on investments and derivative instruments in the condensed consolidated statements of operations.

Transfers between levels of the fair value hierarchy are reported at the beginning of the reporting period in which they occur. During the three months ended March 31, 2015, the Company recorded $25,673,429 in transfers from Level 3 to Level 2 due to availability of market data and observable valuation inputs to support the valuation.

The following table presents the quantitative information about Level 3 fair value measurements of the Company’s total investments, as of March 31, 2016:

Company(1)	Fair Value	Valuation techniques(1)	Unobservable input(1)	Range (weighted average)
Senior Secured First Lien Term Loans	$424,010,563	Income Approach (DCF)	Market Yield	6.78% - 15.26% (10.16%)
Senior Secured First Lien Term Loans	6,043,330	Market Approach (Guideline Comparable)/Income Approach (DCF)	NTM Revenue Multiple, NTM EBITDA Multiple, Discount Rate	0.75x - 1.25x (1.00x)/5.00x - 6.00x (5.50x)/16.5% - 17.5% (17.0%)
Senior Secured First Lien Term Loans	13,071,904	Market Approach (Guideline Comparable)/Income Approach (DCF)	LTM EBITDA Multiple, Discount Rate	5.75x - 6.25x (6.00x)/16.5% - 18.5% (17.5%)
Senior Secured First Lien Term Loans	6,763,266	Market Approach (Guideline Comparable)/Income Approach (DCF)	NTM Revenue Multiple, NTM EBITDA Multiple, RGU, Discount Rate	1.00x - 1.60x (1.30x)/7.00x - 8.00x (7.50x)/$393.75 - $525.00 ($459.38)/13.0% -15.0% (14.0%)
Senior Secured First Lien Term Loans	3,503,900	Market Approach (Guideline Comparable)	NTM EBITDA Multiple, NTM Adjusted EBITDA Multiple	3.00x - 4.00x (3.50x)/3.00x - 4.00x (3.50x)
Senior Secured First Lien Term Loans	55,960,771	Recent Arms-length Transaction	Recent Arms-length Transaction	N/A
Senior Secured First Lien Notes	34,778,690	Income Approach (DCF)	Market Yield	9.25% - 9.25% (9.25%)
Senior Secured First Lien Notes	157,156	Enterprise Valuation Analysis	Estimated Liquidation Proceeds	$44.9M - $73.2M ($59.7M)
Senior Secured First Lien Notes	3,965,625	Recent Arms-length Transaction	Recent Arms-length Transaction	N/A
Senior Secured Second Lien Term Loans	273,637,753	Income Approach (DCF)	Market Yield	9.76% - 30.00% (11.17%)
Senior Secured Second Lien Term Loans	1,700,247	Market Approach (Guideline Comparable)	Run-Rate EBITDA Multiple, PV-10 Multiple	3.5x - 4.5x (4.0x)/0.20x - 0.40x (0.30x)
Senior Secured Second Lien Term Loans	144,840	Market Approach (Guideline Comparable)	LTM EBITDA Multiple, NTM EBITDA Multiple	6.0x - 7.0x (7.0x)/6.0x - 7.0x (7.0x)
Senior Secured Second Lien Term Loans	16,889,670	Recent Arms-length Transaction	Recent Arms-length Transaction	N/A
Equity/Warrants	—	Enterprise Valuation Analysis	Estimated Liquidation Proceeds	$44.9M - $73.2M ($59.7M)
Equity/Warrants	700,870	Market Approach (Guideline Comparable)/Income Approach (DCF)	NTM Revenue Multiple, NTM EBITDA Multiple, RGU, Discount Rate	1.00x - 1.60x (1.30x)/7.00x - 8.00x (7.50x)/$393.75 - $525.00 ($459.38)/13.0% - 15.0% (14.0%)
Equity/Warrants	192,308	Market Approach (Guideline Comparable)/Income Approach (DCF)	NTM EBITDA Multiple, Discount rate	6.50x - 7.50x (7.00x)/16.0% - 18.0% (17.0%)
Equity/Warrants	—	Market Approach (Guideline Comparable)/Income Approach (DCF)	NTM Revenue Multiple, NTM EBITDA Multiple, Discount Rate	0.75x - 1.25x (1.00x)/5.00x - 6.00x (5.50x)/16.5% - 17.5% (17.0%)

Company(1)	Fair Value	Valuation techniques(1)	Unobservable input(1)	Range (weighted average)
Equity/Warrants	—	Market Approach (Guideline Comparable)/Income Approach (DCF)	LTM EBITDA Multiple, Discount Rate	5.75x - 6.25x (6.00x)/16.5% - 18.5% (17.5%)
Equity/Warrants	—	Market Approach (Guideline Comparable)	N/A	N/A
Equity/Warrants	675,884	Market Approach (Guideline Comparable)	LTM EBITDA Multiple, NTM EBITDA Multiple	4.00x - 5.00x (4.50x)/4.00x - 5.00x (4.50x)
Equity/Warrants	25,535,704	Recent Arms-length Transaction	Recent Arms-length Transaction	N/A
Total Return Swap	(30,041,130)	Income Approach (DCF)	Market Yield	5.53% - 68.40% (10.80%)

Total	$837,691,350

(1)	Represents amounts used when the Company has determined that market participants would use such multiples when measuring the fair value of these investments.

The following table presents the quantitative information about Level 3 fair value measurements of the Company’s total investments, as of December 31, 2015:

Company(1)	Fair Value	Valuation techniques(1)	Unobservable input(1)	Range (weighted average)
Senior Secured First Lien Term Loans	$439,536,490	Income Approach (DCF)	Market Yield	6.48% - 47.96% (10.41%)
Senior Secured First Lien Term Loans	6,241,367	Market Approach (Guideline Comparable)	2015 Revenue Multiple and 2015 EBITDA Multiple	0.50x - 1.00x (1.00x)/3.50x - 4.50x (4.50x)
Senior Secured First Lien Term Loans	13,839,943	Market Approach (Guideline Comparable)	LTM and EBITDA Multiple	5.75x - 6.25x (5.75x)
Senior Secured First Lien Term Loans	6,678,501	Market Approach (Guideline Comparable)	2015 Revenue Multiple, 2015 EBITDA Multiple, RGU Price	1.00x - 1.25x (1.13x)/12.00x - 13.00x (12.50x)/$393.75 - $525.00 ($459.38)
Senior Secured First Lien Term Loans	48,341,792	Recent Arms-length Transaction	Recent Arms-length Transaction	N/A
Senior Secured First Lien Notes	43,804,717	Income Approach (DCF)	Market Yield	9.81% - 41.99% (12.94%)
Senior Secured First Lien Notes	3,515,627	Recent Arms-length Transaction	Recent Arms-length Transaction	N/A
Senior Secured First Lien Notes	157,156	Enterprise Valuation Analysis	EBITDA Multiple/Estimated Liquidation Proceeds	0.00x - 0.00 (0.00x) / $44.9M - $73.2M ($59.7M )
Senior Secured Second Lien Term Loans	203,968,614	Income Approach (DCF)	Market Yield	9.80% - 30.00% (11.55%)
Senior Secured Second Lien Term Loans	14,441,745	Income Approach (DCF)	Market Yield/Cost of Equity	14.42% - 14.42% (14.42%); 18.00% - 20.00% (19.00%)
Senior Secured Second Lien Term Loans	1,700,247	Market Approach (Guideline Comparable)	Run-Rate EBITDA Multiple	3.50x - 4.50x (4.50x)
Senior Secured Second Lien Term Loans	144,856	Market Approach (Guideline Comparable)	LTM and 2016 EBITDA Multiple	6.00x - 7.00x (7.00x)/6.00x - 7.00x (7.00x)

Company(1)	Fair Value	Valuation techniques(1)	Unobservable input(1)	Range (weighted average)
Senior Secured Second Lien Term Loans	58,390,000	Recent Arms-length Transaction	Recent Arms-length Transaction	N/A
Equity/Warrants	—	Enterprise Valuation Analysis	EBITDA Multiple/Estimated Liquidation Proceeds	0.00x - 0.00 (0.00x) / $44.9M - $73.2M ($59.7M )
Equity/Warrants	3,267,264	Income Approach (DCF)	Market Yield	13.56% - 13.56% (13.56%)
Equity/Warrants	500,892	Market Approach (Guideline Comparable)	2015 Revenue Multiple, 2015 EBITDA Multiple, RGU Price	1.00x - 1.25x (1.13x)/12.00x - 13.00x (12.50x)/$393.75 - $525.00 ($459.38)
Equity/Warrants	2,535,132	Market Approach (Guideline Comparable)	LTM and NTM EBITDA Multiple	7.75x - 8.00x (7.84x)/7.00x - 7.50x (7.32x)
Equity/Warrants	—	Market Approach (Guideline Comparable)	2015 Revenue Multiple and 2015 EBITDA Multiple	0.50x - 1.00x (1.00x)/3.50x - 4.50x (4.50x)
Equity/Warrants	—	Market Approach (Guideline Comparable)	LTM and NTM EBITDA Multiple	6.50x - 7.50x (7.00x)/6.50x - 7.50x (7.00x)
Equity/Warrants	—	Market Approach (Guideline Comparable)	EBITDA Multiple	12.5x - 13.5x (13.5x)
Equity/Warrants	661,640	Market Approach (Guideline Comparable)	LTM and EBITDA Multiple	0.00x - 5.75x (4.0x)
Equity/Warrants	6,278,908	Recent Arms-length Transaction	Recent Arms-length Transaction	N/A
Total return swap	(27,365,819)	Income Approach (DCF)	Market Yield of Underlying Assets	6.19% - 74.34% (11.12%)

Total	$826,639,072

(1)	Represents amounts used when the Company has determined that market participants would use such multiples when measuring the fair value of these investments.

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

SIC Advisors acts as the investment manager of Arbor and has discretion over the composition of the basket of loans underlying the TRS. The terms of the TRS are governed by an ISDA 2002 Master Agreement, the Schedule thereto and Credit Support Annex to such Schedule, and the Confirmation exchanged thereunder, between Arbor and Citibank, which collectively establish the TRS, and are collectively referred to herein as the “TRS Agreement”. On March 21, 2014, Arbor amended and restated its Confirmation Letter Agreement (the “Amended Confirmation Agreement”) with Citibank. The Amended Confirmation Agreement increased the maximum market value (determined at the time each such loan becomes subject to the TRS) of the portfolio of loans that Arbor may select from $200,000,000, and increased the interest rate payable to Citibank from LIBOR plus 1.30% per annum to LIBOR plus 1.35% per annum. Other than the foregoing, the Amended Confirmation Agreement did not change any of the other terms of the TRS.

On July 23, 2014, Arbor entered into the Second Amended and Restated Confirmation Letter Agreement (the “Second Amended Confirmation Agreement”) with Citibank. The Second Amended Confirmation Agreement increased the maximum market value (determined at the time each such loan becomes subject to the TRS) of the portfolio of loans that Arbor may select from $200,000,000 to $350,000,000. Other than the foregoing, the Second Amended Confirmation Agreement did not change any of the other terms of the TRS.

On June 8, 2015, Arbor, entered into the Third Amended and Restated Confirmation Letter Agreement (the “Third Amended Confirmation Agreement”) with Citibank. The Third Amended Confirmation Agreement decreased the maximum market value (determined at the time each such loan becomes subject to the TRS) of the portfolio of loans that Arbor may select from $350,000,000 to $300,000,000. Other than the foregoing, the Third Amended Confirmation Agreement did not change any of the other terms of the TRS.

On March 21, 2016, Arbor entered into the Fourth Amended and Restated Confirmation Letter Agreement (the “Fourth Amended Confirmation Agreement”) with Citibank. The Fourth Amended Confirmation Agreement extended the term of the TRS from March 21, 2016 through March 21, 2019 and increased the interest rate payable to Citi from LIBOR plus 1.35% per annum to LIBOR plus 1.65% per annum. Other than the foregoing, the Fourth Amended Confirmation Agreement did not change any of the other terms of the TRS.

Pursuant to the terms of the TRS Agreement, as amended, and subject to conditions customary for transactions of this nature, Arbor may select a portfolio of loans with a maximum market value (determined at the time each such loan becomes subject to the TRS) of $300,000,000, which is also referred to as the maximum notional amount of the TRS. Arbor receives from Citibank a periodic payment on set dates that is based upon any coupons, both earned and accrued, generated by the loans underlying the TRS, subject to limitations described in the Amended TRS Agreement as well as any fees associated with the loans included in the portfolio. Arbor pays to Citibank interest at a rate equal to one-month LIBOR plus 1.65% per annum. In addition, upon the termination or repayment of any loan subject to the TRS, Arbor either receives from Citibank the appreciation in the value of such loan, or pays to Citibank any depreciation in the value of such loan.

Citibank may terminate the TRS on or after the second anniversary of the effectiveness of the TRS. SIC Advisors may terminate the TRS on behalf of Arbor at any time upon providing 10 days prior notice to Citibank. Any termination by SIC Advisors on behalf of Arbor prior to the second anniversary of the effectiveness of the TRS will result in payment of an early termination fee to Citibank. The early termination fee shall equal the present value of the following two cash flows: (a) interest payments at a rate equal 1.65% based on 70% of the maximum notional amount of $300,000,000, payable from the later of the first anniversary of the effectiveness of the TRS or the termination date until the second anniversary of the effectiveness of the TRS and (b) interest payments at a rate equal to 0.15% based on the maximum notional amount of $300,000,000, payable from the later of the first anniversary of the effectiveness of the TRS or the termination date until the second anniversary of the effectiveness of the TRS.

Arbor is required to pay a minimum usage fee in connection with the TRS of 1.65% on the amount equal to 85% of the average daily unused portion of the maximum amount permitted under the TRS. Such minimum usage fee will not apply during the first 365 days and last 60 days of the term of the TRS. Arbor will also pay Citibank customary fees in connection with the establishment and maintenance of the TRS. During the three months ended March 31, 2016 and 2015, Arbor paid $162,167 and $135,775 in minimum usage fees, respectively.

Arbor is required to initially cash collateralize a specified percentage of each loan (generally 25% to 35% of the market value of such loan) included under the TRS in accordance with margin requirements described in the

Amended TRS Agreement. As of March 31, 2016 and December 31, 2015, Arbor has posted $82,929,970 and $77,029,970, respectively, in collateral to Citibank in relation to the TRS which is recorded on the consolidated statements of assets and liabilities as cash collateral on total return swap. Arbor may be required to post additional collateral from time to time as a result of a decline in the mark-to-market value of the portfolio of loans subject to the TRS. The obligations of Arbor under the Amended TRS Agreement are non-recourse to the Company and the Company’s exposure under the Amended TRS Agreement is limited to the value of the Company’s investment in Arbor, which generally equals the value of cash collateral provided by Arbor under the Amended TRS Agreement.

In connection with the TRS, Arbor has made customary representations and warranties and is required to comply with various covenants, reporting requirements and other customary requirements for similar transactions. In addition to customary events of default and termination events included in the form ISDA 2002 Master Agreement, the Amended TRS Agreement contains the following termination events: (a) a failure to satisfy the portfolio criteria for at least 30 days; (b) a failure to post initial cash collateral or additional collateral as required by the Amended TRS Agreement; (c) a default by Arbor or the Company with respect to indebtedness in an amount equal to or greater than the lesser of $10,000,000 and 2% of the Company’s NAV at such time; (d) a merger of Arbor or the Company meeting certain criteria; (e) the Company or Arbor amending their respective constituent documents to alter their investment strategy in a manner that has or could reasonably be expected to have a material adverse effect; and (f) SIC Advisors ceasing to be the investment manager of Arbor or to have authority to enter into transactions under the Amended TRS Agreement on behalf of Arbor, and not being replaced by an entity reasonably acceptable to Citibank. As of March 31, 2016 and December 31, 2015, the Company did not have any derivatives with contingent features in net liability positions; therefore, if a trigger event had occurred, no amount would have been required to be posted by the Company.

The Company’s maximum credit risk exposure as of March 31, 2016 and December 31, 2015 is $84,817,168 and $78,523,223, respectively, which is recorded on the consolidated statements of assets and liabilities as cash collateral on total return swap and receivable due on total return swap.

The Company’s receivable from Citibank, represents realized amounts from payments on underlying loans in the total return swap portfolio which as of March 31, 2016 and December 31, 2015 was $1,887,198 and $1,493,253, respectively, which is recorded on the consolidated statements of assets and liabilities as receivable due on total return swap. The Company does not offset collateral posted in relation to the TRS with any unrealized appreciation or depreciation outstanding in the consolidated statements of assets and liabilities as of March 31, 2016 or December 31, 2015.

Transactions in total return swap contracts during the three months ended March 31, 2016 and 2015 resulted in $2,429,912 and $2,900,317 in realized gains/(losses) and $(2,675,311) and $2,807,017 in unrealized gains/(losses), respectively, which is recorded on the consolidated statements of operations.

The Company only held one derivative position as of March 31, 2016 and December 31, 2015, which is and was subject to a Master Agreement (“MA”). The following table represents the Company’s gross and net amounts after offset under the MA of the derivative assets and liabilities presented by derivative type net of the related collateral pledged by the Company as of March 31, 2016 and December 31, 2015:

	Gross Derivative Assets/(Liabilities) Subject to MA	Derivative Amount Available for Offset	Net Amount Presented in the Consolidated Statements of Assets and Liabilities	Cash Collateral Received	Net Amount of Derivative Assets/(Liabilities)
March 31, 2016
Total Return Swap(1)	$(30,041,130)	$—	$(30,041,130)	$—	$(30,041,130)

December 31, 2015
Total Return Swap(1)	$(27,365,819)	$—	$(27,365,819)	$—	$(27,365,819)

(1)

Cash was posted for initial margin requirements for the total return swap as of March 31, 2016 and December 31, 2015 and is reported on the consolidated statements of assets and liabilities as cash collateral on total return swap.

The following represents the volume of the Company’s derivative transactions during the three months ended March 31, 2016 and 2015:

	Three months ended March 31,
	2016	2015
Average notional par amount of contracts	$209,255,183	$217,464,352

The following is a summary of the TRS reference assets as of March 31, 2016:

Company(1)	Industry	Type of Investment	Coupon Rate	Maturity	Par Amount	Initial Notional Cost(2)	Fair Value	Unrealized Appreciation (Depreciation)
American Beacon Advisors Inc	Banking, Finance, Insurance & Real Estate	Senior Secured First Lien Term loans(7)	LIBOR + 4.500%, 1.000% Floor	4/30/2022	995,000	$990,025	$981,319	$(8,706)
Answsers Corporation	High Tech Industries	Senior Secured First Lien Term loans(5)	LIBOR + 5.250%, 1.000% Floor	10/1/2021	14,850,000	14,330,250	9,788,674	(4,541,576)
ANVC Merger Corp.	Aerospace & Defense	Senior Secured First Lien Term loans(7)	LIBOR + 4.500%, 1.000% Floor	2/18/2021	4,728,025	4,680,745	4,255,223	(425,522)
AP Gaming I, LLC	Hotel, Gaming & Leisure	Senior Secured Second Lien Term loans(7)	LIBOR + 8.250%, 1.000% Floor	12/18/2020	10,727,198	10,520,173	9,847,568	(672,605)
Asurion Corporation	Banking, Finance, Insurance & Real Estate	Senior Secured First Lien Term loans(7)	LIBOR + 3.750%, 1.250% Floor	5/24/2019	4,700,600	4,700,015	4,630,091	(69,924)
Atkore International, Inc	Metals & Mining	Senior Secured Second Lien Term loans(7)	LIBOR + 6.750%, 1.000% Floor	10/9/2021	10,000,000	10,032,500	9,100,000	(932,500)
Bowlmor AMF Corporation	Services: Consumer	Senior Secured First Lien Term loans(7)	LIBOR + 6.250%, 1.000% Floor	9/18/2021	8,887,500	8,754,188	8,709,750	(44,438)
CJ Holding Co.	Energy: Oil & Gas	Senior Secured First Lien Term loans(7)	LIBOR + 5.500%, 1.000% Floor	3/24/2020	2,977,500	2,560,650	1,291,491	(1,269,159)
CSP Technologies North America, Inc	Containers, Packaging & Glass	Senior Secured First Lien Term loans(7)	LIBOR + 6.000%, 1.000% Floor	1/29/2022	9,855,882	9,658,765	9,708,044	49,279
Collective Brands Finance Inc.	Retail	Senior Secured First Lien Term loans(7)	LIBOR + 4.000%, 1.000% Floor	3/11/2021	5,895,000	5,872,894	2,908,181	(2,964,713)
Encompass Digital Media, Inc	Telecommunications	Senior Secured First Lien Term loans(5)	LIBOR + 4.500%, 1.000% Floor	6/6/2021	4,925,000	4,900,375	4,728,000	(172,375)
Fieldwood Energy LLC	Energy: Oil & Gas	Senior Secured Second Lien Term loans(7)	LIBOR + 7.125%, 1.250% Floor	9/30/2020	4,246,305	4,317,500	737,796	(3,579,704)
Genex Services, Inc.	Banking, Finance, Insurance & Real Estate	Senior Secured First Lien Term loans(5)	LIBOR + 4.250%, 1.000% Floor	5/21/2021	2,964,950	2,950,125	2,905,651	(44,474)

Company(1)	Industry	Type of Investment	Coupon Rate	Maturity	Par Amount	Initial Notional Cost(2)	Fair Value	Unrealized Appreciation (Depreciation)
Hudson Products Holdings Inc	Capital Equipment	Senior Secured First Lien Term loans(7)	LIBOR + 4.000%, 1.000% Floor	3/15/2019	1,872,446	1,863,083	1,192,130	(670,953)
Iqor US Inc.	Services: Business	Senior Secured First Lien Term loans(7)	LIBOR + 5.000%, 1.000% Floor	4/1/2021	7,649,206	7,496,222	6,176,734	(1,319,488)
Isola USA	High Tech Industries	Senior Secured First Lien Term loans(7)	LIBOR + 8.250%, 1.000% Floor	11/29/2018	3,800,000	3,743,000	3,348,104	(394,896)
Language Line LLC	Telecommunications	Senior Secured First Lien Term loans(5)	LIBOR + 5.500%, 1.000% Floor	7/7/2021	3,193,167	3,161,235	3,173,209	11,974
Livingston International, Inc.	Transportation: Cargo	Senior Secured Second Lien Term loans(1)(4)(7)	LIBOR + 7.750%, 1.250% Floor	4/18/2020	1,954,783	1,969,443	1,802,993	(166,450)
Mohegan Tribal Gaming	Hotel, Gaming & Leisure	Senior Secured First Lien Term loans(7)	LIBOR + 4.500%, 1.000% Floor	11/19/2019	6,724,737	6,597,127	6,493,608	(103,519)
Nine West Holdings, Inc.	Consumer goods: Non-durable	Senior Secured First Lien Term loans(7)	LIBOR + 3.750%, 1.000% Floor	10/8/2019	5,910,000	5,895,225	3,498,720	(2,396,505)
Packaging Coordinators, Inc.	Containers, Packaging & Glass	Senior Secured First Lien Term loans(7)	LIBOR + 4.250%, 1.000% Floor	8/1/2021	4,937,500	4,888,125	4,871,683	(16,442)
Petco Animal Supplies, Inc.	Retail	Senior Secured First Lien Term loans(7)	LIBOR + 4.750%, 1.000% Floor	1/26/2023	10,000,000	9,800,000	9,984,700	184,700
Preferred Sands Holding Company, LLC	Construction & Building	Senior Secured First Lien Term loans(7)	LIBOR + 5.750%, 1.000% Floor	7/27/2020	6,912,500	6,843,375	2,834,125	(4,009,250)
Sungard Availability Services Capital Inc.	Services: Business	Senior Secured First Lien Term loans(5)	LIBOR + 5.000%, 1.000% Floor	3/31/2019	10,592,195	10,545,854	9,338,820	(1,207,034)
TaxACT Inc.	Banking, Finance, Insurance & Real Estate	Senior Secured First Lien Term loans(5)	LIBOR + 6.000%, 1.000% Floor	1/3/2023	4,650,000	4,510,500	4,510,500	—
Tensar Corp.	Capital Equipment	Senior Secured First Lien Term loans(7)	LIBOR + 4.750%, 1.000% Floor	7/9/2021	11,850,000	11,731,500	9,598,500	(2,133,000)
Thomson Multimedia	Media: Advertising, Printing & Publishing	Senior Secured First Lien Term loans(5)	LIBOR + 6.000%, 1.000% Floor	3/31/2020	8,771,899	8,879,253	8,721,812	(157,441)
Travelclick, Inc	Hotel, Gaming & Leisure	Senior Secured First Lien Term loans(5)	LIBOR + 4.500%, 1.250% Floor	5/12/2021	9,793,030	9,695,100	9,303,379	(391,721)
Tribune Publishing Co.	Media: Advertising, Printing & Publishing	Senior Secured First Lien Term loans(4)(5)	LIBOR + 4.750%, 1.000% Floor	8/4/2021	9,375,000	9,300,000	8,625,000	(675,000)
TTM Technologies Inc.	High Tech Industries	Senior Secured First Lien Term loans(4)(7)	LIBOR + 5.000%, 1.000% Floor	5/7/2021	3,667,971	3,539,591	3,475,402	(64,189)
US Shipping Partners LP	Transportation: Cargo	Senior Secured First Lien Term loans(7)	LIBOR + 4.250%, 1.000% Floor	4/26/2021	1,881,364	1,867,253	1,777,888	(89,365)

Company(1)	Industry	Type of Investment	Coupon Rate	Maturity	Par Amount	Initial Notional Cost(2)	Fair Value	Unrealized Appreciation (Depreciation)
YP Holdings LLC	Media: Advertising, Printing & Publishing	Senior Secured First Lien Term loans(5)	LIBOR + 6.750%, 1.250% Floor	6/4/2018	3,130,435	3,153,913	3,091,523	(62,390)
YRC Worldwide Inc.	Transportation: Cargo	Senior Secured First Lien Term loans(4)(7)	LIBOR + 7.000%, 1.000% Floor	2/13/2019	9,812,279	9,800,123	7,761,513	(2,038,610)

					212,231,472	$209,548,127	$179,172,131	$(30,375,996)
Total accrued interest income, net of expenses								$334,866

Total unrealized depreciation on total return swap								($30,041,130)

(1)	All investments are domiciled in the United States except for Livingston International, Inc., which is domiciled in Canada.
(2)	Represents the initial amount of par of an investment in which the TRS is referenced.
(3)	The referenced asset or portion thereof is unsettled as of March 31, 2016.
(4)	The investment is not a qualifying asset under the Investment Company Act of 1940, as amended.
(5)

The interest rate on these loans is subject to a base rate plus 1M LIBOR, which at March 31, 2016 was 0.44%. As the interest rate is subject to a minimum LIBOR floor which was greater than the 1M LIBOR rate at March 31, 2016, the prevailing rate in effect at March 31, 2016 was the base rate plus the LIBOR floor.

(6)

The interest rate on these loans is subject to a base rate plus 2M LIBOR, which at March 31, 2016 was 0.52%. As the interest rate is subject to a minimum LIBOR floor which was greater than the 2M LIBOR rate at March 31, 2016, the prevailing rate in effect at March 31, 2016 was the base rate plus the LIBOR floor.

(7)

The interest rate on these loans is subject to a base rate plus 3M LIBOR, which at March 31, 2016 was 0.63%. As the interest rate is subject to a minimum LIBOR floor which was greater than the 3M LIBOR rate at March 31, 2016, the prevailing rate in effect at March 31, 2016 was the base rate plus the LIBOR floor.

(8)

The interest rate on these loans is subject to a base rate plus 6M LIBOR, which at March 31, 2016 was 0.90%. As the interest rate is subject to a minimum LIBOR floor which was greater than the 6M LIBOR rate at March 31, 2016, the prevailing rate in effect at March 31, 2016 was the base rate plus the LIBOR floor.

The following is a summary of the TRS reference assets as of December 31, 2015:

Company(1)	Industry	Type of Investment	Coupon Rate	Maturity	Par Amount	Initial Notional Cost(2)	Fair Value	Unrealized Appreciation (Depreciation)
American Beacon Advisors Inc	Banking, Finance, Insurance & Real Estate	Senior Secured First Lien Term loans(7)	LIBOR + 4.500%, 1.00% Floor	4/30/2022	997,500	$992,513	$984,204	$(8,309)
Answers Corporation	High Tech Industries	Senior Secured First Lien Term loans(5)	LIBOR + 5.250%, 1.00% Floor	10/1/2021	14,887,500	14,366,438	9,974,625	(4,391,813)
ANVC Merger Corp.	Aerospace & Defense	Senior Secured First Lien Term loans(7)	LIBOR + 4.500%, 1.00% Floor	2/18/2021	4,740,086	4,692,685	4,597,883	(94,802)
AP Gaming I, LLC	Hotel, Gaming & Leisure	Senior Secured Second Lien Term loans(7)	LIBOR + 8.250%, 1.000% Floor	12/20/2020	14,263,492	13,988,219	13,710,781	(277,438)
Asurion Corporation	Banking, Finance, Insurance & Real Estate	Senior Secured First Lien Term loans(7)	LIBOR + 3.750%, 1.25% Floor	5/24/2019	4,724,269	4,723,681	4,415,727	(307,954)
Atkore International, Inc	Metals & Mining	Senior Secured Second Lien Term loans(7)	LIBOR + 6.750%, 1.00% Floor	10/9/2021	10,000,000	10,032,500	8,700,000	(1,332,500)
Bowlmor AMF Corporation	Services: Consumer	Senior Secured First Lien Term loans(7)	LIBOR + 6.250%, 1.00% Floor	9/18/2021	8,910,000	8,776,350	8,783,745	7,395

Company(1)	Industry	Type of Investment	Coupon Rate	Maturity	Par Amount	Initial Notional Cost(2)	Fair Value	Unrealized Appreciation (Depreciation)
CJ Holding Co.	Energy: Oil & Gas	Senior Secured First Lien Term loans(4)(5)	LIBOR + 5.500%, 1.00% Floor	3/24/2020	2,985,000	2,567,100	1,814,880	(752,220)
CSP Technologies North America, Inc	Containers, Packaging & Glass	Senior Secured First Lien Term loans(7)	LIBOR + 6.000%, 1.00% Floor	1/29/2022	9,925,000	9,726,500	9,726,500	—
Collective Brands Finance Inc.	Retail	Senior Secured First Lien Term loans(7)	LIBOR + 4.000%, 1.00% Floor	3/11/2021	5,910,000	5,887,838	3,376,088	(2,511,750)
Encompass Digital Media, Inc	Telecommunications	Senior Secured First Lien Term loans(5)	LIBOR + 4.500%, 1.000% Floor	6/6/2021	4,937,500	4,912,813	4,814,063	(98,750)
Fieldwood Energy LLC	Energy: Oil & Gas	Senior Secured Second Lien Term loans(8)	LIBOR + 7.125%, 1.250% Floor	9/30/2020	4,246,305	4,317,500	636,946	(3,680,554)
Genex Services, Inc.	Banking, Finance, Insurance & Real Estate	Senior Secured First Lien Term loans(5)	LIBOR + 4.250%, 1.000% Floor	5/30/2021	2,972,475	2,957,612	2,915,492	(42,120)
Hudson Products Holdings Inc	Capital Equipment	Senior Secured First Lien Term loans(7)	LIBOR + 4.000%, 1.000% Floor	3/15/2019	1,872,446	1,863,083	1,569,727	(293,356)
Iqor US Inc.	Services: Business	Senior Secured First Lien Term loans(7)	LIBOR + 5.00%, 1.000% Floor	4/1/2021	7,668,571	7,515,200	6,045,365	(1,469,835)
Isola USA	High Tech Industries	Senior Secured First Lien Term loans(7)	LIBOR + 8.250%, 1.000% Floor	11/29/2018	3,825,000	3,767,625	3,372,417	(395,208)
Language Line LLC	Telecommunications	Senior Secured First Lien Term loans(7)	LIBOR + 5.50%, 1.000% Floor	7/7/2021	3,293,750	3,260,813	3,266,314	5,501
Livingston International, Inc.	Transportation: Cargo	Senior Secured Second Lien Term loans(1)(4)(7)	LIBOR + 7.750%, 1.250% Floor	4/18/2020	1,954,783	1,969,443	1,804,239	(165,204)
Maxim Crane Works LP	Capital Equipment	Senior Secured Second Lien Term loans(5)	LIBOR + 9.250%, 1.000% Floor	11/26/2018	6,500,000	6,590,000	6,370,000	(220,000)
Mohegan Tribal Gaming	Hotel, Gaming & Leisure	Senior Secured First Lien Term loans(7)	LIBOR + 4.500%, 1.000% Floor	11/19/2019	6,937,197	6,805,555	6,771,189	(34,366)
Nine West Holdings, Inc.	Consumer goods: Non-durable	Senior Secured First Lien Term loans(7)	LIBOR + 3.750%, 1.000% Floor	10/8/2019	5,925,000	5,910,188	4,094,175	(1,816,013)
Packaging Coordinators, Inc.	Containers, Packaging & Glass	Senior Secured First Lien Term loans(7)	LIBOR + 4.250%, 1.000% Floor	8/1/2021	4,950,000	4,900,500	4,900,500	—
Preferred Sands Holding Company, LLC	Construction & Building	Senior Secured First Lien Term loans(7)	LIBOR + 5.750%, 1.000% Floor	7/27/2020	6,930,000	6,860,700	3,205,125	(3,655,575)
Sungard Availability Services Capital Inc.	Services: Business	Senior Secured First Lien Term loans(5)	LIBOR + 5.000%, 1.000% Floor	3/31/2019	10,592,195	10,545,854	9,149,008	(1,396,846)
Tensar Corp.	Capital Equipment	Senior Secured First Lien Term loans(7)	LIBOR + 4.750%, 1.000% Floor	7/9/2021	11,880,000	11,761,200	10,083,150	(1,678,050)
Thomson Multimedia	Media: Advertising, Printing & Publishing	Senior Secured First Lien Term loans(5)	LIBOR + 6.000%, 1.000% Floor	3/31/2020	8,771,899	8,879,253	8,530,672	(348,581)

Company(1)	Industry	Type of Investment	Coupon Rate	Maturity	Par Amount	Initial Notional Cost(2)	Fair Value	Unrealized Appreciation (Depreciation)
TravelCLICK, Inc	Hotel, Gaming & Leisure	Senior Secured First Lien Term loans(5)	LIBOR + 4.500%, 1.250% Floor	5/12/2021	9,817,247	9,719,074	9,424,557	(294,517)
Tribune Publishing Co.	Media: Advertising, Printing & Publishing	Senior Secured First Lien Term loans(5)	LIBOR + 4.750%, 1.000% Floor	8/4/2021	9,500,000	9,424,000	8,704,375	(719,625)
TTM Technologies Inc.	High Tech Industries	Senior Secured First Lien Term loans(4)(7)	LIBOR + 5.000%, 1.000% Floor	5/7/2021	3,990,000	3,850,350	3,600,975	(249,375)
US Shipping Partners LP	Transportation: Cargo	Senior Secured First Lien Term loans(7)	LIBOR + 4.250%, 1.000% Floor	4/26/2021	1,926,818	1,912,367	1,772,673	(139,694)
YP LLC	Media: Advertising, Printing & Publishing	Senior Secured First Lien Term loans(5)	LIBOR + 6.750%, 1.250% Floor	6/4/2018	3,130,435	3,153,913	3,091,531	(62,382)
YRC Worldwide Inc.	Transportation: Cargo	Senior Secured First Lien Term loans(4)(5)	LIBOR + 7.250%, 1.000% Floor	2/13/2019	9,837,311	9,825,123	8,525,703	(1,299,420)

					208,801,779	$206,455,990	$178,732,629	$(27,723,361)
Total accrued interest income, net of expenses								$357,542

Total unrealized depreciation on total return swap								($27,365,819)

(1)	All investments are domiciled in the United States except for Livingston International, Inc., which is domiciled in Canada.
(2)	Represents the initial amount of par of an investment in which the TRS is referenced.
(3)	The referenced asset or portion thereof is unsettled as of December 31, 2015.
(4)	The investment is not a qualifying asset under the Investment Company Act of 1940, as amended.
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

The ING Credit Facility allows for the Company, at its option, to borrow money at a rate of either (i) an alternate base rate plus 1.75% per annum or (ii) LIBOR plus 2.75% per annum. The interest rate margins are subject to certain step-downs upon the satisfaction of certain conditions described in the Revolving Credit Agreement. The alternate base rate will be the greatest of (i) the U.S. Prime Rate set forth in the Wall Street Journal, (ii) the federal funds effective rate plus 1/2 of 1%, and (iii) three month LIBOR plus 1%. As of March 31, 2016 and December 31, 2015, the commitment under the ING Credit Facility was $120,000,000 and $170,000,000, respectively, and the ING Credit Facility includes an accordion feature that allows for potential future expansion of the ING Credit Facility up to a total of $500,000,000. Availability of loans under the ING Credit Facility is linked to the valuation of the collateral pursuant to a borrowing base mechanism.

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

As of March 31, 2016 and December 31, 2015, the carrying amount of the Company’s borrowings under the ING Credit Facility approximated their fair value. The fair value of the Company’s debt obligation is determined in accordance with ASC 820, which defines fair value in terms of the price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The fair value of the Company’s borrowing under the ING Credit Facility is estimated based upon market interest rates of the Company’s borrowing or entities with similar credit risk, adjusted for nonperformance risk, if any. At March 31, 2016 and December 31, 2015, the ING Credit Facility would be deemed to be Level 3, as defined in Note 4.

As of March 31, 2016 and December 31, 2015, $912,087 and $1,061,595 of financing costs related to the ING Credit Facility have been capitalized and are being amortized over the respective terms, respectively. In accordance with ASU 2015-03, the financing costs related to the ING Credit Facility are reported on the Consolidated Statements of Assets and Liabilities as a direct deduction from the face amount of the Term Loan Facility. For the three months ended March 31, 2016 and 2015, the Company recorded $1,310,654 and $970,784, respectively, of interest and financing expenses related to the ING Credit Facility, of which $1,142,397 and $779,272 was attributable to interest and $168,257 and $191,512 was attributable to amortization of deferred financing costs, respectively. As of March 31, 2016 and December 31, 2015, the Company’s outstanding borrowings under the ING Credit Facility were $120,000,000 and $145,000,000, respectively. For the three months ended March 31, 2016, the Company’s weighted average outstanding debt balance and interest rate on the ING Credit Facility was $127,417,582 and 3.6%, respectively. For the three months ended March 31, 2015, the Company’s weighted average outstanding debt balance and interest rate on the ING Credit Facility was $90,277,778 and 3.5%, respectively.

Alpine Credit Facility

On July 23, 2014, the Company’s, wholly-owned, special purpose financing subsidiary, Alpine, entered into a revolving credit facility (the “Alpine Credit Facility”) pursuant to a Loan Agreement with JPMorgan Chase Bank, National Association (“JPMorgan”), as administrative agent and lender, the Financing Providers from time to time party thereto, SIC Advisors, as the portfolio manager, and the Collateral Administrator, Collateral Agent and Securities Intermediary party thereto (the “Loan Agreement”). Alpine’s obligations to JPMorgan under the Alpine Credit Facility are secured by a first priority security interest in substantially all of the assets of Alpine, including its portfolio of loans. The obligations of Alpine under the Alpine Credit Facility are non-recourse to the Company.

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

As of March 31, 2016 and December 31, 2015, the carrying amount of the Company’s borrowings under the Alpine Credit Facility approximated the fair value of the Company’s debt obligation. The fair value of the Company’s debt obligation is determined in accordance with ASC 820, which defines fair value in terms of the price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The fair value of the Company’s borrowings under the Alpine Credit Facility is estimated based upon market interest rates of the Company’s borrowings or entities with similar credit risk, adjusted for nonperformance risk, if any. At March 31, 2016 and December 31, 2015, the Alpine Credit Facility would be deemed to be Level 3, as defined in Note 4.

As of March 31, 2016 and December 31, 2015, $2,032,597 and $2,177,809, respectively, of financing costs related to the Alpine Credit Facility has been capitalized and is being amortized over the respective terms. In accordance with ASU 2015-03, the financing costs related to the Alpine Credit Facility are reported on the Consolidated Statements of Assets and Liabilities as a direct deduction from the face amount of the Term Loan Facility. For the three months ended March 31, 2016 and 2015, the Company recorded $2,443,533 and $1,140,044 of interest and financing expenses related to the Alpine Credit Facility, of which $2,298,320 and $1,053,359 was attributable to interest and $145,213 and $86,685 was attributable to amortization of deferred financing costs, respectively. As of March 31, 2016 and December 31, 2015, the Company’s outstanding borrowings under the Alpine Credit Facility were $240,000,000 and $240,000,000, respectively. For the three months ended March 31, 2016, the Company’s weighted average outstanding debt balance and interest rate on the Alpine Credit Facility was $240,000,000 and 3.7%, respectively. For the three months ended March 31, 2015, the Company’s weighted average outstanding debt balance and interest rate on the Alpine Credit Facility was $121,500,000 and 3.5%, respectively.

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

The base management fee is calculated at an annual rate of 1.75% of the Company’s gross assets payable quarterly in arrears. For purposes of calculating the base management fee, the term “gross assets” includes any assets acquired with the proceeds of leverage. “Gross assets” also includes any cash collateral posted with respect to the TRS, adjusted for realized and unrealized appreciation. For the first quarter of the Company’s operations, the base management fee was calculated based on the initial value of the Company’s gross assets. Subsequently, the base management fee is calculated based on the gross assets at the end of each completed calendar quarter. Base management fees for any partial quarter are appropriately prorated. For the three months ended March 31, 2016 and 2015, the Company recorded an expense for base management fees of $4,797,629 and $3,720,397, respectively, of which $4,797,629 and $4,686,096 were payable at March 31, 2016 and December 31, 2015, respectively.

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

For the three months ended March 31, 2016 and 2015, the Company recorded a Subordinated Incentive Fee on Income of $2,271,763 and $270,497, respectively. As of March 31, 2016 and December 31, 2015, the Company recorded an incentive fee on net income payable of $2,271,763 and $1,795,268, respectively.

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

For the three months ended March 31, 2016 and 2015, the Company recorded a capital gains incentive fee of $0 and $0, respectively. As of March 31, 2016 and December 31, 2015, the Company recorded a capital gains incentive fee payable of $0 and $0, respectively.

Prior to June 2, 2014, SIC Advisors bore all organizational and offering expenses, as defined in the IAA, on behalf of the Company until the Company’s gross proceeds in connection with the sale of its common stock exceeded $300,000,000. Beginning June 2, 2014, the Company became responsible for all ongoing organization and offering expenses.

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

As of February 2015, SIC Advisors has been fully reimbursed for all O&O Reimbursable Expenses from inception to date which totaled $5,602,303. For the three months ended March 31, 2016 and 2015, SIC Advisors incurred O&O Reimbursable Expenses of $0 and $0, respectively. For the three months ended March 31, 2016 and 2015, the Company reimbursed SIC Advisors $0 and $443,687, respectively. As of March 31, 2016 and December 31, 2015, $0 and $0 have been accrued related to O&O Expenses to be reimbursed to SIC Advisors and are reflected in the consolidated statements of assets and liabilities as a component of due to affiliate, respectively.

Administration Agreement

On April 5, 2012, the Company entered into an administration agreement (the “Administration Agreement”) with Medley Capital LLC, pursuant to which Medley Capital LLC furnishes the Company with administrative services necessary to conduct its day-to-day operations. On February 28, 2013, Medley Capital LLC entered into a Sub-Administration Agreement with State Street Bank Global Fund Accounting and Custody to perform certain financial, accounting, administrative and other services on behalf of the Company. On March 2, 2016, the Company’s board of directors approved the renewal of the Administration Agreement for an additional one-year term at an in-person meeting. Medley Capital LLC is reimbursed for administrative expenses it incurs on the Company’s behalf in performing its obligations. Such costs are reasonably allocated to the Company on the basis of assets, revenues, time records or other reasonable methods. The Company does not reimburse Medley Capital LLC for any services for which it receives a separate fee or for rent, depreciation, utilities, capital equipment or other administrative items allocated to a controlling person of Medley Capital LLC. For the three months ended March 31, 2016 and 2015, the Company recorded an expense of $583,206 and $555,749, relating to administrator expenses. As of March 31, 2016 and December 31, 2015 the Company had $583,206 and $517,930 in administrator expenses payable, respectively.

Expense Support and Reimbursement Agreement

On June 29, 2012, the Company entered into an Expense Support and Reimbursement Agreement (the “Expense Support Agreement”) with SIC Advisors. Pursuant to the Expense Support Agreement, SIC Advisors has agreed to reimburse the Company for operating expenses in an amount equal to the difference between distributions paid to the Company’s stockholders in each month, less the sum of the Company’s net investment income, the Company’s net realized capital gains and dividends paid to the Company from its portfolio companies during such period (“Expense Support Reimbursement”). To the extent that no dividends or other distributions are paid to the Company’s stockholders in any given month, then the Expense Support Reimbursement for such month shall be equal to such amount necessary in order for Available Operating Funds for the month to equal zero. The terms of the Expense Support Agreement commenced as of the date that the Company’s registration statement was declared effective by the SEC. Most recently, the Company’s board of directors approved an extension of the period during which SIC Advisors may reimburse the Company for operating expenses under the Expense Support Agreement to June 30, 2016. Pursuant to the Expense Support Agreement, as amended, effective as of April 1, 2016, SIC Advisors may make expense support payments on a discretionary basis by making an election on the last day of each month to fund an expense support payment in an amount equal to the difference between the Company’s distributions paid to the Company’s stockholders during such month less available operating funds received by the Company on account of its investment portfolio during such month.

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

For the three months ended March 31, 2016 and 2015, the Company recorded net Expense Support Reimbursements of $5,204,896 and $1,993,518, respectively, on the consolidated statements of operations and gross Expense Support Reimbursements of $5,204,896 and $1,993,518 for the three months ended March 31, 2016 and 2015, respectively. Repayments of amounts paid by SIC Advisors to the Company under the Expense Support Agreement will be accrued as they become probable and estimable. As of March 31, 2016 and December 31, 2015, the Company recorded $9,419,764 and $7,314,867, respectively, in its consolidated statements of assets and liabilities as due from affiliate relating to the Expense Support Agreement. The Company refers to Expense Support Reimbursements that are eligible for reimbursement to SIC Advisors by virtue of having satisfied the conditions described above as a “Crystalized Reimbursement.” As of March 31, 2016 and December 31, 2015, the Company recorded $0 and $2,461,300, respectively, of Crystalized Reimbursements, of which $0 and $1,765,768 was paid to the Company, and $0 and $695,533 was included in Due to Affiliate on the respective consolidated statements of assets and liabilities. As of March 31, 2016 and December 31, 2015 the total amounts eligible for reimbursement of the Company to SIC Advisors net of Crystalized Reimbursements was $22,029,021 and $16,824,125, respectively.

The following table provides information regarding liabilities incurred by SIC Advisors pursuant to the Expense Support Agreement as well as other information relating to the Company’s ability to reimburse SIC Advisors for such payments:

Quarter Ended	Amount of Expense Payment Obligation	Amount Repaid to SIC Advisors	Operating Expense Ratio(1)	Annualized Distribution Rate(2)	Eligible to be Repaid Through
June 30, 2012	$454,874	$454,874	6.13%	8.00%	June 30, 2015
September 30, 2012	437,303	437,303	4.05%	8.00%	September 30, 2015
December 31, 2012	573,733	573,733	3.91%	8.00%	December 31, 2015
March 31, 2013	685,404	685,404	1.71%	8.00%	March 31, 2016
June 30, 2013	732,425	732,425	1.00%	7.84%	June 30, 2016
September 30, 2013	1,262,848	1,078,500	0.83%	7.84%	September 30, 2016
December 31, 2013	1,258,575	—	0.45%	7.84%	December 31, 2016
March 31, 2014	1,313,470	—	0.45%	7.80%	March 31, 2017
June 30, 2014	2,143,066	—	0.38%	7.80%	June 30, 2017
September 30, 2014	1,717,593	123,025	0.38%	7.77%	September 30, 2017
December 31, 2014	1,585,471	—	0.47%	8.00%	December 31, 2017
March 31, 2015	1,993,518	—	0.43%	8.00%	March 31, 2018
June 30, 2015	2,148,462	—	0.31%	8.00%	June 30, 2018
September 30, 2015	627,752	—	0.32%	8.25%	September 30, 2018
December 31, 2015	3,974,895	—	0.40%	8.65%	December 31, 2018
March 31, 2016	5,204,896	—	0.37%	8.89%	March 31, 2019

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

Opportunities for co-investments may arise when SIC Advisors or an affiliated adviser becomes aware of investment opportunities that may be appropriate for the Company and other clients or affiliated funds. As a

BDC, the Company was substantially limited in its ability to co-invest in privately negotiated transactions with affiliated funds until it obtained an exemptive order from the SEC on November 25, 2013 (the “Exemptive Order”). The Exemptive Order permits the Company to participate in negotiated co-investment transactions with certain affiliates, each of whose investment adviser is Medley LLC, the parent company of SIC Advisors, or an investment adviser controlled by Medley LLC, in a manner consistent with its investment objective, strategies and restrictions, as well as regulatory requirements and other pertinent factors. Co-investment under the Exemptive Order is subject to certain conditions therein, including the condition that, in the case of each co-investment transaction, the Company’s board of directors determines that it would be advantageous for the Company to co-invest in a manner described in the Exemptive Order. Before receiving the Exemptive Order, the Company only participated in co-investments that were allowed under existing regulatory guidance, such as syndicated loan transactions where price was the only negotiated term, which limited the types of investments that the Company could make. Please see Note 4 to the consolidated schedule of investments as of March 31, 2016 and December 31, 2015 for disclosures regarding securities also held by affiliated funds.

Note 9. Directors Fees

Prior to April 1, 2015, the Company’s independent directors each received an annual retainer fee of $30,000 and further received a fee of $2,500 ($1,000 for telephonic attendance) for each regularly scheduled board meeting and a fee of $1,000 for each special board meeting and all committee meetings as well as reimbursement of reasonable and documented out-of-pocket expenses incurred in connection with attending each board or committee meeting. In addition, the chairman of the audit committee received an annual retainer of $10,000, while the chairman of any other committee received an annual retainer of $2,500. Effective April 1, 2015, the Company’s independent directors each receive an annual retainer of $50,000 and further receive a fee of $4,000 ($2,000 for telephonic attendance) for each regularly scheduled board meeting and a fee of $2,000 for each special board meeting and all committee meetings as well as reimbursement of reasonable and documented out-of-pocket expenses incurred in connection with attending each board or committee meeting. In addition, the chairman of the audit committee receives an annual retainer of $15,000, while the chairman of any other committee receives an annual retainer of $5,000. For the three months ended March 31, 2016 and 2015, the Company recorded directors’ fees expenses in General and Administrative expenses on the consolidated statement of operations of $85,472 and $47,125, respectively, of which $0 and $0 was payable at March 31, 2016 and December 31, 2015, respectively.

Note 10. Earnings Per Share

In accordance with the provisions of ASC Topic 260 –Earnings per Share (“ASC 260”), basic earnings per share is computed by dividing earnings available to common shareholders by the weighted average number of shares outstanding during the period. Other potentially dilutive common shares, and the related impact to earnings, are considered when calculating earnings per share on a diluted basis.

The following table sets forth the computation of the weighted average basic and diluted net increase in net assets per share from operations for the three months ended March 31:

	2016	2015
Net increase/(decrease) in net assets from operations	$6,274,720	$11,997,880
Weighted average common shares outstanding	84,845,431	58,356,637
Earnings per common share-basic and diluted	$0.07	$0.21

Note 11. Commitments

As of March 31, 2016 and December 31, 2015 the Company had $22,560,539 and $14,170,243 of unfunded commitments under loan and financing agreements. These amounts are primarily composed of commitments for senior secured term loans, revolvers, and additional capital contributions for the Sierra JV. The unrealized gain or loss associated with unfunded commitments is recorded in the financial statements and reflected as an adjustment to the valuation of the related security in the Consolidated Schedule of Investments. The par amount of the unfunded commitments are not recognized by the Company until the commitment is funded.

	As of
	March 31, 2016	December 31, 2015
Alpha Media LLC	$—	$1,645,313
Black Angus Steakhouses LLC	3,794,643	3,571,429
DHISCO Electronic Distributions, Inc.	1,904,762	1,904,762
Elite Comfort Solutions LLC	1,551,724	—
First Boston Construction Holdings, LLC	2,074,219	2,636,719
Ship Supply Acquisition Corporation	1,371,951	3,048,780
Sierra Senior Loan Strategy JV I LLC	10,500,000	—
Software Paradigms International Group, LLC	1,363,240	1,363,240

Total	$22,560,539	$14,170,243

Note 12. Fee Income

Fee income consists of origination/fees, amendment fees, prepayment penalty, administrative agent fees, transaction break-up fee and other miscellaneous fees. Origination fees, prepayment fees, amendment fees, and other similar fees are non-recurring fee sources. Such fees are received on a transaction by transaction basis and do not constitute a regular stream of income. The following tables summarize the Company’s fee income for the three months ended March 31:

	2016	2015
Origination fees	$802,222	$1,282,455
Prepayment fees	572,043	—
Amendment fees	—	35,433
Administrative agent fees	—	1,367
Other fees	20,947	7,819

Fee income	$1,395,212	$1,327,074

Note 13. Distributions and Share Repurchase Plan Distributions

Distributions to common stockholders are recorded on the ex-dividend date. The amount to be paid out as a distribution is determined by the Company’s board of directors.

The Company has adopted an “opt in” distribution reinvestment plan (“DRIP”) pursuant to which the Company’s common stockholders may elect to have the full amount of any cash distributions reinvested in additional shares of the Company’s common stock. As a result, if the Company declares a cash dividend or other distribution, each stockholder that has “opted in” to the Company’s reinvestment plan will have their distributions automatically reinvested in additional shares of the Company’s common stock rather than receiving cash distributions. Stockholders who receive distributions in the form of shares of common stock will be subject to the same federal, state and local tax consequences as if they received cash distributions. For the three months ended March 31, 2016, the Company distributed a total of $17,021,554, of which, $8,937,757 was in cash and $8,083,797 was in the form of common shares associated with the DRIP. For the three months ended March 31, 2015, the Company distributed a total of $11,809,067, of which, $6,237,693, was in cash and $5,571,374 was in the form of common shares associated with the DRIP.

The following table reflects the cash distributions per share that the Company declared or paid to its stockholders for the previous two years. Stockholders of record as of each respective record date were entitled to receive the distribution.

Record Date	Payment Date	Amount per share
January 15 and 30, 2015	January 30, 2015	0.03333
February 13 and 27, 2015	February 27, 2015	0.03333
March 13 and 31, 2015	March 31, 2015	0.03333
April 15 and 30, 2015	April 30, 2015	0.03333
May 15 and 29, 2015	May 29, 2015	0.03333
June 15 and 30, 2015	June 30, 2015	0.03333
July 15 and 31, 2015	July 31, 2015	0.03333
August 14 and 31, 2015	August 31, 2015	0.03333
September 15 and 30, 2015	September 30, 2015	0.03333
October 15 and 30, 2015	October 30, 2015	0.03333
November 13 and 30, 2015	November 30, 2015	0.03333
December 15 and 31, 2015	December 31, 2015	0.03333
January 15 and 29, 2016	January 29, 2016	0.03333
February 12 and 29, 2016	February 29, 2016	0.03333
March 15 and 31, 2016	March 31, 2016	0.03333
April 15 and 29, 2016	April 29, 2016	0.03333
May 13 and 31, 2016	May 31, 2016	0.03333
June 15 and 30, 2016	June 30, 2016	0.03333

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

The following table reflects activity under the Company’s Share Repurchase Plan:

Offer Date	Quantity Offered	Price per Share	Repurchase Date	Repurchase Quantity
6/4/13	16,652	$9.18	—	—
8/8/13	32,627	$9.13	9/27/13	3,642
11/7/13	60,966	$9.14	12/19/13	5,826
3/12/14	120,816	$9.18	4/25/14	9,835
5/6/14	199,476	$9.20	6/13/14	17,777
8/5/14	294,068	$9.25	9/12/14	35,887
11/5/14	411,894	$9.22	12/24/14	411,894
3/4/15	535,571	$8.97	4/24/15	68,472
5/6/15	620,420	$8.98	6/24/15	90,916
8/5/15	727,654	$8.96	9/29/15	328,353
11/3/15	853,688	$8.56	12/23/15	285,559
3/2/16	959,436	$8.16	4/29/16	959,436
5/5/16	1,005,447	$8.04	N/A	N/A

In the event of the death or disability of a stockholder, the Company will repurchase the shares held by such stockholder at a price equal to the net asset value per share of our shares as disclosed in the periodic report we file with the SEC immediately following the date of the death or disability of such stockholder. During the three months ended March 31, 2016 and 2015, the Company repurchased 0 and 0 shares due to death.

Note 14. Financial Highlights

The following is a schedule of financial highlights of the Company for three months ended March 31:

	2016	2015	2014	2013
Per Share Data:(1)
Net asset value at beginning of period	$8.16	$8.97	$9.18	$8.96
Net investment income/(loss)	0.17	0.15	0.12	0.17
Net realized gains/(losses) on investments and total return swap	0.03	0.04	0.08	0.03
Net unrealized appreciation/(depreciation) on investments and total return swap	(0.13)	0.02	0.02	0.22

Net increase/(decrease) in net assets	0.07	0.21	0.22	0.42
Distributions declared from net investment income(2)	(0.20)	(0.20)	(0.12)	(0.17)
Distributions from net realized capital gains	—	—	(0.08)	(0.03)

Total distributions to stockholders	(0.20)	(0.20)	(0.20)	(0.20)
Issuance of common stock above net asset value(3)	0.01	—	—	—
Net asset value at end of period	8.04	8.98	9.20	9.18
Total return based on net asset value(4)(5)	0.71%	2.38%	2.39%	4.73%
Portfolio turnover rate(6)	5.26%	0.64%	29.17%	10.83%
Shares outstanding at end of period	87,481,561	62,913,036	24,767,652	3,874,385
Net assets at end of period	703,058,122	564,846,965	227,829,509	35,578,291

Ratio/Supplemental Data (annualized):
Ratio of net investment income/(loss) to average net assets(5)	8.48%	6.87%	5.47%	7.63%
Ratio of net expenses (including incentive fees) to average net assets(5)	5.08%	5.49%	4.62%	7.48%

	2016	2015	2014	2013
Ratio of incentive fees to average net assets (non-annualized)	1.33%	0.21%	0.25%	2.12%

Supplemental Data (annualized):
Asset coverage ratio per unit(7)	$2,542	$2,276	$3,884	$3,806
Percentage of non-recurring fee income(8)	5.96%	8.28%	18.07%	6.12%
Ratio of net expenses (excluding incentive fees) to average net assets	3.75%	5.28%	4.37%	5.36%
Ratio of interest and financing related expenses to average net assets	2.01%	1.42%	0.36%	0.41%

(1)

The per share data was derived by using the weighted average shares outstanding during the three months ended March 31, 2016, 2015, 2014 and 2013, which were 84,845,431, 58,356,637, 20,369,602 and 3,226,281, respectively.

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
(5)

Total returns, ratios of net investment income/(loss), and ratios of net expenses to average net assets for the three months ended March 31, 2016, 2015, 2014 and 2013, prior to the effect of the Expense Support and Reimbursement Agreement were as follows: total return (0.04)%, (12.18)%, 1.80% and (2.71)% and ratio of net investment income/(loss): 5.49%, 5.38%, 2.61% and (2.24)% and ratio of net expenses to average net assets: 8.19%, 7.05%, 7.56% and 17.95%, respectively.

(6)	Not annualized.
(7)

Asset coverage per unit is the ratio of the carrying value of the Company’s total consolidated assets for regulatory purposes, which includes the underlying fair value of net TRS, less all liabilities and indebtedness not represented by senior securities to the aggregate amount of Senior Securities representing indebtedness and the implied leverage on the TRS. Asset coverage per unit is expressed in terms of dollars per $1,000 of indebtedness. As of March 31, 2016, 2015, 2014 and 2013, the Company’s Asset Coverage Per Unit including unfunded commitments was $2,422, $2,226, $3,829 and $3,806, respectively.

(8)	Represents the impact of non-recurring fees over total investment income.

Note 15. Subsequent Events

Management has evaluated subsequent events through the date of issuance of the consolidated financial statements included herein. There have been no subsequent events that occurred during such period that would require disclosure in this Form 10-Q or would be required to be recognized in the consolidated financial statements as of and for the three months ended March 31, 2016, except as disclosed below.

The Company issued common shares and received gross proceeds of approximately $22.1 million subsequent to March 31, 2016.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Portfolio and Investment Activity

As of March 31, 2016, our investment portfolio consisted of investments in 91 portfolio companies with a fair value of $932.0 million, and was comprised of 54.7% Senior Secured first lien term loans, 31.4% Senior Secured second lien term loans, 7.4% Senior Secured first lien notes, 3.7% Sierra Senior Loan Strategy JV I LLC and 2.9% warrants and equity.

As of December 31, 2015, our investment portfolio consisted of investments in 89 portfolio companies with a fair value of $907.4 million, and was comprised of 56.1% Senior Secured first lien term loans, 31.4% Senior Secured second lien term loans, 7.5% Senior Secured first lien notes, 3.6% Sierra Senior Loan Strategy JV I LLC and 1.4% warrants and equity.

As of March 31, 2016, our income-bearing investment portfolio, which represented 98.8% of our total portfolio, had a weighted average yield based upon the cost of our portfolio investments of approximately 8.6%, and 13.4% of our income-bearing portfolio bore interest based on fixed rates, and 86.6% of our income-bearing portfolio bore interest on floating rates, such as LIBOR.

As of December 31, 2015, our income-bearing investment portfolio, which represented 95.1% of our total portfolio, had a weighted average yield based upon the cost of our portfolio investments of approximately 9.4%, and 12.9% of our income-bearing portfolio bore interest based on fixed rates, and 87.1% of our income-bearing portfolio bore interest on floating rates, such as LIBOR.

During the quarter ended March 31, 2016, we invested $64.4 million of principal in directly originated transactions across 12 portfolio companies and $24.9 million of principal in syndicated transactions across 5 portfolio companies. As of March 31, 2016, the investment portfolio was comprised of $841.2 million of principal in directly originated transactions across 64 portfolio companies and $151.1 million of principal in syndicated transactions across 27 portfolio companies.

The following table summarizes the amortized cost and the fair value of our investment portfolio not including cash and cash equivalents as of March 31, 2016:

	Amortized Cost	Percentage	Value	Percentage
Senior secured first lien term loans	$538,753,763	54.0%	$509,353,733	54.6%
Senior secured second lien term loans	315,356,756	32.0	292,372,510	31.4
Senior secured first lien notes	74,685,988	7.6	68,550,983	7.4
Sierra Senior Loan Strategy JV I LLC	34,535,000	3.5	34,597,555	3.7
Warrants/Equity	28,697,120	2.9	27,104,765	2.9

Total	$992,028,627	100.0%	$931,979,546	100.0%

The following table summarizes the amortized cost and the fair value of investments, not including cash and cash equivalents as of December 31, 2015:

	Amortized Cost	Percentage	Value	Percentage
Senior secured first lien term loans	$538,120,165	56.1%	$514,638,093	56.7%
Senior secured second lien term loans	300,961,738	31.4	278,645,462	30.7
Senior secured first lien notes	72,512,631	7.5	66,472,862	7.3
Sierra Senior Loan Strategy JV I LLC	34,272,500	3.6	34,362,191	3.8
Warrants/Equity	13,545,553	1.4	13,243,836	1.5

Total	$959,412,587	100.0%	$907,362,444	100.0%

The weighted average current yield to maturity, including the yield of cash collateral on total return swap, based on fair value at March 31, 2016 was as follows:

	Percentage of Total Investments	Weighted Average Current Yield for Total Investments
Senior Secured First Lien Term Loans	50.2%	10.6%
Senior Secured First Lien Notes	6.8	14.4
Senior Secured Second Lien Term Loans	28.8	10.9
Sierra Senior Loan Strategy JV I LLC	3.4	9.7
Equity/Warrants	10.8	12.4

Total	100.0%	11.1%

The following table shows the portfolio composition by industry grouping, including the TRS underlying loans, based on fair value at March 31, 2016:

	Investments at Fair Value(1)	Percentage of Total Portfolio(1)	Value of TRS Underlying Loans	Percentage of TRS Underlying Loans	Total Investments at Fair Value including the value of TRS Underlying Loans	Percentage of Total Portfolio Including the value of TRS Underlying Loans
Services: Business	$158,276,488	17.0%	$15,515,555	8.7%	$173,792,043	15.6%
Hotel, Gaming & Leisure	73,397,417	7.9%	25,644,554	14.3%	99,041,971	8.9%
Automotive	97,539,723	10.5%	—	0.0%	97,539,723	8.8%
High Tech Industries	65,768,612	7.1%	16,612,181	9.3%	82,380,792	7.4%
Banking, Finance, Insurance & Real Estate	63,358,244	6.8%	13,027,560	7.3%	76,385,804	6.9%
Retail	60,200,838	6.5%	12,892,880	7.2%	73,093,718	6.6%
Aerospace & Defense	66,876,697	7.2%	4,255,222	2.4%	71,131,919	6.4%
Media: Advertising, Printing & Publishing	26,076,404	2.8%	20,438,335	11.4%	46,514,739	4.2%
Construction & Building	41,834,203	4.5%	2,834,125	1.6%	44,668,328	4.0%
Multi-Sector Holdings	41,547,554	4.5%	—	0.0%	41,547,554	3.7%
Telecommunications	30,654,646	3.3%	7,901,209	4.4%	38,555,855	3.5%
Healthcare & Pharmaceuticals	37,781,940	4.1%	—	0.0%	37,781,940	3.4%
Wholesale	33,223,152	3.6%	—	0.0%	33,223,152	3.0%
Capital Equipment	20,612,596	2.2%	10,790,630	6.0%	31,403,226	2.8%
Metals & Mining	19,530,754	2.1%	9,100,000	5.1%	28,630,754	2.6%
Energy: Oil & Gas	25,171,733	2.7%	2,029,286	1.1%	27,201,019	2.4%
Transportation: Cargo	11,907,771	1.3%	11,342,396	6.3%	23,250,168	2.1%
Media: Broadcasting & Subscription	16,775,386	1.8%	—	0.0%	16,775,386	1.5%
Media: Diversified & Production	14,892,625	1.6%	—	0.0%	14,892,625	1.3%
Containers, Packaging & Glass	—	0.0%	14,579,727	8.1%	14,579,727	1.3%
Services: Consumer	5,636,424	0.6%	8,709,750	4.9%	14,346,174	1.3%
Chemicals, Plastics & Rubber	11,987,499	1.3%	—	0.0%	11,987,499	1.1%
Beverage & Food	8,928,840	1.0%	—	0.0%	8,928,840	0.8%
Consumer goods: Non-durable	—	0.0%	3,498,720	2.0%	3,498,720	0.3%

Total	$931,979,546	100.0%	$179,172,131	100.0%	$1,111,151,677	100.0%

(1)	Does not include TRS underlying loans

SIC Advisors regularly assesses the risk profile of our portfolio investments and rates each of them based on the categories set forth below, which we refer to as SIC Advisors’ investment credit rating. Credit Ratings are assigned to each of the investments in our portfolio that are directly held by the Company, but exclude any off-balance sheet interests of the Company, such as the loans underlying the TRS:

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

The following table shows the distribution of our investment portfolio, not including cash and cash equivalents, on the 1 to 5 investment performance rating scale at fair value as of:

	March 31, 2016		December 31, 2015
Investment Performance Rating	Investments at Fair Value	Percentage	Investments at Fair Value	Percentage
1	$87,607,622	9.4%	$20,205,473	2.2%
2	750,041,476	80.5	839,707,875	92.6
3	84,668,391	7.0	43,643,216	4.8
4	4,367,667	2.5	144,856	0.0
5	5,294,390	0.6	3,661,024	0.4

Total	$931,979,546	100.0%	$907,362,444	100.0%

Results of Operations

Operating results for the three months ended March 31, 2016 and 2015 are as follows:

	For the three months ended March 31
	2016	2015
Total investment income	$23,226,505	$16,006,819
Total expenses, net	8,704,801	7,107,492
Net investment income/(loss)	14,521,704	8,899,327
Net realized gain/(loss) from investments	2,499,850	2,154,652
Net unrealized gain/(loss) on investments and total return swap	(10,674,249)	943,901
Change in Provision for deferred taxes on unrealized gain on investments	(72,585)	—

Net increase/(decrease) in net assets resulting from operations	$6,274,720	$11,997,880

Investment Income

For the three months ended March 31, 2016, investment income totaled $23,347,722, of which $22,945,168 was attributable to portfolio interest, $1,395,221 was attributable to other fee income, and $7,342 to interest from cash and cash equivalents.

For the three months ended March 31, 2015, investment income totaled $16,006,819, of which $14,332,341 was attributable to portfolio interest, $1,327,074 was attributable to other fee income, $347,153 was attributable to PIK interest and $251 was attributable to interest from cash.

Operating Expenses

Operating expenses for the three months ended March 31, 2016 and 2015, respectively, were as follows:

	For the three months ended March 31
	2016	2015
Base management fees	$4,797,629	$3,720,397
Organizational and offering costs reimbursed to an affiliate	—	443,687
Interest and financing expenses	3,440,717	1,832,631
General and administrative expenses	1,489,963	1,335,315
Offering costs	763,199	—
Professional fees	563,220	549,981
Administrator Expenses	583,206	555,749
Provisional incentive fees	2,271,763	270,497

Expenses before expense reimbursement	$13,909,697	$9,101,010

Expense Support and Reimbursement Agreement

On June 29, 2012, the Company entered into an Expense Support and Reimbursement Agreement with SIC Advisors (the “Expense Support Agreement”). Pursuant to the Expense Support Agreement, SIC Advisors has agreed to reimburse the Company for operating expenses in an amount equal to the difference between distributions paid to the Company’s stockholders in each month, less the sum of the Company’s net investment income, the Company’s net realized capital gains and dividends paid to the Company from its portfolio companies during such period (“Expense Support Reimbursement”). To the extent that no dividends or other distributions are paid to the Company’s stockholders in any given month, then the Expense Support Reimbursement for such month shall be equal to such amount necessary in order for Available Operating Funds for the month to equal zero. The terms of the Expense Support Agreement commenced as of the date that the Company’s registration statement was declared effective by the SEC and continued monthly thereafter until December 31, 2012. Most recently, the Company’s board of directors approved an extension of the period during which SIC Advisors may reimburse the Company for operating expenses under the Expense Support Agreement to June 30, 2016. Pursuant to the Expense Support Agreement, as amended, effective as of April 1, 2016, SIC Advisors may make expense support payments on a discretionary basis by making an election on the last day of each month to fund an expense support payment in an amount equal to the difference between the Company’s distributions paid to the Company’s stockholders during such month less available operating funds received by the Company on account of its investment portfolio during such month.

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

As of March 31, 2016, we recorded $9,472,323 in our consolidated statement of assets and liabilities as due from affiliate relating to the Expense Support and Reimbursement Agreement. For the three months ended March 31, 2016 total expense reimbursement from SIC Advisors pursuant to the Expense Support and Reimbursement Agreement was $ 5,257,455 and net expenses after taking into account the expense reimbursement from SIC Advisors, were $8,704,800. Expense reimbursements to SIC Advisors will be accrued as they become probable and estimable.

Net Realized Gains/Losses from Investments

We measure realized gains or losses by the difference between the net proceeds from the disposition and the amortized cost basis of an investment, without regard to unrealized gains or losses previously recognized.

During the quarter ended March 31, 2016 and 2015 we recognized $2,499,850 and $2,154,652 respectively, in net realized gains on total investments.

Net Unrealized Appreciation/Depreciation on Investments

Net change in unrealized appreciation on investments reflects the net change in the fair value of our total investments. During the quarter ended March 31, 2016 and 2015 we had unrealized depreciation of $9,663,061 on total investments. During the quarter ended March 31, 2015, we had unrealized appreciation of $943,901 on total investments.

Changes in Net Assets from Operations

For the three months ended March 31, 2016, we recorded a net increase in net assets resulting from operations of $6,274,720 versus a net increase in net assets resulting from operations of $11,997,880 for the three months ended March 31, 2015. Based on 84,845,431 and 58,356,637weighted average common shares outstanding for the three months ended March 31, 2016 and 2015, respectively, our per share net increase in net assets resulting from operations was $0.07 for the three months ended March 31, 2016 versus a per share net increase in net assets from operations of $0.21 for the three months ended March 31, 2015.

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

As of March 31, 2016 and 2015, we had $90.6 million and $66.5 million respectively, in cash and cash equivalents. In the future, we may generate cash from future offerings of securities, future borrowings and cash flows from operations, including interest earned from the temporary investment of cash in U.S. government securities and other high-quality debt investments that mature in one year or less. Our primary use of funds is investments in our targeted asset classes, cash distributions to our stockholders, and other general corporate purposes.

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

On November 24, 2014 the Company entered into Amendment No. 3 to the Revolving Credit Agreement, or the Amended Revolving Facility, with certain lenders a party thereto and ING Capital LLC, as administrative agent. The Amended Revolving Facility modifies certain provisions of the Company’s existing Revolving Credit Agreement. The Amended Revolving Facility was amended to, among other things, increase the maximum amount of the accordion feature which permits subsequent increases in commitments under the Amended Revolving Facility to $500 million. Borrowings under the Amended Revolving Facility are subject to, among other things, a minimum borrowing/collateral base and substantially all of the Company’s assets are pledged as collateral under the Amended Revolving Facility. As of March 31, 2016, our borrowings under the ING Facility totaled $120,000,000 and were recorded as part of revolving credit facility payable on our consolidated statements of assets and liabilities.

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

Borrowings under the Alpine Credit Facility are subject to compliance with a net asset value coverage ratio with respect to the current value of Alpine’s portfolio and various eligibility criteria must be satisfied with respect to the initial acquisition of each loan in Alpine’s portfolio. Any amounts borrowed under the Alpine Credit Facility will mature, and all accrued and unpaid interest thereunder will be due and payable, on July 23, 2019. As of March 31, 2016, Alpine’s borrowings under the Alpine Credit Facility totaled $240,000,000 and were recorded as part of revolving credit facility payable on our consolidated statements of assets and liabilities.

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

On March 21, 2016, Arbor entered into the Fourth Amended and Restated Confirmation Letter Agreement (the “Fourth Amended Confirmation Agreement”) with Citibank. The Fourth Amended Confirmation Agreement extended the term of the TRS from March 21, 2016 through March 21, 2019 and increased the interest rate payable to Citi from LIBOR plus 1.35% per annum to LIBOR plus 1.65% per annum. Other than the foregoing, the Fourth Amended Confirmation Agreement did not change any of the other terms of the TRS.

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

Our derivative asset from Citibank, net of amounts available for offset under a master netting agreement as of March 31, 2016 was $1,887,198, which is recorded on the consolidated statements of assets and liabilities as receivable due on total return swap.

Transactions in total return swap contracts during the three months ended March 31, 2016 were $2.4 million in realized gains and $2.7 million in unrealized losses, which is recorded on the consolidated statements of operations.

For the three months ended March 31, 2016, the average notional par amount of total return swap contracts was $210.8 million.

On March 27, 2015, Sierra Income Corporation and Great American Life Insurance Company (“GALIC”) entered into a limited liability company operating agreement to co-manage Sierra Senior Loan Strategy JV I LLC (“Sierra JV”). Sierra Income Corporation and GALIC have committed to provide $100 million of equity to Sierra JV, with Sierra Income Corporation providing $87.5 million and GALIC providing $12.5 million. Sierra JV commenced operations on July 15, 2015. On August 4, 2015, Sierra JV entered into a senior secured revolving credit facility (the “JV Facility”) led by Credit Suisse, AG with initial commitments of $100 million. On December 29, 2015, the Credit Facility was amended and the commitment increased to $135,000,000. As of March 31, 2016, there was $72.7 million outstanding under the JV Facility and the Sierra JV had total assets at fair value of $112.6 million. As of March 31, 2016, Sierra JV’s portfolio was comprised of senior secured first lien loans to 20 different borrowers with no loans on non-accrual status.

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

Subject to our board of directors’ discretion and applicable legal restrictions, we expect to authorize and pay monthly distributions to our stockholders. Any distributions to our stockholders will be declared out of assets legally available for distribution. We expect to continue making monthly distributions unless our results of operations, our general financial condition, general economic conditions, or other factors prohibit us from doing so. From time to time, but not less than quarterly, we will review our accounts to determine whether distributions to our stockholders are appropriate. We have not established limits on the amount of funds we may use from available sources to make distributions. We expect that for a significant time after the commencement of our offering, a portion of our distributions may result from expense support payments made by SIC Advisors that may be subject to repayment by us within three years. The purpose of this arrangement is to avoid such distributions being characterized as returns of capital for GAAP purposes. We may still have distributions which could be characterized as a return of capital for tax purposes. Such distributions are not based on our investment performance and can only be sustained if we achieve positive investment performance in future periods and/or SIC Advisors continues to make Expense Support Payments under the Expense Support Agreement. Any future reimbursements to SIC Advisors will reduce the distributions that may otherwise be available for distribution to stockholders. There can be no assurance that we will achieve the performance necessary to sustain our distributions or that we will be able to pay distributions at all. SIC Advisors has no obligation to make Expense Support Payments pursuant to the Expense Support Agreement after June 30, 2016, unless the Expense Support Agreement is extended. For the three months ended March 31, 2016 and 2015 if net Expense Support Payments of $5,257,455 and $1,993,518 were not made by SIC Advisors, approximately 31% and 17% of the distributions would have been a return of capital for GAAP purposes, respectively.

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

The following table reflects the cash distributions per share that the Company declared or paid to its stockholders for the previous two years. Stockholders of record as of each respective record date were entitled to receive the distribution.

Record Date	Payment Date	Amount per share
January 15 and 30, 2015	January 30, 2015	0.03333
February 13 and 27, 2015	February 27, 2015	0.03333
March 13 and 31, 2015	March 31, 2015	0.03333
April 15 and 30, 2015	April 30, 2015	0.03333
May 15 and 29, 2015	May 29, 2015	0.03333
June 15 and 30, 2015	June 30, 2015	0.03333
July 15 and 31, 2015	July 31, 2015	0.03333
August 14 and 31, 2015	August 31, 2015	0.03333
September 15 and 30, 2015	September 30, 2015	0.03333
October 15 and 30, 2015	October 30, 2015	0.03333
November 13 and 30, 2015	November 30, 2015	0.03333
December 15 and 31, 2015	December 31, 2015	0.03333
January 15 and 29, 2016	January 29, 2016	0.03333
February 12 and 29, 2016	February 29, 2016	0.03333
March 15 and 31, 2016	March 31, 2016	0.03333
April 15 and 29, 2016	April 29, 2016	0.03333
May 13 and 31, 2016	May 31, 2016	0.03333
June 15 and 30, 2016	June 30, 2216	0.03333

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

The valuation procedures described are generally applied to the loans underlying the TRS, except that such assets are not reviewed by independent third party valuation firms. We will value the TRS in accordance with the TRS Agreement. Pursuant to the TRS Agreement, the value of the TRS will be based on the increase or decrease in the value of the assets underlying the TRS, together with accrued interest income, interest expense and certain other expenses incurred under the TRS. The assets underlying the TRS will be valued by Citibank. Citibank will base its valuation on the indicative bid prices provided by an independent third-party pricing service. Bid prices reflect the highest price that market participants may be willing to pay. These valuations will be sent to us for review and testing. Our board of directors will review and approve the value of the TRS, as well as the value of the assets underlying the TRS, on a quarterly basis as part of their quarterly determination of net asset value. To the extent our board of directors has any questions or concerns regarding the valuation of the assets underlying the TRS, such valuation will be discussed or challenged pursuant to the terms of the TRS. For additional disclosures on the TRS, see “— Off-Balance Sheet Arrangements.”

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

Item 3: Quantitative and Qualitative Disclosures About Market Risk

We are subject to financial market risks, including changes in interest rates. Under the terms of the TRS between Arbor and Citibank, Arbor will pay fees to Citibank at a floating rate based on LIBOR in exchange for the right to receive the economic benefit of a portfolio of assets having a maximum notional amount of $300,000,000. Our interest expense will also be affected by changes in the published LIBOR rate in connection with our Credit Facilities. We expect any future credit facilities, total return swap agreements or other financing arrangements that we or any of our subsidiaries may enter into will also be based on a floating interest rate. As a result, we are subject to risks relating to changes in market interest rates. In periods of rising interest rates, when we or our subsidiaries have debt outstanding or swap agreements in effect, our cost of funds would increase, which could reduce our net investment income, especially to the extent we hold fixed rate investments.

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

Based on our consolidated Statement of Assets and Liabilities as of March 31, 2016, the following table shows the approximate increase (decrease) in components of net assets resulting from operations of hypothetical base rate changes in interest rates, assuming no changes in our investment and capital structure:

Basis point increase	Interest Income	Interest Expense	Net Increase (Decrease)
100	$4,419,726	$3,600,000	$819,726
200	11,883,209	7,200,000	4,683,209
300	19,480,120	10,800,000	8,680,120
400	27,077,032	14,400,000	12,677,032
500	34,673,944	18,000,000	16,673,944

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

Change In Internal Control Over Financial Reporting

No change occurred in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the three months ended March 31, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II — Other Information

Item 1:	Legal Proceedings.

We are not currently subject to any legal proceedings, nor, to our knowledge, are any legal proceedings threatened against us or our subsidiaries.

Item 1A:	Risk Factors.

In addition to other information set forth in this report, you should carefully consider the “Risk Factors” discussed in our annual report on Form 10-K for the fiscal year ended December 31, 2015, filed with the SEC on March 8, 2016, which could materially affect our business, financial condition and/or operating results. Except as set forth below, there have been no material changes during the three months ended March 31, 2016 to the risk factors discussed in “Item 1A. Risk Factors” of our annual report on Form 10-K. Additional risks or uncertainties not currently known to us or that we currently deem to be immaterial also may materially affect our business, financial condition and/or operating results.

Item 2:	Unregistered Sales of Equity Securities and Use of Proceeds.

In June 2013, we commenced a share repurchase program pursuant to which it intends to conduct quarterly share repurchases, of up to 2.5% of the weighted average number of outstanding shares in any 3-month period or 10% of the weighted average number of outstanding shares in any 12-month period. The purpose of the share repurchase program is to allow stockholders to sell their shares back to us at a price equal to the most recently disclosed net asset value per share of our common stock immediately prior to the date of repurchase. Shares will be purchased from stockholders participating in the program on a pro rata basis. Unless our board of directors determines otherwise, the number of shares to be repurchased during any calendar year will be limited to the proceeds received in association with the sale of shares of common stock under the distribution reinvestment plan. See Note 13 to our consolidated financial statements for more information.

The table below provides information concerning our repurchases of shares of our common stock during the quarter ended March 31, 2016 pursuant to our share repurchase program:

Period	Total Number of Shares (or Units) Purchased	Average Price per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
January 1, 2016 through March 31 2016	—	—	—		(1)
Total	—	—	—		(1)

(1)	A description of the maximum number of shares that may be purchased under our share repurchase program is included in the narrative preceding this table.

Item 3:	Defaults Upon Senior Securities.

None.

Item 4:	Mine Safety Disclosures.

None.

Item 5:	Other Information.

None.

Item 6:	Exhibits.

EXHIBIT INDEX

Number	Description

3.1	Articles of Incorporation of the Registrant(1)

3.2	Articles of Amendment of the Registrant(1)

3.3	Articles of Amendment and Restatement of the Registrant(3)

3.4	Second Articles of Amendment and Restatement of the Registrant(6)

3.5	Form of Articles Supplementary Electing to be Subject to Subtitle 8 of the Maryland General Corporation Law(4)

3.6	Form of Bylaws of the Registrant(1)

10.1	Fourth Amended and Restated Confirmation Letter Agreement, dated as of March 21, 2016, by and between Arbor Funding LLC and Citibank, N.A.(5)

10.2	Form of Second Amended and Restated Dealer Manager Agreement(6)

10.3	Form of Participating Broker-Dealer Agreement (Included as Exhibit A to the Form of Second Amended and Restated Dealer Manager Agreement)(6)

11	Computation of Per Share Earnings (included in Note 10 to the financial statements contained in this report).

31.1	Certification by Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification by Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

*	Filed herewith.
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

(3)	Previously filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on June 14, 2012, and incorporated by reference herein.
(4)

Previously filed in connection with Pre-Effective Amendment No. 4 to the Registrant’s Registration Statement on Form N-2 (File No. 333-200595), filed on October 6, 2015, and incorporated by reference herein.

(5)	Previously filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on March 24, 2016, and incorporated by reference herein.
(6)

Previously filed in connection with Post-Effective Amendment No. 1 to the Registrant’s Registration Statement on Form N-2 (File No. 333-200595), filed on May 6, 2016, and incorporated by reference herein.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 10, 2016	Sierra Income Corporation.

	By	/s/ Seth Taube
Seth Taube Chief Executive Officer (Principal Executive Officer)

Dated: May 10, 2016	By	/s/ Richard T. Allorto, Jr.
Richard T. Allorto, Jr. Chief Financial Officer (Principal Accounting and Financial Officer)