Form 10-Q
period 2016-06-30
Sierra Income Corp
filed 2016-08-08
CIK 1523526

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2016

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

As of August 4, 2016, the Registrant had 92,105,559 shares of common stock, $0.001 par value, outstanding.

Sierra Income Corporation

Consolidated Statements of Assets and Liabilities

	As of
	June 30, 2016	December 31, 2015
	(unaudited)
ASSETS
Investments at fair value
Non-controlled/non-affiliated investments (amortized cost of $941,804,086 and $911,640,087, respectively)	$881,936,697	$859,500,211
Controlled/affiliated investments (amortized cost of $58,535,000 and $47,772,500, respectively)	58,467,375	47,862,233

Total investments at fair value	940,404,072	907,362,444
Cash and cash equivalents	116,434,068	93,658,142
Cash collateral on total return swap (Note 5)	79,010,146	77,029,970
Due from affiliate (Note 7)	9,454,153	7,314,867
Dividends and interest receivable from non-controlled/non-affiliated investments	5,018,675	7,354,828
Receivable due on total return swap (Note 5)	1,606,716	1,493,253
Prepaid expenses and other assets	409,927	121,098
Unsettled trades receivable	294,388	270,936
Interest receivable from controlled/affiliated investments	71,999	101,250

Total assets	$1,152,704,144	$1,094,706,788

LIABILITIES
Revolving credit facilities payable (net of deferred financing costs of $2,650,105 and $3,239,404, respectively)	$357,349,895	$381,760,596
Unsettled trades payable	25,093,037	—
Unrealized depreciation on total return swap (Note 5)	23,336,588	27,365,819
Management fee payable	4,952,577	4,686,096
Incentive fees	3,231,942	1,795,268
Accounts payable and accrued expenses	1,684,365	2,181,149
Interest payable	1,203,031	1,281,471
Administrator fees payable	633,696	517,930
Due to affiliate (Note 7)	135,784	695,533
Deferred tax liability	378,460	298,827

Total liabilities	$417,999,375	$420,582,689

Commitments (Note 11)

NET ASSETS
Common shares, par value $0.001 per share, 250,000,000 common shares authorized, 90,539,160 and 82,623,649 common shares issued and outstanding, respectively	$90,539	$82,624
Capital in excess of par value	797,001,142	732,493,115
Accumulated distribution in excess of net realized gain/(loss) from investments and total return swap	4,247,569	(1,797)
Accumulated undistributed net investment income	16,928,981	21,178,346
Net unrealized appreciation/(depreciation) on investments and total return swap, net of provision for taxes of $291,860 and $212,227, respectively	(83,563,462)	(79,628,189)

Total net assets	734,704,769	674,124,099

Total liabilities and net assets	$1,152,704,144	$1,094,706,788

NET ASSET VALUE PER SHARE	$8.11	$8.16

See accompanying notes to the consolidated financial statements.

Sierra Income Corporation

Consolidated Statements of Operations

	For the three months ended June 30,		For the six months ended June 30,
	2016	2015	2016	2015
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
INVESTMENT INCOME
Interest from investments
Non-controlled/non-affiliated investments:
Cash	$19,917,280	$16,956,876	$39,237,601	$31,289,217
Payment-in-kind	1,913,901	323,005	3,486,531	670,158
Controlled/affiliated investments:
Cash	1,652,999	—	2,583,999	—

Total interest income	23,484,180	17,279,881	45,308,131	31,959,375
Fee income	1,298,541	5,020,430	2,693,753	6,347,504
Interest from cash	14,328	136	21,670	387

Total investment income	24,797,049	22,300,447	48,023,554	38,307,266

EXPENSES
Base management fee	4,952,577	4,243,146	9,750,206	7,963,543
Interest and financing expenses	3,221,892	2,125,092	6,662,609	3,957,723
Incentive fee	3,231,942	2,122,395	5,503,705	2,392,892
General and administrative expenses	1,185,743	801,786	2,675,706	2,137,101
Offering costs	607,761	1,674,904	1,370,960	2,067,657
Administrator expenses	633,695	538,692	1,216,901	1,094,441
Professional fees	302,334	623,994	865,554	1,173,975
Organizational and offering costs reimbursed to SIC Advisors (Note 7)	—	—	—	443,687

Total gross expenses	14,135,944	12,130,009	28,045,641	21,231,019
Net expense support reimbursement (Note 7)	(5,498,606)	(1,941,494)	(10,703,502)	(3,935,012)

Net expenses	8,637,338	10,188,515	17,342,139	17,296,007

NET INVESTMENT INCOME	16,159,711	12,111,932	30,681,415	21,011,259

Net realized gain/(loss) from non-controlled/non-affiliated investments	94,789	412,436	164,727	(333,229)
Net realized gain on total return swap (Note 5)	1,654,727	2,720,032	4,084,639	5,620,349
Net change in unrealized appreciation/(depreciation) on non-controlled/non-affiliated investments	244,327	(1,274,336)	(7,727,513)	(3,137,452)
Net change in unrealized appreciation/(depreciation) on controlled/affiliated investments	(130,260)	—	(157,358)	—
Net change in unrealized appreciation/(depreciation) on total return swap (Note 5)	6,704,542	(2,115,849)	4,029,231	691,168
Change in provision for deferred taxes on unrealized gain on investments	(7,048)	(284,849)	(79,633)	(284,849)

Net gain/(loss) on investments and total return swap	8,561,077	(542,566)	314,093	2,555,987

NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS	$24,720,788	$11,569,366	$30,995,508	$23,567,246

WEIGHTED AVERAGE — BASIC AND DILUTED EARNINGS PER COMMON SHARE	$0.28	$0.17	$0.36	$0.37
WEIGHTED AVERAGE — BASIC AND DILUTED NET INVESTMENT INCOME PER COMMON SHARE	$0.18	$0.18	$0.35	$0.33
WEIGHTED AVERAGE COMMON STOCK OUTSTANDING — BASIC AND DILUTED (Note 10)	89,644,821	67,418,067	87,245,126	62,912,383
DIVIDENDS DECLARED PER COMMON SHARE	$0.20	$0.20	$0.40	$0.40

See accompanying notes to the consolidated financial statements.

Sierra Income Corporation

Consolidated Statements of Changes in Net Assets

	For the six months ended June 30,
	2016	2015
	(unaudited)	(unaudited)
INCREASE/(DECREASE) FROM OPERATIONS
Net investment income	$30,681,415	$21,011,259
Net realized gain/(loss) on investments	164,727	(333,229)
Net realized gain on total return swap (Note 5)	4,084,639	5,620,349
Net change in unrealized appreciation/(depreciation) on investments	(7,884,871)	(3,137,452)
Net change in unrealized appreciation/(depreciation) on total return swap (Note 5)	4,029,231	691,168
Change in provision for deferred taxes on unrealized gain on investments	(79,633)	(284,849)

Net increase in net assets resulting from operations	30,995,508	23,567,246

SHAREHOLDER DISTRIBUTIONS
Distributions from net investment income (Note 2)	(34,930,780)	(25,374,463)

Net decrease in net assets from shareholder distributions	(34,930,780)	(25,374,463)

COMMON SHARE TRANSACTIONS
Issuance of common shares, net of underwriting costs	62,783,775	143,906,427
Issuance of common shares pursuant to distribution reinvestment plan	16,586,426	12,091,162
Repurchase of common shares	(14,854,259)	(1,686,151)

Net increase in net assets resulting from common share transactions	64,515,942	154,311,438

Total increase in net assets	60,580,670	152,504,221
Net assets at beginning of period	674,124,099	486,519,913

Net assets at end of period (including accumulated undistributed net investment income of $16,928,981 and $5,155,137, respectively)	$734,704,769	$639,024,134

Net asset value per common share	$8.11	$8.96
Common shares outstanding, beginning of period	82,623,649	54,260,324
Issuance of common shares	7,690,755	15,923,836
Issuance of common shares pursuant to distribution reinvestment plan	2,040,376	1,356,925
Repurchase of common shares	1,815,640	(187,846)

Common shares outstanding, end of period	90,539,160	71,353,239

See accompanying notes to the consolidated financial statements.

Sierra Income Corporation

Consolidated Statements of Cash Flows

	For the six months ended June 30,
	2016	2015
	(unaudited)	(unaudited)
Cash flows from operating activities
NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS	$30,995,508	$23,567,246
ADJUSTMENT TO RECONCILE NET INCREASE/(DECREASE) IN NET ASSETS FROM OPERATIONS TO NET CASH USED IN OPERATING ACTIVITIES
Payment-in-kind interest income	(3,486,531)	(670,158)
Net amortization of premium on investments	(399,569)	(369,238)
Amortization of deferred financing costs	626,800	610,714
Net realized (gain)/loss on investments	(164,727)	333,229
Net change in unrealized (appreciation)/depreciation on investments	7,884,871	3,137,452
Net change in unrealized (appreciation)/depreciation on total return swap (Note 5)	(4,029,231)	(691,168)
Purchases and Originations	(133,789,231)	(325,397,031)
Proceeds from sale of investments and principal repayments	96,913,559	68,736,720
(Increase)/decrease in operating assets:
Cash collateral on total return swap (Note 5)	(1,980,176)	(4,580,838)
Unsettled trades receivable	(23,452)	(261,095)
Due from affiliate	(2,139,286)	617,065
Interest receivable	2,365,404	(1,958,775)
Receivable due on total return swap (Note 5)	(113,463)	(1,300,408)
Prepaid expenses and other assets	(288,829)	(216,576)
Increase/(decrease) in operating liabilities:
Unsettled trades payable	25,093,037	(16,935,000)
Management fee payable	266,481	971,760
Accounts payable and accrued expenses	(496,784)	(85,454)
Incentive fee payable	1,436,674	2,122,394
Administrator fees payable	115,766	88,634
Interest payable	(78,440)	426,877
Deferred tax liability	79,633	284,849
Due to affiliate	(559,749)	(1,367,769)

NET CASH PROVIDED BY/(USED IN) OPERATING ACTIVITIES	18,228,265	(252,936,570)

Cash flows from financing activities
Borrowings under revolving credit facility	35,000,000	234,000,000
Repayments of revolving credit facility	(60,000,000)	(150,000,000)
Proceeds from issuance of common stock, net of underwriting costs	62,783,775	143,906,427
Payment of cash dividends	(18,344,354)	(13,283,301)
Financing costs paid	(37,501)	(1,617,773)
Repurchase of common shares	(14,854,259)	(1,686,151)

NET CASH PROVIDED BY FINANCING ACTIVITIES	4,547,661	211,319,202

TOTAL INCREASE/(DECREASE) IN CASH	22,775,926	(41,617,368)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	93,658,142	65,749,154

CASH AND CASH EQUIVALENTS, END OF PERIOD	$116,434,068	$24,131,786

Supplemental Information
Cash paid during the period for interest	$6,741,049	$3,530,846
Supplemental non-cash information
Payment-in-kind interest income	$3,486,531	$670,158
Amortization of deferred financing costs	$626,800	$610,714
Net amortization of premium on investments	$399,569	$369,238
Issuance of common shares in connection with distribution reinvestment plan	$16,586,426	$12,091,162

See accompanying notes to the consolidated financial statements.

Sierra Income Corporation

Consolidated Schedule of Investments

As of June 30, 2016

(unaudited)

Company(1)	Industry	Type of Investment	Maturity	Par Amount	Cost	Fair Value	% of Net Assets(2)
Non-controlled/non-affiliated investments – 120.0%
AAR Intermediate Holdings, LLC	Energy: Oil & Gas	Senior Secured First Lien Term Loans LIBOR + 14.000% PIK, 1.000% Floor(3)(4)(5)	3/30/2019	$11,665,022	$11,223,897	$6,823,221	0.9%
		Warrants to purchase 0.871% of outstanding company equity(4)(6)	3/30/2019	—	790,778	—	0.0%

				11,665,022	12,014,675	6,823,221
Access Media Holding LLC	Media: Broadcasting & Subscription	Common Stock(4)(6)		—	—	—	0.0%
		Preferred Equity Series A (12.000%)(4)		1,536,442	1,536,442	71,137	0.0%
		Preferred Equity Series AA (12.000%)(4)		418,613	418,613	418,613	0.1%
		Senior Secured First Lien Term Loans 5.000%, 5.000% PIK(4)	7/22/2020	6,850,054	6,850,054	6,850,054	0.9%

				8,805,109	8,805,109	7,339,804
Advanced Diagnostic Holdings LLC	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loans LIBOR + 8.750%, 0.875% Floor(4)(7)	12/11/2020	15,359,822	15,359,822	15,561,496	2.1%

				15,359,822	15,359,822	15,561,496
Alpha Media LLC	Media: Broadcasting & Subscription	Senior Secured First Lien Term Loans LIBOR + 6.000%, 1.000% Floor(3)	2/25/2022	9,628,125	9,210,649	9,194,859	1.3%

				9,628,125	9,210,649	9,194,859
American Beacon Advisors, Inc.(8)	Banking, Finance, Insurance & Real Estate	Senior Secured Second Lien Term Loans LIBOR + 8.750%, 1.000% Floor(7)	4/30/2023	6,000,000	5,897,007	5,877,000	0.8%

				6,000,000	5,897,007	5,877,000
AMMC CLO 17, Limited Series 2015-17A(9)	Multi-Sector Holdings	Subordinated Notes 17.374% estimated yield(10)	11/15/2027	5,000,000	3,643,323	4,000,000	0.5%

				5,000,000	3,643,323	4,000,000
Anaren, Inc.	Aerospace & Defense	Senior Secured Second Lien Term Loans LIBOR + 8.250%, 1.000% Floor(7)	8/18/2021	10,000,000	9,923,923	9,554,200	1.3%

				10,000,000	9,923,923	9,554,200
APCO Holdings, Inc.	Automotive	Senior Secured First Lien Term Loans LIBOR + 6.000%, 1.000% Floor(3)(4)	1/31/2022	4,471,875	4,346,339	4,337,719	0.6%

				4,471,875	4,346,339	4,337,719

See accompanying notes to consolidated financial statements.

Company(1)	Industry	Type of Investment	Maturity	Par Amount	Cost	Fair Value	% of Net Assets(2)
Aperture Group, LLC	Banking, Finance, Insurance & Real Estate	Senior Secured First Lien Term Loans LIBOR + 6.250%, 1.000% Floor(7)	8/29/2019	$2,309,881	$2,302,039	$2,309,881	0.3%

				2,309,881	2,302,039	2,309,881
Associated Asphalt Partners, LLC	Chemicals, Plastics & Rubber	Senior Secured First Lien Notes 8.500%(11)	2/15/2018	1,778,000	1,784,190	1,801,807	0.2%

				1,778,000	1,784,190	1,801,807
Asurion Corp.	Banking, Finance, Insurance & Real Estate	Senior Secured Second Lien Term Loans LIBOR + 7.500%, 1.000% Floor(7)	3/3/2021	7,000,000	6,946,815	6,702,500	0.9%

				7,000,000	6,946,815	6,702,500
Atrium Innovations, Inc.(9)	Healthcare & Pharmaceuticals	Senior Secured Second Lien Term Loans LIBOR + 6.750%, 1.000% Floor(7)	8/13/2021	5,000,000	4,981,363	4,229,700	0.6%

				5,000,000	4,981,363	4,229,700
Aviation Technical Services, Inc.	Aerospace & Defense	Senior Secured Second Lien Term Loans LIBOR + 8.500%, 1.000% Floor(4)(7)	3/31/2022	22,500,000	22,500,000	22,637,250	3.1%

				22,500,000	22,500,000	22,637,250
Backcountry.com, LLC	Retail	Senior Secured First Lien Term Loans LIBOR + 7.250%, 1.000% Floor(4)(7)	6/30/2020	34,809,461	34,809,461	35,157,556	4.8%

				34,809,461	34,809,461	35,157,556
Bennu Oil & Gas, LLC	Energy: Oil & Gas	Senior Secured Second Lien Term Loans LIBOR + 8.500%, 1.250% Floor, 2.500% PIK(7)	11/1/2018	5,645,335	5,642,465	1,721,771	0.2%

				5,645,335	5,642,465	1,721,771
Birch Communications, Inc.	Telecommunications	Senior Secured First Lien Term Loans LIBOR + 6.750%, 1.000% Floor(3)(4)	7/17/2020	14,003,612	13,809,617	13,687,550	1.9%

				14,003,612	13,809,617	13,687,550
Black Angus Steakhouses LLC	Hotel, Gaming & Leisure	Revolver LIBOR + 9.000%, 1.000% Floor(4)(7)(12)	4/24/2020	334,822	334,822	323,527	0.0%
		Senior Secured First Lien Delayed Draw LIBOR + 9.000%, 1.000% Floor(4)(12)	4/24/2020	—	—	—	0.0%
		Senior Secured First Lien Term loans LIBOR + 9.000%, 1.000% Floor(4)(7)	4/24/2020	19,893,973	19,893,973	19,405,649	2.7%

				20,228,795	20,228,795	19,729,176
Brundage-Bone Concrete Pumping, Inc.	Construction & Building	Senior Secured First Lien Notes 10.375%(11)	9/1/2021	7,500,000	7,616,494	7,640,625	1.0%

				7,500,000	7,616,494	7,640,625

See accompanying notes to consolidated financial statements.

Company(1)	Industry	Type of Investment	Maturity	Par Amount	Cost	Fair Value	% of Net Assets(2)
Capstone Nutrition	Healthcare & Pharmaceuticals	Common Stock(4)(6)		$—	$300,002	$—	0.0%
		Common Stock, Class B(4)(6)		—	9	—	0.0%
		Common Stock, Class C(4)(6)		—	—	—	0.0%
		Senior Secured First Lien Term Loans LIBOR + 12.500%, 1.000% Floor, PIK(3)(4)(5)	4/28/2019	23,657,270	23,657,270	14,585,180	2.0%

				23,657,270	23,957,281	14,585,180
Charming Charlie LLC	Retail	Senior Secured First Lien Term Loans LIBOR + 8.000%, 1.000% Floor(7)	12/24/2019	8,209,193	8,222,998	7,705,313	1.1%

				8,209,193	8,222,998	7,705,313
ContMid Intermediate, Inc.	Automotive	Senior Secured Second Lien Term Loans LIBOR + 9.000%, 1.000% Floor(3)(4)	10/25/2019	27,908,193	27,908,193	28,030,710	3.8%

				27,908,193	27,908,193	28,030,710
ConvergeOne Holdings Corp.	Telecommunications	Senior Secured Second Lien Term Loans LIBOR + 8.000%, 1.000% Floor(4)(7)	6/17/2021	12,500,000	12,402,941	12,330,125	1.7%

				12,500,000	12,402,941	12,330,125
Cornerstone Chemical Company	Chemicals, Plastics & Rubber	Senior Secured First Lien Notes 9.375%(11)(13)	3/15/2018	4,970,000	4,839,947	4,684,225	0.6%

				4,970,000	4,839,947	4,684,225
CP OpCo, LLC	Services: Consumer	Senior Secured First Lien Term Loans LIBOR + 6.750%, 1.000% Floor(4)(7)	9/30/2020	3,000,000	3,000,000	2,880,960	0.4%

				3,000,000	3,000,000	2,880,960
CRGT, Inc.	High Tech Industries	Senior Secured First Lien Term Loans LIBOR + 6.500%, 1.000% Floor(4)(7)	12/19/2020	4,689,873	4,689,874	4,654,371	0.6%

				4,689,873	4,689,874	4,654,371
DHISCO Electronic Distribution, Inc.	Hotel, Gaming & Leisure	Revolver LIBOR + 9.000%, 1.500% Floor(4)(7)(12)	5/10/2017	—	—	—	0.0%
		Senior Secured First Lien Term loans LIBOR + 9.000% PIK, 1.500% Floor(4)(7)	2/10/2018	4,248,736	4,248,736	4,134,954	0.6%
		Senior Secured First Lien Term loans LIBOR + 9.000%, 1.500% Floor(4)(7)	11/10/2019	19,523,810	19,523,810	19,033,176	2.6%
		Warrants to purchase 4.2% of the outstanding equity(4)(6)	2/10/2018	—	769,231	853,869	0.1%

				23,772,546	24,541,777	24,021,999

See accompanying notes to consolidated financial statements.

Company(1)	Industry	Type of Investment	Maturity	Par Amount	Cost	Fair Value	% of Net Assets(2)
Drew Marine Partners, LP	Transportation: Cargo	Senior Secured Second Lien Term Loans LIBOR + 7.000%, 1.000% Floor(7)	5/19/2021	$10,000,000	$10,060,614	$9,455,700	1.3%

				10,000,000	10,060,614	9,455,700
Dryden Senior Loan Fund — 37 Series 2015-37A(9)	Multi-Sector Holdings	Subordinated Notes 22.698% estimated yield(10)	4/15/2027	4,000,000	2,800,000	2,800,000	0.4%

				4,000,000	2,800,000	2,800,000
Dryden Senior Loan Fund — 38 Series 2015-38A(9)	Multi-Sector Holdings	Subordinated Notes 17.689% estimated yield(10)	7/15/2027	7,000,000	5,162,500	5,162,500	0.7%

				7,000,000	5,162,500	5,162,500
Dynamic Energy Services International LLC	Energy: Oil & Gas	Senior Secured First Lien Term Loans LIBOR + 8.500%, 1.000% Floor, 1.5% PIK(3)(4)	3/6/2018	8,541,760	8,541,760	8,194,538	1.1%

				8,541,760	8,541,760	8,194,538
EarthLink, Inc.(9)	Telecommunications	Senior Secured First Lien Notes 7.375%(11)(13)	6/1/2020	2,450,000	2,441,697	2,554,125	0.3%

				2,450,000	2,441,697	2,554,125
Elite Comfort Solutions LLC	Chemicals, Plastics & Rubber	Senior Secured First Lien Term Loans LIBOR + 6.500%, 1.000% Floor(3)(12)	1/15/2021	7,422,987	7,422,987	7,422,987	1.0%

				7,422,987	7,422,987	7,422,987
First Boston Construction Holdings, LLC	Banking, Finance, Insurance & Real Estate	Preferred Equity(4)(6)(12)		1,300,781	1,300,781	1,300,781	0.2%
		Senior Secured First Lien Notes 12.000%(4)(12)	12/31/2020	5,203,125	5,203,125	5,232,713	0.7%

				6,503,906	6,503,906	6,533,494
FKI Security Group LLC	Capital Equipment	Senior Secured First Lien Term Loans LIBOR + 8.500%, 1.000% Floor(4)(7)	3/30/2020	14,625,000	14,625,000	14,232,611	1.9%

				14,625,000	14,625,000	14,232,611
Frontier Communications Corp.(9)	Telecommunications	Senior Secured First Lien Notes 10.250%(11)(13)	9/15/2022	2,000,000	2,000,000	2,020,000	0.3%

				2,000,000	2,000,000	2,020,000
Gastar Exploration USA, Inc.	Energy: Oil & Gas	Senior Secured First Lien Notes 8.625%(11)(13)	5/15/2018	5,400,000	5,407,859	4,522,500	0.6%

				5,400,000	5,407,859	4,522,500
Genex Holdings, Inc.(8)	Banking, Finance, Insurance & Real Estate	Senior Secured Second Lien Term Loans LIBOR + 7.750%, 1.000% Floor(7)	5/30/2022	9,500,000	9,526,867	9,194,765	1.3%

				9,500,000	9,526,867	9,194,765
GK Holdings, Inc.	Services: Business	Senior Secured Second Lien Term Loans LIBOR + 9.500%, 1.000% Floor(3)	1/30/2022	10,000,000	10,000,000	9,654,600	1.3%

				10,000,000	10,000,000	9,654,600

See accompanying notes to consolidated financial statements.

Company(1)	Industry	Type of Investment	Maturity	Par Amount	Cost	Fair Value	% of Net Assets(2)
Green Field Energy Services, Inc.	Energy: Oil & Gas	Senior Secured First Lien Notes 13.000%(4)(5)(11)	11/15/2016	$766,616	$754,300	$157,156	0.0%
		Warrants/Equity(4)(6)		—	29,000	—	0.0%

				766,616	783,300	157,156
HBC Holdings LLC	Wholesale	Senior Secured First Lien Term Loans LIBOR + 5.750%, 1.000% Floor(4)(7)	3/30/2020	14,737,500	14,737,500	13,753,625	1.9%

				14,737,500	14,737,500	13,753,625
Heligear Acquisition Co.	Aerospace & Defense	Senior Secured First Lien Notes 10.250%(4)(11)	10/15/2019	15,000,000	15,000,000	15,672,000	2.1%

				15,000,000	15,000,000	15,672,000
Hill International, Inc.(9)	Construction & Building	Senior Secured First Lien Term Loans LIBOR + 6.750%, 1.000% Floor(4)(7)	9/28/2020	16,702,500	16,702,500	16,345,234	2.2%

				16,702,500	16,702,500	16,345,234
Holland Acquisition Corp.	Energy: Oil & Gas	Senior Secured First Lien Term Loans LIBOR + 9.000%, 1.000% Floor(7)	5/29/2018	4,515,605	4,472,159	4,044,808	0.6%

				4,515,605	4,472,159	4,044,808
Ignite Restaurant Group, Inc.	Hotel, Gaming & Leisure	Senior Secured First Lien Term Loans LIBOR + 7.000%, 1.000% Floor(7)	2/13/2019	8,901,116	8,813,567	8,752,289	1.2%

				8,901,116	8,813,567	8,752,289
IHS Intermediate, Inc.	Services: Business	Senior Secured Second Lien Term Loans LIBOR + 8.250%, 1.000% Floor(7)	7/20/2022	25,000,000	25,000,000	24,785,250	3.4%

				25,000,000	25,000,000	24,785,250
Imagine! Print Solutions, LLC(9)	Media: Advertising, Printing & Publishing	Senior Secured First Lien Term Loans LIBOR + 6.000%, 1.000% Floor(7)	3/30/2022	4,114,688	4,055,303	4,052,967	0.6%

				4,114,688	4,055,303	4,052,967
Interface Security Systems Holdings, Inc.	Services: Consumer	Senior Secured First Lien Notes 9.250%(11)(13)	1/15/2018	3,417,000	3,442,167	3,280,320	0.4%

				3,417,000	3,442,167	3,280,320
Invision Diversified, LLC	Services: Business	Senior Secured First Lien Term Loans LIBOR + 9.000%, 1.000% Floor(4)(7)	6/30/2020	24,647,685	24,647,685	24,574,482	3.3%

				24,647,685	24,647,685	24,574,482
IPS Corporation	Wholesale	Senior Secured First Lien Term Loans LIBOR + 6.250%, 1.000% Floor(3)	2/5/2021	9,850,205	9,850,205	9,623,355	1.3%

				9,850,205	9,850,205	9,623,355
IronGate Energy Services, LLC	Energy: Oil & Gas	Senior Secured First Lien Notes 11.000%(11)	7/1/2018	3,000,000	2,973,811	568,320	0.1%

				3,000,000	2,973,811	568,320

See accompanying notes to consolidated financial statements.

Company(1)	Industry	Type of Investment	Maturity	Par Amount	Cost	Fair Value	% of Net Assets(2)
Isola USA Corp.(8)	High Tech Industries	Senior Secured First Lien Term Loans LIBOR + 8.250%, 1.000% Floor(7)	11/29/2018	$5,609,163	$5,683,191	$5,041,684	0.7%

				5,609,163	5,683,191	5,041,684
JAC Holding Corp.	Automotive	Senior Secured First Lien Notes 11.500%(4)(11)	10/1/2019	11,473,000	11,473,000	12,132,698	1.7%

				11,473,000	11,473,000	12,132,698
Jordan Reses Supply Company, LLC	Healthcare & Pharmaceuticals	Senior Secured Second Lien Term Loans LIBOR + 11.000%, 1.000% Floor(4)(7)	4/24/2020	5,000,000	5,000,000	5,048,350	0.7%

				5,000,000	5,000,000	5,048,350
Liquidnet Holdings, Inc.	Banking, Finance, Insurance & Real Estate	Senior Secured First Lien Term Loans LIBOR + 6.750%, 1.000% Floor(7)	5/22/2019	6,300,000	6,239,826	6,075,468	0.8%

				6,300,000	6,239,826	6,075,468
Livingston International, Inc.(8)(9)	Transportation: Cargo	Senior Secured Second Lien Term Loans LIBOR + 7.750%, 1.250% Floor(7)	4/17/2020	2,658,504	2,655,187	2,534,937	0.3%

				2,658,504	2,655,187	2,534,937
Loar Group, Inc.	Aerospace & Defense	Senior Secured Second Lien Term Loans LIBOR + 9.250%, 1.000% Floor(3)	7/12/2022	15,000,000	15,000,000	15,000,000	2.0%

				15,000,000	15,000,000	15,000,000
LSF9 Atlantis Holdings, LLC	Retail	Senior Secured First Lien Term Loans LIBOR + 9.000%, 1.000% Floor(4)(7)	1/15/2021	9,875,000	9,784,894	9,776,250	1.3%

				9,875,000	9,784,894	9,776,250
LTCG Holdings Corp.	Banking, Finance, Insurance & Real Estate	Senior Secured First Lien Term Loans LIBOR + 5.000%, 1.000% Floor(7)	6/6/2020	2,838,571	2,828,654	2,632,463	0.4%

				2,838,571	2,828,654	2,632,463
Maxim Crane Works LP	Capital Equipment	Senior Secured Second Lien Term Loans LIBOR + 9.250%, 1.000% Floor(7)	11/26/2018	6,500,000	6,303,594	6,456,645	0.9%

				6,500,000	6,303,594	6,456,645
Miller Heiman, Inc.	Services: Business	Senior Secured First Lien Term Loans LIBOR + 6.000%, 1.000% Floor(7)	9/30/2019	23,750,000	23,750,000	19,803,938	2.7%

				23,750,000	23,750,000	19,803,938
Nathan’s Famous, Inc.	Beverage & Food	Senior Secured First Lien Notes 10.000%(13)	3/15/2020	7,000,000	7,000,000	7,472,500	1.0%

				7,000,000	7,000,000	7,472,500
Nation Safe Drivers Holdings, Inc.	Banking, Finance, Insurance & Real Estate	Senior Secured Second Lien Term Loans LIBOR + 8.000%, 2.000% Floor(4)(7)	9/29/2020	20,676,479	20,676,479	21,053,618	2.9%

				20,676,479	20,676,479	21,053,618

See accompanying notes to consolidated financial statements.

Company(1)	Industry	Type of Investment	Maturity	Par Amount	Cost	Fair Value	% of Net Assets(2)
New Media Holdings II, LLC	Media: Advertising, Printing & Publishing	Senior Secured First Lien Term Loans LIBOR + 6.250%, 1.000% Floor(7)	6/4/2020	$18,135,983	$18,119,882	$17,802,462	2.5%

				18,135,983	18,119,882	17,802,462
Newpage Corp.	Media: Advertising, Printing & Publishing	Senior Secured First Lien Term Loans LIBOR + 9.500%, 1.500% Floor(3)	7/26/2017	1,633,333	1,633,333	1,633,333	0.2%
		Senior Secured First Lien Term Loans LIBOR + 9.500%, 1.500% Floor PIK(3)	7/26/2017	1,679,248	1,658,775	1,679,248	0.2%
		Senior Secured First Lien Term Loans LIBOR + 8.250%, 1.250% Floor(3)(5)	2/11/2021	8,116,667	8,046,658	1,004,438	0.1%

				11,429,248	11,338,766	4,317,019
Novetta Solutions, LLC	High Tech Industries	Senior Secured Second Lien Term Loans LIBOR + 8.500%, 1.000% Floor(7)	10/16/2023	11,000,000	10,899,291	10,644,810	1.5%

				11,000,000	10,899,291	10,644,810
Omnitracs, Inc.	High Tech Industries	Senior Secured Second Lien Term Loans LIBOR + 7.750%, 1.000% Floor(7)	5/25/2021	7,000,000	7,012,121	6,273,750	0.9%

				7,000,000	7,012,121	6,273,750
Oxford Mining Company, LLC	Metals & Mining	Senior Secured First Lien Term Loans LIBOR + 8.500%, 0.750% Floor, 3.000% PIK(4)(7)	12/31/2018	20,562,776	20,562,776	19,693,999	2.7%

				20,562,776	20,562,776	19,693,999
Payless Inc.(8)	Retail	Senior Secured Second Lien Term Loans LIBOR + 7.500%, 1.000% Floor(7)	3/11/2022	6,000,000	6,015,666	2,744,760	0.4%

				6,000,000	6,015,666	2,744,760
RealD, Inc.	Media: Diversified & Production	Equity/Warrants(4)(6)		—	297,962	3,162,793	0.4%
		Equity/Warrants 10.000% PIK(4)		—	7,449,038	4,584,213	0.6%

				—	7,747,000	7,747,006
Reddy Ice Corporation	Beverage & Food	Senior Secured Second Lien Term Loans LIBOR + 9.500%, 1.250% Floor(3)(4)	11/1/2019	2,000,000	2,000,000	1,595,320	0.2%

				2,000,000	2,000,000	1,595,320
Research Now Group, Inc.	Services: Business	Senior Secured Second Lien Term Loans LIBOR + 8.750%, 1.000% Floor(7)	3/18/2022	15,000,000	15,000,000	14,141,700	1.9%

				15,000,000	15,000,000	14,141,700

See accompanying notes to consolidated financial statements.

Company(1)	Industry	Type of Investment	Maturity	Par Amount	Cost	Fair Value	% of Net Assets(2)
Response Team Holdings, LLC	Construction & Building	Preferred Equity 12% PIK(4)		$3,642,142	$3,384,734	$3,681,185	0.5%
		Warrants to purchase 3.70% of the outstanding common units(4)(6)		—	257,407	912,382	0.1%

				3,642,142	3,642,141	4,593,567
School Specialty, Inc.	Wholesale	Senior Secured First Lien Term Loans LIBOR + 8.500%, 1.000% Floor(7)	6/11/2019	9,948,280	9,905,632	9,757,770	1.3%

				9,948,280	9,905,632	9,757,770
Ship Supply Acquisition Corporation	Services: Business	Senior Secured First Lien Term Loans LIBOR + 8.000%, 1.000% Floor(4)(7)	7/31/2020	24,062,500	24,062,500	23,924,381	3.3%

				24,062,500	24,062,500	23,924,381
Sizzling Platter, LLC	Hotel, Gaming & Leisure	Senior Secured First Lien Term Loans LIBOR + 7.500%, 1.000% Floor(7)	4/29/2019	15,000,000	15,000,000	14,803,950	2.0%

				15,000,000	15,000,000	14,803,950
Southwest Dealer Services, Inc.	Automotive	Senior Secured First Lien Term Loans LIBOR + 6.000%, 1.000% Floor(4)(7)	3/16/2020	2,608,280	2,608,280	2,560,445	0.4%

				2,608,280	2,608,280	2,560,445
Survey Sampling International, LLC	Services: Business	Senior Secured Second Lien Term Loans LIBOR + 9.000%, 1.000% Floor(7)	12/16/2021	24,000,000	24,000,000	23,777,280	3.2%

				24,000,000	24,000,000	23,777,280
Techniplas LLC	Automotive	Senior Secured First Lien Notes 10.000%(11)(13)	5/1/2020	6,000,000	6,000,000	4,470,000	0.6%

				6,000,000	6,000,000	4,470,000
The Garretson Resolution Group, Inc.	Services: Business	Senior Secured First Lien Term Loans LIBOR + 6.500%, 1.000% Floor(7)	5/22/2021	9,750,000	9,708,623	9,722,310	1.3%

				9,750,000	9,708,623	9,722,310
Touchtunes Interactive Networks, Inc.	Media: Diversified & Production	Senior Secured Second Lien Term Loans LIBOR + 8.250%, 1.000% Floor(7)	5/27/2022	7,500,000	7,500,000	7,185,075	1.0%

				7,500,000	7,500,000	7,185,075
TravelCLICK, Inc.(8)	Hotel, Gaming & Leisure	Senior Secured Second Lien Term Loans LIBOR + 7.750%, 1.000% Floor(7)	11/6/2021	6,000,000	5,929,122	5,610,600	0.8%

				6,000,000	5,929,122	5,610,600
True Religion Apparel, Inc.	Retail	Senior Secured Second Lien Term Loans LIBOR + 10.000%, 1.000% Floor(14)	1/30/2020	4,000,000	3,886,782	—	0.0%

				4,000,000	3,886,782	—

See accompanying notes to consolidated financial statements.

Company(1)	Industry	Type of Investment	Maturity	Par Amount	Cost	Fair Value	% of Net Assets(2)
U.S. Auto Sales, Inc.	Banking, Finance, Insurance & Real Estate	Senior Secured Second Lien Term Loans LIBOR + 10.500%, 1.000% Floor(3)(4)	6/5/2020	$5,500,000	$5,500,000	$5,366,350	0.7%

				5,500,000	5,500,000	5,366,350
U.S. Well Services, LLC	Energy: Oil & Gas	Equity/Warrants(6)		—	173	—	0.0%

				—	173	—
Upland CLO, Ltd.(9)	Multi-Sector Holdings	Subordinated Notes 17.390% estimated yield(10)	4/20/2028	10,000,000	6,950,000	6,950,000	0.9%

				10,000,000	6,950,000	6,950,000
Valence Surface Technologies, Inc.	Aerospace & Defense	Senior Secured First Lien Term Loans LIBOR + 5.500%, 1.000% Floor(3)	6/13/2019	4,621,984	4,601,294	4,456,379	0.6%

				4,621,984	4,601,294	4,456,379
Velocity Pooling Vehicle, LLC	Automotive	Senior Secured Second Lien Term Loans LIBOR + 7.250%, 1.000% Floor(4)(7)	5/13/2022	20,625,000	18,418,140	10,996,425	1.5%

				20,625,000	18,418,140	10,996,425
Vestcom International, Inc.	Services: Business	Senior Secured Second Lien Term Loans LIBOR + 7.750%, 1.000% Floor(3)	9/30/2022	5,000,000	5,000,000	4,900,300	0.7%

				5,000,000	5,000,000	4,900,300
VOYA CLO 2016-2, LTD.(9)	Multi-Sector Holdings	Subordinated Notes 16.185% estimated yield(10)	7/19/2028	22,842,661	19,918,800	19,918,800	2.7%

				22,842,661	19,918,800	19,918,800
Watermill-QMC Midco, Inc.	Automotive	Equity(4)(6)		—	514,195	675,883	0.1%
		Senior Secured First Lien Term loans 13.000%(4)	6/30/2020	31,398,034	31,398,034	31,982,979	4.4%

				31,398,034	31,912,229	32,658,862
YP Holdings LLC(8)	Media: Advertising, Printing & Publishing	Senior Secured First Lien Term Loans LIBOR + 6.750%, 1.250% Floor(7)	6/4/2018	3,130,435	3,148,647	3,102,887	0.4%

				3,130,435	3,148,647	3,102,887
Z Gallerie, LLC	Retail	Senior Secured First Lien Term Loans LIBOR + 6.500%, 1.000% Floor(3)	10/8/2020	4,706,477	4,664,912	4,635,315	0.6%

				4,706,477	4,664,912	4,635,315
Total non-controlled/non-affiliated investments					$941,804,086	$881,936,697	120.0%

Controlled/affiliated investments – 8.0%(15)
Nomida LLC	Construction & Building	Equity(6)(9)		—	5,400,000	5,400,000	0.8%
		Senior Secured First Lien Term Loans 10.000%	12/1/2020	8,100,000	8,100,000	8,114,742	1.1%

				8,100,000	13,500,000	13,514,742

See accompanying notes to consolidated financial statements.

Company(1)	Industry	Type of Investment	Maturity	Par Amount	Cost	Fair Value	% of Net Assets(2)
Sierra Senior Loan Strategy JV I LLC(9)(12)	Multi-Sector Holdings	Equity		$45,035,000	$45,035,000	$44,952,633	6.1%

				45,035,000	45,035,000	44,952,633

Total controlled/affiliated investments					$58,535,000	$58,467,375	8.0%

Money market fund – 6.4%
Federated Prime Obligations Fund		Money Market 0.02%		$46,822,912	$46,822,912	$46,822,912	6.4%

Total money market fund					$46,822,912	$46,822,912	6.4%

Derivative Instrument — Long Exposure					Notional Amount	Unrealized Appreciation (Depreciation)
Total return swap with Citibank, N.A. (Note 5)		Total Return Swap			$217,759,501	$(23,336,588)

					$217,759,501	$(23,336,588)

(1)	All of the Company’s investments are domiciled in the United States except for Atrium Innovations, Inc. and Livingston International, Inc., which are domiciled in Canada.
(2)	Percentage is based on net assets of $734,704,769 as of June 30, 2016.
(3)	The interest rate on these loans is subject to a base rate plus 1M LIBOR, which at June 30, 2016 was 0.47%. As the interest rate is subject to a minimum LIBOR floor which was greater than the 1M LIBOR rate at June 30, 2016, the prevailing rate in effect at June 30, 2016 was the base rate plus the LIBOR floor.
(4)	An affiliated fund that is managed by an affiliate of SIC Advisors LLC also holds an investment in this security.
(5)	The investment was on non-accrual status as of June 30, 2016.
(6)	Security is non-income producing.
(7)	The interest rate on these loans is subject to a base rate plus 3M LIBOR, which at June 30, 2016 was 0.65%. As the interest rate is subject to a minimum LIBOR floor which was greater than the 3M LIBOR rate at June 30, 2016, the prevailing rate in effect at June 30, 2016 was the base rate plus the LIBOR floor.
(8)	Security is also held in the underlying portfolio of the total return swap with Citibank, N.A. (see Note 5). The Company’s total exposure to American Beacon Advisors, Inc., Payless, Inc., Genex Holdings, Inc., Isola USA Corp., Livingston International, Inc., TravelCLICK, Inc., and YP Holdings LLC is $6,842,907 or 0.9%, $8,602,710 or 1.2%, $12,137,402 or 1.7%, $8,735,434 or 1.2%, $4,504,381 or 0.6%, $15,281,725 or 2.1%, and $6,256,800 or 0.9%, respectively, of Net Assets as of June 30, 2016.
(9)	The investment is not a qualifying asset under Section 55 of the Investment Company Act of 1940, as amended. Non-qualifying assets represent 10.6% of the Company’s portfolio at fair value.
(10)	This investment is in the equity class of a CLO security. The CLO equity investments are entitled to recurring distributions which are generally equal to the excess cash flow generated from the underlying investments after payment of the contractual payments to debt holders and fund expenses. The current estimated yield is based on the current projections of this excess cash flow taking into account assumptions which have been made regarding expected prepayments, losses and future reinvestment rates. These assumptions are periodically reviewed and adjusted. Ultimately, the actual yield may be higher or lower than the estimated yield if actual results differ from those used for the assumptions.
(11)	Securities are exempt from registration under Rule 144A of the Securities Act of 1933. These securities represent a fair value of $59,503,776 and 8.1% of net assets as of June 30, 2016 and are considered restricted.
(12)	The investment has an unfunded commitment as of June 30, 2016. For further details see Note 11. Fair value includes an analysis of the unfunded commitment.
(13)	Represents securities in Level 2 in the ASC 820 table (see Note 4).
(14)	The interest rate on these loans is subject to a base rate plus 6M LIBOR, which at June 30, 2016 was 0.92%. As the interest rate is subject to a minimum LIBOR floor which was greater than the 6M LIBOR rate at June 30, 2016, the prevailing rate in effect at June 30, 2016 was the base rate plus the LIBOR floor.
(15)	Control Investments are defined by the Investment Company Act of 1940 (“1940 Act”) as investments in companies in which the Company owns more than 25% of the voting securities or maintains greater than 50% of the board representation.

1M	1 Month
3M	3 Month
6M	6 Month

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

June 30, 2016

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

On April 17, 2012, the Company successfully reached its minimum escrow requirement and officially commenced operations by issuing 1,108,033 shares of common stock to SIC Advisors for gross proceeds of $10,000,000. The Company’s offering period is currently scheduled to terminate on April 17, 2017, unless further extended. As of June 30, 2016, the Company has sold a total of 90,539,160 shares of common stock, which includes shares issued as part of the distribution reinvestment plan (see Note 13), for total proceeds of $921 million, which includes the shares sold to SIC Advisors. The proceeds from the issuance of common stock are presented in the Company’s consolidated statements of changes in net assets and consolidated statements of cash flows and are presented net of selling commissions and dealer manager fees.

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

The Company holds debt and preferred equity investments that contain a payment-in-kind (“PIK”) interest provision. PIK interest, which represents contractually deferred interest added to the investment balance that is generally due at maturity, is recorded on the accrual basis to the extent such amounts are expected to be collected. PIK interest is not accrued if the Company does not expect the issuer to be able to pay all principal and interest when due. For the three and six months ended June 30, 2016, the Company earned $1,913,901 and $3,486,531 in PIK interest, respectively. For the three and six months ended June 30, 2015, the Company earned $323,005 and $670,158 in PIK interest, respectively.

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

Management reviews all loans that become 90 days or more past due on principal and interest or when there is reasonable doubt that principal or interest will be collected for possible placement on management’s designation of non-accrual status. Accrued interest is generally reserved when a loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment regarding collectability. Non-accrual loans are restored to accrual status when past due principal and interest is paid and, in management’s judgment, are likely to remain current, although the Company may make exceptions to this general rule if the loan has sufficient collateral value and is in the process of collection. At June 30, 2016, four portfolio investments were on non-accrual status with a fair value of $22,569,995 or 2.40% of the fair value of the Company’s portfolio. At December 31, 2015, three portfolio investments were on non-accrual status with a fair value of $9,902,391 or 1.09% of the fair value of the Company’s portfolio.

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

Investments in investment funds are valued at fair value. Fair values are generally determined utilizing the net asset value (“NAV”) supplied by, or on behalf of, management of each investment fund, which is net of management and incentive fees or allocations charged by the investment fund and is in accordance with the “practical expedient”, as defined by ASC 820. NAV’s received by, or on behalf of, management of each investment fund are based on the fair value of the investment funds’ underlying investments in accordance with policies established by management of each investment fund, as described in each of their financial statements and offering memorandum.

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

The Company will be subject to a nondeductible U.S. federal excise tax of 4% on undistributed income if it does not distribute at least 98% of its ordinary income in any calendar year and 98.2% of its capital gain net income for each one-year period ending on October 31 of such calendar year. To the extent the Company determines that its estimated current year annual taxable income will be in excess of estimated current year dividend distributions for U.S. federal excise tax purposes, the Company accrues U.S. federal excise tax, if any, on estimated excess taxable income as taxable income is earned.

The Company’s Taxable Subsidiaries accrue income taxes payable based on the applicable corporate rates on the unrealized gains generated by the investments held by the Taxable Subsidiaries. As of June 30, 2016 and December 31, 2015, the Company recorded a deferred tax liability of $378,460 and $298,827, respectively, on the consolidated statements of assets and liabilities. The change in deferred tax liabilities is included as a component of net gain/(loss) on investments and total return swap in the consolidated statements of operations.

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

The Company accounts for income taxes in conformity with ASC Topic 740 — Income Taxes (“ASC 740”). ASC 740 provides guidelines for how uncertain tax positions should be recognized, measured, presented and disclosed in financial statements. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions deemed to meet the “more-likely-than-not” threshold would be recorded as a tax benefit or expense in the current period. The Company recognizes interest and penalties, if any, related to unrecognized tax benefits as income tax expense in the consolidated statements of operations. There were no interest or penalties due to material uncertain income tax positions at June 30, 2016 or 2015.

The following table reflects, for U.S. federal income tax purposes, the sources of the cash distributions that the Company has paid on its common stock during the six months ended June 30, 2016 and 2015:

	Six months ended June 30, 2016 (unaudited)		Six months ended June 30, 2015 (unaudited)
Source of Distribution	Distribution Amount	Percentage	Distribution Amount	Percentage
Return of capital from offering proceeds	$—	—%	$—	—%
Return of capital from borrowings	—	—	—	—
Ordinary income(1)	34,930,780	100.0	25,374,463	100.0
Net realized gain	—	—	—	—
Return of capital (other)	—	—	—	—

Distributions on a tax basis:	$34,930,780	100.0%	$25,374,463	100.0%

(1)	For the six months ended June 30, 2016 and 2015, if expense support payments of $10,703,502 and $3,935,012, respectively were not made by SIC Advisors pursuant to the Expense Support and Reimbursement Agreement (defined below), approximately 31% and 16% of the distributions, respectively, would have been characterized as returns of capital for GAAP purposes.

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

In May 2015, the FASB issued ASU 2015-07 Fair Value Measurements: Disclosures for Investments in Certain Entitles that Calculate Net Asset Value per Share (or its Equivalent). The pronouncement removes the requirement to categorize within the fair value hierarchy all investments for which fair value is measured using NAV per share practical expedient. The pronouncement also removes the requirement to make certain disclosures for all investments that are eligible to be measured at fair value using the net asset value per share practical expedient. Rather, those disclosures are limited to the investments for which the entity has not elected to measure the fair value using that practical expedient. For public business entities, the guidance becomes effective and will be applied retrospectively for fiscal years beginning after December 15, 2015 and interim periods within those years; however, early adoption is permitted. The Company elected to adopt the pronouncement, therefore the Company excluded all investments in affiliated entities fair valued using the practical expedient from the fair value hierarchy.

In April 2015, the FASB issued ASU 2015-03, Interest — Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-03”). ASU 2015-03 requires that the debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. For public business entities, the guidance is effective for annual and interim periods beginning after December 15, 2015. Prior to adoption, the Company recorded deferred debt issuance costs as deferred financing costs as an asset on the consolidated statements of assets and liabilities. Upon adoption, the Company reclassified all of these costs as unamortized debt issuance costs that reduce debt in the liabilities on the consolidated statements of assets and liabilities and retrospectively reclassified $3,239,404 million of deferred debt issuance costs that were previously presented as deferred financing costs as an asset as of December 31, 2015 (see Note 6).

Note 3. Investments

The following table shows the composition of the Company’s portfolio investments by industry classification at fair value at June 30, 2016:

	Fair Value	Percentage
Services: Business	$155,284,241	16.5%
Automotive	95,186,859	10.1%
Multi-Sector Holdings	83,783,933	8.9%
Hotel, Gaming & Leisure	72,918,014	7.7%
Aerospace & Defense	67,319,829	7.2%
Banking, Finance, Insurance & Real Estate	65,745,539	7.0%
Retail	60,019,194	6.4%
Construction & Building	42,094,168	4.5%
Healthcare & Pharmaceuticals	39,424,726	4.2%
Wholesale	33,134,750	3.5%
Telecommunications	30,591,800	3.2%
Media: Advertising, Printing & Publishing	29,275,335	3.1%
High Tech Industries	26,614,615	2.8%
Energy: Oil & Gas	26,032,314	2.8%
Capital Equipment	20,689,256	2.2%
Metals & Mining	19,693,999	2.1%
Media: Broadcasting & Subscription	16,534,663	1.8%
Media: Diversified & Production	14,932,081	1.6%
Chemicals, Plastics & Rubber	13,909,019	1.5%
Transportation: Cargo	11,990,637	1.3%
Beverage & Food	9,067,820	1.0%
Services: Consumer	6,161,280	0.6%

Total	$940,404,072	100.0%

The following table shows the composition of the Company’s portfolio investments by industry classification at fair value at December 31, 2015:

	Fair Value	Percentage
Services: Business	$158,521,476	17.5%
Automotive	88,543,148	9.8%
Hotel, Gaming & Leisure	75,913,663	8.4%
Banking, Finance, Insurance & Real Estate	67,384,528	7.4%
High Tech Industries	66,253,186	7.3%
Construction & Building	57,914,053	6.4%
Retail	57,645,912	6.3%
Aerospace & Defense	51,868,704	5.7%
Healthcare & Pharmaceuticals	46,118,747	5.1%
Multi-Sector Holdings	34,362,191	3.8%
Wholesale	33,495,926	3.7%
Telecommunications	30,687,067	3.4%
Energy: Oil & Gas	25,360,825	2.8%
Media: Advertising, Printing & Publishing	24,572,808	2.7%
Metals & Mining	19,383,182	2.1%
Media: Broadcasting & Subscription	16,358,521	1.8%
Capital Equipment	14,479,785	1.6%
Transportation: Cargo	11,993,622	1.3%
Beverage & Food	8,893,800	1.0%
Media: Diversified & Production	7,222,625	0.8%
Services: Consumer	6,348,660	0.7%
Chemicals, Plastics & Rubber	4,040,015	0.4%

Total	$907,362,444	100.0%

See Note 5 for industry classifications of the underlying TRS reference assets as of June 30, 2016 and December 31, 2015.

The following table summarizes the amortized cost and the fair value of the Company’s portfolio investments as of June 30, 2016:

	Amortized Cost	Percentage	Value	Percentage
Senior secured first lien term loans	$506,857,938	50.7	$475,846,803	50.6%
Senior secured second lien term loans	311,586,570	31.2	287,503,491	30.6
Senior secured first lien notes	75,936,590	7.6	72,208,989	7.7
Sierra Senior Loan Strategy JV I LLC	45,035,000	4.5	44,952,633	4.8
Subordinated Notes	38,474,623	3.8	38,831,300	4.1
Warrants/Equity	22,448,365	2.2	21,060,856	2.2

Total	$1,000,339,086	100.0%	$940,404,072	100.0%

The following table summarizes the amortized cost and the fair value of the Company’s portfolio investments as of December 31, 2015:

	Amortized Cost	Percentage	Value	Percentage
Senior secured first lien term loans	$538,120,165	56.1	$514,638,093	56.7%
Senior secured second lien term loans	300,961,738	31.3	278,645,462	30.7
Senior secured first lien notes	72,512,631	7.6	66,472,862	7.3
Sierra Senior Loan Strategy JV I LLC	34,272,500	3.6	34,362,191	3.8
Warrants/Equity	13,545,553	1.4	13,243,836	1.5

Total	$959,412,587	100.0%	$907,362,444	100.0%

The following table shows the composition of the Company’s portfolio investments by geography classification at fair value at June 30, 2016:

Geography	Fair Value	Percentage
United States	$901,758,135	95.9%
Cayman Islands	31,881,300	3.4
Canada	6,764,637	0.7

Total	$940,404,072	100.0%

The following table shows the composition of the Company’s portfolio investments by geography classification at fair value at December 31, 2015:

Geography	Fair Value	Percentage
United States	$900,652,429	99.3%
Canada	6,710,015	0.7

Total	$907,362,444	100.0%

During the six months ended June 30, 2016, the Company had investments in portfolio companies designated as controlled/affiliated investments under the 1940 Act. Transactions with control investments were as follows:

Name of Investment	Fair Value at December 31, 2015	Purchases (Sales) of/ Advances (Distributions) to Affiliates	Transfers In/(Out) of Affiliates	Net change in unrealized appreciation/ (depreciation)	Fair Value at June 30, 2016	Income Earned	Realized Gain/ (Loss)
Controlled/affiliated Investments
Nomida LLC, Equity(1)	$5,400,000	$—	$—	$—	$5,400,000	$—	$—
Nomida LLC, Senior secured first lien term loan(1)	$8,100,042	$—	$—	$14,700	$8,114,742	$413,999	$—
Sierra Senior Loan Strategy JV I LLC(2)	$34,362,191	$10,762,500	$—	$(172,058)	$44,952,633	$2,170,000	$—

Total	$47,862,233	$10,762,500	$—	$(157,358)	$58,467,375	$2,583,999	$—

(1)	Nomida LLC (“Nomida”) is a non-public real estate investment company formed by the Company to purchase and develop a residential property. The Company is the sole equity shareholder of Nomida and has provided 100% of the debt financing to the entity. The Company acts as Nomida’s sole member responsible for Nomida’s daily operations. In addition, the Chief Financial Officer and Secretary of the Company also serves as President of Nomida. The assets of Nomida are comprised of a residential development property in the city of Chicago, IL and the proceeds of the loan from the Company; the liabilities of Nomida consist of the loan payable to the Company.
(2)	The Company and Great American Life Insurance Company (“GALIC”) are the members of Sierra Senior Loan Strategy JV I LLC (“Sierra JV”), a joint venture formed as a Delaware limited liability company that is not consolidated by either member for financial reporting purposes. The members of Sierra JV make capital contributions as investments by Sierra JV are completed, and all portfolio and other material decisions regarding Sierra JV must be submitted to Sierra JV’s board of managers, which is comprised of an equal number of members appointed by each of the Company and GALIC. Approval of Sierra JV’s board of managers requires the unanimous approval of a quorum of the board of managers, with a quorum consisting of equal representation of members appointed by each of the Company and GALIC. Because management of Sierra JV is shared equally between the Company and GALIC, the Company does not have operational control over the Sierra JV for purposes of the 1940 Act or otherwise.

Purchases (sales) of/advances (distributions) to controlled affiliates are included in the purchases and sales presented on the consolidated statements of cash flows for the six months ended June 30, 2016. Transfers in/(out) of affiliates represents the fair value for the month an investment became or was removed as an affiliated investment. Income received from controlled affiliates is included in total investment income on the consolidated statements of operations for the six months ended June 30, 2016.

As of June 30, 2015 the Company had no Controlled Investments or Affiliated Investments.

In connection with certain of the Company’s investments, the Company receives warrants which are obtained for the objective of increasing the total investment returns and are not held for hedging purposes. For the six months ended June 30, 2016 and 2015, the total fair value of warrants were $9,513,257 and $2,539,626, respectively, and were included in investments at fair value on the consolidated statement of assets and liabilities. Total realized and change in unrealized gains (losses) related to warrants for the three and six months ended June 30, 2016 were $0 and $0, and $661,567 and $(768,876), respectively, and were recorded on the consolidated statement of operations in those accounts. Total realized and unrealized gains related to warrants for the three and six months ended June 30, 2015 were $0 and $157,008, and $0 and $572,203, respectively, and were recorded on the consolidated statement of operations in those accounts. The warrants are received in connection with individual investments and are not subject to master netting arrangements. During the three and six months ended June 30, 2016, the Company acquired warrants in 0 and 0 portfolio companies, respectively. During the three and six months ended June 30, 2015, the Company acquired warrants in 1 and 1 portfolio company, respectively.

As of June 30, 2016, the Company held loans it has made directly to 65 investee companies with aggregate principal amounts of $857.4 million. As of December 31, 2015, the Company held loans it has made directly to 66 investee companies with aggregate principal amounts of $835.8 million. During the three and six months ended June 30, 2016, the Company made 9 and 27 loans to investee companies, respectively, with aggregate principal amounts of $40.5 million and $129.8 million, respectively. During the three and six months ended June 30, 2015, the Company made 11 and 18 loans to investee companies, respectively, with aggregate principal amounts of $188.8 million and $269.7 million, respectively. The details of the Company’s loans have been disclosed on the consolidated schedule of investments as well as in Note 4.

In addition to the loans that the Company has provided, the Company has unfunded commitments to provide additional financings through undrawn term loans or revolving lines of credit. The details of such arrangements are disclosed in Note 11.

Sierra Senior Loan Strategy JV I LLC

On March 27, 2015, the Company and GALIC entered into a limited liability company operating agreement to co-manage Sierra JV. All portfolio and other material decisions regarding Sierra JV must be submitted to Sierra JV’s board of managers, which is comprised of four members, two of whom are selected by the Company and the other two are selected by GALIC. The Company has concluded that it does not operationally control Sierra JV. As the Company does not operationally control Sierra JV, it does not consolidate the operations of Sierra JV within the consolidated financial statements. As a practical expedient, the Company uses NAV to determine the value of its investment in Sierra JV; therefore, this investment has been presented as a reconciling item within the fair value hierarchy (see Note 4).

As of June 30, 2016, Sierra JV had total capital commitments of $100.0 million with the Company providing $87.5 million and GALIC providing $12.5 million. As of December 31, 2015, Sierra JV had total capital commitments of $100.0 million with the Company providing $87.5 million and GALIC providing $12.5 million. Approximately $51.5 million and $39.2 million was funded as of June 30, 2016 and December 31, 2015 relating to these commitments, of which $45.0 and $34.3 million were from the Company, respectively. The Company does not have the right to withdraw any of their respective capital commitment, unless in connection with a transfer of it membership interests. The Company may transfer full membership interests as long as it is approved by all members and transferred in a transaction exempt from the registration requirements of the Securities Act or applicable state securities laws.

On August 4, 2015, Sierra JV entered into a senior secured revolving credit facility (the “JV Facility”) led by Credit Suisse, AG with commitments of $100 million subject to leverage and borrowing base restrictions. On December 29, 2015, the JV Facility was amended and the total commitments were increased to $135,000,000. The JV Facility will bear interest at a rate of LIBOR (with no minimum) + 2.50% per annum. The revolving loan period ends on December 29, 2018 and the final maturity date is December 29, 2020. As of June 30, 2016 and December 31, 2015, there were $104.7 million and $52.7 million outstanding under the JV Facility, respectively.

As of June 30, 2016 and December 31, 2015, Sierra JV had investments at a fair value of $138.5 million and $88.2 million, respectively. As of June 30, 2016, Sierra JV’s portfolio was comprised of senior secured first lien loans to 31 different borrowers and none of the loans were on non-accrual status. As of December 31, 2015 Sierra JV’s portfolio was comprised of senior secured first lien loans to 17 different borrowers and none of the loans were on non-accrual status.

Below is a summary of Sierra JV’s portfolio, followed by a listing of the individual loans in Sierra JV’s portfolio as of June 30, 2016 and December 31, 2015:

	June 30, 2016	December 31, 2015
Senior secured loans(1)	$140,462,182	$89,192,602
Weighted average current interest rate on senior secured loans(2)	6.83%	6.85%
Number of borrowers in Sierra JV	31	17
Largest loan to a single borrower(1)	$8,049,375	$6,000,000
Total of five largest loans to borrowers(1)	$32,881,572	$29,889,852

(1)	At par value.
(2)	Computed as the (a) annual stated interest rate on accruing senior secured loans, divided by (b) total senior secured loans at principal amount.

As of June 30, 2016:

Company	Industry	Type of Investment	Coupon Rate	Maturity	Par Amount	Cost	Fair Value (1)	Unrealized Appreciation (Depreciation)
4Over, Inc.	Media: Advertising, Printing & Publishing	Senior Secured First Lien Term Loans(4)	LIBOR + 6.000%, 1.000% Floor	6/7/2022	$2,500,000	$2,500,000	$2,500,000	$0
AccentCare, Inc.	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loans(5)	LIBOR + 5.750%, 1.000% Floor	9/3/2021	4,641,250	4,600,956	4,608,808	7,852
APCO Holdings Inc.	Automotive	Senior Secured First Lien Term Loans(4)	LIBOR + 6.000%, 1.000% Floor	1/31/2022	4,968,750	4,829,702	4,819,687	(10,015)
Aperture Group, LLC	Banking, Finance, Insurance & Real Estate	Senior Secured First Lien Term Loans(4)	LIBOR + 6.250%, 1.000% Floor	8/29/2019	4,726,099	4,726,099	4,726,099	0
API Technologies Corp.	Aerospace & Defense	Senior Secured First Lien Term Loans(4)	LIBOR + 6.500%, 1.000% Floor	4/22/2022	6,000,000	5,883,085	5,880,000	(3,085)
Blount International, Inc.	Capital Equipment	Senior Secured First Lien Term Loans(4)	LIBOR + 6.250%, 1.000% Floor	4/12/2023	2,000,000	1,961,489	1,940,000	(21,489)
CP Opco, LLC	Services: Consumer	Senior Secured First Lien Term Loans(4)	LIBOR + 6.750%, 1.000% Floor	9/30/2020	5,000,000	4,975,008	4,801,500	(173,508)
CRGT Inc.	High Tech Industries	Senior Secured First Lien Term Loans(4)	LIBOR + 6.500%, 1.000% Floor	12/19/2020	4,810,127	4,799,900	4,773,570	(26,330)
Elite Comfort Solutions LLC	Chemicals, Plastics & Rubber	Senior Secured First Lien Term Loans(4)	LIBOR + 6.500%, 1.000% Floor	1/15/2021	8,049,375	8,049,375	8,049,375	0
eResearch Technology, Inc.	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loans(4)	LIBOR + 5.000%, 1.000% Floor	5/2/2023	1,250,000	1,237,762	1,237,500	(262)
HarborTouch Payments LLC	Banking, Finance, Insurance & Real Estate	Senior Secured First Lien Term Loans(4)	LIBOR + 6.000%, 1.000% Floor	5/31/2022	3,000,000	2,970,177	2,970,000	(177)
Imagine! Printing Solutions, Inc	Media: Advertising, Printing & Publishing	Senior Secured First Lien Term Loans(4)	LIBOR + 6.000%, 1.000% Floor	3/30/2022	3,241,875	3,195,131	3,193,247	(1,884)
IPS Corporation	Wholesale	Senior Secured First Lien Term Loans(4)	LIBOR + 6.250%, 1.000% Floor	2/5/2021	4,962,317	4,962,317	4,848,184	(114,133)

Company	Industry	Type of Investment	Coupon Rate	Maturity	Par Amount	Cost	Fair Value (1)	Unrealized Appreciation (Depreciation)
Keurig Green Mountain, LLC	Beverage, Food & Tobacco	Senior Secured First Lien Term Loans(4)	LIBOR + 4.500%, 0.750% Floor	3/3/2023	$5,443,333	$5,372,914	$5,425,479	$52,565
Kraton Polymers LLC	Chemicals, Plastics & Rubber	Senior Secured First Lien Term Loans(4)	LIBOR + 5.000%, 1.000% Floor	1/6/2022	5,000,000	4,811,030	4,806,250	(4,780)
Language Line, Inc.	Telecommunications	Senior Secured First Lien Term Loans(4)	LIBOR + 5.500%, 1.000% Floor	7/7/2021	5,499,174	5,511,542	5,489,826	(21,716)
MB Aerospace ACP Holdings Corp.	Aerospace and Defense	Senior Secured First Lien Term Loans(4)	LIBOR + 5.500%, 1.000% Floor	12/15/2022	6,967,494	6,902,327	6,893,291	(9,036)
Netsmart Technologies, Inc.	High Tech Industries	Senior Secured First Lien Term Loans(4)	LIBOR + 4.750%, 1.000% Floor	4/19/2023	3,000,000	2,970,168	2,992,500	22,332
New Media Holdings II LLC	Media: Advertising, Printing & Publishing	Senior Secured First Lien Term Loans(4)	LIBOR + 6.250%, 1.000% Floor	6/4/2020	5,939,703	5,915,478	5,830,412	(85,066)
Prime Security Services	Services: Consumer	Senior Secured First Lien Term Loans(4)	LIBOR + 3.750%, 1.000% Floor	5/2/2022	1,000,000	990,262	1,000,000	9,738
Quanex Building Products Corporation	Construction and Building	Senior Secured First Lien Term Loans(4)	LIBOR + 5.250%, 1.000% Floor	11/2/2022	5,485,000	5,463,854	5,437,170	(26,684)
Quorum Health Corp.	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loans(4)	LIBOR + 5.750%, 1.000% Floor	4/29/2022	4,987,500	4,890,102	4,859,371	(30,731)
Sirius Computer Solutions, Inc.	Wholesale	Senior Secured First Lien Term Loans(4)	LIBOR + 5.000%, 1.000% Floor	10/30/2022	3,943,820	3,872,015	3,861,749	(10,266)
Southwest Dealer Services, Inc.	Automotive	Senior Secured First Lien Term Loans(4)	LIBOR + 6.000%, 1.000% Floor	3/16/2020	4,747,089	4,747,089	4,659,268	(87,821)
Sundial Brands LLC	Consumer Goods - Non-Durable	Senior Secured First Lien Term Loans(4)	LIBOR + 6.250%, 1.000% Floor	10/19/2021	5,925,000	5,820,004	5,833,281	13,277
Survey Sampling International LLC	Services: Business	Senior Secured First Lien Term Loans(4)	LIBOR + 5.000%, 1.000% Floor	12/16/2021	2,992,422	2,963,897	2,962,497	(1,400)
TaxACT, Inc.	Banking, Finance, Insurance & Real Estate	Senior Secured First Lien Term Loans(4)	LIBOR + 6.000%, 1.000% Floor	1/3/2023	3,935,185	3,834,311	3,925,347	91,036
The Garretson Resolution Group, Inc.	Services: Business	Senior Secured First Lien Term Loans(4)	LIBOR + 6.500%, 1.000% Floor	5/22/2021	4,875,000	4,875,000	4,861,350	(13,650)
Valence Surface Technologies, Inc.	Aerospace and Defense	Senior Secured First Lien Term Loans(4)	LIBOR + 5.500%, 1.000% Floor	6/13/2019	4,871,794	4,833,993	4,697,385	(136,608)
Western Digital Corp.	High Tech Industries	Senior Secured First Lien Term Loans(4)	LIBOR + 5.500%, 0.750% Floor	4/29/2023	5,750,000	5,629,909	5,767,998	138,089
Z Gallerie LLC	Retail	Senior Secured First Lien Term Loans(4)	LIBOR + 6.500%, 1.000% Floor	10/8/2020	4,949,875	4,949,875	4,875,131	(74,744)

					140,462,182	$139,044,771	$138,526,275	$(518,496)

(1)	Represents the fair value in accordance with ASC Topic 820. The determination of such fair value is not included in the Company’s Board of Directors’ valuation process described elsewhere herein.
(2)	The interest rate on these loans is subject to a base rate plus 1M LIBOR, which at June 30, 2016 was 0.47%. As the interest rate is subject to a minimum LIBOR floor which was greater than the 1M LIBOR rate at June 30, 2016, the prevailing rate in effect at June 30, 2016 was the base rate plus the LIBOR floor.

(3)	The interest rate on these loans is subject to a base rate plus 2M LIBOR, which at June 30, 2016 was 0.55%. As the interest rate is subject to a minimum LIBOR floor which was greater than the 2M LIBOR rate at June 30, 2016, the prevailing rate in effect at June 30, 2016 was the base rate plus the LIBOR floor.
(4)	The interest rate on these loans is subject to a base rate plus 3M LIBOR, which at June 30, 2016 was 0.65%. As the interest rate is subject to a minimum LIBOR floor which was greater than the 3M LIBOR rate at June 30, 2016, the prevailing rate in effect at June 30, 2016 was the base rate plus the LIBOR floor.
(5)	The interest rate on these loans is subject to a base rate plus 6M LIBOR, which at June 30, 2016 was 0.92%. As the interest rate is subject to a minimum LIBOR floor which was greater than the 6M LIBOR rate at June 30, 2016, the prevailing rate in effect at June 30, 2016 was the base rate plus the LIBOR floor.

As of December 31, 2015:

Company	Industry	Type of Investment	Coupon Rate	Maturity	Par Amount	Cost	Fair Value(1)	Unrealized Appreciation (Depreciation)
AccentCare, Inc.	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loans(4)	LIBOR + 5.750%, 1.000% Floor	9/3/2021	4,700,000	4,655,267	4,653,000	(2,267)
Aperture Group, LLC	Banking, Finance, Insurance & Real Estate	Senior Secured First Lien Term Loans(2)	LIBOR + 6.250%, 1.000% Floor	8/29/2019	4,987,406	4,987,406	4,987,406	—
CP Opco, LLC	Services: Consumer	Senior Secured First Lien Term Loans(4)	LIBOR + 6.750%, 1.000% Floor	9/30/2020	5,000,000	4,972,077	5,000,000	27,923
CRGT Inc.	High Tech Industries	Senior Secured First Lien Term Loans(4)	LIBOR + 6.500%, 1.000% Floor	12/19/2020	4,936,709	4,925,042	4,913,861	(11,181)
GTCR Valor Companies, Inc.	High Tech Industries	Senior Secured First Lien Term Loans(4)	LIBOR + 5.000%, 1.000% Floor	5/30/2021	4,987,394	4,978,088	4,953,124	(24,964)
IPS Corporation	Wholesale	Senior Secured First Lien Term Loans(3)	LIBOR + 6.250%, 1.000% Floor	2/5/2021	4,974,878	4,974,878	4,799,514	(175,364)
LanguageLine Inc.	Telecommunications	Senior Secured First Lien Term Loans(4)	LIBOR + 5.500%, 1.000% Floor	7/7/2021	5,920,000	5,934,647	5,870,687	(63,960)
MB Aerospace ACP Holdings Corp.	Aerospace & Defense	Senior Secured First Lien Term Loans(4)	LIBOR + 5.500%, 1.000% Floor	12/15/2022	6,000,000	5,940,000	5,940,000	—
New Media Holdings II LLC	Media: Advertising, Printing & Publishing	Senior Secured First Lien Term Loans(4)	LIBOR + 6.250%, 1.000% Floor	6/4/2020	5,969,852	5,942,413	5,887,766	(54,647)
Physiotherapy Corporation	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loans(4)	LIBOR + 4.750%, 1.000% Floor	6/4/2021	4,987,500	4,987,500	4,981,324	(6,176)
Quanex Building Products Corporation	Construction & Building	Senior Secured First Lien Term Loans(2)	LIBOR + 5.250%, 1.000% Floor	11/2/2022	6,000,000	5,975,115	5,970,120	(4,995)
Sirius Computer Solutions, Inc.	Wholesale	Senior Secured First Lien Term Loans(2)	LIBOR + 5.000%, 1.000% Floor	10/30/2022	4,943,820	4,846,701	4,844,944	(1,757)
Southwest Dealer Services, Inc.	Automotive	Senior Secured First Lien Term Loans(2)	LIBOR + 6.000%, 1.000% Floor	3/16/2020	4,936,709	4,936,709	4,858,771	(77,938)
Sundial Brands LLC	Consumer Goods: Non-durable	Senior Secured First Lien Term Loans(4)	LIBOR + 6.250%, 1.000% Floor	10/19/2021	6,000,000	5,883,680	5,880,000	(3,680)
The Garretson Resolution Group, Inc.	Services: Business	Senior Secured First Lien Term Loans(2)	LIBOR + 6.500%, 1.000% Floor	5/22/2021	4,937,500	4,937,500	4,932,631	(4,869)
Valence Surface Technologies, Inc.	Aerospace & Defense	Senior Secured First Lien Term Loans(4)	LIBOR + 5.500%, 1.000% Floor	6/13/2019	4,935,897	4,891,126	4,760,652	(130,474)

Company	Industry	Type of Investment	Coupon Rate	Maturity	Par Amount	Cost	Fair Value(1)	Unrealized Appreciation (Depreciation)
Z Gallerie LLC	Retail	Senior Secured First Lien Term Loans(5)	LIBOR + 6.500%, 1.000% Floor	10/8/2020	4,974,937	4,974,937	4,931,131	(43,806)

					89,192,602	88,743,086	88,164,931	(578,155)

(1)	Represents the fair value in accordance with ASC 820. The determination of such fair value is not included in the Company’s Board of Directors’ valuation process described elsewhere herein.
(2)	The interest rate on these loans is subject to a base rate plus 1 Month (“1M”) LIBOR, which at December 31, 2015 was 0.43%. As the interest rate is subject to a minimum LIBOR floor which was greater than the 1M LIBOR rate at December 31, 2015, the prevailing rate in effect at December 31, 2015 was the base rate plus the LIBOR floor.
(3)	The interest rate on these loans is subject to a base rate plus 2 Month (“2M”) LIBOR, which at December 31, 2015 was 0.51%. As the interest rate is subject to a minimum LIBOR floor which was greater than the 2M LIBOR rate at December 31, 2015, the prevailing rate in effect at December 31, 2015 was the base rate plus the LIBOR floor.
(4)	The interest rate on these loans is subject to a base rate plus 3 Month (“3M”) LIBOR, which at December 31, 2015 was 0.61%. As the interest rate is subject to a minimum LIBOR floor which was greater than the 3M LIBOR rate at December 31, 2015, the prevailing rate in effect at December 31, 2015 was the base rate plus the LIBOR floor.
(5)	The interest rate on these loans is subject to a base rate plus 6 Month (“6M”) LIBOR, which at December 31, 2015 was 0.85%. As the interest rate is subject to a minimum LIBOR floor which was greater than the 6M LIBOR rate at December 31, 2015, the prevailing rate in effect at December 31, 2015 was the base rate plus the LIBOR floor.

Below is certain summarized financial Information for the Sierra JV as of June 30, 2016 and December 31, 2015 and for the six months ended June 30, 2016:

	As of June 30, 2016 (unaudited)	As of December 31, 2015
Selected Consolidated Statement of Assets and Liabilities Information:
Investments in loans at fair value (cost: $139,044,771 and $88,743,086, respectively)	$138,526,275	$88,164,931
Cash	16,218,552	12,185,795
Other assets	389,992	263,302
Deferred financing costs (net of amortization of $304,528 and $85,636, respectively)	1,485,386	1,704,278

Total assets	$156,620,205	$102,318,306

Payable for unsettled trades	$—	$9,912,697
Senior credit facility payable	104,711,000	52,691,000
Interest payable	285,551	144,637
Other liabilities	249,205	302,280

Total liabilities	$105,245,756	$63,050,614
Members’ equity	51,374,449	39,267,692

Total liabilities and net assets	$156,620,205	$102,318,306

Six months ended June 30, 2016 (unaudited)
Selected Consolidated Statement of Operations Information:
Total revenues	$4,223,445
Total expenses	2,088,359
Net unrealized appreciation	59,660
Net realized gain (loss)	92,014

Net income	$2,286,760

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

The following table presents the fair value measurements of the Company’s total investments, by major class according to the fair value hierarchy, as of June 30, 2016:

Type of Investment	Level 1	Level 2	Level 3	Total
Asset
Senior secured first lien term loans	$—	$—	$475,846,803	$475,846,803
Senior secured first lien notes	—	29,003,670	43,205,319	72,208,989
Senior secured second lien term loans	—	—	287,503,491	287,503,491
Subordinated Notes			38,831,300	38,831,300
Warrants/Equity	—	—	21,060,856	21,060,856
Money market fund	46,822,912	—	—	46,822,912

Total	$46,822,912	$29,003,670	$866,447,769	$942,274,351

Sierra Senior Loan Strategy JV I LLC				$44,952,633

Total Investments, at fair value				$987,226,984

Derivative Instrument-Long Exposure	Level 1	Level 2	Level 3	Total
Liability
Total return swap with Citibank, N.A.	$—	$—	$23,336,588	$23,336,588

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

The following table provides a reconciliation of the beginning and ending balances for total investments that use Level 3 inputs for the six months ended June 30, 2016 based off of fair value hierarchy at June 30, 2016:

	Senior Secured First Lien Notes	Senior Secured First Lien Term Loans	Senior Secured Second Lien Term Loans	Subordinated Notes	Warrants/ Equity	Total Return Swap	Total
Balance, December 31, 2015	$47,477,500	$514,638,092	$278,645,464	$—	$13,243,836	$(27,365,819)	$826,639,073
Purchases	—	41,754,616	21,288,750	38,831,300	8,574,874	—	110,449,540
Sales	1,130,197	(76,353,894)	(11,000,000)	(356,677)	—	—	(86,580,374)
Transfers in	1,786,890	—	—	—	—	—	1,786,890
Transfers out	(7,344,926)	—	—	—	—	—	(7,344,926)
Amortization of discount/(premium)	(5,235)	162,089	233,009	—	—	—	389,863
Paid-in-kind interest income	—	3,087,839	70,754	—	327,938	—	3,486,531
Net realized gains (losses)	30,303	87,124	32,317	—	—	—	149,744
Net change in unrealized appreciation/ (depreciation)	130,590	(7,529,063)	(1,766,803)	356,677	(1,085,792)	4,029,231	(5,865,160)

Balance, June 30, 2016	$43,205,319	$475,846,803	$287,503,491	$38,831,300	$21,060,856	$(23,336,588)	$843,111,181

Change in net unrealized appreciation (depreciation) in investments held as of June 30, 2016 (1)	$266,169	$(7,706,116)	$(3,192,138)	$356,677	$(1,085,793)	$4,029,231	$(7,331,970)

(1)	Amount is included in the related amount on investments and derivative instruments in the condensed consolidated statements of operations.

Transfers between levels of the fair value hierarchy are reported at the beginning of the reporting period in which they occur. During the six months ended June 30, 2016, the Company recorded $7,344,926 in transfers from Level 3 to Level 2 and $1,786,890 in transfers from Level 2 to Level 3 due to availability of market data and observable valuation inputs to support the valuation. During the six months ended June 30, 2016, the Company recorded no transfers between Level 1 and Level 2.

The following table provides a reconciliation of the beginning and ending balances for total investments that use Level 3 inputs for the six months ended June 30, 2015 based off of fair value hierarchy at June 30, 2015:

	Senior Secured First Lien Notes(1)	Senior Secured First Lien Term Loans	Senior Secured Second Lien Term Loans	Warrants/ Equity	Total Return Swap	Total
Balance, December 31, 2014	$43,912,887	$339,094,785	$217,951,068	$5,161,466	$(7,651,597)	$598,468,609
Purchases	24,000,000	263,489,713	62,820,421	514,195	—	350,824,329
Sales	(11,523,661)	(60,339,530)	(22,271,453)	—	—	(94,134,644)
Transfers in	—	—	—	—	—	—
Transfers out	(6,072,944)	—	(7,000,000)	—	—	(13,072,944)
Amortization of discount/(premium)	(8,804)	177,065	211,074	—	—	379,335
Paid-in-kind interest income	—	472,122	9,569	188,468	—	670,159
Net realized gains (losses)	(687,525)	102,742	222,179	—	—	(362,604)
Net change in unrealized appreciation/ (depreciation)	1,078,424	(3,260,308)	(1,890,894)	837,431	691,168	(2,544,179)

Balance, June 30, 2015	$50,698,377	$539,736,589	$250,051,964	$6,701,560	$(6,960,429)	$840,228,061

Change in net unrealized appreciation (depreciation) in investments held as of June 30, 2015 (2)	$1,098,249	$(3,301,366)	$(1,985,588)	$837,431	$691,168	$(2,660,106)

(1)	Includes Assets previously classified as Senior Secured Second Lien Notes.
(2)	Amount is included in the related amount on investments and derivative instruments in the condensed consolidated statements of operations.

Transfers between levels of the fair value hierarchy are reported at the beginning of the reporting period in which they occur. During the six months ended June 30, 2015, the Company recorded $13,072,944 in transfers from Level 3 to Level 2 due to an increase in observable inputs in market data and no other transfers between levels.

The following table presents the quantitative information about Level 3 fair value measurements of the Company’s total investments, as of June 30, 2016:

Company(1)	Fair Value	Valuation techniques(1)	Unobservable input(1)	Range (weighted average)
Senior Secured First Lien Term Loans	$405,446,360	Income Approach (DCF)	Market Yield	6.03% - 141.28% (10.38%)
Senior Secured First Lien Term Loans	6,823,221	Market Approach (Guideline Comparable)/Income Approach (DCF)	NTM Revenue Multiple, NTM EBITDA Multiple, Discount Rate	0.75x - 1.25x (1.00x)/ 5.00x - 6.00x (5.50x)/16.0% - 18.0% (17.0%)
Senior Secured First Lien Term Loans	6,850,054	Market Approach (Guideline Comparable)/Income Approach (DCF)	NTM Revenue Multiple, NTM EBITDA Multiple, RGU, Discount Rate	1.00x - 1.60x (1.30x)/7.00x - 8.00x (7.50x)/ $393.75 - $525.00 ($459.38)/13.0% - 15.0% (14.0%)
Senior Secured First Lien Term Loans	14,585,180	Market Approach (Guideline Comparable)/Income Approach (DCF)	NTM Revenue Multiple, Discount Rate	0.45x - 0.75x (0.60x)/17.5% - 22.5% (20.0%)
Senior Secured First Lien Term Loans	4,044,808	Market Approach (Guideline Comparable)/Income Approach (DCF)	LTM EBITDA	4.00x - 5.00x (4.50x)
Senior Secured First Lien Term Loans	3,312,582	Market Approach (Guideline Comparable)	NTM EBITDA Multiple, NTM Adjusted EBITDA Multiple	3.00x - 4.00x (3.50x)/3.00x - 4.00x (3.50x)
Senior Secured First Lien Term Loans	34,784,782	Recent Arms-length Transaction	Recent Arms-length Transaction	N/A
Senior Secured First Lien Notes	42,479,843	Income Approach (DCF)	Market Yield	7.37% - 11.60% (9.17%)
Senior Secured First Lien Notes	568,320	Market Approach (Guideline Comparable)	LTM EBITDA Multiple	$3.50x - $4.50x ($4.50x)
Senior Secured First Lien Notes	157,156	Enterprise Valuation Analysis	Estimated Liquidation Proceeds	$44.9M - $73.2M ($59.7M)
Senior Secured Second Lien Term Loans	253,328,650	Income Approach (DCF)	Market Yield	9.42% - 27.84% (10.44%)
Senior Secured Second Lien Term Loans	1,721,771	Market Approach (Guideline Comparable)	Run-Rate EBITDA Multiple, PV-10 Multiple	3.5x - 4.5x (4.0x)/0.20x - 0.40x (0.30x)
Senior Secured Second Lien Term Loans	—	Market Approach (Guideline Comparable)	LTM Revenue Multiple, LTM EBITDA Multiple	0.50x - 1.00x (0.75x)/6.00x - 7.00x (6.50x)
Senior Secured Second Lien Term Loans	10,996,425	Market Approach (Guideline Comparable)	LTM and NTM EBITDA Multiple	8.5x - 9.5x (9.0x)/8.0x - 9.0x (8.5x)
Senior Secured Second Lien Term Loans	21,456,645	Recent Arms-length Transaction	Recent Arms-length Transaction	N/A

Company(1)	Fair Value	Valuation techniques(1)	Unobservable input(1)	Range (weighted average)
Subordinated Notes	38,831,300	Recent Arms-length Transaction	Recent Arms-length Transaction	N/A
Equity/Warrants	—	Enterprise Valuation Analysis	Estimated Liquidation Proceeds	$44.9M - $73.2M ($59.7M)
Equity/Warrants	3,681,185	Income Approach (DCF)	Market Yield	11.60% - 11.60% (11.60%)
Equity/Warrants	489,750	Market Approach (Guideline Comparable)/Income rate Approach (DCF)	NTM Revenue Multiple, NTM EBITDA Multiple, RGU, Discount Rate	1.00x - 1.60x (1.30x)/7.00x - 8.00x (7.50x)/ $393.75 - $525.00 ($459.38)/13.0% - 15.0% (14.0%)
Equity/Warrants	853,866	Market Approach (Guideline Comparable)/Income Approach (DCF)	NTM EBITDA Multiple, Discount Rate, Precedent Transaction	7.00x - 8.00x (7.50x)/14.0% - 17.0% (15.5%)/ $136.63M - $136.63M ($136.63M)
Equity/Warrants	—	Market Approach (Guideline Comparable)/Income Approach (DCF)	NTM Revenue Multiple, NTM EBITDA Multiple, Discount Rate	0.75x -1.25x (1.00x)/5.00x -6.00x (5.50x)/ 16.0% - 18.0% (17.0%)
Equity/Warrants	—	Market Approach (Guideline Comparable)/Income Approach (DCF)	NTM Revenue Multiple, Discount Rate	0.45x - 0.75x (0.60x)/17.5% - 22.5% (20.0%)
Equity/Warrants	1,588,265	Market Approach (Guideline Comparable)	LTM EBITDA Multiple, NTM EBITDA Multiple	4.00x - 7.50x (6.22x)/4.50x - 7.00x (5.94x)
Equity/Warrants	14,447,790	Recent Arms-length Transaction	Recent Arms-length Transaction	N/A
Total Return Swap	(23,336,588)	Income Approach (DCF)	Market Yield	5.15% - 50.68% (9.91%)

Total	$843,111,365

(1)	Represents amounts used when the Company has determined that market participants would use such multiples when measuring the fair value of these investments.

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

Pursuant to the terms of the TRS Agreement, as amended and subject to conditions customary for transactions of this nature, Arbor may select a portfolio of loans with a maximum market value (determined at the time each such loan becomes subject to the TRS) of $300,000,000, which is also referred to as the maximum notional amount of the TRS. Arbor receives from Citibank a periodic payment on set dates that is based upon any coupons, both earned and accrued, generated by the loans underlying the TRS, subject to limitations described in the Amended TRS Agreement as well as any fees associated with the loans included in the portfolio. Arbor pays to Citibank interest at a rate equal to one-month LIBOR plus 1.65% per annum. In addition, upon the termination or repayment of any loan subject to the TRS, Arbor either receives from Citibank the appreciation in the value of such loan, or pays to Citibank any depreciation in the value of such loan.

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

Arbor is required to pay a minimum usage fee in connection with the TRS of 1.65% on the amount equal to 85% of the average daily unused portion of the maximum amount permitted under the TRS. Such minimum usage fee will not apply during the first 365 days and last 60 days of the term of the TRS. Arbor will also pay Citibank customary fees in connection with the establishment and maintenance of the TRS. During the three and six months ended June 30, 2016, Arbor paid $178,809 and $340,976, respectively, in minimum usage fees which is recorded on the consolidated statements of operations as net realized gain on total return swap. During the three and six months ended June 30, 2015, Arbor paid $431,430 and $201,963, respectively, in minimum usage fees which is recorded on the consolidated statements of operations as net realized gain on total return swap.

Arbor is required to initially cash collateralize a specified percentage of each loan (generally 25% to 35% of the market value of such loan) included under the TRS in accordance with margin requirements described in the Amended TRS Agreement. As of June 30, 2016 and December 31, 2015, Arbor has posted $79,010,146 and $77,029,970, respectively, in collateral to Citibank in relation to the TRS which is recorded on the consolidated statements of assets and liabilities as cash collateral on total return swap. Arbor may be required to post additional collateral from time to time as a result of a decline in the mark-to-market value of the portfolio of loans subject to the TRS. The obligations of Arbor under the Amended TRS Agreement are non-recourse to the Company and the Company’s exposure under the Amended TRS Agreement is limited to the value of the Company’s investment in Arbor, which generally equals the value of cash collateral provided by Arbor under the Amended TRS Agreement.

In connection with the TRS, Arbor has made customary representations and warranties and is required to comply with various covenants, reporting requirements and other customary requirements for similar transactions. In addition to customary events of default and termination events included in the form ISDA 2002 Master Agreement, the Amended TRS Agreement contains the following termination events: (a) a failure to satisfy the portfolio criteria for at least 30 days; (b) a failure to post initial cash collateral or additional collateral as required by the Amended TRS Agreement; (c) a default by Arbor or the Company with respect to indebtedness in an amount equal to or greater than the lesser of $10,000,000 and 2% of the Company’s NAV at such time; (d) a merger of Arbor or the Company meeting certain criteria; (e) the Company or Arbor amending their respective constituent documents to alter their investment strategy in a manner that has or could reasonably be expected to have a material adverse effect; and (f) SIC Advisors ceasing to be the investment manager of Arbor or to have authority to enter into transactions under the Amended TRS Agreement on behalf of Arbor, and not being replaced by an entity reasonably acceptable to Citibank. As of June 30, 2016 and December 31, 2015, the Company did not have any derivatives with contingent features in net liability positions; therefore, if a trigger event had occurred, no amount would have been required to be posted by the Company.

The Company’s maximum credit risk exposure as of June 30, 2016 and December 31, 2015 is $80,616,862 and $78,523,223, respectively, which is recorded on the consolidated statements of assets and liabilities as cash collateral on total return swap and receivable due on total return swap.

The Company’s receivable from Citibank, represents realized amounts from payments on underlying loans in the total return swap portfolio which as of June 30, 2016 and December 31, 2015 was $1,606,716 and $1,493,253, respectively, which is recorded on the consolidated statements of assets and liabilities as receivable due on total return swap. The Company does not offset collateral posted in relation to the TRS with any unrealized appreciation or depreciation outstanding in the consolidated statements of assets and liabilities as of June 30, 2016 or December 31, 2015.

Transactions in total return swap contracts during the three and six months ended June 30, 2016 resulted in $1,654,727 and $4,084,639 in realized gains/(losses) and $6,704,542 and $4,029,231 in unrealized appreciation/(depreciation), respectively, which is recorded on the consolidated statements of operations. Transactions in total return swap contracts during the three and six months ended June 30, 2015 resulted in $2,720,032 and $5,620,349 in realized gains/(losses) and $(2,115,849) and $691,168 in unrealized gains/(losses), respectively, which is recorded on the consolidated statements of operations.

The Company only held one derivative position as of June 30, 2016 and December 31, 2015, which is and was subject to a Master Agreements (“MA”). The following table represents the Company’s gross and net amounts after offset under the MA of the derivative assets and liabilities presented by derivative type net of the related collateral pledged by the Company as of June 30, 2016 and December 31, 2015:

	Gross Derivative Assets/(Liabilities) Subject to MA	Derivative Amount Available for Offset	Net Amount Presented in the Consolidated Statements of Assets and Liabilities	Cash Collateral Received	Net Amount of Derivative Assets/(Liabilities)
June 30, 2016
Total Return Swap(1)	$(23,336,588)	$—	$(23,336,588)	$—	$(23,336,588)
December 31, 2015
Total Return Swap(1)	$(27,365,819)	$—	$(27,365,819)	$—	$(27,365,819)

(1)

Cash was posted for initial margin requirements for the total return swap as of June 30, 2016 and December 31, 2015 and is reported on the consolidated statements of assets and liabilities as cash collateral on total return swap.

The following represents the volume of the Company’s derivative transactions during the three and six months ended June 30, 2016 and 2015:

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Average notional par amount of contracts	$213,604,209	$228,332,910	$212,568,530	$221,947,204

The following is a summary of the TRS reference assets as of June 30, 2016:

Company(1)	Industry	Type of Investment	Coupon Rate	Maturity	Par Amount	Initial Notional Cost (2)	Fair Value	Unrealized Appreciation (Depreciation)
American Beacon Advisors Inc	Banking, Finance, Insurance & Real Estate	Senior Secured First Lien Term loans(7)	LIBOR + 4.500%, 1.000% Floor	4/30/2022	$970,761	$965,907	$956,500	$(9,407)
Answers Corporation	High Tech Industries	Senior Secured First Lien Term loans(5)	LIBOR + 5.250%, 1.000% Floor	10/1/2021	14,812,500	14,294,063	8,665,313	(5,628,750)
ANVC Merger Corp.	Aerospace & Defense	Senior Secured First Lien Term loans(7)	LIBOR + 4.500%, 1.000% Floor	2/18/2021	4,715,964	4,668,804	4,326,897	(341,907)
AP Gaming I, LLC	Hotel, Gaming & Leisure	Senior Secured Second Lien Term loans(7)	LIBOR + 8.250%, 1.000% Floor	12/18/2020	10,699,833	10,493,336	10,017,718	(475,618)
Atkore International, Inc	Metals & Mining	Senior Secured Second Lien Term loans(7)	LIBOR + 6.750%, 1.000% Floor	10/9/2021	10,000,000	10,032,500	9,887,500	(145,000)
Bowlmor AMF Corporation	Services: Consumer	Senior Secured First Lien Term loans(7)	LIBOR + 6.250%, 1.000% Floor	9/18/2021	8,865,000	8,732,025	8,798,513	66,488
Cision US, Inc.	Media: Diversified & Production	Senior Secured First Lien Term loans(7)	LIBOR + 6.000%, 1.000% Floor	6/16/2023	5,000,000	4,800,000	4,746,900	(53,100)
CJ Holding Co.	Energy: Oil & Gas	Senior Secured First Lien Term loans(7)	LIBOR + 5.500%, 1.000% Floor	3/24/2020	2,970,000	2,554,200	2,019,600	(534,600)
CSP Technologies North America, Inc	Containers, Packaging & Glass	Senior Secured First Lien Term loans(7)	LIBOR + 6.000%, 1.000% Floor	1/29/2022	9,830,882	9,634,265	9,683,419	49,154
Collective Brands Finance Inc.	Retail	Senior Secured First Lien Term loans(7)	LIBOR + 4.000%, 1.000% Floor	3/11/2021	5,880,000	5,857,950	2,969,400	(2,888,550)
Encompass Digital Media, Inc	Media: Broadcasting & Subscription	Senior Secured First Lien Term loans(7)	LIBOR + 4.500%, 1.000% Floor	6/6/2021	4,912,500	4,887,938	4,786,642	(101,296)
Fieldwood Energy LLC	Energy: Oil & Gas	Senior Secured First Lien Term loans(5)	LIBOR + 7.000%, 1.000% Floor	8/31/2020	1,222,222	1,100,000	1,006,292	(93,708)
Fieldwood Energy LLC	Energy: Oil & Gas	Senior Secured Second Lien Term loans(5)	LIBOR + 7.125%, 1.250% Floor	9/30/2020	1,650,000	1,677,720	870,375	(807,345)
Fieldwood Energy LLC	Energy: Oil & Gas	Senior Secured Second Lien Term loans(8)	LIBOR + 7.125%, 1.250% Floor	9/30/2020	2,596,305	2,676,375	713,984	(1,962,391)
Genex Services, Inc.	Banking, Finance, Insurance & Real Estate	Senior Secured First Lien Term loans(5)	LIBOR + 4.250%, 1.000% Floor	5/28/2021	2,957,424	2,942,637	2,898,276	(44,361)
Hudson Products Holdings Inc	Capital Equipment	Senior Secured First Lien Term loans(7)	LIBOR + 4.000%, 1.000% Floor	3/15/2019	1,872,446	1,863,083	1,404,334	(458,749)
Iqor US Inc.	Services: Business	Senior Secured First Lien Term loans(7)	LIBOR + 5.000%, 1.000% Floor	4/1/2021	7,629,841	7,477,244	6,192,913	(1,284,331)
Isola USA	High Tech Industries	Senior Secured First Lien Term loans(7)	LIBOR + 8.250%, 1.000% Floor	11/29/2018	3,773,828	3,693,750	3,391,804	(301,946)
J.D. Power and Associates	Services: Consumer	Senior Secured First Lien Term loans(5)	LIBOR + 4.250%, 1.000% Floor	6/6/2023	2,000,000	1,990,000	1,993,760	3,760

Company(1)	Industry	Type of Investment	Coupon Rate	Maturity	Par Amount	Initial Notional Cost (2)	Fair Value	Unrealized Appreciation (Depreciation)
Language Line LLC	Telecommunications	Senior Secured First Lien Term loans(5)	LIBOR + 5.500%, 1.000% Floor	7/7/2021	3,071,239	3,040,527	3,063,561	23,034
Livingston International, Inc.	Transportation: Cargo	Senior Secured Second Lien Term loans(1)(4)(7)	LIBOR + 7.750%, 1.250% Floor	4/17/2020	1,954,783	1,969,443	1,863,924	(105,519)
Mohegan Tribal Gaming	Hotel, Gaming & Leisure	Senior Secured First Lien Term loans(7)	LIBOR + 4.500%, 1.000% Floor	11/19/2019	2,037,703	2,015,975	2,020,892	4,917
Multiplan, Inc.	Healthcare & Pharmaceuticals	Senior Secured First Lien Term loans(7)	LIBOR + 4.000%, 1.000% Floor	6/7/2023	7,000,000	6,965,000	7,015,750	50,750
Netsmart Technologies, Inc.	High Tech Industries	Senior Secured First Lien Term loans(5)	LIBOR + 4.750%, 1.000% Floor	4/19/2023	2,000,000	1,980,000	1,990,000	10,000
Nine West Holdings, Inc.	Consumer goods: Non-durable	Senior Secured First Lien Term loans(7)	LIBOR + 3.750%, 1.000% Floor	10/8/2019	5,895,000	5,880,263	3,189,195	(2,691,068)
Packaging Coordinators, Inc.	Containers, Packaging & Glass	Senior Secured First Lien Term loans(7)	LIBOR + 4.250%, 1.000% Floor	8/1/2021	4,925,000	4,875,750	4,912,688	36,938
Petco Animal Supplies, Inc.	Retail	Senior Secured First Lien Term loans(5)	LIBOR + 4.000%, 1.000% Floor	1/26/2023	9,975,000	9,775,500	9,910,861	135,361
Preferred Sands Holding Company, LLC	Construction & Building	Senior Secured First Lien Term loans(7)	LIBOR + 5.750%, 1.000% Floor	7/27/2020	6,895,000	6,826,050	4,137,000	(2,689,050)
Prime Security Services	Services: Consumer	Senior Secured First Lien Term loans(5)	LIBOR + 3.750%, 1.000% Floor	5/2/2022	1,250,000	1,237,500	1,251,563	14,063
Sungard Availability Services Capital Inc.	Services: Business	Senior Secured First Lien Term loans(5)	LIBOR + 5.000%, 1.000% Floor	3/31/2019	10,489,438	10,443,546	9,184,866	(1,258,680)
TaxACT Inc.	Banking, Finance, Insurance & Real Estate	Senior Secured First Lien Term loans(5)	LIBOR + 6.000%, 1.000% Floor	1/3/2023	4,666,667	4,540,000	4,643,333	103,333
Tensar Corp.	Capital Equipment	Senior Secured First Lien Term loans(8)	LIBOR + 4.750%, 1.000% Floor	7/9/2021	11,574,536	11,458,791	10,204,921	(1,253,870)
Travelclick, Inc	Services: Business	Senior Secured First Lien Term loans(5)	LIBOR + 4.500%, 1.250% Floor	5/12/2021	9,768,813	9,671,125	9,671,125	—
tronc Inc.	Media: Advertising, Printing & Publishing	Senior Secured First Lien Term loans(4)(5)	LIBOR + 4.750%, 1.000% Floor	8/4/2021	9,250,000	9,176,000	8,984,062	(191,938)
TTM Technologies Inc.	High Tech Industries	Senior Secured First Lien Term loans(4)(7)	LIBOR + 5.000%, 1.000% Floor	5/31/2021	3,541,655	3,417,697	3,506,238	88,541
US Shipping Partners LP	Transportation: Cargo	Senior Secured First Lien Term loans(7)	LIBOR + 4.250%, 1.000% Floor	6/26/2021	1,881,364	1,867,253	1,839,033	(28,220)
Western Digital Corporation	High Tech Industries	Senior Secured First Lien Term loans(5)	LIBOR + 5.500%, 0.750% Floor	4/29/2023	5,000,000	4,931,250	5,015,650	84,400
YP LLC	Media: Advertising, Printing & Publishing	Senior Secured First Lien Term loans(5)	LIBOR + 6.750%, 1.250% Floor	6/4/2018	3,130,435	3,153,913	3,102,887	(51,026)

Company(1)	Industry	Type of Investment	Coupon Rate	Maturity	Par Amount	Initial Notional Cost (2)	Fair Value	Unrealized Appreciation (Depreciation)
YRC Worldwide Inc.	Transportation: Cargo	Senior Secured First Lien Term loans(4)(5)	LIBOR + 7.000%, 1.000% Floor	2/13/2019	9,787,249	9,775,122	8,784,056	(991,066)

					$216,453,387	$213,342,502	$189,621,745	$(23,720,757)
Total accrued interest income, net of expenses								$384,169

Total unrealized depreciation on total return swap								($23,336,588)

(1)	All investments are domiciled in the United States except for Livingston International, Inc., which is domiciled in Canada.
(2)	Represents the initial amount of par of an investment in which the TRS is referenced.
(3)	The referenced asset or portion thereof is unsettled as of June 30, 2016.
(4)	The investment is not a qualifying asset under the 1940 Act, as amended.
(5)

The interest rate on these loans is subject to a base rate plus 1M LIBOR, which at June 30, 2016 was 0.47%. As the interest rate is subject to a minimum LIBOR floor which was greater than the 1M LIBOR rate at June 30, 2016, the prevailing rate in effect at June 30, 2016 was the base rate plus the LIBOR floor.

(6)

The interest rate on these loans is subject to a base rate plus 2M LIBOR, which at June 30, 2016 was 0.55%. As the interest rate is subject to a minimum LIBOR floor which was greater than the 2M LIBOR rate at June 30, 2016, the prevailing rate in effect at June 30, 2016 was the base rate plus the LIBOR floor.

(7)

The interest rate on these loans is subject to a base rate plus 3M LIBOR, which at June 30, 2016 was 0.65%. As the interest rate is subject to a minimum LIBOR floor which was greater than the 3M LIBOR rate at June 30, 2016, the prevailing rate in effect at June 30, 2016 was the base rate plus the LIBOR floor.

(8)

The interest rate on these loans is subject to a base rate plus 6M LIBOR, which at June 30, 2016 was 0.92%. As the interest rate is subject to a minimum LIBOR floor which was greater than the 6M LIBOR rate at June 30, 2016, the prevailing rate in effect at June 30, 2016 was the base rate plus the LIBOR floor.

The following is a summary of the TRS reference assets as of December 31, 2015:

Company(1)	Industry	Type of Investment	Coupon Rate	Maturity	Par Amount	Initial Notional Cost (2)	Fair Value	Unrealized Appreciation (Depreciation)
American Beacon Advisors Inc	Banking, Finance, Insurance & Real Estate	Senior Secured First Lien Term Loans(7)	LIBOR + 4.500%, 1.000% Floor	4/30/2022	$997,500	$992,513	$984,204	$(8,309)
Answers Corporation	High Tech Industries	Senior Secured First Lien Term Loans(5)	LIBOR + 5.250%, 1.000% Floor	10/1/2021	14,887,500	14,366,438	9,974,625	(4,391,813)
ANVC Merger Corp.	Aerospace & Defense	Senior Secured First Lien Term Loans(7)	LIBOR + 4.500%, 1.000% Floor	2/18/2021	4,740,086	4,692,685	4,597,883	(94,802)
AP Gaming I, LLC	Hotel, Gaming & Leisure	Senior Secured Second Lien Term Loans(7)	LIBOR + 8.250%, 1.000% Floor	12/20/2020	14,263,492	13,988,219	13,710,781	(277,438)
Asurion Corporation	Banking, Finance, Insurance & Real Estate	Senior Secured First Lien Term Loans(7)	LIBOR + 3.750%, 1.250% Floor	5/24/2019	4,724,269	4,723,681	4,415,727	(307,954)
Atkore International, Inc	Metals & Mining	Senior Secured Second Lien Term Loans(7)	LIBOR + 6.750%, 1.000% Floor	10/9/2021	10,000,000	10,032,500	8,700,000	(1,332,500)
Bowlmor AMF Corporation	Services: Consumer	Senior Secured First Lien Term Loans(7)	LIBOR + 6.250%, 1.000% Floor	9/18/2021	8,910,000	8,776,350	8,783,745	7,395
CJ Holding Co.	Energy: Oil & Gas	Senior Secured First Lien Term Loans(4)(5)	LIBOR + 5.500%, 1.000% Floor	3/24/2020	2,985,000	2,567,100	1,814,880	(752,220)
CSP Technologies North America, Inc	Containers, Packaging & Glass	Senior Secured First Lien Term Loans(7)	LIBOR + 6.000%, 1.000% Floor	1/29/2022	9,925,000	9,726,500	9,726,500	—

Company(1)	Industry	Type of Investment	Coupon Rate	Maturity	Par Amount	Initial Notional Cost (2)	Fair Value	Unrealized Appreciation (Depreciation)
Collective Brands Finance Inc.	Retail	Senior Secured First Lien Term Loans(7)	LIBOR + 4.000%, 1.000% Floor	3/11/2021	5,910,000	$5,887,838	$3,376,088	$(2,511,750)
Encompass Digital Media, Inc	Telecommunications	Senior Secured First Lien Term Loans(5)	LIBOR + 4.500%, 1.000% Floor	6/6/2021	4,937,500	4,912,813	4,814,063	(98,750)
Fieldwood Energy LLC	Energy: Oil & Gas	Senior Secured Second Lien Term Loans(8)	LIBOR + 7.125%, 1.250% Floor	9/30/2020	4,246,305	4,317,500	636,946	(3,680,554)
Genex Services, Inc.	Banking, Finance, Insurance & Real Estate	Senior Secured First Lien Term Loans(5)	LIBOR + 4.250%, 1.000% Floor	5/30/2021	2,972,475	2,957,612	2,915,492	(42,120)
Hudson Products Holdings Inc	Capital Equipment	Senior Secured First Lien Term Loans(7)	LIBOR + 4.000%, 1.000% Floor	3/15/2019	1,872,446	1,863,083	1,569,727	(293,356)
Iqor US Inc.	Services: Business	Senior Secured First Lien Term Loans(7)	LIBOR + 5.000%, 1.000% Floor	4/1/2021	7,668,571	7,515,200	6,045,365	(1,469,835)
Isola USA	High Tech Industries	Senior Secured First Lien Term Loans(7)	LIBOR + 8.250%, 1.000% Floor	11/29/2018	3,825,000	3,767,625	3,372,417	(395,208)
Language Line LLC	Telecommunications	Senior Secured First Lien Term Loans(7)	LIBOR + 5.500%, 1.000% Floor	7/7/2021	3,293,750	3,260,813	3,266,314	5,501
Livingston International, Inc.	Transportation: Cargo	Senior Secured Second Lien Term Loans(1)(4)(7)	LIBOR + 7.750%, 1.250% Floor	4/18/2020	1,954,783	1,969,443	1,804,239	(165,204)
Maxim Crane Works LP	Capital Equipment	Senior Secured Second Lien Term Loans(5)	LIBOR + 9.250%, 1.000% Floor	11/26/2018	6,500,000	6,590,000	6,370,000	(220,000)
Mohegan Tribal Gaming	Hotel, Gaming & Leisure	Senior Secured First Lien Term Loans(7)	LIBOR + 4.500%, 1.000% Floor	11/19/2019	6,937,197	6,805,555	6,771,189	(34,366)
Nine West Holdings, Inc.	Consumer goods: Non-durable	Senior Secured First Lien Term Loans(7)	LIBOR + 3.750%, 1.000% Floor	10/8/2019	5,925,000	5,910,188	4,094,175	(1,816,013)
Packaging Coordinators, Inc.	Containers, Packaging & Glass	Senior Secured First Lien Term Loans(7)	LIBOR + 4.250%, 1.000% Floor	8/1/2021	4,950,000	4,900,500	4,900,500	—
Preferred Sands Holding Company, LLC	Construction & Building	Senior Secured First Lien Term Loans(7)	LIBOR + 5.750%, 1.000% Floor	7/27/2020	6,930,000	6,860,700	3,205,125	(3,655,575)
Sungard Availability Services Capital Inc.	Services: Business	Senior Secured First Lien Term Loans(5)	LIBOR + 5.000%, 1.000% Floor	3/31/2019	10,592,195	10,545,854	9,149,008	(1,396,846)
Tensar Corp.	Capital Equipment	Senior Secured First Lien Term Loans(7)	LIBOR + 4.750%, 1.000% Floor	7/9/2021	11,880,000	11,761,200	10,083,150	(1,678,050)
Thomson Multimedia	Media: Advertising, Printing & Publishing	Senior Secured First Lien Term Loans(5)	LIBOR + 6.000%, 1.000% Floor	3/31/2020	8,771,899	8,879,253	8,530,672	(348,581)
TravelCLICK, Inc	Hotel, Gaming & Leisure	Senior Secured First Lien Term Loans(5)	LIBOR + 4.500%, 1.250% Floor	5/12/2021	9,817,247	9,719,074	9,424,557	(294,517)
Tribune Publishing Co.	Media: Advertising, Printing & Publishing	Senior Secured First Lien Term Loans(5)	LIBOR + 4.750%, 1.000% Floor	8/4/2021	9,500,000	9,424,000	8,704,375	(719,625)

Company(1)	Industry	Type of Investment	Coupon Rate	Maturity	Par Amount	Initial Notional Cost (2)	Fair Value	Unrealized Appreciation (Depreciation)
TTM Technologies Inc.	High Tech Industries	Senior Secured First Lien Term Loans(4)(7)	LIBOR + 5.000%, 1.000% Floor	5/7/2021	3,990,000	3,850,350	3,600,975	(249,375)
US Shipping Partners LP	Transportation: Cargo	Senior Secured First Lien Term Loans(7)	LIBOR + 4.250%, 1.000% Floor	4/26/2021	1,926,818	1,912,367	1,772,673	(139,694)
YP LLC	Media: Advertising, Printing & Publishing	Senior Secured First Lien Term Loans(5)	LIBOR + 6.750%, 1.250% Floor	6/4/2018	3,130,435	3,153,913	3,091,531	(62,382)
YRC Worldwide Inc.	Transportation: Cargo	Senior Secured First Lien Term Loans(4)(5)	LIBOR + 7.250%, 1.000% Floor	2/13/2019	9,837,311	9,825,123	8,525,703	(1,299,420)

					$208,801,779	$206,455,990	$178,732,629	$(27,723,361)
Total accrued interest income, net of expenses								$357,542

Total unrealized depreciation on total return swap								$(27,365,819)

(1)	All investments are domiciled in the United States except for Livingston International, Inc., which is domiciled in Canada.
(2)	Represents the initial amount of par of an investment in which the TRS is referenced.
(3)	The referenced asset or portion thereof is unsettled as of December 31, 2015.
(4)	The investment is not a qualifying asset under the Investment Company Act of 1940, as amended.
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

The ING Credit Facility allows for the Company, at its option, to borrow money at a rate of either (i) an alternate base rate plus 1.75% per annum or (ii) LIBOR plus 2.75% per annum. The interest rate margins are subject to certain step-downs upon the satisfaction of certain conditions described in the Revolving Credit Agreement. The alternate base rate will be the greatest of (i) the U.S. Prime Rate set forth in the Wall Street Journal, (ii) the federal funds effective rate plus 1/2 of 1%, and (iii) three month LIBOR plus 1%. As of June 30, 2016 and December 31, 2015, the commitment under the ING Credit Facility was $170,000,000 and $170,000,000, respectively, and the ING Credit Facility includes an accordion feature that allows for potential future expansion of the ING Credit Facility up to a total of $500,000,000. Availability of loans under the ING Credit Facility is linked to the valuation of the collateral pursuant to a borrowing base mechanism.

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

As of June 30, 2016 and December 31, 2015, the carrying amount of the Company’s borrowings under the ING Credit Facility approximated their fair value. The fair value of the Company’s debt obligation is determined in accordance with ASC 820, which defines fair value in terms of the price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The fair value of the Company’s borrowing under the ING Credit Facility is estimated based upon market interest rates of the Company’s borrowing or entities with similar credit risk, adjusted for nonperformance risk, if any. At June 30, 2016 and December 31, 2015, the ING Credit Facility would be deemed to be Level 3, as defined in Note 4.

As of June 30, 2016 and December 31, 2015, $762,721 and $1,061,595 of financing costs related to the ING Credit Facility have been capitalized and are being amortized over the respective terms, respectively. In accordance with ASU 2015-03, the financing costs related to the ING Credit Facility are reported on the Consolidated Statements of Assets and Liabilities as a direct deduction from the face amount of the revolving credit facility. For the three and six months ended June 30, 2016, the Company recorded $1,075,869 and $2,386,523, respectively, of interest and financing expenses related to the ING Credit Facility, of which $810,529 and $1,899,107, respectively, were attributable to interest, $97,223 and $151,042, respectively, were attributable to commitment fees and $168,117 and $336,374, respectively, were attributable to amortization of deferred financing costs. For the three and six months ended June 30, 2015, the Company recorded $1,017,828 and $1,988,612, respectively, of interest and financing expenses related to the ING Credit Facility, of which $766,430 and $1,457,993, respectively, were attributable to interest, $93,194 and $180,902, respectively, were attributable to commitment fees and $158,204 and $349,716, respectively, were attributable to amortization of deferred financing costs. As of June 30, 2016 and December 31, 2015, the Company’s outstanding borrowings under the ING Credit Facility were $120,000,000 and $145,000,000, respectively. For the three and six months ended June 30, 2016, the Company’s weighted average outstanding debt balance and interest rate on the ING Credit Facility was $93,076,923 and 3.5% and $110,247,253 and 3.6%, respectively. For the three and six months ended June 30, 2015, the Company’s weighted average outstanding debt balance and interest rate on the ING Credit Facility was $96,263,736 and 3.2% and $93,287,293 and 3.2%, respectively.

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

Pricing under the Alpine Credit Facility for each one month calculation period is based on LIBOR for an interest period of one month, plus a spread of 3.25% per annum. If LIBOR is unavailable, pricing will be determined at the prime rate offered by JPMorgan or the federal funds effective rate, plus a spread of 3.25% per annum. Interest is payable monthly in arrears. Since February 23, 2015, Alpine has been required to pay a commitment fee equal to .50% on the average daily unused amount of the financing commitments to the extent $150,000,000 has not been borrowed. Alpine also paid a set-up fee and incurred certain other customary costs and expenses in connection with obtaining the Alpine Credit Facility on July 23, 2014, and its first amendment which increased the aggregate principal amount from $150,000,000 to $300,000,000 on February 6, 2015.

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

As of June 30, 2016 and December 31, 2015, the carrying amount of the Company’s borrowings under the Alpine Credit Facility approximated the fair value of the Company’s debt obligation. The fair value of the Company’s debt obligation is determined in accordance with ASC 820, which defines fair value in terms of the price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The fair value of the Company’s borrowings under the Alpine Credit Facility is estimated based upon market interest rates of the Company’s borrowings or entities with similar credit risk, adjusted for nonperformance risk, if any. At June 30, 2016 and December 31, 2015, the Alpine Credit Facility would be deemed to be Level 3, as defined in Note 4.

As of June 30, 2016 and December 31, 2015, $1,887,384 and $2,177,809 of financing costs related to the Alpine Credit Facility have been capitalized and are being amortized over the respective terms. In accordance with ASU 2015-03, the financing costs related to the Alpine Credit Facility are reported on the Consolidated Statements of Assets and Liabilities as a direct deduction from the face amount of the revolving credit facility. For the three and six months ended June 30, 2016, the Company recorded $2,459,353 and $4,902,886, respectively, of interest and financing expenses related to the Alpine Credit Facility, of which $2,314,140 and $4,612,460, respectively, were attributable to interest and $145,213 and $290,426, respectively, were attributable to amortization of deferred financing costs. For the three and six months ended June 30, 2015, the Company recorded $1,439,781 and $2,579,825, respectively, of interest and financing expenses related to the Alpine Credit Facility, of which $1,265,467 and $2,318,826, respectively, were attributable to interest and $174,314 and $260,999, respectively, were attributable to amortization of deferred financing costs. As of June 30, 2016 and December 31, 2015, the Company’s outstanding borrowings under the Alpine Credit Facility were $240,000,000 and $240,000,000, respectively. For the three and six months ended June 30, 2016, the Company’s weighted average outstanding debt balance and interest rate on the Alpine Credit Facility was $240,000,000 and 3.9% and $240,000,000 and 3.8%, respectively. For the three and six months ended June 30, 2015, the Company’s weighted average outstanding debt balance and interest rate on the Alpine Credit Facility was $144,822,260 and 3.5% and $133,225,556 and 3.5%, respectively.

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

Base management fees for any partial quarter are appropriately prorated. For the three and six months ended June 30, 2016, the Company recorded an expense for base management fees of $4,952,577 and $9,750,206, respectively, of which $4,952,577 was payable at June 30, 2016. For the three and six months ended June 30, 2015, the Company recorded an expense for base management fees of $4,243,146 and $7,963,543, respectively, of which $4,243,147 was payable at June 30, 2015.

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

For the three and six months ended June 30, 2016, the Company recorded a Subordinated Incentive Fee on Income of $3,231,942 and $5,503,705, respectively. For the three and six months ended June 30, 2015, the Company recorded a Subordinated Incentive Fee on Income of $2,122,395 and $2,392,892, respectively. As of June 30, 2016 and December 31, 2015, the Company recorded an incentive fee on net income payable of $3,231,942 and $1,795,268, respectively.

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

For the three and six months ended June 30, 2016, the Company recorded a capital gains incentive fee of $0 and $0, respectively. For the three and six months ended June 30, 2015, the Company recorded a capital gains incentive fee of $0 and $0, respectively. As of June 30, 2016 and December 31, 2015, the Company recorded a capital gains incentive fee payable of $0 and $0, respectively.

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

As of February 2015, SIC Advisors had been fully reimbursed for all O&O Reimbursable Expenses incurred since inception, which totaled $5,602,303. For the three and six months ended June 30, 2016, SIC Advisors incurred O&O Reimbursable Expenses of $0 and $0, respectively. For the three and six months ended June 30, 2015, SIC Advisors did not incur any O&O Reimbursable Expenses. For the three and six months ended June 30, 2016, the Company reimbursed SIC Advisors $0 and $0, respectively. For the three and six months ended June 30, 2015, the Company reimbursed SIC Advisors $0 and $517,486, respectively. As of June 30, 2016 and December 31, 2015, $0 and $0 have been accrued related to O&O Expenses to be reimbursed to SIC Advisors and are reflected in the consolidated statements of assets and liabilities as a component of due to affiliate, respectively.

Administration Agreement

On April 5, 2012, the Company entered into an administration agreement (the “Administration Agreement”) with Medley Capital LLC, pursuant to which Medley Capital LLC furnishes the Company with administrative services necessary to conduct its day-to-day operations. On February 28, 2013, Medley Capital LLC entered into a Sub-Administration Agreement with State Street Bank Global Fund Accounting and Custody to perform certain financial, accounting, administrative and other services on behalf of the Company. On March 2, 2016, the Company’s board of directors approved the renewal of the Administration Agreement for an additional one-year term at an in-person meeting. Medley Capital LLC is reimbursed for administrative expenses it incurs on the Company’s behalf in performing its obligations. Such costs are reasonably allocated to the Company on the basis of assets, revenues, time records or other reasonable methods. The Company does not reimburse Medley Capital LLC for any services for which it receives a separate fee or for rent, depreciation, utilities, capital equipment or other administrative items allocated to a controlling person of Medley Capital LLC. For the three and six months ended June 30, 2016, the Company recorded expenses of $633,695 and $1,216,901, relating to administrator expenses, respectively. For the three and six months ended June 30, 2015, the Company recorded expenses of $538,692 and $1,094,441, relating to administrator expenses, respectively. As of June 30, 2016 and December 31, 2015, the Company had $633,696 and $517,930 in administrator expenses payable, respectively.

Expense Support and Reimbursement Agreement

On June 29, 2012, the Company entered into an Expense Support and Reimbursement Agreement (the “Expense Support Agreement”) with SIC Advisors. Pursuant to the Expense Support Agreement, SIC Advisors has agreed to reimburse the Company for operating expenses in an amount equal to the difference between distributions paid to the Company’s stockholders in each month, less the sum of the Company’s net investment income, the Company’s net realized capital gains and dividends paid to the Company from its portfolio companies (not included in net income and net realized capital gains) during such period (“Expense Support Reimbursement”). To the extent that no dividends or other distributions are paid to the Company’s stockholders in any given month, then the Expense Support Reimbursement for such month shall be equal to such amount necessary in order for available operating funds for the month to equal zero. The terms of the Expense Support

Agreement commenced as of the date that the Company’s registration statement was declared effective by the SEC. Most recently, the Company’s board of directors approved an extension of the period during which SIC Advisors may reimburse the Company for operating expenses under the Expense Support Agreement to September 30, 2016. Pursuant to the Expense Support Agreement, as amended, effective as of April 1, 2016, SIC Advisors may make expense support payments on a discretionary basis by making an election on the last day of each month to fund an expense support payment in an amount equal to the difference between the Company’s distributions paid to the Company’s stockholders during such month less the sum of the Company’s net investment income, the Company’s net realized capital gains and dividends paid to the Company from its portfolio companies (not included in net income and net realized capital gains) during such period.

Pursuant to the Expense Support Agreement, the Company has a conditional obligation to reimburse SIC Advisors for any amounts funded by SIC Advisors under the Expense Support Agreement if, and only to the extent that, during any fiscal quarter occurring within three years of the date on which SIC Advisors incurred a liability for such amount, the sum of the Company’s net investment income, the Company’s net realized capital gains and the amount of any dividends and other distributions paid to the Company from its portfolio companies, to the extent not included in net investment income or net realized capital gains, exceeds the distributions paid by the Company to stockholders. The purpose of the Expense Support Agreement is to cover distributions to stockholders so as to ensure that the distributions do not constitute a return of capital for GAAP purposes and to reduce operating expenses until the Company has raised sufficient capital to be able to absorb such expenses.

Pursuant to the Expense Support Agreement, the Company will reimburse SIC Advisors for expense support payments it previously made following any calendar quarter for which the Company received net investment income, net realized capital gains and dividends from its portfolio companies (not included in net income and net realized capital gains) in excess of the distributions paid to the Company’s stockholders during such calendar quarter (the “Excess Operating Funds”). Any such reimbursement will be made within three years of the date that the expense support payment obligation was incurred by SIC Advisors, subject to the conditions described below. The amount of the reimbursement during any calendar quarter will equal the lesser of (i) the Excess Operating Funds received during the quarter and (ii) the aggregate amount of all expense payments made by SIC Advisors that have not yet been reimbursed. In addition, the Company will only make reimbursement payments to the extent its current annualized “operating expense ratio” (as described in footnote 1 to the table below) is equal to or less than its operating expense ratio for the quarter during which the corresponding expense obligation was incurred and to the extent the annualized rate of its regular cash dividends to the Company’s stockholders for the month is equal to or greater than the annualized rate of the Company’s regular cash distributions to stockholders for the month during which the corresponding expense payment was incurred.

For the three and six months ended June 30, 2016, the Company recorded net Expense Support Reimbursements of $5,498,606 and $10,703,502, respectively, on the consolidated statements of operations. For the three and six months ended June 30, 2015, the Company recorded net Expense Support Reimbursements of $1,941,494 and $3,935,012, respectively, on the consolidated statements of operations. Repayments of amounts paid by SIC Advisors to the Company under the Expense Support Agreement will be accrued as they become probable and estimable. As of June 30, 2016 and December 31, 2015, the Company recorded $9,454,153 and $7,314,867, respectively, in its consolidated statements of assets and liabilities as due from affiliate relating to the Expense Support Agreement. The Company refers to Expense Support Reimbursements that are eligible for reimbursement to SIC Advisors by virtue of having satisfied the conditions described above as a “Crystalized Reimbursement.” As of June 30, 2016 and December 31, 2015, the Company recorded $135,784 and $2,461,300, respectively, of Crystalized Reimbursements, of which $0 and $1,765,768 was paid to the Company, and $0 and $695,533 was included in Due to Affiliate on the respective consolidated statements of assets and liabilities. As of June 30, 2016 and December 31, 2015 the total amounts eligible for reimbursement by the Company to SIC Advisors net of Crystalized Reimbursements was $27,527,627 and $16,824,125, respectively.

The following table provides information regarding liabilities incurred by SIC Advisors pursuant to the Expense Support Agreement as well as other information relating to the Company’s ability to reimburse SIC Advisors for such payments:

Quarter Ended	Amount of Expense Payment Obligation	Amount Repaid to SIC Advisors	Operating Expense Ratio (1)	Annualized Distribution Rate (2)	Eligible to be Repaid Through
June 30, 2012	$454,874	$454,874	6.13%	8.00%	June 30, 2015
September 30, 2012	437,303	437,303	4.05%	8.00%	September 30, 2015
December 31, 2012	573,733	573,733	3.91%	8.00%	December 31, 2015
March 31, 2013	685,404	685,404	1.71%	8.00%	March 31, 2016
June 30, 2013	732,425	732,425	1.00%	7.84%	June 30, 2016
September 30, 2013	1,262,848	1,078,500	0.83%	7.84%	September 30, 2016
December 31, 2013	1,258,575	—	0.45%	7.84%	December 31, 2016
March 31, 2014	1,313,470	—	0.45%	7.80%	March 31, 2017
June 30, 2014	2,143,066	—	0.38%	7.80%	June 30, 2017
September 30, 2014	1,717,593	123,025	0.38%	7.77%	September 30, 2017
December 31, 2014	1,585,471	—	0.47%	8.00%	December 31, 2017
March 31, 2015	1,993,518	—	0.43%	8.00%	March 31, 2018
June 30, 2015	2,148,462	—	0.31%	8.00%	June 30, 2018
September 30, 2015	627,752	—	0.32%	8.25%	September 30, 2018
December 31, 2015	3,974,895	—	0.40%	8.65%	December 31, 2018
March 31, 2016	5,204,896	—	0.37%	8.89%	March 31, 2019
June 30, 2016	5,498,606	—	0.29%	8.89%	June 30, 2019

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

Opportunities for co-investments may arise when SIC Advisors or an affiliated adviser becomes aware of investment opportunities that may be appropriate for the Company and other clients or affiliated funds. As a

BDC, the Company was substantially limited in its ability to co-invest in privately negotiated transactions with affiliated funds until it obtained an exemptive order from the SEC on November 25, 2013 (the “Exemptive Order”). The Exemptive Order permits the Company to participate in negotiated co-investment transactions with certain affiliates, each of whose investment adviser is Medley LLC, the parent company of SIC Advisors, or an investment adviser controlled by Medley LLC, in a manner consistent with its investment objective, strategies and restrictions, as well as regulatory requirements and other pertinent factors. Co-investment under the Exemptive Order is subject to certain conditions therein, including the condition that, in the case of each co-investment transaction, the Company’s board of directors determines that it would be advantageous for the Company to co-invest in a manner described in the Exemptive Order. Before receiving the Exemptive Order, the Company only participated in co-investments that were allowed under existing regulatory guidance, such as syndicated loan transactions where price was the only negotiated term, which limited the types of investments that the Company could make. Please see Note 4 to the consolidated schedule of investments as of June 30, 2016 and December 31, 2015 for disclosures regarding securities also held by affiliated funds.

Note 9. Directors Fees

Prior to April 1, 2015, the Company’s independent directors each received an annual retainer fee of $30,000 and further received a fee of $2,500 ($1,000 for telephonic attendance) for each regularly scheduled board meeting and a fee of $1,000 for each special board meeting and all committee meetings as well as reimbursement of reasonable and documented out-of-pocket expenses incurred in connection with attending each board or committee meeting. In addition, the chairman of the audit committee received an annual retainer of $10,000, while the chairman of any other committee received an annual retainer of $2,500. Effective April 1, 2015, the Company’s independent directors each receive an annual retainer of $50,000 and further receive a fee of $4,000 ($2,000 for telephonic attendance) for each regularly scheduled board meeting and a fee of $2,000 for each special board meeting and all committee meetings as well as reimbursement of reasonable and documented out-of-pocket expenses incurred in connection with attending each board or committee meeting. In addition, the chairman of the audit committee receives an annual retainer of $15,000, while the chairman of any other committee receives an annual retainer of $5,000. Effective January 21, 2016, the lead independent director receives an annual retainer of $10,000. For the three and six months ended June 30, 2016, the Company recorded directors’ fees expenses in General and Administrative expenses on the consolidated statement of operations of $66,500 and $151,972, respectively, of which $0 was payable at June 30, 2016. For the three and six months ended June 30, 2015, the Company recorded directors’ fees expenses in General and Administrative expenses on the consolidated statement of operations of $62,500 and $109,625, respectively, of which $0 was payable at December 31, 2015.

Note 10. Earnings Per Share

In accordance with the provisions of ASC Topic 260 — Earnings per Share, basic earnings per share is computed by dividing earnings available to common shareholders by the weighted average number of shares outstanding during the period. Other potentially dilutive common shares, and the related impact to earnings, are considered when calculating earnings per share on a diluted basis.

The following table sets forth the computation of the weighted average basic and diluted net increase in net assets per share from operations for the three and six months ended June 30:

	For the three months ended June 30,		For the six months ended June 30,
	2016	2015	2016	2015
Net increase/(decrease) in net assets from operations	$24,720,788	$11,569,366	$30,995,508	$23,567,246
Weighted average common shares outstanding	89,644,821	67,418,067	87,245,126	62,912,383
Earnings per common share-basic and diluted	$0.28	$0.17	$0.36	$0.37

Note 11. Commitments

As of June 30, 2016 and December 31, 2015 the Company had $14,471,578 and $14,170,243 of unfunded commitments under loan and financing agreements. These amounts are primarily composed of commitments for senior secured term loans, revolvers, and additional capital contributions for the Sierra JV. The unrealized gain or loss associated with unfunded commitments is recorded in the financial statements and reflected as an adjustment to the valuation of the related security in the Consolidated Schedule of Investments. The par amount of the unfunded commitments are not recognized by the Company until the commitment is funded.

	As of
	June 30, 2016	December 31, 2015
Alpha Media LLC	$—	$1,645,313
Black Angus Steakhouses LLC	4,129,464	3,571,429
DHISCO Electronic Distributions, Inc.	1,190,476	1,904,762
Elite Comfort Solutions LLC	2,499,294	—
First Boston Construction Holdings, LLC	527,344	2,636,719
Ship Supply Acquisition Corporation	—	3,048,780
Sierra Senior Loan Strategy JV I LLC	6,125,000	—
Software Paradigms International Group, LLC	—	1,363,240

Total	$14,471,578	$14,170,243

Note 12. Fee Income

Fee income consists of origination/fees, amendment fees, prepayment penalty, administrative agent fees, transaction break-up fee and other miscellaneous fees. Origination fees, prepayment fees, amendment fees, and other similar fees are non-recurring fee sources. Such fees are received on a transaction by transaction basis and do not constitute a regular stream of income. The following tables summarize the Company’s fee income for the three and six months ended June 30:

	For the three months ended June 30,		For the six months ended June 30,
	2016	2015	2016	2015
Origination fees	$103,135	$3,514,112	$905,357	$4,796,567
Prepayment fees	685,603	926,105	1,257,646	926,105
Amendment fees	501,062	513,525	501,062	548,958
Administrative agent fees	—	11,471	—	12,838
Other fees	8,741	55,217	29,688	63,036

Fee income	$1,298,541	$5,020,430	$2,693,753	$6,347,504

Note 13. Distributions and Share Repurchase Plan Distributions

Distributions to common stockholders are recorded on the ex-dividend date. The amount to be paid out as a distribution is determined by the Company’s board of directors.

The Company has adopted an “opt in” distribution reinvestment plan (“DRIP”) pursuant to which the Company’s common stockholders may elect to have the full amount of any cash distributions reinvested in additional shares of the Company’s common stock. As a result, if the Company declares a cash dividend or other distribution, each stockholder that has “opted in” to the Company’s reinvestment plan will have their distributions automatically reinvested in additional shares of the Company’s common stock rather than receiving cash distributions. Stockholders who receive distributions in the form of shares of common stock will be subject to the same federal, state and local tax consequences as if they received cash distributions. For the six months ended June 30, 2016, the Company distributed a total of $34,930,780, of which, $18,344,354 was in cash and $16,586,426 was in the form of common shares associated with the DRIP. For the six months ended June 30, 2015, the Company distributed a total of $25,374,463, of which, $13,283,301, was in cash and $12,091,162 was in the form of common shares associated with the DRIP.

The following table reflects the cash distributions per share that the Company declared or paid to its stockholders for the previous two years. Stockholders of record as of each respective record date were entitled to receive the distribution.

Record Date	Payment Date	Amount per share
January 15 and 30, 2015	January 30, 2015	0.03333
February 13 and 27, 2015	February 27, 2015	0.03333
March 13 and 31, 2015	March 31, 2015	0.03333
April 15 and 30, 2015	April 30, 2015	0.03333
May 15 and 29, 2015	May 29, 2015	0.03333
June 15 and 30, 2015	June 30, 2015	0.03333
July 15 and 31, 2015	July 31, 2015	0.03333
August 14 and 31, 2015	August 31, 2015	0.03333
September 15 and 30, 2015	September 30, 2015	0.03333
October 15 and 30, 2015	October 30, 2015	0.03333
November 13 and 30, 2015	November 30, 2015	0.03333
December 15 and 31, 2015	December 31, 2015	0.03333
January 15 and 29, 2016	January 29, 2016	0.03333
February 12 and 29, 2016	February 29, 2016	0.03333
March 15 and 31, 2016	March 31, 2016	0.03333
April 15 and 29, 2016	April 29, 2016	0.03333
May 13 and 31, 2016	May 31, 2016	0.03333
June 15 and 30, 2016	June 30, 2016	0.03333
July 15 and 29, 2016	July 29, 2016	0.03333
August 15 and 31, 2016	August 31, 2016	0.03333
September 15 and 30, 2016	September 30, 2016	0.03333

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

The following table reflects activity under the Company’s Share Repurchase Plan:

Offer Date	Quantity Offered	Price per Share	Repurchase Date	Repurchase Quantity
6/4/13	16,652	$9.18	—	—
8/8/13	32,627	$9.13	9/27/13	3,642
11/7/13	60,966	$9.14	12/19/13	5,826
3/12/14	120,816	$9.18	4/25/14	9,835
5/6/14	199,476	$9.20	6/13/14	17,777
8/5/14	294,068	$9.25	9/12/14	35,887
11/5/14	411,894	$9.22	12/24/14	411,894
3/4/15	535,571	$8.97	4/24/15	68,472
5/6/15	620,420	$8.98	6/24/15	90,916
8/5/15	727,654	$8.96	9/29/15	328,353
11/3/15	853,688	$8.56	12/23/15	285,559
3/2/16	959,436	$8.16	4/29/16	959,436
5/5/16	1,005,447	$8.04	6/30/16	855,215

In the event of the death or disability of a stockholder, the Company will repurchase the shares held by such stockholder at a price equal to the net asset value per share of our shares as disclosed in the periodic report we file with the SEC immediately following the date of the death or disability of such stockholder. During the three and six months ended June 30, 2016, the Company repurchased 989 and 989 shares, respectively, due to death. During the three and six months ended June 30, 2015, the Company repurchased 0 and 28,458 shares, respectively, shares due to death.

Note 14. Financial Highlights

The following is a schedule of financial highlights of the Company for six months ended June 30:

	2016	2015
Per Share Data:(1)
Net asset value at beginning of period	$8.16	$8.97
Net investment income/(loss)	0.35	0.33
Net realized gains/(losses) on investments and total return swap	0.05	0.08
Net unrealized appreciation/(depreciation) on investments and total return swap	(0.04)	(0.02)

Net increase/(decrease) in net assets	0.36	0.39
Distributions declared from net investment income(2)	(0.40)	(0.40)
Distributions from net realized capital gains	—	—

Total distributions to stockholders	(0.40)	(0.40)
Issuance of common stock above net asset value(3)	(0.01)	—
Net asset value at end of period	8.11	8.96
Total return based on net asset value(4)(5)	4.46%	4.41%
Portfolio turnover rate(6)	10.46%	9.36%
Shares outstanding at end of period	90,539,160	71,353,239
Net assets at end of period	734,704,769	639,024,134
Ratio/Supplemental Data (annualized):
Ratio of net expenses (including incentive fees) to average net assets(5)(9)	3.97%	5.79%
Ratio of net investment income/(loss) to average net assets(5)(9)	9.76%	7.04%
Ratio of incentive fees to average net assets (non-annualized)(9)	0.78%	0.80%
Supplemental Data (annualized):
Asset coverage ratio per unit(7)	$2,562	$2,328
Percentage of non-recurring fee income(8)	5.56%	16.54%
Ratio of net expenses (excluding incentive fees) to average net assets	3.19%	4.99%
Ratio of interest and financing related expenses to average net assets	1.90%	1.33%

(1)	The per share data was derived by using the weighted average shares outstanding during the six months ended June 30, 2016 and 2015, which were 87,245,126 and 62,912,383, respectively.
(2)	The per share data for distributions is the actual amount of paid distributions per share during the period.
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
(5)

Total returns, ratios of net investment income/(loss), and ratios of net expenses to average net assets for the six months ended June 30, 2016 and 2015, prior to the effect of the Expense Support and Reimbursement Agreement were as follows: total return: 2.94%, and 3.77%, respectively; ratio of net investment income/(loss): 6.77% and 6.56%, respectively; ratio of net expenses to average net assets: 7.09% and 6.30%, respectively.

(6)	Not annualized.
(7)

Asset coverage per unit is the ratio of the carrying value of the Company’s total consolidated assets for regulatory purposes, which includes the underlying fair value of net TRS, less all liabilities and indebtedness not represented by senior securities to the aggregate amount of Senior Securities representing indebtedness and the implied leverage on the TRS. Asset coverage per unit is expressed in terms of dollars per $1,000 of indebtedness. As of June 30, 2016 and 2015, the Company’s Asset Coverage Per Unit including unfunded commitments was $2,486 and $2,243, respectively.

(8)	Represents the impact of non-recurring fees over total investment income.
(9)

The ratios for the six months ended June 30, 2015, revised to include the effect of non-annualized incentive fees and organizational and offering costs, were as follows: ratio of net expenses to average net assets: 4.99%, ratio of net investment income/(loss) to average net assets: 7.88%, ratio of incentive fees to average net assets: 0.40%, and ratio of net expenses (excluding incentive fees) to average net assets: 4.55%.

Note 15. Subsequent Events

Management has evaluated subsequent events through the date of issuance of the consolidated financial statements included herein. There have been no subsequent events that occurred during such period that would require disclosure in this Form 10-Q or would be required to be recognized in the consolidated financial statements as of and for the six months ended June 30, 2016, except as disclosed below.

On July 12, 2016, the Company’s board of directors approved the Ninth Amendment to the Expense Support Agreement between the Company and SIC Advisors (the “Ninth Amendment”). Pursuant to the Ninth Amendment, the period during which SIC Advisors may reimburse the Company for operating expenses under the Expense Support Agreement has been extended to September 30, 2016 from June 30, 2016.

The Company issued common shares and received gross proceeds of approximately $10.9 million subsequent to June 30, 2016.

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

Such forward-looking statements may include statements preceded by, followed by or that otherwise include the words “trend,” “opportunity,” “pipeline,” “believe,” “comfortable,” “expect,” “anticipate,” “current,” “intention,” “estimate,” “position,” “assume,” “potential,” “outlook,” “continue,” “remain,” “maintain,” “sustain,” “seek,” “achieve,” and similar expressions, or future or conditional verbs such as “will,” “would,” “should,” “could,” “may,” or similar expressions. The forward-looking statements contained in this quarterly report involve risks and uncertainties. Our actual results could differ materially from those implied or expressed in the forward-looking statements for any reason, including due to the factors set forth as “Risk Factors” in this quarterly report on Form 10-Q and in Item 1A “Risk Factors” in Part 1 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2015.

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

Portfolio and Investment Activity

As of June 30, 2016, our investment portfolio consisted of investments in 94 portfolio companies with a fair value of $940.0 million, and was comprised of 50.6% Senior Secured first lien term loans, 31.2% Senior Secured second lien term loans, 7.6% Senior Secured first lien notes, 3.9% Subordinated notes, 4.5% Sierra Senior Loan Strategy JV I LLC and 2.2% warrants and equity.

As of December 31, 2015, our investment portfolio consisted of investments in 89 portfolio companies with a fair value of $907.4 million, and was comprised of 56.1% Senior Secured first lien term loans, 31.4% Senior Secured second lien term loans, 7.5% Senior Secured first lien notes, 3.6% Sierra Senior Loan Strategy JV I LLC and 1.4% warrants and equity.

As of June 30, 2016, our income-bearing investment portfolio, which represented 98.7% of our total portfolio, had a weighted average yield based upon the cost of our portfolio investments of approximately 9.3%, and 13.8% of our income-bearing portfolio bore interest based on fixed rates, and 86.2% of our income-bearing portfolio bore interest on floating rates, such as LIBOR.

As of December 31, 2015, our income-bearing investment portfolio, which represented 95.1% of our total portfolio, had a weighted average yield based upon the cost of our portfolio investments of approximately 9.4%, and 12.9% of our income-bearing portfolio bore interest based on fixed rates, and 87.1% of our income-bearing portfolio bore interest on floating rates, such as LIBOR.

During the quarter ended June 30, 2016, we invested $40.5 million of principal in directly originated transactions across 9 portfolio companies and $20.1 million of principal in syndicated transactions across 4 portfolio companies. As of June 30, 2016, the investment portfolio was comprised of $836.4 million of principal in directly originated transactions across 64 portfolio companies and $164.2 million of principal in syndicated transactions across 30 portfolio companies.

The following table summarizes the amortized cost and the fair value of our investment portfolio, not including cash and cash equivalents, as of June 30, 2016:

	Amortized Cost	Percentage	Value	Percentage
Senior secured first lien term loans	$504,970,984	50.6%	$475,846,803	50.6%
Senior secured second lien term loans	311,586,569	31.2	287,503,491	30.6
Senior secured first lien notes	75,936,589	7.6	72,208,989	7.7
Subordinated Notes	38,474,624	3.9	38,831,300	4.1
Sierra Senior Loan Strategy JV I LLC	45,035,000	4.5	44,952,632	4.8
Warrants/Equity	22,448,367	2.2	21,060,856	2.2

Total	$998,452,133	100.0%	$940,404,072	100.0%

The following table summarizes the amortized cost and the fair value of investments, not including cash and cash equivalents, as of December 31, 2015:

	Amortized Cost	Percentage	Value	Percentage
Senior secured first lien term loans	$538,120,165	56.1%	$514,638,093	56.7%
Senior secured second lien term loans	300,961,738	31.4	278,645,462	30.7
Senior secured first lien notes	72,512,631	7.5	66,472,862	7.3
Sierra Senior Loan Strategy JV I LLC	34,272,500	3.6	34,362,191	3.8
Warrants/Equity	13,545,553	1.4	13,243,836	1.5

Total	$959,412,587	100.0%	$907,362,444	100.0%

The weighted average current yield to maturity, including the yield of cash collateral on total return swap, based on fair value at June 30, 2016, was as follows:

	Percentage of Total Investments	Weighted Average Current Yield for Total Investments
Senior Secured First Lien Term Loans	46.7%	9.4%
Senior Secured First Lien Notes	7.1	11.7
Senior Secured Second Lien Term Loans	28.2	11.3
Subordinated Notes	3.8	17.2
Sierra Senior Loan Strategy JV I LLC	4.4	9.9
Equity/Warrants	9.8	13.0

Total	100.0%	10.8%

The following table shows the portfolio composition by industry grouping, including the TRS underlying loans, based on fair value at June 30, 2016:

	Investments at Fair Value(1)	Percentage of Total Portfolio(1)	Value of TRS Underlying Loans	Percentage of TRS Underlying Loans	Total Investments at Fair Value including the value of TRS Underlying Loans	Percentage of Total Portfolio Including the value of TRS Underlying Loans
Services: Business	$155,284,241	16.5%	$25,048,905	13.2%	$180,333,146	16.0%
Automotive	95,186,859	10.1%	—	0.0%	95,186,859	8.4%
Hotel, Gaming & Leisure	72,918,014	7.8%	12,038,610	6.3%	84,956,624	7.5%
Multi-Sector Holdings	83,783,933	8.9%	—	0.0%	83,783,933	7.4%
Banking, Finance, Insurance & Real Estate	65,745,539	7.0%	8,498,109	4.5%	74,243,648	6.6%
Retail	60,019,194	6.4%	12,880,261	6.8%	72,899,455	6.5%
Aerospace & Defense	67,319,829	7.2%	4,326,897	2.3%	71,646,726	6.3%
High Tech Industries	26,614,615	2.8%	22,569,004	11.9%	49,183,619	4.4%
Healthcare & Pharmaceuticals	39,424,726	4.2%	7,015,750	3.7%	46,440,476	4.1%
Construction & Building	42,094,168	4.5%	4,137,000	2.2%	46,231,168	4.1%
Media: Advertising, Printing & Publishing	29,275,335	3.1%	12,086,949	6.4%	41,362,284	3.7%
Telecommunications	30,591,800	3.3%	3,063,561	1.6%	33,655,361	3.0%
Wholesale	33,134,750	3.5%	—	0.0%	33,134,750	2.9%
Capital Equipment	20,689,256	2.2%	11,609,255	6.1%	32,298,511	2.9%
Energy: Oil & Gas	26,032,314	2.8%	4,610,251	2.4%	30,642,565	2.7%
Metals & Mining	19,693,999	2.1%	9,887,500	5.2%	29,581,499	2.6%
Transportation: Cargo	11,990,637	1.3%	12,487,014	6.6%	24,477,651	2.2%
Media: Broadcasting & Subscription	16,534,663	1.8%	4,786,642	2.5%	21,321,305	1.9%
Media: Diversified & Production	14,932,081	1.6%	4,746,900	2.5%	19,678,981	1.7%
Service: Consumer	6,161,280	0.7%	12,043,835	6.4%	18,205,115	1.6%
Containers, Packaging & Glass	—	0.0%	14,596,107	7.7%	14,596,107	1.3%
Chemicals, Plastics & Rubber	13,909,019	1.5%	—	0.0%	13,909,019	1.2%
Beverage & Food	9,067,820	1.0%	—	0.0%	9,067,820	0.8%
Consumer goods: Non-durable	—	0.0%	3,189,195	1.7%	3,189,195	0.3%

Total	$940,404,072	100.0%	$189,621,745	100.0%	$1,130,025,817	100.0%

(1)	Does not include TRS underlying loans

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

The following table shows the distribution of our investment portfolio, not including cash and cash equivalents, on the 1 to 5 investment performance rating scale at fair value as of:

	June 30, 2016		December 31, 2015
Investment Performance Rating	Investments at Fair Value	Percentage	Investments at Fair Value	Percentage
1	$109,936,041	11.7%	$20,205,473	2.2%
2	702,674,865	74.7	839,707,875	92.6
3	116,559,293	12.4	43,643,216	4.8
4	6,759,698	0.7	144,856	0.0
5	4,474,175	0.5	3,661,024	0.4

Total	$940,404,072	100.0%	$907,362,444	100.0%

Results of Operations

Operating results for the three and six months ended June 30, 2016 and 2015 are as follows:

	For the three months ended June 30		For the six months ended June 30
	2016	2015	2016	2015
Total investment income	$24,797,049	$22,300,447	$48,023,554	$38,307,266
Total expenses, net	8,637,338	10,188,515	17,342,139	17,296,007
Net investment income/(loss)	16,159,711	12,111,932	30,681,415	21,011,259
Net realized gain/(loss) from investments	1,749,516	3,132,468	4,249,366	5,287,120
Net unrealized gain/(loss) on investments and total return swap	6,818,609	(3,390,185)	(3,855,640)	(2,446,284)
Change in Provision for deferred taxes on unrealized gain on investments	(7,048)	(284,849)	(79,633)	(284,849)

Net increase/(decrease) in net assets resulting from operations	$24,720,788	$11,569,366	$30,995,508	$23,567,246

Investment Income

For the three months ended June 30, 2016, investment income totaled $24,797,049, of which $23,484,180 was attributable to portfolio interest, $1,298,541 was attributable to other fee income and $14,328 to interest from cash and cash equivalents. For the three months ended June 30, 2015, investment income totaled $22,300,447, of which $16,956,876 was attributable to portfolio interest, $5,020,430 was attributable to other fee income, $323,500 was attributable to PIK interest and $136 was attributable to interest from cash and cash equivalents.

For the six months ended June 30, 2016, investment income totaled $48,023,554, of which $45,308,131 was attributable to portfolio interest, $2,693,753 was attributable to other fee income and $21,670 was attributable to interest from cash and cash equivalents. For the six months ended June 30, 2015, investment income totaled $38,307,266, of which $31,289,217 was attributable to portfolio interest, $6,347,504 was attributable to other fee income, $670,158 to PIK interest and $387 was attributable to interest from cash and cash equivalents.

Operating Expenses

Operating expenses for the three and six months ended June 30, 2016 and 2015, respectively, were as follows:

	For the three months ended June 30		For the six months ended June 30
	2016	2015	2016	2015
Base management fees	$4,952,577	$4,243,146	$9,750,206	$7,963,543
Organizational and offering costs reimbursed to an affiliate	—	—	—	443,687
Interest and financing expenses	3,221,892	2,125,092	6,662,609	3,957,723
General and administrative expenses	1,185,743	801,786	2,675,706	2,137,101
Offering costs	607,761	1,674,904	1,370,690	2,067,657
Professional fees	302,334	623,994	865,554	1,173,975
Administrator Expenses	633,695	538,692	1,216,901	1,094,441
Incentive fees	3,231,942	2,122,395	5,503,705	2,392,892

Expenses before expense reimbursement	$14,135,944	$12,130,009	$28,045,641	$21,231,019

Expense Support and Reimbursement Agreement

On June 29, 2012, the Company entered into an Expense Support and Reimbursement Agreement with SIC Advisors (the “Expense Support Agreement”). Pursuant to the Expense Support Agreement, SIC Advisors has agreed to reimburse the Company for operating expenses in an amount equal to the difference between distributions paid to the Company’s stockholders in each month, less the sum of the Company’s net investment income, the Company’s net realized capital gains and dividends paid to the Company from its portfolio companies, not included in net income and net realized capital gains, during such period (“Expense Support Reimbursement”). To the extent that no dividends or other distributions are paid to the Company’s stockholders in any given month, then the Expense Support Reimbursement for such month shall be equal to such amount necessary in order for available operating funds for the month to equal zero. The terms of the Expense Support Agreement commenced as of the date that the Company’s registration statement was declared effective by the SEC and continued monthly thereafter until December 31, 2012. Most recently, the Company’s board of directors approved an extension of the period during which SIC Advisors may reimburse the Company for operating expenses under the Expense Support Agreement to September 30, 2016. Pursuant to the Expense Support Agreement, as amended, effective as of April 1, 2016, SIC Advisors may make expense support payments on a discretionary basis by making an election on the last day of each month to fund an expense support payment in an amount equal to the difference between the Company’s distributions paid to the Company’s stockholders during such month less the sum of the Company’s net investment income, the Company’s net realized capital gains and dividends paid to the Company from its portfolio companies, not included in net income and net realized capital gains during such period.

Pursuant to the Expense Support Agreement, the Company has a conditional obligation to reimburse SIC Advisors for any amounts funded by SIC Advisors under the Expense Support Agreement if (and only to the extent that), during any fiscal quarter occurring within three years of the date on which SIC Advisors incurred a liability for such amount, the sum of the Company’s net investment income, the Company’s net realized capital gains and the amount of any dividends and other distributions paid to the Company from its portfolio companies (to the extent not included in net investment income or net realized capital gains) exceeds the distributions paid by the Company to stockholders. The purpose of the Expense Support Agreement is to cover distributions to stockholders so as to ensure that the distributions do not constitute a return of capital for GAAP purposes and to reduce operating expenses until the Company has raised sufficient capital to be able to absorb such expenses.

Pursuant to the Expense Support Agreement, the Company will reimburse SIC Advisors for expense support payments it previously made following any calendar quarter for which the Company received net investment income, net realized capital gains and dividends from its portfolio companies (not included in net income and net realized capital gains) in excess of the distributions paid to the Company’s stockholders during such calendar quarter (the “Excess Operating Funds”). Any such reimbursement will be made within three years of the date that the expense support payment obligation was incurred by SIC Advisors, subject to the conditions described below. The amount of the reimbursement during any calendar quarter will equal the lesser of (i) the Excess Operating Funds received during the quarter and (ii) the aggregate amount of all expense payments made by SIC Advisors that have not yet been reimbursed. In addition, the Company will only make reimbursement payments to the extent its current annualized “operating expense ratio” (as described in footnote 1 to the table below) is equal to or less than its operating expense ratio for the quarter during which the corresponding expense obligation was incurred and to the extent the annualized rate of its regular cash dividends to the Company’s stockholders for the month is equal to or greater than the annualized rate of the Company’s regular cash distributions to stockholders for the month during which the corresponding expense payment was incurred.

As of June 30, 2016, we recorded $9,454,153 in our consolidated statement of assets and liabilities as due from affiliate relating to the Expense Support and Reimbursement Agreement. For the three and six months ended June 30, 2016 total expense reimbursements from SIC Advisors pursuant to the Expense Support and Reimbursement Agreement were $5,498,606 and $10,703,502, respectively. Net expenses after taking into account the expense reimbursement from SIC Advisors, were $8,637,338 and $17,342,139. Expense reimbursements to SIC Advisors will be accrued as they become probable and estimable.

Net Realized Gains/Losses from Investments

We measure realized gains or losses by the difference between the net proceeds from the disposition and the amortized cost basis of an investment, without regard to unrealized gains or losses previously recognized.

During the three and six months ended June 30, 2016, we recognized $1,749,516 and $4,249,366 in net realized gains on total investments. During the three and six months ended June 30, 2015, we recognized $3,132,468 and 5,287,120 in net realized gains on total investments.

Net Unrealized Appreciation/Depreciation on Investments

Net change in unrealized appreciation on investments reflects the net change in the fair value of our total investments. For the three and six months ended June 30, 2016 we had unrealized appreciation of $6,818,609 and unrealized depreciation of $3,855,640 on total investments. For the three and six months ended June 30, 2015, we had unrealized depreciation of $3,390,185 and $2,446,284 on total investments.

Changes in Net Assets from Operations

For the three months and six months ended June 30, 2016, we recorded a net increase in net assets resulting from operations of $24,720,788 and $ 30,995,508, respectively, versus a net increase in net assets resulting from operations of $11,569,366 and $23,567,246 for the three and six months ended June 30, 2015. Based on

87,245,126 and 62,912,383 weighted average common shares outstanding for the six months ended June 30, 2016 and 2015, respectively, our per share net increase in net assets resulting from operations was $0.28 for the six months ended June 30, 2016 versus a per share net increase in net assets from operations of $0.36 for the six months ended June 30, 2015.

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

As of June 30, 2016 and 2015, we had $116.4 million and $24.2 million respectively, in cash and cash equivalents. In the future, we may generate cash from future offerings of securities, future borrowings and cash flows from operations, including interest earned from the temporary investment of cash in U.S. government securities and other high-quality debt investments that mature in one year or less. Our primary use of funds is investments in our targeted asset classes, cash distributions to our stockholders, and other general corporate purposes.

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

On November 24, 2014 the Company entered into Amendment No. 3 to the Revolving Credit Agreement, or the Amended Revolving Facility, with certain lenders a party thereto and ING Capital LLC, as administrative agent. The Amended Revolving Facility modifies certain provisions of the Company’s existing Revolving Credit Agreement. The Amended Revolving Facility was amended to, among other things, increase the maximum amount of the accordion feature which permits subsequent increases in commitments under the Amended Revolving Facility to $500 million. Borrowings under the Amended Revolving Facility are subject to, among other things, a minimum borrowing/collateral base and substantially all of the Company’s assets are pledged as collateral under the Amended Revolving Facility. As of June 30, 2016, our borrowings under the ING Facility totaled $120,000,000 and were recorded as part of revolving credit facility payable on our consolidated statements of assets and liabilities.

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

Borrowings under the Alpine Credit Facility are subject to compliance with a net asset value coverage ratio with respect to the current value of Alpine’s portfolio and various eligibility criteria must be satisfied with respect to the initial acquisition of each loan in Alpine’s portfolio. Any amounts borrowed under the Alpine Credit Facility will mature, and all accrued and unpaid interest thereunder will be due and payable, on July 23, 2019. As of June 30, 2016, Alpine’s borrowings under the Alpine Credit Facility totaled $240,000,000 and were recorded as part of revolving credit facility payable on our consolidated statements of assets and liabilities.

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

Our derivative asset from Citibank, net of amounts available for offset under a master netting agreement as of June 30, 2016 was $1,606,716, which is recorded on the consolidated statements of assets and liabilities as receivable due on total return swap.

Transactions in total return swap contracts during the three months ended June 30, 2016 were $1.7 million in realized gains and $6.7 million in unrealized gains, which is recorded on the consolidated statements of operations.

For the three months ended June 30, 2016, the average notional par amount of total return swap contracts was $213.6 million.

On March 27, 2015, Sierra Income Corporation and Great American Life Insurance Company (“GALIC”) entered into a limited liability company operating agreement to co-manage Sierra Senior Loan Strategy JV I LLC (“Sierra JV”). Sierra Income Corporation and GALIC have committed to provide $100 million of equity to Sierra JV, with Sierra Income Corporation providing $87.5 million and GALIC providing $12.5 million. Sierra JV commenced operations on July 15, 2015. On August 4, 2015, Sierra JV entered into a senior secured revolving credit facility (the “JV Facility”) led by Credit Suisse, AG with initial commitments of $100 million. On December 29, 2015, the Credit Facility was amended and the commitment increased to $135,000,000. As of June 30, 2016, there was $104.7 million outstanding under the JV Facility and the Sierra JV had total assets at fair value of $138.5 million. As of June 30, 2016, Sierra JV’s portfolio was comprised of senior secured first lien loans to 31 different borrowers with no loans on non-accrual status.

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

Subject to our board of directors’ discretion and applicable legal restrictions, we expect to authorize and pay monthly distributions to our stockholders. Any distributions to our stockholders will be declared out of assets legally available for distribution. We expect to continue making monthly distributions unless our results of operations, our general financial condition, general economic conditions, or other factors prohibit us from doing so. From time to time, but not less than quarterly, we will review our accounts to determine whether distributions to our stockholders are appropriate. We have not established limits on the amount of funds we may use from available sources to make distributions. We expect that for a significant time after the commencement of our offering, a portion of our distributions may result from expense support payments made by SIC Advisors that may be subject to repayment by us within three years. The purpose of this arrangement is to cover distributions to stockholders so as to ensure that the distributions do not constitute a return of capital for GAAP purposes. We may still have distributions which could be characterized as a return of capital. Such distributions are not based on our investment performance and can only be sustained if we achieve positive investment performance in future periods and/or SIC Advisors continues to make Expense Support Payments under the Expense Support Agreement. Any future reimbursements to SIC Advisors will reduce the distributions that may otherwise be available for distribution to stockholders. There can be no assurance that we will achieve the performance necessary to sustain our distributions or that we will be able to pay distributions at all. SIC Advisors has no obligation to make Expense Support Payments pursuant to the Expense Support Agreement after September 30, 2016, unless the Expense Support Agreement is extended. For the three and six months ended June 30, 2016 if net Expense Support Payments of $5,498,606 and $10,703,502 were not made by SIC Advisors, approximately 31% and 31% of the distributions would have been a return of capital for GAAP purposes, respectively.

Our distributions may exceed our earnings, which we refer to as a return of capital, especially during the period before we have invested substantially all of the proceeds of our offering. As a result, a portion of the distributions we make may represent a return of capital. Our use of the term “return of capital” merely means distributions in excess of our earnings and as such may constitute a return on your individual investments and does not mean a return on capital. Therefore stockholders are advised that they should be aware of the differences with our use of the term “return of capital” and “return on capital.”

The following table reflects the cash distributions per share that the Company declared or paid to its stockholders for the previous two years. Stockholders of record as of each respective record date were entitled to receive the distribution.

Record Date	Payment Date	Amount per share
January 15 and 30, 2015	January 30, 2015	0.03333
February 13 and 27, 2015	February 27, 2015	0.03333
March 13 and 31, 2015	March 31, 2015	0.03333
April 15 and 30, 2015	April 30, 2015	0.03333
May 15 and 29, 2015	May 29, 2015	0.03333
June 15 and 30, 2015	June 30, 2015	0.03333
July 15 and 31, 2015	July 31, 2015	0.03333
August 14 and 31, 2015	August 31, 2015	0.03333
September 15 and 30, 2015	September 30, 2015	0.03333
October 15 and 30, 2015	October 30, 2015	0.03333
November 13 and 30, 2015	November 30, 2015	0.03333
December 15 and 31, 2015	December 31, 2015	0.03333
January 15 and 29, 2016	January 29, 2016	0.03333
February 12 and 29, 2016	February 29, 2016	0.03333
March 15 and 31, 2016	March 31, 2016	0.03333
April 15 and 29, 2016	April 29, 2016	0.03333
May 13 and 31, 2016	May 31, 2016	0.03333
June 15 and 30, 2016	June 30, 2016	0.03333
July 15 and 29, 2016	July 29, 2016	0.03333
August 15 and 31, 2016	August 31, 2016	0.03333
September 15 and 30, 2016	September 30, 2016	0.03333

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

Based on our Consolidated Statement of Assets and Liabilities as of June 30, 2016, the following table shows the approximate increase (decrease) in components of net assets resulting from operations of hypothetical base rate changes in interest rates, assuming no changes in our investment and capital structure:

Basis point increase	Interest Income	Interest Expense	Net Increase (Decrease)
100	$5,120,905	$3,600,000	$1,520,905
200	13,480,804	7,200,000	6,280,804
300	22,033,050	10,800,000	11,233,050
400	30,585,296	14,400,000	16,185,296
500	39,137,541	18,000,000	21,137,541

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

Change In Internal Control Over Financial Reporting

No change occurred in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the three months ended June 30, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II — Other Information

Item 1:	Legal Proceedings.

We are not currently subject to any legal proceedings, nor, to our knowledge, are any legal proceedings threatened against us or our subsidiaries.

Item 1A:	Risk Factors.

In addition to other information set forth in this report, you should carefully consider the “Risk Factors” discussed in our annual report on Form 10-K for the fiscal year ended December 31, 2015, filed with the SEC on March 8, 2016, which could materially affect our business, financial condition and/or operating results. There have been no material changes during the six months ended June 30, 2016 to the risk factors discussed in “Item 1A. Risk Factors” of our annual report on Form 10-K. Additional risks or uncertainties not currently known to us or that we currently deem to be immaterial also may materially affect our business, financial condition and/or operating results.

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

The table below provides information concerning our repurchases of shares of our common stock during the quarter ended June 30, 2016 pursuant to our share repurchase program:

Period	Total Number of Shares (or Units) Purchased	Average Price per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
April 1, 2016 through June 30, 2016	1,815,640	$8.10	1,814,651	(1)
Total	1,815,640	$8.10	1,814,651	(1)

(1)	A description of the maximum number of shares that may be purchased under our share repurchase program is included in the narrative preceding this table.

Item 3:	Defaults Upon Senior Securities.

None.

Item 4:	Mine Safety Disclosures.

None.

Item 5:	Other Information.

None.

Item 6:	Exhibits.

EXHIBIT INDEX

Number	Description

3.1	Articles of Incorporation of the Registrant(1)

3.2	Articles of Amendment of the Registrant(1)

3.3	Articles of Amendment and Restatement of the Registrant(2)

3.4	Second Articles of Amendment and Restatement of the Registrant(3)

3.5	Form of Articles Supplementary Electing to be Subject to Subtitle 8 of the Maryland General Corporation Law(4)

3.6	Form of Bylaws of the Registrant(1)

11	Computation of Per Share Earnings (included in Note 10 to the consolidated financial statements contained in this report).

31.1	Certification by Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification by Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

*	Filed herewith.
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

Dated: August 5, 2016	Sierra Income Corporation.

	By	/s/ Seth Taube
Seth Taube Chief Executive Officer (Principal Executive Officer)

Dated: August 5, 2016	By	/s/ Richard T. Allorto, Jr.
Richard T. Allorto, Jr. Chief Financial Officer (Principal Accounting and Financial Officer)