Form 10-Q
period 2016-09-30
Sierra Income Corp
filed 2016-11-08
CIK 1523526

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2016

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

As of November 7, 2016, the Registrant had 94,588,000 shares of common stock, $0.001 par value, outstanding.

Sierra Income Corporation

Consolidated Statements of Assets and Liabilities

	As of
	September 30, 2016	December 31, 2015
	(unaudited)
ASSETS
Investments at fair value
Non-controlled/non-affiliated investments (amortized cost of $923,584,111 and $911,640,087, respectively)	$875,646,553	$859,500,211
Controlled/affiliated investments (amortized cost of $67,722,500 and $47,772,500, respectively)	66,087,377	47,862,233

Total investments at fair value	941,733,930	907,362,444
Cash and cash equivalents	125,543,962	93,658,142
Cash collateral on total return swap (Note 5)	79,010,146	77,029,970
Due from affiliate (Note 7)	9,433,037	7,314,867
Interest receivable from non-controlled/non-affiliated investments	7,095,299	7,354,828
Receivable for Company shares sold	1,619,744	—
Unsettled trades receivable	1,198,539	270,936
Prepaid expenses and other assets	222,679	121,098
Interest receivable from controlled/affiliated investments	71,999	101,250
Receivable due on total return swap (Note 5)	—	1,493,253

Total assets	$1,165,929,335	$1,094,706,788

LIABILITIES
Revolving credit facilities payable (net of deferred financing costs of $4,676,389 and $3,239,404, respectively) (Note 6)	$370,323,611	$381,760,596
Unrealized depreciation on total return swap (Note 5)	18,177,374	27,365,819
Base management fee payable (Note 7)	5,040,490	4,686,096
Unsettled trades payable	2,720,000	—
Incentive fees (Note 7)	2,372,355	1,795,268
Accounts payable and accrued expenses	2,093,504	2,181,149
Interest payable	949,780	1,281,471
Administrator fees payable	780,165	517,930
Due to affiliate (Note 7)	135,784	695,533
Deferred tax liability	206,332	298,827

Total liabilities	$402,799,395	$420,582,689

Commitments (Note 11)

NET ASSETS
Common shares, par value $0.001 per share, 250,000,000 common shares authorized, 93,716,607 and 82,623,649 common shares issued and outstanding, respectively	$93,717	$82,624
Capital in excess of par value	823,122,666	732,493,115
Accumulated undistributed (distribution in excess of) net realized gain/(loss) from investments and total return swap	(6,221,496)	(1,797)
Accumulated undistributed net investment income	14,004,840	21,178,346
Net unrealized appreciation/(depreciation) on investments and total return swap, net of provision for taxes of $119,732 and $212,227, respectively	(67,869,787)	(79,628,189)

Total net assets	763,129,940	674,124,099

Total liabilities and net assets	$1,165,929,335	$1,094,706,788

NET ASSET VALUE PER COMMON SHARE	$8.14	$8.16

See accompanying notes to the consolidated financial statements.

Sierra Income Corporation

Consolidated Statements of Operations

	For the three months ended September 30,		For the nine months ended September 30,
	2016	2015	2016	2015
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
INVESTMENT INCOME
Interest from investments
Non-controlled/non-affiliated investments:
Cash	$20,819,609	$20,684,669	$60,057,210	$51,973,886
Payment-in-kind	236,353	511,922	3,722,884	1,182,080
Controlled/affiliated investments:
Cash	1,602,501	—	4,186,500	—

Total interest income	22,658,463	21,196,591	67,966,594	53,155,966
Fee income (Note 12)	2,464,034	2,282,521	5,157,787	8,630,025
Interest from cash	26,164	234	47,834	621

Total investment income	25,148,661	23,479,346	73,172,215	61,786,612

EXPENSES
Base management fee	5,040,490	4,584,654	14,790,696	12,548,197
Interest and financing expenses	3,433,081	2,929,780	10,095,690	6,887,503
Incentive fee	2,372,355	246,192	7,876,060	2,639,084
General and administrative expenses	1,655,295	1,167,136	4,331,001	3,304,237
Offering costs	703,075	1,116,233	2,074,035	3,183,890
Administrator expenses	780,166	531,497	1,997,067	1,625,938
Professional fees	943,864	463,816	1,809,418	1,637,791
Organizational and offering costs reimbursed to Affiliate	—	—	—	443,687

Total expenses	14,928,326	11,039,308	42,973,967	32,270,327
Net expense support reimbursement (Note 7)	(5,389,627)	931,048	(16,093,129)	(3,003,964)

Net expenses	9,538,699	11,970,356	26,880,838	29,266,363

NET INVESTMENT INCOME	15,609,962	11,508,990	46,291,377	32,520,249

Net realized gain/(loss) from non-controlled/non-affiliated investments	(11,230,075)	47,457	(11,065,348)	(285,772)
Net realized gain on total return swap (Note 5)	761,010	3,607,072	4,845,649	9,227,421
Net change in unrealized appreciation/(depreciation) on non-controlled/non-affiliated investments	11,929,831	(19,791,028)	4,202,318	(22,928,480)
Net change in unrealized appreciation/(depreciation) on controlled/affiliated investments	(1,567,498)	(402,200)	(1,724,856)	(402,200)
Net change in unrealized appreciation/(depreciation) on total return swap (Note 5)	5,159,214	(11,757,134)	9,188,445	(11,065,966)
Change in provision for deferred taxes on unrealized gain/(loss) on investments	172,128	288,115	92,495	3,266

Net gain/(loss) on investments and total return swap	5,224,610	(28,007,718)	5,538,703	(25,451,731)

NET INCREASE/(DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS	$20,834,572	$(16,498,728)	$51,830,080	$7,068,518

WEIGHTED AVERAGE — BASIC AND DILUTED EARNINGS/(LOSS) PER COMMON SHARE	$0.23	$(0.22)	$0.58	$0.11
WEIGHTED AVERAGE — BASIC AND DILUTED NET INVESTMENT INCOME PER COMMON SHARE	$0.17	$0.15	$0.52	$0.48
WEIGHTED AVERAGE COMMON STOCK OUTSTANDING — BASIC AND DILUTED (Note 10)	92,516,572	75,354,820	89,015,100	67,105,439
DISTRIBUTIONS DECLARED PER COMMON SHARE	$0.20	$0.20	$0.60	$0.60

See accompanying notes to the consolidated financial statements.

Sierra Income Corporation

Consolidated Statements of Changes in Net Assets

	For the nine months ended September 30,
	2016	2015
	(unaudited)	(unaudited)
INCREASE/(DECREASE) FROM OPERATIONS
Net investment income	$46,291,377	$32,520,249
Net realized loss on investments	(11,065,348)	(285,772)
Net realized gain on total return swap (Note 5)	4,845,649	9,227,421
Net change in unrealized appreciation/(depreciation) on investments	2,477,462	(23,330,680)
Net change in unrealized appreciation/(depreciation) on total return swap (Note 5)	9,188,445	(11,065,966)
Change in provision for deferred taxes on unrealized gain/(loss) on investments	92,495	3,266

Net increase in net assets resulting from operations	51,830,080	7,068,518

SHAREHOLDER DISTRIBUTIONS
Distributions from net investment income (Note 2)	(53,464,883)	(40,537,983)

Net decrease in net assets from shareholder distributions	(53,464,883)	(40,537,983)

COMMON SHARE TRANSACTIONS
Issuance of common shares, net of underwriting costs	88,652,295	204,603,539
Issuance of common shares pursuant to distribution reinvestment plan	25,356,219	19,398,732
Repurchase of common shares	(23,367,870)	(4,651,506)

Net increase in net assets resulting from common share transactions	90,640,644	219,350,765

Total increase in net assets	89,005,841	185,881,300
Net assets at beginning of period	674,124,099	486,519,913

Net assets at end of period (including accumulated undistributed net investment income of $14,004,840 and $1,500,607, respectively)	$763,129,940	$672,401,213

Net asset value per common share	$8.14	$8.56
Common shares outstanding, beginning of period	82,623,649	54,260,324
Issuance of common shares	10,840,303	22,661,355
Issuance of common shares pursuant to distribution reinvestment plan	3,117,085	2,177,482
Repurchase of common shares	(2,864,430)	(518,801)

Common shares outstanding, end of period	93,716,607	78,580,360

See accompanying notes to the consolidated financial statements.

Sierra Income Corporation

Consolidated Statements of Cash Flows

	For the nine months ended September 30,
	2016	2015
	(unaudited)	(unaudited)
Cash flows from operating activities
NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS	$51,830,080	$7,068,518
ADJUSTMENT TO RECONCILE NET INCREASE/(DECREASE) IN NET ASSETS FROM OPERATIONS TO NET CASH USED IN OPERATING ACTIVITIES
Payment-in-kind interest income	(3,722,884)	(1,182,080)
Net amortization of premium on investments	(632,275)	(497,366)
Amortization of deferred financing costs	964,047	993,897
Net realized loss on investments	11,065,348	285,772
Net change in unrealized (appreciation)/depreciation on investments	(2,477,462)	23,330,680
Net change in unrealized (appreciation)/depreciation on total return swap (Note 5)	(9,188,445)	11,065,966
Purchases and Originations	(222,987,384)	(451,148,639)
Proceeds from sale of investments and principal repayments	184,383,171	144,597,469
(Increase)/decrease in operating assets:
Cash collateral on total return swap (Note 5)	(1,980,176)	(20,152,042)
Unsettled trades receivable	(927,603)	(49,839)
Due from affiliate	(2,118,170)	2,086,002
Interest receivable	288,780	(1,462,461)
Receivable due on total return swap (Note 5)	1,493,253	(1,410,112)
Prepaid expenses and other assets	(101,581)	(218,122)
Receivable for Company shares sold	(1,619,744)	—
Increase/(decrease) in operating liabilities:
Unsettled trades payable	2,720,000	(16,564,000)
Management fee payable	354,394	1,313,267
Accounts payable and accrued expenses	(87,645)	(401,018)
Incentive fee payable	577,087	246,192
Administrator fees payable	262,235	81,439
Interest payable	(331,691)	468,853
Deferred tax liability	(92,495)	(3,265)
Due to affiliate	(559,749)	(15,937)

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	7,111,091	(301,566,826)

Cash flows from financing activities
Borrowings under revolving credit facility	85,000,000	353,500,000
Repayments of revolving credit facility	(95,000,000)	(225,000,000)
Proceeds from issuance of common stock, net of underwriting costs	88,652,295	204,603,539
Payment of cash dividends	(28,108,664)	(21,139,251)
Financing costs paid	(2,401,032)	(1,922,870)
Repurchase of common shares	(23,367,870)	(4,651,506)

NET CASH PROVIDED BY FINANCING ACTIVITIES	24,774,729	305,389,912

TOTAL INCREASE IN CASH AND CASH EQUIVALENTS	31,885,820	3,823,086
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	93,658,142	65,749,154

CASH AND CASH EQUIVALENTS, END OF PERIOD	$125,543,962	$69,572,240

Supplemental Information:
Cash paid during the period for interest	$10,427,381	$6,418,649

Supplemental non-cash information:
Non-cash purchase of investments	$12,007,442	—
Non-cash sale of investments	$12,007,442	—
Payment-in-kind interest income	$3,722,884	$1,182,080
Amortization of deferred financing costs	$964,047	$993,897
Net amortization of premium on investments	$632,275	$497,366
Issuance of common shares in connection with distribution reinvestment plan	$25,356,219	$19,398,732

See accompanying notes to the consolidated financial statements.

Sierra Income Corporation

Consolidated Schedule of Investments

As of September 30, 2016

(unaudited)

Company(1)	Industry	Type of Investment	Maturity	Par Amount	Cost	Fair Value	% of Net Assets(2)
Non-controlled/non-affiliated investments – 114.7%
AAR Intermediate Holdings, LLC	Energy: Oil & Gas	Equity		$—	$—	$—	0.0%
		Senior Secured First Lien Term Loans LIBOR + 5.000%, 1.000% Floor(3)(4)	9/30/2021	3,144,481	3,144,481	3,144,481	0.4%
		Senior Secured First Lien Term Loans LIBOR + 8.000%, 1.000% Floor, PIK(3)(5)(6)	9/30/2021	6,457,851	5,211,307	5,211,292	0.7%

				9,602,332	8,355,788	8,355,773
Access Media Holding LLC	Media: Broadcasting & Subscription	Common Stock(3)(4)(5)		—	—	—	0.0%
		Preferred Equity Series A(3)(4)(5)		—	1,400,000	—	0.0%
		Preferred Equity Series AA(3)(4)(5)		—	539,000	—	0.0%
		Senior Secured First Lien Term Loans 5.000%, 5.000% PIK(3)	7/22/2020	6,937,956	6,937,956	6,853,313	0.9%

				6,937,956	8,876,956	6,853,313
Advanced Diagnostic Holdings LLC	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loans LIBOR + 8.750%, 0.875% Floor(3)(7)	12/11/2020	15,262,608	15,262,608	15,701,560	2.1%

				15,262,608	15,262,608	15,701,560
Alpha Media LLC	Media: Broadcasting & Subscription	Senior Secured First Lien Term Loans LIBOR + 6.000%, 1.000% Floor(8)	2/25/2022	9,506,250	9,111,603	9,078,469	1.2%

				9,506,250	9,111,603	9,078,469
Amerijet Holdings Inc.	Transportation: Cargo	Senior Secured First Lien Term Loans LIBOR + 8.000%, 1.000% Floor(3)(8)	7/15/2021	16,293,750	16,293,750	16,293,750	2.1%

				16,293,750	16,293,750	16,293,750
AMMC CLO 17, Limited Series 2015-17A	Multi-Sector Holdings	Subordinated Notes 21.670% estimated yield(5)(9)(10)	11/15/2027	5,000,000	3,608,860	4,181,250	0.5%

				5,000,000	3,608,860	4,181,250

See accompanying notes to the consolidated financial statements.

Company(1)	Industry	Type of Investment	Maturity	Par Amount	Cost	Fair Value	% of Net Assets(2)
Anaren, Inc.	Aerospace & Defense	Senior Secured Second Lien Term Loans LIBOR + 8.250%, 1.000% Floor(7)	8/18/2021	$10,000,000	$9,926,762	$9,721,200	1.3%

				10,000,000	9,926,762	9,721,200
APCO Holdings, Inc.	Automotive	Senior Secured First Lien Term Loans LIBOR + 6.000%, 1.000% Floor(3)(8)	1/31/2022	4,443,750	4,324,352	4,392,380	0.6%

				4,443,750	4,324,352	4,392,380
Apidos CLO XXIV, Series 2016-24A	Multi-Sector Holdings	Subordinated Notes 16.535% estimated yield(3)(5)(9)(10)	1/20/2023	25,471,800	21,625,558	21,625,558	2.8%

				25,471,800	21,625,558	21,625,558
Associated Asphalt Partners, LLC	Chemicals, Plastics & Rubber	Senior Secured First Lien Notes 8.500%(9)	2/15/2018	1,778,000	1,783,261	1,812,280	0.2%

				1,778,000	1,783,261	1,812,280
Astro AB Borrower, Inc.(11)	Banking, Finance, Insurance & Real Estate	Senior Secured Second Lien Term Loans LIBOR + 8.750%, 1.000% Floor(7)	4/30/2023	6,000,000	5,900,788	6,022,860	0.8%

				6,000,000	5,900,788	6,022,860
Asurion Corp.	Banking, Finance, Insurance & Real Estate	Senior Secured Second Lien Term Loans LIBOR + 7.500%, 1.000% Floor(7)	3/3/2021	7,000,000	6,949,604	6,936,230	0.9%

				7,000,000	6,949,604	6,936,230
Atrium Innovations, Inc.	Healthcare & Pharmaceuticals	Senior Secured Second Lien Term Loans LIBOR + 6.750%, 1.000% Floor(5)(7)	8/13/2021	5,000,000	4,982,088	4,960,250	0.6%

				5,000,000	4,982,088	4,960,250
Aviation Technical Services, Inc.	Aerospace & Defense	Senior Secured Second Lien Term Loans LIBOR + 8.500%, 1.000% Floor(3)(7)	3/31/2022	25,000,000	25,000,000	25,250,000	3.3%

				25,000,000	25,000,000	25,250,000
Backcountry.com, LLC	Retail	Senior Secured First Lien Term Loans LIBOR + 7.250%, 1.000% Floor(3)(7)	6/30/2020	34,699,652	34,699,652	35,046,649	4.6%

				34,699,652	34,699,652	35,046,649
Bennu Oil & Gas, LLC	Energy: Oil & Gas	Senior Secured Second Lien Term Loans LIBOR + 8.500%, 1.250% Floor, 2.500% PIK(7)(12)	11/1/2018	5,656,704	5,654,093	1,725,238	0.2%

				5,656,704	5,654,093	1,725,238

See accompanying notes to the consolidated financial statements.

Company(1)	Industry	Type of Investment	Maturity	Par Amount	Cost	Fair Value	% of Net Assets(2)
Birch Communications, Inc.	Telecommunications	Senior Secured First Lien Term Loans LIBOR + 6.750%, 1.000% Floor(3)(8)	7/18/2020	$13,909,862	$13,728,426	$13,710,673	1.8%

				13,909,862	13,728,426	13,710,673
Black Angus Steakhouses LLC	Hotel, Gaming & Leisure	Revolver LIBOR + 9.000%, 1.000% Floor(3)(6)(7)	4/24/2020	1,116,072	1,116,072	1,104,777	0.1%
		Senior Secured First Lien Term Loans LIBOR + 9.000%, 1.000% Floor(3)(7)	4/24/2020	19,765,625	19,765,625	19,302,792	2.5%

				20,881,697	20,881,697	20,407,569
Brundage-Bone Concrete Pumping, Inc.	Construction & Building	Senior Secured First Lien Notes 10.375%(9)(13)	9/1/2021	7,500,000	7,612,529	8,025,000	1.1%

				7,500,000	7,612,529	8,025,000
Capstone Nutrition	Healthcare & Pharmaceuticals	Common Stock(3)(4)		—	300,002	—	0.0%
		Common Stock, Class B(3)(4)		—	9	—	0.0%
		Common Stock, Class C(3)(4)		—	—	—	0.0%
		Senior Secured First Lien Term Loans LIBOR + 12.500%, 1.000% Floor, PIK(3)(8)(12)	4/28/2019	24,482,867	24,482,867	15,704,780	2.0%

				24,482,867	24,782,878	15,704,780
Charming Charlie LLC	Retail	Senior Secured First Lien Term Loans LIBOR + 8.000%, 1.000% Floor(7)	12/24/2019	8,209,193	8,222,146	7,705,313	1.0%

				8,209,193	8,222,146	7,705,313
ConvergeOne Holdings Corp.	Telecommunications	Senior Secured Second Lien Term Loans LIBOR + 8.000%, 1.000% Floor(3)(7)	6/17/2021	12,500,000	12,406,815	12,458,500	1.6%

				12,500,000	12,406,815	12,458,500
Cornerstone Chemical Company	Chemicals, Plastics & Rubber	Senior Secured First Lien Notes 9.375%(9)(13)	3/15/2018	4,970,000	4,857,676	4,945,150	0.6%

				4,970,000	4,857,676	4,945,150
CP Opco, LLC	Services: Consumer	Common Units(3)(4)		—	—	—	0.0%
		Preferred Units LIBOR + 9.500%, 1.000% Floor, PIK(3)(12)		205	—	—	0.0%

See accompanying notes to the consolidated financial statements.

Company(1)	Industry	Type of Investment	Maturity	Par Amount	Cost	Fair Value	% of Net Assets(2)
		Revolver LIBOR + 4.500%, 1.000% Floor(3)(6)(7)	3/31/2019	$240,713	$240,713	$240,713	0.0%
		Senior Secured First Lien Term Loans LIBOR + 4.500%, 1.000% Floor(3)(7)(12)	3/31/2019	206,270	206,270	206,270	0.0%
		Senior Secured First Lien Term Loans LIBOR + 4.500%, 1.000% Floor(3)(7)	3/31/2019	495,048	495,048	495,048	0.1%
		Senior Secured First Lien Term Loans LIBOR + 6.000%, 1.000% Floor(3)(7)(12)	3/31/2019	1,447,834	750,273	723,917	0.1%

				2,390,070	1,692,304	1,665,948
CRGT Inc.	High Tech Industries	Senior Secured First Lien Term Loans LIBOR + 6.500%, 1.000% Floor(3)(7)	12/19/2020	4,300,892	4,300,892	4,300,892	0.6%

				4,300,892	4,300,892	4,300,892
DHISCO Electronic Distribution, Inc.	Hotel, Gaming & Leisure	Class A Units(3)(4)		—	769,231	44,140	0.0%
		Revolver LIBOR + 9.000%, 1.500% Floor(3)(6)(7)	5/10/2017	—	—	—	0.0%
		Senior Secured First Lien Term Loans LIBOR + 9.000% PIK, 1.500% Floor(3)(7)	2/10/2018	4,363,766	4,363,766	4,117,038	0.5%
		Senior Secured First Lien Term Loans LIBOR + 9.000%, 1.500% Floor(3)(7)	11/10/2019	19,401,786	19,401,786	18,350,791	2.4%

				23,765,552	24,534,783	22,511,969
Drew Marine Partners, LP	Transportation: Cargo	Senior Secured Second Lien Term Loans LIBOR + 7.000%, 1.000% Floor(7)	5/19/2021	10,000,000	10,057,568	9,599,800	1.3%

				10,000,000	10,057,568	9,599,800
Dryden 43 Senior Loan Fund — Series 2016-43A	Multi-Sector Holdings	Subordinated Notes 18.086% estimated yield(3)(5)(9)(10)	1/20/2023	3,620,000	2,932,200	2,932,200	0.4%

				3,620,000	2,932,200	2,932,200
Dryden 38 Senior Loan Fund — Series 2015-38A	Multi-Sector Holdings	Subordinated Notes 17.689% estimated yield(5)(9)(10)	7/15/2027	7,000,000	5,057,941	5,225,150	0.7%

				7,000,000	5,057,941	5,225,150

See accompanying notes to the consolidated financial statements.

Company(1)	Industry	Type of Investment	Maturity	Par Amount	Cost	Fair Value	% of Net Assets(2)
Dynamic Energy Services International LLC	Energy: Oil & Gas	Senior Secured First Lien Term Loans LIBOR + 8.500%, 1.000% Floor(3)(8)	3/6/2018	$8,445,289	$8,445,289	$7,004,185	0.9%

				8,445,289	8,445,289	7,004,185
EarthLink, Inc.	Telecommunications	Senior Secured First Lien Notes 7.375%(5)(9)(13)	6/1/2020	2,450,000	2,441,997	2,554,125	0.3%

				2,450,000	2,441,997	2,554,125
Elite Comfort Solutions LLC	Chemicals, Plastics & Rubber	Senior Secured First Lien Term Loans LIBOR + 6.500%, 1.000% Floor(6)(8)	1/15/2021	—	—	24,993	0.0%
		Senior Secured First Lien Term Loans LIBOR + 6.500%, 1.000% Floor(8)	1/15/2021	7,376,301	7,376,301	7,450,064	1.0%

				7,376,301	7,376,301	7,475,057
First Boston Construction Holdings, LLC	Banking, Finance, Insurance & Real Estate	Preferred Equity(3)(4)		1,406,250	1,406,250	1,406,250	0.2%
		Senior Secured First Lien Notes 12.000%(3)	12/31/2020	5,625,000	5,625,000	5,625,000	0.7%

				7,031,250	7,031,250	7,031,250
FKI Security Group LLC	Capital Equipment	Senior Secured First Lien Term Loans LIBOR + 8.500%, 1.000% Floor(3)(7)	3/30/2020	14,531,250	14,531,250	14,605,650	1.9%

				14,531,250	14,531,250	14,605,650
Frontier Communications Corp.	Telecommunications	Senior Secured First Lien Notes 10.250%(5)(9)(13)	9/15/2022	2,000,000	2,000,000	2,090,000	0.3%

				2,000,000	2,000,000	2,090,000
Gastar Exploration USA, Inc.	Energy: Oil & Gas	Senior Secured First Lien Notes 8.625%(9)(13)	5/15/2018	5,400,000	5,406,814	4,468,500	0.6%

				5,400,000	5,406,814	4,468,500
Genex Holdings, Inc.(11)	Banking, Finance, Insurance & Real Estate	Senior Secured Second Lien Term Loans LIBOR + 7.750%, 1.000% Floor(7)	5/30/2022	9,500,000	9,525,991	9,329,380	1.2%

				9,500,000	9,525,991	9,329,380
GK Holdings, Inc.	Services: Business	Senior Secured Second Lien Term Loans LIBOR + 9.500%, 1.000% Floor(8)	1/30/2022	10,000,000	10,000,000	9,975,100	1.3%

				10,000,000	10,000,000	9,975,100

See accompanying notes to the consolidated financial statements.

Company(1)	Industry	Type of Investment	Maturity	Par Amount	Cost	Fair Value	% of Net Assets(2)
Green Field Energy Services, Inc.	Energy: Oil & Gas	Senior Secured First Lien Notes 13.000%(3)(9)(12)	11/15/2016	$766,616	$753,954	$157,156	0.0%
		Warrants/Equity(3)(4)		—	29,000	—	0.0%

				766,616	782,954	157,156
HBC Holdings LLC	Wholesale	Senior Secured First Lien Term Loans LIBOR + 5.750%, 1.000% Floor(3)(7)	3/30/2020	14,700,000	14,700,000	13,874,007	1.8%

				14,700,000	14,700,000	13,874,007
Heligear Acquisition Co.	Aerospace & Defense	Senior Secured First Lien Notes 10.250%(3)(9)	10/15/2019	15,000,000	15,000,000	15,785,550	2.1%

				15,000,000	15,000,000	15,785,550
Hill International, Inc.	Construction & Building	Senior Secured First Lien Term Loans LIBOR + 6.750%, 1.000% Floor(3)(7)	9/28/2020	16,660,000	16,660,000	16,565,704	2.2%

				16,660,000	16,660,000	16,565,704
Holland Acquisition Corp.	Energy: Oil & Gas	Senior Secured First Lien Term Loans LIBOR + 9.000%, 1.000% Floor(7)	5/29/2018	4,515,605	4,477,100	2,791,682	0.4%

				4,515,605	4,477,100	2,791,682
Hylan Datacom & Electrical LLC	Construction & Building	Senior Secured First Lien Term Loans LIBOR + 7.500%, 1.000% Floor(3)(7)	7/25/2021	15,899,931	15,899,931	15,899,931	2.1%

				15,899,931	15,899,931	15,899,931
Ignite Restaurant Group, Inc.	Hotel, Gaming & Leisure	Senior Secured First Lien Term Loans LIBOR + 7.000%, 1.000% Floor(7)	2/13/2019	8,406,942	8,331,006	8,305,218	1.1%

				8,406,942	8,331,006	8,305,218
IHS Intermediate, Inc.	Services: Business	Senior Secured Second Lien Term Loans LIBOR + 8.250%, 1.000% Floor(7)	7/20/2022	25,000,000	25,000,000	25,121,500	3.3%

				25,000,000	25,000,000	25,121,500
Interface Security Systems Holdings, Inc.	Services: Consumer	Senior Secured First Lien Notes 9.250%(9)(13)	1/15/2018	3,417,000	3,438,261	3,459,713	0.5%

				3,417,000	3,438,261	3,459,713
Invision Diversified, LLC	Services: Business	Senior Secured First Lien Term Loans LIBOR + 9.000%, 1.000% Floor(3)(7)	6/30/2020	24,491,435	24,491,435	24,807,130	3.3%

				24,491,435	24,491,435	24,807,130

See accompanying notes to the consolidated financial statements.

Company(1)	Industry	Type of Investment	Maturity	Par Amount	Cost	Fair Value	% of Net Assets(2)
IPS Corporation	Wholesale	Senior Secured First Lien Term Loans LIBOR + 6.250%, 1.000% Floor(3)(8)	2/5/2021	$9,825,272	$9,825,272	$9,722,598	1.3%

				9,825,272	9,825,272	9,722,598
IronGate Energy Services, LLC	Energy: Oil & Gas	Senior Secured First Lien Notes 11.000%(9)(12)	7/1/2018	3,000,000	2,975,639	436,710	0.1%

				3,000,000	2,975,639	436,710
Isola USA Corp.(11)	High Tech Industries	Senior Secured First Lien Term Loans LIBOR + 8.250%, 1.000% Floor(7)	11/29/2018	5,533,848	5,599,547	5,084,776	0.7%

				5,533,848	5,599,547	5,084,776
JAC Holding Corp.	Automotive	Senior Secured First Lien Notes 11.500%(3)(9)	10/1/2019	11,473,000	11,473,000	12,104,015	1.6%

				11,473,000	11,473,000	12,104,015
Jordan Reses Supply Company, LLC	Healthcare & Pharmaceuticals	Senior Secured Second Lien Term Loans LIBOR + 11.000%, 1.000% Floor(3)(7)	4/24/2020	5,000,000	5,000,000	5,100,000	0.7%

				5,000,000	5,000,000	5,100,000
Liquidnet Holdings, Inc.	Banking, Finance, Insurance & Real Estate	Senior Secured First Lien Term Loans LIBOR + 6.750%, 1.000% Floor(7)	5/22/2019	6,212,500	6,157,574	6,195,354	0.8%

				6,212,500	6,157,574	6,195,354
Livingston International, Inc.(11)	Transportation: Cargo	Senior Secured Second Lien Term Loans LIBOR + 7.750%, 1.250% Floor(5)(7)	4/17/2020	2,658,504	2,655,355	2,504,152	0.3%

				2,658,504	2,655,355	2,504,152
Loar Group, Inc.	Aerospace & Defense	Senior Secured Second Lien Term Loans LIBOR + 9.250%, 1.000% Floor(8)	7/12/2022	15,000,000	15,000,000	15,174,300	2.0%

				15,000,000	15,000,000	15,174,300
LSF9 Atlantis Holdings, LLC	Retail	Senior Secured First Lien Term Loans LIBOR + 9.000%, 1.000% Floor(3)(7)	1/15/2021	9,750,000	9,665,689	9,988,485	1.3%

				9,750,000	9,665,689	9,988,485
LTCG Holdings Corp.	Banking, Finance, Insurance & Real Estate	Senior Secured First Lien Term Loans LIBOR + 5.000%, 1.000% Floor(7)	6/6/2020	2,838,571	2,829,206	2,664,595	0.3%

				2,838,571	2,829,206	2,664,595

See accompanying notes to the consolidated financial statements.

Company(1)	Industry	Type of Investment	Maturity	Par Amount	Cost	Fair Value	% of Net Assets(2)
Miller Heiman, Inc.	Services: Business	Senior Secured First Lien Term Loans LIBOR + 6.000%, 1.000% Floor(7)	9/30/2019	$23,593,750	$23,593,750	$16,692,814	2.2%

				23,593,750	23,593,750	16,692,814
Nathan’s Famous, Inc.	Beverage & Food	Senior Secured First Lien Notes 10.000%(13)	3/15/2020	7,000,000	7,000,000	7,700,000	1.0%

				7,000,000	7,000,000	7,700,000
Nation Safe Drivers Holdings, Inc.	Banking, Finance, Insurance & Real Estate	Senior Secured Second Lien Term Loans LIBOR + 8.000%, 2.000% Floor(3)(7)	9/29/2020	20,676,479	20,676,479	20,883,243	2.7%

				20,676,479	20,676,479	20,883,243
New Media Holdings II LLC	Media: Advertising, Printing & Publishing	Senior Secured First Lien Term Loans LIBOR + 6.250%, 1.000% Floor(7)	6/4/2020	18,089,953	18,074,763	18,008,005	2.4%

				18,089,953	18,074,763	18,008,005
Novetta Solutions, LLC	High Tech Industries	Senior Secured Second Lien Term Loans LIBOR + 8.500%, 1.000% Floor(7)	10/16/2023	11,000,000	10,902,632	10,644,810	1.4%

				11,000,000	10,902,632	10,644,810
Omnitracs, Inc.	High Tech Industries	Senior Secured Second Lien Term Loans LIBOR + 7.750%, 1.000% Floor(7)	5/25/2021	7,000,000	7,011,417	6,811,280	0.9%

				7,000,000	7,011,417	6,811,280
Oxford Mining Company, LLC	Metals & Mining	Senior Secured First Lien Term Loans LIBOR + 8.500%, 0.750% Floor, 3.000% PIK(3)(7)	12/31/2018	20,661,468	20,661,468	20,245,760	2.7%

				20,661,468	20,661,468	20,245,760
Payless Inc.	Retail	Senior Secured Second Lien Term Loans LIBOR + 7.500%, 1.000% Floor(7)	3/11/2022	6,000,000	6,015,128	2,843,640	0.4%

				6,000,000	6,015,128	2,843,640
Preferred Sands Holding Company, LLC	Construction & Building	Senior Secured First Lien Term Loans LIBOR + 5.750%, 1.000% Floor(7)(11)	7/27/2020	4,000,000	2,720,000	2,720,000	0.4%

				4,000,000	2,720,000	2,720,000
ReaID, Inc.	Media: Diversified & Production	Equity(3)(4)(5)		—	297,962	3,162,793	0.0%

See accompanying notes to the consolidated financial statements.

Company(1)	Industry	Type of Investment	Maturity	Par Amount	Cost	Fair Value	% of Net Assets(2)
		Preferred Equity 10.000% PIK(3)		$7,449	$7,449,038	$4,923,740	0.6%

				7,449	7,747,000	8,086,533
Reddy Ice Corporation	Beverage & Food	Senior Secured Second Lien Term Loans LIBOR + 9.500%, 1.250% Floor(3)(8)	11/1/2019	2,000,000	2,000,000	1,657,980	0.2%

				2,000,000	2,000,000	1,657,980
Research Now Group, Inc.	Services: Business	Senior Secured Second Lien Term Loans LIBOR + 8.750%, 1.000% Floor(7)	3/18/2022	15,000,000	15,000,000	14,656,650	1.9%

				15,000,000	15,000,000	14,656,650
Response Team Holdings, LLC	Construction & Building	Preferred Equity 12% PIK(3)(5)(12)		3,642,142	3,384,734	1,899,377	0.2%
		Warrants to purchase 3.70% of the outstanding common units(3)(4)(5)		—	257,407	—	0.0%

				3,642,142	3,642,141	1,899,377
School Specialty, Inc.	Wholesale	Senior Secured First Lien Term Loans LIBOR + 8.500%, 1.000% Floor(7)	6/11/2019	9,198,434	9,166,714	9,198,434	1.2%

				9,198,434	9,166,714	9,198,434
Ship Supply Acquisition Corporation	Services: Business	Senior Secured First Lien Term Loans LIBOR + 8.000%, 1.000% Floor(3)(7)	7/31/2020	23,750,000	23,750,000	23,978,475	3.1%

				23,750,000	23,750,000	23,978,475
Sizzling Platter, LLC	Hotel, Gaming & Leisure	Senior Secured First Lien Term Loans LIBOR + 7.500%, 1.000% Floor(7)	4/29/2020	15,000,000	15,000,000	14,928,150	2.0%

				15,000,000	15,000,000	14,928,150
Southwest Dealer Services, Inc.	Automotive	Senior Secured First Lien Term Loans LIBOR + 6.000%, 1.000% Floor(3)(7)	3/16/2020	2,573,552	2,573,552	2,553,967	0.3%

				2,573,552	2,573,552	2,553,967
Survey Sampling International, LLC	Services: Business	Senior Secured Second Lien Term Loans LIBOR + 9.000%, 1.000% Floor(7)	12/16/2021	24,000,000	24,000,000	24,156,960	3.2%

				24,000,000	24,000,000	24,156,960
Techniplas LLC	Automotive	Senior Secured First Lien Notes 10.000%(9)(13)	5/1/2020	6,000,000	6,000,000	4,935,000	0.6%

				6,000,000	6,000,000	4,935,000

See accompanying notes to the consolidated financial statements.

Company(1)	Industry	Type of Investment	Maturity	Par Amount	Cost	Fair Value	% of Net Assets(2)
The Garretson Resolution Group, Inc.	Services: Business	Senior Secured First Lien Term Loans LIBOR + 6.500%, 1.000% Floor(7)	5/22/2021	$9,687,500	$9,648,095	$9,841,628	1.3%

				9,687,500	9,648,095	9,841,628
Touchtunes Interactive Networks, Inc.	Media: Diversified & Production	Senior Secured Second Lien Term Loans LIBOR + 8.250%, 1.000% Floor(7)	5/27/2022	7,500,000	7,500,000	7,271,550	1.0%

				7,500,000	7,500,000	7,271,550
TravelCLICK, Inc.(11)	Hotel, Gaming & Leisure	Senior Secured Second Lien Term Loans LIBOR + 7.750%, 1.000% Floor(7)	11/6/2021	6,000,000	5,932,225	5,717,880	0.7%

				6,000,000	5,932,225	5,717,880
Truco Enterprises, LP	Beverage & Food	Senior Secured First Lien Term Loans LIBOR + 7.250%, 1.000% Floor(3)(8)	4/26/2021	9,974,790	9,974,790	9,974,790	1.3%

				9,974,790	9,974,790	9,974,790
True Religion Apparel, Inc.	Retail	Senior Secured Second Lien Term Loans LIBOR + 10.000%, 1.000% Floor(14)	1/30/2020	4,000,000	3,892,840	—	0.0%

				4,000,000	3,892,840	—
U.S. Auto Sales, Inc.	Banking, Finance, Insurance & Real Estate	Senior Secured Second Lien Term Loans LIBOR + 10.500%, 1.000% Floor(3)(8)	6/8/2020	5,500,000	5,500,000	5,463,150	0.7%

				5,500,000	5,500,000	5,463,150
U.S. Well Services, LLC	Energy: Oil & Gas	Warrants(4)		—	173	—	0.0%

				—	173	—
Upland CLO, Ltd.	Multi-Sector Holdings	Subordinated Notes 17.390% estimated yield(5)(9)(10)	4/20/2028	10,000,000	6,950,000	6,950,000	0.9%

				10,000,000	6,950,000	6,950,000
Valence Surface Technologies, Inc.	Aerospace & Defense	Senior Secured First Lien Term Loans LIBOR + 5.500%, 1.000% Floor(3)(8)	6/13/2019	4,561,169	4,542,448	4,386,248	0.6%

				4,561,169	4,542,448	4,386,248
Velocity Pooling Vehicle, LLC	Automotive	Senior Secured Second Lien Term Loans LIBOR + 7.250%, 1.000% Floor(3)(7)	5/13/2022	20,625,000	18,505,193	10,996,425	1.4%

				20,625,000	18,505,193	10,996,425

See accompanying notes to the consolidated financial statements.

Company(1)	Industry	Type of Investment	Maturity	Par Amount	Cost	Fair Value	% of Net Assets(2)
Verso Corporation	Media: Advertising, Printing & Publishing	Common Stock(4)(5)(15)		$186,509	$2,238,108	$1,202,983	0.2%

				186,509	2,238,108	1,202,983
Vestcom International, Inc.	Services: Business	Senior Secured Second Lien Term Loans LIBOR + 7.750%, 1.000% Floor(8)	9/30/2022	5,000,000	5,000,000	4,999,800	0.7%

				5,000,000	5,000,000	4,999,800
VOYA CLO 2016-2, LTD.	Multi-Sector Holdings	Subordinated Notes 16.185% estimated yield(5)(9)(10)	7/19/2028	22,842,661	19,918,800	20,238,598	2.7%

				22,842,661	19,918,800	20,238,598
Watermill-QMC Midco, Inc.	Automotive	Partnership Interest(3)(4)(5)		—	850,136	1,117,461	0.1%

				—	850,136	1,117,461
YP Holdings LLC(11)	Media: Advertising, Printing & Publishing	Senior Secured First Lien Term Loans LIBOR + 6.750%, 1.250% Floor(7)	6/4/2018	2,782,609	2,796,771	2,768,724	0.4%

				2,782,609	2,796,771	2,768,724
Z Gallerie, LLC	Retail	Senior Secured First Lien Term Loans LIBOR + 6.500%, 1.000% Floor(3)(8)	10/8/2020	4,694,561	4,655,049	4,690,711	0.6%

				4,694,561	4,655,049	4,690,711

Total non-controlled/non-affiliated investments					$923,584,111	$875,646,553	114.7%

Controlled/affiliated investments – 8.7%(16)
Nomida LLC	Construction & Building	Equity(4)(5)		—	5,400,000	5,400,000	0.7%
		Senior Secured First Lien Term Loans 10.000%(5)	12/1/2020	8,100,000	8,100,000	8,114,742	1.1%

				8,100,000	13,500,000	13,514,742
Sierra Senior Loan Strategy JV I LLC	Multi-Sector Holdings	Equity(6)		54,222,500	54,222,500	52,572,635	6.9%

				54,222,500	54,222,500	52,572,635

Total controlled/affiliated investments					$67,722,500	$66,087,377	8.7%

Money market fund – 5.1%
Federated Institutional Prime Obligations Fund		Money Market 0.04%		$39,270,698	$39,270,698	$39,270,698	5.1%

Total money market fund					$39,270,698	$39,270,698	5.1%

Derivative Instrument – Long Exposure					Notional Amount	Unrealized Appreciation (Depreciation)
Total return swap with Citibank, N.A. (Note 5)		Total Return Swap			$204,056,140	$(18,177,374)

					$204,056,140	$(18,177,374)

See accompanying notes to the consolidated financial statements.

(1)	All of the Company’s investments are domiciled in the United States except for Atrium Innovations, Inc. and Livingston International, Inc., which are domiciled in Canada.
(2)	Percentage is based on net assets of $763,129,940 as of September 30, 2016.
(3)	An affiliated fund that is managed by an affiliate of SIC Advisors LLC also holds an investment in this security.
(4)	Security is non-income producing.
(5)	The investment is not a qualifying asset under Section 55 of the Investment Company Act of 1940 (the “1940 Act”), as amended. Non-qualifying assets represent 13.0% of the Company’s portfolio at fair value.
(6)	The investment has an unfunded commitment as of September 30, 2016. For further details see Note 11. Fair value includes an analysis of the unfunded commitment.
(7)	The interest rate on these loans is subject to a base rate plus 3 Month “3M” LIBOR, which at September 30, 2016 was 0.85%. As the interest rate is subject to a minimum LIBOR floor which was greater than the 3M LIBOR rate at September 30, 2016, the prevailing rate in effect at September 30, 2016 was the base rate plus the LIBOR floor.
(8)	The interest rate on these loans is subject to a base rate plus 1 Month “1M” LIBOR, which at September 30, 2016 was 0.53%. As the interest rate is subject to a minimum LIBOR floor which was greater than the 1M LIBOR rate at September 30, 2016, the prevailing rate in effect at September 30, 2016 was the base rate plus the LIBOR floor.
(9)	Securities are exempt from registration under Rule 144A of the Securities Act of 1933. These securities represent a fair value of $121,925,955 or 16.0% of net assets as of September 30, 2016 and are considered restricted.
(10)	This investment is in the “equity” class of a CLO security. The CLO equity investments are entitled to recurring distributions which are generally equal to the excess cash flow generated from the underlying investments after payment of the contractual payments to debt holders and fund expenses. The estimated yield is based on the current projections of this excess cash flow taking into account assumptions which have been made regarding expected prepayments, losses and future reinvestment rates. These assumptions are periodically reviewed and updated. Ultimately, the actual yield may be higher or lower than the estimated yield if actual results differ from those used for the assumptions.
(11)	Security is also held in the underlying portfolio of the total return swap with Citibank, N.A. (see Note 5). The Company’s total exposure to Astro AB Borrower, Inc., Genex Holdings, Inc., Isola USA Corp., Livingston International, Inc., Preferred Sands Holding Company, LLC, TravelCLICK, Inc., and YP Holdings LLC is $6,986,280 or 0.9%, $12,264,530 or 1.6%, $8,729,276 or 1.1%, $4,473,595 or 0.6%, $5,568,725 or 0.7%, $10,415,030 or 1.4%, and $5,616,007 or 0.7%, respectively, of Net Assets as of September 30, 2016.
(12)	The investment was on non-accrual status as of September 30, 2016.
(13)	Represents securities in Level 2 in the ASC 820 table (see Note 4).
(14)	The interest rate on these loans is subject to a base rate plus 6 Month “6M” LIBOR, which at September 30, 2016 was 1.24%. As the interest rate is subject to a minimum LIBOR floor which was greater than the 6M LIBOR rate at September 30, 2016, the prevailing rate in effect at September 30, 2016 was the base rate plus the LIBOR floor.
(15)	Represents securities in Level 1 in the ASC 820 table (see Note 4).
(16)	Control Investments are defined by the 1940 Act as investments in companies in which the Company owns more than 25% of the voting securities or maintains greater than 50% of the board representation.

See accompanying notes to the consolidated financial statements.

Sierra Income Corporation

Consolidated Schedule of Investments

As of December 31, 2015

Company(1)	Industry	Type of Investment	Maturity	Par Amount	Cost	Fair Value	% of Net Assets(2)
Non-controlled/non-affiliated investments – 127.5%
AAR Intermediate Holdings, LLC	Energy: Oil & Gas	Senior Secured First Lien Term Loans LIBOR + 14.000%, 1.000% Floor(3)(4)(5)	3/30/2019	$11,622,797	$11,082,071	$6,241,367	0.9%
		Warrants to purchase 0.625% of outstanding company equity(4)(6)	3/30/2019	—	790,778	—	0.0%

				11,622,797	11,872,849	6,241,367
Access Media Holding LLC	Media: Broadcasting & Subscription	Common Stock(4)(6)		—	—	—	0.0%
		Preferred Equity 12.000%(4)		1,432,412	1,432,413	500,893	0.1%
		Senior Secured First Lien Term Loans 5.000%, 5.000% PIK(4)	7/22/2020	6,678,501	6,678,501	6,678,501	1.0%

				8,110,927	8,110,914	7,179,394
Advanced Diagnostic Holdings LLC	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loans LIBOR + 8.750%, 0.875% Floor(3)(4)	12/11/2020	15,554,250	15,554,250	15,554,250	2.3%

				15,554,250	15,554,250	15,554,250
AESC Holding Corp., Inc.	Retail	Senior Secured Second Lien Term Loans LIBOR + 9.000%, 1.000% Floor(3)(4)	5/27/2019	7,000,000	7,000,000	7,000,000	1.0%

				7,000,000	7,000,000	7,000,000
Alpha Media LLC	Media: Broadcasting & Subscription	Senior Secured First Lien Term Loans LIBOR + 6.500%, 1.000% Floor(8)(9)	4/30/2021	9,179,127	9,179,127	9,179,127	1.4%

				9,179,127	9,179,127	9,179,127
American Beacon Advisors, Inc.(10)	Banking, Finance, Insurance & Real Estate	Senior Secured Second Lien Term Loans LIBOR + 8.750%, 1.000% Floor(9)	4/30/2023	6,000,000	5,886,884	5,937,982	0.9%

				6,000,000	5,886,884	5,937,982
Anaren, Inc.	Aerospace & Defense	Senior Secured Second Lien Term Loans LIBOR + 8.250%, 1.000% Floor(9)	8/18/2021	10,000,000	9,918,443	9,642,999	1.4%

				10,000,000	9,918,443	9,642,999
Aperture Group, LLC	Banking, Finance, Insurance & Real Estate	Senior Secured First Lien Term Loans LIBOR + 6.250%, 1.000% Floor(3)	8/29/2019	2,431,439	2,422,081	2,431,439	0.4%

				2,431,439	2,422,081	2,431,439
Associated Asphalt Partners, LLC	Chemicals, Plastics & Rubber	Senior Secured First Lien Notes 8.500%(7)(11)	2/15/2018	1,778,000	1,785,989	1,786,890	0.3%

				1,778,000	1,785,989	1,786,890
Asurion Corp.(10)	Banking, Finance, Insurance & Real Estate	Senior Secured Second Lien Term Loans LIBOR + 7.500%, 1.000% Floor(9)	3/3/2021	7,000,000	6,942,069	6,100,440	0.9%

				7,000,000	6,942,069	6,100,440

See accompanying notes to consolidated financial statements.

Company(1)	Industry	Type of Investment	Maturity	Par Amount	Cost	Fair Value	% of Net Assets(2)
Atrium Innovations, Inc.(12)	Healthcare & Pharmaceuticals	Senior Secured Second Lien Term Loans LIBOR + 6.750%, 1.000% Floor(9)	8/13/2021	$5,000,000	$4,979,955	$4,256,250	0.6%

				5,000,000	4,979,955	4,256,250
Aviation Technical Services, Inc.	Aerospace & Defense	Senior Secured Second Lien Term Loans LIBOR + 8.500%, 1.000% Floor(3)(4)	3/31/2022	22,500,000	22,500,000	22,500,000	3.3%

				22,500,000	22,500,000	22,500,000
Backcountry.com, LLC	Retail	Senior Secured First Lien Term Loans LIBOR + 7.250%, 1.000% Floor(3)(4)	6/30/2020	35,029,079	35,029,079	34,971,465	5.2%

				35,029,079	35,029,079	34,971,465
Bennu Oil & Gas, LLC	Energy: Oil & Gas	Senior Secured Second Lien Term Loans LIBOR + 8.500%, 1.250% Floor, 2.500% PIK(9)	11/1/2018	5,574,581	5,571,210	1,700,247	0.3%

				5,574,581	5,571,210	1,700,247
Birch Communications, Inc.	Telecommunications	Senior Secured First Lien Term Loans LIBOR + 6.750%, 1.000% Floor(4)(9)	7/18/2020	14,531,250	14,306,446	14,089,203	2.1%

				14,531,250	14,306,446	14,089,203
Black Angus Steakhouses LLC	Hotel, Gaming & Leisure	Senior Secured First Lien Term Loans LIBOR + 9.000%, 1.000% Floor(3)(4)(8)	4/24/2020	21,043,527	21,043,527	20,959,730	3.1%

				21,043,527	21,043,527	20,959,730
Brundage-Bone Concrete Pumping, Inc.	Construction & Building	Senior Secured First Lien Notes 10.375%(7)	9/1/2021	7,500,000	7,625,073	7,428,542	1.1%

				7,500,000	7,625,073	7,428,542
Capstone Nutrition	Healthcare & Pharmaceuticals	Common Stock(4)(6)		—	300,000	—	0.0%
		Common Stock, Class B(4)(6)		—	9	9	0.0%
		Common Stock, Class C(4)(6)		—	—	—	0.0%
		Senior Secured First Lien Term Loans LIBOR + 11.500%, 1.000% Floor, 1.000% PIK(4)(9)	4/28/2019	18,702,625	18,702,625	13,839,943	2.1%

				18,702,625	19,002,634	13,839,952
Charming Charlie, Inc.	Retail	Senior Secured First Lien Term Loans LIBOR + 8.000%, 1.000% Floor(9)	12/24/2019	8,855,113	8,870,568	8,323,648	1.2%

				8,855,113	8,870,568	8,323,648
Collective Brands Finance, Inc.(10)	Retail	Senior Secured Second Lien Term Loans LIBOR + 7.500%, 1.000% Floor(9)	3/11/2022	6,000,000	6,016,708	2,517,288	0.4%

				6,000,000	6,016,708	2,517,288
ContMid Intermediate, Inc.	Automotive	Senior Secured Second Lien Term Loans LIBOR + 9.000%, 1.000% Floor(3)(4)	10/25/2019	27,908,193	27,908,193	27,648,200	4.1%

				27,908,193	27,908,193	27,648,200

See accompanying notes to consolidated financial statements.

Company(1)	Industry	Type of Investment	Maturity	Par Amount	Cost	Fair Value	% of Net Assets(2)
ConvergeOne Holdings Corp.	Telecommunications	Senior Secured Second Lien Term Loans LIBOR + 8.000%, 1.000% Floor(3)(4)	6/17/2021	$12,500,000	$12,395,454	$12,109,427	1.8%

				12,500,000	12,395,454	12,109,427
Cornerstone Chemical Company	Chemicals, Plastics & Rubber	Senior Secured First Lien Notes 9.375%(7)(11)	3/15/2018	2,500,000	2,562,636	2,253,125	0.3%

				2,500,000	2,562,636	2,253,125
CP OpCo, LLC	Services: Consumer	Senior Secured First Lien Term Loans LIBOR + 6.750%, 1.000% Floor(4)(9)	9/30/2020	3,000,000	3,000,000	3,000,000	0.4%

				3,000,000	3,000,000	3,000,000
CRGT, Inc.	High Tech Industries	Senior Secured First Lien Term Loans LIBOR + 6.500%, 1.000% Floor(4)(9)	12/19/2020	4,813,291	4,813,291	4,791,015	0.7%

				4,813,291	4,813,291	4,791,015
DHISCO Electronic Distribution, Inc.	Hotel, Gaming & Leisure	Senior Secured First Lien Term Loans LIBOR + 9.000% PIK, 1.500% Floor(3)(4)	2/10/2018	4,030,023	4,030,023	4,022,550	0.6%
		Senior Secured First Lien Term Loans LIBOR + 9.000%, 1.500% Floor(3)(4) 8)	11/10/2019	19,523,810	19,523,810	19,569,138	2.9%
		Warrants to purchase 4.2% of the outstanding equity(4) 6)	2/10/2018	—	769,231	1,640,082	0.2%

				23,553,833	24,323,064	25,231,770
Drew Marine Partners, LP	Transportation: Cargo	Senior Secured Second Lien Term Loans LIBOR + 7.000%, 1.000% Floor(9)	5/19/2021	10,000,000	10,066,712	9,539,857	1.4%

				10,000,000	10,066,712	9,539,857
Dynamic Energy Services International LLC	Energy: Oil & Gas	Senior Secured First Lien Term Loans LIBOR + 8.500%, 1.000% Floor(4)(13)	3/6/2018	9,125,000	9,125,000	8,841,760	1.3%

				9,125,000	9,125,000	8,841,760
EarthLink, Inc.(12)	Telecommunications	Senior Secured First Lien Notes 7.375%(7)(11)	6/1/2020	2,450,000	2,440,823	2,495,937	0.4%

				2,450,000	2,440,823	2,495,937
First Boston Construction Holdings, LLC	Banking, Finance,	Preferred Equity(4)(6)		—	878,907	878,907	0.1%
	Insurance & Real Estate	Senior Secured First Lien Notes 12.000%(4)(8)	12/31/2020	3,515,625	3,515,625	3,515,629	0.5%

				3,515,625	4,394,532	4,394,536
FKI Security Group LLC	Capital Equipment	Senior Secured First Lien Term Loans LIBOR + 8.500%, 1.000% Floor(3)(4)	3/30/2020	14,812,500	14,812,500	14,479,785	2.1%

				14,812,500	14,812,500	14,479,785
Frontier Communications Corp.(12)	Telecommunications	Senior Secured First Lien Notes 10.250%(7)(11)	9/15/2022	2,000,000	2,000,000	1,992,500	0.3%

				2,000,000	2,000,000	1,992,500

See accompanying notes to consolidated financial statements.

Company(1)	Industry	Type of Investment	Maturity	Par Amount	Cost	Fair Value	% of Net Assets(2)
Gastar Exploration USA, Inc.	Energy: Oil & Gas	Senior Secured First Lien Notes 8.625%(7)(11)	5/15/2018	$5,400,000	$5,409,861	$2,828,250	0.4%

				5,400,000	5,409,861	2,828,250
Genex Holdings, Inc.(10)	Banking, Finance, Insurance & Real Estate	Senior Secured Second Lien Term Loans LIBOR + 7.750%, 1.000% Floor(9)	5/30/2022	9,500,000	9,528,566	9,269,729	1.4%

				9,500,000	9,528,566	9,269,729
GK Holdings, Inc.	Services: Business	Senior Secured Second Lien Term Loans LIBOR + 9.500%, 1.000% Floor(3)	1/20/2022	10,000,000	10,000,000	9,505,351	1.4%

				10,000,000	10,000,000	9,505,351
Green Field Energy Services, Inc.	Energy: Oil & Gas	Senior Secured First Lien Notes 13.000%(4)(5)(7)	11/15/2016	766,616	754,768	157,156	0.0%
		Warrants/Equity(4)(6)		—	29,000	—	0.0%

				766,616	783,768	157,156
GTCR Valor Companies, Inc.	High Tech Industries	Senior Secured First Lien Term Loans LIBOR + 5.000%, 1.000% Floor(9)	5/30/2021	2,913,869	2,889,196	2,893,847	0.4%
		Senior Secured Second Lien Term Loans LIBOR + 8.500%, 1.000% Floor(9)	11/30/2021	4,000,000	3,965,863	3,876,807	0.6%

				6,913,869	6,855,059	6,770,654
HBC Holdings, LLC	Wholesale	Senior Secured First Lien Term Loans LIBOR + 5.750%, 1.000% Floor(4)(9)	3/30/2020	14,812,500	14,812,500	14,025,813	2.1%

				14,812,500	14,812,500	14,025,813
Heligear Acquisition Co.	Aerospace & Defense	Senior Secured First Lien Notes 10.250%(4)(7)	10/15/2019	15,000,000	15,000,000	15,209,164	2.3%

				15,000,000	15,000,000	15,209,164
Hill International, Inc.(12)	Construction & Building	Senior Secured First Lien Term Loans LIBOR + 6.750%, 1.000% Floor(4)(9)	9/26/2020	16,787,500	16,787,500	16,524,481	2.5%

				16,787,500	16,787,500	16,524,481
Holland Acquisition Corp.	Energy: Oil & Gas	Senior Secured First Lien Term Loans LIBOR + 9.000%, 1.000% Floor(9)	5/29/2018	4,550,691	4,497,331	3,952,221	0.6%

				4,550,691	4,497,331	3,952,221
Ignite Restaurant Group, Inc.	Hotel, Gaming & Leisure	Senior Secured First Lien Term Loans LIBOR + 7.000%, 1.000% Floor(9)	2/13/2019	9,310,973	9,204,898	9,192,804	1.4%

				9,310,973	9,204,898	9,192,804
IHS Intermediate, Inc.	Services: Business	Senior Secured Second Lien Term Loans LIBOR + 8.250%, 1.000% Floor(9)	7/20/2022	25,000,000	25,000,000	25,000,000	3.7%

				25,000,000	25,000,000	25,000,000
Interface Security Systems, Inc.	Services: Consumer	Senior Secured First Lien Notes 9.250%(7)(11)	1/15/2018	3,417,000	3,449,657	3,348,660	0.5%

				3,417,000	3,449,657	3,348,660

See accompanying notes to consolidated financial statements.

Company(1)	Industry	Type of Investment	Maturity	Par Amount	Cost	Fair Value	% of Net Assets(2)
Invision Diversified, LLC	Services: Business	Senior Secured First Lien Term Loans LIBOR + 8.500%, 1.000% Floor(3)(4)	6/30/2020	$24,875,000	$24,875,000	$24,658,836	3.7%

				24,875,000	24,875,000	24,658,836
IPS Corporation	Wholesale	Senior Secured First Lien Term Loans LIBOR + 6.250%, 1.000% Floor(14)	2/5/2021	9,875,139	9,875,139	9,527,050	1.4%

				9,875,139	9,875,139	9,527,050
IronGate Energy Services, LLC	Energy: Oil & Gas	Senior Secured First Lien Notes 11.000%(7)	7/1/2018	3,000,000	2,968,199	1,639,824	0.2%

				3,000,000	2,968,199	1,639,824
Isola USA Corp.(10)	High Tech Industries	Senior Secured First Lien Term Loans LIBOR + 8.250%, 1.000% Floor(9)	11/29/2018	5,723,899	5,815,211	5,046,729	0.7%

				5,723,899	5,815,211	5,046,729
JAC Holding Corp.	Automotive	Senior Secured First Lien Notes 11.500%(4)(7)	10/1/2019	12,000,000	12,000,000	12,182,259	1.8%

				12,000,000	12,000,000	12,182,259
Jordan Reses Supply Company, LLC	Healthcare & Pharmaceuticals	Senior Secured Second Lien Term Loans LIBOR + 11.000%, 1.000% Floor(3)(4)	4/24/2020	5,000,000	5,000,000	4,996,309	0.7%

				5,000,000	5,000,000	4,996,309
Liquidnet Holdings, Inc.	Banking, Finance, Insurance & Real Estate	Senior Secured First Lien Term Loans LIBOR + 6.750%, 1.000% Floor(9)	5/22/2019	6,475,000	6,404,231	6,266,994	0.9%

				6,475,000	6,404,231	6,266,994
Livingston International, Inc.(10)(12)	Transportation: Cargo	Senior Secured Second Lien Term Loans LIBOR + 7.750%, 1.250% Floor(9)	4/18/2020	2,658,504	2,654,864	2,453,765	0.4%

				2,658,504	2,654,864	2,453,765
LTCG Holdings Corp.	Banking, Finance, Insurance & Real Estate	Senior Secured First Lien Term Loans LIBOR + 5.000%, 1.000% Floor(9)	6/6/2020	2,838,571	2,827,577	2,635,361	0.4%

				2,838,571	2,827,577	2,635,361
Miller Heiman, Inc.	Services: Business	Senior Secured First Lien Term Loans LIBOR + 5.750%, 1.000% Floor(9)	9/30/2019	24,062,500	24,062,500	22,595,225	3.4%

				24,062,500	24,062,500	22,595,225
Nathan’s Famous, Inc.	Beverage & Food	Senior Secured First Lien Notes 10.000%	3/15/2020	7,000,000	7,000,000	7,344,926	1.1%

				7,000,000	7,000,000	7,344,926
Nation Safe Drivers Holdings, Inc.	Banking, Finance, Insurance & Real Estate	Senior Secured Second Lien Term Loans LIBOR + 8.000%, 2.000% Floor(4)(9)	9/29/2020	20,676,479	20,676,479	20,357,441	3.0%

				20,676,479	20,676,479	20,357,441
New Media Holdings II, LLC	Media: Advertising, Printing & Publishing	Senior Secured First Lien Term Loans LIBOR + 6.250%, 1.000% Floor(9)	6/4/2020	18,228,044	18,210,156	17,977,409	2.7%

				18,228,044	18,210,156	17,977,409

See accompanying notes to consolidated financial statements.

Company(1)	Industry	Type of Investment	Maturity	Par Amount	Cost	Fair Value	% of Net Assets(2)
Newpage Corp.	Media: Advertising, Printing & Publishing	Senior Secured First Lien Term Loans LIBOR + 8.250%, 1.250% Floor(5)(9)	2/11/2021	$9,750,000	$9,648,176	$3,503,868	0.5%

				9,750,000	9,648,176	3,503,868
Northern Lights MIDCO, LLC	Banking, Finance, Insurance & Real Estate	Senior Secured First Lien Term Loans LIBOR + 9.500%, 1.500% Floor(3)(4)	11/21/2019	4,523,750	4,523,750	4,588,252	0.7%

				4,523,750	4,523,750	4,588,252
Novetta Solutions LLC	High Tech Industries	Senior Secured Second Lien Term Loans LIBOR + 8.500%, 1.000% Floor(3)	10/15/2023	11,000,000	10,892,695	10,890,000	1.6%

				11,000,000	10,892,695	10,890,000
Omnitracs, Inc.	High Tech Industries	Senior Secured Second Lien Term Loans LIBOR + 7.750%, 1.000% Floor(9)	5/25/2021	7,000,000	7,012,936	6,710,175	1.0%

				7,000,000	7,012,936	6,710,175
Oxford Mining Company, LLC	Metals & Mining	Senior Secured First Lien Term Loans LIBOR + 8.500%, 0.750% Floor, 3.000% PIK(4)(9)	12/31/2018	20,288,028	20,288,028	19,383,182	2.9%

				20,288,028	20,288,028	19,383,182
Physiotherapy Corporation	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loans LIBOR + 4.750%, 1.000% Floor(9)	6/4/2021	7,481,250	7,481,250	7,471,986	1.1%

				7,481,250	7,481,250	7,471,986
Reddy Ice Corporation	Beverage & Food	Senior Secured Second Lien Term Loans LIBOR + 9.500%, 1.250% Floor(4)(9)	11/1/2019	2,000,000	2,000,000	1,548,874	0.2%

				2,000,000	2,000,000	1,548,874
Research Now Group, Inc.	Services: Business	Senior Secured Second Lien Term Loans LIBOR + 8.750%, 1.000% Floor(9)	3/18/2022	15,000,000	15,000,000	14,283,218	2.1%

				15,000,000	15,000,000	14,283,218
Response Team Holdings, LLC	Construction & Building	Preferred Equity 12% PIK(4)	3/28/2019	3,430,847	3,173,440	3,267,264	0.5%
		Senior Secured First Lien Term Loans LIBOR + 8.500%, 2.000% Floor, 1.000% PIK(3)(4)	3/28/2019	16,161,908	16,161,908	16,298,673	2.4%
		Warrants to purchase 3.70% of the outstanding common units(4)(6)		—	257,407	895,051	0.1%

				19,592,755	19,592,755	20,460,988
School Specialty, Inc.	Wholesale	Senior Secured First Lien Term Loans LIBOR + 8.500%, 1.000% Floor(3)	6/11/2019	10,087,334	10,035,592	9,943,063	1.5%

				10,087,334	10,035,592	9,943,063
Ship Supply Acquisition Corporation	Services: Business	Senior Secured First Lien Term Loans LIBOR + 8.000%, 1.000% Floor(3)(4)(8)	7/31/2020	24,687,500	24,687,500	24,687,499	3.7%

				24,687,500	24,687,500	24,687,499

See accompanying notes to consolidated financial statements.

Company(1)	Industry	Type of Investment	Maturity	Par Amount	Cost	Fair Value	% of Net Assets(2)
Sizzling Platter, LLC	Hotel, Gaming & Leisure	Senior Secured First Lien Term Loans LIBOR + 7.500%, 1.000% Floor(9)	4/28/2020	$15,000,000	$15,000,000	$14,865,921	2.2%

				15,000,000	15,000,000	14,865,921
Software Paradigms International Group, LLC	High Tech Industries	Senior Secured First Lien Term Loans LIBOR + 8.000%, 1.000% Floor(4)(8)(9)	5/22/2020	32,098,298	32,098,298	32,044,613	4.8%

				32,098,298	32,098,298	32,044,613
Southwest Dealer Services, Inc.	Automotive	Senior Secured First Lien Term Loans LIBOR + 6.000%, 1.000% Floor(3)(4)	3/16/2020	2,677,738	2,677,738	2,635,463	0.4%

				2,677,738	2,677,738	2,635,463
Survey Sampling International, LLC	Services: Business	Senior Secured Second Lien Term Loans LIBOR + 9.000%, 1.000% Floor(9)	12/16/2021	24,000,000	24,000,000	22,978,470	3.4%

				24,000,000	24,000,000	22,978,470
Techniplas LLC	Automotive	Senior Secured First Lien Notes 10.000%(7)(11)	5/1/2020	6,000,000	6,000,000	4,290,000	0.6%

				6,000,000	6,000,000	4,290,000
The Garretson Resolution Group, Inc.	Services: Business	Senior Secured First Lien Term Loans LIBOR + 6.500%, 1.000% Floor(3)	5/22/2021	9,875,000	9,829,704	9,865,262	1.5%

				9,875,000	9,829,704	9,865,262
TouchTunes Interactive Networks, Inc.	Media: Diversified & Production	Senior Secured Second Lien Term Loans LIBOR + 8.250%, 1.000% Floor(9)	5/29/2022	7,500,000	7,500,000	7,222,625	1.1%

				7,500,000	7,500,000	7,222,625
TravelCLICK, Inc.(10)	Hotel, Gaming & Leisure	Senior Secured Second Lien Term Loans LIBOR + 7.750%, 1.000% Floor(9)	11/6/2021	6,000,000	5,924,246	5,663,438	0.8%

				6,000,000	5,924,246	5,663,438
True Religion Apparel, Inc.	Retail	Senior Secured Second Lien Term Loans LIBOR + 10.000%, 1.000% Floor(13)	1/30/2020	4,000,000	3,875,200	144,856	0.0%

				4,000,000	3,875,200	144,856
U.S. Auto Sales Inc.	Banking, Finance, Insurance & Real Estate	Senior Secured Second Lien Term Loans LIBOR + 10.500%, 1.000% Floor(3)(4)	6/8/2020	5,500,000	5,500,000	5,402,354	0.8%

				5,500,000	5,500,000	5,402,354
U.S. Well Services, LLC	Energy: Oil & Gas	Warrants(6)	2/21/2019	—	173	—	0.0%

				—	173	—
Valence Surface Technologies, Inc.	Aerospace & Defense	Senior Secured First Lien Term Loans LIBOR + 5.500%, 1.000% Floor(9)	6/13/2019	4,682,801	4,658,352	4,516,541	0.7%

				4,682,801	4,658,352	4,516,541

See accompanying notes to consolidated financial statements.

Company(1)	Industry	Type of Investment	Maturity	Par Amount	Cost	Fair Value	% of Net Assets(2)
Velocity Pooling Vehicle, LLC	Automotive	Senior Secured Second Lien Term Loans LIBOR + 7.250%, 1.000% Floor(4)(9)	5/14/2022	$20,625,000	$18,245,261	$14,441,745	2.1%

				20,625,000	18,245,261	14,441,745
Vestcom International, Inc.	Services: Business	Senior Secured Second Lien Term Loans LIBOR + 7.750%, 1.000% Floor(13)	9/30/2022	5,000,000	5,000,000	4,947,615	0.7%

				5,000,000	5,000,000	4,947,615
Watermill-QMC Midco, Inc.	Automotive	Equity(4)(6)		—	514,195	661,630	0.1%
		Senior Secured First Lien Term Loans 12.000%, 1.000% PIK(4)	6/30/2020	26,657,799	26,657,799	26,683,851	4.0%

				26,657,999	27,171,994	27,345,481
YP LLC(10)	Media: Advertising, Printing & Publishing	Senior Secured First Lien Term Loans LIBOR + 6.750%, 1.250% Floor(9)	6/4/2018	3,130,435	3,153,210	3,091,531	0.5%

				3,130,435	3,153,210	3,091,531
Z Gallerie, LLC	Retail	Senior Secured First Lien Term Loans LIBOR + 6.500%, 1.000% Floor(13)	10/8/2020	4,730,307	4,684,722	4,688,655	0.7%

				4,730,307	4,684,722	4,688,655

Total non-controlled/non-affiliated investments					$911,640,087	$859,500,211	127.5%

Controlled/affiliated investments(15) – 7.1%(1)(2)
Nomida LLC	Construction & Building	Equity(6)		—	5,400,000	5,400,000	0.8%
		Senior Secured First Lien Term Loans 10.000%	12/1/2020	8,100,000	8,100,000	8,100,042	1.2%

				8,100,000	13,500,000	13,500,042
Sierra Senior Loan Strategy JV I LLC	Multi- Sector Holdings	Equity		34,272,500	34,272,500	34,362,191	5.1%

				34,272,500	34,272,500	34,362,191

Total controlled/affiliated investments					$47,772,500	$47,862,233	7.1%

Money market fund – 2.3%
Federated Prime Obligations Fund		Money Market 0.01%		$15,456,069	$15,456,069	$15,456,069	2.3%

Total money market fund					$15,456,069	$15,456,069	2.3%

Derivative Instrument—Long Exposure					Notional Amount	Unrealized Appreciation (Depreciation)
Total return swap with Citibank, N.A.(Note 5)		Total Return Swap			$206,455,990	$(27,365,819)

					$206,455,990	$(27,365,819)

(1)	All of the Company’s investments are domiciled in the United States except for Atrium Innovations, Inc. and Livingston International, Inc. which are domiciled in Canada.
(2)	Percentage is based on net assets of $674,124,099 as of December 31, 2015.
(3)	The interest rate on these loans is subject to a base rate plus 1 Month (“1M”) LIBOR, which at December 31, 2015 was 0.43%. As the interest rate is subject to a minimum LIBOR floor which was greater than the 1M LIBOR rate at December 31, 2015, the prevailing rate in effect at December 31, 2015 was the base rate plus the LIBOR floor.

See accompanying notes to consolidated financial statements.

(4)	An affiliated fund that is managed by an affiliate of SIC Advisors LLC also holds an investment in this security.
(5)	The investment was on non-accrual status as of December 31, 2015.
(6)	Security is non-income producing.
(7)	Securities are exempt from registration under Rule 144A of the Securities Act of 1933. These securities represent a fair value of $55,612,309 and 14.8% of net assets as of December 31, 2015 and are considered restricted.
(8)	The investment has an unfunded commitment as of December 31, 2015. For further details see Note 11. Fair value includes an analysis of the unfunded commitment.
(9)	The interest rate on these loans is subject to a base rate plus 3 Month (“3M”) LIBOR, which at December 31, 2015 was 0.61%. As the interest rate is subject to a minimum LIBOR floor which was greater than the 3M LIBOR rate at December 31, 2015, the prevailing rate in effect at December 31, 2015 was the base rate plus the LIBOR floor.
(10)	Security is also held in the underlying portfolio of the total return swap with Citibank, N.A. (see Note 5). The Company’s total exposure to American Beacon Advisors, Inc., Asurion Corp., Collective Brands Finance, Inc., Genex Holdings, Inc., Isola USA Corp., Livingston International, Inc., TravelCLICK, Inc., and YP LLC is $6,930,495 or 1.0%, $10,824,121 or 1.6%, $8,405,126 or 1.2%, $12,227,341 or 1.8%, $8,814,354 or 1.3%, $4,423,208 or 0.7%, $15,382,512 or 2.3%, $6,245,444 or 0.9%, respectively, of Net Assets as of December 31, 2015.
(11)	Represents securities in Level 2 in the ASC 820 table (see Note 4).
(12)	The investment is not a qualifying asset under Section 55 of the Investment Company Act of 1940, as amended. Non-qualifying assets represent 4.1% of the Company’s portfolio at fair value.
(13)	The interest rate on these loans is subject to a base rate plus 6 Month (“6M”) LIBOR, which at December 31, 2015 was 0.85%. As the interest rate is subject to a minimum LIBOR floor which was greater than the 6M LIBOR rate at December 31, 2015, the prevailing rate in effect at December 31, 2015 was the base rate plus the LIBOR floor.
(14)	The interest rate on these loans is subject to a base rate plus 2 Month (“2M”) LIBOR, which at December 31, 2015 was 0.51%. As the interest rate is subject to a minimum LIBOR floor which was greater than the 2M LIBOR rate at December 31, 2015, the prevailing rate in effect at December 31, 2015 was the base rate plus the LIBOR floor.
(15)	Control Investments are defined by the Investment Company Act of 1940 (“1940 Act”) as investments in companies in which the Company owns more than 25% of the voting securities or maintains greater than 50% of the board representation.

See accompanying notes to consolidated financial statements.

SIERRA INCOME CORPORATION

Notes to Consolidated Financial Statements

September 30, 2016

(unaudited)

Note 1. Organization

Sierra Income Corporation (the “Company”) was incorporated under the general corporation laws of the State of Maryland on June 13, 2011 and formally commenced operations on April 17, 2012. The Company is an externally managed, non-diversified closed-end management investment company that has elected to be treated as a business development company (“BDC”) under the Investment Company Act of 1940 (the “1940 Act”). The Company is externally managed by SIC Advisors LLC (“SIC Advisors”), a registered investment adviser under the Investment Advisers Act of 1940, as amended (the “Advisers Act”). SIC Advisors is a majority owned subsidiary of Medley LLC, which is controlled by Medley Management Inc., a publicly traded asset management firm (NYSE: MDLY), which in turn is controlled by Medley Group LLC, an entity wholly-owned by the senior professionals of Medley LLC. The term “Medley” refers to the collective activities of Medley Capital LLC, Medley LLC, Medley Management Inc., Medley Group LLC, SIC Advisors, associated investment funds and their respective affiliates. The Company has elected and intends to continue to qualify to be treated for U.S. federal income tax purposes as a Regulated Investment Company (“RIC”) under subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”). The Company’s fiscal year-end is December 31st.

On April 17, 2012, the Company successfully reached its minimum escrow requirement and officially commenced operations by issuing 1,108,033 shares of common stock to SIC Advisors for gross proceeds of $10,000,000. The Company’s offering period is currently scheduled to terminate on April 17, 2017, unless further extended. As of September 30, 2016, the Company has sold a total of 93,716,607 shares of common stock, which includes shares issued as part of the distribution reinvestment plan (see Note 13), for total proceeds of $956 million, which includes the shares sold to SIC Advisors. The proceeds from the issuance of common stock are presented in the Company’s consolidated statements of changes in net assets and consolidated statements of cash flows and are presented net of selling commissions and dealer manager fees.

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

The Company holds debt and preferred equity investments that contain a payment-in-kind (“PIK”) interest provision. PIK interest, which represents contractually deferred interest added to the investment balance that is generally due at maturity, is recorded on the accrual basis to the extent such amounts are expected to be collected. PIK interest is not accrued if the Company does not expect the issuer to be able to pay all principal and interest when due. For the three and nine months ended September 30, 2016, the Company earned $236,353 and $3,722,884 in PIK interest, respectively. For the three and nine months ended September 30, 2015, the Company earned $511,922 and $1,182,080 in PIK interest, respectively.

Investment transactions are accounted for on a trade-date basis. Realized gains or losses on investments are measured by the difference between the net proceeds from the disposition and the amortized cost basis of investment, without regard to unrealized gains or losses previously recognized. During the three and nine months ended September 30, 2016, we recognized $11,844,083 in realized losses related to certain non-cash restructuring transactions, which is recorded on the consolidated statements of operations as a component of net realized gain/(loss) from non-controlled/non-affiliated investments. The Company reports changes in fair value of investments that are measured at fair value as a component of the net change in unrealized appreciation/(depreciation) on investments in the consolidated statements of operations. For total return swap transactions (see Note 5), periodic payments are received or made at the end of each settlement period, but prior to settlement are recorded as realized gains or losses on total return swap in the consolidated statements of operations.

Management reviews all loans that become 90 days or more past due on principal and interest or when there is reasonable doubt that principal or interest will be collected for possible placement on management’s designation of non-accrual status. Accrued interest is generally reserved when a loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment regarding collectability. Non-accrual loans are restored to accrual status when past due principal and interest is paid and, in management’s judgment, are likely to remain current, although the Company may make exceptions to this general rule if the loan has sufficient collateral value and is in the process of collection. At September 30, 2016, eight portfolio investments were on non-accrual status with a cost of $38,207,830 and a fair value of $20,853,448 or 2.21% of the fair value of the Company’s portfolio. At December 31, 2015, three portfolio investments were on non-accrual status with a cost of $21,485,015 and a fair value of $9,902,391 or 1.09% of the fair value of the Company’s portfolio.

Interest income from investments in the “equity” class of a CLO security (typically subordinated notes) is recorded based upon an estimation of an effective yield to expected maturity utilizing assumed cash flows in accordance with ASC 325-40, Beneficial Interests in Securitized Financial Assets. We monitor the expected cash flows from these investments, including the expected residual payments, and the effective yield is determined and updated periodically.

Investment Classification

The Company classifies its investments in accordance with the requirements of the 1940 Act. Under the 1940 Act, the Company would be deemed to “control” a portfolio company if it owns more than 25% of its outstanding voting securities and/or had the power to exercise control over the management or policies of such portfolio company. The Company refers to such investments in portfolio companies that it “controls” as “Controlled Investments.” Under the 1940 Act, the Company would be deemed to be an “Affiliated Person” of a portfolio company if it owns at least 5%, but no more than 25%, of the portfolio company’s outstanding voting securities or if it is under common control with such portfolio company. The Company refers to such investments in Affiliated Persons as “Affiliated Investments.”

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

The Company undertakes a multi-step valuation process each quarter when valuing investments for which market quotations are not readily available, as described below:

•	the Company’s quarterly valuation process begins with each portfolio investment being initially valued by the valuation professionals;

•	conclusions are then documented and discussed with senior management; and

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

The Company’s investments in subordinated notes are carried at fair value, which is based on a discounted cash flow model. The discounted cash flow model models both the underlying collateral (“assets”) and the liabilities of the collateralized loan obligation (“CLO”) capital structure. The discounted cash flow model uses a set of assumptions including projected default rates, recovery rates, reinvestment rates and prepayment rates in order to arrive at estimated cash flows of the assets. The discounted cash flow model distributes the asset cash flows to the liability structure based on the payment priorities and discounts them back using appropriate market discount rates based on discount rates for comparable CLOs. The assumptions are based on available market data as well as management estimates. Additional data is used to validate the results from the discounted cash flow method, such as analysis of relevant data observed in the CLO market, review of quotes, where available, recent acquisitions and observable transactions in the subordinated notes, among other factors.

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

The Company’s Taxable Subsidiaries accrue income taxes payable based on the applicable corporate rates on the unrealized gains generated by the investments held by the Taxable Subsidiaries. As of September 30, 2016 and December 31, 2015, the Company recorded a deferred tax liability of $206,332 and $298,827, respectively, on the consolidated statements of assets and liabilities. The change in deferred tax liabilities is included as a component of net gain/(loss) on investments and total return swap on investments in the consolidated statements of operations.

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

The Company accounts for income taxes in conformity with ASC Topic 740 — Income Taxes (“ASC 740”). ASC 740 provides guidelines for how uncertain tax positions should be recognized, measured, presented and disclosed in financial statements. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more likely than not” to be sustained by the applicable tax authority. Tax positions deemed to meet the “more likely than not” threshold would be recorded as a tax benefit or expense in the current period. The Company recognizes interest and penalties, if any, related to unrecognized tax benefits as income tax expense in the consolidated statements of operations. There were no interest or penalties due to material uncertain income tax positions at September 30, 2016 or 2015.

The following table reflects, for U.S. federal income tax purposes, the sources of the cash distributions that the Company has paid on its common stock during the nine months ended September 30, 2016 and 2015:

	Nine months ended September 30, 2016		Nine months ended September 30, 2015
Source of Distribution	Distribution Amount	Percentage	Distribution Amount	Percentage
Return of capital from offering proceeds	$—	—%	$—	—%
Return of capital from borrowings	—	—	—	—
Ordinary income(1)	53,464,883	100.0	40,537,983	100.0
Net realized gain	—	—	—	—
Return of capital (other)	—	—	—	—

Distributions on a tax basis:	$53,464,883	100.0%	$40,537,983	100.0%

(1)	For the nine months ended September 30, 2016 and 2015, if expense support payments of $16,093,129 and $3,003,964, respectively, were not made by SIC Advisors, approximately 30% and 7% of the distributions, respectively, would have been a return of capital for GAAP purposes.

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

In May 2015, the FASB issued ASU 2015-07 Fair Value Measurements: Disclosures for Investments in Certain Entitles that Calculate Net Asset Value per Share (or its Equivalent). The pronouncement removes the requirement to categorize within the fair value hierarchy all investments for which fair value is measured using NAV per share practical expedient. The pronouncement also removes the requirement to make certain disclosures for all investments that are eligible to be measured at fair value using the NAV per share practical expedient. Rather, those disclosures are limited to the investments for which the entity has not elected to measure the fair value using that practical expedient. For public business entities, the guidance becomes effective and will be applied retrospectively for fiscal years beginning after December 15, 2015 and interim periods within those years; however, early adoption is permitted. The Company elected to adopt the pronouncement, therefore the Company excluded all investments in affiliated entities fair valued using the practical expedient from the fair value hierarchy.

In April 2015, the FASB issued ASU 2015-03, Interest — Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-03”). ASU 2015-03 requires that the debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. For public business entities, the guidance is effective for annual and interim periods beginning after December 15, 2015. Prior to adoption, the Company recorded deferred debt issuance costs as deferred financing costs as an asset on the consolidated statements of assets and liabilities. Upon adoption, the Company reclassified all of these costs as unamortized debt issuance costs that reduce debt in the liabilities on the consolidated statements of assets and liabilities and retrospectively reclassified $3,239,404 of deferred debt issuance costs that were previously presented as deferred financing costs as an asset as of December 31, 2015.

Note 3. Investments

The following table shows the amortized cost and the fair value of the Company’s portfolio investments as of September 30, 2016:

	Amortized Cost	Percentage	Fair Value	Percentage
Senior secured first lien term loans	$496,306,593	50.0%	$474,771,718	50.4%
Senior secured second lien term loans	279,994,978	28.2	259,981,878	27.6
Senior secured first lien notes	76,368,131	7.7	74,098,199	7.9
Subordinated notes	60,093,359	6.1	61,152,756	6.5
Sierra Senior Loan Strategy JV I LLC	54,222,500	5.5	52,572,635	5.6
Warrants/Equity	24,321,050	2.5	19,156,744	2.0

Total	$991,306,611	100.0%	$941,733,930	100.0%

The following table shows the amortized cost and the fair value of the Company’s portfolio investments as of December 31, 2015:

	Amortized Cost	Percentage	Fair Value	Percentage
Senior secured first lien term loans	$538,120,165	56.1%	$514,638,093	56.7%
Senior secured second lien term loans	300,961,738	31.3	278,645,462	30.7
Senior secured first lien notes	72,512,631	7.6	66,472,862	7.3
Sierra Senior Loan Strategy JV I LLC	34,272,500	3.6	34,362,191	3.8
Warrants/Equity	13,545,553	1.4	13,243,836	1.5

Total	$959,412,587	100.0%	$907,362,444	100.0%

The following table shows the composition of the Company’s portfolio investments by industry classification at September 30, 2016:

	Amortized Cost	Percentage	Fair Value	Percentage
Services: Business	$160,483,280	16.2%	$154,230,057	16.4%
Multi-Sector Holdings	114,315,859	11.5	113,725,391	12.1
Hotel, Gaming & Leisure	74,679,711	7.5	71,870,786	7.6
Aerospace & Defense	69,469,210	7.0	70,317,298	7.5
Retail	67,150,504	6.8	60,274,798	6.4
Banking, Finance, Insurance & Real Estate	64,570,892	6.5	64,526,062	6.9
Construction & Building	60,034,601	6.1	58,624,754	6.2
Healthcare & Pharmaceuticals	50,027,574	5.1	41,466,590	4.4
Automotive	43,726,233	4.4	36,099,248	3.8
Energy: Oil & Gas	36,097,850	3.6	24,939,244	2.6
Wholesale	33,691,986	3.4	32,795,039	3.5
Telecommunications	30,577,238	3.1	30,813,298	3.3
Transportation: Cargo	29,006,673	2.9	28,397,702	3.0
High Tech Industries	27,814,488	2.8	26,841,758	2.9
Media: Advertising, Printing & Publishing	23,109,642	2.3	21,979,712	2.3
Metals & Mining	20,661,468	2.1	20,245,760	2.1
Beverage & Food	18,974,790	1.9	19,332,770	2.1
Media: Broadcasting & Subscription	17,988,559	1.8	15,931,782	1.7
Media: Diversified & Production	15,247,000	1.6	15,358,083	1.6
Capital Equipment	14,531,250	1.5	14,605,650	1.6
Chemicals, Plastics & Rubber	14,017,238	1.4	14,232,487	1.5
Services: Consumer	5,130,565	0.5	5,125,661	0.5

Total	$991,306,611	100.0%	$941,733,930	100.0%

The following table shows the composition of the Company’s portfolio investments by industry classification at December 31, 2015:

	Amortized Cost	Percentage	Fair Value	Percentage
Services: Business	$162,454,704	16.9%	$158,521,476	17.5%
Automotive	94,003,186	9.8	88,543,148	9.8
Hotel, Gaming & Leisure	75,495,735	7.9	75,913,663	8.4
Banking, Finance, Insurance & Real Estate	69,106,169	7.2	67,384,528	7.4
High Tech Industries	67,487,490	7.0	66,253,186	7.3
Construction & Building	57,505,328	6.0	57,914,053	6.4
Retail	65,476,277	6.8	57,645,912	6.3
Aerospace & Defense	52,076,795	5.4	51,868,704	5.7
Healthcare & Pharmaceuticals	52,018,089	5.4	46,118,747	5.1
Multi-Sector Holdings	34,272,500	3.6	34,362,191	3.8
Wholesale	34,723,231	3.6	33,495,926	3.7
Telecommunications	31,142,723	3.3	30,687,067	3.4
Energy: Oil & Gas	40,228,391	4.2	25,360,825	2.8
Media: Advertising, Printing & Publishing	31,011,542	3.2	24,572,808	2.7
Metals & Mining	20,288,028	2.1	19,383,182	2.1
Media: Broadcasting & Subscription	17,290,041	1.8	16,358,521	1.8
Capital Equipment	14,812,500	1.6	14,479,785	1.6
Transportation: Cargo	12,721,576	1.3	11,993,622	1.3
Beverage & Food	9,000,000	0.9	8,893,800	1.0
Media: Diversified & Production	7,500,000	0.8	7,222,625	0.8
Services: Consumer	6,449,657	0.7	6,348,660	0.7
Chemicals, Plastics & Rubber	4,348,625	0.5	4,040,015	0.4

Total	$959,412,587	100.0%	$907,362,444	100.0%

See Note 5 for industry classifications of the underlying total return swap reference assets as of September 30, 2016 and December 31, 2015.

The following table shows the composition of the Company’s portfolio investments by geography classification at fair value at September 30, 2016:

Geography	Fair Value	Percentage
United States	$934,269,528	99.2%
Canada	7,464,402	0.8

Total	$941,733,930	100.0%

The following table shows the composition of the Company’s portfolio investments by geography classification at fair value at December 31, 2015:

Geography	Fair Value	Percentage
United States	$900,652,429	99.3%
Canada	6,710,015	0.7

Total	$907,362,444	100.0%

During the nine months ended September 30, 2016, the Company had investments in portfolio companies designated as controlled/affiliated investments under the 1940 Act. Transactions with control investments were as follows:

Name of Investment	Fair Value at December 31, 2015	Purchases (Sales) of/ Advances (Distributions) to Affiliates	Transfers In/(Out) of Affiliates	Net change in unrealized appreciation/ (depreciation)	Fair Value at September 30, 2016	Income Earned	Realized Gain/ (Loss)
Controlled/affiliated Investments Nomida LLC, Equity(1)	$5,400,000	$—	$—	$—	$5,400,000	$—	$—
Nomida LLC, Senior secured first lien term loan(1)	8,100,042	—	—	14,700	8,114,742	616,500	—
Sierra Senior Loan Strategy JV I LLC(2)	34,362,191	19,950,000	—	(1,739,556)	52,572,635	3,570,000	—

Total	$47,862,233	$19,950,000	$—	$(1,724,856)	$66,087,377	$4,186,500	$—

(1)	Nomida LLC (“Nomida”) is a non-public real estate investment formed by the Company to purchase and develop a residential property. The Company is the sole equity shareholder of Nomida and has provided 100% of the debt financing to the entity. The Company acts as Nomida’s sole member responsible for Nomida’s daily operations. In addition, the Chief Financial Officer and Secretary of the Company also serves as President of Nomida. The assets of Nomida are comprised of a residential development property in the city of Chicago, IL and the proceeds of the loan from the Company; the liabilities of Nomida consist of the loan payable to the Company.
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

Purchases (sales) of/advances (distributions) to controlled affiliates are included in the purchases and sales presented on the consolidated statements of cash flows for the nine months ended September 30, 2016. Transfers in/(out) of affiliates represents the fair value for the month an investment became or was removed as an affiliated investment. Income received from controlled affiliates is included in total investment income on the consolidated statements of operations for the three and nine months ended September 30, 2016.

During the nine months ended September 30, 2015, the Company had investments in portfolio companies designated as controlled/affiliated investments under the 1940 Act. Transactions with control investments were as follows:

Name of Investment	Fair Value at December 31, 2014	Purchases (Sales) of/ Advances (Distributions) to Affiliates	Transfers In/(Out) of Affiliates	Net change in unrealized appreciation/ (depreciation)	Fair Value at September 30, 2015	Income Earned	Realized Gain/ (Loss)
Sierra Senior Loan Strategy JV I LLC(1)	$—	$28,147,500	$—	$(402,200)	$27,745,300	$—	$—

(1)	The Company and GALIC are the members of Sierra JV. The members of Sierra JV make capital contributions as investments by Sierra JV are completed, and all portfolio and other material decisions regarding Sierra JV must be submitted to Sierra JV’s board of managers, which is comprised of an equal number of members appointed by each of the Company and GALIC. Approval of Sierra JV’s board of managers requires the unanimous approval of a quorum of the board of managers, with a quorum consisting of equal representation of members appointed by each of the Company and GALIC. Because management of Sierra JV is shared equally between the Company and GALIC, the Company does not have operational control over the Sierra JV for purposes of the 1940 Act or otherwise.

In connection with certain of the Company’s investments, the Company receives warrants which are obtained for the objective of increasing the total investment returns and are not held for hedging purposes. For the nine months ended September 30, 2016 and 2015, the total fair value of warrants were $0 and $2,192,893, respectively, and were included in investments at fair value on the consolidated statement of assets and liabilities. Total realized and change in unrealized gains (losses) related to warrants for the three and nine months ended September 30, 2016 were $(790,778) and $(790,778), and $(206,248) and $(975,124), respectively, and were recorded on the consolidated statement of operations in those accounts. Total realized and unrealized gains related to warrants for the three and nine months ended September 30, 2015 were $0 and $0, and $(570,776) and $1,427, respectively, and were recorded on the consolidated statement of operations in those accounts. The warrants are received in connection with individual investments and are not subject to master netting arrangements.

As of September 30, 2016, the Company held loans it has made directly to 66 investee companies with aggregate principal amounts of $851.0 million. As of December 31, 2015, the Company held loans it has made directly to 66 investee companies with aggregate principal amounts of $835.8 million. During the three and nine months ended September 30, 2016, the Company made 16 and 45 loans to investee companies, respectively, with aggregate principal amounts of $96.1 million and $232.3 million, respectively. During the three and nine months ended September 30, 2015, the Company made 4 and 22 loans to investee companies, respectively, with aggregate principal amounts of $75.7 million and $345.4 million, respectively. The details of the Company’s loans have been disclosed on the consolidated schedule of investments as well as in Note 4.

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

As of September 30, 2016, Sierra JV had total capital commitments of $100 million with the Company providing $87.5 million and GALIC providing $12.5 million. As of December 31, 2015, Sierra JV had total capital commitments of $100 million with the Company providing $87.5 million and GALIC providing $12.5 million. Approximately $61.9 million and $39.2 million was funded as of September 30, 2016 and December 31, 2015, respectively, relating to these commitments, of which $54.2 million and $34.3 million were from the Company, respectively. The Company does not have the right to withdraw any of their respective capital commitment, unless in connection with a transfer of its membership interests. The Company may transfer full membership interests as long as it is approved by all members and transferred in a transaction exempt from the registration requirements of the Securities Act of 1933, as amended, or applicable state securities laws.

On August 4, 2015, Sierra JV entered into a senior secured revolving credit facility (the “JV Facility”) led by Credit Suisse, AG with commitments of $100 million subject to leverage and borrowing base restrictions. On December 29, 2015, the JV Facility was amended and the total commitments were increased to $135 million. The JV Facility will bear interest at a rate of LIBOR (with no minimum) + 2.50% per annum. The revolving loan period ends on December 29, 2018 and the final maturity date is December 29, 2020. As of September 30, 2016 and December 31, 2015, there were $120.7 million and $52.7 million outstanding under the JV Facility, respectively.

As of September 30, 2016, Sierra JV consisted of investments in 35 portfolio companies with a fair value of $159.4 million and was comprised of 99.1% of senior secured first lien term loans and 0.9% preferred equity. As of December 31, 2015, Sierra JV consisted of investments in 17 portfolio companies with a fair value of $88.2 million and was comprised of 100.0% of senior secured first lien term loans.

The following table shows a summary of Sierra JV’s portfolio, followed by a listing of the individual loans in Sierra JV’s portfolio as of September 30, 2016 and December 31, 2015:

	September 30, 2016	December 31, 2015
Senior secured loans(1)	$163,781,673	$89,192,602
Weighted average current interest rate on senior secured loans(2)	6.66%	6.85%
Number of borrowers	35	17
Largest loan to a single borrower(1)	$8,977,500	$6,000,000
Total of five largest loans to borrowers(1)	$36,909,906	$29,889,852

(1)	At par value.
(2)	Computed as the (a) annual stated interest rate on accruing senior secured loans, divided by (b) total senior secured loans at principal amount.

As of September 30, 2016:

Company	Industry	Type of Investment	Maturity	Par Amount	Cost	Fair Value(1)	Unrealized Appreciation/ (Depreciation)
4 Over International, LLC	Media: Advertising, Printing & Publishing	Senior Secured First Lien Term Loans LIBOR + 6.000%, 1.000% Floor(4)	6/7/2022	$2,487,500	$2,487,500	$2,487,500	$ —
AccentCare, Inc.	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loans LIBOR + 5.750%, 1.000% Floor(5)	9/3/2021	4,611,875	4,573,785	4,579,638	5,853
Amplify Snack Brands, Inc.	Beverage & Food	Senior Secured First Lien Term Loans LIBOR + 5.500%, 1.000% Floor(4)	9/2/2023	6,000,000	5,940,588	5,940,000	(588)
APCO Holdings, Inc.	Automotive	Senior Secured First Lien Term Loans LIBOR + 6.000%, 1.000% Floor(4)	1/31/2022	4,937,500	4,805,555	4,880,225	74,670
API Technologies Corp.	Aerospace & Defense	Senior Secured First Lien Term Loans LIBOR + 6.500%, 1.000% Floor(4)	4/22/2022	5,985,000	5,873,434	5,865,300	(8,134)
Blount International, Inc.	Capital Equipment	Senior Secured First Lien Term Loans LIBOR + 6.250%, 1.000% Floor(4)	4/12/2023	2,000,000	1,962,920	1,940,000	(22,920)
CD&R TZ Purchaser, Inc.	Services: Consumer	Senior Secured First Lien Term Loans LIBOR + , 1.000% Floor(4)	7/21/2023	6,500,000	6,404,574	6,305,000	(99,574)
Coastline Metal Finishing Corporation	Aerospace and Defense	Senior Secured First Lien Term Loans LIBOR + 5.500%, 1.000% Floor(4)	6/13/2019	4,807,692	4,773,540	4,623,558	(149,982)
CP OpCo, LLC	Services: Consumer	Senior Secured First Lien Term Loans LIBOR + 4.500%, 1.000% Floor, Cash(4)	3/31/2019	$825,080	$825,080	$825,080	—
CP OpCo, LLC	Services: Consumer	Senior Secured First Lien Term Loans LIBOR + 4.500%, 1.000% Floor, Cash(4)(6)	3/31/2019	343,784	343,784	343,784	—
CP OpCo, LLC	Services: Consumer	Senior Secured First Lien Term Loans LIBOR + 6.000%, 1.000% Floor, Cash(4)(6)	3/31/2019	2,390,053	1,195,026	1,195,026	—
CP OpCo, LLC	Services: Consumer	Senior Secured First Lien Term Loans LIBOR + 4.500%, 1.000% Floor(4)	3/31/2019	401,187	401,187	401,187	—
CP OpCo, LLC	Services: Consumer	Preferred Equity LIBOR + 9.500%, 1.000% Floor, PIK(6)	3/31/2019	1,502,319	—	—	—
CP OpCo, LLC	Services: Consumer	Common Stock		—	—	—	—
CRGT Inc.	High Tech Industries	Senior Secured First Lien Term Loans LIBOR + 6.500%, 1.000% Floor(4)	12/19/2020	4,411,171	4,402,321	4,411,171	8,850
Elite Comfort Solutions LLC	Chemicals, Plastics & Rubber	Senior Secured First Lien Term Loans LIBOR + 6.500%, 1.000% Floor(4)	1/15/2021	7,998,750	7,998,750	8,078,738	79,988
Explorer Holdings, Inc.	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loans LIBOR + 6.000%, 1.000% Floor(4)	5/2/2023	1,246,875	1,235,115	1,234,406	(709)
GTCR Valor Companies, Inc.	Media: Diversified & Production	Senior Secured First Lien Term Loans LIBOR + 5.250%, 1.000% Floor(4)	6/16/2023	8,977,500	8,629,892	8,540,296	(89,596)
Harbortouch Payments, LLC	Banking, Finance, Insurance & Real Estate	Senior Secured First Lien Term Loans LIBOR + 6.000%, 1.000% Floor(4)	5/31/2022	2,981,250	2,952,903	2,951,438	(1,465)
High Ridge Brands Co.	Consumer Goods: Non-Durable	Senior Secured First Lien Term Loans LIBOR + 6.250%, 1.000% Floor(4)	6/30/2022	3,117,188	3,070,607	3,070,430	(177)

Company	Industry	Type of Investment	Maturity	Par Amount	Cost	Fair Value(1)	Unrealized Appreciation/ (Depreciation)
Imagine! Print Solutions, LLC	Media: Advertising, Printing & Publishing	Senior Secured First Lien Term Loans LIBOR + 6.000%, 1.000% Floor(4)	3/30/2022	5,976,858	5,925,597	6,029,454	103,857
IPS Corporation	Wholesale	Senior Secured First Lien Term Loans LIBOR + 6.250%, 1.000% Floor(4)	2/5/2021	4,949,756	4,949,756	4,898,279	(51,477)
Keurig Green Mountain, Inc.	Beverage & Food	Senior Secured First Lien Term Loans LIBOR + 5.500%, 1.000% Floor(4)	3/3/2023	5,429,725	5,362,136	5,386,341	24,205
Kraton Polymers LLC	Chemicals, Plastics & Rubber	Senior Secured First Lien Term Loans LIBOR + 5.500%, 1.000% Floor(4)	1/6/2022	5,000,000	4,819,654	5,050,000	230,346
MB Aerospace ACP Holdings II Corp.	Aerospace and Defense	Senior Secured First Lien Term Loans LIBOR + 4.750%, 1.000% Floor(4)	12/15/2022	6,949,987	6,887,516	6,875,970	(11,546)
MWI Holdings, Inc.	Capital Equipment	Senior Secured First Lien Term Loans LIBOR + 5.500%, 1.000% Floor(4)	6/29/2020	3,990,000	3,952,252	3,980,025	27,773
Netsmart Technologies, Inc.	High Tech Industries	Senior Secured First Lien Term Loans LIBOR + 4.750%, 1.000% Floor(4)	4/19/2023	997,500	987,948	1,001,291	13,343
New Media Holdings II LLC	Media: Advertising, Printing & Publishing	Senior Secured First Lien Term Loans LIBOR + 6.250%, 1.000% Floor(4)	6/4/2020	5,924,627	5,901,997	5,897,967	(4,030)
Pomeroy Group LLC	High Tech Industries	Senior Secured First Lien Term Loans LIBOR + 6.000%, 1.000% Floor(4)	11/30/2021	6,483,668	6,295,163	6,289,158	(6,005)
Quorum Health Corporation	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loans LIBOR + 6.250%, 1.000% Floor(4)	4/29/2022	$4,477,500	$4,393,824	$4,337,578	$(56,246)
SCS Holdings I Inc.	Wholesale	Senior Secured First Lien Term Loans LIBOR + 5.000%, 1.000% Floor(4)	10/30/2022	3,943,820	3,874,850	3,861,749	(13,101)
Southwest Dealer Services, Inc.	Automotive	Senior Secured First Lien Term Loans LIBOR + 6.000%, 1.000% Floor(4)	3/16/2020	4,683,882	4,683,882	4,648,284	(35,598)
Sundial Group Holdings LLC	Consumer Goods—Non-Durable	Senior Secured First Lien Term Loans LIBOR + 6.500%, 1.000% Floor(4)	10/19/2021	5,850,000	5,751,260	5,759,442	8,182
Survey Sampling International, LLC	Services: Business	Senior Secured First Lien Term Loans LIBOR + 6.000%, 1.000% Floor(4)	12/16/2020	2,984,843	2,957,469	2,954,995	(2,474)
TaxAct, Inc.	Banking, Finance, Insurance & Real Estate	Senior Secured First Lien Term Loans LIBOR + 6.000%, 1.000% Floor(4)	1/3/2023	3,414,352	3,330,216	3,470,006	139,790
The Garretson Resolution Group, Inc.	Services: Business	Senior Secured First Lien Term Loans LIBOR + 6.500%, 1.000% Floor(4)	5/22/2021	4,843,750	4,843,750	4,920,766	77,016
VCVH Holding Corp.	Banking, Finance, Insurance & Real Estate	Senior Secured First Lien Term Loans LIBOR + 5.000%, 1.000% Floor(4)	6/1/2023	5,985,000	5,927,008	5,943,704	16,696
Victory Capital Operating, LLC	High Tech Industries	Senior Secured First Lien Term Loans LIBOR + 7.500%, 1.000% Floor(4)	10/29/2021	1,643,838	1,619,752	1,615,068	(4,684)
Western Digital Corporation	High Tech Industries	Senior Secured First Lien Term Loans LIBOR + 3.750%, 0.750% Floor(4)	4/29/2023	3,790,500	3,714,238	3,826,131	111,893
Z Gallerie, LLC	Retail	Senior Secured First Lien Term Loans LIBOR + 6.500%, 1.000% Floor(4)	10/8/2020	4,937,343	4,937,343	4,933,393	(3,950)

				$163,781,673	$158,992,172	$159,352,378	$360,206

(1)	Represents the fair value in accordance with ASC Topic 820. The determination of such fair value is not included in the Company’s board of directors’ valuation process described elsewhere herein.
(2)	The interest rate on these loans is subject to a base rate plus 1 Month (“1M”) LIBOR, which at September 30, 2016 was 0.53%. As the interest rate is subject to a minimum LIBOR floor, which was greater than the 1M LIBOR rate at September 30, 2016, the prevailing rate in effect at September 30, 2016 was the base rate plus the LIBOR floor.
(3)	The interest rate on these loans is subject to a base rate plus 2 Month (“2M”) LIBOR, which at September 30, 2016 was 0.65%. As the interest rate is subject to a minimum LIBOR floor, which was greater than the 2M LIBOR rate at September 30, 2016, the prevailing rate in effect at September 30, 2016 was the base rate plus the LIBOR floor.
(4)	The interest rate on these loans is subject to a base rate plus 3 Month (“3M”) LIBOR, which at September 30, 2016 was 0.85%. As the interest rate is subject to a minimum LIBOR floor, which was greater than the 3M LIBOR rate at September 30, 2016, the prevailing rate in effect at September 30, 2016 was the base rate plus the LIBOR floor.
(5)	The interest rate on these loans is subject to a base rate plus 6 Month (“6M”) LIBOR, which at September 30, 2016 was 1.24%. As the interest rate is subject to a minimum LIBOR floor, which was greater than the 6M LIBOR rate at September 30, 2016, the prevailing rate in effect at September 30, 2016 was the base rate plus the LIBOR floor.
(6)	The investment was on non-accrual status as of September 30, 2016.

As of December 31, 2015:

Company	Industry	Type of Investment	Maturity	Par Amount	Cost	Fair Value(1)	Unrealized Appreciation/ (Depreciation)
AccentCare, Inc.	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loans LIBOR + 5.750%, 1.000% Floor(4)	9/3/2021	$4,700,000	$4,655,267	$4,653,000	$(2,267)
Aperture Group, LLC	Banking, Finance, Insurance & Real Estate	Senior Secured First Lien Term Loans LIBOR + 6.250%, 1.000% Floor(2)	8/29/2019	4,987,406	4,987,406	4,987,406	—
CP Opco, LLC	Services: Consumer	Senior Secured First Lien Term Loans LIBOR + 6.750%, 1.000% Floor(4)	9/30/2020	5,000,000	4,972,077	5,000,000	27,923
CRGT Inc.	High Tech Industries	Senior Secured First Lien Term Loans LIBOR + 6.500%, 1.000% Floor(4)	12/19/2020	4,936,709	4,925,042	4,913,861	(11,181)
GTCR Valor Companies, Inc.	High Tech Industries	Senior Secured First Lien Term Loans LIBOR + 5.000%, 1.000% Floor(4)	5/30/2021	4,987,394	4,978,088	4,953,124	(24,964)
IPS Corporation	Wholesale	Senior Secured First Lien Term Loans LIBOR + 6.250%, 1.000% Floor(3)	2/5/2021	4,974,878	4,974,878	4,799,514	(175,364)
LanguageLine Inc.	Telecommunications	Senior Secured First Lien Term Loans LIBOR + 5.500%, 1.000% Floor(4)	7/7/2021	5,920,000	5,934,647	5,870,687	(63,960)
MB Aerospace ACP Holdings Corp.	Aerospace & Defense	Senior Secured First Lien Term Loans LIBOR + 5.500%, 1.000% Floor(4)	12/15/2022	6,000,000	5,940,000	5,940,000	—
New Media Holdings II LLC	Media: Advertising, Printing & Publishing	Senior Secured First Lien Term Loans LIBOR + 6.250%, 1.000% Floor(4)	6/4/2020	5,969,852	5,942,413	5,887,766	(54,647)
Physiotherapy Corporation	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loans LIBOR + 4.750%, 1.000% Floor(4)	6/4/2021	4,987,500	4,987,500	4,981,324	(6,176)
Quanex Building Products Corporation	Construction & Building	Senior Secured First Lien Term Loans LIBOR + 5.250%, 1.000% Floor(2)	11/2/2022	6,000,000	5,975,115	5,970,120	(4,995)
Sirius Computer Solutions, Inc.	Wholesale	Senior Secured First Lien Term Loans LIBOR + 5.000%, 1.000% Floor(2)	10/30/2022	4,943,820	4,846,701	4,844,944	(1,757)
Southwest Dealer Services, Inc.	Automotive	Senior Secured First Lien Term Loans LIBOR + 6.000%, 1.000% Floor(2)	3/16/2020	4,936,709	4,936,709	4,858,771	(77,938)
Sundial Brands LLC	Consumer Goods: Non-durable	Senior Secured First Lien Term Loans LIBOR + 6.250%, 1.000% Floor(4)	10/19/2021	6,000,000	5,883,680	5,880,000	(3,680)
The Garretson Resolution Group, Inc.	Services: Business	Senior Secured First Lien Term Loans LIBOR + 6.500%, 1.000% Floor(2)	5/22/2021	4,937,500	4,937,500	4,932,631	(4,869)
Valence Surface Technologies, Inc.	Aerospace & Defense	Senior Secured First Lien Term Loans LIBOR + 5.500%, 1.000% Floor(4)	6/13/2019	4,935,897	4,891,126	4,760,652	(130,474)
Z Gallerie LLC	Retail	Senior Secured First Lien Term Loans LIBOR + 6.500%, 1.000% Floor(5)	10/8/2020	4,974,937	4,974,937	4,931,131	(43,806)

				$89,192,602	$88,743,086	$88,164,931	$(578,155)

(1)	Represents the fair value in accordance with ASC Topic 820. The determination of such fair value is not included in the Company’s board of directors’ valuation process described elsewhere herein.

(2)	The interest rate on these loans is subject to a base rate plus 1 Month (“1M”) LIBOR, which at December 31, 2015 was 0.43%. As the interest rate is subject to a minimum LIBOR floor, which was greater than the 1M LIBOR rate at December 31, 2015, the prevailing rate in effect at December 31, 2015 was the base rate plus the LIBOR floor.
(3)	The interest rate on these loans is subject to a base rate plus 2 Month (“2M”) LIBOR, which at December 31, 2015 was 0.51%. As the interest rate is subject to a minimum LIBOR floor, which was greater than the 2M LIBOR rate at December 31, 2015, the prevailing rate in effect at December 31, 2015 was the base rate plus the LIBOR floor.
(4)	The interest rate on these loans is subject to a base rate plus 3 Month (“3M”) LIBOR, which at December 31, 2015 was 0.61%. As the interest rate is subject to a minimum LIBOR floor, which was greater than the 3M LIBOR rate at December 31, 2015, the prevailing rate in effect at December 31, 2015 was the base rate plus the LIBOR floor.
(5)	The interest rate on these loans is subject to a base rate plus 6 Month (“6M”) LIBOR, which at December 31, 2015 was 0.85%. As the interest rate is subject to a minimum LIBOR floor, which was greater than the 6M LIBOR rate at December 31, 2015, the prevailing rate in effect at December 31, 2015 was the base rate plus the LIBOR floor.

The following table shows certain summarized financial information for the Sierra JV as of September 30, 2016 and December 31, 2015 and for the nine months ended September 30, 2016 and the period from July 15, 2015 (commencement of operations) through September 30, 2015:

	September 30, 2016 (unaudited)	December 31, 2015
Selected Consolidated Statement of Assets and Liabilities Information:
Investments in loans at fair value (Amortized cost of $158,992,171 and $88,743,086, respectively)	$159,352,379	$88,164,931
Cash	20,190,667	12,185,795
Other assets	524,428	263,302

Total assets	$180,067,474	$100,614,028

Payable for unsettled trades	—	9,912,697
Senior credit facility payable (net of deferred financing costs of $1,387,805 and $1,704,278, respectively)	119,323,195	50,986,722
Interest payable	345,122	144,637
Other liabilities	365,431	302,280

Total liabilities	$120,033,748	$61,346,336
Members’ equity	60,033,726	39,267,692

Total liabilities and net assets	$180,067,474	$100,614,028

	Nine months ended September 30, 2016 (unaudited)	Period from July 15, 2015 (commencement of operations) through September 30, 2015 (unaudited)
Selected Consolidated Statement of Operations Information:
Total revenues	$6,993,705	$422,774
Total expenses	(3,479,173)	(306,540)
Net unrealized appreciation/(depreciation )	938,362	(576,387)
Net realized gain/(loss)	(2,406,857)	490

Net income/(loss)	$2,046,037	$(459,663)

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

•

Level 3 — Valuations based on inputs that are unobservable and where there is little, if any, market activity at the measurement date. The inputs for the determination of fair value may require significant management judgment or estimation and is based upon management’s assessment of the assumptions that market participants would use in pricing the assets or liabilities. These investments include debt and equity investments in private companies or assets valued using the Market or Income Approach and may involve pricing models whose inputs require significant judgment or estimation because of the absence of any meaningful current market data for identical or similar investments. The inputs in these valuations may include, but are not limited to, capitalization and discount rates, beta and Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”) multiples. The information may also include pricing information or broker quotes which include a disclaimer that the broker would not be held to such a price in an actual transaction. The non-binding nature of consensus pricing and/or quotes accompanied by disclaimer would result in classification as Level 3 information, assuming no additional corroborating evidence.

In addition to using the above inputs in investment valuations, the Company employs the valuation policy approved by the board of directors that is consistent with ASC 820 (see Note 2). Consistent with the Company’s valuation policy, the Company evaluates the source of inputs, including any markets in which the Company’s investments are trading, in determining fair value.

The following table presents the fair value measurements of the Company’s total investments, by major class according to the fair value hierarchy, as of September 30, 2016:

Type of Investment	Level 1	Level 2	Level 3	Total
Asset
Senior secured first lien term loans	$—	$—	$474,771,718	$474,771,718
Senior secured first lien notes	—	38,177,488	35,920,711	74,098,199
Senior secured second lien term loans	—	—	259,981,878	259,981,878
Subordinated Notes			61,152,756	61,152,756
Warrants/Equity	1,202,983	—	17,953,761	19,156,744
Money market fund	39,270,698	—	—	39,270,698

Total	$40,473,681	$38,177,488	$849,780,824	$928,431,993

Sierra Senior Loan Strategy JV I LLC				$52,572,635

Total Investments, at fair value				$981,004,628

Derivative Instrument-Long Exposure	Level 1	Level 2	Level 3	Total
Liability
Total return swap with Citibank, N.A.	$—	$—	$18,177,374	$18,177,374

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

The following table provides a reconciliation of the beginning and ending balances for total investments that use Level 3 inputs for the nine months ended September 30, 2016 based on fair value hierarchy at September 30, 2016:

	Senior Secured First Lien Notes	Senior Secured First Lien Term Loans	Senior Secured Second Lien Term Loans	Subordinated Notes	Warrants/ Equity	Total Return Swap	Total
Balance, December 31, 2015	$47,477,500	$514,638,092	$278,645,464	$—	$13,243,836	$(27,365,819)	$826,639,073
Purchases	2,109,376	93,833,456	23,788,748	63,389,058	9,149,285	—	192,269,923
Sales	(557,303)	(128,395,615)	(45,408,193)	(3,731,087)	—	—	(178,092,198)
Transfers in	1,786,890	—	—	—	—	—	1,786,890
Transfers out	(14,773,468)	—	—	—	—	—	(14,773,468)
Amortization of discount/(premium)	3,897	268,365	347,733	—	—	—	619,995
Paid-in-kind interest income	—	3,461,879	82,123	—	178,882	—	3,722,884
Net realized gains/(losses)	30,303	(10,981,656)	222,827	435,388	(790,778)	—	(11,083,916)
Net change in unrealized appreciation/ (depreciation)	(156,484)	1,947,197	2,303,176	1,059,397	(3,827,464)	9,188,445	10,514,267

Balance, September 30, 2016	$35,920,711	$474,771,718	$259,981,878	$61,152,756	$17,953,761	$(18,177,374)	$831,603,450

Change in net unrealized appreciation/(depreciation) in investments held as of September 30, 2016(1)	$(148,478)	$(7,859,130)	$54,279	$1,059,397	$(4,618,243)	$9,188,445	$(2,323,730)

(1)	Amount is included in the related amount on investments and derivative instruments in the condensed consolidated statements of operations.

Transfers between levels of the fair value hierarchy are reported at the beginning of the reporting period in which they occur. During the nine months ended September 30, 2016, the Company recorded $14,773,468 in transfers from Level 3 to Level 2 and $1,786,890 in transfers from Level 2 to Level 3 due to availability of market data and observable valuation inputs to support the valuation. The Company recorded no other transfers between levels.

The following table provides a reconciliation of the beginning and ending balances for total investments that use Level 3 inputs for the nine months ended September 30, 2015 based on fair value hierarchy at September 30, 2015:

	Senior Secured First Lien Notes(1)	Senior Secured First Lien Term Loans	Senior Secured Second Lien Term Loans	Warrants/ Equity	Total Return Swap	Total
Balance, December 31, 2014	$43,912,887	$339,094,785	$217,951,068	$5,161,466	$(7,651,597)	$598,468,609
Purchases	10,000,000	312,334,043	110,320,421	1,946,219	—	434,600,683
Sales	(4,295,000)	(126,421,771)	(34,222,208)	—	—	(164,938,979)
Transfers in	8,332,638	—	—	—	—	8,332,638
Transfers out	(25,078,656)	—	—	—	—	(25,078,656)
Amortization of discount/(premium)	(11,455)	214,951	317,201	—	—	520,697
Paid-in-kind interest income	—	856,039	69,386	256,655	—	1,182,080
Net realized gains/(losses)	(692,212)	155,232	217,147	—	—	(319,833)
Net change in unrealized appreciation/ (depreciation)	(1,714,069)	(11,255,470)	(9,417,971)	(856,437)	(11,065,966)	(34,309,913)

Balance, September 30, 2015	$30,454,133	$514,977,809	$285,235,044	$6,507,903	$(18,717,563)	$818,457,326

Change in net unrealized appreciation/ (depreciation) in investments held as of September 30, 2015(2)	$(659,398)	$(11,346,235)	$(9,622,961)	$(1,341,604)	$(11,065,966)	$(34,036,164)

(1)	Includes assets previously classified as senior secured second lien notes.
(2)	Amount is included in the related amount on investments and derivative instruments in the condensed consolidated statements of operations.

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

The following table presents the quantitative information about Level 3 fair value measurements of the Company’s total investments, as of September 30, 2016:

Investment Type(1)	Fair Value	Valuation techniques(1)	Unobservable input(1)	Range (weighted average)
Senior Secured First Lien Term Loans	$370,814,989	Income Approach (DCF)	Market yield	7.18% - 13.67% (9.30%)
Senior Secured First Lien Term Loans	7,004,185	Market Approach (Guideline Comparable)	2016 Revenue Multiple	0.50x - 0.75x (0.63x)
Senior Secured First Lien Term Loans	6,853,313	Market Approach (Guideline Comparable)	NTM Revenue Multiple, NTM EBITDA Multiple, RGU	1.00x - 1.50x (1.50x)/5.00x - 6.00x (6.00x)/ $393.75 - $525.00 ($525.00)
Senior Secured First Lien Term Loans	25,726,500	Market Approach (Guideline Comparable)/Income Approach (DCF)	NTM Revenue Multiple, NTM EBITDA Multiple Discount Rate	0.40x - 1.00x (0.80x)/5.00x - 7.00x (6.46x)/17.00% - 20.00% (18.33%)
Senior Secured First Lien Term Loans	16,692,578	Market Approach (Guideline Comparable)	2016 and Run-Rate EBITDA Multiple	6.00x - 7.00x (6.50x) /6.00x - 7.00x (6.50x)
Senior Secured First Lien Term Loans	2,791,682	Market Approach (Guideline Comparable)	NTM Revenue Multiple, NTM EBITDA Multiple	0.5x - 1.00x (0.75x) /4.00x - 5.00x (4.50x)
Senior Secured First Lien Term Loans	44,888,471	Recent Arms-length transaction	Recent Arms-length transaction	N/A
Senior Secured First Lien Notes	29,701,845	Income Approach (DCF)	Market yield	7.03% - 9.36% (8.50%)
Senior Secured First Lien Notes	5,625,000	Recent Arms-length transaction	Recent Arms-length transaction	N/A
Senior Secured First Lien Notes	436,710	Market Approach (Guideline Comparable)	LTM EBITDA Multiple	0.50x - 1.00x (0.75x) / 0.50x -1.00x (0.75x)
Senior Secured First Lien Notes	157,156	Enterprise Valuation Analysis	Estimated Liquidation Proceeds	$45.9M - $73.2M ($59.7M)
Senior Secured Second Lien Term Loans	244,416,575	Income Approach (DCF)	Market yield	8.10% - 17.86% (9.66%)
Senior Secured Second Lien Term Loans	1,725,238	Market Approach (Guideline Comparable)	Run-Rate EBITDA Multiple, PV-10 Multiple	3.5x - 4.5x (4.0x) /0.20x - 0.40x (0.30x)

Investment Type(1)	Fair Value	Valuation techniques(1)	Unobservable input(1)	Range (weighted average)
Senior Secured Second Lien Term Loans	—	Market Approach (Guideline Comparable)	LTM Revenue Multiple, LTM EBITDA Multiple	0.50x - 1.00x (0.75x) /6.00x - 7.00x (6.50x)
Senior Secured Second Lien Term Loans	13,840,065	Market Approach (Guideline Comparable)	LTM and NTM EBITDA Multiple	8.00x - 9.00x (8.79x) /7.00x - 8.50x (8.19x)
Subordinated Notes	29,644,998	Income Approach	Recent Arms-length	13.00% - 15.00% (13.63%)
Subordinated Notes	31,507,758	Recent Arms-length transaction	Recent Arms-length transaction	N/A
Equity/Warrants	—	Enterprise Valuation Analysis	Estimated Liquidation Proceeds	$45.9M - $73.2M ($59.7M)
Equity/Warrants	1,899,377	Market Approach (Guideline Comparable)/Income Approach (DCF)	LTM EBITDA, Run-Rate Multiple, Discount rate	7.00x - 8.00x (7.50x)/7.00x - 8.00x (7.50x) / 16.00% - 18.00% (17.00%)
Equity/Warrants	4,923,740	Income Approach (DCF)	Market Yield	17.58% - 17.58% (17.58%)
Equity/Warrants	—	Market Approach (Guideline Comparable)/Income Approach (DCF)	NTM Revenue Multiple, NTM EBITDA Multiple, Discount Rate	0.40x - 1.00x (0.80x)/5.00x - 7.00x (6.46x)/17.00% - 20.00% (18.33%)
Equity/Warrants	—	Market Approach (Guideline Comparable)	NTM Revenue Multiple, NTM EBITDA Multiple, RGU	1.00x - 1.50x (1.50x)/5.00x - 6.00x (6.00x)/ $393.75 - $525.00 ($525.00)
Equity/Warrants	44,140	Market Approach (Guideline Comparable)/Income Approach (DCF)	NTM EBITDA Multiple, Discount rate	6.00x - 7.00x (7.00x)/ 14.00% - 16.00% (15.00%)
Equity/Warrants	—	Market Approach (Guideline Comparable)	LTM EBITDA Multiple	12.5x - 13.5x (0.0x)
Equity/Warrants	1,117,461	Market Approach (Guideline Comparable) / Precedent Transaction	NTM EBITDA Multiple, Precedent Transaction	4.25x - 5.25x (4.75x) / $185.3M - $185.3M ($185.3M)
Equity/Warrants	9,969,043	Recent Arms-length transaction	Recent Arms-length transaction	N/A
Total return swap	(18,177,374)	Income Approach (DCF)	Market yield	3.67% - 39.35% (8.07%)

Total	$831,603,451

(1)	Represents amounts used when the Company has determined that market participants would use such multiples when measuring the fair value of these investments.

The following table presents the quantitative information about Level 3 fair value measurements of the Company’s total investments, as of December 31, 2015:

Investment Type(1)	Fair Value	Valuation techniques(1)	Unobservable input(1)	Range (weighted average)
Senior Secured First Lien Term Loans	$439,536,490	Income Approach (DCF)	Market Yield	6.48% - 47.96% (10.41%)
Senior Secured First Lien Term Loans	6,241,367	Market Approach (Guideline Comparable)	2015 Revenue Multiple and 2015 EBITDA Multiple	0.50x - 1.00x (1.00x)/3.50x - 4.50x (4.50x)
Senior Secured First Lien Term Loans	13,839,943	Market Approach (Guideline Comparable)	LTM and EBITDA Multiple	5.75x - 6.25x (5.75x)
Senior Secured First Lien Term Loans	6,678,501	Market Approach (Guideline Comparable)	2015 Revenue Multiple, 2015 EBITDA Multiple, RGU Price	1.00x - 1.25x (1.13x)/12.00x - 13.00x (12.50x)/ $393.75 - $525.00 ($459.38)
Senior Secured First Lien Term Loans	48,341,792	Recent Arms-length Transaction	Recent Arms-length Transaction	N/A
Senior Secured First Lien Notes	43,804,717	Income Approach (DCF)	Market Yield	9.81% - 41.99% (12.94%)
Senior Secured First Lien Notes	3,515,627	Recent Arms-length Transaction	Recent Arms-length Transaction	N/A
Senior Secured First Lien Notes	157,156	Enterprise Valuation Analysis	EBITDA Multiple/Estimated Liquidation Proceeds	0.00x - 0.00 (0.00x) / $44.9 Million - $73.2 Million ($59.7 Million )
Senior Secured Second Lien Term Loans	203,968,614	Income Approach (DCF)	Market Yield	9.80% - 30.00% (11.55%)
Senior Secured Second Lien Term Loans	14,441,745	Income Approach (DCF)	Market Yield/Cost of Equity	14.42% - 14.42% (14.42%); 18.00% - 20.00% (19.00%)
Senior Secured Second Lien Term Loans	1,700,247	Market Approach (Guideline Comparable)	Run-Rate EBITDA Multiple	3.50x - 4.50x (4.50x)
Senior Secured Second Lien Term Loans	144,856	Market Approach (Guideline Comparable)	LTM and 2016 EBITDA Multiple	6.00x - 7.00x (7.00x)/6.00x - 7.00x (7.00x)
Senior Secured Second Lien Term Loans	58,390,000	Recent Arms-length Transaction	Recent Arms-length Transaction	N/A
Equity/Warrants	—	Enterprise Valuation Analysis	EBITDA Multiple/Estimated Liquidation Proceeds	0.00x - 0.00 (0.00x) / $44.9 Million - $73.2 Million ($59.7 Million )
Equity/Warrants	3,267,264	Income Approach (DCF)	Market Yield	13.56% - 13.56% (13.56%)
Equity/Warrants	500,892	Market Approach (Guideline Comparable)	2015 Revenue Multiple, 2015 EBITDA Multiple, RGU Price	1.00x - 1.25x (1.13x)/12.00x - 13.00x (12.50x)/$393.75 - $525.00 ($459.38)
Equity/Warrants	2,535,132	Market Approach (Guideline Comparable)	LTM and NTM EBITDA Multiple	7.75x - 8.00x (7.84x)/7.00x - 7.50x (7.32x)
Equity/Warrants	—	Market Approach (Guideline Comparable)	2015 Revenue Multiple and 2015 EBITDA Multiple	0.50x - 1.00x (1.00x)/3.50x - 4.50x (4.50x)
Equity/Warrants	—	Market Approach (Guideline Comparable)	LTM and NTM EBITDA Multiple	6.50x - 7.50x (7.00x)/6.50x - 7.50x (7.00x)

Investment Type(1)	Fair Value	Valuation techniques(1)	Unobservable input(1)	Range (weighted average)
Equity/Warrants	—	Market Approach (Guideline Comparable)	EBITDA Multiple	12.5x - 13.5x (13.5x)
Equity/Warrants	661,640	Market Approach (Guideline Comparable)	LTM and EBITDA Multiple	0.00x - 5.75x (4.0x)
Equity/Warrants	6,278,908	Recent Arms-length Transaction	Recent Arms-length Transaction	N/A
Total return swap	(27,365,819)	Income Approach (DCF)	Market Yield of Underlying Assets	6.19% - 74.34% (11.12%)

Total	$826,639,072

(1)	Represents amounts used when the Company has determined that market participants would use such multiples when measuring the fair value of these investments.

The significant unobservable inputs used in the fair value measurement of the Company’s debt and derivative investments are market yields. Increases in market yields would result in lower fair value measurements.

The significant unobservable inputs used in the fair value measurement of the Company’s warrants/equity investments are comparable company multiples of Revenue or EBITDA for the latest twelve months (“LTM”), next twelve months (“NTM”) or a reasonable period a market participant would consider. Increases in EBITDA multiples in isolation would result in higher fair value measurement.

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

Arbor is required to pay a minimum usage fee in connection with the TRS of 1.65% on the amount equal to 85% of the average daily unused portion of the maximum amount permitted under the TRS. Such minimum usage fee will not apply during the first 365 days and last 60 days of the term of the TRS. Arbor will also pay Citibank customary fees in connection with the establishment and maintenance of the TRS. During the three and nine months ended September 30, 2016, Arbor paid $193,194 and $534,170, respectively, in minimum usage fees, which is recorded on the consolidated statements of operations as net realized gain on total return swap. During the three and nine months ended September 30, 2015, Arbor paid $60,864 and $492,293, respectively, in minimum usage fees, which is recorded on the consolidated statements of operations as net realized gain on total return swap.

Arbor is required to initially cash collateralize a specified percentage of each loan (generally 25% to 35% of the market value of such loan) included under the TRS in accordance with margin requirements described in the Amended TRS Agreement. As of September 30, 2016 and December 31, 2015, Arbor has posted $79,010,146 and $77,029,970, respectively, in collateral to Citibank in relation to the TRS which is recorded on the consolidated statements of assets and liabilities as cash collateral on total return swap. Arbor may be required to post additional collateral from time to time as a result of a decline in the mark-to-market value of the portfolio of loans subject to the TRS. The obligations of Arbor under the Amended TRS Agreement are non-recourse to the Company and the Company’s exposure under the Amended TRS Agreement is limited to the value of the Company’s investment in Arbor, which generally equals the value of cash collateral provided by Arbor under the Amended TRS Agreement.

In connection with the TRS, Arbor has made customary representations and warranties and is required to comply with various covenants, reporting requirements and other customary requirements for similar transactions. In addition to customary events of default and termination events included in the form ISDA 2002 Master Agreement, the Amended TRS Agreement contains the following termination events: (a) a failure to satisfy the portfolio criteria for at least 30 days; (b) a failure to post initial cash collateral or additional collateral as required by the Amended TRS Agreement; (c) a default by Arbor or the Company with respect to indebtedness in an amount equal to or greater than the lesser of $10,000,000 and 2% of the Company’s NAV at such time; (d) a merger of Arbor or the Company meeting certain criteria; (e) the Company or Arbor amending their respective constituent documents to alter their investment strategy in a manner that has or could reasonably be expected to have a material adverse effect; and (f) SIC Advisors ceasing to be the investment manager of Arbor or to have authority to enter into transactions under the Amended TRS Agreement on behalf of Arbor, and not being replaced by an entity reasonably acceptable to Citibank. As of September 30, 2016 and December 31, 2015, the Company did not have any derivatives with contingent features in net liability positions; therefore, if a trigger event had occurred, no amount would have been required to be posted by the Company.

The Company’s maximum credit risk exposure as of September 30, 2016 and December 31, 2015 is $79,010,146 and $78,523,223, respectively, which is recorded on the consolidated statements of assets and liabilities as cash collateral on total return swap and receivable due on total return swap.

The Company’s receivable from Citibank, represents realized amounts from payments on underlying loans in the total return swap portfolio which as of September 30, 2016 and December 31, 2015 was $0 and $1,493,253, respectively, which is recorded on the consolidated statements of assets and liabilities as receivable due on total return swap. The Company does not offset collateral posted in relation to the TRS with any unrealized appreciation or depreciation outstanding in the consolidated statements of assets and liabilities as of September 30, 2016 or December 31, 2015.

Transactions in total return swap contracts during the three and nine months ended September 30, 2016 resulted in $761,010 and $4,845,649 in realized gains/(losses) and $5,159,214 and $9,188,445 in unrealized appreciation/(depreciation), respectively, which is recorded on the consolidated statements of operations. Transactions in total return swap contracts during the three and nine months ended September 30, 2015 resulted in $3,607,072 and $9,227,421 in realized gains/(losses) and $(11,757,134) and $(11,065,966) in unrealized appreciation/(depreciation), respectively, which is recorded on the consolidated statements of operations.

The Company only held one derivative position as of September 30, 2016 and December 31, 2015, which is and was subject to a Master Agreements (“MA”). The following table represents the Company’s gross and net amounts after offset under the MA of the derivative assets and liabilities presented by derivative type net of the related collateral pledged by the Company as of September 30, 2016 and December 31, 2015:

	Gross Derivative Assets/(Liabilities) Subject to MA	Derivative Amount Available for Offset	Net Amount Presented in the Consolidated Statements of Assets and Liabilities	Cash Collateral Received	Net Amount of Derivative Assets/(Liabilities)
September 30, 2016
Total Return Swap(1)	$(18,177,374)	$—	$(18,177,374)	$—	$(18,177,374)
December 31, 2015
Total Return Swap(1)	$(27,365,819)	$—	$(27,365,819)	$—	$(27,365,819)

(1)

Cash was posted for initial margin requirements for the total return swap as of September 30, 2016 and December 31, 2015 and is reported on the consolidated statements of assets and liabilities as cash collateral on total return swap.

The following represents the volume of the Company’s derivative transactions during the three and nine months ended September 30, 2016 and 2015:

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Average notional par amount of contracts	$208,253,776	$237,815,768	$210,765,232	$226,810,826

The following table is a summary of the TRS reference assets as of September 30, 2016:

Company(1)	Industry	Type of Investment	Maturity	Par Amount	Initial Notional Cost(2)	Fair Value	Unrealized Appreciation/ (Depreciation)
Astro AB Borrower, Inc.	Banking, Finance, Insurance & Real Estate	Senior Secured First Lien Term Loans LIBOR + 4.500%, 1.000% Floor(7)	4/30/2022	$968,261	$963,420	$963,420	$—
Amplify Snack Brands, Inc.	Beverage & Food	Senior Secured First Lien Term Loans LIBOR + 5.500%, 1.000% Floor(7)	9/2/2023	3,000,000	2,970,000	2,970,000	—
Answsers Corporation	High Tech Industries	Senior Secured First Lien Term Loans LIBOR + 5.250%, 1.000% Floor(5)	10/1/2021	14,775,000	14,257,875	7,775,344	(6,482,531)
ANVC Merger Corp.	Aerospace & Defense	Senior Secured First Lien Term Loans LIBOR + 4.500%, 1.000% Floor(7)	2/18/2021	4,703,902	4,656,863	4,527,506	(129,357)
AP Gaming I, LLC	Hotel, Gaming & Leisure	Senior Secured Second Lien Term Loans LIBOR + 8.250%, 1.000% Floor(7)	12/21/2020	10,672,467	10,503,761	10,158,908	(344,853)
Atkore International, Inc.	Metals & Mining	Senior Secured Second Lien Term Loans LIBOR + 6.750%, 1.000% Floor(7)	10/9/2021	10,000,000	10,032,500	10,004,200	(28,300)
AMF Bowling Centers, Inc.	Services: Consumer	Senior Secured First Lien Term Loans LIBOR + 6.250%, 1.000% Floor(7)	9/18/2021	8,842,500	8,709,863	8,802,001	92,138
CSP Technologies North America, Inc.	Containers, Packaging & Glass	Senior Secured First Lien Term Loans LIBOR + 6.000%, 1.000% Floor(7)	1/29/2022	9,805,882	9,609,765	9,658,794	49,029
Encompass Digital Media, Inc	Media: Broadcasting & Subscription	Senior Secured First Lien Term Loans LIBOR + 4.500%, 1.000% Floor(7)	6/6/2021	4,900,000	4,875,500	4,774,462	(101,038)
Fieldwood Energy LLC	Energy: Oil & Gas	Senior Secured First Lien Term Loans LIBOR + 7.000%, 1.000% Floor(8)	8/31/2020	1,222,222	1,100,000	1,012,917	(87,083)
Fieldwood Energy LLC	Energy: Oil & Gas	Senior Secured Second Lien Term Loans LIBOR + 7.125%, 1.250% Floor(8)	9/30/2020	1,650,000	1,641,125	1,146,750	(494,375)
Fieldwood Energy LLC	Energy: Oil & Gas	Senior Secured Second Lien Term Loans LIBOR + 7.125%, 1.250% Floor(7)	9/30/2020	2,596,305	2,676,375	1,008,223	(1,668,152)
Genex Services, Inc.	Banking, Finance, Insurance & Real Estate	Senior Secured First Lien Term Loans LIBOR + 4.250%, 1.000% Floor(5)	5/28/2021	2,949,899	2,935,150	2,915,474	(19,676)
GTCR Valor Companies, Inc.	Media: Diversified & Production	Senior Secured First Lien Term Loans LIBOR + 6.000%, 1.000% Floor(7)	6/16/2023	5,000,000	4,800,000	4,756,250	(43,750)
Hudson Products Holdings Inc	Capital Equipment	Senior Secured First Lien Term Loans LIBOR + 4.000%, 1.000% Floor(7)	3/15/2019	1,867,669	1,858,331	1,713,586	(144,745)
Imagine! Print Solutions LLC	Media: Advertising, Printing & Publishing	Senior Secured First Lien Term Loans LIBOR + 6.000%, 1.000% Floor(7)	3/30/2022	4,989,688	4,928,619	5,033,347	104,728

Company(1)	Industry	Type of Investment	Maturity	Par Amount	Initial Notional Cost(2)	Fair Value	Unrealized Appreciation/ (Depreciation)
Iqor US Inc.	Services: Business	Senior Secured First Lien Term Loans LIBOR + 5.000%, 1.000% Floor(7)	4/1/2021	7,610,476	7,458,267	6,545,010	(913,257)
Isola USA Corp.	High Tech Industries	Senior Secured First Lien Term Loans LIBOR + 8.250%, 1.000% Floor(7)	11/29/2018	3,723,828	3,644,500	3,421,639	(222,861)
J.D. Power and Associates	Services: Consumer	Senior Secured First Lien Term Loans LIBOR + 4.250%, 1.000% Floor(5)	6/6/2023	2,000,000	1,990,000	2,012,500	22,500
Livingston International, Inc.	Transportation: Cargo	Senior Secured Second Lien Term Loans LIBOR + 7.750%, 1.250% Floor(1)(4)(7)	4/17/2020	1,954,783	1,969,443	1,841,288	(128,155)
Mohegan Tribal Gaming	Hotel, Gaming & Leisure	Senior Secured First Lien Term Loans LIBOR + 4.500%, 1.000% Floor(5)	11/19/2019	2,032,340	2,010,669	2,030,307	19,638
Multiplan, Inc.	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loans LIBOR + 4.000%, 1.000% Floor(7)	6/7/2023	5,000,000	4,975,000	5,060,150	85,150
MWI Holdings, Inc.	Capital Equipment	Senior Secured First Lien Term Loans LIBOR + 5.500%, 1.000% Floor(8)	6/29/2020	4,000,000	3,960,000	3,990,000	30,000
Netsmart Technologies, Inc.	High Tech Industries	Senior Secured First Lien Term Loans LIBOR + 4.750%, 1.000% Floor(5)	4/19/2023	2,000,000	1,980,000	2,007,500	27,500
Nine West Holdings, Inc.	Consumer Goods: Non-Durable	Senior Secured First Lien Term Loans LIBOR + 3.750%, 1.000% Floor(7)	10/8/2019	5,880,000	5,865,300	2,975,280	(2,890,020)
Payless Inc.	Retail	Senior Secured First Lien Term Loans LIBOR + 4.000%, 1.000% Floor(7)	3/11/2021	5,865,000	5,843,006	3,431,025	(2,411,981)
Petco Animal Supplies, Inc.	Retail	Senior Secured First Lien Term Loans LIBOR + 4.000%, 1.000% Floor(7)	1/26/2023	7,955,013	7,795,912	8,033,449	237,537
Preferred Sands Holding Company, LLC	Construction & Building	Senior Secured First Lien Term Loans LIBOR + 5.750%, 1.000% Floor(7)	7/27/2020	2,877,500	2,848,725	1,956,700	(892,025)
Revlon Consumer Products Corporation	Consumer Goods: Non-Durable	Senior Secured First Lien Term Loans LIBOR + 3.500%, 0.750% Floor(6)	9/7/2023	2,500,000	2,487,500	2,503,400	15,900
Sungard Availability Services Capital Inc.	Services: Business	Senior Secured First Lien Term Loans LIBOR + 5.000%, 1.000% Floor(5)	3/31/2019	7,989,438	7,956,046	7,490,098	(465,948)
TaxACT Inc.	Banking, Finance, Insurance & Real Estate	Senior Secured First Lien Term Loans LIBOR + 6.000%, 1.000% Floor(5)	1/3/2023	2,956,427	2,878,660	3,004,469	125,809
Tensar Corp.	Capital Equipment	Senior Secured First Lien Term Loans LIBOR + 4.750%, 1.000% Floor(7)	7/9/2021	11,574,536	11,458,791	9,770,876	(1,687,915)
Texas Competitive Electric Holdings Company LLC	Utilities: Electric	Senior Secured First Lien Term Loans LIBOR + 4.000%, 1.000% Floor(5)	8/4/2023	3,257,143	3,224,571	3,280,399	55,828
Texas Competitive Electric Holdings Company LLC	Utilities: Electric	Senior Secured First Lien Term Loans LIBOR + 4.000%, 1.000% Floor(5)	8/4/2023	742,857	735,429	748,161	12,732
Travelclick, Inc	Services: Business	Senior Secured First Lien Term Loans LIBOR + 4.500%, 1.250% Floor(5)	5/12/2021	4,744,596	4,697,150	4,744,596	47,446

Company(1)	Industry	Type of Investment	Maturity	Par Amount	Initial Notional Cost(2)	Fair Value	Unrealized Appreciation/ (Depreciation)
tronc Inc.	Media: Advertising, Printing & Publishing	Senior Secured First Lien Term Loans LIBOR + 4.750%, 1.000% Floor(4)(5)	8/4/2021	9,125,000	9,052,000	9,067,969	15,969
UFC Holdings, LLC	Hotel, Gaming, & Leisure	Senior Secured First Lien Term Loans LIBOR + 4.000%, 1.000% Floor(7)	8/18/2023	1,000,000	995,000	1,008,130	13,130
UFC Holdings, LLC	Hotel, Gaming, & Leisure	Senior Secured Second Lien Term Loans LIBOR + 7.500%, 1.000% Floor(7)	8/18/2024	500,000	495,000	506,250	11,250
US Shipping Partners LP	Transportation: Cargo	Senior Secured First Lien Term Loans LIBOR + 4.250%, 1.000% Floor(7)	6/26/2021	1,881,364	1,867,253	1,853,143	(14,110)
VCVH Holding Corp.	High Tech Industries	Senior Secured First Lien Term Loans LIBOR + 5.000%, 1.000% Floor(7)	6/1/2023	1,000,000	990,000	993,130	3,130
Veresen Midstream Limited Partnership	Energy: Oil & Gas	Senior Secured First Lien Term Loans LIBOR + 4.250%, 1.000% Floor(7)	3/31/2022	3,000,000	2,963,700	2,972,490	8,790
Victory Capital Operating, LLC	High Tech Industries	Senior Secured First Lien Term Loans LIBOR + 7.500%, 1.000% Floor(7)	10/29/2021	1,666,667	1,641,667	1,637,500	(4,167)
Western Digital Corporation	High Tech Industries	Senior Secured First Lien Term Loans LIBOR + 5.500%, 0.750% Floor(5)	4/29/2023	3,200,000	3,156,000	3,230,016	74,016
YP LLC	Media: Advertising, Printing & Publishing	Senior Secured First Lien Term Loans LIBOR + 6.750%, 1.250% Floor(5)	6/4/2018	2,826,087	2,847,283	2,811,985	(35,298)
YRC Worldwide Inc.	Transportation: Cargo	Senior Secured First Lien Term Loans LIBOR + 7.000%, 1.000% Floor(4)(5)	2/13/2019	9,762,218	9,750,121	9,294,999	(455,122)

				$206,569,068	$204,056,140	$185,443,641	$(18,612,499)
Total accrued interest income, net of expenses							$435,125

Total unrealized depreciation on total return swap							$(18,177,374)

(1)	All investments are domiciled in the United States except for Livingston International, Inc., which is domiciled in Canada.
(2)	Represents the initial amount of par of an investment in which the TRS is referenced.
(3)	The referenced asset or portion thereof is unsettled as of September 30, 2016.
(4)	The investment is not a qualifying asset under the 1940 Act.
(5)

The interest rate on these loans is subject to a base rate plus 1 Month (“1M”) LIBOR, which at September 30, 2016 was 0.53%. As the interest rate is subject to a minimum LIBOR floor which was greater than the 1M LIBOR rate at September 30, 2016, the prevailing rate in effect at September 30, 2016 was the base rate plus the LIBOR floor.

(6)

The interest rate on these loans is subject to a base rate plus 2 Month (“2M”) LIBOR, which at September 30, 2016 was 0.65%. As the interest rate is subject to a minimum LIBOR floor which was greater than the 2M LIBOR rate at September 30, 2016, the prevailing rate in effect at September 30, 2016 was the base rate plus the LIBOR floor.

(7)

The interest rate on these loans is subject to a base rate plus 3 Month (“3M”) LIBOR, which at September 30, 2016 was 0.85%. As the interest rate is subject to a minimum LIBOR floor which was greater than the 3M LIBOR rate at September 30, 2016, the prevailing rate in effect at September 30, 2016 was the base rate plus the LIBOR floor.

(8)

The interest rate on these loans is subject to a base rate plus 6 Month (“6M”) LIBOR, which at September 30, 2016 was 1.24%. As the interest rate is subject to a minimum LIBOR floor which was greater than the 6M LIBOR rate at September 30, 2016, the prevailing rate in effect at September 30, 2016 was the base rate plus the LIBOR floor.

The following table is a summary of the TRS reference assets as of December 31, 2015:

Company(1)	Industry	Type of Investment	Maturity	Par Amount	Initial Notional Cost(2)	Fair Value	Unrealized Appreciation/ (Depreciation)
American Beacon Advisors Inc	Banking, Finance, Insurance & Real Estate	Senior Secured First Lien Term Loans LIBOR + 4.500%, 1.000% Floor(7)	4/30/2022	$997,500	$992,513	$984,204	$(8,309)
Answers Corporation	High Tech Industries	Senior Secured First Lien Term Loans LIBOR + 5.250%, 1.000% Floor(5)	10/1/2021	14,887,500	14,366,438	9,974,625	(4,391,813)
ANVC Merger Corp.	Aerospace & Defense	Senior Secured First Lien Term Loans LIBOR + 4.500%, 1.000% Floor(7)	2/18/2021	4,740,086	4,692,685	4,597,883	(94,802)
AP Gaming I, LLC	Hotel, Gaming & Leisure	Senior Secured Second Lien Term Loans LIBOR + 8.250%, 1.000% Floor(7)	12/20/2020	14,263,492	13,988,219	13,710,781	(277,438)
Asurion Corporation	Banking, Finance, Insurance & Real Estate	Senior Secured First Lien Term Loans LIBOR + 3.750%, 1.250% Floor(7)	5/24/2019	4,724,269	4,723,681	4,415,727	(307,954)
Atkore International, Inc	Metals & Mining	Senior Secured Second Lien Term Loans LIBOR + 6.750%, 1.000% Floor(7)	10/9/2021	10,000,000	10,032,500	8,700,000	(1,332,500)
Bowlmor AMF Corporation	Services: Consumer	Senior Secured First Lien Term Loans LIBOR + 6.250%, 1.000% Floor(7)	9/18/2021	8,910,000	8,776,350	8,783,745	7,395
CJ Holding Co.	Energy: Oil & Gas	Senior Secured First Lien Term Loans LIBOR + 5.500%, 1.000% Floor(4)(5)	3/24/2020	2,985,000	2,567,100	1,814,880	(752,220)
CSP Technologies North America, Inc	Containers, Packaging & Glass	Senior Secured First Lien Term Loans LIBOR + 6.000%, 1.000% Floor(7)	1/29/2022	9,925,000	9,726,500	9,726,500	—
Collective Brands Finance Inc.	Retail	Senior Secured First Lien Term Loans LIBOR + 4.000%, 1.000% Floor(7)	3/11/2021	5,910,000	5,887,838	3,376,088	(2,511,750)
Encompass Digital Media, Inc	Telecommunications	Senior Secured First Lien Term Loans LIBOR + 4.500%, 1.000% Floor(5)	6/6/2021	4,937,500	4,912,813	4,814,063	(98,750)
Fieldwood Energy LLC	Energy: Oil & Gas	Senior Secured Second Lien Term Loans LIBOR + 7.125%, 1.250% Floor(8)	9/30/2020	4,246,305	4,317,500	636,946	(3,680,554)
Genex Services, Inc.	Banking, Finance, Insurance & Real Estate	Senior Secured First Lien Term Loans LIBOR + 4.250%, 1.000% Floor(5)	5/30/2021	2,972,475	2,957,612	2,915,492	(42,120)
Hudson Products Holdings Inc	Capital Equipment	Senior Secured First Lien Term Loans LIBOR + 4.000%, 1.000% Floor(7)	3/15/2019	1,872,446	1,863,083	1,569,727	(293,356)
Iqor US Inc.	Services: Business	Senior Secured First Lien Term Loans LIBOR + 5.000%, 1.000% Floor(7)	4/1/2021	7,668,571	7,515,200	6,045,365	(1,469,835)
Isola USA	High Tech Industries	Senior Secured First Lien Term Loans LIBOR + 8.250%, 1.000% Floor(7)	11/29/2018	3,825,000	3,767,625	3,372,417	(395,208)
Language Line LLC	Telecommunications	Senior Secured First Lien Term Loans LIBOR + 5.500%, 1.000% Floor(7)	7/7/2021	3,293,750	3,260,813	3,266,314	5,501
Livingston International, Inc.	Transportation: Cargo	Senior Secured Second Lien Term Loans LIBOR + 7.750%, 1.250% Floor(1)(4)(7)	4/18/2020	1,954,783	1,969,443	1,804,239	(165,204)
Maxim Crane Works LP	Capital Equipment	Senior Secured Second Lien Term Loans LIBOR + 9.250%, 1.000% Floor(5)	11/26/2018	6,500,000	6,590,000	6,370,000	(220,000)

Company(1)	Industry	Type of Investment	Maturity	Par Amount	Initial Notional Cost(2)	Fair Value	Unrealized Appreciation/ (Depreciation)
Mohegan Tribal Gaming	Hotel, Gaming & Leisure	Senior Secured First Lien Term Loans LIBOR + 4.500%, 1.000% Floor(7)	11/19/2019	6,937,197	6,805,555	6,771,189	(34,366)
Nine West Holdings, Inc.	Consumer goods: Non-durable	Senior Secured First Lien Term Loans LIBOR + 3.750%, 1.000% Floor(7)	10/8/2019	5,925,000	5,910,188	4,094,175	(1,816,013)
Packaging Coordinators, Inc.	Containers, Packaging & Glass	Senior Secured First Lien Term Loans LIBOR + 4.250%, 1.000% Floor(7)	8/1/2021	4,950,000	4,900,500	4,900,500	—
Preferred Sands Holding Company, LLC	Construction & Building	Senior Secured First Lien Term Loans LIBOR + 5.750%, 1.000% Floor(7)	7/27/2020	6,930,000	6,860,700	3,205,125	(3,655,575)
Sungard Availability Services Capital Inc.	Services: Business	Senior Secured First Lien Term Loans LIBOR + 5.000%, 1.000% Floor(5)	3/31/2019	10,592,195	10,545,854	9,149,008	(1,396,846)
Tensar Corp.	Capital Equipment	Senior Secured First Lien Term Loans LIBOR + 4.750%, 1.000% Floor(7)	7/9/2021	11,880,000	11,761,200	10,083,150	(1,678,050)
Thomson Multimedia	Media: Advertising, Printing & Publishing	Senior Secured First Lien Term Loans LIBOR + 6.000%, 1.000% Floor(5)	3/31/2020	8,771,899	8,879,253	8,530,672	(348,581)
TravelCLICK, Inc	Hotel, Gaming & Leisure	Senior Secured First Lien Term Loans LIBOR + 4.500%, 1.250% Floor(5)	5/12/2021	9,817,247	9,719,074	9,424,557	(294,517)
Tribune Publishing Co.	Media: Advertising, Printing & Publishing	Senior Secured First Lien Term Loans LIBOR + 4.750%, 1.000% Floor(5)	8/4/2021	9,500,000	9,424,000	8,704,375	(719,625)
TTM Technologies Inc.	High Tech Industries	Senior Secured First Lien Term Loans LIBOR + 5.000%, 1.000% Floor(4)(7)	5/7/2021	3,990,000	3,850,350	3,600,975	(249,375)
US Shipping Partners LP	Transportation: Cargo	Senior Secured First Lien Term Loans LIBOR + 4.250%, 1.000% Floor(7)	4/26/2021	1,926,818	1,912,367	1,772,673	(139,694)
YP LLC	Media: Advertising, Printing & Publishing	Senior Secured First Lien Term Loans LIBOR + 6.750%, 1.250% Floor(5)	6/4/2018	3,130,435	3,153,913	3,091,531	(62,382)
YRC Worldwide Inc.	Transportation: Cargo	Senior Secured First Lien Term Loans LIBOR + 7.250%, 1.000% Floor(4)(5)	2/13/2019	9,837,311	9,825,123	8,525,703	(1,299,420)

				$208,801,779	$206,455,990	$178,732,629	$(27,723,361)
Total accrued interest income, net of expenses							$357,542

Total unrealized depreciation on total return swap							$(27,365,819)

(1)	All investments are domiciled in the United States except for Livingston International, Inc., which is domiciled in Canada.
(2)	Represents the initial amount of par of an investment in which the TRS is referenced.
(3)	The referenced asset or portion thereof is unsettled as of December 31, 2015.
(4)	The investment is not a qualifying asset under the Investment Company Act of 1940, as amended.
(5)	The interest rate on these loans is subject to a base rate plus 1 Month (“1M”) LIBOR, which at December 31, 2015 was 0.43%. As the interest rate is subject to a minimum LIBOR floor which was greater than the 1M LIBOR rate at December 31, 2015, the prevailing rate in effect at December 31, 2015 was the base rate plus the LIBOR floor.
(6)	The interest rate on these loans is subject to a base rate plus 2 Month (“2M”) LIBOR, which at December 31, 2015 was 0.51%. As the interest rate is subject to a minimum LIBOR floor which was greater than the 2M LIBOR rate at December 31, 2015, the prevailing rate in effect at December 31, 2015 was the base rate plus the LIBOR floor.
(7)	The interest rate on these loans is subject to a base rate plus 3 Month (“3M”) LIBOR, which at December 31, 2015 was 0.61%. As the interest rate is subject to a minimum LIBOR floor which was greater than the 3M LIBOR rate at December 31, 2015, the prevailing rate in effect at December 31, 2015 was the base rate plus the LIBOR floor.
(8)	The interest rate on these loans is subject to a base rate plus 6 Month (“6M”) LIBOR, which at December 31, 2015 was 0.85%. As the interest rate is subject to a minimum LIBOR floor which was greater than the 6M LIBOR rate at December 31, 2015, the prevailing rate in effect at December 31, 2015 was the base rate plus the LIBOR floor.

Note 6. Borrowings

	As of September 30, 2016			As of December 31, 2015
	Total Commitment	Balance Outstanding	Unused Commitment	Total Commitment	Balance Outstanding	Unused Commitment
ING Credit Facility	$175,000,000	$135,000,000	$40,000,000	$170,000,000	$145,000,000	$25,000,000
Alpine Credit Facility	300,000,000	240,000,000	60,000,000	300,000,000	240,000,000	60,000,000

Total before deferred financing costs	475,000,000	375,000,000	100,000,000	470,000,000	385,000,000	85,000,000
Unamortized deferred financing costs	—	(4,676,389)	—	—	(3,239,404)	—

Total borrowings outstanding, net	$475,000,000	$370,323,611	$100,000,000	$470,000,000	$381,760,596	$85,000,000

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

ING Credit Facility

On August 12, 2016, the Company amended its existing senior secured syndicated revolving credit facility (the “ING Credit Facility”) pursuant to a Senior Secured Revolving Credit Agreement (the “Revolving Credit Agreement”) with certain lenders party thereto from time to time and ING Capital LLC, as administrative agent. The ING Credit Facility matures on August 12, 2020 and is secured by substantially all of the Company’s assets, subject to certain exclusions as further set forth in an Amended and Restated Guarantee, Pledge and Security Agreement (the “Security Agreement”) entered into in connection with the Revolving Credit Agreement, among the Company, the Subsidiary Guarantors party thereto, ING Capital LLC, as Administrative Agent, each Financial Agent and Designated Indebtedness Holder party thereto and ING Capital LLC, as Collateral Agent. The ING Credit Facility also includes usual and customary representations, covenants and events of default for senior secured revolving credit facilities of this nature. On February 13, 2015, commitments to the ING credit facility were expanded from $150,000,000 to $170,000,000. On August 12, 2016, commitments to the ING credit facility were expanded from $170,000,000 to $175,000,000.

The ING Credit Facility allows for the Company, at its option, to borrow money at a rate of either (i) an alternate base rate plus 1.50% per annum or (ii) LIBOR plus 2.50% per annum. The interest rate margins are subject to certain step-downs upon the satisfaction of certain conditions described in the Revolving Credit Agreement. The alternate base rate will be the greatest of (i) the U.S. Prime Rate set forth in the Wall Street Journal, (ii) the federal funds effective rate plus 1/2 of 1%, and (iii) three month LIBOR plus 1%. As of September 30, 2016 and December 31, 2015, the commitment under the ING Credit Facility was $175,000,000 and $170,000,000, respectively, and the ING Credit Facility includes an accordion feature that allows for potential future expansion of the ING Credit Facility up to a total of $500,000,000. Availability of loans under the ING Credit Facility is linked to the valuation of the collateral pursuant to a borrowing base mechanism.

The Company is also required to pay a commitment fee to the lenders based on the daily unused portion of the aggregate commitments under the ING Credit Facility. The commitment fee is (i) 1.50% if the used portion of the aggregate commitments is less than or equal to 40%, (ii) 0.75% if the used portion of the aggregate commitments is greater than 40% and less than or equal to 65% or (iii) 0.50% if the used portion of the aggregate commitments is greater than 65%. The ING Credit Facility provides that the Company may use the proceeds of the facility for general corporate purposes, including making investments in accordance with the Company’s investment objective and strategy.

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

In connection with the security interest established under the Security Agreement, the Company, ING Capital LLC, in its capacity as collateral agent, and State Street Bank and Trust Company, in its capacity as the Company’s custodian, entered into a control agreement dated as of December 4, 2013, in order to, among other things, perfect the security interest granted pursuant to the Security Agreement in, and provide for control over, the related collateral.

As of September 30, 2016 and December 31, 2015, the carrying amount of the Company’s borrowings under the ING Credit Facility approximated their fair value. The fair value of the Company’s debt obligation is determined in accordance with ASC 820, which defines fair value in terms of the price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The fair value of the Company’s borrowing under the ING Credit Facility is estimated based upon market interest rates of the Company’s borrowing or entities with similar credit risk, adjusted for nonperformance risk, if any. At September 30, 2016 and December 31, 2015, the ING Credit Facility would be deemed to be Level 3, as defined in Note 4.

As of September 30, 2016 and December 31, 2015, $2,935,814 and $1,061,595 of financing costs related to the ING Credit Facility have been capitalized and are being amortized over the respective terms, respectively. In accordance with ASU 2015-03, the financing costs related to the ING Credit Facility are reported on the Consolidated Statements of Assets and Liabilities as a direct deduction from the face amount of the revolving credit facility. For the three and nine months ended September 30, 2016, the Company recorded $1,251,792 and $3,638,315, respectively, of interest and financing expenses related to the ING Credit Facility, of which $994,201 and $2,893,308, respectively, were attributable to interest, $67,152 and $218,194, respectively, were attributable to commitment fees and $190,439 and $526,813, respectively, were attributable to amortization of deferred financing costs. For the three and nine months ended September 30, 2015, the Company recorded $1,118,805 and $3,152,168, respectively, of interest and financing expenses related to the ING Credit Facility, of which $831,754 and $2,289,747, respectively, were attributable to interest, $81,805 and $262,708, respectively, were attributable to commitment fees, and $205,246 and $599,713, respectively, were attributable to amortization of deferred financing costs. As of September 30, 2016 and December 31, 2015, the Company’s outstanding borrowings under the ING Credit Facility were $135,000,000 and $145,000,000, respectively. For the three and nine months ended September 30, 2016, the Company’s weighted average outstanding debt balance and interest rate on the ING Credit Facility was $120,163,043 and 3.3% and $113,576,642 and 3.4%, respectively. For the three and nine months ended September 30, 2015, the Company’s weighted average outstanding debt balance and interest rate on the ING Credit Facility was $105,978,261 and 3.1% and $97,564,103 and 3.1%, respectively.

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

The Alpine Credit Facility provides for borrowings in an aggregate principal amount up to $300,000,000 on a committed basis. Borrowings under the Alpine Credit Facility are subject to compliance with a NAV coverage ratio with respect to the current value of Alpine’s portfolio and various eligibility criteria must be satisfied with respect to the initial acquisition of each loan in Alpine’s portfolio. Any amounts borrowed under the Alpine Credit Facility will mature, and all accrued and unpaid interest thereunder will be due and payable, on July 23, 2019.

Pricing under the Alpine Credit Facility for each one month calculation period is based on LIBOR for an interest period of one month, plus a spread of 3.25% per annum. If LIBOR is unavailable, pricing will be determined at the prime rate offered by JPMorgan or the federal funds effective rate, plus a spread of 3.25% per annum. Interest is payable monthly in arrears. Since February 23, 2015, Alpine has been required to pay a commitment fee equal to 0.50% on the average daily unused amount of the financing commitments to the extent $150,000,000 has not been borrowed. Alpine also paid a set-up fee and incurred certain other customary costs and expenses in connection with obtaining the Alpine Credit Facility on July 23, 2014, and its first amendment which increased the aggregate principal amount from $150,000,000 to $300,000,000 on February 6, 2015.

Borrowings of Alpine are considered borrowings of the Company for purposes of complying with the asset coverage requirements under the 1940 Act applicable to business development companies.

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

As of September 30, 2016 and December 31, 2015, the carrying amount of the Company’s borrowings under the Alpine Credit Facility approximated the fair value of the Company’s debt obligation. The fair value of the Company’s debt obligation is determined in accordance with ASC 820, which defines fair value in terms of the price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The fair value of the Company’s borrowings under the Alpine Credit Facility is estimated based upon market interest rates of the Company’s borrowings or entities with similar credit risk, adjusted for nonperformance risk, if any. At September 30, 2016 and December 31, 2015, the Alpine Credit Facility would be deemed to be Level 3, as defined in Note 4.

As of September 30, 2016 and December 31, 2015, $1,740,575 and $2,177,809, respectively, of financing costs related to the Alpine Credit Facility have been capitalized and are being amortized over the respective terms. In accordance with ASU 2015-03, the financing costs related to the Alpine Credit Facility are reported on the Consolidated Statements of Assets and Liabilities as a direct deduction from the face amount of the revolving credit facility. For the three and nine months ended September 30, 2016, the Company recorded $2,518,536 and

$7,421,422, respectively, of interest and financing expenses related to the Alpine Credit Facility, of which $2,295,062 and $6,755,855, respectively, were attributable to interest, $76,666 and $228,333, respectively, were attributable to commitment fees and $146,808 and $437,234, respectively, were attributable to amortization of deferred financing costs. For the three and nine months ended September 30, 2015, the Company recorded $2,194,158 and $4,729,232 of interest and financing expenses related to the Alpine Credit Facility, of which $2,016,221 and $4,335,048, respectively, were attributable to interest and $177,937 and $394,184, respectively, were attributable to amortization of deferred financing costs. As of September 30, 2016 and December 31, 2015, the Company’s outstanding borrowings under the Alpine Credit Facility were $240,000,000 and $240,000,000, respectively. For the three and nine months ended September 30, 2016, the Company’s weighted average outstanding debt balance and interest rate on the Alpine Credit Facility were $240,000,000 and 3.8% and $240,000,000 and 3.8%, respectively. For the three and nine months ended September 30, 2015, the Company’s weighted average outstanding debt balance and interest rate on the Alpine Credit Facility was $223,823,370 and 3.5% and $163,756,688 and 3.5%, respectively.

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

For the three and nine months ended September 30, 2016, the Company recorded an expense for base management fees of $5,040,490 and $14,790,696, respectively. For the three and nine months ended September 30, 2015, the Company recorded an expense for base management fees of $4,584,654 and $12,548,197, respectively. As of September 30, 2016 and December 31, 2015, the Company recorded a base management fee payable of $5,040,490 and 4,686,096, respectively.

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

For the three and nine months ended September 30, 2016, the Company recorded a Subordinated Incentive Fee on Income of $2,372,355 and $7,876,060, respectively. For the three and nine months ended September 30, 2015, the Company recorded a Subordinated Incentive Fee on Income of $246,192 and $2,639,084, respectively. As of September 30, 2016 and December 31, 2015, the Company recorded an incentive fee on net income payable of $2,372,355 and $1,795,268, respectively.

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

For the three and nine months ended September 30, 2016, the Company recorded a capital gains incentive fee of $0 and $0, respectively. For the three and nine months ended September 30, 2015, the Company recorded a capital gains incentive fee of $0 and $0, respectively. As of September 30, 2016 and December 31, 2015, the Company recorded a capital gains incentive fee payable of $0 and $0, respectively.

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

As of February 2015, SIC Advisors had been fully reimbursed for all O&O Reimbursable Expenses incurred since inception, which totaled $5,602,303. For the three and nine months ended September 30, 2016 and 2015, SIC Advisors did not incur O&O Reimbursable Expenses. For the three and nine months ended September 30, 2016, the Company did not reimburse SIC Advisors. For the three and nine months ended September 30, 2015, the Company reimbursed SIC Advisors $0 and $443,687, respectively. As of September 30, 2016 and December 31, 2015, no amounts have been accrued related to O&O Expenses to be reimbursed to SIC Advisors.

Administration Agreement

On April 5, 2012, the Company entered into an administration agreement (the “Administration Agreement”) with Medley Capital LLC, pursuant to which Medley Capital LLC furnishes the Company with administrative services necessary to conduct its day-to-day operations. On February 28, 2013, Medley Capital LLC entered into a Sub-Administration Agreement with State Street Bank Global Fund Accounting and Custody to perform certain financial, accounting, administrative and other services on behalf of the Company. On March 2, 2016, the Company’s board of directors approved the renewal of the Administration Agreement for an additional one-year term at an in-person meeting. Medley Capital LLC is reimbursed for administrative expenses it incurs on the Company’s behalf in performing its obligations. Such costs are reasonably allocated to the Company on the basis of assets, revenues, time records or other reasonable methods. The Company does not reimburse Medley Capital LLC for any services for which it receives a separate fee or for rent, depreciation, utilities, capital equipment or other administrative items allocated to a controlling person of Medley Capital LLC. For the three and nine months ended September 30, 2016, the Company recorded expenses of $780,166 and $1,997,067, respectively, relating to administrator expenses. For the three and nine months ended September 30, 2015, the Company recorded expenses of $531,497 and $1,625,938, respectively, relating to administrator expenses. As of September 30, 2016 and December 31, 2015, the Company had $780,165 and $517,930, respectively, in administrator expenses payable.

Expense Support and Reimbursement Agreement

On June 29, 2012, the Company entered into an Expense Support and Reimbursement Agreement (the “Expense Support Agreement”) with SIC Advisors. Pursuant to the Expense Support Agreement, SIC Advisors has agreed to reimburse the Company for operating expenses in an amount equal to the difference between distributions paid to the Company’s stockholders in each month, less the sum of the Company’s net investment income, the Company’s net realized capital gains and dividends paid to the Company from its portfolio companies (not included in net income and net realized capital gains) during such period (“Expense Support Reimbursement”). To the extent that no dividends or other distributions are paid to the Company’s stockholders in any given month, then the Expense Support Reimbursement for such month shall be equal to such amount necessary in order for available operating funds for the month to equal zero. The terms of the Expense Support Agreement commenced as of the date that the Company’s registration statement was declared effective by the SEC. Most recently, and subsequent to quarter end, the Company’s board of directors approved an extension of the period during which SIC Advisors may reimburse the Company for operating expenses under the Expense Support Agreement to December 31, 2016. Pursuant to the Expense Support Agreement, as amended, effective as of April 1, 2016, SIC Advisors may make expense support payments on a discretionary basis by making an election on the last day of each month to fund an expense support payment in an amount equal to the difference between the Company’s distributions paid to the Company’s stockholders during such month less the sum of the Company’s net investment income, the Company’s net realized capital gains and dividends paid to the Company from its portfolio companies (not included in net income and net realized capital gains) during such period.

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

For the three and nine months ended September 30, 2016, the Company recorded net Expense Support Reimbursements of $5,389,627 and $16,093,129, respectively, on the consolidated statements of operations. For the three and nine months ended September 30, 2015, the Company recorded net Expense Support Reimbursements of $(931,048) and $3,003,964, respectively, on the consolidated statements of operations. Repayments of amounts paid by SIC Advisors to the Company under the Expense Support Agreement will be accrued as they become probable and estimable. As of September 30, 2016 and December 31, 2015, the Company recorded $9,433,037 and $7,314,867, respectively, in its consolidated statements of assets and liabilities as due from affiliate relating to the Expense Support Agreement. The Company refers to Expense Support Reimbursements that are eligible for reimbursement to SIC Advisors by virtue of having satisfied the conditions described above as a “Crystalized Reimbursement.” As of September 30, 2016 and December 31, 2015, the Company recorded $135,784 and $2,461,300, respectively, of Crystalized Reimbursements, of which $0 and $1,765,769 was paid to the Company, and $135,784 and $695,533 was included in due to affiliate on the respective consolidated statements of assets and liabilities. As of September 30, 2016 and December 31, 2015, the total amounts eligible for reimbursement by the Company to SIC Advisors net of Crystalized Reimbursements was $32,917,254 and $16,824,125, respectively.

The following table provides information regarding liabilities incurred by SIC Advisors pursuant to the Expense Support Agreement as well as other information relating to the Company’s ability to reimburse SIC Advisors for such payments:

Quarter Ended	Amount of Expense Payment Obligation	Amount Repaid to SIC Advisors	Operating Expense Ratio (1)	Annualized Distribution Rate (2)	Eligible to be Repaid Through
June 30, 2012	$454,874	$454,874	6.13%	8.00%	June 30, 2015
September 30, 2012	437,303	437,303	4.05%	8.00%	September 30, 2015
December 31, 2012	573,733	573,733	3.91%	8.00%	December 31, 2015
March 31, 2013	685,404	685,404	1.71%	8.00%	March 31, 2016
June 30, 2013	732,425	732,425	1.00%	7.84%	June 30, 2016
September 30, 2013	1,262,848	1,078,500	0.83%	7.84%	September 30, 2016
December 31, 2013	1,258,575	—	0.45%	7.84%	December 31, 2016
March 31, 2014	1,313,470	—	0.45%	7.80%	March 31, 2017
June 30, 2014	2,143,066	—	0.38%	7.80%	June 30, 2017
September 30, 2014	1,717,593	123,025	0.38%	7.77%	September 30, 2017
December 31, 2014	1,585,471	—	0.47%	8.00%	December 31, 2017
March 31, 2015	1,993,518	—	0.43%	8.00%	March 31, 2018
June 30, 2015	2,148,462	—	0.31%	8.00%	June 30, 2018
September 30, 2015	627,752	—	0.32%	8.25%	September 30, 2018
December 31, 2015	3,974,895	—	0.40%	8.65%	December 31, 2018
March 31, 2016	5,204,896	—	0.37%	8.89%	March 31, 2019
June 30, 2016	5,634,390	—	0.29%	8.89%	June 30, 2019
September 30, 2016	5,389,627	—	0.45%	8.84%	September 30, 2019

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

Opportunities for co-investments may arise when SIC Advisors or an affiliated adviser becomes aware of investment opportunities that may be appropriate for the Company and other clients or affiliated funds. As a BDC, the Company was substantially limited in its ability to co-invest in privately negotiated transactions with affiliated funds until it obtained an exemptive order from the SEC on November 25, 2013 (the “Exemptive Order”). The Exemptive Order permits the Company to participate in negotiated co-investment transactions with certain affiliates, each of whose investment adviser is Medley LLC, the parent company of SIC Advisors, or an investment adviser controlled by Medley LLC, in a manner consistent with its investment objective, strategies and restrictions, as well as regulatory requirements and other pertinent factors. Co-investment under the Exemptive Order is subject to certain conditions therein, including the condition that, in the case of each co-investment transaction, the Company’s board of directors determines that it would be advantageous for the Company to co-invest in a manner described in the Exemptive Order. Before receiving the Exemptive Order, the Company only participated in co-investments that were allowed under existing regulatory guidance, such as syndicated loan transactions where price was the only negotiated term, which limited the types of investments that the Company could make. Please see footnotes 3 and 4 to the consolidated schedule of investments as of September 30, 2016 and December 31, 2015 for disclosures regarding securities also held by affiliated funds.

Note 9. Directors Fees

Prior to April 1, 2015, the Company’s independent directors each received an annual retainer fee of $30,000 and further received a fee of $2,500 ($1,000 for telephonic attendance) for each regularly scheduled board meeting and a fee of $1,000 for each special board meeting and all committee meetings as well as reimbursement of reasonable and documented out-of-pocket expenses incurred in connection with attending each board or committee meeting. In addition, the chairman of the audit committee received an annual retainer of $10,000, while the chairman of any other committee received an annual retainer of $2,500. Effective April 1, 2015, the Company’s independent directors each receive an annual retainer of $50,000 and further receive a fee of $4,000 ($2,000 for telephonic attendance) for each regularly scheduled board meeting and a fee of $2,000 for each special board meeting and all committee meetings as well as reimbursement of reasonable and documented out-of-pocket expenses incurred in connection with attending each board or committee meeting. In addition, the chairman of the audit committee receives an annual retainer of $15,000, while the chairman of any other committee receives an annual retainer of $5,000. Effective January 21, 2016, the lead independent director receives an annual retainer of $10,000. For the three and nine months ended September 30, 2016, the Company recorded directors’ fees expenses in General and Administrative expenses on the consolidated statement of operations of $66,500 and $218,472, respectively. For the three and nine months ended September 30, 2015, the Company recorded directors’ fees expenses in General and Administrative expenses on the consolidated statement of operations of $65,000 and $174,625, respectively.

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

The following table shows the computation of the weighted average basic and diluted net increase in net assets per share from operations for the three and nine months ended September 30, 2016 and 2015:

	For the three months ended September 30,		For the nine months ended September 30,
	2016	2015	2016	2015
Net increase/(decrease) in net assets from operations	$20,834,572	$(16,498,728)	$51,830,080	$7,068,518
Weighted average common stock outstanding	92,516,572	75,354,820	89,015,100	67,105,439
Weighted average basic and diluted net increase/ (decrease) in net assets per share from operations	$0.23	$(0.22)	$0.58	$0.11

Note 11. Commitments

As of September 30, 2016 and December 31, 2015, the Company had $10,836,932 and $14,170,243, respectively, of unfunded commitments under loan and financing agreements. These amounts are primarily composed of commitments for senior secured term loans, revolvers, and additional capital contributions for the Sierra JV. The unrealized gain or loss associated with unfunded commitments is recorded in the financial statements and reflected as an adjustment to the valuation of the related security in the Consolidated Schedule of Investments. The par amount of the unfunded commitments are not recognized by the Company until the commitment is funded.

	As of
	September 30, 2016	December 31, 2015
AAR Intermediate Holdings, LLC	$628,896	$—
Alpha Media LLC	—	1,645,313
Black Angus Steakhouses LLC	3,348,215	3,571,429
CP Opco, LLC	107,552	—
DHISCO Electronic Distributions, Inc.	1,190,476	1,904,762
Elite Comfort Solutions LLC	2,499,293	—
First Boston Construction Holdings, LLC	—	2,636,719
Ship Supply Acquisition Corporation	—	3,048,780
Sierra Senior Loan Strategy JV I LLC	3,062,500	—
Software Paradigms International Group, LLC	—	1,363,240

Total	$10,836,932	$14,170,243

Note 12. Fee Income

Fee income consists of origination fees, amendment fees, prepayment fees, administrative agent fees, transaction break-up fee and other miscellaneous fees. Origination fees, prepayment fees, amendment fees, and other similar fees are non-recurring fee sources. Such fees are received on a transaction by transaction basis and do not constitute a regular stream of income. The following tables show the Company’s fee income for the three and nine months ended September 30, 2016 and 2015:

	For the three months ended September 30,		For the nine months ended September 30,
	2016	2015	2016	2015
Origination fees	$787,985	$1,957,645	$1,693,342	$6,754,212
Prepayment fees	1,290,750	65,272	2,548,396	991,377
Amendment fees	273,566	180,938	774,628	729,896
Administrative agent fees	47,721	9,551	47,721	22,389
Other fees	64,012	69,115	93,700	132,151

Fee income	$2,464,034	$2,282,521	$5,157,787	$8,630,025

Note 13. Distributions and Share Repurchase Plan Distributions

Distributions to common stockholders are recorded on the ex-dividend date. The amount to be paid out as a distribution is determined by the Company’s board of directors.

The Company has adopted an “opt in” distribution reinvestment plan (“DRIP”) pursuant to which the Company’s common stockholders may elect to have the full amount of any cash distributions reinvested in additional shares of the Company’s common stock. As a result, if the Company declares a cash dividend or other distribution, each stockholder that has “opted in” to the Company’s reinvestment plan will have their distributions automatically reinvested in additional shares of the Company’s common stock rather than receiving cash distributions. Stockholders who receive distributions in the form of shares of common stock will be subject to the same federal, state and local tax consequences as if they received cash distributions. For the nine months ended September 30, 2016, the Company distributed a total of $53,464,883, of which, $28,108,664 was in cash and $25,356,219 was in the form of common shares associated with the DRIP. For the nine months ended September 30, 2015, the Company distributed a total of $40,537,983, of which, $21,139,251, was in cash and $19,398,732 was in the form of common shares associated with the DRIP.

The following table reflects the cash distributions per share that the Company has declared or paid to its stockholders for the current and prior fiscal years. Stockholders of record as of each respective record date were entitled to receive the distribution.

Record Date	Payment Date	Amount per share
January 15 and 30, 2015	January 30, 2015	$0.03333
February 13 and 27, 2015	February 27, 2015	0.03333
March 13 and 31, 2015	March 31, 2015	0.03333
April 15 and 30, 2015	April 30, 2015	0.03333
May 15 and 29, 2015	May 29, 2015	0.03333
June 15 and 30, 2015	June 30, 2015	0.03333
July 15 and 31, 2015	July 31, 2015	0.03333
August 14 and 31, 2015	August 31, 2015	0.03333
September 15 and 30, 2015	September 30, 2015	0.03333
October 15 and 30, 2015	October 30, 2015	0.03333
November 13 and 30, 2015	November 30, 2015	0.03333
December 15 and 31, 2015	December 31, 2015	0.03333
January 15 and 29, 2016	January 29, 2016	0.03333
February 12 and 29, 2016	February 29, 2016	0.03333
March 15 and 31, 2016	March 31, 2016	0.03333
April 15 and 29, 2016	April 29, 2016	0.03333
May 13 and 31, 2016	May 31, 2016	0.03333
June 15 and 30, 2016	June 30, 2016	0.03333
July 15 and 29, 2016	July 29, 2016	0.03333
August 15 and 31, 2016	August 31, 2016	0.03333
September 15 and 30, 2016	September 30, 2016	0.03333
October 14 and 31, 2016	October 31, 2016	0.02667
November 15 and 30, 2016	November 30, 2016	0.02667
December 15 and 30, 2016	December 30, 2016	0.02667

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

Share Repurchase Program

In June 2013, the Company commenced a share repurchase program pursuant to which it intends to conduct quarterly share repurchases, of up to 2.5% of the weighted average number of outstanding shares in any 3-month period or 10% of the weighted average number of outstanding shares in any 12-month period. The purpose of the share repurchase program is to allow stockholders to sell their shares back to the Company at a price equal to the most recently disclosed NAV per share of the Company’s common stock immediately prior to the date of repurchase. Shares will be purchased from stockholders participating in the program on a pro rata basis. Unless the Company’s board of directors determines otherwise, the number of shares to be repurchased during any calendar year will be limited to the proceeds received in association with the sale of shares of common stock under the distribution reinvestment plan.

The following table reflects activity under the Company’s Share Repurchase Plan:

Offer Date	Quantity Offered	Price per Share	Repurchase Date	Repurchase Quantity
6/4/13	16,652	$9.18	—	—
8/8/13	32,627	$9.13	9/27/13	3,642
11/7/13	60,966	$9.14	12/19/13	5,826
3/12/14	120,816	$9.18	4/25/14	9,835
5/6/14	199,476	$9.20	6/13/14	17,777
8/5/14	294,068	$9.25	9/12/14	35,887
11/5/14	411,894	$9.22	12/24/14	411,894
3/4/15	535,571	$8.97	4/24/15	68,472
5/6/15	620,420	$8.98	6/24/15	90,916
8/5/15	727,654	$8.96	9/29/15	328,353
11/3/15	853,688	$8.56	12/23/15	285,559
3/2/16	959,436	$8.16	4/29/16	959,436
5/5/16	1,005,447	$8.04	6/30/16	855,215
8/4/16	1,048,412	$8.11	9/28/16	1,048,407

In the event of the death or disability of a stockholder, the Company will repurchase the shares held by such stockholder at a price equal to the NAV per share of our shares as disclosed in the periodic report we file with the SEC immediately following the date of the death or disability of such stockholder. During the three and nine months ended September 30, 2016, the Company repurchased 1,373 and 2,362, respectively, due to death. During the three and nine months ended September 30, 2015, the Company repurchased 2,602 and 31,060, respectively, shares due to death.

Note 14. Financial Highlights

The following is a schedule of financial highlights of the Company for the nine months ended September 30:

	2016	2015
Per Share Data:(1)
Net asset value at beginning of period	$8.16	$8.97
Net investment income/(loss)	0.52	0.48
Net realized gains/(losses) on investments and total return swap	(0.07)	0.13
Net unrealized appreciation/(depreciation) on investments and total return swap	0.13	(0.42)

Net increase/(decrease) in net assets	0.58	0.19
Distributions declared from net investment income(2)	(0.60)	(0.60)
Distributions from net realized capital gains	—	—

Total distributions to stockholders	(0.60)	(0.60)
Issuance of common stock above net asset value(3)	—	—
Net asset value at end of period	$8.14	$8.56

Total return based on net asset value(4)(5)	7.42%	2.01%
Portfolio turnover rate(6)	19.82%	18.63%
Shares outstanding at end of period	93,716,607	78,580,360
Net assets at end of period	$763,129,940	$672,401,213
Ratio/Supplemental Data (annualized):
Ratio of net expenses (including incentive fees) to average net assets(5)(7)	4.53%	6.58%
Ratio of net investment income/(loss) to average net assets(5)(7)	9.07%	7.31%
Ratio of incentive fees to average net assets (non-annualized)(7)	1.10%	0.44%
Supplemental Data (annualized):
Asset coverage ratio per unit(8)	$2,585	$2,332
Percentage of non-recurring fee income(9)	6.98%	13.93%
Ratio of net expenses (excluding incentive fees) to average net assets(7)	3.43%	5.98%
Ratio of interest and financing related expenses to average net assets	1.88%	1.55%

(1)	The per share data was derived by using the weighted average shares outstanding during the nine months ended September 30, 2016 and 2015, which were 89,015,100 and 67,105,439, respectively.
(2)	The per share data for distributions is the actual amount of paid distributions per share during the period.
(3)

Shares issued under the DRIP (see Note 13) as well as the continuous issuance of shares of common stock may cause an incremental increase/decrease in NAV per share due to the effect of issuing shares at amounts that differ from the prevailing NAV at each issuance.

(4)	Total annual returns are historical and assume reinvestments of all dividends and distributions at prices obtained under the Company’s dividend reinvestment plan, and no sales charge.
(5)

Total returns, ratios of net investment income/(loss), and ratios of net expenses to average net assets for the nine months ended September 30, 2016 and 2015, prior to the effect of the Expense Support and Reimbursement Agreement were as follows: total return 5.14% and 1.29% and ratio of net investment income/(loss): 6.15% and 6.31% and ratio of net expenses to average net assets: 7.62% and 6.90%, respectively.

(6)	Not annualized.
(7)

The ratios for the nine months ended September 30, 2015, revised to include the effect of non-annualized incentive fees and organizational and offering costs, were as follows: ratio of net expenses to average net assets: 6.40%, ratio of net investment income/(loss) to average net assets: 7.13%, ratio of incentive fees to average net assets: 0.44%, and ratio of net expenses (excluding incentive fees) to average net assets: 5.96%.

(8)

Asset coverage per unit is the ratio of the carrying value of the Company’s total consolidated assets for regulatory purposes, which includes the underlying fair value of net TRS, less all liabilities and indebtedness not represented by senior securities to the aggregate amount of Senior Securities representing indebtedness and the implied leverage on the TRS. Asset coverage per unit is expressed in terms of dollars per $1,000 of indebtedness. As of September 30, 2016 and 2015, the Company’s Asset Coverage Per Unit including unfunded commitments was $2,528 and $2,287, respectively.
(9)	Represents the impact of non-recurring fees over total investment income.

Note 15. Subsequent Events

Management has evaluated subsequent events through the date of issuance of the consolidated financial statements included herein. There have been no subsequent events that occurred during such period that would require disclosure in this Form 10-Q or would be required to be recognized in the consolidated financial statements as of and for the nine months ended September 30, 2016, except as disclosed below.

On October 4, 2016, the Company’s board of directors approved the Tenth Amendment to the Expense Support Agreement between the Company and SIC Advisors (the “Tenth Amendment”). Pursuant to the Tenth Amendment, the period during which SIC Advisors may reimburse the Company for operating expenses under the Expense Support Agreement has been extended to December 31, 2016 from September 30, 2016.

On October 4, 2016, the Company’s board of directors declared a series of semi-monthly distributions for October, November and December 2016 in the amount of $0.02667 per share. Below are the details for each respective distribution:

Amount Per Share	Record Date	Payment Date
$0.02667	October 14, 2016	October 31, 2016
$0.02667	October 31, 2016	October 31, 2016
$0.02667	November 15, 2016	November 30, 2016
$0.02667	November 30, 2016	November 30, 2016
$0.02667	December 15, 2016	December 30, 2016
$0.02667	December 30, 2016	December 30, 2016

The Company issued common shares and received gross proceeds of approximately $6.8 million subsequent to September 30, 2016.

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

On April 17, 2012, we successfully reached the minimum escrow requirement and officially commenced operations by receiving gross proceeds of $10 million in exchange for 1,108,033.24 shares of our common stock sold to SIC Advisors.

Under our Investment Advisory Agreement, we pay SIC Advisors a base management fee as well as an incentive fee based on our investment performance. Also, under the Administration Agreement, we reimburse Medley for the allocable portion of overhead and other expenses incurred by Medley Capital LLC in performing its obligations under the Administration Agreement, including our allocable portion of the costs of compensation and related expenses of our chief compliance officer, chief financial officer and their respective staffs.

We intend to meet our investment objective by primarily lending to, and investing in, the debt of privately owned U.S. middle market companies, which we define as companies with annual revenue between $50 million and $1 billion. We intend to focus primarily on making investments in first lien senior secured debt, second lien secured debt, and to a lesser extent, subordinated debt, of middle market companies in a broad range of industries. We expect that the majority of our debt investments will bear interest at floating interest rates, but our portfolio may also include fixed-rate investments. We will originate transactions sourced through SIC Advisors’ existing network, and, to a lesser extent, expect to acquire debt securities through the secondary market. We may make equity investments in companies that we believe will generate appropriate risk adjusted returns, although we do not expect such investments to be a substantial portion of our portfolio.

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

•

all other expenses incurred by us or SIC Advisors in connection with administering our investment portfolio, including expenses incurred by SIC Advisors in performing certain of its obligations under the Investment Advisory Agreement; and

•

the reimbursement of the compensation of our chief financial officer and chief compliance officer, whose compensation is paid by Medley, to the extent that each such reimbursement amount is annually approved by our independent director committee and subject to the limitations included in our Administration Agreement.

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

Portfolio and Investment Activity

As of September 30, 2016, our investment portfolio consisted of investments in 95 portfolio companies with a fair value of $941.7 million, and was comprised of 50.4% senior secured first lien term loans, 27.6% senior secured second lien term loans, 7.9% senior secured first lien notes, 6.5% subordinated notes, 5.6% Sierra Senior Loan Strategy JV I LLC and 2.0% warrants and equity.

As of December 31, 2015, our investment portfolio consisted of investments in 89 portfolio companies with a fair value of $907.4 million, and was comprised of 56.1% senior secured first lien term loans, 31.4% senior secured second lien term loans, 7.5% senior secured first lien notes, 3.6% Sierra Senior Loan Strategy JV I LLC and 1.4% warrants and equity.

As of September 30, 2016, our income-bearing investment portfolio, which represented 98.7% of our total portfolio, had a weighted average yield based upon the cost of our portfolio investments of approximately 9.5%, and 10.3% of our income-bearing portfolio bore interest based on fixed rates, and 89.7% of our income-bearing portfolio bore interest on floating rates, such as LIBOR.

As of December 31, 2015, our income-bearing investment portfolio, which represented 95.1% of our total portfolio, had a weighted average yield based upon the cost of our portfolio investments of approximately 9.4%, and 12.9% of our income-bearing portfolio bore interest based on fixed rates, and 87.1% of our income-bearing portfolio bore interest on floating rates, such as LIBOR.

During the quarter ended September 30, 2016, we invested $86.9 million of principal in directly originated transactions across 12 portfolio companies and $9.1 million of principal in syndicated transactions across 4 portfolio companies. As of September 30, 2016, the investment portfolio was comprised of $851.0 million of principal in directly originated transactions across 66 portfolio companies and $145.0 million of principal in syndicated transactions across 29 portfolio companies.

The following table summarizes the amortized cost and the fair value of our investment portfolio, not including cash and cash equivalents, as of September 30, 2016:

	Amortized Cost	Percentage	Fair Value	Percentage
Senior secured first lien term loans	$496,306,593	50.0%	$474,771,718	50.4%
Senior secured second lien term loans	279,994,978	28.2	259,981,878	27.6
Senior secured first lien notes	76,368,131	7.7	74,098,199	7.9
Subordinated Notes	60,093,359	6.1	61,152,756	6.5
Sierra Senior Loan Strategy JV I LLC	54,222,500	5.5	52,572,635	5.6
Warrants/Equity	24,321,050	2.5	19,156,744	2.0

Total	$991,306,611	100.0%	$941,733,930	100.0%

The following table summarizes the amortized cost and the fair value of investments, not including cash and cash equivalents, as of December 31, 2015:

	Amortized Cost	Percentage	Fair Value	Percentage
Senior secured first lien term loans	$538,120,165	56.1%	$514,638,093	56.7%
Senior secured second lien term loans	300,961,738	31.4	278,645,462	30.7
Senior secured first lien notes	72,512,631	7.5	66,472,862	7.3
Sierra Senior Loan Strategy JV I LLC	34,272,500	3.6	34,362,191	3.8
Warrants/Equity	13,545,553	1.4	13,243,836	1.5

Total	$959,412,587	100.0%	$907,362,444	100.0%

The weighted average current yield to maturity, including the yield of cash collateral on total return swap (“TRS”), based on fair value at September 30, 2016, was as follows:

	Percentage of Total Investments	Weighted Average Current Yield for Total Investments
Senior Secured First Lien Term Loans	46.5%	9.6%
Senior Secured First Lien Notes	7.3	9.9
Senior Secured Second Lien Term Loans	25.4	10.4
Subordinated Notes	6.0	17.0
Sierra Senior Loan Strategy JV I LLC	5.2	9.9
Warrants/Equity	9.6	12.5

Total	100.0%	10.5%

The following table shows the portfolio composition by industry grouping, including the TRS underlying loans, based on fair value at September 30, 2016:

	Investments at Fair Value(1)	Percentage of Total Portfolio(1)	Value of TRS Underlying Loans	Percentage of TRS Underlying Loans	Total Investments at Fair Value including the value of TRS Underlying Loans	Percentage of Total Portfolio Including the value of TRS Underlying Loans
Services: Business	$154,230,057	16.4%	$18,779,704	10.1%	$173,009,525	15.3%
Multi-Sector Holdings	113,725,390	12.1	—	0.0	113,725,430	10.1
Hotel, Gaming & Leisure	71,870,787	7.6	13,703,596	7.4	85,574,382	7.6
Aerospace & Defense	70,317,298	7.5	4,527,506	2.4	74,844,804	6.6
Banking, Finance, Insurance & Real Estate	64,526,062	6.9	6,883,362	3.7	71,409,424	6.3
Retail	60,274,798	6.4	11,464,474	6.2	71,739,272	6.4
Construction & Building	58,624,754	6.2	1,956,700	1.1	60,581,454	5.4
Healthcare & Pharmaceuticals	41,466,590	4.4	5,060,150	2.7	46,526,740	4.1
Automotive	36,099,248	3.8	—	0.0	36,099,248	3.2
Wholesale	32,795,039	3.5	—	0.0	32,795,039	2.9
Telecommunications	30,813,298	3.3	—	0.0	30,813,298	2.7
Transportation: Cargo	28,397,702	3.0	12,989,429	7.0	41,387,131	3.7
High Tech Industries	26,841,758	2.9	19,065,129	10.3	45,906,887	4.1
Energy: Oil & Gas	24,939,245	2.6	6,140,380	3.3	31,079,625	2.8
Media: Advertising, Printing & Publishing	21,979,711	2.3	16,913,301	9.1	38,893,012	3.5
Metals & Mining	20,245,760	2.1	10,004,200	5.4	30,249,960	2.7
Beverage & Food	19,332,770	2.1	2,970,000	1.6	22,302,770	2.0
Media: Broadcasting & Subscription	15,931,782	1.7	4,774,462	2.6	20,706,244	1.8
Media: Diversified & Production	15,358,083	1.6	4,756,250	2.6	20,114,333	1.8
Capital Equipment	14,605,650	1.6	15,474,462	8.3	30,080,112	2.7
Chemicals, Plastics & Rubber	14,232,487	1.5	—	0.0	14,232,487	1.3
Service: Consumer	5,125,661	0.5	10,814,501	5.8	15,940,162	1.4
Containers, Packaging & Glass	—	0.0	9,658,794	5.2	9,658,794	0.9
Consumer goods: Non-durable	—	0.0	5,478,680	3.0	5,478,680	0.5
Utilities: Electric	—	0.0	4,028,560	2.2	4,028,560	0.4

Total	$941,733,930	100.0%	$185,443,641	100.0%	$1,127,177,374	100.0%

(1)	Does not include TRS underlying loans

SIC Advisors regularly assesses the risk profile of our portfolio investments and rates each of them based on the categories set forth below, which we refer to as SIC Advisors’ investment credit rating. A rating is assigned to each of the investments in our portfolio that are directly held by the Company, but exclude any off-balance sheet interests of the Company, such as the loans underlying the TRS:

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

The following table shows the distribution of our investment portfolio, not including cash and cash equivalents, by credit rating as of September 30, 2016 and December 31, 2015:

	September 30, 2016		December 31, 2015
Credit Rating	Investments at Fair Value	Percentage	Investments at Fair Value	Percentage
1	$69,597,808	7.4%	$20,205,473	2.2%
2	735,226,533	78.1	839,707,875	92.6
3	97,267,655	10.3	43,643,216	4.8
4	37,759,540	4.0	144,856	0.0
5	1,882,394	0.2	3,661,024	0.4

Total	$941,733,930	100.0%	$907,362,444	100.0%

Results of Operations

The following table shows operating results for the three and nine months ended September 30, 2016 and 2015:

	For the three months ended September 30		For the nine months ended September 30
	2016	2015	2016	2015
Total investment income	$25,148,661	$23,479,346	$73,172,215	$61,786,612
Total net expenses	9,538,699	11,970,356	26,880,838	29,266,363
Net investment income	15,609,962	11,508,990	46,291,377	32,520,249
Net realized gain/(loss) on investments and total return swap	(10,469,065)	3,654,529	(6,219,699)	8,941,649
Net unrealized gain/(loss) on investments and total return swap	15,521,547	(31,950,362)	11,665,907	(34,396,646)
Change in Provision for deferred taxes on unrealized gain on investments	172,128	288,115	92,495	3,266

Net increase/(decrease) in net assets resulting from operations	$20,834,572	$(16,498,728)	$51,830,080	$7,068,518

Investment Income

For the three months ended September 30, 2016, investment income totaled $25,148,661, of which $22,422,110 was attributable to portfolio interest, $2,464,034 was attributable to other fee income, $236,353 was attributable to PIK interest and $26,164 to interest from cash and cash equivalents. For the three months ended September 30, 2015, investment income totaled $23,479,346, of which $20,684,669 was attributable to portfolio interest, $2,282,521 was attributable to other fee income, $511,922 was attributable to PIK interest and $234 was attributable to interest from cash and cash equivalents.

For the nine months ended September 30, 2016, investment income totaled $73,172,215, of which $64,243,710 was attributable to portfolio interest, $5,157,787 was attributable to other fee income, $3,722,884 was attributable to PIK interest and $47,834 was attributable to interest from cash and cash equivalents. For the nine months ended September 30, 2015, investment income totaled $61,786,612, of which $51,973,886 was attributable to portfolio interest, $8,630,025 was attributable to other fee income, $1,182,080 to PIK interest and $621 was attributable to interest from cash and cash equivalents.

Operating Expenses

The following table shows operating expenses for the three and nine months ended September 30, 2016 and 2015:

	For the three months ended September 30		For the nine months ended September 30
	2016	2015	2016	2015
Base management fees	$5,040,490	$4,584,654	$14,790,696	$12,548,197
Organizational and offering costs reimbursed to an affiliate	—	—	—	443,687
Interest and financing expenses	3,433,081	2,929,780	10,095,690	6,887,503
General and administrative expenses	1,655,295	1,167,136	4,331,001	3,304,237
Offering costs	703,075	1,116,233	2,074,035	3,183,890
Professional fees	943,864	463,816	1,809,418	1,637,791
Administrator expenses	780,166	531,497	1,997,067	1,625,938
Incentive fees	2,372,355	246,192	7,876,060	2,639,084

Total expenses	$14,928,326	$11,039,308	$42,973,967	$32,270,327

Expense Support and Reimbursement Agreement

On June 29, 2012, the Company entered into an Expense Support and Reimbursement Agreement with SIC Advisors (the “Expense Support Agreement”). Pursuant to the Expense Support Agreement, SIC Advisors has agreed to reimburse the Company for operating expenses in an amount equal to the difference between distributions paid to the Company’s stockholders in each month, less the sum of the Company’s net investment income, the Company’s net realized capital gains and dividends paid to the Company from its portfolio companies, not included in net income and net realized capital gains, during such period (“Expense Support Reimbursement”). To the extent that no dividends or other distributions are paid to the Company’s stockholders in any given month, then the Expense Support Reimbursement for such month shall be equal to such amount necessary in order for available operating funds for the month to equal zero. The terms of the Expense Support Agreement commenced as of the date that the Company’s registration statement was declared effective by the SEC. Most recently, the Company’s board of directors approved an extension of the period during which SIC Advisors may reimburse the Company for operating expenses under the Expense Support Agreement to December 31, 2016. Pursuant to the Expense Support Agreement, as amended, effective as of April 1, 2016, SIC Advisors may make expense support payments on a discretionary basis by making an election on the last day of each month to fund an expense support payment in an amount equal to the difference between the Company’s distributions paid to the Company’s stockholders during such month less the sum of the Company’s net investment income, the Company’s net realized capital gains and dividends paid to the Company from its portfolio companies, not included in net income and net realized capital gains during such period.

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

As of September 30, 2016, we recorded $9,433,037 in our consolidated statement of assets and liabilities as due from affiliate relating to the Expense Support and Reimbursement Agreement. For the three and nine months ended September 30, 2016 total expense reimbursements from SIC Advisors pursuant to the Expense Support and Reimbursement Agreement were $5,389,627 and $16,093,129, respectively. For the three and nine months ended September 30, 2016, net expenses after taking into account the expense reimbursement from SIC Advisors, were $9,538,699 and $26,880,838. Expense reimbursements to SIC Advisors will be accrued as they become probable and estimatable.

Net Realized Gains/Losses from Investments

We measure realized gains or losses by the difference between the net proceeds from the disposition and the amortized cost basis of an investment, without regard to unrealized gains or losses previously recognized.

During the three and nine months ended September 30, 2016, we recognized $10,469,065 and $6,219,699, respectively, in net realized losses on total investments. During the three and nine months ended September 30, 2015, we recognized $3,654,529 and $8,941,649, respectively, in net realized gains on total investments.

During the three and nine months ended September 30, 2016, we recognized $11,844,083 in realized losses related to certain non-cash restructuring transactions, which is recorded on the consolidated statements of operations as a component of net realized gain/(loss) from non-controlled/nonaffiliated investments.

Net Unrealized Appreciation/Depreciation on Investments

Net change in unrealized appreciation on investments reflects the net change in the fair value of our total investments. For the three and nine months ended September 30, 2016, we had unrealized appreciation of $15,521,547 and $11,665,907, respectively, on total investments. For the three and nine months ended September 30, 2015, we had unrealized depreciation of $31,950,362 and $34,396,646, respectively, on total investments.

Changes in Net Assets from Operations

For the three months and nine months ended September 30, 2016, we recorded a net increase in net assets resulting from operations of $20,834,572 and $51,830,080, respectively. For the three months ended September 30, 2015, we recorded a net decrease in net assets resulting from operations of $16,498,728. For the nine months ended September 30, 2015, we recorded a net increase in net assets resulting from operations of $7,068,518. Based on 89,015,100 and 67,105,439 weighted average common shares outstanding for the nine months ended September 30, 2016 and 2015, respectively, our per share net increase in net assets resulting from operations was $0.58 and $0.11 for the nine months ended September 30, 2016 and 2015, respectively.

Financial Condition, Liquidity and Capital Resources

As a BDC, we distribute substantially all of our net income to our stockholders and have an ongoing need to raise additional capital for investment purposes. To fund growth, we have a number of alternatives available to increase capital; including raising equity, increasing debt, and funding from operational cash flow.

Our liquidity and capital resources have been generated primarily from the net proceeds of our public offering of common stock, use of our credit facilities and our TRS.

As of September 30, 2016 and December 31, 2015, we had $125.5 million and $93.7 million respectively, in cash and cash equivalents. In the future, we may generate cash from future offerings of securities, future borrowings and cash flows from operations, including interest earned from the temporary investment of cash in U.S. government securities and other high-quality debt investments that mature in one year or less. Our primary use of funds is investments in our targeted asset classes, cash distributions to our stockholders, and other general corporate purposes.

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

The following table shows our net borrowings for the period ended September 30, 2016 and December 31, 2015:

	September 30, 2016			December 31, 2015
	Total Commitment	Balance Outstanding	Unused Commitment	Total Commitment	Balance Outstanding	Unused Commitment
ING Credit Facility	$175,000,000	$135,000,000	$40,000,000	$170,000,000	$145,000,000	$25,000,000
Alpine Credit Facility	300,000,000	240,000,000	60,000,000	300,000,000	240,000,000	60,000,000

Total before deferred financing cost	475,000,000	375,000,000	100,000,000	470,000,000	385,000,000	85,000,000
Unamortized deferred financing costs	—	(4,676,389)	—	—	(3,239,404)	—

Total borrowings outstanding, net	$475,000,000	$370,323,611	$100,000,000	$470,000,000	$381,760,596	$85,000,000

On August 12, 2016, we amended our existing senior secured syndicated revolving credit facility (the “ING Credit Facility”) pursuant to a Senior Secured Revolving Credit Agreement (the “Revolving Credit Agreement”) with certain lenders party thereto from time to time and ING Capital LLC, as administrative agent. The ING Credit Facility matures on August 12, 2020 and is secured by substantially all of our assets, subject to certain exclusions as further set forth in an Amended and Restated Guarantee, Pledge and Security Agreement (the “Security Agreement”) entered into in connection with the Revolving Credit Agreement, among us, the Subsidiary Guarantors party thereto, ING Capital LLC, as Administrative Agent, each Financial Agent and Designated Indebtedness Holder party thereto and ING Capital LLC, as Collateral Agent. The ING Credit Facility also includes usual and customary representations, covenants and events of default for senior secured revolving credit facilities of this nature. On February 13, 2015, commitments to the ING credit facility were expanded from $150,000,000 to $170,000.000. On August 12, 2016, commitments to the ING credit facility were expanded from $170,000,000 to $175,000,000.

The ING Credit Facility allows for us, at our option, to borrow money at a rate of either (i) an alternate base rate plus 1.50% per annum or (ii) LIBOR plus 2.50% per annum. The interest rate margins are subject to certain step-downs upon the satisfaction of certain conditions described in the Revolving Credit Agreement. The alternate base rate will be the greatest of (i) the U.S. Prime Rate set forth in the Wall Street Journal, (ii) the federal funds effective rate plus 1/2 of 1%, and (iii) three month LIBOR plus 1%. As of September 30, 2016 and December 31, 2015, the commitment under the ING Credit Facility was $175,000,000 and $170,000,000, respectively, and the ING Credit Facility includes an accordion feature that allows for potential future expansion of the ING Credit Facility up to a total of $500,000,000. Availability of loans under the ING Credit Facility is linked to the valuation of the collateral pursuant to a borrowing base mechanism.

We are also required to pay a commitment fee to the lenders based on the daily unused portion of the aggregate commitments under the ING Credit Facility. The commitment fee is (i) 1.50% if the used portion of the aggregate commitments is less than or equal to 40%, (ii) 0.75% if the used portion of the aggregate commitments is greater than 40% and less than or equal to 65% or (iii) 0.50% if the used portion of the aggregate commitments is greater than 65%. The ING Credit Facility provides that we may use the proceeds of the facility for general corporate purposes, including making investments in accordance with our investment objective and strategy. As of September 30, 2016, our borrowings under the ING Facility totaled $135,000,000 and were recorded as part of revolving credit facility payable on our consolidated statements of assets and liabilities.

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

Borrowings under the Alpine Credit Facility are subject to compliance with a net asset value coverage ratio with respect to the current value of Alpine’s portfolio and various eligibility criteria must be satisfied with respect to the initial acquisition of each loan in Alpine’s portfolio. Any amounts borrowed under the Alpine Credit Facility will mature, and all accrued and unpaid interest thereunder will be due and payable, on July 23, 2019. As of September 30, 2016, Alpine’s borrowings under the Alpine Credit Facility totaled $240,000,000 and were recorded as part of revolving credit facility payable on our consolidated statements of assets and liabilities.

Contractual Obligations

The following table shows our payment obligations for repayment of debt, which total our contractual obligations at September 30, 2016:

	Payment Due By Period
	Total	Less than 1 Year	1 – 3 Years	3 – 5 Years	More than 5 Years
ING Credit Facility	$135,000,000	$—	$—	$135,000,000	$—
Alpine Credit Facility	240,000,000	—	240,000,000	—	—

Total Contractual Obligations	$375,000,000	$—	$240,000,000	$135,000,000	$—

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

Our derivative asset from Citibank, net of amounts available for offset under a master netting agreement as of September 30, 2016 was $0, which is recorded on the consolidated statements of assets and liabilities as receivable due on total return swap.

Transactions in total return swap contracts during the three months ended September 30, 2016 were $761 thousand in realized gains and $5.2 million in unrealized gains, which is recorded on the consolidated statements of operations.

For the three months ended September 30, 2016, the average notional par amount of total return swap contracts was $208.3 million.

On March 27, 2015, Sierra Income Corporation and Great American Life Insurance Company (“GALIC”) entered into a limited liability company operating agreement to co-manage Sierra Senior Loan Strategy JV I LLC

(“Sierra JV”). Sierra Income Corporation and GALIC have committed to provide $100 million of equity to Sierra JV, with Sierra Income Corporation providing $87.5 million and GALIC providing $12.5 million. Sierra JV commenced operations on July 15, 2015. On August 4, 2015, Sierra JV entered into a senior secured revolving credit facility (the “JV Facility”) led by Credit Suisse, AG with initial commitments of $100 million. On December 29, 2015, the Credit Facility was amended and the commitment increased to $135,000,000. As of September 30, 2016, there was $120.7 million outstanding under the JV Facility and the Sierra JV had total assets at fair value of $159.4 million. As of September 30, 2016, Sierra JV’s portfolio was comprised of 99.1% of Senior Secured First Lien Term Loans and 0.9% Preferred Equity to 35 different borrowers with one loan on non-accrual status.

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

Subject to our board of directors’ discretion and applicable legal restrictions, we expect to authorize and pay monthly distributions to our stockholders. Any distributions to our stockholders will be declared out of assets legally available for distribution. We expect to continue making monthly distributions unless our results of operations, our general financial condition, general economic conditions, or other factors prohibit us from doing so. From time to time, but not less than quarterly, we will review our accounts to determine whether distributions to our stockholders are appropriate. We have not established limits on the amount of funds we may use from available sources to make distributions. We expect that for a significant time after the commencement of our offering, a portion of our distributions may result from expense support payments made by SIC Advisors that may be subject to repayment by us within three years. The purpose of this arrangement is to cover distributions to stockholders so as to ensure that the distributions do not constitute a return of capital for GAAP purposes. We may still have distributions which could be characterized as a return of capital. Such distributions are not based on our investment performance and can only be sustained if we achieve positive investment performance in future periods and/or SIC Advisors continues to make Expense Support Payments under the Expense Support Agreement. Any future reimbursements to SIC Advisors will reduce the distributions that may otherwise be available for distribution to stockholders. There can be no assurance that we will achieve the performance necessary to sustain our distributions or that we will be able to pay distributions at all. SIC Advisors has no obligation to make Expense Support Payments pursuant to the Expense Support Agreement after December 31, 2016, unless the Expense Support Agreement is extended. For the three and nine months ended September 30, 2016, if net Expense Support Payments of $5,389,627 and $16,093,129, respectively, were not made by SIC Advisors, approximately 30% and 30% of the distributions would have been a return of capital for GAAP purposes, respectively.

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

The following table reflects the cash distributions per share that the Company has declared or paid to its stockholders for the current and prior fiscal years. Stockholders of record as of each respective record date were entitled to receive the distribution.

Record Date	Payment Date	Amount per share
January 15 and 30, 2015	January 30, 2015	0.03333
February 13 and 27, 2015	February 27, 2015	0.03333
March 13 and 31, 2015	March 31, 2015	0.03333
April 15 and 30, 2015	April 30, 2015	0.03333
May 15 and 29, 2015	May 29, 2015	0.03333
June 15 and 30, 2015	June 30, 2015	0.03333
July 15 and 31, 2015	July 31, 2015	0.03333
August 14 and 31, 2015	August 31, 2015	0.03333
September 15 and 30, 2015	September 30, 2015	0.03333
October 15 and 30, 2015	October 30, 2015	0.03333
November 13 and 30, 2015	November 30, 2015	0.03333
December 15 and 31, 2015	December 31, 2015	0.03333
January 15 and 29, 2016	January 29, 2016	0.03333
February 12 and 29, 2016	February 29, 2016	0.03333
March 15 and 31, 2016	March 31, 2016	0.03333
April 15 and 29, 2016	April 29, 2016	0.03333
May 13 and 31, 2016	May 31, 2016	0.03333
June 15 and 30, 2016	June 30, 2016	0.03333
July 15 and 29, 2016	July 29, 2016	0.03333
August 15 and 31, 2016	August 31, 2016	0.03333
September 15 and 30, 2016	September 30, 2016	0.03333
October 14 and 31, 2016	October 31, 2016	0.02667
November 15 and 30, 2016	November 30, 2016	0.02667
December 15 and 31, 2016	December 31, 2016	0.02667

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

The Company undertakes a multi-step valuation process each quarter when valuing investments for which market quotations are not readily available, as described below:

•	the Company’s quarterly valuation process begins with each portfolio investment being initially valued by the valuation professionals;

•	conclusions are then documented and discussed with senior management; and

•

an independent valuation firm engaged by the Company’s board of directors prepares an independent valuation report for approximately one third of the portfolio investments each quarter on a rotating quarterly basis on non fiscal year-end quarters, such that each of these investments will be valued by an independent valuation firm at least twice per annum when combined with the fiscal year-end review of all the investments by independent valuation firms, exclusive of the TRS underlying portfolio.

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

The Company’s investments in subordinated notes are carried at fair value, which is based on a discounted cash flow model. The discounted cash flow model models both the underlying collateral (“assets”) and the liabilities of the collateralized loan obligation (“CLO”) capital structure. The discounted cash flow model uses a set of assumptions including projected default rates, recovery rates, reinvestment rates and prepayment rates in order to arrive at estimated cash flows of the assets. The discounted cash flow model distributes the asset cash flows to the liability structure based on the payment priorities and discounts them back using appropriate market discount rates based on discount rates for comparable CLOs. The assumptions are based on available market data as well as management estimates. Additional data is used to validate the results from the discounted cash flow method, such as analysis of relevant data observed in the CLO market, review of quotes, where available, recent acquisitions and observable transactions in the subordinated notes, among other factors.

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

Recent Developments

On October 4, 2016, our board of directors approved the Tenth Amendment to the Expense Support Agreement between us and SIC Advisors (the “Tenth Amendment”). Pursuant to the Tenth Amendment, the period during which SIC Advisors may reimburse us for operating expenses under the Expense Support Agreement has been extended to December 31, 2016 from September 30, 2016.

On October 4, 2016, our board of directors declared a series of semi-monthly distributions for October, November and December 2016 in the amount of $0.02667 per share. Below are the details for each respective distribution:

Amount Per Share	Record Date	Payment Date
$0.02667	October 14, 2016	October 31, 2016
$0.02667	October 31, 2016	October 31, 2016
$0.02667	November 15, 2016	November 30, 2016
$0.02667	November 30, 2016	November 30, 2016
$0.02667	December 15, 2016	December 30, 2016
$0.02667	December 30, 2016	December 30, 2016

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

Based on our Consolidated Statement of Assets and Liabilities as of September 30, 2016, the following table shows the approximate increase/(decrease) in components of net assets resulting from operations of hypothetical base rate changes in interest rates, assuming no changes in our investment and capital structure:

Basis point increase	Interest Income	Interest Expense	Net Increase/ (Decrease)
100	$7,749,598	$3,750,000	$3,999,598
200	16,712,366	7,500,000	9,212,366
300	25,675,135	11,250,000	14,425,135
400	34,637,903	15,000,000	19,637,903
500	43,600,672	18,750,000	24,850,672

Based on our Consolidated Statement of Assets and Liabilities as of December 31, 2015, the following table shows the approximate increase/(decrease) in components of net assets resulting from operations of hypothetical base rate changes in interest rates, assuming no changes in our investment and capital structure:

Basis point increase	Interest Income	Interest Expense	Net Increase/ (Decrease)
100	$4,592,611	$3,850,000	$742,611
200	12,318,714	7,700,000	4,618,714
300	20,266,960	11,550,000	8,716,960
400	28,215,206	15,400,000	12,815,206
500	36,163,452	19,250,000	16,913,452

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

Change In Internal Control Over Financial Reporting

No change occurred in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the three months ended September 30, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II — Other Information

Item 1:	Legal Proceedings.

We are not currently subject to any legal proceedings, nor, to our knowledge, are any legal proceedings threatened against us or our subsidiaries.

Item 1A:	Risk Factors.

In addition to other information set forth in this report, you should carefully consider the “Risk Factors” discussed in our annual report on Form 10-K for the fiscal year ended December 31, 2015, filed with the SEC on March 8, 2016, which could materially affect our business, financial condition and/or operating results. There have been no material changes during the nine months ended September 30, 2016 to the risk factors discussed in “Item 1A. Risk Factors” of our annual report on Form 10-K. Additional risks or uncertainties not currently known to us or that we currently deem to be immaterial also may materially affect our business, financial condition and/or operating results.

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

The following table provides information concerning our repurchases of shares of our common stock during the quarter ended September 30, 2016 pursuant to our share repurchase program:

Period	Total Number of Shares (or Units) Purchased	Average Price per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
July 1, 2016 through September 30, 2016	1,049,780	$8.11	1,048,407	$—	(1)

(1)	A description of the maximum number of shares that may be purchased under our share repurchase program is included in the narrative preceding this table.

Item 3:	Defaults Upon Senior Securities.

None.

Item 4:	Mine Safety Disclosures.

None.

Item 5:	Other Information.

Item 5.02	Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers

(b)	On November 4, 2016, Richard T. Allorto, Jr. notified our board of directors of his intent to resign from his positions as Chief Financial Officer, Treasurer and Secretary of Sierra Income Corporation, effective as of November 9, 2016. Mr. Allorto will continue his role as the Chief Financial Officer of Medley Capital Corporation (NYSE: MCC) a publicly traded business development company and Medley Management Inc. (NYSE: MDLY), a publicly traded asset management firm.

(c)	On November 4, 2016, our board of directors appointed Christopher M. Mathieu to serve as Chief Financial Officer, Treasurer and Secretary of Sierra Income Corporation, effective as of November 9, 2016.

Mr. Mathieu, age 51, has served as the Chief Financial Officer, Treasurer and Secretary of Sierra Total Return Fund, an affiliate of Sierra Income Corporation, since November 2016. Mr. Mathieu has also served as a Managing Director of Medley, an affiliate of Sierra Income Corporation, since September 2016. Prior to joining Medley, Mr. Mathieu co-founded and was the Chief Financial Officer at Horizon Technology Finance Corporation, where he raised debt and equity capital commitments and provided oversight of all finance and administrative functions, from May 2003 to August 2016. Mr. Mathieu was a Vice President, Life Sciences both at GATX Ventures, Inc., from July 2000 to May 2003, and Transamerica Technology Finance, from September 1996 to July 2000. Mr. Mathieu was also a Vice President, Finance at Financing for Science International, Inc. from March 1993 to September 1996. Mr. Mathieu was a Manager at KPMG Peat Marwick in the Financial Services and Middle Market group from 1987 to 1993. Mr. Mathieu is a CPA and received a B.S. in Business Administration in Accounting from Western New England College.

Item 6:	Exhibits.

EXHIBIT INDEX

Number	Description

3.1	Articles of Incorporation of the Registrant(1)

3.2	Articles of Amendment of the Registrant(1)

3.3	Articles of Amendment and Restatement of the Registrant(2)

3.4	Second Articles of Amendment and Restatement of the Registrant(3)

3.5	Form of Articles Supplementary Electing to be Subject to Subtitle 8 of the Maryland General Corporation Law(4)

3.6	Form of Bylaws of the Registrant(1)

10.1	Amended and Restated Senior Secured Revolving Credit Agreement among the Company as borrower, the Lenders party thereto, and ING Capital LLC, as Administrative Agent, dated as of August 12, 2016(5)

11	Computation of Per Share Earnings (included in Note 10 to the consolidated financial statements contained in this report).

31.1	Certification by Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification by Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

*	Filed herewith.
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

(5)	Previously filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on August 17, 2016, and incorporated by reference herein.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 7, 2016	Sierra Income Corporation.

	By	/s/ Seth Taube
Seth Taube Chief Executive Officer (Principal Executive Officer)

Dated: November 7, 2016	By	/s/ Richard T. Allorto, Jr.
Richard T. Allorto, Jr. Chief Financial Officer (Principal Accounting and Financial Officer)