Form 10-K
period 2016-12-31
Sierra Income Corp
filed 2017-03-07
CIK 1523526

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
_____________________________________________________
Form 10-K
 _____________________________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from              to
Commission file number: 814-00924
 _____________________________________________________
Sierra Income Corporation
(Exact Name of Registrant as Specified in its Charter)
 _____________________________________________________

Maryland	45-2544432
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

280 Park Avenue, 6th Floor East, New York, NY 10017	10017
(Address of Principal Executive Offices)	(Zip Code)
(212) 759-0777
(Registrant’s Telephone Number, Including Area Code)
  ___________________________________________________
Securities registered pursuant to Section 12(b) of the Act:
None
Securities registered pursuant to Section 12(g) of the Act:
Common Stock, par value $0.001 per share
 _____________________________________________________
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.    Yes  ☐    No  ☒
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).    Yes  ☐    No  ☒
There is no established market for the Registrant’s shares of common stock. The Registrant is currently conducting an ongoing public offering of its shares of common stock pursuant to a Registration Statement on Form N-2, which shares are being sold at a price of $9.05 per share, with discounts available for certain categories of purchasers, or at a price necessary to ensure that shares are not sold at a price per share, after deduction of selling commissions and dealer manager fees, that is below net asset value per share.
As of March 6, 2017, the Registrant had 95,838,652 shares of common stock, $0.001 par value, outstanding.
 _____________________________________________________

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A in connection with the registrant’s 2017 Annual Meeting of Stockholders, which will be filed subsequent to the date hereof, are incorporated by reference into Part III of this Form 10-K. Such proxy statement will be filed with the Securities and Exchange Commission not later than 120 days following the end of the Registrant’s fiscal year ended December 31, 2016.

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

Item 1.    Business
GENERAL
Sierra Income Corporation is a non-diversified closed-end management investment company incorporated in Maryland that has elected to be treated and is regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). The Company has elected and qualified to be treated for U.S. federal income tax purposes as a regulated investment company (“RIC”) under subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”), and expects to continue to operate in a manner such as to qualify for the tax treatment applicable to RICs. We are externally managed and advised by our investment adviser, SIC Advisors LLC (“SIC Advisors”) pursuant to an investment advisory agreement (the "Investment Advisory Agreement").
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
Our investment management team, which is provided by our Advisor (“SIC Advisors’ Investment Team” or the “Investment Team”), has on average over 20 years of experience in the credit business, including originating, underwriting, principal investing and loan structuring. Our Advisor, through Medley, has access to over 90 employees, including over 45 investment, origination and credit management professionals, and over 45 operations, marketing and distribution professionals, each with extensive experience in their respective disciplines.
Medley Capital LLC serves as our administrator provides office space to us and provides us with equipment and other office services. The responsibilities of our administrator include overseeing our financial records, preparing reports to our stockholders and reports filed with the Securities and Exchange Commission (the “SEC”) and generally monitoring the payment of our expenses and the performance of administrative and professional services rendered to us by others. See “Administration Agreement and Fees” below.
Formation
Sierra Income Corporation was incorporated under the general corporation laws of the State of Maryland on June 13, 2011.
On April 17, 2012, we successfully reached our minimum escrow requirement and officially commenced our operations by issuing 1,108,033 shares of common stock to SIC Advisors for gross proceeds of $10,000,000. Most recently, at a meeting held on March 1, 2017, our board of directors approved an extension of our offering for an additional year, which will extend the offering through April 17, 2018, unless further extended. As of March 6, 2017, we have sold a total of 95,838,652 shares of common stock for total gross proceeds of $906 million. The proceeds from the issuance of common stock are presented in our consolidated statements of changes in net assets and consolidated statements of cash flows and are presented net of selling commissions and dealer manager fees.
Investment Process
We believe our Advisor, which is provided for by Medley, has cultivated a disciplined and repeatable process for executing, monitoring, structuring and exiting investments.
Identification and Sourcing. Our Advisor’s experience and reputation have allowed it to generate what we believe to be a substantial and continuous flow of attractive investment opportunities. Our Advisor maintains a strong and diverse network which results in sustained and high quality deal flow. We believe that the breadth and depth of experience of SIC Advisors’ Investment Team across strategies and asset classes, coupled with significant relationships built over the last 20 years, make them particularly qualified to uncover, evaluate and aggressively pursue what we believe to be attractive investment opportunities. We believe that SIC Advisors’ Investment Team, by leveraging the broader Medley platform deal flow network has compiled a robust pipeline of transactions ready for possible inclusion in our portfolio.
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
Prior to making an investment, the Investment Team subjects each potential borrower to an extensive credit review process, which typically begins with an analysis of the market opportunity, business fundamentals, company operating metrics and historical and projected financial analysis. The Investment Team also compares liquidity, operating margin trends, leverage, free cash flow and fixed charge coverage ratios for each potential investment to industry metrics. Areas of additional underwriting focus include management or sponsor (typically a private equity firm) experience, management compensation, competitive landscape, regulatory environment, pricing power, defensibility of market share and tangible asset values. Background checks are conducted and tax compliance information may also be requested on management teams and key employees. In addition, the Investment Team contacts customers, suppliers and competitors and performs on-site visits as part of a routine business due diligence process.
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

Investment Structure
For newly originated investments, SIC Advisors strives to negotiate an optimal combination of current and deferred interest payments, equity participation and prepayment penalties, along with suitable covenants and creditor rights which will generally be greater than the rights normally obtained by institutional investors in comparable transactions and may include such provisions as: specific rights to consult with and advise management, the right to inspect company books, records or facilities, as well as the right to review balance sheets and/or statements of income and cash flows of the company. SIC Advisors determines whether the investment structure, particularly the amount of debt, is appropriate for the portfolio company’s business, sometimes reassessing the investment’s risk/return profile and adjusting pricing and other terms as necessary. The Investment Team has in-depth restructuring, liquidation and bankruptcy experience which is vital to success as a lender over market cycles.
Investment Committee
The purpose of the Investment Committee is to evaluate and approve all investments by SIC Advisors’ Investment Team. The Investment Committee is comprised of members selected from senior members of SIC Advisors’ Investment Team. Approval of an investment requires a majority vote of the Investment Committee, although unanimous agreement is sought. The committee process is intended to bring the diverse experience and perspectives of the committee members to the analysis and consideration of every investment. The Investment Committee also serves to provide consistency and adherence to SIC Advisors’ investment philosophies and policies. The Investment Committee also determines appropriate investment sizing and suggests ongoing monitoring requirements.
In addition to reviewing investments, the Investment Committee meetings serve as a forum to discuss credit views and outlooks. Potential transactions and deal flow are also reviewed on a regular basis. Members of the Investment Committee are encouraged to share information and views on credits with the committee early in their analysis and throughout the evaluation process. This process improves the quality of the analysis and assists the deal team members to work more efficiently.
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
Competition
Our primary competitors to provide financing to private and middle-market companies are public and private funds, commercial banks, commercial finance companies, other BDCs, small business investment companies (“SBIC”) and private equity and hedge funds. Some competitors may have access to funding sources that are not available to us. In addition, some of our competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of investments and establish more relationships than us. Furthermore, many of our competitors are not subject to the regulatory restrictions that the 1940 Act imposes on us as a BDC or to the distribution and other requirements we must satisfy to maintain our favorable RIC tax status.
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
Administration
We have entered into an administration agreement with Medley Capital LLC (the “Administration Agreement”) pursuant to which Medley Capital LLC furnishes us with administrative services necessary to conduct our day-to-day operations. Medley Capital LLC is reimbursed for administrative expenses it incurs on our behalf in performing its obligations. Such costs are reasonably allocated to us on the basis of assets, revenues, time records or other reasonable methods. We do not reimburse Medley Capital LLC for any services for which it receives a separate fee or for rent, depreciation, utilities, capital equipment or other administrative items allocated to a controlling person of Medley Capital LLC. Medley Capital LLC is an affiliate of SIC Advisors. See “Administration Agreement and Fees.”

Information Available
We maintain a website at http://www.sierraincomecorp.com. We make available, free of charge, on our website, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. Information contained on our website is not incorporated by reference into this annual report on Form 10-K and you should not consider information contained on our website to be part of this annual report on Form 10-K or any other report we file with the SEC.
You may also read and copy any materials we file with the SEC at the SEC’s Public Reference Room located at 100 F Street, NE, Washington, DC 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. In addition, any materials we file with the SEC are available on the EDGAR Database on the SEC’s Internet site at http://www.sec.gov.
INVESTMENTS
We have built a portfolio that includes senior secured first lien term loans, senior secured second lien term loans, senior secured first lien notes and warrants/equity.
The following table shows the investment portfolio composition by industry grouping at fair value as of December 31, 2016, exclusive of the underlying total return swap portfolio:

	Fair Value	Percentage
Services: Business	$149,451,149	15.2%
Multi-Sector Holdings	130,182,237	13.3
Banking, Finance, Insurance & Real Estate	72,938,844	7.4
Aerospace & Defense	70,126,640	7.1
Hotel, Gaming & Leisure	69,640,838	7.1
Healthcare & Pharmaceuticals	69,382,894	7.1
Retail	61,292,231	6.2
Construction & Building	58,267,425	5.9
Telecommunications	37,580,414	3.8
Energy: Oil & Gas	33,048,939	3.4
Transportation: Cargo	28,493,057	2.9
High Tech Industries	25,888,925	2.6
Automotive	24,222,630	2.5
Wholesale	21,660,294	2.2
Metals & Mining	20,518,139	2.1
Media: Advertising, Printing & Publishing	19,306,587	2.0
Beverage & Food	19,282,080	2.0
Media: Broadcasting & Subscription	15,830,498	1.6
Media: Diversified & Production	15,733,786	1.6
Chemicals, Plastics & Rubber	15,726,190	1.6
Capital Equipment	12,088,629	1.2
Transportation: Consumer	7,280,374	0.7
Services: Consumer	5,201,522	0.5
Total	$983,144,322	100.0%

The following table sets forth certain information for each portfolio company in which we had an investment as of December 31, 2016. Other than these portfolio investments, our only formal relationships with our portfolio companies are the managerial assistance that we may provide upon their request and the board observer or participation rights we may receive in connection with our investment portfolio.

Company(1)	Industry	Type of Investment	Maturity	Par Amount	Cost	Fair Value	% of Net Assets(2)
Non-controlled/non-affiliated investments – 114.5%
AAAHI Acquisition Corporation	Transportation: Consumer	Senior Secured First Lien Term Loan LIBOR + 7.000%, 1.000% Floor(3)(4)(5)	12/15/2021	7,280,374	7,280,374	7,280,374	0.9%
				7,280,374	7,280,374	7,280,374
AAR Intermediate Holdings, LLC	Energy: Oil & Gas	Senior Secured First Lien Term Loan LIBOR + 5.000%, 1.000% Floor(3) (4) (5)	9/30/2021	150,935	150,935	150,935	0.0%
		Senior Secured First Lien Term Loan LIBOR + 5.000%, 1.000% Floor(3) (4)	9/30/2021	3,144,481	3,144,481	3,144,481	0.4%
		Senior Secured First Lien Term Loan LIBOR + 8.000%, 1.000% Floor, PIK(3) (4)	9/30/2021	6,457,851	5,254,799	5,211,292	0.7%
		Membership Units (4) (6) (7)		—	—	—	0.0%
				9,753,267	8,550,215	8,506,708
Access Media Holdings, LLC	Media: Broadcasting & Subscription	Senior Secured First Lien Term Loan 5.000%, 5.000% PIK(4)	7/22/2020	7,026,014	7,026,014	6,868,420	0.9%
		Common Stock (4) (6) (7)		—	—	—	0.0%
		Preferred Equity Series A (4) (6) (7)		—	1,400,000	—	0.0%
		Preferred Equity Series AA (4) (6) (7)		—	647,500	—	0.0%
				7,026,014	9,073,514	6,868,420
Advanced Diagnostic Holdings, LLC	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loan LIBOR + 8.750%, 0.875% Floor(3) (4)	12/11/2020	15,262,608	15,262,608	15,567,860	2.0%
				15,262,608	15,262,608	15,567,860
Alpha Media LLC	Media: Broadcasting & Subscription	Senior Secured First Lien Term Loan LIBOR 5 6.000%, 1.000% Floor(8)(5)	2/25/2022	9,384,375	9,012,061	8,962,078	1.2%
				9,384,375	9,012,061	8,962,078
Amerijet Holdings Inc.	Transportation: Cargo	Senior Secured First Lien Term Loan LIBOR + 8.000%, 1.000% Floor(3) (4)	7/15/2021	16,087,500	16,087,500	16,087,500	2.1%
				16,087,500	16,087,500	16,087,500
AMMC CLO 17, Limited Series 2015-17A	Multi-Sector Holdings	Subordinated Note 21.670% effective yield(6) (9) (10)	11/15/2027	5,000,000	3,553,568	4,181,250	0.5%
				5,000,000	3,553,568	4,181,250
Anaren, Inc.	Aerospace & Defense	Senior Secured Second Lien Term Loan LIBOR + 8.250%, 1.000% Floor(3)	8/18/2021	10,000,000	9,929,667	10,002,500	1.3%
				10,000,000	9,929,667	10,002,500
APCO Holdings, Inc.	Automotive	Senior Secured First Lien Term Loan LIBOR + 6.000%, 1.000% Floor(4) (8)	1/31/2022	4,351,318	4,236,463	4,369,201	0.6%
				4,351,318	4,236,463	4,369,201
Apidos CLO XXIV, Series 2016-24A	Multi-Sector Holdings	Subordinated Note 16.535% effective yield(4) (6) (9) (10)	1/20/2023	25,471,800	21,625,558	21,977,069	2.8%
				25,471,800	21,625,558	21,977,069
Associated Asphalt Partners, LLC	Chemicals, Plastics & Rubber	Senior Secured First Lien Note 8.500%(9)	2/15/2018	1,778,000	1,782,303	1,795,780	0.2%
				1,778,000	1,782,303	1,795,780
Astro AB Borrower, Inc.(11)	Banking, Finance, Insurance & Real Estate	Senior Secured Second Lien Term Loan LIBOR + 8.750%, 1.000% Floor(3)	4/30/2023	6,000,000	5,898,052	6,060,000	0.8%
				6,000,000	5,898,052	6,060,000

Asurion, LLC(11)	Banking, Finance, Insurance & Real Estate	Senior Secured Second Lien Term Loan LIBOR + 7.500%, 1.000% Floor(3)	3/3/2021	7,000,000	6,952,364	7,087,500	0.9%
				7,000,000	6,952,364	7,087,500
Atrium Innovations, Inc.	Healthcare & Pharmaceuticals	Senior Secured Second Lien Term Loan LIBOR + 6.750%, 1.000% Floor(3) (6)	8/13/2021	5,000,000	4,982,828	5,000,000	0.6%
				5,000,000	4,982,828	5,000,000
Aviation Technical Services, Inc.	Aerospace & Defense	Senior Secured Second Lien Term Loan LIBOR + 8.500%, 1.000% Floor(3)(4)(17)	3/31/2022	25,000,000	25,000,000	25,500,000	3.3%
				25,000,000	25,000,000	25,500,000
Backcountry.com, LLC	Retail	Senior Secured First Lien Term Loan LIBOR + 7.250%, 1.000% Floor(3) (4) (17)	6/30/2020	34,589,843	34,589,843	34,935,742	4.5%
				34,589,843	34,589,843	34,935,742
Birch Communications, Inc.	Telecommunications	Senior Secured First Lien Term Loan LIBOR + 7.250%, 1.000% Floor(4) (8)	7/17/2020	13,816,112	13,647,092	13,633,601	1.8%
				13,816,112	13,647,092	13,633,601
Black Angus Steakhouses LLC	Hotel, Gaming & Leisure	Revolving Credit Facility LIBOR + 9.000%, 1.000% Floor(3) (4) (5) (17)	4/24/2020	669,643	669,643	613,326	0.1%
		Senior Secured First Lien Term Loan LIBOR + 9.000%, 1.000% Floor(3) (4) (17)	4/24/2020	19,637,277	19,637,277	19,141,828	2.5%
				20,306,920	20,306,920	19,755,154
Brundage-Bone Concrete Pumping, Inc.	Construction & Building	Senior Secured First Lien Note 10.375%(9)	9/1/2021	7,500,000	7,607,418	8,025,000	1.0%
				7,500,000	7,607,418	8,025,000
Charming Charlie LLC	Retail	Senior Secured First Lien Term Loan LIBOR + 8.000%, 1.000% Floor(3)	12/24/2019	7,908,765	7,920,847	6,334,209	0.8%
				7,908,765	7,920,847	6,334,209
ConvergeOne Holdings Corp.(11)	Telecommunications	Senior Secured Second Lien Term Loan LIBOR + 9.000%, 1.000% Floor(3) (4)	6/17/2021	12,500,000	12,410,777	12,500,000	1.6%
				12,500,000	12,410,777	12,500,000
Cornerstone Chemical Company	Chemicals, Plastics & Rubber	Senior Secured First Lien Note 9.375%(9)	3/15/2018	4,970,000	4,874,178	4,963,788	0.6%
				4,970,000	4,874,178	4,963,788
CP Opco, LLC	Services: Consumer	Revolver LIBOR + 4.500%, 1.000% Floor(3) (4) (5)	3/31/2019	128,039	128,039	128,039	0.0%
		Revolver ABR + 3.500%, 3.750% Floor(3) (4) (5)	3/31/2019	210,935	210,935	210,935	0.0%
		Senior Secured First Lien Term Loan LIBOR + 6.500%, 1.000% Floor, PIK(3) (4)	3/31/2019	504,597	504,597	504,597	0.1%
		Senior Secured First Lien Term Loan LIBOR + 6.500%, 1.000% Floor, PIK(3) (4)	3/31/2019	210,249	210,249	210,249	0.0%
		Senior Secured First Lien Term Loan LIBOR + 9.500%, 1.000% Floor, PIK(3) (4) (12)	3/31/2019	1,487,033	717,016	743,516	0.1%
		Preferred Units LIBOR + 9.500%, 1.000% Floor, PIK(4) (12)	3/31/2019	205	—	—	0.0%
		Common Units (4) (7)		—	—	—	0.0%
				2,541,058	1,770,836	1,797,336
CRGT Inc.	High Tech Industries	Senior Secured First Lien Term Loan LIBOR + 6.500%, 1.000% Floor(4) (8)	12/19/2020	3,966,456	3,966,456	3,966,456	0.5%

				3,966,456	3,966,456	3,966,456
DHISCO Electronic Distribution, Inc.	Hotel, Gaming & Leisure	Senior Secured First Lien Term Loan LIBOR + 6.500%, 1.500% Floor(3) (4)	11/10/2019	2,380,952	2,380,952	2,380,952	0.3%
		Senior Secured First Lien Term Loan LIBOR + 11.250% PIK, 1.500% Floor(3) (4) (12)	11/10/2019	6,680,333	2,940,892	2,956,515	0.4%
		Senior Secured First Lien Term Loan LIBOR + 9.000% PIK, 1.500% Floor(3) (4)	11/10/2019	8,369,792	8,369,792	8,369,792	1.1%
		Senior Secured First Lien Term Loan LIBOR + 10.250%, PIK 1.500% Floor(3) (4)	11/10/2019	7,177,827	7,177,827	7,177,827	0.9%
		Common Units, Class A (4) (7)		—	769,231	—	0.0%
				24,608,904	21,638,694	20,885,086
Drew Marine Partners, LP	Transportation: Cargo	Senior Secured Second Lien Term Loan LIBOR + 7.000%, 1.000% Floor(3)	5/19/2021	10,000,000	10,054,556	9,872,800	1.3%
				10,000,000	10,054,556	9,872,800
Dryden 38 Senior Loan Fund - Series 2015-38A	Multi-Sector Holdings	Subordinated Note 17.689% effective yield(6) (9) (10)	7/15/2027	7,000,000	5,011,083	5,225,150	0.7%
				7,000,000	5,011,083	5,225,150
Dryden 43 Senior Loan Fund - Series 2016-43A	Multi-Sector Holdings	Subordinated Note 18.086% effective yield(4) (6) (9) (10)	7/20/2029	3,620,000	2,932,200	3,250,579	0.4%
				3,620,000	2,932,200	3,250,579
Dryden 49 Senior Loan Fund	Multi-Sector Holdings	Preferred Shares(4) (6)		—	14,500,000	14,500,000	1.9%
				—	14,500,000	14,500,000
Dynamic Energy Services International LLC	Energy: Oil & Gas	Senior Secured First Lien Term Loan 13.500% PIK + LIBOR(4) (8)	3/6/2018	8,662,161	8,662,161	7,373,318	1.0%
				8,662,161	8,662,161	7,373,318
EarthLink, Inc.	Telecommunications	Senior Secured First Lien Note 7.375%(6) (9) (13)	6/1/2020	2,450,000	2,442,601	2,575,563	0.3%
				2,450,000	2,442,601	2,575,563
Elite Comfort Solutions LLC	Chemicals, Plastics & Rubber	Senior Secured First Lien Term Loan LIBOR + 6.500%, 1.000% Floor(3) (5)	1/15/2021	8,858,643	8,858,643	8,966,622	1.2%
				8,858,643	8,858,643	8,966,622
First Boston Construction Holdings, LLC	Banking, Finance, Insurance & Real Estate	Senior Secured First Lien Note 12.000%(4) (5)	12/31/2020	6,105,000	6,105,000	6,105,000	0.8%
		Preferred Equity (4) (7)		—	1,526,250	1,526,250	0.2%
				6,105,000	7,631,250	7,631,250
FKI Security Group, LLC	Capital Equipment	Senior Secured First Lien Term Loan LIBOR + 8.500%, 1.000% Floor(3) (4)	3/30/2020	11,937,500	11,937,500	12,088,629	1.6%
				11,937,500	11,937,500	12,088,629
Frontier Communications Corp.	Telecommunications	Senior Secured First Lien Note 10.500%(6) (9) (13)	9/15/2022	2,000,000	2,000,000	2,107,500	0.3%
				2,000,000	2,000,000	2,107,500
Gastar Exploration Inc.	Energy: Oil & Gas	Senior Secured First Lien Note 8.625%(9) (13)	5/15/2018	5,400,000	5,405,735	5,325,750	0.7%
				5,400,000	5,405,735	5,325,750
Genex Holdings, Inc.(11)	Banking, Finance, Insurance & Real Estate	Senior Secured Second Lien Term Loan LIBOR + 7.750%, 1.000% Floor(3)	5/30/2022	9,500,000	9,525,097	9,500,000	1.2%
				9,500,000	9,525,097	9,500,000
GK Holdings, Inc.	Services: Business	Senior Secured Second Lien Term Loan LIBOR + 9.500%, 1.000% Floor(3)	1/30/2022	10,000,000	10,000,000	10,200,000	1.3%

				10,000,000	10,000,000	10,200,000
Green Field Energy Services, Inc.	Energy: Oil & Gas	Senior Secured First Lien Note 13.000%(4) (9) (12)	11/15/2016	766,615	754,615	157,156	0.0%
		Warrants (4) (7)		—	29,000	—	0.0%
				766,615	783,615	157,156
HBC Holdings LLC	Wholesale	Senior Secured First Lien Term Loan LIBOR + 5.750%, 1.000% Floor(3) (4)	3/30/2020	13,162,500	13,162,500	12,461,860	1.6%
				13,162,500	13,162,500	12,461,860
Heligear Acquisition Co.	Aerospace & Defense	Senior Secured First Lien Note 10.250%(4) (9)	10/15/2019	15,000,000	15,000,000	15,785,550	2.0%
				15,000,000	15,000,000	15,785,550
Hill International, Inc.	Construction & Building	Senior Secured First Lien Term Loan LIBOR + 6.750%, 1.000% Floor(3) (4) (17)	9/28/2020	16,617,500	16,617,500	16,617,500	2.2%
				16,617,500	16,617,500	16,617,500
Holland Acquisition Corp.	Energy: Oil & Gas	Senior Secured First Lien Term Loan LIBOR + 9.000%, 1.000% Floor(3)	5/29/2018	4,515,605	4,482,170	2,791,682	0.4%
				4,515,605	4,482,170	2,791,682
Hylan Datacom & Electrical LLC	Construction & Building	Senior Secured First Lien Term Loan LIBOR + 7.500%, 1.000% Floor(3) (4)	7/25/2021	15,799,862	15,799,862	15,799,862	2.0%
				15,799,862	15,799,862	15,799,862
Ignite Restaurant Group, Inc.	Hotel, Gaming & Leisure	Senior Secured First Lien Term Loan LIBOR + 7.000%, 1.000% Floor(3)	2/13/2019	8,385,496	8,316,629	8,009,658	1.0%
				8,385,496	8,316,629	8,009,658
IHS Intermediate, Inc.	Services: Business	Senior Secured Second Lien Term Loan LIBOR + 8.250%, 1.000% Floor(3)	7/20/2022	25,000,000	25,000,000	25,163,250	3.3%
				25,000,000	25,000,000	25,163,250
Impact Sales, LLC	Services: Business	Senior Secured First Lien Term Loan LIBOR + 7.000%, 1.000% Floor(3) (4) (5)	12/30/2021	4,687,500	4,687,500	4,687,500	0.6%
				4,687,500	4,687,500	4,687,500
Interface Security Systems Holdings, Inc.	Services: Consumer	Senior Secured First Lien Note 9.250%(9)	1/15/2018	3,417,000	3,434,380	3,404,186	0.4%
				3,417,000	3,434,380	3,404,186
Invision Diversified, LLC	Services: Business	Senior Secured First Lien Term Loan LIBOR + 9.000%, 1.000% Floor(3) (4) (17)	6/30/2020	24,491,435	24,491,435	24,807,130	3.2%
				24,491,435	24,491,435	24,807,130
IronGate Energy Services, LLC	Energy: Oil & Gas	Senior Secured First Lien Note 11.000%(9) (12)	7/1/2018	3,000,000	2,973,811	975,000	0.1%
				3,000,000	2,973,811	975,000
Isola USA Corp.(11)	High Tech Industries	Senior Secured First Lien Term Loan LIBOR + 8.250%, 1.000% Floor(3)	11/29/2018	5,493,504	5,551,082	5,113,299	0.7%
				5,493,504	5,551,082	5,113,299
Jordan Reses Supply Company, LLC	Healthcare & Pharmaceuticals	Senior Secured Second Lien Term Loan LIBOR + 11.000%, 1.000% Floor(3) (4)	4/24/2020	5,000,000	5,000,000	5,050,000	0.7%
				5,000,000	5,000,000	5,050,000
Liquidnet Holdings, Inc.	Banking, Finance, Insurance & Real Estate	Senior Secured First Lien Term Loan LIBOR + 6.750%, 1.000% Floor(3)	5/22/2019	6,125,000	6,075,286	6,160,586	0.8%
				6,125,000	6,075,286	6,160,586
Livingston International Inc.(11)	Transportation: Cargo	Senior Secured Second Lien Term Loan LIBOR + 8.250%, 1.250% Floor(3) (6)	4/17/2020	2,658,504	2,655,528	2,532,757	0.3%
				2,658,504	2,655,528	2,532,757

Loar Group Inc.	Aerospace & Defense	Senior Secured Second Lien Term Loan LIBOR + 9.250%, 1.000% Floor(8)	7/12/2022	15,000,000	15,000,000	15,450,000	2.0%
				15,000,000	15,000,000	15,450,000
LSF9 Atlantis Holdings, LLC	Retail	Senior Secured First Lien Term Loan LIBOR + 9.000%, 1.000% Floor(3) (4)	1/15/2021	9,625,000	9,546,319	9,739,634	1.3%
				9,625,000	9,546,319	9,739,634
LTCG Holdings Corp.	Banking, Finance, Insurance & Real Estate	Senior Secured First Lien Term Loan LIBOR + 5.000%, 1.000% Floor(3)	6/6/2020	2,838,571	2,829,766	2,664,170	0.3%
				2,838,571	2,829,766	2,664,170
Miller Heiman, Inc.	Services: Business	Senior Secured First Lien Term Loan LIBOR + 6.000%, 1.000% Floor(3) (12)	9/30/2019	23,593,750	23,593,750	12,976,563	1.7%
				23,593,750	23,593,750	12,976,563
Nathan's Famous, Inc.	Beverage & Food	Senior Secured First Lien Note 10.000%(13)	3/15/2020	7,000,000	7,000,000	7,612,500	1.0%
				7,000,000	7,000,000	7,612,500
Nation Safe Drivers Holdings, Inc.	Banking, Finance, Insurance & Real Estate	Senior Secured Second Lien Term Loan LIBOR + 8.000%, 2.000% Floor(3) (4)	9/29/2020	20,676,479	20,676,479	20,883,243	2.7%
				20,676,479	20,676,479	20,883,243
New Media Holdings II LLC	Media: Advertising, Printing & Publishing	Senior Secured First Lien Term Loan LIBOR + 6.250%, 1.000% Floor(3)	6/4/2020	18,043,921	18,029,645	18,043,921	2.3%
				18,043,921	18,029,645	18,043,921
Novetta Solutions, LLC	High Tech Industries	Senior Secured Second Lien Term Loan LIBOR + 8.500%, 1.000% Floor(3)	10/16/2023	11,000,000	10,905,938	10,499,170	1.4%
				11,000,000	10,905,938	10,499,170
Nuspire, LLC	High Tech Industries	Senior Secured First Lien Term Loan LIBOR + 6.500%, 1.000% Floor(3) (4) (5)	11/8/2021	—	—	—	0.0%
		Senior Secured First Lien Term Loan LIBOR + 6.500%, 1.000% Floor(3) (4)	11/8/2022	6,310,000	6,310,000	6,310,000	0.8%
				6,310,000	6,310,000	6,310,000
Omnitracs, Inc.	Telecommunications	Senior Secured Second Lien Term Loan LIBOR + 7.750%, 1.000% Floor(3)	5/25/2021	7,000,000	7,010,819	6,763,750	0.9%
				7,000,000	7,010,819	6,763,750
Oxford Mining Company, LLC	Metals & Mining	Senior Secured First Lien Term Loan LIBOR + 8.500%, 0.750% Floor, 3.000% PIK(3) (4)	12/31/2018	20,756,843	20,756,842	20,518,139	2.7%
				20,756,843	20,756,842	20,518,139
Path Medical, LLC	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loan LIBOR + 9.500%, 1.000% Floor(4) (8)	10/11/2021	16,195,000	15,560,824	15,542,666	2.0%
		Warrants (4) (7)		—	669,709	669,709	0.1%
				16,195,000	16,230,533	16,212,375
Payless Inc.	Retail	Senior Secured Second Lien Term Loan LIBOR + 7.500%, 1.000% Floor(3)	3/11/2022	6,000,000	6,014,579	900,000	0.1%
				6,000,000	6,014,579	900,000
Preferred Proppants, LLC(11)	Construction & Building	Senior Secured First Lien Term Loan LIBOR + 5.750%, 1.000% Floor(3)	7/27/2020	3,979,645	2,738,781	3,357,825	0.4%
				3,979,645	2,738,781	3,357,825
Press Ganey Holding, Inc(11)	Healthcare & Pharmaceuticals	Senior Secured Second Lien Term Loan LIBOR + 7.250%, 1.000% Floor(3)	10/21/2024	6,500,000	6,473,059	6,472,505	0.8%

				6,500,000	6,473,059	6,472,505
PT Network, LLC	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loan LIBOR + 6.500%, 1.000% Floor(3) (4) (5)	11/30/2021	4,833,334	4,833,334	4,833,334	0.6%
				4,833,334	4,833,334	4,833,334
Reddy Ice Corporation	Beverage & Food	Senior Secured Second Lien Term Loan LIBOR + 9.500%, 1.250% Floor(4) (8)	11/1/2019	2,000,000	2,000,000	1,720,000	0.2%
				2,000,000	2,000,000	1,720,000
Research Now Group, Inc.	Services: Business	Senior Secured Second Lien Term Loan LIBOR + 8.750%, 1.000% Floor(3)	3/18/2022	15,000,000	15,000,000	14,983,200	1.9%
				15,000,000	15,000,000	14,983,200
Response Team Holdings, LLC	Construction & Building	Preferred Equity 12% PIK(4) (6) (12)		—	3,384,734	967,238	0.1%
		Warrants (4) (6) (7)		—	257,407	—	0.0%
				—	3,642,141	967,238
Rhombus Cinema Holdings, LP	Media: Diversified & Production	Preferred Equity 10.000% PIK(4) (6)		—	4,584,207	5,051,193	0.7%
		Equity (4) (6) (7)		—	3,162,793	3,162,793	0.4%
				—	7,747,000	8,213,986
School Specialty, Inc.	Wholesale	Senior Secured First Lien Term Loan LIBOR + 8.500%, 1.000% Floor(3)	6/11/2019	9,198,434	9,169,670	9,198,434	1.2%
				9,198,434	9,169,670	9,198,434
Ship Supply Acquisition Corporation	Services: Business	Senior Secured First Lien Term Loan LIBOR + 8.000%, 1.000% Floor(3) (4)	7/31/2020	23,437,500	23,437,500	22,970,391	3.0%
				23,437,500	23,437,500	22,970,391
Sizzling Platter, LLC	Hotel, Gaming & Leisure	Senior Secured First Lien Term Loan LIBOR + 7.500%, 1.000% Floor(3)	4/28/2020	15,000,000	15,000,000	15,091,200	2.0%
				15,000,000	15,000,000	15,091,200
SMART Financial Operations, LLC	Retail	Senior Secured First Lien Term Loan LIBOR + 10.000%, 1.000% Floor(3) (4) (5)	11/22/2021	3,700,000	3,700,000	3,700,000	0.5%
		Equity (4) (7)		—	1,000,000	1,000,000	0.1%
				3,700,000	4,700,000	4,700,000
Southwest Dealer Services, Inc.	Automotive	Senior Secured First Lien Term Loan LIBOR + 6.000%, 1.000% Floor(3) (4) (17)	3/16/2020	2,538,823	2,538,823	2,535,878	0.3%
				2,538,823	2,538,823	2,535,878
Survey Sampling International, LLC	Services: Business	Senior Secured Second Lien Term Loan LIBOR + 9.000%, 1.000% Floor(3)	12/16/2021	24,000,000	24,000,000	24,000,000	3.1%
				24,000,000	24,000,000	24,000,000
Techniplas, LLC	Automotive	Senior Secured First Lien Note 10.000%(9)	5/1/2020	6,000,000	6,000,000	5,218,500	0.7%
				6,000,000	6,000,000	5,218,500
The Garretson Resolution Group, Inc.	Services: Business	Senior Secured First Lien Term Loan LIBOR + 6.500%, 1.000% Floor(3)	5/22/2021	9,625,000	9,587,577	9,663,115	1.2%
				9,625,000	9,587,577	9,663,115
Touchtunes Interactive Networks, Inc.	Media: Diversified & Production	Senior Secured Second Lien Term Loan LIBOR + 8.250%, 1.000% Floor(3)	5/27/2022	7,500,000	7,500,000	7,519,800	1.0%
				7,500,000	7,500,000	7,519,800
Transocean Phoenix 2 Ltd.	Energy: Oil & Gas	Senior Secured First Lien Note 7.750%(4) (9) (13)	10/15/2024	7,500,000	7,387,506	7,919,325	1.0%
				7,500,000	7,387,506	7,919,325

TravelCLICK, Inc.(11)	Hotel, Gaming & Leisure	Senior Secured Second Lien Term Loan LIBOR + 7.750%, 1.000% Floor(3)	11/6/2021	6,000,000	5,935,400	5,899,740	0.8%
				6,000,000	5,935,400	5,899,740
Truco Enterprises, LP	Beverage & Food	Senior Secured First Lien Term Loan 8.240% Fixed(4) (8)	4/26/2021	9,949,580	9,949,580	9,949,580	1.3%
				9,949,580	9,949,580	9,949,580
True Religion Apparel, Inc.	Retail	Senior Secured Second Lien Term Loan LIBOR + 10.000%, 1.000% Floor(3)	1/30/2020	4,000,000	3,899,083	—	0.0%
				4,000,000	3,899,083	—
U.S. Auto Sales, Inc.	Banking, Finance, Insurance & Real Estate	Senior Secured Second Lien Term Loan LIBOR + 11.750%, 1.000% Floor(4) (8) (17)	6/5/2020	5,500,000	5,500,000	5,452,095	0.7%
				5,500,000	5,500,000	5,452,095
U.S. Well Services, LLC	Energy: Oil & Gas	Warrants (7)		—	173	—	0.0%
				—	173	—
Valence Surface Technologies, Inc.	Aerospace & Defense	Senior Secured First Lien Term Loan LIBOR + 5.500%, 1.000% Floor(4) (8)	6/13/2019	3,499,128	3,486,054	3,388,590	0.4%
				3,499,128	3,486,054	3,388,590
Velocity Pooling Vehicle, LLC	Automotive	Senior Secured Second Lien Term Loan LIBOR + 7.250%, 1.000% Floor(3) (4)	5/13/2022	20,625,000	18,591,706	10,996,425	1.4%
				20,625,000	18,591,706	10,996,425
Verso Corporation	Media: Advertising, Printing & Publishing	Common Stock (7) (15)		—	2,238,108	1,262,666	0.2%
				—	2,238,108	1,262,666
VOYA CLO 2016-2, LTD.	Multi-Sector Holdings	Subordinated Note 16.185% effective yield(6) (9) (10)	7/19/2028	22,842,661	19,918,800	20,551,542	2.7%
				22,842,661	19,918,800	20,551,542
Watermill-QMC Midco, Inc.	Automotive	Partnership Interest (4) (6) (7)		—	850,136	1,102,626	0.1%
				—	850,136	1,102,626
Z Gallerie, LLC	Retail	Senior Secured First Lien Term Loan LIBOR + 6.500%, 1.000% Floor(4) (8)	10/8/2020	4,682,646	4,645,211	4,682,647	0.6%
				4,682,646	4,645,211	4,682,647

Total non-controlled/non-affiliated investments					$921,626,572	$885,400,856	114.5%
Controlled/affiliated investments – 9.5%(16)
Capstone Nutrition	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loan LIBOR + 12.500%, 1.000% Floor, PIK(4) (8) (12)	4/28/2019	25,327,876	22,770,855	16,246,819	2.1%
		Common Stock (4) (7)		—	300,002	—	0.0%
		Common Stock, Class B (4) (7)		—	9	—	0.0%
		Common Stock, Class C (4) (7)		—	—	—	0.0%
				25,327,876	23,070,866	16,246,819
MCM Capital Office Park Holdings LLC	Banking, Finance, Insurance & Real Estate	Equity (6) (7)		—	7,500,000	7,500,000	1.0%
				—	7,500,000	7,500,000
Nomida LLC	Construction & Building	Equity (6) (7)		—	5,400,000	5,400,000	0.7%
		Senior Secured First Lien Term Loan 10.000%(6)	12/1/2020	8,100,000	8,100,000	8,100,000	1.0%
				8,100,000	13,500,000	13,500,000

Sierra Senior Loan Strategy JV I LLC(5)(6)	Multi-Sector Holdings	Equity	60,785,000	60,785,000	60,496,647	7.8%
			60,785,000	60,785,000	60,496,647
Total controlled/affiliated investments				$104,855,866	$97,743,466	12.6%
Money market fund – 3.0%
Federated Institutional Prime Obligations Fund (15)		Money Market 0.49%	22,966,981	22,966,981	22,966,981	3.0%
Total money market fund				$22,966,981	$22,966,981	3.0%
Derivative Instrument - Long Exposure				Notional Amount	Unrealized Appreciation (Depreciation)
Total return swap with Citibank, N.A. (Note 5)		Total Return Swap		227,513,679	(13,647,330)
				$227,513,679	$(13,647,330)

(1)	All of the Company's investments are domiciled in the United States except for Atrium Innovations, Inc. and Livingston International, Inc., which are domiciled in Canada.
(2)	Percentage is based on net assets of $773,113,087 as of December 31, 2016.
(3)
The interest rate on these loans is subject to a base rate plus 3 Month “3M” LIBOR, which at December 31, 2016 was 1.00%. As the interest rate is subject to a minimum LIBOR floor which was greater than the 3M LIBOR rate at December 31, 2016, the prevailing rate in effect at December 31, 2016 was the base rate plus the LIBOR floor.

(4)	An affiliated Company that is managed by an affiliate of SIC Advisors LLC also holds an investment in this security.
(5)	The investment has an unfunded commitment as of December 31, 2016. For further details (see Note 11). Fair value includes an analysis of the unfunded commitment.
(6)
The investment is not a qualifying asset under Section 55 of the Investment Company Act of 1940 (the "1940 Act"), as amended. Non-qualifying assets represent 22.4% of the Company's portfolio at fair value.

(7)	Security is non-income producing.
(8)
The interest rate on these loans is subject to a base rate plus 1 Month "1M" LIBOR, which at December 31, 2016 was 0.77%. As the interest rate is subject to a minimum LIBOR floor which was greater than the 1M LIBOR rate at December 31, 2016, the prevailing rate in effect at December 31, 2016 was the base rate plus the LIBOR floor.

(9)
Securities are exempt from registration under Rule 144A of the Securities Act of 1933. These securities represent a fair value of $113,438,688 or 14.7% of net assets as of December 31, 2016 and are considered restricted.

(10)
This investment is in the equity class of a collateralized loan obligation ("CLO") security. The CLO equity investments are entitled to recurring distributions which are generally equal to the excess cash flow generated from the underlying investments after payment of the contractual payments to debt holders and fund expenses. The current estimated yield is based on the current projections of this excess cash flow taking into account assumptions which have been made regarding expected prepayments, losses and future reinvestment rates. These assumptions are periodically reviewed and adjusted. Ultimately, the actual yield may be higher or lower than the estimated yield if actual results differ from those used for the assumptions.

(11)
Security is also held in the underlying portfolio of the total return swap with Citibank, N.A. (see Note 5) or the Sierra Senior Loan Strategy JV I LLC portfolio (see Note 3). The Company's total exposure to Astro AB Borrower, APCO Holdings, Inc., Inc., Asurion LLC, ConvergeOne Holdings Corp., Genex Holdings, Inc., Isola USA Corp., Livingston International, Inc., Preferred Sands Holding Company, LLC, Press Ganey Holdings, and TravelCLICK, Inc. is $7,020,932 or 0.9%, 9,123,869 or 1.2%, $8,082,500 or 1.0%, $14,962,500 or 1.9%, $12,427,662 or 1.6%, $8,708,549 or 1.1%, $4,502,200 or 0.6%, $6,199,301 or 0.8%, $15,930,005 or 2.1%, and $10,585,217 or 1.4%, respectively, of Net Assets as of December 31, 2016.

(12)	The investment was on non-accrual status as of December 31, 2016.
(13)	Represents securities in Level 2 in the ASC 820 table (see Note 4).
(14)
The interest rate on these loans is subject to a base rate plus 6 month "6M" LIBOR, which at December 31, 2016 was 1.32%. As the interest rate is subject to a minimum LIBOR floor which was greater than the 6M LIBOR rate at December 31, 2016, the prevailing rate in effect at December 31, 2016 was the base rate plus the LIBOR floor.

(15)	Represents securities in Level 1 in the ASC 820 table (see Note 4).
(16)
Control Investments are defined by the Investment Company Act of 1940 ("1940 Act") as investments in companies in which the Company owns more than 25% of the voting securities or maintains greater than 50% of the board representation.

(17)	A portion of this investment was sold via a participation agreement

As of December 31, 2016, the weighted average yield based upon original cost on our portfolio investments, including the yield on the equity component of the total return swap ("TRS") that Arbor Funding LLC ("Arbor"), our wholly-owned financing ubsidiary entered into with Citiban, N.A. ("Citibank"), was approximately 9.6% and approximately 84% of our portfolio investments were senior secured. As of December 31, 2016, 89% of our income-bearing investment portfolio bore interest based on fixed rates, such as LIBOR or the Alternate Base Rate ("ABR"), and 11% bore interest at fixed rates. The weighted average yield on income-producing investments is computed based upon the contractual interest payments and principal amortizations due at maturity for each individual investment, which amount is divided by the total cost borne by us on such income-producing investments as of the end of the applicable reporting period. The yield on our portfolio investments is higher than what our investors will realize because it does not reflect our expenses and the sales load paid by investors.
Overview of Portfolio Companies
Set forth below is a brief description of the business of our portfolio companies as of December 31, 2016.

Portfolio Company	Brief Description of Portfolio Company
AAAHI Acquisition Corporation
AAAHI Acquisition Corporation (“All Aboard”) is a leading provider of passenger transport services to customers throughout the U.S. Sun Belt Region. All Aboard is comprised of six local operating units, the largest of which include: Hotard, All Aboard America!, and Sun Diego.

AAR Intermediate Holdings, LLC
AAR Intermediate Holdings, LLC (“AAR”) provides field support services to oil and gas independent producers, drilling companies and midstream companies in the Denver-Julesburg Basin, with headquarters in the heart of the Wattenberg region in Greeley, CO. AAR builds, repairs, modifies and maintains oil and gas production equipment, sites, wells and pipelines.

Access Media Holding LLC
Access Media Holdings, LLC (d/b/a Access Media 3, Inc.), headquartered in Oak Brook, IL, is a triple-play provider of digital satellite television, high speed internet and voice services to the residential multi-dwelling unit market in the United States.

Advanced Diagnostic Holdings LLC	Advanced Diagnostic Holdings, LLC, founded in 2003 and headquartered in Tampa, FL, is a provider of specialty neuro and musculoskeletal diagnostic imaging services to physicians and chiropractors.
Alpha Media LLC	Alpha Media LLC, headquartered in Portland, OR, is a radio broadcast media company. Alpha Media’s formats include Top 40, Adult Contemporary, Spanish, Urban, News Talk, Sports, Rock, Country and more.
Amerijet Holdings Inc.	Amerijet Holdings Inc., headquartered in Fort. Lauderdale, FL, is a leading provider of air cargo and logistics to and from the Caribbean, Mexico and Latin America.
AMMC CLO 17, Limited Series 2015-17A
AMMC CLO 17, Limited Series 2015-17A is a collateralized loan obligation vehicle invested in a diversified portfolio of primarily senior secured first lien bank loans and, to a limited extent, senior unsecured loans, second lien loans and first lien last out loans.

Anaren, Inc.
Anaren, Inc., founded in 1967 and headquartered in East Syracuse, NY, is a leading provider of highly integrated microwave components, assemblies and subsystems for the aerospace, satellite, defense, wireless infrastructure, medical and industrial electronics end-markets worldwide.

APCO Holdings, Inc.
APCO Holdings, Inc., founded in 1984 and headquartered in Norcross, GA, is a marketer and third-party administrator of vehicle service contracts and other related ancillary products sold by automotive dealers.

Apidos CLO XXIV, Series 2016-24A
Apidos CLO XXIV, Series 2016-24A is a collateralized loan obligation vehicle invested in a diversified portfolio of primarily senior secured first lien bank loans and, to a limited extent, senior unsecured loans, second lien loans and first lien last-out loans.

Associated Asphalt Partners, LLC
Associated Asphalt Partners, LLC, founded in 1948 and headquartered in Roanoke, VA, is an asphalt reseller. Associated Asphalt stores, blends, transports, and sells a diverse mix of performance grade asphalt.

Astro AB Borrower, Inc.
Astro AB Borrower, Inc (d/b/a American Beacon), headquartered in Irving, TX, is an asset management firm that provides institutional-quality equity, fixed income, alternative and cash solutions to retail and institutional clients.

Asurion LLC	Asurion LLC, headquartered in Nashville, TN, is a provider of technology protection services to the wireless, retail, and home service provider industries.
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

Backcountry.com, LLC	Backcountry.com, LLC, founded in 1996 in Park City, UT, is an online specialty retailer for outdoor adventure, cycling, motorcycle and action sports gear and clothing.

Portfolio Company	Brief Description of Portfolio Company
Birch Communications, Inc.
Birch Communications, Inc., founded in 1996 and headquartered in Atlanta, GA, is a provider of IP-based voice and data communications, cloud and managed services to small and medium sized business as well as certain mid-market and enterprise customers.

Black Angus Steakhouses LLC	Black Angus Steakhouses LLC, founded in 1964 and headquartered in Los Altos, CA, operates restaurants across six states including California, Arizona, Alaska, New Mexico, Washington, and Hawaii.
Brundage-Bone Concrete Pumping, Inc.	Brundage-Bone Concrete Pumping, Inc., founded in 1983 and headquartered in Denver, CO., is the largest concrete pumping services in the United States.
Capstone Nutrition
Capstone Nutrition (“Capstone”) which is headquartered in Ogden, UT, is a pure-play developer and manufacturer in the nutrition industry. Since 1992, Capstone has been developing, producing, and packaging capsule, tablet, and powder products for a variety of customers in the United States and internationally.

Charming Charlie LLC
Charming Charlie LLC is a destination retailer of fashion jewelry and accessories. Charming Charlie is known for its fun, friendly, and fabulous brand which permeates its in-store and online experience.

ConvergeOne Holdings Corp.
ConvergeOne Holdings Corporation, which is headquartered in Eagan, MN, is an independent provider of innovative communications solutions and managed services to large and medium sized enterprises globally.

Cornerstone Chemical Company
Cornerstone Chemical Company (“Cornerstone”), headquartered in Waggaman, LA, is a North American producer of critical intermediate and specialty chemicals including AN and melamine, which are marketed globally. Cornerstone is also a producer of sulfuric acid for the merchant market in the Gulf of Mexico region.

CP Opco, LLC
CP OPCO LLC, founded in 1978 and headquartered in Inglewood, CA, offers its customers a complete solution, pairing a broad portfolio of event rental products and temporary structures with value-added event services.

CRGT Inc.	CRGT Inc., headquartered in Fairfax, VA, is a provider of Agile software development, data analytics, mobility, cyber security, and infrastructure solutions.
DHISCO Electronic Distribution, Inc.
DHISCO Electronic Distribution, Inc. which is headquartered in Dallas, TX, is a full service platform that assists lodging providers in the distribution of hotel information to end consumers through various distribution channels.

Drew Marine Partners, LP
Drew Marine Partners, LP, founded in 1928 and headquartered in Whippany, NJ, provides vessel performance products and fire, safety and rescue solutions products to maritime transportation vessels and offshore oil rigs.

Dryden 38 Senior Loan Fund, Series 2015-38A
Dryden 38 Senior Loan Fund, Series 2015-38A is a collateralized loan obligation vehicle invested in a diversified portfolio of primarily senior secured first lien bank loans and, to a limited extent, senior unsecured loans, second lien loans and first lien last out loans.

Dryden 43 Senior Loan Fund, Series 2016-43A
Dryden 43 Senior Loan Fund, Series 2016-43A is a collateralized loan obligation vehicle invested in a diversified portfolio of primarily senior secured first lien bank loans and, to a limited extent, senior unsecured loans, second lien loans and first lien last out loans.

Dryden 49 Senior Loan Fund
Dryden 49 Senior Loan Fund is a collateralized loan obligation vehicle invested in a diversified portfolio of primarily senior secured first lien bank loans and, to a limited extent, senior unsecured loans, second lien loans and first lien last out loans.

Dynamic Energy Services International LLC
Dynamic Energy Services International LLC, which is headquartered in Wayne, PA, is a provider of full-service fabrication, construction and maintenance services to a broad range of worldwide markets including oil and gas, industrial and petrochemical markets.

EarthLink, Inc.	Earthlink, Inc., headquartered in Atlanta, GA, is a network services provider dedicated to delivering superior customer experiences in a cloud connected world.
Elite Comfort Solutions LLC	Elite Comfort Solutions LLC is a specialty foam manufacturer and fabrication processer, producing a range of consumer-facing products including bed-in-a-box, toppers, and pillows.

Portfolio Company	Brief Description of Portfolio Company
First Boston Construction Holdings, LLC
First Boston Construction Holdings, LLC, an affiliate of The Grossman Companies with offices in Quincy, MA and Southport, CT, extends private loans to builders, developers and real estate investors in the Northeast region of the United States.

FKI Security Group LLC
FKI Security Group LLC, founded in 1951 and headquartered in New Albany, IN, is a global manufacturer and national service provider of security, safety and asset protection products used in a variety of industries, including the financial services, government, retail, education, and medical end-markets.

Frontier Communications Corp.
Frontier Communications Corp. (“Frontier”), headquartered in Denver, CO, is a telephone company in the United States, mainly serving rural areas and smaller communities. Frontier offers wireline voice, data and video services to residential and business customers.

Gastar Exploration Inc.	Gastar Exploration Inc., founded in 1987 and based in Houston, TX, is an independent oil and gas exploration and production company.
Genex Holdings, Inc.	Genex Holdings, Inc., headquartered in Wayne, PA, is a national provider of case management solutions to the workers’ compensation industry.
GK Holdings, Inc.	GK Holdings, Inc., headquartered in Cary, NC, is a worldwide provider of IT and business skills learning solutions participating in the global corporate training market.
Green Field Energy Services, Inc.	Green Field Energy Services, Inc., formed in 1969, is an independent oilfield services company. The company’s Plan of Reorganization was confirmed in 2014.
HBC Holdings LLC
HBC Holdings LLC (d/b/a World & Main LLC), headquartered in Moody, AL, develops, markets and distributes products to leading retailers, wholesalers, home centers, discount stores, food and drug chains, municipalities, eRetailers, catalog companies and independent hardware stores.

Heligear Acquisition Co.
Heligear Acquisition Co. (d/b/a Northstar Aerospace), headquartered in Burr Ridge, IL, is an independent manufacturer of flight-critical aerospace gears and power transmission systems for domestic and international military and commercial aircraft applications.

Hill International, Inc.
Hill International, Inc., (“Hill”), headquartered in Marlton, NJ and established in 1976, is a construction management firm. Hill helps clients manage their construction projects and programs more effectively so that projects are finished on time, within budget and with minimal claims.

Holland Acquisition Corp.
Holland Acquisitions Corp. (“Holland”), founded in 1985 and headquartered in Fort Worth, TX, is a provider of land services to blue-chip clients throughout the United States. Holland offers a full-suite of land services in all three stages of the energy production cycle: upstream, midstream and downstream.

Hylan Datacom & Electrical LLC
Hylan Datacom & Electrical LLC, headquartered in Holmdel, NJ, is a specialty design, engineering and construction company providing telecommunications, electrical and utility services to customers in New York City and the greater Tri-State area.

Ignite Restaurant Group, Inc.
Ignite Restaurant Group, Inc. (“IRG”), headquartered in Houston, TX, operates and franchises over 350 restaurants throughout the U.S. and internationally. IRG offers a variety of chef-inspired food and beverages in a distinctive, casual, high-energy atmosphere.

IHS Intermediate, Inc.
IHS Intermediate, Inc. (d/b/a Interactive Health), headquartered in Schaumburg, IL, is a provider of customized corporate health and wellness improvement services. Interactive Health provides a suite of comprehensive, end-to-end services designed to improve personal health, lowering healthcare costs for employers, increasing employee productivity, and reducing health related absences.

Impact Sales, LLC	Impact Sales, LLC is a Boise, Idaho based sales and marketing agency providing outsourced sales, marketing and merchandising services to consumer packaged goods manufacturers.
Interface Security Systems Holdings, Inc.
Interface Security Systems Holdings, Inc., founded in 1995 and based in St. Louis, MO, is a national provider of physical security and secured managed network services to primarily large, commercial multi-site customers.

Portfolio Company	Brief Description of Portfolio Company
Invision Diversified, LLC
Invision Diversified, LLC (“Invision”), headquartered in Chicago, IL, is the parent company of five low-volatility, high recurring revenue and strong free cash flow-generating services businesses. Invision’s services businesses provide largely nondiscretionary outsourced business services to a broad base of longstanding, high quality customers in over 20 different end-markets.

IronGate Energy Services, LLC	IronGate Energy Services, LLC, headquartered in Minneapolis, MN, is an independent provider of rental and tubular services to oil and gas drilling operators in the United States and Mexico.
Isola USA Corp.
Isola USA Corp., founded in Germany in 1912, is a global material science company that designs, develops, and manufactures copper-clad laminate and prepreg used to fabricate advanced multilayer printed circuit boards.

Jordan Reses Supply Company, LLC
Jordan Reses Supply Company, LLC, founded in 1985 and headquartered in Ann Arbor, MI, is a national distributor of respiratory equipment solely focused on serving the Veterans Affairs and the federal government.

Liquidnet Holdings, Inc.
Liquidnet Holdings, Inc., headquartered in New York, NY and founded in 2001, operates a global institutional equities trading network that many asset managers trust to execute their block trades with maximum anonymity and minimal price impact.

Livingston International, Inc.	Livingston International, Inc. is a pure-play, non-asset-based customs broker with its U.S. headquarters based in Chicago, IL.
Loar Group, Inc
Loar Group, Inc. (“Loar”), headquartered in New York, NY, is a components manufacture in the North American aerospace & defense industry. Loar produces flight-critical, niche components which are used across the aircraft, including both airframe and engine applications.

LSF9 Atlantis Holdings, LLC.
LSF9 Atlantis Holdings, LLC (d/b/a A2Z Wireless Holdings, Inc. or “A2Z”), founded in 1996 and headquartered in Greenville, NC, is a leading retailer of Verizon wireless products and services. A2Z operates Verizon-branded retail stores that offer a comprehensive mix of wireless devices, including smartphones, feature phones, tablets, mobile broadband, and wearables, as well as, a broad range of accessories and device insurance coverage.

LTCG Holdings Corp.
LTCG Holdings Corp. (“LTCG”), headquartered in Eden Prairie, MN, provides business process outsourcing and assessment services for the long-term care insurance industry. LTCG offers end-to-end LTCI BPO services including: (i) application processing, underwriting and policy issuance; (ii) policy administration; (iii) claims processing and care management; (iv) assessments; and (v) professional services.

MCM Capital Office Park Holdings LLC
Capital Office Park Holdings is a commercial real estate portfolio in the Washington, DC metro area. The portfolio consists of six office buildings, a bank pad site and a residential development opportunity.

Miller Heiman, Inc.
Miller Heiman, Inc., headquartered in Reno, NV, provides global sales organizations with an objective source of industry knowledge and insight to help organizations overhaul their sales techniques re-energize their sales force and fine-tune their customer interactions.

Nathan’s Famous, Inc.	Nathan’s Famous, Inc., founded in 1916 and headquartered in Jericho, NY, is a licensor, wholesaler and retailer of food products marketed under Nathan’s Famous brand in the U.S. and internationally.
Nation Safe Drivers Holdings, Inc.	Nation Safe Drivers Holdings, Inc., headquartered in Boca Raton, FL, is a provider of towing and roadside assistance services, as well as supplemental insurance related products.
New Media Holdings II LLC	New Media Holdings II LLC, headquartered in New York, NY, is a publisher of locally-based print and online media in the United States.
Nomida LLC
Nomida LLC is a fully entitled, 40,800 sq. ft. for-sale multifamily development located in Chicago, IL. The site is centrally located in Wicker Park and will consist of 24 loft-style condominiums approximately 1,700 sq. ft. in size, with parking available for all residents.

Novetta Solutions, LLC
Novetta Solutions, LLC, headquartered in McLean, VA, is an advanced analytics company focused on technology-intensive national security solutions, providing services to government and commercial organizations.

Portfolio Company	Brief Description of Portfolio Company
Nuspire, LLC
Nuspire, LLC, headquartered in Commerce, MI, is a managed security services provider delivering superior threat detection and remediation through a skilled team of experts, advanced R&D, and proprietary solutions that merge big data and deep human analytics.

Omnitracs, Inc.	Omnitracs, Inc., headquartered in Dallas, TX, is a provider of satellite and terrestrial-based connectivity and location solutions to transportation and logistics companies.
Oxford Mining Company, LLC
Oxford Mining Company, LLC (d/b/a Westmoreland Resource Partners, L.P. or "Westmoreland"), headquartered in Columbus, OH, is a producer of high-value thermal coal and surface-mined coal. Westmoreland operates active surface mines with mining complexes principally in Ohio, Kentucky, West Virginia and Pennsylvania.

Path Medical LLC
Path Medical, LLC, with locations in southern Florida, Tampa, FL and Orlando, FL, is a provider of fully-integrated acute trauma treatment and diagnostic imaging solutions to patients injured in automobile and non-work related accidents.

Payless Inc.
Payless Inc. (“Payless”), founded in 1956 and headquartered in Topeka, KS, sells low-cost, high-quality family footwear. In addition to footwear, Payless also sells a broad array of accessories such as handbags, jewelry, bath-and-beauty products, and hosiery.

Preferred Sands Holding Company, LLC	Preferred Sands Holding Company, LLC, headquartered in Radnor, PA, is a provider of high quality raw and resin coated frac sand for use in the oil and gas industry.
Press Ganey Holdings, Inc.
Press Ganey Holdings, Inc., headquartered in South Bend, IN, is a provider of patient experience and caregiver measurement, performance analytics and strategic advisory solutions for healthcare organizations across the continuum of care.

PT Network, LLC	PT Network, LLC (d/b/a Pivot Physical Therapy), is a regional outpatient physical therapy and sports medicine operator with clinics in most of the Mid-Atlantic region.
Reddy Ice Corporation	Reddy Ice Corporation, headquartered in Dallas, TX, is a manufacturer and distributor of packaged ice in the U.S., with a top market share in the majority of its footprint, which spans 34 states.
Research Now Group, Inc.	Research Now Group, Inc., founded in 1999 and headquartered in Plano, TX, collects data through online and mobile surveys utilizing proprietary consumer and business panels.
Response Team Holdings, LLC
Response Team Holdings, LLC, founded in 2010 and headquartered in Raleigh, NC, provides mitigation, restoration, and ancillary services to single and multi-family prospects, healthcare organizations, schools, municipalities, and commercial businesses.

Rhombus Cinema Holdings, LP
Rhombus Cinema Holdings, LP, headquartered in Beverly Hills, CA, is an innovator and licensor of stereoscopic (3D) and other visual technologies for use in the cinema and on consumer electronic devices.

School Specialty, Inc.	School Specialty, Inc., headquartered in Greenville, WI, provides proprietary and branded products that are supported by customized value-added service solutions.
Ship Supply Acquisition Corporation
Ship Supply Acquisition Corporation, founded in 1968 and headquartered in Miami, FL, is a logistics services business that provides products and maritime services for commercial and military marine vessels.

Sierra Senior Loan Strategy JV I LLC
Sierra Senior Loan Strategy JV I LLC generates current income and capital appreciation by investing primarily in the debt of privately-held middle market companies in the United States with a focus on senior secured first lien term loans. See "Note 3 - Investments" in "Item 8 - Consolidated Financial Statements and Supplementary Data."

Sizzling Platter, LLC
Sizzling Platter, LLC, founded in 1963 and headquartered in Murray, UT, is a restaurant management company that operates Dunkin’ Donuts, Little Caesars, Red Robin Gourmet Burgers, and Sizzler Family Steakhouse brands.

SMART Financial Operations, LLC
SMART Financial Investors, LLC, headquartered in Orlando, FL, is the parent company of three distinct retail pawn store chains and one pawn industry consulting firm located throughout the United States and Edmonton, Alberta.

Portfolio Company	Brief Description of Portfolio Company
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

Survey Sampling International, LLC
Survey Sampling International, LLC, founded in 1977 and based in Shelton, CT, is a provider of global data collection services utilized by market research firms, consulting firms, corporate end-users, and public opinion firms to conduct survey research.

Techniplas LLC
Techniplas LLC, founded in 2010 and headquartered in Nashotah, WI, is a global producer of highly engineered and technically complex plastic modules and subsystems for niche applications primarily in the global automotive industry.

The Garretson Resolution Group, Inc	The Garretson Resolution Group, Inc, founded in 1998 and based in Cincinnati, OH, is a provider of technology-enabled outsourced legal and compliance services.
TouchTunes Interactive Networks, Inc.	TouchTunes Interactive Networks, Inc., headquartered in New York, NY, is an in-venue interactive music and entertainment platform, featured in bars and restaurants across North America and Europe.
Transocean Phoenix 2 Ltd.
Transocean Phoenix 2 Ltd., headquartered in Houston, TX, is a leading international provider of offshore contract E&P drilling services for oil and gas wells with a focus on the global offshore drilling market.

TravelCLICK, Inc.	TravelCLICK, Inc., headquartered in New York, NY, is a provider of cloud-based reservation systems, SaaS-based business intelligence and digital media solutions.
Truco Enterprises, LP	Truco Enterprises, LP, founded in 1991 and headquartered in Dallas, TX, manufactures and distributes tortilla chips under the On the Border brand.
True Religion Apparel, Inc.
True Religion Apparel, Inc. (“True Religion”), headquartered in Vernon, CA, designs, manufactures, and markets the True Religion brand. True Religion’s product line is sold in branded retail and outlet stores, as well as department stores and boutiques in the U.S. and abroad.

U.S. Auto Sales Inc.	U.S. Auto Sales, Inc., founded in 1992 and headquartered in Lawrenceville, GA, sells and provides in-house financing of used vehicles to consumers underserved by traditional credit providers.
U.S. Well Services, LLC
US Well Services, LLC is a Houston, TX, based oilfield service provider contracted to engage in pressure pumping and related services, including high-pressure hydraulic fracturing in unconventional oil and natural gas basins.

Valence Surface Technologies, Inc.
Valence Surface Technologies, Inc., headquartered in The Woodlands, TX, is an independently owned aerospace and defense metal processing company with a focus on highly-complex flight critical parts servicing the commercial aerospace, defense, satellite and UAV markets.

Velocity Pooling Vehicle, LLC
Velocity Pooling Vehicle, LLC, headquartered in Indianapolis, IN is a manufacturer comprised of a group of highly recognizable brands serving nearly all product categories in the powersports aftermarket industry and a distributor of proprietary and sourced brands to a variety of dealers and retailers.

Verso Corporation	Verso Corporation, headquartered in Memphis, TN, is a North American producer of coated papers including coated groundwood, coated freesheet, supercalendered and specialty products.
VOYA CLO 2016-2, LTD.
VOYA CLO 2016-2, LTD. is a collateralized loan obligation vehicle invested in a diversified portfolio of primarily senior secured first lien bank loans and, to a limited extent, senior unsecured loans, second lien loans and first lien last, out loans.

Watermill-QMC Midco, Inc
Watermill-QMC Midco, Inc (d/b/a Quality Metalcraft, Inc.), founded in 1964 and headquartered in Livonia, MI, is a provider of complex assemblies for specialty automotive production, prototype and factory assist applications.

Z Gallerie, LLC	Z Gallerie, LLC, headquartered in Gardena, CA, is a lifestyle retailer offering a variety of home goods including furniture, artwork, lighting, tabletop items, textiles and decorative accessories.

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
Reimbursements of Organizational and Offering Expense
Under the terms of the investment advisory agreement, SIC Advisors bears all organizational and offering expenses on our behalf. Since June 2, 2014, the date that we raised $300 million in gross proceeds in connection with the sale of shares of our common stock, SIC Advisors has no longer been obligated to bear, pay or otherwise be responsible for any ongoing organization and offering expenses on our behalf, and we have been responsible for paying or otherwise incurring all such ongoing organizational and offering expenses. Pursuant to the terms of the Investment Advisory Agreement, we have agreed to reimburse SIC Advisors for any such organizational and offering expenses incurred by SIC Advisors not to exceed 1.25% of the gross subscriptions raised by us over the course of the offering period, which was initially scheduled to terminate two years from the initial offering date, unless extended. Most recently, at a meeting held on March 1, 2017, our board of directors approved another extension of our offering for an additional year which will extend the offering through April 17, 2018, unless further extended. Notwithstanding the foregoing, in the event that organizational and offering expenses, together with sales commissions, the dealer manager fee and any discounts paid to members of the Financial Industry Regulatory Authority, exceed 15% of the gross proceeds from the sale of shares of our common stock pursuant to our registration statement or otherwise at the time of the completion of our offering, then SIC Advisors shall be required to pay or, if already paid by us, reimburse us for amounts exceeding such 15% limit.

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
Term; Effective Date
The Investment Advisory Agreement was initially approved by our board of directors on April 5, 2012 and, pursuant to the 1940 Act, remained in effect for a period of two years. Unless earlier terminated as described below, the Investment Advisory Agreement will remain in effect from year-to-year thereafter if approved annually at an in-person meeting of our board of directors by a majority of our directors who are not "interested persons" as defined in the 1940 Act, of the Company or the Adviser, and either our board of directors or the holders of a majority of our outstanding voting securities.
Most recently, our board of directors held an in-person meeting on March 1, 2017, in order to consider and approve the annual approval and continuation of the Investment Advisory Agreement. In its consideration of the Investment Advisory Agreement, the board of directors focused on information it had received relating to, among other things: (a) the nature, quality and extent of the advisory and other services to be provided to us by SIC Advisors; (b) comparative data with respect to advisory fees or similar expenses paid by other BDCs with similar investment objectives; (c) our projected operating expenses and expense ratio compared to BDCs with similar investment objectives; (d) any existing and potential sources of indirect income to SIC Advisors from its relationships with us and the profitability of those relationships; (e) information about the services to be performed and the personnel performing such services under the Investment Advisory Agreement; (f) the organizational capability and financial condition of SIC Advisors and its affiliates; and (g) various other factors.
Based on the information reviewed and the discussions, the board of directors, including a majority of the non-interested directors, concluded that the investment management fee rates and terms are reasonable in relation to the services to be provided and approved the Investment Advisory Agreement for a period of one additional year, which will expire on April 17, 2018. The Investment Advisory Agreement will automatically terminate in the event of its assignment. In accordance with the 1940 Act, we may terminate the Investment Advisory Agreement with SIC Advisors upon 60 days’ written notice. The decision to terminate the agreement may be made by a majority of our independent directors or the holders of a majority of the outstanding shares of our common stock. In addition, SIC Advisors may terminate the Investment Advisory Agreement with us upon 120 days’ written notice.
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
Term; Effective Date
The Administration Agreement became effective on April 17, 2012, the date that we met our minimum offering requirement. Pursuant to its terms, and unless earlier terminated as described below, the Administration Agreement will remain in effect from year-to-year if approved annually by a majority of our directors who are not "interested persons" as defined in the 1940 Act, of the Company or Medley Capital LLC, and either the holders of a majority of our outstanding voting securities or our board of directors. Most recently, on March 1, 2017, our board of directors held an in-person meeting in order to consider the annual approval and continuation of our Administration Agreement. Based on the information relating to the terms of the Administration Agreement and the discussions held, the board of directors, including a majority of the non-interested directors, approved the Administration Agreement as being in the best interests of our stockholders. Specifically the board of directors approved the extension of the Administration Agreement for a period of one additional year, which will expire on April 17, 2018.
We may terminate the Administration Agreement with Medley Capital LLC on 60 days’ written notice without penalty. Medley Capital LLC may terminate the Administration Agreement on 120 days’ written notice without penalty.
REGULATION
General
We have elected to be regulated as a BDC under the 1940 Act and have also elected to be treated for tax purposes as a RIC under Subchapter M of the Code. BDCs are closed-end funds that elect to be regulated as BDCs under the 1940 Act. As such, BDCs are subject to only certain provisions of the 1940 Act. BDCs are provided greater flexibility under the 1940 Act than are other investment companies in dealing with their portfolio companies, issuing securities, and compensating their managers. BDCs can be internally or externally managed and may qualify to elect to be taxed as RICs for federal tax purposes. The 1940 Act contains prohibitions and restrictions relating to transactions between BDCs and their affiliates (including any investment advisors or sub-advisors), principal underwriters, and affiliates of those affiliates or underwriters. The 1940 Act requires that a majority of a BDC’s directors be persons other than “interested persons,” as that term is defined in the 1940 Act. In addition, the 1940 Act provides that we may not change the nature of our business so as to cease to be, or withdraw our election as a BDC unless approved by a majority of our outstanding voting securities. The 1940 Act defines “a majority of the outstanding voting securities” as the lesser of: (1) 67%

or more of the voting securities present at a meeting if the holders of more than 50% of our outstanding voting securities are present or represented by proxy or (2) more than 50% of our voting securities.

We are generally not able to issue and sell our common stock at a price below net asset value per share. We may, however, sell our common stock, or warrants, options, or rights to acquire our common stock, at a price below the then-current net asset value of our common stock if our board of directors determines that such sale is in our best interests and the best interests of our stockholders, and our stockholders approve such sale. In addition, we may generally issue new shares of our common stock at a price below net asset value in rights offerings to existing stockholders, in payment of dividends, and in certain other limited circumstances.

We may invest up to 100% of our assets in securities acquired directly from issuers in privately negotiated transactions. With respect to such securities, we may, for the purpose of public resale, be deemed an “underwriter” as that term is defined in the Securities Act of 1933, as amended (the “Securities Act”). We do not intend to acquire securities issued by any investment company that exceed the limits imposed by the 1940 Act.

As a BDC, we will not generally be permitted to invest in any portfolio company in which our Advisor or any of their affiliates currently have a controlling interest or to make any co-investments with our Advisor or any of its affiliates without an exemptive order from the SEC. We may, however, invest alongside our Advisor and its affiliates’ other clients in certain circumstances where doing so is consistent with applicable law and SEC staff interpretations. For example, we may invest alongside such other clients’ accounts consistent with guidance promulgated by the SEC Staff permitting us and such other clients’ accounts to purchase interests in a single class of privately placed securities so long as certain conditions are met, including that no investment advisor, acting on our behalf or on behalf of other clients, negotiates any term other than price. We may also invest alongside such other clients as otherwise permissible under regulatory guidance, applicable regulations and our Advisor’s allocation policies. In addition, on November 25, 2013, we received an exemptive order from the SEC that permits us to participate in negotiated co-investment transactions with certain affiliates, each of whose investment adviser is Medley, LLC or an investment adviser controlled by Medley, LLC in a manner consistent with our investment objective, strategies and restrictions, as well as regulatory requirements and other pertinent factors (the “Exemptive Order”). Co-investment under the Exemptive Order is subject to certain conditions therein, including the condition that, in the case of each co-investment transaction, our board of directors determines that it would be advantageous for us to co-invest in a manner described in the Exemptive Order.

Opportunities for co-investments may arise when SIC Advisors or an affiliated adviser becomes aware of investment opportunities that may be appropriate for us and other clients, or affiliated funds. Without the Exemptive Order, we would be substantially limited in our ability to co-invest in privately negotiated transactions with affiliated funds, as a BDC.

Under the Exemptive Order, investment opportunities that are presented to affiliated funds must be referred to us and vice versa. For each such referral, SIC Advisors independently analyzes and evaluates whether the co-investment transaction is appropriate for us. In addition, co-investment transactions under the Exemptive Order are generally subject to the review and approval by our independent directors, which we refer to as the independent director committee. For each co-investment transaction under the Exemptive Order, we follow the conditions of the Exemptive Order, which are designed to ensure the fairness to us of the co-investment transaction. However, neither we nor the affiliated funds are obligated to invest or co-invest when investment opportunities are referred to us or them.

On July 26, 2016, the Company, SIC Advisors and certain other affiliated funds and investment advisers filed an exemptive application for a co-investment order that would supersede the Exemptive Order and allow affiliated registered investment companies to participate in co-investment transactions with us that would otherwise be prohibited under Section 17(d) and 57(a)(4) and Rule 17d-1. The Exemptive Order will remain in effect unless and until the revised application is approved by the SEC. The terms of the revised application are substantially similar to the Exemptive Order.
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

Temporary Investments
Pending investment in other types of “qualifying assets,” as described above, our investments may consist of cash, cash equivalents, U.S. government securities, or high-quality debt securities maturing in one year or less from the time of investment so that 70% of our total assets are qualifying assets. Typically, we intend to invest in U.S. Treasury bills or in repurchase agreements, provided that such agreements are fully collateralized by cash or securities issued by the U.S. government or its agencies. A repurchase agreement involves the purchase by an investor, such as us, of a specified security and the simultaneous agreement by the seller to repurchase it at an agreed-upon future date and at a price that is greater than the purchase price by an amount that reflects an agreed-upon interest rate. There is no percentage restriction on the proportion of our assets that may be invested in such repurchase agreements. However, if more than 25% of our total assets constitute repurchase agreements from a single counterparty, we may not meet the diversification requirements in order to qualify to be taxed as a RIC for U.S. federal income tax purposes. Thus, we do not intend to enter into repurchase agreements with a single counterparty in excess of this limit. We expect that our Advisor will monitor the creditworthiness of the counterparties with which we enter into repurchase agreement transactions.
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
Code of Ethics
We have adopted a code of ethics, which we call our “Code of Business Conduct and Ethics,” which covers ethics and business conduct. This document applies to our directors, officers and employees. Our Code of Business Conduct and Ethics is publicly available on the Corporate Governance section of our website under "Corporate Governance" at http://www.sierraincomecorp.com/CorporateGovernance.html. We will report any amendments to or waivers of a required provision of our Code of Business Conduct and Ethics on our website or in a Current Report on Form 8-K. You may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. You may obtain information regarding the Public Reference Room by calling the SEC at 1-800-SEC-0330. Information contained on our website is not incorporated by reference into this Annual Report on Form 10-K, and you should not consider that information to be part of this Annual Report on Form 10-K.
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
If we purchase shares in a “passive foreign investment company” (a “PFIC”), we may be subject to U.S. federal income tax on its allocable share of a portion of any “excess distribution” received on, or any gain from the disposition of, such shares even if our allocable share of such income is distributed as a taxable dividend to its stockholders. Additional charges in the nature of interest generally will be imposed on us in respect of deferred taxes arising from any such excess distribution or gain. If we invest in a PFIC and elects to treat the PFIC as a “qualified electing fund” under the Code (a “QEF”), in lieu of the foregoing requirements, we will be required to include in income each year our proportionate share of the ordinary earnings and net capital gain of the QEF, even if such income is not distributed by the QEF. Alternatively, we may be able to elect to mark-to-market at the end of each taxable year its shares in a PFIC; in this case, we will recognize as ordinary income our allocable share of any increase in the value of such shares, and as ordinary loss our allocable share of any decrease in such value to the extent that any such decrease does not exceed prior increases included in its income. Under either election, we may be required to recognize in a year income in excess of distributions from PFICs and proceeds from dispositions of PFIC stock during that year, and such income will nevertheless be subject to the Annual Distribution Requirement and will be taken into account for purposes of the 4% U.S. federal excise tax. In addition, under recently proposed regulations, income required to be included as a result of a QEF election would not be qualifying income for purposes of the 90% Income Test unless we receive a distribution of such income from the PFIC in the same taxable year to which the inclusion relates.
Failure to Maintain Our Qualification as a RIC
If we fail to satisfy the 90% Income Test or the Diversification Tests for any taxable year, we may nevertheless continue to qualify as a RIC for such year if certain relief provisions are applicable (which may, among other things, require us to pay certain corporate-level U.S. federal income taxes or to dispose of certain assets).
If we were unable to qualify for treatment as a RIC and the foregoing relief provisions are not applicable, we would be subject to tax on all of our taxable income at regular corporate rates, regardless of whether we make any distributions to our stockholders. Distributions would not be required, and any distributions made in taxable years beginning on or before December 31, 2012 would be taxable to our stockholders as ordinary dividend income that, subject to certain limitations, may be eligible for the 15% maximum rate to the extent of our current and accumulated earnings and profits provided certain holding period and other requirements were met. Subject to certain limitations under the Code, corporate distributees would be eligible for the dividends-received deduction. Distributions in excess of our current and accumulated earnings and profits would be treated first as a return of capital to the extent of the stockholder’s tax basis, and any remaining distributions would be treated as a capital gain. To requalify as a RIC in a subsequent taxable year, we would be required to satisfy the RIC qualification requirements for that year and dispose of any earnings and profits from any year in which we failed to qualify as a RIC. Subject to a limited exception applicable to RICs that qualified as such under Subchapter M of the Code for at least one year prior to disqualification and that requalify as a RIC no later than the second year following the nonqualifying year, we could be subject to tax on any unrealized net built-in gains in the assets held by us during the period in which we failed to qualify as a RIC that are recognized within the subsequent 5 years, unless we made a special election to pay corporate-level U.S. federal income tax on such built-in gain at the time of our requalification as a RIC.
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

Risks Relating to Our Business and Structure

The capital markets may experience periods of disruption and instability. Such market conditions may materially and adversely affect debt and equity capital markets, which may have a negative impact on our business, financial condition and operations.

From time to time, capital markets may experience periods of disruption and instability. The U.S. and global capital markets experienced extreme volatility and disruption during the economic downturn that began in mid-2007, and the U.S. economy was in a recession for several consecutive calendar quarters during the same period. In 2010, a financial crisis emerged in Europe, triggered by high budget deficits and rising direct and contingent sovereign debt, which created concerns about the ability of certain nations to continue to service their sovereign debt obligations. Risks resulting from such debt crisis, including any austerity measures taken in exchange for bailout of certain nations, and any future debt crisis in Europe or any similar crisis elsewhere could have a detrimental impact on the global economic recovery, sovereign and non-sovereign debt in certain countries and the financial condition of financial institutions generally. In the second quarter of 2015, stock prices in China experienced a significant drop, resulting primarily from continued sell-off of shares trading in Chinese markets. In August 2015, Chinese authorities sharply devalued China’s currency. In addition, the referendum by British voters to exit the European Union (‘‘Brexit’’) in June 2016 has led to further disruption and instability in the global markets, and the implications of the United Kingdom's pending withdrawal from the European Union are unclear at present. There can be no assurance these market conditions will not continue or worsen in the future. These market conditions have historically and could again have a material adverse effect on debt and equity capital markets in the United States and Europe, which could have a materially negative impact on our business, financial condition and results of operations. We and other companies in the financial services sector may have to access, if available, alternative markets for debt and equity capital.

As a result of the 2016 U.S. election, the Republican Party currently controls both the executive and legislative branches of government, which increases the likelihood that legislation may be adopted that could significantly affect the regulation of U.S. financial markets. Areas subject to potential change, amendment or repeal include the Dodd-Frank Act and the authority of the Federal Reserve and the Financial Stability Oversight Council. The United States may also potentially withdraw from or renegotiate various trade agreements and take other actions that would change current trade policies of the United States. We cannot predict which, if any, of these actions will be taken or, if taken, their effect on the financial stability of the United States. Such actions could have a significant adverse effect on our business, financial condition and results of operations. We cannot predict the effects of these or similar events in the future on the U.S. economy and securities markets or on our investments. We monitor developments and seek to manage our investments in a manner consistent with achieving our investment objective, but there can be no assurance that we will be successful in doing so.

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

Significant developments stemming from the United Kingdom’s referendum on membership in the European Union could have a material adverse effect on us.

On June 23, 2016, the United Kingdom held a referendum in which a majority of voters voted in favor of leaving the European Union (“Brexit”), and, accordingly, on February 1, 2017, the U.K. Parliament voted in favor of allowing the U.K. government to begin the formal process of Brexit. Brexit has created political and economic uncertainty, particularly in the United Kingdom and the European

Union, and this uncertainty may last for years. Negotiations are expected to commence to determine the future terms of the United Kingdom’s relationship with the European Union. Events that could occur in the future as a consequence of the United Kingdom’s withdrawal, including the possible breakup of the United Kingdom, may continue to cause significant volatility in global financial markets, including in global currency and credit markets. This volatility could cause a slowdown in economic activity in the United Kingdom, Europe or globally, which could adversely affect our operating results and growth prospects. Any of these effects of Brexit, and others we cannot anticipate, could have unpredictable consequences for credit markets and adversely affect our business, results of operations and financial performance.

The downgrade of the U.S. credit rating and economic crisis in Europe could negatively impact our business, financial condition and earnings.

U.S. debt ceiling and budget deficit concerns together with signs of deteriorating sovereign debt conditions in Europe continue to present the possibility of a credit-rating downgrade, economic slowdowns, or a recession for the United States. The impact of any further downgrades to the U.S. government’s sovereign credit rating or downgraded sovereign credit ratings of European countries or the Russian Federation, or their perceived creditworthiness could adversely affect the U.S. and global financial markets and economic conditions. These developments, along with any further European sovereign debt issues, could cause interest rates and borrowing costs to rise, which may negatively impact our ability to access the debt markets on favorable terms. Continued adverse economic conditions could have a material adverse effect on our business, financial condition and results of operations.

In October 2014, the Federal Reserve announced that it was concluding its bond-buying program. It is unknown what effect, if any, the conclusion of this program will have on credit markets and the value of our investments. These and any future developments and reactions of the credit markets toward these developments could cause interest rates and borrowing costs to rise, which may negatively impact our ability to obtain debt financing on favorable terms. On December 14, 2016, the Federal Reserve raised the target range for the federal funds rate to a range between 0.50% to 0.75%. However, if key economic indicators, such as the unemployment rate or inflation, do not progress at a rate consistent with the Federal Reserve’s objectives, the target range for the federal funds rate may increase and cause interest rates and borrowing costs to rise, which may negatively impact our ability to access the debt markets on favorable terms. Any continued adverse economic conditions could have material adverse effect on our business, financial condition and results of operations.

Rising interest rates may adversely affect the value of our portfolio investments which could have an adverse effect on our business, financial condition and results of operations.

Our debt investments may be based on floating rates, such as LIBOR, EURIBOR, the Federal Funds Rate or the Prime Rate. General interest rate fluctuations may have a substantial negative impact on our investments, the value of our shares and our rate of return on invested capital. A reduction in the interest rates on new investments relative to interest rates on current investments could also have an adverse impact on our net interest income. An increase in interest rates could decrease the value of any investments we hold which earn fixed interest rates, including subordinated loans, senior and junior secured and unsecured debt securities and loans and high yield bonds, and also could increase our interest expense, thereby decreasing our net income. Also, an increase in interest rates available to investors could make investment in our shares less attractive if we are not able to increase our distribution rate, which could reduce the value of our shares.

Because we may borrow funds and may issue preferred shares to finance investments, our net investment income may depend, in part, upon the difference between the rate at which we borrow funds or pay distributions on preferred shares and the rate that our investments yield. As a result, we can offer no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income. In periods of rising interest rates, our cost of funds would increase except to the extent we have issued fixed rate debt or preferred shares, which could reduce our net investment income.

You should also be aware that a change in the general level of interest rates can be expected to lead to a change in the interest rate we receive on many of our debt investments. Accordingly, a change in the interest rate could make it easier for us to meet or exceed the performance threshold and may result in a substantial increase in the amount of incentive fees payable to our Advisor with respect to the portion of the incentive fee based on income.

Changes relating to the LIBOR calculation process may adversely affect the value of our portfolio of LIBOR-indexed, floating-rate debt securities.

In the recent past, concerns have been publicized that some of the member banks surveyed by the British Bankers’ Association (‘‘BBA’’) in connection with the calculation of LIBOR across a range of maturities and currencies may have been under-reporting or otherwise manipulating the inter-bank lending rate applicable to them in order to profit on their derivatives positions or to avoid an appearance of capital insufficiency or adverse reputational or other consequences that may have resulted from reporting inter-bank lending rates higher than those they actually submitted. A number of BBA member banks entered into settlements with their regulators and law enforcement agencies with respect to alleged manipulation of LIBOR, and investigations by regulators and governmental authorities in various jurisdictions are ongoing.

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

We face cybersecurity risks. If we are unable to maintain the availability of our electronic data systems and safeguard the security of our data, our ability to conduct business may be compromised, which could impair our liquidity, disrupt our business, damage our reputation and cause losses.

Cybersecurity refers to the combination of technologies, processes, and procedures established to protect information technology systems and data from unauthorized access, attack, or damage. We are subject to cybersecurity risks and third parties with which we do business may also be sources of cybersecurity or other technological risk. Information cybersecurity risks have significantly increased in recent years and, while we have not experienced any material losses relating to cyber attacks or other information security breaches, we could suffer such losses in the future. Our computer systems, software and networks may be vulnerable to unauthorized access, computer viruses or other malicious code and other events that could have a security impact. If one or more of such events occur, this potentially could jeopardize confidential and other information, including nonpublic personal information and sensitive business data, processed and stored in, and transmitted through, our computer systems and networks, or otherwise cause interruptions or malfunctions in our operations or the operations of our customers or counterparties, which could result in significant losses or reputational damage. This could result in significant losses, reputational damage, litigation, regulatory fines or penalties, or otherwise adversely affect our business, financial condition or results of operations. Privacy and information security laws and regulation changes, and compliance with those changes, may result in cost increases due to system changes and the development of new administrative processes. In addition, we may be required to expend significant additional resources to modify our protective measures and to investigate and remediate vulnerabilities or other exposures arising from operational and security risks. We currently do not maintain insurance coverage relating to cybersecurity risks, and we may be required to expend significant additional resources to modify our protective measures or to investigate and remediate vulnerabilities or other exposures, and we may be subject to litigation and financial losses that are not fully insured.

Cybersecurity failures or breaches by our Advisor, other service providers (including, but not limited to, accountants, custodians, transfer agents and administrators), and the issuers of securities in which we invest also have the ability to cause disruptions and impact business operations, potentially resulting in financial losses, interference with our ability to calculate net asset value, impediments to trading, the inability of our stockholders to transact business, violations of applicable privacy and other laws, regulatory fines, penalties, reputational damage, reimbursement or other compensation costs, or additional compliance costs. In addition, substantial costs may be incurred in order to prevent any cyber incidents in the future.

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

Difficult market and political conditions may adversely affect our business in many ways, including by reducing the value or hampering the performance of the investments made by our portfolio companies, each of which could materially and adversely affect our business, results of operations and financial condition.

Our business is materially affected by conditions in the global financial markets and economic and political conditions throughout the world, such as interest rates, availability and cost of credit, inflation rates, economic uncertainty, changes in laws (including laws relating to our taxation, taxation of our investors, the possibility of changes to tax laws in either the United States or any non-U.S. jurisdiction and regulations on asset managers), trade barriers, commodity prices, currency exchange rates and controls and national and international political circumstances (including wars, terrorist acts and security operations). These factors are outside of our control and may affect the level and volatility of asset prices and the liquidity and value of investments, and we may not be able to or may choose not to manage our exposure to these conditions. Ongoing developments in the U.S. and global financial markets following the turmoil in the global capital markets and the financial services industry in late 2008 and early 2009 continue to illustrate that the current environment is still one of uncertainty and instability for investment management businesses. In the future, the U.S. government may not be able to meet its debt payments unless the federal debt ceiling is raised. The federal debt limit has been suspended since November 2, 2015, but the limit is set to be reinstated on March 15, 2017. If legislation increasing the debt ceiling is not enacted, as needed, and the debt ceiling is reached, the U.S. federal government may stop or delay making payments on its obligations, which could negatively impact the U.S. economy. These and other conditions in the global financial markets and the global economy may result in adverse consequences for our portfolio companies, including by reducing the value or hampering the performance of the investments made by our portfolio companies, each of which could materially affect our business, results of operations and financial condition.

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

Because our business model depends to a significant extent upon relationships with corporations, financial institutions and investment firms, the inability of our Advisor to maintain or develop these relationships, or the failure of these relationships to generate investment opportunities, could adversely affect our business.

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

As a BDC, we are required to carry our investments at market value or, if no market value is ascertainable, at the fair value as determined in good faith by our board of directors. Decreases in the market values or fair values of our investments are recorded as unrealized depreciation. Any unrealized losses in our portfolio could be an indication of a portfolio company’s inability to meet its repayment obligations to us with respect to the affected investments. This could result in realized losses in the future and ultimately in reductions of our income available for distribution in future periods. In addition, decreases in the market value or fair value of our investments will reduce our net asset value. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Valuation of Investments."

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

We are classified as a non-diversified investment company within the meaning of the 1940 Act, which means that we are not limited by the 1940 Act with respect to the proportion of our assets that we may invest in securities of a single issuer. We are also not adopting any policy restricting the percentage of our assets that may be invested in a single portfolio company. To the extent that we assume large positions in the securities of a small number of issuers, or within a particular industry, our net asset value may fluctuate to a greater extent than that of a diversified investment company as a result of changes in the financial condition or the market’s assessment of the issuer. We may also be more susceptible to any single economic or regulatory occurrence than a diversified investment company. Beyond our income tax diversification requirements applicable to RICs under Subchapter M of the Code, we do not have fixed guidelines for diversification, and our investments could be concentrated in relatively few portfolio companies. See ‘‘Business - Taxation as a Regulated Investment Company’’

If we internalize our management functions, your interest in us could be diluted, we could incur other significant costs associated with being self-managed and may not be able to retain or replace key personnel, and we may have increased exposure to litigation as a result of internalizing our management functions.

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

In recent years, external advisory and management structures have been the subject of stockholder litigation stemming from the assumption that internal management structures are more cost-efficient and that managers in an internal structure are more accountable to the relevant company. Stockholder litigation can be costly and time-consuming, and there can be no assurance that any litigation expenses we might incur would not be significant or that the outcome of litigation would be favorable to us. Any amounts we are required to expend defending any such litigation will reduce our net investment income.

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

In the course of our investing activities, we will pay management and incentive fees to SIC Advisors. These fees are based on our gross assets. As a result, investors in our common stock will invest on a ‘‘gross’’ basis and receive distributions on a ‘‘net’’ basis after expenses, resulting in a lower rate of return than one might achieve through direct investments. Because these fees are based on our gross assets, SIC Advisors will benefit when we incur debt or use leverage. Additionally, under the incentive fee structure, SIC Advisors may benefit when capital gains are recognized and, because SIC Advisors determines when a holding is sold, SIC Advisors controls the timing of the recognition of such capital gains. Our board of directors is charged with protecting our interests by monitoring how SIC Advisors addresses these and other conflicts of interests associated with its management services and compensation. While they are not expected to review or approve borrowings or incurrence of leverage in the ordinary course, our independent directors approve our credit facilities, including the maximum amount of leverage we may employ, and will periodically review SIC Advisors’ services and fees as well as its portfolio management decisions and portfolio performance through their quarterly review of our portfolio and annual review of our investment advisory and administration agreements. In connection with these reviews, our independent directors will consider whether our fees and expenses (including those related to leverage) remain appropriate. As a result of this arrangement, SIC Advisors or its affiliates may from time to time have interests that differ from those of our stockholders, giving rise to a conflict.

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

SIC Advisors and members of its senior management and Investment Team and Investment Committee may serve as directors of, or in a similar capacity with, companies in which we invest, the securities of which are purchased or sold on our behalf. In the event that material nonpublic information is obtained with respect to such companies, we could be prohibited for a period of time from purchasing or selling the securities of such companies by law or otherwise, and this prohibition may have an adverse effect on us.

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

For U.S. federal income tax purposes, we are required to recognize taxable income in some circumstances in which we do not receive a corresponding payment in cash (such as deferred interest that is accrued as original issue discount) and to make distributions with respect to such income to maintain our status as a RIC. Under such circumstances, we may have difficulty meeting the annual distribution requirement necessary to obtain and maintain RIC tax treatment under the Code. This difficulty in making the required distribution may be amplified to the extent that we are required to pay an incentive fee with respect to such accrued income. As a result, we may have to sell some of our investments at times and/or at prices we would not consider advantageous, raise additional debt or equity capital, or forgo new investment opportunities for this purpose. If we are not able to obtain cash from other sources, we may fail to qualify for RIC tax treatment and thus become subject to corporate-level U.S. federal income tax. For additional discussion regarding the tax implications of being a RIC, see ‘‘Business - Taxation as a Regulated Investment Company.’’

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
We are prohibited under the 1940 Act from participating in certain transactions with certain of our affiliates without the prior approval of a majority of the independent directors and, in some cases, the SEC. Any person that owns, directly or indirectly, 5% or more of our outstanding voting securities will be our affiliate for purposes of the 1940 Act, and we will generally be prohibited from buying or selling any securities from or to such affiliate, absent the prior approval of our board of directors. The 1940 Act also prohibits certain ‘‘joint’’ transactions with certain of our affiliates, which in certain circumstances could include investments in the same portfolio company (whether at the same or different times to the extent the transaction involves jointness), without prior approval of our board of directors and, in some cases, the SEC. If a person acquires more than 25% of our voting securities, we will be prohibited from buying or selling any security from or to such person or certain of that person’s affiliates, or entering into prohibited joint transactions with such persons, absent the prior approval of the SEC. Similar restrictions limit our ability to transact business with our Advisor as well as our officers or directors or their affiliates. The SEC has interpreted the BDC regulations governing transactions with affiliates to prohibit certain ‘‘joint transactions’’ involving entities that share a common investment advisor. As a result of these restrictions, we may be prohibited from buying or selling any security (other than any security of which we are the issuer) from or to any portfolio company that is controlled by a fund managed by our Advisor or its respective affiliates without the prior approval of the SEC, which may limit the scope of investment opportunities that would otherwise be available to us.

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

The members of the senior management and Investment Teams and the Investment Committee of SIC Advisors serve or may serve as officers, directors or principals of entities that operate in the same or a related line of business as we do, or of investment funds managed by SIC Advisors or its affiliates. In serving in these multiple capacities, they may have obligations to other clients or investors in those entities, the fulfillment of which may not be in our best interests or in the best interest of our stockholders. For example, the personnel that comprise SIC Advisors’ Investment Team have management responsibilities for other investment funds, accounts or other investment vehicles managed by affiliates of SIC Advisors.

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

We have received an Exemptive Order from the SEC that permits us to co-invest with certain other investment funds managed by SIC Advisors or its affiliates, subject to the conditions included therein. In situations where we cannot co-invest with other investment funds managed by SIC Advisors or its affiliates, the investment policies and procedures of SIC Advisors generally require that such opportunities be offered to us and such other investment funds on an alternating basis. However, there can be no assurance that we will be able to participate in all investment opportunities that are suitable to us.

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

We do not seek to compete primarily based on the interest rates we offer, and we believe that some of our competitors make loans with interest rates that are comparable to or lower than the rates we offer. We may lose investment opportunities if we do not match our competitors’ pricing, terms, and structure criteria. If we are forced to match these criteria to make investments, we may not be able to achieve acceptable returns on our investments or may bear substantial risk of capital loss. A significant increase in the number and/or the size of our competitors in this target market could force us to accept less attractive investment terms. Furthermore, many of our competitors are not subject to the regulatory restrictions that the 1940 Act imposes on us as a BDC or the source of income, asset diversification and distribution requirements we must satisfy to maintain our RIC status. The competitive pressures we face may have a material adverse effect on our business, financial condition, results of operations, and cash flows. As a result of this competition, we may not be able to take advantage of attractive investment opportunities from time to time. Also, we may not be able to identify and make investments that are consistent with our investment objective.

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

As a result of the annual distribution requirement to qualify as a RIC, we may need to access the capital markets periodically to raise cash to fund new investments. We may issue ‘‘senior securities,’’ including borrowing money from banks or other financial institutions only in amounts such that our asset coverage, as defined in the 1940 Act, equals at least 200% after such incurrence or issuance. If we issue senior securities, we will be exposed to typical risks associated with leverage, including an increased risk of loss. Our ability to issue different types of securities is also limited. Compliance with these requirements may unfavorably limit our investment opportunities and reduce our ability in comparison to other companies to profit from favorable spreads between the rates at which we can borrow and the rates at which we can lend. As a BDC, we therefore intend to issue equity continuously at a rate more frequent than our privately owned competitors, which may lead to greater stockholder dilution.

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

As a BDC, we are generally not permitted to incur indebtedness unless immediately after such borrowing we have an asset coverage for total borrowings of at least 200% (i.e., the amount of debt may not exceed 50% of the value of our assets). Recent legislation, if passed, would modify this section of the 1940 Act and increase the amount of debt that BDCs may incur by modifying the percentage from 200% to 150%. As a result, we may be able to incur additional indebtedness in the future and therefore your risk of an investment in our securities may increase. We can make no assurance as to the ultimate outcome of this legislation.

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

•
Interest rates payable on original issue discount instruments, including payment-in-kind loans, or PIK loans, are higher because the deferred interest payments are discounted to reflect the time-value of money and because PIK instruments generally represent a significantly higher credit risk than coupon loans.

•
Original issue discount and PIK instruments may have unreliable valuations because the accruals require judgments about collectability of the deferred payments and the value of the associated collateral.

•
An election to defer PIK interest payments by adding them to the principal of such instruments increases the Company’s gross assets, which increases future base management fees, and, because interest payments will then be payable on a larger principal amount, the election also increases the Advisor’s future income incentive fees at a compounding rate.

•
Market prices of PIK instruments and other zero coupon instruments are affected to a greater extent by interest rate changes, and may be more volatile than instruments that pay interest periodically in cash. While PIK instruments are usually less volatile than zero coupon debt instruments, PIK instruments are generally more volatile than cash-pay securities.

•	The deferral of PIK interest on a loan increases its loan-to-value ratio, which is a measure of the riskiness of a loan.

•	Even if the conditions for income accrual under GAAP are satisfied, a borrower could still default when actual payment is due upon the maturity of such loan.

•
The required recognition of original issue discount, including PIK, interest for U.S. federal income tax purposes may have a negative impact on liquidity, because it represents a non-cash component of the Company’s investment company taxable income that must, nevertheless, be distributed in cash to investors to avoid it being subject to corporate-level taxation.

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

Following an initial investment in a portfolio company, provided that there are no restrictions imposed by the 1940 Act, we may make additional investments in that portfolio company as ‘‘follow-on’’ investments in order to: (1) increase or maintain in whole or in part our equity ownership percentage; (2) exercise warrants, options or convertible securities that were acquired in the original or subsequent financing; or (3) attempt to preserve or enhance the value of our initial investment.

We have the discretion to make any follow-on investments, subject to the availability of capital resources. We may elect not to make follow-on investments or otherwise lack sufficient funds to make those investments. Our failure to make follow-on investments may, in some circumstances, jeopardize the continued viability of a portfolio company and our initial investment, or may result in a missed opportunity for us to increase our participation in a successful operation. Even if we have sufficient capital to make a desired follow-on investment, we may elect not to make such follow-on investment because we may not want to increase our concentration of risk, because we prefer other opportunities, because we are inhibited by compliance with BDC requirements or because we desire to maintain our RIC status. We also may be restricted from making follow-on investments in certain portfolio companies to the extent that affiliates of ours hold interests in such companies.

Our ability to invest in public companies may be limited in certain circumstances.

To maintain our status as a BDC, we are not permitted to acquire any assets other than ‘‘qualifying assets’’ specified in the 1940 Act unless, at the time the acquisition is made, at least 70% of our total assets are qualifying assets (with certain limited exceptions). Subject to certain exceptions for follow-on investments and distressed companies, an investment in an issuer that has outstanding securities listed on a national securities exchange may be treated as qualifying assets only if such issuer has a market capitalization that is less than $250 million at the time of such investment. In addition, we may invest up to 30% of our portfolio in opportunistic investments which will be intended to diversify or complement the remainder of our portfolio and to enhance our returns to stockholders. These investments may include private equity investments, securities of public companies that are broadly traded and securities of non-U.S. companies. We expect that these public companies generally will have debt securities that are non-investment grade.

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

We may make or acquire loans or investments through participation agreements. A participation agreement typically results in a contractual relationship only with the counterparty to the participation agreement and not with the borrower. SIC Advisors has adopted best execution procedures and guidelines to mitigate credit and counterparty risk when we acquire a loan through a participation agreement. In investing through participations, we will generally not have a right to enforce compliance by the borrower with the terms of the loan agreement against the borrower, and we may not directly benefit from the collateral supporting the debt obligation in which it has purchased the participation. As a result, we will be exposed to the credit risk of both the borrower and the counterparty selling the participation. In the event of insolvency of the counterparty, we, by virtue of holding participation interests in the loan, may be treated as its general unsecured creditor. In addition, although we may have certain contractual rights under the loan participation that require the counterparty to obtain our consent prior to taking various actions relating to the loan, we cannot guarantee that the counterparty will seek such consent prior to taking various actions. Further, in investing through participation agreements, we may not be able to conduct the due diligence on the borrower or the quality of the loan with respect to which it is buying a participation that we would otherwise conduct if we were investing directly in the loan, which may result in us being exposed to greater credit or fraud risk with respect to the borrower or the loan than we expected when initially purchasing the participation. See ‘‘Risks Related to SIC Advisors and its Respective Affiliates — There are significant potential conflicts of interest that could affect our investment returns’’ above.

We have entered into total return swap agreements or other derivative transactions which expose us to certain risks, including market risk, liquidity risk and other risks similar to those associated with the use of leverage.

Our wholly-owned, special purpose financing subsidiary, Arbor, has entered into a TRS for a portfolio of senior secured assets with Citibank, N.A., or Citibank. See ‘‘Management’s Discussion and Analysis of Financial Condition and Results of Operations — Off-Balance Sheet Arrangements’’ for a more detailed discussion of the terms of the TRS between Arbor and Citibank.

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

In addition to customary events of default and termination events, the agreements governing the TRS with Citibank, which are collectively referred to herein as the TRS Agreement, contain the following termination events: (a) a failure to satisfy the portfolio criteria for at least 30 days; (b) a failure to post initial cash collateral or additional collateral as required by the TRS Agreement; (c) a default by Arbor or us with respect to indebtedness in an amount equal to or greater than the lesser of $10.0 million and 2% of our net asset value at such time; (d) a merger of Arbor or us meeting certain criteria; (e) either us or Arbor amending its constituent documents to alter our investment strategy in a manner that has or could reasonably be expected to have a material adverse effect; (f) SIC Advisors ceasing to be the investment manager of Arbor or having authority to enter into transactions under the TRS Agreement on behalf of Arbor, and not being replaced by an entity reasonably acceptable to Citibank; (g) SIC Advisors ceasing to be our investment adviser; (h) Arbor failing to comply with its investment strategies or restrictions to the extent such non-compliance has or could reasonably be expected to have a material adverse effect; (i) Arbor becoming liable in respect of any obligation for borrowed money, other than arising under the TRS Agreement; (j) our dissolution or liquidation; (k) there occurring, without the prior consent of Citibank, any material change to or departure from our policies or the policies of Arbor that may not be changed without the vote of our stockholders and that relates to Arbor’s performance of its obligations under the TRS Agreement; and (l) our violating certain provisions of the 1940 Act or our election to be regulated as a BDC under the 1940 Act being revoked or withdrawn.

In addition to the rights of Citibank to terminate the TRS following an event of default or termination event as described above, Citibank may terminate the TRS on or after the second anniversary of the effective date of the TRS. SIC Advisors may terminate the TRS on behalf of Arbor at any time upon providing 10 days prior notice to Citibank. Any termination by SIC Advisors on behalf of Arbor prior to the second anniversary of the effective date of the TRS will result in payment of an early termination fee to Citibank. Under the terms of the TRS, the early termination fee will equal the present value of the following two cash flows: (a) interest payments at a rate equal to 1.65% based on 70% of the maximum notional amount of $300,000,000, payable from the later of the first anniversary of the effective date of the TRS or the termination date until the second anniversary of the effective date of the TRS and (b) interest payments at a rate equal to 0.15% based on the maximum notional amount of $300,000,000, payable from the later of the first anniversary of the effective date of the TRS or the termination date until the second anniversary of the effective date of the TRS. Other than during the first 365 days and the last 60 days of the term of the TRS, Arbor is required to pay a minimum usage fee of 1.65% on the amount equal to 85% of the average daily unused portion of the maximum amount permitted under the TRS. Arbor will also pay Citibank customary fees in connection with the establishment and maintenance of the TRS.

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

In addition, because a TRS is a form of synthetic leverage, such arrangements are subject to risks similar to those associated with the use of leverage. See ‘‘— Risks Relating to Debt Financing’’ below.

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
Risks Relating to Debt Financing
At December 31, 2016, we had $385.7 million of outstanding indebtedness under the senior secured syndicated revolving credit facility with ING Capital LLC (the "ING Credit Facility") and a revolving credit facility with JP Morgan Chase through Alpine Funding LLC ("Alpine"), our wholly-owned special purpose financing subsidiary (the "Alpine Credit Facility") (such credit facilities, collectively referred to as the “Credit Facilities”).
Illustration. The following table illustrates the effect of leverage on returns from an investment in our common stock assuming various annual returns, net of expenses. The calculations in the table below are hypothetical and actual returns may be higher or lower than those appearing below. The calculation assumes (i) $1,183.7 million in total assets, (ii) a weighted average cost of funds of 3.8%, (iii) $390.0 million in debt outstanding and (iv) $773.1 million in stockholders’ equity. In order to compute the “Corresponding return to stockholders,” the “Assumed Return on Our Portfolio (net of expenses)” is multiplied by the assumed total assets to obtain an assumed return to us. From this amount, the interest expense is calculated by multiplying the assumed weighted average cost of funds times the assumed debt outstanding, and the product is subtracted from the assumed return to us in order to determine the return available to stockholders. The return available to stockholders is then divided by our stockholders’ equity to determine the “Corresponding return to stockholders.” Actual interest payments may be different.

Assumed Return on Our Portfolio (net of expenses)	(10)%	(5)%	0%	5%	10%
Corresponding return to stockholders(1)	(17.2)%	(9.6)%	(1.9)%	5.7%	13.4%
 ____________________________

(1)	In order for us to cover our annual interest payments on indebtedness, we must achieve annual returns on our December 31, 2016 total assets of at least 1.9%.
In addition, we have entered into a total return swap with Citi which provides us with exposure to a portfolio of loans with a maximum aggregate market value of $300.0 million. See “Risk Factors — Risks Related to Our Investments — We have entered into total return swap agreements or other derivative transactions which expose us to certain risks, including market risk, liquidity risk and other risks similar to those associated with the use of leverage.”

Because we use borrowed funds to make investments or fund our business operations, we are exposed to risks typically associated with leverage which increase the risk of investing in us.

We intend to borrow funds through draws from our ING Credit Facility to leverage our capital structure, which is generally considered a speculative investment technique. As a result:

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

•	the ING Credit Facility is subject to periodic renewal by our lenders, whose continued participation cannot be guaranteed;

•	the ING Credit Facility contains covenants restricting our operating flexibility; and

•	we, and indirectly our stockholders, bear the cost of issuing and paying interest or dividends on such securities.

Covenants in the Credit Facilities may restrict our financial and operating flexibility.

We maintain the ING Credit Facility with certain lenders party thereto from time to time and ING Capital LLC, as administrative agent, and a the Alpine Credit Facility. The Credit Facilities are secured by substantially all of our assets, subject to certain exclusions. Availability of loans under the Credit Facilities are linked to the valuation of the collateral pursuant to a borrowing base mechanism. Borrowings under the Credit Facilities are subject to, among other things, a minimum borrowing/collateral base. Substantially all of our assets are pledged as collateral under the Credit Facilities. The Credit Facilities require us to, among other things (i) make representations and warranties regarding the collateral as well as our business and operations, (ii) agree to certain indemnification obligations, and (iii) agree to comply with various affirmative and negative covenants. The documents for each of the Credit Facilities also include default provisions such as the failure to make timely payments under the Credit Facilities, as the case may be, the occurrence of a change in control, and our failure to materially perform under the operative agreements governing the Credit Facilities, which, if not complied with, could accelerate repayment under the Credit Facilities, thereby materially and adversely affecting our liquidity, financial condition and results of operations.

As a result of such covenants and restrictions in the Credit Facilities, we will be limited in how we conduct our business and we may be unable to raise additional debt or equity financing to take advantage of new business opportunities. In addition, our ability to satisfy the financial requirements required by the Credit Facilities can be affected by events beyond our control and we cannot assure you that we will meet these requirements. We cannot assure you that we will be able to maintain compliance with these covenants in the future and, if we fail to do so, we may be in default under the Credit Facilities, and we may be prohibited from undertaking actions that are necessary or desirable to maintain and expand our business.

Default under the Credit Facilities could allow the lender(s) to declare all amounts outstanding to be immediately due and payable. If the lender(s) declare amounts outstanding under the Credit Facilities to be due, the lender(s) could proceed against the assets pledged to secure the debt under the Credit Facilities. Any event of default, therefore, could have a material adverse effect on our business if the lender(s) determine to exercise their rights.

Because we use debt to finance our investments, changes in interest rates will affect our cost of capital and net investment income.

Because we borrow money to make investments, our net investment income will depend, in part, upon the difference between the rate at which we borrow funds and the rate at which we invest those funds. As a result, we can offer no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income in the event we use our existing debt to finance our investments. In periods of rising interest rates, our cost of funds will increase to the extent we access the ING Credit Facility, since the interest rate on the ING Credit Facility is floating, which could reduce our net investment income to the extent any debt investments have fixed interest rates. We expect that our long-term fixed-rate investments will be financed primarily with issuances of equity and long-term debt securities. We may use interest rate risk management techniques in an effort to limit our exposure to interest rate fluctuations. Such techniques may include various interest rate hedging activities to the extent permitted by the 1940 Act.

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

The purchase price at which investors purchase shares of our common stock will be determined at each weekly closing date to ensure that the sales price is equal to or greater than the net asset value of our shares, after deducting selling commissions and dealer manager fees. As a result, an investor's purchase price may be higher than the prior subscription closing price per share, and therefore you may receive a smaller number of shares than if an investor had subscribed at the prior subscription closing price.

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

If we are unable to raise substantial funds in our ongoing, continuous ‘‘best efforts’’ offering, we will be limited in the number and type of investments we may make, and the value of your investment in us may be reduced in the event our assets under-perform.

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

Our shares are illiquid investments for which there is not a secondary market nor is it expected that any will develop in the future. A future liquidity event could include: (i) a listing of our shares on a national securities exchange; (ii) a merger or another transaction approved by our board of directors in which our stockholders will receive cash or shares of a listed company; or (iii) a sale of all or substantially all of our assets either on a complete portfolio basis or individually followed by a liquidation. Certain types of liquidity events, such as a listing, would allow us to retain our investment portfolio intact while providing our stockholders with access to a trading market for their securities. Provided we offer Class T shares, a Class T share will convert into a Class A share upon the earliest of (i) a Class T share reaching the applicable Sales Charge Cap, (ii) our dealer manager advising us that the aggregate underwriting compensation payable from all sources (determined in accordance with applicable FINRA rules) would be in excess of 10% of the gross proceeds of our offering and (iii) a liquidity event.

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

Also, since a portion of the public offering price from the sale of shares in our offering will be used to pay expenses and fees, the full offering price paid by the stockholders will not be invested in portfolio companies. As a result, you may not receive a return of all of your invested capital. If we do not successfully complete a liquidity event, liquidity for an investor’s shares will be limited to participation in our share repurchase program. In addition, any shares repurchased pursuant to our share repurchase program may be purchased at a price which may reflect a discount from the purchase price stockholders paid for the shares being repurchased and Class T shares may be subject to a contingent deferred sales charge. See ‘‘Share Repurchase Program’’, in Note 13 to our consolidated financial statements, for a detailed description of our proposed share repurchase program.

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

Our offering does not include an offering of preferred stock. However, under the terms of our articles of incorporation, our board of directors is authorized to issue shares of preferred stock in one or more series without stockholder approval, which could potentially adversely affect the interests of existing stockholders. In the event we issue preferred stock, the relevant prospectus will be supplemented accordingly; however, doing so would not require a stockholder vote, unless we seek to issue preferred stock that is convertible into our common stock.

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

Certain provisions of the Maryland Corporation Law could deter takeover attempts.

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

In the event of a material decline in our net asset value per share, which we consider to be a 2.5% decrease below our current net offering price, and subject to certain conditions, we will reduce our offering price accordingly. Therefore, the net proceeds per share, net of all sales load, from a new investor may be in excess of the then current net asset value per share. Also, we will file a supplement to any relevant prospectus with the SEC or amend our registration statement if our net asset value per share: (i) declines more than 10% from the net asset value per share as of the effective date of the relevant registration statement or (ii) increases to an amount that is greater than the net proceeds per share as stated in the prospectus.

U.S. Federal Income Tax Risks

We will be subject to corporate-level U.S. federal income tax if we are unable to qualify for the tax treatment applicable to RICs under Subchapter M of the Code or to satisfy RIC distribution requirements.

To maintain RIC tax treatment under the Code, we must meet the following minimum annual distribution, income source and asset diversification requirements. See ‘‘Business - Taxation as a Regulated Investment Company.’’

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

The income source requirement will be satisfied if we obtain at least 90% of our income for each year from dividends, interest, gains from the sale of stock or securities, or similar sources. The asset diversification requirement will be satisfied if we meet certain asset diversification requirements at the end of each quarter of our taxable year. To satisfy this requirement, at least 50% of the value of our assets must consist of cash, cash equivalents, U.S. Government securities, securities of other RICs, and other acceptable securities; and no more than 25% of the value of our assets can be invested in the securities, other than U.S. government securities or securities of other RICs, of one issuer, of two or more issuers that are controlled, as determined under applicable Code rules, by us and that are engaged in the same or similar or related trades or businesses or of certain ‘‘qualified publicly traded partnerships.’’ Failure to meet these requirements may result in our having to dispose of certain investments quickly in order to prevent the loss of RIC status. Because most of our investments will be in private companies, and therefore will be relatively illiquid, any such dispositions could be made at disadvantageous prices and could result in substantial losses.

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

If we do not qualify as a ‘‘publicly offered regulated investment company,’’ as defined in the Code, you will be taxed as though you received a distribution of some of our expenses.

A ‘‘publicly offered regulated investment company’’ is a RIC whose shares are either (i) continuously offered pursuant to a public offering, (ii) regularly traded on an established securities market or (iii) held by at least 500 persons at all times during the taxable year. If we are not a publicly offered RIC for any period, a non-corporate stockholder’s allocable portion of our affected expenses, including our management fees, will be treated as an additional distribution to the stockholder and will be deductible by such stockholder only to the extent permitted under the limitations described below. For non-corporate stockholders, including individuals, trusts, and estates, significant limitations generally apply to the deductibility of certain expenses of a non-publicly offered RIC, including advisory fees. In particular, these expenses, referred to as miscellaneous itemized deductions, are deductible to an individual only to the extent they exceed 2% of such a stockholder’s adjusted gross income, and are not deductible for alternative minimum tax purposes. While we anticipate that we will constitute a publicly offered RIC after our first tax year, there can be no assurance that we will in fact so qualify for any of our taxable years.

We may have difficulty paying our required distributions if we recognize income before or without receiving cash representing such income.

For U.S. federal income tax purposes, we may be required to recognize taxable income in circumstances in which we do not receive a corresponding payment in cash. For example, if we hold debt obligations that are treated under applicable tax rules as having original issue discount (such as debt instruments with PIK, interest or, in certain cases, increasing interest rates or debt instruments that were issued with warrants), we must include in income each year a portion of the original issue discount that accrues over the life of the obligation, regardless of whether cash representing such income is received by us in the same taxable year. We may also have to include in income other amounts that we have not yet received in cash, such as deferred loan origination fees that are paid after origination of the loan or are paid in non-cash compensation such as warrants or stock. Furthermore, we may invest in non-U.S. corporations (or other non-U.S. entities treated as corporations for U.S. federal income tax purposes) that could be treated under the Code and U.S. Treasury regulations as ‘‘passive foreign investment companies’’ and/or ‘‘controlled foreign corporations.’’ The rules relating to investment in these types of non-U.S. entities are designed to ensure that U.S. taxpayers are either, in effect, taxed currently (or on an accelerated basis with respect to corporate level events) or taxed at increased tax rates at distribution or disposition. In certain circumstances this could require us to recognize income where we do not receive a corresponding payment in cash. We anticipate that a portion of our income may constitute original issue discount or other income required to be included in taxable income prior to receipt of cash. Further, we may elect to amortize market discounts and include such amounts in our taxable income in the current year, instead of upon disposition, as an election not to do so would limit our ability to deduct interest expenses for tax purposes.

Because any original issue discount or other amounts accrued will be included in our investment company taxable income for the year of the accrual, we may be required to make a distribution to our stockholders in order to satisfy the annual distribution requirement, even if we will not have received any corresponding cash amount. As a result, we may have difficulty meeting the tax requirement to distribute at least 90% of our net ordinary income and realized net short-term capital gains in excess of realized net long-term capital losses, if any, to maintain RIC tax treatment under the Code. We may have to sell some of our investments at times and/or at prices we would not consider advantageous, raise additional debt or equity capital, make a partial share distribution, or forgo new investment opportunities for this purpose. If we are not able to obtain cash from other sources, and choose not to make a qualifying share distribution, we may fail to qualify for RIC tax treatment and thus become subject to corporate-level U.S. federal income tax. See ‘‘Tax Matters.’’

Item 1B. Unresolved Staff Comments
None.

Item 2.    Properties
We do not own any real estate or other physical properties materially important to our operation. Our headquarters are currently located at 280 Park Avenue, 6th Floor East, New York, NY 10017. Our administrator furnishes us office space and we reimburse it for such costs on an allocated basis.

Item 3.    Legal Proceedings
There are no material pending legal proceedings to which we or any of our subsidiaries are a party or of which any of our property or any of our subsidiaries' property is the subject.

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
As of March 6, 2017, we are offering our shares on a continuous basis at an offering price of $9.05 per share; however, to the extent that our net asset value increases, we intend to sell at a price necessary to ensure that shares are not sold at a price per share, after deduction of selling commissions and dealer manager fees, that is below our net asset value per share. In the event of a material decline in our net asset value per share, which we consider to be a 2.5% decrease below our current net offering price, and subject to certain conditions, we will reduce our offering price accordingly. Therefore, persons who tender subscriptions for our shares in our offering must submit subscriptions for a certain dollar amount, rather than a number of our shares and, as a result, may receive fractional shares.
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
Set forth below is a chart describing the classes of our securities outstanding as of March 6, 2017:

Title of Class	Amount Authorized	Amount Held by Us or for Our Account	Amount Outstanding
Common Stock	250,000,000	—	95,838,652
As of March 6, 2017, we had 20,300 record holders of our common stock.
Distributions
Our dividends, if any, are determined by the board of directors. We have elected to be treated as a RIC under Subchapter M of the Code. To maintain RIC tax treatment, we must, among others things, distribute at least 90% of our net ordinary income and net short-term capital gains in excess of net long-term capital losses, if any, to our stockholders. In order to avoid certain excise taxes imposed on RICs, we currently intend to distribute during each calendar year an amount at least equal to the sum of: (i) 98% of our ordinary income for the calendar year, (ii) 98.2% of our capital gains in excess of capital losses for the one-year period generally ending on October 31 of the calendar year (unless an election is made by us to use our taxable year) and (iii) any ordinary income and net capital gains for preceding years that were not distributed during such years and on which we paid no U.S. federal income tax.
The following table reflects the cash distributions per share that the Company has declared or paid to its stockholders subsequent to December 31, 2016 and for the years ended December 31, 2016 and 2015. Stockholders of record as of each respective record date were entitled to receive the distribution. As of March 6, 2017, these distributions represent an annualized yield of 7.07% based on our offering price of $9.05 per share:

Record Date	Payment Date	Amount per share
January 15 and 30, 2015	January 30, 2015	$0.03333
February 13 and 27, 2015	February 27, 2015	0.03333
March 13 and 31, 2015	March 31, 2015	0.03333
April 15 and 30, 2015	April 30, 2015	0.03333
May 15 and 29, 2015	May 29, 2015	0.03333
June 15 and 30, 2015	June 30, 2015	0.03333
July 15 and 31, 2015	July 31, 2015	0.03333
August 14 and 31, 2015	August 31, 2015	0.03333
September 15 and 30, 2015	September 30, 2015	0.03333
October 15 and 30, 2015	October 30, 2015	0.03333
November 13 and 30, 2015	November 30, 2015	0.03333
December 15 and 31, 2015	December 31, 2015	0.03333
January 15 and 29, 2016	January 29, 2016	0.03333
February 12 and 29, 2016	February 29, 2016	0.03333
March 15 and 31, 2016	March 31, 2016	0.03333
April 15 and 29, 2016	April 29, 2016	0.03333
May 13 and 31, 2016	May 31, 2016	0.03333
June 15 and 30, 2016	June 30, 2016	0.03333
July 15 and 29, 2016	July 29, 2016	0.03333
August 15 and 31, 2016	August 31, 2016	0.03333
September 15 and 30, 2016	September 30, 2016	0.03333
October 14 and 31, 2016	October 31, 2016	0.02667
November 15 and 30, 2016	November 30, 2016	0.02667
December 15 and 31, 2016	December 31, 2016	0.02667
January 13 and 31, 2017	January 31, 2017	0.02667
February 15 and 28, 2017	February 28, 2017	0.02667
March 15 and 31, 2017	March 31, 2017	0.02667
From time to time, but not less than quarterly, we will review our accounts to determine whether distributions to our stockholders are appropriate. We may in the future fund our cash distributions to stockholders from any sources of funds available to us, including offering proceeds and borrowings. We have not established limits on the amount of funds we may use from available sources to make distributions. SIC Advisors has no obligation to make expense support payments pursuant to the Expense Support and Reimbursement Agreement after December 31, 2016, the date on which such agreement expired.
The following table reflects, for U.S. Federal Income tax purposes, the sources of the cash distributions that the Company has paid on its common stock during the years ended December 31, 2016, 2015 and 2014:

			Years Ended December 31,
	2016		2015		2014
Source of Distribution	Distribution Amount(1)	Percentage	Distribution Amount	Percentage	Distribution Amount	Percentage
Net investment income	$68,596,940	100.0%	$40,302,852	70.9%	$20,880,983	72.5%
Net realized gain	—	—	441,052	0.8	1,192,159	4.2
Return of capital (other)	—	—	16,060,726	28.3	6,719,353	23.3
Distributions on a tax basis:	$68,596,940	100.0%	$56,804,630	100.0%	$28,792,495	100.0%
We have adopted an “opt in” distribution reinvestment plan pursuant to which our common stockholders may elect to have the full amount of any cash distributions reinvested in additional shares of our common stock. As a result, if we declare a cash dividend or other distribution, each stockholder that has “opted in” to our dividend reinvestment plan will have their distributions automatically reinvested in additional shares of our common stock rather than receiving cash distributions. Stockholders who receive distributions in the form of shares of common stock will be subject to the same federal, state and local tax consequences as if they received cash distributions.

Sales of Unregistered Securities
None.
Issuer Purchases of Equity Securities
In June 2013, we commenced a share repurchase program pursuant to which it intends to conduct quarterly share repurchases of up to 2.5% of the weighted average number of outstanding shares of our common stock in the prior four calendar quarters or 10% of the weighted average number of outstanding shares in the prior 12-month period. The purpose of the share repurchase program is to allow stockholders to sell their shares back to us at a price equal to the most recently disclosed net asset value per share of our common stock immediately prior to the date of repurchase. Shares will be purchased from stockholders participating in the program on a pro rata basis. Unless our board of directors determines otherwise, the number of shares to be repurchased during any calendar year will be limited to the proceeds received in association with the sale of shares of common stock under the distribution reinvestment plan.
The table below provides information concerning our repurchases of shares of our common stock during the quarter ended December 31, 2016 pursuant to our share repurchase program:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plan or Program
October 1 to December 31, 2016	1,081,335	$8.14	1,077,352	—	(2)
Total	1,081,335	$8.14	1,077,352	—	(2)
 _______________________

(1)
"Total Number of Shares Purchased" includes repurchases of shares of common stock from certain shareholders due to death. During the three months ended December 31, 2016, the Company repurchased 3,983 shares common stock from certain shareholders due to death. See Note 13 to our consolidated financial statements for more information.

(2)	A description of the maximum number of shares that may be purchased under our share repurchase program is included in the narrative preceding this table.

Item 6.    Selected Financial Data
The following selected consolidated financial data for the years ended December 31, 2016, 2015, 2014, 2013 and for the period from April 17, 2012 (commencement of operations) to December 31, 2012 is derived from our consolidated financial statements, which have been audited by Ernst & Young LLP, our independent registered public accounting firm. The data should be read in conjunction with our consolidated financial statements and related notes thereto and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this annual report on Form 10-K.

	As of and for the years ended December 31,				For the Period from April 17, 2012 (commencement of operations) through December 31,
	2016	2015	2014	2013	2012
Statement of Operations data:
Total investment income	$99,780,496	$85,639,700	$39,391,455	$8,007,002	$1,235,116
Base management fees	19,928,802	17,234,293	8,976,657	1,906,386	319,530
Incentive fee	9,281,479	4,434,352	(183,617)	182,989	628
All other expenses - Net of expense reimbursement	10,605,743	17,470,552	11,032,000	574,082	424,926
Net investment income	59,964,472	46,500,503	19,566,415	5,343,545	490,032
Unrealized appreciation/(depreciation) on total investments	22,484,721	(67,923,168)	(12,525,678)	839,817	(19,160)
Net realized gain/(loss) on total investments	(13,120,398)	11,309,852	7,011,513	97,424	22,298
Net increase/(decrease) in net assets resulting from operations	69,328,795	(10,112,813)	14,052,250	6,280,786	493,170
Per share data:(1)
Net asset value per common share at year end	$8.17	$8.16	$8.97	$9.18	$8.96
Net investment income	0.66	0.66	0.55	0.72	0.21
Net realized gains/(losses) on total investments	(0.15)	0.16	0.20	0.01	0.01
Net unrealized appreciation/(depreciation) on total investments	0.25	(0.96)	(0.35)	0.12	(0.01)
Net increase/decrease in net assets resulting from operations	0.77	(0.14)	0.40	0.85	0.48
Dividends declared (2)	0.76	0.80	0.80	0.80	0.40
Issuance of common stock above net asset value (3)	0.01	0.13	0.19	0.17	—
Balance Sheet data at year end:
Total investment portfolio at fair value	$983,144,322	$907,362,444	$616,915,093	$137,801,537	$30,580,211
Cash collateral on total return swap	79,620,942	77,029,970	56,877,928	6,706,159	—
Total investments	1,062,765,264	984,392,414	673,793,021	144,507,696	30,580,211
Cash and cash equivalents	99,400,794	93,658,142	65,749,154	34,939,948	6,651,767
Other assets	21,565,190	19,895,635	16,523,457	6,759,194	1,608,400
Total assets	1,183,731,248	1,097,946,191	756,065,632	186,206,838	38,840,378
Total liabilities	410,618,161	420,582,689	266,870,037	32,054,426	18,217,396
Total net assets	773,113,087	677,363,502	489,195,595	154,152,412	20,622,982
Other data (unaudited):
Weighted average yield on total investments (4)	10.4%	11.5%	10.8%	10.0%	11.0%
Number of companies in investment portfolio at year end	99	89	73	49	34
_______________________

(1)
The per share data was derived by using the weighted average shares outstanding during the years ended December 31, 2016, 2015, 2014, 2013, and the period from April 17, 2012 (commencement of operations) through Decmeber 31, 2012, which were 90,424,090, 76,648,292, 35,425,825, 7,426,660 and 1,452,160, respectively

(2)	The per share data for dividends reflects the actual amount of dividends paid per share during the applicable period.

(3)
Shares issued under the dividend reinvestment plan as well as the continuance issuance of shares of common stock may cause an incremental increase/decrease in net asset value per share due to the effect of issuing shares at amounts that differ from the prevailing net asset value at each issuance.

(4)	The weighted average yield represents amortized total investments yield to maturity including the yield of cash collateral on the total return swap.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis should be read in conjunction with our financial statements and related notes and other financial information appearing elsewhere in this annual report on Form 10-K.
Except as otherwise specified, references to “we,” “us,” “our,” or the “Company,” refers to Sierra Income Corporation. “SIC Advisors” or “Adviser” refers to SIC Advisors LLC, our investment adviser. SIC Advisors is a majority owned subsidiary of Medley LLC, which is controlled by Medley Management Inc., a publicly traded asset management firm, which in turn is controlled by Medley Group LLC, an entity wholly-owned by the senior professionals of Medley LLC. “Medley” refers, collectively, to the activities and operations of Medley Capital LLC, Medley LLC, Medley Management Inc., Medley Group LLC, SIC Advisors, associated investment funds and their respective affiliates.
Some of the statements in this annual report on Form 10-K constitute forward-looking statements, which relate to future events or our performance or financial condition. The forward-looking statements contained in this annual report on Form 10-K involve risks and uncertainties, including, but not limited to, statements as to:

•	our future operating results;

•	our business prospects and the prospects of our portfolio companies;

•	changes in the economy;

•	risks associated with possible disruptions in our operations or the economy generally;

•	the effect of investments that we expect to make;

•	our contractual arrangements and relationships with third parties;

•	actual and potential conflicts of interest with SIC Advisors and its affiliates;

•	the dependence of our future success on the general economy and its effect on the industries in which we invest;

•	the ability of our portfolio companies to achieve their objectives;

•	the use of borrowed money to finance a portion of our investments;

•	the adequacy of our financing sources and working capital;

•	the timing of cash flows, if any, from the operations of our portfolio companies;

•	the ability of SIC Advisors to locate suitable investments for us and to monitor and administer our investments;

•	the ability of SIC Advisors and its affiliates to attract and retain highly talented professionals;

•	our ability to maintain our qualification as a RIC and as a BDC; and

•	the effect of changes in laws or regulations affecting our operations.

Such forward-looking statements may include statements preceded by, followed by or that otherwise include the words “trend,” “opportunity,” “pipeline,” “believe,” “comfortable,” “expect,” “anticipate,” “current,” “intention,” “estimate,” “position,” “assume,” “potential,” “outlook,” “continue,” “remain,” “maintain,” “sustain,” “seek,” “achieve,” and similar expressions, or future or conditional verbs such as “will,” “would,” “should,” “could,” “may,” or similar expressions. The forward-looking statements contained in this quarterly report involve risks and uncertainties. Our actual results could differ materially from those implied or expressed in the forward-looking statements for any reason, including the factors set forth in “Risk Factors” in Item 1A of Part 1 of this annual report on Form 10-K.
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
Portfolio and Investment Activity
As of December 31, 2016, our investment portfolio consisted of investments in 99 portfolio companies with a fair value of $983.1 million, and was comprised of 50.2% senior secured first lien term loans, 26.4% senior secured second lien term loans, 7.3% senior secured first lien notes, 6.2% Sierra Senior Loan Strategy JV I LLC, 5.6% subordinated notes, and 4.3% warrants and equity.
As of December 31, 2015, our investment portfolio consisted of investments in 89 portfolio companies with a fair value of $907.4 million, and was comprised of 56.1% senior secured first lien term loans, 31.4% senior secured second lien term loans, 7.5% senior secured first lien notes, 3.6% Sierra Senior Loan Strategy JV I LLC and 1.4% warrants and equity.
As of December 31, 2016, our income-bearing investment portfolio, which represented 97.8% of our total portfolio, had a weighted average yield based upon the cost of our portfolio investments of approximately 9.3%, and 11.0% of our income-bearing portfolio bore interest based on fixed rates, and 89.0% of our income-bearing portfolio bore interest on floating rates, such as LIBOR.
As of December 31, 2015, our income-bearing investment portfolio, which represented 95.1% of our total portfolio, had a weighted average yield based upon the cost of our portfolio investments of approximately 9.4%, and 12.9% of our income-bearing portfolio bore interest based on fixed rates, and 87.1% of our income-bearing portfolio bore interest on floating rates, such as LIBOR.
For the year ended December 31, 2016, we invested $268.7 of principal in directly originated transactions across 45 portfolio companies and $70.6 million of principal in syndicated transactions across 14 portfolio companies. As of December 31, 2016, the investment portfolio was comprised of $885.4 million of principal in directly originated transactions across 71 portfolio companies and $149.1 million of principal in syndicated transactions across 28 portfolio companies.
The following table shows the amortized cost and the fair value of our investment portfolio, not including cash and cash equivalents, as of December 31, 2016:

	Amortized Cost	Percentage	Fair Value	Percentage
Senior secured first lien term loans	$515,753,491	50.2%	$493,340,277	50.2%
Senior secured first lien notes	72,767,547	7.1	71,970,598	7.3
Senior secured second lien term loans	275,915,932	26.9	260,008,735	26.4
Subordinated notes	53,041,209	5.2	55,185,590	5.6
Sierra Senior Loan Strategy JV I LLC	60,785,000	5.9	60,496,647	6.2
Warrants/equity	48,219,259	4.7	42,142,475	4.3
Total	$1,026,482,438	100.0%	$983,144,322	100.0%

For the year ended December 31, 2015, we invested $493.9 million of principal in directly originated transactions across 34 portfolio companies and $31.0 million of principal in syndicated transactions across 5 portfolio companies. As of December 31, 2015, the investment portfolio was comprised of $830.4 million of principal in directly originated transactions across 66 portfolio companies and $124.6 million of principal in syndicated transactions across 23 portfolio companies.

The following table shows the amortized cost and the fair value of our investment portfolio, not including cash and cash equivalents, as of December 31, 2015:

	Amortized Cost	Percentage	Fair Value	Percentage
Senior secured first lien term loans	$538,120,165	56.1%	$514,638,093	56.7%
Senior secured second lien term loans	300,961,738	31.4	278,645,462	30.7
Senior secured first lien notes	72,512,631	7.5	66,472,862	7.3
Senior secured second lien notes	34,272,500	3.6	34,362,191	3.8
Warrants/Equity	13,545,553	1.4	13,243,836	1.5
Total	$959,412,587	100.0%	$907,362,444	100.0%
The following table shows weighted average current yield to maturity, including the yield of cash collateral on total return swap, based on fair value at December 31, 2016 and 2015:

	2016		2015
	Percentage of Total Investments	Weighted Average Current Yield for Total Investments	Percentage of Total Investments	Weighted Average Current Yield for Total Investments
Senior secured first lien term loans	48.1%	9.5%	55.0%	11.1%
Senior secured first lien notes	7.0	8.8	32.4	13.3
Senior secured second lien term loans	25.3	10.7	7.3	11.9
Subordinated notes	5.4	17.0	—	—
Sierra Senior Loan Strategy JV I LLC	5.9	10.3	3.8	5.4
Warrants/Equity	8.3	12.5	1.5	13.6
Total	100.0%	10.4%	100.0%	11.5%

The following table shows the portfolio composition by industry grouping, including the TRS underlying loans, based on fair value at December 31, 2016:

	Investments at Fair Value(1)	Percentage of Total Portfolio(1)	Value of TRS Underlying Loans	Percentage of TRS Underlying Loans	Total Investments at Fair Value including the value of TRS Underlying Loans	Percentage of Total Portfolio Including the value of TRS Underlying Loans
Services: Business	$149,451,149	15.2%	$23,571,092	11.0%	$173,022,241	14.5%
Multi-Sector Holdings	130,182,237	13.3	—	—	130,182,237	10.9
Banking, Finance, Insurance & Real Estate	72,938,844	7.4	20,713,321.0	9.7	93,652,165	7.8
Hotel, Gaming & Leisure	69,640,838	7.1	19,867,696	9.3	89,508,534	7.5
Healthcare & Pharmaceuticals	69,382,893	7.1	13,393,023	6.3	82,775,916	6.9
Aerospace & Defense	70,126,640	7.1	4,656,652	2.2	74,783,292	6.2
Retail	61,292,231	6.2	11,005,219	5.2	72,297,450	6.0
Construction & Building	58,267,425	5.9	2,999,433	1.4	61,266,858	5.1
Transportation: Cargo	28,493,057	2.9	13,276,638.0	6.2	41,769,695	3.5
High Tech Industries	25,888,925	2.6	15,474,967	7.2	41,363,892	3.5
Energy: Oil & Gas	33,048,939	3.4	7,413,640	3.5	40,462,579	3.4
Telecommunications	37,580,414	3.8	2,487,500.0	1.2	40,067,914	3.3
Media: Advertising, Printing & Publishing	19,306,587	2.0	12,000,704.0	5.6	31,307,291	2.6
Capital Equipment	12,088,629	1.2	16,029,467	7.5	28,118,096	2.4
Wholesale	21,660,294	2.2	4,976,467	2.3	26,636,761	2.2
Automotive	24,222,630	2.5	—	—	24,222,630	2.0
Beverage & Food	19,282,080	2.0	2,912,490	1.4	22,194,570	1.9
Media: Diversified & Production	15,733,786	1.6	4,925,156.0	2.3	20,658,942	1.7
Metals & Mining	20,518,139	2.1	—	—	20,518,139	1.7
Media: Broadcasting & Subscription	15,830,499	1.6	4,618,688	2.2	20,449,187	1.7
Chemicals, Plastics & Rubber	15,726,190	1.6	—	—	15,726,190	1.3
Services: Consumer	5,201,522	0.5	8,838,651.0	4.1	14,040,173	1.2
Containers, Packaging & Glass	—	—	10,642,499.0	5.0	10,642,499	0.9
Transportation: Consumer	7,280,374	0.7	—	—	7,280,374	0.6
Energy: Electricity	—	—	5,564,390.0	2.6	5,564,390	0.5
Consumer goods: Non-Durable	—	—	5,091,975.0	2.4	5,091,975	0.4
Utilities: Electric	—	—	3,033,750.0	1.4	3,033,750	0.3
Total	$983,144,322	100.0%	$213,493,418	100.0%	$1,196,637,740	100.0%
_______________________

(1)	Does not include TRS underlying loans

The following table shows the portfolio composition by industry grouping, including the TRS underlying loans, based on fair value at December 31, 2015:

	Investments at Fair Value(1)	Percentage of Total Portfolio(1)	Value of TRS Underlying Loans	Percentage of TRS Underlying Loans	Total Investments at Fair Value including the value of TRS Underlying Loans	Percentage of Total Portfolio Including the value of TRS Underlying Loans
Services: Business	$158,521,476	17.5%	$15,194,373	8.5%	$173,715,849	15.9%
Hotel, Gaming & Leisure	75,913,663	8.4	29,906,528	16.6	105,820,191	9.7
Automobile	88,543,148	9.8	—	—	88,543,148	8.2
High Tech Industries	66,253,186	7.3	16,948,017	9.5	83,201,203	7.7
Banking, Finance, Insurance & Real Estate	67,384,528	7.4	8,315,423	4.7	75,699,951	7.0
Construction & Building	57,914,053	6.4	3,205,125	1.8	61,119,178	5.6
Retail	57,645,912	6.3	3,376,088	1.9	61,022,000	5.6
Aerospace & Defense	51,868,704	5.7	4,597,884	2.6	56,466,588	5.2
Healthcare & Pharmaceuticals	46,118,747	5.1	—	—	46,118,747	4.2
Media: Advertising, Printing & Publishing	24,572,808	2.7	20,326,577	11.4	44,899,385	4.1
Telecommunications	30,687,067	3.4	8,080,376	4.5	38,767,443	3.6
Multi-Sector Holdings	34,362,191	3.8	—	—	34,362,191	3.2
Wholesale	33,495,926	3.7	—	—	33,495,926	3.1
Capital Equipment	14,479,785	1.6	18,022,877	10.1	32,502,662	3.0
Metals & Mining	19,383,182	2.1	8,700,000	4.9	28,083,182	2.6
Energy: Oil & Gas	25,360,825	2.8	2,451,826	1.3	27,812,651	2.6
Transportation: Cargo	11,993,622	1.3	12,102,615	6.8	24,096,237	2.2
Media: Broadcasting & Subscription	16,358,521	1.8	—	—	16,358,521	1.5
Services: Consumer	6,348,660	0.7	8,783,745	4.9	15,132,405	1.4
Containers, Packaging & Glass	—	—	14,627,000	8.2	14,627,000	1.3
Beverage & Food	8,893,800	1.0	—	—	8,893,800	0.8
Media: Diversified & Production	7,222,625	0.8	—	—	7,222,625	0.7
Consumer goods: Non-durable	—	—	4,094,175.0	2.3	4,094,175	0.4
Chemicals, Plastics & Rubber	4,040,015	0.4	—	—	4,040,015	0.4
Total	$907,362,444	100.0%	$178,732,629	100.0%	$1,086,095,073	100.0%
_______________________
(1)Does not include TRS underlying loans
SIC Advisors regularly assesses the risk profile of our portfolio investments and rates each of them based on the categories set forth below, which we refer to as SIC Advisors’ investment credit rating. Credit Ratings are assigned to each of the investments in our portfolio that are directly held by the Company, but exclude any off-balance sheet interests of the Company, such as the loans underlying the TRS.:

Investment Performance Rating	Definition
1	Investments that are performing above expectations.

2	Investments that are performing within expectations, with risks that are neutral or favorable compared to risks at the time of origination or purchase. All new loans are rated ‘2’.

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

The following table shows the distribution of our investment portfolio, not including cash and cash equivalents, on the 1 to 5 investment performance rating scale at fair value as of December 31, 2016 and 2015:

	2016		2015
Investment Performance Rating	Investments at Fair Value	Percentage	Investments at Fair Value	Percentage
1	$57,356,293	5.8%	$20,205,473	2.2%
2	798,629,992	81.3	839,707,875	92.6
3	77,762,796	7.9	43,643,216	4.8
4	35,294,284	3.6	144,856	0.0
5	14,100,957	1.4	3,661,024	0.4
Total	$983,144,322	100.0%	$907,362,444	100.0%
Results of Operations
The following table shows operating results for the years ended December 31, 2016, 2015 and 2014:

	2016	2015	2014
Total investment income	$99,780,496	$85,639,700	$39,391,455
Total expenses, net	39,816,024	39,139,197	19,825,040
Net investment income	59,964,472	46,500,503	19,566,415
Net realized gain/(loss) from investments and total return swap	(13,120,398)	11,309,852	7,011,513
Net unrealized appreciation/(depreciation) on investments and total return swap	22,430,516	(67,710,941)	(12,525,678)
Change in Provision for deferred taxes on unrealized gain on investments	54,205	(212,227)	—
Net increase/(decrease) in net assets resulting from operations	$69,328,795	$(10,112,813)	$14,052,250

Investment Income
Total investment income increased $14,140,796, or 16.5%, to $99,780,496 for the year ended December 31, 2016 compared to $85,639,700 for the year ended December 31, 2015. Total investment income consisted primarily of portfolio interest, which increased $16,032,803, or 21.4%, to $91,019,173 for the year ended December 31, 2016 compared to $74,986,370 for the year ended December 31, 2015. This increase was primarily due to a $185,857,102, or 22.3%, increase in our average investment portfolio. Fee income decreased $1,947,361, or 18.3%, to $8,703,896 for the year ended December 31, 2016 compared to $10,651,257 for the year ended December 31, 2015, primarily due to a decrease in fees associated with loan originations and loan prepayments.
Total investment income increased $46,248,245, or 117.4%, to $85,639,700 for the year ended December 31, 2015 compared to $39,391,455 for the year ended December 31, 2014. Total investment income consisted primarily of portfolio interest, which increased $43,539,000, or 138.5%, to $74,986,370 for the year ended December 31, 2015 compared to $31,447,370 for the year ended December 31, 2014. This increase was primarily due to a $489,638,483 or 143.1% increase in our average investment portfolio. Fee income increased $2,707,397, or 34.1%, to $10,651,257 for the year ended December 31, 2015 compared to $7,943,860 for the year ended December 31, 2014, primarily due to increased fees associated with loan originations and loan prepayments.

Operating Expenses
The following table shows operating expenses for the years ended December 31, 2016, 2015 and 2014:

	2016	2015	2014
Base management fees	$19,928,802	$17,234,293	$8,976,657
Interest and financing expenses	13,493,775	9,962,405	3,138,389
Incentive fees	9,281,479	4,434,352	(183,617)
General and administrative expenses	5,678,299	4,503,310	3,119,964
Administrator expenses	2,847,745	2,261,789	1,300,971
Offering costs	2,572,234	4,208,013	2,355,985
Professional fees	2,106,819	2,374,675	1,698,537
Organizational and offering costs reimbursed to Affiliate	—	443,687	4,640,250
Total expenses	$55,909,153	$45,422,524	$25,047,136
Total expenses increased $10,486,629, or 23.1%, to $55,909,153 for the year ended December 31, 2016 as compared to the year ended December 31, 2015. Total expenses increased by $20,375,388, or 81.3%, to $45,422,524 for the year ended December 31, 2015 as compared to the year ended December 31, 2014. The primary contributors to the increase in expenses are base management fees and interest and financing expenses.
Base management fees increased $2,694,509, or 15.6%, to $19,928,802 for the year ended December 31, 2016 as compared to the year ended December 31, 2015 primarily due to an increase in our average gross assets of $153,971,970, or 15.6%. Base management fees increased $8,257,636, or 92.0%, to $17,234,293 for the year ended December 31, 2015 as compared to the year ended December 31, 2014 primarily due to an increase in our average gross assets of $471,864,916, or 92.0%.
Interest and financing expenses increased $3,531,370, or 35.4%, to $13,493,775 for the year ended December 31, 2016 as compared to the year ended December 31, 2015 primarily due to an increase in our average borrowings outstanding of $69,409,569, or 24.7%. Interest and financing expenses increased $6,824,016, or 217.4%, to $9,962,405 for the year ended December 31, 2015 as compared to the year ended December 31, 2014 primarily due to an increase in our average borrowings outstanding of $187,252,894, or 200.8%.
Expense Support and Reimbursement Agreement
From June 29, 2012 through December 31, 2016, we were party to an Expense Support and Reimbursement Agreement with SIC Advisors (the “Expense Support Agreement”). During the term of the Expense Support Agreement, SIC Advisors reimbursed us for operating expenses in an amount equal to the difference between our distributions paid to stockholders in each month, less the sum of our net investment income, net realized capital gains and dividends paid to us from our portfolio companies, not included in net income and net realized capital gains, during such period (“Expense Support Reimbursement”). To the extent that no dividends or other distributions were paid to our stockholders in any given month, then the Expense Support Reimbursement for such month was equal to such amount necessary in order for available operating funds for the month to equal zero. From April 1, 2016 until the expiration of the Expense Support Agreement on December 31, 2016, SIC Advisors made expense support payments on a discretionary basis by making an election on the last day of each month to fund an expense support payment in an amount equal to the difference between our distributions paid to stockholders during such month less the sum of our net investment income, net realized capital gains and dividends paid to us from our portfolio companies, not included in net income and net realized capital gains during such period.
The purpose of the Expense Support Agreement was to cover distributions to stockholders so as to ensure that the distributions did not constitute a return of capital for GAAP purposes and to reduce operating expenses until we had raised sufficient capital to be able to absorb such expenses. The Expense Support Agreement expired on December 31, 2016.
Pursuant to the Expense Support Agreement, we will reimburse SIC Advisors for expense support payments it previously made following any calendar quarter for which we received net investment income, net realized capital gains and dividends from our portfolio companies (not included in net income and net realized capital gains) in excess of the distributions paid to our stockholders during such calendar quarter (the “Excess Operating Funds”). Any such reimbursement will be made within three years of the date that the expense support payment obligation was incurred by SIC Advisors, subject to the conditions described below. The amount of the reimbursement during any calendar quarter will equal the lesser of (i) the Excess Operating Funds received during the quarter and (ii) the aggregate amount of all expense payments made by SIC Advisors that have not yet been reimbursed. In addition, we will only make reimbursement payments to the extent our current annualized “operating expense ratio” is equal to or less than our operating expense ratio for the quarter during which the corresponding expense obligation was incurred and to the extent the annualized rate of its regular cash dividends to our stockholders for the month is equal to or greater than the annualized rate of our regular cash distributions to stockholders for the month during which the corresponding expense payment was incurred
As of December 31, 2016, we recorded $7,892,273 in our consolidated statement of assets and liabilities as due from affiliate relating to the Expense Support Agreement. For the year ended December 31, 2016, we recorded a net expense support reimbursement of $16,093,129 on the consolidated statement of operations. Expense reimbursements to SIC Advisors will be accrued as they become probable and estimable. For the year ended December 31, 2016, gross expenses before expense reimbursement from SIC Advisors pursuant to the Expense Support Agreement were $55,909,153 and net expenses after taking into account the expense reimbursement from SIC Advisors were $39,816,024.
As of December 31, 2015, we recorded $7,314,867 in our consolidated statement of assets and liabilities as due from affiliate relating to the Expense Support Agreement. For the year ended December 31, 2015, we recorded a net expense support reimbursement of $6,283,327 on the consolidated statement of operations. Expense reimbursements to SIC Advisors will be accrued as they become probable and estimable. For the year ended December 31, 2015, gross expenses before expense reimbursement from SIC Advisors pursuant to the Expense Support were $45,422,524 and net expenses after taking into account the expense reimbursement from SIC Advisors, were $39,139,197.
Net Realized Gains/Losses from Investments
We measure realized gains or losses by the difference between the net proceeds from the disposition and the amortized cost basis of an investment, without regard to unrealized gains or losses previously recognized.
During the years ended December 31, 2016, 2015 and 2014 we recognized net realized losses of $13,120,398, net realized gains of $11,309,852 and net realized gains of $7,011,513, respectively, on total investments.
Net Unrealized Appreciation/Depreciation on Investments
Net change in unrealized appreciation/depreciation on investments reflects the net change in the fair value of our total investments. For the years ended December 31, 2016, 2015 and 2014, we had unrealized appreciation of $22,484,721, unrealized depreciation of $67,923,168 and unrealized depreciation of $12,525,678, respectively, on total investments.
Changes in Net Assets from Operations
For the year ended December 31, 2016 , we recorded a net increase in net assets resulting from operations of $69,328,795 versus a net decrease in net assets resulting from operations of $10,112,813 for the year ended December 31, 2015. Based on 90,424,090 and 70,648,292 weighted average common shares outstanding for the years ended December 31, 2016 and 2015, respectively, our per share net increase in net assets resulting from operations was $0.77 for the year ended December 31, 2016 versus a per share net decrease in net assets from operations of $0.14 for the year ended December 31, 2015.
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
As of December 31, 2016 and 2015, we had $99.4 million and $93.7 million, respectively, in cash and cash equivalents. In the future, we may generate cash from future offerings of securities, future borrowings and cash flows from operations, including interest earned from the temporary investment of cash in U.S. government securities and other high-quality debt investments that mature in one year or less. Our primary use of funds is investments in our targeted asset classes, cash distributions to our stockholders, and other general corporate purposes.
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

The following table shows our net borrowings for the years ended December 31, 2016 and 2015:

	2016			2015
	Total Commitment	Balance Outstanding	Unused Commitment	Total Commitment	Balance Outstanding	Unused Commitment
ING Credit Facility	$175,000,000	$150,000,000	$25,000,000	$170,000,000	$145,000,000	$25,000,000
Alpine Credit Facility	300,000,000	240,000,000	60,000,000	300,000,000	240,000,000	60,000,000
Total before deferred financing costs	475,000,000	390,000,000	85,000,000	470,000,000	385,000,000	85,000,000
Unamortized deferred financing costs	—	(4,340,533)	—	—	(3,239,404)	—
Total borrowings outstanding, net	$475,000,000	$385,659,467	$85,000,000	$470,000,000	$381,760,596	$85,000,000

On August 12, 2016, we amended our ING Credit Facility pursuant to a Senior Secured Revolving Credit Agreement (the “Revolving Credit Agreement”) with certain lenders party thereto from time to time and ING Capital LLC, as administrative agent. The ING Credit Facility matures on August 12, 2020 and is secured by substantially all of our assets, subject to certain exclusions as further set forth in an Amended and Restated Guarantee, Pledge and Security Agreement (the “Security Agreement”) entered into in connection with the Revolving Credit Agreement, among us, the Subsidiary Guarantors party thereto, ING Capital LLC, as Administrative Agent, each Financial Agent and Designated Indebtedness Holder party thereto and ING Capital LLC, as Collateral Agent. The ING Credit Facility also includes usual and customary representations, covenants and events of default for senior secured revolving credit facilities of this nature. On February 13, 2015, commitments to the ING credit facility were expanded from $150 million to $170 million. On August 12, 2016, commitments to the ING credit facility were expanded from $170 million to $175 million.
The ING Credit Facility allows for us, at our option, to borrow money at a rate of either (i) an alternate base rate plus 1.50% per annum or (ii) LIBOR plus 2.50% per annum. The interest rate margins are subject to certain step-downs upon the satisfaction of certain conditions described in the Revolving Credit Agreement. The alternate base rate will be the greatest of (i) the U.S. Prime Rate set forth in the Wall Street Journal, (ii) the federal funds effective rate plus 1/2 of 1%, and (iii) three month LIBOR plus 1%. As of December 31, 2016 and 2015, the commitment under the ING Credit Facility was $175 million and $170 million, respectively, and the ING Credit Facility includes an accordion feature that allows for potential future expansion of the ING Credit Facility up to a total of $500 million. Availability of loans under the ING Credit Facility is linked to the valuation of the collateral pursuant to a borrowing base mechanism.

We are also required to pay a commitment fee to the lenders based on the daily unused portion of the aggregate commitments under the ING Credit Facility. The commitment fee is (i) 1.50% if the used portion of the aggregate commitments is less than or equal to 40%, (ii) 0.75% if the used portion of the aggregate commitments is greater than 40% and less than or equal to 65% or (iii) 0.50% if the used portion of the aggregate commitments is greater than 65%. The ING Credit Facility provides that we may use the proceeds of the facility for general corporate purposes, including making investments in accordance with our investment objective and strategy. As of December 31, 2016, our borrowings under the ING Facility totaled $150,000,000 and were recorded as part of revolving credit facility payable on our consolidated statements of assets and liabilities.
On July 23, 2014, our wholly-owned, special purpose financing subsidiary, Alpine, entered into the Alpine Credit Facility pursuant to a Loan Agreement with JPMorgan Chase Bank, National Association (“JPMorgan”), as administrative agent and lender, the Financing Providers from time to time party thereto, SIC Advisors LLC, as the portfolio manager, and the Collateral Administrator, Collateral Agent and Securities Intermediary party thereto (the “Loan Agreement”). Alpine’s obligations to JPMorgan under the Alpine Credit Facility are secured by a first priority security interest in substantially all of the assets of Alpine, including its portfolio of loans. The obligations of Alpine under the Alpine Credit Facility are non-recourse to the Company.
Borrowings under the Alpine Credit Facility are subject to compliance with a net asset value coverage ratio with respect to the current value of Alpine’s portfolio and various eligibility criteria must be satisfied with respect to the initial acquisition of each loan in Alpine’s portfolio. Any amounts borrowed under the Alpine Credit Facility will mature, and all accrued and unpaid interest thereunder will be due and payable, on July 23, 2019. As of December 31, 2016, Alpine’s borrowings under the Alpine Credit Facility totaled $240 million and were recorded as part of revolving credit facility payable on our consolidated statements of assets and liabilities.
See Note 6 to our consolidated financial statements as of December 31, 2016 for more information on the Credit Facilities.

Contractual Obligations
The following table shows our payment obligations for repayment of debt, which total our contractual obligations at December 31, 2016:

	Payment Due By Period
	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
ING Credit Facility	$150,000,000	$—	$—	$150,000,000	$—
Alpine Credit Facility	240,000,000	—	240,000,000	—	—
Total Contractual Obligations	$390,000,000	$—	$240,000,000	$150,000,000	$—

We have entered into certain contracts under which we have material future commitments. On April 5, 2012, we entered into the Investment Advisory Agreement with SIC Advisors in accordance with the 1940 Act. The Investment Advisory Agreement became effective as of April 17, 2012, the date that we met the minimum offering requirement. Pursuant to the 1940 Act, the initial term of the Investment Advisory Agreement was for two years from its effective date, with one-year renewals subject to approval by our board of directors, a majority of whom must be independent directors. On March 1, 2017, the board of directors approved the renewal of the Investment Advisory Agreement for an additional one-year term at an in-person meeting. SIC Advisors serves as our investment advisor in accordance with the terms of the Investment Advisory Agreement. Payments under our Investment Advisory Agreement in each reporting period consist of (i) a management fee equal to a percentage of the value of our gross assets and (ii) an incentive fee based on our performance.
On April 5, 2012, we entered into the Administration Agreement with Medley Capital LLC with an initial term of two years, pursuant to which Medley Capital LLC furnishes us with administrative services necessary to conduct our day-to-day operations. On March 1, 2017, the board of directors approved the renewal of the Administration Agreement for an additional one-year term at an in-person meeting. Medley Capital LLC is reimbursed for administrative expenses it incurs on our behalf in performing its obligations. Such costs are reasonably allocated to us on the basis of assets, revenues, time records or other reasonable methods. We do not reimburse Medley Capital LLC for any services for which it receives a separate fee or for rent, depreciation, utilities, capital equipment or other administrative items allocated to a controlling person of Medley Capital LLC.
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
Transactions in total return swap contracts during the year ended December 31, 2016 were $6,812,173 in realized gains and $13,718,489 in unrealized appreciation, which is recorded on the consolidated statements of operations.

Transactions in total return swap contracts during the year ended December 31, 2015 were $11,574,160 in realized gains and $19,714,222 in unrealized depreciation, which is recorded on the consolidated statements of operations.
Our derivative asset from Citibank, net of amounts available for offset under a master netting agreement as of December 31, 2016 was $1,289,163, which is recorded on the consolidated statements of assets and liabilities as receivable due on total return swap.
For the years ended December 31, 2016 and 2015, the average notional par amount of total return swap contracts was $214.1 million and $222.6 million, respectively.
On March 27, 2015, Sierra Income Corporation and Great American Life Insurance Company (“GALIC”) entered into a limited liability company operating agreement to co-manage Sierra Senior Loan Strategy JV I LLC (“Sierra JV”). Sierra Income Corporation and GALIC have committed to provide $100 million of equity to Sierra JV, with Sierra Income Corporation providing $87.5 million and GALIC providing $12.5 million. Sierra JV commenced operations on July 15, 2015. On August 4, 2015, Sierra JV entered into a senior secured revolving credit facility (the “JV Facility”) led by Credit Suisse, AG with initial commitments of $100 million. On December 29, 2015, the JV Facility was amended and the commitment increased to $135 million. As of December 31, 2016, there was $123.9 million outstanding under the JV Facility and the Sierra JV had total assets at fair value of $183.7 million. As of December 31, 2016, Sierra JV’s portfolio was comprised of 100.0% of senior secured first lien term loans to 40 different borrowers with one loan on non-accrual status.
We have determined that the Sierra JV is an investment company under ASC 946, however in accordance with such guidance, we will generally not consolidate its investment in a company other than a wholly owned investment company subsidiary or a controlled operating company whose business consists of providing services to us. Accordingly, we do not consolidate our interest in the Sierra JV.
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
Subject to our board of directors’ discretion and applicable legal restrictions, we expect to authorize and pay monthly distributions to our stockholders. Any distributions to our stockholders will be declared out of assets legally available for distribution. We expect to continue making monthly distributions unless our results of operations, our general financial condition, general economic conditions, or other factors prohibit us from doing so. From time to time, but not less than quarterly, we will review our accounts to determine whether distributions to our stockholders are appropriate. We have not established limits on the amount of funds we may use from available sources to make distributions. From the commencement of our offering through December 31, 2016, a portion of our distributions were comprised in part of expense support payments made by SIC Advisors that may be subject to repayment by us within three years of the date of such support payment. The purpose of this arrangement was to cover distributions to stockholders so as to ensure that the distributions did not constitute a return of capital for GAAP purposes. In the future, we may have distributions which could be characterized as a return of capital. Such distributions are not based on our investment performance and can only be sustained if we achieve positive investment performance in future periods and/or SIC Advisors elects to make Expense Support Payments under an Expense Support Agreement. Any future reimbursements to SIC Advisors will reduce the net investment income that may otherwise be available for distribution to stockholders. There can be no assurance that we will achieve the performance necessary to sustain our distributions or that we will be able to pay distributions at all. SIC Advisors has no obligation to enter into a renewed Expense Support Agreement. For the year ended December 31, 2016 and 2015, if net Expense Support Payments of $16,093,129 and 6,283,327 were not made by SIC Advisors, approximately 23% and 11% of the distributions would have been a return of capital for GAAP purposes, respectively.
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
The following table reflects the cash distributions per share that we have declared or paid to our stockholders for the current and prior fiscal years. Stockholders of record as of each respective record date were entitled to receive the distribution.

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
We have entered into an Investment Advisory Agreement with SIC Advisors in which our senior management holds an equity interest and were party to the Expense Support Agreement through December 31, 2016. Members of our senior management also serve as principals of other investment managers affiliated with SIC Advisors that do, and may in the future, manage investment funds, accounts or other investment vehicles with investment objectives similar to ours.
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
The base management fee is calculated at an annual rate of 1.75% of our gross assets and is payable quarterly in arrears. The incentive fee consists of:

•
An incentive fee on net investment income (“subordinated incentive fee on income”) is calculated and payable quarterly in arrears and is based upon pre-incentive fee net investment income for the immediately preceding quarter. No subordinated incentive fee on income is payable in any calendar quarter in which pre-incentive fee net investment income does not exceed a quarterly return to stockholders of 1.75% per quarter on our net assets at the end of the immediately preceding fiscal quarter, or the preferred quarterly return. All pre-incentive fee net investment income, if any, that exceeds the quarterly preferred return, but is less than or equal to 2.1875% of net assets at the end of the immediately preceding fiscal quarter in any quarter, will be payable to SIC Advisors. We refer to this portion of our subordinated incentive fee on income as the catch up. It is intended to provide an incentive fee of 20% on pre-incentive fee net investment income when pre-incentive fee net investment income exceeds 2.1875% of net assets at the end of the immediately preceding quarter in any quarter. For any quarter in which our pre-incentive fee net investment income exceeds 2.1875% of net assets at the end of the immediately preceding quarter, the subordinated incentive fee on income shall equal 20% of the amount of pre-incentive fee net investment income, because the preferred return and catch up will have been achieved.

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

Under the terms of the investment advisory agreement, SIC Advisors bears all organization and offering expenses on our behalf. Since June 2, 2014, the date that we raised $300 million in gross proceeds in connection with the sale of shares of our common stock, SIC Advisors has no longer been obligated to bear, pay or otherwise be responsible for any ongoing organization and offering expenses on our behalf, and we have been responsible for paying or otherwise incurring all such organization and offering expenses. Pursuant to the terms of the Investment Advisory Agreement, we have agreed to reimburse SIC Advisors for any such organizational and offering expenses incurred by SIC Advisors not to exceed 1.25% of the gross subscriptions raised by us over the course of the offering period, which was initially scheduled to terminate two years from the initial offering date, unless extended. Most recently, at a meeting held on March 1, 2017, our board of directors approved another extension of our offering for an additional year, which will extend the offering through April 17, 2018, unless further extended. Notwithstanding the foregoing, in the event that organizational and offering expenses, together with sales commissions, the dealer manager fee and any discounts paid to members of the Financial Industry Regulatory Authority, exceed 15% of the gross proceeds from the sale of shares of our common stock pursuant to our registration statement or otherwise at the time of the completion of our offering, then SIC Advisors shall be required to pay or, if already paid by us, reimburse us for amounts exceeding such 15% limit.
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
Valuation of Investments
We apply fair value accounting to all of its financial instruments in accordance with the 1940 Act and ASC Topic 820 — Fair Value Measurements and Disclosures (“ASC 820”). ASC 820 defines fair value, establishes a framework used to measure fair value and requires disclosures for fair value measurements. In accordance with ASC 820, we have categorized its financial instruments carried at fair value, based on the priority of the valuation technique, into a three-level fair value hierarchy as identified below and discussed in Note 4.

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

Fair value is a market-based measure considered from the perspective of the market participant who holds the financial instrument rather than an entity specific measure. Therefore, when market assumptions are not readily available, our own assumptions are set to reflect those that management believes market participants would use in pricing the financial instrument at the measurement date.
Investments for which market quotations are readily available are valued at such market quotations, which are generally obtained from an independent pricing service or multiple broker-dealers or market makers. We weight the use of third-party broker quotes, if any, in determining fair value based on our understanding of the level of actual transactions used by the broker to develop the quote and whether the quote was an indicative price or binding offer. However, debt investments with remaining maturities within 60 days that are not credit impaired are valued at cost plus accreted discount, or minus amortized premium, which approximates fair value. Investments for which market quotations are not readily available are valued at fair value as determined by our board of directors based upon input from management and third party valuation firms. Because these investments are illiquid and because there may not be any directly comparable companies whose financial instruments have observable market values, these loans are valued using a fundamental valuation methodology, consistent with traditional asset pricing standards, that is objective and consistently applied across all loans and through time.
We use third-party valuation firms to assist the board of directors in the valuation of its portfolio investments. The valuation reports generated by the third-party valuation firms consider the evaluation of financing and sale transactions with third parties, expected cash flows and market based information, including comparable transactions, performance multiples, and movement in yields of debt instruments, among other factors. Based on market data obtained from the third-party valuation firms, we use a combined market yield analysis and an enterprise model of valuation. In applying the market yield analysis, the value of our loans are determined based upon inputs such as the coupon rate, current market yield, interest rate spreads of similar securities, the stated value of the loan, and the length to maturity. In applying the enterprise model, we use a waterfall analysis which takes into account the specific capital structure of the borrower and the related seniority of the instruments within the borrower’s capital structure into consideration. To estimate the enterprise value of the portfolio company, we weigh some or all of the traditional market valuation methods and factors based on the individual circumstances of the portfolio company in order to estimate the enterprise value. The methodologies for performing investments may be based on, among other things: valuations of comparable public companies, recent sales of private and public comparable companies, discounting the forecasted cash flows of the portfolio company, third party valuations of the portfolio company, considering offers from third parties to buy the company, estimating the value to potential strategic buyers and considering the value of recent investments in the equity securities of the portfolio company. For non-performing investments, we may estimate the liquidation or collateral value of the portfolio company’s assets and liabilities using an expected recovery model. We may estimate the fair value of warrants based on a model such as the Black-Scholes model or simulation models or a combination thereof.
We undertake a multi-step valuation process each quarter when valuing investments for which market quotations are not readily available, as described below:

•	our quarterly valuation process begins with each portfolio investment being initially valued by the valuation professionals;

•	conclusions are then documented and discussed with senior management; and

•
an independent valuation firm engaged by our board of directors prepares an independent valuation report for approximately one third of the portfolio investments each quarter on a rotating quarterly basis on non fiscal year-end quarters, such that each of these investments will be valued by an independent valuation firm at least twice per annum when combined with the fiscal year-end review of all the investments by independent valuation firms, exclusive of the TRS underlying portfolio.

In addition, all of our investments are subject to the following valuation process:

•	management reviews preliminary valuations and their own independent assessment;

•	the audit committee of our board of directors reviews the preliminary valuations of senior management and independent valuation firms; and

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
The valuation procedures described are generally applied to the loans underlying the TRS, except that such assets are not reviewed by independent third party valuation firms. We will value the TRS in accordance with the TRS Agreement. Pursuant to the TRS Agreement, the value of the TRS will be based on the increase or decrease in the value of the assets underlying the TRS, together with accrued interest income, interest expense and certain other expenses incurred under the TRS. The assets underlying the TRS will be valued by Citibank. Citibank will base its valuation on the indicative bid prices provided by an independent third-party pricing service. Bid prices reflect the highest price that market participants may be willing to pay. These valuations will be sent to us for review and testing. Our board of directors will review and approve the value of the TRS, as well as the value of the assets underlying the TRS, on a quarterly basis as part of their quarterly determination of net asset value. To the extent our board of directors has any questions or concerns regarding the valuation of the assets underlying the TRS, such valuation will be discussed or challenged pursuant to the terms of the TRS. For additional disclosures on the TRS, see “- Off-Balance Sheet Arrangements.”

Our investments in subordinated notes are carried at fair value, which is based on a discounted cash flow model. The discounted cash flow model models both the underlying collateral (“assets”) and the liabilities of the collateralized loan obligation (“CLO”) capital structure. The discounted cash flow model uses a set of assumptions including projected default rates, recovery rates, reinvestment rates and prepayment rates in order to arrive at estimated cash flows of the assets. The discounted cash flow model distributes the asset cash flows to the liability structure based on the payment priorities and discounts them back using appropriate market discount rates based on discount rates for comparable CLOs. The assumptions are based on available market data as well as management estimates. Additional data is used to validate the results from the discounted cash flow method, such as analysis of relevant data observed in the CLO market, review of quotes, where available, recent acquisitions and observable transactions in the subordinated notes, among other factors.
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
Organization and Offering Expenses
We have been responsible for all ongoing organization and offering expenses since June 2, 2014.
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
Recent Developments

On January 12, 2017, our board of directors declared a series of semi-monthly distributions for January, February and March 2017 in the amount of $0.02667 per share. These distributions represent an annualized yield of 7.07% based on our then-current offering price of $9.05 per share. Stockholders of record as of each respective record date will be entitled to receive the distribution. Below are the details for each respective distribution:

Amount Per Share	Record Date	Payment Date
$0.02667	January 13, 2017	January 31, 2017
$0.02667	January 31, 2017	January 31, 2017
$0.02667	February 15, 2017	February 28, 2017
$0.02667	February 28, 2017	February 28, 2017
$0.02667	March 15, 2017	March 31, 2017
$0.02667	March 31, 2017	March 31, 2017

In addition, we have issued common shares and received gross proceeds of approximately $5.8 million subsequent to December 31, 2016 through March 6, 2017.

Item 7A: Quantitative and Qualitative Disclosures About Market Risk
We are subject to financial market risks, including changes in interest rates. As of December 31, 2016, 89.0% of our portfolio investments (based on fair value) paid variable interest rates, 11.0% paid fixed interest rates, 2.2% were non-income producing equity or other investments and the remaining 97.8% were income producing equity/other investments. A rise in the general level of interest rates can be expected to lead to higher interest rates applicable to any variable rate investments we hold and to declines in the value of any fixed rate investments we hold. However, many of our variable rate investments provide for an interest rate floor, which may prevent our interest income from increasing until benchmark interest rates increase beyond a threshold amount. To the extent that a substantial portion of our investments may be in variable rate investments, an increase in interest rates beyond this threshold would make it easier for us to meet or exceed the hurdle rate applicable to the subordinated incentive fee on income under the Investment Advisory Agreement we have entered into with SIC Advisors, and may result in a substantial increase in our net investment income and to the amount of incentive fees payable to SIC Advisors with respect to our increased pre-incentive fee net investment income.
Under the terms of the TRS between Arbor and Citibank, Arbor will pay fees to Citibank at a floating rate based on LIBOR in exchange for the right to receive the economic benefit of a portfolio of assets having a maximum notional amount of $300 milion. Our interest expense will also be affected by changes in the published LIBOR rate in connection with our Credit Facilities. We expect any future credit facilities, total return swap agreements or other financing arrangements that we or any of our subsidiaries may enter into will also be based on a floating interest rate. As a result, we are subject to risks relating to changes in market interest rates. In periods of rising interest rates, when we or our subsidiaries have debt outstanding or financing arrangements in effect, our cost of funds would increase, which could reduce our net investment income, especially to the extent we hold fixed rate investments.
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
Based on our Consolidated Statement of Assets and Liabilities as of December 31, 2016, the following table shows the approximate annual impact on the change in net assets resulting from operations of hypothetical base rate changes in interest rates, assuming no changes in our investment portfolio and capital structure:

	Increase in
Basis point increase	Interest Income (1)	Interest Expense	Interest Income
100	$9,246,053	$3,900,000	$5,346,053
200	18,391,693	7,800,000	10,591,693
300	27,539,276	11,700,000	15,839,276
400	36,686,858	15,600,000	21,086,858
500	45,834,441	19,500,000	26,334,441

(1) Assumes no defaults or prepayments by portfolio companies over the next twelve months.
We expect that our long-term investments will be financed primarily with equity and debt. If deemed prudent, we may use interest rate risk management techniques in an effort to minimize our exposure to interest rate fluctuations. These techniques may include various interest rate hedging activities to the extent permitted by the 1940 Act. Adverse developments resulting from changes in interest rates or hedging transactions could have a material adverse effect on our business, financial condition and results of operations. During the years ended December 31, 2016, 2015 and 2014, we did not engage in interest rate hedging activities.
In addition, we may have risk regarding portfolio valuation. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations-Critical Accounting Policies-Valuation of Investments” and “Item 1A. Risk Factors.”

Item 8.    Consolidated Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Sierra Income Corporation
We have audited the accompanying consolidated statements of assets and liabilities of Sierra Income Corporation (the “Company”), including the consolidated schedules of investments, as of December 31, 2016 and 2015, and the related consolidated statements of operations, changes in net assets, and cash flows, for each of the three years in the period ended December 31, 2016. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our procedures included confirmation of investments owned as of December 31, 2016 by correspondence with the custodian, directly with counterparties and management of the portfolio companies, debt agents, and brokers or by other appropriate auditing procedures where replies were not received, as applicable. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Sierra Income Corporation at December 31, 2016 and 2015, and the consolidated results of its operations, changes in net assets, and cash flows, for each of the three years in the period ended December 31, 2016 in conformity with U.S. generally accepted accounting principles.

/s/ Ernst and Young LLP
New York, New York
March 6, 2017

Sierra Income Corporation
Consolidated Statements of Assets and Liabilities

	As of
	December 31, 2016	December 31, 2015
ASSETS
Investments at fair value
Non-controlled/non-affiliated investments (amortized cost of $921,626,572 and $911,640,087, respectively)	$885,400,856	$859,500,211
Controlled/affiliated investments (amortized cost of $104,855,866 and $47,772,500, respectively)	97,743,466	47,862,233
Total investments at fair value	983,144,322	907,362,444
Cash and cash equivalents	99,400,794	93,658,142
Cash collateral on total return swap (Note 5)	79,620,942	77,029,970
Interest receivable from non-controlled/non-affiliated investments	10,251,559	7,354,828
Due from affiliate (Note 7)	7,892,273	7,314,867
Receivable due on total return swap (Note 5)	1,289,163	1,493,253
Interest receivable from controlled/affiliated investments	1,028,321	101,250
Receivable for Company shares sold	533,123	—
Unsettled trades receivable	368,819	270,936
Prepaid expenses and other assets	201,932	121,098
Total assets	$1,183,731,248	$1,094,706,788
LIABILITIES
Revolving credit facilities payable (net of deferred financing costs of $4,340,533 and $3.239.404, respectively) (Note 6)	$385,659,467	$381,760,596
Unrealized depreciation on total return swap (Note 5)	13,647,330	27,365,819
Base Management fee payable (Note 7)	5,138,107	4,686,096
Accounts payable and accrued expenses	1,839,497	2,181,149
Incentive fees payable (Note 7)	1,405,419	1,795,268
Interest payable	1,230,530	1,281,471
Administrator fees payable	850,678	517,930
Unsettled trades payable	466,727	—
Deferred tax liability	244,622	298,827
Due to affiliate (Note 7)	135,784	695,533
Total liabilities	$410,618,161	$420,582,689
Commitments (Note 11)
NET ASSETS
Common shares, par value $0.001 per share, 250,000,000 common shares authorized, 94,666,418 and 82,623,649 common shares issued and outstanding, respectively	$94,666	$82,624
Capital in excess of par value	830,738,206	732,493,115
Accumulated distribution in excess of net realized gain/(loss) from investments and total return swap	(20,333,057)	(1,797)
Accumulated undistributed net investment income	19,756,740	21,178,346
Net unrealized depreciation on investments and total return swap, net of provision for taxes of $54,205 and $(212,227), respectively	(57,143,468)	(79,628,189)
Total net assets	773,113,087	674,124,099
Total liabilities and net assets	$1,183,731,248	$1,094,706,788
NET ASSET VALUE PER COMMON SHARE	$8.17	$8.16
See accompanying notes to the consolidated financial statements.

Sierra Income Corporation
Consolidated Statements of Operations

	For the years ended December 31,
	2016	2015	2014
INVESTMENT INCOME
Interest from investments
Non-controlled/non-affiliated investments:
Cash	$82,231,788	$71,911,830	$31,064,590
Payment-in-kind	2,718,606	2,973,290	382,780
Controlled/affiliated investments:
Cash	5,557,250	101,250	—
Payment-in-kind	511,529	—	—
Total interest income	91,019,173	74,986,370	31,447,370
Fee income (Note 12)	8,703,896	10,651,257	7,943,860
Interest from cash and cash equivalents	57,427	2,073	225
Total investment income	99,780,496	85,639,700	39,391,455
EXPENSES
Base management fee	19,928,802	17,234,293	8,976,657
Interest and financing expenses	13,493,775	9,962,405	3,138,389
Incentive fee	9,281,479	4,434,352	(183,617)
General and administrative expenses	5,678,299	4,503,310	3,119,964
Administrator expenses	2,847,745	2,261,789	1,300,971
Offering costs	2,572,234	4,208,013	2,355,985
Professional fees	2,106,819	2,374,675	1,698,537
Organizational and offering costs reimbursed to Affiliate (Note 7)	—	443,687	4,640,250
Total expenses	55,909,153	45,422,524	25,047,136
Net expense support reimbursement (Note 7)	(16,093,129)	(6,283,327)	(5,222,096)
Net expenses	39,816,024	39,139,197	19,825,040
NET INVESTMENT INCOME	59,964,472	46,500,503	19,566,415
REALIZED AND UNREALIZED GAIN/(LOSS) ON INVESTMENTS
Net realized gain/(loss) from non-controlled/non-affiliated investments	(19,932,571)	(264,308)	623,653
Net realized gain on total return swap (Note 5)	6,812,173	11,574,160	6,387,860
Net change in unrealized appreciation/(depreciation) on non-controlled/non-affiliated investments	15,914,160	(48,086,452)	(4,522,685)
Net change in unrealized appreciation/(depreciation) on controlled/affiliated investments	(7,202,133)	89,733	—
Net change in unrealized appreciation/(depreciation) on total return swap (Note 5)	13,718,489	(19,714,222)	(8,002,993)
Change in provision for deferred taxes on unrealized gain/(loss) on investments	54,205	(212,227)	—
Net gain/(loss) on investments	9,364,323	(56,613,316)	(5,514,165)
NET INCREASE/(DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS	$69,328,795	$(10,112,813)	$14,052,250
WEIGHTED AVERAGE - BASIC AND DILUTED EARNINGS PER COMMON SHARE	$0.77	$(0.14)	$0.40
WEIGHTED AVERAGE - BASIC AND DILUTED NET INVESTMENT INCOME PER COMMON SHARE	$0.66	$0.66	$0.55
WEIGHTED AVERAGE COMMON STOCK OUTSTANDING - BASIC AND DILUTED (Note 10)	90,424,090	70,648,292	35,425,825
See accompanying notes to the consolidated financial statements.

Sierra Income Corporation
Consolidated Statements of Changes in Net Assets

	For the years ended December 31,
	2016	2015	2014
INCREASE/(DECREASE) FROM OPERATIONS
Net investment income	$59,964,472	$46,500,503	$19,566,415
Net realized gain/(loss) on investments	(19,932,571)	(264,308)	623,653
Net realized gain on total return swap (Note 5)	6,812,173	11,574,160	6,387,860
Net change in unrealized appreciation/(depreciation) on investments	8,712,027	(47,996,719)	(4,522,685)
Net change in unrealized appreciation/(depreciation) on total return swap (Note 5)	13,718,489	(19,714,222)	(8,002,993)
Change in provision for deferred taxes on unrealized gain on investments	54,205	(212,227)	—
Net increase/(decrease) in net assets resulting from operations	69,328,795	(10,112,813)	14,052,250
SHAREHOLDER DISTRIBUTIONS
Distributions from net investment income (Note 2)	(68,596,940)	(40,302,852)	(15,570,452)
Distributions from return of capital (Note 2)	—	(16,060,726)	(6,719,353)
Distributions from net realized gains	—	(441,052)	(6,502,690)
Net decrease in net assets from shareholder distributions	(68,596,940)	(56,804,630)	(28,792,495)
COMMON SHARE TRANSACTIONS
Issuance of common shares, net of underwriting costs	97,948,176	234,419,750	339,513,689
Issuance of common shares pursuant to distribution reinvestment plan	32,478,892	27,227,730	13,160,550
Repurchase of common shares	(32,169,935)	(7,125,851)	(4,416,354)
Net increase in net assets resulting from common share transactions	98,257,133	254,521,629	348,257,885
Total increase in net assets	98,988,988	187,604,186	333,517,640
Net assets at beginning of year	674,124,099	486,519,913	153,002,273
Net assets at end of year(1)	$773,113,087	$674,124,099	$486,519,913
Net asset value per common share	$8.17	$8.16	$8.97
Common shares outstanding, beginning of year	82,623,649	54,260,324	16,663,500
Issuance of common shares	11,996,965	26,083,095	36,646,905
Issuance of common shares pursuant to distribution reinvestment plan	3,991,569	3,088,090	1,428,312
Repurchase of common shares	(3,945,765)	(807,860)	(478,393)
Common shares outstanding, end of year	94,666,418	82,623,649	54,260,324
DISTRIBUTIONS DECLARED PER COMMON SHARE	$0.76	$0.80	$0.80

(1)
Net assets at end of year include distribution in excess of net investment income and accumulated undistributed net investment income/(loss) of $19,756,740, $21,178,346 and $9,518,341 for the years ended December 31, 2016, 2015 and 2014, respectively.

See accompanying notes to the consolidated financial statements.

Sierra Income Corporation
Consolidated Statements of Cash Flows

	For the years ended December 31,
	2016	2015	2014
Cash flows from operating activities
NET INCREASE/(DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS:	$69,328,795	$(10,112,813)	$14,052,250
ADJUSTMENT TO RECONCILE NET INCREASE/(DECREASE) IN NET ASSETS FROM OPERATIONS TO NET CASH USED IN OPERATING ACTIVITIES:
Payment-in-kind interest income	(3,230,135)	(2,973,290)	(382,780)
Net amortization of premium on investments	(879,328)	(658,312)	(259,197)
Amortization of deferred financing costs	1,318,653	1,228,474	(1,525,543)
Net realized (gain)/loss on investments	19,932,571	264,308	(623,653)
Net change in unrealized (appreciation)/depreciation on investments	(8,712,027)	47,996,719	4,522,685
Net change in unrealized (appreciation)/depreciation on total return swap (Note 5)	(13,718,489)	19,714,222	8,002,993
Purchases and originations	(330,626,275)	(524,893,684)	(608,324,075)
Proceeds from sale of investments and principal repayments	247,733,316	189,816,908	125,953,464
(Increase)/decrease in operating assets:
Cash collateral on total return swap (Note 5)	(2,590,972)	(20,152,042)	(50,171,769)
Unsettled trades receivable	(97,883)	153,705	71,609
Due from affiliate (Note 7)	(577,406)	(318,937)	(4,402,941)
Interest receivable from non-controlled/non-affiliated investments	(2,896,731)	(2,141,223)	(3,224,477)
Interest receivable from controlled/affiliated investments	(927,071)	(101,250)	—
Receivable for Company shares sold	(533,123)	—	—
Receivable due on total return swap (Note 5)	204,090	(397,671)	(940,265)
Prepaid expenses and other assets	(80,834)	280,599	(94,042)
Increase/(decrease) in operating liabilities:
Unsettled trades payable	466,727	(16,935,000)	1,442,500
Management fee payable	452,011	1,414,709	2,456,732
Accounts payable and accrued expenses	(341,652)	(246,694)	1,931,950
Incentive fees payable	(389,849)	1,795,268	(182,989)
Administrator fees payable	332,748	67,872	297,896
Interest payable	(50,941)	632,974	615,442
Deferred tax liability	(54,205)	212,277	86,600
Due to affiliate (Note 7)	(559,749)	(879,204)	1,541,426
NET CASH USED IN OPERATING ACTIVITIES	(26,497,759)	(316,232,135)	(509,156,184)
Cash flows from financing activities:
Borrowings under revolving credit facility	130,000,000	408,500,000	321,500,000
Repayments of revolving credit facility	(125,000,000)	(260,000,000)	(101,000,000)
Proceeds from issuance of common stock, net of underwriting costs	97,948,176	234,419,750	339,513,689
Payment of cash distributions	(36,118,048)	(29,576,900)	(15,631,945)
Financing costs paid	(2,419,782)	(2,075,876)	—
Repurchase of common shares	(32,169,935)	(7,125,851)	(4,416,354)
NET CASH PROVIDED BY FINANCING ACTIVITIES	32,240,411	344,141,123	539,965,390
TOTAL INCREASE IN CASH	5,742,652	27,908,988	30,809,206

	For the years ended December 31,
	2016	2015	2014
CASH AT BEGINNING OF YEAR	93,658,142	65,749,154	34,939,948
CASH AT END OF YEAR	$99,400,794	$93,658,142	$65,749,154
Supplemental Information:
Cash paid during the year for interest	$13,544,716	$9,329,431	$2,522,947
Supplemental non-cash information:
Non-cash purchase of investments	$32,805,477	$—	$—
Non-cash sale of investments	32,805,477	—	—
Payment-in-kind interest income	3,230,135	2,973,290	382,780
Amortization of deferred financing costs	1,318,653	1,228,474	1,525,543
Net amortization of premium on investments	879,328	658,312	259,197
Issuance of common shares in connection with distribution reinvestment plan	$32,478,892	$27,227,730	$13,160,550
See accompanying notes to the consolidated financial statements.

Sierra Income Corporation
Consolidated Schedule of Investments
As of December 31, 2016

Company(1)	Industry	Type of Investment	Maturity	Par Amount	Cost	Fair Value	% of Net Assets(2)
Non-controlled/non-affiliated investments – 114.5%
AAAHI Acquisition Corporation	Transportation: Consumer	Senior Secured First Lien Term Loan LIBOR + 7.000%, 1.000% Floor(3)(4)(5)	12/15/2021	7,280,374	7,280,374	7,280,374	0.9%
				7,280,374	7,280,374	7,280,374
AAR Intermediate Holdings, LLC	Energy: Oil & Gas	Senior Secured First Lien Term Loan LIBOR + 5.000%, 1.000% Floor(3) (4) (5)	9/30/2021	150,935	150,935	150,935	0.0%
		Senior Secured First Lien Term Loan LIBOR + 5.000%, 1.000% Floor(3) (4)	9/30/2021	3,144,481	3,144,481	3,144,481	0.4%
		Senior Secured First Lien Term Loan LIBOR + 8.000%, 1.000% Floor, PIK(3) (4)	9/30/2021	6,457,851	5,254,799	5,211,292	0.7%
		Membership Units (4) (6) (7)		—	—	—	0.0%
				9,753,267	8,550,215	8,506,708
Access Media Holdings, LLC	Media: Broadcasting & Subscription	Senior Secured First Lien Term Loan 5.000%, 5.000% PIK(4)	7/22/2020	7,026,014	7,026,014	6,868,420	0.9%
		Common Stock (4) (6) (7)		—	—	—	0.0%
		Preferred Equity Series A (4) (6) (7)		—	1,400,000	—	0.0%
		Preferred Equity Series AA (4) (6) (7)		—	647,500	—	0.0%
				7,026,014	9,073,514	6,868,420
Advanced Diagnostic Holdings, LLC	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loan LIBOR + 8.750%, 0.875% Floor(3) (4)	12/11/2020	15,262,608	15,262,608	15,567,860	2.0%
				15,262,608	15,262,608	15,567,860
Alpha Media LLC	Media: Broadcasting & Subscription	Senior Secured First Lien Term Loan LIBOR 5 6.000%, 1.000% Floor(8)(5)	2/25/2022	9,384,375	9,012,061	8,962,078	1.2%
				9,384,375	9,012,061	8,962,078
Amerijet Holdings Inc.	Transportation: Cargo	Senior Secured First Lien Term Loan LIBOR + 8.000%, 1.000% Floor(3) (4)	7/15/2021	16,087,500	16,087,500	16,087,500	2.1%
				16,087,500	16,087,500	16,087,500
AMMC CLO 17, Limited Series 2015-17A	Multi-Sector Holdings	Subordinated Note 21.670% effective yield(6) (9) (10)	11/15/2027	5,000,000	3,553,568	4,181,250	0.5%
				5,000,000	3,553,568	4,181,250
Anaren, Inc.	Aerospace & Defense	Senior Secured Second Lien Term Loan LIBOR + 8.250%, 1.000% Floor(3)	8/18/2021	10,000,000	9,929,667	10,002,500	1.3%
				10,000,000	9,929,667	10,002,500
APCO Holdings, Inc.	Automotive	Senior Secured First Lien Term Loan LIBOR + 6.000%, 1.000% Floor(4) (8)	1/31/2022	4,351,318	4,236,463	4,369,201	0.6%
				4,351,318	4,236,463	4,369,201
Apidos CLO XXIV, Series 2016-24A	Multi-Sector Holdings	Subordinated Note 16.535% effective yield(4) (6) (9) (10)	1/20/2023	25,471,800	21,625,558	21,977,069	2.8%
				25,471,800	21,625,558	21,977,069
Associated Asphalt Partners, LLC	Chemicals, Plastics & Rubber	Senior Secured First Lien Note 8.500%(9)	2/15/2018	1,778,000	1,782,303	1,795,780	0.2%
				1,778,000	1,782,303	1,795,780
Astro AB Borrower, Inc.(11)	Banking, Finance, Insurance & Real Estate	Senior Secured Second Lien Term Loan LIBOR + 8.750%, 1.000% Floor(3)	4/30/2023	6,000,000	5,898,052	6,060,000	0.8%
				6,000,000	5,898,052	6,060,000

Company(1)	Industry	Type of Investment	Maturity	Par Amount	Cost	Fair Value	% of Net Assets(2)
Asurion, LLC(11)	Banking, Finance, Insurance & Real Estate	Senior Secured Second Lien Term Loan LIBOR + 7.500%, 1.000% Floor(3)	3/3/2021	7,000,000	6,952,364	7,087,500	0.9%
				7,000,000	6,952,364	7,087,500
Atrium Innovations, Inc.	Healthcare & Pharmaceuticals	Senior Secured Second Lien Term Loan LIBOR + 6.750%, 1.000% Floor(3) (6)	8/13/2021	5,000,000	4,982,828	5,000,000	0.6%
				5,000,000	4,982,828	5,000,000
Aviation Technical Services, Inc.	Aerospace & Defense	Senior Secured Second Lien Term Loan LIBOR + 8.500%, 1.000% Floor(3)(4)(17)	3/31/2022	25,000,000	25,000,000	25,500,000	3.3%
				25,000,000	25,000,000	25,500,000
Backcountry.com, LLC	Retail	Senior Secured First Lien Term Loan LIBOR + 7.250%, 1.000% Floor(3) (4) (17)	6/30/2020	34,589,843	34,589,843	34,935,742	4.5%
				34,589,843	34,589,843	34,935,742
Birch Communications, Inc.	Telecommunications	Senior Secured First Lien Term Loan LIBOR + 7.250%, 1.000% Floor(4) (8)	7/17/2020	13,816,112	13,647,092	13,633,601	1.8%
				13,816,112	13,647,092	13,633,601
Black Angus Steakhouses LLC	Hotel, Gaming & Leisure	Revolving Credit Facility LIBOR + 9.000%, 1.000% Floor(3) (4) (5) (17)	4/24/2020	669,643	669,643	613,326	0.1%
		Senior Secured First Lien Term Loan LIBOR + 9.000%, 1.000% Floor(3) (4) (17)	4/24/2020	19,637,277	19,637,277	19,141,828	2.5%
				20,306,920	20,306,920	19,755,154
Brundage-Bone Concrete Pumping, Inc.	Construction & Building	Senior Secured First Lien Note 10.375%(9)	9/1/2021	7,500,000	7,607,418	8,025,000	1.0%
				7,500,000	7,607,418	8,025,000
Charming Charlie LLC	Retail	Senior Secured First Lien Term Loan LIBOR + 8.000%, 1.000% Floor(3)	12/24/2019	7,908,765	7,920,847	6,334,209	0.8%
				7,908,765	7,920,847	6,334,209
ConvergeOne Holdings Corp.(11)	Telecommunications	Senior Secured Second Lien Term Loan LIBOR + 9.000%, 1.000% Floor(3) (4)	6/17/2021	12,500,000	12,410,777	12,500,000	1.6%
				12,500,000	12,410,777	12,500,000
Cornerstone Chemical Company	Chemicals, Plastics & Rubber	Senior Secured First Lien Note 9.375%(9)	3/15/2018	4,970,000	4,874,178	4,963,788	0.6%
				4,970,000	4,874,178	4,963,788
CP Opco, LLC	Services: Consumer	Revolver LIBOR + 4.500%, 1.000% Floor(3) (4) (5)	3/31/2019	128,039	128,039	128,039	0.0%
		Revolver ABR + 3.500%, 3.750% Floor(3) (4) (5)	3/31/2019	210,935	210,935	210,935	0.0%
		Senior Secured First Lien Term Loan LIBOR + 6.500%, 1.000% Floor, PIK(3) (4)	3/31/2019	504,597	504,597	504,597	0.1%
		Senior Secured First Lien Term Loan LIBOR + 6.500%, 1.000% Floor, PIK(3) (4)	3/31/2019	210,249	210,249	210,249	0.0%
		Senior Secured First Lien Term Loan LIBOR + 9.500%, 1.000% Floor, PIK(3) (4) (12)	3/31/2019	1,487,033	717,016	743,516	0.1%
		Preferred Units LIBOR + 9.500%, 1.000% Floor, PIK(4) (12)	3/31/2019	205	—	—	0.0%
		Common Units (4) (7)		—	—	—	0.0%
				2,541,058	1,770,836	1,797,336
CRGT Inc.	High Tech Industries	Senior Secured First Lien Term Loan LIBOR + 6.500%, 1.000% Floor(4) (8)	12/19/2020	3,966,456	3,966,456	3,966,456	0.5%
				3,966,456	3,966,456	3,966,456
DHISCO Electronic Distribution, Inc.	Hotel, Gaming & Leisure	Senior Secured First Lien Term Loan LIBOR + 6.500%, 1.500% Floor(3) (4)	11/10/2019	2,380,952	2,380,952	2,380,952	0.3%

Company(1)	Industry	Type of Investment	Maturity	Par Amount	Cost	Fair Value	% of Net Assets(2)
		Senior Secured First Lien Term Loan LIBOR + 11.250% PIK, 1.500% Floor(3) (4) (12)	11/10/2019	6,680,333	2,940,892	2,956,515	0.4%
		Senior Secured First Lien Term Loan LIBOR + 9.000% PIK, 1.500% Floor(3) (4)	11/10/2019	8,369,792	8,369,792	8,369,792	1.1%
		Senior Secured First Lien Term Loan LIBOR + 10.250%, PIK 1.500% Floor(3) (4)	11/10/2019	7,177,827	7,177,827	7,177,827	0.9%
		Common Units, Class A (4) (7)		—	769,231	—	0.0%
				24,608,904	21,638,694	20,885,086
Drew Marine Partners, LP	Transportation: Cargo	Senior Secured Second Lien Term Loan LIBOR + 7.000%, 1.000% Floor(3)	5/19/2021	10,000,000	10,054,556	9,872,800	1.3%
				10,000,000	10,054,556	9,872,800
Dryden 38 Senior Loan Fund - Series 2015-38A	Multi-Sector Holdings	Subordinated Note 17.689% effective yield(6) (9) (10)	7/15/2027	7,000,000	5,011,083	5,225,150	0.7%
				7,000,000	5,011,083	5,225,150
Dryden 43 Senior Loan Fund - Series 2016-43A	Multi-Sector Holdings	Subordinated Note 18.086% effective yield(4) (6) (9) (10)	7/20/2029	3,620,000	2,932,200	3,250,579	0.4%
				3,620,000	2,932,200	3,250,579
Dryden 49 Senior Loan Fund	Multi-Sector Holdings	Preferred Shares(4) (6)		—	14,500,000	14,500,000	1.9%
				—	14,500,000	14,500,000
Dynamic Energy Services International LLC	Energy: Oil & Gas	Senior Secured First Lien Term Loan 13.500% PIK + LIBOR(4) (8)	3/6/2018	8,662,161	8,662,161	7,373,318	1.0%
				8,662,161	8,662,161	7,373,318
EarthLink, Inc.	Telecommunications	Senior Secured First Lien Note 7.375%(6) (9) (13)	6/1/2020	2,450,000	2,442,601	2,575,563	0.3%
				2,450,000	2,442,601	2,575,563
Elite Comfort Solutions LLC	Chemicals, Plastics & Rubber	Senior Secured First Lien Term Loan LIBOR + 6.500%, 1.000% Floor(3) (5)	1/15/2021	8,858,643	8,858,643	8,966,622	1.2%
				8,858,643	8,858,643	8,966,622
First Boston Construction Holdings, LLC	Banking, Finance, Insurance & Real Estate	Senior Secured First Lien Note 12.000%(4) (5)	12/31/2020	6,105,000	6,105,000	6,105,000	0.8%
		Preferred Equity (4) (7)		—	1,526,250	1,526,250	0.2%
				6,105,000	7,631,250	7,631,250
FKI Security Group, LLC	Capital Equipment	Senior Secured First Lien Term Loan LIBOR + 8.500%, 1.000% Floor(3) (4)	3/30/2020	11,937,500	11,937,500	12,088,629	1.6%
				11,937,500	11,937,500	12,088,629
Frontier Communications Corp.	Telecommunications	Senior Secured First Lien Note 10.500%(6) (9) (13)	9/15/2022	2,000,000	2,000,000	2,107,500	0.3%
				2,000,000	2,000,000	2,107,500
Gastar Exploration Inc.	Energy: Oil & Gas	Senior Secured First Lien Note 8.625%(9) (13)	5/15/2018	5,400,000	5,405,735	5,325,750	0.7%
				5,400,000	5,405,735	5,325,750
Genex Holdings, Inc.(11)	Banking, Finance, Insurance & Real Estate	Senior Secured Second Lien Term Loan LIBOR + 7.750%, 1.000% Floor(3)	5/30/2022	9,500,000	9,525,097	9,500,000	1.2%
				9,500,000	9,525,097	9,500,000
GK Holdings, Inc.	Services: Business	Senior Secured Second Lien Term Loan LIBOR + 9.500%, 1.000% Floor(3)	1/30/2022	10,000,000	10,000,000	10,200,000	1.3%
				10,000,000	10,000,000	10,200,000
Green Field Energy Services, Inc.	Energy: Oil & Gas	Senior Secured First Lien Note 13.000%(4) (9) (12)	11/15/2016	766,615	754,615	157,156	0.0%
		Warrants (4) (7)		—	29,000	—	0.0%
				766,615	783,615	157,156

Company(1)	Industry	Type of Investment	Maturity	Par Amount	Cost	Fair Value	% of Net Assets(2)
HBC Holdings LLC	Wholesale	Senior Secured First Lien Term Loan LIBOR + 5.750%, 1.000% Floor(3) (4)	3/30/2020	13,162,500	13,162,500	12,461,860	1.6%
				13,162,500	13,162,500	12,461,860
Heligear Acquisition Co.	Aerospace & Defense	Senior Secured First Lien Note 10.250%(4) (9)	10/15/2019	15,000,000	15,000,000	15,785,550	2.0%
				15,000,000	15,000,000	15,785,550
Hill International, Inc.	Construction & Building	Senior Secured First Lien Term Loan LIBOR + 6.750%, 1.000% Floor(3) (4) (17)	9/28/2020	16,617,500	16,617,500	16,617,500	2.2%
				16,617,500	16,617,500	16,617,500
Holland Acquisition Corp.	Energy: Oil & Gas	Senior Secured First Lien Term Loan LIBOR + 9.000%, 1.000% Floor(3)	5/29/2018	4,515,605	4,482,170	2,791,682	0.4%
				4,515,605	4,482,170	2,791,682
Hylan Datacom & Electrical LLC	Construction & Building	Senior Secured First Lien Term Loan LIBOR + 7.500%, 1.000% Floor(3) (4)	7/25/2021	15,799,862	15,799,862	15,799,862	2.0%
				15,799,862	15,799,862	15,799,862
Ignite Restaurant Group, Inc.	Hotel, Gaming & Leisure	Senior Secured First Lien Term Loan LIBOR + 7.000%, 1.000% Floor(3)	2/13/2019	8,385,496	8,316,629	8,009,658	1.0%
				8,385,496	8,316,629	8,009,658
IHS Intermediate, Inc.	Services: Business	Senior Secured Second Lien Term Loan LIBOR + 8.250%, 1.000% Floor(3)	7/20/2022	25,000,000	25,000,000	25,163,250	3.3%
				25,000,000	25,000,000	25,163,250
Impact Sales, LLC	Services: Business	Senior Secured First Lien Term Loan LIBOR + 7.000%, 1.000% Floor(3) (4) (5)	12/30/2021	4,687,500	4,687,500	4,687,500	0.6%
				4,687,500	4,687,500	4,687,500
Interface Security Systems Holdings, Inc.	Services: Consumer	Senior Secured First Lien Note 9.250%(9)	1/15/2018	3,417,000	3,434,380	3,404,186	0.4%
				3,417,000	3,434,380	3,404,186
Invision Diversified, LLC	Services: Business	Senior Secured First Lien Term Loan LIBOR + 9.000%, 1.000% Floor(3) (4) (17)	6/30/2020	24,491,435	24,491,435	24,807,130	3.2%
				24,491,435	24,491,435	24,807,130
IronGate Energy Services, LLC	Energy: Oil & Gas	Senior Secured First Lien Note 11.000%(9) (12)	7/1/2018	3,000,000	2,973,811	975,000	0.1%
				3,000,000	2,973,811	975,000
Isola USA Corp.(11)	High Tech Industries	Senior Secured First Lien Term Loan LIBOR + 8.250%, 1.000% Floor(3)	11/29/2018	5,493,504	5,551,082	5,113,299	0.7%
				5,493,504	5,551,082	5,113,299
Jordan Reses Supply Company, LLC	Healthcare & Pharmaceuticals	Senior Secured Second Lien Term Loan LIBOR + 11.000%, 1.000% Floor(3) (4)	4/24/2020	5,000,000	5,000,000	5,050,000	0.7%
				5,000,000	5,000,000	5,050,000
Liquidnet Holdings, Inc.	Banking, Finance, Insurance & Real Estate	Senior Secured First Lien Term Loan LIBOR + 6.750%, 1.000% Floor(3)	5/22/2019	6,125,000	6,075,286	6,160,586	0.8%
				6,125,000	6,075,286	6,160,586
Livingston International Inc.(11)	Transportation: Cargo	Senior Secured Second Lien Term Loan LIBOR + 8.250%, 1.250% Floor(3) (6)	4/17/2020	2,658,504	2,655,528	2,532,757	0.3%
				2,658,504	2,655,528	2,532,757
Loar Group Inc.	Aerospace & Defense	Senior Secured Second Lien Term Loan LIBOR + 9.250%, 1.000% Floor(8)	7/12/2022	15,000,000	15,000,000	15,450,000	2.0%
				15,000,000	15,000,000	15,450,000
LSF9 Atlantis Holdings, LLC	Retail	Senior Secured First Lien Term Loan LIBOR + 9.000%, 1.000% Floor(3) (4)	1/15/2021	9,625,000	9,546,319	9,739,634	1.3%
				9,625,000	9,546,319	9,739,634

Company(1)	Industry	Type of Investment	Maturity	Par Amount	Cost	Fair Value	% of Net Assets(2)
LTCG Holdings Corp.	Banking, Finance, Insurance & Real Estate	Senior Secured First Lien Term Loan LIBOR + 5.000%, 1.000% Floor(3)	6/6/2020	2,838,571	2,829,766	2,664,170	0.3%
				2,838,571	2,829,766	2,664,170
Miller Heiman, Inc.	Services: Business	Senior Secured First Lien Term Loan LIBOR + 6.000%, 1.000% Floor(3) (12)	9/30/2019	23,593,750	23,593,750	12,976,563	1.7%
				23,593,750	23,593,750	12,976,563
Nathan's Famous, Inc.	Beverage & Food	Senior Secured First Lien Note 10.000%(13)	3/15/2020	7,000,000	7,000,000	7,612,500	1.0%
				7,000,000	7,000,000	7,612,500
Nation Safe Drivers Holdings, Inc.	Banking, Finance, Insurance & Real Estate	Senior Secured Second Lien Term Loan LIBOR + 8.000%, 2.000% Floor(3) (4)	9/29/2020	20,676,479	20,676,479	20,883,243	2.7%
				20,676,479	20,676,479	20,883,243
New Media Holdings II LLC	Media: Advertising, Printing & Publishing	Senior Secured First Lien Term Loan LIBOR + 6.250%, 1.000% Floor(3)	6/4/2020	18,043,921	18,029,645	18,043,921	2.3%
				18,043,921	18,029,645	18,043,921
Novetta Solutions, LLC	High Tech Industries	Senior Secured Second Lien Term Loan LIBOR + 8.500%, 1.000% Floor(3)	10/16/2023	11,000,000	10,905,938	10,499,170	1.4%
				11,000,000	10,905,938	10,499,170
Nuspire, LLC	High Tech Industries	Senior Secured First Lien Term Loan LIBOR + 6.500%, 1.000% Floor(3) (4) (5)	11/8/2021	—	—	—	0.0%
		Senior Secured First Lien Term Loan LIBOR + 6.500%, 1.000% Floor(3) (4)	11/8/2022	6,310,000	6,310,000	6,310,000	0.8%
				6,310,000	6,310,000	6,310,000
Omnitracs, Inc.	Telecommunications	Senior Secured Second Lien Term Loan LIBOR + 7.750%, 1.000% Floor(3)	5/25/2021	7,000,000	7,010,819	6,763,750	0.9%
				7,000,000	7,010,819	6,763,750
Oxford Mining Company, LLC	Metals & Mining	Senior Secured First Lien Term Loan LIBOR + 8.500%, 0.750% Floor, 3.000% PIK(3) (4)	12/31/2018	20,756,843	20,756,842	20,518,139	2.7%
				20,756,843	20,756,842	20,518,139
Path Medical, LLC	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loan LIBOR + 9.500%, 1.000% Floor(4) (8)	10/11/2021	16,195,000	15,560,824	15,542,666	2.0%
		Warrants (4) (7)		—	669,709	669,709	0.1%
				16,195,000	16,230,533	16,212,375
Payless Inc.	Retail	Senior Secured Second Lien Term Loan LIBOR + 7.500%, 1.000% Floor(3)	3/11/2022	6,000,000	6,014,579	900,000	0.1%
				6,000,000	6,014,579	900,000
Preferred Proppants, LLC(11)	Construction & Building	Senior Secured First Lien Term Loan LIBOR + 5.750%, 1.000% Floor(3)	7/27/2020	3,979,645	2,738,781	3,357,825	0.4%
				3,979,645	2,738,781	3,357,825
Press Ganey Holding, Inc(11)	Healthcare & Pharmaceuticals	Senior Secured Second Lien Term Loan LIBOR + 7.250%, 1.000% Floor(3)	10/21/2024	6,500,000	6,473,059	6,472,505	0.8%
				6,500,000	6,473,059	6,472,505
PT Network, LLC	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loan LIBOR + 6.500%, 1.000% Floor(3) (4) (5)	11/30/2021	4,833,334	4,833,334	4,833,334	0.6%
				4,833,334	4,833,334	4,833,334
Reddy Ice Corporation	Beverage & Food	Senior Secured Second Lien Term Loan LIBOR + 9.500%, 1.250% Floor(4) (8)	11/1/2019	2,000,000	2,000,000	1,720,000	0.2%
				2,000,000	2,000,000	1,720,000
Research Now Group, Inc.	Services: Business	Senior Secured Second Lien Term Loan LIBOR + 8.750%, 1.000% Floor(3)	3/18/2022	15,000,000	15,000,000	14,983,200	1.9%

Company(1)	Industry	Type of Investment	Maturity	Par Amount	Cost	Fair Value	% of Net Assets(2)
				15,000,000	15,000,000	14,983,200
Response Team Holdings, LLC	Construction & Building	Preferred Equity 12% PIK(4) (6) (12)		—	3,384,734	967,238	0.1%
		Warrants (4) (6) (7)		—	257,407	—	0.0%
				—	3,642,141	967,238
Rhombus Cinema Holdings, LP	Media: Diversified & Production	Preferred Equity 10.000% PIK(4) (6)		—	4,584,207	5,051,193	0.7%
		Equity (4) (6) (7)		—	3,162,793	3,162,793	0.4%
				—	7,747,000	8,213,986
School Specialty, Inc.	Wholesale	Senior Secured First Lien Term Loan LIBOR + 8.500%, 1.000% Floor(3)	6/11/2019	9,198,434	9,169,670	9,198,434	1.2%
				9,198,434	9,169,670	9,198,434
Ship Supply Acquisition Corporation	Services: Business	Senior Secured First Lien Term Loan LIBOR + 8.000%, 1.000% Floor(3) (4)	7/31/2020	23,437,500	23,437,500	22,970,391	3.0%
				23,437,500	23,437,500	22,970,391
Sizzling Platter, LLC	Hotel, Gaming & Leisure	Senior Secured First Lien Term Loan LIBOR + 7.500%, 1.000% Floor(3)	4/28/2020	15,000,000	15,000,000	15,091,200	2.0%
				15,000,000	15,000,000	15,091,200
SMART Financial Operations, LLC	Retail	Senior Secured First Lien Term Loan LIBOR + 10.000%, 1.000% Floor(3) (4) (5)	11/22/2021	3,700,000	3,700,000	3,700,000	0.5%
		Equity (4) (7)		—	1,000,000	1,000,000	0.1%
				3,700,000	4,700,000	4,700,000
Southwest Dealer Services, Inc.	Automotive	Senior Secured First Lien Term Loan LIBOR + 6.000%, 1.000% Floor(3) (4) (17)	3/16/2020	2,538,823	2,538,823	2,535,878	0.3%
				2,538,823	2,538,823	2,535,878
Survey Sampling International, LLC	Services: Business	Senior Secured Second Lien Term Loan LIBOR + 9.000%, 1.000% Floor(3)	12/16/2021	24,000,000	24,000,000	24,000,000	3.1%
				24,000,000	24,000,000	24,000,000
Techniplas, LLC	Automotive	Senior Secured First Lien Note 10.000%(9)	5/1/2020	6,000,000	6,000,000	5,218,500	0.7%
				6,000,000	6,000,000	5,218,500
The Garretson Resolution Group, Inc.	Services: Business	Senior Secured First Lien Term Loan LIBOR + 6.500%, 1.000% Floor(3)	5/22/2021	9,625,000	9,587,577	9,663,115	1.2%
				9,625,000	9,587,577	9,663,115
Touchtunes Interactive Networks, Inc.	Media: Diversified & Production	Senior Secured Second Lien Term Loan LIBOR + 8.250%, 1.000% Floor(3)	5/27/2022	7,500,000	7,500,000	7,519,800	1.0%
				7,500,000	7,500,000	7,519,800
Transocean Phoenix 2 Ltd.	Energy: Oil & Gas	Senior Secured First Lien Note 7.750%(4) (9) (13)	10/15/2024	7,500,000	7,387,506	7,919,325	1.0%
				7,500,000	7,387,506	7,919,325
TravelCLICK, Inc.(11)	Hotel, Gaming & Leisure	Senior Secured Second Lien Term Loan LIBOR + 7.750%, 1.000% Floor(3)	11/6/2021	6,000,000	5,935,400	5,899,740	0.8%
				6,000,000	5,935,400	5,899,740
Truco Enterprises, LP	Beverage & Food	Senior Secured First Lien Term Loan 8.240% Fixed(4) (8)	4/26/2021	9,949,580	9,949,580	9,949,580	1.3%
				9,949,580	9,949,580	9,949,580
True Religion Apparel, Inc.	Retail	Senior Secured Second Lien Term Loan LIBOR + 10.000%, 1.000% Floor(3)	1/30/2020	4,000,000	3,899,083	—	0.0%
				4,000,000	3,899,083	—
U.S. Auto Sales, Inc.	Banking, Finance, Insurance & Real Estate	Senior Secured Second Lien Term Loan LIBOR + 11.750%, 1.000% Floor(4) (8) (17)	6/5/2020	5,500,000	5,500,000	5,452,095	0.7%
				5,500,000	5,500,000	5,452,095
U.S. Well Services, LLC	Energy: Oil & Gas	Warrants (7)		—	173	—	0.0%

Company(1)	Industry	Type of Investment	Maturity	Par Amount	Cost	Fair Value	% of Net Assets(2)
				—	173	—
Valence Surface Technologies, Inc.	Aerospace & Defense	Senior Secured First Lien Term Loan LIBOR + 5.500%, 1.000% Floor(4) (8)	6/13/2019	3,499,128	3,486,054	3,388,590	0.4%
				3,499,128	3,486,054	3,388,590
Velocity Pooling Vehicle, LLC	Automotive	Senior Secured Second Lien Term Loan LIBOR + 7.250%, 1.000% Floor(3) (4)	5/13/2022	20,625,000	18,591,706	10,996,425	1.4%
				20,625,000	18,591,706	10,996,425
Verso Corporation	Media: Advertising, Printing & Publishing	Common Stock (7) (15)		—	2,238,108	1,262,666	0.2%
				—	2,238,108	1,262,666
VOYA CLO 2016-2, LTD.	Multi-Sector Holdings	Subordinated Note 16.185% effective yield(6) (9) (10)	7/19/2028	22,842,661	19,918,800	20,551,542	2.7%
				22,842,661	19,918,800	20,551,542
Watermill-QMC Midco, Inc.	Automotive	Partnership Interest (4) (6) (7)		—	850,136	1,102,626	0.1%
				—	850,136	1,102,626
Z Gallerie, LLC	Retail	Senior Secured First Lien Term Loan LIBOR + 6.500%, 1.000% Floor(4) (8)	10/8/2020	4,682,646	4,645,211	4,682,647	0.6%
				4,682,646	4,645,211	4,682,647

Total non-controlled/non-affiliated investments					$921,626,572	$885,400,856	114.5%
Controlled/affiliated investments – 9.5%(16)
Capstone Nutrition	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loan LIBOR + 12.500%, 1.000% Floor, PIK(4) (8) (12)	4/28/2019	25,327,876	22,770,855	16,246,819	2.1%
		Common Stock (4) (7)		—	300,002	—	0.0%
		Common Stock, Class B (4) (7)		—	9	—	0.0%
		Common Stock, Class C (4) (7)		—	—	—	0.0%
				25,327,876	23,070,866	16,246,819
MCM Capital Office Park Holdings LLC	Banking, Finance, Insurance & Real Estate	Equity (6) (7)		—	7,500,000	7,500,000	1.0%
				—	7,500,000	7,500,000
Nomida LLC	Construction & Building	Equity (6) (7)		—	5,400,000	5,400,000	0.7%
		Senior Secured First Lien Term Loan 10.000%(6)	12/1/2020	8,100,000	8,100,000	8,100,000	1.0%
				8,100,000	13,500,000	13,500,000
Sierra Senior Loan Strategy JV I LLC(5)(6)	Multi-Sector Holdings	Equity		60,785,000	60,785,000	60,496,647	7.8%
				60,785,000	60,785,000	60,496,647
Total controlled/affiliated investments					$104,855,866	$97,743,466	12.6%
Money market fund – 3.0%
Federated Institutional Prime Obligations Fund(15)		Money Market 0.49%		22,966,981	22,966,981	22,966,981	3.0%
Total money market fund					$22,966,981	$22,966,981	3.0%
Derivative Instrument - Long Exposure					Notional Amount	Unrealized Appreciation (Depreciation)
Total return swap with Citibank, N.A. (Note 5)		Total Return Swap			227,513,679	(13,647,330)
					$227,513,679	$(13,647,330)
___________________________________

(1)	All of the Company's investments are domiciled in the United States except for Atrium Innovations, Inc. and Livingston International, Inc., which are domiciled in Canada.
(2)	Percentage is based on net assets of $773,113,087 as of December 31, 2016.
(3)
The interest rate on these loans is subject to a base rate plus 3 Month “3M” LIBOR, which at December 31, 2016 was 1.00%. As the interest rate is subject to a minimum LIBOR floor which was greater than the 3M LIBOR rate at December 31, 2016, the prevailing rate in effect at December 31, 2016 was the base rate plus the LIBOR floor.

(4)	An affiliated Company that is managed by an affiliate of SIC Advisors LLC also holds an investment in this security.
(5)	The investment has an unfunded commitment as of December 31, 2016. For further details (see Note 11). Fair value includes an analysis of the unfunded commitment.
(6)
The investment is not a qualifying asset under Section 55 of the Investment Company Act of 1940 (the "1940 Act"), as amended. Non-qualifying assets represent 22.4% of the Company's portfolio at fair value.

(7)	Security is non-income producing.
(8)
The interest rate on these loans is subject to a base rate plus 1 Month "1M" LIBOR, which at December 31, 2016 was 0.77%. As the interest rate is subject to a minimum LIBOR floor which was greater than the 1M LIBOR rate at December 31, 2016, the prevailing rate in effect at December 31, 2016 was the base rate plus the LIBOR floor.

(9)
Securities are exempt from registration under Rule 144A of the Securities Act of 1933. These securities represent a fair value of $113,438,688 or 14.7% of net assets as of December 31, 2016 and are considered restricted.

(10)
This investment is in the equity class of a collateralized loan obligation ("CLO") security. The CLO equity investments are entitled to recurring distributions which are generally equal to the excess cash flow generated from the underlying investments after payment of the contractual payments to debt holders and fund expenses. The current estimated yield is based on the current projections of this excess cash flow taking into account assumptions which have been made regarding expected prepayments, losses and future reinvestment rates. These assumptions are periodically reviewed and adjusted. Ultimately, the actual yield may be higher or lower than the estimated yield if actual results differ from those used for the assumptions.

(11)
Security is also held in the underlying portfolio of the total return swap with Citibank, N.A. (see Note 5) or the Sierra Senior Loan Strategy JV I LLC portfolio (see Note 3). The Company's total exposure to Astro AB Borrower, APCO Holdings, Inc., Inc., Asurion LLC, ConvergeOne Holdings Corp., Genex Holdings, Inc., Isola USA Corp., Livingston International, Inc., Preferred Sands Holding Company, LLC, Press Ganey Holdings, and TravelCLICK, Inc. is $7,020,932 or 0.9%, 9,123,869 or 1.2%, $8,082,500 or 1.0%, $14,962,500 or 1.9%, $12,427,662 or 1.6%, $8,708,549 or 1.1%, $4,502,200 or 0.6%, $6,199,301 or 0.8%, $15,930,005 or 2.1%, and $10,585,217 or 1.4%, respectively, of Net Assets as of December 31, 2016.

(12)	The investment was on non-accrual status as of December 31, 2016.
(13)	Represents securities in Level 2 in the ASC 820 table (see Note 4).
(14)
The interest rate on these loans is subject to a base rate plus 6 month "6M" LIBOR, which at December 31, 2016 was 1.32%. As the interest rate is subject to a minimum LIBOR floor which was greater than the 6M LIBOR rate at December 31, 2016, the prevailing rate in effect at December 31, 2016 was the base rate plus the LIBOR floor.

(15)	Represents securities in Level 1 in the ASC 820 table (see Note 4).
(16)
Control Investments are defined by the Investment Company Act of 1940 ("1940 Act") as investments in companies in which the Company owns more than 25% of the voting securities or maintains greater than 50% of the board representation.

(17)	A portion of this investment was sold via a participation agreement

See accompanying notes to consolidated financial statements.

Sierra Income Corporation
Consolidated Schedule of Investments
As of December 31, 2015

Company(1)	Industry	Type of Investment	Maturity	Par Amount	Cost	Fair Value	% of Net Assets(2)
Non-controlled/non-affiliated investments – 127.5%
AAR Intermediate Holdings, LLC	Energy: Oil & Gas	Senior Secured First Lien Term Loans LIBOR + 14.000%, 1.000% Floor(3)(4)(5)	3/30/2019	$11,622,797	$11,082,071	$6,241,367	0.9%
		Warrants to purchase 0.625% of outstanding company equity(4)(6)	3/30/2019	—	790,778	—	—%
				11,622,797	11,872,849	6,241,367
Access Media Holding LLC	Media: Broadcasting & Subscription	Common Stock(4)(6)		—	—	—	—%
		Preferred Equity 12.000%(4)		1,432,412	1,432,413	500,893	0.1%
		Senior Secured First Lien Term Loans 5.000%, 5.000% PIK(4)	7/22/2020	6,678,501	6,678,501	6,678,501	1.0%
				8,110,913	8,110,914	7,179,394
Advanced Diagnostic Holdings LLC	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loans LIBOR + 8.750%, 0.875% Floor(3)(4)	12/11/2020	15,554,250	15,554,250	15,554,250	2.3%
				15,554,250	15,554,250	15,554,250
AESC Holding Corp., Inc.	Retail	Senior Secured Second Lien Term Loans LIBOR + 9.000%, 1.000% Floor(3)(4)	5/27/2019	7,000,000	7,000,000	7,000,000	1.0%
				7,000,000	7,000,000	7,000,000
Alpha Media LLC	Media: Broadcasting & Subscription	Senior Secured First Lien Term Loans LIBOR + 6.500%, 1.000% Floor(8)(9)	4/30/2021	9,179,127	9,179,127	9,179,127	1.4%
				9,179,127	9,179,127	9,179,127
American Beacon Advisors, Inc.(10)	Banking, Finance, Insurance & Real Estate	Senior Secured Second Lien Term Loans LIBOR + 8.750%, 1.000% Floor(9)	4/30/2023	6,000,000	5,886,884	5,937,982	0.9%
				6,000,000	5,886,884	5,937,982
Anaren, Inc.	Aerospace & Defense	Senior Secured Second Lien Term Loans LIBOR + 8.250%, 1.000% Floor(9)	8/18/2021	10,000,000	9,918,443	9,642,999	1.4%
				10,000,000	9,918,443	9,642,999
Aperture Group, LLC	Banking, Finance, Insurance & Real Estate	Senior Secured First Lien Term Loans LIBOR + 6.250%, 1.000% Floor(3)	8/29/2019	2,431,439	2,422,081	2,431,439	0.4%
				2,431,439	2,422,081	2,431,439
Associated Asphalt Partners, LLC	Chemicals, Plastics & Rubber	Senior Secured First Lien Notes 8.500%(7)(11)	2/15/2018	1,778,000	1,785,989	1,786,890	0.3%
				1,778,000	1,785,989	1,786,890
Asurion, LLC(10)	Banking, Finance, Insurance & Real Estate	Senior Secured Second Lien Term Loans LIBOR + 7.500%, 1.000% Floor(9)	3/3/2021	7,000,000	6,942,069	6,100,440	0.9%
				7,000,000	6,942,069	6,100,440

See accompanying notes to consolidated financial statements.

Company(1)	Industry	Type of Investment	Maturity	Par Amount	Cost	Fair Value	% of Net Assets(2)
Atrium Innovations, Inc.(12)	Healthcare & Pharmaceuticals	Senior Secured Second Lien Term Loans LIBOR + 6.750%, 1.000% Floor(9)	8/13/2021	$5,000,000	$4,979,955	$4,256,250	0.6%
				5,000,000	4,979,955	4,256,250
Aviation Technical Services, Inc.	Aerospace & Defense	Senior Secured Second Lien Term Loans LIBOR + 8.500%, 1.000% Floor(3)(4)	3/31/2022	22,500,000	22,500,000	22,500,000	3.3%
				22,500,000	22,500,000	22,500,000
Backcountry.com, LLC	Retail	Senior Secured First Lien Term Loans LIBOR + 7.250%, 1.000% Floor(3)(4)	6/30/2020	35,029,079	35,029,079	34,971,465	5.2%
				35,029,079	35,029,079	34,971,465
Bennu Oil & Gas, LLC	Energy: Oil & Gas	Senior Secured Second Lien Term Loans LIBOR + 8.500%, 1.250% Floor, 2.500% PIK(9)	11/1/2018	5,574,581	5,571,210	1,700,247	0.3%
				5,574,581	5,571,210	1,700,247
Birch Communications, Inc.	Telecommunications	Senior Secured First Lien Term Loans LIBOR + 6.750%, 1.000% Floor(4)(9)	7/18/2020	14,531,250	14,306,446	14,089,203	2.1%
				14,531,250	14,306,446	14,089,203
Black Angus Steakhouses LLC	Hotel, Gaming & Leisure	Senior Secured First Lien Term Loans LIBOR + 9.000%, 1.000% Floor(3)(4)(8)	4/24/2020	21,043,527	21,043,527	20,959,730	3.1%
				21,043,527	21,043,527	20,959,730
Brundage-Bone Concrete Pumping, Inc.	Construction & Building	Senior Secured First Lien Notes 10.375%(7)	9/1/2021	7,500,000	7,625,073	7,428,542	1.1%
				7,500,000	7,625,073	7,428,542
Capstone Nutrition	Healthcare & Pharmaceuticals	Common Stock(4)(6)		—	300,000	—	—%
		Common Stock, Class B(4)(6)		—	9	9	—%
		Common Stock, Class C(4)(6)		—	—	—	—%
		Senior Secured First Lien Term Loans LIBOR + 11.500%, 1.000% Floor, 1.000% PIK(4)(9)	4/28/2019	18,702,625	18,702,625	13,839,943	2.1%
				18,702,625	19,002,634	13,839,952
Charming Charlie, Inc.	Retail	Senior Secured First Lien Term Loans LIBOR + 8.000%, 1.000% Floor(9)	12/24/2019	8,855,113	8,870,568	8,323,648	1.2%
				8,855,113	8,870,568	8,323,648
Collective Brands Finance, Inc.(10)	Retail	Senior Secured Second Lien Term Loans LIBOR + 7.500%, 1.000% Floor(9)	3/11/2022	6,000,000	6,016,708	2,517,288	0.4%
				6,000,000	6,016,708	2,517,288
ContMid Intermediate, Inc.	Automotive	Senior Secured Second Lien Term Loans LIBOR + 9.000%, 1.000% Floor(3)(4)	10/25/2019	27,908,193	27,908,193	27,648,200	4.1%
				27,908,193	27,908,193	27,648,200

See accompanying notes to consolidated financial statements.

Company(1)	Industry	Type of Investment	Maturity	Par Amount	Cost	Fair Value	% of Net Assets(2)
ConvergeOne Holdings Corp.	Telecommunications	Senior Secured Second Lien Term Loans LIBOR + 8.000%, 1.000% Floor(3)(4)	6/17/2021	$12,500,000	$12,395,454	$12,109,427	1.8%
				12,500,000	12,395,454	12,109,427
Cornerstone Chemical Company	Chemicals, Plastics & Rubber	Senior Secured First Lien Notes 9.375%(7)(11)	3/15/2018	2,500,000	2,562,636	2,253,125	0.3%
				2,500,000	2,562,636	2,253,125
CP OpCo, LLC	Services: Consumer	Senior Secured First Lien Term Loans LIBOR + 6.750%, 1.000% Floor(4)(9)	9/30/2020	3,000,000	3,000,000	3,000,000	0.4%
				3,000,000	3,000,000	3,000,000
CRGT, Inc.	High Tech Industries	Senior Secured First Lien Term Loans LIBOR + 6.500%, 1.000% Floor(4)(9)	12/19/2020	4,813,291	4,813,291	4,791,015	0.7%
				4,813,291	4,813,291	4,791,015
DHISCO Electronic Distribution, Inc.	Hotel, Gaming & Leisure	Senior Secured First Lien Term Loans LIBOR + 9.000% PIK, 1.500% Floor(3)(4)	2/10/2018	4,030,023	4,030,023	4,022,550	0.6%
		Senior Secured First Lien Term Loans LIBOR + 9.000%, 1.500% Floor(3)(4) 8)	11/10/2019	19,523,810	19,523,810	19,569,138	2.9%
		Warrants to purchase 4.2% of the outstanding equity(4) 6)	2/10/2018	—	769,231	1,640,082	0.2%
				23,553,833	24,323,064	25,231,770
Drew Marine Partners, LP	Transportation: Cargo	Senior Secured Second Lien Term Loans LIBOR + 7.000%, 1.000% Floor(9)	5/19/2021	10,000,000	10,066,712	9,539,857	1.4%
				10,000,000	10,066,712	9,539,857
Dynamic Energy Services International LLC	Energy: Oil & Gas	Senior Secured First Lien Term Loans LIBOR + 8.500%, 1.000% Floor(4)(13)	3/6/2018	9,125,000	9,125,000	8,841,760	1.3%
				9,125,000	9,125,000	8,841,760
EarthLink, Inc.(12)	Telecommunications	Senior Secured First Lien Notes 7.375%(7)(11)	6/1/2020	2,450,000	2,440,823	2,495,937	0.4%
				2,450,000	2,440,823	2,495,937
First Boston Construction Holdings, LLC	Banking, Finance,	Preferred Equity(4)(6)		—	878,907	878,907	0.1%
	Insurance & Real Estate	Senior Secured First Lien Notes 12.000%(4)(8)	12/31/2020	3,515,625	3,515,625	3,515,629	0.5%
				3,515,625	4,394,532	4,394,536
FKI Security Group LLC	Capital Equipment	Senior Secured First Lien Term Loans LIBOR + 8.500%, 1.000% Floor(3)(4)	3/30/2020	14,812,500	14,812,500	14,479,785	2.1%
				14,812,500	14,812,500	14,479,785
Frontier Communications Corp.(12)	Telecommunications	Senior Secured First Lien Notes 10.250%(7)(11)	9/15/2022	2,000,000	2,000,000	1,992,500	0.3%
				2,000,000	2,000,000	1,992,500

See accompanying notes to consolidated financial statements.

Company(1)	Industry	Type of Investment	Maturity	Par Amount	Cost	Fair Value	% of Net Assets(2)
Gastar Exploration USA, Inc.	Energy: Oil & Gas	Senior Secured First Lien Notes 8.625%(7)(11)	5/15/2018	$5,400,000	$5,409,861	$2,828,250	0.4%
				5,400,000	5,409,861	2,828,250
Genex Holdings, Inc.(10)	Banking, Finance, Insurance & Real Estate	Senior Secured Second Lien Term Loans LIBOR + 7.750%, 1.000% Floor(9)	5/30/2022	9,500,000	9,528,566	9,269,729	1.4%
				9,500,000	9,528,566	9,269,729
GK Holdings, Inc.	Services: Business	Senior Secured Second Lien Term Loans LIBOR + 9.500%, 1.000% Floor(3)	1/20/2022	10,000,000	10,000,000	9,505,351	1.4%
				10,000,000	10,000,000	9,505,351
Green Field Energy Services, Inc.	Energy: Oil & Gas	Senior Secured First Lien Notes 13.000%(4)(5)(7)	11/15/2016	766,616	754,768	157,156	—%
		Warrants/Equity(4)(6)		—	29,000	—	—%
				766,616	783,768	157,156
GTCR Valor Companies, Inc.	High Tech Industries	Senior Secured First Lien Term Loans LIBOR + 5.000%, 1.000% Floor(9)	5/30/2021	2,913,869	2,889,196	2,893,847	0.4%
		Senior Secured Second Lien Term Loans LIBOR + 8.500%, 1.000% Floor(9)	11/30/2021	4,000,000	3,965,863	3,876,807	0.6%
				6,913,869	6,855,059	6,770,654
HBC Holdings, LLC	Wholesale	Senior Secured First Lien Term Loans LIBOR + 5.750%, 1.000% Floor(4)(9)	3/30/2020	14,812,500	14,812,500	14,025,813	2.1%
				14,812,500	14,812,500	14,025,813
Heligear Acquisition Co.	Aerospace & Defense	Senior Secured First Lien Notes 10.250%(4)(7)	10/15/2019	15,000,000	15,000,000	15,209,164	2.3%
				15,000,000	15,000,000	15,209,164
Hill International, Inc.(12)	Construction & Building	Senior Secured First Lien Term Loans LIBOR + 6.750%, 1.000% Floor(4)(9)	9/26/2020	16,787,500	16,787,500	16,524,481	2.5%
				16,787,500	16,787,500	16,524,481
Holland Acquisition Corp.	Energy: Oil & Gas	Senior Secured First Lien Term Loans LIBOR + 9.000%, 1.000% Floor(9)	5/29/2018	4,550,691	4,497,331	3,952,221	0.6%
				4,550,691	4,497,331	3,952,221
Ignite Restaurant Group, Inc.	Hotel, Gaming & Leisure	Senior Secured First Lien Term Loans LIBOR + 7.000%, 1.000% Floor(9)	2/13/2019	9,310,973	9,204,898	9,192,804	1.4%
				9,310,973	9,204,898	9,192,804
IHS Intermediate, Inc.	Services: Business	Senior Secured Second Lien Term Loans LIBOR + 8.250%, 1.000% Floor(9)	7/20/2022	25,000,000	25,000,000	25,000,000	3.7%
				25,000,000	25,000,000	25,000,000
Interface Security Systems, Inc.	Services: Consumer	Senior Secured First Lien Notes 9.250%(7)(11)	1/15/2018	3,417,000	3,449,657	3,348,660	0.5%
				3,417,000	3,449,657	3,348,660

See accompanying notes to consolidated financial statements.

Company(1)	Industry	Type of Investment	Maturity	Par Amount	Cost	Fair Value	% of Net Assets(2)
Invision Diversified, LLC	Services: Business	Senior Secured First Lien Term Loans LIBOR + 8.500%, 1.000% Floor(3)(4)	6/30/2020	$24,875,000	$24,875,000	$24,658,836	3.7%
				24,875,000	24,875,000	24,658,836
IPS Corporation	Wholesale	Senior Secured First Lien Term Loans LIBOR + 6.250%, 1.000% Floor(14)	2/5/2021	9,875,139	9,875,139	9,527,050	1.4%
				9,875,139	9,875,139	9,527,050
IronGate Energy Services, LLC	Energy: Oil & Gas	Senior Secured First Lien Notes 11.000%(7)	7/1/2018	3,000,000	2,968,199	1,639,824	0.2%
				3,000,000	2,968,199	1,639,824
Isola USA Corp.(10)	High Tech Industries	Senior Secured First Lien Term Loans LIBOR + 8.250%, 1.000% Floor(9)	11/29/2018	5,723,899	5,815,211	5,046,729	0.7%
				5,723,899	5,815,211	5,046,729
JAC Holding Corp.	Automotive	Senior Secured First Lien Notes 11.500%(4)(7)	10/1/2019	12,000,000	12,000,000	12,182,259	1.8%
				12,000,000	12,000,000	12,182,259
Jordan Reses Supply Company, LLC	Healthcare & Pharmaceuticals	Senior Secured Second Lien Term Loans LIBOR + 11.000%, 1.000% Floor(3)(4)	4/24/2020	5,000,000	5,000,000	4,996,309	0.7%
				5,000,000	5,000,000	4,996,309
Liquidnet Holdings, Inc.	Banking, Finance, Insurance & Real Estate	Senior Secured First Lien Term Loans LIBOR + 6.750%, 1.000% Floor(9)	5/22/2019	6,475,000	6,404,231	6,266,994	0.9%
				6,475,000	6,404,231	6,266,994
Livingston International, Inc.(10)(12)	Transportation: Cargo	Senior Secured Second Lien Term Loans LIBOR + 7.750%, 1.250% Floor(9)	4/18/2020	2,658,504	2,654,864	2,453,765	0.4%
				2,658,504	2,654,864	2,453,765
LTCG Holdings Corp.	Banking, Finance, Insurance & Real Estate	Senior Secured First Lien Term Loans LIBOR + 5.000%, 1.000% Floor(9)	6/6/2020	2,838,571	2,827,577	2,635,361	0.4%
				2,838,571	2,827,577	2,635,361
Miller Heiman, Inc.	Services: Business	Senior Secured First Lien Term Loans LIBOR + 5.750%, 1.000% Floor(9)	9/30/2019	24,062,500	24,062,500	22,595,225	3.4%
				24,062,500	24,062,500	22,595,225
Nathan’s Famous, Inc.	Beverage & Food	Senior Secured First Lien Notes 10.000%	3/15/2020	7,000,000	7,000,000	7,344,926	1.1%
				7,000,000	7,000,000	7,344,926
Nation Safe Drivers Holdings, Inc.	Banking, Finance, Insurance & Real Estate	Senior Secured Second Lien Term Loans LIBOR + 8.000%, 2.000% Floor(4)(9)	9/29/2020	20,676,479	20,676,479	20,357,441	3.0%
				20,676,479	20,676,479	20,357,441
New Media Holdings II, LLC	Media: Advertising, Printing & Publishing	Senior Secured First Lien Term Loans LIBOR + 6.250%, 1.000% Floor(9)	6/4/2020	18,228,044	18,210,156	17,977,409	2.7%
				18,228,044	18,210,156	17,977,409

See accompanying notes to consolidated financial statements.

Company(1)	Industry	Type of Investment	Maturity	Par Amount	Cost	Fair Value	% of Net Assets(2)
Newpage Corp.	Media: Advertising, Printing & Publishing	Senior Secured First Lien Term Loans LIBOR + 8.250%, 1.250% Floor(5)(9)	2/11/2021	$9,750,000	$9,648,176	$3,503,868	0.5%
				9,750,000	9,648,176	3,503,868
Northern Lights MIDCO, LLC	Banking, Finance, Insurance & Real Estate	Senior Secured First Lien Term Loans LIBOR + 9.500%, 1.500% Floor(3)(4)	11/21/2019	4,523,750	4,523,750	4,588,252	0.7%
				4,523,750	4,523,750	4,588,252
Novetta Solutions LLC	High Tech Industries	Senior Secured Second Lien Term Loans LIBOR + 8.500%, 1.000% Floor(3)	10/15/2023	11,000,000	10,892,695	10,890,000	1.6%
				11,000,000	10,892,695	10,890,000
Omnitracs, Inc.	High Tech Industries	Senior Secured Second Lien Term Loans LIBOR + 7.750%, 1.000% Floor(9)	5/25/2021	7,000,000	7,012,936	6,710,175	1.0%
				7,000,000	7,012,936	6,710,175
Oxford Mining Company, LLC	Metals & Mining	Senior Secured First Lien Term Loans LIBOR + 8.500%, 0.750% Floor, 3.000% PIK(4)(9)	12/31/2018	20,288,028	20,288,028	19,383,182	2.9%
				20,288,028	20,288,028	19,383,182
Physiotherapy Corporation	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loans LIBOR + 4.750%, 1.000% Floor(9)	6/4/2021	7,481,250	7,481,250	7,471,986	1.1%
				7,481,250	7,481,250	7,471,986
Reddy Ice Corporation	Beverage & Food	Senior Secured Second Lien Term Loans LIBOR + 9.500%, 1.250% Floor(4)(9)	11/1/2019	2,000,000	2,000,000	1,548,874	0.2%
				2,000,000	2,000,000	1,548,874
Research Now Group, Inc.	Services: Business	Senior Secured Second Lien Term Loans LIBOR + 8.750%, 1.000% Floor(9)	3/18/2022	15,000,000	15,000,000	14,283,218	2.1%
				15,000,000	15,000,000	14,283,218
Response Team Holdings, LLC	Construction & Building	Preferred Equity 12% PIK(4)	3/28/2019	3,430,847	3,173,440	3,267,264	0.5%
		Senior Secured First Lien Term Loans LIBOR + 8.500%, 2.000% Floor, 1.000% PIK(3)(4)	3/28/2019	16,161,908	16,161,908	16,298,673	2.4%
		Warrants to purchase 3.70% of the outstanding common units(4)(6)		—	257,407	895,051	0.1%
				19,592,755	19,592,755	20,460,988
School Specialty, Inc.	Wholesale	Senior Secured First Lien Term Loans LIBOR + 8.500%, 1.000% Floor(3)	6/11/2019	10,087,334	10,035,592	9,943,063	1.5%
				10,087,334	10,035,592	9,943,063
Ship Supply Acquisition Corporation	Services: Business	Senior Secured First Lien Term Loans LIBOR + 8.000%, 1.000% Floor(3)(4)(8)	7/31/2020	24,687,500	24,687,500	24,687,499	3.7%
				24,687,500	24,687,500	24,687,499

See accompanying notes to consolidated financial statements.

Company(1)	Industry	Type of Investment	Maturity	Par Amount	Cost	Fair Value	% of Net Assets(2)
Sizzling Platter, LLC	Hotel, Gaming & Leisure	Senior Secured First Lien Term Loans LIBOR + 7.500%, 1.000% Floor(9)	4/28/2020	$15,000,000	$15,000,000	$14,865,921	2.2%
				15,000,000	15,000,000	14,865,921
Software Paradigms International Group, LLC	High Tech Industries	Senior Secured First Lien Term Loans LIBOR + 8.000%, 1.000% Floor(4)(8)(9)	5/22/2020	32,098,298	32,098,298	32,044,613	4.8%
				32,098,298	32,098,298	32,044,613
Southwest Dealer Services, Inc.	Automotive	Senior Secured First Lien Term Loans LIBOR + 6.000%, 1.000% Floor(3)(4)	3/16/2020	2,677,738	2,677,738	2,635,463	0.4%
				2,677,738	2,677,738	2,635,463
Survey Sampling International, LLC	Services: Business	Senior Secured Second Lien Term Loans LIBOR + 9.000%, 1.000% Floor(9)	12/16/2021	24,000,000	24,000,000	22,978,470	3.4%
				24,000,000	24,000,000	22,978,470
Techniplas LLC	Automotive	Senior Secured First Lien Notes 10.000%(7)(11)	5/1/2020	6,000,000	6,000,000	4,290,000	0.6%
				6,000,000	6,000,000	4,290,000
The Garretson Resolution Group, Inc.	Services: Business	Senior Secured First Lien Term Loans LIBOR + 6.500%, 1.000% Floor(3)	5/22/2021	9,875,000	9,829,704	9,865,262	1.5%
				9,875,000	9,829,704	9,865,262
TouchTunes Interactive Networks, Inc.	Media: Diversified & Production	Senior Secured Second Lien Term Loans LIBOR + 8.250%, 1.000% Floor(9)	5/29/2022	7,500,000	7,500,000	7,222,625	1.1%
				7,500,000	7,500,000	7,222,625
TravelCLICK, Inc.(10)	Hotel, Gaming & Leisure	Senior Secured Second Lien Term Loans LIBOR + 7.750%, 1.000% Floor(9)	11/6/2021	6,000,000	5,924,246	5,663,438	0.8%
				6,000,000	5,924,246	5,663,438
True Religion Apparel, Inc.	Retail	Senior Secured Second Lien Term Loans LIBOR + 10.000%, 1.000% Floor(13)	1/30/2020	4,000,000	3,875,200	144,856	—%
				4,000,000	3,875,200	144,856
U.S. Auto Sales Inc.	Banking, Finance, Insurance & Real Estate	Senior Secured Second Lien Term Loans LIBOR + 10.500%, 1.000% Floor(3)(4)	6/8/2020	5,500,000	5,500,000	5,402,354	0.8%
				5,500,000	5,500,000	5,402,354
U.S. Well Services, LLC	Energy: Oil & Gas	Warrants(6)	2/21/2019	—	173	—	—%
				—	173	—
Valence Surface Technologies, Inc.	Aerospace & Defense	Senior Secured First Lien Term Loans LIBOR + 5.500%, 1.000% Floor(9)	6/13/2019	4,682,801	4,658,352	4,516,541	0.7%
				4,682,801	4,658,352	4,516,541
Velocity Pooling Vehicle, LLC	Automotive	Senior Secured Second Lien Term Loans LIBOR + 7.250%, 1.000% Floor(4)(9)	5/14/2022	20,625,000	18,245,261	14,441,745	2.1%
				20,625,000	18,245,261	14,441,745
 See accompanying notes to consolidated financial statements.

Company(1)	Industry	Type of Investment	Maturity	Par Amount	Cost	Fair Value	% of Net Assets(2)
Vestcom International, Inc.	Services: Business	Senior Secured Second Lien Term Loans LIBOR + 7.750%, 1.000% Floor(13)	9/30/2022	$5,000,000	$5,000,000	$4,947,615	0.7%
				5,000,000	5,000,000	4,947,615
Watermill-QMC Midco, Inc.	Automotive	Equity(4)(6)		—	514,195	661,630	0.1%
		Senior Secured First Lien Term Loans 12.000%, 1.000% PIK(4)	6/30/2020	26,657,799	26,657,799	26,683,851	4.0%
				26,657,799	27,171,994	27,345,481
YP LLC(10)	Media: Advertising, Printing & Publishing	Senior Secured First Lien Term Loans LIBOR + 6.750%, 1.250% Floor(9)	6/4/2018	3,130,435	3,153,210	3,091,531	0.5%
				3,130,435	3,153,210	3,091,531
Z Gallerie, LLC	Retail	Senior Secured First Lien Term Loans LIBOR + 6.500%, 1.000% Floor(13)	10/8/2020	4,730,307	4,684,722	4,688,655	0.7%
				4,730,307	4,684,722	4,688,655
Total non-controlled/non-affiliated investments					$911,640,087	$859,500,211	127.5%
Controlled/affiliated investments(15) – 7.1%(1)(2)
Nomida LLC	Construction &	Equity(6)		—	5,400,000	5,400,000	0.8%
	Building	Senior Secured First Lien Term Loans 10.000%	12/1/2020	8,100,000	8,100,000	8,100,042	1.2%
				8,100,000	13,500,000	13,500,042
Sierra Senior Loan Strategy JV I LLC	Multi-Sector Holdings	Equity		34,272,500	34,272,500	34,362,191	5.1%
				34,272,500	34,272,500	34,362,191
Total controlled/affiliated investments					$47,772,500	$47,862,233	7.1%
Money market fund – 2.3%
Federated Prime Obligations Fund		Money Market 0.01%		$15,456,069	$15,456,069	$15,456,069	2.3%
Total money market fund					$15,456,069	$15,456,069	2.3%
Derivative Instrument - Long Exposure					Notional Amount	Unrealized Appreciation (Depreciation)
Total return swap with Citibank, N.A. (Note 5)		Total Return Swap			$206,455,990	$(27,365,819)
					$206,455,990	$(27,365,819)

See accompanying notes to consolidated financial statements.

___________________________________

(1)	All of the Company’s investments are domiciled in the United States except for Atrium Innovations, Inc. and Livingston International, Inc. which are domiciled in Canada.

(2)	Percentage is based on net assets of $674,124,099 as of December 31, 2015.

(3)
The interest rate on these loans is subject to a base rate plus 1 Month (“1M”) LIBOR, which at December 31, 2015 was 0.43%. As the interest rate is subject to a minimum LIBOR floor which was greater than the 1M LIBOR rate at December 31, 2015, the prevailing rate in effect at December 31, 2015 was the base rate plus the LIBOR floor.

(4)	An affiliated fund that is managed by an affiliate of SIC Advisors LLC also holds an investment in this security.

(5)	The investment was on non-accrual status as of December 31, 2015. Security is non-income producing.

(6)
Securities are exempt from registration under Rule 144A of the Securities Act of 1933. These securities represent a fair value of $55,612,309 and 14.8% of net assets as of December 31, 2015 and are considered restricted.

(7)	The investment has an unfunded commitment as of December 31, 2015. For further details see Note 11. Fair value includes an analysis of the unfunded commitment.

(8)
The interest rate on these loans is subject to a base rate plus 3 Month (“3M”) LIBOR, which at December 31, 2015 was 0.61%. As the interest rate is subject to a minimum LIBOR floor which was greater than the 3M LIBOR rate at December 31, 2015, the prevailing rate in effect at December 31, 2015 was the base rate plus the LIBOR floor.

(9)
Security is also held in the underlying portfolio of the total return swap with Citibank, N.A. (see Note 5). The Company’s total exposure to American Beacon Advisors, Inc., Asurion, LLC, Collective Brands Finance, Inc., Genex Holdings, Inc., Isola USA Corp., Livingston International, Inc., TravelCLICK, Inc., and YP LLC is $6,930,495 or 1.0%, $10,824,121 or 1.6%, $8,405,126 or 1.2%, $12,227,341 or 1.8%, $8,814,354 or 1.3%, $4,423,208 or 0.7%, $15,382,512 or 2.3%, $6,245,444 or 0.9%, respectively, of Net Assets as of December 31, 2016.

(10)	Represents securities in Level 2 in the ASC 820 table (see Note 4).

(11)	The investment is not a qualifying asset under Section 55 of the Investment Company Act of 1940, as amended. Non-qualifying assets represent 4.1% of the Company’s portfolio at fair value.

(12)
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

SIERRA INCOME CORPORATION
Notes to Consolidated Financial Statements
December 31, 2016
Note 1. Organization

Sierra Income Corporation (the “Company”) was incorporated under the general corporation laws of the State of Maryland on June 13, 2011 and formally commenced operations on April 17, 2012. The Company is an externally managed, non-diversified closed-end management investment company that has elected to be treated as a business development company (“BDC”) under the Investment Company Act of 1940 (the "1940 Act"). The Company is externally managed by SIC Advisors LLC (“SIC Advisors”), a registered investment adviser under the Investment Advisers Act of 1940, as amended (the “Advisers Act”). SIC Advisors is a majority owned subsidiary of Medley LLC, which is controlled by Medley Management Inc., a publicly traded asset management firm (NYSE: MDLY), which in turn is controlled by Medley Group LLC, an entity wholly-owned by the senior professionals of Medley LLC. The term “Medley” refers to the collective activities of Medley Capital LLC, Medley LLC, Medley Management Inc., Medley Group LLC, SIC Advisors, associated investment funds and their respective affiliates. The Company has elected and intends to continue to qualify to be treated for U.S. federal income tax purposes as a regulated investment company (“RIC”) under subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”). The Company’s fiscal year-end is December 31st.
On April 17, 2012, the Company successfully reached its minimum escrow requirement and officially commenced operations by issuing 1,108,033 shares of common stock to SIC Advisors for gross proceeds of $10,000,000. The Company’s offering period is currently scheduled to terminate on April 17, 2018, unless further extended. As of December 31, 2016, the Company has sold a total of 94,666,418 shares of common stock, which includes shares issued as part of the distribution reinvestment plan (see Note 13), for total proceeds of $975 million, which includes the shares sold to SIC Advisors. The proceeds from the issuance of common stock are presented in the Company’s consolidated statements of changes in net assets and consolidated statements of cash flows and are presented net of selling commissions and dealer manager fees.
On August 15, 2013, the Company formed Arbor Funding LLC ("Arbor"), a wholly-owned financing subsidiary (see Note 5).
On June 18, 2014, the Company formed Alpine Funding LLC ("Alpine"), a wholly-owned financing subsidiary (see Note 6).
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

Note 2. Significant Accounting Policies
Basis of Presentation
The Company follows the accounting and reporting guidance in the Financial Accounting Standards Board Accounting Standards Codification ("ASC") Topic 946 - Financial Services, Investment Companies ("ASC 946"). The accompanying consolidated financial statements have been prepared on the accrual basis of accounting in conformity with U.S. generally accepted accounting principles (“GAAP”) and includes the accounts of the Company and its wholly-owned subsidiaries, Alpine, Arbor, and the Taxable Subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. All references made to the “Company,” “we,” and “us” herein include Sierra Income Corporation and its consolidated subsidiaries, except as stated otherwise.
Additionally, the accompanying consolidated financial statements of the Company and related financial information have been prepared pursuant to the requirements for reporting on Form 10-K and Article 6 of Regulation S-X. In the opinion of management, the audited financial results included herein contain all adjustments and reclassifications, which are of a normal recurring nature, that are necessary for the fair presentation of financial statements for the periods included herein.
Cash and Cash Equivalents
The Company considers cash equivalents to be highly liquid investments or investments with original maturities of three months or less. Cash and cash equivalents include deposits in a money market account. The Company deposits its cash in major United States financial institutions which, at times, may be in excess of the Federal Deposit Insurance Corporation insurance limits.

Offering Costs
Offering costs incurred directly by the Company are expensed in the period incurred. See Note 7 regarding offering costs paid for by SIC Advisors and any related reimbursements by the Company.
Use of Estimates in the Preparation of Financial Statements
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates
Deferred Financing Costs
Financing costs, incurred in connection with the Company’s credit facilities (see Note 6), are deferred and amortized over the life of each facility, respectively.
Indemnification
In the normal course of business, the Company enters into contractual agreements that provide general indemnifications against losses, costs, claims and liabilities arising from the performance of individual obligations under such agreements. The Company has had no claims or payments pursuant to such agreements. The Company’s individual maximum exposure under these arrangements is unknown, as this would involve future claims that may be made against the Company that have not yet occurred. However, based on management’s experience, the Company expects the risk of loss to be remote.
Revenue Recognition
Interest income, adjusted for amortization of premiums and accretion of discounts, is recorded on an accrual basis. The Company records amortized or accreted discounts or premiums as interest income using the effective interest method. Dividend income, which represents dividends from equity investments and distributions from subsidiaries, if any, is recognized on an accrual basis to the extent that the Company expects to collect such amount.
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
The Company holds debt investments that contain a payment-in-kind (“PIK”) interest provision. PIK interest, which represents contractually deferred interest added to the investment balance that is generally due at maturity, is recorded on the accrual basis to the extent such amounts are expected to be collected. PIK interest is not accrued if the Company does not expect the issuer to be able to pay all principal and interest when due. For the years ended December 31, 2016, 2015 and 2014 the Company earned $3,230,135, $2,973,290 and $382,780 in PIK interest, respectively.
Investment transactions are accounted for on a trade-date basis. Realized gains or losses on investments are measured by the difference between the net proceeds from the disposition and the amortized cost basis of investment, without regard to unrealized gains or losses previously recognized. During the years ended December 31, 2016 and 2015, the Company recognized $15,548,224 and $0 in realized losses related to certain non-cash restructuring transactions, which is recorded on the consolidated statements of operations as a component of net realized gain/(loss) from non-controlled/non-affiliated investments. The Company reports changes in fair value of investments that are measured at fair value as a component of the net change in unrealized appreciation/(depreciation) on investments in the consolidated statements of operations. For total return swap transactions (see Note 5), periodic payments are received or made at the end of each settlement period, but prior to settlement are recorded as realized gains or losses on total return swap in the consolidated statements of operations.
Management reviews all loans that become 90 days or more past due on principal and interest or when there is reasonable doubt that principal or interest will be collected for possible placement on management's designation of non-accrual status. Accrued interest is generally reserved when a loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment regarding collectability. Non-accrual loans are restored to accrual status when past due principal and interest is paid and, in management’s judgment, are likely to remain current, although the Company may make exceptions to this general rule if the loan has sufficient collateral value and is in the process of collection. As of December 31, 2016, seven portfolio investments were on non-accrual status with a cost of $57,135,673 and a fair value of $35,022,807 or 3.56% of the fair value of the Company's portfolio. As of December 31, 2015, three portfolio investments were on non-accrual status with a cost of $21,485,015 and a fair value of $9,902,391 or 1.09% of the fair value of the Company's portfolio.

Interest income from investments in the “equity” class of a CLO security (typically subordinated notes) is recorded based upon an estimation of an effective yield to expected maturity utilizing assumed cash flows in accordance with ASC 325-40, Beneficial Interests in Securitized Financial Assets. The Company monitors the expected cash flows from these investments, including the expected residual payments, and the effective yield is determined and updated periodically.
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
Investments for which market quotations are readily available are valued at such market quotations, which are generally obtained from an independent pricing service or multiple broker-dealers or market makers. The Company weighs the use of third-party broker quotations, if any, in determining fair value based on management's understanding of the level of actual transactions used by the broker to develop the quote and whether the quote was an indicative price or binding offer. However, debt investments with remaining maturities within 60 days that are not credit impaired are valued at cost plus accreted discount, or minus amortized premium, which approximates fair value. Investments for which market quotations are not readily available are valued at fair value as determined by the Company’s board of directors based upon input from management and third party valuation firms. Because these investments are illiquid and because there may not be any directly comparable companies whose financial instruments have observable market values, these loans are valued using a fundamental valuation methodology, consistent with traditional asset pricing standards, that is objective and consistently applied across all loans and through time.
Investments in investment companies are valued at fair value. Fair values are generally determined utilizing the net asset value ("NAV") supplied by, or on behalf of, management of each investment company, which is net of management and incentive fees or allocations charged by the investment company and is in accordance with the "practical expedient", as defined by ASC 820. NAVs received by, or on behalf of, management of each investment company are based on the fair value of the investment company's underlying investments in accordance with policies established by management of each investment company, as described in each of their financial statements and offering memorandum.
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
Over-the-counter derivative contracts, such as total return swaps (see Note 5) are fair valued using models that measure the change in fair value of reference assets underlying the swaps offset against any fees payable to the swap counterparty. The fair values of the reference assets underlying the swaps are determined using similar methods as described above for debt and equity investments where the Company also invests directly in such assets
The Company undertakes a multi-step valuation process each quarter when valuing investments for which market quotations are not readily available, as described below:

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
U.S. Federal Income Taxes
The Company has elected to be treated as a RIC under subchapter M of the Code and operate in a manner so as to qualify for the tax treatment applicable to RICs. In order to qualify as a RIC, among other things, the Company is required to meet certain source of income and asset diversification requirements and timely distribute to its stockholders at least 90% of the sum of its investment company taxable income ("ICTI") including PIK, as defined by the Code, and net tax-exempt interest income (which is the excess of the Company’s gross tax-exempt interest income over certain disallowed deductions) for each taxable year in order to be eligible for tax treatment under subchapter M of the Code. Depending on the level of ICTI earned in a tax year, the Company may choose to carry forward ICTI in excess of current year dividend distributions into the next tax year. Any such carryover ICTI must be distributed before the end of that next tax year through a dividend declared prior to filing the final tax return related to the year which generated such ICTI.
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
The Company’s Taxable Subsidiaries accrue income taxes payable based on the applicable corporate rates on the unrealized gains generated by the investments held by the Taxable Subsidiaries. As of December 31, 2016 and 2015, the Company recorded a deferred tax liability of $244,622 and $298,827, respectively, on the consolidated statements of assets and liabilities. The change in deferred tax liabilities is included as a component of net gain/(loss) on investments and total return swap on investments in the consolidated statements of operations.
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
Although the Company files federal and state tax returns, the Company's major tax jurisdiction is the United States federal jurisdiction. The Company’s federal tax returns from inception-to-date remain subject to examination by the Internal Revenue Service.
The Company accounts for income taxes in conformity with ASC Topic 740 - Income Taxes (“ASC 740”). ASC 740 provides guidelines for how uncertain tax positions should be recognized, measured, presented and disclosed in financial statements. ASC

740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions deemed to meet the “more-likely-than-not” threshold would be recorded as a tax benefit or expense in the current period. The Company recognizes interest and penalties, if any, related to unrecognized tax benefits as income tax expense in the consolidated statements of operations. There were no interest or penalties due to material uncertain income tax positions at December 31, 2016, 2015 and 2014.
Permanent differences between ICTI and net investment income for financial reporting purposes are reclassified among capital accounts in the financial statements to reflect their tax character. Differences in classification may also result from the treatment of short-term gains as ordinary income for tax purposes. During the years ended December 31, 2016, 2015 and 2014, the Company reclassified for book purposes amounts arising from permanent book/tax differences related to the different tax treatment of realized gain/(loss) on swaps, defaulted bonds, partnership basis adjustments and certain fee income as follows:

	As of December 31, 2016	As of December 31, 2015	As of December 31, 2014
Capital in excess of par value	$—	$—	$6,728
Accumulated undistributed net investment income (loss)	7,210,862	5,462,354	5,771,555
Accumulated net realized gain (loss) from investments	(7,210,862)	(5,462,354)	(5,778,283)
The following table reflects, for U.S. federal income tax purposes, the sources of the cash distributions that the Company has paid on its common stock during the years ended December 31, 2016, 2015 and 2014:

	2016		2015		2014
Source of Distribution	Distribution Amount	Percentage	Distribution Amount	Percentage	Distribution Amount	Percentage
Ordinary income	$68,596,940	100.0%	$40,302,852	70.9%	$20,880,983	72.5%
Net realized gain	—	—	441,052	0.8	1,192,159	4.2
Return of capital (other)	—	—	16,060,726	28.3	6,719,353	23.3
Distributions on a tax basis:	$68,596,940	100.0%	$56,804,630	100.0%	$28,792,495	100.0%
For U.S. federal income tax purposes, the cost of investments owned as of December 31, 2016, 2015 and 2014 was $1,026,556,117, $954,019,208 and $615,465,538, respectively. For the year ended December 31, 2016, gross unrealized appreciation and depreciation for U.S. federal income tax purposes were $10,295,224 and $53,707,019, respectively, resulting in net unrealized depreciation of $43,411,795. For the year ended December 31, 2015, gross unrealized appreciation and depreciation for U.S. federal income tax purposes were $3,009,097 and $49,665,861, respectively, resulting in net unrealized depreciation of $46,656,764. For the year ended December 31, 2014, gross unrealized appreciation and depreciation for U.S. federal income tax purposes were $2,524,081 and $1,074,526, respectively, resulting in net unrealized appreciation of $1,449,555.
The following table shows the components of distributable earnings on a tax basis detailed below differ from the amounts reflected in the Company’s consolidated statements of assets and liabilities by temporary and other book/tax differences, primarily relating to the tax treatment of defaulted bonds, unamortized upfront fees, partnership basis adjustments, dividend income reversal, outstanding loan fees and swap mark to market as of December 31, 2016, 2015 and 2014:

	2016	2015	2014
Ordinary income	$5,591,260	$—	$—
Other temporary differences	(1,281)	(1,798)	(2,315)
Post October loss deferrals	—	(11,580,851)	(9,376,397)
Short term capital loss carryover	(1,509,069)	—	—
Long term capital loss carryover	(18,198,466)
Unrealized appreciation (depreciation)	(43,602,229)	(46,868,991)	1,783,789
Components of tax distributable earnings at year end	$(57,719,785)	$(58,451,640)	$(7,594,923)
Segments
The Company invests in various industries. The Company separately evaluates the performance of each of its investment relationships. However, because each of these investment relationships has similar business and economic characteristics, they have been aggregated into a single investment segment. All applicable segment disclosures are included in or can be derived from the Company’s consolidated financial statements. See Note 3.
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
Recent Accounting Pronouncements
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which provides that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for such goods or services. To achieve this core principle, an entity should apply the following steps: (1) identify the contracts with a customer, (2) identify the performance obligations in the contracts, (3) determine the transaction prices, (4) allocate the transaction prices to the performance obligations in the contracts, and (5) recognize revenue when, or as, the entity satisfies a performance obligation. The guidance also requires advanced disclosures regarding the nature, amount, timing and uncertainty of revenue and cash flows arising from an entity's contracts with customers.
In March 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net), which clarified the implementation guidance on principal versus agent considerations. In April 2016, the FASB issued ASU 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing, which clarified the implementation guidance regarding performance obligations and licensing arrangements. The new standard will become effective for the Company on January 1, 2018, with early application permitted to the effective date of January 1, 2017. The Company is evaluating the effect that ASU 2014-09 will have on its consolidated financial statements and related disclosures. The Company has not yet selected a transition method nor has it determined the effect of the standard on its ongoing financial reporting.

Note 3. Investments
The following table summarizes the amortized cost and the fair value of the Company’s portfolio investments as of December 31, 2016:

	Amortized Cost	Percentage	Fair Value	Percentage
Senior secured first lien term loans	$515,753,491	50.2%	$493,340,277	50.2%
Senior secured second lien term loans	275,915,932	26.9	260,008,735	26.4
Senior secured first lien notes	72,767,547	7.1	71,970,598	7.3
Subordinated notes	53,041,209	5.2	55,185,590	5.6
Sierra Senior Loan Strategy JV I LLC	60,785,000	5.9	60,496,647	6.2
Warrants/Equity	48,219,259	4.7	42,142,475	4.3
Total	$1,026,482,438	100.0%	$983,144,322	100.0%
The following table summarizes the amortized cost and the fair value of the Company’s portfolio investments as of December 31, 2015:

	Amortized Cost	Percentage	Fair Value	Percentage
Senior secured first lien term loans	$538,120,165	56.1%	$514,638,093	56.7%
Senior secured second lien term loans	300,961,738	31.4	278,645,462	30.7
Senior secured first lien notes	72,512,631	7.5	66,472,862	7.3
Sierra Senior Loan Strategy JV I LLC	34,272,500	3.6	34,362,191	3.8
Warrants/Equity	13,545,553	1.4	13,243,836	1.5
Total	$959,412,587	100.0%	$907,362,444	100.0%

The following table shows the composition of the Company’s portfolio investments by industry classification at fair value at December 31, 2016:

	Amortized Cost	Percentage	Fair Value	Percentage
Services: Business	$159,797,762	15.6%	$149,451,149	15.2%
Multi-Sector Holdings	128,326,209	12.5	130,182,237	13.3
Banking, Finance, Insurance & Real Estate	72,588,294	7.1	72,938,844	7.4
Aerospace & Defense	68,415,721	6.7	70,126,640	7.1
Hotel, Gaming & Leisure	71,197,643	6.9	69,640,838	7.1
Healthcare & Pharmaceuticals	75,853,228	7.4	69,382,894	7.1
Retail	71,315,882	6.9	61,292,231	6.2
Construction & Building	59,905,702	5.8	58,267,425	5.9
Telecommunications	37,511,289	3.7	37,580,414	3.8
Energy: Oil & Gas	38,245,386	3.7	33,048,939	3.4
Transportation: Cargo	28,797,584	2.8	28,493,057	2.9
High Tech Industries	26,733,476	2.6	25,888,925	2.6
Automotive	32,217,128	3.1	24,222,630	2.5
Wholesale	22,332,170	2.2	21,660,294	2.2
Metals & Mining	20,756,842	2.0	20,518,139	2.1
Media: Advertising, Printing & Publishing	20,267,753	2.0	19,306,587	2.0
Beverage & Food	18,949,580	1.8	19,282,080	2.0
Media: Broadcasting & Subscription	18,085,575	1.8	15,830,498	1.6
Media: Diversified & Production	15,247,000	1.5	15,733,786	1.6
Chemicals, Plastics & Rubber	15,515,124	1.5	15,726,190	1.6
Capital Equipment	11,937,500	1.2	12,088,629	1.2
Transportation: Consumer	7,280,374	0.7	7,280,374	0.7
Services: Consumer	5,205,216	0.5	5,201,522	0.5
Total	$1,026,482,438	100.0%	$983,144,322	100.0%

The following table shows the composition of the Company’s portfolio investments by industry classification at fair value at December 31, 2015:

	Amortized Cost	Percentage	Fair Value	Percentage
Services: Business	$162,454,704	16.9%	$158,521,476	17.5%
Automotive	94,003,186	9.8	88,543,148	9.8
Hotel, Gaming & Leisure	75,495,735	7.9	75,913,663	8.4
Banking, Finance, Insurance & Real Estate	69,106,169	7.2	67,384,528	7.4
High Tech Industries	67,487,490	7.0	66,253,186	7.3
Construction & Building	57,505,328	6.0	57,914,053	6.4
Retail	65,476,277	6.8	57,645,912	6.3
Aerospace & Defense	52,076,795	5.4	51,868,704	5.7
Healthcare & Pharmaceuticals	52,018,089	5.4	46,118,747	5.1
Multi-Sector Holdings	34,272,500	3.6	34,362,191	3.8
Wholesale	34,723,231	3.6	33,495,926	3.7
Telecommunications	31,142,723	3.3	30,687,067	3.4
Energy: Oil & Gas	40,228,391	4.2	25,360,825	2.8
Media: Advertising, Printing & Publishing	31,011,542	3.2	24,572,808	2.7
Metals & Mining	20,288,028	2.1	19,383,182	2.1
Media: Broadcasting & Subscription	17,290,041	1.8	16,358,521	1.8
Capital Equipment	14,812,500	1.6	14,479,785	1.6
Transportation: Cargo	12,721,576	1.3	11,993,622	1.3
Beverage & Food	9,000,000	0.9	8,893,800	1.0
Media: Diversified & Production	7,500,000	0.8	7,222,625	0.8
Services: Consumer	6,449,657	0.7	6,348,660	0.7
Chemicals, Plastics & Rubber	4,348,625	0.5	4,040,015	0.4
Total	$959,412,587	100.0%	$907,362,444	100.0%
See Note 5 for industry classifications of the underlying TRS reference assets as of December 31, 2016 and 2015.
The following table shows the composition of the Company’s portfolio investments by geography classification at fair value as of December 31, 2016:

Geography	Fair Value	Percentage
United States	$975,611,565	99.2%
Canada	7,532,757	0.8
Total	$983,144,322	100.0%
The following table shows the composition of the Company’s portfolio investments by geography classification at fair value as of December 31, 2015:

Geography	Fair Value	Percentage
United States	$900,652,429	99.3%
Canada	6,710,015	0.7
Total	$907,362,444	100.0%

Transactions With Affiliated Companies
During the year ended December 31, 2016, the Company had investments in portfolio companies designated as controlled/affiliated investments under the 1940 Act. Transactions with controlled/affiliated investments were as follows:

Name of Investment	Fair Value at December 31, 2015	Purchases/ (Sales) of Investments In Affiliates	Transfers In/(Out) of Investments In Affiliates	Net change in unrealized appreciation/ (depreciation)	Realized Gain/(Loss)	Fair Value at December 31, 2016	Income Earned
Controlled/affiliated Investments
Capstone Nutrition	$—	$4,068,230	$13,839,952	$(1,661,363)	—	$16,246,819	$—
MCM Capital Office Park Holdings LLC	—	7,500,000	—	—	—	7,500,000	—
Nomida LLC(1)	13,500,042	—	—	(42)	—	13,500,000	823,500
Sierra Senior Loan Strategy JV I LLC(2)	34,362,191	26,512,500	—	(378,044)	—	60,496,647	4,733,750
Total	$47,862,233	$38,080,730	$13,839,952	$(2,039,449)	$—	$97,743,466	$5,557,250
 _______________________________

(1)
Nomida is a non-public real estate investment formed by the Company to purchase and develop a residential property. The Company is the sole equity shareholder of Nomida and has provided 100% of the debt financing to the entity. The Company acts as Nomida’s sole member responsible for Nomida’s daily operations. In addition, the Chief Financial Officer and Secretary of the Company also serves as President of Nomida. The assets of Nomida are comprised of a residential development property in the city of Chicago, IL and the proceeds of the loan from the Company; the liabilities of Nomida consist of the loan payable to the Company. Nomida is currently in the process of completing a development plan for the property and interviewing a property management company to assist with the construction of the project.

(2)
The Company and GALIC are the members of Sierra JV, a joint venture formed as a Delaware limited liability company that is not consolidated by either member for financial reporting purposes. The members of Sierra JV make capital contributions as investments by Sierra JV are completed, and all portfolio and other material decisions regarding Sierra JV must be submitted to Sierra JV’s board of managers, which is comprised of an equal number of members appointed by each of the Company and GALIC. Approval of Sierra JV’s board of managers requires the unanimous approval of a quorum of the board of managers, with a quorum consisting of equal representation of members appointed by each of the Company and GALIC. Because management of Sierra JV is shared equally between the Company and GALIC, the Company does not have operational control over the Sierra JV for purposes of the 1940 Act or otherwise.

Purchases/(sales) of investments in controlled affiliates are included in the purchases and sales presented on the consolidated statements of cash flows for the year ended December 31, 2016. Transfers in/(out) of affiliates represents the fair value for the month an investment became or was removed as an affiliated investment. Income received from controlled affiliates is included in total investment income on the consolidated statements of operations for the year ended December 31, 2016.
During the year ended December 31, 2015, the Company had investments in portfolio companies designated as controlled/affiliated investments under the 1940 Act. Transactions with controlled/affiliated investments were as follows:

Name of Investment	Fair Value at December 31, 2014	Purchases (Sales) of/Advances (Distributions) to Affiliates	Transfers In/(Out) of Affiliates	Net change in unrealized appreciation/ (depreciation)	Realized Gain/(Loss)	Fair Value at December 31, 2015	Income Earned
Controlled/affiliated Investments
Nomida LLC, Equity(1)	$—	$5,400,000	$—	$—	$—	$5,400,000	$—
Nomida LLC, Senior secured first lien term loan(1)	—	8,100,000	—	42	—	8,100,042	101,250
Sierra Senior Loan Strategy JV I LLC(2)	—	34,272,500	—	89,691	—	34,362,191	—
Total	$—	$47,772,500	$—	$89,733	$—	$47,862,233	$101,250
 _______________________________

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

In connection with certain of the Company’s investments, the Company receives warrants which are obtained for the objective of increasing the total investment returns and are not held for hedging purposes. For the years ended December 31, 2016 and 2015, the total fair value of warrants were $669,709 and $2,535,133, respectively, and were included in investments at fair value on the consolidated statements of assets and liabilities. Total realized and change in unrealized gains (losses) related to warrants for the years ended December 31, 2016 and 2015 were $(2,535,133) and $0, respectively and were recorded on the consolidated statements of operations in those accounts. The warrants are received in connection with individual investments and are not subject to master netting arrangements.
As of December 31, 2016 the Company held loans it has made directly to 71 investee companies with aggregate principal amounts of $885.4 million. As of December 31, 2015, the Company held loans it has made directly to 66 investee companies with aggregate principal amounts of $835.8 million. During the years ended December 31, 2016 and 2015, the Company made 59 and 34 loans to investee companies, respectively, with aggregate principal amounts of $339.3 million and $493.9 million, respectively. The details of the Company’s loans have been disclosed on the consolidated schedule of investments as well as in Note 4.
In addition to the loans that the Company has provided, the Company has unfunded commitments to provide additional financings through undrawn term loans or revolving lines of credit. The details of such arrangements are disclosed in Note 11.

Sierra Senior Loan Strategy JV I LLC

On March 27, 2015, the Company and GALIC entered into a limited liability company operating agreement to co-manage Sierra JV. All portfolio and other material decisions regarding Sierra JV must be submitted to Sierra JV's board of managers, which is comprised of four members, two of whom are selected by the Company and the other two are selected by GALIC. The Company has concluded that it does not operationally control Sierra JV. As the Company does not operationally control Sierra JV, it does not consolidate the operations of Sierra JV within the consolidated financial statements. As a practical expedient, the Company uses NAV to determine the fair value of its investment in Sierra JV; therefore, this investment has been presented as a reconciling item within the fair value hierarchy (see Note 4).
As of December 31, 2016 and 2015, Sierra JV had total capital commitments of $100 million with the Company providing $87.5 million and GALIC providing $12.5 million. Approximately $69.5 million and $39.2 million was funded as of December 31, 2016 and December 31, 2015 relating to these commitments, of which $60.9 million and $34.3 million were from the Company, respectively. The Company does not have the right to withdraw any of their respective capital commitment, unless in connection with a transfer of its membership interests. The Company may transfer full membership interests as long as it is approved by all members and transferred in a transaction exempt from the registration requirements of the Securities Act of 1933, as amended, or applicable state securities laws.
On August 4, 2015, Sierra JV entered into a senior secured revolving credit facility (the “JV Facility”) led by Credit Suisse, AG with commitments of $100 million subject to certain leverage and borrowing base restrictions. On December 29, 2015, the JV Facility was amended and the total commitments were increased to $135 million. The JV Facility will bear interest at a rate of LIBOR (with no minimum) + 2.50% per annum. The revolving loan period ends on December 29, 2018 and the final maturity date is December 29, 2020. As of December 31, 2016 and 2015, $123.9 million and $52.7 million were outstanding under the JV Facility, respectively.
As of December 31, 2016, Sierra JV's portfolio consisted of investments in 40 portfolio companies with a fair value of $183.7 million and was comprised of 100.0% of senior secured first lien term loans. As of December 31, 2015, the Sierra JV portfolio consisted of investments in 17 portfolio companies with a fair value of $88.2 million and was comprised of 100.0% of senior secured first lien term loans.

The following table shows a summary of Sierra JV's portfolio:

	December 31, 2016	December 31, 2015
Senior secured loans(1)	$187,314,127	$89,192,602
Common Stock	—	—
Weighted average current interest rate on senior secured loans(2)	6.73%	6.85%
Number of borrowers in the Sierra JV	40	17
Largest loan to a single borrower(1)	$10,000,000	$6,000,000
Total of five largest loans to borrowers(1)	$39,387,481	$29,889,852
 ______________________________

(1)	At par value.

(2)	Computed as the (a) annual stated interest rate on accruing senior secured loans, divided by (b) total senior secured loans at principal amount.

The following is a listing of the individual investments in Sierra JV's portfolio as of December 31, 2016:

Company	Industry	Type of Investment	Coupon Rate	Maturity	Par Amount	Cost	Fair Value(1)
4 Over International, LLC	Media: Advertising, Printing & Publishing	Senior Secured First Lien Term loans(4)	LIBOR + 6.000%, 1.000% Floor	6/7/2022	$2,475,000	$2,475,000	$2,475,000
AccentCare, Inc.	Healthcare & Pharmaceuticals	Senior Secured First Lien Term loans(4)	LIBOR + 5.750%, 1.000% Floor	9/3/2021	4,582,500	4,546,589	4,582,500
Amplify Snack Brands, Inc.	Beverage & Food	Senior Secured First Lien Term loans(4)	LIBOR + 5.500%, 1.000% Floor	9/2/2023	5,985,000	5,927,893	5,810,418
APCO Holdings, Inc.	Automotive	Senior Secured First Lien Term loans(4)	LIBOR + 6.000%, 1.000% Floor	1/31/2022	4,834,797	4,711,696	4,854,668
API Technologies Corp.	Aerospace & Defense	Senior Secured First Lien Term loans(2)(4)	LIBOR + 6.500%, 1.000% Floor	4/22/2022	5,970,000	5,863,757	5,915,434
Blount International, Inc.	Capital Equipment	Senior Secured First Lien Term loans(4)	LIBOR + 6.250%, 1.000% Floor	4/12/2023	1,995,000	1,959,438	1,981,634
Cardenas Markets LLC	Retail	Senior Secured First Lien Term loans(4)	LIBOR + 5.750%, 1.000% Floor	11/29/2023	6,500,000	6,435,814	6,435,000
CD&R TZ Purchaser, Inc.	Services: Consumer	Senior Secured First Lien Term loans(4)	LIBOR + 6.000%, 1.000% Floor	7/21/2023	6,483,750	6,392,086	6,289,238
CP OpCo, LLC	Services: Consumer	Senior Secured First Lien Term loans(3)(4)	LIBOR + 4.500%, 1.000% Floor	3/31/2019	564,956	564,956	564,956
CP OpCo, LLC	Services: Consumer	Senior Secured First Lien Term loans(4)	LIBOR + 4.500%, 1.000% Floor	3/31/2019	840,996	840,996	840,996
CP OpCo, LLC	Services: Consumer	Senior Secured First Lien Term loans(4)(5)	LIBOR + 4.500%, 1.000% Floor	3/31/2019	350,415	350,415	350,415
CP OpCo, LLC	Services: Consumer	Senior Secured First Lien Term loans(4)(5)	LIBOR + 6.000%, 1.000% Floor	3/31/2019	2,478,388	1,195,026	1,239,194
CP OpCo, LLC	Services: Consumer	Senior Secured First Lien Term loans(4)(5)	LIBOR + 6.000%, 1.000% Floor	3/31/2019	1,558,081	—	—
CP OpCo, LLC	Services: Consumer	Common Units	—	—	—	—	—
CRGT Inc.	High Tech Industries	Senior Secured First Lien Term loans(4)	LIBOR + 6.500%, 1.000% Floor	12/19/2020	4,068,160	4,060,486	4,068,160
Elite Comfort Solutions LLC	Chemicals, Plastics & Rubber	Senior Secured First Lien Term loans(4)	LIBOR + 6.500%, 1.000% Floor	1/15/2021	10,000,000	10,000,000	10,100,000
Explorer Holdings, Inc.	Healthcare & Pharmaceuticals	Senior Secured First Lien Term loans(4)	LIBOR + 5.000%, 1.000% Floor	5/2/2023	1,243,750	1,232,468	1,252,208
GK Holdings, Inc.	Services: Business	Senior Secured First Lien Term loan(4)	LIBOR + 5.500%, 1.000% Floor	1/20/2021	4,029,298	4,009,681	4,109,884
GTCR Valor Companies, Inc.	Media: Diversified & Production	Senior Secured First Lien Term loans(4)	LIBOR + 6.000%, 1.000% Floor	6/16/2023	8,955,000	8,621,284	8,843,063
Harbortouch Payments, LLC	Banking, Finance, Insurance & Real Estate	Senior Secured First Lien Term loans(4)	LIBOR + 4.750%, 1.000% Floor	10/31/2023	3,000,000	2,971,068	2,970,000
High Ridge Brands Co.	Consumer Goods: Non-Durable	Senior Secured First Lien Term loans(4)	LIBOR + 5.250%, 1.000% Floor	6/30/2022	3,109,375	3,064,948	3,062,734

Company	Industry	Type of Investment	Coupon Rate	Maturity	Par Amount	Cost	Fair Value(1)
HNC Holdings, Inc.	Construction & Building	Senior Secured First Lien Term loans(4)	LIBOR + 4.500%, 1.000% Floor	10/5/2023	165,000	164,199	166,650
Imagine! Print Solutions, LLC	Media: Advertising, Printing & Publishing	Senior Secured First Lien Term loans(4)	LIBOR + 6.000%, 1.000% Floor	3/30/2022	5,961,841	5,913,053	6,021,459
Keurig Green Mountain, Inc.	Beverage & Food	Senior Secured First Lien Term loans(4)	LIBOR + 5.500%, 1.000% Floor	3/3/2023	3,100,783	3,063,634	3,100,783
Keystone Peer Review Organization Holdings, Inc.	Healthcare & Pharmaceuticals	Senior Secured First Lien Term loans(4)	ABR + 4.00%, 3.75% ABR Floor	12/28/2022	6,000,000	6,000,000	5,940,000
Kraton Polymers LLC	Chemicals, Plastics & Rubber	Senior Secured First Lien Term loans(4)	LIBOR + 5.000%, 1.000% Floor	1/6/2022	5,000,000	4,828,278	5,050,000
MB Aerospace ACP Holdings II Corp.	Aerospace and Defense	Senior Secured First Lien Term loans(4)	LIBOR + 5.500%, 1.000% Floor	12/15/2022	6,932,481	6,872,697	6,932,481
MWI Holdings, Inc.	Capital Equipment	Senior Secured First Lien Term loans(4)	LIBOR + 5.500%, 1.000% Floor	6/29/2020	3,980,000	3,944,879	3,970,050
New Media Holdings II LLC	Media: Advertising, Printing & Publishing	Senior Secured First Lien Term loans(4)	LIBOR + 6.250%, 1.000% Floor	6/4/2020	5,909,552	5,888,526	5,909,552
O2 Partners, LLC	Consumer Goods: Non-Durable	Senior Secured First Lien Term loans(4)	LIBOR + 5.000%, 1.000% Floor	10/7/2022	6,483,750	6,421,171	6,418,913
Pomeroy Group LLC	Services: Business	Senior Secured First Lien Term loans(4)	LIBOR + 6.000%, 1.000% Floor	11/30/2021	5,170,611	5,027,692	5,015,493
PT Network, LLC	Healthcare & Pharmaceuticals	Senior Secured First Lien Term loans(4)	LIBOR + 6.500%, 1.000% Floor	11/30/2021	3,000,000	3,000,000	3,000,000
Quorum Health Corporation	Healthcare & Pharmaceuticals	Senior Secured First Lien Term loans(4)	LIBOR + 5.750%, 1.000% Floor	4/29/2022	4,440,779	4,361,538	4,340,862
SCS Holdings I Inc.	Wholesale	Senior Secured First Lien Term loans(4)	LIBOR + 4.250%, 1.000% Floor	10/30/2022	3,933,849	3,867,902	3,924,014
Southwest Dealer Services, Inc.	Automotive	Senior Secured First Lien Term loans(4)	LIBOR + 6.000%, 1.000% Floor	3/16/2020	4,620,675	4,620,675	4,615,315
Sundial Group Holdings LLC	Consumer Goods: Non-Durable	Senior Secured First Lien Term loans(4)	LIBOR + 6.250%, 1.000% Floor	10/19/2021	5,775,000	5,682,389	5,775,000
Survey Sampling International, LLC	Services: Business	Senior Secured First Lien Term loans(4)	LIBOR + 6.000%, 1.000% Floor	12/16/2020	2,977,265	2,952,089	2,996,349
TaxAct, Inc.	Banking, Finance, Insurance & Real Estate	Senior Secured First Lien Term loans(4)	LIBOR + 6.000%, 1.000% Floor	1/3/2023	3,009,259	2,938,091	3,009,259
The Garretson Resolution Group, Inc.	Services: Business	Senior Secured First Lien Term loans(4)	LIBOR + 6.500%, 1.000% Floor	5/22/2021	4,843,750	4,843,750	4,862,931
TrialCard Incorporated	Services: Consumer	Senior Secured First Lien Term loans(4)	LIBOR + 5.250%, 1.000% Floor	10/26/2021	7,000,000	6,932,567	7,000,000
Valence Surface Technologies, Inc.	Aerospace and Defense	Senior Secured First Lien Term loans(4)	LIBOR + 5.500%, 1.000% Floor	6/13/2019	3,688,249	3,664,493	3,571,737
VCVH Holding Corp.	Healthcare & Pharmaceuticals	Senior Secured First Lien Term loans(4)	LIBOR + 5.000%, 1.000% Floor	6/1/2023	5,970,000	5,914,339	5,910,300
Victory Capital Operating, LLC	Banking, Finance, Insurance & Real Estate	Senior Secured First Lien Term loans(4)	LIBOR + 7.500%, 1.000% Floor	10/29/2021	1,621,005	1,598,430	1,637,215
Western Digital Corporation	High Tech Industries	Senior Secured First Lien Term loans(4)	LIBOR + 3.750%, 0.750% Floor	4/29/2023	3,781,000	3,707,843	3,818,810
Z Gallerie, LLC	Retail	Senior Secured First Lien Term loans(4)	LIBOR + 6.500%, 1.000% Floor	10/8/2020	4,924,812	4,924,812	4,924,812
Total					$187,314,127	$182,356,648	$183,657,487
___________________________

(1)
Represents the fair value in accordance with ASC820 as determined by the Board of managers of Sierra JV. The approval of the fair value of the portfolio investments held by Sierra JV is not included in the valuation process of the Board of Directors of the Company described elsewhere herein.

(2)
The interest rate on these loans is subject to a base rate plus 1 Month (“1M”) LIBOR, which at December 31, 2016 was 0.77%. As the interest rate is subject to a minimum LIBOR floor which was greater than the 1M LIBOR rate at December 31, 2016, the prevailing rate in effect at December 31, 2016 was the base rate plus the LIBOR floor.

(3)
The interest rate on a portion of these loans is subject to a base rate plus Alternate Base Rate ("ABR"). As the interest rate is subject to a minimum ABR Floor which was greater than the ABR rate at December 31, 2016, the prevailing rate in effect at December 31, 2016 was the base rate plus the ABR Floor.

(4)
The interest rate on these loans is subject to a base rate plus 3 Month (“3M”) LIBOR, which at December 31, 2016 was 1.00%. As the interest rate is subject to a minimum LIBOR floor which was greater than the 3M LIBOR rate at December 31, 2016, the prevailing rate in effect at December 31, 2016 the base rate plus the LIBOR floor.

(5)	The investment was on non-accrual status as of December 31, 2016

The following is a listing of the individual investments in Sierra JV's portfolio as of December 31, 2015:

Company	Industry	Type of Investment	Coupon Rate	Maturity	Par Amount	Cost	Fair Value(1)
AccentCare, Inc.	Healthcare & Pharmaceuticals	Senior Secured First Lien Term loans(4)	LIBOR + 5.750%, 1.000% Floor	9/3/2021	$4,700,000	$4,655,267	$4,653,000
Aperture Group, LLC	Banking, Finance, Insurance & Real Estate	Senior Secured First Lien Term loans(2)	LIBOR + 6.250%, 1.000% Floor	8/29/2019	4,987,406	4,987,406	4,987,406
CP Opco, LLC	Services: Consumer	Senior Secured First Lien Term loans(4)	LIBOR + 6.750%, 1.000% Floor	9/30/2020	5,000,000	4,972,077	5,000,000
CRGT Inc.	High Tech Industries	Senior Secured First Lien Term loans(4)	LIBOR + 6.500%, 1.000% Floor	12/19/2020	4,936,709	4,925,042	4,913,861
GTCR Valor Companies, Inc.	High Tech Industries	Senior Secured First Lien Term loans(4)	LIBOR + 5.000%, 1.000% Floor	5/30/2021	4,987,394	4,978,088	4,953,124
IPS Corporation	Wholesale	Senior Secured First Lien Term loans(3)	LIBOR + 6.250%, 1.000% Floor	2/5/2021	4,974,878	4,974,878	4,799,514
LanguageLine Inc.	Telecommunications	Senior Secured First Lien Term loans(4)	LIBOR + 5.500%, 1.000% Floor	7/7/2021	5,920,000	5,934,647	5,870,687
MB Aerospace ACP Holdings Corp.	Aerospace & Defense	Senior Secured First Lien Term loans(4)	LIBOR + 5.500%, 1.000% Floor	12/15/2022	6,000,000	5,940,000	5,940,000
New Media Holdings II LLC	Media: Advertising, Printing & Publishing	Senior Secured First Lien Term loans(4)	LIBOR + 6.250%, 1.000% Floor	6/4/2020	5,969,852	5,942,413	5,887,766
Physiotherapy Corporation	Healthcare & Pharmaceuticals	Senior Secured First Lien Term loans(4)	LIBOR + 4.750%, 1.000% Floor	6/4/2021	4,987,500	4,987,500	4,981,324
Quanex Building Products Corporation	Construction & Building	Senior Secured First Lien Term loans(2)	LIBOR + 5.250%, 1.000% Floor	11/2/2022	6,000,000	5,975,115	5,970,120
Sirius Computer Solutions, Inc.	Wholesale	Senior Secured First Lien Term loans(2)	LIBOR + 5.000%, 1.000% Floor	10/30/2022	4,943,820	4,846,701	4,844,944
Southwest Dealer Services, Inc.	Automotive	Senior Secured First Lien Term loans(2)	LIBOR + 6.000%, 1.000% Floor	3/16/2020	4,936,709	4,936,709	4,858,771
Sundial Brands LLC	Consumer goods: Non-durable	Senior Secured First Lien Term loans(4)	LIBOR + 6.250%, 1.000% Floor	10/19/2021	6,000,000	5,883,680	5,880,000
The Garretson Resolution Group, Inc.	Services: Business	Senior Secured First Lien Term loans(2)	LIBOR + 6.500%, 1.000% Floor	5/22/2021	4,937,500	4,937,500	4,932,631
Valence Surface Technologies, Inc.	Aerospace & Defense	Senior Secured First Lien Term Loans(4)	LIBOR + 5.500%, 1.000% Floor	6/13/2019	4,935,897	4,891,126	4,760,652
Z Gallerie LLC	Retail	Senior Secured First Lien Term loans(5)	LIBOR + 6.500%, 1.000% Floor	10/8/2020	4,974,937	4,974,937	4,931,131
Total					$89,192,602	$88,743,086	$88,164,931
___________________________

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

(4) The interest rate on these loans is subject to a base rate plus 3 Month (“3M”) LIBOR, which at December 31, 2015 was 0.61%. As the interest rate is subject to a minimum LIBOR floor which was greater than the 3M LIBOR rate at December 31, 2015, the prevailing rate in effect at December 31, 2015 the base rate plus the LIBOR floor.

(5)
The interest rate on these loans is subject to a base rate plus 6 Month (“6M”) LIBOR, which at December 31, 2015 was 0.85%. As the interest rate is subject to a minimum LIBOR floor which was greater than the 6M LIBOR rate at December 31, 2015, the prevailing rate in effect at December 31, 2015 was the base rate plus the LIBOR floor.

Below is certain summarized financial Information for the Sierra JV as of December 31, 2016 and 2015 and for the year ended December 31, 2016 and for the period from July 15, 2015 (commencement of operations) through December 31, 2015:

	As of December 31, 2016	As of December 31, 2015
Selected Consolidated Statement of Assets and Liabilities Information:
Investments in loans at fair value (cost: $88,743,086)	$183,657,486	$88,164,931
Cash and cash equivalents	8,222,344	12,185,795
Other Assets	700,902	263,302
Total Assets	$192,580,732	$100,614,028
Unsettled trades payable	—	9,912,697
Senior credit facility payable(net of deferred financing costs of $1,286,453 and $1,704,278, respectively)	122,624,547	50,986,722
Other liabilities	442,541	302,280
Interest payable	369,942	144,637
Total liabilities	$123,437,030	$61,346,336
Members’ capital	69,143,702	39,267,692
Total liabilities and members' capital	$192,580,732	$100,614,028

	Year ended December 31, 2016	Period from July 15, 2015 (commencement of operations) through December 31, 2015
Selected Consolidated Statement of Operations Information:
Total investment income	$10,387,435	$1,675,790
Total expenses	(4,985,788)	(1,000,357)
Net unrealized appreciation/(depreciation) of investments	1,878,994	(578,155)
Net realized gain/(loss) of investments	(2,294,629)	1,843
Net income/(loss)	$4,986,012	$99,121
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

•
Level 3 — Valuations based on inputs that are unobservable and where there is little, if any, market activity at the measurement date. The inputs for the determination of fair value may require significant management judgment or estimation and is based upon management’s assessment of the assumptions that market participants would use in pricing the assets or liabilities. These investments include debt and equity investments in private companies or assets valued using the Market or Income Approach and may involve pricing models whose inputs require significant judgment or estimation because of the absence of any meaningful current market data for identical or similar investments. The inputs in these valuations may include, but are not limited to, capitalization and discount rates, beta and Earnings Before Interest, Taxes, Depreciation and Amortization ("EBITDA") multiples. The information may also include pricing information or broker quotes which include a disclaimer that the broker would not be held to such a price in an actual transaction. The non-binding nature of consensus pricing and/or quotes accompanied by disclaimer would result in classification as Level 3 information, assuming no additional corroborating evidence.

In addition to using the above inputs in investment valuations, the Company employs the valuation policy approved by the board of directors that is consistent with ASC 820 (see Note 2). Consistent with the Company’s valuation policy, the Company evaluates the source of inputs, including any markets in which the Company’s investments are trading, in determining fair value.
The following table presents the fair value measurements of the Company’s total investments, by major class according to the fair value hierarchy, as of December 31, 2016:

Type of Investment (1)	Level 1	Level 2	Level 3	Total
Asset
Senior secured first lien term loans	$—	$—	$493,340,277	$493,340,277
Senior secured first lien notes	—	25,540,638	46,429,960	71,970,598
Senior secured second lien term loans	—	—	260,008,735	260,008,735
Subordinated notes	—	—	55,185,590	55,185,590
Warrants/Equity	1,262,666	—	40,879,809	42,142,475
Money market fund	22,966,981	—	—	22,966,981
Total	$24,229,647	$25,540,638	$895,844,371	$945,614,656
Sierra Senior Loan Strategy JV I LLC				$60,496,647
Total Investments, at fair value				$1,006,111,303
 ________________________________

(1)	Certain investments that are measured at fair value using NAV have not been categorized in the fair value hierarchy. The fair value amounts presented in the table are intended to permit reconciliation of the fair value hierarchy to the amount presented in the Consolidated Statements of Assets and Liabilities.

Derivative Instrument-Long Exposure	Level 1	Level 2	Level 3	Total
Liability
Total return swap with Citibank, N.A.	$—	$—	$13,647,330	$13,647,330

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
 ________________________________

(1)	Certain investments that are measured at fair value using NAV have not been categorized in the fair value hierarchy. The fair value amounts presented in the table are intended to permit reconciliation of the fair value hierarchy to the amount presented in the Consolidated Statements of Assets and Liabilities.

Derivative Instrument-Long Exposure	Level 1	Level 2	Level 3	Total
Liability
Total return swap with Citibank, N.A.	$—	$—	$27,365,819	$27,365,819

The following table provides a reconciliation of the beginning and ending balances for total investments that use Level 3 inputs for the year ended December 31, 2016 based on the fair value hierarchy at December 31, 2016:

	Senior Secured First Lien Notes	Senior Secured First Lien Term Loans	Senior Secured Second Lien Term Loans	Subordinated Notes	Warrants/ Equity	Total Return Swap	Total
Balance, December 31, 2015	$47,477,500	$514,638,093	$278,645,462	$—	$13,243,836	$(27,365,819)	$826,639,072
Purchases	4,849,425	213,298,187	30,261,251	53,639,058	33,365,624	—	335,413,545
Sales	(12,030,303)	(224,233,991)	(50,736,362)	(597,849)	(318,131)	—	(287,916,636)
Transfers in	11,678,675	—	—	—	—	—	11,678,675
Transfers out	(7,344,926)	—	—	—	—	—	(7,344,926)
Amortization of discount/(premium)	20,332	407,833	450,402	—	—	—	878,567
Paid-in-kind interest income	—	2,932,203	119,049	—	178,883	—	3,230,135
Net realized gains (losses)	30,303	(14,770,906)	(5,140,146)	—	(790,778)	—	(20,671,527)
Net change in unrealized appreciation/ (depreciation)	1,748,954	1,068,858	6,409,079	2,144,381	(4,799,625)	13,718,489	20,290,136
Balance, December 31, 2016	$46,429,960	$493,340,277	$260,008,735	$55,185,590	$40,879,809	$(13,647,330)	$882,197,041
Change in net unrealized appreciation (depreciation) in investments held as of December 31, 2016(1)	$794,310	$(13,312,068)	$234,141	$2,144,381	$(5,817,214)	$13,718,489	$(2,237,961)
 __________________________
(1)    Amount is included in the related amount on investments and derivative instruments in the condensed consolidated statements of operations.
Transfers between levels of the fair value hierarchy are reported at the beginning of the reporting period in which they occur. During the year ended December 31, 2016, the Company recorded $7,344,926 in transfers from Level 3 to Level 2 due to an increase in observable inputs in market data and no other transfers between levels. During the year ended December 31, 2016, the Company recorded $11,678,675 in transfers from Level 2 to Level 3 due to a decrease in observable inputs in market data and no other transfers between levels.

The following table provides a reconciliation of the beginning and ending balances for total investments that use Level 3 inputs for the year ended December 31, 2015 based on the fair value hierarchy at December 31, 2015:

	Senior Secured First Lien Notes(1)	Senior Secured Second Lien Notes(2)	Senior Secured First Lien Term Loans	Warrants/ Equity	Total Return Swap	Total
Balance, December 31, 2014	$43,912,887	$339,094,785	$217,951,068	$5,161,466	$(7,651,597)	$598,468,609
Purchases	17,515,625	319,093,252	106,750,688	8,188,095	—	451,547,660
Sales	(8,345,000)	(123,394,242)	(26,686,126)	—	—	(158,425,368)
Transfers in	1,050,888	—	—	—	—	1,050,888
Transfers out	(5,478,171)	—	—	—	—	(5,478,171)
Amortization of discount/(premium)	(2,198)	281,722	423,675	—	—	703,199
Paid-in-kind interest income	—	2,451,346	104,864	422,098	—	2,978,308
Net realized gains (losses)	(753,996)	130,359	260,269	—	—	(363,368)
Net change in unrealized appreciation/ (depreciation)	(422,535)	(23,019,129)	(20,158,976)	(527,823)	(19,714,222)	(63,842,685)
Balance, December 31, 2015	$47,477,500	$514,638,093	$278,645,462	$13,243,836	$(27,365,819)	$826,639,072
Change in net unrealized appreciation (depreciation) in investments held as of December 31, 2015(2)	$(458,450)	$(24,840,061)	$(19,293,757)	$(464,653)	$(19,714,222)	$(64,771,143)
 ________________________________

(1)	Includes assets previously classified as senior secured first lien notes.
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

The following table presents the quantitative information about Level 3 fair value measurements of the Company’s total investments, as of December 31, 2016:

Company	Fair Value	Valuation techniques	Unobservable input(1)	Range (weighted average)
Senior Secured First Lien Term Loan	$339,728,530	Income Approach (DCF)	Market yield	7.44% - 18.50% (9.65%)
Senior Secured First Lien Term Loan	7,373,318	Market Approach (Guideline Comparable)	2016 and NTM Revenue Multiple	0.50x - 0.75x (0.63x)/0.50x - 0.75x (0.63x)
Senior Secured First Lien Term Loan	6,868,420	Market Approach (Guideline Comparable)	Revenue Generating Units	$393.75 - $525.00 ($459.38)
Senior Secured First Lien Term Loan	23,280,607	Market Approach (Guideline Comparable)/Income Approach (DCF)	NTM Revenue Multiple, NTM EBITDA Multiple Discount Rate	0.40x - 1.25x (1.09x) / 5.00x - 7.00x (6.57x) / 17.50% - 20.00% (18.93%)
Senior Secured First Lien Term Loan	20,885,087	Market Approach (Guideline Comparable)	NTM Revenue Multiple, Discount Rate	2.75x-3.25x (3.00x) /14.00%-16.00% (15.00%)
Senior Secured First Lien Term Loan	16,246,819	Market Approach (Guideline Comparable)/Income Approach (DCF)	Run-Rate Revenue Multiple, Run-Rate EBITDA Multiple, Discount Rate	0.50x - 1.00x (0.75x)/5.50x - 6.50x (6.00x)/18.50% - 21.50% (20.00%)
Senior Secured First Lien Term Loan	2,791,682	Market Approach (Guideline Comparable)	NTM Revenue Multiple, NTM EBITDA Multiple	0.5x - 1.00x (0.75x) /4.00x-5.00x (4.50x)
Senior Secured First Lien Term Loan	84,190,814	Recent Arms-length transaction	Recent Arms-length transaction	N/A
Senior Secured First Lien Notes	32,142,804	Income Approach (DCF)	Market yield	7.57% - 115.94% (12.85%)
Senior Secured First Lien Notes	6,105,000	Recent Arms-length transaction	Recent Arms-length transaction	N/A
Senior Secured First Lien Notes	157,156	Enterprise Valuation Analysis	Estimated Liquidation Proceeds	$45.9M - $73.2M ($59.7M)
Senior Secured Second Lien Term Loan	242,539,805	Income Approach (DCF)	Market yield	8.29% - 10.05% (73.13%)
Senior Secured Second Lien Term Loan	6,472,505	Recent Arms-length transaction	Recent Arms-length transaction	N/A
Senior Secured Second Lien Term Loan	—	Market Approach (Guideline Comparable)	LTM Revenue Multiple, LTM EBITDA Multiple	0.5 - 1.0x (0.75x) / 6.0x - 7.0x (6.5x)
Senior Secured Second Lien Term Loan	10,996,425	Market Approach (Guideline Comparable)/Income Approach (DCF)	LTM Revenue Multiple, NTM Revenue Multiple, LTM EBITDA Multiple, NTM EBITDA Multiple, Discount Rate	0.40x-0.60x(0.50x) /0.40x-0.60x(0.50x) / 8.25x-9.25x (8.75x)/ 7.50x-8.50x (8.00x)/17.50%-21.50% (19.50%)
Equity/Warrants	—	Enterprise Valuation Analysis	Estimated Liquidation Proceeds	$45.9M - $73.2M ($59.7M)
Equity/Warrants	967,238	Market Approach (Guideline Comparable)/Income Approach (DCF)	LTM EBITDA, Run-Rate Multiple, Discount rate	7.00x - 8.00x (7.50x)/7.00x - 8.00x (7.50x) / 16.00%-18.00% (17.00%)
Equity/Warrants	5,051,193	Income Approach (DCF)	Market Yield	17.45%-17.45% (17.45%)
Equity/Warrants	—	Market Approach (Guideline Comparable)/Income Approach (DCF)	NTM Revenue Multiple, NTM EBITDA Multiple, Discount Rate	0.40x - 1.00x (0.90x)/5.00x - 7.00x (6.65x)/17.50% - 18.00% (17.59%)
Equity/Warrants	—	Market Approach (Guideline Comparable)/Income Approach (DCF)	Run-Rate Revenue Multiple, Run-Rate EBITDA Multiple, Discount Rate	0.50x - 1.00x (0.75x)/5.50x - 6.50x (6.00x)/18.50% - 21.50% (20.00%)
Equity/Warrants	—	Market Approach (Guideline Comparable)	Revenue Generating Units	$393.75 - $525.00 ($459.38)
Equity/Warrants	—	Market Approach (Guideline Comparable)	NTM Revenue Multiple, Discount Rate	2.75x-3.25x (3.00x) /14.00%-16.00% (15.00%)
Equity/Warrants	—	Market Approach (Guideline Comparable)	LTM EBITDA Multiple	12.5x - 13.5x (0.0x)
Equity/Warrants	4,265,419	Market Approach (Guideline Comparable) / Precedent Transaction	LTM and NTM EBITDA Multiple	4.50x-8.00x (7.10x) /4.50x-7.50x (6.72x)
Equity/Warrants	16,095,959	Recent Arms-length transaction	Recent Arms-length transaction	N/A
Subordinated Notes	55,185,590	Income Approach (DCF)	Discount Rate	11.50% - 15.00% (13.21%)
Subordinated Notes	14,500,000	Recent Arms-length transaction	Recent Arms-length transaction	N/A
Total	$895,844,371
Total Return Swap	(13,647,330)	Income Approach (DCF)	Market yield	4.43% - 73.13% (9.56%)
Total	$882,197,041
 _________________________________

(1)	Represents amounts used when the Company has determined that market participants would use such multiples when measuring the fair value of these investments.

The following table presents the quantitative information about Level 3 fair value measurements of the Company’s total investments, as of December 31, 2015:

Company	Fair Value	Valuation techniques	Unobservable input(1)	Range (weighted average)
Senior Secured First Lien Term Loans	$439,536,490	Income Approach (DCF)	Market yield	6.48% - 47.96% (10.41%)
Senior Secured First Lien Term Loans	6,241,367	Market Approach (Guideline Comparable)	2015 Revenue Multiple and 2015 EBITDA Multiple	0.50x - 1.00x (1.00x)/3.50x - 4.50x (4.50x)
Senior Secured First Lien Term Loans	13,839,943	Market Approach (Guideline Comparable)	LTM EBITDA Multiple	5.75x - 6.25x (5.75x)
Senior Secured First Lien Term Loans	6,678,501	Market Approach (Guideline Comparable)	2015 Revenue Multiple, 2015 EBITDA Multiple, RGU Price	1.00x - 1.25x (1.13x)/12.00x - 13.00x (12.50x)/$393.75 - $525.00 ($459.38)
Senior Secured First Lien Term Loans	48,341,792	Recent Arms-length transaction	Recent Arms-length transaction	N/A
Senior Secured Second Lien Notes	43,804,716	Income Approach (DCF)	Market yield	9.81% - 41.99% (12.94%)
Senior Secured Second Lien Notes	3,515,627	Recent Arms-length transaction	Recent Arms-length transaction	N/A
Senior Secured Second Lien Notes	157,156	Enterprise Valuation Analysis	EBITDA Multiple/Estimated Liquidation Proceeds	0.00x - 0.00 (0.00x) / $44.9M -$73.2M ($59.7M)
Senior Secured Second Lien Term Loan	203,968,614	Income Approach (DCF)	Market yield	9.80% - 30.00% (11.55%)
Senior Secured Second Lien Term Loan	14,441,745	Income Approach (DCF)	Market yield/Cost of equity	14.42% -14.42% (14.42%); 18.00% - 20.00% (19.00%)
Senior Secured Second Lien Term Loan	1,700,247	Market Approach (Guideline Comparable)	Run-Rate EBITDA Multiple	3.50x - 4.50x (4.50x)
Senior Secured Second Lien Term Loan	144,856	Market Approach (Guideline Comparable)	LTM and 2016 EBITDA Multiple	6.00x - 7.00x (7.00x)/6.00x - 7.00x (7.00x)
Senior Secured Second Lien Term Loan	58,390,000	Recent Arms-length transaction	Recent Arms-length transaction	N/A
Equity/Warrants	—	Enterprise Valuation Analysis	EBITDA Multiple/Estimated Liquidation Proceeds	0.00x - 0.00 (0.00x) / $44.9M - $73.2M ($59.7M)
Equity/Warrants	3,267,264	Income Approach (DCF)	Market Yield	13.56% - 13.56% (13.56%)
Equity/Warrants	500,892	Market Approach (Guideline Comparable)	2015 Revenue Multiple, 2015 EBITDA Multiple, RGU Price	1.00x - 1.25x (1.13x)/12.00x - 13.00x (12.50x)/$393.75 -$525.00 ($459.38)
Equity/Warrants	2,535,132	Market Approach (Guideline Comparable	LTM and NTM EBITDA Multiple	7.75x - 8.00x (7.84x)/7.00x - 7.50x (7.32x)
Equity/Warrants	—	Market Approach (Guideline Comparable)	2015 Revenue Multiple and 2015 EBITDA Multiple	0.50x - 1.00x (1.00x)/3.50x - 4.50x (4.50x)
Equity/Warrants	—	Market Approach (Guideline Comparable)	LTM and NTM EBITDA Multiple	6.50x - 7.50x (7.00x)/6.50x - 7.50x (7.00x)
Equity/Warrants	—	Market Approach (Guideline Comparable)	EBITDA Multiple	12.5x - 13.5x (13.5x)
Equity/Warrants	661,640	Market Approach (Guideline Comparable)	LTM EBITDA Multiple	0.00x - 5.75x (4.0x)
Equity/Warrants	6,278,907	Recent Arms-length transaction	Recent Arms-length transaction	N/A
Total	$854,004,889
Total Return Swap	(27,365,819)	Income Approach (DCF)	Market yield of underlying assets	6.19% - 74.34% (11.12%)
Total	$826,639,070
 _________________________________

(1)	Represents amounts used when the Company has determined that market participants would use such multiples when measuring the fair value of these investments.
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
SIC Advisors acts as the investment manager of Arbor and has discretion over the composition of the basket of loans underlying the TRS. The terms of the TRS are governed by an ISDA 2002 Master Agreement, the Schedule thereto and Credit Support Annex to such Schedule, and the Confirmation exchanged thereunder, between Arbor and Citibank, which collectively establish the TRS, and are collectively referred to herein as the “TRS Agreement”. On March 21, 2014, Arbor amended and restated its Confirmation Letter Agreement (the “Amended Confirmation Agreement”) with Citibank. The Amended Confirmation Agreement increased the maximum market value (determined at the time each such loan becomes subject to the TRS) of the portfolio of loans that Arbor may select from $100 million to $200 million, and increased the interest rate payable to Citibank from LIBOR plus 1.30% per annum to LIBOR plus 1.35% per annum. Other than the foregoing, the Amended Confirmation Agreement did not change any of the other terms of the TRS.

On July 23, 2014, Arbor entered into the Second Amended and Restated Confirmation Letter Agreement (the “Second Amended Confirmation Agreement”) with CitiBank. The Second Amended Confirmation Agreement increased the maximum market value (determined at the time each such loan becomes subject to the TRS) of the portfolio of loans that Arbor may select from $200 million to $350 million. Other than the foregoing, the Second Amended Confirmation Agreement did not change any of the other terms of the TRS.
On June 8, 2015, Arbor entered into the Third Amended and Restated Confirmation Letter Agreement (the “Third Amended Confirmation Agreement”) with CitiBank. The Third Amended Confirmation Agreement decreased the maximum market value (determined at the time each such loan becomes subject to the TRS) of the portfolio of loans that Arbor may select from $350 million to $300 million. Other than the foregoing, the Third Amended Confirmation Agreement did not change any of the other terms of the TRS.

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
Pursuant to the terms of the TRS Agreement, as amended and subject to conditions customary for transactions of this nature, Arbor may select a portfolio of loans with a maximum market value (determined at the time each such loan becomes subject to the TRS) of $300 million, which is also referred to as the maximum notional amount of the TRS. Arbor receives from Citibank a periodic payment on set dates that is based upon any coupons, both earned and accrued, generated by the loans underlying the TRS, subject to limitations described in the Amended TRS Agreement as well as any fees associated with the loans included in the portfolio. Arbor pays to Citibank interest at a rate equal to one-month LIBOR plus 1.65% per annum. In addition, upon the termination or repayment of any loan subject to the TRS, Arbor either receives from Citibank the appreciation in the value of such loan, or pays to Citibank any depreciation in the value of such loan.
Citibank may terminate the TRS on or after the second anniversary of the effectiveness of the TRS. SIC Advisors may terminate the TRS on behalf of Arbor at any time upon providing 10 days prior notice to Citibank. Any termination by SIC Advisors on behalf of Arbor prior to the second anniversary of the effectiveness of the TRS will result in payment of an early termination fee to Citibank. The early termination fee shall equal the present value of the following two cash flows: (a) interest payments at a rate equal 1.65% based on 70% of the maximum notional amount of $300 million, payable from the later of the first anniversary of the effectiveness of the TRS or the termination date until the second anniversary of the effectiveness of the TRS and (b) interest payments at a rate equal to 0.15% based on the maximum notional amount of $300 million, payable from the later of the first anniversary of the effectiveness of the TRS or the termination date until the second anniversary of the effectiveness of the TRS.
Arbor is required to pay a minimum usage fee in connection with the TRS of 1.65% on the amount equal to 85% of the average daily unused portion of the maximum amount permitted under the TRS. Such minimum usage fee will not apply during the first 365 days and last 60 days of the term of the TRS. Arbor will also pay Citibank customary fees in connection with the establishment and maintenance of the TRS. During the years ended December 31, 2016 and 2015, Arbor paid $687,131 and $636,962 in minimum usage fees, respectively.

Arbor is required to initially cash collateralize a specified percentage of each loan (generally 25% to 35% of the market value of such loan) included under the TRS in accordance with margin requirements described in the Amended TRS Agreement. As of December 31, 2016 and 2015, Arbor has posted $79,620,942 and $77,029,970, respectively, in collateral to Citibank in relation to the TRS which is recorded on the consolidated statements of assets and liabilities as cash collateral on total return swap. Arbor may be required to post additional collateral from time to time as a result of a decline in the mark-to-market value of the portfolio of loans subject to the TRS. The obligations of Arbor under the Amended TRS Agreement are non-recourse to the Company and the Company’s exposure under the Amended TRS Agreement is limited to the value of the Company’s investment in Arbor, which generally equals the value of cash collateral provided by Arbor under the Amended TRS Agreement.
In connection with the TRS, Arbor has made customary representations and warranties and is required to comply with various covenants, reporting requirements and other customary requirements for similar transactions. In addition to customary events of default and termination events included in the form ISDA 2002 Master Agreement, the Amended TRS Agreement contains the following termination events: (a) a failure to satisfy the portfolio criteria for at least 30 days; (b) a failure to post initial cash collateral or additional collateral as required by the Amended TRS Agreement; (c) a default by Arbor or the Company with respect to indebtedness in an amount equal to or greater than the lesser of $10,000,000 and 2% of the Company’s NAV at such time; (d) a merger of Arbor or the Company meeting certain criteria; (e) the Company or Arbor amending their respective constituent documents to alter their investment strategy in a manner that has or could reasonably be expected to have a material adverse effect; and (f) SIC Advisors ceasing to be the investment manager of Arbor or to have authority to enter into transactions under the Amended TRS Agreement on behalf of Arbor, and not being replaced by an entity reasonably acceptable to Citibank. As of December 31, 2016 and December 31, 2015, the Company did not have any derivatives with contingent features in net liability positions; therefore, if a trigger event had occurred, no amount would have been required to be posted by the Company.
The Company’s maximum credit risk exposure as of December 31, 2016 and 2015 is $80,910,105 and $78,523,223, respectively, which is recorded on the consolidated statements of assets and liabilities as cash collateral on total return swap and receivable due on total return swap.
The Company’s receivable from Citibank represents realized amounts from payments on underlying loans in the total return swap portfolio which as of December 31, 2016 and 2015 was $1,289,163 and $1,493,253, respectively, which is recorded on the consolidated statements of assets and liabilities as receivable due on total return swap. The Company does not offset collateral posted in relation to the TRS with any unrealized appreciation or depreciation outstanding in the consolidated statements of assets and liabilities as of December 31, 2016 or December 31, 2015.
Transactions in total return swap contracts during the years ended December 31, 2016, 2015 and 2014 resulted in $6,812,173, $11,574,160 and $6,387,860 in realized gains and $13,718,489, $(19,714,222) and $8,002,993 in unrealized gains/(losses), respectively, which is recorded on the consolidated statements of operations.
The Company held only one derivative position as of the years ended December 31, 2016 and 2015 which is and was subject to a Master Agreement (“MA”). The following table represents the Company’s gross and net amounts after offset under MA of the derivative assets and liabilities presented by derivative type net of the related collateral pledged by the Company as of December 31, 2016 and 2015:

	Gross Derivative Assets/ (Liabilities) Subject to MA	Derivative Amount Available for Offset	Net Amount Presented in the Consolidated Statements of Assets and Liabilities	Cash Collateral Received	Net Amount of Derivative Assets/(Liabilities)
December 31, 2016
Total Return Swap(1)	$(13,647,330)	$—	$(13,647,330)	$—	$(13,647,330)
December 31, 2015
Total Return Swap(1)	$(27,365,819)	$—	$(27,365,819)	$—	$(27,365,819)
 ______________________________

(1)
Cash was posted for initial margin requirements for the total return swap as of December 31, 2016 and 2015 and is reported on the consolidated statements of assets and liabilities as cash collateral on total return swap.

The following table shows the volume of the Company’s derivative transactions during the years ended December 31, 2016 and 2015:

	2016	2015
Average notional par amount of contracts	$214,114,353	$222,622,738

The following is a summary of the TRS reference assets as of December 31, 2016:

Company(1)	Industry	Type of Investment	Maturity	Par Amount	Initial Notional Cost(2)	Fair Value	Unrealized Appreciation/(Depreciation)
Acrisure, LLC	Banking, Finance, Insurance & Real Estate	Senior Secured First Lien Term Loans(7) LIBOR + 4.750%, 1.000% Floor	11/22/2023	2,500,000	2,475,000	2,527,350	52,350
Albertson's LLC	Retail	Senior Secured First Lien Term Loans(3)(5) LIBOR + 3.000%, 0.750% Floor	8/25/2021	2,000,000	2,000,000	2,022,080	22,080
AMC Entertainment Holdings, Inc.	Hotel, Gaming & Leisure	Senior Secured First Lien Term Loans(5) LIBOR + 2.750%, 0.750% Floor	12/15/2023	2,000,000	1,995,000	2,018,500	23,500
AMF Bowling Centers, Inc	Services: Consumer	Senior Secured First Lien Term Loans(7) LIBOR + 5.000%, 1.000% Floor	9/19/2023	6,842,500	6,739,863	6,821,151	81,288
Amplify Snack Brands, Inc.	Beverage & Food	Senior Secured First Lien Term Loans(7) LIBOR + 5.500%, 1.000% Floor	9/2/2023	3,000,000	2,970,000	2,912,490	(57,510)
Answsers Corporation	High Tech Industries	Senior Secured First Lien Term Loans(5) LIBOR + 5.250%, 1.000% Floor	10/1/2021	14,775,000	14,257,875	7,313,625	(6,944,250)
ANVC Merger Corp.	Aerospace & Defense	Senior Secured First Lien Term Loans(7) LIBOR + 4.500%, 1.000% Floor	2/18/2021	4,691,841	4,644,923	4,656,653	11,730
AP Gaming I, LLC	Hotel, Gaming & Leisure	Senior Secured First Lien Term Loans(7) LIBOR + 8.250%, 1.000% Floor	12/21/2020	10,645,102	10,476,828	10,574,099	97,271
Astro AB Borrower, Inc.	Banking, Finance, Insurance & Real Estate	Senior Secured First Lien Term Loans(7) LIBOR + 4.500%, 1.000% Floor	4/30/2022	965,761	960,932	974,211	13,279
Asurion, LLC	Banking, Finance, Insurance & Real Estate	Senior Secured First Lien Term Loans(5) LIBOR + 3.750%, 1.000% Floor	11/3/2023	1,000,000	995,000	1,013,750	18,750
Atkore International, Inc	Wholesale	Senior Secured First Lien Term Loans(3)(7) LIBOR + 3.000%, 1.000% Floor	12/22/2023	3,000,000	2,992,500	3,022,500	30,000
ConvergeOne Holdings Corp.	Telecommunications	Senior Secured First Lien Term Loans(7) LIBOR + 5.375%, 1.000% Floor	6/17/2020	2,500,000	2,462,500	2,487,500	25,000
CSP Technologies North America, LLC	Containers, Packaging & Glass	Senior Secured First Lien Term Loans(7) LIBOR + 6.000%, 1.000% Floor	1/29/2022	9,780,882	9,585,265	9,634,169	48,904
Encompass Digital Media, Inc	Media: Broadcasting & Subscription	Senior Secured First Lien Term Loans(7) LIBOR + 4.500%, 1.000% Floor	6/6/2021	4,887,500	4,863,063	4,618,688	(244,375)
EVO Payments International, LLC	Banking, Finance, Insurance & Real Estate	Senior Secured First Lien Term Loans(3) LIBOR + 5.000%, 1.000% Floor	12/22/2023	3,000,000	2,970,000	2,970,000	—
Fieldwood Energy LLC	Energy: Oil & Gas	Senior Secured First Lien Term Loans(7) LIBOR + 7.000%, 1.000% Floor	8/31/2020	1,222,222	1,100,000	1,155,000	55,000
Fieldwood Energy LLC	Energy: Oil & Gas	Senior Secured First Lien Term Loans(7) LIBOR + 7.125%, 1.250% Floor	9/30/2020	1,650,000	1,641,125	1,431,375	(209,750)

Company(1)	Industry	Type of Investment	Maturity	Par Amount	Initial Notional Cost(2)	Fair Value	Unrealized Appreciation/(Depreciation)
Fieldwood Energy LLC	Energy: Oil & Gas	Senior Secured Second Lien Term Loans(7) LIBOR + 7.125%, 1.250% Floor	9/30/2020	2,596,305	2,676,375	1,817,414	(858,961)
First Data Corporation	Banking, Finance, Insurance & Real Estate	Senior Secured First Lien Term Loans(5) LIBOR + 3.000%, 0.000% Floor	7/8/2022	1,000,000	1,000,000	1,010,210	10,210
Flex Acquisition Company, Inc.	Containers, Packaging & Glass	Senior Secured First Lien Term Loans(3)(7) LIBOR + 3.250%, 1.000% Floor	12/29/2023	1,000,000	995,000	1,008,330	13,330
Four Seasons Holdings Inc.	Hotel, Gaming & Leisure	Senior Secured First Lien Term Loans(7) LIBOR + 3.000%, 0.750% Floor	11/30/2023	1,000,000	995,000	1,011,250	16,250
Genex Services, Inc.	Banking, Finance, Insurance & Real Estate	Senior Secured First Lien Term Loans(5) LIBOR + 4.250%, 1.000% Floor	5/28/2021	2,942,374	2,927,662	2,920,306	(7,356)
GTCR Valor Companies, Inc.	Media: Diversified & Production	Senior Secured First Lien Term Loans(7) LIBOR + 6.000%, 1.000% Floor	6/16/2023	4,987,500	4,788,000	4,925,156	137,156
Harbortouch Payments, LLC	Banking, Finance, Insurance & Real Estate	Senior Secured First Lien Term Loans(7) LIBOR + 4.750%, 1.000% Floor	10/13/2023	5,000,000	4,950,000	4,950,000	—
HNC Holdings, Inc.	Construction & Building	Senior Secured First Lien Term Loans(7) LIBOR + 4.500%, 1.000% Floor	10/5/2023	572,000	569,140	577,720	8,580
Hudson Products Holdings Inc	Capital Equipment	Senior Secured First Lien Term Loans(7) LIBOR + 4.000%, 1.000% Floor	3/15/2019	1,862,892	1,853,578	1,632,360	(221,218)
Imagine! Print Solutions, LLC	Media: Advertising, Printing & Publishing	Senior Secured First Lien Term Loans(7) LIBOR + 6.000%, 1.000% Floor	3/30/2022	4,977,182	4,916,266	5,026,954	110,688
Iqor US Inc.	Services: Business	Senior Secured First Lien Term Loans(7) LIBOR + 5.000%, 1.000% Floor	4/1/2021	7,591,111	7,439,289	7,230,533	(208,756)
Isola USA Corp.	High Tech Industries	Senior Secured First Lien Term Loans(7) LIBOR + 8.250%, 1.000% Floor	11/29/2018	3,697,045	3,595,250	3,441,172	(154,078)
J.D. Power and Associates	Services: Consumer	Senior Secured First Lien Term Loans(7) LIBOR + 4.250%, 1.000% Floor	9/7/2023	2,000,000	1,990,000	2,017,500	27,500
Kronos Incorporated	Services: Business	Senior Secured First Lien Term Loans(7) LIBOR + 4.000%, 1.000% Floor	11/1/2023	3,000,000	2,985,000	3,035,160	50,160
Kronos Incorporated	Services: Business	Senior Secured Second Lien Term Loans(7) LIBOR + 8.250%, 1.000% Floor	11/1/2024	2,000,000	1,980,000	2,058,760	78,760
Lightstone HoldCo LLC	Utilities: Electric	Senior Secured First Lien Term Loans(3) LIBOR + 5.500%, 1.000% Floor	1/30/2024	2,739,130	2,684,348	2,769,946	85,598
Lightstone HoldCo LLC	Utilities: Electric	Senior Secured First Lien Term Loans(3) LIBOR + 5.500%, 1.000% Floor	1/30/2024	260,870	255,652	263,804	8,152

Company(1)	Industry	Type of Investment	Maturity	Par Amount	Initial Notional Cost(2)	Fair Value	Unrealized Appreciation/(Depreciation)
Livingston International, Inc.	Transportation: Cargo	Senior Secured Second Lien Term Loans(1)(4)(7) LIBOR + 8.250%, 1.250% Floor	4/17/2020	1,954,783	1,969,443	1,862,321	(107,122)
MPH Acquisition Holdings LLC	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loans(7) LIBOR + 4.000%, 1.000% Floor	6/7/2023	2,870,317	2,855,965	2,917,993	62,028
MWI Holdings, Inc.	Capital Equipment	Senior Secured First Lien Term Loans(7) LIBOR + 5.500%, 1.000% Floor	6/29/2020	3,990,000	3,950,100	3,980,025	29,925
Nine West Holdings, Inc.	Consumer goods: Non-durable	Senior Secured First Lien Term Loans(7) LIBOR + 3.750%, 1.000% Floor	10/8/2019	5,865,000	5,850,338	3,606,975	(2,243,363)
O2 Partners, LLC	Consumer goods: Non-durable	Senior Secured First Lien Term Loans(6) LIBOR + 5.000%, 1.000% Floor	10/7/2022	1,500,000	1,485,000	1,485,000	—
Payless Inc.	Retail	Senior Secured First Lien Term Loans(7) LIBOR + 4.000%, 1.000% Floor	3/11/2021	5,850,000	5,828,063	3,017,606	(2,810,457)
Petco Animal Supplies, Inc.	Retail	Senior Secured First Lien Term Loans(7) LIBOR + 4.000%, 1.000% Floor	1/26/2023	5,940,050	5,821,249	5,965,533	144,284
Polycom, Inc.	Wholesale	Senior Secured First Lien Term Loans(7) LIBOR + 6.500%, 1.000% Floor	9/27/2023	1,946,667	1,868,800	1,953,967	85,167
Preferred Proppants, LLC	Construction & Building	Senior Secured First Lien Term Loans(7) LIBOR + 5.750%, 1.000% Floor	7/27/2020	2,870,178	2,841,476	2,421,713	(419,763)
Press Ganey Holdings, Inc.	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loans(5) LIBOR + 3.250%, 1.000% Floor	10/23/2023	3,000,000	2,985,000	3,015,000	30,000
Press Ganey Holdings, Inc.	Healthcare & Pharmaceuticals	Senior Secured Second Lien Term Loans(5) LIBOR + 7.250%, 1.000% Floor	10/21/2024	6,500,000	6,472,500	6,472,505	5
Rackspace Hosting, Inc.	Services: Business	Senior Secured First Lien Term Loans(3) LIBOR + 3.500%, 1.000% Floor	11/3/2023	1,000,000	1,000,000	1,000,000	—
Rackspace Hosting, Inc.	Services: Business	Senior Secured First Lien Term Loans(7) LIBOR + 4.000%, 1.000% Floor	11/3/2023	2,500,000	2,487,500	2,530,200	42,700
SCS Holdings I Inc.	High Tech Industries	Senior Secured First Lien Term Loans(5) LIBOR + 4.250%, 1.000% Floor	10/30/2022	1,500,000	1,496,250	1,496,250	—
Sungard Availability Services Capital Inc.	Services: Business	Senior Secured First Lien Term Loans(5) LIBOR + 5.000%, 1.000% Floor	4/1/2019	7,989,438	7,956,046	7,716,439	(239,607)
TaxACT Inc.	Banking, Finance, Insurance & Real Estate	Senior Secured First Lien Term Loans(5) LIBOR + 6.000%, 1.000% Floor	1/3/2023	2,705,882	2,634,706	2,705,882	71,176
Tensar Corporation	Capital Equipment	Senior Secured First Lien Term Loans(7) LIBOR + 4.750%, 1.000% Floor	7/9/2021	11,574,536	11,458,791	10,417,083	(1,041,708)

Company(1)	Industry	Type of Investment	Maturity	Par Amount	Initial Notional Cost(2)	Fair Value	Unrealized Appreciation/(Depreciation)
TravelCLICK, Inc	Hotel, Gaming & Leisure	Senior Secured First Lien Term Loans(5) LIBOR + 4.500%, 1.250% Floor	5/6/2021	4,732,805	4,685,477	4,738,721	53,244
tronc, Inc.	Media: Advertising, Printing & Publishing	Senior Secured First Lien Term Loans(4)(5) LIBOR + 4.750%, 1.000% Floor	8/4/2021	7,000,000	6,930,000	6,973,750	43,750
UFC Holdings, LLC	Hotel, Gaming & Leisure	Senior Secured First Lien Term Loans(7) LIBOR + 4.000%, 1.000% Floor	8/18/2023	1,000,000	995,000	1,012,000	17,000
UFC Holdings, LLC	Hotel, Gaming & Leisure	Senior Secured Second Lien Term Loans(7) LIBOR + 7.500%, 1.000% Floor	8/18/2024	500,000	495,000	513,125	18,125
US Shipping Partners LP	Transportation: Cargo	Senior Secured First Lien Term Loans(5) LIBOR + 4.250%, 1.000% Floor	6/26/2021	1,856,284	1,842,362	1,786,673	(55,689)
VCVH Holding Corp.	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loans(7) LIBOR + 5.000%, 1.000% Floor	6/1/2023	997,500	987,525	987,525	—
Veresen Midstream Limited Partnership	Energy: Oil & Gas	Senior Secured First Lien Term Loans(7) LIBOR + 4.250%, 1.000% Floor	3/31/2022	2,992,405	2,956,197	3,009,851	53,654
Victory Capital Operating, LLC	Banking, Finance, Insurance & Real Estate	Senior Secured First Lien Term Loans(7) LIBOR + 7.500%, 1.000% Floor	10/29/2021	1,625,357	1,600,977	1,641,611	40,634
Vistra Operations Company LLC	Energy: Electricity	Senior Secured First Lien Term Loans(7) LIBOR + 4.000%, 1.000% Floor	8/4/2023	3,257,143	3,224,571	3,294,307	69,736
Vistra Operations Company LLC	Energy: Electricity	Senior Secured First Lien Term Loans(7) LIBOR + 4.000%, 1.000% Floor	8/4/2023	742,857	735,429	751,334	15,905
Vistra Operations Company LLC	Energy: Electricity	Senior Secured First Lien Term Loans(3)(5) LIBOR + 3.250%, 0.750% Floor	12/14/2023	1,500,000	1,496,250	1,518,750	22,500
Western Digital Corporation	High Tech Industries	Senior Secured First Lien Term Loans(5) LIBOR + 3.750%, 0.750% Floor	4/29/2023	3,192,000	3,148,110	3,223,920	75,810
YRC Worldwide Inc.	Transportation: Cargo	Senior Secured First Lien Term loans(4)(7) LIBOR + 7.000%, 1.000% Floor	2/13/2019	9,737,187	9,725,122	9,627,643	(97,479)
Total				$230,377,606	$227,513,681	$213,493,418	$(14,020,263)
Total accrued interest income, net of expenses							372,933
Total unrealized depreciation on total return swap							$(13,647,330)
 _____________________________

(1)	All investments are domiciled in the United States except for Livingston International, Inc., which is domiciled in Canada.

(2)	Represents the initial amount of par of an investment in which the TRS is referenced.

(3)	The referenced asset or portion thereof is unsettled as of December 31, 2016.

(4)	The investment is not a qualifying asset under the Investment Company Act of 1940, as amended.

(5)
The interest rate on these loans is subject to a base rate plus 1 Month (“1M”) LIBOR, which at December 31, 2016 was 0.77%. As the interest rate is subject to a minimum LIBOR floor which was greater than the 1M LIBOR rate at December 31, 2016, the prevailing rate in effect at December 31, 2016 was the base rate plus the LIBOR floor.

(6)
The interest rate on these loans is subject to a base rate plus 2 Month (“2M”) LIBOR, which at December 31, 2016 was 0.82%. As the interest rate is subject to a minimum LIBOR floor which was greater than the 2M LIBOR rate at December 31, 2016, the prevailing rate in effect at December 31, 2016 was the base rate plus the LIBOR floor.

(7)
The interest rate on these loans is subject to a base rate plus 3 Month (“3M”) LIBOR, which at December 31, 2016 was 1.00%. As the interest rate is subject to a minimum LIBOR floor which was greater than the 3M LIBOR rate at December 31, 2016, the prevailing rate in effect at December 31, 2016 was the base rate plus the LIBOR floor.

The following is a summary of the TRS reference assets as of December 31, 2015:

Company(1)	Industry(4)	Type of Investment	Maturity	Par Amount	Initial Notional Cost(2)	Fair Value	Unrealized Appreciation/ (Depreciation)
American Beacon Advisors Inc	Banking, Finance, Insurance & Real Estate	Senior Secured First Lien Term Loan LIBOR + 4.500%, 1.000% Floor(7)	4/30/2022	997,500	$992,513	$984,204	$(8,309)
Answers Corporation	High Tech Industries	Senior Secured First Lien Term Loan LIBOR + 5.250%, 1.000% Floor(5)	10/1/2021	14,887,500	14,366,438	9,974,625	(4,391,813)
ANVC Merger Corp.	Aerospace & Defense	Senior Secured First Lien Term Loan LIBOR + 4.500%, 1.000% Floor(7)	2/18/2021	4,740,086	4,692,685	4,597,883	(94,802)
AP Gaming I, LLC	Hotel, Gaming & Leisure	Senior Secured Second Lien Term Loan LIBOR + 8.250%, 1.000% Floor(7)	12/20/2020	14,263,492	13,988,219	13,710,781	(277,438)
Asurion, LLC	Banking, Finance, Insurance & Real Estate	Senior Secured First Lien Term Loan LIBOR + 3.750%, 1.250% Floor(7)	5/24/2019	4,724,269	4,723,681	4,415,727	(307,954)
Atkore International, Inc	Metals & Mining	Senior Secured Second Lien Term Loan LIBOR + 6.750%, 1.000% Floor(7)	10/9/2021	10,000,000	10,032,500	8,700,000	(1,332,500)
Bowlmor AMF Corporation	Services: Consumer	Senior Secured First Lien Term Loan LIBOR + 6.250%, 1.000% Floor(7)	9/18/2021	8,910,000	8,776,350	8,783,745	7,395
CJ Holding Co.	Energy: Oil & Gas	Senior Secured First Lien Term Loan LIBOR + 5.500%, 1.000% Floor(4)(5)	3/24/2020	2,985,000	2,567,100	1,814,880	(752,220)
CSP Technologies North America, LLC	Containers, Packaging & Glass	Senior Secured First Lien Term Loan LIBOR + 6.000%, 1.000% Floor(7)	1/29/2022	9,925,000	9,726,500	9,726,500	—
Collective Brands Finance Inc.	Retail	Senior Secured First Lien Term Loan LIBOR + 4.000%, 1.000% Floor(7)	3/11/2021	5,910,000	5,887,838	3,376,088	(2,511,750)
Encompass Digital Media, Inc	Telecommunications	Senior Secured First Lien Term Loan LIBOR + 4.500%, 1.000% Floor(5)	6/6/2021	4,937,500	4,912,813	4,814,063	(98,750)
Fieldwood Energy LLC	Energy: Oil & Gas	Senior Secured Second Lien Term Loan LIBOR + 7.125%, 1.250% Floor(8)	9/30/2020	4,246,305	4,317,500	636,946	(3,680,554)
Genex Services, Inc.	Banking, Finance, Insurance & Real Estate	Senior Secured First Lien Term Loan LIBOR + 4.250%, 1.000% Floor(5)	5/30/2021	2,972,475	2,957,612	2,915,492	(42,120)
Hudson Products Holdings Inc	Capital Equipment	Senior Secured First Lien Term Loan LIBOR + 4.000%, 1.000% Floor(7)	3/15/2019	1,872,446	1,863,083	1,569,727	(293,356)
Iqor US Inc.	Services: Business	Senior Secured First Lien Term Loan LIBOR + 5.000%, 1.000% Floor(7)	4/1/2021	7,668,571	7,515,200	6,045,365	(1,469,835)
Isola USA	High Tech Industries	Senior Secured First Lien Term Loan LIBOR + 8.250%, 1.000% Floor(7)	11/29/2018	3,825,000	3,767,625	3,372,417	(395,208)
Language Line LLC	Telecommunications	Senior Secured First Lien Term Loan LIBOR + 5.500%, 1.000% Floor(7)	7/7/2021	3,293,750	3,260,813	3,266,314	5,501
Livingston International, Inc.	Transportation: Cargo	Senior Secured Second Lien Term Loan LIBOR + 7.750%, 1.250% Floor(1)(4)(7)	4/18/2020	1,954,783	1,969,443	1,804,239	(165,204)
Maxim Crane Works LP	Capital Equipment	Senior Secured Second Lien Term Loan LIBOR + 9.250%, 1.000% Floor(5)	11/26/2018	6,500,000	6,590,000	6,370,000	(220,000)
Mohegan Tribal Gaming	Hotel, Gaming & Leisure	Senior Secured First Lien Term Loan LIBOR + 4.500%, 1.000% Floor(7)	11/19/2019	6,937,197	6,805,555	6,771,189	(34,366)
Nine West Holdings, Inc.	Consumer goods: Non-durable	Senior Secured First Lien Term Loan LIBOR + 3.750%, 1.000% Floor(7)	10/8/2019	5,925,000	5,910,188	4,094,175	(1,816,013)
Packaging Coordinators, Inc.	Containers, Packaging & Glass	Senior Secured First Lien Term Loan LIBOR + 4.250%, 1.000% Floor(7)	8/1/2021	4,950,000	4,900,500	4,900,500	—

Company(1)	Industry(4)	Type of Investment	Maturity	Par Amount	Initial Notional Cost(2)	Fair Value	Unrealized Appreciation/ (Depreciation)
Preferred Sands Holding Company, LLC	Construction & Building	Senior Secured First Lien Term Loan LIBOR + 5.750%, 1.000% Floor(7)	7/27/2020	6,930,000	6,860,700	3,205,125	(3,655,575)
Sungard Availability Services Capital Inc.	Services: Business	Senior Secured First Lien Term Loan LIBOR + 5.000%, 1.000% Floor(5)	3/31/2019	10,592,195	10,545,854	9,149,008	(1,396,846)
Tensar Corp.	Capital Equipment	Senior Secured First Lien Term Loan LIBOR + 4.750%, 1.000% Floor(7)	7/9/2021	11,880,000	11,761,200	10,083,150	(1,678,050)
Thomson Multimedia	Media: Advertising, Printing & Publishing	Senior Secured First Lien Term Loan LIBOR + 6.000%, 1.000% Floor(5)	3/31/2020	8,771,899	8,879,253	8,530,672	(348,581)
TravelCLICK, Inc	Hotel, Gaming & Leisure	Senior Secured First Lien Term Loan LIBOR + 4.500%, 1.250% Floor(5)	5/12/2021	9,817,247	9,719,074	9,424,557	(294,517)
Tribune Publishing Co.	Media: Advertising, Printing & Publishing	Senior Secured First Lien Term Loan LIBOR + 4.750%, 1.000% Floor(5)	8/4/2021	9,500,000	9,424,000	8,704,375	(719,625)
TTM Technologies Inc.	High Tech Industries	Senior Secured First Lien Term Loan LIBOR + 5.000%, 1.000% Floor(4)(7)	5/7/2021	3,990,000	3,850,350	3,600,975	(249,375)
US Shipping Partners LP	Transportation: Cargo	Senior Secured First Lien Term Loan LIBOR + 4.250%, 1.000% Floor(7)	6/26/2021	1,926,818	1,912,367	1,772,673	(139,694)
YP LLC	Media: Advertising, Printing & Publishing	Senior Secured First Lien Term Loan LIBOR + 6.750%, 1.250% Floor(5)	6/4/2018	3,130,435	3,153,913	3,091,531	(62,382)
YRC Worldwide Inc.	Transportation: Cargo	Senior Secured First Lien Term Loan LIBOR + 7.250%, 1.000% Floor(4)(5)	2/13/2019	9,837,312	9,825,123	8,525,703	(1,299,420)
					$206,455,990	$178,732,629	$(27,723,361)
Total accrued interest income, net of expenses							357,542
Total unrealized depreciation on total return swap							$(27,365,819)

___________________________

(1)	All investments are domiciled in the United States except for Livingston International, Inc., which is domiciled in Canada.
(2)	Represents the initial amount of par of an investment in which the TRS is referenced.
(3)	The referenced asset or portion thereof is unsettled as of December 31, 2015.
(4)	The investment is not a qualifying asset under the Investment Company Act of 1940, as amended.
(5)
The interest rate on these loans is subject to a base rate plus 1 Month ("1M") LIBOR, which at December 31, 2015 was 0.43%. As the interest rate is subject to a minimum LIBOR floor which was greater than the 1M LIBOR rate at December 31, 2015, the prevailing rate in effect at December 31, 2015 was the base rate plus the LIBOR floor.

(6)
The interest rate on these loans is subject to a base rate plus 2 Month ("2M") LIBOR, which at December 31, 2015 was 0.51%. As the interest rate is subject to a minimum LIBOR floor which was greater than the 2M LIBOR rate at December 31, 2015, the prevailing rate in effect at December 31, 2015 was the base rate plus the LIBOR floor.

(7)
The interest rate on these loans is subject to a base rate plus 3 Month ("3M") LIBOR, which at December 31, 2015 was 0.61%. As the interest rate is subject to a minimum LIBOR floor which was greater than the 3M LIBOR rate at December 31, 2015, the prevailing rate in effect at December 31, 2015 was the base rate plus the LIBOR floor.

(8)
The interest rate on these loans is subject to a base rate plus 6 Month ("6M") LIBOR, which at December 31, 2015 was 0.85%. As the interest rate is subject to a minimum LIBOR floor which was greater than the 6M LIBOR rate at December 31, 2015, the prevailing rate in effect at December 31, 2015 was the base rate plus the LIBOR floor.

Note 6. Borrowings
The following table shows the Company's outstanding debt as of December 31, 2016 and 2015:

	2016			2015
	Total Commitment	Balance Outstanding	Unused Commitment	Total Commitment	Balance Outstanding	Unused Commitment
ING Credit Facility	$175,000,000	$150,000,000	$25,000,000	$170,000,000	$145,000,000	$25,000,000
Alpine Credit Facility	300,000,000	240,000,000	60,000,000	300,000,000	240,000,000	60,000,000
Total before deferred financing costs	475,000,000	390,000,000	85,000,000	470,000,000	385,000,000	85,000,000
Unamortized deferred financing costs	—	(4,340,533)	—	—	(3,239,404)	—
Total borrowings outstanding, net	$475,000,000	$385,659,467	$85,000,000	$470,000,000	$381,760,596	$85,000,000
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
The ING Credit Facility allows for the Company, at its option, to borrow money at a rate of either (i) an alternate base rate plus 1.50% per annum or (ii) LIBOR plus 2.50% per annum. The interest rate margins are subject to certain step-downs upon the satisfaction of certain conditions described in the Revolving Credit Agreement. The alternate base rate will be the greatest of (i) the U.S. Prime Rate set forth in the Wall Street Journal, (ii) the federal funds effective rate plus 1/2 of 1%, and (iii) three month LIBOR plus 1.00%. As of December 31, 2016 and 2015, the commitment under the ING Credit Facility was $175,000,000 and $170,000,000, respectively, and the ING Credit Facility includes an accordion feature that allows for potential future expansion of the ING Credit Facility up to a total of $500,000,000. Availability of loans under the ING Credit Facility is linked to the valuation of the collateral pursuant to a borrowing base mechanism.
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
As of December 31, 2016 and 2015, the carrying amount of the Company’s borrowings under the ING Credit Facility approximated their fair value. The fair value of the Company’s debt obligation is determined in accordance with ASC 820, which defines fair value in terms of the price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The fair value of the Company’s borrowing under the ING Credit Facility is estimated based upon market interest rates of the Company’s borrowing or entities with similar credit risk, adjusted for nonperformance risk, if any. At December 31, 2016 and 2015, the ING Credit Facility would be deemed to be Level 3, as defined in Note 4.
As of December 31, 2016 and 2015, $2,746,766 and $1,061,595, respectively, of financing costs related to the ING Credit Facility have been capitalized and are being amortized over the respective terms. For the years ended December 31, 2016 and 2015, the Company recorded $4,842,767 and $4,118,971, respectively, of interest and financing expenses related to the ING Credit Facility, of which $4,108,157 and $3,431,490, respectively, was attributable to interest and $734,610 and $687,481, respectively was attributable to amortization of deferred financing costs, respectively. As of December 31, 2016 and 2015, the Company’s outstanding borrowings under the ING Credit Facility were $150,000,000 and $145,000,000, respectively. For the years ended December 31, 2016 and 2015 the Company’s weighted average outstanding debt balance and interest rate on the ING Credit Facility was $109,931,694 and 3.7% and $97,547,945 and 3.5%, respectively.
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
Borrowings of Alpine are considered borrowings of the Company for purposes of complying with the asset coverage requirements under the 1940 Act, applicable to business development companies.
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

As of December 31, 2016, the carrying amount of the Company’s borrowings under the Alpine Credit Facility approximated the fair value of the Company’s debt obligation. The fair value of the Company’s debt obligation is determined in accordance with ASC 820, which defines fair value in terms of the price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The fair value of the Company’s borrowings under the Alpine Credit Facility is estimated based upon market interest rates of the Company’s borrowings or entities with similar credit risk, adjusted for nonperformance risk, if any. At December 31, 2016, the Alpine Credit Facility would be deemed to be Level 3, as defined in Note 4.
As of December 31, 2016 and 2015, $1,593,767 and $2,177,809, respectively, of financing costs related to the Alpine Credit Facility has been capitalized and is being amortized over the respective terms. For the years ended December 31, 2016 and 2015, the Company recorded $9,969,661 and $7,071,908, respectively, of interest and financing expenses related to the Alpine Credit Facility, of which $9,385,618 and $6,530,916, respectively, was attributable to interest and $584,043 and $540,992 was attributable to amortization of deferred financing costs. For the years ended December 31, 2016 and 2015, the Company’s weighted average outstanding debt balance and interest rate on the Alpine Credit Facility was $240,000,000 and 3.8% and $182,974,180 and 3.5%, respectively.
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
The base management fee is calculated at an annual rate of 1.75% of the Company’s gross assets payable quarterly in arrears. For purposes of calculating the base management fee, the term “gross assets” includes any assets acquired with the proceeds of leverage. “Gross assets” also includes any cash collateral posted with respect to the TRS, adjusted for realized and unrealized appreciation. For the first quarter of the Company’s operations, the base management fee was calculated based on the initial value of the Company’s gross assets. Subsequently, the base management fee is calculated based on the gross assets at the end of each completed calendar quarter. Base management fees for any partial quarter are appropriately prorated. For the years ended December 31, 2016, 2015, and 2014, the Company recorded an expense for base management fees of $19,928,802, $17,234,293 and$8,976,657, respectively, of which $5,138,107 and $4,686,096 were payable at December 31, 2016 and 2015, respectively.
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
For the years ended December 31, 2016, 2015 and 2014 the Company recorded a Subordinated Incentive Fee on Income of $9,281,479, $4,434,352 and $(183,617), respectively. As of December 31, 2016 and 2015, the Company recorded an incentive fee on net income payable of $1,405,419 and $1,795,268, respectively.
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
For the years ended December 31, 2016, 2015 and 2014, the Company recorded no capital gains incentive fee. As of December 31, 2016 and 2015, the Company recorded no capital gains incentive fee payable.
Prior to June 2, 2014, SIC Advisors bore all organizational and offering expenses, as defined in the IAA, on behalf of the Company until the Company’s gross proceeds in connection with the sale of its common stock exceeded $300,000,000. Beginning June 2, 2014, the Company became responsible for all ongoing organization and offering expenses.
Pursuant to the terms of the IAA, the Company has agreed to reimburse SIC Advisors for any such organizational and offering expenses incurred by SIC Advisors (“O&O Reimbursable Expenses”) prior to June 2, 2014 not to exceed 1.25% of the gross subscriptions raised by the Company over the course of the offering period, which is currently scheduled to terminate April 17, 2018, unless further extended.
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
As of February 2015, SIC Advisors has been fully reimbursed for all O&O Reimbursable Expenses from inception to date, which totaled $5,602,303. For the years ended December 31, 2016, 2015 and 2014, SIC Advisors incurred O&O Reimbursable Expenses of $0, $0 and $1,880,248, respectively. For the years ended December 31, 2016, 2015, and 2014 the Company reimbursed SIC Advisors $0, $443,687 and $4,640,250, respectively. As of December 31, 2016 and 2015, no amounts have been accrued related to O&O Expenses to be reimbursed to SIC Advisors.
Administration Agreement
On April 5, 2012, the Company entered into an administration agreement (the “Administration Agreement”) with Medley Capital LLC, pursuant to which Medley Capital LLC furnishes the Company with administrative services necessary to conduct its day-to-day operations. On February 28, 2013, Medley Capital LLC entered into a Sub-Administration Agreement with State Street Bank Global Fund Accounting and Custody to perform certain financial, accounting, administrative and other services on behalf of the Company. On March 2, 2016, the Company’s board of directors approved the renewal of the Administration Agreement for an additional one-year term at an in-person meeting. Medley Capital LLC is reimbursed for administrative expenses it incurs on the Company’s behalf in performing its obligations. Such costs are reasonably allocated to the Company on the basis of assets, revenues, time records or other reasonable methods. The Company does not reimburse Medley Capital LLC for any services for which it receives a separate fee or for rent, depreciation, utilities, capital equipment or other administrative items allocated to a controlling person of Medley Capital LLC. For the years ended December 31, 2016, 2015 and 2014 the Company recorded an expenses of $2,847,745, $2,261,789 and $1,300,971, respectively, relating to administrator expenses. As of December 31, 2016 and 2015, the Company had $850,678 and $517,930, respectively, in administrator expenses payable.
Expense Support and Reimbursement Agreement
From June 29, 2012 through December 31, 2016, the Company was party to an Expense Support and Reimbursement Agreement with SIC Advisors (the “Expense Support Agreement”). During the term of the Expense Support Agreement, SIC Advisors reimbursed the Company for operating expenses in an amount equal to the difference between the Company’s distributions paid to its stockholders in each month, less the sum of the Company’s net investment income, net realized capital gains and dividends paid to the Company from its portfolio companies, not included in net income and net realized capital gains, during such period (“Expense Support Reimbursement”). To the extent that no dividends or other distributions were paid to the Company’s stockholders in any given month, then the Expense Support Reimbursement for such month was equal to such amount necessary in order for available operating funds for the month to equal zero. From April 1, 2016 until the expiration of the Expense Support Agreement on December 31, 2016, SIC Advisors made expense support payments on a discretionary basis by making an election on the last day of each month to fund an expense support payment in an amount equal to the difference between the Company’s distributions paid to stockholders during such month less the sum of the Company’s net investment income, net realized capital gains and dividends paid to the Company from its portfolio companies, not included in net income and net realized capital gains during such period.
The purpose of the Expense Support Agreement was to cover distributions to stockholders so as to ensure that the distributions did not constitute a return of capital for GAAP purposes and to reduce operating expenses until the Company had raised sufficient capital to be able to absorb such expenses. The Expense Support Agreement expired on December 31, 2016.
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
For the years ended December 31, 2016, 2015 and 2014, the Company recorded net Expense Support Reimbursements of $16,093,129, $6,283,327 and $5,222,096, respectively, on the consolidated statements of operations and gross Expense Support Reimbursements of $16,228,913, $8,744,627 and $6,759,600, respectively. Repayments of amounts paid by SIC Advisors to the Company under the Expense Support Agreement will be accrued as they become probable and estimable. As of December 31, 2016 and 2015, the Company recorded $7,892,273 and $7,314,867, respectively, in its consolidated statements of assets and liabilities as due from affiliate relating to the Expense Support Agreement. The Company refers to Expense Support Reimbursements that are eligible for reimbursement to SIC Advisors by virtue of having satisfied the conditions described above as a “Crystalized Reimbursement.” As of December 31, 2016 and 2015, the Company recorded $135,784 and $2,461,300, respectively, of Crystalized Reimbursements, of which $0 and $1,765,768 was paid to the Company, and $135,784 and $695,533 was included in Due to Affiliate on the respective consolidated statements of assets and liabilities. As of December 31, 2016, 2015 and 2014, the total amounts eligible for reimbursement of the Company to SIC Advisors net of Crystalized Reimbursements was $31,474,331, $16,824,125 and $10,540,799, respectively.

The following table provides information regarding liabilities incurred by SIC Advisors pursuant to the Expense Support Agreement as well as other information relating to the Company’s ability to reimburse SIC Advisors for such payments:

Quarter Ended	Amount of Expense Payment Obligation	Amount Repaid to SIC Advisors	Operating Expense Ratio(1)	Annualized Distribution Rate(2)	Eligible to be Repaid Through
June 30, 2012	$454,874	$454,874	6.13%	8.00%	June 30, 2015
September 30, 2012	437,303	437,303	4.05%	8.00%	September 30, 2015
December 31, 2012	573,733	573,733	3.91%	8.00%	December 31, 2015
March 31, 2013	685,404	685,404	1.71%	8.00%	March 31, 2016
June 30, 2013	732,425	732,425	1.00%	7.84%	June 30, 2016
September 30, 2013(3)	1,262,848	1,078,500	0.83%	7.84%	September 30, 2016
December 31, 2013(3)	1,258,575	—	0.45%	7.84%	December 31, 2016
March 31, 2014	1,313,470	—	0.45%	7.80%	March 31, 2017
June 30, 2014	2,143,066	—	0.38%	7.80%	June 30, 2017
September 30, 2014	1,717,593	123,025	0.38%	7.77%	September 30, 2017
December 31, 2014	1,585,471	—	0.47%	8.00%	December 31, 2017
March 31, 2015	1,993,518	—	0.43%	8.00%	March 31, 2018
June 30, 2015	2,148,462	—	0.31%	8.00%	June 30, 2018
September 30, 2015	627,752	—	0.32%	8.25%	September 30, 2018
December 31, 2015	3,974,895	—	0.40%	8.65%	December 31, 2018
March 31, 2016	5,204,896	—	0.37%	8.89%	March 31, 2019
June 30, 2016	5,634,390	—	0.29%	8.89%	June 30, 2019
September 30, 2016	5,389,627	—	0.45%	8.84%	September 30, 2019
December 31, 2016	$—	—	0.32%	7.07%	N/A
 _____________________________

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

(3)	The unreimbursed part of the expense payment obligation has expired as of December 31, 2016
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
Opportunities for co-investments may arise when SIC Advisors or an affiliated adviser becomes aware of investment opportunities that may be appropriate for the Company and other clients or affiliated funds. The Company obtained an exemptive order from the SEC on November 25, 2013 (the “Exemptive Order”). The Exemptive Order permits the Company to participate in negotiated co-investment transactions with certain affiliates, each of whose investment adviser is Medley LLC, the parent company of SIC Advisors, or an investment adviser controlled by Medley LLC, in a manner consistent with its investment objective, strategies and restrictions, as well as regulatory requirements and other pertinent factors. Co-investment under the Exemptive Order is subject to certain conditions therein, including the condition that, in the case of each co-investment transaction, the Company’s board of directors determines that it would be advantageous for the Company to co-invest in a manner described in the Exemptive Order. Before receiving the Exemptive Order, the Company only participated in co-investments that were allowed under existing regulatory guidance, such as syndicated loan transactions where price was the only negotiated term, which limited the types of investments that the Company could make. On July 26, 2016, the Company, SIC Advisors and certain other affiliated funds and investment advisers filed an exemptive application for a co-investment order that would supersede the Exemptive Order and allow affiliated registered investment companies to participate in co-investment transactions with us that would otherwise be prohibited under Section 17(d) and 57(a)(4) and Rule 17d-1. The Exemptive Order will remain in effect unless and until the revised application is approved by the SEC. The terms of the revised application are substantially similar to the Exemptive Order.
Please see footnote 4 to the consolidated schedule of investments as of December 31, 2016 and 2015 for disclosures regarding securities also held by affiliated funds.
Note 9. Directors Fees
Prior to April 1, 2015, the Company’s independent directors each received an annual retainer fee of $30,000 and further received a fee of $2,500 ($1,000 for telephonic attendance) for each regularly scheduled board meeting and a fee of $1,000 for each special board meeting and all committee meetings as well as reimbursement of reasonable and documented out-of-pocket expenses incurred in connection with attending each board or committee meeting. In addition, the chairman of the audit committee received an annual retainer of $10,000, while the chairman of any other committee received an annual retainer of $2,500. Effective April 1, 2015, the Company’s independent directors each receive an annual retainer of $50,000 and further receive a fee of $4,000 ($2,000 for telephonic attendance) for each regularly scheduled board meeting and a fee of $2,000 for each special board meeting and all committee meetings as well as reimbursement of reasonable and documented out-of-pocket expenses incurred in connection with attending each board or committee meeting. In addition, the chairman of the audit committee receives an annual retainer of $15,000, while the chairman of any other committee receives an annual retainer of $5,000. Effective January 21, 2016, the lead independent director receives an annual retainer of $10,000. For the years ended December 31, 2016, 2015, and 2014, the Company recorded directors' fees expenses in General and Administrative expenses on the consolidated statements of operations of $285,972, $247,625, and $174,600, respectively, of which no amount was payable at December 31, 2016, 2015 and 2014.
Note 10. Earnings Per Share
In accordance with the provisions of ASC Topic 260 - Earnings per Share, basic earnings per share is computed by dividing earnings available to common shareholders by the weighted average number of shares outstanding during the period. Other potentially dilutive common shares, and the related impact to earnings, are considered when calculating earnings per share on a diluted basis.
The following table sets forth the computation of the weighted average basic and diluted net increase in net assets per share from operations for the years ended December 31, 2016, 2015 and 2014:

	2016	2015	2014
Net increase/(decrease) in net assets from operations	$69,328,795	$(10,112,813)	$14,052,250
Weighted average common stock outstanding	90,424,090	70,648,292	35,425,825
Weighted average basic and diluted net increase/(decrease) in net assets per share from operations	$0.77	$(0.14)	$0.40
Note 11. Commitments
As of December 31, 2016 and 2015, the Company had $26,944,304 and $14,170,243, respectively, of unfunded commitments under loan and financing agreements. These amounts are primarily composed of commitments for senior secured term loans, revolvers, and additional capital contributions for the Sierra JV. The unrealized gain or loss associated with unfunded commitments is recorded in the financial statements and reflected as an adjustment to the valuation of the related security in the Consolidated Schedule of Investments. The par amount of the unfunded commitments are not recognized by the Company until the commitment is funded.

	As of December 31,
	2016	2015
AAAHI Acquisition Corporation	$2,219,626	$—
AAR Intermediate Holdings, LLC	477,961	—
Alpha Media LLC	—	1,645,313
Black Angus Steakhouses LLC	3,794,643	3,571,429
CP Opco, LLC	9,291	—
DHISCO Electronic Distribution, Inc.	—	1,904,762
Elite Comfort Solutions LLC	4,438,616	—
First Boston Construction Holdings, LLC	600,000	2,636,719
Impact Sales, LLC	1,562,500	—
Nuspire, LLC	2,500,000	—
PT Network, LLC	4,166,667	—
Ship Supply Acquisition Corporation	—	3,048,780
Sierra Senior Loan Strategy JV I LLC	875,000	—
SMART Financial Operations, LLC	6,300,000	—
Software Paradigms International Group, LLC	—	1,363,240
Total Commitments	$26,944,304	$14,170,243
Note 12. Fee Income
Fee income consists of origination/fee, amendment fee, prepayment penalty, administrative agent fee, transaction break-up fee and other miscellaneous fees. Origination fees, prepayment fees, amendment fees, and other similar fees are non-recurring fee sources. Such fees are received on a transaction by transaction basis and do not constitute a regular stream of income. The following tables summarize the Company’s fee income for the years ended December 31, 2016, 2015 and 2014:

	2016	2015	2014
Origination fee	$3,109,643	$8,083,671	$6,495,134
Prepayment fee	4,384,637	1,169,104	889,548
Amendment fee	1,000,804	1,233,349	214,517
Administrative agent fee	82,998	32,152	26,738
Other fees	125,814	132,981	317,923
Other fee income	$8,703,896	$10,651,257	$7,943,860
Note 13. Distributions and Share Repurchase Plan Distributions
Distributions to common stockholders are recorded on the ex-dividend date. The amount to be paid out as a distribution is determined by the Company’s board of directors.
The Company has adopted an “opt in” distribution reinvestment plan (“DRIP”) pursuant to which the Company’s common stockholders may elect to have the full amount of any cash distributions reinvested in additional shares of the Company’s common stock. As a result, if the Company declares a cash dividend or other distribution, each stockholder that has “opted in” to the Company’s reinvestment plan will have their distributions automatically reinvested in additional shares of the Company’s common stock rather than receiving cash distributions. Stockholders who receive distributions in the form of shares of common stock will be subject to the same federal, state and local tax consequences as if they received cash distributions. For the year ended December 31, 2016, the Company distributed a total of $68,596,940, of which $36,118,048 was in cash and $32,478,892 was in the form of common shares associated with the DRIP. For the year ended December 31, 2015, the Company distributed a total of $56,804,630, of which $29,576,900 was in cash and $27,227,730 was in the form of common shares associated with the DRIP. For the year ended December 31, 2014, the Company distributed a total of $28,792,495, of which $15,631,945 was in cash and $13,160,550 was in the form of common shares associated with the DRIP.

The following table reflects the cash distributions per share that the Company has declared or paid to its stockholders for the current and prior fiscal years. Stockholders of record as of each respective record date were entitled to receive the distribution.

Record Date	Payment Date	Amount per share
January 15 and 30, 2015	January 30, 2015	$0.03333
February 13 and 27, 2015	February 27, 2015	0.03333
March 13 and 31, 2015	March 31, 2015	0.03333
April 15 and 30, 2015	April 30, 2015	0.03333
May 15 and 29, 2015	May 29, 2015	0.03333
June 15 and 30, 2015	June 30, 2015	0.03333
July 15 and 31, 2015	July 31, 2015	0.03333
August 14 and 31, 2015	August 31, 2015	0.03333
September 15 and 30, 2015	September 30, 2015	0.03333
October 15 and 30, 2015	October 30, 2015	0.03333
November 13 and 30, 2015	November 30, 2015	0.03333
December 15 and 31, 2015	December 31, 2015	0.03333
January 15 and 29, 2016	January 29, 2016	0.03333
February 12 and 29, 2016	February 29, 2016	0.03333
March 15 and 31, 2016	March 31, 2016	0.03333
April 15 and 29, 2016	April 29, 2016	0.03333
May 13 and 31, 2016	May 31, 2016	0.03333
June 15 and 30, 2016	June 30, 2016	0.03333
July 15 and 29, 2016	July 29, 2016	0.03333
August 15 and 31, 2016	August 31, 2016	0.03333
September 15 and 30, 2016	September 30, 2016	0.03333
October 14 and 31, 2016	October 31, 2016	0.02667
November 15 and 30, 2016	November 30, 2016	0.02667
December 15 and 30, 2016	December 31, 2016	0.02667

The Company’s distributions may be funded from offering proceeds or borrowings, which may constitute a return of capital and reduce the amount of capital available to the Company for investment. Any capital returned to stockholders through distributions will be distributed after payment of fees and expenses.
The Company’s previous distributions to stockholders may have been funded from temporary Expense Support Reimbursements that may be subject to repayment to SIC Advisors, See Note 7. The portion of these distributions derived from temporary Expense Support Reimbursements were not based on the Company's investment performance and may not continue in the future. If SIC Advisors had not agreed to make Expense Support Reimbursements, these distributions would have come from paid-in-capital. The reimbursement of these payments owed to SIC Advisors will reduce the future distributions to which stockholders would otherwise be entitled. The Expense Support Agreement expired on December 31, 2016, and was not renewed. See Note 7 for more information.
The determination of the tax attributes (i.e., paid from ordinary income, paid from net capital gains on the sale of securities, and/or a return of paid-in-capital surplus which is a nontaxable distribution) of distributions is made annually as of the end of the Company’s fiscal year based upon its taxable income earned and distributions paid during the fiscal year.
Share Repurchase Program
In June 2013, the Company commenced a share repurchase program pursuant to which it intends to conduct quarterly share repurchases of up to 2.5% of the weighted average number of outstanding shares of its common stock in the prior four calendar quarters or 10% of the weighted average number of outstanding shares in the prior 12-month period. The purpose of the share repurchase program is to allow stockholders to sell their shares back to the Company at a price equal to the most recently disclosed NAV per share of the Company's common stock immediately prior to the date of repurchase. Shares will be purchased from stockholders participating in the program on a pro rata basis. Unless the Company's board of directors determines otherwise, the number of shares to be repurchased during any calendar year will be limited to the proceeds received in association with the sale of shares of common stock under the distribution reinvestment plan.

The following table reflects activity under the Company’s Share Repurchase Plan:

Offer Date	Quantity Offered	Price per Share	Repurchase Date	Repurchase Quantity
6/4/2013	16,652	$9.18	—	—
8/8/2013	32,627	9.13	9/27/2013	3,642
11/7/2013	60,966	9.14	12/19/2013	5,826
3/12/2014	120,816	9.18	4/25/2014	9,835
5/6/2014	199,476	9.20	6/13/2014	17,777
8/5/2014	294,068	9.25	9/12/2014	35,887
11/5/2014	411,894	9.22	12/24/2014	411,894
3/4/2015	535,571	8.97	4/24/2015	68,472
5/6/2015	620,420	8.98	6/24/2015	90,916
8/5/2015	727,654	8.96	9/29/2015	328,353
11/3/2015	853,688	8.56	12/23/2015	285,559
3/2/2016	959,436	8.16	4/29/2016	959,436
5/5/2016	1,005,447	8.04	6/30/2016	855,215
8/4/2016	1,048,412	8.11	9/28/2016	1,048,407
11/25/2016	1,077,370	$8.14	12/27/2016	1,077,352
In the event of the death or disability of a stockholder, the Company will repurchase the shares held by such stockholder at a price equal to the NAV per share of our shares as disclosed in the periodic report the Company files with the SEC immediately following the date of the death or disability of such stockholder. During the years ended December 31, 2016, 2015 and 2014, the Company repurchased 5,355, 34,560 and 3,000 shares of certain shareholders due to death.

Note 14. Financial Highlights
The following is a schedule of financial highlights of the Company for the years ended December 31, 2016, 2015, 2014, 2013 and the period from April 17, 2012 (commencement of operations) through December 31, 2012:

	2016	2015	2014	2013	For the Period from April 17, 2012 (commencement of operations) through December 31, 2012
Per Share Data:(1)
Net asset value at beginning of period	$8.16	$8.97	$9.18	$8.96	$9.03
Net investment income/(loss)	0.66	0.66	0.55	0.72	0.33
Net realized gains/(losses) on investments and total return swap	(0.15)	0.16	0.20	0.01	0.01
Net unrealized appreciation/(depreciation) on investments and total return swap	0.25	(0.96)	(0.35)	0.12	(0.01)
Net increase/(decrease) in net assets	0.76	(0.14)	0.40	0.85	0.33
Distributions from return of capital	—	—	(0.19)	—	—
Distributions declared from net investment income(2)	(0.76)	(0.80)	(0.61)	(0.80)	(0.39)
Distributions from net realized capital gains	—	—	—	—	(0.01)
Total distributions to shareholders	$(0.76)	$(0.80)	$(0.80)	$(0.80)	$(0.40)
Issuance of common shares above net asset value(3)	0.01	0.13	0.19	0.17	—
Net asset value at end of period	$8.17	$8.16	$8.97	$9.18	$8.96
Total return based on net asset value(4)(5)	9.87%	(0.46)%	6.48%	11.75%	3.35%
Portfolio turnover rate	26.33%	23.66%	37.17%	51.30%	18.86%
Shares outstanding at end of period	94,666,418	82,623,649	54,260,324	16,663,500	2,300,573
Net assets at end of period	$773,113,087	$674,124,099	$486,519,913	$153,002,273	$20,622,982
Ratio/Supplemental Data (annualized):
Ratio of net investment income/(loss) to average net assets(5)	8.20%	7.57%	6.09%	7.56%	5.64%(6)
Ratio of net expenses (including incentive fees) to average net assets(5)	5.44%	6.37%	6.17%	3.77%	8.58%(6)
Ratio of incentive fees to average net assets (non-annualized)	1.27%	0.72%	(0.06)%	0.26%	0.01%(6)
Supplemental Data (annualized):
Asset coverage ratio per unit(7)	$2,476	$2,386	$2,211	$5,480	$2,189
Percentage of non-recurring fee income(8)	8.64%	12.40%	20.10%	7.72%	0.55%(6)
Ratio of net expenses (excluding incentive fees) to average net assets	4.18%	5.65%	6.23%	3.51%	8.57%(6)
Ratio of interest and financing related expenses to average net assets	1.85%	1.62%	0.98%	0.26%	0.55%(6)
 ________________________________

(1)
The per share data was derived by using the weighted average shares outstanding during the years ended December 31, 2016, 2015, 2014, 2013 and the period ended December 31, 2012 which were 94,666,418, 70,648,292, 35,425,825, 7,426,660 and 1,452,160 respectively.

(2)	The per share data for distributions is the actual amount of paid distributions per share during the period.

(3)
Shares issued under the DRIP (see Note 13) as well as the continuous issuance of common shares may cause on incremental increase/decrease in NAV per share due to the effect of issuing shares at amounts that differ from the prevailing NAV at each issuance.

(4)	Total annual returns are historical and assume reinvestments of all dividends and distributions at prices obtained under the Company’s dividend reinvestment plan, and no sales charge.

(5)
Total returns, ratios of net investment income/(loss), and ratios of gross expenses to average net assets for the years ended December 31, 2016, 2015, 2014, 2013 and the period ended December 31, 2012, prior to the effect of the Expense Support and Reimbursement Agreement were as follows: total return 7.57%, (1.76)%, 5.00%, 8.88% and (4.00)% and ratio of net investment income/(loss): 8.32%, 6.54%, 4.51%, 2.04% and (12.01)% and ratio of gross expenses to average net assets: 7.76%, 7.39%, 7.87%, 9.61% and 27.22%, respectively.

(6)	Annualized. The period from June 10, 2011 (inception) to April 16, 2012 is not presented as the Company had not commenced operations.

(7)
Asset coverage per unit is the ratio of the carrying value of the Company's total consolidated assets for regulatory purposes, which includes the underlying fair value of net TRS, less all liabilities and indebtedness not represented by senior securities to the aggregate amount of Senior Securities representing indebtedness and the implied leverage on the TRS. Asset coverage per unit is expressed in terms of dollars per $1,000 of indebtedness. For the years ended December 31, 2016, 2015, 2014, 2013 and the period ended December 31, 2012 the Company's Asset Coverage Per Unit including unfunded commitments was $2,355, $2,318, $2,141, $5,480 and $2,189, respectively.

(8)	Represents the impact of non-recurring fees over total investment income.

Note 15. Selected Quarterly Financial Data (unaudited)

	Quarter Ended
	December 31, 2016	September 30, 2016	June 30, 2016	March 31, 2016
Total investment income	$26,608,281	$25,148,661	24,797,049	23,226,505
Total investment income per common share	0.28	0.27	0.27	0.27
Net investment income	13,673,095	15,609,962	16,159,711	14,521,704
Net investment income per common share	0.14	0.17	0.18	0.17
Net realized and unrealized gain/(loss)	3,825,620	5,224,610	8,561,077	(8,246,984)
Net realized and unrealized gain/(loss) per common share	0.04	0.06	0.09	(0.09)
Net increase/(decrease) in net assets resulting from operations	17,498,715	20,834,572	24,720,788	6,274,720
Basic and diluted earnings/(loss) per common share	0.18	0.23	0.28	0.07
Net asset value per common share at end of quarter	8.17	8.14	8.11	8.04

	Quarter Ended
	December 31, 2015	September 30, 2015	June 30, 2015	March 31, 2015
Total investment income	$23,853,088	$23,479,346	$22,300,447	$16,006,819
Total investment income per common share	0.29	0.31	0.33	0.27
Net investment income	13,980,254	11,508,990	12,111,932	8,899,327
Net investment income per common share	0.17	0.15	0.18	0.15
Net realized and unrealized gain/(loss)	(31,161,585)	(28,007,718)	(542,566)	3,098,553
Net realized and unrealized gain/(loss) per common share	(0.38)	(0.38)	(0.01)	0.05
Net increase/(decrease) in net assets resulting from operations	(17,181,331)	(16,498,728)	11,569,366	11,997,880
Basic and diluted earnings/(loss) per common share	(0.21)	(0.22)	0.17	0.21
Net asset value per common share at end of quarter	8.16	8.56	8.96	8.98

	Quarter Ended
	December 31, 2014	September 30, 2014	June 30, 2014	March 31, 2014
Total investment income	$15,926,766	$12,054,651	$6,813,824	$4,596,214
Total investment income per common share	0.31	0.30	0.23	0.23
Net investment income	9,005,148	4,312,499	3,756,119	2,492,649
Net investment income per common share	0.18	0.11	0.13	0.12
Net realized and unrealized gain/(loss)	(12,958,538)	2,010,264	3,479,210	1,954,899
Net realized and unrealized gain/(loss) per common share	(0.25)	0.05	0.12	0.10
Net increase/(decrease) in net assets resulting from operations	(3,953,390)	6,322,763	7,235,329	4,447,548
Basic and diluted earnings/(loss) per common share	(0.08)	0.16	0.25	0.22
Net asset value per common share at end of quarter	8.97	9.22	9.25	9.20
Note 16. Subsequent Events
Management has evaluated subsequent events through the date of issuance of the consolidated financial statements included herein. There have been no subsequent events that occurred during such period that would require disclosure in this Form 10-K or would be required to be recognized in the consolidated financial statements as of and for the year ended December 31, 2016, except as disclosed below.
The Company issued common shares and received gross proceeds of approximately $5.8 million subsequent to December 31, 2016.

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
Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Exchange Act Rule 13a-15(f), and for performing an assessment of the effectiveness of internal control over financial reporting as of December 31, 2016. Internal control over financial reporting is a process designed by, or under the supervision of, our principal executive and principal financial officers, or persons performing similar functions, and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.
Management performed an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2016 based upon the criteria set forth in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our assessment, management determined that our internal control over financial reporting was effective as of December 31, 2016.
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

Item 9B. Other Information
None.
PART III

Item 10. Directors, Executive Officers and Corporate Governance
The information required by Item 10 is hereby incorporated by reference from our definitive Proxy statement relating to our 2017 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of our fiscal year.

Item 11. Executive Compensation
The information required by Item 11 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2017 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of our fiscal year.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by Item 12 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2017 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of our fiscal year.

Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by Item 13 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2017 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of our fiscal year.

Item 14. Principal Accountant Fees and Services
The information required by Item 14 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2017 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of our fiscal year.
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
The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC:

3.1	Articles of Incorporation of the Registrant(1)

3.2	Articles of Amendment of the Registrant(1)

3.3	Articles of Amendment and Restatement of the Registrant(3)

3.4	Second Articles of Amendment and Restatement of the Registrant(6)

3.5	Form of Articles Supplementary Electing to be Subject to Subtitle 8 of the Maryland General Corporation Law(15)

3.6	Form of Bylaws of the Registrant(1)

10.1	Form of Subscription Agreement(12)

10.2	Amended and Restated Distribution Reinvestment Plan(8)

10.3	Investment Advisory Agreement(5)

10.4	Form of Second Amended and Restated Dealer Manager Agreement(16)

10.5	Form of Participating Broker-Dealer Agreement (Included as Exhibit A to the Form of Amended and Restated Dealer Manager Agreement)(16)

10.6	Custody Agreement(2)

10.7	Form of Administration Agreement(2)

10.8	Form of License Agreement(5)

10.9	Form of Escrow Agreement(4)

10.10	Expense Support and Reimbursement Agreement(7)

10.11	ISDA 2002 Master Agreement, together with the Schedule thereto and Credit Support Annex to such Schedule, each dated as of August 27, 2013, by and between Arbor Funding LLC and Citibank, N.A.(9)

10.12	Fourth Amended and Restated Confirmation Letter Agreement, dated as of March 21, 2016, by and between Arbor Funding LLC and Citibank, N.A.(17)

10.13	Amended and Restated Senior Secured Revolving Credit Agreement among the Company as borrower, the Lenders party thereto, and ING Capital LLC, as Administrative Agent, dated as of August 12, 2016(18)

10.14
Guarantee, Pledge and Security Agreement among the Company, the Subsidiary Guarantors party thereto, ING Capital LLC, as Administrative Agent, each Financial Agent and Designated Indebtedness Holder party thereto and ING Capital LLC, as Collateral Agent, dated December 4, 2013(10)

10.15	Control Agreement among the Company, ING Capital LLC, as collateral agent, and State Street Bank and Trust Company, as the Company’s Custodian, dated December 4, 2013(10)

10.16
Loan Agreement, dated as of July 23, 2014, by and among Alpine Funding LLC, as company, JPMorgan Chase Bank, National Association, as administrative agent, the Financing Providers from time to time party thereto, SIC Advisors LLC, as the portfolio manager, and the Collateral Administrator, Collateral Agent and Securities Intermediary party thereto(11)

10.17	Sale and Contribution Agreement, dated as of July 23, 2014, by and between Sierra Income Corporation, as seller, and Alpine Funding LLC, as purchaser(11)

10.18	Portfolio Management Agreement, dated as of July 23, 2014, by and between Alpine Funding LLC, as borrower and SIC Advisors LLC, as portfolio manager(11)

10.19
Amendment No. 1 to the Loan Agreement, dated as of July 23, 2014, by and among Alpine Funding LLC, as borrower, JPMorgan Chase Bank, National Association, as administrative agent, the Financing Providers from time to time party thereto, SIC Advisors LLC, as the portfolio manager, and the Collateral Administrator, Collateral Agent and Securities Intermediary party thereto(13)

10.20	Limited Liability Company Operating Agreement of Sierra Senior Loan Strategy JV I LLC, dated March 27, 2015(14)

11	Computation of Per Share Earnings (included in the notes to the financial statements contained in this report)

12	Computation of Ratio of Earnings to Fixed Charges (included in the notes to the financial statements contained in this report)

21	List of Subsidiaries*

31.1	Certification by Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification by Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
____________________________

*	Filed herewith.

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

(6)	Previously filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on June 14, 2012, and incorporated by reference herein.

(7)	Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on July 20, 2012, and incorporated by reference herein.

(8)	Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on September 26, 2012, and incorporated by reference herein.

(9)	Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on September 3, 2013, and incorporated by reference herein.

(10)	Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on December 9, 2013, and incorporated by reference herein.

(11)	Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on July 23, 2014, and incorporated by reference herein.

(12)
Previously filed in connection with Registrant’s Post-Effective Amendment No. 3 to its Registration Statement on Form N-2 (File No. 333-200595), filed on December 16, 2016, and incorporated by reference herein.

(13)	Previously filed as an exhibit to Registrant’s Current Report on Form 8-K filed on February 10, 2015, and incorporated by reference herein.

(14)	Previously filed as an exhibit to Registrant’s Current Report on Form 8-K filed on March 30, 2015, and incorporated by reference herein.

(15)
Previously filed in connection with Registrant’s Pre-Effective Amendment No. 4 to its Registration Statement on Form N-2 (File No. 333-200595), filed on October 6, 2015, and incorporated by reference herein.

(16)
Previously filed in connection with Post-Effective Amendment No. 1 to the Registrant’s Registration Statement on Form N-2 (File No. 333-200595), filed on May 9, 2016, and incorporated by reference herein.

(17)	Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K, filed on March 24, 2016, and incorporated by reference herein.

(18)	Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on August 17, 2016, and incorporated by reference herein.

SIGNATURES
Pursuant to the requirements Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: March 6, 2017	Sierra Income Corporation.

	By	/s/ Seth Taube
Seth Taube Chief Executive Officer (Principal Executive Officer)

	By	/s/ Christopher M. Mathieu
Christopher M. Mathieu Chief Financial Officer (Principal Accounting and Financial Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Seth Taube	Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)	March 6, 2017
Seth Taube

/s/ Christopher M. Mathieu	Chief Financial Officer (Principal Financial and Accounting Officer)	March 6, 2017
Christopher M. Mathieu

/s/ Brook Taube	Director	March 6, 2017
Brook Taube

/s/ Oliver T. Kane	Director	March 6, 2017
Oliver T. Kane

/s/ Valerie Lancaster-Beal	Director	March 6, 2017
Valerie Lancaster-Beal

/s/ Stephen R. Byers	Director	March 6, 2017
Stephen R. Byers