Form 10-Q
period 2017-03-31
Sierra Income Corp
filed 2017-05-09
CIK 1523526

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
_____________________________________________________
Form 10-Q
 ____________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2017
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
  ___________________________________________________

(Former name, former address and former fiscal year, if changed since last report)
_____________________________________________________

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act:

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer (Do not check if a smaller reporting company)	☒	Smaller reporting company	☐
Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).    Yes  ☐    No  ☒

As of May 8, 2017, the Registrant had 96,835,276 shares of common stock, $0.001 par value, outstanding.

Sierra Income Corporation
Consolidated Statements of Assets and Liabilities

	As of
	March 31, 2017	December 31, 2016
ASSETS	(unaudited)
Investments at fair value
Non-controlled/non-affiliated investments (amortized cost of $938,890,614 and $921,626,572, respectively)	$909,381,097	$885,400,856
Controlled/affiliated investments (amortized cost of $130,897,334 and $104,855,866, respectively)	122,668,859	97,743,466
Total investments at fair value	1,032,049,956	983,144,322
Cash and cash equivalents	52,449,388	99,400,794
Cash collateral on total return swap (Note 5)	88,800,000	79,620,942
Interest receivable from non-controlled/non-affiliated investments	8,350,433	10,251,559
Due from affiliate (Note 7)	6,642,273	7,892,273
Receivable due on total return swap (Note 5)	1,167,521	1,289,163
Interest receivable from controlled/affiliated investments	495,360	1,028,321
Receivable for Company shares sold	426,000	533,123
Unsettled trades receivable	9,695,905	368,819
Prepaid expenses and other assets	192,916	201,932
Total assets	$1,200,269,752	$1,183,731,248

LIABILITIES
Revolving credit facilities payable (net of deferred financing costs of $4,012,063 and $4,340,533, respectively) (Note 6)	$395,987,937	$385,659,467
Unrealized depreciation on total return swap (Note 5)	13,751,686	13,647,330
Base Management fee payable (Note 7)	5,208,569	5,138,107
Accounts payable and accrued expenses	1,427,606	1,839,497
Incentive fees payable (Note 7)	548,805	1,405,419
Interest payable	826,172	1,230,530
Administrator fees payable	793,529	850,678
Unsettled trades payable	1,840,000	466,727
Deferred tax liability	542,194	244,622
Due to affiliate (Note 7)	—	135,784
Total liabilities	$420,926,498	$410,618,161

Commitments (Note 11)

NET ASSETS
Common shares, par value $0.001 per share, 250,000,000 common shares authorized, 96,265,797 and 94,666,418 common shares issued and outstanding, respectively	$96,266	$94,666
Capital in excess of par value	843,764,988	830,738,206
Accumulated distribution in excess of net realized gain/(loss) from investments and total return swap	(30,808,034)	(20,333,057)
Accumulated undistributed net investment income	18,235,306	19,756,740
Net unrealized depreciation on investments and total return swap, net of provision for taxes of $297,572 and $54,205, respectively	(51,945,272)	(57,143,468)
Total net assets	779,343,254	773,113,087
Total liabilities and net assets	$1,200,269,752	$1,183,731,248

NET ASSET VALUE PER COMMON SHARE	$8.10	$8.17
See accompanying notes to the consolidated financial statements.

Sierra Income Corporation
Consolidated Statements of Operations

	Three Months Ended March 31,
	2017	2016
INVESTMENT INCOME	(unaudited)	(unaudited)
Interest from investments
Non-controlled/non-affiliated investments:
Cash	$19,715,289	$19,320,321
Payment-in-kind	1,815,049	1,572,630
Controlled/affiliated investments:
Cash	2,432,801	931,000
Payment-in-kind	64,598	—
Total interest income	24,027,737	21,823,951
Fee income (Note 12)	2,190,200	1,395,212
Interest from cash and cash equivalents	12,654	7,342
Total investment income	26,230,591	23,226,505
EXPENSES
Base management fee	5,208,569	4,797,629
Interest and financing expenses	3,596,864	3,440,717
Incentive fee	548,806	2,271,763
General and administrative expenses	1,229,349	1,489,963
Administrator expenses	793,529	583,206
Offering costs	521,684	763,199
Professional fees	586,043	563,220
Organizational and offering costs reimbursed to Affiliate (Note 7)	—	—
Total expenses	12,484,844	13,909,697
Net expense support reimbursement (Note 7)	—	(5,204,896)
Net expenses	12,484,844	8,704,801
NET INVESTMENT INCOME	13,745,747	14,521,704
REALIZED AND UNREALIZED GAIN/(LOSS) ON INVESTMENTS
Net realized gain/(loss) from non-controlled/non-affiliated investments	(13,194,328)	69,938
Net realized gain on total return swap (Note 5)	2,719,351	2,429,912
Net change in unrealized appreciation/(depreciation) on non-controlled/non-affiliated investments	6,716,199	(7,971,840)
Net change in unrealized appreciation/(depreciation) on controlled/affiliated investments	(1,116,075)	(27,098)
Net change in unrealized appreciation/(depreciation) on total return swap (Note 5)	(104,356)	(2,675,311)
Change in provision for deferred taxes on unrealized gain/(loss) on investments	(297,572)	(72,585)
Net gain/(loss) on investments	(5,276,781)	(8,246,984)
NET INCREASE/(DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS	$8,468,966	$6,274,720
WEIGHTED AVERAGE - BASIC AND DILUTED EARNINGS PER COMMON SHARE	$0.09	$0.07
WEIGHTED AVERAGE - BASIC AND DILUTED NET INVESTMENT INCOME PER COMMON SHARE	$0.14	$0.17
WEIGHTED AVERAGE COMMON STOCK OUTSTANDING - BASIC AND DILUTED (Note 10)	95,382,267	84,845,431
DISTRIBUTIONS DECLARED PER COMMON SHARE	$0.16	$0.20
See accompanying notes to the consolidated financial statements.

Sierra Income Corporation
Consolidated Statements of Changes in Net Assets

	Three Months Ended March 31,
	2017	2016
INCREASE/(DECREASE) FROM OPERATIONS	(unaudited)	(unaudited)
Net investment income	$13,745,747	$14,521,704
Net realized gain/(loss) on investments	(13,194,328)	69,938
Net realized gain on total return swap (Note 5)	2,719,351	2,429,912
Net change in unrealized appreciation/(depreciation) on investments	5,600,124	(7,998,938)
Net change in unrealized appreciation/(depreciation) on total return swap (Note 5)	(104,356)	(2,675,311)
Change in provision for deferred taxes on unrealized gain on investments	(297,572)	(72,585)
Net increase/(decrease) in net assets resulting from operations	8,468,966	6,274,720
SHAREHOLDER DISTRIBUTIONS
Distributions from net investment income (Note 2)	(15,267,181)	(17,021,554)
Distributions from return of capital (Note 2)	—	—
Distributions from net realized gains	—	—
Net decrease in net assets from shareholder distributions	(15,267,181)	(17,021,554)
COMMON SHARE TRANSACTIONS
Issuance of common shares, net of underwriting costs	6,071,081	31,597,060
Issuance of common shares pursuant to distribution reinvestment plan	7,085,971	8,083,797
Repurchase of common shares	(128,670)	—
Net increase in net assets resulting from common share transactions	13,028,382	39,680,857
Total increase in net assets	6,230,167	28,934,023
Net assets at beginning of period	773,113,087	674,124,099
Net assets at end of period(1)	$779,343,254	$703,058,122

Net asset value per common share	$8.10	$8.04
Common shares outstanding, beginning of period	94,666,418	82,623,649
Issuance of common shares	743,698	3,867,185
Issuance of common shares pursuant to distribution reinvestment plan	871,436	990,727
Repurchase of common shares	(15,755)	—
Common shares outstanding, end of period	96,265,797	87,481,561

(1)	Net assets at end of period include accumulated undistributed net investment income of $18,235,306 and $18,678,496 for three months ended March 31, 2017 and 2016, respectively.
See accompanying notes to the consolidated financial statements.

Sierra Income Corporation
Consolidated Statements of Cash Flows

	Three Months Ended March 31,
	2017	2016
	(unaudited)	(unaudited)
Cash flows from operating activities
NET INCREASE/(DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS:	$8,468,966	$6,274,720
ADJUSTMENT TO RECONCILE NET INCREASE/(DECREASE) IN NET ASSETS FROM OPERATIONS TO NET CASH USED IN OPERATING ACTIVITIES:
Payment-in-kind interest income	(1,879,647)	(1,572,630)
Net amortization of premium on investments	(305,936)	(169,352)
Amortization of deferred financing costs	347,220	313,470
Net realized (gain)/loss on investments	13,194,328	(69,938)
Net change in unrealized (appreciation)/depreciation on investments	(5,600,124)	7,998,938
Net change in unrealized (appreciation)/depreciation on total return swap (Note 5)	104,356	2,675,311
Purchases and originations	(100,087,565)	(79,189,827)
Proceeds from sale of investments and principal repayments	45,773,310	48,385,707
(Increase)/decrease in operating assets:
Cash collateral on total return swap (Note 5)	(9,179,058)	(5,900,000)
Unsettled trades receivable	(9,327,086)	(59,007)
Due from affiliate (Note 7)	1,250,000	(2,104,897)
Interest receivable from non-controlled/non-affiliated investments	1,901,126	786,114
Interest receivable from controlled/affiliated investments	532,961	—
Receivable for Company shares sold	107,123	—
Receivable due on total return swap (Note 5)	121,642	(393,945)
Prepaid expenses and other assets	9,016	66,949
Increase/(decrease) in operating liabilities:
Unsettled trades payable	1,373,273	22,587,078
Management fee payable	70,462	111,533
Accounts payable and accrued expenses	(411,891)	(578,266)
Incentive fees payable	(856,614)	476,495
Administrator fees payable	(57,149)	65,276
Interest payable	(404,358)	254,292
Deferred tax liability	297,572	72,585
Due to affiliate (Note 7)	(135,784)	(695,533)
NET CASH USED IN OPERATING ACTIVITIES	(54,693,857)	(664,927)
Cash flows from financing activities:
Borrowings under revolving credit facility	60,000,000	—
Repayments of revolving credit facility	(50,000,000)	(25,000,000)
Proceeds from issuance of common stock, net of underwriting costs	6,071,081	31,597,060
Payment of cash distributions	(8,181,210)	(8,937,757)
Financing costs paid	(18,750)	(18,750)
Repurchase of common shares	(128,670)	—
NET CASH PROVIDED BY FINANCING ACTIVITIES	7,742,451	(2,359,447)
TOTAL INCREASE IN CASH	(46,951,406)	(3,024,374)
CASH AT BEGINNING OF PERIOD	99,400,794	93,658,142
CASH AT END OF PERIOD	$52,449,388	$90,633,768
Supplemental Information:
Cash paid during the year for interest	$4,001,222	$3,186,425
Supplemental non-cash information:
Non-cash purchase of investments	$13,231,240	$—
Non-cash sale of investments	13,231,240	—
Payment-in-kind interest income	1,879,647	1,572,630
Amortization of deferred financing costs	347,220	313,470
Net amortization of premium on investments	305,939	169,352
Issuance of common shares in connection with distribution reinvestment plan	7,085,971	8,083,797

See accompanying notes to the consolidated financial statements.

Sierra Income Corporation
Consolidated Schedule of Investments
As of March 31, 2017
(unaudited)

Company(1)	Industry	Type of Investment	Maturity	Par Amount	Cost	Fair Value	% of Net Assets(2)
Non-controlled/non-affiliated investments – 116.7%
AAAHI Acquisition Corporation	Transportation: Consumer	Senior Secured First Lien Term Loan LIBOR + 7.000%, 1.000% Floor(3) (4)	12/15/2021	$7,234,872	$7,234,872	$7,234,872	0.9%
		Senior Secured First Lien Term Loan LIBOR + 7.000%, 1.000% Floor(3) (4) (5)	12/14/2018	97,663	97,663	97,663	0.0%
				7,332,535	7,332,535	7,332,535
AAR Intermediate Holdings, LLC	Energy: Oil & Gas	Senior Secured First Lien Term Loan LIBOR + 5.000%, 1.000% Floor(3) (4) (5)	9/30/2021	251,558	251,558	251,558	0.0%
		Senior Secured First Lien Term Loan LIBOR + 5.000%, 1.000% Floor(3) (4)	9/30/2021	3,144,481	3,144,481	3,144,481	0.4%
		Senior Secured First Lien Term Loan LIBOR + 8.000%, 1.000% Floor, PIK(3) (4)	9/30/2021	6,755,019	5,597,023	6,315,943	0.8%
		Membership Units (4) (6) (7)		—	—	—	0.0%
				10,151,058	8,993,062	9,711,982
Advanced Diagnostic Holdings, LLC	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loan LIBOR + 8.750%, 0.875% Floor(3) (4)	12/11/2020	14,970,966	14,970,966	15,270,384	2.0%
				14,970,966	14,970,966	15,270,384
Alpha Media LLC	Media: Broadcasting & Subscription	Senior Secured First Lien Term Loan LIBOR + 6.000%, 1.000% Floor(8)	2/25/2022	6,825,765	6,559,392	6,673,619	0.9%
				6,825,765	6,559,392	6,673,619
American Dental Partners, Inc.	Healthcare & Pharmaceuticals	Senior Secured Second Lien Term Loan LIBOR + 8.500%, 1.000% Floor(3) (4)	9/25/2023	7,250,000	7,250,000	7,250,000	0.9%
				7,250,000	7,250,000	7,250,000
Amerijet Holdings, Inc.	Transportation: Cargo	Senior Secured First Lien Term Loan LIBOR + 8.000%, 1.000% Floor(3) (4)	7/15/2021	15,881,250	15,881,250	16,066,425	2.1%
				15,881,250	15,881,250	16,066,425
AMMC CLO 17, Limited Series 2015-17A	Multi-Sector Holdings	Subordinated Note 18.501% effective yield(1) (6) (9) (10)	11/15/2027	5,000,000	3,519,589	3,895,250	0.5%
				5,000,000	3,519,589	3,895,250
Anaren, Inc.	Aerospace & Defense	Senior Secured Second Lien Term Loan LIBOR + 8.250%, 1.000% Floor(3)	8/18/2021	10,000,000	9,932,639	10,000,000	1.3%
				10,000,000	9,932,639	10,000,000
Answers Corporation	High Tech Industries	Senior Secured First Lien Term Loan LIBOR + 7.000%, 1.000% Floor(5) (8) (11)	9/8/2017	548,014	548,014	548,014	0.1%
				548,014	548,014	548,014
APCO Holdings, Inc.	Automotive	Senior Secured First Lien Term Loan LIBOR + 6.000%, 1.000% Floor(4) (8)	1/31/2022	4,266,182	4,157,983	4,266,182	0.5%
				4,266,182	4,157,983	4,266,182
Apidos CLO XXIV, Series 2016-24A	Multi-Sector Holdings	Subordinated Note 13.809% effective yield(1) (4) (6) (9) (10)	7/20/2027	21,763,518	17,559,895	16,723,087	2.1%
				21,763,518	17,559,895	16,723,087
Asurion, LLC	Banking, Finance, Insurance & Real Estate	Senior Secured Second Lien Term Loan LIBOR + 7.500%, 1.000% Floor(3) (11)	3/3/2021	7,000,000	6,953,611	7,000,000	0.9%
				7,000,000	6,953,611	7,000,000
Aviation Technical Services, Inc.	Aerospace & Defense	Senior Secured Second Lien Term Loan LIBOR + 8.500%, 1.000% Floor(3) (4) (12)	3/31/2022	25,000,000	25,000,000	25,250,000	3.2%
				25,000,000	25,000,000	25,250,000

Company(1)	Industry	Type of Investment	Maturity	Par Amount	Cost	Fair Value	% of Net Assets(2)
Backcountry.com, LLC	Retail	Senior Secured First Lien Term Loan LIBOR + 7.250%, 1.000% Floor(3) (4) (12)	6/30/2020	29,739,618	29,739,618	30,037,014	3.9%
				29,739,618	29,739,618	30,037,014
Birch Communications, Inc.	Telecommunications	Senior Secured First Lien Term Loan LIBOR + 7.250%, 1.000% Floor(4) (8)	7/17/2020	13,628,612	13,458,082	13,536,482	1.7%
				13,628,612	13,458,082	13,536,482
Black Angus Steakhouses LLC	Hotel, Gaming & Leisure	Senior Secured First Lien Term Loan LIBOR + 9.000%, 1.000% Floor(4) (5) (8) (12)	4/24/2020	669,643	669,643	496,964	0.1%
		Senior Secured First Lien Term Loan LIBOR + 9.000%, 1.000% Floor(4) (8) (12)	4/24/2020	19,508,929	19,508,929	18,765,638	2.4%
				20,178,572	20,178,572	19,262,602
Brundage-Bone Concrete Pumping, Inc.	Construction & Building	Senior Secured First Lien Note 10.375%(9)	9/1/2021	7,500,000	7,603,205	8,061,600	1.0%
				7,500,000	7,603,205	8,061,600
Charming Charlie LLC	Retail	Senior Secured First Lien Term Loan LIBOR + 8.000%, 1.000% Floor(3)	12/24/2019	7,908,765	7,919,956	6,448,886	0.8%
				7,908,765	7,919,956	6,448,886
ConvergeOne Holdings Corp.	Telecommunications	Senior Secured Second Lien Term Loan LIBOR + 9.000%, 1.000% Floor(3) (4) (11)	6/17/2021	12,500,000	12,414,828	12,500,000	1.6%
				12,500,000	12,414,828	12,500,000
Cornerstone Chemical Company	Chemicals, Plastics & Rubber	Senior Secured First Lien Note 9.375%(9) (13)	3/15/2018	4,970,000	4,893,285	4,970,000	0.6%
				4,970,000	4,893,285	4,970,000
CP Opco, LLC	Services: Consumer	Revolver LIBOR + 4.500%, 1.000% Floor(3) (4) (5)	3/31/2019	338,974	338,974	338,974	0.0%
		Senior Secured First Lien Term Loan LIBOR + 6.500%, 1.000% Floor, PIK(3) (4)	4/28/2017	20,486	20,486	20,486	0.0%
		Senior Secured First Lien Term Loan LIBOR + 6.500%, 1.000% Floor, PIK(3) (4)	3/31/2019	728,334	728,334	728,334	0.1%
		Senior Secured First Lien Term Loan LIBOR + 9.500%, 1.000% Floor, PIK(3) (4) (14)	3/31/2019	1,526,410	717,016	763,205	0.1%
		Preferred Units LIBOR + 9.500%, 1.000% Floor, PIK(4)(14)	3/31/2019	—	—	—	0.0%
		Common Units (4) (7)		—	—	—	0.0%
				2,614,204	1,804,810	1,850,999
DHISCO Electronic Distribution, Inc.	Hotel, Gaming & Leisure	Senior Secured First Lien Term Loan LIBOR + 6.500%, 1.500% Floor(4) (8)	11/10/2019	2,380,952	2,380,952	2,380,952	0.3%
		Senior Secured First Lien Term Loan LIBOR + 9.000%, 1.500% Floor, PIK(4) (8)	11/10/2019	8,669,099	8,669,099	8,669,099	1.1%
		Senior Secured First Lien Term Loan LIBOR + 10.250%, 1.500% Floor, PIK(4) (8) (14)	11/10/2019	7,465,518	7,257,481	3,732,759	0.5%
		Senior Secured First Lien Term Loan LIBOR + 11.250%, 1.500% Floor, PIK(4) (8) (14)	11/10/2019	6,971,237	2,940,892	—	0.0%
		Common Units, Class A (4) (7)		—	769,231	—	0.0%
				25,486,806	22,017,655	14,782,810
Drew Marine Partners, LP	Transportation: Cargo	Senior Secured Second Lien Term Loan LIBOR + 7.000%, 1.000% Floor(3)	5/19/2021	10,000,000	10,051,480	9,872,800	1.3%
				10,000,000	10,051,480	9,872,800
Dryden 38 Senior Loan Fund - Series 2015-38A	Multi-Sector Holdings	Subordinated Note 16.680% effective yield (1) (6) (9) (10)	7/15/2027	7,000,000	4,979,061	4,989,600	0.6%
				7,000,000	4,979,061	4,989,600
Dryden 43 Senior Loan Fund - Series 2016-43A	Multi-Sector Holdings	Subordinated Note 14.828% effective yield (1) (4) (6) (9) (10)	7/20/2029	3,620,000	2,932,200	2,946,499	0.4%

Company(1)	Industry	Type of Investment	Maturity	Par Amount	Cost	Fair Value	% of Net Assets(2)
				3,620,000	2,932,200	2,946,499
Dryden 49 Senior Loan Fund	Multi-Sector Holdings	Preferred Shares (1) (4) (6)		—	14,500,000	14,700,825	1.9%
				—	14,500,000	14,700,825
Dynamic Energy Services International LLC	Energy: Oil & Gas	Senior Secured First Lien Term Loan 13.500% PIK + LIBOR(4)(8)	3/6/2018	8,961,005	8,961,005	7,627,697	1.0%
				8,961,005	8,961,005	7,627,697
Elite Comfort Solutions LLC	Chemicals, Plastics & Rubber	Senior Secured First Lien Term Loan LIBOR + 6.500%, 1.000% Floor(3) (5)	1/15/2021	8,802,721	8,802,721	8,802,721	1.1%
				8,802,721	8,802,721	8,802,721
First Boston Construction Holdings, LLC	Banking, Finance, Insurance & Real Estate	Senior Secured First Lien Note 12.000%(4) (5)	12/31/2020	6,105,000	6,105,000	6,105,000	0.8%
		Preferred Equity (4) (7)		—	1,526,250	1,526,250	0.2%
				6,105,000	7,631,250	7,631,250
FKI Security Group, LLC	Capital Equipment	Senior Secured First Lien Term Loan LIBOR + 8.500%, 1.000% Floor(3) (4)	3/30/2020	11,843,750	11,843,750	11,843,750	1.5%
				11,843,750	11,843,750	11,843,750
Friedrich Holdings, Inc.	Construction & Building	Senior Secured First Lien Term Loan LIBOR + 7.000%, 1.000% Floor(4) (8)	2/7/2023	13,806,751	13,806,751	13,806,751	1.8%
				13,806,751	13,806,751	13,806,751
Frontier Communications Corp.	Telecommunications	Senior Secured First Lien Note 10.500%(6) (9)	9/15/2022	2,000,000	2,000,000	2,022,500	0.3%
				2,000,000	2,000,000	2,022,500
Genex Holdings, Inc.	Banking, Finance, Insurance & Real Estate	Senior Secured Second Lien Term Loan LIBOR + 7.750%, 1.000% Floor (3) (11)	5/30/2022	9,500,000	9,524,184	9,500,000	1.2%
				9,500,000	9,524,184	9,500,000
GK Holdings, Inc.	Services: Business	Senior Secured Second Lien Term Loan LIBOR + 10.250%, 1.000% Floor(3)	1/20/2022	10,000,000	10,000,000	10,100,000	1.3%
				10,000,000	10,000,000	10,100,000
Green Field Energy Services, Inc.	Energy: Oil & Gas	Senior Secured First Lien Note 13.000%(4) (9) (14)	11/15/2016	766,616	754,615	122,658	0.0%
		Warrants (4) (7)		—	29,000	—	0.0%
				766,616	783,615	122,658
HBC Holdings LLC	Wholesale	Senior Secured First Lien Term Loan LIBOR + 6.500%, 1.000% Floor(3) (4)	3/30/2020	12,937,500	12,937,500	12,329,826	1.6%
				12,937,500	12,937,500	12,329,826
Heligear Acquisition Co.	Aerospace & Defense	Senior Secured First Lien Note 10.250%(4) (9)	10/15/2019	15,000,000	15,000,000	15,826,500	2.0%
				15,000,000	15,000,000	15,826,500
High Ridge Brands Co.	Consumer Goods: Non-Durable	Senior Secured First Lien Note 8.875%(9)	3/15/2025	2,000,000	2,000,000	2,000,000	0.3%
				2,000,000	2,000,000	2,000,000
Hill International, Inc.	Construction & Building	Senior Secured First Lien Term Loan LIBOR + 6.750%, 1.000% Floor(4) (8) (12)	9/28/2020	16,575,000	16,575,000	16,575,000	2.1%
				16,575,000	16,575,000	16,575,000
Holland Acquisition Corp.	Energy: Oil & Gas	Senior Secured First Lien Term Loan LIBOR + 9.000%, 1.000% Floor(3)	5/29/2018	4,515,605	4,487,372	3,216,510	0.4%
				4,515,605	4,487,372	3,216,510
Hylan Datacom & Electrical LLC	Construction & Building	Senior Secured First Lien Term Loan LIBOR + 7.500%, 1.000% Floor(3) (4)	7/25/2021	15,699,793	15,699,793	15,877,672	2.0%
				15,699,793	15,699,793	15,877,672
Ignite Restaurant Group, Inc.	Hotel, Gaming & Leisure	Senior Secured First Lien Term Loan LIBOR + 7.000%, 1.000% Floor(3)	2/13/2019	8,364,050	8,302,358	7,583,266	1.0%
				8,364,050	8,302,358	7,583,266

Company(1)	Industry	Type of Investment	Maturity	Par Amount	Cost	Fair Value	% of Net Assets(2)
IHS Intermediate, Inc.	Services: Business	Senior Secured Second Lien Term Loan LIBOR + 8.250%, 1.000% Floor(3)	7/20/2022	25,000,000	25,000,000	24,973,000	3.2%
				25,000,000	25,000,000	24,973,000
Impact Sales, LLC	Services: Business	Senior Secured First Lien Term Loan LIBOR + 7.000%, 1.000% Floor(3) (4) (5)	12/30/2021	4,890,625	4,890,625	4,890,625	0.6%
				4,890,625	4,890,625	4,890,625
Interface Security Systems Holdings, Inc.	Services: Consumer	Senior Secured First Lien Note 9.250%(9)	1/15/2018	3,417,000	3,430,300	3,395,644	0.4%
				3,417,000	3,430,300	3,395,644
Invision Diversified, LLC	Services: Business	Senior Secured First Lien Term Loan LIBOR + 8.500%, 1.000% Floor(3) (4) (12)	6/30/2020	24,178,935	24,178,935	24,662,514	3.2%
				24,178,935	24,178,935	24,662,514
Isola USA Corp.	High Tech Industries	Senior Secured First Lien Term Loan LIBOR + 8.250%, 1.000% Floor (3) (11)	11/29/2018	5,418,190	5,467,852	5,049,699	0.6%
				5,418,190	5,467,852	5,049,699
Jordan Reses Supply Company, LLC	Healthcare & Pharmaceuticals	Senior Secured Second Lien Term Loan LIBOR + 11.000%, 1.000% Floor(3) (4)	4/24/2020	5,000,000	5,000,000	5,050,000	0.6%
				5,000,000	5,000,000	5,050,000
L&S Plumbing Partnership, Ltd.	Construction & Building	Senior Secured First Lien Term Loan LIBOR + 8.500%, 1.000% Floor(3) (4)	2/15/2022	12,265,625	12,265,625	12,265,625	1.6%
				12,265,625	12,265,625	12,265,625
Liquidnet Holdings, Inc.	Banking, Finance, Insurance & Real Estate	Senior Secured First Lien Term Loan LIBOR + 6.750%, 1.000% Floor(3)	5/22/2019	6,037,500	5,992,958	6,072,578	0.8%
				6,037,500	5,992,958	6,072,578
Livingston International Inc.	Transportation: Cargo	Senior Secured Second Lien Term Loan LIBOR + 8.250%, 1.250% Floor(3) (6) (11)	4/17/2020	2,658,504	2,655,705	2,562,772	0.3%
				2,658,504	2,655,705	2,562,772
Loar Group Inc.	Aerospace & Defense	Senior Secured Second Lien Term Loan LIBOR + 9.250%, 1.000% Floor(8)	7/12/2022	15,000,000	15,000,000	15,300,000	2.0%
				15,000,000	15,000,000	15,300,000
LSF9 Atlantis Holdings, LLC	Retail	Senior Secured First Lien Term Loan LIBOR + 9.000%, 1.000% Floor(3) (4)	1/15/2021	9,500,000	9,423,406	9,629,675	1.2%
				9,500,000	9,423,406	9,629,675
LTCG Holdings Corp.	Banking, Finance, Insurance & Real Estate	Senior Secured First Lien Term Loan LIBOR + 5.000%, 1.000% Floor(3)	6/6/2020	2,838,571	2,830,334	2,698,005	0.3%
				2,838,571	2,830,334	2,698,005
Magnetite XIX, Limited	Multi-Sector Holdings	Equity/Warrant (1) (4) (6)		—	8,166,667	8,166,667	1.0%
				—	8,166,667	8,166,667
Nathan's Famous, Inc.	Beverage & Food	Senior Secured First Lien Note 10.000%(13)	3/15/2020	7,000,000	7,000,000	7,507,500	1.0%
				7,000,000	7,000,000	7,507,500
Nation Safe Drivers Holdings, Inc.	Banking, Finance, Insurance & Real Estate	Senior Secured Second Lien Term Loan LIBOR + 8.000%, 2.000% Floor(3) (4)	9/29/2020	20,676,479	20,676,479	20,883,243	2.7%
				20,676,479	20,676,479	20,883,243
New Media Holdings II, LLC	Media: Advertising, Printing & Publishing	Senior Secured First Lien Term Loan LIBOR + 6.250%, 1.000% Floor(3)	6/4/2020	17,997,890	17,984,559	17,997,890	2.3%
				17,997,890	17,984,559	17,997,890
Novetta Solutions, LLC	High Tech Industries	Senior Secured Second Lien Term Loan LIBOR + 8.500%, 1.000% Floor(3)	10/16/2023	11,000,000	10,907,995	10,689,140	1.4%
				11,000,000	10,907,995	10,689,140
Nuspire, LLC	High Tech Industries	Senior Secured First Lien Term Loan LIBOR + 6.500%, 1.000% Floor(3) (4) (5)	11/8/2022	6,310,000	6,310,000	6,310,000	0.8%

Company(1)	Industry	Type of Investment	Maturity	Par Amount	Cost	Fair Value	% of Net Assets(2)
				6,310,000	6,310,000	6,310,000
Omnitracs, Inc.	Telecommunications	Senior Secured Second Lien Term Loan LIBOR + 7.750%, 1.000% Floor(3)	5/25/2021	7,000,000	7,010,661	7,000,000	0.9%
				7,000,000	7,010,661	7,000,000
Oxford Mining Company, LLC	Metals & Mining	Senior Secured First Lien Term Loan LIBOR + 8.500%, 0.750% Floor, 3.000% PIK(3) (4)	12/31/2018	20,889,280	20,889,280	20,837,058	2.7%
				20,889,280	20,889,280	20,837,058
Path Medical, LLC	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loan LIBOR + 9.500%, 1.000% Floor(4) (8)	10/11/2021	15,990,000	15,389,424	15,345,923	2.0%
		Warrants (4) (7)		—	669,709	669,709	0.1%
				15,990,000	16,059,133	16,015,632
Payless Inc.	Retail	Senior Secured Second Lien Term Loan LIBOR + 7.500%, 1.000% Floor(3) (14)	3/11/2022	6,000,000	6,014,018	712,500	0.1%
				6,000,000	6,014,018	712,500
Peabody Energy Corporation	Metals & Mining	Senior Secured First Lien Note 6.000%(9) (13)	3/31/2022	1,000,000	1,000,000	1,000,000	0.1%
				1,000,000	1,000,000	1,000,000
Petco Animal Supplies, Inc.	Retail	Senior Secured First Lien Term Loan LIBOR + 3.250%, 1.000% Floor(3) (4) (11)	1/26/2023	2,000,000	1,840,000	1,840,000	0.2%
				2,000,000	1,840,000	1,840,000
PetroChoice Holdings, Inc.	Chemicals, Plastics & Rubber	Senior Secured Second Lien Term Loan LIBOR + 8.750%, 1.000% Floor (3) (11)	9/3/2023	9,000,000	9,000,000	9,000,000	1.2%
				9,000,000	9,000,000	9,000,000
Preferred Proppants, LLC	Construction & Building	Senior Secured First Lien Term Loan LIBOR + 5.750%, 1.000% Floor (3) (11)	7/27/2020	3,969,466	2,790,756	3,349,237	0.4%
				3,969,466	2,790,756	3,349,237
Press Ganey Holdings, Inc	Healthcare & Pharmaceuticals	Senior Secured Second Lien Term Loan LIBOR + 7.250%, 1.000% Floor (8) (11)	10/21/2024	6,500,000	6,473,806	6,472,505	0.8%
				6,500,000	6,473,806	6,472,505
PT Network, LLC	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loan LIBOR + 6.500%, 1.000% Floor(3) (4) (5)	11/30/2021	5,805,834	5,805,834	5,805,834	0.7%
				5,805,834	5,805,834	5,805,834
Reddy Ice Corporation	Beverage & Food	Senior Secured Second Lien Term Loan LIBOR + 9.500%, 1.250% Floor(3) (4)	10/1/2019	2,000,000	2,000,000	1,780,000	0.2%
				2,000,000	2,000,000	1,780,000
Research Now Group, Inc.	Services: Business	Senior Secured Second Lien Term Loan LIBOR + 8.750%, 1.000% Floor(3)	3/18/2022	15,000,000	15,000,000	15,000,000	1.9%
				15,000,000	15,000,000	15,000,000
Resolute Investment Managers, Inc.	Banking, Finance, Insurance & Real Estate	Senior Secured Second Lien Term Loan LIBOR + 8.750%, 1.000% Floor(3)	4/30/2023	6,000,000	5,901,022	6,000,000	0.8%
				6,000,000	5,901,022	6,000,000
Response Team Holdings, LLC	Construction & Building	Preferred Equity 12% PIK(4) (6) (14)		—	3,384,734	996,255	0.1%
		Warrants (4) (6) (7)		—	257,407	—	0.0%
				—	3,642,141	996,255
Rhombus Cinema Holdings, LP	Media: Diversified & Production	Preferred Equity 10.000% PIK(4) (6)		—	4,584,207	5,253,658	0.7%
		Equity (4) (6) (7)		—	3,162,793	3,835,540	0.5%
				—	7,747,000	9,089,198
School Specialty, Inc.	Wholesale	Senior Secured First Lien Term Loan LIBOR + 8.500%, 1.000% Floor(3)	6/11/2019	8,785,060	8,762,577	8,785,060	1.1%
				8,785,060	8,762,577	8,785,060

Company(1)	Industry	Type of Investment	Maturity	Par Amount	Cost	Fair Value	% of Net Assets(2)
Ship Supply Acquisition Corporation	Services: Business	Senior Secured First Lien Term Loan LIBOR + 8.000%, 1.000% Floor(4) (8)	7/31/2020	23,125,000	23,125,000	22,155,600	2.8%
				23,125,000	23,125,000	22,155,600
Simplified Logistics, LLC	Services: Business	Senior Secured First Lien Term Loan LIBOR + 6.500%, 1.000% Floor(3) (4)	2/28/2022	7,500,000	7,500,000	7,500,000	1.0%
				7,500,000	7,500,000	7,500,000
Sizzling Platter, LLC	Hotel, Gaming & Leisure	Senior Secured First Lien Term Loan LIBOR + 7.500%, 1.000% Floor(3)	4/28/2020	15,000,000	15,000,000	15,150,000	1.9%
				15,000,000	15,000,000	15,150,000
SMART Financial Operations, LLC	Retail	Senior Secured First Lien Term Loan LIBOR + 10.000%, 1.000% Floor(3) (4) (5)	11/22/2021	3,700,000	3,700,000	3,700,000	0.5%
		Equity (4) (6) (7)		—	1,000,000	1,000,000	0.1%
				3,700,000	4,700,000	4,700,000
Southwest Dealer Services, Inc.	Automotive	Senior Secured First Lien Term Loan LIBOR + 6.000%, 1.000% Floor(3) (4)	3/16/2020	2,504,094	2,504,094	2,504,094	0.3%
				2,504,094	2,504,094	2,504,094
SRS Software, LLC	High Tech Industries	Senior Secured First Lien Term Loan LIBOR + 7.000%, 1.000% Floor(3) (4) (5)	2/17/2022	19,500,000	19,500,000	19,500,000	2.5%
				19,500,000	19,500,000	19,500,000
Survey Sampling International, LLC	Services: Business	Senior Secured Second Lien Term Loan LIBOR + 9.000%, 1.000% Floor(3)	12/16/2021	24,000,000	24,000,000	24,000,000	3.1%
				24,000,000	24,000,000	24,000,000
TCH-2 Holdings, LLC	Hotel, Gaming & Leisure	Senior Secured Second Lien Term Loan LIBOR + 7.750%, 1.000% Floor(8) (11)	11/6/2021	6,000,000	5,936,892	5,974,680	0.8%
				6,000,000	5,936,892	5,974,680
Techniplas, LLC	Automotive	Senior Secured First Lien Note 10.000%(9) (13)	5/1/2020	6,000,000	6,000,000	5,767,500	0.7%
				6,000,000	6,000,000	5,767,500
The Garretson Resolution Group, Inc.	Services: Business	Senior Secured First Lien Term Loan LIBOR + 6.500%, 1.000% Floor(3)	5/22/2021	9,562,500	9,527,069	9,623,126	1.2%
				9,562,500	9,527,069	9,623,126
Touchtunes Interactive Networks, Inc.	Media: Diversified & Production	Senior Secured Second Lien Term Loan LIBOR + 8.250%, 1.000% Floor(3)	5/27/2022	7,500,000	7,500,000	7,575,000	1.0%
				7,500,000	7,500,000	7,575,000
Transocean Phoenix 2 Ltd.	Energy: Oil & Gas	Senior Secured First Lien Note 7.750%(4) (9) (13)	10/15/2024	7,500,000	7,387,506	8,074,950	1.0%
				7,500,000	7,387,506	8,074,950
Truco Enterprises, LP	Beverage & Food	Senior Secured First Lien Term Loan LIBOR + 7.220%, 1.000% Floor(4) (8)	4/26/2021	9,924,370	9,924,370	9,924,370	1.3%
				9,924,370	9,924,370	9,924,370
True Religion Apparel, Inc.	Retail	Senior Secured Second Lien Term Loan LIBOR + 10.000%, 1.000% Floor(3)	1/30/2020	4,000,000	3,905,514	—	0.0%
				4,000,000	3,905,514	—
U.S. Auto Sales, Inc.	Banking, Finance, Insurance & Real Estate	Senior Secured Second Lien Term Loan LIBOR + 11.750%, 1.000% Floor(4) (8) (12)	6/5/2020	5,500,000	5,500,000	5,497,140	0.7%
				5,500,000	5,500,000	5,497,140
U.S. Well Services, LLC	Energy: Oil & Gas	Warrants (7)	2/21/2019	—	173	—	0.0%
				—	173	—
Valence Surface Technologies, Inc.	Aerospace & Defense	Senior Secured First Lien Term Loan LIBOR + 5.500%, 1.000% Floor(4) (8)	6/13/2019	4,250,144	4,238,581	4,144,740	0.5%
				4,250,144	4,238,581	4,144,740

Company(1)	Industry	Type of Investment	Maturity	Par Amount	Cost	Fair Value	% of Net Assets(2)
Velocity Pooling Vehicle, LLC	Automotive	Senior Secured Second Lien Term Loan LIBOR + 7.250%, 1.000% Floor(3) (4)	5/13/2022	20,625,000	18,680,534	10,996,425	1.4%
				20,625,000	18,680,534	10,996,425
Verso Corporation	Media: Advertising, Printing & Publishing	Common Stock (7) (15)		—	2,238,108	1,119,054	0.1%
				—	2,238,108	1,119,054
VOYA CLO 2016-2, LTD.	Multi-Sector Holdings	Subordinated Note 13.455% effective yield (1) (6) (9) (10)	7/19/2028	22,842,661	19,612,580	18,799,510	2.4%
				22,842,661	19,612,580	18,799,510
Watermill-QMC Holdings, Corp.	Automotive	Partnership Interest (4) (6) (7)		—	850,136	1,102,626	0.1%
				—	850,136	1,102,626
Z Gallerie, LLC	Retail	Senior Secured First Lien Term Loan LIBOR + 6.500%, 1.000% Floor(4) (8)	10/8/2020	4,670,731	4,635,402	4,670,730	0.6%
				4,670,731	4,635,402	4,670,730

Total non-controlled/non-affiliated investments					$938,890,614	$909,381,097	116.7%

Controlled/affiliated investments – 15.7%(16)
Access Media Holdings, LLC	Media: Broadcasting & Subscription	Senior Secured First Lien Term Loan 5.000%, 5.000% PIK(4)	7/22/2020	7,114,205	7,114,205	7,114,205	0.9%
		Common Stock (4) (6) (7)		—	—	—	0.0%
		Preferred Equity Series A (4) (6) (7)		—	1,400,000	—	0.0%
		Preferred Equity Series AA (4) (6) (7)		—	700,000	—	0.0%

				7,114,205	9,214,205	7,114,205
Capstone Nutrition, Inc.	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loan LIBOR + 12.500%, 1.000% Floor, PIK(4) (8) (14)	4/28/2019	26,192,319	22,489,086	16,801,325	2.2%
		Common Stock (4) (7)		—	9	—	0.0%
		Common Stock, Class B (4) (7)		—	—	—	0.0%
		Common Stock, Class C (4) (7)		—	300,002	—	0.0%
				26,192,319	22,789,097	16,801,325
MCM Capital Office Park Holdings LLC	Banking, Finance, Insurance & Real Estate	Equity (6) (7)		—	7,344,156	7,344,156	0.9%
				—	7,344,156	7,344,156
Nomida, LLC	Construction & Building	Senior Secured First Lien Term Loan 10.000%(6)	12/1/2020	8,100,000	8,100,000	8,100,000	1.0%
		Equity (6) (7)		—	5,400,000	5,400,000	0.7%
				8,100,000	13,500,000	13,500,000
Sierra Senior Loan Strategy JV I LLC	Multi-Sector Holdings	Equity		63,628,750	63,628,750	63,513,166	8.1%
				63,628,750	63,628,750	63,513,166
TwentyEighty, Inc.	Services: Business	Senior Secured First Lien Term Loan 0.250%, 8.750% PIK(3)	3/31/2020	5,733,754	5,083,054	5,039,855	0.6%
		Senior Secured First Lien Term Loan 1.000%, 7.000% PIK(3)	3/31/2020	6,352,824	6,352,824	6,352,824	0.8%
		Senior Secured First Lien Term Loan LIBOR + 3.500%, 1.000% Floor, 4.500% PIK(3)	3/31/2020	3,003,327	2,985,248	3,003,328	0.4%
		Equity/Warrants (6) (7)		—	—	—	0.0%
				15,089,905	14,421,126	14,396,007

Total controlled/affiliated investments					$130,897,334	$122,668,859	15.7%

Money market fund – 1.3%

Company(1)	Industry	Type of Investment	Maturity	Par Amount	Cost	Fair Value	% of Net Assets(2)
Federated Institutional Prime Obligations Fund		Money Market 0.88% (15)		10,514,676	$10,514,676	$10,514,676	1.3%
Total money market fund					$10,514,676	$10,514,676	1.3%

Derivative Instrument - Long Exposure

Total return swap with Citibank, N.A. (Note 5)		Total Return Swap			$264,539,720	$(13,751,686)
					$264,539,720	$(13,751,686)

(1)
All of the Company's investments are domiciled in the United States except for Livingston International Inc., which is domiciled in Canada and AMMC CLO 17, Limited Series 2015-17A, Apidos CLO XXIV, Series 2016-24A, Dryden 38 Senior Loan Fund, Series 2015-38A, Dryden 43 Senior Loan Fund, Series 2016-43A, Dryden 49 Senior Loan Fund, Magnetite XIX, Limited and VOYA CLO 2016-2, LTD. which are all domiciled in the Cayman Islands. All foreign investments were denominated in US Dollars.

(2)	Percentage is based on net assets of $779,343,254 as of March 31, 2017.
(3)
The interest rate on these loans is subject to a base rate plus 3 Month “3M” LIBOR, which at March 31, 2017 was 1.15%. As the interest rate is subject to a minimum LIBOR floor which was greater than the 3M LIBOR rate at March 31, 2017, the prevailing rate in effect at March 31, 2017 was the base rate plus the LIBOR floor.

(4)	An affiliated fund that is managed by an affiliate of SIC Advisors LLC also holds an investment in this security.
(5)	The investment has an unfunded commitment as of March 31, 2017. For further details see Note 11. Fair value includes an analysis of the unfunded commitment.
(6)
The investment is not a qualifying asset under Section 55 of the Investment Company Act of 1940, as amended, (the "1940 Act"). Non-qualifying assets represent 16.6% of the Company's portfolio at fair value.

(7)	Security is non-income producing.
(8)
The interest rate on these loans is subject to a base rate plus 1 Month "1M" LIBOR, which at March 31, 2017 was 0.98%. As the interest rate is subject to a minimum LIBOR floor which was greater than the 1M LIBOR rate at March 31, 2017, the prevailing rate in effect at March 31, 2017 was the base rate plus the LIBOR floor.

(9)
Securities are exempt from registration under Rule 144A of the Securities Act of 1933. These securities represent a fair value of $98,595,298 or 12.7% of net assets as of March 31, 2017 and are considered restricted.

(10)
This investment is in the equity class of a collateralized loan obligation ("CLO"). The CLO equity investments are entitled to recurring distributions which are generally equal to the excess cash flow generated from the underlying investments after payment of the contractual payments to debt holders and fund expenses. The current estimated yield is based on the current projections of this excess cash flow taking into account assumptions that have been made regarding expected prepayments, losses and future reinvestment rates. These assumptions are periodically reviewed and adjusted. Ultimately, the actual yield may be higher or lower than the estimated yield if actual results differ from those used for the assumptions.

(11)
Security is also held in the underlying portfolio of the total return swap with Citibank, N.A. (see Note 5). The Company's total exposure to Answers Corporation, Asurion LLC., ConvergeOne Holdings Corp., Genex Holdings, Inc., Isola USA Corp., Livingston International, Inc., Petco Animal Supplies, Inc., PetroChoice Holdings, LLC, Preferred Proppants, LLC, Press Ganey Holdings, Inc., and TCH-2 Holdings, LLC is $14,805,889 or 1.9%, $9,992,513 or 1.3%, $14,956,202 or 1.9%, $13,663,924 or 1.8%, $8,595,699 or 1.1%, $4,532,215 or 0.6%, $10,624,067 or 1.4%, $14,000,000 or 1.8%, $6,183,464 or 0.8%, $12,945,005 or 1.7%, and $10,648,484 or 1.4%, respectively, of Net Assets as of March 31, 2017.

(12)	A portion of this investment was sold via a participation agreement.
(13)	Represents securities in Level 2 in the ASC 820 table (see Note 4).
(14)	The investment was on non-accrual status as of March 31, 2017.
(15)	Represents securities in Level 1 in the ASC 820 table (see Note 4).
(16)	Control Investments are defined by the 1940 Act as investments in companies in which the Company owns more than 25% of the voting securities or maintains greater than 50% of the board representation.

Sierra Income Corporation
Consolidated Schedule of Investments
As of December 31, 2016

Company(1)	Industry	Type of Investment	Maturity	Par Amount	Cost	Fair Value	% of Net Assets(2)
Non-controlled/non-affiliated investments – 114.5%
AAAHI Acquisition Corporation	Transportation: Consumer	Senior Secured First Lien Term Loan LIBOR + 7.000%, 1.000% Floor(3)(4)(5)	12/15/2021	$7,280,374	$7,280,374	$7,280,374	0.9%
				7,280,374	7,280,374	7,280,374
AAR Intermediate Holdings, LLC	Energy: Oil & Gas	Senior Secured First Lien Term Loan LIBOR + 5.000%, 1.000% Floor(3) (4) (5)	9/30/2021	150,935	150,935	150,935	0.0%
		Senior Secured First Lien Term Loan LIBOR + 5.000%, 1.000% Floor(3) (4)	9/30/2021	3,144,481	3,144,481	3,144,481	0.4%
		Senior Secured First Lien Term Loan LIBOR + 8.000%, 1.000% Floor, PIK(3) (4)	9/30/2021	6,457,851	5,254,799	5,211,292	0.7%
		Membership Units (4) (6) (7)		—	—	—	0.0%
				9,753,267	8,550,215	8,506,708
Access Media Holdings, LLC	Media: Broadcasting & Subscription	Senior Secured First Lien Term Loan 5.000%, 5.000% PIK(4)	7/22/2020	7,026,014	7,026,014	6,868,420	0.9%
		Common Stock (4) (6) (7)		—	—	—	0.0%
		Preferred Equity Series A (4) (6) (7)		—	1,400,000	—	0.0%
		Preferred Equity Series AA (4) (6) (7)		—	647,500	—	0.0%
				7,026,014	9,073,514	6,868,420
Advanced Diagnostic Holdings, LLC	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loan LIBOR + 8.750%, 0.875% Floor(3) (4)	12/11/2020	15,262,608	15,262,608	15,567,860	2.0%
				15,262,608	15,262,608	15,567,860
Alpha Media LLC	Media: Broadcasting & Subscription	Senior Secured First Lien Term Loan LIBOR 5 6.000%, 1.000% Floor(8)(5)	2/25/2022	9,384,375	9,012,061	8,962,078	1.2%
				9,384,375	9,012,061	8,962,078
Amerijet Holdings Inc.	Transportation: Cargo	Senior Secured First Lien Term Loan LIBOR + 8.000%, 1.000% Floor(3) (4)	7/15/2021	16,087,500	16,087,500	16,087,500	2.1%
				16,087,500	16,087,500	16,087,500
AMMC CLO 17, Limited Series 2015-17A	Multi-Sector Holdings	Subordinated Note 21.670% effective yield(6) (9) (10)	11/15/2027	5,000,000	3,553,568	4,181,250	0.5%
				5,000,000	3,553,568	4,181,250
Anaren, Inc.	Aerospace & Defense	Senior Secured Second Lien Term Loan LIBOR + 8.250%, 1.000% Floor(3)	8/18/2021	10,000,000	9,929,667	10,002,500	1.3%
				10,000,000	9,929,667	10,002,500
APCO Holdings, Inc.	Automotive	Senior Secured First Lien Term Loan LIBOR + 6.000%, 1.000% Floor(4) (8)	1/31/2022	4,351,318	4,236,463	4,369,201	0.6%
				4,351,318	4,236,463	4,369,201
Apidos CLO XXIV, Series 2016-24A	Multi-Sector Holdings	Subordinated Note 16.535% effective yield(4) (6) (9) (10)	1/20/2023	25,471,800	21,625,558	21,977,069	2.8%
				25,471,800	21,625,558	21,977,069
Associated Asphalt Partners, LLC	Chemicals, Plastics & Rubber	Senior Secured First Lien Note 8.500%(9)	2/15/2018	1,778,000	1,782,303	1,795,780	0.2%
				1,778,000	1,782,303	1,795,780
Astro AB Borrower, Inc.	Banking, Finance, Insurance & Real Estate	Senior Secured Second Lien Term Loan LIBOR + 8.750%, 1.000% Floor(3)(11)	4/30/2023	6,000,000	5,898,052	6,060,000	0.8%
				6,000,000	5,898,052	6,060,000

Company(1)	Industry	Type of Investment	Maturity	Par Amount	Cost	Fair Value	% of Net Assets(2)
Asurion, LLC	Banking, Finance, Insurance & Real Estate	Senior Secured Second Lien Term Loan LIBOR + 7.500%, 1.000% Floor(3)(11)	3/3/2021	7,000,000	6,952,364	7,087,500	0.9%
				7,000,000	6,952,364	7,087,500
Atrium Innovations, Inc.	Healthcare & Pharmaceuticals	Senior Secured Second Lien Term Loan LIBOR + 6.750%, 1.000% Floor(3) (6)	8/13/2021	5,000,000	4,982,828	5,000,000	0.6%
				5,000,000	4,982,828	5,000,000
Aviation Technical Services, Inc.	Aerospace & Defense	Senior Secured Second Lien Term Loan LIBOR + 8.500%, 1.000% Floor(3)(4)(17)	3/31/2022	25,000,000	25,000,000	25,500,000	3.3%
				25,000,000	25,000,000	25,500,000
Backcountry.com, LLC	Retail	Senior Secured First Lien Term Loan LIBOR + 7.250%, 1.000% Floor(3) (4) (17)	6/30/2020	34,589,843	34,589,843	34,935,742	4.5%
				34,589,843	34,589,843	34,935,742
Birch Communications, Inc.	Telecommunications	Senior Secured First Lien Term Loan LIBOR + 7.250%, 1.000% Floor(4) (8)	7/17/2020	13,816,112	13,647,092	13,633,601	1.8%
				13,816,112	13,647,092	13,633,601
Black Angus Steakhouses LLC	Hotel, Gaming & Leisure	Revolving Credit Facility LIBOR + 9.000%, 1.000% Floor(3) (4) (5) (17)	4/24/2020	669,643	669,643	613,326	0.1%
		Senior Secured First Lien Term Loan LIBOR + 9.000%, 1.000% Floor(3) (4) (17)	4/24/2020	19,637,277	19,637,277	19,141,828	2.5%
				20,306,920	20,306,920	19,755,154
Brundage-Bone Concrete Pumping, Inc.	Construction & Building	Senior Secured First Lien Note 10.375%(9)	9/1/2021	7,500,000	7,607,418	8,025,000	1.0%
				7,500,000	7,607,418	8,025,000
Charming Charlie LLC	Retail	Senior Secured First Lien Term Loan LIBOR + 8.000%, 1.000% Floor(3)	12/24/2019	7,908,765	7,920,847	6,334,209	0.8%
				7,908,765	7,920,847	6,334,209
ConvergeOne Holdings Corp.(11)	Telecommunications	Senior Secured Second Lien Term Loan LIBOR + 9.000%, 1.000% Floor(3) (4)	6/17/2021	12,500,000	12,410,777	12,500,000	1.6%
				12,500,000	12,410,777	12,500,000
Cornerstone Chemical Company	Chemicals, Plastics & Rubber	Senior Secured First Lien Note 9.375%(9)	3/15/2018	4,970,000	4,874,178	4,963,788	0.6%
				4,970,000	4,874,178	4,963,788
CP Opco, LLC	Services: Consumer	Revolver LIBOR + 4.500%, 1.000% Floor(3) (4) (5)	3/31/2019	128,039	128,039	128,039	0.0%
		Revolver ABR + 3.500%, 3.750% Floor(3) (4) (5)	3/31/2019	210,935	210,935	210,935	0.0%
		Senior Secured First Lien Term Loan LIBOR + 6.500%, 1.000% Floor, PIK(3) (4)	3/31/2019	504,597	504,597	504,597	0.1%
		Senior Secured First Lien Term Loan LIBOR + 6.500%, 1.000% Floor, PIK(3) (4)	3/31/2019	210,249	210,249	210,249	0.0%
		Senior Secured First Lien Term Loan LIBOR + 9.500%, 1.000% Floor, PIK(3) (4) (12)	3/31/2019	1,487,033	717,016	743,516	0.1%
		Preferred Units LIBOR + 9.500%, 1.000% Floor, PIK(4) (12)	3/31/2019	205	—	—	0.0%
		Common Units (4) (7)		—	—	—	0.0%
				2,541,058	1,770,836	1,797,336
CRGT Inc.	High Tech Industries	Senior Secured First Lien Term Loan LIBOR + 6.500%, 1.000% Floor(4) (8)	12/19/2020	3,966,456	3,966,456	3,966,456	0.5%
				3,966,456	3,966,456	3,966,456

Company(1)	Industry	Type of Investment	Maturity	Par Amount	Cost	Fair Value	% of Net Assets(2)
DHISCO Electronic Distribution, Inc.	Hotel, Gaming & Leisure	Senior Secured First Lien Term Loan LIBOR + 6.500%, 1.500% Floor(3) (4)	11/10/2019	2,380,952	2,380,952	2,380,952	0.3%
		Senior Secured First Lien Term Loan LIBOR + 11.250% PIK, 1.500% Floor(3) (4) (12)	11/10/2019	6,680,333	2,940,892	2,956,515	0.4%
		Senior Secured First Lien Term Loan LIBOR + 9.000% PIK, 1.500% Floor(3) (4)	11/10/2019	8,369,792	8,369,792	8,369,792	1.1%
		Senior Secured First Lien Term Loan LIBOR + 10.250%, PIK 1.500% Floor(3) (4)	11/10/2019	7,177,827	7,177,827	7,177,827	0.9%
		Common Units, Class A (4) (7)		—	769,231	—	0.0%
				24,608,904	21,638,694	20,885,086
Drew Marine Partners, LP	Transportation: Cargo	Senior Secured Second Lien Term Loan LIBOR + 7.000%, 1.000% Floor(3)	5/19/2021	10,000,000	10,054,556	9,872,800	1.3%
				10,000,000	10,054,556	9,872,800
Dryden 38 Senior Loan Fund - Series 2015-38A	Multi-Sector Holdings	Subordinated Note 17.689% effective yield(6) (9) (10)	7/15/2027	7,000,000	5,011,083	5,225,150	0.7%
				7,000,000	5,011,083	5,225,150
Dryden 43 Senior Loan Fund - Series 2016-43A	Multi-Sector Holdings	Subordinated Note 18.086% effective yield(4) (6) (9) (10)	7/20/2029	3,620,000	2,932,200	3,250,579	0.4%
				3,620,000	2,932,200	3,250,579
Dryden 49 Senior Loan Fund	Multi-Sector Holdings	Preferred Shares(4) (6)		—	14,500,000	14,500,000	1.9%
				—	14,500,000	14,500,000
Dynamic Energy Services International LLC	Energy: Oil & Gas	Senior Secured First Lien Term Loan 13.500% PIK + LIBOR(4) (8)	3/6/2018	8,662,161	8,662,161	7,373,318	1.0%
				8,662,161	8,662,161	7,373,318
EarthLink, Inc.	Telecommunications	Senior Secured First Lien Note 7.375%(6) (9) (13)	6/1/2020	2,450,000	2,442,601	2,575,563	0.3%
				2,450,000	2,442,601	2,575,563
Elite Comfort Solutions LLC	Chemicals, Plastics & Rubber	Senior Secured First Lien Term Loan LIBOR + 6.500%, 1.000% Floor(3) (5)	1/15/2021	8,858,643	8,858,643	8,966,622	1.2%
				8,858,643	8,858,643	8,966,622
First Boston Construction Holdings, LLC	Banking, Finance, Insurance & Real Estate	Senior Secured First Lien Note 12.000%(4) (5)	12/31/2020	6,105,000	6,105,000	6,105,000	0.8%
		Preferred Equity (4) (7)		—	1,526,250	1,526,250	0.2%
				6,105,000	7,631,250	7,631,250
FKI Security Group, LLC	Capital Equipment	Senior Secured First Lien Term Loan LIBOR + 8.500%, 1.000% Floor(3) (4)	3/30/2020	11,937,500	11,937,500	12,088,629	1.6%
				11,937,500	11,937,500	12,088,629
Frontier Communications Corp.	Telecommunications	Senior Secured First Lien Note 10.500%(6) (9) (13)	9/15/2022	2,000,000	2,000,000	2,107,500	0.3%
				2,000,000	2,000,000	2,107,500
Gastar Exploration Inc.	Energy: Oil & Gas	Senior Secured First Lien Note 8.625%(9) (13)	5/15/2018	5,400,000	5,405,735	5,325,750	0.7%
				5,400,000	5,405,735	5,325,750
Genex Holdings, Inc.	Banking, Finance, Insurance & Real Estate	Senior Secured Second Lien Term Loan LIBOR + 7.750%, 1.000% Floor(3)(11)	5/30/2022	9,500,000	9,525,097	9,500,000	1.2%
				9,500,000	9,525,097	9,500,000
GK Holdings, Inc.	Services: Business	Senior Secured Second Lien Term Loan LIBOR + 9.500%, 1.000% Floor(3)	1/30/2022	10,000,000	10,000,000	10,200,000	1.3%
				10,000,000	10,000,000	10,200,000
Green Field Energy Services, Inc.	Energy: Oil & Gas	Senior Secured First Lien Note 13.000%(4) (9) (12)	11/15/2016	766,615	754,615	157,156	0.0%

Company(1)	Industry	Type of Investment	Maturity	Par Amount	Cost	Fair Value	% of Net Assets(2)
		Warrants (4) (7)		—	29,000	—	0.0%
				766,615	783,615	157,156
HBC Holdings LLC	Wholesale	Senior Secured First Lien Term Loan LIBOR + 5.750%, 1.000% Floor(3) (4)	3/30/2020	13,162,500	13,162,500	12,461,860	1.6%
				13,162,500	13,162,500	12,461,860
Heligear Acquisition Co.	Aerospace & Defense	Senior Secured First Lien Note 10.250%(4) (9)	10/15/2019	15,000,000	15,000,000	15,785,550	2.0%
				15,000,000	15,000,000	15,785,550
Hill International, Inc.	Construction & Building	Senior Secured First Lien Term Loan LIBOR + 6.750%, 1.000% Floor(3) (4) (17)	9/28/2020	16,617,500	16,617,500	16,617,500	2.2%
				16,617,500	16,617,500	16,617,500
Holland Acquisition Corp.	Energy: Oil & Gas	Senior Secured First Lien Term Loan LIBOR + 9.000%, 1.000% Floor(3)	5/29/2018	4,515,605	4,482,170	2,791,682	0.4%
				4,515,605	4,482,170	2,791,682
Hylan Datacom & Electrical LLC	Construction & Building	Senior Secured First Lien Term Loan LIBOR + 7.500%, 1.000% Floor(3) (4)	7/25/2021	15,799,862	15,799,862	15,799,862	2.0%
				15,799,862	15,799,862	15,799,862
Ignite Restaurant Group, Inc.	Hotel, Gaming & Leisure	Senior Secured First Lien Term Loan LIBOR + 7.000%, 1.000% Floor(3)	2/13/2019	8,385,496	8,316,629	8,009,658	1.0%
				8,385,496	8,316,629	8,009,658
IHS Intermediate, Inc.	Services: Business	Senior Secured Second Lien Term Loan LIBOR + 8.250%, 1.000% Floor(3)	7/20/2022	25,000,000	25,000,000	25,163,250	3.3%
				25,000,000	25,000,000	25,163,250
Impact Sales, LLC	Services: Business	Senior Secured First Lien Term Loan LIBOR + 7.000%, 1.000% Floor(3) (4) (5)	12/30/2021	4,687,500	4,687,500	4,687,500	0.6%
				4,687,500	4,687,500	4,687,500
Interface Security Systems Holdings, Inc.	Services: Consumer	Senior Secured First Lien Note 9.250%(9)	1/15/2018	3,417,000	3,434,380	3,404,186	0.4%
				3,417,000	3,434,380	3,404,186
Invision Diversified, LLC	Services: Business	Senior Secured First Lien Term Loan LIBOR + 9.000%, 1.000% Floor(3) (4) (17)	6/30/2020	24,491,435	24,491,435	24,807,130	3.2%
				24,491,435	24,491,435	24,807,130
IronGate Energy Services, LLC	Energy: Oil & Gas	Senior Secured First Lien Note 11.000%(9) (12)	7/1/2018	3,000,000	2,973,811	975,000	0.1%
				3,000,000	2,973,811	975,000
Isola USA Corp.	High Tech Industries	Senior Secured First Lien Term Loan LIBOR + 8.250%, 1.000% Floor(3)(11)	11/29/2018	5,493,504	5,551,082	5,113,299	0.7%
				5,493,504	5,551,082	5,113,299
Jordan Reses Supply Company, LLC	Healthcare & Pharmaceuticals	Senior Secured Second Lien Term Loan LIBOR + 11.000%, 1.000% Floor(3) (4)	4/24/2020	5,000,000	5,000,000	5,050,000	0.7%
				5,000,000	5,000,000	5,050,000
Liquidnet Holdings, Inc.	Banking, Finance, Insurance & Real Estate	Senior Secured First Lien Term Loan LIBOR + 6.750%, 1.000% Floor(3)	5/22/2019	6,125,000	6,075,286	6,160,586	0.8%
				6,125,000	6,075,286	6,160,586
Livingston International Inc.	Transportation: Cargo	Senior Secured Second Lien Term Loan LIBOR + 8.250%, 1.250% Floor(3) (6) (11)	4/17/2020	2,658,504	2,655,528	2,532,757	0.3%
				2,658,504	2,655,528	2,532,757
Loar Group Inc.	Aerospace & Defense	Senior Secured Second Lien Term Loan LIBOR + 9.250%, 1.000% Floor(8)	7/12/2022	15,000,000	15,000,000	15,450,000	2.0%
				15,000,000	15,000,000	15,450,000

Company(1)	Industry	Type of Investment	Maturity	Par Amount	Cost	Fair Value	% of Net Assets(2)
LSF9 Atlantis Holdings, LLC	Retail	Senior Secured First Lien Term Loan LIBOR + 9.000%, 1.000% Floor(3) (4)	1/15/2021	9,625,000	9,546,319	9,739,634	1.3%
				9,625,000	9,546,319	9,739,634
LTCG Holdings Corp.	Banking, Finance, Insurance & Real Estate	Senior Secured First Lien Term Loan LIBOR + 5.000%, 1.000% Floor(3)	6/6/2020	2,838,571	2,829,766	2,664,170	0.3%
				2,838,571	2,829,766	2,664,170
Miller Heiman, Inc.	Services: Business	Senior Secured First Lien Term Loan LIBOR + 6.000%, 1.000% Floor(3) (12)	9/30/2019	23,593,750	23,593,750	12,976,563	1.7%
				23,593,750	23,593,750	12,976,563
Nathan's Famous, Inc.	Beverage & Food	Senior Secured First Lien Note 10.000%(13)	3/15/2020	7,000,000	7,000,000	7,612,500	1.0%
				7,000,000	7,000,000	7,612,500
Nation Safe Drivers Holdings, Inc.	Banking, Finance, Insurance & Real Estate	Senior Secured Second Lien Term Loan LIBOR + 8.000%, 2.000% Floor(3) (4)	9/29/2020	20,676,479	20,676,479	20,883,243	2.7%
				20,676,479	20,676,479	20,883,243
New Media Holdings II LLC	Media: Advertising, Printing & Publishing	Senior Secured First Lien Term Loan LIBOR + 6.250%, 1.000% Floor(3)	6/4/2020	18,043,921	18,029,645	18,043,921	2.3%
				18,043,921	18,029,645	18,043,921
Novetta Solutions, LLC	High Tech Industries	Senior Secured Second Lien Term Loan LIBOR + 8.500%, 1.000% Floor(3)	10/16/2023	11,000,000	10,905,938	10,499,170	1.4%
				11,000,000	10,905,938	10,499,170
Nuspire, LLC	High Tech Industries	Senior Secured First Lien Term Loan LIBOR + 6.500%, 1.000% Floor(3) (4) (5)	11/8/2021	—	—	—	0.0%
		Senior Secured First Lien Term Loan LIBOR + 6.500%, 1.000% Floor(3) (4)	11/8/2022	6,310,000	6,310,000	6,310,000	0.8%
				6,310,000	6,310,000	6,310,000
Omnitracs, Inc.	Telecommunications	Senior Secured Second Lien Term Loan LIBOR + 7.750%, 1.000% Floor(3)	5/25/2021	7,000,000	7,010,819	6,763,750	0.9%
				7,000,000	7,010,819	6,763,750
Oxford Mining Company, LLC	Metals & Mining	Senior Secured First Lien Term Loan LIBOR + 8.500%, 0.750% Floor, 3.000% PIK(3) (4)	12/31/2018	20,756,843	20,756,842	20,518,139	2.7%
				20,756,843	20,756,842	20,518,139
Path Medical, LLC	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loan LIBOR + 9.500%, 1.000% Floor(4) (8)	10/11/2021	16,195,000	15,560,824	15,542,666	2.0%
		Warrants (4) (7)		—	669,709	669,709	0.1%
				16,195,000	16,230,533	16,212,375
Payless Inc.	Retail	Senior Secured Second Lien Term Loan LIBOR + 7.500%, 1.000% Floor(3)	3/11/2022	6,000,000	6,014,579	900,000	0.1%
				6,000,000	6,014,579	900,000
Preferred Proppants, LLC	Construction & Building	Senior Secured First Lien Term Loan LIBOR + 5.750%, 1.000% Floor(3)(11)	7/27/2020	3,979,645	2,738,781	3,357,825	0.4%
				3,979,645	2,738,781	3,357,825
Press Ganey Holding, Inc.	Healthcare & Pharmaceuticals	Senior Secured Second Lien Term Loan LIBOR + 7.250%, 1.000% Floor(3)(11)	10/21/2024	6,500,000	6,473,059	6,472,505	0.8%
				6,500,000	6,473,059	6,472,505
PT Network, LLC	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loan LIBOR + 6.500%, 1.000% Floor(3) (4) (5)	11/30/2021	4,833,334	4,833,334	4,833,334	0.6%
				4,833,334	4,833,334	4,833,334
Reddy Ice Corporation	Beverage & Food	Senior Secured Second Lien Term Loan LIBOR + 9.500%, 1.250% Floor(4) (8)	11/1/2019	2,000,000	2,000,000	1,720,000	0.2%

Company(1)	Industry	Type of Investment	Maturity	Par Amount	Cost	Fair Value	% of Net Assets(2)
				2,000,000	2,000,000	1,720,000
Research Now Group, Inc.	Services: Business	Senior Secured Second Lien Term Loan LIBOR + 8.750%, 1.000% Floor(3)	3/18/2022	15,000,000	15,000,000	14,983,200	1.9%
				15,000,000	15,000,000	14,983,200
Response Team Holdings, LLC	Construction & Building	Preferred Equity 12% PIK(4) (6) (12)		—	3,384,734	967,238	0.1%
		Warrants (4) (6) (7)		—	257,407	—	0.0%
				—	3,642,141	967,238
Rhombus Cinema Holdings, LP	Media: Diversified & Production	Preferred Equity 10.000% PIK(4) (6)		—	4,584,207	5,051,193	0.7%
		Equity (4) (6) (7)		—	3,162,793	3,162,793	0.4%
				—	7,747,000	8,213,986
School Specialty, Inc.	Wholesale	Senior Secured First Lien Term Loan LIBOR + 8.500%, 1.000% Floor(3)	6/11/2019	9,198,434	9,169,670	9,198,434	1.2%
				9,198,434	9,169,670	9,198,434
Ship Supply Acquisition Corporation	Services: Business	Senior Secured First Lien Term Loan LIBOR + 8.000%, 1.000% Floor(3) (4)	7/31/2020	23,437,500	23,437,500	22,970,391	3.0%
				23,437,500	23,437,500	22,970,391
Sizzling Platter, LLC	Hotel, Gaming & Leisure	Senior Secured First Lien Term Loan LIBOR + 7.500%, 1.000% Floor(3)	4/28/2020	15,000,000	15,000,000	15,091,200	2.0%
				15,000,000	15,000,000	15,091,200
SMART Financial Operations, LLC	Retail	Senior Secured First Lien Term Loan LIBOR + 10.000%, 1.000% Floor(3) (4) (5)	11/22/2021	3,700,000	3,700,000	3,700,000	0.5%
		Equity (4) (7)		—	1,000,000	1,000,000	0.1%
				3,700,000	4,700,000	4,700,000
Southwest Dealer Services, Inc.	Automotive	Senior Secured First Lien Term Loan LIBOR + 6.000%, 1.000% Floor(3) (4) (17)	3/16/2020	2,538,823	2,538,823	2,535,878	0.3%
				2,538,823	2,538,823	2,535,878
Survey Sampling International, LLC	Services: Business	Senior Secured Second Lien Term Loan LIBOR + 9.000%, 1.000% Floor(3)	12/16/2021	24,000,000	24,000,000	24,000,000	3.1%
				24,000,000	24,000,000	24,000,000
Techniplas, LLC	Automotive	Senior Secured First Lien Note 10.000%(9)	5/1/2020	6,000,000	6,000,000	5,218,500	0.7%
				6,000,000	6,000,000	5,218,500
The Garretson Resolution Group, Inc.	Services: Business	Senior Secured First Lien Term Loan LIBOR + 6.500%, 1.000% Floor(3)	5/22/2021	9,625,000	9,587,577	9,663,115	1.2%
				9,625,000	9,587,577	9,663,115
Touchtunes Interactive Networks, Inc.	Media: Diversified & Production	Senior Secured Second Lien Term Loan LIBOR + 8.250%, 1.000% Floor(3)	5/27/2022	7,500,000	7,500,000	7,519,800	1.0%
				7,500,000	7,500,000	7,519,800
Transocean Phoenix 2 Ltd.	Energy: Oil & Gas	Senior Secured First Lien Note 7.750%(4) (9) (13)	10/15/2024	7,500,000	7,387,506	7,919,325	1.0%
				7,500,000	7,387,506	7,919,325
TravelCLICK, Inc.	Hotel, Gaming & Leisure	Senior Secured Second Lien Term Loan LIBOR + 7.750%, 1.000% Floor(3)(11)	11/6/2021	6,000,000	5,935,400	5,899,740	0.8%
				6,000,000	5,935,400	5,899,740
Truco Enterprises, LP	Beverage & Food	Senior Secured First Lien Term Loan 8.240% Fixed(4) (8)	4/26/2021	9,949,580	9,949,580	9,949,580	1.3%
				9,949,580	9,949,580	9,949,580
True Religion Apparel, Inc.	Retail	Senior Secured Second Lien Term Loan LIBOR + 10.000%, 1.000% Floor(3)	1/30/2020	4,000,000	3,899,083	—	0.0%
				4,000,000	3,899,083	—

Company(1)	Industry	Type of Investment	Maturity	Par Amount	Cost	Fair Value	% of Net Assets(2)
U.S. Auto Sales, Inc.	Banking, Finance, Insurance & Real Estate	Senior Secured Second Lien Term Loan LIBOR + 11.750%, 1.000% Floor(4) (8) (17)	6/5/2020	5,500,000	5,500,000	5,452,095	0.7%
				5,500,000	5,500,000	5,452,095
U.S. Well Services, LLC	Energy: Oil & Gas	Warrants (7)		—	173	—	0.0%
				—	173	—
Valence Surface Technologies, Inc.	Aerospace & Defense	Senior Secured First Lien Term Loan LIBOR + 5.500%, 1.000% Floor(4) (8)	6/13/2019	3,499,128	3,486,054	3,388,590	0.4%
				3,499,128	3,486,054	3,388,590
Velocity Pooling Vehicle, LLC	Automotive	Senior Secured Second Lien Term Loan LIBOR + 7.250%, 1.000% Floor(3) (4)	5/13/2022	20,625,000	18,591,706	10,996,425	1.4%
				20,625,000	18,591,706	10,996,425
Verso Corporation	Media: Advertising, Printing & Publishing	Common Stock (7) (15)		—	2,238,108	1,262,666	0.2%
				—	2,238,108	1,262,666
VOYA CLO 2016-2, LTD.	Multi-Sector Holdings	Subordinated Note 16.185% effective yield(6) (9) (10)	7/19/2028	22,842,661	19,918,800	20,551,542	2.7%
				22,842,661	19,918,800	20,551,542
Watermill-QMC Midco, Inc.	Automotive	Partnership Interest (4) (6) (7)		—	850,136	1,102,626	0.1%
				—	850,136	1,102,626
Z Gallerie, LLC	Retail	Senior Secured First Lien Term Loan LIBOR + 6.500%, 1.000% Floor(4) (8)	10/8/2020	4,682,646	4,645,211	4,682,647	0.6%
				4,682,646	4,645,211	4,682,647

Total non-controlled/non-affiliated investments					$921,626,572	$885,400,856	114.5%
Controlled/affiliated investments – 9.5%(16)
Capstone Nutrition	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loan LIBOR + 12.500%, 1.000% Floor, PIK(4) (8) (12)	4/28/2019	25,327,876	22,770,855	16,246,819	2.1%
		Common Stock (4) (7)		—	300,002	—	0.0%
		Common Stock, Class B (4) (7)		—	9	—	0.0%
		Common Stock, Class C (4) (7)		—	—	—	0.0%
				25,327,876	23,070,866	16,246,819
MCM Capital Office Park Holdings LLC	Banking, Finance, Insurance & Real Estate	Equity (6) (7)		—	7,500,000	7,500,000	1.0%
				—	7,500,000	7,500,000
Nomida LLC	Construction & Building	Equity (6) (7)		—	5,400,000	5,400,000	0.7%
		Senior Secured First Lien Term Loan 10.000%(6)	12/1/2020	8,100,000	8,100,000	8,100,000	1.0%
				8,100,000	13,500,000	13,500,000
Sierra Senior Loan Strategy JV I LLC	Multi-Sector Holdings	Equity(5)(6)		60,785,000	60,785,000	60,496,647	7.8%
				60,785,000	60,785,000	60,496,647
Total controlled/affiliated investments					$104,855,866	$97,743,466	12.6%
Money market fund – 3.0%
Federated Institutional Prime Obligations Fund		Money Market 0.49%(15)		22,966,981	22,966,981	22,966,981	3.0%
Total money market fund					$22,966,981	$22,966,981	3.0%
Derivative Instrument - Long Exposure					Notional Amount	Unrealized Appreciation (Depreciation)
Total return swap with Citibank, N.A. (Note 5)		Total Return Swap			227,513,679	(13,647,330)
					$227,513,679	$(13,647,330)
___________________________________

(1)
All of the Company's investments are domiciled in the United States except for Livingston International Inc., which is domiciled in Canada and AMMC CLO 17, Limited Series 2015-17A, Apidos CLO XXIV, Series 2016-24A, Dryden 38 Senior Loan Fund, Series 2015-38A, Dryden 43 Senior Loan Fund, Series 2016-43A, Dryden 49 Senior Loan Fund and VOYA CLO 2016-2, LTD. which are all domiciled in the Cayman Islands. All foreign investments were denominated in US Dollars.

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
(6)
The investment is not a qualifying asset under Section 55 of the Investment Company Act of 1940, as amended, (the "1940 Act"). Non-qualifying assets represent 22.4% of the Company's portfolio at fair value.

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

(10)
This investment is in the equity class of a collateralized loan obligation ("CLO") security. The CLO equity investments are entitled to recurring distributions, which are generally equal to the excess cash flow generated from the underlying investments after payment of the contractual payments to debt holders and fund expenses. The current estimated yield is based on the current projections of this excess cash flow taking into account assumptions that have been made regarding expected prepayments, losses and future reinvestment rates. These assumptions are periodically reviewed and adjusted. Ultimately, the actual yield may be higher or lower than the estimated yield if actual results differ from those used for the assumptions.

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
March 31, 2017
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
On April 17, 2012, the Company successfully reached its minimum escrow requirement and officially commenced operations by issuing 1,108,033 shares of common stock to SIC Advisors for gross proceeds of $10,000,000. The Company’s offering period is currently scheduled to terminate on April 17, 2018, unless further extended. As of March 31, 2017, the Company has sold a total of 96,265,797 shares of common stock, which includes shares issued as part of the distribution reinvestment plan (see Note 13), for total proceeds of $986 million, which includes the shares sold to SIC Advisors. The proceeds from the issuance of common stock are presented in the Company’s consolidated statements of changes in net assets and consolidated statements of cash flows and are presented net of selling commissions and dealer manager fees.
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

Note 2. Significant Accounting Policies

Basis of Presentation
The Company follows the accounting and reporting guidance in the Financial Accounting Standards Board Accounting Standards Codification ("ASC") Topic 946 - Financial Services, Investment Companies ("ASC 946"). The accompanying consolidated financial statements have been prepared on the accrual basis of accounting in conformity with U.S. generally accepted accounting principles ("GAAP") and include the accounts of the Company and its wholly-owned subsidiaries, Alpine, Arbor, and the Taxable Subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. All references made to the "Company," "we," and "us" herein include Sierra Income Corporation and its consolidated subsidiaries, except as stated otherwise. Additionally, the accompanying consolidated financial statements of the Company and related financial information have been prepared pursuant to the requirements for reporting on Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain disclosures accompanying annual financial statements prepared in accordance with GAAP are omitted. In the opinion of management, the unaudited interim financial results contain all adjustments and reclassifications, which are of a normal recurring nature, that are necessary for the fair presentation of financial statements for the periods presented. Therefore, this Form 10-Q should be read in conjunction with the Company’s annual report on Form 10-K for the year ended December 31, 2016, which was filed with the U.S. Securities and Exchange Commission ("SEC") on March 7, 2017. The current period’s results of operations will not necessarily be indicative of results that ultimately may be achieved for the fiscal year ending December 31, 2017.

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

Fee income associated with investments in portfolio companies is recognized as income in the period that the Company becomes entitled to such fees. Other fees related to loan administration requirements are capitalized as deferred revenue and recorded into income over the respective period.

Prepayment penalties received by the Company for debt instruments paid back to the Company prior to the maturity date are recorded as income upon receipt.

The Company holds debt investments that contain a payment-in-kind ("PIK") interest provision. PIK interest, which represents contractually deferred interest added to the investment balance that is generally due at maturity, is recorded on an accrual basis to the extent such amounts are expected to be collected. PIK interest is not accrued if the Company does not expect the issuer to be able to pay all principal and interest when due. For the three months ended March 31, 2017 and 2016, the Company earned $1,879,647 and $1,572,630 in PIK interest, respectively.

Investment transactions are accounted for on a trade-date basis. Realized gains or losses on investments are measured by the difference between the net proceeds from the disposition and the amortized cost basis of investment, without regard to unrealized gains or losses previously recognized. During the three months ended March 31, 2017 and 2016, the Company recognized $11,371,334 and $0, respectively, in realized losses related to certain non-cash restructuring transactions, which is recorded on the consolidated statements of operations as a component of net realized gain/(loss) from non-controlled/non-affiliated investments. The Company reports changes in fair value of investments that are measured at fair value as a component of the net change in unrealized appreciation/(depreciation) on investments in the consolidated statements of operations. For total return swap transactions (see Note 5), periodic payments are received or made at the end of each settlement period, but prior to settlement are recorded as realized gains or losses on total return swap in the consolidated statements of operations.

Management reviews all loans that become 90 days or more past due on principal and interest or when there is reasonable doubt that principal or interest will be collected for possible placement on management's designation of non-accrual status. Accrued interest is generally reserved when a loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment regarding collectability. Non-accrual loans are restored to accrual status when past due principal and interest is paid and, in management’s judgment, are likely to remain current, although the Company may make exceptions to this general rule if the loan has sufficient collateral value and is in the process of collection. As of March 31, 2017, eight portfolio investments were on non-accrual status with a cost of $43,557,842 and a fair value of $23,128,702, or 2.24% of the fair value of the Company's portfolio. As of December 31, 2016, seven portfolio investments were on non-accrual status with a cost of $57,135,673 and a fair value of $35,022,807, or 3.56% of the fair value of the Company's portfolio.

Interest income from investments in the “equity” class of a collateralized loan obligation ("CLO") security (typically subordinated notes) is recorded based upon an estimation of an effective yield to expected maturity utilizing assumed cash flows in accordance with ASC 325-40, Beneficial Interests in Securitized Financial Assets. The Company monitors the expected cash flows from these investments, including the expected residual payments, and the effective yield is determined and updated periodically. Any difference between the cash distribution received and the amount calculated pursuant to the effective interest method is recorded as an adjustment to the cost basis of such investments.

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
The methodologies utilized by the Company in estimating the fair value of its investments categorized as Level 3 generally fall into the following two categories:

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

The Company’s investments in subordinated notes are carried at fair value, which is based on a discounted cash flow model. The discounted cash flow model models both the underlying collateral (assets) and the liabilities of the CLO capital structure. The discounted cash flow model uses a set of assumptions including projected default rates, recovery rates, reinvestment rates and prepayment rates in order to arrive at estimated cash flows of the assets. The discounted cash flow model distributes the asset cash flows to the liability structure based on the payment priorities and discounts them back using appropriate market discount rates based on discount rates for comparable CLOs. The assumptions are based on available market data as well as management estimates. Additional data is used to validate the results from the discounted cash flow method, such as analysis of relevant data observed in the CLO market, review of quotes, where available, recent acquisitions and observable transactions in the subordinated notes, among other factors.
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
The Company’s Taxable Subsidiaries accrue income taxes payable based on the applicable corporate rates on the unrealized gains generated by the investments held by the Taxable Subsidiaries. As of March 31, 2017 and December 31, 2016, the Company recorded a deferred tax liability of $542,194 and $244,622, respectively, on the consolidated statements of assets and liabilities. The change in deferred tax liabilities is included as a component of net gain/(loss) on investments and total return swap on investments in the consolidated statements of operations.
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

The Company accounts for income taxes in conformity with ASC Topic 740 - Income Taxes (“ASC 740”). ASC 740 provides guidelines for how uncertain tax positions should be recognized, measured, presented and disclosed in financial statements. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions deemed to meet the “more-likely-than-not” threshold would be recorded as a tax benefit or expense in the current period. The Company recognizes interest and penalties, if any, related to unrecognized tax benefits as income tax expense in the consolidated statements of operations. There were no interest or penalties due to material uncertain income tax positions at March 31, 2017 and 2016.
The following table reflects, for U.S. federal income tax purposes, the sources of the cash distributions that the Company has paid on its common stock during three months ended March 31, 2017 and 2016 :

	2017		2016
Source of Distribution	Distribution Amount	Percentage	Distribution Amount	Percentage
Ordinary income	$15,267,181	100.0%	$17,021,554	100.0%
Net realized gain	—	—	—	—
Return of capital (other)	—	—	—	—
Distributions on a tax basis:	$15,267,181	100.0%	$17,021,554	100.0%

(1) For the three months ended March 31, 2016, if expense support payments of $5,204,896 were not made by SIC Advisors, approximately 31% of the distributions would have been a return of capital for GAAP purposes.

Segments
The Company invests in various industries. The Company separately evaluates the performance of each of its investment relationships. However, because each of these investment relationships has similar business and economic characteristics, they have been aggregated into a single investment segment. All applicable segment disclosures are included in or can be derived from the Company’s consolidated financial statements. See Note 3 for more information.

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
In March 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net), which clarified the implementation guidance on principal versus agent considerations. In April 2016, the FASB issued ASU 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing, which clarified the implementation guidance regarding performance obligations and licensing arrangements. The new standard will become effective for the Company on January 1, 2018, with early application permitted to the effective date of January 1, 2017. The Company is evaluating the effect that ASU 2014-09 will have on its consolidated financial statements and related disclosures. The Company has not yet selected a transition method nor has it determined the effect of the standard on its ongoing financial reporting. The guidance does not apply to revenue associated with financial instruments, including loans and notes that are accounted for under other U.S. GAAP. As a result, the Company does not expect the new revenue recognition guidance to have a material impact on the elements of its consolidated statements of operations, most closely associated with financial instruments, including realized gains, fees, interest and dividend income. The Company plans to adopt the revenue recognition guidance in the first quarter of 2018. The Company’s implementation efforts include the identification of revenue within the scope of the guidance, as well as the evaluation of revenue contracts and related accounting policies. While the Company has not yet identified any material changes in the timing of revenue recognition, the Company's review is ongoing, and it continues to evaluate the presentation of certain contract costs.

Note 3. Investments
The following table summarizes the amortized cost and the fair value of the Company’s portfolio investments as of March 31, 2017:

	Amortized Cost	Percentage	Fair Value	Percentage
Senior secured first lien term loans	$550,810,012	51.5%	$534,275,047	51.8%
Senior secured second lien term loans	287,289,368	26.9	270,939,205	26.3
Senior secured first lien notes	63,173,911	5.9	64,853,852	6.3
Subordinated notes	48,603,325	4.5	47,353,946	4.6
Sierra Senior Loan Strategy JV I LLC	63,628,750	5.9	63,513,166	6.2
Warrants/Equity	56,282,582	5.3	51,114,740	5.0
Total	$1,069,787,948	100.0%	$1,032,049,956	100.0%
The following table summarizes the amortized cost and the fair value of the Company’s portfolio investments as of December 31, 2016:

	Amortized Cost	Percentage	Fair Value	Percentage
Senior secured first lien term loans	$515,753,491	50.2%	$493,340,277	50.2%
Senior secured second lien term loans	275,915,932	26.9	260,008,735	26.4
Senior secured first lien notes	72,767,547	7.1	71,970,598	7.3
Sierra Senior Loan Strategy JV I LLC	60,785,000	5.9	60,496,647	6.2
Subordinated Debt	53,041,209	5.2	55,185,590	5.6
Warrants/Equity	48,219,259	4.7	42,142,475	4.3
Total	$1,026,482,438	100.0%	$983,144,322	100.0%

The following table shows the composition of the Company’s portfolio investments by industry classification at amortized cost and fair value at March 31, 2017:

	Amortized Cost	Percentage	Fair Value	Percentage
Services: Business	$157,642,755	14.7%	$157,300,872	15.2%
Multi-Sector Holdings	134,898,742	12.6	133,734,604	13.0
Construction & Building	85,883,271	8.0	84,432,140	8.2
Healthcare & Pharmaceuticals	78,348,836	7.3	72,665,680	7.0
Banking, Finance, Insurance & Real Estate	72,353,994	6.8	72,626,372	7.0
Aerospace & Defense	69,171,220	6.5	70,521,240	6.8
Hotel, Gaming & Leisure	71,435,477	6.7	62,753,358	6.1
Retail	68,177,914	6.4	58,038,805	5.6
High Tech Industries	42,733,861	4.0	42,096,853	4.1
Telecommunications	34,883,571	3.3	35,058,982	3.4
Energy: Oil & Gas	30,612,733	2.9	28,753,797	2.8
Transportation: Cargo	28,588,435	2.7	28,501,997	2.8
Automotive	32,192,747	3.0	24,636,827	2.4
Chemicals, Plastics & Rubber	22,696,006	2.1	22,772,721	2.2
Metals & Mining	21,889,280	2.0	21,837,058	2.1
Wholesale	21,700,077	2.0	21,114,886	2.0
Beverage & Food	18,924,370	1.8	19,211,870	1.9
Media: Advertising, Printing & Publishing	20,222,667	1.9	19,116,944	1.9
Media: Diversified & Production	15,247,000	1.4	16,664,198	1.6
Media: Broadcasting & Subscription	15,773,597	1.5	13,787,824	1.3
Capital Equipment	11,843,750	1.1	11,843,750	1.1
Transportation: Consumer	7,332,535	0.7	7,332,535	0.7
Services: Consumer	5,235,110	0.5	5,246,643	0.5
Consumer Goods: Non-Durable	2,000,000	0.2	2,000,000	0.2
Total	$1,069,787,948	100.0%	$1,032,049,956	100.0%

The following table shows the composition of the Company’s portfolio investments by industry classification at amortized cost and fair value at December 31, 2016:

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
See Note 5 for industry classifications of the underlying TRS reference assets as of March 31, 2017 and December 31, 2016.
The following table shows the composition of the Company’s portfolio investments by geography classification at fair value as of March 31, 2017 and December 31, 2016:

	March 31, 2017		December 31, 2016
Geography	Fair Value	Percentage	Fair Value	Percentage
United States	$959,265,746	93.0%	$905,925,975	92.1%
Canada	2,562,772	0.2	7,532,757	0.8
Cayman Islands	70,221,438	6.8	69,685,590	7.1
Total	$1,032,049,956	100.0%	$983,144,322	100.0%

Transactions With Affiliated Companies

During the three months ended March 31, 2017 and 2016, the Company had investments in portfolio companies designated as controlled/affiliated investments under the 1940 Act. Transactions with controlled/affiliated investments were as follows:

Name of Investment	Fair Value at December 31, 2016	Purchases/ (Sales) of Investments	Transfers In/(Out) of Investments	Net change in unrealized appreciation/ (depreciation)	Realized Gain/(Loss)	Fair Value at March 31, 2017	Income Earned
Access Media Holdings, LLC	$—	$140,691	$6,868,420	$105,094	$—	$7,114,205	$264,393
Capstone Nutrition	16,246,819	(281,769)	—	836,275	—	16,801,325	—
MCM Capital Office Park Holdings LLC	7,500,000	(155,844)	—	—	—	7,344,156	—
Nomida LLC(1)	13,500,000	—	—	—	—	13,500,000	202,500
Sierra Senior Loan Strategy JV I LLC(2)	60,496,647	2,843,750	—	172,769	—	63,513,166	1,837,500
TwentyEighty, Inc.	—	14,421,126	—	(25,119)	—	14,396,007	193,006
Total	$97,743,466	$16,967,954	$6,868,420	$1,089,019	$—	$122,668,859	$2,497,399

Name of Investment	Fair Value at December 31, 2015	Purchases/ (Sales) of Investments	Transfers In/(Out) of Investments	Net change in unrealized appreciation/ (depreciation)	Realized Gain/(Loss)	Fair Value at March 31, 2016	Income Earned
Nomida LLC(1)	$13,500,042	$—	$—	$39	$—	$13,500,081	$204,750
Sierra Senior Loan Strategy JV I LLC(2)	34,362,191	262,500	—	(27,137)	—	34,597,554	726,250
Total	$47,862,233	$262,500	$—	$(27,098)	$—	$48,097,635	$931,000
_______________________________

(1)
Nomida, LLC ("Nomida") is a non-public real estate investment formed by the Company to purchase and develop a residential property. The Company is the sole equity shareholder of Nomida and has provided 100% of the debt financing to the entity. The Company acts as Nomida’s sole member responsible for Nomida’s daily operations. In addition, the Chief Financial Officer and Secretary of the Company also serves as President of Nomida. The assets of Nomida are comprised of a residential development property in the city of Chicago, IL and the proceeds of the loan from the Company; the liabilities of Nomida consist of the loan payable to the Company.

(2)
The Company and Great American Life Insurance Company ("GALIC") are the members of Sierra Senior Loan Strategy JV I LLC ("Sierra JV"), a joint venture formed as a Delaware limited liability company that is not consolidated by either member for financial reporting purposes. The members of Sierra JV make capital contributions as investments by Sierra JV are completed, and all portfolio and other material decisions regarding Sierra JV must be submitted to Sierra JV’s board of managers, which is comprised of an equal number of members appointed by each of the Company and GALIC. Approval of Sierra JV’s board of managers requires the unanimous approval of a quorum of the board of managers, with a quorum consisting of equal representation of members appointed by each of the Company and GALIC. Because management of Sierra JV is shared equally between the Company and GALIC, the Company does not have operational control over the Sierra JV for purposes of the 1940 Act or otherwise.

Purchases/(sales) of investments in controlled affiliates are included in the purchases and sales presented on the consolidated statements of cash flows for the three months ended March 31, 2017 and 2016. Transfers in/(out) of affiliates represents the fair value for the month an investment became or was removed as an affiliated investment. Income received from controlled affiliates is included in total investment income on the consolidated statements of operations for the three months ended March 31, 2017 and 2016.
In connection with certain of the Company’s investments, the Company receives warrants which are obtained for the objective of increasing the total investment returns and are not held for hedging purposes. As of March 31, 2017 and December 31, 2016, the total fair value of warrants were $8,836,376 and $16,466,519, respectively, and were included in investments at fair value on the consolidated statements of assets and liabilities. Total realized and change in unrealized gains (losses) related to warrants for the three months ended March 31, 2017 and 2016 were $(286,580) and $(765,614), respectively, and were recorded on the consolidated statements of operations in those accounts. The warrants are received in connection with individual investments and are not subject to master netting arrangements.
As of March 31, 2017, the Company held loans it has made directly to 69 investee companies with aggregate principal amounts of $941.0 million. As of December 31, 2016, the Company held loans it has made directly to 71 investee companies with aggregate principal amounts of $885.4 million. During the three months ended March 31, 2017 and 2016, the Company made 16 and 18 loans to investee companies, respectively, with aggregate principal amounts of $97.8 million and $89.3 million, respectively. The details of the Company’s loans have been disclosed on the consolidated schedule of investments as well as in Note 4.

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

As of March 31, 2017 and December 31, 2016, Sierra JV had total capital commitments of $100 million, with the Company providing $87.5 million and GALIC providing $12.5 million. Approximately $72.7 million and $69.5 million was funded as of March 31, 2017 and December 31, 2016, relating to these commitments, of which $63.6 million and $60.9 million were from the Company, respectively. The Company does not have the right to withdraw any of their respective capital commitment, unless in connection with a transfer of its membership interests. The Company may transfer full membership interests as long as it is approved by all members and transferred in a transaction exempt from the registration requirements of the Securities Act of 1933, as amended, or applicable state securities laws.

On August 4, 2015, Sierra JV entered into a senior secured revolving credit facility the ("JV Facility") led by Credit Suisse, AG ("CS") with commitments of $100 million subject to certain leverage and borrowing base restrictions. On December 29, 2015, the JV Facility was amended and the total commitments were increased to $135 million. On March 31, 2017, the Company amended the JV Facility previously administered by CS and facilitated the assignment of all rights and obligations of CS under the JV Facility to Deutsche Bank AG, New York Branch, ("DB") and increased the total loan commitments to $240 million. The JV Facility bears interest at a rate of LIBOR (with no minimum) + 2.50% per annum. The JV Facility reinvestment period ends on March 30, 2019 and the stated maturity date is March 30, 2022. As of March 31, 2017 and December 31, 2016, there were $143.5 million and $123.9 million outstanding under the JV Facility, respectively.

The following table shows a summary of Sierra JV's portfolio as of March 31, 2017 and December 31, 2016:

	March 31, 2017	December 31, 2016
Senior secured loans(1)	$208,041,257	$187,314,127
Weighted average current interest rate on senior secured loans(2)	6.80%	6.73%
Number of borrowers in the Sierra JV	44	40
Investments at fair value	$204,428,398	$183,657,487
Largest loan to a single borrower(1)	$11,462,500	$10,000,000
Total of five largest loans to borrowers(1)	$42,663,118	$39,387,481
 ______________________________

(1)	At par value.

(2)	Computed as the (a) annual stated interest rate on accruing senior secured loans, divided by (b) total senior secured loans at principal amount.

The following is a listing of the individual investments in Sierra JV's portfolio as of March 31, 2017:

Company	Industry	Type of Investment	Coupon Rate	Maturity	Par Amount	Cost	Fair Value(1)
4 Over International, LLC	Media: Advertising, Printing & Publishing	Senior Secured First Lien Term loans(4)	LIBOR + 6.000%, 1.000% Floor	6/7/2022	$11,462,500	$11,462,500	$11,462,500
AccentCare, Inc.	Healthcare & Pharmaceuticals	Senior Secured First Lien Term loans(5)	LIBOR + 5.750%, 1.000% Floor	9/3/2021	4,618,029	4,584,215	4,606,484
Amplify Snack Brands, Inc.	Beverage & Food	Senior Secured First Lien Term loans(4)	LIBOR + 5.500%, 1.000% Floor	9/2/2023	5,970,000	5,915,141	5,815,855
APCO Holdings, Inc.	Automotive	Senior Secured First Lien Term loans(4)	LIBOR + 6.000%, 1.000% Floor	1/31/2022	4,740,202	4,625,360	4,740,203
API Technologies Corp.	Aerospace & Defense	Senior Secured First Lien Term loans(4)	LIBOR + 6.500%, 1.000% Floor	4/22/2022	5,955,000	5,853,946	5,976,676
Avantor Performance Materials Holdings, LLC	Chemicals, Plastics & Rubber	Senior Secured First Lien Term Loans(2)	LIBOR + 4.000%, 1.000% Floor	3/17/2024	2,878,788	2,871,332	2,903,977
Blount International, Inc.	Capital Equipment	Senior Secured First Lien Term loans(4)	LIBOR + 6.250%, 1.000% Floor	4/12/2023	1,990,000	1,955,918	2,005,621

Company	Industry	Type of Investment	Coupon Rate	Maturity	Par Amount	Cost	Fair Value(1)
Cardenas Markets LLC	Retail	Senior Secured First Lien Term loans(4)	LIBOR + 5.750%, 1.000% Floor	4/12/2023	6,483,750	6,422,008	6,418,912
CD&R TZ Purchaser, Inc.	Services: Consumer	Senior Secured First Lien Term loans(4)	LIBOR + 6.000%, 1.000% Floor	7/21/2023	6,467,500	6,379,505	6,376,890
CP OpCo, LLC	Services: Consumer	Senior Secured First Lien Term loans(4)	LIBOR + 4.500%, 1.000% Floor	3/31/2019	856,863	856,863	856,863
CP OpCo, LLC	Services: Consumer	Senior Secured First Lien Term loans(4)(6)	LIBOR + 4.500%, 1.000% Floor	3/31/2019	357,026	357,026	357,026
CP OpCo, LLC	Services: Consumer	Senior Secured First Lien Term loans(4)(6)	LIBOR + 6.000%, 1.000% Floor	3/31/2019	2,544,016	1,195,026	1,272,008
CP OpCo, LLC	Services: Consumer	Senior Secured First Lien Term loans(4)(6)	LIBOR + 6.000%, 1.000% Floor	3/31/2019	1,558,081	—	—
CP OpCo, LLC	Services: Consumer	Common Stock	—	—	—	—	—
CP OpCo, LLC	Services: Consumer	Senior Secured First Lien Term loans(4)	LIBOR + 4.500%, 1.000% Floor	10/31/2021	564,956	564,956	564,956
CP OpCo, LLC	Services: Consumer	Senior Secured First Lien Term loans(4)	LIBOR + 9.500%, 1.000% Floor, PIK	10/31/2021	34,144	34,144	34,144
CRGT	High Tech Industries	Senior Secured First Lien Term loans(4)	LIBOR + 6.500%, 1.000% Floor	2/28/2022	5,000,000	4,900,883	4,925,000
CSP Technologies North America, LLC	Containers, Packaging & Glass	Senior Secured First Lien Term Loans(7)	LIBOR + 6.000%, 1.000% Floor	1/0/1900	4,755,882	4,755,882	4,755,882
Elite Comfort Solutions LLC	Chemicals, Plastics & Rubber	Senior Secured First Lien Term loans(4)	LIBOR + 6.500%, 1.000% Floor	1/15/2021	9,936,872	9,936,872	9,936,872
EVO Payments International, LLC	Banking, Finance, Insurance & Real Estate	Senior Secured First Lien Term Loans(4)	LIBOR + 5.000%, 1.000% Floor	12/22/2023	3,500,000	3,466,117	3,526,250
Explorer Holdings, Inc.	Healthcare & Pharmaceuticals	Senior Secured First Lien Term loans(4)	LIBOR + 6.000%, 1.000% Floor	5/2/2023	1,240,625	1,229,811	1,253,031
GK Holdings, Inc.	Services: Business	Senior Secured First Lien Term Loan(1)	LIBOR + 5.500%, 1.000% Floor	1/20/2021	4,019,019	4,000,641	3,998,924
Global Eagle Entertainment Inc.	Telecommunications	Senior Secured First Lien Term Loans(5)	LIBOR + 6.000%, 1.000% Floor	1/6/2023	4,200,000	4,124,802	4,122,006
GTCR Valor Companies, Inc.	Media: Diversified & Production	Senior Secured First Lien Term loans(4)	LIBOR + 5.250%, 1.000% Floor	6/16/2023	7,436,271	7,169,728	7,436,271
Harbortouch Payments, LLC	Banking, Finance, Insurance & Real Estate	Senior Secured First Lien Term loans(4)	LIBOR + 6.000%, 1.000% Floor	5/31/2022	2,992,500	2,964,954	2,962,575
High Ridge Brands Co.	Consumer Goods: Non-Durable	Senior Secured First Lien Term loans(4)	LIBOR + 6.250%, 1.000% Floor	6/30/2022	3,101,562	3,059,233	3,101,563
Highline Aftermarket	Automotive	Senior Secured First Lien Term loans(4)	LIBOR + 4.250%, 1.000% Floor	3/17/2024	3,250,000	3,233,769	3,241,875
Imagine! Print Solutions, LLC	Media: Advertising, Printing & Publishing	Senior Secured First Lien Term loans(4)	LIBOR + 6.000%, 1.000% Floor	3/30/2022	5,946,824	5,900,446	5,946,823
Keystone Peer Review Organization Holdings, Inc.	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loan(4)	ABR + 4.00%, 3.75% ABR Floor	12/28/2022	5,985,000	5,985,000	5,925,150
Kraton Polymers LLC	Chemicals, Plastics & Rubber	Senior Secured First Lien Term loans(4)	LIBOR + 5.500%, 1.000% Floor	1/6/2022	2,166,471	2,095,720	2,166,471
MB Aerospace ACP Holdings II Corp.	Aerospace and Defense	Senior Secured First Lien Term loans(4)	LIBOR + 4.750%, 1.000% Floor	12/15/2022	6,914,975	6,857,810	6,914,975
MWI Holdings, Inc.	Capital Equipment	Senior Secured First Lien Term loans(4)	LIBOR + 5.500%, 1.000% Floor	6/29/2020	3,970,000	3,937,438	3,966,745
New Media Holdings II LLC	Media: Advertising, Printing & Publishing	Senior Secured First Lien Term loans(4)	LIBOR + 6.250%, 1.000% Floor	6/4/2020	5,894,475	5,875,013	5,894,476
O2 Partners, LLC	Consumer Goods: Non-Durable	Senior Secured First Lien Term Loans(4)	LIBOR + 5.000%, 1.000% Floor	10/7/2022	6,467,500	6,407,745	6,402,825
PetroChoice Holdings, Inc.	Chemicals, Plastics & Rubber	Senior Secured First Lien Term Loans(3)	LIBOR + 5.000%, 1.000% Floor	9/3/2022	4,987,342	4,987,342	4,987,342
Pomeroy Group LLC	Services: Business	Senior Secured First Lien Term loans(4)	LIBOR + 6.000%, 1.000% Floor	11/30/2021	5,157,554	5,022,144	5,072,661
PT Network, LLC	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loans(4)	LIBOR + 7.500%, 1.000% Floor	11/30/2021	2,992,500	2,992,500	2,992,500

Company	Industry	Type of Investment	Coupon Rate	Maturity	Par Amount	Cost	Fair Value(1)
Quorum Health Corporation	Healthcare & Pharmaceuticals	Senior Secured First Lien Term loans(4)	LIBOR + 6.250%, 1.000% Floor	4/29/2022	2,493,184	2,450,755	2,427,838
SCS Holdings I Inc.	Wholesale	Senior Secured First Lien Term loans(4)	LIBOR + 5.000%, 1.000% Floor	10/30/2022	3,923,877	3,860,879	3,958,211
Southwest Dealer Services, Inc.	Automotive	Senior Secured First Lien Term loans(4)	LIBOR + 6.000%, 1.000% Floor	3/16/2020	4,557,468	4,557,467	4,557,468
Sundial Group Holdings LLC	Consumer Goods: Non-Durable	Senior Secured First Lien Term loans(4)	LIBOR + 6.500%, 1.000% Floor	10/19/2021	5,700,000	5,613,288	5,700,000
Survey Sampling International, LLC	Services: Business	Senior Secured First Lien Term loans(4)	LIBOR + 6.000%, 1.000% Floor	12/16/2020	2,969,687	2,946,138	2,969,686
TaxAct, Inc.	Banking, Finance, Insurance & Real Estate	Senior Secured First Lien Term loans(4)	LIBOR + 6.000%, 1.000% Floor	1/3/2023	718,287	709,317	718,286
The Garretson Resolution Group, Inc.	Services: Business	Senior Secured First Lien Term loans(4)	LIBOR + 6.500%, 1.000% Floor	5/22/2021	4,781,250	4,781,250	4,811,372
TrialCard Incorporated	Services: Consumer	Senior Secured First Lien Term Loan(4)	LIBOR + 5.250%, 1.000% Floor	10/26/2021	6,912,500	6,849,315	6,912,500
Valence Surface Technologies, Inc.	Aerospace and Defense	Senior Secured First Lien Term loans(4)	LIBOR + 5.500%, 1.000% Floor	6/13/2019	4,480,061	4,458,983	4,368,956
VIP Cinema	Consumer Goods: Durable	Senior Secured First Lien Term loans(4)	LIBOR + 6.000%, 1.000% Floor	3/1/2023	1,000,000	995,041	995,000
VCVH Holding Corp.	Healthcare & Pharmaceuticals	Senior Secured First Lien Term loans(4)	LIBOR + 5.000%, 1.000% Floor	6/1/2023	5,955,000	5,901,611	5,904,740
Victory Capital Operating, LLC	Banking, Finance, Insurance & Real Estate	Senior Secured First Lien Term loans(4)	LIBOR + 7.500%, 1.000% Floor	10/29/2021	3,241,367	3,220,246	3,269,728
Z Gallerie, LLC	Retail	Senior Secured First Lien Term loans(4)	LIBOR + 6.500%, 1.000% Floor	10/8/2020	4,912,281	4,912,282	4,912,281
Total					$208,041,189	$203,238,362	$204,428,398
___________________________

(1)
Represents the fair value in accordance with ASC 820 as determined by the board of managers of Sierra JV. The approval of the fair value of the portfolio investments held by Sierra JV is not included in the valuation process of the Board of Directors of the Company described elsewhere herein.

(2)
The interest rate on these loans is subject to a base rate plus 1 Month (“1M”) LIBOR, which at March 31, 2017 was 0.98%. As the interest rate is subject to a minimum LIBOR floor which was greater than the 1M LIBOR rate at March 31, 2017, the prevailing rate in effect at March 31, 2017 was the base rate plus the LIBOR floor.

(3)
The interest rate on these loans is subject to a base rate plus 2 Month (“2M”) LIBOR, which at March 31, 2017 was 1.03%. As the interest rate is subject to a minimum LIBOR floor which was greater than the 2M LIBOR rate at March 31, 2017, the prevailing rate in effect at March 31, 2017 was the base rate plus the LIBOR floor.

(4)
The interest rate on these loans is subject to a base rate plus 3 Month (“3M”) LIBOR, which at March 31, 2017 was 1.15%. As the interest rate is subject to a minimum LIBOR floor which was greater than the 3M LIBOR rate at March 31, 2017, the prevailing rate in effect at March 31, 2017 the base rate plus the LIBOR floor.

(5)
The interest rate on these loans is subject to a base rate plus 6 Month (“6M”) LIBOR, which at March 31, 2017 was 1.42%. As the interest rate is subject to a minimum LIBOR floor which was greater than the 6M LIBOR rate at March 31, 2017, the prevailing rate in effect at March 31, 2017 the base rate plus the LIBOR floor.

(6)	The investment was on non-accrual status as of March 31, 2017.

The following is a listing of the individual investments in Sierra JV's portfolio as of December 31, 2016:

Company	Industry	Type of Investment	Coupon Rate	Maturity	Par Amount	Cost	Fair Value(1)
4 Over International, LLC	Media: Advertising, Printing & Publishing	Senior Secured First Lien Term loans(4)	LIBOR + 6.000%, 1.000% Floor	6/7/2022	$2,475,000	$2,475,000	$2,475,000
AccentCare, Inc.	Healthcare & Pharmaceuticals	Senior Secured First Lien Term loans(4)	LIBOR + 5.750%, 1.000% Floor	9/3/2021	4,582,500	4,546,589	4,582,500
Amplify Snack Brands, Inc.	Beverage & Food	Senior Secured First Lien Term loans(4)	LIBOR + 5.500%, 1.000% Floor	9/2/2023	5,985,000	5,927,893	5,810,418
APCO Holdings, Inc.	Automotive	Senior Secured First Lien Term loans(4)	LIBOR + 6.000%, 1.000% Floor	1/31/2022	4,834,797	4,711,696	4,854,668
API Technologies Corp.	Aerospace & Defense	Senior Secured First Lien Term loans(2)(4)	LIBOR + 6.500%, 1.000% Floor	4/22/2022	5,970,000	5,863,757	5,915,434
Blount International, Inc.	Capital Equipment	Senior Secured First Lien Term loans(4)	LIBOR + 6.250%, 1.000% Floor	4/12/2023	1,995,000	1,959,438	1,981,634
Cardenas Markets LLC	Retail	Senior Secured First Lien Term loans(4)	LIBOR + 5.750%, 1.000% Floor	11/29/2023	6,500,000	6,435,814	6,435,000
CD&R TZ Purchaser, Inc.	Services: Consumer	Senior Secured First Lien Term loans(4)	LIBOR + 6.000%, 1.000% Floor	7/21/2023	6,483,750	6,392,086	6,289,238

Company	Industry	Type of Investment	Coupon Rate	Maturity	Par Amount	Cost	Fair Value(1)
CP OpCo, LLC	Services: Consumer	Senior Secured First Lien Term loans(3)(4)	LIBOR + 4.500%, 1.000% Floor	3/31/2019	564,956	564,956	564,956
CP OpCo, LLC	Services: Consumer	Senior Secured First Lien Term loans(4)	LIBOR + 4.500%, 1.000% Floor	3/31/2019	840,996	840,996	840,996
CP OpCo, LLC	Services: Consumer	Senior Secured First Lien Term loans(4)(5)	LIBOR + 4.500%, 1.000% Floor	3/31/2019	350,415	350,415	350,415
CP OpCo, LLC	Services: Consumer	Senior Secured First Lien Term loans(4)(5)	LIBOR + 6.000%, 1.000% Floor	3/31/2019	2,478,388	1,195,026	1,239,194
CP OpCo, LLC	Services: Consumer	Senior Secured First Lien Term loans(4)(5)	LIBOR + 6.000%, 1.000% Floor	3/31/2019	1,558,081	—	—
CP OpCo, LLC	Services: Consumer	Common Units	—	—	—	—	—
CRGT Inc.	High Tech Industries	Senior Secured First Lien Term loans(4)	LIBOR + 6.500%, 1.000% Floor	12/19/2020	4,068,160	4,060,486	4,068,160
Elite Comfort Solutions LLC	Chemicals, Plastics & Rubber	Senior Secured First Lien Term loans(4)	LIBOR + 6.500%, 1.000% Floor	1/15/2021	10,000,000	10,000,000	10,100,000
Explorer Holdings, Inc.	Healthcare & Pharmaceuticals	Senior Secured First Lien Term loans(4)	LIBOR + 5.000%, 1.000% Floor	5/2/2023	1,243,750	1,232,468	1,252,208
GK Holdings, Inc.	Services: Business	Senior Secured First Lien Term loan(4)	LIBOR + 5.500%, 1.000% Floor	1/20/2021	4,029,298	4,009,681	4,109,884
GTCR Valor Companies, Inc.	Media: Diversified & Production	Senior Secured First Lien Term loans(4)	LIBOR + 6.000%, 1.000% Floor	6/16/2023	8,955,000	8,621,284	8,843,063
Harbortouch Payments, LLC	Banking, Finance, Insurance & Real Estate	Senior Secured First Lien Term loans(4)	LIBOR + 4.750%, 1.000% Floor	10/31/2023	3,000,000	2,971,068	2,970,000
High Ridge Brands Co.	Consumer Goods: Non-Durable	Senior Secured First Lien Term loans(4)	LIBOR + 5.250%, 1.000% Floor	6/30/2022	3,109,375	3,064,948	3,062,734
HNC Holdings, Inc.	Construction & Building	Senior Secured First Lien Term loans(4)	LIBOR + 4.500%, 1.000% Floor	10/5/2023	165,000	164,199	166,650
Imagine! Print Solutions, LLC	Media: Advertising, Printing & Publishing	Senior Secured First Lien Term loans(4)	LIBOR + 6.000%, 1.000% Floor	3/30/2022	5,961,841	5,913,053	6,021,459
Keurig Green Mountain, Inc.	Beverage & Food	Senior Secured First Lien Term loans(4)	LIBOR + 5.500%, 1.000% Floor	3/3/2023	3,100,783	3,063,634	3,100,783
Keystone Peer Review Organization Holdings, Inc.	Healthcare & Pharmaceuticals	Senior Secured First Lien Term loans(4)	ABR + 4.00%, 3.75% ABR Floor	12/28/2022	6,000,000	6,000,000	5,940,000
Kraton Polymers LLC	Chemicals, Plastics & Rubber	Senior Secured First Lien Term loans(4)	LIBOR + 5.000%, 1.000% Floor	1/6/2022	5,000,000	4,828,278	5,050,000
MB Aerospace ACP Holdings II Corp.	Aerospace and Defense	Senior Secured First Lien Term loans(4)	LIBOR + 5.500%, 1.000% Floor	12/15/2022	6,932,481	6,872,697	6,932,481
MWI Holdings, Inc.	Capital Equipment	Senior Secured First Lien Term loans(4)	LIBOR + 5.500%, 1.000% Floor	6/29/2020	3,980,000	3,944,879	3,970,050
New Media Holdings II LLC	Media: Advertising, Printing & Publishing	Senior Secured First Lien Term loans(4)	LIBOR + 6.250%, 1.000% Floor	6/4/2020	5,909,552	5,888,526	5,909,552
O2 Partners, LLC	Consumer Goods: Non-Durable	Senior Secured First Lien Term loans(4)	LIBOR + 5.000%, 1.000% Floor	10/7/2022	6,483,750	6,421,171	6,418,913
Pomeroy Group LLC	Services: Business	Senior Secured First Lien Term loans(4)	LIBOR + 6.000%, 1.000% Floor	11/30/2021	5,170,611	5,027,692	5,015,493
PT Network, LLC	Healthcare & Pharmaceuticals	Senior Secured First Lien Term loans(4)	LIBOR + 6.500%, 1.000% Floor	11/30/2021	3,000,000	3,000,000	3,000,000
Quorum Health Corporation	Healthcare & Pharmaceuticals	Senior Secured First Lien Term loans(4)	LIBOR + 5.750%, 1.000% Floor	4/29/2022	4,440,779	4,361,538	4,340,862
SCS Holdings I Inc.	Wholesale	Senior Secured First Lien Term loans(4)	LIBOR + 4.250%, 1.000% Floor	10/30/2022	3,933,849	3,867,902	3,924,014
Southwest Dealer Services, Inc.	Automotive	Senior Secured First Lien Term loans(4)	LIBOR + 6.000%, 1.000% Floor	3/16/2020	4,620,675	4,620,675	4,615,315
Sundial Group Holdings LLC	Consumer Goods: Non-Durable	Senior Secured First Lien Term loans(4)	LIBOR + 6.250%, 1.000% Floor	10/19/2021	5,775,000	5,682,389	5,775,000
Survey Sampling International, LLC	Services: Business	Senior Secured First Lien Term loans(4)	LIBOR + 6.000%, 1.000% Floor	12/16/2020	2,977,265	2,952,089	2,996,349
TaxAct, Inc.	Banking, Finance, Insurance & Real Estate	Senior Secured First Lien Term loans(4)	LIBOR + 6.000%, 1.000% Floor	1/3/2023	3,009,259	2,938,091	3,009,259

Company	Industry	Type of Investment	Coupon Rate	Maturity	Par Amount	Cost	Fair Value(1)
The Garretson Resolution Group, Inc.	Services: Business	Senior Secured First Lien Term loans(4)	LIBOR + 6.500%, 1.000% Floor	5/22/2021	4,843,750	4,843,750	4,862,931
TrialCard Incorporated	Services: Consumer	Senior Secured First Lien Term loans(4)	LIBOR + 5.250%, 1.000% Floor	10/26/2021	7,000,000	6,932,567	7,000,000
Valence Surface Technologies, Inc.	Aerospace and Defense	Senior Secured First Lien Term loans(4)	LIBOR + 5.500%, 1.000% Floor	6/13/2019	3,688,249	3,664,493	3,571,737
VCVH Holding Corp.	Healthcare & Pharmaceuticals	Senior Secured First Lien Term loans(4)	LIBOR + 5.000%, 1.000% Floor	6/1/2023	5,970,000	5,914,339	5,910,300
Victory Capital Operating, LLC	Banking, Finance, Insurance & Real Estate	Senior Secured First Lien Term loans(4)	LIBOR + 7.500%, 1.000% Floor	10/29/2021	1,621,005	1,598,430	1,637,215
Western Digital Corporation	High Tech Industries	Senior Secured First Lien Term loans(4)	LIBOR + 3.750%, 0.750% Floor	4/29/2023	3,781,000	3,707,843	3,818,810
Z Gallerie, LLC	Retail	Senior Secured First Lien Term loans(4)	LIBOR + 6.500%, 1.000% Floor	10/8/2020	4,924,812	4,924,812	4,924,812
Total					$187,314,127	$182,356,648	$183,657,487
___________________________

(1)
Represents the fair value in accordance with ASC 820 as determined by the board of managers of Sierra JV. The approval of the fair value of the portfolio investments held by Sierra JV is not included in the valuation process of the Board of Directors of the Company described elsewhere herein.

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

(5)	The investment was on non-accrual status as of December 31, 2016.

Below is certain summarized financial Information for the Sierra JV as of March 31, 2017 and December 31, 2016 and for the three months ended March 31, 2017 and 2016.

	March 31, 2017	December 31, 2016
Selected Consolidated Statement of Assets and Liabilities Information:
Investments in loans at fair value (cost: $203,238,362 and 182,356,648, respectively)	$204,428,398	$183,657,487
Cash and cash equivalents	11,371,006	8,222,344
Other Assets	3,357,386	700,901
Total Assets	$219,156,790	$192,580,732
Senior credit facility payable (net of deferred financing costs of $2,405,661 and $1,286,453, respectively)	141,094,339	122,624,547
Other liabilities	5,067,809	442,541
Interest payable	408,172	369,942
Total liabilities	$146,570,320	$123,437,030
Members’ capital	72,586,470	69,143,702
Total liabilities and members' capital	$219,156,790	$192,580,732

	Three months ended March 31, 2017	Three months ended March 31, 2016
Selected Consolidated Statement of Operations Information:
Total investment income	$3,386,077	$1,876,987
Total expenses	(1,494,332)	(941,768)
Net unrealized appreciation/(depreciation) of investments	79,886	(237,638)
Net realized gain/(loss) of investments	421,869	19,394
Net income/(loss)	$2,393,500	$716,975
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
The following table presents the fair value measurements of the Company’s total investments, by major class according to the fair value hierarchy, as of March 31, 2017:

Type of Investment (1)	Level 1	Level 2	Level 3	Total
Asset
Senior secured first lien term loans	$—	$—	$534,275,047	$534,275,047
Senior secured first lien notes	—	27,319,950	37,533,902	64,853,852
Senior secured second lien term loans	—	—	270,939,205	270,939,205
Subordinated notes	—	—	47,353,946	47,353,946
Warrants/Equity	1,119,054	—	49,995,686	51,114,740
Money market fund	10,514,676	—	—	10,514,676
Total	$11,633,730	$27,319,950	$940,097,786	$979,051,466
Sierra Senior Loan Strategy JV I LLC				$63,513,166
Total Investments, at fair value				$1,042,564,632
 ________________________________

(1)	Certain investments that are measured at fair value using NAV have not been categorized in the fair value hierarchy. The fair value amounts presented in the table are intended to permit reconciliation of the fair value hierarchy to the amount presented in the Consolidated Statements of Assets and Liabilities.

Derivative Instrument-Long Exposure	Level 1	Level 2	Level 3	Total
Liability
Total return swap with Citibank, N.A.	$—	$—	$13,751,686	$13,751,686

The following table presents the fair value measurements of the Company’s total investments, by major class according to the fair value hierarchy, as of December 31, 2016:

Type of Investment(1)	Level 1	Level 2	Level 3	Total
Asset
Senior secured first lien term loans	$—	$—	$493,340,277	$493,340,277
Senior secured first lien notes	—	25,540,638	46,429,960	71,970,598
Senior secured second lien term loans	—	—	260,008,735	260,008,735
Subordinated Notes	—	—	55,185,590
Warrants/equity	1,262,666	—	40,879,809	55,185,590
Money market fund	22,966,981	—	—	42,142,475
Total	$24,229,647	$25,540,638	$895,844,371	$945,614,656
Sierra Senior Loan Strategy JV I LLC				$60,496,647
Total Investments, at fair value				$1,006,111,303
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
The following table provides a reconciliation of the beginning and ending balances for total investments that use Level 3 inputs for the three months ended March 31, 2017 based on the fair value hierarchy at March 31, 2017:

	Senior Secured First Lien Notes	Senior Secured First Lien Term Loans	Senior Secured Second Lien Term Loans	Subordinated Notes	Warrants/ Equity	Total Return Swap	Total
Balance, December 31, 2016	$46,429,960	$493,340,277	$260,008,735	$55,185,590	$40,879,809	$(13,647,330)	$882,197,041
Purchases	2,000,000	58,986,201	16,250,000	—	8,219,168	—	85,455,369
Sales	(2,890,699)	(14,554,582)	(5,000,000)	(4,437,884)	(498,723)	—	(27,381,888)
Transfers in	2,107,500	—	—	—	—	—	2,107,500
Transfers out	(10,182,288)	—	—	—	—	—	(10,182,288)
Amortization of discount/(premium)	4,850	182,844	106,663	(6,812)	—	—	287,545
Paid-in-kind interest income	—	1,879,647	—	—	—	—	1,879,647
Net realized gains (losses)	(1,878,557)	(11,094,711)	16,773	6,812	—	—	(12,949,683)
Net change in unrealized appreciation/ (depreciation)	1,943,136	5,878,249	(442,966)	(3,393,760)	1,052,554	(104,356)	4,932,857
Balance, March 31, 2017	$37,533,902	$534,617,925	$270,939,205	$47,353,946	$49,652,808	$(13,751,686)	$926,346,100
Change in net unrealized appreciation (depreciation) in investments held as of March 31, 2017(1)	$493,907	$(1,879,240)	$(225,795)	$(3,342,586)	$1,279,364	$(104,356)	$(3,778,706)
 __________________________
(1) Amount is included in the related amount on investments and derivative instruments in the condensed consolidated statements of operations.

Transfers between levels of the fair value hierarchy are reported at the beginning of the reporting period in which they occur. During the three months ended March 31, 2017, the Company recorded $10,182,288 in transfers from Level 3 to Level 2 and $2,107,500 in transfers from Level 2 to Level 3 due to availability of market data and observable valuation inputs to support the valuation. The Company recorded no other transfers between levels.

The following table provides a reconciliation of the beginning and ending balances for total investments that use Level 3 inputs for the three months ended March 31, 2016 based on the fair value hierarchy at March 31, 2016:

	Senior Secured First Lien Notes(1)	Senior Secured Second Lien Notes	Senior Secured First Lien Term Loans	Warrants/ Equity	Total Return Swap	Total
Balance, December 31, 2015	$47,477,500	$514,638,093	$278,645,462	$13,243,836	$(27,365,819)	$826,639,072
Purchases	450,000	40,823,374	21,288,751	15,047,498	—	77,609,623
Sales	—	(41,770,750)	(7,000,000)	—	—	(48,770,750)
Transfers in	—	—	—	—	—	—
Transfers out	(9,068,366)	—	—	—	—	(9,068,366)
Amortization of discount/(premium)	(220)	67,870	106,267	—	—	173,917
Paid-in-kind interest income	—	1,468,561	—	104,069	—	1,572,630
Net realized gains (losses)	—	44,543	—	—	—	44,543
Net change in unrealized appreciation/ (depreciation)	42,557	(5,917,958)	(667,970)	(1,290,637)	(2,675,311)	(10,509,319)
Balance, March 31, 2016	$38,901,471	$509,353,733	$292,372,510	$27,104,766	$(30,041,130)	$837,691,350
Change in net unrealized appreciation (depreciation) in investments held as of March 31, 2016(1)	$(788,661)	$(5,217,447)	$(667,970)	$(1,290,637)	$(2,675,311)	$(10,640,026)
 _____________________
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

The following table presents the quantitative information about Level 3 fair value measurements of the Company’s total investments, as of March 31, 2017:

Type of Investment	Fair Value	Valuation techniques	Unobservable input(1)	Range (weighted average)
Sr. Secured First Lien Term Loan	$364,640,570	Income Approach (DCF)	Market yield	7.22% - 18.50% (9.66%)
Sr. Secured First Lien Term Loan	10,976,934	Market Approach (Guideline Comparable)	LTM and NTM Revenue Multiple	0.63x - 1.25x (0.82x) / 0.63x - 1.25x (0.82x)
Sr. Secured First Lien Term Loan	7,114,205	Market Approach (Guideline Comparable)/Income Approach (DCF)	LTM Revenue, 2017 Revenue, Discount Rate	1.20x - 1.40x (1.30x) / 1.20x - 1.40x (1.30x) /15.50% - 17.50% (16.50%)
Sr. Secured First Lien Term Loan	1,850,998	Enterprise Value Analysis	Expected Proceeds	$1.0M - $2.0M ($1.9M)
Sr. Secured First Lien Term Loan	38,890,798	Market Approach (Guideline Comparable)/Income Approach (DCF)	2017 Revenue Multiple, 2017 EBITDA Multiple, Discount Rate	1.13x - 3.00x (1.89x) / 6.50x - 9.25x (7.19x) /15.50% - 21.50% (18.22%)
Sr. Secured First Lien Term Loan	16,801,325	Market Approach (Guideline Comparable)/Income Approach (DCF)	Run-Rate Revenue Multiple, 2017 Revenue Multiple, 2017 EBITDA Multiple, Discount Rate	0.50x - 1.00x (0.75x)/0.50x - 1.00x(0.75x)/5.50x - 6.50x (6.00x)/16.50% -20.50% (18.50%)
Sr. Secured First Lien Term Loan	3,216,510	Market Approach (Guideline Company)	LTM Revenue Multiple, 2017 Revenue Multiple, LTM EBITDA Multiple, 2017 EBITDA Multiple	0.5x - 1.00x (0.75x) / 0.5x - 1.00x (0.75x)/4.00x-5.00x (4.50x) /4.00x-5.00x (4.50x)
Sr. Secured First Lien Term Loan	100,845,307	Recent Arms-length transaction	Recent Arms-length transaction	N/A
Sr. Secured First Lien Notes	27,349,644	Income Approach (DCF)	Market Yield	7.82% - 12.00% (9.20%)
Sr. Secured First Lien Notes	122,658	Enterprise Valuation Analysis	Expected Proceeds	$0.1M - $0.2M ($0.1M)
Sr. Secured Second Lien Term Loan	237,220,275	Income Approach (DCF)	Market yield	8.67% - 89.12% (9.82%)
Sr. Secured Second Lien Term Loan	22,722,505	Recent Arms-length transaction	Recent Arms-length transaction	N/A
Sr. Secured Second Lien Term Loan	—	Market Approach (Guideline Comparable)	LTM Revenue Multiple, LTM EBITDA Multiple	0.50x - 1.00x (0.75x) / 6.00x - 7.00x (6.50x)

Sr. Secured Second Lien Term Loan	10,996,425	Market Approach (Guideline Comparable)/Income Approach (DCF)	LTM Revenue Multiple, 2017 Revenue Multiple, LTM EBITDA Multiple, 2017 EBITDA Multiple, Discount Rate	0.40x-0.60x (0.50x)/0.40x-0.60x (0.50x)/8.75x-9.75x (9.25x) / 8.25x-9.25x (8.75x) /17.50% - 21.50% (19.50%)
Equity/Warrants	—	Enterprise Valuation Analysis	Expected Proceeds	$0.0M - $0.0M ($0.0M)
Equity/Warrants	996,255	Market Approach (Guideline Comparable)/Income Approach (DCF)	LTM EBITDA, Run-Rate Multiple, Discount rate	7.00x - 8.00x (7.50x)/7.00x - 8.00x (7.50x) /16.00%-18.00% (17.00%)
Preferred Equity	5,253,658	Income Approach (DCF)	Market Yield	17.01%-17.01% (17.01%)
Equity/Warrants	—	Market Approach (Guideline Comparable)/Income Approach (DCF)	2017 Revenue Multiple, 2017 EBITDA Multiple, Discount Rate	1.13x - 3.00x (1.89x) / 6.50x - 9.25x (7.19x) /15.50% - 21.50% (18.22%)
Equity/Warrants	—	Market Approach (Guideline Comparable)/Income Approach (DCF)	Run-Rate Revenue Multiple, 2017 Revenue Multiple, 2017 EBITDA Multiple, Discount Rate	0.50x - 1.00x (0.75x)/0.50x - 1.00x(0.75x)/5.50x - 6.50x (6.00x)/16.50% -20.50% (18.50%)
Equity/Warrants	—	Market Approach (Guideline Comparable)/Income Approach (DCF)	LTM Revenue, 2017 Revenue, Discount Rate	1.20x - 1.40x (1.30x) / 1.20x - 1.40x (1.30x) /15.50% - 17.50% (16.50%)
Equity/Warrants	—	Market Approach (Guideline Comparable)	LTM EBITDA Multiple	12.50x - 13.50x (12.50x)
Equity/Warrants	3,835,540	Market Approach (Guideline Comparable)	LTM and NTM EBITDA Multiple	8.00x-9.00x (8.50x) /7.50x-8.50x (8.00x)
Equity/Warrants	1,102,626	Market Approach (Guideline Comparable) / Income Approach (DCF)	LTM and 2017 EBITDA Multiple, Discount Rate	4.50x-5.50x (5.00x) /4.50x-5.50x (5.00x) /14.00% - 16.00% (15.00%)
Equity/Warrants	9,013,865	Recent Arms-length transaction	Recent Arms-length transaction	N/A
Preferred Equity	1,526,250	Market Approach (Guideline Comparable)	Book Value Multiple	1.00x-1.50x (1.25x)
Preferred Equity	5,400,000	Income Approach (DCF)	Discount Rate	20.00% - 28.00% (24.00%)
Subordinated Notes	47,353,946	Income Approach (DCF)	Discount Rate	10.50% - 14.50% (12.11%)
Subordinated Notes	22,867,492	Recent Arms-length transaction	Recent Arms-length transaction	N/A
Total	$940,097,786
Total Return Swap	(13,751,686)	Income Approach (DCF)	Market yield	4.74% - 28.23% (8.63%)
Total	$926,346,100
 _________________________________

(1)	Represents amounts used when the Company has determined that market participants would use such multiples when measuring the fair value of these investments.

The following table presents the quantitative information about Level 3 fair value measurements of the Company’s total investments, as of December 31, 2016:

Type of Investment	Fair Value	Valuation techniques	Unobservable input(1)	Range (weighted average)
Senior Secured First Lien Term Loan	$339,728,530	Income Approach (DCF)	Market yield	7.44% - 18.50% (9.65%)
Senior Secured First Lien Term Loan	7,373,318	Market Approach (Guideline Comparable)	2016 and NTM Revenue Multiple	0.50x - 0.75x (0.63x)/0.50x - 0.75x (0.63x)
Senior Secured First Lien Term Loan	6,868,420	Market Approach (Guideline Comparable)	Revenue Generating Units	$393.75 - $525.00 ($459.38)
Senior Secured First Lien Term Loan	23,280,607	Market Approach (Guideline Comparable)/Income Approach (DCF)	NTM Revenue Multiple, NTM EBITDA Multiple Discount Rate	0.40x - 1.25x (1.09x) / 5.00x - 7.00x (6.57x) / 17.50% - 20.00% (18.93%)
Senior Secured First Lien Term Loan	20,885,087	Market Approach (Guideline Comparable)	NTM Revenue Multiple, Discount Rate	2.75x-3.25x (3.00x) /14.00%-16.00% (15.00%)
Senior Secured First Lien Term Loan	16,246,819	Market Approach (Guideline Comparable)/Income Approach (DCF)	Run-Rate Revenue Multiple, Run-Rate EBITDA Multiple, Discount Rate	0.50x - 1.00x (0.75x)/5.50x - 6.50x (6.00x)/18.50% - 21.50% (20.00%)
Senior Secured First Lien Term Loan	2,791,682	Market Approach (Guideline Comparable)	NTM Revenue Multiple, NTM EBITDA Multiple	0.5x - 1.00x (0.75x) /4.00x-5.00x (4.50x)
Senior Secured First Lien Term Loan	84,190,814	Recent Arms-length transaction	Recent Arms-length transaction	N/A
Senior Secured First Lien Notes	32,142,804	Income Approach (DCF)	Market yield	7.57% - 115.94% (12.85%)
Senior Secured First Lien Notes	6,105,000	Recent Arms-length transaction	Recent Arms-length transaction	N/A

Type of Investment	Fair Value	Valuation techniques	Unobservable input(1)	Range (weighted average)
Senior Secured First Lien Notes	157,156	Enterprise Valuation Analysis	Estimated Liquidation Proceeds	$45.9M - $73.2M ($59.7M)
Senior Secured Second Lien Term Loan	242,539,805	Income Approach (DCF)	Market yield	8.29% - 10.05% (73.13%)
Senior Secured Second Lien Term Loan	6,472,505	Recent Arms-length transaction	Recent Arms-length transaction	N/A
Senior Secured Second Lien Term Loan	—	Market Approach (Guideline Comparable)	LTM Revenue Multiple, LTM EBITDA Multiple	0.5 - 1.0x (0.75x) / 6.0x - 7.0x (6.5x)
Senior Secured Second Lien Term Loan	10,996,425	Market Approach (Guideline Comparable)/Income Approach (DCF)	LTM Revenue Multiple, NTM Revenue Multiple, LTM EBITDA Multiple, NTM EBITDA Multiple, Discount Rate	0.40x-0.60x(0.50x) /0.40x-0.60x(0.50x) / 8.25x-9.25x (8.75x)/ 7.50x-8.50x (8.00x)/17.50%-21.50% (19.50%)
Equity/Warrants	—	Enterprise Valuation Analysis	Estimated Liquidation Proceeds	$45.9M - $73.2M ($59.7M)
Equity/Warrants	967,238	Market Approach (Guideline Comparable)/Income Approach (DCF)	LTM EBITDA, Run-Rate Multiple, Discount rate	7.00x - 8.00x (7.50x)/7.00x - 8.00x (7.50x) / 16.00%-18.00% (17.00%)
Equity/Warrants	5,051,193	Income Approach (DCF)	Market Yield	17.45%-17.45% (17.45%)
Equity/Warrants	—	Market Approach (Guideline Comparable)/Income Approach (DCF)	NTM Revenue Multiple, NTM EBITDA Multiple, Discount Rate	0.40x - 1.00x (0.90x)/5.00x - 7.00x (6.65x)/17.50% - 18.00% (17.59%)
Equity/Warrants	—	Market Approach (Guideline Comparable)/Income Approach (DCF)	Run-Rate Revenue Multiple, Run-Rate EBITDA Multiple, Discount Rate	0.50x - 1.00x (0.75x)/5.50x - 6.50x (6.00x)/18.50% - 21.50% (20.00%)
Equity/Warrants	—	Market Approach (Guideline Comparable)	Revenue Generating Units	$393.75 - $525.00 ($459.38)
Equity/Warrants	—	Market Approach (Guideline Comparable)	NTM Revenue Multiple, Discount Rate	2.75x-3.25x (3.00x) /14.00%-16.00% (15.00%)
Equity/Warrants	—	Market Approach (Guideline Comparable)	LTM EBITDA Multiple	12.5x - 13.5x (0.0x)
Equity/Warrants	4,265,419	Market Approach (Guideline Comparable) / Precedent Transaction	LTM and NTM EBITDA Multiple	4.50x-8.00x (7.10x) /4.50x-7.50x (6.72x)
Equity/Warrants	16,095,959	Recent Arms-length transaction	Recent Arms-length transaction	N/A
Subordinated Notes	55,185,590	Income Approach (DCF)	Discount Rate	11.50% - 15.00% (13.21%)
Subordinated Notes	14,500,000	Recent Arms-length transaction	Recent Arms-length transaction	N/A
Total	$895,844,371
Total Return Swap	(13,647,330)	Income Approach (DCF)	Market yield	4.43% - 73.13% (9.56%)
Total	$882,197,041
 ________________________________

(1)	Represents amounts used when the Company has determined that market participants would use such multiples when measuring the fair value of these investments.
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
SIC Advisors acts as the investment manager of Arbor and has discretion over the composition of the basket of loans underlying the TRS. The terms of the TRS are governed by an ISDA 2002 Master Agreement, the Schedule thereto and Credit Support Annex to such Schedule, and the Confirmation exchanged thereunder, between Arbor and Citibank, which collectively establish the TRS, and are collectively referred to herein as the “TRS Agreement”. On March 21, 2014, Arbor amended and restated its Confirmation Letter Agreement (the “Amended Confirmation Agreement”) with Citibank. The Amended Confirmation Agreement increased the maximum market value (determined at the time each such loan becomes subject to the TRS) of the portfolio of loans that Arbor may select from $100 million to $200 million, and increased the interest rate payable to Citibank from LIBOR plus 1.30% per annum to LIBOR plus 1.35% per annum. On July 23, 2014, Arbor entered into the Second Amended and Restated Confirmation Letter Agreement with CitiBank to increase the maximum market value (determined at the time each such loan becomes subject to the TRS) of the portfolio of loans that Arbor may select from $200 million to $350 million. On June 8, 2015, Arbor entered into the Third Amended and Restated Confirmation Letter Agreement with CitiBank to decrease the maximum market value (determined at the time each such loan becomes subject to the TRS) of the portfolio of loans that Arbor may select from $350 million to $300 million. On March 21, 2016, Arbor entered into the Fourth Amended and Restated Confirmation Letter Agreement (the “Fourth Amended Confirmation Agreement”) with Citibank to extended the term of the TRS from March 21, 2016 through March 21, 2019 and increased the interest rate payable to Citi from LIBOR plus 1.35% per annum to LIBOR plus 1.65% per annum.
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
Arbor is required to pay a minimum usage fee in connection with the TRS of 1.65% on the amount equal to 85% of the average daily unused portion of the maximum amount permitted under the TRS. Such minimum usage fee will not apply during the first 365 days and last 60 days of the term of the TRS. Arbor will also pay Citibank customary fees in connection with the establishment and maintenance of the TRS. During the three months ended March 31, 2017 and 2016, Arbor paid $46,837 and $162,167 in minimum usage fees, respectively.
Arbor is required to initially cash collateralize a specified percentage of each loan (generally 25% to 35% of the market value of such loan) included under the TRS in accordance with margin requirements described in the Amended TRS Agreement. As of March 31, 2017 and December 31, 2016, Arbor has posted $88,800,000 and $79,620,942, respectively, in collateral to Citibank in relation to the TRS which is recorded on the consolidated statements of assets and liabilities as cash collateral on total return swap. Arbor may be required to post additional collateral from time to time as a result of a decline in the mark-to-market value of the portfolio of loans subject to the TRS. The obligations of Arbor under the Amended TRS Agreement are non-recourse to the Company and the Company’s exposure under the Amended TRS Agreement is limited to the value of the Company’s investment in Arbor, which generally equals the value of cash collateral provided by Arbor under the Amended TRS Agreement.
In connection with the TRS, Arbor has made customary representations and warranties and is required to comply with various covenants, reporting requirements and other customary requirements for similar transactions. In addition to customary events of default and termination events included in the form ISDA 2002 Master Agreement, the Amended TRS Agreement contains the following termination events: (a) a failure to satisfy the portfolio criteria for at least 30 days; (b) a failure to post initial cash collateral or additional collateral as required by the Amended TRS Agreement; (c) a default by Arbor or the Company with respect to indebtedness in an amount equal to or greater than the lesser of $10,000,000 and 2% of the Company’s NAV at such time; (d) a merger of Arbor or the Company meeting certain criteria; (e) the Company or Arbor amending their respective constituent documents to alter their investment strategy in a manner that has or could reasonably be expected to have a material adverse effect; and (f) SIC Advisors ceasing to be the investment manager of Arbor or to have authority to enter into transactions under the Amended TRS Agreement on behalf of Arbor, and not being replaced by an entity reasonably acceptable to Citibank. As of March 31, 2017 and December 31, 2016, the Company did not have any derivatives with contingent features in net liability positions; therefore, if a trigger event had occurred, no amount would have been required to be posted by the Company.
The Company’s maximum credit risk exposure as of March 31, 2017 and December 31, 2016 is $89,967,521 and $80,910,105, respectively, which is recorded on the consolidated statements of assets and liabilities as cash collateral on total return swap and receivable due on total return swap.
The Company’s receivable from Citibank represents realized amounts from payments on underlying loans in the total return swap portfolio which as of March 31, 2017 and December 31, 2016 was $1,167,521 and $1,289,163, respectively, which is recorded on the consolidated statements of assets and liabilities as receivable due on total return swap. The Company does not offset collateral posted in relation to the TRS with any unrealized appreciation or depreciation outstanding in the consolidated statements of assets and liabilities as of March 31, 2017 or December 31, 2016.
Transactions in total return swap contracts during the three months ended March 31, 2017 and 2016 were as follows:

	2017	2016
Interest income and settlement from TRS portfolio	$2,175,003	$2,428,294
Traded gains on TRS loan sales	544,348	1,618
Total realized gains	$2,719,351	$2,429,912

Total change in unrealized gain/(loss)	$(104,356)	$(2,675,311)
The Company held only one derivative position as of the three months ended March 31, 2017 and December 31, 2016 which is and was subject to a Master Agreement (“MA”). The following table represents the Company’s gross and net amounts after offset under MA of the derivative assets and liabilities presented by derivative type net of the related collateral pledged by the Company as of March 31, 2017 and December 31, 2016:

	Gross Derivative Assets/ (Liabilities) Subject to MA	Derivative Amount Available for Offset	Net Amount Presented in the Consolidated Statements of Assets and Liabilities	Cash Collateral (received)/pledged (1)	Net Amount of Derivative Assets/(Liabilities)
March 31, 2017
Total Return Swap(1)	$(13,751,686)	$—	$(13,751,686)	$13,751,686	$—
December 31, 2016
Total Return Swap(1)	$(13,647,330)	$—	$(13,647,330)	$13,647,330	$—
 ______________________________

(1)
As of March 31, 2017 and December 31, 2016, $88,800,000 and $79,620,942, respectively, of cash was posted for intial margin requirements for the total return swap as reported on the consolidated statements of assets and liabilities as cash collateral on total return swap.

The following table shows the volume of the Company’s derivative transactions during the three months ended March 31, 2017 and 2016:

	2017	2016
Average notional par amount of contracts	$247,066,820	$209,255,183
The following is a summary of the TRS reference assets as of March 31, 2017:

Company(1)	Industry	Type of Investment	Maturity	Par Amount	Initial Notional Cost(2)	Fair Value	Unrealized Appreciation/ (Depreciation)
Acrisure, LLC	Banking, Finance, Insurance & Real Estate	Senior Secured First Lien Term Loans(6) LIBOR + 4.750%, 1.000% Floor	11/22/2023	2,500,000	$2,475,000	$2,537,500	$62,500
AMC Entertainment Holdings, Inc.	Hotel, Gaming & Leisure	Senior Secured First Lien Term Loans(4) LIBOR + 2.750%, 0.750% Floor	12/15/2023	1,000,000	997,500	1,008,130	10,630
AMF Bowling Centers, Inc	Services: Consumer	Senior Secured First Lien Term Loans(6) LIBOR + 5.000%, 1.000% Floor	9/19/2023	6,825,394	6,723,013	6,859,521	136,508
Amplify Snack Brands, Inc.	Beverage & Food	Senior Secured First Lien Term Loans(6) LIBOR + 5.500%, 1.000% Floor	9/2/2023	2,992,500	2,962,575	2,915,234	(47,341)
AmWINS Group, Inc.	Banking, Finance, Insurance & Real Estate	Senior Secured Second Lien Term Loans LIBOR + 6.750%, 1.000% Floor	1/25/2025	4,000,000	3,970,000	4,073,320	103,320
Answers Corporation	High Tech Industries	Senior Secured First Lien Term Loans(4) LIBOR + 5.250%, 1.000% Floor	10/1/2021	14,775,000	14,257,875	6,611,813	(7,646,062)
ANVC Merger Corp.	Aerospace & Defense	Senior Secured First Lien Term Loans(6) LIBOR + 4.500%, 1.000% Floor	2/18/2021	4,679,780	4,632,982	4,650,531	17,549
AP Gaming I, LLC	Hotel, Gaming & Leisure	Senior Secured First Lien Term Loans(6) LIBOR + 8.250%, 1.000% Floor	12/21/2020	9,253,789	9,126,866	9,300,058	173,192

Company(1)	Industry	Type of Investment	Maturity	Par Amount	Initial Notional Cost(2)	Fair Value	Unrealized Appreciation/ (Depreciation)
Asurion, LLC	Banking, Finance, Insurance & Real Estate	Senior Secured First Lien Term Loans LIBOR + 3.250%, 1.000% Floor	8/4/2022	2,000,000	2,000,000	2,008,500	8,500
Asurion, LLC	Banking, Finance, Insurance & Real Estate	Senior Secured First Lien Term Loans(4) LIBOR + 3.750%, 1.000% Floor	11/3/2023	997,500	992,512	1,004,981	12,469
Atrium Innovations, Inc.	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loans LIBOR + 3.500%, 1.000% Floor	2/15/2021	5,000,000	4,993,750	5,037,500	43,750
Avantor Performance Materials Holdings, LLC	Chemicals, Plastics & Rubber	Senior Secured First Lien Term Loans LIBOR + 4.000%, 1.000% Floor	3/10/2024	161,616	161,212	163,030	1,818
Avantor Performance Materials Holdings, LLC	Chemicals, Plastics & Rubber	Senior Secured First Lien Term Loans LIBOR + 4.000%, 1.000% Floor	3/10/2024	3,838,384	3,828,788	3,871,970	43,182
Avantor Performance Materials Holdings, LLC	Chemicals, Plastics & Rubber	Senior Secured Second Lien Term Loans LIBOR + 8.250%, 1.000% Floor	3/10/2025	42,105	41,684	42,158	474
Avantor Performance Materials Holdings, LLC	Chemicals, Plastics & Rubber	Senior Secured Second Lien Term Loans LIBOR + 8.250%, 1.000% Floor	3/10/2025	957,895	948,316	959,092	10,776
BCPE Eagle Buyer LLC	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loans LIBOR + 4.250%, 1.000% Floor	3/16/2024	7,000,000	6,930,000	6,991,250	61,250
Comfort Holding, LLC	Consumer Goods: Durable	Senior Secured First Lien Term Loans LIBOR + 4.750%, 1.000% Floor	2/5/2024	7,000,000	6,930,000	7,030,660	100,660
Comfort Holding, LLC	Consumer Goods: Durable	Senior Secured Second Lien Term Loans LIBOR + 10.000%, 1.000% Floor	2/3/2025	1,500,000	1,440,000	1,440,000	—
ConvergeOne Holdings Corp.	Telecommunications	Senior Secured First Lien Term Loans(6) LIBOR + 5.375%, 1.000% Floor	6/17/2020	2,493,606	2,456,202	2,484,255	28,053
CPI Holdco, LLC	Capital Equipment	Senior Secured First Lien Term Loans LIBOR + 4.000%, 1.000% Floor	3/21/2024	10,000,000	9,950,000	10,050,000	100,000
CSP Technologies North America, LLC	Containers, Packaging & Glass	Senior Secured First Lien Term Loans(6) LIBOR + 6.000%, 1.000% Floor	1/29/2022	5,000,000	4,900,000	5,000,000	100,000
Encompass Digital Media, Inc	Media: Broadcasting & Subscription	Senior Secured First Lien Term Loans(6) LIBOR + 4.500%, 1.000% Floor	6/6/2021	4,875,000	4,850,625	4,612,969	(237,656)
EVO Payments International, LLC	Banking, Finance, Insurance & Real Estate	Senior Secured First Lien Term Loans LIBOR + 5.000%, 1.000% Floor	12/22/2023	3,000,000	2,970,000	3,022,500	52,500
Fieldwood Energy LLC	Energy: Oil & Gas	Senior Secured First Lien Term Loans(6) LIBOR + 7.000%, 1.000% Floor	8/31/2020	1,222,222	1,100,000	1,151,187	51,187
Fieldwood Energy LLC	Energy: Oil & Gas	Senior Secured First Lien Term Loans(6) LIBOR + 7.125%, 1.250% Floor	9/30/2020	1,650,000	1,641,125	1,419,000	(222,125)
Fieldwood Energy LLC	Energy: Oil & Gas	Senior Secured Second Lien Term Loans(6) LIBOR + 7.125%, 1.250% Floor	9/30/2020	2,596,305	2,676,375	1,849,868	(826,507)
First Data Corporation	Banking, Finance, Insurance & Real Estate	Senior Secured First Lien Term Loans(4) LIBOR + 3.000%, 0.000% Floor	7/8/2022	1,000,000	1,000,000	1,007,290	7,290
Genex Services, Inc.	Banking, Finance, Insurance & Real Estate	Senior Secured First Lien Term Loans(4) LIBOR + 4.250%, 1.000% Floor	5/28/2021	4,184,849	4,163,924	4,205,772	41,848
Global Eagle Entertainment Inc.	Telecommunications	Senior Secured First Lien Term Loans LIBOR + 6.000%, 1.000% Floor	1/6/2023	4,200,000	4,122,000	4,122,006	6
GTCR Valor Companies, Inc.	Media: Diversified & Production	Senior Secured First Lien Term Loans(6) LIBOR + 6.000%, 1.000% Floor	6/16/2023	4,141,667	3,976,000	4,141,667	165,667

Company(1)	Industry	Type of Investment	Maturity	Par Amount	Initial Notional Cost(2)	Fair Value	Unrealized Appreciation/ (Depreciation)
Harbortouch Payments, LLC	Banking, Finance, Insurance & Real Estate	Senior Secured First Lien Term Loans(6) LIBOR + 4.750%, 1.000% Floor	10/13/2023	5,000,000	4,950,000	4,950,000	—
Hudson Products Holdings Inc	Capital Equipment	Senior Secured First Lien Term Loans(6) LIBOR + 4.000%, 1.000% Floor	3/15/2019	1,710,904	1,702,350	1,591,141	(111,209)
Imagine! Print Solutions, LLC	Media: Advertising, Printing & Publishing	Senior Secured First Lien Term Loans(6) LIBOR + 6.000%, 1.000% Floor	3/30/2022	4,964,677	4,903,914	4,964,677	60,763
Iqor US Inc.	Services: Business	Senior Secured First Lien Term Loans(6) LIBOR + 5.000%, 1.000% Floor	4/1/2021	7,571,746	7,420,311	7,354,058	(66,253)
Isola USA Corp.	High Tech Industries	Senior Secured First Lien Term Loans(6) LIBOR + 8.250%, 1.000% Floor	11/29/2018	3,647,045	3,546,000	3,398,973	(147,027)
Kraton Polymers LLC	Chemicals, Plastics & Rubber	Senior Secured First Lien Term Loans LIBOR + 4.000%, 1.000% Floor	1/6/2022	693,271	693,271	693,271	—
Kronos Incorporated	Services: Business	Senior Secured First Lien Term Loans(6) LIBOR + 4.000%, 1.000% Floor	11/1/2023	3,000,000	2,985,000	3,015,330	30,330
Kronos Incorporated	Services: Business	Senior Secured Second Lien Term Loans(6) LIBOR + 8.250%, 1.000% Floor	11/1/2024	2,000,000	1,980,000	2,061,260	81,260
Leslie’s Poolmart, Inc.	Retail	Senior Secured First Lien Term Loans LIBOR + 3.750%, 1.000% Floor	8/16/2023	2,000,000	1,995,000	2,006,000	11,000
Lightstone HoldCo LLC	Utilities: Electric	Senior Secured First Lien Term Loans LIBOR + 5.500%, 1.000% Floor	1/30/2024	2,826,087	2,769,565	2,840,924	71,359
Lightstone HoldCo LLC	Utilities: Electric	Senior Secured First Lien Term Loans LIBOR + 5.500%, 1.000% Floor	1/30/2024	173,913	170,435	174,826	4,391
Livingston International, Inc.	Transportation: Cargo	Senior Secured Second Lien Term Loans(3)(6) LIBOR + 8.250%, 1.250% Floor	4/17/2020	1,954,783	1,969,443	1,884,391	(85,052)
MPH Acquisition Holdings LLC	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loans(6) LIBOR + 4.000%, 1.000% Floor	6/7/2023	2,762,248	2,748,437	2,795,782	47,345
MWI Holdings, Inc.	Capital Equipment	Senior Secured First Lien Term Loans(6) LIBOR + 5.500%, 1.000% Floor	6/29/2020	3,980,000	3,940,200	3,976,736	36,536
Neustar, Inc.	High Tech Industries	Senior Secured First Lien Term Loans LIBOR + 3.750%, 1.000% Floor	3/1/2024	2,000,000	1,990,000	2,022,500	32,500
Neustar, Inc.	High Tech Industries	Senior Secured Second Lien Term Loans LIBOR + 8.000%, 1.000% Floor	3/1/2025	1,000,000	985,000	1,008,750	23,750
Nine West Holdings, Inc.	Consumer goods: Non-durable	Senior Secured First Lien Term Loans(6) LIBOR + 3.750%, 1.000% Floor	10/8/2019	5,850,000	5,835,375	4,109,625	(1,725,750)
O2 Partners, LLC	Consumer goods: Non-durable	Senior Secured First Lien Term Loans(5) LIBOR + 5.000%, 1.000% Floor	10/7/2022	1,496,250	1,481,288	1,481,288	—
Payless Inc.	Retail	Senior Secured First Lien Term Loans(6) LIBOR + 4.000%, 1.000% Floor	3/11/2021	5,835,000	5,813,119	2,822,681	(2,990,438)
Petco Animal Supplies, Inc.	Retail	Senior Secured First Lien Term Loans(6) LIBOR + 3.250%, 1.000% Floor	1/26/2023	8,922,569	8,784,067	8,208,763	(575,304)
PetroChoice Holdings, Inc.	Chemicals, Plastics & Rubber	Senior Secured First Lien Term Loans LIBOR + 5.000%, 1.000% Floor	8/19/2022	5,000,000	5,000,000	5,000,000	—
Preferred Proppants, LLC	Construction & Building	Senior Secured First Lien Term Loans(6) LIBOR + 5.750%, 1.000% Floor	7/27/2020	2,862,856	2,834,228	2,415,535	(418,693)

Company(1)	Industry	Type of Investment	Maturity	Par Amount	Initial Notional Cost(2)	Fair Value	Unrealized Appreciation/ (Depreciation)
Press Ganey Holdings, Inc.	Healthcare & Pharmaceuticals	Senior Secured Second Lien Term Loans(4) LIBOR + 7.250%, 1.000% Floor	10/21/2024	6,500,000	6,472,500	6,472,505	5
Prime Security Services Borrower, LLC	Services: Consumer	Senior Secured First Lien Term Loans LIBOR + 3.250%, 1.000% Floor	5/2/2022	3,000,000	3,000,000	3,028,740	28,740
Rackspace Hosting, Inc.	Services: Business	Senior Secured First Lien Term Loans(6) LIBOR + 4.000%, 1.000% Floor	11/3/2023	3,500,000	3,487,500	3,521,385	33,885
Resolute Investment Managers, Inc.	Banking, Finance, Insurance & Real Estate	Senior Secured First Lien Term Loans(6) LIBOR + 4.500%, 1.000% Floor	4/30/2022	963,261	958,444	965,264	6,820
SCS Holdings I Inc.	High Tech Industries	Senior Secured First Lien Term Loans(4) LIBOR + 4.250%, 1.000% Floor	10/30/2022	1,496,207	1,492,467	1,509,299	16,832
SESAC Holdco II LLC	Media: Broadcasting & Subscription	Senior Secured Second Lien Term Loans LIBOR + 7.250%, 1.000% Floor	2/24/2025	2,000,000	1,980,000	2,000,000	20,000
Silversea Cruise Finance	Hotel, Gaming & Leisure	Senior Secured First Lien Notes 0.0725	2/1/2025	1,000,000	1,000,000	1,045,000	45,000
Sungard Availability Services Capital Inc.	Services: Business	Senior Secured First Lien Term Loans(4) LIBOR + 5.000%, 1.000% Floor	4/1/2019	7,989,438	7,956,046	7,719,794	(236,252)
TaxACT Inc.	Banking, Finance, Insurance & Real Estate	Senior Secured First Lien Term Loans(4) LIBOR + 6.000%, 1.000% Floor	1/3/2023	672,328	661,047	672,328	11,281
Tensar Corporation	Capital Equipment	Senior Secured First Lien Term Loans(6) LIBOR + 4.750%, 1.000% Floor	7/9/2021	11,574,536	11,458,790	10,600,307	(858,483)
Travelclick, Inc	Hotel, Gaming & Leisure	Senior Secured First Lien Term Loans(4) LIBOR + 4.500%, 1.250% Floor	5/6/2021	4,721,014	4,673,804	4,768,224	94,420
tronc, Inc.	Media: Advertising, Printing & Publishing	Senior Secured First Lien Term Loans(3)(4) LIBOR + 4.750%, 1.000% Floor	8/4/2021	6,902,778	6,833,750	6,902,778	69,028
UFC Holdings, LLC	Hotel, Gaming & Leisure	Senior Secured First Lien Term Loans(6) LIBOR + 4.000%, 1.000% Floor	8/18/2023	997,500	992,513	1,001,949	9,436
UFC Holdings, LLC	Hotel, Gaming & Leisure	Senior Secured Second Lien Term Loans(6) LIBOR + 7.500%, 1.000% Floor	8/18/2024	500,000	495,000	508,750	13,750
US Shipping Partners LP	Transportation: Cargo	Senior Secured First Lien Term Loans(4) LIBOR + 4.250%, 1.000% Floor	6/26/2021	1,688,831	1,676,165	1,587,501	(88,664)
VCVH Holding Corp.	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loans(6) LIBOR + 5.000%, 1.000% Floor	6/1/2023	995,000	985,050	986,602	1,552
Veresen Midstream Limited Partnership	Energy: Oil & Gas	Senior Secured First Lien Term Loans(6) LIBOR + 3.250%, 1.000% Floor	3/31/2022	2,984,810	2,948,694	3,010,927	62,233
Victory Capital Operating, LLC	Banking, Finance, Insurance & Real Estate	Senior Secured First Lien Term Loans(6) LIBOR + 7.500%, 1.000% Floor	10/29/2021	3,287,671	3,263,355	3,316,438	53,083
Western Digital Corporation	High Tech Industries	Senior Secured First Lien Term Loans(4) LIBOR + 2.750%, 0.750% Floor	4/29/2023	3,184,000	3,140,220	3,199,474	59,254
YRC Worldwide Inc.	Transportation: Cargo	Senior Secured First Lien Term Loans(3)(6) LIBOR + 7.000%, 1.000% Floor	2/13/2019	9,360,646	$9,349,049	$9,215,182	$(133,866)
Total				267,456,979	$264,359,721	$250,380,720	$(14,159,001)
Total accrued interest income, net of expenses							407,315
Total unrealized depreciation on total return swap							$(13,751,686)
 _____________________________

(1)	All investments are domiciled in the United States except for Livingston International, Inc., which is domiciled in Canada.

(2)	Represents the initial amount of par of an investment in which the TRS is referenced.

(3)	The investment is not a qualifying asset under the 1940 Act.

(4)
The interest rate on these loans is subject to a base rate plus 1 Month (“1M”) LIBOR, which at March 31, 2017 was 0.98%. As the interest rate is subject to a minimum LIBOR floor which was greater than the 1M LIBOR rate at March 31, 2017, the prevailing rate in effect at March 31, 2017 was the base rate plus the LIBOR floor.

(5)
The interest rate on these loans is subject to a base rate plus 2 Month (“2M”) LIBOR, which at March 31, 2017 was 1.03%. As the interest rate is subject to a minimum LIBOR floor which was greater than the 2M LIBOR rate at March 31, 2017, the prevailing rate in effect at March 31, 2017 was the base rate plus the LIBOR floor.

(6)
The interest rate on these loans is subject to a base rate plus 3 Month (“3M”) LIBOR, which at March 31, 2017 was 1.15%. As the interest rate is subject to a minimum LIBOR floor which was greater than the 3M LIBOR rate at March 31, 2017, the prevailing rate in effect at March 31, 2017 was the base rate plus the LIBOR floor.

The following is a summary of the TRS reference assets as of December 31, 2016:

Company(1)	Industry	Type of Investment	Maturity	Par Amount	Initial Notional Cost(2)	Fair Value	Unrealized Appreciation/(Depreciation)
Acrisure, LLC	Banking, Finance, Insurance & Real Estate	Senior Secured First Lien Term Loans(7) LIBOR + 4.750%, 1.000% Floor	11/22/2023	2,500,000	$2,475,000	$2,527,350	$52,350
Albertson's LLC	Retail	Senior Secured First Lien Term Loans(3)(5) LIBOR + 3.000%, 0.750% Floor	8/25/2021	2,000,000	2,000,000	2,022,080	22,080
AMC Entertainment Holdings, Inc.	Hotel, Gaming & Leisure	Senior Secured First Lien Term Loans(5) LIBOR + 2.750%, 0.750% Floor	12/15/2023	2,000,000	1,995,000	2,018,500	23,500
AMF Bowling Centers, Inc	Services: Consumer	Senior Secured First Lien Term Loans(7) LIBOR + 5.000%, 1.000% Floor	9/19/2023	6,842,500	6,739,863	6,821,151	81,288
Amplify Snack Brands, Inc.	Beverage & Food	Senior Secured First Lien Term Loans(7) LIBOR + 5.500%, 1.000% Floor	9/2/2023	3,000,000	2,970,000	2,912,490	(57,510)
Answsers Corporation	High Tech Industries	Senior Secured First Lien Term Loans(5) LIBOR + 5.250%, 1.000% Floor	10/1/2021	14,775,000	14,257,875	7,313,625	(6,944,250)
ANVC Merger Corp.	Aerospace & Defense	Senior Secured First Lien Term Loans(7) LIBOR + 4.500%, 1.000% Floor	2/18/2021	4,691,841	4,644,923	4,656,653	11,730
AP Gaming I, LLC	Hotel, Gaming & Leisure	Senior Secured First Lien Term Loans(7) LIBOR + 8.250%, 1.000% Floor	12/21/2020	10,645,102	10,476,828	10,574,099	97,271
Astro AB Borrower, Inc.	Banking, Finance, Insurance & Real Estate	Senior Secured First Lien Term Loans(7) LIBOR + 4.500%, 1.000% Floor	4/30/2022	965,761	960,932	974,211	13,279
Asurion, LLC	Banking, Finance, Insurance & Real Estate	Senior Secured First Lien Term Loans(5) LIBOR + 3.750%, 1.000% Floor	11/3/2023	1,000,000	995,000	1,013,750	18,750
Atkore International, Inc	Wholesale	Senior Secured First Lien Term Loans(3)(7) LIBOR + 3.000%, 1.000% Floor	12/22/2023	3,000,000	2,992,500	3,022,500	30,000
ConvergeOne Holdings Corp.	Telecommunications	Senior Secured First Lien Term Loans(7) LIBOR + 5.375%, 1.000% Floor	6/17/2020	2,500,000	2,462,500	2,487,500	25,000
CSP Technologies North America, LLC	Containers, Packaging & Glass	Senior Secured First Lien Term Loans(7) LIBOR + 6.000%, 1.000% Floor	1/29/2022	9,780,882	9,585,265	9,634,169	48,904
Encompass Digital Media, Inc	Media: Broadcasting & Subscription	Senior Secured First Lien Term Loans(7) LIBOR + 4.500%, 1.000% Floor	6/6/2021	4,887,500	4,863,063	4,618,688	(244,375)
EVO Payments International, LLC	Banking, Finance, Insurance & Real Estate	Senior Secured First Lien Term Loans(3) LIBOR + 5.000%, 1.000% Floor	12/22/2023	3,000,000	2,970,000	2,970,000	—
Fieldwood Energy LLC	Energy: Oil & Gas	Senior Secured First Lien Term Loans(7) LIBOR + 7.000%, 1.000% Floor	8/31/2020	1,222,222	1,100,000	1,155,000	55,000
Fieldwood Energy LLC	Energy: Oil & Gas	Senior Secured First Lien Term Loans(7) LIBOR + 7.125%, 1.250% Floor	9/30/2020	1,650,000	1,641,125	1,431,375	(209,750)
Fieldwood Energy LLC	Energy: Oil & Gas	Senior Secured Second Lien Term Loans(7) LIBOR + 7.125%, 1.250% Floor	9/30/2020	2,596,305	2,676,375	1,817,414	(858,961)
First Data Corporation	Banking, Finance, Insurance & Real Estate	Senior Secured First Lien Term Loans(5) LIBOR + 3.000%, 0.000% Floor	7/8/2022	1,000,000	1,000,000	1,010,210	10,210

Company(1)	Industry	Type of Investment	Maturity	Par Amount	Initial Notional Cost(2)	Fair Value	Unrealized Appreciation/(Depreciation)
Flex Acquisition Company, Inc.	Containers, Packaging & Glass	Senior Secured First Lien Term Loans(3)(7) LIBOR + 3.250%, 1.000% Floor	12/29/2023	1,000,000	995,000	1,008,330	13,330
Four Seasons Holdings Inc.	Hotel, Gaming & Leisure	Senior Secured First Lien Term Loans(7) LIBOR + 3.000%, 0.750% Floor	11/30/2023	1,000,000	995,000	1,011,250	16,250
Genex Services, Inc.	Banking, Finance, Insurance & Real Estate	Senior Secured First Lien Term Loans(5) LIBOR + 4.250%, 1.000% Floor	5/28/2021	2,942,374	2,927,662	2,920,306	(7,356)
GTCR Valor Companies, Inc.	Media: Diversified & Production	Senior Secured First Lien Term Loans(7) LIBOR + 6.000%, 1.000% Floor	6/16/2023	4,987,500	4,788,000	4,925,156	137,156
Harbortouch Payments, LLC	Banking, Finance, Insurance & Real Estate	Senior Secured First Lien Term Loans(7) LIBOR + 4.750%, 1.000% Floor	10/13/2023	5,000,000	4,950,000	4,950,000	—
HNC Holdings, Inc.	Construction & Building	Senior Secured First Lien Term Loans(7) LIBOR + 4.500%, 1.000% Floor	10/5/2023	572,000	569,140	577,720	8,580
Hudson Products Holdings Inc	Capital Equipment	Senior Secured First Lien Term Loans(7) LIBOR + 4.000%, 1.000% Floor	3/15/2019	1,862,892	1,853,578	1,632,360	(221,218)
Imagine! Print Solutions, LLC	Media: Advertising, Printing & Publishing	Senior Secured First Lien Term Loans(7) LIBOR + 6.000%, 1.000% Floor	3/30/2022	4,977,182	4,916,266	5,026,954	110,688
Iqor US Inc.	Services: Business	Senior Secured First Lien Term Loans(7) LIBOR + 5.000%, 1.000% Floor	4/1/2021	7,591,111	7,439,289	7,230,533	(208,756)
Isola USA Corp.	High Tech Industries	Senior Secured First Lien Term Loans(7) LIBOR + 8.250%, 1.000% Floor	11/29/2018	3,697,045	3,595,250	3,441,172	(154,078)
J.D. Power and Associates	Services: Consumer	Senior Secured First Lien Term Loans(7) LIBOR + 4.250%, 1.000% Floor	9/7/2023	2,000,000	1,990,000	2,017,500	27,500
Kronos Incorporated	Services: Business	Senior Secured First Lien Term Loans(7) LIBOR + 4.000%, 1.000% Floor	11/1/2023	3,000,000	2,985,000	3,035,160	50,160
Kronos Incorporated	Services: Business	Senior Secured Second Lien Term Loans(7) LIBOR + 8.250%, 1.000% Floor	11/1/2024	2,000,000	1,980,000	2,058,760	78,760
Lightstone HoldCo LLC	Utilities: Electric	Senior Secured First Lien Term Loans(3) LIBOR + 5.500%, 1.000% Floor	1/30/2024	2,739,130	2,684,348	2,769,946	85,598
Lightstone HoldCo LLC	Utilities: Electric	Senior Secured First Lien Term Loans(3) LIBOR + 5.500%, 1.000% Floor	1/30/2024	260,870	255,652	263,804	8,152
Livingston International, Inc.	Transportation: Cargo	Senior Secured Second Lien Term Loans(4)(7) LIBOR + 8.250%, 1.250% Floor	4/17/2020	1,954,783	1,969,443	1,862,321	(107,122)
MPH Acquisition Holdings LLC	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loans(7) LIBOR + 4.000%, 1.000% Floor	6/7/2023	2,870,317	2,855,965	2,917,993	62,028
MWI Holdings, Inc.	Capital Equipment	Senior Secured First Lien Term Loans(7) LIBOR + 5.500%, 1.000% Floor	6/29/2020	3,990,000	3,950,100	3,980,025	29,925
Nine West Holdings, Inc.	Consumer goods: Non-durable	Senior Secured First Lien Term Loans(7) LIBOR + 3.750%, 1.000% Floor	10/8/2019	5,865,000	5,850,338	3,606,975	(2,243,363)
O2 Partners, LLC	Consumer goods: Non-durable	Senior Secured First Lien Term Loans(6) LIBOR + 5.000%, 1.000% Floor	10/7/2022	1,500,000	1,485,000	1,485,000	—
Payless Inc.	Retail	Senior Secured First Lien Term Loans(7) LIBOR + 4.000%, 1.000% Floor	3/11/2021	5,850,000	5,828,063	3,017,606	(2,810,457)
Petco Animal Supplies, Inc.	Retail	Senior Secured First Lien Term Loans(7) LIBOR + 4.000%, 1.000% Floor	1/26/2023	5,940,050	5,821,249	5,965,533	144,284

Company(1)	Industry	Type of Investment	Maturity	Par Amount	Initial Notional Cost(2)	Fair Value	Unrealized Appreciation/(Depreciation)
Polycom, Inc.	Wholesale	Senior Secured First Lien Term Loans(7) LIBOR + 6.500%, 1.000% Floor	9/27/2023	1,946,667	1,868,800	1,953,967	85,167
Preferred Proppants, LLC	Construction & Building	Senior Secured First Lien Term Loans(7) LIBOR + 5.750%, 1.000% Floor	7/27/2020	2,870,178	2,841,476	2,421,713	(419,763)
Press Ganey Holdings, Inc.	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loans(5) LIBOR + 3.250%, 1.000% Floor	10/23/2023	3,000,000	2,985,000	3,015,000	30,000
Press Ganey Holdings, Inc.	Healthcare & Pharmaceuticals	Senior Secured Second Lien Term Loans(5) LIBOR + 7.250%, 1.000% Floor	10/21/2024	6,500,000	6,472,500	6,472,505	5
Rackspace Hosting, Inc.	Services: Business	Senior Secured First Lien Term Loans(3) LIBOR + 3.500%, 1.000% Floor	11/3/2023	1,000,000	1,000,000	1,000,000	—
Rackspace Hosting, Inc.	Services: Business	Senior Secured First Lien Term Loans(7) LIBOR + 4.000%, 1.000% Floor	11/3/2023	2,500,000	2,487,500	2,530,200	42,700
SCS Holdings I Inc.	High Tech Industries	Senior Secured First Lien Term Loans(5) LIBOR + 4.250%, 1.000% Floor	10/30/2022	1,500,000	1,496,250	1,496,250	—
Sungard Availability Services Capital Inc.	Services: Business	Senior Secured First Lien Term Loans(5) LIBOR + 5.000%, 1.000% Floor	4/1/2019	7,989,438	7,956,046	7,716,439	(239,607)
TaxACT Inc.	Banking, Finance, Insurance & Real Estate	Senior Secured First Lien Term Loans(5) LIBOR + 6.000%, 1.000% Floor	1/3/2023	2,705,882	2,634,706	2,705,882	71,176
Tensar Corporation	Capital Equipment	Senior Secured First Lien Term Loans(7) LIBOR + 4.750%, 1.000% Floor	7/9/2021	11,574,536	11,458,791	10,417,083	(1,041,708)
TravelCLICK, Inc	Hotel, Gaming & Leisure	Senior Secured First Lien Term Loans(5) LIBOR + 4.500%, 1.250% Floor	5/6/2021	4,732,805	4,685,477	4,738,721	53,244
tronc, Inc.	Media: Advertising, Printing & Publishing	Senior Secured First Lien Term Loans(4)(5) LIBOR + 4.750%, 1.000% Floor	8/4/2021	7,000,000	6,930,000	6,973,750	43,750
UFC Holdings, LLC	Hotel, Gaming & Leisure	Senior Secured First Lien Term Loans(7) LIBOR + 4.000%, 1.000% Floor	8/18/2023	1,000,000	995,000	1,012,000	17,000
UFC Holdings, LLC	Hotel, Gaming & Leisure	Senior Secured Second Lien Term Loans(7) LIBOR + 7.500%, 1.000% Floor	8/18/2024	500,000	495,000	513,125	18,125
US Shipping Partners LP	Transportation: Cargo	Senior Secured First Lien Term Loans(5) LIBOR + 4.250%, 1.000% Floor	6/26/2021	1,856,284	1,842,362	1,786,673	(55,689)
VCVH Holding Corp.	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loans(7) LIBOR + 5.000%, 1.000% Floor	6/1/2023	997,500	987,525	987,525	—
Veresen Midstream Limited Partnership	Energy: Oil & Gas	Senior Secured First Lien Term Loans(7) LIBOR + 4.250%, 1.000% Floor	3/31/2022	2,992,405	2,956,197	3,009,851	53,654
Victory Capital Operating, LLC	Banking, Finance, Insurance & Real Estate	Senior Secured First Lien Term Loans(7) LIBOR + 7.500%, 1.000% Floor	10/29/2021	1,625,357	1,600,977	1,641,611	40,634
Vistra Operations Company LLC	Energy: Electricity	Senior Secured First Lien Term Loans(7) LIBOR + 4.000%, 1.000% Floor	8/4/2023	3,257,143	3,224,571	3,294,307	69,736
Vistra Operations Company LLC	Energy: Electricity	Senior Secured First Lien Term Loans(7) LIBOR + 4.000%, 1.000% Floor	8/4/2023	742,857	735,429	751,334	15,905
Vistra Operations Company LLC	Energy: Electricity	Senior Secured First Lien Term Loans(3)(5) LIBOR + 3.250%, 0.750% Floor	12/14/2023	1,500,000	1,496,250	1,518,750	22,500
Western Digital Corporation	High Tech Industries	Senior Secured First Lien Term Loans(5) LIBOR + 3.750%, 0.750% Floor	4/29/2023	3,192,000	3,148,110	3,223,920	75,810

Company(1)	Industry	Type of Investment	Maturity	Par Amount	Initial Notional Cost(2)	Fair Value	Unrealized Appreciation/(Depreciation)
YRC Worldwide Inc.	Transportation: Cargo	Senior Secured First Lien Term loans(4)(7) LIBOR + 7.000%, 1.000% Floor	2/13/2019	9,737,187	9,725,122	9,627,643	(97,479)
Total				230,377,606	$227,513,681	$213,493,418	$(14,020,263)
Total accrued interest income, net of expenses							372,934
Total unrealized depreciation on total return swap							$(13,647,330)
 _____________________________

(1)	All investments are domiciled in the United States except for Livingston International, Inc., which is domiciled in Canada.

(2)	Represents the initial amount of par of an investment in which the TRS is referenced.

(3)	The referenced asset or portion thereof is unsettled as of December 31, 2016.

(4)	The investment is not a qualifying asset under the 1940 Act.

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

Note 6. Borrowings
The following table shows the Company's outstanding debt as of March 31, 2017 and December 31, 2016:

	March 31, 2017			December 31, 2016
	Total Commitment	Balance Outstanding	Unused Commitment	Total Commitment	Balance Outstanding	Unused Commitment
ING Credit Facility	$175,000,000	$145,000,000	$30,000,000	$175,000,000	$150,000,000	$25,000,000
Alpine Credit Facility	300,000,000	255,000,000	45,000,000	300,000,000	240,000,000	60,000,000
Total before deferred financing costs	475,000,000	400,000,000	75,000,000	475,000,000	390,000,000	85,000,000
Unamortized deferred financing costs	—	(4,012,063)	—	—	(4,340,533)	—
Total borrowings outstanding, net	$475,000,000	$395,987,937	$75,000,000	$475,000,000	$385,659,467	$85,000,000
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
The ING Credit Facility allows for the Company, at its option, to borrow money at a rate of either (i) an alternate base rate plus 1.50% per annum or (ii) LIBOR plus 2.50% per annum. The interest rate margins are subject to certain step-downs upon the satisfaction of certain conditions described in the Revolving Credit Agreement. The alternate base rate will be the greatest of (i) the U.S. Prime Rate set forth in the Wall Street Journal, (ii) the federal funds effective rate plus 1/2 of 1%, and (iii) three month LIBOR plus 1.00%. As of March 31, 2017 and December 31, 2016, the commitment under the ING Credit Facility was $175,000,000, and the ING Credit Facility includes an accordion feature that allows for potential future expansion of the ING Credit Facility up to a total of $500,000,000. Availability of loans under the ING Credit Facility is linked to the valuation of the collateral pursuant to a borrowing base mechanism.
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
As of March 31, 2017 and December 31, 2016, the carrying amount of the Company’s borrowings under the ING Credit Facility approximated their fair value. The fair value of the Company’s debt obligation is determined in accordance with ASC 820, which defines fair value in terms of the price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The fair value of the Company’s borrowing under the ING Credit Facility is estimated based upon market interest rates of the Company’s borrowing or entities with similar credit risk, adjusted for nonperformance risk, if any. As of March 31, 2017 and December 31, 2016, the ING Credit Facility would be deemed to be Level 3, as defined in Note 4.
As of March 31, 2017 and December 31, 2016, $2,561,913 and $2,746,766, respectively, of financing costs related to the ING Credit Facility have been capitalized and are being amortized over the respective terms. The following table shows additional information about the interest and financing costs related to the ING Credit Facility for the three months ended March 31, 2017 and 2016:

	2017	2016
Interest expense related to the ING Credit Facility	$1,045,123	$1,142,397
Financing expenses related to the ING Credit Facility	203,603	168,257
Total Interest and financing expenses related to the ING Credit Facility	$1,248,726	$1,310,654

Weighted average outstanding debt balance of the ING Credit Facility	$113,388,889	$127,417,582
Weighted average interest rate of the ING Credit Facility	3.7%	3.6%

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

Pricing under the Alpine Credit Facility for each one month calculation period is based on LIBOR for an interest period of one month, plus a spread of 3.25% per annum. If LIBOR is unavailable, pricing will be determined at the prime rate offered by JPMorgan or the federal funds effective rate, plus a spread of 3.25% per annum. Interest is payable monthly in arrears. Since February 23, 2015, Alpine has been required to pay a commitment fee equal to 0.50% on the average daily unused amount of the financing commitments to the extent $150,000,000 has not been borrowed. The first amendment to the Alpine Credit Facility increased the aggregate principal amount from $150,000,000 to $300,000,000 on February 6, 2015.
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
As of March 31, 2017 and December 31, 2016, the carrying amount of the Company’s borrowings under the Alpine Credit Facility approximated the fair value of the Company’s debt obligation. The fair value of the Company’s debt obligation is determined in accordance with ASC 820, which defines fair value in terms of the price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The fair value of the Company’s borrowings under the Alpine Credit Facility is estimated based upon market interest rates of the Company’s borrowings or entities with similar credit risk, adjusted for nonperformance risk, if any. At March 31, 2017, the Alpine Credit Facility would be deemed to be Level 3, as defined in Note 4.
As of March 31, 2017 and December 31, 2016, $1,450,150 and $1,593,767, respectively, of financing costs related to the Alpine Credit Facility has been capitalized and is being amortized over the respective terms. The following table shows additional information about the interest and financing costs related to the Alpine Credit Facility for the three months ended March 31, 2017 and 2016:

	2017	2016
Interest expense related to the Alpine Credit Facility	$2,551,741	$2,298,320
Financing expenses related to the Alpine Credit Facility	143,617	145,213
Total Interest and financing expenses related to the Alpine Credit Facility	$2,695,358	$2,443,533

Weighted average outstanding debt balance of the Alpine Credit Facility	$247,500,000	$240,000,000
Weighted average interest rate of the Alpine Credit Facility	4.1%	3.7%

Note 7. Agreements
Investment Advisory Agreement
On April 5, 2012, the Company entered into an investment advisory agreement (the “Investment Advisory Agreement”) with SIC Advisors to manage the Company’s investment activities. The Investment Advisory Agreement became effective as of April 17, 2012, the date that the Company met its minimum offering requirement. Pursuant to the 1940 Act, the initial term of the Investment Advisory Agreement was for two years from its effective date, with one-year renewals subject to approval by the Company’s board of directors, a majority of whom must be independent directors. On March 1, 2017, the Company’s board of directors approved the renewal of the Investment Advisory Agreement for an additional one-year term at an in-person meeting. Pursuant to the Investment Advisory Agreement, SIC Advisors implements the Company’s business strategy on a day-to-day basis and performs certain services for the Company, subject to oversight by the Company’s board of directors. SIC Advisors is responsible for, among other duties, determining investment criteria, sourcing, analyzing and executing investment transactions, asset sales, financings and performing asset management duties. Under the Investment Advisory Agreement, the Company has agreed to pay SIC Advisors a management fee for investment advisory and management services consisting of a base management fee and an incentive fee.
The base management fee is calculated at an annual rate of 1.75% of the Company’s gross assets payable quarterly in arrears. For purposes of calculating the base management fee, the term “gross assets” includes any assets acquired with the proceeds of leverage. "Gross assets" also includes any cash collateral posted with respect to the TRS, adjusted for realized and unrealized appreciation. For the first quarter of the Company’s operations, the base management fee was calculated based on the initial value of the Company’s gross assets. Subsequently, the base management fee is calculated based on the gross assets at the end of each completed calendar quarter. Base management fees for any partial quarter are appropriately prorated. For the three months ended

March 31, 2017 and 2016, the Company recorded an expense for base management fees of $5,208,569 and $4,797,629, respectively, of which $5,208,569 and $5,138,107 were payable at March 31, 2017 and December 31, 2016, respectively.
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
For the three months ended March 31, 2017 and 2016, the Company recorded a Subordinated Incentive Fee on Income of $548,805 and $2,271,763, respectively. As of March 31, 2017 and December 31, 2016, the Company recorded incentive fees payable of $548,805 and $1,405,419, respectively.
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
Under GAAP, the Company calculates capital gains incentive fees as if the Company had realized all assets at their fair values and liabilities at their settlement amounts as of the reporting date. GAAP requires that the capital gains incentive fee accrual assume the cumulative aggregate unrealized capital appreciation is realized, even though such unrealized capital appreciation is not payable under the Investment Advisory Agreement. Accordingly, the Company accrues a provisional capital gains incentive fee taking into account any unrealized gains or losses. There can be no assurance that such unrealized capital appreciation will be realized in the future and that the provisional capital gains incentive fee will become payable.
For the three months ended March 31, 2017 and 2016, the Company recorded no capital gains incentive fee. As of March 31, 2017 and December 31, 2016, the Company recorded no capital gains incentive fee payable.
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

Administration Agreement
On April 5, 2012, the Company entered into an administration agreement (the “Administration Agreement”) with Medley Capital LLC, pursuant to which Medley Capital LLC furnishes the Company with administrative services necessary to conduct its day-to-day operations. On February 28, 2013, Medley Capital LLC entered into a Sub-Administration Agreement with State Street Bank Global Fund Accounting and Custody to perform certain financial, accounting, administrative and other services on behalf of the Company. On March 1, 2017, the Company’s board of directors approved the renewal of the Administration Agreement for an additional one-year term at an in-person meeting. Medley Capital LLC is reimbursed for administrative expenses it incurs on the Company’s behalf in performing its obligations. Such costs are reasonably allocated to the Company on the basis of assets, revenues, time records or other reasonable methods. The Company does not reimburse Medley Capital LLC for any services for which it receives a separate fee or for rent, depreciation, utilities, capital equipment or other administrative items allocated to a controlling person of Medley Capital LLC. For the three months ended March 31, 2017 and 2016, the Company recorded administrator expenses of $793,529 and $583,206, respectively. As of March 31, 2017 and December 31, 2016, the Company had $793,529 and $850,678, respectively, in administrator expenses payable.

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
For the three months ended March 31, 2017 and 2016, the Company recorded net Expense Support Reimbursements of $0 and $5,204,896, respectively, on the consolidated statements of operations. Repayments of amounts paid by SIC Advisors to the Company under the Expense Support Agreement will be accrued as they become probable and estimable. As of March 31, 2017 and December 31, 2016, the Company recorded $6,642,273 and $7,892,273, respectively, in its consolidated statements of assets and liabilities as due from affiliate relating to the Expense Support Agreement. The Company refers to Expense Support Reimbursements that are eligible for reimbursement to SIC Advisors by virtue of having satisfied the conditions described above as a “Crystalized Reimbursement.” As of March 31, 2017 and December 31, 2016, the Company recorded $0 and $135,784, respectively, of Crystalized Reimbursements, and $0 and $135,784 was included in Due to Affiliate on the respective consolidated statements of assets and liabilities. As of March 31, 2017 and December 31, 2016, the total amounts eligible for reimbursement of the Company to SIC Advisors net of Crystalized Reimbursements was $30,160,861 and $31,474,331, respectively.
The following table provides information regarding liabilities incurred by SIC Advisors pursuant to the Expense Support Agreement as well as other information relating to the Company’s ability to reimburse SIC Advisors for such payments:

Quarter Ended	Amount of Expense Payment Obligation	Amount Repaid to SIC Advisors	Operating Expense Ratio(1)	Annualized Distribution Rate(2)	Eligible to be Repaid Through
June 30, 2012	$454,874	$454,874	6.13%	8.00%	June 30, 2015
September 30, 2012	437,303	437,303	4.05%	8.00%	September 30, 2015
December 31, 2012	573,733	573,733	3.91%	8.00%	December 31, 2015
March 31, 2013	685,404	685,404	1.71%	8.00%	March 31, 2016
June 30, 2013	732,425	732,425	1.00%	7.84%	June 30, 2016
September 30, 2013(3)	1,262,848	1,078,500	0.83%	7.84%	September 30, 2016
December 31, 2013(3)	1,258,575	—	0.45%	7.84%	December 31, 2016
March 31, 2014(3)	1,177,686	135,784	0.45%	7.80%	March 31, 2017
June 30, 2014	2,143,066	—	0.38%	7.80%	June 30, 2017
September 30, 2014	1,717,593	123,025	0.38%	7.77%	September 30, 2017
December 31, 2014	1,585,471	—	0.47%	8.00%	December 31, 2017

March 31, 2015	1,993,518	—	0.43%	8.00%	March 31, 2018
June 30, 2015	2,148,462	—	0.31%	8.00%	June 30, 2018
September 30, 2015	627,752	—	0.32%	8.25%	September 30, 2018
December 31, 2015	3,974,895	—	0.40%	8.65%	December 31, 2018
March 31, 2016	5,204,896	—	0.37%	8.89%	March 31, 2019
June 30, 2016	5,634,390	—	0.29%	8.89%	June 30, 2019
September 30, 2016	5,389,627	—	0.45%	8.84%	September 30, 2019
December 31, 2016	—	—	0.32%	7.07%	—
March 31, 2017	—	—	0.33%	7.07%	—
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

(3)	The unreimbursed part of the expense payment obligation has expired as of March 31, 2017.

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
Due to affiliate relates to reimbursements of organizational and offering expenses and expense support reimbursement pursuant to the Investment Advisory Agreement paid to/from SIC Advisors as discussed in Note 7.
An affiliate of the Company’s dealer manager has an ownership interest in SIC Advisors.
Opportunities for coinvestments may arise when SIC Advisors or an affiliated adviser becomes aware of investment opportunities that may be appropriate for the Company and other clients or affiliated funds. The Company obtained an exemptive order from the SEC on November 25, 2013 (the “Exemptive Order”). The Exemptive Order permits the Company to participate in negotiated co-investment transactions with certain affiliates, each of whose investment adviser is Medley LLC, the parent company of SIC Advisors, or an investment adviser controlled by Medley LLC, in a manner consistent with its investment objective, strategies and restrictions, as well as regulatory requirements and other pertinent factors. Co-investment under the Exemptive Order is subject to certain conditions therein, including the condition that, in the case of each co-investment transaction subject to the Exemptive Order, the Company’s board of directors determines that it would be advantageous for the Company to co-invest in a manner described in the Exemptive Order. Before receiving the Exemptive Order, the Company only participated in co-investments that were allowed under existing regulatory guidance, such as syndicated loan transactions where price was the only negotiated term, which limited the types of investments that the Company could make. On March 29, 2017, the Company, SIC Advisors and certain other affiliated funds and investment advisers received a co-investment order superseding the Exemptive Order and allowing affiliated registered investment companies to participate in coinvestment transactions with us that would otherwise have been prohibited under Section 17(d) and 57(a)(4) and Rule 17d-1. The terms of the revised exemptive order are substantially similar to the prior Exemptive Order.
Please see footnote 4 to the consolidated schedule of investments as of March 31, 2017 and December 31, 2016 for disclosures regarding securities also held by affiliated funds.

Note 9. Directors Fees
Effective January 1, 2017, each independent director receives an annual retainer of $85,000, and further receives a fee of $3,000 ($1,000 for telephonic attendance) for each regularly scheduled board meeting attended, a fee of $2,500 ($1,000 for telephonic attendance) for each regularly scheduled audit committee meeting attended and a fee of $2,000 ($1,000 for telephonic attendance) for each special board meeting attended, as well as reimbursement for reasonable and documented out-of-pocket expenses incurred in connection with attending each board or committee meeting. In addition, the Chair of the audit committee receives an annual retainer of $15,000, while the Chair of any other committee receives an annual retainer of $5,000. The Lead Independent Director receives an annual retainer of $10,000.

Prior to January 1, 2017, each independent director received an annual retainer fee of $50,000, and further received a fee of $4,000 ($2,000 for telephonic attendance) for each regularly scheduled board meeting attended, a fee of $2,000 for each special board meeting and all committee meetings attended, as well as reimbursement of reasonable and documented out-of-pocket expenses incurred in connection with attending each board or committee meeting. For the three months ended March 31, 2017 and 2016, the Company recorded directors' fees expenses in General and Administrative expenses on the consolidated statements of operations of $110,250 and $85,472, respectively, of which no amount was payable at March 31, 2017 and December 31, 2016.

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
The following table sets forth the computation of the weighted average basic and diluted net increase in net assets per share from operations for the three months ended March 31, 2017 and 2016:

	2017	2016
Net increase in net assets from operations	$8,468,966	$6,274,720
Weighted average common stock outstanding	95,382,267	84,845,431
Weighted average basic and diluted net increase in net assets per share from operations	$0.09	$0.07

Note 11. Commitments
As of March 31, 2017 and December 31, 2016, the Company had $35,704,253 and $26,944,304, respectively, of unfunded commitments under loan and financing agreements. These amounts are primarily composed of commitments for senior secured term loans, revolvers, and additional capital contributions for the Sierra JV. The unrealized gain or loss associated with unfunded commitments is recorded in the financial statements and reflected as an adjustment to the valuation of the related security in the Consolidated Schedule of Investments. The par amount of the unfunded commitments are not recognized by the Company until the commitment is funded.

	As of
	March 31, 2017	December 31, 2016
AAAHI Acquisition Corporation	$2,121,963	$2,219,626
AAR Intermediate Holdings, LLC	377,338	477,961
Answers Corporation	822,022	—
Black Angus Steakhouses LLC	3,794,643	3,794,643
CP Opco, LLC	9,291	9,291
Elite Comfort Solutions LLC	4,438,616	4,438,616
First Boston Construction Holdings, LLC	600,000	600,000
Impact Sales, LLC	1,347,656	1,562,500
Magnetite XIX, Limited	4,083,333	—
Nuspire, LLC	2,500,000	2,500,000
PT Network, LLC	3,182,083	4,166,667
Sierra Senior Loan Strategy JV I LLC	656,250	875,000
SMART Financial Operations, LLC	6,300,000	6,300,000
SRS Software, LLC	5,000,000	—
TwentyEighty, Inc.	471,058	—
Total Commitments	$35,704,253	$26,944,304
Note 12. Fee Income
Fee income consists of origination fees, amendment fees, prepayment fees, administrative agent fees, transaction break-up fees and other miscellaneous fees. Origination fees, prepayment fees, amendment fees, and other similar fees are non-recurring fee sources. Such fees are received on a transaction by transaction basis and do not constitute a regular stream of income. The following table shows the Company’s fee income for the three months ended March 31, 2017 and 2016:

	2017	2016
Origination fee	$1,683,791	$802,222
Prepayment fee	251,934	572,043
Amendment fee	218,999	—
Administrative agent fee	35,476	—
Other fees	—	20,947
Fee income	$2,190,200	$1,395,212

Note 13. Distributions and Share Repurchase Plan Distributions
Distributions to common stockholders are recorded on the ex-dividend date. The amount to be paid out as a distribution is determined by the Company’s board of directors.
The Company has adopted an “opt in” distribution reinvestment plan (“DRIP”) pursuant to which the Company’s common stockholders may elect to have the full amount of any cash distributions reinvested in additional shares of the Company’s common stock. As a result, if the Company declares a cash dividend or other distribution, each stockholder that has “opted in” to the Company’s reinvestment plan will have their distributions automatically reinvested in additional shares of the Company’s common stock rather than receiving cash distributions. Stockholders who receive distributions in the form of shares of common stock will be subject to the same federal, state and local tax consequences as if they received cash distributions. For the three months ended March 31, 2017, the Company distributed a total of $15,267,181, of which $8,181,210 was in cash and $7,085,971 was in the form of common shares associated with the DRIP. For the three months ended March 31, 2016, the Company distributed a total of $17,021,554, of which $8,937,757 was in cash and $8,083,797 was in the form of common shares associated with the DRIP.
The following table reflects the cash distributions per share that the Company has declared or paid to its stockholders for the current and prior fiscal years. Stockholders of record as of each respective record date were entitled to receive the distribution.

Record Date	Payment Date	Amount per share
January 15 and 29, 2016	January 29, 2016	$0.03333
February 12 and 29, 2016	February 29, 2016	0.03333
March 15 and 31, 2016	March 31, 2016	0.03333
April 15 and 29, 2016	April 29, 2016	0.03333
May 13 and 31, 2016	May 31, 2016	0.03333
June 15 and 30, 2016	June 30, 2016	0.03333
July 15 and 29, 2016	July 29, 2016	0.03333
August 15 and 31, 2016	August 31, 2016	0.03333
September 15 and 30, 2016	September 30, 2016	0.03333
October 14 and 31, 2016	October 31, 2016	0.02667
November 15 and 30, 2016	November 30, 2016	0.02667
December 15 and 30, 2016	December 31, 2016	0.02667
January 13 and 31, 2017	January 31, 2017	0.02667
February 15 and 28, 2017	February 28, 2017	0.02667
March 15 and 31, 2017	March 31, 2017	0.02667
The Company’s distributions may be funded from offering proceeds or borrowings, which may constitute a return of capital and reduce the amount of capital available to the Company for investment. Any capital returned to stockholders through distributions will be distributed after payment of fees and expenses.
The Company’s previous distributions to stockholders may have been funded from temporary Expense Support Reimbursements that may be subject to repayment to SIC Advisors, See Note 7. The portion of these distributions derived from temporary Expense Support Reimbursements were not based on the Company's investment performance and may not continue in the future. If SIC Advisors had not agreed to make Expense Support Reimbursements, these distributions would have come from paid-in-capital. The reimbursement of these payments owed to SIC Advisors will reduce the future distributions to which stockholders would otherwise be entitled. The Expense Support Agreement expired on December 31, 2016. See Note 7 for more information.
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
The following table reflects activity under the Company’s Share Repurchase Plan:

Offer Date	Quantity Offered	Price per Share	Repurchase Date	Repurchase Quantity
6/4/2013	16,652	$9.18	—	—
8/8/2013	32,627	9.13	9/27/2013	3,642
11/7/2013	60,966	9.14	12/19/2013	5,826
3/12/2014	120,816	9.18	4/25/2014	9,835
5/6/2014	199,476	9.20	6/13/2014	17,777
8/5/2014	294,068	9.25	9/12/2014	35,887
11/5/2014	411,894	9.22	12/24/2014	411,894
3/4/2015	535,571	8.97	4/24/2015	68,472
5/6/2015	620,420	8.98	6/24/2015	90,916
8/5/2015	727,654	8.96	9/29/2015	328,353
11/3/2015	853,688	8.56	12/23/2015	285,559
3/2/2016	959,436	8.16	4/29/2016	959,436
5/5/2016	1,005,447	8.04	6/30/2016	855,215
8/4/2016	1,048,412	8.11	9/28/2016	1,048,407
11/25/2016	1,077,370	8.14	12/27/2016	1,077,352
In the event of the death or disability of a stockholder, the Company will repurchase the shares held by such stockholder at a price equal to the NAV per share of our shares as disclosed in the periodic report the Company files with the SEC immediately following the date of the death or disability of such stockholder. During the three months ended March 31, 2017 and 2016, the Company repurchased 15,755 and 0 shares, respectively, of certain shareholders due to death.

Note 14. Financial Highlights
The following is a schedule of financial highlights of the Company for the three months ended March 31, 2017 and 2016:

	2017	2016
Per Share Data:(1)
Net asset value at beginning of period	$8.17	$8.16
Net investment income	0.14	0.17
Net realized gains/(losses) on investments and total return swap	(0.11)	0.03
Net unrealized appreciation/(depreciation) on investments and total return swap	0.06	(0.13)
Net increase in net assets	$0.09	$0.07
Distributions from return of capital	—	—
Distributions declared from net investment income(2)	(0.16)	(0.20)
Distributions from net realized capital gains	—	—
Total distributions to shareholders	$(0.16)	$(0.20)
Issuance of common shares above net asset value(3)	—	0.01
Net asset value at end of period	$8.10	$8.04
Total return based on net asset value(4)(5)	1.09%	0.71%
Portfolio turnover rate	5.01%	5.26%
Shares outstanding at end of period	96,265,797	87,481,561
Net assets at end of period	$779,343,254	$703,058,122
Ratio/Supplemental Data (annualized):
Ratio of net investment income to average net assets(5)	7.40%	9.48%
Ratio of net expenses (including incentive fees) to average net assets(5)	6.31%	4.09%
Ratio of incentive fees to average net assets (non-annualized)	0.07%	0.33%
Supplemental Data (annualized):
Asset coverage ratio per unit(7)	$2,388	$2,542
Percentage of non-recurring fee income(8)	8.21%	5.96%
Ratio of net expenses (excluding incentive fees) to average net assets	6.24%	3.76%
Ratio of interest and financing related expenses to average net assets	1.88%	2.01%
 ________________________________

(1)	The per share data was derived by using the weighted average shares outstanding during the three months ended March 31, 2017 and 2016, which were 95,382,267 and 84,845,431, respectively.

(2)	The per share data for distributions is the actual amount of paid distributions per share during the period.

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

(5)
Total returns, ratios of net investment income, and ratios of gross expenses to average net assets for the three months ended March 31, 2016 prior to the effect of the Expense Support and Reimbursement Agreement were as follows: total return (0.04)%, ratio of net investment income: 6.49% and ratio of gross expenses to average net assets: 7.19%

(6)	Not annualized.

(7)
Asset coverage per unit is the ratio of the carrying value of the Company's total consolidated assets for regulatory purposes, which includes the underlying fair value of net TRS, less all liabilities and indebtedness not represented by senior securities to the aggregate amount of Senior Securities representing indebtedness and the implied leverage on the TRS. Asset coverage per unit is expressed in terms of dollars per $1,000 of indebtedness. For the three months ended March 31, 2017 and 2016 the Company's Asset Coverage Per Unit including unfunded commitments was $2,245 and $2,422, respectively.

(8)	Represents the impact of non-recurring fees over total investment income.
Note 15. Subsequent Events
Management has evaluated subsequent events through the date of issuance of the consolidated financial statements included herein. There have been no subsequent events that occurred during such period that would require disclosure in this Form 10-Q or would be required to be recognized in the consolidated financial statements as of and for the three months ended March 31, 2017, except as disclosed below.

On April 13, 2017, the Company’s board of directors declared a series of semi-monthly distributions for April, May and June 2017, in the amount of $0.02667 per share. These distributions represent an annualized yield of 7.07% based on the Company’s then-current offering price of $9.05 per share. Stockholders of record as of each respective record date will be entitled to receive the distribution. Below are the details for each respective distribution:

Record Date	Payment Date	Amount per share
April 14 and 28, 2017	April 28, 2017	$0.02667
May 15 and 31, 2017	May 31, 2017	0.02667
June 15 and 30, 2017	June 30, 2017	0.02667

On April 20, 2017, commitments to the ING Credit Facility were expanded from $175,000,000 to $220,000,000.
The Company issued common shares and received gross proceeds of approximately $2.9 million subsequent to March 31, 2017 through May 8, 2017.

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

Such forward-looking statements may include statements preceded by, followed by or that otherwise include the words “trend,” “opportunity,” “pipeline,” “believe,” “comfortable,” “expect,” “anticipate,” “current,” “intention,” “estimate,” “position,” “assume,” “potential,” “outlook,” “continue,” “remain,” “maintain,” “sustain,” “seek,” “achieve,” and similar expressions, or future or conditional verbs such as “will,” “would,” “should,” “could,” “may,” or similar expressions. The forward-looking statements contained in this quarterly report involve risks and uncertainties. Our actual results could differ materially from those implied or expressed in the forward-looking statements for any reason, including due to the factors set forth as “Risk Factors” in this quarterly report on Form 10-Q and in Item 1A “Risk Factors” in Part 1 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2016.
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
Overview
We are an externally managed non-diversified closed-end management investment company that has elected to be treated as a BDC under the 1940 Act. We are externally managed by SIC Advisors, which is a registered investment adviser under the Advisers Act. SIC Advisors is responsible for sourcing potential investments, conducting due diligence on prospective investments, analyzing investment opportunities, structuring investments and monitoring our portfolio on an ongoing basis. In addition, we have qualified and intend to continue to qualify to be treated, for U.S. federal income tax purposes, as a RIC under subchapter M of the Code.

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
Expenses
Our primary annual operating expenses consist of the payment of advisory fees and the reimbursement of expenses under our Investment Advisory Agreement with SIC Advisors and our Administration Agreement with Medley Capital LLC. We bear other expenses, which include, among other things:

•	corporate, organizational and offering expenses relating to offerings of our common stock, subject to limitations included in our Investment Advisory Agreement;

•	the cost of calculating our NAV, including the related fees and cost of any third-party valuation services;

•	the cost of effecting sales and repurchases of shares of our common stock and other securities;

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

Portfolio and Investment Activity
The following table shows the amortized cost and the fair value of our investment portfolio as of March 31, 2017:

	Amortized Cost	Percentage	Fair Value	Percentage
Senior secured first lien term loans	$550,810,012	51.5%	$534,275,048	51.8%
Senior secured first lien notes	63,173,911	5.9	64,853,852	6.3
Senior secured second lien term loans	287,289,367	26.9	270,939,205	26.3
Subordinated notes	63,628,750	5.9	63,513,166	6.2
Sierra Senior Loan Strategy JV I LLC	48,603,326	4.5	47,353,946	4.6
Warrants/equity	56,282,582	5.3	51,114,739	5.0
Total investments	$1,069,787,948	100.0%	$1,032,049,956	100.0%
As of March 31, 2017, our income-bearing investment portfolio, which represented 95.7% of our total portfolio, had a weighted average yield based upon the cost of our investment portfolio of approximately 9.5%, and 9.8% of our income-bearing portfolio bore interest based on fixed rates while 90.2% of our income-bearing portfolio bore interest at floating rates, such as LIBOR.
For the three months ended March 31, 2017, we invested $97.8 million of principal in directly originated transactions across 16 portfolio companies and $6.5 million of principal in syndicated transactions across 5 portfolio companies. As of March 31, 2017, the investment portfolio was comprised of $941.0 million of principal in directly originated transactions across 76 portfolio companies and $139.7 million of principal in syndicated transactions across 28 portfolio companies.

The following table shows the amortized cost and the fair value of our investment portfolio as of December 31, 2016:

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
As of December 31, 2016, our income-bearing investment portfolio, which represented 97.8% of our total portfolio, had a weighted average yield based upon the cost of our investment portfolio of approximately 9.3%, and 11.0% of our income-bearing portfolio bore interest based on fixed rates while 89.0% of our income-bearing portfolio bore interest at floating rates, such as LIBOR.
The following table shows weighted average current yield to maturity, including the yield of cash collateral on total return swap, based on fair value as of March 31, 2017 and December 31, 2016:

	March 31, 2017		December 31, 2016
	Percentage of Total Investments	Weighted Average Current Yield for Total Investments	Percentage of Total Investments	Weighted Average Current Yield for Total Investments
Senior secured first lien term loans	48.7%	9.7%	48.1%	9.5%
Senior secured first lien notes	5.9	8.5	7.0	8.8
Senior secured second lien term loans	24.7	10.2	25.3	10.7
Subordinated notes	4.3	14.4	5.4	17.0
Sierra Senior Loan Strategy JV I LLC	5.8	11.2	5.9	10.3
Warrants/Equity	10.6	11.3	8.3	12.5
Total	100.0%	10.2%	100.0%	10.4%

The following table shows the portfolio composition by industry grouping, including the TRS underlying loans, based on fair value at March 31, 2017:

	Investments at Fair Value(1)	Percentage of Total Portfolio(1)	Value of TRS Underlying Loans	Percentage of TRS Underlying Loans	Total Investments at Fair Value including the value of TRS Underlying Loans	Percentage of Total Portfolio Including the value of TRS Underlying Loans
Services: Business	$157,300,871	15.2%	$23,671,827	9.5%	$180,972,698	14.1%
Multi-Sector Holdings	133,734,603	13.0	—	—	133,734,603	10.4
Banking, Finance, Insurance & Real Estate	72,626,372	7.0	27,763,894	11.1	100,390,266	7.8
Healthcare & Pharmaceuticals	72,665,681	7.0	22,283,639	8.9	94,949,320	7.4
Construction & Building	84,432,139	8.2	2,415,535	1.0	86,847,674	6.8
Hotel, Gaming & Leisure	62,753,359	6.1	17,632,111	7.0	80,385,470	6.3
Aerospace & Defense	70,521,240	6.8	4,650,531	1.9	75,171,771	5.9
Retail	58,038,806	5.6	13,037,445	5.2	71,076,251	5.5
High Tech Industries	42,096,853	4.1	17,750,809	7.1	59,847,662	4.7
Telecommunications	35,058,982	3.4	6,606,261	2.6	41,665,243	3.2
Transportation: Cargo	28,501,997	2.8	12,687,074	5.1	41,189,071	3.2
Capital Equipment	11,843,750	1.1	26,218,185	10.5	38,061,935	3.0
Energy: Oil & Gas	28,753,798	2.8	7,430,981	3.0	36,184,779	2.8
Chemicals, Plastics & Rubber	22,772,721	2.2	10,729,521	4.3	33,502,242	2.6
Media: Advertising, Printing & Publishing	19,116,945	1.9	11,867,454	4.7	30,984,399	2.4
Automotive	24,636,827	2.4	—	—	24,636,827	1.9
Beverage & Food	19,211,870	1.9	2,915,234	1.2	22,127,104	1.7
Metals & Mining	21,837,057	2.1	—	—	21,837,057	1.7
Wholesale	21,114,886	2.0	—	—	21,114,886	1.6
Media: Diversified & Production	16,664,197	1.6	4,141,667	1.7	20,805,864	1.6
Media: Broadcasting & Subscription	13,787,824	1.3	6,612,969	2.6	20,400,793	1.6
Services: Consumer	5,246,642	0.5	9,888,261	3.9	15,134,903	1.2
Consumer Goods: Durable	—	—	8,470,660	3.4	8,470,660	0.7
Consumer Goods: Non-Durable	2,000,000	0.2	5,590,913	2.2	7,590,913	0.6
Transportation: Consumer	7,332,535	0.7	—	—	7,332,535	0.6
Containers, Packaging & Glass	—	—	5,000,000	2.0	5,000,000	0.4
Utilities: Electric	—	—	3,015,750	1.2	3,015,750	0.2
Total	$1,032,049,955	100.0%	$250,380,721	100.0%	$1,282,430,676	100.0%
_______________________

(1)	Does not include TRS underlying loans

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

Investment Credit Rating	Definition
1	Investments that are performing above expectations.

2	Investments that are performing within expectations, with risks that are neutral or favorable compared to risks at the time of origination or purchase. All new loans are rated ‘2’.

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

The following table shows the distribution of our investment portfolio, not including cash and cash equivalents, on the 1 to 5 investment credit rating scale at fair value as of March 31, 2017 and December 31, 2016:

		March 31, 2017			December 31, 2016
Investment Credit Rating	Number of Investments	Investments at Fair Value	Percentage	Number of Investments	Investments at Fair Value	Percentage
1	5	$57,328,843	5.6%	5	$57,356,293	5.8%
2	79	839,785,902	81.4	74	798,629,992	81.3
3	11	92,006,445	8.9	10	77,762,796	7.9
4	2	23,915,530	2.3	6	35,294,284	3.6
5	7	19,013,236	1.8	4	14,100,957	1.4
Total	104	$1,032,049,956	100.0%	99	$983,144,322	100.0%

As of March 31, 2017, there were 5 investments with an investment credit rating of 1, with a cost of $55.3 million and a fair value of $57.3 million. As of December 31, 2016, there were 5 investments with an investment credit rating of 1, with a cost of $55.3 million and a fair value of $57.4 million. As of March 31, 2017, there were 7 investments with an investment credit rating of 5, with a cost of $38.7 million and a fair value of $19.0 million. As of December 31, 2016, there were 4 investments with an investment credit rating of 5, with a cost of $55.3 million and a fair value of $14.1 million.
Results of Operations
The following table shows operating results for the three months ended March 31, 2017 and 2016:

	2017	2016
Total investment income	$26,230,591	$23,226,505
Total expenses, net	12,484,844	8,704,801
Net investment income	13,745,747	14,521,704
Net realized gain/(loss) from investments and total return swap	(10,474,977)	2,499,850
Net change in unrealized appreciation/(depreciation) on investments and total return swap	5,495,768	(10,674,249)
Change in provision for deferred taxes on unrealized gain on investments	(297,572)	(72,585)
Net increase in net assets resulting from operations	$8,468,966	$6,274,720

Investment Income
Total investment income increased $3,004,086, or 12.9%, to $26,230,591 for the three months ended March 31, 2017, compared to $23,226,505 for the three months ended March 31, 2016. Total investment income consisted primarily of portfolio interest, which increased $2,203,786, or 10.1%, to $24,027,737 for the three months ended March 31, 2017, compared to $21,823,951 for the three months ended March 31, 2016. This increase was primarily due to a $87,926,144, or 9.6%, increase in our average investment portfolio. Fee income increased $794,988, or 57%, to $2,190,200 for the three months ended March 31, 2017, compared to $1,395,212 for the three months ended March 31, 2016, primarily due to a decrease in fees associated with loan originations and loan prepayments.

Operating Expenses
The following table shows operating expenses for the three months ended March 31, 2017 and 2016 :

	2017	2016
Base management fees	$5,208,569	$4,797,629
Interest and financing expenses	3,596,864	3,440,717
Incentive fees	548,806	2,271,763
General and administrative expenses	1,229,349	1,489,963
Administrator expenses	793,529	583,206
Offering costs	521,684	763,199
Professional fees	586,043	563,220
Total expenses	12,484,844	13,909,697
Net expense support reimbursement	—	(5,204,896)
Net expenses	$12,484,844	$8,704,801
Total expenses decreased $1,424,853, or 10.2%, to $12,484,844 for the three months ended March 31, 2017, as compared to $13,909,697 for the three months ended March 31, 2016. The primary contributors to the decrease in expenses was lower incentive fees.
Base management fees increased $410,940, or 8.6%, to $5,208,569 for the three months ended March 31, 2017, as compared to $4,797,629 for the three months ended March 31, 2016, primarily due to an increase in our average gross assets of $97,561,333, or 9.6%.
Interest and financing expenses increased $156,147, or 4.5%, to $3,596,864 for the three months ended March 31, 2017, as compared to $3,440,717 for the three months ended March 31, 2016, primarily due to an increase in the weighted average interest rate on our credit facilities of 0.24%, or a 6.4% increase.

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

As of March 31, 2017 and December 31, 2016, we recorded $6,642,273 and $7,892,273, respectively, in our consolidated statement of assets and liabilities as due from affiliate relating to the Expense Support Agreement.
Net Realized Gains/Losses from Investments
We measure realized gains or losses by the difference between the net proceeds from the disposition and the amortized cost basis of an investment, without regard to unrealized gains or losses previously recognized.
For the three months ended March 31, 2017 and 2016, we recognized net realized losses of $10,474,977 and net realized gains of $2,499,850, respectively.
Net Unrealized Appreciation/Depreciation on Investments
Net change in unrealized appreciation/depreciation on investments reflects the net change in the fair value of our total investments. For the three months ended March 31, 2017 and 2016, we recorded a net change in unrealized appreciation of $5,198,196 and unrealized depreciation of $10,746,834, respectively.

Changes in Net Assets from Operations
For the three months ended March 31, 2017 and 2016, we recorded a net increase in net assets resulting from operations of $8,468,966 and $6,274,720, respectively. Based on 95,382,267 and 84,845,431 weighted average common shares outstanding for the three months ended March 31, 2017 and 2016, respectively, our per share net increase in net assets resulting from operations was $0.09 and $0.07 for the three months ended March 31, 2017 and 2016, respectively.

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
As of March 31, 2017 and December 31, 2016, we had $52,449,388 and $99,400,794, respectively, in cash and cash equivalents. In the future, we may generate cash from future offerings of securities, future borrowings and cash flows from operations, including interest earned from the temporary investment of cash in U.S. government securities and other high-quality debt investments that mature in one year or less. Our primary use of funds is investments in our targeted asset classes, cash distributions to our stockholders, and other general corporate purposes.
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

The following table shows our net borrowings as of March 31, 2017 and December 31, 2016:

	March 31, 2017			December 31, 2016
	Total Commitment	Balance Outstanding	Unused Commitment	Total Commitment	Balance Outstanding	Unused Commitment
ING Credit Facility	$175,000,000	$145,000,000	$30,000,000	$175,000,000	$150,000,000	$25,000,000
Alpine Credit Facility	300,000,000	255,000,000	45,000,000	300,000,000	240,000,000	60,000,000
Total before deferred financing costs	475,000,000	400,000,000	75,000,000	475,000,000	390,000,000	85,000,000
Unamortized deferred financing costs	—	(4,012,063)	—	—	(4,340,533)	—
Total borrowings outstanding, net	$475,000,000	$395,987,937	$75,000,000	$475,000,000	$385,659,467	$85,000,000

On August 12, 2016, we amended our ING Credit Facility pursuant to the Revolving Credit Agreement with certain lenders party thereto from time to time and ING Capital LLC, as administrative agent. The ING Credit Facility matures on August 12, 2020 and is secured by substantially all of our assets, subject to certain exclusions as further set forth in the Security Agreement entered into in connection with the Revolving Credit Agreement, among us, the Subsidiary Guarantors party thereto, ING Capital

LLC, as Administrative Agent, each Financial Agent and Designated Indebtedness Holder party thereto and ING Capital LLC, as Collateral Agent. The ING Credit Facility also includes usual and customary representations, covenants and events of default for senior secured revolving credit facilities of this nature. On February 13, 2015, commitments to the ING credit facility were expanded from $150 million to $170 million. On August 12, 2016, commitments to the ING credit facility were expanded from $170 million to $175 million.
The ING Credit Facility allows for us, at our option, to borrow money at a rate of either (i) an alternate base rate plus 1.50% per annum or (ii) LIBOR plus 2.50% per annum. The interest rate margins are subject to certain step-downs upon the satisfaction of certain conditions described in the Revolving Credit Agreement. The alternate base rate will be the greatest of (i) the U.S. Prime Rate set forth in the Wall Street Journal, (ii) the federal funds effective rate plus 1/2 of 1%, and (iii) three month LIBOR plus 1%. As of March 31, 2017 and December 31, 2016, the commitment under the ING Credit Facility was $175 million and the ING Credit Facility includes an accordion feature that allows for potential future expansion of the ING Credit Facility up to a total of $500 million. Availability of loans under the ING Credit Facility is linked to the valuation of the collateral pursuant to a borrowing base mechanism.

We are also required to pay a commitment fee to the lenders based on the daily unused portion of the aggregate commitments under the ING Credit Facility. The commitment fee is (i) 1.50% if the used portion of the aggregate commitments is less than or equal to 40%, (ii) 0.75% if the used portion of the aggregate commitments is greater than 40% and less than or equal to 65% or (iii) 0.50% if the used portion of the aggregate commitments is greater than 65%. The ING Credit Facility provides that we may use the proceeds of the facility for general corporate purposes, including making investments in accordance with our investment objective and strategy. As of March 31, 2017, our borrowings under the ING Facility totaled $145,000,000 and were recorded as part of revolving credit facility payable on our consolidated statements of assets and liabilities.
On July 23, 2014, our wholly-owned, special purpose financing subsidiary, Alpine, entered into the Alpine Credit Facility pursuant to the Loan Agreement with JPMorgan, as administrative agent and lender, the Financing Providers from time to time party thereto, SIC Advisors LLC, as the portfolio manager, and the Collateral Administrator, Collateral Agent and Securities Intermediary party thereto. Alpine’s obligations to JPMorgan under the Alpine Credit Facility are secured by a first priority security interest in substantially all of the assets of Alpine, including its portfolio of loans. The obligations of Alpine under the Alpine Credit Facility are non-recourse to the Company.
Borrowings under the Alpine Credit Facility are subject to compliance with a NAV coverage ratio with respect to the current value of Alpine’s portfolio and various eligibility criteria must be satisfied with respect to the initial acquisition of each loan in Alpine’s portfolio. Any amounts borrowed under the Alpine Credit Facility will mature, and all accrued and unpaid interest thereunder will be due and payable, on July 23, 2019. As of March 31, 2017, Alpine’s borrowings under the Alpine Credit Facility totaled $255 million and were recorded as part of revolving credit facility payable on our consolidated statements of assets and liabilities.
See Note 6 to our consolidated financial statements as of March 31, 2017 for more information about our credit facilities.

Contractual Obligations
The following table shows our payment obligations for repayment of debt, which total our contractual obligations at March 31, 2017:

	Payment Due By Period
	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
ING Credit Facility	$145,000,000	$—	$—	$145,000,000	$—
Alpine Credit Facility	255,000,000	—	255,000,000	—	—
Total Contractual Obligations	$400,000,000	$—	$255,000,000	$145,000,000	$—
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

Off-Balance Sheet Arrangements
On August 27, 2013, Arbor, a wholly-owned financing subsidiary of the Company, entered into a TRS with Citibank.
On March 21, 2016, Arbor entered into the Fourth Amended Confirmation Letter Agreement with Citibank. The Fourth Amended Confirmation Agreement extended the term of the TRS from March 21, 2016 through March 21, 2019 and increased the interest rate payable to Citi from LIBOR plus 1.35% per annum to LIBOR plus 1.65% per annum. Other than the foregoing, the Fourth Amended Confirmation Agreement did not change any of the other terms of the TRS.
The TRS with Citibank enables Arbor to obtain the economic benefit of the loans underlying the TRS, despite the fact that such loans will not be directly held or otherwise owned by Arbor, in return for an interest-type payment to Citibank. Accordingly, the TRS is analogous to Arbor utilizing leverage to acquire loans and incurring an interest expense to a lender.
SIC Advisors acts as the investment manager of Arbor and has discretion over the composition of the basket of loans underlying the TRS. The terms of the TRS are governed by an ISDA 2002 Master Agreement, the Schedule thereto and Credit Support Annex to such Schedule, and the Confirmation exchanged thereunder, between Arbor and Citibank, which collectively establish the TRS, and are collectively referred to herein as the “TRS Agreement”. See Note 5 to our consolidated financial statements as of March 31, 2017 for more information about the TRS.
Transactions in total return swap contracts during the three months ended March 31, 2017 were $2.7 million in realized gains and $0.1 million in unrealized losses, which are recorded on the consolidated statements of operations.
Transactions in total return swap contracts during the three months ended March 31, 2016 were $2.4 million in realized gains and $2.7 million in unrealized losses, which are recorded on the consolidated statements of operations.
Our derivative asset from Citibank, net of amounts available for offset under a master netting agreement as of March 31, 2017, was $1.2 million, which are recorded on the consolidated statements of assets and liabilities as a receivable due on total return swap.
For the three months ended March 31, 2017 and 2016, the average notional amount of total return swap contracts was $247.1 million and $209.3 million, respectively.
On March 27, 2015, Sierra Income Corporation and GALIC entered into a limited liability company operating agreement to co-manage Sierra JV. Sierra Income Corporation and GALIC have committed to provide $100 million of equity to Sierra JV, with Sierra Income Corporation providing $87.5 million and GALIC providing $12.5 million. Sierra JV commenced operations on July 15, 2015. On August 4, 2015, Sierra JV entered into the JV Facility led by Credit Suisse, AG with initial commitments of $100 million. On December 29, 2015, the JV Facility was amended and the commitment increased to $135 million. On March 31, 2017, Credit Suisse, AG assigned its commitment in the JV Facility to Deutsche Bank AG and the JV Facility was amended to increase commitments to $240 million and extend the maturity to March 30, 2022. As of March 31, 2017, there was $143.5 million outstanding under the JV Facility and the Sierra JV had total assets at fair value of $219.2 million. As of March 31, 2017, Sierra JV’s portfolio was comprised of 100.0% of senior secured first lien term loans to 44 different borrowers with one loan on non-accrual status.
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
Subject to our board of directors’ discretion and applicable legal restrictions, we expect to authorize and pay monthly distributions to our stockholders. Any distributions to our stockholders will be declared out of assets legally available for distribution. We expect to continue making monthly distributions unless our results of operations, our general financial condition, general economic conditions, or other factors prohibit us from doing so. From time to time, but not less than quarterly, we will review our accounts to determine whether distributions to our stockholders are appropriate. We have not established limits on the amount of funds we may use from available sources to make distributions. From the commencement of our offering through September 30, 2016, a portion of our distributions were comprised in part of expense support payments made by SIC Advisors that may be subject to repayment by us within three years of the date of such support payment. The purpose of this arrangement was to cover distributions to stockholders so as to ensure that the distributions did not constitute a return of capital for GAAP purposes. In the future, we may have distributions which could be characterized as a return of capital. Such distributions are not based on our investment performance and can only be sustained if we achieve positive investment performance in future periods and/or SIC Advisors elects to make expense support payments under an expense support agreement. Any future reimbursements to SIC Advisors will reduce the net investment income that may otherwise be available for distribution to stockholders. There can be no assurance that we will achieve the performance necessary to sustain our distributions or that we will be able to pay distributions at all. SIC Advisors has no obligation to enter into a renewed expense support agreement. For the three months ended March 31, 2016, if net Expense Support Payments of $5,204,896 were not made by SIC Advisors, approximately 31% of the distributions would have been a return of capital for GAAP purposes.
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

Record Date	Payment Date	Amount per share
January 15 and 29, 2016	January 29, 2016	$0.03333
February 12 and 29, 2016	February 29, 2016	0.03333
March 15 and 31, 2016	March 31, 2016	0.03333
April 15 and 29, 2016	April 29, 2016	0.03333
May 13 and 31, 2016	May 31, 2016	0.03333
June 15 and 30, 2016	June 30, 2016	0.03333

July 15 and 29, 2016	July 29, 2016	0.03333
August 15 and 31, 2016	August 31, 2016	0.03333
September 15 and 30, 2016	September 30, 2016	0.03333
October 14 and 31, 2016	October 31, 2016	0.02667
November 15 and 30, 2016	November 30, 2016	0.02667
December 15 and 31, 2016	December 31, 2016	0.02667
January 13 and 31, 2017	January 31, 2017	0.02667
February 15 and 28, 2017	February 28, 2017	0.02667
March 15 and 31, 2017	March 31, 2017	0.02667
We have adopted an “opt in” distribution reinvestment plan pursuant to which common stockholders may elect to have the full amount of any cash distributions reinvested in additional shares of our common stock. As a result, if we declare a cash distribution, stockholders that have “opted in” to our distribution reinvestment plan will have their distribution automatically reinvested in additional shares of our common stock rather than receiving cash dividends. Stockholders who receive distributions in the form of shares of common stock will be subject to the same federal, state and local tax consequences as if they received cash distributions.

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
On March 20, 2017, the Company, SIC Advisors LLC, and SC Distributors, LLC agreed to remove any dealer manager fee payable to SC Distributors, LLC by investors with respect to shares of common stock sold to investors under a placement agreement through a registered investment advisor. In connection with any such sales, SIC Advisors LLC has agreed to pay SC Distributors LLC a platform placement fee in an amount equal to 1.50% of the gross offering proceeds from such sales.
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

•
A capital gains incentive fee will be earned on realized investments and shall be payable in arrears as of the end of each calendar year during which the Investment Advisory Agreement is in effect. If the Investment Advisory Agreement is terminated, the fee will become payable as of the effective date of such termination. The capital gains incentive fee is based on our realized capital gains on a cumulative basis from inception, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, which we refer to as “net realized capital gains.” The capital gains incentive fee equals’ 20% of net realized capital gains, less the aggregate amount of any previously paid capital gains incentive fee.

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
The valuation procedures described are generally applied to the loans underlying the TRS, except that such assets are not reviewed by independent third party valuation firms. We will value the TRS in accordance with the TRS Agreement. Pursuant to the TRS Agreement, the value of the TRS will be based on the increase or decrease in the value of the assets underlying the TRS, together with accrued interest income, interest expense and certain other expenses incurred under the TRS. The assets underlying the TRS will be valued by Citibank. Citibank will base its valuation on the indicative bid prices provided by an independent third-party pricing service. Bid prices reflect the highest price that market participants may be willing to pay. These valuations will be sent to us for review and testing. Our board of directors will review and approve the value of the TRS, as well as the value of the assets underlying the TRS, on a quarterly basis as part of their quarterly determination of NAV. To the extent our board of directors has any questions or concerns regarding the valuation of the assets underlying the TRS, such valuation will be discussed or challenged pursuant to the terms of the TRS. For additional disclosures on the TRS, see “Off-Balance Sheet Arrangements.”

Our investments in subordinated notes are carried at fair value, which is based on a discounted cash flow model. The discounted cash flow model models both the underlying collateral (“assets”) and the liabilities of the CLO capital structure. The discounted cash flow model uses a set of assumptions including projected default rates, recovery rates, reinvestment rates and prepayment rates in order to arrive at estimated cash flows of the assets. The discounted cash flow model distributes the asset cash flows to the liability structure based on the payment priorities and discounts them back using appropriate market discount rates based on discount rates for comparable CLOs. The assumptions are based on available market data as well as management estimates. Additional data is used to validate the results from the discounted cash flow method, such as analysis of relevant data observed in the CLO market, review of quotes, where available, recent acquisitions and observable transactions in the subordinated notes, among other factors.

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

Net Realized Gains or Losses and Net Change in Unrealized Appreciation or Depreciation
We measure net realized gains or losses by the difference between the net proceeds from the repayment or sale and the amortized cost basis of the investment, without regard to unrealized appreciation or depreciation previously recognized. Net change in unrealized appreciation or depreciation reflects the change in portfolio investment values during the reporting period, including any reversal of previously recorded unrealized appreciation or depreciation, when gains or losses are realized.

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

Recent Developments
On April 13, 2017, our board of directors declared a series of semi-monthly distributions for April, May and June 2017 in the amount of $0.02667 per share. These distributions represent an annualized yield of 7.07% based on our then-current offering price of $9.05 per share. Stockholders of record as of each respective record date will be entitled to receive the distribution. Below are the details for each respective distribution:

Record Date	Payment Date	Amount per share
April 14 and 28, 2017	April 28, 2017	$0.02667
May 15 and 31, 2017	May 31, 2017	0.02667
June 15 and 30, 2017	June 30, 2017	0.02667

On April 20, 2017, commitments to the ING Credit Facility were expanded from $175,000,000 to $220,000,000.

In addition, we have issued common shares and received gross proceeds of approximately $2.9 million subsequent to March 31, 2017 through May 8, 2017.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are subject to financial market risks, including changes in interest rates. As of March 31, 2017, 90.2% of our portfolio investments (based on fair value) paid variable interest rates, 9.8% paid fixed interest rates, 4.3% were non-income producing equity or other investments and the remaining 95.7% were income producing equity/other investments. A rise in the general level of interest rates can be expected to lead to higher interest rates applicable to any variable rate investments we hold and to declines in the value of any fixed rate investments we hold. However, many of our variable rate investments provide for an interest rate floor, which may prevent our interest income from increasing until benchmark interest rates increase beyond a threshold amount. To the extent that a substantial portion of our investments may be in variable rate investments, an increase in interest rates beyond this threshold would make it easier for us to meet or exceed the hurdle rate applicable to the subordinated incentive fee on income under the Investment Advisory Agreement we have entered into with SIC Advisors, and may result in a substantial increase in our net investment income and to the amount of incentive fees payable to SIC Advisors with respect to our increased pre-incentive fee net investment income.
Under the terms of the TRS between Arbor and Citibank, Arbor will pay fees to Citibank at a floating rate based on LIBOR in exchange for the right to receive the economic benefit of a portfolio of assets having a maximum notional amount of $300 million. Our interest expense will also be affected by changes in the published LIBOR rate in connection with our credit facilities. We expect any future credit facilities, total return swap agreements or other financing arrangements that we or any of our subsidiaries may enter into will also be based on a floating interest rate. As a result, we are subject to risks relating to changes in market interest rates. In periods of rising interest rates, when we or our subsidiaries have debt outstanding or financing arrangements in effect, our cost of funds would increase, which could reduce our net investment income, especially to the extent we hold fixed rate investments.
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
Based on our Consolidated Statement of Assets and Liabilities as of March 31, 2017, the following table shows the approximate annual impact on the change in net assets resulting from operations of hypothetical base rate changes in interest rates, assuming no changes in our investment portfolio and capital structure:

	Change in
Basis point increase	Interest Income (1)	Interest Expense	Net Interest Income
100	$9,939,821	$4,000,000	$5,939,821
200	18,882,104	8,000,000	10,882,104
300	27,860,534	12,000,000	15,860,534
400	36,838,964	16,000,000	20,838,964
500	45,817,395	20,000,000	25,817,395

(1) Assumes no defaults or prepayments by portfolio companies over the next twelve months.
We expect that our long-term investments will be financed primarily with equity and debt. If deemed prudent, we may use interest rate risk management techniques in an effort to minimize our exposure to interest rate fluctuations. These techniques may include various interest rate hedging activities to the extent permitted by the 1940 Act. Adverse developments resulting from changes in interest rates or hedging transactions could have a material adverse effect on our business, financial condition and results of operations. During the three months ended March 31, 2017, we did not engage in interest rate hedging activities.
In addition, we may have risk regarding portfolio valuation. See “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations-Critical Accounting Policies-Valuation of Investments” and “Item 1A. Risk Factors.”

Item 4.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures
Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on that evaluation, as of the end of the period covered by this quarterly report on Form 10-Q, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act, that occurred during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. Other Information

Item 1. Legal Proceedings
There are no material pending legal proceedings to which we or any of our subsidiaries are a party or of which any of our property or any of our subsidiaries' property is the subject.
Item 1A. Risk Factors
In addition to other information set forth in this report, you should carefully consider the “Risk Factors” discussed in our annual report on Form 10-K for the fiscal year ended December 31, 2016, filed with the SEC on March 7, 2017, which could materially affect our business, financial condition and/or operating results. There have been no material changes during the three months ended March 31, 2017 to the risk factors discussed in “Item 1A. Risk Factors” of our annual report on Form 10-K. Additional risks or uncertainties not currently known to us or that we currently deem to be immaterial also may materially affect our business, financial condition and/or operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

In June 2013, we commenced a share repurchase program pursuant to which it intends to conduct quarterly share repurchases, of up to 2.5% of the weighted average number of outstanding shares in any 3-month period or 10% of the weighted average number of outstanding shares in any 12-month period. The purpose of the share repurchase program is to allow stockholders to sell their shares back to us at a price equal to the most recently disclosed NAV per share of our common stock immediately prior to the date of repurchase. Shares will be purchased from stockholders participating in the program on a pro rata basis. Unless our board of directors determines otherwise, the number of shares to be repurchased during any calendar year will be limited to the proceeds received in association with the sale of shares of common stock under the distribution reinvestment plan. See Note 13 to our consolidated financial statements for more information.

The following table provides information concerning our repurchases of shares of our common stock during the three months ended March 31, 2017 pursuant to our share repurchase program:

Period	Total Number of Shares Purchased	Average Price per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2017 through March 31, 2017	15,755	$8.17	—	— (1)

(1) A description of the maximum number of shares that may be purchased under our share repurchase program is included in the narrative preceding this table.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.
Not Applicable.

Item 5. Other Information
None.

Item 6. Exhibits.

EXHIBIT INDEX

Number	Description
3.1	Articles of Incorporation of the Registrant(1)

3.2	Articles of Amendment of the Registrant(1)

3.3	Articles of Amendment and Restatement of the Registrant(2)

3.4	Second Articles of Amendment and Restatement of the Registrant(3)

3.5	Form of Articles Supplementary Electing to be Subject to Subtitle 8 of the Maryland General Corporation Law(4)

3.6	Form of Bylaws of the Registrant(1)

11.1	Computation of Per Share Earnings (included in the notes to the financial statements contained in this report)*

31.1	Certification by Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification by Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

____________________________

*	Filed herewith.

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

Dated: May 8, 2017	Sierra Income Corporation

	By	/s/ Seth Taube
Seth Taube Chief Executive Officer (Principal Executive Officer)

	By	/s/ Christopher M. Mathieu
Christopher M. Mathieu Chief Financial Officer (Principal Accounting and Financial Officer)