Form 10-Q
period 2017-06-30
Sierra Income Corp
filed 2017-08-09
CIK 1523526

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
_____________________________________________________
Form 10-Q
 ____________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2017
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

As of August 8, 2017, the Registrant had 96,215,105 shares of common stock, $0.001 par value, outstanding.

Sierra Income Corporation
Consolidated Statements of Assets and Liabilities

	June 30, 2017	December 31, 2016
ASSETS	(unaudited)
Investments at fair value
Non-controlled/non-affiliated investments (amortized cost of $964,292,419 and $921,626,572, respectively)	$929,630,491	$885,400,856
Controlled/affiliated investments (amortized cost of $140,695,558 and $104,855,866, respectively)	133,708,590	97,743,466
Total investments at fair value	1,063,339,081	983,144,322
Cash and cash equivalents	84,276,709	99,400,794
Cash collateral on total return swap (Note 5)	75,500,000	79,620,942
Interest receivable from non-controlled/non-affiliated investments	8,725,939	10,251,559
Unsettled trades receivable	6,794,459	368,819
Due from affiliate (Note 7)	3,321,136	7,892,273
Receivable due on total return swap (Note 5)	1,898,828	1,289,163
Receivable for Company shares sold	739,400	533,123
Prepaid expenses and other assets	279,718	201,932
Interest receivable from controlled/affiliated investments	110,089	1,028,321
Total assets	$1,244,985,359	$1,183,731,248

LIABILITIES
Revolving credit facilities payable (net of deferred financing costs of $4,012,253 and $4,340,533, respectively) (Note 6)	$425,987,747	$385,659,467
Unsettled trades payable	36,532,612	466,727
Base Management fees payable (Note 7)	5,449,265	5,138,107
Unrealized depreciation on total return swap (Note 5)	3,451,060	13,647,330
Accounts payable and accrued expenses	1,401,547	1,839,497
Interest payable	814,829	1,230,530
Administrator fees payable (Note 7)	794,622	850,678
Deferred tax liability	578,940	244,622
Incentive fees payable (Note 7)	—	1,405,419
Due to affiliate (Note 7)	—	135,784
Total liabilities	$475,010,622	$410,618,161

Commitments (Note 11)

NET ASSETS
Common shares, par value $0.001 per share, 250,000,000 common shares authorized, 96,021,759 and 94,666,418 common shares issued and outstanding, respectively	$96,022	$94,666
Capital in excess of par value	841,668,558	830,738,206
Accumulated distribution in excess of net realized gain/(loss) from investments and total return swap	(41,143,400)	(20,333,057)
Accumulated undistributed net investment income	14,945,853	19,756,740
Net unrealized depreciation on investments and total return swap, net of provision for taxes of $334,318 and $54,205, respectively	(45,592,296)	(57,143,468)
Total net assets	769,974,737	773,113,087
Total liabilities and net assets	$1,244,985,359	$1,183,731,248

NET ASSET VALUE PER COMMON SHARE	$8.02	$8.17
See accompanying notes to the consolidated financial statements.

Sierra Income Corporation
Consolidated Statements of Operations

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
INVESTMENT INCOME	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Interest from investments
Non-controlled/non-affiliated investments:
Cash	$21,009,050	$19,917,280	$40,724,339	$39,237,601
Payment-in-kind	708,422	1,913,901	2,523,471	3,486,531
Controlled/affiliated investments:
Cash	2,043,533	1,652,999	4,476,334	2,583,999
Payment-in-kind	270,379	—	334,977	—
Total interest income	24,031,384	23,484,180	48,059,121	45,308,131
Fee income (Note 12)	649,964	1,298,541	2,840,164	2,693,753
Interest from cash and cash equivalents	22,877	14,328	35,531	21,670
Total investment income	24,704,225	24,797,049	50,934,816	48,023,554
EXPENSES
Base management fees (Note 7)	5,449,266	4,952,577	10,657,835	9,750,206
Interest expenses	4,146,098	3,221,892	7,742,962	6,662,609
Incentive fees (Note 7)	—	3,231,942	548,806	5,503,705
General and administrative expenses	1,258,738	1,185,743	2,488,087	2,675,706
Administrator expenses (Note 7)	794,622	633,695	1,588,151	1,216,901
Professional fees	646,616	302,334	1,232,659	865,554
Offering costs	299,700	607,761	821,384	1,370,960
Total expenses	12,595,040	14,135,944	25,079,884	28,045,641
Net expense support reimbursement (Note 7)	—	(5,498,606)	—	(10,703,502)
Net expenses	12,595,040	8,637,338	25,079,884	17,342,139
NET INVESTMENT INCOME	12,109,185	16,159,711	25,854,932	30,681,415
REALIZED AND UNREALIZED GAIN/(LOSS) ON INVESTMENTS
Net realized gain/(loss) from non-controlled/non-affiliated investments	(2,745,404)	94,789	(15,939,732)	164,727
Net realized gain/(loss) on total return swap (Note 5)	(7,589,962)	1,654,727	(4,870,611)	4,084,639
Net change in unrealized appreciation/(depreciation) on non-controlled/non-affiliated investments	(5,152,411)	244,327	1,563,788	(7,727,513)
Net change in unrealized appreciation/(depreciation) on controlled/affiliated investments	1,241,507	(130,260)	125,432	(157,358)
Net change in unrealized appreciation/(depreciation) on total return swap (Note 5)	10,300,626	6,704,542	10,196,270	4,029,231
Change in provision for deferred taxes on unrealized gain/(loss) on investments	(36,746)	(7,048)	(334,318)	(79,633)
Net gain/(loss) on investments	(3,982,390)	8,561,077	(9,259,171)	314,093
NET INCREASE/(DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS	$8,126,795	$24,720,788	$16,595,761	$30,995,508
WEIGHTED AVERAGE - BASIC AND DILUTED EARNINGS PER COMMON SHARE	$0.08	$0.28	$0.17	$0.36
WEIGHTED AVERAGE - BASIC AND DILUTED NET INVESTMENT INCOME PER COMMON SHARE	$0.13	$0.18	$0.27	$0.35
WEIGHTED AVERAGE COMMON STOCK OUTSTANDING - BASIC AND DILUTED (Note 10)	96,367,879	89,644,821	95,877,796	87,245,126
DISTRIBUTIONS DECLARED PER COMMON SHARE	$0.16	$0.20	$0.32	$0.40
See accompanying notes to the consolidated financial statements.

Sierra Income Corporation
Consolidated Statements of Changes in Net Assets

	Six Months Ended June 30,
	2017	2016
INCREASE/(DECREASE) FROM OPERATIONS	(unaudited)	(unaudited)
Net investment income	$25,854,932	$30,681,415
Net realized gain/(loss) on investments	(15,939,732)	164,727
Net realized gain/(loss) on total return swap (Note 5)	(4,870,611)	4,084,639
Net change in unrealized appreciation/(depreciation) on investments	1,689,220	(7,884,871)
Net change in unrealized appreciation/(depreciation) on total return swap (Note 5)	10,196,270	4,029,231
Change in provision for deferred taxes on unrealized gain on investments	(334,318)	(79,633)
Net increase/(decrease) in net assets resulting from operations	16,595,761	30,995,508
SHAREHOLDER DISTRIBUTIONS
Distributions from net investment income (Note 2)	(30,665,819)	(34,930,780)
Distributions from return of capital (Note 2)	—	—
Distributions from net realized gains	—	—
Net decrease in net assets from shareholder distributions	(30,665,819)	(34,930,780)
COMMON SHARE TRANSACTIONS
Issuance of common shares, net of underwriting costs	11,370,406	62,783,775
Issuance of common shares pursuant to distribution reinvestment plan	14,068,852	16,586,426
Repurchase of common shares	(14,507,550)	(14,854,259)
Net increase in net assets resulting from common share transactions	10,931,708	64,515,942
Total increase/(decrease) in net assets	(3,138,350)	60,580,670
Net assets at beginning of period	773,113,087	674,124,099
Net assets at end of period(1)	$769,974,737	$734,704,769

Net asset value per common share	$8.02	$8.11
Common shares outstanding, beginning of period	94,666,418	82,623,649
Issuance of common shares	1,393,488	7,690,755
Issuance of common shares pursuant to distribution reinvestment plan	1,745,246	2,040,396
Repurchase of common shares	(1,783,393)	1,815,640
Common shares outstanding, end of period	96,021,759	90,539,160

(1) Net assets at end of period include accumulated undistributed net investment income of $14,945,853 and $16,928,981 for six months ended June 30, 2017 and 2016, respectively.

See accompanying notes to the consolidated financial statements.

Sierra Income Corporation
Consolidated Statements of Cash Flows

	Six Months Ended June 30,
	2017	2016
	(unaudited)	(unaudited)
Cash flows from operating activities
NET INCREASE/(DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS:	$16,595,761	$30,995,508
ADJUSTMENT TO RECONCILE NET INCREASE/(DECREASE) IN NET ASSETS FROM OPERATIONS TO NET CASH USED IN OPERATING ACTIVITIES:
Payment-in-kind interest income	(2,858,448)	(3,486,531)
Net amortization of premium on investments	(493,680)	(399,569)
Amortization of deferred financing costs	718,280	626,800
Net realized (gain)/loss on investments	15,939,732	(164,727)
Net change in unrealized (appreciation)/depreciation on investments	(1,689,220)	7,884,871
Net change in unrealized (appreciation)/depreciation on total return swap (Note 5)	(10,196,270)	(4,029,231)
Purchases and originations	(240,889,700)	(133,789,231)
Proceeds from sale of investments and principal repayments	149,796,557	96,913,559
(Increase)/decrease in operating assets:
Cash collateral on total return swap (Note 5)	4,120,942	(1,980,176)
Unsettled trades receivable	(6,425,640)	(23,452)
Due from affiliate (Note 7)	4,571,137	(2,139,286)
Interest receivable from non-controlled/non-affiliated investments	1,525,620	2,365,404
Interest receivable from controlled/affiliated investments	918,232	—
Receivable for Company shares sold	(206,277)	—
Receivable due on total return swap (Note 5)	(609,665)	(113,463)
Prepaid expenses and other assets	(77,786)	(288,829)
Increase/(decrease) in operating liabilities:
Unsettled trades payable	36,065,885	25,093,037
Management fee payable	311,158	266,481
Accounts payable and accrued expenses	(437,950)	(496,784)
Incentive fees payable	(1,405,419)	1,436,674
Administrator fees payable	(56,056)	115,766
Interest payable	(415,701)	(78,440)
Deferred tax liability	334,318	79,633
Due to affiliate (Note 7)	(135,784)	(559,749)
NET CASH PROVIDED BY/(USED IN) OPERATING ACTIVITIES	(34,999,974)	18,228,265
Cash flows from financing activities:
Borrowings under revolving credit facility	105,000,000	35,000,000
Repayments of revolving credit facility	(65,000,000)	(60,000,000)
Proceeds from issuance of common stock, net of underwriting costs	11,370,406	62,783,775
Payment of cash distributions	(16,596,967)	(18,344,354)
Financing costs paid	(390,000)	(37,501)
Repurchase of common shares	(14,507,550)	(14,854,259)
NET CASH PROVIDED BY FINANCING ACTIVITIES	19,875,889	4,547,661
TOTAL INCREASE/(DECREASE) IN CASH	(15,124,085)	22,775,926
CASH AT BEGINNING OF PERIOD	99,400,794	93,658,142
CASH AT END OF PERIOD	$84,276,709	$116,434,068
Supplemental Information:
Cash paid during the period for interest	$8,158,663	$6,741,049
Supplemental non-cash information:
Non-cash purchase of investments	$21,975,181	$—
Non-cash sale of investments	21,975,181	—
Payment-in-kind interest income	2,858,448	3,486,531
Amortization of deferred financing costs	718,280	626,800
Net amortization of premium on investments	493,680	399,569
Issuance of common shares in connection with distribution reinvestment plan	14,068,852	16,586,426

See accompanying notes to the consolidated financial statements.

Sierra Income Corporation
Consolidated Schedule of Investments
As of June 30, 2017
(unaudited)

Company(1)	Industry	Type of Investment	Maturity	Par Amount	Cost	Fair Value	% of Net Assets(2)
Non-controlled/non-affiliated investments – 120.6%
AAAHI Acquisition Corporation	Transportation: Consumer	Senior Secured First Lien Term Loan LIBOR + 7.000%, 1.000% Floor(3) (4)	12/15/2021	$7,189,369	$7,189,368	$7,189,369	0.9%
		Senior Secured First Lien Term Loan LIBOR + 7.000%, 1.000% Floor(3) (4) (5)	12/14/2018	185,838	185,838	185,838	0.0%
				7,375,207	7,375,206	7,375,207
AAR Intermediate Holdings, LLC	Energy: Oil & Gas	Senior Secured First Lien Term Loan LIBOR + 5.000%, 1.000% Floor(3) (4) (5)	9/30/2021	125,779	125,779	125,779	0.0%
		Senior Secured First Lien Term Loan LIBOR + 5.000%, 1.000% Floor(3) (4)	9/30/2021	3,144,481	3,144,481	3,144,481	0.4%
		Senior Secured First Lien Term Loan LIBOR + 8.000%, 1.000% Floor, PIK(3) (4)	9/30/2021	6,911,202	5,799,912	6,911,202	0.9%
		Membership Units (4) (6) (7)		—	—	—	0.0%
				10,181,462	9,070,172	10,181,462
Advanced Diagnostic Holdings, LLC	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loan LIBOR + 8.500%, 1.000% Floor(3) (4)	12/11/2020	14,776,538	14,776,538	14,776,538	1.9%
				14,776,538	14,776,538	14,776,538
Alpha Media LLC	Media: Broadcasting & Subscription	Senior Secured First Lien Term Loan LIBOR + 6.000%, 1.000% Floor(8)	2/25/2022	6,734,503	6,489,253	6,633,620	0.9%
				6,734,503	6,489,253	6,633,620
American Dental Partners, Inc.	Healthcare & Pharmaceuticals	Senior Secured Second Lien Term Loan LIBOR + 8.500%, 1.000% Floor(3) (4)	9/25/2023	7,250,000	7,250,000	7,250,000	0.9%
				7,250,000	7,250,000	7,250,000
Amerijet Holdings, Inc.	Transportation: Cargo	Senior Secured First Lien Term Loan LIBOR + 8.000%, 1.000% Floor(4) (8)	7/15/2021	15,675,000	15,675,000	15,857,771	2.1%
				15,675,000	15,675,000	15,857,771
AMF Bowling Centers, Inc	Services: Consumer	Senior Secured First Lien Term Loan LIBOR + 5.000%, 1.000% Floor(8)	9/19/2023	6,808,288	6,816,798	6,808,288	0.9%
				6,808,288	6,816,798	6,808,288
AMMC CLO 17, Limited Series 2015-17A	Multi-Sector Holdings	Subordinated Note 18.501% effective yield(1) (6) (9)(10)	11/15/2027	5,000,000	3,525,336	3,859,500	0.5%
				5,000,000	3,525,336	3,859,500
Anaren, Inc.	Aerospace & Defense	Senior Secured Second Lien Term Loan LIBOR + 8.250%, 1.000% Floor(3)	8/18/2021	10,000,000	9,935,683	10,000,000	1.3%
				10,000,000	9,935,683	10,000,000
Answers Finance, LLC	High Tech Industries	Senior Secured First Lien Term Loan LIBOR + 5.000%, 1.000% Floor(8)	4/15/2021	1,295,006	1,295,006	1,295,006	0.2%
		Senior secured second lien term loans LIBOR + 4.400%, Cash, 0.100% Cap, 4.500% PIK(8)	9/15/2021	2,013,687	2,013,687	2,013,687	0.3%
		Equity/Warrants (6)		—	5,426,955	5,426,956	0.7%
				3,308,693	8,735,648	8,735,649
APCO Holdings, Inc.	Automotive	Senior Secured First Lien Term Loan LIBOR + 6.000%, 1.000% Floor(4) (8)	1/31/2022	4,238,057	4,135,035	4,238,057	0.6%
				4,238,057	4,135,035	4,238,057
Apidos CLO XXIV, Series 2016-24A	Multi-Sector Holdings	Subordinated Note 13.808% effective yield(1) (4) (6) (9) (10)	7/20/2027	18,357,647	14,634,802	13,848,090	1.8%
				18,357,647	14,634,802	13,848,090

Company(1)	Industry	Type of Investment	Maturity	Par Amount	Cost	Fair Value	% of Net Assets(2)
Asurion, LLC	Banking, Finance, Insurance & Real Estate	Senior Secured Second Lien Term Loan LIBOR + 7.500%, 1.000% Floor(8) (11)	3/3/2021	7,000,000	6,956,066	7,000,000	0.9%
				7,000,000	6,956,066	7,000,000
Aviation Technical Services, Inc.	Aerospace & Defense	Senior Secured Second Lien Term Loan LIBOR + 8.500%, 1.000% Floor(4) (8) (12)	3/31/2022	25,000,000	25,000,000	25,250,000	3.3%
				25,000,000	25,000,000	25,250,000
Backcountry.com, LLC	Retail	Senior Secured First Lien Term Loan LIBOR + 7.250%, 1.000% Floor(3) (4) (12)	6/30/2020	29,300,382	29,300,382	29,300,382	3.8%
				29,300,382	29,300,382	29,300,382
Birch Communications Inc.	Telecommunications	Senior Secured First Lien Term Loan LIBOR + 7.250%, 1.000% Floor(4) (8)	7/17/2020	13,441,112	13,297,105	13,161,402	1.7%
				13,441,112	13,297,105	13,161,402
Black Angus Steakhouses LLC	Hotel, Gaming & Leisure	Senior Secured First Lien Term Loan LIBOR + 9.000%, 1.000% Floor(4) (5) (8) (12)	4/24/2020	669,643	669,643	502,411	0.1%
		Senior Secured First Lien Term Loan LIBOR + 9.000%, 1.000% Floor(4) (8) (12)	4/24/2020	19,380,580	19,380,580	18,642,180	2.4%
				20,050,223	20,050,223	19,144,591
Brundage-Bone Concrete Pumping, Inc.	Construction & Building	Senior Secured First Lien Note 10.375%(9)	9/1/2021	7,500,000	7,597,985	7,875,975	1.0%
				7,500,000	7,597,985	7,875,975
Charming Charlie LLC	Retail	Senior Secured First Lien Term Loan LIBOR + 8.000%, 1.000% Floor(3)	12/24/2019	7,908,765	7,918,895	6,448,886	0.8%
				7,908,765	7,918,895	6,448,886
Checkers Holdings, Inc.	Hotel, Gaming & Leisure	Senior Secured First Lien Term Loan LIBOR + 4.250%, 1.000% Floor(3)	4/25/2024	7,000,000	6,969,410	6,930,000	0.9%
				7,000,000	6,969,410	6,930,000
Cornerstone Chemical Company	Chemicals, Plastics & Rubber	Senior Secured First Lien Note 9.375%(9)	3/15/2018	4,970,000	4,910,865	4,970,000	0.6%
				4,970,000	4,910,865	4,970,000
CP Opco, LLC	Services: Consumer	Revolver LIBOR + 4.500%, 1.000% Floor(3) (4) (5)	3/31/2019	338,974	338,974	338,973	0.0%
		Senior Secured First Lien Term Loan LIBOR + 6.500%, 1.000% Floor, PIK(3) (4)	3/31/2019	678,026	678,026	678,026	0.1%
		Senior Secured First Lien Term Loan LIBOR + 6.500%, 1.000% Floor, PIK(3) (4) (14)	3/31/2019	218,492	210,249	80,739	0.0%
		Senior Secured First Lien Term Loan LIBOR + 9.500%, 1.000% Floor, PIK(3) (4) (14)	3/31/2019	1,569,153	717,016	—	0.0%
		Preferred Units LIBOR + 9.500%, 1.000% Floor, PIK(4) (14)		—	—	—	0.0%
		Common Units (4) (7)		—	—	—	0.0%
				2,804,645	1,944,265	1,097,738
CSP Technologies North America, LLC	Containers, Packaging & Glass	Senior Secured First Lien Term Loan LIBOR + 5.250%, 1.000% Floor(3) (4)	1/29/2022	4,987,187	4,987,187	4,987,187	0.7%
				4,987,187	4,987,187	4,987,187
Deliver Buyer, Inc.	Services: Business	Senior Secured First Lien Term Loan LIBOR + 5.000%, 1.000% Floor(3)	4/26/2024	3,000,000	2,981,250	2,970,000	0.4%
				3,000,000	2,981,250	2,970,000
DHISCO Electronic Distribution, Inc.	Hotel, Gaming & Leisure	Senior Secured First Lien Term Loan LIBOR + 6.500%, 1.500% Floor(4) (8)	11/10/2019	2,380,952	2,380,952	2,380,952	0.3%
		Senior Secured First Lien Term Loan LIBOR + 9.000%, 1.500% Floor, PIK(4) (8)	11/10/2019	8,669,099	8,669,099	8,669,099	1.1%

Company(1)	Industry	Type of Investment	Maturity	Par Amount	Cost	Fair Value	% of Net Assets(2)
		Senior Secured First Lien Term Loan LIBOR + 10.250%, 1.500% Floor, PIK(4) (8) (14)	11/10/2019	7,465,518	7,257,481	3,732,759	0.5%
		Senior Secured First Lien Term Loan LIBOR + 11.250%, 1.500% Floor, PIK(4) (8) (14)	11/10/2019	6,971,237	2,940,892	—	0.0%
		Common Units, Class A (4) (7)		—	769,231	—	0.0%
				25,486,806	22,017,655	14,782,810
Drew Marine Partners, LP	Transportation: Cargo	Senior Secured Second Lien Term Loan LIBOR + 7.000%, 1.000% Floor(3)	5/19/2021	10,000,000	10,054,006	10,000,000	1.3%
				10,000,000	10,054,006	10,000,000
Dryden 38 Senior Loan Fund, Series 2015-38A	Multi-Sector Holdings	Subordinated Note 16.865% effective yield(1) (6) (9) (10)	7/15/2027	7,000,000	4,907,414	4,930,100	0.6%
				7,000,000	4,907,414	4,930,100
Dryden 43 Senior Loan Fund, Series 2016-43A	Multi-Sector Holdings	Subordinated Note 14.828% effective yield(1) (4) (6) (9) (10)	7/20/2029	3,620,000	2,949,511	2,796,088	0.4%
				3,620,000	2,949,511	2,796,088
Dryden 49 Senior Loan Fund, Series 2017-49A	Multi-Sector Holdings	Subordinated Note 16.175% effective yield(1) (4) (6) (9) (10)	7/18/2030	—	15,213,374	15,213,374	2.0%
				—	15,213,374	15,213,374
Dynamic Energy Services International LLC	Energy: Oil & Gas	Senior Secured First Lien Term Loan 13.500% PIK + LIBOR(4) (8)	6/6/2018	9,263,439	9,263,439	7,885,132	1.0%
				9,263,439	9,263,439	7,885,132
Elite Comfort Solutions LLC	Chemicals, Plastics & Rubber	Senior Secured First Lien Term Loan LIBOR + 6.500%, 1.000% Floor(3) (5)	1/15/2021	8,690,875	8,690,875	8,690,875	1.1%
				8,690,875	8,690,875	8,690,875
First Boston Construction Holdings, LLC	Banking, Finance, Insurance & Real Estate	Senior Secured First Lien Note 12.000%(4)	12/31/2020	6,585,000	6,585,000	6,585,000	0.9%
		Preferred Equity (4) (7)		—	1,646,250	1,646,250	0.2%
				6,585,000	8,231,250	8,231,250
FKI Security Group, LLC	Capital Equipment	Senior Secured First Lien Term Loan LIBOR + 8.500%, 1.000% Floor(3) (4)	3/30/2020	11,750,000	11,750,000	11,750,000	1.5%
				11,750,000	11,750,000	11,750,000
Friedrich Holdings, Inc.	Construction & Building	Senior Secured First Lien Term Loan LIBOR + 7.000%, 1.000% Floor(4) (8)	2/7/2023	13,806,751	13,806,751	13,806,751	1.8%
				13,806,751	13,806,751	13,806,751
Frontier Communications Corp.	Telecommunications	Senior Secured First Lien Note 10.500%(6) (9)	9/15/2022	2,000,000	2,000,000	1,907,580	0.3%
				2,000,000	2,000,000	1,907,580
Genex Holdings, Inc.	Banking, Finance, Insurance & Real Estate	Senior Secured Second Lien Term Loan LIBOR + 7.750%, 1.000% Floor(8)	5/30/2022	9,500,000	9,523,252	9,500,000	1.2%
		Senior Secured First Lien Term Loan LIBOR + 4.250%, 1.000% Floor(3)	5/28/2021	4,174,118	4,121,942	4,148,030	0.5%
				13,674,118	13,645,194	13,648,030
GK Holdings, Inc.	Services: Business	Senior Secured Second Lien Term Loan LIBOR + 10.250%, 1.000% Floor(3)	1/20/2022	10,000,000	10,000,000	10,100,000	1.3%
				10,000,000	10,000,000	10,100,000
Green Field Energy Services, Inc.	Energy: Oil & Gas	Senior Secured First Lien Note 13.000%(4) (9) (14)	11/15/2016	766,616	754,616	122,658	0.0%
		Warrants (4) (7)		—	29,000	—	0.0%
				766,616	783,616	122,658

Company(1)	Industry	Type of Investment	Maturity	Par Amount	Cost	Fair Value	% of Net Assets(2)
GTCR Valor Companies, Inc.	Media: Diversified & Production	Senior Secured First Lien Term Loan LIBOR + 6.000%, 1.000% Floor(3) (4) (6)	6/16/2023	4,131,262	4,152,951	4,131,262	0.5%
				4,131,262	4,152,951	4,131,262
Harbortouch Payments, LLC	Banking, Finance, Insurance & Real Estate	Senior Secured First Lien Term Loan LIBOR + 4.750%, 1.000% Floor(3) (4)	10/13/2023	4,975,000	4,987,438	4,925,250	0.6%
				4,975,000	4,987,438	4,925,250
HBC Holdings LLC	Wholesale	Senior Secured First Lien Term Loan LIBOR + 6.500%, 1.000% Floor(3) (4)	3/30/2020	12,712,500	12,712,500	12,547,619	1.6%
				12,712,500	12,712,500	12,547,619
Heligear Acquisition Co.	Aerospace & Defense	Senior Secured First Lien Note 10.250%(4) (9)	10/15/2019	15,000,000	15,000,000	15,358,950	2.0%
				15,000,000	15,000,000	15,358,950
High Ridge Brands Co.	Consumer Goods: Non-Durable	Senior Secured First Lien Note 8.875%(4) (9)	3/15/2025	2,000,000	2,000,000	2,000,000	0.3%
				2,000,000	2,000,000	2,000,000
Holland Acquisition Corp.	Energy: Oil & Gas	Senior Secured First Lien Term Loan LIBOR + 9.000%, 1.000% Floor(3)	5/29/2018	4,515,605	4,492,714	3,216,511	0.4%
				4,515,605	4,492,714	3,216,511
Hylan Datacom & Electrical LLC	Construction & Building	Senior Secured First Lien Term Loan LIBOR + 7.500%, 1.000% Floor(4) (8)	7/25/2021	15,456,298	15,456,298	15,544,863	2.0%
				15,456,298	15,456,298	15,544,863
Ignite Restaurant Group, Inc.	Hotel, Gaming & Leisure	Senior Secured First Lien Term Loan LIBOR + 7.000%, 1.000% Floor(3) (14)	2/13/2019	8,364,050	8,314,267	6,462,483	0.8%
				8,364,050	8,314,267	6,462,483
IHS Intermediate, Inc.	Services: Business	Senior Secured Second Lien Term Loan LIBOR + 8.250%, 1.000% Floor(3)	7/20/2022	25,000,000	25,000,000	25,250,000	3.3%
				25,000,000	25,000,000	25,250,000
Imagine! Print Solutions, LLC	Media: Advertising, Printing & Publishing	Senior Secured Second Lien Term Loan LIBOR + 8.750%, 1.000% Floor(3) (4) (11)	6/21/2023	8,950,000	8,815,750	8,815,750	1.1%
				8,950,000	8,815,750	8,815,750
Impact Sales, LLC	Services: Business	Senior Secured First Lien Term Loan LIBOR + 7.000%, 1.000% Floor(3) (4) (5)	12/30/2021	4,878,369	4,878,369	4,878,369	0.6%
				4,878,369	4,878,369	4,878,369
Interface Security Systems, Inc.	Services: Consumer	Senior Secured First Lien Note 9.250%(9)	1/15/2018	3,417,000	3,426,182	3,399,778	0.4%
				3,417,000	3,426,182	3,399,778
Invision Diversified, LLC	Services: Business	Senior Secured First Lien Term Loan LIBOR + 8.500%, 1.000% Floor(4) (8) (12)	6/30/2020	24,022,685	24,022,685	24,262,912	3.2%
				24,022,685	24,022,685	24,262,912
IOP Monroe Acquisition, Inc.	Capital Equipment	Senior Secured First Lien Term Loan LIBOR + 5.500%, 1.000% Floor(4) (5) (8)	4/1/2022	1,000,000	1,000,000	1,000,000	0.1%
				1,000,000	1,000,000	1,000,000
Isola USA Corp.	High Tech Industries	Senior Secured First Lien Term Loan LIBOR + 8.250%, 1.000% Floor(3) (11) (14)	11/29/2018	5,418,190	5,461,768	4,873,391	0.6%
				5,418,190	5,461,768	4,873,391
Jordan Reses Supply Company, LLC	Healthcare & Pharmaceuticals	Senior Secured Second Lien Term Loan LIBOR + 11.000%, 1.000% Floor(3) (4)	4/24/2020	5,000,000	5,000,000	5,050,000	0.7%
				5,000,000	5,000,000	5,050,000
Keystone Acquisition Corp.	Healthcare & Pharmaceuticals	Senior Secured Second Lien Term Loan LIBOR + 9.250%, 1.000% Floor(3) (4) (11)	5/1/2025	7,000,000	6,861,786	6,860,000	0.9%
				7,000,000	6,861,786	6,860,000

Company(1)	Industry	Type of Investment	Maturity	Par Amount	Cost	Fair Value	% of Net Assets(2)
KMG Chemicals, Inc.	Chemicals, Plastics & Rubber	Senior Secured First Lien Term Loan LIBOR + 4.250%, 1.000% Floor(3) (4) (6)	6/15/2024	3,950,000	3,930,319	3,930,250	0.5%
				3,950,000	3,930,319	3,930,250
L&S Plumbing Partnership, Ltd.	Construction & Building	Senior Secured First Lien Term Loan LIBOR + 8.500%, 1.000% Floor(3) (4)	2/15/2022	12,031,250	12,031,250	12,031,250	1.6%
				12,031,250	12,031,250	12,031,250
Liquidnet Holdings, Inc.	Banking, Finance, Insurance & Real Estate	Senior Secured First Lien Term Loan LIBOR + 6.750%, 1.000% Floor(3)	5/22/2019	5,950,000	5,910,592	6,009,500	0.8%
				5,950,000	5,910,592	6,009,500
Livingston International Inc.	Transportation: Cargo	Senior Secured Second Lien Term Loan LIBOR + 8.250%, 1.250% Floor(1) (3) (6) (11)	4/17/2020	2,658,504	2,655,885	2,579,919	0.3%
				2,658,504	2,655,885	2,579,919
Loar Group Inc.	Aerospace & Defense	Senior Secured Second Lien Term Loan LIBOR + 9.250%, 1.000% Floor(8)	7/12/2022	15,000,000	15,000,000	15,300,000	2.0%
				15,000,000	15,000,000	15,300,000
LSF9 Atlantis Holdings, LLC	Retail	Senior Secured First Lien Term Loan LIBOR + 6.000%, 1.000% Floor(4) (8)	5/1/2023	10,000,000	9,902,314	9,900,000	1.3%
				10,000,000	9,902,314	9,900,000
LTCG Holdings Corp.	Banking, Finance, Insurance & Real Estate	Senior Secured First Lien Term Loan LIBOR + 5.000%, 1.000% Floor(3)	6/6/2020	2,838,571	2,830,911	2,698,005	0.4%
				2,838,571	2,830,911	2,698,005
Magnetite XIX, Limited	Multi-Sector Holdings	Equity/Warrant (1) (4) (6)		—	12,250,000	12,250,000	1.6%
				—	12,250,000	12,250,000
MND Holdings III Corp.	Consumer Goods: Durable	Senior Secured First Lien Term Loan LIBOR + 4.500%, 1.000% Floor(3) (4)	6/19/2024	1,900,000	1,890,530	1,890,500	0.2%
				1,900,000	1,890,530	1,890,500
Nathan's Famous Inc.	Beverage & Food	Senior Secured First Lien Note 10.000%	3/15/2020	7,000,000	7,000,000	7,460,320	1.0%
				7,000,000	7,000,000	7,460,320
Nation Safe Drivers Holdings, Inc.	Banking, Finance, Insurance & Real Estate	Senior Secured Second Lien Term Loan LIBOR + 8.000%, 2.000% Floor(3) (4)	9/29/2020	20,676,479	20,676,479	20,883,243	2.7%
				20,676,479	20,676,479	20,883,243
New Media Holdings II, LLC	Media: Advertising, Printing & Publishing	Senior Secured First Lien Term Loan LIBOR + 6.250%, 1.000% Floor(3) (4) (11)	6/4/2020	17,951,860	17,940,184	17,839,661	2.4%
				17,951,860	17,940,184	17,839,661
Novetta Solutions, LLC	High Tech Industries	Senior Secured Second Lien Term Loan LIBOR + 8.500%, 1.000% Floor(3)	10/16/2023	11,000,000	10,910,450	10,689,140	1.4%
				11,000,000	10,910,450	10,689,140
Nuspire, LLC	High Tech Industries	Senior Secured First Lien Term Loan LIBOR + 6.500%, 1.000% Floor(3) (4) (5)	11/8/2022	6,310,000	6,310,000	6,310,000	0.8%
				6,310,000	6,310,000	6,310,000
Omnitracs, Inc.	Telecommunications	Senior Secured Second Lien Term Loan LIBOR + 7.750%, 1.000% Floor(3)	5/25/2021	7,000,000	7,010,132	7,000,000	0.9%
				7,000,000	7,010,132	7,000,000
Oxford Mining Company, LLC	Metals & Mining	Senior Secured First Lien Term Loan LIBOR + 8.500%, 0.750% Floor, 3.000% PIK(3) (4)	12/31/2018	20,988,977	20,988,977	21,024,239	2.7%
				20,988,977	20,988,977	21,024,239
Path Medical, LLC	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loan LIBOR + 9.500%, 1.000% Floor(4) (8)	10/11/2021	15,225,737	14,684,974	15,124,333	2.0%
		Warrants (4) (7)		—	669,709	141,751	0.0%
				15,225,737	15,354,683	15,266,084

Company(1)	Industry	Type of Investment	Maturity	Par Amount	Cost	Fair Value	% of Net Assets(2)
Payless Inc.	Retail	Senior Secured Second Lien Term Loan LIBOR + 7.500%, 1.000% Floor(3) (14)	3/11/2022	6,000,000	6,012,482	543,120	0.1%
				6,000,000	6,012,482	543,120
Petco Animal Supplies, Inc.	Retail	Senior Secured First Lien Term Loan LIBOR + 3.000%, 1.000% Floor(3) (11)	1/26/2023	1,994,949	1,841,062	1,800,442	0.2%
				1,994,949	1,841,062	1,800,442
PetroChoice Holdings, Inc.	Chemicals, Plastics & Rubber	Senior Secured Second Lien Term Loan LIBOR + 8.750%, 1.000% Floor(3) (4) (11)	9/3/2023	9,000,000	9,000,000	9,000,000	1.2%
				9,000,000	9,000,000	9,000,000
Preferred Proppants, LLC	Energy: Oil & Gas	Senior Secured First Lien Term Loan LIBOR + 5.750%, 1.000% Floor(3) (11)	7/27/2020	3,959,288	2,845,164	3,340,649	0.4%
				3,959,288	2,845,164	3,340,649
Press Ganey Holdings, Inc	Healthcare & Pharmaceuticals	Senior Secured Second Lien Term Loan LIBOR + 7.250%, 1.000% Floor(8) (11)	10/21/2024	6,500,000	6,474,405	6,522,035	0.9%
				6,500,000	6,474,405	6,522,035
PT Network, LLC	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loan LIBOR + 6.500%, 1.000% Floor(3) (4) (5)	11/30/2021	5,793,750	5,793,750	5,793,750	0.8%
				5,793,750	5,793,750	5,793,750
Reddy Ice Corporation	Beverage & Food	Senior Secured Second Lien Term Loan LIBOR + 9.500%, 1.250% Floor(3) (4)	10/1/2019	2,000,000	2,000,000	1,880,000	0.2%
				2,000,000	2,000,000	1,880,000
Research Now Group, Inc.	Services: Business	Senior Secured Second Lien Term Loan LIBOR + 8.750%, 1.000% Floor(3)	3/18/2022	15,000,000	15,000,000	15,000,000	1.9%
				15,000,000	15,000,000	15,000,000
Resolute Investment Managers, Inc.	Banking, Finance, Insurance & Real Estate	Senior Secured Second Lien Term Loan LIBOR + 8.750%, 1.000% Floor(3) (11)	4/30/2023	6,000,000	5,910,866	6,000,000	0.8%
				6,000,000	5,910,866	6,000,000
Rhombus Cinema Holdings, LP	Media: Diversified & Production	Preferred Equity 10.000% PIK(4) (6)		—	4,584,207	5,346,249	0.7%
		Equity (4) (6) (7)		—	3,162,793	3,835,540	0.6%
				—	7,747,000	9,181,789
SavATree, LLC	Environmental Industries	Senior Secured First Lien Term Loan LIBOR + 5.250%, 1.000% Floor(4) (5) (8)	6/2/2022	2,888,889	2,888,889	2,888,889	0.4%
				2,888,889	2,888,889	2,888,889
Ship Supply Acquisition Corporation	Services: Business	Senior Secured First Lien Term Loan LIBOR + 8.000%, 1.000% Floor(4) (8)	7/31/2020	22,812,500	22,812,500	21,883,803	2.8%
				22,812,500	22,812,500	21,883,803
Simplified Logistics, LLC	Services: Business	Senior Secured First Lien Term Loan LIBOR + 6.500%, 1.000% Floor(3) (4)	2/28/2022	7,481,250	7,481,250	7,481,250	1.0%
				7,481,250	7,481,250	7,481,250
Sizzling Platter, LLC	Hotel, Gaming & Leisure	Senior Secured First Lien Term Loan LIBOR + 7.500%, 1.000% Floor(3)	4/28/2020	15,000,000	15,000,000	15,000,000	1.9%
				15,000,000	15,000,000	15,000,000
SMART Financial Operations, LLC	Retail	Senior Secured First Lien Term Loan LIBOR + 10.000%, 1.000% Floor(3) (4) (5)	11/22/2021	3,700,000	3,700,000	3,700,000	0.5%
		Equity (4) (6) (7)		—	1,000,000	1,000,000	0.1%
				3,700,000	4,700,000	4,700,000
Southwest Dealer Services, Inc.	Automotive	Senior Secured First Lien Term Loan LIBOR + 6.000%, 1.000% Floor(3) (4)	6/2/2022	4,900,000	4,900,000	4,900,000	0.6%
				4,900,000	4,900,000	4,900,000

Company(1)	Industry	Type of Investment	Maturity	Par Amount	Cost	Fair Value	% of Net Assets(2)
SRS Software, LLC	High Tech Industries	Senior Secured First Lien Term Loan LIBOR + 7.000%, 1.000% Floor(4) (5) (8)	2/17/2022	19,451,250	19,451,250	19,451,250	2.5%
				19,451,250	19,451,250	19,451,250
Survey Sampling International, LLC	Services: Business	Senior Secured Second Lien Term Loan LIBOR + 9.000%, 1.000% Floor(3) (4)	12/16/2021	24,000,000	24,000,000	24,000,000	3.1%
				24,000,000	24,000,000	24,000,000
TCH-2 Holdings, LLC	Hotel, Gaming & Leisure	Senior Secured Second Lien Term Loan LIBOR + 7.750%, 1.000% Floor(8) (11)	11/6/2021	3,636,364	3,599,751	3,640,836	0.5%
				3,636,364	3,599,751	3,640,836
Techniplas, LLC	Automotive	Senior Secured First Lien Note 10.000%(9) (13)	5/1/2020	6,000,000	6,000,000	5,174,760	0.7%
				6,000,000	6,000,000	5,174,760
The Garretson Resolution Group, Inc.	Services: Business	Senior Secured First Lien Term Loan LIBOR + 6.500%, 1.000% Floor(3) (4)	5/22/2021	9,500,000	9,466,573	9,560,230	1.2%
				9,500,000	9,466,573	9,560,230
Touchtunes Interactive Networks, Inc.	Media: Diversified & Production	Senior Secured Second Lien Term Loan LIBOR + 8.250%, 1.000% Floor(3) (4) (11)	5/27/2022	7,500,000	7,500,000	7,462,500	1.0%
				7,500,000	7,500,000	7,462,500
Transocean Phoenix 2 Ltd.	Energy: Oil & Gas	Senior Secured First Lien Note 7.750%(4) (9) (13)	10/15/2024	7,125,000	7,018,130	7,560,623	1.0%
				7,125,000	7,018,130	7,560,623
Truco Enterprises, LP	Beverage & Food	Senior Secured First Lien Term Loan LIBOR + 7.220%, 1.000% Floor(4) (8)	4/26/2021	9,899,160	9,899,160	9,899,160	1.3%
				9,899,160	9,899,160	9,899,160
True Religion Apparel, Inc.	Retail	Senior Secured Second Lien Term Loan LIBOR + 10.000%, 1.000% Floor(3) (14)	1/30/2020	4,000,000	3,912,145	—	0.0%
				4,000,000	3,912,145	—
U.S. Auto Sales Inc.	Banking, Finance, Insurance & Real Estate	Senior Secured Second Lien Term Loan LIBOR + 11.750%, 1.000% Floor(4) (8) (12)	6/8/2020	5,500,000	5,500,000	5,497,140	0.7%
				5,500,000	5,500,000	5,497,140
U.S. Well Services, LLC	Energy: Oil & Gas	Warrants (7)	2/21/2019	—	173	—	0.0%
				—	173	—
Valence Surface Technologies, Inc.	Aerospace & Defense	Senior Secured First Lien Term Loan LIBOR + 5.500%, 1.000% Floor(3) (4) (8)	6/13/2019	4,192,638	4,181,646	4,114,320	0.5%
				4,192,638	4,181,646	4,114,320
Velocity Pooling Vehicle, LLC	Automotive	Senior Secured Second Lien Term Loan LIBOR + 7.250%, 1.000% Floor(3) (4)	5/13/2022	20,625,000	18,557,354	9,910,106	1.3%
				20,625,000	18,557,354	9,910,106
Verso Corporation	Media: Advertising, Printing & Publishing	Common Stock (7) (15)		—	2,238,108	874,727	0.1%
				—	2,238,108	874,727
VOYA CLO 2016-2, LTD.	Multi-Sector Holdings	Subordinated Note 13.455% effective yield(1) (4) (6) (9) (10)	7/19/2028	22,842,661	19,208,838	16,535,802	2.1%
				22,842,661	19,208,838	16,535,802
Watermill-QMC Holdings, Corp.	Automotive	Partnership Interest (4) (6) (7)		—	902,277	1,170,254	0.2%
				—	902,277	1,170,254
Z Gallerie, LLC	Retail	Senior Secured First Lien Term Loan LIBOR + 6.500%, 1.000% Floor(4) (8)	10/8/2020	4,658,816	4,628,043	4,658,816	0.6%
				4,658,816	4,628,043	4,658,816

Total non-controlled/non-affiliated investments					$964,292,419	$929,630,491	120.6%

Company(1)	Industry	Type of Investment	Maturity	Par Amount	Cost	Fair Value	% of Net Assets(2)
Controlled/affiliated investments – 17.3%(16)
Access Media Holdings, LLC	Media: Broadcasting & Subscription	Senior Secured First Lien Term Loan 5.000%, 5.000% PIK(4)	7/22/2020	7,205,496	7,205,496	7,205,496	0.9%
		Common Stock (4) (6) (7)		—	—	—	0.0%
		Preferred Equity Series A (4) (6) (7)		—	1,400,000	—	0.0%
		Preferred Equity Series AA (4) (6) (7)		—	700,000	—	0.0%
		Preferred Equity Series AAA (4) (6) (7)		—	183,400	183,400	0.0%
				7,205,496	9,488,896	7,388,896
Capstone Nutrition, Inc.	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loan LIBOR + 12.500%, 1.000% Floor, PIK(4) (8) (14)	4/28/2019	27,110,326	22,489,085	19,190,857	2.5%
		Common Stock (4) (7)		—	9	—	0.0%
		Common Stock, Class B (4) (7)		—	—	—	0.0%
		Common Stock, Class C (4) (7)		—	300,002	—	0.0%
				27,110,326	22,789,096	19,190,857
MCM Capital Office Park Holdings LLC	Banking, Finance, Insurance & Real Estate	Equity (6) (7)		—	7,188,312	7,188,312	0.9%
				—	7,188,312	7,188,312
Nomida, LLC	Construction & Building	Senior Secured First Lien Term Loan 10.000%(6)	12/1/2020	8,100,000	8,100,000	8,100,000	1.1%
		Equity (6) (7)		—	5,400,000	5,400,000	0.7%
				8,100,000	13,500,000	13,500,000
Sierra Senior Loan Strategy JV I LLC	Multi-Sector Holdings	Equity (6)		72,991,250	72,991,250	71,795,680	9.3%
				72,991,250	72,991,250	71,795,680
TwentyEighty, Inc.	Services: Business	Senior Secured First Lien Term Loan 1.000%, 7.000% PIK(3)	3/31/2020	6,465,234	6,465,234	6,465,234	0.8%
		Senior Secured First Lien Term Loan 0.250%, 8.750% PIK(3)	3/31/2020	5,860,573	5,261,070	5,151,327	0.7%
		Senior Secured First Lien Term Loan LIBOR + 3.500%, 1.000% Floor, 4.500% PIK(3) (5)	3/31/2020	3,028,284	3,011,700	3,028,284	0.4%
		Equity/Warrants (6) (7)		—	—	—	0.0%
				15,354,091	14,738,004	14,644,845

Total controlled/affiliated investments					$140,695,558	$133,708,590	17.3%

Money market fund – 2.5%
Federated Institutional Prime Obligations Fund		Money Market 1.10%		19,065,321	$19,065,321	$19,065,321	2.5%
Total money market fund				19,065,321	$19,065,321	$19,065,321	2.5%

Derivative Instrument - Long Exposure					Initial Notional Cost	Unrealized Appreciation / (Depreciation)
Total return swap with Citibank, N.A. (Note 5)		Total Return Swap			$238,945,746	$(3,451,060)	0.5%
Total derivative instrument - long exposure					$238,945,746	$(3,451,060)	0.5%

(1)
All of the Company's investments are domiciled in the United States except for Livingston International Inc., which is domiciled in Canada, and AMMC CLO 17, Limited Series 2015-17A, Apidos CLO XXIV, Series 2016-24A, Dryden 38 Senior Loan Fund, Series 2015-38A, Dryden 43 Senior Loan Fund, Series 2016-43A, Dryden 49 Senior Loan Fund, 2017-49A, Magnetite XIX, Limited and VOYA CLO 2016-2, LTD., each of which are domiciled in the Cayman Islands. All foreign investments were denominated in US Dollars.

(2)	Percentage is based on net assets of $769,974,737 as of June 30, 2017.
(3)
The interest rate on these loans is subject to a base rate plus 3 Month “3M” LIBOR, which at June 30, 2017 was 1.30%. As the interest rate is subject to a minimum LIBOR floor, which was greater than the 3M LIBOR rate at June 30, 2017, the prevailing rate in effect at June 30, 2017 was the base rate plus the LIBOR floor.

(4)	An affiliated fund that is managed by an affiliate of SIC Advisors LLC also holds an investment in this security.
(5)	The investment has an unfunded commitment as of June 30, 2017. For further details see Note 11. Fair value includes an analysis of the unfunded commitment.
(6)	The investment is not a qualifying asset under Section 55 of the Investment Company Act of 1940 (the "1940 Act"). Non-qualifying assets represent 18.0% of the Company's portfolio at fair value.
(7)	Security is non-income producing.
(8)
The interest rate on these loans is subject to a base rate plus 1 Month "1M" LIBOR, which at June 30, 2017 was 1.22%. As the interest rate is subject to a minimum LIBOR floor, which was greater than the 1M LIBOR rate at June 30, 2017, the prevailing rate in effect at June 30, 2017 was the base rate plus the LIBOR floor.

(9)
Securities are exempt from registration under Rule 144A of the Securities Act of 1933. These securities represent a fair value of $105,553,278 or 13.7% of net assets as of June 30, 2017 and are considered restricted.

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

(11)
Security is also held in the underlying portfolio of the total return swap with Citibank, N.A. (see Note 5). The Company's total exposure to Asurion Corp., Imagine! Print Solutions, Inc., Isola USA Corp., Keystone Acquisition Corp., Livingston International, Inc., New Media Holdings II, LLC, Petco Animal Supplies, Inc., PetroChoice Holdings, LLC, Preferred Proppants, LLC, Press Ganey Holdings, Inc, Resolute Investment Managers, Inc., TCH-2 Holdings, LLC, and Touchtunes Interactive Networks, Inc. is $9,957,916 or 1.3%, $14,755,750 or 1.9%, $8,370,141 or 1.1%, $9,206,000 or 1.2%, $4,549,362 or 0.6%, $18,792,036 or 2.4%, $10,562,327 or 1.4%, $13,987,342 or 1.8%, $6,167,628 or 0.8%, $12,994,535 or 1.7%, $7,923,879 or 1.0%, $9,802,967 or 1.3%, and $8,418,438 or 1.1%, respectively, of net assets as of June 30, 2017.

(12)	A portion of this investment was sold via a participation agreement.
(13)	Represents securities in Level 2 in the ASC 820 table (see Note 4).
(14)	The investment was on non-accrual status as of June 30, 2017.
(15)	Represents securities in Level 1 in the ASC 820 table (see Note 4).
(16)	Control Investments are defined by the 1940 Act as investments in companies in which the Company owns more than 25% of the voting securities or maintains greater than 50% of the board representation.

Sierra Income Corporation
Consolidated Schedule of Investments
As of December 31, 2016

Company(1)	Industry	Type of Investment	Maturity	Par Amount	Cost	Fair Value	% of Net Assets(2)
Non-controlled/non-affiliated investments – 114.5%
AAAHI Acquisition Corporation	Transportation: Consumer	Senior Secured First Lien Term Loan LIBOR + 7.000%, 1.000% Floor(3)(4)(5)	12/15/2021	$7,280,374	$7,280,374	$7,280,374	0.9%
				7,280,374	7,280,374	7,280,374
AAR Intermediate Holdings, LLC	Energy: Oil & Gas	Senior Secured First Lien Term Loan LIBOR + 5.000%, 1.000% Floor(3) (4) (5)	9/30/2021	150,935	150,935	150,935	0.0%
		Senior Secured First Lien Term Loan LIBOR + 5.000%, 1.000% Floor(3) (4)	9/30/2021	3,144,481	3,144,481	3,144,481	0.4%
		Senior Secured First Lien Term Loan LIBOR + 8.000%, 1.000% Floor, PIK(3) (4)	9/30/2021	6,457,851	5,254,799	5,211,292	0.7%
		Membership Units (4) (6) (7)		—	—	—	0.0%
				9,753,267	8,550,215	8,506,708
Access Media Holdings, LLC	Media: Broadcasting & Subscription	Senior Secured First Lien Term Loan 5.000%, 5.000% PIK(4)	7/22/2020	7,026,014	7,026,014	6,868,420	0.9%
		Common Stock (4) (6) (7)		—	—	—	0.0%
		Preferred Equity Series A (4) (6) (7)		—	1,400,000	—	0.0%
		Preferred Equity Series AA (4) (6) (7)		—	647,500	—	0.0%
				7,026,014	9,073,514	6,868,420
Advanced Diagnostic Holdings, LLC	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loan LIBOR + 8.750%, 0.875% Floor(3) (4)	12/11/2020	15,262,608	15,262,608	15,567,860	2.0%
				15,262,608	15,262,608	15,567,860
Alpha Media LLC	Media: Broadcasting & Subscription	Senior Secured First Lien Term Loan LIBOR 5 6.000%, 1.000% Floor(8)(5)	2/25/2022	9,384,375	9,012,061	8,962,078	1.2%
				9,384,375	9,012,061	8,962,078
Amerijet Holdings Inc.	Transportation: Cargo	Senior Secured First Lien Term Loan LIBOR + 8.000%, 1.000% Floor(3) (4)	7/15/2021	16,087,500	16,087,500	16,087,500	2.1%
				16,087,500	16,087,500	16,087,500
AMMC CLO 17, Limited Series 2015-17A	Multi-Sector Holdings	Subordinated Note 21.670% effective yield(6) (9) (10)	11/15/2027	5,000,000	3,553,568	4,181,250	0.5%
				5,000,000	3,553,568	4,181,250
Anaren, Inc.	Aerospace & Defense	Senior Secured Second Lien Term Loan LIBOR + 8.250%, 1.000% Floor(3)	8/18/2021	10,000,000	9,929,667	10,002,500	1.3%
				10,000,000	9,929,667	10,002,500
APCO Holdings, Inc.	Automotive	Senior Secured First Lien Term Loan LIBOR + 6.000%, 1.000% Floor(4) (8)	1/31/2022	4,351,318	4,236,463	4,369,201	0.6%
				4,351,318	4,236,463	4,369,201
Apidos CLO XXIV, Series 2016-24A	Multi-Sector Holdings	Subordinated Note 16.535% effective yield(4) (6) (9) (10)	1/20/2023	25,471,800	21,625,558	21,977,069	2.8%
				25,471,800	21,625,558	21,977,069
Associated Asphalt Partners, LLC	Chemicals, Plastics & Rubber	Senior Secured First Lien Note 8.500%(9)	2/15/2018	1,778,000	1,782,303	1,795,780	0.2%
				1,778,000	1,782,303	1,795,780
Astro AB Borrower, Inc.	Banking, Finance, Insurance & Real Estate	Senior Secured Second Lien Term Loan LIBOR + 8.750%, 1.000% Floor(3)(11)	4/30/2023	6,000,000	5,898,052	6,060,000	0.8%
				6,000,000	5,898,052	6,060,000

Company(1)	Industry	Type of Investment	Maturity	Par Amount	Cost	Fair Value	% of Net Assets(2)
Asurion, LLC	Banking, Finance, Insurance & Real Estate	Senior Secured Second Lien Term Loan LIBOR + 7.500%, 1.000% Floor(3)(11)	3/3/2021	7,000,000	6,952,364	7,087,500	0.9%
				7,000,000	6,952,364	7,087,500
Atrium Innovations, Inc.	Healthcare & Pharmaceuticals	Senior Secured Second Lien Term Loan LIBOR + 6.750%, 1.000% Floor (1)(3)(6)	8/13/2021	5,000,000	4,982,828	5,000,000	0.6%
				5,000,000	4,982,828	5,000,000
Aviation Technical Services, Inc.	Aerospace & Defense	Senior Secured Second Lien Term Loan LIBOR + 8.500%, 1.000% Floor(3)(4)(17)	3/31/2022	25,000,000	25,000,000	25,500,000	3.3%
				25,000,000	25,000,000	25,500,000
Backcountry.com, LLC	Retail	Senior Secured First Lien Term Loan LIBOR + 7.250%, 1.000% Floor(3) (4) (17)	6/30/2020	34,589,843	34,589,843	34,935,742	4.5%
				34,589,843	34,589,843	34,935,742
Birch Communications, Inc.	Telecommunications	Senior Secured First Lien Term Loan LIBOR + 7.250%, 1.000% Floor(4) (8)	7/17/2020	13,816,112	13,647,092	13,633,601	1.8%
				13,816,112	13,647,092	13,633,601
Black Angus Steakhouses LLC	Hotel, Gaming & Leisure	Revolving Credit Facility LIBOR + 9.000%, 1.000% Floor(3) (4) (5) (17)	4/24/2020	669,643	669,643	613,326	0.1%
		Senior Secured First Lien Term Loan LIBOR + 9.000%, 1.000% Floor(3) (4) (17)	4/24/2020	19,637,277	19,637,277	19,141,828	2.5%
				20,306,920	20,306,920	19,755,154
Brundage-Bone Concrete Pumping, Inc.	Construction & Building	Senior Secured First Lien Note 10.375%(9)	9/1/2021	7,500,000	7,607,418	8,025,000	1.0%
				7,500,000	7,607,418	8,025,000
Charming Charlie LLC	Retail	Senior Secured First Lien Term Loan LIBOR + 8.000%, 1.000% Floor(3)	12/24/2019	7,908,765	7,920,847	6,334,209	0.8%
				7,908,765	7,920,847	6,334,209
ConvergeOne Holdings Corp.(11)	Telecommunications	Senior Secured Second Lien Term Loan LIBOR + 9.000%, 1.000% Floor(3) (4)	6/17/2021	12,500,000	12,410,777	12,500,000	1.6%
				12,500,000	12,410,777	12,500,000
Cornerstone Chemical Company	Chemicals, Plastics & Rubber	Senior Secured First Lien Note 9.375%(9)	3/15/2018	4,970,000	4,874,178	4,963,788	0.6%
				4,970,000	4,874,178	4,963,788
CP Opco, LLC	Services: Consumer	Revolver LIBOR + 4.500%, 1.000% Floor(3) (4) (5)	3/31/2019	128,039	128,039	128,039	0.0%
		Revolver ABR + 3.500%, 3.750% Floor(3) (4) (5)	3/31/2019	210,935	210,935	210,935	0.0%
		Senior Secured First Lien Term Loan LIBOR + 6.500%, 1.000% Floor, PIK(3) (4)	3/31/2019	504,597	504,597	504,597	0.1%
		Senior Secured First Lien Term Loan LIBOR + 6.500%, 1.000% Floor, PIK(3) (4)	3/31/2019	210,249	210,249	210,249	0.0%
		Senior Secured First Lien Term Loan LIBOR + 9.500%, 1.000% Floor, PIK(3) (4) (12)	3/31/2019	1,487,033	717,016	743,516	0.1%
		Preferred Units LIBOR + 9.500%, 1.000% Floor, PIK(4) (12)	3/31/2019	205	—	—	0.0%
		Common Units (4) (7)		—	—	—	0.0%
				2,541,058	1,770,836	1,797,336
CRGT Inc.	High Tech Industries	Senior Secured First Lien Term Loan LIBOR + 6.500%, 1.000% Floor(4) (8)	12/19/2020	3,966,456	3,966,456	3,966,456	0.5%
				3,966,456	3,966,456	3,966,456

Company(1)	Industry	Type of Investment	Maturity	Par Amount	Cost	Fair Value	% of Net Assets(2)
DHISCO Electronic Distribution, Inc.	Hotel, Gaming & Leisure	Senior Secured First Lien Term Loan LIBOR + 6.500%, 1.500% Floor(3) (4)	11/10/2019	2,380,952	2,380,952	2,380,952	0.3%
		Senior Secured First Lien Term Loan LIBOR + 11.250% PIK, 1.500% Floor(3) (4) (12)	11/10/2019	6,680,333	2,940,892	2,956,515	0.4%
		Senior Secured First Lien Term Loan LIBOR + 9.000% PIK, 1.500% Floor(3) (4)	11/10/2019	8,369,792	8,369,792	8,369,792	1.1%
		Senior Secured First Lien Term Loan LIBOR + 10.250%, PIK 1.500% Floor(3) (4)	11/10/2019	7,177,827	7,177,827	7,177,827	0.9%
		Common Units, Class A (4) (7)		—	769,231	—	0.0%
				24,608,904	21,638,694	20,885,086
Drew Marine Partners, LP	Transportation: Cargo	Senior Secured Second Lien Term Loan LIBOR + 7.000%, 1.000% Floor(3)	5/19/2021	10,000,000	10,054,556	9,872,800	1.3%
				10,000,000	10,054,556	9,872,800
Dryden 38 Senior Loan Fund - Series 2015-38A	Multi-Sector Holdings	Subordinated Note 17.689% effective yield(6) (9) (10)	7/15/2027	7,000,000	5,011,083	5,225,150	0.7%
				7,000,000	5,011,083	5,225,150
Dryden 43 Senior Loan Fund - Series 2016-43A	Multi-Sector Holdings	Subordinated Note 18.086% effective yield(4) (6) (9) (10)	7/20/2029	3,620,000	2,932,200	3,250,579	0.4%
				3,620,000	2,932,200	3,250,579
Dryden 49 Senior Loan Fund	Multi-Sector Holdings	Preferred Shares(4) (6)		—	14,500,000	14,500,000	1.9%
				—	14,500,000	14,500,000
Dynamic Energy Services International LLC	Energy: Oil & Gas	Senior Secured First Lien Term Loan 13.500% PIK + LIBOR(4) (8)	3/6/2018	8,662,161	8,662,161	7,373,318	1.0%
				8,662,161	8,662,161	7,373,318
EarthLink, Inc.	Telecommunications	Senior Secured First Lien Note 7.375%(6) (9) (13)	6/1/2020	2,450,000	2,442,601	2,575,563	0.3%
				2,450,000	2,442,601	2,575,563
Elite Comfort Solutions LLC	Chemicals, Plastics & Rubber	Senior Secured First Lien Term Loan LIBOR + 6.500%, 1.000% Floor(3) (5)	1/15/2021	8,858,643	8,858,643	8,966,622	1.2%
				8,858,643	8,858,643	8,966,622
First Boston Construction Holdings, LLC	Banking, Finance, Insurance & Real Estate	Senior Secured First Lien Note 12.000%(4) (5)	12/31/2020	6,105,000	6,105,000	6,105,000	0.8%
		Preferred Equity (4) (7)		—	1,526,250	1,526,250	0.2%
				6,105,000	7,631,250	7,631,250
FKI Security Group, LLC	Capital Equipment	Senior Secured First Lien Term Loan LIBOR + 8.500%, 1.000% Floor(3) (4)	3/30/2020	11,937,500	11,937,500	12,088,629	1.6%
				11,937,500	11,937,500	12,088,629
Frontier Communications Corp.	Telecommunications	Senior Secured First Lien Note 10.500%(6) (9) (13)	9/15/2022	2,000,000	2,000,000	2,107,500	0.3%
				2,000,000	2,000,000	2,107,500
Gastar Exploration Inc.	Energy: Oil & Gas	Senior Secured First Lien Note 8.625%(9) (13)	5/15/2018	5,400,000	5,405,735	5,325,750	0.7%
				5,400,000	5,405,735	5,325,750
Genex Holdings, Inc.	Banking, Finance, Insurance & Real Estate	Senior Secured Second Lien Term Loan LIBOR + 7.750%, 1.000% Floor(3)(11)	5/30/2022	9,500,000	9,525,097	9,500,000	1.2%
				9,500,000	9,525,097	9,500,000
GK Holdings, Inc.	Services: Business	Senior Secured Second Lien Term Loan LIBOR + 9.500%, 1.000% Floor(3)	1/30/2022	10,000,000	10,000,000	10,200,000	1.3%
				10,000,000	10,000,000	10,200,000
Green Field Energy Services, Inc.	Energy: Oil & Gas	Senior Secured First Lien Note 13.000%(4) (9) (12)	11/15/2016	766,615	754,615	157,156	0.0%

Company(1)	Industry	Type of Investment	Maturity	Par Amount	Cost	Fair Value	% of Net Assets(2)
		Warrants (4) (7)		—	29,000	—	0.0%
				766,615	783,615	157,156
HBC Holdings LLC	Wholesale	Senior Secured First Lien Term Loan LIBOR + 5.750%, 1.000% Floor(3) (4)	3/30/2020	13,162,500	13,162,500	12,461,860	1.6%
				13,162,500	13,162,500	12,461,860
Heligear Acquisition Co.	Aerospace & Defense	Senior Secured First Lien Note 10.250%(4) (9)	10/15/2019	15,000,000	15,000,000	15,785,550	2.0%
				15,000,000	15,000,000	15,785,550
Hill International, Inc.	Construction & Building	Senior Secured First Lien Term Loan LIBOR + 6.750%, 1.000% Floor(3) (4) (17)	9/28/2020	16,617,500	16,617,500	16,617,500	2.2%
				16,617,500	16,617,500	16,617,500
Holland Acquisition Corp.	Energy: Oil & Gas	Senior Secured First Lien Term Loan LIBOR + 9.000%, 1.000% Floor(3)	5/29/2018	4,515,605	4,482,170	2,791,682	0.4%
				4,515,605	4,482,170	2,791,682
Hylan Datacom & Electrical LLC	Construction & Building	Senior Secured First Lien Term Loan LIBOR + 7.500%, 1.000% Floor(3) (4)	7/25/2021	15,799,862	15,799,862	15,799,862	2.0%
				15,799,862	15,799,862	15,799,862
Ignite Restaurant Group, Inc.	Hotel, Gaming & Leisure	Senior Secured First Lien Term Loan LIBOR + 7.000%, 1.000% Floor(3)	2/13/2019	8,385,496	8,316,629	8,009,658	1.0%
				8,385,496	8,316,629	8,009,658
IHS Intermediate, Inc.	Services: Business	Senior Secured Second Lien Term Loan LIBOR + 8.250%, 1.000% Floor(3)	7/20/2022	25,000,000	25,000,000	25,163,250	3.3%
				25,000,000	25,000,000	25,163,250
Impact Sales, LLC	Services: Business	Senior Secured First Lien Term Loan LIBOR + 7.000%, 1.000% Floor(3) (4) (5)	12/30/2021	4,687,500	4,687,500	4,687,500	0.6%
				4,687,500	4,687,500	4,687,500
Interface Security Systems Holdings, Inc.	Services: Consumer	Senior Secured First Lien Note 9.250%(9)	1/15/2018	3,417,000	3,434,380	3,404,186	0.4%
				3,417,000	3,434,380	3,404,186
Invision Diversified, LLC	Services: Business	Senior Secured First Lien Term Loan LIBOR + 9.000%, 1.000% Floor(3) (4) (17)	6/30/2020	24,491,435	24,491,435	24,807,130	3.2%
				24,491,435	24,491,435	24,807,130
IronGate Energy Services, LLC	Energy: Oil & Gas	Senior Secured First Lien Note 11.000%(9) (12)	7/1/2018	3,000,000	2,973,811	975,000	0.1%
				3,000,000	2,973,811	975,000
Isola USA Corp.	High Tech Industries	Senior Secured First Lien Term Loan LIBOR + 8.250%, 1.000% Floor(3)(11)	11/29/2018	5,493,504	5,551,082	5,113,299	0.7%
				5,493,504	5,551,082	5,113,299
Jordan Reses Supply Company, LLC	Healthcare & Pharmaceuticals	Senior Secured Second Lien Term Loan LIBOR + 11.000%, 1.000% Floor(3) (4)	4/24/2020	5,000,000	5,000,000	5,050,000	0.7%
				5,000,000	5,000,000	5,050,000
Liquidnet Holdings, Inc.	Banking, Finance, Insurance & Real Estate	Senior Secured First Lien Term Loan LIBOR + 6.750%, 1.000% Floor(3)	5/22/2019	6,125,000	6,075,286	6,160,586	0.8%
				6,125,000	6,075,286	6,160,586
Livingston International Inc.	Transportation: Cargo	Senior Secured Second Lien Term Loan LIBOR + 8.250%, 1.250% Floor(3) (6) (11)	4/17/2020	2,658,504	2,655,528	2,532,757	0.3%
				2,658,504	2,655,528	2,532,757
Loar Group Inc.	Aerospace & Defense	Senior Secured Second Lien Term Loan LIBOR + 9.250%, 1.000% Floor(8)	7/12/2022	15,000,000	15,000,000	15,450,000	2.0%
				15,000,000	15,000,000	15,450,000

Company(1)	Industry	Type of Investment	Maturity	Par Amount	Cost	Fair Value	% of Net Assets(2)
LSF9 Atlantis Holdings, LLC	Retail	Senior Secured First Lien Term Loan LIBOR + 9.000%, 1.000% Floor(3) (4)	1/15/2021	9,625,000	9,546,319	9,739,634	1.3%
				9,625,000	9,546,319	9,739,634
LTCG Holdings Corp.	Banking, Finance, Insurance & Real Estate	Senior Secured First Lien Term Loan LIBOR + 5.000%, 1.000% Floor(3)	6/6/2020	2,838,571	2,829,766	2,664,170	0.3%
				2,838,571	2,829,766	2,664,170
Miller Heiman, Inc.	Services: Business	Senior Secured First Lien Term Loan LIBOR + 6.000%, 1.000% Floor(3) (12)	9/30/2019	23,593,750	23,593,750	12,976,563	1.7%
				23,593,750	23,593,750	12,976,563
Nathan's Famous, Inc.	Beverage & Food	Senior Secured First Lien Note 10.000%(13)	3/15/2020	7,000,000	7,000,000	7,612,500	1.0%
				7,000,000	7,000,000	7,612,500
Nation Safe Drivers Holdings, Inc.	Banking, Finance, Insurance & Real Estate	Senior Secured Second Lien Term Loan LIBOR + 8.000%, 2.000% Floor(3) (4)	9/29/2020	20,676,479	20,676,479	20,883,243	2.7%
				20,676,479	20,676,479	20,883,243
New Media Holdings II LLC	Media: Advertising, Printing & Publishing	Senior Secured First Lien Term Loan LIBOR + 6.250%, 1.000% Floor(3)	6/4/2020	18,043,921	18,029,645	18,043,921	2.3%
				18,043,921	18,029,645	18,043,921
Novetta Solutions, LLC	High Tech Industries	Senior Secured Second Lien Term Loan LIBOR + 8.500%, 1.000% Floor(3)	10/16/2023	11,000,000	10,905,938	10,499,170	1.4%
				11,000,000	10,905,938	10,499,170
Nuspire, LLC	High Tech Industries	Senior Secured First Lien Term Loan LIBOR + 6.500%, 1.000% Floor(3) (4) (5)	11/8/2021	—	—	—	0.0%
		Senior Secured First Lien Term Loan LIBOR + 6.500%, 1.000% Floor(3) (4)	11/8/2022	6,310,000	6,310,000	6,310,000	0.8%
				6,310,000	6,310,000	6,310,000
Omnitracs, Inc.	Telecommunications	Senior Secured Second Lien Term Loan LIBOR + 7.750%, 1.000% Floor(3)	5/25/2021	7,000,000	7,010,819	6,763,750	0.9%
				7,000,000	7,010,819	6,763,750
Oxford Mining Company, LLC	Metals & Mining	Senior Secured First Lien Term Loan LIBOR + 8.500%, 0.750% Floor, 3.000% PIK(3) (4)	12/31/2018	20,756,843	20,756,842	20,518,139	2.7%
				20,756,843	20,756,842	20,518,139
Path Medical, LLC	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loan LIBOR + 9.500%, 1.000% Floor(4) (8)	10/11/2021	16,195,000	15,560,824	15,542,666	2.0%
		Warrants (4) (7)		—	669,709	669,709	0.1%
				16,195,000	16,230,533	16,212,375
Payless Inc.	Retail	Senior Secured Second Lien Term Loan LIBOR + 7.500%, 1.000% Floor(3)	3/11/2022	6,000,000	6,014,579	900,000	0.1%
				6,000,000	6,014,579	900,000
Preferred Proppants, LLC	Construction & Building	Senior Secured First Lien Term Loan LIBOR + 5.750%, 1.000% Floor(3)(11)	7/27/2020	3,979,645	2,738,781	3,357,825	0.4%
				3,979,645	2,738,781	3,357,825
Press Ganey Holding, Inc.	Healthcare & Pharmaceuticals	Senior Secured Second Lien Term Loan LIBOR + 7.250%, 1.000% Floor(3)(11)	10/21/2024	6,500,000	6,473,059	6,472,505	0.8%
				6,500,000	6,473,059	6,472,505
PT Network, LLC	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loan LIBOR + 6.500%, 1.000% Floor(3) (4) (5)	11/30/2021	4,833,334	4,833,334	4,833,334	0.6%
				4,833,334	4,833,334	4,833,334
Reddy Ice Corporation	Beverage & Food	Senior Secured Second Lien Term Loan LIBOR + 9.500%, 1.250% Floor(4) (8)	11/1/2019	2,000,000	2,000,000	1,720,000	0.2%

Company(1)	Industry	Type of Investment	Maturity	Par Amount	Cost	Fair Value	% of Net Assets(2)
				2,000,000	2,000,000	1,720,000
Research Now Group, Inc.	Services: Business	Senior Secured Second Lien Term Loan LIBOR + 8.750%, 1.000% Floor(3)	3/18/2022	15,000,000	15,000,000	14,983,200	1.9%
				15,000,000	15,000,000	14,983,200
Response Team Holdings, LLC	Construction & Building	Preferred Equity 12% PIK(4) (6) (12)		—	3,384,734	967,238	0.1%
		Warrants (4) (6) (7)		—	257,407	—	0.0%
				—	3,642,141	967,238
Rhombus Cinema Holdings, LP	Media: Diversified & Production	Preferred Equity 10.000% PIK(4) (6)		—	4,584,207	5,051,193	0.7%
		Equity (4) (6) (7)		—	3,162,793	3,162,793	0.4%
				—	7,747,000	8,213,986
School Specialty, Inc.	Wholesale	Senior Secured First Lien Term Loan LIBOR + 8.500%, 1.000% Floor(3)	6/11/2019	9,198,434	9,169,670	9,198,434	1.2%
				9,198,434	9,169,670	9,198,434
Ship Supply Acquisition Corporation	Services: Business	Senior Secured First Lien Term Loan LIBOR + 8.000%, 1.000% Floor(3) (4)	7/31/2020	23,437,500	23,437,500	22,970,391	3.0%
				23,437,500	23,437,500	22,970,391
Sizzling Platter, LLC	Hotel, Gaming & Leisure	Senior Secured First Lien Term Loan LIBOR + 7.500%, 1.000% Floor(3)	4/28/2020	15,000,000	15,000,000	15,091,200	2.0%
				15,000,000	15,000,000	15,091,200
SMART Financial Operations, LLC	Retail	Senior Secured First Lien Term Loan LIBOR + 10.000%, 1.000% Floor(3) (4) (5)	11/22/2021	3,700,000	3,700,000	3,700,000	0.5%
		Equity (4) (7)		—	1,000,000	1,000,000	0.1%
				3,700,000	4,700,000	4,700,000
Southwest Dealer Services, Inc.	Automotive	Senior Secured First Lien Term Loan LIBOR + 6.000%, 1.000% Floor(3) (4) (17)	3/16/2020	2,538,823	2,538,823	2,535,878	0.3%
				2,538,823	2,538,823	2,535,878
Survey Sampling International, LLC	Services: Business	Senior Secured Second Lien Term Loan LIBOR + 9.000%, 1.000% Floor(3)	12/16/2021	24,000,000	24,000,000	24,000,000	3.1%
				24,000,000	24,000,000	24,000,000
Techniplas, LLC	Automotive	Senior Secured First Lien Note 10.000%(9)	5/1/2020	6,000,000	6,000,000	5,218,500	0.7%
				6,000,000	6,000,000	5,218,500
The Garretson Resolution Group, Inc.	Services: Business	Senior Secured First Lien Term Loan LIBOR + 6.500%, 1.000% Floor(3)	5/22/2021	9,625,000	9,587,577	9,663,115	1.2%
				9,625,000	9,587,577	9,663,115
Touchtunes Interactive Networks, Inc.	Media: Diversified & Production	Senior Secured Second Lien Term Loan LIBOR + 8.250%, 1.000% Floor(3)	5/27/2022	7,500,000	7,500,000	7,519,800	1.0%
				7,500,000	7,500,000	7,519,800
Transocean Phoenix 2 Ltd.	Energy: Oil & Gas	Senior Secured First Lien Note 7.750%(4) (9) (13)	10/15/2024	7,500,000	7,387,506	7,919,325	1.0%
				7,500,000	7,387,506	7,919,325
TravelCLICK, Inc.	Hotel, Gaming & Leisure	Senior Secured Second Lien Term Loan LIBOR + 7.750%, 1.000% Floor(3)(11)	11/6/2021	6,000,000	5,935,400	5,899,740	0.8%
				6,000,000	5,935,400	5,899,740
Truco Enterprises, LP	Beverage & Food	Senior Secured First Lien Term Loan 8.240% Fixed(4) (8)	4/26/2021	9,949,580	9,949,580	9,949,580	1.3%
				9,949,580	9,949,580	9,949,580
True Religion Apparel, Inc.	Retail	Senior Secured Second Lien Term Loan LIBOR + 10.000%, 1.000% Floor(3)	1/30/2020	4,000,000	3,899,083	—	0.0%
				4,000,000	3,899,083	—

Company(1)	Industry	Type of Investment	Maturity	Par Amount	Cost	Fair Value	% of Net Assets(2)
U.S. Auto Sales, Inc.	Banking, Finance, Insurance & Real Estate	Senior Secured Second Lien Term Loan LIBOR + 11.750%, 1.000% Floor(4) (8) (17)	6/5/2020	5,500,000	5,500,000	5,452,095	0.7%
				5,500,000	5,500,000	5,452,095
U.S. Well Services, LLC	Energy: Oil & Gas	Warrants (7)		—	173	—	0.0%
				—	173	—
Valence Surface Technologies, Inc.	Aerospace & Defense	Senior Secured First Lien Term Loan LIBOR + 5.500%, 1.000% Floor(4) (8)	6/13/2019	3,499,128	3,486,054	3,388,590	0.4%
				3,499,128	3,486,054	3,388,590
Velocity Pooling Vehicle, LLC	Automotive	Senior Secured Second Lien Term Loan LIBOR + 7.250%, 1.000% Floor(3) (4)	5/13/2022	20,625,000	18,591,706	10,996,425	1.4%
				20,625,000	18,591,706	10,996,425
Verso Corporation	Media: Advertising, Printing & Publishing	Common Stock (7) (15)		—	2,238,108	1,262,666	0.2%
				—	2,238,108	1,262,666
VOYA CLO 2016-2, LTD.	Multi-Sector Holdings	Subordinated Note 16.185% effective yield(6) (9) (10)	7/19/2028	22,842,661	19,918,800	20,551,542	2.7%
				22,842,661	19,918,800	20,551,542
Watermill-QMC Midco, Inc.	Automotive	Partnership Interest (4) (6) (7)		—	850,136	1,102,626	0.1%
				—	850,136	1,102,626
Z Gallerie, LLC	Retail	Senior Secured First Lien Term Loan LIBOR + 6.500%, 1.000% Floor(4) (8)	10/8/2020	4,682,646	4,645,211	4,682,647	0.6%
				4,682,646	4,645,211	4,682,647

Total non-controlled/non-affiliated investments					$921,626,572	$885,400,856	114.5%
Controlled/affiliated investments – 9.5%(16)
Capstone Nutrition	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loan LIBOR + 12.500%, 1.000% Floor, PIK(4) (8) (12)	4/28/2019	25,327,876	22,770,855	16,246,819	2.1%
		Common Stock (4) (7)		—	300,002	—	0.0%
		Common Stock, Class B (4) (7)		—	9	—	0.0%
		Common Stock, Class C (4) (7)		—	—	—	0.0%
				25,327,876	23,070,866	16,246,819
MCM Capital Office Park Holdings LLC	Banking, Finance, Insurance & Real Estate	Equity (6) (7)		—	7,500,000	7,500,000	1.0%
				—	7,500,000	7,500,000
Nomida LLC	Construction & Building	Equity (6) (7)		—	5,400,000	5,400,000	0.7%
		Senior Secured First Lien Term Loan 10.000%(6)	12/1/2020	8,100,000	8,100,000	8,100,000	1.0%
				8,100,000	13,500,000	13,500,000
Sierra Senior Loan Strategy JV I LLC	Multi-Sector Holdings	Equity(5)(6)		60,785,000	60,785,000	60,496,647	7.8%
				60,785,000	60,785,000	60,496,647
Total controlled/affiliated investments					$104,855,866	$97,743,466	12.6%
Money market fund – 3.0%
Federated Institutional Prime Obligations Fund		Money Market 0.49%(15)		22,966,981	22,966,981	22,966,981	3.0%
Total money market fund					$22,966,981	$22,966,981	3.0%

Derivative Instrument - Long Exposure					Notional Amount	Unrealized Appreciation (Depreciation)
Total return swap with Citibank, N.A. (Note 5)		Total Return Swap			227,513,679	(13,647,330)	1.8%
Total derivative instrument - long exposure					$227,513,679	$(13,647,330)	1.8%

___________________________________

(1)
All of the Company's investments are domiciled in the United States except for Livingston International Inc. and Atrium Innovations, Inc., which are domiciled in Canada, and AMMC CLO 17, Limited Series 2015-17A, Apidos CLO XXIV, Series 2016-24A, Dryden 38 Senior Loan Fund, Series 2015-38A, Dryden 43 Senior Loan Fund, Series 2016-43A, Dryden 49 Senior Loan Fund and VOYA CLO 2016-2, LTD. each of which are domiciled in the Cayman Islands. All foreign investments were denominated in US Dollars.

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
(8)
The interest rate on these loans is subject to a base rate plus 1 Month "1M" LIBOR, which at December 31, 2016 was 0.77%. As the interest rate is subject to a minimum LIBOR floor, which was greater than the 1M LIBOR rate at December 31, 2016, the prevailing rate in effect at December 31, 2016 was the base rate plus the LIBOR floor.

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
(14)
The interest rate on these loans is subject to a base rate plus 6 month "6M" LIBOR, which at December 31, 2016 was 1.32%. As the interest rate is subject to a minimum LIBOR floor, which was greater than the 6M LIBOR rate at December 31, 2016, the prevailing rate in effect at December 31, 2016 was the base rate plus the LIBOR floor.

(15)	Represents securities in Level 1 in the ASC 820 table (see Note 4).
(16)	Control Investments are defined by the 1940 Act as investments in companies in which the Company owns more than 25% of the voting securities or maintains greater than 50% of the board representation.
(17)	A portion of this investment was sold via a participation agreement.

See accompanying notes to consolidated financial statements.

SIERRA INCOME CORPORATION
Notes to Consolidated Financial Statements
June 30, 2017
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
On April 17, 2012, the Company successfully reached its minimum escrow requirement and officially commenced operations by issuing 1,108,033 shares of common stock to SIC Advisors for gross proceeds of $10,000,000. The Company’s offering period is currently scheduled to terminate on April 17, 2018, unless further extended. As of June 30, 2017, the Company has sold a total of 96,021,759 shares of common stock, which includes shares issued as part of the distribution reinvestment plan (see Note 13), for total proceeds of $1.0 billion, which includes the shares sold to SIC Advisors. The proceeds from the issuance of common stock are presented in the Company’s consolidated statements of changes in net assets and consolidated statements of cash flows and are presented net of selling commissions and dealer manager fees.
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

The Company holds debt investments that contain a payment-in-kind (PIK) interest provision. PIK interest, which represents contractually deferred interest added to the investment balance that is generally due at maturity, is recorded on an accrual basis to the extent such amounts are expected to be collected. PIK interest is not accrued if the Company does not expect the issuer to be able to pay all principal and interest when due. For the three and six months ended June 30, 2017, the Company earned $978,801 and $2,858,448 in PIK interest, respectively. For the three and six months ended June 30, 2016, the Company earned $1,913,901 and $3,486,531 in PIK interest, respectively.

Investment transactions are accounted for on a trade-date basis. Realized gains or losses on investments are measured by the difference between the net proceeds from the disposition and the amortized cost basis of investment, without regard to unrealized gains or losses previously recognized. During the three and six months ended June 30, 2017, the Company recognized $609,838 in realized gains and $10,761,496 in realized losses, respectively, related to certain non-cash restructuring transactions, which is recorded on the consolidated statements of operations as a component of net realized gain/(loss) from non-controlled/non-affiliated investments. During the three and six months ended June 30, 2016, the Company did not recognize any realized losses related to certain non-cash restructuring transactions. The Company reports changes in fair value of investments that are measured at fair value as a component of the net change in unrealized appreciation/(depreciation) on investments in the consolidated statements of operations. For total return swap transactions (see Note 5), periodic payments are received or made at the end of each settlement period, but prior to settlement are recorded as realized gains or losses on total return swap in the consolidated statements of operations.

Management reviews all loans that become 90 days or more past due on principal and interest or when there is reasonable doubt that principal or interest will be collected for possible placement on management's designation of non-accrual status. Accrued interest is generally reserved when a loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment regarding collectability. Non-accrual loans are restored to accrual status when past due principal and interest is paid and, in management’s judgment, are likely to remain current, although the Company may make exceptions to this general rule if the loan has sufficient collateral value and is in the process of collection. As of June 30, 2017, eight portfolio companies were on non-accrual status with a cost of $58,070,001 and a fair value of $35,006,007, or 3.29% of the fair value of the Company's portfolio. As of December 31, 2016, seven portfolio companies were on non-accrual status with a cost of $57,135,673 and a fair value of $35,022,807, or 3.56% of the fair value of the Company's portfolio.

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

The methodologies and information that the Company utilizes when applying the Market Approach for performing investments includes, among other things:

•	valuations of comparable public companies (“Guideline Comparable Approach”);

•	recent sales of private and public comparable companies (“Guideline Comparable Approach”);

•	recent acquisition prices of the company, debt securities or equity securities (“Acquisition Price Approach”);

•	external valuations of the portfolio company, offers from third parties to buy the company (“Estimated Sales Proceeds Approach”);

•	subsequent sales made by the company of its investments (“Expected Sales Proceeds Approach”); and

•	estimating the value to potential buyers.

The methodologies and information that the Company utilizes when applying the Income Approach for performing investments includes:

•	discounting the forecasted cash flows of the portfolio company or securities (“Discounted Cash Flow” or “DCF” Approach); and

•	Black-Scholes model or simulation models or a combination thereof (Income Approach – Option Model) with respect to the valuation of warrants.

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

U.S. Federal Income Taxes
The Company has elected to be treated as a RIC under Subchapter M of the Code and operate in a manner so as to continue to qualify for the tax treatment applicable to RICs. In order to continue to qualify as a RIC, among other things, the Company is required to meet certain source of income and asset diversification requirements and timely distribute to its stockholders at least 90% of the sum of its investment company taxable income ("ICTI") including PIK, as defined by the Code, and net tax-exempt interest income (which is the excess of the Company’s gross tax-exempt interest income over certain disallowed deductions) for each taxable year in order to be eligible for tax treatment under subchapter M of the Code. Depending on the level of ICTI earned in a tax year, the Company may choose to carry forward ICTI in excess of current year dividend distributions into the next tax year. Any such carryover ICTI must be distributed before the end of that next tax year through a dividend declared prior to filing the final tax return related to the year which generated such ICTI.
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
The Company’s Taxable Subsidiaries accrue income taxes payable based on the applicable corporate rates on the unrealized gains generated by the investments held by the Taxable Subsidiaries. As of June 30, 2017 and December 31, 2016, the Company recorded a deferred tax liability of $578,940 and $244,622, respectively, on the consolidated statements of assets and liabilities. The change in deferred tax liabilities is included as a component of net gain/(loss) on investments and total return swap on investments in the consolidated statements of operations.
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

The Company accounts for income taxes in conformity with ASC Topic 740 - Income Taxes (“ASC 740”). ASC 740 provides guidelines for how uncertain tax positions should be recognized, measured, presented and disclosed in financial statements. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions deemed to meet the “more-likely-than-not” threshold would be recorded as a tax benefit or expense in the current period. The Company recognizes interest and penalties, if any, related to unrecognized tax benefits as income tax expense in the consolidated statements of operations. There were no interest or penalties due to material uncertain income tax positions at June 30, 2017 and 2016.
The following table reflects, for U.S. federal income tax purposes, the sources of the cash distributions that the Company has paid on its common stock during six months ended June 30, 2017 and 2016 :

	Six Months Ended June 30, 2017		Six Months Ended June 30, 2016
Source of Distribution	Distribution Amount	Percentage	Distribution Amount(1)	Percentage
Ordinary income	$30,665,819	100.0%	$34,930,780	100.0%
Net realized gain	—	—	—	—
Return of capital (other)	—	—	—	—
Distributions on a tax basis:	$30,665,819	100.0%	$34,930,780	100.0%

(1) For the six months ended June 30, 2016, if expense support payments of $10,703,502 were not made by SIC Advisors, approximately 31% of the distributions would have been a return of capital for GAAP purposes.

Segments
The Company invests in various industries. The Company separately evaluates the performance of each of its investment relationships. However, because each of these investment relationships has similar business and economic characteristics, they have been aggregated into a single investment segment. All applicable segment disclosures are included in or can be derived from the Company’s consolidated financial statements (See Note 3).

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

Recent Accounting Pronouncements

In March 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net), which clarified the implementation guidance on principal versus agent considerations. In April 2016, the FASB issued ASU 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing, which clarified the implementation guidance regarding performance obligations and licensing arrangements. The new standard will become effective for the Company on January 1, 2018, with early application permitted to the effective date of January 1, 2017. The Company is evaluating the effect that the above referenced guidance will have on its consolidated financial statements and related disclosures. The Company has not yet selected a transition method nor has it determined the effect of the standard on its ongoing financial reporting. The guidance does not apply to revenue associated with financial instruments, including loans and notes that are accounted for under other U.S. GAAP. As a result, the Company does not expect the new revenue recognition guidance to have a material impact on the elements of its consolidated statements of operations, most closely associated with financial instruments, including realized gains, fees, interest and dividend income. The Company plans to adopt the revenue recognition guidance in the first quarter of 2018. The Company’s implementation efforts include the identification of revenue within the scope of the guidance, as well as the evaluation of revenue contracts and related accounting policies. While the Company has not yet identified any material changes in the timing of revenue recognition, the Company's review is ongoing, and it continues to evaluate the presentation of certain contract costs.

Note 3. Investments
The following table summarizes the amortized cost and the fair value of the Company’s portfolio investments as of June 30, 2017:

	Amortized Cost	Percentage	Fair Value	Percentage
Senior secured first lien term loans	$571,284,069	51.7%	$554,483,888	52.1%
Senior secured second lien term loans	290,130,179	26.3	272,997,476	25.7
Senior secured first lien notes	62,292,778	5.6	62,415,644	5.9
Subordinated notes	60,439,275	5.5	57,182,954	5.4
Sierra Senior Loan Strategy JV I LLC	72,991,250	6.6	71,795,680	6.8
Warrants/Equity	47,850,426	4.3	44,463,439	4.2
Total	$1,104,987,977	100.0%	$1,063,339,081	100.0%

The following table summarizes the amortized cost and the fair value of the Company’s portfolio investments as of December 31, 2016:

	Amortized Cost	Percentage	Fair Value	Percentage
Senior secured first lien term loans	$515,753,491	50.2%	$493,340,277	50.2%
Senior secured second lien term loans	275,915,932	26.9	260,008,735	26.4
Senior secured first lien notes	72,767,547	7.1	71,970,598	7.3
Subordinated notes	53,041,209	5.2	55,185,590	5.6
Sierra Senior Loan Strategy JV I LLC	60,785,000	5.9	60,496,647	6.2
Warrants/Equity	48,219,259	4.7	42,142,475	4.3
Total	$1,026,482,438	100.0%	$983,144,322	100.0%

The following table shows the composition of the Company’s portfolio investments by industry classification at amortized cost and fair value at June 30, 2017:

	Amortized Cost	Percentage	Fair Value	Percentage
Services: Business	$160,380,631	14.5%	$160,031,409	15.0%
Multi-Sector Holdings	145,680,525	13.2	141,228,634	13.3
Banking, Finance, Insurance & Real Estate	81,837,108	7.4	82,080,730	7.7
Healthcare & Pharmaceuticals	84,300,258	7.6	80,709,264	7.6
Aerospace & Defense	69,117,329	6.3	70,023,270	6.6
Hotel, Gaming & Leisure	75,951,306	6.9	65,960,720	6.2
Construction & Building	62,392,284	5.6	62,758,839	5.9
Retail	68,215,323	6.2	57,351,646	5.4
High Tech Industries	50,869,116	4.6	50,059,430	4.7
Energy: Oil & Gas	33,473,408	3.0	32,307,035	3.0
Transportation: Cargo	28,384,891	2.6	28,437,690	2.7
Media: Advertising, Printing & Publishing	28,994,042	2.6	27,530,138	2.6
Chemicals, Plastics & Rubber	26,532,059	2.4	26,591,125	2.5
Automotive	34,494,666	3.1	25,393,177	2.4
Telecommunications	22,307,237	2.0	22,068,982	2.1
Metals & Mining	20,988,977	1.9	21,024,239	2.0
Media: Diversified & Production	19,399,951	1.8	20,775,551	2.0
Beverage & Food	18,899,160	1.7	19,239,480	1.8
Media: Broadcasting & Subscription	15,978,149	1.4	14,022,516	1.3
Capital Equipment	12,750,000	1.2	12,750,000	1.2
Wholesale	12,712,500	1.2	12,547,619	1.2
Services: Consumer	12,187,245	1.1	11,305,804	1.1
Transportation: Consumer	7,375,206	0.7	7,375,207	0.7
Containers, Packaging & Glass	4,987,187	0.5	4,987,187	0.5
Environmental Industries	2,888,889	0.3	2,888,889	0.3
Consumer Goods: Non-Durable	2,000,000	0.2	2,000,000	0.2
Consumer Goods: Durable	1,890,530	0.2	1,890,500	0.2
Total	$1,104,987,977	100.0%	$1,063,339,081	100.0%

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
See Note 5 for industry classifications of the underlying TRS reference assets as of June 30, 2017 and December 31, 2016.
The following table shows the composition of the Company’s portfolio investments by geography classification at fair value as of June 30, 2017 and December 31, 2016:

	June 30, 2017		December 31, 2016
Geography	Fair Value	Percentage	Fair Value	Percentage
United States	$991,326,206	93.3%	$905,925,975	92.1%
Canada	2,579,919	0.2	7,532,757	0.8
Cayman Islands	69,432,956	6.5	69,685,590	7.1
Total	$1,063,339,081	100.0%	$983,144,322	100.0%

Transactions With Affiliated Companies

During the six months ended June 30, 2017 and 2016, the Company had investments in portfolio companies designated as controlled/affiliated investments under the 1940 Act. Transactions with controlled/affiliated investments were as follows:

Name of Investment	Fair Value at December 31, 2016	Purchases/ (Sales) of Investments	Transfers In/(Out) of Investments	Net change in unrealized appreciation/ (depreciation)	Realized Gain/(Loss)	Fair Value at June 30, 2017	Income Earned
Access Media Holdings, LLC	$—	$415,382	$9,073,514	$(2,100,000)	$—	$7,388,896	$356,596
Capstone Nutrition	16,246,819	(281,770)	—	3,225,808	—	19,190,857	—
MCM Capital Office Park Holdings LLC	7,500,000	(311,688)	—	—	—	7,188,312	—
Nomida LLC(1)	13,500,000	—	—	—	—	13,500,000	407,250
Sierra Senior Loan Strategy JV I LLC(2)	60,496,647	12,206,250	—	(907,217)	—	71,795,680	3,500,000
TwentyEighty, Inc.	—	14,738,004	—	(93,159)	—	14,644,845	547,465
Total	$97,743,466	$26,766,178	$9,073,514	$125,432	$—	$133,708,590	$4,811,311

Name of Investment	Fair Value at December 31, 2015	Purchases/ (Sales) of Investments	Transfers In/(Out) of Investments	Net change in unrealized appreciation/ (depreciation)	Realized Gain/(Loss)	Fair Value at June 30, 2016	Income Earned
Nomida LLC(1)	$13,500,042	$—	$—	$14,700	$—	$13,514,742	$413,999
Sierra Senior Loan Strategy JV I LLC(2)	34,362,191	10,762,500	—	(172,058)	—	44,952,633	2,170,000
Total	$47,862,233	$10,762,500	$—	$(157,358)	$—	$58,467,375	$2,583,999
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

Purchases/(sales) of investments in controlled/affiliates are included in the purchases and sales presented on the consolidated statements of cash flows for the six months ended June 30, 2017 and 2016. Transfers in/(out) of controlled/affiliates represents the fair value for the month an investment became or was removed as a controlled/affiliates investment. Income received from controlled/affiliates is included in total investment income on the consolidated statements of operations for the six months ended June 30, 2017 and 2016.

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

As of June 30, 2017 and December 31, 2016, Sierra JV had total capital commitments of $100 million, with the Company providing $87.5 million and GALIC providing $12.5 million. Approximately $83.4 million and $69.5 million was funded as of June 30, 2017 and December 31, 2016, relating to these commitments, of which $72.9 million and $60.9 million were from the Company, respectively. The Company does not have the right to withdraw any of their respective capital commitment, unless in connection with a transfer of its membership interests. The Company may transfer full membership interests as long as it is approved by all members and transferred in a transaction exempt from the registration requirements of the Securities Act of 1933, as amended, or applicable state securities laws.

On August 4, 2015, Sierra JV entered into a senior secured revolving credit facility the ("JV Facility") led by Credit Suisse, AG ("CS") with commitments of $100 million subject to certain leverage and borrowing base restrictions. On December 29, 2015, the JV Facility was amended and the total commitments were increased to $135 million. On March 31, 2017, the Company amended the JV Facility previously administered by CS and facilitated the assignment of all rights and obligations of CS under the JV Facility to Deutsche Bank AG, New York Branch, ("DB") and increased the total loan commitments to $240 million. On May 26, 2017 commitments to the JV facility were increased from $240 million to $250 million. The JV Facility bears interest at a rate of LIBOR (with no minimum) + 2.50% per annum. The JV Facility reinvestment period ends on March 30, 2019 and the stated maturity date is March 30, 2022. As of June 30, 2017 and December 31, 2016, there were $159.9 million and $123.9 million outstanding under the JV Facility, respectively.

The following table shows a summary of Sierra JV's portfolio as of June 30, 2017 and December 31, 2016:

	June 30, 2017	December 31, 2016
Senior secured loans(1)	$232,709,133	$187,314,127
Weighted average current interest rate on senior secured loans(2)	6.81%	6.73%
Number of borrowers in the Sierra JV	49	40
Investments at fair value	$227,304,976	$183,657,487
Largest loan to a single borrower(1)	$11,404,714	$10,000,000
Total of five largest loans to borrowers(1)	$43,364,425	$39,387,481
_____________________________

(1)	At par value.

(2)	Computed as the (a) annual stated interest rate on accruing senior secured loans, divided by (b) total senior secured loans at principal amount.

The following is a listing of the individual investments in Sierra JV's portfolio as of June 30, 2017:

Company	Industry	Type of Investment	Maturity	Par Amount	Cost	Fair Value(1)
4Over International, LLC	Media: Advertising, Printing & Publishing	Senior Secured First Lien Term loans(4) LIBOR + 6.000%, 1.000% Floor	6/7/2022	$11,404,714	$11,404,714	$11,404,714
AccentCare, Inc.	Healthcare & Pharmaceuticals	Senior Secured First Lien Term loans(5) LIBOR + 5.750%, 1.000% Floor	10/1/2021	6,770,448	6,728,374	6,736,595
Acrisure, LLC	Banking, Finance, Insurance & Real Estate	Senior Secured First Lien Term loans(4) LIBOR + 5.000%, 1.000% Floor	11/22/2023	498,750	497,526	497,502
Amplify Snack Brands, Inc.	Beverage & Food	Senior Secured First Lien Term loans(4) LIBOR + 5.500%, 1.000% Floor	9/2/2023	5,955,000	5,902,401	5,786,593
APCO Holdings, Inc.	Automotive	Senior Secured First Lien Term loans(4) LIBOR + 6.000%, 1.000% Floor	1/31/2022	4,708,953	4,600,743	4,708,953
API Technologies Corp.	Aerospace & Defense	Senior Secured First Lien Term loans(4) LIBOR + 6.500%, 1.000% Floor	4/22/2022	5,940,000	5,844,164	5,940,000
Associated Asphalt Partners, LLC	Construction & Building	Senior Secured First Lien Term loans(4) LIBOR + 5.250%, 1.000% Floor	4/5/2024	1,000,000	995,156	1,010,000
Avantor Performance Materials Holdings, LLC	Chemicals, Plastics & Rubber	Senior Secured First Lien Term loans(4) LIBOR + 4.000%, 1.000% Floor	3/11/2024	2,992,500	2,985,329	2,996,241
Blount International, Inc.	Capital Equipment	Senior Secured First Lien Term Loans(2) LIBOR + 5.000%, 1.000% Floor	4/12/2023	1,985,000	1,952,412	1,985,000
Cardenas Markets LLC	Retail	Senior Secured First Lien Term loans(4) LIBOR + 5.750%, 1.000% Floor	11/29/2023	6,467,500	6,408,215	6,402,825
CD&R TZ Purchaser, Inc.	Services: Consumer	Senior Secured First Lien Term loans(4) LIBOR + 6.000%, 1.000% Floor	7/21/2023	6,451,250	6,366,944	6,360,868
CP Opco, LLC	Services: Consumer	Senior Secured First Lien Term loans(4) LIBOR + 4.500%, 1.000% Floor	3/31/2019	873,966	873,966	873,966

Company	Industry	Type of Investment	Maturity	Par Amount	Cost	Fair Value(1)
CP Opco, LLC	Services: Consumer	Senior Secured First Lien Term loans(4) LIBOR + 4.500%, 1.000% Floor	3/31/2019	364,152	357,026	134,565
CP Opco, LLC	Services: Consumer	Senior Secured First Lien Term loans(4) LIBOR + 6.000%, 1.000% Floor	3/31/2019	2,615,445	1,195,026	—
CP Opco, LLC	Services: Consumer	Senior Secured First Lien Term loans(4)(6) LIBOR + 8.000%, 1.000% Floor	3/31/2019	1,558,081	—	—
CP Opco, LLC	Services: Consumer	Senior Secured First Lien Term loans(4)(6) LIBOR + 4.500%, 1.000% Floor	3/31/2019	564,956	564,956	564,956
CP Opco LLC	Services: Consumer	Senior Secured First Lien Term loans(4) ABR + 4.000%, 3.500% ABR Floor	3/31/2019	256,077	256,077	256,077
CP Opco, LLC	Services: Consumer	Common Stock	—	—	—	—
CSP Technologies North America, LLC	Containers, Packaging & Glass	Senior Secured First Lien Term loans(4) LIBOR + 5.250%, 1.000% Floor	1/29/2022	4,731,508	4,731,508	4,731,508
CT Technologies Intermediate Holdings, Inc.	Healthcare & Pharmaceuticals	Senior Secured First Lien Term loans(4) LIBOR + 4.250%, 1.000% Floor	12/1/2021	7,231,552	7,001,235	7,204,434
Elite Comfort Solutions LLC	Chemicals, Plastics & Rubber	Senior Secured First Lien Term Loans(4) LIBOR + 6.500%, 1.000% Floor	1/15/2021	9,810,616	9,810,616	9,810,616
EVO Payments International, LLC	Banking, Finance, Insurance & Real Estate	Senior Secured First Lien Term loans(4) LIBOR + 5.000%, 1.000% Floor	12/22/2023	3,491,250	3,458,704	3,521,798
Explorer Holdings, Inc.	Healthcare & Pharmaceuticals	Senior Secured First Lien Term loans(4) LIBOR + 5.000%, 1.000% Floor	5/2/2023	1,237,500	1,227,155	1,237,500
GK Holdings, Inc.	Services: Business	Senior Secured First Lien Term Loans(7) LIBOR + 6.000%, 1.000% Floor	1/20/2021	4,008,740	3,991,608	3,886,875
Global Eagle Entertainment, Inc.	Telecommunications	Senior Secured First Lien Term loans(4) LIBOR + 7.000%, 1.000% Floor	1/6/2023	4,173,750	4,102,250	4,096,243
GTCR Valor Companies, Inc.	Media: Diversified & Production	Senior Secured First Lien Term loans(4) LIBOR + 6.000%, 1.000% Floor	6/16/2023	7,417,543	7,162,338	7,417,543
Harbortouch Payments, LLC	Banking, Finance, Insurance & Real Estate	Senior Secured First Lien Term Loans(4) LIBOR + 4.750%, 1.000% Floor	10/13/2023	2,985,000	2,958,848	2,955,150
High Ridge Brands Co.	Consumer Goods: Non-Durable	Senior Secured First Lien Term loans(4) LIBOR + 5.000%, 1.000% Floor	6/30/2022	3,093,750	3,053,533	3,093,750
Highline Aftermarket Acquisitions, LLC	Automotive	Senior Secured First Lien Term loans(4) LIBOR + 4.250%, 1.000% Floor	3/17/2024	3,241,875	3,226,365	3,225,666
InfoGroup, Inc	Services: Business	Senior Secured First Lien Term loans(4) LIBOR + 5.000%, 1.000% Floor	4/3/2023	4,987,500	4,939,258	4,937,625
Keystone Acquisition Corp.	Healthcare & Pharmaceuticals	Senior Secured First Lien Term loans(4) LIBOR + 5.250%, 1.000% Floor	5/1/2024	7,500,000	7,352,249	7,500,000
KNB Holdings Corporation	Consumer Goods: Durable	Senior Secured First Lien Term loans(4) LIBOR + 5.500%, 1.000% Floor	4/26/2024	6,500,000	6,373,073	6,516,250
MB Aerospace ACP Holdings II Corp.	Aerospace and Defense	Senior Secured First Lien Term loans(4) LIBOR + 5.500%, 1.000% Floor	12/15/2022	6,897,469	6,842,939	6,897,469
MHVC Acquisition Corp.	Aerospace and Defense	Senior Secured First Lien Term loans(4) LIBOR + 5.250%, 1.000% Floor	4/29/2024	5,000,000	4,975,520	4,975,000
MWI Holdings, Inc.	Capital Equipment	Senior Secured First Lien Term Loan(4) LIBOR + 5.500%, 1.000% Floor	6/29/2020	3,960,000	3,930,012	3,955,010
New Media Holdings II LLC	Media: Advertising, Printing & Publishing	Senior Secured First Lien Term loans(4) LIBOR + 6.250%, 1.000% Floor	6/4/2020	5,879,401	5,861,509	5,842,655

Company	Industry	Type of Investment	Maturity	Par Amount	Cost	Fair Value(1)
O2 Partners, LLC	Consumer Goods: Non-Durable	Senior Secured First Lien Term loans(4) LIBOR + 5.000%, 1.000% Floor	10/7/2022	6,451,250	6,394,335	6,386,738
PetroChoice Holdings, Inc.	Chemicals, Plastics & Rubber	Senior Secured First Lien Term loans(4) LIBOR + 5.000%, 1.000% Floor	9/3/2022	4,974,684	4,974,684	4,974,684
Pomeroy Group LLC	Services: Business	Senior Secured First Lien Term loans(4) LIBOR + 6.000%, 1.000% Floor	11/30/2021	5,144,497	5,016,624	5,059,819
PT Network, LLC	Healthcare & Pharmaceuticals	Senior Secured First Lien Term loans(4) LIBOR + 6.500%, 1.000% Floor	11/30/2021	2,985,000	2,985,000	2,985,000
Quorum Health Corporation	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loans(4) LIBOR + 6.750%, 1.000% Floor	4/29/2022	2,480,797	2,440,650	2,480,797
Rough Country, LLC	Automotive	Senior Secured First Lien Term loans(4) LIBOR + 4.500%, 1.000% Floor	5/25/2023	5,000,000	4,950,277	4,950,000
Salient CRGT Inc.	High Tech Industries	Senior Secured First Lien Term loans(4) LIBOR + 5.750%, 1.000% Floor	2/28/2022	4,968,750	4,875,246	4,894,219
SCS Holdings I Inc.	Wholesale	Senior Secured First Lien Term Loans(3) LIBOR + 4.250%, 1.000% Floor	10/30/2022	3,694,140	3,637,477	3,717,228
Sundial Group Holdings LLC	Consumer Goods: Non-Durable	Senior Secured First Lien Term loans(4) LIBOR + 6.250%, 1.000% Floor	10/19/2021	5,625,000	5,544,114	5,625,000
Survey Sampling International, LLC	Services: Business	Senior Secured First Lien Term loans(4) LIBOR + 5.000%, 1.000% Floor	12/16/2020	2,962,108	2,940,195	2,962,108
The Garretson Resolution Group, Inc.	Services: Business	Senior Secured First Lien Term loans(4) LIBOR + 6.500%, 1.000% Floor	5/22/2021	4,750,000	4,750,000	4,780,115
TouchTunes Interactive Networks, Inc.	Media: Diversified & Production	Senior Secured First Lien Term loans(4) LIBOR + 4.750%, 1.000% Floor	5/28/2021	4,987,277	4,987,277	5,018,448
TrialCard Incorporated	Services: Consumer	Senior Secured First Lien Term loans(4) LIBOR + 5.250%, 1.000% Floor	10/26/2021	6,689,392	6,631,578	6,689,393
Valence Surface Technologies, Inc.	Aerospace and Defense	Senior Secured First Lien Term loans(4) LIBOR + 5.500%, 1.000% Floor	6/13/2019	4,419,681	4,401,240	4,337,122
VCVH Holding Corp.	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loan(4) LIBOR + 5.000%, 1.000% Floor	6/1/2023	5,940,000	5,888,896	5,871,037
Victory Capital Operating, LLC	Banking, Finance, Insurance & Real Estate	Senior Secured First Lien Term loans(4) LIBOR + 7.500%, 1.000% Floor	10/29/2021	3,195,061	3,175,375	3,227,012
VIP Cinema Holdings, Inc.	Consumer Goods: Durable	Senior Secured First Lien Term loans(4) LIBOR + 6.000%, 1.000% Floor	3/1/2023	987,500	982,809	982,563
Z Gallerie, LLC	Retail	Senior Secured First Lien Term loans(4) LIBOR + 6.500%, 1.000% Floor	10/8/2020	4,899,749	4,899,751	4,899,749

Total				$232,709,133	$227,407,277	$227,304,976
___________________________

(1)
Represents the fair value in accordance with ASC 820 as determined by the board of managers of Sierra JV. The approval of the fair value of the portfolio investments held by Sierra JV is not included in the valuation process of the Board of Directors of the Company's board of directors described elsewhere herein.

(2)
The interest rate on these loans is subject to a base rate plus 1 Month (“1M”) LIBOR, which at June 30, 2017 was 1.22%. As the interest rate is subject to a minimum LIBOR floor, which was greater than the 1M LIBOR rate at June 30, 2017, the prevailing rate in effect at June 30, 2017 was the base rate plus the LIBOR floor.

(3)
The interest rate on these loans is subject to a base rate plus 2 Month (“2M”) LIBOR, which at June 30, 2017 was 1.25%. As the interest rate is subject to a minimum LIBOR floor, which was greater than the 2M LIBOR rate at June 30, 2017, the prevailing rate in effect at June 30, 2017 was the base rate plus the LIBOR floor.

(4)
The interest rate on these loans is subject to a base rate plus 3 Month (“3M”) LIBOR, which at June 30, 2017 was 1.30%. As the interest rate is subject to a minimum LIBOR floor, which was greater than the 3M LIBOR rate at June 30, 2017, the prevailing rate in effect at June 30, 2017 the base rate plus the LIBOR floor.

(5)
The interest rate on these loans is subject to a base rate plus 6 Month (“6M”) LIBOR, which at June 30, 2017 was 1.45%. As the interest rate is subject to a minimum LIBOR floor, which was greater than the 6M LIBOR rate at June 30, 2017, the prevailing rate in effect at June 30, 2017 the base rate plus the LIBOR floor.

(6)	The investment was on non-accrual status as of June 30, 2017.

The following is a listing of the individual investments in Sierra JV's portfolio as of December 31, 2016:

Company	Industry	Type of Investment	Maturity	Par Amount	Cost	Fair Value(1)
4 Over International, LLC	Media: Advertising, Printing & Publishing	Senior Secured First Lien Term loans(4) LIBOR + 6.000%, 1.000% Floor	6/7/2022	$2,475,000	$2,475,000	$2,475,000
AccentCare, Inc.	Healthcare & Pharmaceuticals	Senior Secured First Lien Term loans(4) LIBOR + 5.750%, 1.000% Floor	9/3/2021	4,582,500	4,546,589	4,582,500
Amplify Snack Brands, Inc.	Beverage & Food	Senior Secured First Lien Term loans(4) LIBOR + 5.500%, 1.000% Floor	9/2/2023	5,985,000	5,927,893	5,810,418
APCO Holdings, Inc.	Automotive	Senior Secured First Lien Term loans(4) LIBOR + 6.000%, 1.000% Floor	1/31/2022	4,834,797	4,711,696	4,854,668
API Technologies Corp.	Aerospace & Defense	Senior Secured First Lien Term loans(2)(4) LIBOR + 6.500%, 1.000% Floor	4/22/2022	5,970,000	5,863,757	5,915,434
Blount International, Inc.	Capital Equipment	Senior Secured First Lien Term loans(4) LIBOR + 6.250%, 1.000% Floor	4/12/2023	1,995,000	1,959,438	1,981,634
Cardenas Markets LLC	Retail	Senior Secured First Lien Term loans(4) LIBOR + 5.750%, 1.000% Floor	11/29/2023	6,500,000	6,435,814	6,435,000
CD&R TZ Purchaser, Inc.	Services: Consumer	Senior Secured First Lien Term loans(4) LIBOR + 6.000%, 1.000% Floor	7/21/2023	6,483,750	6,392,086	6,289,238
CP OpCo, LLC	Services: Consumer	Senior Secured First Lien Term loans(3)(4) LIBOR + 4.500%, 1.000% Floor	3/31/2019	564,956	564,956	564,956
CP OpCo, LLC	Services: Consumer	Senior Secured First Lien Term loans(4) LIBOR + 4.500%, 1.000% Floor	3/31/2019	840,996	840,996	840,996
CP OpCo, LLC	Services: Consumer	Senior Secured First Lien Term loans(4)(5) LIBOR + 4.500%, 1.000% Floor	3/31/2019	350,415	350,415	350,415
CP OpCo, LLC	Services: Consumer	Senior Secured First Lien Term loans(4)(5) LIBOR + 6.000%, 1.000% Floor	3/31/2019	2,478,388	1,195,026	1,239,194
CP OpCo, LLC	Services: Consumer	Senior Secured First Lien Term loans(4)(5) LIBOR + 6.000%, 1.000% Floor	3/31/2019	1,558,081	—	—
CP OpCo, LLC	Services: Consumer	Common Units	—	—	—	—
CRGT Inc.	High Tech Industries	Senior Secured First Lien Term loans(4) LIBOR + 6.500%, 1.000% Floor	12/19/2020	4,068,160	4,060,486	4,068,160
Elite Comfort Solutions LLC	Chemicals, Plastics & Rubber	Senior Secured First Lien Term loans(4) LIBOR + 6.500%, 1.000% Floor	1/15/2021	10,000,000	10,000,000	10,100,000
Explorer Holdings, Inc.	Healthcare & Pharmaceuticals	Senior Secured First Lien Term loans(4) LIBOR + 5.000%, 1.000% Floor	5/2/2023	1,243,750	1,232,468	1,252,208
GK Holdings, Inc.	Services: Business	Senior Secured First Lien Term loan(4) LIBOR + 5.500%, 1.000% Floor	1/20/2021	4,029,298	4,009,681	4,109,884
GTCR Valor Companies, Inc.	Media: Diversified & Production	Senior Secured First Lien Term loans(4) LIBOR + 6.000%, 1.000% Floor	6/16/2023	8,955,000	8,621,284	8,843,063
Harbortouch Payments, LLC	Banking, Finance, Insurance & Real Estate	Senior Secured First Lien Term loans(4) LIBOR + 4.750%, 1.000% Floor	10/31/2023	3,000,000	2,971,068	2,970,000
High Ridge Brands Co.	Consumer Goods: Non-Durable	Senior Secured First Lien Term loans(4) LIBOR + 5.250%, 1.000% Floor	6/30/2022	3,109,375	3,064,948	3,062,734

Company	Industry	Type of Investment	Maturity	Par Amount	Cost	Fair Value(1)
HNC Holdings, Inc.	Construction & Building	Senior Secured First Lien Term loans(4) LIBOR + 4.500%, 1.000% Floor	10/5/2023	165,000	164,199	166,650
Imagine! Print Solutions, LLC	Media: Advertising, Printing & Publishing	Senior Secured First Lien Term loans(4) LIBOR + 6.000%, 1.000% Floor	3/30/2022	5,961,841	5,913,053	6,021,459
Keurig Green Mountain, Inc.	Beverage & Food	Senior Secured First Lien Term loans(4) LIBOR + 5.500%, 1.000% Floor	3/3/2023	3,100,783	3,063,634	3,100,783
Keystone Peer Review Organization Holdings, Inc.	Healthcare & Pharmaceuticals	Senior Secured First Lien Term loans(4) ABR + 4.00%, 3.75% ABR Floor	12/28/2022	6,000,000	6,000,000	5,940,000
Kraton Polymers LLC	Chemicals, Plastics & Rubber	Senior Secured First Lien Term loans(4) LIBOR + 5.000%, 1.000% Floor	1/6/2022	5,000,000	4,828,278	5,050,000
MB Aerospace ACP Holdings II Corp.	Aerospace and Defense	Senior Secured First Lien Term loans(4) LIBOR + 5.500%, 1.000% Floor	12/15/2022	6,932,481	6,872,697	6,932,481
MWI Holdings, Inc.	Capital Equipment	Senior Secured First Lien Term loans(4) LIBOR + 5.500%, 1.000% Floor	6/29/2020	3,980,000	3,944,879	3,970,050
New Media Holdings II LLC	Media: Advertising, Printing & Publishing	Senior Secured First Lien Term loans(4) LIBOR + 6.250%, 1.000% Floor	6/4/2020	5,909,552	5,888,526	5,909,552
O2 Partners, LLC	Consumer Goods: Non-Durable	Senior Secured First Lien Term loans(4) LIBOR + 5.000%, 1.000% Floor	10/7/2022	6,483,750	6,421,171	6,418,913
Pomeroy Group LLC	Services: Business	Senior Secured First Lien Term loans(4) LIBOR + 6.000%, 1.000% Floor	11/30/2021	5,170,611	5,027,692	5,015,493
PT Network, LLC	Healthcare & Pharmaceuticals	Senior Secured First Lien Term loans(4) LIBOR + 6.500%, 1.000% Floor	11/30/2021	3,000,000	3,000,000	3,000,000
Quorum Health Corporation	Healthcare & Pharmaceuticals	Senior Secured First Lien Term loans(4) LIBOR + 5.750%, 1.000% Floor	4/29/2022	4,440,779	4,361,538	4,340,862
SCS Holdings I Inc.	Wholesale	Senior Secured First Lien Term loans(4) LIBOR + 4.250%, 1.000% Floor	10/30/2022	3,933,849	3,867,902	3,924,014
Southwest Dealer Services, Inc.	Automotive	Senior Secured First Lien Term loans(4) LIBOR + 6.000%, 1.000% Floor	3/16/2020	4,620,675	4,620,675	4,615,315
Sundial Group Holdings LLC	Consumer Goods: Non-Durable	Senior Secured First Lien Term loans(4) LIBOR + 6.250%, 1.000% Floor	10/19/2021	5,775,000	5,682,389	5,775,000
Survey Sampling International, LLC	Services: Business	Senior Secured First Lien Term loans(4) LIBOR + 6.000%, 1.000% Floor	12/16/2020	2,977,265	2,952,089	2,996,349
TaxAct, Inc.	Banking, Finance, Insurance & Real Estate	Senior Secured First Lien Term loans(4) LIBOR + 6.000%, 1.000% Floor	1/3/2023	3,009,259	2,938,091	3,009,259
The Garretson Resolution Group, Inc.	Services: Business	Senior Secured First Lien Term loans(4) LIBOR + 6.500%, 1.000% Floor	5/22/2021	4,843,750	4,843,750	4,862,931
TrialCard Incorporated	Services: Consumer	Senior Secured First Lien Term loans(4) LIBOR + 5.250%, 1.000% Floor	10/26/2021	7,000,000	6,932,567	7,000,000
Valence Surface Technologies, Inc.	Aerospace and Defense	Senior Secured First Lien Term loans(4) LIBOR + 5.500%, 1.000% Floor	6/13/2019	3,688,249	3,664,493	3,571,737
VCVH Holding Corp.	Healthcare & Pharmaceuticals	Senior Secured First Lien Term loans(4) LIBOR + 5.000%, 1.000% Floor	6/1/2023	5,970,000	5,914,339	5,910,300
Victory Capital Operating, LLC	Banking, Finance, Insurance & Real Estate	Senior Secured First Lien Term loans(4) LIBOR + 7.500%, 1.000% Floor	10/29/2021	1,621,005	1,598,430	1,637,215
Western Digital Corporation	High Tech Industries	Senior Secured First Lien Term loans(4) LIBOR + 3.750%, 0.750% Floor	4/29/2023	3,781,000	3,707,843	3,818,810

Company	Industry	Type of Investment	Maturity	Par Amount	Cost	Fair Value(1)
Z Gallerie, LLC	Retail	Senior Secured First Lien Term loans(4) LIBOR + 6.500%, 1.000% Floor	10/8/2020	4,924,812	4,924,812	4,924,812
Total				$187,314,127	$182,356,648	$183,657,487
___________________________

(1)
Represents the fair value in accordance with ASC 820 as determined by the board of managers of Sierra JV. The approval of the fair value of the portfolio investments held by Sierra JV is not included in the valuation process of the Board of Directors of the Company described elsewhere herein.

(2)
The interest rate on these loans is subject to a base rate plus 1 Month (“1M”) LIBOR, which at December 31, 2016 was 0.77%. As the interest rate is subject to a minimum LIBOR floor, which was greater than the 1M LIBOR rate at December 31, 2016, the prevailing rate in effect at December 31, 2016 was the base rate plus the LIBOR floor.

(3)
The interest rate on a portion of these loans is subject to a base rate plus Alternate Base Rate ("ABR"). As the interest rate is subject to a minimum ABR Floor which was greater than the ABR rate at December 31, 2016, the prevailing rate in effect at December 31, 2016 was the base rate plus the ABR Floor.

(4)
The interest rate on these loans is subject to a base rate plus 3 Month (“3M”) LIBOR, which at December 31, 2016 was 1.00%. As the interest rate is subject to a minimum LIBOR floor, which was greater than the 3M LIBOR rate at December 31, 2016, the prevailing rate in effect at December 31, 2016 the base rate plus the LIBOR floor.

(5)	The investment was on non-accrual status as of December 31, 2016.

Below is certain summarized financial information for the Sierra JV as of June 30, 2017 and December 31, 2016 and for the three and six months ended June 30, 2017 and 2016.

	June 30, 2017	December 31, 2016
Selected Consolidated Statement of Assets and Liabilities Information:
Investments in loans at fair value (cost: $227,407,277 and 182,356,648, respectively)	$227,304,976	$183,657,487
Cash and cash equivalents	12,582,339	8,222,344
Other Assets	983,373	700,901
Total Assets	$240,870,688	$192,580,732
Senior credit facility payable (net of deferred financing costs of $2,307,857 and $1,286,453, respectively)	157,642,143	122,624,547
Other liabilities	547,189	442,541
Interest payable	491,825	369,942
Total liabilities	$158,681,157	$123,437,030
Members’ capital	82,189,531	69,143,702
Total liabilities and members' capital	$240,870,688	$192,580,732

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Selected Consolidated Statement of Operations Information:
Total investment income	$3,883,441	$2,346,458	$7,359,470	$4,223,445
Total expenses	(1,958,547)	(1,164,218)	(3,452,879)	(2,088,359)
Net change in unrealized appreciation/(depreciation) of investments	(1,284,215)	281,260	(1,302,406)	59,660
Net realized gain/(loss) of investments	170,508	72,620	592,377	92,014
Net income/(loss)	$811,187	$1,536,120	$3,196,562	$2,286,760

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
The following table presents the fair value measurements of the Company’s total investments, by major class according to the fair value hierarchy, as of June 30, 2017:

Type of Investment (1)	Level 1	Level 2	Level 3	Total
Asset
Senior secured first lien term loans	$—	$—	$554,483,888	$554,483,888
Senior secured first lien notes	—	16,135,161	46,280,483	62,415,644
Senior secured second lien term loans	—	—	272,997,476	272,997,476
Subordinated notes	—	—	57,182,954	57,182,954
Warrants/equity	874,727	—	43,588,712	44,463,439
Total	$874,727	$16,135,161	$974,533,513	$991,543,401
Sierra Senior Loan Strategy JV I LLC				$71,795,680
Total Investments, at fair value				$1,063,339,081
 ________________________________

(1)	Certain investments that are measured at fair value using NAV have not been categorized in the fair value hierarchy. The fair value amounts presented in the table are intended to permit reconciliation of the fair value hierarchy to the amount presented in the Consolidated Statements of Assets and Liabilities.

Derivative Instrument-Long Exposure	Level 1	Level 2	Level 3	Total
Liability
Total return swap with Citibank, N.A.	$—	$—	$3,451,060	$3,451,060

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

The following table provides a reconciliation of the beginning and ending balances for total investments that use Level 3 inputs for the six months ended June 30, 2017:

	Senior Secured First Lien Term Loans	Senior Secured First Lien Notes	Senior Secured Second Lien Term Loans	Subordinated Notes	Warrants/ Equity	Total Return Swap	Total
Balance, December 31, 2016	$493,340,277	$46,429,960	$260,008,735	$55,185,590	$40,879,809	$(13,647,330)	$882,197,041
Purchases	126,086,837	2,479,999	31,925,749	15,213,374	13,148,772	—	188,854,731
Sales	(62,911,665)	(2,890,699)	(17,849,949)	(7,708,178)	(9,875,463)	—	(101,235,954)
Transfers in	—	9,720,000	—	—	—	—	9,720,000
Transfers out	—	(8,622,686)	—	—	—	—	(8,622,686)
Amortization of discount/(premium)	443,839	40,398	15,132	—	—	—	499,369
Paid-in-kind interest income	2,858,448	—	—	—	—	—	2,858,448
Net realized gains/(losses)	(10,946,881)	(1,878,557)	123,315	(107,130)	(3,642,142)	—	(16,451,395)
Net change in unrealized appreciation/(depreciation)	5,613,033	1,002,068	(1,225,506)	(5,400,702)	3,077,736	10,196,270	13,262,899
Balance, June 30, 2017	$554,483,888	$46,280,483	$272,997,476	$57,182,954	$43,588,712	$(3,451,060)	$971,082,453
Change in net unrealized appreciation/(depreciation) in investments held as of June 30, 2017(1)	$(1,928,766)	$(831,086)	$(933,158)	$(5,302,525)	$402,830	$10,196,270	$1,603,565
 __________________________
(1) Amount is included in the related amount on investments and derivative instruments in the condensed consolidated statements of operations.

Transfers between levels of the fair value hierarchy are reported at the beginning of the reporting period in which they occur. During the six months ended June 30, 2017, the Company recorded $8,622,686 in transfers from Level 3 to Level 2 and $9,720,000 in transfers from Level 2 to Level 3 due to availability of market data and observable valuation inputs to support the valuation. The Company recorded no other transfers between levels.

The following table provides a reconciliation of the beginning and ending balances for total investments that use Level 3 inputs for the six months ended June 30, 2016:

	Senior Secured First Lien Term Loans	Senior Secured First Lien Notes	Senior Secured Second Lien Term Loans	Subordinated Notes	Warrants/ Equity	Total Return Swap	Total
Balance, December 31, 2015	$514,638,092	$47,477,500	$278,645,464	$—	$13,243,836	$(27,365,819)	$826,639,073
Purchases	41,754,616	—	21,288,750	38,831,300	8,574,874	—	110,449,540
Sales	(76,353,894)	1,130,197	(11,000,000)	(356,677)	—	—	(86,580,374)
Transfers in	—	1,786,890	—	—	—	—	1,786,890
Transfers out	—	(7,344,926)	—	—	—	—	(7,344,926)
Amortization of discount/(premium)	162,089	(5,235)	233,009	—	—	—	389,863
Paid-in-kind interest income	3,087,839	—	70,754	—	327,938	—	3,486,531
Net realized gains/(losses)	87,124	30,303	32,317	—	—	—	149,744
Net change in unrealized appreciation/(depreciation)	(7,529,063)	130,590	(1,766,803)	356,677	(1,085,792)	4,029,231	(5,865,160)
Balance, June 30, 2016	$475,846,803	$43,205,319	$287,503,491	$38,831,300	$21,060,856	$(23,336,588)	$843,111,181
Change in net unrealized appreciation/(depreciation) in investments held as of June 30, 2016(1)	$(7,706,116)	$266,169	$(3,192,138)	$356,677	$(1,085,793)	$4,029,231	$(7,331,970)
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

The following table presents the quantitative information about Level 3 fair value measurements of the Company’s total investments, as of June 30, 2017:

Type of Investment	Fair Value	Valuation techniques	Unobservable input(1)	Range (weighted average)
Senior Secured First Lien Term Loan	$365,638,364	Income Approach (DCF)	Market yield	6.22% - 18.41% (9.73%)
Senior Secured First Lien Term Loan	11,225,781	Market Approach (Guideline Comparable)	LTM and 2017 Revenue Multiples	0.60x - 1.25x (0.79x) / 0.60x - 1.25x (0.79x)
Senior Secured First Lien Term Loan	7,205,497	Market Approach (Guideline Comparable)/Income Approach (DCF)	LTM Revenue, 2017 Revenue, Discount Rate	1.25x - 1.45x (1.35x) / 1.25x - 1.45x (1.35x) / 15.50% - 17.50% (16.50%)
Senior Secured First Lien Term Loan	1,097,738	Enterprise Value Analysis	Expected Proceeds	$1.0M - $1.2M ($1.1M)
Senior Secured First Lien Term Loan	24,964,272	Market Approach (Guideline Comparable)/Income Approach (DCF)	2017 Revenue Multiple, 2017 EBITDA Multiple, Discount rate	1.13x - 3.00x (2.24x) / 6.00x - 7.50x (6.89x) / 15.50% - 18.00% (16.52%),
Senior Secured First Lien Term Loan	19,190,858	Market Approach (Guideline Comparable)/Market Approach (Comparable Transactions)/Income Approach (DCF)	Run-Rate Revenue Multiple, 2017 Revenue Multiple, 2017 EBITDA Multiple, Discount Rate	0.60x - 1.30x (0.95x)/0.60x - 1.30x (0.95x)/6.50x - 10.50x (8.50x)/16.50% - 20.50% (18.50%)
Senior Secured First Lien Term Loan	3,216,510	Market Approach (Guideline Company)	LTM Revenue Multiple, 2017 Revenue Multiple, LTM EBITDA Multiple, 2017 EBITDA Multiple	0.5x - 1.00x (0.75x) / 0.5x - 1.00x (0.75x) /4.00x-5.00x (4.50x) /4.00x-5.00x (4.50x)
Senior Secured First Lien Term Loan	6,462,483	Income Approach (DCF)/Enterprise Value Analysis	Discount Rate/Expected Proceeds	19.50% - 21.50% (20.50) / $55.0M - $55.0M ($55.0M)
Senior Secured First Lien Term Loan	115,482,385	Recent Arms-length transaction	Recent Arms-length transaction	N/A
Senior Secured First Lien Note	46,157,825	Income Approach (DCF)	Market Yield	7.29% - 11.97% (9.30%)
Senior Secured First Lien Note	122,658	Enterprise Valuation Analysis	Expected Proceeds	$0.1M - $0.2M ($0.1M)
Senior Secured Second Lien Term Loan	228,604,813	Income Approach (DCF)	Market yield	8.67% - 14.13% (9.62%)
Senior Secured Second Lien Term Loan	33,939,437	Recent Arms-length transaction	Recent Arms-length transaction	N/A
Senior Secured Second Lien Term Loan	543,120	Market Approach (Guideline Comparable)	LTM EBITDA Multiple	6.50x-7.50x (7.00x)
Senior Secured Second Lien Term Loan	—	Market Approach (Guideline Comparable)	LTM Revenue Multiple, LTM EBITDA Multiple	0.30x - 0.50x (0.40x) / 3.0x - 4.0x (3.5x)

Type of Investment	Fair Value	Valuation techniques	Unobservable input(1)	Range (weighted average)
Senior Secured Second Lien Term Loan	9,910,106	Market Approach (Guideline Comparable)/Income Approach (DCF)	LTM Revenue Multiple, 2017 Revenue Multiple, LTM EBITDA Multiple, 2017 EBITDA Multiple, Discount Rate	0.50x-0.70x(0.60x) / 0.40x-0.60x(0.50x) / 8.50x-9.50x (9.00x)/ 7.75x-8.75x (8.25x) / 17.50%-21.50% (19.50%)
Equity/Warrants	—	Enterprise Valuation Analysis	Expected Proceeds	$0.0M - $0.0M ($0.0M)
Preferred Equity	5,346,249	Income Approach (DCF)	Market Yield	17.01%-17.01% (17.01%)
Equity/Warrants	—	Market Approach (Guideline Comparable)/Income Approach (DCF)	2017 Revenue Multiple, 2017 EBITDA Multiple, Discount rate	1.13x - 3.00x (2.24x) / 6.00x - 7.50x (6.89x) / 15.50% - 18.00% (16.52%),
Equity/Warrants	—	Market Approach (Guideline Comparable)/Market Approach (Comparable Transactions)/Income Approach (DCF)	Run-Rate Revenue Multiple, 2017 Revenue Multiple, 2017 EBITDA Multiple, Discount Rate	0.60x - 1.30x (0.95x)/0.60x - 1.30x (0.95x)/6.50x - 10.50x (8.50x)/16.50% - 20.50% (18.50%)
Equity/Warrants	183,400	Market Approach (Guideline Comparable)/Income Approach (DCF)	LTM Revenue, 2017 Revenue, Discount Rate	1.25x - 1.45x (1.35x) / 1.25x - 1.45x (1.35x) / 15.5% - 17.5% (16.50%)
Equity/Warrants	—	Market Approach (Guideline Comparable)	LTM EBITDA Multiple	12.50x - 13.50x (12.50x)
Equity/Warrants	1,141,750	Market Approach (Guideline Comparable)	LTM and 2017 EBITDA Multiple	8.25x-9.00x (8.91x) /8.25x-8.75x (8.47x)
Equity/Warrants	3,835,540	Market Approach (Guideline Comparable)	LTM and NTM EBITDA Multiple	8.50x-9.50x (9.00x) /7.50x-8.50x (8.0x)
Equity/Warrants	1,170,254	Market Approach (Guideline Comparable) / Income Approach (DCF)	LTM and 2017 EBITDA Multiple, Discount Rate	4.50x-5.50x (5.00x) /4.50x-5.50x (5.00x) / 14.50% - 16.50% (15.50%)
Preferred Equity	1,646,250	Market Approach (Guideline Comparable)	Book Value Multiple	1.00x-1.50x (1.25x)
Preferred Equity	5,400,000	Income Approach (DCF)	Discount Rate	20.00% - 28.00% (24.00%)
Equity/Warrants	24,865,269	Recent Arms-length transaction	Recent Arms-length transaction	N/A
Subordinated Notes	41,969,580	Income Approach (DCF)	Discount Rate	10.00% - 14.00% (11.33%)
Subordinated Notes	15,213,374	Recent Arms-length transaction	Recent Arms-length transaction	N/A
Total	$974,533,513
Total Return Swap	(3,451,060)	Income Approach (DCF)	Market yield	4.94% - 31.16% (7.45%)
Total	$971,082,453
 _________________________________

(1)	Represents amounts used when the Company has determined that market participants would use such multiples when measuring the fair value of these investments.

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
Arbor is required to pay a minimum usage fee in connection with the TRS of 1.65% on the amount equal to 85% of the average daily unused portion of the maximum amount permitted under the TRS. Such minimum usage fee will not apply during the first 365 days and last 60 days of the term of the TRS. Arbor will also pay Citibank customary fees in connection with the establishment and maintenance of the TRS. During the three and six months ended June 30, 2017, Arbor paid $8,301 and $55,138 in minimum usage fees, respectively. During the three and six months ended June 30, 2016, Arbor paid $178,809 and $340,976, respectively, in minimum usage fees.
Arbor is required to initially cash collateralize a specified percentage of each loan (generally 25% to 35% of the market value of such loan) included under the TRS in accordance with margin requirements described in the TRS Agreement. As of June 30, 2017 and December 31, 2016, Arbor has posted $75,500,000 and $79,620,942, respectively, in collateral to Citibank in relation to the TRS which is recorded on the consolidated statements of assets and liabilities as cash collateral on total return swap. Arbor may be required to post additional collateral from time to time as a result of a decline in the mark-to-market value of the portfolio of loans subject to the TRS. The obligations of Arbor under the TRS Agreement are non-recourse to the Company and the Company’s exposure under the TRS Agreement is limited to the value of the Company’s investment in Arbor, which generally equals the value of cash collateral provided by Arbor under the TRS Agreement.
In connection with the TRS, Arbor has made customary representations and warranties and is required to comply with various covenants, reporting requirements and other customary requirements for similar transactions. In addition to customary events of default and termination events included in the form ISDA 2002 Master Agreement, the TRS Agreement contains the following termination events: (a) a failure to satisfy the portfolio criteria for at least 30 days; (b) a failure to post initial cash collateral or additional collateral as required by the TRS Agreement; (c) a default by Arbor or the Company with respect to indebtedness in an amount equal to or greater than the lesser of $10,000,000 and 2% of the Company’s NAV at such time; (d) a merger of Arbor or the Company meeting certain criteria; (e) the Company or Arbor amending their respective constituent documents to alter their investment strategy in a manner that has or could reasonably be expected to have a material adverse effect; and (f) SIC Advisors ceasing to be the investment manager of Arbor or to have authority to enter into transactions under the TRS Agreement on behalf of Arbor, and not being replaced by an entity reasonably acceptable to Citibank. As of June 30, 2017 and December 31, 2016, the Company did not have any derivatives with contingent features in net liability positions; therefore, if a trigger event had occurred, no amount would have been required to be posted by the Company.
The Company’s maximum credit risk exposure as of June 30, 2017 and December 31, 2016 is $77,398,828 and $80,910,105, respectively, which is recorded on the consolidated statements of assets and liabilities as cash collateral on total return swap and receivable due on total return swap.

The Company’s receivable from Citibank represents realized amounts from payments on underlying loans in the total return swap portfolio that as of June 30, 2017 and December 31, 2016 was $1,898,828 and $1,289,163, respectively, which is recorded on the consolidated statements of assets and liabilities as receivable due on total return swap. The Company does not offset collateral posted in relation to the TRS with any unrealized appreciation or depreciation outstanding in the consolidated statements of assets and liabilities as of June 30, 2017 or December 31, 2016.
Transactions in total return swap contracts during the three and six months ended June 30, 2017 and 2016 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Interest income and settlement from TRS portfolio	$2,222,742	$2,014,088	$4,397,745	$4,442,382
Traded gains/(loss) on TRS loan sales	(9,812,704)	(359,361)	(9,268,356)	(357,743)
Net realized gains/(loss) on TRS portfolio	$(7,589,962)	$1,654,727	$(4,870,611)	$4,084,639

Net change in unrealized appreciation/(depreciation) on TRS portfolio	$10,300,626	$6,704,542	$10,196,270	$4,029,231
The Company held one derivative position as of June 30, 2017 and December 31, 2016 subject to a Master Agreement (“MA”). The following table represents the Company’s gross and net amounts after offset under the MA, of the derivative assets and liabilities presented by derivative type net of the related collateral pledged by the Company as of June 30, 2017 and December 31, 2016:

	Gross Derivative Assets/ (Liabilities) Subject to MA	Derivative Amount Available for Offset	Net Amount Presented in the Consolidated Statements of Assets and Liabilities	Cash Collateral (received)/pledged (1)	Net Amount of Derivative Assets/(Liabilities)
June 30, 2017
Total Return Swap(1)	$(3,451,060)	$—	$(3,451,060)	$3,451,060	$—
December 31, 2016
Total Return Swap(1)	$(13,647,330)	$—	$(13,647,330)	$13,647,330	$—
 ______________________________

(1)
As of June 30, 2017 and December 31, 2016, $75,500,000 and $79,620,942, respectively, of cash was posted for initial margin requirements for the total return swap as reported on the consolidated statements of assets and liabilities as cash collateral on total return swap.

The following table shows the volume of the Company’s derivative transactions for the three and six months ended June 30, 2017 and 2016.

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Average notional par amount of contracts	$254,095,027	$213,604,209	$248,586,810	$212,568,530
The following is a summary of the TRS reference assets as of June 30, 2017:

Company(1)	Industry	Type of Investment	Maturity	Par Amount	Initial Notional Cost(2)	Fair Value	Unrealized Appreciation/ (Depreciation)
Acrisure, LLC	Banking, Finance, Insurance & Real Estate	Senior Secured First Lien Term Loans(7) LIBOR + 5.000%, 1.000% Floor	11/22/2023	$2,500,000	$2,475,000	$2,493,750	$18,750
Almonde, Inc.	High Tech Industries	Senior Secured First Lien Term Loans(6) LIBOR + 3.500%, 1.000% Floor	6/13/2024	1,000,000	995,000	999,630	4,630
Almonde, Inc.	High Tech Industries	Senior Secured Second Lien Term Loans(5) LIBOR + 7.250%, 1.000% Floor	6/13/2025	500,000	495,000	508,570	13,570
Amplify Snack Brands, Inc.	Beverage & Food	Senior Secured First Lien Term Loans(5) LIBOR + 5.500%, 1.000% Floor	9/2/2023	2,985,000	2,955,150	2,900,584	(54,566)
AmWINS Group, Inc.	Banking, Finance, Insurance & Real Estate	Senior Secured Second Lien Term Loans(5) LIBOR + 6.750%, 1.000% Floor	1/25/2025	4,000,000	3,970,000	4,070,000	100,000
ANVC Merger Corp.	Aerospace & Defense	Senior Secured First Lien Term Loans(7) LIBOR + 4.500%, 1.000% Floor	2/18/2021	4,655,281	4,608,728	4,661,100	52,372

Company(1)	Industry	Type of Investment	Maturity	Par Amount	Initial Notional Cost(2)	Fair Value	Unrealized Appreciation/ (Depreciation)
AP Gaming I, LLC	Hotel, Gaming & Leisure	Senior Secured First Lien Term Loans(5) LIBOR + 5.500%, 1.000% Floor	2/15/2024	4,000,000	3,990,000	4,026,680	36,680
Asurion, LLC	Banking, Finance, Insurance & Real Estate	Senior Secured First Lien Term Loans(5) LIBOR + 3.000%, 1.000% Floor	8/4/2022	980,037	975,137	984,938	9,801
Asurion, LLC	Banking, Finance, Insurance & Real Estate	Senior Secured First Lien Term Loans(5) LIBOR + 3.250%, 1.000% Floor	11/3/2023	1,965,000	1,965,000	1,972,978	7,978
Atrium Innovations, Inc.	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loans(3)(4)(7) LIBOR + 3.500%, 1.000% Floor	2/15/2021	4,987,273	4,981,039	5,002,883	21,844
Avantor Performance Materials Holdings, LLC	Chemicals, Plastics & Rubber	Senior Secured First Lien Term Loans(5) LIBOR + 4.000%, 1.000% Floor	3/11/2024	4,000,000	3,990,000	4,005,000	15,000
Avantor Performance Materials Holdings, LLC	Chemicals, Plastics & Rubber	Senior Secured Second Lien Term Loans(5) LIBOR + 8.250%, 1.000% Floor	3/10/2025	1,000,000	990,000	1,020,000	30,000
Blucora, Inc.	Banking, Finance, Insurance & Real Estate	Senior Secured First Lien Term Loans(4)(7) LIBOR + 3.750%, 1.000% Floor	5/22/2024	2,400,000	2,388,000	2,418,000	30,000
Brand Energy & Infrastructure Services, Inc.	Construction & Building	Senior Secured First Lien Term Loans(6) LIBOR + 4.250%, 1.000% Floor	6/21/2024	6,925,000	6,855,750	6,994,250	138,500
BCPE Eagle Buyer LLC	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loans(5) LIBOR + 4.250%, 1.000% Floor	3/16/2024	5,000,000	4,950,000	5,012,500	62,500
Comfort Holding, LLC	Consumer Goods: Durable	Senior Secured First Lien Term Loans(6) LIBOR + 4.750%, 1.000% Floor	2/5/2024	7,000,000	6,930,000	6,991,250	61,250
Comfort Holding, LLC	Consumer Goods: Durable	Senior Secured Second Lien Term Loans(6) LIBOR + 10.000%, 1.000% Floor	2/3/2025	1,500,000	1,440,000	1,440,000	—
ConvergeOne Holdings Corp.	Telecommunications	Senior Secured First Lien Term Loans(3)(7) LIBOR + 4.750%, 1.000% Floor	6/20/2024	2,425,000	2,400,750	2,400,750	—
CPI Holdco, LLC	Capital Equipment	Senior Secured First Lien Term Loans(7) LIBOR + 4.000%, 1.000% Floor	3/21/2024	10,000,000	9,950,000	10,037,500	87,500
CT Technologies Intermediate Holdings, Inc.	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loans(5) LIBOR + 4.250%, 1.000% Floor	12/1/2021	1,000,000	980,000	996,250	16,250
DiversiTech Holdings, Inc.	Wholesale	Senior Secured First Lien Term Loans(7) LIBOR + 3.500%, 1.000% Floor	6/3/2024	2,000,000	1,995,000	2,001,260	6,260
Encompass Digital Media, Inc	Media: Broadcasting & Subscription	Senior Secured First Lien Term Loans(7) LIBOR + 4.500%, 1.000% Floor	6/6/2021	4,862,500	4,838,188	4,619,375	(218,813)
EVO Payments International, LLC	Banking, Finance, Insurance & Real Estate	Senior Secured First Lien Term Loans(5) LIBOR + 5.000%, 1.000% Floor	12/22/2023	2,992,500	2,962,575	3,018,684	56,109
Fieldwood Energy LLC	Energy: Oil & Gas	Senior Secured First Lien Term Loans(7) LIBOR + 7.000%, 1.000% Floor	8/31/2020	1,222,222	1,100,000	1,139,722	39,722
Fieldwood Energy LLC	Energy: Oil & Gas	Senior Secured First Lien Term Loans(7) LIBOR + 7.125%, 1.250% Floor	9/30/2020	1,650,000	1,641,125	1,299,375	(341,750)
Fieldwood Energy LLC	Energy: Oil & Gas	Senior Secured Second Lien Term Loans(7) LIBOR + 7.125%, 1.250% Floor	9/30/2020	2,596,305	2,676,375	1,434,459	(1,241,916)
First Data Corporation	Banking, Finance, Insurance & Real Estate	Senior Secured First Lien Term Loans(4)(5) LIBOR + 2.250%, 0.000% Floor	7/8/2022	3,982,034	3,978,284	3,973,950	(4,334)
Global Eagle Entertainment Inc.	Telecommunications	Senior Secured First Lien Term Loans(4)(7) LIBOR + 7.000%, 1.000% Floor	1/6/2023	4,200,000	4,122,000	4,122,006	6
Hudson Products Holdings Inc	Capital Equipment	Senior Secured First Lien Term Loans(7) LIBOR + 4.000%, 1.000% Floor	3/15/2019	1,710,904	1,702,350	1,574,032	(128,318)
Imagine! Print Solutions, LLC	Media: Advertising, Printing & Publishing	Senior Secured First Lien Term Loans(3)(7) LIBOR + 4.750%, 1.000% Floor	6/21/2022	6,000,000	5,940,000	5,940,000	—

Company(1)	Industry	Type of Investment	Maturity	Par Amount	Initial Notional Cost(2)	Fair Value	Unrealized Appreciation/ (Depreciation)
Iqor US Inc.	Services: Business	Senior Secured First Lien Term Loans(7) LIBOR + 5.000%, 1.000% Floor	4/1/2021	7,552,381	7,401,333	7,480,633	79,300
Isola USA Corp.	High Tech Industries	Senior Secured First Lien Term Loans(7) LIBOR + 8.250%, 1.000% Floor	11/29/2018	3,597,045	3,496,750	3,235,398	(261,352)
Keystone Acquisition Corp.	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loans(3)(7) LIBOR + 5.250%, 1.000% Floor	5/1/2024	2,346,000	2,346,000	2,346,000	—
KNB Holdings Corporation	Consumer Goods: Durable	Senior Secured First Lien Term Loans(3)(7) LIBOR + 5.500%, 1.000% Floor	4/26/2024	2,950,000	2,912,375	2,957,375	45,000
Kronos Incorporated	Services: Business	Senior Secured First Lien Term Loans(4)(7) LIBOR + 3.500%, 1.000% Floor	11/1/2023	2,992,500	2,977,538	3,010,455	32,917
Kronos Incorporated	Services: Business	Senior Secured Second Lien Term Loans(4)(7) LIBOR + 8.250%, 1.000% Floor	11/1/2024	2,000,000	1,980,000	2,074,160	94,160
Leslie’s Poolmart, Inc.	Retail	Senior Secured First Lien Term Loans(6) LIBOR + 3.750%, 1.000% Floor	8/16/2023	1,994,987	1,990,000	1,999,975	9,975
Lightstone HoldCo LLC	Utilities: Electric	Senior Secured First Lien Term Loans(5) LIBOR + 4.500%, 1.000% Floor	1/30/2024	2,992,935	2,933,076	2,910,629	(22,447)
Livingston International, Inc.	Transportation: Cargo	Senior Secured Second Lien Term Loans(1)(7) LIBOR + 8.250%, 1.250% Floor	4/17/2020	1,954,783	1,969,443	1,896,999	(72,444)
MPH Acquisition Holdings LLC	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loans(7) LIBOR + 3.000%, 1.000% Floor	6/7/2023	4,736,311	4,722,630	4,732,617	9,987
MWI Holdings, Inc.	Capital Equipment	Senior Secured First Lien Term Loans(7) LIBOR + 5.500%, 1.000% Floor	6/29/2020	3,970,000	3,930,300	3,964,998	34,698
Neustar, Inc.	High Tech Industries	Senior Secured First Lien Term Loans(3)(4)(5) LIBOR + 3.750%, 1.000% Floor	3/1/2024	2,000,000	1,990,000	2,011,880	21,880
Neustar, Inc.	High Tech Industries	Senior Secured Second Lien Term Loans(3)(4)(5) LIBOR + 8.000%, 1.000% Floor	3/1/2025	1,000,000	985,000	1,011,250	26,250
New Media Holdings II LLC	Media: Advertising, Printing & Publishing	Senior Secured First Lien Term Loans(3)(5) LIBOR + 6.250%, 1.000% Floor	6/4/2020	950,000	952,375	944,063	(8,312)
Nine West Holdings, Inc.	Consumer Goods: Non-durable	Senior Secured First Lien Term Loans(7) LIBOR + 3.750%, 1.000% Floor	10/8/2019	5,758,716	5,744,319	4,866,115	(878,204)
O2 Partners, LLC	Consumer Goods: Non-durable	Senior Secured First Lien Term Loans(7) LIBOR + 5.000%, 1.000% Floor	10/7/2022	1,492,500	1,477,575	1,477,575	—
Petco Animal Supplies, Inc.	Retail	Senior Secured First Lien Term Loans(7) LIBOR + 3.000%, 1.000% Floor	1/26/2023	8,900,037	8,761,885	8,032,284	(729,601)
PetroChoice Holdings, Inc.	Chemicals, Plastics & Rubber	Senior Secured First Lien Term Loans(6) LIBOR + 5.000%, 1.000% Floor	8/21/2022	4,987,342	4,987,342	4,987,342	—
Preferred Proppants, LLC	Construction & Building	Senior Secured First Lien Term Loans(5) LIBOR + 5.750%, 1.000% Floor	7/27/2020	2,855,534	2,826,979	2,409,357	(417,622)
Press Ganey Holdings, Inc.	Healthcare & Pharmaceuticals	Senior Secured Second Lien Term Loans(5) LIBOR + 7.250%, 1.000% Floor	10/21/2024	6,500,000	6,472,500	6,522,035	49,535
Rackspace Hosting, Inc.	Services: Business	Senior Secured First Lien Term Loans(5) LIBOR + 3.000%, 1.000% Floor	11/3/2023	3,491,250	3,478,781	3,487,968	9,187
Resolute Investment Managers, Inc.	Banking, Finance, Insurance & Real Estate	Senior Secured First Lien Term Loans(7) LIBOR + 4.250%, 1.000% Floor	4/30/2022	1,929,838	1,923,879	1,937,074	13,195
Rough Country, LLC	Automotive	Senior Secured First Lien Term Loans(5) LIBOR + 4.500%, 1.000% Floor	5/25/2023	2,950,000	2,920,500	2,920,500	—
SCS Holdings I Inc.	Wholesale	Senior Secured First Lien Term Loans(5) LIBOR + 4.250%, 1.000% Floor	10/30/2022	1,419,599	1,416,050	1,428,472	12,422

Company(1)	Industry	Type of Investment	Maturity	Par Amount	Initial Notional Cost(2)	Fair Value	Unrealized Appreciation/ (Depreciation)
SESAC Holdco II LLC	Media: Broadcasting & Subscription	Senior Secured Second Lien Term Loans(7) LIBOR + 7.250%, 1.000% Floor	2/24/2025	2,000,000	1,980,000	1,997,500	17,500
Silversea Cruise Finance	Hotel, Gaming & Leisure	Senior Secured First Lien Notes 7.250%	2/1/2025	1,000,000	1,000,000	1,066,250	66,250
Sungard Availability Services Capital Inc.	Services: Business	Senior Secured First Lien Term Loans(5) LIBOR + 5.000%, 1.000% Floor	4/1/2019	7,989,438	7,956,046	7,902,912	(53,134)
Tecostar Holdings, Inc.	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loans(7) LIBOR + 3.750%, 1.000% Floor	5/1/2024	1,500,000	1,492,500	1,498,755	6,255
Tensar Corporation	Capital Equipment	Senior Secured First Lien Term Loans(7) LIBOR + 4.750%, 1.000% Floor	7/9/2021	11,114,962	11,003,812	10,350,808	(653,004)
TouchTunes Interactive Networks, Inc.	Media: Diversified & Production	Senior Secured First Lien Term Loans(3)(7) LIBOR + 4.750%, 1.000% Floor	5/28/2021	950,000	955,938	955,938	—
TCH-2 Holdings, LLC	Hotel, Gaming & Leisure	Senior Secured First Lien Term Loans(5) LIBOR + 4.000%, 1.250% Floor	5/6/2021	6,209,223	6,162,131	6,232,508	70,377
TRC Companies, Inc.	Services: Business	Senior Secured First Lien Term Loans(5) LIBOR + 4.000%, 1.000% Floor	6/21/2024	2,000,000	1,990,000	2,008,340	18,340
tronc, Inc.	Media: Advertising, Printing & Publishing	Senior Secured First Lien Term Loans(4)(5) LIBOR + 4.750%, 1.000% Floor	8/4/2021	6,805,556	6,737,500	6,763,021	25,521
UFC Holdings, LLC	Hotel, Gaming & Leisure	Senior Secured First Lien Term Loans(5) LIBOR + 3.250%, 1.000% Floor	8/18/2023	1,245,000	1,240,025	1,246,780	6,755
UFC Holdings, LLC	Hotel, Gaming & Leisure	Senior Secured Second Lien Term Loans(5) LIBOR + 7.500%, 1.000% Floor	8/18/2024	500,000	495,000	508,750	13,750
US Shipping Partners LP	Transportation: Cargo	Senior Secured First Lien Term Loans(5) LIBOR + 4.250%, 1.000% Floor	6/26/2021	1,688,831	1,676,165	1,557,946	(118,219)
VCVH Holding Corp.	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loans(7) LIBOR + 5.000%, 1.000% Floor	6/1/2023	992,500	982,575	980,977	(1,598)
Veresen Midstream Limited Partnership	Energy: Oil & Gas	Senior Secured First Lien Term Loans(4)(5) LIBOR + 3.500%, 1.000% Floor	3/31/2022	2,977,215	2,941,191	2,971,648	30,457
Victory Capital Operating, LLC	Banking, Finance, Insurance & Real Estate	Senior Secured First Lien Term Loans(7) LIBOR + 7.500%, 1.000% Floor	10/29/2021	3,195,060	3,171,430	3,227,011	55,581
YRC Worldwide Inc.	Transportation: Cargo	Senior Secured First Lien Term loans(4)(5) LIBOR + 7.500%, 1.000% Floor	2/13/2019	9,335,920	9,324,353	9,048,374	(275,979)
Total				$240,864,519	$238,945,747	$235,022,148	$(3,923,599)
Total accrued interest income, net of expenses							472,539
Total unrealized depreciation on total return swap							$(3,451,060)
 _____________________________

(1)	All investments are domiciled in the United States except for Livingston International, Inc., which is domiciled in Canada.

(2)	Represents the initial amount of par of an investment in which the TRS is referenced.

(3)	The referenced asset or portion thereof is unsettled as of June 30, 2017.

(4)	The investment is not a qualifying asset under the 1940 Act.

(5)
The interest rate on these loans is subject to a base rate plus 1 Month (“1M”) LIBOR, which at June 30, 2017 was 1.22%. As the interest rate is subject to a minimum LIBOR floor which was greater than the 1M LIBOR rate at June 30, 2017, the prevailing rate in effect at June 30, 2017 was the base rate plus the LIBOR floor.

(6)
The interest rate on these loans is subject to a base rate plus 2 Month (“2M”) LIBOR, which at June 30, 2017 was 1.25%. As the interest rate is subject to a minimum LIBOR floor which was greater than the 2M LIBOR rate at June 30, 2017, the prevailing rate in effect at June 30, 2017 was the base rate plus the LIBOR floor.

(7)
The interest rate on these loans is subject to a base rate plus 3 Month (“3M”) LIBOR, which at June 30, 2017 was 1.30%. As the interest rate is subject to a minimum LIBOR floor which was greater than the 3M LIBOR rate at June 30, 2017, the prevailing rate in effect at June 30, 2017 was the base rate plus the LIBOR floor.

The following is a summary of the TRS reference assets as of December 31, 2016:

Company(1)	Industry	Type of Investment	Maturity	Par Amount	Initial Notional Cost(2)	Fair Value	Unrealized Appreciation/(Depreciation)
Acrisure, LLC	Banking, Finance, Insurance & Real Estate	Senior Secured First Lien Term Loans(7) LIBOR + 4.750%, 1.000% Floor	11/22/2023	$2,500,000	$2,475,000	$2,527,350	$52,350
Albertson's LLC	Retail	Senior Secured First Lien Term Loans(3)(5) LIBOR + 3.000%, 0.750% Floor	8/25/2021	2,000,000	2,000,000	2,022,080	22,080
AMC Entertainment Holdings, Inc.	Hotel, Gaming & Leisure	Senior Secured First Lien Term Loans(5) LIBOR + 2.750%, 0.750% Floor	12/15/2023	2,000,000	1,995,000	2,018,500	23,500
AMF Bowling Centers, Inc	Services: Consumer	Senior Secured First Lien Term Loans(7) LIBOR + 5.000%, 1.000% Floor	9/19/2023	6,842,500	6,739,863	6,821,151	81,288
Amplify Snack Brands, Inc.	Beverage & Food	Senior Secured First Lien Term Loans(7) LIBOR + 5.500%, 1.000% Floor	9/2/2023	3,000,000	2,970,000	2,912,490	(57,510)
Answsers Corporation	High Tech Industries	Senior Secured First Lien Term Loans(5) LIBOR + 5.250%, 1.000% Floor	10/1/2021	14,775,000	14,257,875	7,313,625	(6,944,250)
ANVC Merger Corp.	Aerospace & Defense	Senior Secured First Lien Term Loans(7) LIBOR + 4.500%, 1.000% Floor	2/18/2021	4,691,841	4,644,923	4,656,653	11,730
AP Gaming I, LLC	Hotel, Gaming & Leisure	Senior Secured First Lien Term Loans(7) LIBOR + 8.250%, 1.000% Floor	12/21/2020	10,645,102	10,476,828	10,574,099	97,271
Astro AB Borrower, Inc.	Banking, Finance, Insurance & Real Estate	Senior Secured First Lien Term Loans(7) LIBOR + 4.500%, 1.000% Floor	4/30/2022	965,761	960,932	974,211	13,279
Asurion, LLC	Banking, Finance, Insurance & Real Estate	Senior Secured First Lien Term Loans(5) LIBOR + 3.750%, 1.000% Floor	11/3/2023	1,000,000	995,000	1,013,750	18,750
Atkore International, Inc	Wholesale	Senior Secured First Lien Term Loans(3)(7) LIBOR + 3.000%, 1.000% Floor	12/22/2023	3,000,000	2,992,500	3,022,500	30,000
ConvergeOne Holdings Corp.	Telecommunications	Senior Secured First Lien Term Loans(7) LIBOR + 5.375%, 1.000% Floor	6/17/2020	2,500,000	2,462,500	2,487,500	25,000
CSP Technologies North America, LLC	Containers, Packaging & Glass	Senior Secured First Lien Term Loans(7) LIBOR + 6.000%, 1.000% Floor	1/29/2022	9,780,882	9,585,265	9,634,169	48,904
Encompass Digital Media, Inc	Media: Broadcasting & Subscription	Senior Secured First Lien Term Loans(7) LIBOR + 4.500%, 1.000% Floor	6/6/2021	4,887,500	4,863,063	4,618,688	(244,375)
EVO Payments International, LLC	Banking, Finance, Insurance & Real Estate	Senior Secured First Lien Term Loans(3) LIBOR + 5.000%, 1.000% Floor	12/22/2023	3,000,000	2,970,000	2,970,000	—
Fieldwood Energy LLC	Energy: Oil & Gas	Senior Secured First Lien Term Loans(7) LIBOR + 7.000%, 1.000% Floor	8/31/2020	1,222,222	1,100,000	1,155,000	55,000
Fieldwood Energy LLC	Energy: Oil & Gas	Senior Secured First Lien Term Loans(7) LIBOR + 7.125%, 1.250% Floor	9/30/2020	1,650,000	1,641,125	1,431,375	(209,750)
Fieldwood Energy LLC	Energy: Oil & Gas	Senior Secured Second Lien Term Loans(7) LIBOR + 7.125%, 1.250% Floor	9/30/2020	2,596,305	2,676,375	1,817,414	(858,961)
First Data Corporation	Banking, Finance, Insurance & Real Estate	Senior Secured First Lien Term Loans(5) LIBOR + 3.000%, 0.000% Floor	7/8/2022	1,000,000	1,000,000	1,010,210	10,210
Flex Acquisition Company, Inc.	Containers, Packaging & Glass	Senior Secured First Lien Term Loans(3)(7) LIBOR + 3.250%, 1.000% Floor	12/29/2023	1,000,000	995,000	1,008,330	13,330
Four Seasons Holdings Inc.	Hotel, Gaming & Leisure	Senior Secured First Lien Term Loans(7) LIBOR + 3.000%, 0.750% Floor	11/30/2023	1,000,000	995,000	1,011,250	16,250
Genex Services, Inc.	Banking, Finance, Insurance & Real Estate	Senior Secured First Lien Term Loans(5) LIBOR + 4.250%, 1.000% Floor	5/28/2021	2,942,374	2,927,662	2,920,306	(7,356)
GTCR Valor Companies, Inc.	Media: Diversified & Production	Senior Secured First Lien Term Loans(7) LIBOR + 6.000%, 1.000% Floor	6/16/2023	4,987,500	4,788,000	4,925,156	137,156
Harbortouch Payments, LLC	Banking, Finance, Insurance & Real Estate	Senior Secured First Lien Term Loans(7) LIBOR + 4.750%, 1.000% Floor	10/13/2023	5,000,000	4,950,000	4,950,000	—

Company(1)	Industry	Type of Investment	Maturity	Par Amount	Initial Notional Cost(2)	Fair Value	Unrealized Appreciation/(Depreciation)
HNC Holdings, Inc.	Construction & Building	Senior Secured First Lien Term Loans(7) LIBOR + 4.500%, 1.000% Floor	10/5/2023	572,000	569,140	577,720	8,580
Hudson Products Holdings Inc	Capital Equipment	Senior Secured First Lien Term Loans(7) LIBOR + 4.000%, 1.000% Floor	3/15/2019	1,862,892	1,853,578	1,632,360	(221,218)
Imagine! Print Solutions, LLC	Media: Advertising, Printing & Publishing	Senior Secured First Lien Term Loans(7) LIBOR + 6.000%, 1.000% Floor	3/30/2022	4,977,182	4,916,266	5,026,954	110,688
Iqor US Inc.	Services: Business	Senior Secured First Lien Term Loans(7) LIBOR + 5.000%, 1.000% Floor	4/1/2021	7,591,111	7,439,289	7,230,533	(208,756)
Isola USA Corp.	High Tech Industries	Senior Secured First Lien Term Loans(7) LIBOR + 8.250%, 1.000% Floor	11/29/2018	3,697,045	3,595,250	3,441,172	(154,078)
J.D. Power and Associates	Services: Consumer	Senior Secured First Lien Term Loans(7) LIBOR + 4.250%, 1.000% Floor	9/7/2023	2,000,000	1,990,000	2,017,500	27,500
Kronos Incorporated	Services: Business	Senior Secured First Lien Term Loans(7) LIBOR + 4.000%, 1.000% Floor	11/1/2023	3,000,000	2,985,000	3,035,160	50,160
Kronos Incorporated	Services: Business	Senior Secured Second Lien Term Loans(7) LIBOR + 8.250%, 1.000% Floor	11/1/2024	2,000,000	1,980,000	2,058,760	78,760
Lightstone HoldCo LLC	Utilities: Electric	Senior Secured First Lien Term Loans(3) LIBOR + 5.500%, 1.000% Floor	1/30/2024	2,739,130	2,684,348	2,769,946	85,598
Lightstone HoldCo LLC	Utilities: Electric	Senior Secured First Lien Term Loans(3) LIBOR + 5.500%, 1.000% Floor	1/30/2024	260,870	255,652	263,804	8,152
Livingston International, Inc.	Transportation: Cargo	Senior Secured Second Lien Term Loans(4)(7) LIBOR + 8.250%, 1.250% Floor	4/17/2020	1,954,783	1,969,443	1,862,321	(107,122)
MPH Acquisition Holdings LLC	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loans(7) LIBOR + 4.000%, 1.000% Floor	6/7/2023	2,870,317	2,855,965	2,917,993	62,028
MWI Holdings, Inc.	Capital Equipment	Senior Secured First Lien Term Loans(7) LIBOR + 5.500%, 1.000% Floor	6/29/2020	3,990,000	3,950,100	3,980,025	29,925
Nine West Holdings, Inc.	Consumer goods: Non-durable	Senior Secured First Lien Term Loans(7) LIBOR + 3.750%, 1.000% Floor	10/8/2019	5,865,000	5,850,338	3,606,975	(2,243,363)
O2 Partners, LLC	Consumer goods: Non-durable	Senior Secured First Lien Term Loans(6) LIBOR + 5.000%, 1.000% Floor	10/7/2022	1,500,000	1,485,000	1,485,000	—
Payless Inc.	Retail	Senior Secured First Lien Term Loans(7) LIBOR + 4.000%, 1.000% Floor	3/11/2021	5,850,000	5,828,063	3,017,606	(2,810,457)
Petco Animal Supplies, Inc.	Retail	Senior Secured First Lien Term Loans(7) LIBOR + 4.000%, 1.000% Floor	1/26/2023	5,940,050	5,821,249	5,965,533	144,284
Polycom, Inc.	Wholesale	Senior Secured First Lien Term Loans(7) LIBOR + 6.500%, 1.000% Floor	9/27/2023	1,946,667	1,868,800	1,953,967	85,167
Preferred Proppants, LLC	Construction & Building	Senior Secured First Lien Term Loans(7) LIBOR + 5.750%, 1.000% Floor	7/27/2020	2,870,178	2,841,476	2,421,713	(419,763)
Press Ganey Holdings, Inc.	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loans(5) LIBOR + 3.250%, 1.000% Floor	10/23/2023	3,000,000	2,985,000	3,015,000	30,000
Press Ganey Holdings, Inc.	Healthcare & Pharmaceuticals	Senior Secured Second Lien Term Loans(5) LIBOR + 7.250%, 1.000% Floor	10/21/2024	6,500,000	6,472,500	6,472,505	5
Rackspace Hosting, Inc.	Services: Business	Senior Secured First Lien Term Loans(3) LIBOR + 3.500%, 1.000% Floor	11/3/2023	1,000,000	1,000,000	1,000,000	—
Rackspace Hosting, Inc.	Services: Business	Senior Secured First Lien Term Loans(7) LIBOR + 4.000%, 1.000% Floor	11/3/2023	2,500,000	2,487,500	2,530,200	42,700
SCS Holdings I Inc.	High Tech Industries	Senior Secured First Lien Term Loans(5) LIBOR + 4.250%, 1.000% Floor	10/30/2022	1,500,000	1,496,250	1,496,250	—

Company(1)	Industry	Type of Investment	Maturity	Par Amount	Initial Notional Cost(2)	Fair Value	Unrealized Appreciation/(Depreciation)
Sungard Availability Services Capital Inc.	Services: Business	Senior Secured First Lien Term Loans(5) LIBOR + 5.000%, 1.000% Floor	4/1/2019	7,989,438	7,956,046	7,716,439	(239,607)
TaxACT Inc.	Banking, Finance, Insurance & Real Estate	Senior Secured First Lien Term Loans(5) LIBOR + 6.000%, 1.000% Floor	1/3/2023	2,705,882	2,634,706	2,705,882	71,176
Tensar Corporation	Capital Equipment	Senior Secured First Lien Term Loans(7) LIBOR + 4.750%, 1.000% Floor	7/9/2021	11,574,536	11,458,791	10,417,083	(1,041,708)
TravelCLICK, Inc	Hotel, Gaming & Leisure	Senior Secured First Lien Term Loans(5) LIBOR + 4.500%, 1.250% Floor	5/6/2021	4,732,805	4,685,477	4,738,721	53,244
tronc, Inc.	Media: Advertising, Printing & Publishing	Senior Secured First Lien Term Loans(4)(5) LIBOR + 4.750%, 1.000% Floor	8/4/2021	7,000,000	6,930,000	6,973,750	43,750
UFC Holdings, LLC	Hotel, Gaming & Leisure	Senior Secured First Lien Term Loans(7) LIBOR + 4.000%, 1.000% Floor	8/18/2023	1,000,000	995,000	1,012,000	17,000
UFC Holdings, LLC	Hotel, Gaming & Leisure	Senior Secured Second Lien Term Loans(7) LIBOR + 7.500%, 1.000% Floor	8/18/2024	500,000	495,000	513,125	18,125
US Shipping Partners LP	Transportation: Cargo	Senior Secured First Lien Term Loans(5) LIBOR + 4.250%, 1.000% Floor	6/26/2021	1,856,284	1,842,362	1,786,673	(55,689)
VCVH Holding Corp.	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loans(7) LIBOR + 5.000%, 1.000% Floor	6/1/2023	997,500	987,525	987,525	—
Veresen Midstream Limited Partnership	Energy: Oil & Gas	Senior Secured First Lien Term Loans(7) LIBOR + 4.250%, 1.000% Floor	3/31/2022	2,992,405	2,956,197	3,009,851	53,654
Victory Capital Operating, LLC	Banking, Finance, Insurance & Real Estate	Senior Secured First Lien Term Loans(7) LIBOR + 7.500%, 1.000% Floor	10/29/2021	1,625,357	1,600,977	1,641,611	40,634
Vistra Operations Company LLC	Energy: Electricity	Senior Secured First Lien Term Loans(7) LIBOR + 4.000%, 1.000% Floor	8/4/2023	3,257,143	3,224,571	3,294,307	69,736
Vistra Operations Company LLC	Energy: Electricity	Senior Secured First Lien Term Loans(7) LIBOR + 4.000%, 1.000% Floor	8/4/2023	742,857	735,429	751,334	15,905
Vistra Operations Company LLC	Energy: Electricity	Senior Secured First Lien Term Loans(3)(5) LIBOR + 3.250%, 0.750% Floor	12/14/2023	1,500,000	1,496,250	1,518,750	22,500
Western Digital Corporation	High Tech Industries	Senior Secured First Lien Term Loans(5) LIBOR + 3.750%, 0.750% Floor	4/29/2023	3,192,000	3,148,110	3,223,920	75,810
YRC Worldwide Inc.	Transportation: Cargo	Senior Secured First Lien Term loans(4)(7) LIBOR + 7.000%, 1.000% Floor	2/13/2019	9,737,187	9,725,122	9,627,643	(97,479)
Total				$230,377,606	$227,513,681	$213,493,418	$(14,020,263)
Total accrued interest income, net of expenses							372,933
Total unrealized depreciation on total return swap							$(13,647,330)
 _____________________________

(1)	All investments are domiciled in the United States except for Livingston International, Inc., which is domiciled in Canada.

(2)	Represents the initial amount of par of an investment in which the TRS is referenced.

(3)	The referenced asset or portion thereof is unsettled as of December 31, 2016.

(4)	The investment is not a qualifying asset under the 1940 Act.

(5)
The interest rate on these loans is subject to a base rate plus 1 Month (“1M”) LIBOR, which at December 31, 2016 was 0.77%. As the interest rate is subject to a minimum LIBOR floor, which was greater than the 1M LIBOR rate at December 31, 2016, the prevailing rate in effect at December 31, 2016 was the base rate plus the LIBOR floor.

(6)
The interest rate on these loans is subject to a base rate plus 2 Month (“2M”) LIBOR, which at December 31, 2016 was 0.82%. As the interest rate is subject to a minimum LIBOR floor, which was greater than the 2M LIBOR rate at December 31, 2016, the prevailing rate in effect at December 31, 2016 was the base rate plus the LIBOR floor.

(7)
The interest rate on these loans is subject to a base rate plus 3 Month (“3M”) LIBOR, which at December 31, 2016 was 1.00%. As the interest rate is subject to a minimum LIBOR floor, which was greater than the 3M LIBOR rate at December 31, 2016, the prevailing rate in effect at December 31, 2016 was the base rate plus the LIBOR floor.

Note 6. Borrowings
The following table shows the Company's outstanding debt as of June 30, 2017 and December 31, 2016:

	June 30, 2017			December 31, 2016
	Total Commitment	Balance Outstanding	Unused Commitment	Total Commitment	Balance Outstanding	Unused Commitment
ING Credit Facility	$220,000,000	$190,000,000	$30,000,000	$175,000,000	$150,000,000	$25,000,000
Alpine Credit Facility	300,000,000	240,000,000	60,000,000	300,000,000	240,000,000	60,000,000
Total before deferred financing costs	520,000,000	430,000,000	90,000,000	475,000,000	390,000,000	85,000,000
Unamortized deferred financing costs	—	(4,012,253)	—	—	(4,340,533)	—
Total borrowings outstanding, net	$520,000,000	$425,987,747	$90,000,000	$475,000,000	$385,659,467	$85,000,000
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
The ING Credit Facility allows for the Company, at its option, to borrow money at a rate of either (i) an alternate base rate plus 1.50% per annum or (ii) LIBOR plus 2.50% per annum. The interest rate margins are subject to certain step-downs upon the satisfaction of certain conditions described in the Revolving Credit Agreement. The alternate base rate will be the greatest of (i) the U.S. Prime Rate set forth in the Wall Street Journal, (ii) the federal funds effective rate plus 1/2 of 1%, and (iii) three month LIBOR plus 1.00%. As of June 30, 2017 and December 31, 2016, the commitment under the ING Credit Facility was $220,000,000 and $175,000,000, respectively, and the ING Credit Facility includes an accordion feature that allows for potential future expansion of the ING Credit Facility up to a total of $500,000,000. Availability of loans under the ING Credit Facility is linked to the valuation of the collateral pursuant to a borrowing base mechanism.
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
As of June 30, 2017 and December 31, 2016, the carrying amount of the Company’s borrowings under the ING Credit Facility approximated their fair value. The fair value of the Company’s debt obligation is determined in accordance with ASC 820, which defines fair value in terms of the price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The fair value of the Company’s borrowing under the ING Credit Facility is estimated based upon market interest rates of the Company’s borrowing or entities with similar credit risk, adjusted for nonperformance risk, if any. As of June 30, 2017 and December 31, 2016, the ING Credit Facility would be deemed to be Level 3, as defined in Note 4.
As of June 30, 2017 and December 31, 2016, $2,707,316 and $2,746,766, respectively, of financing costs related to the ING Credit Facility have been capitalized and are being amortized over the respective terms. The following table shows additional information about the interest and financing costs related to the ING Credit Facility for the three and six months ended June 30, 2017 and 2016:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016
Interest expense related to the ING Credit Facility	$1,419,907	$907,752	$2,465,030	$2,050,149
Financing expenses related to the ING Credit Facility	225,847	168,117	429,450	336,374
Total Interest and financing expenses related to the ING Credit Facility	$1,645,754	$1,075,869	$2,894,480	$2,386,523

Weighted average outstanding debt balance of the ING Credit Facility	$145,494,505	$93,076,923	$129,530,387	$110,247,253
Weighted average interest rate of the ING Credit Facility	3.7%	3.5%	3.8%	3.6%

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
Borrowings of Alpine are considered borrowings of the Company for purposes of complying with the asset coverage requirements under the 1940 Act, applicable to BDCs.
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

As of June 30, 2017 and December 31, 2016, the carrying amount of the Company’s borrowings under the Alpine Credit Facility approximated the fair value of the Company’s debt obligation. The fair value of the Company’s debt obligation is determined in accordance with ASC 820, which defines fair value in terms of the price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The fair value of the Company’s borrowings under the Alpine Credit Facility is estimated based upon market interest rates of the Company’s borrowings or entities with similar credit risk, adjusted for nonperformance risk, if any. As of June 30, 2017 and December 31, 2016, the Alpine Credit Facility would be deemed to be Level 3, as defined in Note 4.
As of June 30, 2017 and December 31, 2016, $1,304,937 and $1,593,767, respectively, of financing costs related to the Alpine Credit Facility has been capitalized and is being amortized over the respective terms. The following table shows additional information about the interest and financing costs related to the Alpine Credit Facility for the three and six months ended June 30, 2017 and 2016:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016
Interest expense related to the Alpine Credit Facility	$2,726,191	$2,314,140	$5,277,932	$4,612,460
Financing expenses related to the Alpine Credit Facility	145,212	145,213	288,830	290,426
Total Interest and financing expenses related to the Alpine Credit Facility	$2,871,403	$2,459,353	$5,566,762	$4,902,886

Weighted average outstanding debt balance of the Alpine Credit Facility	$242,802,198	$240,000,000	$245,138,122	$240,000,000
Weighted average interest rate of the Alpine Credit Facility	4.4%	3.8%	4.2%	3.7%

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
The base management fee is calculated at an annual rate of 1.75% of the Company’s gross assets payable quarterly in arrears. For purposes of calculating the base management fee, the term “gross assets” includes any assets acquired with the proceeds of leverage. "Gross assets" also includes any cash collateral posted with respect to the TRS, adjusted for realized and unrealized appreciation. The base management fee is calculated based on the gross assets at the end of each completed calendar quarter. Base management fees for any partial quarter are appropriately prorated. For the three and six months ended June 30, 2017, the Company recorded an expense for base management fees of $5,449,266 and $10,657,835, respectively, of which $5,449,265 was payable at June 30, 2017. For the three and six months ended June 30, 2016, the Company recorded an expense for base management fees of $4,952,577 and $9,750,206, respectively, of which $4,952,577 was payable at June 30, 2016.
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

For the three and six months ended June 30, 2017, the Company recorded a Subordinated Incentive Fee on Income of $0 and $548,806, respectively. For the three and six months ended June 30, 2016, the Company recorded a Subordinated Incentive Fee on Income of $3,231,942 and $5,503,705, respectively. As of June 30, 2017 and December 31, 2016, the Company recorded incentive fees payable of $0 and $1,405,419, respectively.
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
For the three and six months ended June 30, 2017 and 2016, the Company recorded no capital gains incentive fee. As of June 30, 2017 and December 31, 2016, the Company recorded no capital gains incentive fee payable.
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

Administration Agreement
On April 5, 2012, the Company entered into an administration agreement (the “Administration Agreement”) with Medley Capital LLC, pursuant to which Medley Capital LLC furnishes the Company with administrative services necessary to conduct its day-to-day operations. On February 28, 2013, Medley Capital LLC entered into a Sub-Administration Agreement with State Street Bank Global Fund Accounting and Custody to perform certain financial, accounting, administrative and other services on behalf of the Company. On March 1, 2017, the Company’s board of directors approved the renewal of the Administration Agreement for an additional one-year term at an in-person meeting. Medley Capital LLC is reimbursed for administrative expenses it incurs on the Company’s behalf in performing its obligations. Such costs are reasonably allocated to the Company on the basis of assets, revenues, time records or other reasonable methods. The Company does not reimburse Medley Capital LLC for any services for which it receives a separate fee or for rent, depreciation, utilities, capital equipment or other administrative items allocated to a controlling person of Medley Capital LLC. For the three and six months ended June 30, 2017, the Company recorded administrator expenses of $794,622 and $1,588,151, respectively. For the three and six months ended June 30, 2016, the Company recorded administrator expenses of $633,695 and $1,216,901, respectively. As of June 30, 2017 and December 31, 2016, the Company had $794,622 and $850,678, respectively, in administrator fees payable.

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
For the three and six months ended June 30, 2017, the Company recorded no Expense Support Reimbursements on the consolidated statements of operations. For the three and six months ended June 30, 2016, the Company recorded net Expense Support Reimbursements of $5,498,606 and $10,703,502, respectively, on the consolidated statements of operations. Repayments of amounts paid by SIC Advisors to the Company under the Expense Support Agreement will be accrued as they become probable and estimable. As of June 30, 2017 and December 31, 2016, the Company recorded $3,321,136 and $7,892,273, respectively, in its consolidated statements of assets and liabilities as due from affiliate relating to the Expense Support Agreement. The Company refers to Expense Support Reimbursements that are eligible for reimbursement to SIC Advisors by virtue of having satisfied the conditions described above as a “Crystalized Reimbursement.” As of June 30, 2017 and December 31, 2016, the Company recorded $0 and $135,784, respectively, of Crystalized Reimbursements, and $0 and $135,784 was included in Due to Affiliate on the respective consolidated statements of assets and liabilities. As of June 30, 2017 and December 31, 2016, the total amounts eligible for reimbursement of the Company to SIC Advisors, net of Crystalized Reimbursements was $28,153,579 and $31,474,331, respectively.
The following table provides information regarding liabilities incurred by SIC Advisors pursuant to the Expense Support Agreement as well as other information relating to the Company’s ability to reimburse SIC Advisors for such payments:

Quarter Ended	Amount of Expense Payment Obligation	Amount Repaid to SIC Advisors	Operating Expense Ratio(1)	Annualized Distribution Rate(2)	Eligible to be Repaid Through
June 30, 2012	$454,874	$454,874	6.13%	8.00%	June 30, 2015
September 30, 2012	437,303	437,303	4.05%	8.00%	September 30, 2015
December 31, 2012	573,733	573,733	3.91%	8.00%	December 31, 2015
March 31, 2013	685,404	685,404	1.71%	8.00%	March 31, 2016
June 30, 2013	732,425	732,425	1.00%	7.84%	June 30, 2016
September 30, 2013(3)	1,262,848	1,078,500	0.83%	7.84%	September 30, 2016
December 31, 2013(3)	1,258,575	—	0.45%	7.84%	December 31, 2016
March 31, 2014(3)	1,177,686	135,784	0.45%	7.80%	March 31, 2017
June 30, 2014(3)	2,143,066	—	0.38%	7.80%	June 30, 2017
September 30, 2014	1,717,593	123,025	0.38%	7.77%	September 30, 2017
December 31, 2014	1,585,471	—	0.47%	8.00%	December 31, 2017
March 31, 2015	1,993,518	—	0.43%	8.00%	March 31, 2018
June 30, 2015	2,148,462	—	0.31%	8.00%	June 30, 2018
September 30, 2015	627,752	—	0.32%	8.25%	September 30, 2018
December 31, 2015	3,974,895	—	0.40%	8.65%	December 31, 2018
March 31, 2016	5,204,896	—	0.37%	8.89%	March 31, 2019
June 30, 2016	5,634,390	—	0.29%	8.89%	June 30, 2019
September 30, 2016	5,389,627	—	0.45%	8.84%	September 30, 2019
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

(3)	The unreimbursed part of the expense payment obligation has expired as of June 30, 2017.

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
Due from affiliate relates to amounts due from SIC Advisors pursuant to the Expense Support Agreement as discussed in Note 7. Due to affiliate relates to reimbursements of expense support reimbursement pursuant to the Investment Advisory Agreement paid to/from SIC Advisors as discussed in Note 7.
An affiliate of the Company’s dealer manager has an ownership interest in SIC Advisors.
Opportunities for co-investments may arise when SIC Advisors or an affiliated adviser becomes aware of investment opportunities that may be appropriate for the Company and other clients or affiliated funds. The Company obtained an exemptive order from the SEC on November 25, 2013 (the “Prior Exemptive Order”). On March 29, 2017, the Company, SIC Advisors and certain other affiliated funds and investment advisers received an exemptive order (the "Exemptive Order") that supersedes the Prior Exemptive Order and allows affiliated registered investment companies to participate in co-investment transactions with us that would otherwise have been prohibited under Section 17(d) and 57(a)(4) and Rule 17d-1. The terms of the Exemptive Order are otherwise substantially similar to the Prior Exemptive Order. Co-investment under the Exemptive Order is subject to certain conditions, including the condition that, in the case of each co-investment transaction, our board of directors determines that it would to be in our best interest to participate in the transaction. However, neither we nor the affiliated funds are obligated to invest or co-invest when investment opportunities are referred to us or them. On May 24, 2017, the Company, SIC Advisors and certain of our affiliates filed an exemptive application for a co-investment order that would supersede the Exemptive Order (the “New Exemptive Order”) and would allow, in addition to the entities already covered by the Exemptive Order, Medley LLC and its subsidiary, Medley Capital LLC, to the extent they hold financial assets in a principal capacity, and any direct or indirect, wholly- or majority-owned subsidiary of Medley LLC that is formed in the future, to participate in co-investment transactions with us that would otherwise be prohibited by either or both of Sections 17(d) and 57(a)(4) of the 1940 Act. There can be no assurance if and when we will receive the Exemptive Order. The Exemptive Order will remain in effect unless and until the New Exemptive Order is granted by the SEC. The terms of the New Exemptive Order, if received, would be substantially similar to the Exemptive Order.
Please see footnote 4 to the consolidated schedule of investments as of June 30, 2017 and December 31, 2016 for disclosures regarding securities also held by affiliated funds.

Note 9. Directors Fees
Effective January 1, 2017, each independent director will be compensated as follows: (i) receive an annual retainer of $85,000; (ii) receive a fee of $3,000 for each in-person board meeting in which they participate; (iii) receive a fee of $1,000 for each telephonic board meeting in which they participate; (iv) receive a fee of $2,500 for each in-person audit committee meeting in which they participate; (v) receive a fee $1,000 for each telephonic audit committee meeting in which they participate; (vi) receive a fee of $2,000 for each in-person nominating and corporate governance committee meeting in which they participate; and (vii) receive a fee of $1,000 for each telephonic nominating and corporate governance committee meeting in which they participate. In addition, each independent director will be reimbursed for reasonable and documented out-of-pocket expenses incurred in connection with attending each board or committee meeting. In addition, the Chair of the audit committee receives an annual retainer of $15,000, while the Chair of any other committee receives an annual retainer of $5,000. The Lead Independent Director receives an annual retainer of $10,000.
Prior to January 1, 2017, each independent director received an annual retainer fee of $50,000, and further received a fee of $4,000 ($2,000 for telephonic attendance) for each regularly scheduled board meeting attended, a fee of $2,000 for each special board meeting and all committee meetings attended, as well as reimbursement of reasonable and documented out-of-pocket expenses incurred in connection with attending each board or committee meeting. For the three and six months ended June 30, 2017, the Company recorded directors' fees expenses in General and Administrative expenses on the consolidated statement of operations of $99,750 and $210,000, respectively. For the three and six months ended June 30, 2016, the Company recorded directors' fees expenses in General and Administrative expenses on the consolidated statements of operations of $66,500 and $151,972, respectively.
Note 10. Earnings Per Share
In accordance with the provisions of ASC Topic 260 - Earnings per Share, basic earnings per share is computed by dividing earnings available to common stockholders by the weighted average number of shares outstanding during the period. Other potentially dilutive common shares, and the related impact to earnings, are considered when calculating earnings per share on a diluted basis.

The following table sets forth the computation of the weighted average basic and diluted net increase in net assets per share from operations for the three and six months ended June 30, 2017 and 2016:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016
Net increase in net assets from operations	$8,126,795	$24,720,788	$16,595,761	$30,995,508
Weighted average common stock outstanding	96,367,879	89,644,821	95,877,796	87,245,126
Weighted average basic and diluted earnings per common share	$0.08	$0.28	$0.17	$0.36

Note 11. Commitments
As of June 30, 2017 and December 31, 2016, the Company had $35,765,753 and $26,944,304, respectively, of unfunded commitments under loan and financing agreements. These amounts are primarily composed of commitments for senior secured term loans, revolvers, and additional capital contributions for the Sierra JV. The unrealized gain or loss associated with unfunded commitments is recorded in the financial statements and reflected as an adjustment to the valuation of the related security in the Consolidated Schedule of Investments. The par amount of the unfunded commitments are not recognized by the Company until the commitment is funded.

	As of
	June 30, 2017	December 31, 2016
AAAHI Acquisition Corporation	$2,033,178	$2,219,626
AAR Intermediate Holdings, LLC	503,117	477,961
Black Angus Steakhouses LLC	3,794,643	3,794,643
CP Opco, LLC	9,291	9,291
First Boston Construction Holdings, LLC	—	600,000
Impact Sales, LLC	1,347,656	1,562,500
IOP Monroe Acquisition, Inc.	2,500,000	—
Nuspire, LLC	2,500,000	2,500,000
PT Network, LLC	3,182,083	4,166,667
SavATree, LLC	361,111	—
Sierra Senior Loan Strategy JV I LLC	3,325,000	875,000
SMART Financial Operations, LLC	6,300,000	6,300,000
Specialty Foam Technologies, Inc.	4,438,616	4,438,616
SRS Software, LLC	5,000,000	—
TwentyEighty, Inc.	471,058	—
Total Commitments	$35,765,753	$26,944,304

Note 12. Fee Income
Fee income consists of origination fees, amendment fees, prepayment fees, administrative agent fees, transaction break-up fees and other miscellaneous fees. Origination fees, prepayment fees, amendment fees, and other similar fees are non-recurring fee sources. Such fees are received on a transaction by transaction basis and do not constitute a regular stream of income. The following table shows the Company’s fee income for the three and six months ended June 30, 2017 and 2016:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016
Origination fee	$173,590	$103,135	$1,857,382	$905,357
Prepayment fee	187,500	685,603	439,434	1,257,646
Amendment fee	235,138	501,062	454,137	501,062
Administrative agent fee	36,643	—	72,119	—
Other fees	17,092	8,741	17,092	29,688
Fee income	$649,963	$1,298,541	$2,840,164	$2,693,753

Note 13. Distributions and Share Repurchase Program Distributions
Distributions to common stockholders are recorded on the ex-dividend date. The amount to be paid out as a distribution is determined by the Company’s board of directors.

The Company has adopted an “opt in” distribution reinvestment plan (“DRIP”) pursuant to which the Company’s common stockholders may elect to have the full amount of any cash distributions reinvested in additional shares of the Company’s common stock. On June 30, 2017, the Board approved an amendment to the DRIP, pursuant to which the number of newly-issued shares of the Company’s common stock to be issued to a participating stockholder shall be determined by dividing the total dollar amount of the distribution payable to such stockholder by a price equal to 94.5%, rather than 90%, of the Company’s then current offering price. The Company amended the DRIP as a result of the Company’s recently revised fee structure, which went into effect on June 16, 2017. Under the Company’s new fee structure the upfront selling commission was reduced from 7.00% of gross proceeds to up to 3.00% of gross proceeds and the dealer manager fee was reduced from 2.75% of gross proceeds to up to 2.50% of gross proceeds. As a result, if the Company declares a cash dividend or other distribution, each stockholder that has “opted in” to the Company’s reinvestment plan will have their distributions automatically reinvested in additional shares of the Company’s common stock rather than receiving cash distributions. Stockholders who receive distributions in the form of shares of common stock will be subject to the same federal, state and local tax consequences as if they received cash distributions. For the six months ended June 30, 2017, the Company distributed a total of $30,665,819, of which $16,596,967 was in cash and $14,068,852 was in the form of common stock associated with the DRIP. For the six months ended June 30, 2016, the Company distributed a total of $34,930,780, of which $18,344,354, was in cash and $16,586,426 was in the form of common stock associated with the DRIP.
The following table reflects the cash distributions per share that the Company has declared or paid to its stockholders for the current and prior fiscal years. Stockholders of record as of each respective record date were entitled to receive the distribution.

Record Date	Payment Date	Amount per share
January 15 and 29, 2016	January 29, 2016	$0.03333
February 12 and 29, 2016	February 29, 2016	0.03333
March 15 and 31, 2016	March 31, 2016	0.03333
April 15 and 29, 2016	April 29, 2016	0.03333
May 13 and 31, 2016	May 31, 2016	0.03333
June 15 and 30, 2016	June 30, 2016	0.03333
July 15 and 29, 2016	July 29, 2016	0.03333
August 15 and 31, 2016	August 31, 2016	0.03333
September 15 and 30, 2016	September 30, 2016	0.03333
October 14 and 31, 2016	October 31, 2016	0.02667
November 15 and 30, 2016	November 30, 2016	0.02667
December 15 and 30, 2016	December 31, 2016	0.02667
January 13 and 31, 2017	January 31, 2017	0.02667
February 15 and 28, 2017	February 28, 2017	0.02667
March 15 and 31, 2017	March 31, 2017	0.02667
April 14 and 28, 2017	April 28, 2017	0.02667
May 15 and 31, 2017	May 31, 2017	0.02667
June 15 and 30, 2017	June 30, 2017	0.02667
The Company’s distributions may be funded from offering proceeds or borrowings, which may constitute a return of capital and reduce the amount of capital available to the Company for investment. Any capital returned to stockholders through distributions will be distributed after payment of fees and expenses.
The Company’s previous distributions to stockholders may have been funded from temporary Expense Support Reimbursements that may be subject to repayment to SIC Advisors. The portion of these distributions derived from temporary Expense Support Reimbursements were not based on the Company's investment performance and may not continue in the future. If SIC Advisors had not agreed to make Expense Support Reimbursements, these distributions would have come from paid-in-capital. The repayments of eligible reimbursements owed to SIC Advisors will reduce the future distributions to which stockholders would otherwise be entitled. The Expense Support Agreement expired on December 31, 2016. The Company's contingent obligation to repay eligible reimbursements to SIC Advisors will expire on September 30, 2019. See Note 7 for more information.
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
The following table reflects activity under the Company’s Share Repurchase Program:

Offer Date	Quantity Offered	Price per Share	Repurchase Date	Repurchase Quantity
6/4/2013	16,652	$9.18	—	—
8/8/2013	32,627	9.13	9/27/2013	3,642
11/7/2013	60,966	9.14	12/19/2013	5,826
3/12/2014	120,816	9.18	4/25/2014	9,835
5/6/2014	199,476	9.20	6/13/2014	17,777
8/5/2014	294,068	9.25	9/12/2014	35,887
11/5/2014	411,894	9.22	12/24/2014	411,894
3/4/2015	535,571	8.97	4/24/2015	68,472
5/6/2015	620,420	8.98	6/24/2015	90,916
8/5/2015	727,654	8.96	9/29/2015	328,353
11/3/2015	853,688	8.56	12/23/2015	285,559
3/2/2016	959,436	8.16	4/29/2016	959,436
5/5/2016	1,005,447	8.04	6/30/2016	855,215
8/4/2016	1,048,412	8.11	9/28/2016	1,048,407
11/25/2016	1,077,370	8.14	12/27/2016	1,077,352
4/4/2017	871,815	8.17	5/4/2017	871,806
5/23/2017	876,277	8.10	6/23/2017	876,254
In the event of the death or disability of a stockholder, the Company will repurchase the shares held by such stockholder at a price equal to the NAV per share of our shares as disclosed in the periodic report the Company files with the SEC immediately following the date of the death or disability of such stockholder. During the three and six months ended June 30, 2017, the Company repurchased 19,578 and 35,333 shares, respectively, of certain shareholders due to death. During the three and six months ended June 30, 2016, the Company repurchased 989 and 989 shares, respectively, of certain shareholders due to death.

Note 14. Financial Highlights
The following is a schedule of financial highlights of the Company for the six months ended June 30, 2017 and 2016:

	2017	2016
Per Share Data:(1)
Net asset value at beginning of period	$8.17	$8.16
Net investment income	0.27	0.35
Net realized gains/(losses) on investments and total return swap	(0.22)	0.05
Net unrealized appreciation/(depreciation) on investments and total return swap	0.12	(0.04)
Net increase in net assets	$0.17	$0.36
Distributions from return of capital	—	—
Distributions declared from net investment income(2)	(0.32)	(0.40)
Distributions from net realized capital gains	—	—
Total distributions to shareholders	$(0.32)	$(0.40)
Issuance of common shares above net asset value(3)	—	(0.01)
Net asset value at end of period	$8.02	$8.11
Total return based on net asset value(4)(5)	2.12%	4.46%
Portfolio turnover rate(6)	14.60%	10.46%
Shares outstanding at end of period	96,021,759	90,539,160
Net assets at end of period	$769,974,737	$734,704,769
Ratio/Supplemental Data (annualized):
Ratio of net investment income to average net assets(5)	6.90%	9.76%
Ratio of net expenses (including incentive fees) to average net assets(5)	6.34%	3.97%
Ratio of incentive fees to average net assets (non-annualized)	0.07%	0.78%
Supplemental Data (annualized):
Asset coverage ratio per unit(7)	$2,306	$2,562
Percentage of non-recurring fee income(8)	5.48%	5.56%
Ratio of net expenses (excluding incentive fees) to average net assets	6.27%	3.19%
Ratio of interest related expenses to average net assets	2.01%	1.90%
 ________________________________

(1)	The per share data was derived by using the weighted average shares outstanding during the six months ended June 30, 2017 and 2016, which were 95,877,796 and 87,245,126, respectively.

(2)	The per share data for distributions is the actual amount of paid distributions per share during the period.

(3)
Shares issued under the DRIP (see Note 13) as well as the continuous issuance of common shares may cause on incremental increase/decrease in NAV per share due to the effect of issuing shares at amounts that differ from the prevailing NAV at each issuance.

(4)	Total annual returns are historical and assume reinvestments of all dividends and distributions at prices obtained under the Company’s DRIP, and no sales charge.

(5)
Total returns, ratios of net investment income and ratios of gross expenses to average net assets for the six months ended June 30, 2016, prior to the effect of the Expense Support and Reimbursement Agreement were as follows: total return 2.94% and ratio of net investment income: 6.77% and ratio of net expenses to average net assets: 7.09%, respectively.

(6)	Not annualized.

(7)
Asset coverage per unit is the ratio of the carrying value of the Company's total consolidated assets for regulatory purposes, which includes the underlying fair value of net TRS, less all liabilities and indebtedness not represented by senior securities to the aggregate amount of Senior Securities representing indebtedness and the implied leverage on the TRS. Asset coverage per unit is expressed in terms of dollars per $1,000 of indebtedness. As of June 30, 2017 and 2016, the Company's Asset Coverage Per Unit including unfunded commitments was $2,174 and $2,486, respectively.

(8)	Represents the impact of non-recurring fees over total investment income.

Note 15. Subsequent Events
Management has evaluated subsequent events through the date of issuance of the consolidated financial statements included herein. There have been no subsequent events that occurred during such period that would require disclosure in this Form 10-Q or would be required to be recognized in the consolidated financial statements as of and for the six months ended June 30, 2017, except as disclosed below.
On July 11, 2017, our board of directors declared a series of semi-monthly distributions for July, August and September 2017 in the amount of $0.02667 per share. These distributions represent an annualized yield of 7.49% based on our then-current offering price of $8.55 per share. Stockholders of record as of each respective record date will be entitled to receive the distribution. Below are the details for each respective distribution:

Record Date	Payment Date	Amount per share
July 14 and 31, 2017	July 31, 2017	$0.02667
August 15 and 31, 2017	August 31, 2017	0.02667
September 15 and 30, 2017	September 30, 2017	0.02667

The Company issued common shares and received gross proceeds of approximately $1.8 million subsequent to June 30, 2017 through August 8, 2017.

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
The level of our investment activity depends on many factors, including the amount of debt and equity capital available to prospective portfolio companies, the level of merger, acquisition and refinancing activity for such portfolio companies, the availability of credit to finance transactions, the general economic environment and the competitive environment for the types of investments we make. Based on prevailing market conditions, we anticipate that we will invest the proceeds from each subscription closing generally within 30-90 days. The precise timing will depend on the availability of investment opportunities that are consistent with our investment objectives and strategies.

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

•
all other expenses incurred by us or SIC Advisors in connection with administering our investment portfolio, including expenses incurred by SIC Advisors in performing certain of its obligations under the Investment Advisory Agreement; and

•
the reimbursement of the compensation of our Chief Financial Officer and Chief Compliance Officer, whose compensation is paid by Medley Capital LLC, to the extent that each such reimbursement amount is annually approved by our independent director committee and subject to the limitations included in our Administration Agreement.

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

Portfolio and Investment Activity
The following table shows the amortized cost and the fair value of our investment portfolio as of June 30, 2017:

	Amortized Cost	Percentage	Fair Value	Percentage
Senior secured first lien term loans	$571,284,069	51.7%	$554,483,888	52.1%
Senior secured first lien notes	62,292,778	5.6	62,415,644	5.9
Senior secured second lien term loans	290,130,179	26.3	272,997,476	25.7
Subordinated notes	60,439,275	5.5	57,182,954	5.4
Sierra Senior Loan Strategy JV I LLC	72,991,250	6.6	71,795,680	6.8
Warrants/equity	47,850,426	4.3	44,463,439	4.2
Total investments	$1,104,987,977	100.0%	$1,063,339,081	100.0%
As of June 30, 2017, our income-bearing investment portfolio, which represented 94.2% of our total portfolio, had a weighted average yield based upon the cost of our investment portfolio of approximately 9.4%, and 90.6% of our income-bearing portfolio bore interest based on fixed rates, while 9.4% of our income-bearing portfolio bore interest at floating rates, such as LIBOR.
For the three months ended June 30, 2017, we invested $53.6 million of principal in directly originated transactions across 13 portfolio companies and $84.4 million of principal in syndicated transactions across 25 portfolio companies. As of June 30, 2017, the investment portfolio was comprised of $916.6 million of principal in directly originated transactions across 73 portfolio companies and $196.9 million of principal in syndicated transactions across 38 portfolio companies.

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
As of December 31, 2016, our income-bearing investment portfolio, which represented 97.8% of our total portfolio, had a weighted average yield based upon the cost of our investment portfolio of approximately 9.3%, and 11.0% of our income-bearing portfolio bore interest based on fixed rates, while 89.0% of our income-bearing portfolio bore interest at floating rates, such as LIBOR.
The following table shows weighted average current yield to maturity, including the yield of cash collateral on the TRS, based on fair value as of June 30, 2017 and December 31, 2016:

	June 30, 2017		December 31, 2016
	Percentage of Total Investments	Weighted Average Current Yield for Total Investments	Percentage of Total Investments	Weighted Average Current Yield for Total Investments
Senior secured first lien term loans	49.8%	9.6%	48.1%	9.5%
Senior secured first lien notes	5.6	9.4	7.0	8.8
Senior secured second lien term loans	24.6	10.4	25.3	10.7
Subordinated notes	5.1	15.0	5.4	17.0
Sierra Senior Loan Strategy JV I LLC	6.5	10.5	5.9	10.3
Warrants/Equity	8.4	12.7	8.3	12.5
Total	100.0%	10.4%	100.0%	10.4%

The following table shows the portfolio composition by industry grouping, including the TRS underlying loans, based on fair value at June 30, 2017:

	Investments at Fair Value(1)	Percentage of Total Portfolio(1)	Value of TRS Underlying Loans	Percentage of TRS Underlying Loans	Total Investments at Fair Value including the value of TRS Underlying Loans	Percentage of Total Portfolio Including the value of TRS Underlying Loans
Services: Business	$160,031,409	15.0%	$25,964,469	11.0%	$185,995,878	14.3%
Multi-Sector Holdings	141,228,634	13.3	—	—	141,228,634	10.9
Healthcare & Pharmaceuticals	80,709,264	7.6	27,092,017	11.5	107,801,281	8.3
Banking, Finance, Insurance & Real Estate	82,080,730	7.7	24,096,385	10.3	106,177,115	8.2
Hotel, Gaming & Leisure	65,960,721	6.2	13,080,968	5.6	79,041,689	6.1
Aerospace & Defense	70,023,270	6.6	4,661,100	2.0	74,684,370	5.8
Construction & Building	62,758,839	5.9	9,403,607	4.0	72,162,446	5.6
Retail	57,351,646	5.4	10,032,259	4.3	67,383,905	5.2
High Tech Industries	50,059,429	4.7	9,195,200	3.9	59,254,629	4.6
Media: Advertising, Printing & Publishing	27,530,138	2.6	13,647,083	5.8	41,177,221	3.2
Transportation: Cargo	28,437,690	2.7	12,503,319	5.3	40,941,009	3.2
Energy: Oil & Gas	32,307,035	3.0	6,845,204	2.9	39,152,239	3.0
Capital Equipment	12,750,000	1.2	25,927,338	11.0	38,677,338	3.0
Chemicals, Plastics & Rubber	26,591,125	2.5	10,012,342	4.3	36,603,467	2.8
Telecommunications	22,068,982	2.1	6,522,756	2.8	28,591,738	2.2
Automotive	25,393,177	2.4	2,920,500	1.2	28,313,677	2.2
Beverage & Food	19,239,480	1.8	2,900,584	1.2	22,140,064	1.7
Media: Diversified & Production	20,775,551	2.0	955,938	0.4	21,731,489	1.7
Metals & Mining	21,024,239	2.0	—	—	21,024,239	1.6
Media: Broadcasting & Subscription	14,022,516	1.3	6,616,875	2.8	20,639,391	1.6
Wholesale	12,547,619	1.2	2,001,260	0.9	14,548,879	1.1
Consumer Goods: Durable	1,890,500	0.2	11,388,625	4.8	13,279,125	1.0
Services: Consumer	11,305,804	1.1	—	—	11,305,804	0.9
Consumer Goods: Non-Durable	2,000,000	0.2	6,343,690	2.7	8,343,690	0.6
Transportation: Consumer	7,375,207	0.7	—	—	7,375,207	0.6
Containers, Packaging & Glass	4,987,187	0.5	—	—	4,987,187	0.4
Utilities: Electric	—	—	2,910,629	1.2	2,910,629	0.2
Environmental Industries	2,888,889	0.3	—	—	2,888,889	0.2
Total	$1,063,339,081	100.0%	$235,022,148	100.0%	$1,298,361,229	100.0%
_______________________

(1)	Does not include TRS underlying loans

The following table shows the portfolio composition by industry grouping, including the TRS underlying loans, based on fair value at December 31, 2016:

	Investments at Fair Value(1)	Percentage of Total Portfolio(1)	Value of TRS Underlying Loans	Percentage of TRS Underlying Loans	Total Investments at Fair Value including the value of TRS Underlying Loans	Percentage of Total Portfolio Including the value of TRS Underlying Loans
Services: Business	$149,451,149	15.2%	$23,571,092	11.0%	$173,022,241	14.5%
Multi-Sector Holdings	130,182,237	13.3	—	—	130,182,237	10.9
Banking, Finance, Insurance & Real Estate	72,938,844	7.4	20,713,321.0	9.7	93,652,165	7.8
Hotel, Gaming & Leisure	69,640,838	7.1	19,867,696	9.3	89,508,534	7.5
Healthcare & Pharmaceuticals	69,382,894	7.1	13,393,023	6.3	82,775,917	6.9
Aerospace & Defense	70,126,640	7.1	4,656,652	2.2	74,783,292	6.2
Retail	61,292,231	6.2	11,005,219	5.2	72,297,450	6.0
Construction & Building	58,267,425	5.9	2,999,433	1.4	61,266,858	5.1
Transportation: Cargo	28,493,057	2.9	13,276,638.0	6.2	41,769,695	3.5
High Tech Industries	25,888,925	2.6	15,474,967	7.2	41,363,892	3.5
Energy: Oil & Gas	33,048,939	3.4	7,413,640	3.5	40,462,579	3.4
Telecommunications	37,580,414	3.8	2,487,500.0	1.2	40,067,914	3.3
Media: Advertising, Printing & Publishing	19,306,587	2.0	12,000,704.0	5.6	31,307,291	2.6
Capital Equipment	12,088,629	1.2	16,029,467	7.5	28,118,096	2.4
Wholesale	21,660,294	2.2	4,976,467	2.3	26,636,761	2.2
Automotive	24,222,630	2.5	—	—	24,222,630	2.0
Beverage & Food	19,282,080	2.0	2,912,490	1.4	22,194,570	1.9
Media: Diversified & Production	15,733,786	1.6	4,925,156.0	2.3	20,658,942	1.7
Metals & Mining	20,518,139	2.1	—	—	20,518,139	1.7
Media: Broadcasting & Subscription	15,830,498	1.6	4,618,688	2.2	20,449,186	1.7
Chemicals, Plastics & Rubber	15,726,190	1.6	—	—	15,726,190	1.3
Services: Consumer	5,201,522	0.5	8,838,651.0	4.1	14,040,173	1.2
Containers, Packaging & Glass	—	—	10,642,499.0	5.0	10,642,499	0.9
Transportation: Consumer	7,280,374	0.7	—	—	7,280,374	0.6
Energy: Electricity	—	—	5,564,390.0	2.6	5,564,390	0.5
Consumer goods: Non-Durable	—	—	5,091,975.0	2.4	5,091,975	0.4
Utilities: Electric	—	—	3,033,750.0	1.4	3,033,750	0.3
Total	$983,144,322	100.0%	$213,493,418	100.0%	$1,196,637,740	100.0%
_______________________

(1)	Does not include TRS underlying loans
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

The following table shows the distribution of our investment portfolio, not including cash and cash equivalents, on the 1 to 5 investment credit rating scale at fair value as of June 30, 2017 and December 31, 2016:

		June 30, 2017			December 31, 2016
Investment Credit Rating	Number of Investments	Investments at Fair Value	Percentage	Number of Investments	Investments at Fair Value	Percentage
1	5	$70,569,920	6.6%	5	$57,356,293	5.8%
2	87	860,184,200	80.9	74	798,629,992	81.3
3	10	78,123,006	7.3	10	77,762,796	7.9
4	3	31,453,145	3.0	6	35,294,284	3.6
5	6	23,008,810	2.2	4	14,100,957	1.4
Total	111	$1,063,339,081	100.0%	99	$983,144,322	100.0%

As of June 30, 2017, there were 5 investments with an investment credit rating of 1, with a cost of $69.6 million and a fair value of $70.6 million. As of December 31, 2016, there were 5 investments with an investment credit rating of 1, with a cost of $55.3 million and a fair value of $57.4 million. As of June 30, 2017, there were 6 investments with an investment credit rating of 5, with a cost of $50.0 million and a fair value of $23.0 million. As of December 31, 2016, there were 4 investments with an investment credit rating of 5, with a cost of $55.3 million and a fair value of $14.1 million.
Results of Operations
The following table shows operating results for the three and six months ended June 30, 2017 and 2016:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016
Total investment income	$24,704,225	$24,797,049	$50,934,816	$48,023,554
Total expenses, net	12,595,040	8,637,338	25,079,884	17,342,139
Net investment income	12,109,185	16,159,711	25,854,932	30,681,415
Net realized gain/(loss) from investments and total return swap	(10,335,366)	1,749,516	(20,810,843)	4,249,366
Net change in unrealized appreciation/(depreciation) on investments and total return swap	6,389,722	6,818,609	11,885,490	(3,855,640)
Change in provision for deferred taxes on unrealized gain on investments	(36,746)	(7,048)	(334,318)	(79,633)
Net increase in net assets resulting from operations	$8,126,795	$24,720,788	$16,595,261	$30,995,508

Investment Income
Total investment income decreased $92,824, or 0.4%, to $24,704,225 for the three months ended June 30, 2017, compared to $24,797,049 for the three months ended June 30, 2016. Total investment income consisted primarily of portfolio interest, which increased $547,204, or 2.3%, to $24,031,384 for the three months ended June 30, 2017, compared to $23,484,180 for the three months ended June 30, 2016. This increase was primarily due to a $91.2 million, or 9.2%, increase in our average investment portfolio. Fee income decreased $648,577, or 49.9%, to $649,964 for the three months ended June 30, 2017, compared to $1,298,541 for the three months ended June 30, 2016, primarily due to a decrease in fees associated with loan originations and loan prepayments.
Total investment income increased $2,911,262, or 6.1%, to $50,934,816 for the six months ended June 30, 2017, compared to $48,023,554 for the six months ended June 30, 2016. Total investment income consisted primarily of portfolio interest, which increased $2,750,990, or 6.1%, to $48,059,121 for the six months ended June 30, 2017, compared to $45,308,131 for the six months ended June 30, 2016. This increase was primarily due to a $85.9 million, or 8.8%, increase in our average investment portfolio. Fee income increased $146,411, or 5.4%, to $2,840,164 for the six months ended June 30, 2017, compared to $2,693,753 for the six months ended June 30, 2016, primarily due to an increase in fees associated with loan originations and loan prepayments.

Operating Expenses
The following table shows operating expenses for the three and six months ended June 30, 2017 and 2016 :

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016
Base management fees	$5,449,266	$4,952,577	$10,657,835	$9,750,206
Interest and financing expenses	4,146,098	3,221,892	7,742,962	6,662,609
Incentive fees	—	3,231,942	548,806	5,503,705
General and administrative expenses	1,258,738	1,185,743	2,488,087	2,675,706
Administrator expenses	794,622	633,695	1,588,151	1,216,901
Offering costs	299,700	607,761	821,384	1,370,960
Professional fees	646,616	302,334	1,232,659	865,554
Total expenses	12,595,040	14,135,944	25,079,884	28,045,641
Net expense support reimbursement	—	(5,498,606)	—	(10,703,502)
Net expenses	$12,595,040	$8,637,338	$25,079,884	$17,342,139
Total expenses decreased $1,540,904, or 10.9%, to $12,595,040 for the three months ended June 30, 2017, as compared to $14,135,944 for the three months ended June 30, 2016, primarily due to lower incentive fees. Total expenses decreased $2,965,757, or 10.6%, to $25,079,884 for the six months ended June 30, 2017, as compared to $28,045,641 for the six months ended June 30, 2016, primarily due to the decrease in expenses was lower incentive fees.
Base management fees increased $496,689, or 10.0%, to $5,449,266 for the three months ended June 30, 2017, as compared to $4,952,577 for the three months ended June 30, 2016, primarily due to an increase in our gross assets of $113.5 million, or 10.0%. Base management fees increased $907,629, or 9.3%, to $10,657,835 for the six months ended June 30, 2017, as compared to $9,750,206 for the six months ended June 30, 2016, primarily due to an increase in our average gross assets of $103.7 million, or 9.3%.
Interest and financing expenses increased $924,206, or 28.7%, to $4,146,098 for the three months ended June 30, 2017, as compared to $3,221,892 for the three months ended June 30, 2016, primarily due to an increase in the weighted average outstanding debt balance of our credit facilities of $55,219,780, or a 16.6% increase. Interest and financing expenses increased 1,080,353, or 16.2%, to $7,742,962 for the six months ended June 30, 2017, as compared to $6,662,609 for the six months ended June 30, 2016, primarily due to an increase in the weighted average interest rate on our credit facilities of 0.32%, or an 8.8% increase.

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
As of June 30, 2017 and December 31, 2016, we recorded $3,321,136 and $7,892,273, respectively, in our consolidated statement of assets and liabilities as due from affiliate relating to the Expense Support Agreement.
Net Realized Gains/Losses from Investments
We measure realized gains or losses by the difference between the net proceeds from the disposition and the amortized cost basis of an investment, without regard to unrealized gains or losses previously recognized. For the three and six months ended June 30, 2017, we recognized net realized losses of $10,335,366 and $20,810,343, respectively, primarily due to certain non-cash restructuring transactions net of realized gains on the TRS. For the three and six months ended June 30, 2016, we recognized net realized gains of $1,749,516 and $4,249,366, respectively, primarily due to realized gain on the TRS.
Net Unrealized Appreciation/Depreciation on Investments
Net change in unrealized appreciation/depreciation on investments reflects the net change in the fair value of our total investments. For the three and six months ended June 30, 2017, we recorded a net change in unrealized appreciation of $6,352,976 and $11,551,172, respectively. For the three and six months ended June 30, 2016, we recorded a net change in unrealized appreciation of $6,818,609 and unrealized depreciation of $3,855,640, respectively.

Changes in Net Assets from Operations
For the three and six months ended June 30, 2017, we recorded a net increase in net assets resulting from operations of $8,126,795 and $16,595,761, respectively. Based on 96,367,879 and $95,877,796 weighted average common shares outstanding for the three and six months ended June 30, 2017, respectively, our per share net increase in net assets resulting from operations was $0.08 and $0.17, respectively. For the three and six months ended June 30, 2016, we recorded a net increase in net assets resulting from operations of $24,720,788 and $30,995,508, respectively. Based on 89,644,821 and 87,245,126 weighted average common shares outstanding for the three and six months ended June 30, 2016, respectively, our per share net increase in net assets resulting from operations was $0.20 and $0.40, respectively.

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
As of June 30, 2017 and December 31, 2016, we had $84,276,709 and $99,400,794, respectively, in cash and cash equivalents. In the future, we may generate cash from future offerings of securities, future borrowings and cash flows from operations, including interest earned from the temporary investment of cash in U.S. government securities and other high-quality debt investments that mature in one year or less. Our primary use of funds is investments in our targeted asset classes, cash distributions to our stockholders, and other general corporate purposes.
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

The following table shows our net borrowings as of June 30, 2017 and December 31, 2016:

	June 30, 2017			December 31, 2016
	Total Commitment	Balance Outstanding	Unused Commitment	Total Commitment	Balance Outstanding	Unused Commitment
ING Credit Facility	$220,000,000	$190,000,000	$30,000,000	$175,000,000	$150,000,000	$25,000,000
Alpine Credit Facility	300,000,000	240,000,000	60,000,000	300,000,000	240,000,000	60,000,000
Total before deferred financing costs	520,000,000	430,000,000	90,000,000	475,000,000	390,000,000	85,000,000
Unamortized deferred financing costs	—	(4,012,253)	—	—	(4,340,533)	—
Total borrowings outstanding, net	$520,000,000	$425,987,747	$90,000,000	$475,000,000	$385,659,467	$85,000,000

On August 12, 2016, we amended our ING Credit Facility pursuant to the Revolving Credit Agreement with certain lenders party thereto from time to time and ING Capital LLC, as administrative agent. The ING Credit Facility matures on August 12, 2020 and is secured by substantially all of our assets, subject to certain exclusions as further set forth in the Security Agreement entered into in connection with the Revolving Credit Agreement, among us, the Subsidiary Guarantors party thereto, ING Capital LLC, as Administrative Agent, each Financial Agent and Designated Indebtedness Holder party thereto and ING Capital LLC, as Collateral Agent. The ING Credit Facility also includes usual and customary representations, covenants and events of default for senior secured revolving credit facilities of this nature. On February 13, 2015, commitments to the ING credit facility were expanded from $150 million to $170 million. On August 12, 2016, commitments to the ING credit facility were expanded from $170 million to $175 million. On April 20, 2017, commitments to the ING Credit Facility were expanded from $175 million to $220 million.
The ING Credit Facility allows for us, at our option, to borrow money at a rate of either (i) an alternate base rate plus 1.50% per annum or (ii) LIBOR plus 2.50% per annum. The interest rate margins are subject to certain step-downs upon the satisfaction of certain conditions described in the Revolving Credit Agreement. The alternate base rate will be the greatest of (i) the U.S. Prime Rate set forth in the Wall Street Journal, (ii) the federal funds effective rate plus 1/2 of 1%, and (iii) three month LIBOR plus 1%. As of June 30, 2017 and December 31, 2016, the commitment under the ING Credit Facility was $220 million and $175 million, respectively, and the ING Credit Facility includes an accordion feature that allows for potential future expansion of the ING Credit Facility up to a total of $500 million. Availability of loans under the ING Credit Facility is linked to the valuation of the collateral pursuant to a borrowing base mechanism.

We are also required to pay a commitment fee to the lenders based on the daily unused portion of the aggregate commitments under the ING Credit Facility. The commitment fee is (i) 1.50% if the used portion of the aggregate commitments is less than or equal to 40%, (ii) 0.75% if the used portion of the aggregate commitments is greater than 40% and less than or equal to 65% or (iii) 0.50% if the used portion of the aggregate commitments is greater than 65%. The ING Credit Facility provides that we may use the proceeds of the facility for general corporate purposes, including making investments in accordance with our investment objective and strategy. As of June 30, 2017, our borrowings under the ING Facility totaled $190 million and were recorded as part of revolving credit facility payable on our consolidated statements of assets and liabilities.
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
Borrowings under the Alpine Credit Facility are subject to compliance with a NAV coverage ratio with respect to the current value of Alpine’s portfolio and various eligibility criteria must be satisfied with respect to the initial acquisition of each loan in Alpine’s portfolio. Any amounts borrowed under the Alpine Credit Facility will mature, and all accrued and unpaid interest thereunder will be due and payable, on July 23, 2019. As of June 30, 2017, Alpine’s borrowings under the Alpine Credit Facility totaled $240 million and were recorded as part of revolving credit facility payable on our consolidated statements of assets and liabilities.
See Note 6 to our consolidated financial statements as of June 30, 2017 for more information about our credit facilities.

Contractual Obligations
The following table shows our payment obligations for repayment of debt, which total our contractual obligations at June 30, 2017:

	Payment Due By Period
	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
ING Credit Facility	$190,000,000	$—	$—	$190,000,000	$—
Alpine Credit Facility	240,000,000	—	240,000,000	—	—
Total Contractual Obligations	$430,000,000	$—	$240,000,000	$190,000,000	$—
We have entered into certain contracts under which we have material future commitments. On April 5, 2012, we entered into the Investment Advisory Agreement with SIC Advisors in accordance with the 1940 Act. The Investment Advisory Agreement became effective as of April 17, 2012, the date that we met the minimum offering requirement. Pursuant to the 1940 Act, the initial term of the Investment Advisory Agreement was for two years from its effective date, with one-year renewals subject to approval by our board of directors, a majority of whom must be independent directors. On March 1, 2017, the board of directors approved the renewal of the Investment Advisory Agreement for an additional one-year term at an in-person meeting. SIC Advisors serves as our investment adviser in accordance with the terms of the Investment Advisory Agreement. Payments under our Investment Advisory Agreement in each reporting period consist of (i) a management fee equal to a percentage of the value of our gross assets and (ii) an incentive fee based on our performance.
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
SIC Advisors acts as the investment manager of Arbor and has discretion over the composition of the basket of loans underlying the TRS. The terms of the TRS are governed by an ISDA 2002 Master Agreement, the Schedule thereto and Credit Support Annex to such Schedule, and the Confirmation exchanged thereunder, between Arbor and Citibank, which collectively establish the TRS, and are collectively referred to herein as the “TRS Agreement”. See Note 5 to our consolidated financial statements as of June 30, 2017 for more information about the TRS.
Transactions in TRS contracts during the three months ended June 30, 2017 were $7.6 million in realized losses and $10.3 million in unrealized gains, which are recorded on the consolidated statements of operations.
Transactions in TRS contracts during the three months ended June 30, 2016 were $1.7 million in realized gains and $6.7 million in unrealized gains, which are recorded on the consolidated statements of operations.

Our derivative asset from Citibank, net of amounts available for offset under a master netting agreement as of June 30, 2017, was $1.9 million, which are recorded on the consolidated statements of assets and liabilities as a receivable due on total return swap.
The following table shows the volume of the Company’s derivative transactions during the three and six months ended June 30, 2017 and 2016:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Average notional par amount of contracts	$254,095,027	$213,604,209	$248,586,810	$212,568,530
On March 27, 2015, the Company and GALIC entered into a limited liability company operating agreement to co-manage Sierra JV. The Company and GALIC have committed to provide $100 million of equity to Sierra JV, with the Company providing $87.5 million and GALIC providing $12.5 million. Sierra JV commenced operations on July 15, 2015. On August 4, 2015, Sierra JV entered into the JV Facility led by Credit Suisse, AG with initial commitments of $100 million. On December 29, 2015, the JV Facility was amended and the commitment increased to $135 million. On March 31, 2017, Credit Suisse, AG assigned its commitment in the JV Facility to Deutsche Bank AG and the JV Facility was amended to increase commitments to $240 million and extend the maturity to March 30, 2022. As of June 30, 2017, there was $159.9 million outstanding under the JV Facility and the Sierra JV had total assets at fair value of $240.9 million. As of June 30, 2017, Sierra JV’s portfolio was comprised of 100.0% of senior secured first lien term loans to 49 different portfolio companies with one portfolio company on non-accrual status.
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
Subject to our board of directors’ discretion and applicable legal restrictions, we expect to authorize and pay monthly distributions to our stockholders. Any distributions to our stockholders will be declared out of assets legally available for distribution. We expect to continue making monthly distributions unless our results of operations, our general financial condition, general economic conditions, or other factors prohibit us from doing so. From time to time, but not less than quarterly, we will review our accounts to determine whether distributions to our stockholders are appropriate. We have not established limits on the amount of funds we may use from available sources to make distributions. From the commencement of our offering through September 30, 2016, a portion of our distributions were comprised in part of expense support payments made by SIC Advisors that may be subject to repayment by us within three years of the date of such support payment. The purpose of this arrangement was to cover distributions to stockholders so as to ensure that the distributions did not constitute a return of capital for GAAP purposes. In the future, we may have distributions which could be characterized as a return of capital. Such distributions are not based on our investment performance and can only be sustained if we achieve positive investment performance in future periods and/or SIC Advisors elects to make expense support payments under an expense support agreement. Any future reimbursements to SIC Advisors will reduce the net investment income that may otherwise be available for distribution to stockholders. There can be no assurance that we will achieve the performance necessary to sustain our distributions or that we will be able to pay distributions at all. SIC Advisors has no obligation to enter into a renewed expense support agreement. For the three and six months ended June 30, 2016, if net expense support payments of $5,498,606 and $10,703,502 were not made by SIC Advisors, approximately 31% and 31% of the distributions would have been a return of capital for GAAP purposes, respectively.
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

Record Date	Payment Date	Amount per share
January 15 and 29, 2016	January 29, 2016	$0.03333
February 12 and 29, 2016	February 29, 2016	0.03333
March 15 and 31, 2016	March 31, 2016	0.03333
April 15 and 29, 2016	April 29, 2016	0.03333
May 13 and 31, 2016	May 31, 2016	0.03333
June 15 and 30, 2016	June 30, 2016	0.03333
July 15 and 29, 2016	July 29, 2016	0.03333
August 15 and 31, 2016	August 31, 2016	0.03333
September 15 and 30, 2016	September 30, 2016	0.03333
October 14 and 31, 2016	October 31, 2016	0.02667
November 15 and 30, 2016	November 30, 2016	0.02667
December 15 and 31, 2016	December 31, 2016	0.02667
January 13 and 31, 2017	January 31, 2017	0.02667
February 15 and 28, 2017	February 28, 2017	0.02667
March 15 and 31, 2017	March 31, 2017	0.02667
April 14 and 28, 2017	April 28, 2017	0.02667
May 15 and 31, 2017	May 31, 2017	0.02667
June 15 and 30, 2017	June 30, 2017	0.02667
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
We have entered into a dealer manager agreement with SC Distributors, LLC who receives a dealer manager fee of up to 2.50% of gross proceeds raised in the offering. An affiliated entity of SC Distributors, LLC owns an equity interest in SIC Advisors, which provides the right to receive a fixed percentage of the management fees received by SIC Advisors.

On June 15, 2017, the Company, SIC Advisors and SC Distributors LLC entered into the First Amendment to the Second Amended and Restated Dealer Manager Agreement (the “First Amendment”). The terms of the First Amendment became effective with respect to subscriptions of Class A shares submitted beginning on June 16, 2017. Pursuant to the First Amendment, the upfront selling commission was reduced from 7.00% of gross proceeds to up to 3.00% of gross proceeds and the dealer manager fee was reduced from 2.75% of gross proceeds to up to 2.50% of gross proceeds. Further, in connection with the sale of Class A shares by participating broker-dealers, SC Distributors LLC will reallow and pay participating broker-dealers up to: (a) 3.00% of the gross proceeds from their allocated sales of Class A shares; and (b) 2.50% of the gross proceeds for dealer manager fees of Class A shares. In addition, SIC Advisors will pay the SC Distributors LLC, without reimbursement from the Company, an ongoing distribution and stockholder servicing fee that accrues daily in an amount equal to 1/365th of up to 1.0% of the net asset value per Class A share as of the end of each quarterly period following the date of purchase on a continuous basis from year to year for certain services.
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
We have entered into a license agreement with SIC Advisors under which SIC Advisors has agreed to grant us a non-exclusive, royalty-free license to use the name “Sierra” for specified purposes in our business. Under this agreement, we will have a right to use the “Sierra” name, subject to certain conditions, for so long as SIC Advisors or one of its affiliates remains our investment adviser. Other than with respect to this limited license, we will have no legal right to the “Sierra” name.

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

•
A capital gains incentive fee will be earned on realized investments and shall be payable in arrears as of the end of each calendar year during which the Investment Advisory Agreement is in effect. If the Investment Advisory

Agreement is terminated, the fee will become payable as of the effective date of such termination. The capital gains incentive fee is based on our realized capital gains on a cumulative basis from inception, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, which we refer to as “net realized capital gains.” The capital gains incentive fee equals 20% of net realized capital gains, less the aggregate amount of any previously paid capital gains incentive fee.
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

Recent Developments
On July 11, 2017, our board of directors declared a series of semi-monthly distributions for July, August and September 2017 in the amount of $0.02667 per share. These distributions represent an annualized yield of 7.49% based on our then-current offering price of $8.55 per share. Stockholders of record as of each respective record date will be entitled to receive the distribution. Below are the details for each respective distribution:

Record Date	Payment Date	Amount per share
July 14 and 31, 2017	July 31, 2017	$0.02667
August 15 and 31, 2017	August 31, 2017	0.02667
September 15 and 30, 2017	September 30, 2017	0.02667

In addition, we have issued common shares and received gross proceeds of approximately $1.8 million subsequent to June 30, 2017 through August 8, 2017.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are subject to financial market risks, including changes in interest rates. As of June 30, 2017, 90.6% of our portfolio investments (based on fair value) paid floating interest rates, 9.4% paid fixed interest rates, 5.8% were non-income producing equity or other investments and the remaining 94.2% were income producing equity/other investments. A rise in the general level of interest rates can be expected to lead to higher interest rates applicable to any variable rate investments we hold and to declines in the value of any fixed rate investments we hold. However, many of our variable rate investments provide for an interest rate floor, which may prevent our interest income from increasing until benchmark interest rates increase beyond a threshold amount. To the extent that a substantial portion of our investments may be in variable rate investments, an increase in interest rates beyond this threshold would make it easier for us to meet or exceed the hurdle rate applicable to the subordinated incentive fee on income under the Investment Advisory Agreement we have entered into with SIC Advisors, and may result in a substantial increase in our net investment income and to the amount of incentive fees payable to SIC Advisors with respect to our increased pre-incentive fee net investment income.
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
Based on our Consolidated Statement of Assets and Liabilities as of June 30, 2017, the following table shows the approximate annual impact on the change in net assets resulting from operations of hypothetical base rate changes in interest rates, assuming no changes in our investment portfolio and capital structure:

	Change in
Basis point increase	Interest Income (1)	Interest Expense	Net Interest Income
100	$11,615,967	$4,300,000	$7,315,967
200	20,886,855	8,600,000	12,286,855
300	30,157,744	12,900,000	17,257,744
400	39,428,633	17,200,000	22,228,633
500	48,699,521	21,500,000	27,199,521

(1) Assumes no defaults or prepayments by portfolio companies over the next twelve months.
We expect that our long-term investments will be financed primarily with equity and debt. If deemed prudent, we may use interest rate risk management techniques in an effort to minimize our exposure to interest rate fluctuations. These techniques may include various interest rate hedging activities to the extent permitted by the 1940 Act. Adverse developments resulting from changes in interest rates or hedging transactions could have a material adverse effect on our business, financial condition and results of operations. During the three months ended June 30, 2017, we did not engage in interest rate hedging activities.
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

Item 1A. Risk Factors
In addition to other information set forth in this report, you should carefully consider the “Risk Factors” discussed in our annual report on Form 10-K for the fiscal year ended December 31, 2016, filed with the SEC on March 7, 2017, which could materially affect our business, financial condition and/or operating results. There have been no material changes during the six months ended June 30, 2017 to the risk factors discussed in “Item 1A. Risk Factors” of our annual report on Form 10-K. Additional risks or uncertainties not currently known to us or that we currently deem to be immaterial also may materially affect our business, financial condition and/or operating results.

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

The following table provides information concerning our repurchases of shares of our common stock during the three months ended June 30, 2017 pursuant to our share repurchase program:

Period	Total Number of Shares Purchased	Average Price per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
April 1, 2017 through June 30, 2017	1,767,638	$8.17	1,748,060	— (1)

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

(6)	Previously filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on June 14, 2012, and incorporated by reference herein.

(7)	Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on July 20, 2012, and incorporated by reference herein.

(8)	Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on September 3, 2013, and incorporated by reference herein.

(9)	Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on December 9, 2013, and incorporated by reference herein.

(10)	Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on July 23, 2014, and incorporated by reference herein.

(11)	Previously filed as an exhibit to Registrant’s Current Report on Form 8-K filed on February 10, 2015, and incorporated by reference herein.

(12)	Previously filed as an exhibit to Registrant’s Current Report on Form 8-K filed on March 30, 2015, and incorporated by reference herein.

(13)	Previously filed as an exhibit to Registrant’s Current Report on Form 8-K filed on February 10, 2015, and incorporated by reference herein.

(14)	Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K, filed on March 24, 2016, and incorporated by reference herein.

(15)	Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on August 17, 2016, and incorporated by reference herein

(16)	Previously filed as an exhibit to the Registrant’s Post-Effective Amendment No. 4 to the Registration Statement on Form N-2 (File No. 200595), filed on March 17, 2017).

(17)	Previously filed as an exhibit to Registrant’s Current Report on Form 8-K filed on June 15, 2017, and incorporated by reference herein.

(18)	Previously filed as an exhibit to Registrant’s Current Report on Form 8-K filed on June 30, 2017, and incorporated by reference herein.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 8, 2017	Sierra Income Corporation

	By	/s/ Seth Taube
Seth Taube Chief Executive Officer (Principal Executive Officer)

	By	/s/ Christopher M. Mathieu
Christopher M. Mathieu Chief Financial Officer (Principal Accounting and Financial Officer)