Form 10-Q
period 2017-09-30
Sierra Income Corp
filed 2017-11-07
CIK 1523526

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
_____________________________________________________
Form 10-Q
 ____________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2017
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

As of November 6, 2017, the Registrant had 96,773,460 shares of common stock, $0.001 par value, outstanding.

Sierra Income Corporation
Consolidated Statements of Assets and Liabilities

	September 30, 2017	December 31, 2016
ASSETS	(unaudited)
Investments at fair value
Non-controlled/non-affiliated investments (amortized cost of $969,097,460 and $921,626,572, respectively)	$926,968,867	$885,400,856
Controlled/affiliated investments (amortized cost of $145,702,585 and $104,855,866, respectively)	140,093,225	97,743,466
Investments at fair value	1,067,062,092	983,144,322
Cash and cash equivalents	82,699,636	99,400,794
Cash collateral on total return swap (Note 5)	68,000,000	79,620,942
Interest receivable from non-controlled/non-affiliated investments	9,093,911	10,251,559
Receivable due on total return swap (Note 5)	1,003,667	1,289,163
Receivable for Company shares sold	376,741	533,123
Interest receivable from controlled/affiliated investments	316,056	1,028,321
Unsettled trades receivable	278,837	368,819
Prepaid expenses and other assets	215,617	201,932
Due from affiliate (Note 7)	—	7,892,273
Total assets	$1,229,046,557	$1,183,731,248

LIABILITIES
Revolving credit facilities payable (net of deferred financing costs of $5,747,434 and $4,340,533, respectively) (Note 6)	$414,252,566	$385,659,467
Unsettled trades payable	38,922,992	466,727
Unrealized depreciation on total return swap (Note 5)	5,483,594	13,647,330
Base management fees payable (Note 7)	5,378,233	5,138,107
Accounts payable and accrued expenses	1,480,258	1,839,497
Incentive fees payable (Note 7)	1,323,999	1,405,419
Interest payable	780,037	1,230,530
Administrator fees payable (Note 7)	745,816	850,678
Deferred tax liability	429,991	244,622
Due to affiliate (Note 7)	—	135,784
Total liabilities	$468,797,486	$410,618,161

Commitments (Note 11)

NET ASSETS
Common shares, par value $0.001 per share, 250,000,000 common shares authorized, 96,300,123 and 94,666,418 common shares issued and outstanding, respectively	$96,300	$94,666
Capital in excess of par value	843,971,257	830,738,206
Accumulated distribution in excess of net realized gain/(loss) from investments and total return swap	(43,284,104)	(20,333,057)
Accumulated undistributed net investment income	13,030,556	19,756,740
Net unrealized depreciation on investments and total return swap, net of provision for taxes of $343,391 and $54,205, respectively	(53,564,938)	(57,143,468)
Total net assets	760,249,071	773,113,087
Total liabilities and net assets	$1,229,046,557	$1,183,731,248

NET ASSET VALUE PER COMMON SHARE	$7.89	$8.17
See accompanying notes to consolidated financial statements.

Sierra Income Corporation
Consolidated Statements of Operations

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
INVESTMENT INCOME	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Interest from investments
Non-controlled/non-affiliated investments:
Cash	$22,258,477	$20,819,609	$62,982,816	$60,057,210
Payment-in-kind	738,691	236,353	3,262,162	3,722,884
Controlled/affiliated investments:
Cash	2,529,894	1,602,501	7,006,228	4,186,500
Payment-in-kind	835,813	—	1,170,790	—
Total interest income	26,362,875	22,658,463	74,421,996	67,966,594
Fee income (Note 12)	1,228,131	2,464,034	4,068,295	5,157,787
Interest from cash and cash equivalents	49,732	26,164	85,263	47,834
Total investment income	27,640,738	25,148,661	78,575,554	73,172,215
EXPENSES
Base management fees (Note 7)	5,378,233	5,040,490	16,036,068	14,790,696
Interest expenses	4,434,712	3,433,081	12,177,674	10,095,690
General and administrative expenses	1,295,253	1,655,295	3,783,340	4,331,001
Incentive fees (Note 7)	1,323,999	2,372,355	1,872,805	7,876,060
Administrator expenses (Note 7)	745,817	780,166	2,333,968	1,997,067
Offering costs	545,959	703,075	1,367,343	2,074,035
Professional fees	415,045	943,864	1,647,704	1,809,418
Total expenses	14,139,018	14,928,326	39,218,902	42,973,967
Expense support reimbursement (Note 7)	—	(5,389,627)	—	(16,093,129)
Total expenses, net of expense support reimbursement	14,139,018	9,538,699	39,218,902	26,880,838
NET INVESTMENT INCOME	13,501,720	15,609,962	39,356,652	46,291,377
REALIZED AND UNREALIZED GAIN/(LOSS) ON INVESTMENTS
Net realized gain/(loss) from non-controlled/non-affiliated investments	(5,275,413)	(11,230,075)	(21,215,145)	(11,065,348)
Net realized gain/(loss) on total return swap (Note 5)	3,134,709	761,010	(1,735,902)	4,845,649
Net change in unrealized appreciation/(depreciation) on non-controlled/non-affiliated investments	(7,466,665)	11,929,831	(5,902,877)	4,202,318
Net change in unrealized appreciation/(depreciation) on controlled/affiliated investments	1,377,608	(1,567,498)	1,503,040	(1,724,856)
Net change in unrealized appreciation/(depreciation) on total return swap (Note 5)	(2,032,534)	5,159,214	8,163,736	9,188,445
Change in provision for deferred taxes on unrealized appreciation/(depreciation) on investments	148,949	172,128	(185,369)	92,495
Net realized and unrealized gain/(loss) on investments	(10,113,346)	5,224,610	(19,372,517)	5,538,703
NET INCREASE/(DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS	$3,388,374	$20,834,572	$19,984,135	$51,830,080
WEIGHTED AVERAGE - BASIC AND DILUTED EARNINGS PER COMMON SHARE	$0.04	$0.23	$0.21	$0.58
WEIGHTED AVERAGE - BASIC AND DILUTED NET INVESTMENT INCOME PER COMMON SHARE	$0.14	$0.17	$0.41	$0.52
WEIGHTED AVERAGE COMMON STOCK OUTSTANDING - BASIC AND DILUTED (NOTE 10)	96,474,233	92,516,572	96,078,793	89,015,100
DISTRIBUTIONS DECLARED PER COMMON SHARE	$0.16	$0.20	$0.48	$0.60
See accompanying notes to the consolidated financial statements.

Sierra Income Corporation
Consolidated Statements of Changes in Net Assets

	Nine Months Ended September 30,
	2017	2016
INCREASE/(DECREASE) FROM OPERATIONS	(unaudited)	(unaudited)
Net investment income	$39,356,652	$46,291,377
Net realized gain/(loss) on investments	(21,215,145)	(11,065,348)
Net realized gain/(loss) on total return swap (Note 5)	(1,735,902)	4,845,649
Net change in unrealized appreciation/(depreciation) on investments	(4,399,837)	2,477,462
Net change in unrealized appreciation/(depreciation) on total return swap (Note 5)	8,163,736	9,188,445
Change in provision for deferred taxes on unrealized appreciation/(depreciation) on investments	(185,369)	92,495
Net increase/(decrease) in net assets resulting from operations	19,984,135	51,830,080
SHAREHOLDER DISTRIBUTIONS (Note 2)
Distributions from net investment income	(46,082,836)	(53,464,883)
Distributions from return of capital	—	—
Distributions from net realized gains	—	—
Net decrease in net assets from shareholder distributions	(46,082,836)	(53,464,883)
COMMON SHARE TRANSACTIONS
Issuance of common shares, net of underwriting costs	14,278,662	88,652,295
Issuance of common shares pursuant to distribution reinvestment plan	20,964,661	25,356,219
Repurchase of common shares	(22,008,638)	(23,367,870)
Net increase in net assets resulting from common share transactions	13,234,685	90,640,644
Total increase/(decrease) in net assets	(12,864,016)	89,005,841
Net assets at beginning of period	773,113,087	674,124,099
Net assets at end of period(1)	$760,249,071	$763,129,940

Net asset value per common share	$7.89	$8.14
Common shares outstanding, beginning of period	94,666,418	82,623,649
Issuance of common shares	1,753,686	10,840,303
Issuance of common shares pursuant to distribution reinvestment plan	2,598,710	3,117,085
Repurchase of common shares	(2,718,691)	(2,864,430)
Common shares outstanding, end of period	96,300,123	93,716,607

(1) Net assets at end of period include accumulated undistributed net investment income of $13,030,556 and $14,004,840 for the nine months ended September 30, 2017 and 2016, respectively.

See accompanying notes to consolidated financial statements.

Sierra Income Corporation
Consolidated Statements of Cash Flows

	Nine Months Ended September 30,
	2017	2016
	(unaudited)	(unaudited)
Cash flows from operating activities
NET INCREASE/(DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS:	$19,984,135	$51,830,080
ADJUSTMENT TO RECONCILE NET INCREASE/(DECREASE) IN NET ASSETS FROM OPERATIONS TO NET CASH USED IN OPERATING ACTIVITIES:
Payment-in-kind interest income	(4,432,952)	(3,722,884)
Net amortization of premium on investments	(883,648)	(632,275)
Amortization of deferred financing costs	1,101,849	964,047
Net realized (gain)/loss on investments	21,215,145	11,065,348
Net change in unrealized (appreciation)/depreciation on investments	4,399,837	(2,477,462)
Net change in unrealized (appreciation)/depreciation on total return swap (Note 5)	(8,163,736)	(9,188,445)
Purchases and originations	(357,837,423)	(222,987,384)
Proceeds from sale of investments and principal repayments	253,621,271	184,383,171
(Increase)/decrease in operating assets:
Cash collateral on total return swap (Note 5)	11,620,942	(1,980,176)
Unsettled trades receivable	89,982	(927,603)
Due from affiliate (Note 7)	7,892,273	(2,118,170)
Interest receivable from non-controlled/non-affiliated investments	1,157,648	288,780
Interest receivable from controlled/affiliated investments	712,265	—
Receivable for Company shares sold	156,382	(1,619,744)
Receivable due on total return swap (Note 5)	285,496	1,493,253
Prepaid expenses and other assets	(13,685)	(101,581)
Increase/(decrease) in operating liabilities:
Unsettled trades payable	38,456,265	2,720,000
Management fee payable	240,126	354,394
Accounts payable and accrued expenses	(359,239)	(87,645)
Incentive fees payable	(81,420)	577,087
Administrator fees payable	(104,862)	262,235
Interest payable	(450,493)	(331,691)
Deferred tax liability	185,369	(92,495)
Due to affiliate (Note 7)	(135,784)	(559,749)
NET CASH PROVIDED BY/(USED IN) OPERATING ACTIVITIES	(11,344,257)	7,111,091
Cash flows from financing activities:
Borrowings under revolving credit facility	225,000,000	85,000,000
Repayments of revolving credit facility	(195,000,000)	(95,000,000)
Proceeds from issuance of common stock, net of underwriting costs	14,278,662	88,652,295
Payment of cash distributions	(25,118,175)	(28,108,664)
Financing costs paid	(2,508,750)	(2,401,032)
Repurchase of common shares	(22,008,638)	(23,367,870)
NET CASH PROVIDED BY/(USED IN) FINANCING ACTIVITIES	(5,356,901)	24,774,729
TOTAL INCREASE/(DECREASE) IN CASH	(16,701,158)	31,885,820
CASH AT BEGINNING OF PERIOD	99,400,794	93,658,142
CASH AT END OF PERIOD	$82,699,636	$125,543,962
Supplemental Information:
Cash paid during the period for interest	$12,628,167	$10,427,381
Supplemental non-cash information:
Non-cash purchase of investments	$22,491,328	$12,007,442
Non-cash sale of investments	22,491,328	12,007,442
Payment-in-kind interest income	4,432,952	3,722,884
Amortization of deferred financing costs	1,101,849	964,047
Net amortization of premium on investments	883,648	632,275
Issuance of common shares in connection with distribution reinvestment plan	20,964,661	25,356,219

See accompanying notes to consolidated financial statements.

Sierra Income Corporation
Consolidated Schedule of Investments
As of September 30, 2017
(unaudited)

Company(1)	Industry	Type of Investment(18)	Maturity	Par Amount	Cost	Fair Value	% of Net Assets(2)
Non-controlled/non-affiliated investments – 121.9%							$760,249,071
AAAHI Acquisition Corporation	Transportation: Consumer	Senior Secured First Lien Term Loan LIBOR + 7.000%, 1.000% Floor(3) (4)	12/15/2021	$7,143,867	$7,143,867	$7,143,867	0.9%
		Senior Secured First Lien Term Loan LIBOR + 7.000%, 1.000% Floor(3) (4) (5)	12/14/2018	300,093	300,093	300,093	0.0%
				7,443,960	7,443,960	7,443,960
Advanced Diagnostic Holdings, LLC	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loan LIBOR + 8.500%, 1.000% Floor(4) (8)	12/11/2020	14,776,538	14,776,538	14,776,538	1.9%
				14,776,538	14,776,538	14,776,538
Alpha Media LLC	Media: Broadcasting & Subscription	Senior Secured First Lien Term Loan LIBOR + 6.000%, 1.000% Floor(8)	2/25/2022	6,643,240	6,411,924	6,432,649	0.8%
				6,643,240	6,411,924	6,432,649
American Dental Partners, Inc.	Healthcare & Pharmaceuticals	Senior Secured Second Lien Term Loan LIBOR + 8.500%, 1.000% Floor(3) (4)	9/25/2023	7,250,000	7,250,000	7,337,000	1.0%
				7,250,000	7,250,000	7,337,000
Amerijet Holdings, Inc.	Transportation: Cargo	Senior Secured First Lien Term Loan LIBOR + 8.000%, 1.000% Floor(4) (8)	7/15/2021	15,468,750	15,468,750	15,742,547	2.1%
				15,468,750	15,468,750	15,742,547
AMMC CLO 17, Limited Series 2015-17A	Multi-Sector Holdings	Subordinated Note 18.446% effective yield(1) (6) (9)(10)	11/15/2027	5,000,000	3,535,402	3,954,500	0.5%
				5,000,000	3,535,402	3,954,500
Anaren, Inc.	Aerospace & Defense	Senior Secured Second Lien Term Loan LIBOR + 8.250%, 1.000% Floor(3)	8/18/2021	10,000,000	9,938,799	10,000,000	1.3%
				10,000,000	9,938,799	10,000,000
Answers Finance, LLC	High Tech Industries	Senior Secured First Lien Term Loan LIBOR + 5.000%, 1.000% Floor(8)	4/15/2021	1,291,760	1,291,760	1,291,760	0.2%
		Senior secured second lien term loans LIBOR + 4.400%, Cash, 0.100% Cap, 4.500% PIK(8)	9/15/2021	2,008,641	2,008,641	2,008,641	0.3%
		Equity/Warrants (6)		—	5,426,955	5,426,195	0.7%
				3,300,401	8,727,356	8,726,596
APCO Holdings, Inc.	Automotive	Senior Secured First Lien Term Loan LIBOR + 6.000%, 1.000% Floor(4) (8)	1/31/2022	4,209,932	4,112,112	4,209,932	0.6%
				4,209,932	4,112,112	4,209,932
Apidos CLO XXIV, Series 2016-24A	Multi-Sector Holdings	Subordinated Note 12.341% effective yield(1) (4) (6) (9) (10)	7/20/2027	18,357,647	14,614,178	13,817,801	1.8%
				18,357,647	14,614,178	13,817,801
Asurion, LLC	Banking, Finance, Insurance & Real Estate	Senior Secured Second Lien Term Loan LIBOR + 6.000%, 1.000% Floor(3) (4)	8/4/2025	5,950,000	5,950,000	6,069,000	0.8%
				5,950,000	5,950,000	6,069,000
Avantor Performance Materials Holdings, LLC	Chemicals, Plastics & Rubber	Senior Secured First Lien Term Loans LIBOR + 4.000%, 1.000% Floor(4) (8)	3/11/2024	3,990,000	3,987,526	3,990,000	0.5%
		Senior Secured Second Lien Term Loans LIBOR + 8.250%, 1.000% Floor(4) (8)	3/10/2025	1,000,000	1,000,000	1,020,000	0.1%
				4,990,000	4,987,526	5,010,000
Aviation Technical Services, Inc.	Aerospace & Defense	Senior Secured Second Lien Term Loan LIBOR + 8.500%, 1.000% Floor(3) (4) (11)	3/31/2022	25,000,000	25,000,000	25,000,000	3.3%
				25,000,000	25,000,000	25,000,000

Company(1)	Industry	Type of Investment(18)	Maturity	Par Amount	Cost	Fair Value	% of Net Assets(2)
Barry's Bootcamp Holdings, LLC	Services: Consumer	Senior Secured First Lien Term Loan LIBOR + 6.500%, 1.000% Floor(3) (4) (5)	7/14/2022	8,571,429	8,571,429	8,571,429	1.1%
				8,571,429	8,571,429	8,571,429
Birch Communications Inc.	Telecommunications	Senior Secured First Lien Term Loan LIBOR + 7.250%, 1.000% Floor(4) (8)	7/17/2020	13,253,612	13,121,193	12,977,937	1.7%
				13,253,612	13,121,193	12,977,937
Black Angus Steakhouses, LLC	Hotel, Gaming & Leisure	Senior Secured First Lien Term Loan LIBOR + 9.000%, 1.000% Floor(3) (4) (5) (11)	4/24/2020	940,899	940,899	773,712	0.1%
		Senior Secured First Lien Term Loan LIBOR + 9.000%, 1.000% Floor(3) (4) (11)	4/24/2020	19,252,232	19,252,232	18,522,573	2.4%
				20,193,131	20,193,131	19,296,285
Brand Energy & Infrastructure Services, Inc.	Construction & Building	Senior Secured First Lien Term Loan LIBOR + 4.250%, 1.000% Floor(4) (8)	6/21/2024	6,000,000	6,029,160	6,028,800	0.8%
				6,000,000	6,029,160	6,028,800
Brundage-Bone Concrete Pumping, Inc.	Construction & Building	Senior Secured First Lien Note 10.375%(9)	9/1/2021	7,500,000	7,593,577	7,889,250	1.0%
				7,500,000	7,593,577	7,889,250
Central States Dermatology Services, LLC	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loans LIBOR + 6.500%, 1.000% Floor(4) (5) (8)	4/20/2022	2,859,310	2,859,310	2,859,310	0.4%
				2,859,310	2,859,310	2,859,310
Charming Charlie LLC	Retail	Senior Secured First Lien Term Loan LIBOR + 8.000%, 1.000% Floor, 1.000% PIK(3)	12/24/2019	7,908,947	7,918,162	6,448,955	0.8%
				7,908,947	7,918,162	6,448,955
Checkers Holdings, Inc.	Hotel, Gaming & Leisure	Senior Secured First Lien Term Loan LIBOR + 4.250%, 1.000% Floor(3)	4/25/2024	6,982,500	6,952,913	6,912,675	0.9%
				6,982,500	6,952,913	6,912,675
CP Opco, LLC	Services: Consumer	Senior Secured First Lien Term Loan LIBOR + 6.500%, 1.000% Floor, PIK(3) (4) (12)	4/1/2019	219,589	209,515	59,728	0.0%
		Senior Secured First Lien Term Loan LIBOR + 9.500%, 1.000% Floor, PIK(3) (4) (12)	4/1/2019	1,603,881	717,016	—	0.0%
		Preferred Units LIBOR+9.500%, 1.000% Floor, PIK(4)(5)(12)		—	—	—	0.0%
		Common Units (4) (6) (7)		—	—	—	0.0%
				1,823,470	926,531	59,728
CPI Holdings, Inc.	Aerospace & Defense	Senior Secured Second Lien Term Loans LIBOR + 7.250%, 1.000% Floor(4) (8)	7/28/2025	12,345,000	12,298,911	12,283,275	1.6%
				12,345,000	12,298,911	12,283,275
CSP Technologies North America, LLC	Containers, Packaging & Glass	Senior Secured First Lien Term Loan LIBOR + 5.250%, 1.000% Floor(3) (4)	1/31/2022	4,961,562	4,961,562	4,959,081	0.7%
				4,961,562	4,961,562	4,959,081
CSTN Merger Sub Inc.	Chemicals, Plastics & Rubber	Senior Secured First Lien Note 6.750%(4) (9) (14)	8/15/2024	4,950,000	4,950,000	4,930,200	0.6%
				4,950,000	4,950,000	4,930,200
Deliver Buyer, Inc.	Services: Business	Senior Secured First Lien Term Loan LIBOR + 5.000%, 1.000% Floor(3)	4/26/2024	2,992,500	2,974,286	2,962,575	0.4%
				2,992,500	2,974,286	2,962,575
DHISCO Electronic Distribution, Inc.	Hotel, Gaming & Leisure	Senior Secured First Lien Term Loan LIBOR + 6.500%, 1.500% Floor(4) (8)	11/10/2019	2,503,214	2,503,214	2,503,214	0.3%
		Senior Secured First Lien Term Loan LIBOR + 9.000%, 1.500% Floor, PIK(4) (8)	11/10/2019	9,207,947	9,207,947	9,207,947	1.2%

Company(1)	Industry	Type of Investment(18)	Maturity	Par Amount	Cost	Fair Value	% of Net Assets(2)
		Senior Secured First Lien Term Loan LIBOR + 10.250%, 1.500% Floor, PIK(4) (8) (12)	11/10/2019	7,969,999	7,257,481	3,984,999	0.5%
		Senior Secured First Lien Term Loan LIBOR + 11.250%, 1.500% Floor, PIK(4) (8) (12)	11/10/2019	7,472,575	2,940,892	—	0.0%
		Common Units, Class A (4) (6)(7)		—	769,231	—	0.0%
				27,153,735	22,678,765	15,696,160
Drew Marine Partners, LP	Transportation: Cargo	Senior Secured Second Lien Term Loan LIBOR + 7.000%, 1.000% Floor(3)	5/19/2021	10,000,000	10,051,092	10,000,000	1.3%
				10,000,000	10,051,092	10,000,000
Dryden 38 Senior Loan Fund, Series 2015-38A	Multi-Sector Holdings	Subordinated Note 15.522% effective yield(1) (6) (9) (10)	7/15/2027	7,000,000	4,896,524	4,965,800	0.7%
				7,000,000	4,896,524	4,965,800
Dryden 43 Senior Loan Fund, Series 2016-43A	Multi-Sector Holdings	Subordinated Note 13.198% effective yield(1) (4) (6) (9) (10)	7/20/2029	3,620,000	2,937,310	2,812,378	0.4%
				3,620,000	2,937,310	2,812,378
Dryden 49 Senior Loan Fund, Series 2017-49A	Multi-Sector Holdings	Subordinated Note 16.175% effective yield(1) (4) (6) (9) (10)	7/18/2030	17,233,288	15,213,374	15,213,374	2.0%
				17,233,288	15,213,374	15,213,374
Dynamic Energy Services International LLC	Energy: Oil & Gas	Senior Secured First Lien Term Loan 13.500% PIK + LIBOR(4) (8)	6/6/2018	9,579,554	9,579,554	8,154,117	1.1%
				9,579,554	9,579,554	8,154,117
Elite Comfort Solutions LLC	Chemicals, Plastics & Rubber	Senior Secured First Lien Term Loan LIBOR + 6.500%, 1.000% Floor(5) (8)	1/15/2021	9,778,689	9,778,689	9,778,689	1.3%
				9,778,689	9,778,689	9,778,689
Engineered Machinery Holdings, Inc.	Capital Equipment	Senior Secured Second Lien Term Loans LIBOR + 6.250%, 1.000% Floor(3) (4)	7/18/2025	2,010,638	1,990,853	1,990,532	0.3%
		Senior Secured Second Lien Term Loans LIBOR + 7.250%, 1.000% Floor(3) (4) (5)	7/18/2025	28,724	28,724	26,330	0.0%
				2,039,362	2,019,577	2,016,862
First Boston Construction Holdings, LLC	Banking, Finance, Insurance & Real Estate	Senior Secured First Lien Note 12.000%(4)	12/31/2020	6,585,000	6,585,000	6,631,095	0.9%
		Preferred Equity (4) (6) (7)		—	1,646,250	1,646,250	0.2%
				6,585,000	8,231,250	8,277,345
FKI Security Group, LLC	Capital Equipment	Senior Secured First Lien Term Loan LIBOR + 8.500%, 1.000% Floor(4) (8)	3/30/2020	11,656,250	11,656,250	11,656,250	1.5%
				11,656,250	11,656,250	11,656,250
Friedrich Holdings, Inc.	Construction & Building	Senior Secured First Lien Term Loan LIBOR + 7.000%, 1.000% Floor(4) (8)	2/7/2023	13,806,751	13,806,751	13,936,534	1.8%
				13,806,751	13,806,751	13,936,534
Frontier Communications Corp.	Telecommunications	Senior Secured First Lien Note 10.500%(6) (9)	9/15/2022	2,000,000	2,000,000	1,745,000	0.2%
				2,000,000	2,000,000	1,745,000
Genex Holdings, Inc.	Banking, Finance, Insurance & Real Estate	Senior Secured First Lien Term Loan LIBOR + 4.250%, 1.000% Floor(3)	5/28/2021	4,152,657	4,102,377	4,124,419	0.5%
		Senior Secured Second Lien Term Loan LIBOR + 7.750%, 1.000% Floor(8)	5/30/2022	9,500,000	9,522,302	9,387,900	1.2%
				13,652,657	13,624,679	13,512,319
GK Holdings, Inc.	Services: Business	Senior Secured Second Lien Term Loan LIBOR + 10.250%, 1.000% Floor(3)	1/20/2022	10,000,000	10,000,000	9,913,000	1.3%
				10,000,000	10,000,000	9,913,000

Company(1)	Industry	Type of Investment(18)	Maturity	Par Amount	Cost	Fair Value	% of Net Assets(2)
Green Field Energy Services, Inc.	Energy: Oil & Gas	Senior Secured First Lien Note 13.000%(4)(6) (9) (12)	11/15/2016	766,616	754,616	122,658	0.0%
		Warrants (4) (6) (7)		—	29,000	—	0.0%
				766,616	783,616	122,658
Harbortouch Payments, LLC	Banking, Finance, Insurance & Real Estate	Senior Secured First Lien Term Loan LIBOR + 4.750%, 1.000% Floor(3) (4)	10/13/2023	4,962,500	4,974,499	4,962,500	0.7%
				4,962,500	4,974,499	4,962,500
HBC Holdings LLC	Wholesale	Senior Secured First Lien Term Loan LIBOR + 6.500%, 1.000% Floor(3) (4)	3/30/2020	12,487,500	12,487,500	12,422,565	1.6%
				12,487,500	12,487,500	12,422,565
Heligear Acquisition Co.	Aerospace & Defense	Senior Secured First Lien Note 10.250%(4) (9)	10/15/2019	15,000,000	15,000,000	15,358,500	2.0%
				15,000,000	15,000,000	15,358,500
High Ridge Brands Co.	Consumer Goods: Non-Durable	Senior Secured First Lien Note 8.875%(4) (9)	3/15/2025	2,000,000	2,000,000	1,916,200	0.3%
				2,000,000	2,000,000	1,916,200
Holland Acquisition Corp.	Energy: Oil & Gas	Senior Secured First Lien Term Loan LIBOR + 9.000%, 1.000% Floor(3)	5/29/2018	4,515,605	4,498,197	3,216,465	0.4%
				4,515,605	4,498,197	3,216,465
Hylan Datacom & Electrical LLC	Construction & Building	Senior Secured First Lien Term Loan LIBOR + 7.500%, 1.000% Floor(4) (8)	7/25/2021	15,258,137	15,258,137	15,410,718	2.0%
				15,258,137	15,258,137	15,410,718
Ignite Restaurant Group, Inc.	Hotel, Gaming & Leisure	Senior Secured First Lien Term Loan LIBOR + 7.000%, 1.000% Floor(3)(6) (12)	2/13/2019	8,385,496	8,342,264	2,516,487	0.3%
				8,385,496	8,342,264	2,516,487
IHS Intermediate, Inc.	Services: Business	Senior Secured Second Lien Term Loan LIBOR + 8.250%, 1.000% Floor(3)	7/20/2022	25,000,000	25,000,000	25,000,000	3.3%
				25,000,000	25,000,000	25,000,000
Imagine! Print Solutions, LLC	Media: Advertising, Printing & Publishing	Senior Secured Second Lien Term Loan LIBOR + 8.750%, 1.000% Floor(3) (4) (13)	6/21/2023	8,950,000	8,821,302	8,815,750	1.2%
				8,950,000	8,821,302	8,815,750
Impact Sales, LLC	Services: Business	Senior Secured First Lien Term Loan LIBOR + 7.000%, 1.000% Floor(3) (4) (5)	12/30/2021	4,866,114	4,866,114	4,905,882	0.6%
				4,866,114	4,866,114	4,905,882
Interflex Acquisition Company, LLC	Containers, Packaging & Glass	Senior Secured First Lien Term Loans LIBOR + 8.000%, 1.000% Floor(4) (8)	08/18/2022	14,318,750	14,318,750	14,318,750	1.9%
				14,318,750	14,318,750	14,318,750
Invision Diversified, LLC	Services: Business	Senior Secured First Lien Term Loan LIBOR + 8.500%, 1.000% Floor(4) (8) (11)	6/30/2020	24,022,685	24,022,685	24,262,912	3.2%
				24,022,685	24,022,685	24,262,912
IOP Monroe Acquisition, Inc.	Capital Equipment	Senior Secured First Lien Term Loan LIBOR + 5.500%, 1.000% Floor(4) (5) (8)	4/1/2022	987,500	987,500	987,500	0.1%
				987,500	987,500	987,500
Isola USA Corp.	High Tech Industries	Senior Secured First Lien Term Loan LIBOR + 8.250%, 1.000% Floor(3) (12) (13)	11/29/2018	5,453,747	5,490,447	4,742,033	0.6%
				5,453,747	5,490,447	4,742,033
Keystone Acquisition Corp.	Healthcare & Pharmaceuticals	Senior Secured Second Lien Term Loan LIBOR + 9.250%, 1.000% Floor(3) (4) (13)	5/1/2025	7,000,000	6,866,063	6,860,000	0.9%
				7,000,000	6,866,063	6,860,000
L&S Plumbing Partnership, Ltd.	Construction & Building	Senior Secured First Lien Term Loan LIBOR + 8.500%, 1.000% Floor(3) (4)	2/15/2022	11,796,875	11,796,875	11,895,969	1.6%
				11,796,875	11,796,875	11,895,969

Company(1)	Industry	Type of Investment(18)	Maturity	Par Amount	Cost	Fair Value	% of Net Assets(2)
Livingston International Inc.	Transportation: Cargo	Senior Secured Second Lien Term Loan LIBOR + 8.250%, 1.250% Floor(1) (3) (6) (13)	4/17/2020	2,658,504	2,656,071	2,605,068	0.3%
				2,658,504	2,656,071	2,605,068
Loar Group Inc.	Aerospace & Defense	Senior Secured Second Lien Term Loan LIBOR + 9.250%, 1.000% Floor(8)	7/12/2022	15,000,000	15,000,000	15,300,000	2.0%
				15,000,000	15,000,000	15,300,000
LSF9 Atlantis Holdings, LLC	Retail	Senior Secured First Lien Term Loan LIBOR + 6.000%, 1.000% Floor(4) (8)	5/1/2023	11,378,438	11,285,388	11,402,334	1.5%
				11,378,438	11,285,388	11,402,334
LTCG Holdings Corp.	Banking, Finance, Insurance & Real Estate	Senior Secured First Lien Term Loan LIBOR + 5.000%, 1.000% Floor(3)	6/6/2020	2,838,571	2,831,497	2,716,513	0.4%
				2,838,571	2,831,497	2,716,513
Magnetite XIX, Limited	Multi-Sector Holdings	Subordinated Note LIBOR + 7.610%(1) (3) (6) (9) (10)	7/17/2030	2,000,000	1,875,000	1,875,000	0.2%
		Subordinated Note effective yield 14.525%(1) (4) (6) (9) (10)	7/17/2030	13,730,209	12,256,271	12,255,585	1.6%
				15,730,209	14,131,271	14,130,585
Nathan's Famous Inc.	Beverage & Food	Senior Secured First Lien Note 10.000% (6)	3/15/2020	7,000,000	7,000,000	7,333,900	1.0%
				7,000,000	7,000,000	7,333,900
Nation Safe Drivers Holdings, Inc.	Banking, Finance, Insurance & Real Estate	Senior Secured Second Lien Term Loan LIBOR + 8.000%, 2.000% Floor(3) (4)	9/29/2020	20,676,479	20,676,479	20,676,479	2.7%
				20,676,479	20,676,479	20,676,479
New Media Holdings II, LLC	Media: Advertising, Printing & Publishing	Senior Secured First Lien Term Loan LIBOR + 6.250%, 1.000% Floor(3) (4) (13)	6/4/2020	15,917,083	15,906,377	15,917,083	2.1%
				15,917,083	15,906,377	15,917,083
Novetta Solutions, LLC	High Tech Industries	Senior Secured Second Lien Term Loan LIBOR + 8.500%, 1.000% Floor(3)	10/16/2023	11,000,000	10,912,965	10,688,700	1.4%
				11,000,000	10,912,965	10,688,700
Nuspire, LLC	High Tech Industries	Senior Secured First Lien Term Loan LIBOR + 6.500%, 1.000% Floor(3) (4) (5)	11/8/2022	6,310,000	6,310,000	6,310,000	0.8%
				6,310,000	6,310,000	6,310,000
Omnitracs, Inc.	Telecommunications	Senior Secured Second Lien Term Loan LIBOR + 7.750%, 1.000% Floor(3)	5/25/2021	7,000,000	7,009,593	7,000,000	0.9%
				7,000,000	7,009,593	7,000,000
Oxford Mining Company, LLC	Metals & Mining	Senior Secured First Lien Term Loan LIBOR + 8.500%, 0.750% Floor, 3.000% PIK(3) (4)	12/31/2018	12,441,670	12,441,670	12,441,670	1.6%
		Senior Secured First Lien Term Loan LIBOR + 8.500%, 0.750% Floor, 3.000% PIK(3) (4)	12/31/2018	8,685,661	8,685,661	8,685,661	1.1%
				21,127,331	21,127,331	21,127,331
Path Medical, LLC	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loan LIBOR + 9.500%, 1.000% Floor(3) (4)	10/11/2021	15,020,737	14,512,340	15,100,346	2.0%
		Warrants (4) (7)		—	669,709	111,251	0.0%
				15,020,737	15,182,049	15,211,597
Payless Holdings LLC	Retail	Equity/Warrants(6) (7)		—	543,120	543,152	0.1%
				—	543,120	543,152
Petco Animal Supplies, Inc.	Retail	Senior Secured First Lien Term Loan LIBOR + 3.000%, 1.000% Floor(3) (13)	1/26/2023	1,989,899	1,842,819	1,637,488	0.2%
				1,989,899	1,842,819	1,637,488
PetroChoice Holdings, Inc.	Chemicals, Plastics & Rubber	Senior Secured Second Lien Term Loan LIBOR + 8.750%, 1.000% Floor(3) (4) (11)	9/3/2023	9,000,000	9,000,000	9,000,000	1.2%

Company(1)	Industry	Type of Investment(18)	Maturity	Par Amount	Cost	Fair Value	% of Net Assets(2)
				9,000,000	9,000,000	9,000,000
Preferred Proppants, LLC	Energy: Oil & Gas	Senior Secured First Lien Term Loan LIBOR + 5.750%, 1.000% Floor(3)	7/27/2020	6,797,322	5,522,444	6,248,098	0.8%
				6,797,322	5,522,444	6,248,098
Press Ganey Holdings, Inc	Healthcare & Pharmaceuticals	Senior Secured Second Lien Term Loan LIBOR + 7.250%, 1.000% Floor(8)	10/21/2024	13,000,000	13,088,767	13,044,200	1.7%
				13,000,000	13,088,767	13,044,200
PT Network, LLC	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loan LIBOR + 6.500%, 1.000% Floor(3) (4) (5)	11/30/2021	5,781,667	5,781,667	5,843,517	0.8%
				5,781,667	5,781,667	5,843,517
Reddy Ice Corporation	Beverage & Food	Senior Secured Second Lien Term Loan LIBOR + 9.500%, 1.250% Floor(3) (4)	10/1/2019	2,000,000	2,000,000	1,896,200	0.2%
				2,000,000	2,000,000	1,896,200
Research Now Group, Inc.	Services: Business	Senior Secured Second Lien Term Loan LIBOR + 8.750%, 1.000% Floor(3)	3/18/2022	15,000,000	15,000,000	15,000,000	2.0%
				15,000,000	15,000,000	15,000,000
Resolute Investment Managers, Inc.	Banking, Finance, Insurance & Real Estate	Senior Secured Second Lien Term Loan LIBOR + 8.750%, 1.000% Floor(3) (13)	4/30/2023	6,000,000	5,913,767	6,000,000	0.8%
				6,000,000	5,913,767	6,000,000
Rhombus Cinema Holdings, LP	Media: Diversified & Production	Preferred Equity 10.000% PIK(4) (6)		—	4,584,207	5,530,911	0.7%
		Equity (4) (6) (7)		—	3,162,793	2,917,139	0.4%
				—	7,747,000	8,448,050
SavATree, LLC	Environmental Industries	Senior Secured First Lien Term Loan LIBOR + 5.250%, 1.000% Floor(4) (5) (8)	6/2/2022	2,881,667	2,881,667	2,881,667	0.4%
				2,881,667	2,881,667	2,881,667
SFP Holding, Inc.	Construction & Building	Senior Secured First Lien Term Loans LIBOR + 6.250%, 1.000% Floor(3) (4) (5)	9/1/2022	4,277,778	4,277,778	4,277,778	0.6%
		Equity(4) (6) (7)		—	400,000	400,000	0.1%
				4,277,778	4,677,778	4,677,778
Ship Supply Acquisition Corporation	Services: Business	Senior Secured First Lien Term Loan LIBOR + 8.000%, 1.000% Floor(3) (4)	7/31/2020	22,500,000	22,500,000	21,584,250	2.8%
				22,500,000	22,500,000	21,584,250
Simplified Logistics, LLC	Services: Business	Senior Secured First Lien Term Loan LIBOR + 6.500%, 1.000% Floor(3) (4)	2/28/2022	7,462,500	7,462,500	7,534,886	1.0%
				7,462,500	7,462,500	7,534,886
Sizzling Platter, LLC	Hotel, Gaming & Leisure	Senior Secured First Lien Term Loan LIBOR + 7.500%, 1.000% Floor(8)	4/28/2020	15,000,000	15,000,000	15,000,000	2.0%
				15,000,000	15,000,000	15,000,000
SMART Financial Operations, LLC	Retail	Senior Secured First Lien Term Loan LIBOR + 10.000%, 1.000% Floor(3) (4) (5)	11/22/2021	3,700,000	3,700,000	3,798,000	0.5%
		Equity (4) (6) (7)		—	1,000,000	1,050,000	0.1%
				3,700,000	4,700,000	4,848,000
Southwest Dealer Services, Inc.	Automotive	Senior Secured First Lien Term Loan LIBOR + 6.000%, 1.000% Floor(3) (4)	6/2/2022	4,869,375	4,869,375	4,869,375	0.6%
				4,869,375	4,869,375	4,869,375
SRS Software, LLC	High Tech Industries	Senior Secured First Lien Term Loan LIBOR + 7.000%, 1.000% Floor(3) (4) (5)	2/17/2022	19,402,500	19,402,500	19,571,302	2.6%
				19,402,500	19,402,500	19,571,302
Starfish Holdco LLC	High Tech Industries	Senior Secured Second Lien Term Loans LIBOR + 9.000%, 1.000% Floor(3) (4)	8/18/2025	4,000,000	3,940,462	3,940,000	0.5%

Company(1)	Industry	Type of Investment(18)	Maturity	Par Amount	Cost	Fair Value	% of Net Assets(2)
				4,000,000	3,940,462	3,940,000
Survey Sampling International, LLC	Services: Business	Senior Secured Second Lien Term Loan LIBOR + 9.000%, 1.000% Floor(3) (4)	12/16/2021	24,000,000	24,000,000	24,000,000	3.2%
				24,000,000	24,000,000	24,000,000
TCH-2 Holdings, LLC	Hotel, Gaming & Leisure	Senior Secured Second Lien Term Loan LIBOR + 7.750%, 1.000% Floor(8) (13)	11/6/2021	3,636,364	3,601,422	3,672,727	0.5%
				3,636,364	3,601,422	3,672,727
Techniplas, LLC	Automotive	Senior Secured First Lien Note 10.000%(9) (14)	5/1/2020	6,000,000	6,000,000	4,189,800	0.6%
				6,000,000	6,000,000	4,189,800
The Garretson Resolution Group, Inc.	Services: Business	Senior Secured First Lien Term Loan LIBOR + 6.500%, 1.000% Floor(3) (4)	5/24/2021	9,437,500	9,406,086	9,496,956	1.2%
				9,437,500	9,406,086	9,496,956
Touchtunes Interactive Networks, Inc.	Media: Diversified & Production	Senior Secured Second Lien Term Loan LIBOR + 8.250%, 1.000% Floor(3) (4) (13)	5/27/2022	7,500,000	7,500,000	7,462,500	1.0%
				7,500,000	7,500,000	7,462,500
Transocean Phoenix 2 Ltd.	Energy: Oil & Gas	Senior Secured First Lien Note 7.750%(4) (9) (14)	10/15/2024	7,125,000	7,018,130	7,664,363	1.0%
				7,125,000	7,018,130	7,664,363
Truco Enterprises, LP	Beverage & Food	Senior Secured First Lien Term Loan LIBOR + 7.220%, 1.000% Floor(4) (8)	4/26/2021	9,776,362	9,776,362	9,776,362	1.3%
				9,776,362	9,776,362	9,776,362
True Religion Apparel, Inc.	Retail	Senior Secured Second Lien Term Loan LIBOR + 10.000%, 1.000% Floor(3) (12)	1/30/2020	4,000,000	3,918,977	—	0.0%
				4,000,000	3,918,977	—
U.S. Auto Sales Inc.	Banking, Finance, Insurance & Real Estate	Senior Secured Second Lien Term Loan LIBOR + 11.750%, 1.000% Floor(4) (8) (11)	6/8/2020	5,500,000	5,500,000	5,544,550	0.7%
				5,500,000	5,500,000	5,544,550
U.S. Well Services, LLC	Energy: Oil & Gas	Warrants (6) (7)	2/21/2019	—	173	—	0.0%
				—	173	—
Valence Surface Technologies, Inc.	Aerospace & Defense	Senior Secured First Lien Term Loan LIBOR + 5.500%, 1.000% Floor(3) (4)	6/13/2019	4,135,134	4,125,602	4,083,031	0.5%
				4,135,134	4,125,602	4,083,031
Velocity Pooling Vehicle, LLC	Automotive	Senior Secured First Lien Term Loans LIBOR + 4.000%, 1.000% Floor(4) (15)	5/14/2021	1,683,230	958,901	938,401	0.1%
		Senior Secured Second Lien Term Loan LIBOR + 7.250%, 1.000% Floor(4) (15)	5/13/2022	20,625,000	18,636,527	3,506,250	0.5%
				22,308,230	19,595,428	4,444,651
Verso Corporation	Media: Advertising, Printing & Publishing	Common Stock (7) (16)		—	2,238,108	949,331	0.1%
				—	2,238,108	949,331
VOYA CLO 2016-2, LTD.	Multi-Sector Holdings	Subordinated Note 11.488% effective yield(1) (4) (6) (9) (10)	7/19/2028	22,842,661	19,065,140	16,417,021	2.2%
				22,842,661	19,065,140	16,417,021
Watermill-QMC Holdings, Corp.	Automotive	Partnership Interest (4) (6) (7)		—	902,277	1,170,254	0.2%
				—	902,277	1,170,254
YRC Worldwide Inc.	Transportation: Cargo	Senior Secured First Lien Term Loans LIBOR + 7.500%, 1.000% Floor(3)	7/26/2022	10,620,778	10,374,269	10,370,127	1.4%
				10,620,778	10,374,269	10,370,127

Company(1)	Industry	Type of Investment(18)	Maturity	Par Amount	Cost	Fair Value	% of Net Assets(2)
Z Gallerie, LLC	Retail	Senior Secured First Lien Term Loan LIBOR + 6.500%, 1.000% Floor(4) (8)	10/8/2020	4,646,901	4,618,125	4,646,901	0.6%
				4,646,901	4,618,125	4,646,901

Total non-controlled/non-affiliated investments					$969,097,460	$926,968,867	121.9%

Controlled/affiliated investments – 18.4%(17)
AAR Intermediate Holdings, LLC	Energy: Oil & Gas	Senior Secured First Lien Term Loans LIBOR + 5.000%, 1.000% Floor(3) (4) (5)	9/30/2021	3,144,481	3,144,481	3,144,481	0.4%
		Senior Secured First Lien Term Loans LIBOR + 8.000%, 1.000% Floor, PIK (3) (4)	9/30/2021	6,911,202	5,848,310	6,911,202	0.9%
		Membership Units (4) (6) (7)		—	—	—	0.0%
				10,055,683	8,992,791	10,055,683
Access Media Holdings, LLC	Media: Broadcasting & Subscription	Senior Secured First Lien Term Loan 5.000%, 5.000% PIK(4)	7/22/2020	7,297,959	7,297,959	7,297,959	1.0%
		Common Stock (4) (6) (7)		—	—	—	0.0%
		Preferred Equity Series A (4) (6) (7)		—	1,400,000	—	0.0%
		Preferred Equity Series AA (4) (6) (7)		—	700,000	—	0.0%
		Preferred Equity Series AAA (4) (6) (7)		—	317,800	158,900	0.0%
				7,297,959	9,715,759	7,456,859
Capstone Nutrition, Inc.	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loan LIBOR + 12.500%, 1.000% Floor, PIK(3) (4) (12)	9/25/2020	28,071,914	22,489,086	19,344,356	2.5%
		Common Stock (4) (6) (7)		—	9	—	0.0%
		Common Stock, Class B (4) (6)(7)		—	—	—	0.0%
		Common Stock, Class C (4) (6)(7)		—	300,002	—	0.0%
				28,071,914	22,789,097	19,344,356
MCM Capital Office Park Holdings LLC	Banking, Finance, Insurance & Real Estate	Equity (6) (7)		—	7,032,468	7,032,468	0.9%
				—	7,032,468	7,032,468
Nomida, LLC	Construction & Building	Senior Secured First Lien Term Loan 10.000%(6)	12/1/2020	3,700,000	3,700,000	3,700,000	0.5%
		Equity (6) (7)		—	5,400,000	5,400,000	0.7%
				3,700,000	9,100,000	9,100,000
Sierra Senior Loan Strategy JV I LLC	Multi-Sector Holdings	Equity (5)(6)		72,991,250	72,991,250	72,086,943	9.5%
				72,991,250	72,991,250	72,086,943
TwentyEighty, Inc.	Services: Business	Senior Secured First Lien Term Loan 1.000%, 7.000% PIK(3)	3/31/2020	6,579,632	6,579,632	6,579,632	0.9%
		Senior Secured First Lien Term Loan 0.250%, 8.750% PIK(3)	3/31/2020	5,990,198	5,442,414	5,363,024	0.7%
		Senior Secured First Lien Term Loan LIBOR + 3.500%, 1.000% Floor, 4.500% PIK(3) (5)	3/31/2020	3,074,260	3,059,174	3,074,260	0.4%
		Equity/Warrants (6) (7)		—	—	—	0.0%
				15,644,090	15,081,220	15,016,916

Total controlled/affiliated investments					$145,702,585	$140,093,225	18.4%

Company(1)	Industry	Type of Investment(18)	Maturity	Par Amount	Cost	Fair Value	% of Net Assets(2)
Money market fund – 2.5%					1,114,800,045	1,067,062,092
Federated Institutional Prime Obligations Fund(16)		Money Market 1.190%		18,674,728	18,674,728	18,674,728	2.5%
Total money market fund					$18,674,728	$18,674,728	2.5%

Derivative Instrument - Long Exposure					Initial Notional Cost	Unrealized Appreciation/(Depreciation)
Total return swap with Citibank, N.A. (Note 5)		Total Return Swap			218,959,901	(5,483,594)	-0.7%
Total derivative instrument - long exposure					218,959,901	(5,483,594)	-0.7%

(1)
All of the Company's investments are domiciled in the United States except for Livingston International Inc., which is domiciled in Canada and AMMC CLO 17, Limited Series 2015-17A, Apidos CLO XXIV, Series 2016-24A, Dryden 38 Senior Loan Fund, Series 2015-38A, Dryden 43 Senior Loan Fund, Series 2016-43A, Dryden 49 Senior Loan Fund, 2017-49A, Magnetite CLO Ltd. and VOYA CLO 2016-2, LTD. which are all domiciled in the Cayman Islands. All foreign investments are denominated in US Dollars.

(2)	Percentage is based on net assets of $760,249,071 as of September 30, 2017.
(3)
The interest rate on these loans is subject to a base rate plus 3 Month "3M" LIBOR, which at September 30, 2017 was 1.33%. As the interest rate is subject to a minimum LIBOR floor, the prevailing rate in effect at September 30, 2017 was the base rate plus the greater of the minimum LIBOR floor or 3M LIBOR.

(4)	An affiliated fund that is managed by an affiliate of SIC Advisors LLC also holds an investment in this security.
(5)	The investment has an unfunded commitment as of September 30, 2017. For further details, see Note 11. Fair value includes an analysis of the unfunded commitment.
(6)	The investment is not a qualifying asset under Section 55 of the Investment Company Act of 1940 (the 1940 Act"). Non-qualifying assets represent 25.3% of the Company's portfolio at fair value.
(7)	Security is non-income producing.
(8)	The interest rate on these loans is subject to a base rate plus 1 Month "1M" LIBOR.
(9)
Securities are exempt from registration under Rule 144A of the Securities Act of 1933. These securities represent a fair value of $99,914,056 or 13.1% of net assets as of September 30, 2017 and are considered restricted.

(10)
This investment is in the equity class of a collateralized loan obligation (CLO"). The CLO equity investments are entitled to recurring distributions which are generally equal to the excess cash flow generated from the underlying investments after payment of the contractual payments to debt holders and fund expenses. The current estimated yield is based on the current projections of this excess cash flow taking into account assumptions that have been made regarding expected prepayments

(11)	A portion of this investment was sold via a participation agreement. The listed amount is the portion retained by Sierra Income Corporation.
(12)	The investment was on non-accrual status as of September 30, 2017.
(13)
Security is also held in the underlying portfolio of the total return swap with Citibank, N.A. (see Note 5). The Company's total exposure to Imagine! Print Solutions, Inc., Isola USA Corp., Keystone Acquisition Corp., Livingston International, Inc., New Media Holdings II, LLC, Petco Animal Supplies, Inc., PetroChoice Holdings, LLC, Resolute Investment Managers, Inc., TCH-2 Holdings, LLC, and Touchtunes Interactive Networks, Inc. is $14,740,900 or 1.9%, $8,238,783 or 1.1%, $9,206,000 or 1.2%, $4,574,511 or 0.6%, $16,867,022 or 2.2%, $10,377,191 or 1.4%, $13,974,684 or 1.8%, $7,918,793 or 1.0%, $6,834,490 or 0.9%, and $8,416,005 or 1.1%, respectively, of Net Assets as of September 30, 2017.

(14)	Represents securities in Level 2 in the ASC 820 table (see Note 4).
(15)	The interest rate on these loans is subject to a base rate plus 6 month "6M" LIBOR.
(16)	Represents securities in Level 1 in the ASC 820 table (see Note 4).
(17)	Control Investments are defined by the 1940 Act as investments in companies in which the Company owns more than 25% of the voting securities or maintains greater than 50% of the board representation.
(18)	Unless otherwise indicated, all securities are valued using significant unobservable inputs, which are categorized as Level 3 assets under the definition of ASC 820 fair value hierarchy.

See accompanying notes to consolidated financial statements.

Sierra Income Corporation
Consolidated Schedule of Investments
As of December 31, 2016

Company(1)	Industry	Type of Investment	Maturity	Par Amount	Cost	Fair Value	% of Net Assets(2)
Non-controlled/non-affiliated investments – 114.5%
AAAHI Acquisition Corporation	Transportation: Consumer	Senior Secured First Lien Term Loan LIBOR + 7.000%, 1.000% Floor(3)(4)(5)	12/15/2021	$7,280,374	$7,280,374	$7,280,374	0.9%
				7,280,374	7,280,374	7,280,374
AAR Intermediate Holdings, LLC	Energy: Oil & Gas	Senior Secured First Lien Term Loan LIBOR + 5.000%, 1.000% Floor(3) (4) (5)	9/30/2021	150,935	150,935	150,935	0.0%
		Senior Secured First Lien Term Loan LIBOR + 5.000%, 1.000% Floor(3) (4)	9/30/2021	3,144,481	3,144,481	3,144,481	0.4%
		Senior Secured First Lien Term Loan LIBOR + 8.000%, 1.000% Floor, PIK(3) (4)	9/30/2021	6,457,851	5,254,799	5,211,292	0.7%
		Membership Units (4) (6) (7)		—	—	—	0.0%
				9,753,267	8,550,215	8,506,708
Access Media Holdings, LLC	Media: Broadcasting & Subscription	Senior Secured First Lien Term Loan 5.000%, 5.000% PIK(4)	7/22/2020	7,026,014	7,026,014	6,868,420	0.9%
		Common Stock (4) (6) (7)		—	—	—	0.0%
		Preferred Equity Series A (4) (6) (7)		—	1,400,000	—	0.0%
		Preferred Equity Series AA (4) (6) (7)		—	647,500	—	0.0%
				7,026,014	9,073,514	6,868,420
Advanced Diagnostic Holdings, LLC	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loan LIBOR + 8.750%, 0.875% Floor(3) (4)	12/11/2020	15,262,608	15,262,608	15,567,860	2.0%
				15,262,608	15,262,608	15,567,860
Alpha Media LLC	Media: Broadcasting & Subscription	Senior Secured First Lien Term Loan LIBOR 5 6.000%, 1.000% Floor(5)(8)	2/25/2022	9,384,375	9,012,061	8,962,078	1.2%
				9,384,375	9,012,061	8,962,078
Amerijet Holdings Inc.	Transportation: Cargo	Senior Secured First Lien Term Loan LIBOR + 8.000%, 1.000% Floor(3) (4)	7/15/2021	16,087,500	16,087,500	16,087,500	2.1%
				16,087,500	16,087,500	16,087,500
AMMC CLO 17, Limited Series 2015-17A	Multi-Sector Holdings	Subordinated Note 21.670% effective yield(6) (9) (10)	11/15/2027	5,000,000	3,553,568	4,181,250	0.5%
				5,000,000	3,553,568	4,181,250
Anaren, Inc.	Aerospace & Defense	Senior Secured Second Lien Term Loan LIBOR + 8.250%, 1.000% Floor(3)	8/18/2021	10,000,000	9,929,667	10,002,500	1.3%
				10,000,000	9,929,667	10,002,500
APCO Holdings, Inc.	Automotive	Senior Secured First Lien Term Loan LIBOR + 6.000%, 1.000% Floor(4) (11)	1/31/2022	4,351,318	4,236,463	4,369,201	0.6%
				4,351,318	4,236,463	4,369,201
Apidos CLO XXIV, Series 2016-24A	Multi-Sector Holdings	Subordinated Note 16.535% effective yield(4) (6) (9) (10)	1/20/2023	25,471,800	21,625,558	21,977,069	2.8%
				25,471,800	21,625,558	21,977,069
Associated Asphalt Partners, LLC	Chemicals, Plastics & Rubber	Senior Secured First Lien Note 8.500%(9)	2/15/2018	1,778,000	1,782,303	1,795,780	0.2%
				1,778,000	1,782,303	1,795,780
Astro AB Borrower, Inc.	Banking, Finance, Insurance & Real Estate	Senior Secured Second Lien Term Loan LIBOR + 8.750%, 1.000% Floor(3)(11)	4/30/2023	6,000,000	5,898,052	6,060,000	0.8%
				6,000,000	5,898,052	6,060,000

Company(1)	Industry	Type of Investment	Maturity	Par Amount	Cost	Fair Value	% of Net Assets(2)
Asurion, LLC	Banking, Finance, Insurance & Real Estate	Senior Secured Second Lien Term Loan LIBOR + 7.500%, 1.000% Floor(3)(11)	3/3/2021	7,000,000	6,952,364	7,087,500	0.9%
				7,000,000	6,952,364	7,087,500
Atrium Innovations, Inc.	Healthcare & Pharmaceuticals	Senior Secured Second Lien Term Loan LIBOR + 6.750%, 1.000% Floor (1)(3)(6)	8/13/2021	5,000,000	4,982,828	5,000,000	0.6%
				5,000,000	4,982,828	5,000,000
Aviation Technical Services, Inc.	Aerospace & Defense	Senior Secured Second Lien Term Loan LIBOR + 8.500%, 1.000% Floor(3)(4)(17)	3/31/2022	25,000,000	25,000,000	25,500,000	3.3%
				25,000,000	25,000,000	25,500,000
Backcountry.com, LLC	Retail	Senior Secured First Lien Term Loan LIBOR + 7.250%, 1.000% Floor(3) (4) (17)	6/30/2020	34,589,843	34,589,843	34,935,742	4.5%
				34,589,843	34,589,843	34,935,742
Birch Communications, Inc.	Telecommunications	Senior Secured First Lien Term Loan LIBOR + 7.250%, 1.000% Floor(4) (8)	7/17/2020	13,816,112	13,647,092	13,633,601	1.8%
				13,816,112	13,647,092	13,633,601
Black Angus Steakhouses LLC	Hotel, Gaming & Leisure	Revolving Credit Facility LIBOR + 9.000%, 1.000% Floor(3) (4) (5) (17)	4/24/2020	669,643	669,643	613,326	0.1%
		Senior Secured First Lien Term Loan LIBOR + 9.000%, 1.000% Floor(3) (4) (17)	4/24/2020	19,637,277	19,637,277	19,141,828	2.5%
				20,306,920	20,306,920	19,755,154
Brundage-Bone Concrete Pumping, Inc.	Construction & Building	Senior Secured First Lien Note 10.375%(9)	9/1/2021	7,500,000	7,607,418	8,025,000	1.0%
				7,500,000	7,607,418	8,025,000
Charming Charlie LLC	Retail	Senior Secured First Lien Term Loan LIBOR + 8.000%, 1.000% Floor(3)	12/24/2019	7,908,765	7,920,847	6,334,209	0.8%
				7,908,765	7,920,847	6,334,209
ConvergeOne Holdings Corp.	Telecommunications	Senior Secured Second Lien Term Loan LIBOR + 9.000%, 1.000% Floor(3) (4) (11)	6/17/2021	12,500,000	12,410,777	12,500,000	1.6%
				12,500,000	12,410,777	12,500,000
Cornerstone Chemical Company	Chemicals, Plastics & Rubber	Senior Secured First Lien Note 9.375%(9)	3/15/2018	4,970,000	4,874,178	4,963,788	0.6%
				4,970,000	4,874,178	4,963,788
CP Opco, LLC	Services: Consumer	Revolver LIBOR + 4.500%, 1.000% Floor(3) (4) (5)	3/31/2019	128,039	128,039	128,039	0.0%
		Revolver ABR + 3.500%, 3.750% Floor(3) (4) (5)	3/31/2019	210,935	210,935	210,935	0.0%
		Senior Secured First Lien Term Loan LIBOR + 6.500%, 1.000% Floor, PIK(3) (4)	3/31/2019	504,597	504,597	504,597	0.1%
		Senior Secured First Lien Term Loan LIBOR + 6.500%, 1.000% Floor, PIK(3) (4)	3/31/2019	210,249	210,249	210,249	0.0%
		Senior Secured First Lien Term Loan LIBOR + 9.500%, 1.000% Floor, PIK(3) (4) (12)	3/31/2019	1,487,033	717,016	743,516	0.1%
		Preferred Units LIBOR + 9.500%, 1.000% Floor, PIK(4) (12)	3/31/2019	205	—	—	0.0%
		Common Units (4) (7)		—	—	—	0.0%
				2,541,058	1,770,836	1,797,336
CRGT Inc.	High Tech Industries	Senior Secured First Lien Term Loan LIBOR + 6.500%, 1.000% Floor(4) (8)	12/19/2020	3,966,456	3,966,456	3,966,456	0.5%

Company(1)	Industry	Type of Investment	Maturity	Par Amount	Cost	Fair Value	% of Net Assets(2)
				3,966,456	3,966,456	3,966,456
DHISCO Electronic Distribution, Inc.	Hotel, Gaming & Leisure	Senior Secured First Lien Term Loan LIBOR + 6.500%, 1.500% Floor(3) (4)	11/10/2019	2,380,952	2,380,952	2,380,952	0.3%
		Senior Secured First Lien Term Loan LIBOR + 11.250% PIK, 1.500% Floor(3) (4) (12)	11/10/2019	6,680,333	2,940,892	2,956,515	0.4%
		Senior Secured First Lien Term Loan LIBOR + 9.000% PIK, 1.500% Floor(3) (4)	11/10/2019	8,369,792	8,369,792	8,369,792	1.1%
		Senior Secured First Lien Term Loan LIBOR + 10.250%, PIK 1.500% Floor(3) (4)	11/10/2019	7,177,827	7,177,827	7,177,827	0.9%
		Common Units, Class A (4) (7)		—	769,231	—	0.0%
				24,608,904	21,638,694	20,885,086
Drew Marine Partners, LP	Transportation: Cargo	Senior Secured Second Lien Term Loan LIBOR + 7.000%, 1.000% Floor(3)	5/19/2021	10,000,000	10,054,556	9,872,800	1.3%
				10,000,000	10,054,556	9,872,800
Dryden 38 Senior Loan Fund - Series 2015-38A	Multi-Sector Holdings	Subordinated Note 17.689% effective yield(6) (9) (10)	7/15/2027	7,000,000	5,011,083	5,225,150	0.7%
				7,000,000	5,011,083	5,225,150
Dryden 43 Senior Loan Fund - Series 2016-43A	Multi-Sector Holdings	Subordinated Note 18.086% effective yield(4) (6) (9) (10)	7/20/2029	3,620,000	2,932,200	3,250,579	0.4%
				3,620,000	2,932,200	3,250,579
Dryden 49 Senior Loan Fund	Multi-Sector Holdings	Preferred Shares(4) (6)		—	14,500,000	14,500,000	1.9%
				—	14,500,000	14,500,000
Dynamic Energy Services International LLC	Energy: Oil & Gas	Senior Secured First Lien Term Loan 13.500% PIK + LIBOR(4) (8)	3/6/2018	8,662,161	8,662,161	7,373,318	1.0%
				8,662,161	8,662,161	7,373,318
EarthLink, Inc.	Telecommunications	Senior Secured First Lien Note 7.375%(6) (9) (13)	6/1/2020	2,450,000	2,442,601	2,575,563	0.3%
				2,450,000	2,442,601	2,575,563
Elite Comfort Solutions LLC	Chemicals, Plastics & Rubber	Senior Secured First Lien Term Loan LIBOR + 6.500%, 1.000% Floor(3) (5)	1/15/2021	8,858,643	8,858,643	8,966,622	1.2%
				8,858,643	8,858,643	8,966,622
First Boston Construction Holdings, LLC	Banking, Finance, Insurance & Real Estate	Senior Secured First Lien Note 12.000%(4) (5)	12/31/2020	6,105,000	6,105,000	6,105,000	0.8%
		Preferred Equity (4) (7)		—	1,526,250	1,526,250	0.2%
				6,105,000	7,631,250	7,631,250
FKI Security Group, LLC	Capital Equipment	Senior Secured First Lien Term Loan LIBOR + 8.500%, 1.000% Floor(3) (4)	3/30/2020	11,937,500	11,937,500	12,088,629	1.6%
				11,937,500	11,937,500	12,088,629
Frontier Communications Corp.	Telecommunications	Senior Secured First Lien Note 10.500%(6) (9) (13)	9/15/2022	2,000,000	2,000,000	2,107,500	0.3%
				2,000,000	2,000,000	2,107,500
Gastar Exploration Inc.	Energy: Oil & Gas	Senior Secured First Lien Note 8.625%(9) (13)	5/15/2018	5,400,000	5,405,735	5,325,750	0.7%
				5,400,000	5,405,735	5,325,750
Genex Holdings, Inc.	Banking, Finance, Insurance & Real Estate	Senior Secured Second Lien Term Loan LIBOR + 7.750%, 1.000% Floor(3)(11)	5/30/2022	9,500,000	9,525,097	9,500,000	1.2%
				9,500,000	9,525,097	9,500,000
GK Holdings, Inc.	Services: Business	Senior Secured Second Lien Term Loan LIBOR + 9.500%, 1.000% Floor(3)	1/30/2022	10,000,000	10,000,000	10,200,000	1.3%
				10,000,000	10,000,000	10,200,000

Company(1)	Industry	Type of Investment	Maturity	Par Amount	Cost	Fair Value	% of Net Assets(2)
Green Field Energy Services, Inc.	Energy: Oil & Gas	Senior Secured First Lien Note 13.000%(4) (9) (12)	11/15/2016	766,615	754,615	157,156	0.0%
		Warrants (4) (7)		—	29,000	—	0.0%
				766,615	783,615	157,156
HBC Holdings LLC	Wholesale	Senior Secured First Lien Term Loan LIBOR + 5.750%, 1.000% Floor(3) (4)	3/30/2020	13,162,500	13,162,500	12,461,860	1.6%
				13,162,500	13,162,500	12,461,860
Heligear Acquisition Co.	Aerospace & Defense	Senior Secured First Lien Note 10.250%(4) (9)	10/15/2019	15,000,000	15,000,000	15,785,550	2.0%
				15,000,000	15,000,000	15,785,550
Hill International, Inc.	Construction & Building	Senior Secured First Lien Term Loan LIBOR + 6.750%, 1.000% Floor(3) (4) (17)	9/28/2020	16,617,500	16,617,500	16,617,500	2.2%
				16,617,500	16,617,500	16,617,500
Holland Acquisition Corp.	Energy: Oil & Gas	Senior Secured First Lien Term Loan LIBOR + 9.000%, 1.000% Floor(3)	5/29/2018	4,515,605	4,482,170	2,791,682	0.4%
				4,515,605	4,482,170	2,791,682
Hylan Datacom & Electrical LLC	Construction & Building	Senior Secured First Lien Term Loan LIBOR + 7.500%, 1.000% Floor(3) (4)	7/25/2021	15,799,862	15,799,862	15,799,862	2.0%
				15,799,862	15,799,862	15,799,862
Ignite Restaurant Group, Inc.	Hotel, Gaming & Leisure	Senior Secured First Lien Term Loan LIBOR + 7.000%, 1.000% Floor(3)	2/13/2019	8,385,496	8,316,629	8,009,658	1.0%
				8,385,496	8,316,629	8,009,658
IHS Intermediate, Inc.	Services: Business	Senior Secured Second Lien Term Loan LIBOR + 8.250%, 1.000% Floor(3)	7/20/2022	25,000,000	25,000,000	25,163,250	3.3%
				25,000,000	25,000,000	25,163,250
Impact Sales, LLC	Services: Business	Senior Secured First Lien Term Loan LIBOR + 7.000%, 1.000% Floor(3) (4) (5)	12/30/2021	4,687,500	4,687,500	4,687,500	0.6%
				4,687,500	4,687,500	4,687,500
Interface Security Systems Holdings, Inc.	Services: Consumer	Senior Secured First Lien Note 9.250%(9)	1/15/2018	3,417,000	3,434,380	3,404,186	0.4%
				3,417,000	3,434,380	3,404,186
Invision Diversified, LLC	Services: Business	Senior Secured First Lien Term Loan LIBOR + 9.000%, 1.000% Floor(3) (4) (17)	6/30/2020	24,491,435	24,491,435	24,807,130	3.2%
				24,491,435	24,491,435	24,807,130
IronGate Energy Services, LLC	Energy: Oil & Gas	Senior Secured First Lien Note 11.000%(9) (12)	7/1/2018	3,000,000	2,973,811	975,000	0.1%
				3,000,000	2,973,811	975,000
Isola USA Corp.	High Tech Industries	Senior Secured First Lien Term Loan LIBOR + 8.250%, 1.000% Floor(3)(11)	11/29/2018	5,493,504	5,551,082	5,113,299	0.7%
				5,493,504	5,551,082	5,113,299
Jordan Reses Supply Company, LLC	Healthcare & Pharmaceuticals	Senior Secured Second Lien Term Loan LIBOR + 11.000%, 1.000% Floor(3) (4)	4/24/2020	5,000,000	5,000,000	5,050,000	0.7%
				5,000,000	5,000,000	5,050,000
Liquidnet Holdings, Inc.	Banking, Finance, Insurance & Real Estate	Senior Secured First Lien Term Loan LIBOR + 6.750%, 1.000% Floor(3)	5/22/2019	6,125,000	6,075,286	6,160,586	0.8%
				6,125,000	6,075,286	6,160,586
Livingston International Inc.	Transportation: Cargo	Senior Secured Second Lien Term Loan LIBOR + 8.250%, 1.250% Floor(3) (6) (11)	4/17/2020	2,658,504	2,655,528	2,532,757	0.3%
				2,658,504	2,655,528	2,532,757
Loar Group Inc.	Aerospace & Defense	Senior Secured Second Lien Term Loan LIBOR + 9.250%, 1.000% Floor(8)	7/12/2022	15,000,000	15,000,000	15,450,000	2.0%

Company(1)	Industry	Type of Investment	Maturity	Par Amount	Cost	Fair Value	% of Net Assets(2)
				15,000,000	15,000,000	15,450,000
LSF9 Atlantis Holdings, LLC	Retail	Senior Secured First Lien Term Loan LIBOR + 9.000%, 1.000% Floor(3) (4)	1/15/2021	9,625,000	9,546,319	9,739,634	1.3%
				9,625,000	9,546,319	9,739,634
LTCG Holdings Corp.	Banking, Finance, Insurance & Real Estate	Senior Secured First Lien Term Loan LIBOR + 5.000%, 1.000% Floor(3)	6/6/2020	2,838,571	2,829,766	2,664,170	0.3%
				2,838,571	2,829,766	2,664,170
Miller Heiman, Inc.	Services: Business	Senior Secured First Lien Term Loan LIBOR + 6.000%, 1.000% Floor(3) (12)	9/30/2019	23,593,750	23,593,750	12,976,563	1.7%
				23,593,750	23,593,750	12,976,563
Nathan's Famous, Inc.	Beverage & Food	Senior Secured First Lien Note 10.000%(13)	3/15/2020	7,000,000	7,000,000	7,612,500	1.0%
				7,000,000	7,000,000	7,612,500
Nation Safe Drivers Holdings, Inc.	Banking, Finance, Insurance & Real Estate	Senior Secured Second Lien Term Loan LIBOR + 8.000%, 2.000% Floor(3) (4)	9/29/2020	20,676,479	20,676,479	20,883,243	2.7%
				20,676,479	20,676,479	20,883,243
New Media Holdings II LLC	Media: Advertising, Printing & Publishing	Senior Secured First Lien Term Loan LIBOR + 6.250%, 1.000% Floor(3)	6/4/2020	18,043,921	18,029,645	18,043,921	2.3%
				18,043,921	18,029,645	18,043,921
Novetta Solutions, LLC	High Tech Industries	Senior Secured Second Lien Term Loan LIBOR + 8.500%, 1.000% Floor(3)	10/16/2023	11,000,000	10,905,938	10,499,170	1.4%
				11,000,000	10,905,938	10,499,170
Nuspire, LLC	High Tech Industries	Senior Secured First Lien Term Loan LIBOR + 6.500%, 1.000% Floor(3) (4) (5)	11/8/2021	—	—	—	0.0%
		Senior Secured First Lien Term Loan LIBOR + 6.500%, 1.000% Floor(3) (4)	11/8/2022	6,310,000	6,310,000	6,310,000	0.8%
				6,310,000	6,310,000	6,310,000
Omnitracs, Inc.	Telecommunications	Senior Secured Second Lien Term Loan LIBOR + 7.750%, 1.000% Floor(3)	5/25/2021	7,000,000	7,010,819	6,763,750	0.9%
				7,000,000	7,010,819	6,763,750
Oxford Mining Company, LLC	Metals & Mining	Senior Secured First Lien Term Loan LIBOR + 8.500%, 0.750% Floor, 3.000% PIK(3) (4)	12/31/2018	20,756,843	20,756,842	20,518,139	2.7%
				20,756,843	20,756,842	20,518,139
Path Medical, LLC	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loan LIBOR + 9.500%, 1.000% Floor(4) (8)	10/11/2021	16,195,000	15,560,824	15,542,666	2.0%
		Warrants (4) (7)		—	669,709	669,709	0.1%
				16,195,000	16,230,533	16,212,375
Payless Inc.	Retail	Senior Secured Second Lien Term Loan LIBOR + 7.500%, 1.000% Floor(3)	3/11/2022	6,000,000	6,014,579	900,000	0.1%
				6,000,000	6,014,579	900,000
Preferred Proppants, LLC	Construction & Building	Senior Secured First Lien Term Loan LIBOR + 5.750%, 1.000% Floor(3)(11)	7/27/2020	3,979,645	2,738,781	3,357,825	0.4%
				3,979,645	2,738,781	3,357,825
Press Ganey Holding, Inc.	Healthcare & Pharmaceuticals	Senior Secured Second Lien Term Loan LIBOR + 7.250%, 1.000% Floor(3)(11)	10/21/2024	6,500,000	6,473,059	6,472,505	0.8%
				6,500,000	6,473,059	6,472,505
PT Network, LLC	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loan LIBOR + 6.500%, 1.000% Floor(3) (4) (5)	11/30/2021	4,833,334	4,833,334	4,833,334	0.6%
				4,833,334	4,833,334	4,833,334

Company(1)	Industry	Type of Investment	Maturity	Par Amount	Cost	Fair Value	% of Net Assets(2)
Reddy Ice Corporation	Beverage & Food	Senior Secured Second Lien Term Loan LIBOR + 9.500%, 1.250% Floor(4) (8)	11/1/2019	2,000,000	2,000,000	1,720,000	0.2%
				2,000,000	2,000,000	1,720,000
Research Now Group, Inc.	Services: Business	Senior Secured Second Lien Term Loan LIBOR + 8.750%, 1.000% Floor(3)	3/18/2022	15,000,000	15,000,000	14,983,200	1.9%
				15,000,000	15,000,000	14,983,200
Response Team Holdings, LLC	Construction & Building	Preferred Equity 12% PIK(4) (6) (12)		—	3,384,734	967,238	0.1%
		Warrants (4) (6) (7)		—	257,407	—	0.0%
				—	3,642,141	967,238
Rhombus Cinema Holdings, LP	Media: Diversified & Production	Preferred Equity 10.000% PIK(4) (6)		—	4,584,207	5,051,193	0.7%
		Equity (4) (6) (7)		—	3,162,793	3,162,793	0.4%
				—	7,747,000	8,213,986
School Specialty, Inc.	Wholesale	Senior Secured First Lien Term Loan LIBOR + 8.500%, 1.000% Floor(3)	6/11/2019	9,198,434	9,169,670	9,198,434	1.2%
				9,198,434	9,169,670	9,198,434
Ship Supply Acquisition Corporation	Services: Business	Senior Secured First Lien Term Loan LIBOR + 8.000%, 1.000% Floor(3) (4)	7/31/2020	23,437,500	23,437,500	22,970,391	3.0%
				23,437,500	23,437,500	22,970,391
Sizzling Platter, LLC	Hotel, Gaming & Leisure	Senior Secured First Lien Term Loan LIBOR + 7.500%, 1.000% Floor(3)	4/28/2020	15,000,000	15,000,000	15,091,200	2.0%
				15,000,000	15,000,000	15,091,200
SMART Financial Operations, LLC	Retail	Senior Secured First Lien Term Loan LIBOR + 10.000%, 1.000% Floor(3) (4) (5)	11/22/2021	3,700,000	3,700,000	3,700,000	0.5%
		Equity (4) (7)		—	1,000,000	1,000,000	0.1%
				3,700,000	4,700,000	4,700,000
Southwest Dealer Services, Inc.	Automotive	Senior Secured First Lien Term Loan LIBOR + 6.000%, 1.000% Floor(3) (4) (17)	3/16/2020	2,538,823	2,538,823	2,535,878	0.3%
				2,538,823	2,538,823	2,535,878
Survey Sampling International, LLC	Services: Business	Senior Secured Second Lien Term Loan LIBOR + 9.000%, 1.000% Floor(3)	12/16/2021	24,000,000	24,000,000	24,000,000	3.1%
				24,000,000	24,000,000	24,000,000
Techniplas, LLC	Automotive	Senior Secured First Lien Note 10.000%(9)	5/1/2020	6,000,000	6,000,000	5,218,500	0.7%
				6,000,000	6,000,000	5,218,500
The Garretson Resolution Group, Inc.	Services: Business	Senior Secured First Lien Term Loan LIBOR + 6.500%, 1.000% Floor(3)	5/22/2021	9,625,000	9,587,577	9,663,115	1.2%
				9,625,000	9,587,577	9,663,115
Touchtunes Interactive Networks, Inc.	Media: Diversified & Production	Senior Secured Second Lien Term Loan LIBOR + 8.250%, 1.000% Floor(3)	5/27/2022	7,500,000	7,500,000	7,519,800	1.0%
				7,500,000	7,500,000	7,519,800
Transocean Phoenix 2 Ltd.	Energy: Oil & Gas	Senior Secured First Lien Note 7.750%(4) (9) (13)	10/15/2024	7,500,000	7,387,506	7,919,325	1.0%
				7,500,000	7,387,506	7,919,325
TravelCLICK, Inc.	Hotel, Gaming & Leisure	Senior Secured Second Lien Term Loan LIBOR + 7.750%, 1.000% Floor(3)(11)	11/6/2021	6,000,000	5,935,400	5,899,740	0.8%
				6,000,000	5,935,400	5,899,740
Truco Enterprises, LP	Beverage & Food	Senior Secured First Lien Term Loan 8.240% Fixed(4) (8)	4/26/2021	9,949,580	9,949,580	9,949,580	1.3%
				9,949,580	9,949,580	9,949,580

Company(1)	Industry	Type of Investment	Maturity	Par Amount	Cost	Fair Value	% of Net Assets(2)
True Religion Apparel, Inc.	Retail	Senior Secured Second Lien Term Loan LIBOR + 10.000%, 1.000% Floor(14)	1/30/2020	4,000,000	3,899,083	—	0.0%
				4,000,000	3,899,083	—
U.S. Auto Sales, Inc.	Banking, Finance, Insurance & Real Estate	Senior Secured Second Lien Term Loan LIBOR + 11.750%, 1.000% Floor(4) (8) (17)	6/5/2020	5,500,000	5,500,000	5,452,095	0.7%
				5,500,000	5,500,000	5,452,095
U.S. Well Services, LLC	Energy: Oil & Gas	Warrants (7)		—	173	—	0.0%
				—	173	—
Valence Surface Technologies, Inc.	Aerospace & Defense	Senior Secured First Lien Term Loan LIBOR + 5.500%, 1.000% Floor(4) (8)	6/13/2019	3,499,128	3,486,054	3,388,590	0.4%
				3,499,128	3,486,054	3,388,590
Velocity Pooling Vehicle, LLC	Automotive	Senior Secured Second Lien Term Loan LIBOR + 7.250%, 1.000% Floor(3) (4)	5/13/2022	20,625,000	18,591,706	10,996,425	1.4%
				20,625,000	18,591,706	10,996,425
Verso Corporation	Media: Advertising, Printing & Publishing	Common Stock (7) (15)		—	2,238,108	1,262,666	0.2%
				—	2,238,108	1,262,666
VOYA CLO 2016-2, LTD.	Multi-Sector Holdings	Subordinated Note 16.185% effective yield(6) (9) (10)	7/19/2028	22,842,661	19,918,800	20,551,542	2.7%
				22,842,661	19,918,800	20,551,542
Watermill-QMC Midco, Inc.	Automotive	Partnership Interest (4) (6) (7)		—	850,136	1,102,626	0.1%
				—	850,136	1,102,626
Z Gallerie, LLC	Retail	Senior Secured First Lien Term Loan LIBOR + 6.500%, 1.000% Floor(4) (8)	10/8/2020	4,682,646	4,645,211	4,682,647	0.6%
				4,682,646	4,645,211	4,682,647

Total non-controlled/non-affiliated investments					$921,626,572	$885,400,856	114.5%
Controlled/affiliated investments – 9.5%(16)
Capstone Nutrition	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loan LIBOR + 12.500%, 1.000% Floor, PIK(4) (8) (12)	4/28/2019	25,327,876	22,770,855	16,246,819	2.1%
		Common Stock (4) (7)		—	300,002	—	0.0%
		Common Stock, Class B (4) (7)		—	9	—	0.0%
		Common Stock, Class C (4) (7)		—	—	—	0.0%
				25,327,876	23,070,866	16,246,819
MCM Capital Office Park Holdings LLC	Banking, Finance, Insurance & Real Estate	Equity (6) (7)		—	7,500,000	7,500,000	1.0%
				—	7,500,000	7,500,000
Nomida LLC	Construction & Building	Equity (6) (7)		—	5,400,000	5,400,000	0.7%
		Senior Secured First Lien Term Loan 10.000%(6)	12/1/2020	8,100,000	8,100,000	8,100,000	1.0%
				8,100,000	13,500,000	13,500,000
Sierra Senior Loan Strategy JV I LLC	Multi-Sector Holdings	Equity(5)(6)		60,785,000	60,785,000	60,496,647	7.8%
				60,785,000	60,785,000	60,496,647
Total controlled/affiliated investments					$104,855,866	$97,743,466	12.6%
Money market fund – 3.0%
Federated Institutional Prime Obligations Fund		Money Market 0.49%(15)		22,966,981	22,966,981	22,966,981	3.0%
Total money market fund					$22,966,981	$22,966,981	3.0%

Company(1)	Industry	Type of Investment	Maturity	Par Amount	Cost	Fair Value	% of Net Assets(2)
Derivative Instrument - Long Exposure					Notional Amount	Unrealized Appreciation (Depreciation)
Total return swap with Citibank, N.A. (Note 5)		Total Return Swap			227,513,679	(13,647,330)	1.8%
Total derivative instrument - long exposure					$227,513,679	$(13,647,330)	1.8%
___________________________________

(1)
All of the Company's investments are domiciled in the United States except for Livingston International Inc. and Atrium Innovations, Inc., which are domiciled in Canada, and AMMC CLO 17, Limited Series 2015-17A, Apidos CLO XXIV, Series 2016-24A, Dryden 38 Senior Loan Fund, Series 2015-38A, Dryden 43 Senior Loan Fund, Series 2016-43A, Dryden 49 Senior Loan Fund and VOYA CLO 2016-2, LTD. each of which are domiciled in the Cayman Islands. All foreign investments are denominated in US Dollars.

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

(11)
Security is also held in the underlying portfolio of the total return swap with Citibank, N.A. (see Note 5) or the Sierra Senior Loan Strategy JV I LLC portfolio (see Note 3). The Company's total exposure to APCO Holdings, Inc., Astro AB Borrower, Inc., Asurion LLC, ConvergeOne Holdings Corp., Genex Holdings, Inc., Isola USA Corp., Livingston International, Inc., Preferred Proppants LLC, LLC, Press Ganey Holdings Inc., and TravelCLICK, Inc. is $7,020,932 or 0.9%, 9,123,869 or 1.2%, $8,082,500 or 1.0%, $14,962,500 or 1.9%, $12,427,662 or 1.6%, $8,708,549 or 1.1%, $4,502,200 or 0.6%, $6,199,301 or 0.8%, $15,930,005 or 2.1%, and $10,585,217 or 1.4%, respectively, of net assets as of December 31, 2016.

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

(15)	Represents securities in Level 1 in the ASC 820 table (see Note 4).
(16)	Control Investments are defined by the 1940 Act as investments in companies in which the Company owns more than 25% of the voting securities or maintains greater than 50% of the board representation.
(17)	A portion of this investment was sold via a participation agreement. The listed amount is the portion retained by Sierra Income Corporation.

See accompanying notes to consolidated financial statements.

SIERRA INCOME CORPORATION
Notes to Consolidated Financial Statements
September 30, 2017
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
On April 17, 2012, the Company successfully reached its minimum escrow requirement and officially commenced operations by issuing 1,108,033 shares of common stock to SIC Advisors for gross proceeds of $10,000,000. The Company’s offering period is currently scheduled to terminate on April 17, 2018, unless further extended. As of September 30, 2017, the Company has sold a total of 96,300,123 shares of common stock, which includes shares issued as part of the distribution reinvestment plan (see Note 13), for total proceeds of $1.0 billion, which includes the shares sold to SIC Advisors. The proceeds from the issuance of common stock are presented in the Company’s consolidated statements of changes in net assets and consolidated statements of cash flows and are presented net of selling commissions and dealer manager fees.
On August 15, 2013, the Company formed Arbor Funding LLC ("Arbor"), a wholly-owned financing subsidiary.
On June 18, 2014, the Company formed Alpine Funding LLC ("Alpine"), a wholly-owned financing subsidiary.
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

Cash and Cash Equivalents
The Company considers cash equivalents to be highly liquid investments or investments with original maturities of three months or less. Cash and cash equivalents include deposits in money market mutual funds. The Company deposits its cash in major United States financial institutions which, at times, may be in excess of the Federal Deposit Insurance Corporation insurance limits.

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

Deferred Financing Costs
Financing costs, incurred in connection with the Company’s credit facilities (see Note 6), are deferred and amortized over the life of each corresponding facility.

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

The Company holds debt investments that contain a payment-in-kind (PIK) interest provision. PIK interest, which represents contractually deferred interest added to the investment balance that is generally due at maturity, is recorded on an accrual basis to the extent such amounts are expected to be collected. PIK interest is not accrued if the Company does not expect the issuer to be able to pay all principal and interest when due. For the three and nine months ended September 30, 2017, the Company earned $1,574,504 and $4,432,952 in PIK interest, respectively. For the three and nine months ended September 30, 2016, the Company earned $236,353 and $3,722,884 in PIK interest, respectively.

Investment transactions are accounted for on a trade-date basis. Realized gains or losses on investments are measured by the difference between the net proceeds from the disposition and the amortized cost basis of investment, without regard to unrealized gains or losses previously recognized. During the three and nine months ended September 30, 2017, the Company recognized $5,469,025 and $16,230,521 in realized losses, respectively, related to certain non-cash restructuring transactions, which is recorded on the consolidated statements of operations as a component of net realized gain/(loss) from non-controlled/non-affiliated investments. During the three and nine months ended September 30, 2016, the Company recognized $11,844,083 in realized losses, respectively, related to certain non-cash restructuring transactions, which is recorded on the consolidated statements of operations as a component of net realized gain/(loss) from non-controlled/non-affiliated investments.. The Company reports changes in fair value of investments that are measured at fair value as a component of the net change in unrealized appreciation/(depreciation) on investments in the consolidated statements of operations. For total return swap transactions (see Note 5), periodic payments are received or made at the end of each settlement period, but prior to settlement are recorded as realized gains or losses on total return swap in the consolidated statements of operations.

Management reviews all loans that become 90 days or more past due on principal and interest or when there is reasonable doubt that principal or interest will be collected for possible placement on management's designation of non-accrual status. Accrued interest is generally reserved when a loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment regarding collectability. Non-accrual loans are restored to accrual status when past due principal and interest is paid and, in management’s judgment, are likely to remain current, although the Company may make exceptions to this general rule if the loan has sufficient collateral value and is in the process of collection. As of September 30, 2017, seven portfolio companies were on non-accrual status with a cost of $52,120,295 and a fair value of $30,770,262, or 2.88% of the fair value of the Company's portfolio. As of December 31, 2016, seven portfolio companies were on non-accrual status with a cost of $57,135,673 and a fair value of $35,022,807, or 3.56% of the fair value of the Company's portfolio.

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

The Company undertakes a multi-step valuation process each quarter when valuing investments for which market quotations are not readily available, as described below:

•	the quarterly valuation process begins with each portfolio investment being initially valued by the Company's valuation professionals;

•	preliminary valuation conclusions are then documented and discussed with senior management; and

•
an independent valuation firm engaged by the Company’s board of directors prepares an independent valuation report for approximately one-third of the portfolio investments each quarter on a rotating quarterly basis on non-

fiscal year-end quarters, such that each of these investments will be valued by an independent valuation firm at least twice per annum when combined with the fiscal year-end review of all the investments by independent valuation firms.
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
The Taxable Subsidiaries accrue income taxes payable based on the applicable corporate rates on the unrealized gains generated by the investments held by the Taxable Subsidiaries. As of September 30, 2017 and December 31, 2016, the Company recorded a deferred tax liability of $429,991 and $244,622, respectively, on the consolidated statements of assets and liabilities. The change in deferred tax liabilities is included as a component of net realized and unrealized gain/(loss) on investments on the consolidated statements of operations.
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

Although the Company files federal and state tax returns, the Company's major tax jurisdiction is the United States federal jurisdiction. The Company’s federal and state tax returns for the prior three fiscal years remain open, subject to examination by the Internal Revenue Service.

The Company accounts for income taxes in conformity with ASC Topic 740 - Income Taxes (“ASC 740”). ASC 740 provides guidelines for how uncertain tax positions should be recognized, measured, presented and disclosed in financial statements. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions deemed to meet the “more-likely-than-not” threshold would be recorded as a tax benefit or expense in the current period. The Company recognizes interest and penalties, if any, related to unrecognized tax benefits as income tax expense in the consolidated statements of operations. There were no interest or penalties due to material uncertain income tax positions at September 30, 2017 and 2016.
The following table reflects, for U.S. federal income tax purposes, the sources of the cash distributions that the Company has paid on its common stock for the nine months ended September 30, 2017 and 2016 :

	Nine Months Ended September 30, 2017		Nine Months Ended September 30, 2016
Source of Distribution	Distribution Amount	Percentage	Distribution Amount(1)	Percentage
Ordinary income	$46,082,836	100.0%	$53,464,883	100.0%
Net realized gain	—	—	—	—
Return of capital	—	—	—	—
Distributions on a tax basis	$46,082,836	100.0%	$53,464,883	100.0%

(1) For the nine months ended September 30, 2016, if expense support payments of $16,093,129 were not made by SIC Advisors, 30% of the distributions would have been a return of capital for GAAP purposes.

As of September 30, 2017, for federal income tax purposes, the aggregate gross unrealized appreciation and depreciation is $8,341,062 and $56,079,015, respectively. As of September 30, 2017, net unrealized depreciation is $45,794,014 based on a tax basis cost of $1,112,856,106.
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

Note 3. Investments
The following table summarizes the amortized cost and the fair value of the Company’s portfolio investments as of September 30, 2017:

	Amortized Cost	Percentage	Fair Value	Percentage
Senior secured first lien term loans	$572,860,454	51.4%	$553,428,971	51.9%
Senior secured second lien term loans	304,081,717	27.3	285,048,102	26.7
Senior secured first lien notes	53,951,323	4.8	52,850,766	5.0
Subordinated notes	74,393,199	6.7	71,311,459	6.7
Sierra Senior Loan Strategy JV I LLC	72,991,250	6.5	72,086,943	6.8
Warrants/Equity	36,522,102	3.3	32,335,851	3.0
Total	$1,114,800,045	100.0%	$1,067,062,092	100.0%

The following table summarizes the amortized cost and the fair value of the Company’s portfolio investments as of December 31, 2016:

	Amortized Cost	Percentage	Fair Value	Percentage
Senior secured first lien term loans	$515,753,491	50.2%	$493,340,277	50.2%
Senior secured second lien term loans	275,915,932	26.9	260,008,735	26.4
Senior secured first lien notes	72,767,547	7.1	71,970,598	7.3
Subordinated notes	53,041,209	5.2	55,185,590	5.6
Sierra Senior Loan Strategy JV I LLC	60,785,000	5.9	60,496,647	6.2
Warrants/Equity	48,219,259	4.7	42,142,475	4.3
Total	$1,026,482,438	100.0%	$983,144,322	100.0%

The following table shows the composition of the Company’s portfolio investments by industry classification at amortized cost and fair value as of September 30, 2017:

Industry Classification	Amortized Cost	Percentage	Fair Value	Percentage
Services: Business	$160,312,891	14.4%	$159,677,377	15.0%
Multi-Sector Holdings	147,384,449	13.2%	143,398,402	13.4%
Healthcare & Pharmaceuticals	88,593,491	7.9%	85,276,518	8.0%
Aerospace & Defense	81,363,312	7.3%	82,024,806	7.7%
Banking, Finance, Insurance & Real Estate	74,734,639	6.7%	74,791,174	7.0%
Construction & Building	68,262,278	6.1%	68,939,049	6.5%
Hotel, Gaming & Leisure	76,768,495	6.9%	63,094,334	5.9%
High Tech Industries	54,783,730	4.9%	53,978,631	5.1%
Transportation: Cargo	38,550,182	3.5%	38,717,742	3.6%
Energy: Oil & Gas	36,394,905	3.3%	35,461,384	3.3%
Retail	34,826,591	3.1%	29,526,830	2.8%
Chemicals, Plastics & Rubber	28,716,215	2.6%	28,718,889	2.7%
Media: Advertising, Printing & Publishing	26,965,787	2.4%	25,682,164	2.4%
Telecommunications	22,130,786	2.0%	21,722,937	2.0%
Metals & Mining	21,127,331	1.9%	21,127,331	2.0%
Containers, Packaging & Glass	19,280,312	1.7%	19,277,831	1.8%
Beverage & Food	18,776,362	1.7%	19,006,462	1.8%
Automotive	35,479,192	3.2%	18,884,012	1.8%
Media: Diversified & Production	15,247,000	1.4%	15,910,550	1.5%
Capital Equipment	14,663,327	1.3%	14,660,612	1.4%
Media: Broadcasting & Subscription	16,127,683	1.4%	13,889,508	1.3%
Wholesale	12,487,500	1.1%	12,422,565	1.2%
Services: Consumer	9,497,960	0.9%	8,631,157	0.8%
Transportation: Consumer	7,443,960	0.7%	7,443,960	0.7%
Environmental Industries	2,881,667	0.3%	2,881,667	0.3%
Consumer Goods: Non-Durable	2,000,000	0.2%	1,916,200	0.2%
Total	$1,114,800,045	100.0%	$1,067,062,092	100.0%

The following table shows the composition of the Company’s portfolio investments by industry classification at amortized cost and fair value as of December 31, 2016:

Industry Classification	Amortized Cost	Percentage	Fair Value	Percentage
Services: Business	$159,797,762	15.6%	$149,451,149	15.2%
Multi-Sector Holdings	128,326,209	12.5	130,182,237	13.3
Banking, Finance, Insurance & Real Estate	72,588,294	7.1	72,938,844	7.4
Aerospace & Defense	68,415,721	6.7	70,126,640	7.1
Hotel, Gaming & Leisure	71,197,643	6.9	69,640,838	7.1
Healthcare & Pharmaceuticals	75,853,228	7.4	69,382,894	7.1
Retail	71,315,882	6.9	61,292,231	6.2
Construction & Building	59,905,702	5.8	58,267,425	5.9
Telecommunications	37,511,289	3.7	37,580,414	3.8
Energy: Oil & Gas	38,245,386	3.7	33,048,939	3.4
Transportation: Cargo	28,797,584	2.8	28,493,057	2.9
High Tech Industries	26,733,476	2.6	25,888,925	2.6
Automotive	32,217,128	3.1	24,222,630	2.5
Wholesale	22,332,170	2.2	21,660,294	2.2
Metals & Mining	20,756,842	2.0	20,518,139	2.1
Media: Advertising, Printing & Publishing	20,267,753	2.0	19,306,587	2.0
Beverage & Food	18,949,580	1.8	19,282,080	2.0
Media: Broadcasting & Subscription	18,085,575	1.8	15,830,498	1.6
Media: Diversified & Production	15,247,000	1.5	15,733,786	1.6
Chemicals, Plastics & Rubber	15,515,124	1.5	15,726,190	1.6
Capital Equipment	11,937,500	1.2	12,088,629	1.2
Transportation: Consumer	7,280,374	0.7	7,280,374	0.7
Services: Consumer	5,205,216	0.5	5,201,522	0.5
Total	$1,026,482,438	100.0%	$983,144,322	100.0%
See Note 5 for industry classifications of the underlying total return swap ("TRS") reference assets as of September 30, 2017 and December 31, 2016.
The following table shows the composition of the Company’s portfolio investments by geography classification at fair value as of September 30, 2017 and December 31, 2016:

	September 30, 2017		December 31, 2016
Geography	Fair Value	Percentage	Fair Value	Percentage
United States	$993,145,565	93.1%	$905,925,975	92.1%
Canada	2,605,068	0.2	7,532,757	0.8
Cayman Islands	71,311,459	6.7	69,685,590	7.1
Total	$1,067,062,092	100.0%	$983,144,322	100.0%

Transactions With Controlled/Affiliated Companies

During the nine months ended September 30, 2017 and 2016, the Company had investments in portfolio companies designated as controlled/affiliated investments under the 1940 Act. Transactions with controlled/affiliated investments were as follows:

Name of Investment (3)	Type of Investment	Fair Value at December 31, 2016	Purchases/ (Sales) of Investments	Transfers In/(Out) of Investments	Net change in unrealized appreciation/ (depreciation)	Realized Gain/(Loss)	Fair Value at September 30, 2017	Income Earned
AAR Intermediate Holdings, LLC	Senior Secured First Lien Term Loans	$—	$(150,935)	$150,935	$—	$—	$—	$9,015
	Senior Secured First Lien Term Loans	—	—	3,144,481	—	—	3,144,481	146,648
	Senior Secured First Lien Term Loans	—	593,511	5,254,799	1,062,892	—	6,911,202	469,183
	Membership Units	—	—	—	—	—	—	—
Access Media Holdings, LLC	Senior Secured First Lien Term Loan	—	271,946	7,026,014	—	—	7,297,960	541,307
	Common Stock	—	—	—	—	—	—	—
	Preferred Equity Series A	—	—	1,400,000	(1,400,000)	—	—	—
	Preferred Equity Series AA	—	52,500	647,500	(700,000)	—	—	—
	Preferred Equity Series AAA	—	317,800		(158,900)	—	158,900	—
Capstone Nutrition	Senior Secured First Lien Term Loans	16,246,819	(281,769)	—	3,379,306	—	19,344,356	—
	Common Stock	—	—	—	—	—	—	—
	Common Stock, Class B	—	—	—	—	—	—	—
	Common Stock, Class C	—	—	—	—	—	—	—
MCM Capital Office Park Holdings LLC	Equity	7,500,000	(467,532)	—	—	—	7,032,468	—
Nomida LLC(1)	Senior Secured First Lien Term Loan	8,100,000	(4,400,000)	—	—	—	3,700,000	611,806
	Equity	5,400,000	—	—	—	—	5,400,000	—
Sierra Senior Loan Strategy JV I LLC(2)	Equity	60,496,647	12,206,250	—	(615,954)	—	72,086,943	5,512,500
TwentyEighty, Inc.	Senior Secured First Lien Term Loan	—	5,442,414	—	(79,390)	—	5,363,024	350,142
	Senior Secured First Lien Term Loan	—	6,579,632	—	—	—	6,579,632	344,482
	Senior Secured First Lien Term Loan	—	3,059,173	—	15,086	—	3,074,259	183,364
	Senior Secured First Lien Term Loan	—	—	—	—	—	—	8,571
	Equity	—	—	—	—	—	—	—

Total		$97,743,466	$23,222,990	$17,623,729	$1,503,040	$—	$140,093,225	$8,177,018

Name of Investment	Type of Investment	Fair Value at December 31, 2015	Purchases/ (Sales) of Investments	Transfers In/(Out) of Investments	Net change in unrealized appreciation/ (depreciation)	Realized Gain/(Loss)	Fair Value at September 30, 2016	Income Earned
Nomida LLC(1)	Senior Secured First Lien Term Loan	$8,100,042	$—	$—	$14,700	$—	$8,114,742	$616,500
	Equity	5,400,000	—	—	—	—	5,400,000	—
Sierra Senior Loan Strategy JV I LLC(2)	Equity	34,362,191	19,950,000	—	(1,739,556)	—	52,572,635	3,570,000
Total		$47,862,233	$19,950,000	$—	$(1,724,856)	$—	$66,087,377	$4,186,500

_______________________________

(1)
Nomida, LLC ("Nomida") is a non-public real estate investment formed by the Company to purchase and develop a residential property. The Company is the sole equity shareholder of Nomida and has provided 100% of the debt financing to the entity. The Company is Nomida’s sole member responsible for Nomida’s daily operations. In addition, the Chief Financial Officer and Secretary of the Company also serves as President of Nomida. The assets of Nomida are comprised of a residential development property in the city of Chicago, IL and the proceeds of the loan from the Company; the liabilities of Nomida consist of the loan payable to the Company.

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

(3)	The par amount and additional detail are shown in the consolidated schedule of investments.

Purchases/(sales) of investments in controlled/affiliates are included in the purchases and sales presented on the consolidated statements of cash flows for the nine months ended September 30, 2017 and 2016. Transfers in/(out) of controlled/affiliated represents the fair value for the month an investment became or was removed as a controlled/affiliates investment. Income received from controlled/affiliated is included in total investment income on the consolidated statements of operations for the three and nine months ended September 30, 2017 and 2016.

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

As of September 30, 2017 and December 31, 2016, Sierra JV had total capital commitments of $100 million, with the Company providing $87.5 million and GALIC providing $12.5 million. $83.4 million and $69.5 million was funded as of September 30, 2017 and December 31, 2016, relating to these commitments, of which $72.9 million and $60.8 million were from the Company, respectively. The Company does not have the right to withdraw any of their respective capital commitment, unless in connection with a transfer of its membership interests. The Company may transfer full membership interests as long as it is approved by all members and transferred in a transaction exempt from the registration requirements of the Securities Act of 1933, as amended, or applicable state securities laws.

On August 4, 2015, Sierra JV entered into a senior secured revolving credit facility the ("JV Facility") led by Credit Suisse, AG ("CS") with commitments of $100 million subject to certain leverage and borrowing base restrictions. On December 29, 2015, the JV Facility was amended and the total commitments were increased to $135 million. On March 30, 2017, the Company amended the JV Facility previously administered by CS and facilitated the assignment of all rights and obligations of CS under the JV Facility to Deutsche Bank AG, New York Branch, ("DB") and increased the total loan commitments to $240 million. On May 26, 2017 commitments to the JV facility were increased from $240 million to $250 million. The JV Facility bears interest at a rate of LIBOR (with no minimum) plus 2.50% per annum. The JV Facility reinvestment period ends on March 30, 2019 and the stated maturity date is March 30, 2022. As of September 30, 2017 and December 31, 2016, there were $159.9 million and $123.9 million outstanding under the JV Facility, respectively.

The following table shows a summary of Sierra JV's portfolio as of September 30, 2017 and December 31, 2016:

	September 30, 2017	December 31, 2016
Senior secured loans(1)	$234,429,783	$187,314,127
Weighted average current interest rate on senior secured loans(2)	6.74%	6.73%
Number of borrowers in the Sierra JV	49	40
Investments at fair value	$229,247,389	$183,657,487
Largest loan to a single borrower(1)	$11,346,929	$10,000,000
Total of five largest loans to borrowers(1)	$46,991,289	$39,387,481
_____________________________

(1)	At par value.

(2)	Computed as the (a) annual stated interest rate on accruing senior secured loans, divided by (b) total senior secured loans at principal amount.

The following is a listing of the individual investments in Sierra JV's portfolio as of September 30, 2017:

Company	Industry	Type of Investment	Maturity	Par Amount	Cost	Fair Value(1)
4 Over International, LLC	Media: Advertising, Printing & Publishing	Senior Secured First Lien Term loans(2) LIBOR + 6.000%, 1.000% Floor	6/7/2022	$11,346,928	$11,346,928	$11,346,928
AccentCare, Inc.	Healthcare & Pharmaceuticals	Senior Secured First Lien Term loans(3) LIBOR + 5.750%, 1.000% Floor	10/1/2021	6,727,866	6,688,579	6,694,228
Acrisure, LLC	Banking, Finance, Insurance & Real Estate	Senior Secured First Lien Term loans(3) LIBOR + 5.000%, 1.000% Floor	11/22/2023	497,500	496,327	502,475
Amplify Snack Brands, Inc.	Beverage & Food	Senior Secured First Lien Term loans(2) LIBOR + 5.500%, 1.000% Floor	9/4/2023	2,717,369	2,694,347	2,672,533
APCO Holdings, Inc.	Automotive	Senior Secured First Lien Term loans(2) LIBOR + 6.000%, 1.000% Floor	1/31/2022	4,677,702	4,576,111	4,677,704
API Technologies Corp.	Aerospace & Defense	Senior Secured First Lien Term loans(3) LIBOR + 6.500%, 1.000% Floor	4/22/2022	5,902,500	5,812,255	5,902,500
Associated Asphalt Partners, LLC	Construction & Building	Senior Secured First Lien Term loans(2) LIBOR + 5.250%, 1.000% Floor	4/5/2024	997,500	992,848	992,513
Avantor Performance Materials Holdings, LLC	Chemicals, Plastics & Rubber	Senior Secured First Lien Term loans(2) LIBOR + 4.000%, 1.000% Floor	3/11/2024	2,985,000	2,978,115	2,985,000
Blount International, Inc.	Capital Equipment	Senior Secured First Lien Term Loans(2) LIBOR + 5.000%, 1.000% Floor	4/12/2023	1,980,000	1,948,912	1,980,000
Canyon Valor Companies, Inc.	Media: Diversified & Production	Senior Secured First Lien Term Loans(2) LIBOR + 4.250%, 1.000% Floor	6/16/2023	2,475,000	2,468,952	2,499,750
Cardenas Markets LLC	Retail	Senior Secured First Lien Term loans(3) LIBOR + 5.750%, 1.000% Floor	11/29/2023	6,451,250	6,394,436	6,440,928
CD&R TZ Purchaser, Inc.	Services: Consumer	Senior Secured First Lien Term loans(3) LIBOR + 6.000%, 1.000% Floor	7/21/2023	6,435,000	6,354,404	6,418,913
CP Opco, LLC	Services: Consumer	Senior Secured First Lien Term loans(3)(5) LIBOR + 4.500%, 1.000% Floor	4/1/2019	365,980	355,848	99,546
CP Opco, LLC	Services: Consumer	Senior Secured First Lien Term loans(3)(5) LIBOR + 6.000%, 1.000% Floor	4/1/2019	2,673,135	1,195,026	—
CP Opco, LLC	Services: Consumer	Senior Secured First Lien Term loans(2)(5) LIBOR + 8.000%, 1.000% Floor	4/1/2019	1,558,081	—	—
CP Opco, LLC	Services: Consumer	Common Stock	—	—	—	—
CP Opco, LLC	Services: Consumer	Senior Secured First Lien Term loans(2)(5) LIBOR + 9.500%, 1.000% Floor, PIK	4/1/2019	—	—	—
CSP Technologies North America, LLC	Containers, Packaging & Glass	Senior Secured First Lien Term loans(3) LIBOR + 5.250%, 1.000% Floor	1/31/2022	4,719,321	4,719,321	4,719,321
CT Technologies Intermediate Holdings, Inc.	Healthcare & Pharmaceuticals	Senior Secured First Lien Term loans(2) LIBOR + 4.250%, 1.000% Floor	12/1/2021	5,218,206	5,058,140	5,218,206
Elite Comfort Solutions LLC	Chemicals, Plastics & Rubber	Senior Secured First Lien Term Loans(3) LIBOR + 6.500%, 1.000% Floor	1/15/2021	9,684,360	9,684,360	9,684,360
EVO Payments International, LLC	Banking, Finance, Insurance & Real Estate	Senior Secured First Lien Term loans(2) LIBOR + 5.000%, 1.000% Floor	12/22/2023	3,482,500	3,451,297	3,517,325
Explorer Holdings, Inc.	Healthcare & Pharmaceuticals	Senior Secured First Lien Term loans(3) LIBOR + 5.000%, 1.000% Floor	5/2/2023	407,932	404,671	409,482
GK Holdings, Inc.	Services: Business	Senior Secured First Lien Term Loans(3) LIBOR + 6.000%, 1.000% Floor	1/20/2021	3,998,461	3,982,582	3,916,493

Company	Industry	Type of Investment	Maturity	Par Amount	Cost	Fair Value(1)
Global Eagle Entertainment, Inc.	Telecommunications	Senior Secured First Lien Term loans(4) LIBOR + 7.000%, 1.000% Floor	1/6/2023	4,147,500	4,079,691	4,116,394
Golden West Packaging Group LLC	Forrest Products & Paper	Senior Secured First Lien Term Loans(2) LIBOR + 5.250%, 1.000% Floor	6/20/2023	6,708,187	6,708,187	6,708,187
Harbortouch Payments, LLC	Banking, Finance, Insurance & Real Estate	Senior Secured First Lien Term Loans(2) LIBOR + 4.750%, 1.000% Floor	10/13/2023	2,977,500	2,952,750	2,977,500
High Ridge Brands Co.	Consumer Goods: Non-Durable	Senior Secured First Lien Term loans(3) LIBOR + 5.000%, 1.000% Floor	6/30/2022	3,085,937	3,047,844	2,956,637
Highline Aftermarket Acquisitions, LLC	Automotive	Senior Secured First Lien Term loans(3) LIBOR + 4.250%, 1.000% Floor	3/18/2024	3,110,895	3,096,668	3,110,895
Imagine! Print Solutions, LLC	Media: Advertising, Printing & Publishing	Senior Secured First Lien Term loans(3) LIBOR + 4.750%, 1.000% Floor	6/21/2022	7,960,000	7,884,361	7,880,400
InfoGroup, Inc	Services: Business	Senior Secured First Lien Term loans(3) LIBOR + 5.000%, 1.000% Floor	4/3/2023	4,975,000	4,928,990	4,925,250
Keystone Acquisition Corp.	Healthcare & Pharmaceuticals	Senior Secured First Lien Term loans(3) LIBOR + 5.250%, 1.000% Floor	5/1/2024	8,000,000	7,857,693	8,000,000
KNB Holdings Corporation	Consumer Goods: Durable	Senior Secured First Lien Term loans(3) LIBOR + 5.500%, 1.000% Floor	4/26/2024	6,500,000	6,377,785	6,516,250
LifeMiles, Ltd.	Services: Consumer	Senior Secured First Lien Term loans(3) LIBOR + 5.500%, 1.000% Floor	8/18/2022	5,000,000	4,950,691	4,950,000
MB Aerospace ACP Holdings II Corp.	Aerospace and Defense	Senior Secured First Lien Term loans(2) LIBOR + 5.500%, 1.000% Floor	12/15/2022	6,879,963	6,828,081	6,879,962
MHVC Acquisition Corp.	Aerospace and Defense	Senior Secured First Lien Term loans(2) LIBOR + 5.250%, 1.000% Floor	4/29/2024	4,987,500	4,963,982	4,962,563
New Media Holdings II LLC	Media: Advertising, Printing & Publishing	Senior Secured First Lien Term loans(2) LIBOR + 6.250%, 1.000% Floor	7/14/2022	5,864,702	5,848,389	5,864,702
PetroChoice Holdings, Inc.	Chemicals, Plastics & Rubber	Senior Secured First Lien Term loans(2) LIBOR + 5.000%, 1.000% Floor	8/22/2022	4,962,025	4,962,025	4,962,025
Pomeroy Group LLC	Services: Business	Senior Secured First Lien Term loans(4) LIBOR + 6.000%, 1.000% Floor	11/30/2021	5,131,440	5,011,161	5,101,677
PT Network, LLC	Healthcare & Pharmaceuticals	Senior Secured First Lien Term loans(3) LIBOR + 6.500%, 1.000% Floor	11/30/2021	2,977,500	2,977,500	2,998,045
Quorum Health Corporation	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loans(2) LIBOR + 6.750%, 1.000% Floor	4/29/2022	2,117,046	2,084,573	2,144,145
Rough Country, LLC	Automotive	Senior Secured First Lien Term loans(2) LIBOR + 4.500%, 1.000% Floor	5/25/2023	4,987,500	4,940,019	4,937,625
Salient CRGT Inc.	High Tech Industries	Senior Secured First Lien Term loans(2) LIBOR + 5.750%, 1.000% Floor	2/28/2022	4,913,690	4,826,214	4,893,053
SCS Holdings I Inc.	Wholesale	Senior Secured First Lien Term Loans(2) LIBOR + 4.250%, 1.000% Floor	10/31/2022	3,694,139	3,640,153	3,731,081
Starfish Holdco LLC	High Tech Industries	Senior Secured First Lien Term loans(3) LIBOR + 5.000%, 1.000% Floor	8/18/2025	5,000,000	4,950,345	4,950,000
Sundial Group Holdings LLC	Consumer Goods: Non-Durable	Senior Secured First Lien Term loans(2) LIBOR + 4.750%, 1.000% Floor	8/15/2024	10,000,000	9,853,369	9,850,000
Survey Sampling International, LLC	Services: Business	Senior Secured First Lien Term loans(3) LIBOR + 5.000%, 1.000% Floor	12/16/2020	2,954,530	2,934,263	2,954,530

Company	Industry	Type of Investment	Maturity	Par Amount	Cost	Fair Value(1)
The Garretson Resolution Group, Inc.	Services: Business	Senior Secured First Lien Term loans(2) LIBOR + 6.500%, 1.000% Floor	5/24/2021	4,718,750	4,718,750	4,748,478
TouchTunes Interactive Networks, Inc.	Media: Diversified & Production	Senior Secured First Lien Term loans(2) LIBOR + 4.750%, 1.000% Floor	5/28/2021	4,974,554	4,974,554	5,005,894
TrialCard Incorporated	Services: Consumer	Senior Secured First Lien Term loans(2) LIBOR + 5.000%, 1.000% Floor	10/26/2021	6,600,149	6,546,431	6,600,149
Valence Surface Technologies, Inc.	Aerospace and Defense	Senior Secured First Lien Term loans(3) LIBOR + 5.500%, 1.000% Floor	6/13/2019	4,359,300	4,343,457	4,304,373
VCVH Holding Corp.	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loan(3) LIBOR + 5.000%, 1.000% Floor	6/1/2023	5,925,000	5,876,195	5,916,705
VIP Cinema Holdings, Inc.	Consumer Goods: Durable	Senior Secured First Lien Term loans(3) LIBOR + 6.000%, 1.000% Floor	3/1/2023	728,165	724,860	735,446
Z Gallerie, LLC	Retail	Senior Secured First Lien Term loans(2) LIBOR + 6.500%, 1.000% Floor	10/8/2020	4,887,218	4,887,220	4,887,218
Total				$234,429,783	$229,379,660	$229,247,389
___________________________

(1)
Represents the fair value in accordance with ASC 820 as determined by the board of managers of Sierra JV. The approval of the fair value of the portfolio investments held by Sierra JV is not included in the valuation process of the Company's board of directors described elsewhere herein.

(2)
The interest rate on these loans is subject to a base rate plus 1 Month (“1M”) LIBOR, which at September 30, 2017 was 1.23%. As the interest rate is subject to a minimum LIBOR floor, which was greater than the 1M LIBOR rate at September 30, 2017, the prevailing rate in effect at September 30, 2017 was the base rate plus the LIBOR floor.

(3)
The interest rate on these loans is subject to a base rate plus 3 Month (“3M”) LIBOR, which at September 30, 2017 was 1.33%. As the interest rate is subject to a minimum LIBOR floor, which was greater than the 3M LIBOR rate at September 30, 2017, the prevailing rate in effect at September 30, 2017 was the base rate plus the LIBOR floor.

(4)
The interest rate on these loans is subject to a base rate plus 6 Month (“6M”) LIBOR, which at September 30, 2017 was 1.51%. As the interest rate is subject to a minimum LIBOR floor, which was greater than the 6M LIBOR rate at September 30, 2017, the prevailing rate in effect at September 30, 2017 was the base rate plus the LIBOR floor.

(5)	The investment was on non-accrual status as of September 30, 2017.

The following is a listing of the individual investments in Sierra JV's portfolio as of December 31, 2016:

Company	Industry	Type of Investment	Maturity	Par Amount	Cost	Fair Value(1)
4 Over International, LLC	Media: Advertising, Printing & Publishing	Senior Secured First Lien Term loans(4) LIBOR + 6.000%, 1.000% Floor	6/7/2022	$2,475,000	$2,475,000	$2,475,000
AccentCare, Inc.	Healthcare & Pharmaceuticals	Senior Secured First Lien Term loans(4) LIBOR + 5.750%, 1.000% Floor	9/3/2021	4,582,500	4,546,589	4,582,500
Amplify Snack Brands, Inc.	Beverage & Food	Senior Secured First Lien Term loans(4) LIBOR + 5.500%, 1.000% Floor	9/2/2023	5,985,000	5,927,893	5,810,418
APCO Holdings, Inc.	Automotive	Senior Secured First Lien Term loans(4) LIBOR + 6.000%, 1.000% Floor	1/31/2022	4,834,797	4,711,696	4,854,668
API Technologies Corp.	Aerospace & Defense	Senior Secured First Lien Term loans(2)(4) LIBOR + 6.500%, 1.000% Floor	4/22/2022	5,970,000	5,863,757	5,915,434
Blount International, Inc.	Capital Equipment	Senior Secured First Lien Term loans(4) LIBOR + 6.250%, 1.000% Floor	4/12/2023	1,995,000	1,959,438	1,981,634
Cardenas Markets LLC	Retail	Senior Secured First Lien Term loans(4) LIBOR + 5.750%, 1.000% Floor	11/29/2023	6,500,000	6,435,814	6,435,000
CD&R TZ Purchaser, Inc.	Services: Consumer	Senior Secured First Lien Term loans(4) LIBOR + 6.000%, 1.000% Floor	7/21/2023	6,483,750	6,392,086	6,289,238
CP OpCo, LLC	Services: Consumer	Senior Secured First Lien Term loans(3)(4) LIBOR + 4.500%, 1.000% Floor	3/31/2019	564,956	564,956	564,956
CP OpCo, LLC	Services: Consumer	Senior Secured First Lien Term loans(4) LIBOR + 4.500%, 1.000% Floor	3/31/2019	840,996	840,996	840,996

Company	Industry	Type of Investment	Maturity	Par Amount	Cost	Fair Value(1)
CP OpCo, LLC	Services: Consumer	Senior Secured First Lien Term loans(4)(5) LIBOR + 4.500%, 1.000% Floor	3/31/2019	350,415	350,415	350,415
CP OpCo, LLC	Services: Consumer	Senior Secured First Lien Term loans(4)(5) LIBOR + 6.000%, 1.000% Floor	3/31/2019	2,478,388	1,195,026	1,239,194
CP OpCo, LLC	Services: Consumer	Senior Secured First Lien Term loans(4)(5) LIBOR + 6.000%, 1.000% Floor	3/31/2019	1,558,081	—	—
CP OpCo, LLC	Services: Consumer	Common Units	—	—	—	—
CRGT Inc.	High Tech Industries	Senior Secured First Lien Term loans(4) LIBOR + 6.500%, 1.000% Floor	12/19/2020	4,068,160	4,060,486	4,068,160
Elite Comfort Solutions LLC	Chemicals, Plastics & Rubber	Senior Secured First Lien Term loans(4) LIBOR + 6.500%, 1.000% Floor	1/15/2021	10,000,000	10,000,000	10,100,000
Explorer Holdings, Inc.	Healthcare & Pharmaceuticals	Senior Secured First Lien Term loans(4) LIBOR + 5.000%, 1.000% Floor	5/2/2023	1,243,750	1,232,468	1,252,208
GK Holdings, Inc.	Services: Business	Senior Secured First Lien Term loan(4) LIBOR + 5.500%, 1.000% Floor	1/20/2021	4,029,298	4,009,681	4,109,884
GTCR Valor Companies, Inc.	Media: Diversified & Production	Senior Secured First Lien Term loans(4) LIBOR + 6.000%, 1.000% Floor	6/16/2023	8,955,000	8,621,284	8,843,063
Harbortouch Payments, LLC	Banking, Finance, Insurance & Real Estate	Senior Secured First Lien Term loans(4) LIBOR + 4.750%, 1.000% Floor	10/31/2023	3,000,000	2,971,068	2,970,000
High Ridge Brands Co.	Consumer Goods: Non-Durable	Senior Secured First Lien Term loans(4) LIBOR + 5.250%, 1.000% Floor	6/30/2022	3,109,375	3,064,948	3,062,734
HNC Holdings, Inc.	Construction & Building	Senior Secured First Lien Term loans(4) LIBOR + 4.500%, 1.000% Floor	10/5/2023	165,000	164,199	166,650
Imagine! Print Solutions, LLC	Media: Advertising, Printing & Publishing	Senior Secured First Lien Term loans(4) LIBOR + 6.000%, 1.000% Floor	3/30/2022	5,961,841	5,913,053	6,021,459
Keurig Green Mountain, Inc.	Beverage & Food	Senior Secured First Lien Term loans(4) LIBOR + 5.500%, 1.000% Floor	3/3/2023	3,100,783	3,063,634	3,100,783
Keystone Peer Review Organization Holdings, Inc.	Healthcare & Pharmaceuticals	Senior Secured First Lien Term loans(4) ABR + 4.00%, 3.75% ABR Floor	12/28/2022	6,000,000	6,000,000	5,940,000
Kraton Polymers LLC	Chemicals, Plastics & Rubber	Senior Secured First Lien Term loans(4) LIBOR + 5.000%, 1.000% Floor	1/6/2022	5,000,000	4,828,278	5,050,000
MB Aerospace ACP Holdings II Corp.	Aerospace and Defense	Senior Secured First Lien Term loans(4) LIBOR + 5.500%, 1.000% Floor	12/15/2022	6,932,481	6,872,697	6,932,481
MWI Holdings, Inc.	Capital Equipment	Senior Secured First Lien Term loans(4) LIBOR + 5.500%, 1.000% Floor	6/29/2020	3,980,000	3,944,879	3,970,050
New Media Holdings II LLC	Media: Advertising, Printing & Publishing	Senior Secured First Lien Term loans(4) LIBOR + 6.250%, 1.000% Floor	6/4/2020	5,909,552	5,888,526	5,909,552
O2 Partners, LLC	Consumer Goods: Non-Durable	Senior Secured First Lien Term loans(4) LIBOR + 5.000%, 1.000% Floor	10/7/2022	6,483,750	6,421,171	6,418,913
Pomeroy Group LLC	Services: Business	Senior Secured First Lien Term loans(4) LIBOR + 6.000%, 1.000% Floor	11/30/2021	5,170,611	5,027,692	5,015,493
PT Network, LLC	Healthcare & Pharmaceuticals	Senior Secured First Lien Term loans(4) LIBOR + 6.500%, 1.000% Floor	11/30/2021	3,000,000	3,000,000	3,000,000
Quorum Health Corporation	Healthcare & Pharmaceuticals	Senior Secured First Lien Term loans(4) LIBOR + 5.750%, 1.000% Floor	4/29/2022	4,440,779	4,361,538	4,340,862
SCS Holdings I Inc.	Wholesale	Senior Secured First Lien Term loans(4) LIBOR + 4.250%, 1.000% Floor	10/30/2022	3,933,849	3,867,902	3,924,014

Company	Industry	Type of Investment	Maturity	Par Amount	Cost	Fair Value(1)
Southwest Dealer Services, Inc.	Automotive	Senior Secured First Lien Term loans(4) LIBOR + 6.000%, 1.000% Floor	3/16/2020	4,620,675	4,620,675	4,615,315
Sundial Group Holdings LLC	Consumer Goods: Non-Durable	Senior Secured First Lien Term loans(4) LIBOR + 6.250%, 1.000% Floor	10/19/2021	5,775,000	5,682,389	5,775,000
Survey Sampling International, LLC	Services: Business	Senior Secured First Lien Term loans(4) LIBOR + 6.000%, 1.000% Floor	12/16/2020	2,977,265	2,952,089	2,996,349
TaxAct, Inc.	Banking, Finance, Insurance & Real Estate	Senior Secured First Lien Term loans(4) LIBOR + 6.000%, 1.000% Floor	1/3/2023	3,009,259	2,938,091	3,009,259
The Garretson Resolution Group, Inc.	Services: Business	Senior Secured First Lien Term loans(4) LIBOR + 6.500%, 1.000% Floor	5/22/2021	4,843,750	4,843,750	4,862,931
TrialCard Incorporated	Services: Consumer	Senior Secured First Lien Term loans(4) LIBOR + 5.250%, 1.000% Floor	10/26/2021	7,000,000	6,932,567	7,000,000
Valence Surface Technologies, Inc.	Aerospace and Defense	Senior Secured First Lien Term loans(4) LIBOR + 5.500%, 1.000% Floor	6/13/2019	3,688,249	3,664,493	3,571,737
VCVH Holding Corp.	Healthcare & Pharmaceuticals	Senior Secured First Lien Term loans(4) LIBOR + 5.000%, 1.000% Floor	6/1/2023	5,970,000	5,914,339	5,910,300
Victory Capital Operating, LLC	Banking, Finance, Insurance & Real Estate	Senior Secured First Lien Term loans(4) LIBOR + 7.500%, 1.000% Floor	10/29/2021	1,621,005	1,598,430	1,637,215
Western Digital Corporation	High Tech Industries	Senior Secured First Lien Term loans(4) LIBOR + 3.750%, 0.750% Floor	4/29/2023	3,781,000	3,707,843	3,818,810
Z Gallerie, LLC	Retail	Senior Secured First Lien Term loans(4) LIBOR + 6.500%, 1.000% Floor	10/8/2020	4,924,812	4,924,812	4,924,812
Total				$187,314,127	$182,356,648	$183,657,487
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

Below is certain summarized financial information for the Sierra JV as of September 30, 2017 and December 31, 2016 and for the three and nine months ended September 30, 2017 and 2016.

	September 30, 2017	December 31, 2016
Selected Consolidated Statement of Assets and Liabilities Information:
Investments in loans at fair value (cost: $229,379,660 and $182,356,648, respectively)	$229,247,389	$183,657,487
Cash and cash equivalents	11,226,260	8,222,344
Other assets	794,688	700,901
Total assets	$241,268,337	$192,580,732

Senior credit facility payable (net of deferred financing costs of $2,186,875 and $1,286,453, respectively)	157,763,125	122,624,547
Other liabilities	565,367	442,541
Interest payable	456,105	369,942
Total liabilities	$158,784,597	$123,437,030
Members’ capital	82,483,740	69,143,702
Total liabilities and members' capital	$241,268,337	$192,580,732

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Selected Consolidated Statement of Operations Information:
Total investment income	$4,257,065	$2,770,260	$11,616,536	$6,993,705
Total expenses	(2,149,027)	(1,390,816)	(5,601,906)	(3,479,173)
Net change in unrealized appreciation/(depreciation) of investments	(29,971)	938,125	(1,332,377)	938,362
Net realized gain/(loss) of investments	516,140	(2,498,871)	1,108,517	(2,406,857)
Net income/(loss)	$2,594,207	$(181,302)	$5,790,770	$2,046,037

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
The following table presents the fair value measurements of the Company’s total investments, by major class according to the fair value hierarchy, as of September 30, 2017:

Type of Investment (1)	Level 1	Level 2	Level 3	Total
Asset
Senior secured first lien term loans	$—	$4,930,200	$548,498,771	$553,428,971
Senior secured first lien notes	—	11,854,163	40,996,603	52,850,766
Senior secured second lien term loans	—	—	285,048,102	285,048,102
Subordinated notes	—	—	71,311,459	71,311,459
Warrants/equity	949,331	—	31,386,520	32,335,851
Money market fund	18,674,728	—	—	18,674,728
Total	$19,624,059	$16,784,363	$977,241,455	$1,013,649,877
Sierra Senior Loan Strategy JV I LLC				$72,086,943
Total Investments, at fair value				$1,085,736,820
 ________________________________

(1)	Certain investments that are measured at fair value using NAV have not been categorized in the fair value hierarchy. The fair value amounts presented in the table are intended to permit reconciliation of the fair value hierarchy to the amount presented in the Consolidated Statements of Assets and Liabilities.

Derivative Instrument-Long Exposure	Level 1	Level 2	Level 3	Total
Liability
Total return swap with Citibank, N.A.	$—	$—	$5,483,594	$5,483,594

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

The following table provides a reconciliation of the beginning and ending balances for total investments that use Level 3 inputs for the nine months ended September 30, 2017:

	Senior Secured First Lien Term Loans	Senior Secured First Lien Notes	Senior Secured Second Lien Term Loans	Subordinated Notes	Warrants/ Equity	Total Return Swap	Total
Balance, December 31, 2016	$493,340,277	$46,429,960	$260,008,735	$55,185,590	$40,879,809	$(13,647,330)	$882,197,041
Purchases	166,644,769	2,480,000	63,746,687	29,344,643	1,433,172	—	263,649,271
Sales	(108,227,784)	(7,860,699)	(30,398,116)	(7,885,523)	(9,488,187)	—	(163,860,309)
Transfers in	—	9,720,000	—	—	—	—	9,720,000
Transfers out	—	(8,622,686)	—	—	—	—	(8,622,686)
Amortization of discount/(premium)	703,060	67,631	119,917	—	—	—	890,608
Paid-in-kind interest income	4,432,952	—	—	—	—	—	4,432,952
Net realized gains/(losses)	(11,396,034)	(1,851,063)	(5,302,703)	(107,130)	(3,642,142)	—	(22,299,072)
Net change in unrealized appreciation/(depreciation)	3,001,531	633,460	(3,126,418)	(5,226,121)	2,203,868	8,163,736	5,650,056
Balance, September 30, 2017	$548,498,771	$40,996,603	$285,048,102	$71,311,459	$31,386,520	$(5,483,594)	$971,757,861
Change in net unrealized appreciation/(depreciation) in investments held as of September 30, 2017(1)	$(4,196,861)	$(1,262,262)	$(7,763,514)	$(5,127,949)	$(471,036)	$8,163,736	$(10,657,886)
 __________________________
(1) Amount is included in the related amount on investments and derivative instruments in the condensed consolidated statements of operations.

Transfers between levels of the fair value hierarchy are reported at the beginning of the reporting period in which they occur. During the nine months ended September 30, 2017, the Company recorded $8,622,686 in transfers from Level 3 to Level 2 and $9,720,000 in transfers from Level 2 to Level 3 due to availability of market data and observable valuation inputs to support the valuation. The Company recorded no other transfers between levels.

The following table provides a reconciliation of the beginning and ending balances for total investments that use Level 3 inputs for the nine months ended September 30, 2016:

	Senior Secured First Lien Term Loans	Senior Secured First Lien Notes	Senior Secured Second Lien Term Loans	Subordinated Notes	Warrants/ Equity	Total Return Swap	Total
Balance, December 31, 2015	$514,638,092	$47,477,500	$278,645,464	$—	$13,243,836	$(27,365,819)	$826,639,073
Purchases	93,833,456	2,109,376	23,788,748	63,389,058	9,149,285	—	192,269,923
Sales	(128,395,615)	(557,303)	(45,408,193)	(3,731,087)	—	—	(178,092,198)
Transfers in	—	1,786,890	—	—	—	—	1,786,890
Transfers out	—	(14,773,468)	—	—	—	—	(14,773,468)
Amortization of discount/(premium)	268,365	3,897	347,733	—	—	—	619,995
Paid-in-kind interest income	3,461,879	—	82,123	—	178,882	—	3,722,884
Net realized gains/(losses)	(10,981,656)	30,303	222,827	435,388	(790,778)	—	(11,083,916)
Net change in unrealized appreciation/(depreciation)	1,947,197	(156,484)	2,303,176	1,059,397	(3,827,464)	9,188,445	10,514,267
Balance, September 30, 2016	$474,771,718	$35,920,711	$259,981,878	$61,152,756	$17,953,761	$(18,177,374)	$831,603,450
Change in net unrealized appreciation/(depreciation) in investments held as of September 30, 2016(1)	$(7,859,130)	$(148,478)	$54,279	$1,059,397	$(4,618,243)	$9,188,445	$(2,323,730)
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

The following table presents the quantitative information about Level 3 fair value measurements of the Company’s total investments, as of September 30, 2017:

Type of Investment	Fair Value	Valuation techniques	Unobservable input(1)	Range (weighted average)
Senior Secured First Lien Term Loan	$427,209,139	Income Approach (DCF)	Market yield	6.00% - 22.21% (9.62%)
Senior Secured First Lien Term Loan	2,576,215	Enterprise Value Analysis	Expected Proceeds	$0.0M - $2.5M ($2.4M)
Senior Secured First Lien Term Loan	74,754,872	Market Approach (Guideline Comparable)/Market Approach (Comparable Transactions)/Income Approach (DCF)	Revenue Multiple, EBITDA Multiple, Discount Rate	0.60x - 3.00x (1.46x) / 4.50x-8.00x (6.92x) / 15.00% - 18.50% (17.08%)
Senior Secured First Lien Term Loan	43,958,545	Recent Arms-length transaction	Recent Arms-length transaction	N/A
Senior Secured First Lien Note	40,873,945	Income Approach (DCF)	Market Yield	7.83% - 13.83% (9.36%)
Senior Secured First Lien Note	122,658	Enterprise Valuation Analysis	Expected Proceeds	$0.1M - $0.1M ($0.1M)
Senior Secured Second Lien Term Loan	245,617,325	Income Approach (DCF)	Market yield	7.71% - 13.82% (9.68%)
Senior Secured Second Lien Term Loan	35,924,527	Recent Arms-length transaction	Recent Arms-length transaction	N/A
Senior Secured Second Lien Term Loan	3,506,250	Market Approach (Guideline Comparable)/Income Approach (DCF)	Revenue Multiple, EBITDA Multiple, Discount Rate	0.40x-0.55x(0.55x) / 3.50x-9.13x(9.13x) / 18.00%-18.00% (18.00%)
Equity/Warrants	—	Enterprise Valuation Analysis	Expected Proceeds	$0.0M - $0.0M ($0.0M)
Preferred Equity	5,530,911	Income Approach (DCF)	Market Yield	16.63%-16.63% (16.63%)
Equity/Warrants	12,453,793	Market Approach (Guideline Comparable)/Market Approach (Comparable Transactions)/Income Approach (DCF)	Revenue Multiple, EBITDA Multiple, Discount Rate, Book Value Multiple, Average List Price	0.98x-3.00x (1.35x) / 5.00x-13.00x (8.02x) / 15.00% - 23.00% (13.65%) / 1.25x - 1.25x (1.25x) / $1.0M - $1.0M ($1.0M)
Equity/Warrants	13,401,816	Recent Arms-length transaction	Recent Arms-length transaction	N/A
Subordinated Notes	41,967,500	Income Approach (DCF)	Discount Rate	13.00% - 14.00% (13.28%)
Subordinated Notes	29,343,959	Recent Arms-length transaction	Recent Arms-length transaction	N/A
Total	$977,241,455
Total Return Swap	(5,483,594)	Income Approach (DCF)	Market yield	5.16% - 47.94% (7.99%)
Total	$971,757,861
 _________________________________

(1)	Represents the method used when the Company has determined that market participants would use such inputs when measuring the fair value of these investments.

The following table presents the quantitative information about Level 3 fair value measurements of the Company’s total investments, as of December 31, 2016:

Type of Investment	Fair Value	Valuation techniques	Unobservable input(1)	Range (weighted average)
Senior Secured First Lien Term Loan	$339,728,530	Income Approach (DCF)	Market yield	7.44% - 18.50% (9.65%)
Senior Secured First Lien Term Loan	7,373,318	Market Approach (Guideline Comparable)	2016 and NTM Revenue Multiple	0.50x - 0.75x (0.63x)/0.50x - 0.75x (0.63x)
Senior Secured First Lien Term Loan	6,868,420	Market Approach (Guideline Comparable)	Revenue Generating Units	$393.75 - $525.00 ($459.38)
Senior Secured First Lien Term Loan	23,280,607	Market Approach (Guideline Comparable)/Income Approach (DCF)	NTM Revenue Multiple, NTM EBITDA Multiple Discount Rate	0.40x - 1.25x (1.09x) / 5.00x - 7.00x (6.57x) / 17.50% - 20.00% (18.93%)
Senior Secured First Lien Term Loan	20,885,087	Market Approach (Guideline Comparable)	NTM Revenue Multiple, Discount Rate	2.75x-3.25x (3.00x) /14.00%-16.00% (15.00%)
Senior Secured First Lien Term Loan	16,246,819	Market Approach (Guideline Comparable)/Income Approach (DCF)	Run-Rate Revenue Multiple, Run-Rate EBITDA Multiple, Discount Rate	0.50x - 1.00x (0.75x)/5.50x - 6.50x (6.00x)/18.50% - 21.50% (20.00%)
Senior Secured First Lien Term Loan	2,791,682	Market Approach (Guideline Comparable)	NTM Revenue Multiple, NTM EBITDA Multiple	0.5x - 1.00x (0.75x) /4.00x-5.00x (4.50x)

Type of Investment	Fair Value	Valuation techniques	Unobservable input(1)	Range (weighted average)
Senior Secured First Lien Term Loan	84,190,814	Recent Arms-length transaction	Recent Arms-length transaction	N/A
Senior Secured First Lien Notes	32,142,804	Income Approach (DCF)	Market yield	7.57% - 115.94% (12.85%)
Senior Secured First Lien Notes	6,105,000	Recent Arms-length transaction	Recent Arms-length transaction	N/A
Senior Secured First Lien Notes	157,156	Enterprise Valuation Analysis	Estimated Liquidation Proceeds	$45.9M - $73.2M ($59.7M)
Senior Secured Second Lien Term Loan	242,539,805	Income Approach (DCF)	Market yield	8.29% - 10.05% (73.13%)
Senior Secured Second Lien Term Loan	6,472,505	Recent Arms-length transaction	Recent Arms-length transaction	N/A
Senior Secured Second Lien Term Loan	—	Market Approach (Guideline Comparable)	LTM Revenue Multiple, LTM EBITDA Multiple	0.5 - 1.0x (0.75x) / 6.0x - 7.0x (6.5x)
Senior Secured Second Lien Term Loan	10,996,425	Market Approach (Guideline Comparable)/Income Approach (DCF)	LTM Revenue Multiple, NTM Revenue Multiple, LTM EBITDA Multiple, NTM EBITDA Multiple, Discount Rate	0.40x-0.60x(0.50x) /0.40x-0.60x(0.50x) / 8.25x-9.25x (8.75x)/ 7.50x-8.50x (8.00x)/17.50%-21.50% (19.50%)
Equity/Warrants	—	Enterprise Valuation Analysis	Estimated Liquidation Proceeds	$45.9M - $73.2M ($59.7M)
Equity/Warrants	967,238	Market Approach (Guideline Comparable)/Income Approach (DCF)	LTM EBITDA, Run-Rate Multiple, Discount rate	7.00x - 8.00x (7.50x)/7.00x - 8.00x (7.50x) / 16.00%-18.00% (17.00%)
Equity/Warrants	5,051,193	Income Approach (DCF)	Market Yield	17.45%-17.45% (17.45%)
Equity/Warrants	—	Market Approach (Guideline Comparable)/Income Approach (DCF)	NTM Revenue Multiple, NTM EBITDA Multiple, Discount Rate	0.40x - 1.00x (0.90x)/5.00x - 7.00x (6.65x)/17.50% - 18.00% (17.59%)
Equity/Warrants	—	Market Approach (Guideline Comparable)/Income Approach (DCF)	Run-Rate Revenue Multiple, Run-Rate EBITDA Multiple, Discount Rate	0.50x - 1.00x (0.75x)/5.50x - 6.50x (6.00x)/18.50% - 21.50% (20.00%)
Equity/Warrants	—	Market Approach (Guideline Comparable)	Revenue Generating Units	$393.75 - $525.00 ($459.38)
Equity/Warrants	—	Market Approach (Guideline Comparable)	NTM Revenue Multiple, Discount Rate	2.75x-3.25x (3.00x) /14.00%-16.00% (15.00%)
Equity/Warrants	—	Market Approach (Guideline Comparable)	LTM EBITDA Multiple	12.5x - 13.5x (0.0x)
Equity/Warrants	4,265,419	Market Approach (Guideline Comparable) / Precedent Transaction	LTM and NTM EBITDA Multiple	4.50x-8.00x (7.10x) /4.50x-7.50x (6.72x)
Equity/Warrants	16,095,959	Recent Arms-length transaction	Recent Arms-length transaction	N/A
Subordinated Notes	55,185,590	Income Approach (DCF)	Discount Rate	11.50% - 15.00% (13.21%)
Subordinated Notes	14,500,000	Recent Arms-length transaction	Recent Arms-length transaction	N/A
Total	$895,844,371
Total Return Swap	(13,647,330)	Income Approach (DCF)	Market yield	4.43% - 73.13% (9.56%)
Total	$882,197,041
 ________________________________

(1)	Represents the method used when the Company has determined that market participants would use such inputs when measuring the fair value of these investments.
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

Note 5. Total Return Swap
On August 27, 2013, the Company, through its wholly-owned financing subsidiary, Arbor, entered into a TRS with Citibank, N.A. (“Citibank”) that is indexed to a basket of loans.

The TRS with Citibank enables Arbor to obtain the economic benefit of the loans underlying the TRS, despite the fact that such loans will not be directly held or otherwise owned by Arbor, in return for an interest-type payment to Citibank.
SIC Advisors acts as the investment manager of Arbor and has discretion over the composition of the basket of loans underlying the TRS. The terms of the TRS are governed by an ISDA 2002 Master Agreement, the Schedule thereto and Credit Support Annex to such Schedule, and the Confirmation exchanged thereunder, between Arbor and Citibank, which collectively establish the TRS, and are collectively referred to herein as the “TRS Agreement”. On March 21, 2014, Arbor amended and restated its Confirmation Letter Agreement (the “Amended Confirmation Agreement”) with Citibank. The Amended Confirmation Agreement increased the maximum market value (determined at the time each such loan becomes subject to the TRS) of the portfolio of loans that Arbor may select from $100 million to $200 million, and increased the interest rate payable to Citibank from LIBOR plus 1.30% per annum to LIBOR plus 1.35% per annum. On July 23, 2014, Arbor entered into the Second Amended and Restated Confirmation Letter Agreement with CitiBank to increase the maximum market value (determined at the time each such loan becomes subject to the TRS) of the portfolio of loans that Arbor may select from $200 million to $350 million. On June 8, 2015, Arbor entered into the Third Amended and Restated Confirmation Letter Agreement with CitiBank to decrease the maximum market value (determined at the time each such loan becomes subject to the TRS) of the portfolio of loans that Arbor may select from $350 million to $300 million. On March 21, 2016, Arbor entered into the Fourth Amended and Restated Confirmation Letter Agreement (the “Fourth Amended Confirmation Agreement”) with Citibank to extended the term of the TRS from March 21, 2016 through March 21, 2019 and increased the interest rate payable to Citi from LIBOR plus 1.35% per annum to LIBOR plus 1.65% per annum. On September 29, 2017, Arbor entered into the Fifth Amended and Restated Confirmation Letter Agreement (the “Fifth Amended Confirmation Agreement”) with Citibank to reduce the maximum portfolio notional (determined at the time each such loan becomes subject to the TRS) from $300,000,000 to $180,000,000, through incremental reductions of $60,000,000 on October 3, 2017 and $20,000,000 on each of November 3, 2017, December 3, 2017 and January 3, 2018. The Fifth Amended Confirmation Agreement also decreased the interest rate payable to Citibank from LIBOR plus 1.65% per annum to LIBOR plus 1.60% per annum.
Pursuant to the terms of the TRS Agreement, as amended and subject to conditions customary for transactions of this nature, Arbor may select a portfolio of loans with a maximum market value (determined at the time each such loan becomes subject to the TRS) of $300 million, subject to the reduction provided for in the Fifth Amended Confirmation Agreement, which is also referred to as the maximum notional amount of the TRS. Arbor receives from Citibank a periodic payment on set dates that is based upon any coupons, both earned and accrued, generated by the loans underlying the TRS, subject to limitations described in the TRS Agreement as well as any fees associated with the loans included in the portfolio. Arbor pays to Citibank interest at a rate equal to one-month LIBOR plus 1.60% per annum. In addition, upon the termination or repayment of any loan subject to the TRS, Arbor either receives from Citibank the appreciation in the value of such loan, or pays to Citibank any depreciation in the value of such loan.
Citibank may terminate the TRS on or after the second anniversary of the effectiveness of the TRS. SIC Advisors may terminate the TRS on behalf of Arbor at any time upon providing 10 days prior notice to Citibank.
Arbor is required to pay a minimum usage fee in connection with the TRS of 1.60% on the amount equal to 85% of the average daily unused portion of the maximum amount permitted under the TRS. Such minimum usage fee will not apply during the first 365 days and last 60 days of the term of the TRS. Arbor will also pay Citibank customary fees in connection with the establishment and maintenance of the TRS. During the three and nine months ended September 30, 2017, Arbor paid $12,823 and $67,961 in minimum usage fees, respectively. During the three and nine months ended September 30, 2016, Arbor paid $193,194 and $534,170, respectively, in minimum usage fees.
Arbor is required to initially cash collateralize a specified percentage of each loan (generally 20% to 30% of the market value of such loan) included under the TRS in accordance with margin requirements described in the TRS Agreement. As of September 30, 2017 and December 31, 2016, Arbor has posted $68,000,000 and $79,620,942, respectively, in collateral to Citibank in relation to the TRS which is recorded on the consolidated statements of assets and liabilities as cash collateral on total return swap. Arbor may be required to post additional collateral from time to time as a result of a decline in the mark-to-market value of the portfolio of loans subject to the TRS. The obligations of Arbor under the TRS Agreement are non-recourse to the Company and the Company’s exposure under the TRS Agreement is limited to the value of the Company’s investment in Arbor, which generally equals the value of cash collateral provided by Arbor under the TRS Agreement.
In connection with the TRS, Arbor has made customary representations and warranties and is required to comply with various covenants, reporting requirements and other customary requirements for similar transactions. In addition to customary events of default and termination events included in the form ISDA 2002 Master Agreement, the TRS Agreement contains the following termination events: (a) a failure to satisfy the portfolio criteria for at least 30 days; (b) a failure to post initial cash collateral or additional collateral as required by the TRS Agreement; (c) a default by Arbor or the Company with respect to indebtedness in an amount equal to or greater than the lesser of $10,000,000 and 2% of the Company’s NAV at such time; (d) a merger of Arbor or the Company meeting certain criteria; (e) the Company or Arbor amending their respective constituent documents to alter their investment strategy in a manner that has or could reasonably be expected to have a material adverse effect; and (f) SIC Advisors ceasing to be the investment manager of Arbor or to have authority to enter into transactions under the TRS Agreement on behalf of Arbor, and not being replaced by an entity reasonably acceptable to Citibank. As of September 30, 2017 and December 31, 2016, the Company did not have any derivatives with contingent features in net liability positions; therefore, if a trigger event had occurred, no amount would have been required to be posted by the Company.
The Company’s maximum credit risk exposure as of September 30, 2017 and December 31, 2016 is $69,003,667 and $80,910,105, respectively, which is recorded on the consolidated statements of assets and liabilities as cash collateral on total return swap and receivable due on total return swap.
The Company’s receivable from Citibank represents realized amounts from payments on underlying loans in the TRS portfolio that as of September 30, 2017 and December 31, 2016 was $1,003,667 and $1,289,163, respectively, which is recorded on the consolidated statements of assets and liabilities as receivable due on total return swap. The Company does not offset collateral posted in relation to the TRS with any unrealized appreciation or depreciation outstanding in the consolidated statements of assets and liabilities as of September 30, 2017 or December 31, 2016.
Transactions in TRS contracts during the three and nine months ended September 30, 2017 and 2016 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Interest income and settlement from TRS portfolio	$2,348,862	$(1,463,792)	$6,746,607	$(1,821,535)
Traded gains/(loss) on TRS loan sales	785,847	2,224,803	(8,482,509)	6,667,185
Net realized gains/(loss) on TRS portfolio	$3,134,709	$761,011	$(1,735,902)	$4,845,650

Net change in unrealized appreciation/(depreciation) on TRS portfolio	$(2,032,534)	$5,159,214	$8,163,736	$9,188,445
The Company held one derivative position as of September 30, 2017 and December 31, 2016 subject to a Master Agreement (“MA”). The following table represents the Company’s gross and net amounts after offset under the MA, of the derivative assets and liabilities presented by derivative type net of the related collateral pledged by the Company as of September 30, 2017 and December 31, 2016:

	Gross Derivative Assets/ (Liabilities) Subject to MA	Derivative Amount Available for Offset	Net Amount Presented in the Consolidated Statements of Assets and Liabilities	Cash Collateral (received)/pledged (1)	Net Amount of Derivative Assets/(Liabilities)
September 30, 2017
Total Return Swap(1)	$(5,483,594)	$—	$(5,483,594)	$5,483,594	$—
December 31, 2016
Total Return Swap(1)	$(13,647,330)	$—	$(13,647,330)	$13,647,330	$—
 ______________________________

(1)
As of September 30, 2017 and December 31, 2016, $68,000,000 and $79,620,942, respectively, of cash was posted for initial margin requirements for the TRS as reported on the consolidated statements of assets and liabilities as cash collateral on total return swap.

The following table shows the volume of the Company’s derivative transactions for the three and nine months ended September 30, 2017 and 2016.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Average notional par amount of contracts	$246,554,568	$208,253,776	$248,738,019	$210,765,232
The following is a summary of the TRS reference assets as of September 30, 2017:

Company(1)	Industry	Type of Investment	Maturity	Par Amount	Initial Notional Cost(2)	Fair Value	Unrealized Appreciation/ (Depreciation)
Acrisure, LLC	Banking, Finance, Insurance & Real Estate	Senior Secured First Lien Term Loans(5) LIBOR + 5.000%, 1.000% Floor	11/22/2023	$2,493,750	$2,468,813	$2,518,688	$49,875
AMF Bowling Worldwide, Inc.	Hotel, Gaming & Leisure	Senior Secured First Lien Term Loans(7) LIBOR + 4.250%, 1.000% Floor	6/29/2024	4,950,000	4,925,250	4,900,500	(24,750)

Company(1)	Industry	Type of Investment	Maturity	Par Amount	Initial Notional Cost(2)	Fair Value	Unrealized Appreciation/ (Depreciation)
Amplify Snack Brands, Inc.	Beverage & Food	Senior Secured First Lien Term Loans(4) LIBOR + 5.500%, 1.000% Floor	9/4/2023	1,362,115	1,348,494	1,339,640	(8,854)
AmWINS Group, Inc.	Banking, Finance, Insurance & Real Estate	Senior Secured Second Lien Term Loans(4) LIBOR + 6.750%, 1.000% Floor	1/25/2025	4,000,000	3,970,000	4,077,600	107,600
Anaren, Inc.	Aerospace & Defense	Senior Secured First Lien Term Loans(6) LIBOR + 4.500%, 1.000% Floor	2/18/2021	4,643,220	4,596,788	4,666,436	69,648
AP Gaming I, LLC	Hotel, Gaming & Leisure	Senior Secured First Lien Term Loans(4) LIBOR + 5.500%, 1.000% Floor	2/15/2024	4,000,000	3,990,000	4,065,000	75,000
Atrium Innovations, Inc.	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loans(3)(6) LIBOR + 3.500%, 1.000% Floor	2/15/2021	4,974,546	4,968,328	4,999,419	31,091
Blucora, Inc.	Banking, Finance, Insurance & Real Estate	Senior Secured First Lien Term Loans(3)(6) LIBOR + 3.750%, 1.000% Floor	5/22/2024	2,333,333	2,321,667	2,350,833	29,167
BCPE Eagle Buyer LLC	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loans(4) LIBOR + 4.250%, 1.000% Floor	3/16/2024	4,987,500	4,937,625	4,950,094	12,469
Comfort Holding, LLC	Consumer Goods: Durable	Senior Secured First Lien Term Loans(4) LIBOR + 4.750%, 1.000% Floor	2/5/2024	6,982,500	6,912,675	6,240,609	(672,066)
Comfort Holding, LLC	Consumer Goods: Durable	Senior Secured Second Lien Term Loans(5) LIBOR + 10.000%, 1.000% Floor	2/3/2025	1,500,000	1,440,000	1,275,300	(164,700)
CPI Holdco, LLC	Capital Equipment	Senior Secured First Lien Term Loans(6) LIBOR + 4.000%, 1.000% Floor	3/21/2024	5,975,000	5,945,125	6,019,813	74,688
CPI Holdings, Inc.	High Tech Industries	Senior Secured First Lien Term Loans(4) LIBOR + 3.500%, 1.000% Floor	7/26/2024	9,000,000	9,000,000	8,994,420	(5,580)
CT Technologies Intermediate Holdings, Inc.	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loans(4) LIBOR + 4.250%, 1.000% Floor	12/1/2021	997,455	977,506	997,455	19,949
DiversiTech Holdings, Inc.	Wholesale	Senior Secured First Lien Term Loans(6) LIBOR + 3.500%, 1.000% Floor	6/3/2024	2,000,000	1,995,000	2,004,160	9,160
Encompass Digital Media, Inc	Media: Broadcasting & Subscription	Senior Secured First Lien Term Loans(6) LIBOR + 4.500%, 1.000% Floor	6/6/2021	4,850,000	4,825,750	4,595,375	(230,375)
EVO Payments International, LLC	Banking, Finance, Insurance & Real Estate	Senior Secured First Lien Term Loans(4) LIBOR + 5.000%, 1.000% Floor	12/22/2023	2,985,000	2,955,150	3,014,850	59,700
Explorer Holdings, Inc.	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loans(6) LIBOR + 3.750%, 1.000% Floor	5/2/2023	1,817,019	1,812,476	1,823,923	11,447
Fieldwood Energy LLC	Energy: Oil & Gas	Senior Secured First Lien Term Loans(6) LIBOR + 7.000%, 1.000% Floor	8/31/2020	1,222,222	1,100,000	1,069,444	(30,556)
Fieldwood Energy LLC	Energy: Oil & Gas	Senior Secured First Lien Term Loans(6) LIBOR + 7.125%, 1.250% Floor	9/30/2020	1,650,000	1,641,125	1,130,250	(510,875)
Fieldwood Energy LLC	Energy: Oil & Gas	Senior Secured Second Lien Term Loans(6) LIBOR + 7.125%, 1.250% Floor	9/30/2020	2,596,305	2,676,375	1,022,944	(1,653,431)
Freedom Mortgage Corporation	Banking, Finance, Insurance & Real Estate	Senior Secured First Lien Term Loans(8) LIBOR + 5.500%, 1.000% Floor	2/17/2022	450,000	450,000	450,000	—
Global Eagle Entertainment Inc.	Telecommunications	Senior Secured First Lien Term Loans(3)(8) LIBOR + 7.000%, 1.000% Floor	1/6/2023	4,173,750	4,096,238	4,142,447	46,209
Imagine! Print Solutions, LLC	Media: Advertising, Printing & Publishing	Senior Secured First Lien Term Loans(6) LIBOR + 4.750%, 1.000% Floor	6/21/2022	5,985,000	5,925,150	5,925,150	—
Iqor US Inc.	Services: Business	Senior Secured First Lien Term Loans(6) LIBOR + 5.000%, 1.000% Floor	4/1/2021	4,533,016	4,442,356	4,483,153	40,797
Isola USA Corp.	High Tech Industries	Senior Secured First Lien Term Loans(6) LIBOR + 8.250%, 1.000% Floor	11/29/2018	3,620,650	3,496,750	3,148,155	(348,595)

Company(1)	Industry	Type of Investment	Maturity	Par Amount	Initial Notional Cost(2)	Fair Value	Unrealized Appreciation/ (Depreciation)
Keystone Acquisition Corp.	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loans(6) LIBOR + 5.250%, 1.000% Floor	5/1/2024	2,346,000	2,346,000	2,346,000	—
KNB Holdings Corporation	Consumer Goods: Durable	Senior Secured First Lien Term Loans(8) LIBOR + 5.500%, 1.000% Floor	4/26/2024	2,950,000	2,912,375	2,957,375	45,000
Kronos Incorporated	Services: Business	Senior Secured First Lien Term Loans(3)(6) LIBOR + 3.500%, 1.000% Floor	11/1/2023	2,985,019	2,970,094	3,000,750	30,656
Kronos Incorporated	Services: Business	Senior Secured Second Lien Term Loans(3)(6) LIBOR + 8.250%, 1.000% Floor	11/1/2024	2,000,000	1,980,000	2,061,780	81,780
LifeMiles Ltd.	Services: Consumer	Senior Secured First Lien Term Loans(6) LIBOR + 5.500%, 1.000% Floor	8/18/2022	4,950,000	4,900,500	4,900,500	—
Lightstone HoldCo LLC	Utilities: Electric	Senior Secured First Lien Term Loans(4) LIBOR + 4.500%, 1.000% Floor	1/30/2024	2,965,000	2,905,700	2,950,175	44,475
Liquidnet Holdings, Inc.	Banking, Finance, Insurance & Real Estate	Senior Secured First Lien Term Loans(4) LIBOR + 4.250%, 1.000% Floor	7/11/2024	3,000,000	2,970,000	3,007,500	37,500
Livingston International, Inc.	Transportation: Cargo	Senior Secured Second Lien Term Loans(1)(6) LIBOR + 8.250%, 1.250% Floor	4/17/2020	1,954,783	1,969,443	1,915,491	(53,952)
Midwest Physician Administrative Services, LLC	Healthcare & Pharmaceuticals	Senior Secured Second Lien Term Loans(6) LIBOR + 7.000%, 1.000% Floor	8/15/2025	3,950,000	3,910,500	3,910,500	—
Melissa & Doug, LLC	Consumer Goods: Durable	Senior Secured First Lien Term Loans(6) LIBOR + 4.500%, 1.000% Floor	6/19/2024	1,500,000	1,492,500	1,516,875	24,375
MH SUB I, LLC	Services: Consumer	Senior Secured Second Lien Term Loans(6) LIBOR + 7.500%, 1.000% Floor	9/15/2025	1,950,000	1,930,500	1,932,119	1,619
MH SUB I, LLC	Services: Consumer	Senior Secured First Lien Term Loans(6) LIBOR + 3.750%, 1.000% Floor	9/13/2024	6,600,000	6,567,000	6,555,978	(11,022)
MPH Acquisition Holdings LLC	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loans(6) LIBOR + 3.000%, 1.000% Floor	6/7/2023	4,721,347	4,707,708	4,755,293	47,585
MWI Holdings, Inc.	Capital Equipment	Senior Secured First Lien Term Loans(6) LIBOR + 5.500%, 1.000% Floor	6/29/2020	3,960,000	3,920,400	3,960,000	39,600
Neustar, Inc.	High Tech Industries	Senior Secured First Lien Term Loans(3)(6) LIBOR + 3.750%, 1.000% Floor	3/1/2024	2,000,000	1,990,000	2,014,160	24,160
Neustar, Inc.	High Tech Industries	Senior Secured Second Lien Term Loans(3)(6) LIBOR + 8.000%, 1.000% Floor	3/1/2025	1,000,000	985,000	1,010,000	25,000
New Media Holdings II LLC	Media: Advertising, Printing & Publishing	Senior Secured First Lien Term Loans(4) LIBOR + 6.250%, 1.000% Floor	6/4/2020	947,570	949,939	947,570	(2,369)
Nine West Holdings, Inc.	Consumer Goods: Non-durable	Senior Secured First Lien Term Loans(6) LIBOR + 3.750%, 1.000% Floor	10/8/2019	5,758,716	5,744,319	4,843,080	(901,239)
Petco Animal Supplies, Inc.	Retail	Senior Secured First Lien Term Loans(6) LIBOR + 3.000%, 1.000% Floor	1/26/2023	8,877,505	8,739,703	7,305,477	(1,434,226)
PetroChoice Holdings, Inc.	Chemicals, Plastics & Rubber	Senior Secured First Lien Term Loans(5) LIBOR + 4.500%, 1.000% Floor	8/22/2022	4,974,684	4,974,684	4,974,684	—
Resolute Investment Managers, Inc.	Banking, Finance, Insurance & Real Estate	Senior Secured First Lien Term Loans(6) LIBOR + 4.250%, 1.000% Floor	4/30/2022	1,924,735	1,918,793	1,943,983	25,190
Rough Country, LLC	Automotive	Senior Secured First Lien Term Loans(4) LIBOR + 4.500%, 1.000% Floor	5/25/2023	2,950,000	2,920,500	2,920,500	—
SCS Holdings I Inc.	Wholesale	Senior Secured First Lien Term Loans(4) LIBOR + 4.250%, 1.000% Floor	10/31/2022	1,405,036	1,401,524	1,419,087	17,563
SESAC Holdco II LLC	Media: Broadcasting & Subscription	Senior Secured Second Lien Term Loans(4) LIBOR + 7.250%, 1.000% Floor	2/24/2025	2,000,000	1,980,000	1,985,000	5,000

Company(1)	Industry	Type of Investment	Maturity	Par Amount	Initial Notional Cost(2)	Fair Value	Unrealized Appreciation/ (Depreciation)
Silversea Cruise Finance Ltd.	Hotel, Gaming & Leisure	Senior Secured First Lien Notes 7.250%	2/1/2025	1,000,000	1,000,000	1,071,250	71,250
Sparta Systems, Inc.	High Tech Industries	Senior Secured First Lien Term Loans(6) LIBOR + 4.000%, 1.000% Floor	8/21/2024	5,000,000	4,987,500	5,006,250	18,750
Sundial Group Holdings LLC	Services: Consumer	Senior Secured First Lien Term Loans(4) LIBOR + 4.750%, 1.000% Floor	8/15/2024	5,000,000	4,925,000	4,925,000	—
Sungard Availability Services Capital Inc.	Services: Business	Senior Secured First Lien Term Loans(4) LIBOR + 7.000%, 1.000% Floor	9/29/2021	7,989,438	7,956,046	7,430,177	(525,869)
Tensar Corporation	Capital Equipment	Senior Secured First Lien Term Loans(6) LIBOR + 4.750%, 1.000% Floor	7/9/2021	11,114,962	11,003,812	10,309,127	(694,685)
TouchTunes Interactive Networks, Inc.	Media: Diversified & Production	Senior Secured First Lien Term Loans(6) LIBOR + 4.750%, 1.000% Floor	5/28/2021	947,583	953,505	953,552	47
TCH-2 Holdings, LLC	Hotel, Gaming & Leisure	Senior Secured First Lien Term Loans(4) LIBOR + 4.000%, 1.250% Floor	5/6/2021	3,193,700	3,161,763	3,205,677	43,913
Traverse Midstream Partners LLC	Energy: Oil & Gas	Senior Secured First Lien Term Loans(6) LIBOR + 4.000%, 1.000% Floor	9/27/2024	1,950,000	1,940,250	1,969,500	29,250
tronc, Inc.	Media: Advertising, Printing & Publishing	Senior Secured First Lien Term Loans(3)(4) LIBOR + 4.750%, 1.000% Floor	8/4/2021	6,708,333	6,641,250	6,750,260	109,010
UFC Holdings, LLC	Hotel, Gaming & Leisure	Senior Secured Second Lien Term Loans(4) LIBOR + 7.500%, 1.000% Floor	8/18/2024	500,000	495,000	507,000	12,000
US Shipping Partners LP	Transportation: Cargo	Senior Secured First Lien Term Loans(4) LIBOR + 4.250%, 1.000% Floor	6/26/2021	1,688,831	1,676,165	1,427,062	(249,103)
VCVH Holding Corp.	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loans(6) LIBOR + 5.000%, 1.000% Floor	6/1/2023	990,000	980,100	988,614	8,514
Veresen Midstream Limited Partnership	Energy: Oil & Gas	Senior Secured First Lien Term Loans(3)(4) LIBOR + 3.500%, 1.000% Floor	3/31/2022	2,969,620	2,933,688	2,991,892	58,205
Total				220,805,243	218,959,901	212,874,898	(6,085,003)
Total accrued interest income, net of expenses							601,409
Total unrealized depreciation on total return swap							$(5,483,594)
 _____________________________

(1)	All investments are domiciled in the United States except for Livingston International, Inc., which is domiciled in Canada. All foreign investments are denominated in US Dollars.

(2)	Represents the initial amount of par of an investment in which the TRS is referenced.

(3)	The investment is not a qualifying asset under the 1940 Act.

(4)
The interest rate on these loans is subject to a base rate plus 1 Month (“1M”) LIBOR, which at September 30, 2017 was 1.23%. As the interest rate is subject to a minimum LIBOR floor which was greater than the 1M LIBOR rate at September 30, 2017, the prevailing rate in effect at September 30, 2017 was the base rate plus the LIBOR floor.

(5)
The interest rate on these loans is subject to a base rate plus 2 Month (“2M”) LIBOR, which at September 30, 2017 was 1.27%. As the interest rate is subject to a minimum LIBOR floor which was greater than the 2M LIBOR rate at September 30, 2017, the prevailing rate in effect at September 30, 2017 was the base rate plus the LIBOR floor.

(6)
The interest rate on these loans is subject to a base rate plus 3 Month (“3M”) LIBOR, which at September 30, 2017 was 1.33%. As the interest rate is subject to a minimum LIBOR floor which was greater than the 3M LIBOR rate at September 30, 2017, the prevailing rate in effect at September 30, 2017 was the base rate plus the LIBOR floor.

The following is a summary of the TRS reference assets as of December 31, 2016:

Company(1)	Industry	Type of Investment	Maturity	Par Amount	Initial Notional Cost(2)	Fair Value	Unrealized Appreciation/(Depreciation)
Acrisure, LLC	Banking, Finance, Insurance & Real Estate	Senior Secured First Lien Term Loans(7) LIBOR + 4.750%, 1.000% Floor	11/22/2023	$2,500,000	$2,475,000	$2,527,350	$52,350
Albertson's LLC	Retail	Senior Secured First Lien Term Loans(3)(5) LIBOR + 3.000%, 0.750% Floor	8/25/2021	2,000,000	2,000,000	2,022,080	22,080
AMC Entertainment Holdings, Inc.	Hotel, Gaming & Leisure	Senior Secured First Lien Term Loans(5) LIBOR + 2.750%, 0.750% Floor	12/15/2023	2,000,000	1,995,000	2,018,500	23,500
AMF Bowling Centers, Inc	Services: Consumer	Senior Secured First Lien Term Loans(7) LIBOR + 5.000%, 1.000% Floor	9/19/2023	6,842,500	6,739,863	6,821,151	81,288
Amplify Snack Brands, Inc.	Beverage & Food	Senior Secured First Lien Term Loans(7) LIBOR + 5.500%, 1.000% Floor	9/2/2023	3,000,000	2,970,000	2,912,490	(57,510)
Answsers Corporation	High Tech Industries	Senior Secured First Lien Term Loans(5) LIBOR + 5.250%, 1.000% Floor	10/1/2021	14,775,000	14,257,875	7,313,625	(6,944,250)
ANVC Merger Corp.	Aerospace & Defense	Senior Secured First Lien Term Loans(7) LIBOR + 4.500%, 1.000% Floor	2/18/2021	4,691,841	4,644,923	4,656,653	11,730
AP Gaming I, LLC	Hotel, Gaming & Leisure	Senior Secured First Lien Term Loans(7) LIBOR + 8.250%, 1.000% Floor	12/21/2020	10,645,102	10,476,828	10,574,099	97,271
Astro AB Borrower, Inc.	Banking, Finance, Insurance & Real Estate	Senior Secured First Lien Term Loans(7) LIBOR + 4.500%, 1.000% Floor	4/30/2022	965,761	960,932	974,211	13,279
Asurion, LLC	Banking, Finance, Insurance & Real Estate	Senior Secured First Lien Term Loans(5) LIBOR + 3.750%, 1.000% Floor	11/3/2023	1,000,000	995,000	1,013,750	18,750
Atkore International, Inc	Wholesale	Senior Secured First Lien Term Loans(3)(7) LIBOR + 3.000%, 1.000% Floor	12/22/2023	3,000,000	2,992,500	3,022,500	30,000
ConvergeOne Holdings Corp.	Telecommunications	Senior Secured First Lien Term Loans(7) LIBOR + 5.375%, 1.000% Floor	6/17/2020	2,500,000	2,462,500	2,487,500	25,000
CSP Technologies North America, LLC	Containers, Packaging & Glass	Senior Secured First Lien Term Loans(7) LIBOR + 6.000%, 1.000% Floor	1/29/2022	9,780,882	9,585,265	9,634,169	48,904
Encompass Digital Media, Inc	Media: Broadcasting & Subscription	Senior Secured First Lien Term Loans(7) LIBOR + 4.500%, 1.000% Floor	6/6/2021	4,887,500	4,863,063	4,618,688	(244,375)
EVO Payments International, LLC	Banking, Finance, Insurance & Real Estate	Senior Secured First Lien Term Loans(3) LIBOR + 5.000%, 1.000% Floor	12/22/2023	3,000,000	2,970,000	2,970,000	—
Fieldwood Energy LLC	Energy: Oil & Gas	Senior Secured First Lien Term Loans(7) LIBOR + 7.000%, 1.000% Floor	8/31/2020	1,222,222	1,100,000	1,155,000	55,000
Fieldwood Energy LLC	Energy: Oil & Gas	Senior Secured First Lien Term Loans(7) LIBOR + 7.125%, 1.250% Floor	9/30/2020	1,650,000	1,641,125	1,431,375	(209,750)
Fieldwood Energy LLC	Energy: Oil & Gas	Senior Secured Second Lien Term Loans(7) LIBOR + 7.125%, 1.250% Floor	9/30/2020	2,596,305	2,676,375	1,817,414	(858,961)
First Data Corporation	Banking, Finance, Insurance & Real Estate	Senior Secured First Lien Term Loans(5) LIBOR + 3.000%, 0.000% Floor	7/8/2022	1,000,000	1,000,000	1,010,210	10,210
Flex Acquisition Company, Inc.	Containers, Packaging & Glass	Senior Secured First Lien Term Loans(3)(7) LIBOR + 3.250%, 1.000% Floor	12/29/2023	1,000,000	995,000	1,008,330	13,330
Four Seasons Holdings Inc.	Hotel, Gaming & Leisure	Senior Secured First Lien Term Loans(7) LIBOR + 3.000%, 0.750% Floor	11/30/2023	1,000,000	995,000	1,011,250	16,250
Genex Services, Inc.	Banking, Finance, Insurance & Real Estate	Senior Secured First Lien Term Loans(5) LIBOR + 4.250%, 1.000% Floor	5/28/2021	2,942,374	2,927,662	2,920,306	(7,356)
GTCR Valor Companies, Inc.	Media: Diversified & Production	Senior Secured First Lien Term Loans(7) LIBOR + 6.000%, 1.000% Floor	6/16/2023	4,987,500	4,788,000	4,925,156	137,156
Harbortouch Payments, LLC	Banking, Finance, Insurance & Real Estate	Senior Secured First Lien Term Loans(7) LIBOR + 4.750%, 1.000% Floor	10/13/2023	5,000,000	4,950,000	4,950,000	—

Company(1)	Industry	Type of Investment	Maturity	Par Amount	Initial Notional Cost(2)	Fair Value	Unrealized Appreciation/(Depreciation)
HNC Holdings, Inc.	Construction & Building	Senior Secured First Lien Term Loans(7) LIBOR + 4.500%, 1.000% Floor	10/5/2023	572,000	569,140	577,720	8,580
Hudson Products Holdings Inc	Capital Equipment	Senior Secured First Lien Term Loans(7) LIBOR + 4.000%, 1.000% Floor	3/15/2019	1,862,892	1,853,578	1,632,360	(221,218)
Imagine! Print Solutions, LLC	Media: Advertising, Printing & Publishing	Senior Secured First Lien Term Loans(7) LIBOR + 6.000%, 1.000% Floor	3/30/2022	4,977,182	4,916,266	5,026,954	110,688
Iqor US Inc.	Services: Business	Senior Secured First Lien Term Loans(7) LIBOR + 5.000%, 1.000% Floor	4/1/2021	7,591,111	7,439,289	7,230,533	(208,756)
Isola USA Corp.	High Tech Industries	Senior Secured First Lien Term Loans(7) LIBOR + 8.250%, 1.000% Floor	11/29/2018	3,697,045	3,595,250	3,441,172	(154,078)
J.D. Power and Associates	Services: Consumer	Senior Secured First Lien Term Loans(7) LIBOR + 4.250%, 1.000% Floor	9/7/2023	2,000,000	1,990,000	2,017,500	27,500
Kronos Incorporated	Services: Business	Senior Secured First Lien Term Loans(7) LIBOR + 4.000%, 1.000% Floor	11/1/2023	3,000,000	2,985,000	3,035,160	50,160
Kronos Incorporated	Services: Business	Senior Secured Second Lien Term Loans(7) LIBOR + 8.250%, 1.000% Floor	11/1/2024	2,000,000	1,980,000	2,058,760	78,760
Lightstone HoldCo LLC	Utilities: Electric	Senior Secured First Lien Term Loans(3) LIBOR + 5.500%, 1.000% Floor	1/30/2024	2,739,130	2,684,348	2,769,946	85,598
Lightstone HoldCo LLC	Utilities: Electric	Senior Secured First Lien Term Loans(3) LIBOR + 5.500%, 1.000% Floor	1/30/2024	260,870	255,652	263,804	8,152
Livingston International, Inc.	Transportation: Cargo	Senior Secured Second Lien Term Loans(4)(7) LIBOR + 8.250%, 1.250% Floor	4/17/2020	1,954,783	1,969,443	1,862,321	(107,122)
MPH Acquisition Holdings LLC	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loans(7) LIBOR + 4.000%, 1.000% Floor	6/7/2023	2,870,317	2,855,965	2,917,993	62,028
MWI Holdings, Inc.	Capital Equipment	Senior Secured First Lien Term Loans(7) LIBOR + 5.500%, 1.000% Floor	6/29/2020	3,990,000	3,950,100	3,980,025	29,925
Nine West Holdings, Inc.	Consumer goods: Non-durable	Senior Secured First Lien Term Loans(7) LIBOR + 3.750%, 1.000% Floor	10/8/2019	5,865,000	5,850,338	3,606,975	(2,243,363)
O2 Partners, LLC	Consumer goods: Non-durable	Senior Secured First Lien Term Loans(6) LIBOR + 5.000%, 1.000% Floor	10/7/2022	1,500,000	1,485,000	1,485,000	—
Payless Inc.	Retail	Senior Secured First Lien Term Loans(7) LIBOR + 4.000%, 1.000% Floor	3/11/2021	5,850,000	5,828,063	3,017,606	(2,810,457)
Petco Animal Supplies, Inc.	Retail	Senior Secured First Lien Term Loans(7) LIBOR + 4.000%, 1.000% Floor	1/26/2023	5,940,050	5,821,249	5,965,533	144,284
Polycom, Inc.	Wholesale	Senior Secured First Lien Term Loans(7) LIBOR + 6.500%, 1.000% Floor	9/27/2023	1,946,667	1,868,800	1,953,967	85,167
Preferred Proppants, LLC	Construction & Building	Senior Secured First Lien Term Loans(7) LIBOR + 5.750%, 1.000% Floor	7/27/2020	2,870,178	2,841,476	2,421,713	(419,763)
Press Ganey Holdings, Inc.	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loans(5) LIBOR + 3.250%, 1.000% Floor	10/23/2023	3,000,000	2,985,000	3,015,000	30,000
Press Ganey Holdings, Inc.	Healthcare & Pharmaceuticals	Senior Secured Second Lien Term Loans(5) LIBOR + 7.250%, 1.000% Floor	10/21/2024	6,500,000	6,472,500	6,472,505	5
Rackspace Hosting, Inc.	Services: Business	Senior Secured First Lien Term Loans(3) LIBOR + 3.500%, 1.000% Floor	11/3/2023	1,000,000	1,000,000	1,000,000	—
Rackspace Hosting, Inc.	Services: Business	Senior Secured First Lien Term Loans(7) LIBOR + 4.000%, 1.000% Floor	11/3/2023	2,500,000	2,487,500	2,530,200	42,700
SCS Holdings I Inc.	High Tech Industries	Senior Secured First Lien Term Loans(5) LIBOR + 4.250%, 1.000% Floor	10/30/2022	1,500,000	1,496,250	1,496,250	—

Company(1)	Industry	Type of Investment	Maturity	Par Amount	Initial Notional Cost(2)	Fair Value	Unrealized Appreciation/(Depreciation)
Sungard Availability Services Capital Inc.	Services: Business	Senior Secured First Lien Term Loans(5) LIBOR + 5.000%, 1.000% Floor	4/1/2019	7,989,438	7,956,046	7,716,439	(239,607)
TaxACT Inc.	Banking, Finance, Insurance & Real Estate	Senior Secured First Lien Term Loans(5) LIBOR + 6.000%, 1.000% Floor	1/3/2023	2,705,882	2,634,706	2,705,882	71,176
Tensar Corporation	Capital Equipment	Senior Secured First Lien Term Loans(7) LIBOR + 4.750%, 1.000% Floor	7/9/2021	11,574,536	11,458,791	10,417,083	(1,041,708)
TravelCLICK, Inc	Hotel, Gaming & Leisure	Senior Secured First Lien Term Loans(5) LIBOR + 4.500%, 1.250% Floor	5/6/2021	4,732,805	4,685,477	4,738,721	53,244
tronc, Inc.	Media: Advertising, Printing & Publishing	Senior Secured First Lien Term Loans(4)(5) LIBOR + 4.750%, 1.000% Floor	8/4/2021	7,000,000	6,930,000	6,973,750	43,750
UFC Holdings, LLC	Hotel, Gaming & Leisure	Senior Secured First Lien Term Loans(7) LIBOR + 4.000%, 1.000% Floor	8/18/2023	1,000,000	995,000	1,012,000	17,000
UFC Holdings, LLC	Hotel, Gaming & Leisure	Senior Secured Second Lien Term Loans(7) LIBOR + 7.500%, 1.000% Floor	8/18/2024	500,000	495,000	513,125	18,125
US Shipping Partners LP	Transportation: Cargo	Senior Secured First Lien Term Loans(5) LIBOR + 4.250%, 1.000% Floor	6/26/2021	1,856,284	1,842,362	1,786,673	(55,689)
VCVH Holding Corp.	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loans(7) LIBOR + 5.000%, 1.000% Floor	6/1/2023	997,500	987,525	987,525	—
Veresen Midstream Limited Partnership	Energy: Oil & Gas	Senior Secured First Lien Term Loans(7) LIBOR + 4.250%, 1.000% Floor	3/31/2022	2,992,405	2,956,197	3,009,851	53,654
Victory Capital Operating, LLC	Banking, Finance, Insurance & Real Estate	Senior Secured First Lien Term Loans(7) LIBOR + 7.500%, 1.000% Floor	10/29/2021	1,625,357	1,600,977	1,641,611	40,634
Vistra Operations Company LLC	Energy: Electricity	Senior Secured First Lien Term Loans(7) LIBOR + 4.000%, 1.000% Floor	8/4/2023	3,257,143	3,224,571	3,294,307	69,736
Vistra Operations Company LLC	Energy: Electricity	Senior Secured First Lien Term Loans(7) LIBOR + 4.000%, 1.000% Floor	8/4/2023	742,857	735,429	751,334	15,905
Vistra Operations Company LLC	Energy: Electricity	Senior Secured First Lien Term Loans(3)(5) LIBOR + 3.250%, 0.750% Floor	12/14/2023	1,500,000	1,496,250	1,518,750	22,500
Western Digital Corporation	High Tech Industries	Senior Secured First Lien Term Loans(5) LIBOR + 3.750%, 0.750% Floor	4/29/2023	3,192,000	3,148,110	3,223,920	75,810
YRC Worldwide Inc.	Transportation: Cargo	Senior Secured First Lien Term loans(4)(7) LIBOR + 7.000%, 1.000% Floor	2/13/2019	9,737,187	9,725,122	9,627,643	(97,479)
Total				$230,377,606	$227,513,681	$213,493,418	$(14,020,263)
Total accrued interest income, net of expenses							372,933
Total unrealized depreciation on total return swap							$(13,647,330)
 _____________________________

(1)	All investments are domiciled in the United States except for Livingston International, Inc., which is domiciled in Canada. All foreign investments are denominated in US Dollars.

(2)	Represents the initial amount of par of an investment in which the TRS is referenced.

(3)	The referenced asset or portion thereof is unsettled as of December 31, 2016.

(4)	The investment is not a qualifying asset under the 1940 Act.

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

Note 6. Borrowings
The following table shows the Company's outstanding debt as of September 30, 2017 and December 31, 2016:

	September 30, 2017			December 31, 2016
	Total Commitment	Balance Outstanding	Unused Commitment	Total Commitment	Balance Outstanding	Unused Commitment
ING Credit Facility	$220,000,000	$180,000,000	$40,000,000	$175,000,000	$150,000,000	$25,000,000
Alpine Credit Facility	300,000,000	240,000,000	60,000,000	300,000,000	240,000,000	60,000,000
Total before deferred financing costs	520,000,000	420,000,000	100,000,000	475,000,000	390,000,000	85,000,000
Unamortized deferred financing costs	—	(5,747,434)	—	—	(4,340,533)	—
Total borrowings outstanding, net	$520,000,000	$414,252,566	$100,000,000	$475,000,000	$385,659,467	$85,000,000
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
The ING Credit Facility allows for the Company, at its option, to borrow money at a rate of either (i) an alternate base rate plus 1.50% per annum or (ii) LIBOR plus 2.50% per annum. The interest rate margins are subject to certain step-downs upon the satisfaction of certain conditions described in the Revolving Credit Agreement. The alternate base rate will be the greatest of (i) the U.S. Prime Rate set forth in the Wall Street Journal, (ii) the federal funds effective rate plus 1/2 of 1%, and (iii) three month LIBOR plus 1.00%. As of September 30, 2017 and December 31, 2016, the commitment under the ING Credit Facility was $220,000,000 and $175,000,000, respectively, and the ING Credit Facility includes an accordion feature that allows for potential future expansion of the ING Credit Facility up to a total of $500,000,000. Availability of loans under the ING Credit Facility is linked to the valuation of the collateral pursuant to a borrowing base mechanism.
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
As of September 30, 2017 and December 31, 2016, the carrying amount of the Company’s borrowings under the ING Credit Facility approximated their fair value. The fair value of the Company’s debt obligation is determined in accordance with ASC 820, which defines fair value in terms of the price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The fair value of the Company’s borrowing under the ING Credit Facility is estimated based upon market interest rates of the Company’s borrowing or entities with similar credit risk, adjusted for nonperformance risk, if any. As of September 30, 2017 and December 31, 2016, the ING Credit Facility would be deemed to be Level 3, as defined in Note 4.
As of September 30, 2017 and December 31, 2016, $2,491,430 and $2,746,766, respectively, of financing costs related to the ING Credit Facility have been capitalized and are being amortized over the respective terms. The following table shows additional information about the interest and financing costs related to the ING Credit Facility for the three and nine months ended September 30, 2017 and 2016:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
Interest expense related to the ING Credit Facility	$1,621,142	$1,061,353	$4,086,172	$3,111,502
Financing expenses related to the ING Credit Facility	234,636	190,439	664,086	526,813
Total Interest and financing expenses related to the ING Credit Facility	$1,855,778	$1,251,792	$4,750,258	$3,638,315

Weighted average outstanding debt balance of the ING Credit Facility	$153,260,870	$120,163,043	$137,527,473	$113,576,642
Weighted average interest rate of the ING Credit Facility	4.1%	3.3%	3.9%	3.4%

Alpine Credit Facility
On September 29, 2017, the Company’s wholly-owned, special purpose financing subsidiary, Alpine, amended it's existing revolving credit facility (the “Alpine Credit Facility”) pursuant to an Amended and Restated Loan Agreement (the “Amendment”) with JPMorgan Chase Bank, National Association (“JPMorgan”), as administrative agent and lender, the Financing Providers from time to time party thereto, SIC Advisors, as the portfolio manager, and the Collateral Administrator, Collateral Agent and Securities Intermediary party thereto (the “Loan Agreement”). The Loan Agreement was amended to, among other things, (i) extend the reinvestment period until December 29, 2020, (ii) extend the scheduled termination date until March 29, 2022, (iii) decrease the applicable margin for advances to 2.85% per annum and (iv) increase the compliance condition for net advances to 55% of net asset value. Alpine’s obligations to JPMorgan under the Alpine Credit Facility are secured by a first priority security interest in substantially all of the assets of Alpine, including its portfolio of loans. The obligations of Alpine under the Alpine Credit Facility are non-recourse to the Company.
The Alpine Credit Facility provides for borrowings in an aggregate principal amount up to $300,000,000 on a committed basis. Borrowings under the Alpine Credit Facility are subject to compliance with a NAV coverage ratio with respect to the current value of Alpine’s portfolio and various eligibility criteria must be satisfied with respect to the initial acquisition of each loan in Alpine’s portfolio. Any amounts borrowed under the Alpine Credit Facility will mature, and all accrued and unpaid interest thereunder will be due and payable, on March 29, 2022.
Pricing under the Alpine Credit Facility for each one month calculation period is based on LIBOR for an interest period of one month, plus a spread of 2.85% per annum. If LIBOR is unavailable, pricing will be determined at the prime rate offered by JPMorgan or the federal funds effective rate, plus a spread of 2.85% per annum. Interest is payable monthly in arrears. Alpine is also required to pay a commitment fee of 1.00% on the average daily unused amount of the financing commitments to the extent that $300,000,000 has not been borrowed.
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
As of September 30, 2017 and December 31, 2016, the carrying amount of the Company’s borrowings under the Alpine Credit Facility approximated the fair value of the Company’s debt obligation. The fair value of the Company’s debt obligation is determined in accordance with ASC 820, which defines fair value in terms of the price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The fair value of the Company’s borrowings under the Alpine Credit Facility is estimated based upon market interest rates of the Company’s borrowings or entities with similar credit risk, adjusted for nonperformance risk, if any. As of September 30, 2017 and December 31, 2016, the Alpine Credit Facility would be deemed to be Level 3, as defined in Note 4.
As of September 30, 2017 and December 31, 2016, $3,256,004 and $1,593,767, respectively, of financing costs related to the Alpine Credit Facility has been capitalized and is being amortized over the respective terms. The following table shows additional information about the interest and financing costs related to the Alpine Credit Facility for the three and nine months ended September 30, 2017 and 2016:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
Interest expense related to the Alpine Credit Facility	$2,813,570	$2,371,728	$8,091,502	$6,984,188
Financing expenses related to the Alpine Credit Facility	148,933	146,808	437,763	437,234
Total Interest and financing expenses related to the Alpine Credit Facility	$2,962,503	$2,518,536	$8,529,265	$7,421,422

Weighted average outstanding debt balance of the Alpine Credit Facility	$240,000,000	$240,000,000	$243,406,593	$240,000,000
Weighted average interest rate of the Alpine Credit Facility	4.6%	3.8%	4.4%	3.8%

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
The base management fee is calculated at an annual rate of 1.75% of the Company’s gross assets payable quarterly in arrears. For purposes of calculating the base management fee, the term “gross assets” includes any assets acquired with the proceeds of leverage. "Gross assets" also includes any cash collateral posted with respect to the TRS, adjusted for realized and unrealized appreciation. The base management fee is calculated based on the gross assets at the end of each completed calendar quarter. Base management fees for any partial quarter are appropriately prorated. For the three and nine months ended September 30, 2017, the Company recorded an expense for base management fees of $5,378,233 and $16,036,068, respectively. For the three and nine months ended September 30, 2016, the Company recorded an expense for base management fees of $5,040,490 and $14,790,696, respectively. As of September 30, 2017 and December 31, 2016, the Company recorded a base management fee payable of $5,378,233 and $5,138,107, respectively.
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
For the three and nine months ended September 30, 2017, the Company recorded a Subordinated Incentive Fee on Income of $1,323,999 and $1,872,805, respectively. For the three and nine months ended September 30, 2016, the Company recorded a Subordinated Incentive Fee on Income of $2,372,355 and $7,876,060, respectively. As of September 30, 2017 and December 31, 2016, the Company recorded incentive fees payable of $1,323,999 and $1,405,419, respectively.
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
For the three and nine months ended September 30, 2017 and 2016, the Company recorded no capital gains incentive fee. As of September 30, 2017 and December 31, 2016, the Company recorded no capital gains incentive fee payable.
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

Administration Agreement
On April 5, 2012, the Company entered into an administration agreement (the “Administration Agreement”) with Medley Capital LLC, pursuant to which Medley Capital LLC furnishes the Company with administrative services necessary to conduct its day-to-day operations. On February 28, 2013, Medley Capital LLC entered into a Sub-Administration Agreement with State Street Bank Global Fund Accounting and Custody to perform certain financial, accounting, administrative and other services on behalf of the Company. On March 1, 2017, the Company’s board of directors approved the renewal of the Administration Agreement for an additional one-year term at an in-person meeting. Medley Capital LLC is reimbursed for administrative expenses it incurs on the Company’s behalf in performing its obligations. Such costs are reasonably allocated to the Company on the basis of assets, revenues, time records or other reasonable methods. The Company does not reimburse Medley Capital LLC for any services for which it receives a separate fee or for rent, depreciation, utilities, capital equipment or other administrative items allocated to a controlling person of Medley Capital LLC. For the three and nine months ended September 30, 2017, the Company recorded administrator expenses of $745,817 and $2,333,968, respectively. For the three and nine months ended September 30, 2016, the Company recorded administrator expenses of $780,166 and $1,997,067, respectively. As of September 30, 2017 and December 31, 2016, the Company had $745,817 and $850,678, respectively, in administrator fees payable.

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
For the three and nine months ended September 30, 2017, the Company recorded no Expense Support Reimbursements on the consolidated statements of operations. For the three and nine months ended September 30, 2016, the Company recorded net Expense Support Reimbursements of $5,389,627 and $16,093,129, respectively, on the consolidated statements of operations. Repayments of amounts paid by SIC Advisors to the Company under the Expense Support Agreement will be accrued as they become probable and estimable. As of September 30, 2017 and December 31, 2016, the Company recorded $0 and $7,892,273, respectively, in its consolidated statements of assets and liabilities as due from affiliate relating to the Expense Support Agreement. The Company refers to Expense Support Reimbursements that are eligible for reimbursement to SIC Advisors by virtue of having satisfied the conditions described above as a “Crystalized Reimbursement.” As of September 30, 2017 and December 31, 2016, the Company recorded $0 and $135,784, respectively, of Crystalized Reimbursements, and $0 and $135,784 was included in Due to Affiliate on the respective consolidated statements of assets and liabilities. As of September 30, 2017 and December 31, 2016, the total amounts eligible for reimbursement of the Company to SIC Advisors, net of Crystalized Reimbursements was $26,559,011 and $31,474,331, respectively.
The following table provides information regarding liabilities incurred by SIC Advisors pursuant to the Expense Support Agreement as well as other information relating to the Company’s ability to reimburse SIC Advisors for such payments:

Quarter Ended	Amount of Expense Payment Obligation	Amount Repaid to SIC Advisors	Operating Expense Ratio(1)	Annualized Distribution Rate(2)	Eligible to be Repaid Through
June 30, 2012	$454,874	$454,874	6.13%	8.00%	June 30, 2015
September 30, 2012	437,303	437,303	4.05%	8.00%	September 30, 2015
December 31, 2012	573,733	573,733	3.91%	8.00%	December 31, 2015
March 31, 2013	685,404	685,404	1.71%	8.00%	March 31, 2016
June 30, 2013	732,425	732,425	1.00%	7.84%	June 30, 2016
September 30, 2013(3)	1,262,848	1,078,500	0.83%	7.84%	September 30, 2016
December 31, 2013(3)	1,258,575	—	0.45%	7.84%	December 31, 2016
March 31, 2014(3)	1,177,686	135,784	0.45%	7.80%	March 31, 2017
June 30, 2014(3)	2,143,066	—	0.38%	7.80%	June 30, 2017
September 30, 2014(3)	1,717,593	123,025	0.38%	7.77%	September 30, 2017
December 31, 2014	1,585,471	—	0.47%	8.00%	December 31, 2017
March 31, 2015	1,993,518	—	0.43%	8.00%	March 31, 2018
June 30, 2015	2,148,462	—	0.31%	8.00%	June 30, 2018
September 30, 2015	627,752	—	0.32%	8.25%	September 30, 2018
December 31, 2015	3,974,895	—	0.40%	8.65%	December 31, 2018
March 31, 2016	5,204,896	—	0.37%	8.89%	March 31, 2019
June 30, 2016	5,634,390	—	0.29%	8.89%	June 30, 2019
September 30, 2016	5,389,627	—	0.45%	8.84%	September 30, 2019
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

(3)	The unreimbursed part of the expense payment obligation has expired as of September 30, 2017.

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
Please see footnote 4 to the consolidated schedule of investments as of September 30, 2017 and December 31, 2016 for disclosures regarding securities also held by affiliated funds.

Note 9. Directors Fees
Effective January 1, 2017, each independent director will be compensated as follows: (i) an annual retainer of $85,000; (ii) a fee of $3,000 for each in-person board meeting in which they participate; (iii) a fee of $1,000 for each telephonic board meeting in which they participate; (iv) a fee of $2,500 for each in-person audit committee meeting in which they participate; (v) a fee $1,000 for each telephonic audit committee meeting in which they participate; (vi) a fee of $2,000 for each in-person nominating and corporate governance committee meeting in which they participate; and (vii) a fee of $1,000 for each telephonic nominating and corporate governance committee meeting in which they participate. In addition, each independent director will be reimbursed for reasonable and documented out-of-pocket expenses incurred in connection with attending each board or committee meeting. In addition, the Chair of the audit committee receives an annual retainer of $15,000, while the Chair of any other committee receives an annual retainer of $5,000. The Lead Independent Director receives an annual retainer of $10,000.
Prior to January 1, 2017, each independent director received an annual retainer fee of $50,000, and further received a fee of $4,000 ($2,000 for telephonic attendance) for each regularly scheduled board meeting attended, a fee of $2,000 for each special board meeting and all committee meetings attended, as well as reimbursement of reasonable and documented out-of-pocket expenses incurred in connection with attending each board or committee meeting. For the three and nine months ended September 30, 2017, the Company recorded directors' fees expenses in General and Administrative expenses on the consolidated statement of operations of $89,750 and $299,750, respectively. For the three and nine months ended September 30, 2016, the Company recorded directors' fees expenses in General and Administrative expenses on the consolidated statements of operations of $66,500 and $218,472, respectively.

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
The following table sets forth the computation of the weighted average basic and diluted net increase in net assets per share from operations for the three and nine months ended September 30, 2017 and 2016:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
Net increase in net assets from operations	$3,388,374	$20,834,572	$19,984,135	$51,830,080
Weighted average common shares outstanding	96,474,233	92,516,572	96,078,793	89,015,100
Weighted average basic and diluted earnings per common share	$0.04	$0.23	$0.21	$0.58

Note 11. Commitments
As of September 30, 2017 and December 31, 2016, the Company had $50,564,113 and $26,944,304, respectively, of unfunded commitments under loan and financing agreements. These amounts are primarily composed of commitments for senior secured term loans, revolvers, and additional capital contributions for the Sierra JV. The unrealized gain or loss associated with unfunded commitments is recorded in the financial statements and reflected as an adjustment to the valuation of the related security in the Consolidated Schedule of Investments. The par amount of the unfunded commitments are not recognized by the Company until the commitment is funded.

	As of
	September 30, 2017	December 31, 2016
AAAHI Acquisition Corporation	$1,917,757	$2,219,626
AAR Intermediate Holdings, LLC	628,896	477,961
Barrys Bootcamp Holdings, LLC	7,028,571	—
Black Angus Steakhouses LLC	3,523,387	3,794,643
Central States Dermatology Services, LLC	583,514	—
CP Opco, LLC	348,265	9,291
Elite Comfort Solutions LLC	3,238,955	4,438,616
Engineered Machinery Holdings, Inc.	210,638	—
First Boston Construction Holdings, LLC	—	600,000
Impact Sales, LLC	1,347,656	1,562,500
IOP Monroe Acquisition, Inc.	2,500,000	—
Nuspire, LLC	2,500,000	2,500,000
PT Network, LLC	3,182,083	4,166,667
SavATree, LLC	361,111	—
SFP Holdings, Inc.	3,722,222	—
Sierra Senior Loan Strategy JV I LLC	7,700,000	875,000
SMART Financial Operations, LLC	6,300,000	6,300,000
SRS Software, LLC	5,000,000	—
TwentyEighty, Inc.	471,058	—
Total Commitments	$50,564,113	$26,944,304

Note 12. Fee Income
Fee income consists of origination fees, amendment fees, prepayment fees, administrative agent fees, transaction break-up fees and other miscellaneous fees. Origination fees, prepayment fees, amendment fees, and other similar fees are non-recurring fee sources. Such fees are received on a transaction by transaction basis and do not constitute a regular stream of income. The following table shows the Company’s fee income for the three and nine months ended September 30, 2017 and 2016:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
Origination fee	$754,118	$787,985	$2,611,500	$1,693,342
Prepayment fee	50,000	1,290,750	489,434	2,548,396
Amendment fee	395,593	273,566	849,730	774,628
Administrative agent fee	28,420	47,721	100,539	47,721
Other fees	—	64,012	17,092	93,700
Fee income	$1,228,131	$2,464,034	$4,068,295	$5,157,787

Note 13. Distributions and Share Repurchase Program Distributions
Distributions to common stockholders are recorded on the ex-dividend date. The amount to be paid out as a distribution is determined by the Company’s board of directors.
The Company has adopted an “opt in” distribution reinvestment plan (“DRIP”) pursuant to which the Company’s common stockholders may elect to have the full amount of any cash distributions reinvested in additional shares of the Company’s common stock. On June 30, 2017, the Board approved an amendment to the DRIP, pursuant to which the number of newly-issued shares of the Company’s common stock to be issued to a participating stockholder shall be determined by dividing the total dollar amount of the distribution payable to such stockholder by a price equal to 94.5%, rather than 90%, of the Company’s then current offering price. The Company amended the DRIP as a result of the Company’s recently revised fee structure, which went into effect on June 16, 2017. Under the Company’s new fee structure the upfront selling commission was reduced from 7.00% of gross proceeds to up to 3.00% of gross proceeds and the dealer manager fee was reduced from 2.75% of gross proceeds to up to 2.50% of gross proceeds. As a result, if the Company declares a cash dividend or other distribution, each stockholder that has “opted in” to the Company’s reinvestment plan will have their distributions automatically reinvested in additional shares of the Company’s common stock rather than receiving cash distributions. Stockholders who receive distributions in the form of shares of common stock will be subject to the same federal, state and local tax consequences as if they received cash distributions. For the nine months ended September 30, 2017, the Company distributed a total of $46,082,836, of which $25,118,175 was in cash and $20,964,661 was in the form of common stock associated with the DRIP. For the nine months ended September 30, 2016, the Company distributed a total of $53,464,883, of which $28,108,664, was in cash and $25,356,219 was in the form of common stock associated with the DRIP.
The following table reflects the cash distributions per share that the Company has declared or paid to its stockholders for the current and prior fiscal years. Stockholders of record as of each respective record date were entitled to receive the distribution.

Record Date	Payment Date	Amount per share
January 15 and 29, 2016	January 29, 2016	$0.03333
February 12 and 29, 2016	February 29, 2016	0.03333
March 15 and 31, 2016	March 31, 2016	0.03333
April 15 and 29, 2016	April 29, 2016	0.03333
May 13 and 31, 2016	May 31, 2016	0.03333
June 15 and 30, 2016	June 30, 2016	0.03333
July 15 and 29, 2016	July 29, 2016	0.03333
August 15 and 31, 2016	August 31, 2016	0.03333
September 15 and 30, 2016	September 30, 2016	0.03333
October 14 and 31, 2016	October 31, 2016	0.02667
November 15 and 30, 2016	November 30, 2016	0.02667
December 15 and 30, 2016	December 31, 2016	0.02667
January 13 and 31, 2017	January 31, 2017	0.02667
February 15 and 28, 2017	February 28, 2017	0.02667
March 15 and 31, 2017	March 31, 2017	0.02667
April 14 and 28, 2017	April 28, 2017	0.02667
May 15 and 31, 2017	May 31, 2017	0.02667
June 15 and 30, 2017	June 30, 2017	0.02667
July 14 and 31, 2017	July 31, 2017	0.02667
August 15 and 31, 2017	August 31, 2017	0.02667
September 15 and 29, 2017	September 29, 2017	0.02667

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
The following table reflects activity under the Company’s Share Repurchase Program:

Offer Date	Quantity Offered	Price per Share	Repurchase Date	Repurchase Quantity
6/4/2013	16,652	$9.18	—	—
8/8/2013	32,627	9.13	9/27/2013	3,642
11/7/2013	60,966	9.14	12/19/2013	5,826
3/12/2014	120,816	9.18	4/25/2014	9,835
5/6/2014	199,476	9.20	6/13/2014	17,777
8/5/2014	294,068	9.25	9/12/2014	35,887
11/5/2014	411,894	9.22	12/24/2014	411,894
3/4/2015	535,571	8.97	4/24/2015	68,472
5/6/2015	620,420	8.98	6/24/2015	90,916
8/5/2015	727,654	8.96	9/29/2015	328,353
11/3/2015	853,688	8.56	12/23/2015	285,559
3/2/2016	959,436	8.16	4/29/2016	959,436
5/5/2016	1,005,447	8.04	6/30/2016	855,215
8/4/2016	1,048,412	8.11	9/28/2016	1,048,407
11/25/2016	1,077,370	8.14	12/27/2016	1,077,352
4/4/2017	871,815	8.17	5/4/2017	871,806
5/23/2017	876,277	8.10	6/23/2017	876,254
8/24/2017	870,360	8.02	9/25/2017	870,337
In the event of the death or disability of a stockholder, the Company will repurchase the shares held by such stockholder at a price equal to the NAV per share of our shares as disclosed in the periodic report the Company files with the SEC immediately following the date of the death or disability of such stockholder. During the three and nine months ended September 30, 2017, the Company repurchased 64,880 and 100,213 shares, respectively, of certain shareholders due to death. During the three and nine months ended September 30, 2016, the Company repurchased 1,373 and 2,362 shares, respectively, of certain shareholders due to death.

Note 14. Financial Highlights
The following is a schedule of financial highlights of the Company for the nine months ended September 30, 2017 and 2016:

	2017	2016
Per Share Data:(1)
Net asset value at beginning of period	$8.17	$8.16
Net investment income	0.40	0.52
Net realized gains/(losses) on investments and total return swap	(0.24)	(0.07)
Net unrealized appreciation/(depreciation) on investments and total return swap	0.04	0.13
Net increase in net assets	$0.20	$0.58
Distributions from return of capital	—	—
Distributions declared from net investment income(2)	(0.48)	(0.60)
Distributions from net realized capital gains	—	—
Total distributions to shareholders	$(0.48)	$(0.60)
Issuance of common shares above net asset value(3)	—	—
Net asset value at end of period	$7.89	$8.14
Total return based on net asset value(4)(5)(6)	2.56%	7.42%
Portfolio turnover rate(6)	24.47%	19.82%
Shares outstanding at end of period	96,300,123	93,716,607
Net assets at end of period	$763,961,571	$763,129,940
Ratio/Supplemental Data (annualized):
Ratio of net investment income to average net assets(5)	6.90%	9.07%
Ratio of net expenses (including incentive fees) to average net assets(5)	6.71%	4.53%
Ratio of incentive fees to average net assets (6)	0.24%	1.10%
Supplemental Data (annualized):
Asset coverage ratio per unit(7)	$2,345	$2,585
Percentage of non-recurring fee income(8)	6.75%	6.98%
Ratio of net expenses (excluding incentive fees) to average net assets	6.47%	3.43%
Ratio of interest related expenses to average net assets	2.11%	1.88%
 ________________________________

(1)	The per share data was derived by using the weighted average shares outstanding during the nine months ended September 30, 2017 and 2016, which were 96,078,793 and 89,015,100 respectively.

(2)	The per share data for distributions is the actual amount of paid distributions per share during the period.

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

(5)
Total returns, ratios of net investment income and ratios of gross expenses to average net assets for the nine months ended September 30, 2016, prior to the effect of the Expense Support Agreement were as follows: total return 5.14% and ratio of net investment income: 6.15% and ratio of net expenses to average net assets: 7.62%, respectively.

(6)	Not annualized.

(7)
Asset coverage per unit is the ratio of the carrying value of the Company's total consolidated assets for regulatory purposes, which includes the underlying fair value of net TRS, less all liabilities and indebtedness not represented by senior securities to the aggregate amount of Senior Securities representing indebtedness and the implied leverage on the TRS. Asset coverage per unit is expressed in terms of dollars per $1,000 of indebtedness. As of September 30, 2017 and 2016, the Company's Asset Coverage Per Unit including unfunded commitments was $2,153 and $2,528, respectively.

(8)	Represents the impact of non-recurring fees over total investment income.

Note 15. Subsequent Events
Management has evaluated subsequent events through the date of issuance of the consolidated financial statements included herein. There have been no subsequent events that occurred during such period that would require disclosure in this Form 10-Q or would be required to be recognized in the consolidated financial statements as of and for the nine months ended September 30, 2017, except as disclosed below.
On October 4, 2017, the Company, SIC Advisors and certain of our affiliates received an exemptive order that supersedes the Exemptive Order (the “New Exemptive Order”) and allows, in addition to the entities already covered by the Exemptive Order, Medley LLC and its subsidiary, Medley Capital LLC, to the extent they hold financial assets in a principal capacity, and any direct or indirect, wholly- or majority-owned subsidiary of Medley LLC that is formed in the future, to participate in co-investment transactions with us that would otherwise be prohibited by either or both of Sections 17(d) and 57(a)(4) of the 1940 Act. The terms of the New Exemptive Order are substantially similar to the Exemptive Order.
On October 10, 2017, our board of directors declared a series of semi-monthly distributions for October, November and December 2017 in the amount of $0.02667 per share. These distributions represent an annualized yield of 7.49% based on our then-current offering price of $8.55 per share. Stockholders of record as of each respective record date will be entitled to receive the distribution. Below are the details for each respective distribution:

Record Date	Payment Date	Amount per share
October 13 and 31, 2017	October 31, 2017	$0.02667
November 15 and 30, 2017	November 30, 2017	0.02667
December 15 and 29, 2017	December 29, 2017	0.02667

The Company issued common shares and received gross proceeds of $2.0 million subsequent to September 30, 2017 through November 6, 2017.

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

Portfolio and Investment Activity
The following table shows the amortized cost and the fair value of our investment portfolio as of September 30, 2017:

	Amortized Cost	Percentage	Fair Value	Percentage
Senior secured first lien term loans	$572,860,454	51.4%	$553,428,971	51.9%
Senior secured second lien term loans	304,081,717	27.3	285,048,102	26.7
Senior secured first lien notes	53,951,323	4.8	52,850,766	5.0
Subordinated notes	74,393,199	6.7	71,311,459	6.7
Sierra Senior Loan Strategy JV I LLC	72,991,250	6.5	72,086,943	6.8
Warrants/equity	36,522,102	3.3	32,335,851	3.0
Total	$1,114,800,045	100.0%	$1,067,062,092	100.0%
As of September 30, 2017, our income-bearing investment portfolio, which represented 94.6% of our total portfolio, had a weighted average yield based upon the cost of our investment portfolio of 9.2%, and 9.7% of our income-bearing portfolio bore interest based on fixed rates, while 90.3% of our income-bearing portfolio bore interest at floating rates, such as LIBOR.
For the three months ended September 30, 2017, we invested $48.1 million of principal in directly originated transactions across 10 portfolio companies and $68.2 million of principal in syndicated transactions across 14 portfolio companies. As of September 30, 2017, the investment portfolio was comprised of $906.3 million of principal in directly originated transactions across 75 portfolio companies and $219.9 million of principal in syndicated transactions across 41 portfolio companies.

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
The following table shows weighted average current yield to maturity, including the yield of cash collateral on the TRS, based on fair value as of September 30, 2017 and December 31, 2016:

	September 30, 2017		December 31, 2016
	Percentage of Total Investments	Weighted Average Current Yield for Total Investments	Percentage of Total Investments	Weighted Average Current Yield for Total Investments
Senior secured first lien term loans	50.0%	9.1%	48.1%	9.5%
Senior secured first lien notes	4.8	10.3	7.0	8.8
Senior secured second lien term loans	25.7	10.0	25.3	10.7
Subordinated notes	6.4	13.8	5.4	17.0
Sierra Senior Loan Strategy JV I LLC	6.5	10.5	5.9	10.3
Warrants/Equity	6.6	13.5	8.3	12.5
Total	100.0%	10.1%	100.0%	10.4%

The following table shows the portfolio composition by industry grouping, including the TRS underlying loans, based on fair value as of September 30, 2017:

Industry Classification	Investments at Fair Value(1)	Percentage of Total Portfolio(1)	Value of TRS Underlying Loans	Percentage of TRS Underlying Loans	Total Investments at Fair Value including the value of TRS Underlying Loans	Percentage of Total Portfolio Including the value of TRS Underlying Loans
Services: Business	$159,677,377	15.0%	$16,975,860	8.0%	$176,653,237	13.8%
Multi-Sector Holdings	143,398,402	13.4	—	—	143,398,402	11.2
Healthcare & Pharmaceuticals	85,276,518	8.0	24,771,298	11.6	110,047,816	8.6
Banking, Finance, Insurance & Real Estate	74,791,174	7.0	17,363,454	8.2	92,154,628	7.2
Aerospace & Defense	82,024,806	7.7	4,666,436	2.2	86,691,242	6.8
Hotel, Gaming & Leisure	63,094,334	5.9	13,749,427	6.5	76,843,761	6.0
High Tech Industries	53,978,631	5.1	20,172,985	9.5	74,151,616	5.8
Construction & Building	68,939,049	6.5	—	—	68,939,049	5.4
Energy: Oil & Gas	35,461,384	3.3	8,184,031	3.8	43,645,415	3.4
Transportation: Cargo	38,717,742	3.6	3,342,554	1.6	42,060,296	3.3
Media: Advertising, Printing & Publishing	25,682,164	2.4	13,622,981	6.4	39,305,145	3.1
Retail	29,526,830	2.8	7,305,477	3.4	36,832,307	2.9
Capital Equipment	14,660,612	1.4	20,288,939	9.5	34,949,551	2.7
Chemicals, Plastics & Rubber	28,718,889	2.7	4,974,684	2.3	33,693,573	2.6
Services: Consumer	8,631,157	0.8	18,313,597	8.6	26,944,754	2.1
Telecommunications	21,722,937	2.0	4,142,447	1.9	25,865,384	2.0
Automotive	18,884,012	1.8	2,920,500	1.4	21,804,512	1.7
Metals & Mining	21,127,331	2.0	—	—	21,127,331	1.7
Media: Broadcasting & Subscription	13,889,508	1.3	6,580,375	3.1	20,469,883	1.6
Beverage & Food	19,006,462	1.8	1,339,640	0.6	20,346,102	1.6
Containers, Packaging & Glass	19,277,831	1.8	—	—	19,277,831	1.5
Media: Diversified & Production	15,910,550	1.5	953,552	0.4	16,864,102	1.3
Wholesale	12,422,565	1.2	3,423,247	1.6	15,845,812	1.2
Consumer Goods: Durable	—	—	11,990,159	5.6	11,990,159	0.9
Transportation: Consumer	7,443,960	0.7	—	—	7,443,960	0.6
Consumer Goods: Non-durable	1,916,200	0.2	4,843,080	2.3	6,759,280	0.5
Utilities: Electric	—	—	2,950,175	1.4	2,950,175	0.2
Environmental Industries	2,881,667	0.3	—	—	2,881,667	0.2
Total	$1,067,062,092	100.0%	$212,874,898	100.0%	$1,279,936,990	100.0%
_______________________

(1)	Does not include TRS underlying loans

The following table shows the portfolio composition by industry grouping, including the TRS underlying loans, based on fair value as of December 31, 2016:

Industry Classification	Investments at Fair Value(1)	Percentage of Total Portfolio(1)	Value of TRS Underlying Loans	Percentage of TRS Underlying Loans	Total Investments at Fair Value including the value of TRS Underlying Loans	Percentage of Total Portfolio Including the value of TRS Underlying Loans
Services: Business	$149,451,149	15.2%	$23,571,092	11.0%	$173,022,241	14.5%
Multi-Sector Holdings	130,182,237	13.3	—	—	130,182,237	10.9
Banking, Finance, Insurance & Real Estate	72,938,844	7.4	20,713,321.0	9.7	93,652,165	7.8
Hotel, Gaming & Leisure	69,640,838	7.1	19,867,696	9.3	89,508,534	7.5
Healthcare & Pharmaceuticals	69,382,894	7.1	13,393,023	6.3	82,775,917	6.9
Aerospace & Defense	70,126,640	7.1	4,656,652	2.2	74,783,292	6.2
Retail	61,292,231	6.2	11,005,219	5.2	72,297,450	6.0
Construction & Building	58,267,425	5.9	2,999,433	1.4	61,266,858	5.1
Transportation: Cargo	28,493,057	2.9	13,276,638.0	6.2	41,769,695	3.5
High Tech Industries	25,888,925	2.6	15,474,967	7.2	41,363,892	3.5
Energy: Oil & Gas	33,048,939	3.4	7,413,640	3.5	40,462,579	3.4
Telecommunications	37,580,414	3.8	2,487,500.0	1.2	40,067,914	3.3
Media: Advertising, Printing & Publishing	19,306,587	2.0	12,000,704.0	5.6	31,307,291	2.6
Capital Equipment	12,088,629	1.2	16,029,467	7.5	28,118,096	2.4
Wholesale	21,660,294	2.2	4,976,467	2.3	26,636,761	2.2
Automotive	24,222,630	2.5	—	—	24,222,630	2.0
Beverage & Food	19,282,080	2.0	2,912,490	1.4	22,194,570	1.9
Media: Diversified & Production	15,733,786	1.6	4,925,156.0	2.3	20,658,942	1.7
Metals & Mining	20,518,139	2.1	—	—	20,518,139	1.7
Media: Broadcasting & Subscription	15,830,498	1.6	4,618,688	2.2	20,449,186	1.7
Chemicals, Plastics & Rubber	15,726,190	1.6	—	—	15,726,190	1.3
Services: Consumer	5,201,522	0.5	8,838,651.0	4.1	14,040,173	1.2
Containers, Packaging & Glass	—	—	10,642,499.0	5.0	10,642,499	0.9
Transportation: Consumer	7,280,374	0.7	—	—	7,280,374	0.6
Energy: Electricity	—	—	5,564,390.0	2.6	5,564,390	0.5
Consumer goods: Non-Durable	—	—	5,091,975.0	2.4	5,091,975	0.4
Utilities: Electric	—	—	3,033,750.0	1.4	3,033,750	0.3
Total	$983,144,322	100.0%	$213,493,418	100.0%	$1,196,637,740	100.0%
_______________________

(1)	Does not include TRS underlying loans
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

The following table shows the distribution of our investment portfolio, not including cash and cash equivalents, on the 1 to 5 investment credit rating scale at fair value as of September 30, 2017 and December 31, 2016:

	September 30, 2017		December 31, 2016
Investment Credit Rating	Investments at Fair Value	Percentage	Investments at Fair Value	Percentage
1	$35,899,629	3.4%	$57,356,293	5.8%
2	872,752,279	81.8	798,629,992	81.2
3	104,027,251	9.7	77,762,796	7.9
4	34,825,963	3.3	35,294,284	3.6
5	19,556,970	1.8	14,100,957	1.4
Total	$1,067,062,092	100.0%	$983,144,322	100.0%
Results of Operations
The following table shows operating results for the three and nine months ended September 30, 2017 and 2016:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
Total investment income	$27,640,738	$25,148,661	$78,575,554	$73,172,215
Total expenses, net	14,139,018	9,538,699	39,218,902	26,880,838
Net investment income	13,501,720	15,609,962	39,356,652	46,291,377
Net realized gain/(loss) from investments and total return swap	(2,140,704)	(10,469,065)	(22,951,047)	(6,219,699)
Net change in unrealized appreciation/(depreciation) on investments and total return swap	(8,121,591)	15,521,547	3,763,899	11,665,907
Change in provision for deferred taxes on unrealized gain on investments	148,949	172,128	(185,369)	92,495
Net increase in net assets resulting from operations	$3,388,374	$20,834,572	$19,984,135	$51,830,080

Investment Income
Total investment income increased $2,492,077, or 9.9%, to $27,640,738 for the three months ended September 30, 2017, compared to $25,148,661 for the three months ended September 30, 2016. Total investment income consisted primarily of portfolio interest, which increased $3,517,090, or 15.5%, to $26,362,875 for the three months ended September 30, 2017, compared to $22,658,463 for the three months ended September 30, 2016. This increase was primarily due to a $114 million, or 11.5%, increase in our average investment portfolio. Fee income decreased $1,235,903, or 50.2%, to $1,228,131 for the three months ended September 30, 2017, compared to $2,464,034 for the three months ended September 30, 2016, primarily due to a decrease in fees associated with loan originations and loan prepayments.
Total investment income increased $5,403,339, or 7.4%, to $78,575,554 for the nine months ended September 30, 2017, compared to $73,172,215 for the nine months ended September 30, 2016. Total investment income consisted primarily of portfolio interest, which increased $6,455,402, or 9.5%, to $74,421,996 for the nine months ended September 30, 2017, compared to $67,966,594 for the nine months ended September 30, 2016. This increase was primarily due to a $95.3 million, or 9.8%, increase in our average investment portfolio. Fee income decreased $1,089,492, or 21.1%, to $4,068,295 for the nine months ended September 30, 2017, compared to $5,157,787 for the nine months ended September 30, 2016, primarily due to an increase in fees associated with loan originations and loan prepayments.

Operating Expenses
The following table shows operating expenses for the three and nine months ended September 30, 2017 and 2016 :

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
Base management fees	$5,378,233	$5,040,490	$16,036,068	$14,790,696
Interest expenses	4,434,712	3,433,081	12,177,674	10,095,690
Incentive fees	1,323,999	2,372,355	1,872,805	7,876,060
General and administrative expenses	1,295,253	1,655,295	3,783,340	4,331,001
Administrator expenses	745,817	780,166	2,333,968	1,997,067
Offering costs	545,959	703,075	1,367,343	2,074,035
Professional fees	415,045	943,864	1,647,704	1,809,418
Total expenses	14,139,018	14,928,326	39,218,902	42,973,967
Expense support reimbursement	—	(5,389,627)	—	(16,093,129)
Total expenses, net of expense support reimbursement	$14,139,018	$9,538,699	$39,218,902	$26,880,838
Total expenses decreased $789,308, or 5.3%, to $14,139,018 for the three months ended September 30, 2017, as compared to $14,928,326 for the three months ended September 30, 2016, primarily due to lower incentive fees. Total expenses decreased $3,755,065, or 8.7%, to $39,218,902 for the nine months ended September 30, 2017, as compared to $42,973,967 for the nine months ended September 30, 2016, primarily due to lower incentive fees.
Base management fees increased $337,743, or 6.7%, to $5,378,233 for the three months ended September 30, 2017, as compared to $5,040,490 for the three months ended September 30, 2016, primarily due to an increase in our gross assets of $67 million, or 5.7%. Base management fees increased $1,245,372, or 8.4%, to $16,036,068 for the nine months ended September 30, 2017, as compared to $14,790,696 for the nine months ended September 30, 2016, primarily due to an increase in our average gross assets of $78 million, or 6.9%.
Interest expenses increased $1,001,631, or 29.2%, to $4,434,712 for the three months ended September 30, 2017, as compared to $3,433,081 for the three months ended September 30, 2016, primarily due to an increase in the weighted average outstanding debt balance of our credit facilities of $55,219,780, or a 16.6% increase. Interest expenses increased 2,081,984, or 20.6%, to $12,177,674 for the nine months ended September 30, 2017, as compared to $10,095,690 for the nine months ended September 30, 2016, primarily due to an increase in the weighted average interest rate on our credit facilities of 0.7%, or a 21.2% increase.

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
As of September 30, 2017 and December 31, 2016, we recorded $0 and $7,892,273, respectively, in our consolidated statement of assets and liabilities as due from affiliate relating to the Expense Support Agreement.
Net Realized Gains/Losses from Investments
We measure realized gains or losses by the difference between the net proceeds from the disposition and the amortized cost basis of an investment, without regard to unrealized gains or losses previously recognized. For the three and nine months ended September 30, 2017, we recognized net realized gain/(loss) of $(2,140,704) and $(22,951,047), respectively, primarily due to certain non-cash restructuring transactions net of realized gains on the TRS. For the three and nine months ended September 30, 2016, we recognized net realized gain/(loss) of $(10,469,065) and $(6,219,699), respectively, primarily due to certain non-cash restructuring transactions net of realized gains on the TRS.
Net Unrealized Appreciation/Depreciation on Investments
Net change in unrealized appreciation/depreciation on investments reflects the net change in the fair value of our total investments including the total return swap and provision for deferred taxes. For the three and nine months ended September 30, 2017, we recorded a net change in unrealized appreciation/(depreciation) of $(7,972,642) and $3,578,530, respectively. For the three and nine months ended September 30, 2016, we recorded a net change in unrealized appreciation/(depreciation) of $15,693,675 and $11,758,402, respectively.

Changes in Net Assets from Operations
For the three and nine months ended September 30, 2017, we recorded a net increase in net assets resulting from operations of $3,388,374 and $19,984,135, respectively. Based on 96,474,233 and 96,078,793 weighted average common shares outstanding for the three and nine months ended September 30, 2017, respectively, our per share net increase in net assets resulting from operations was $0.04 and $0.21, respectively. For the three and nine months ended September 30, 2016, we recorded a net increase in net assets resulting from operations of $20,834,572 and $51,830,080, respectively. Based on 92,516,572 and 89,015,100 weighted average common shares outstanding for the three and nine months ended September 30, 2016, respectively, our per share net increase in net assets resulting from operations was $0.23 and $0.58, respectively.

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
As of September 30, 2017 and December 31, 2016, we had $82,699,636 and $99,400,794, respectively, in cash and cash equivalents. In the future, we may generate cash from future offerings of securities, future borrowings and cash flows from operations, including interest earned from the temporary investment of cash in U.S. government securities and other high-quality debt investments that mature in one year or less. Our primary use of funds is investments in our targeted asset classes, cash distributions to our stockholders, and other general corporate purposes.
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

The following table shows our net borrowings as of September 30, 2017 and December 31, 2016:

	September 30, 2017			December 31, 2016
	Total Commitment	Balance Outstanding	Unused Commitment	Total Commitment	Balance Outstanding	Unused Commitment
ING Credit Facility	$220,000,000	$180,000,000	$40,000,000	$175,000,000	$150,000,000	$25,000,000
Alpine Credit Facility	300,000,000	240,000,000	60,000,000	300,000,000	240,000,000	60,000,000
Total before deferred financing costs	520,000,000	420,000,000	100,000,000	475,000,000	390,000,000	85,000,000
Unamortized deferred financing costs	—	(5,747,434)	—	—	(4,340,533)	—
Total borrowings outstanding, net	$520,000,000	$414,252,566	$100,000,000	$475,000,000	$385,659,467	$85,000,000

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
The ING Credit Facility allows for us, at our option, to borrow money at a rate of either (i) an alternate base rate plus 1.50% per annum or (ii) LIBOR plus 2.50% per annum. The interest rate margins are subject to certain step-downs upon the satisfaction of certain conditions described in the Revolving Credit Agreement. The alternate base rate will be the greatest of (i) the U.S. Prime Rate set forth in the Wall Street Journal, (ii) the federal funds effective rate plus 1/2 of 1%, and (iii) three month LIBOR plus 1%. As of September 30, 2017 and December 31, 2016, the commitment under the ING Credit Facility was $220 million and $175 million, respectively, and the ING Credit Facility includes an accordion feature that allows for potential future expansion of the ING Credit Facility up to a total of $500 million. Availability of loans under the ING Credit Facility is linked to the valuation of the collateral pursuant to a borrowing base mechanism.

We are also required to pay a commitment fee to the lenders based on the daily unused portion of the aggregate commitments under the ING Credit Facility. The commitment fee is (i) 1.50% if the used portion of the aggregate commitments is less than or equal to 40%, (ii) 0.75% if the used portion of the aggregate commitments is greater than 40% and less than or equal to 65% or (iii) 0.50% if the used portion of the aggregate commitments is greater than 65%. The ING Credit Facility provides that we may use the proceeds of the facility for general corporate purposes, including making investments in accordance with our investment objective and strategy. As of September 30, 2017, our borrowings under the ING Facility totaled $180,000,000 and were recorded as part of revolving credit facility payable on our consolidated statements of assets and liabilities.
On September 29, 2017, the Company’s wholly-owned, special purpose financing subsidiary, Alpine, amended it's existing revolving credit facility (the “Alpine Credit Facility”) pursuant to an Amended and Restated Loan Agreement (the “Amendment”) with JPMorgan Chase Bank, National Association (“JPMorgan”), as administrative agent and lender, the Financing Providers from time to time party thereto, SIC Advisors, as the portfolio manager, and the Collateral Administrator, Collateral Agent and Securities Intermediary party thereto (the “Loan Agreement”). The Loan Agreement was amended to, among other things, (i) extend the reinvestment period until December 29, 2020, (ii) extend the scheduled termination date until March 29, 2022, (iii) decrease the applicable margin for advances to 2.85% per annum and (iv) increase the compliance condition for net advances to 55% of net asset value. Alpine’s obligations to JPMorgan under the Alpine Credit Facility are secured by a first priority security interest in substantially all of the assets of Alpine, including its portfolio of loans. The obligations of Alpine under the Alpine Credit Facility are non-recourse to the Company.
Borrowings under the Alpine Credit Facility are subject to compliance with a NAV coverage ratio with respect to the current value of Alpine’s portfolio and various eligibility criteria must be satisfied with respect to the initial acquisition of each loan in Alpine’s portfolio. Any amounts borrowed under the Alpine Credit Facility will mature, and all accrued and unpaid interest thereunder will be due and payable, on March 29, 2022. As of September 30, 2017, Alpine’s borrowings under the Alpine Credit Facility totaled $240,000,000 and were recorded as part of revolving credit facility payable on our consolidated statements of assets and liabilities.

Contractual Obligations
The following table shows our payment obligations for repayment of debt, which total our contractual obligations at September 30, 2017:

	Payment Due By Period
	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
ING Credit Facility	$180,000,000	$—	$—	$180,000,000	$—
Alpine Credit Facility	240,000,000	—		240,000,000	—
Total Contractual Obligations	$420,000,000	$—	$—	$420,000,000	$—
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
On September 29, 2017, Arbor entered into the Fifth Amended Confirmation Letter Agreement with Citibank. The Fifth Amended Confirmation Agreement reduces the maximum portfolio notional (determined at the time each such loan becomes subject to the TRS) from $300,000,000 to $180,000,000, through incremental reductions of $60,000,000 on October 3, 2017 and $20,000,000 on each of November 3, 2017, December 3, 2017 and January 3, 2018. The Fifth Amended Confirmation Agreement also decreases the interest rate payable to Citibank from LIBOR plus 1.65% per annum to LIBOR plus 1.60% per annum. Other than the foregoing, the Fifth Amended Confirmation Agreement did not change any of the other material terms of the TRS.
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
Transactions in TRS contracts during the three months ended September 30, 2017 were $3.1 million in realized gains and $2.0 million in unrealized depreciation, which are recorded on the consolidated statements of operations.
Transactions in TRS contracts during the three months ended September 30, 2016 were $0.8 million in realized gains and $5.2 million in unrealized appreciation, which are recorded on the consolidated statements of operations.

Our derivative asset from Citibank, net of amounts available for offset under a master netting agreement as of September 30, 2017, was $1.0 million, which is recorded on the consolidated statements of assets and liabilities as a receivable due on total return swap.
The following table shows the volume of the Company’s derivative transactions for the three and nine months ended September 30, 2017 and 2016:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Average notional par amount of contracts	$246,554,568	$208,253,776	$248,738,019	$210,765,232
On March 27, 2015, the Company and GALIC entered into a limited liability company operating agreement to co-manage Sierra JV. The Company and GALIC have committed to provide $100 million of equity to Sierra JV, with the Company providing $87.5 million and GALIC providing $12.5 million. Sierra JV commenced operations on July 15, 2015. On August 4, 2015, Sierra JV entered into the JV Facility led by Credit Suisse, AG with initial commitments of $100 million. On December 29, 2015, the JV Facility was amended and the commitment increased to $135 million. On March 31, 2017, Credit Suisse, AG assigned its commitment in the JV Facility to Deutsche Bank AG and the JV Facility was amended to increase commitments to $240 million and extend the maturity to March 30, 2022. On May 26, 2017, commitments to the JV facility were increased from $240 million to $250 million. As of September 30, 2017, there was $159.9 million outstanding under the JV Facility and the Sierra JV had total assets at fair value of $241.3 million. As of September 30, 2017, Sierra JV’s portfolio was comprised of 100.0% of senior secured first lien term loans to 49 different portfolio companies with one portfolio company on non-accrual status.
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
Subject to our board of directors’ discretion and applicable legal restrictions, we expect to authorize and pay monthly distributions to our stockholders. Any distributions to our stockholders will be declared out of assets legally available for distribution. We expect to continue making monthly distributions unless our results of operations, our general financial condition, general economic conditions, or other factors prohibit us from doing so. From time to time, but not less than quarterly, we will review our accounts to determine whether distributions to our stockholders are appropriate. We have not established limits on the amount of funds we may use from available sources to make distributions. From the commencement of our offering through September 30, 2016, a portion of our distributions were comprised in part of expense support payments made by SIC Advisors that may be subject to repayment by us within three years of the date of such support payment. The purpose of this arrangement was to cover distributions to stockholders so as to ensure that the distributions did not constitute a return of capital for GAAP purposes. In the future, we may have distributions which could be characterized as a return of capital. Such distributions are not based on our investment performance and can only be sustained if we achieve positive investment performance in future periods and/or SIC Advisors elects to make expense support payments under an expense support agreement. Any future reimbursements to SIC Advisors will reduce the net investment income that may otherwise be available for distribution to stockholders. There can be no assurance that we will achieve the performance necessary to sustain our distributions or that we will be able to pay distributions at all. SIC Advisors has no obligation to enter into a renewed expense support agreement. For the three and nine months ended September 30, 2016, if net expense support payments of $5,389,627 and $16,093,129 were not made by SIC Advisors, 30% and 30% of the distributions would have been a return of capital for GAAP purposes, respectively.
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

Record Date	Payment Date	Amount per share
January 15 and 29, 2016	January 29, 2016	$0.03333
February 12 and 29, 2016	February 29, 2016	0.03333
March 15 and 31, 2016	March 31, 2016	0.03333
April 15 and 29, 2016	April 29, 2016	0.03333
May 13 and 31, 2016	May 31, 2016	0.03333
June 15 and 30, 2016	June 30, 2016	0.03333
July 15 and 29, 2016	July 29, 2016	0.03333
August 15 and 31, 2016	August 31, 2016	0.03333
September 15 and 30, 2016	September 30, 2016	0.03333
October 14 and 31, 2016	October 31, 2016	0.02667
November 15 and 30, 2016	November 30, 2016	0.02667
December 15 and 31, 2016	December 31, 2016	0.02667
January 13 and 31, 2017	January 31, 2017	0.02667
February 15 and 28, 2017	February 28, 2017	0.02667
March 15 and 31, 2017	March 31, 2017	0.02667
April 14 and 28, 2017	April 28, 2017	0.02667
May 15 and 31, 2017	May 31, 2017	0.02667
June 15 and 30, 2017	June 30, 2017	0.02667
July 14 and 31, 2017	July 31, 2017	0.02667
August 15 and 31, 2017	August 31, 2017	0.02667
September 15 and 29, 2017	September 29, 2017	0.02667
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
The valuation procedures described are generally applied to the loans underlying the TRS, except that such assets are not reviewed by independent third party valuation firms. We will value the TRS in accordance with the TRS Agreement. Pursuant to the TRS Agreement, the value of the TRS will be based on the increase or decrease in the value of the assets underlying the TRS, together with accrued interest income, interest expense and certain other expenses incurred under the TRS. The assets underlying the TRS will be valued by Citibank. Citibank will base its valuation on the indicative bid prices provided by an independent third-party pricing service. Bid prices reflect the highest price that market participants may be willing to pay. These valuations are sent to us for review and testing. Our board of directors will review and approve the value of the TRS, as well as the value of the assets underlying the TRS, on a quarterly basis as part of their quarterly determination of NAV. To the extent our board of directors has any questions or concerns regarding the valuation of the assets underlying the TRS, such valuation will be discussed or challenged pursuant to the terms of the TRS. For additional disclosures on the TRS, see “Off-Balance Sheet Arrangements.”

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

Recent Developments
On October 4, 2017, the Company, SIC Advisors and certain of our affiliates received an exemptive order that supersedes the Exemptive Order (the “New Exemptive Order”) and allows, in addition to the entities already covered by the Exemptive Order, Medley LLC and its subsidiary, Medley Capital LLC, to the extent they hold financial assets in a principal capacity, and any direct or indirect, wholly- or majority-owned subsidiary of Medley LLC that is formed in the future, to participate in co-investment transactions with us that would otherwise be prohibited by either or both of Sections 17(d) and 57(a)(4) of the 1940 Act. The terms of the New Exemptive Order are substantially similar to the Exemptive Order.
On October 10, 2017, our board of directors declared a series of semi-monthly distributions for October, November and December 2017 in the amount of $0.02667 per share. Stockholders of record as of each respective record date will be entitled to receive the distribution. Below are the details for each respective distribution:

Record Date	Payment Date	Amount per share
July 14 and 31, 2017	October 31, 2017	$0.02667
August 15 and 31, 2017	November 30, 2017	0.02667
September 15 and 30, 2017	December 29, 2017	0.02667

In addition, we have issued common shares and received gross proceeds of $2 million subsequent to September 30, 2017 through November 6, 2017.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are subject to financial market risks, including changes in interest rates. As of September 30, 2017, 90.3% of our portfolio investments (based on fair value) paid floating interest rates, 9.7% paid fixed interest rates, 5.1% were non-income producing equity or other investments and the remaining 94.9% were income producing equity or other investments. A rise in the general level of interest rates can be expected to lead to higher interest rates applicable to any variable rate investments we hold and to declines in the value of any fixed rate investments we hold. However, many of our variable rate investments provide for an interest rate floor, which may prevent our interest income from increasing until benchmark interest rates increase beyond a threshold amount. To the extent that a substantial portion of our investments may be in variable rate investments, an increase in interest rates beyond this threshold would make it easier for us to meet or exceed the hurdle rate applicable to the subordinated incentive fee on income under the Investment Advisory Agreement we have entered into with SIC Advisors, and may result in a substantial increase in our net investment income and to the amount of incentive fees payable to SIC Advisors with respect to our increased pre-incentive fee net investment income.
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
Based on our Consolidated Statement of Assets and Liabilities as of September 30, 2017, the following table shows the approximate annual impact on the change in net interest income of hypothetical base rate changes in interest rates, assuming no changes in our investment portfolio and capital structure:

	Change in
Basis point increase	Interest Income (1)	Interest Expense	Net Interest Income
100	$11,055,230	$4,200,000	$6,855,230
200	19,715,474	8,400,000	11,315,474
300	28,375,718	12,600,000	15,775,718
400	37,035,962	16,800,000	20,235,962
500	45,696,206	21,000,000	24,696,206

(1) Assumes no defaults or prepayments by portfolio companies over the next twelve months.
We expect that our long-term investments will be financed primarily with equity and debt. If deemed prudent, we may use interest rate risk management techniques in an effort to minimize our exposure to interest rate fluctuations. These techniques may include various interest rate hedging activities to the extent permitted by the 1940 Act. Adverse developments resulting from changes in interest rates or hedging transactions could have a material adverse effect on our business, financial condition and results of operations. During the three months ended September 30, 2017, we did not engage in interest rate hedging activities.
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

Item 1A. Risk Factors
In addition to other information set forth in this report, you should carefully consider the “Risk Factors” discussed in our annual report on Form 10-K for the fiscal year ended December 31, 2016, filed with the SEC on March 7, 2017, which could materially affect our business, financial condition and/or operating results. There have been no material changes during the nine months ended September 30, 2017 to the risk factors discussed in “Item 1A. Risk Factors” of our annual report on Form 10-K. Additional risks or uncertainties not currently known to us or that we currently deem to be immaterial also may materially affect our business, financial condition and/or operating results.

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

The following table provides information concerning our repurchases of shares of our common stock during the three months ended September 30, 2017 pursuant to our share repurchase program:

Period	Total Number of Shares Purchased	Average Price per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
July 1, 2017 through September 30, 2017	871,710	$8.02	870,337	— (1)

(1) A description of the maximum number of shares that may be purchased under our share repurchase program is included in the narrative preceding this table.

Item 3. Defaults Upon Senior Securities.
None.

Item 4. Mine Safety Disclosures.
Not Applicable.

Item 5. Other Information
None.

Item 6. Exhibits.

EXHIBIT INDEX

Number	Description
3.1	Articles of Incorporation of the Registrant
3.2	Articles of Amendment of the Registrant
3.3	Articles of Amendment and Restatement of the Registrant
3.4	Second Articles of Amendment and Restatement of the Registrant
3.5	Form of Articles Supplementary Electing to be Subject to Subtitle 8 of the Maryland General Corporation Law
3.6	Form of Bylaws of the Registrant
10.1	Form of Subscription Agreements
10.2	Second Amended and Restated Distribution Reinvestment Plan
10.3	Investment Advisory Agreement
10.4	Form of Second Amended and Restated Dealer Manager Agreement
10.5	First Amendment to Second Amended and Restated Dealer Manager Agreement
10.6	Form of Participating Broker-Dealer Agreement (Included as Exhibit A to the Form of Amended and Restated Dealer Manager Agreement)
10.7	Custody Agreement
10.8	Form of Administration Agreement
10.9	Form of License Agreement
10.10	Form of Escrow Agreement
10.11	Expense Support and Reimbursement Agreement
10.12	ISDA 2002 Master Agreement, together with the Schedule thereto and Credit Support Annex to such Schedule, each dated as of August 27, 2013, by and between Arbor Funding LLC and Citibank, N.A.
10.13
Amended and Restated Loan Agreement, dated as of September 29, 2017, by and among Alpine Funding LLC as borrower, JPMorgan Chase Bank, National Association, as administrative agent, the Financing Providers from time to time party thereto, SIC Advisors LLC, as the portfolio manager, and the Collateral Administrator, Collateral Agent and Securities Intermediary party thereto

10.14	Fifth Amended and Restated Confirmation Letter Agreement, dated as of September 29, 2017, by and between Arbor Funding LLC and Citibank, N.A.
10.15	Fourth Amended and Restated Confirmation Letter Agreement, dated as of March 21, 2016, by and between Arbor Funding LLC and Citibank, N.A.
10.16	Amended and Restated Senior Secured Revolving Credit Agreement among the Company as borrower, the Lenders party thereto, and ING Capital LLC, as Administrative Agent, dated as of August 12, 2016
10.17
Guarantee, Pledge and Security Agreement among the Company, the Subsidiary Guarantors party thereto, ING Capital LLC, as Administrative Agent, each Financial Agent and Designated Indebtedness Holder party thereto and ING Capital LLC, as Collateral Agent, dated December 4, 2013

10.18	Control Agreement among the Company, ING Capital LLC, as collateral agent, and State Street Bank and Trust Company, as the Company’s Custodian, dated December 4, 2013

10.19
Loan Agreement, dated as of July 23, 2014, by and among Alpine Funding LLC, as company, JPMorgan Chase Bank, National Association, as administrative agent, the Financing Providers from time to time party thereto, SIC Advisors LLC, as the portfolio manager, and the Collateral Administrator, Collateral Agent and Securities Intermediary party thereto

10.20	Sale and Contribution Agreement, dated as of July 23, 2014, by and between Sierra Income Corporation, as seller, and Alpine Funding LLC, as purchaser
10.21	Portfolio Management Agreement, dated as of July 23, 2014, by and between Alpine Funding LLC, as borrower and SIC Advisors LLC, as portfolio manager
10.22
Amendment No. 1 to the Loan Agreement, dated as of July 23, 2014, by and among Alpine Funding LLC, as borrower, JPMorgan Chase Bank, National Association, as administrative agent, the Financing Providers from time to time party thereto, SIC Advisors LLC, as the portfolio manager, and the Collateral Administrator, Collateral Agent and Securities Intermediary party thereto

10.23	Limited Liability Company Operating Agreement of Sierra Senior Loan Strategy JV I LLC, dated March 27, 2015
11.1	Computation of Per Share Earnings (included in the notes to the financial statements contained in this report) *
31.1	Certification by Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification by Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

____________________________

*	Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 6, 2017	Sierra Income Corporation

	By	/s/ Seth Taube
Seth Taube Chief Executive Officer (Principal Executive Officer)

	By	/s/ Christopher M. Mathieu
Christopher M. Mathieu Chief Financial Officer (Principal Accounting and Financial Officer)