Form 10-K
period 2017-12-31
Sierra Income Corp
filed 2018-03-13
CIK 1523526

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
_____________________________________________________
Form 10-K
 _____________________________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017
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
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.    Yes  ☐    No  ☒
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or emerging growth company. See definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).    Yes  ☐    No  ☒
There is no established market for the Registrant’s shares of common stock. The Registrant is currently conducting an ongoing public offering of its shares of common stock pursuant to a Registration Statement on Form N-2, which shares are being sold at a price of $8.15 per share, with discounts available for certain categories of purchasers, or at a price necessary to ensure that shares are not sold at a price per share, after deduction of selling commissions and dealer manager fees, that is below net asset value per share.
As of March 12, 2018, the Registrant had 97,318,510 shares of common stock, $0.001 par value, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A in connection with the registrant’s 2017 Annual Meeting of Stockholders, which will be filed subsequent to the date hereof, are incorporated by reference into Part III of this Form 10-K. Such proxy statement will be filed with the Securities and Exchange Commission not later than 120 days following the end of the Registrant’s fiscal year ended December 31, 2017.

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

Item 1. Business
GENERAL
Sierra Income Corporation is a non-diversified closed-end management investment company incorporated in Maryland that has elected to be treated and is regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). The Company has elected, and intends to qualify annually, to be treated for U.S. federal income tax purposes as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”). We are externally managed and advised by our investment adviser, SIC Advisors LLC (“SIC Advisors”) pursuant to an investment advisory agreement (the "Investment Advisory Agreement").
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
Our Advisor
Our investment activities are managed by our investment adviser, SIC Advisors, which is a registered investment adviser under the Investment Advisers Act of 1940, as amended (the “Advisers Act”), and a majority owned subsidiary of Medley LLC. SIC Advisors is responsible for sourcing potential investments, conducting due diligence on prospective investments, analyzing investment opportunities, structuring investments and monitoring our portfolio on an ongoing basis.
Our investment management team, which is provided by our Advisor (“SIC Advisors’ Investment Team” or the “Investment Team”), has on average over 20 years of experience in the credit business, including originating, underwriting, principal investing and loan structuring. Our Advisor, through Medley, has access to over 85 employees, including origination credit management, operations, marketing and distribution professionals, each with extensive experience in their respective disciplines.
Medley Capital LLC serves as our administrator, provides office space to us, and provides us with equipment and other office services. The responsibilities of our administrator include overseeing our financial records, preparing reports to our stockholders and reports filed with the Securities and Exchange Commission (the “SEC”) and generally monitoring the payment of our expenses and the performance of administrative and professional services rendered to us by others. See “Administration Agreement and Fees” below.
Formation
Sierra Income Corporation was incorporated under the general corporation laws of the State of Maryland on June 13, 2011.
On April 17, 2012, we successfully reached our minimum escrow requirement and officially commenced our operations by issuing 1,108,033 shares of common stock to SIC Advisors for gross proceeds of $10,000,000. Most recently, at a meeting held on March 8, 2018, our board of directors approved an extension of our offering for an additional year, which will extend the offering through April 17, 2019, unless further extended. As of March 12, 2018, we have sold a total of 97,318,510 shares of common stock for total gross proceeds of $920 million. The proceeds from the issuance of common stock are presented in our consolidated statements of changes in net assets and consolidated statements of cash flows and are presented net of selling commissions and dealer manager fees.

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
Active Credit Management. Our Advisor employs active credit management. Our Advisor’s process includes frequent interaction with management, monthly or quarterly review of financial information and attendance at board of directors’ meetings as observers. The Investment Team also evaluates financial reporting packages provided by portfolio companies that detail operational and financial performance. Data is entered in our Advisor’s Asset Management System (“AMS”), a centralized electronic credit management database. AMS creates a centralized, dynamic electronic repository for all of our portfolio company data. Our Advisor’s AMS system generates comprehensive, standardized reports which aggregate operational updates, portfolio company financial performance, asset valuations, macro trends, management call notes and account history. AMS enables the Investment Team to have real-time access to the most recent information on our portfolio investments.
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
Investment Structure
For newly originated investments, SIC Advisors strives to negotiate an optimal combination of current and deferred interest payments, equity participation and prepayment penalties, along with suitable covenants and creditor rights which may generally be greater than the rights normally obtained by institutional investors in comparable transactions and may include such provisions as: specific rights to consult with and advise management, the right to inspect company books, records or facilities, as well as the right to review balance sheets and/or statements of income and cash flows of the company. SIC Advisors determines whether the investment structure, particularly the amount of debt, is appropriate for the portfolio company’s business, sometimes reassessing the investment’s risk/

return profile and adjusting pricing and other terms as necessary. The Investment Team has in-depth restructuring, liquidation and bankruptcy experience which is vital to success as a lender over market cycles.
Investment Committee
The purpose of the Investment Committee is to evaluate and approve investments proposed by SIC Advisors’ Investment Team. The Investment Committee is comprised of members selected from senior members of SIC Advisors’ Investment Team. Approval of an investment requires a majority vote of the Investment Committee, although unanimous agreement is sought. The committee process is intended to bring the diverse experience and perspectives of the committee members to the analysis and consideration of every investment. The Investment Committee also serves to provide consistency and adherence to SIC Advisors’ investment philosophies and policies. The Investment Committee also determines appropriate investment sizing and suggests ongoing monitoring requirements.
In addition to reviewing investments, the Investment Committee meetings serve as a forum to discuss credit views and outlooks. Potential transactions and deal flow are also reviewed on a regular basis. Members of the Investment Team are encouraged to share information and views on credits with the committee early in their analysis and throughout the evaluation process. This process improves the quality of the analysis and assists the deal team members to work more efficiently.
Managerial Assistance
As a BDC, we offer, and must provide upon request, managerial assistance to certain of our portfolio companies. This assistance could involve, among other things, monitoring the operations of our portfolio companies, participating in board and management meetings, consulting with and advising officers of portfolio companies and providing other organizational and financial guidance. We may receive fees for these services and will reimburse Medley, as our administrator, for its allocated costs in providing such assistance, subject to review and approval by our board of directors. Medley will provide such managerial assistance on our behalf to portfolio companies that request this assistance.
Competition
Our primary competitors to provide financing to private and middle-market companies are public and private funds, commercial banks, commercial finance companies, other BDCs, small business investment companies and private equity and hedge funds. Some competitors may have access to funding sources that are not available to us. In addition, some of our competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of investments and establish more relationships than us. Furthermore, many of our competitors are not subject to the regulatory restrictions that the 1940 Act imposes on us as a BDC or to the distribution and other requirements we must satisfy to maintain our favorable RIC tax treatment.
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
INVESTMENTS
We have built an investment portfolio that includes senior secured first lien term loans, senior secured second lien term loans, senior secured first lien notes, subordinated notes and equity/warrants.
The following table shows the investment portfolio composition by industry classification at fair value as of December 31, 2017, exclusive of the underlying total return swap portfolio:

	Fair Value	Percentage
Multi-Sector Holdings	$153,856,797	14.5%
Services: Business	146,953,643	13.8
Healthcare & Pharmaceuticals	91,755,106	8.6
High Tech Industries	72,406,421	6.8
Aerospace & Defense	66,643,836	6.3
Banking, Finance, Insurance & Real Estate	63,954,055	6.0
Chemicals, Plastics & Rubber	21,154,595	2.0
Construction & Building	53,936,884	5.1
Hotel, Gaming & Leisure	44,379,508	4.2
Transportation: Cargo	36,660,325	3.4
Energy: Oil & Gas	34,983,825	3.3
Beverage & Food	31,625,675	3.0
Telecommunications	25,579,647	2.4
Media: Advertising, Printing & Publishing	24,692,940	2.3
Containers, Packaging & Glass	22,128,034	2.1
Metals & Mining	21,202,310	2.0
Retail	19,931,113	1.9
Automotive	16,154,337	1.5
Capital Equipment	14,726,702	1.4
Media: Diversified & Production	14,471,721	1.4
Media: Broadcasting & Subscription	13,438,549	1.3
Wholesale	47,202,110	4.4
Services: Consumer	8,631,158	0.8
Transportation: Consumer	7,614,095	0.7
Consumer Goods: Non-durable	5,942,867	0.6
Environmental Industries	4,082,837	0.4
Total	$1,064,109,090	100.0%

The following table sets forth certain information for each portfolio company in which we had an investment as of December 31, 2017. Other than these portfolio investments, our only formal relationships with our portfolio companies are the managerial assistance that we may provide upon their request and the board observer or participation rights we may receive in connection with our investment portfolio.

Company(1)(2)	Industry	Type of Investment	Maturity	Par Amount	Cost	Fair Value	% of Net Assets
Non-controlled/non-affiliated investments – 124.0%							$739,986,569
AAAHI Acquisition Corporation	Transportation: Consumer	Senior Secured First Lien Term Loan LIBOR + 7.000%, 1.000% Floor (4) (5)	12/15/2021	$7,098,364	$7,098,364	$7,098,364	1.0%
		Senior Secured First Lien Term Loan LIBOR + 7.000%, 1.000% Floor (4)(5)(6)	12/14/2018	515,730	515,730	515,730	0.1%
				7,614,094	7,614,094	7,614,094

Company(1)(2)	Industry	Type of Investment	Maturity	Par Amount	Cost	Fair Value	% of Net Assets
Advanced Diagnostic Holdings, LLC	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loan LIBOR + 8.500%, 0.875% Floor (4)(5)	12/11/2020	14,582,109	14,582,109	14,582,109	2.0%
				14,582,109	14,582,109	14,582,109
Alpha Media LLC	Media: Broadcasting & Subscription	Senior Secured First Lien Term Loan LIBOR + 6.000%, 1.000% Floor (7)	2/25/2022	6,166,263	5,961,599	5,917,762	0.8%
				6,166,263	5,961,599	5,917,762
Alpine SG, LLC	High Tech Industries	Senior Secured First Lien Term Loan LIBOR + 6.500%, 1.000% Floor (4)(5)(6)	11/16/2022	4,642,857	4,642,857	4,642,857	0.6%
		Senior Secured First Lien Term Loan LIBOR + 6.500%, 1.000% Floor (4)(5)	11/16/2022	13,500,000	13,500,000	13,500,000	1.8%
				18,142,857	18,142,857	18,142,857
American Dental Partners, Inc.	Healthcare & Pharmaceuticals	Senior Secured Second Lien Term Loan LIBOR + 8.500%, 1.000% Floor (4)(5)	9/25/2023	7,250,000	7,250,000	7,337,000	1.0%
				7,250,000	7,250,000	7,337,000
Amerijet Holdings, Inc.	Transportation: Cargo	Senior Secured First Lien Term Loan LIBOR + 8.000%, 1.000% Floor (5)(7)	7/15/2021	13,349,908	13,349,908	13,616,906	1.8%
				13,349,908	13,349,908	13,616,906
AMMC CLO 17, Limited Series 2015-17A	Multi-Sector Holdings	Subordinated Notes 16.471% effective yield (8) (9) (10)	11/15/2027	5,000,000	3,537,556	4,237,500	0.6%
				5,000,000	3,537,556	4,237,500
Anaren, Inc.	Aerospace & Defense	Senior Secured Second Lien Term Loan LIBOR + 8.250%, 1.000% Floor (4)	8/18/2021	10,000,000	9,941,988	10,000,000	1.4%
				10,000,000	9,941,988	10,000,000
Answers Finance, LLC	High Tech Industries	Senior Secured First Lien Term Loan Base Rate + 5.000%	4/15/2021	1,288,514	1,288,514	1,288,514	0.2%
		Senior Secured Second Lien Term Loan Base Rate + 4.500% (19)	9/15/2021	2,003,594	2,003,594	2,003,594	0.3%
		Common Stock - 1,936 shares (11)		—	5,426,955	5,426,195	0.7%
				3,292,108	8,719,063	8,718,303
APCO Holdings, Inc.	Automotive	Senior Secured First Lien Term Loan LIBOR + 6.000%, 1.000% Floor (5)(7)	1/31/2022	4,124,797	4,033,466	4,124,797	0.6%
				4,124,797	4,033,466	4,124,797
Apidos CLO XXIV, Series 2016-24A	Multi-Sector Holdings	Subordinated Notes 8.748% effective yield (5)(8)(9)(10)	7/20/2027	18,357,647	14,627,243	14,497,034	2.0%
				18,357,647	14,627,243	14,497,034
Asurion, LLC	Banking, Finance, Insurance & Real Estate	Senior Secured Second Lien Term Loan LIBOR + 6.000%, 1.000% Floor (4)(5)	8/4/2025	5,950,000	5,950,000	6,069,000	0.8%
				5,950,000	5,950,000	6,069,000
Aviation Technical Services, Inc.	Aerospace & Defense	Senior Secured Second Lien Term Loan LIBOR + 8.500%, 1.000% Floor (4)(5)(12)	3/31/2022	25,000,000	25,000,000	25,000,000	3.4%
				25,000,000	25,000,000	25,000,000
Barry's Bootcamp Holdings, LLC	Services: Consumer	Senior Secured First Lien Term Loan LIBOR + 6.500%, 1.000% Floor (4)(5)(6)	7/14/2022	8,571,429	8,571,429	8,571,429	1.2%
				8,571,429	8,571,429	8,571,429
Birch Communications Inc.	Telecommunications	Senior Secured First Lien Term Loan LIBOR + 7.250%, 1.000% Floor (5)(7)	7/17/2020	13,066,112	12,945,213	12,944,597	1.7%

Company(1)(2)	Industry	Type of Investment	Maturity	Par Amount	Cost	Fair Value	% of Net Assets
				13,066,112	12,945,213	12,944,597
Black Angus Steakhouses, LLC	Hotel, Gaming & Leisure	Senior Secured First Lien Term Loan LIBOR + 9.000%, 1.000% Floor (4)(5)(6)(12)	4/24/2020	892,857	892,857	725,670	0.1%
		Senior Secured First Lien Term Loan LIBOR + 9.000%, 1.000% Floor (4)\(5)(12)	4/24/2020	19,123,884	19,123,884	18,399,089	2.5%
				20,016,741	20,016,741	19,124,759
Brook & Whittle Holding Corp.	Containers, Packaging & Glass	Senior Secured First Lien Term Loan LIBOR + 6.250%, 1.000% Floor (4)(5)(6)	10/17/2023	3,041,785	3,041,785	3,041,785	0.4%
				3,041,785	3,041,785	3,041,785
Central States Dermatology Services, LLC	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loan LIBOR + 6.500%, 1.000% Floor (5)(6)(7)	4/20/2022	2,975,910	2,975,910	2,975,910	0.4%
				2,975,910	2,975,910	2,975,910
Charming Charlie LLC	Retail	Senior Secured First Lien Term Loan LIBOR + 8.000%, 1.000% Floor, 1.500% PIK (4)(13)	12/24/2019	14,078,861	8,212,738	422,366	0.1%
		Senior Secured First Lien Term Loan Base Rate + 3.500% (6)(19)	6/8/2018	1,215,520	1,215,520	1,215,520
				15,294,381	9,428,258	1,637,886
Covenant Surgical Partners, Inc.	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loan LIBOR + 4.750%, 1.000% Floor (5)(7)	10/4/2024	5,384,615	5,371,504	5,384,615	0.8%
		Senior Secured First Lien Term Loan LIBOR + 4.750%, 1.000% Floor (5)(6)(7)	10/4/2024	297,949	294,015	297,949
				5,682,564	5,665,519	5,682,564
CP Opco, LLC	Services: Consumer	Senior Secured First Lien Term Loan Base Rate + 5.500%, PIK (5)(13)	4/1/2019	224,970	209,515	59,729	0.0%
		Senior Secured First Lien Term Loan Base Rate + 8.500%, PIK (5)(13)	4/1/2019	1,655,407	717,016	—	0.0%
		Preferred Units LIBOR+9.500%, 1.000% Floor, PIK(4)(5)(12)		—	—	—	0.0%
		Common Units - 41 units(5)(11)		—	—	—	0.0%
				1,880,377	926,531	59,729
CPI International, Inc.	Aerospace & Defense	Senior Secured Second Lien Term Loan LIBOR + 7.250%, 1.000% Floor (5)(7)	7/28/2025	12,345,000	12,300,357	12,283,275	1.7%
				12,345,000	12,300,357	12,283,275
CSP Technologies North America, LLC	Containers, Packaging & Glass	Senior Secured First Lien Term Loan LIBOR + 5.250%, 1.000% Floor (4)(5)	1/31/2022	4,948,749	4,948,749	4,948,749	0.7%
				4,948,749	4,948,749	4,948,749
CSTN Merger Sub Inc.	Chemicals, Plastics & Rubber	Senior Secured First Lien Term Loan 6.750% (5)(8)(14)	8/15/2024	2,500,000	2,500,000	2,487,750	0.3%
				2,500,000	2,500,000	2,487,750
Deliver Buyer, Inc.	Services: Business	Senior Secured First Lien Term Loan LIBOR + 5.000%, 1.000% Floor (4)	5/1/2024	3,034,875	3,017,378	3,034,875	0.4%
				3,034,875	3,017,378	3,034,875
DHISCO Electronic Distribution, Inc.	Hotel, Gaming & Leisure	Senior Secured First Lien Term Loan LIBOR + 8.500%, 1.500% Floor (5)(7)	11/10/2019	2,567,024	2,567,024	2,567,024	0.3%

Company(1)(2)	Industry	Type of Investment	Maturity	Par Amount	Cost	Fair Value	% of Net Assets
		Senior Secured First Lien Term Loan LIBOR + 11.000%, 1.500% Floor, PIK (5)(7)(13)	11/10/2019	9,501,965	9,207,947	3,834,043	0.5%
		Senior Secured First Lien Term Loan LIBOR + 12.250%, 1.500% Floor, PIK (5)(7)(13)	11/10/2019	8,250,230	7,257,481	—	0.0%
		Senior Secured First Lien Term Loan LIBOR + 13.250%, 1.500% Floor, PIK (5)(7)(13)	11/10/2019	7,754,662	2,940,892	—	0.0%
		Common Units - 769,230 units (5)(11)		—	769,231	—	0.0%
				28,073,881	22,742,575	6,401,067
Drew Marine Partners, LP	Transportation: Cargo	Senior Secured Second Lien Term Loan LIBOR + 7.000%, 1.000% Floor (7)	5/19/2021	10,000,000	10,048,123	10,000,000	1.4%
				10,000,000	10,048,123	10,000,000
Dryden 38 Senior Loan Fund, Series 2015-38A	Multi-Sector Holdings	Subordinated Notes 13.246% effective yield (8)(9)(10)	7/15/2027	7,000,000	4,919,153	5,032,300	0.7%
				7,000,000	4,919,153	5,032,300
Dryden 43 Senior Loan Fund, Series 2016-43A	Multi-Sector Holdings	Subordinated Notes 10.546% effective yield (5) (8) (9) (10)	7/20/2029	3,620,000	2,954,917	2,874,642	0.4%
				3,620,000	2,954,917	2,874,642
Dryden 49 Senior Loan Fund, Series 2017-49A	Multi-Sector Holdings	Subordinated Notes 13.408% effective yield (5) (9) (10)	7/18/2030	17,233,288	15,325,601	15,777,075	2.1%
				17,233,288	15,325,601	15,777,075
Dynamic Energy Services International LLC	Energy: Oil & Gas	Senior Secured First Lien Term Loan 13.500% PIK + LIBOR (5) (7)	6/6/2018	9,910,049	9,910,049	8,435,434	1.1%
				9,910,049	9,910,049	8,435,434
Elite Comfort Solutions LLC	Chemicals, Plastics & Rubber	Senior Secured First Lien Term Loan LIBOR + 6.500%, 1.000% Floor (6)(7)	1/15/2021	9,666,845	9,666,845	9,666,845	1.3%
				9,666,845	9,666,845	9,666,845
Engineered Machinery Holdings, Inc.	Capital Equipment	Senior Secured Second Lien Term Loan LIBOR + 7.250%, 1.000% Floor (4)(5)	7/18/2025	2,010,638	1,991,468	1,990,532	0.3%
		Senior Secured Second Lien Term Loan LIBOR + 7.250%, 1.000% Floor (4)(5)(6)	7/18/2025	201,064	201,064	198,670	0.0%
				2,211,702	2,192,532	2,189,202
First Boston Construction Holdings, LLC	Banking, Finance, Insurance & Real Estate	Senior secured first lien notes 12.000% (5)	12/31/2020	6,585,000	6,585,000	6,610,023	0.9%
		Preferred Equity - 1,646,250 units (5) (11)		—	1,646,250	1,646,250	0.2%
				6,585,000	8,231,250	8,256,273
FKI Security Group, LLC	Capital Equipment	Senior Secured First Lien Term Loan LIBOR + 8.500%, 1.000% Floor (5) (7)	3/30/2020	11,562,500	11,562,500	11,562,500	1.6%
				11,562,500	11,562,500	11,562,500
Friedrich Holdings, Inc.	Construction & Building	Senior Secured First Lien Term Loan LIBOR + 7.000%, 1.000% Floor (5) (7)	2/7/2023	13,806,751	13,806,751	14,004,188	1.9%
				13,806,751	13,806,751	14,004,188
Frontier Communications Corp.	Telecommunications	Senior secured first lien notes 10.500% (8) (9)	9/15/2022	2,000,000	2,000,000	1,513,800	0.2%
				2,000,000	2,000,000	1,513,800
Genex Holdings, Inc.	Banking, Finance, Insurance & Real Estate	Senior Secured First Lien Term Loan LIBOR + 4.250%, 1.000% Floor (7)	5/28/2021	4,141,927	4,095,099	4,141,927	0.6%

Company(1)(2)	Industry	Type of Investment	Maturity	Par Amount	Cost	Fair Value	% of Net Assets
		Senior Secured Second Lien Term Loan LIBOR + 7.750%, 1.000% Floor (7)	5/30/2022	9,500,000	9,521,331	9,448,700	1.3%
				13,641,927	13,616,430	13,590,627
GK Holdings, Inc.	Services: Business	Senior Secured Second Lien Term Loan LIBOR + 10.250%, 1.000% Floor (4)	1/20/2022	10,000,000	10,000,000	9,752,000	1.3%
				10,000,000	10,000,000	9,752,000
Global Eagle Entertainment, Inc.	Telecommunications	Senior Secured First Lien Term Loan LIBOR + 7.500%, 1.000% Floor (5) (15)	1/6/2023	4,121,250	4,053,177	4,121,250	0.6%
				4,121,250	4,053,177	4,121,250
Green Field Energy Services, Inc.	Energy: Oil & Gas	Senior Secured First Lien Notes 13.000% (5) (8) (13)	11/15/2016	766,616	754,615	122,658	0.0%
		Warrants - 0.00% of outstanding equity (5) (11)		—	29,000	—	0.0%
				766,616	783,615	122,658
HBC Holdings LLC	Wholesale	Senior Secured First Lien Term Loan LIBOR + 6.500%, 1.000% Floor (4)(5)	3/30/2020	12,262,500	12,262,500	12,252,690	1.7%
				12,262,500	12,262,500	12,252,690
Heligear Acquisition Co.	Aerospace & Defense	Senior secured first lien notes 10.250% (5) (8)	10/15/2019	15,000,000	15,000,000	15,318,000	2.1%
				15,000,000	15,000,000	15,318,000
High Ridge Brands Co.	Consumer Goods: Non-Durable	Senior secured first lien notes 8.875% (5) (8)	3/15/2025	2,000,000	2,000,000	1,776,200	0.2%
				2,000,000	2,000,000	1,776,200
Holland Acquisition Corp.	Energy: Oil & Gas	Senior Secured First Lien Term Loan LIBOR + 9.000%, 1.000% Floor (4)	5/29/2018	4,515,605	4,503,823	3,216,465	0.4%
				4,515,605	4,503,823	3,216,465
Hylan Datacom & Electrical LLC	Construction & Building	Senior Secured First Lien Term Loan LIBOR + 7.500%, 1.000% Floor (5) (7)	7/25/2021	15,059,976	15,059,976	15,210,575	2.1%
				15,059,976	15,059,976	15,210,575
Ignite Restaurant Group, Inc.	Hotel, Gaming & Leisure	Senior Secured First Lien Term Loan Base Rate + 6.000% (13)(19)	2/13/2019	6,354,341	6,140,155	217,318	0.0%
				6,354,341	6,140,155	217,318
IHS Intermediate, Inc.	Services: Business	Senior Secured Second Lien Term Loan LIBOR + 8.250%, 1.000% Floor (4)	7/20/2022	25,000,000	25,000,000	25,000,000	3.4%
				25,000,000	25,000,000	25,000,000
Imagine! Print Solutions, LLC	Media: Advertising, Printing & Publishing	Senior Secured Second Lien Term Loan LIBOR + 8.750%, 1.000% Floor (4)(5)(16)	6/21/2023	8,950,000	8,826,856	8,815,750	1.2%
				8,950,000	8,826,856	8,815,750
Impact Sales, LLC	Services: Business	Senior Secured First Lien Term Loan LIBOR + 7.000%, 1.000% Floor (4)(5)(6)	12/30/2021	4,853,857	4,853,857	4,720,525	0.6%
				4,853,857	4,853,857	4,720,525
Interflex Acquisition Company, LLC	Containers, Packaging & Glass	Senior Secured First Lien Term Loan LIBOR + 8.000%, 1.000% Floor (5)(7)	8/18/2022	14,137,500	14,137,500	14,137,500	1.9%
				14,137,500	14,137,500	14,137,500
Invision Diversified, LLC	Services: Business	Senior Secured First Lien Term Loan LIBOR + 8.500%, 1.000% Floor (5)(7)(12)	6/30/2020	23,866,435	23,866,435	24,105,100	3.3%
				23,866,435	23,866,435	24,105,100

Company(1)(2)	Industry	Type of Investment	Maturity	Par Amount	Cost	Fair Value	% of Net Assets
IOP Monroe Acquisition, Inc.	Capital Equipment	Senior Secured First Lien Term Loan LIBOR + 5.500%, 1.000% Floor (5)(6)(7)	4/1/2022	975,000	975,000	975,000	0.1%
				975,000	975,000	975,000
Isola USA Corp.	High Tech Industries	Senior Secured First Lien Term Loan LIBOR + 8.250%, 1.000% Floor (4)(13)	11/29/2018	9,131,742	7,707,403	5,547,533	0.7%
				9,131,742	7,707,403	5,547,533
Keystone Acquisition Corp.	Healthcare & Pharmaceuticals	Senior Secured Second Lien Term Loan LIBOR + 9.250%, 1.000% Floor (4)(5)(16)	5/1/2025	7,000,000	6,870,343	6,898,500	0.9%
				7,000,000	6,870,343	6,898,500
L&S Plumbing Partnership, Ltd.	Construction & Building	Senior Secured First Lien Term Loan LIBOR + 8.500%, 1.000% Floor (4) (5)	2/15/2022	11,562,500	11,562,500	11,709,344	1.6%
				11,562,500	11,562,500	11,709,344
Lighthouse Network, LLC	Banking, Finance, Insurance & Real Estate	Senior Secured Second Lien Term Loan LIBOR + 8.500%, 1.000% Floor (5)(7)(16)	11/28/2025	9,950,000	9,851,416	9,850,500
				9,950,000	9,851,416	9,850,500
Livingston International Inc.	Transportation: Cargo	Senior Secured Second Lien Term Loan LIBOR + 8.250%, 1.250% Floor (4)(9)	4/17/2020	4,613,287	4,480,497	4,520,560	0.6%
				4,613,287	4,480,497	4,520,560
LSF9 Atlantis Holdings, LLC	Retail	Senior Secured First Lien Term Loan LIBOR + 6.000%, 1.000% Floor (5)(7)	5/1/2023	6,621,575	6,569,770	6,621,575	0.9%
				6,621,575	6,569,770	6,621,575
LTCG Holdings Corp.	Banking, Finance, Insurance & Real Estate	Senior Secured First Lien Term Loan LIBOR + 5.000%, 1.000% Floor (4)	6/6/2020	2,838,571	2,832,091	2,737,234	0.4%
				2,838,571	2,832,091	2,737,234
Magnetite XIX, Limited	Multi-Sector Holdings	Subordinated Notes LIBOR + 7.610% (8)(9)(10)	7/17/2030	2,000,000	1,875,000	1,875,000	0.3%
		Subordinated Notes 14.525% effective yield (5)(8)(9)(10)	7/17/2030	13,730,209	12,256,271	12,255,585	1.7%
				15,730,209	14,131,271	14,130,585
Manna Pro Products, LLC	Consumer Goods: Non-durable	Senior Secured First Lien Term Loan LIBOR + 6.000%, 1.000% Floor (4)(5)(6)	12/8/2023	4,166,667	4,166,667	4,166,667
				4,166,667	4,166,667	4,166,667
Nathan's Famous Inc.	Beverage & Food	Senior secured first lien notes 6.625% (5)(8)(9)(14)	11/1/2025	4,950,000	4,967,041	5,144,535	0.7%
				4,950,000	4,967,041	5,144,535
New Media Holdings II LLC	Media: Advertising, Printing & Publishing	Senior Secured First Lien Term Loan LIBOR + 6.250%, 1.000% Floor (4)(5)(16)	7/14/2022	15,877,190	15,867,455	15,877,190	2.1%
				15,877,190	15,867,455	15,877,190
Novetta Solutions, LLC	High Tech Industries	Senior Secured Second Lien Term Loan LIBOR + 8.500%, 1.000% Floor (4)	10/16/2023	11,000,000	10,915,540	10,225,600	1.4%
				11,000,000	10,915,540	10,225,600
Nuspire, LLC	High Tech Industries	Senior Secured First Lien Term Loan LIBOR + 6.000%, 1.000% Floor (4)(5)(6)	11/8/2022	6,310,000	6,310,000	6,310,000	0.9%
				6,310,000	6,310,000	6,310,000
Omnitracs, LLC	Telecommunications	Senior Secured Second Lien Term Loan LIBOR + 7.750%, 1.000% Floor (4)	5/25/2021	7,000,000	7,009,042	7,000,000	0.9%
				7,000,000	7,009,042	7,000,000

Company(1)(2)	Industry	Type of Investment	Maturity	Par Amount	Cost	Fair Value	% of Net Assets
Oxford Mining Company, LLC	Metals & Mining	Senior Secured First Lien Term Loan LIBOR + 8.500%, 0.750% Floor, 3.000% PIK (4)(5)	12/31/2018	12,450,782	12,450,782	12,450,782	1.7%
		Senior Secured First Lien Term Loan LIBOR + 8.500%, 0.750% Floor, 3.000% PIK (4)(5)	12/31/2018	8,751,527	8,751,527	8,751,527	1.2%
				21,202,309	21,202,309	21,202,309
Path Medical, LLC	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loan LIBOR + 9.500%, 1.000% Floor (4)(5)	10/11/2021	14,815,737	14,339,545	14,894,260	2.0%
		Warrants - 2.09% of outstanding equity (5)(11)		—	669,709	111,251	0.0%
				14,815,737	15,009,254	15,005,511
Payless Holdings LLC	Retail	Common Stock - 37,126 shares (11)		—	543,120	543,153	0.1%
				—	543,120	543,153
Petco Animal Supplies, Inc.	Retail	Senior Secured First Lien Term Loan LIBOR + 3.000%, 1.000% Floor (4)(16)	1/26/2023	1,984,848	1,844,566	1,493,598	0.2%
				1,984,848	1,844,566	1,493,598
PetroChoice Holdings, Inc.	Chemicals, Plastics & Rubber	Senior Secured Second Lien Term Loan LIBOR + 8.750%, 1.000% Floor (4)(5)(12)(16)	9/3/2023	9,000,000	9,000,000	9,000,000	1.2%
				9,000,000	9,000,000	9,000,000
Preferred Proppants, LLC	Energy: Oil & Gas	Senior Secured First Lien Term Loan LIBOR + 5.750%, 1.000% Floor (4)	7/27/2020	5,933,969	4,953,814	5,454,504	0.7%
				5,933,969	4,953,814	5,454,504
Press Ganey Holdings, Inc	Healthcare & Pharmaceuticals	Senior Secured Second Lien Term Loan LIBOR + 6.500%, 1.000% Floor (7)	10/21/2024	8,753,172	8,823,199	8,753,172	1.2%
				8,753,172	8,823,199	8,753,172
PT Network, LLC	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loan LIBOR + 5.500%, 1.000% Floor (4)(5)(6)	11/30/2021	8,042,410	8,042,410	8,042,410	1.1%
				8,042,410	8,042,410	8,042,410
Reddy Ice Corporation	Beverage & Food	Senior Secured Second Lien Term Loan LIBOR + 9.500%, 1.250% Floor (4)(5)	11/1/2019	2,000,000	2,000,000	1,913,600	0.3%
				2,000,000	2,000,000	1,913,600
RESIC Enterprises, LLC	Beverage & Food	Senior Secured Second Lien Term Loan LIBOR + 8.750%, 1.000% Floor (5)(7)	11/10/2025	15,000,000	15,000,000	15,000,000	2.0%
				15,000,000	15,000,000	15,000,000
Resolute Investment Managers, Inc.	Banking, Finance, Insurance & Real Estate	Senior Secured Second Lien Term Loan LIBOR + 7.500%, 1.000% Floor (4)(5)	4/30/2023	9,950,000	9,866,809	9,950,000	1.3%
				9,950,000	9,866,809	9,950,000
Rhombus Cinema Holdings, LP	Media: Diversified & Production	Preferred Equity 10.000% PIK - 7,449 shares (5)(9)		—	4,584,207	5,123,448	0.7%
		Common Units - 3,163 units (5)(9)(11)		—	3,162,793	1,848,273	0.2%
				—	7,747,000	6,971,721
RMS Holding Company, LLC	Services: Business	Senior Secured First Lien Term Loan LIBOR + 6.000%, 1.000% Floor (4)(5)	11/16/2022	14,962,500	14,962,500	14,962,500	2.0%
		Senior Secured First Lien Term Loan LIBOR + 6.000%, 1.000% Floor (4)(5)(6)	11/16/2022	1,262,593	1,262,593	1,262,593	0.2%
				16,225,093	16,225,093	16,225,093

Company(1)(2)	Industry	Type of Investment	Maturity	Par Amount	Cost	Fair Value	% of Net Assets
SavATree, LLC	Environmental Industries	Senior Secured First Lien Term Loan LIBOR + 5.250%, 1.000% Floor (5)(6)(7)	6/2/2022	4,058,089	4,058,089	4,082,837	0.6%
				4,058,089	4,058,089	4,082,837
SFP Holding, Inc.	Construction & Building	Senior Secured First Lien Term Loan LIBOR + 6.250%, 1.000% Floor (4)(5)(6)	9/1/2022	4,277,778	4,277,778	4,277,778	0.6%
		Equity - 0.94% of outstanding equity (5) (11)		—	400,000	400,000	0.1%
				4,277,778	4,677,778	4,677,778
Ship Supply Acquisition Corporation	Services: Business	Senior Secured First Lien Term Loan LIBOR + 8.000%, 1.000% Floor (4)(5)	7/31/2020	22,187,500	22,187,500	21,284,469	2.9%
				22,187,500	22,187,500	21,284,469
Simplified Logistics, LLC	Services: Business	Senior Secured First Lien Term Loan LIBOR + 6.500%, 1.000% Floor (4)(5)(6)	2/28/2022	402,500	402,500	402,500	0.1%
		Senior Secured First Lien Term Loan LIBOR + 6.500%, 1.000% Floor (4)(5)(6)	2/28/2022	17,855,593	17,855,593	17,855,593
				18,258,093	18,258,093	18,258,093
Sizzling Platter, LLC	Hotel, Gaming & Leisure	Senior Secured First Lien Term Loan LIBOR + 7.500%, 1.000% Floor (7)	4/28/2020	15,000,000	15,000,000	15,000,000	2.0%
				15,000,000	15,000,000	15,000,000
SMART Financial Operations, LLC	Retail	Senior Secured First Lien Term Loan LIBOR + 10.000%, 1.000% Floor (4)(5)(6)	11/22/2021	3,700,000	3,700,000	3,798,000	0.5%
		Preferred Equity - 1,000,000 units (5)(9)(11)		1,000,000	1,000,000	1,050,000	0.1%
				4,700,000	4,700,000	4,848,000
Smile Doctors LLC	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loan LIBOR + 5.750%, 1.000% Floor (5)(7)	10/6/2022	4,401,871	4,401,871	4,401,870	0.6%
		Senior Secured First Lien Term Loan LIBOR + 5.750%, 1.000% Floor (5)(6)(7)	10/6/2022	823,065	823,065	823,065	0.1%
				5,224,936	5,224,936	5,224,935
Southwest Dealer Services, Inc.	Automotive	Senior Secured First Lien Term Loan LIBOR + 6.000%, 1.000% Floor (4)(5)	6/2/2022	4,838,750	4,838,750	4,838,750	0.7%
				4,838,750	4,838,750	4,838,750
SRS Software, LLC	High Tech Industries	Senior Secured First Lien Term Loan LIBOR + 7.000%, 1.000% Floor (4)(5)(6)	2/17/2022	19,353,750	19,353,750	19,522,128	2.6%
				19,353,750	19,353,750	19,522,128
Starfish Holdco LLC	High Tech Industries	Senior Secured Second Lien Term Loan LIBOR + 9.000%, 1.000% Floor (4)(5)	8/18/2025	4,000,000	3,942,308	3,940,000	0.5%
				4,000,000	3,942,308	3,940,000
TCH-2 Holdings, LLC	Hotel, Gaming & Leisure	Senior Secured Second Lien Term Loan LIBOR + 7.750%, 1.000% Floor (7)(16)	11/6/2021	3,636,364	3,603,131	3,636,364	0.5%
				3,636,364	3,603,131	3,636,364
Techniplas, LLC	Automotive	Senior Secured First Lien Notes 10.000% (8)	5/1/2020	6,000,000	6,000,000	4,930,200	0.7%
				6,000,000	6,000,000	4,930,200
The Garretson Resolution Group, Inc.	Services: Business	Senior Secured First Lien Term Loan LIBOR + 6.500%, 1.000% Floor (4)(5)	5/24/2021	9,375,000	9,345,609	9,277,500	1.3%
				9,375,000	9,345,609	9,277,500

Company(1)(2)	Industry	Type of Investment	Maturity	Par Amount	Cost	Fair Value	% of Net Assets
The Octave Music Group, Inc.	Media: Diversified & Production	Senior Secured Second Lien Term Loan LIBOR + 8.250%, 1.000% Floor (4)(5)(16)	5/27/2022	7,500,000	7,500,000	7,500,000	1.0%
				7,500,000	7,500,000	7,500,000
Transocean Phoenix 2 Ltd.	Energy: Oil & Gas	Senior Secured First Lien Notes 7.750% (5)(8)(14)	10/15/2024	6,750,000	6,648,755	7,342,650	1.0%
				6,750,000	6,648,755	7,342,650
Truco Enterprises, LP	Beverage & Food	Senior Secured First Lien Term Loan LIBOR + 7.190%, 1.000% Floor (5)(7)	4/26/2021	9,567,540	9,567,540	9,567,540	1.3%
				9,567,540	9,567,540	9,567,540
True Religion Apparel, Inc.	Retail	Senior Secured First Lien Term Loan 10.000%	10/27/2022	147,321	140,238	139,999	0.0%
		Common Stock - 1,964 shares (11)		—	—	—	0.0%
		Warrants - 0.10% of outstanding equity (11)		—	—	—	0.0%
				147,321	140,238	139,999
U.S. Auto Sales Inc.	Banking, Finance, Insurance & Real Estate	Senior Secured Second Lien Term Loan LIBOR + 11.750%, 1.000% Floor (5)(7)(12)	6/8/2020	5,500,000	5,500,000	5,544,550	0.7%
				5,500,000	5,500,000	5,544,550
U.S. Well Services, LLC	Energy: Oil & Gas	Warrants - 2.04% of outstanding equity (11)	2/21/2019	—	173	—	0.0%
				—	173	—
Vail Holdco Corp.	Wholesale	Preferred Equity 12.500% PIK - 19,700 shares(5) (11)		—	18,839,643	18,839,110	2.5%
		Preferred Equity - 15,250 shares (5) (11)		—	15,250,000	15,250,000	2.1%
		Warrants - 0.985% of outstanding equity (5) (11)		—	860,357	860,310	0.1%
				—	34,950,000	34,949,420
Valence Surface Technologies, Inc.	Aerospace & Defense	Senior Secured First Lien Term Loan LIBOR + 5.500%, 1.000% Floor (4)(5)	6/13/2019	4,077,629	4,069,535	4,042,561	0.5%
				4,077,629	4,069,535	4,042,561
Velocity Pooling Vehicle, LLC	Automotive	Senior Secured First Lien Term Loan 12.000% (5)	8/15/2018	698,931	698,931	698,931	0.1%
		Senior Secured First Lien Term Loan LIBOR + 4.000%, 1.000% Floor (5)(13)(15)	5/14/2021	1,683,230	995,554	185,155	0.0%
		Senior Secured Second Lien Term Loan LIBOR + 7.250%, 1.000% Floor (5)(13)(15)	5/13/2022	20,625,000	18,717,854	206,250	0.0%
				23,007,161	20,412,339	1,090,336
VOYA CLO 2016-2, LTD.	Multi-Sector Holdings	Subordinated Notes 7.635% effective yield (5)(8)(9)(10)	7/19/2028	22,842,661	19,102,817	17,792,149	2.4%
				22,842,661	19,102,817	17,792,149
Watermill-QMC Holdings, Corp.	Automotive	Equity - 2.3% partnership interest (5)(9)(11)		—	902,277	1,170,254	0.2%
				—	902,277	1,170,254
YRC Worldwide Inc.	Transportation: Cargo	Senior Secured First Lien Term Loan LIBOR + 8.500%, 1.000% Floor (4)(9)	7/26/2022	8,569,133	8,379,051	8,522,859	1.2%
				8,569,133	8,379,051	8,522,859
Z Gallerie, LLC	Retail	Senior Secured First Lien Term Loan LIBOR + 6.500%, 1.000% Floor (5)(7)	10/8/2020	4,646,901	4,620,082	4,646,901	0.6%
				4,646,901	4,620,082	4,646,901

Total non-controlled/non-affiliated investments					$975,968,734	$917,820,821	124.0%

Company(1)(2)	Industry	Type of Investment	Maturity	Par Amount	Cost	Fair Value	% of Net Assets

Controlled/affiliated investments – 20.3%(17)
AAR Intermediate Holdings, LLC	Energy: Oil & Gas	Senior Secured First Lien Term Loan LIBOR + 5.000%, 1.000% Floor (4)(5)(6)	9/30/2021	188,669	188,669	188,669	0.0%
		Senior Secured First Lien Term Loan LIBOR + 5.000%, 1.000% Floor (4)(5)	9/30/2021	3,144,481	3,144,481	3,144,481	0.4%
		Senior Secured First Lien Term Loan LIBOR + 8.000%, 1.000% Floor, PIK (4)(5)	9/30/2021	7,078,964	6,066,217	7,078,964	1.0%
		Membership Units - 7.55 units (5) (11)		—	—	—	0.0%
				10,412,114	9,399,367	10,412,114
Access Media Holdings, LLC	Media: Broadcasting & Subscription	Senior Secured First Lien Term Loan 5.000%, 5.000% PIK (5)	7/22/2020	7,390,587	7,390,587	7,390,587	1.0%
		Common Stock - 14 units (5)(9)(11)		—	—	—	0.0%
		Preferred Equity - 1,400,000 units (5)(9)(11)		—	1,400,000	—	0.0%
		Preferred Equity - 700,000 units (5)(9)(11)		—	700,000	—	0.0%
		Preferred Equity - 466,200 units (5)(6)(9)(11)		—	466,200	130,200	0.0%
				7,390,587	9,956,787	7,520,787
Capstone Nutrition, Inc.	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loan LIBOR + 12.500%, 1.000% Floor, PIK (4)(5)(13)	9/25/2020	20,286,895	15,619,898	12,042,301	1.6%
		Senior Secured First Lien Term Loan LIBOR + 12.500%, 1.000% Floor, PIK (4)(5)(13)	9/25/2020	8,778,122	6,869,187	5,210,693	0.7%
		Common Stock - 2,197.8 shares (5) (11)		—	9	—	0.0%
		Common Stock - 3,498.5 shares(5)(11)		—	—	—	0.0%
		Common Stock - 7,068.3 shares(5)(11)		—	300,002	—	0.0%
				29,065,017	22,789,096	17,252,994
MCM 500 East Pratt Holdings, LLC	Banking, Finance, Insurance & Real Estate	Equity - 455,871 units (9)(11)		—	455,871	455,871	0.1%
				—	455,871	455,871
MCM Capital Office Park Holdings LLC	Banking, Finance, Insurance & Real Estate	Equity - 7,500,000 units (9)(11)		—	7,500,000	7,500,000	1.0%
				—	7,500,000	7,500,000
Nomida, LLC	Construction & Building	Senior Secured First Lien Term Loan 10.000% (9)	12/1/2020	2,935,000	2,935,000	2,935,000	0.4%
		Equity 5,400,000 units (9)(11)		—	5,400,000	5,400,000	0.7%
				2,935,000	8,335,000	8,335,000
Sierra Senior Loan Strategy JV I LLC	Multi-Sector Holdings	Equity 87.5% ownership of SIC Senior Loan Strategy JV I LLC (6)(9)		79,816,250	79,816,250	79,515,513	10.7%
				79,816,250	79,816,250	79,515,513
TwentyEighty, Inc.	Services: Business	Senior Secured First Lien Term Loan 1.000%, 7.000% PIK (4)	3/31/2020	6,696,055	6,696,055	6,696,055	0.9%
		Senior Secured First Lien Term Loan 0.250%, 8.750% PIK (4)	3/31/2020	6,122,689	5,627,149	5,501,849	0.7%
		Senior Secured First Lien Term Loan LIBOR + 3.500%, 1.000% Floor, 4.500% PIK (4) (6)	3/31/2020	3,098,085	3,084,498	3,098,085	0.4%

Company(1)(2)	Industry	Type of Investment	Maturity	Par Amount	Cost	Fair Value	% of Net Assets
		Common Units - 58,098 units (11)		—	—	—	0.0%
				15,916,829	15,407,702	15,295,989

Total controlled/affiliated investments					$153,660,073	$146,288,268	19.8%

Money market fund – 2.5%					1,129,628,807	146,288,268
Federated Institutional Prime Obligations Fund (18)		Money Market 1.440%		12,932,993	12,932,993	12,932,993	1.7%
Total money market fund					$12,932,993	$12,932,993	1.7%

Derivative Instrument - Long Exposure					Initial Notional Cost	Unrealized Appreciation/(Depreciation)
Total return swap with Citibank, N.A. (Note 5)		Total Return Swap			175,519,693	(5,354,868)
Total derivative instrument - long exposure					175,519,693	(5,354,868)

(1)
All of the Company's investments are domiciled in the United States except for Livingston International Inc., which is domiciled in Canada and AMMC CLO 17, Limited Series 2015-17A, Apidos CLO XXIV, Series 2016-24A, Dryden 38 Senior Loan Fund, Series 2015-38A, Dryden 43 Senior Loan Fund, Series 2016-43A, Dryden 49 Senior Loan Fund, 2017-49A, Magnetite XIX, Limited and VOYA CLO 2016-2, LTD. which are all domiciled in the Cayman Islands. All foreign investments were denominated in US Dollars.

(2)	Unless otherwise indicated, all securities are valued using significant unobservable inputs, which are categorized as Level 3 assets under the definition of ASC 820 fair value hierarchy.
(3)	Percentage is based on net assets of $739,954,157 as of December 31, 2017.
(4)
The interest rate on these loans is subject to a base rate plus 3 Month “3M” LIBOR, which at December 31, 2017 was 1.69%. As the interest rate is subject to a minimum LIBOR floor, the prevailing rate in effect at December 31, 2017 was the base rate plus the LIBOR floor or 3M LIBOR.

(5)	An affiliated fund that is managed by an affiliate of SIC Advisors LLC also holds an investment in this security.
(6)	The investment has an unfunded commitment as of December 31, 2017. For further details see Note 11. Fair value includes an analysis of the unfunded commitment.
(7)
The interest rate on these loans is subject to a base rate plus 1 Month "1M" LIBOR, which at December 31, 2017 was 1.57%. As the interest rate is subject to a minimum LIBOR floor, the prevailing rate in effect at December 31, 2017 was the base rate plus the LIBOR floor or 1M LIBOR.

(8)
Securities are exempt from registration under Rule 144A of the Securities Act of 1933. These securities represent a fair value of $97,200,003 or 13.1% of net assets as of December 31, 2017 and are considered restricted.

(9)	The investment is not a qualifying asset under Section 55 of the Investment Company Act of 1940 (the "1940 Act"). Non-qualifying assets represent 18.7% of the Company's portfolio at fair value.
(10)
This investment is in the equity class of a collateralized loan obligation ("CLO"). The CLO equity investments are entitled to recurring distributions which are generally equal to the excess cash flow generated from the underlying investments after payment of the contractual payments to debt holders and fund expenses. The current effective yield is based on the current projections of this excess cash flow taking into account assumptions that have been made regarding expected prepayments, losses and future reinvestment rates. These assumptions are periodically reviewed and adjusted. Ultimately, the actual yield may be higher or lower than the estimated yield if actual results differ from those used for the assumptions.

(11)	Security is non-income producing.
(12)	A portion of this investment was sold via a participation agreement. The listed amount is the portion retained by Sierra Income Corporation.
(13)	The investment was on non-accrual status as of December 31, 2017.
(14)	Represents securities in Level 2 in the ASC 820 table (see Note 4).
(15)
The interest rate on these loans is subject to a base rate plus 6 month "6M" LIBOR, which at December 31, 2017 was 1.84%. As the interest rate is subject to a minimum LIBOR floor, the prevailing rate in effect at December 31, 2017 was the base rate plus the LIBOR floor or 6M LIBOR.

(16)
Security is also held in the underlying portfolio of the total return swap with Citibank, N.A. (see Note 5). The Company's total exposure to Imagine! Print Solutions, Inc., Keystone Acquisition Corp., Lighthouse Network, LLC, New Media Holdings II LLC, Petco Animal Supplies, Inc., PetroChoice Holdings, LLC, TCH-2 Holdings, LLC, and The Octave Music Group, Inc. is $14,726,050 or 2.0%, $8,742,563 or 1.2%, $12,288,250 or 1.7%. $16,824,754 or 2.3%, $10,211,119 or 1.4%, $13,962,025 or 1.9%, $6,805,128 or 0.9%, and $8,451,073 or 1.1%, respectively, of Net Assets as of December 31, 2017.

(17)
Affiliate Investments are defined by the 1940 Act as investments in companies in which the Company owns at least 5% but no more than 25% of the voting securities or we are under common control with such portfolio company. Control Investments are defined by the 1940 Act as investments in companies in which the Company owns more than 25% of the voting securities or maintains greater than 50% of the board representation.

(18)	Represents securities in Level 1 in the ASC 820 table (see Note 4).
(19)	The interest rate on these loans is subject to a base rate plus a spread.
As of December 31, 2017, the weighted average yield based upon original cost on our portfolio investments, including the yield on the equity component of the total return swap ("TRS") that Arbor Funding LLC ("Arbor"), our wholly-owned financing subsidiary entered into with Citibank, N.A. ("Citibank"), was approximately 8.8%, and approximately 79.4% of our portfolio investments were senior secured. As of December 31, 2017, 90.7% of our income-bearing investment portfolio bore interest based on floating rates, such as LIBOR or the Alternate Base Rate ("ABR"), and 9.3% bore interest at fixed rates. The weighted average yield on income-producing investments is computed based upon the contractual interest payments and principal amortizations due at maturity for each individual investment, which amount is divided by the total cost borne by us on such income-producing investments as of the end of the applicable reporting period. The yield on our portfolio investments is higher than what our investors will realize because it does not reflect our expenses and the sales load paid by investors.
Overview of Portfolio Companies
Set forth below is a brief description of the business of our portfolio companies as of December 31, 2017.

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
Alpine SG, LLC
Alpine SG, LLC is an aggregator of niche, vertically oriented software businesses. Each business operates independently with oversight from the Alpine SG management team. The platform includes the following 5 companies: CSF, Aerialink, Minute Menu, Bill4Time, and Exym.

American Dental Partners, Inc.
American Dental Partners, Inc., headquartered in Wakefield, MA, is one of the largest dental practice management (“DPM”) companies in the U.S. and provides dental groups with critical administrative functions, enabling dentists to focus on clinical care.

Amerijet Holdings Inc.	Amerijet Holdings Inc., headquartered in Fort Lauderdale, FL, is a leading provider of air cargo and logistics to and from the Caribbean, Mexico and Latin America.
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

Answers Corporation
Answers Corporation (“Answers”) is headquartered in St. Louis, MO operates three primary businesses, supported by shared services functions, focused on empowering consumers and brands by connecting them with the information to optimize their decision making.

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

Barry's Bootcamp Holdings, LLC
Barry’s Bootcamp Holdings, LLC, founded in 1998 and headquartered in Los Angeles, CA, is a leading boutique fitness studio operator offering hour long workouts that focus on high-intensity interval training, cardio, and strength training.

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
Brand Energy & Infrastructure Services, Inc.
Brand Energy & Infrastructure Services, Inc. is a specialized industrial services provider for required maintenance and expansion projects in the refining, petrochemical, power generation, upstream, midstream and other industrial end markets.

Brook & Whittle Holding Corp.
Brook & Whittle Holding Corp., founded in 1996 and based in North Branford, CT, provides printing and packaging solutions in North America. The company produces and supplies pressure sensitive labels and shrink film packaging products for personal care, beverage, food, and household industry sectors.

Capstone Nutrition
Capstone Nutrition (“Capstone”) which is headquartered in Ogden, UT, is a pure-play developer and manufacturer in the nutrition industry. Since 1992, Capstone has been developing, producing, and packaging capsule, tablet, and powder products for a variety of customers in the United States and internationally.

Central States Dermatology Services, LLC	Central States Dermatology Services, LLC, headquartered in Dayton, OH, serves dermatology clinics throughout Ohio.

Portfolio Company	Brief Description of Portfolio Company
Charming Charlie LLC
Charming Charlie LLC is a destination retailer of fashion jewelry and accessories. Charming Charlie is known for its fun, friendly, and fabulous brand which permeates its in-store and online experience.

Covenant Surgical Partners, Inc.
Covenant Surgical Partners, Inc., headquartered in Nashville, Tennessee, is a privately-held owner and operator of ambulatory surgery centers, anatomic pathology laboratories, anesthesia entities and physician practices.

CP Opco, LLC
CP OPCO LLC, founded in 1978 and headquartered in Inglewood, CA, offers its customers a complete solution, pairing a broad portfolio of event rental products and temporary structures with value-added event services.

CPI Holdings, Inc.	CPI Holdings, Inc. develops and manufactures microwave, radio frequency, power, and control products for critical communications, defense and medical applications.
CSP Technologies North America, LLC
CSP Technologies North America, LLC manufactures patented, specialized desiccant polymer containers primarily for the pharmaceutical industry, but also for food and consumer applications used in the confectionery, dairy and cups industries.

CSTN Merger Sub Inc.
CSTN Merger Sub Inc. (“Cornerstone”), headquartered in Waggaman, LA, is a North American producer of critical intermediate and specialty chemicals including AN and melamine, which are marketed globally. Cornerstone is also a producer of sulfuric acid for the merchant market in the Gulf of Mexico region.

Deliver Buyer, Inc.	Deliver Buyer, Inc provides automated sortation system services as well as manufacturing products to courier and e-commerce customers.
DHISCO Electronic Distribution, Inc.
DHISCO Electronic Distribution, Inc. headquartered in Dallas, TX, is a full service platform that assists lodging providers in the distribution of hotel information to end consumers through various distribution channels.

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

Dryden 49 Senior Loan Fund, Series 2017-49A
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

Elite Comfort Solutions LLC	Elite Comfort Solutions LLC is a specialty foam manufacturer and fabrication processor, producing a range of consumer-facing products including bed-in-a-box, toppers, and pillows.
Engineered Machinery Holdings, Inc
Engineered Machinery Holdings, Inc., headquartered in Downers Grove, IL, designs and assembles packaging, material handling and food processing equipment for a number of industries, including food and beverage, consumer products, e-commerce and distribution, retail, and agriculture and produce.

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

Friedrich Holdings, Inc.	Friedrich Holdings, Inc., founded in 1883 and headquartered in San Antonio, TX, engineers and manufactures high-performance in-room air conditioning products.
Frontier Communications Corp.
Frontier Communications Corp. (“Frontier”), headquartered in Denver, CO, is a telephone company in the United States, mainly serving rural areas and smaller communities. Frontier offers wireline voice, data and video services to residential and business customers.

Genex Holdings, Inc.	Genex Holdings, Inc., headquartered in Wayne, PA, is a national provider of case management solutions to the workers’ compensation industry.
GK Holdings, Inc.	GK Holdings, Inc., headquartered in Cary, NC, is a worldwide provider of IT and business skills learning solutions participating in the global corporate training market.
Global Eagle Entertainment Inc.	Global Eagle Entertainment Inc. is a provider of satellite-based connectivity and media to fast-growing, global mobility markets across air, sea and land.
Green Field Energy Services, Inc.	Green Field Energy Services, Inc., formed in 1969, is an independent oilfield services company.
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

High Ridge Brands Co.
Founded in 2011 and based in Stamford, CT, High Ridge Brands is a value oriented branded personal care company in the United States with specialization in the skin cleansing, hair care and oral care product categories.

Holland Acquisition Corp.
Holland Acquisitions Corp. (“Holland”), founded in 1985 and headquartered in Fort Worth, TX, is a provider of land services to blue-chip clients throughout the United States. Holland offers a full-suite of land services in all three stages of the energy production cycle: upstream, midstream and downstream.

Portfolio Company	Brief Description of Portfolio Company
Hylan Datacom & Electrical LLC
Hylan Datacom & Electrical LLC, headquartered in Holmdel, NJ, is a specialty design, engineering and construction company providing telecommunications, electrical and utility services to customers in New York City and the greater Tri-State area.

Ignite Restaurant Group, Inc.	Ignite Restaurant Group, Inc. (“IRG”), headquartered in Houston, TX, operates and franchises restaurants throughout the U.S. and internationally.
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

Imagine! Print Solutions, LLC
Imagine! Print Solutions LLC., founded in 1988 and headquartered in Minneapolis, MN, is a provider of in-store marketing solutions in North America providing comprehensive in-store, point-of-purchase/point of sale marketing campaigns.

Impact Sales, LLC	Impact Sales, LLC is a Boise, Idaho based sales and marketing agency providing outsourced sales, marketing and merchandising services to consumer packaged goods manufacturers.
Interflex Acquisition Company, LLC
InterFlex Acquisition Company, LLC, headquartered in Wilkesboro, NC, is a comprehensive provider of specialized printed and converted flexible packaging solutions for food and consumer packaged goods producers throughout the USA and UK.

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

IOP Monroe Acquisition, Inc.
IOP Monroe Acquisition, Inc. (d/b/a Monroe Truck Equipment, Inc.), founded in 1958 and headquartered in Monroe, WI, is a designer, manufacturer, and up-fitter (i.e. installer) of specialized truck equipment for the commercial and municipal markets.

Isola USA Corp.
Isola USA Corp., founded in Germany in 1912, is a global material science company that designs, develops, and manufactures copper-clad laminate and prepreg used to fabricate advanced multilayer printed circuit boards.

Keystone Acquisition Corp.	Keystone Acquisition Corp. provides care and quality management to public and commercial clients in the healthcare industry.
L&S Plumbing Partnership, Ltd.
L & S Plumbing Partnership, Ltd, founded in 1984 and headquartered in Richardson, TX, is a provider of plumbing, electrical and HVAC installation services for new single family home development in Texas.

Lighthouse Network, LLC
Lighthouse Network, LLC (f/k/a Harbortouch Payments, LLC), founded in 1999 and headquartered in Allentown, PA, is a financial technology organization, power the top POS brands in the hospitality and retail sectors.

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

Magnetite XIX, Limited	Magnetite XIX, Limited is a collateralized loan obligation vehicle invested in a diversified portfolio of primarily senior secured first lien bank loans and, to a limited extent, second lien loans.
Manna Pro Products, LLC
Manna Pro Products, LLC, founded in 1985 and headquartered in Chesterfield, Missouri, is a manufacturer and distributor of pet nutrition and care products. Manna Pro targets five core animal end markets: dog & cat, horse, backyard chicken, other backyard pets and deer.

MCM 500 East Pratt Holdings, LLC	Developed in 2004 by the Trammell Crow Company, 500 East Pratt is a 13-story, 279,712 square foot, class A office building located along Baltimore’s Pratt Street corridor.
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

Path Medical LLC
Path Medical, LLC, founded in 1993, is a provider of fully-integrated acute trauma treatment and diagnostic imaging solutions to patients injured in automobile and non-work related accidents throughout Florida.

Payless Holdings LLC
Payless Inc. (“Payless”), founded in 1956 and headquartered in Topeka, KS, sells low-cost, high-quality family footwear. In addition to footwear, Payless also sells a broad array of accessories such as handbags, jewelry, bath-and-beauty products, and hosiery.

Petco Animal Supplies, Inc.
Petco Animal Supplies, Inc. is a omnichannel specialty retailer of pet food, supplies, services and companion animals in the United States, with one of the largest selections of premium pet brands and services available.

PetroChoice Holdings, Inc.	PetroChoice Holdings, Inc. is a distributor of US lubricants and services primarily serving the Northeastern and Midwestern United States.
Preferred Proppants, LLC	Preferred Sands Holding Company, LLC, headquartered in Radnor, PA, is a provider of high quality raw and resin coated frac sand for use in the oil and gas industry.
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
RESIC Enterprises, LLC
RESIC Enterprises, LLC (a/k/a Lyons Magnus), founded in 1852, and headquartered in Fresno, CA, develops and markets quality products with innovative packaging to meet the needs of Foodservice, Ingredient and International customers.

Resolute Investment Managers, Inc.
Resolute Investment Managers, Inc. headquartered in Irving, TX, is an asset management firm that provides institutional-quality equity, fixed income, alternative and cash solutions to retail and institutional clients.

Rhombus Cinema Holdings, LP
Rhombus Cinema Holdings, LP, headquartered in Beverly Hills, CA, is an innovator and licensor of stereoscopic (3D) and other visual technologies for use in the cinema and on consumer electronic devices.

RMS Holding Company, LLC	RMS Holding Company, LLC, founded in 2003 and headquartered in La Mesa, CA, provides employment administration and risk management services to banks/private fiduciaries and state programs.
SavATree, LLC
SavATree LLC, headquartered in Bedford Hills, NY, is a leading provider of residential tree and shrub maintenance, professional lawn care, and outdoor residential services with over twenty branches throughout the Eastern and Midwestern regions of the United States.

SFP Holding, Inc.	SFP Holdings, Inc., founded in 1999 and headquartered in St. Paul, MN, is a provider of fire and life safety security systems.
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

Simplified Logistics, LLC	Simplified Logistics is a Westlake, OH based provider of asset-light transportation management services focused on primarily managing less-than-truckload freight.
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

Smile Doctors LLC
Smile Doctors LLC is a Specialty Dental Services Organization focused on acquiring pre-existing orthodontist practices and improving profitability through the implementation of upgraded marketing strategies and pricing plans, streamlining scheduling and back-office functions, and supporting new start growth with capital investments.

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

SRS Software, LLC	SRS Software, LLC, founded in 1997 and headquartered in Montvale, NJ, is a leading provider of electronic health record and health information technology to high volume, specialty physicians.
Starfish Holdco LLC
Starfish Holdco, LLC (d/b/a Syncsort) through its subsidiaries will be a global software company specializing in Big Data, high speed sorting products, data protection, data quality and integration software and services, for mainframe, power systems and open system environments to enterprise customers.

TCH-2 Holdings, LLC	TCH-2 Holdings, LLC, headquartered in New York, NY, is a provider of cloud-based reservation systems, SaaS-based business intelligence and digital media solutions.
Techniplas LLC
Techniplas LLC, founded in 2010 and headquartered in Nashotah, WI, is a global producer of highly engineered and technically complex plastic modules and subsystems for niche applications primarily in the global automotive industry.

The Garretson Resolution Group, Inc	The Garretson Resolution Group, Inc, founded in 1998 and based in Cincinnati, OH, is a provider of technology-enabled outsourced legal and compliance services.

Portfolio Company	Brief Description of Portfolio Company
The Octave Music Group, Inc.	The Octave Music Group, Inc., headquartered in New York, NY, is an in-venue interactive music and entertainment platform, featured in bars and restaurants across North America and Europe.
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

TwentyEighty, Inc.
TwentyEighty, Inc., headquartered in Reno, NV, provides global sales organizations with an objective source of industry knowledge and insight to help organizations overhaul their sales techniques re-energize their sales force and fine-tune their customer interactions.

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

Vail Holdco Corp.	Vail Holdco Corp. is the direct parent entity of Avantor, Inc. Avantor, Inc. is a global supplier of ultra-high-purity materials for the life science and advanced technology markets.
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

YRC Worldwide Inc.
YRC Worldwide, headquartered in Overland Park, Kansas, is an American holding company of freight shipping brands YRC Freight, YRC Reimer, New Penn, Holland and Reddaway. YRC Worldwide has a comprehensive network in North America, and offers shipping of industrial, commercial and retail goods.

Z Gallerie, LLC	Z Gallerie, LLC, headquartered in Gardena, CA, is a lifestyle retailer offering a variety of home goods including furniture, artwork, lighting, tabletop items, textiles and decorative accessories.

INVESTMENT ADVISORY AGREEMENT AND FEES
Investment Advisory Fees
We pay SIC Advisors a fee for its services under the Investment Advisory Agreement consisting of two components: a management fee and an incentive fee. We believe that this fee structure benefits stockholders by aligning the compensation of our Advisor with our overall investment performance. The cost of both the base management fee and the incentive fee are ultimately borne by our stockholders.
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
The subordinated incentive fee on income for each quarter is calculated as follows:

•
No subordinated incentive fee on income is payable in any calendar quarter in which the pre-incentive fee net investment income does not exceed a quarterly return to investors of 1.75% per quarter on our net assets at the end of the immediately preceding fiscal quarter. We refer to this as the preferred quarterly return.

•
All of our pre-incentive fee net investment income, if any, that exceeds the preferred quarterly return, but is less than or equal to 2.1875% on our net assets at the end of the immediately preceding fiscal quarter in any quarter, is payable to the Advisor. We refer to this portion of our subordinated incentive fee on income as the catch up. It is intended to provide an incentive fee of 20% on all of our pre-incentive fee net investment income when our pre-incentive fee net investment income exceeds 2.1875% on our net assets at the end of the immediately preceding fiscal quarter in any quarter.

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
Reimbursements of Organizational and Offering Expense

Under the terms of the Investment Advisory Agreement, SIC Advisors bears all organization and offering expenses on our behalf. Since June 2, 2014, the date that we raised $300 million in gross proceeds in connection with the sale of shares of our common stock, SIC Advisors has no longer been obligated to bear, pay or otherwise be responsible for any ongoing organization and offering expenses on our behalf, and we have been responsible for paying or otherwise incurring all such organization and offering expenses. Pursuant to the terms of the Investment Advisory Agreement, we have agreed to reimburse SIC Advisors for any such organizational and offering expenses incurred by SIC Advisors not to exceed 1.25% of the gross subscriptions raised by us over the course of the offering period, which was initially scheduled to terminate two years from the initial offering date, unless extended. Most recently, at a meeting held on March 8, 2018, our board of directors approved an extension of our offering for an additional year, which will extend the offering through April 17, 2019, unless further extended. Notwithstanding the foregoing, in the event that organizational and offering expenses, together with sales commissions, the dealer manager fee and any discounts paid to members of the Financial Industry Regulatory Authority, exceed 15% of the gross proceeds from the sale of shares of our common stock pursuant to our registration statement or otherwise at the time of the completion of our offering, then SIC Advisors shall be required to pay or, if already paid by us, reimburse us for amounts exceeding such 15% limit.

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
Most recently, our board of directors held an in-person meeting on March 8, 2018, in order to consider the annual approval and continuation of the Investment Advisory Agreement. In its consideration of the Investment Advisory Agreement, the board of directors focused on information it had received relating to, among other things: (a) the nature, quality and extent of the advisory and other services to be provided to us by SIC Advisors; (b) comparative data with respect to advisory fees or similar expenses paid by other BDCs with similar investment objectives; (c) our projected operating expenses and expense ratio compared to BDCs with similar investment objectives; (d) any existing and potential sources of indirect income to SIC Advisors from its relationships with us and the profitability of those relationships; (e) information about the services to be performed and the personnel performing such services under the Investment Advisory Agreement; (f) the organizational capability and financial condition of SIC Advisors and its affiliates; and (g) various other factors.
Based on the information reviewed and the discussions, the board of directors, including a majority of the non-interested directors, concluded that the investment management fee rates and terms are reasonable in relation to the services to be provided and approved the Investment Advisory Agreement for a period of one additional year, which will expire on April 17, 2019. The Investment Advisory Agreement will automatically terminate in the event of its assignment. In accordance with the 1940 Act, we may terminate the Investment Advisory Agreement with SIC Advisors upon 60 days’ written notice. The decision to terminate the agreement may be made by a majority of our independent directors or the holders of a majority of the outstanding shares of our common stock. In addition, SIC Advisors may terminate the Investment Advisory Agreement with us upon 120 days’ written notice.
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
Term; Effective Date
The Administration Agreement became effective on April 17, 2012, the date that we met our minimum offering requirement. Pursuant to its terms, and unless earlier terminated as described below, the Administration Agreement will remain in effect from year-to-year if approved annually by a majority of our directors who are not "interested persons" as defined in the 1940 Act, of the Company or Medley Capital LLC, and either the holders of a majority of our outstanding voting securities or our board of directors. Most recently, on March 8, 2018, our board of directors held an in-person meeting in order to consider the annual approval and continuation of our Administration Agreement. Based on the information relating to the terms of the Administration Agreement and the discussions held, the board of directors, including a majority of the non-interested directors, approved the Administration Agreement as being in the best interests of our stockholders. Specifically the board of directors approved the extension of the Administration Agreement for a period of one additional year, which will expire on April 17, 2019.
We may terminate the Administration Agreement with Medley Capital LLC on 60 days’ written notice without penalty. Medley Capital LLC may terminate the Administration Agreement on 120 days’ written notice without penalty.
REGULATION
General
We have elected to be regulated as a BDC under the 1940 Act and have also elected, and intend to qualify annually, to be treated for U.S. federal income tax purposes as a RIC under Subchapter M of the Code. BDCs are closed-end funds that elect to be regulated as BDCs under the 1940 Act. As such, BDCs are subject to only certain provisions of the 1940 Act. BDCs are provided greater flexibility under the 1940 Act than are other investment companies in dealing with their portfolio companies, issuing securities, and compensating their managers. BDCs can be internally or externally managed and may elect to be treated as RICs for U.S. federal income tax purposes. The 1940 Act contains prohibitions and restrictions relating to transactions between BDCs and their affiliates (including any investment advisers or sub-advisers), principal underwriters, and affiliates of those affiliates or underwriters. The 1940 Act requires that a majority of a BDC’s directors be persons other than “interested persons,” as that term is defined in the 1940 Act. In addition, the 1940 Act provides that we may not change the nature of our business so as to cease to be, or withdraw our election as a BDC unless approved by a majority of our outstanding voting securities. The 1940 Act defines “a majority of the outstanding voting securities” as the lesser of: (1) 67% or more of the voting securities present at a meeting if the holders of more than 50% of our outstanding voting securities are present or represented by proxy or (2) more than 50% of our voting securities.

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

As a BDC, we will not generally be permitted to invest in any portfolio company in which our Advisor or any of their affiliates currently have a controlling interest or to make any co-investments with our Advisor or any of its affiliates without an exemptive order from the SEC. We may, however, invest alongside our Advisor and its affiliates’ other clients in certain circumstances where doing so is consistent with applicable law and SEC staff interpretations. For example, we may invest alongside such other clients’ accounts consistent with guidance promulgated by the SEC Staff permitting us and such other clients’ accounts to purchase interests in a single class of privately placed securities so long as certain conditions are met, including that no investment advisor, acting on our behalf or on behalf of other clients, negotiates any term other than price. We may also invest alongside such other clients as otherwise permissible under regulatory guidance, applicable regulations and our Advisor’s allocation policies. In addition, on November 25, 2013, we received an exemptive order from the SEC that permits us to participate in negotiated co-investment transactions with certain affiliates, each of whose investment adviser is Medley LLC or an investment adviser controlled by Medley LLC in a manner consistent with our investment objective, strategies and restrictions, as well as regulatory requirements and other pertinent factors (the “Prior Exemptive Order”). On March 29, 2017, the Company, SIC Advisors and certain other affiliated funds and investment advisers received an exemptive order (the “Exemptive Order”) for a co-investment order that supersedes the Prior Exemptive Order and allows affiliated registered investment companies to participate in co-investment transactions with us that would otherwise be prohibited under Section 17(d) and 57(a) (4) and Rule 17d-1. On October 4, 2017, the Company, SIC Advisors and certain of our affiliates received an exemptive order that supersedes the Exemptive Order (the “New Exemptive Order”) and allows, in addition to the entities already covered by the Exemptive Order, Medley LLC and its subsidiary, Medley Capital LLC, to the extent they hold financial assets in a principal capacity, and any direct or indirect, wholly- or majority-owned subsidiary of Medley LLC that is formed in the future, to participate in co-investment transactions with us that would otherwise be prohibited by either or both of Sections 17(d) and 57(a)(4) of the 1940 Act. The terms of the New Exemptive Order are otherwise substantially similar to the Exemptive Order. Co-investment under the New Exemptive Order is subject to certain conditions therein, including the condition that, in the case of each co-investment transaction, our board of directors determines that it would be be in our best interest to participate in the transaction. However, neither we nor the affiliated funds are obligated to invest or co-invest when investment opportunities are referred to us or them.

Opportunities for co-investments may arise when SIC Advisors or an affiliated adviser becomes aware of investment opportunities that may be appropriate for us and other clients, or affiliated funds. Without the New Exemptive Order, we would be substantially limited in our ability to co-invest in privately negotiated transactions with affiliated funds as a BDC.

In situations where co-investments with other clients of Medley or its affiliates is not permitted or appropriate, such as when there is an opportunity to invest in different securities of the same issuer or where the different investments could be expected to result in a conflict between our interests and those of other Medley clients, SIC Advisors and the Medley affiliate will need to decide which client will proceed with the investment. SIC Advisors and the Medley affiliate will make these determinations based on its policies and procedures, which generally require that such opportunities be offered to eligible accounts on an alternating basis that will be fair and equitable over time. Moreover, except in certain circumstances, we will be unable to invest in any issuer in which a fund managed by Medley or its affiliates has previously invested. Similar restrictions limit our ability to transact business with our officers or directors or their affiliates.
Business Development Company Regulation: Qualifying Assets
Under the 1940 Act, a BDC may not acquire any asset other than assets of the type listed in Section 55(a) of the 1940 Act, which are referred to as qualifying assets, unless, at the time the acquisition is made, qualifying assets represent at least 70% of the BDC's total assets. As discussed in greater detail below, the 1940 Act defines qualifying assets as principally including certain investments by a BDC in eligible portfolio companies. An eligible portfolio company is defined under the 1940 Act as any issuer which:

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
As an investment adviser registered under the 1940 Act, SIC Advisors has a fiduciary duty to act solely in the best interests of its clients. As part of this duty, it recognizes that it must vote client securities in a timely manner free of conflicts of interest and in the best interests of its clients. These policies and procedures for voting proxies for the investment advisory clients of SIC Advisors are intended to comply with Section 206 of the Advisers Act and Rule 206(4)-6 thereunder.

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
Election to Be Taxed as a RIC
We have elected, and intend to qualify annually, to be treated as a RIC under Subchapter M of the Code. As a RIC, we generally do not have to pay corporate-level U.S. federal income taxes on any income that we distribute to our stockholders from our tax earnings and profits. To maintain our qualification as a RIC, we must, among other things, meet certain source-of-income and asset diversification requirements (as described below). In addition, in order to obtain and maintain RIC tax treatment, we must distribute to our stockholders, for each taxable year, at least 90% of our “investment company taxable income,” which is generally our net ordinary income plus the excess, if any, of realized net short-term capital gains over realized net long-term capital losses, or the Annual Distribution Requirement.

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

For U.S. federal income tax purposes, we may be required to recognize taxable income in circumstances in which we do not receive a corresponding payment in cash. For example, if we hold debt obligations that are treated under applicable tax rules as having original issue discount ("OID") (such as debt instruments with PIK interest or, in certain cases, increasing interest rates or debt instruments that were issued with warrants), we must include in income each year a portion of the OID that accrues over the life of the obligation, regardless of whether cash representing such income is received by us in the same taxable year. We may also have to include in income other amounts that we have not yet received in cash, such as deferred loan origination fees that are paid after origination of the loan or are paid in non-cash compensation such as warrants or stock. We anticipate that a portion of our income may constitute OID or other income required to be included in taxable income prior to receipt of cash.
Because any OID or other amounts accrued will be included in our investment company taxable income for the year of the accrual, we may be required to make a distribution to our stockholders in order to satisfy the Annual Distribution Requirement, even though we will not have received any corresponding cash amount. As a result, we may have difficulty meeting the annual distribution requirement necessary to obtain and maintain RIC tax treatment under the Code. We may have to sell some of our investments at times and/or at prices we would not consider advantageous, raise additional debt or equity capital or forgo new investment opportunities for this purpose. If we are not able to obtain cash from other sources, we may fail to qualify for RIC tax treatment and thus become subject to corporate-level U.S. federal income tax. Our ability to dispose of assets to meet our distribution requirements may be limited by (1) the illiquid nature of our portfolio and/or (2) other requirements relating to our status as a RIC, including the Diversification Tests. If we dispose of assets in order to meet the Annual Distribution Requirement or the Excise Tax Avoidance Requirement, we may make such dispositions at times that, from an investment standpoint, are not advantageous.
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
If we were unable to qualify for treatment as a RIC and the foregoing relief provisions are not applicable, we would be subject to tax on all of our taxable income at regular corporate rates, regardless of whether we make any distributions to our stockholders. Distributions would not be required, and any distributions made would be taxable to our stockholders as ordinary dividend income. Subject to certain limitations, non-corporate stockholders may be eligible for a 20% maximum U.S. federal income tax rate to the extent of our current and accumulated earnings and profits provided certain holding period and other requirements were met. Subject to certain limitations under the Code, corporate distributees would be eligible for the dividends-received deduction. Distributions in excess of our current and accumulated earnings and profits would be treated first as a return of capital to the extent of the stockholder’s tax basis, and any remaining distributions would be treated as a capital gain. To requalify as a RIC in a subsequent taxable year, we would be required to satisfy the RIC qualification requirements for that year and dispose of any earnings and profits from any year in which we failed to qualify as a RIC. Subject to a limited exception applicable to RICs that qualified as such under Subchapter M of the Code for at least one year prior to disqualification and that requalify as a RIC no later than the second year following the nonqualifying year, we could be subject to tax on any unrealized net built-in gains in the assets held by us during the period in which we failed to qualify as a RIC that are recognized within the subsequent 5 years, unless we made a special election to pay corporate-level U.S. federal income tax on such built-in gain at the time of our requalification as a RIC.

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

From time to time, capital markets may experience periods of disruption and instability. The U.S. and global capital markets experienced extreme volatility and disruption during the economic downturn that began in mid-2007, and the U.S. economy was in a recession for several consecutive calendar quarters during the same period. In 2010, a financial crisis emerged in Europe, triggered by high budget deficits and rising direct and contingent sovereign debt, which created concerns about the ability of certain nations to continue to service their sovereign debt obligations. Risks resulting from such debt crisis, including any austerity measures taken in exchange for bailout of certain nations, and any future debt crisis in Europe or any similar crisis elsewhere could have a detrimental impact on the global economic recovery, sovereign and non-sovereign debt in certain countries and the financial condition of financial institutions generally. In the second quarter of 2015, stock prices in China experienced a significant drop, resulting primarily from continued sell-off of shares trading in Chinese markets. In August 2015, Chinese authorities sharply devalued China’s currency. In June 2016, the United Kingdom held a referendum in which voters approved an exit from the European Union (“Brexit”), and, subsequently, on March 29, 2017, the U.K. government began the formal process of leaving the European Union, which is set to occur on March 29, 2019. Brexit created political and economic uncertainty and instability in the global markets (including currency and credit markets), and especially in the United Kingdom and the European Union, and this uncertainty and instability may last indefinitely. Because of the election results in the U.K. in June 2017, there is increased uncertainty on the timing of Brexit. There is also continued concern about national-level support for the euro and the accompanying coordination of fiscal and wage policy among European Economic and Monetary Union member countries. These market conditions have historically and could again have a material adverse effect on debt and equity capital markets in the United States and Europe, which could have a materially negative impact on our business, financial condition and results of operations. We and other companies in the financial services sector may have to access, if available, alternative markets for debt and equity capital.

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

In June 2016, the United Kingdom held a referendum in which a majority of voters voted in favor of leaving the European Union (“Brexit”), and, subsequently, on March 29, 2017, the U.K. government began the formal process of leaving the European Union, which is set to occur on March 29, 2019. Brexit has created political and economic uncertainty, particularly in the United Kingdom and the European Union, and this uncertainty may last for years. Negotiations are expected to commence to determine the future terms of the United Kingdom’s relationship with the European Union. Events that could occur in the future as a consequence of the United Kingdom’s withdrawal, including the possible breakup of the United Kingdom, may continue to cause significant volatility in global financial markets, including in global currency and credit markets. This volatility could cause a slowdown in economic activity in the United Kingdom, Europe or globally, which could adversely affect our operating results and growth prospects. Any of these effects of Brexit, and others we cannot anticipate, could have unpredictable consequences for credit markets and adversely affect our business, results of operations and financial performance.

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

In October 2014, the Federal Reserve announced that it was concluding its bond-buying program. It is unknown what effect, if any, the conclusion of this program will have on credit markets and the value of our investments. These and any future developments and reactions of the credit markets toward these developments could cause interest rates and borrowing costs to rise, which may negatively impact our ability to obtain debt financing on favorable terms. In December 2017, the Federal Reserve raised the federal funds rate, which was the third such interest rate hike in 2017, to a range between 1.25% to 1.50%, and the Federal Reserve has announced its intention to continue to raise the federal funds rate over time. However, if key economic indicators, such as the unemployment rate or inflation, do not progress at a rate consistent with the Federal Reserve’s objectives, the target range for the federal funds rate may increase and cause interest rates and borrowing costs to rise, which may negatively impact our ability to access the debt markets on favorable terms. Any continued adverse economic conditions could have material adverse effect on our business, financial condition and results of operations.

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

Actions by the BBA, regulators or law enforcement agencies as a result of these or future events, may result in changes to the manner in which LIBOR is determined. Potential changes, or uncertainty related to such potential changes may adversely affect the market for LIBOR-based securities, including our portfolio of LIBOR-indexed, floating-rate debt securities. In addition, any further changes or reforms to the determination or supervision of LIBOR may result in a sudden or prolonged increase or decrease in reported LIBOR, which could have an adverse impact on the market for LIBOR-based securities or the value of our portfolio of LIBOR-indexed, floating-rate debt securities. For example, on July 27, 2017, the U.K. Financial Conduct Authority announced that it intends to stop persuading or compelling banks to submit LIBOR rates after 2021. At this time, it is not possible to predict the effect of any such changes, any establishment of alternative reference rates or any other reforms to LIBOR that may be enacted in the United Kingdom or elsewhere. The elimination of LIBOR or any other changes or reforms to the determination or supervision of LIBOR could have an adverse impact on the market for or value of any LIBOR-indexed, floating-rate debt securities or on our overall financial condition or results of operations.

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

The failure in cybersecurity systems, as well as the occurrence of events unanticipated in our disaster recovery systems and management continuity planning could impair our ability to conduct business effectively.

The occurrence of a disaster, such as a cyber-attack against us or against a third-party that has access to our data or networks, a natural catastrophe, an industrial accident, failure of our disaster recovery systems, or consequential employee error, could have an adverse effect on our ability to communicate or conduct business, negatively impacting our operations and financial condition. This adverse effect can become particularly acute if those events affect our electronic data processing, transmission, storage, and retrieval systems, or impact the availability, integrity, or confidentiality of our data.

We depend heavily upon computer systems to perform necessary business functions. Despite our implementation of a variety of security measures, our computer systems, networks, and data, like those of other companies, could be subject to cyber-attacks and unauthorized access, use, alteration, or destruction, such as from physical and electronic break-ins or unauthorized tampering. If one or more of these events occurs, it could potentially jeopardize the confidential, proprietary, and other information processed, stored in, and transmitted through our computer systems and networks. Such an attack could cause interruptions or malfunctions in our operations, which could result in financial losses, litigation, regulatory penalties, client dissatisfaction or loss, reputational damage, and increased costs associated with mitigation of damages and remediation.

Third parties with which we do business may also be sources of cybersecurity or other technological risk. We outsource certain functions and these relationships allow for the storage and processing of our information, as well as client, counterparty, employee and borrower information. While we engage in actions to reduce our exposure resulting from outsourcing, ongoing threats may result in unauthorized access, loss, exposure or destruction, or other cybersecurity incident that affects our data, resulting in increased costs and other consequences, as described above.

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

The distributions we pay to our stockholders may exceed earnings, particularly during the period before we have substantially invested the net proceeds from our offering. In the event that we encounter delays in locating suitable investment opportunities, we may pay our distributions from the proceeds of our offering or from borrowings in anticipation of future cash flow, which may constitute a return of your capital and will lower your tax basis in your shares. Distributions from the proceeds of our offering or from borrowings also could reduce the amount of capital we ultimately invest in portfolio companies. Accordingly, stockholders who receive the payment of a dividend or other distribution from us should not assume that such dividend or other distribution is the result of a net profit earned by us. The Expense Support Agreement expired on December 31, 2016, and was not renewed, which will make it more likely that distributions may include a return of capital.

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

Our board of directors has the authority to modify or waive our current operating policies, investment criteria and strategies without prior notice and without stockholder approval. We cannot predict the effect any changes to our current operating policies, investment criteria and strategies would have on our business, net asset value, operating results and the value of our common stock. However, the effects might be adverse, which could negatively impact our ability to pay you distributions and cause you to lose all or part of your investment. Moreover, we have significant flexibility in investing the net proceeds of any offering and may use the net proceeds from any offering in ways with which investors may not agree.

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

As a BDC, we are required to carry our investments at market value or, if no market value is ascertainable, at the fair value as determined in good faith by our board of directors. Decreases in the market values or fair values of our investments are recorded as unrealized depreciation. Any unrealized losses in our portfolio could be an indication of a portfolio company’s inability to meet its repayment obligations to us with respect to the affected investments. This could result in realized losses in the future and ultimately in reductions of our income available for distribution in future periods. In addition, decreases in the market value or fair value of our investments will reduce our net asset value. See “Management's Discussion and Analysis of Financial Condition and Results of Operations - Valuation of Investments.”

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

We are classified as a non-diversified investment company within the meaning of the 1940 Act, which means that we are not limited by the 1940 Act with respect to the proportion of our assets that we may invest in securities of a single issuer. We are also not adopting any policy restricting the percentage of our assets that may be invested in a single portfolio company. To the extent that we assume large positions in the securities of a small number of issuers, or within a particular industry, our net asset value may fluctuate to a greater extent than that of a diversified investment company as a result of changes in the financial condition or the market’s assessment of the issuer. We may also be more susceptible to any single economic or regulatory occurrence than a diversified investment company. Beyond our income tax diversification requirements applicable to RICs under Subchapter M of the Code, we do not have fixed guidelines for diversification, and our investments could be concentrated in relatively few portfolio companies. See ‘‘Business - Taxation as a Regulated Investment Company.’’

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

SIC Advisors is not prohibited from raising money for and managing future investment entities that make the same types of investments as those we target. The time and resources that our Advisor devotes to us may be diverted, and during times of intense activity in other programs it may devote less time and resources to our business than is necessary or appropriate. As a result of these competing demands on their time and the fact that they may engage in other business activities on behalf of themselves and others, these individuals face conflicts of interest in allocating their time. These conflicts of interest could result in declines in the returns on our investments and the value of your investment. In addition, we may compete with any such investment entity for the same investors and investment opportunities. While we may co-invest with such investment entities to the extent permitted by the 1940 Act and the rules and regulations thereunder, the 1940 Act imposes significant limits on co-investment. In this regard, the New Exemptive Order allows us additional latitude to co-invest with certain affiliates. Nevertheless, the New Exemptive Order requires us to meet certain conditions in order to invest in certain portfolio companies in which our affiliates are investing or are invested. Affiliates of SIC Advisors, whose primary business includes the origination of investments, engage in investment advisory businesses with accounts that compete with us.

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

For U.S. federal income tax purposes, we are required to recognize taxable income in some circumstances in which we do not receive a corresponding payment in cash (such as deferred interest that is accrued as OID) and to make distributions with respect to such income to maintain our status as a RIC. Under such circumstances, we may have difficulty meeting the annual Distribution Requirement necessary to obtain and maintain RIC tax treatment under the Code. This difficulty in making the required distribution may be amplified to the extent that we are required to pay an incentive fee with respect to such accrued income. As a result, we may have to sell some of our investments at times and/or at prices we would not consider advantageous, raise additional debt or equity capital, or forgo new investment opportunities for this purpose. If we are not able to obtain cash from other sources, we may fail to qualify for RIC tax treatment and thus become subject to corporate-level U.S. federal income tax. For additional discussion regarding the tax implications of being a RIC, see ‘‘Business - Taxation as a Regulated Investment Company.’’

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

We are prohibited under the 1940 Act from participating in certain transactions with certain of our affiliates without the prior approval of a majority of the independent directors and, in some cases, the SEC. Any person that owns, directly or indirectly, 5% or more of our outstanding voting securities will be our affiliate for purposes of the 1940 Act, and we will generally be prohibited from buying or selling any securities from or to such affiliate, absent the prior approval of our board of directors. The 1940 Act also prohibits certain ‘‘joint’’ transactions with certain of our affiliates, which in certain circumstances could include investments in the same portfolio company (whether at the same or different times to the extent the transaction is deemed to be "joint"), without prior approval of our board of directors and, in some cases, the SEC. If a person acquires more than 25% of our voting securities, we will be prohibited from buying or selling any security from or to such person or certain of that person’s affiliates, or entering into prohibited joint transactions with such persons, absent the prior approval of the SEC. Similar restrictions limit our ability to transact business with our Advisor as well as our officers or directors or their affiliates. The SEC has interpreted the BDC regulations governing transactions with affiliates to prohibit certain ‘‘joint transactions’’ involving entities that share a common investment advisor. As a result of these restrictions, we may be prohibited from buying or selling any security (other than any security of which we are the issuer) from or to, as well as co-investing with, any fund managed by our Affiliates without the prior approval of the SEC. The foregoing may limit the scope of investment opportunities that would otherwise be available to us.

We may, however, invest alongside other clients of our Advisor and its affiliates, including other entities they manage in certain circumstances where doing so is consistent with applicable law, the New Exemptive Order and SEC staff interpretations and guidance. For example, we may co-invest with such accounts consistent with guidance promulgated by the SEC staff permitting us and such other accounts to purchase interests in a single class of privately placed securities so long as certain conditions are met, including that our investment adviser, acting on our behalf and on behalf of other clients, negotiates no term other than price. We may also co-invest with our investment adviser’s other clients as otherwise permissible under regulatory guidance, applicable regulations and our Advisor’s allocation policy. Under this allocation policy, a fixed percentage of each opportunity, which may vary based on asset class and investment objectives, among other things, will be offered to us and similar eligible accounts, as periodically determined by our Advisor and approved by our board of directors, including our independent directors. The allocation policy further provides that allocations among us and these other accounts will generally be made pro rata based on each account’s capital available for investment, as determined, in our case, by our Advisor. It is our policy to base our determinations as to the amount of capital available for investment based on such factors as the amount of cash on-hand, existing commitments and reserves, if any, the targeted leverage level, the targeted asset mix and diversification requirements and other investment policies and restrictions set by our board of directors or imposed by applicable laws, rules, regulations or interpretations. We expect that these determinations will be made similarly for other accounts. However, we can offer no assurance that investment opportunities will be allocated to us fairly or equitably in the short-term or over time.

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

As a BDC, under the 1940 Act, we generally are not permitted to incur indebtedness unless immediately after such borrowing we have an asset coverage for total borrowings of at least 200% (i.e., the amount of debt may not exceed 50% of the value of our assets). The U.S. Senate recently introduced the Small Business Credit Availability Act, which, if it passes, would modify this section of the 1940 Act and increase the amount of debt that BDCs may incur by modifying the asset coverage percentage from 200% to 150%. As a result, we may be able to incur additional indebtedness in the future, and our shareholders may face increased investment risk. In addition, since our management fee is calculated as a percentage of the value of our gross assets, which includes any borrowings for investment purposes, the management fee expenses will increase if we incur additional indebtedness.

We cannot predict how tax reform legislation will affect us, our investments, or our stockholders, and any such legislation could adversely affect our business.

Legislative or other actions relating to taxes could have a negative effect on us. The rules dealing with U.S. federal income taxation are constantly under review by persons involved in the legislative process and by the Internal Revenue Service and the U.S. Treasury Department. In December 2017, the U.S. House of Representatives and U.S. Senate passed tax reform legislation, which the President signed into law. Such legislation has made many changes to the Code, including significant changes to the taxation of business entities, the deductibility of interest expense, and the tax treatment of capital investment. We cannot predict with certainty how any changes in the tax laws might affect us, our stockholders, or our portfolio investments. New legislation and any U.S. Treasury regulations, administrative interpretations or court decisions interpreting such legislation could significantly and negatively affect our ability to qualify for tax treatment as a RIC or the U.S. federal income tax consequences to us and our stockholders of such qualification, or could have other adverse consequences. Stockholders are urged to consult with their tax advisor regarding tax legislative, regulatory, or administrative developments and proposals and their potential effect on an investment in our securities.

Changes to United States tariff and import/export regulations may have a negative effect on our portfolio companies and, in turn, harm us.

There has been on-going discussion and commentary regarding potential significant changes to United States trade policies, treaties and tariffs. The current administration, along with Congress, has created significant uncertainty about the future relationship between the United States and other countries with respect to the trade policies, treaties and tariffs. These developments, or the perception that any of them could occur, may have a material adverse effect on global economic conditions and the stability of global financial markets, and may significantly reduce global trade and, in particular, trade between the impacted nations and the United States. Any of these factors could depress economic activity and restrict our portfolio companies’ access to suppliers or customers and have a material adverse effect on their business, financial condition and results of operations, which in turn would negatively impact us.

Risks Related to our Investments

Our investments in prospective portfolio companies may be risky, and we could lose all or part of our investment.

We intend to pursue a strategy focused on investing primarily in the debt of privately owned U.S. companies with a focus on transactions sourced through the network of SIC Advisors.

•
Senior Secured First Lien Term Debt and Senior Secured Second Lien Term Debt. When we invest in first lien and second lien term debt, we will generally take a security interest in the available assets of these portfolio companies, including the equity interests of their subsidiaries. There is a risk that the collateral securing our investments may decrease in value over time or lose its entire value, may be difficult to sell in a timely manner, may be difficult to appraise and may fluctuate in value based upon the success of the business and market conditions, including as a result of the inability of the portfolio company to raise additional capital. Also, in some circumstances, our security interest could be subordinated to claims of other creditors. In addition, deterioration in a portfolio company’s financial condition and prospects, including its inability to raise additional capital, may be accompanied by deterioration in the value of the collateral for the debt security. Consequently, the fact that debt is secured does not guarantee that we will receive principal and interest payments according to the investment terms, or at all, or that we will be able to collect on the investment should we be forced to enforce our remedies.

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

Our investments may include OID instruments. To the extent OID constitutes a portion of our income, we will be exposed to typical risks associated with such income being required to be included in taxable and accounting income prior to receipt of cash, including the following:

•
OID instruments may create heightened credit risks because the inducement to trade higher rates for the deferral of cash payments typically represents, to some extent, speculation on the part of the borrower.

•
For accounting purposes, cash distributions to stockholders representing original issue discount income do not come from paid-in capital, although they may be paid from the offering proceeds. Thus, although a distribution of OID income comes from the cash invested by the stockholders, the 1940 Act does not require that stockholders be given notice of this fact.

•	OID creates risk of non-refundable cash payments to the Advisor based on non-cash accruals that may never be realized.

•
Interest rates payable on OID instruments, including payment-in-kind loans, or PIK loans, are higher because the deferred interest payments are discounted to reflect the time-value of money and because PIK instruments generally represent a significantly higher credit risk than coupon loans.

•	OID and PIK instruments may have unreliable valuations because the accruals require judgments about collectability of the deferred payments and the value of the associated collateral.

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

•
The required recognition of OID, including PIK, interest for U.S. federal income tax purposes may have a negative impact on liquidity, because it represents a non-cash component of the Company’s investment company taxable income that must, nevertheless, be distributed in cash to investors to avoid it being subject to corporate-level taxation.

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

We have the discretion to make any follow-on investments, subject to the availability of capital resources. We may elect not to make follow-on investments or otherwise lack sufficient funds to make those investments. Our failure to make follow-on investments may, in some circumstances, jeopardize the continued viability of a portfolio company and our initial investment, or may result in a missed opportunity for us to increase our participation in a successful operation. Even if we have sufficient capital to make a desired follow-

on investment, we may elect not to make such follow-on investment because we may not want to increase our concentration of risk, because we prefer other opportunities, because we are inhibited by compliance with BDC requirements or because we desire to maintain our RIC status. We also may be restricted from making follow-on investments in certain portfolio companies to the extent that affiliates of ours hold interests in such companies.

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

In addition to the rights of Citibank to terminate the TRS following an event of default or termination event as described above, Citibank may terminate the TRS on or after March 21, 2019. SIC Advisors may terminate the TRS on behalf of Arbor at any time upon providing 10 days prior notice to Citibank. Any termination by SIC Advisors on behalf of Arbor prior to the final scheduled payment of principal of the assets underlying the TRS will result in payment of an early termination fee to Citibank. Under the terms of the TRS, the early termination fee will equal the present value of the following two cash flows: (a) interest payments at a rate equal to 1.60% based on 70% of the maximum notional amount of $200,000,000, payable from the later of the first anniversary of the effective date of the TRS or the termination date until the second anniversary of the effective date of the TRS and (b) interest payments at a rate equal to 0.15% based on the maximum notional amount of $200,000,000, payable from the later of the first anniversary of the effective date of the TRS or the termination date until the second anniversary of the effective date of the TRS. Other than during last 60 days of the term of the TRS, Arbor is required to pay a minimum usage fee of 1.60% on the amount equal to 85% of the average daily unused portion of the maximum amount permitted under the TRS. Arbor will also pay Citibank customary fees in connection with the establishment and maintenance of the TRS.

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

Risks Relating to Debt Financing

At December 31, 2017, we had $435.0 million of outstanding indebtedness under the ING Credit Facility and the Alpine Credit Facility.
Illustration. The following table illustrates the effect of leverage on returns from an investment in our common stock assuming various annual returns, net of expenses. The calculations in the table below are hypothetical and actual returns may be higher or lower than those appearing below. The calculation assumes (i) $1,188.0 million in total assets, (ii) a weighted average cost of funds of 4.20%, (iii) $435.0 million in debt outstanding and (iv) $740.0 million in stockholders’ equity. In order to compute the “Corresponding return to stockholders,” the “Assumed Return on Our Portfolio (net of expenses)” is multiplied by the assumed total assets to obtain an assumed return to us. From this amount, the interest expense is calculated by multiplying the assumed weighted average cost of funds times the assumed debt outstanding, and the product is subtracted from the assumed return to us in order to determine the return available to stockholders. The return available to stockholders is then divided by our stockholders’ equity to determine the “Corresponding return to stockholders.” Actual interest payments may be different.

Assumed Return on Our Portfolio (net of expenses)	(10)%	(5)%	0%	5%	10%
Corresponding return to stockholders (1)	(18.5)%	(10.5)%	(2.5)%	5.6%	13.6%
 ____________________________

(1)	In order for us to cover our annual interest payments on indebtedness, we must achieve annual returns on our December 31, 2017 total assets of at least 1.5%.
In addition, we have entered into a total return swap with Citibank which provides us with exposure to a portfolio of loans with a maximum notional amount of $200 million. See “Risk Factors — Risks Related to Our Investments — We have entered into total return swap agreements or other derivative transactions which expose us to certain risks, including market risk, liquidity risk and other risks similar to those associated with the use of leverage.”

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

In the event of a material decline in our net asset value per share, which we consider to be a 2.5% decrease below our current net offering price, and subject to certain conditions, we will reduce our offering price accordingly. Therefore, the net proceeds per share, net of all sales load, from a new investor may be in excess of the then current net asset value per share. Also, we will file a supplement to any relevnt prospectus with the SEC or amend our registration statement if our net asset value per share: (i) declines more than 10% from the net asset value per share as of the effective date of the relevant registration statement or (ii) increases to an amount that is greater than the net proceeds per share as stated in the prospectus.

U.S. Federal Income Tax Risks

We will be subject to corporate-level U.S. federal income tax if we are unable to qualify for the tax treatment applicable to RICs under Subchapter M of the Code or to satisfy RIC distribution requirements.

To maintain RIC tax treatment under the Code, we must meet the following minimum annual distribution, income source and asset diversification requirements. See "Business - Taxation as a Regulated Investment Company."

The minimum annual distribution requirement for a RIC will be satisfied if we distribute to our stockholders on an annual basis at least 90% of our net ordinary taxable income and realized net short-term capital gains in excess of realized net long-term capital losses, if any. We would also be taxed on any retained income and/or gains, including any short-term capital gains or long-term capital gains. We must also satisfy the Excise Tax Avoidance Requirement during each calendar year in order to avoid a 4% excise tax on the amount of the under-distribution. Because we may use debt financing, we are subject to an asset coverage ratio requirement under the 1940 Act and may in the future become subject to certain financial covenants under loan and credit agreements that could, under certain circumstances, restrict us from making distributions necessary to satisfy the distribution requirements. If we are unable to obtain cash from other sources, we could fail to qualify for RIC tax treatment, or could be required to retain a portion of our income or gains, and thus become subject to corporate-level U.S. federal income tax.

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

For U.S. federal income tax purposes, we may be required to recognize taxable income in circumstances in which we do not receive a corresponding payment in cash. For example, if we hold debt obligations that are treated under applicable tax rules as having OID (such as debt instruments with PIK, interest or, in certain cases, increasing interest rates or debt instruments that were issued with warrants), we must include in income each year a portion of the OID that accrues over the life of the obligation, regardless of whether cash representing such income is received by us in the same taxable year. We may also have to include in income other amounts that we have not yet received in cash, such as deferred loan origination fees that are paid after origination of the loan or are paid in non-cash compensation such as warrants or stock. Furthermore, we may invest in non-U.S. corporations (or other non-U.S. entities treated as corporations for U.S. federal income tax purposes) that could be treated under the Code and U.S. Treasury regulations as ‘‘passive foreign investment companies’’ and/or ‘‘controlled foreign corporations.’’ The rules relating to investment in these types of non-U.S. entities are designed to ensure that U.S. taxpayers are either, in effect, taxed currently (or on an accelerated basis with respect to corporate level events) or taxed at increased tax rates at distribution or disposition. In certain circumstances, this could require us to recognize income where we do not receive a corresponding payment in cash. We anticipate that a portion of our income may constitute OID or other income required to be included in taxable income prior to receipt of cash. Further, we may elect to amortize market discounts and include such amounts in our taxable income in the current year, instead of upon disposition, as an election not to do so would limit our ability to deduct interest expenses for tax purposes.

Because any OID or other amounts accrued will be included in our investment company taxable income for the year of the accrual, we may be required to make a distribution to our stockholders in order to satisfy the annual distribution requirement, even if we will not have received any corresponding cash amount. As a result, we may have difficulty meeting the tax requirement to distribute at least 90% of our net ordinary income and net short-term capital gains in excess of net long-term capital losses, if any, to maintain RIC tax treatment under the Code. We may have to sell some of our investments at times and/or at prices we would not consider advantageous, raise additional debt or equity capital, make a partial share distribution, or forgo new investment opportunities for this purpose. If we are not able to obtain cash from other sources, and choose not to make a qualifying share distribution, we may fail to qualify for RIC tax treatment and thus become subject to corporate-level U.S. federal income tax. See ‘‘Tax Matters.’’

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties
We do not own any real estate or other physical properties materially important to our operation. Our administrator furnishes us office space. Our headquarters are currently located at 280 Park Avenue, 6th Floor East, New York, NY 10017.

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
As of March 12, 2018, we are offering our shares on a continuous basis at an offering price of $8.15 per share; however, to the extent that our net asset value increases, we intend to sell at a price necessary to ensure that shares are not sold at a price per share, after deduction of selling commissions and dealer manager fees, that is below our net asset value per share. In the event of a material decline in our net asset value per share, which we consider to be a 2.5% decrease below our current net offering price, and subject to certain conditions, we will reduce our offering price accordingly. Therefore, persons who tender subscriptions for our shares in our offering must submit subscriptions for a certain dollar amount, rather than a number of our shares and, as a result, may receive fractional shares.
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
Set forth below is a chart describing the classes of our securities outstanding as of March 12, 2018:

Title of Class	Amount Authorized	Amount Held by Us or for Our Account	Amount Outstanding
Common Stock	250,000,000	—	97,318,510
As of March 12, 2018, we had 20,634 record holders of our common stock.
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
The following table reflects the cash distributions per share that we have declared or paid to our stockholders for the years ended December 31, 2017 and 2016 and the current fiscal year to date. Stockholders of record as of each respective semi-monthly record date were entitled to receive the distribution. As of March 12, 2018, these distributions represent an annualized yield of 7.85% based on our offering price of $8.15 per share:

Record Date	Payment Date	Amount per share
January 15 and 29, 2016	January 29, 2016	0.03333
February 12 and 29, 2016	February 29, 2016	0.03333
March 15 and 31, 2016	March 31, 2016	0.03333
April 15 and 29, 2016	April 29, 2016	0.03333
May 13 and 31, 2016	May 31, 2016	0.03333
June 15 and 30, 2016	June 30, 2016	0.03333
July 15 and 29, 2016	July 29, 2016	0.03333
August 15 and 31, 2016	August 31, 2016	0.03333
September 15 and 30, 2016	September 30, 2016	0.03333
October 14 and 31, 2016	October 31, 2016	0.02667
November 15 and 30, 2016	November 30, 2016	0.02667
December 15 and 30, 2016	December 31, 2016	0.02667
January 13 and 31, 2017	January 31, 2017	0.02667
February 15 and 28, 2017	February 28, 2017	0.02667
March 15 and 31, 2017	March 31, 2017	0.02667
April 14 and 28, 2017	April 28, 2017	0.02667
May 15 and 31, 2017	May 31, 2017	0.02667
June 15 and 30, 2017	June 30, 2017	0.02667
July 14 and 31, 2017	July 31, 2017	0.02667
August 15 and 31, 2017	August 31, 2017	0.02667
September 15 and 29, 2017	September 29, 2017	0.02667
October 13 and 31, 2017	October 31, 2017	0.02667
November 15 and 30, 2017	November 30, 2017	0.02667
December 15 and 29, 2017	December 29, 2017	0.02667
January 15 and 31, 2018	January 31, 2018	0.02667
February 15 and 28, 2018	February 28, 2018	0.02667
March 15 and 30, 2018	March 30, 2018	0.02667
From time to time, but not less than quarterly, we will review our accounts to determine whether distributions to our stockholders are appropriate. We may in the future fund our cash distributions to stockholders from any sources of funds available to us, including offering proceeds and borrowings. We have not established limits on the amount of funds we may use from available sources to make distributions. SIC Advisors has no obligation to make expense support payments pursuant to the Expense Support Agreement after December 31, 2016, the date on which such agreement expired.
The following table reflects, for U.S. Federal Income tax purposes, the sources of the cash distributions that we have paid on our common stock during the years ended December 31, 2017, 2016 and 2015:

			Years Ended December 31,
	2017		2016		2015
Source of Distribution	Distribution Amount	Percentage	Distribution Amount	Percentage	Distribution Amount	Percentage
Net investment income	$61,549,954	100.0%	$68,596,940	100.0%	$40,302,852	70.9%
Net realized gain	—	—	—	—	441,052	0.8
Return of capital (other)	—	—	—	—	16,060,726	28.3
Distributions on a tax basis	$61,549,954	100.0%	$68,596,940	100.0%	$56,804,630	100.0%
We have adopted an “opt in” distribution reinvestment plan pursuant to which our common stockholders may elect to have the full amount of any cash distributions reinvested in additional shares of our common stock. As a result, if we declare a cash dividend or other distribution, each stockholder that has “opted in” to our distribution reinvestment plan will have their distributions automatically reinvested in additional shares of our common stock rather than receiving cash distributions. Stockholders who receive distributions in the form of shares of common stock will be subject to the same federal, state and local tax consequences as if they received cash distributions.

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
The table below provides information concerning our repurchases of shares of our common stock during the quarter ended December 31, 2017 pursuant to our share repurchase program:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plan or Program
October 1 to December 31, 2017	970,061	$7.89	873,932	—	(2)
Total	970,061	$7.89	873,932	—	(2)
 _______________________

(1)
"Total Number of Shares Purchased" includes repurchases of shares of common stock from certain shareholders due to death or disability during the three months ended December 31, 2017, the Company repurchased 96,129 shares common stock from certain shareholders due to death or disability. See Note 13 to our consolidated financial statements for more information.

(2)	A description of the maximum number of shares that may be purchased under our share repurchase program is included in the narrative preceding this table.

Item 6. Selected Financial Data

The following consolidated selected financial data should be read in conjunction with Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and Part II, Item 8, Consolidated Financial Statements and Supplementary Data, of this Annual Report on Form 10-K. The following consolidated selected financial and other data for the years ended December 31, 2017, 2016, 2015, 2014, and 2013 is derived from the audited consolidated financial statements for such years, included in Part II, Item 8, Consolidated Financial Statements and Supplementary Data, of this Annual Report on Form 10-K.

	As of and for the years ended December 31,
	2017	2016	2015	2014	2013
Statement of Operations data:
Total investment income	$107,175,537	$99,780,496	$85,639,700	$39,391,455	$8,007,002
Base management fees	21,233,065	19,928,802	17,234,293	8,976,657	1,906,386
Incentive fee	4,700,177	9,281,479	4,434,352	(183,617)	182,989
All other expenses - Net of expense reimbursement	28,738,825	10,605,743	17,470,552	11,032,000	574,082
Net investment income	52,503,470	59,964,472	46,500,503	19,566,415	5,343,545
Unrealized appreciation/(depreciation) on total investments	(13,935,972)	22,484,721	(67,923,168)	(12,525,678)	839,817
Net realized gain/(loss) on total investments	(26,062,342)	(13,120,398)	11,309,852	7,011,513	97,424
Net increase/(decrease) in net assets resulting from operations	12,505,156	69,328,795	(10,112,813)	14,052,250	6,280,786
Per share data:(1)
Net asset value per common share at year end	$7.66	$8.17	$8.16	$8.97	$9.18
Net investment income	0.55	0.66	0.66	0.55	0.72
Net realized gains/(losses) on total investments	(0.27)	(0.15)	0.16	0.20	0.01
Net unrealized appreciation/(depreciation) on total investments	(0.14)	0.25	(0.96)	(0.35)	0.12
Net increase/decrease in net assets resulting from operations	0.14	0.76	(0.14)	0.40	0.85
Distributions declared (2)	0.64	0.76	0.80	0.80	0.80
Issuance of common stock (3)	(0.01)	0.01	0.13	0.19	0.17
Balance Sheet data at year end:
Total investment portfolio at fair value	$1,064,109,090	$983,144,322	$907,362,444	$616,915,093	$137,801,537
Cash collateral on total return swap	48,000,000	79,620,942	77,029,970	56,877,928	6,706,159
Total investments	1,112,109,090	1,062,765,264	984,392,414	673,793,021	144,507,696
Cash and cash equivalents	64,909,759	99,400,794	93,658,142	65,749,154	34,939,948
Other assets	10,933,985	21,565,190	19,895,635	16,523,457	6,759,194
Total assets	1,187,952,834	1,183,731,248	1,097,946,191	756,065,632	186,206,838
Total liabilities	447,966,265	410,618,161	423,822,093	269,545,719	33,204,565
Total net assets	739,986,569	773,113,087	674,124,098	486,519,913	153,002,273
Other data (unaudited):
Weighted average yield on total investments (4)	9.9%	10.4%	11.5%	10.8%	10.0%
Number of companies in investment portfolio at year end	115	99	89	73	49
_______________________

(1)
The per share data was derived by using the weighted average shares outstanding during the years ended December 31, 2017, 2016, 2015, 2014, and 2013, which were 96,248,024, 90,424,090, 76,648,292, 35,425,825 and 7,426,660, respectively

(2)	The per share data for distributions reflects the actual amount of distributions paid per share during the applicable period.

(3)
Shares issued under the distribution reinvestment plan as well as the continuance issuance of shares of common stock may cause an incremental increase/decrease in net asset value per share due to the effect of issuing shares at amounts that differ from the prevailing net asset value at each issuance.

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
Overview
We are an externally managed non-diversified closed-end management investment company that has elected to be treated as a BDC under the 1940 Act. We are externally managed by SIC Advisors, which is a registered investment adviser under the Advisers Act. SIC Advisors is responsible for sourcing potential investments, conducting due diligence on prospective investments, analyzing investment opportunities, structuring investments and monitoring our portfolio on an ongoing basis. In addition, we have elected, and intend to qualify annually, to be treated, for U.S. federal income tax purposes, as a RIC under Subchapter M of the Code.
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

As a BDC, we are required to comply with certain regulatory requirements. For instance, we generally have to invest at least 70% of our total assets in “qualifying assets,” including securities of private or thinly traded public U.S. companies, cash, cash equivalents, U.S. government securities and high-quality debt investments that mature in one year or less. In addition, we are only allowed to borrow money such that our asset coverage, as defined in the 1940 Act, equals at least 200% after such borrowing, with certain limited exceptions. To obtain and maintain our RIC status, we must meet specified source-of-income and asset diversification requirements. To be eligible for RIC tax treatment under Subchapter M for U.S. federal income tax purposes, we must distribute at least 90% of our net ordinary income and realized net short-term capital gains in excess of realized net long-term capital losses, if any, for the taxable year.
Revenues
We generate revenue in the form of interest on the debt securities that we hold and distributions and capital gains on other interests that we acquire in our portfolio companies. We expect that the senior debt we invest in will generally have stated terms of three to ten years and that the subordinated debt we invest in will generally have stated terms of five to ten years. Our senior and subordinated debt investments bear interest at a fixed or floating rate. Interest on debt securities is generally payable monthly, quarterly or semiannually. In addition, some of our investments provide for deferred interest payments or PIK interest. The principal amount of the debt securities and any accrued but unpaid interest generally will become due at the maturity date. In addition, we may generate revenue in the form of commitment and other fees in connection with transactions. OIDs and market discounts or premiums will be capitalized, and we will accrete or amortize such amounts as interest income. We will record prepayment premiums on loans and debt securities as fee income. Dividend income, if any, will be recognized on an accrual basis to the extent that we expect to collect such amounts.
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

Portfolio and Investment Activity
The following table shows the amortized cost and the fair value of our investment portfolio as of December 31, 2017:

	Amortized Cost	Percentage	Fair Value	Percentage
Senior secured first lien term loans	$609,837,869	54.0%	$569,902,295	53.6%
Senior secured first lien notes	43,955,411	3.9	42,758,067	4.0
Senior secured second lien term loans	251,114,921	22.2	231,837,616	21.8
Subordinated notes	74,598,558	6.6	74,341,284	7.0
Sierra Senior Loan Strategy JV I LLC	79,816,250	7.1	79,515,513	7.5
Equity/warrants	70,305,798	6.2	65,754,315	6.2
Total	$1,129,628,807	100.0%	$1,064,109,090	100.0%
As of December 31, 2017, our investment portfolio consisted of investments in 115 portfolio companies with a fair value of $1,064.1 million.
As of December 31, 2017, our income-bearing investment portfolio, which represented 93.5% of our total portfolio, had a weighted average yield based upon the cost of our portfolio investments of approximately 8.8%, and 9.3% of our income-bearing portfolio bore interest based on fixed rates, and 90.7% of our income-bearing portfolio bore interest on floating rates, such as LIBOR.
For the year ended December 31, 2017, we invested $296.0 million of principal in directly originated transactions across 57 portfolio companies and $204.5 million of principal in syndicated transactions across 60 portfolio companies. As of December 31, 2017, the investment portfolio was comprised of $932.8 million of principal in directly originated transactions across 75 portfolio companies and $219.6 million of principal in syndicated transactions across 40 portfolio companies.

The following table shows the amortized cost and the fair value of our investment portfolio as of December 31, 2016:

	Amortized Cost	Percentage	Fair Value	Percentage
Senior secured first lien term loans	$515,753,491	50.2%	$493,340,277	50.2%
Senior secured first lien notes	72,767,547	7.1	71,970,598	7.3
Senior secured second lien term loans	275,915,932	26.9	260,008,735	26.4
Subordinated notes	53,041,209	5.2	55,185,590	5.6
Sierra Senior Loan Strategy JV I LLC	60,785,000	5.9	60,496,647	6.2
Equity/warrants	48,219,259	4.7	42,142,475	4.3
Total	$1,026,482,438	100.0%	$983,144,322	100.0%

As of December 31, 2016, our investment portfolio consisted of investments in 99 portfolio companies with a fair value of $983.1 million.
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
The following table shows weighted average current yield to maturity, including the yield of cash collateral on TRS, based on fair value at December 31, 2017 and 2016:

	2017		2016
	Percentage of Total Investments	Weighted Average Current Yield for Total Investments	Percentage of Total Investments	Weighted Average Current Yield for Total Investments
Senior secured first lien term loans	53.2%	9.4%	48.1%	9.5%
Senior secured first lien notes	4.0	10.2	7.0	8.8
Senior secured second lien term loans	21.7	9.2	25.3	10.7
Subordinated notes	7.0	11.2	5.4	17.0
Sierra Senior Loan Strategy JV I LLC	7.4	10.3	5.9	10.3
Equity/warrants	6.7	14.3	8.3	12.5
Total	100.0%	9.9%	100.0%	10.4%

The following table shows the portfolio composition by industry classification, including the TRS underlying loans, based on fair value at December 31, 2017:

Industry Classification	Investments at Fair Value(1)	Percentage of Total Portfolio(1)	Value of TRS Underlying Loans	Percentage of TRS Underlying Loans	Total Investments at Fair Value including the value of TRS Underlying Loans	Percentage of Total Portfolio Including the value of TRS Underlying Loans
Services: Business	$146,953,643	13.8%	$13,887,958	8.2%	$160,841,601	13.0%
Multi-Sector Holdings	153,856,797	14.5	—	—	153,856,797	12.5
Healthcare & Pharmaceuticals	91,755,106	8.6	22,303,100	13.1	114,058,206	9.2
High Tech Industries	72,406,421	6.8	12,085,880	7.1	84,492,301	6.8
Banking, Finance, Insurance & Real Estate	63,954,055	6.0	14,389,666	8.5	78,343,721	6.3
Aerospace & Defense	66,643,836	6.3	4,610,439	2.7	71,254,275	5.8
Construction & Building	53,936,884	5.1	6,004,451	3.5	59,941,335	4.9
Hotel, Gaming & Leisure	44,379,508	4.2	12,901,314	7.6	57,280,822	4.6
Wholesale	47,202,110	4.4	—	—	47,202,110	3.8
Energy: Oil & Gas	34,983,825	3.3	6,047,997	3.6	41,031,822	3.3
Transportation: Cargo	36,660,325	3.4	3,426,421	2.0	40,086,746	3.2
Media: Advertising, Printing & Publishing	24,692,940	2.3	13,516,196	8.0	38,209,136	3.1
Beverage & Food	31,625,675	3.0	1,351,347	0.8	32,977,022	2.7
Capital Equipment	14,726,702	1.4	14,771,244	8.7	29,497,946	2.4
Retail	19,931,113	1.9	6,663,368	3.9	26,594,481	2.2
Chemicals, Plastics & Rubber	21,154,595	2.0	4,962,025	2.9	26,116,620	2.1
Telecommunications	25,579,647	2.4	—	—	25,579,647	2.1
Containers, Packaging & Glass	22,128,034	2.1	—	—	22,128,034	1.8
Metals & Mining	21,202,310	2.0	—	—	21,202,310	1.7
Automotive	16,154,337	1.5	2,786,968	1.6	18,941,305	1.5
Services: Consumer	8,631,158	0.8	8,422,315	5.0	17,053,473	1.4
Media: Diversified & Production	14,471,721	1.4	945,165	0.6	15,416,886	1.2
Media: Broadcasting & Subscription	13,438,549	1.3	1,965,000	1.2	15,403,549	1.2
Consumer Goods: Non-durable	5,942,867	0.6	5,151,172	3.0	11,094,039	0.9
Consumer Goods: Durable	—	—	10,505,869	6.2	10,505,869	0.9
Transportation: Consumer	7,614,095	0.7	—	—	7,614,095	0.6
Environmental Industries	4,082,837	0.4	—	—	4,082,837	0.3
Utilities: Electric	—	—	2,975,822	1.8	2,975,822	0.2
Total	$1,064,109,090	100.0%	$169,673,717	100.0%	$1,233,782,807	100.0%
_______________________

(1)	Does not include TRS underlying loans

The following table shows the portfolio composition by industry classification, including the TRS underlying loans, based on fair value at December 31, 2016:

Industry Classification	Investments at Fair Value(1)	Percentage of Total Portfolio(1)	Value of TRS Underlying Loans	Percentage of TRS Underlying Loans	Total Investments at Fair Value including the value of TRS Underlying Loans	Percentage of Total Portfolio Including the value of TRS Underlying Loans
Services: Business	$149,451,149	15.2%	$23,571,092	11.0%	$173,022,241	14.5%
Multi-Sector Holdings	130,182,237	13.3	—	—	130,182,237	10.9
Banking, Finance, Insurance & Real Estate	72,938,844	7.4	20,713,321.0	9.7	93,652,165	7.8
Hotel, Gaming & Leisure	69,640,838	7.1	19,867,696	9.3	89,508,534	7.5
Healthcare & Pharmaceuticals	69,382,893	7.1	13,393,023	6.3	82,775,916	6.9
Aerospace & Defense	70,126,640	7.1	4,656,652	2.2	74,783,292	6.2
Retail	61,292,231	6.2	11,005,219	5.2	72,297,450	6.0
Construction & Building	58,267,425	5.9	2,999,433	1.4	61,266,858	5.1
Transportation: Cargo	28,493,057	2.9	13,276,638.0	6.2	41,769,695	3.5
High Tech Industries	25,888,925	2.6	15,474,967	7.2	41,363,892	3.5
Energy: Oil & Gas	33,048,939	3.4	7,413,640	3.5	40,462,579	3.4
Telecommunications	37,580,414	3.8	2,487,500.0	1.2	40,067,914	3.3
Media: Advertising, Printing & Publishing	19,306,587	2.0	12,000,704.0	5.6	31,307,291	2.6
Capital Equipment	12,088,629	1.2	16,029,467	7.5	28,118,096	2.4
Wholesale	21,660,294	2.2	4,976,467	2.3	26,636,761	2.2
Automotive	24,222,630	2.5	—	—	24,222,630	2.0
Beverage & Food	19,282,080	2.0	2,912,490	1.4	22,194,570	1.9
Media: Diversified & Production	15,733,786	1.6	4,925,156.0	2.3	20,658,942	1.7
Metals & Mining	20,518,139	2.1	—	—	20,518,139	1.7
Media: Broadcasting & Subscription	15,830,499	1.6	4,618,688	2.2	20,449,187	1.7
Chemicals, Plastics & Rubber	15,726,190	1.6	—	—	15,726,190	1.3
Services: Consumer	5,201,522	0.5	8,838,651.0	4.1	14,040,173	1.2
Containers, Packaging & Glass	—	—	10,642,499.0	5.0	10,642,499	0.9
Transportation: Consumer	7,280,374	0.7	—	—	7,280,374	0.6
Energy: Electricity	—	—	5,564,390.0	2.6	5,564,390	0.5
Consumer goods: Non-Durable	—	—	5,091,975.0	2.4	5,091,975	0.4
Utilities: Electric	—	—	3,033,750.0	1.4	3,033,750	0.3
Total	$983,144,322	100.0%	$213,493,418	100.0%	$1,196,637,740	100.0%
_______________________

(1)	Does not include TRS underlying loans

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

The following table shows the distribution of our investment portfolio, not including cash and cash equivalents, on the 1 to 5 investment credit rating scale at fair value as of December 31, 2017 and 2016:

	December 31, 2017		December 31, 2016
Investment Credit Rating	Investments at Fair Value	Percentage	Investments at Fair Value	Percentage
1	$23,078,445	2.2%	$57,356,293	5.8%
2	856,094,329	80.4	798,629,992	81.2
3	147,000,458	13.8	77,762,796	7.9
4	15,505,144	1.5	35,294,284	3.6
5	22,430,714	2.1	14,100,957	1.4
Total	$1,064,109,090	100.0%	$983,144,322	100.0%
Results of Operations
The following table shows operating results for the years ended December 31, 2017, 2016 and 2015:

	2017	2016	2015
Total investment income	$107,175,537	$99,780,496	$85,639,700
Total expenses, net	54,436,125	39,816,024	39,139,197
Net investment income before excise taxes	52,739,412	59,964,472	46,500,503
Excise tax expense	235,942	—	—
Net investment income	52,503,470	59,964,472	46,500,503
Net realized gain/(loss) from investments and total return swap	(26,062,342)	(13,120,398)	11,309,852
Net change in unrealized appreciation/(depreciation) on investments and total return swap	(13,889,140)	22,430,516	(67,710,941)
Change in provision for deferred taxes on unrealized gain on investments	(46,832)	54,205	(212,227)
Net increase/(decrease) in net assets resulting from operations	$12,505,156	$69,328,795	$(10,112,813)

Investment Income
Total investment income increased $7,395,041, or 7.4%, to $107,175,537 for the year ended December 31, 2017, compared to $99,780,496 for the year ended December 31, 2016. Total investment income consisted primarily of portfolio interest, which increased $8,603,934, or 9.5%, to $99,623,107 for the year ended December 31, 2017, compared to $91,019,173 for the year ended December 31, 2016. This increase was primarily due to a $115 million, or 11.3%, increase in our average investment portfolio. Fee income decreased $1,300,459, or 14.9%, to $7,403,437 for the year ended December 31, 2017, compared to $8,703,896 for the year ended December 31, 2016, primarily due to an decrease in fees associated with loan originations and loan prepayments.

Total investment income increased $14,140,796, or 16.5%, to $99,780,496 for the year ended December 31, 2016, compared to $85,639,700 for the year ended December 31, 2015. Total investment income consisted primarily of portfolio interest, which increased

$16,032,803, or 21.4%, to $91,019,173 for the year ended December 31, 2016, compared to $74,986,370 for the year ended December 31, 2015. This increase was primarily due to a $185.9 million, or 22.3%, increase in our average investment portfolio. Fee income decreased $1,947,361, or 18.3%, to $8,703,896 for the year ended December 31, 2016, compared to $10,651,257 for the year ended December 31, 2015, primarily due to an decrease in fees associated with loan originations and loan prepayments.
Operating Expenses
The following table shows operating expenses for the years ended December 31, 2017, 2016 and 2015:

	2017	2016	2015
Base management fees	$21,233,065	$19,928,802	$17,234,293
Interest and financing expenses	18,258,556	14,812,427	11,190,879
Incentive fees	4,700,177	9,281,479	4,434,352
General and administrative expenses	3,985,647	4,359,647	3,274,836
Administrator expenses	3,029,745	2,847,745	2,261,789
Offering costs	1,409,036	2,572,234	4,208,013
Professional fees	1,819,899	2,106,819	2,374,675
Organizational and offering costs reimbursed to Affiliate	—	—	443,687
Total expenses	$54,436,125	$55,909,153	$45,422,524
Total expenses decreased $1,473,028, or 2.6%, to $54,436,125 for the year ended December 31, 2017, as compared to $55,909,153 for the year ended December 31, 2016, primarily due to lower incentive fees. Total expenses increased $10,486,629, or 23.1%, to $55,909,153 for the year ended December 31, 2016, as compared to $45,422,524 for the year ended December 31, 2015, primarily due to an increase in base management fees and interest and financing expenses.

Base management fees increased $1,304,263, or 6.5%, to $21,233,065 for the year ended December 31, 2017, as compared to $19,928,802 for the year ended December 31, 2016, primarily due to an increase in our average gross assets of $75 million, or 6.5%.
Base management fees increased $2,694,509, or 15.6%, to $19,928,802 for the year ended December 31, 2016, as compared to $17,234,293 for the year ended December 31, 2015, primarily due to an increase in our average gross assets of $154.0 million, or 15.6%.

Interest and financing expenses increased $3,446,129, or 23.3%, to $18,258,556 for the year ended December 31, 2017, as compared to $14,812,427 for the year ended December 31, 2016, primarily due to an increase in the weighted average interest on our credit facilities of 0.5%, or a 13.5% increase. Interest and financing expenses increased $3,621,548, or 32.4%, to $14,812,427 for the year ended December 31, 2016, as compared to $11,190,879 for the year ended December 31, 2015, primarily due to an increase in the weighted average borrowings on our credit facilities of $58 million, or an 18.5% increase.
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
As of December 31, 2016, we recorded $7,314,867 in our consolidated statement of assets and liabilities as due from affiliate relating to the Expense Support Agreement. For the year ended December 31, 2016, we recorded a net expense support reimbursement of $16,093,129 on the consolidated statement of operations. For the year ended December 31, 2016, gross expenses before expense reimbursement from SIC Advisors pursuant to the Expense Support Agreement were $55,909,153 and net expenses after taking into account the expense reimbursement from SIC Advisors were $39,816,024.
Net Realized Gains/Losses on Investments
We measure realized gains or losses by the difference between the net proceeds from the disposition and the amortized cost basis of an investment, without regard to unrealized gains or losses previously recognized.
During the years ended December 31, 2017, 2016 and 2015, we recognized net realized losses of $26,062,342, net realized losses of $13,120,398 and net realized gains of $11,309,852, respectively, on total investments.
Net Unrealized Appreciation/Depreciation on Investments
Net change in unrealized appreciation/depreciation on investments reflects the net change in the fair value of our total investments including the TRS and provision for deferred taxes. For the years ended December 31, 2017, 2016 and 2015, we had unrealized depreciation of $13,935,972, unrealized appreciation of $22,484,721 and unrealized depreciation of $67,923,168, respectively, on total investments.
Changes in Net Assets from Operations
For the year ended December 31, 2017, we recorded a net increase in net assets resulting from operations of $12,505,156 versus a net increase in net assets resulting from operations of $69,328,795 for the year ended December 31, 2016. Based on 96,248,024 and 90,424,090 weighted average common shares outstanding for the years ended December 31, 2017 and 2016, respectively, our per share net increase in net assets resulting from operations was $0.13 for the year ended December 31, 2017 versus a per share net increase in net assets from operations of $0.77 for the year ended December 31, 2016.

For the year ended December 31, 2016, we recorded a net increase in net assets resulting from operations of $69,328,795 versus a net decrease in net assets resulting from operations of $10,112,813 for the year ended December 31, 2015. Based on 90,424,090 and 70,648,292 weighted average common shares outstanding for the years ended December 31, 2016 and 2015, respectively, our per share net increase in net assets resulting from operations was $0.77 for the year ended December 31, 2016 versus a per share net decrease in net assets from operations of $0.14, for the year ended December 31, 2015.
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
As of December 31, 2017 and 2016, we had $64.9 million million and $99.4 million, respectively, in cash and cash equivalents. In the future, we may generate cash from future offerings of securities, future borrowings and cash flows from operations, including interest earned from the temporary investment of cash in U.S. government securities and other high-quality debt investments that mature in one year or less. Our primary use of funds is investments in our targeted asset classes, cash distributions to our stockholders, and other general corporate purposes.
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

The following table shows our net borrowings as of December 31, 2017 and 2016:

	December 31, 2017			December 31, 2016
	Total Commitment	Balance Outstanding	Unused Commitment	Total Commitment	Balance Outstanding	Unused Commitment
ING Credit Facility	$220,000,000	$195,000,000	$25,000,000	$175,000,000	$150,000,000	$25,000,000
Alpine Credit Facility	300,000,000	240,000,000	60,000,000	300,000,000	240,000,000	60,000,000
Total before deferred financing costs	520,000,000	435,000,000	85,000,000	475,000,000	390,000,000	85,000,000
Unamortized deferred financing costs	—	(5,286,927)	—	—	(4,340,533)	—
Total borrowings outstanding, net	$520,000,000	$429,713,073	$85,000,000	$475,000,000	$385,659,467	$85,000,000

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
The ING Credit Facility allows for us, at our option, to borrow money at a rate of either (i) an alternate base rate plus 1.50% per annum or (ii) LIBOR plus 2.50% per annum. The interest rate margins are subject to certain step-downs upon the satisfaction of certain conditions described in the Revolving Credit Agreement. The alternate base rate will be the greatest of (i) the U.S. Prime Rate set forth in the Wall Street Journal, (ii) the federal funds effective rate plus 1/2 of 1%, and (iii) three month LIBOR plus 1%. As of December 31, 2017 and 2016, the commitment under the ING Credit Facility was $220 million and $175 million, respectively, and the ING Credit Facility includes an accordion feature that allows for potential future expansion of the ING Credit Facility up to a total of $500 million. Availability of loans under the ING Credit Facility is linked to the valuation of the collateral pursuant to a borrowing base mechanism.

We are also required to pay a commitment fee to the lenders based on the daily unused portion of the aggregate commitments under the ING Credit Facility. The commitment fee is (i) 1.50% if the used portion of the aggregate commitments is less than or equal to 40%, (ii) 0.75% if the used portion of the aggregate commitments is greater than 40% and less than or equal to 65% or (iii) 0.50% if the used portion of the aggregate commitments is greater than 65%. The ING Credit Facility provides that we may use the proceeds of the facility for general corporate purposes, including making investments in accordance with our investment objective and strategy. As of December 31, 2017, our borrowings under the ING Facility totaled $195,000,000 and were recorded as part of revolving credit facility payable on our consolidated statements of assets and liabilities.

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
Borrowings under the Alpine Credit Facility are subject to compliance with a NAV coverage ratio with respect to the current value of Alpine’s portfolio and various eligibility criteria must be satisfied with respect to the initial acquisition of each loan in Alpine’s portfolio. Any amounts borrowed under the Alpine Credit Facility will mature, and all accrued and unpaid interest thereunder will be due and payable, on March 29, 2022. As of December 31, 2017, Alpine’s borrowings under the Alpine Credit Facility totaled $240,000,000 and were recorded as part of revolving credit facility payable on our consolidated statements of assets and liabilities.

Contractual Obligations
The following table shows our payment obligations for repayment of debt, which total our contractual obligations at December 31, 2017:

	Payment Due By Period
	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
ING Credit Facility	$195,000,000	$—	$195,000,000	$—	$—
Alpine Credit Facility	240,000,000	—	—	240,000,000	—
Total Contractual Obligations	$435,000,000	$—	$195,000,000	$240,000,000	$—

We have entered into certain contracts under which we have material future commitments. On April 5, 2012, we entered into the Investment Advisory Agreement with SIC Advisors in accordance with the 1940 Act. The Investment Advisory Agreement became effective as of April 17, 2012, the date that we met the minimum offering requirement. Pursuant to the 1940 Act, the initial term of the Investment Advisory Agreement was for two years from its effective date, with one-year renewals subject to approval by our board of directors, a majority of whom must be independent directors. On March 8, 2018, the board of directors approved the renewal of the Investment Advisory Agreement for an additional one-year term at an in-person meeting. SIC Advisors serves as our investment adviser in accordance with the terms of the Investment Advisory Agreement. Payments under our Investment Advisory Agreement in each reporting period consist of (i) a management fee equal to a percentage of the value of our gross assets and (ii) an incentive fee based on our performance.
On April 5, 2012, we entered into the Administration Agreement with Medley Capital LLC with an initial term of two years, pursuant to which Medley Capital LLC furnishes us with administrative services necessary to conduct our day-to-day operations. On March 8, 2018, the board of directors approved the renewal of the Administration Agreement for an additional one-year term at an in-person meeting. Medley Capital LLC is reimbursed for administrative expenses it incurs on our behalf in performing its obligations. Such costs are reasonably allocated to us on the basis of assets, revenues, time records or other reasonable methods. We do not reimburse Medley Capital LLC for any services for which it receives a separate fee or for rent, depreciation, utilities, capital equipment or other administrative items allocated to a controlling person of Medley Capital LLC.
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
Transactions in total return swap contracts during the year ended December 31, 2017 were $1,403,938 in realized losses and $8,292,462 in unrealized appreciation, which is recorded on the consolidated statements of operations.
Transactions in total return swap contracts during the year ended December 31, 2016 were $6,812,173 in realized gains and $13,718,489 in unrealized appreciation, which is recorded on the consolidated statements of operations.

Our derivative asset from Citibank, net of amounts available for offset under a master netting agreement as of December 31, 2017 was $462,555, which is recorded on the consolidated statements of assets and liabilities as receivable due on total return swap.
The following table shows the volume of our derivative transactions for the years December 31, 2017 and 2016:

	December 31,
	2017	2016
Average notional par amount of contracts	$235,946,069	$214,114,353

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

As of December 31, 2017 and 2016, Sierra JV had total capital commitments of $100 million, with the Company providing $87.5 million and GALIC providing $12.5 million. Approximately, $91.2 million and $69.5 million was funded as of December 31, 2017 and 2016, relating to these commitments, of which $79.8 million and $60.8 million were from the Company, respectively. The Company does not have the right to withdraw any of their respective capital commitment, unless in connection with a transfer of its membership interests. The Company may transfer full membership interests as long as it is approved by all members and transferred in a transaction exempt from the registration requirements of the Securities Act of 1933, as amended, or applicable state securities laws.

On August 4, 2015, Sierra JV entered into a senior secured revolving credit facility the ("JV Facility") led by Credit Suisse, AG ("CS") with commitments of $100 million subject to certain leverage and borrowing base restrictions. On December 29, 2015, the JV Facility was amended and the total commitments were increased to $135 million. On March 30, 2017, the Company amended the JV Facility previously administered by CS and facilitated the assignment of all rights and obligations of CS under the JV Facility to Deutsche Bank AG, New York Branch, ("DB") and increased the total loan commitments to $240 million. On May 26, 2017 commitments to the JV facility were increased from $240 million to $250 million. The JV Facility bears interest at a rate of LIBOR (with no minimum) plus 2.50% per annum. The JV Facility reinvestment period ends on March 30, 2019 and the stated maturity date is March 30, 2022. As of December 31, 2017 and 2016, there were $180.0 million and $123.9 million outstanding under the JV Facility, respectively.

We have determined that the Sierra JV is an investment company under ASC 946, however in accordance with such guidance, we will generally not consolidate its investment in a company other than a wholly owned investment company subsidiary or a controlled operating company whose business consists of providing services to us. Accordingly, we do not consolidate our interest in the Sierra JV.

Distributions
We have elected, and intend to qualify annually, to be treated, for U.S. federal income tax purposes, as a RIC under Subchapter M of the Code. To maintain RIC tax treatment, we must, among others things, distribute at least 90% of our net ordinary income and net short-term capital gains in excess of net long-term capital losses, if any, to our stockholders. In order to avoid certain U.S. federal excise taxes imposed on RICs, we must distribute during each calendar year an amount at least equal to the sum of: (i) 98% of our ordinary income for the calendar year, (ii) 98.2% of our capital gains in excess of capital losses for the one-year period generally ending on October 31 of the calendar year (unless an election is made by us to use our taxable year) and (iii) any ordinary income and net capital gains for preceding years that were not distributed during such years and on which we paid no U.S. federal income tax.
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
Subject to our board of directors’ discretion and applicable legal restrictions, we expect to authorize and pay monthly distributions to our stockholders. Any distributions to our stockholders will be declared out of assets legally available for distribution. We expect to continue making monthly distributions unless our results of operations, our general financial condition, general economic conditions, or other factors prohibit us from doing so. From time to time, but not less than quarterly, we will review our accounts to determine whether distributions to our stockholders are appropriate. We have not established limits on the amount of funds we may use from available sources to make distributions. From the commencement of our offering through September 30, 2016, a portion of our distributions were comprised in part of expense support payments made by SIC Advisors that may be subject to repayment by us within three years of the date of such support payment. The purpose of this arrangement was to cover distributions to stockholders so as to ensure that the distributions did not constitute a return of capital for GAAP purposes. In the future, we may have distributions which could be characterized as a return of capital. Such distributions are not based on our investment performance and can only be sustained if we achieve positive investment performance in future periods and/or SIC Advisors elects to make expense support payments under an expense support agreement. Any future reimbursements to SIC Advisors will reduce the net investment income that may otherwise be available for distribution to stockholders. There can be no assurance that we will achieve the performance necessary to sustain our distributions or that we will be able to pay distributions at all. SIC Advisors has no obligation to enter into a renewed expense support agreement. For the year ended December 31, 2016, if net Expense Support Payments of $16,093,129 were not made by SIC Advisors, approximately 23% of the distributions would have been a return of capital for GAAP purposes, respectively.
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
The following table reflects the cash distributions per share that we have declared or paid to our stockholders during 2017 and 2016. Stockholders of record as of each respective semi-monthly record date were entitled to receive the distribution.

Record Date	Payment Date	Amount per share
January 15 and 29, 2016	January 29, 2016	0.03333
February 12 and 29, 2016	February 29, 2016	0.03333
March 15 and 31, 2016	March 31, 2016	0.03333
April 15 and 29, 2016	April 29, 2016	0.03333
May 13 and 31, 2016	May 31, 2016	0.03333
June 15 and 30, 2016	June 30, 2016	0.03333
July 15 and 29, 2016	July 29, 2016	0.03333
August 15 and 31, 2016	August 31, 2016	0.03333
September 15 and 30, 2016	September 30, 2016	0.03333
October 14 and 31, 2016	October 31, 2016	0.02667
November 15 and 30, 2016	November 30, 2016	0.02667
December 15 and 31, 2016	December 31, 2016	0.02667
January 13 and 31, 2017	January 31, 2017	0.02667
February 15 and 28, 2017	February 28, 2017	0.02667
March 15 and 31, 2017	March 31, 2017	0.02667
April 14 and 28, 2017	April 28, 2017	0.02667
May 15 and 31, 2017	May 31, 2017	0.02667
June 15 and 30, 2017	June 30, 2017	0.02667
July 14 and 31, 2017	July 31, 2017	0.02667
August 15 and 31, 2017	August 31, 2017	0.02667
September 15 and 29, 2017	September 29, 2017	0.02667
October 13 and 31, 2017	October 31, 2017	0.02667
November 15 and 30, 2017	November 30, 2017	0.02667
December 15 and 29, 2017	December 29, 2017	0.02667

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
On March 20, 2017, the Company, SIC Advisors, and SC Distributors, LLC agreed to remove any dealer manager fee payable to SC Distributors, LLC by investors with respect to shares of common stock sold to investors under a placement agreement through a registered investment advisor. In connection with any such sales, SIC Advisors LLC has agreed to pay SC Distributors LLC a platform placement fee in an amount equal to 1.50% of the gross offering proceeds from such sales.

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

Under the terms of the Investment Advisory Agreement, SIC Advisors bears all organization and offering expenses on our behalf. Since June 2, 2014, the date that we raised $300 million in gross proceeds in connection with the sale of shares of our common stock, SIC Advisors has no longer been obligated to bear, pay or otherwise be responsible for any ongoing organization and offering expenses on our behalf, and we have been responsible for paying or otherwise incurring all such organization and offering expenses. Pursuant to the terms of the Investment Advisory Agreement, we have agreed to reimburse SIC Advisors for any such organizational and offering expenses incurred by SIC Advisors not to exceed 1.25% of the gross subscriptions raised by us over the course of the offering period, which was initially scheduled to terminate two years from the initial offering date, unless extended. Most recently, at a meeting held on March 8, 2018, our board of directors approved another extension of our offering for an additional year, which will extend the offering through April 17, 2019, unless further extended. Notwithstanding the foregoing, in the event that organizational and offering expenses, together with sales commissions, the dealer manager fee and any discounts paid to members of the Financial Industry Regulatory Authority, exceed 15% of the gross proceeds from the sale of shares of our common stock pursuant to our registration statement or otherwise at the time of the completion of our offering, then SIC Advisors shall be required to pay or, if already paid by us, reimburse us for amounts exceeding such 15% limit.

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
Investments for which market quotations are readily available are valued at such market quotations, which are generally obtained from an independent pricing service or multiple broker-dealers or market makers. We weigh the use of third-party broker quotes, if any, in determining fair value based on our understanding of the level of actual transactions used by the broker to develop the quote and whether the quote was an indicative price or binding offer. However, debt investments with remaining maturities within 60 days that are not credit impaired are valued at cost plus accreted discount, or minus amortized premium, which approximates fair value. Investments for which market quotations are not readily available are valued at fair value as determined by our board of directors based upon input from management and third party valuation firms. Because these investments are illiquid and because there may not be any directly comparable companies whose financial instruments have observable market values, these loans are valued using a fundamental valuation methodology, consistent with traditional asset pricing standards, that is objective and consistently applied across all loans and through time.
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

Revenue Recognition
We record interest income on an accrual basis to the extent that we expect to collect such amounts. For loans and debt securities with contractual PIK interest, which represents contractual interest accrued and added to the principal balance, we generally will not accrue PIK interest for accounting purposes if the portfolio company valuation indicates that such PIK interest is not collectible. We do not accrue as a receivable interest on loans and debt securities or accounting purposes if we have reason to doubt our ability to collect such interest. OIDs, market discounts or premiums are accreted or amortized using the effective interest method as interest income. We record prepayment premiums on loans and debt securities as fee income. Dividend income, if any, is recognized on an accrual basis to the extent that we expect to collect such amount.

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

U.S. Federal Income Taxes
We have elected, and intend to qualify annually, to be treated for U.S. federal income tax purposes as a RIC under Subchapter M of the Code. As a RIC, we generally will not have to pay corporate-level U.S. federal income taxes on any ordinary income or capital gains that we distribute to our stockholders from our tax earnings and profits. To obtain and maintain our RIC tax treatment, we must, among other things, meet specified source-of-income and asset diversification requirements and distribute annually at least 90% of our ordinary income and realized net short-term capital gains in excess of realized net long-term capital losses, if any.

Recent Developments
On January 12, 2018, our board of directors declared a series of semi-monthly distributions for January, February and March 2018 in the amount of $0.02667 per share. These distributions represent an annualized yield of 7.85% based on our then-current offering price of $8.15 per share. Stockholders of record as of each respective semi-monthly record date will be entitled to receive the distribution. Below are the details for each respective distribution:

Record Date	Payment Date	Amount per share
January 15 and 31, 2018	January 31, 2018	$0.02667
February 15 and 28, 2018	February 28, 2018	0.02667
March 15 and 30, 2018	March 30, 2018	0.02667

In addition, we have issued common shares and received gross proceeds of approximately $1.2 million subsequent to December 31, 2017 through March 12, 2018.

Item 7A: Quantitative and Qualitative Disclosures About Market Risk

We are subject to financial market risks, including changes in interest rates. As of December 31, 2017, 90.7% of our portfolio investments (based on fair value) paid variable interest rates, 9.3% paid fixed interest rates, 6.5% were non-income producing investments and the remaining 93.5% were income producing investments. A rise in the general level of interest rates can be expected to lead to higher interest rates applicable to any variable rate investments we hold and to declines in the value of any fixed rate investments we hold. However, many of our variable rate investments provide for an interest rate floor, which may prevent our interest income from increasing until benchmark interest rates increase beyond a threshold amount. To the extent that a substantial portion of our investments may be in variable rate investments, an increase in interest rates beyond this threshold would make it easier for us to meet or exceed the hurdle rate applicable to the subordinated incentive fee on income under the Investment Advisory Agreement we have entered into with SIC Advisors, and may result in a substantial increase in our net investment income and to the amount of incentive fees payable to SIC Advisors with respect to our increased pre-incentive fee net investment income.

Under the terms of the TRS between Arbor and Citibank, Arbor will pay fees to Citibank at a floating rate based on LIBOR in exchange for the right to receive the economic benefit of a portfolio of assets having a maximum notional amount of $200 million as of December 31, 2017. Our interest expense will also be affected by changes in the published LIBOR rate in connection with our Credit Facilities. We expect any future credit facilities, total return swap agreements or other financing arrangements that we or any of our subsidiaries may enter into will also be based on a floating interest rate. As a result, we are subject to risks relating to changes in market interest rates. In periods of rising interest rates, when we or our subsidiaries have debt outstanding or financing arrangements in effect, our cost of funds would increase, which could reduce our net investment income, especially to the extent we hold fixed rate investments.

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

Based on our Consolidated Statement of Assets and Liabilities as of December 31, 2017, the following table shows the approximate annual impact on the change in net assets resulting from operations of hypothetical base rate changes in interest rates, assuming no changes in our investment portfolio and capital structure:

83

	Increase in
Basis point increase	Interest Income (1)	Interest Expense	Net Interest Income
100	$8,443,925	$4,350,000	$4,093,925
200	16,887,851	8,700,000	8,187,851
300	25,331,776	13,050,000	12,281,776
400	33,775,701	17,400,000	16,375,701
500	42,219,627	21,750,000	20,469,627

(1) Assumes no defaults or prepayments by portfolio companies over the next twelve months.
We expect that our long-term investments will be financed primarily with equity and debt. If deemed prudent, we may use interest rate risk management techniques in an effort to minimize our exposure to interest rate fluctuations. These techniques may include various interest rate hedging activities to the extent permitted by the 1940 Act. Adverse developments resulting from changes in interest rates or hedging transactions could have a material adverse effect on our business, financial condition and results of operations. During the years ended December 31, 2017, 2016 and 2015, we did not engage in interest rate hedging activities.
In addition, we may have risk regarding portfolio valuation. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations-Critical Accounting Policies-Valuation of Investments” and “Item 1A. Risk Factors.”

84

Item 8. Consolidated Financial Statements and Supplementary Data

85

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of Sierra Income Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of assets and liabilities of Sierra Income Corporation (the Company), including the consolidated schedules of investments, as of December 31, 2017 and 2016, the related consolidated statements of operations, changes in net assets and cash flows for each of the three years in the period ended December 31, 2017, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our procedures included confirmation of investments owned as of December 31, 2017 and 2016, by correspondence with the custodian, directly with counterparties and management of the portfolio companies, debt agents, and brokers, or by other appropriate auditing procedures where replies were not received, as applicable. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst and Young LLP

We have served as the Company’s auditor since 2011.

New York, New York
March 12, 2018

Sierra Income Corporation
Consolidated Statements of Assets and Liabilities

	As of
	December 31, 2017	December 31, 2016
ASSETS
Investments at fair value
Non-controlled/non-affiliated investments (amortized cost of $975,968,734 and $921,626,572, respectively)	$917,820,822	$885,400,856
Controlled/affiliated investments (amortized cost of $153,660,073 and $104,855,866, respectively)	146,288,268	97,743,466
Investments at fair value	1,064,109,090	983,144,322
Cash and cash equivalents	64,909,759	99,400,794
Cash collateral on total return swap (Note 5)	48,000,000	79,620,942
Interest receivable from non-controlled/non-affiliated investments	9,039,243	10,251,559
Interest receivable from controlled/affiliated investments	638,458	1,028,321
Receivable due on total return swap (Note 5)	462,555	1,289,163
Receivable for Company shares sold	235,060	533,123
Unsettled trades receivable	339,573	368,819
Prepaid expenses and other assets	219,096	201,932
Due from affiliate (Note 7)	—	7,892,273
Total assets	$1,187,952,834	$1,183,731,248

LIABILITIES
Revolving credit facilities payable (net of deferred financing costs of $5,286,927 and $4,340,533, respectively) (Note 6)	$429,713,073	$385,659,467
Unrealized depreciation on total return swap (Note 5)	5,354,868	13,647,330
Base management fees payable (Note 7)	5,196,997	5,138,107
Incentive fees payable (Note 7)	2,827,372	1,405,419
Accounts payable and accrued expenses	1,755,968	1,839,497
Interest payable	1,822,523	1,230,530
Administrator fees payable	695,777	850,678
Unsettled trades payable	308,233	466,727
Deferred tax liability	291,454	244,622
Due to affiliate (Note 7)	—	135,784
Total liabilities	$447,966,265	$410,618,161

Commitments (Note 11)

NET ASSETS
Common shares, par value $0.001 per share, 250,000,000 common shares authorized, 96,620,231 and 94,666,418 common shares issued and outstanding, respectively	$96,620	$94,666
Capital in excess of par value	843,592,066	830,738,206
Accumulated distribution in excess of net realized gain/(loss) from investments and total return swap	(49,402,054)	(20,333,057)
Accumulated undistributed net investment income	16,779,377	19,756,740
Net unrealized depreciation on investments and total return swap, net of provision for taxes of ($204,854) and ($158,022), respectively	(71,079,440)	(57,143,468)
Total net assets	739,986,569	773,113,087
Total liabilities and net assets	$1,187,952,834	$1,183,731,248
NET ASSET VALUE PER COMMON SHARE	$7.66	$8.17
See accompanying notes to the consolidated financial statements.

Sierra Income Corporation
Consolidated Statements of Operations

	For the years ended December 31,
	2017	2016	2015
INVESTMENT INCOME
Interest and dividends from investments
Non-controlled/non-affiliated investments:
Cash	$84,190,229	$82,231,788	$71,911,830
Payment-in-kind	4,040,822	2,718,606	2,973,290
Controlled/affiliated investments:
Cash	9,688,137	5,557,250	101,250
Payment-in-kind	1,703,919	511,529	—
Total interest and dividend income	99,623,107	91,019,173	74,986,370
Fee income (Note 12)	7,403,437	8,703,896	10,651,257
Interest from cash and cash equivalents	148,993	57,427	2,073
Total investment income	107,175,537	99,780,496	85,639,700
EXPENSES
Base management fees (Note 7)	21,233,065	19,928,802	17,234,293
Interest and financing expenses	18,258,556	14,812,427	11,190,879
Incentive fees (Note 7)	4,700,177	9,281,479	4,434,352
General and administrative expenses	3,985,647	4,359,647	3,274,836
Administrator expenses (Note 7)	3,029,745	2,847,745	2,261,789
Offering costs	1,409,036	2,572,234	4,208,013
Professional fees	1,819,899	2,106,819	2,374,675
Organizational and offering costs reimbursed to Affiliate (Note 7)	—	—	443,687
Total expenses	54,436,125	55,909,153	45,422,524
Expense support reimbursement (Note 7)	—	(16,093,129)	(6,283,327)
Total expenses, net of expense support reimbursement	54,436,125	39,816,024	39,139,197
Net investment income before excise taxes	52,739,412	59,964,472	46,500,503
Excise tax expense	235,942	—	—
NET INVESTMENT INCOME	52,503,470	59,964,472	46,500,503
REALIZED AND UNREALIZED GAIN/(LOSS) ON INVESTMENTS
Net realized gain/(loss) from non-controlled/non-affiliated investments	(24,658,404)	(19,932,571)	(264,308)
Net realized gain/(loss) on total return swap (Note 5)	(1,403,938)	6,812,173	11,574,160
Net change in unrealized appreciation/(depreciation) on non-controlled/non-affiliated investments	(21,922,197)	15,914,160	(48,086,452)
Net change in unrealized appreciation/(depreciation) on controlled/affiliated investments	(259,405)	(7,202,133)	89,733
Net change in unrealized appreciation/(depreciation) on total return swap (Note 5)	8,292,462	13,718,489	(19,714,222)
Change in provision for deferred taxes on unrealized appreciation/(depreciation) on investments	(46,832)	54,205	(212,227)
Net gain/(loss) on investments	(39,998,314)	9,364,323	(56,613,316)
NET INCREASE/(DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS	$12,505,156	$69,328,795	$(10,112,813)
WEIGHTED AVERAGE - BASIC AND DILUTED EARNINGS PER COMMON SHARE	$0.13	$0.77	$(0.14)
WEIGHTED AVERAGE - BASIC AND DILUTED NET INVESTMENT INCOME PER COMMON SHARE	$0.55	$0.66	$0.66
WEIGHTED AVERAGE COMMON STOCK OUTSTANDING - BASIC AND DILUTED (Note 10)	96,248,024	90,424,090	70,648,292
See accompanying notes to the consolidated financial statements.

Sierra Income Corporation
Consolidated Statements of Changes in Net Assets

	For the years ended December 31,
	2017	2016	2015
INCREASE/(DECREASE) FROM OPERATIONS
Net investment income	$52,503,470	$59,964,472	$46,500,503
Net realized gain/(loss) on investments	(24,658,404)	(19,932,571)	(264,308)
Net realized gain/(loss) on total return swap (Note 5)	(1,403,938)	6,812,173	11,574,160
Net change in unrealized appreciation/(depreciation) on investments	(22,181,602)	8,712,027	(47,996,719)
Net change in unrealized appreciation/(depreciation) on total return swap (Note 5)	8,292,462	13,718,489	(19,714,222)
Change in provision for deferred taxes on unrealized appreciation/(depreciation) on investments	(46,832)	54,205	(212,227)
Net increase/(decrease) in net assets resulting from operations	12,505,156	69,328,795	(10,112,813)
SHAREHOLDER DISTRIBUTIONS
Distributions from net investment income (Note 2)	(61,549,954)	(68,596,940)	(40,302,852)
Distributions from return of capital (Note 2)	—	—	(16,060,726)
Distributions from net realized gains	—	—	(441,052)
Net decrease in net assets from shareholder distributions	(61,549,954)	(68,596,940)	(56,804,630)
COMMON SHARE TRANSACTIONS
Issuance of common shares, net of underwriting costs	17,625,562	97,948,176	234,419,750
Issuance of common shares pursuant to distribution reinvestment plan	27,821,118	32,478,892	27,227,730
Repurchase of common shares	(29,528,400)	(32,169,935)	(7,125,851)
Net increase in net assets resulting from common share transactions	15,918,280	98,257,133	254,521,629
Total increase/(decrease) in net assets	(33,126,518)	98,988,988	187,604,186
Net assets at beginning of year	773,113,087	674,124,099	486,519,913
Net assets at end of period(1)	$739,986,569	$773,113,087	$674,124,099
Net asset value per common share	$7.66	$8.17	$8.16
Common shares outstanding, beginning of period	94,666,418	82,623,649	54,260,324
Issuance of common shares	2,171,515	11,996,965	26,083,095
Issuance of common shares pursuant to distribution reinvestment plan	3,454,065	3,991,569	3,088,090
Repurchase of common shares	(3,671,767)	(3,945,765)	(807,860)
Common shares outstanding, end of period	96,620,231	94,666,418	82,623,649
DISTRIBUTIONS DECLARED PER COMMON SHARE	$0.64	$0.76	$0.80

(1)
Net assets at end of year include distribution in excess of net investment income and accumulated undistributed net investment income/(loss) of $16,779,377, $19,756,740 and $21,178,346 for the years ended December 31, 2017, 2016 and 2015, respectively.

See accompanying notes to the consolidated financial statements.

Sierra Income Corporation
Consolidated Statements of Cash Flows

	For the years ended December 31,
	2017	2016	2015
Cash flows from operating activities
NET INCREASE/(DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS:	$12,505,156	$69,328,795	$(10,112,813)
ADJUSTMENT TO RECONCILE NET INCREASE/(DECREASE) IN NET ASSETS FROM OPERATIONS TO NET CASH USED IN OPERATING ACTIVITIES:
Payment-in-kind interest income	(5,744,741)	(3,230,135)	(2,973,290)
Net amortization of premium on investments	(1,432,253)	(879,328)	(658,312)
Amortization of deferred financing costs	1,581,107	1,318,653	1,228,474
Net realized (gain)/loss on investments	24,658,404	19,932,571	264,308
Net change in unrealized (appreciation)/depreciation on investments	22,181,602	(8,712,027)	47,996,719
Net change in unrealized (appreciation)/depreciation on total return swap (Note 5)	(8,292,462)	(13,718,489)	19,714,222
Purchases and originations	(499,006,970)	(330,626,275)	(524,893,734)
Proceeds from sale of investments and principal repayments	378,379,190	247,733,316	189,816,908
(Increase)/decrease in operating assets:
Cash collateral on total return swap (Note 5)	31,620,942	(2,590,972)	(20,152,042)
Unsettled trades receivable	29,246	(97,883)	153,705
Due from affiliate (Note 7)	7,892,273	(577,406)	(318,937)
Interest receivable from non-controlled/non-affiliated investments	1,212,316	(2,896,731)	(2,141,223)
Interest receivable from controlled/affiliated investments	389,863	(927,071)	(101,250)
Receivable for Company shares sold	298,063	(533,123)	—
Receivable due on total return swap (Note 5)	826,608	204,090	(397,671)
Prepaid expenses and other assets	(17,164)	(80,834)	280,599
Increase/(decrease) in operating liabilities:
Unsettled trades payable	(158,494)	466,727	(16,935,000)
Management fee payable ( Note 7)	58,890	452,011	1,414,709
Accounts payable and accrued expenses	(83,529)	(341,652)	(246,694)
Incentive fees payable (Note 7)	1,421,953	(389,849)	1,795,268
Administrator fees payable	(154,901)	332,748	67,872
Interest payable	591,993	(50,941)	632,974
Deferred tax liability	46,832	(54,205)	212,277
Due to affiliate (Note 7)	(135,784)	(559,749)	(879,204)
NET CASH USED IN OPERATING ACTIVITIES	(31,331,860)	(26,497,759)	(316,232,135)
Cash flows from financing activities:
Borrowings under revolving credit facility	275,000,000	130,000,000	408,500,000
Repayments of revolving credit facility	(230,000,000)	(125,000,000)	(260,000,000)
Proceeds from issuance of common shares, net of underwriting costs	17,625,562	97,948,176	234,419,750
Payment of cash distributions	(33,728,836)	(36,118,048)	(29,576,900)
Financing costs paid	(2,527,501)	(2,419,782)	(2,075,876)
Repurchase of common shares	(29,528,400)	(32,169,935)	(7,125,851)
NET CASH PROVIDED BY/(USED IN) FINANCING ACTIVITIES	(3,159,175)	32,240,411	344,141,123
TOTAL INCREASE/(DECREASE) IN CASH	(34,491,035)	5,742,652	27,908,988
CASH AT BEGINNING OF YEAR	99,400,794	93,658,142	65,749,154
CASH AT END OF YEAR	$64,909,759	$99,400,794	$93,658,142
Supplemental Information:
Cash paid during the year for interest	$16,085,456	$13,544,716	$9,329,431
Supplemental non-cash information:
Non-cash purchase of investments	$30,490,222	$32,805,477	$—
Non-cash sale of investments	30,490,222	32,805,477	—
Payment-in-kind interest income	5,499,977	3,230,135	2,973,290
Amortization of deferred financing costs	1,581,107	1,318,653	1,228,474
Net amortization of premium on investments	1,432,253	879,328	658,312
Issuance of common shares in connection with distribution reinvestment plan	$27,821,118	$32,478,892	$27,227,730

See accompanying notes to the consolidated financial statements.

Sierra Income Corporation
Consolidated Schedule of Investments
As of December 31, 2017

Company(1)(2)	Industry	Type of Investment	Maturity	Par Amount	Cost	Fair Value	% of Net Assets
Non-controlled/non-affiliated investments – 124.0%							$739,986,569
AAAHI Acquisition Corporation	Transportation: Consumer	Senior Secured First Lien Term Loan LIBOR + 7.000%, 1.000% Floor (4)(5)	12/15/2021	$7,098,364	$7,098,364	$7,098,364	1.0%
		Senior Secured First Lien Term Loan LIBOR + 7.000%, 1.000% Floor (4)(5)(6)	12/14/2018	515,730	515,730	515,730	0.1%
				7,614,094	7,614,094	7,614,094
Advanced Diagnostic Holdings, LLC	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loan LIBOR + 8.500%, 0.875% Floor (4)(5)	12/11/2020	14,582,109	14,582,109	14,582,109	2.0%
				14,582,109	14,582,109	14,582,109
Alpha Media LLC	Media: Broadcasting & Subscription	Senior Secured First Lien Term Loan LIBOR + 6.000%, 1.000% Floor (7)	2/25/2022	6,166,263	5,961,599	5,917,762	0.8%
				6,166,263	5,961,599	5,917,762
Alpine SG, LLC	High Tech Industries	Senior Secured First Lien Term Loan LIBOR + 6.500%, 1.000% Floor (4)(5)(6)	11/16/2022	4,642,857	4,642,857	4,642,857	0.6%
		Senior Secured First Lien Term Loan LIBOR + 6.500%, 1.000% Floor (4)(5)	11/16/2022	13,500,000	13,500,000	13,500,000	1.8%
				18,142,857	18,142,857	18,142,857
American Dental Partners, Inc.	Healthcare & Pharmaceuticals	Senior Secured Second Lien Term Loan LIBOR + 8.500%, 1.000% Floor (4)(5)	9/25/2023	7,250,000	7,250,000	7,337,000	1.0%
				7,250,000	7,250,000	7,337,000
Amerijet Holdings, Inc.	Transportation: Cargo	Senior Secured First Lien Term Loan LIBOR + 8.000%, 1.000% Floor (5)(7)	7/15/2021	13,349,908	13,349,908	13,616,906	1.8%
				13,349,908	13,349,908	13,616,906
AMMC CLO 17, Limited Series 2015-17A	Multi-Sector Holdings	Subordinated Notes 16.471% effective yield (8)(9)(10)	11/15/2027	5,000,000	3,537,556	4,237,500	0.6%
				5,000,000	3,537,556	4,237,500
Anaren, Inc.	Aerospace & Defense	Senior Secured Second Lien Term Loan LIBOR + 8.250%, 1.000% Floor (4)	8/18/2021	10,000,000	9,941,988	10,000,000	1.4%
				10,000,000	9,941,988	10,000,000
Answers Finance, LLC	High Tech Industries	Senior Secured First Lien Term Loan Base Rate + 5.000%	4/15/2021	1,288,514	1,288,514	1,288,514	0.2%
		Senior Secured Second Lien Term Loan Base Rate + 4.500% (19)	9/15/2021	2,003,594	2,003,594	2,003,594	0.3%
		Common Stock - 1,936 shares (11)		—	5,426,955	5,426,195	0.7%
				3,292,108	8,719,063	8,718,303
APCO Holdings, Inc.	Automotive	Senior Secured First Lien Term Loan LIBOR + 6.000%, 1.000% Floor (5)(7)	1/31/2022	4,124,797	4,033,466	4,124,797	0.6%
				4,124,797	4,033,466	4,124,797
Apidos CLO XXIV, Series 2016-24A	Multi-Sector Holdings	Subordinated Notes 8.748% effective yield (5)(8)(9)(10)	7/20/2027	18,357,647	14,627,243	14,497,034	2.0%
				18,357,647	14,627,243	14,497,034
Asurion, LLC	Banking, Finance, Insurance & Real Estate	Senior Secured Second Lien Term Loan LIBOR + 6.000%, 1.000% Floor (4)(5)	8/4/2025	5,950,000	5,950,000	6,069,000	0.8%
				5,950,000	5,950,000	6,069,000
Aviation Technical Services, Inc.	Aerospace & Defense	Senior Secured Second Lien Term Loan LIBOR + 8.500%, 1.000% Floor (4)(5)(12)	3/31/2022	25,000,000	25,000,000	25,000,000	3.4%
				25,000,000	25,000,000	25,000,000

Company(1)(2)	Industry	Type of Investment	Maturity	Par Amount	Cost	Fair Value	% of Net Assets
Barry's Bootcamp Holdings, LLC	Services: Consumer	Senior Secured First Lien Term Loan LIBOR + 6.500%, 1.000% Floor (4)(5)(6)	7/14/2022	8,571,429	8,571,429	8,571,429	1.2%
				8,571,429	8,571,429	8,571,429
Birch Communications Inc.	Telecommunications	Senior Secured First Lien Term Loan LIBOR + 7.250%, 1.000% Floor (5)(7)	7/17/2020	13,066,112	12,945,213	12,944,597	1.7%
				13,066,112	12,945,213	12,944,597
Black Angus Steakhouses, LLC	Hotel, Gaming & Leisure	Senior Secured First Lien Term Loan LIBOR + 9.000%, 1.000% Floor (4)(5)(6)(12)	4/24/2020	892,857	892,857	725,670	0.1%
		Senior Secured First Lien Term Loan LIBOR + 9.000%, 1.000% Floor (4)\(5)(12)	4/24/2020	19,123,884	19,123,884	18,399,089	2.5%
				20,016,741	20,016,741	19,124,759
Brook & Whittle Holding Corp.	Containers, Packaging & Glass	Senior Secured First Lien Term Loan LIBOR + 6.250%, 1.000% Floor (4)(5)(6)	10/17/2023	3,041,785	3,041,785	3,041,785	0.4%
				3,041,785	3,041,785	3,041,785
Central States Dermatology Services, LLC	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loan LIBOR + 6.500%, 1.000% Floor (5)(6)(7)	4/20/2022	2,975,910	2,975,910	2,975,910	0.4%
				2,975,910	2,975,910	2,975,910
Charming Charlie LLC	Retail	Senior Secured First Lien Term Loan LIBOR + 8.000%, 1.000% Floor, 1.500% PIK (4)(13)	12/24/2019	14,078,861	8,212,738	422,366	0.1%
		Senior Secured First Lien Term Loan Base Rate + 3.500% (6)(19)	6/8/2018	1,215,520	1,215,520	1,215,520
				15,294,381	9,428,258	1,637,886
Covenant Surgical Partners, Inc.	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loan LIBOR + 4.750%, 1.000% Floor (5)(7)	10/4/2024	5,384,615	5,371,504	5,384,615	0.8%
		Senior Secured First Lien Term Loan LIBOR + 4.750%, 1.000% Floor (5)(6)(7)	10/4/2024	297,949	294,015	297,949
				5,682,564	5,665,519	5,682,564
CP Opco, LLC	Services: Consumer	Senior Secured First Lien Term Loan Base Rate + 5.500%, PIK (5)(13)	4/1/2019	224,970	209,515	59,729	0.0%
		Senior Secured First Lien Term Loan Base Rate + 8.500%, PIK (5)(13)	4/1/2019	1,655,407	717,016	—	0.0%
		Preferred Units LIBOR+9.500%, 1.000% Floor, PIK(4)(5)(12)		—	—	—	0.0%
		Common Units - 41 units(5)(11)		—	—	—	0.0%
				1,880,377	926,531	59,729
CPI International, Inc.	Aerospace & Defense	Senior Secured Second Lien Term Loan LIBOR + 7.250%, 1.000% Floor (5)(7)	7/28/2025	12,345,000	12,300,357	12,283,275	1.7%
				12,345,000	12,300,357	12,283,275
CSP Technologies North America, LLC	Containers, Packaging & Glass	Senior Secured First Lien Term Loan LIBOR + 5.250%, 1.000% Floor (4)(5)	1/31/2022	4,948,749	4,948,749	4,948,749	0.7%
				4,948,749	4,948,749	4,948,749
CSTN Merger Sub Inc.	Chemicals, Plastics & Rubber	Senior Secured First Lien Term Loan 6.750% (5)(8)(14)	8/15/2024	2,500,000	2,500,000	2,487,750	0.3%
				2,500,000	2,500,000	2,487,750
Deliver Buyer, Inc.	Services: Business	Senior Secured First Lien Term Loan LIBOR + 5.000%, 1.000% Floor (4)	5/1/2024	3,034,875	3,017,378	3,034,875	0.4%
				3,034,875	3,017,378	3,034,875
DHISCO Electronic Distribution, Inc.	Hotel, Gaming & Leisure	Senior Secured First Lien Term Loan LIBOR + 8.500%, 1.500% Floor (5)(7)	11/10/2019	2,567,024	2,567,024	2,567,024	0.3%
		Senior Secured First Lien Term Loan LIBOR + 11.000%, 1.500% Floor, PIK (5)(7)(13)	11/10/2019	9,501,965	9,207,947	3,834,043	0.5%

Company(1)(2)	Industry	Type of Investment	Maturity	Par Amount	Cost	Fair Value	% of Net Assets
		Senior Secured First Lien Term Loan LIBOR + 12.250%, 1.500% Floor, PIK (5)(7)(13)	11/10/2019	8,250,230	7,257,481	—	0.0%
		Senior Secured First Lien Term Loan LIBOR + 13.250%, 1.500% Floor, PIK (5)(7)(13)	11/10/2019	7,754,662	2,940,892	—	0.0%
		Common Units - 769,230 units (5)(11)		—	769,231	—	0.0%
				28,073,881	22,742,575	6,401,067
Drew Marine Partners, LP	Transportation: Cargo	Senior Secured Second Lien Term Loan LIBOR + 7.000%, 1.000% Floor (7)	5/19/2021	10,000,000	10,048,123	10,000,000	1.4%
				10,000,000	10,048,123	10,000,000
Dryden 38 Senior Loan Fund, Series 2015-38A	Multi-Sector Holdings	Subordinated Notes 13.246% effective yield (8)(9)(10)	7/15/2027	7,000,000	4,919,153	5,032,300	0.7%
				7,000,000	4,919,153	5,032,300
Dryden 43 Senior Loan Fund, Series 2016-43A	Multi-Sector Holdings	Subordinated Notes 10.546% effective yield (5)(8)(9)(10)	7/20/2029	3,620,000	2,954,917	2,874,642	0.4%
				3,620,000	2,954,917	2,874,642
Dryden 49 Senior Loan Fund, Series 2017-49A	Multi-Sector Holdings	Subordinated Notes 13.408% effective yield (5)(9)(10)	7/18/2030	17,233,288	15,325,601	15,777,075	2.1%
				17,233,288	15,325,601	15,777,075
Dynamic Energy Services International LLC	Energy: Oil & Gas	Senior Secured First Lien Term Loan 13.500% PIK + LIBOR (5)(7)	6/6/2018	9,910,049	9,910,049	8,435,434	1.1%
				9,910,049	9,910,049	8,435,434
Elite Comfort Solutions LLC	Chemicals, Plastics & Rubber	Senior Secured First Lien Term Loan LIBOR + 6.500%, 1.000% Floor (6)(7)	1/15/2021	9,666,845	9,666,845	9,666,845	1.3%
				9,666,845	9,666,845	9,666,845
Engineered Machinery Holdings, Inc.	Capital Equipment	Senior Secured Second Lien Term Loan LIBOR + 7.250%, 1.000% Floor (4)(5)	7/18/2025	2,010,638	1,991,468	1,990,532	0.3%
		Senior Secured Second Lien Term Loan LIBOR + 7.250%, 1.000% Floor (4)(5)(6)	7/18/2025	201,064	201,064	198,670	0.0%
				2,211,702	2,192,532	2,189,202
First Boston Construction Holdings, LLC	Banking, Finance, Insurance & Real Estate	Senior secured first lien notes 12.000% (5)	12/31/2020	6,585,000	6,585,000	6,610,023	0.9%
		Preferred Equity - 1,646,250 units (5)(11)		—	1,646,250	1,646,250	0.2%
				6,585,000	8,231,250	8,256,273
FKI Security Group, LLC	Capital Equipment	Senior Secured First Lien Term Loan LIBOR + 8.500%, 1.000% Floor (5)(7)	3/30/2020	11,562,500	11,562,500	11,562,500	1.6%
				11,562,500	11,562,500	11,562,500
Friedrich Holdings, Inc.	Construction & Building	Senior Secured First Lien Term Loan LIBOR + 7.000%, 1.000% Floor (5)(7)	2/7/2023	13,806,751	13,806,751	14,004,188	1.9%
				13,806,751	13,806,751	14,004,188
Frontier Communications Corp.	Telecommunications	Senior secured first lien notes 10.500% (8)(9)	9/15/2022	2,000,000	2,000,000	1,513,800	0.2%
				2,000,000	2,000,000	1,513,800
Genex Holdings, Inc.	Banking, Finance, Insurance & Real Estate	Senior Secured First Lien Term Loan LIBOR + 4.250%, 1.000% Floor (7)	5/28/2021	4,141,927	4,095,099	4,141,927	0.6%
		Senior Secured Second Lien Term Loan LIBOR + 7.750%, 1.000% Floor (7)	5/30/2022	9,500,000	9,521,331	9,448,700	1.3%
				13,641,927	13,616,430	13,590,627
GK Holdings, Inc.	Services: Business	Senior Secured Second Lien Term Loan LIBOR + 10.250%, 1.000% Floor (4)	1/20/2022	10,000,000	10,000,000	9,752,000	1.3%
				10,000,000	10,000,000	9,752,000
Global Eagle Entertainment, Inc.	Telecommunications	Senior Secured First Lien Term Loan LIBOR + 7.500%, 1.000% Floor (5)(15)	1/6/2023	4,121,250	4,053,177	4,121,250	0.6%
				4,121,250	4,053,177	4,121,250

Company(1)(2)	Industry	Type of Investment	Maturity	Par Amount	Cost	Fair Value	% of Net Assets
Green Field Energy Services, Inc.	Energy: Oil & Gas	Senior Secured First Lien Notes 13.000% (5)(8)(13)	11/15/2016	766,616	754,615	122,658	0.0%
		Warrants - 0.00% of outstanding equity (5)(11)		—	29,000	—	0.0%
				766,616	783,615	122,658
HBC Holdings LLC	Wholesale	Senior Secured First Lien Term Loan LIBOR + 6.500%, 1.000% Floor (4)(5)	3/30/2020	12,262,500	12,262,500	12,252,690	1.7%
				12,262,500	12,262,500	12,252,690
Heligear Acquisition Co.	Aerospace & Defense	Senior secured first lien notes 10.250% (5)(8)	10/15/2019	15,000,000	15,000,000	15,318,000	2.1%
				15,000,000	15,000,000	15,318,000
High Ridge Brands Co.	Consumer Goods: Non-Durable	Senior secured first lien notes 8.875% (5)(8)	3/15/2025	2,000,000	2,000,000	1,776,200	0.2%
				2,000,000	2,000,000	1,776,200
Holland Acquisition Corp.	Energy: Oil & Gas	Senior Secured First Lien Term Loan LIBOR + 9.000%, 1.000% Floor (4)	5/29/2018	4,515,605	4,503,823	3,216,465	0.4%
				4,515,605	4,503,823	3,216,465
Hylan Datacom & Electrical LLC	Construction & Building	Senior Secured First Lien Term Loan LIBOR + 7.500%, 1.000% Floor (5)(7)	7/25/2021	15,059,976	15,059,976	15,210,575	2.1%
				15,059,976	15,059,976	15,210,575
Ignite Restaurant Group, Inc.	Hotel, Gaming & Leisure	Senior Secured First Lien Term Loan Base Rate + 6.000% (13)(19)	2/13/2019	6,354,341	6,140,155	217,318	0.0%
				6,354,341	6,140,155	217,318
IHS Intermediate, Inc.	Services: Business	Senior Secured Second Lien Term Loan LIBOR + 8.250%, 1.000% Floor (4)	7/20/2022	25,000,000	25,000,000	25,000,000	3.4%
				25,000,000	25,000,000	25,000,000
Imagine! Print Solutions, LLC	Media: Advertising, Printing & Publishing	Senior Secured Second Lien Term Loan LIBOR + 8.750%, 1.000% Floor (4)(5)(16)	6/21/2023	8,950,000	8,826,856	8,815,750	1.2%
				8,950,000	8,826,856	8,815,750
Impact Sales, LLC	Services: Business	Senior Secured First Lien Term Loan LIBOR + 7.000%, 1.000% Floor (4)(5)(6)	12/30/2021	4,853,857	4,853,857	4,720,525	0.6%
				4,853,857	4,853,857	4,720,525
Interflex Acquisition Company, LLC	Containers, Packaging & Glass	Senior Secured First Lien Term Loan LIBOR + 8.000%, 1.000% Floor (5)(7)	8/18/2022	14,137,500	14,137,500	14,137,500	1.9%
				14,137,500	14,137,500	14,137,500
Invision Diversified, LLC	Services: Business	Senior Secured First Lien Term Loan LIBOR + 8.500%, 1.000% Floor (5)(7)(12)	6/30/2020	23,866,435	23,866,435	24,105,100	3.3%
				23,866,435	23,866,435	24,105,100
IOP Monroe Acquisition, Inc.	Capital Equipment	Senior Secured First Lien Term Loan LIBOR + 5.500%, 1.000% Floor (5)(6)(7)	4/1/2022	975,000	975,000	975,000	0.1%
				975,000	975,000	975,000
Isola USA Corp.	High Tech Industries	Senior Secured First Lien Term Loan LIBOR + 8.250%, 1.000% Floor (4)(13)	11/29/2018	9,131,742	7,707,403	5,547,533	0.7%
				9,131,742	7,707,403	5,547,533
Keystone Acquisition Corp.	Healthcare & Pharmaceuticals	Senior Secured Second Lien Term Loan LIBOR + 9.250%, 1.000% Floor (4)(5)(16)	5/1/2025	7,000,000	6,870,343	6,898,500	0.9%
				7,000,000	6,870,343	6,898,500
L&S Plumbing Partnership, Ltd.	Construction & Building	Senior Secured First Lien Term Loan LIBOR + 8.500%, 1.000% Floor (4)(5)	2/15/2022	11,562,500	11,562,500	11,709,344	1.6%
				11,562,500	11,562,500	11,709,344
Lighthouse Network, LLC	Banking, Finance, Insurance & Real Estate	Senior Secured Second Lien Term Loan LIBOR + 8.500%, 1.000% Floor (5)(7)(16)	11/28/2025	9,950,000	9,851,416	9,850,500
				9,950,000	9,851,416	9,850,500

Company(1)(2)	Industry	Type of Investment	Maturity	Par Amount	Cost	Fair Value	% of Net Assets
Livingston International Inc.	Transportation: Cargo	Senior Secured Second Lien Term Loan LIBOR + 8.250%, 1.250% Floor (4)(9)	4/17/2020	4,613,287	4,480,497	4,520,560	0.6%
				4,613,287	4,480,497	4,520,560
LSF9 Atlantis Holdings, LLC	Retail	Senior Secured First Lien Term Loan LIBOR + 6.000%, 1.000% Floor (5)(7)	5/1/2023	6,621,575	6,569,770	6,621,575	0.9%
				6,621,575	6,569,770	6,621,575
LTCG Holdings Corp.	Banking, Finance, Insurance & Real Estate	Senior Secured First Lien Term Loan LIBOR + 5.000%, 1.000% Floor (4)	6/6/2020	2,838,571	2,832,091	2,737,234	0.4%
				2,838,571	2,832,091	2,737,234
Magnetite XIX, Limited	Multi-Sector Holdings	Subordinated Notes LIBOR + 7.610% (8) (9) (10)	7/17/2030	2,000,000	1,875,000	1,875,000	0.3%
		Subordinated Notes 14.525% effective yield (5) (8) (9) (10)	7/17/2030	13,730,209	12,256,271	12,255,585	1.7%
				15,730,209	14,131,271	14,130,585
Manna Pro Products, LLC	Consumer Goods: Non-durable	Senior Secured First Lien Term Loan LIBOR + 6.000%, 1.000% Floor (4)(5)(6)	12/8/2023	4,166,667	4,166,667	4,166,667
				4,166,667	4,166,667	4,166,667
Nathan's Famous Inc.	Beverage & Food	Senior secured first lien notes 6.625% (5)(8)(9)(14)	11/1/2025	4,950,000	4,967,041	5,144,535	0.7%
				4,950,000	4,967,041	5,144,535
New Media Holdings II LLC	Media: Advertising, Printing & Publishing	Senior Secured First Lien Term Loan LIBOR + 6.250%, 1.000% Floor (4)(5)(16)	7/14/2022	15,877,190	15,867,455	15,877,190	2.1%
				15,877,190	15,867,455	15,877,190
Novetta Solutions, LLC	High Tech Industries	Senior Secured Second Lien Term Loan LIBOR + 8.500%, 1.000% Floor (4)	10/16/2023	11,000,000	10,915,540	10,225,600	1.4%
				11,000,000	10,915,540	10,225,600
Nuspire, LLC	High Tech Industries	Senior Secured First Lien Term Loan LIBOR + 6.000%, 1.000% Floor (4)(5)(6)	11/8/2022	6,310,000	6,310,000	6,310,000	0.9%
				6,310,000	6,310,000	6,310,000
Omnitracs, LLC	Telecommunications	Senior Secured Second Lien Term Loan LIBOR + 7.750%, 1.000% Floor (4)	5/25/2021	7,000,000	7,009,042	7,000,000	0.9%
				7,000,000	7,009,042	7,000,000
Oxford Mining Company, LLC	Metals & Mining	Senior Secured First Lien Term Loan LIBOR + 8.500%, 0.750% Floor, 3.000% PIK (4)(5)	12/31/2018	12,450,782	12,450,782	12,450,782	1.7%
		Senior Secured First Lien Term Loan LIBOR + 8.500%, 0.750% Floor, 3.000% PIK (4)(5)	12/31/2018	8,751,527	8,751,527	8,751,527	1.2%
				21,202,309	21,202,309	21,202,309
Path Medical, LLC	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loan LIBOR + 9.500%, 1.000% Floor (4)(5)	10/11/2021	14,815,737	14,339,545	14,894,260	2.0%
		Warrants - 2.09% of outstanding equity (5)(11)		—	669,709	111,251	0.0%
				14,815,737	15,009,254	15,005,511
Payless Holdings LLC	Retail	Common Stock - 37,126 shares (11)		—	543,120	543,153	0.1%
				—	543,120	543,153
Petco Animal Supplies, Inc.	Retail	Senior Secured First Lien Term Loan LIBOR + 3.000%, 1.000% Floor (4)(16)	1/26/2023	1,984,848	1,844,566	1,493,598	0.2%
				1,984,848	1,844,566	1,493,598
PetroChoice Holdings, Inc.	Chemicals, Plastics & Rubber	Senior Secured Second Lien Term Loan LIBOR + 8.750%, 1.000% Floor (4)(5)(12)(16)	9/3/2023	9,000,000	9,000,000	9,000,000	1.2%
				9,000,000	9,000,000	9,000,000

Company(1)(2)	Industry	Type of Investment	Maturity	Par Amount	Cost	Fair Value	% of Net Assets
Preferred Proppants, LLC	Energy: Oil & Gas	Senior Secured First Lien Term Loan LIBOR + 5.750%, 1.000% Floor (4)	7/27/2020	5,933,969	4,953,814	5,454,504	0.7%
				5,933,969	4,953,814	5,454,504
Press Ganey Holdings, Inc	Healthcare & Pharmaceuticals	Senior Secured Second Lien Term Loan LIBOR + 6.500%, 1.000% Floor (7)	10/21/2024	8,753,172	8,823,199	8,753,172	1.2%
				8,753,172	8,823,199	8,753,172
PT Network, LLC	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loan LIBOR + 5.500%, 1.000% Floor (4)(5)(6)	11/30/2021	8,042,410	8,042,410	8,042,410	1.1%
				8,042,410	8,042,410	8,042,410
Reddy Ice Corporation	Beverage & Food	Senior Secured Second Lien Term Loan LIBOR + 9.500%, 1.250% Floor (4)(5)	11/1/2019	2,000,000	2,000,000	1,913,600	0.3%
				2,000,000	2,000,000	1,913,600
RESIC Enterprises, LLC	Beverage & Food	Senior Secured Second Lien Term Loan LIBOR + 8.750%, 1.000% Floor (5)(7)	11/10/2025	15,000,000	15,000,000	15,000,000	2.0%
				15,000,000	15,000,000	15,000,000
Resolute Investment Managers, Inc.	Banking, Finance, Insurance & Real Estate	Senior Secured Second Lien Term Loan LIBOR + 7.500%, 1.000% Floor (4)(5)	4/30/2023	9,950,000	9,866,809	9,950,000	1.3%
				9,950,000	9,866,809	9,950,000
Rhombus Cinema Holdings, LP	Media: Diversified & Production	Preferred Equity 10.000% PIK - 7,449 shares (5)(9)		—	4,584,207	5,123,448	0.7%
		Common Units - 3,163 units (5) (9) (11)		—	3,162,793	1,848,273	0.2%
				—	7,747,000	6,971,721
RMS Holding Company, LLC	Services: Business	Senior Secured First Lien Term Loan LIBOR + 6.000%, 1.000% Floor (4) (5)	11/16/2022	14,962,500	14,962,500	14,962,500	2.0%
		Senior Secured First Lien Term Loan LIBOR + 6.000%, 1.000% Floor (4)(5)(6)	11/16/2022	1,262,593	1,262,593	1,262,593	0.2%
				16,225,093	16,225,093	16,225,093
SavATree, LLC	Environmental Industries	Senior Secured First Lien Term Loan LIBOR + 5.250%, 1.000% Floor (5)(6)(7)	6/2/2022	4,058,089	4,058,089	4,082,837	0.6%
				4,058,089	4,058,089	4,082,837
SFP Holding, Inc.	Construction & Building	Senior Secured First Lien Term Loan LIBOR + 6.250%, 1.000% Floor (4)(5)(6)	9/1/2022	4,277,778	4,277,778	4,277,778	0.6%
		Equity - 0.94% of outstanding equity (5) (11)		—	400,000	400,000	0.1%
				4,277,778	4,677,778	4,677,778
Ship Supply Acquisition Corporation	Services: Business	Senior Secured First Lien Term Loan LIBOR + 8.000%, 1.000% Floor (4)(5)	7/31/2020	22,187,500	22,187,500	21,284,469	2.9%
				22,187,500	22,187,500	21,284,469
Simplified Logistics, LLC	Services: Business	Senior Secured First Lien Term Loan LIBOR + 6.500%, 1.000% Floor (4)(5)(6)	2/28/2022	402,500	402,500	402,500	0.1%
		Senior Secured First Lien Term Loan LIBOR + 6.500%, 1.000% Floor (4)(5)(6)	2/28/2022	17,855,593	17,855,593	17,855,593
				18,258,093	18,258,093	18,258,093
Sizzling Platter, LLC	Hotel, Gaming & Leisure	Senior Secured First Lien Term Loan LIBOR + 7.500%, 1.000% Floor (7)	4/28/2020	15,000,000	15,000,000	15,000,000	2.0%
				15,000,000	15,000,000	15,000,000
SMART Financial Operations, LLC	Retail	Senior Secured First Lien Term Loan LIBOR + 10.000%, 1.000% Floor (4)(5)(6)	11/22/2021	3,700,000	3,700,000	3,798,000	0.5%
		Preferred Equity - 1,000,000 units (5) (9) (11)		1,000,000	1,000,000	1,050,000	0.1%
				4,700,000	4,700,000	4,848,000

Company(1)(2)	Industry	Type of Investment	Maturity	Par Amount	Cost	Fair Value	% of Net Assets
Smile Doctors LLC	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loan LIBOR + 5.750%, 1.000% Floor (5)(7)	10/6/2022	4,401,871	4,401,871	4,401,870	0.6%
		Senior Secured First Lien Term Loan LIBOR + 5.750%, 1.000% Floor (5)(6)(7)	10/6/2022	823,065	823,065	823,065	0.1%
				5,224,936	5,224,936	5,224,935
Southwest Dealer Services, Inc.	Automotive	Senior Secured First Lien Term Loan LIBOR + 6.000%, 1.000% Floor (4)(5)	6/2/2022	4,838,750	4,838,750	4,838,750	0.7%
				4,838,750	4,838,750	4,838,750
SRS Software, LLC	High Tech Industries	Senior Secured First Lien Term Loan LIBOR + 7.000%, 1.000% Floor (4)(5)(6)	2/17/2022	19,353,750	19,353,750	19,522,128	2.6%
				19,353,750	19,353,750	19,522,128
Starfish Holdco LLC	High Tech Industries	Senior Secured Second Lien Term Loan LIBOR + 9.000%, 1.000% Floor (4)(5)	8/18/2025	4,000,000	3,942,308	3,940,000	0.5%
				4,000,000	3,942,308	3,940,000
TCH-2 Holdings, LLC	Hotel, Gaming & Leisure	Senior Secured Second Lien Term Loan LIBOR + 7.750%, 1.000% Floor (7)(16)	11/6/2021	3,636,364	3,603,131	3,636,364	0.5%
				3,636,364	3,603,131	3,636,364
Techniplas, LLC	Automotive	Senior Secured First Lien Notes 10.000% (8)	5/1/2020	6,000,000	6,000,000	4,930,200	0.7%
				6,000,000	6,000,000	4,930,200
The Garretson Resolution Group, Inc.	Services: Business	Senior Secured First Lien Term Loan LIBOR + 6.500%, 1.000% Floor (4)(5)	5/24/2021	9,375,000	9,345,609	9,277,500	1.3%
				9,375,000	9,345,609	9,277,500
The Octave Music Group, Inc.	Media: Diversified & Production	Senior Secured Second Lien Term Loan LIBOR + 8.250%, 1.000% Floor (4)(5)(16)	5/27/2022	7,500,000	7,500,000	7,500,000	1.0%
				7,500,000	7,500,000	7,500,000
Transocean Phoenix 2 Ltd.	Energy: Oil & Gas	Senior Secured First Lien Notes 7.750% (5)(8)(14)	10/15/2024	6,750,000	6,648,755	7,342,650	1.0%
				6,750,000	6,648,755	7,342,650
Truco Enterprises, LP	Beverage & Food	Senior Secured First Lien Term Loan LIBOR + 7.190%, 1.000% Floor (5)(7)	4/26/2021	9,567,540	9,567,540	9,567,540	1.3%
				9,567,540	9,567,540	9,567,540
True Religion Apparel, Inc.	Retail	Senior Secured First Lien Term Loan 10.000%	10/27/2022	147,321	140,238	139,999	0.0%
		Common Stock - 1,964 shares (11)		—	—	—	0.0%
		Warrants - 0.10% of outstanding equity (11)		—	—	—	0.0%
				147,321	140,238	139,999
U.S. Auto Sales Inc.	Banking, Finance, Insurance & Real Estate	Senior Secured Second Lien Term Loan LIBOR + 11.750%, 1.000% Floor (5)(7)(12)	6/8/2020	5,500,000	5,500,000	5,544,550	0.7%
				5,500,000	5,500,000	5,544,550
U.S. Well Services, LLC	Energy: Oil & Gas	Warrants - 2.04% of outstanding equity (11)	2/21/2019	—	173	—	0.0%
				—	173	—
Vail Holdco Corp.	Wholesale	Preferred Equity 12.500% PIK - 19,700 shares (5)(11)		—	18,839,643	18,839,110	2.5%
		Preferred Equity - 15,250 shares (5)(11)		—	15,250,000	15,250,000	2.1%
		Warrants - 0.985% of outstanding equity (5)(11)		—	860,357	860,310	0.1%
				—	34,950,000	34,949,420
Valence Surface Technologies, Inc.	Aerospace & Defense	Senior Secured First Lien Term Loan LIBOR + 5.500%, 1.000% Floor (4)(5)	6/13/2019	4,077,629	4,069,535	4,042,561	0.5%
				4,077,629	4,069,535	4,042,561

Company(1)(2)	Industry	Type of Investment	Maturity	Par Amount	Cost	Fair Value	% of Net Assets
Velocity Pooling Vehicle, LLC	Automotive	Senior Secured First Lien Term Loan 12.000% (5)	8/15/2018	698,931	698,931	698,931	0.1%
		Senior Secured First Lien Term Loan LIBOR + 4.000%, 1.000% Floor (5)(13)(15)	5/14/2021	1,683,230	995,554	185,155	0.0%
		Senior Secured Second Lien Term Loan LIBOR + 7.250%, 1.000% Floor (5)(13)(15)	5/13/2022	20,625,000	18,717,854	206,250	0.0%
				23,007,161	20,412,339	1,090,336
VOYA CLO 2016-2, LTD.	Multi-Sector Holdings	Subordinated Notes 7.635% effective yield (5)(8)(9)(10)	7/19/2028	22,842,661	19,102,817	17,792,149	2.4%
				22,842,661	19,102,817	17,792,149
Watermill-QMC Holdings, Corp.	Automotive	Equity - 2.3% partnership interest (5)(9)(11)		—	902,277	1,170,254	0.2%
				—	902,277	1,170,254
YRC Worldwide Inc.	Transportation: Cargo	Senior Secured First Lien Term Loan LIBOR + 8.500%, 1.000% Floor (4)(9)	7/26/2022	8,569,133	8,379,051	8,522,859	1.2%
				8,569,133	8,379,051	8,522,859
Z Gallerie, LLC	Retail	Senior Secured First Lien Term Loan LIBOR + 6.500%, 1.000% Floor (5)(7)	10/8/2020	4,646,901	4,620,082	4,646,901	0.6%
				4,646,901	4,620,082	4,646,901

Total non-controlled/non-affiliated investments					$975,968,734	$917,820,821	124.0%

Controlled/affiliated investments – 20.3%(17)
AAR Intermediate Holdings, LLC	Energy: Oil & Gas	Senior Secured First Lien Term Loan LIBOR + 5.000%, 1.000% Floor (4)(5)(6)	9/30/2021	188,669	188,669	188,669	0.0%
		Senior Secured First Lien Term Loan LIBOR + 5.000%, 1.000% Floor (4)(5)	9/30/2021	3,144,481	3,144,481	3,144,481	0.4%
		Senior Secured First Lien Term Loan LIBOR + 8.000%, 1.000% Floor, PIK (4)(5)	9/30/2021	7,078,964	6,066,217	7,078,964	1.0%
		Membership Units - 7.55 units (5)(11)		—	—	—	0.0%
				10,412,114	9,399,367	10,412,114
Access Media Holdings, LLC	Media: Broadcasting & Subscription	Senior Secured First Lien Term Loan 5.000%, 5.000% PIK (5)	7/22/2020	7,390,587	7,390,587	7,390,587	1.0%
		Common Stock - 14 units (5) (9) (11)		—	—	—	0.0%
		Preferred Equity - 1,400,000 units (5)(9)(11)		—	1,400,000	—	0.0%
		Preferred Equity - 700,000 units (5)(9)(11)		—	700,000	—	0.0%
		Preferred Equity - 466,200 units (5)(6)(9)(11)		—	466,200	130,200	0.0%
				7,390,587	9,956,787	7,520,787
Capstone Nutrition, Inc.	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loan LIBOR + 12.500%, 1.000% Floor, PIK (4)(5)(13)	9/25/2020	20,286,895	15,619,898	12,042,301	1.6%
		Senior Secured First Lien Term Loan LIBOR + 12.500%, 1.000% Floor, PIK (4)(5)(13)	9/25/2020	8,778,122	6,869,187	5,210,693	0.7%
		Common Stock - 2,197.8 shares (5)(11)		—	9	—	0.0%
		Common Stock - 3,498.5 shares(5)(11)		—	—	—	0.0%
		Common Stock - 7,068.3 shares(5)(11)		—	300,002	—	0.0%
				29,065,017	22,789,096	17,252,994
MCM 500 East Pratt Holdings, LLC	Banking, Finance, Insurance & Real Estate	Equity - 455,871 units (9)(11)		—	455,871	455,871	0.1%
				—	455,871	455,871

Company(1)(2)	Industry	Type of Investment	Maturity	Par Amount	Cost	Fair Value	% of Net Assets
MCM Capital Office Park Holdings LLC	Banking, Finance, Insurance & Real Estate	Equity - 7,500,000 units (9)(11)		—	7,500,000	7,500,000	1.0%
				—	7,500,000	7,500,000
Nomida, LLC	Construction & Building	Senior Secured First Lien Term Loan 10.000% (9)	12/1/2020	2,935,000	2,935,000	2,935,000	0.4%
		Equity 5,400,000 units (9)(11)		—	5,400,000	5,400,000	0.7%
				2,935,000	8,335,000	8,335,000
Sierra Senior Loan Strategy JV I LLC	Multi-Sector Holdings	Equity - 87.5% ownership of SIC Senior Loan Strategy JV I LLC (6)(9)		79,816,250	79,816,250	79,515,513	10.7%
				79,816,250	79,816,250	79,515,513
TwentyEighty, Inc.	Services: Business	Senior Secured First Lien Term Loan 1.000%, 7.000% PIK (4)	3/31/2020	6,696,055	6,696,055	6,696,055	0.9%
		Senior Secured First Lien Term Loan 0.250%, 8.750% PIK (4)	3/31/2020	6,122,689	5,627,149	5,501,849	0.7%
		Senior Secured First Lien Term Loan LIBOR + 3.500%, 1.000% Floor, 4.500% PIK (4)(6)	3/31/2020	3,098,085	3,084,498	3,098,085	0.4%
		Common Units - 58,098 units (11)		—	—	—	0.0%
				15,916,829	15,407,702	15,295,989

Total controlled/affiliated investments					$153,660,073	$146,288,268	19.8%

Money market fund – 2.5%					1,129,628,807	146,288,268
Federated Institutional Prime Obligations Fund (18)		Money Market 1.440%		12,932,993	12,932,993	12,932,993	1.7%
Total money market fund					$12,932,993	$12,932,993	1.7%

Derivative Instrument - Long Exposure					Initial Notional Cost	Unrealized Appreciation/(Depreciation)
Total return swap with Citibank, N.A. (Note 5)		Total Return Swap			175,519,693	(5,354,868)
Total derivative instrument - long exposure					175,519,693	(5,354,868)

(1)
All of the Company's investments are domiciled in the United States except for Livingston International Inc., which is domiciled in Canada and AMMC CLO 17, Limited Series 2015-17A, Apidos CLO XXIV, Series 2016-24A, Dryden 38 Senior Loan Fund, Series 2015-38A, Dryden 43 Senior Loan Fund, Series 2016-43A, Dryden 49 Senior Loan Fund, 2017-49A, Magnetite XIX, Limited and VOYA CLO 2016-2, LTD. which are all domiciled in the Cayman Islands. All foreign investments were denominated in US Dollars.

(2)	Unless otherwise indicated, all securities are valued using significant unobservable inputs, which are categorized as Level 3 assets under the definition of ASC 820 fair value hierarchy.
(3)	Percentage is based on net assets of $739,986,569 as of December 31, 2017.
(4)
The interest rate on these loans is subject to a base rate plus 3 Month “3M” LIBOR, which at December 31, 2017 was 1.69%. As the interest rate is subject to a minimum LIBOR floor, the prevailing rate in effect at December 31, 2017 was the base rate plus the LIBOR floor or 3M LIBOR.

(5)	An affiliated fund that is managed by an affiliate of SIC Advisors LLC also holds an investment in this security.
(6)	The investment has an unfunded commitment as of December 31, 2017. For further details see Note 11. Fair value includes an analysis of the unfunded commitment.
(7)
The interest rate on these loans is subject to a base rate plus 1 Month "1M" LIBOR, which at December 31, 2017 was 1.57%. As the interest rate is subject to a minimum LIBOR floor, the prevailing rate in effect at December 31, 2017 was the base rate plus the LIBOR floor or 1M LIBOR.

(8)
Securities are exempt from registration under Rule 144A of the Securities Act of 1933. These securities represent a fair value of $97,200,003 or 13.1% of net assets as of December 31, 2017 and are considered restricted.

(9)	The investment is not a qualifying asset under Section 55 of the Investment Company Act of 1940 (the "1940 Act"). Non-qualifying assets represent 17.6% of the Company's portfolio at fair value.
(10)
This investment is in the equity class of a collateralized loan obligation ("CLO"). The CLO equity investments are entitled to recurring distributions which are generally equal to the excess cash flow generated from the underlying investments after payment of the contractual payments to debt holders and fund expenses. The current effective yield is based on the current projections of this excess cash flow taking into account assumptions that have been made regarding expected prepayments, losses and future reinvestment rates. These assumptions are periodically reviewed and adjusted. Ultimately, the actual yield may be higher or lower than the estimated yield if actual results differ from those used for the assumptions.

(11)	Security is non-income producing.
(12)	A portion of this investment was sold via a participation agreement. The listed amount is the portion retained by Sierra Income Corporation.
(13)	The investment was on non-accrual status as of December 31, 2017.
(14)	Represents securities in Level 2 in the ASC 820 table (see Note 4).

(15)
The interest rate on these loans is subject to a base rate plus 6 month "6M" LIBOR, which at December 31, 2017 was 1.84%. As the interest rate is subject to a minimum LIBOR floor, the prevailing rate in effect at December 31, 2017 was the base rate plus the LIBOR floor or 6M LIBOR.

(16)
Security is also held in the underlying portfolio of the total return swap with Citibank, N.A. (see Note 5). The Company's total exposure to Imagine! Print Solutions, Inc., Keystone Acquisition Corp., Lighthouse Network, LLC, New Media Holdings II LLC, Petco Animal Supplies, Inc., PetroChoice Holdings, LLC, TCH-2 Holdings, LLC, and The Octave Music Group, Inc. is $14,726,050 or 2.0%, $8,742,563 or 1.2%, $12,288,250 or 1.7%. $16,824,754 or 2.3%, $10,211,119 or 1.4%, $13,962,025 or 1.9%, $6,805,128 or 0.9%, and $8,451,073 or 1.1%, respectively, of Net Assets as of December 31, 2017.

(17)
Affiliate Investments are defined by the 1940 Act as investments in companies in which the Company owns at least 5% but no more than 25% of the voting securities or we are under common control with such portfolio company. Control Investments are defined by the 1940 Act as investments in companies in which the Company owns more than 25% of the voting securities or maintains greater than 50% of the board representation.

(18)	Represents securities in Level 1 in the ASC 820 table (see Note 4).
(19)	The interest rate on these loans is subject to a base rate plus a spread.

The following is a summary of the TRS reference assets as of December 31, 2017:

Company(1)	Industry	Type of Investment	Maturity	Par Amount	Initial Notional Cost(2)	Fair Value	Unrealized Appreciation/ (Depreciation)
AP Gaming I, LLC	Hotel, Gaming & Leisure	Senior Secured First Lien Term Loan(4) LIBOR + 5.500%, 1.000% Floor	2/15/2024	$4,565,000	$4,555,025	$4,596,407	$41,382
Amplify Snack Brands, Inc.	Beverage & Food	Senior Secured First Lien Term Loan(4) LIBOR + 5.500%, 1.000% Floor	9/4/2023	1,358,684	1,345,098	1,351,347	6,250
AmWINS Group, Inc.	Banking, Finance, Insurance & Real Estate	Senior Secured Second Lien Term Loan(4) LIBOR + 6.750%, 1.000% Floor	1/25/2025	4,000,000	3,970,000	4,038,000	68,000
Anaren, Inc.	Aerospace & Defense	Senior Secured First Lien Term Loan(6) LIBOR + 4.500%, 1.000% Floor	2/18/2021	4,610,439	4,564,335	4,610,439	46,104
Atrium Innovations, Inc.	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loan(3)(6) LIBOR + 3.250%, 1.000% Floor	2/15/2021	4,961,819	4,955,617	4,974,224	18,607
BCPE Eagle Buyer LLC	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loan(4) LIBOR + 4.250%, 1.000% Floor	3/18/2024	4,975,000	4,925,250	4,850,625	(74,625)
Brand Energy & Infrastructure Services, Inc.	Construction & Building	Senior Secured First Lien Term Loan(6) LIBOR + 4.250%, 1.000% Floor	6/17/2024	5,985,000	6,013,671	6,004,451	(9,220)
Comfort Holding, LLC	Consumer Goods: Durable	Senior Secured First Lien Term Loan(4) LIBOR + 4.750%, 1.000% Floor	2/5/2024	6,965,000	6,895,350	6,281,594	(613,756)
Comfort Holding, LLC	Consumer Goods: Durable	Senior Secured Second Lien Term Loan(4) LIBOR + 10.000%, 1.000% Floor	2/3/2025	1,500,000	1,440,000	1,266,900	(173,100)
CPI Holdco, LLC	Capital Equipment	Senior Secured First Lien Term Loan(6) LIBOR + 3.500%, 1.000% Floor	7/26/2024	3,960,031	3,940,230	3,989,731	49,500
CPI International, Inc.	Aerospace & Defense	Senior Secured First Lien Term Loan(4) LIBOR + 3.500%, 1.000% Floor	7/26/2024	4,000,000	4,000,000	4,023,320	23,320
CT Technologies Intermediate Holdings, Inc.	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loan(4) LIBOR + 4.250%, 1.000% Floor	12/1/2021	994,911	975,013	994,911	19,898
Fieldwood Energy LLC	Energy: Oil & Gas	Senior Secured First Lien Term Loan(6) LIBOR + 7.000%, 1.000% Floor	8/31/2020	1,222,222	1,100,000	1,100,000	—
Fieldwood Energy LLC	Energy: Oil & Gas	Senior Secured First Lien Term Loan(6) LIBOR + 7.125%, 1.250% Floor	9/30/2020	1,650,000	1,641,125	1,133,006	(508,119)
Fieldwood Energy LLC	Energy: Oil & Gas	Senior Secured Second Lien Term Loan(6) LIBOR + 7.125%, 1.250% Floor	9/30/2020	2,596,305	2,676,375	832,973	(1,843,402)
Imagine! Print Solutions, LLC	Media: Advertising, Printing & Publishing	Senior Secured First Lien Term Loan(6) LIBOR + 4.750%, 1.000% Floor	6/21/2022	5,970,000	5,910,300	5,910,300	—
Iqor US Inc.	Services: Business	Senior Secured First Lien Term Loan(6) LIBOR + 5.000%, 1.000% Floor	4/1/2021	4,521,363	4,430,936	4,484,649	53,714
Keystone Acquisition Corp.	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loan(6) LIBOR + 5.250%, 1.000% Floor	5/1/2024	1,844,063	1,844,063	1,853,283	9,220
Kingpin Intermediate Holdings LLC	Hotel, Gaming & Leisure	Senior Secured First Lien Term Loan(6) LIBOR + 4.250%, 1.000% Floor	7/3/2024	3,987,500	3,967,563	4,027,375	59,813

Company(1)	Industry	Type of Investment	Maturity	Par Amount	Initial Notional Cost(2)	Fair Value	Unrealized Appreciation/ (Depreciation)
KNB Holdings Corporation	Consumer Goods: Durable	Senior Secured First Lien Term Loan(6) LIBOR + 5.500%, 1.000% Floor	4/26/2024	2,950,000	2,912,375	2,957,375	45,000
Kronos Incorporated	Services: Business	Senior Secured Second Lien Term Loan(3)(6) LIBOR + 8.250%, 1.000% Floor	11/1/2024	2,000,000	1,980,000	2,073,000	93,000
LifeMiles Ltd.	Services: Consumer	Senior Secured First Lien Term Loan(3)(6) LIBOR + 5.500%, 1.000% Floor	8/18/2022	4,950,000	4,900,500	4,900,500	—
Lighthouse Network, LLC	Banking, Finance, Insurance & Real Estate	Senior Secured First Lien Term Loan(4) LIBOR + 4.500%, 1.000% Floor	11/29/2024	2,450,000	2,437,750	2,437,750	—
Lightstone HoldCo LLC	Utilities: Electric	Senior Secured First Lien Term Loan(4) LIBOR + 4.500%, 1.000% Floor	1/30/2024	2,965,000	2,905,700	2,975,822	70,122
Liquidnet Holdings, Inc.	Banking, Finance, Insurance & Real Estate	Senior Secured First Lien Term Loan(4) LIBOR + 4.250%, 1.000% Floor	7/15/2024	2,962,500	2,932,875	2,969,906	37,031
MH SUB I, LLC	Services: Consumer	Senior Secured Second Lien Term Loan(6) LIBOR + 7.500%, 1.000% Floor	9/15/2025	1,950,000	1,930,500	1,918,215	(12,285)
MH SUB I, LLC	Services: Consumer	Senior Secured First Lien Term Loan(6) LIBOR + 3.750%, 1.000% Floor	9/13/2024	1,600,000	1,592,000	1,603,600	11,600
Midwest Physician Administrative Services, LLC	Healthcare & Pharmaceuticals	Senior Secured Second Lien Term Loan(6) LIBOR + 7.000%, 1.000% Floor	8/15/2025	3,950,000	3,910,500	3,910,500	—
MPH Acquisition Holdings LLC	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loan(6) LIBOR + 3.000%, 1.000% Floor	6/7/2023	4,721,347	4,707,708	4,727,909	20,201
Neustar, Inc.	High Tech Industries	Senior Secured First Lien Term Loan(6) LIBOR + 3.750%, 1.000% Floor	8/8/2024	2,000,000	1,990,000	2,016,000	26,000
Neustar, Inc.	High Tech Industries	Senior Secured Second Lien Term Loan(6) LIBOR + 8.000%, 1.000% Floor	8/8/2025	1,000,000	985,000	1,009,060	24,060
New Media Holdings II LLC	Media: Advertising, Printing & Publishing	Senior Secured First Lien Term Loan(4) LIBOR + 6.250%, 1.000% Floor	7/14/2022	945,201	947,564	945,201	(2,363)
Nine West Holdings, Inc.	Consumer Goods: Non-durable	Senior Secured First Lien Term Loan(6) LIBOR + 3.750%, 1.000% Floor	10/8/2019	5,758,716	5,744,319	5,151,172	(593,148)
Petco Animal Supplies, Inc.	Retail	Senior Secured First Lien Term Loan(6) LIBOR + 3.000%, 1.000% Floor	1/26/2023	8,854,974	8,717,521	6,663,368	(2,054,154)
PetroChoice Holdings, Inc.	Chemicals, Plastics & Rubber	Senior Secured First Lien Term Loan(5) LIBOR + 5.000%, 1.000% Floor	8/22/2022	4,962,025	4,962,025	4,962,025	—
Rough Country, LLC	Automotive	Senior Secured First Lien Term Loan(4) LIBOR + 4.500%, 1.000% Floor	5/25/2023	2,798,723	2,770,735	2,786,968	16,233
SESAC Holdco II LLC	Media: Broadcasting & Subscription	Senior Secured Second Lien Term Loan(4) LIBOR + 7.250%, 1.000% Floor	2/24/2025	2,000,000	1,980,000	1,965,000	(15,000)
Silversea Cruise Finance Ltd.	Hotel, Gaming & Leisure	Senior Secured First Lien Notes(4) 7.250%	2/1/2025	1,000,000	1,000,000	1,077,500	77,500
Sparta Systems, Inc.	High Tech Industries	Senior Secured First Lien Term Loan(6) LIBOR + 4.000%, 1.000% Floor	8/21/2024	5,000,000	4,987,500	5,037,500	50,000
Sungard Availability Services Capital Inc.	Services: Business	Senior Secured First Lien Term Loan(4) LIBOR + 7.000%, 1.000% Floor	9/30/2021	7,989,438	7,956,046	7,330,309	(625,737)
TCH-2 Holdings, LLC	Hotel, Gaming & Leisure	Senior Secured First Lien Term Loan(4) LIBOR + 4.000%, 1.250% Floor	5/6/2021	3,185,696	3,168,764	3,200,032	31,268
Tensar Corporation	Capital Equipment	Senior Secured First Lien Term Loan(4) LIBOR + 4.750%, 1.000% Floor	7/9/2021	11,114,962	11,003,812	10,781,513	(222,299)
The Octave Music Group, Inc.	Media: Diversified & Production	Senior Secured First Lien Term Loan(4) LIBOR + 4.750%, 1.000% Floor	5/28/2021	945,165	951,073	945,165	(5,907)

Company(1)	Industry	Type of Investment	Maturity	Par Amount	Initial Notional Cost(2)	Fair Value	Unrealized Appreciation/ (Depreciation)
tronc, Inc.	Media: Advertising, Printing & Publishing	Senior Secured First Lien Term Loan(3)(4) LIBOR + 4.750%, 1.000% Floor	8/4/2021	6,611,111	6,545,000	6,660,694	115,694
United Road Services, Inc.	Transportation: Cargo	Senior Secured First Lien Term Loan(4) LIBOR + 5.250%, 1.000% Floor	9/1/2024	1,950,000	1,940,250	1,940,250	—
US Shipping Partners LP	Transportation: Cargo	Senior Secured First Lien Term Loan(4) LIBOR + 4.250%, 1.000% Floor	6/26/2021	1,688,831	1,676,165	1,486,171	(189,993)
VCVH Holding Corp.	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loan(6) LIBOR + 5.000%, 1.000% Floor	6/1/2023	987,500	977,625	991,648	14,023
Veresen Midstream Limited Partnership	Energy: Oil & Gas	Senior Secured First Lien Term Loan(3)(6) LIBOR + 3.000%, 1.000% Floor	3/31/2022	2,962,025	2,926,185	2,982,019	55,834
Wink Holdco, Inc.	Banking, Finance, Insurance & Real Estate	Senior Secured First Lien Term Loan(6) LIBOR + 3.000%, 1.000% Floor	12/2/2024	2,000,000	1,995,000	2,008,760	13,760
Wink Holdco, Inc.	Banking, Finance, Insurance & Real Estate	Senior Secured Second Lien Term Loan(6) LIBOR + 6.750%, 1.000% Floor	12/1/2025	2,950,000	2,935,250	2,935,250	—
Total				$176,870,551	$175,519,693	$169,673,718	$(5,845,975)
Total accrued interest income, net of expenses							491,107
Total unrealized depreciation on TRS							$(5,354,868)
 _____________________________

(1)	All investments are domiciled in the United States.

(2)	Represents the initial amount of par of an investment in which the TRS is referenced.

(3)	The investment is not a qualifying asset under the 1940 Act.

(4)
The interest rate on these loans is subject to a base rate plus 1 Month (“1M”) LIBOR, which at December 31, 2017 was 1.56%. As the interest rate is subject to a minimum LIBOR floor which was greater than the 1M LIBOR rate at December 31, 2017, the prevailing rate in effect at December 31, 2017 was the base rate plus the LIBOR floor.

(5)
The interest rate on these loans is subject to a base rate plus 2 Month (“2M”) LIBOR, which at December 31, 2017 was 1.62%. As the interest rate is subject to a minimum LIBOR floor which was greater than the 2M LIBOR rate at December 31, 2017, the prevailing rate in effect at December 31, 2017 was the base rate plus the LIBOR floor.

(6)
The interest rate on these loans is subject to a base rate plus 3 Month (“3M”) LIBOR, which at December 31, 2017 was 1.69%. As the interest rate is subject to a minimum LIBOR floor which was greater than the 3M LIBOR rate at December 31, 2017, the prevailing rate in effect at December 31, 2017 was the base rate plus the LIBOR floor.

See accompanying notes to consolidated financial statements.

Sierra Income Corporation
Consolidated Schedule of Investments
As of December 31, 2016

Company(1)	Industry	Type of Investment	Maturity	Par Amount	Cost	Fair Value	% of Net Assets(2)
Non-controlled/non-affiliated investments – 114.5%
AAAHI Acquisition Corporation	Transportation: Consumer	Senior Secured First Lien Term Loan LIBOR + 7.000%, 1.000% Floor(3)(4)(5)	12/15/2021	$7,280,374	$7,280,374	$7,280,374	0.9%
				7,280,374	7,280,374	7,280,374
AAR Intermediate Holdings, LLC	Energy: Oil & Gas	Senior Secured First Lien Term Loan LIBOR + 5.000%, 1.000% Floor (3)(4)(5)	9/30/2021	150,935	150,935	150,935	0.0%
		Senior Secured First Lien Term Loan LIBOR + 5.000%, 1.000% Floor (3)(4)	9/30/2021	3,144,481	3,144,481	3,144,481	0.4%
		Senior Secured First Lien Term Loan LIBOR + 8.000%, 1.000% Floor, PIK (3)(4)	9/30/2021	6,457,851	5,254,799	5,211,292	0.7%
		Membership Units (4) (6) (7)		—	—	—	0.0%
				9,753,267	8,550,215	8,506,708
Access Media Holdings, LLC	Media: Broadcasting & Subscription	Senior Secured First Lien Term Loan 5.000%, 5.000% PIK (4)	7/22/2020	7,026,014	7,026,014	6,868,420	0.9%
		Common Stock (4) (6) (7)		—	—	—	0.0%
		Preferred Equity Series A (4) (6) (7)		—	1,400,000	—	0.0%
		Preferred Equity Series AA (4) (6) (7)		—	647,500	—	0.0%
				7,026,014	9,073,514	6,868,420
Advanced Diagnostic Holdings, LLC	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loan LIBOR + 8.750%, 0.875% Floor (3)(4)	12/11/2020	15,262,608	15,262,608	15,567,860	2.0%
				15,262,608	15,262,608	15,567,860
Alpha Media LLC	Media: Broadcasting & Subscription	Senior Secured First Lien Term Loan LIBOR 5 6.000%, 1.000% Floor (3)(8)	2/25/2022	9,384,375	9,012,061	8,962,078	1.2%
				9,384,375	9,012,061	8,962,078
Amerijet Holdings Inc.	Transportation: Cargo	Senior Secured First Lien Term Loan LIBOR + 8.000%, 1.000% Floor (3)(4)	7/15/2021	16,087,500	16,087,500	16,087,500	2.1%
				16,087,500	16,087,500	16,087,500
AMMC CLO 17, Limited Series 2015-17A	Multi-Sector Holdings	Subordinated Note 21.670% effective yield(6)(9)(10)	11/15/2027	5,000,000	3,553,568	4,181,250	0.5%
				5,000,000	3,553,568	4,181,250
Anaren, Inc.	Aerospace & Defense	Senior Secured Second Lien Term Loan LIBOR + 8.250%, 1.000% Floor (3)	8/18/2021	10,000,000	9,929,667	10,002,500	1.3%
				10,000,000	9,929,667	10,002,500
APCO Holdings, Inc.	Automotive	Senior Secured First Lien Term Loan LIBOR + 6.000%, 1.000% Floor (4)(11)	1/31/2022	4,351,318	4,236,463	4,369,201	0.6%
				4,351,318	4,236,463	4,369,201
Apidos CLO XXIV, Series 2016-24A	Multi-Sector Holdings	Subordinated Note 16.535% effective yield(4) (6) (9) (10)	1/20/2023	25,471,800	21,625,558	21,977,069	2.8%
				25,471,800	21,625,558	21,977,069
Associated Asphalt Partners, LLC	Chemicals, Plastics & Rubber	Senior Secured First Lien Note 8.500% (9)	2/15/2018	1,778,000	1,782,303	1,795,780	0.2%
				1,778,000	1,782,303	1,795,780
Astro AB Borrower, Inc.	Banking, Finance, Insurance & Real Estate	Senior Secured Second Lien Term Loan LIBOR + 8.750%, 1.000% Floor (3)(11)	4/30/2023	6,000,000	5,898,052	6,060,000	0.8%

Company(1)	Industry	Type of Investment	Maturity	Par Amount	Cost	Fair Value	% of Net Assets(2)
				6,000,000	5,898,052	6,060,000
Asurion, LLC	Banking, Finance, Insurance & Real Estate	Senior Secured Second Lien Term Loan LIBOR + 7.500%, 1.000% Floor (3)(11)	3/3/2021	7,000,000	6,952,364	7,087,500	0.9%
				7,000,000	6,952,364	7,087,500
Atrium Innovations, Inc.	Healthcare & Pharmaceuticals	Senior Secured Second Lien Term Loan LIBOR + 6.750%, 1.000% Floor (1)(3)(6)	8/13/2021	5,000,000	4,982,828	5,000,000	0.6%
				5,000,000	4,982,828	5,000,000
Aviation Technical Services, Inc.	Aerospace & Defense	Senior Secured Second Lien Term Loan LIBOR + 8.500%, 1.000% Floor (3)(4)(17)	3/31/2022	25,000,000	25,000,000	25,500,000	3.3%
				25,000,000	25,000,000	25,500,000
Backcountry.com, LLC	Retail	Senior Secured First Lien Term Loan LIBOR + 7.250%, 1.000% Floor (3)(4)(17)	6/30/2020	34,589,843	34,589,843	34,935,742	4.5%
				34,589,843	34,589,843	34,935,742
Birch Communications, Inc.	Telecommunications	Senior Secured First Lien Term Loan LIBOR + 7.250%, 1.000% Floor (4)(8)	7/17/2020	13,816,112	13,647,092	13,633,601	1.8%
				13,816,112	13,647,092	13,633,601
Black Angus Steakhouses LLC	Hotel, Gaming & Leisure	Revolving Credit Facility LIBOR + 9.000%, 1.000% Floor (3) (4) (5) (17)	4/24/2020	669,643	669,643	613,326	0.1%
		Senior Secured First Lien Term Loan LIBOR + 9.000%, 1.000% Floor (3)(4)(17)	4/24/2020	19,637,277	19,637,277	19,141,828	2.5%
				20,306,920	20,306,920	19,755,154
Brundage-Bone Concrete Pumping, Inc.	Construction & Building	Senior Secured First Lien Note 10.375%(9)	9/1/2021	7,500,000	7,607,418	8,025,000	1.0%
				7,500,000	7,607,418	8,025,000
Charming Charlie LLC	Retail	Senior Secured First Lien Term Loan LIBOR + 8.000%, 1.000% Floor (3)	12/24/2019	7,908,765	7,920,847	6,334,209	0.8%
				7,908,765	7,920,847	6,334,209
ConvergeOne Holdings Corp.	Telecommunications	Senior Secured Second Lien Term Loan LIBOR + 9.000%, 1.000% Floor (3)(4)(11)	6/17/2021	12,500,000	12,410,777	12,500,000	1.6%
				12,500,000	12,410,777	12,500,000
Cornerstone Chemical Company	Chemicals, Plastics & Rubber	Senior Secured First Lien Note 9.375%(9)	3/15/2018	4,970,000	4,874,178	4,963,788	0.6%
				4,970,000	4,874,178	4,963,788
CP Opco, LLC	Services: Consumer	Revolver LIBOR + 4.500%, 1.000% Floor (3)(4)(5)	3/31/2019	128,039	128,039	128,039	0.0%
		Revolver ABR + 3.500%, 3.750% Floor (3)(4)(5)	3/31/2019	210,935	210,935	210,935	0.0%
		Senior Secured First Lien Term Loan LIBOR + 6.500%, 1.000% Floor, PIK (3)(4)	3/31/2019	504,597	504,597	504,597	0.1%
		Senior Secured First Lien Term Loan LIBOR + 6.500%, 1.000% Floor, PIK (3)(4)	3/31/2019	210,249	210,249	210,249	0.0%
		Senior Secured First Lien Term Loan LIBOR + 9.500%, 1.000% Floor, PIK (3)(4)(12)	3/31/2019	1,487,033	717,016	743,516	0.1%
		Preferred Units LIBOR + 9.500%, 1.000% Floor, PIK (4)(12)	3/31/2019	205	—	—	0.0%
		Common Units (4) (7)		—	—	—	0.0%
				2,541,058	1,770,836	1,797,336

Company(1)	Industry	Type of Investment	Maturity	Par Amount	Cost	Fair Value	% of Net Assets(2)
CRGT Inc.	High Tech Industries	Senior Secured First Lien Term Loan LIBOR + 6.500%, 1.000% Floor (4)(8)	12/19/2020	3,966,456	3,966,456	3,966,456	0.5%
				3,966,456	3,966,456	3,966,456
DHISCO Electronic Distribution, Inc.	Hotel, Gaming & Leisure	Senior Secured First Lien Term Loan LIBOR + 6.500%, 1.500% Floor (3)(4)	11/10/2019	2,380,952	2,380,952	2,380,952	0.3%
		Senior Secured First Lien Term Loan LIBOR + 11.250% PIK, 1.500% Floor (3)(4)(12)	11/10/2019	6,680,333	2,940,892	2,956,515	0.4%
		Senior Secured First Lien Term Loan LIBOR + 9.000% PIK, 1.500% Floor (3)(4)	11/10/2019	8,369,792	8,369,792	8,369,792	1.1%
		Senior Secured First Lien Term Loan LIBOR + 10.250%, PIK 1.500% Floor (3)(4)	11/10/2019	7,177,827	7,177,827	7,177,827	0.9%
		Common Units (4) (7)		—	769,231	—	0.0%
				24,608,904	21,638,694	20,885,086
Drew Marine Partners, LP	Transportation: Cargo	Senior Secured Second Lien Term Loan LIBOR + 7.000%, 1.000% Floor (3)	5/19/2021	10,000,000	10,054,556	9,872,800	1.3%
				10,000,000	10,054,556	9,872,800
Dryden 38 Senior Loan Fund - Series 2015-38A	Multi-Sector Holdings	Subordinated Note 17.689% effective yield(6) (9) (10)	7/15/2027	7,000,000	5,011,083	5,225,150	0.7%
				7,000,000	5,011,083	5,225,150
Dryden 43 Senior Loan Fund - Series 2016-43A	Multi-Sector Holdings	Subordinated Note 18.086% effective yield(4) (6) (9) (10)	7/20/2029	3,620,000	2,932,200	3,250,579	0.4%
				3,620,000	2,932,200	3,250,579
Dryden 49 Senior Loan Fund	Multi-Sector Holdings	Preferred Shares(4) (6)		—	14,500,000	14,500,000	1.9%
				—	14,500,000	14,500,000
Dynamic Energy Services International LLC	Energy: Oil & Gas	Senior Secured First Lien Term Loan 13.500% PIK + LIBOR (4)(8)	3/6/2018	8,662,161	8,662,161	7,373,318	1.0%
				8,662,161	8,662,161	7,373,318
EarthLink, Inc.	Telecommunications	Senior Secured First Lien Note 7.375%(6) (9) (13)	6/1/2020	2,450,000	2,442,601	2,575,563	0.3%
				2,450,000	2,442,601	2,575,563
Elite Comfort Solutions LLC	Chemicals, Plastics & Rubber	Senior Secured First Lien Term Loan LIBOR + 6.500%, 1.000% Floor (3)(5)	1/15/2021	8,858,643	8,858,643	8,966,622	1.2%
				8,858,643	8,858,643	8,966,622
First Boston Construction Holdings, LLC	Banking, Finance, Insurance & Real Estate	Senior Secured First Lien Note 12.000%(4) (5)	12/31/2020	6,105,000	6,105,000	6,105,000	0.8%
		Preferred Equity (4) (7)		—	1,526,250	1,526,250	0.2%
				6,105,000	7,631,250	7,631,250
FKI Security Group, LLC	Capital Equipment	Senior Secured First Lien Term Loan LIBOR + 8.500%, 1.000% Floor (3)(4)	3/30/2020	11,937,500	11,937,500	12,088,629	1.6%
				11,937,500	11,937,500	12,088,629
Frontier Communications Corp.	Telecommunications	Senior Secured First Lien Note 10.500%(6) (9) (13)	9/15/2022	2,000,000	2,000,000	2,107,500	0.3%
				2,000,000	2,000,000	2,107,500
Gastar Exploration Inc.	Energy: Oil & Gas	Senior Secured First Lien Note 8.625%(9) (13)	5/15/2018	5,400,000	5,405,735	5,325,750	0.7%
				5,400,000	5,405,735	5,325,750
Genex Holdings, Inc.	Banking, Finance, Insurance & Real Estate	Senior Secured Second Lien Term Loan LIBOR + 7.750%, 1.000% Floor (3)(11)	5/30/2022	9,500,000	9,525,097	9,500,000	1.2%
				9,500,000	9,525,097	9,500,000

Company(1)	Industry	Type of Investment	Maturity	Par Amount	Cost	Fair Value	% of Net Assets(2)
GK Holdings, Inc.	Services: Business	Senior Secured Second Lien Term Loan LIBOR + 9.500%, 1.000% Floor(3)	1/30/2022	10,000,000	10,000,000	10,200,000	1.3%
				10,000,000	10,000,000	10,200,000
Green Field Energy Services, Inc.	Energy: Oil & Gas	Senior Secured First Lien Note 13.000%(4) (9) (12)	11/15/2016	766,615	754,615	157,156	0.0%
		Warrants (4) (7)		—	29,000	—	0.0%
				766,615	783,615	157,156
HBC Holdings LLC	Wholesale	Senior Secured First Lien Term Loan LIBOR + 5.750%, 1.000% Floor (3)(4)	3/30/2020	13,162,500	13,162,500	12,461,860	1.6%
				13,162,500	13,162,500	12,461,860
Heligear Acquisition Co.	Aerospace & Defense	Senior Secured First Lien Note 10.250%(4) (9)	10/15/2019	15,000,000	15,000,000	15,785,550	2.0%
				15,000,000	15,000,000	15,785,550
Hill International, Inc.	Construction & Building	Senior Secured First Lien Term Loan LIBOR + 6.750%, 1.000% Floor (3)(4)(17)	9/28/2020	16,617,500	16,617,500	16,617,500	2.2%
				16,617,500	16,617,500	16,617,500
Holland Acquisition Corp.	Energy: Oil & Gas	Senior Secured First Lien Term Loan LIBOR + 9.000%, 1.000% Floor (3)	5/29/2018	4,515,605	4,482,170	2,791,682	0.4%
				4,515,605	4,482,170	2,791,682
Hylan Datacom & Electrical LLC	Construction & Building	Senior Secured First Lien Term Loan LIBOR + 7.500%, 1.000% Floor (3)(4)	7/25/2021	15,799,862	15,799,862	15,799,862	2.0%
				15,799,862	15,799,862	15,799,862
Ignite Restaurant Group, Inc.	Hotel, Gaming & Leisure	Senior Secured First Lien Term Loan LIBOR + 7.000%, 1.000% Floor (3)	2/13/2019	8,385,496	8,316,629	8,009,658	1.0%
				8,385,496	8,316,629	8,009,658
IHS Intermediate, Inc.	Services: Business	Senior Secured Second Lien Term Loan LIBOR + 8.250%, 1.000% Floor (3)	7/20/2022	25,000,000	25,000,000	25,163,250	3.3%
				25,000,000	25,000,000	25,163,250
Impact Sales, LLC	Services: Business	Senior Secured First Lien Term Loan LIBOR + 7.000%, 1.000% Floor (3)(4)(5)	12/30/2021	4,687,500	4,687,500	4,687,500	0.6%
				4,687,500	4,687,500	4,687,500
Interface Security Systems Holdings, Inc.	Services: Consumer	Senior Secured First Lien Note 9.250% (9)	1/15/2018	3,417,000	3,434,380	3,404,186	0.4%
				3,417,000	3,434,380	3,404,186
Invision Diversified, LLC	Services: Business	Senior Secured First Lien Term Loan LIBOR + 9.000%, 1.000% Floor (3)(4)(17)	6/30/2020	24,491,435	24,491,435	24,807,130	3.2%
				24,491,435	24,491,435	24,807,130
IronGate Energy Services, LLC	Energy: Oil & Gas	Senior Secured First Lien Note 11.000% (9)(12)	7/1/2018	3,000,000	2,973,811	975,000	0.1%
				3,000,000	2,973,811	975,000
Isola USA Corp.	High Tech Industries	Senior Secured First Lien Term Loan LIBOR + 8.250%, 1.000% Floor (3)(11)	11/29/2018	5,493,504	5,551,082	5,113,299	0.7%
				5,493,504	5,551,082	5,113,299
Jordan Reses Supply Company, LLC	Healthcare & Pharmaceuticals	Senior Secured Second Lien Term Loan LIBOR + 11.000%, 1.000% Floor (3)(4)	4/24/2020	5,000,000	5,000,000	5,050,000	0.7%
				5,000,000	5,000,000	5,050,000
Liquidnet Holdings, Inc.	Banking, Finance, Insurance & Real Estate	Senior Secured First Lien Term Loan LIBOR + 6.750%, 1.000% Floor (3)	5/22/2019	6,125,000	6,075,286	6,160,586	0.8%
				6,125,000	6,075,286	6,160,586
Livingston International Inc.	Transportation: Cargo	Senior Secured Second Lien Term Loan LIBOR + 8.250%, 1.250% Floor (3)(6)(11)	4/17/2020	2,658,504	2,655,528	2,532,757	0.3%

Company(1)	Industry	Type of Investment	Maturity	Par Amount	Cost	Fair Value	% of Net Assets(2)
				2,658,504	2,655,528	2,532,757
Loar Group Inc.	Aerospace & Defense	Senior Secured Second Lien Term Loan LIBOR + 9.250%, 1.000% Floor (8)	7/12/2022	15,000,000	15,000,000	15,450,000	2.0%
				15,000,000	15,000,000	15,450,000
LSF9 Atlantis Holdings, LLC	Retail	Senior Secured First Lien Term Loan LIBOR + 9.000%, 1.000% Floor (3)(4)	1/15/2021	9,625,000	9,546,319	9,739,634	1.3%
				9,625,000	9,546,319	9,739,634
LTCG Holdings Corp.	Banking, Finance, Insurance & Real Estate	Senior Secured First Lien Term Loan LIBOR + 5.000%, 1.000% Floor (3)	6/6/2020	2,838,571	2,829,766	2,664,170	0.3%
				2,838,571	2,829,766	2,664,170
Miller Heiman, Inc.	Services: Business	Senior Secured First Lien Term Loan LIBOR + 6.000%, 1.000% Floor (3)(12)	9/30/2019	23,593,750	23,593,750	12,976,563	1.7%
				23,593,750	23,593,750	12,976,563
Nathan's Famous, Inc.	Beverage & Food	Senior Secured First Lien Note 10.000%(13)	3/15/2020	7,000,000	7,000,000	7,612,500	1.0%
				7,000,000	7,000,000	7,612,500
Nation Safe Drivers Holdings, Inc.	Banking, Finance, Insurance & Real Estate	Senior Secured Second Lien Term Loan LIBOR + 8.000%, 2.000% Floor (3)(4)	9/29/2020	20,676,479	20,676,479	20,883,243	2.7%
				20,676,479	20,676,479	20,883,243
New Media Holdings II LLC	Media: Advertising, Printing & Publishing	Senior Secured First Lien Term Loan LIBOR + 6.250%, 1.000% Floor (3)	6/4/2020	18,043,921	18,029,645	18,043,921	2.3%
				18,043,921	18,029,645	18,043,921
Novetta Solutions, LLC	High Tech Industries	Senior Secured Second Lien Term Loan LIBOR + 8.500%, 1.000% Floor (3)	10/16/2023	11,000,000	10,905,938	10,499,170	1.4%
				11,000,000	10,905,938	10,499,170
Nuspire, LLC	High Tech Industries	Senior Secured First Lien Term Loan LIBOR + 6.500%, 1.000% Floor (3)(4)(5)	11/8/2021	—	—	—	0.0%
		Senior Secured First Lien Term Loan LIBOR + 6.500%, 1.000% Floor (3)(4)	11/8/2022	6,310,000	6,310,000	6,310,000	0.8%
				6,310,000	6,310,000	6,310,000
Omnitracs, Inc.	Telecommunications	Senior Secured Second Lien Term Loan LIBOR + 7.750%, 1.000% Floor (3)	5/25/2021	7,000,000	7,010,819	6,763,750	0.9%
				7,000,000	7,010,819	6,763,750
Oxford Mining Company, LLC	Metals & Mining	Senior Secured First Lien Term Loan LIBOR + 8.500%, 0.750% Floor, 3.000% PIK (3)(4)	12/31/2018	20,756,843	20,756,842	20,518,139	2.7%
				20,756,843	20,756,842	20,518,139
Path Medical, LLC	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loan LIBOR + 9.500%, 1.000% Floor (4)(8)	10/11/2021	16,195,000	15,560,824	15,542,666	2.0%
		Warrants (4) (7)		—	669,709	669,709	0.1%
				16,195,000	16,230,533	16,212,375
Payless Inc.	Retail	Senior Secured Second Lien Term Loan LIBOR + 7.500%, 1.000% Floor (3)	3/11/2022	6,000,000	6,014,579	900,000	0.1%
				6,000,000	6,014,579	900,000
Preferred Proppants, LLC	Construction & Building	Senior Secured First Lien Term Loan LIBOR + 5.750%, 1.000% Floor (3)(11)	7/27/2020	3,979,645	2,738,781	3,357,825	0.4%
				3,979,645	2,738,781	3,357,825
Press Ganey Holding, Inc.	Healthcare & Pharmaceuticals	Senior Secured Second Lien Term Loan LIBOR + 7.250%, 1.000% Floor (3)(11)	10/21/2024	6,500,000	6,473,059	6,472,505	0.8%
				6,500,000	6,473,059	6,472,505

Company(1)	Industry	Type of Investment	Maturity	Par Amount	Cost	Fair Value	% of Net Assets(2)
PT Network, LLC	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loan LIBOR + 6.500%, 1.000% Floor (3)(4)(5)	11/30/2021	4,833,334	4,833,334	4,833,334	0.6%
				4,833,334	4,833,334	4,833,334
Reddy Ice Corporation	Beverage & Food	Senior Secured Second Lien Term Loan LIBOR + 9.500%, 1.250% Floor (4)(8)	11/1/2019	2,000,000	2,000,000	1,720,000	0.2%
				2,000,000	2,000,000	1,720,000
Research Now Group, Inc.	Services: Business	Senior Secured Second Lien Term Loan LIBOR + 8.750%, 1.000% Floor (3)	3/18/2022	15,000,000	15,000,000	14,983,200	1.9%
				15,000,000	15,000,000	14,983,200
Response Team Holdings, LLC	Construction & Building	Preferred Equity 12% PIK(4) (6) (12)		—	3,384,734	967,238	0.1%
		Warrants (4) (6) (7)		—	257,407	—	0.0%
				—	3,642,141	967,238
Rhombus Cinema Holdings, LP	Media: Diversified & Production	Preferred Equity 10.000% PIK(4) (6)		—	4,584,207	5,051,193	0.7%
		Common units (4) (6) (7)		—	3,162,793	3,162,793	0.4%
				—	7,747,000	8,213,986
School Specialty, Inc.	Wholesale	Senior Secured First Lien Term Loan LIBOR + 8.500%, 1.000% Floor (3)	6/11/2019	9,198,434	9,169,670	9,198,434	1.2%
				9,198,434	9,169,670	9,198,434
Ship Supply Acquisition Corporation	Services: Business	Senior Secured First Lien Term Loan LIBOR + 8.000%, 1.000% Floor (3)(4)	7/31/2020	23,437,500	23,437,500	22,970,391	3.0%
				23,437,500	23,437,500	22,970,391
Sizzling Platter, LLC	Hotel, Gaming & Leisure	Senior Secured First Lien Term Loan LIBOR + 7.500%, 1.000% Floor (3)	4/28/2020	15,000,000	15,000,000	15,091,200	2.0%
				15,000,000	15,000,000	15,091,200
SMART Financial Operations, LLC	Retail	Senior Secured First Lien Term Loan LIBOR + 10.000%, 1.000% Floor (3)(4)(5)	11/22/2021	3,700,000	3,700,000	3,700,000	0.5%
		Preferred Equity (4) (7)		—	1,000,000	1,000,000	0.1%
				3,700,000	4,700,000	4,700,000
Southwest Dealer Services, Inc.	Automotive	Senior Secured First Lien Term Loan LIBOR + 6.000%, 1.000% Floor (3)(4)(17)	3/16/2020	2,538,823	2,538,823	2,535,878	0.3%
				2,538,823	2,538,823	2,535,878
Survey Sampling International, LLC	Services: Business	Senior Secured Second Lien Term Loan LIBOR + 9.000%, 1.000% Floor (3)	12/16/2021	24,000,000	24,000,000	24,000,000	3.1%
				24,000,000	24,000,000	24,000,000
Techniplas, LLC	Automotive	Senior Secured First Lien Note 10.000%(9)	5/1/2020	6,000,000	6,000,000	5,218,500	0.7%
				6,000,000	6,000,000	5,218,500
The Garretson Resolution Group, Inc.	Services: Business	Senior Secured First Lien Term Loan LIBOR + 6.500%, 1.000% Floor (3)	5/22/2021	9,625,000	9,587,577	9,663,115	1.2%
				9,625,000	9,587,577	9,663,115
Touchtunes Interactive Networks, Inc.	Media: Diversified & Production	Senior Secured Second Lien Term Loan LIBOR + 8.250%, 1.000% Floor (3)	5/27/2022	7,500,000	7,500,000	7,519,800	1.0%
				7,500,000	7,500,000	7,519,800
Transocean Phoenix 2 Ltd.	Energy: Oil & Gas	Senior Secured First Lien Note 7.750%(4) (9) (13)	10/15/2024	7,500,000	7,387,506	7,919,325	1.0%
				7,500,000	7,387,506	7,919,325
TCH-2 Holdings, LLC	Hotel, Gaming & Leisure	Senior Secured Second Lien Term Loan LIBOR + 7.750%, 1.000% Floor (3)(11)	11/6/2021	6,000,000	5,935,400	5,899,740	0.8%
				6,000,000	5,935,400	5,899,740

Company(1)	Industry	Type of Investment	Maturity	Par Amount	Cost	Fair Value	% of Net Assets(2)
Truco Enterprises, LP	Beverage & Food	Senior Secured First Lien Term Loan 8.240% Fixed (4)(8)	4/26/2021	9,949,580	9,949,580	9,949,580	1.3%
				9,949,580	9,949,580	9,949,580
True Religion Apparel, Inc.	Retail	Senior Secured Second Lien Term Loan LIBOR + 10.000%, 1.000% Floor (14)	1/30/2020	4,000,000	3,899,083	—	0.0%
				4,000,000	3,899,083	—
U.S. Auto Sales, Inc.	Banking, Finance, Insurance & Real Estate	Senior Secured Second Lien Term Loan LIBOR + 11.750%, 1.000% Floor (4)(8)(17)	6/5/2020	5,500,000	5,500,000	5,452,095	0.7%
				5,500,000	5,500,000	5,452,095
U.S. Well Services, LLC	Energy: Oil & Gas	Warrants (7)		—	173	—	0.0%
				—	173	—
Valence Surface Technologies, Inc.	Aerospace & Defense	Senior Secured First Lien Term Loan LIBOR + 5.500%, 1.000% Floor (4)(8)	6/13/2019	3,499,128	3,486,054	3,388,590	0.4%
				3,499,128	3,486,054	3,388,590
Velocity Pooling Vehicle, LLC	Automotive	Senior Secured Second Lien Term Loan LIBOR + 7.250%, 1.000% Floor (3)(4)	5/13/2022	20,625,000	18,591,706	10,996,425	1.4%
				20,625,000	18,591,706	10,996,425
Verso Corporation	Media: Advertising, Printing & Publishing	Common Stock (7) (15)		—	2,238,108	1,262,666	0.2%
				—	2,238,108	1,262,666
VOYA CLO 2016-2, LTD.	Multi-Sector Holdings	Subordinated Note 16.185% effective yield(6) (9) (10)	7/19/2028	22,842,661	19,918,800	20,551,542	2.7%
				22,842,661	19,918,800	20,551,542
Watermill-QMC Midco, Inc.	Automotive	Partnership Interest (4) (6) (7)		—	850,136	1,102,626	0.1%
				—	850,136	1,102,626
Z Gallerie, LLC	Retail	Senior Secured First Lien Term Loan LIBOR + 6.500%, 1.000% Floor (4)(8)	10/8/2020	4,682,646	4,645,211	4,682,647	0.6%
				4,682,646	4,645,211	4,682,647

Total non-controlled/non-affiliated investments					$921,626,572	$885,400,856	114.5%
Controlled/affiliated investments – 9.5%(16)
Capstone Nutrition	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loan LIBOR + 12.500%, 1.000% Floor, PIK (4)(8)(12)	4/28/2019	25,327,876	22,770,855	16,246,819	2.1%
		Common Stock (4) (7)		—	300,002	—	0.0%
		Common Stock, Class B (4) (7)		—	9	—	0.0%
		Common Stock, Class C (4) (7)		—	—	—	0.0%
				25,327,876	23,070,866	16,246,819
MCM Capital Office Park Holdings LLC	Banking, Finance, Insurance & Real Estate	Equity (6) (7)		—	7,500,000	7,500,000	1.0%
				—	7,500,000	7,500,000
Nomida LLC	Construction & Building	Equity (6) (7)		—	5,400,000	5,400,000	0.7%
		Senior Secured First Lien Term Loan 10.000% (6)	12/1/2020	8,100,000	8,100,000	8,100,000	1.0%
				8,100,000	13,500,000	13,500,000
Sierra Senior Loan Strategy JV I LLC	Multi-Sector Holdings	Equity(5)(6)		60,785,000	60,785,000	60,496,647	7.8%
				60,785,000	60,785,000	60,496,647
Total controlled/affiliated investments					$104,855,866	$97,743,466	12.6%
Money market fund – 3.0%
Federated Institutional Prime Obligations Fund		Money Market 0.49%(15)		22,966,981	22,966,981	22,966,981	3.0%

Company(1)	Industry	Type of Investment	Maturity	Par Amount	Cost	Fair Value	% of Net Assets(2)
Total money market fund					$22,966,981	$22,966,981	3.0%

Derivative Instrument - Long Exposure					Notional Amount	Unrealized Appreciation (Depreciation)
Total return swap with Citibank, N.A. (Note 5)		Total Return Swap			227,513,679	(13,647,330)	1.8%
Total derivative instrument - long exposure					$227,513,679	$(13,647,330)	1.8%

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
(16)
Affiliate Investments are defined by the 1940 Act as investments in companies in which the Company owns atleast 5% but no more than 25% of the voting securities or we are under common control with such portfolio company. Control Investments are defined by the 1940 Act as investments in companies in which the Company owns more than 25% of the voting securities or maintains greater than 50% of the board representation.

(17)	A portion of this investment was sold via a participation agreement. The listed amount is the portion retained by Sierra Income Corporation.

The following is a summary of the TRS reference assets as of December 31, 2016:

Company(1)	Industry	Type of Investment	Maturity	Par Amount	Initial Notional Cost(2)	Fair Value	Unrealized Appreciation/(Depreciation)
Acrisure, LLC	Banking, Finance, Insurance & Real Estate	Senior Secured First Lien Term Loan(7) LIBOR + 4.750%, 1.000% Floor	11/22/2023	$2,500,000	$2,475,000	$2,527,350	$52,350
Albertson's LLC	Retail	Senior Secured First Lien Term Loan(3)(5) LIBOR + 3.000%, 0.750% Floor	8/25/2021	2,000,000	2,000,000	2,022,080	22,080
AMC Entertainment Holdings, Inc.	Hotel, Gaming & Leisure	Senior Secured First Lien Term Loan(5) LIBOR + 2.750%, 0.750% Floor	12/15/2023	2,000,000	1,995,000	2,018,500	23,500
AMF Bowling Centers, Inc	Services: Consumer	Senior Secured First Lien Term Loan(7) LIBOR + 5.000%, 1.000% Floor	9/19/2023	6,842,500	6,739,863	6,821,151	81,288
Amplify Snack Brands, Inc.	Beverage & Food	Senior Secured First Lien Term Loan(7) LIBOR + 5.500%, 1.000% Floor	9/2/2023	3,000,000	2,970,000	2,912,490	(57,510)

Company(1)	Industry	Type of Investment	Maturity	Par Amount	Initial Notional Cost(2)	Fair Value	Unrealized Appreciation/(Depreciation)
Answers Corporation	High Tech Industries	Senior Secured First Lien Term Loan(5) LIBOR + 5.250%, 1.000% Floor	10/1/2021	14,775,000	14,257,875	7,313,625	(6,944,250)
ANVC Merger Corp.	Aerospace & Defense	Senior Secured First Lien Term Loan(7) LIBOR + 4.500%, 1.000% Floor	2/18/2021	4,691,841	4,644,923	4,656,653	11,730
AP Gaming I, LLC	Hotel, Gaming & Leisure	Senior Secured First Lien Term Loan(7) LIBOR + 8.250%, 1.000% Floor	12/21/2020	10,645,102	10,476,828	10,574,099	97,271
Astro AB Borrower, Inc.	Banking, Finance, Insurance & Real Estate	Senior Secured First Lien Term Loan(7) LIBOR + 4.500%, 1.000% Floor	4/30/2022	965,761	960,932	974,211	13,279
Asurion, LLC	Banking, Finance, Insurance & Real Estate	Senior Secured First Lien Term Loan(5) LIBOR + 3.750%, 1.000% Floor	11/3/2023	1,000,000	995,000	1,013,750	18,750
Atkore International, Inc	Wholesale	Senior Secured First Lien Term Loan(3)(7) LIBOR + 3.000%, 1.000% Floor	12/22/2023	3,000,000	2,992,500	3,022,500	30,000
ConvergeOne Holdings Corp.	Telecommunications	Senior Secured First Lien Term Loan(7) LIBOR + 5.375%, 1.000% Floor	6/17/2020	2,500,000	2,462,500	2,487,500	25,000
CSP Technologies North America, LLC	Containers, Packaging & Glass	Senior Secured First Lien Term Loan(7) LIBOR + 6.000%, 1.000% Floor	1/29/2022	9,780,882	9,585,265	9,634,169	48,904
Encompass Digital Media, Inc	Media: Broadcasting & Subscription	Senior Secured First Lien Term Loan(7) LIBOR + 4.500%, 1.000% Floor	6/6/2021	4,887,500	4,863,063	4,618,688	(244,375)
EVO Payments International, LLC	Banking, Finance, Insurance & Real Estate	Senior Secured First Lien Term Loan(3) LIBOR + 5.000%, 1.000% Floor	12/22/2023	3,000,000	2,970,000	2,970,000	—
Fieldwood Energy LLC	Energy: Oil & Gas	Senior Secured First Lien Term Loan(7) LIBOR + 7.000%, 1.000% Floor	8/31/2020	1,222,222	1,100,000	1,155,000	55,000
Fieldwood Energy LLC	Energy: Oil & Gas	Senior Secured First Lien Term Loan(7) LIBOR + 7.125%, 1.250% Floor	9/30/2020	1,650,000	1,641,125	1,431,375	(209,750)
Fieldwood Energy LLC	Energy: Oil & Gas	Senior Secured Second Lien Term Loan(7) LIBOR + 7.125%, 1.250% Floor	9/30/2020	2,596,305	2,676,375	1,817,414	(858,961)
First Data Corporation	Banking, Finance, Insurance & Real Estate	Senior Secured First Lien Term Loan(5) LIBOR + 3.000%, 0.000% Floor	7/8/2022	1,000,000	1,000,000	1,010,210	10,210
Flex Acquisition Company, Inc.	Containers, Packaging & Glass	Senior Secured First Lien Term Loan(3)(7) LIBOR + 3.250%, 1.000% Floor	12/29/2023	1,000,000	995,000	1,008,330	13,330
Four Seasons Holdings Inc.	Hotel, Gaming & Leisure	Senior Secured First Lien Term Loan(7) LIBOR + 3.000%, 0.750% Floor	11/30/2023	1,000,000	995,000	1,011,250	16,250
Genex Services, Inc.	Banking, Finance, Insurance & Real Estate	Senior Secured First Lien Term Loan(5) LIBOR + 4.250%, 1.000% Floor	5/28/2021	2,942,374	2,927,662	2,920,306	(7,356)
GTCR Valor Companies, Inc.	Media: Diversified & Production	Senior Secured First Lien Term Loan(7) LIBOR + 6.000%, 1.000% Floor	6/16/2023	4,987,500	4,788,000	4,925,156	137,156
Harbortouch Payments, LLC	Banking, Finance, Insurance & Real Estate	Senior Secured First Lien Term Loan(7) LIBOR + 4.750%, 1.000% Floor	10/13/2023	5,000,000	4,950,000	4,950,000	—
HNC Holdings, Inc.	Construction & Building	Senior Secured First Lien Term Loan(7) LIBOR + 4.500%, 1.000% Floor	10/5/2023	572,000	569,140	577,720	8,580
Hudson Products Holdings Inc	Capital Equipment	Senior Secured First Lien Term Loan(7) LIBOR + 4.000%, 1.000% Floor	3/15/2019	1,862,892	1,853,578	1,632,360	(221,218)
Imagine! Print Solutions, LLC	Media: Advertising, Printing & Publishing	Senior Secured First Lien Term Loan(7) LIBOR + 6.000%, 1.000% Floor	3/30/2022	4,977,182	4,916,266	5,026,954	110,688
Iqor US Inc.	Services: Business	Senior Secured First Lien Term Loan(7) LIBOR + 5.000%, 1.000% Floor	4/1/2021	7,591,111	7,439,289	7,230,533	(208,756)
Isola USA Corp.	High Tech Industries	Senior Secured First Lien Term Loan(7) LIBOR + 8.250%, 1.000% Floor	11/29/2018	3,697,045	3,595,250	3,441,172	(154,078)

Company(1)	Industry	Type of Investment	Maturity	Par Amount	Initial Notional Cost(2)	Fair Value	Unrealized Appreciation/(Depreciation)
J.D. Power and Associates	Services: Consumer	Senior Secured First Lien Term Loan(7) LIBOR + 4.250%, 1.000% Floor	9/7/2023	2,000,000	1,990,000	2,017,500	27,500
Kronos Incorporated	Services: Business	Senior Secured First Lien Term Loan(7) LIBOR + 4.000%, 1.000% Floor	11/1/2023	3,000,000	2,985,000	3,035,160	50,160
Kronos Incorporated	Services: Business	Senior Secured Second Lien Term Loan(7) LIBOR + 8.250%, 1.000% Floor	11/1/2024	2,000,000	1,980,000	2,058,760	78,760
Lightstone HoldCo LLC	Utilities: Electric	Senior Secured First Lien Term Loan(3) LIBOR + 5.500%, 1.000% Floor	1/30/2024	2,739,130	2,684,348	2,769,946	85,598
Lightstone HoldCo LLC	Utilities: Electric	Senior Secured First Lien Term Loan(3) LIBOR + 5.500%, 1.000% Floor	1/30/2024	260,870	255,652	263,804	8,152
Livingston International, Inc.	Transportation: Cargo	Senior Secured Second Lien Term Loan(4)(7) LIBOR + 8.250%, 1.250% Floor	4/17/2020	1,954,783	1,969,443	1,862,321	(107,122)
MPH Acquisition Holdings LLC	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loan(7) LIBOR + 4.000%, 1.000% Floor	6/7/2023	2,870,317	2,855,965	2,917,993	62,028
MWI Holdings, Inc.	Capital Equipment	Senior Secured First Lien Term Loan(7) LIBOR + 5.500%, 1.000% Floor	6/29/2020	3,990,000	3,950,100	3,980,025	29,925
Nine West Holdings, Inc.	Consumer goods: Non-durable	Senior Secured First Lien Term Loan(7) LIBOR + 3.750%, 1.000% Floor	10/8/2019	5,865,000	5,850,338	3,606,975	(2,243,363)
O2 Partners, LLC	Consumer goods: Non-durable	Senior Secured First Lien Term Loan(6) LIBOR + 5.000%, 1.000% Floor	10/7/2022	1,500,000	1,485,000	1,485,000	—
Payless Inc.	Retail	Senior Secured First Lien Term Loan(7) LIBOR + 4.000%, 1.000% Floor	3/11/2021	5,850,000	5,828,063	3,017,606	(2,810,457)
Petco Animal Supplies, Inc.	Retail	Senior Secured First Lien Term Loan(7) LIBOR + 4.000%, 1.000% Floor	1/26/2023	5,940,050	5,821,249	5,965,533	144,284
Polycom, Inc.	Wholesale	Senior Secured First Lien Term Loan(7) LIBOR + 6.500%, 1.000% Floor	9/27/2023	1,946,667	1,868,800	1,953,967	85,167
Preferred Proppants, LLC	Construction & Building	Senior Secured First Lien Term Loan(7) LIBOR + 5.750%, 1.000% Floor	7/27/2020	2,870,178	2,841,476	2,421,713	(419,763)
Press Ganey Holdings, Inc.	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loan(5) LIBOR + 3.250%, 1.000% Floor	10/23/2023	3,000,000	2,985,000	3,015,000	30,000
Press Ganey Holdings, Inc.	Healthcare & Pharmaceuticals	Senior Secured Second Lien Term Loan(5) LIBOR + 7.250%, 1.000% Floor	10/21/2024	6,500,000	6,472,500	6,472,505	5
Rackspace Hosting, Inc.	Services: Business	Senior Secured First Lien Term Loan(3) LIBOR + 3.500%, 1.000% Floor	11/3/2023	1,000,000	1,000,000	1,000,000	—
Rackspace Hosting, Inc.	Services: Business	Senior Secured First Lien Term Loan(7) LIBOR + 4.000%, 1.000% Floor	11/3/2023	2,500,000	2,487,500	2,530,200	42,700
SCS Holdings I Inc.	High Tech Industries	Senior Secured First Lien Term Loan(5) LIBOR + 4.250%, 1.000% Floor	10/30/2022	1,500,000	1,496,250	1,496,250	—
Sungard Availability Services Capital Inc.	Services: Business	Senior Secured First Lien Term Loan(5) LIBOR + 5.000%, 1.000% Floor	4/1/2019	7,989,438	7,956,046	7,716,439	(239,607)
TaxACT Inc.	Banking, Finance, Insurance & Real Estate	Senior Secured First Lien Term Loan(5) LIBOR + 6.000%, 1.000% Floor	1/3/2023	2,705,882	2,634,706	2,705,882	71,176
Tensar Corporation	Capital Equipment	Senior Secured First Lien Term Loan(7) LIBOR + 4.750%, 1.000% Floor	7/9/2021	11,574,536	11,458,791	10,417,083	(1,041,708)
TravelCLICK, Inc	Hotel, Gaming & Leisure	Senior Secured First Lien Term Loan(5) LIBOR + 4.500%, 1.250% Floor	5/6/2021	4,732,805	4,685,477	4,738,721	53,244
tronc, Inc.	Media: Advertising, Printing & Publishing	Senior Secured First Lien Term Loan(4)(5) LIBOR + 4.750%, 1.000% Floor	8/4/2021	7,000,000	6,930,000	6,973,750	43,750

Company(1)	Industry	Type of Investment	Maturity	Par Amount	Initial Notional Cost(2)	Fair Value	Unrealized Appreciation/(Depreciation)
UFC Holdings, LLC	Hotel, Gaming & Leisure	Senior Secured First Lien Term Loan(7) LIBOR + 4.000%, 1.000% Floor	8/18/2023	1,000,000	995,000	1,012,000	17,000
UFC Holdings, LLC	Hotel, Gaming & Leisure	Senior Secured Second Lien Term Loan(7) LIBOR + 7.500%, 1.000% Floor	8/18/2024	500,000	495,000	513,125	18,125
US Shipping Partners LP	Transportation: Cargo	Senior Secured First Lien Term Loan(5) LIBOR + 4.250%, 1.000% Floor	6/26/2021	1,856,284	1,842,362	1,786,673	(55,689)
VCVH Holding Corp.	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loan(7) LIBOR + 5.000%, 1.000% Floor	6/1/2023	997,500	987,525	987,525	—
Veresen Midstream Limited Partnership	Energy: Oil & Gas	Senior Secured First Lien Term Loan(7) LIBOR + 4.250%, 1.000% Floor	3/31/2022	2,992,405	2,956,197	3,009,851	53,654
Victory Capital Operating, LLC	Banking, Finance, Insurance & Real Estate	Senior Secured First Lien Term Loan(7) LIBOR + 7.500%, 1.000% Floor	10/29/2021	1,625,357	1,600,977	1,641,611	40,634
Vistra Operations Company LLC	Energy: Electricity	Senior Secured First Lien Term Loan(7) LIBOR + 4.000%, 1.000% Floor	8/4/2023	3,257,143	3,224,571	3,294,307	69,736
Vistra Operations Company LLC	Energy: Electricity	Senior Secured First Lien Term Loan(7) LIBOR + 4.000%, 1.000% Floor	8/4/2023	742,857	735,429	751,334	15,905
Vistra Operations Company LLC	Energy: Electricity	Senior Secured First Lien Term Loan(3)(5) LIBOR + 3.250%, 0.750% Floor	12/14/2023	1,500,000	1,496,250	1,518,750	22,500
Western Digital Corporation	High Tech Industries	Senior Secured First Lien Term Loan(5) LIBOR + 3.750%, 0.750% Floor	4/29/2023	3,192,000	3,148,110	3,223,920	75,810
YRC Worldwide Inc.	Transportation: Cargo	Senior Secured First Lien Term Loans(4)(7) LIBOR + 7.000%, 1.000% Floor	2/13/2019	9,737,187	9,725,122	9,627,643	(97,479)
Total				$230,377,606	$227,513,681	$213,493,418	$(14,020,263)
Total accrued interest income, net of expenses							372,933
Total unrealized depreciation on TRS							$(13,647,330)
 _____________________________

(1)	All investments are domiciled in the United States except for Livingston International, Inc., which is domiciled in Canada. All foreign investments are denominated in US Dollars.

(2)	Represents the initial amount of par of an investment in which the TRS is referenced.

(3)	The referenced asset or portion thereof is unsettled as of December 31, 2016.

(4)	The investment is not a qualifying asset under the 1940 Act.

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

See accompanying notes to consolidate financial statements

SIERRA INCOME CORPORATION
Notes to Consolidated Financial Statements
December 31, 2017
Note 1. Organization

Sierra Income Corporation (the “Company”) was incorporated under the general corporation laws of the State of Maryland on June 13, 2011 and formally commenced operations on April 17, 2012. The Company is an externally managed, non-diversified closed-end management investment company that has elected to be treated as a business development company (“BDC”) under the Investment Company Act of 1940 (the "1940 Act"). The Company is externally managed by SIC Advisors LLC (“SIC Advisors”), a registered investment adviser under the Investment Advisers Act of 1940, as amended (the “Advisers Act”). SIC Advisors is a majority owned subsidiary of Medley LLC, which is controlled by Medley Management Inc., a publicly traded asset management firm (NYSE: MDLY), which in turn is controlled by Medley Group LLC, an entity wholly-owned by the senior professionals of Medley LLC. The term “Medley” refers to the collective activities of Medley Capital LLC, Medley LLC, Medley Management Inc., Medley Group LLC, SIC Advisors, associated investment funds and their respective affiliates. The Company has elected, and intends to qualify annually, to be treated for U.S. federal income tax purposes as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”). The Company’s fiscal year-end is December 31st.

On April 17, 2012, the Company successfully reached its minimum escrow requirement and officially commenced operations by issuing 1,108,033 shares of common stock to SIC Advisors for gross proceeds of $10,000,000. The Company’s offering period is currently scheduled to terminate on April 17, 2018, unless further extended. As of December 31, 2017, the Company has sold a total of 96,620,231 shares of common stock, which includes shares issued as part of the distribution reinvestment plan (see Note 13), for total proceeds of $1.0 billion, which includes the shares sold to SIC Advisors. The proceeds from the issuance of common stock are presented in the Company’s consolidated statements of changes in net assets and consolidated statements of cash flows and are presented net of selling commissions and dealer manager fees.

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

The Company holds debt investments that contain a payment-in-kind (PIK) interest provision. PIK interest, which represents contractually deferred interest added to the investment balance that is generally due at maturity, is recorded on an accrual basis to the extent such amounts are expected to be collected. PIK interest is not accrued if the Company does not expect the issuer to be able to pay all principal and interest when due. For the years ended December 31, 2017, 2016 and 2015, the Company earned $5,744,741, $3,230,135 and $2,973,290 in PIK interest, respectively.

Investment transactions are accounted for on a trade-date basis. Realized gains or losses on investments are measured by the difference between the net proceeds from the disposition and the amortized cost basis of investment, without regard to unrealized gains or losses previously recognized. During the years ended December 31, 2017, 2016 and 2015, the Company recognized $19,723,891, $15,548,224 and $0, respectively in realized losses related to certain non-cash restructuring transactions, which are recorded on the consolidated statements of operations as a component of net realized gain/(loss) from non-controlled/non-affiliated investments. The Company reports changes in fair value of investments that are measured at fair value as a component of the net change in unrealized appreciation/(depreciation) on investments in the consolidated statements of operations. For total return swap transactions (see Note 5), periodic payments are received or made at the end of each settlement period, but prior to settlement are recorded as realized gains or losses on total return swap in the consolidated statements of operations.

Management reviews all loans that become 90 days or more past due on principal and interest or when there is reasonable doubt that principal or interest will be collected for possible placement on management's designation of non-accrual status. Accrued interest is generally reserved when a loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment regarding collectability. Loans on non-accrual status are restored to accrual status when past due principal and interest is paid and, in management’s judgment, are likely to remain current, although the Company may make exceptions to this general rule if the loan has sufficient collateral value and is in the process of collection. As of December 31, 2017, eight portfolio investments were on non-accrual status with a cost of $85,350,257, or 8.1% of the cost of the Company's portfolio, and a fair value of $27,848,048 or 2.6% of the fair value of the Company's portfolio. As of December 31, 2016, seven portfolio investments were on non-accrual status with a cost of $57,135,673, or 5.6% of the cost of the Company's portfolio, and a fair value of $35,022,807 or 3.6% of the fair value of the Company's portfolio.

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

Investments for which market quotations are readily available are valued at such market quotations, which are generally obtained from an independent pricing service or multiple broker-dealers or market makers. The Company weighs the use of third-party broker quotations, if any, in determining fair value based on management's understanding of the level of actual transactions used by the broker to develop the quote and whether the quote was an indicative price or binding offer. However, debt investments with remaining maturities within 60 days that are not credit impaired are valued at cost plus accreted discount, or minus amortized premium, which approximates fair value. Investments for which market quotations are not readily available are valued at fair value as determined by the Company’s board of directors based upon input from management and third party valuation firms. Because these investments are illiquid and there may not be any directly comparable companies whose financial instruments have observable market values, these loans are valued using a fundamental valuation methodology, consistent with traditional asset pricing standards, that is objective and consistently applied across all loans and through time.

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

The methodologies and information that the Company utilizes when applying the Market Approach for performing investments includes, among other things:

•	valuations of comparable public companies (“Guideline Comparable Approach”);

•	recent sales of private and public comparable companies (“Guideline Comparable Approach”);

•	recent acquisition prices of the company, debt securities or equity securities (“Recent Arms-length Transaction”);

•	external valuations of the portfolio company, offers from third parties to buy the company (“Estimated Sales Proceeds Approach”);

•	subsequent sales made by the company of its investments (“Expected Sales Proceeds Approach”); and

•	estimating the value to potential buyers.

The methodologies and information that the Company utilizes when applying the Income Approach for performing investments includes:

•	discounting the forecasted cash flows of the portfolio company or securities (“Discounted Cash Flow” or “DCF” Approach); and

•	Black-Scholes model or simulation models or a combination thereof (Income Approach – Option Model) with respect to the valuation of warrants.

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

The Company will be subject to a nondeductible U.S. federal excise tax of 4% on undistributed income if it does not distribute at least 98% of its ordinary income in any calendar year and 98.2% of its capital gain net income for each one-year period ending on October 31 of such calendar year. To the extent the Company determines that its estimated current year annual taxable income will be in excess of estimated current year dividend distributions for U.S. federal excise tax purposes, the Company accrues U.S. federal excise tax, if any, on estimated excess taxable income as taxable income is earned. For the year ended December 31, 2017, the Company did not distribute at least 98% of its ordinary income and 98.2% of its capital gains. Accordingly, with respect to the year ended December 31, 2017, an excise tax expense of $235,942 was recorded.

The Taxable Subsidiaries accrue income taxes payable based on the applicable corporate rates on the unrealized gains generated by the investments held by the Taxable Subsidiaries. As of December 31, 2017 and 2016, the Company recorded a deferred tax liability of $291,454 and $244,622, respectively, on the consolidated statements of assets and liabilities. The change in deferred tax liabilities is included as a component of net realized and unrealized gain/(loss) on investments on the consolidated statements of operations. On December 22, 2017, the United States enacted tax reform legislation through the Tax Cuts and Jobs Act, which significantly changes the existing U.S. tax laws, including a reduction in the corporate tax rate from 35% to 21%, a move from a worldwide tax system to a territorial system, as well as other changes. The Company's Taxable Subsidiaries provisional tax will be based on the new federal corporate tax rate of 21% for the tax year 2018. This estimate incorporates assumptions made based on the Taxable Subsidiaries' current interpretation of the Tax Act and may change, possibly materially, as the Company completes its analysis and receives additional clarification and implementation guidance.

ICTI generally differs from net investment income for financial reporting purposes due to temporary and permanent differences in the recognition of income and expenses. The Company may be required to recognize ICTI in certain circumstances in which it does not receive cash. For example, if the Company holds debt obligations that are treated under applicable tax rules as having OID, the Company must include in ICTI each year a portion of the OID that accrues over the life of the obligation, regardless of whether cash representing such income is received by the Company in the same taxable year. The Company may also have to include in ICTI other amounts that it has not yet received in cash, such as PIK interest income and interest income from investments that have been classified as non-accrual for financial reporting purposes. Interest income on non-accrual investments is not recognized for financial reporting purposes, but generally is recognized in ICTI. Because any OID or other amounts accrued will be included in the Company’s ICTI for the year of accrual, the Company may be required to make a distribution to its stockholders in order to satisfy the minimum distribution requirements, even though the Company will not have received and may not ever receive any corresponding cash amount. ICTI also excludes net unrealized appreciation or depreciation, as investment gains or losses are not included in taxable income until they are realized.

Although the Company files federal and state tax returns, the Company's major tax jurisdiction is the United States federal jurisdiction. The Company’s federal and state tax returns for the prior three fiscal years remain open, subject to examination by the Internal Revenue Service.

The Company accounts for income taxes in conformity with ASC Topic 740 - Income Taxes (“ASC 740”). ASC 740 provides guidelines for how uncertain tax positions should be recognized, measured, presented and disclosed in financial statements. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions deemed to meet the “more-likely-than-not” threshold would be recorded as a tax benefit or expense in the current period. The Company recognizes interest and penalties, if any, related to unrecognized tax benefits as income tax expense in the consolidated statements of operations. There were no interest or penalties due to material uncertain income tax positions at December 31, 2017, 2016 and 2015.

Permanent differences between ICTI and net investment income for financial reporting purposes are reclassified among capital accounts in the financial statements to reflect their tax character. Differences in classification may also result from the treatment of short-term gains as ordinary income for tax purposes. During the years ended December 31, 2017, 2016 and 2015, the Company reclassified for book purposes amounts arising from permanent book/tax differences related to the different tax treatment of realized gain/(loss) on swaps, non-deductible excise tax accruals, disallowed net investment income and realized losses from subsidiaries and certain fee income as follows:

	As of December 31,
	2017	2016	2015
Capital in excess of par value	$(3,062,466)	$—	$—
Accumulated undistributed net investment income (loss)	6,069,121	7,210,862	5,462,354
Accumulated net realized gain (loss) from investments	(3,006,655)	(7,210,862)	(5,462,354)

The following table reflects, for U.S. federal income tax purposes, the sources of the cash distributions that the Company has paid on its common stock during the years ended December 31, 2017, 2016 and 2015:

	2017		2016		2015
Source of Distribution	Distribution Amount	Percentage	Distribution Amount	Percentage	Distribution Amount	Percentage
Ordinary income	$61,549,954	100.0%	$68,596,940	100.0%	$40,302,852	70.9%
Net realized gain	—	—	—	—	441,052	0.8
Return of capital (other)	—	—	—	—	16,060,726	28.3
Distributions on a tax basis:	$61,549,954	100.0%	$68,596,940	100.0%	$56,804,630	100.0%

For U.S. federal income tax purposes, the cost of investments owned as of December 31, 2017, 2016 and 2015 was $1,126,729,528, $1,026,556,117 and $954,019,208, respectively. For the year ended December 31, 2017, gross unrealized appreciation and depreciation for U.S. federal income tax purposes were $13,026,716 and $75,647,154, respectively, resulting in net unrealized depreciation of $62,620,438. For the year ended December 31, 2016, gross unrealized appreciation and depreciation for U.S. federal income tax purposes were $10,295,224 and $53,707,019, respectively, resulting in net unrealized depreciation of $43,411,795. For the year ended December 31, 2015, gross unrealized appreciation and depreciation for U.S. federal income tax purposes were $3,009,097 and $49,665,861, respectively, resulting in net unrealized depreciation of $46,656,764.

The following table shows the components of distributable earnings on a tax basis detailed below differ from the amounts reflected in the Company’s consolidated statements of assets and liabilities by temporary and other book/tax differences, primarily relating to the tax treatment of defaulted bonds, unamortized upfront fees, partnership basis adjustments, outstanding loan fees, wash sales and swap mark to market as of December 31, 2017, 2016 and 2015:

	2017	2016	2015
Ordinary income	$9,915,144	$5,591,260	$—
Other temporary differences	—	(1,281)	(1,798)
Post October loss deferrals	—	—	(11,580,851)
Short term capital loss carryover	(9,397,818)	(1,509,069)	—
Long term capital loss carryover	(41,394,155)	(18,198,466)	—
Unrealized appreciation (depreciation)	(62,825,288)	(43,602,229)	(46,868,991)
Components of tax distributable earnings at year end	$(103,702,117)	$(57,719,785)	$(58,451,640)

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

Recent Accounting Pronouncements
In May 2014, the FASB issued Accounting Standards Update 2014-09, Revenue from Contracts with Customers (Accounting Standards Codification ("ASC") Topic 606) ("ASU 2014-09"). ASU 2014-09 supersedes the revenue recognition requirements under ASC Topic 605, Revenue Recognition, and most industry-specific guidance throughout the ASC. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which an entity expects to be entitled in exchange for those goods or services. The new guidance will significantly enhance comparability of revenue recognition practices across entities, industries, jurisdictions and capital markets. Additionally, the guidance requires improved disclosures as to the nature, amount, timing and uncertainty of revenue that is recognized. The new guidance is effective for fiscal years beginning after December 15, 2017 and, therefore, became effective for the Company on January 1, 2018. During implementation, the Company determined that the Company’s significant revenue sources associated with financial instruments, including loans and notes that are accounted for under other U.S. GAAP, are considered not in the scope of ASU 2014-09. As a result, the new guidance will not have a significant impact on the Company’s consolidated financial statements. The Company identified no changes to the recognition, timing or classification of revenues most closely associated with financial instruments, including interest and dividend income, realized gains and losses, up-front fees, interest and dividend income. The Company will elect to adopt the new guidance using the modified retrospective approach as of the date of initial application on January 1, 2018. At this time, electing the modified retrospective approach would result in no cumulative effect adjustment to the opening balance of net assets at the date of initial application.

Note 3. Investments
The following table shows the amortized cost and the fair value of the Company’s portfolio investments as of December 31, 2017:

	Amortized Cost	Percentage	Fair Value	Percentage
Senior secured first lien term loans	$609,837,869	54.0%	$569,902,295	53.5%
Senior secured second lien term loans	43,955,411	3.9	42,758,067	4.0
Senior secured first lien notes	251,114,921	22.2	231,837,616	21.8
Subordinated notes	74,598,558	6.6	74,341,284	7.0
Sierra Senior Loan Strategy JV I LLC	79,816,250	7.1	79,515,513	7.5
Equity/warrants	70,305,798	6.2	65,754,315	6.2
Total	$1,129,628,807	100.0%	$1,064,109,090	100.0%

The following table shows the amortized cost and the fair value of the Company’s portfolio investments as of December 31, 2016:

	Amortized Cost	Percentage	Fair Value	Percentage
Senior secured first lien term loans	$515,753,491	50.2%	$493,340,277	50.2%
Senior secured second lien term loans	275,915,932	26.9	260,008,735	26.4
Senior secured first lien notes	72,767,547	7.1	71,970,598	7.3
Subordinated notes	53,041,209	5.2	55,185,590	5.6
Sierra Senior Loan Strategy JV I LLC	60,785,000	5.9	60,496,647	6.2
Equity/warrants	48,219,259	4.7	42,142,475	4.3
Total	$1,026,482,438	100.0%	$983,144,322	100.0%

The following table shows the composition of the Company’s portfolio investments by industry classification at amortized cost and fair value as of December 31, 2017:

	Amortized Cost	Percentage	Fair Value	Percentage
Multi-Sector Holdings	$154,414,808	13.7%	$153,856,797	14.5%
Services: Business	148,161,667	13.1	146,953,643	13.8
Healthcare & Pharmaceuticals	97,232,777	8.6	91,755,106	8.6
High Tech Industries	75,090,922	6.6	72,406,421	6.8
Aerospace & Defense	66,311,880	5.9	66,643,836	6.3
Banking, Finance, Insurance & Real Estate	63,803,867	5.6	63,954,055	6.0
Chemicals, Plastics & Rubber	21,166,845	1.9	21,154,595	2.0
Construction & Building	53,442,004	4.7	53,936,884	5.1
Hotel, Gaming & Leisure	67,502,603	6.0	44,379,508	4.2
Transportation: Cargo	36,257,578	3.2	36,660,325	3.4
Energy: Oil & Gas	36,199,596	3.2	34,983,825	3.3
Beverage & Food	31,534,581	2.8	31,625,675	3.0
Telecommunications	26,007,433	2.3	25,579,647	2.4
Media: Advertising, Printing & Publishing	24,694,311	2.2	24,692,940	2.3
Containers, Packaging & Glass	22,128,033	2.0	22,128,034	2.1
Metals & Mining	21,202,310	1.9	21,202,310	2.0
Retail	27,846,032	2.5	19,931,113	1.9
Automotive	36,186,832	3.2	16,154,337	1.5
Capital Equipment	14,730,032	1.3	14,726,702	1.4
Media: Diversified & Production	15,247,000	1.3	14,471,721	1.4
Media: Broadcasting & Subscription	15,918,385	1.4	13,438,549	1.3
Wholesale	47,212,500	4.2	47,202,110	4.4
Services: Consumer	9,497,960	0.8	8,631,158	0.8
Transportation: Consumer	7,614,095	0.7	7,614,095	0.7
Consumer Goods: Non-durable	6,166,667	0.5	5,942,867	0.6
Environmental Industries	4,058,089	0.4	4,082,837	0.4
Total	$1,129,628,807	100.0%	$1,064,109,090	100.0%

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
See the Consolidated Schedule of Investments for industry classifications of the underlying TRS reference assets as of December 31, 2017 and 2016.
The following table shows the composition of the Company’s portfolio investments by geography classification at fair value as of December 31, 2017 and 2016 :

	December 31, 2017		December 31, 2016
Geography	Fair Value	Percentage	Fair Value	Percentage
United States	$985,247,246	92.6%	$905,925,975	92.1%
Cayman Islands	74,341,284	7.0	69,685,590	7.1
Canada	4,520,560	0.4	7,532,757	0.8
Total	$1,064,109,090	100.0%	$983,144,322	100.0%

Transactions with Controlled/Affiliated Companies
During the years ended December 31, 2017 and 2016, the Company had investments in portfolio companies designated as controlled/affiliated investments under the 1940 Act. Transactions with controlled/affiliated investments were as follows:

Name of Investment(3)	Type of Investment	Fair Value at December 31, 2016	Purchases/ (Sales) of Investments	Transfers In/(Out) of Investments	Net change in unrealized appreciation/ (depreciation)	Realized Gain/(Loss)	Fair Value at December 31, 2017	Income Earned
AAR Intermediate Holdings, LLC	Senior Secured First Lien Term Loan	$—	$37,734	$150,935	$—	$—	$188,669	$10,532
	Senior Secured First Lien Term Loan	—	—	3,144,481	—	—	3,144,481	197,535
	Senior Secured First Lien Term Loan	—	811,418	5,254,799	1,012,747	—	7,078,964	637,969
	Membership Units	—	—	—	—	—	—	—
Access Media Holdings, LLC	Senior Secured First Lien Term Loan	—	364,573	7,026,014	—	—	7,390,587	728,398
	Common Stock	—	—	—	—	—	—	—
	Preferred Equity Series A	—	—	1,400,000	(1,400,000)	—	—	—
	Preferred Equity Series AA	—	52,500	647,500	(700,000)	—	—	—
	Preferred Equity Series AAA	—	466,200		(336,000)	—	130,200	—
Capstone Nutrition	Senior Secured First Lien Term Loan	11,340,007	—	—	702,294	—	12,042,301	—
	Senior Secured First Lien Term Loan	4,906,812	—	—	303,881	—	5,210,693	—
	Common Stock	—	—	—	—	—	—	—
	Common Stock	—	—	—	—	—	—	—
	Common Stock	—	—	—	—	—	—	—
MCM East Pratt Holdings, LLC	Equity	—	455,871	—	—	—	455,871	—
MCM Capital Office Park Holdings LLC	Equity	7,500,000	—	—	—	—	7,500,000	623,377
Nomida LLC(1)	Senior Secured First Lien Term Loan	8,100,000	(5,165,000)	—	—	—	2,935,000	697,861
	Equity	5,400,000	—	—	—	—	5,400,000	—
Sierra Senior Loan Strategy JV I LLC(2)	Equity	60,496,647	19,031,250	—	(12,384)	—	79,515,513	7,262,500
TwentyEighty, Inc.	Senior Secured First Lien Term Loan	—	5,627,149	—	(125,300)	—	5,501,849	488,017
	Senior Secured First Lien Term Loan	—	6,696,055	—	—	—	6,696,055	488,249
	Senior Secured First Lien Term Loan	—	3,084,498	—	13,587	—	3,098,085	257,619
	Equity	—	—	—	—	—	—	—
Total		$97,743,466	$31,462,248	$17,623,729	$(541,175)	$—	$146,288,268	$11,392,057

Name of Investment	Type of Investment	Fair Value at December 31, 2015	Purchases/ (Sales) of Investments	Transfers In/(Out) of Investments	Net change in unrealized appreciation/ (depreciation)	Realized Gain/(Loss)	Fair Value at December 31, 2016	Income Earned
Controlled/affiliated Investments
Capstone Nutrition	Senior Secured First Lien Term Loan	—	$4,068,230	$13,839,952	$(1,661,363)	—	$16,246,819	$—
	Common Stock	—	—	—	—	—	—	—
	Common Stock	—	—	—	—	—	—	—
	Common Stock	—	—	—	—	—	—	—
MCM Capital Office Park Holdings LLC	Equity	—	7,500,000	—	—	—	7,500,000	—
Nomida LLC(1)	Senior Secured First Lien Term Loan	8,100,042	—	—	(42)	—	8,100,000	823,500
	Equity	5,400,000	—	—	—	—	5,400,000	—
Sierra Senior Loan Strategy JV I LLC(2)	Equity	34,362,191	26,512,500	—	(378,044)	—	60,496,647	4,733,750
Total		$47,862,233	$38,080,730	$13,839,952	$(2,039,449)	$—	$97,743,466	$5,557,250
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
Purchases/(sales) of investments in controlled affiliates are included in the purchases and sales presented on the consolidated statements of cash flows for the year ended December 31, 2017. Transfers in/(out) of control/affiliates represents the fair value for the month an investment became or was removed as a controlled/affiliated investment. Income received from controlled/affiliates is included in total investment income on the consolidated statements of operations for the years ended December 31, 2017 and 2016.
In connection with certain of the Company’s investments, the Company receives warrants which are obtained for the objective of increasing the total investment returns and are not held for hedging purposes. For the years ended December 31, 2017 and 2016, the total fair value of warrants were $971,561 and $669,709, respectively, and were included in investments at fair value on the consolidated statements of assets and liabilities. Total realized and change in unrealized gains (losses) related to warrants for the years ended December 31, 2017 and 2016, were $(815,866) and $(2,535,133), respectively and were recorded on the consolidated statements of operations in those accounts. The warrants are received in connection with individual investments and are not subject to master netting arrangements.
As of December 31, 2017, the Company held Loan it has made directly to 79 investee companies with aggregate principal amounts of $932.8 million. As of December 31, 2016, the Company held loans it has made directly to 71 investee companies with aggregate principal amounts of $885.4 million. During the years ended December 31, 2017 and 2016, the Company made 117 and 59 loans to investee companies, respectively, with aggregate principal amounts of $500.5 million and $339.3 million, respectively. The details of the Company’s loans have been disclosed on the consolidated schedule of investments as well as in Note 4.
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

As of December 31, 2017 and 2016, Sierra JV had total capital commitments of $100 million, with the Company providing $87.5 million and GALIC providing $12.5 million. Approximately, $91.2 million and $69.5 million was funded as of December 31, 2017 and 2016, relating to these commitments, of which $79.8 million and $60.8 million were from the Company, respectively. The Company does not have the right to withdraw any of their respective capital commitment, unless in connection with a transfer of its membership interests. The Company may transfer full membership interests as long as it is approved by all members and transferred in a transaction exempt from the registration requirements of the Securities Act of 1933, as amended, or applicable state securities laws.

On August 4, 2015, Sierra JV entered into a senior secured revolving credit facility the ("JV Facility") led by Credit Suisse, AG ("CS") with commitments of $100 million subject to certain leverage and borrowing base restrictions. On December 29, 2015, the JV Facility was amended and the total commitments were increased to $135 million. On March 30, 2017, the Company amended the JV Facility previously administered by CS and facilitated the assignment of all rights and obligations of CS under the JV Facility to Deutsche Bank AG, New York Branch, ("DB") and increased the total loan commitments to $240 million. On May 26, 2017 commitments to the JV facility were increased from $240 million to $250 million. The JV Facility bears interest at a rate of LIBOR (with no minimum) plus 2.50% per annum. The JV Facility reinvestment period ends on March 30, 2019 and the stated maturity date is March 30, 2022. As of December 31, 2017 and 2016, there were $180.0 million and $123.9 million outstanding under the JV Facility, respectively.

The following table shows a summary of Sierra JV's portfolio as of December 31, 2017 and 2016:

	December 31, 2017	December 31, 2016
Senior secured loans(1)	$262,812,353	$187,314,127
Weighted average current interest rate on senior secured loans(2)	6.88%	6.73%
Number of borrowers in the Sierra JV	52	40
Investments at fair value	$257,714,909	$183,657,487
Largest loan to a single borrower(1)	$11,289,143	$10,000,000
Total of five largest loans to borrowers(1)	$47,048,607	$39,387,481
 ______________________________

(1)	At par value.

(2)	Computed as the (a) annual stated interest rate on accruing senior secured loans, divided by (b) total senior secured loans at principal amount.

The following is a listing of the individual investments in Sierra JV's portfolio as of December 31, 2017:

Company	Industry	Type of Investment	Maturity	Par Amount	Cost	Fair Value(1)
4Over International, LLC	Media: Advertising, Printing & Publishing	Senior Secured First Lien Term Loan (2) LIBOR + 6.00% Cash, 1.00% LIBOR Floor	6/7/2022	$11,289,143	$11,289,143	$11,289,143
AccentCare, Inc.	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loan (4) LIBOR + 5.25% Cash, 1.00% LIBOR Floor	10/1/2021	7,742,248	7,705,715	7,742,248
Acrisure, LLC	Banking, Finance, Insurance & Real Estate	Senior Secured First Lien Term Loan (3) LIBOR + 4.25% Cash, 1.00% LIBOR Floor	11/22/2023	5,446,350	5,463,963	5,432,734
Amplify Snack Brands, Inc.	Beverage & Food	Senior Secured First Lien Term Loan (2) LIBOR + 5.50% Cash, 1.00% LIBOR Floor	9/4/2023	2,710,507	2,688,518	2,695,870
Apco Holdings, Inc.	Automotive	Senior Secured First Lien Term Loan (2) LIBOR + 6.00% Cash, 1.00% LIBOR Floor	1/31/2022	4,583,108	4,489,351	4,583,108
API Technologies Corp.	Aerospace and Defense	Senior Secured First Lien Term Loan (4) LIBOR + 6.50% Cash, 1.00% LIBOR Floor	4/22/2022	5,865,000	5,780,283	5,865,000

Company	Industry	Type of Investment	Maturity	Par Amount	Cost	Fair Value(1)
Associated Asphalt Partners, LLC	Construction & Building	Senior Secured First Lien Term Loan (2) LIBOR + 5.25% Cash, 1.00% LIBOR Floor	4/5/2024	991,786	987,339	991,786
Avantor Performance Materials Holdings, Inc.	Chemicals, Plastics & Rubber	Senior Secured First Lien Term Loan (2) LIBOR + 4.00% Cash, 1.00% LIBOR Floor	11/21/2024	7,250,000	7,142,615	7,280,450
Blount International, Inc.	Capital Equipment	Senior Secured First Lien Term Loan (2) LIBOR + 4.25% Cash, 1.00% LIBOR Floor	4/12/2023	2,375,000	2,369,244	2,398,750
Canyon Valor Companies, Inc.	Media: Diversified & Production	Senior Secured First Lien Term Loan (4) LIBOR + 4.25% Cash, 1.00% LIBOR Floor	6/16/2023	997,500	995,170	1,007,475
Cardenas Markets LLC	Retail	Senior Secured First Lien Term Loan (4) LIBOR + 5.75% Cash, 1.00% LIBOR Floor	11/29/2023	6,435,000	6,380,645	6,435,000
CD&R TZ Purchaser, Inc.	Services: Business	Senior Secured First Lien Term Loan (4) LIBOR + 6.00% Cash, 1.00% LIBOR Floor	7/21/2023	6,418,750	6,341,846	6,418,750
Covenant Surgical Partners, Inc.	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loan (4) LIBOR + 4.75% Cash, 1.00% LIBOR Floor	10/4/2024	8,117,949	8,093,676	8,117,949
CP OpCo, LLC	Services: Business	Senior Secured First Lien Term Loan (4) (7) (8) ABR + 5.50% PIK, 4.25% ABR Floor	4/1/2019	374,949	355,848	99,549
CP OpCo, LLC	Services: Business	Senior Secured First Lien Term Loan (4) (7) (8) ABR + 8.50% PIK, 4.25% ABR Floor	4/1/2019	2,759,011	1,195,026	—
CP OpCo, LLC	Services: Business	Senior Secured First Lien Term Loan (4) (7) (8) ABR + 7.00% PIK, 3.75% ABR Floor	4/1/2019	1,730,483	—	—
CP OpCo, LLC Revolving Credit Facility	Services: Business	Senior Secured First Lien Term Loan (4) (9) (10) ABR + 3.50% Cash, 4.25% ABR Floor	4/1/2019	—	—	—
CP Opco, LLC	Services: Business	Common Units(11)	—	—	—	—
CSP Technologies North America, LLC	Containers, Packaging and Glass	Senior Secured First Lien Term Loan (4) LIBOR + 5.25% Cash, 1.00% LIBOR Floor	1/31/2022	4,707,134	4,707,134	4,707,134
CT Technologies Intermediate Holdings, Inc.	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loan (2) LIBOR + 4.25% Cash, 1.00% LIBOR Floor	12/1/2021	4,207,418	4,083,299	4,207,418
DigiCert, Inc.	High Tech Industries	Senior Secured First Lien Term Loan (4) LIBOR + 4.75% Cash, 1.00% LIBOR Floor	10/31/2024	4,500,000	4,477,893	4,545,000
Elite Comfort Solutions, Inc.	Chemicals, Plastics & Rubber	Senior Secured First Lien Term Loan (4) LIBOR + 6.50% Cash, 1.00% LIBOR Floor	1/15/2021	9,558,104	9,558,104	9,558,104
Evo Payments International, LLC	Banking, Finance, Insurance & Real Estate	Senior Secured First Lien Term Loan (2) LIBOR + 4.00% Cash, 1.00% LIBOR Floor	12/22/2023	6,451,250	6,443,716	6,493,828
GK Holdings, Inc.	Services: Business	Senior Secured First Lien Term Loan (4) LIBOR + 6.00% Cash, 1.00% LIBOR Floor	1/20/2021	3,988,182	3,973,551	3,906,425
Global Eagle Entertainment Inc.	Telecommunications	Senior Secured First Lien Term Loan (5) LIBOR + 7.50% Cash, 1.00% LIBOR Floor	1/6/2023	4,147,500	4,082,934	4,147,500
Golden West Packaging Group LLC	Forest Products & Paper	Senior Secured First Lien Term Loan (2) LIBOR + 5.25% Cash, 1.00% LIBOR Floor	6/20/2023	6,691,374	6,691,374	6,691,374
High Ridge Brands Co.	Consumer Goods - Non-Durable	Senior Secured First Lien Term Loan (4) LIBOR + 5.00% Cash, 1.00% LIBOR Floor	6/30/2022	3,078,124	3,042,142	3,078,125
Highline Aftermarket Acquisitions, LLC	Automotive	Senior Secured First Lien Term Loan (4) LIBOR + 4.25% Cash, 1.00% LIBOR Floor	3/18/2024	3,102,770	3,089,235	3,102,770
Imagine! Print Solutions, LLC	Media: Advertising, Printing & Publishing	Senior Secured First Lien Term Loan (4) LIBOR + 4.75% Cash, 1.00% LIBOR Floor	6/21/2022	7,940,000	7,868,779	7,860,600

Company	Industry	Type of Investment	Maturity	Par Amount	Cost	Fair Value(1)
InfoGroup, Inc	Services: Business	Senior Secured First Lien Term Loan (4) LIBOR + 5.00% Cash, 1.00% LIBOR Floor	4/3/2023	4,962,500	4,918,711	4,941,161
Keystone Acquisition Corp.	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loan (4) LIBOR + 5.25% Cash, 1.00% LIBOR Floor	5/1/2024	6,272,747	6,165,434	6,304,111
KNB Holdings Corporation	Consumer Goods: Durable	Senior Secured First Lien Term Loan (4) LIBOR + 5.50% Cash, 1.00% LIBOR Floor	4/26/2024	6,459,375	6,342,607	6,475,523
LegalZoom.com, Inc.	Services: Business	Senior Secured First Lien Term Loan (6) LIBOR + 4.50% Cash, 1.00% LIBOR Floor	11/21/2024	2,000,000	1,980,247	1,980,000
LifeMiles Ltd.	Services: Business	Senior Secured First Lien Term Loan (4) LIBOR + 5.50% Cash, 1.00% LIBOR Floor	8/18/2022	4,875,000	4,829,405	4,826,250
Lighthouse Network, LLC.	Banking, Finance, Insurance & Real Estate	Senior Secured First Lien Term Loan (2) LIBOR + 4.50% Cash, 1.00% LIBOR Floor	11/29/2024	10,000,000	9,950,510	9,950,000
Manna Pro Products, LLC	Consumer Goods - Non-Durable	Senior Secured First Lien Term Loan (4) LIBOR + 6.00% Cash, 1.00% LIBOR Floor	12/8/2023	3,083,333	3,083,333	3,083,333
MB Aerospace ACP Holdings II Corp.	Aerospace and Defense	Senior Secured First Lien Term Loan (2) LIBOR + 5.50% Cash, 1.00% LIBOR Floor	12/15/2022	6,862,457	6,813,212	6,862,456
New Media Holdings II LLC	Media: Advertising, Printing & Publishing	Senior Secured First Lien Term Loan (2) LIBOR + 6.25% Cash, 1.00% LIBOR Floor	7/14/2022	5,850,003	5,835,262	5,850,004
Peraton Corp.	Aerospace and Defense	Senior Secured First Lien Term Loan (4) LIBOR + 5.25% Cash, 1.00% LIBOR Floor	4/29/2024	4,975,000	4,952,439	4,950,125
PetroChoice Holdings, Inc.	Chemicals, Plastics & Rubber	Senior Secured First Lien Term Loan (2) LIBOR + 5.00% Cash, 1.00% LIBOR Floor	8/19/2022	4,949,368	4,949,368	4,949,368
PT Network, LLC	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loan (4) LIBOR + 5.50% Cash, 1.00% LIBOR Floor	11/30/2021	4,480,124	4,480,124	4,480,124
Quorum Health Corporation	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loan (2) LIBOR + 6.75% Cash, 1.00% LIBOR Floor	4/29/2022	2,040,782	2,011,200	2,053,639
RESIC Enterprises, LLC	Beverage & Food	Senior Secured First Lien Term Loan (2) LIBOR + 4.25% Cash, 1.00% LIBOR Floor	11/11/2024	3,750,000	3,731,552	3,731,250
Rough Country, LLC	Automotive	Senior Secured First Lien Term Loan (2) LIBOR + 4.50% Cash, 1.00% LIBOR Floor	5/25/2023	4,731,098	4,688,066	4,711,227
Salient CRGT Inc.	High Tech Industries	Senior Secured First Lien Term Loan (2) LIBOR + 5.75% Cash, 1.00% LIBOR Floor	2/28/2022	4,811,011	4,730,252	4,815,823
SCS Holdings I Inc. (Sirius Computer	Wholesale	Senior Secured First Lien Term Loan (2) LIBOR + 4.25% Cash, 1.00% LIBOR Floor	10/31/2022	8,083,411	8,044,248	8,063,202
Starfish Holdco, LLC	High Tech Industries	Senior Secured First Lien Term Loan (4) LIBOR + 5.00% Cash, 1.00% LIBOR Floor	8/16/2024	4,987,500	4,939,831	4,937,625
The Garretson Resolution Group, Inc.	Services: Business	Senior Secured First Lien Term Loan (4) LIBOR + 6.50% Cash, 1.00% LIBOR Floor	5/24/2021	4,687,500	4,687,500	4,638,750
The Octave Music Group, Inc.	Media: Diversified & Production	Senior Secured First Lien Term Loan (2) LIBOR + 4.75% Cash, 1.00% LIBOR Floor	5/28/2021	4,961,832	4,961,832	4,961,832
ThoughtWorks, Inc.	High Tech Industries	Senior Secured First Lien Term Loan (2) LIBOR + 4.50% Cash, 1.00% LIBOR Floor	10/11/2024	4,000,000	3,990,290	3,990,000
United Road Services, Inc	Cargo	Senior Secured First Lien Term Loan (2) LIBOR + 5.25% Cash, 1.00% LIBOR Floor	9/1/2024	3,970,000	3,950,642	3,950,150
Valence Surface Technologies, Inc.	Aerospace and Defense	Senior Secured First Lien Term Loan (4) LIBOR + 5.50% Cash, 1.00% LIBOR Floor	6/13/2019	4,298,919	4,285,610	4,261,949

Company	Industry	Type of Investment	Maturity	Par Amount	Cost	Fair Value(1)
VCVH Holding Corp.	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loan (4) LIBOR + 5.00% Cash, 1.00% LIBOR Floor	6/1/2023	5,910,000	5,863,482	5,934,822
VIP Cinema Holdings, Inc.	Consumer Goods: Durable	Senior Secured First Lien Term Loan (4) LIBOR + 6.00% Cash, 1.00% LIBOR Floor	3/1/2023	472,035	469,992	476,377
Z Gallerie, LLC	Retail	Senior Secured First Lien Term Loan (4) LIBOR + 6.50% Cash, 1.00% LIBOR Floor	10/8/2020	4,887,218	4,887,220	4,887,218
Z-Medica, LLC	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loan (4) LIBOR + 5.50% Cash, 1.00% LIBOR Floor	9/29/2022	2,992,500	2,992,500	2,992,500
Total				$262,812,353	$257,831,412	$257,714,909
___________________________

(1)
Represents the fair value in accordance with ASC 820 as determined by the board of managers of Sierra JV. The approval of the fair value of the portfolio investments held by Sierra JV is not included in the valuation process of the Company's board of directors described elsewhere herein.

(2)
The interest rate on these loans is subject to a base rate plus 1 Month (“1M”) LIBOR, which at December 31, 2017 was 1.56%. As the interest rate is subject to a minimum LIBOR floor, which was greater than the 1M LIBOR rate at December 31, 2017, the prevailing rate in effect at December 31, 2017 was the base rate plus the LIBOR floor.

(3)
The interest rate on these loans is subject to a base rate plus 2 Month (“2M”) LIBOR, which at December 31, 2017 was 1.62%. As the interest rate is subject to a minimum LIBOR floor, which was greater than the 1M LIBOR rate at December 31, 2017, the prevailing rate in effect at December 31, 2017 was the base rate plus the LIBOR floor.

(4)
The interest rate on these loans is subject to a base rate plus 3 Month (“3M”) LIBOR, which at December 31, 2017 was 1.69%. As the interest rate is subject to a minimum LIBOR floor, which was greater than the 3M LIBOR rate at December 31, 2017, the prevailing rate in effect at December 31, 2017 was the base rate plus the LIBOR floor.

(5)
The interest rate on these loans is subject to a base rate plus 6 Month (“6M”) LIBOR, which at December 31, 2017 was 1.84%. As the interest rate is subject to a minimum LIBOR floor, which was greater than the 6M LIBOR rate at December 31, 2017, the prevailing rate in effect at December 31, 2017 was the base rate plus the LIBOR floor.

(6)
The interest rate on these loans is subject to a base rate plus 12 Month (“12M”) LIBOR, which at December 31, 2017 was 2.11%. As the interest rate is subject to a minimum LIBOR floor, which was greater than the 6M LIBOR rate at December 31, 2017, the prevailing rate in effect at December 31, 2017 was the base rate plus the LIBOR floor.

(7)	The investment was on non-accrual status as of December 31, 2017.

(8)	Par amount includes accumulated paid-in-kind ("PIK") interest and is net of repayments.

(9)
The interest rate on these loans is subject to an adjusted base rate ("ABR") plus a spread. As the interest rate is subject to a minimum ABR Floor which was greater than the ABR rate at December 31, 2017, the prevailing rate in effect at December 31, 2017 was the spread plus the ABR Floor.

(10)	Includes an analysis of the value of any unfunded loan commitments.

(11)	Security is non-income producing.

The following is a listing of the individual investments in Sierra JV's portfolio as of December 31, 2016:

Company	Industry	Type of Investment	Maturity	Par Amount	Cost	Fair Value(1)
4 Over International, LLC	Media: Advertising, Printing & Publishing	Senior Secured First Lien Term loan(4) LIBOR + 6.000%, 1.000% Floor	6/7/2022	$2,475,000	$2,475,000	$2,475,000
AccentCare, Inc.	Healthcare & Pharmaceuticals	Senior Secured First Lien Term loan(4) LIBOR + 5.750%, 1.000% Floor	9/3/2021	4,582,500	4,546,589	4,582,500
Amplify Snack Brands, Inc.	Beverage & Food	Senior Secured First Lien Term loan(4) LIBOR + 5.500%, 1.000% Floor	9/2/2023	5,985,000	5,927,893	5,810,418
APCO Holdings, Inc.	Automotive	Senior Secured First Lien Term loan(4) LIBOR + 6.000%, 1.000% Floor	1/31/2022	4,834,797	4,711,696	4,854,668
API Technologies Corp.	Aerospace & Defense	Senior Secured First Lien Term loan(2) LIBOR + 6.500%, 1.000% Floor	4/22/2022	5,970,000	5,863,757	5,915,434
Blount International, Inc.	Capital Equipment	Senior Secured First Lien Term loan(4) LIBOR + 6.250%, 1.000% Floor	4/12/2023	1,995,000	1,959,438	1,981,634
Cardenas Markets LLC	Retail	Senior Secured First Lien Term loan(4) LIBOR + 5.750%, 1.000% Floor	11/29/2023	6,500,000	6,435,814	6,435,000
CD&R TZ Purchaser, Inc.	Services: Consumer	Senior Secured First Lien Term loan(4) LIBOR + 6.000%, 1.000% Floor	7/21/2023	6,483,750	6,392,086	6,289,238
CP OpCo, LLC	Services: Consumer	Senior Secured First Lien Term loan (3) LIBOR + 4.500%, 1.000% Floor	3/31/2019	564,956	564,956	564,956

Company	Industry	Type of Investment	Maturity	Par Amount	Cost	Fair Value(1)
CP OpCo, LLC	Services: Consumer	Senior Secured First Lien Term loan (4) LIBOR + 4.500%, 1.000% Floor	3/31/2019	840,996	840,996	840,996
CP OpCo, LLC	Services: Consumer	Senior Secured First Lien Term loan(4)(5) LIBOR + 4.500%, 1.000% Floor	3/31/2019	350,415	350,415	350,415
CP OpCo, LLC	Services: Consumer	Senior Secured First Lien Term loan(4)(5) LIBOR + 6.000%, 1.000% Floor	3/31/2019	2,478,388	1,195,026	1,239,194
CP OpCo, LLC	Services: Consumer	Senior Secured First Lien Term loan(4)(5) LIBOR + 6.000%, 1.000% Floor	3/31/2019	1,558,081	—	—
CP OpCo, LLC	Services: Consumer	Common Units	—	—	—	—
CRGT Inc.	High Tech Industries	Senior Secured First Lien Term loan(4) LIBOR + 6.500%, 1.000% Floor	12/19/2020	4,068,160	4,060,486	4,068,160
Elite Comfort Solutions LLC	Chemicals, Plastics & Rubber	Senior Secured First Lien Term loan(4) LIBOR + 6.500%, 1.000% Floor	1/15/2021	10,000,000	10,000,000	10,100,000
Explorer Holdings, Inc.	Healthcare & Pharmaceuticals	Senior Secured First Lien Term loan(4) LIBOR + 5.000%, 1.000% Floor	5/2/2023	1,243,750	1,232,468	1,252,208
GK Holdings, Inc.	Services: Business	Senior Secured First Lien Term loan(4) LIBOR + 5.500%, 1.000% Floor	1/20/2021	4,029,298	4,009,681	4,109,884
GTCR Valor Companies, Inc.	Media: Diversified & Production	Senior Secured First Lien Term loan(4) LIBOR + 6.000%, 1.000% Floor	6/16/2023	8,955,000	8,621,284	8,843,063
Harbortouch Payments, LLC	Banking, Finance, Insurance & Real Estate	Senior Secured First Lien Term loan(4) LIBOR + 4.750%, 1.000% Floor	10/31/2023	3,000,000	2,971,068	2,970,000
High Ridge Brands Co.	Consumer Goods: Non-Durable	Senior Secured First Lien Term loan(4) LIBOR + 5.250%, 1.000% Floor	6/30/2022	3,109,375	3,064,948	3,062,734
HNC Holdings, Inc.	Construction & Building	Senior Secured First Lien Term loan(4) LIBOR + 4.500%, 1.000% Floor	10/5/2023	165,000	164,199	166,650
Imagine! Print Solutions, LLC	Media: Advertising, Printing & Publishing	Senior Secured First Lien Term loan(4) LIBOR + 6.000%, 1.000% Floor	3/30/2022	5,961,841	5,913,053	6,021,459
Keurig Green Mountain, Inc.	Beverage & Food	Senior Secured First Lien Term loan(4) LIBOR + 5.500%, 1.000% Floor	3/3/2023	3,100,783	3,063,634	3,100,783
Keystone Peer Review Organization Holdings, Inc.	Healthcare & Pharmaceuticals	Senior Secured First Lien Term loan(4) ABR + 4.00%, 3.75% ABR Floor	12/28/2022	6,000,000	6,000,000	5,940,000
Kraton Polymers LLC	Chemicals, Plastics & Rubber	Senior Secured First Lien Term loan(4) LIBOR + 5.000%, 1.000% Floor	1/6/2022	5,000,000	4,828,278	5,050,000
MB Aerospace ACP Holdings II Corp.	Aerospace and Defense	Senior Secured First Lien Term loan(4) LIBOR + 5.500%, 1.000% Floor	12/15/2022	6,932,481	6,872,697	6,932,481
MWI Holdings, Inc.	Capital Equipment	Senior Secured First Lien Term loan(4) LIBOR + 5.500%, 1.000% Floor	6/29/2020	3,980,000	3,944,879	3,970,050
New Media Holdings II LLC	Media: Advertising, Printing & Publishing	Senior Secured First Lien Term loan(4) LIBOR + 6.250%, 1.000% Floor	6/4/2020	5,909,552	5,888,526	5,909,552
O2 Partners, LLC	Consumer Goods: Non-Durable	Senior Secured First Lien Term loan(4) LIBOR + 5.000%, 1.000% Floor	10/7/2022	6,483,750	6,421,171	6,418,913
Pomeroy Group LLC	Services: Business	Senior Secured First Lien Term loan(4) LIBOR + 6.000%, 1.000% Floor	11/30/2021	5,170,611	5,027,692	5,015,493
PT Network, LLC	Healthcare & Pharmaceuticals	Senior Secured First Lien Term loan(4) LIBOR + 6.500%, 1.000% Floor	11/30/2021	3,000,000	3,000,000	3,000,000
Quorum Health Corporation	Healthcare & Pharmaceuticals	Senior Secured First Lien Term loan(4) LIBOR + 5.750%, 1.000% Floor	4/29/2022	4,440,779	4,361,538	4,340,862

Company	Industry	Type of Investment	Maturity	Par Amount	Cost	Fair Value(1)
SCS Holdings I Inc.	Wholesale	Senior Secured First Lien Term loan(4) LIBOR + 4.250%, 1.000% Floor	10/30/2022	3,933,849	3,867,902	3,924,014
Southwest Dealer Services, Inc.	Automotive	Senior Secured First Lien Term loan(4) LIBOR + 6.000%, 1.000% Floor	3/16/2020	4,620,675	4,620,675	4,615,315
Sundial Group Holdings LLC	Consumer Goods: Non-Durable	Senior Secured First Lien Term loan(4) LIBOR + 6.250%, 1.000% Floor	10/19/2021	5,775,000	5,682,389	5,775,000
Survey Sampling International, LLC	Services: Business	Senior Secured First Lien Term loan(4) LIBOR + 6.000%, 1.000% Floor	12/16/2020	2,977,265	2,952,089	2,996,349
TaxAct, Inc.	Banking, Finance, Insurance & Real Estate	Senior Secured First Lien Term loan(4) LIBOR + 6.000%, 1.000% Floor	1/3/2023	3,009,259	2,938,091	3,009,259
The Garretson Resolution Group, Inc.	Services: Business	Senior Secured First Lien Term loan(4) LIBOR + 6.500%, 1.000% Floor	5/22/2021	4,843,750	4,843,750	4,862,931
TrialCard Incorporated	Services: Consumer	Senior Secured First Lien Term loan(4) LIBOR + 5.250%, 1.000% Floor	10/26/2021	7,000,000	6,932,567	7,000,000
Valence Surface Technologies, Inc.	Aerospace and Defense	Senior Secured First Lien Term loan(4) LIBOR + 5.500%, 1.000% Floor	6/13/2019	3,688,249	3,664,493	3,571,737
VCVH Holding Corp.	Healthcare & Pharmaceuticals	Senior Secured First Lien Term loan(4) LIBOR + 5.000%, 1.000% Floor	6/1/2023	5,970,000	5,914,339	5,910,300
Victory Capital Operating, LLC	Banking, Finance, Insurance & Real Estate	Senior Secured First Lien Term loan(4) LIBOR + 7.500%, 1.000% Floor	10/29/2021	1,621,005	1,598,430	1,637,215
Western Digital Corporation	High Tech Industries	Senior Secured First Lien Term loan(4) LIBOR + 3.750%, 0.750% Floor	4/29/2023	3,781,000	3,707,843	3,818,810
Z Gallerie, LLC	Retail	Senior Secured First Lien Term loan(4) LIBOR + 6.500%, 1.000% Floor	10/8/2020	4,924,812	4,924,812	4,924,812
Total				$187,314,127	$182,356,648	$183,657,487

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

Below is certain summarized financial information for the Sierra JV as of December 31, 2017 and 2016, and for the years ended December 31, 2017 and 2016:

	December 31, 2017	December 31, 2016
Selected Consolidated Statement of Assets and Liabilities Information:
Investments in loans at fair value (Amortized cost of $257,831,412 and $182,356,648, respectively)	$257,714,909	$183,657,487
Cash and cash equivalents	19,304,435	8,222,344
Other assets	678,254	700,901
Total assets	$277,697,598	$192,580,732

Senior credit facility payable (net of deferred financing costs of $2,064,346 and $1,286,453, respectively)	177,935,654	122,624,547
Other liabilities	8,194,099	442,541
Interest payable	662,798	369,942
Total liabilities	$186,792,551	$123,437,030
Members’ capital	90,905,047	69,143,702
Total liabilities and members' capital	$277,697,598	$192,580,732

	Year ended December 31, 2017	Year ended December 31, 2016
Selected Consolidated Statement of Operations Information:
Total investment income	$16,109,801	$10,387,435
Total expenses	7,890,429	4,985,788
Net change in unrealized appreciation/(depreciation) of investments	(1,316,608)	1,878,994
Net realized gain/(loss) on investments	1,509,314	(2,294,629)
Net income	$8,412,078	$4,986,012
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
The following table presents the fair value measurements of the Company’s total investments, by major class according to the fair value hierarchy, as of December 31, 2017:

Type of Investment (1)	Level 1	Level 2	Level 3	Total
Asset
Senior secured first lien term loans		$2,487,750	$567,414,544	$569,902,294
Senior secured first lien notes		12,487,185	30,270,881	42,758,066
Senior secured second lien term loans			231,837,617	231,837,617
Subordinated notes			74,341,285	74,341,285
Equity/warrants			65,754,315	65,754,315
Total	$—	$14,974,935	$969,618,642	$984,593,577
Sierra Senior Loan Strategy JV I LLC				$79,515,513
Total Investments, at fair value				$1,064,109,090
 ________________________________

(1)	Certain investments that are measured at fair value using NAV have not been categorized in the fair value hierarchy. The fair value amounts presented in the table are intended to permit reconciliation of the fair value hierarchy to the amount presented in the Consolidated Statements of Assets and Liabilities.

Derivative Instrument-Long Exposure	Level 1	Level 2	Level 3	Total
Asset/(Liability)
Unrealized appreciation/(depreciation) on Total return swap with Citibank, N.A.	$—	$—	$(5,354,868)	$(5,354,868)

The following table presents the fair value measurements of the Company’s total investments, by major class according to the fair value hierarchy, as of December 31, 2016:

Type of Investment (1)	Level 1	Level 2	Level 3	Total
Asset
Senior secured first lien term loans	$—	$—	$493,340,277	$493,340,277
Senior secured first lien notes	—	25,540,638	46,429,960	71,970,598
Senior secured second lien term loans	—	—	260,008,735	260,008,735
Subordinated Notes	—	—	55,185,590	55,185,590
Equity/warrants	1,262,666	—	40,879,809	42,142,475
Total	$1,262,666	$25,540,638	$895,844,371	$922,647,675
Sierra Senior Loan Strategy JV I LLC				$60,496,647
Total Investments, at fair value				$983,144,322
 ________________________________

(1)	Certain investments that are measured at fair value using NAV have not been categorized in the fair value hierarchy. The fair value amounts presented in the table are intended to permit reconciliation of the fair value hierarchy to the amount presented in the Consolidated Statements of Assets and Liabilities.

Derivative Instrument-Long Exposure	Level 1	Level 2	Level 3	Total
Asset/(Liability)
Unrealized appreciation/(depreciation) on Total return swap with Citibank, N.A.	$—	$—	$(13,647,330)	$(13,647,330)

The following table provides a reconciliation of the beginning and ending balances for total investments that use Level 3 inputs for the year ended December 31, 2017:

	Senior Secured First Lien Term Loans	Senior Secured First Lien Notes	Senior Secured Second Lien Term Loans	Subordinated Notes	Equity/warrants	Total Return Swap	Total
Balance, December 31, 2016	$493,340,277	$46,429,960	$260,008,735	$55,185,590	$40,879,809	$(13,647,330)	$882,197,041
Purchases	225,034,789	2,479,999	91,381,785	29,479,590	36,987,442	—	385,363,605
Sales	(129,069,527)	(22,810,699)	(107,375,787)	(7,815,111)	(9,020,654)	—	(276,091,778)
Transfers in	—	9,720,000	—	—	—	—	9,720,000
Transfers out	—	(3,404,186)	—	—	—	—	(3,404,186)
Amortization of discount/(premium)	1,151,096	63,653	224,300	—	—	—	1,439,049
Paid-in-kind interest income	5,499,977	—	—	—	—	—	5,499,977
Net realized gains (losses)	(11,031,955)	(1,490,663)	(9,031,310)	(107,130)	(3,642,142)	—	(25,303,200)
Net change in unrealized appreciation/ (depreciation)	(17,510,113)	(717,183)	(3,370,106)	(2,401,654)	549,860	8,292,462	(15,156,734)
Balance, December 31, 2017	$567,414,544	$30,270,881	$231,837,617	$74,341,285	$65,754,315	$(5,354,868)	$964,263,774
Change in net unrealized appreciation/(depreciation) in investments held as of December 31, 2017 (1)	$(25,080,630)	$(1,582,825)	$(11,104,556)	$(2,303,479)	$(2,125,044)	$8,292,462	$(33,904,072)
 __________________________
(1)    Amount is included in the related amount on investments and derivative instruments in the condensed consolidated statements of operations.
Transfers between levels of the fair value hierarchy are reported at the beginning of the reporting period in which they occur. During the year ended December 31, 2017, the Company recorded $3,404,186 in transfers from Level 3 to Level 2 due to an increase in observable inputs in market data and no other transfers between levels. During the year ended December 31, 2017, the Company recorded $9,720,000 in transfers from Level 2 to Level 3 due to a decrease in observable inputs in market data and no other transfers between levels.

The following table provides a reconciliation of the beginning and ending balances for total investments that use Level 3 inputs for the year ended December 31, 2016:

	Senior Secured First Lien Term Loans	Senior Secured First Lien Notes	Senior Secured Second Lien Term Loans	Subordinated Notes	Equity/warrants	Total Return Swap	Total
Balance, December 31, 2015	$514,638,092	$47,477,500	$278,645,464	$—	$13,243,836	$(27,365,819)	$826,639,073
Purchases	213,298,187	4,849,425	30,261,251	53,639,058	33,365,624	—	335,413,545
Sales	(224,233,991)	(12,030,303)	(50,736,362)	(597,849)	(318,131)	—	(287,916,636)
Transfers in	—	11,678,675	—	—	—	—	11,678,675
Transfers out	—	(7,344,926)	—	—	—	—	(7,344,926)
Amortization of discount/(premium)	407,833	20,332	450,402	—	—	—	878,567
Paid-in-kind interest income	2,932,203	—	119,049	—	178,882	—	3,230,134
Net realized gains/(losses)	(14,770,906)	30,303	(5,140,146)	—	(790,778)	—	(20,671,527)
Net change in unrealized appreciation/(depreciation)	1,068,858	1,748,954	6,409,079	2,144,381	(4,799,625)	13,718,489	20,290,136
Balance, December 31, 2016	$493,340,276	$46,429,960	$260,008,737	$55,185,590	$40,879,808	$(13,647,330)	$882,197,041
Change in net unrealized appreciation/(depreciation) in investments held as of December 31, 2016 (1)	$(13,312,068)	$794,310	$234,141	$2,144,381	$(5,817,214)	$13,718,489	$(2,237,961)
 _____________________
(1) Amount is included in the related amount on investments and derivative instruments in the condensed consolidated statements of operations

Transfers between levels of the fair value hierarchy are reported at the beginning of the reporting period in which they occur. During the year ended December 31, 2016, the Company recorded $7,344,926 in transfers from Level 3 to Level 2 and $11,678,675 in transfers from Level 2 to Level 3 due to availability of market data and observable valuation inputs to support the valuation. The Company recorded no other transfers between levels.

The following table presents the quantitative information about Level 3 fair value measurements of the Company’s total investments, as of December 31, 2017:

Type of Investment	Fair Value	Valuation techniques	Unobservable input(1)	Range (weighted average)
Senior Secured First Lien Term Loan	$414,580,810	Income Approach (DCF)	Market Yield	6.14% - 13.33% (9.42%)
Senior Secured First Lien Term Loan	277,048	Enterprise Value Analysis	Expected Proceeds	$0.0M - $0.2M ($0.2M)
Senior Secured First Lien Term Loan	69,511,390	Market Approach (Guideline Comparable)/Market Approach (Comparable Transactions)/Income Approach (DCF) /Enterprise Value Analysis	Revenue Multiple, EBITDA Multiple, Discount Rate, Expected Proceeds, Average List Price	0.63x - 2.00x (1.11x) / 4.50x-10.00x (6.83x) / 16.50% - 18.50% (17.91%) / $18.3M - $18.3M ($18.3M) / $1.0M - $1.0M ($1.0M)
Senior Secured First Lien Term Loan	82,989,017	Recent Arms-length transaction	Recent Arms-length transaction	N/A
Senior Secured First Lien Notes	30,148,223	Income Approach (DCF)	Market Yield	8.96% - 19.96% (11.98%)
Senior Secured First Lien Notes	122,658	Enterprise Valuation Analysis	Expected Proceeds	$0.1M - $0.1M ($0.1M)
Senior Secured Second Lien Term Loan	188,368,389	Income Approach (DCF)	Market Yield	7.86% - 13.93% (10.01%)
Senior Secured Second Lien Term Loan	43,262,977	Recent Arms-length transaction	Recent Arms-length transaction	N/A
Senior Secured Second Lien Term Loan	206,250	Market Approach (Guideline Comparable)	EBITDA Multiple	9.50x - 10.50x (10.00x)
Preferred Equity	5,123,448	Income Approach (DCF)	Market Yield	19.19%-19.19% (19.19%)
Equity/warrants	—	Enterprise Valuation Analysis	Expected Proceeds	$0.0M - $0.1M ($0.1M)
Equity/warrants	24,338,703	Market Approach (Guideline Comparable)/Market Approach (Comparable Transactions)/Income Approach (DCF)	Revenue Multiple, EBITDA Multiple, Discount Rate, Book Value Multiple, Average List Price	0.93x-2.00x (1.25x) / 5.00x-9.25x (7.70x) / 15.50% - 22.50% (16.33%) / 1.25x - 1.25x (1.25x) / $1.0M - $1.0M ($1.0M) / 8.50% - 8.50% (8.50%) / $18.3M - $18.3M ($18.3M)
Equity/warrants	36,348,444	Recent Arms-length transaction	Recent Arms-length transaction	N/A
Subordinated Notes	60,210,700	Income Approach (DCF)	Discount Rate	14.00% - 18.50% (16.17%)
Subordinated Notes	14,130,585	Recent Arms-length transaction	Recent Arms-length transaction	N/A
Total	$969,618,642
TRS	(5,354,868)	Income Approach (DCF)	Market yield	5.17% - 62.21% (8.26%)
Total	$964,263,774
 _________________________________

(1)	Represents the method used when the Company has determined that market participants would use such inputs when measuring the fair value of these investments.

The following table presents the quantitative information about Level 3 fair value measurements of the Company’s total investments, as of December 31, 2016:

Type of Investment	Fair Value	Valuation techniques	Unobservable input(1)	Range (weighted average)
Senior Secured First Lien Term Loan	$339,728,530	Income Approach (DCF)	Market Yield	7.44% - 18.50% (9.65%)
Senior Secured First Lien Term Loan	7,373,318	Market Approach (Guideline Comparable)	2016 and NTM Revenue Multiple	0.50x - 0.75x (0.63x)/0.50x - 0.75x (0.63x)
Senior Secured First Lien Term Loan	6,868,420	Market Approach (Guideline Comparable)	Revenue Generating Units	$393.75 - $525.00 ($459.38)
Senior Secured First Lien Term Loan	23,280,607	Market Approach (Guideline Comparable)/Income Approach (DCF)	NTM Revenue Multiple, NTM EBITDA Multiple Discount Rate	0.40x - 1.25x (1.09x) / 5.00x - 7.00x (6.57x) / 17.50% - 20.00% (18.93%)
Senior Secured First Lien Term Loan	20,885,087	Market Approach (Guideline Comparable)	NTM Revenue Multiple, Discount Rate	2.75x-3.25x (3.00x) /14.00%-16.00% (15.00%)
Senior Secured First Lien Term Loan	16,246,819	Market Approach (Guideline Comparable)/Income Approach (DCF)	Run-Rate Revenue Multiple, Run-Rate EBITDA Multiple, Discount Rate	0.50x - 1.00x (0.75x)/5.50x - 6.50x (6.00x)/18.50% - 21.50% (20.00%)
Senior Secured First Lien Term Loan	2,791,682	Market Approach (Guideline Comparable)	NTM Revenue Multiple, NTM EBITDA Multiple	0.5x - 1.00x (0.75x) /4.00x-5.00x (4.50x)
Senior Secured First Lien Term Loan	84,190,814	Recent Arms-length transaction	Recent Arms-length transaction	N/A
Senior Secured First Lien Notes	32,142,804	Income Approach (DCF)	Market Yield	7.57% - 115.94% (12.85%)
Senior Secured First Lien Notes	6,105,000	Recent Arms-length transaction	Recent Arms-length transaction	N/A
Senior Secured First Lien Notes	157,156	Enterprise Valuation Analysis	Estimated Liquidation Proceeds	$45.9M - $73.2M ($59.7M)
Senior Secured Second Lien Term Loan	242,539,805	Income Approach (DCF)	Market Yield	8.29% - 10.05% (73.13%)
Senior Secured Second Lien Term Loan	6,472,505	Recent Arms-length transaction	Recent Arms-length transaction	N/A
Senior Secured Second Lien Term Loan	—	Market Approach (Guideline Comparable)	LTM Revenue Multiple, LTM EBITDA Multiple	0.5 - 1.0x (0.75x) / 6.0x - 7.0x (6.5x)
Senior Secured Second Lien Term Loan	10,996,425	Market Approach (Guideline Comparable)/Income Approach (DCF)	LTM Revenue Multiple, NTM Revenue Multiple, LTM EBITDA Multiple, NTM EBITDA Multiple, Discount Rate	0.40x-0.60x(0.50x) /0.40x-0.60x(0.50x) / 8.25x-9.25x (8.75x)/ 7.50x-8.50x (8.00x)/17.50%-21.50% (19.50%)
Equity/warrants	—	Enterprise Valuation Analysis	Estimated Liquidation Proceeds	$45.9M - $73.2M ($59.7M)
Equity/warrants	967,238	Market Approach (Guideline Comparable)/Income Approach (DCF)	LTM EBITDA, Run-Rate Multiple, Discount rate	7.00x - 8.00x (7.50x)/7.00x - 8.00x (7.50x) / 16.00%-18.00% (17.00%)
Equity/warrants	5,051,193	Income Approach (DCF)	Market Yield	17.45%-17.45% (17.45%)
Equity/warrants	—	Market Approach (Guideline Comparable)/Income Approach (DCF)	NTM Revenue Multiple, NTM EBITDA Multiple, Discount Rate	0.40x - 1.00x (0.90x)/5.00x - 7.00x (6.65x)/17.50% - 18.00% (17.59%)
Equity/warrants	—	Market Approach (Guideline Comparable)/Income Approach (DCF)	Run-Rate Revenue Multiple, Run-Rate EBITDA Multiple, Discount Rate	0.50x - 1.00x (0.75x)/5.50x - 6.50x (6.00x)/18.50% - 21.50% (20.00%)
Equity/warrants	—	Market Approach (Guideline Comparable)	Revenue Generating Units	$393.75 - $525.00 ($459.38)
Equity/warrants	—	Market Approach (Guideline Comparable)	NTM Revenue Multiple, Discount Rate	2.75x-3.25x (3.00x) /14.00%-16.00% (15.00%)
Equity/warrants	—	Market Approach (Guideline Comparable)	LTM EBITDA Multiple	12.5x - 13.5x (0.0x)
Equity/warrants	4,265,419	Market Approach (Guideline Comparable) / Precedent Transaction	LTM and NTM EBITDA Multiple	4.50x-8.00x (7.10x) /4.50x-7.50x (6.72x)
Equity/warrants	16,095,959	Recent Arms-length transaction	Recent Arms-length transaction	N/A
Subordinated Notes	55,185,590	Income Approach (DCF)	Discount Rate	11.50% - 15.00% (13.21%)
Subordinated Notes	14,500,000	Recent Arms-length transaction	Recent Arms-length transaction	N/A
Total	$895,844,371
TRS	(13,647,330)	Income Approach (DCF)	Market yield	4.43% - 73.13% (9.56%)
Total	$882,197,041
 _________________________________

(1)	Represents the method used when the Company has determined that market participants would use such inputs when measuring the fair value of these investments.

The significant unobservable inputs used in the fair value measurement of the Company’s debt and derivative investments are market yields. Increases in market yields would result in lower fair value measurements.
The significant unobservable inputs used in the fair value measurement of the Company’s equity/warrant investments are comparable company multiples of revenue or EBITDA for the latest twelve months (“LTM”), next twelve months (“NTM”) or a reasonable period a market participant would consider. Increases in EBITDA multiples in isolation would result in higher fair value measurement.
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
On March 21, 2016, Arbor entered into the Fourth Amended and Restated Confirmation Letter Agreement (the “Fourth Amended Confirmation Agreement”) with Citibank to extended the term of the TRS from March 21, 2016 through March 21, 2019 and increased the interest rate payable to Citibank from LIBOR plus 1.35% per annum to LIBOR plus 1.65% per annum.
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
Arbor is required to pay a minimum usage fee in connection with the TRS of 1.60% on the amount equal to 85% of the average daily unused portion of the maximum amount permitted under the TRS. Such minimum usage fee will not apply during the first 365 days and last 60 days of the term of the TRS. Arbor will also pay Citibank customary fees in connection with the establishment and maintenance of the TRS. During the years ended December 31, 2017 and 2016, Arbor paid $67,976 and $687,131 in minimum usage fees, respectively.
Arbor is required to initially cash collateralize a specified percentage of each loan (generally 20% to 30% of the market value of such loan) included under the TRS in accordance with margin requirements described in the TRS Agreement. As of December 31, 2017 and 2016, Arbor has posted $48,000,000 and $79,620,942, respectively, in collateral to Citibank in relation to the TRS which is recorded on the consolidated statements of assets and liabilities as cash collateral on TRS. Arbor may be required to post additional collateral from time to time as a result of a decline in the mark-to-market value of the portfolio of loans subject to the TRS. The obligations of Arbor under the TRS Agreement are non-recourse to the Company and the Company’s exposure under the TRS Agreement is limited to the value of the Company’s investment in Arbor, which generally equals the value of cash collateral provided by Arbor under the TRS Agreement.
In connection with the TRS, Arbor has made customary representations and warranties and is required to comply with various covenants, reporting requirements and other customary requirements for similar transactions. In addition to customary events of default and termination events included in the form ISDA 2002 Master Agreement, the TRS Agreement contains the following termination events: (a) a failure to satisfy the portfolio criteria for at least 30 days; (b) a failure to post initial cash collateral or additional collateral as required by the TRS Agreement; (c) a default by Arbor or the Company with respect to indebtedness in an amount equal to or greater than the lesser of $10,000,000 and 2% of the Company’s NAV at such time; (d) a merger of Arbor or the Company meeting certain criteria; (e) the Company or Arbor amending their respective constituent documents to alter their investment strategy in a manner that has or could reasonably be expected to have a material adverse effect; and (f) SIC Advisors ceasing to be the investment manager of Arbor or to have authority to enter into transactions under the TRS Agreement on behalf of Arbor, and not being replaced by an entity reasonably acceptable to Citibank. As of December 31, 2017 and December 31, 2016, the Company did not have any derivatives with contingent features in net liability positions; therefore, if a trigger event had occurred, no amount would have been required to be posted by the Company.
The Company’s maximum credit risk exposure, as of December 31, 2017 and 2016, is $48,462,555 and $80,910,105, respectively, which is recorded on the consolidated statements of assets and liabilities as cash collateral on TRS and receivable due on TRS.
The Company’s receivable from Citibank represents realized amounts from payments on underlying loans in the TRS portfolio, which as of December 31, 2017 and 2016, was $462,555 and $1,289,163, respectively, which is recorded on the consolidated statements of assets and liabilities as receivable due on TRS. The Company does not offset collateral posted in relation to the TRS with any unrealized appreciation or depreciation outstanding in the consolidated statements of assets and liabilities as of December 31, 2017 or December 31, 2016.
Transactions in TRS contracts during the years ended December 31, 2017, 2016 and 2015 were as follows:

	2017	2016	2015
Interest income and settlement from TRS portfolio	$8,374,421	$8,446,168	10,906,949
Traded gains/(loss) on TRS loan sales	(9,778,359)	(1,633,995)	667,211
Net realized gains/(loss) on TRS portfolio	$(1,403,938)	$6,812,173	$11,574,160

Net change in unrealized appreciation/(depreciation) on TRS portfolio	$8,292,462	$13,718,489	$(19,714,222)
The Company held one derivative position as of the years ended December 31, 2017 and 2016, subject to a Master Agreement (“MA”). The following table represents the Company’s gross and net amounts after offset under the MA of the derivative assets and liabilities presented by derivative type net of the related collateral pledged by the Company as of December 31, 2017 and 2016:

	Gross Derivative Assets/ (Liabilities) Subject to MA	Derivative Amount Available for Offset	Net Amount Presented in the Consolidated Statements of Assets and Liabilities	Cash Collateral Posted(1)	Net Amount of Derivative Assets/(Liabilities)
December 31, 2017
TRS	$(5,354,868)	$—	$(5,354,868)	$5,354,868	$—
December 31, 2016
TRS	$(13,647,330)	$—	$(13,647,330)	$13,647,330	$—
 ______________________________

(1)
As of December 31, 2017 and 2016, $48,000,000 and $79,620,942 respectively, of cash was posted for initial margin requirements for the TRS as reported on the consolidated statements of assets and liabilities as cash collateral on TRS.

The following table shows the volume of the Company’s derivative transactions for the years ended December 31, 2017 and 2016:

	2017	2016
Average notional par amount of contracts	$235,946,069	$214,114,353

Note 6. Borrowings
The following table shows the Company's outstanding debt as of December 31, 2017 and 2016:

	December 31, 2017			December 31, 2016
	Total Commitment	Balance Outstanding	Unused Commitment	Total Commitment	Balance Outstanding	Unused Commitment
ING Credit Facility	$220,000,000	$195,000,000	$25,000,000	$175,000,000	$150,000,000	$25,000,000
Alpine Credit Facility	300,000,000	240,000,000	60,000,000	300,000,000	240,000,000	60,000,000
Total before deferred financing costs	520,000,000	435,000,000	85,000,000	475,000,000	390,000,000	85,000,000
Unamortized deferred financing costs	—	(5,286,927)	—	—	(4,340,533)	—
Total borrowings outstanding, net deferred financing costs	$520,000,000	$429,713,073	$85,000,000	$475,000,000	$385,659,467	$85,000,000
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
The ING Credit Facility allows for the Company, at its option, to borrow money at a rate of either (i) an alternate base rate plus 1.50% per annum or (ii) LIBOR plus 2.50% per annum. The interest rate margins are subject to certain step-downs upon the satisfaction of certain conditions described in the Revolving Credit Agreement. The alternate base rate will be the greatest of (i) the U.S. Prime Rate set forth in the Wall Street Journal, (ii) the federal funds effective rate plus 1/2 of 1%, and (iii) three month LIBOR plus 1.00%. As of December 31, 2017 and 2016, the commitment under the ING Credit Facility was $220,000,000 and $175,000,000, respectively, and the ING Credit Facility includes an accordion feature that allows for potential future expansion of the ING Credit Facility up to a total of $500,000,000. Availability of loans under the ING Credit Facility is linked to the valuation of the collateral pursuant to a borrowing base mechanism.
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
As of December 31, 2017 and 2016, the carrying amount of the Company’s borrowings under the ING Credit Facility approximated their fair value. The fair value of the Company’s debt obligation is determined in accordance with ASC 820, which defines fair value in terms of the price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The fair value of the Company’s borrowing under the ING Credit Facility is estimated based upon market interest rates of the Company’s borrowing or entities with similar credit risk, adjusted for nonperformance risk, if any. As of December 31, 2017 and 2016, the ING Credit Facility would be deemed to be Level 3, as defined in Note 4.
As of December 31, 2017 and 2016, $2,275,481 and $2,746,766, respectively, of financing costs related to the ING Credit Facility have been capitalized and are being amortized over the respective terms. The following table shows additional information about the interest and financing costs related to the ING Credit Facility for the years ended December 31, 2017 and 2016:

	For the year ended December 31,
	2017	2016	2015
Interest expense related to the ING Credit Facility	$5,895,421	$4,108,157	$3,431,490
Financing expenses related to the ING Credit Facility	898,786	734,610	687,481
Total interest and financing expenses related to the ING Credit Facility	$6,794,207	$4,842,767	$4,118,971

Weighted average outstanding debt balance of the ING Credit Facility	$146,657,534	$109,931,694	$97,547,945
Weighted average interest rate of the ING Credit Facility	4.0%	3.7%	3.5%
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
As of December 31, 2017, the carrying amount of the Company’s borrowings under the Alpine Credit Facility approximated the fair value of the Company’s debt obligation. The fair value of the Company’s debt obligation is determined in accordance with ASC 820, which defines fair value in terms of the price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The fair value of the Company’s borrowings under the Alpine Credit Facility is estimated based upon market interest rates of the Company’s borrowings or entities with similar credit risk, adjusted for nonperformance risk, if any. As of December 31, 2017, the Alpine Credit Facility would be deemed to be Level 3, as defined in Note 4.
As of December 31, 2017 and December 31, 2016, $3,011,446 and $1,593,767, respectively, of financing costs related to the Alpine Credit Facility has been capitalized and is being amortized over the respective terms. The following table shows additional information about the interest and financing costs related to the Alpine Credit Facility for the years ended December 31, 2017 and 2016:

	For the year ended December 31,
	2017	2016	2015
Interest expense related to the Alpine Credit Facility	$10,782,028	$9,385,618	$6,530,916
Financing expenses related to the Alpine Credit Facility	682,321	584,043	540,992
Total interest and financing expenses related to the Alpine Credit Facility	$11,464,349	$9,969,661	$7,071,908

Weighted average outstanding debt balance of the Alpine Credit Facility	$242,547,945	$240,000,000	$182,974,180
Weighted average interest rate of the Alpine Credit Facility	4.4%	3.8%	3.5%
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
The base management fee is calculated at an annual rate of 1.75% of the Company’s gross assets payable quarterly in arrears. For purposes of calculating the base management fee, the term “gross assets” includes any assets acquired with the proceeds of leverage. “Gross assets” also includes any cash collateral posted with respect to the TRS, adjusted for realized and unrealized appreciation. For the first quarter of the Company’s operations, the base management fee was calculated based on the initial value of the Company’s gross assets. Subsequently, the base management fee is calculated based on the gross assets at the end of each completed calendar quarter. Base management fees for any partial quarter are appropriately prorated. For the years ended December 31, 2017, 2016 and 2015, the Company recorded an expense for base management fees of $21,233,065, $19,928,802 and $17,234,293, respectively, of which $5,196,997 and $5,138,107 were payable at December 31, 2017 and 2016, respectively.
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
For the years ended December 31, 2017, 2016 and 2015, the Company recorded Incentive fees of $4,700,177, $9,281,479 and $4,434,352, respectively. As of December 31, 2017 and 2016, the Company recorded incentive fees payable of $2,827,372 and $1,405,419, respectively.
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
For the years ended December 31, 2017, 2016 and 2015, the Company recorded no capital gains incentive fee and no capital gains incentive fee payable.
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
Administration Agreement
On April 5, 2012, the Company entered into an administration agreement (the “Administration Agreement”) with Medley Capital LLC, pursuant to which Medley Capital LLC furnishes the Company with administrative services necessary to conduct its day-to-day operations. On February 28, 2013, Medley Capital LLC entered into a Sub-Administration Agreement with State Street Bank Global Fund Accounting and Custody to perform certain financial, accounting, administrative and other services on behalf of the Company. On March 8, 2018, the Company’s board of directors approved the renewal of the Administration Agreement for an additional one-year term at an in-person meeting. Medley Capital LLC is reimbursed for administrative expenses it incurs on the Company’s behalf in performing its obligations. Such costs are reasonably allocated to the Company on the basis of assets, revenues, time records or other reasonable methods. The Company does not reimburse Medley Capital LLC for any services for which it receives a separate fee or for rent, depreciation, utilities, capital equipment or other administrative items allocated to a controlling person of Medley Capital LLC. For the years ended December 31, 2017, 2016 and 2015, the Company recorded an expenses of $3,029,745, $2,847,745 and $2,261,789, respectively, relating to administrator expenses. As of December 31, 2017 and 2016, the Company had $695,777 and $850,678, respectively, in administrator fees payable.
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
For the years ended December 31, 2017, 2016 and 2015, the Company recorded net Expense Support Reimbursements of $0, $16,093,129 and $6,283,327, respectively, on the consolidated statements of operations. Repayments of amounts paid by SIC Advisors to the Company under the Expense Support Agreement will be accrued as they become probable and estimable. As of December 31, 2017 and 2016, the Company recorded $0 and $7,892,273, respectively, in its consolidated statements of assets and liabilities as due from affiliate relating to the Expense Support Agreement. The Company refers to Expense Support Reimbursements that are eligible for reimbursement to SIC Advisors by virtue of having satisfied the conditions described above as a “Crystalized Reimbursement.” As of December 31, 2017 and 2016, the Company recorded $0 and $135,784, respectively, of Crystalized Reimbursements and $0 and $135,784 was included in Due to Affiliate on the respective consolidated statements of assets and liabilities. As of December 31, 2017, 2016 and 2015, the total amounts eligible for reimbursement of the Company to SIC Advisors net of Crystalized Reimbursements was $24,973,540, $31,474,331 and $16,824,125, respectively.

The following table provides information regarding liabilities incurred by SIC Advisors pursuant to the Expense Support Agreement as well as other information relating to the Company’s ability to reimburse SIC Advisors for such payments:

Quarter Ended	Amount of Expense Payment Obligation	Amount Repaid to SIC Advisors	Operating Expense Ratio(1)	Annualized Distribution Rate(2)	Eligible to be Repaid Through
June 30, 2012	$454,874	$454,874	6.13%	8.00%	June 30, 2015
September 30, 2012	437,303	437,303	4.05%	8.00%	September 30, 2015
December 31, 2012	573,733	573,733	3.91%	8.00%	December 31, 2015
March 31, 2013	685,404	685,404	1.71%	8.00%	March 31, 2016
June 30, 2013	732,425	732,425	1.00%	7.84%	June 30, 2016
September 30, 2013(3)	1,262,848	1,078,500	0.83%	7.84%	September 30, 2016
December 31, 2013(3)	1,258,575	—	0.45%	7.84%	December 31, 2016
March 31, 2014(3)	1,313,470	135,784	0.45%	7.80%	March 31, 2017
June 30, 2014(3)	2,143,066	—	0.38%	7.80%	June 30, 2017
September 30, 2014(3)	1,717,593	123,025	0.38%	7.77%	September 30, 2017
December 31, 2014(3)	1,585,471	—	0.47%	8.00%	December 31, 2017
March 31, 2015	1,993,518	—	0.43%	8.00%	March 31, 2018
June 30, 2015	2,148,462	—	0.31%	8.00%	June 30, 2018
September 30, 2015	627,752	—	0.32%	8.25%	September 30, 2018
December 31, 2015	3,974,895	—	0.40%	8.65%	December 31, 2018
March 31, 2016	5,204,896	—	0.37%	8.89%	March 31, 2019
June 30, 2016	5,634,390	—	0.29%	8.89%	June 30, 2019
September 30, 2016	5,389,627	—	0.45%	8.84%	September 30, 2019

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

(3)	The unreimbursed part of the expense payment obligation has expired as of December 31, 2017

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

On March 20, 2017, the Company, SIC Advisors, and SC Distributors, LLC agreed to remove any dealer manager fee payable to SC Distributors, LLC by investors with respect to shares of common stock sold to investors under a placement agreement through a registered investment advisor. In connection with any such sales, SIC Advisors LLC has agreed to pay SC Distributors LLC a platform placement fee in an amount equal to 1.50% of the gross offering proceeds from such sales.

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

Opportunities for co-investments may arise when SIC Advisors or an affiliated adviser becomes aware of investment opportunities that may be appropriate for the Company and other clients or affiliated funds. The Company obtained an exemptive order from the SEC on November 25, 2013 (the “Prior Exemptive Order”). On March 29, 2017, the Company, SIC Advisors and certain other affiliated funds and investment advisers received an exemptive order (the "Exemptive Order") that supersedes the Prior Exemptive Order and allows affiliated registered investment companies to participate in co-investment transactions with us that would otherwise have been prohibited under Section 17(d) and 57(a)(4) and Rule 17d-1. On October 4, 2017, the Company, SIC Advisors and certain of our affiliates received an exemptive order that supersedes the Exemptive Order (the “New Exemptive Order”) and allows, in addition to the entities already covered by the Exemptive Order, Medley LLC and its subsidiary, Medley Capital LLC, to the extent they hold financial assets in a principal capacity, and any direct or indirect, wholly- or majority-owned subsidiary of Medley LLC that is formed in the future, to participate in co-investment transactions with us that would otherwise be prohibited by either or both of Sections 17(d) and 57(a)(4) of the 1940 Act. The terms of the New Exemptive Order are otherwise substantially similar to the Exemptive Order. Co-investment under the New Exemptive Order is subject to certain conditions, including the condition that, in the case of each co-investment transaction, our board of directors determines that it would to be in our best interest to participate in the transaction. However, neither we nor the affiliated funds are obligated to invest or co-invest when investment opportunities are referred to us or them. Please see footnote 5 to the consolidated schedule of investments as of December 31, 2017 and 2016 for disclosures regarding securities also held by affiliated funds.
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
For the years ended December 31, 2017, 2016 and 2015, the Company recorded directors' fees expenses in General and Administrative expenses on the consolidated statements of operations of $390,500, $285,972 and $247,625, respectively, of which no amount was payable at December 31, 2017, 2016 and 2015, respectively.
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
The following table sets forth the computation of the weighted average basic and diluted net increase in net assets per share from operations for the years ended December 31, 2017, 2016 and 2015:

	2017	2016	2015
Net increase/(decrease) in net assets from operations	$12,505,156	$69,328,795	$(10,112,813)
Weighted average common stock outstanding	96,248,024	90,424,090	70,648,292
Weighted average basic and diluted earnings per common share	$0.13	$0.77	$(0.14)
Note 11. Commitments
As of December 31, 2017 and 2016, the Company had $74,816,205 and $26,944,303, respectively, of unfunded commitments under loan and financing agreements. These amounts are primarily composed of commitments for senior secured term loans, revolvers, and additional capital contributions for the Sierra JV. The unrealized gain or loss associated with unfunded commitments is recorded in the financial statements and reflected as an adjustment to the valuation of the related security in the Consolidated Schedule of Investments. The par amount of the unfunded commitments are not recognized by the Company until the commitment is funded.

	As of December 31,
	2017	2016
AAAHI Acquisition Corporation	$1,700,234	$2,219,626
AAR Intermediate Holdings, LLC	440,227	477,961
Access Media Holdings, LLC	93,800
Alpine SG, LLC	2,857,143	—
Barrys Bootcamp Holdings, LLC	7,028,571	—
Black Angus Steakhouses, LLC	3,571,429	3,794,643
Brook & Whittle Holding Corp.	708,215	—
Central States Dermatology Services, LLC	459,738	—
Charming Charlie, Inc.	1,215,520	—
Covenant Surgical Partners, Inc.	1,317,436	—
CP Opco, LLC	348,265	9,291
Elite Comfort Solutions LLC	3,238,955	4,438,615
Engineered Machinery Holdings, Inc.	38,298	—
First Boston Construction Holdings, LLC	—	600,000
Impact Sales, LLC	1,347,656	1,562,500
IOP Monroe Acquisition, Inc.	2,500,000	—
Manna Pro Products, LLC	833,333	—
MCM 500 East Pratt Holdings, LLC	4,544,129	—
Nuspire Networks	2,500,000	2,500,000
PT Network, LLC	4,437,433	4,166,667
RMS Holding Company, LLC	2,737,407	—
SavATree, LLC	361,111	—
SFP Holdings, Inc.	3,722,222	—
Sierra Senior Loan Strategy JV I LLC	7,683,750	875,000
Simplified Logistics, LLC	5,596,243	—
Smart Financial Operations, LLC	6,300,000	6,300,000
Smile Doctors LLC	3,764,032	—
SRS Software	5,000,000	—
TwentyEighty, Inc.	471,058	—
Total Commitments	$74,816,205	$26,944,303
Note 12. Fee Income
Fee income consists of origination fees, amendment fees, prepayment fees, administrative agent fees and other miscellaneous fees. Origination fees, prepayment fees, amendment fees, and other similar fees are non-recurring fee sources. Such fees are received on a transaction by transaction basis and do not constitute a regular stream of income. The following table shows the Company’s fee income for the years ended December 31, 2017, 2016 and 2015:

	2017	2016	2015
Origination fee	$5,017,842	$3,109,643	$8,083,671
Prepayment fee	1,159,434	4,384,637	1,169,104
Amendment fee	1,078,410	1,000,804	1,233,349
Administrative agent fee	130,659	82,998	32,152
Other fees	17,092	125,814	132,981
Total fee income	$7,403,437	$8,703,896	$10,651,257
Note 13. Distributions and Share Repurchase Program Distributions
Distributions to common stockholders are recorded on the ex-dividend date. The amount to be paid out as a distribution is determined by the Company’s board of directors.
The Company has adopted an “opt in” distribution reinvestment plan (“DRIP”) pursuant to which the Company’s common stockholders may elect to have the full amount of any cash distributions reinvested in additional shares of the Company’s common stock. On June 30, 2017, the Board approved an amendment to the DRIP, pursuant to which the number of newly-issued shares of the Company’s common stock to be issued to a participating stockholder shall be determined by dividing the total dollar amount of the distribution payable to such stockholder by a price equal to 94.5%, rather than 90%, of the Company’s then current offering price. The Company amended the DRIP as a result of the Company’s revised fee structure, which went into effect on June 16, 2017. Under the Company’s revised fee structure the upfront selling commission was reduced from 7.00% of gross proceeds to up to 3.00% of gross proceeds and the dealer manager fee was reduced from 2.75% of gross proceeds to up to 2.50% of gross proceeds. If the Company declares a cash dividend or other distribution, each stockholder that has “opted in” to the Company’s reinvestment plan will have their distributions automatically reinvested in additional shares of the Company’s common stock rather than receiving cash distributions. Stockholders who receive distributions in the form of shares of common stock will be subject to the same federal, state and local tax consequences as if they received cash distributions. For the year ended December 31, 2017, the Company distributed a total of $61,549,954, of which $33,728,836 was in cash and $27,821,118 was in the form of common shares associated with the DRIP. For the year ended December 31, 2016, the Company distributed a total of $68,596,940, of which $36,118,048 was in cash and $32,478,892 was in the form of common shares associated with the DRIP. For the year ended December 31, 2015, the Company distributed a total of $56,804,630, of which $29,576,900 was in cash and $27,227,730 was in the form of common shares associated with the DRIP.
The following table reflects the cash distributions per share that we have declared or paid to our stockholders during 2017 and 2016. Stockholders of record as of each respective semi-monthly record date were entitled to receive the distribution.

Record Date	Payment Date	Amount per share
January 15 and 29, 2016	January 29, 2016	0.03333
February 12 and 29, 2016	February 29, 2016	0.03333
March 15 and 31, 2016	March 31, 2016	0.03333
April 15 and 29, 2016	April 29, 2016	0.03333
May 13 and 31, 2016	May 31, 2016	0.03333
June 15 and 30, 2016	June 30, 2016	0.03333
July 15 and 29, 2016	July 29, 2016	0.03333
August 15 and 31, 2016	August 31, 2016	0.03333
September 15 and 30, 2016	September 30, 2016	0.03333
October 14 and 31, 2016	October 31, 2016	0.02667
November 15 and 30, 2016	November 30, 2016	0.02667
December 15 and 30, 2016	December 31, 2016	0.02667
January 13 and 31, 2017	January 31, 2017	0.02667
February 15 and 28, 2017	February 28, 2017	0.02667
March 15 and 31, 2017	March 31, 2017	0.02667
April 14 and 28, 2017	April 28, 2017	0.02667
May 15 and 31, 2017	May 31, 2017	0.02667
June 15 and 30, 2017	June 30, 2017	0.02667
July 14 and 31, 2017	July 31, 2017	0.02667
August 15 and 31, 2017	August 31, 2017	0.02667
September 15 and 29, 2017	September 29, 2017	0.02667
October 13 and 31, 2017	October 31, 2017	0.02667
November 15 and 30, 2017	November 30, 2017	0.02667
December 15 and 29, 2017	December 29, 2017	0.02667

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
The following table reflects activity under the Company’s Share Repurchase Program:

Offer Date	Quantity Offered	Price per Share	Repurchase Date	Repurchase Quantity
6/4/2013	16,652	$9.18	—	—
8/8/2013	32,627	9.13	9/27/2013	3,642
11/7/2013	60,966	9.14	12/19/2013	5,826
3/12/2014	120,816	9.18	4/25/2014	9,835
5/6/2014	199,476	9.20	6/13/2014	17,777
8/5/2014	294,068	9.25	9/12/2014	35,887
11/5/2014	411,894	9.22	12/24/2014	411,894
3/4/2015	535,571	8.97	4/24/2015	68,472
5/6/2015	620,420	8.98	6/24/2015	90,916
8/5/2015	727,654	8.96	9/29/2015	328,353
11/3/2015	853,688	8.56	12/23/2015	285,559
3/2/2016	959,436	8.16	4/29/2016	959,436
5/5/2016	1,005,447	8.04	6/30/2016	855,215
8/4/2016	1,048,412	8.11	9/28/2016	1,048,407
11/25/2016	1,077,370	8.14	12/27/2016	1,077,352
4/4/2017	871,815	8.17	5/4/2017	871,806
5/23/2017	876,277	8.10	6/23/2017	876,254
8/24/2017	870,360	8.02	9/25/2017	870,337
12/25/2017	873,974	7.89	12/22/2017	873,932
In the event of the death or disability of a stockholder, the Company will repurchase the shares held by such stockholder at a price equal to the NAV per share of our shares as disclosed in the periodic report the Company files with the SEC immediately following the date of the death or disability of such stockholder. During the years ended December 31, 2017, 2016 and 2015, the Company repurchased 179,438, 5,355 and 34,560 shares, respectively, of certain shareholders due to death or disability.

Note 14. Financial Highlights
The following is a schedule of financial highlights of the Company for the years ended December 31, 2017, 2016, 2015, 2014 and 2013:

	For the years ended December 31,
	2017	2016	2015	2014	2013
Per Share Data:(1)
Net asset value at beginning of period	$8.17	$8.16	$8.97	$9.18	$8.96
Net investment income/(loss)	0.55	0.66	0.66	0.55	0.72
Net realized gains/(losses) on investments and total return swap	(0.27)	(0.15)	0.16	0.20	0.01
Net unrealized appreciation/(depreciation) on investments and total return swap	(0.14)	0.25	(0.96)	(0.35)	0.12
Net increase/(decrease) in net assets	0.14	0.76	(0.14)	0.40	0.85
Distributions from return of capital		—	—	(0.19)	—
Distributions declared from net investment income(2)	(0.64)	(0.76)	(0.80)	(0.61)	(0.80)
Distributions from net realized capital gains		—	—	—	—
Total distributions to shareholders	$(0.64)	$(0.76)	$(0.80)	$(0.80)	$(0.80)
Issuance of common shares above net asset value(3)	(0.01)	0.01	0.13	0.19	0.17
Net asset value at end of period	$7.66	$8.17	$8.16	$8.97	$9.18
Total return based on net asset value(4)(5)	1.53%	9.87%	(0.46)%	6.48%	11.75%
Portfolio turnover rate	36.31%	26.33%	23.66%	37.17%	51.30%
Shares outstanding at end of period	96,620,231	94,666,418	82,623,649	54,260,324	16,663,500
Net assets at end of period	$739,954,157	$773,113,087	$674,124,099	$486,519,913	$153,002,273
Ratio/Supplemental Data:
Ratio of net investment income to average net assets(5)	6.84%	8.20%	7.57%	6.09%	7.56%
Ratio of net expenses (including incentive fees) to average net assets(5)	7.13%	5.44%	6.37%	6.17%	3.77%
Ratio of incentive fees to average net assets	0.61%	1.27%	0.72%	(0.06)%	0.26%
Supplemental Data:
Asset coverage ratio per unit(6)	$2,330	$2,476	$2,386	$2,211	$5,480
Percentage of non-recurring fee income(7)	6.79%	8.64%	12.40%	20.10%	7.72%
Ratio of net expenses (excluding incentive fees) to average net assets	6.52%	4.18%	5.65%	6.23%	3.51%
Ratio of interest and financing related expenses to average net assets (8)	2.38%	2.03%	1.82%	0.98%	0.26%
 ________________________________

(1)
The per share data was derived by using the weighted average shares outstanding during the years ended December 31, 2017, 2016, 2015, 2014 and 2013 which were 96,248,024, 90,424,090, 70,648,292, 35,425,825 and 7,426,660 respectively.

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

(5)
Total returns, ratios of net investment income and ratios of gross expenses to average net assets for the years ended December 31, 2016, 2015, 2014 and 2013, prior to the effect of the Expense Support Agreement were as follows: total return 7.57%, (1.76)%, 5.00% and 8.88% and ratio of net investment income: 8.32%, 6.54%, 4.51% and 2.04% and ratio of net expenses to average net assets: 7.76%, 7.39%, 7.87% and 9.61%, respectively.

(6)
Asset coverage per unit is the ratio of the carrying value of the Company's total consolidated assets for regulatory purposes, which includes the underlying fair value of net TRS, less all liabilities and indebtedness not represented by senior securities to the aggregate amount of Senior Securities representing indebtedness and the implied leverage on the TRS. Asset coverage per unit is expressed in terms of dollars per $1,000 of indebtedness. For the years ended December 31, 2017, 2016, 2015, 2014 and 2013 the Company's Asset Coverage Per Unit including unfunded commitments was 2,054, $2,355, $2,318, $2,141 and $5,480 respectively.

(7)	Represents the impact of non-recurring fees over total investment income.

(8)
The ratio of interest and financing related expenses to average net assets for the years ended December 31, 2016 and 2015 have been revised to include financing costs. The ratios were previously reported as 1.85% and 1.62%, respectively

Note 15. Selected Quarterly Financial Data (unaudited)

	Quarter Ended
	December 31, 2017	September 30, 2017	June 30, 2017	March 31, 2017
Total investment income	$28,599,983	$27,640,738	24,704,225	26,230,591
Total investment income per common share	0.30	0.29	0.26	0.28
Net investment income	13,146,818	13,501,720	12,109,185	13,745,747
Net investment income per common share	0.14	0.14	0.13	0.14
Net realized and unrealized gain/(loss)	(20,625,797)	(10,113,346)	(3,982,390)	(5,276,781)
Net realized and unrealized gain/(loss) per common share	(0.21)	(0.10)	(0.04)	(0.06)
Net increase/(decrease) in net assets resulting from operations	(7,478,979)	3,388,374	8,126,795	8,468,966
Basic and diluted earnings/(loss) per common share	(0.08)	0.04	0.08	0.09
Net asset value per common share at end of quarter	7.66	7.89	8.02	8.10

	Quarter Ended
	December 31, 2016	September 30, 2016	June 30, 2016	March 31, 2016
Total investment income	$26,608,281	$25,148,661	$24,797,049	$23,226,505
Total investment income per common share	0.28	0.27	0.27	0.27
Net investment income	13,673,095	15,609,962	16,159,711	14,521,704
Net investment income per common share	0.14	0.17	0.18	0.17
Net realized and unrealized gain/(loss)	3,825,620	5,224,610	8,561,077	(8,246,984)
Net realized and unrealized gain/(loss) per common share	0.04	0.06	0.09	(0.09)
Net increase/(decrease) in net assets resulting from operations	17,498,715	20,834,572	24,720,788	6,274,720
Basic and diluted earnings/(loss) per common share	0.18	0.23	0.28	0.07
Net asset value per common share at end of quarter	8.17	8.14	8.11	8.04

	Quarter Ended
	December 31, 2015	September 30, 2015	June 30, 2015	March 31, 2015
Total investment income	$23,853,088	$23,479,346	$22,300,447	$16,006,819
Total investment income per common share	0.29	0.31	0.33	0.27
Net investment income	13,980,254	11,508,990	12,111,932	8,899,327
Net investment income per common share	0.17	0.15	0.18	0.15
Net realized and unrealized gain/(loss)	(31,161,585)	(28,007,718)	(542,566)	3,098,553
Net realized and unrealized gain/(loss) per common share	(0.38)	(0.38)	(0.01)	0.05
Net increase/(decrease) in net assets resulting from operations	(17,181,331)	(16,498,728)	11,569,366	11,997,880
Basic and diluted earnings/(loss) per common share	(0.21)	(0.22)	0.17	0.21
Net asset value per common share at end of quarter	8.16	8.56	8.96	8.98
Note 16. Subsequent Events
Management has evaluated subsequent events through the date of issuance of the consolidated financial statements included herein. There have been no subsequent events that occurred during such period that would require disclosure in this Form 10-K or would be required to be recognized in the consolidated financial statements as of and for the year ended December 31, 2017, except as disclosed below.

On January 12, 2018, the Board of Directors declared a series of semi-monthly distributions for January, February and March 2018 in the amount of $0.02667 per share. These distributions represent an annualized yield of 7.85% based on the Company’s current offering price of $8.15 per share. Stockholders of record as of each respective semi-monthly record date will be entitled to receive the distribution. Below are the details for each respective distribution:

Record Date	Payment Date	Amount per share
January 12 and 31, 2018	January 31, 2018	$0.02667
February 15 and 28, 2018	February 28, 2018	0.02667
March 15 and 30, 2018	March 30, 2018	0.02667
The Company issued common shares and received gross proceeds of approximately $0 million subsequent to December 31, 2017.

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
Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Rule 13a-15(f) of the Exchange Act, and for performing an assessment of the effectiveness of internal control over financial reporting as of December 31, 2017. Internal control over financial reporting is a process designed by, or under the supervision of, our principal executive and principal financial officers, or persons performing similar functions, and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.
Management performed an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2017 based upon the criteria set forth in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our assessment, management determined that our internal control over financial reporting was effective as of December 31, 2017.
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

Item 9B. Other Information

None.
PART III

Item 10. Directors, Executive Officers and Corporate Governance
The information required by Item 10 is hereby incorporated by reference from our definitive Proxy statement relating to our 2018 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of our fiscal year.

Item 11. Executive Compensation
The information required by Item 11 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2018 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of our fiscal year.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by Item 12 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2018 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of our fiscal year.

Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by Item 13 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2018 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of our fiscal year.

Item 14. Principal Accountant Fees and Services
The information required by Item 14 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2018 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of our fiscal year.

PART IV
Item 15. Exhibits and Financial Statement Schedules

(a)	The following documents are filed as part of this Annual Report:
The following consolidated financial statements are set forth in Item 8:

(b) Exhibits

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

10.12
Amended and Restated Loan Agreement, dated as of September 29, 2017, by and among Alpine Funding LLC as borrower, JPMorgan Chase Bank, National Association, as administrative agent, the Financing Providers from time to time party thereto, SIC Advisors LLC, as the portfolio manager, and the Collateral Administrator, Collateral Agent and Securities Intermediary party thereto

10.13	Fifth Amended and Restated Confirmation Letter Agreement, dated as of September 29, 2017, by and between Arbor Funding LLC and Citibank, N.A.

10.14	Amended and Restated Senior Secured Revolving Credit Agreement among the Company as borrower, the Lenders party thereto, and ING Capital LLC, as Administrative Agent, dated as of August 12, 2016

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

10.20
Amendment No. 1 to the Loan Agreement, dated as of July 23, 2014, by and among Alpine Funding LLC, as borrower, JPMorgan Chase Bank, National Association, as administrative agent, the Financing Providers from time to time party thereto, SIC Advisors LLC, as the portfolio manager, and the Collateral Administrator, Collateral Agent and Securities Intermediary party thereto

10.21	Limited Liability Company Operating Agreement of Sierra Senior Loan Strategy JV I LLC, dated March 27, 2015

11	Computation of Per Share Earnings (included in the notes to the financial statements contained in this report) *

12	Computation of Ratio of Earnings to Fixed Charges (included in the notes to the financial statements contained in this report) *

21	List of Subsidiaries*

31.1	Certification by Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification by Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

*	Filed herewith.

SIGNATURES
Pursuant to the requirements Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: March 12, 2018	Sierra Income Corporation.

	By	/s/ Seth Taube
Seth Taube Chief Executive Officer (Principal Executive Officer)

	By	/s/ Christopher M. Mathieu
Christopher M. Mathieu Chief Financial Officer (Principal Accounting and Financial Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the following capacities on March 12, 2018.

/s/ Seth Taube	Chief Executive Officer and Chairman of the Board of Directors
Seth Taube	(Principal Executive Officer)

/s/ Christopher M. Mathieu	Chief Financial Officer
Christopher M. Mathieu	(Principal Accounting and Financial Officer)

/s/ Brook Taube	Director
Brook Taube

/s/ Oliver T. Kane	Director
Oliver T. Kane

/s/ Valerie Lancaster-Beal	Director
Valerie Lancaster-Beal

/s/ Stephen R. Byers	Director
Stephen R. Byers