Form 10-Q
period 2018-03-31
Sierra Income Corp
filed 2018-05-08
CIK 1523526

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
_____________________________________________________
Form 10-Q
 ____________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2018
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

As of May 7, 2018, the Registrant had 97,888,267 shares of common stock, $0.001 par value, outstanding.

Sierra Income Corporation
Consolidated Statements of Assets and Liabilities

	March 31, 2018	December 31, 2017
ASSETS	(unaudited)
Investments at fair value
Non-controlled/non-affiliated investments (amortized cost of $920,184,577 and $975,968,734, respectively)	$885,103,021	$917,820,822
Controlled/affiliated investments (amortized cost of $172,036,556 and $153,660,073, respectively)	156,796,629	146,288,268
Investments at fair value	1,041,899,650	1,064,109,090
Cash and cash equivalents	44,690,925	64,909,759
Cash collateral on total return swap (Note 5)	44,000,000	48,000,000
Interest receivable from non-controlled/non-affiliated investments	9,205,453	9,039,243
Unsettled trades receivable	575,904	339,573
Receivable due on total return swap (Note 5)	492,241	462,555
Interest receivable from controlled/affiliated investments	270,325	638,458
Prepaid expenses and other assets	132,016	219,096
Receivable for Company shares sold	40,000	235,060
Total assets	$1,141,306,514	$1,187,952,834

LIABILITIES
Revolving credit facilities payable (net of deferred financing costs of $4,836,823 and $5,286,927, respectively) (Note 6)	$398,163,177	$429,713,073
Base management fees payable (Note 7)	5,003,816	5,196,997
Unrealized depreciation on total return swap (Note 5)	2,413,500	5,354,868
Interest payable	1,677,163	1,822,523
Accounts payable and accrued expenses	1,599,535	1,755,968
Administrator fees payable (Note 7)	723,535	695,777
Unsettled trades payable	723,188	308,233
Deferred tax liability	155,999	291,454
Payable for Company shares redeemed	4,738	—
Incentive fees payable (Note 7)	—	2,827,372
Total liabilities	$410,464,651	$447,966,265

Commitments (Note 11)

NET ASSETS
Common shares, par value $0.001 per share, 250,000,000 common shares authorized, 97,578,798 and 96,620,231 common shares issued and outstanding, respectively	$97,579	$96,620
Capital in excess of par value	850,980,124	843,592,066
Accumulated distribution in excess of net realized gain/(loss) from investments and total return swap	(80,104,530)	(49,402,054)
Accumulated undistributed net investment income	12,673,072	16,779,377
Net unrealized depreciation on investments and total return swap, net of provision for taxes of $69,399 and ($204,855), respectively	(52,804,382)	(71,079,440)
Total net assets	730,841,863	739,986,569
Total liabilities and net assets	$1,141,306,514	$1,187,952,834

NET ASSET VALUE PER COMMON SHARE	$7.49	$7.66
See accompanying notes to consolidated financial statements.

Sierra Income Corporation
Consolidated Statements of Operations

	Three Months Ended March 31,
	2018	2017
INVESTMENT INCOME	(unaudited)	(unaudited)
Interest and dividends from investments
Non-controlled/non-affiliated investments:
Cash	$19,826,763	$19,715,289
Payment-in-kind	1,126,608	1,815,049
Controlled/affiliated investments:
Cash	2,202,123	2,432,801
Payment-in-kind	536,818	64,598
Total interest and dividend income	23,692,312	24,027,737
Fee income (Note 12)	644,675	2,190,200
Interest from cash and cash equivalents	23,053	12,654
Total investment income	24,360,040	26,230,591
EXPENSES
Interest and financing expenses	5,172,430	3,944,084
Base management fees (Note 7)	5,003,816	5,208,569
General and administrative expenses	1,425,118	882,129
Administrator expenses (Note 7)	723,535	793,529
Professional fees	337,546	586,043
Offering costs	283,250	521,684
Incentive fees (Note 7)	—	548,806
Total expenses	12,945,695	12,484,844
NET INVESTMENT INCOME	11,414,345	13,745,747
REALIZED AND UNREALIZED GAIN/(LOSS) ON INVESTMENTS
Net realized gain/(loss) from non-controlled/non-affiliated investments	(32,181,098)	(13,194,328)
Net realized gain/(loss) on total return swap (Note 5)	1,478,622	2,719,351
Net change in unrealized appreciation/(depreciation) on non-controlled/non-affiliated investments	23,066,356	6,716,199
Net change in unrealized appreciation/(depreciation) on controlled/affiliated investments	(7,868,122)	(1,116,075)
Net change in unrealized appreciation/(depreciation) on total return swap (Note 5)	2,941,369	(104,356)
Change in provision for deferred taxes on unrealized appreciation/(depreciation) on investments	135,455	(297,572)
Net realized and unrealized gain/(loss) on investments	(12,427,418)	(5,276,781)
NET INCREASE/(DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS	$(1,013,073)	$8,468,966
WEIGHTED AVERAGE - BASIC AND DILUTED EARNINGS PER COMMON SHARE	$(0.01)	$0.09
WEIGHTED AVERAGE - BASIC AND DILUTED NET INVESTMENT INCOME PER COMMON SHARE	$0.12	$0.14
WEIGHTED AVERAGE COMMON STOCK OUTSTANDING - BASIC AND DILUTED (NOTE 10)	96,993,237	95,382,267
DISTRIBUTIONS DECLARED PER COMMON SHARE	$0.16	$0.16
See accompanying notes to the consolidated financial statements.

Sierra Income Corporation
Consolidated Statements of Changes in Net Assets

	Three Months Ended March 31,
	2018	2017
INCREASE/(DECREASE) FROM OPERATIONS	(unaudited)	(unaudited)
Net investment income	$11,414,345	$13,745,747
Net realized gain/(loss) on investments	(32,181,098)	(13,194,328)
Net realized gain/(loss) on total return swap (Note 5)	1,478,622	2,719,351
Net change in unrealized appreciation/(depreciation) on investments	15,198,234	5,600,124
Net change in unrealized appreciation/(depreciation) on total return swap (Note 5)	2,941,369	(104,356)
Change in provision for deferred taxes on unrealized appreciation/(depreciation) on investments	135,455	(297,572)
Net increase/(decrease) in net assets resulting from operations	(1,013,073)	8,468,966
SHAREHOLDER DISTRIBUTIONS (Note 2)
Distributions from net investment income	(15,520,650)	(15,267,181)
Distributions from return of capital	—	—
Distributions from net realized gains	—	—
Net decrease in net assets from shareholder distributions	(15,520,650)	(15,267,181)
COMMON SHARE TRANSACTIONS
Issuance of common shares, net of underwriting costs	1,448,175	6,071,081
Issuance of common shares pursuant to distribution reinvestment plan	6,667,713	7,085,971
Repurchase of common shares	(726,871)	(128,670)
Net increase in net assets resulting from common share transactions	7,389,017	13,028,382
Total increase/(decrease) in net assets	(9,144,706)	6,230,167
Net assets at beginning of period	739,986,569	773,113,087
Net assets at end of period(1)	$730,841,863	$779,343,254

Net asset value per common share	$7.49	$8.10
Common shares outstanding, beginning of period	96,620,231	94,666,418
Issuance of common shares	187,755	743,698
Issuance of common shares pursuant to distribution reinvestment plan	865,704	871,436
Repurchase of common shares	(94,892)	(15,755)
Common shares outstanding, end of period	97,578,798	96,265,797

(1)	Net assets at end of period include accumulated undistributed net investment income of $12,673,072 and $18,235,306 as of March 31, 2018 and 2017, respectively.

See accompanying notes to consolidated financial statements.

Sierra Income Corporation
Consolidated Statements of Cash Flows

	Three Months Ended March 31,
	2018	2017
	(unaudited)	(unaudited)
Cash flows from operating activities
NET INCREASE/(DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS:	$(1,013,073)	$8,468,966
ADJUSTMENT TO RECONCILE NET INCREASE/(DECREASE) IN NET ASSETS FROM OPERATIONS TO NET CASH USED IN OPERATING ACTIVITIES:
Payment-in-kind interest income	(1,663,426)	(1,879,647)
Net amortization of premium on investments	(582,738)	(305,936)
Amortization of deferred financing costs	468,855	347,220
Net realized (gain)/loss on investments	32,181,098	13,194,328
Net change in unrealized (appreciation)/depreciation on investments	(15,198,234)	(5,600,124)
Net change in unrealized (appreciation)/depreciation on total return swap (Note 5)	(2,941,368)	104,356
Purchases and originations	(68,641,471)	(100,087,565)
Proceeds from sale of investments and principal repayments	76,114,211	45,773,310
(Increase)/decrease in operating assets:
Unsettled trades receivable	(236,331)	(9,327,086)
Due from affiliate (Note 7)	—	1,250,000
Interest receivable from non-controlled/non-affiliated investments	(166,210)	1,901,126
Interest receivable from controlled/affiliated investments	368,133	532,961
Receivable for Company shares sold	195,060	107,123
Receivable due on total return swap (Note 5)	(29,686)	121,642
Prepaid expenses and other assets	87,080	9,016
Increase/(decrease) in operating liabilities:
Unsettled trades payable	414,955	1,373,273
Management fee payable	(193,181)	70,462
Accounts payable and accrued expenses	(156,433)	(411,891)
Incentive fees payable	(2,827,372)	(856,614)
Administrator fees payable	27,758	(57,149)
Interest payable	(145,360)	(404,358)
Deferred tax liability	(135,455)	297,572
Due to affiliate (Note 7)	—	(135,784)
NET CASH PROVIDED BY/(USED IN) OPERATING ACTIVITIES	15,926,812	(45,514,799)
Cash flows from financing activities:
Borrowings under revolving credit facility	17,000,000	60,000,000
Repayments of revolving credit facility	(49,000,000)	(50,000,000)
Proceeds from issuance of common stock, net of underwriting costs	1,448,175	6,071,081
Payment of cash distributions	(8,852,937)	(8,181,210)
Financing costs paid	(18,751)	(18,750)
Repurchase of common shares	(722,133)	(128,670)
NET CASH PROVIDED BY/(USED IN) FINANCING ACTIVITIES	(40,145,646)	7,742,451
TOTAL INCREASE/(DECREASE) IN CASH	(24,218,834)	(37,772,348)
CASH AND CASH COLLATERAL ON TOTAL RETURN SWAP AT BEGINNING OF PERIOD	112,909,759	179,021,736
CASH AND CASH COLLATERAL ON TOTAL RETURN SWAP AT END OF PERIOD(1)	$88,690,925	$141,249,388
Supplemental Information:
Cash paid during the period for interest	$4,848,935	$4,001,222
Supplemental non-cash information:
Non-cash purchase of investments	$9,667,649	$13,231,240
Non-cash sale of investments	9,667,649	13,231,240
Payment-in-kind interest income	536,818	1,879,647
Amortization of deferred financing costs	582,738	347,220
Net amortization of premium on investments	704,330	305,939
Issuance of common shares in connection with distribution reinvestment plan	$6,667,713	$7,085,971

(1)	Includes cash and cash equivalents of $44,690,925 and $52,449,338 and cash collateral on total return swap of $44,000,000 and $48,000,000 as of March 31, 2018 and 2017, respectively.
See accompanying notes to consolidated financial statements.

Sierra Income Corporation
Consolidated Schedule of Investments
As of March 31, 2018
(unaudited)

Company(1)(2)	Industry	Type of Investment	Maturity	Par Amount	Cost	Fair Value	% of Net Assets(3)
Non-controlled/non-affiliated investments – 121.1%							$739,986,569
AAAHI Acquisition Corporation	Transportation: Consumer	Senior Secured First Lien Term Loan LIBOR + 7.000%, 1.000% Floor (4)(5)	12/15/2021	$7,052,863	$7,052,862	$7,052,862	1.0%
		Senior Secured First Lien Term Loan LIBOR + 7.000%, 1.000% Floor (4)(5)(6)	12/14/2018	1,600,916	1,600,916	1,600,916	0.2%
				8,653,779	8,653,778	8,653,778
Alpha Media LLC	Media: Broadcasting & Subscription	Senior Secured First Lien Term Loan LIBOR + 6.000%, 1.000% Floor (7)	2/25/2022	6,019,898	5,830,091	5,777,296	0.8%
				6,019,898	5,830,091	5,777,296
Alpine SG, LLC	High Tech Industries	Senior Secured First Lien Term Loan LIBOR + 6.500%, 1.000% Floor (4)(5)(6)	11/16/2022	6,643,350	6,643,350	6,643,350	0.9%
		Senior Secured First Lien Term Loan LIBOR + 6.500%, 1.000% Floor (4)(5)	11/16/2022	13,466,250	13,466,250	13,466,250	1.8%
				20,109,600	20,109,600	20,109,600
American Dental Partners, Inc.	Healthcare & Pharmaceuticals	Senior Secured Second Lien Term Loan LIBOR + 8.500%, 1.000% Floor (4)(5)	9/25/2023	7,250,000	7,250,000	7,322,500	1.0%
				7,250,000	7,250,000	7,322,500
Amerijet Holdings, Inc.	Transportation: Cargo	Senior Secured First Lien Term Loan LIBOR + 8.000%, 1.000% Floor (5)(7)	7/15/2021	12,133,454	12,133,454	12,376,123	1.7%
				12,133,454	12,133,454	12,376,123
AMMC CLO 22, Limited Series 2018-22A	Multi-Sector Holdings	Subordinated Notes 15.238% effective yield (8)(9)(10)	4/25/2031	7,222,000	5,885,930	5,885,930	0.8%
				7,222,000	5,885,930	5,885,930
Anaren, Inc.	Aerospace & Defense	Senior Secured Second Lien Term Loan LIBOR + 8.250%, 1.000% Floor (4)	8/18/2021	10,000,000	9,945,251	10,000,000	1.4%
				10,000,000	9,945,251	10,000,000
Answers Finance, LLC	High Tech Industries	Senior Secured First Lien Term Loans LIBOR + 5.000%, 1.000% Floor (4)	4/15/2021	1,285,269	1,285,269	1,285,269	0.2%
		Senior Secured Second Lien Term Loan Base Rate + 4.500% (11)	9/15/2021	1,998,547	1,998,547	1,998,547	0.3%
		Common Stock - 389,533 shares (12)		—	5,426,955	5,426,195	0.7%
				3,283,816	8,710,771	8,710,011
APCO Holdings, Inc.	Automotive	Senior Secured First Lien Term Loan LIBOR + 6.000%, 1.000% Floor (5)(7)	1/31/2022	4,096,946	4,010,796	4,096,946	0.6%
				4,096,946	4,010,796	4,096,946
Apidos CLO XXIV, Series 2016-24A	Multi-Sector Holdings	Subordinated Notes 8.880% effective yield (5)(8)(9)(10)	7/20/2027	18,357,647	14,592,730	15,420,423	2.1%
				18,357,647	14,592,730	15,420,423
Asurion, LLC	Banking, Finance, Insurance & Real Estate	Senior Secured Second Lien Term Loan LIBOR + 6.000%, 1.000% Floor (4)(5)	8/4/2025	5,950,000	5,950,000	6,069,000	0.8%
				5,950,000	5,950,000	6,069,000
Aviation Technical Services, Inc.	Aerospace & Defense	Senior Secured Second Lien Term Loan LIBOR + 8.500%, 1.000% Floor (4)(5)(13)	3/31/2022	25,000,000	25,000,000	25,000,000	3.4%
				25,000,000	25,000,000	25,000,000
Barry's Bootcamp Holdings, LLC	Services: Consumer	Senior Secured First Lien Term Loan LIBOR + 6.500%, 1.000% Floor (4)(5)(6)	7/14/2022	8,571,429	8,571,429	8,571,429	1.2%
				8,571,429	8,571,429	8,571,429

Company(1)(2)	Industry	Type of Investment	Maturity	Par Amount	Cost	Fair Value	% of Net Assets(3)
Birch Communications Inc.	Telecommunications	Senior Secured First Lien Term Loan LIBOR + 7.250%, 1.000% Floor (4)(5)	7/17/2020	12,878,612	12,769,162	12,758,841	1.7%
				12,878,612	12,769,162	12,758,841
Black Angus Steakhouses, LLC	Hotel, Gaming & Leisure	Senior Secured First Lien Term Loan LIBOR + 9.000%, 1.000% Floor (4)\(5)(6)(13)	4/24/2020	18,995,536	18,995,536	18,609,192	2.5%
				18,995,536	18,995,536	18,609,192
Brook & Whittle Holding Corp.	Containers, Packaging & Glass	Senior Secured First Lien Term Loan LIBOR + 6.250%, 1.000% Floor (4)(5)(6)	10/17/2023	3,034,180	3,034,180	3,034,180	0.4%
				3,034,180	3,034,180	3,034,180
Central States Dermatology Services, LLC	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loan LIBOR + 6.500%, 1.000% Floor (5)(6)(7)	4/20/2022	2,968,424	2,968,424	2,968,424	0.4%
				2,968,424	2,968,424	2,968,424
Charming Charlie LLC	Retail	Senior Secured First Lien Term Loan LIBOR + 1.000%, 1.000% Floor (7)	6/8/2018	4,869,792	2,434,896	2,434,896	0.3%
		Senior Secured First Lien Term Loan LIBOR + 4.500%, 1.000% Floor (7)	6/8/2018	2,191,021	2,191,021	2,191,021	0.3%
				7,060,813	4,625,917	4,625,917
Covenant Surgical Partners, Inc.	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loan LIBOR + 4.750%, 1.000% Floor (4)(5)	10/4/2024	5,371,154	5,358,542	5,410,363	0.7%
		Senior Secured First Lien Term Loan LIBOR + 4.750%, 1.000% Floor (4)(5)(6)	10/4/2024	834,319	830,531	846,096	0.1%
				6,205,473	6,189,073	6,256,459
CP Opco, LLC	Services: Consumer	Senior Secured First Lien Term Loan Base Rate + 5.500%, PIK (5)(11)(14)	4/1/2019	230,542	209,514	41,290	0.0%
		Senior Secured First Lien Term Loan Base Rate + 8.500%, PIK (5)(11)(14)	4/1/2019	1,708,882	717,016	—	0.0%
		Preferred Units LIBOR+9.500%, 1.000% Floor, PIK(5)(14)		—	—	—	0.0%
		Common Units - 41 units(5)(12)		—	—	—	0.0%
				1,939,424	926,530	41,290
CPI International, Inc.	Aerospace & Defense	Senior Secured Second Lien Term Loan LIBOR + 7.250%, 1.000% Floor (5)(7)	7/28/2025	9,900,752	9,868,780	9,829,466	1.3%
				9,900,752	9,868,780	9,829,466
CSP Technologies North America, LLC	Containers, Packaging & Glass	Senior Secured First Lien Term Loan LIBOR + 5.250%, 1.000% Floor (4)(5)	1/31/2022	4,935,936	4,935,936	4,935,936	0.7%
				4,935,936	4,935,936	4,935,936
Deliver Buyer, Inc.	Services: Business	Senior Secured First Lien Term Loan LIBOR + 5.000%, 1.000% Floor (4)	5/1/2024	3,027,249	3,010,466	3,027,249	0.4%
				3,027,249	3,010,466	3,027,249
DHISCO Electronic Distribution, Inc.	Hotel, Gaming & Leisure	Senior Secured First Lien Term Loan LIBOR + 8.500%, 1.500% Floor (5)(7)	11/10/2019	2,631,735	2,631,735	2,631,735	0.4%
		Senior Secured First Lien Term Loan LIBOR + 11.000%, 1.500% Floor, PIK (5)(7)(14)	11/10/2019	9,801,998	9,207,947	1,460,498	0.2%
		Senior Secured First Lien Term Loan LIBOR + 12.250%, 1.500% Floor, PIK (5)(7)(14)	11/10/2019	8,537,086	7,257,480	—	0.0%
		Senior Secured First Lien Term Loan LIBOR + 13.250%, 1.500% Floor, PIK (5)(7)(14)	11/10/2019	8,044,135	2,940,892	—	0.0%
		Common Units - 769,230 units (5)(12)		—	769,231	—	0.0%

Company(1)(2)	Industry	Type of Investment	Maturity	Par Amount	Cost	Fair Value	% of Net Assets(3)
				29,014,954	22,807,285	4,092,233
Drew Marine Partners, LP	Transportation: Cargo	Senior Secured Second Lien Term Loan LIBOR + 7.000%, 1.000% Floor (7)	5/19/2021	10,000,000	10,045,096	10,000,000	1.4%
				10,000,000	10,045,096	10,000,000
Dryden 38 Senior Loan Fund, Series 2015-38A	Multi-Sector Holdings	Subordinated Notes 12.114% effective yield (8)(9)(10)	7/15/2027	7,000,000	4,909,709	5,090,400	0.7%
				7,000,000	4,909,709	5,090,400
Dryden 43 Senior Loan Fund, Series 2016-43A	Multi-Sector Holdings	Subordinated Notes 9.705% effective yield (5)(8)(9)(10)	7/20/2029	3,620,000	2,944,514	3,004,600	0.4%
				3,620,000	2,944,514	3,004,600
Dryden 49 Senior Loan Fund, Series 2017-49A	Multi-Sector Holdings	Subordinated Notes 13.164% effective yield (5)(9)(10)	7/18/2030	17,233,288	15,334,980	15,337,626	2.1%
				17,233,288	15,334,980	15,337,626
Dynamic Energy Services International LLC	Energy: Oil & Gas	Senior Secured First Lien Term Loan 13.500% PIK + LIBOR (5)(7)(14)	5/6/2019	10,251,945	9,874,797	6,210,629	0.8%
				10,251,945	9,874,797	6,210,629
Elite Comfort Solutions LLC	Chemicals, Plastics & Rubber	Senior Secured First Lien Term Loan LIBOR + 6.500%, 1.000% Floor (4)(6)	1/15/2021	9,666,845	9,666,845	9,666,845	1.3%
				9,666,845	9,666,845	9,666,845
Engineered Machinery Holdings, Inc.	Capital Equipment	Senior Secured Second Lien Term Loan LIBOR + 7.250%, 1.000% Floor (5)(6)(7)	7/18/2025	2,735,638	2,715,271	2,721,960	0.4%
		Senior Secured Second Lien Term Loan LIBOR + 7.250%, 1.000% Floor (5)(6)(7)	7/18/2025	201,064	201,064	199,867	0.0%
				2,936,702	2,916,335	2,921,827
First Boston Construction Holdings, LLC	Banking, Finance, Insurance & Real Estate	Senior secured first lien notes 12.000% (5)(6)	12/31/2020	7,937,000	7,937,000	7,937,000	1.1%
		Preferred Equity - 1,646,250 units (5)(6)(12)		—	1,984,250	1,984,250	0.3%
				7,937,000	9,921,250	9,921,250
FKI Security Group, LLC	Capital Equipment	Senior Secured First Lien Term Loan LIBOR + 8.500%, 1.000% Floor (4)(5)	3/30/2020	11,468,750	11,468,750	11,468,750	1.5%
				11,468,750	11,468,750	11,468,750
Friedrich Holdings, Inc.	Construction & Building	Senior Secured First Lien Term Loan LIBOR + 7.000%, 1.000% Floor (5)(7)	2/7/2023	13,737,717	13,737,717	13,875,094	1.9%
				13,737,717	13,737,717	13,875,094
GK Holdings, Inc.	Services: Business	Senior Secured Second Lien Term Loan LIBOR + 10.250%, 1.000% Floor (4)	1/20/2022	10,000,000	10,000,000	9,752,000	1.3%
				10,000,000	10,000,000	9,752,000
Golden West Packaging Group LLC	Forest Products & Paper	Senior Secured First Lien Term Loan LIBOR + 5.250%, 1.000% Floor (5)(7)	6/20/2023	3,800,427	3,800,427	3,800,427	0.5%
				3,800,427	3,800,427	3,800,427
Green Field Energy Services, Inc.	Energy: Oil & Gas	Senior Secured First Lien Notes 13.000% (5)(8)(14)	11/15/2016	766,616	754,615	122,658	0.0%
		Warrants - 0.00% of outstanding equity (5)(12)		—	29,000	—	0.0%
				766,616	783,615	122,658
HBC Holdings LLC	Wholesale	Senior Secured First Lien Term Loan LIBOR + 6.500%, 1.000% Floor (5)(7)	3/30/2020	12,037,500	12,037,500	11,846,104	1.6%
				12,037,500	12,037,500	11,846,104
Heligear Acquisition Co.	Aerospace & Defense	Senior secured first lien notes 10.250% (5)(8)	10/15/2019	15,000,000	15,000,000	15,219,000	2.1%
				15,000,000	15,000,000	15,219,000
High Ridge Brands Co.	Consumer Goods: Non-Durable	Senior secured first lien notes 8.875% (5)(8)(15)	3/15/2025	2,000,000	2,000,000	1,790,400	0.2%
				2,000,000	2,000,000	1,790,400

Company(1)(2)	Industry	Type of Investment	Maturity	Par Amount	Cost	Fair Value	% of Net Assets(3)
Holland Acquisition Corp.	Energy: Oil & Gas	Senior Secured First Lien Term Loan LIBOR + 9.000%, 1.000% Floor (4)	5/29/2018	4,515,605	4,509,595	3,216,465	0.4%
				4,515,605	4,509,595	3,216,465
Hylan Datacom & Electrical LLC	Construction & Building	Senior Secured First Lien Term Loan LIBOR + 7.500%, 1.000% Floor (5)(7)	7/25/2021	14,861,780	14,861,780	15,096,596	2.0%
				14,861,780	14,861,780	15,096,596
IHS Intermediate, Inc.	Services: Business	Senior Secured Second Lien Term Loan LIBOR + 8.250%, 1.000% Floor (4)	7/20/2022	25,000,000	25,000,000	25,000,000	3.4%
				25,000,000	25,000,000	25,000,000
Imagine! Print Solutions, LLC	Media: Advertising, Printing & Publishing	Senior Secured Second Lien Term Loan LIBOR + 8.750%, 1.000% Floor (4)(5)(16)	6/21/2023	8,950,000	8,832,414	8,502,500	1.1%
				8,950,000	8,832,414	8,502,500
Impact Sales, LLC	Services: Business	Senior Secured First Lien Term Loan LIBOR + 7.000%, 1.000% Floor (4)(5)(6)	12/30/2021	4,841,602	4,841,602	4,708,533	0.6%
				4,841,602	4,841,602	4,708,533
Interflex Acquisition Company, LLC	Containers, Packaging & Glass	Senior Secured First Lien Term Loan LIBOR + 8.000%, 1.000% Floor (5)(7)	8/18/2022	13,956,250	13,956,250	13,667,356	1.8%
				13,956,250	13,956,250	13,667,356
Invision Diversified, LLC	Services: Business	Senior Secured First Lien Term Loan LIBOR + 8.500%, 1.000% Floor (4)(5)(13)	6/30/2020	23,710,185	23,710,185	23,947,287	3.2%
				23,710,185	23,710,185	23,947,287
IOP Monroe Acquisition, Inc.	Capital Equipment	Senior Secured First Lien Term Loan LIBOR + 5.500%, 1.000% Floor (5)(6)(7)	4/1/2022	962,500	962,500	962,500	0.1%
				962,500	962,500	962,500
Isola USA Corp.	High Tech Industries	Senior Secured First Lien Term Loan LIBOR + 10.750%, 1.000% Floor (4)(6)	1/2/2023	113,828	113,828	113,828	0.0%
		Senior Secured Second Lien Term Loan LIBOR + 9.500%, 1.000% Floor, PIK (4)	1/2/2023	9,936,137	6,177,993	6,036,203	0.8%
		Common Units - 10,283,782 units(12)		—	—	—	0.0%
				10,049,965	6,291,821	6,150,031
JFL-WCS Partners, LLC	Environmental Industries	Preferred Units - 618,876 6.000%, PIK (5)		—	618,876	618,876	0.1%
		Common Units - 66,764 (5)(12)		—	68,764	68,764	0.0%
				—	687,640	687,640
Keystone Acquisition Corp.	Healthcare & Pharmaceuticals	Senior Secured Second Lien Term Loan LIBOR + 9.250%, 1.000% Floor (4)(5)(16)	5/1/2025	7,000,000	6,874,626	6,898,500	0.9%
				7,000,000	6,874,626	6,898,500
L&S Plumbing Partnership, Ltd.	Construction & Building	Senior Secured First Lien Term Loan LIBOR + 8.500%, 1.000% Floor (4)(5)	2/15/2022	11,318,444	11,318,444	11,462,188	1.5%
				11,318,444	11,318,444	11,462,188
Livingston International Inc.	Transportation: Cargo	Senior Secured Second Lien Term Loan LIBOR + 8.250%, 1.250% Floor (4)(9)	4/17/2020	4,613,287	4,491,977	4,486,883	0.6%
				4,613,287	4,491,977	4,486,883
LTCG Holdings Corp.	Banking, Finance, Insurance & Real Estate	Senior Secured First Lien Term Loan LIBOR + 5.000%, 1.000% Floor (4)	6/6/2020	2,838,571	2,832,695	2,823,527	0.4%
				2,838,571	2,832,695	2,823,527
Magnetite XIX, Limited	Multi-Sector Holdings	Subordinated Notes LIBOR + 7.610% (4)(8)(9)(10)	7/17/2030	2,000,000	1,875,000	1,910,400	0.3%
		Subordinated Notes 10.518% effective yield (5)(8)(9)(10)	7/17/2030	13,730,209	11,950,248	11,061,056	1.5%
				15,730,209	13,825,248	12,971,456

Company(1)(2)	Industry	Type of Investment	Maturity	Par Amount	Cost	Fair Value	% of Net Assets(3)
Manna Pro Products, LLC	Consumer Goods: Non-durable	Senior Secured First Lien Term Loan LIBOR + 6.000%, 1.000% Floor (4)(5)(6)	12/8/2023	4,156,250	4,156,250	4,156,250
				4,156,250	4,156,250	4,156,250
Nathan's Famous, Inc.	Beverage & Food	Senior secured first lien notes 6.625% (5)(8)(9)(15)	11/1/2025	4,950,000	4,966,622	4,974,750	0.7%
				4,950,000	4,966,622	4,974,750
New Media Holdings II LLC	Media: Advertising, Printing & Publishing	Senior Secured First Lien Term Loan LIBOR + 6.250%, 1.000% Floor (4)(5)(16)	7/14/2022	13,836,440	13,827,676	13,836,440	1.9%
				13,836,440	13,827,676	13,836,440
Novetta Solutions, LLC	High Tech Industries	Senior Secured Second Lien Term Loan LIBOR + 8.500%, 1.000% Floor (4)	10/16/2023	11,000,000	10,918,178	10,225,600	1.4%
				11,000,000	10,918,178	10,225,600
Nuspire, LLC	High Tech Industries	Senior Secured First Lien Term Loan LIBOR + 6.000%, 1.000% Floor (5)(6)(7)	11/8/2022	6,294,225	6,294,225	6,294,225	0.9%
				6,294,225	6,294,225	6,294,225
Oxford Mining Company, LLC	Metals & Mining	Senior Secured First Lien Term Loan LIBOR + 8.500%, 0.750% Floor, 3.000% PIK (4)(5)(14)	12/31/2018	12,498,735	12,088,065	9,027,836	1.2%
		Senior Secured First Lien Term Loan LIBOR + 8.500%, 0.750% Floor, 3.000% PIK (4)(5)(14)	12/31/2018	8,817,164	8,526,660	6,368,637	0.9%
				21,315,899	20,614,725	15,396,473
Path Medical, LLC	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loan LIBOR + 9.500%, 1.000% Floor (4)(5)	10/11/2021	14,610,737	14,166,571	14,623,887	2.0%
		Warrants - 2.09% of outstanding equity (5)(12)		—	669,709	111,251	0.0%
				14,610,737	14,836,280	14,735,138
Payless Holdings LLC	Retail	Common Stock - 37,126 shares (12)		—	543,120	543,153	0.1%
				—	543,120	543,153
Petco Animal Supplies, Inc.	Retail	Senior Secured First Lien Term Loan LIBOR + 3.000%, 1.000% Floor (4)(16)	1/26/2023	1,979,798	1,846,300	1,446,440	0.2%
				1,979,798	1,846,300	1,446,440
PetroChoice Holdings, Inc.	Chemicals, Plastics & Rubber	Senior Secured Second Lien Term Loan LIBOR + 8.750%, 1.000% Floor (4)(5)(13)(16)	9/3/2023	9,000,000	9,000,000	9,000,000	1.2%
				9,000,000	9,000,000	9,000,000
Polymer Solutions Group Holdings, LLC	Chemicals, Plastics & Rubber	Senior Secured First Lien Term Loan LIBOR + 6.250%, 1.000% Floor (5)(7)	6/22/2022	2,468,000	2,468,000	2,468,000	0.3%
				2,468,000	2,468,000	2,468,000
Preferred Proppants, LLC	Energy: Oil & Gas	Senior Secured First Lien Term Loan LIBOR + 5.750%, 1.000% Floor (4)	7/27/2020	5,918,636	5,014,085	5,654,073	0.8%
				5,918,636	5,014,085	5,654,073
Press Ganey Holdings, Inc	Healthcare & Pharmaceuticals	Senior Secured Second Lien Term Loan LIBOR + 6.500%, 1.000% Floor (7)	10/21/2024	8,753,172	8,821,293	8,791,686	1.2%
				8,753,172	8,821,293	8,791,686
PT Network, LLC	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loan LIBOR + 5.500%, 1.000% Floor (4)(5)(6)	11/30/2021	8,022,254	8,022,254	8,022,254	1.1%
				8,022,254	8,022,254	8,022,254
Reddy Ice Corporation	Beverage & Food	Senior Secured Second Lien Term Loan LIBOR + 9.500%, 1.250% Floor (4)(5)	11/1/2019	2,000,000	2,000,000	1,855,000	0.3%
				2,000,000	2,000,000	1,855,000
Resolute Investment Managers, Inc.	Banking, Finance, Insurance & Real Estate	Senior Secured Second Lien Term Loan LIBOR + 7.500%, 1.000% Floor (4)(5)	4/30/2023	9,950,000	9,870,563	9,950,000	1.3%

Company(1)(2)	Industry	Type of Investment	Maturity	Par Amount	Cost	Fair Value	% of Net Assets(3)
				9,950,000	9,870,563	9,950,000
Rhombus Cinema Holdings, LP	Media: Diversified & Production	Preferred Equity 10.000% PIK - 7,449 shares (5)(9)		—	4,584,207	5,101,101	0.7%
		Common Units - 3,163 units (5)(9)(12)		—	3,162,793	1,848,273	0.2%
				—	7,747,000	6,949,374
RMS Holding Company, LLC	Services: Business	Senior Secured First Lien Term Loan LIBOR + 6.000%, 1.000% Floor (4) (5)	11/16/2022	14,925,000	14,925,000	14,925,000	2.0%
		Senior Secured First Lien Term Loan LIBOR + 6.000%, 1.000% Floor (4)(5)(6)	11/16/2022	1,862,593	1,862,593	1,862,593	0.3%
				16,787,593	16,787,593	16,787,593
Safe Fleet Holdings LLC	Automotive	Senior Secured Second Lien Term Loan LIBOR + 6.750%, 1.000% Floor (5)(7)	2/2/2026	4,950,000	4,925,622	4,925,250	0.7%
				4,950,000	4,925,622	4,925,250
SavATree, LLC	Environmental Industries	Senior Secured First Lien Term Loan LIBOR + 5.250%, 1.000% Floor (5)(6)(7)	6/2/2022	4,047,899	4,047,899	4,072,589	0.6%
				4,047,899	4,047,899	4,072,589
SFP Holding, Inc.	Construction & Building	Senior Secured First Lien Term Loan LIBOR + 6.250%, 1.000% Floor (4)(5)(6)	9/1/2022	5,030,972	5,030,972	5,030,972	0.7%
		Equity - 0.94% of outstanding equity (5) (12)		—	400,000	400,000	0.1%
				5,030,972	5,430,972	5,430,972
Shift4 Payments, LLC	Banking, Finance, Insurance & Real Estate	Senior Secured Second Lien Term Loan LIBOR + 8.500%, 1.000% Floor (5)(7)(16)	11/29/2024	9,950,000	9,854,482	9,850,500	1.3%
				9,950,000	9,854,482	9,850,500
Ship Supply Acquisition Corporation	Services: Business	Senior Secured First Lien Term Loan LIBOR + 8.000%, 1.000% Floor (4)(5)	7/31/2020	21,875,000	21,875,000	20,984,688	2.8%
				21,875,000	21,875,000	20,984,688
Sierra Enterprises, LLC	Beverage & Food	Senior Secured Second Lien Term Loan LIBOR + 8.750%, 1.000% Floor (5)(7)	11/10/2025	15,000,000	15,000,000	15,000,000	2.0%
				15,000,000	15,000,000	15,000,000
Simplified Logistics, LLC	Services: Business	Senior Secured First Lien Term Loan LIBOR + 6.500%, 1.000% Floor (4)(5)(6)	2/28/2022	17,810,954	17,810,954	17,810,954	2.4%
				17,810,954	17,810,954	17,810,954
Sizzling Platter, LLC	Hotel, Gaming & Leisure	Senior Secured First Lien Term Loan LIBOR + 7.500%, 1.000% Floor (7)	4/29/2020	15,000,000	15,000,000	15,000,000	2.0%
				15,000,000	15,000,000	15,000,000
SMART Financial Operations, LLC	Retail	Senior Secured First Lien Term Loan LIBOR + 10.000%, 1.000% Floor (4)(5(6)	11/22/2021	6,000,000	6,000,000	6,098,000	0.8%
		Preferred Equity - 1,000,000 units (5)(9)(12)		1,000,000	1,000,000	1,100,000	0.1%
				7,000,000	7,000,000	7,198,000
Smile Doctors LLC	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loan LIBOR + 5.750%, 1.000% Floor (5)(7)	10/6/2022	4,390,838	4,390,838	4,390,838	0.6%
		Senior Secured First Lien Term Loan LIBOR + 5.750%, 1.000% Floor (5)(6)(7)	10/6/2022	2,018,588	2,018,588	2,018,588	0.3%
				6,409,426	6,409,426	6,409,426
Southwest Dealer Services, Inc.	Automotive	Senior Secured First Lien Term Loan LIBOR + 6.000%, 1.000% Floor (4)(5)	6/2/2022	4,808,125	4,808,125	4,808,125	0.6%
				4,808,125	4,808,125	4,808,125
SRS Software, LLC	High Tech Industries	Senior Secured First Lien Term Loan LIBOR + 7.000%, 1.000% Floor (4)(5)(6)	2/17/2022	19,305,000	19,305,000	19,498,050	2.6%
				19,305,000	19,305,000	19,498,050

Company(1)(2)	Industry	Type of Investment	Maturity	Par Amount	Cost	Fair Value	% of Net Assets(3)
Starfish Holdco LLC	High Tech Industries	Senior Secured Second Lien Term Loan LIBOR + 9.000%, 1.000% Floor (4)(5)	8/18/2025	4,000,000	3,944,155	3,940,000	0.5%
				4,000,000	3,944,155	3,940,000
TCH-2 Holdings, LLC	Hotel, Gaming & Leisure	Senior Secured Second Lien Term Loan LIBOR + 7.750%, 1.000% Floor (7)(16)	11/6/2021	3,636,364	3,604,879	3,636,364	0.5%
				3,636,364	3,604,879	3,636,364
Team Car Care, LLC	Automotive	Senior Secured First Lien Term Loan LIBOR + 7.000%, 1.000% Floor (5)(6)(7)	2/23/2023	15,550,000	15,550,000	15,550,000	2.1%
				15,550,000	15,550,000	15,550,000
Techniplas, LLC	Automotive	Senior Secured First Lien Notes 10.000% (8)	5/1/2020	6,000,000	6,000,000	5,000,400	0.7%
				6,000,000	6,000,000	5,000,400
The Garretson Resolution Group, Inc.	Services: Business	Senior Secured First Lien Term Loan LIBOR + 6.500%, 1.000% Floor (4)(5)(14)	5/24/2021	9,375,000	9,347,457	8,407,500	1.1%
				9,375,000	9,347,457	8,407,500
The Octave Music Group, Inc.	Media: Diversified & Production	Senior Secured Second Lien Term Loan LIBOR + 8.250%, 1.000% Floor (5)(7)(16)	5/27/2022	7,500,000	7,500,000	7,500,000	1.0%
				7,500,000	7,500,000	7,500,000
Transocean Phoenix 2 Ltd.	Energy: Oil & Gas	Senior Secured First Lien Notes 7.750% (5)(8)(15)	10/15/2024	6,750,000	6,648,755	7,217,100	1.0%
				6,750,000	6,648,755	7,217,100
Truco Enterprises, LP	Beverage & Food	Senior Secured First Lien Term Loan LIBOR + 7.190%, 1.000% Floor (5)(7)	4/26/2021	9,299,359	9,299,359	9,299,359	1.3%
				9,299,359	9,299,359	9,299,359
True Religion Apparel, Inc.	Retail	Senior Secured First Lien Term Loan 10.000%	10/27/2022	146,953	140,232	139,649	0.0%
		Common Stock - 1,964 shares (12)		—	—	—	0.0%
		Warrants - 0.10% of outstanding equity (12)		—	—	—	0.0%
				146,953	140,232	139,649
U.S. Auto Sales Inc.	Banking, Finance, Insurance & Real Estate	Senior Secured Second Lien Term Loan LIBOR + 11.750%, 1.000% Floor (5)(7)(13)	6/8/2020	5,500,000	5,500,000	5,544,550	0.7%
				5,500,000	5,500,000	5,544,550
U.S. Well Services, LLC	Energy: Oil & Gas	Warrants - 2.04% of outstanding equity (12)	2/21/2019	—	173	—	0.0%
				—	173	—
Vail Holdco Corp.	Wholesale	Preferred Equity 12.500% PIK - 20,330 shares (5)		—	19,469,643	19,441,579	2.6%
		Preferred Equity - 15,250 shares (5)(12)		—	15,250,000	15,250,000	2.1%
		Warrants - 0.985% of outstanding equity (5)(12)		—	860,357	860,310	0.1%
				—	35,580,000	35,551,889
Valence Surface Technologies, Inc.	Aerospace & Defense	Senior Secured First Lien Term Loan LIBOR + 5.500%, 1.000% Floor (4)(5)	6/13/2019	4,020,124	4,013,443	3,991,581	0.5%
				4,020,124	4,013,443	3,991,581
Velocity Pooling Vehicle, LLC	Automotive	Senior Secured First Lien Term Loan LIBOR + 11.000%, 1.000% Floor (4)(5)(14)	4/28/2023	694,375	626,179	626,112	0.1%
		Common units - 4,676 units (5)(12)		—	259,938	259,938	0.0%
		Warrants - 5,591 warrants(5)(12)		—	310,802	310,802	0.0%
				694,375	1,196,919	1,196,852

Company(1)(2)	Industry	Type of Investment	Maturity	Par Amount	Cost	Fair Value	% of Net Assets(3)
VOYA CLO 2016-2, LTD.	Multi-Sector Holdings	Subordinated Notes 7.250% effective yield (5)(8)(9)(10)	7/19/2028	22,842,661	19,047,310	17,792,149	2.4%
				22,842,661	19,047,310	17,792,149
Watermill-QMC Holdings, Corp.	Automotive	Equity - 2.3% partnership interest (5)(9)(12)		—	902,277	1,028,235	0.1%
				—	902,277	1,028,235
YRC Worldwide Inc.	Transportation: Cargo	Senior Secured First Lien Term Loan LIBOR + 8.500%, 1.000% Floor (7)(9)	7/26/2022	3,968,026	3,884,586	3,990,644	0.5%
				3,968,026	3,884,586	3,990,644
Z Gallerie, LLC	Retail	Senior Secured First Lien Term Loan LIBOR + 6.500%, 1.000% Floor (5)(7)	10/8/2020	4,634,716	4,609,957	4,460,451	0.6%
				4,634,716	4,609,957	4,460,451

Total non-controlled/non-affiliated investments					$920,184,577	$885,103,021	119.6%

Controlled/affiliated investments – 21.5%(17)
1888 Industrial Services, LLC	Energy: Oil & Gas	Senior Secured First Lien Term Loan LIBOR + 5.000%, 1.000% Floor (4)(5)(6)	9/30/2021	503,117	503,117	503,117	0.1%
		Senior Secured First Lien Term Loan LIBOR + 5.000%, 1.000% Floor (4)(5)	9/30/2021	3,144,481	3,144,481	3,144,481	0.4%
		Senior Secured First Lien Term Loan LIBOR + 8.000%, 1.000% Floor, PIK (4)(5)	9/30/2021	7,247,800	6,287,002	7,247,800	1.0%
		Membership Units - 7.55 units (5)(12)		—	—	—	0.0%
				10,895,398	9,934,600	10,895,398
Access Media Holdings, LLC	Media: Broadcasting & Subscription	Senior Secured First Lien Term Loan 5.000%, 5.000% PIK (5)(14)	7/22/2020	7,544,549	7,422,407	5,141,610	0.7%
		Common Stock - 14 units (5) (9) (12)		—	—	—	0.0%
		Preferred Equity - 1,400,000 units (5)(9)(12)		—	1,400,000	—	0.0%
		Preferred Equity - 700,000 units (5)(9)(12)		—	700,000	—	0.0%
		Preferred Equity - 560,000 units (5)(6)(9)(12)		—	560,000	(210,000)	0.0%
				7,544,549	10,082,407	4,931,610
Capstone Nutrition, Inc.	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loan LIBOR + 12.500%, 1.000% Floor, PIK (4)(5)(14)	9/25/2020	21,005,353	15,619,899	9,118,424	1.2%
		Senior Secured First Lien Term Loan LIBOR + 12.500%, 1.000% Floor, PIK (4)(5)(14)	9/25/2020	9,088,998	6,869,187	3,945,534	0.5%
		Senior Secured First Lien Term Loan LIBOR + 12.500%, 1.000% Floor, PIK (4)(5)(14)	9/25/2020	1,559,422	1,559,422	1,559,422	0.2%
		Common Stock - 2,197.8 shares (5)(12)		—	9	—	0.0%
		Common Stock - 3,498.5 shares(5)(12)		—	—	—	0.0%
		Common Stock - 7,068.3 shares(5)(12)		—	300,002	—	0.0%
				31,653,773	24,348,519	14,623,380
MCM 500 East Pratt Holdings, LLC	Banking, Finance, Insurance & Real Estate	Equity - 5,000,000 units (9)(12)		—	5,000,000	5,000,000	0.7%
				—	5,000,000	5,000,000

Company(1)(2)	Industry	Type of Investment	Maturity	Par Amount	Cost	Fair Value	% of Net Assets(3)
MCM Capital Office Park Holdings LLC	Banking, Finance, Insurance & Real Estate	Equity - 7,500,000 units (9)(12)		—	7,500,000	7,500,000	1.0%
				—	7,500,000	7,500,000
Medley Chiller Holdings LLC	Services: Business	Equity - 85% interest (12)		—	8,627,500	8,498,886	1.1%
				—	8,627,500	8,498,886
Nomida, LLC	Construction & Building	Senior Secured First Lien Term Loan 10.000% (9)	12/1/2020	1,050,000	1,050,000	1,050,000	0.1%
		Equity 5,400,000 units (9)(12)		—	5,400,000	5,130,000	0.7%
				1,050,000	6,450,000	6,180,000
Sierra Senior Loan Strategy JV I LLC	Multi-Sector Holdings	Equity - 87.5% ownership of SIC Senior Loan Strategy JV I LLC (6)(9)		84,453,750	84,453,750	83,810,188	11.3%
				84,453,750	84,453,750	83,810,188
TwentyEighty, Inc.	Services: Business	Senior Secured First Lien Term Loan 1.000%, 7.000% PIK (4)	3/31/2020	6,765,434	6,765,434	6,720,105	0.9%
		Senior Secured First Lien Term Loan 0.250%, 8.750% PIK (4)	3/31/2020	6,258,111	5,815,335	5,565,964	0.8%
		Senior Secured First Lien Term Loan LIBOR + 3.500%, 1.000% Floor, 4.500% PIK (4)(6)	3/31/2020	3,071,098	3,059,011	3,071,098	0.4%
		Common Units - 58,098 units (12)		—	—	—	0.0%
				16,094,643	15,639,780	15,357,167

Total controlled/affiliated investments					$172,036,556	$156,796,629	0.0%

Money market fund – 2.5%					—	885,103,021
Federated Institutional Prime Obligations Fund (18)		Money Market 1.770%		11,908,948	11,908,948	11,908,948	1.6%
Total money market fund					$11,908,948	$11,908,948	1.6%

Derivative Instrument - Long Exposure					Notional Amount	Unrealized Appreciation/(Depreciation)
Total return swap with Citibank, N.A. (Note 5)		Total Return Swap			159,420,681	(2,413,500)
Total derivative instrument - long exposure					$159,420,681	$(2,413,500)

(1)
All of the Company's investments are domiciled in the United States except for Livingston International Inc., which is domiciled in Canada and AMMC CLO 22, Limited Series 2018-22A, Apidos CLO XXIV, Series 2016-24A, Dryden 38 Senior Loan Fund, Series 2015-38A, Dryden 43 Senior Loan Fund, Series 2016-43A, Dryden 49 Senior Loan Fund, 2017-49A, Magnetite XIX, Limited and VOYA CLO 2016-2, LTD. which are all domiciled in the Cayman Islands. All foreign investments were denominated in US Dollars.

(2)	Unless otherwise indicated, all securities are valued using significant unobservable inputs, which are categorized as Level 3 assets under the definition of ASC 820 fair value hierarchy.
(3)	Percentage is based on net assets of $730,841,863 as of March 31, 2018.
(4)	The interest rate on these loans is subject to a base rate plus 3 Month “3M” LIBOR, which at March 31, 2018 was 2.31%. The interest rate is subject to a minimum LIBOR floor.
(5)	An affiliated fund that is managed by an affiliate of SIC Advisors LLC also holds an investment in this security.
(6)	The investment has an unfunded commitment as of March 31, 2018. For further details see Note 11. Fair value includes an analysis of the unfunded commitment.
(7)	The interest rate on these loans is subject to a base rate plus 1 Month "1M" LIBOR, which at March 31, 2018 was 1.88%. The interest rate is subject to a minimum LIBOR floor.
(8)
Securities are exempt from registration under Rule 144A of the Securities Act of 1933. These securities represent a fair value of $94,536,988 or 12.8% of net assets as of March 31, 2018 and are considered restricted securities.

(9)	The investment is not a qualifying asset under Section 55 of the Investment Company Act of 1940 (the 1940 Act"). Non-qualifying assets represent 20.0% of the Company's portfolio at fair value.
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

(11)	The interest rate on these loans is subject to a base rate plus a spread. The base rate in effect at March 31, 2018 was the Prime Rate of 4.750%.
(12)	Security is non-income producing.
(13)	A portion of this investment was sold via a participation agreement. The listed amount is the portion retained by Sierra Income Corporation.
(14)	The investment was on non-accrual status as of March 31, 2018.

(15)	Represents securities in Level 2 in the ASC 820 table (see Note 4).
(16)
Security is also held in the underlying portfolio of the total return swap with Citibank, N.A. (see Note 5). The Company's total exposure to Imagine! Print Solutions, Inc., Keystone Acquisition Corp., New Media Holdings II, LLC, Petco Animal Supplies, Inc., PetroChoice Holdings, LLC, Shift4 Payments, LLC, TCH-2 Holdings, LLC, and The Octave Music Group, Inc. is $14,397,950 or 2.0%, $8,737,952 or 1.2%, $12,288,250 or 1.7%. $14,717,722 or 2.0%, $10,141,779,119 or 1.4%, $13,949,367 or 1.9%, $6,797,166 or 0.9%, and $8,448,640 or 1.2%, respectively, of Net Assets as of March 31, 2018.

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

(18)	Represents securities in Level 1 in the ASC 820 table (see Note 4).

The following is a summary of the TRS reference assets as of March 31, 2018

Company(1)	Industry	Type of Investment	Maturity	Par Amount	Notional Amount(2)	Fair Value	Unrealized Appreciation/ (Depreciation)
Argon Medical Devices, Inc.	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loans(4) LIBOR + 3.750%, 1.000% Floor	1/23/2025	$1,950,000	$1,940,250	$1,959,750	$19,500
AP Gaming I, LLC	Hotel, Gaming & Leisure	Senior Secured First Lien Term Loans(4) LIBOR + 4.250%, 1.000% Floor	2/15/2024	5,053,559	5,043,609	5,110,411	66,803
AmWINS Group, Inc.	Banking, Finance, Insurance & Real Estate	Senior Secured Second Lien Term Loans(4) LIBOR + 6.750%, 1.000% Floor	1/25/2025	4,000,000	3,970,000	4,026,680	56,680
Anaren, Inc.	Aerospace & Defense	Senior Secured First Lien Term Loans(5) LIBOR + 4.500%, 1.000% Floor	2/18/2021	4,598,378	4,552,394	4,586,882	34,488
BCPE Eagle Buyer LLC	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loans(5) LIBOR + 4.250%, 1.000% Floor	3/16/2024	4,962,500	4,912,875	4,896,350	(16,525)
Brand Energy & Infrastructure Services, Inc.	Construction & Building	Senior Secured First Lien Term Loans(5) LIBOR + 4.250%, 1.000% Floor	6/21/2024	5,970,000	5,998,599	6,018,894	20,295
CFSP Acquisition Corp.	Wholesale	Senior Secured First Lien Term Loans(4) LIBOR + 3.000%, 1.000% Floor	3/14/2025	1,000,000	997,960	997,500	(460)
Comfort Holding, LLC	Consumer Goods: Durable	Senior Secured First Lien Term Loans(4) LIBOR + 4.750%, 1.000% Floor	2/5/2024	6,947,500	6,878,025	6,727,473	(150,552)
CPI Holdco, LLC	Capital Equipment	Senior Secured First Lien Term Loans(5) LIBOR + 3.500%, 1.000% Floor	3/21/2024	3,950,084	3,930,334	3,969,835	39,501
CPI International, Inc.	Aerospace & Defense	Senior Secured First Lien Term Loans(4) LIBOR + 3.500%, 1.000% Floor	7/26/2024	3,990,000	3,990,000	4,002,489	12,489
CT Technologies Intermediate Holdings, Inc.	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loans(4) LIBOR + 4.250%, 1.000% Floor	12/1/2021	992,366	972,519	987,405	14,886
Engineered Machinery Holdings, Inc.	Capital Equipment	Senior Secured First Lien Term Loans(4)(6) LIBOR + 3.250%, 1.000% Floor	7/19/2024	3,000,000	3,000,000	2,997,510	(2,490)
Fieldwood Energy LLC	Energy: Oil & Gas	Senior Secured First Lien Term Loans(5) LIBOR + 7.000%, 1.000% Floor	8/31/2020	1,222,222	1,100,000	1,212,041	112,041
Imagine! Print Solutions, LLC	Media: Advertising, Printing & Publishing	Senior Secured First Lien Term Loans(5) LIBOR + 4.750%, 1.000% Floor	6/21/2022	5,955,000	5,895,450	5,701,317	(194,133)
Iqor US Inc.	Services: Business	Senior Secured First Lien Term Loans(4) LIBOR + 5.000%, 1.000% Floor	4/1/2021	4,509,710	4,419,516	4,514,220	94,704
Keystone Acquisition Corp.	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loans(5) LIBOR + 5.250%, 1.000% Floor	5/1/2024	1,839,452	1,839,452	1,848,650	9,197
Kingpin Intermediate Holdings LLC	Hotel, Gaming & Leisure	Senior Secured First Lien Term Loans(4) LIBOR + 4.250%, 1.000% Floor	7/3/2024	3,977,506	3,957,619	4,017,281	59,663
KNB Holdings Corporation	Consumer Goods: Durable	Senior Secured First Lien Term Loans(5) LIBOR + 5.500%, 1.000% Floor	4/26/2024	2,931,563	2,894,173	2,938,891	44,719
Kronos Incorporated	Services: Business	Senior Secured Second Lien Term Loans(3)(5) LIBOR + 8.250%, 1.000% Floor	11/1/2024	2,000,000	1,980,000	2,071,660	91,660
LifeMiles Ltd.	Services: Consumer	Senior Secured First Lien Term Loans(3)(5) LIBOR + 5.500%, 1.000% Floor	8/18/2022	4,826,250	4,777,988	4,898,644	120,656

Company(1)	Industry	Type of Investment	Maturity	Par Amount	Notional Amount(2)	Fair Value	Unrealized Appreciation/ (Depreciation)
Lightstone Holdco LLC	Utilities: Electric	Senior Secured First Lien Term Loans(4) LIBOR + 3.750%, 1.000% Floor	1/30/2024	2,912,826	2,854,570	2,926,312	71,743
Liquidnet Holdings, Inc.	Banking, Finance, Insurance & Real Estate	Senior Secured First Lien Term Loans(4) LIBOR + 3.750%, 1.000% Floor	7/15/2024	2,925,000	2,895,750	2,932,313	36,563
MH SUB I, LLC	Services: Consumer	Senior Secured Second Lien Term Loans(4) LIBOR + 7.500%, 1.000% Floor	9/15/2025	1,950,000	1,930,500	1,967,063	36,563
MH SUB I, LLC	Services: Consumer	Senior Secured First Lien Term Loans(4) LIBOR + 2.750%, 1.000% Floor	9/13/2024	1,596,000	1,588,020	1,595,713	7,693
Midwest Physician Administrative Services, LLC	Healthcare & Pharmaceuticals	Senior Secured Second Lien Term Loans(4) LIBOR + 7.000%, 0.750% Floor	8/15/2025	3,950,000	3,910,500	3,910,500	—
MPH Acquisition Holdings LLC	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loans(5) LIBOR + 3.000%, 1.000% Floor	6/7/2023	4,571,700	4,558,494	4,589,987	31,493
New Media Holdings II LLC	Media: Advertising, Printing & Publishing	Senior Secured First Lien Term Loans(4) LIBOR + 6.250%, 1.000% Floor	7/14/2022	879,084	881,282	879,084	(2,198)
Nine West Holdings, Inc.	Consumer Goods: Non-durable	Senior Secured First Lien Term Loans(5) LIBOR + 3.750%, 1.000% Floor	10/8/2019	5,758,716	5,744,319	5,309,536	(434,783)
Petco Animal Supplies, Inc.	Retail	Senior Secured First Lien Term Loans(5) LIBOR + 3.000%, 1.000% Floor	1/26/2023	8,832,442	8,695,339	6,452,629	(2,242,710)
PetroChoice Holdings, Inc.	Chemicals, Plastics & Rubber	Senior Secured First Lien Term Loans(4) LIBOR + 5.000%, 1.000% Floor	8/22/2022	4,949,367	4,949,367	4,949,367	—
Project Silverback Holdings Corp.	High Tech Industries	Senior Secured First Lien Term Loans(5) LIBOR + 3.500%, 1.000% Floor	8/21/2024	4,987,500	4,975,031	4,987,500	12,469
Shift4 Payments, LLC	Banking, Finance, Insurance & Real Estate	Senior Secured First Lien Term Loans(4) LIBOR + 4.500%, 1.000% Floor	11/20/2024	2,450,000	2,437,750	2,437,750	—
Silversea Cruise Holding, Ltd.	Hotel, Gaming & Leisure	Senior Secured First Lien Notes 7.250%	2/1/2025	1,000,000	1,000,000	1,061,250	61,250
Sungard Availability Services Capital, Inc.	Services: Business	Senior Secured First Lien Term Loans(4) LIBOR + 7.000%, 1.000% Floor	9/30/2021	7,989,438	7,956,046	7,366,901	(589,146)
TCH-2 Holdings, LLC	Hotel, Gaming & Leisure	Senior Secured First Lien Term Loans(4) LIBOR + 3.500%, 1.000% Floor	5/6/2021	3,177,692	3,160,802	3,177,692	16,889
Tensar Corporation	Capital Equipment	Senior Secured First Lien Term Loans(5) LIBOR + 4.750%, 1.000% Floor	7/9/2021	11,114,962	11,003,812	10,864,875	(138,937)
The Octave Music Group, Inc.	Media: Diversified & Production	Senior Secured First Lien Term Loans(4) LIBOR + 4.750%, 1.000% Floor	5/28/2021	942,748	948,640	942,748	(5,892)
tronc, Inc.	Media: Advertising, Printing & Publishing	Senior Secured First Lien Term Loans(3)(4) LIBOR + 4.750%, 1.000% Floor	8/4/2021	6,513,889	6,448,750	6,509,850	61,100
United Road Services, Inc.	Transportation: Cargo	Senior Secured First Lien Term Loans(4) LIBOR + 5.250%, 1.000% Floor	9/1/2024	1,935,375	1,925,698	1,954,729	29,031
US Shipping Partners LP	Transportation: Cargo	Senior Secured First Lien Term Loans(4) LIBOR + 4.250%, 1.000% Floor	6/26/2021	1,688,831	1,676,165	1,511,504	(164,661)
VCVH Holding Corp.	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loans(5) LIBOR + 5.000%, 1.000% Floor	6/1/2023	985,000	975,150	1,001,548	26,398
Veresen Midstream Limited Partnership	Energy: Oil & Gas	Senior Secured First Lien Term Loans(3)(5) LIBOR + 3.000%, 1.000% Floor	3/31/2022	2,954,430	2,918,682	2,971,832	53,150
Wink Holdco, Inc.	Banking, Finance, Insurance & Real Estate	Senior Secured Second Lien Term Loans(4) LIBOR + 6.750%, 1.000% Floor	12/1/2025	2,950,000	2,935,250	2,947,935	12,685
Total				$160,691,091	$159,420,681	$156,732,499	$(2,688,182)
Total accrued interest income, net of expenses							274,682
Total unrealized depreciation on TRS							$(2,413,500)

(1)	All investments are domiciled in the United States.

(2)	Represents the cost of an investment in which the TRS is referenced.

(3)	The investment is not a qualifying asset under the 1940 Act.

(4)	The interest rate on these loans is subject to a base rate plus 1 Month (“1M”) LIBOR, which at March 31, 2018 was 1.88%. The interest rate is subject to a minimum LIBOR floor.

(5)	The interest rate on these loans is subject to a base rate plus 3 Month (“3M”) LIBOR, which at March 31, 2018 was 2.31%. The interest rate is subject to a minimum LIBOR floor.

(6)	The referenced asset or portion thereof is unsettled as of March 31, 2018.

See accompanying notes to consolidated financial statements.

Sierra Income Corporation
Consolidated Schedule of Investments
As of December 31, 2017

Company(1)(2)	Industry	Type of Investment	Maturity	Par Amount	Cost	Fair Value	% of Net Assets(3)
Non-controlled/non-affiliated investments – 124.0%							$739,986,569
AAAHI Acquisition Corporation	Transportation: Consumer	Senior Secured First Lien Term Loan LIBOR + 7.000%, 1.000% Floor (4)(5)	12/15/2021	$7,098,364	$7,098,364	$7,098,364	1.0%
		Senior Secured First Lien Term Loan LIBOR + 7.000%, 1.000% Floor (4)(5)(6)	12/14/2018	515,730	515,730	515,730	0.1%
				7,614,094	7,614,094	7,614,094
Advanced Diagnostic Holdings, LLC	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loan LIBOR + 8.500%, 0.875% Floor (4)(5)	12/11/2020	14,582,109	14,582,109	14,582,109	2.0%
				14,582,109	14,582,109	14,582,109
Alpha Media LLC	Media: Broadcasting & Subscription	Senior Secured First Lien Term Loan LIBOR + 6.000%, 1.000% Floor (7)	2/25/2022	6,166,263	5,961,599	5,917,762	0.8%
				6,166,263	5,961,599	5,917,762
Alpine SG, LLC	High Tech Industries	Senior Secured First Lien Term Loan LIBOR + 6.500%, 1.000% Floor (4)(5)(6)	11/16/2022	4,642,857	4,642,857	4,642,857	0.6%
		Senior Secured First Lien Term Loan LIBOR + 6.500%, 1.000% Floor (4)(5)	11/16/2022	13,500,000	13,500,000	13,500,000	1.8%
				18,142,857	18,142,857	18,142,857
American Dental Partners, Inc.	Healthcare & Pharmaceuticals	Senior Secured Second Lien Term Loan LIBOR + 8.500%, 1.000% Floor (4)(5)	9/25/2023	7,250,000	7,250,000	7,337,000	1.0%
				7,250,000	7,250,000	7,337,000
Amerijet Holdings, Inc.	Transportation: Cargo	Senior Secured First Lien Term Loan LIBOR + 8.000%, 1.000% Floor (5)(7)	7/15/2021	13,349,908	13,349,908	13,616,906	1.8%
				13,349,908	13,349,908	13,616,906
AMMC CLO 17, Limited Series 2015-17A	Multi-Sector Holdings	Subordinated Notes 16.471% effective yield (8)(9)(10)	11/15/2027	5,000,000	3,537,556	4,237,500	0.6%
				5,000,000	3,537,556	4,237,500
Anaren, Inc.	Aerospace & Defense	Senior Secured Second Lien Term Loan LIBOR + 8.250%, 1.000% Floor (4)	8/18/2021	10,000,000	9,941,988	10,000,000	1.4%
				10,000,000	9,941,988	10,000,000
Answers Finance, LLC	High Tech Industries	Senior Secured First Lien Term Loan Base Rate + 5.000%	4/15/2021	1,288,514	1,288,514	1,288,514	0.2%
		Senior Secured Second Lien Term Loan Base Rate + 4.500% (19)	9/15/2021	2,003,594	2,003,594	2,003,594	0.3%
		Common Stock - 389,533 shares (11)		—	5,426,955	5,426,195	0.7%
				3,292,108	8,719,063	8,718,303
APCO Holdings, Inc.	Automotive	Senior Secured First Lien Term Loan LIBOR + 6.000%, 1.000% Floor (5)(7)	1/31/2022	4,124,797	4,033,466	4,124,797	0.6%
				4,124,797	4,033,466	4,124,797
Apidos CLO XXIV, Series 2016-24A	Multi-Sector Holdings	Subordinated Notes 8.748% effective yield (5)(8)(9)(10)	7/20/2027	18,357,647	14,627,243	14,497,034	2.0%
				18,357,647	14,627,243	14,497,034
Asurion, LLC	Banking, Finance, Insurance & Real Estate	Senior Secured Second Lien Term Loan LIBOR + 6.000%, 1.000% Floor (4)(5)	8/4/2025	5,950,000	5,950,000	6,069,000	0.8%
				5,950,000	5,950,000	6,069,000
Aviation Technical Services, Inc.	Aerospace & Defense	Senior Secured Second Lien Term Loan LIBOR + 8.500%, 1.000% Floor (4)(5)(12)	3/31/2022	25,000,000	25,000,000	25,000,000	3.4%
				25,000,000	25,000,000	25,000,000

Company(1)(2)	Industry	Type of Investment	Maturity	Par Amount	Cost	Fair Value	% of Net Assets(3)
Barry's Bootcamp Holdings, LLC	Services: Consumer	Senior Secured First Lien Term Loan LIBOR + 6.500%, 1.000% Floor (4)(5)(6)	7/14/2022	8,571,429	8,571,429	8,571,429	1.2%
				8,571,429	8,571,429	8,571,429
Birch Communications Inc.	Telecommunications	Senior Secured First Lien Term Loan LIBOR + 7.250%, 1.000% Floor (5)(7)	7/17/2020	13,066,112	12,945,213	12,944,597	1.7%
				13,066,112	12,945,213	12,944,597
Black Angus Steakhouses, LLC	Hotel, Gaming & Leisure	Senior Secured First Lien Term Loan LIBOR + 9.000%, 1.000% Floor (4)(5)(6)(12)	4/24/2020	892,857	892,857	725,670	0.1%
		Senior Secured First Lien Term Loan LIBOR + 9.000%, 1.000% Floor (4)\(5)(12)	4/24/2020	19,123,884	19,123,884	18,399,089	2.5%
				20,016,741	20,016,741	19,124,759
Brook & Whittle Holding Corp.	Containers, Packaging & Glass	Senior Secured First Lien Term Loan LIBOR + 6.250%, 1.000% Floor (4)(5)(6)	10/17/2023	3,041,785	3,041,785	3,041,785	0.4%
				3,041,785	3,041,785	3,041,785
Central States Dermatology Services, LLC	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loan LIBOR + 6.500%, 1.000% Floor (5)(6)(7)	4/20/2022	2,975,910	2,975,910	2,975,910	0.4%
				2,975,910	2,975,910	2,975,910
Charming Charlie LLC	Retail	Senior Secured First Lien Term Loan LIBOR + 8.000%, 1.000% Floor, 1.500% PIK (4)(13)	12/24/2019	14,078,861	8,212,738	422,366	0.1%
		Senior Secured First Lien Term Loan Base Rate + 3.500% (6)(19)	6/8/2018	1,215,520	1,215,520	1,215,520
				15,294,381	9,428,258	1,637,886
Covenant Surgical Partners, Inc.	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loan LIBOR + 4.750%, 1.000% Floor (5)(7)	10/4/2024	5,384,615	5,371,504	5,384,615	0.8%
		Senior Secured First Lien Term Loan LIBOR + 4.750%, 1.000% Floor (5)(6)(7)	10/4/2024	297,949	294,015	297,949
				5,682,564	5,665,519	5,682,564
CP Opco, LLC	Services: Consumer	Senior Secured First Lien Term Loan Base Rate + 5.500%, PIK (5)(13)	4/1/2019	224,970	209,515	59,729	0.0%
		Senior Secured First Lien Term Loan Base Rate + 8.500%, PIK (5)(13)	4/1/2019	1,655,407	717,016	—	0.0%
		Preferred Units LIBOR+9.500%, 1.000% Floor, PIK(4)(5)(12)		—	—	—	0.0%
		Common Units - 41 units(5)(11)		—	—	—	0.0%
				1,880,377	926,531	59,729
CPI International, Inc.	Aerospace & Defense	Senior Secured Second Lien Term Loan LIBOR + 7.250%, 1.000% Floor (5)(7)	7/28/2025	12,345,000	12,300,357	12,283,275	1.7%
				12,345,000	12,300,357	12,283,275
CSP Technologies North America, LLC	Containers, Packaging & Glass	Senior Secured First Lien Term Loan LIBOR + 5.250%, 1.000% Floor (4)(5)	1/31/2022	4,948,749	4,948,749	4,948,749	0.7%
				4,948,749	4,948,749	4,948,749
CSTN Merger Sub Inc.	Chemicals, Plastics & Rubber	Senior Secured First Lien Term Loan 6.750% (5)(8)(14)	8/15/2024	2,500,000	2,500,000	2,487,750	0.3%
				2,500,000	2,500,000	2,487,750
Deliver Buyer, Inc.	Services: Business	Senior Secured First Lien Term Loan LIBOR + 5.000%, 1.000% Floor (4)	5/1/2024	3,034,875	3,017,378	3,034,875	0.4%
				3,034,875	3,017,378	3,034,875
DHISCO Electronic Distribution, Inc.	Hotel, Gaming & Leisure	Senior Secured First Lien Term Loan LIBOR + 8.500%, 1.500% Floor (5)(7)	11/10/2019	2,567,024	2,567,024	2,567,024	0.3%

Company(1)(2)	Industry	Type of Investment	Maturity	Par Amount	Cost	Fair Value	% of Net Assets(3)
		Senior Secured First Lien Term Loan LIBOR + 11.000%, 1.500% Floor, PIK (5)(7)(13)	11/10/2019	9,501,965	9,207,947	3,834,043	0.5%
		Senior Secured First Lien Term Loan LIBOR + 12.250%, 1.500% Floor, PIK (5)(7)(13)	11/10/2019	8,250,230	7,257,481	—	0.0%
		Senior Secured First Lien Term Loan LIBOR + 13.250%, 1.500% Floor, PIK (5)(7)(13)	11/10/2019	7,754,662	2,940,892	—	0.0%
		Common Units - 769,230 units (5)(11)		—	769,231	—	0.0%
				28,073,881	22,742,575	6,401,067
Drew Marine Partners, LP	Transportation: Cargo	Senior Secured Second Lien Term Loan LIBOR + 7.000%, 1.000% Floor (7)	5/19/2021	10,000,000	10,048,123	10,000,000	1.4%
				10,000,000	10,048,123	10,000,000
Dryden 38 Senior Loan Fund, Series 2015-38A	Multi-Sector Holdings	Subordinated Notes 13.246% effective yield (8)(9)(10)	7/15/2027	7,000,000	4,919,153	5,032,300	0.7%
				7,000,000	4,919,153	5,032,300
Dryden 43 Senior Loan Fund, Series 2016-43A	Multi-Sector Holdings	Subordinated Notes 10.546% effective yield (5)(8)(9)(10)	7/20/2029	3,620,000	2,954,917	2,874,642	0.4%
				3,620,000	2,954,917	2,874,642
Dryden 49 Senior Loan Fund, Series 2017-49A	Multi-Sector Holdings	Subordinated Notes 13.408% effective yield (5)(9)(10)	7/18/2030	17,233,288	15,325,601	15,777,075	2.1%
				17,233,288	15,325,601	15,777,075
Dynamic Energy Services International LLC	Energy: Oil & Gas	Senior Secured First Lien Term Loan 13.500% PIK + LIBOR (5)(7)	6/6/2018	9,910,049	9,910,049	8,435,434	1.1%
				9,910,049	9,910,049	8,435,434
Elite Comfort Solutions LLC	Chemicals, Plastics & Rubber	Senior Secured First Lien Term Loan LIBOR + 6.500%, 1.000% Floor (6)(7)	1/15/2021	9,666,845	9,666,845	9,666,845	1.3%
				9,666,845	9,666,845	9,666,845
Engineered Machinery Holdings, Inc.	Capital Equipment	Senior Secured Second Lien Term Loan LIBOR + 7.250%, 1.000% Floor (4)(5)	7/18/2025	2,010,638	1,991,468	1,990,532	0.3%
		Senior Secured Second Lien Term Loan LIBOR + 7.250%, 1.000% Floor (4)(5)(6)	7/18/2025	201,064	201,064	198,670	0.0%
				2,211,702	2,192,532	2,189,202
First Boston Construction Holdings, LLC	Banking, Finance, Insurance & Real Estate	Senior secured first lien notes 12.000% (5)	12/31/2020	6,585,000	6,585,000	6,610,023	0.9%
		Preferred Equity - 1,646,250 units (5)(11)		—	1,646,250	1,646,250	0.2%
				6,585,000	8,231,250	8,256,273
FKI Security Group, LLC	Capital Equipment	Senior Secured First Lien Term Loan LIBOR + 8.500%, 1.000% Floor (5)(7)	3/30/2020	11,562,500	11,562,500	11,562,500	1.6%
				11,562,500	11,562,500	11,562,500
Friedrich Holdings, Inc.	Construction & Building	Senior Secured First Lien Term Loan LIBOR + 7.000%, 1.000% Floor (5)(7)	2/7/2023	13,806,751	13,806,751	14,004,188	1.9%
				13,806,751	13,806,751	14,004,188
Frontier Communications Corp.	Telecommunications	Senior secured first lien notes 10.500% (8)(9)	9/15/2022	2,000,000	2,000,000	1,513,800	0.2%
				2,000,000	2,000,000	1,513,800
Genex Holdings, Inc.	Banking, Finance, Insurance & Real Estate	Senior Secured First Lien Term Loan LIBOR + 4.250%, 1.000% Floor (7)	5/28/2021	4,141,927	4,095,099	4,141,927	0.6%
		Senior Secured Second Lien Term Loan LIBOR + 7.750%, 1.000% Floor (7)	5/30/2022	9,500,000	9,521,331	9,448,700	1.3%
				13,641,927	13,616,430	13,590,627

Company(1)(2)	Industry	Type of Investment	Maturity	Par Amount	Cost	Fair Value	% of Net Assets(3)
GK Holdings, Inc.	Services: Business	Senior Secured Second Lien Term Loan LIBOR + 10.250%, 1.000% Floor (4)	1/20/2022	10,000,000	10,000,000	9,752,000	1.3%
				10,000,000	10,000,000	9,752,000
Global Eagle Entertainment, Inc.	Telecommunications	Senior Secured First Lien Term Loan LIBOR + 7.500%, 1.000% Floor (5)(15)	1/6/2023	4,121,250	4,053,177	4,121,250	0.6%
				4,121,250	4,053,177	4,121,250
Green Field Energy Services, Inc.	Energy: Oil & Gas	Senior Secured First Lien Notes 13.000% (5)(8)(13)	11/15/2016	766,616	754,615	122,658	0.0%
		Warrants - 0.00% of outstanding equity (5)(11)		—	29,000	—	0.0%
				766,616	783,615	122,658
HBC Holdings LLC	Wholesale	Senior Secured First Lien Term Loan LIBOR + 6.500%, 1.000% Floor (4)(5)	3/30/2020	12,262,500	12,262,500	12,252,690	1.7%
				12,262,500	12,262,500	12,252,690
Heligear Acquisition Co.	Aerospace & Defense	Senior secured first lien notes 10.250% (5)(8)	10/15/2019	15,000,000	15,000,000	15,318,000	2.1%
				15,000,000	15,000,000	15,318,000
High Ridge Brands Co.	Consumer Goods: Non-Durable	Senior secured first lien notes 8.875% (5)(8)	3/15/2025	2,000,000	2,000,000	1,776,200	0.2%
				2,000,000	2,000,000	1,776,200
Holland Acquisition Corp.	Energy: Oil & Gas	Senior Secured First Lien Term Loan LIBOR + 9.000%, 1.000% Floor (4)	5/29/2018	4,515,605	4,503,823	3,216,465	0.4%
				4,515,605	4,503,823	3,216,465
Hylan Datacom & Electrical LLC	Construction & Building	Senior Secured First Lien Term Loan LIBOR + 7.500%, 1.000% Floor (5)(7)	7/25/2021	15,059,976	15,059,976	15,210,575	2.1%
				15,059,976	15,059,976	15,210,575
Ignite Restaurant Group, Inc.	Hotel, Gaming & Leisure	Senior Secured First Lien Term Loan Base Rate + 6.000% (13)(19)	2/13/2019	6,354,341	6,140,155	217,318	0.0%
				6,354,341	6,140,155	217,318
IHS Intermediate, Inc.	Services: Business	Senior Secured Second Lien Term Loan LIBOR + 8.250%, 1.000% Floor (4)	7/20/2022	25,000,000	25,000,000	25,000,000	3.4%
				25,000,000	25,000,000	25,000,000
Imagine! Print Solutions, LLC	Media: Advertising, Printing & Publishing	Senior Secured Second Lien Term Loan LIBOR + 8.750%, 1.000% Floor (4)(5)(16)	6/21/2023	8,950,000	8,826,856	8,815,750	1.2%
				8,950,000	8,826,856	8,815,750
Impact Sales, LLC	Services: Business	Senior Secured First Lien Term Loan LIBOR + 7.000%, 1.000% Floor (4)(5)(6)	12/30/2021	4,853,857	4,853,857	4,720,525	0.6%
				4,853,857	4,853,857	4,720,525
Interflex Acquisition Company, LLC	Containers, Packaging & Glass	Senior Secured First Lien Term Loan LIBOR + 8.000%, 1.000% Floor (5)(7)	8/18/2022	14,137,500	14,137,500	14,137,500	1.9%
				14,137,500	14,137,500	14,137,500
Invision Diversified, LLC	Services: Business	Senior Secured First Lien Term Loan LIBOR + 8.500%, 1.000% Floor (5)(7)(12)	6/30/2020	23,866,435	23,866,435	24,105,100	3.3%
				23,866,435	23,866,435	24,105,100
IOP Monroe Acquisition, Inc.	Capital Equipment	Senior Secured First Lien Term Loan LIBOR + 5.500%, 1.000% Floor (5)(6)(7)	4/1/2022	975,000	975,000	975,000	0.1%
				975,000	975,000	975,000
Isola USA Corp.	High Tech Industries	Senior Secured First Lien Term Loan LIBOR + 8.250%, 1.000% Floor (4)(13)	11/29/2018	9,131,742	7,707,403	5,547,533	0.7%
				9,131,742	7,707,403	5,547,533
Keystone Acquisition Corp.	Healthcare & Pharmaceuticals	Senior Secured Second Lien Term Loan LIBOR + 9.250%, 1.000% Floor (4)(5)(16)	5/1/2025	7,000,000	6,870,343	6,898,500	0.9%
				7,000,000	6,870,343	6,898,500

Company(1)(2)	Industry	Type of Investment	Maturity	Par Amount	Cost	Fair Value	% of Net Assets(3)
L&S Plumbing Partnership, Ltd.	Construction & Building	Senior Secured First Lien Term Loan LIBOR + 8.500%, 1.000% Floor (4)(5)	2/15/2022	11,562,500	11,562,500	11,709,344	1.6%
				11,562,500	11,562,500	11,709,344
Lighthouse Network, LLC	Banking, Finance, Insurance & Real Estate	Senior Secured Second Lien Term Loan LIBOR + 8.500%, 1.000% Floor (5)(7)(16)	11/28/2025	9,950,000	9,851,416	9,850,500
				9,950,000	9,851,416	9,850,500
Livingston International Inc.	Transportation: Cargo	Senior Secured Second Lien Term Loan LIBOR + 8.250%, 1.250% Floor (4)(9)	4/17/2020	4,613,287	4,480,497	4,520,560	0.6%
				4,613,287	4,480,497	4,520,560
LSF9 Atlantis Holdings, LLC	Retail	Senior Secured First Lien Term Loan LIBOR + 6.000%, 1.000% Floor (5)(7)	5/1/2023	6,621,575	6,569,770	6,621,575	0.9%
				6,621,575	6,569,770	6,621,575
LTCG Holdings Corp.	Banking, Finance, Insurance & Real Estate	Senior Secured First Lien Term Loan LIBOR + 5.000%, 1.000% Floor (4)	6/6/2020	2,838,571	2,832,091	2,737,234	0.4%
				2,838,571	2,832,091	2,737,234
Magnetite XIX, Limited	Multi-Sector Holdings	Subordinated Notes LIBOR + 7.610% (8) (9) (10)	7/17/2030	2,000,000	1,875,000	1,875,000	0.3%
		Subordinated Notes 14.525% effective yield (5) (8) (9) (10)	7/17/2030	13,730,209	12,256,271	12,255,585	1.7%
				15,730,209	14,131,271	14,130,585
Manna Pro Products, LLC	Consumer Goods: Non-durable	Senior Secured First Lien Term Loan LIBOR + 6.000%, 1.000% Floor (4)(5)(6)	12/8/2023	4,166,667	4,166,667	4,166,667
				4,166,667	4,166,667	4,166,667
Nathan's Famous Inc.	Beverage & Food	Senior secured first lien notes 6.625% (5)(8)(9)(14)	11/1/2025	4,950,000	4,967,041	5,144,535	0.7%
				4,950,000	4,967,041	5,144,535
New Media Holdings II LLC	Media: Advertising, Printing & Publishing	Senior Secured First Lien Term Loan LIBOR + 6.250%, 1.000% Floor (4)(5)(16)	7/14/2022	15,877,190	15,867,455	15,877,190	2.1%
				15,877,190	15,867,455	15,877,190
Novetta Solutions, LLC	High Tech Industries	Senior Secured Second Lien Term Loan LIBOR + 8.500%, 1.000% Floor (4)	10/16/2023	11,000,000	10,915,540	10,225,600	1.4%
				11,000,000	10,915,540	10,225,600
Nuspire, LLC	High Tech Industries	Senior Secured First Lien Term Loan LIBOR + 6.000%, 1.000% Floor (4)(5)(6)	11/8/2022	6,310,000	6,310,000	6,310,000	0.9%
				6,310,000	6,310,000	6,310,000
Omnitracs, LLC	Telecommunications	Senior Secured Second Lien Term Loan LIBOR + 7.750%, 1.000% Floor (4)	5/25/2021	7,000,000	7,009,042	7,000,000	0.9%
				7,000,000	7,009,042	7,000,000
Oxford Mining Company, LLC	Metals & Mining	Senior Secured First Lien Term Loan LIBOR + 8.500%, 0.750% Floor, 3.000% PIK (4)(5)	12/31/2018	12,450,782	12,450,782	12,450,782	1.7%
		Senior Secured First Lien Term Loan LIBOR + 8.500%, 0.750% Floor, 3.000% PIK (4)(5)	12/31/2018	8,751,527	8,751,527	8,751,527	1.2%
				21,202,309	21,202,309	21,202,309
Path Medical, LLC	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loan LIBOR + 9.500%, 1.000% Floor (4)(5)	10/11/2021	14,815,737	14,339,545	14,894,260	2.0%
		Warrants - 2.09% of outstanding equity (5)(11)		—	669,709	111,251	0.0%
				14,815,737	15,009,254	15,005,511
Payless Holdings LLC	Retail	Common Stock - 37,126 shares (11)		—	543,120	543,153	0.1%
				—	543,120	543,153

Company(1)(2)	Industry	Type of Investment	Maturity	Par Amount	Cost	Fair Value	% of Net Assets(3)
Petco Animal Supplies, Inc.	Retail	Senior Secured First Lien Term Loan LIBOR + 3.000%, 1.000% Floor (4)(16)	1/26/2023	1,984,848	1,844,566	1,493,598	0.2%
				1,984,848	1,844,566	1,493,598
PetroChoice Holdings, Inc.	Chemicals, Plastics & Rubber	Senior Secured Second Lien Term Loan LIBOR + 8.750%, 1.000% Floor (4)(5)(12)(16)	9/3/2023	9,000,000	9,000,000	9,000,000	1.2%
				9,000,000	9,000,000	9,000,000
Preferred Proppants, LLC	Energy: Oil & Gas	Senior Secured First Lien Term Loan LIBOR + 5.750%, 1.000% Floor (4)	7/27/2020	5,933,969	4,953,814	5,454,504	0.7%
				5,933,969	4,953,814	5,454,504
Press Ganey Holdings, Inc	Healthcare & Pharmaceuticals	Senior Secured Second Lien Term Loan LIBOR + 6.500%, 1.000% Floor (7)	10/21/2024	8,753,172	8,823,199	8,753,172	1.2%
				8,753,172	8,823,199	8,753,172
PT Network, LLC	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loan LIBOR + 5.500%, 1.000% Floor (4)(5)(6)	11/30/2021	8,042,410	8,042,410	8,042,410	1.1%
				8,042,410	8,042,410	8,042,410
Reddy Ice Corporation	Beverage & Food	Senior Secured Second Lien Term Loan LIBOR + 9.500%, 1.250% Floor (4)(5)	11/1/2019	2,000,000	2,000,000	1,913,600	0.3%
				2,000,000	2,000,000	1,913,600
RESIC Enterprises, LLC	Beverage & Food	Senior Secured Second Lien Term Loan LIBOR + 8.750%, 1.000% Floor (5)(7)	11/10/2025	15,000,000	15,000,000	15,000,000	2.0%
				15,000,000	15,000,000	15,000,000
Resolute Investment Managers, Inc.	Banking, Finance, Insurance & Real Estate	Senior Secured Second Lien Term Loan LIBOR + 7.500%, 1.000% Floor (4)(5)	4/30/2023	9,950,000	9,866,809	9,950,000	1.3%
				9,950,000	9,866,809	9,950,000
Rhombus Cinema Holdings, LP	Media: Diversified & Production	Preferred Equity 10.000% PIK - 7,449 shares (5)(9)		—	4,584,207	5,123,448	0.7%
		Common Units - 3,163 units (5) (9) (11)		—	3,162,793	1,848,273	0.2%
				—	7,747,000	6,971,721
RMS Holding Company, LLC	Services: Business	Senior Secured First Lien Term Loan LIBOR + 6.000%, 1.000% Floor (4) (5)	11/16/2022	14,962,500	14,962,500	14,962,500	2.0%
		Senior Secured First Lien Term Loan LIBOR + 6.000%, 1.000% Floor (4)(5)(6)	11/16/2022	1,262,593	1,262,593	1,262,593	0.2%
				16,225,093	16,225,093	16,225,093
SavATree, LLC	Environmental Industries	Senior Secured First Lien Term Loan LIBOR + 5.250%, 1.000% Floor (5)(6)(7)	6/2/2022	4,058,089	4,058,089	4,082,837	0.6%
				4,058,089	4,058,089	4,082,837
SFP Holding, Inc.	Construction & Building	Senior Secured First Lien Term Loan LIBOR + 6.250%, 1.000% Floor (4)(5)(6)	9/1/2022	4,277,778	4,277,778	4,277,778	0.6%
		Equity - 0.94% of outstanding equity (5) (11)		—	400,000	400,000	0.1%
				4,277,778	4,677,778	4,677,778
Ship Supply Acquisition Corporation	Services: Business	Senior Secured First Lien Term Loan LIBOR + 8.000%, 1.000% Floor (4)(5)	7/31/2020	22,187,500	22,187,500	21,284,469	2.9%
				22,187,500	22,187,500	21,284,469
Simplified Logistics, LLC	Services: Business	Senior Secured First Lien Term Loan LIBOR + 6.500%, 1.000% Floor (4)(5)(6)	2/28/2022	402,500	402,500	402,500	0.1%
		Senior Secured First Lien Term Loan LIBOR + 6.500%, 1.000% Floor (4)(5)(6)	2/28/2022	17,855,593	17,855,593	17,855,593
				18,258,093	18,258,093	18,258,093
Sizzling Platter, LLC	Hotel, Gaming & Leisure	Senior Secured First Lien Term Loan LIBOR + 7.500%, 1.000% Floor (7)	4/28/2020	15,000,000	15,000,000	15,000,000	2.0%

Company(1)(2)	Industry	Type of Investment	Maturity	Par Amount	Cost	Fair Value	% of Net Assets(3)
				15,000,000	15,000,000	15,000,000
SMART Financial Operations, LLC	Retail	Senior Secured First Lien Term Loan LIBOR + 10.000%, 1.000% Floor (4)(5)(6)	11/22/2021	3,700,000	3,700,000	3,798,000	0.5%
		Preferred Equity - 1,000,000 units (5) (9) (11)		1,000,000	1,000,000	1,050,000	0.1%
				4,700,000	4,700,000	4,848,000
Smile Doctors LLC	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loan LIBOR + 5.750%, 1.000% Floor (5)(7)	10/6/2022	4,401,871	4,401,871	4,401,870	0.6%
		Senior Secured First Lien Term Loan LIBOR + 5.750%, 1.000% Floor (5)(6)(7)	10/6/2022	823,065	823,065	823,065	0.1%
				5,224,936	5,224,936	5,224,935
Southwest Dealer Services, Inc.	Automotive	Senior Secured First Lien Term Loan LIBOR + 6.000%, 1.000% Floor (4)(5)	6/2/2022	4,838,750	4,838,750	4,838,750	0.7%
				4,838,750	4,838,750	4,838,750
SRS Software, LLC	High Tech Industries	Senior Secured First Lien Term Loan LIBOR + 7.000%, 1.000% Floor (4)(5)(6)	2/17/2022	19,353,750	19,353,750	19,522,128	2.6%
				19,353,750	19,353,750	19,522,128
Starfish Holdco LLC	High Tech Industries	Senior Secured Second Lien Term Loan LIBOR + 9.000%, 1.000% Floor (4)(5)	8/18/2025	4,000,000	3,942,308	3,940,000	0.5%
				4,000,000	3,942,308	3,940,000
TCH-2 Holdings, LLC	Hotel, Gaming & Leisure	Senior Secured Second Lien Term Loan LIBOR + 7.750%, 1.000% Floor (7)(16)	11/6/2021	3,636,364	3,603,131	3,636,364	0.5%
				3,636,364	3,603,131	3,636,364
Techniplas, LLC	Automotive	Senior Secured First Lien Notes 10.000% (8)	5/1/2020	6,000,000	6,000,000	4,930,200	0.7%
				6,000,000	6,000,000	4,930,200
The Garretson Resolution Group, Inc.	Services: Business	Senior Secured First Lien Term Loan LIBOR + 6.500%, 1.000% Floor (4)(5)	5/24/2021	9,375,000	9,345,609	9,277,500	1.3%
				9,375,000	9,345,609	9,277,500
The Octave Music Group, Inc.	Media: Diversified & Production	Senior Secured Second Lien Term Loan LIBOR + 8.250%, 1.000% Floor (4)(5)(16)	5/27/2022	7,500,000	7,500,000	7,500,000	1.0%
				7,500,000	7,500,000	7,500,000
Transocean Phoenix 2 Ltd.	Energy: Oil & Gas	Senior Secured First Lien Notes 7.750% (5)(8)(14)	10/15/2024	6,750,000	6,648,755	7,342,650	1.0%
				6,750,000	6,648,755	7,342,650
Truco Enterprises, LP	Beverage & Food	Senior Secured First Lien Term Loan LIBOR + 7.190%, 1.000% Floor (5)(7)	4/26/2021	9,567,540	9,567,540	9,567,540	1.3%
				9,567,540	9,567,540	9,567,540
True Religion Apparel, Inc.	Retail	Senior Secured First Lien Term Loan 10.000%	10/27/2022	147,321	140,238	139,999	0.0%
		Common Stock - 1,964 shares (11)		—	—	—	0.0%
		Warrants - 0.10% of outstanding equity (11)		—	—	—	0.0%
				147,321	140,238	139,999
U.S. Auto Sales Inc.	Banking, Finance, Insurance & Real Estate	Senior Secured Second Lien Term Loan LIBOR + 11.750%, 1.000% Floor (5)(7)(12)	6/8/2020	5,500,000	5,500,000	5,544,550	0.7%
				5,500,000	5,500,000	5,544,550
U.S. Well Services, LLC	Energy: Oil & Gas	Warrants - 2.04% of outstanding equity (11)	2/21/2019	—	173	—	0.0%
				—	173	—
Vail Holdco Corp.	Wholesale	Preferred Equity 12.500% PIK - 19,700 shares (5)(11)		—	18,839,643	18,839,110	2.5%
		Preferred Equity - 15,250 shares (5)(11)		—	15,250,000	15,250,000	2.1%

Company(1)(2)	Industry	Type of Investment	Maturity	Par Amount	Cost	Fair Value	% of Net Assets(3)
		Warrants - 0.985% of outstanding equity (5)(11)		—	860,357	860,310	0.1%
				—	34,950,000	34,949,420
Valence Surface Technologies, Inc.	Aerospace & Defense	Senior Secured First Lien Term Loan LIBOR + 5.500%, 1.000% Floor (4)(5)	6/13/2019	4,077,629	4,069,535	4,042,562	0.5%
				4,077,629	4,069,535	4,042,562
Velocity Pooling Vehicle, LLC	Automotive	Senior Secured First Lien Term Loan 12.000% (5)	8/15/2018	698,931	698,931	698,931	0.1%
		Senior Secured First Lien Term Loan LIBOR + 4.000%, 1.000% Floor (5)(13)(15)	5/14/2021	1,683,230	995,554	185,155	0.0%
		Senior Secured Second Lien Term Loan LIBOR + 7.250%, 1.000% Floor (5)(13)(15)	5/13/2022	20,625,000	18,717,854	206,250	0.0%
				23,007,161	20,412,339	1,090,336
VOYA CLO 2016-2, LTD.	Multi-Sector Holdings	Subordinated Notes 7.635% effective yield (5)(8)(9)(10)	7/19/2028	22,842,661	19,102,817	17,792,149	2.4%
				22,842,661	19,102,817	17,792,149
Watermill-QMC Holdings, Corp.	Automotive	Equity - 2.3% partnership interest (5)(9)(11)		—	902,277	1,170,254	0.2%
				—	902,277	1,170,254
YRC Worldwide Inc.	Transportation: Cargo	Senior Secured First Lien Term Loan LIBOR + 8.500%, 1.000% Floor (4)(9)	7/26/2022	8,569,133	8,379,051	8,522,859	1.2%
				8,569,133	8,379,051	8,522,859
Z Gallerie, LLC	Retail	Senior Secured First Lien Term Loan LIBOR + 6.500%, 1.000% Floor (5)(7)	10/8/2020	4,646,901	4,620,082	4,646,901	0.6%
				4,646,901	4,620,082	4,646,901

Total non-controlled/non-affiliated investments					$975,968,734	$917,820,822	124.0%

Controlled/affiliated investments – 20.3%(17)
AAR Intermediate Holdings, LLC	Energy: Oil & Gas	Senior Secured First Lien Term Loan LIBOR + 5.000%, 1.000% Floor (4)(5)(6)	9/30/2021	188,669	188,669	188,669	0.0%
		Senior Secured First Lien Term Loan LIBOR + 5.000%, 1.000% Floor (4)(5)	9/30/2021	3,144,481	3,144,481	3,144,481	0.4%
		Senior Secured First Lien Term Loan LIBOR + 8.000%, 1.000% Floor, PIK (4)(5)	9/30/2021	7,078,964	6,066,217	7,078,964	1.0%
		Membership Units - 7.55 units (5)(11)		—	—	—	0.0%
				10,412,114	9,399,367	10,412,114
Access Media Holdings, LLC	Media: Broadcasting & Subscription	Senior Secured First Lien Term Loan 5.000%, 5.000% PIK (5)	7/22/2020	7,390,587	7,390,587	7,390,587	1.0%
		Common Stock - 14 units (5) (9) (11)		—	—	—	0.0%
		Preferred Equity - 1,400,000 units (5)(9)(11)		—	1,400,000	—	0.0%
		Preferred Equity - 700,000 units (5)(9)(11)		—	700,000	—	0.0%
		Preferred Equity - 466,200 units (5)(6)(9)(11)		—	466,200	130,200	0.0%
				7,390,587	9,956,787	7,520,787
Capstone Nutrition, Inc.	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loan LIBOR + 12.500%, 1.000% Floor, PIK (4)(5)(13)	9/25/2020	20,286,895	15,619,898	12,042,301	1.6%
		Senior Secured First Lien Term Loan LIBOR + 12.500%, 1.000% Floor, PIK (4)(5)(13)	9/25/2020	8,778,122	6,869,187	5,210,693	0.7%

Company(1)(2)	Industry	Type of Investment	Maturity	Par Amount	Cost	Fair Value	% of Net Assets(3)
		Common Stock - 2,197.8 shares (5)(11)		—	9	—	0.0%
		Common Stock - 3,498.5 shares(5)(11)		—	—	—	0.0%
		Common Stock - 7,068.3 shares(5)(11)		—	300,002	—	0.0%
				29,065,017	22,789,096	17,252,994
MCM 500 East Pratt Holdings, LLC	Banking, Finance, Insurance & Real Estate	Equity - 455,871 units (9)(11)		—	455,871	455,871	0.1%
				—	455,871	455,871
MCM Capital Office Park Holdings LLC	Banking, Finance, Insurance & Real Estate	Equity - 7,500,000 units (9)(11)		—	7,500,000	7,500,000	1.0%
				—	7,500,000	7,500,000
Nomida, LLC	Construction & Building	Senior Secured First Lien Term Loan 10.000% (9)	12/1/2020	2,935,000	2,935,000	2,935,000	0.4%
		Equity 5,400,000 units (9)(11)		—	5,400,000	5,400,000	0.7%
				2,935,000	8,335,000	8,335,000
Sierra Senior Loan Strategy JV I LLC	Multi-Sector Holdings	Equity - 87.5% ownership of SIC Senior Loan Strategy JV I LLC (6)(9)		79,816,250	79,816,250	79,515,513	10.7%
				79,816,250	79,816,250	79,515,513
TwentyEighty, Inc.	Services: Business	Senior Secured First Lien Term Loan 1.000%, 7.000% PIK (4)	3/31/2020	6,696,055	6,696,055	6,696,055	0.9%
		Senior Secured First Lien Term Loan 0.250%, 8.750% PIK (4)	3/31/2020	6,122,689	5,627,149	5,501,849	0.7%
		Senior Secured First Lien Term Loan LIBOR + 3.500%, 1.000% Floor, 4.500% PIK (4)(6)	3/31/2020	3,098,085	3,084,498	3,098,085	0.4%
		Common Units - 58,098 units (11)		—	—	—	0.0%
				15,916,829	15,407,702	15,295,989

Total controlled/affiliated investments					$153,660,073	$146,288,268	19.8%

Money market fund – 2.5%					—	917,820,822
Federated Institutional Prime Obligations Fund (18)		Money Market 1.440%		12,932,993	12,932,993	12,932,993	1.7%
Total money market fund					$12,932,993	$12,932,993	1.7%

Derivative Instrument - Long Exposure					Notional Amount	Unrealized Appreciation/(Depreciation)
Total return swap with Citibank, N.A. (Note 5)		Total Return Swap			175,519,693	(5,354,868)
Total derivative instrument - long exposure					$175,519,693	$(5,354,868)

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

(18)	Represents securities in Level 1 in the ASC 820 table (see Note 4).
(19)	The interest rate on these loans is subject to a base rate plus a spread.

The following is a summary of the TRS reference assets as of December 31, 2017:

Company(1)	Industry	Type of Investment	Maturity	Par Amount	Notional Amount(2)	Fair Value	Unrealized Appreciation/ (Depreciation)
AP Gaming I, LLC	Hotel, Gaming & Leisure	Senior Secured First Lien Term Loan(4) LIBOR + 5.500%, 1.000% Floor	2/15/2024	$4,565,000	$4,555,025	$4,596,407	$41,382
Amplify Snack Brands, Inc.	Beverage & Food	Senior Secured First Lien Term Loan(4) LIBOR + 5.500%, 1.000% Floor	9/4/2023	1,358,684	1,345,098	1,351,347	6,250
AmWINS Group, Inc.	Banking, Finance, Insurance & Real Estate	Senior Secured Second Lien Term Loan(4) LIBOR + 6.750%, 1.000% Floor	1/25/2025	4,000,000	3,970,000	4,038,000	68,000
Anaren, Inc.	Aerospace & Defense	Senior Secured First Lien Term Loan(6) LIBOR + 4.500%, 1.000% Floor	2/18/2021	4,610,439	4,564,335	4,610,439	46,104
Atrium Innovations, Inc.	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loan(3)(6) LIBOR + 3.250%, 1.000% Floor	2/15/2021	4,961,819	4,955,617	4,974,224	18,607
BCPE Eagle Buyer LLC	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loan(4) LIBOR + 4.250%, 1.000% Floor	3/18/2024	4,975,000	4,925,250	4,850,625	(74,625)
Brand Energy & Infrastructure Services, Inc.	Construction & Building	Senior Secured First Lien Term Loan(6) LIBOR + 4.250%, 1.000% Floor	6/17/2024	5,985,000	6,013,671	6,004,451	(9,220)
Comfort Holding, LLC	Consumer Goods: Durable	Senior Secured First Lien Term Loan(4) LIBOR + 4.750%, 1.000% Floor	2/5/2024	6,965,000	6,895,350	6,281,594	(613,756)
Comfort Holding, LLC	Consumer Goods: Durable	Senior Secured Second Lien Term Loan(4) LIBOR + 10.000%, 1.000% Floor	2/3/2025	1,500,000	1,440,000	1,266,900	(173,100)
CPI Holdco, LLC	Capital Equipment	Senior Secured First Lien Term Loan(6) LIBOR + 3.500%, 1.000% Floor	7/26/2024	3,960,031	3,940,230	3,989,731	49,500
CPI International, Inc.	Aerospace & Defense	Senior Secured First Lien Term Loan(4) LIBOR + 3.500%, 1.000% Floor	7/26/2024	4,000,000	4,000,000	4,023,320	23,320
CT Technologies Intermediate Holdings, Inc.	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loan(4) LIBOR + 4.250%, 1.000% Floor	12/1/2021	994,911	975,013	994,911	19,898
Fieldwood Energy LLC	Energy: Oil & Gas	Senior Secured First Lien Term Loan(6) LIBOR + 7.000%, 1.000% Floor	8/31/2020	1,222,222	1,100,000	1,100,000	—
Fieldwood Energy LLC	Energy: Oil & Gas	Senior Secured First Lien Term Loan(6) LIBOR + 7.125%, 1.250% Floor	9/30/2020	1,650,000	1,641,125	1,133,006	(508,119)
Fieldwood Energy LLC	Energy: Oil & Gas	Senior Secured Second Lien Term Loan(6) LIBOR + 7.125%, 1.250% Floor	9/30/2020	2,596,305	2,676,375	832,973	(1,843,402)

Company(1)	Industry	Type of Investment	Maturity	Par Amount	Notional Amount(2)	Fair Value	Unrealized Appreciation/ (Depreciation)
Imagine! Print Solutions, LLC	Media: Advertising, Printing & Publishing	Senior Secured First Lien Term Loan(6) LIBOR + 4.750%, 1.000% Floor	6/21/2022	5,970,000	5,910,300	5,910,300	—
Iqor US Inc.	Services: Business	Senior Secured First Lien Term Loan(6) LIBOR + 5.000%, 1.000% Floor	4/1/2021	4,521,363	4,430,936	4,484,649	53,714
Keystone Acquisition Corp.	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loan(6) LIBOR + 5.250%, 1.000% Floor	5/1/2024	1,844,063	1,844,063	1,853,283	9,220
Kingpin Intermediate Holdings LLC	Hotel, Gaming & Leisure	Senior Secured First Lien Term Loan(6) LIBOR + 4.250%, 1.000% Floor	7/3/2024	3,987,500	3,967,563	4,027,375	59,813
KNB Holdings Corporation	Consumer Goods: Durable	Senior Secured First Lien Term Loan(6) LIBOR + 5.500%, 1.000% Floor	4/26/2024	2,950,000	2,912,375	2,957,375	45,000
Kronos Incorporated	Services: Business	Senior Secured Second Lien Term Loan(3)(6) LIBOR + 8.250%, 1.000% Floor	11/1/2024	2,000,000	1,980,000	2,073,000	93,000
LifeMiles Ltd.	Services: Consumer	Senior Secured First Lien Term Loan(3)(6) LIBOR + 5.500%, 1.000% Floor	8/18/2022	4,950,000	4,900,500	4,900,500	—
Lighthouse Network, LLC	Banking, Finance, Insurance & Real Estate	Senior Secured First Lien Term Loan(4) LIBOR + 4.500%, 1.000% Floor	11/29/2024	2,450,000	2,437,750	2,437,750	—
Lightstone HoldCo LLC	Utilities: Electric	Senior Secured First Lien Term Loan(4) LIBOR + 4.500%, 1.000% Floor	1/30/2024	2,965,000	2,905,700	2,975,822	70,122
Liquidnet Holdings, Inc.	Banking, Finance, Insurance & Real Estate	Senior Secured First Lien Term Loan(4) LIBOR + 4.250%, 1.000% Floor	7/15/2024	2,962,500	2,932,875	2,969,906	37,031
MH SUB I, LLC	Services: Consumer	Senior Secured Second Lien Term Loan(6) LIBOR + 7.500%, 1.000% Floor	9/15/2025	1,950,000	1,930,500	1,918,215	(12,285)
MH SUB I, LLC	Services: Consumer	Senior Secured First Lien Term Loan(6) LIBOR + 3.750%, 1.000% Floor	9/13/2024	1,600,000	1,592,000	1,603,600	11,600
Midwest Physician Administrative Services, LLC	Healthcare & Pharmaceuticals	Senior Secured Second Lien Term Loan(6) LIBOR + 7.000%, 1.000% Floor	8/15/2025	3,950,000	3,910,500	3,910,500	—
MPH Acquisition Holdings LLC	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loan(6) LIBOR + 3.000%, 1.000% Floor	6/7/2023	4,721,347	4,707,708	4,727,909	20,201
Neustar, Inc.	High Tech Industries	Senior Secured First Lien Term Loan(6) LIBOR + 3.750%, 1.000% Floor	8/8/2024	2,000,000	1,990,000	2,016,000	26,000
Neustar, Inc.	High Tech Industries	Senior Secured Second Lien Term Loan(6) LIBOR + 8.000%, 1.000% Floor	8/8/2025	1,000,000	985,000	1,009,060	24,060
New Media Holdings II LLC	Media: Advertising, Printing & Publishing	Senior Secured First Lien Term Loan(4) LIBOR + 6.250%, 1.000% Floor	7/14/2022	945,201	947,564	945,201	(2,363)
Nine West Holdings, Inc.	Consumer Goods: Non-durable	Senior Secured First Lien Term Loan(6) LIBOR + 3.750%, 1.000% Floor	10/8/2019	5,758,716	5,744,319	5,151,172	(593,148)
Petco Animal Supplies, Inc.	Retail	Senior Secured First Lien Term Loan(6) LIBOR + 3.000%, 1.000% Floor	1/26/2023	8,854,974	8,717,521	6,663,368	(2,054,154)
PetroChoice Holdings, Inc.	Chemicals, Plastics & Rubber	Senior Secured First Lien Term Loan(5) LIBOR + 5.000%, 1.000% Floor	8/22/2022	4,962,025	4,962,025	4,962,025	—
Rough Country, LLC	Automotive	Senior Secured First Lien Term Loan(4) LIBOR + 4.500%, 1.000% Floor	5/25/2023	2,798,723	2,770,735	2,786,968	16,233
SESAC Holdco II LLC	Media: Broadcasting & Subscription	Senior Secured Second Lien Term Loan(4) LIBOR + 7.250%, 1.000% Floor	2/24/2025	2,000,000	1,980,000	1,965,000	(15,000)
Silversea Cruise Finance Ltd.	Hotel, Gaming & Leisure	Senior Secured First Lien Notes(4) 7.250%	2/1/2025	1,000,000	1,000,000	1,077,500	77,500
Sparta Systems, Inc.	High Tech Industries	Senior Secured First Lien Term Loan(6) LIBOR + 4.000%, 1.000% Floor	8/21/2024	5,000,000	4,987,500	5,037,500	50,000

Company(1)	Industry	Type of Investment	Maturity	Par Amount	Notional Amount(2)	Fair Value	Unrealized Appreciation/ (Depreciation)
Sungard Availability Services Capital Inc.	Services: Business	Senior Secured First Lien Term Loan(4) LIBOR + 7.000%, 1.000% Floor	9/30/2021	7,989,438	7,956,046	7,330,309	(625,737)
TCH-2 Holdings, LLC	Hotel, Gaming & Leisure	Senior Secured First Lien Term Loan(4) LIBOR + 4.000%, 1.250% Floor	5/6/2021	3,185,696	3,168,764	3,200,032	31,268
Tensar Corporation	Capital Equipment	Senior Secured First Lien Term Loan(4) LIBOR + 4.750%, 1.000% Floor	7/9/2021	11,114,962	11,003,812	10,781,513	(222,299)
The Octave Music Group, Inc.	Media: Diversified & Production	Senior Secured First Lien Term Loan(4) LIBOR + 4.750%, 1.000% Floor	5/28/2021	945,165	951,073	945,165	(5,907)
tronc, Inc.	Media: Advertising, Printing & Publishing	Senior Secured First Lien Term Loan(3)(4) LIBOR + 4.750%, 1.000% Floor	8/4/2021	6,611,111	6,545,000	6,660,694	115,694
United Road Services, Inc.	Transportation: Cargo	Senior Secured First Lien Term Loan(4) LIBOR + 5.250%, 1.000% Floor	9/1/2024	1,950,000	1,940,250	1,940,250	—
US Shipping Partners LP	Transportation: Cargo	Senior Secured First Lien Term Loan(4) LIBOR + 4.250%, 1.000% Floor	6/26/2021	1,688,831	1,676,165	1,486,171	(189,993)
VCVH Holding Corp.	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loan(6) LIBOR + 5.000%, 1.000% Floor	6/1/2023	987,500	977,625	991,648	14,023
Veresen Midstream Limited Partnership	Energy: Oil & Gas	Senior Secured First Lien Term Loan(3)(6) LIBOR + 3.000%, 1.000% Floor	3/31/2022	2,962,025	2,926,185	2,982,019	55,834
Wink Holdco, Inc.	Banking, Finance, Insurance & Real Estate	Senior Secured First Lien Term Loan(6) LIBOR + 3.000%, 1.000% Floor	12/2/2024	2,000,000	1,995,000	2,008,760	13,760
Wink Holdco, Inc.	Banking, Finance, Insurance & Real Estate	Senior Secured Second Lien Term Loan(6) LIBOR + 6.750%, 1.000% Floor	12/1/2025	2,950,000	2,935,250	2,935,250	—
Total				$176,870,551	$175,519,693	$169,673,718	$(5,845,975)
Total accrued interest income, net of expenses							491,107
Total unrealized depreciation on TRS							$(5,354,868)

(1)	All investments are domiciled in the United States.

(2)	Represents the cost of an investment in which the TRS is referenced.

(3)	The investment is not a qualifying asset under the 1940 Act.

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
March 31, 2018
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

On April 17, 2012, the Company successfully reached its minimum escrow requirement and officially commenced operations by issuing 1,108,033 shares of common stock to SIC Advisors for gross proceeds of $10,000,000. The Company’s offering period is currently scheduled to terminate on April 17, 2019, unless further extended. As of March 31, 2018, the Company has sold a total of 96,993,237 shares of common stock, which includes shares issued as part of the distribution reinvestment plan (see Note 13), for total gross proceeds of $1.0 billion, which includes the shares sold to SIC Advisors. The proceeds from the issuance of common stock are presented in the Company’s consolidated statements of changes in net assets and consolidated statements of cash flows and are presented net of selling commissions and dealer manager fees.

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

Note 2. Significant Accounting Policies
Basis of Presentation
The Company follows the accounting and reporting guidance in the Financial Accounting Standards Board Accounting Standards Codification ("ASC") Topic 946 - Financial Services, Investment Companies ("ASC 946"). The accompanying consolidated financial statements have been prepared on the accrual basis of accounting in conformity with U.S. generally accepted accounting principles ("GAAP") and include the accounts of the Company and its wholly-owned subsidiaries, Alpine, Arbor, and the Taxable Subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. All references made to the "Company," "we," and "us" herein include Sierra Income Corporation and its consolidated subsidiaries, except as stated otherwise. Additionally, the accompanying consolidated financial statements of the Company and related financial information have been prepared pursuant to the requirements for reporting on Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain disclosures accompanying annual financial statements prepared in accordance with GAAP are omitted. In the opinion of management, the unaudited interim financial results contain all adjustments and reclassifications, which are of a normal recurring nature, that are necessary for the fair presentation of financial statements for the periods presented. Therefore, this Form 10-Q should be read in conjunction with the Company’s annual report on Form 10-K for the year ended December 31, 2017, which was filed with the U.S. Securities and Exchange Commission ("SEC") on March 12, 2018. The current period’s results of operations will not necessarily be indicative of results that ultimately may be achieved for the fiscal year ending December 31, 2018.

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

The Company holds debt investments that contain a payment-in-kind (PIK) interest provision. PIK interest, which represents contractually deferred interest added to the investment balance that is generally due at maturity, is recorded on an accrual basis to the extent such amounts are expected to be collected. PIK interest is not accrued if the Company does not expect the issuer to be able to pay all principal and interest when due. For the three months ended March 31, 2018 and 2017, the Company earned PIK interest of $1,663,426 and $1,879,647, respectively.

Investment transactions are accounted for on a trade-date basis. Realized gains or losses on investments are measured by the difference between the net proceeds from the disposition and the amortized cost basis of investment, without regard to unrealized gains or losses previously recognized. For the three months ended March 31, 2018 and 2017, the Company recognized realized losses on investments of $26,781,391 and $11,371,334, respectively, related to certain non-cash restructuring transactions, which are recorded on the consolidated statements of operations as a component of net realized gain/(loss) from non-controlled/non-affiliated investments. The Company reports changes in fair value of investments that are measured at fair value as a component of the net change in unrealized appreciation/(depreciation) on investments in the consolidated statements of operations. For total return swap transactions (see Note 5), periodic payments are received or made at the end of each settlement period, but prior to settlement are recorded as realized gains or losses on total return swap in the consolidated statements of operations.

Management reviews all loans that become 90 days or more past due on principal and interest or when there is reasonable doubt that principal or interest will be collected for possible placement on management's designation of non-accrual status. Accrued interest is generally reserved when a loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment regarding collectability. Loans on non-accrual status are restored to accrual status when past due principal and interest is paid and, in management’s judgment, are likely to remain current, although the Company may make exceptions to this general rule if the loan has sufficient collateral value and is in the process of collection. As of March 31, 2018, eight portfolio companies were on non-accrual status with a cost of $90,835,937, or 8.3% of the cost of the Company's portfolio, and a fair value of $49,844,616, or 4.8% of the fair value of the Company's portfolio. As of December 31, 2017, eight portfolio companies were on non-accrual status with a cost of $85,350,257, or 8.1% of the cost of the Company's portfolio, and a fair value of $27,848,048, or 2.6% of the fair value of the Company's portfolio.

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

U.S. Federal Income Taxes
The Company has elected to be treated as a RIC under Subchapter M of the Code, and intends to qualify annually, for the tax treatment applicable to RICs. In order to continue to qualify as a RIC, among other things, the Company is required to meet certain source of income and asset diversification requirements and timely distribute to its stockholders at least 90% of the sum of its investment company taxable income ("ICTI") including PIK, as defined by the Code, and net tax-exempt interest income (which is the excess of the Company’s gross tax-exempt interest income over certain disallowed deductions) for each taxable year in order to be eligible for tax treatment under Subchapter M of the Code. Depending on the level of ICTI earned in a tax year, the Company may choose to carry forward ICTI in excess of current year dividend distributions into the next tax year. Any such carryover ICTI must be distributed before the end of that next tax year through a dividend declared prior to filing the final tax return related to the year which generated such ICTI.

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

The Taxable Subsidiaries accrue income taxes payable based on the applicable corporate rates on the unrealized gains generated by the investments held by the Taxable Subsidiaries. As of March 31, 2018 and December 31, 2017, the Company recorded a deferred tax liability of $155,999 and $291,454, respectively, on the consolidated statements of assets and liabilities. The change in deferred tax liabilities is included as a component of net realized and unrealized gain/(loss) on investments on the consolidated statements of operations. On December 22, 2017, the United States enacted tax reform legislation through the Tax Cuts and Jobs Act, which significantly changes the existing U.S. tax laws, including a reduction in the corporate tax rate from 35% to 21%, a move from a worldwide tax system to a territorial system, as well as other changes. The Company's Taxable Subsidiaries provisional tax will be based on the new federal corporate tax rate of 21% for the tax year 2018. This estimate incorporates assumptions made based on the Taxable Subsidiaries' current interpretation of the Tax Act and may change, possibly materially, as the Company completes its analysis and receives additional clarification and implementation guidance.

ICTI generally differs from net investment income for financial reporting purposes due to temporary and permanent differences in the recognition of income and expenses. The Company may be required to recognize ICTI in certain circumstances in which it does not receive cash. For example, if the Company holds debt obligations that are treated under applicable tax rules as having original issue discount ("OID"), the Company must include in ICTI each year a portion of the OID that accrues over the life of the obligation, regardless of whether cash representing such income is received by the Company in the same taxable year. The Company may also have to include in ICTI other amounts that it has not yet received in cash, such as PIK interest income and interest income from investments that have been classified as non-accrual for financial reporting purposes. Interest income on non-accrual investments is not recognized for financial reporting purposes, but generally is recognized in ICTI. Because any OID or other amounts accrued will be included in the Company’s ICTI for the year of accrual, the Company may be required to make a distribution to its stockholders in order to satisfy the minimum distribution requirements, even though the Company will not have received and may not ever receive any corresponding cash amount. ICTI also excludes net unrealized appreciation or depreciation, as investment gains or losses are not included in taxable income until they are realized.

Although the Company files federal and state tax returns, the Company's major tax jurisdiction is the United States federal jurisdiction. The Company’s federal and state tax returns for the prior three fiscal years remain open, subject to examination by the Internal Revenue Service.

The Company accounts for income taxes in conformity with ASC Topic 740 - Income Taxes (“ASC 740”). ASC 740 provides guidelines for how uncertain tax positions should be recognized, measured, presented and disclosed in financial statements. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions deemed to meet the “more-likely-than-not” threshold would be recorded as a tax benefit or expense in the current period. The Company recognizes interest and penalties, if any, related to unrecognized tax benefits as income tax expense in the consolidated statements of operations. There were no interest or penalties due to material uncertain income tax positions at March 31, 2018 and 2017.

The following table reflects, for U.S. federal income tax purposes, the sources of the cash distributions that the Company has paid on its common stock for the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31, 2018		Three Months Ended March 31, 2017
Source of Distribution	Distribution Amount	Percentage	Distribution Amount	Percentage
Ordinary income	$15,520,650	100.0%	$15,267,181	100.0%
Net realized gain	—	—	—	—
Return of capital	—	—	—	—
Distributions on a tax basis	$15,520,650	100.0%	$15,267,181	100.0%

As of March 31, 2018, for federal income tax purposes, the aggregate gross unrealized appreciation and depreciation is $9,225,639 and $56,647,840, respectively. As of March 31, 2018, net unrealized depreciation is $47,422,201 based on a tax basis cost of $1,089,321,851.

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

Recent Accounting Pronouncements
In May 2014, the FASB issued Accounting Standards Update 2014-09, Revenue from Contracts with Customers (Accounting Standards Codification ("ASC") Topic 606) ("ASU 2014-09"). ASU 2014-09 supersedes the revenue recognition requirements under ASC Topic 605, Revenue Recognition, and most industry-specific guidance throughout the ASC. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which an entity expects to be entitled in exchange for those goods or services. The new guidance will significantly enhance comparability of revenue recognition practices across entities, industries, jurisdictions and capital markets. Additionally, the guidance requires improved disclosures as to the nature, amount, timing and uncertainty of revenue that is recognized. The new guidance is effective for fiscal years beginning after December 15, 2017 and, therefore, became effective for the Company on January 1, 2018. During implementation, the Company determined that the Company’s significant revenue sources associated with financial instruments, including loans and notes that are accounted for under other U.S. GAAP, are considered not in the scope of ASU 2014-09. As a result, the new guidance will not have a significant impact on the Company’s consolidated financial statements. The Company identified no changes to the recognition, timing or classification of revenues most closely associated with financial instruments, including interest and dividend income, realized gains and losses, up-front fees, interest and dividend income. The Company has elected to adopt the new guidance using the modified retrospective approach as of the date of initial application on January 1, 2018. Electing the modified retrospective approach has resulted in no cumulative effect adjustment to the opening balance of net assets at the date of initial application. See “Revenue Recognition” section within Note 2 for additional information on the Company’s revenue recognition accounting policies.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows: Classification of Certain Cash Receipts and Cash Payments (a consensus of the Emerging Issues Task Force), or ASU 2016-15, which intends to reduce diversity in practice in how certain cash receipts and payments are classified in the statement of cash flows, including debt prepayment or extinguishment costs, the settlement of contingent liabilities arising from a business combination, proceeds from insurance settlements and distributions from certain equity method investments. ASU 2016-15 is effective for interim and annual periods beginning after December 15, 2017. Early adoption is permitted. The adoption of this guidance may impact the presentation of cash flows, but will not otherwise have a material impact on the Company's consolidated balance sheets or statements of operations.

In March 2017, the FASB issued ASU 2017-08, Receivables - Nonrefundable Fees and Other Costs (“ASU 2017-08”). The amendments in ASU 2017-08 require premiums on purchased callable debt securities to be amortized to the security’s earliest call date. Prior to this ASU, premiums and discounts on purchased callable debt securities were generally required to be amortized to the security’s maturity date. The amendments in ASU 2017-08 do not require any changes to treatment of securities held at a discount. ASU 2017-08 is effective on January 1, 2019, with early adoption permitted. Although the Company is still evaluating the effect of ASU 2017-08, it does not expect the amendments to have a material impact on its consolidated financial statements.

Note 3. Investments
The following table shows the amortized cost and the fair value of the Company’s portfolio investments as of March 31, 2018:

	Amortized Cost	Percentage	Fair Value	Percentage
Senior secured first lien term loans	$576,832,172	52.8%	$536,017,581	51.4%
Senior secured second lien term loans	225,290,191	20.6	224,036,376	21.5
Senior secured first lien notes	43,306,992	4.0	42,261,308	4.1
Subordinated notes	76,540,420	7.0	75,502,584	7.2
Sierra Senior Loan Strategy JV I LLC	84,453,750	7.7	83,810,188	8.0
Equity/warrants	85,797,608	7.9	80,271,613	7.7
Total	$1,092,221,133	100.0%	$1,041,899,650	100.0%

The following table shows the amortized cost and the fair value of the Company’s portfolio investments as of December 31, 2017:

	Amortized Cost	Percentage	Fair Value	Percentage
Senior secured first lien term loans	$609,837,869	54.0%	$569,902,295	53.6%
Senior secured second lien term loans	43,955,411	3.9	42,758,067	4.0
Senior secured first lien notes	251,114,921	22.2	231,837,616	21.8
Subordinated notes	74,598,558	6.6	74,341,284	7.0
Sierra Senior Loan Strategy JV I LLC	79,816,250	7.1	79,515,513	7.5
Equity/warrants	70,305,798	6.2	65,754,315	6.2
Total	$1,129,628,807	100.0%	$1,064,109,090	100.0%

The following table shows the composition of the Company’s portfolio investments by industry classification at amortized cost and fair value as of March 31, 2018:

Industry Classification	Amortized Cost	Percentage	Fair Value	Percentage
Multi-Sector Holdings	$160,994,170	14.7%	$159,312,771	15.3%
Services: Business	156,650,538	14.3%	154,281,858	14.8%
Healthcare & Pharmaceuticals	85,719,896	7.8%	76,027,767	7.3%
High Tech Industries	75,573,749	6.9%	74,927,516	7.2%
Aerospace & Defense	63,827,474	5.8%	64,040,047	6.1%
Banking, Finance, Insurance & Real Estate	56,428,989	5.2%	56,658,827	5.4%
Construction & Building	51,798,913	4.7%	52,044,851	5.0%
Wholesale	47,617,500	4.4%	47,397,993	4.5%
Hotel, Gaming & Leisure	60,407,700	5.5%	41,337,788	4.0%
Automotive	37,393,739	3.4%	36,605,808	3.5%
Energy: Oil & Gas	36,765,621	3.4%	33,316,323	3.2%
Beverage & Food	31,265,980	2.9%	31,129,109	3.0%
Transportation: Cargo	30,555,113	2.8%	30,853,649	3.0%
Media: Advertising, Printing & Publishing	22,660,090	2.1%	22,338,940	2.1%
Containers, Packaging & Glass	21,926,366	2.0%	21,637,472	2.1%
Chemicals, Plastics & Rubber	21,134,845	1.9%	21,134,845	2.0%
Retail	18,765,526	1.7%	18,413,610	1.8%
Metals & Mining	20,614,725	1.9%	15,396,474	1.5%
Capital Equipment	15,347,585	1.4%	15,353,077	1.5%
Media: Diversified & Production	15,247,000	1.4%	14,449,374	1.4%
Telecommunications	12,769,162	1.2%	12,758,841	1.2%
Media: Broadcasting & Subscription	15,912,498	1.5%	10,708,906	1.0%
Transportation: Consumer	8,653,779	0.8%	8,653,779	0.8%
Services: Consumer	9,497,959	0.9%	8,612,719	0.8%
Consumer Goods: Non-durable	6,156,250	0.6%	5,946,650	0.6%
Environmental Industries	4,735,539	0.4%	4,760,229	0.5%
Forest Products & Paper	3,800,427	0.3%	3,800,427	0.4%
Total	$1,092,221,133	100.0%	$1,041,899,650	100.0%

The following table shows the composition of the Company’s portfolio investments by industry classification at amortized cost and fair value as of December 31, 2017:

Industry Classification	Amortized Cost	Percentage	Fair Value	Percentage
Multi-Sector Holdings	$154,414,808	13.7%	$153,856,797	14.4%
Services: Business	148,161,667	13.1	146,953,643	13.8
Healthcare & Pharmaceuticals	97,232,777	8.6	91,755,106	8.6
High Tech Industries	75,090,922	6.6	72,406,421	6.8
Aerospace & Defense	66,311,880	5.9	66,643,836	6.3
Banking, Finance, Insurance & Real Estate	63,803,867	5.6	63,954,055	6.0
Chemicals, Plastics & Rubber	21,166,845	1.9	21,154,595	2.0
Construction & Building	53,442,004	4.7	53,936,884	5.1
Hotel, Gaming & Leisure	67,502,603	6.0	44,379,508	4.2
Transportation: Cargo	36,257,578	3.2	36,660,325	3.4
Energy: Oil & Gas	36,199,596	3.2	34,983,825	3.3
Beverage & Food	31,534,581	2.8	31,625,675	3.0
Telecommunications	26,007,433	2.3	25,579,647	2.4
Media: Advertising, Printing & Publishing	24,694,311	2.2	24,692,940	2.3
Containers, Packaging & Glass	22,128,033	2.0	22,128,034	2.1
Metals & Mining	21,202,310	1.9	21,202,310	2.0
Retail	27,846,032	2.5	19,931,113	1.9
Automotive	36,186,832	3.2	16,154,337	1.5
Capital Equipment	14,730,032	1.3	14,726,702	1.4
Media: Diversified & Production	15,247,000	1.3	14,471,721	1.4
Media: Broadcasting & Subscription	15,918,385	1.4	13,438,549	1.3
Wholesale	47,212,500	4.2	47,202,110	4.4
Services: Consumer	9,497,960	0.8	8,631,158	0.8
Transportation: Consumer	7,614,095	0.7	7,614,095	0.7
Consumer Goods: Non-durable	6,166,667	0.5	5,942,867	0.5
Environmental Industries	4,058,089	0.4	4,082,837	0.4
Total	$1,129,628,807	100.0%	$1,064,109,090	100.0%

See the Consolidated Schedule of Investments for industry classifications of the underlying total return swap ("TRS") reference assets as of March 31, 2018 and December 31, 2017.

The following table shows the composition of the Company’s portfolio investments by geography classification at fair value as of March 31, 2018 and December 31, 2017:

	March 31, 2018		December 31, 2017
Geography	Fair Value	Percentage	Fair Value	Percentage
United States	$961,910,182	92.3%	$985,247,246	92.6%
Cayman Islands	75,502,585	7.3	74,341,284	7.0
Canada	4,486,883	0.4	4,520,560	0.4
Total	$1,041,899,650	100.0%	$1,064,109,090	100.0%

Transactions with Controlled/Affiliated Companies
During the three months ended March 31, 2018 and 2017, the Company had investments in portfolio companies designated as controlled/affiliated investments under the 1940 Act. Transactions with controlled/affiliated investments were as follows:

Name of Investment(3)	Type of Investment	Fair Value at December 31, 2017	Purchases/ (Sales) of Investments	Transfers In/(Out) of Investments	Net change in unrealized appreciation/ (depreciation)	Realized Gain/(Loss)	Fair Value at March 31, 2018	Income Earned
1888 Industrial Services, LLC	Senior Secured First Lien Term Loan	$188,669	$314,448	$—	$—	$—	$503,117	$5,913
	Senior Secured First Lien Term Loan	3,144,481	—	—	—	—	3,144,481	52,587
	Senior Secured First Lien Term Loan	7,078,964	220,785	—	(51,949)	—	7,247,800	175,522
	Membership Units	—	—	—	—	—	—	—
Access Media Holdings, LLC	Senior Secured First Lien Term Loan	7,390,587	31,820	—	(2,280,797)	—	5,141,610	—
	Common Stock	—	—	—	—	—	—	—
	Preferred Equity	—	—	—	—	—	—	—
	Preferred Equity	—	—	—	—	—	—	—
	Preferred Equity	130,200	93,800	—	(434,000)	—	(210,000)	—
Capstone Nutrition	Senior Secured First Lien Term Loan	12,042,301	—	—	(2,923,878)	—	9,118,423	—
	Senior Secured First Lien Term Loan	5,210,693	—	—	(1,265,159)	—	3,945,534	—
	Senior Secured First Lien Term Loan	—	1,559,422	—	—	—	1,559,422	75,247
	Common Stock	—	—	—	—	—	—	—
	Common Stock	—	—	—	—	—	—	—
	Common Stock	—	—	—	—	—	—	—
MCM East Pratt Holdings, LLC	Equity	455,871	4,544,129	—	—	—	5,000,000	—
MCM Capital Office Park Holdings LLC	Equity	7,500,000	—	—	—	—	7,500,000	97,403
Medley Chiller Holdings LLC	Equity	—	8,627,500	—	(128,614)	—	8,498,886	—
Nomida LLC(1)	Senior Secured First Lien Term Loan	2,935,000	(1,885,000)	—	—	—	1,050,000	63,426
	Equity	5,400,000	—	—	(270,000)	—	5,130,000	—
Sierra Senior Loan Strategy JV I LLC(2)	Equity	79,515,513	4,637,500	—	(342,825)	—	83,810,188	1,925,000
TwentyEighty, Inc.	Senior Secured First Lien Term Loan	5,501,849	188,187	—	(124,071)	—	5,565,965	137,828
	Senior Secured First Lien Term Loan	6,696,055	69,379	—	(45,329)	—	6,720,105	133,952
	Senior Secured First Lien Term Loan	3,098,085	(25,487)	—	(1,500)	—	3,071,098	71,474
	Senior Secured First Lien Term Loan	—	—	—	—	—	—	589
	Equity	—	—	—	—	—	—	—
Total		$146,288,268	$18,376,483	$—	$(7,868,122)	$—	$156,796,629	$2,738,941

Name of Investment	Type of Investment	Fair Value at December 31, 2016	Purchases/ (Sales) of Investments	Transfers In/(Out) of Investments	Net change in unrealized appreciation/ (depreciation)	Realized Gain/(Loss)	Fair Value at March 31, 2017	Income Earned
Access Media Holdings, LLC	Senior Secured First Lien Term Loan	$—	$140,691	$6,868,420	$105,094	$—	$7,114,205	$264,393
	Common Stock	—	—	—	—	—	—
	Preferred Equity	—	—	—	—	—	—
	Preferred Equity	—					—
Capstone Nutrition	Senior Secured First Lien Term Loan	16,246,819	(281,769)	—	836,275	—	16,801,325	—
	Common Stock	—	—	—	—	—	—	—
	Common Stock	—	—	—	—	—	—	—
	Common Stock	—	—	—	—	—	—	—
MCM Capital Office Park Holdings LLC	Equity	7,500,000	(155,844)	—	—	—	7,344,156	—
Nomida LLC(1)	Senior Secured First Lien Term Loan	8,100,000	—	—	—	—	8,100,000	202,500
	Equity	5,400,000	—	—	—	—	5,400,000	—
Sierra Senior Loan Strategy JV I LLC(2)	Equity	60,496,647	2,843,750	—	172,769	—	63,513,166	1,837,500
TwentyEighty, Inc.	Senior Secured First Lien Term Loan	—	3,003,327				3,003,327	193,006
	Senior Secured First Lien Term Loan	—	6,352,824				6,352,824	—
	Senior Secured First Lien Term Loan	—	5,064,975		(25,119)		5,039,856	—
	Equity	—	—				—	—
Total		$97,743,466	$16,967,954	$6,868,420	$1,089,019	$—	$122,668,859	$2,497,399

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

Purchases/(sales) of investments in controlled/affiliated investments are included in the purchases and sales presented on the consolidated statements of cash flows for the three months ended March 31, 2018 and 2017. Transfers in/(out) of controlled/affiliated represents the fair value for the month an investment became or was removed as a controlled/affiliates investment. Income received from controlled/affiliated investments is included in total investment income on the consolidated statements of operations for the three months ended March 31, 2018 and 2017.

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

As of March 31, 2018 and December 31, 2017, Sierra JV had total capital commitments of $100 million, with the Company providing $87.5 million and GALIC providing $12.5 million. Approximately $96.5 million and $91.2 million was funded as of March 31, 2018 and December 31, 2017, relating to these commitments, of which $84.5 million and $79.8 million were from the Company, respectively. The Company does not have the right to withdraw any of their respective capital commitment, unless in connection with a transfer of its membership interests. The Company may transfer full membership interests as long as it is approved by all members and transferred in a transaction exempt from the registration requirements of the Securities Act of 1933, as amended, or applicable state securities laws.

On August 4, 2015, Sierra JV entered into a senior secured revolving credit facility the ("JV Facility") led by Credit Suisse, AG ("CS") with commitments of $100 million subject to certain leverage and borrowing base restrictions. On December 29, 2015, the JV Facility was amended and the total commitments were increased to $135 million. On March 30, 2017, the Company amended the JV Facility previously administered by CS and facilitated the assignment of all rights and obligations of CS under the JV Facility to Deutsche Bank AG, New York Branch, ("DB") and increased the total loan commitments to $240 million. On May 26, 2017 commitments to the JV facility were increased from $240 million to $250 million. The JV Facility bears interest at a rate of LIBOR (with no minimum) plus 2.50% per annum. The JV Facility reinvestment period ends on March 30, 2019 and the stated maturity date is March 30, 2022. As of March 31, 2018 and December 31, 2017, there were $190.5 million and $180.0 million outstanding under the JV Facility, respectively.

The following table shows a summary of Sierra JV's portfolio as of March 31, 2018 and December 31, 2017:

	March 31, 2018	December 31, 2017
Senior secured loans(1)	$282,862,233	$262,812,353
Weighted average current interest rate on senior secured loans(2)	7.06%	6.88%
Number of borrowers in the Sierra JV	57	52
Investments at fair value	$277,449,898	$257,714,909
Largest loan to a single borrower(1)	$11,231,357	$11,289,143
Total of five largest loans to borrowers(1)	$50,601,786	$47,048,607

(1)	At par value.

(2)	Computed as the (a) annual stated interest rate on accruing senior secured loans, divided by (b) total senior secured loans at principal amount.

The following is a listing of the individual investments in Sierra JV's portfolio as of March 31, 2018 (unaudited):

Company	Industry	Type of Investment	Maturity	Par Amount	Cost	Fair Value(1)
4Over International, LLC	Media: Advertising, Printing & Publishing	Senior Secured First Lien Term Loan (2) LIBOR + 6.00% Cash, 1.00% LIBOR Floor	6/7/2022	$11,231,357	$11,231,357	$11,231,357
AccentCare, Inc.	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loan (2) LIBOR + 5.25% Cash, 1.00% LIBOR Floor	10/1/2021	7,693,060	7,659,196	7,693,060
Acrisure, LLC	Banking, Finance, Insurance & Real Estate	Senior Secured First Lien Term Loan (4) LIBOR + 4.25% Cash, 1.00% LIBOR Floor	11/22/2023	5,432,700	5,449,888	5,487,027
Apco Holdings, Inc.	Automotive	Senior Secured First Lien Term Loan (2) LIBOR + 6.00% Cash, 1.00% LIBOR Floor	1/31/2022	4,552,162	4,464,656	4,552,162
API Technologies Corp.	Aerospace and Defense	Senior Secured First Lien Term Loan (2) LIBOR + 6.50% Cash, 1.00% LIBOR Floor	4/22/2022	5,827,500	5,748,141	5,827,500
Associated Asphalt Partners, LLC	Construction & Building	Senior Secured First Lien Term Loan (2) LIBOR + 5.25% Cash, 1.00% LIBOR Floor	4/5/2024	991,786	987,513	942,593
Avantor Performance Materials Holdings, Inc.	Chemicals, Plastics & Rubber	Senior Secured First Lien Term Loan (2) LIBOR + 4.00% Cash, 1.00% LIBOR Floor	11/21/2024	6,558,562	6,464,893	6,624,148
Barracuda Network	High Tech Industries	Senior Secured First Lien Term Loan (4) LIBOR + 3.25% Cash, 1.00% LIBOR Floor	10/31/2024	1,000,000	997,545	1,003,000
Blount International, Inc.	Capital Equipment	Senior Secured First Lien Term Loan (2) LIBOR + 4.25% Cash, 1.00% LIBOR Floor	4/12/2023	2,375,000	2,369,513	2,397,563
Canyon Valor Companies, Inc.	Media: Diversified & Production	Senior Secured First Lien Term Loan (2) LIBOR + 4.25% Cash, 1.00% LIBOR Floor	6/16/2023	995,000	992,781	1,002,662
Cardenas Markets LLC	Retail	Senior Secured First Lien Term Loan (2) LIBOR + 5.75% Cash, 1.00% LIBOR Floor	11/29/2023	6,418,750	6,366,792	6,418,750
CD&R TZ Purchaser, Inc.	Services: Business	Senior Secured First Lien Term Loan (4) LIBOR + 6.00% Cash, 1.00% LIBOR Floor	7/21/2023	6,402,500	6,329,195	6,402,500

Company	Industry	Type of Investment	Maturity	Par Amount	Cost	Fair Value(1)
Covenant Surgical Partners, Inc.	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loan (4)(9) LIBOR + 4.75% Cash, 1.00% LIBOR Floor	10/4/2024	8,864,961	8,841,632	8,929,676
CP Opco, LLC	Services: Business	Common Units (10)		—	—	—
CP Opco, LLC	Services: Business	Senior Secured First Lien Term Loan (4)(6)(7) ABR + 5.50% PIK, 4.25% ABR Floor	4/1/2019	384,236	355,849	68,817
CP Opco, LLC	Services: Business	Senior Secured First Lien Term Loan (4)(6)(7) ABR + 8.50% PIK, 4.25% ABR Floor	4/1/2019	2,848,136	1,195,026	—
CP Opco, LLC	Services: Business	Senior Secured First Lien Term Loan (4)(6)(7) ABR + 7.00% PIK, 3.75% ABR Floor	4/1/2019	1,558,081	—	—
CSP Technologies North America, LLC	Containers, Packaging and Glass	Senior Secured First Lien Term Loan (4) LIBOR + 5.25% Cash, 1.00% LIBOR Floor	1/31/2022	4,694,946	4,694,946	4,694,946
CT Technologies Intermediate Holdings, Inc.	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loan (2) LIBOR + 4.25% Cash, 1.00% LIBOR Floor	12/1/2021	4,196,630	4,077,650	4,175,647
DigiCert, Inc.	High Tech Industries	Senior Secured First Lien Term Loan (4) LIBOR + 4.75% Cash, 1.00% LIBOR Floor	10/31/2024	4,500,000	4,478,690	4,545,000
Elite Comfort Solutions, Inc.	Chemicals, Plastics & Rubber	Senior Secured First Lien Term Loan (4) LIBOR + 6.50% Cash, 1.00% LIBOR Floor	1/15/2021	9,558,104	9,558,104	9,558,104
Evo Payments International, LLC	Banking, Finance, Insurance & Real Estate	Senior Secured First Lien Term Loan (2) LIBOR + 4.00% Cash, 1.00% LIBOR Floor	12/22/2023	6,435,000	6,427,785	6,435,000
FeeCo Holdings LP	Banking, Finance, Insurance & Real Estate	Senior Secured First Lien Term Loan (2) LIBOR + 4.50% Cash, 1.00% LIBOR Floor	10/31/2024	750,000	746,301	746,250
GK Holdings, Inc.	Services: Business	Senior Secured First Lien Term Loan (4) LIBOR + 6.00% Cash, 1.00% LIBOR Floor	1/20/2021	3,977,903	3,964,487	3,896,357
Glass Mountain Pipeline	Energy: Oil & Gas	Senior Secured First Lien Term Loan (4) LIBOR + 4.50% Cash, 1.00% LIBOR Floor	10/31/2024	4,975,000	4,956,995	4,956,593
Golden West Packaging Group LLC	Forest Products & Paper	Senior Secured First Lien Term Loan (2) LIBOR + 5.25% Cash, 1.00% LIBOR Floor	6/20/2023	10,972,361	10,972,362	10,972,362
High Ridge Brands Co.	Consumer Goods - Non-Durable	Senior Secured First Lien Term Loan (2) LIBOR + 5.00% Cash, 1.00% LIBOR Floor	6/30/2022	3,070,312	3,036,389	3,070,313
Highline Aftermarket Acquisitions, LLC	Automotive	Senior Secured First Lien Term Loan (4) LIBOR + 4.25% Cash, 1.00% LIBOR Floor	3/18/2024	3,094,645	3,081,784	3,094,645
Imagine! Print Solutions, LLC	Media: Advertising, Printing & Publishing	Senior Secured First Lien Term Loan (4) LIBOR + 4.75% Cash, 1.00% LIBOR Floor	6/21/2022	7,920,000	7,853,083	7,582,608
InfoGroup, Inc	Services: Business	Senior Secured First Lien Term Loan (4) LIBOR + 5.00% Cash, 1.00% LIBOR Floor	4/3/2023	4,950,000	4,908,377	4,888,620
Keystone Acquisition Corp.	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loan (4) LIBOR + 5.25% Cash, 1.00% LIBOR Floor	5/1/2024	6,257,026	6,154,146	6,288,312
KNB Holdings Corporation	Consumer Goods: Durable	Senior Secured First Lien Term Loan (5) LIBOR + 5.50% Cash, 1.00% LIBOR Floor	4/26/2024	6,418,750	6,307,269	6,434,797
LegalZoom.com, Inc.	Services: Business	Senior Secured First Lien Term Loan (2) LIBOR + 4.50% Cash, 1.00% LIBOR Floor	11/21/2024	1,995,000	1,976,001	1,975,050
LifeMiles Ltd.	Services: Business	Senior Secured First Lien Term Loan (4) LIBOR + 5.50% Cash, 1.00% LIBOR Floor	8/18/2022	4,750,000	4,707,938	4,821,250
Manna Pro Products, LLC	Consumer Goods - Non-Durable	Senior Secured First Lien Term Loan (2)(9) LIBOR + 6.00% Cash, 1.00% LIBOR Floor	12/8/2023	3,075,625	3,075,625	3,075,625
New Media Holdings II LLC	Media: Advertising, Printing & Publishing	Senior Secured First Lien Term Loan (2) LIBOR + 6.25% Cash, 1.00% LIBOR Floor	7/14/2022	5,440,760	5,428,442	5,440,760

Company	Industry	Type of Investment	Maturity	Par Amount	Cost	Fair Value(1)
Peraton Corp.	Aerospace and Defense	Senior Secured First Lien Term Loan (4) LIBOR + 5.25% Cash, 1.00% LIBOR Floor	4/29/2024	4,962,500	4,940,872	4,964,485
PetroChoice Holdings, Inc.	Chemicals, Plastics & Rubber	Senior Secured First Lien Term Loan (3) LIBOR + 5.00% Cash, 1.00% LIBOR Floor	8/22/2022	4,936,709	4,936,709	4,936,709
Ping Identity	High Tech Industries	Senior Secured First Lien Term Loan (2) LIBOR + 3.75% Cash, 1.00% LIBOR Floor	10/31/2024	1,225,000	1,219,019	1,218,875
PS Holdco LLC	Transportation: Cargo	Senior Secured First Lien Term Loan (4) LIBOR + 5.25% Cash, 1.00% LIBOR Floor	10/31/2024	1,975,000	1,965,162	1,965,125
PT Network, LLC	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loan (4) LIBOR + 5.50% Cash, 1.00% LIBOR Floor	11/30/2021	4,468,896	4,468,895	4,468,895
Quorum Health Corporation	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loan (2) LIBOR + 6.75% Cash, 1.00% LIBOR Floor	4/29/2022	2,037,719	2,009,864	2,078,474
Rough Country, LLC	Automotive	Senior Secured First Lien Term Loan (2) LIBOR + 4.50% Cash, 1.00% LIBOR Floor	5/25/2023	8,307,243	8,269,544	8,281,489
Safe Fleet Holdings	Automotive	Senior Secured First Lien Term Loan (4) LIBOR + 3.00% Cash, 1.00% LIBOR Floor	10/31/2024	3,475,000	3,466,496	3,477,780
Salient CRGT Inc.	High Tech Industries	Senior Secured First Lien Term Loan (2) LIBOR + 5.75% Cash, 1.00% LIBOR Floor	2/28/2022	4,691,964	4,617,867	4,696,656
SCS Holdings I Inc.	Wholesale	Senior Secured First Lien Term Loan (2) LIBOR + 4.25% Cash, 1.00% LIBOR Floor	10/31/2022	7,881,173	7,845,015	7,950,527
Shift4 Payments, LLC	Banking, Finance, Insurance & Real Estate	Senior Secured First Lien Term Loan (2) LIBOR + 4.50% Cash, 1.00% LIBOR Floor	11/29/2024	9,975,000	9,927,393	9,925,125
Sierra Enterprises, LLC	Beverage & Food	Senior Secured First Lien Term Loan (2) LIBOR + 4.25% Cash, 1.00% LIBOR Floor	11/11/2024	3,740,625	3,722,883	3,754,839
Starfish Holdco, LLC	High Tech Industries	Senior Secured First Lien Term Loan (4) LIBOR + 5.00% Cash, 1.00% LIBOR Floor	8/16/2024	4,975,000	4,929,219	4,975,000
Syniverse Holdings	High Tech Industries	Senior Secured First Lien Term Loan (2) LIBOR + 5.00% Cash, 1.00% LIBOR Floor	10/31/2024	5,000,000	4,950,228	5,050,000
The Garretson Resolution Group, Inc.	Services: Business	Senior Secured First Lien Term Loan (4) LIBOR + 6.50% Cash, 1.00% LIBOR Floor	5/24/2021	4,687,500	4,687,500	4,213,125
The Octave Music Group, Inc.	Media: Diversified & Production	Senior Secured First Lien Term Loan (2) LIBOR + 4.75% Cash, 1.00% LIBOR Floor	5/28/2021	4,949,109	4,949,109	4,949,109
ThoughtWorks, Inc.	High Tech Industries	Senior Secured First Lien Term Loan (2) LIBOR + 4.50% Cash, 1.00% LIBOR Floor	10/11/2024	4,000,000	3,990,643	3,990,000
Tortoise Investments, LLC	Banking, Finance, Insurance & Real Estate	Senior Secured First Lien Term Loan (2) LIBOR + 4.00% Cash, 1.00% LIBOR Floor	10/31/2024	2,475,000	2,462,892	2,462,625
United Road Services, Inc	Transportation: Cargo	Senior Secured First Lien Term Loan (2) LIBOR + 5.25% Cash, 1.00% LIBOR Floor	9/1/2024	3,940,000	3,921,499	3,979,400
Valence Surface Technologies, Inc.	Aerospace and Defense	Senior Secured First Lien Term Loan (4) LIBOR + 5.50% Cash, 1.00% LIBOR Floor	6/13/2019	4,238,538	4,227,649	4,208,445
VCVH Holding Corp.	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loan (4) LIBOR + 5.00% Cash, 1.00% LIBOR Floor	6/1/2023	5,895,000	5,850,711	5,994,036
Xebec Global Corp.	High Tech Industries	Senior Secured First Lien Term Loan (4) LIBOR + 5.50% Cash, 1.00% LIBOR Floor	10/31/2024	7,000,000	7,000,000	7,000,000
Z Gallerie, LLC	Retail	Senior Secured First Lien Term Loan (3) LIBOR + 6.50% Cash, 1.00% LIBOR Floor	10/8/2020	4,874,402	4,874,403	4,691,125

Company	Industry	Type of Investment	Maturity	Par Amount	Cost	Fair Value(1)
Z-Medica, LLC	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loan (4) LIBOR + 5.50% Cash, 1.00% LIBOR Floor	9/29/2022	2,985,000	2,985,000	2,985,000
Total				$282,862,233	$278,078,924	$277,449,898

(1)
Represents the fair value in accordance with ASC 820 as determined by the board of managers of Sierra JV. The approval of the fair value of the portfolio investments held by Sierra JV is not included in the valuation process of the Company's board of directors described elsewhere herein.

(2)	The interest rate on these loans is subject to a base rate plus 1 Month (“1M”) LIBOR, which at March 31, 2018 was 1.88%. The interest rate is subject to a minimum LIBOR floor.

(3)	The interest rate on these loans is subject to a base rate plus 2 Month (“2M”) LIBOR, which at March 31, 2018 was 2.00%. The interest rate is subject to a minimum LIBOR floor.

(4)	The interest rate on these loans is subject to a base rate plus 3 Month (“3M”) LIBOR, which at March 31, 2018 was 2.31%. The interest rate is subject to a minimum LIBOR floor.

(5)	The interest rate on these loans is subject to a base rate plus 6 Month (“6M”) LIBOR, which at March 31, 2018 was 2.45%. The interest rate is subject to a minimum LIBOR floor.

(6)	The investment was on non-accrual status as of March 31, 2018.

(7)	Par amount includes accumulated paid-in-kind ("PIK") interest and is net of repayments.

(8)
The interest rate on these loans is subject to an adjusted base rate ("ABR") plus a spread. As the interest rate is subject to a minimum ABR Floor which was greater than the ABR rate at March 31, 2018, the prevailing rate in effect at March 31, 2018 was the spread plus the ABR Floor.

(9)	Includes an analysis of the value of any unfunded loan commitments.

(10)	Security is non-income producing.

The following is a listing of the individual investments in Sierra JV's portfolio as of December 31, 2017:

Company	Industry	Type of Investment	Maturity	Par Amount	Cost	Fair Value(1)
4Over International, LLC	Media: Advertising, Printing & Publishing	Senior Secured First Lien Term Loan (2) LIBOR + 6.00% Cash, 1.00% LIBOR Floor	6/7/2022	$11,289,143	$11,289,143	$11,289,143
AccentCare, Inc.	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loan (4) LIBOR + 5.25% Cash, 1.00% LIBOR Floor	10/1/2021	7,742,248	7,705,715	7,742,248
Acrisure, LLC	Banking, Finance, Insurance & Real Estate	Senior Secured First Lien Term Loan (3) LIBOR + 4.25% Cash, 1.00% LIBOR Floor	11/22/2023	5,446,350	5,463,963	5,432,734
Amplify Snack Brands, Inc.	Beverage & Food	Senior Secured First Lien Term Loan (2) LIBOR + 5.50% Cash, 1.00% LIBOR Floor	9/4/2023	2,710,507	2,688,518	2,695,870
Apco Holdings, Inc.	Automotive	Senior Secured First Lien Term Loan (2) LIBOR + 6.00% Cash, 1.00% LIBOR Floor	1/31/2022	4,583,108	4,489,351	4,583,108
API Technologies Corp.	Aerospace and Defense	Senior Secured First Lien Term Loan (4) LIBOR + 6.50% Cash, 1.00% LIBOR Floor	4/22/2022	5,865,000	5,780,283	5,865,000
Associated Asphalt Partners, LLC	Construction & Building	Senior Secured First Lien Term Loan (2) LIBOR + 5.25% Cash, 1.00% LIBOR Floor	4/5/2024	991,786	987,339	991,786
Avantor Performance Materials Holdings, Inc.	Chemicals, Plastics & Rubber	Senior Secured First Lien Term Loan (2) LIBOR + 4.00% Cash, 1.00% LIBOR Floor	11/21/2024	7,250,000	7,142,615	7,280,450
Blount International, Inc.	Capital Equipment	Senior Secured First Lien Term Loan (2) LIBOR + 4.25% Cash, 1.00% LIBOR Floor	4/12/2023	2,375,000	2,369,244	2,398,750
Canyon Valor Companies, Inc.	Media: Diversified & Production	Senior Secured First Lien Term Loan (4) LIBOR + 4.25% Cash, 1.00% LIBOR Floor	6/16/2023	997,500	995,170	1,007,475
Cardenas Markets LLC	Retail	Senior Secured First Lien Term Loan (4) LIBOR + 5.75% Cash, 1.00% LIBOR Floor	11/29/2023	6,435,000	6,380,645	6,435,000
CD&R TZ Purchaser, Inc.	Services: Business	Senior Secured First Lien Term Loan (4) LIBOR + 6.00% Cash, 1.00% LIBOR Floor	7/21/2023	6,418,750	6,341,846	6,418,750
Covenant Surgical Partners, Inc.	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loan (4) LIBOR + 4.75% Cash, 1.00% LIBOR Floor	10/4/2024	8,117,949	8,093,676	8,117,949
CP OpCo, LLC	Services: Business	Senior Secured First Lien Term Loan (4) (7) (8) ABR + 5.50% PIK, 4.25% ABR Floor	4/1/2019	374,949	355,848	99,549

Company	Industry	Type of Investment	Maturity	Par Amount	Cost	Fair Value(1)
CP OpCo, LLC	Services: Business	Senior Secured First Lien Term Loan (4) (7) (8) ABR + 8.50% PIK, 4.25% ABR Floor	4/1/2019	2,759,011	1,195,026	—
CP OpCo, LLC	Services: Business	Senior Secured First Lien Term Loan (4) (7) (8) ABR + 7.00% PIK, 3.75% ABR Floor	4/1/2019	1,730,483	—	—
CP OpCo, LLC Revolving Credit Facility	Services: Business	Senior Secured First Lien Term Loan (4) (9) (10) ABR + 3.50% Cash, 4.25% ABR Floor	4/1/2019	—	—	—
CP Opco, LLC	Services: Business	Common Units(11)	—	—	—	—
CSP Technologies North America, LLC	Containers, Packaging and Glass	Senior Secured First Lien Term Loan (4) LIBOR + 5.25% Cash, 1.00% LIBOR Floor	1/31/2022	4,707,134	4,707,134	4,707,134
CT Technologies Intermediate Holdings, Inc.	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loan (2) LIBOR + 4.25% Cash, 1.00% LIBOR Floor	12/1/2021	4,207,418	4,083,299	4,207,418
DigiCert, Inc.	High Tech Industries	Senior Secured First Lien Term Loan (4) LIBOR + 4.75% Cash, 1.00% LIBOR Floor	10/31/2024	4,500,000	4,477,893	4,545,000
Elite Comfort Solutions, Inc.	Chemicals, Plastics & Rubber	Senior Secured First Lien Term Loan (4) LIBOR + 6.50% Cash, 1.00% LIBOR Floor	1/15/2021	9,558,104	9,558,104	9,558,104
Evo Payments International, LLC	Banking, Finance, Insurance & Real Estate	Senior Secured First Lien Term Loan (2) LIBOR + 4.00% Cash, 1.00% LIBOR Floor	12/22/2023	6,451,250	6,443,716	6,493,828
GK Holdings, Inc.	Services: Business	Senior Secured First Lien Term Loan (4) LIBOR + 6.00% Cash, 1.00% LIBOR Floor	1/20/2021	3,988,182	3,973,551	3,906,425
Global Eagle Entertainment Inc.	Telecommunications	Senior Secured First Lien Term Loan (5) LIBOR + 7.50% Cash, 1.00% LIBOR Floor	1/6/2023	4,147,500	4,082,934	4,147,500
Golden West Packaging Group LLC	Forest Products & Paper	Senior Secured First Lien Term Loan (2) LIBOR + 5.25% Cash, 1.00% LIBOR Floor	6/20/2023	6,691,374	6,691,374	6,691,374
High Ridge Brands Co.	Consumer Goods - Non-Durable	Senior Secured First Lien Term Loan (4) LIBOR + 5.00% Cash, 1.00% LIBOR Floor	6/30/2022	3,078,124	3,042,142	3,078,125
Highline Aftermarket Acquisitions, LLC	Automotive	Senior Secured First Lien Term Loan (4) LIBOR + 4.25% Cash, 1.00% LIBOR Floor	3/18/2024	3,102,770	3,089,235	3,102,770
Imagine! Print Solutions, LLC	Media: Advertising, Printing & Publishing	Senior Secured First Lien Term Loan (4) LIBOR + 4.75% Cash, 1.00% LIBOR Floor	6/21/2022	7,940,000	7,868,779	7,860,600
InfoGroup, Inc	Services: Business	Senior Secured First Lien Term Loan (4) LIBOR + 5.00% Cash, 1.00% LIBOR Floor	4/3/2023	4,962,500	4,918,711	4,941,161
Keystone Acquisition Corp.	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loan (4) LIBOR + 5.25% Cash, 1.00% LIBOR Floor	5/1/2024	6,272,747	6,165,434	6,304,111
KNB Holdings Corporation	Consumer Goods: Durable	Senior Secured First Lien Term Loan (4) LIBOR + 5.50% Cash, 1.00% LIBOR Floor	4/26/2024	6,459,375	6,342,607	6,475,523
LegalZoom.com, Inc.	Services: Business	Senior Secured First Lien Term Loan (6) LIBOR + 4.50% Cash, 1.00% LIBOR Floor	11/21/2024	2,000,000	1,980,247	1,980,000
LifeMiles Ltd.	Services: Business	Senior Secured First Lien Term Loan (4) LIBOR + 5.50% Cash, 1.00% LIBOR Floor	8/18/2022	4,875,000	4,829,405	4,826,250
Lighthouse Network, LLC.	Banking, Finance, Insurance & Real Estate	Senior Secured First Lien Term Loan (2) LIBOR + 4.50% Cash, 1.00% LIBOR Floor	11/29/2024	10,000,000	9,950,510	9,950,000
Manna Pro Products, LLC	Consumer Goods - Non-Durable	Senior Secured First Lien Term Loan (4) LIBOR + 6.00% Cash, 1.00% LIBOR Floor	12/8/2023	3,083,333	3,083,333	3,083,333
MB Aerospace ACP Holdings II Corp.	Aerospace and Defense	Senior Secured First Lien Term Loan (2) LIBOR + 5.50% Cash, 1.00% LIBOR Floor	12/15/2022	6,862,457	6,813,212	6,862,456
New Media Holdings II LLC	Media: Advertising, Printing & Publishing	Senior Secured First Lien Term Loan (2) LIBOR + 6.25% Cash, 1.00% LIBOR Floor	7/14/2022	5,850,003	5,835,262	5,850,004

Company	Industry	Type of Investment	Maturity	Par Amount	Cost	Fair Value(1)
Peraton Corp.	Aerospace and Defense	Senior Secured First Lien Term Loan (4) LIBOR + 5.25% Cash, 1.00% LIBOR Floor	4/29/2024	4,975,000	4,952,439	4,950,125
PetroChoice Holdings, Inc.	Chemicals, Plastics & Rubber	Senior Secured First Lien Term Loan (2) LIBOR + 5.00% Cash, 1.00% LIBOR Floor	8/19/2022	4,949,368	4,949,368	4,949,368
PT Network, LLC	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loan (4) LIBOR + 5.50% Cash, 1.00% LIBOR Floor	11/30/2021	4,480,124	4,480,124	4,480,124
Quorum Health Corporation	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loan (2) LIBOR + 6.75% Cash, 1.00% LIBOR Floor	4/29/2022	2,040,782	2,011,200	2,053,639
RESIC Enterprises, LLC	Beverage & Food	Senior Secured First Lien Term Loan (2) LIBOR + 4.25% Cash, 1.00% LIBOR Floor	11/11/2024	3,750,000	3,731,552	3,731,250
Rough Country, LLC	Automotive	Senior Secured First Lien Term Loan (2) LIBOR + 4.50% Cash, 1.00% LIBOR Floor	5/25/2023	4,731,098	4,688,066	4,711,227
Salient CRGT Inc.	High Tech Industries	Senior Secured First Lien Term Loan (2) LIBOR + 5.75% Cash, 1.00% LIBOR Floor	2/28/2022	4,811,011	4,730,252	4,815,823
SCS Holdings I Inc.	Wholesale	Senior Secured First Lien Term Loan (2) LIBOR + 4.25% Cash, 1.00% LIBOR Floor	10/31/2022	8,083,411	8,044,248	8,063,202
Starfish Holdco, LLC	High Tech Industries	Senior Secured First Lien Term Loan (4) LIBOR + 5.00% Cash, 1.00% LIBOR Floor	8/16/2024	4,987,500	4,939,831	4,937,625
The Garretson Resolution Group, Inc.	Services: Business	Senior Secured First Lien Term Loan (4) LIBOR + 6.50% Cash, 1.00% LIBOR Floor	5/24/2021	4,687,500	4,687,500	4,638,750
The Octave Music Group, Inc.	Media: Diversified & Production	Senior Secured First Lien Term Loan (2) LIBOR + 4.75% Cash, 1.00% LIBOR Floor	5/28/2021	4,961,832	4,961,832	4,961,832
ThoughtWorks, Inc.	High Tech Industries	Senior Secured First Lien Term Loan (2) LIBOR + 4.50% Cash, 1.00% LIBOR Floor	10/11/2024	4,000,000	3,990,290	3,990,000
United Road Services, Inc	Cargo	Senior Secured First Lien Term Loan (2) LIBOR + 5.25% Cash, 1.00% LIBOR Floor	9/1/2024	3,970,000	3,950,642	3,950,150
Valence Surface Technologies, Inc.	Aerospace and Defense	Senior Secured First Lien Term Loan (4) LIBOR + 5.50% Cash, 1.00% LIBOR Floor	6/13/2019	4,298,919	4,285,610	4,261,949
VCVH Holding Corp.	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loan (4) LIBOR + 5.00% Cash, 1.00% LIBOR Floor	6/1/2023	5,910,000	5,863,482	5,934,822
VIP Cinema Holdings, Inc.	Consumer Goods: Durable	Senior Secured First Lien Term Loan (4) LIBOR + 6.00% Cash, 1.00% LIBOR Floor	3/1/2023	472,035	469,992	476,377
Z Gallerie, LLC	Retail	Senior Secured First Lien Term Loan (4) LIBOR + 6.50% Cash, 1.00% LIBOR Floor	10/8/2020	4,887,218	4,887,220	4,887,218
Z-Medica, LLC	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loan (4) LIBOR + 5.50% Cash, 1.00% LIBOR Floor	9/29/2022	2,992,500	2,992,500	2,992,500
Total				$262,812,353	$257,831,412	$257,714,909

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

Below is certain summarized financial information for the Sierra JV as of March 31, 2018 and December 31, 2017 and for the three months ended March 31, 2018 and 2017.

	March 31, 2018	December 31, 2017
	(unaudited)
Selected Consolidated Statement of Assets and Liabilities Information:
Investments in loans at fair value (amortized cost of $278,078,924 and $257,831,412, respectively)	$277,449,898	$257,714,909
Cash and cash equivalents	7,366,715	19,304,435
Other assets	790,752	678,254
Total assets	$285,607,365	$277,697,598

Senior credit facility payable (net of deferred financing costs of $2,041,742 and $2,064,346, respectively)	188,458,258	177,935,654
Other liabilities	569,015	8,194,099
Interest payable	771,379	662,798
Total liabilities	$189,798,652	$186,792,551
Members’ capital	95,808,713	90,905,047
Total liabilities and members' capital	$285,607,365	$277,697,598

	Three Months Ended March 31,
	2018	2017
	(unaudited)	(unaudited)
Selected Consolidated Statement of Operations Information:
Total investment income	$4,613,690	$3,386,077
Total expenses	(2,506,307)	(1,494,332)
Net change in unrealized appreciation/(depreciation) of investments	(512,524)	79,886
Net realized gain/(loss) on investments	208,806	421,869
Net income	$1,803,665	$2,393,500

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
The following table presents the fair value measurements of the Company’s total investments, by major class according to the fair value hierarchy, as of March 31, 2018:

Type of Investment (1)	Level 1	Level 2	Level 3	Total
Asset
Senior secured first lien term loans	$—	$—	$536,017,581	$536,017,581
Senior secured first lien notes	—	13,982,250	28,279,058	42,261,308
Senior secured second lien term loans	—	—	224,036,376	224,036,376
Subordinated notes	—	—	75,502,584	75,502,584
Equity/warrants	—	—	80,271,613	80,271,613
Total	$—	$13,982,250	$944,107,212	$958,089,462
Sierra Senior Loan Strategy JV I LLC				$83,810,188
Total Investments, at fair value				$1,041,899,650

(1)	Certain investments that are measured at fair value using NAV have not been categorized in the fair value hierarchy. The fair value amounts presented in the table are intended to permit reconciliation of the fair value hierarchy to the amount presented in the Consolidated Statements of Assets and Liabilities.

Derivative Instrument-Long Exposure	Level 1	Level 2	Level 3	Total
Asset/(Liability)
Unrealized depreciation on TRS with Citibank, N.A.	$—	$—	$(2,413,500)	$(2,413,500)

The following table presents the fair value measurements of the Company’s total investments, by major class according to the fair value hierarchy, as of December 31, 2017:

Type of Investment(1)	Level 1	Level 2	Level 3	Total
Asset
Senior secured first lien term loans	$—	$2,487,750	$567,414,544	$569,902,294
Senior secured first lien notes	—	12,487,185	30,270,881	42,758,066
Senior secured second lien term loans	—	—	231,837,617	231,837,617
Subordinated notes	—	—	74,341,285	74,341,285
Equity/warrants	—	—	65,754,315	65,754,315
Money market fund	—	—	—	—
Total	$—	$14,974,935	$969,618,642	$984,593,577
Sierra Senior Loan Strategy JV I LLC				$79,515,513
Total Investments, at fair value				$1,064,109,090

(1)	Certain investments that are measured at fair value using NAV have not been categorized in the fair value hierarchy. The fair value amounts presented in the table are intended to permit reconciliation of the fair value hierarchy to the amount presented in the Consolidated Statements of Assets and Liabilities.

Derivative Instrument-Long Exposure	Level 1	Level 2	Level 3	Total
Asset/(Liability)
Unrealized depreciation on TRS with Citibank, N.A.	$—	$—	$(5,354,868)	$(5,354,868)

The following table provides a reconciliation of the beginning and ending balances for total investments that use Level 3 inputs for the three months ended March 31, 2018:

	Senior Secured First Lien Term Loans	Senior Secured First Lien Notes	Senior Secured Second Lien Term Loans	Subordinated Notes	Equity/Warrants	Total Return Swap	Total
Balance, December 31, 2017	$567,414,544	$30,270,881	$231,837,617	$74,341,285	$65,754,315	$(5,354,868)	$964,263,774
Purchases	39,062,517	1,352,000	5,648,439	5,885,930	15,364,309	—	67,313,195
Sales	(56,326,376)	(1,893,250)	(13,162,104)	(4,380,533)	—	—	(75,762,263)
Transfers in	—	—		—	—	—	—
Transfers out	—	(1,776,200)	—	—	—	—	(1,776,200)
Amortization of discount/(premium)	446,023	—	258,725	—	—	—	704,748
Paid-in-kind interest income	409,318	—	—	—	127,500	—	536,818
Net realized gains/(losses)	(14,097,179)	(106,750)	(18,569,789)	436,466	—	—	(32,337,252)
Net change in unrealized appreciation/(depreciation)	(891,266)	432,377	18,023,488	(780,564)	(974,511)	2,941,368	18,750,892
Balance, March 31, 2018	$536,017,581	$28,279,058	$224,036,376	$75,502,584	$80,271,613	$(2,413,500)	$941,693,712
Change in net unrealized appreciation/ (depreciation) in investments held as of March 31, 2018(1)	$(17,305,385)	$(53,823)	$(551,980)	$(80,618)	$(974,510)	$2,941,368	$(16,024,948)

(1)	Amount is included in the related amount on investments and derivative instruments in the condensed consolidated statements of operations.

Transfers between levels of the fair value hierarchy are reported at the beginning of the reporting period in which they occur. During the three months ended March 31, 2018, the Company recorded $1,776,200 in transfers from Level 3 to Level 2 and $0 in transfers from Level 2 to Level 3 due to availability of market data and observable valuation inputs to support the valuation. The Company recorded no other transfers between levels.

The following table provides a reconciliation of the beginning and ending balances for total investments that use Level 3 inputs for the three months ended March 31, 2017:

	Senior Secured First Lien Term Loans	Senior Secured First Lien Notes	Senior Secured Second Lien Term Loans	Subordinated Notes	Equity/Warrants	Total Return Swap	Total
Balance, December 31, 2016	$493,340,277	$46,429,960	$260,008,735	$55,185,590	$40,879,809	$(13,647,330)	$882,197,041
Purchases	58,986,201	2,000,000	16,250,000	—	8,219,168	—	85,455,369
Sales	(14,554,582)	(2,890,699)	(5,000,000)	(4,437,884)	(498,723)	—	(27,381,888)
Transfers in	—	2,107,500	—	—	—	—	2,107,500
Transfers out	—	(10,182,288)	—	—	—	—	(10,182,288)
Amortization of discount/(premium)	182,844	4,850	106,663	(6,812)	—	—	287,545
Paid-in-kind interest income	1,879,647	—	—	—	—	—	1,879,647
Net realized gains/(losses)	(11,094,711)	(1,878,557)	16,773	6,812	—	—	(12,949,683)
Net change in unrealized appreciation/(depreciation)	5,878,249	1,943,136	(442,966)	(3,393,760)	1,052,554	(104,356)	4,932,857
Balance, March 31, 2017	$534,617,925	$37,533,902	$270,939,205	$47,353,946	$49,652,808	$(13,751,686)	$926,346,100
Change in net unrealized appreciation/(depreciation) in investments held as of March 31, 2017(1)	$493,907	$(1,879,240)	$(225,795)	$(3,342,586)	$1,279,364	$(104,356)	$(3,778,706)

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

The following table presents the quantitative information about Level 3 fair value measurements of the Company’s total investments, as of March 31, 2018:

Type of Investment	Fair Value	Valuation techniques	Unobservable input(1)	Range (weighted average)
Senior Secured First Lien Term Loan	$365,401,688	Income Approach (DCF)	Market yield	6.88% - 13.51% (9.96%)
Senior Secured First Lien Term Loan	41,290	Enterprise Value Analysis	Expected Proceeds	$0.0M - $0.0M ($0.0M)
Senior Secured First Lien Term Loan	65,252,104	Market Approach (Guideline Comparable)/Market Approach (Comparable Transactions)/Income Approach (DCF) /Enterprise Value Analysis	Revenue Multiple, EBITDA Multiple, Discount Rate, Expected Proceeds, Average List Price	0.75x - 1.35x (1.12x) / 4.50x-6.25x (5.32x) / 16.50% - 17.75% (17.18%) / $17.2M - $17.2M ($17.2M) / $1.1M - $1.1M ($1.1M)
Senior Secured First Lien Term Loan	105,322,499	Recent Arms-length transaction	Recent Arms-length transaction	N/A
Senior Secured First Lien Notes	20,219,400	Income Approach (DCF)	Market Yield	9.47% - 20.20% (12.12%)
Senior Secured First Lien Notes	7,937,000	Recent Arms-length transaction	Recent Arms-length transaction	N/A
Senior Secured First Lien Notes	122,658	Enterprise Valuation Analysis	Expected Proceeds	$0.1M - $0.1M ($0.1M)
Senior Secured Second Lien Term Loan	175,352,596	Income Approach (DCF)	Market yield	8.20% - 17.25% (10.64%)
Senior Secured Second Lien Term Loan	48,683,780	Recent Arms-length transaction	Recent Arms-length transaction	N/A
Preferred Equity	5,101,101	Income Approach (DCF)	Market Yield	19.88%
Equity/warrants	—	Enterprise Valuation Analysis	Expected Proceeds	$0.0M - $0.0M ($0.0M)
Equity/warrants	22,877,107	Market Approach (Guideline Comparable)/Market Approach (Comparable Transactions)/Income Approach (DCF)	Revenue Multiple, EBITDA Multiple, Discount Rate, Book Value Multiple, Capitalization Rate, Average List Price	1.25x-1.35x (1.25x) / 4.50x-10.25x (8.22x) / 16.50% - 20.00% (20.00%) / $1.1M - $1.1M ($1.1M) / 8.50% - 8.50% (8.50%) / $17.2M - $17.2M ($17.2M)
Equity/warrants	52,293,405	Recent Arms-length transaction	Recent Arms-length transaction	N/A
Subordinated Notes	69,616,654	Income Approach (DCF)	Discount Rate	8.60% - 20.00% (15.70%)
Subordinated Notes	5,885,930	Recent Arms-length transaction	Recent Arms-length transaction	N/A
Total	$944,107,212
TRS	(2,413,500)	Income Approach (DCF)	Market yield	5.46% - 13.51% (8.10%)
Total	$941,693,712

(1)	Represents the method used when the Company has determined that market participants would use such inputs when measuring the fair value of these investments.

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

The significant unobservable inputs used in the fair value measurement of the Company’s equity/warrants investments are comparable company multiples of revenue or EBITDA for the latest twelve months (“LTM”), next twelve months (“NTM”) or a reasonable period a market participant would consider. Increases in EBITDA multiples in isolation would result in higher fair value measurement.

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

SIC Advisors acts as the investment manager of Arbor and has discretion over the composition of the basket of loans underlying the TRS. The terms of the TRS are governed by an ISDA 2002 Master Agreement, the Schedule thereto and Credit Support Annex to such Schedule, and the Confirmation exchanged thereunder, between Arbor and Citibank, which collectively establish the TRS, and are collectively referred to herein as the “TRS Agreement”. On March 21, 2014, Arbor amended and restated its Confirmation Letter Agreement (the “Amended Confirmation Agreement”) with Citibank. The Amended Confirmation Agreement increased the maximum market value (determined at the time each such loan becomes subject to the TRS) of the portfolio of loans that Arbor may select from $100 million to $200 million, and increased the interest rate payable to Citibank from LIBOR plus 1.30% per annum to LIBOR plus 1.35% per annum. On July 23, 2014, Arbor entered into the Second Amended and Restated Confirmation Letter Agreement with Citibank to increase the maximum market value (determined at the time each such loan becomes subject to the TRS) of the portfolio of loans that Arbor may select from $200 million to $350 million. On June 8, 2015, Arbor entered into the Third Amended and Restated Confirmation Letter Agreement with Citibank to decrease the maximum market value (determined at the time each such loan becomes subject to the TRS) of the portfolio of loans that Arbor may select from $350 million to $300 million. On March 21, 2016, Arbor entered into the Fourth Amended and Restated Confirmation Letter Agreement (the “Fourth Amended Confirmation Agreement”) with Citibank to extend the term of the TRS from March 21, 2016 through March 21, 2019 and increase the interest rate payable to Citibank from LIBOR plus 1.35% per annum to LIBOR plus 1.65% per annum. On September 29, 2017, Arbor entered into the Fifth Amended and Restated Confirmation Letter Agreement (the “Fifth Amended Confirmation Agreement”) with Citibank to reduce the maximum portfolio notional (determined at the time each such loan becomes subject to the TRS) from $300,000,000 to $180,000,000, through incremental reductions of $60,000,000 on October 3, 2017 and $20,000,000 on each of November 3, 2017, December 3, 2017 and January 3, 2018. The Fifth Amended Confirmation Agreement also decreased the interest rate payable to Citibank from LIBOR plus 1.65% per annum to LIBOR plus 1.60% per annum.

Pursuant to the terms of the TRS Agreement, as amended and subject to conditions customary for transactions of this nature, Arbor may select a portfolio of loans with a maximum market value (determined at the time each such loan becomes subject to the TRS) of $180 million, subject to the Fifth Amended Confirmation Agreement, which is also referred to as the maximum notional amount of the TRS. Arbor receives from Citibank a periodic payment on set dates that is based upon any coupons, both earned and accrued, generated by the loans underlying the TRS, subject to limitations described in the TRS Agreement as well as any fees associated with the loans included in the portfolio. Arbor pays to Citibank interest at a rate equal to one-month LIBOR plus 1.60% per annum. In addition, upon the termination or repayment of any loan subject to the TRS, Arbor either receives from Citibank the appreciation in the value of such loan, or pays to Citibank any depreciation in the value of such loan.

Citibank may terminate the TRS on or after March 21, 2019. SIC Advisors may terminate the TRS on behalf of Arbor at any time upon providing 10 days prior notice to Citibank.

Arbor is required to pay a minimum usage fee in connection with the TRS of 1.60% on the amount equal to 85% of the average daily unused portion of the maximum amount permitted under the TRS. Such minimum usage fee will not apply during the first 365 days and last 60 days of the term of the TRS. Arbor will also pay Citibank customary fees in connection with the establishment and maintenance of the TRS. During the three months ended March 31, 2018 and 2017, Arbor paid $0 and $46,837, respectively, in minimum usage fees.

Arbor is required to initially cash collateralize a specified percentage of each loan (generally 20% to 30% of the market value of such loan) included under the TRS in accordance with margin requirements described in the TRS Agreement. As of March 31, 2018 and December 31, 2017, Arbor has posted $44,000,000 and $48,000,000, respectively, in collateral to Citibank in relation to the TRS which is recorded on the consolidated statements of assets and liabilities as cash collateral on TRS. Arbor is restricted from removing the cash collateral posted to Citibank and may be required to post additional collateral from time to time as a result of a decline in the mark-to-market value of the portfolio of loans subject to the TRS. The obligations of Arbor under the TRS Agreement are non-recourse to the Company and the Company’s exposure under the TRS Agreement is limited to the value of the Company’s investment in Arbor, which generally equals the value of cash collateral provided by Arbor under the TRS Agreement.

In connection with the TRS, Arbor has made customary representations and warranties and is required to comply with various covenants, reporting requirements and other customary requirements for similar transactions. In addition to customary events of default and termination events included in the form ISDA 2002 Master Agreement, the TRS Agreement contains the following termination events: (a) a failure to satisfy the portfolio criteria for at least 30 days; (b) a failure to post initial cash collateral or additional collateral as required by the TRS Agreement; (c) a default by Arbor or the Company with respect to indebtedness in an amount equal to or greater than the lesser of $10,000,000 and 2% of the Company’s NAV at such time; (d) a merger of Arbor or the Company meeting certain criteria; (e) the Company or Arbor amending their respective constituent documents to alter their investment strategy in a manner that has or could reasonably be expected to have a material adverse effect; and (f) SIC Advisors ceasing to be the investment manager of Arbor or to have authority to enter into transactions under the TRS Agreement on behalf of Arbor, and not being replaced by an entity reasonably acceptable to Citibank. As of March 31, 2018 and December 31, 2017, the Company did not have any derivatives with contingent features in net liability positions; therefore, if a trigger event had occurred, no amount would have been required to be posted by the Company.

The Company’s maximum credit risk exposure as of March 31, 2018 and December 31, 2017 is $44,492,241 and $48,462,555, respectively, which is recorded on the consolidated statements of assets and liabilities as cash collateral on TRS and receivable due on TRS.

The Company’s receivable from Citibank represents realized amounts from payments on underlying loans in the TRS portfolio that as of March 31, 2018 and December 31, 2017 was $492,241 and $462,555, respectively, which is recorded on the consolidated statements of assets and liabilities as receivable due on total return swap. The Company does not offset collateral posted in relation to the TRS with any unrealized appreciation or depreciation outstanding in the consolidated statements of assets and liabilities as of March 31, 2018 and December 31, 2017.

Transactions in TRS contracts during the three months ended March 31, 2018 and 2017 were as follows:

	Three Months Ended March 31,
	2018	2017
Interest income and settlement from TRS portfolio	$1,437,354	$2,175,003
Traded gains/(loss) on TRS loan sales	41,268	544,348
Net realized gains/(loss) on TRS portfolio	$1,478,622	$2,719,351

Net change in unrealized appreciation/(depreciation) on TRS portfolio	$2,941,369	$(104,356)

The Company held one derivative position as of March 31, 2018 and December 31, 2017 subject to a Master Agreement (“MA”). The following table represents the Company’s gross and net amounts after offset under the MA, of the derivative assets and liabilities presented by derivative type net of the related collateral pledged by the Company as of March 31, 2018 and December 31, 2017:

	Gross Derivative Assets/ (Liabilities) Subject to MA	Derivative Amount Available for Offset	Net Amount Presented in the Consolidated Statements of Assets and Liabilities	Cash Collateral Posted (1)	Net Amount of Derivative Assets/(Liabilities)
March 31, 2018
TRS(1)	$(2,413,500)	$—	$(2,413,500)	$2,413,500	$—
December 31, 2017
TRS(1)	$(5,354,868)	$—	$(5,354,868)	$5,354,868	$—

(1)
As of March 31, 2018 and December 31, 2017, $44,000,000 and $48,000,000, respectively, of cash was posted for initial margin requirements for the TRS as reported on the consolidated statements of assets and liabilities as cash collateral on TRS.

The volume of the Company’s derivative transactions for the three months ended March 31, 2018 and 2017 were as follows:

	Three Months Ended March 31,
	2018	2017
Average notional amount of contracts	$168,905,937	$247,066,820

Note 6. Borrowings
The following table shows the Company's outstanding debt as of March 31, 2018 and December 31, 2017:

	March 31, 2018			December 31, 2017
	Total Commitment	Balance Outstanding	Unused Commitment	Total Commitment	Balance Outstanding	Unused Commitment
ING Credit Facility	$220,000,000	$163,000,000	$57,000,000	$220,000,000	$195,000,000	$25,000,000
Alpine Credit Facility	300,000,000	240,000,000	60,000,000	300,000,000	240,000,000	60,000,000
Total before deferred financing costs	520,000,000	403,000,000	117,000,000	520,000,000	435,000,000	85,000,000
Unamortized deferred financing costs	—	(4,836,823)	—	—	(5,286,927)	—
Total borrowings outstanding, net of deferred financing costs	$520,000,000	$398,163,177	$117,000,000	$520,000,000	$429,713,073	$85,000,000

As a BDC, the Company is generally allowed to employ leverage to the extent that its asset coverage, as defined in the 1940 Act, equals at least 200% after giving effect to such leverage. The amount of leverage that the Company employs at any time depends on its assessment of the market and other factors at the time of any proposed borrowing.

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

The ING Credit Facility allows for the Company, at its option, to borrow money at a rate of either (i) an alternate base rate plus 1.50% per annum or (ii) LIBOR plus 2.50% per annum. The interest rate margins are subject to certain step-downs upon the satisfaction of certain conditions described in the Revolving Credit Agreement. The alternate base rate will be the greatest of (i) the U.S. Prime Rate set forth in the Wall Street Journal, (ii) the federal funds effective rate plus 1/2 of 1%, and (iii) three month LIBOR plus 1.00%. As of March 31, 2018 and December 31, 2017, the commitment under the ING Credit Facility was $220,000,000 and $220,000,000, respectively, and the ING Credit Facility includes an accordion feature that allows for potential future expansion of the ING Credit Facility up to a total of $500,000,000. Availability of loans under the ING Credit Facility is linked to the valuation of the collateral pursuant to a borrowing base mechanism.

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

As of March 31, 2018 and December 31, 2017, the carrying amount of the Company’s borrowings under the ING Credit Facility approximated their fair value. The fair value of the Company’s debt obligation is determined in accordance with ASC 820, which defines fair value in terms of the price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The fair value of the Company’s borrowing under the ING Credit Facility is estimated based upon market interest rates of the Company’s borrowing or entities with similar credit risk, adjusted for nonperformance risk, if any. As of March 31, 2018 and December 31, 2017, the ING Credit Facility would be deemed to be Level 3, as defined in Note 4.

As of March 31, 2018 and December 31, 2017, $2,064,617 and $2,275,481, respectively, of financing costs related to the ING Credit Facility have been capitalized and are being amortized over the respective terms. The following table shows additional information about the interest and financing costs related to the ING Credit Facility for the three months ended March 31, 2018 and 2017:

	For the Three Months Ended March 31,
	2018	2017
Interest expense related to the ING Credit Facility	$1,865,107	$1,045,123
Financing expenses related to the ING Credit Facility	229,614	203,603
Total interest and financing expenses related to the ING Credit Facility	$2,094,721	$1,248,726

Weighted average outstanding debt balance of the ING Credit Facility	$167,611,111	$113,388,889
Weighted average interest rate of the ING Credit Facility (annualized)	4.5%	3.7%

Alpine Credit Facility
On September 29, 2017, the Company’s wholly-owned, special purpose financing subsidiary, Alpine, amended its existing revolving credit facility (the “Alpine Credit Facility”) pursuant to an Amended and Restated Loan Agreement (the “Amendment”) with JPMorgan Chase Bank, National Association (“JPMorgan”), as administrative agent and lender, the Financing Providers from time to time party thereto, SIC Advisors, as the portfolio manager, and the Collateral Administrator, Collateral Agent and Securities Intermediary party thereto (the “Loan Agreement”). The Loan Agreement was amended to, among other things, (i) extend the reinvestment period until December 29, 2020, (ii) extend the scheduled termination date until March 29, 2022, (iii) decrease the applicable margin for advances to 2.85% per annum and (iv) increase the compliance condition for net advances to 55% of net asset value. Alpine’s obligations to JPMorgan under the Alpine Credit Facility are secured by a first priority security interest in substantially all of the assets of Alpine, including its portfolio of loans. The obligations of Alpine under the Alpine Credit Facility are non-recourse to the Company.

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

As of March 31, 2018 and December 31, 2017, the carrying amount of the Company’s borrowings under the Alpine Credit Facility approximated the fair value of the Company’s debt obligation. The fair value of the Company’s debt obligation is determined in accordance with ASC 820, which defines fair value in terms of the price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The fair value of the Company’s borrowings under the Alpine Credit Facility is estimated based upon market interest rates of the Company’s borrowings or entities with similar credit risk, adjusted for nonperformance risk, if any. As of March 31, 2018 and December 31, 2017, the Alpine Credit Facility would be deemed to be Level 3, as defined in Note 4.

As of March 31, 2018 and December 31, 2017, $2,772,206 and $3,011,446, respectively, of financing costs related to the Alpine Credit Facility has been capitalized and is being amortized over the respective terms. The following table shows additional information about the interest and financing costs related to the Alpine Credit Facility for the three months ended March 31, 2018 and 2017:

	For the Three Months Ended March 31,
	2018	2017
Interest expense related to the Alpine Credit Facility	$2,838,468	$2,551,741
Financing expenses related to the Alpine Credit Facility	239,241	143,617
Total Interest and financing expenses related to the Alpine Credit Facility	$3,077,709	$2,695,358

Weighted average outstanding debt balance of the Alpine Credit Facility	$242,744,444	$247,500,000
Weighted average interest rate of the Alpine Credit Facility (annualized)	4.7%	4.1%

Note 7. Agreements
Investment Advisory Agreement
On April 5, 2012, the Company entered into an investment advisory agreement (the “Investment Advisory Agreement”) with SIC Advisors to manage the Company’s investment activities. The Investment Advisory Agreement became effective as of April 17, 2012, the date that the Company met its minimum offering requirement. Pursuant to the 1940 Act, the initial term of the Investment Advisory Agreement was for two years from its effective date, with one-year renewals subject to approval by the Company’s board of directors, a majority of whom must be independent directors. On March 8, 2018, the Company’s board of directors approved the renewal of the Investment Advisory Agreement for an additional one-year term at an in-person meeting. Pursuant to the Investment Advisory Agreement, SIC Advisors implements the Company’s business strategy on a day-to-day basis and performs certain services for the Company, subject to oversight by the Company’s board of directors. SIC Advisors is responsible for, among other duties, determining investment criteria, sourcing, analyzing and executing investment transactions, asset sales, financings and performing asset management duties. Under the Investment Advisory Agreement, the Company has agreed to pay SIC Advisors a management fee for investment advisory and management services consisting of a base management fee and an incentive fee.

The base management fee is calculated at an annual rate of 1.75% of the Company’s gross assets payable quarterly in arrears. For purposes of calculating the base management fee, the term “gross assets” includes any assets acquired with the proceeds of leverage. "Gross assets" also includes any cash collateral posted with respect to the TRS, adjusted for realized and unrealized appreciation. The base management fee is calculated based on the gross assets at the end of each completed calendar quarter. Base management fees for any partial quarter are appropriately prorated. For the three months ended March 31, 2018 and 2017, the Company recorded an expense for base management fees of $5,003,816 and $5,208,569 respectively. As of March 31, 2018 and December 31, 2017, the Company recorded a base management fee payable of $5,003,816 and $5,196,997, respectively.

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

For the three months ended March 31, 2018 and 2017, the Company recorded incentive fees of $0 and $548,806, respectively. As of March 31, 2018 and December 31, 2017, the Company recorded incentive fees payable of $0 and $2,827,372, respectively.

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

For the three months ended March 31, 2018 and 2017, the Company recorded no capital gains incentive fee. As of March 31, 2018 and December 31, 2017, the Company recorded no capital gains incentive fee payable.

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

Administration Agreement
On April 5, 2012, the Company entered into an administration agreement (the “Administration Agreement”) with Medley Capital LLC, pursuant to which Medley Capital LLC furnishes the Company with administrative services necessary to conduct its day-to-day operations. On February 28, 2013, Medley Capital LLC entered into a Sub-Administration Agreement with State Street Bank Global Fund Accounting and Custody to perform certain financial, accounting, administrative and other services on behalf of the Company. On March 8, 2018, the Company’s board of directors approved the renewal of the Administration Agreement for an additional one-year term at an in-person meeting. Medley Capital LLC is reimbursed for administrative expenses it incurs on the Company’s behalf in performing its obligations. Such costs are reasonably allocated to the Company on the basis of assets, revenues, time records or other reasonable methods. The Company does not reimburse Medley Capital LLC for any services for which it receives a separate fee or for rent, depreciation, utilities, capital equipment or other administrative items allocated to a controlling person of Medley Capital LLC. For the three months ended March 31, 2018 and 2017, the Company recorded administrator expenses of $723,535 and $793,529, respectively. As of March 31, 2018 and December 31, 2017, the Company had $723,535 and $695,777, respectively, in administrator fees payable.

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

Repayments of amounts paid by SIC Advisors to the Company under the Expense Support Agreement will be accrued as they become probable and estimable. The Company refers to Expense Support Reimbursements that are eligible for reimbursement to SIC Advisors by virtue of having satisfied the conditions described above as a “Crystalized Reimbursement.” As of March 31, 2018 and December 31, 2017, the Company did not record any Crystalized Reimbursements. As of March 31, 2018 and December 31, 2017, the total remaining amounts eligible for reimbursement of the Company to SIC Advisors, net of Crystalized Reimbursements, was $22,980,022 and $24,973,540, respectively.

The following table provides information regarding liabilities incurred by SIC Advisors pursuant to the Expense Support Agreement as well as other information relating to the Company’s ability to reimburse SIC Advisors for such payments:

Quarter Ended	Amount of Expense Payment Obligation	Amount Repaid to SIC Advisors	Operating Expense Ratio(1)	Annualized Distribution Rate(2)	Eligible to be Repaid Through
June 30, 2012	$454,874	$454,874	6.13%	8.00%	June 30, 2015
September 30, 2012	437,303	437,303	4.05%	8.00%	September 30, 2015
December 31, 2012	573,733	573,733	3.91%	8.00%	December 31, 2015
March 31, 2013	685,404	685,404	1.71%	8.00%	March 31, 2016
June 30, 2013	732,425	732,425	1.00%	7.84%	June 30, 2016
September 30, 2013(3)	1,262,848	1,078,500	0.83%	7.84%	September 30, 2016
December 31, 2013(3)	1,258,575	—	0.45%	7.84%	December 31, 2016
March 31, 2014(3)	1,177,686	135,784	0.45%	7.80%	March 31, 2017
June 30, 2014(3)	2,143,066	—	0.38%	7.80%	June 30, 2017
September 30, 2014(3)	1,717,593	123,025	0.38%	7.77%	September 30, 2017
December 31, 2014(3)	1,585,471	—	0.47%	8.00%	December 31, 2017
March 31, 2015(3)	1,993,518	—	0.43%	8.00%	March 31, 2018
June 30, 2015	2,148,462	—	0.31%	8.00%	June 30, 2018
September 30, 2015	627,752	—	0.32%	8.25%	September 30, 2018
December 31, 2015	3,974,895	—	0.40%	8.65%	December 31, 2018
March 31, 2016	5,204,896	—	0.37%	8.89%	March 31, 2019
June 30, 2016	5,634,390	—	0.29%	8.89%	June 30, 2019
September 30, 2016	5,389,627	—	0.45%	8.84%	September 30, 2019

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

(3)	The unreimbursed part of the expense payment obligation has expired as of March 31, 2018.

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

On March 20, 2017, the Company, SIC Advisors, and SC Distributors, LLC agreed to remove any dealer manager fee payable to SC Distributors, LLC by investors with respect to shares of common stock sold to investors under a placement agreement through a registered investment advisor. In connection with any such sales, SIC Advisors has agreed to pay SC Distributors, LLC a platform placement fee in an amount equal to 1.50% of the gross offering proceeds from such sales.

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

Opportunities for co-investments may arise when SIC Advisors or an affiliated adviser becomes aware of investment opportunities that may be appropriate for the Company and other clients or affiliated funds. On November 25, 2013, the Company obtained an exemptive order from the SEC that permits us to participate in negotiated co-investment transactions with certain affiliates, each of whose investment adviser is Medley, LLC or an investment adviser controlled by Medley, LLC in a manner consistent with our investment objective, strategies and restrictions, as well as regulatory requirements and other pertinent factors (the “Prior Exemptive Order”). On March 29, 2017, the Company, SIC Advisors and certain other affiliated funds and investment advisers received an exemptive order (the "Exemptive Order") that supersedes the Prior Exemptive Order and allows affiliated registered investment companies to participate in co-investment transactions with us that would otherwise have been prohibited under Section 17(d) and 57(a)(4) and Rule 17d-1. On October 4, 2017, the Company, SIC Advisors and certain of our affiliates received an exemptive order that supersedes the Exemptive Order (the “New Exemptive Order”) and allows, in addition to the entities already covered by the Exemptive Order, Medley LLC and its subsidiary, Medley Capital LLC, to the extent they hold financial assets in a principal capacity, and any direct or indirect, wholly or majority-owned subsidiary of Medley LLC that is formed in the future, to participate in co-investment transactions with us that would otherwise be prohibited by either or both of Sections 17(d) and 57(a)(4) of the 1940 Act.

The terms of the New Exemptive Order are otherwise substantially similar to the Exemptive Order. Co-investment under the New Exemptive Order is subject to certain conditions, including the condition that, in the case of each co-investment transaction, our board of directors determines that it would to be in our best interest to participate in the transaction. However, neither we nor the affiliated funds are obligated to invest or co-invest when investment opportunities are referred to us or them. Please see the footnotes to the consolidated schedule of investments as of March 31, 2018 and December 31, 2017 for disclosures regarding securities also held by affiliated funds.

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

Prior to January 1, 2017, each independent director received an annual retainer fee of $50,000, and further received a fee of $4,000 ($2,000 for telephonic attendance) for each regularly scheduled board meeting attended, a fee of $2,000 for each special board meeting and all committee meetings attended, as well as reimbursement of reasonable and documented out-of-pocket expenses incurred in connection with attending each board or committee meeting. For the three months ended March 31, 2018 and 2017, the Company recorded directors' fees expenses in General and Administrative expenses on the consolidated statement of operations of $264,250 and $110,250, respectively.

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

The following table sets forth the computation of the weighted average basic and diluted net increase in net assets per share from operations for the three months ended March 31, 2018 and 2017:

	For the Three Months Ended March 31, 2018
	2018	2017
Net increase/(decrease) in net assets from operations	$(1,013,073)	$8,468,966
Weighted average common shares outstanding	96,993,237	95,382,267
Weighted average basic and diluted earnings per common share	$(0.01)	$0.09

Note 11. Commitments
As of March 31, 2018 and December 31, 2017, the Company had $60,637,211 and $74,816,115, respectively, of unfunded commitments under loan and financing agreements. These amounts are primarily composed of commitments for senior secured term loans, revolvers, and additional capital contributions for the Sierra JV. The unrealized gain or loss associated with unfunded commitments is recorded in the financial statements and reflected as an adjustment to the valuation of the related security in the Consolidated Schedule of Investments. The par amount of the unfunded commitments are not recognized by the Company until the commitment is funded.

	As of
	March 31, 2018	December 31, 2017
1888 Industrial Services, LLC	$125,779	$440,227
AAAHI Acquisition Corporation	612,617	1,700,234
Access Media Holdings, LLC	210,000	93,800
Alpine SG, LLC	1,000,000	2,857,143
Barrys Bootcamp Holdings, LLC	7,028,571	7,028,571
Black Angus Steakhouses, LLC	4,464,286	3,571,429
Brook & Whittle Holding Corp.	708,215	708,215
Central States Dermatology Services, LLC	459,738	459,738
Charming Charlie, Inc.	243,875	1,215,520
Covenant Surgical Partners, Inc.	778,974	1,317,436
CP Opco, LLC	—	348,265
Engineered Machinery Holdings, Inc.	38,298	38,298
First Boston Construction Holdings, LLC	2,535,000	—
Impact Sales, LLC	1,347,656	1,347,656
IOP Monroe Acquisition, Inc.	2,500,000	2,500,000
Isola USA Corp.	1,024,449	—
Manna Pro Products, LLC	833,333	833,333
MCM 500 East Pratt Holdings, LLC	—	4,544,129
Nuspire Networks	2,500,000	2,500,000
PT Network, LLC	4,437,433	4,437,433
RMS Holding Company, LLC	2,137,407	2,737,407
SavATree, LLC	361,111	361,111
SFP Holdings, Inc.	2,958,333	3,722,222
Sierra Senior Loan Strategy JV I LLC	3,046,250	7,683,750
Simplified Logistics, LLC	5,998,743	5,596,243
Smart Financial Operations, LLC	4,000,000	6,300,000
Smile Doctors LLC	2,566,452	3,764,032
Specialty Foam Technologies, Inc.	1,299,633	3,238,865
SRS Software	5,000,000	5,000,000
Team Car Care, LLC	1,950,000	—
TwentyEighty, Inc.	471,058	471,058
Total Commitments	$60,637,211	$74,816,115

Note 12. Fee Income
Fee income consists of origination fees, amendment fees, prepayment fees, administrative agent fees and other miscellaneous fees. Origination fees, prepayment fees, amendment fees, and other similar fees are non-recurring fee sources. Such fees are received on a transaction by transaction basis and do not constitute a regular stream of income. The following table shows the Company’s fee income for the three months ended March 31, 2018 and 2017:

	For the Three Months Ended March 31, 2018
	2018	2017
Origination fee	$595,836	$1,683,791
Prepayment fee	—	251,934
Amendment fee	11,009	218,999
Administrative agent fee	26,727	35,476
Other fees	11,103	—
Fee income	$644,675	$2,190,200

Note 13. Distributions and Share Repurchase Program Distributions
Distributions to common stockholders are recorded on the ex-dividend date. The amount to be paid out as a distribution is determined by the Company’s board of directors.

The Company has adopted an “opt in” distribution reinvestment plan (“DRIP”) pursuant to which the Company’s common stockholders may elect to have the full amount of any cash distributions reinvested in additional shares of the Company’s common stock. On June 30, 2017, the Board approved an amendment to the DRIP, pursuant to which the number of newly-issued shares of the Company’s common stock to be issued to a participating stockholder shall be determined by dividing the total dollar amount of the distribution payable to such stockholder by a price equal to 94.5%, rather than 90%, of the Company’s then current offering price. The Company amended the DRIP as a result of the Company’s revised fee structure, which went into effect on June 16, 2017. Under the Company’s revised fee structure the upfront selling commission was reduced from 7.00% of gross proceeds to up to 3.00% of gross proceeds and the dealer manager fee was reduced from 2.75% of gross proceeds to up to 2.50% of gross proceeds. If the Company declares a cash dividend or other distribution, each stockholder that has “opted in” to the DRIP will have their distributions automatically reinvested in additional shares of the Company’s common stock rather than receiving cash distributions. Stockholders who receive distributions in the form of shares of common stock will be subject to the same federal, state and local tax consequences as if they received cash distributions. For the three months ended March 31, 2018, the Company distributed a total of $15,520,650, of which $8,852,937 was in cash and $6,667,713 was in the form of common stock associated with the DRIP. For the three months ended March 31, 2017, the Company distributed a total of $15,267,181, of which $8,181,210, was in cash and $7,085,971 was in the form of common stock associated with the DRIP.

The following table reflects the cash distributions per share that the Company has declared or paid to its stockholders during 2018 and 2017. Stockholders of record as of each respective semi-monthly record date were entitled to receive the distribution.

Record Date	Payment Date	Amount per share
January 13 and 31, 2017	January 31, 2017	$0.02667
February 15 and 28, 2017	February 28, 2017	0.02667
March 15 and 31, 2017	March 31, 2017	0.02667
April 14 and 28, 2017	April 28, 2017	0.02667
May 15 and 31, 2017	May 31, 2017	0.02667
June 15 and 30, 2017	June 30, 2017	0.02667
July 14 and 31, 2017	July 31, 2017	0.02667
August 15 and 31, 2017	August 31, 2017	0.02667
September 15 and 29, 2017	September 29, 2017	0.02667
October 13 and 31, 2017	October 31, 2017	0.02667
November 15 and 30, 2017	November 30, 2017	0.02667
December 15 and 29, 2017	December 29, 2017	0.02667
January 15 and 31, 2018	January 31, 2018	0.02667
February 15 and 28, 2018	February 28, 2018	0.02667
March 15 and 30, 2018	March 30, 2018	0.02667

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

The following table reflects activity under the Company’s Share Repurchase Program:

Offer Date	Quantity Offered	Price per Share	Repurchase Date	Repurchase Quantity
6/4/2013	16,652	$9.18	—	—
8/8/2013	32,627	9.13	9/27/2013	3,642
11/7/2013	60,966	9.14	12/19/2013	5,826
3/12/2014	120,816	9.18	4/25/2014	9,835
5/6/2014	199,476	9.20	6/13/2014	17,777
8/5/2014	294,068	9.25	9/12/2014	35,887
11/5/2014	411,894	9.22	12/24/2014	411,894
3/4/2015	535,571	8.97	4/24/2015	68,472
5/6/2015	620,420	8.98	6/24/2015	90,916
8/5/2015	727,654	8.96	9/29/2015	328,353
11/3/2015	853,688	8.56	12/23/2015	285,559
3/2/2016	959,436	8.16	4/29/2016	959,436
5/5/2016	1,005,447	8.04	6/30/2016	855,215
8/4/2016	1,048,412	8.11	9/28/2016	1,048,407
11/25/2016	1,077,370	8.14	12/27/2016	1,077,352
4/4/2017	871,815	8.17	5/4/2017	871,806
5/23/2017	876,277	8.10	6/23/2017	876,254
8/24/2017	870,360	8.02	9/25/2017	870,337
11/22/2017	873,974	7.89	12/22/2017	873,932

In the event of the death or disability of a stockholder, the Company will repurchase the shares held by such stockholder at a price equal to the NAV per share of our shares as disclosed in the periodic report the Company files with the SEC immediately following the date of the death or disability of such stockholder. During the three months ended March 31, 2018 and 2017, the Company repurchased 94,892 and 15,755 shares, respectively, of certain shareholders due to death or disability.

Note 14. Financial Highlights
The following is a schedule of financial highlights of the Company for the three months ended March 31, 2018 and 2017:

	2018	2017
Per Share Data:(1)
Net asset value at beginning of period	$7.66	$8.17
Net investment income	0.12	0.14
Net realized gains/(losses) on investments and total return swap	(0.32)	(0.11)
Net unrealized appreciation/(depreciation) on investments and total return swap	0.19	0.06
Net increase/(decrease) in net assets	$(0.01)	$0.09
Distributions from return of capital	—	—
Distributions declared from net investment income(2)	(0.16)	(0.16)
Distributions from net realized capital gains	—	—
Total distributions to shareholders	$(0.16)	$(0.16)
Issuance of common shares above net asset value(3)	—	—
Net asset value at end of period	$7.49	$8.10
Total return based on net asset value(4)(5)	(0.26)%	1.09%
Portfolio turnover rate(5)	6.58%	5.01%
Shares outstanding at end of period	97,578,798	96,265,797
Net assets at end of period	$730,841,863	$779,343,254
Ratio/Supplemental Data (annualized):
Ratio of net investment income to average net assets	6.29%	7.40%
Ratio of net expenses (including incentive fees) to average net assets	7.14%	6.31%
Ratio of incentive fees to average net assets (5)	—%	0.07%
Supplemental Data (annualized):
Asset coverage ratio per unit(6)	$2,417	$2,388
Percentage of non-recurring fee income(7)	10.29%	8.21%
Ratio of net expenses (excluding incentive fees) to average net assets	7.14%	6.24%
Ratio of interest and financing related expenses to average net assets(8)	2.85%	2.06%

(1)	The per share data was derived by using the weighted average shares outstanding during the three months ended March 31, 2018 and 2017, which were 96,993,237 and 95,382,267 respectively.

(2)	The per share data for distributions is the actual amount of paid distributions per share during the period.

(3)
Shares issued under the DRIP (see Note 13) as well as the continuous issuance of common shares may cause on incremental increase/decrease in NAV per share due to the effect of issuing shares at amounts that differ from the prevailing NAV at each issuance.

(4)	Total annual returns are historical and assume reinvestments of all dividends and distributions at prices obtained under the Company’s DRIP, and no sales charge.

(5)	Not annualized.

(6)
Asset coverage per unit is the ratio of the carrying value of the Company's total consolidated assets for regulatory purposes, which includes the underlying fair value of net TRS, less all liabilities and indebtedness not represented by senior securities to the aggregate amount of Senior Securities representing indebtedness and the implied leverage on the TRS. Asset coverage per unit is expressed in terms of dollars per $1,000 of indebtedness. As of March 31, 2018 and 2017, the Company's Asset Coverage Per Unit including unfunded commitments was $2,163 and $2,245, respectively.

(7)	Represents the impact of non-recurring fees over total investment income.

(8)
The ratio of interest and financing related expenses to average net assets for the three months ended March 31, 2017 have been revised to include financing costs. The ratio was previously reported as 1.88%.

Note 15. Subsequent Events
Management has evaluated subsequent events through the date of issuance of the consolidated financial statements included herein. There have been no subsequent events that occurred during such period that would require disclosure in this Form 10-Q or would be required to be recognized in the consolidated financial statements as of and for the three months ended March 31, 2018, except as disclosed below.

On April 12, 2018, our board of directors declared a series of semi-monthly distributions for April, May and June 2018 in the amount of $0.02667 per share. Stockholders of record as of each respective semi-monthly record date will be entitled to receive the distribution. Below are the details for each respective distribution:

Record Date	Payment Date	Amount per share
April 12 and 30, 2018	April 30, 2018	$0.02667
May 15 and 31, 2018	May 31, 2018	0.02667
June 15 and 29, 2018	June 29, 2018	0.02667

The Company issued common shares and received gross proceeds of $0.2 million subsequent to March 31, 2018 through May 7, 2018.

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

Such forward-looking statements may include statements preceded by, followed by or that otherwise include the words “trend,” “opportunity,” “pipeline,” “believe,” “comfortable,” “expect,” “anticipate,” “current,” “intention,” “estimate,” “position,” “assume,” “potential,” “outlook,” “continue,” “remain,” “maintain,” “sustain,” “seek,” “achieve,” and similar expressions, or future or conditional verbs such as “will,” “would,” “should,” “could,” “may,” or similar expressions. The forward-looking statements contained in this quarterly report involve risks and uncertainties. Our actual results could differ materially from those implied or expressed in the forward-looking statements for any reason, including due to the factors set forth as “Risk Factors” in this quarterly report on Form 10-Q and in Item 1A “Risk Factors” in Part 1 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2017.

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

Overview
We are an externally managed non-diversified closed-end management investment company that has elected to be treated as a BDC under the 1940 Act. We are externally managed by SIC Advisors, which is a registered investment adviser under the Advisers Act. SIC Advisors is responsible for sourcing potential investments, conducting due diligence on prospective investments, analyzing investment opportunities, structuring investments and monitoring our portfolio on an ongoing basis. In addition, we have elected, and intend to qualify annually to be treated, for U.S. federal income tax purposes, as a RIC under Subchapter M of the Code.

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

Portfolio and Investment Activity
The following table shows the amortized cost and the fair value of our investment portfolio as of March 31, 2018:

	Amortized Cost	Percentage	Fair Value	Percentage
Senior secured first lien term loans	$576,832,172	52.8%	$536,017,581	51.4%
Senior secured second lien term loans	225,290,191	20.6	224,036,376	21.5
Senior secured first lien notes	43,306,992	4.0	42,261,308	4.1
Subordinated notes	76,540,420	7.0	75,502,584	7.2
Sierra Senior Loan Strategy JV I LLC	84,453,750	7.7	83,810,188	8.0
Equity/warrants	85,797,608	7.9	80,271,613	7.7
Total	$1,092,221,133	100.0%	$1,041,899,650	100.0%

As of March 31, 2018, our income-bearing investment portfolio, which represented 89.9% of our total portfolio, had a weighted average yield based upon the cost of our investment portfolio of 8.6%, and 8.7% of our income-bearing portfolio bore interest based on fixed rates, while 91.3% of our income-bearing portfolio bore interest at floating rates, such as LIBOR.

For the three months ended March 31, 2018, we invested $60.7 million of principal in directly originated transactions across 21 portfolio companies and $7.0 million of principal in syndicated transactions across 5 portfolio companies. As of March 31, 2018, the investment portfolio was comprised of $928.3 million of principal in directly originated transactions across 78 portfolio companies and $175.8 million of principal in syndicated transactions across 34 portfolio companies.

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

As of December 31, 2017, our income-bearing investment portfolio, which represented 93.5% of our total portfolio, had a weighted average yield based upon the cost of our investment portfolio of approximately 8.8%, and 9.3% of our income-bearing portfolio bore interest based on fixed rates, while 90.7% of our income-bearing portfolio bore interest at floating rates, such as LIBOR.

The following table shows weighted average current yield to maturity, including the yield of cash collateral on the TRS, based on fair value as of March 31, 2018 and December 31, 2017:

	March 31, 2018		December 31, 2017
	Percentage of Total Investments	Weighted Average Current Yield for Total Investments(1)	Percentage of Total Investments	Weighted Average Current Yield for Total Investments(1)
Senior secured first lien term loans	52.1%	9.1%	53.2%	9.4%
Senior secured first lien notes	4.1	10.3	4.0	10.2
Senior secured second lien term loans	21.7	9.6	21.7	9.2
Subordinated notes	7.3	10.4	7.0	11.2
Sierra Senior Loan Strategy JV I LLC	8.1	9.6	7.4	10.3
Equity/warrants	6.7	13.5	6.7	14.3
Total	100.0%	9.7%	100.0%	9.9%

(1)	The weighted average current yield for total investments does not represent the total return to our stockholders.

The following table shows the portfolio composition by industry classification, including the TRS underlying loans, based on fair value as of March 31, 2018:

Industry Classification	Investments at Fair Value(1)	Percentage of Total Portfolio(1)	Value of TRS Underlying Loans	Percentage of TRS Underlying Loans	Total Investments at Fair Value including the value of TRS Underlying Loans	Percentage of Total Portfolio Including the value of TRS Underlying Loans
Services: Business	$154,281,858	14.8%	$13,952,781	8.9%	$168,234,639	14.0%
Multi-Sector Holdings	159,312,771	15.3	—	—	159,312,771	13.3
Healthcare & Pharmaceuticals	76,027,767	7.3	19,194,189	12.2	95,221,956	7.9
High Tech Industries	74,927,516	7.2	8,989,989	5.7	83,917,505	7.0
Banking, Finance, Insurance & Real Estate	56,658,827	5.4	12,344,678	7.9	69,003,505	5.8
Aerospace & Defense	64,040,047	6.1	4,586,882	2.9	68,626,929	5.7
Construction & Building	52,044,851	5.0	6,018,894	3.8	58,063,745	4.8
Hotel, Gaming & Leisure	41,337,788	4.0	13,366,634	8.5	54,704,422	4.6
Wholesale	47,397,993	4.5	997,500	0.6	48,395,493	4.0
Energy: Oil & Gas	33,316,323	3.2	4,183,873	2.7	37,500,196	3.1
Automotive	36,605,808	3.5	—	—	36,605,808	3.1
Media: Advertising, Printing & Publishing	22,338,940	2.1	13,090,252	8.4	35,429,192	3.0
Transportation: Cargo	30,853,649	3.0	3,466,232	2.2	34,319,881	2.9
Capital Equipment	15,353,077	1.5	17,832,220	11.4	33,185,297	2.8
Beverage & Food	31,129,109	3.0	—	—	31,129,109	2.6
Chemicals, Plastics & Rubber	21,134,845	2.0	4,949,367	3.2	26,084,212	2.2
Retail	18,413,610	1.8	6,452,629	4.1	24,866,239	2.1
Containers, Packaging & Glass	21,637,472	2.1	—	—	21,637,472	1.8
Services: Consumer	8,612,719	0.8	8,461,419	5.4	17,074,138	1.4
Metals & Mining	15,396,474	1.5	—	—	15,396,474	1.3
Media: Diversified & Production	14,449,374	1.4	942,748	0.6	15,392,122	1.3
Telecommunications	12,758,841	1.2	—	—	12,758,841	1.1
Consumer Goods: Non-durable	5,946,650	0.6	5,309,536	3.4	11,256,186	0.9
Media: Broadcasting & Subscription	10,708,906	1.0	—	—	10,708,906	0.9
Consumer Goods: Durable	—	—	9,666,364	6.2	9,666,364	0.8
Transportation: Consumer	8,653,779	0.8	—	—	8,653,779	0.7
Environmental Industries	4,760,229	0.5	—	—	4,760,229	0.4
Forest Products & Paper	3,800,427	0.4	—	—	3,800,427	0.3
Utilities: Electric	—	—	2,926,312	1.9	2,926,312	0.2
Total	$1,041,899,650	100.0%	$156,732,499	100.0%	$1,198,632,149	100.0%

(1)	Does not include TRS underlying loans

The following table shows the portfolio composition by industry classification, including the TRS underlying loans, based on fair value as of December 31, 2017:

Industry Classification	Investments at Fair Value(1)	Percentage of Total Portfolio(1)	Value of TRS Underlying Loans	Percentage of TRS Underlying Loans	Total Investments at Fair Value including the value of TRS Underlying Loans	Percentage of Total Portfolio Including the value of TRS Underlying Loans
Services: Business	$146,953,643	13.8%	$13,887,959	8.2%	$160,841,602	13.0%
Multi-Sector Holdings	153,856,797	14.4	—	—	153,856,797	12.5
Healthcare & Pharmaceuticals	91,755,106	8.6	22,303,100	13.1	114,058,206	9.2
High Tech Industries	72,406,421	6.8	12,085,880	7.1	84,492,301	6.8
Banking, Finance, Insurance & Real Estate	63,954,055	6.0	14,389,666	8.5	78,343,721	6.3
Aerospace & Defense	66,643,836	6.3	4,610,439	2.7	71,254,275	5.8
Construction & Building	53,936,884	5.1	6,004,451	3.5	59,941,335	4.9
Hotel, Gaming & Leisure	44,379,508	4.2	12,901,314	7.6	57,280,822	4.6
Wholesale	47,202,110	4.4	—	—	47,202,110	3.8
Energy: Oil & Gas	34,983,825	3.3	6,047,997	3.6	41,031,822	3.3
Transportation: Cargo	36,660,325	3.4	3,426,421	2.0	40,086,746	3.2
Media: Advertising, Printing & Publishing	24,692,940	2.3	13,516,196	8.0	38,209,136	3.1
Beverage & Food	31,625,675	3.0	1,351,347	0.8	32,977,022	2.7
Capital Equipment	14,726,702	1.4	14,771,244	8.7	29,497,946	2.4
Retail	19,931,113	1.9	6,663,368	3.9	26,594,481	2.2
Chemicals, Plastics & Rubber	21,154,595	2.0	4,962,025	2.9	26,116,620	2.1
Telecommunications	25,579,647	2.4	—	—	25,579,647	2.1
Containers, Packaging & Glass	22,128,034	2.1	—	—	22,128,034	1.8
Metals & Mining	21,202,310	2.0	—	—	21,202,310	1.7
Automotive	16,154,337	1.5	2,786,968	1.6	18,941,305	1.5
Services: Consumer	8,631,158	0.8	8,422,315	5.0	17,053,473	1.4
Media: Diversified & Production	14,471,721	1.4	945,165	0.6	15,416,886	1.2
Media: Broadcasting & Subscription	13,438,549	1.3	1,965,000	1.2	15,403,549	1.2
Consumer Goods: Non-durable	5,942,867	0.5	5,151,172	3.0	11,094,039	0.9
Consumer Goods: Durable	—	—	10,505,869	6.2	10,505,869	0.9
Transportation: Consumer	7,614,095	0.7	—	—	7,614,095	0.6
Environmental Industries	4,082,837	0.4	—	—	4,082,837	0.3
Utilities: Electric	—	—	2,975,822	1.8	2,975,822	0.2
Total	$1,064,109,090	100.0%	$169,673,718	100.0%	$1,233,782,808	100.0%

(1)	Does not include TRS underlying loans

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

The following table shows the distribution of our investment portfolio, not including cash and cash equivalents, on the 1 to 5 investment credit rating scale at fair value as of March 31, 2018 and December 31, 2017:

	March 31, 2018		December 31, 2017
Investment Credit Rating	Investments at Fair Value	Percentage	Investments at Fair Value	Percentage
1	$37,809,185	3.6%	$23,078,445	2.2%
2	828,343,822	79.5	856,094,329	80.5
3	127,893,475	12.3	147,000,458	13.8
4	29,380,447	2.8	15,505,144	1.5
5	18,472,721	1.8	22,430,714	2.1
Total	$1,041,899,650	100.0%	$1,064,109,090	100.0%
Results of Operations
The following table shows operating results for the three months ended March 31, 2018 and 2017:

	For the Three Months Ended March 31,
	2018	2017
Total investment income	$24,360,040	$26,230,591
Total expenses, net	12,945,695	12,484,844
Net investment income	11,414,345	13,745,747
Net realized gain/(loss) from investments and total return swap	(30,702,476)	(10,474,977)
Net change in unrealized appreciation/(depreciation) on investments and total return swap	18,139,603	5,495,768
Change in provision for deferred taxes on unrealized gain on investments	135,455	(297,572)
Net increase/(decrease) in net assets resulting from operations	$(1,013,073)	$8,468,966

Investment Income
Total investment income decreased $1,870,551, or 7.1%, to $24,360,040 for the three months ended March 31, 2018, compared to $26,230,591 for the three months ended March 31, 2017. Total investment income consisted primarily of portfolio interest, which decreased $335,425, or 1.4%, to $23,692,312 for the three months ended March 31, 2018, compared to $24,027,737 for the three months ended March 31, 2017. This decrease was primarily due to a decrease in the weighted average portfolio yield from 10.2% to 9.7%. Fee income decreased $1,545,525, or 70.6%, to $644,675 for the three months ended March 31, 2018, compared to $2,190,200 for the three months ended March 31, 2017, primarily due to a decrease in fees associated with loan originations and loan prepayments.

Operating Expenses
The following table shows operating expenses for the three months ended March 31, 2018 and 2017 :

	For the Three Months Ended March 31,
	2018	2017
Base management fees	$5,003,816	$5,208,569
Interest and financing expenses	5,172,430	3,944,084
Incentive fees	—	548,806
General and administrative expenses	1,425,118	882,129
Administrator expenses	723,535	793,529
Offering costs	283,250	521,684
Professional fees	337,546	586,043
Total expenses	$12,945,695	$12,484,844

Total expenses increased $460,851, or 3.7%, to $12,945,695 for the three months ended March 31, 2018, as compared to $12,484,844 for the three months ended March 31, 2017, primarily due to an increase in interest expense.

Base management fees decreased $204,753, or 3.9%, to $5,003,816 for the three months ended March 31, 2018, as compared to $5,208,569 for the three months ended March 31, 2017, primarily due to an decrease in our gross assets of $39.3 million, or 3.4%.

Interest and financing expenses increased $1,228,346, or 31.1%, to $5,172,430 for the three months ended March 31, 2018, as compared to $3,944,084 for the three months ended March 31, 2017, primarily due to an increase in the weighted average interest rate, as a result of an increase in LIBOR rates, of our credit facilities of 0.6%, or a 15.0% increase.

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

Net Realized Gains/Losses on Investments
We measure realized gains or losses by the difference between the net proceeds from the disposition and the amortized cost basis of an investment, without regard to unrealized gains or losses previously recognized. For the three months ended March 31, 2018, we recognized net realized loss on investments of $30,702,476, primarily due to certain non-cash restructuring transactions net of realized gains on the TRS. For the three months ended March 31, 2017, we recognized net realized loss of $10,474,977, primarily due to certain non-cash restructuring transactions net of realized gains on the TRS.

Net Unrealized Appreciation/Depreciation on Investments
Net change in unrealized appreciation/depreciation on investments reflects the net change in the fair value of our total investments including the TRS and provision for deferred taxes. For the three months ended March 31, 2018, we recorded a net change in unrealized appreciation of $18,275,058. For the three months ended March 31, 2017, we recorded a net change in unrealized appreciation of $5,198,196.

Changes in Net Assets from Operations
For the three months ended March 31, 2018, we recorded a net decrease in net assets resulting from operations of $1,013,073. Based on 96,993,237 weighted average common shares outstanding for the three months ended March 31, 2018, our per share net decrease in net assets resulting from operations was $0.01. For the three months ended March 31, 2017, we recorded a net increase in net assets resulting from operations of $8,468,966. Based on 95,382,267 weighted average common shares outstanding for the three months ended March 31, 2017, our per share net increase in net assets resulting from operations was $0.09.

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

As of March 31, 2018 and December 31, 2017, we had $44,690,925 and $64,909,759, respectively, in cash and cash equivalents. In the future, we may generate cash from future offerings of securities, future borrowings and cash flows from operations, including interest earned from the temporary investment of cash in U.S. government securities and other high-quality debt investments that mature in one year or less. Our primary use of funds is investments in our targeted asset classes, cash distributions to our stockholders, and other general corporate purposes.

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

The following table shows our net borrowings as of March 31, 2018 and December 31, 2017:

	March 31, 2018			December 31, 2017
	Total Commitment	Balance Outstanding	Unused Commitment	Total Commitment	Balance Outstanding	Unused Commitment
ING Credit Facility	$220,000,000	$163,000,000	$57,000,000	$175,000,000	$195,000,000	$(20,000,000)
Alpine Credit Facility	300,000,000	240,000,000	60,000,000	300,000,000	240,000,000	60,000,000
Total before deferred financing costs	520,000,000	403,000,000	117,000,000	475,000,000	435,000,000	40,000,000
Unamortized deferred financing costs	—	(4,836,823)	—	—	(5,286,927)	—
Total borrowings outstanding, net	$520,000,000	$398,163,177	$117,000,000	$475,000,000	$429,713,073	$40,000,000

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

The ING Credit Facility allows for us, at our option, to borrow money at a rate of either (i) an alternate base rate plus 1.50% per annum or (ii) LIBOR plus 2.50% per annum. The interest rate margins are subject to certain step-downs upon the satisfaction of certain conditions described in the Revolving Credit Agreement. The alternate base rate will be the greatest of (i) the U.S. Prime Rate set forth in the Wall Street Journal, (ii) the federal funds effective rate plus 1/2 of 1%, and (iii) three month LIBOR plus 1%. As of March 31, 2018 and December 31, 2017, the commitment under the ING Credit Facility was $220 million and includes an accordion feature that allows for potential future expansion of the ING Credit Facility up to a total of $500 million. Availability of loans under the ING Credit Facility is linked to the valuation of the collateral pursuant to a borrowing base mechanism.

We are also required to pay a commitment fee to the lenders based on the daily unused portion of the aggregate commitments under the ING Credit Facility. The commitment fee is (i) 1.50% if the used portion of the aggregate commitments is less than or equal to 40%, (ii) 0.75% if the used portion of the aggregate commitments is greater than 40% and less than or equal to 65% or (iii) 0.50% if the used portion of the aggregate commitments is greater than 65%. The ING Credit Facility provides that we may use the proceeds of the facility for general corporate purposes, including making investments in accordance with our investment objective and strategy. As of March 31, 2018, our borrowings under the ING Facility totaled $163,000,000 and were recorded as part of revolving credit facility payable on our consolidated statements of assets and liabilities.

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

Borrowings under the Alpine Credit Facility are subject to compliance with a NAV coverage ratio with respect to the current value of Alpine’s portfolio and various eligibility criteria must be satisfied with respect to the initial acquisition of each loan in Alpine’s portfolio. Any amounts borrowed under the Alpine Credit Facility will mature, and all accrued and unpaid interest thereunder will be due and payable, on March 29, 2022. As of March 31, 2018, Alpine’s borrowings under the Alpine Credit Facility totaled $240,000,000 and were recorded as part of revolving credit facility payable on our consolidated statements of assets and liabilities.

Contractual Obligations
The following table shows our payment obligations for repayment of debt, which total our contractual obligations at March 31, 2018:

	Payment Due By Period
	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
ING Credit Facility	$163,000,000	$—	$163,000,000	$—	$—
Alpine Credit Facility	240,000,000	—		240,000,000	—
Total Contractual Obligations	$403,000,000	$—	$163,000,000	$240,000,000	$—

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

On September 29, 2017, Arbor entered into the Fifth Amended Confirmation Letter Agreement with Citibank. The Fifth Amended Confirmation Agreement reduced the maximum portfolio notional (determined at the time each such loan becomes subject to the TRS) from $300,000,000 to $180,000,000, through incremental reductions of $60,000,000 on October 3, 2017 and $20,000,000 on each of November 3, 2017, December 3, 2017 and January 3, 2018. The Fifth Amended Confirmation Agreement also decreases the interest rate payable to Citibank from LIBOR plus 1.65% per annum to LIBOR plus 1.60% per annum. Other than the foregoing, the Fifth Amended Confirmation Agreement did not change any of the other material terms of the TRS.

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

Transactions in TRS contracts during the three months ended March 31, 2018 were $1.5 million in realized gains and $2.9 million in unrealized appreciation, which are recorded on the consolidated statements of operations.

Transactions in TRS contracts during the three months ended March 31, 2017 were $2.7 million in realized gains and $0.1 million in unrealized depreciation, which are recorded on the consolidated statements of operations.

Our derivative asset from Citibank, net of amounts available for offset under a master netting agreement as of March 31, 2018, was $0.5 million, which is recorded on the consolidated statements of assets and liabilities as a receivable due on total return swap.

The following table shows the volume of the Company’s derivative transactions for the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31,
	2018	2017
Average notional amount of contracts	$168,905,937	$247,066,820

On March 27, 2015, the Company and GALIC entered into a limited liability company operating agreement to co-manage Sierra JV. All portfolio and other material decisions regarding Sierra JV must be submitted to Sierra JV's board of managers, which is comprised of four members, two of whom are selected by the Company and the other two are selected by GALIC. The Company has concluded that it does not operationally control Sierra JV. As the Company does not operationally control Sierra JV, it does not consolidate the operations of Sierra JV within the consolidated financial statements. As a practical expedient, the Company uses NAV to determine the fair value of its investment in Sierra JV; therefore, this investment has been presented as a reconciling item within the fair value hierarchy (see Note 4). As of March 31, 2018, there was $190.5 million outstanding under the JV Facility and the Sierra JV had total assets of $285.6 million. As of March 31, 2018, Sierra JV’s portfolio was comprised of 100.0% of senior secured first lien term loans to 57 different portfolio companies with one portfolio company on non-accrual status. As of December

31, 2017, Sierra JV’s portfolio was comprised of 100% of senior secured first lien term loans to 52 different portfolio companies with one portfolio company on non-accrual status.

As of March 31, 2018 and December 31, 2017, Sierra JV had total capital commitments of $100 million, with the Company providing $87.5 million and GALIC providing $12.5 million. Approximately, $96.5 million and $91.2 million was funded as of March 31, 2018 and December 31, 2017, relating to these commitments, of which $84.5 million and $79.8 million were from the Company, respectively. The Company does not have the right to withdraw any of their respective capital commitment, unless in connection with a transfer of its membership interests. The Company may transfer full membership interests as long as it is approved by all members and transferred in a transaction exempt from the registration requirements of the Securities Act of 1933, as amended, or applicable state securities laws.

On August 4, 2015, Sierra JV entered into a senior secured revolving credit facility the ("JV Facility") led by Credit Suisse, AG ("CS") with commitments of $100 million subject to certain leverage and borrowing base restrictions. On December 29, 2015, the JV Facility was amended and the total commitments were increased to $135 million. On March 30, 2017, the Company amended the JV Facility previously administered by CS and facilitated the assignment of all rights and obligations of CS under the JV Facility to Deutsche Bank AG, New York Branch, ("DB") and increased the total loan commitments to $240 million. On May 26, 2017 commitments to the JV facility were increased from $240 million to $250 million. The JV Facility bears interest at a rate of LIBOR (with no minimum) plus 2.50% per annum. The JV Facility reinvestment period ends on March 30, 2019 and the stated maturity date is March 30, 2022. As of March 31, 2018 and December 31, 2017, there were $190.5 million and $180.0 million outstanding under the JV Facility, respectively.

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

The following table reflects the cash distributions per share that we have declared or paid to our stockholders during 2018 and 2017. Stockholders of record as of each respective semi-monthly record date were entitled to receive the distribution.

Record Date	Payment Date	Amount per share
January 13 and 31, 2017	January 31, 2017	$0.02667
February 15 and 28, 2017	February 28, 2017	0.02667
March 15 and 31, 2017	March 31, 2017	0.02667
April 14 and 28, 2017	April 28, 2017	0.02667
May 15 and 31, 2017	May 31, 2017	0.02667
June 15 and 30, 2017	June 30, 2017	0.02667
July 14 and 31, 2017	July 31, 2017	0.02667
August 15 and 31, 2017	August 31, 2017	0.02667
September 15 and 29, 2017	September 29, 2017	0.02667
October 13 and 31, 2017	October 31, 2017	0.02667
November 15 and 30, 2017	November 30, 2017	0.02667
December 15 and 29, 2017	December 29, 2017	0.02667
January 15 and 31, 2018	January 31, 2018	0.02667
February 15 and 28, 2018	February 28, 2018	0.02667
March 15 and 30, 2018	March 30, 2018	0.02667
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

Recent Developments
On April 12, 2018, our board of directors declared a series of semi-monthly distributions for April, May and June 2018 in the amount of $0.02667 per share. Stockholders of record as of each respective semi-monthly record date will be entitled to receive the distribution. Below are the details for each respective distribution:

Record Date	Payment Date	Amount per share
April 12 and 30, 2018	April 30, 2018	$0.02667
May 15 and 31, 2018	May 31, 2018	0.02667
June 15 and 29, 2018	June 29, 2018	0.02667

The Company issued common shares and received gross proceeds of $0.2 million subsequent to March 31, 2018 through May 7, 2018.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are subject to financial market risks, including changes in interest rates. As of March 31, 2018, 91.3% of our portfolio investments (based on fair value) paid floating interest rates, 8.7% paid fixed interest rates, 10.1% were non-income producing investments and the remaining 89.9% were income producing investments. A rise in the general level of interest rates can be expected to lead to higher interest rates applicable to any variable rate investments we hold and to declines in the value of any fixed rate investments we hold. However, many of our variable rate investments provide for an interest rate floor, which may prevent our interest income from increasing until benchmark interest rates increase beyond a threshold amount. To the extent that a substantial portion of our investments may be in variable rate investments, an increase in interest rates beyond this threshold would make it easier for us to meet or exceed the hurdle rate applicable to the subordinated incentive fee on income under the Investment Advisory Agreement we have entered into with SIC Advisors, and may result in a substantial increase in our net investment income and to the amount of incentive fees payable to SIC Advisors with respect to our increased pre-incentive fee net investment income.

Under the terms of the TRS between Arbor and Citibank, Arbor will pay fees to Citibank at a floating rate based on LIBOR in exchange for the right to receive the economic benefit of a portfolio of assets having a maximum notional amount of $180 million. Our interest expense will also be affected by changes in the published LIBOR rate in connection with our credit facilities. We expect any future credit facilities, total return swap agreements or other financing arrangements that we or any of our subsidiaries may enter into will also be based on a floating interest rate. As a result, we are subject to risks relating to changes in market interest rates. In periods of rising interest rates, when we or our subsidiaries have debt outstanding or financing arrangements in effect, our cost of funds would increase, which could reduce our net investment income, especially to the extent we hold fixed rate investments.

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

Based on our Consolidated Statement of Assets and Liabilities as of March 31, 2018, the following table shows the approximate annual impact on the change in net interest income of hypothetical base rate changes in interest rates, assuming no changes in our investment portfolio and capital structure:

	Change in
Basis point increase/(decrease)	Interest Income (1)	Interest Expense	Net Interest Income
300	$24,454,788	$12,090,000	$12,364,788
200	16,303,192	8,060,000	8,243,192
100	8,151,596	4,030,000	4,121,596
(100)	(6,660,845)	(4,030,000)	(2,630,845)
(200)	(8,233,171)	(7,589,014)	(644,157)
(300)	(8,233,171)	(7,589,014)	(644,157)

(1)	Assumes no defaults or prepayments by portfolio companies over the next twelve months.

We expect that our long-term investments will be financed primarily with equity and debt. If deemed prudent, we may use interest rate risk management techniques in an effort to minimize our exposure to interest rate fluctuations. These techniques may include various interest rate hedging activities to the extent permitted by the 1940 Act. Adverse developments resulting from changes in interest rates or hedging transactions could have a material adverse effect on our business, financial condition and results of operations. During the three months ended March 31, 2018, we did not engage in interest rate hedging activities.

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

Item 1A. Risk Factors
In addition to other information set forth in this report, you should carefully consider the “Risk Factors” discussed in our annual report on Form 10-K for the fiscal year ended December 31, 2017, filed with the SEC on March 12, 2018, which could materially affect our business, financial condition and/or operating results. Other than the item disclosed below, there have been no material changes during the three months ended March 31, 2018 to the risk factors discussed in “Item 1A. Risk Factors” of our annual report on Form 10-K. Additional risks or uncertainties not currently known to us or that we currently deem to be immaterial also may materially affect our business, financial condition and/or operating results.

Recent legislation may allow us to incur additional leverage.
The 1940 Act generally prohibits us from incurring indebtedness unless immediately after such borrowing we have an asset coverage for total borrowings of at least 200% (i.e., the amount of debt may not exceed 50% of the value of our assets). However, recent legislation has modified the 1940 Act by allowing a BDC to increase the maximum amount of leverage it may incur from an asset coverage ratio of 200% to an asset coverage ratio of 150%, if certain requirements are met. Under the legislation, we are allowed to increase our leverage capacity if stockholders representing at least a majority of the votes cast, when a quorum is present, approve a proposal to do so. If we receive stockholder approval, we would be allowed to increase our leverage capacity on the first day after such approval. Alternatively, the legislation allows the majority of our independent directors to approve an increase in our leverage capacity, and such approval would become effective after one year. In addition, the legislation requires non-listed BDCs to offer to repurchase 25% of its securities each quarter following the calendar quarter in which the BDC obtains such approval. In either case, we would be required to make certain disclosures on our website and in SEC filings regarding, among other things, the receipt of approval to increase our leverage, our leverage capacity and usage, and risks related to leverage.

As a result of this legislation, we may be able to increase our leverage up to an amount that reduces our asset coverage ratio from 200% to 150%. Leverage magnifies the potential for loss on investments in our indebtedness and on invested equity capital. As we use leverage to partially finance our investments, you will experience increased risks of investing in our securities. If the value of our assets increases, then leveraging would cause the net asset value attributable to our common stock to increase more sharply than it would have had we not leveraged. Conversely, if the value of our assets decreases, leveraging would cause net asset value to decline more sharply than it otherwise would have had we not leveraged our business. Similarly, any increase in our income in excess of interest payable on the borrowed funds would cause our net investment income to increase more than it would without the leverage, while any decrease in our income would cause net investment income to decline more sharply than it would have had we not borrowed. Such a decline could negatively affect our ability to pay common stock dividends, scheduled debt payments or other payments related to our securities. Leverage is generally considered a speculative investment technique.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
In June 2013, we commenced a share repurchase program pursuant to which we intend to conduct quarterly share repurchases, of up to 2.5% of the weighted average number of outstanding shares in any 3-month period or 10% of the weighted average number of outstanding shares in any 12-month period. The purpose of the share repurchase program is to allow stockholders to sell their shares back to us at a price equal to the most recently disclosed NAV per share of our common stock immediately prior to the date of repurchase. Shares will be purchased from stockholders participating in the program on a pro rata basis. Unless our board of directors determines otherwise, the number of shares to be repurchased during any calendar year will be limited to the proceeds received in association with the sale of shares of common stock under the distribution reinvestment plan. See Note 13 to our consolidated financial statements for more information.

The following table provides information concerning our repurchases of shares of our common stock during the three months ended March 31, 2018 pursuant to our share repurchase program:

Period	Total Number of Shares Purchased	Average Price per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2018 through March 31, 2018	94,892	$7.66	—	— (1)

(1)	A description of the maximum number of shares that may be purchased under our share repurchase program is included in the narrative preceding this table.

Item 3. Defaults Upon Senior Securities
None.

Item 4. Mine Safety Disclosures
Not Applicable.

Item 5. Other Information
None.

Item 6. Exhibits

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

Dated: May 7, 2018	Sierra Income Corporation

	By	/s/ Seth Taube
Seth Taube Chief Executive Officer (Principal Executive Officer)

	By	/s/ Christopher M. Mathieu
Christopher M. Mathieu Chief Financial Officer (Principal Accounting and Financial Officer)