Form 10-Q
period 2018-06-30
Sierra Income Corp
filed 2018-08-09
CIK 1523526

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
_____________________________________________________
Form 10-Q
 ____________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2018
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

As of August 9, 2018, the Registrant had 96,925,815 shares of common stock, $0.001 par value, outstanding.

Sierra Income Corporation
Consolidated Statements of Assets and Liabilities

	June 30, 2018	December 31, 2017
ASSETS	(unaudited)
Investments at fair value
Non-controlled/non-affiliated investments (amortized cost of $879,297,564 and $975,968,734, respectively)	$829,963,524	$917,820,822
Controlled/affiliated investments (amortized cost of $179,524,217 and $153,660,073, respectively)	161,446,505	146,288,268
Investments at fair value	991,410,029	1,064,109,090
Cash and cash equivalents	53,032,878	64,909,759
Cash collateral on total return swap (Note 5)	46,000,000	48,000,000
Interest receivable from non-controlled/non-affiliated investments	9,508,523	9,039,243
Unsettled trades receivable	2,254,019	339,573
Receivable due on total return swap (Note 5)	488,111	462,555
Interest receivable from controlled/affiliated investments	331,587	638,458
Prepaid expenses and other assets	340,550	219,096
Receivable for Company shares sold	—	235,060
Total assets	$1,103,365,697	$1,187,952,834

LIABILITIES
Revolving credit facilities payable (net of deferred financing costs of $4,381,791 and $5,286,927, respectively) (Note 6)	$380,618,209	$429,713,073
Payable for Company shares redeemed	6,666,454	—
Base management fees payable (Note 7)	4,834,494	5,196,997
Unrealized depreciation on total return swap (Note 5)	2,720,213	5,354,868
Interest payable	1,752,061	1,822,523
Accounts payable and accrued expenses	1,325,986	1,755,968
Administrator fees payable (Note 7)	758,177	695,777
Unsettled trades payable	503,750	308,233
Deferred tax liability	213,177	291,454
Incentive fees payable (Note 7)	—	2,827,372
Total liabilities	$399,392,521	$447,966,265

Commitments (Note 11)

NET ASSETS
Common shares, par value $0.001 per share, 250,000,000 common shares authorized, 96,784,857 and 96,620,231 common shares issued and outstanding, respectively	$96,785	$96,620
Capital in excess of par value	844,995,420	843,592,066
Accumulated distribution in excess of net realized gain/(loss) from investments and total return swap	(80,238,359)	(49,402,054)
Accumulated undistributed net investment income	9,377,872	16,779,377
Net unrealized appreciation/(depreciation) on investments and total return swap, net of provision for taxes of ($126,577) and ($204,855), respectively	(70,258,542)	(71,079,440)
Total net assets	703,973,176	739,986,569
Total liabilities and net assets	$1,103,365,697	$1,187,952,834

NET ASSET VALUE PER COMMON SHARE	$7.27	$7.66
See accompanying notes to consolidated financial statements.

Sierra Income Corporation
Consolidated Statements of Operations

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
INVESTMENT INCOME	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Interest and dividends from investments
Non-controlled/non-affiliated investments:
Cash	$20,570,784	$21,009,050	$41,251,531	$40,724,339
Payment-in-kind	303,893	708,422	576,517	2,523,471
Controlled/affiliated investments:
Cash	2,522,757	2,043,533	4,885,199	4,476,334
Payment-in-kind	490,883	270,379	867,382	334,977
Total interest and dividend income	23,888,317	24,031,384	47,580,629	48,059,121
Fee income (Note 12)	947,466	649,964	1,592,141	2,840,164
Interest from cash and cash equivalents	55,100	22,877	78,153	35,531
Total investment income	24,890,883	24,704,225	49,250,923	50,934,816
EXPENSES
Interest and financing expenses	5,219,779	4,517,158	10,392,209	8,461,242
Base management fees (Note 7)	4,834,495	5,449,266	9,838,311	10,657,835
General and administrative expenses	1,216,840	887,678	2,641,958	1,769,807
Administrator expenses (Note 7)	758,178	794,622	1,481,713	1,588,151
Professional fees	413,143	646,616	750,689	1,232,659
Offering costs	187,736	299,700	470,986	821,384
Incentive fees (Note 7)	—	—	—	548,806
Total expenses	12,630,171	12,595,040	25,575,866	25,079,884
NET INVESTMENT INCOME	12,260,712	12,109,185	23,675,057	25,854,932
REALIZED AND UNREALIZED GAIN/(LOSS) ON INVESTMENTS
Net realized gain/(loss) from non-controlled/non-affiliated investments	909,846	(2,745,404)	(31,271,252)	(15,939,732)
Net realized gain/(loss) on total return swap (Note 5)	(1,043,675)	(7,589,962)	434,947	(4,870,611)
Net change in unrealized appreciation/(depreciation) on non-controlled/non-affiliated investments	(14,252,484)	(5,152,411)	8,813,872	1,563,788
Net change in unrealized appreciation/(depreciation) on controlled/affiliated investments	(2,837,785)	1,241,507	(10,705,907)	125,432
Net change in unrealized appreciation/(depreciation) on total return swap (Note 5)	(306,714)	10,300,626	2,634,655	10,196,270
Change in provision for deferred taxes on unrealized appreciation/(depreciation) on investments	(57,177)	(36,746)	78,278	(334,318)
Net realized and unrealized gain/(loss) on investments	(17,587,989)	(3,982,390)	(30,015,407)	(9,259,171)
NET INCREASE/(DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS	$(5,327,277)	$8,126,795	$(6,340,350)	$16,595,761
WEIGHTED AVERAGE - BASIC AND DILUTED EARNINGS PER COMMON SHARE	$(0.05)	$0.08	$(0.07)	$0.17
WEIGHTED AVERAGE - BASIC AND DILUTED NET INVESTMENT INCOME PER COMMON SHARE	$0.13	$0.13	$0.24	$0.27
WEIGHTED AVERAGE COMMON STOCK OUTSTANDING - BASIC AND DILUTED (NOTE 10)	97,385,971	96,367,879	97,190,689	95,877,796
DISTRIBUTIONS DECLARED PER COMMON SHARE	$0.16	$0.16	$0.32	$0.32
See accompanying notes to the consolidated financial statements.

Sierra Income Corporation
Consolidated Statements of Changes in Net Assets

	Six Months Ended June 30,
	2018	2017
INCREASE/(DECREASE) FROM OPERATIONS	(unaudited)	(unaudited)
Net investment income	$23,675,057	$25,854,932
Net realized gain/(loss) on investments	(31,271,252)	(15,939,732)
Net realized gain/(loss) on total return swap (Note 5)	434,947	(4,870,611)
Net change in unrealized appreciation/(depreciation) on investments	(1,892,035)	1,689,220
Net change in unrealized appreciation/(depreciation) on total return swap (Note 5)	2,634,655	10,196,270
Change in provision for deferred taxes on unrealized appreciation/(depreciation) on investments	78,278	(334,318)
Net increase/(decrease) in net assets resulting from operations	(6,340,350)	16,595,761
SHAREHOLDER DISTRIBUTIONS (Note 2)
Distributions from net investment income	(31,076,562)	(30,665,819)
Distributions from return of capital	—	—
Distributions from net realized gains	—	—
Net decrease in net assets from shareholder distributions	(31,076,562)	(30,665,819)
COMMON SHARE TRANSACTIONS
Issuance of common shares, net of underwriting costs	2,478,445	11,370,406
Issuance of common shares pursuant to distribution reinvestment plan	13,174,371	14,068,852
Repurchase of common shares	(14,249,297)	(14,507,550)
Net increase in net assets resulting from common share transactions	1,403,519	10,931,708
Total increase/(decrease) in net assets	(36,013,393)	(3,138,350)
Net assets at beginning of period	739,986,569	773,113,087
Net assets at end of period(1)	$703,973,176	$769,974,737

Net asset value per common share	$7.27	$8.02
Common shares outstanding, beginning of period	96,620,231	94,666,418
Issuance of common shares	323,587	1,393,488
Issuance of common shares pursuant to distribution reinvestment plan	1,721,015	1,745,246
Repurchase of common shares	(1,879,976)	(1,783,393)
Common shares outstanding, end of period	96,784,857	96,021,759

(1)	Net assets at end of period include accumulated undistributed net investment income of $9,377,872 and $14,945,853 as of June 30, 2018 and 2017, respectively.

See accompanying notes to consolidated financial statements.

Sierra Income Corporation
Consolidated Statements of Cash Flows

	Six Months Ended June 30,
	2018	2017
	(unaudited)	(unaudited)
Cash flows from operating activities
NET INCREASE/(DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS:	$(6,340,350)	$16,595,761
ADJUSTMENT TO RECONCILE NET INCREASE/(DECREASE) IN NET ASSETS FROM OPERATIONS TO NET CASH USED IN OPERATING ACTIVITIES:
Payment-in-kind interest income	(1,443,899)	(2,858,448)
Net amortization of premium on investments	(998,023)	(493,680)
Amortization of deferred financing costs	942,636	718,280
Net realized (gain)/loss on investments	31,271,252	15,939,732
Net change in unrealized (appreciation)/depreciation on investments	1,892,035	(1,689,220)
Net change in unrealized (appreciation)/depreciation on total return swap (Note 5)	(2,634,655)	(10,196,270)
Purchases and originations	(122,795,043)	(240,889,700)
Proceeds from sale of investments and principal repayments	164,772,739	149,796,557
(Increase)/decrease in operating assets:
Cash collateral on total return swap (Note 5)	—	4,120,942
Unsettled trades receivable	(1,914,446)	(6,425,640)
Due from affiliate (Note 7)	—	4,571,137
Interest receivable from non-controlled/non-affiliated investments	(469,280)	1,525,620
Interest receivable from controlled/affiliated investments	306,871	918,232
Receivable for Company shares sold	235,060	(206,277)
Receivable due on total return swap (Note 5)	(25,556)	(609,665)
Prepaid expenses and other assets	(121,454)	(77,786)
Increase/(decrease) in operating liabilities:
Unsettled trades payable	195,517	36,065,885
Management fee payable	(362,503)	311,158
Accounts payable and accrued expenses	(429,982)	(437,950)
Incentive fees payable	(2,827,372)	(1,405,419)
Administrator fees payable	62,400	(56,056)
Interest payable	(70,462)	(415,701)
Deferred tax liability	(78,277)	334,318
Due to affiliate (Note 7)	—	(135,784)
NET CASH PROVIDED BY/(USED IN) OPERATING ACTIVITIES	59,167,208	(34,999,974)
Cash flows from financing activities:
Borrowings under revolving credit facility	38,000,000	105,000,000
Repayments of revolving credit facility	(88,000,000)	(65,000,000)
Proceeds from issuance of common stock, net of underwriting costs	2,478,445	11,370,406
Payment of cash distributions	(17,902,191)	(16,596,967)
Financing costs paid	(37,500)	(390,000)
Repurchase of common shares	(7,582,843)	(14,507,550)
NET CASH PROVIDED BY/(USED IN) FINANCING ACTIVITIES	(73,044,089)	19,875,889
TOTAL INCREASE/(DECREASE) IN CASH	(13,876,881)	(15,124,085)
CASH AND CASH COLLATERAL ON TOTAL RETURN SWAP AT BEGINNING OF PERIOD	112,909,759	99,400,794
CASH AND CASH COLLATERAL ON TOTAL RETURN SWAP AT END OF PERIOD(1)	$99,032,878	$84,276,709
Supplemental Information:
Cash paid during the period for interest	$9,520,035	$8,158,663
Supplemental non-cash information:
Non-cash purchase of investments	$20,928,063	$21,975,181
Non-cash sale of investments	20,928,063	21,975,181
Payment-in-kind interest income	1,443,899	2,858,448
Amortization of deferred financing costs	942,636	718,280
Net amortization of premium on investments	998,023	493,680
Issuance of common shares in connection with distribution reinvestment plan	$13,174,371	$14,068,852

(1)	Includes cash and cash equivalents of $53,032,878 and $84,276,709 and cash collateral on total return swap of $46,000,000 and $75,500,000 as of June 30, 2018 and 2017, respectively.
See accompanying notes to consolidated financial statements.

Sierra Income Corporation
Consolidated Schedule of Investments
As of June 30, 2018
(unaudited)

Company(1)(2)	Industry	Type of Investment	Maturity	Par Amount	Cost	Fair Value	% of Net Assets(3)
Non-controlled/non-affiliated investments – 117.9%							$703,973,176
AAAHI Acquisition Corporation	Transportation: Consumer	Senior Secured First Lien Term Loan LIBOR + 7.000%, 1.000% Floor (4)(5)	12/15/2021	$7,007,360	$7,007,360	$7,007,360	1.0%
		Senior Secured First Lien Term Loan LIBOR + 7.000%, 1.000% Floor (4)(5)(6)	12/14/2018	1,742,263	1,742,263	1,742,263	0.2%
				8,749,623	8,749,623	8,749,623
Alpha Media LLC	Media: Broadcasting & Subscription	Senior Secured First Lien Term Loan LIBOR + 6.000%, 1.000% Floor (7)	2/25/2022	5,928,635	5,751,749	5,582,996	0.8%
				5,928,635	5,751,749	5,582,996
Alpine SG, LLC	High Tech Industries	Senior Secured First Lien Term Loan LIBOR + 6.000%, 1.000% Floor (4)(5)(6)	11/16/2022	6,630,037	6,630,037	6,605,506	0.9%
		Senior Secured First Lien Term Loan LIBOR + 6.000%, 1.000% Floor (4)(5)	11/16/2022	13,432,500	13,432,500	13,382,800	1.9%
				20,062,537	20,062,537	19,988,306
American Dental Partners, Inc.	Healthcare & Pharmaceuticals	Senior Secured Second Lien Term Loan LIBOR + 8.500%, 1.000% Floor (4)(5)	9/25/2023	7,250,000	7,250,000	7,322,500	1.0%
				7,250,000	7,250,000	7,322,500
Amerijet Holdings, Inc.	Transportation: Cargo	Senior Secured First Lien Term Loan LIBOR + 8.000%, 1.000% Floor (5)(7)	7/15/2021	11,927,204	11,927,204	12,077,486	1.7%
				11,927,204	11,927,204	12,077,486
AMMC CLO 22, Limited Series 2018-22A	Multi-Sector Holdings	Subordinated Notes 15.238% effective yield (8)(9)(10)	4/25/2031	7,222,000	5,885,930	5,885,930	0.8%
				7,222,000	5,885,930	5,885,930
Answers Finance, LLC	High Tech Industries	Senior Secured Second Lien Term Loan Base Rate + 7.900%, 1.100% Cap (11)	9/15/2021	1,993,500	1,993,500	1,993,500	0.3%
		Common Stock - 389,533 shares (12)		—	5,426,955	5,426,195	0.8%
				1,993,500	7,420,455	7,419,695
Apidos CLO XXIV, Series 2016-24A	Multi-Sector Holdings	Subordinated Notes 8.880% effective yield (5)(8)(9)(10)	7/20/2027	18,357,647	14,374,986	15,084,479	2.1%
				18,357,647	14,374,986	15,084,479
Asurion, LLC	Banking, Finance, Insurance & Real Estate	Senior Secured Second Lien Term Loan LIBOR + 6.000%, 1.000% Floor (5)(7)	8/4/2025	5,950,000	5,950,000	6,032,110	0.9%
				5,950,000	5,950,000	6,032,110
Aviation Technical Services, Inc.	Aerospace & Defense	Senior Secured Second Lien Term Loan LIBOR + 8.500%, 1.000% Floor (4)(5)(13)	3/31/2022	25,000,000	25,000,000	25,000,000	3.6%
				25,000,000	25,000,000	25,000,000
Barry's Bootcamp Holdings, LLC	Services: Consumer	Senior Secured First Lien Term Loan LIBOR + 6.000%, 1.000% Floor (4)(5)(6)	7/14/2022	8,571,429	8,571,429	8,522,572	1.2%
		Senior Secured First Lien Term Loan LIBOR + 6.000%, 1.000% Floor (4)(5)(6)	7/14/2022	1,120,000	1,120,000	1,111,857	0.2%
				9,691,429	9,691,429	9,634,429
Black Angus Steakhouses, LLC	Hotel, Gaming & Leisure	Senior Secured First Lien Term Loan LIBOR + 9.000%, 1.000% Floor (4)\(5)(6)(13)	4/24/2020	18,867,188	18,867,188	18,483,180	2.6%
				18,867,188	18,867,188	18,483,180
BRG Sports, Inc.	Consumer Goods: Durable	Senior Secured First Lien Term Loan LIBOR + 6.500%, 1.000% Floor (5)(7)	6/15/2023	7,700,000	7,700,000	7,700,000	1.1%
				7,700,000	7,700,000	7,700,000

Company(1)(2)	Industry	Type of Investment	Maturity	Par Amount	Cost	Fair Value	% of Net Assets(3)
Brook & Whittle Holding Corp.	Containers, Packaging & Glass	Senior Secured First Lien Term Loan LIBOR + 6.000%, 1.000% Floor (4)(5)(6)	10/17/2023	3,026,576	3,026,576	3,026,576	0.4%
				3,026,576	3,026,576	3,026,576
BW NHHC Holdco Inc.	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loan LIBOR + 5.000%, 1.000% Floor(7)	5/15/2025	7,000,000	6,895,000	6,895,000	1.0%
				7,000,000	6,895,000	6,895,000
Central States Dermatology Services, LLC	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loan LIBOR + 6.500%, 1.000% Floor (5)(6)(7)	4/20/2022	2,960,939	2,960,939	2,960,939	0.4%
				2,960,939	2,960,939	2,960,939
Covenant Surgical Partners, Inc.	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loan LIBOR + 4.750%(4)(5)	10/4/2024	5,357,692	5,345,578	5,350,192	0.8%
		Senior Secured First Lien Term Loan LIBOR + 4.750%(4)(5)(6)	10/4/2024	964,717	961,074	962,461	0.1%
				6,322,409	6,306,652	6,312,653
CP Opco, LLC	Services: Consumer	Senior Secured First Lien Term Loan Base Rate + 5.500%, PIK (5)(7)(11)(14)	4/1/2019	236,515	209,514	41,296	0.0%
		Senior Secured First Lien Term Loan Base Rate + 8.500%, PIK (5)(7)(11)(14)	4/1/2019	1,766,333	717,016	—	0.0%
		Preferred Units LIBOR+9.500%, 1.000% Floor, PIK(5)(14)		—	—	—	0.0%
		Common Units - 41 units(5)(12)		—	—	—	0.0%
				2,002,848	926,530	41,296
CPI International, Inc.	Aerospace & Defense	Senior Secured Second Lien Term Loan LIBOR + 7.250%, 1.000% Floor (5)(7)(15)	7/28/2025	9,900,752	9,869,843	9,829,466	1.4%
				9,900,752	9,869,843	9,829,466
CSP Technologies North America, LLC	Containers, Packaging & Glass	Senior Secured First Lien Term Loan LIBOR + 5.250%, 1.000% Floor (4)(5)	1/31/2022	4,923,123	4,923,123	4,923,123	0.7%
				4,923,123	4,923,123	4,923,123
DHISCO Electronic Distribution, Inc.	Hotel, Gaming & Leisure	Senior Secured First Lien Term Loan LIBOR + 8.500%, 1.500% Floor (5)(7)	11/10/2019	2,702,877	2,702,877	2,702,877	0.4%
		Senior Secured First Lien Term Loan LIBOR + 11.000%, 1.500% Floor, PIK (5)(7)(14)	11/10/2019	10,130,848	9,207,947	836,808	0.1%
		Senior Secured First Lien Term Loan LIBOR + 12.250%, 1.500% Floor, PIK (5)(7)(14)	11/10/2019	8,851,405	7,257,480	—	0.0%
		Senior Secured First Lien Term Loan LIBOR + 13.250%, 1.500% Floor, PIK (5)(7)(14)	11/10/2019	8,361,380	2,940,892	—	0.0%
		Common Units - 769,230 units (5)(12)		—	769,231	—	0.0%
				30,046,510	22,878,427	3,539,685
Drew Marine Partners, LP	Transportation: Cargo	Senior Secured Second Lien Term Loan LIBOR + 7.000%, 1.000% Floor (7)	5/19/2021	10,000,000	10,042,010	10,000,000	1.4%
				10,000,000	10,042,010	10,000,000
Dryden 38 Senior Loan Fund, Series 2015-38A	Multi-Sector Holdings	Subordinated Notes 12.114% effective yield (8)(9)(10)	7/15/2027	7,000,000	4,893,717	5,667,200	0.8%
				7,000,000	4,893,717	5,667,200
Dryden 43 Senior Loan Fund, Series 2016-43A	Multi-Sector Holdings	Subordinated Notes 9.705% effective yield (5)(8)(9)(10)	7/20/2029	3,620,000	2,908,350	2,779,798	0.4%
				3,620,000	2,908,350	2,779,798
Dryden 49 Senior Loan Fund, Series 2017-49A	Multi-Sector Holdings	Subordinated Notes 13.164% effective yield (5)(9)(10)	7/18/2030	17,233,288	15,192,738	14,918,857	2.1%
				17,233,288	15,192,738	14,918,857

Company(1)(2)	Industry	Type of Investment	Maturity	Par Amount	Cost	Fair Value	% of Net Assets(3)
Dynamic Energy Services International LLC	Energy: Oil & Gas	Senior Secured First Lien Term Loan 13.500% PIK + LIBOR (4)(5)(14)	5/6/2019	10,597,949	9,828,831	3,179,385	0.5%
				10,597,949	9,828,831	3,179,385
Elite Comfort Solutions LLC	Chemicals, Plastics & Rubber	Senior Secured First Lien Term Loan LIBOR + 6.500%, 1.000% Floor (4)(6)	1/15/2021	9,443,153	9,443,153	9,443,153	1.3%
				9,443,153	9,443,153	9,443,153
Engineered Machinery Holdings, Inc.	Capital Equipment	Senior Secured Second Lien Term Loan LIBOR + 7.250%, 1.000% Floor (4)(5)	7/18/2025	2,936,702	2,917,010	2,898,231	0.4%
				2,936,702	2,917,010	2,898,231
First Boston Construction Holdings, LLC	Banking, Finance, Insurance & Real Estate	Senior secured first lien notes 12.000% (5)	12/31/2020	9,965,000	9,965,000	9,965,000	1.4%
		Preferred Equity - 1,646,250 units (5)(12)		—	2,491,250	2,491,250	0.4%
				9,965,000	12,456,250	12,456,250
FKI Security Group, LLC	Capital Equipment	Senior Secured First Lien Term Loan LIBOR + 8.500%, 1.000% Floor (4)(5)	3/30/2020	11,375,000	11,375,000	11,375,000	1.6%
				11,375,000	11,375,000	11,375,000
Friedrich Holdings, Inc.	Construction & Building	Senior Secured First Lien Term Loan LIBOR + 7.000%, 1.000% Floor (5)(7)	2/7/2023	13,256,343	13,256,343	13,388,906	1.9%
				13,256,343	13,256,343	13,388,906
Fusion Telecommunications International Inc.	Telecommunications	Senior Secured First Lien Term Loan LIBOR + 7.500%, 1.000% Floor (4)	5/4/2023	3,437,500	3,301,465	3,300,000	0.5%
				3,437,500	3,301,465	3,300,000
GK Holdings, Inc.	Services: Business	Senior Secured Second Lien Term Loan LIBOR + 10.250%, 1.000% Floor (4)	1/20/2022	10,000,000	10,000,000	8,969,000	1.3%
				10,000,000	10,000,000	8,969,000
Golden West Packaging Group LLC	Forest Products & Paper	Senior Secured First Lien Term Loan LIBOR + 5.250%, 1.000% Floor (5)(7)	6/20/2023	3,692,848	3,692,848	3,692,848	0.5%
				3,692,848	3,692,848	3,692,848
Green Field Energy Services, Inc.	Energy: Oil & Gas	Senior Secured First Lien Notes 13.000% (5)(8)(14)	11/15/2016	766,616	754,615	122,658	0.0%
		Warrants - 0.00% of outstanding equity (5)(12)		—	29,000	—	0.0%
				766,616	783,615	122,658
HBC Holdings LLC	Wholesale	Senior Secured First Lien Term Loan LIBOR + 6.500%, 1.000% Floor (5)(7)	3/30/2020	11,812,500	11,812,500	11,514,825	1.6%
				11,812,500	11,812,500	11,514,825
Heligear Acquisition Co.	Aerospace & Defense	Senior secured first lien notes 10.250% (5)(8)	10/15/2019	15,000,000	15,000,000	15,115,500	2.1%
				15,000,000	15,000,000	15,115,500
High Ridge Brands Co.	Consumer Goods: Non-Durable	Senior secured first lien notes 8.875% (5)(8)(16)	3/15/2025	2,000,000	2,000,000	890,800	0.1%
				2,000,000	2,000,000	890,800
Holland Acquisition Corp.	Energy: Oil & Gas	Senior Secured First Lien Term Loan LIBOR + 9.000%, 1.000% Floor (4)	5/29/2020	4,493,420	4,466,620	3,200,663	0.5%
				4,493,420	4,466,620	3,200,663
Hylan Datacom & Electrical LLC	Construction & Building	Senior Secured First Lien Term Loan LIBOR + 7.500%, 1.000% Floor (5)(7)	7/25/2021	14,670,095	14,670,095	14,670,095	2.1%
				14,670,095	14,670,095	14,670,095
IHS Intermediate, Inc.	Services: Business	Senior Secured Second Lien Term Loan LIBOR + 8.250%, 1.000% Floor (4)	7/20/2022	25,000,000	25,000,000	25,000,000	3.6%
				25,000,000	25,000,000	25,000,000
Imagine! Print Solutions, LLC	Media: Advertising, Printing & Publishing	Senior Secured Second Lien Term Loan LIBOR + 8.750%, 1.000% Floor (5)(7)(15)	6/21/2023	8,950,000	8,837,978	8,312,760	1.2%

Company(1)(2)	Industry	Type of Investment	Maturity	Par Amount	Cost	Fair Value	% of Net Assets(3)
				8,950,000	8,837,978	8,312,760
Impact Sales, LLC	Services: Business	Senior Secured First Lien Term Loan LIBOR + 6.250%, 1.000% Floor (4)(5)	6/27/2023	6,189,258	6,189,258	6,189,258	0.9%
				6,189,258	6,189,258	6,189,258
Interflex Acquisition Company, LLC	Containers, Packaging & Glass	Senior Secured First Lien Term Loan LIBOR + 8.000%, 1.000% Floor (5)(7)	8/18/2022	13,775,000	13,775,000	12,960,897	1.8%
				13,775,000	13,775,000	12,960,897
Invision Diversified, LLC	Services: Business	Senior Secured First Lien Term Loan LIBOR + 8.500%, 1.000% Floor (4)(5)(13)	6/30/2020	23,100,084	23,100,084	23,100,084	3.3%
				23,100,084	23,100,084	23,100,084
IOP Monroe Acquisition, Inc.	Capital Equipment	Senior Secured First Lien Term Loan LIBOR + 5.500%, 1.000% Floor (5)(6)(7)	4/1/2022	950,000	950,000	950,000	0.1%
				950,000	950,000	950,000
Isagenix International, LLC	Wholesale	Senior Secured First Lien Term Loan LIBOR + 5.750%, 1.000% Floor (4)(5)	6/16/2025	2,000,000	1,988,808	2,000,000	0.3%
				2,000,000	1,988,808	2,000,000
Isola USA Corp.	High Tech Industries	Senior Secured First Lien Term Loan LIBOR + 10.750%, 1.000% Floor (4)(6)	1/2/2023	113,828	113,828	113,828	0.0%
		Senior Secured Second Lien Term Loan LIBOR + 9.500%, 1.000% Floor, PIK (4)	1/2/2023	10,186,998	6,577,332	6,188,601	0.9%
		Common Units - 10,283,782 units(9)(12)		—	—	—	0.0%
				10,300,826	6,691,160	6,302,429
JFL-WCS Partners, LLC	Environmental Industries	Preferred Units - 618,876 6.000%, PIK (5)(9)		—	618,876	618,876	0.1%
		Common Units - 66,764 units (5)(9)(12)		—	68,764	68,764	0.0%
				—	687,640	687,640
Keystone Acquisition Corp.	Healthcare & Pharmaceuticals	Senior Secured Second Lien Term Loan LIBOR + 9.250%, 1.000% Floor (4)(5)(15)	5/1/2025	7,000,000	6,878,912	6,858,600	1.0%
				7,000,000	6,878,912	6,858,600
L&S Plumbing Partnership, Ltd.	Construction & Building	Senior Secured First Lien Term Loan LIBOR + 8.500%, 1.000% Floor (4)(5)	2/15/2022	11,084,069	11,084,069	11,172,741	1.6%
				11,084,069	11,084,069	11,172,741
Livingston International Inc.	Transportation: Cargo	Senior Secured Second Lien Term Loan LIBOR + 8.250%, 1.250% Floor (4)(9)	4/17/2020	4,613,287	4,503,825	4,325,879	0.6%
				4,613,287	4,503,825	4,325,879
LTCG Holdings Corp.	Banking, Finance, Insurance & Real Estate	Senior Secured First Lien Term Loan LIBOR + 5.000%, 1.000% Floor (7)	6/6/2020	2,838,571	2,833,308	2,828,920	0.4%
				2,838,571	2,833,308	2,828,920
Magnetite XIX, Limited	Multi-Sector Holdings	Subordinated Notes LIBOR + 7.610% (4)(8)(9)(10)	7/17/2030	2,000,000	1,875,000	1,871,400	0.3%
		Subordinated Notes 10.518% effective yield (5)(8)(9)(10)	7/17/2030	13,730,209	11,972,163	10,708,190	1.5%
				15,730,209	13,847,163	12,579,590
Manna Pro Products, LLC	Consumer Goods: Non-durable	Senior Secured First Lien Term Loan LIBOR + 6.000%, 1.000% Floor (5)(6)(7)	12/8/2023	4,654,166	4,654,166	4,611,346
				4,654,166	4,654,166	4,611,346
Nathan's Famous, Inc.	Beverage & Food	Senior secured first lien notes 6.625% (5)(8)(9)(16)	11/1/2025	4,950,000	4,966,193	4,996,530	0.7%
				4,950,000	4,966,193	4,996,530
New Media Holdings II LLC	Media: Advertising, Printing & Publishing	Senior Secured First Lien Term Loan LIBOR + 6.250%, 1.000% Floor (5)(7)(15)	7/14/2022	13,801,587	13,793,795	13,801,587	2.0%
				13,801,587	13,793,795	13,801,587

Company(1)(2)	Industry	Type of Investment	Maturity	Par Amount	Cost	Fair Value	% of Net Assets(3)
Novetta Solutions, LLC	High Tech Industries	Senior Secured Second Lien Term Loan LIBOR + 8.500%, 1.000% Floor (7)	10/16/2023	11,000,000	10,920,879	10,225,600	1.5%
				11,000,000	10,920,879	10,225,600
Oxford Mining Company, LLC	Metals & Mining	Senior Secured First Lien Term Loan LIBOR + 8.500%, 0.750% Floor, 3.000% PIK (4)(5)(14)	12/31/2018	12,535,235	11,685,379	6,672,506	0.9%
		Senior Secured First Lien Term Loan LIBOR + 8.500%, 0.750% Floor, 3.000% PIK (4)(5)(14)	12/31/2018	8,884,762	8,308,439	4,729,359	0.7%
				21,419,997	19,993,818	11,401,865
Path Medical, LLC	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loan LIBOR + 9.500%, 1.000% Floor (5)(7)	10/11/2021	14,610,737	14,190,519	13,719,482	1.9%
		Warrants - 2.09% of outstanding equity (5)(12)		—	669,709	—	0.0%
				14,610,737	14,860,228	13,719,482
Payless Holdings LLC	Retail	Common Stock - 37,126 shares (12)		—	543,120	543,153	0.1%
				—	543,120	543,153
PetroChoice Holdings, Inc.	Chemicals, Plastics & Rubber	Senior Secured Second Lien Term Loan LIBOR + 8.750%, 1.000% Floor (4)(5)(13)(15)	9/3/2023	9,000,000	9,000,000	9,000,000	1.3%
				9,000,000	9,000,000	9,000,000
Polymer Solutions Group Holdings, LLC	Chemicals, Plastics & Rubber	Senior Secured First Lien Term Loan LIBOR + 6.250%, 1.000% Floor (5)(7)	6/30/2021	2,461,830	2,461,830	2,461,830	0.3%
				2,461,830	2,461,830	2,461,830
Press Ganey Holdings, Inc	Healthcare & Pharmaceuticals	Senior Secured Second Lien Term Loan LIBOR + 6.500%, 1.000% Floor (7)	10/21/2024	5,842,724	5,932,737	5,866,679	0.8%
				5,842,724	5,932,737	5,866,679
PT Network, LLC	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loan LIBOR + 5.500%, 1.000% Floor (4)(5)(6)	11/30/2021	8,002,098	8,002,098	7,952,340	1.1%
				8,002,098	8,002,098	7,952,340
Reddy Ice Corporation	Beverage & Food	Senior Secured Second Lien Term Loan LIBOR + 9.500%, 1.250% Floor (4)(5)	11/1/2019	2,000,000	2,000,000	2,000,000	0.3%
				2,000,000	2,000,000	2,000,000
Redwood Services Group, LLC	Services: Business	Senior Secured First Lien Term Loan LIBOR + 6.000%, 1.000% Floor (5)(6)(7)	6/6/2023	9,918,750	9,918,750	9,918,750	1.4%
				9,918,750	9,918,750	9,918,750
Resolute Investment Managers, Inc.	Banking, Finance, Insurance & Real Estate	Senior Secured Second Lien Term Loan LIBOR + 7.500%, 1.000% Floor (4)(5)	4/30/2023	9,950,000	9,874,320	9,978,855	1.4%
				9,950,000	9,874,320	9,978,855
Rhombus Cinema Holdings, LP	Media: Diversified & Production	Preferred Equity 10.000% PIK - 7,449 shares (5)(9)		—	4,584,207	5,126,428	0.7%
		Common Units - 3,163 units (5)(9)(12)		—	3,162,793	932,676	0.1%
				—	7,747,000	6,059,104
RMS Holding Company, LLC	Services: Business	Senior Secured First Lien Term Loan LIBOR + 6.000%, 1.000% Floor (4) (5)	11/16/2022	14,887,500	14,887,500	14,887,500	2.1%
		Senior Secured First Lien Term Loan LIBOR + 6.000%, 1.000% Floor (4)(5)(6)	11/16/2022	1,262,593	1,262,593	1,235,793	0.2%
				16,150,093	16,150,093	16,123,293
Safe Fleet Holdings LLC	Automotive	Senior Secured Second Lien Term Loan LIBOR + 6.750%, 1.000% Floor (5)(7)	2/2/2026	4,950,000	4,926,381	4,896,045	0.7%
				4,950,000	4,926,381	4,896,045

Company(1)(2)	Industry	Type of Investment	Maturity	Par Amount	Cost	Fair Value	% of Net Assets(3)
SavATree, LLC	Environmental Industries	Senior Secured First Lien Term Loan LIBOR + 5.250%, 1.000% Floor (4)(5)(6)	6/2/2022	4,131,598	4,131,598	4,131,598	0.6%
				4,131,598	4,131,598	4,131,598
SFP Holding, Inc.	Construction & Building	Senior Secured First Lien Term Loan LIBOR + 6.250%, 1.000% Floor (4)(5)(6)	9/1/2022	5,018,369	5,018,369	5,018,369	0.7%
		Senior Secured First Lien Term Loan LIBOR + 6.250%, 1.000% Floor (4)(5)(6)	9/1/2022	2,000,000	2,000,000	2,000,000	0.3%
		Equity - 0.94% of outstanding equity (5) (12)		—	400,000	400,000	0.1%
				7,018,369	7,418,369	7,418,369
Shift4 Payments, LLC	Banking, Finance, Insurance & Real Estate	Senior Secured Second Lien Term Loan LIBOR + 8.500%, 1.000% Floor (5)(7)(15)	11/29/2024	9,950,000	9,857,548	9,896,270	1.4%
				9,950,000	9,857,548	9,896,270
Ship Supply Acquisition Corporation	Services: Business	Senior Secured First Lien Term Loan LIBOR + 8.000%, 1.000% Floor (4)(5)	7/31/2020	21,562,500	21,562,500	20,684,906	2.9%
				21,562,500	21,562,500	20,684,906
Simplified Logistics, LLC	Services: Business	Senior Secured First Lien Term Loan LIBOR + 6.500%, 1.000% Floor (4)(5)(6)	2/28/2022	18,762,561	18,762,561	18,642,480	2.6%
				18,762,561	18,762,561	18,642,480
Sizzling Platter, LLC	Hotel, Gaming & Leisure	Senior Secured First Lien Term Loan LIBOR + 7.500%, 1.000% Floor(4)	4/29/2020	15,000,000	15,000,000	15,000,000	2.1%
				15,000,000	15,000,000	15,000,000
SMART Financial Operations, LLC	Retail	Senior Secured First Lien Term Loan LIBOR + 10.000%, 1.000% Floor (4)(5(6)	11/22/2021	6,400,000	6,400,000	6,403,000	0.9%
		Preferred Equity - 1,000,000 units (5)(9)(12)		1,000,000	1,000,000	1,160,000	0.2%
				7,400,000	7,400,000	7,563,000
Smile Doctors LLC	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loan LIBOR + 5.750%, 1.000% Floor (4)(5)	10/6/2022	4,379,806	4,379,806	4,354,404	0.6%
		Senior Secured First Lien Term Loan LIBOR + 5.750%, 1.000% Floor (4)(5)(6)	10/6/2022	3,781,891	3,781,891	3,755,327	0.5%
				8,161,697	8,161,697	8,109,731
Sound Point CLO XX, Ltd.	Multi-Sector Holdings	Subordinated Notes 13.366% effective yield (5)(8)(9)(10)	7/26/2031	4,489,000	4,072,623	4,072,421	0.6%
				4,489,000	4,072,623	4,072,421
Southwest Dealer Services, Inc.	Automotive	Senior Secured First Lien Term Loan LIBOR + 6.000%, 1.000% Floor (4)(5)	6/2/2022	4,718,651	4,718,651	4,718,651	0.7%
				4,718,651	4,718,651	4,718,651
SRS Software, LLC	High Tech Industries	Senior Secured First Lien Term Loan LIBOR + 7.000%, 1.000% Floor (4)(5)(6)	2/17/2022	19,256,250	19,256,250	19,448,812	2.8%
				19,256,250	19,256,250	19,448,812
Starfish Holdco LLC	High Tech Industries	Senior Secured Second Lien Term Loan LIBOR + 9.000%, 1.000% Floor (4)(5)	8/18/2025	4,000,000	3,946,003	3,977,600	0.5%
				4,000,000	3,946,003	3,977,600
TCH-2 Holdings, LLC	Hotel, Gaming & Leisure	Senior Secured Second Lien Term Loan LIBOR + 7.750%, 1.000% Floor (7)	11/6/2021	2,036,364	2,019,733	2,036,364	0.3%
				2,036,364	2,019,733	2,036,364
Team Car Care, LLC	Automotive	Senior Secured First Lien Term Loan LIBOR + 7.000%, 1.000% Floor (5)(6)(7)	2/23/2023	15,550,000	15,550,000	15,550,000	2.2%
		Senior Secured First Lien Term Loan LIBOR + 7.000%, 1.000% Floor (5)(6)(7)	2/23/2023	542,344	542,344	542,344	0.1%
				16,092,344	16,092,344	16,092,344

Company(1)(2)	Industry	Type of Investment	Maturity	Par Amount	Cost	Fair Value	% of Net Assets(3)
Techniplas, LLC	Automotive	Senior Secured First Lien Notes 10.000% (8)	5/1/2020	6,000,000	6,000,000	5,381,400	0.8%
				6,000,000	6,000,000	5,381,400
The Garretson Resolution Group, Inc.	Services: Business	Senior Secured First Lien Term Loan LIBOR + 6.500%, 1.000% Floor (4)(5)(14)	5/24/2021	9,375,000	9,328,125	7,701,562	1.1%
				9,375,000	9,328,125	7,701,562
The Octave Music Group, Inc.	Media: Diversified & Production	Senior Secured Second Lien Term Loan LIBOR + 8.250%, 1.000% Floor (5)(7)(15)	5/27/2022	7,500,000	7,500,000	7,500,000	1.1%
				7,500,000	7,500,000	7,500,000
Transocean Phoenix 2 Ltd.	Energy: Oil & Gas	Senior Secured First Lien Notes 7.750% (5)(8)(16)	10/15/2024	6,375,000	6,279,380	6,825,075	1.0%
				6,375,000	6,279,380	6,825,075
True Religion Apparel, Inc.	Retail	Senior Secured First Lien Term Loan 10.000%	10/27/2022	146,584	140,225	138,097	0.0%
		Common Stock - 1,964 shares (12)		—	—	—	0.0%
		Warrants - 0.10% of outstanding equity (12)		—	—	—	0.0%
				146,584	140,225	138,097
U.S. Auto Sales Inc.	Banking, Finance, Insurance & Real Estate	Senior Secured Second Lien Term Loan LIBOR + 11.750%, 1.000% Floor (5)(7)(13)	6/8/2020	5,500,000	5,500,000	5,500,000	0.8%
				5,500,000	5,500,000	5,500,000
U.S. Well Services, LLC	Energy: Oil & Gas	Warrants - 2.04% of outstanding equity (12)	2/21/2019	—	173	—	0.0%
				—	173	—
Vail Holdco Corp.	Wholesale	Preferred Equity 12.500% PIK - 20,330 shares (5)		—	20,097,643	20,042,135	2.8%
		Preferred Equity - 15,250 shares (5)(12)		—	15,250,000	15,250,000	2.2%
		Warrants - 0.985% of outstanding equity (5)(12)		—	860,357	860,310	0.1%
				—	36,208,000	36,152,445
Valence Surface Technologies, Inc.	Aerospace & Defense	Senior Secured First Lien Term Loan LIBOR + 5.500%, 1.000% Floor (4)(5)	6/13/2019	3,896,181	3,891,001	3,896,181	0.6%
				3,896,181	3,891,001	3,896,181
Velocity Pooling Vehicle, LLC	Automotive	Senior Secured First Lien Term Loan LIBOR + 11.000%, 1.000% Floor (4)(5)	4/28/2023	694,375	629,269	626,118	0.1%
		Common units - 4,676 units (5)(12)		—	259,938	259,938	0.0%
		Warrants - 5,591 warrants(5)(12)		—	310,802	310,803	0.0%
				694,375	1,200,009	1,196,859
VOYA CLO 2016-2, LTD.	Multi-Sector Holdings	Subordinated Notes 7.250% effective yield (5)(8)(9)(10)	7/19/2028	22,842,661	18,825,786	17,431,235	2.5%
				22,842,661	18,825,786	17,431,235
Watermill-QMC Holdings, Corp.	Automotive	Equity - 2.3% partnership interest (5)(9)(12)		—	902,277	1,215,187	0.2%
				—	902,277	1,215,187
Z Gallerie, LLC	Retail	Senior Secured First Lien Term Loan LIBOR + 6.500%, 1.000% Floor (5)(18)	10/8/2020	4,573,791	4,551,362	4,335,039	0.6%
				4,573,791	4,551,362	4,335,039

Total non-controlled/non-affiliated investments					$879,297,564	$829,963,524	117.9%

Controlled/affiliated investments – 22.9%(17)
1888 Industrial Services, LLC	Energy: Oil & Gas	Senior Secured First Lien Term Loan LIBOR + 5.000%, 1.000% Floor (4)(5)(6)	9/30/2021	1,069,124	1,069,124	1,069,124	0.2%

Company(1)(2)	Industry	Type of Investment	Maturity	Par Amount	Cost	Fair Value	% of Net Assets(3)
		Senior Secured First Lien Term Loan LIBOR + 5.000%, 1.000% Floor (4)(5)	9/30/2021	3,144,481	3,144,481	3,144,481	0.4%
		Senior Secured First Lien Term Loan LIBOR + 8.000%, 1.000% Floor, PIK (4)(5)	9/30/2021	7,423,439	6,516,492	6,728,605	1.0%
		Membership Units - 7.55 units (5)(12)		—	—	—	0.0%
				11,637,044	10,730,097	10,942,210
Access Media Holdings, LLC	Media: Broadcasting & Subscription	Senior Secured First Lien Term Loan 5.000%, 5.000% PIK (5)(7)(14)	7/22/2020	7,739,001	7,422,407	5,141,793	0.7%
		Common Stock - 14 units (5) (9) (12)		—	—	—	0.0%
		Preferred Equity - 1,400,000 units (5)(9)(12)		—	1,400,000	—	0.0%
		Preferred Equity - 700,000 units (5)(9)(12)		—	700,000	—	0.0%
		Preferred Equity - 693,000 units (5)(6)(9)(12)		—	693,000	(77,000)	0.0%
				7,739,001	10,215,407	5,064,793
Capstone Nutrition, Inc.	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loan LIBOR + 12.500%, 1.000% Floor, PIK (4)(5)(14)	9/25/2020	21,791,704	15,619,898	9,117,648	1.3%
		Senior Secured First Lien Term Loan LIBOR + 12.500%, 1.000% Floor, PIK (4)(5)(14)	9/25/2020	9,429,252	6,869,187	3,945,199	0.6%
		Senior Secured First Lien Term Loan LIBOR + 12.500%, 1.000% Floor, PIK (4)(5)	9/25/2020	1,617,800	1,617,800	1,617,800	0.2%
		Common Stock - 2,197.8 shares (5)(12)		—	9	—	0.0%
		Common Stock - 3,498.5 shares(5)(12)		—	—	—	0.0%
		Common Stock - 7,068.3 shares(5)(12)		—	300,002	—	0.0%
				32,838,756	24,406,896	14,680,647
Charming Charlie LLC	Retail	Senior Secured First Lien Term Loan LIBOR + 5.000%, 1.000% Floor, 5.000% PIK (4)	4/24/2023	3,043,620	3,043,620	3,043,620	0.4%
		Senior Secured First Lien Term Loan LIBOR + 1.000%, 1.000% Floor, 9.000% PIK (4)(6)	4/24/2023	3,652,344	2,470,184	2,435,017	0.3%
		Common Stock - 34,923,249 shares (12)		—	—	—	0.0%
				6,695,964	5,513,804	5,478,637
MCM 500 East Pratt Holdings, LLC	Banking, Finance, Insurance & Real Estate	Equity - 5,000,000 units (9)(12)		—	5,000,000	5,000,000	0.7%
				—	5,000,000	5,000,000
MCM Capital Office Park Holdings LLC	Banking, Finance, Insurance & Real Estate	Equity - 7,500,000 units (9)(12)		—	7,500,000	7,500,000	1.1%
				—	7,500,000	7,500,000
Medley Chiller Holdings LLC	Services: Business	Equity - 85% interest (9)(12)		—	8,627,500	8,498,886	1.2%
				—	8,627,500	8,498,886
Nomida, LLC	Construction & Building	Equity 5,400,000 units (9)(12)		—	4,794,000	4,290,000	0.6%
				—	4,794,000	4,290,000
Sierra Senior Loan Strategy JV I LLC	Multi-Sector Holdings	Equity - 87.5% ownership of SIC Senior Loan Strategy JV I LLC (9)		87,500,000	87,500,000	85,151,762	12.1%
				87,500,000	87,500,000	85,151,762

Company(1)(2)	Industry	Type of Investment	Maturity	Par Amount	Cost	Fair Value	% of Net Assets(3)
TwentyEighty, Inc.	Services: Business	Senior Secured First Lien Term Loan 1.000%, 7.000% PIK (4)	3/31/2020	6,833,840	6,833,840	6,744,317	1.0%
		Senior Secured First Lien Term Loan 0.250%, 8.750% PIK (4)	3/31/2020	6,396,528	6,007,077	5,689,072	0.8%
		Senior Secured First Lien Term Loan LIBOR + 3.500%, 1.000% Floor, 4.500% PIK (4)(6)	3/31/2020	2,406,181	2,395,596	2,406,181	0.3%
		Common Units - 58,098 units (12)		—	—	—	0.0%
				15,636,549	15,236,513	14,839,570

Total controlled/affiliated investments					$179,524,217	$161,446,505	22.9%

Money market fund – 2.5%					—	829,963,524
Federated Institutional Prime Obligations Fund (18)		Money Market 2.080%		19,895,860	19,895,860	19,895,860	2.8%
Total money market fund					$19,895,860	$19,895,860

Derivative instrument - long exposure					Notional Amount	Unrealized Appreciation/(Depreciation)
Total return swap with Citibank, N.A. (Note 5)		Total Return Swap			172,316,942	(2,720,213)
Total derivative instrument - long exposure					$172,316,942	$(2,720,213)

(1)
All of the Company's investments are domiciled in the United States except for Livingston International Inc., which is domiciled in Canada and AMMC CLO 22, Limited Series 2018-22A, Apidos CLO XXIV, Series 2016-24A, Dryden 38 Senior Loan Fund, Series 2015-38A, Dryden 43 Senior Loan Fund, Series 2016-43A, Dryden 49 Senior Loan Fund, 2017-49A, Magnetite XIX, Limited, Sound Point CLO XX, Ltd. and VOYA CLO 2016-2, LTD. which are all domiciled in the Cayman Islands. All foreign investments were denominated in US Dollars.

(2)	Unless otherwise indicated, all securities are valued using significant unobservable inputs, which are categorized as Level 3 assets under the definition of ASC 820 fair value hierarchy.
(3)	Percentage is based on net assets of $703,973,176 as of June 30, 2018.
(4)	The interest rate on these loans is subject to a base rate plus 3 Month “3M” LIBOR, which at June 30, 2018 was 2.34%. The interest rate is subject to a minimum LIBOR floor.
(5)	An affiliated fund that is managed by an affiliate of SIC Advisors LLC also holds an investment in this security.
(6)	The investment has an unfunded commitment as of June 30, 2018. For further details see Note 11. Fair value includes an analysis of the unfunded commitment.
(7)	The interest rate on these loans is subject to a base rate plus 1 Month "1M" LIBOR, which at June 30, 2018 was 2.09%. The interest rate is subject to a minimum LIBOR floor.
(8)
Securities are exempt from registration under Rule 144A of the Securities Act of 1933. These securities represent a fair value of $96,832,616 or 13.8% of net assets as of June 30, 2018 and are considered restricted securities.

(9)
The investment is not a qualifying asset as defined under Section 55(a) of the Investment Company Act of 1940 (the 1940 Act"). Non-qualifying assets represent 20.5% of the Company's portfolio at fair value.

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

(11)	The interest rate on these loans is subject to a base rate plus a spread. The base rate in effect at June 30, 2018 was the Prime Rate of 5.000%.
(12)	Security is non-income producing.
(13)	A portion of this investment was sold via a participation agreement. The listed amount is the portion retained by Sierra Income Corporation.
(14)	The investment was on non-accrual status as of June 30, 2018.
(15)
Security is also held in the underlying portfolio of the total return swap with Citibank, N.A. (see Note 5). The Company's total exposure to CPI International, Inc., Imagine! Print Solutions, Inc., Keystone Acquisition Corp., New Media Holdings II, LLC, PetroChoice Holdings, LLC, Shift4 Payments, LLC, and The Octave Music Group, Inc. is $13,809,466 or 2.0%, $14,193,360 or 2.0%, $8,693,442 or 1.2%. $14,680,655 or 2.1%, $13,936,709 or 2.0%, $12,327,926 or 1.8%, and $8,446,208 or 1.2%,, respectively, of Net Assets as of June 30, 2018.

(16)	Represents securities in Level 2 in the ASC 820 table (see Note 4).
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

(18)	Represents securities in Level 1 in the ASC 820 table (see Note 4).

The following is a summary of the TRS reference assets as of June 30, 2018:

Company(1)	Industry	Type of Investment	Maturity	Par Amount	Notional Amount(2)	Fair Value	Unrealized Appreciation/ (Depreciation)
AmWINS Group, Inc.	Banking, Finance, Insurance & Real Estate	Senior Secured Second Lien Term Loans LIBOR + 6.750%, 1.000% Floor(4)	1/25/2025	$4,000,000	$3,970,000	$4,014,000	$44,000
AP Gaming I, LLC	Hotel, Gaming & Leisure	Senior Secured First Lien Term Loans LIBOR + 4.250%, 1.000% Floor(4)	2/15/2024	5,040,862	5,030,937	5,068,184	37,247
Argon Medical Devices, Inc.	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loans LIBOR + 3.750%, 1.000% Floor(5)	1/23/2025	1,950,000	1,940,250	1,953,666	13,416
BCPE Eagle Buyer LLC	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loans LIBOR + 4.250%, 1.000% Floor(4)	3/18/2024	4,950,000	4,900,500	4,677,750	(222,750)
Brand Energy & Infrastructure Services, Inc.	Construction & Building	Senior Secured First Lien Term Loans LIBOR + 4.250%, 1.000% Floor(5)	6/21/2024	5,955,000	5,983,528	5,959,466	(24,062)
BW NHHC Holdco Inc.	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loans LIBOR + 5.000%(4)	5/15/2025	4,000,000	3,940,000	3,940,000	—
Comfort Holding, LLC	Consumer Goods: Durable	Senior Secured First Lien Term Loans LIBOR + 4.750%, 1.000% Floor(4)	2/5/2024	6,930,000	6,860,700	6,635,475	(225,225)
CPI Holdco, LLC	Capital Equipment	Senior Secured First Lien Term Loans LIBOR + 3.500%, 1.000% Floor(5)	3/21/2024	3,940,138	3,920,438	3,954,914	34,476
CPI International, Inc.	Aerospace & Defense	Senior Secured First Lien Term Loans LIBOR + 3.500%, 1.000% Floor(4)	7/26/2024	3,980,000	3,980,000	3,989,950	9,950
CT Technologies Intermediate Holdings, Inc.	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loans LIBOR + 4.250%, 1.000% Floor(4)	12/1/2021	989,822	970,025	957,653	(12,372)
Deliver Buyer, Inc.	Capital Equipment	Senior Secured First Lien Term Loans LIBOR + 5.000%, 1.000% Floor(5)	5/1/2024	6,027,249	6,003,297	6,015,978	12,681
Engineered Machinery Holdings, Inc.	Capital Equipment	Senior Secured First Lien Term Loans LIBOR + 3.250%, 1.000% Floor(5)	7/19/2024	2,992,500	2,992,500	2,975,682	(16,818)
Fieldwood Energy LLC	Energy: Oil & Gas	Senior Secured First Lien Term Loans LIBOR + 5.250%, 1.000% Floor(4)	4/11/2022	1,222,222	1,100,000	1,222,833	122,833
Highline Aftermarket Acquisitions, LLC	Automotive	Senior Secured First Lien Term Loans LIBOR + 3.500%, 1.000% Floor(4)	4/22/2025	3,000,000	2,992,500	2,992,500	—
Imagine! Print Solutions, LLC	Media: Advertising, Printing & Publishing	Senior Secured First Lien Term Loans LIBOR + 4.750%, 1.000% Floor(5)	6/21/2022	5,940,000	5,880,600	5,664,384	(216,216)
Iqor US Inc.	Services: Business	Senior Secured First Lien Term Loans LIBOR + 5.000%, 1.000% Floor(5)	4/1/2021	4,498,057	4,408,096	4,482,314	74,218
Keystone Acquisition Corp.	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loans LIBOR + 5.250%, 1.000% Floor(5)	5/1/2024	1,834,842	1,834,842	1,831,172	(3,670)
Kingpin Intermediate Holdings LLC	Hotel, Gaming & Leisure	Senior Secured First Lien Term Loans LIBOR + 4.250%, 1.000% Floor(4)	7/3/2024	4,466,256	4,446,419	4,455,091	8,672
KNB Holdings Corporation	Consumer Goods: Durable	Senior Secured First Lien Term Loans LIBOR + 5.500%, 1.000% Floor(4)	4/26/2024	2,298,120	2,273,265	2,266,636	(6,629)
Kronos Incorporated	Services: Business	Senior Secured Second Lien Term Loans LIBOR + 8.250%, 1.000% Floor(3)(5)	11/1/2024	2,000,000	1,980,000	2,055,000	75,000
LifeMiles Ltd.	Services: Consumer	Senior Secured First Lien Term Loans LIBOR + 5.500%, 1.000% Floor(3)(4)	8/18/2022	4,702,500	4,655,475	4,773,038	117,563
Lightstone Holdco LLC	Utilities: Electric	Senior Secured First Lien Term Loans LIBOR + 3.750%, 1.000% Floor(4)	1/30/2024	173,913	170,435	174,457	4,022

Company(1)	Industry	Type of Investment	Maturity	Par Amount	Notional Amount(2)	Fair Value	Unrealized Appreciation/ (Depreciation)
Lightstone Holdco LLC	Utilities: Electric	Senior Secured First Lien Term Loans LIBOR + 3.750%, 1.000% Floor(4)	1/30/2024	2,716,304	2,661,978	2,724,806	62,828
Liquidnet Holdings, Inc.	Banking, Finance, Insurance & Real Estate	Senior Secured First Lien Term Loans LIBOR + 3.750%, 1.000% Floor(4)	7/15/2024	2,887,500	2,858,625	2,894,719	36,094
Loparex International B.V.	Metals & Mining	Senior Secured First Lien Term Loans LIBOR + 4.250%, 1.000% Floor(3)(5)	4/11/2025	1,500,000	1,492,500	1,492,500	—
Mastronardi Produce Limited	Beverage & Food	Senior Secured First Lien Term Loans LIBOR + 3.250%, 1.000% Floor(3)(4)	5/1/2025	1,000,000	997,500	1,002,500	5,000
MH SUB I, LLC	Services: Consumer	Senior Secured Second Lien Term Loans LIBOR + 7.500%, 1.000% Floor(4)	9/15/2025	3,925,000	3,930,188	3,949,531	19,343
MH SUB I, LLC	Services: Consumer	Senior Secured First Lien Term Loans LIBOR + 2.750%, 1.000% Floor(4)	9/13/2024	3,592,000	3,589,040	3,588,516	(524)
Midwest Physician Administrative Services, LLC	Healthcare & Pharmaceuticals	Senior Secured Second Lien Term Loans LIBOR + 7.000%, 0.750% Floor(4)	8/15/2025	3,950,000	3,910,500	3,912,475	1,975
New Media Holdings II LLC	Media: Advertising, Printing & Publishing	Senior Secured First Lien Term Loans LIBOR + 6.250%, 1.000% Floor(4)	7/14/2022	876,876	879,068	876,876	(2,192)
Nine West Holdings, Inc.	Consumer Goods: Non-durable	Senior Secured First Lien Term Loans LIBOR + 3.750%, 1.000% Floor(4)	10/8/2019	5,758,716	5,744,319	5,638,762	(105,557)
Petco Animal Supplies, Inc.	Retail	Senior Secured First Lien Term Loans LIBOR + 3.250%, 1.000% Floor(5)	1/26/2023	8,809,910	8,673,157	6,343,135	(2,330,022)
PetroChoice Holdings, Inc.	Chemicals, Plastics & Rubber	Senior Secured First Lien Term Loans LIBOR + 5.000%, 1.000% Floor(5)	8/22/2022	4,936,709	4,936,709	4,936,709	—
Pre-Paid Legal Services, Inc.	Services: Consumer	Senior Secured First Lien Term Loans LIBOR + 3.250%(4)	5/1/2025	3,000,000	2,985,000	3,007,500	22,500
Preferred Proppants, LLC	Energy: Oil & Gas	Senior Secured First Lien Term Loans LIBOR + 5.750%, 1.000% Floor(4)	7/27/2020	5,903,303	5,593,379	5,549,104	(44,275)
Project Silverback Holdings Corp.	High Tech Industries	Senior Secured First Lien Term Loans LIBOR + 3.500%, 1.000% Floor(4)	8/21/2024	4,975,000	4,962,563	4,900,375	(62,188)
Rough Country, LLC	Automotive	Senior Secured First Lien Term Loans LIBOR + 3.750%, 1.000% Floor(4)	5/25/2023	3,210,000	3,193,950	3,193,950	—
Shift4 Payments, LLC	Banking, Finance, Insurance & Real Estate	Senior Secured First Lien Term Loans LIBOR + 4.500%, 1.000% Floor(4)	11/29/2024	2,443,875	2,431,656	2,443,875	12,219
Silversea Cruise Holding, Ltd.	Hotel, Gaming & Leisure	Senior Secured First Lien Notes 7.250%	2/1/2025	1,250,000	1,261,250	1,346,875	85,625
Sungard Availability Services Capital, Inc.	Services: Business	Senior Secured First Lien Term Loans LIBOR + 7.000%, 1.000% Floor(4)	9/30/2021	7,829,403	7,796,680	7,203,051	(593,629)
Tensar Corporation	Capital Equipment	Senior Secured First Lien Term Loans LIBOR + 4.750%, 1.000% Floor(5)	7/9/2021	10,900,187	10,791,185	10,763,935	(27,250)
The KeyW Corporation	Aerospace & Defense	Senior Secured First Lien Term Loans LIBOR + 4.500%, 1.000% Floor(4)	5/8/2024	950,000	945,250	945,250	—
The Octave Music Group, Inc.	Media: Diversified & Production	Senior Secured First Lien Term Loans LIBOR + 4.750%, 1.000% Floor(4)	5/28/2021	940,331	946,208	939,108	(7,100)
TravelCLICK, Inc.	Hotel, Gaming & Leisure	Senior Secured First Lien Term Loans LIBOR + 3.500%, 1.000% Floor(4)	5/6/2021	4,669,687	4,652,841	4,710,547	57,706
United Road Services, Inc.	Transportation: Cargo	Senior Secured First Lien Term Loans LIBOR + 5.250%, 1.000% Floor(4)	9/1/2024	1,920,750	1,911,146	1,928,049	16,903

Company(1)	Industry	Type of Investment	Maturity	Par Amount	Notional Amount(2)	Fair Value	Unrealized Appreciation/ (Depreciation)
VCVH Holding Corp.	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loans LIBOR + 5.000%, 1.000% Floor(5)	6/1/2023	920,098	910,897	930,403	19,506
YRC Worldwide Inc.	Transportation: Cargo	Senior Secured First Lien Term Loans LIBOR + 8.500%, 1.000% Floor(3)(4)	7/26/2022	3,968,026	4,027,546	3,994,493	(33,053)
Total				$173,725,156	$172,316,942	$169,277,187	$(3,039,755)
Total accrued interest income, net of expenses							319,542
Total unrealized depreciation on TRS							$(2,720,213)

(1)	All investments are domiciled in the United States.

(2)	Represents the cost of an investment in which the TRS is referenced.

(3)	The investment is not a qualifying asset as defined under Section 55(a) of the 1940 Act.

(4)	The interest rate on these loans is subject to a base rate plus 1 Month (“1M”) LIBOR, which at June 30, 2018 was 2.09%. The interest rate is subject to a minimum LIBOR floor.

(5)	The interest rate on these loans is subject to a base rate plus 3 Month (“3M”) LIBOR, which at June 30, 2018 was 2.34%. The interest rate is subject to a minimum LIBOR floor.

See accompanying notes to consolidated financial statements.

Sierra Income Corporation
Consolidated Schedule of Investments
As of December 31, 2017

Company(1)(2)	Industry	Type of Investment	Maturity	Par Amount	Cost	Fair Value	% of Net Assets(3)
Non-controlled/non-affiliated investments – 124.0%							$739,986,569
AAAHI Acquisition Corporation	Transportation: Consumer	Senior Secured First Lien Term Loan LIBOR + 7.000%, 1.000% Floor (4)(5)	12/15/2021	$7,098,364	$7,098,364	$7,098,364	1.0%
		Senior Secured First Lien Term Loan LIBOR + 7.000%, 1.000% Floor (4)(5)(6)	12/14/2018	515,730	515,730	515,730	0.1%
				7,614,094	7,614,094	7,614,094
Advanced Diagnostic Holdings, LLC	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loan LIBOR + 8.500%, 0.875% Floor (4)(5)	12/11/2020	14,582,109	14,582,109	14,582,109	2.0%
				14,582,109	14,582,109	14,582,109
Alpha Media LLC	Media: Broadcasting & Subscription	Senior Secured First Lien Term Loan LIBOR + 6.000%, 1.000% Floor (7)	2/25/2022	6,166,263	5,961,599	5,917,762	0.8%
				6,166,263	5,961,599	5,917,762
Alpine SG, LLC	High Tech Industries	Senior Secured First Lien Term Loan LIBOR + 6.500%, 1.000% Floor (4)(5)(6)	11/16/2022	4,642,857	4,642,857	4,642,857	0.6%
		Senior Secured First Lien Term Loan LIBOR + 6.500%, 1.000% Floor (4)(5)	11/16/2022	13,500,000	13,500,000	13,500,000	1.8%
				18,142,857	18,142,857	18,142,857
American Dental Partners, Inc.	Healthcare & Pharmaceuticals	Senior Secured Second Lien Term Loan LIBOR + 8.500%, 1.000% Floor (4)(5)	9/25/2023	7,250,000	7,250,000	7,337,000	1.0%
				7,250,000	7,250,000	7,337,000
Amerijet Holdings, Inc.	Transportation: Cargo	Senior Secured First Lien Term Loan LIBOR + 8.000%, 1.000% Floor (5)(7)	7/15/2021	13,349,908	13,349,908	13,616,906	1.8%
				13,349,908	13,349,908	13,616,906
AMMC CLO 17, Limited Series 2015-17A	Multi-Sector Holdings	Subordinated Notes 16.471% effective yield (8)(9)(10)	11/15/2027	5,000,000	3,537,556	4,237,500	0.6%
				5,000,000	3,537,556	4,237,500
Anaren, Inc.	Aerospace & Defense	Senior Secured Second Lien Term Loan LIBOR + 8.250%, 1.000% Floor (4)	8/18/2021	10,000,000	9,941,988	10,000,000	1.4%
				10,000,000	9,941,988	10,000,000
Answers Finance, LLC	High Tech Industries	Senior Secured First Lien Term Loan Base Rate + 5.000%	4/15/2021	1,288,514	1,288,514	1,288,514	0.2%
		Senior Secured Second Lien Term Loan Base Rate + 4.500% (19)	9/15/2021	2,003,594	2,003,594	2,003,594	0.3%
		Common Stock - 389,533 shares (11)		—	5,426,955	5,426,195	0.7%
				3,292,108	8,719,063	8,718,303
APCO Holdings, Inc.	Automotive	Senior Secured First Lien Term Loan LIBOR + 6.000%, 1.000% Floor (5)(7)	1/31/2022	4,124,797	4,033,466	4,124,797	0.6%
				4,124,797	4,033,466	4,124,797
Apidos CLO XXIV, Series 2016-24A	Multi-Sector Holdings	Subordinated Notes 8.748% effective yield (5)(8)(9)(10)	7/20/2027	18,357,647	14,627,243	14,497,034	2.0%
				18,357,647	14,627,243	14,497,034
Asurion, LLC	Banking, Finance, Insurance & Real Estate	Senior Secured Second Lien Term Loan LIBOR + 6.000%, 1.000% Floor (4)(5)	8/4/2025	5,950,000	5,950,000	6,069,000	0.8%
				5,950,000	5,950,000	6,069,000
Aviation Technical Services, Inc.	Aerospace & Defense	Senior Secured Second Lien Term Loan LIBOR + 8.500%, 1.000% Floor (4)(5)(12)	3/31/2022	25,000,000	25,000,000	25,000,000	3.4%
				25,000,000	25,000,000	25,000,000

Company(1)(2)	Industry	Type of Investment	Maturity	Par Amount	Cost	Fair Value	% of Net Assets(3)
Barry's Bootcamp Holdings, LLC	Services: Consumer	Senior Secured First Lien Term Loan LIBOR + 6.500%, 1.000% Floor (4)(5)(6)	7/14/2022	8,571,429	8,571,429	8,571,429	1.2%
				8,571,429	8,571,429	8,571,429
Birch Communications Inc.	Telecommunications	Senior Secured First Lien Term Loan LIBOR + 7.250%, 1.000% Floor (5)(7)	7/17/2020	13,066,112	12,945,213	12,944,597	1.7%
				13,066,112	12,945,213	12,944,597
Black Angus Steakhouses, LLC	Hotel, Gaming & Leisure	Senior Secured First Lien Term Loan LIBOR + 9.000%, 1.000% Floor (4)(5)(6)(12)	4/24/2020	892,857	892,857	725,670	0.1%
		Senior Secured First Lien Term Loan LIBOR + 9.000%, 1.000% Floor (4)\(5)(12)	4/24/2020	19,123,884	19,123,884	18,399,089	2.5%
				20,016,741	20,016,741	19,124,759
Brook & Whittle Holding Corp.	Containers, Packaging & Glass	Senior Secured First Lien Term Loan LIBOR + 6.250%, 1.000% Floor (4)(5)(6)	10/17/2023	3,041,785	3,041,785	3,041,785	0.4%
				3,041,785	3,041,785	3,041,785
Central States Dermatology Services, LLC	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loan LIBOR + 6.500%, 1.000% Floor (5)(6)(7)	4/20/2022	2,975,910	2,975,910	2,975,910	0.4%
				2,975,910	2,975,910	2,975,910
Charming Charlie LLC	Retail	Senior Secured First Lien Term Loan LIBOR + 8.000%, 1.000% Floor, 1.500% PIK (4)(13)	12/24/2019	14,078,861	8,212,738	422,366	0.1%
		Senior Secured First Lien Term Loan Base Rate + 3.500% (6)(19)	6/8/2018	1,215,520	1,215,520	1,215,520
				15,294,381	9,428,258	1,637,886
Covenant Surgical Partners, Inc.	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loan LIBOR + 4.750%, 1.000% Floor (5)(7)	10/4/2024	5,384,615	5,371,504	5,384,615	0.8%
		Senior Secured First Lien Term Loan LIBOR + 4.750%, 1.000% Floor (5)(6)(7)	10/4/2024	297,949	294,015	297,949
				5,682,564	5,665,519	5,682,564
CP Opco, LLC	Services: Consumer	Senior Secured First Lien Term Loan Base Rate + 5.500%, PIK (5)(6)(13)	4/1/2019	224,970	209,515	59,729	0.0%
		Senior Secured First Lien Term Loan Base Rate + 8.500%, PIK (5)(13)	4/1/2019	1,655,407	717,016	—	0.0%
		Preferred Units LIBOR+9.500%, 1.000% Floor, PIK(4)(5)(12)		—	—	—	0.0%
		Common Units - 41 units(5)(11)		—	—	—	0.0%
				1,880,377	926,531	59,729
CPI International, Inc.	Aerospace & Defense	Senior Secured Second Lien Term Loan LIBOR + 7.250%, 1.000% Floor (5)(7)	7/28/2025	12,345,000	12,300,357	12,283,275	1.7%
				12,345,000	12,300,357	12,283,275
CSP Technologies North America, LLC	Containers, Packaging & Glass	Senior Secured First Lien Term Loan LIBOR + 5.250%, 1.000% Floor (4)(5)	1/31/2022	4,948,749	4,948,749	4,948,749	0.7%
				4,948,749	4,948,749	4,948,749
CSTN Merger Sub Inc.	Chemicals, Plastics & Rubber	Senior Secured First Lien Term Loan 6.750% (5)(8)(14)	8/15/2024	2,500,000	2,500,000	2,487,750	0.3%
				2,500,000	2,500,000	2,487,750
Deliver Buyer, Inc.	Services: Business	Senior Secured First Lien Term Loan LIBOR + 5.000%, 1.000% Floor (4)	5/1/2024	3,034,875	3,017,378	3,034,875	0.4%
				3,034,875	3,017,378	3,034,875
DHISCO Electronic Distribution, Inc.	Hotel, Gaming & Leisure	Senior Secured First Lien Term Loan LIBOR + 8.500%, 1.500% Floor (5)(7)	11/10/2019	2,567,024	2,567,024	2,567,024	0.3%

Company(1)(2)	Industry	Type of Investment	Maturity	Par Amount	Cost	Fair Value	% of Net Assets(3)
		Senior Secured First Lien Term Loan LIBOR + 11.000%, 1.500% Floor, PIK (5)(7)(13)	11/10/2019	9,501,965	9,207,947	3,834,043	0.5%
		Senior Secured First Lien Term Loan LIBOR + 12.250%, 1.500% Floor, PIK (5)(7)(13)	11/10/2019	8,250,230	7,257,481	—	0.0%
		Senior Secured First Lien Term Loan LIBOR + 13.250%, 1.500% Floor, PIK (5)(7)(13)	11/10/2019	7,754,662	2,940,892	—	0.0%
		Common Units - 769,230 units (5)(11)		—	769,231	—	0.0%
				28,073,881	22,742,575	6,401,067
Drew Marine Partners, LP	Transportation: Cargo	Senior Secured Second Lien Term Loan LIBOR + 7.000%, 1.000% Floor (7)	5/19/2021	10,000,000	10,048,123	10,000,000	1.4%
				10,000,000	10,048,123	10,000,000
Dryden 38 Senior Loan Fund, Series 2015-38A	Multi-Sector Holdings	Subordinated Notes 13.246% effective yield (8)(9)(10)	7/15/2027	7,000,000	4,919,153	5,032,300	0.7%
				7,000,000	4,919,153	5,032,300
Dryden 43 Senior Loan Fund, Series 2016-43A	Multi-Sector Holdings	Subordinated Notes 10.546% effective yield (5)(8)(9)(10)	7/20/2029	3,620,000	2,954,917	2,874,642	0.4%
				3,620,000	2,954,917	2,874,642
Dryden 49 Senior Loan Fund, Series 2017-49A	Multi-Sector Holdings	Subordinated Notes 13.408% effective yield (5)(9)(10)	7/18/2030	17,233,288	15,325,601	15,777,075	2.1%
				17,233,288	15,325,601	15,777,075
Dynamic Energy Services International LLC	Energy: Oil & Gas	Senior Secured First Lien Term Loan 13.500% PIK + LIBOR (5)(7)	6/6/2018	9,910,049	9,910,049	8,435,434	1.1%
				9,910,049	9,910,049	8,435,434
Elite Comfort Solutions LLC	Chemicals, Plastics & Rubber	Senior Secured First Lien Term Loan LIBOR + 6.500%, 1.000% Floor (6)(7)	1/15/2021	9,666,845	9,666,845	9,666,845	1.3%
				9,666,845	9,666,845	9,666,845
Engineered Machinery Holdings, Inc.	Capital Equipment	Senior Secured Second Lien Term Loan LIBOR + 7.250%, 1.000% Floor (4)(5)	7/18/2025	2,010,638	1,991,468	1,990,532	0.3%
		Senior Secured Second Lien Term Loan LIBOR + 7.250%, 1.000% Floor (4)(5)(6)	7/18/2025	201,064	201,064	198,670	0.0%
				2,211,702	2,192,532	2,189,202
First Boston Construction Holdings, LLC	Banking, Finance, Insurance & Real Estate	Senior secured first lien notes 12.000% (5)	12/31/2020	6,585,000	6,585,000	6,610,023	0.9%
		Preferred Equity - 1,646,250 units (5)(11)		—	1,646,250	1,646,250	0.2%
				6,585,000	8,231,250	8,256,273
FKI Security Group, LLC	Capital Equipment	Senior Secured First Lien Term Loan LIBOR + 8.500%, 1.000% Floor (5)(7)	3/30/2020	11,562,500	11,562,500	11,562,500	1.6%
				11,562,500	11,562,500	11,562,500
Friedrich Holdings, Inc.	Construction & Building	Senior Secured First Lien Term Loan LIBOR + 7.000%, 1.000% Floor (5)(7)	2/7/2023	13,806,751	13,806,751	14,004,188	1.9%
				13,806,751	13,806,751	14,004,188
Frontier Communications Corp.	Telecommunications	Senior secured first lien notes 10.500% (8)(9)	9/15/2022	2,000,000	2,000,000	1,513,800	0.2%
				2,000,000	2,000,000	1,513,800
Genex Holdings, Inc.	Banking, Finance, Insurance & Real Estate	Senior Secured First Lien Term Loan LIBOR + 4.250%, 1.000% Floor (7)	5/28/2021	4,141,927	4,095,099	4,141,927	0.6%
		Senior Secured Second Lien Term Loan LIBOR + 7.750%, 1.000% Floor (7)	5/30/2022	9,500,000	9,521,331	9,448,700	1.3%
				13,641,927	13,616,430	13,590,627

Company(1)(2)	Industry	Type of Investment	Maturity	Par Amount	Cost	Fair Value	% of Net Assets(3)
GK Holdings, Inc.	Services: Business	Senior Secured Second Lien Term Loan LIBOR + 10.250%, 1.000% Floor (4)	1/20/2022	10,000,000	10,000,000	9,752,000	1.3%
				10,000,000	10,000,000	9,752,000
Global Eagle Entertainment, Inc.	Telecommunications	Senior Secured First Lien Term Loan LIBOR + 7.500%, 1.000% Floor (5)(15)	1/6/2023	4,121,250	4,053,177	4,121,250	0.6%
				4,121,250	4,053,177	4,121,250
Green Field Energy Services, Inc.	Energy: Oil & Gas	Senior Secured First Lien Notes 13.000% (5)(8)(13)	11/15/2016	766,616	754,615	122,658	0.0%
		Warrants - 0.00% of outstanding equity (5)(11)		—	29,000	—	0.0%
				766,616	783,615	122,658
HBC Holdings LLC	Wholesale	Senior Secured First Lien Term Loan LIBOR + 6.500%, 1.000% Floor (4)(5)	3/30/2020	12,262,500	12,262,500	12,252,690	1.7%
				12,262,500	12,262,500	12,252,690
Heligear Acquisition Co.	Aerospace & Defense	Senior secured first lien notes 10.250% (5)(8)	10/15/2019	15,000,000	15,000,000	15,318,000	2.1%
				15,000,000	15,000,000	15,318,000
High Ridge Brands Co.	Consumer Goods: Non-Durable	Senior secured first lien notes 8.875% (5)(8)	3/15/2025	2,000,000	2,000,000	1,776,200	0.2%
				2,000,000	2,000,000	1,776,200
Holland Acquisition Corp.	Energy: Oil & Gas	Senior Secured First Lien Term Loan LIBOR + 9.000%, 1.000% Floor (4)	5/29/2018	4,515,605	4,503,823	3,216,465	0.4%
				4,515,605	4,503,823	3,216,465
Hylan Datacom & Electrical LLC	Construction & Building	Senior Secured First Lien Term Loan LIBOR + 7.500%, 1.000% Floor (5)(7)	7/25/2021	15,059,976	15,059,976	15,210,575	2.1%
				15,059,976	15,059,976	15,210,575
Ignite Restaurant Group, Inc.	Hotel, Gaming & Leisure	Senior Secured First Lien Term Loan Base Rate + 6.000% (13)(19)	2/13/2019	6,354,341	6,140,155	217,318	0.0%
				6,354,341	6,140,155	217,318
IHS Intermediate, Inc.	Services: Business	Senior Secured Second Lien Term Loan LIBOR + 8.250%, 1.000% Floor (4)	7/20/2022	25,000,000	25,000,000	25,000,000	3.4%
				25,000,000	25,000,000	25,000,000
Imagine! Print Solutions, LLC	Media: Advertising, Printing & Publishing	Senior Secured Second Lien Term Loan LIBOR + 8.750%, 1.000% Floor (4)(5)(16)	6/21/2023	8,950,000	8,826,856	8,815,750	1.2%
				8,950,000	8,826,856	8,815,750
Impact Sales, LLC	Services: Business	Senior Secured First Lien Term Loan LIBOR + 7.000%, 1.000% Floor (4)(5)(6)	12/30/2021	4,853,857	4,853,857	4,720,525	0.6%
				4,853,857	4,853,857	4,720,525
Interflex Acquisition Company, LLC	Containers, Packaging & Glass	Senior Secured First Lien Term Loan LIBOR + 8.000%, 1.000% Floor (5)(7)	8/18/2022	14,137,500	14,137,500	14,137,500	1.9%
				14,137,500	14,137,500	14,137,500
Invision Diversified, LLC	Services: Business	Senior Secured First Lien Term Loan LIBOR + 8.500%, 1.000% Floor (5)(7)(12)	6/30/2020	23,866,435	23,866,435	24,105,100	3.3%
				23,866,435	23,866,435	24,105,100
IOP Monroe Acquisition, Inc.	Capital Equipment	Senior Secured First Lien Term Loan LIBOR + 5.500%, 1.000% Floor (5)(6)(7)	4/1/2022	975,000	975,000	975,000	0.1%
				975,000	975,000	975,000
Isola USA Corp.	High Tech Industries	Senior Secured First Lien Term Loan LIBOR + 8.250%, 1.000% Floor (4)(13)	11/29/2018	9,131,742	7,707,403	5,547,533	0.7%
				9,131,742	7,707,403	5,547,533
Keystone Acquisition Corp.	Healthcare & Pharmaceuticals	Senior Secured Second Lien Term Loan LIBOR + 9.250%, 1.000% Floor (4)(5)(16)	5/1/2025	7,000,000	6,870,343	6,898,500	0.9%
				7,000,000	6,870,343	6,898,500

Company(1)(2)	Industry	Type of Investment	Maturity	Par Amount	Cost	Fair Value	% of Net Assets(3)
L&S Plumbing Partnership, Ltd.	Construction & Building	Senior Secured First Lien Term Loan LIBOR + 8.500%, 1.000% Floor (4)(5)	2/15/2022	11,562,500	11,562,500	11,709,344	1.6%
				11,562,500	11,562,500	11,709,344
Lighthouse Network, LLC	Banking, Finance, Insurance & Real Estate	Senior Secured Second Lien Term Loan LIBOR + 8.500%, 1.000% Floor (5)(7)(16)	11/28/2025	9,950,000	9,851,416	9,850,500
				9,950,000	9,851,416	9,850,500
Livingston International Inc.	Transportation: Cargo	Senior Secured Second Lien Term Loan LIBOR + 8.250%, 1.250% Floor (4)(9)	4/17/2020	4,613,287	4,480,497	4,520,560	0.6%
				4,613,287	4,480,497	4,520,560
LSF9 Atlantis Holdings, LLC	Retail	Senior Secured First Lien Term Loan LIBOR + 6.000%, 1.000% Floor (5)(7)	5/1/2023	6,621,575	6,569,770	6,621,575	0.9%
				6,621,575	6,569,770	6,621,575
LTCG Holdings Corp.	Banking, Finance, Insurance & Real Estate	Senior Secured First Lien Term Loan LIBOR + 5.000%, 1.000% Floor (4)	6/6/2020	2,838,571	2,832,091	2,737,234	0.4%
				2,838,571	2,832,091	2,737,234
Magnetite XIX, Limited	Multi-Sector Holdings	Subordinated Notes LIBOR + 7.610% (8) (9) (10)	7/17/2030	2,000,000	1,875,000	1,875,000	0.3%
		Subordinated Notes 14.525% effective yield (5) (8) (9) (10)	7/17/2030	13,730,209	12,256,271	12,255,585	1.7%
				15,730,209	14,131,271	14,130,585
Manna Pro Products, LLC	Consumer Goods: Non-durable	Senior Secured First Lien Term Loan LIBOR + 6.000%, 1.000% Floor (4)(5)(6)	12/8/2023	4,166,667	4,166,667	4,166,667
				4,166,667	4,166,667	4,166,667
Nathan's Famous Inc.	Beverage & Food	Senior secured first lien notes 6.625% (5)(8)(9)(14)	11/1/2025	4,950,000	4,967,041	5,144,535	0.7%
				4,950,000	4,967,041	5,144,535
New Media Holdings II LLC	Media: Advertising, Printing & Publishing	Senior Secured First Lien Term Loan LIBOR + 6.250%, 1.000% Floor (4)(5)(16)	7/14/2022	15,877,190	15,867,455	15,877,190	2.1%
				15,877,190	15,867,455	15,877,190
Novetta Solutions, LLC	High Tech Industries	Senior Secured Second Lien Term Loan LIBOR + 8.500%, 1.000% Floor (4)	10/16/2023	11,000,000	10,915,540	10,225,600	1.4%
				11,000,000	10,915,540	10,225,600
Nuspire, LLC	High Tech Industries	Senior Secured First Lien Term Loan LIBOR + 6.000%, 1.000% Floor (4)(5)(6)	11/8/2022	6,310,000	6,310,000	6,310,000	0.9%
				6,310,000	6,310,000	6,310,000
Omnitracs, LLC	Telecommunications	Senior Secured Second Lien Term Loan LIBOR + 7.750%, 1.000% Floor (4)	5/25/2021	7,000,000	7,009,042	7,000,000	0.9%
				7,000,000	7,009,042	7,000,000
Oxford Mining Company, LLC	Metals & Mining	Senior Secured First Lien Term Loan LIBOR + 8.500%, 0.750% Floor, 3.000% PIK (4)(5)	12/31/2018	12,450,782	12,450,782	12,450,782	1.7%
		Senior Secured First Lien Term Loan LIBOR + 8.500%, 0.750% Floor, 3.000% PIK (4)(5)	12/31/2018	8,751,527	8,751,527	8,751,527	1.2%
				21,202,309	21,202,309	21,202,309
Path Medical, LLC	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loan LIBOR + 9.500%, 1.000% Floor (4)(5)	10/11/2021	14,815,737	14,339,545	14,894,260	2.0%
		Warrants - 2.09% of outstanding equity (5)(11)		—	669,709	111,251	0.0%
				14,815,737	15,009,254	15,005,511
Payless Holdings LLC	Retail	Common Stock - 37,126 shares (11)		—	543,120	543,153	0.1%
				—	543,120	543,153

Company(1)(2)	Industry	Type of Investment	Maturity	Par Amount	Cost	Fair Value	% of Net Assets(3)
Petco Animal Supplies, Inc.	Retail	Senior Secured First Lien Term Loan LIBOR + 3.000%, 1.000% Floor (4)(16)	1/26/2023	1,984,848	1,844,566	1,493,598	0.2%
				1,984,848	1,844,566	1,493,598
PetroChoice Holdings, Inc.	Chemicals, Plastics & Rubber	Senior Secured Second Lien Term Loan LIBOR + 8.750%, 1.000% Floor (4)(5)(12)(16)	9/3/2023	9,000,000	9,000,000	9,000,000	1.2%
				9,000,000	9,000,000	9,000,000
Preferred Proppants, LLC	Energy: Oil & Gas	Senior Secured First Lien Term Loan LIBOR + 5.750%, 1.000% Floor (4)	7/27/2020	5,933,969	4,953,814	5,454,504	0.7%
				5,933,969	4,953,814	5,454,504
Press Ganey Holdings, Inc	Healthcare & Pharmaceuticals	Senior Secured Second Lien Term Loan LIBOR + 6.500%, 1.000% Floor (7)	10/21/2024	8,753,172	8,823,199	8,753,172	1.2%
				8,753,172	8,823,199	8,753,172
PT Network, LLC	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loan LIBOR + 5.500%, 1.000% Floor (4)(5)(6)	11/30/2021	8,042,410	8,042,410	8,042,410	1.1%
				8,042,410	8,042,410	8,042,410
Reddy Ice Corporation	Beverage & Food	Senior Secured Second Lien Term Loan LIBOR + 9.500%, 1.250% Floor (4)(5)	11/1/2019	2,000,000	2,000,000	1,913,600	0.3%
				2,000,000	2,000,000	1,913,600
RESIC Enterprises, LLC	Beverage & Food	Senior Secured Second Lien Term Loan LIBOR + 8.750%, 1.000% Floor (5)(7)	11/10/2025	15,000,000	15,000,000	15,000,000	2.0%
				15,000,000	15,000,000	15,000,000
Resolute Investment Managers, Inc.	Banking, Finance, Insurance & Real Estate	Senior Secured Second Lien Term Loan LIBOR + 7.500%, 1.000% Floor (4)(5)	4/30/2023	9,950,000	9,866,809	9,950,000	1.3%
				9,950,000	9,866,809	9,950,000
Rhombus Cinema Holdings, LP	Media: Diversified & Production	Preferred Equity 10.000% PIK - 7,449 shares (5)(9)		—	4,584,207	5,123,448	0.7%
		Common Units - 3,163 units (5) (9) (11)		—	3,162,793	1,848,273	0.2%
				—	7,747,000	6,971,721
RMS Holding Company, LLC	Services: Business	Senior Secured First Lien Term Loan LIBOR + 6.000%, 1.000% Floor (4) (5)	11/16/2022	14,962,500	14,962,500	14,962,500	2.0%
		Senior Secured First Lien Term Loan LIBOR + 6.000%, 1.000% Floor (4)(5)(6)	11/16/2022	1,262,593	1,262,593	1,262,593	0.2%
				16,225,093	16,225,093	16,225,093
SavATree, LLC	Environmental Industries	Senior Secured First Lien Term Loan LIBOR + 5.250%, 1.000% Floor (5)(6)(7)	6/2/2022	4,058,089	4,058,089	4,082,837	0.6%
				4,058,089	4,058,089	4,082,837
SFP Holding, Inc.	Construction & Building	Senior Secured First Lien Term Loan LIBOR + 6.250%, 1.000% Floor (4)(5)(6)	9/1/2022	4,277,778	4,277,778	4,277,778	0.6%
		Equity - 0.94% of outstanding equity (5) (11)		—	400,000	400,000	0.1%
				4,277,778	4,677,778	4,677,778
Ship Supply Acquisition Corporation	Services: Business	Senior Secured First Lien Term Loan LIBOR + 8.000%, 1.000% Floor (4)(5)	7/31/2020	22,187,500	22,187,500	21,284,469	2.9%
				22,187,500	22,187,500	21,284,469
Simplified Logistics, LLC	Services: Business	Senior Secured First Lien Term Loan LIBOR + 6.500%, 1.000% Floor (4)(5)(6)	2/28/2022	402,500	402,500	402,500	0.1%
		Senior Secured First Lien Term Loan LIBOR + 6.500%, 1.000% Floor (4)(5)(6)	2/28/2022	17,855,593	17,855,593	17,855,593
				18,258,093	18,258,093	18,258,093
Sizzling Platter, LLC	Hotel, Gaming & Leisure	Senior Secured First Lien Term Loan LIBOR + 7.500%, 1.000% Floor (7)	4/28/2020	15,000,000	15,000,000	15,000,000	2.0%

Company(1)(2)	Industry	Type of Investment	Maturity	Par Amount	Cost	Fair Value	% of Net Assets(3)
				15,000,000	15,000,000	15,000,000
SMART Financial Operations, LLC	Retail	Senior Secured First Lien Term Loan LIBOR + 10.000%, 1.000% Floor (4)(5)(6)	11/22/2021	3,700,000	3,700,000	3,798,000	0.5%
		Preferred Equity - 1,000,000 units (5) (9) (11)		1,000,000	1,000,000	1,050,000	0.1%
				4,700,000	4,700,000	4,848,000
Smile Doctors LLC	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loan LIBOR + 5.750%, 1.000% Floor (5)(7)	10/6/2022	4,401,871	4,401,871	4,401,870	0.6%
		Senior Secured First Lien Term Loan LIBOR + 5.750%, 1.000% Floor (5)(6)(7)	10/6/2022	823,065	823,065	823,065	0.1%
				5,224,936	5,224,936	5,224,935
Southwest Dealer Services, Inc.	Automotive	Senior Secured First Lien Term Loan LIBOR + 6.000%, 1.000% Floor (4)(5)	6/2/2022	4,838,750	4,838,750	4,838,750	0.7%
				4,838,750	4,838,750	4,838,750
SRS Software, LLC	High Tech Industries	Senior Secured First Lien Term Loan LIBOR + 7.000%, 1.000% Floor (4)(5)(6)	2/17/2022	19,353,750	19,353,750	19,522,128	2.6%
				19,353,750	19,353,750	19,522,128
Starfish Holdco LLC	High Tech Industries	Senior Secured Second Lien Term Loan LIBOR + 9.000%, 1.000% Floor (4)(5)	8/18/2025	4,000,000	3,942,308	3,940,000	0.5%
				4,000,000	3,942,308	3,940,000
TCH-2 Holdings, LLC	Hotel, Gaming & Leisure	Senior Secured Second Lien Term Loan LIBOR + 7.750%, 1.000% Floor (7)(16)	11/6/2021	3,636,364	3,603,131	3,636,364	0.5%
				3,636,364	3,603,131	3,636,364
Techniplas, LLC	Automotive	Senior Secured First Lien Notes 10.000% (8)	5/1/2020	6,000,000	6,000,000	4,930,200	0.7%
				6,000,000	6,000,000	4,930,200
The Garretson Resolution Group, Inc.	Services: Business	Senior Secured First Lien Term Loan LIBOR + 6.500%, 1.000% Floor (4)(5)	5/24/2021	9,375,000	9,345,609	9,277,500	1.3%
				9,375,000	9,345,609	9,277,500
The Octave Music Group, Inc.	Media: Diversified & Production	Senior Secured Second Lien Term Loan LIBOR + 8.250%, 1.000% Floor (4)(5)(16)	5/27/2022	7,500,000	7,500,000	7,500,000	1.0%
				7,500,000	7,500,000	7,500,000
Transocean Phoenix 2 Ltd.	Energy: Oil & Gas	Senior Secured First Lien Notes 7.750% (5)(8)(14)	10/15/2024	6,750,000	6,648,755	7,342,650	1.0%
				6,750,000	6,648,755	7,342,650
Truco Enterprises, LP	Beverage & Food	Senior Secured First Lien Term Loan LIBOR + 7.190%, 1.000% Floor (5)(7)	4/26/2021	9,567,540	9,567,540	9,567,540	1.3%
				9,567,540	9,567,540	9,567,540
True Religion Apparel, Inc.	Retail	Senior Secured First Lien Term Loan 10.000%	10/27/2022	147,321	140,238	139,999	0.0%
		Common Stock - 1,964 shares (11)		—	—	—	0.0%
		Warrants - 0.10% of outstanding equity (11)		—	—	—	0.0%
				147,321	140,238	139,999
U.S. Auto Sales Inc.	Banking, Finance, Insurance & Real Estate	Senior Secured Second Lien Term Loan LIBOR + 11.750%, 1.000% Floor (5)(7)(12)	6/8/2020	5,500,000	5,500,000	5,544,550	0.7%
				5,500,000	5,500,000	5,544,550
U.S. Well Services, LLC	Energy: Oil & Gas	Warrants - 2.04% of outstanding equity (11)	2/21/2019	—	173	—	0.0%
				—	173	—
Vail Holdco Corp.	Wholesale	Preferred Equity 12.500% PIK - 19,700 shares (5)(11)		—	18,839,643	18,839,110	2.5%
		Preferred Equity - 15,250 shares (5)(11)		—	15,250,000	15,250,000	2.1%

Company(1)(2)	Industry	Type of Investment	Maturity	Par Amount	Cost	Fair Value	% of Net Assets(3)
		Warrants - 0.985% of outstanding equity (5)(11)		—	860,357	860,310	0.1%
				—	34,950,000	34,949,420
Valence Surface Technologies, Inc.	Aerospace & Defense	Senior Secured First Lien Term Loan LIBOR + 5.500%, 1.000% Floor (4)(5)	6/13/2019	4,077,629	4,069,535	4,042,562	0.5%
				4,077,629	4,069,535	4,042,562
Velocity Pooling Vehicle, LLC	Automotive	Senior Secured First Lien Term Loan 12.000% (5)	8/15/2018	698,931	698,931	698,931	0.1%
		Senior Secured First Lien Term Loan LIBOR + 4.000%, 1.000% Floor (5)(13)(15)	5/14/2021	1,683,230	995,554	185,155	0.0%
		Senior Secured Second Lien Term Loan LIBOR + 7.250%, 1.000% Floor (5)(13)(15)	5/13/2022	20,625,000	18,717,854	206,250	0.0%
				23,007,161	20,412,339	1,090,336
VOYA CLO 2016-2, LTD.	Multi-Sector Holdings	Subordinated Notes 7.635% effective yield (5)(8)(9)(10)	7/19/2028	22,842,661	19,102,817	17,792,149	2.4%
				22,842,661	19,102,817	17,792,149
Watermill-QMC Holdings, Corp.	Automotive	Equity - 2.3% partnership interest (5)(9)(11)		—	902,277	1,170,254	0.2%
				—	902,277	1,170,254
YRC Worldwide Inc.	Transportation: Cargo	Senior Secured First Lien Term Loan LIBOR + 8.500%, 1.000% Floor (4)(9)	7/26/2022	8,569,133	8,379,051	8,522,859	1.2%
				8,569,133	8,379,051	8,522,859
Z Gallerie, LLC	Retail	Senior Secured First Lien Term Loan LIBOR + 6.500%, 1.000% Floor (5)(7)	10/8/2020	4,646,901	4,620,082	4,646,901	0.6%
				4,646,901	4,620,082	4,646,901

Total non-controlled/non-affiliated investments					$975,968,734	$917,820,822	124.0%

Controlled/affiliated investments – 19.8%(17)
AAR Intermediate Holdings, LLC	Energy: Oil & Gas	Senior Secured First Lien Term Loan LIBOR + 5.000%, 1.000% Floor (4)(5)(6)	9/30/2021	188,669	188,669	188,669	0.0%
		Senior Secured First Lien Term Loan LIBOR + 5.000%, 1.000% Floor (4)(5)	9/30/2021	3,144,481	3,144,481	3,144,481	0.4%
		Senior Secured First Lien Term Loan LIBOR + 8.000%, 1.000% Floor, PIK (4)(5)	9/30/2021	7,078,964	6,066,217	7,078,964	1.0%
		Membership Units - 7.55 units (5)(11)		—	—	—	0.0%
				10,412,114	9,399,367	10,412,114
Access Media Holdings, LLC	Media: Broadcasting & Subscription	Senior Secured First Lien Term Loan 5.000%, 5.000% PIK (5)	7/22/2020	7,390,587	7,390,587	7,390,587	1.0%
		Common Stock - 14 units (5) (9) (11)		—	—	—	0.0%
		Preferred Equity - 1,400,000 units (5)(9)(11)		—	1,400,000	—	0.0%
		Preferred Equity - 700,000 units (5)(9)(11)		—	700,000	—	0.0%
		Preferred Equity - 466,200 units (5)(6)(9)(11)		—	466,200	130,200	0.0%
				7,390,587	9,956,787	7,520,787
Capstone Nutrition, Inc.	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loan LIBOR + 12.500%, 1.000% Floor, PIK (4)(5)(13)	9/25/2020	20,286,895	15,619,898	12,042,301	1.6%
		Senior Secured First Lien Term Loan LIBOR + 12.500%, 1.000% Floor, PIK (4)(5)(13)	9/25/2020	8,778,122	6,869,187	5,210,693	0.7%

Company(1)(2)	Industry	Type of Investment	Maturity	Par Amount	Cost	Fair Value	% of Net Assets(3)
		Common Stock - 2,197.8 shares (5)(11)		—	9	—	0.0%
		Common Stock - 3,498.5 shares(5)(11)		—	—	—	0.0%
		Common Stock - 7,068.3 shares(5)(11)		—	300,002	—	0.0%
				29,065,017	22,789,096	17,252,994
MCM 500 East Pratt Holdings, LLC	Banking, Finance, Insurance & Real Estate	Equity - 455,871 units (9)(11)		—	455,871	455,871	0.1%
				—	455,871	455,871
MCM Capital Office Park Holdings LLC	Banking, Finance, Insurance & Real Estate	Equity - 7,500,000 units (9)(11)		—	7,500,000	7,500,000	1.0%
				—	7,500,000	7,500,000
Nomida, LLC	Construction & Building	Senior Secured First Lien Term Loan 10.000% (9)	12/1/2020	2,935,000	2,935,000	2,935,000	0.4%
		Equity 5,400,000 units (9)(11)		—	5,400,000	5,400,000	0.7%
				2,935,000	8,335,000	8,335,000
Sierra Senior Loan Strategy JV I LLC	Multi-Sector Holdings	Equity - 87.5% ownership of SIC Senior Loan Strategy JV I LLC (6)(9)		79,816,250	79,816,250	79,515,513	10.7%
				79,816,250	79,816,250	79,515,513
TwentyEighty, Inc.	Services: Business	Senior Secured First Lien Term Loan 1.000%, 7.000% PIK (4)	3/31/2020	6,696,055	6,696,055	6,696,055	0.9%
		Senior Secured First Lien Term Loan 0.250%, 8.750% PIK (4)	3/31/2020	6,122,689	5,627,149	5,501,849	0.7%
		Senior Secured First Lien Term Loan LIBOR + 3.500%, 1.000% Floor, 4.500% PIK (4)(6)	3/31/2020	3,098,085	3,084,498	3,098,085	0.4%
		Common Units - 58,098 units (11)		—	—	—	0.0%
				15,916,829	15,407,702	15,295,989

Total controlled/affiliated investments					$153,660,073	$146,288,268	19.8%

Money market fund – 2.5%					—	917,820,822
Federated Institutional Prime Obligations Fund (18)		Money Market 1.440%		12,932,993	12,932,993	12,932,993	1.7%
Total money market fund					$12,932,993	$12,932,993	1.7%

Derivative Instrument - Long Exposure					Notional Amount	Unrealized Appreciation/(Depreciation)
Total return swap with Citibank, N.A. (Note 5)		Total Return Swap			175,519,693	(5,354,868)
Total derivative instrument - long exposure					$175,519,693	$(5,354,868)

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

(9)	The investment is not a qualifying asset as defined under Section 55(a) of the 1940 Act. Non-qualifying assets represent 17.6% of the Company's portfolio at fair value.
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

(18)	Represents securities in Level 1 in the ASC 820 table (see Note 4).
(19)	The interest rate on these loans is subject to a base rate plus a spread. The base rate in effect at December 31, 2018 was the Prime Rate of 4.500%.

The following is a summary of the TRS reference assets as of December 31, 2017:

Company(1)	Industry	Type of Investment	Maturity	Par Amount	Notional Amount(2)	Fair Value	Unrealized Appreciation/ (Depreciation)
AP Gaming I, LLC	Hotel, Gaming & Leisure	Senior Secured First Lien Term Loan(4) LIBOR + 5.500%, 1.000% Floor	2/15/2024	$4,565,000	$4,555,025	$4,596,407	$41,382
Amplify Snack Brands, Inc.	Beverage & Food	Senior Secured First Lien Term Loan(4) LIBOR + 5.500%, 1.000% Floor	9/4/2023	1,358,684	1,345,098	1,351,347	6,250
AmWINS Group, Inc.	Banking, Finance, Insurance & Real Estate	Senior Secured Second Lien Term Loan(4) LIBOR + 6.750%, 1.000% Floor	1/25/2025	4,000,000	3,970,000	4,038,000	68,000
Anaren, Inc.	Aerospace & Defense	Senior Secured First Lien Term Loan(6) LIBOR + 4.500%, 1.000% Floor	2/18/2021	4,610,439	4,564,335	4,610,439	46,104
Atrium Innovations, Inc.	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loan(3)(6) LIBOR + 3.250%, 1.000% Floor	2/15/2021	4,961,819	4,955,617	4,974,224	18,607
BCPE Eagle Buyer LLC	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loan(4) LIBOR + 4.250%, 1.000% Floor	3/18/2024	4,975,000	4,925,250	4,850,625	(74,625)
Brand Energy & Infrastructure Services, Inc.	Construction & Building	Senior Secured First Lien Term Loan(6) LIBOR + 4.250%, 1.000% Floor	6/17/2024	5,985,000	6,013,671	6,004,451	(9,220)
Comfort Holding, LLC	Consumer Goods: Durable	Senior Secured First Lien Term Loan(4) LIBOR + 4.750%, 1.000% Floor	2/5/2024	6,965,000	6,895,350	6,281,594	(613,756)
Comfort Holding, LLC	Consumer Goods: Durable	Senior Secured Second Lien Term Loan(4) LIBOR + 10.000%, 1.000% Floor	2/3/2025	1,500,000	1,440,000	1,266,900	(173,100)
CPI Holdco, LLC	Capital Equipment	Senior Secured First Lien Term Loan(6) LIBOR + 3.500%, 1.000% Floor	7/26/2024	3,960,031	3,940,230	3,989,731	49,500
CPI International, Inc.	Aerospace & Defense	Senior Secured First Lien Term Loan(4) LIBOR + 3.500%, 1.000% Floor	7/26/2024	4,000,000	4,000,000	4,023,320	23,320
CT Technologies Intermediate Holdings, Inc.	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loan(4) LIBOR + 4.250%, 1.000% Floor	12/1/2021	994,911	975,013	994,911	19,898
Fieldwood Energy LLC	Energy: Oil & Gas	Senior Secured First Lien Term Loan(6) LIBOR + 7.000%, 1.000% Floor	8/31/2020	1,222,222	1,100,000	1,100,000	—
Fieldwood Energy LLC	Energy: Oil & Gas	Senior Secured First Lien Term Loan(6) LIBOR + 7.125%, 1.250% Floor	9/30/2020	1,650,000	1,641,125	1,133,006	(508,119)
Fieldwood Energy LLC	Energy: Oil & Gas	Senior Secured Second Lien Term Loan(6) LIBOR + 7.125%, 1.250% Floor	9/30/2020	2,596,305	2,676,375	832,973	(1,843,402)

Company(1)	Industry	Type of Investment	Maturity	Par Amount	Notional Amount(2)	Fair Value	Unrealized Appreciation/ (Depreciation)
Imagine! Print Solutions, LLC	Media: Advertising, Printing & Publishing	Senior Secured First Lien Term Loan(6) LIBOR + 4.750%, 1.000% Floor	6/21/2022	5,970,000	5,910,300	5,910,300	—
Iqor US Inc.	Services: Business	Senior Secured First Lien Term Loan(6) LIBOR + 5.000%, 1.000% Floor	4/1/2021	4,521,363	4,430,936	4,484,649	53,714
Keystone Acquisition Corp.	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loan(6) LIBOR + 5.250%, 1.000% Floor	5/1/2024	1,844,063	1,844,063	1,853,283	9,220
Kingpin Intermediate Holdings LLC	Hotel, Gaming & Leisure	Senior Secured First Lien Term Loan(6) LIBOR + 4.250%, 1.000% Floor	7/3/2024	3,987,500	3,967,563	4,027,375	59,813
KNB Holdings Corporation	Consumer Goods: Durable	Senior Secured First Lien Term Loan(6) LIBOR + 5.500%, 1.000% Floor	4/26/2024	2,950,000	2,912,375	2,957,375	45,000
Kronos Incorporated	Services: Business	Senior Secured Second Lien Term Loan(3)(6) LIBOR + 8.250%, 1.000% Floor	11/1/2024	2,000,000	1,980,000	2,073,000	93,000
LifeMiles Ltd.	Services: Consumer	Senior Secured First Lien Term Loan(3)(6) LIBOR + 5.500%, 1.000% Floor	8/18/2022	4,950,000	4,900,500	4,900,500	—
Lighthouse Network, LLC	Banking, Finance, Insurance & Real Estate	Senior Secured First Lien Term Loan(4) LIBOR + 4.500%, 1.000% Floor	11/29/2024	2,450,000	2,437,750	2,437,750	—
Lightstone HoldCo LLC	Utilities: Electric	Senior Secured First Lien Term Loan(4) LIBOR + 4.500%, 1.000% Floor	1/30/2024	2,965,000	2,905,700	2,975,822	70,122
Liquidnet Holdings, Inc.	Banking, Finance, Insurance & Real Estate	Senior Secured First Lien Term Loan(4) LIBOR + 4.250%, 1.000% Floor	7/15/2024	2,962,500	2,932,875	2,969,906	37,031
MH SUB I, LLC	Services: Consumer	Senior Secured Second Lien Term Loan(6) LIBOR + 7.500%, 1.000% Floor	9/15/2025	1,950,000	1,930,500	1,918,215	(12,285)
MH SUB I, LLC	Services: Consumer	Senior Secured First Lien Term Loan(6) LIBOR + 3.750%, 1.000% Floor	9/13/2024	1,600,000	1,592,000	1,603,600	11,600
Midwest Physician Administrative Services, LLC	Healthcare & Pharmaceuticals	Senior Secured Second Lien Term Loan(6) LIBOR + 7.000%, 1.000% Floor	8/15/2025	3,950,000	3,910,500	3,910,500	—
MPH Acquisition Holdings LLC	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loan(6) LIBOR + 3.000%, 1.000% Floor	6/7/2023	4,721,347	4,707,708	4,727,909	20,201
Neustar, Inc.	High Tech Industries	Senior Secured First Lien Term Loan(6) LIBOR + 3.750%, 1.000% Floor	8/8/2024	2,000,000	1,990,000	2,016,000	26,000
Neustar, Inc.	High Tech Industries	Senior Secured Second Lien Term Loan(6) LIBOR + 8.000%, 1.000% Floor	8/8/2025	1,000,000	985,000	1,009,060	24,060
New Media Holdings II LLC	Media: Advertising, Printing & Publishing	Senior Secured First Lien Term Loan(4) LIBOR + 6.250%, 1.000% Floor	7/14/2022	945,201	947,564	945,201	(2,363)
Nine West Holdings, Inc.	Consumer Goods: Non-durable	Senior Secured First Lien Term Loan(6) LIBOR + 3.750%, 1.000% Floor	10/8/2019	5,758,716	5,744,319	5,151,172	(593,148)
Petco Animal Supplies, Inc.	Retail	Senior Secured First Lien Term Loan(6) LIBOR + 3.000%, 1.000% Floor	1/26/2023	8,854,974	8,717,521	6,663,368	(2,054,154)
PetroChoice Holdings, Inc.	Chemicals, Plastics & Rubber	Senior Secured First Lien Term Loan(5) LIBOR + 5.000%, 1.000% Floor	8/22/2022	4,962,025	4,962,025	4,962,025	—
Rough Country, LLC	Automotive	Senior Secured First Lien Term Loan(4) LIBOR + 4.500%, 1.000% Floor	5/25/2023	2,798,723	2,770,735	2,786,968	16,233
SESAC Holdco II LLC	Media: Broadcasting & Subscription	Senior Secured Second Lien Term Loan(4) LIBOR + 7.250%, 1.000% Floor	2/24/2025	2,000,000	1,980,000	1,965,000	(15,000)
Silversea Cruise Finance Ltd.	Hotel, Gaming & Leisure	Senior Secured First Lien Notes(4) 7.250%	2/1/2025	1,000,000	1,000,000	1,077,500	77,500
Sparta Systems, Inc.	High Tech Industries	Senior Secured First Lien Term Loan(6) LIBOR + 4.000%, 1.000% Floor	8/21/2024	5,000,000	4,987,500	5,037,500	50,000

Company(1)	Industry	Type of Investment	Maturity	Par Amount	Notional Amount(2)	Fair Value	Unrealized Appreciation/ (Depreciation)
Sungard Availability Services Capital Inc.	Services: Business	Senior Secured First Lien Term Loan(4) LIBOR + 7.000%, 1.000% Floor	9/30/2021	7,989,438	7,956,046	7,330,309	(625,737)
TCH-2 Holdings, LLC	Hotel, Gaming & Leisure	Senior Secured First Lien Term Loan(4) LIBOR + 4.000%, 1.250% Floor	5/6/2021	3,185,696	3,168,764	3,200,032	31,268
Tensar Corporation	Capital Equipment	Senior Secured First Lien Term Loan(4) LIBOR + 4.750%, 1.000% Floor	7/9/2021	11,114,962	11,003,812	10,781,513	(222,299)
The Octave Music Group, Inc.	Media: Diversified & Production	Senior Secured First Lien Term Loan(4) LIBOR + 4.750%, 1.000% Floor	5/28/2021	945,165	951,073	945,165	(5,907)
tronc, Inc.	Media: Advertising, Printing & Publishing	Senior Secured First Lien Term Loan(3)(4) LIBOR + 4.750%, 1.000% Floor	8/4/2021	6,611,111	6,545,000	6,660,694	115,694
United Road Services, Inc.	Transportation: Cargo	Senior Secured First Lien Term Loan(4) LIBOR + 5.250%, 1.000% Floor	9/1/2024	1,950,000	1,940,250	1,940,250	—
US Shipping Partners LP	Transportation: Cargo	Senior Secured First Lien Term Loan(4) LIBOR + 4.250%, 1.000% Floor	6/26/2021	1,688,831	1,676,165	1,486,171	(189,993)
VCVH Holding Corp.	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loan(6) LIBOR + 5.000%, 1.000% Floor	6/1/2023	987,500	977,625	991,648	14,023
Veresen Midstream Limited Partnership	Energy: Oil & Gas	Senior Secured First Lien Term Loan(3)(6) LIBOR + 3.000%, 1.000% Floor	3/31/2022	2,962,025	2,926,185	2,982,019	55,834
Wink Holdco, Inc.	Banking, Finance, Insurance & Real Estate	Senior Secured First Lien Term Loan(6) LIBOR + 3.000%, 1.000% Floor	12/2/2024	2,000,000	1,995,000	2,008,760	13,760
Wink Holdco, Inc.	Banking, Finance, Insurance & Real Estate	Senior Secured Second Lien Term Loan(6) LIBOR + 6.750%, 1.000% Floor	12/1/2025	2,950,000	2,935,250	2,935,250	—
Total				$176,870,551	$175,519,693	$169,673,718	$(5,845,975)
Total accrued interest income, net of expenses							491,107
Total unrealized depreciation on TRS							$(5,354,868)

(1)	All investments are domiciled in the United States.

(2)	Represents the cost of an investment in which the TRS is referenced.

(3)	The investment is not a qualifying asset as defined under the 1940 Act.

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
June 30, 2018
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

On April 17, 2012, the Company successfully reached its minimum escrow requirement and officially commenced operations by issuing 1,108,033 shares of common stock to SIC Advisors for gross proceeds of $10,000,000. The Company’s offering period is currently scheduled to terminate on April 17, 2019, unless further extended. As of June 30, 2018, the Company has sold a total of 96,784,857 shares of common stock, which includes shares issued as part of the distribution reinvestment plan (see Note 13), for total gross proceeds of $1.0 billion, which includes the shares sold to SIC Advisors. The proceeds from the issuance of common stock are presented in the Company’s consolidated statements of changes in net assets and consolidated statements of cash flows and are presented net of selling commissions and dealer manager fees.

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

Revenue Recognition
Interest income, adjusted for amortization of premiums and accretion of discounts, is recorded on an accrual basis. The Company records amortized or accreted discounts or premiums as interest income using the effective interest method. Dividend income, which represents dividends from equity investments and distributions from Taxable Subsidiaries, is recorded on the ex-dividend date and when the distribution is received, respectively.

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

The Company holds debt investments that contain a payment-in-kind (PIK) interest provision. PIK interest, which represents contractually deferred interest added to the investment balance that is generally due at maturity, is recorded on an accrual basis to the extent such amounts are expected to be collected. PIK interest is not accrued if the Company does not expect the issuer to be able to pay all principal and interest when due. For the three and six months ended June 30, 2018, the Company earned PIK interest of $794,776 and $1,443,899, respectively. For the three and six months ended June 30, 2017 , the Company earned PIK interest of $978,801 and $2,858,448, respectively.

Investment transactions are accounted for on a trade-date basis. Realized gains or losses on investments are measured by the difference between the net proceeds from the disposition and the amortized cost basis of investment, without regard to unrealized gains or losses previously recognized. For the three and six months ended June 30, 2018, the Company recognized realized losses on investments of $0 and $26,781,391, respectively, related to certain non-cash restructuring transactions, which are recorded on the consolidated statements of operations as a component of net realized gain/(loss) from non-controlled/non-affiliated investments. For the three and six months ended June 30, 2017, the Company recognized $609,838 in realized gains and $10,761,496 in realized losses on investments, respectively, related to certain non-cash restructuring transactions, which are recorded on the consolidated statements of operations as a component of net realized gain/(loss) from non-controlled/non-affiliated investments.The Company reports changes in fair value of investments that are measured at fair value as a component of the net change in unrealized appreciation/(depreciation) on investments in the consolidated statements of operations. For total return swap transactions (see Note 5), periodic payments are received or made at the end of each settlement period, but prior to settlement are recorded as realized gains or losses on total return swap in the consolidated statements of operations.

Management reviews all loans that become 90 days or more past due on principal and interest or when there is reasonable doubt that principal or interest will be collected for possible placement on management's designation of non-accrual status. Accrued interest is generally reserved when a loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment regarding collectability. Loans on non-accrual status are restored to accrual status when past due principal and interest is paid and, in management’s judgment, are likely to remain current, although the Company may make exceptions to this general rule if the loan has sufficient collateral value and is in the process of collection. As of June 30, 2018, eight portfolio companies were on non-accrual status with a cost of $90,149,732, or 8.6% of the cost of the Company's portfolio, and a fair value of $41,488,214, or 4.2% of the fair value of the Company's portfolio. As of December 31, 2017, eight portfolio companies were on non-accrual status with a cost of $85,350,257, or 8.1% of the cost of the Company's portfolio, and a fair value of $27,848,048, or 2.6% of the fair value of the Company's portfolio.

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

The Taxable Subsidiaries accrue income taxes payable based on the applicable corporate rates on the unrealized gains generated by the investments held by the Taxable Subsidiaries. As of June 30, 2018 and December 31, 2017, the Company recorded a deferred tax liability of $213,177 and $291,454, respectively, on the consolidated statements of assets and liabilities. The change in deferred tax liabilities is included as a component of net realized and unrealized gain/(loss) on investments on the consolidated statements of operations. On December 22, 2017, the United States enacted tax reform legislation through the Tax Cuts and Jobs Act, which significantly changes the existing U.S. tax laws, including a reduction in the corporate tax rate from 35% to 21%, a move from a worldwide tax system to a territorial system, as well as other changes. The Company's Taxable Subsidiaries provisional tax will be based on the new federal corporate tax rate of 21% for the tax year 2018. This estimate incorporates assumptions made based on the Taxable Subsidiaries' current interpretation of the Tax Act and may change, possibly materially, as the Company completes its analysis and receives additional clarification and implementation guidance.

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

The Company accounts for income taxes in conformity with ASC Topic 740 - Income Taxes (“ASC 740”). ASC 740 provides guidelines for how uncertain tax positions should be recognized, measured, presented and disclosed in financial statements. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions deemed to meet the “more-likely-than-not” threshold would be recorded as a tax benefit or expense in the current period. The Company recognizes interest and penalties, if any, related to unrecognized tax benefits as income tax expense in the consolidated statements of operations. There were no interest or penalties due to material uncertain income tax positions at June 30, 2018 and 2017.

The following table reflects, for U.S. federal income tax purposes, the sources of the cash distributions that the Company has paid on its common stock for the six months ended June 30, 2018 and 2017:

	Six Months Ended June 30, 2018		Six Months Ended June 30, 2017
Source of Distribution	Distribution Amount	Percentage	Distribution Amount	Percentage
Ordinary income	$31,076,562	100.0%	$30,665,819	100.0%
Net realized gain	—	—	—	—
Return of capital	—	—	—	—
Distributions on a tax basis	$31,076,562	100.0%	$30,665,819	100.0%

As of June 30, 2018, for federal income tax purposes, the aggregate gross unrealized appreciation and depreciation is $13,618,624 and $78,131,094, respectively. As of June 30, 2018, net unrealized depreciation is $64,512,470 based on a tax basis cost of $1,055,922,499.

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

Recent Accounting Pronouncements
In May 2014, the FASB issued Accounting Standards Update 2014-09, Revenue from Contracts with Customers (Accounting Standards Codification ("ASC") Topic 606) ("ASU 2014-09"). ASU 2014-09 supersedes the revenue recognition requirements under ASC Topic 605, Revenue Recognition, and most industry-specific guidance throughout the ASC. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which an entity expects to be entitled in exchange for those goods or services. The new guidance will significantly enhance comparability of revenue recognition practices across entities, industries, jurisdictions and capital markets. Additionally, the guidance requires improved disclosures as to the nature, amount, timing and uncertainty of revenue that is recognized. The new guidance is effective for fiscal years beginning after December 15, 2017 and, therefore, became effective for the Company on January 1, 2018. During implementation, the Company determined that the Company’s significant revenue sources associated with financial instruments, including loans and notes that are accounted for under other U.S. GAAP, are considered not in the scope of ASU 2014-09. As a result, the new guidance has not had a significant impact on the Company’s consolidated financial statements. The Company identified no changes to the recognition, timing or classification of revenues most closely associated with financial instruments, including interest and dividend income, realized gains and losses, up-front fees, interest and dividend income. The Company has elected to adopt the new guidance using the modified retrospective approach as of the date of initial application on January 1, 2018. Electing the modified retrospective approach has resulted in no cumulative effect adjustment to the opening balance of net assets at the date of initial application. See “Revenue Recognition” section within Note 2 for additional information on the Company’s revenue recognition accounting policies.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows: Classification of Certain Cash Receipts and Cash Payments (a consensus of the Emerging Issues Task Force), or ASU 2016-15, which intends to reduce diversity in practice in how certain cash receipts and payments are classified in the statement of cash flows, including debt prepayment or extinguishment costs, the settlement of contingent liabilities arising from a business combination, proceeds from insurance settlements and distributions from certain equity method investments. ASU 2016-15 is effective for interim and annual periods beginning after December 15, 2017. Early adoption is permitted. The adoption of this guidance may impact the presentation of cash flows, but will not otherwise have a material impact on the Company's consolidated balance sheets or statements of operations. The Company has adopted this guidance as of the 2018 fiscal year starting January 1, 2018.

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

Note 3. Investments
The following table shows the amortized cost and the fair value of the Company’s portfolio investments as of June 30, 2018:

	Amortized Cost	Percentage	Fair Value	Percentage
Senior secured first lien term loans	$563,597,680	53.2%	$511,016,131	51.5%
Senior secured second lien term loans	196,298,014	18.5	193,608,061	19.5
Senior secured first lien notes	44,965,188	4.2	43,296,963	4.4
Subordinated notes	80,001,293	7.6	78,419,510	7.9
Sierra Senior Loan Strategy JV I LLC	87,500,000	8.3	85,151,762	8.6
Equity/warrants	86,459,606	8.2	79,917,602	8.1
Total	$1,058,821,781	100.0%	$991,410,029	100.0%

The following table shows the amortized cost and the fair value of the Company’s portfolio investments as of December 31, 2017:

	Amortized Cost	Percentage	Fair Value	Percentage
Senior secured first lien term loans	$609,837,869	54.0%	$569,902,295	53.6%
Senior secured second lien term loans	43,955,411	3.9	42,758,067	4.0
Senior secured first lien notes	251,114,921	22.2	231,837,616	21.8
Subordinated notes	74,598,558	6.6	74,341,284	7.0
Sierra Senior Loan Strategy JV I LLC	79,816,250	7.1	79,515,513	7.5
Equity/warrants	70,305,798	6.2	65,754,315	6.2
Total	$1,129,628,807	100.0%	$1,064,109,090	100.0%

The following table shows the composition of the Company’s portfolio investments by industry classification at amortized cost and fair value as of June 30, 2018:

Industry Classification	Amortized Cost	Percentage	Fair Value	Percentage
Multi-Sector Holdings	$167,501,294	15.8%	$163,571,272	16.5%
Services: Business	163,875,384	15.5%	159,667,789	16.1%
Healthcare & Pharmaceuticals	91,655,159	8.7%	80,678,571	8.1%
High Tech Industries	68,297,284	6.5%	67,362,442	6.8%
Banking, Finance, Insurance & Real Estate	58,971,427	5.6%	59,192,405	6.0%
Aerospace & Defense	53,760,844	5.1%	53,841,148	5.4%
Construction & Building	51,222,874	4.8%	50,940,110	5.1%
Wholesale	50,009,308	4.7%	49,667,270	5.0%
Hotel, Gaming & Leisure	58,765,348	5.6%	39,059,228	3.9%
Automotive	33,839,663	3.2%	33,500,486	3.4%
Transportation: Cargo	26,473,039	2.5%	26,403,366	2.7%
Energy: Oil & Gas	32,088,716	3.0%	24,269,991	2.4%
Media: Advertising, Printing & Publishing	22,631,774	2.1%	22,114,347	2.2%
Containers, Packaging & Glass	21,724,699	2.1%	20,910,597	2.1%
Chemicals, Plastics & Rubber	20,904,983	2.0%	20,904,983	2.1%
Retail	18,148,511	1.7%	18,057,927	1.8%
Capital Equipment	15,242,010	1.4%	15,223,231	1.5%
Media: Diversified & Production	15,247,000	1.4%	13,559,104	1.4%
Metals & Mining	19,993,817	1.9%	11,401,865	1.2%
Media: Broadcasting & Subscription	15,967,156	1.5%	10,647,788	1.1%
Services: Consumer	10,617,959	1.0%	9,675,725	1.0%
Transportation: Consumer	8,749,622	0.8%	8,749,622	0.9%
Consumer Goods: Durable	7,700,000	0.7%	7,700,000	0.8%
Beverage & Food	6,966,193	0.7%	6,996,530	0.7%
Consumer Goods: Non-durable	6,654,167	0.6%	5,502,146	0.6%
Environmental Industries	4,819,237	0.5%	4,819,237	0.5%
Forest Products & Paper	3,692,848	0.3%	3,692,848	0.4%
Telecommunications	3,301,465	0.3%	3,300,000	0.3%
Total	$1,058,821,781	100.0%	$991,410,029	100.0%

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

See the Consolidated Schedule of Investments for industry classifications of the underlying total return swap ("TRS") reference assets as of June 30, 2018 and December 31, 2017.

The following table shows the composition of the Company’s portfolio investments by geography classification at fair value as of June 30, 2018 and December 31, 2017:

	June 30, 2018		December 31, 2017
Geography	Fair Value	Percentage	Fair Value	Percentage
United States	$908,664,640	91.6%	$985,247,246	92.6%
Cayman Islands	78,419,510	8.0	74,341,284	7.0
Canada	4,325,879	0.4	4,520,560	0.4
Total	$991,410,029	100.0%	$1,064,109,090	100.0%

Transactions with Controlled/Affiliated Companies
During the six months ended June 30, 2018 and 2017, the Company had investments in portfolio companies designated as controlled/affiliated investments under the 1940 Act. Transactions with controlled/affiliated investments were as follows:

Name of Investment(3)	Type of Investment	Fair Value at December 31, 2017	Purchases/ (Sales) of Investments	Transfers In/(Out) of Investments	Net change in unrealized appreciation/ (depreciation)	Realized Gain/(Loss)	Fair Value at June 30, 2018	Income Earned
1888 Industrial Services, LLC	Senior Secured First Lien Term Loan	$188,669	$880,455	$—	$—	$—	$1,069,124	$20,178
	Senior Secured First Lien Term Loan	3,144,481	—	—	—	—	3,144,481	110,574
	Senior Secured First Lien Term Loan	7,078,964	450,275	—	(800,634)	—	6,728,605	368,665
	Membership Units	—	—	—	—	—	—	—
Access Media Holdings, LLC	Senior Secured First Lien Term Loan	7,390,587	31,820	—	(2,280,614)	—	5,141,793	—
	Common Stock	—	—	—	—	—	—	—
	Preferred Equity	—	—	—	—	—	—	—
	Preferred Equity	—	—	—	—	—	—	—
	Preferred Equity	130,200	226,800	—	(434,000)	—	(77,000)	—
Capstone Nutrition	Senior Secured First Lien Term Loan	12,042,301	—	—	(2,924,653)	—	9,117,648	—
	Senior Secured First Lien Term Loan	5,210,693	—	—	(1,265,494)	—	3,945,199	—
	Senior Secured First Lien Term Loan	—	1,617,800	—	—	—	1,617,800	—
	Common Stock	—	—	—	—	—	—	—
	Common Stock	—	—	—	—	—	—	—
	Common Stock	—	—	—	—	—	—	—
Charming Charlie LLC	Senior Secured First Lien Term Loan	—	2,470,184	—	(35,167)	—	2,435,017	85,265
	Senior Secured First Lien Term Loan	—	3,043,620	—	—	—	3,043,620	82,552
	Common Stock		—	—	—	—	—	—
MCM 500 East Pratt Holdings, LLC	Equity	455,871	4,544,129	—	—	—	5,000,000	188,575
MCM Capital Office Park Holdings LLC	Equity	7,500,000	—	—	—	—	7,500,000	194,805
Medley Chiller Holdings LLC	Equity	—	8,627,500	—	(128,614)	—	8,498,886	—
Nomida LLC(1)	Senior Secured First Lien Term Loan	2,935,000	(2,935,000)	—	—	—	—	71,564
	Equity	5,400,000	(606,000)	—	(504,000)	—	4,290,000	—
Sierra Senior Loan Strategy JV I LLC(2)	Equity	79,515,513	7,683,750	—	(2,047,501)	—	85,151,762	3,937,500
TwentyEighty, Inc.	Senior Secured First Lien Term Loan	5,501,849	379,928	—	(192,705)	—	5,689,072	280,270
	Senior Secured First Lien Term Loan	6,696,055	137,785	—	(89,523)	—	6,744,317	270,794
	Senior Secured First Lien Term Loan	3,098,085	(688,902)	—	(3,002)	—	2,406,181	1,184
	Senior Secured First Lien Term Loan	—	—	—	—	—	—	140,655
	Equity	—	—	—	—	—	—	—
Total		$146,288,268	$25,864,144	$—	$(10,705,907)	$—	$161,446,505	$5,752,581

Name of Investment(3)	Type of Investment	Fair Value at December 31, 2016	Purchases/ (Sales) of Investments	Transfers In/(Out) of Investments	Net change in unrealized appreciation/ (depreciation)	Realized Gain/(Loss)	Fair Value at June 30, 2017	Income Earned
Access Media Holdings, LLC	Senior Secured First Lien Term Loan	$—	$415,382	$9,073,514	$(2,100,000)	$—	$7,388,896	$356,596
	Common Stock	—	—	—	—	—	—	—
	Preferred Equity	—	—	—	—	—	—	—
	Preferred Equity	—	—	—	—	—	—	—
Capstone Nutrition	Senior Secured First Lien Term Loan	16,246,819	(281,770)	—	3,225,808	—	19,190,857	—
	Common Stock	—	—	—	—	—	—	—
	Common Stock	—	—	—	—	—	—	—
	Common Stock	—	—	—	—	—	—	—
MCM Capital Office Park Holdings LLC	Equity	7,500,000	(311,688)	—	—	—	7,188,312	—
Nomida LLC(1)	Senior Secured First Lien Term Loan	8,100,000	—	—	—	—	8,100,000	407,250
	Equity	5,400,000	—	—	—	—	5,400,000	—
Sierra Senior Loan Strategy JV I LLC(2)	Equity	60,496,647	12,206,250	—	(907,217)	—	71,795,680	3,500,000
TwentyEighty, Inc.	Senior Secured First Lien Term Loan	—	14,738,004	—	(93,159)	—	14,644,845	547,465
	Senior Secured First Lien Term Loan	—	—	—	—	—	—	—
	Senior Secured First Lien Term Loan	—	—	—	—	—	—	—
	Equity	—	—	—	—	—	—	—
Total		$97,743,466	$26,766,178	$9,073,514	$125,432	$—	$133,708,590	$4,811,311

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

Purchases/(sales) of investments in controlled/affiliated investments are included in the purchases and sales presented on the consolidated statements of cash flows for the six months ended June 30, 2018 and 2017. Transfers in/(out) of controlled/affiliated represents the fair value for the month an investment became or was removed as a controlled/affiliates investment. Income received from controlled/affiliated investments is included in total investment income on the consolidated statements of operations for the six months ended June 30, 2018 and 2017.

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

As of June 30, 2018 and December 31, 2017, Sierra JV had total capital commitments of $100 million, with the Company providing $87.5 million and GALIC providing $12.5 million. Approximately $100.0 million and $91.2 million was funded as of June 30, 2018 and December 31, 2017, relating to these commitments, of which $87.5 million and $79.8 million were from the Company, respectively. The Company does not have the right to withdraw any of their respective capital commitment, unless in connection with a transfer of its membership interests. The Company may transfer full membership interests as long as it is approved by all members and transferred in a transaction exempt from the registration requirements of the Securities Act of 1933, as amended, or applicable state securities laws.

On August 4, 2015, Sierra JV entered into a senior secured revolving credit facility the ("JV Facility") led by Credit Suisse, AG ("CS") with commitments of $100 million subject to certain leverage and borrowing base restrictions. On December 29, 2015, the JV Facility was amended and the total commitments were increased to $135 million. On March 30, 2017, the Company amended the JV Facility previously administered by CS and facilitated the assignment of all rights and obligations of CS under the JV Facility to Deutsche Bank AG, New York Branch, ("DB") and increased the total loan commitments to $240 million. On May 26, 2017 commitments to the JV facility were increased from $240 million to $250 million. The JV Facility bears interest at a rate of LIBOR (with no minimum) plus 2.50% per annum. The JV Facility reinvestment period ends on March 30, 2019 and the stated maturity date is March 30, 2022. As of June 30, 2018 and December 31, 2017, there were $198.6 million and $180.0 million outstanding under the JV Facility, respectively.

The following table shows a summary of Sierra JV's portfolio as of June 30, 2018 and December 31, 2017:

	June 30, 2018	December 31, 2017
Senior secured loans(1)	$300,072,363	$262,812,353
Weighted average current interest rate on senior secured loans(2)	7.16%	6.88%
Number of borrowers in the Sierra JV	55	52
Investments at fair value	$292,277,414	$257,714,909
Largest loan to a single borrower(1)	$11,173,572	$11,289,143
Total of five largest loans to borrowers(1)	$50,430,173	$47,048,607

(1)	At par value.

(2)	Computed as the (a) annual stated interest rate on accruing senior secured loans, divided by (b) total senior secured loans at principal amount.

The following is a listing of the individual investments in Sierra JV's portfolio as of June 30, 2018 (unaudited):

Company	Industry	Type of Investment	Maturity	Par Amount	Cost	Fair Value(1)
4Over International, LLC	Media: Advertising, Printing & Publishing	Senior Secured First Lien Term Loan LIBOR + 6.00% Cash, 1.00% LIBOR Floor (2)	6/7/2022	$11,173,572	$11,173,572	$11,173,572
Acrisure, LLC	Banking, Finance, Insurance & Real Estate	Senior Secured First Lien Term Loan LIBOR + 4.25% Cash, 1.00% LIBOR Floor (4)	11/22/2023	6,719,050	6,733,824	6,686,236
Associated Asphalt Partners, LLC	Construction & Building	Senior Secured First Lien Term Loan LIBOR + 5.25% Cash, 1.00% LIBOR Floor (2)	4/5/2024	988,929	984,844	963,414
Avantor, Inc.	Wholesale	Senior Secured First Lien Term Loan LIBOR + 4.00% Cash, 1.00% LIBOR Floor (2)	11/21/2024	6,542,125	6,452,193	6,569,602
Blount International, Inc.	Capital Equipment	Senior Secured First Lien Term Loan LIBOR + 4.25% Cash, 1.00% LIBOR Floor (2)	4/12/2023	2,369,063	2,363,860	2,369,063
Canyon Valor Companies, Inc.	Media: Diversified & Production	Senior Secured First Lien Term Loan LIBOR + 3.25% Cash, 1.00% LIBOR Floor (4)	6/16/2023	953,853	951,827	956,237
Cardenas Markets LLC	Retail	Senior Secured First Lien Term Loan LIBOR + 5.75% Cash, 1.00% LIBOR Floor (2)	11/29/2023	6,402,500	6,352,953	6,366,006
CD&R TZ Purchaser, Inc.	Services: Consumer	Senior Secured First Lien Term Loan LIBOR + 6.00% Cash, 1.00% LIBOR Floor (4)	7/21/2023	6,382,772	6,313,124	6,304,264
CHA Consulting, Inc.	Construction & Building	Senior Secured First Lien Term Loans LIBOR + 4.50% Cash, 1.00% LIBOR Floor (4)	4/10/2025	2,875,000	2,861,076	2,860,625
Covenant Surgical Partners, Inc.	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loan LIBOR + 4.75% Cash,(4)(9)	10/4/2024	9,032,013	9,009,633	9,019,368
CP Opco, LLC	Services: Business	Common Units (10)		—	—	—
CP Opco, LLC	Services: Business	Senior Secured First Lien Term Loan Base Rate + 5.50% , PIK (4)(6)(7)	4/1/2019	394,164	355,849	68,821

Company	Industry	Type of Investment	Maturity	Par Amount	Cost	Fair Value(1)
CP Opco, LLC	Services: Business	Senior Secured First Lien Term Loan Base Rate + 8.50% (4)(6)(7)	4/1/2019	2,943,889	1,195,026	—
CP Opco, LLC	Services: Business	Senior Secured First Lien Term Loan Base Rate + 7.00%, PIK (4)(6)(7)	4/1/2019	1,730,483	—	—
CSP Technologies North America, LLC	Containers, Packaging and Glass	Senior Secured First Lien Term Loan LIBOR + 5.25% Cash, 1.00% LIBOR Floor (4)	1/31/2022	4,682,759	4,682,759	4,682,759
CT Technologies Intermediate Holdings, Inc.	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loan LIBOR + 4.25% Cash, 1.00% LIBOR Floor (2)	12/1/2021	4,185,842	4,072,030	4,049,802
DigiCert, Inc.	High Tech Industries	Senior Secured First Lien Term Loan LIBOR + 4.75% Cash, 1.00% LIBOR Floor (2)	10/31/2024	4,488,750	4,468,297	4,482,017
Elite Comfort Solutions LLC	Chemicals, Plastics & Rubber	Senior Secured First Lien Term Loan LIBOR + 6.50% Cash, 1.00% LIBOR Floor (4)	1/15/2021	9,305,593	9,305,593	9,305,593
Evo Payments International, LLC	Banking, Finance, Insurance & Real Estate	Senior Secured First Lien Term Loan LIBOR + 3.25% Cash, 1.00% LIBOR Floor (4)	12/22/2023	7,499,538	7,492,643	7,499,538
GK Holdings, Inc.	Services: Business	Senior Secured First Lien Term Loan LIBOR + 6.00% Cash, 1.00% LIBOR Floor (4)	1/20/2021	3,967,625	3,955,430	3,576,020
Glass Mountain Pipeline Holdings, LLC	Energy: Oil & Gas	Senior Secured First Lien Term Loan LIBOR + 4.50% Cash, 1.00% LIBOR Floor (4)	12/23/2024	4,962,563	4,945,281	4,962,563
Golden West Packaging Group LLC	Forest Products & Paper	Senior Secured First Lien Term Loan LIBOR + 5.25% Cash, 1.00% LIBOR Floor (2)	6/20/2023	10,718,357	10,718,357	10,718,357
High Ridge Brands Co.	Consumer Goods - Non-Durable	Senior Secured First Lien Term Loan LIBOR + 5.25% Cash, 1.00% LIBOR Floor (4)	6/30/2022	3,062,500	3,030,647	2,850,575
Highline Aftermarket Acquisitions, LLC	Automotive	Senior Secured First Lien Term Loan LIBOR + 3.50% Cash, 1.00% LIBOR Floor (4)	4/26/2025	7,000,000	6,978,313	6,982,500
Imagine! Print Solutions, LLC	Media: Advertising, Printing & Publishing	Senior Secured First Lien Term Loan LIBOR + 4.75% Cash, 1.00% LIBOR Floor (2)	6/21/2022	7,900,000	7,837,413	7,533,440
InfoGroup, Inc	Services: Business	Senior Secured First Lien Term Loan LIBOR + 5.00% Cash, 1.00% LIBOR Floor (4)	4/3/2023	4,937,500	4,898,055	4,848,131
Isagenix International, LLC	Consumer Goods - Durable	Senior Secured First Lien Term Loans LIBOR + 5.750%, 1.000% Floor (4)	6/16/2025	2,975,000	2,958,266	2,975,000
Jackson Hewitt Tax Services Inc.	Services: Consumer	Senior Secured First Lien Term Loans LIBOR + 6.25% Cash, 1.00% LIBOR Floor (2)	4/20/2023	6,000,000	6,000,000	6,000,000
Keystone Acquisition Corp.	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loan LIBOR + 5.25% Cash, 1.00% LIBOR Floor (4)	5/1/2024	6,241,305	6,142,885	6,228,823
KNB Holdings Corporation	Consumer Goods: Durable	Senior Secured First Lien Term Loan LIBOR + 5.50% Cash, 1.00% LIBOR Floor (4)	4/26/2024	5,031,606	4,947,825	4,962,673
LegalZoom.com, Inc.	Services: Business	Senior Secured First Lien Term Loan LIBOR + 4.50% Cash, 1.00% LIBOR Floor (2)	11/21/2024	1,989,893	1,971,653	1,956,264
LifeMiles Ltd.	Services: Consumer	Senior Secured First Lien Term Loan LIBOR + 5.50% Cash, 1.00% LIBOR Floor (4)	8/18/2022	5,573,718	5,548,547	5,657,324
Shift4 Payments, LLC	Banking, Finance, Insurance & Real Estate	Senior Secured First Lien Term Loan LIBOR + 4.50% Cash, 1.00% LIBOR Floor (2)	11/29/2024	9,950,000	9,904,287	9,950,000
Loparex International B.V.	Metals & Mining	Senior Secured First Lien Term Loans LIBOR + 4.25% Cash, 1.00% LIBOR Floor (4)	4/11/2025	7,500,000	7,463,646	7,462,500
Manna Pro Products, LLC	Consumer Goods - Non-Durable	Senior Secured First Lien Term Loan LIBOR + 6.00% Cash, 1.00% LIBOR Floor (2)(9)	12/8/2023	3,444,083	3,444,083	3,414,464

Company	Industry	Type of Investment	Maturity	Par Amount	Cost	Fair Value(1)
New Media Holdings II LLC	Media: Advertising, Printing & Publishing	Senior Secured First Lien Term Loan LIBOR + 6.25% Cash, 1.00% LIBOR Floor (2)	7/14/2022	5,427,056	5,416,173	5,427,056
Northern Star Industries, Inc.	Capital Equipment	Senior Secured First Lien Term Loans LIBOR + 4.75% Cash, 1.00% LIBOR Floor (4)	3/28/2025	4,239,375	4,218,895	4,218,178
Peraton Corp.	Aerospace and Defense	Senior Secured First Lien Term Loan LIBOR + 5.25% Cash, 1.00% LIBOR Floor (2)	4/29/2024	4,950,000	4,929,310	4,914,855
PetroChoice Holdings, Inc.	Chemicals, Plastics & Rubber	Senior Secured First Lien Term Loan LIBOR + 5.00% Cash, 1.00% LIBOR Floor (2)	8/22/2022	4,924,051	4,924,051	4,924,051
Port Townsend Holdings Company, Inc.	Forest Products & Paper	Senior Secured First Lien Term Loans LIBOR + 4.75% Cash, 1.00% LIBOR Floor (2)	4/3/2024	6,830,625	6,764,268	6,762,319
PT Network, LLC	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loan LIBOR + 5.50% Cash, 1.00% LIBOR Floor (4)	11/30/2021	4,457,666	4,457,666	4,439,836
Sierra Enterprises, LLC	Beverage & Food	Senior Secured First Lien Term Loans LIBOR + 3.50% Cash, 1.00% LIBOR Floor (2)	11/11/2024	6,225,023	6,204,875	6,217,553
Rough Country, LLC	Automotive	Senior Secured First Lien Term Loan LIBOR + 3.75% Cash, 1.00% LIBOR Floor (2)	5/25/2023	9,282,651	9,241,935	9,236,238
Safe Fleet Holdings LLC	Automotive	Senior Secured First Lien Term Loan LIBOR + 3.00% Cash, 1.00% LIBOR Floor (2)	2/3/2025	3,466,313	3,458,151	3,448,981
Salient CRGT Inc.	High Tech Industries	Senior Secured First Lien Term Loan LIBOR + 5.75% Cash, 1.00% LIBOR Floor (2)	2/28/2022	4,660,714	4,591,794	4,642,071
SCS Holdings I Inc.	Wholesale	Senior Secured First Lien Term Loan LIBOR + 4.25% Cash, 1.00% LIBOR Floor (2)	10/31/2022	7,830,613	7,796,640	7,830,613
Starfish Holdco, LLC	High Tech Industries	Senior Secured First Lien Term Loan LIBOR + 5.00% Cash, 1.00% LIBOR Floor (2)	8/16/2024	3,965,013	3,929,951	3,967,392
Syniverse Holdings, Inc.	High Tech Industries	Senior Secured First Lien Term Loan LIBOR + 5.00% Cash, 1.00% LIBOR Floor (2)	3/9/2023	4,987,500	4,939,730	4,975,530
The Garretson Resolution Group, Inc.	Services: Business	Senior Secured First Lien Term Loan LIBOR + 6.50% Cash, 1.00% LIBOR Floor (4)	5/24/2021	4,687,500	4,687,500	3,850,781
The KeyW Corporation	Aerospace and Defense	Senior Secured First Lien Term Loans LIBOR + 4.50% Cash, 1.00% LIBOR Floor (2)	5/8/2024	3,500,000	3,482,797	3,482,500
The Octave Music Group, Inc.	Media: Diversified & Production	Senior Secured First Lien Term Loan LIBOR + 4.75% Cash, 1.00% LIBOR Floor (2)	5/28/2021	4,936,387	4,936,387	4,929,969
ThoughtWorks, Inc.	High Tech Industries	Senior Secured First Lien Term Loan LIBOR + 4.00% Cash, 1.00% LIBOR Floor (2)	10/11/2024	5,000,000	4,986,129	4,975,000
Tortoise Borrower LLC	Banking, Finance, Insurance & Real Estate	Senior Secured First Lien Term Loan LIBOR + 4.00% Cash, 1.00% LIBOR Floor (2)	1/31/2025	2,468,813	2,457,191	2,481,897
United Road Services, Inc	Transportation: Cargo	Senior Secured First Lien Term Loan LIBOR + 5.25% Cash, 1.00% LIBOR Floor (2)	9/1/2024	3,910,000	3,892,352	3,924,858
Valence Surface Technologies, Inc.	Aerospace and Defense	Senior Secured First Lien Term Loan LIBOR + 5.50% Cash, 1.00% LIBOR Floor (4)	6/13/2019	4,108,107	4,099,740	4,108,107
Verscend Holding Corp.	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loan LIBOR + 5.00% Cash, 1.00% LIBOR Floor (4)	6/1/2023	5,520,587	5,481,111	5,582,418
Xebec Global Holdings, LLC	High Tech Industries	Senior Secured First Lien Term Loan LIBOR + 5.50% Cash, 1.00% LIBOR Floor (4)	2/12/2024	6,982,500	6,982,500	6,982,500
Z Gallerie, LLC	Retail	Senior Secured First Lien Term Loan LIBOR + 6.50% Cash, 1.00% LIBOR Floor (2)	10/8/2020	4,810,328	4,810,328	4,559,228

Company	Industry	Type of Investment	Maturity	Par Amount	Cost	Fair Value(1)
Z-Medica, LLC	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loan LIBOR + 5.50% Cash, 1.00% LIBOR Floor (4)	9/29/2022	2,977,500	2,977,500	2,959,933
Total				$300,072,363	$295,180,765	$292,277,414

(1)
Represents the fair value in accordance with ASC 820 as determined by the board of managers of Sierra JV. The approval of the fair value of the portfolio investments held by Sierra JV is not included in the valuation process of the Company's board of directors described elsewhere herein.

(2)	The interest rate on these loans is subject to a base rate plus 1 Month (“1M”) LIBOR, which at June 30, 2018 was 2.09%. The interest rate is subject to a minimum LIBOR floor.

(3)	The interest rate on these loans is subject to a base rate plus 2 Month (“2M”) LIBOR, which at June 30, 2018 was 2.17%. The interest rate is subject to a minimum LIBOR floor.

(4)	The interest rate on these loans is subject to a base rate plus 3 Month (“3M”) LIBOR, which at June 30, 2018 was 2.34%. The interest rate is subject to a minimum LIBOR floor.

(5)	The interest rate on these loans is subject to a base rate plus 6 Month (“6M”) LIBOR, which at June 30, 2018 was 2.50%. The interest rate is subject to a minimum LIBOR floor.

(6)	The investment was on non-accrual status as of June 30, 2018.

(7)	Par amount includes accumulated paid-in-kind ("PIK") interest and is net of repayments.

(8)
The interest rate on these loans is subject to an adjusted base rate ("ABR") plus a spread. As the interest rate is subject to a minimum ABR Floor which was greater than the ABR rate at June 30, 2018, the prevailing rate in effect at June 30, 2018 was the spread plus the ABR Floor.

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

Below is certain summarized financial information for the Sierra JV as of June 30, 2018 and December 31, 2017 and for the three and six months ended June 30, 2018 and 2017.

	June 30, 2018	December 31, 2017
	(unaudited)
Selected Consolidated Statement of Assets and Liabilities Information:
Investments in loans at fair value (amortized cost of $295,180,765 and $257,831,412, respectively)	$292,277,414	$257,714,909
Cash and cash equivalents	8,716,364	19,304,435
Other assets	999,437	678,254
Total assets	$301,993,215	$277,697,598

Senior credit facility payable (net of deferred financing costs of $1,895,613 and $2,064,346, respectively)	196,704,387	177,935,654
Other liabilities	829,526	8,194,099
Interest payable	7,134,303	662,798
Total liabilities	$204,668,216	$186,792,551
Members’ capital	97,324,999	90,905,047
Total liabilities and members' capital	$301,993,215	$277,697,598

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Selected Consolidated Statement of Operations Information:
Total investment income	$5,116,742	$3,883,441	$9,730,431	$7,359,470
Total expenses	(2,846,810)	(1,958,547)	(5,353,116)	(3,452,879)
Net change in unrealized appreciation/(depreciation) of investments	(2,274,324)	(1,284,215)	(2,786,848)	(1,302,406)
Net realized gain/(loss) on investments	339,249	170,508	548,056	592,377
Net income	$334,857	$811,187	$2,138,523	$3,196,562

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
The following table presents the fair value measurements of the Company’s total investments, by major class according to the fair value hierarchy, as of June 30, 2018:

Type of Investment (1)	Level 1	Level 2	Level 3	Total
Asset
Senior secured first lien term loans			$511,016,131	$511,016,131
Senior secured first lien notes		12,712,405	30,584,558	43,296,963
Senior secured second lien term loans			193,608,061	193,608,061
Subordinated notes			78,419,510	78,419,510
Equity/warrants			79,917,602	79,917,602
Total	$—	$12,712,405	$893,545,862	$906,258,267
Sierra Senior Loan Strategy JV I LLC				$85,151,762
Total Investments, at fair value				$991,410,029

(1)	Certain investments that are measured at fair value using NAV have not been categorized in the fair value hierarchy. The fair value amounts presented in the table are intended to permit reconciliation of the fair value hierarchy to the amount presented in the Consolidated Statements of Assets and Liabilities.

Derivative Instrument-Long Exposure	Level 1	Level 2	Level 3	Total
Asset/(Liability)
Unrealized depreciation on TRS with Citibank, N.A.	$—	$—	$(2,720,213)	$(2,720,213)

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

The following table provides a reconciliation of the beginning and ending balances for total investments that use Level 3 inputs for the six months ended June 30, 2018:

	Senior Secured First Lien Term Loans	Senior Secured First Lien Notes	Senior Secured Second Lien Term Loans	Subordinated Notes	Equity/Warrants	Total Return Swap	Total
Balance, December 31, 2017	$567,414,544	$30,270,881	$231,837,617	$74,341,285	$65,754,315	$(5,354,868)	$964,263,774
Purchases	84,961,422	3,379,999	5,361,078	10,012,005	16,759,809	—	120,474,313
Sales	(116,967,171)	(1,893,250)	(42,714,040)	(5,045,736)	(606,000)	—	(167,226,197)
Transfers in	—	—	—	—	—	—	—
Transfers out	—	(1,776,200)	—	—	—	—	(1,776,200)
Amortization of discount/(premium)	645,745	—	353,124	—	—	—	998,869
Paid-in-kind interest income	867,382	—	576,517	—	—	—	1,443,899
Net realized gains/(losses)	(13,247,566)	(106,750)	(18,393,588)	436,466	—	—	(31,311,438)
Net change in unrealized appreciation/(depreciation)	(12,658,223)	709,878	16,587,352	(1,324,510)	(1,990,523)	2,634,655	3,958,629
Balance, June 30, 2018	$511,016,133	$30,584,558	$193,608,060	$78,419,510	$79,917,601	$(2,720,213)	$890,825,649
Change in net unrealized appreciation/ (depreciation) in investments held as of June 30, 2018(1)	$(12,658,223)	$709,878	$16,587,352	$(1,324,510)	$(1,990,523)	$2,634,655	$3,958,629

(1)	Amount is included in the related amount on investments and derivative instruments in the condensed consolidated statements of operations.

Transfers between levels of the fair value hierarchy are reported at the beginning of the reporting period in which they occur. During the six months ended June 30, 2018, the Company recorded $1,776,200 in transfers from Level 3 to Level 2 and $0 in transfers from Level 2 to Level 3 due to availability of market data and observable valuation inputs to support the valuation. The Company recorded no other transfers between levels.

The following table provides a reconciliation of the beginning and ending balances for total investments that use Level 3 inputs for the six months ended June 30, 2017:

	Senior Secured First Lien Term Loans	Senior Secured First Lien Notes	Senior Secured Second Lien Term Loans	Subordinated Notes	Equity/Warrants	Total Return Swap	Total
Balance, December 31, 2016	$493,340,277	$46,429,960	$260,008,735	$55,185,590	$40,879,809	$(13,647,330)	$882,197,041
Purchases	126,086,837	2,479,999	31,925,749	15,213,374	13,148,772		188,854,731
Sales	(62,911,665)	(2,890,699)	(17,849,949)	(7,708,178)	(9,875,463)		(101,235,954)
Transfers in	—	9,720,000	—	—	—		9,720,000
Transfers out	—	(8,622,686)	—	—	—		(8,622,686)
Amortization of discount/(premium)	443,839	40,398	15,132	—	—		499,369
Paid-in-kind interest income	2,858,448	—	—	—	—		2,858,448
Net realized gains/(losses)	(10,946,881)	(1,878,557)	123,315	(107,130)	(3,642,142)		(16,451,395)
Net change in unrealized appreciation/(depreciation)	5,613,033	1,002,068	(1,225,506)	(5,400,702)	3,077,736	10,196,270	13,262,899
Balance, June 30, 2017	$554,483,888	$46,280,483	$272,997,476	$57,182,954	$43,588,712	$(3,451,060)	$971,082,453
Change in net unrealized appreciation/(depreciation) in investments held as of June 30, 2017(1)	$(1,928,766)	$(831,086)	$(933,158)	$(5,302,525)	$402,830	$10,196,270	$1,603,565

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

The following table presents the quantitative information about Level 3 fair value measurements of the Company’s total investments, as of June 30, 2018:

Type of Investment	Fair Value	Valuation techniques	Unobservable input(1)	Range (weighted average)
Senior Secured First Lien Term Loan	$394,907,674	Income Approach (DCF)	Market yield	7.10% - 14.84% (10.15%)
Senior Secured First Lien Term Loan	59,829,105	Market Approach (Guideline Comparable)/Market Approach (Comparable Transactions)/Income Approach (DCF)/Enterprise Valuation Analysis	Revenue Multiple, EBITDA Multiple, Discount Rate, Expected Proceeds	0.75x - 1.35x (1.12x) / 4.50x-8.50x (6.122x) / 16.50% - 18.00% (17.35%) / $0.0M - $50.0M ($34.8M)
Senior Secured First Lien Term Loan	56,279,354	Recent Arms-length transaction	Recent Arms-length transaction	N/A
Senior Secured First Lien Notes	20,496,900	Income Approach (DCF)	Market Yield	9.88% - 16.78% (11.69%)
Senior Secured First Lien Notes	9,965,000	Recent Arms-length transaction	Recent Arms-length transaction	N/A
Senior Secured First Lien Notes	122,658	Enterprise Valuation Analysis	Expected Proceeds	$0.1M - $0.1M ($0.1M)
Senior Secured Second Lien Term Loan	187,419,460	Income Approach (DCF)	Market yield	8.57% - 16.14% (10.98%)
Senior Secured Second Lien Term Loan	6,188,601	Recent Arms-length transaction	Recent Arms-length transaction	N/A
Equity/warrants	5,126,428	Income Approach (DCF)	Market Yield	20.41%
Equity/warrants	62,542,658	Market Approach (Guideline Comparable)/Market Approach (Comparable Transactions)/Income Approach (DCF)/ Enterprise Valuation Analysis	Revenue Multiple, EBITDA Multiple, Discount Rate, Capitalization Rate, Expected Proceeds	0.40x-1.35x (1.25x) / 3.50x-13.50x (12.88x) / 12.50% - 20.00% (12.60%) / 7.50% - 8.50% (8.10%) / $1.1M - $1.1M ($1.1M) / $0.0M - $0.0M
Equity/warrants	12,248,514	Recent Arms-length transaction	Recent Arms-length transaction	N/A
Subordinated Notes	68,461,159	Income Approach (DCF)	Discount Rate	9.10% - 17.00% (14.73%)
Subordinated Notes	9,958,351	Recent Arms-length transaction	Recent Arms-length transaction	N/A
Total	$893,545,862
TRS	(2,720,213)	Income Approach (DCF)	Market yield	5.82% - 14.49% (8.37%)
Total	$890,825,649

(1)	Represents the method used when the Company has determined that market participants would use such inputs when measuring the fair value of these investments.

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

Arbor is required to pay a minimum usage fee in connection with the TRS of 1.60% on the amount equal to 85% of the average daily unused portion of the maximum amount permitted under the TRS. Such minimum usage fee will not apply during the first 365 days and last 60 days of the term of the TRS. Arbor will also pay Citibank customary fees in connection with the establishment and maintenance of the TRS. During the three and six months ended June 30, 2018, Arbor paid $0 and $0, respectively, in minimum usage fees. During the three and six months ended June 30, 2017, Arbor paid $8,301 and $55,138, respectively, in minimum usage fees.

Arbor is required to initially cash collateralize a specified percentage of each loan (generally 20% to 30% of the market value of such loan) included under the TRS in accordance with margin requirements described in the TRS Agreement. As of June 30, 2018 and December 31, 2017, Arbor has posted $46,000,000 and $48,000,000, respectively, in collateral to Citibank in relation to the TRS which is recorded on the consolidated statements of assets and liabilities as cash collateral on TRS. Arbor is restricted from removing the cash collateral posted to Citibank and may be required to post additional collateral from time to time as a result of a decline in the mark-to-market value of the portfolio of loans subject to the TRS. The obligations of Arbor under the TRS Agreement are non-recourse to the Company and the Company’s exposure under the TRS Agreement is limited to the value of the Company’s investment in Arbor, which generally equals the value of cash collateral provided by Arbor under the TRS Agreement.

In connection with the TRS, Arbor has made customary representations and warranties and is required to comply with various covenants, reporting requirements and other customary requirements for similar transactions. In addition to customary events of default and termination events included in the form ISDA 2002 Master Agreement, the TRS Agreement contains the following termination events: (a) a failure to satisfy the portfolio criteria for at least 30 days; (b) a failure to post initial cash collateral or additional collateral as required by the TRS Agreement; (c) a default by Arbor or the Company with respect to indebtedness in an amount equal to or greater than the lesser of $10,000,000 and 2% of the Company’s NAV at such time; (d) a merger of Arbor or the Company meeting certain criteria; (e) the Company or Arbor amending their respective constituent documents to alter their investment strategy in a manner that has or could reasonably be expected to have a material adverse effect; and (f) SIC Advisors ceasing to be the investment manager of Arbor or to have authority to enter into transactions under the TRS Agreement on behalf of Arbor, and not being replaced by an entity reasonably acceptable to Citibank. As of June 30, 2018 and December 31, 2017, the Company did not have any derivatives with contingent features in net liability positions; therefore, if a trigger event had occurred, no amount would have been required to be posted by the Company.

The Company’s maximum credit risk exposure as of June 30, 2018 and December 31, 2017 is $46,488,111 and $48,462,555, respectively, which is recorded on the consolidated statements of assets and liabilities as cash collateral on TRS and receivable due on TRS.

The Company’s receivable from Citibank represents realized amounts from payments on underlying loans in the TRS portfolio that as of June 30, 2018 and December 31, 2017 was $488,111 and $462,555, respectively, which is recorded on the consolidated statements of assets and liabilities as receivable due on total return swap. The Company does not offset collateral posted in relation to the TRS with any unrealized appreciation or depreciation outstanding in the consolidated statements of assets and liabilities as of June 30, 2018 and December 31, 2017.

Transactions in TRS contracts during the three and six months ended June 30, 2018 and 2017 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Interest income and settlement from TRS portfolio	$1,222,320	$2,222,742	$2,659,675	$4,397,745
Traded gains/(loss) on TRS loan sales	(2,265,995)	(9,812,704)	(2,224,728)	(9,268,356)
Net realized gains/(loss) on TRS portfolio	$(1,043,675)	$(7,589,962)	$434,947	$(4,870,611)

Net change in unrealized appreciation/(depreciation) on TRS portfolio	$(306,714)	$10,300,626	$2,634,655	$10,196,270

The Company held one derivative position as of June 30, 2018 and December 31, 2017 subject to a Master Agreement (“MA”). The following table represents the Company’s gross and net amounts after offset under the MA, of the derivative assets and liabilities presented by derivative type net of the related collateral pledged by the Company as of June 30, 2018 and December 31, 2017:

	Gross Derivative Assets/ (Liabilities) Subject to MA	Derivative Amount Available for Offset	Net Amount Presented in the Consolidated Statements of Assets and Liabilities	Cash Collateral Posted (1)	Net Amount of Derivative Assets/(Liabilities)
June 30, 2018
TRS(1)	$(2,720,213)	$—	$(2,720,213)	$2,720,213	$—
December 31, 2017
TRS(1)	$(5,354,868)	$—	$(5,354,868)	$5,354,868	$—

(1)
As of June 30, 2018 and December 31, 2017, $46,000,000 and $48,000,000, respectively, of cash was posted for initial margin requirements for the TRS as reported on the consolidated statements of assets and liabilities as cash collateral on TRS.

The volume of the Company’s derivative transactions for the three and six months ended June 30, 2018 and 2017 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Average notional amount of contracts	$168,753,875	$254,095,027	$170,174,081	$248,586,810

Note 6. Borrowings
The following table shows the Company's outstanding debt as of June 30, 2018 and December 31, 2017:

	June 30, 2018			December 31, 2017
	Total Commitment	Balance Outstanding	Unused Commitment	Total Commitment	Balance Outstanding	Unused Commitment
ING Credit Facility	$220,000,000	$145,000,000	$75,000,000	$220,000,000	$195,000,000	$25,000,000
Alpine Credit Facility	300,000,000	240,000,000	60,000,000	300,000,000	240,000,000	60,000,000
Total before deferred financing costs	520,000,000	385,000,000	135,000,000	520,000,000	435,000,000	85,000,000
Unamortized deferred financing costs	—	(4,381,791)	—	—	(5,286,927)	—
Total borrowings outstanding, net of deferred financing costs	$520,000,000	$380,618,209	$135,000,000	$520,000,000	$429,713,073	$85,000,000

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

The ING Credit Facility allows for the Company, at its option, to borrow money at a rate of either (i) an alternate base rate plus 1.50% per annum or (ii) LIBOR plus 2.50% per annum. The interest rate margins are subject to certain step-downs upon the satisfaction of certain conditions described in the Revolving Credit Agreement. The alternate base rate will be the greatest of (i) the U.S. Prime Rate set forth in the Wall Street Journal, (ii) the federal funds effective rate plus 1/2 of 1%, and (iii) three month LIBOR plus 1.00%. As of June 30, 2018 and December 31, 2017, the commitment under the ING Credit Facility was $220,000,000 and $220,000,000, respectively, and the ING Credit Facility includes an accordion feature that allows for potential future expansion of the ING Credit Facility up to a total of $500,000,000. Availability of loans under the ING Credit Facility is linked to the valuation of the collateral pursuant to a borrowing base mechanism.

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

As of June 30, 2018 and December 31, 2017, the carrying amount of the Company’s borrowings under the ING Credit Facility approximated their fair value. The fair value of the Company’s debt obligation is determined in accordance with ASC 820, which defines fair value in terms of the price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The fair value of the Company’s borrowing under the ING Credit Facility is estimated based upon market interest rates of the Company’s borrowing or entities with similar credit risk, adjusted for nonperformance risk, if any. As of June 30, 2018 and December 31, 2017, the ING Credit Facility would be deemed to be Level 3, as defined in Note 4.

As of June 30, 2018 and December 31, 2017, $1,851,485 and $2,275,481, respectively, of financing costs related to the ING Credit Facility have been capitalized and are being amortized over the respective terms. The following table shows additional information about the interest and financing costs related to the ING Credit Facility for the three and six months ended June 30, 2018 and 2017:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
Interest expense related to the ING Credit Facility	$1,694,752	$1,419,907	$3,559,859	$2,465,030
Financing expenses related to the ING Credit Facility	231,882	225,847	461,496	429,450
Total interest and financing expenses related to the ING Credit Facility	$1,926,634	$1,645,754	$4,021,355	$2,894,480

Weighted average outstanding debt balance of the ING Credit Facility	$138,813,187	$145,494,505	$153,132,597	$129,530,387
Weighted average interest rate of the ING Credit Facility (annualized)	4.8%	3.7%	4.6%	3.8%

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

As of June 30, 2018 and December 31, 2017, the carrying amount of the Company’s borrowings under the Alpine Credit Facility approximated the fair value of the Company’s debt obligation. The fair value of the Company’s debt obligation is determined in accordance with ASC 820, which defines fair value in terms of the price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The fair value of the Company’s borrowings under the Alpine Credit Facility is estimated based upon market interest rates of the Company’s borrowings or entities with similar credit risk, adjusted for nonperformance risk, if any. As of June 30, 2018 and December 31, 2017, the Alpine Credit Facility would be deemed to be Level 3, as defined in Note 4.

As of June 30, 2018 and December 31, 2017, $2,530,306 and $3,011,446, respectively, of financing costs related to the Alpine Credit Facility has been capitalized and is being amortized over the respective terms. The following table shows additional information about the interest and financing costs related to the Alpine Credit Facility for the three and six months ended June 30, 2018 and 2017:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
Interest expense related to the Alpine Credit Facility	$3,051,246	$2,726,192	$5,889,714	$5,277,932
Financing expenses related to the Alpine Credit Facility	241,899	145,212	481,140	288,830
Total Interest and financing expenses related to the Alpine Credit Facility	$3,293,145	$2,871,404	$6,370,854	$5,566,762

Weighted average outstanding debt balance of the Alpine Credit Facility	$240,000,000	$242,802,198	$241,364,641	$245,138,122
Weighted average interest rate of the Alpine Credit Facility (annualized)	5.0%	4.4%	4.9%	4.2%

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

The base management fee is calculated at an annual rate of 1.75% of the Company’s gross assets payable quarterly in arrears. For purposes of calculating the base management fee, the term “gross assets” includes any assets acquired with the proceeds of leverage. "Gross assets" also includes any cash collateral posted with respect to the TRS, adjusted for realized and unrealized appreciation. The base management fee is calculated based on the gross assets at the end of each completed calendar quarter. Base management fees for any partial quarter are appropriately prorated. For the three and six months ended June 30, 2018, the Company recorded an expense for base management fees of $4,834,495 and $9,838,311 respectively. For the three and six months ended June 30, 2017, the Company recorded an expense for base management fees of $5,449,266 and $10,657,835 respectively. As of June 30, 2018 and December 31, 2017, the Company recorded a base management fee payable of $4,834,494 and $5,196,997, respectively.

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

For the three and six months ended June 30, 2018, the Company recorded no incentive fees. For the three and six months ended June 30, 2017, the Company recorded incentive fees of $0 and $548,806, respectively. As of June 30, 2018 and December 31, 2017, the Company recorded incentive fees payable of $0 and $2,827,372, respectively.

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

For the three and six months ended June 30, 2018 and 2017, the Company recorded no capital gains incentive fee. As of June 30, 2018 and December 31, 2017, the Company recorded no capital gains incentive fee payable.

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

Administration Agreement
On April 5, 2012, the Company entered into an administration agreement (the “Administration Agreement”) with Medley Capital LLC, pursuant to which Medley Capital LLC furnishes the Company with administrative services necessary to conduct its day-to-day operations. On February 28, 2013, Medley Capital LLC entered into a Sub-Administration Agreement with State Street Bank Global Fund Accounting and Custody to perform certain financial, accounting, administrative and other services on behalf of the Company. On March 8, 2018, the Company’s board of directors approved the renewal of the Administration Agreement for an additional one-year term at an in-person meeting. Medley Capital LLC is reimbursed for administrative expenses it incurs on the Company’s behalf in performing its obligations. Such costs are reasonably allocated to the Company on the basis of assets, revenues, time records or other reasonable methods. The Company does not reimburse Medley Capital LLC for any services for which it receives a separate fee or for rent, depreciation, utilities, capital equipment or other administrative items allocated to a controlling person of Medley Capital LLC. For the three and six months ended June 30, 2018, the Company recorded administrator expenses of $758,178 and $1,481,713, respectively. For the three and six months ended June 30, 2017, the Company recorded administrator expenses of $794,622 and $1,588,151, respectively. As of June 30, 2018 and December 31, 2017, the Company had $758,177 and $695,777, respectively, in administrator fees payable.

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

Repayments of amounts paid by SIC Advisors to the Company under the Expense Support Agreement will be accrued as they become probable and estimable. The Company refers to Expense Support Reimbursements that are eligible for reimbursement to SIC Advisors by virtue of having satisfied the conditions described above as a “Crystalized Reimbursement.” As of June 30, 2018 and December 31, 2017, the Company recorded no Crystalized Reimbursements. As of June 30, 2018 and December 31, 2017, the total remaining amounts eligible for reimbursement of the Company to SIC Advisors, net of Crystalized Reimbursements, was $20,831,560 and $24,973,540, respectively.

The following table provides information regarding liabilities incurred by SIC Advisors pursuant to the Expense Support Agreement as well as other information relating to the Company’s ability to reimburse SIC Advisors for such payments:

Quarter Ended	Amount of Expense Payment Obligation	Amount Repaid to SIC Advisors	Operating Expense Ratio(1)	Annualized Distribution Rate(2)	Eligible to be Repaid Through
June 30, 2012	$454,874	$454,874	6.13%	8.00%	June 30, 2015
September 30, 2012	437,303	437,303	4.05%	8.00%	September 30, 2015
December 31, 2012	573,733	573,733	3.91%	8.00%	December 31, 2015
March 31, 2013	685,404	685,404	1.71%	8.00%	March 31, 2016
June 30, 2013	732,425	732,425	1.00%	7.84%	June 30, 2016
September 30, 2013(3)	1,262,848	1,078,500	0.83%	7.84%	September 30, 2016
December 31, 2013(3)	1,258,575	—	0.45%	7.84%	December 31, 2016
March 31, 2014(3)	1,177,686	135,784	0.45%	7.80%	March 31, 2017
June 30, 2014(3)	2,143,066	—	0.38%	7.80%	June 30, 2017
September 30, 2014(3)	1,717,593	123,025	0.38%	7.77%	September 30, 2017
December 31, 2014(3)	1,585,471	—	0.47%	8.00%	December 31, 2017
March 31, 2015(3)	1,993,518	—	0.43%	8.00%	March 31, 2018
June 30, 2015(3)	2,148,462	—	0.31%	8.00%	June 30, 2018
September 30, 2015	627,752	—	0.32%	8.25%	September 30, 2018
December 31, 2015	3,974,895	—	0.40%	8.65%	December 31, 2018
March 31, 2016	5,204,896	—	0.37%	8.89%	March 31, 2019
June 30, 2016	5,634,390	—	0.29%	8.89%	June 30, 2019
September 30, 2016	5,389,627	—	0.45%	8.84%	September 30, 2019

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

(3)	The unreimbursed part of the expense payment obligation has expired as of June 30, 2018.

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

Opportunities for co-investments may arise when SIC Advisors or an affiliated adviser becomes aware of investment opportunities that may be appropriate for the Company and other clients or affiliated funds. On November 25, 2013, the Company obtained an exemptive order from the SEC that permits us to participate in negotiated co-investment transactions with certain affiliates, each of whose investment adviser is Medley, LLC or an investment adviser controlled by Medley, LLC in a manner consistent with our investment objective, strategies and restrictions, as well as regulatory requirements and other pertinent factors (the “Prior Exemptive Order”). On March 29, 2017, the Company, SIC Advisors and certain other affiliated funds and investment advisers received an exemptive order (the "Exemptive Order") that supersedes the Prior Exemptive Order and allows affiliated registered investment companies to participate in co-investment transactions with us that would otherwise have been prohibited under Section 17(d) and 57(a)(4) and Rule 17d-1. On October 4, 2017, the Company, SIC Advisors and certain of our affiliates received an exemptive order that supersedes the Exemptive Order (the “New Exemptive Order”) and allows, in addition to the entities already covered by the Exemptive Order, Medley LLC and its subsidiary, Medley Capital LLC, to the extent they hold financial assets in a principal capacity, and any direct or indirect, wholly or majority-owned subsidiary of Medley LLC that is formed in the future, to participate in co-investment transactions with us that would otherwise be prohibited by either or both of Sections 17(d) and 57(a)(4) of the 1940 Act. The terms of the New Exemptive Order are otherwise substantially similar to the Exemptive Order. Co-investment under the New Exemptive Order is subject to certain conditions, including the condition that, in the case of each co-investment transaction, our board of directors determines that it would to be in our best interest to participate in the transaction. However, neither we nor the affiliated funds are obligated to invest or co-invest when investment opportunities are referred to us or them. Please see the footnotes to the consolidated schedule of investments as of June 30, 2018 and December 31, 2017 for disclosures regarding securities also held by affiliated funds.

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

Prior to January 1, 2017, each independent director received an annual retainer fee of $50,000, and further received a fee of $4,000 ($2,000 for telephonic attendance) for each regularly scheduled board meeting attended, a fee of $2,000 for each special board meeting and all committee meetings attended, as well as reimbursement of reasonable and documented out-of-pocket expenses incurred in connection with attending each board or committee meeting. For the three and six months ended June 30, 2018, the Company recorded directors' fees expenses in General and Administrative expenses on the consolidated statement of operations of $196,169 and $460,419, respectively. For the three and six months ended June 30, 2017, the Company recorded directors' fees expenses in General and Administrative expenses on the consolidated statement of operations of $99,750 and $210,000, respectively.

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

The following table sets forth the computation of the weighted average basic and diluted net increase in net assets per share from operations for the three and six months ended June 30, 2018 and 2017:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
Net increase/(decrease) in net assets from operations	$(5,327,277)	$8,126,795	$(6,340,350)	$16,595,761
Weighted average common shares outstanding	97,385,971	96,367,879	97,190,689	95,877,796
Weighted average basic and diluted earnings/(loss) per common share	$(0.05)	$0.08	$(0.07)	$0.17

Note 11. Commitments
As of June 30, 2018 and December 31, 2017, the Company had $59,512,746 and $74,816,115, respectively, of unfunded commitments under loan and financing agreements. These amounts are primarily composed of commitments for senior secured term loans, revolvers, and additional capital contributions for the Sierra JV. The unrealized gain or loss associated with unfunded commitments is recorded in the financial statements and reflected as an adjustment to the valuation of the related security in the Consolidated Schedule of Investments. The par amount of the unfunded commitments are not recognized by the Company until the commitment is funded.

	As of
	June 30, 2018	December 31, 2017
1888 Industrial Services, LLC	$440,227	$440,227
AAAHI Acquisition Corporation	466,121	1,700,234
Access Media Holdings, LLC	77,000	93,800
Alpine SG, LLC	1,000,000	2,857,143
Barrys Bootcamp Holdings, LLC	5,908,571	7,028,571
Black Angus Steakhouses, LLC	4,464,286	3,571,429
Brook & Whittle Holding Corp.	708,215	708,215
Central States Dermatology Services, LLC	459,738	459,738
Charming Charlie, Inc.	2,434,896	1,215,520
Covenant Surgical Partners, Inc.	646,154	1,317,436
CP Opco, LLC	—	348,265
Elite Comfort Solutions LLC	1,299,633	3,238,865
Engineered Machinery Holdings, Inc.	—	38,298
Impact Sales, LLC	—	1,347,656
IOP Monroe Acquisition, Inc.	2,500,000	2,500,000
Isola USA Corp.	1,024,449	—
Manna Pro Products, LLC	325,000	833,333
MCM 500 East Pratt Holdings, LLC	—	4,544,129
Nuspire Networks	—	2,500,000
PT Network, LLC	4,437,433	4,437,433
Redwood Services Group, LLC	13,081,250	—
RMS Holding Company, LLC	2,737,407	2,737,407
SavATree, LLC	267,222	361,111
SFP Holdings, Inc.	958,333	3,722,222
Sierra Senior Loan Strategy JV I LLC	—	7,683,750
Simplified Logistics, LLC	5,000,000	5,596,243
SMART Financial Operations, LLC	3,600,000	6,300,000
Smile Doctors LLC	798,097	3,764,032
SRS Software	5,000,000	5,000,000
Team Car Care, LLC	1,407,656	—
TwentyEighty, Inc.	471,058	471,058
Total Commitments	$59,512,746	$74,816,115

Note 12. Fee Income
Fee income consists of origination fees, amendment fees, prepayment fees, administrative agent fees and other miscellaneous fees. Origination fees, prepayment fees, amendment fees, and other similar fees are non-recurring fee sources. Such fees are received on a transaction by transaction basis and do not constitute a regular stream of income. The following table shows the Company’s fee income for the three and six months ended June 30, 2018 and 2017:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
Origination fee	$483,103	$173,591	$1,078,939	$1,857,382
Prepayment fee	329,104	187,500	329,104	439,434
Amendment fee	98,380	235,138	109,389	454,137
Administrative agent fee	36,879	36,643	63,606	72,119
Other fees	—	17,092	11,103	17,092
Fee income	$947,466	$649,964	$1,592,141	$2,840,164

Note 13. Distributions and Share Repurchase Program Distributions
Distributions to common stockholders are recorded on the ex-dividend date. The amount to be paid out as a distribution is determined by the Company’s board of directors.

The Company has adopted an “opt in” distribution reinvestment plan (“DRIP”) pursuant to which the Company’s common stockholders may elect to have the full amount of any cash distributions reinvested in additional shares of the Company’s common stock. On June 30, 2017, the Board approved an amendment to the DRIP, pursuant to which the number of newly-issued shares of the Company’s common stock to be issued to a participating stockholder shall be determined by dividing the total dollar amount of the distribution payable to such stockholder by a price equal to 94.5%, rather than 90%, of the Company’s then current offering price. The Company amended the DRIP as a result of the Company’s revised fee structure, which went into effect on June 16, 2017. Under the Company’s revised fee structure the upfront selling commission was reduced from 7.00% of gross proceeds to up to 3.00% of gross proceeds and the dealer manager fee was reduced from 2.75% of gross proceeds to up to 2.50% of gross proceeds. If the Company declares a cash dividend or other distribution, each stockholder that has “opted in” to the DRIP will have their distributions automatically reinvested in additional shares of the Company’s common stock rather than receiving cash distributions. Stockholders who receive distributions in the form of shares of common stock will be subject to the same federal, state and local tax consequences as if they received cash distributions. For the six months ended June 30, 2018, the Company distributed a total of $31,076,562, of which $17,902,191 was in cash and $13,174,371 was in the form of common stock associated with the DRIP. For the six months ended June 30, 2017, the Company distributed a total of $30,665,819, of which $16,596,967, was in cash and $14,068,852 was in the form of common stock associated with the DRIP.

The following table reflects the cash distributions per share that the Company has declared or paid to its stockholders during 2018 and 2017. Stockholders of record as of each respective semi-monthly record date were entitled to receive the distribution.

Record Date	Payment Date	Amount per share
January 13 and 31, 2017	January 31, 2017	$0.02667
February 15 and 28, 2017	February 28, 2017	0.02667
March 15 and 31, 2017	March 31, 2017	0.02667
April 14 and 28, 2017	April 28, 2017	0.02667
May 15 and 31, 2017	May 31, 2017	0.02667
June 15 and 30, 2017	June 30, 2017	0.02667
July 14 and 31, 2017	July 31, 2017	0.02667
August 15 and 31, 2017	August 31, 2017	0.02667
September 15 and 29, 2017	September 29, 2017	0.02667
October 13 and 31, 2017	October 31, 2017	0.02667
November 15 and 30, 2017	November 30, 2017	0.02667
December 15 and 29, 2017	December 29, 2017	0.02667
January 15 and 31, 2018	January 31, 2018	0.02667
February 15 and 28, 2018	February 28, 2018	0.02667
March 15 and 30, 2018	March 30, 2018	0.02667
April 13 and 30, 2018	April 30, 2018	0.02667
May 15 and 31, 2018	May 31, 2018	0.02667
June 15 and 29, 2018	June 29, 2018	0.02667

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

The following table reflects activity under the Company’s Share Repurchase Program:

Offer Date	Quantity Offered	Price per Share	Repurchase Date	Repurchase Quantity
6/4/2013	16,652	$9.18	—	—
8/8/2013	32,627	9.13	9/27/2013	3,642
11/7/2013	60,966	9.14	12/19/2013	5,826
3/12/2014	120,816	9.18	4/25/2014	9,835
5/6/2014	199,476	9.20	6/13/2014	17,777
8/5/2014	294,068	9.25	9/12/2014	35,887
11/5/2014	411,894	9.22	12/24/2014	411,894
3/4/2015	535,571	8.97	4/24/2015	68,472
5/6/2015	620,420	8.98	6/24/2015	90,916
8/5/2015	727,654	8.96	9/29/2015	328,353
11/3/2015	853,688	8.56	12/23/2015	285,559
3/2/2016	959,436	8.16	4/29/2016	959,436
5/5/2016	1,005,447	8.04	6/30/2016	855,215
8/4/2016	1,048,412	8.11	9/28/2016	1,048,407
11/25/2016	1,077,370	8.14	12/27/2016	1,077,352
4/4/2017	871,815	8.17	5/4/2017	871,806
5/23/2017	876,277	8.10	6/23/2017	876,254
8/24/2017	870,360	8.02	9/25/2017	870,337
11/22/2017	873,974	7.89	12/22/2017	873,932
3/27/2018	895,070	7.66	5/8/2018	895,036
5/21/2018	890,089	7.49	6/29/2018	890,048

In the event of the death or disability of a stockholder, the Company will repurchase the shares held by such stockholder at a price equal to the NAV per share of our shares as disclosed in the periodic report the Company files with the SEC immediately following the date of the death or disability of such stockholder. During the three and six months ended June 30, 2018, the Company repurchased 0 and 94,892 shares, respectively, of certain shareholders due to death or disability. During the three and six months ended June 30, 2017, the Company repurchased 19,578 and 35,333 shares, respectively, of certain shareholders due to death or disability.

Note 14. Financial Highlights
The following is a schedule of financial highlights of the Company for the six months ended June 30, 2018 and 2017:

	2018	2017
Per Share Data:(1)
Net asset value at beginning of period	$7.66	$8.17
Net investment income	0.24	0.27
Net realized gains/(losses) on investments and total return swap	(0.32)	(0.22)
Net unrealized appreciation/(depreciation) on investments and total return swap	0.01	0.12
Net increase/(decrease) in net assets	$(0.07)	$0.17
Distributions from return of capital	—	—
Distributions declared from net investment income(2)	(0.32)	(0.32)
Distributions from net realized capital gains	—	—
Total distributions to shareholders	$(0.32)	$(0.32)
Issuance of common shares above net asset value(3)	—	—
Net asset value at end of period	$7.27	$8.02
Total return based on net asset value(4)(5)	(1.20)%	2.12%
Portfolio turnover rate(5)	11.89%	14.60%
Shares outstanding at end of period	96,784,857	96,021,759
Net assets at end of period	$703,973,176	$769,974,737
Ratio/Supplemental Data (annualized):
Ratio of net investment income to average net assets	6.64%	6.90%
Ratio of net expenses (including incentive fees) to average net assets	7.03%	6.34%
Ratio of incentive fees to average net assets (5)	—%	0.07%
Supplemental Data (annualized):
Asset coverage ratio per unit(6)	$2,385	$2,306
Percentage of non-recurring fee income(7)	3.73%	5.48%
Ratio of net expenses (excluding incentive fees) to average net assets	7.03%	6.27%
Ratio of interest and financing related expenses to average net assets(8)	2.89%	2.20%

(1)	The per share data was derived by using the weighted average shares outstanding during the six months ended June 30, 2018 and 2017, which were 97,190,689 and 95,877,796 respectively.

(2)	The per share data for distributions is the actual amount of paid distributions per share during the period.

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

(6)
Asset coverage per unit is the ratio of the carrying value of the Company's total consolidated assets for regulatory purposes, which includes the underlying fair value of net TRS, less all liabilities and indebtedness not represented by senior securities to the aggregate amount of Senior Securities representing indebtedness and the implied leverage on the TRS. Asset coverage per unit is expressed in terms of dollars per $1,000 of indebtedness. As of June 30, 2018 and 2017, the Company's Asset Coverage Per Unit including unfunded commitments was $2,135 and $2,174, respectively.

(7)	Represents the impact of non-recurring fees over total investment income.

(8)
The ratio of interest and financing related expenses to average net assets for the six months ended June 30, 2017 have been revised to include financing costs. The ratio was previously reported as 2.01%.

Note 15. Subsequent Events
Management has evaluated subsequent events through the date of issuance of the consolidated financial statements included herein. There have been no subsequent events that occurred during such period that would require disclosure in this Form 10-Q or would be required to be recognized in the consolidated financial statements as of and for the six months ended June 30, 2018, except as disclosed below.

On July 2, 2018, the Company’s board of directors determined to terminate the Company’s offering effective as of July 31, 2018. The Company did not issue any common shares or receive any proceeds from its offering subsequent to June 30, 2018.

On July 11, 2018, the Company’s board of directors declared a series of semi-monthly distributions for July, August and September 2018 in the amount of $0.02667 per share. Stockholders of record as of each respective semi-monthly record date will be entitled to receive the distribution. Below are the details for each respective distribution:

Record Date	Payment Date	Amount per share
July 13 and 31, 2018	July 31, 2018	$0.02667
August 15 and 31, 2018	August 31, 2018	0.02667
September 14 and 28, 2018	September 28, 2018	0.02667

On August 9, 2018 the Company entered into definitive agreements to acquire Medley Capital Corporation (NYSE/TASE: MCC, “MCC”) and Medley Management Inc. Pursuant to the Agreement and Plan of Merger by and between MCC and the Company, MCC will merge with and into the Company, with the Company as the surviving entity. MCC shareholders will receive 0.805 shares of the Company’s common stock for each share of MCC common stock they hold.

Simultaneously, pursuant to the Agreement and Plan of Merger by and among the Company, Medley and Sierra Management Inc., a newly formed Delaware corporation (“Merger Sub”), Medley will merge with and into the Merger Sub, and Medley’s existing asset management business will continue to operate as a wholly owned subsidiary of the Company. Medley shareholders will receive 0.3836 shares of the Company’s common stock, $3.44 per share of cash consideration and $0.65 per share in special cash dividends for each share of Medley Class A common stock they hold. Medley LLC unitholders will convert their units into shares of Medley Class A common stock and will receive 0.3836 shares of the Company’s common stock, $3.44 per share of cash consideration and $0.35 per share in a special cash dividend for each share of Medley Class A common stock they hold.

As a condition to closing, the Company’s common stock will be listed to trade on the New York Stock Exchange. The mergers are cross conditioned upon each other and are subject to approval by the shareholders of the Company, MCC and Medley, regulators, including the SEC, other customary closing conditions and third party consents. Accordingly, we can provide no assurance that the mergers will be completed, that the mergers will not be delayed or that the terms of the mergers will not change.

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

Portfolio and Investment Activity
The following table shows the amortized cost and the fair value of our investment portfolio as of June 30, 2018:

	Amortized Cost	Percentage	Fair Value	Percentage
Senior secured first lien term loans	$563,597,680	53.2%	$511,016,131	51.5%
Senior secured second lien term loans	196,298,014	18.5	193,608,061	19.5
Senior secured first lien notes	44,965,188	4.2	43,296,963	4.4
Subordinated notes	80,001,293	7.6	78,419,510	7.9
Sierra Senior Loan Strategy JV I LLC	87,500,000	8.3	85,151,762	8.6
Equity/warrants	86,459,606	8.2	79,917,602	8.1
Total	$1,058,821,781	100.0%	$991,410,029	100.0%

As of June 30, 2018, our income-bearing investment portfolio, which represented 90.4% of our total portfolio, had a weighted average yield based upon the cost of our investment portfolio of 8.5%, and 9.1% of our income-bearing portfolio bore interest based on fixed rates, while 90.9% of our income-bearing portfolio bore interest at floating rates, such as LIBOR.

For the three months ended June 30, 2018, we invested $51.5 million of principal in directly originated transactions across 20 portfolio companies and $7.7 million of principal in syndicated transactions across 4 portfolio companies. As of June 30, 2018, the investment portfolio was comprised of $971.8 million of principal in directly originated transactions across 77 portfolio companies and $135.9 million of principal in syndicated transactions across 29 portfolio companies.

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

The following table shows weighted average current yield to maturity, including the yield of cash collateral on the TRS, based on fair value as of June 30, 2018 and December 31, 2017:

	June 30, 2018		December 31, 2017
	Percentage of Total Investments	Weighted Average Current Yield for Total Investments(1)	Percentage of Total Investments	Weighted Average Current Yield for Total Investments(1)
Senior secured first lien term loans	51.9%	8.1%	53.2%	9.4%
Senior secured first lien notes	4.4	10.5	4.0	10.2
Senior secured second lien term loans	19.7	9.8	21.7	9.2
Subordinated notes	8.0	8.7	7.0	11.2
Sierra Senior Loan Strategy JV I LLC	8.7	9.6	7.4	10.3
Equity/warrants	7.3	14.0	6.7	14.3
Total	100.0%	9.2%	100.0%	9.9%

(1)	The weighted average current yield for total investments does not represent the total return to our stockholders.

The following table shows the portfolio composition by industry classification, including the TRS underlying loans, based on fair value as of June 30, 2018:

Industry Classification	Investments at Fair Value(1)	Percentage of Total Portfolio(1)	Value of TRS Underlying Loans	Percentage of TRS Underlying Loans	Total Investments at Fair Value including the value of TRS Underlying Loans	Percentage of Total Portfolio Including the value of TRS Underlying Loans
Services: Business	$159,667,790	16.1%	$13,740,364	8.1%	$173,408,154	14.9%
Multi-Sector Holdings	163,571,272	16.5	—	—	163,571,272	14.1
Healthcare & Pharmaceuticals	80,678,571	8.1	18,203,119	10.8	98,881,690	8.5
High Tech Industries	67,362,442	6.8	4,900,375	2.9	72,262,817	6.2
Banking, Finance, Insurance & Real Estate	59,192,405	6.0	9,352,594	5.5	68,544,999	5.9
Aerospace & Defense	53,841,148	5.4	4,935,200	2.9	58,776,348	5.1
Construction & Building	50,940,110	5.1	5,959,466	3.5	56,899,576	4.9
Hotel, Gaming & Leisure	39,059,228	3.9	15,580,696	9.2	54,639,924	4.7
Wholesale	49,667,270	5.0	—	—	49,667,270	4.3
Automotive	33,500,486	3.4	6,186,450	3.7	39,686,936	3.4
Capital Equipment	15,223,231	1.5	23,710,509	14.0	38,933,740	3.4
Transportation: Cargo	26,403,366	2.7	5,922,542	3.5	32,325,908	2.8
Energy: Oil & Gas	24,269,991	2.4	6,771,938	4.0	31,041,929	2.7
Media: Advertising, Printing & Publishing	22,114,347	2.2	6,541,260	3.9	28,655,607	2.5
Chemicals, Plastics & Rubber	20,904,983	2.1	4,936,709	2.9	25,841,692	2.2
Services: Consumer	9,675,725	1.0	15,318,585	9.0	24,994,310	2.2
Retail	18,057,927	1.8	6,343,135	3.7	24,401,062	2.1
Containers, Packaging & Glass	20,910,597	2.1	—	—	20,910,597	1.8
Consumer Goods: Durable	7,700,000	0.8	8,902,111	5.3	16,602,111	1.4
Media: Diversified & Production	13,559,104	1.4	939,108	0.6	14,498,212	1.2
Metals & Mining	11,401,865	1.2	1,492,500	0.9	12,894,365	1.1
Consumer Goods: Non-durable	5,502,146	0.6	5,638,762	3.3	11,140,908	1.0
Media: Broadcasting & Subscription	10,647,788	1.1	—	—	10,647,788	0.9
Transportation: Consumer	8,749,622	0.9	—	—	8,749,622	0.8
Beverage & Food	6,996,530	0.7	1,002,500	0.6	7,999,030	0.7
Environmental Industries	4,819,237	0.5	—	—	4,819,237	0.4
Forest Products & Paper	3,692,848	0.4	—	—	3,692,848	0.3
Telecommunications	3,300,000	0.3	—	—	3,300,000	0.3
Utilities: Electric	—	—	2,899,264	1.7	2,899,264	0.2
Total	$991,410,029	100.0%	$169,277,187	100.0%	$1,160,687,216	100.0%

(1)	Does not include TRS underlying loans

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

The following table shows the distribution of our investment portfolio, not including cash and cash equivalents, on the 1 to 5 investment credit rating scale at fair value as of June 30, 2018 and December 31, 2017:

	June 30, 2018		December 31, 2017
Investment Credit Rating	Investments at Fair Value	Percentage	Investments at Fair Value	Percentage
1	$33,989,468	3.4%	$23,078,445	2.2%
2	750,610,233	75.7	856,094,329	80.5
3	161,078,438	16.2	147,000,458	13.8
4	10,404,439	1.0	15,505,144	1.5
5	35,327,451	3.6	22,430,714	2.1
Total	$991,410,029	100.0%	$1,064,109,090	100.0%
Results of Operations
The following table shows operating results for the three and six months ended June 30, 2018 and 2017:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
Total investment income	$24,890,883	$24,704,225	$49,250,923	$50,934,816
Total expenses	12,630,171	12,595,040	25,575,866	25,079,884
Net investment income	12,260,712	12,109,185	23,675,057	25,854,932
Net realized gain/(loss) from investments and total return swap	(133,829)	(10,335,366)	(30,836,305)	(20,810,343)
Net change in unrealized appreciation/(depreciation) on investments and total return swap	(17,396,983)	6,389,722	742,620	11,885,490
Change in provision for deferred taxes on unrealized gain on investments	(57,177)	(36,746)	78,278	(334,318)
Net increase/(decrease) in net assets resulting from operations	$(5,327,277)	$8,126,795	$(6,340,350)	$16,595,761

Investment Income
Total investment income increased $186,658, or 0.8%, to $24,890,883 for the three months ended June 30, 2018, compared to $24,704,225 for the three months ended June 30, 2017. Total investment income consisted primarily of portfolio interest, which decreased $143,067, or 0.6%, to $23,888,317 for the three months ended June 30, 2018, compared to $24,031,384 for the three months ended June 30, 2017. This decrease was primarily due to a $50.5 million, or 4.8%, decrease in our average investment portfolio. Fee income increased $297,502, or 45.8%, to $947,466 for the three months ended June 30, 2018, compared to $649,964 for the three months ended June 30, 2017, primarily due to an increase in fees associated with loan originations and loan prepayments.

Total investment income decreased 1,683,893, or 3.31%, to $49,250,923 for the six months ended June 30, 2018, compared to $50,934,816 for the six months ended June 30, 2017. Total investment income consisted primarily of portfolio interest, which decreased $478,492, or 1.00%, to $47,580,629 for the six months ended June 30, 2018, compared to $48,059,121 for the six months ended June 30, 2017. This decrease was primarily due to a $72.7 million, or 6.8%, decrease in our average investment portfolio. Fee income decreased $1,248,023, or 43.94%, to $1,592,141 for the six months ended June 30, 2018, compared to $2,840,164 for the six months ended June 30, 2017, primarily due to a decrease in fees associated with loan originations and loan prepayments.
Operating Expenses
The following table shows operating expenses for the three and six months ended June 30, 2018 and 2017 :

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
Base management fees	$4,834,495	$5,449,266	$9,838,311	$10,657,835
Interest and financing expenses	5,219,779	4,517,158	10,392,209	8,461,242
Incentive fees	—	—	—	548,806
General and administrative expenses	1,216,840	887,678	2,641,958	1,769,807
Administrator expenses	758,178	794,622	1,481,713	1,588,151
Offering costs	187,736	299,700	470,986	821,384
Professional fees	413,143	646,616	750,689	1,232,659
Total expenses	$12,630,171	$12,595,040	$25,575,866	$25,079,884

Total expenses increased $35,131, or 0.3%, to $12,630,171 for the three months ended June 30, 2018, as compared to $12,595,040 for the three months ended June 30, 2017, primarily due to an increase in interest expense. Total expenses increased $495,982, or 1.98%, to $25,575,866 for the six months ended June 30, 2018, as compared to $25,079,884 for the six months ended June 30, 2017, primarily due to an increase in interest expense.

Base management fees decreased $614,771, or 11.3%, to $4,834,495 for the three months ended June 30, 2018, as compared to $5,449,266 for the three months ended June 30, 2017, primarily due to a decrease in our average gross assets of $82.9 million, or 6.9%. Base management fees decreased 819,524, or 7.69%, to $9,838,311 for the six months ended June 30, 2018, as compared to $10,657,835 for the six months ended June 30, 2017, primarily due to a decrease in our average gross assets of $41.6 million, or 3.5%.

Interest and financing expenses increased $702,621, or 15.6%, to $5,219,779 for the three months ended June 30, 2018, as compared to $4,517,158 for the three months ended June 30, 2017, primarily due to an increase in the weighted average interest rate, as a result of an increase in LIBOR rates, of our credit facilities of 0.8%, or a 19.5% increase. Interest and financing expenses increased 1,930,967, or 22.82%, to 10,392,209 for the six months ended June 30, 2018, as compared to 8,461,242 for the six months ended June 30, 2017, primarily due to an increase in the weighted average interest rate, as a result of an increase in LIBOR rates, of our credit facilities of 0.7%, or a 17.1% increase.

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

Net Realized Gains/Losses on Investments
We measure realized gains or losses by the difference between the net proceeds from the disposition and the amortized cost basis of an investment, without regard to unrealized gains or losses previously recognized. For the three and six months ended June 30, 2018, we recognized net realized loss on investments of $133,829 and $30,836,305, respectively, primarily due to certain non-cash restructuring transactions net of realized gains on the TRS. For the three and six months ended June 30, 2017, we recognized net realized loss of $10,335,366 and $20,810,343, primarily due to certain non-cash restructuring transactions net of realized gains on the TRS.

Net Unrealized Appreciation/Depreciation on Investments
Net change in unrealized appreciation/depreciation on investments reflects the net change in the fair value of our total investments including the TRS and provision for deferred taxes. For the three and six months ended June 30, 2018, we recorded a net change in unrealized depreciation of $17,454,160 and a net change in unrealized appreciation of $820,898, respectively. For the three and six months ended June 30, 2017, we recorded a net change in unrealized appreciation of $6,352,976 and $11,551,172, respectively.

Changes in Net Assets from Operations
For the three and six months ended June 30, 2018, we recorded a net decrease in net assets resulting from operations of $5,327,277 and $6,340,350, respectively. Based on 97,385,971 and 97,190,689 weighted average common shares outstanding for the three and six months ended June 30, 2018, respectively, our per share net decrease in net assets resulting from operations was $0.05 and $0.07, respectively. For the three and six months ended June 30, 2017, we recorded a net increase in net assets resulting from operations of $8,126,795 and $16,595,761, respectively. Based on 96,367,879 and 95,877,796 weighted average common shares outstanding for the three and six months ended June 30, 2017, respectively, our per share net increase in net assets resulting from operations was $0.08 and $0.17 respectively.

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

As of June 30, 2018 and December 31, 2017, we had $53,032,878 and $64,909,759, respectively, in cash and cash equivalents. In the future, we may generate cash from future offerings of securities, future borrowings and cash flows from operations, including interest earned from the temporary investment of cash in U.S. government securities and other high-quality debt investments that mature in one year or less. Our primary use of funds is investments in our targeted asset classes, cash distributions to our stockholders, and other general corporate purposes.

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

The following table shows our net borrowings as of June 30, 2018 and December 31, 2017:

	June 30, 2018			December 31, 2017
	Total Commitment	Balance Outstanding	Unused Commitment	Total Commitment	Balance Outstanding	Unused Commitment
ING Credit Facility	$220,000,000	$145,000,000	$75,000,000	$175,000,000	$195,000,000	$(20,000,000)
Alpine Credit Facility	300,000,000	240,000,000	60,000,000	300,000,000	240,000,000	60,000,000
Total before deferred financing costs	520,000,000	385,000,000	135,000,000	475,000,000	435,000,000	40,000,000
Unamortized deferred financing costs	—	(4,381,791)	—	—	(5,286,927)	—
Total borrowings outstanding, net	$520,000,000	$380,618,209	$135,000,000	$475,000,000	$429,713,073	$40,000,000

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

The ING Credit Facility allows for us, at our option, to borrow money at a rate of either (i) an alternate base rate plus 1.50% per annum or (ii) LIBOR plus 2.50% per annum. The interest rate margins are subject to certain step-downs upon the satisfaction of certain conditions described in the Revolving Credit Agreement. The alternate base rate will be the greatest of (i) the U.S. Prime Rate set forth in the Wall Street Journal, (ii) the federal funds effective rate plus 1/2 of 1%, and (iii) three month LIBOR plus 1%. As of June 30, 2018 and December 31, 2017, the commitment under the ING Credit Facility was $220 million and includes an accordion feature that allows for potential future expansion of the ING Credit Facility up to a total of $500 million. Availability of loans under the ING Credit Facility is linked to the valuation of the collateral pursuant to a borrowing base mechanism.

We are also required to pay a commitment fee to the lenders based on the daily unused portion of the aggregate commitments under the ING Credit Facility. The commitment fee is (i) 1.50% if the used portion of the aggregate commitments is less than or equal to 40%, (ii) 0.75% if the used portion of the aggregate commitments is greater than 40% and less than or equal to 65% or (iii) 0.50% if the used portion of the aggregate commitments is greater than 65%. The ING Credit Facility provides that we may use the proceeds of the facility for general corporate purposes, including making investments in accordance with our investment objective and strategy. As of June 30, 2018, our borrowings under the ING Facility totaled $145,000,000 and were recorded as part of revolving credit facility payable on our consolidated statements of assets and liabilities.

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

Borrowings under the Alpine Credit Facility are subject to compliance with a NAV coverage ratio with respect to the current value of Alpine’s portfolio and various eligibility criteria must be satisfied with respect to the initial acquisition of each loan in Alpine’s portfolio. Any amounts borrowed under the Alpine Credit Facility will mature, and all accrued and unpaid interest thereunder will be due and payable, on March 29, 2022. As of June 30, 2018, Alpine’s borrowings under the Alpine Credit Facility totaled $240,000,000 and were recorded as part of revolving credit facility payable on our consolidated statements of assets and liabilities.

Contractual Obligations
The following table shows our payment obligations for repayment of debt, which total our contractual obligations at June 30, 2018:

	Payment Due By Period
	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
ING Credit Facility	$145,000,000	$—	$145,000,000	$—	$—
Alpine Credit Facility	240,000,000	—		240,000,000	—
Total Contractual Obligations	$385,000,000	$—	$145,000,000	$240,000,000	$—

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

Transactions in TRS contracts during the three and six months ended June 30, 2018 and 2017 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Interest income and settlement from TRS portfolio	$1,222,320	$2,222,742	2,659,675	$4,397,745
Traded gains/(loss) on TRS loan sales	(2,265,995)	(9,812,704)	(2,224,728)	(9,268,356)
Net realized gains/(loss) on TRS portfolio	$(1,043,675)	$(7,589,962)	$434,947	$(4,870,611)

Net change in unrealized appreciation/(depreciation) on TRS portfolio	$(306,714)	$10,300,626	$2,634,655	$10,196,270

Our derivative asset from Citibank, net of amounts available for offset under a master netting agreement as of June 30, 2018, was $0.5 million, which is recorded on the consolidated statements of assets and liabilities as a receivable due on total return swap.

The volume of the Company’s derivative transactions for the three and six months ended June 30, 2018 and 2017 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Average notional amount of contracts	$168,753,875	$254,095,027	$170,174,081	$248,586,810

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

As of June 30, 2018, the Sierra JV had total assets of $302.0 million and the portfolio was comprised of 100.0% senior secured first lien term loans to 55 different portfolio companies with one portfolio company on non-accrual status. As of December 31, 2017, Sierra JV’s portfolio was comprised of 100% of senior secured first lien term loans to 52 different portfolio companies with one portfolio company on non-accrual status.

As of June 30, 2018 and December 31, 2017, Sierra JV had total capital commitments of $100 million, with the Company providing $87.5 million and GALIC providing $12.5 million. Approximately, $100.0 million and $91.2 million was funded as of June 30, 2018 and December 31, 2017, relating to these commitments, of which $87.5 million and $79.8 million were from the Company, respectively. The Company does not have the right to withdraw any of their respective capital commitment, unless in connection with a transfer of its membership interests. The Company may transfer full membership interests as long as it is approved by all members and transferred in a transaction exempt from the registration requirements of the Securities Act of 1933, as amended, or applicable state securities laws.

On August 4, 2015, Sierra JV entered into a senior secured revolving credit facility the ("JV Facility") led by Credit Suisse, AG ("CS") with commitments of $100 million subject to certain leverage and borrowing base restrictions. On December 29, 2015, the JV Facility was amended and the total commitments were increased to $135 million. On March 30, 2017, the Company amended the JV Facility previously administered by CS and facilitated the assignment of all rights and obligations of CS under the JV Facility to Deutsche Bank AG, New York Branch, ("DB") and increased the total loan commitments to $240 million. On May 26, 2017 commitments to the JV facility were increased from $240 million to $250 million. The JV Facility bears interest at a rate of LIBOR (with no minimum) plus 2.50% per annum. The JV Facility reinvestment period ends on March 30, 2019 and the stated maturity date is March 30, 2022. As of June 30, 2018 and December 31, 2017, there were $198.6 million and $180.0 million outstanding under the JV Facility, respectively.

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

Record Date	Payment Date	Amount per share
January 13 and 31, 2017	January 31, 2017	$0.02667
February 15 and 28, 2017	February 28, 2017	0.02667
March 15 and 31, 2017	March 31, 2017	0.02667
April 14 and 28, 2017	April 28, 2017	0.02667
May 15 and 31, 2017	May 31, 2017	0.02667
June 15 and 30, 2017	June 30, 2017	0.02667
July 14 and 31, 2017	July 31, 2017	0.02667
August 15 and 31, 2017	August 31, 2017	0.02667
September 15 and 29, 2017	September 29, 2017	0.02667
October 13 and 31, 2017	October 31, 2017	0.02667
November 15 and 30, 2017	November 30, 2017	0.02667
December 15 and 29, 2017	December 29, 2017	0.02667
January 15 and 31, 2018	January 31, 2018	0.02667
February 15 and 28, 2018	February 28, 2018	0.02667
March 15 and 30, 2018	March 30, 2018	0.02667
April 13 and 30, 2018	April 30, 2018	0.02667
May 15 and 31, 2018	May 31, 2018	0.02667
June 15 and 29, 2018	June 29, 2018	0.02667
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

Recent Developments
On July 2, 2018, the Company’s board of directors determined to terminate the Company’s offering effective as of July 31, 2018. The Company did not issue any common shares or receive any proceeds from its offering subsequent to June 30, 2018.

On July 11, 2018, our board of directors declared a series of semi-monthly distributions for July, August and September 2018 in the amount of $0.02667 per share. Stockholders of record as of each respective semi-monthly record date will be entitled to receive the distribution. Below are the details for each respective distribution:

Record Date	Payment Date	Amount per share
July 13 and 31, 2018	July 31, 2018	$0.02667
August 15 and 31, 2018	August 31, 2018	0.02667
September 14 and 28, 2018	September 28, 2018	0.02667

On August 9, 2018 the Company entered into definitive agreements to acquire Medley Capital Corporation (NYSE/TASE: MCC, “MCC”) and Medley Management Inc. Pursuant to the Agreement and Plan of Merger by and between MCC and the Company, MCC will merge with and into the Company, with the Company as the surviving entity. MCC shareholders will receive 0.805 shares of the Company’s common stock for each share of MCC common stock they hold.

Simultaneously, pursuant to the Agreement and Plan of Merger by and among the Company, Medley and Sierra Management Inc., a newly formed Delaware corporation (“Merger Sub”), Medley will merge with and into the Merger Sub, and Medley’s existing asset management business will continue to operate as a wholly owned subsidiary of the Company. Medley shareholders will receive 0.3836 shares of the Company’s common stock, $3.44 per share of cash consideration and $0.65 per share in special cash dividends for each share of Medley Class A common stock they hold. Medley LLC unitholders will convert their units into shares of Medley Class A common stock and will receive 0.3836 shares of the Company’s common stock, $3.44 per share of cash consideration and $0.35 per share in a special cash dividend for each share of Medley Class A common stock they hold.

As a condition to closing, the Company’s common stock will be listed to trade on the New York Stock Exchange. The mergers are cross conditioned upon each other and are subject to approval by the shareholders of the Company, MCC and Medley, regulators, including the SEC, other customary closing conditions and third party consents. Accordingly, we can provide no assurance that the mergers will be completed, that the mergers will not be delayed or that the terms of the mergers will not change.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are subject to financial market risks, including changes in interest rates. As of June 30, 2018, 90.9% of our portfolio investments (based on fair value) paid floating interest rates, 9.1% paid fixed interest rates, 9.6% were non-income producing investments and the remaining 90.4% were income producing investments. A rise in the general level of interest rates can be expected to lead to higher interest rates applicable to any variable rate investments we hold and to declines in the value of any fixed rate investments we hold. However, many of our variable rate investments provide for an interest rate floor, which may prevent our interest income from increasing until benchmark interest rates increase beyond a threshold amount. To the extent that a substantial portion of our investments may be in variable rate investments, an increase in interest rates beyond this threshold would make it easier for us to meet or exceed the hurdle rate applicable to the subordinated incentive fee on income under the Investment Advisory Agreement we have entered into with SIC Advisors, and may result in a substantial increase in our net investment income and to the amount of incentive fees payable to SIC Advisors with respect to our increased pre-incentive fee net investment income.

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

Based on our Consolidated Statement of Assets and Liabilities as of June 30, 2018, the following table shows the approximate annual impact on the change in net interest income of hypothetical base rate changes in interest rates, assuming no changes in our investment portfolio and capital structure:

	Change in
Basis point increase/(decrease)	Interest Income (1)	Interest Expense	Net Interest Income
300	$22,102,947	$11,550,000	$10,552,947
200	14,735,298	7,700,000	7,035,298
100	7,367,649	3,850,000	3,517,649
(100)	(7,316,704)	(3,850,000)	(3,466,704)
(200)	(9,091,558)	(7,700,000)	(1,391,558)
(300)	(9,091,558)	(8,047,463)	(1,044,095)

(1)	Assumes no defaults or prepayments by portfolio companies over the next twelve months.

We expect that our long-term investments will be financed primarily with equity and debt. If deemed prudent, we may use interest rate risk management techniques in an effort to minimize our exposure to interest rate fluctuations. These techniques may include various interest rate hedging activities to the extent permitted by the 1940 Act. Adverse developments resulting from changes in interest rates or hedging transactions could have a material adverse effect on our business, financial condition and results of operations. During the three months ended June 30, 2018, we did not engage in interest rate hedging activities.

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

Item 1A. Risk Factors
In addition to other information set forth in this report, you should carefully consider the “Risk Factors” discussed in our annual report on Form 10-K for the fiscal year ended December 31, 2017, filed with the SEC on March 12, 2018, which could materially affect our business, financial condition and/or operating results. Other than the item disclosed below, there have been no material changes during the six months ended June 30, 2018 to the risk factors discussed in “Item 1A. Risk Factors” of our annual report on Form 10-K. Additional risks or uncertainties not currently known to us or that we currently deem to be immaterial also may materially affect our business, financial condition and/or operating results.

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

The following table provides information concerning our repurchases of shares of our common stock during the three months ended June 30, 2018 pursuant to our share repurchase program:

Period	Total Number of Shares Purchased	Average Price per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
April 1, 2018 through June 30, 2018	1,785,703	$7.49	1,785,703	— (1)

(1)	A description of the maximum number of shares that may be purchased under our share repurchase program is included in the narrative preceding this table.

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

Dated: August 9, 2018	Sierra Income Corporation

	By	/s/ Seth Taube
Seth Taube Chief Executive Officer (Principal Executive Officer)

	By	/s/ Richard T. Allorto, Jr.
Richard T. Allorto, Jr. Chief Financial Officer (Principal Accounting and Financial Officer)