Form 10-Q
period 2018-09-30
Sierra Income Corp
filed 2018-11-14
CIK 1523526

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
_____________________________________________________
Form 10-Q
 ____________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2018
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

As of November 13, 2018, the Registrant had 97,863,165 shares of common stock, $0.001 par value, outstanding.

Sierra Income Corporation
Consolidated Statements of Assets and Liabilities

	September 30, 2018	December 31, 2017
ASSETS	(unaudited)
Investments at fair value
Non-controlled/non-affiliated investments (amortized cost of $847,351,000 and $975,968,734, respectively)	$800,173,863	$917,820,822
Controlled/affiliated investments (amortized cost of $187,937,648 and $153,660,073, respectively)	167,529,988	146,288,268
Investments at fair value	967,703,851	1,064,109,090
Cash collateral on total return swap (Note 5)	45,000,000	48,000,000
Cash and cash equivalents	38,250,681	64,909,759
Interest receivable from non-controlled/non-affiliated investments	9,378,830	9,039,243
Deferred transaction costs	4,974,094	—
Prepaid expenses and other assets	1,006,742	219,096
Unsettled trades receivable	1,160,087	339,573
Interest receivable from controlled/affiliated investments	736,382	638,458
Receivable due on total return swap (Note 5)	3,727	462,555
Receivable for Company shares sold	360	235,060
Total assets	$1,068,214,754	$1,187,952,834

LIABILITIES
Revolving credit facilities payable (net of deferred financing costs of $3,921,494 and $5,286,927, respectively) (Note 6)	$366,078,506	$429,713,073
Base management fees payable (Note 7)	4,681,915	5,196,997
Transaction costs payable	2,492,529	—
Unrealized depreciation on total return swap (Note 5)	1,984,339	5,354,868
Accounts payable and accrued expenses	1,886,993	1,755,968
Interest payable	1,658,899	1,822,523
Deferred tax liability	594,903	291,454
Administrator fees payable (Note 7)	527,753	695,777
Incentive fees payable (Note 7)	446,703	2,827,372
Unsettled trades payable	$—	$308,233
Total liabilities	$380,352,540	$447,966,265

Commitments (Note 11)

NET ASSETS
Common shares, par value $0.001 per share, 250,000,000 common shares authorized, 97,546,600 and 96,620,231 common shares issued and outstanding, respectively	$97,547	$96,620
Capital in excess of par value	850,105,773	843,592,066
Total distributable earnings/(loss)(1)	(162,341,106)	(103,702,117)
Total net assets	687,862,214	739,986,569
Total liabilities and net assets	$1,068,214,754	$1,187,952,834

NET ASSET VALUE PER COMMON SHARE	$7.05	$7.66

See accompanying notes to consolidated financial statements.

Sierra Income Corporation
Consolidated Statements of Operations

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
INVESTMENT INCOME	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Interest and dividends from investments
Non-controlled/non-affiliated investments:
Cash	$18,589,227	$22,258,477	$60,443,983	$62,982,816
Payment-in-kind	305,284	738,691	881,801	3,262,162
Controlled/affiliated investments:
Cash	3,462,502	2,529,894	7,744,476	7,006,228
Payment-in-kind	617,645	835,813	1,485,027	1,170,790
Total interest and dividend income	22,974,658	26,362,875	70,555,287	74,421,996
Fee income (Note 12)	1,388,794	1,228,131	2,980,935	4,068,295
Interest from cash and cash equivalents	113,670	49,732	191,823	85,263
Total investment income	24,477,122	27,640,738	73,728,045	78,575,554
EXPENSES
Interest and financing expenses	5,453,365	4,434,712	15,845,574	13,279,523
Base management fees (Note 7)	4,681,915	5,378,233	14,520,226	16,036,068
General and administrative expenses	1,053,799	1,295,253	3,695,757	2,681,491
Administrator expenses (Note 7)	527,752	745,817	2,009,465	2,333,968
Professional fees	611,571	415,045	1,362,260	1,647,704
Offering costs	(655,352)	545,959	(184,366)	1,367,343
Incentive fees (Note 7)	446,703	1,323,999	446,703	1,872,805
Total expenses	12,119,753	14,139,018	37,695,619	39,218,902
NET INVESTMENT INCOME	12,357,369	13,501,720	36,032,426	39,356,652
REALIZED AND UNREALIZED GAIN/(LOSS) ON INVESTMENTS
Net realized gain/(loss) from non-controlled/non-affiliated investments	(19,352,081)	(5,275,413)	(50,623,333)	(21,215,145)
Net realized gain/(loss) from controlled/affiliated investments	7,969	—	7,969	—
Net realized gain/(loss) on total return swap (Note 5)	1,099,536	3,134,709	1,534,483	(1,735,902)
Net change in unrealized appreciation/(depreciation) on non-controlled/non-affiliated investments	2,156,903	(7,466,665)	10,970,775	(5,902,877)
Net change in unrealized appreciation/(depreciation) on controlled/affiliated investments	(2,329,948)	1,377,608	(13,035,855)	1,503,040
Net change in unrealized appreciation/(depreciation) on total return swap (Note 5)	735,874	(2,032,534)	3,370,529	8,163,736
Change in provision for deferred taxes on unrealized appreciation/(depreciation) on investments	(381,726)	148,949	(303,448)	(185,369)
Net realized and unrealized gain/(loss) on investments	(18,063,473)	(10,113,346)	(48,078,880)	(19,372,517)
NET INCREASE/(DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS	$(5,706,104)	$3,388,374	$(12,046,454)	$19,984,135
WEIGHTED AVERAGE - BASIC AND DILUTED EARNINGS PER COMMON SHARE	$(0.06)	$0.04	$(0.12)	$0.21
WEIGHTED AVERAGE - BASIC AND DILUTED NET INVESTMENT INCOME PER COMMON SHARE	$0.13	$0.14	$0.37	$0.41
WEIGHTED AVERAGE COMMON STOCK OUTSTANDING - BASIC AND DILUTED (NOTE 10)	97,047,494	96,474,233	97,142,433	96,078,793
DISTRIBUTIONS DECLARED PER COMMON SHARE	$0.16	$0.16	$0.48	$0.48
See accompanying notes to the consolidated financial statements.

Sierra Income Corporation
Consolidated Statements of Changes in Net Assets

	Nine Months Ended September 30,
	2018	2017
INCREASE/(DECREASE) FROM OPERATIONS	(unaudited)	(unaudited)
Net investment income	$36,032,426	$39,356,652
Net realized gain/(loss) on investments	(50,615,364)	(21,215,145)
Net realized gain/(loss) on total return swap (Note 5)	1,534,483	(1,735,902)
Net change in unrealized appreciation/(depreciation) on investments	(2,065,080)	(4,399,837)
Net change in unrealized appreciation/(depreciation) on total return swap (Note 5)	3,370,529	8,163,736
Change in provision for deferred taxes on unrealized appreciation/(depreciation) on investments	(303,448)	(185,369)
Net increase/(decrease) in net assets resulting from operations	(12,046,454)	19,984,135
SHAREHOLDER DISTRIBUTIONS (Note 2) (1)
Distributions from earnings	(46,592,535)	(46,082,836)
Distributions from return of capital	—	—
Net decrease in net assets from shareholder distributions	(46,592,535)	(46,082,836)
COMMON SHARE TRANSACTIONS
Issuance of common shares, net of underwriting costs	2,479,603	14,278,662
Issuance of common shares pursuant to distribution reinvestment plan	19,548,975	20,964,661
Repurchase of common shares	(15,513,944)	(22,008,638)
Net increase in net assets resulting from common share transactions	6,514,634	13,234,685
Total increase/(decrease) in net assets	(52,124,355)	(12,864,016)
Net assets at beginning of period	739,986,569	773,113,087
Net assets at end of period(1)	$687,862,214	$760,249,071

Net asset value per common share	$7.05	$7.89
Common shares outstanding, beginning of period	96,620,231	94,666,418
Issuance of common shares	323,740	1,753,686
Issuance of common shares pursuant to distribution reinvestment plan	2,651,450	2,598,710
Repurchase of common shares	(2,048,821)	(2,718,691)
Common shares outstanding, end of period	97,546,600	96,300,123

See accompanying notes to consolidated financial statements.

Sierra Income Corporation
Consolidated Statements of Cash Flows

	Nine Months Ended September 30,
	2018	2017
	(unaudited)	(unaudited)
Cash flows from operating activities
NET INCREASE/(DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS:	$(12,046,454)	$19,984,135
ADJUSTMENT TO RECONCILE NET INCREASE/(DECREASE) IN NET ASSETS FROM OPERATIONS TO NET CASH USED IN OPERATING ACTIVITIES:
Payment-in-kind interest income	(2,366,828)	(4,432,952)
Net amortization of premium on investments	(1,380,312)	(883,648)
Amortization of deferred financing costs	1,421,683	1,101,849
Net realized (gain)/loss on investments	50,615,364	21,215,145
Net change in unrealized (appreciation)/depreciation on investments	2,065,080	4,399,837
Net change in unrealized (appreciation)/depreciation on total return swap (Note 5)	(3,370,529)	(8,163,736)
Purchases and originations	(184,162,170)	(357,837,423)
Proceeds from sale of investments and principal repayments	231,634,105	253,621,271
(Increase)/decrease in operating assets:
Unsettled trades receivable	(820,514)	89,982
Due from affiliate (Note 7)	—	7,892,273
Interest receivable from non-controlled/non-affiliated investments	(339,588)	1,157,648
Interest receivable from controlled/affiliated investments	(97,924)	712,265
Receivable for Company shares sold	234,700	156,382
Receivable due on total return swap (Note 5)	458,828	285,496
Deferred transaction costs	(4,974,094)	—
Prepaid expenses and other assets	(787,646)	(13,685)
Increase/(decrease) in operating liabilities:
Unsettled trades payable	(308,233)	38,456,265
Management fee payable	(515,082)	240,126
Transaction costs payable	2,492,529	—
Accounts payable and accrued expenses	131,025	(359,239)
Incentive fees payable	(2,380,669)	(81,420)
Administrator fees payable	(168,024)	(104,862)
Interest payable	(163,624)	(450,493)
Deferred tax liability	303,449	185,369
Due to affiliate (Note 7)	—	(135,784)
NET CASH PROVIDED BY/(USED IN) OPERATING ACTIVITIES	75,475,072	(22,965,199)
Cash flows from financing activities:
Borrowings under revolving credit facility	48,000,000	225,000,000
Repayments of revolving credit facility	(113,000,000)	(195,000,000)
Proceeds from issuance of common stock, net of underwriting costs	2,479,603	14,278,662
Payment of cash distributions	(27,043,560)	(25,118,175)
Financing costs paid	(56,249)	(2,508,750)
Repurchase of common shares	(15,513,944)	(22,008,638)
NET CASH PROVIDED BY/(USED IN) FINANCING ACTIVITIES	(105,134,150)	(5,356,901)
TOTAL INCREASE/(DECREASE) IN CASH	(29,659,078)	(28,322,100)
CASH AND CASH EQUIVALENTS AND CASH COLLATERAL ON TOTAL RETURN SWAP AT BEGINNING OF PERIOD	112,909,759	111,021,736
CASH AND CASH EQUIVALENTS AND CASH COLLATERAL ON TOTAL RETURN SWAP AT END OF PERIOD(1)	$83,250,681	$82,699,636
Supplemental Information:
Cash paid during the period for interest	$14,587,515	$12,628,167
Supplemental non-cash information:
Non-cash purchase of investments	$27,616,168	$22,491,328
Non-cash sale of investments	27,616,168	22,491,328
Payment-in-kind interest income	2,366,828	4,432,952
Amortization of deferred financing costs	1,421,683	1,101,849
Net amortization of premium on investments	1,380,312	883,648
Issuance of common shares in connection with distribution reinvestment plan	$19,548,975	$20,964,661

(1)	Includes cash and cash equivalents of $38,250,681 and $82,699,636 and cash collateral on total return swap of $45,000,000 and $68,000,000 as of September 30, 2018 and 2017, respectively.

See accompanying notes to consolidated financial statements.

Sierra Income Corporation
Consolidated Schedule of Investments
As of September 30, 2018
(unaudited)

Company(1)(2)	Industry	Type of Investment	Maturity	Par Amount	Cost	Fair Value	% of Net Assets(3)
Non-controlled/non-affiliated investments – 116.3%							$687,862,214
AAAHI Acquisition Corporation	Transportation: Consumer	Senior Secured First Lien Term Loan LIBOR + 7.000%, 1.000% Floor (4)(5)	12/15/2021	$6,961,857	$6,961,857	$6,961,857	1.0%
		Senior Secured First Lien Term Loan LIBOR + 7.000%, 1.000% Floor (4)(5)(6)	12/14/2018	1,863,209	1,863,209	1,863,209	0.3%
				8,825,066	8,825,066	8,825,066
Alpine SG, LLC	High Tech Industries	Senior Secured First Lien Term Loan LIBOR + 6.000%, 1.000% Floor (5)(6)(7)	11/16/2022	6,617,630	6,617,630	6,617,630	1.0%
		Senior Secured First Lien Term Loan LIBOR + 6.000%, 1.000% Floor (5)(7)	11/16/2022	13,398,750	13,398,750	13,398,750	1.9%
				20,016,380	20,016,380	20,016,380
American Dental Partners, Inc.	Healthcare & Pharmaceuticals	Senior Secured Second Lien Term Loan LIBOR + 8.500%, 1.000% Floor (4)(5)	9/25/2023	7,250,000	7,250,000	7,322,500	1.1%
				7,250,000	7,250,000	7,322,500
Amerijet Holdings, Inc.	Transportation: Cargo	Senior Secured First Lien Term Loan LIBOR + 8.000%, 1.000% Floor (5)(7)	7/15/2021	11,720,954	11,720,954	11,838,163	1.7%
				11,720,954	11,720,954	11,838,163
AMMC CLO 22, Limited Series 2018-22A	Multi-Sector Holdings	Subordinated Notes 10.807% effective yield (8)(9)(10)	4/25/2031	7,222,000	6,151,892	5,885,930	0.9%
				7,222,000	6,151,892	5,885,930
Answers Finance, LLC	High Tech Industries	Senior Secured Second Lien Term Loan Base Rate + 7.900%, 1.100% Cap (11)	9/15/2021	1,988,453	1,988,453	1,984,675	0.3%
		Common Stock - 389,533 shares (12)		—	5,426,955	5,426,195	0.8%
				1,988,453	7,415,408	7,410,870
Apidos CLO XXIV, Series 2016-24A	Multi-Sector Holdings	Subordinated Notes 12.482% effective yield (5)(8)(9)(10)	7/20/2027	18,357,647	13,717,654	14,126,209	2.1%
				18,357,647	13,717,654	14,126,209
Aviation Technical Services, Inc.	Aerospace & Defense	Senior Secured Second Lien Term Loan LIBOR + 8.500%, 1.000% Floor (4)(5)(13)	3/31/2022	25,000,000	25,000,000	25,000,000	3.6%
				25,000,000	25,000,000	25,000,000
Barry's Bootcamp Holdings, LLC	Services: Consumer	Senior Secured First Lien Term Loan LIBOR + 6.000%, 1.000% Floor (5)(6)(7)	7/14/2022	8,571,429	8,571,429	8,453,143	1.2%
		Senior Secured First Lien Term Loan LIBOR + 6.000%, 1.000% Floor (5)(6)(7)	7/14/2022	2,800,000	2,800,000	2,780,286	0.4%
				11,371,429	11,371,429	11,233,429
Black Angus Steakhouses, LLC	Hotel, Gaming & Leisure	Senior Secured First Lien Term Loan LIBOR + 9.000%, 1.000% Floor (4)(5)(6)(13)	4/24/2020	19,408,482	19,408,482	19,102,306	2.8%
				19,408,482	19,408,482	19,102,306
BRG Sports, Inc.	Consumer Goods: Durable	Senior Secured First Lien Term Loan LIBOR + 5.500%, 1.000% Floor (5)(7)	6/15/2023	7,555,625	7,555,625	7,555,625	1.1%
				7,555,625	7,555,625	7,555,625
Brook & Whittle Holding Corp.	Containers, Packaging & Glass	Senior Secured First Lien Term Loan LIBOR + 6.000%, 1.000% Floor (4)(5)(6)	10/17/2023	3,018,971	3,018,971	3,044,316	0.4%
				3,018,971	3,018,971	3,044,316
Central States Dermatology Services, LLC	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loan LIBOR + 6.500%, 1.000% Floor (5)(6)(7)	4/20/2022	3,098,841	3,098,841	3,098,841	0.5%
				3,098,841	3,098,841	3,098,841

Company(1)(2)	Industry	Type of Investment	Maturity	Par Amount	Cost	Fair Value	% of Net Assets(3)
Covenant Surgical Partners, Inc.	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loan LIBOR + 4.500%(4)(5)	10/4/2024	5,344,231	5,332,611	5,309,493	0.8%
		Senior Secured First Lien Term Loan LIBOR + 4.500%(4)(5)	10/4/2024	1,608,447	1,604,950	1,597,993	0.2%
				6,952,678	6,937,561	6,907,486
CP Opco, LLC	Services: Consumer	Senior Secured First Lien Term Loan Base Rate + 5.500%, PIK (5)(7)(11)(14)	4/1/2019	242,808	209,514	41,302	0.0%
		Senior Secured First Lien Term Loan Base Rate + 8.500%, PIK (5)(7)(11)(14)	4/1/2019	1,826,953	717,016	—	0.0%
		Preferred Units Base Rate + 7.000%, PIK(5)(11)(14)	4/1/2019	—	—	—	0.0%
		Common Units - 41 units(5)(12)		—	—	—	0.0%
				2,069,761	926,530	41,302
CPI International, Inc.	Aerospace & Defense	Senior Secured Second Lien Term Loan LIBOR + 7.250%, 1.000% Floor (5)(7)(15)	7/28/2025	9,900,752	9,870,908	9,961,145	1.4%
				9,900,752	9,870,908	9,961,145
DataOnline Corp.	High Tech Industries	Senior Secured First Lien Term Loan LIBOR + 5.750%, 1.000% Floor (4)(5)(6)	7/31/2025	10,000,000	10,000,000	10,000,000	1.5%
				10,000,000	10,000,000	10,000,000
Drew Marine Partners, LP	Transportation: Cargo	Senior Secured Second Lien Term Loan LIBOR + 7.000%, 1.000% Floor (7)	5/19/2021	10,000,000	10,038,866	10,000,000	1.5%
				10,000,000	10,038,866	10,000,000
Dryden 38 Senior Loan Fund, Series 2015-38A	Multi-Sector Holdings	Subordinated Notes 12.216% effective yield (8)(9)(10)	7/15/2027	7,000,000	4,916,622	5,786,200	0.8%
				7,000,000	4,916,622	5,786,200
Dryden 43 Senior Loan Fund, Series 2016-43A	Multi-Sector Holdings	Subordinated Notes 7.401% effective yield (5)(8)(9)(10)	7/20/2029	3,620,000	2,925,534	2,679,886	0.4%
				3,620,000	2,925,534	2,679,886
Dryden 49 Senior Loan Fund, Series 2017-49A	Multi-Sector Holdings	Subordinated Notes 8.231% effective yield (5)(9)(10)	7/18/2030	17,233,288	15,065,517	13,908,987	2.0%
				17,233,288	15,065,517	13,908,987
Dynamic Energy Services International LLC	Energy: Oil & Gas	Senior Secured First Lien Term Loan 13.500% PIK + LIBOR (4)(5)(14)	5/6/2019	11,027,580	9,828,831	3,179,251	0.5%
				11,027,580	9,828,831	3,179,251
Elite Comfort Solutions LLC	Chemicals, Plastics & Rubber	Senior Secured First Lien Term Loan LIBOR + 6.500%, 1.000% Floor (4)(6)	1/15/2021	8,731,477	8,731,477	8,731,477	1.3%
				8,731,477	8,731,477	8,731,477
Engineered Machinery Holdings, Inc.	Capital Equipment	Senior Secured Second Lien Term Loan LIBOR + 7.250%, 1.000% Floor (4)(5)	7/18/2025	2,936,702	2,917,687	2,922,019	0.4%
				2,936,702	2,917,687	2,922,019
First Boston Construction Holdings, LLC	Banking, Finance, Insurance & Real Estate	Senior secured first lien notes 12.000% (5)	12/31/2020	9,965,000	9,965,000	9,990,909	1.5%
		Preferred Equity - 1,646,250 units (5)(12)		—	2,491,250	2,491,250	0.4%
				9,965,000	12,456,250	12,482,159
FKI Security Group, LLC	Capital Equipment	Senior Secured First Lien Term Loan LIBOR + 8.500%, 1.000% Floor (5)(7)	3/30/2020	11,281,250	11,281,250	11,281,250	1.6%
				11,281,250	11,281,250	11,281,250
Friedrich Holdings, Inc.	Construction & Building	Senior Secured First Lien Term Loan LIBOR + 6.000%, 1.000% Floor (5)(7)	2/7/2023	14,931,309	14,931,309	14,931,309	2.2%
				14,931,309	14,931,309	14,931,309
Fusion Telecommunications International Inc.	Telecommunications	Senior Secured First Lien Term Loan LIBOR + 7.500%, 1.000% Floor (4)	5/4/2023	917,969	883,551	881,342	0.1%
				917,969	883,551	881,342

Company(1)(2)	Industry	Type of Investment	Maturity	Par Amount	Cost	Fair Value	% of Net Assets(3)
GK Holdings, Inc.	Services: Business	Senior Secured Second Lien Term Loan LIBOR + 10.250%, 1.000% Floor (4)	1/20/2022	10,000,000	10,000,000	9,010,000	1.3%
				10,000,000	10,000,000	9,010,000
Golden West Packaging Group LLC	Forest Products & Paper	Senior Secured First Lien Term Loan LIBOR + 5.250%, 1.000% Floor (5)(7)	6/20/2023	3,045,354	3,045,354	3,045,354	0.4%
				3,045,354	3,045,354	3,045,354
Green Field Energy Services, Inc.	Energy: Oil & Gas	Senior Secured First Lien Notes 13.000% (5)(8)(14)	11/15/2016	766,616	754,616	122,658	0.0%
		Warrants - 0.000% of outstanding equity (5)(12)		—	29,000	—	0.0%
				766,616	783,616	122,658
Heligear Acquisition Co.	Aerospace & Defense	Senior secured first lien notes 10.250% (5)(8)	10/15/2019	15,000,000	15,000,000	14,451,000	2.1%
				15,000,000	15,000,000	14,451,000
High Ridge Brands Co.	Consumer Goods: Non-Durable	Senior secured first lien notes 8.875% (5)(8)(16)	3/15/2025	2,000,000	2,000,000	967,400	0.1%
				2,000,000	2,000,000	967,400
Holland Acquisition Corp.	Energy: Oil & Gas	Senior Secured First Lien Term Loan LIBOR + 9.000%, 1.000% Floor (4)	5/29/2020	4,400,696	4,377,717	3,134,616	0.5%
				4,400,696	4,377,717	3,134,616
Hylan Datacom & Electrical LLC	Construction & Building	Senior Secured First Lien Term Loan LIBOR + 7.500%, 1.000% Floor (5)(7)	7/25/2021	14,493,405	14,493,405	14,493,405	2.1%
				14,493,405	14,493,405	14,493,405
IHS Intermediate, Inc.	Services: Business	Senior Secured Second Lien Term Loan LIBOR + 8.250%, 1.000% Floor (4)	7/20/2022	25,000,000	25,000,000	25,000,000	3.6%
				25,000,000	25,000,000	25,000,000
Impact Sales, LLC	Services: Business	Senior Secured First Lien Term Loan LIBOR + 6.250%, 1.000% Floor (5)(7)	6/27/2023	6,173,785	6,173,785	6,173,785	0.9%
				6,173,785	6,173,785	6,173,785
Interflex Acquisition Company, LLC	Containers, Packaging & Glass	Senior Secured First Lien Term Loan LIBOR + 8.000%, 1.000% Floor (5)(7)	8/18/2022	13,593,750	13,593,750	12,613,641	1.8%
				13,593,750	13,593,750	12,613,641
Invision Diversified, LLC	Services: Business	Senior Secured First Lien Term Loan LIBOR + 8.500%, 1.000% Floor (4)(5)(13)	6/30/2020	22,943,834	22,943,834	22,943,834	3.3%
				22,943,834	22,943,834	22,943,834
IOP Monroe Acquisition, Inc.	Capital Equipment	Senior Secured First Lien Term Loan LIBOR + 5.500%, 1.000% Floor (4)(5)	4/1/2022	931,250	931,250	931,250	0.1%
				931,250	931,250	931,250
Isagenix International, LLC	Wholesale	Senior Secured First Lien Term Loan LIBOR + 5.750%, 1.000% Floor (4)(5)	6/16/2025	1,975,000	1,964,472	1,946,165	0.3%
				1,975,000	1,964,472	1,946,165
Isola USA Corp.	High Tech Industries	Senior Secured Second Lien Term Loan LIBOR + 9.500%, 1.000% Floor, PIK (4)	1/2/2023	9,462,890	6,354,129	6,643,895	1.0%
		Common Units - 10,283,782 units(9)		—	—	—	0.0%
				9,462,890	6,354,129	6,643,895
JFL-WCS Partners, LLC	Environmental Industries	Preferred Units - 618,876 6.000%, PIK (5)(9)		—	618,876	618,876	0.1%
		Common Units - 66,764 units (5)(9)(12)		—	68,764	114,148	0.0%
				—	687,640	733,024
Keystone Acquisition Corp.	Healthcare & Pharmaceuticals	Senior Secured Second Lien Term Loan LIBOR + 9.250%, 1.000% Floor (4)(5)(15)	5/1/2025	7,000,000	6,883,200	6,965,000	1.0%
				7,000,000	6,883,200	6,965,000

Company(1)(2)	Industry	Type of Investment	Maturity	Par Amount	Cost	Fair Value	% of Net Assets(3)
L&S Plumbing Partnership, Ltd.	Construction & Building	Senior Secured First Lien Term Loan LIBOR + 8.500%, 1.000% Floor (5)(7)	2/15/2022	10,849,694	10,849,694	10,980,975	1.6%
				10,849,694	10,849,694	10,980,975
Livingston International Inc.	Transportation: Cargo	Senior Secured Second Lien Term Loan LIBOR + 8.250%, 1.250% Floor (4)(9)	4/17/2020	4,613,287	4,516,047	4,347,100	0.6%
				4,613,287	4,516,047	4,347,100
LTCG Holdings Corp.	Banking, Finance, Insurance & Real Estate	Senior Secured First Lien Term Loan LIBOR + 5.000%, 1.000% Floor (7)	6/6/2020	2,838,571	2,833,930	2,834,314	0.4%
				2,838,571	2,833,930	2,834,314
Magnetite XIX, Limited	Multi-Sector Holdings	Subordinated Notes LIBOR + 7.610% (4)(8)(9)(10)	7/17/2030	2,000,000	1,875,000	1,916,200	0.3%
		Subordinated Notes 5.201% effective yield (5)(8)(9)(10)	7/17/2030	13,730,209	11,822,845	10,925,127	1.6%
				15,730,209	13,697,845	12,841,327
Manna Pro Products, LLC	Consumer Goods: Non-durable	Senior Secured First Lien Term Loan LIBOR + 6.000%, 1.000% Floor (5)(6)(7)	12/8/2023	4,643,750	4,643,750	4,626,360
				4,643,750	4,643,750	4,626,360
Nathan's Famous, Inc.	Beverage & Food	Senior secured first lien notes 6.625% (5)(8)(9)(16)	11/1/2025	4,950,000	4,965,758	4,959,405	0.7%
				4,950,000	4,965,758	4,959,405
New Media Holdings II LLC	Media: Advertising, Printing & Publishing	Senior Secured First Lien Term Loan LIBOR + 6.250%, 1.000% Floor (5)(7)(15)	7/14/2022	13,766,735	13,758,281	13,766,735	2.0%
				13,766,735	13,758,281	13,766,735
Novetta Solutions, LLC	High Tech Industries	Senior Secured Second Lien Term Loan LIBOR + 8.500%, 1.000% Floor (7)	10/16/2023	11,000,000	10,923,646	10,125,500	1.5%
				11,000,000	10,923,646	10,125,500
Oxford Mining Company, LLC	Metals & Mining	Senior Secured First Lien Term Loan LIBOR + 11.500%, 0.750% Floor (4)(5)(14)	12/31/2018	12,973,595	11,685,379	5,215,385	0.8%
		Senior Secured First Lien Term Loan LIBOR + 11.500%, 0.750% Floor (4)(5)(14)	12/31/2018	8,952,138	8,063,161	3,598,760	0.5%
				21,925,733	19,748,540	8,814,145
Path Medical, LLC	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loan LIBOR + 9.500%, 1.000% Floor (4)(5)	10/11/2021	14,610,737	14,215,167	13,719,482	2.0%
		Warrants - 2.09% of outstanding equity (5)(12)		—	669,709	—	0.0%
				14,610,737	14,884,876	13,719,482
PetroChoice Holdings, Inc.	Chemicals, Plastics & Rubber	Senior Secured Second Lien Term Loan LIBOR + 8.750%, 1.000% Floor (4)(5)(13)(15)	9/3/2023	9,000,000	9,000,000	9,000,000	1.3%
				9,000,000	9,000,000	9,000,000
Polymer Solutions Group Holdings, LLC	Chemicals, Plastics & Rubber	Senior Secured First Lien Term Loan LIBOR + 6.250%, 1.000% Floor (5)(7)	6/30/2021	2,455,660	2,455,660	2,462,536	0.4%
				2,455,660	2,455,660	2,462,536
Press Ganey Holdings, Inc	Healthcare & Pharmaceuticals	Senior Secured Second Lien Term Loan LIBOR + 6.500%, 1.000% Floor (7)	10/21/2024	5,842,724	5,930,058	5,866,679	0.9%
				5,842,724	5,930,058	5,866,679
PT Network, LLC	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loan LIBOR + 5.500%, 1.000% Floor (4)(5)(6)	11/30/2021	7,921,094	7,921,094	7,749,310	1.1%
				7,921,094	7,921,094	7,749,310
RateGain Technologies, Inc.	Hotel, Gaming & Leisure	Subordinated Notes (5)(12)	7/31/2020	476,190	476,190	476,190	0.1%
		Subordinated Notes (5)(12)	7/31/2021	476,190	476,190	476,190	0.1%
				952,380	952,380	952,380

Company(1)(2)	Industry	Type of Investment	Maturity	Par Amount	Cost	Fair Value	% of Net Assets(3)
Redwood Services Group, LLC	Services: Business	Senior Secured First Lien Term Loan LIBOR + 6.000%, 1.000% Floor (5)(6)(7)	6/6/2023	12,150,392	12,150,392	12,150,392	1.8%
				12,150,392	12,150,392	12,150,392
Resolute Investment Managers, Inc.	Banking, Finance, Insurance & Real Estate	Senior Secured Second Lien Term Loan LIBOR + 7.500%, 1.000% Floor (4)(5)	4/30/2023	7,950,000	7,902,053	8,102,640	1.2%
				7,950,000	7,902,053	8,102,640
Rhombus Cinema Holdings, LP	Media: Diversified & Production	Preferred Equity 10.000% PIK - 7,449 shares (5)(9)		—	4,584,207	5,183,786	0.8%
		Common Units - 3,163 units (5)(9)(12)		—	3,162,793	1,198,288	0.2%
				—	7,747,000	6,382,074
RMS Holding Company, LLC	Services: Business	Senior Secured First Lien Term Loan LIBOR + 6.000%, 1.000% Floor (4)(5)	11/16/2022	18,323,295	18,323,295	18,323,295	2.7%
		Senior Secured First Lien Term Loan LIBOR + 6.000%, 1.000% Floor (4)(5)(6)	11/16/2022	1,262,593	1,262,593	1,254,993	0.2%
				19,585,888	19,585,888	19,578,288
SavATree, LLC	Environmental Industries	Senior Secured First Lien Term Loan LIBOR + 5.250%, 1.000% Floor (4)(5)(6)	6/2/2022	4,121,173	4,121,173	4,121,173	0.6%
				4,121,173	4,121,173	4,121,173
SFP Holding, Inc.	Construction & Building	Senior Secured First Lien Term Loan LIBOR + 6.250%, 1.000% Floor (4)(5)(6)	9/1/2022	6,695,792	6,695,792	6,695,792	1.0%
		Senior Secured First Lien Term Loan LIBOR + 6.250%, 1.000% Floor (4)(5)(6)	9/1/2022	691,188	691,188	691,188	0.1%
		Equity - 0.94% of outstanding equity (5)(12)		—	491,270	491,270	0.1%
				7,386,980	7,878,250	7,878,250
Shift4 Payments, LLC	Banking, Finance, Insurance & Real Estate	Senior Secured Second Lien Term Loan LIBOR + 8.500%, 1.000% Floor (5)(7)(15)	11/29/2025	9,950,000	9,860,616	9,896,270	1.4%
				9,950,000	9,860,616	9,896,270
Ship Supply Acquisition Corporation	Services: Business	Senior Secured First Lien Term Loan LIBOR + 8.000%, 1.000% Floor (5)(7)(14)	7/31/2020	21,562,500	21,190,536	10,332,750	1.5%
				21,562,500	21,190,536	10,332,750
Simplified Logistics, LLC	Services: Business	Senior Secured First Lien Term Loan LIBOR + 6.500%, 1.000% Floor (4)(5)(6)	2/28/2022	18,715,425	18,715,425	18,666,765	2.7%
				18,715,425	18,715,425	18,666,765
Sizzling Platter, LLC	Hotel, Gaming & Leisure	Senior Secured First Lien Term Loan LIBOR + 7.500%, 1.000% Floor(4)	4/29/2020	15,000,000	15,000,000	15,000,000	2.2%
				15,000,000	15,000,000	15,000,000
SMART Financial Operations, LLC	Retail	Senior Secured First Lien Term Loan LIBOR + 10.000%, 1.000% Floor (5)(6)(7)	11/22/2021	6,800,000	6,800,000	6,803,000	1.0%
		Preferred Equity - 1,000,000 units (5)(9)(12)		1,000,000	1,000,000	1,000,000	0.1%
				7,800,000	7,800,000	7,803,000
Smile Doctors LLC	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loan LIBOR + 6.000%, 1.000% Floor (4)(5)	10/6/2022	8,354,864	8,354,865	8,347,345	1.2%
		Senior Secured First Lien Term Loan LIBOR + 6.000%, 1.000% Floor (4)(5)(6)	10/6/2022	263,669	263,669	258,572	0.0%
				8,618,533	8,618,534	8,605,917
Sound Point CLO XX, Ltd.	Multi-Sector Holdings	Subordinated Notes 13.366% effective yield (5)(8)(9)(10)	7/26/2031	4,489,000	4,072,623	4,072,421	0.6%
				4,489,000	4,072,623	4,072,421
Southwest Dealer Services, Inc.	Automotive	Senior Secured First Lien Term Loan LIBOR + 6.000%, 1.000% Floor (4)(5)	6/2/2022	4,688,404	4,688,404	4,634,956	0.7%

Company(1)(2)	Industry	Type of Investment	Maturity	Par Amount	Cost	Fair Value	% of Net Assets(3)
				4,688,404	4,688,404	4,634,956
SRS Software, LLC	High Tech Industries	Senior Secured First Lien Term Loan LIBOR + 7.000%, 1.000% Floor (4)(5)(6)	2/17/2022	19,207,500	19,207,500	19,399,575	2.8%
				19,207,500	19,207,500	19,399,575
Starfish Holdco, LLC	High Tech Industries	Senior Secured Second Lien Term Loan LIBOR + 9.000%, 1.000% Floor (4)(5)	8/18/2025	4,000,000	3,947,853	4,000,000	0.5%
				4,000,000	3,947,853	4,000,000
TCH-2 Holdings, LLC	Hotel, Gaming & Leisure	Senior Secured Second Lien Term Loan LIBOR + 7.750%, 1.000% Floor (7)	11/6/2021	2,036,364	2,020,757	2,036,364	0.3%
				2,036,364	2,020,757	2,036,364
Team Car Care, LLC	Automotive	Senior Secured First Lien Term Loan LIBOR + 7.000%, 1.000% Floor (5)(7)	2/23/2023	14,577,257	14,577,257	14,632,651	2.1%
				14,577,257	14,577,257	14,632,651
Techniplas, LLC	Automotive	Senior Secured First Lien Notes 10.000% (8)(16)	5/1/2020	6,000,000	6,000,000	5,670,000	0.8%
				6,000,000	6,000,000	5,670,000
The Garretson Resolution Group, Inc.	Services: Business	Senior Secured First Lien Term Loan LIBOR + 6.500%, 1.000% Floor (4)(5)(14)	5/24/2021	9,375,000	9,328,125	3,709,688	0.5%
				9,375,000	9,328,125	3,709,688
The Imagine Group LLC	Media: Advertising, Printing & Publishing	Senior Secured Second Lien Term Loan LIBOR + 8.750%, 1.000% Floor (5)(7)(15)	6/21/2023	8,950,000	8,843,546	8,204,465	1.2%
				8,950,000	8,843,546	8,204,465
The Octave Music Group, Inc.	Media: Diversified & Production	Senior Secured Second Lien Term Loan LIBOR + 8.250%, 1.000% Floor (5)(7)(15)	5/27/2022	7,500,000	7,500,000	7,500,000	1.1%
				7,500,000	7,500,000	7,500,000
Transocean Phoenix 2 Ltd.	Energy: Oil & Gas	Senior Secured First Lien Notes 7.750% (5)(8)(16)	10/15/2024	6,375,000	6,279,380	6,746,025	1.0%
				6,375,000	6,279,380	6,746,025
True Religion Apparel, Inc.	Retail	Senior Secured First Lien Term Loan 10.000%	10/27/2022	182,190	139,957	148,631	0.0%
		Common Stock - 1,964 shares (12)		—	—	—	0.0%
		Warrants - 0.10% of outstanding equity (12)		—	—	—	0.0%
				182,190	139,957	148,631
U.S. Auto Sales Inc.	Banking, Finance, Insurance & Real Estate	Senior Secured Second Lien Term Loan LIBOR + 10.500%, 1.000% Floor (5)(7)(13)	6/8/2020	5,500,000	5,500,000	5,500,000	0.8%
				5,500,000	5,500,000	5,500,000
U.S. Well Services, LLC	Energy: Oil & Gas	Warrants - 2.04% of outstanding equity (12)	2/21/2019	—	173	—	0.0%
				—	173	—
Vail Holdco Corp	Wholesale	Preferred Equity 12.500% PIK - 20,330 shares (5)		—	20,766,643	20,681,900	3.0%
		Preferred Equity - 15,250 shares (5)(12)		—	15,250,000	15,250,000	2.2%
		Warrants - 0.985% of outstanding equity (5)(12)		—	860,357	1,172,806	0.2%
				—	36,877,000	37,104,706
Valence Surface Technologies, Inc.	Aerospace & Defense	Senior Secured First Lien Term Loan LIBOR + 5.500%, 1.000% Floor (4)(5)	6/13/2019	6,025,464	6,022,801	6,025,464	0.9%
				6,025,464	6,022,801	6,025,464
Velocity Pooling Vehicle, LLC	Automotive	Senior Secured First Lien Term Loan LIBOR + 11.000%, 1.000% Floor (4)(5)	4/28/2023	694,375	632,375	631,256	0.1%
		Common units - 4,676 units (5)(12)		—	259,938	259,938	0.0%
		Warrants - 5,591 warrants(5)(12)	3/30/2028	—	310,802	310,803	0.0%
				694,375	1,203,115	1,201,997

Company(1)(2)	Industry	Type of Investment	Maturity	Par Amount	Cost	Fair Value	% of Net Assets(3)
Vertafore, Inc.	High Tech Industries	Senior Secured Second Lien Term Loan LIBOR + 7.250%, 1.000% Floor (4)(5)(15)	7/2/2026	2,000,000	1,980,456	2,013,800	0.3%
				2,000,000	1,980,456	2,013,800
VOYA CLO 2016-2, LTD.	Multi-Sector Holdings	Subordinated Notes 4.624% effective yield (5)(8)(9)(10)	7/19/2028	22,842,661	18,620,850	17,061,184	2.5%
				22,842,661	18,620,850	17,061,184
Walker Edison Furniture Company LLC	Consumer Goods: Durable	Senior Secured First Lien Term Loan LIBOR + 6.500%, 1.000% Floor (4)(5)	9/26/2024	15,000,000	15,000,000	15,000,000	2.2%
		Common units - 2,000 units (5)(12)			2,000,000	2,000,000	0.3%
				15,000,000	17,000,000	17,000,000
Watermill-QMC Midco, Inc.	Automotive	Equity - 2.3% partnership interest (5)(9)(12)		—	902,277	1,215,187	0.2%
				—	902,277	1,215,187
Z Gallerie, LLC	Retail	Senior Secured First Lien Term Loan LIBOR + 6.500%, 1.000% Floor (4)(5)	10/8/2020	4,512,867	4,492,753	3,404,507	0.5%
				4,512,867	4,492,753	3,404,507

Total non-controlled/non-affiliated investments					$847,351,000	$800,173,863	116.3%

Controlled/affiliated investments – 24.4%(17)
1888 Industrial Services, LLC	Energy: Oil & Gas	Senior Secured First Lien Term Loan LIBOR + 5.000%, 1.000% Floor (4)(5)(6)	9/30/2021	1,257,792	1,257,792	1,257,792	0.2%
		Senior Secured First Lien Term Loan LIBOR + 5.000%, 1.000% Floor (4)(5)	9/30/2021	3,144,481	3,144,481	3,144,481	0.5%
		Senior Secured First Lien Term Loan LIBOR + 8.000%, 1.000% Floor, PIK (4)(5)	9/30/2021	7,423,439	6,765,609	6,903,826	1.0%
		Membership Units - 7.55 units (5)(12)		—	—	—	0.0%
				11,825,712	11,167,882	11,306,099
Access Media Holdings, LLC	Media: Broadcasting & Subscription	Senior Secured First Lien Term Loan 10.000% PIK (5)(7)(14)	7/22/2020	7,938,465	7,422,407	5,141,744	0.7%
		Common Stock - 14 units (5) (9) (12)		—	—	—	0.0%
		Preferred Equity - 1,400,000 units (5)(9)(12)		—	1,400,000	—	0.0%
		Preferred Equity - 700,000 units (5)(9)(12)		—	700,000	—	0.0%
		Preferred Equity - 786,000 units (5)(6)(9)(12)		—	786,800	(151,200)	0.0%
				7,938,465	10,309,207	4,990,544
Caddo Investors Holdings 1 LLC	Forest Products & Paper	Equity - 12.250% LLC Interest (5)(9)		—	4,975,000	4,975,000	0.7%
				—	4,975,000	4,975,000
Capstone Nutrition, Inc.	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loan LIBOR + 12.500%, 1.000% Floor, PIK (4)(5)(14)	9/25/2020	22,689,406	15,652,279	9,493,248	1.4%
		Senior Secured First Lien Term Loan LIBOR + 12.500%, 1.000% Floor, PIK (4)(5)(14)	9/25/2020	10,203,328	7,268,839	4,269,072	0.6%
		Senior Secured First Lien Term Loan LIBOR + 12.500%, 1.000% Floor, PIK (4)(5)	9/25/2020	1,682,040	1,682,040	1,682,040	0.2%
		Common Stock - 2,197.8 shares (5)(12)		—	9	—	0.0%
		Common Stock - 3,498.5 shares(5)(12)		—	—	—	0.0%

Company(1)(2)	Industry	Type of Investment	Maturity	Par Amount	Cost	Fair Value	% of Net Assets(3)
		Common Stock - 7,068.3 shares(5)(12)		—	300,002	—	0.0%
				34,574,774	24,903,169	15,444,360
Charming Charlie LLC	Retail	Senior Secured First Lien Term Loan LIBOR + 5.000%, 1.000% Floor, 5.000% PIK (4)(6)	4/24/2023	3,082,088	3,082,088	3,082,088	0.4%
		Senior Secured First Lien Term Loan LIBOR + 1.000%, 1.000% Floor, 9.000% PIK (4)	4/24/2023	3,735,435	2,602,031	1,515,466	0.2%
		Senior Secured First Lien Term Loan 20.000%	5/15/2019	182,617	182,617	182,617	0.0%
		Common Stock - 34,923,249 shares (12)		—	—	—	0.0%
				7,000,140	5,866,736	4,780,171
MCM 500 East Pratt Holdings, LLC	Banking, Finance, Insurance & Real Estate	Equity - 5,000,000 units (9)(12)		—	5,000,000	5,000,000	0.7%
				—	5,000,000	5,000,000
MCM Capital Office Park Holdings LLC	Banking, Finance, Insurance & Real Estate	Equity - 7,500,000 units (9)(12)		—	7,500,000	9,375,000	1.4%
				—	7,500,000	9,375,000
Medley Chiller Holdings LLC	Services: Business	Equity - 85% interest (9)(12)		—	8,627,500	8,498,887	1.2%
				—	8,627,500	8,498,887
Nomida, LLC	Construction & Building	Equity 5,400,000 units (9)(12)		—	4,074,000	3,217,455	0.5%
				—	4,074,000	3,217,455
Sierra Senior Loan Strategy JV I LLC	Multi-Sector Holdings	Equity - 87.5% ownership of SIC Senior Loan Strategy JV I LLC (9)		92,050,000	92,050,000	86,923,244	12.6%
				92,050,000	92,050,000	86,923,244
TwentyEighty, Inc.	Services: Business	Senior Secured First Lien Term Loan LIBOR + 4.000%, 1.000% Floor, 4.000% PIK (4)(6)	3/31/2020	6,902,938	6,902,938	6,812,509	1.0%
		Senior Secured First Lien Term Loan 0.250%, 8.750% PIK (4)	3/31/2020	6,538,007	6,202,484	5,846,286	0.8%
		Senior Secured First Lien Term Loan LIBOR + 8.000%, 1.000% Floor (4)(6)	3/31/2020	360,433	358,732	360,433	0.1%
		Common Units - 58,098 units (12)		—	—	—	0.0%
				13,801,378	13,464,154	13,019,228

Total controlled/affiliated investments					$187,937,648	$167,529,988	24.4%

Money market fund – 3.7%					—	800,173,863
Federated Institutional Prime Obligations Fund (18)		Money Market 1.890%		25,390,752	25,390,752	25,390,752	3.7%
Total money market fund					$25,390,752	$25,390,752

Derivative instrument - long exposure					Notional Amount	Unrealized Appreciation/(Depreciation)
Total return swap with Citibank, N.A. (Note 5)		Total Return Swap			166,168,875	(1,984,339)
Total derivative instrument - long exposure					$166,168,875	$(1,984,339)

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

(2)	Unless otherwise indicated, all securities are valued using significant unobservable inputs, which are categorized as Level 3 assets under the definition of ASC 820 fair value hierarchy.

(3)	Percentage is based on net assets of $687,862,214 as of September 30, 2018.

(4)	The interest rate on these loans is subject to a base rate plus 3 Month “3M” LIBOR, which at September 30, 2018 was 2.40%. The interest rate is subject to a minimum LIBOR floor.

(5)	An affiliated fund that is managed by an affiliate of SIC Advisors LLC also holds an investment in this security.

(6)	The investment has an unfunded commitment as of September 30, 2018. For further details see Note 11. Fair value includes an analysis of the unfunded commitment.

(7)	The interest rate on these loans is subject to a base rate plus 1 Month "1M" LIBOR, which at September 30, 2018 was 2.26%. The interest rate is subject to a minimum LIBOR floor.

(8)
Securities are exempt from registration under Rule 144A of the Securities Act of 1933. These securities represent a fair value of $95,369,645 or 13.9% of net assets as of September 30, 2018 and are considered restricted.

(9)
The investment is not a qualifying asset as defined under Section 55(a) of the Investment Company Act of 1940 (the "1940 Act"). Non-qualifying assets represent 22.2% of the Company's portfolio at fair value.

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

(11)	The interest rate on these loans is subject to a base rate plus a spread. The base rate in effect at September 30, 2018 was the Prime Rate of 5.25%.

(12)	Security is non-income producing.

(13)	A portion of this investment was sold via a participation agreement. The listed amount is the portion retained by Sierra Income Corporation.

(14)	The investment was on non-accrual status as of September 30, 2018.

(15)
Security is also held in the underlying portfolio of the total return swap with Citibank, N.A. (see Note 5). The Company's total exposure to CPI International, Inc., Imagine! Print Solutions, Inc., Keystone Acquisition Corp., New Media Holdings II, LLC, PetroChoice Holdings, LLC, Shift4 Payments, LLC, The Octave Music Group, Inc., and Vertafore, Inc. is $13,931,145 or 2.0%, $14,070,215 or 2.1%, $8,795,232 or 1.3%. $14,643,589 or 2.1%, $13,924,051 or 2.0%, $12,321,831 or 1.8%, $8,443,775 or 1.2% and $4,998,800 or 0.7%, respectively, of Net Assets as of September 30, 2018.

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

(18)	Represents securities in Level 1 in the ASC 820 table (see Note 4).

The following is a summary of the TRS reference assets as of September 30, 2018:

Company(1)	Industry	Type of Investment	Maturity	Par Amount	Notional Amount(2)	Fair Value	Unrealized Appreciation/ (Depreciation)
AP Gaming I, LLC	Hotel, Gaming & Leisure	Senior Secured First Lien Term Loans LIBOR + 4.250%, 1.000% Floor(4)	2/15/2024	$5,028,164	$5,018,264	$5,053,305	$35,041
Asurion, LLC	Banking, Finance, Insurance & Real Estate	Senior Secured Second Lien Term Loans LIBOR + 6.500%, 1.000% Floor(4)	8/4/2025	5,400,000	5,511,375	5,508,000	(3,375)
Asurion, LLC	Banking, Finance, Insurance & Real Estate	Senior Secured First Lien Term Loans LIBOR + 3.000%, 1.000% Floor(4)	11/4/2024	4,000,000	3,980,000	4,025,640	45,640
BCPE Eagle Buyer LLC	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loans LIBOR + 4.250%, 1.000% Floor(4)	3/18/2024	4,937,500	4,888,125	4,851,094	(37,031)
BW NHHC Holdco Inc.	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loans LIBOR + 5.000%(4)	5/15/2025	3,600,000	3,546,000	3,534,768	(11,232)
Comfort Holding, LLC	Consumer Goods: Durable	Senior Secured First Lien Term Loans LIBOR + 4.750%, 1.000% Floor(4)	2/5/2024	7,909,975	7,808,432	7,613,351	(195,081)
CPI Holdco, LLC	Capital Equipment	Senior Secured First Lien Term Loans LIBOR + 3.500%, 1.000% Floor(5)	3/21/2024	4,930,192	4,905,541	4,933,298	27,757
CPI International, Inc.	Aerospace & Defense	Senior Secured First Lien Term Loans LIBOR + 3.500%, 1.000% Floor(4)	7/26/2024	3,970,000	3,970,000	3,970,000	—
CRCI Longhorn Holdings, Inc.	Services: Business	Senior Secured First Lien Term Loans LIBOR + 3.500%	8/8/2025	3,000,000	2,985,000	3,005,640	20,640
CT Technologies Intermediate Holdings, Inc.	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loans LIBOR + 4.250%, 1.000% Floor(4)	12/1/2021	987,277	967,532	961,115	(6,417)
Deliver Buyer, Inc.	Capital Equipment	Senior Secured First Lien Term Loans LIBOR + 5.000%, 1.000% Floor(5)	5/1/2024	6,012,067	5,988,176	5,997,037	8,861
Fieldwood Energy LLC	Energy: Oil & Gas	Senior Secured First Lien Term Loans LIBOR + 5.250%, 1.000% Floor(4)	4/11/2022	1,222,222	1,100,000	1,227,417	127,417
GC EOS Buyer, Inc.	Automotive	Senior Secured First Lien Term Loans LIBOR + 4.500%, 1.000% Floor(4)	8/1/2025	3,000,000	2,970,000	2,970,000	—
Highline Aftermarket Acquisitions, LLC	Automotive	Senior Secured First Lien Term Loans LIBOR + 3.500%, 1.000% Floor(4)	4/26/2025	1,764,706	1,760,294	1,767,882	7,588
Imagine! Print Solutions, LLC	Media: Advertising, Printing & Publishing	Senior Secured First Lien Term Loans LIBOR + 4.750%, 1.000% Floor(4)	6/21/2022	5,925,000	5,865,750	5,592,608	(273,142)
Iqor US Inc.	Services: Business	Senior Secured First Lien Term Loans LIBOR + 5.000%, 1.000% Floor(5)	4/1/2021	4,486,404	4,396,676	4,176,079	(220,597)

Company(1)	Industry	Type of Investment	Maturity	Par Amount	Notional Amount(2)	Fair Value	Unrealized Appreciation/ (Depreciation)
Keystone Acquisition Corp.	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loans LIBOR + 5.250%, 1.000% Floor(4)	5/1/2024	1,830,232	1,830,232	1,821,081	(9,151)
Kingpin Intermediate Holdings LLC	Hotel, Gaming & Leisure	Senior Secured First Lien Term Loans LIBOR + 3.500%, 1.000% Floor(4)	7/3/2024	4,455,006	4,435,219	4,480,088	44,869
KNB Holdings Corporation	Consumer Goods: Durable	Senior Secured First Lien Term Loans LIBOR + 5.500%, 1.000% Floor(6)	4/26/2024	2,283,575	2,258,878	2,265,763	6,885
Kronos Incorporated	Services: Business	Senior Secured Second Lien Term Loans LIBOR + 8.250%, 1.000% Floor(3)(5)	11/1/2024	2,000,000	1,980,000	2,040,720	60,720
LifeMiles Ltd.	Services: Consumer	Senior Secured First Lien Term Loans LIBOR + 5.500%, 1.000% Floor(3)(5)	8/18/2022	4,578,750	4,532,963	4,601,644	68,681
Lightstone Holdco LLC	Utilities: Electric	Senior Secured First Lien Term Loans LIBOR + 3.750%, 1.000% Floor(4)	1/30/2024	224,885	221,550	223,234	1,684
Lightstone Holdco LLC	Utilities: Electric	Senior Secured First Lien Term Loans LIBOR + 3.750%, 1.000% Floor(4)	1/30/2024	4,187,072	4,124,993	4,156,339	31,346
Liquidnet Holdings, Inc.	Banking, Finance, Insurance & Real Estate	Senior Secured First Lien Term Loans LIBOR + 3.750%, 1.000% Floor(4)	7/15/2024	2,850,000	2,821,500	2,855,358	33,858
Loparex International B.V.	Containers, Packaging & Glass	Senior Secured First Lien Term Loans LIBOR + 4.250%, 1.000% Floor(3)(5)	4/11/2025	1,333,333	1,326,666	1,346,666	20,000
MH SUB I, LLC	Services: Consumer	Senior Secured Second Lien Term Loans LIBOR + 7.500%, 1.000% Floor(4)	9/15/2025	3,925,000	3,930,188	3,949,728	19,540
MH SUB I, LLC	Services: Consumer	Senior Secured First Lien Term Loans LIBOR + 3.750%(4)	9/13/2024	3,582,975	3,580,022	3,605,548	25,526
Midcoast Energy, LLC	Energy: Oil & Gas	Senior Secured First Lien Term Loans LIBOR + 5.500%, 1.000% Floor(4)	8/1/2025	1,000,000	990,000	1,001,250	11,250
Midwest Physician Administrative Services, LLC	Healthcare & Pharmaceuticals	Senior Secured Second Lien Term Loans LIBOR + 7.000%, 0.750% Floor(4)	8/15/2025	3,950,000	3,910,500	3,912,475	1,975
New Media Holdings II LLC	Media: Advertising, Printing & Publishing	Senior Secured First Lien Term Loans LIBOR + 6.250%, 1.000% Floor(4)	7/14/2022	874,667	876,854	874,667	(2,187)
Nine West Holdings, Inc.	Consumer Goods: Non-durable	Senior Secured First Lien Term Loans LIBOR + 3.750%, 1.000% Floor(4)	10/8/2019	2,212,649	2,207,117	2,153,637	(53,480)
Petco Animal Supplies, Inc.	Retail	Senior Secured First Lien Term Loans LIBOR + 3.250%, 1.000% Floor(5)	1/26/2023	6,787,379	6,690,975	5,491,872	(1,199,103)
PetroChoice Holdings, Inc.	Chemicals, Plastics & Rubber	Senior Secured First Lien Term Loans LIBOR + 5.000%, 1.000% Floor(4)	8/22/2022	4,924,051	4,924,051	4,924,051	—
Pre-Paid Legal Services, Inc.	Services: Consumer	Senior Secured First Lien Term Loans LIBOR + 3.250%,(4)	5/1/2025	2,820,000	2,805,900	2,834,100	28,200
Preferred Proppants, LLC	Energy: Oil & Gas	Senior Secured First Lien Term Loans LIBOR + 5.750%, 1.000% Floor(4)	7/27/2020	5,903,303	5,593,379	5,593,379	—
Project Silverback Holdings Corp.	High Tech Industries	Senior Secured First Lien Term Loans LIBOR + 3.500%, 1.000% Floor(4)	8/21/2024	4,962,500	4,950,094	4,495,181	(454,913)
Rough Country, LLC	Automotive	Senior Secured First Lien Term Loans LIBOR + 3.750%, 1.000% Floor(4)	5/25/2023	2,854,695	2,840,422	2,858,406	17,984
Shift4 Payments, LLC	Banking, Finance, Insurance & Real Estate	Senior Secured First Lien Term Loans LIBOR + 4.500%, 1.000% Floor(5)	11/29/2024	2,437,750	2,425,561	2,437,750	12,189
Silversea Cruise Holding, Ltd.	Hotel, Gaming & Leisure	Senior Secured First Lien Notes 7.250%	2/1/2025	1,250,000	1,261,250	1,357,813	96,563
Sungard Availability Services Capital, Inc.	Services: Business	Senior Secured First Lien Term Loans LIBOR + 7.000%, 1.000% Floor(4)	9/30/2021	7,829,403	7,796,680	7,235,699	(560,981)
Tensar Corporation	Capital Equipment	Senior Secured First Lien Term Loans LIBOR + 4.750%, 1.000% Floor(5)	7/9/2021	8,900,187	8,811,185	8,766,684	(44,501)

Company(1)	Industry	Type of Investment	Maturity	Par Amount	Notional Amount(2)	Fair Value	Unrealized Appreciation/ (Depreciation)
The KeyW Corporation	Aerospace & Defense	Senior Secured First Lien Term Loans LIBOR + 4.500%, 1.000% Floor(4)	5/8/2024	905,814	901,285	897,118	(4,167)
The Octave Music Group, Inc.	Media: Diversified & Production	Senior Secured First Lien Term Loans LIBOR + 4.750%, 1.000% Floor(4)	5/28/2021	937,913	943,775	937,913	(5,862)
TravelCLICK, Inc.	Hotel, Gaming & Leisure	Senior Secured First Lien Term Loans LIBOR + 3.500%, 1.000% Floor(4)	5/6/2021	2,658,013	2,658,013	2,654,026	(3,987)
United Road Services, Inc.	Transportation: Cargo	Senior Secured First Lien Term Loans LIBOR + 5.250%, 1.000% Floor(4)	9/1/2024	1,906,125	1,896,594	1,906,125	9,531
Vertafore, Inc.	High Tech Industries	Senior Secured First Lien Term Loans LIBOR + 3.250%, 1.000% Floor(4)	7/2/2025	3,000,000	2,985,000	3,012,000	27,000
YRC Worldwide Inc.	Transportation: Cargo	Senior Secured First Lien Term Loans LIBOR + 8.500%, 1.000% Floor(4)	7/26/2022	3,937,797	3,996,864	3,998,833	1,969
Total				$167,476,581	$166,168,875	$163,876,382	$(2,292,493)
Total accrued interest income, net of expenses							308,154
Total unrealized depreciation on TRS							$(1,984,339)

(1)	All investments are domiciled in the United States.

(2)	Represents the cost of an investment in which the TRS is referenced.

(3)	The investment is not a qualifying asset as defined under Section 55(a) of the 1940 Act.

(4)	The interest rate on these loans is subject to a base rate plus 1 Month (“1M”) LIBOR, which at September 30, 2018 was 2.26%. The interest rate is subject to a minimum LIBOR floor.

(5)	The interest rate on these loans is subject to a base rate plus 3 Month (“3M”) LIBOR, which at September 30, 2018 was 2.40%. The interest rate is subject to a minimum LIBOR floor.

(6)	The interest rate on these loans is subject to a base rate plus 6 Month (“6M”) LIBOR, which at September 30, 2018 was 2.60%. The interest rate is subject to a minimum LIBOR floor.

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

(18)	Represents securities in Level 1 in the ASC 820 table (see Note 4).
(19)	The interest rate on these loans is subject to a base rate plus a spread. The base rate in effect at December 31, 2018 was the Prime Rate of 4.500%.

The following is a summary of the TRS reference assets as of December 31, 2017:

Company(1)	Industry	Type of Investment	Maturity	Par Amount	Notional Amount(2)	Fair Value	Unrealized Appreciation/ (Depreciation)
AP Gaming I, LLC	Hotel, Gaming & Leisure	Senior Secured First Lien Term Loan LIBOR + 5.500%, 1.000% Floor(4)	2/15/2024	$4,565,000	$4,555,025	$4,596,407	$41,382
Amplify Snack Brands, Inc.	Beverage & Food	Senior Secured First Lien Term Loan LIBOR + 5.500%, 1.000% Floor(4)	9/4/2023	1,358,684	1,345,098	1,351,347	6,250
AmWINS Group, Inc.	Banking, Finance, Insurance & Real Estate	Senior Secured Second Lien Term Loan LIBOR + 6.750%, 1.000% Floor(4)	1/25/2025	4,000,000	3,970,000	4,038,000	68,000
Anaren, Inc.	Aerospace & Defense	Senior Secured First Lien Term Loan LIBOR + 4.500%, 1.000% Floor(6)	2/18/2021	4,610,439	4,564,335	4,610,439	46,104
Atrium Innovations, Inc.	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loan LIBOR + 3.250%, 1.000% Floor(3)(6)	2/15/2021	4,961,819	4,955,617	4,974,224	18,607
BCPE Eagle Buyer LLC	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loan LIBOR + 4.250%, 1.000% Floor(4)	3/18/2024	4,975,000	4,925,250	4,850,625	(74,625)
Brand Energy & Infrastructure Services, Inc.	Construction & Building	Senior Secured First Lien Term Loan LIBOR + 4.250%, 1.000% Floor(6)	6/17/2024	5,985,000	6,013,671	6,004,451	(9,220)
Comfort Holding, LLC	Consumer Goods: Durable	Senior Secured First Lien Term Loan LIBOR + 4.750%, 1.000% Floor(4)	2/5/2024	6,965,000	6,895,350	6,281,594	(613,756)
Comfort Holding, LLC	Consumer Goods: Durable	Senior Secured Second Lien Term Loan LIBOR + 10.000%, 1.000% Floor(4)	2/3/2025	1,500,000	1,440,000	1,266,900	(173,100)
CPI Holdco, LLC	Capital Equipment	Senior Secured First Lien Term Loan LIBOR + 3.500%, 1.000% Floor(6)	7/26/2024	3,960,031	3,940,230	3,989,731	49,500
CPI International, Inc.	Aerospace & Defense	Senior Secured First Lien Term Loan LIBOR + 3.500%, 1.000% Floor(4)	7/26/2024	4,000,000	4,000,000	4,023,320	23,320
CT Technologies Intermediate Holdings, Inc.	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loan LIBOR + 4.250%, 1.000% Floor(4)	12/1/2021	994,911	975,013	994,911	19,898
Fieldwood Energy LLC	Energy: Oil & Gas	Senior Secured First Lien Term Loan LIBOR + 7.000%, 1.000% Floor(6)	8/31/2020	1,222,222	1,100,000	1,100,000	—
Fieldwood Energy LLC	Energy: Oil & Gas	Senior Secured First Lien Term Loan LIBOR + 7.125%, 1.250% Floor(6)	9/30/2020	1,650,000	1,641,125	1,133,006	(508,119)
Fieldwood Energy LLC	Energy: Oil & Gas	Senior Secured Second Lien Term Loan LIBOR + 7.125%, 1.250% Floor(6)	9/30/2020	2,596,305	2,676,375	832,973	(1,843,402)

Company(1)	Industry	Type of Investment	Maturity	Par Amount	Notional Amount(2)	Fair Value	Unrealized Appreciation/ (Depreciation)
Imagine! Print Solutions, LLC	Media: Advertising, Printing & Publishing	Senior Secured First Lien Term Loan LIBOR + 4.750%, 1.000% Floor(6)	6/21/2022	5,970,000	5,910,300	5,910,300	—
Iqor US Inc.	Services: Business	Senior Secured First Lien Term Loan LIBOR + 5.000%, 1.000% Floor(6)	4/1/2021	4,521,363	4,430,936	4,484,649	53,714
Keystone Acquisition Corp.	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loan LIBOR + 5.250%, 1.000% Floor(6)	5/1/2024	1,844,063	1,844,063	1,853,283	9,220
Kingpin Intermediate Holdings LLC	Hotel, Gaming & Leisure	Senior Secured First Lien Term Loan LIBOR + 4.250%, 1.000% Floor(6)	7/3/2024	3,987,500	3,967,563	4,027,375	59,813
KNB Holdings Corporation	Consumer Goods: Durable	Senior Secured First Lien Term Loan LIBOR + 5.500%, 1.000% Floor(6)	4/26/2024	2,950,000	2,912,375	2,957,375	45,000
Kronos Incorporated	Services: Business	Senior Secured Second Lien Term Loan LIBOR + 8.250%, 1.000% Floor(3)(6)	11/1/2024	2,000,000	1,980,000	2,073,000	93,000
LifeMiles Ltd.	Services: Consumer	Senior Secured First Lien Term Loan LIBOR + 5.500%, 1.000% Floor(3)(6)	8/18/2022	4,950,000	4,900,500	4,900,500	—
Lighthouse Network, LLC	Banking, Finance, Insurance & Real Estate	Senior Secured First Lien Term Loan LIBOR + 4.500%, 1.000% Floor(4)	11/29/2024	2,450,000	2,437,750	2,437,750	—
Lightstone HoldCo LLC	Utilities: Electric	Senior Secured First Lien Term Loan LIBOR + 4.500%, 1.000% Floor(4)	1/30/2024	2,965,000	2,905,700	2,975,822	70,122
Liquidnet Holdings, Inc.	Banking, Finance, Insurance & Real Estate	Senior Secured First Lien Term Loan LIBOR + 4.250%, 1.000% Floor(4)	7/15/2024	2,962,500	2,932,875	2,969,906	37,031
MH SUB I, LLC	Services: Consumer	Senior Secured Second Lien Term Loan LIBOR + 7.500%, 1.000% Floor(6)	9/15/2025	1,950,000	1,930,500	1,918,215	(12,285)
MH SUB I, LLC	Services: Consumer	Senior Secured First Lien Term Loan LIBOR + 3.750%, 1.000% Floor(6)	9/13/2024	1,600,000	1,592,000	1,603,600	11,600
Midwest Physician Administrative Services, LLC	Healthcare & Pharmaceuticals	Senior Secured Second Lien Term Loan LIBOR + 7.000%, 1.000% Floor(6)	8/15/2025	3,950,000	3,910,500	3,910,500	—
MPH Acquisition Holdings LLC	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loan LIBOR + 3.000%, 1.000% Floor(6)	6/7/2023	4,721,347	4,707,708	4,727,909	20,201
Neustar, Inc.	High Tech Industries	Senior Secured First Lien Term Loan LIBOR + 3.750%, 1.000% Floor(6)	8/8/2024	2,000,000	1,990,000	2,016,000	26,000
Neustar, Inc.	High Tech Industries	Senior Secured Second Lien Term Loan LIBOR + 8.000%, 1.000% Floor(6)	8/8/2025	1,000,000	985,000	1,009,060	24,060
New Media Holdings II LLC	Media: Advertising, Printing & Publishing	Senior Secured First Lien Term Loan LIBOR + 6.250%, 1.000% Floor(4)	7/14/2022	945,201	947,564	945,201	(2,363)
Nine West Holdings, Inc.	Consumer Goods: Non-durable	Senior Secured First Lien Term Loan LIBOR + 3.750%, 1.000% Floor(6)	10/8/2019	5,758,716	5,744,319	5,151,172	(593,148)
Petco Animal Supplies, Inc.	Retail	Senior Secured First Lien Term Loan LIBOR + 3.000%, 1.000% Floor(6)	1/26/2023	8,854,974	8,717,521	6,663,368	(2,054,154)
PetroChoice Holdings, Inc.	Chemicals, Plastics & Rubber	Senior Secured First Lien Term Loan LIBOR + 5.000%, 1.000% Floor(5)	8/22/2022	4,962,025	4,962,025	4,962,025	—
Rough Country, LLC	Automotive	Senior Secured First Lien Term Loan LIBOR + 4.500%, 1.000% Floor(4)	5/25/2023	2,798,723	2,770,735	2,786,968	16,233
SESAC Holdco II LLC	Media: Broadcasting & Subscription	Senior Secured Second Lien Term Loan LIBOR + 7.250%, 1.000% Floor(4)	2/24/2025	2,000,000	1,980,000	1,965,000	(15,000)
Silversea Cruise Finance Ltd.	Hotel, Gaming & Leisure	Senior Secured First Lien Notes 7.250%(4)	2/1/2025	1,000,000	1,000,000	1,077,500	77,500
Sparta Systems, Inc.	High Tech Industries	Senior Secured First Lien Term Loan LIBOR + 4.000%, 1.000% Floor(6)	8/21/2024	5,000,000	4,987,500	5,037,500	50,000

Company(1)	Industry	Type of Investment	Maturity	Par Amount	Notional Amount(2)	Fair Value	Unrealized Appreciation/ (Depreciation)
Sungard Availability Services Capital Inc.	Services: Business	Senior Secured First Lien Term Loan LIBOR + 7.000%, 1.000% Floor(4)	9/30/2021	7,989,438	7,956,046	7,330,309	(625,737)
TCH-2 Holdings, LLC	Hotel, Gaming & Leisure	Senior Secured First Lien Term Loan LIBOR + 4.000%, 1.250% Floor(4)	5/6/2021	3,185,696	3,168,764	3,200,032	31,268
Tensar Corporation	Capital Equipment	Senior Secured First Lien Term Loan LIBOR + 4.750%, 1.000% Floor(4)	7/9/2021	11,114,962	11,003,812	10,781,513	(222,299)
The Octave Music Group, Inc.	Media: Diversified & Production	Senior Secured First Lien Term Loan LIBOR + 4.750%, 1.000% Floor(4)	5/28/2021	945,165	951,073	945,165	(5,907)
tronc, Inc.	Media: Advertising, Printing & Publishing	Senior Secured First Lien Term Loan LIBOR + 4.750%, 1.000% Floor(3)(4)	8/4/2021	6,611,111	6,545,000	6,660,694	115,694
United Road Services, Inc.	Transportation: Cargo	Senior Secured First Lien Term Loan LIBOR + 5.250%, 1.000% Floor(4)	9/1/2024	1,950,000	1,940,250	1,940,250	—
US Shipping Partners LP	Transportation: Cargo	Senior Secured First Lien Term Loan LIBOR + 4.250%, 1.000% Floor	6/26/2021	1,688,831	1,676,165	1,486,171	(189,993)
VCVH Holding Corp.	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loan LIBOR + 5.000%, 1.000% Floor(6)	6/1/2023	987,500	977,625	991,648	14,023
Veresen Midstream Limited Partnership	Energy: Oil & Gas	Senior Secured First Lien Term Loan LIBOR + 3.000%, 1.000% Floor(3)(6)	3/31/2022	2,962,025	2,926,185	2,982,019	55,834
Wink Holdco, Inc.	Banking, Finance, Insurance & Real Estate	Senior Secured First Lien Term Loan LIBOR + 3.000%, 1.000% Floor(6)	12/2/2024	2,000,000	1,995,000	2,008,760	13,760
Wink Holdco, Inc.	Banking, Finance, Insurance & Real Estate	Senior Secured Second Lien Term Loan LIBOR + 6.750%, 1.000% Floor(6)	12/1/2025	2,950,000	2,935,250	2,935,250	—
Total				$176,870,551	$175,519,693	$169,673,718	$(5,845,975)
Total accrued interest income, net of expenses							491,107
Total unrealized depreciation on TRS							$(5,354,868)

(1)	All investments are domiciled in the United States.

(2)	Represents the cost of an investment in which the TRS is referenced.

(3)	The investment is not a qualifying asset as defined under the 1940 Act.

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
September 30, 2018
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

On April 17, 2012, the Company successfully reached its minimum escrow requirement and officially commenced operations by issuing 1,108,033 shares of common stock to SIC Advisors for gross proceeds of $10,000,000. On July 2, 2018, the Company’s board of directors determined to terminate the Company’s offering effective as of July 31, 2018. As of September 30, 2018, the Company has sold a total of 97,546,600 shares of common stock, which includes shares issued as part of the distribution reinvestment plan (see Note 13), for total gross proceeds of $1.0 billion, which includes the shares sold to SIC Advisors. The proceeds from the issuance of common stock are presented in the Company’s consolidated statements of changes in net assets and consolidated statements of cash flows and are presented net of selling commissions and dealer manager fees.

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

Agreements and Plan of Mergers
On August 9, 2018 the Company entered into definitive agreements to acquire Medley Capital Corporation (NYSE/TASE: MCC, “MCC”) and Medley Management Inc.(NYSE: MDLY, “MDLY”). Pursuant to the Agreement and Plan of Merger by and between MCC and the Company, MCC will merge with and into the Company, with the Company as the surviving entity. MCC shareholders will receive 0.805 shares of the Company’s common stock for each share of MCC common stock they hold.

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

As a condition to closing, the Company’s common stock will be listed to trade on the New York Stock Exchange and the Tel Aviv Stock Exchange. The mergers are cross conditioned upon each other and are subject to approval by the shareholders of the Company, MCC and Medley, regulators, including the SEC, other customary closing conditions and third party consents. Accordingly, we can provide no assurance that the mergers will be completed, that the mergers will not be delayed or that the terms of the mergers will not change.

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

Offering Costs
Offering costs incurred directly by the Company are expensed in the period incurred. During the quarter ended September 30, 2018, as a result of its termination of the offering effective as of July 31, 2018, the Company recorded a receivable from SC Distributors LLC in prepaid expenses and other assets on the consolidated statements of operations and reversal of $809,469 of offering costs associated with underwriting activity, in excess of Financial Industry Regulatory Authority, Inc. (“FINRA”) Rule 2310.

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

Deferred Transaction Costs
Transaction costs, incurred in connection with the Mergers by and among the Company, MCC, MDLY and Merger Sub (see Note 1), are deferred until the termination or closing of the Mergers in accordance with ASC 946-320, “Financial Services – Investment Companies – Investments – Debt and Equity Securities.”

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

The Company holds debt investments that contain a payment-in-kind (PIK) interest provision. PIK interest, which represents contractually deferred interest added to the investment balance that is generally due at maturity, is recorded on an accrual basis to the extent such amounts are expected to be collected. PIK interest is not accrued if the Company does not expect the issuer to be able to pay all principal and interest when due. For the three and nine months ended September 30, 2018, the Company earned PIK interest of $922,929 and $2,366,828, respectively. For the three and nine months ended September 30, 2017, the Company earned PIK interest of $1,574,504 and $4,432,952, respectively.

Investment transactions are accounted for on a trade-date basis. Realized gains or losses on investments are measured by the difference between the net proceeds from the disposition and the amortized cost basis of investment, without regard to unrealized gains or losses previously recognized. For the three and nine months ended September 30, 2018, the Company recognized realized losses on investments of $18,551,535 and $45,332,926, respectively, related to certain non-cash restructuring transactions, which are recorded on the consolidated statements of operations as a component of net realized gain/(loss) from non-controlled/non-affiliated investments. For the three and nine months ended September 30, 2017, the Company recognized realized losses on investments of $5,469,025 and $16,230,521, respectively, related to certain non-cash restructuring transactions, which are recorded on the consolidated statements of operations as a component of net realized gain/(loss) from non-controlled/non-affiliated investments.The Company reports changes in fair value of investments that are measured at fair value as a component of the net change in unrealized appreciation/(depreciation) on investments in the consolidated statements of operations. For total return swap transactions (see Note 5), periodic payments are received or made at the end of each settlement period, but prior to settlement are recorded as realized gains or losses on total return swap in the consolidated statements of operations.

Management reviews all loans that become 90 days or more past due on principal and interest or when there is reasonable doubt that principal or interest will be collected for possible placement on management's designation of non-accrual status. Accrued interest is generally reserved when a loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment regarding collectability. Loans on non-accrual status are restored to accrual status when past due principal and interest is paid and, in management’s judgment, are likely to remain current, although the Company may make exceptions to this general rule if the loan has sufficient collateral value and is in the process of collection. As of September 30, 2018, eight portfolio companies were on non-accrual status with a cost of $92,120,693, or 8.9% of the cost of the Company's portfolio, and a fair value of $45,103,858, or 4.7% of the fair value of the Company's portfolio. As of December 31, 2017, eight portfolio companies were on non-accrual status with a cost of $85,350,257, or 7.6% of the cost of the Company's portfolio, and a fair value of $27,848,048, or 2.6% of the fair value of the Company's portfolio.

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

Fair Value of Financial Instruments

The carrying amounts of certain of the Company’s financial instruments, including cash and cash equivalents and accounts payable and accrued expenses, approximate fair value due to their short-term nature. The carrying amounts and fair values of the Company’s long-term obligations are discussed in Note 4.

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

The Taxable Subsidiaries accrue income taxes payable based on the applicable corporate rates on the unrealized gains generated by the investments held by the Taxable Subsidiaries. As of September 30, 2018 and December 31, 2017, the Company recorded a deferred tax liability of $594,903 and $291,454, respectively, on the consolidated statements of assets and liabilities. The change in deferred tax liabilities is included as a component of net realized and unrealized gain/(loss) on investments on the consolidated statements of operations. On December 22, 2017, the United States enacted tax reform legislation through the Tax Cuts and Jobs Act, which significantly changes the existing U.S. tax laws, including a reduction in the corporate tax rate from 35% to 21%, a move from a worldwide tax system to a territorial system, as well as other changes. The Company's Taxable Subsidiaries provisional tax will be based on the new federal corporate tax rate of 21% for the tax year 2018. This estimate incorporates assumptions made based on the Taxable Subsidiaries' current interpretation of the Tax Act and may change, possibly materially, as the Company completes its analysis and receives additional clarification and implementation guidance.

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

The Company accounts for income taxes in conformity with ASC Topic 740 - Income Taxes (“ASC 740”). ASC 740 provides guidelines for how uncertain tax positions should be recognized, measured, presented and disclosed in financial statements. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions deemed to meet the “more-likely-than-not” threshold would be recorded as a tax benefit or expense in the current period. The Company recognizes interest and penalties, if any, related to unrecognized tax benefits as income tax expense in the consolidated statements of operations. There were no interest or penalties due to material uncertain income tax positions at September 30, 2018 and 2017.

The following table reflects, for U.S. federal income tax purposes, the sources of the cash distributions that the Company has paid on its common stock for the nine months ended September 30, 2018 and 2017:

	Nine Months Ended September 30, 2018		Nine Months Ended September 30, 2017
Source of Distribution	Distribution Amount	Percentage	Distribution Amount	Percentage
Ordinary income	$46,592,535	100.0%	$46,082,836	100.0%
Net realized gain	—	—	—	—
Return of capital	—	—	—	—
Distributions on a tax basis	$46,592,535	100.0%	$46,082,836	100.0%

As of September 30, 2018, for federal income tax purposes, the aggregate gross unrealized appreciation and depreciation is $6,524,457 and $73,819,602, respectively. As of September 30, 2018, net unrealized depreciation is $67,295,145 based on a tax basis cost of $1,034,998,996.

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

In October 2018, the SEC adopted amendments (the “Amendments”) to certain disclosure requirements that have become redundant, duplicative, overlapping, outdated, or superseded, in light of other SEC disclosure requirements, U.S. GAAP requirements, or changes in the information environment. In part, the Amendments require an investment company to present distributable earnings in total, rather than showing the three components of distributable earnings. The compliance date for the Amendments is for all filings on or after November 5, 2018. Management has adopted the Amendments and included the required disclosures in the Company’s consolidated financial statements.

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820) - Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement. ASU 2018-13 eliminates, adds and modifies certain disclosure requirements for fair value measurements. This guidance is effective for the Company on January 1, 2020 and early adoption is permitted. The Company is currently assessing the potential impact of this guidance to the fair value disclosures.”

Note 3. Investments
The following table shows the amortized cost and the fair value of the Company’s portfolio investments as of September 30, 2018:

	Amortized Cost	Percentage	Fair Value	Percentage
Senior secured first lien term loans	$542,668,377	52.5%	$490,827,045	50.7%
Senior secured second lien term loans	183,228,275	17.7	181,402,052	18.7
Senior secured first lien notes	44,964,754	4.3	42,907,397	4.4
Subordinated notes	80,120,917	7.7	77,314,524	8.0
Sierra Senior Loan Strategy JV I LLC	92,050,000	8.9	86,923,244	9.0
Equity/warrants	92,256,325	8.9	88,329,589	9.1
Total	$1,035,288,648	100.0%	$967,703,851	100.0%

The following table shows the amortized cost and the fair value of the Company’s portfolio investments as of December 31, 2017:

	Amortized Cost	Percentage	Fair Value	Percentage
Senior secured first lien term loans	$609,837,869	54.0%	$569,902,295	53.6%
Senior secured second lien term loans	43,955,411	3.9	42,758,067	4.0
Senior secured first lien notes	251,114,921	22.2	231,837,616	21.8
Subordinated notes	74,598,558	6.6	74,341,284	7.0
Sierra Senior Loan Strategy JV I LLC	79,816,250	7.1	79,515,513	7.5
Equity/warrants	70,305,798	6.2	65,754,315	6.2
Total	$1,129,628,807	100.0%	$1,064,109,090	100.0%

The following table shows the composition of the Company’s portfolio investments by industry classification at amortized cost and fair value as of September 30, 2018:

Industry Classification	Amortized Cost	Percentage	Fair Value	Percentage
Multi-Sector Holdings	$171,218,537	16.5%	$163,285,388	16.9%
Services: Business	167,179,639	16.1%	149,083,617	15.4%
High Tech Industries	79,845,372	7.7%	79,610,020	8.2%
Healthcare & Pharmaceuticals	86,427,333	8.3%	75,679,575	7.8%
Aerospace & Defense	55,893,709	5.4%	55,437,609	5.7%
Banking, Finance, Insurance & Real Estate	51,052,849	4.9%	53,190,383	5.5%
Construction & Building	52,226,658	5.0%	51,501,394	5.3%
Wholesale	38,841,472	3.8%	39,050,871	4.0%
Hotel, Gaming & Leisure	37,381,619	3.6%	37,091,050	3.8%
Automotive	27,371,053	2.6%	27,354,791	2.8%
Transportation: Cargo	26,275,867	2.5%	26,185,263	2.7%
Consumer Goods: Durable	24,555,625	2.4%	24,555,625	2.5%
Energy: Oil & Gas	32,437,599	3.1%	24,488,649	2.5%
Media: Advertising, Printing & Publishing	22,601,827	2.2%	21,971,200	2.3%
Chemicals, Plastics & Rubber	20,187,137	1.9%	20,194,013	2.1%
Retail	18,299,446	1.8%	16,136,309	1.7%
Containers, Packaging & Glass	16,612,721	1.6%	15,657,957	1.6%
Capital Equipment	15,130,187	1.5%	15,134,519	1.6%
Media: Diversified & Production	15,247,000	1.5%	13,882,074	1.4%
Services: Consumer	12,297,959	1.2%	11,274,731	1.2%
Transportation: Consumer	8,825,066	0.9%	8,825,066	0.9%
Metals & Mining	19,748,540	1.9%	8,814,145	0.9%
Forest Products & Paper	8,020,354	0.8%	8,020,354	0.8%
Consumer Goods: Non-durable	6,643,750	0.6%	5,593,760	0.6%
Media: Broadcasting & Subscription	10,309,207	1.0%	4,990,544	0.5%
Beverage & Food	4,965,758	0.5%	4,959,405	0.5%
Environmental Industries	4,808,813	0.5%	4,854,197	0.5%
Telecommunications	883,551	0.1%	881,342	0.1%
Total	$1,035,288,648	100.0%	$967,703,851	100.0%

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

See the Consolidated Schedule of Investments for industry classifications of the underlying total return swap ("TRS") reference assets as of September 30, 2018 and December 31, 2017.

The following table shows the composition of the Company’s portfolio investments by geography classification at fair value as of September 30, 2018 and December 31, 2017:

	September 30, 2018		December 31, 2017
Geography	Fair Value	Percentage	Fair Value	Percentage
United States	$886,994,607	91.6%	$985,247,246	92.6%
Cayman Islands	76,362,144	8.0	74,341,284	7.0
Canada	4,347,100	0.4	4,520,560	0.4
Total	$967,703,851	100.0%	$1,064,109,090	100.0%

Transactions with Controlled/Affiliated Companies
During the nine months ended September 30, 2018 and 2017, the Company had investments in portfolio companies designated as controlled/affiliated investments under the 1940 Act. Transactions with controlled/affiliated investments were as follows:

Name of Investment(3)	Type of Investment	Fair Value at December 31, 2017	Purchases/ (Sales) of Investments	Transfers In/(Out) of Investments	Net change in unrealized appreciation/ (depreciation)	Realized Gain/(Loss)	Fair Value at September 30, 2018	Income Earned
1888 Industrial Services, LLC	Senior Secured First Lien Term Loan	$188,669	$1,069,123	$—	$—	$—	$1,257,792	$43,755
	Senior Secured First Lien Term Loan	3,144,481	—	—	—	—	3,144,481	169,519
	Senior Secured First Lien Term Loan	7,078,964	699,392	—	(874,530)	—	6,903,826	569,786
	Membership Units	—	—	—	—	—	—	—
Access Media Holdings, LLC	Senior Secured First Lien Term Loan	7,390,587	31,820	—	(2,280,663)	—	5,141,744	—
	Common Stock	—	—	—	—	—	—	—
	Preferred Equity	—	—	—	—	—	—	—
	Preferred Equity	—	—	—	—	—	—	—
	Preferred Equity	130,200	320,600	—	(602,000)	—	(151,200)	—
Caddo Investors Holdings 1 LLC	Equity	—	4,975,000	—	—	—	4,975,000	55,243
Capstone Nutrition, Inc.	Senior Secured First Lien Term Loan	12,042,301	32,381	—	(2,581,434)	—	9,493,248	—
	Senior Secured First Lien Term Loan	5,210,693	399,652	—	(1,341,273)	—	4,269,072	—
	Senior Secured First Lien Term Loan	—	1,682,040	—	—	—	1,682,040	197,424
	Common Stock	—	—	—	—	—	—	—
	Common Stock	—	—	—	—	—	—	—
	Common Stock	—	—	—	—	—	—	—
Charming Charlie LLC	Senior Secured First Lien Term Loan	—	3,082,088	—	—	—	3,082,088	194,997
	Senior Secured First Lien Term Loan	—	2,602,031	—	(1,086,565)	—	1,515,466	202,465
	Senior Secured First Lien Term Loan	—	182,617	—	—	—	182,617	406
	Common Stock		—	—	—	—	—	—
MCM 500 East Pratt Holdings, LLC	Equity	455,871	4,544,129	—	—	—	5,000,000	377,150
MCM Capital Office Park Holdings LLC	Equity	7,500,000	—	—	1,875,000	—	9,375,000	292,208
Medley Chiller Holdings LLC	Equity	—	8,627,500	—	(128,613)	—	8,498,887	—
Nomida LLC(1)	Senior Secured First Lien Term Loan	2,935,000	(2,935,000)	—	—	—	—	71,564
	Equity	5,400,000	(1,326,000)	—	(856,545)	—	3,217,455	—
Sierra Senior Loan Strategy JV I LLC(2)	Equity	79,515,513	12,233,750	—	(4,826,019)	—	86,923,244	6,037,499
TwentyEighty, Inc.	Senior Secured First Lien Term Loan	6,696,055	206,883	—	(90,429)	—	6,812,509	410,555
	Senior Secured First Lien Term Loan	5,501,849	575,335	—	(230,898)	—	5,846,286	427,495
	Senior Secured First Lien Term Loan	3,098,085	(2,733,735)	—	(11,886)	7,969	360,433	179,436
	Equity	—	—	—	—	—	—	—
Total		$146,288,268	$34,269,606	$—	$(13,035,855)	$7,969	$167,529,988	$9,229,502

Name of Investment (3)	Type of Investment	Fair Value at December 31, 2016	Purchases/ (Sales) of Investments	Transfers In/(Out) of Investments	Net change in unrealized appreciation/ (depreciation)	Realized Gain/(Loss)	Fair Value at September 30, 2017	Income Earned
AAR Intermediate Holdings, LLC	Senior Secured First Lien Term Loans	$—	$(150,935)	$150,935	$—	$—	$—	$9,015
	Senior Secured First Lien Term Loans	—	—	3,144,481	—	—	3,144,481	146,648
	Senior Secured First Lien Term Loans	—	593,511	5,254,799	1,062,892	—	6,911,202	469,183
	Membership Units	—	—	—	—	—	—	—
Access Media Holdings, LLC	Senior Secured First Lien Term Loan	—	271,946	7,026,014	—	—	7,297,960	541,307
	Common Stock	—	—	—	—	—	—	—
	Preferred Equity Series A	—	—	1,400,000	(1,400,000)	—	—	—
	Preferred Equity Series AA	—	52,500	647,500	(700,000)	—	—	—
	Preferred Equity Series AAA	—	317,800		(158,900)	—	158,900	—
Capstone Nutrition, Inc.	Senior Secured First Lien Term Loans	16,246,819	(281,769)	—	3,379,306	—	19,344,356	—
	Common Stock	—	—	—	—	—	—	—
	Common Stock, Class B	—	—	—	—	—	—	—
	Common Stock, Class C	—	—	—	—	—	—	—
MCM Capital Office Park Holdings LLC	Equity	7,500,000	(467,532)	—	—	—	7,032,468	—
Nomida, LLC(1)	Senior Secured First Lien Term Loan	8,100,000	(4,400,000)	—	—	—	3,700,000	611,806
	Equity	5,400,000	—	—	—	—	5,400,000	—
Sierra Senior Loan Strategy JV I LLC(2)	Equity	60,496,647	12,206,250	—	(615,954)	—	72,086,943	5,512,500
TwentyEighty, Inc.	Senior Secured First Lien Term Loan	—	5,442,414	—	(79,390)	—	5,363,024	350,142
	Senior Secured First Lien Term Loan	—	6,579,632	—	—	—	6,579,632	344,482
	Senior Secured First Lien Term Loan	—	3,059,173	—	15,086	—	3,074,259	183,364
	Senior Secured First Lien Term Loan	—	—	—	—	—	—	8,571
	Equity	—	—	—	—	—	—	—

Total		$97,743,466	$23,222,990	$17,623,729	$1,503,040	$—	$140,093,225	$8,177,018

(1)
Nomida, LLC ("Nomida") is a non-public real estate investment formed by the Company to purchase and develop a residential property. The Company is the sole equity shareholder of Nomida and has provided 100% of the debt financing to the entity. The Company is Nomida’s sole member responsible for Nomida’s daily operations. In addition, the Chief Financial Officer and Secretary of the Company also serves as President of Nomida. The assets of Nomida are comprised of a residential development property in the city of Chicago, IL and the proceeds of the loan from the Company; the liabilities of Nomida consist of the loan payable to the Company. As of September 30, 2018, the loan payable has been fully paid off.

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

Purchases/(sales) of investments in controlled/affiliated investments are included in the purchases and sales presented on the consolidated statements of cash flows for the nine months ended September 30, 2018 and 2017. Transfers in/(out) of controlled/affiliated represents the fair value for the month an investment became or was removed as a controlled/affiliates investment. Income received from controlled/affiliated investments is included in total investment income on the consolidated statements of operations for the nine months ended September 30, 2018 and 2017.

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

As of September 30, 2018 and December 31, 2017, Sierra JV had total capital commitments of $116 million and 100 million, respectively, with the Company providing $101.5 million and $87.5 million, respectively, and GALIC providing $14.5 and $12.5 million, respectively. Approximately $105.2 million and $91.2 million was funded as of September 30, 2018 and December 31, 2017, relating to these commitments, of which $92.1 million and $79.8 million were from the Company, respectively. The Company does not have the right to withdraw any of their respective capital commitment, unless in connection with a transfer of its membership interests. The Company may transfer full membership interests as long as it is approved by all members and transferred in a transaction exempt from the registration requirements of the Securities Act of 1933, as amended, or applicable state securities laws.

On August 4, 2015, Sierra JV entered into a senior secured revolving credit facility the ("JV Facility") led by Credit Suisse, AG ("CS") with commitments of $100 million subject to certain leverage and borrowing base restrictions. On December 29, 2015, the JV Facility was amended and the total commitments were increased to $135 million. On March 30, 2017, the Company amended the JV Facility previously administered by CS and facilitated the assignment of all rights and obligations of CS under the JV Facility to Deutsche Bank AG, New York Branch, ("DB") and increased the total loan commitments to $240 million. On May 26, 2017 commitments to the JV facility were increased from $240 million to $250 million. The JV Facility bears interest at a rate of LIBOR (with no minimum) plus 2.50% per annum. The JV Facility reinvestment period ends on March 30, 2019 and the stated maturity date is March 30, 2022. As of September 30, 2018 and December 31, 2017, there were $204.9 million and $180.0 million outstanding under the JV Facility, respectively.

The following table shows a summary of Sierra JV's portfolio as of September 30, 2018 and December 31, 2017:

	September 30, 2018	December 31, 2017
	(unaudited)
Senior secured loans(1)	$292,898,662	$262,812,353
Weighted average current interest rate on senior secured loans(2)	7.52%	6.88%
Number of borrowers in the Sierra JV	58	52
Investments at fair value	$282,032,069	$257,714,909
Largest loan to a single borrower(1)	$11,115,786	$11,289,143
Total of five largest loans to borrowers(1)	$48,944,882	$47,048,607

(1)	At par value.

(2)	Computed as the (a) annual stated interest rate on accruing senior secured loans, divided by (b) total senior secured loans at principal amount.

The following is a listing of the individual investments in Sierra JV's portfolio as of September 30, 2018 (unaudited):

Company	Industry	Type of Investment	Maturity	Par Amount	Cost	Fair Value(1)
4Over International, LLC	Media: Advertising, Printing & Publishing	Senior Secured First Lien Term Loan LIBOR + 6.00%, 1.00% LIBOR Floor (2)	6/7/2022	$11,115,786	$11,115,786	$11,115,786
Acrisure, LLC	Banking, Finance, Insurance & Real Estate	Senior Secured First Lien Term Loan LIBOR + 4.25%, 1.00% LIBOR Floor (3)	11/22/2023	5,405,400	5,421,007	5,405,400
Avantor, Inc.	Wholesale	Senior Secured First Lien Term Loan LIBOR + 4.00%, 1.00% LIBOR Floor (2)	11/22/2024	5,528,200	5,455,199	5,583,482
BW NHHC Holdco Inc.	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loan LIBOR + 5.00%, 1.00% LIBOR Floor (2)	5/15/2025	6,284,250	6,182,006	6,170,505
Cardenas Markets LLC	Retail	Senior Secured First Lien Term Loan LIBOR + 5.75%, 1.00% LIBOR Floor (2)	11/29/2023	6,386,250	6,339,128	6,384,973

Company	Industry	Type of Investment	Maturity	Par Amount	Cost	Fair Value(1)
CD&R TZ Purchaser, Inc.	Services: Consumer	Senior Secured First Lien Term Loan LIBOR + 6.00%, 1.00% LIBOR Floor (3)	7/21/2023	6,366,522	6,300,512	6,258,927
CHA Consulting, Inc.	Construction & Building	Senior Secured First Lien Term Loans LIBOR + 4.50%, 1.00% LIBOR Floor (3)	4/10/2025	2,867,813	2,854,475	2,853,473
Covenant Surgical Partners, Inc.	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loan LIBOR + 4.50% (3)(7)	10/4/2024	9,932,397	9,910,966	9,867,837
CP Opco, LLC	Services: Business	Common Units Base Rate + 7.00% , PIK (8)		—	—	—
CP Opco, LLC	Services: Business	Senior Secured First Lien Term Loan Base Rate + 5.50%(3)(4)(6)	4/1/2019	404,651	355,849	68,831
CP Opco, LLC	Services: Business	Senior Secured First Lien Term Loan Base Rate + 8.50% (3)(4)(6)	4/1/2019	3,044,921	1,195,026	—
CP Opco, LLC	Services: Business	Senior Secured First Lien Term Loan ABR + 7.00% PIK, 3.75% ABR Floor (3)(4)(5)(6)	4/1/2019	1,730,483	—	—
CT Technologies Intermediate Holdings, Inc.	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loan LIBOR + 4.25%, 1.00% LIBOR Floor (2)	12/1/2021	4,175,053	4,066,438	4,064,414
Deliver Buyer, Inc.	Capital Equipment	Senior Secured First Lien Term Loan LIBOR + 5.00%, 1.00% LIBOR Floor (2)	5/1/2024	531,987	530,700	530,657
DigiCert, Inc.	High Tech Industries	Senior Secured First Lien Term Loan LIBOR + 4.00%, 1.00% LIBOR Floor (2)	10/31/2024	1,488,750	1,482,232	1,488,750
Elite Comfort Solutions LLC	Chemicals, Plastics & Rubber	Senior Secured First Lien Term Loan LIBOR + 6.50%, 1.00% LIBOR Floor (3)	1/15/2021	9,179,337	9,179,337	9,179,337
GC EOS Buyer, Inc.	Automotive	Senior Secured First Lien Term Loan LIBOR + 4.50%, 1.00% LIBOR Floor (2)	8/1/2025	3,750,000	3,713,265	3,712,500
GK Holdings, Inc.	Services: Business	Senior Secured First Lien Term Loan LIBOR + 6.00%, 1.00% LIBOR Floor (3)	1/20/2021	3,957,346	3,946,380	3,577,441
Glass Mountain Pipeline Holdings, LLC	Energy: Oil & Gas	Senior Secured First Lien Term Loan LIBOR + 4.50%, 1.00% LIBOR Floor (2)	12/23/2024	4,950,125	4,933,572	4,950,125
Golden West Packaging Group LLC	Forest Products & Paper	Senior Secured First Lien Term Loan LIBOR + 5.25%, 1.00% LIBOR Floor (2)	6/20/2023	8,792,361	8,792,361	8,792,361
High Ridge Brands Co.	Consumer Goods - Non-Durable	Senior Secured First Lien Term Loan LIBOR + 5.25%, 1.00% LIBOR Floor (3)	6/30/2022	3,054,688	3,024,916	2,843,303
Highline Aftermarket Acquisitions, LLC	Automotive	Senior Secured First Lien Term Loan LIBOR + 3.50%, 1.00% LIBOR Floor (2)	4/28/2025	4,107,353	4,095,333	4,114,746
InfoGroup, Inc	Services: Business	Senior Secured First Lien Term Loan LIBOR + 5.00%, 1.00% LIBOR Floor (3)	4/3/2023	4,925,000	4,887,744	4,905,300
Intermedia Holdings, Inc.	High Tech Industries	Senior Secured First Lien Term Loan LIBOR + 6.00%, 1.00% LIBOR Floor (3)	7/21/2025	4,000,000	3,960,773	3,960,000
Isagenix International, LLC	Wholesale	Senior Secured First Lien Term Loans LIBOR + 5.75%, 1.00% LIBOR Floor (3)	6/16/2025	2,937,813	2,921,857	2,894,920
Jackson Hewitt Tax Services Inc.	Services: Consumer	Senior Secured First Lien Term Loans LIBOR + 6.25%, 1.00% LIBOR Floor (2)	5/31/2023	6,000,000	6,000,000	6,000,000
Keystone Acquisition Corp.	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loan LIBOR + 5.25%, 1.00% LIBOR Floor (3)	5/1/2024	6,225,584	6,131,648	6,194,456
KNB Holdings Corporation	Consumer Goods: Durable	Senior Secured First Lien Term Loan LIBOR + 5.50%, 1.00% LIBOR Floor (3)	4/26/2024	4,999,557	4,919,935	4,960,561
LifeMiles Ltd.	Services: Consumer	Senior Secured First Lien Term Loan LIBOR + 5.50%, 1.00% LIBOR Floor (3)	8/18/2022	5,423,077	5,400,078	5,450,192

Company	Industry	Type of Investment	Maturity	Par Amount	Cost	Fair Value(1)
Loparex International B.V.	Containers, Packaging & Glass	Senior Secured First Lien Term Loans LIBOR + 4.25%, 1.00% LIBOR Floor (3)	4/11/2025	6,650,000	6,615,014	6,716,500
Manna Pro Products, LLC	Consumer Goods - Non-Durable	Senior Secured First Lien Term Loan LIBOR + 6.00%, 1.00% LIBOR Floor (2)(7)	12/8/2023	3,436,375	3,436,375	3,424,348
Midcoast Energy, LLC	Energy: Oil & Gas	Senior Secured First Lien Term Loan LIBOR + 5.50%, 1.00% LIBOR Floor (3)	8/1/2025	5,500,000	5,446,206	5,507,150
New Media Holdings II LLC	Media: Advertising, Printing & Publishing	Senior Secured First Lien Term Loan LIBOR + 6.25%, 1.00% LIBOR Floor (2)	7/14/2022	5,413,351	5,403,912	5,413,351
Northern Star Industries, Inc.	Capital Equipment	Senior Secured First Lien Term Loans LIBOR + 4.75%, 1.00% LIBOR Floor (3)	3/28/2025	4,228,750	4,209,133	4,207,606
Peraton Corp.	Aerospace and Defense	Senior Secured First Lien Term Loan LIBOR + 5.25%, 1.00% LIBOR Floor (3)	4/29/2024	3,441,288	3,427,525	3,441,288
PetroChoice Holdings, Inc.	Chemicals, Plastics & Rubber	Senior Secured First Lien Term Loan LIBOR + 5.00%, 1.00% LIBOR Floor (2)	8/19/2022	4,911,410	4,911,410	4,911,410
Port Townsend Holdings Company, Inc.	Forest Products & Paper	Senior Secured First Lien Term Loans LIBOR + 4.75%, 1.00% LIBOR Floor (2)	4/3/2024	6,160,625	6,103,155	6,099,019
PT Network, LLC	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loan LIBOR + 5.50%, 1.00% LIBOR Floor (3)	11/30/2021	4,412,542	4,412,542	4,351,208
PVHC Holding Corp.	Containers, Packaging & Glass	Senior Secured First Lien Term Loan LIBOR + 4.75%, 1.00% LIBOR Floor (3)	8/3/2024	1,992,273	1,982,463	1,982,311
Recorded Books, Inc.	Media: Diversified & Production	Senior Secured First Lien Term Loan LIBOR + 4.50% (3)	8/29/2025	5,500,000	5,445,411	5,445,000
Rough Country, LLC	Automotive	Senior Secured First Lien Term Loan LIBOR + 3.75%, 1.00% LIBOR Floor (2)	5/25/2023	6,370,818	6,339,819	6,379,100
Safe Fleet Holdings LLC	Automotive	Senior Secured First Lien Term Loan LIBOR + 3.00%, 1.00% LIBOR Floor (2)	2/3/2025	3,457,625	3,449,807	3,457,625
Salient CRGT Inc.	High Tech Industries	Senior Secured First Lien Term Loan LIBOR + 5.75%, 1.00% LIBOR Floor (2)	2/28/2022	4,534,226	4,471,784	4,534,680
SCS Holdings I Inc. (Sirius Computer	Wholesale	Senior Secured First Lien Term Loan LIBOR + 4.25%, 1.00% LIBOR Floor (2)	10/31/2022	7,122,780	7,093,674	7,122,780
Shift4 Payments, LLC	Banking, Finance, Insurance & Real Estate	Senior Secured First Lien Term Loan LIBOR + 4.50%, 1.00% LIBOR Floor (2)	11/29/2024	9,925,000	9,881,191	9,925,000
Sierra Enterprises, LLC	Beverage & Food	Senior Secured First Lien Term Loans LIBOR + 3.75%, 1.00% LIBOR Floor (2)	11/11/2024	5,211,928	5,196,981	5,191,602
SMB Shipping Logisitics, LLC	Transportation: Cargo	Senior Secured First Lien Term Loan LIBOR + 4.00%, 1.00% LIBOR Floor (3)	2/5/2024	2,493,671	2,469,513	2,468,734
Starfish Holdco, LLC	High Tech Industries	Senior Secured First Lien Term Loan LIBOR + 5.00%, 1.00% LIBOR Floor (2)	8/16/2024	3,955,025	3,921,489	3,955,025
Syniverse Holdings, Inc.	High Tech Industries	Senior Secured First Lien Term Loan LIBOR + 5.00%, 1.00% LIBOR Floor (2)	3/9/2023	4,975,000	4,930,568	4,975,000
The Garretson Resolution Group, Inc.	Services: Business	Senior Secured First Lien Term Loan LIBOR + 6.50%, 1.00% LIBOR Floor (3)	5/24/2021	4,687,500	4,687,500	1,854,844
The KeyW Corporation	Aerospace and Defense	Senior Secured First Lien Term Loans LIBOR + 4.50%, 1.00% LIBOR Floor (2)	5/8/2024	3,337,209	3,321,459	3,305,172
The Imagine Group LLC	Media: Advertising, Printing & Publishing	Senior Secured First Lien Term Loan LIBOR + 4.75%, 1.00% LIBOR Floor (2)	6/21/2022	7,880,000	7,821,766	7,437,932
The Octave Music Group, Inc.	Media: Diversified & Production	Senior Secured First Lien Term Loan LIBOR + 4.75%, 1.00% LIBOR Floor (2)	5/28/2021	4,923,664	4,923,664	4,923,664

Company	Industry	Type of Investment	Maturity	Par Amount	Cost	Fair Value(1)
ThoughtWorks, Inc.	High Tech Industries	Senior Secured First Lien Term Loan LIBOR + 4.50%, 1.00% LIBOR Floor (2)	10/11/2024	4,987,500	4,974,219	5,001,964
Tortoise Borrower LLC	Banking, Finance, Insurance & Real Estate	Senior Secured First Lien Term Loan LIBOR + 4.00%, 1.00% LIBOR Floor (2)	1/31/2025	2,462,625	2,451,451	2,462,625
United Road Services, Inc	Transportation: Cargo	Senior Secured First Lien Term Loan LIBOR + 5.25%, 1.00% LIBOR Floor (2)	9/2/2024	3,880,000	3,863,202	3,880,000
Valence Surface Technologies, Inc.	Aerospace and Defense	Senior Secured First Lien Term Loan LIBOR + 5.50%, 1.00% LIBOR Floor (3)	6/13/2019	6,353,208	6,347,159	6,353,208
Vertex Aerospace Services Corp.	Aerospace and Defense	Senior Secured First Lien Term Loan LIBOR + 4.75% (2)	6/27/2025	1,496,250	1,488,997	1,511,213
Xebec Global Holdings, LLC	High Tech Industries	Senior Secured First Lien Term Loan LIBOR + 5.50%, 1.00% LIBOR Floor (3)	2/12/2024	8,217,063	8,217,063	8,217,063
Z Gallerie, LLC	Retail	Senior Secured First Lien Term Loan LIBOR + 6.50%, 1.00% LIBOR Floor (2)	10/8/2020	4,746,252	4,746,252	3,580,573
Z-Medica, LLC	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loan LIBOR + 5.50%, 1.00% LIBOR Floor (3)	9/29/2022	2,670,000	2,670,000	2,666,796
Total				$292,898,662	$287,777,227	$282,032,069

(1)
Represents the fair value in accordance with ASC 820 as determined by the board of managers of Sierra JV. The approval of the fair value of the portfolio investments held by Sierra JV is not included in the valuation process of the Company's board of directors described elsewhere herein.

(2)	The interest rate on these loans is subject to a base rate plus 1 Month (“1M”) LIBOR, which at September 30, 2018 was 2.26%. The interest rate is subject to a minimum LIBOR floor.

(3)	The interest rate on these loans is subject to a base rate plus 3 Month (“3M”) LIBOR, which at September 30, 2018 was 2.40%. The interest rate is subject to a minimum LIBOR floor.

(4)	The investment was on non-accrual status as of September 30, 2018.

(5)	Par amount includes accumulated paid-in-kind ("PIK") interest and is net of repayments.

(6)	The interest rate on these loans is subject to a base rate plus a spread. The base rate in effect at September 30, 2018 was the Prime Rate of 5.25%.

(7)	Includes an analysis of the value of any unfunded loan commitments.

(8)	Security is non-income producing.

The following is a listing of the individual investments in Sierra JV's portfolio as of December 31, 2017:

Company	Industry	Type of Investment	Maturity	Par Amount	Cost	Fair Value(1)
4Over International, LLC	Media: Advertising, Printing & Publishing	Senior Secured First Lien Term Loan LIBOR + 6.00%, 1.00% LIBOR Floor (2)	6/7/2022	$11,289,143	$11,289,143	$11,289,143
AccentCare, Inc.	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loan LIBOR + 5.25%, 1.00% LIBOR Floor (4)	10/1/2021	7,742,248	7,705,715	7,742,248
Acrisure, LLC	Banking, Finance, Insurance & Real Estate	Senior Secured First Lien Term Loan LIBOR + 4.25%, 1.00% LIBOR Floor (3)	11/22/2023	5,446,350	5,463,963	5,432,734
Amplify Snack Brands, Inc.	Beverage & Food	Senior Secured First Lien Term Loan LIBOR + 5.50%, 1.00% LIBOR Floor (2)	9/4/2023	2,710,507	2,688,518	2,695,870
Apco Holdings, Inc.	Automotive	Senior Secured First Lien Term Loan LIBOR + 6.00% , 1.00% LIBOR Floor (2)	1/31/2022	4,583,108	4,489,351	4,583,108
API Technologies Corp.	Aerospace and Defense	Senior Secured First Lien Term Loan LIBOR + 6.50%, 1.00% LIBOR Floor (4)	4/22/2022	5,865,000	5,780,283	5,865,000
Associated Asphalt Partners, LLC	Construction & Building	Senior Secured First Lien Term Loan LIBOR + 5.25%, 1.00% LIBOR Floor (2)	4/5/2024	991,786	987,339	991,786
Avantor Performance Materials Holdings, Inc.	Chemicals, Plastics & Rubber	Senior Secured First Lien Term Loan LIBOR + 4.00%, 1.00% LIBOR Floor (2)	11/21/2024	7,250,000	7,142,615	7,280,450
Blount International, Inc.	Capital Equipment	Senior Secured First Lien Term Loan LIBOR + 4.25%, 1.00% LIBOR Floor (2)	4/12/2023	2,375,000	2,369,244	2,398,750

Company	Industry	Type of Investment	Maturity	Par Amount	Cost	Fair Value(1)
Canyon Valor Companies, Inc.	Media: Diversified & Production	Senior Secured First Lien Term Loan LIBOR + 4.25%, 1.00% LIBOR Floor (4)	6/16/2023	997,500	995,170	1,007,475
Cardenas Markets LLC	Retail	Senior Secured First Lien Term Loan LIBOR + 5.75%, 1.00% LIBOR Floor (4)	11/29/2023	6,435,000	6,380,645	6,435,000
CD&R TZ Purchaser, Inc.	Services: Business	Senior Secured First Lien Term Loan LIBOR + 6.00%, 1.00% LIBOR Floor (4)	7/21/2023	6,418,750	6,341,846	6,418,750
Covenant Surgical Partners, Inc.	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loan LIBOR + 4.75%, 1.00% LIBOR Floor (4)	10/4/2024	8,117,949	8,093,676	8,117,949
CP OpCo, LLC	Services: Business	Senior Secured First Lien Term Loan ABR + 5.50% PIK, 4.25% ABR Floor (4) (7) (8)	4/1/2019	374,949	355,848	99,549
CP OpCo, LLC	Services: Business	Senior Secured First Lien Term Loan ABR + 8.50% PIK, 4.25% ABR Floor (4) (7) (8)	4/1/2019	2,759,011	1,195,026	—
CP OpCo, LLC	Services: Business	Senior Secured First Lien Term Loan ABR + 7.00% PIK, 3.75% ABR Floor (4) (7) (8)	4/1/2019	1,730,483	—	—
CP OpCo, LLC Revolving Credit Facility	Services: Business	Senior Secured First Lien Term Loan ABR + 3.50%, 4.25% ABR Floor (4)(9)(10)	4/1/2019	—	—	—
CP Opco, LLC	Services: Business	Common Units(11)	—	—	—	—
CSP Technologies North America, LLC	Containers, Packaging and Glass	Senior Secured First Lien Term Loan LIBOR + 5.25%, 1.00% LIBOR Floor (4)	1/31/2022	4,707,134	4,707,134	4,707,134
CT Technologies Intermediate Holdings, Inc.	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loan LIBOR + 4.25%, 1.00% LIBOR Floor (2)	12/1/2021	4,207,418	4,083,299	4,207,418
DigiCert, Inc.	High Tech Industries	Senior Secured First Lien Term Loan LIBOR + 4.75%, 1.00% LIBOR Floor (4)	10/31/2024	4,500,000	4,477,893	4,545,000
Elite Comfort Solutions, Inc.	Chemicals, Plastics & Rubber	Senior Secured First Lien Term Loan LIBOR + 6.50%, 1.00% LIBOR Floor (4)	1/15/2021	9,558,104	9,558,104	9,558,104
Evo Payments International, LLC	Banking, Finance, Insurance & Real Estate	Senior Secured First Lien Term Loan LIBOR + 4.00%, 1.00% LIBOR Floor (2)	12/22/2023	6,451,250	6,443,716	6,493,828
GK Holdings, Inc.	Services: Business	Senior Secured First Lien Term Loan LIBOR + 6.00%, 1.00% LIBOR Floor (4)	1/20/2021	3,988,182	3,973,551	3,906,425
Global Eagle Entertainment Inc.	Telecommunications	Senior Secured First Lien Term Loan LIBOR + 7.50%, 1.00% LIBOR Floor (5)	1/6/2023	4,147,500	4,082,934	4,147,500
Golden West Packaging Group LLC	Forest Products & Paper	Senior Secured First Lien Term Loan LIBOR + 5.25%, 1.00% LIBOR Floor (2)	6/20/2023	6,691,374	6,691,374	6,691,374
High Ridge Brands Co.	Consumer Goods - Non-Durable	Senior Secured First Lien Term Loan LIBOR + 5.00%, 1.00% LIBOR Floor (4)	6/30/2022	3,078,124	3,042,142	3,078,125
Highline Aftermarket Acquisitions, LLC	Automotive	Senior Secured First Lien Term Loan LIBOR + 4.25%, 1.00% LIBOR Floor (4)	3/18/2024	3,102,770	3,089,235	3,102,770
Imagine! Print Solutions, LLC	Media: Advertising, Printing & Publishing	Senior Secured First Lien Term Loan LIBOR + 4.75%, 1.00% LIBOR Floor (4)	6/21/2022	7,940,000	7,868,779	7,860,600
InfoGroup, Inc	Services: Business	Senior Secured First Lien Term Loan LIBOR + 5.00%, 1.00% LIBOR Floor (4)	4/3/2023	4,962,500	4,918,711	4,941,161
Keystone Acquisition Corp.	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loan LIBOR + 5.25%, 1.00% LIBOR Floor (4)	5/1/2024	6,272,747	6,165,434	6,304,111
KNB Holdings Corporation	Consumer Goods: Durable	Senior Secured First Lien Term Loan LIBOR + 5.50%, 1.00% LIBOR Floor (4)	4/26/2024	6,459,375	6,342,607	6,475,523
LegalZoom.com, Inc.	Services: Business	Senior Secured First Lien Term Loan LIBOR + 4.50%, 1.00% LIBOR Floor (6)	11/21/2024	2,000,000	1,980,247	1,980,000

Company	Industry	Type of Investment	Maturity	Par Amount	Cost	Fair Value(1)
LifeMiles Ltd.	Services: Business	Senior Secured First Lien Term Loan LIBOR + 5.50%, 1.00% LIBOR Floor (4)	8/18/2022	4,875,000	4,829,405	4,826,250
Lighthouse Network, LLC.	Banking, Finance, Insurance & Real Estate	Senior Secured First Lien Term Loan LIBOR + 4.50%, 1.00% LIBOR Floor (2)	11/29/2024	10,000,000	9,950,510	9,950,000
Manna Pro Products, LLC	Consumer Goods - Non-Durable	Senior Secured First Lien Term Loan LIBOR + 6.00%, 1.00% LIBOR Floor (4)	12/8/2023	3,083,333	3,083,333	3,083,333
MB Aerospace ACP Holdings II Corp.	Aerospace and Defense	Senior Secured First Lien Term Loan LIBOR + 5.50%, 1.00% LIBOR Floor (2)	12/15/2022	6,862,457	6,813,212	6,862,456
New Media Holdings II LLC	Media: Advertising, Printing & Publishing	Senior Secured First Lien Term Loan LIBOR + 6.25%, 1.00% LIBOR Floor (2)	7/14/2022	5,850,003	5,835,262	5,850,004
Peraton Corp.	Aerospace and Defense	Senior Secured First Lien Term Loan LIBOR + 5.25%, 1.00% LIBOR Floor (4)	4/29/2024	4,975,000	4,952,439	4,950,125
PetroChoice Holdings, Inc.	Chemicals, Plastics & Rubber	Senior Secured First Lien Term Loan LIBOR + 5.00%, 1.00% LIBOR Floor (2)	8/19/2022	4,949,368	4,949,368	4,949,368
PT Network, LLC	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loan LIBOR + 5.50%, 1.00% LIBOR Floor (4)	11/30/2021	4,480,124	4,480,124	4,480,124
Quorum Health Corporation	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loan LIBOR + 6.75%, 1.00% LIBOR Floor (2)	4/29/2022	2,040,782	2,011,200	2,053,639
RESIC Enterprises, LLC	Beverage & Food	Senior Secured First Lien Term Loan LIBOR + 4.25%, 1.00% LIBOR Floor (2)	11/11/2024	3,750,000	3,731,552	3,731,250
Rough Country, LLC	Automotive	Senior Secured First Lien Term Loan LIBOR + 4.50%, 1.00% LIBOR Floor (2)	5/25/2023	4,731,098	4,688,066	4,711,227
Salient CRGT Inc.	High Tech Industries	Senior Secured First Lien Term Loan LIBOR + 5.75%, 1.00% LIBOR Floor (2)	2/28/2022	4,811,011	4,730,252	4,815,823
SCS Holdings I Inc.	Wholesale	Senior Secured First Lien Term Loan LIBOR + 4.25%, 1.00% LIBOR Floor (2)	10/31/2022	8,083,411	8,044,248	8,063,202
Starfish Holdco, LLC	High Tech Industries	Senior Secured First Lien Term Loan LIBOR + 5.00%, 1.00% LIBOR Floor (4)	8/16/2024	4,987,500	4,939,831	4,937,625
The Garretson Resolution Group, Inc.	Services: Business	Senior Secured First Lien Term Loan LIBOR + 6.50%, 1.00% LIBOR Floor (4)	5/24/2021	4,687,500	4,687,500	4,638,750
The Octave Music Group, Inc.	Media: Diversified & Production	Senior Secured First Lien Term Loan LIBOR + 4.75%, 1.00% LIBOR Floor (2)	5/28/2021	4,961,832	4,961,832	4,961,832
ThoughtWorks, Inc.	High Tech Industries	Senior Secured First Lien Term Loan LIBOR + 4.50%, 1.00% LIBOR Floor (2)	10/11/2024	4,000,000	3,990,290	3,990,000
United Road Services, Inc	Cargo	Senior Secured First Lien Term Loan LIBOR + 5.25%, 1.00% LIBOR Floor (2)	9/1/2024	3,970,000	3,950,642	3,950,150
Valence Surface Technologies, Inc.	Aerospace and Defense	Senior Secured First Lien Term Loan LIBOR + 5.50%, 1.00% LIBOR Floor (4)	6/13/2019	4,298,919	4,285,610	4,261,949
VCVH Holding Corp.	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loan LIBOR + 5.00%, 1.00% LIBOR Floor (4)	6/1/2023	5,910,000	5,863,482	5,934,822
VIP Cinema Holdings, Inc.	Consumer Goods: Durable	Senior Secured First Lien Term Loan LIBOR + 6.00%, 1.00% LIBOR Floor (4)	3/1/2023	472,035	469,992	476,377
Z Gallerie, LLC	Retail	Senior Secured First Lien Term Loan LIBOR + 6.50%, 1.00% LIBOR Floor (4)	10/8/2020	4,887,218	4,887,220	4,887,218
Z-Medica, LLC	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loan LIBOR + 5.50%, 1.00% LIBOR Floor (4)	9/29/2022	2,992,500	2,992,500	2,992,500
Total				$262,812,353	$257,831,412	$257,714,909

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

Below is certain summarized financial information for the Sierra JV as of September 30, 2018 and December 31, 2017 and for the three and nine months ended September 30, 2018 and 2017.

	September 30, 2018	December 31, 2017
	(unaudited)
Selected Consolidated Statement of Assets and Liabilities Information:
Investments in loans at fair value (amortized cost of $287,777,227 and $257,831,412, respectively)	$282,032,069	$257,714,909
Cash and cash equivalents	19,466,448	19,304,435
Other assets	2,770,184	678,254
Total assets	$304,268,701	$277,697,598

Senior credit facility payable (net of deferred financing costs of $1,747,879 and $2,064,346, respectively)	$203,152,121	$177,935,654
Other liabilities	851,416	8,194,099
Interest payable	412,526	662,798
Total liabilities	$204,416,063	$186,792,551
Members’ capital	99,852,638	90,905,047
Total liabilities and members' capital	$304,268,701	$277,697,598

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Selected Consolidated Statement of Operations Information:
Total investment income	$5,401,302	$4,257,065	$15,131,733	$11,616,536
Total expenses	(3,020,096)	(2,149,027)	(8,373,213)	(5,601,906)
Net change in unrealized appreciation/(depreciation) of investments	(2,841,807)	(29,971)	(5,628,655)	(1,332,377)
Net realized gain/(loss) on investments	188,240	516,140	736,296	1,108,517
Net income	$(272,361)	$2,594,207	$1,866,161	$5,790,770

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
The following table presents the fair value measurements of the Company’s total investments, by major class according to the fair value hierarchy, as of September 30, 2018:

Type of Investment	Level 1	Level 2	Level 3	Total
Asset
Senior secured first lien term loans	$—	$—	$490,827,045	$490,827,045
Senior secured first lien notes	—	18,342,830	24,564,567	42,907,397
Senior secured second lien term loans	—	—	181,402,052	181,402,052
Subordinated notes	—	—	77,314,524	77,314,524
Equity/warrants	—	—	88,329,589	88,329,589
Total	$—	$18,342,830	$862,437,777	$880,780,607
Sierra Senior Loan Strategy JV I LLC(1)				$86,923,244
Total Investments, at fair value				$967,703,851

(1)	Certain investments that are measured at fair value using NAV have not been categorized in the fair value hierarchy. The fair value amounts presented in the table are intended to permit reconciliation of the fair value hierarchy to the amount presented in the Consolidated Statements of Assets and Liabilities.

Derivative Instrument-Long Exposure	Level 1	Level 2	Level 3	Total
Asset/(Liability)
Unrealized depreciation on TRS with Citibank, N.A.	$—	$—	$(1,984,339)	$(1,984,339)

The following table presents the fair value measurements of the Company’s total investments, by major class according to the fair value hierarchy, as of December 31, 2017:

Type of Investment	Level 1	Level 2	Level 3	Total
Asset
Senior secured first lien term loans	$—	$2,487,750	$567,414,544	$569,902,294
Senior secured first lien notes	—	12,487,185	30,270,881	42,758,066
Senior secured second lien term loans	—	—	231,837,617	231,837,617
Subordinated notes	—	—	74,341,285	74,341,285
Equity/warrants	—	—	65,754,315	65,754,315
Total	$—	$14,974,935	$969,618,642	$984,593,577
Sierra Senior Loan Strategy JV I LLC(1)				$79,515,513
Total Investments, at fair value				$1,064,109,090

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

The following table provides a reconciliation of the beginning and ending balances for total investments that use Level 3 inputs for the nine months ended September 30, 2018:

	Senior Secured First Lien Term Loans	Senior Secured First Lien Notes	Senior Secured Second Lien Term Loans	Subordinated Notes	Equity/Warrants	Total Return Swap	Total
Balance, December 31, 2017	$567,414,544	$30,270,881	$231,837,617	$74,341,285	$65,754,315	$(5,354,868)	$964,263,774
Purchases	126,033,322	3,379,999	911,186	10,318,059	29,563,879	—	170,206,445
Sales	(161,089,099)	(1,893,250)	(52,354,019)	(5,232,166)	(6,421,660)	—	(226,990,194)
Transfers in	—	—	—	—	—	—	—
Transfers out	—	(6,706,400)	—	—	—	—	(6,706,400)
Amortization of discount/(premium)	851,612	—	528,248	—	—	—	1,379,860
Paid-in-kind interest income	1,485,027	—	881,801	—	—	—	2,366,828
Net realized gains/(losses)	(31,950,356)	(106,750)	(17,853,861)	436,466	(1,191,691)	—	(50,666,192)
Net change in unrealized appreciation/(depreciation)	(11,918,005)	(379,913)	17,451,080	(2,549,120)	624,746	3,370,529	6,599,317
Balance, September 30, 2018	$490,827,045	$24,564,567	$181,402,052	$77,314,524	$88,329,589	$(1,984,339)	$860,453,438
Change in net unrealized appreciation/ (depreciation) in investments held as of September 30, 2018(1)	$(43,906,776)	$(866,114)	$(1,034,295)	$(1,849,176)	$(189,386)	$3,370,529	$(44,475,218)

(1)	Amount is included in the related amount on investments and derivative instruments in the condensed consolidated statements of operations.

Transfers between levels of the fair value hierarchy are reported at the beginning of the reporting period in which they occur. During the nine months ended September 30, 2018, the Company recorded $6,706,400 in transfers from Level 3 to Level 2 and $0 in transfers from Level 2 to Level 3 due to availability of market data and observable valuation inputs to support the valuation. The Company recorded no other transfers between levels.

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

The following table presents the quantitative information about Level 3 fair value measurements of the Company’s total investments, as of September 30, 2018:

Type of Investment	Fair Value	Valuation techniques	Unobservable input(1)	Range (weighted average)
Senior Secured First Lien Term Loan	$309,349,528	Income Approach (DCF)	Market yield	7.10% - 16.87% (10.17%)
Senior Secured First Lien Term Loan	69,254,646	Market Approach (Guideline Comparable)/Income Approach (DCF)/Enterprise Valuation Analysis	Revenue Multiple, EBITDA Multiple, Discount Rate, Expected Proceeds	1.35x - 1.35x (1.35x) / 3.50x-9.75x (5.88x) / 16.00% - 18.50% (16.97%) / $0.0M - $127.5M ($90.5M)
Senior Secured First Lien Term Loan	113,175,254	Recent Arms-length transaction	Recent Arms-length transaction	N/A
Senior Secured First Lien Notes	24,441,909	Income Approach (DCF)	Market Yield	11.87% - 14.17% (13.23%)
Senior Secured First Lien Notes	122,658	Enterprise Valuation Analysis	Expected Proceeds	$0.1M
Senior Secured Second Lien Term Loan	174,758,158	Income Approach (DCF)	Market yield	9.16% - 16.40% (11.24%)
Senior Secured Second Lien Term Loan	6,643,895	Market Approach (Guideline Comparable)/Income Approach (DCF)	EBITDA Multiple, Discount Rate	5.00x - 6.00x (5.50x) / 17.50% - 19.50% (18.50%)
Equity/Warrants	67,671,916	Market Approach (Guideline Comparable)/Market Approach (Comparable Transactions)/Income Approach (DCF)/ Enterprise Valuation Analysis	Revenue Multiple, EBITDA Multiple, Book Value Multiple, Discount Rate, Capitalization Rate, Average List Price, Expected Proceeds	1.25x - 1.35x (1.25x) / 3.50x-13.50x (12.78x) / 1.25x - 1.25x (1.25x) / 12.50% - 21.25% (12.48%) / 7.50% - 8.50% (8.15%) / $1.1M - $1.1M ($1.1M) / $0.0M - $0.0M ($0.0M)
Equity/Warrants	15,473,883	Recent Arms-length transaction	Recent Arms-length transaction	N/A
Equity/Warrants	5,183,786	Income Approach (DCF)	Market Yield	20.59%
Subordinated Notes	70,373,523	Income Approach (DCF)	Discount Rate	11.00% - 17.00% (13.87%)
Subordinated Notes	1,916,200	Income Approach (DCF)	Market Yield	8.60%
Subordinated Notes	4,072,421	Recent Arms-length transaction	Recent Arms-length transaction	N/A
Total	$862,437,777
TRS	(1,984,339)	Income Approach (DCF)	Market Yield	5.62% - 13.06% (8.52%)
Total	$860,453,438

(1)	Represents the method used when the Company has determined that market participants would use such inputs when measuring the fair value of these investments.

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

Arbor is required to pay a minimum usage fee in connection with the TRS of 1.60% on the amount equal to 85% of the average daily unused portion of the maximum amount permitted under the TRS. Such minimum usage fee will not apply during the first 365 days and last 60 days of the term of the TRS. Arbor will also pay Citibank customary fees in connection with the establishment and maintenance of the TRS. During the three and nine months ended September 30, 2018, Arbor paid no minimum usage fees. During the three and nine months ended September 30, 2017, Arbor paid $12,823 and $67,961, respectively, in minimum usage fees.

Arbor is required to initially cash collateralize a specified percentage of each loan (generally 20% to 30% of the market value of such loan) included under the TRS in accordance with margin requirements described in the TRS Agreement. As of September 30, 2018 and December 31, 2017, Arbor has posted $45,000,000 and $48,000,000, respectively, in collateral to Citibank in relation to the TRS which is recorded on the consolidated statements of assets and liabilities as cash collateral on TRS. Arbor is restricted from removing the cash collateral posted to Citibank and may be required to post additional collateral from time to time as a result of a decline in the mark-to-market value of the portfolio of loans subject to the TRS. The obligations of Arbor under the TRS Agreement are non-recourse to the Company and the Company’s exposure under the TRS Agreement is limited to the value of the Company’s investment in Arbor, which generally equals the value of cash collateral provided by Arbor under the TRS Agreement.

In connection with the TRS, Arbor has made customary representations and warranties and is required to comply with various covenants, reporting requirements and other customary requirements for similar transactions. In addition to customary events of default and termination events included in the form ISDA 2002 Master Agreement, the TRS Agreement contains the following termination events: (a) a failure to satisfy the portfolio criteria for at least 30 days; (b) a failure to post initial cash collateral or additional collateral as required by the TRS Agreement; (c) a default by Arbor or the Company with respect to indebtedness in an amount equal to or greater than the lesser of $10,000,000 and 2% of the Company’s NAV at such time; (d) a merger of Arbor or the Company meeting certain criteria; (e) the Company or Arbor amending their respective constituent documents to alter their investment strategy in a manner that has or could reasonably be expected to have a material adverse effect; and (f) SIC Advisors ceasing to be the investment manager of Arbor or to have authority to enter into transactions under the TRS Agreement on behalf of Arbor, and not being replaced by an entity reasonably acceptable to Citibank. As of September 30, 2018 and December 31, 2017, the Company did not have any derivatives with contingent features in net liability positions; therefore, if a trigger event had occurred, no amount would have been required to be posted by the Company.

The Company’s maximum credit risk exposure as of September 30, 2018 and December 31, 2017 is $45,003,727 and $48,462,555, respectively, which is recorded on the consolidated statements of assets and liabilities as cash collateral on TRS and receivable due on TRS.

The Company’s receivable from Citibank represents realized amounts from payments on underlying loans in the TRS portfolio that as of September 30, 2018 and December 31, 2017 was $3,727 and $462,555, respectively, which is recorded on the consolidated statements of assets and liabilities as receivable due on total return swap. The Company does not offset collateral posted in relation to the TRS with any unrealized appreciation or depreciation outstanding in the consolidated statements of assets and liabilities as of September 30, 2018 and December 31, 2017.

Transactions in TRS contracts during the three and nine months ended September 30, 2018 and 2017 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Interest income and settlement from TRS portfolio	$1,463,986	$2,348,862	$4,123,660	$6,746,607
Traded gains/(loss) on TRS loan sales	(364,450)	785,847	(2,589,178)	(8,482,509)
Net realized gains/(loss) on TRS portfolio	$1,099,536	$3,134,709	$1,534,482	$(1,735,902)

Net change in unrealized appreciation/(depreciation) on TRS portfolio	$735,874	$(2,032,534)	$3,370,529	$8,163,736

The Company held one derivative position as of September 30, 2018 and December 31, 2017 subject to a Master Agreement (“MA”). The following table represents the Company’s gross and net amounts after offset under the MA, of the derivative assets and liabilities presented by derivative type net of the related collateral pledged by the Company as of September 30, 2018 and December 31, 2017:

	Gross Derivative Assets/ (Liabilities) Subject to MA	Derivative Amount Available for Offset	Net Amount Presented in the Consolidated Statements of Assets and Liabilities	Cash Collateral Posted (1)	Net Amount of Derivative Assets/(Liabilities)
September 30, 2018
TRS(1)	$(1,984,339)	$—	$(1,984,339)	$1,984,339	$—
December 31, 2017
TRS(1)	$(5,354,868)	$—	$(5,354,868)	$5,354,868	$—

(1)
As of September 30, 2018 and December 31, 2017, $45,000,000 and $48,000,000, respectively, of cash was posted for initial margin requirements for the TRS as reported on the consolidated statements of assets and liabilities as cash collateral on TRS.

The volume of the Company’s derivative transactions for the three and nine months ended September 30, 2018 and 2017 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Average notional amount of contracts	$169,697,701	$246,554,568	$169,769,243	$248,738,019

Note 6. Borrowings
The following table shows the Company's outstanding debt as of September 30, 2018 and December 31, 2017:

	September 30, 2018			December 31, 2017
	Total Commitment	Balance Outstanding	Unused Commitment	Total Commitment	Balance Outstanding	Unused Commitment
ING Credit Facility	$220,000,000	$130,000,000	$90,000,000	$220,000,000	$195,000,000	$25,000,000
Alpine Credit Facility	300,000,000	240,000,000	60,000,000	300,000,000	240,000,000	60,000,000
Total before deferred financing costs	520,000,000	370,000,000	150,000,000	520,000,000	435,000,000	85,000,000
Unamortized deferred financing costs	—	(3,921,494)	—	—	(5,286,927)	—
Total borrowings outstanding, net of deferred financing costs	$520,000,000	$366,078,506	$150,000,000	$520,000,000	$429,713,073	$85,000,000

As a BDC, the Company is generally allowed to employ leverage to the extent that its asset coverage, as defined in the 1940 Act, equals at least 200% (or 150% if certain requirements under 1940 Act are met) after giving effect to such leverage. The amount of leverage that the Company employs at any time depends on its assessment of the market and other factors at the time of any proposed borrowing.

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

The ING Credit Facility allows for the Company, at its option, to borrow money at a rate of either (i) an alternate base rate plus 1.50% per annum or (ii) LIBOR plus 2.50% per annum. The interest rate margins are subject to certain step-downs upon the satisfaction of certain conditions described in the Revolving Credit Agreement. The alternate base rate will be the greatest of (i) the U.S. Prime Rate set forth in the Wall Street Journal, (ii) the federal funds effective rate plus 1/2 of 1%, and (iii) three month LIBOR plus 1.00%. As of September 30, 2018 and December 31, 2017, the commitment under the ING Credit Facility was $220,000,000 and $220,000,000, respectively, and the ING Credit Facility includes an accordion feature that allows for potential future expansion of the ING Credit Facility up to a total of $500,000,000. Availability of loans under the ING Credit Facility is linked to the valuation of the collateral pursuant to a borrowing base mechanism.

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

As of September 30, 2018 and December 31, 2017, the carrying amount of the Company’s borrowings under the ING Credit Facility approximated their fair value. The fair value of the Company’s debt obligation is determined in accordance with ASC 820, which defines fair value in terms of the price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The fair value of the Company’s borrowing under the ING Credit Facility is estimated based upon market interest rates of the Company’s borrowing or entities with similar credit risk, adjusted for nonperformance risk, if any. As of September 30, 2018 and December 31, 2017, the ING Credit Facility would be deemed to be Level 3, as defined in Note 4.

As of September 30, 2018 and December 31, 2017, $1,635,745 and $2,275,481, respectively, of financing costs related to the ING Credit Facility have been capitalized and are being amortized over the respective terms. The following table shows additional information about the interest and financing costs related to the ING Credit Facility for the three and nine months ended September 30, 2018 and 2017:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
Interest expense related to the ING Credit Facility	$1,792,545	$1,621,142	$5,352,403	$4,086,172
Financing expenses related to the ING Credit Facility	234,490	234,636	695,986	664,086
Total interest and financing expenses related to the ING Credit Facility	$2,027,035	$1,855,778	$6,048,389	$4,750,258

Weighted average outstanding debt balance of the ING Credit Facility	$142,173,913	$153,260,870	$149,439,560	$137,527,473
Weighted average interest rate of the ING Credit Facility (annualized)	4.9%	4.1%	4.7%	3.9%

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

As of September 30, 2018 and December 31, 2017, the carrying amount of the Company’s borrowings under the Alpine Credit Facility approximated the fair value of the Company’s debt obligation. The fair value of the Company’s debt obligation is determined in accordance with ASC 820, which defines fair value in terms of the price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The fair value of the Company’s borrowings under the Alpine Credit Facility is estimated based upon market interest rates of the Company’s borrowings or entities with similar credit risk, adjusted for nonperformance risk, if any. As of September 30, 2018 and December 31, 2017, the Alpine Credit Facility would be deemed to be Level 3, as defined in Note 4.

As of September 30, 2018 and December 31, 2017, $2,285,749 and $3,011,446, respectively, of financing costs related to the Alpine Credit Facility has been capitalized and is being amortized over the respective terms. The following table shows additional information about the interest and financing costs related to the Alpine Credit Facility for the three and nine months ended September 30, 2018 and 2017:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
Interest expense related to the Alpine Credit Facility	$3,181,773	$2,813,570	$9,071,488	$8,091,502
Financing expenses related to the Alpine Credit Facility	244,557	148,933	725,697	437,763
Total Interest and financing expenses related to the Alpine Credit Facility	$3,426,330	$2,962,503	$9,797,185	$8,529,265

Weighted average outstanding debt balance of the Alpine Credit Facility	$240,000,000	$240,000,000	$240,904,762	$243,406,593
Weighted average interest rate of the Alpine Credit Facility (annualized)	5.2%	4.6%	5.0%	4.4%
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

The base management fee is calculated at an annual rate of 1.75% of the Company’s gross assets payable quarterly in arrears. For purposes of calculating the base management fee, the term “gross assets” includes any assets acquired with the proceeds of leverage. "Gross assets" also includes any cash collateral posted with respect to the TRS, adjusted for realized and unrealized appreciation. The base management fee is calculated based on the gross assets at the end of each completed calendar quarter. Base management fees for any partial quarter are appropriately prorated. For the three and nine months ended September 30, 2018, the Company recorded an expense for base management fees of $4,681,915 and $14,520,226 respectively. For the three and nine months ended September 30, 2017, the Company recorded an expense for base management fees of $5,378,233 and $16,036,068 respectively. As of September 30, 2018 and December 31, 2017, the Company recorded a base management fee payable of $4,681,915 and $5,196,997, respectively.

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

For the three and nine months ended September 30, 2018, the Company recorded incentive fees of $446,703 and $446,703, respectively. For the three and nine months ended September 30, 2017, the Company recorded incentive fees of $1,323,999 and $1,872,805, respectively. As of September 30, 2018 and December 31, 2017, the Company recorded incentive fees payable of $446,703 and $2,827,372, respectively.

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

For the three and nine months ended September 30, 2018 and 2017, the Company recorded no capital gains incentive fee. As of September 30, 2018 and December 31, 2017, the Company recorded no capital gains incentive fee payable.

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

Administration Agreement
On April 5, 2012, the Company entered into an administration agreement (the “Administration Agreement”) with Medley Capital LLC, pursuant to which Medley Capital LLC furnishes the Company with administrative services necessary to conduct its day-to-day operations. On February 28, 2013, Medley Capital LLC entered into a Sub-Administration Agreement with State Street Bank Global Fund Accounting and Custody to perform certain financial, accounting, administrative and other services on behalf of the Company. On March 8, 2018, the Company’s board of directors approved the renewal of the Administration Agreement for an additional one-year term at an in-person meeting. Medley Capital LLC is reimbursed for administrative expenses it incurs on the Company’s behalf in performing its obligations. Such costs are reasonably allocated to the Company on the basis of assets, revenues, time records or other reasonable methods. The Company does not reimburse Medley Capital LLC for any services for which it receives a separate fee or for rent, depreciation, utilities, capital equipment or other administrative items allocated to a controlling person of Medley Capital LLC. For the three and nine months ended September 30, 2018, the Company recorded administrator expenses of $527,752 and $2,009,465, respectively. For the three and nine months ended September 30, 2017, the Company recorded administrator expenses of $745,817 and $2,333,968, respectively. As of September 30, 2018 and December 31, 2017, the Company had $527,753 and $695,777, respectively, in administrator fees payable.

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

Repayments of amounts paid by SIC Advisors to the Company under the Expense Support Agreement will be accrued as they become probable and estimable. The Company refers to Expense Support Reimbursements that are eligible for reimbursement to SIC Advisors by virtue of having satisfied the conditions described above as a “Crystalized Reimbursement.” As of September 30, 2018 and December 31, 2017, the Company recorded no Crystalized Reimbursements. As of September 30, 2018 and December 31, 2017, the total remaining amounts eligible for reimbursement of the Company to SIC Advisors, net of Crystalized Reimbursements, was $20,203,808 and $24,973,540, respectively.

The following table provides information regarding liabilities incurred by SIC Advisors pursuant to the Expense Support Agreement as well as other information relating to the Company’s ability to reimburse SIC Advisors for such payments:

Quarter Ended	Amount of Expense Payment Obligation	Amount Repaid to SIC Advisors	Operating Expense Ratio(1)	Annualized Distribution Rate(2)	Eligible to be Repaid Through
December 31, 2014(3)	1,585,471	—	0.47%	8.00%	December 31, 2017
March 31, 2015(3)	1,993,518	—	0.43%	8.00%	March 31, 2018
June 30, 2015(3)	2,148,462	—	0.31%	8.00%	June 30, 2018
September 30, 2015(3)	627,752	—	0.32%	8.25%	September 30, 2018
December 31, 2015	3,974,895	—	0.40%	8.65%	December 31, 2018
March 31, 2016	5,204,896	—	0.37%	8.89%	March 31, 2019
June 30, 2016	5,634,390	—	0.29%	8.89%	June 30, 2019
September 30, 2016	5,389,627	—	0.45%	8.84%	September 30, 2019

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

(3)	The unreimbursed part of the expense payment obligation has expired as of September 30, 2018.

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

On July 2, 2018, the Sierra Board determined to terminate Sierra’s offering effective as of July 31, 2018. As a result, the dealer manager agreement with SC Distributors, LLC, and any amendments thereto, has been terminated by its terms.

On August 9, 2018, the Company entered into the MCC Merger Agreement pursuant to which MCC will, on the terms and subject to the conditions set forth in the MCC Merger Agreement, merge with and into Sierra, with Sierra as the surviving company in the MCC Merger Agreement. Under the MCC Merger, each share of MCC’s common stock issued and outstanding immediately prior to the MCC Merger effective time, other than shares of MCC common stock held by MCC, the Company or their respective wholly owned subsidiaries, will be converted into the right to receive 0.8050 shares of the Company’s common stock. In addition, on August 9, 2018, the Company entered into the MDLY Merger Agreement, pursuant to which MDLY will on the terms and subject to the conditions set forth in the MDLY Merger Agreement, merge with and into Merger Sub, with Merger Sub as the surviving company in the MDLY Merger Agreement. In the MDLY Merger, each share of MDLY Class A common stock, issued and outstanding immediately prior to the MDLY Merger effective time, other than Dissenting Shares (as defined in the MDLY Merger Agreement) and shares of MDLY Class A common stock held by MDLY, Sierra or their respective wholly owned subsidiaries, will be converted into the right to receive (i) 0.3836 shares of the Company’s common stock; plus (ii) cash in an amount equal to $3.44 per share. In addition, MDLY’s stockholders will have the right to receive certain dividends and/or other payments. The Mergers will occur simultaneously and, as a result of the foregoing, the investment management function relating to the operation of the Company, as the surviving company in the Mergers, will be internalized.

The Mergers are subject to the satisfaction or waiver of closing conditions, including, but not limited to: (a) the approval of the MCC Merger and the MDLY Merger by the Company’s stockholders by the affirmative vote of at least a majority of all its stockholders, the approval of the adoption of the MCC Merger Agreement by MCC’s stockholders, and the approval of the adoption of the MDLY Merger Agreement by MDLY’s stockholders, voting separately at their respective special meetings; (b) the receipt of an exemptive order from the SEC, an exemptive application for which has been filed by the Company, MCC and MDLY and certain of their subsidiaries; and (c) the approval by the SBA relating to the transfer of MCC’s Small Business Investment Company license. No assurance can be given that such SEC exemptive order will be issued or SBA approval will be received or that any of the other closing conditions will be satisfied or waived.

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

Opportunities for co-investments may arise when SIC Advisors or an affiliated adviser becomes aware of investment opportunities that may be appropriate for the Company and other clients or affiliated funds. On November 25, 2013, the Company obtained an exemptive order from the SEC that permits us to participate in negotiated co-investment transactions with certain affiliates, each of whose investment adviser is Medley, LLC or an investment adviser controlled by Medley, LLC in a manner consistent with our investment objective, strategies and restrictions, as well as regulatory requirements and other pertinent factors (the “Prior Exemptive Order”). On March 29, 2017, the Company, SIC Advisors and certain other affiliated funds and investment advisers received an exemptive order (the "Exemptive Order") that supersedes the Prior Exemptive Order and allows affiliated registered investment companies to participate in co-investment transactions with us that would otherwise have been prohibited under Section 17(d) and 57(a)(4) and Rule 17d-1. On October 4, 2017, the Company, SIC Advisors and certain of our affiliates received an exemptive order that supersedes the Exemptive Order (the “New Exemptive Order”) and allows, in addition to the entities already covered by the Exemptive Order, Medley LLC and its subsidiary, Medley Capital LLC, to the extent they hold financial assets in a principal capacity, and any direct or indirect, wholly or majority-owned subsidiary of Medley LLC that is formed in the future, to participate in co-investment transactions with us that would otherwise be prohibited by either or both of Sections 17(d) and 57(a)(4) of the 1940 Act. The terms of the New Exemptive Order are otherwise substantially similar to the Exemptive Order. Co-investment under the New Exemptive Order is subject to certain conditions, including the condition that, in the case of each co-investment transaction, our board of directors determines that it would to be in our best interest to participate in the transaction. However, neither we nor the affiliated funds are obligated to invest or co-invest when investment opportunities are referred to us or them. Please see the footnotes to the Consolidated Schedule of Investments as of September 30, 2018 and December 31, 2017 for disclosures regarding securities also held by affiliated funds.

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

In addition, the Board established a special committee comprised solely of its independent directors (the “Sierra Special Committee”), for the purpose of assessing the merits of various business proposals. On January 26, 2018, the Board approved (i) a monthly fee of $15,000 payable to the Chairman of the Sierra Special Committee, (ii) a monthly fee of $10,000 payable to each of the other members of the Sierra Special Committee, and (iii) reimbursement for all out-of-pocket expenses incurred by the members of the Sierra Special Committee in connection with his services as a member of the Special Committee consistent with the Company’s policies for reimbursement of members of the Board. On July 2, 2018, the Board approved an increase in the monthly fee payable to the members of the Sierra Special Committee. Effective July 1, 2018, the monthly fee payable to the Chairman of the Sierra Special Committee was increased to $20,000 and a monthly fee payable to each of the other members of the Sierra Special Committee was increased to $15,000.

For the three and nine months ended September 30, 2018, the Company recorded directors' fees expenses in General and Administrative expenses on the consolidated statement of operations of $258,750 and $719,169, respectively. For the three and nine months ended September 30, 2017, the Company recorded directors' fees expenses in General and Administrative expenses on the consolidated statement of operations of $89,750 and $299,750, respectively.

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

The following table sets forth the computation of the weighted average basic and diluted net increase in net assets per share from operations for the three and nine months ended September 30, 2018 and 2017:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
Net increase/(decrease) in net assets from operations	$(5,706,104)	$3,388,374	$(12,046,454)	$19,984,135
Weighted average common shares outstanding	97,047,494	96,474,233	97,142,433	96,078,793
Weighted average basic and diluted earnings/(loss) per common share	$(0.06)	$0.04	$(0.12)	$0.21

Note 11. Commitments
As of September 30, 2018 and December 31, 2017, the Company had $66,511,306 and $74,816,115, respectively, of unfunded commitments under loan and financing agreements. These amounts are primarily composed of commitments for senior secured term loans, revolvers, and additional capital contributions for the Sierra JV. The unrealized gain or loss associated with unfunded commitments is recorded in the financial statements and reflected as an adjustment to the valuation of the related security in the Consolidated Schedule of Investments. The par amount of the unfunded commitments are not recognized by the Company until the commitment is funded.

	As of
	September 30, 2018	December 31, 2017
1888 Industrial Services, LLC	$251,558	$440,227
AAAHI Acquisition Corporation	328,505	1,700,234
Access Media Holdings, LLC	151,200	93,800
Alpine SG, LLC	1,000,000	2,857,143
Barry's Bootcamp Holdings, LLC	4,228,571	7,028,571
Black Angus Steakhouses, LLC	3,794,643	3,571,429
Brook & Whittle Holding Corp.	708,215	708,215
Central States Dermatology Services, LLC	314,351	459,738
Charming Charlie, Inc.	2,252,279	1,215,520
Covenant Surgical Partners, Inc.	—	1,317,436
CP Opco, LLC	—	348,265
DataOnline Corp.	1,180,000	—
Elite Comfort Solutions LLC	1,899,463	3,238,865
Engineered Machinery Holdings, Inc.	—	38,298
Impact Sales, LLC	—	1,347,656
IOP Monroe Acquisition, Inc.	2,500,000	2,500,000
Isola USA Corp.	1,138,277	—
Manna Pro Products, LLC	325,000	833,333
MCM 500 East Pratt Holdings, LLC	—	4,544,129
Nuspire Networks	—	2,500,000
PT Network, LLC	4,437,433	4,437,433
Redwood Services Group, LLC	10,824,811	—
RMS Holding Company, LLC	2,737,406	2,737,407
SavATree, LLC	267,222	361,111
SFP Holding, Inc.	4,900,766	3,722,222
Sierra Senior Loan Strategy JV I LLC	4,200,000	7,683,750
Simplified Logistics, LLC	5,000,000	5,596,243
SMART Financial Operations, LLC	3,200,000	6,300,000
Smile Doctors LLC	5,400,548	3,764,032
SRS Software	5,000,000	5,000,000
TwentyEighty, Inc.	471,058	471,058
Total Commitments	$66,511,306	$74,816,115

Note 12. Fee Income
Fee income consists of origination fees, amendment fees, prepayment fees, administrative agent fees and other miscellaneous fees. Origination fees, prepayment fees, amendment fees, and other similar fees are non-recurring fee sources. Such fees are received on a transaction by transaction basis and do not constitute a regular stream of income. The following table shows the Company’s fee income for the three and nine months ended September 30, 2018 and 2017:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
Origination fee	$1,199,833	$754,118	$2,278,772	$2,611,500
Prepayment fee	—	50,000	329,104	489,434
Amendment fee	122,414	395,593	231,803	849,730
Administrative agent fee	54,529	28,420	118,135	100,539
Other fees	12,018	—	23,121	17,092
Fee income	$1,388,794	$1,228,131	$2,980,935	$4,068,295

Note 13. Distributions and Share Repurchase Program Distributions
Distributions to common stockholders are recorded on the ex-dividend date. The amount to be paid out as a distribution is determined by the Company’s board of directors.

The Company has adopted an “opt in” distribution reinvestment plan (“DRIP”) pursuant to which the Company’s common stockholders may elect to have the full amount of any cash distributions reinvested in additional shares of the Company’s common stock. On June 30, 2017, the Board approved an amendment to the DRIP, pursuant to which the number of newly-issued shares of the Company’s common stock to be issued to a participating stockholder shall be determined by dividing the total dollar amount of the distribution payable to such stockholder by a price equal to 94.5%, rather than 90%, of the Company’s then current offering price. The Company amended the DRIP as a result of the Company’s revised fee structure, which went into effect on June 16, 2017. Under the Company’s revised fee structure the upfront selling commission was reduced from 7.00% of gross proceeds to up to 3.00% of gross proceeds and the dealer manager fee was reduced from 2.75% of gross proceeds to up to 2.50% of gross proceeds. If the Company declares a cash dividend or other distribution, each stockholder that has “opted in” to the DRIP will have their distributions automatically reinvested in additional shares of the Company’s common stock rather than receiving cash distributions. Stockholders who receive distributions in the form of shares of common stock will be subject to the same federal, state and local tax consequences as if they received cash distributions. For the nine months ended September 30, 2018, the Company distributed a total of $46,592,535, of which $27,043,560 was in cash and $19,548,975 was in the form of common stock associated with the DRIP. For the nine months ended September 30, 2017, the Company distributed a total of $46,082,836, of which $25,118,175, was in cash and $20,964,661 was in the form of common stock associated with the DRIP.

The following table reflects the cash distributions per share that the Company has declared or paid to its stockholders during 2018 and 2017. Stockholders of record as of each respective semi-monthly record date were entitled to receive the distribution.

Record Date	Payment Date	Amount per share
January 13 and 31, 2017	January 31, 2017	$0.02667
February 15 and 28, 2017	February 28, 2017	0.02667
March 15 and 31, 2017	March 31, 2017	0.02667
April 14 and 28, 2017	April 28, 2017	0.02667
May 15 and 31, 2017	May 31, 2017	0.02667
June 15 and 30, 2017	June 30, 2017	0.02667
July 14 and 31, 2017	July 31, 2017	0.02667
August 15 and 31, 2017	August 31, 2017	0.02667
September 15 and 29, 2017	September 29, 2017	0.02667
October 13 and 31, 2017	October 31, 2017	0.02667
November 15 and 30, 2017	November 30, 2017	0.02667
December 15 and 29, 2017	December 29, 2017	0.02667
January 15 and 31, 2018	January 31, 2018	0.02667
February 15 and 28, 2018	February 28, 2018	0.02667
March 15 and 30, 2018	March 30, 2018	0.02667
April 13 and 30, 2018	April 30, 2018	0.02667
May 15 and 31, 2018	May 31, 2018	0.02667
June 15 and 29, 2018	June 29, 2018	0.02667
July 13 and 31, 2018	July 31, 2018	0.02667
August 15 and 31, 2018	August 31, 2018	0.02667
September 14 and 28, 2018	September 28, 2018	0.02667

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

Share Repurchase Program
In June 2013, the Company commenced a share repurchase program pursuant to which it intends to conduct quarterly share repurchases of up to 2.5% of the weighted average number of outstanding shares of its common stock in the prior four calendar quarters or 10% of the weighted average number of outstanding shares in the prior 12-month period. In connection with the Mergers, the Company suspended the Share Repurchase Program. The purpose of the share repurchase program is to allow stockholders to sell their shares back to the Company at a price equal to the most recently disclosed NAV per share of the Company's common stock immediately prior to the date of repurchase. Shares will be purchased from stockholders participating in the program on a pro rata basis. Unless the Company's board of directors determines otherwise, the number of shares to be repurchased during any calendar year will be limited to the proceeds received in association with the sale of shares of common stock under the distribution reinvestment plan.

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

In the event of the death or disability of a stockholder, the Company will repurchase the shares held by such stockholder at a price equal to the NAV per share of our shares as disclosed in the periodic report the Company files with the SEC immediately following the date of the death or disability of such stockholder. The Company's board of directors has the right to suspend or terminate repurchases due to death or disability to the extent that it determines that it is in the Company's best interest to do so. In connection with the Mergers, the Company suspended repurchases due to death or disability. During the three and nine months ended September 30, 2018, the Company repurchased 168,845 and 263,737 shares, respectively, of certain shareholders due to death or disability. During the three and nine months ended September 30, 2017, the Company repurchased 64,880 and 100,213 shares, respectively, of certain shareholders due to death or disability.

Note 14. Financial Highlights
The following is a schedule of financial highlights of the Company for the nine months ended September 30, 2018 and 2017:

	2018	2017
Per Share Data:(1)
Net asset value at beginning of period	$7.66	$8.17
Net investment income	0.37	0.40
Net realized gains/(losses) on investments and total return swap	(0.51)	(0.24)
Net unrealized appreciation/(depreciation) on investments and total return swap	0.01	0.04
Net increase/(decrease) in net assets	$(0.13)	$0.20
Distributions from return of capital	—	—
Distributions from earnings(2)	(0.48)	(0.48)
Total distributions to shareholders	$(0.48)	$(0.48)
Issuance of common shares above net asset value(3)	—	—
Net asset value at end of period	$7.05	$7.89
Total return based on net asset value(4)(5)	(1.73)%	2.56%
Portfolio turnover rate(5)	18.12%	24.47%
Shares outstanding at end of period	97,546,600	96,300,123
Net assets at end of period	$687,862,214	$763,961,571
Ratio/Supplemental Data (annualized):
Ratio of net investment income to average net assets	6.75%	6.90%
Ratio of net expenses (including incentive fees) to average net assets	7.03%	6.71%
Ratio of incentive fees to average net assets (5)	0.06%	0.24%
Supplemental Data (annualized):
Asset coverage ratio per unit(6)	$2,407	$2,345
Percentage of non-recurring fee income(7)	5.19%	6.75%
Ratio of net expenses (excluding incentive fees) to average net assets	6.96%	6.47%
Ratio of interest and financing related expenses to average net assets(8)	2.96%	2.30%

(1)	The per share data was derived by using the weighted average shares outstanding during the nine months ended September 30, 2018 and 2017, which were 97,142,433 and 96,078,793 respectively.

(2)	The per share data for distributions is the actual amount of paid distributions per share during the period.

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

(6)
Asset coverage per unit is the ratio of the carrying value of the Company's total consolidated assets for regulatory purposes, which includes the underlying fair value of net TRS, less all liabilities and indebtedness not represented by senior securities to the aggregate amount of Senior Securities representing indebtedness and the implied leverage on the TRS. Asset coverage per unit is expressed in terms of dollars per $1,000 of indebtedness. As of September 30, 2018 and 2017, the Company's Asset Coverage Per Unit including unfunded commitments was $2,119 and $2,153, respectively.

(7)	Represents the impact of non-recurring fees over total investment income.

(8)
The ratio of interest and financing related expenses to average net assets for the nine months ended September 30, 2017 have been revised to include financing costs. The ratio was previously reported as 2.11%.

Note 15. Subsequent Events
Management has evaluated subsequent events through the date of issuance of the consolidated financial statements included herein. There have been no subsequent events that occurred during such period that would require disclosure in this Form 10-Q or would be required to be recognized in the consolidated financial statements as of and for the nine months ended September 30, 2018, except as disclosed below.

On October 17, 2018, the Company’s board of directors declared a series of semi-monthly distributions for October, November and December 2018 in the amount of $0.02667 per share. Stockholders of record as of each respective semi-monthly record date will be entitled to receive the distribution. Below are the details for each respective distribution:

Record Date	Payment Date	Amount per share
October 15 and 31, 2018	October 31, 2018	$0.02667
November 15 and 30, 2018	November 30, 2018	0.02667
December 14 and 31, 2018	December 31, 2018	0.02667

In connection with the Mergers, on November 6, 2018, the Board approved a distribution guidance framework that set forth a target distribution rate for the Company if the Mergers are successfully consummated. In that regard, the Board determined that for each of the twelve months following the consummation of the Mergers, and subject to legally available funds, the Company will pay monthly cash distributions to the holders of the Company’s common stock equal to 5.500 cents per share, which is an increase from the monthly distribution of 5.333 cents per share currently paid by the Company.

In addition, in connection with the Mergers, the Company intends to amend the DRIP (the “Amended DRIP”) to, among other things, modify the terms pursuant to which shares are issued under the DRIP. Under the Amended DRIP, if the Company’s common stock is trading at or above NAV the number of shares of Company’s common stock to be issued to a stockholder will be determined by dividing the total dollar amount of the distribution payable to such stockholder by the greater of (i) NAV per share, and (ii) 95% of the market price per share of the Company’s common stock at the close of regular trading on the NYSE on the payment date fixed by the Board for such distribution. The market price per share on that date shall be the closing price for such shares on the NYSE or, if no sale is reported for such day, at the average of their electronically-reported bid and asked prices. If, on the other hand, the Company’s common stock is trading below NAV, the plan administrator may be instructed not to credit accounts with newly-issued shares and instead to buy shares in the market (in which case there would be no discount available to stockholders) if (1) the price at which newly-issued shares are to be credited does not exceed 110% of the last determined NAV per share; or (2) the Company advises the plan administrator that since such NAV was last determined, the Company has become aware of events that indicate the possibility of a material change in per share NAV as a result of which the NAV of the shares on the payment date might be higher than the price at which the plan administrator would credit newly-issued shares to stockholders.

In connection with the Mergers, on November 6, 2018, the Board approved a share repurchase program pursuant to which the Company could purchase up to an aggregate amount of $100.0 million of the Company’s common stock between the period of the effective date of the Mergers and the one-year anniversary of such date. This share repurchase program may be limited or terminated at any time without prior notice.  Even if the Mergers are consummated, there can be no assurance that the Company will conduct any repurchases of the Company’s common stock.

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

As a BDC, we are required to comply with certain regulatory requirements. For instance, we generally have to invest at least 70% of our total assets in “qualifying assets,” including securities of private or thinly traded public U.S. companies, cash, cash equivalents, U.S. government securities and high-quality debt investments that mature in one year or less. In addition, we are only allowed to borrow money such that our asset coverage, as defined in the 1940 Act, equals at least 200% (or 150% if, pursuant to recent legislation, certain requirements are met) after such borrowing, with certain limited exceptions. To obtain and maintain our RIC status, we must meet specified source-of-income and asset diversification requirements. To be eligible for RIC tax treatment under Subchapter M for U.S. federal income tax purposes, we must distribute at least 90% of our net ordinary income and realized net short-term capital gains in excess of realized net long-term capital losses, if any, for the taxable year.

Agreements and Plan of Mergers
On August 9, 2018 the Company entered into definitive agreements to acquire Medley Capital Corporation (NYSE/TASE: MCC, “MCC”) and Medley Management Inc.(NYSE: MDLY, “MDLY”). Pursuant to the Agreement and Plan of Merger by and between MCC and the Company, MCC will merge with and into the Company, with the Company as the surviving entity. MCC shareholders will receive 0.805 shares of the Company’s common stock for each share of MCC common stock they hold.

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

As a condition to closing, the Company’s common stock will be listed to trade on the New York Stock Exchange and the Tel Aviv Stock Exchange. The mergers are cross conditioned upon each other and are subject to approval by the shareholders of the Company, MCC and Medley, regulators, including the SEC, other customary closing conditions and third party consents. Accordingly, we can provide no assurance that the mergers will be completed, that the mergers will not be delayed or that the terms of the mergers will not change.

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

Portfolio and Investment Activity
The following table shows the amortized cost and the fair value of our investment portfolio as of September 30, 2018:

	Amortized Cost	Percentage	Fair Value	Percentage
Senior secured first lien term loans	$542,668,377	52.4%	$490,827,045	50.7%
Senior secured second lien term loans	183,228,275	17.7	181,402,052	18.7
Senior secured first lien notes	44,964,754	4.3	42,907,397	4.4
Subordinated notes	80,120,917	7.7	77,314,524	8.0
Sierra Senior Loan Strategy JV I LLC	92,050,000	8.9	86,923,244	9.0
Equity/warrants	92,256,325	8.9	88,329,589	9.1
Total	$1,035,288,648	100.0%	$967,703,851	100.0%

As of September 30, 2018, our income-bearing investment portfolio, which represented 89.4% of our total portfolio, had a weighted average yield based upon the cost of our investment portfolio of 8.3%, and 9.3% of our income-bearing portfolio bore interest based on fixed rates, while 90.7% of our income-bearing portfolio bore interest at floating rates, such as LIBOR.

For the three months ended September 30, 2018, we invested $64.3 million of principal in directly originated transactions across 25 portfolio companies and $5.6 million of principal in syndicated transactions across 4 portfolio companies. As of September 30, 2018, the investment portfolio was comprised of $930.8 million of principal in directly originated transactions across 80 portfolio companies and $113.5 million of principal in syndicated transactions across 24 portfolio companies.

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

The following table shows weighted average current yield to maturity, including the yield of cash collateral on the TRS, based on fair value as of September 30, 2018 and December 31, 2017:

	September 30, 2018		December 31, 2017
	Percentage of Total Investments	Weighted Average Current Yield for Total Investments(1)	Percentage of Total Investments	Weighted Average Current Yield for Total Investments(1)
Senior secured first lien term loans	51.7%	7.9%	53.2%	9.4%
Senior secured first lien notes	4.5	11.7	4.0	10.2
Senior secured second lien term loans	19.1	9.8	21.7	9.2
Subordinated notes	8.1	8.4	7.0	11.2
Sierra Senior Loan Strategy JV I LLC	9.1	9.3	7.4	10.3
Equity/warrants	7.5	13.9	6.7	14.3
Total	100.0%	9.1%	100.0%	9.9%

(1)	The weighted average current yield for total investments does not represent the total return to our stockholders.

The following table shows the portfolio composition by industry classification, including the TRS underlying loans, based on fair value as of September 30, 2018:

Industry Classification	Investments at Fair Value(1)	Percentage of Total Portfolio(1)	Value of TRS Underlying Loans	Percentage of TRS Underlying Loans	Total Investments at Fair Value including the value of TRS Underlying Loans	Percentage of Total Portfolio Including the value of TRS Underlying Loans
Services: Business	$149,083,617	15.4%	$16,458,138	10.0%	$165,541,755	14.6%
Multi-Sector Holdings	163,285,388	16.9	—	—	163,285,388	14.4
Healthcare & Pharmaceuticals	75,679,575	7.8	15,080,532	9.2	90,760,107	8.0
High Tech Industries	79,610,020	8.2	7,507,181	4.6	87,117,201	7.7
Banking, Finance, Insurance & Real Estate	53,190,383	5.5	14,826,748	9.0	68,017,131	6.0
Aerospace & Defense	55,437,609	5.7	4,867,118	3.0	60,304,727	5.3
Construction & Building	51,501,394	5.3	—	—	51,501,394	4.6
Hotel, Gaming & Leisure	37,091,050	3.8	13,545,232	8.3	50,636,282	4.5
Wholesale	39,050,871	4.0	—	—	39,050,871	3.5
Automotive	27,354,791	2.8	7,596,289	4.6	34,951,080	3.1
Capital Equipment	15,134,519	1.6	19,697,020	12.0	34,831,539	3.1
Consumer Goods: Durable	24,555,625	2.5	9,879,114	6.0	34,434,739	3.0
Energy: Oil & Gas	24,488,649	2.5	7,822,046	4.8	32,310,695	2.9
Transportation: Cargo	26,185,263	2.7	5,904,958	3.6	32,090,221	2.8
Media: Advertising, Printing & Publishing	21,971,200	2.3	6,467,274	3.9	28,438,474	2.5
Services: Consumer	11,274,731	1.2	14,991,019	9.1	26,265,750	2.3
Chemicals, Plastics & Rubber	20,194,013	2.1	4,924,051	3.0	25,118,064	2.2
Retail	16,136,309	1.7	5,491,872	3.4	21,628,181	1.9
Containers, Packaging & Glass	15,657,957	1.6	1,346,666	0.8	17,004,623	1.5
Media: Diversified & Production	13,882,074	1.4	937,913	0.6	14,819,987	1.3
Transportation: Consumer	8,825,066	0.9	—	—	8,825,066	0.8
Metals & Mining	8,814,145	0.9	—	—	8,814,145	0.8
Forest Products & Paper	8,020,354	0.8	—	—	8,020,354	0.7
Consumer Goods: Non-durable	5,593,760	0.6	2,153,637	1.3	7,747,397	0.7
Media: Broadcasting & Subscription	4,990,544	0.5	—	—	4,990,544	0.4
Beverage & Food	4,959,405	0.5	—	—	4,959,405	0.4
Environmental Industries	4,854,197	0.5	—	—	4,854,197	0.4
Utilities: Electric	—	—	4,379,573	2.7	4,379,573	0.4
Telecommunications	881,342	0.1	—	—	881,342	0.1
Total	$967,703,851	100.0%	$163,876,381	100.0%	$1,131,580,232	100.0%

(1)	Does not include TRS underlying loans

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

The following table shows the distribution of our investment portfolio, not including cash and cash equivalents, on the 1 to 5 investment credit rating scale at fair value as of September 30, 2018 and December 31, 2017:

	September 30, 2018		December 31, 2017
Investment Credit Rating	Investments at Fair Value	Percentage	Investments at Fair Value	Percentage
1	$29,582,267	3.1%	$23,078,445	2.2%
2	784,896,184	81.1	856,094,329	80.5
3	106,590,702	11.0	147,000,458	13.8
4	—	0.0	15,505,144	1.5
5	46,634,698	4.8	22,430,714	2.1
Total	$967,703,851	100.0%	$1,064,109,090	100.0%
Results of Operations
The following table shows operating results for the three and nine months ended September 30, 2018 and 2017:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
Total investment income	$24,477,122	$27,640,738	$73,728,045	$78,575,554
Total expenses	12,119,753	14,139,018	37,695,619	39,218,902
Net investment income	12,357,369	13,501,720	36,032,426	39,356,652
Net realized gain/(loss) from investments and total return swap	(18,244,576)	(2,140,704)	(49,080,881)	(22,951,047)
Net change in unrealized appreciation/(depreciation) on investments and total return swap	562,829	(8,121,591)	1,305,449	3,763,899
Change in provision for deferred taxes on unrealized gain on investments	(381,726)	148,949	(303,448)	(185,369)
Net increase/(decrease) in net assets resulting from operations	$(5,706,104)	$3,388,374	$(12,046,454)	$19,984,135

Investment Income
Total investment income decreased $3,163,616, or 11.4%, to $24,477,122 for the three months ended September 30, 2018, compared to $27,640,738 for the three months ended September 30, 2017. Total investment income consisted primarily of portfolio interest, which decreased $3,388,217, or 12.9%, to $22,974,658 for the three months ended September 30, 2018, compared to $26,362,875 for the three months ended September 30, 2017. This decrease was primarily due to a $79.5 million, or 7.1%, decrease in our average investment portfolio. Fee income increased $160,663, or 13.1%, to $1,388,794 for the three months ended September 30, 2018, compared to $1,228,131 for the three months ended September 30, 2017, primarily due to an increase in fees associated with loan originations and loan prepayments.

Total investment income decreased $4,847,509, or 6.2%, to $73,728,045 for the nine months ended September 30, 2018, compared to $78,575,554 for the nine months ended September 30, 2017. Total investment income consisted primarily of portfolio interest, which decreased $3,866,709, or 5.2%, to $70,555,287 for the nine months ended September 30, 2018, compared to $74,421,996 for the nine months ended September 30, 2017. This decrease was primarily due to a $40.0 million or 76.7% increase in our cost basis of non-accrual portfolio investments. Fee income decreased $1,087,360, or 26.7%, to $2,980,935 for the nine months ended September 30, 2018, compared to $4,068,295 for the nine months ended September 30, 2017, primarily due to a decrease in fees associated with loan originations and loan prepayments.
Operating Expenses
The following table shows operating expenses for the three and nine months ended September 30, 2018 and 2017 :

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
Base management fees	$4,681,915	$5,378,233	$14,520,226	$16,036,068
Interest and financing expenses	5,453,365	4,434,712	15,845,574	13,279,523
Incentive fees	446,703	1,323,999	446,703	1,872,805
General and administrative expenses	1,053,799	1,295,253	3,695,757	2,681,491
Administrator expenses	527,752	745,817	2,009,465	2,333,968
Offering costs	(655,352)	545,959	(184,366)	1,367,343
Professional fees	611,571	415,045	1,362,260	1,647,704
Total expenses	$12,119,753	$14,139,018	$37,695,619	$39,218,902

Total expenses decreased $2,019,265, or 14.3%, to $12,119,753 for the three months ended September 30, 2018, as compared to $14,139,018 for the three months ended September 30, 2017, primarily due to a decrease in management fees, incentive fees and offering costs. Total expenses decreased $1,523,283, or 3.9%, to $37,695,619 for the nine months ended September 30, 2018, as compared to $39,218,902 for the nine months ended September 30, 2017, primarily due to a decrease in management fees, incentive fees and offering costs.

Base management fees decreased $696,318, or 12.9%, to $4,681,915 for the three months ended September 30, 2018, as compared to $5,378,233 for the three months ended September 30, 2017, primarily due to a decrease in our quarter-end gross assets of $159.2 million, or 12.9%. Base management fees decreased $1,515,842, or 9.45%, to $14,520,226 for the nine months ended September 30, 2018, as compared to $16,036,068 for the nine months ended September 30, 2017, primarily due to a decrease in our average gross assets of $115.5 million, or 9.5%.

Interest and financing expenses increased $1,018,653, or 23.0%, to $5,453,365 for the three months ended September 30, 2018, as compared to $4,434,712 for the three months ended September 30, 2017, primarily due to an increase in the weighted average interest rate, as a result of an increase in LIBOR rates, of our credit facilities of 0.7%, or a 15.9% increase. Interest and financing expenses increased $2,566,051, or 19.3%, to 15,845,574 for the nine months ended September 30, 2018, as compared to $13,279,523 for the nine months ended September 30, 2017, primarily due to an increase in the weighted average interest rate, as a result of an increase in LIBOR rates, of our credit facilities of 0.7%, or a 16.7% increase.

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

Net Realized Gains/Losses on Investments
We measure realized gains or losses by the difference between the net proceeds from the disposition and the amortized cost basis of an investment, without regard to unrealized gains or losses previously recognized. For the three and nine months ended September 30, 2018, we recognized net realized loss on investments of $18,244,576 and $49,080,881, respectively, primarily due to certain non-cash restructuring transactions net of realized gains on the TRS. For the three and nine months ended September 30, 2017, we recognized net realized loss of $2,140,704 and $22,951,047, primarily due to certain non-cash restructuring transactions net of realized gains on the TRS.

Net Unrealized Appreciation/Depreciation on Investments
Net change in unrealized appreciation/depreciation on investments reflects the net change in the fair value of our total investments including the TRS and provision for deferred taxes. For the three and nine months ended September 30, 2018, we recorded a net change in unrealized appreciation of $181,103 and a net change in unrealized appreciation of $1,002,001, respectively. For the three and nine months ended September 30, 2017, we recorded a net change in unrealized depreciation of $7,972,642 and a net change in unrealized appreciation of $3,578,530, respectively.

Changes in Net Assets from Operations
For the three and nine months ended September 30, 2018, we recorded a net decrease in net assets resulting from operations of $5,706,104 and $12,046,454, respectively. Based on 97,047,494 and 97,142,433 weighted average common shares outstanding for the three and nine months ended September 30, 2018, respectively, our per share net decrease in net assets resulting from operations was $0.06 and $0.12, respectively. For the three and nine months ended September 30, 2017, we recorded a net increase in net assets resulting from operations of $3,388,374 and $19,984,135, respectively. Based on 96,474,233 and 96,078,793 weighted average common shares outstanding for the three and nine months ended September 30, 2017, respectively, our per share net increase in net assets resulting from operations was $0.04 and $0.21 respectively.

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

As of September 30, 2018 and December 31, 2017, we had $38,250,681 and $64,909,759, respectively, in cash and cash equivalents. In the future, we may generate cash from future offerings of securities, future borrowings and cash flows from operations, including interest earned from the temporary investment of cash in U.S. government securities and other high-quality debt investments that mature in one year or less. Our primary use of funds is investments in our targeted asset classes, cash distributions to our stockholders, and other general corporate purposes.

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

The following table shows our net borrowings as of September 30, 2018 and December 31, 2017:

	September 30, 2018			December 31, 2017
	Total Commitment	Balance Outstanding	Unused Commitment	Total Commitment	Balance Outstanding	Unused Commitment
ING Credit Facility	$220,000,000	$130,000,000	$90,000,000	$175,000,000	$195,000,000	$(20,000,000)
Alpine Credit Facility	300,000,000	240,000,000	60,000,000	300,000,000	240,000,000	60,000,000
Total before deferred financing costs	520,000,000	370,000,000	150,000,000	475,000,000	435,000,000	40,000,000
Unamortized deferred financing costs	—	(3,921,494)	—	—	(5,286,927)	—
Total borrowings outstanding, net	$520,000,000	$366,078,506	$150,000,000	$475,000,000	$429,713,073	$40,000,000

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

The ING Credit Facility allows for us, at our option, to borrow money at a rate of either (i) an alternate base rate plus 1.50% per annum or (ii) LIBOR plus 2.50% per annum. The interest rate margins are subject to certain step-downs upon the satisfaction of certain conditions described in the Revolving Credit Agreement. The alternate base rate will be the greatest of (i) the U.S. Prime Rate set forth in the Wall Street Journal, (ii) the federal funds effective rate plus 1/2 of 1%, and (iii) three month LIBOR plus 1%. As of September 30, 2018 and December 31, 2017, the commitment under the ING Credit Facility was $220 million and includes an accordion feature that allows for potential future expansion of the ING Credit Facility up to a total of $500 million. Availability of loans under the ING Credit Facility is linked to the valuation of the collateral pursuant to a borrowing base mechanism.

We are also required to pay a commitment fee to the lenders based on the daily unused portion of the aggregate commitments under the ING Credit Facility. The commitment fee is (i) 1.50% if the used portion of the aggregate commitments is less than or equal to 40%, (ii) 0.75% if the used portion of the aggregate commitments is greater than 40% and less than or equal to 65% or (iii) 0.50% if the used portion of the aggregate commitments is greater than 65%. The ING Credit Facility provides that we may use the proceeds of the facility for general corporate purposes, including making investments in accordance with our investment objective and strategy. As of September 30, 2018, our borrowings under the ING Facility totaled $130,000,000 and were recorded as part of revolving credit facility payable on our consolidated statements of assets and liabilities.

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

Borrowings under the Alpine Credit Facility are subject to compliance with a NAV coverage ratio with respect to the current value of Alpine’s portfolio and various eligibility criteria must be satisfied with respect to the initial acquisition of each loan in Alpine’s portfolio. Any amounts borrowed under the Alpine Credit Facility will mature, and all accrued and unpaid interest thereunder will be due and payable, on March 29, 2022. As of September 30, 2018, Alpine’s borrowings under the Alpine Credit Facility totaled $240,000,000 and were recorded as part of revolving credit facility payable on our consolidated statements of assets and liabilities.

Contractual Obligations
The following table shows our payment obligations for repayment of debt, which total our contractual obligations at September 30, 2018:

	Payment Due By Period
	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
ING Credit Facility	$130,000,000	$—	$130,000,000	$—	$—
Alpine Credit Facility	240,000,000	—		240,000,000	—
Total Contractual Obligations	$370,000,000	$—	$130,000,000	$240,000,000	$—

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

Transactions in TRS contracts during the three and nine months ended September 30, 2018 and 2017 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Interest income and settlement from TRS portfolio	$1,463,986	$2,348,862	4,123,660	$6,746,607
Traded gains/(loss) on TRS loan sales	(364,450)	785,847	(2,589,178)	(8,482,509)
Net realized gains/(loss) on TRS portfolio	$1,099,536	$3,134,709	$1,534,482	$(1,735,902)

Net change in unrealized appreciation/(depreciation) on TRS portfolio	$735,874	$(2,032,534)	$3,370,529	$8,163,736

Our derivative asset from Citibank, net of amounts available for offset under a master netting agreement as of September 30, 2018, was $3,727, which is recorded on the consolidated statements of assets and liabilities as a receivable due on total return swap.

The volume of the Company’s derivative transactions for the three and nine months ended September 30, 2018 and 2017 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Average notional amount of contracts	$169,697,701	$246,554,568	$169,769,243	$248,738,019

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

As of September 30, 2018, the Sierra JV had total assets of $304.3 million and the portfolio was comprised of 100.0% senior secured first lien term loans to 58 different portfolio companies with one portfolio company on non-accrual status. As of December 31, 2017, Sierra JV’s portfolio was comprised of 100% of senior secured first lien term loans to 52 different portfolio companies with one portfolio company on non-accrual status.

As of September 30, 2018 and December 31, 2017, Sierra JV had total capital commitments of $116 million and 100 million, respectively, with the Company providing $101.5 million and $87.5 million, respectively, and GALIC providing $14.5 and $12.5 million, respectively. Approximately $105.2 million and $91.2 million was funded as of September 30, 2018 and December 31, 2017, relating to these commitments, of which $92.1 million and $79.8 million were from the Company, respectively. The Company does not have the right to withdraw any of their respective capital commitment, unless in connection with a transfer of its membership interests. The Company may transfer full membership interests as long as it is approved by all members and transferred in a transaction exempt from the registration requirements of the Securities Act of 1933, as amended, or applicable state securities laws.

On August 4, 2015, Sierra JV entered into a senior secured revolving credit facility the ("JV Facility") led by Credit Suisse, AG ("CS") with commitments of $100 million subject to certain leverage and borrowing base restrictions. On December 29, 2015, the JV Facility was amended and the total commitments were increased to $135 million. On March 30, 2017, the Company amended the JV Facility previously administered by CS and facilitated the assignment of all rights and obligations of CS under the JV Facility to Deutsche Bank AG, New York Branch, ("DB") and increased the total loan commitments to $240 million. On May 26, 2017 commitments to the JV facility were increased from $240 million to $250 million. The JV Facility bears interest at a rate of LIBOR (with no minimum) plus 2.50% per annum. The JV Facility reinvestment period ends on March 30, 2019 and the stated maturity date is March 30, 2022. As of September 30, 2018 and December 31, 2017, there were $204.9 million and $180.0 million outstanding under the JV Facility, respectively.

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

Record Date	Payment Date	Amount per share
January 13 and 31, 2017	January 31, 2017	$0.02667
February 15 and 28, 2017	February 28, 2017	0.02667
March 15 and 31, 2017	March 31, 2017	0.02667
April 14 and 28, 2017	April 28, 2017	0.02667
May 15 and 31, 2017	May 31, 2017	0.02667
June 15 and 30, 2017	June 30, 2017	0.02667
July 14 and 31, 2017	July 31, 2017	0.02667
August 15 and 31, 2017	August 31, 2017	0.02667
September 15 and 29, 2017	September 29, 2017	0.02667
October 13 and 31, 2017	October 31, 2017	0.02667
November 15 and 30, 2017	November 30, 2017	0.02667
December 15 and 29, 2017	December 29, 2017	0.02667
January 15 and 31, 2018	January 31, 2018	0.02667
February 15 and 28, 2018	February 28, 2018	0.02667
March 15 and 30, 2018	March 30, 2018	0.02667
April 13 and 30, 2018	April 30, 2018	0.02667
May 15 and 31, 2018	May 31, 2018	0.02667
June 15 and 29, 2018	June 29, 2018	0.02667
July 13 and 31, 2018	July 31, 2018	0.02667
August 15 and 31, 2018	August 31, 2018	0.02667
September 14 and 28, 2018	September 28, 2018	0.02667
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

On July 2, 2018, the Sierra Board determined to terminate Sierra’s offering effective as of July 31, 2018. As a result, the dealer manager agreement with SC Distributors, LLC, and any amendments thereto, has been terminated by its terms.

On August 9, 2018, the Company entered into the MCC Merger Agreement pursuant to which MCC will, on the terms and subject to the conditions set forth in the MCC Merger Agreement, merge with and into Sierra, with Sierra as the surviving company in the MCC Merger Agreement. Under the MCC Merger, each share of MCC’s common stock issued and outstanding immediately prior to the MCC Merger effective time, other than shares of MCC common stock held by MCC, the Company or their respective wholly owned subsidiaries, will be converted into the right to receive 0.8050 shares of the Company’s common stock. In addition, on August 9, 2018, the Company entered into the MDLY Merger Agreement, pursuant to which MDLY will on the terms and subject to the conditions set forth in the MDLY Merger Agreement, merge with and into Merger Sub, with Merger Sub as the surviving company in the MDLY Merger Agreement. In the MDLY Merger, each share of MDLY Class A common stock, issued and outstanding immediately prior to the MDLY Merger effective time, other than Dissenting Shares (as defined in the MDLY Merger Agreement) and shares of MDLY Class A common stock held by MDLY, Sierra or their respective wholly owned subsidiaries, will be converted into the right to receive (i) 0.3836 shares of the Company’s common stock; plus (ii) cash in an amount equal to $3.44 per share. In addition, MDLY’s stockholders will have the right to receive certain dividends and/or other payments. The Mergers will occur simultaneously and, as a result of the foregoing, the investment management function relating to the operation of the Company, as the surviving company in the Mergers, will be internalized.

The Mergers are subject to the satisfaction or waiver of closing conditions, including, but not limited to: (a) the approval of the MCC Merger and the MDLY Merger by the Company’s stockholders by the affirmative vote of at least a majority of all its stockholders, the approval of the adoption of the MCC Merger Agreement by MCC’s stockholders, and the approval of the adoption of the MDLY Merger Agreement by MDLY’s stockholders, voting separately at their respective special meetings; (b) the receipt of an exemptive order from the SEC, an exemptive application for which has been filed by the Company, MCC and MDLY and certain of their subsidiaries; and (c) the approval by the SBA relating to the transfer of MCC’s Small Business Investment Company license. No assurance can be given that such SEC exemptive order will be issued or SBA approval will be received or that any of the other closing conditions will be satisfied or waived.

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

Under the terms of the Investment Advisory Agreement, SIC Advisors bears all organization and offering expenses on our behalf. Since June 2, 2014, the date that we raised $300 million in gross proceeds in connection with the sale of shares of our common stock, SIC Advisors has no longer been obligated to bear, pay or otherwise be responsible for any ongoing organization and offering expenses on our behalf, and we have been responsible for paying or otherwise incurring all such organization and offering expenses. Pursuant to the terms of the Investment Advisory Agreement, we have agreed to reimburse SIC Advisors for any such organizational and offering expenses incurred by SIC Advisors not to exceed 1.25% of the gross subscriptions raised by us over the course of the offering period, which was initially scheduled to terminate two years from the initial offering date, unless extended. At a meeting held on March 8, 2018, our board of directors approved an extension of our offering for an additional year, which extended the offering through April 17, 2019. Most recently, on July 2, 2018, the Company’s board of directors determined to terminate the Company’s offering effective as of July 31, 2018. Notwithstanding the foregoing, in the event that organizational and offering expenses, together with sales commissions, the dealer manager fee and any discounts paid to members of the Financial Industry Regulatory Authority, exceed 15% of the gross proceeds from the sale of shares of our common stock pursuant to our registration statement or otherwise at the time of the completion of our offering, then SIC Advisors shall be required to pay or, if already paid by us, reimburse us for amounts exceeding such 15% limit.

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

Organization and Offering Expenses
We have been responsible for all ongoing organization and offering expenses since June 2, 2014. The Company's offering was terminated effective as of July 31, 2018.

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

Recent Developments
On October 17, 2018, our board of directors declared a series of semi-monthly distributions for October, November and December 2018 in the amount of $0.02667 per share. Stockholders of record as of each respective semi-monthly record date will be entitled to receive the distribution. Below are the details for each respective distribution:

Record Date	Payment Date	Amount per share
October 15 and 31, 2018	October 31, 2018	$0.02667
November 15 and 30, 2018	November 30, 2018	0.02667
December 14 and 31, 2018	December 31, 2018	0.02667

In connection with the Mergers, on November 6, 2018, the Board approved a distribution guidance framework that set forth a target distribution rate for the Company if the Mergers are successfully consummated. In that regard, the Board determined that for each of the twelve months following the consummation of the Mergers, and subject to legally available funds, the Company will pay monthly cash distributions to the holders of the Company’s common stock equal to 5.500 cents per share, which is an increase from the monthly distribution of 5.333 cents per share currently paid by the Company.

In addition, in connection with the Mergers, the Company intends to amend the DRIP (the “Amended DRIP”) to, among other things, modify the terms pursuant to which shares are issued under the DRIP. Under the Amended DRIP, if the Company’s common stock is trading at or above NAV the number of shares of Company’s common stock to be issued to a stockholder will be determined by dividing the total dollar amount of the distribution payable to such stockholder by the greater of (i) NAV per share, and (ii) 95% of the market price per share of the Company’s common stock at the close of regular trading on the NYSE on the payment date fixed by the Board for such distribution. The market price per share on that date shall be the closing price for such shares on the NYSE or, if no sale is reported for such day, at the average of their electronically-reported bid and asked prices. If, on the other hand, the Company’s common stock is trading below NAV, the plan administrator may be instructed not to credit accounts with newly-issued shares and instead to buy shares in the market (in which case there would be no discount available to stockholders) if (1) the price at which newly-issued shares are to be credited does not exceed 110% of the last determined NAV per share; or (2) the Company advises the plan administrator that since such NAV was last determined, the Company has become aware of events that indicate the possibility of a material change in per share NAV as a result of which the NAV of the shares on the payment date might be higher than the price at which the plan administrator would credit newly-issued shares to stockholders.

In connection with the Mergers, on November 6, 2018, the Board approved a share repurchase program pursuant to which the Company could purchase up to an aggregate amount of $100.0 million of the Company’s common stock between the period of the effective date of the Mergers and the one-year anniversary of such date. This share repurchase program may be limited or terminated at any time without prior notice.  Even if the Mergers are consummated, there can be no assurance that the Company will conduct any repurchases of the Company’s common stock.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are subject to financial market risks, including changes in interest rates. As of September 30, 2018, 90.7% of our portfolio investments (based on fair value) paid floating interest rates, 9.3% paid fixed interest rates, 10.6% were non-income producing investments and the remaining 89.4% were income producing investments. A rise in the general level of interest rates can be expected to lead to higher interest rates applicable to any variable rate investments we hold and to declines in the value of any fixed rate investments we hold. However, many of our variable rate investments provide for an interest rate floor, which may prevent our interest income from increasing until benchmark interest rates increase beyond a threshold amount. To the extent that a substantial portion of our investments may be in variable rate investments, an increase in interest rates beyond this threshold would make it easier for us to meet or exceed the hurdle rate applicable to the subordinated incentive fee on income under the Investment Advisory Agreement we have entered into with SIC Advisors, and may result in a substantial increase in our net investment income and to the amount of incentive fees payable to SIC Advisors with respect to our increased pre-incentive fee net investment income.

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

Based on our Consolidated Statement of Assets and Liabilities as of September 30, 2018, the following table shows the approximate annual impact on the change in net interest income of hypothetical base rate changes in interest rates, assuming no changes in our investment portfolio and capital structure:

	Change in
Basis point increase/(decrease)	Interest Income (1)	Interest Expense	Net Interest Income
300	$22,237,649	$11,100,000	$11,137,649
200	14,825,099	7,400,000	7,425,099
100	7,412,550	3,700,000	3,712,550
(100)	(7,372,781)	(3,700,000)	(3,672,781)
(200)	(9,893,431)	(7,400,000)	(2,493,431)
(300)	(9,893,431)	(8,364,072)	(1,529,359)

(1)	Assumes no defaults or prepayments by portfolio companies over the next twelve months.

We expect that our long-term investments will be financed primarily with equity and debt. If deemed prudent, we may use interest rate risk management techniques in an effort to minimize our exposure to interest rate fluctuations. These techniques may include various interest rate hedging activities to the extent permitted by the 1940 Act. Adverse developments resulting from changes in interest rates or hedging transactions could have a material adverse effect on our business, financial condition and results of operations. During the three months ended September 30, 2018, we did not engage in interest rate hedging activities.

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

Item 1A. Risk Factors
In addition to other information set forth in this report, you should carefully consider the “Risk Factors” discussed in our annual report on Form 10-K for the fiscal year ended December 31, 2017, filed with the SEC on March 12, 2018, which could materially affect our business, financial condition and/or operating results. Other than the item disclosed below, there have been no material changes during the nine months ended September 30, 2018 to the risk factors discussed in “Item 1A. Risk Factors” of our annual report on Form 10-K. Additional risks or uncertainties not currently known to us or that we currently deem to be immaterial also may materially affect our business, financial condition and/or operating results.

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

Risks Relating to the Mergers
On August 9, 2018, the Company entered into definitive agreements to acquire MCC and MDLY. Pursuant to the MCC Merger Agreement, MCC will, on the terms and subject to the conditions set forth in the MCC Merger Agreement, merge with and into the Company, with the Company as the surviving entity (the “Combined Company”) in the MCC Merger. Simultaneously, pursuant to the MDLY Merger Agreement, MDLY will, on the terms and subject to the conditions set forth in the MDLY Merger Agreement, merge with and into Merger Sub, with Merger Sub as the surviving company in the MDLY Merger, and MDLY’s existing asset management business will continue to operate as a wholly owned subsidiary of the Company. If the Mergers are successfully consummated, our common stock will be listed on the NYSE under the symbol “SRA” and the TASE, with such listings expected to be effective as of the closing date of the Mergers.  Upon completion of the Mergers, the investment portfolios of MCC and the Company would be combined, Merger Sub, as a successor to MDLY, would be a wholly owned subsidiary of the Combined Company, and the Combined Company would be internally managed by its wholly controlled adviser subsidiary. Set forth below are certain risks relating to the Mergers. For more information, please refer to our preliminary joint proxy statement/prospectus on Form N-14 filed with the SEC on November 6, 2018.

There can be no assurances when or if the Mergers will be completed.
Although the Company, MCC, and MDLY expect to complete the Mergers as early as the fourth quarter of 2018 or the first quarter of 2019, there can be no assurances as to the exact timing of completion of the Mergers, or that the Mergers will be completed at all. The completion of the Mergers is subject to numerous conditions, including, among others, the continued effectiveness of the the Registration Statement on Form N-14; the approval of our common stock (including shares of our common stock to be issued in the Mergers) for listing on the NYSE; receipt of requisite approvals of each of our stockholders, MCC’s stockholders, and MDLY’s stockholders; receipt of required regulatory approvals, including from the SEC, the SBA, any necessary approvals under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, amended, and, if applicable, state securities regulators; confirmation by the SEC that Merger Sub, as the successor to MDLY in the MDLY Merger, will be treated as a portfolio investment of the Combined Company and reflected in the Combined Company’s consolidated financial statements at fair value for accounting purposes (i.e., not consolidated into the financial statements of the Combined Company); the relevant parties having taken all actions reasonably required in order to keep existing indebtedness outstanding following the Mergers (other than with respect to MCC’s credit facility, which has been terminated); receipt of necessary consents relating to joint ventures between us and MCC; receipt of a specified level of consents from third-party advisory clients of MDLY; with respect to the MCC Merger, satisfaction (or appropriate wavier) of the conditions to closing of the MDLY Merger; with respect to the MDLY Merger, satisfaction (or appropriate waiver) of the conditions to closing of the MCC Merger; and other customary closing conditions.

The Company, MCC, and MDLY cannot assure their respective stockholders that the conditions required to complete the Mergers will be satisfied or waived on the anticipated schedule, or at all. If the Mergers are not completed, the resulting failure of the Mergers could have a material adverse impact on the Company’s, MCC’s, and MDLY’s financial condition, results of operations, assets or business. In addition, if the Mergers are not completed, the Company, MCC, and MDLY will have incurred substantial expenses for which no ultimate benefit will have been received. See “- If the Mergers do not close, we will benefit from the expenses incurred in its pursuit.” Moreover, if either the MCC Merger Agreement or the MDLY Merger Agreement is terminated under certain circumstances, the Company, MCC or MDLY may be obligated to pay the other party to the applicable merger agreement a termination fee. See “- Under certain circumstances, the Company, MCC, or MDLY may be obligated to pay a termination fee upon termination of the MCC Merger Agreement or the MDLY Merger Agreement.” Any decision that our stockholders, MCC Stockholders, and MDLY Stockholder make should be made with the understanding that the completion of the Mergers may not happen as scheduled, or at all.

If the Mergers are completed, certain additional risks regarding the Combined Company following the Mergers may be presented.

We may be targets of securities class action and derivative lawsuits, which could result in substantial costs and may delay or prevent the completion of the Mergers.

The Company may be a target of securities class action and derivative lawsuits. Securities class action lawsuits and derivative lawsuits are often brought against companies that have entered into merger agreements in an effort to enjoin the merger or seek monetary relief from such companies. Even if the lawsuits are without merit, defending against these claims can result in substantial costs and divert management time and resources. As a result of the foregoing, the investment management function relating to the operation of the Company, as the surviving company, will be internalized. We cannot predict the outcome of these lawsuits, or others, if any, nor can we predict the amount of time and expense that will be required to resolve any such litigation. An unfavorable resolution of any such litigation surrounding the Mergers could delay or prevent their consummation. In addition, the costs defending the litigation, even if resolved in our favor, could be substantial and such litigation could distract us from pursuing the consummation of the Mergers and other potentially beneficial business opportunities.

If the Mergers do not close, we will not benefit from the expenses incurred in its pursuit.

The Mergers may not be completed. If the Mergers are not completed, we will have incurred substantial expenses for which no ultimate benefit will have been received. We have incurred out-of-pocket expenses in connection with the Mergers for investment banking, legal and accounting fees and financial printing and other costs and expenses, much of which will be incurred even if the Mergers are not completed. In addition, depending upon the circumstances surrounding termination of the MCC Merger Agreement or the MDLY Merger Agreement, as applicable, we may be obligated to pay a termination fee to the other party to the applicable merger agreement. See “- Under certain circumstances, the Company, MCC, or MDLY may be obligated to pay a termination fee upon termination of the MCC Merger Agreement or the MDLY Merger Agreement.”

Failure to complete the Mergers could negatively impact the business, financial results, and ability to pay dividends and distributions, if any or at its current level, to our stockholders.

If the Mergers are not completed, our ongoing business may be adversely affected.  We may experience negative reactions from the financial markets and from their respective customers if the anticipated benefits of the Mergers are not able to be realized.  Such anticipated benefits include, among others, the expected increase in distributions to the Combined Company’s stockholders, the benefits of the larger balance sheet of the Combined Company and potential for greater scale, the fee earning potential of the asset management business, the enhanced market value of our common stock following the completion of the Mergers upon listing on the NYSE and TASE, and the benefits of operational efficiencies, cost savings, and synergies.  If the Mergers are not consummated, we cannot assure our stockholders that the risks described above will not negatively impact the business, financial results, and ability to pay dividends and distributions, if any or at its current level, to our stockholders.

Termination of the MCC Merger Agreement or the MDLY Merger Agreement or failure to otherwise complete the Mergers could negatively impact us.

Termination of the MCC Merger Agreement or the MDLY Merger Agreement or any failure to otherwise complete the Mergers may result in various consequences, including:

•
our business may have been adversely impacted by the failure to pursue other beneficial opportunities due to the focus of management on the Mergers, without realizing any of the anticipated benefits of completing the Mergers;

•
the market price of MCC’s common stock and MDLY’s class A common stock may decline to the extent that the market price prior to termination reflects a market assumption that the Mergers will be completed;

•
in the case of MCC and MDLY, it may not be able to find a party willing to pay an equivalent or more attractive price than the price we have agreed to pay in the MCC Merger and the MDLY Merger, respectively; and

•	the payment of any termination fee, if required under the circumstances, could adversely affect our financial condition and liquidity.

Under certain circumstances, we may be obligated to pay a termination fee upon termination of the MCC Merger Agreement or the MDLY Merger Agreement.

The MCC Merger Agreement provides for the payment by us or MCC to the other party a termination fee of $6,000,000 in cash if the MCC Merger Agreement is terminated by us or MCC under certain circumstances.

The MDLY Merger Agreement provides for the payment by us or MDLY to the other party a termination fee of $5,350,000 in cash if the MDLY Merger Agreement is terminated by us or MDLY under certain circumstances.

The MCC Merger Agreement limits our ability to actively pursue alternatives to the MCC Merger and to accept a superior proposal.

The MCC Merger Agreement contains provisions that limit the Company’s ability to actively solicit, discuss or negotiate competing third-party proposals for strategic transactions. Although these provisions, which are customary for transactions of this type, allow us to engage in negotiations regarding, and to ultimately accept, a “MCC Merger Superior Proposal” (as such term is defined in the MCC Merger Agreement) in certain circumstances, subject to the payment of a termination fee, such provisions might discourage a potential competing acquiror that might have an interest in acquiring all or a significant part of the Company from considering or proposing a MCC Merger Superior Proposal to us, or might result in a potential competing acquiror proposing to pay a lower price to acquire us than it might otherwise have proposed to pay.

The MDLY Merger Agreement limits our ability to actively pursue alternatives to the MDLY Merger and to accept a superior proposal.

The MDLY Merger Agreement contains provisions that limit the Company’s ability to actively solicit, discuss or negotiate competing third-party proposals for strategic transactions. Although these provisions, which are customary for transactions of this type, allow us to engage in negotiations regarding, and to ultimately accept, a MDLY Merger Superior Proposal in certain circumstances, subject to the payment of a termination fee, such provisions might discourage a potential competing acquiror that might have an interest in acquiring all or a significant part of the Company from considering or proposing a MDLY Merger Superior Proposal to us, or might result in a potential competing acquiror proposing to pay a lower price to acquire us than it might otherwise have proposed to pay.

Certain persons related to us have interests in the Mergers that differ from the interests of our stockholders.

Certain of our directors and executive officers have financial interests in the Mergers that are different from, or in addition to, the interests of our stockholders. Our special committee and, acting on the recommendation of our special committee, our board of directors were aware of and considered these interests, among other matters, in evaluating the MCC Merger Agreement, including the MCC Merger, and the MDLY Merger Agreement, including the MDLY Merger, and in recommending to our stockholders to approve the MCC Merger and the MDLY Merger.

We will be subject to business uncertainties and contractual restrictions while the Mergers are pending.

Uncertainty about the effect of the Mergers may have an adverse effect on us and, consequently, on the Combined Company, following completion of the Mergers. These uncertainties could cause those that deal with us to seek to change their existing business relationships with us. In addition, each of the MCC Merger Agreement and the MDLY Merger Agreement restricts us from taking actions that it might otherwise consider to be in its respective best interests. These restrictions may prevent us from pursuing certain business opportunities that may arise prior to the completion of the Mergers.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
In June 2013, we commenced a share repurchase program pursuant to which we intend to conduct quarterly share repurchases, of up to 2.5% of the weighted average number of outstanding shares in any 3-month period or 10% of the weighted average number of outstanding shares in any 12-month period. In connection with the Mergers, the Company suspended the Share Repurchase Program. The purpose of the share repurchase program is to allow stockholders to sell their shares back to us at a price equal to the most recently disclosed NAV per share of our common stock immediately prior to the date of repurchase. Shares will be purchased from stockholders participating in the program on a pro rata basis. Unless our board of directors determines otherwise, the number of shares to be repurchased during any calendar year will be limited to the proceeds received in association with the sale of shares of common stock under the distribution reinvestment plan. See Note 13 to our consolidated financial statements for more information.

The following table provides information concerning our repurchases of shares of our common stock during the three months ended September 30, 2018 pursuant to our share repurchase program:

Period	Total Number of Shares Purchased	Average Price per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
July 1, 2018 through September 30, 2018	168,845	$7.49	—	— (1)

(1)	A description of the maximum number of shares that may be purchased under our share repurchase program is included in the narrative preceding this table.

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

10.21	Limited Liability Company Operating Agreement of Sierra Senior Loan Strategy JV I LLC, dated March 27, 2015
10.22	Agreement and Plan of Merger, dated as of August 9, 2018, by and between Medley Capital Corporation and Sierra Income Corporation
10.23	Agreement and Plan of Merger, dated as of August 9, 2018, by and among Medley Management Inc., Sierra Income Corporation and Sierra Management, Inc.
11.1	Computation of Per Share Earnings (included in the notes to the financial statements contained in this report) *

31.1	Certification by Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification by Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 13, 2018	Sierra Income Corporation

	By	/s/ Seth Taube
Seth Taube Chief Executive Officer (Principal Executive Officer)

	By	/s/ Richard T. Allorto, Jr.
Richard T. Allorto, Jr. Chief Financial Officer (Principal Accounting and Financial Officer)