Form 10-K
period 2018-12-31
Sierra Income Corp
filed 2019-04-01
CIK 1523526

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
_____________________________________________________
Form 10-K
 _____________________________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018
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
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.    Yes  ☐    No  ☒
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒
Indicate by check mark whether the registrant has submitted electronically, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).    Yes  ☐    No  ☒
As of April 1, 2019, the Registrant had 99,485,633 shares of common stock, $0.001 par value, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A in connection with the registrant’s 2019 Annual Meeting of Stockholders, which will be filed subsequent to the date hereof, are incorporated by reference into Part III of this Form 10-K. Such proxy statement will be filed with the Securities and Exchange Commission not later than 120 days following the end of the Registrant’s fiscal year ended December 31, 2018.

SIERRA INCOME CORPORATION

PART I

In this annual report on Form 10-K, except as otherwise indicated, the terms:

•	“we”, “us”, “our”, “Sierra” and the “Company” refer to Sierra Income Corporation, a Maryland corporation.

•
“SIC Advisors” and the “Advisor” refer to SIC Advisors LLC, our investment adviser. SIC Advisors is a wholly owned subsidiary of Medley LLC, which is controlled by Medley Management Inc., a publicly traded asset management firm, which in turn is controlled by Medley Group LLC, an entity wholly-owned by the senior professionals of Medley LLC.

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
Our investment management team, which is provided by our Advisor (“SIC Advisors’ Investment Team” or the “Investment Team”), has on average over 20 years of experience in the credit business, including originating, underwriting, principal investing and loan structuring. Our Advisor, through Medley, has access to over 70 employees, including origination, credit management, operations, marketing and distribution professionals, each with extensive experience in their respective disciplines.
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
On April 17, 2012, we successfully reached our minimum escrow requirement and officially commenced our operations by issuing 1,108,033 shares of common stock to SIC Advisors for gross proceeds of $10,000,000. At a meeting held on March 8, 2018, our board of directors approved an extension of our offering for an additional year, which extended the offering through April 17, 2019. On July 2, 2018, the Company’s board of directors determined to terminate the Company’s offering effective as of July 31, 2018. As of April 1, 2019, we have sold a total of 99,485,633 shares of common stock, which includes the shares issued as part of the distribution reinvestment plan (see Note 13), for total gross proceeds of $1.0 billion, which includes the shares sold to SIC Advisors. The proceeds from the issuance of common stock are presented in our consolidated statements of changes in net assets and Consolidated Statements of Cash Flows and are presented net of selling commissions and dealer manager fees.

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
Agreements and Plan of Mergers
On August 9, 2018, the Company entered into definitive agreements to acquire Medley Capital Corporation (NYSE/TASE: MCC, “MCC”) and Medley Management Inc.(NYSE: MDLY, “MDLY”). Pursuant to the Agreement and Plan of Merger, dated as of August 9, 2018, by and between MCC and Sierra (the “MCC Merger Agreement”), MCC will, on the terms and subject to the conditions set forth in the MCC Merger Agreement, merge with and into the Company, with the Company as the surviving entity (the “Combined Company”) in the merger (the “MCC Merger”). Under the MCC Merger, each share of MCC’s common stock issued and outstanding immediately prior to the MCC Merger effective time, other than shares of MCC’s common stock held by MCC, Sierra or their respective wholly owned subsidiaries, will be converted into the right to receive 0.8050 shares of the Company’s common stock.

Simultaneously, pursuant to the Agreement and Plan of Merger (the “MDLY Merger Agreement”), dated as of August 9, 2018, by and among MDLY, the Company, and Sierra Management, Inc., a newly formed Delaware corporation and a wholly owned subsidiary of the Company (“Merger Sub”), MDLY will, on the terms and subject to the conditions set forth in the MDLY Merger Agreement, merge with and into Merger Sub, with Merger Sub as the surviving company in the merger (the “MDLY Merger” together with the MCC Merger, the “Mergers”), and MDLY’s existing asset management business will continue to operate as a wholly owned subsidiary of the Combined Company. In the MDLY Merger, each share of MDLY Class A common stock, issued and outstanding immediately prior to the MDLY Merger effective time, other than Dissenting Shares (as defined in the MDLY Merger Agreement) and shares of MDLY Class A common stock held by MDLY, the Company or their respective wholly owned subsidiaries, will be converted into the right to receive (i) 0.3836 shares of our common stock; plus (ii) cash in an amount equal to $3.44 per share. In addition, MDLY’s stockholders will have the right to receive certain dividends and/or other payments. If the Mergers are successfully consummated, our common stock will be listed on the New York Stock Exchange under the symbol “SRA” and the Tel Aviv Stock Exchange, with such listings expected to be effective as of the closing date of the Mergers. Upon completion of the Mergers, the investment portfolios of MCC and the Company would be combined, Merger Sub, as a successor to MDLY, would be a wholly owned subsidiary of the Combined Company, and the Combined Company would be internally managed by MCC Advisors LLC, its wholly controlled adviser subsidiary.

The Mergers are subject to the satisfaction or waiver of closing conditions, including, but not limited to: (a) the approval of the MCC Merger and the MDLY Merger by our stockholders by the affirmative vote of at least a majority of all our stockholders, the approval of the adoption of the MCC Merger Agreement by MCC’s stockholders, and the approval of the adoption of the MDLY Merger Agreement by MDLY’s stockholders, voting separately at their respective special meetings; (b) the receipt of an exemptive order from the SEC, an exemptive application for which has been filed by the Company, MCC and MDLY and certain of their subsidiaries; and (c) the approval by the SBA relating to the transfer of MCC’s SBIC license. No assurance can be given that such SEC exemptive order will be issued or SBA approval will be received or that any of the other closing conditions will be satisfied or waived.

Available Information
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
The following table shows the investment portfolio composition by industry classification at fair value as of December 31, 2018, exclusive of the underlying total return swap portfolio:

	Fair Value	Percentage
Services: Business	$156,398,957	16.9%
Multi-Sector Holdings	147,751,337	16.0
Healthcare & Pharmaceuticals	75,750,145	8.2
High Tech Industries	72,744,712	7.9
Aerospace & Defense	55,177,303	6.0
Banking, Finance, Insurance & Real Estate	53,079,983	5.7
Construction & Building	50,606,634	5.5
Wholesale	42,859,121	4.6
Hotel, Gaming & Leisure	34,305,563	3.7
Transportation: Cargo	25,736,261	2.8
Automotive	25,711,838	2.8
Consumer Goods: Durable	23,617,293	2.6
Chemicals, Plastics & Rubber	22,245,236	2.4
Containers, Packaging & Glass	16,165,041	1.8
Media: Advertising, Printing & Publishing	15,298,916	1.7
Energy: Oil & Gas	14,779,343	1.6
Media: Diversified & Production	14,321,399	1.6
Services: Consumer	11,801,389	1.3
Capital Equipment	11,187,500	1.2
Retail	8,605,149	0.9
Forest Products & Paper	7,690,117	0.8
Consumer Goods: Non-durable	7,522,988	0.8
Transportation: Consumer	7,402,367	0.8
Metals & Mining	6,925,615	0.7
Environmental Industries	5,164,068	0.6
Media: Broadcasting & Subscription	5,053,547	0.5
Beverage & Food	4,742,100	0.5
Telecommunications	836,840	0.1
Total	$923,480,762	100.0%

The following table sets forth certain information for each portfolio company in which we had an investment as of December 31, 2018. Other than these portfolio investments, our only formal relationships with our portfolio companies are the managerial assistance that we may provide upon their request and the board observer or participation rights we may receive in connection with our investment portfolio.

Company(1)(2)	Industry	Type of Investment	Maturity	Par Amount	Cost	Fair Value	% of Net Assets(3)
Non-controlled/non-affiliated investments – 114.6%							$662,080,199
AAAHI Acquisition Corporation	Transportation: Consumer	Senior Secured First Lien Term Loan LIBOR + 6.250%, 1.000% Floor (4)(5)	12/10/2023	$7,402,367	$7,402,367	$7,402,367	1.1%
				7,402,367	7,402,367	7,402,367
Alpine SG, LLC	High Tech Industries	Senior Secured First Lien Term Loan LIBOR + 6.000%, 1.000% Floor (4)(5)	11/16/2022	6,617,630	6,617,630	6,617,630	1.0%
		Senior Secured First Lien Term Loan LIBOR + 6.000%, 1.000% Floor (4)(5)(12)	11/16/2022	13,398,750	13,398,750	13,398,750	2.0%
				20,016,380	20,016,380	20,016,380
American Dental Partners, Inc.	Healthcare & Pharmaceuticals	Senior Secured Second Lien Term Loan LIBOR + 8.500%, 1.000% Floor (4)(5)	9/25/2023	4,893,750	4,893,750	4,790,492	0.7%
				4,893,750	4,893,750	4,790,492
Amerijet Holdings, Inc.	Transportation: Cargo	Senior Secured First Lien Term Loan LIBOR + 8.000%, 1.000% Floor (5)(6)	7/15/2021	11,514,705	11,514,705	11,514,705	1.7%
				11,514,705	11,514,705	11,514,705

Company(1)(2)	Industry	Type of Investment	Maturity	Par Amount	Cost	Fair Value	% of Net Assets(3)
AMMC CLO 22, Limited Series 2018-22A	Multi-Sector Holdings	Subordinated Notes 11.435% effective yield (7)(8)(9)	4/25/2031	7,222,000	6,089,733	5,927,818	0.9%
				7,222,000	6,089,733	5,927,818
Answers Finance, LLC	High Tech Industries	Common Stock - 389,533 shares (10)		—	5,426,955	1,188,076	0.2%
				—	5,426,955	1,188,076
Apidos CLO XXIV, Series 2016-24A	Multi-Sector Holdings	Subordinated Notes 10.169% effective yield (5)(7)(8)(9)	7/20/2027	18,357,647	12,332,974	11,146,763	1.7%
				18,357,647	12,332,974	11,146,763
Aviation Technical Services, Inc.	Aerospace & Defense	Senior Secured Second Lien Term Loan LIBOR + 8.500%, 1.000% Floor (4)(5)(11)	3/31/2022	25,000,000	25,000,000	25,000,000	3.8%
				25,000,000	25,000,000	25,000,000
Barry's Bootcamp Holdings, LLC	Services: Consumer	Senior Secured First Lien Term Loan LIBOR + 6.000%, 1.000% Floor (4)(5)(12)	7/14/2022	8,571,429	8,571,429	8,488,429	1.3%
		Senior Secured First Lien Term Loan LIBOR + 6.000%, 1.000% Floor (4)(5)(12)	7/14/2022	3,360,000	3,360,000	3,312,960	0.5%
				11,931,429	11,931,429	11,801,389
Black Angus Steakhouses, LLC	Hotel, Gaming & Leisure	Senior Secured First Lien Term Loan LIBOR + 9.000%, 1.000% Floor (4)(5)(11)(12)	4/24/2020	18,722,098	18,722,098	18,353,183	2.8%
				18,722,098	18,722,098	18,353,183
BRG Sports, Inc.	Consumer Goods: Durable	Senior Secured First Lien Term Loan LIBOR + 6.500%, 1.000% Floor (5)(6)	6/15/2023	6,711,250	6,711,250	6,617,293	1.0%
				6,711,250	6,711,250	6,617,293
Brook & Whittle Holding Corp.	Containers, Packaging & Glass	Senior Secured First Lien Term Loan LIBOR + 5.250%, 1.000% Floor (4)(5)	10/17/2024	3,719,582	3,719,582	3,719,582	0.6%
				3,719,582	3,719,582	3,719,582
Central States Dermatology Services, LLC	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loan LIBOR + 6.500%, 1.000% Floor (5)(6)(12)	4/20/2022	3,090,991	3,090,991	3,045,360	0.5%
				3,090,991	3,090,991	3,045,360
Covenant Surgical Partners, Inc.	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loan LIBOR + 4.500%(4)(5)	10/4/2024	6,935,170	6,920,608	6,865,818	1.0%
				6,935,170	6,920,608	6,865,818
CPI International, Inc.	Aerospace & Defense	Senior Secured Second Lien Term Loan LIBOR + 7.250%, 1.000% Floor (5)(6)	7/28/2025	9,900,752	9,871,970	9,776,992	1.5%
				9,900,752	9,871,970	9,776,992
DataOnline Corp.	High Tech Industries	Senior Secured First Lien Term Loan LIBOR + 5.750%, 1.000% Floor (4)(5)(12)	7/31/2025	9,975,000	9,975,000	9,975,000	1.5%
				9,975,000	9,975,000	9,975,000
Drew Marine Partners, LP	Transportation: Cargo	Senior Secured Second Lien Term Loan LIBOR + 7.000%, 1.000% Floor (6)	5/19/2021	10,000,000	10,035,660	9,862,000	1.5%
				10,000,000	10,035,660	9,862,000
Dryden 38 Senior Loan Fund, Series 2015-38A	Multi-Sector Holdings	Subordinated Notes 12.456% effective yield (7)(8)(9)	7/15/2027	7,000,000	4,877,323	4,890,900	0.7%
				7,000,000	4,877,323	4,890,900
Dryden 43 Senior Loan Fund, Series 2016-43A	Multi-Sector Holdings	Subordinated Notes 4.966% effective yield (5)(7)(8)(9)	7/20/2029	3,620,000	2,902,869	2,330,918	0.4%
				3,620,000	2,902,869	2,330,918
Dryden 49 Senior Loan Fund, Series 2017-49A	Multi-Sector Holdings	Subordinated Notes 6.812% effective yield (5)(8)(9)	7/18/2030	17,233,288	14,799,896	12,414,861	1.9%
				17,233,288	14,799,896	12,414,861
Dynamic Energy Services International LLC	Energy: Oil & Gas	Senior Secured First Lien Term Loan 12.000% (5)(12)	6/30/2019	246,677	246,677	246,677	0.0%
		Senior Secured First Lien Term Loan 8.500% PIK + LIBOR (4)(5)(13)	5/6/2019	11,474,068	9,828,831	1,304,602	0.2%
				11,720,745	10,075,508	1,551,279

Company(1)(2)	Industry	Type of Investment	Maturity	Par Amount	Cost	Fair Value	% of Net Assets(3)
Elite Comfort Solutions LLC	Chemicals, Plastics & Rubber	Senior Secured First Lien Term Loan LIBOR + 6.500%, 1.000% Floor (6)(12)	1/15/2021	8,019,802	8,019,802	8,019,802	1.2%
				8,019,802	8,019,802	8,019,802
First Boston Construction Holdings, LLC	Banking, Finance, Insurance & Real Estate	Senior secured first lien notes 12.000% (5)	2/23/2023	9,965,000	9,965,000	9,910,193	1.5%
		Preferred Equity - 2,491,250 units (5)(10)		—	2,491,250	2,491,250	0.4%
				9,965,000	12,456,250	12,401,443
FKI Security Group, LLC	Capital Equipment	Senior Secured First Lien Term Loan LIBOR + 8.500%, 1.000% Floor (5)(6)	3/30/2020	11,187,500	11,187,500	11,187,500	1.7%
				11,187,500	11,187,500	11,187,500
Friedrich Holdings, Inc.	Construction & Building	Senior Secured First Lien Term Loan LIBOR + 6.000%, 1.000% Floor (5)(6)	2/7/2023	14,853,555	14,853,555	14,853,555	2.2%
				14,853,555	14,853,555	14,853,555
Fusion Telecommunications International Inc.	Telecommunications	Senior Secured First Lien Term Loan LIBOR + 7.500%, 1.000% Floor (4)	5/4/2023	894,729	862,917	836,840	0.1%
				894,729	862,917	836,840
GK Holdings, Inc.	Services: Business	Senior Secured Second Lien Term Loan LIBOR + 10.250%, 1.000% Floor (4)	1/20/2022	10,000,000	10,000,000	8,763,000	1.3%
				10,000,000	10,000,000	8,763,000
Golden West Packaging Group LLC	Forest Products & Paper	Senior Secured First Lien Term Loan LIBOR + 5.250%, 1.000% Floor (5)(6)	6/20/2023	2,503,182	2,503,182	2,503,182	0.4%
				2,503,182	2,503,182	2,503,182
Heligear Acquisition Co.	Aerospace & Defense	Senior secured first lien notes 10.250% (5)(7)	10/15/2019	15,000,000	15,000,000	14,451,000	2.2%
				15,000,000	15,000,000	14,451,000
High Ridge Brands Co.	Consumer Goods: Non-Durable	Senior secured first lien notes 8.875% (5)(7)(13)	3/15/2025	2,000,000	2,000,000	876,600	0.1%
				2,000,000	2,000,000	876,600
Holland Acquisition Corp.	Energy: Oil & Gas	Senior Secured First Lien Term Loan LIBOR + 9.000%, 1.000% Floor (4)	5/29/2020	4,400,696	4,380,988	3,134,616	0.5%
				4,400,696	4,380,988	3,134,616
Hylan Datacom & Electrical LLC	Construction & Building	Senior Secured First Lien Term Loan LIBOR + 7.500%, 1.000% Floor (5)(6)	7/25/2021	14,316,715	14,316,715	14,183,570	2.1%
				14,316,715	14,316,715	14,183,570
IHS Intermediate, Inc.	Services: Business	Senior Secured Second Lien Term Loan LIBOR + 8.250%, 1.000% Floor (4)	7/20/2022	25,000,000	25,000,000	24,815,000	3.7%
				25,000,000	25,000,000	24,815,000
Impact Group, LLC	Services: Business	Senior Secured First Lien Term Loan LIBOR + 6.500%, 1.000% Floor (4)(5)	6/27/2023	6,158,312	6,158,312	6,158,312	0.9%
				6,158,312	6,158,312	6,158,312
Interflex Acquisition Company, LLC	Containers, Packaging & Glass	Senior Secured First Lien Term Loan LIBOR + 9.000%, 1.000% Floor (5)(6)	8/18/2022	13,412,500	13,412,500	12,445,459	1.9%
				13,412,500	13,412,500	12,445,459
Invision Diversified, LLC	Services: Business	Senior Secured First Lien Term Loan LIBOR + 8.000%, 1.000% Floor (5)(6)(11)	6/30/2020	22,631,334	22,631,334	22,631,334	3.4%
				22,631,334	22,631,334	22,631,334
Isagenix International, LLC	Wholesale	Senior Secured First Lien Term Loan LIBOR + 5.750%, 1.000% Floor (4)(5)	6/16/2025	1,950,000	1,940,090	1,925,430	0.3%
				1,950,000	1,940,090	1,925,430
Isola USA Corp.	High Tech Industries	Senior Secured Second Lien Term Loan LIBOR + 9.500%, 1.000% Floor, PIK (4)(12)	1/2/2023	9,541,669	6,639,511	6,699,206	1.0%

Company(1)(2)	Industry	Type of Investment	Maturity	Par Amount	Cost	Fair Value	% of Net Assets(3)
		Common Units - 10,283,782 units(8)(10)		—	—	—	0.0%
				9,541,669	6,639,511	6,699,206
JFL-WCS Partners, LLC	Environmental Industries	Preferred Units - 618,876 6.000%, PIK (5)(8)		—	618,876	618,876	0.1%
		Common Units - 68,764 units (5)(8)(10)		—	68,764	363,762	0.1%
				—	687,640	982,638
Keystone Acquisition Corp.	Healthcare & Pharmaceuticals	Senior Secured Second Lien Term Loan LIBOR + 9.250%, 1.000% Floor (4)(5)(14)	5/1/2025	7,000,000	6,887,491	6,934,900	1.0%
				7,000,000	6,887,491	6,934,900
L&S Plumbing Partnership, Ltd.	Construction & Building	Senior Secured First Lien Term Loan LIBOR + 8.500%, 1.000% Floor (5)(6)	2/15/2022	10,615,319	10,615,319	10,683,257	1.6%
				10,615,319	10,615,319	10,683,257
Livingston International Inc.	Transportation: Cargo	Senior Secured Second Lien Term Loan LIBOR + 8.250%, 1.250% Floor (4)(8)	4/17/2020	4,613,287	4,528,653	4,359,556	0.7%
				4,613,287	4,528,653	4,359,556
Magnetite XIX, Limited	Multi-Sector Holdings	Subordinated Notes LIBOR + 7.610% (4)(7)(8)(9)	7/17/2030	2,000,000	1,875,000	1,797,800	0.3%
		Subordinated Notes 4.790% effective yield (5)(7)(8)(9)	7/17/2030	13,730,209	11,634,266	9,863,782	1.5%
				15,730,209	13,509,266	11,661,582
Manna Pro Products, LLC	Consumer Goods: Non-durable	Senior Secured First Lien Term Loan LIBOR + 6.000%, 1.000% Floor (5)(6)(12)	12/8/2023	4,633,333	4,633,333	4,513,837	0.7%
				4,633,333	4,633,333	4,513,837
Nathan's Famous, Inc.	Beverage & Food	Senior secured first lien notes 6.625% (5)(7)(8)(15)	11/1/2025	4,950,000	4,965,308	4,742,100	0.7%
				4,950,000	4,965,308	4,742,100
New Media Holdings II LLC	Media: Advertising, Printing & Publishing	Senior Secured First Lien Term Loan LIBOR + 6.250%, 1.000% Floor (5)(6)	7/14/2022	7,447,624	7,439,698	7,410,386	1.1%
				7,447,624	7,439,698	7,410,386
Nine West Holdings, Inc.	Consumer Goods: Non-durable	Senior Secured First Lien Term Loan 8.250%	10/8/2019	2,212,649	2,134,223	2,132,551	0.3%
				2,212,649	2,134,223	2,132,551
Novetta Solutions, LLC	High Tech Industries	Senior Secured Second Lien Term Loan LIBOR + 8.500%, 1.000% Floor (6)	10/16/2023	11,000,000	10,926,479	9,903,300	1.5%
				11,000,000	10,926,479	9,903,300
Oxford Mining Company, LLC	Metals & Mining	Senior Secured First Lien Term Loan LIBOR + 10.500%, 0.750% Floor, 3.000% PIK (4)(5)(13)	12/31/2018	13,424,511	11,680,099	4,093,133	0.6%
		Senior Secured First Lien Term Loan LIBOR + 10.500%, 0.750% Floor, 3.000% PIK(4)(5)(13)	12/31/2018	9,289,873	8,063,161	2,832,482	0.4%
				22,714,384	19,743,260	6,925,615
Path Medical, LLC	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loan LIBOR + 9.500%, 1.000% Floor, PIK (4)(5)	10/11/2021	15,601,663	15,231,477	14,779,456	2.2%
		Senior Secured First Lien Term Loan LIBOR + 10.000%, 1.000% Floor (4)(5)(12)	10/11/2021	918,400	918,400	918,400	0.1%
		Warrants - 36,716 warrants (5)(10)	1/9/2027	—	669,709	—	0.0%
				16,520,063	16,819,586	15,697,856
PetroChoice Holdings, Inc.	Chemicals, Plastics & Rubber	Senior Secured First Lien Term Loan LIBOR + 5.000%, 1.000% Floor (4)(5)	8/19/2022	2,904,173	2,875,786	2,877,454	0.4%
		Senior Secured Second Lien Term Loan LIBOR + 8.750%, 1.000% Floor (4)(5)(11)	8/21/2023	9,000,000	9,000,000	8,902,800	1.3%
				11,904,173	11,875,786	11,780,254

Company(1)(2)	Industry	Type of Investment	Maturity	Par Amount	Cost	Fair Value	% of Net Assets(3)
Polymer Solutions Group Holdings, LLC	Chemicals, Plastics & Rubber	Senior Secured First Lien Term Loan LIBOR + 6.500%, 1.000% Floor (5)(6)	6/30/2021	2,445,180	2,445,180	2,445,180	0.4%
				2,445,180	2,445,180	2,445,180
Press Ganey Holdings, Inc	Healthcare & Pharmaceuticals	Senior Secured Second Lien Term Loan LIBOR + 6.500%, 1.000% Floor (6)	10/21/2024	5,842,724	5,927,327	5,769,106	0.9%
				5,842,724	5,927,327	5,769,106
PT Network, LLC	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loan LIBOR + 5.500%, 1.000% Floor (4)(5)(12)	11/30/2021	7,921,094	7,921,094	7,665,272	1.2%
				7,921,094	7,921,094	7,665,272
RateGain Technologies, Inc.	Hotel, Gaming & Leisure	Subordinated Notes (5)(10)	7/31/2020	476,190	476,190	476,190	0.1%
		Subordinated Notes (5)(10)	7/31/2021	476,190	476,190	476,190	0.1%
				952,380	952,380	952,380
Redwood Services Group, LLC	Services: Business	Senior Secured First Lien Term Loan LIBOR + 6.000%, 1.000% Floor (4)(5)	6/6/2023	20,069,765	20,069,765	19,806,851	3.0%
		Senior Secured First Lien Term Loan LIBOR + 6.000%, 1.000% Floor (4)(5)	6/6/2023	1,150,000	1,150,000	1,150,000	0.2%
				21,219,765	21,219,765	20,956,851
Resolute Investment Managers, Inc.	Banking, Finance, Insurance & Real Estate	Senior Secured Second Lien Term Loan LIBOR + 7.500%, 1.000% Floor (4)(5)	4/30/2023	7,950,000	7,904,561	7,868,115	1.2%
				7,950,000	7,904,561	7,868,115
Rhombus Cinema Holdings, LP	Media: Diversified & Production	Preferred Equity 10.000% - 7,449 shares (5)(8)		—	4,584,207	5,647,861	0.9%
		Common Units - 3,163 units (5)(8)(10)		—	3,162,793	1,198,288	0.2%
				—	7,747,000	6,846,149
RMS Holding Company, LLC	Services: Business	Senior Secured First Lien Term Loan LIBOR + 6.000%, 1.000% Floor (4)(5)	11/16/2022	18,277,090	18,277,090	18,277,090	2.8%
		Senior Secured First Lien Term Loan LIBOR + 6.000%, 1.000% Floor (4)(5)(12)	11/16/2022	2,870,681	2,870,681	2,805,157	0.4%
				21,147,771	21,147,771	21,082,247
SavATree, LLC	Environmental Industries	Senior Secured First Lien Term Loan LIBOR + 5.250%, 1.000% Floor (4)(5)(12)	6/2/2022	4,219,081	4,219,081	4,181,430	0.6%
				4,219,081	4,219,081	4,181,430
SFP Holding, Inc.	Construction & Building	Senior Secured First Lien Term Loan LIBOR + 6.250%, 1.000% Floor (4)(5)	9/1/2022	6,678,921	6,678,921	6,678,921	1.0%
		Senior Secured First Lien Term Loan LIBOR + 6.250%, 1.000% Floor (4)(5)(12)	9/1/2022	2,726,241	2,726,241	2,726,241	0.4%
		Equity - 0.94% of outstanding equity (5)(10)		—	491,270	491,270	0.1%
				9,405,162	9,896,432	9,896,432
Shift4 Payments, LLC	Banking, Finance, Insurance & Real Estate	Senior Secured Second Lien Term Loan LIBOR + 8.500%, 1.000% Floor (4)(5)	11/28/2025	9,950,000	9,863,685	9,820,650	1.5%
				9,950,000	9,863,685	9,820,650
Ship Supply Acquisition Corporation	Services: Business	Senior Secured First Lien Term Loan LIBOR + 8.000%, 1.000% Floor (4)(5)(13)	7/31/2020	21,562,500	21,190,536	10,332,750	1.6%
				21,562,500	21,190,536	10,332,750
Simplified Logistics, LLC	Services: Business	Senior Secured First Lien Term Loan LIBOR + 6.500%, 1.000% Floor (4)(5)(12)	2/28/2022	18,668,289	18,668,289	18,363,996	2.8%
				18,668,289	18,668,289	18,363,996
Sizzling Platter, LLC	Hotel, Gaming & Leisure	Senior Secured First Lien Term Loan LIBOR + 7.500%, 1.000% Floor(16)	4/29/2020	15,000,000	15,000,000	15,000,000	2.3%
				15,000,000	15,000,000	15,000,000

Company(1)(2)	Industry	Type of Investment	Maturity	Par Amount	Cost	Fair Value	% of Net Assets(3)
SMART Financial Operations, LLC	Retail	Preferred Equity - 1,000,000 units (5)(8)(10)		1,000,000	1,000,000	1,000,000	0.2%
				1,000,000	1,000,000	1,000,000
Smile Doctors, LLC	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loan LIBOR + 5.750%, 1.000% Floor (4)(5)	10/6/2022	8,333,925	8,333,925	8,177,247	1.2%
		Senior Secured First Lien Term Loan LIBOR + 5.750%, 1.000% Floor (4)(5)(12)	10/6/2022	1,357,903	1,357,903	1,251,428	0.2%
				9,691,828	9,691,828	9,428,675
Sound Point CLO XX, Ltd.	Multi-Sector Holdings	Subordinated Notes 13.366% effective yield (5)(7)(8)(9)	7/26/2031	4,489,000	4,072,623	4,063,892	0.6%
				4,489,000	4,072,623	4,063,892
Southwest Dealer Services, Inc.	Automotive	Senior Secured First Lien Term Loan LIBOR + 6.000%, 1.000% Floor (4)(5)	6/2/2022	4,658,156	4,658,156	4,574,775	0.7%
				4,658,156	4,658,156	4,574,775
SRS Software, LLC	High Tech Industries	Senior Secured First Lien Term Loan LIBOR + 7.000%, 1.000% Floor, 0.500% unused fee (4)(5)(12)	2/17/2022	19,158,750	19,158,750	19,158,750	2.9%
				19,158,750	19,158,750	19,158,750
Starfish Holdco, LLC	High Tech Industries	Senior Secured Second Lien Term Loan LIBOR + 9.000%, 1.000% Floor (5)(6)	8/18/2025	4,000,000	3,949,703	3,905,200	0.5%
				4,000,000	3,949,703	3,905,200
Team Car Care, LLC	Automotive	Senior Secured First Lien Term Loan LIBOR + 8.000%, 1.000% Floor (5)(6)	2/23/2023	14,480,069	14,480,070	14,271,556	2.2%
				14,480,069	14,480,070	14,271,556
Techniplas, LLC	Automotive	Senior Secured First Lien Notes 10.000% (7)	5/1/2020	6,000,000	6,000,000	5,515,200	0.8%
				6,000,000	6,000,000	5,515,200
The Imagine Group LLC	Media: Advertising, Printing & Publishing	Senior Secured Second Lien Term Loan LIBOR + 8.750%, 1.000% Floor (5)(6)(14)	6/21/2023	8,950,000	8,849,117	7,888,530	1.2%
				8,950,000	8,849,117	7,888,530
The Octave Music Group, Inc.	Media: Diversified & Production	Senior Secured Second Lien Term Loan LIBOR + 8.250%, 1.000% Floor (5)(6)	5/27/2022	7,500,000	7,500,000	7,475,250	1.1%
				7,500,000	7,500,000	7,475,250
True Religion Apparel, Inc.	Retail	Senior Secured First Lien Term Loan 10.000%	10/27/2022	181,731	139,861	64,587	0.0%
		Common Stock - 2,448 shares(10)		—	—	—	0.0%
		Warrants - 1,122 warrants (10)		—	—	—	0.0%
				181,731	139,861	64,587
U.S. Auto Sales Inc.	Banking, Finance, Insurance & Real Estate	Senior Secured Second Lien Term Loan LIBOR + 10.500%, 1.000% Floor (5)(6)(11)	6/8/2020	5,500,000	5,500,000	5,490,650	0.8%
				5,500,000	5,500,000	5,490,650
U.S. Well Services, LLC	Energy: Oil & Gas	Warrants - 2.04% of outstanding equity (10)	2/21/2019	—	173	—	0.0%
				—	173	—
Vail Holdco Corp	Wholesale	Preferred Equity 12.500% - PIK 20,330 shares (5)		—	21,457,643	21,648,460	3.3%
		Preferred Equity - 15,250 shares (5)(10)		—	15,250,000	18,112,425	2.7%
		Warrants - 14,007 warrants (5)(10)		—	860,357	1,172,806	0.2%
				—	37,568,000	40,933,691
Valence Surface Technologies, Inc.	Aerospace & Defense	Senior Secured First Lien Term Loan LIBOR + 5.500%, 1.000% Floor (4)(5)	6/13/2021	5,949,311	5,947,586	5,949,311	0.9%
				5,949,311	5,947,586	5,949,311

Company(1)(2)	Industry	Type of Investment	Maturity	Par Amount	Cost	Fair Value	% of Net Assets(3)
Velocity Pooling Vehicle, LLC	Automotive	Senior Secured First Lien Term Loan LIBOR + 11.000%, 1.000% Floor (4)(5)	4/28/2023	694,375	635,495	609,036	0.1%
		Common units - 4,676 units (5)(10)		—	259,938	259,938	0.0%
		Warrants - 5,591 warrants(5)(10)	3/30/2028	—	310,802	310,803	0.0%
				694,375	1,206,235	1,179,777
Vertafore, Inc.	High Tech Industries	Senior Secured Second Lien Term Loan LIBOR + 7.250%, 1.000% Floor (5)(6)	7/2/2026	2,000,000	1,981,064	1,898,800	0.3%
				2,000,000	1,981,064	1,898,800
VOYA CLO 2016-2, LTD.	Multi-Sector Holdings	Subordinated Notes 1.683% effective yield (5)(7)(8)(9)	7/19/2028	22,842,661	18,392,998	12,798,743	1.9%
				22,842,661	18,392,998	12,798,743
Walker Edison Furniture Company LLC	Consumer Goods: Durable	Senior Secured First Lien Term Loan LIBOR + 6.500%, 1.000% Floor (4)(5)	9/26/2024	15,000,000	15,000,000	15,000,000	2.3%
		Common units - 2,000 units (5)(8)(10)		—	2,000,000	2,000,000	0.3%
				15,000,000	17,000,000	17,000,000
Watermill-QMC Midco, Inc.	Automotive	Equity - 2.3% partnership interest (5)(8)(10)		—	902,277	170,530	0.0%
				—	902,277	170,530
Z Gallerie, LLC	Retail	Senior Secured First Lien Term Loan LIBOR + 6.500%, 1.000% Floor, PIK (5)(13)(16)	10/8/2021	4,682,375	4,491,243	2,720,928	0.4%
				4,682,375	4,491,243	2,720,928

Total non-controlled/non-affiliated investments					$819,032,531	$758,474,260	114.6%

Controlled/affiliated investments – 24.9%(17)
1888 Industrial Services, LLC	Energy: Oil & Gas	Senior Secured First Lien Term Loan LIBOR + 5.000%, 1.000% Floor (4)(5)(12)	9/30/2021	943,344	943,344	943,344	0.1%
		Senior Secured First Lien Term Loan LIBOR + 5.000%, 1.000% Floor (4)(5)	9/30/2021	3,144,481	3,144,481	3,144,481	0.5%
		Senior Secured First Lien Term Loan LIBOR + 8.000%, 1.000% Floor, PIK (4)(5)	9/30/2021	7,815,751	7,022,422	6,005,623	0.9%
		Units - 7,546.76 units (5)(10)		—	—	—	0.0%
				11,903,576	11,110,247	10,093,448
Access Media Holdings, LLC	Media: Broadcasting & Subscription	Senior Secured First Lien Term Loan 10.000% PIK (5)(13)	7/22/2020	8,140,827	7,422,407	5,141,747	0.8%
		Common Stock - 14 units (5)(8)(10)		—	—	—	0.0%
		Preferred Equity - 1,400,000 units (5)(8)(10)		—	1,400,000	—	0.0%
		Preferred Equity - 700,000 units (5)(8)(10)		—	700,000	—	0.0%
		Preferred Equity - 849,800 units (5)(8)(10)(12)		—	849,800	(88,200)	0.0%
				8,140,827	10,372,207	5,053,547
Caddo Investors Holdings 1 LLC	Forest Products & Paper	Equity - 12.250% LLC Interest (5)(8)(19)		—	4,972,863	5,186,935	0.8%
				—	4,972,863	5,186,935
Capstone Nutrition, Inc.	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loan LIBOR + 12.500%, 1.000% Floor, PIK (4)(5)(13)	9/25/2020	23,545,552	15,652,279	9,524,176	1.4%
		Senior Secured First Lien Term Loan LIBOR + 12.500%, 1.000% Floor, PIK (4)(5)(13)	9/25/2020	10,588,333	7,268,839	4,282,981	0.6%
		Senior Secured First Lien Term Loan LIBOR + 12.500%, 1.000% Floor, PIK (4)(5)	9/25/2020	1,745,510	1,745,509	1,745,510	0.3%
		Common Stock - 2,197.8 shares (5)(10)		—	9	—	0.0%

Company(1)(2)	Industry	Type of Investment	Maturity	Par Amount	Cost	Fair Value	% of Net Assets(3)
		Common Stock - 3,498.5 shares(5)(10)		—	—	—	0.0%
		Common Stock - 7,068.3 shares(5)(10)		—	300,002	—	0.0%
				35,879,395	24,966,638	15,552,667
Charming Charlie LLC	Retail	Senior Secured First Lien Term Loan LIBOR + 10.000%, 1.000% Floor (4)(12)	4/24/2023	3,121,470	3,121,470	3,121,470	0.5%
		Senior Secured First Lien Term Loan LIBOR + 10.000%, 1.000% Floor (4)	4/24/2023	3,821,350	2,737,658	1,515,547	0.2%
		Senior Secured First Lien Term Loan 20.000%	5/15/2019	182,617	182,617	182,617	0.0%
		Common Stock - 34,923,249 shares (10)		—	—	—	0.0%
				7,125,437	6,041,745	4,819,634
MCM 500 East Pratt Holdings, LLC	Banking, Finance, Insurance & Real Estate	Equity - 5,000,000 units (8)(10)		—	5,000,000	5,000,000	0.8%
				—	5,000,000	5,000,000
MCM Capital Office Park Holdings LLC	Banking, Finance, Insurance & Real Estate	Equity - 7,500,000 units (8)(10)		—	7,500,000	12,499,125	1.9%
				—	7,500,000	12,499,125
Medley Chiller Holdings LLC	Services: Business	Equity - 85% interest (8)(10)(19)		—	8,627,500	9,098,157	1.4%
				—	8,627,500	9,098,157
Nomida, LLC	Construction & Building	Equity 5,400,000 units (8)(10)		—	2,289,760	989,820	0.1%
				—	2,289,760	989,820
Sierra Senior Loan Strategy JV I LLC	Multi-Sector Holdings	Equity - 87.5% ownership of SIC Senior Loan Strategy JV I LLC (8)(12)(19)		92,050,000	92,050,000	82,515,860	12.5%
				92,050,000	92,050,000	82,515,860
TwentyEighty, Inc.	Services: Business	Senior Secured First Lien Term Loan LIBOR + 4.000%, 1.000% Floor, 4.000% PIK (4)(12)	3/31/2020	6,975,035	6,975,035	6,975,035	1.1%
		Senior Secured First Lien Term Loan 0.250%, 8.750% PIK (4)	3/31/2020	6,687,383	6,406,364	6,497,461	1.0%
		Senior Secured First Lien Term Loan LIBOR + 8.000%, 1.000% Floor (4)	3/31/2020	323,167	321,972	319,870	0.0%
		Common Units - 58,098 units(10)		—	—	404,943	0.1%
				13,985,585	13,703,371	14,197,309

Total controlled/affiliated investments					$186,634,331	$165,006,502	24.9%

Money market fund – 3.7%
Federated Institutional Prime Obligations Fund (18)		Money Market 2.460%		34,482,189	34,482,189	34,482,189	5.2%
Total money market fund				$34,482,189	$34,482,189	$34,482,189

Derivative instrument - long exposure					Notional Amount	Unrealized Appreciation/(Depreciation)
Total return swap with Citibank, N.A. (Note 5)		Total Return Swap			78,776,760	(6,524,904)
Total derivative instrument - long exposure					$78,776,760	$(6,524,904)

(1)
All of the Company's investments are domiciled in the United States except for Livingston International Inc., which is domiciled in Canada and AMMC CLO 22, Limited Series 2018-22A, Apidos CLO XXIV, Series 2016-24A, Dryden 38 Senior Loan Fund, Series 2015-38A, Dryden 43 Senior Loan Fund, Series 2016-43A, Dryden 49 Senior Loan Fund, Series 2017-49A, Magnetite XIX, Limited, Sound Point CLO XX, Ltd., and VOYA CLO 2016-2, Ltd.

(2)	Unless otherwise indicated, all securities are valued using significant unobservable inputs, which are categorized as Level 3 assets under the definition of ASC 820 fair value hierarchy.

(3)	Percentage is based on net assets of $662,080,199 as of December 31, 2018.

(4)
The interest rate on these loans is subject to a base rate plus 3 Month “3M” LIBOR, which at December 31, 2018 was 2.81%. As the interest rate is subject to a minimum LIBOR floor, the prevailing rate in effect at December 31, 2018 was the base rate plus the LIBOR floor or 3M LIBOR.

(5)	An affiliated fund that is managed by an affiliate of SIC Advisors also holds an investment in this security.

(6)
The interest rate on these loans is subject to a base rate plus 1 Month "1M" LIBOR, which at December 31, 2018 was 2.50%. As the interest rate is subject to a minimum LIBOR floor, the prevailing rate in effect at December 31, 2018 was the base rate plus the LIBOR floor or 1M LIBOR.

(7)
Securities are exempt from registration under Rule 144A of the Securities Act of 1933. These securities represent a fair value of $78,405,516 or 11.8% of net assets as of December 31, 2018 and are considered restricted.

(8)
The investment is not a qualifying asset as defined under Section 55(a) of the Investment Company Act of 1940 (the "1940 Act"). Non-qualifying assets represent 21.1% of the Company's portfolio at fair value.

(9)
This investment is in the equity class of a collateralized loan obligation (CLO"). The CLO equity investments are entitled to recurring distributions which are generally equal to the excess cash flow generated from the underlying investments after payment of the contractual payments to debt holders and fund expenses. The current estimated yield is based on the current projections of this excess cash flow taking into account assumptions that have been made regarding expected prepayments.

(10)	Security is non-income producing.

(11)	A portion of this investment was sold via a participation agreement. The listed amount is the portion retained by the Company.

(12)	The investment has an unfunded commitment as of December 31, 2018. For further details, see Note 11. Fair value includes an analysis of the unfunded commitment.

(13)	The investment was on non-accrual status as of December 31, 2018.

(14)
Security is also held in the underlying portfolio of the total return swap with Citibank, N.A. (see Note 5). The Company's total exposure to The Imagine Group, LLC, and Keystone Acquisition Corp. is $13,739,430 or 2.1% and $8,760,522 or 1.3% of Net Assets as of December 31, 2018.

(15)	Represents securities in Level 2 in the ASC 820 table (see Note 4).

(16)
The interest rate on these loans is subject to a base rate plus 2 Month "2M" LIBOR, which at December 31, 2018 was 2.61%. As the interest rate is subject to a minimum LIBOR floor, the prevailing rate in effect at December 31, 2018 was the base rate plus the LIBOR floor or 2M LIBOR.

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

(18)	Represents securities in Level 1 in the ASC 820 table (see Note 4).

(19)	As a practical expedient, the Company uses NAV to determine the fair value of this investment.

As of December 31, 2018, the weighted average yield based upon original cost on our portfolio investments, including the yield on the equity component of the total return swap ("TRS") that Arbor Funding LLC ("Arbor"), our wholly-owned financing subsidiary entered into with Citibank, N.A. ("Citibank"), was approximately 9.7%, and approximately 74.1% of our portfolio investments were senior secured. As of December 31, 2018, 90.7% of our income-bearing investment portfolio bore interest based on floating rates, such as LIBOR or the Alternate Base Rate ("ABR"), and 9.3% bore interest at fixed rates. The weighted average yield on income-producing investments is computed based upon the contractual interest payments and principal amortizations due at maturity for each individual investment, which amount is divided by the total cost borne by us on such income-producing investments as of the end of the applicable reporting period. The yield on our portfolio investments is higher than what our investors will realize because it does not reflect our expenses and the sales load paid by investors.
Overview of Portfolio Companies
Set forth below is a brief description of the business of our portfolio companies as of December 31, 2018.

Portfolio Company	Brief Description of Portfolio Company
1888 Industrial Services, LLC
1888 Industrial Services, LLC provides field support services to oil and gas independent producers, drilling companies and midstream companies in the Denver-Julesburg Basin, with headquarters in the heart of the Wattenberg region in Greeley, CO. AAR builds, repairs, modifies and maintains oil and gas production equipment, sites, wells and pipelines.

AAAHI Acquisition Corporation
AAAHI Acquisition Corporation (“All Aboard”) is a leading provider of passenger transport services to customers throughout the U.S. Sun Belt Region. All Aboard is comprised of six local operating units, the largest of which include: Hotard, All Aboard America!, and Sun Diego.

Access Media Holdings, LLC
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

Amerijet Holdings, Inc.	Amerijet Holdings, Inc., headquartered in Fort Lauderdale, FL, is a leading provider of air cargo and logistics to and from the Caribbean, Mexico and Latin America.
AMMC CLO 22, Limited Series 2018-22A
AMMC CLO 22, Limited Series 2018-22A is a collateralized loan obligation vehicle invested in a diversified portfolio of primarily senior secured first lien bank loans and, to a limited extent, senior unsecured loans, second lien loans and first lien last, out loans.

Answers Finance, LLC
Answers Finance, LLC (“Answers”) is headquartered in St. Louis, MO operates three primary businesses, supported by shared services functions, focused on empowering consumers and brands by connecting them with the information to optimize their decision making.

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

Portfolio Company	Brief Description of Portfolio Company
Barry's Bootcamp Holdings, LLC
Barry’s Bootcamp Holdings, LLC, founded in 1998 and headquartered in Los Angeles, CA, is a leading boutique fitness studio operator offering hour long workouts that focus on high-intensity interval training, cardio, and strength training.

Black Angus Steakhouses, LLC	Black Angus Steakhouses, LLC, founded in 1964 and headquartered in Los Altos, CA, operates restaurants across six states including California, Arizona, Alaska, New Mexico, Washington, and Hawaii.
BRG Sports, Inc.
BRG Sports, Inc., founded in 1929 and headquartered in Des Plaines, Illinois, is a leading designer and developer of football helmets, protective sports equipment, head impact monitoring technologies, apparel and related accessories.

Brook & Whittle Holding Corp.
Brook & Whittle Holding Corp., founded in 1996 and based in North Branford, CT, provides printing and packaging solutions in North America. The company produces and supplies pressure sensitive labels and shrink film packaging products for personal care, beverage, food, and household industry sectors.

Caddo Investors Holdings 1 LLC	Caddo Investors Holdings I LLC, holds an investment in approximately 1.1 million acres of high quality and relatively young timber lands located in East Texas.
Capstone Nutrition, Inc.
Capstone Nutrition, Inc. (“Capstone”) which is headquartered in Ogden, UT, is a pure-play developer and manufacturer in the nutrition industry. Since 1992, Capstone has been developing, producing, and packaging capsule, tablet, and powder products for a variety of customers in the United States and internationally.

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

CPI International, Inc.	CPI Holdings, Inc. develops and manufactures microwave, radio frequency, power, and control products for critical communications, defense and medical applications.
DataOnline Corp.
DataOnline Corp ("DataOnline") is a global provider of M2M solutions specifically for the monitoring of both fixed and mobile remote industrial assets. DataOnline specializes in robust and reliable devices & sensors, remote data collection, global wireless communications & web-based applications.

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

FKI Security Group, LLC
FKI Security Group, LLC, founded in 1951 and headquartered in New Albany, IN, is a global manufacturer and national service provider of security, safety and asset protection products used in a variety of industries, including the financial services, government, retail, education, and medical end-markets.

Friedrich Holdings, Inc.	Friedrich Holdings, Inc., founded in 1883 and headquartered in San Antonio, TX, engineers and manufactures high-performance in-room air conditioning products.
Fusion Telecommunications International Inc.
Fusion Telecommunications International, Inc. provides cloud communications, cloud connectivity, cloud infrastructure, cloud computing, and managed cloud-based solutions to small, medium, and large businesses worldwide.

GK Holdings, Inc.	GK Holdings, Inc., headquartered in Cary, NC, is a worldwide provider of IT and business skills learning solutions participating in the global corporate training market.
Golden West Packaging Group LLC	Golden West Packaging Group LLC is a vertically integrated provider of highly customized, corrugated cardboard packaging.
Heligear Acquisition Co.
Heligear Acquisition Co. (d/b/a Northstar Aerospace), headquartered in Burr Ridge, IL, is an independent manufacturer of flight-critical aerospace gears and power transmission systems for domestic and international military and commercial aircraft applications.

High Ridge Brands Co.
High Ridge Brands Co., founded in 2011 and based in Stamford, CT, is a value oriented branded personal care company in the United States with specialization in the skin cleansing, hair care and oral care product categories.

Holland Acquisition Corp.
Holland Acquisition Corp. (“Holland”), founded in 1985 and headquartered in Fort Worth, TX, is a provider of land services to blue-chip clients throughout the United States. Holland offers a full-suite of land services in all three stages of the energy production cycle: upstream, midstream and downstream.

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

Impact Group, LLC	Impact Group, LLC is a Boise, Idaho based sales and marketing agency providing outsourced sales, marketing and merchandising services to consumer packaged goods manufacturers.
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

Isagenix International, LLC
Isagenix International, LLC (“Isagenix”) develops and distributes nutritional products through a direct marketing strategy. Isagenix offers products across a range of categories including weight wellness, energy, performance and healthy aging.

Isola USA Corp.
Isola USA Corp., founded in Germany in 1912, is a global material science company that designs, develops, and manufactures copper-clad laminate and prepreg used to fabricate advanced multilayer printed circuit boards.

JFL-WCS Partners, LLC
JFL-WCS Partners, LLC (d/b/a Waste Control Specialists LLC), headquartered in Dallas, Texas, operates a state-of-the-art facility for the processing, treatment, storage and disposal of LLRW, hazardous waste, and mixed hazardous and radioactive wastes.

Keystone Acquisition Corp.	Keystone Acquisition Corp. provides care and quality management to public and commercial clients in the healthcare industry.
L&S Plumbing Partnership, Ltd.
L & S Plumbing Partnership, Ltd, founded in 1984 and headquartered in Richardson, TX, is a provider of plumbing, electrical and HVAC installation services for new single family home development in Texas.

Livingston International Inc.	Livingston International Inc. is a pure-play, non-asset-based customs broker with its U.S. headquarters based in Chicago, IL.
Magnetite XIX, Limited	Magnetite XIX, Limited is a collateralized loan obligation vehicle invested in a diversified portfolio of primarily senior secured first lien bank loans and, to a limited extent, second lien loans.
Manna Pro Products, LLC
Manna Pro Products, LLC, founded in 1985 and headquartered in Chesterfield, Missouri, is a manufacturer and distributor of pet nutrition and care products. Manna Pro targets five core animal end markets: dog & cat, horse, backyard chicken, other backyard pets and deer.

MCM 500 East Pratt Holdings, LLC	MCM 500 East Pratt Holdings, LLC is a 13-story, 279,712 square foot, class A office building located along Baltimore’s Pratt Street corridor developed in 2004 by the Trammell Crow Company
MCM Capital Office Park Holdings LLC
MCM Capital Office Park Holdings LLC is a commercial real estate portfolio in the Washington, DC metro area. The portfolio consists of six office buildings, a bank pad site and a residential development opportunity.

Medley Chiller Holdings LLC
Medley Chiller Holdings LLC is a strategic partnership that holds an investment in Cloverleaf Cold Storage (“Cloverleaf”).  Cloverleaf, founded in 1952, is a cold storage warehouse company that offers public and contract storage in refrigerated, frozen and dry environments, as well as value-added services to the protein industry under the Farmers Produce brand name.

Nathan’s Famous, Inc.	Nathan’s Famous, Inc., founded in 1916 and headquartered in Jericho, NY, is a licensor, wholesaler and retailer of food products marketed under Nathan’s Famous brand in the U.S. and internationally.
New Media Holdings II LLC	New Media Holdings II LLC, headquartered in New York, NY, is a publisher of locally-based print and online media in the United States.
Nine West Holdings, Inc.
Nine West Holdings, Inc., headquartered in White Plains, NY is a leading global designer and marketer of branded women's collection footwear, jeanswear and accessories in the United States, Canada and Europe.

Nomida, LLC	Nomida, LLC is a fully entitled, 40,800 sq. ft. for-sale multifamily development located in Chicago, IL.
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

Path Medical, LLC
Path Medical, LLC, founded in 1993, is a provider of fully-integrated acute trauma treatment and diagnostic imaging solutions to patients injured in automobile and non-work related accidents throughout Florida.

PetroChoice Holdings, Inc.	PetroChoice Holdings, Inc. is a distributor of US lubricants and services primarily serving the Northeastern and Midwestern United States.
Polymer Solutions Group Holdings, LLC	Polymer Solutions Group Holdings, LLC, formed in 2015, is a portfolio of companies that deliver customer-centric solutions that improve the customers’ products, processes and performance.
Press Ganey Holdings, Inc.
Press Ganey Holdings, Inc., headquartered in South Bend, IN, is a provider of patient experience and caregiver measurement, performance analytics and strategic advisory solutions for healthcare organizations across the continuum of care.

PT Network, LLC	PT Network, LLC (d/b/a Pivot Physical Therapy), is a regional outpatient physical therapy and sports medicine operator with clinics in most of the Mid-Atlantic region.

Portfolio Company	Brief Description of Portfolio Company
RateGain Technologies, Inc.
RateGain Technologies, Inc. provides hospitality and travel technology solutions for revenue management decision support, rate intelligence, electronic distribution and brand engagement helping customers across the world in streamlining their operations and sales.

Redwood Services Group, LLC	Redwood Services Group, LLC is a group of regional IT managed service providers that provide fully outsourced IT services to small and medium sized businesses.
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
SavATree, LLC
SavATree, LLC, headquartered in Bedford Hills, NY, is a leading provider of residential tree and shrub maintenance, professional lawn care, and outdoor residential services with over twenty branches throughout the Eastern and Midwestern regions of the United States.

SFP Holding, Inc.	SFP Holdings, Inc., founded in 1999 and headquartered in St. Paul, MN, is a provider of fire and life safety security systems.
Shift4 Payments, LLC
Shift4 Payments, LLC, ( f/k/a Lighthouse Network, LLC ), founded in 1999 and headquartered in Allentown, PA, is a financial technology organization, power the top POS brands in the hospitality and retail sectors.

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

Simplified Logistics, LLC	Simplified Logistics, LLC is a Westlake, OH based provider of asset-light transportation management services focused on primarily managing less-than-truckload freight.
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

Sound Point CLO XX, Ltd.
Sound Point CLO XX, Ltd is a collateralized loan obligation vehicle invested in a diversified portfolio of primarily senior secured first lien bank loans and, to a limited extent, senior unsecured loans, second lien loans and first lien last, out loans.

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
Starfish Holdco, LLC
Starfish Holdco, LLC (d/b/a Syncsort) through its subsidiaries will be a global software company specializing in Big Data, high speed sorting products, data protection, data quality and integration software and services, for mainframe, power systems and open system environments to enterprise customers.

Team Car Care, LLC
Team Car Care, LLC (dba Heartland Automotive Services), founded in 1995, is a provider of quick lube and other ancillary maintenance services and is the largest Jiffy Lube franchisee in the United States.

Techniplas, LLC
Techniplas, LLC, founded in 2010 and headquartered in Nashotah, WI, is a global producer of highly engineered and technically complex plastic modules and subsystems for niche applications primarily in the global automotive industry.

The Imagine Group LLC
The Imagine Group LLC, founded in 1988 and headquartered in Minneapolis, MN, is a provider of in-store marketing solutions in North America providing comprehensive in-store, point-of-purchase/point of sale marketing campaigns.

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
U.S. Well Services, LLC
U.S. Well Services, LLC is a Houston, TX, based oilfield service provider contracted to engage in pressure pumping and related services, including high-pressure hydraulic fracturing in unconventional oil and natural gas basins.

Vail Holdco Corp	Vail Holdco Corp is the direct parent entity of Avantor, Inc. Avantor, Inc. is a global supplier of ultra-high-purity materials for the life science and advanced technology markets.
Valence Surface Technologies, Inc.
Valence Surface Technologies, Inc., headquartered in The Woodlands, TX, is an independently owned aerospace and defense metal processing company with a focus on highly-complex flight critical parts servicing the commercial aerospace, defense, satellite and UAV markets.

Portfolio Company	Brief Description of Portfolio Company
Velocity Pooling Vehicle, LLC
Velocity Pooling Vehicle, LLC, headquartered in Indianapolis, IN is a manufacturer comprised of a group of highly recognizable brands serving nearly all product categories in the powersports aftermarket industry and a distributor of proprietary and sourced brands to a variety of dealers and retailers.

Vertafore, Inc.	Vertafore, Inc. is a provider of software and information services to independent insurance agents, brokers and insurance carriers.
VOYA CLO 2016-2, LTD.
VOYA CLO 2016-2, LTD. is a collateralized loan obligation vehicle invested in a diversified portfolio of primarily senior secured first lien bank loans and, to a limited extent, senior unsecured loans, second lien loans and first lien last, out loans.

Walker Edison Furniture Company LLC
Walker Edison Furniture Company LLC ("Walker Edison") is an e-commerce furniture platform exclusively selling through the websites of top online retailers. Walker Edison operates a data-driven business model to sell a variety of home furnishings in the discount category including TV stands, bedroom furniture, chairs & tables, desks and other.

Watermill-QMC Midco, Inc.
Watermill-QMC Midco, Inc. (d/b/a Quality Metalcraft, Inc.), founded in 1964 and headquartered in Livonia, MI, is a provider of complex assemblies for specialty automotive production, prototype and factory assist applications.

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
Base Management Fee
The base management fee is calculated at an annual rate of 1.75% of our gross assets payable quarterly in arrears. For purposes of calculating the base management fee, the term “gross assets” includes any assets acquired with the proceeds of leverage. The Advisor benefits when we incur debt or use leverage. The base management fee is calculated based on our gross assets at the end of each completed calendar quarter. Base management fees for any partial quarter are appropriately pro-rated.
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
The subordinated incentive fee on income for each quarter will be calculated as follows:

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

•
For any quarter in which our pre-incentive fee net investment income exceeds 2.1875% on our net assets at the end of the immediately preceding fiscal quarter, the subordinated incentive fee on income shall equal 20% of the amount of our pre-incentive fee net investment income, because the preferred return and catch up will have been achieved.

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

The following is a graphical representation of the calculation of the quarterly subordinated incentive fee on income:

Percentage of Pre-Incentive Fee Net Investment Income Allocated to Quarterly Incentive Fee
The incentive fee on capital gains is earned on investments sold and shall be determined and payable in arrears as of the end of each calendar year during which the Investment Advisory Agreement is in effect. In the case the Investment Advisory Agreement is terminated, the fee will also become payable as of the effective date of such termination. The fee equals 20% of our realized capital gains, less the aggregate amount of any previously paid incentive fee on capital gains. The incentive fee on capital gains is equal to our realized capital gains on a cumulative basis from inception, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis.
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
The fees that are payable under the Investment Advisory Agreement for any partial period will be appropriately pro-rated. The fees will also be calculated using a detailed policy and procedure approved by our Advisor and our board of directors, including a majority of the independent directors, and such policy and procedure will be consistent with the description of the calculation of the fees set forth above.
Our Advisor may elect to defer or waive all or a portion of the fees that would otherwise be paid to it in its sole discretion. Any portion of a fee not taken as to any month, quarter or year will be deferred without interest and may be taken in any such other month prior to the occurrence of a liquidity event as our Advisor may determine in its sole discretion.
Reimbursements of Organizational and Offering Expense
Under the terms of the Investment Advisory Agreement, SIC Advisors bears all organizational and offering expenses on our behalf. Since June 2, 2014, the date that we raised $300 million in gross proceeds in connection with the sale of shares of our common stock, SIC Advisors was no longer obligated to bear, pay or otherwise be responsible for any ongoing organizational and offering expenses on our behalf, and we have been responsible for paying or otherwise incurring all such organizational and offering expenses. Pursuant to the terms of the Investment Advisory Agreement, we have agreed to reimburse SIC Advisors for any such organizational and offering expenses incurred by SIC Advisors not to exceed 1.25% of the gross subscriptions raised by us over the course of the offering period, which was initially scheduled to terminate two years from the initial offering date, unless extended. On July 2, 2018, the Company’s board of directors determined to terminate the Company’s offering effective as of July 31, 2018. Notwithstanding the foregoing, in the event that organizational and offering expenses, together with sales commissions, the dealer manager fee and any discounts paid to members of the Financial Industry Regulatory Authority, exceed 15% of the gross proceeds from the sale of shares of our common stock pursuant to our registration statement or otherwise at the time of the completion of our offering, then SIC Advisors shall be required to pay or, if already paid by us, reimburse us for amounts exceeding such 15% limit.
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

Under the Investment Advisory Agreement, SIC Advisors has a fiduciary responsibility for the safeguarding and use of all of our funds and assets. SIC Advisors is also subject to liability under both the 1940 Act and the Advisers Act for a breach of these fiduciary duties.

Currently, SIC Advisors is primarily responsible for initially identifying, evaluating, negotiating and structuring our investments. These activities will be carried out by its Investment Team and subject to the oversight of SIC Advisors’ senior investment personnel. Each investment that we make will require the approval of our Advisor before the investment may be made. Certain affiliated co-investment transactions may require the additional approval of our independent directors.
SIC Advisors’ services under the Investment Advisory Agreement are not exclusive, and it is free to furnish similar services to other entities so long as its services to us are not impaired.
Indemnification of Our Advisor
The Investment Advisory Agreement provides that the Advisor and its officers, directors, persons associated with SIC Advisors, stockholders (and owners of the stockholders), controlling persons and agents are entitled to indemnification from us for any damages, liabilities, costs and expenses (including reasonable attorneys’ fees and amounts reasonably paid in settlement) incurred by them in or by reason of any pending, threatened or completed action, suit, investigation or other proceedings arising out of or otherwise based on the performance of any of SIC Advisors’ duties or obligations under the Investment Advisory Agreement, as applicable, or otherwise as our investment adviser, (i) to the extent such damages, liabilities, cost and expenses (A) are not fully reimbursed by insurance and (B) do not arise by reason of willful misfeasance, bad faith, or gross negligence in SIC Advisors’ performance of such duties or obligations, or SIC Advisors’ reckless disregard of such duties or obligations, and (ii) otherwise to the fullest extent such indemnification is consistent with the provisions of our articles of incorporation, the 1940 Act, the laws of the State of Maryland and other applicable law.
The Investment Advisory Agreement further provides that SIC Advisors and its officers, directors, persons associated with SIC Advisors, stockholders (and owners of the stockholders), controlling persons and agents are not entitled to indemnification for any liability or loss suffered by them, nor will they be held harmless for any loss or liability suffered by us, unless (i) indemnified party has determined, in good faith, that the course of conduct which caused the loss or liability was in our best interests; (ii) SIC Advisors was acting on behalf of or performing services for us; (iii) such liability or loss was not the result of misconduct or negligence by SIC Advisors; and (iv) such indemnification or agreement to hold harmless is recoverable only out of our net assets and not from stockholders.
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
Most recently, our board of directors held an in-person meeting on March 8, 2018, in order to consider and approve the annual approval and continuation of the Investment Advisory Agreement. In its consideration of the Investment Advisory Agreement, the board of directors focused on information it had received relating to, among other things: (a) the nature, quality and extent of the advisory and other services to be provided to us by SIC Advisors; (b) the investment performance of SIC Advisors (c) comparative data with respect to advisory fees or similar expenses paid by other BDCs with similar investment objectives; (d) our projected operating expenses and expense ratio compared to BDCs with similar investment objectives; (e) any existing and potential sources of indirect income to SIC Advisors from its relationships with us and the profitability of those relationships; (f) information about the services to be performed and the personnel performing such services under the Investment Advisory Agreement; (g) the organizational capability and financial condition of SIC Advisors and its affiliates; and (h) possible economies of scale arising from our size and/or anticipated growth; and (i) possible alternative fee structures or bases for determining fees.
Based on the information reviewed and the discussions thereof, the board of directors, including a majority of the non-interested directors, concluded that the investment management fee rates and terms are reasonable in relation to the services to be provided and approved the Investment Advisory Agreement for a period of one additional year, which will expire on April 17, 2019. The Investment Advisory Agreement will automatically terminate in the event of its assignment. In accordance with the 1940 Act, we may terminate the Investment Advisory Agreement with SIC Advisors upon 60 days’ written notice. The decision to terminate the agreement may be made by a majority of our independent directors or the holders of a majority of the outstanding shares of our common stock. In addition, SIC Advisors may terminate the Investment Advisory Agreement with us upon 120 days’ written notice.

ADMINISTRATION AGREEMENT AND FEES
Administrative Services
Under the terms of the Administration Agreement, and on our behalf, Medley Capital LLC performs or oversees the performance of various administrative services that we require. These include investor services, general ledger accounting, fund accounting, maintaining required financial records, calculating our net asset value, filing tax returns, preparing and filing SEC reports, preparing, printing and disseminating stockholder reports and generally overseeing the payment of our expenses and the performance of administrative and professional services rendered to us by others. Medley provides us with facilities and access to personnel necessary for our business and these services. For providing these services, facilities and personnel, we reimburse Medley Capital LLC for administrative expenses it incurs in performing its obligations.
Additionally, as a BDC, we must offer, and provide upon request, managerial assistance to our portfolio companies. This managerial assistance may include monitoring the operations of our portfolio companies, participating in board and management meetings, consulting with and advising officers of our portfolio companies and providing other organizational and financial guidance. Medley Capital LLC will make available such managerial assistance, on our behalf, to our portfolio companies whether or not they request this assistance. We may receive fees for these services and will reimburse Medley Capital LLC for its allocated costs in providing such assistance, subject to review and approval by our board of directors.
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

As a BDC, we are required to meet an asset coverage ratio, reflecting the value of our total assets to our total senior securities, which include all of our borrowings and any preferred stock we may issue in the future, of at least 200%. However, in March 2018, the Small Business Credit Availability Act (the “SBCA”) modified the 1940 Act by allowing a BDC to increase the maximum amount of leverage it may incur from 200% to 150%, if certain requirements are met. Under the 1940 Act, we are allowed to increase our leverage capacity if stockholders representing at least a majority of the votes cast, when a quorum is present, approve a proposal to do so. If we receive stockholder approval, we would be allowed to increase our leverage capacity on the first day after such approval. Alternatively, the 1940 Act allows the majority of our independent directors to approve an increase in our leverage capacity, and such approval would become effective on the one-year anniversary of such approval. In addition, the legislation requires non-listed BDCs to offer to repurchase 25% of its securities each quarter following the calendar quarter in which the BDC obtains such approval.  In either case, we would be required to make certain disclosures on our website and in SEC filings regarding, among other things, the receipt of approval to increase our leverage, our leverage capacity and usage, and risks related to leverage.

The SBCA also instructs the SEC to issue rules or amendments to rules allowing BDCs to use the same securities offering and proxy rules that available to operating companies, including, among other things, allowing BDCs to incorporate by reference in registration statements filed with the SEC and allow certain BDCs to file shelf registration statements that are automatically effective and take advantage of other benefits available to Well-Known Seasoned Issuers. On March 20, 2019, the SEC proposed rule amendments to implement certain provisions of the SBCA; however, the Company has not sought stockholder or independent director approval to reduce its coverage ratio to 150%.

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

As a BDC, we will not generally be permitted to invest in any portfolio company in which our Advisor or any of their affiliates currently have a controlling interest or to make any co-investments with our Advisor or any of its affiliates without an exemptive order from the SEC. We may, however, invest alongside our Advisor and its affiliates’ other clients in certain circumstances where doing so is consistent with applicable law and SEC staff interpretations. For example, we may invest alongside such other clients’ accounts consistent with guidance promulgated by the SEC Staff permitting us and such other clients’ accounts to purchase interests in a single class of privately placed securities so long as certain conditions are met, including that no investment advisor, acting on our behalf or on behalf of other clients, negotiates any term other than price. We may also invest alongside such other clients as otherwise permissible under regulatory guidance, applicable regulations and our Advisor’s allocation policies. In addition, on November 25, 2013, we received an exemptive order from the SEC that permits us to participate in negotiated co-investment transactions with certain affiliates, each of whose investment adviser is Medley LLC or an investment adviser controlled by Medley LLC in a manner consistent with our investment objective, strategies and restrictions, as well as regulatory requirements and other pertinent factors (the “Prior Exemptive Order”). On March 29, 2017, the Company, SIC Advisors and certain other affiliated funds and investment advisers received an exemptive order (the “Exemptive Order”) for a co-investment order that supersedes the Prior Exemptive Order and allows affiliated registered investment companies to participate in co-investment transactions with us that would otherwise be prohibited under Section 17(d) and 57(a) (4) and Rule 17d-1. On October 4, 2017, the Company, SIC Advisors and certain of our affiliates received an exemptive order that supersedes the Exemptive Order (the “Current Exemptive Order”) and allows, in addition to the entities already covered by the Exemptive Order, Medley LLC and its subsidiary, Medley Capital LLC, to the extent they hold financial assets in a principal capacity, and any direct or indirect, wholly- or majority-owned subsidiary of Medley LLC that is formed in the future, to participate in co-investment transactions with us that would otherwise be prohibited by either or both of Sections 17(d) and 57(a)(4) of the 1940 Act. If the Mergers are successfully consummated, the Company and certain of its affiliates will not be able to rely on the Current Exemptive Order. In this regard, on November 19, 2018, the Company and certain of its affiliates submitted an exemptive application to the SEC for an exemptive order that would supersede the Current Exemptive Order (the “Superseding Exemptive Order”) and would permit the Company to participate in negotiated co-investment transactions with certain affiliates that would otherwise be prohibited by either or both of Sections 17(d) and 57(a)(4) of the 1940 Act. There can be no assurance if and when the Company will receive the Superseding Exemptive Order. The terms of the Superseding Exemptive Order, if received, would be substantially similar to the Current Exemptive Order. Co-investment under the Superseding Exemptive Order is subject to certain conditions therein, including the condition that, in the case of each co-investment transaction, the board of directors determines that it would be in the Company’s best interest to participate in the transaction. The Current Exemptive Order will remain in effect unless and until the Mergers are completed and the Superseding Exemptive Order is granted by the SEC. However, neither we nor the affiliated funds are obligated to invest or co-invest when investment opportunities are referred to us or them.

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
Senior Securities
We are permitted, under specified conditions, to issue multiple classes of debt and one class of stock senior to our common stock if our asset coverage, as defined in the 1940 Act, is at least equal to 200% (or 150% if certain requirements under the 1940 Act are met) immediately after each such issuance. In addition, while any senior securities remain outstanding, we must prohibit any distribution to our stockholders or the repurchase of such securities or shares unless we meet the applicable asset coverage ratios at the time of the distribution or repurchase. We may also borrow amounts up to 5% of the value of our total assets for temporary or emergency purposes without regard to asset coverage.
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
Code of Ethics
We have adopted a code of ethics, which we call our “Code of Business Conduct and Ethics,” which covers ethics and business conduct. This document applies to our directors, officers and employees. Our Code of Business Conduct and Ethics is publicly available on the Corporate Governance section of our website under "Corporate Governance" at http://www.sierraincomecorp.com/CorporateGovernance.html. We will report any amendments to or waivers of a required provision of our Code of Business Conduct and Ethics on our website or in a Current Report on Form 8-K. You may read and copy any materials we file with the SEC at the SEC’s website at http://www.sec.gov. Information contained on our website is not incorporated by reference into this Annual Report on Form 10-K, and you should not consider that information to be part of this Annual Report on Form 10-K.
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
Taxation as a RIC
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
If we purchase shares in a “passive foreign investment company” (a “PFIC”), we may be subject to U.S. federal income tax on its allocable share of a portion of any “excess distribution” received on, or any gain from the disposition of, such shares even if our allocable share of such income is distributed as a taxable dividend to its stockholders. Additional charges in the nature of interest generally will be imposed on us in respect of deferred taxes arising from any such excess distribution or gain. If we invest in a PFIC and elect to treat the PFIC as a “qualified electing fund” under the Code (a “QEF”), in lieu of the foregoing requirements, we will be required to include in income each year, our proportionate share of the ordinary earnings and net capital gain of the QEF, even if such income is not distributed by the QEF. Alternatively, we may be able to elect to mark-to-market at the end of each taxable year its shares in a PFIC; in this case, we will recognize as ordinary income our allocable share of any increase in the value of such shares, and as ordinary loss our allocable share of any decrease in such value to the extent that any such decrease does not exceed prior increases included in its income. Under either election, we may be required to recognize in a year income in excess of distributions from PFICs and proceeds from dispositions of PFIC stock during that year, and such income will nevertheless be subject to the Annual Distribution Requirement and will be taken into account for purposes of the 4% U.S. federal excise tax. In addition, under recently proposed regulations, income required to be included as a result of a QEF election would not be qualifying income for purposes of the 90% Income Test unless we receive a distribution of such income from the PFIC in the same taxable year to which the inclusion relates.
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

From time to time, capital markets may experience periods of disruption and instability. The U.S. and global capital markets experienced extreme volatility and disruption during the economic downturn that began in mid-2007, and the U.S. economy was in a recession for several consecutive calendar quarters during the same period. Various social and political tensions in the United States and globally, including instability in the financial markets, may contribute to increased market volatility, may have long-term effects on the United States and worldwide financial markets, and may cause economic uncertainties or deterioration in the United States and worldwide. In recent years, financial markets have been affected at times by a number of global macroeconomic and political events, including the following: large sovereign debts and fiscal deficits of several countries in Europe and in emerging markets jurisdictions, levels of non-performing loans on the balance sheets of European banks, the potential effect of any European country leaving the Eurozone, the potential effect of the United Kingdom leaving the European Union, the potential effect of Scotland leaving the United Kingdom, and market volatility and loss of investor confidence driven by political events, including the general elections in the United Kingdom in June 2017 and in Germany in September 2017 and referenda in the United Kingdom in June 2016 and Italy in December 2016. Market and economic disruptions have affected, and may in the future affect, consumer confidence levels and spending, personal bankruptcy rates, levels of incurrence and default on consumer debt and home prices, among other factors. We cannot assure you that market disruptions in Europe, including the increased cost of funding for certain governments and financial institutions, will not impact the global economy, and we cannot assure you that assistance packages will be available, or if available, be sufficient to stabilize countries and markets in Europe or elsewhere affected by a financial crisis. To the extent uncertainty regarding any economic recovery in Europe negatively impacts consumer confidence and consumer credit factors, our business, financial condition and results of operations could be significantly and adversely affected. In the second quarter of 2015, stock prices in China experienced a significant drop, resulting primarily from continued sell-off of shares trading in Chinese markets. In August 2015, Chinese authorities sharply devalued China’s currency. In June 2016, the United Kingdom held a referendum in which voters approved an exit from the European Union (“Brexit”), and, subsequently, on March 29, 2017, the U.K. government began the formal process of leaving the European Union, which is set to occur on March 29, 2019. Brexit created political and economic uncertainty and instability in the global markets (including currency and credit markets), and especially in the United Kingdom and the European Union, and this uncertainty and instability may last indefinitely. Because the U.K. Parliament rejected Prime Minister Theresa May’s proposed Brexit deal with the European Union in January 2019, there is increased uncertainty on the outcome of Brexit. There is also continued concern about national-level support for the euro and the accompanying coordination of fiscal and wage policy among European Economic and Monetary Union member countries. These market conditions have historically and could again have a material adverse effect on debt and equity capital markets in the United States and Europe, which could have a materially negative impact on our business, financial condition and results of operations. We and other companies in the financial services sector may have to access, if available, alternative markets for debt and equity capital.

The Republican Party currently controls the executive branch and the Senate portion of the legislative branch of government, which increases the likelihood that legislation may be adopted that could significantly affect the regulation of U.S. financial markets. Areas subject to potential change, amendment or repeal include the Wall Street Reform and Consumer Protection Act of 2010 and the authority of the Federal Reserve and the Financial Stability Oversight Council. For example, in March 2018, the U.S. Senate passed a bill that eased financial regulations and reduced oversight for certain entities. The United States may also potentially withdraw from or renegotiate various trade agreements and take other actions that would change current trade policies of the United States. We cannot predict which, if any, of these actions will be taken or, if taken, their effect on the financial stability of the United States. Such actions could have a significant adverse effect on our business, financial condition and results of operations. We cannot predict the effects of these or similar events in the future on the U.S. economy and securities markets or on our investments. We monitor developments and seek to manage our investments in a manner consistent with achieving our investment objective, but there can be no assurance that we will be successful in doing so.

Equity capital may be difficult to raise during periods of adverse or volatile market conditions because, subject to some limited exceptions, as a BDC, we are generally not able to issue additional shares of our common stock at a price less than NAV without first obtaining approval for such issuance from our stockholders and our independent directors. Volatility and dislocation in the capital markets can also create a challenging environment in which to raise or access debt capital. The reappearance of market conditions similar to those experienced from 2008 through 2009 for any substantial length of time could make it difficult to extend the maturity of or refinance our existing indebtedness or obtain new indebtedness with similar terms and any failure to do so could have a material adverse effect on our business. The debt capital that will be available to us in the future, if at all, may be at a higher cost and on less favorable terms and conditions than what we currently experience. If we are unable to raise or refinance debt, then our equity investors may not benefit from the potential for increased returns on equity resulting from leverage and we may be limited in our ability to make new commitments or to fund existing commitments to our portfolio companies. Significant changes or volatility in the capital markets may also have a negative effect on the valuations of our investments. While most of our investments are not publicly traded, applicable accounting standards require us to assume as part of our valuation process that our investments are sold in a principal market to market participants (even if we plan on holding an investment through its maturity).

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

In June 2016, the United Kingdom held a referendum in which a majority of voters voted in favor of Brexit, and, subsequently, on March 29, 2017, the U.K. government began the formal process of leaving the European Union, which is set to occur on March 29, 2019. Brexit has created political and economic uncertainty, particularly in the United Kingdom and the European Union, and this uncertainty may last for years. Negotiations are expected to commence to determine the future terms of the United Kingdom’s relationship with the European Union. Events that could occur in the future as a consequence of the United Kingdom’s withdrawal, including the possible breakup of the United Kingdom, may continue to cause significant volatility in global financial markets, including in global currency and credit markets. This volatility could cause a slowdown in economic activity in the United Kingdom, Europe or globally, which could adversely affect our operating results and growth prospects. Any of these effects of Brexit, and others we cannot anticipate, could have unpredictable consequences for credit markets and adversely affect our business, results of operations and financial performance.

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

In October 2014, the Federal Reserve announced that it was concluding its bond-buying program. It is unknown what effect, if any, the conclusion of this program will have on credit markets and the value of our investments. These and any future developments and reactions of the credit markets toward these developments could cause interest rates and borrowing costs to rise, which may negatively impact our ability to obtain debt financing on favorable terms. In December 2018, the Federal Reserve raised the federal funds rate, which was the fourth such interest rate hike in 2018, to a range between 2.25% to 2.5%, and the Federal Reserve has announced its intention to continue to raise the federal funds rate over time. However, if key economic indicators, such as the unemployment rate or inflation, do not progress at a rate consistent with the Federal Reserve’s objectives, the target range for the federal funds rate may increase and cause interest rates and borrowing costs to rise, which may negatively impact our ability to access the debt markets on favorable terms. Any continued adverse economic conditions could have a material adverse effect on our business, financial condition and results of operations.

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

Actions by the BBA, regulators or law enforcement agencies as a result of these or future events, may result in changes to the manner in which LIBOR is determined. Potential changes, or uncertainty related to such potential changes may adversely affect the market for LIBOR-based securities, including our portfolio of LIBOR-indexed, floating-rate debt securities. In addition, any further changes or reforms to the determination or supervision of LIBOR may result in a sudden or prolonged increase or decrease in reported LIBOR, which could have an adverse impact on the market for LIBOR-based securities or the value of our portfolio of LIBOR-indexed, floating-rate debt securities. For example, on July 27, 2017, the U.K. Financial Conduct Authority announced that it intends to stop persuading or compelling banks to submit LIBOR rates after 2021. It is unclear if at that time whether or not LIBOR will cease to exist or if new methods of calculating LIBOR will be established such that it continues to exist after 2021. The U.S. Federal Reserve, in conjunction with the Alternative Reference Rates Committee, a steering committee comprised of large US financial institutions, is considering replacing U.S. dollar LIBOR with a new index calculated by short term repurchase agreements, backed by Treasury securities, called the Secured Overnight Financing Rate (“SOFR”). The first publication of SOFR was released in April 2018. Whether or not SOFR attains market traction as a LIBOR replacement remains a questions and the future of LIBOR at this time is uncertain. The elimination of LIBOR or any other changes or reforms to the determination or supervision of LIBOR could have an adverse impact on the market for or value of any LIBOR-indexed, floating-rate debt securities or on our overall financial condition or results of operations.

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

A failure of cybersecurity systems, as well as the occurrence of events unanticipated in our disaster recovery systems and management continuity planning could impair our ability to conduct business effectively.

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

We depend heavily upon computer systems to perform necessary business functions. Despite our implementation of a variety of security measures, our computer systems, networks, and data, like those of other companies, could be subject to cyber-attacks and unauthorized access, use, alteration, or destruction, such as from physical and electronic break-ins or unauthorized tampering, malware and computer virus attacks, or system failures and disruptions. If one or more of these events occurs, it could potentially jeopardize the confidential, proprietary, and other information processed, stored in, and transmitted through our computer systems and networks. Such an attack could cause interruptions or malfunctions in our operations, which could result in financial losses, litigation, regulatory penalties, client dissatisfaction or loss, reputational damage, and increased costs associated with mitigation of damages and remediation.

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

Price declines in the corporate leveraged loan market may adversely affect the fair value of our portfolio, reducing our NAV through increased net unrealized depreciation.

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

Conditions in the medium- and large-sized U.S. corporate debt market may experience similar or worse disruption or deterioration in the future, which may cause pricing levels to similarly decline or be volatile. As a result, our NAV could decline through an increase in unrealized depreciation and incurrence of realized losses in connection with the sale of our investments, which could have a material adverse impact on our business, financial condition and results of operations.

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

SIC Advisors may not be able to achieve the same or similar returns as those achieved in the past by our senior management and Investment Team.

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

We have elected and qualified to be taxed for U.S. federal income tax purposes as a RIC under Subchapter M of the Code. As a RIC, we must meet certain requirements, including source-of-income, asset diversification and distribution requirements in order to not have to pay corporate-level U.S. federal income taxes on income we distribute to our stockholders as dividends, which allows us to substantially reduce or eliminate our corporate-level U.S. federal income tax liability. As a BDC, we are generally required to meet a coverage ratio of total assets to total senior securities, which includes all of our borrowings and any preferred stock we may issue in the future, of at least 200% (or 150% if, pursuant to the 1940 Act, certain requirements are met) at the time we issue any debt or preferred stock. This requirement limits the amount of our leverage. Because we will continue to need capital to grow our investment portfolio, this limitation may prevent us from incurring debt or issuing preferred stock and require us to raise additional equity at a time when it may be disadvantageous to do so. We cannot assure you that debt and equity financing will be available to us on favorable terms, or at all, and debt financings may be restricted by the terms of any of our outstanding borrowings. In addition, as a BDC, we are generally not permitted to issue common stock priced below NAV without stockholder approval. If additional funds are not available to us, we could be forced to curtail or cease new lending and investment activities, and our NAV could decline.

The amount of any distributions we pay is uncertain. We may not be able to pay you distributions or be able to sustain them and our distributions may not grow over time.

We began declaring semi-monthly distributions, which are paid on a monthly basis, to our stockholders beginning in July 2012 and intend to continue declaring semi-monthly distributions to stockholders, to the extent that we have assets legally available for distribution. We cannot assure you that we will achieve investment results that will allow us to make a targeted level of cash distributions or year-to-year increases in cash distributions. All distributions that we make will be at the discretion of our board of directors and will depend on our earnings, our financial condition, maintenance of our RIC tax treatment and other factors as our board of directors may deem to be relevant. Our ability to pay distributions might be adversely affected by the impact of the risks described in this annual report on Form 10-K. In addition, the inability to satisfy the asset coverage test applicable to us as a BDC may limit our ability to pay distributions. As a result, we cannot assure you that we will pay distributions to our stockholders in the future.

Our distribution proceeds may exceed our earnings. We have not established any limit on the extent to which we may use borrowings, if any, or proceeds from our offering to fund distributions, which may reduce the amount of capital we ultimately invest in assets.

The distributions we pay to our stockholders may exceed earnings. In the event that we encounter delays in locating suitable investment opportunities, we may pay our distributions from the proceeds of our offering or from borrowings in anticipation of future cash flow, which may constitute a return of your capital and will lower your tax basis in your shares. Distributions from the proceeds of our offering or from borrowings also could reduce the amount of capital we ultimately invest in portfolio companies. Accordingly, stockholders who receive the payment of a dividend or other distribution from us should not assume that such dividend or other distribution is the result of a net profit earned by us. The Expense Support Agreement expired on December 31, 2016, and was not renewed, which will make it more likely that distributions may include a return of capital.

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

The debt and equity securities in which we invest for which market quotations are not readily available will be valued at fair value as determined in good faith by or under the direction of our board of directors. Most, if not all, of our investments (other than cash and cash equivalents) will be classified as Level 3 under Accounting Standards Codification (“ASC”) Topic 820 - Fair Value Measurements and Disclosures. This means that our portfolio valuations will be based on unobservable inputs and our own assumptions about how market participants would price the asset or liability in question. We expect that inputs into the determination of fair value of our portfolio investments will require significant management judgment or estimation. Even if observable market data are available, such information may be the result of consensus pricing information or broker quotes, which include a disclaimer that the broker would not be held to such a price in an actual transaction. The non-binding nature of consensus pricing and/or quotes accompanied by disclaimers materially reduces the reliability of such information. We have retained the services of an independent service provider to review the valuation of these loans and securities. The types of factors that the board of directors may take into account in determining the fair value of our investments generally include, as appropriate, comparison to publicly traded securities including such factors as yield, maturity and measures of credit quality, the enterprise value of a portfolio company, the nature and realizable value of any collateral, the portfolio company’s ability to make payments and its earnings and discounted cash flow, the markets in which the portfolio company does business and other relevant factors. Because such valuations, and particularly valuations of private securities and private companies, are inherently uncertain, may fluctuate over short periods of time and may be based on estimates, our determinations of fair value may differ materially from the values that would have been used if a ready market for these loans and securities existed. Our NAV could be adversely affected if our determinations regarding the fair value of our investments were materially higher than the values that we ultimately realize upon the disposal of such loans and securities.

Our board of directors may change our operating policies and strategies without prior notice or stockholder approval, the effects of which may be adverse to our stockholders.

Our board of directors has the authority to modify or waive our current operating policies, investment criteria and strategies without prior notice and without stockholder approval. We cannot predict the effect any changes to our current operating policies, investment criteria and strategies would have on our business, NAV, operating results and the value of our common stock. However, the effects might be adverse, which could negatively impact our ability to pay you distributions and cause you to lose all or part of your investment. Moreover, we have significant flexibility in investing the net proceeds of any offering and may use the net proceeds from any offering in ways with which investors may not agree.

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

As a BDC, we are required to record on our financial statements our investments at market value or, if no market value is ascertainable, at the fair value as determined in good faith by our board of directors. Decreases in the market values or fair values of our investments are recorded as unrealized depreciation. Any unrealized losses in our portfolio could be an indication of a portfolio company’s inability to meet its repayment obligations to us with respect to the affected investments. This could result in realized losses in the future and ultimately in reductions of our income available for distribution in future periods. In addition, decreases in the market value or fair value of our investments will reduce our NAV. See “Management's Discussion and Analysis of Financial Condition and Results of Operations - Valuation of Investments.”

We are uncertain of our sources for funding our future capital needs. If we cannot obtain debt or equity financing on acceptable terms, our ability to acquire investments and to expand our operations will be adversely affected.

The net proceeds from the sale of shares of our common stock will be used for our investment opportunities, operating expenses and for payment of various fees and expenses such as management fees, incentive fees and other fees. Any working capital reserves we maintain may not be sufficient for investment purposes, and we may require debt or equity financing to operate. In addition, we are required to distribute at least 90% of our net ordinary income and net short-term capital gains in excess of net long-term capital losses, if any, to our stockholders to maintain our RIC tax treatment. Accordingly, in the event that we need additional capital in the future for investments or for any other reason we may need to borrow from financial institutions in order to obtain such additional capital. These sources of funding may not be available to us due to unfavorable economic conditions, which could increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. Consequently, if we cannot obtain debt or equity financing on acceptable terms, our ability to acquire investments and to expand our operations will be adversely affected. As a result, we would be less able to achieve portfolio diversification and our investment objective, which may negatively impact our results of operations and reduce our ability to make distributions to our stockholders.

We are a non-diversified investment company within the meaning of the 1940 Act, and therefore we are not limited with respect to the proportion of our assets that may be invested in securities of a single issuer.

We are classified as a non-diversified investment company within the meaning of the 1940 Act, which means that we are not limited by the 1940 Act with respect to the proportion of our assets that we may invest in securities of a single issuer. We are also not adopting any policy restricting the percentage of our assets that may be invested in a single portfolio company. To the extent that we assume large positions in the securities of a small number of issuers, or within a particular industry, our NAV may fluctuate to a greater extent than that of a diversified investment company as a result of changes in the financial condition or the market’s assessment of the issuer. We may also be more susceptible to any single economic or regulatory occurrence than a diversified investment company. Beyond our asset diversification requirements applicable to RICs under Subchapter M of the Code, we do not have fixed guidelines for diversification, and our investments could be concentrated in relatively few portfolio companies. See ‘‘Business - Taxation as a Regulated Investment Company.’’

Risks Relating to SIC Advisors and its Respective Affiliates

Our incentive fee structure may create incentives for SIC Advisors that are not fully aligned with the interests of our stockholders.

In the course of our investing activities, we pay management and incentive fees to SIC Advisors. These fees are based on our gross assets. As a result, investors in our common stock will invest on a ‘‘gross’’ basis and receive distributions on a ‘‘net’’ basis after expenses, resulting in a lower rate of return than one might achieve through direct investments. Because these fees are based on our gross assets, SIC Advisors will benefit when we incur debt or use leverage. Additionally, under the incentive fee structure, SIC Advisors may benefit when capital gains are recognized and, because SIC Advisors determines when a holding is sold, SIC Advisors controls the timing of the recognition of such capital gains. Our board of directors is charged with protecting our interests by monitoring how SIC Advisors addresses these and other conflicts of interests associated with its management services and compensation. While they are not expected to review or approve borrowings or incurrence of leverage in the ordinary course, our independent directors approve our credit facilities, including the maximum amount of leverage we may employ, and will periodically review SIC Advisors’ services and fees as well as its portfolio management decisions and portfolio performance through their quarterly review of our portfolio and annual review of our investment advisory and administration agreements. In connection with these reviews, our independent directors will consider whether our fees and expenses (including those related to leverage) remain appropriate. As a result of this arrangement, SIC Advisors or its affiliates may from time to time have interests that differ from those of our stockholders, giving rise to a conflict.

The part of the incentive fee payable to SIC Advisors that relates to our net investment income is computed and paid on income that may include interest income that has been accrued but not yet received in cash. This fee structure may be considered to involve a conflict of interest for SIC Advisors to the extent that it may encourage SIC Advisors to favor debt financings that provide for deferred interest, rather than current cash payments of interest. SIC Advisors may have an incentive to invest in deferred interest securities in circumstances where it would not have done so but for the opportunity to continue to earn the incentive fee even when the issuers of the deferred interest securities would not be able to make actual cash payments to us on such securities. This risk could be increased because SIC Advisors is not obligated to reimburse us for any incentive fees received even if we subsequently incur losses or never receive in cash the deferred income that was previously accrued.

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

SIC Advisors is not prohibited from raising money for and managing future investment entities that make the same types of investments as those we target. The time and resources that SIC Advisors devotes to us may be diverted, and during times of intense activity in other programs it may devote less time and resources to our business than is necessary or appropriate. As a result of these competing demands on their time and the fact that they may engage in other business activities on behalf of themselves and others, these individuals face conflicts of interest in allocating their time. These conflicts of interest could result in declines in the returns on our investments and the value of your investment. In addition, we may compete with any such investment entity for the same investors and investment opportunities. While we may co-invest with such investment entities to the extent permitted by the 1940 Act and the rules and regulations thereunder, the 1940 Act imposes significant limits on co-investment. In this regard, the New Exemptive Order allows us additional latitude to co-invest with certain affiliates. Nevertheless, the New Exemptive Order requires us to meet certain conditions in order to invest in certain portfolio companies in which our affiliates are investing or are invested. Affiliates of SIC Advisors, whose primary business includes the origination of investments, engage in investment advisory businesses with accounts that compete with us.

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

SIC Advisors purchased 1,108,033 shares of our common stock for aggregate gross proceeds to us of $10,000,000, which issuance was made immediately after our prior registration statement was declared effective by the SEC. Thus, SIC Advisors is a significant stockholder. As a result and given the fact that SIC Advisors is our investment adviser and certain of its principals serve as our executive officers and members of our board of directors, SIC Advisors will be able to exert significant influence over our management and policies. As a result, SIC Advisors, or any person or entity to which such shares may be transferred, may ultimately have the ability to take actions with respect to their voting of such shares that may not be in our or our stockholders’ best interest.

Our ability to enter into transactions with our affiliates will be restricted, which may limit the scope of investments available to us.

We are prohibited under the 1940 Act from participating in certain transactions with certain of our affiliates without the prior approval of a majority of the independent directors and, in some cases, the SEC. Any person that owns, directly or indirectly, 5% or more of our outstanding voting securities will be our affiliate for purposes of the 1940 Act, and we will generally be prohibited from buying or selling any securities from or to such affiliate, absent the prior approval of our board of directors. The 1940 Act also prohibits certain ‘‘joint’’ transactions with certain of our affiliates, which in certain circumstances could include investments in the same portfolio company (whether at the same or different times to the extent the transaction is deemed to be "joint"), without prior approval of our board of directors and, in some cases, the SEC. If a person acquires more than 25% of our voting securities, we will be prohibited from buying or selling any security from or to such person or certain of that person’s affiliates, or entering into prohibited joint transactions with such persons, absent the prior approval of the SEC. Similar restrictions limit our ability to transact business with our Advisor as well as our officers or directors or their affiliates. The SEC has interpreted the BDC regulations governing transactions with affiliates to prohibit certain ‘‘joint transactions’’ involving entities that share a common investment adviser. As a result of these restrictions, we may be prohibited from buying or selling any security (other than any security of which we are the issuer) from or to, as well as co-investing with, any fund managed by our Affiliates without the prior approval of the SEC. The foregoing may limit the scope of investment opportunities that would otherwise be available to us.

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

In situations where co-investment with other clients of our Advisor or its affiliates is not permitted under the 1940 Act and related rules, existing or future staff guidance, or the terms and conditions of the New Exemptive Order, our Advisor will need to decide which client or clients will proceed with the investment. Under our Advisor’s allocation policy, such determinations will be made based on the principle that investment opportunities shall be offered to eligible clients on an alternating basis that will be fair and equitable over time. As a result, we will not have an entitlement to make a co-investment in these circumstances and, to the extent that another client elects to proceed with the investment, we will not be permitted to participate. Moreover, except in certain circumstances, we will be unable to invest in any issuer in which a client of our Advisor or its affiliate holds a controlling interest. These restrictions may limit the scope of investment opportunities that would otherwise be available to us.

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

We have received the New Exemptive Order from the SEC that permits us to co-invest with certain other investment funds managed by SIC Advisors or its affiliates, subject to the conditions included therein. In situations where we cannot co-invest with other investment funds managed by SIC Advisors or its affiliates, the investment policies and procedures of SIC Advisors generally require that such opportunities be offered to us and such other investment funds on an alternating basis. However, there can be no assurance that we will be able to participate in all investment opportunities that are suitable to us.

Our ability to sell or otherwise exit investments in which affiliates of SIC Advisors also have an investment may be restricted.

We may be considered an affiliate with respect to certain of our portfolio companies. Certain private funds advised by the senior members of SIC Advisors also hold interests in these portfolio companies and as such these interests may be considered a joint enterprise under applicable regulations. To the extent that our interests in these portfolio companies may need to be restructured in the future or to the extent that we choose to exit certain of these transactions, our ability to do so will be limited.

Risks Relating to BDCs

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

We do not seek to compete primarily based on the interest rates we offer, and we believe that some of our competitors make loans with interest rates that are comparable to or lower than the rates we offer. We may lose investment opportunities if we do not match our competitors’ pricing, terms, and structure criteria. If we are forced to match these criteria to make investments, we may not be able to achieve acceptable returns on our investments or may bear substantial risk of capital loss. A significant increase in the number and/or the size of our competitors in this target market could force us to accept less attractive investment terms. Furthermore, many of our competitors are not subject to the regulatory restrictions that the 1940 Act imposes on us as a BDC or the source of income, asset diversification and distribution requirements we must satisfy to maintain our RIC tax treatment. The competitive pressures we face may have a material adverse effect on our business, financial condition, results of operations, and cash flows. As a result of this competition, we may not be able to take advantage of attractive investment opportunities from time to time. Also, we may not be able to identify and make investments that are consistent with our investment objective.

The requirement that we invest a sufficient portion of our assets in qualifying assets could preclude us from investing in accordance with our current business strategy.

As a BDC, the 1940 Act prohibits us from acquiring any assets other than certain qualifying assets unless, at the time of and after giving effect to such acquisition, at least 70% of our total assets are qualifying assets. Therefore, we may be precluded from investing in what we believe are attractive investments if such investments are not qualifying assets, which would have a material adverse effect on our business, financial condition, and result of operations. Similarly, these rules could prevent us from making additional investments in existing portfolio companies, which could result in the dilution of our position.

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

As a result of the annual distribution requirement to qualify for RIC tax treatment, we may need to access the capital markets periodically to raise cash to fund new investments. We may issue ‘‘senior securities,’’ including borrowing money from banks or other financial institutions only in amounts such that our asset coverage, as defined in the 1940 Act, equals at least 200% after such incurrence or issuance. If we issue senior securities, we will be exposed to typical risks associated with leverage, including an increased risk of loss. Our ability to issue different types of securities is also limited. Compliance with these requirements may unfavorably limit our investment opportunities and reduce our ability in comparison to other companies to profit from favorable spreads between the rates at which we can borrow and the rates at which we can lend.

We may borrow for investment purposes. If the value of our assets declines, we may be unable to satisfy the asset coverage test applicable to us as a BDC, which would prohibit us from paying distributions and could prevent us from qualifying for RIC tax treatment, which would generally result in a corporate-level U.S. federal income tax on any income and net gains. If we cannot satisfy the asset coverage test applicable to us as a BDC, we may be required to sell a portion of our investments and, depending on the nature of our debt financing, repay a portion of our indebtedness at a time when such sales may be disadvantageous. Also, any amounts that we use to service our indebtedness would not be available for distributions to our common stockholders.

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

The 1940 Act generally prohibits us from incurring indebtedness unless immediately after such borrowing we have an asset coverage for total borrowings of at least 200% (i.e., the amount of debt may not exceed 50% of the value of our assets). However, in March 2018, the the SBCA modified the 1940 Act by allowing a BDC to increase the maximum amount of leverage it may incur from an asset coverage ratio of 200% to an asset coverage ratio of 150%, if certain requirements are met. Under the 1940 Act, we are allowed to increase our leverage capacity if our stockholders representing at least a majority of the votes cast, when a quorum is present, approve a proposal to do so. If we receive stockholder approval, we would be allowed to increase our leverage capacity on the first day after such approval. Alternatively, the 1940 Act allows the majority of our independent directors to approve an increase in our leverage capacity, and such approval would become effective after one year. In addition, the 1940 Act requires non-listed BDCs to offer to repurchase 25% of its securities each quarter following the calendar quarter in which the BDC obtains such approval. In either case, we would be required to make certain disclosures on our website and in SEC filings regarding, among other things, the receipt of approval to increase our leverage, our leverage capacity and usage, and risks related to leverage. We have not sought or obtained stockholder or independent director approval to reduce our coverage ratio to 150%.

As a result of the SBCA, we may, in the future, be able to increase our leverage up to an amount that reduces our asset coverage ratio from 200% to 150%. Leverage magnifies the potential for loss on investments in our indebtedness and on invested equity capital. As we use leverage to partially finance our investments, our stockholders will experience increased risks of investing in our securities. If the value of our assets increases, then leveraging would cause the NAV attributable to our common stock to increase more sharply than it would have had we not leveraged. Conversely, if the value of our assets decreases, leveraging would cause NAV to decline more sharply than it otherwise would have had we not leveraged our business. Similarly, any increase in our income in excess of interest payable on the borrowed funds would cause our net investment income to increase more than it would without the leverage, while any decrease in our income would cause net investment income to decline more sharply than it would have had we not borrowed. Such a decline could negatively affect our ability to pay common stock dividends, scheduled debt payments or other payments related to our securities. Leverage is generally considered a speculative investment technique.

We cannot predict how tax reform legislation will affect us, our investments, or our stockholders, and any such legislation could adversely affect our business.

Legislative or other actions relating to taxes could have a negative effect on us. The rules dealing with U.S. federal income taxation are constantly under review by persons involved in the legislative process and by the Internal Revenue Service and the U.S. Department of the Treasury. In December 2017, Congress passed tax reform legislation, which the President signed into law. Such legislation has made many changes to the Code, including significant changes to the taxation of business entities, the deductibility of interest expense, and the tax treatment of capital investment. We cannot predict with certainty how any changes in the tax laws might affect us, our stockholders, or our portfolio investments. New legislation and any U.S. Treasury regulations, administrative interpretations or court decisions interpreting such legislation could significantly and negatively affect our ability to qualify for tax treatment as a RIC or the U.S. federal income tax consequences to us and our stockholders of such qualification, or could have other adverse consequences. Stockholders are urged to consult with their tax advisor regarding tax legislative, regulatory, or administrative developments and proposals and their potential effect on an investment in our securities.

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

Risks Relating to our Investments

Our investments in prospective portfolio companies may be risky, and we could lose all or part of our investment.

We pursue a strategy focused on investing primarily in the debt of privately owned U.S. companies with a focus on transactions sourced through the network of SIC Advisors.

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

To the extent OID constitutes a portion of our income, we will be exposed to risks associated with the deferred receipt of cash representing such income.

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

•
For accounting purposes, cash distributions to stockholders representing OID income do not come from paid-in capital. Thus, although a distribution of OID income comes from the cash invested by the stockholders, the 1940 Act does not require that stockholders be given notice of this fact.

•	OID creates risk of non-refundable cash incentive fee payments to the Advisor based on non-cash accruals that may never be realized.

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

•
An election to defer PIK interest payments by adding them to the principal of such instruments increases the Company’s gross assets, which increases future base management fees, and, because interest payments will then be payable on a larger principal amount, the election also increases the Advisor’s future incentive fees at a compounding rate.

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

•
The required recognition of OID, including PIK, interest for U.S. federal income tax purposes may have a negative impact on liquidity, because it represents a non-cash component of the Company’s investment company taxable income that must, nevertheless, be distributed in cash to investors to avoid it being subject to corporate-level U.S. federal income taxation.

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

Certain debt investments that we make in portfolio companies are secured on a second priority basis by the same collateral securing senior secured debt of such companies. The first priority liens on the collateral secure the portfolio company’s obligations under any outstanding senior debt and may secure certain other future debt that may be permitted to be incurred by the company under the agreements governing the debt. The holders of obligations secured by the first priority liens on the collateral generally control the liquidation of and be entitled to receive proceeds from any realization of the collateral to repay their obligations in full before us. In addition, the value of the collateral in the event of liquidation will depend on market and economic conditions, the availability of buyers and other factors. There can be no assurance that the proceeds, if any, from the sale or sales of all of the collateral would be sufficient to satisfy the debt obligations secured by the second priority liens after payment in full of all obligations secured by the first priority liens on the collateral. If such proceeds are not sufficient to repay amounts outstanding under the debt obligations secured by the second priority liens, then we, to the extent not repaid from the proceeds of the sale of the collateral, will only have an unsecured claim against the portfolio company’s remaining assets, if any.

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

If one of our portfolio companies were to go bankrupt, depending on the facts and circumstances, including the extent to which we actually provided managerial assistance to that portfolio company or a representative of us or SIC Advisors sat on the board of directors of such portfolio company, a bankruptcy court might re-characterize our debt investment and subordinate all or a portion of our claim to that of other creditors. In situations where a bankruptcy carries a high degree of significance, our legal rights may be subordinated to other creditors.

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

We do not expect to control most of our portfolio companies, even though we may have board representation or board observation rights, and our debt agreements may impose certain restrictive covenants on our borrowers. As a result, we are subject to the risk that a portfolio company in which we invest may make business decisions with which we disagree and the management of such company, as representatives of the holders of their common equity, may take risks or otherwise act in ways that do not serve our interests as a debtholder. Due to the lack of liquidity for our investments in private companies, we may not be able to dispose of our interests in our portfolio companies as readily as we would like or at an appropriate valuation. As a result, a portfolio company may make decisions that could decrease the value of our portfolio holdings.

The lack of liquidity in our investments may adversely affect our business.

We anticipate that our investments generally will be made in private companies. Substantially all of these securities will be subject to legal and other restrictions on resale or will be otherwise less liquid than publicly traded securities. The illiquidity of our investments may make it difficult for us to sell such investments if the need arises. In addition, if we are required to liquidate all or a portion of our portfolio quickly, we may realize significantly less than the value at which we had previously recorded our investments. In addition, we may face other restrictions on our ability to liquidate an investment in a portfolio company to the extent that we or SIC Advisors has material non-public information regarding such portfolio company.

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

We have the discretion to make any follow-on investments, subject to the availability of capital resources. We may elect not to make follow-on investments or may lack sufficient funds to make those investments. Our failure to make follow-on investments may, in some circumstances, jeopardize the continued viability of a portfolio company and our initial investment, or may result in a missed opportunity for us to increase our participation in a successful operation. Even if we have sufficient capital to make a desired follow-on investment, we may elect not to make such follow-on investment because we may not want to increase our concentration of risk, because we prefer other opportunities, because we are inhibited by compliance with BDC requirements or because we desire to maintain our RIC tax treatment. We also may be restricted from making follow-on investments in certain portfolio companies to the extent that affiliates hold interests in such companies.

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

We may make or acquire loans or investments through participation agreements. A participation agreement typically results in a contractual relationship only with the counterparty to the participation agreement and not with the borrower. SIC Advisors has adopted best execution procedures and guidelines to mitigate credit and counterparty risk when we acquire a loan through a participation agreement. In investing through participations, we will generally not have a right to enforce compliance by the borrower with the terms of the loan agreement against the borrower, and we may not directly benefit from the collateral supporting the debt obligation in which it has purchased the participation. As a result, we will be exposed to the credit risk of both the borrower and the counterparty selling the participation. In the event of insolvency of the counterparty, we, by virtue of holding participation interests in the loan, may be treated as its general unsecured creditor. In addition, although we may have certain contractual rights under the loan participation that require the counterparty to obtain our consent prior to taking various actions relating to the loan, we cannot guarantee that the counterparty will seek such consent prior to taking various actions. Further, in investing through participation agreements, we may not be able to conduct the due diligence on the borrower or the quality of the loan with respect to which it is buying a participation that we would otherwise conduct if we were investing directly in the loan, which may result in us being exposed to greater credit or fraud risk with respect to the borrower or the loan than we expected when initially purchasing the participation. See ‘‘Risks Relating to SIC Advisors and its Respective Affiliates - There are significant potential conflicts of interest that could affect our investment returns’’ above.

We have entered into total return swap agreements or other derivative transactions that expose us to certain risks, including market risk, liquidity risk, counterparty risk and other risks similar to those associated with the use of leverage.

Our wholly-owned, special purpose financing subsidiary, Arbor, has entered into a TRS for a portfolio of senior secured assets with Citibank, N.A., or Citibank. See ‘‘Management’s Discussion and Analysis of Financial Condition and Results of Operations - Off-Balance Sheet Arrangements’’ for a more detailed discussion of the terms of the TRS between Arbor and Citibank.

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

A TRS is also subject to the risk that a counterparty will default on its payment obligations thereunder or that we will not be able to meet our obligations to the counterparty. In the case of the TRS with Citibank, Arbor is required to post cash collateral amounts to secure its obligations to Citibank under the TRS. Citibank, however, is not required to collateralize any of its obligations to Arbor under the TRS. Accordingly, Arbor is not subject to the risk of Citibank’s insolvency. Arbor bears the risk of depreciation with respect to the value of the assets underlying the TRS and is required, under the terms of the TRS, to post additional collateral on a dollar-for-dollar basis in the event of depreciation in the value of the underlying assets after such value decreases below a specified amount. The amount of collateral required to be posted by Arbor is determined primarily on the basis of the aggregate value of the underlying assets.

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

In addition to customary events of default and termination events, the agreements governing the TRS with Citibank, which are collectively referred to herein as the TRS Agreement, contain the following termination events: (a) a failure to satisfy the portfolio criteria for at least 30 days; (b) a failure to post initial cash collateral or additional collateral as required by the TRS Agreement; (c) a merger of Arbor or us meeting certain criteria; (d) either us or Arbor amending its constituent documents to alter our investment strategy in a manner that has or could reasonably be expected to have a material adverse effect; (e) SIC Advisors ceasing to be the investment manager of Arbor or having authority to enter into transactions under the TRS Agreement on behalf of Arbor, and not being replaced by an entity reasonably acceptable to Citibank; (f) SIC Advisors ceasing to be our investment adviser; (g) Arbor failing to comply with its investment strategies or restrictions to the extent such non-compliance has or could reasonably be expected to have a material adverse effect; (h) Arbor becoming liable in respect of any obligation for borrowed money, other than arising under the TRS Agreement; (i) our dissolution or liquidation; (j) there occurring, without the prior consent of Citibank, any material change to or departure from our policies or the policies of Arbor that may not be changed without the vote of our stockholders and that relates to Arbor’s performance of its obligations under the TRS Agreement; and (k) our violating certain provisions of the 1940 Act or our election to be regulated as a BDC under the 1940 Act being revoked or withdrawn.

In addition to the rights of Citibank to terminate the TRS following an event of default or termination event as described above, Citibank may terminate the TRS on or after March 21, 2019. SIC Advisors may terminate the TRS on behalf of Arbor at any time upon providing 10 days prior notice to Citibank. Any termination by SIC Advisors on behalf of Arbor prior to the final scheduled payment of principal of the assets underlying the TRS will result in payment of an early termination fee to Citibank. Under the terms of the TRS, the early termination fee will equal the present value of the following two cash flows: (a) interest payments at a rate equal to 1.60% based on 70% of the maximum notional amount of $180,000,000, payable from the later of the first anniversary of the effective date of the TRS or the termination date until the second anniversary of the effective date of the TRS and (b) interest payments at a rate equal to 0.15% based on the maximum notional amount of $180,000,000, payable from the later of the first anniversary of the effective date of the TRS or the termination date until the second anniversary of the effective date of the TRS. Other than during last 60 days of the term of the TRS, Arbor is required to pay a minimum usage fee of 1.60% on the amount equal to 85% of the average daily unused portion of the maximum amount permitted under the TRS. Arbor will also pay Citibank customary fees in connection with the establishment and maintenance of the TRS.

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

In addition, because a TRS is a form of synthetic leverage, such arrangements are subject to risks similar to those associated with the use of leverage. See ‘‘- Risks Relating to Debt Financing’’ below.

Hedging transactions may expose us to additional risks.

We may engage in currency or interest rate hedging transactions. If we engage in hedging transactions, we may expose ourselves to risks associated with such transactions. We may utilize instruments such as forward contracts, currency options and interest rate swaps, caps, collars and floors to seek to hedge against fluctuations in the relative values of our portfolio investments from changes in currency exchange rates and market interest rates. Hedging against a decline in the values of our portfolio investments does not eliminate the possibility of fluctuations in the values of such investments or prevent losses if the values of such investments decline. However, such hedging can establish other investments designed to gain from those same developments, thereby offsetting the decline in the value of such portfolio investments. Such hedging transaction may also limit the opportunity for gain if the values of the underlying portfolio investments should increase. Moreover, it may not be possible to hedge against an exchange rate or interest rate fluctuation that is so generally anticipated that we are not able to enter into a hedging transaction at an acceptable price.

While we may enter into transactions to seek to reduce currency exchange rate and interest rate risks, unanticipated changes in currency exchange rates or interest rates may result in poorer overall investment performance than if we had not engaged in any such hedging transactions. In addition, the degree of correlation between price movements of the instruments used in a hedging strategy and price movements in the portfolio investments being hedged may vary. Moreover, for a variety of reasons, we may not seek or be able to establish a perfect correlation between such hedging instruments and the portfolio holdings being hedged. Any such imperfect correlation may prevent us from achieving the intended hedge and expose us to risk of loss. In addition, it may not be possible to hedge fully or perfectly against currency fluctuations affecting the value of securities denominated in non-U.S. currencies because the value of those securities is likely to fluctuate as a result of factors not related to currency fluctuations.

The disposition of our investments may result in contingent liabilities.

We currently expect that a significant portion of our investments will involve lending directly to private companies. In connection with the disposition of an investment in private securities, we may be required to make representations about the business and financial affairs of the portfolio company typical of those made in connection with the sale of a business. We may also be required to indemnify the purchasers of such investment to the extent that any such representations turn out to be inaccurate or with respect to certain potential liabilities. These arrangements may result in contingent liabilities that ultimately must be satisfied through our return of certain distributions previously made to us.

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

Risks Relating to Debt Financing
At December 31, 2018, we had $355.0 million of outstanding indebtedness under the ING Credit Facility and the Alpine Credit Facility.

Illustration. The following table illustrates the effect of leverage on returns from an investment in our common stock assuming various annual returns, net of expenses. The calculations in the table below are hypothetical and actual returns may be higher or lower than those appearing below. The calculation assumes (i) $1,029.0 million in total assets, (ii) a weighted average cost of funds of 5.04%, (iii) $355.0 million in debt outstanding and (iv) $661.5 million in stockholders’ equity. In order to compute the “Corresponding return to stockholders,” the “Assumed Return on Our Portfolio (net of expenses)” is multiplied by the assumed total assets to obtain an assumed return to us. From this amount, the interest expense is calculated by multiplying the assumed weighted average cost of funds times the assumed debt outstanding, and the product is subtracted from the assumed return to us in order to determine the return available to stockholders. The return available to stockholders is then divided by our stockholders’ equity to determine the “Corresponding return to stockholders.” Actual interest payments may be different.

Assumed Return on Our Portfolio (net of expenses)	(10)%	(5)%	0%	5%	10%
Corresponding return to stockholders (1)	(18.3)%	(10.5)%	(2.7)%	5.1%	12.9%

(1)	In order for us to cover our annual interest payments on indebtedness, we must achieve annual returns on our December 31, 2018 total assets of at least 1.5%.

In addition, we have entered into a TRS with Citibank which provides us with exposure to a portfolio of loans with a maximum notional amount of $180.0 million. See “Risk Factors - Risks Relating to Our Investments - We have entered into TRS agreements or other derivative transactions which expose us to certain risks, including market risk, liquidity risk and other risks similar to those associated with the use of leverage.”

Because we use borrowed funds to make investments or fund our business operations, we are exposed to risks typically associated with leverage which increase the risk of investing in us.

We intend to borrow funds through draws from our ING Credit Facility to leverage our capital structure, which is generally considered a speculative investment technique. As a result:

•
our common stock may be exposed to an increased risk of loss because a decrease in the value of our investments may have a greater negative impact on the value of our common stock than if we did not use leverage;

•
if we do not appropriately match the assets and liabilities of our business, adverse changes in interest rates could reduce or eliminate the incremental income we make with the proceeds of any leverage;

•
our ability to pay dividends on our common stock may be restricted if our asset coverage ratio, as provided in the 1940 Act, is not at least 200% (or 150% if, pursuant to the 1940 Act, certain requirements are met) and any amounts used to service indebtedness or preferred stock would not be available for such dividends;

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

The use of borrowings, also known as leverage, increases the volatility of investments by magnifying the potential for gain or loss on invested equity capital. Our use of leverage to partially finance our investments, through borrowing from banks and other lenders, increases the risks of investing in our common stock. If the value of our assets decreases, leveraging would cause NAV to decline more sharply than it otherwise would have had we not leveraged. Similarly, any decrease in our income would cause net income to decline more sharply than it would have had we not borrowed. Such a decline could negatively affect our ability to make distributions to our stockholders. In addition, our stockholders will bear the burden of any increase in our expenses as a result of our use of leverage, including interest expenses and any increase in the management or incentive fees payable to the Advisor.

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

As a BDC, we generally are required to meet a coverage ratio of total assets to total borrowings and other senior securities, which include all of our borrowings and any preferred stock that we may issue in the future, of at least 200% (or 150% if, pursuant to the 1940 Act, certain requirements are met). If this ratio declines below 200%, we cannot incur additional debt and could be required to sell a portion of our investments to repay some debt when it is disadvantageous to do so. This could have a material adverse effect on our operations, and we may not be able to make distributions. The amount of leverage that we will employ will be subject to oversight by our board of directors, a majority of whom will be independent directors with no material interests in such transactions.

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

Risks Relating to an Investment in our Common Stock

Our stockholders will have limited liquidity and may not receive a full return of invested capital upon selling their shares.

Shares of our common stock are illiquid investments for which there is currently no secondary market. A future liquidity event could include: (i) a listing of our common stock on a national securities exchange; (ii) a merger or another transaction approved by our board of directors in which our stockholders will receive cash or shares of a listed company; or (iii) a sale of all or substantially all of our assets either on a complete portfolio basis or individually followed by a liquidation. Certain types of liquidity events, such as a listing, would allow us to retain our investment portfolio intact while providing our stockholders with access to a trading market for their securities. If the Mergers are successfully consummated, our common stock will be listed on the NYSE under the symbol “SRA” and is expected to be listed on the TASE, with such listings expected to be effective as of the closing date of the Mergers. However, if the Mergers are not successfully consummated, we would need to consider other alternatives in order to effectuate a liquidity event. See “-Risks Relating to the Mergers.” If our common stock is listed on a national securities exchange, such as the NYSE and the TASE, the Companies cannot assure you that a public trading market will develop or, if one develops, that such trading market can be sustained. See “-Risks Relating to the Mergers.”

We are not obligated to complete a liquidity event; therefore, it will be difficult for an investor to sell his or her shares.

There can be no assurance that we will complete a liquidity event. If we do not successfully complete a liquidity event, liquidity for our stockholder’s investment in our common stock will be limited.

We may be unable to invest a significant portion of the net proceeds of our offering on acceptable terms in an acceptable timeframe.

Delays in investing the net proceeds of our offering, which was terminated by our board of directors effective as of July 31, 2018, may impair our performance. We cannot assure you we will be able to identify any investments that meet our investment objective or that any investment that we make will produce a positive return. We may be unable to invest the net proceeds of our offering on acceptable terms within the time period that we anticipate or at all, which could harm our financial condition and operating results.

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

Our stockholders do not have preemptive rights to any shares of our capital stock we issue in the future. Our articles of incorporation authorizes us to issue up to 250,000,000 shares of common stock. Pursuant to our articles of incorporation, a majority of our board of directors may amend our articles of incorporation to increase the number of authorized shares of stock without stockholder approval. After a stockholder purchases shares, our board of directors may elect to sell additional shares in the future, issue equity interests in private offerings or issue share-based awards to our independent directors or persons associated with the Advisor. To the extent we issue additional equity interests at or below NAV, after a stockholder purchases shares of our common stock, a stockholder’s percentage ownership interest in us will be diluted. In addition, depending upon the terms and pricing of any additional offerings and the value of our investments, a stockholder may also experience dilution in the net asset and fair value of his or her shares of our common stock. If the Mergers are successfully completed, our stockholders will experience a reduction in percentage ownership and voting power in the Combined Company. See “-Risks Relating to the Mergers.”

Under the 1940 Act, we generally are prohibited from issuing or selling our common stock at a price below NAV per share, which may be a disadvantage as compared with certain public companies. We may, however, sell our common stock, or warrants, options, or rights to acquire our common stock, at a price below the current NAV of our common stock if our board of directors and independent directors determine that such sale is in our best interests and the best interests of our stockholders, and our stockholders, including a majority of those stockholders that are not affiliated with us, approve such sale. In any such case, the price at which our securities are to be issued and sold may not be less than a price that, in the determination of our board of directors, closely approximates the fair value of such securities (less any distributing commission or discount). If we raise additional funds by issuing common stock or senior securities convertible into, or exchangeable for, our common stock, then the percentage ownership of our stockholders at that time will decrease and you will experience dilution.

Preferred stock could be issued with rights and preferences that would adversely affect holders of our common stock.

Under the terms of our articles of incorporation, our board of directors is authorized to issue shares of preferred stock in one or more series without stockholder approval, which could potentially adversely affect the interests of existing stockholders.

If we issue preferred stock, the NAV and market value of our common stock may become more volatile.

If we issue preferred stock, we cannot assure you that such issuance would result in a higher yield or return to the holders of our common stock. The issuance of preferred stock would likely cause the NAV and market value of our common stock to become more volatile. If the dividend rate on the preferred stock were to approach the net rate of return on our investment portfolio, the benefit of leverage to the holders of our common stock would be reduced. If the dividend rate on the preferred stock were to exceed the net rate of return on our portfolio, the leverage would result in a lower rate of return to the holders of our common stock than if we had not issued preferred stock. Any decline in the NAV of our investments would be borne entirely by the holders of our common stock. Therefore, if the market value of our portfolio were to decline, the leverage would result in a greater decrease in NAV to the holders of our common stock than if we were not leveraged through the issuance of preferred stock. This greater NAV decrease would also tend to cause a greater decline in the market price for our common stock. We might be in danger of failing to maintain the required asset coverage of the preferred stock or of losing our ratings on the preferred stock or, in an extreme case, our current investment income might not be sufficient to meet the dividend requirements on the preferred stock. In order to counteract such an event, we might need to liquidate investments in order to fund a redemption of some or all of the preferred stock. In addition, we would pay (and the holders of our common stock would bear) all costs and expenses relating to the issuance and ongoing maintenance of the preferred stock, including higher advisory fees if our total return exceeds the dividend rate on the preferred stock. Holders of preferred stock may have different interests than holders of our common stock and may at times have disproportionate influence over our affairs.

Holders of any preferred stock we might issue might have the right to elect members of the board of directors and class voting rights on certain matters.

Holders of any preferred stock we might issue, voting separately as a single class, might have the right to elect two members of the board of directors at all times and in the event dividends become two full years in arrears, would have the right to elect a majority of our directors until such arrearage is completely eliminated. In addition, preferred stockholders would have class voting rights on certain matters, including changes in fundamental investment restrictions and conversion to open-end status, and accordingly would be able to veto any such changes. Restrictions imposed on the declarations and payment of dividends or other distributions to the holders of our common stock and preferred stock, both by the 1940 Act and by requirements imposed by rating agencies or the terms of our credit facilities, might impair our ability to maintain our qualification for RIC tax treatment for U.S. federal income tax purposes. While we would intend to redeem our preferred stock to the extent necessary to enable us to distribute our income as required to maintain our qualification as a RIC, there can be no assurance that such actions could be effected in time to meet the tax requirements.

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

The NAV of our common stock may fluctuate significantly.

The NAV and liquidity, if any, of the market for shares of our common stock may be significantly affected by numerous factors, some of which are beyond our control and may not be directly related to our operating performance. These factors include:

•	significant volatility in the market price and trading volume of securities of BDCs or other companies in our sector, which are not necessarily related to the operating performance of the companies;

•	changes in regulatory policies or tax guidelines, particularly with respect to RICs or BDCs;

•	loss of RIC tax treatment or BDC status;

•	changes in earnings or variations in operating results;

•	changes in the value of our portfolio of investments;

•	changes in accounting guidelines governing valuation of our investments;

•	any shortfall in revenue or net income or any increase in losses from levels expected by investors;

•	departure of SIC Advisors or certain of its respective key personnel;

•	operating performance of companies comparable to us;

•	general economic trends and other external factors; and

•	loss of a major funding source.

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

The minimum annual distribution requirement for a RIC will be satisfied if we distribute to our stockholders on an annual basis at least 90% of our “investment company taxable income,” which generally is its net ordinary income plus the excess of realized net short-term capital gains over realized net long-term capital losses, if any. We would be taxed on any retained income and/or gains, including any short-term capital gains or long-term capital gains. Because we may use debt financing, we are subject to an asset coverage ratio requirement under the 1940 Act and may in the future become subject to certain financial covenants under loan and credit agreements that could, under certain circumstances, restrict us from making distributions necessary to satisfy the distribution requirements. If we are unable to obtain cash from other sources, we could fail to qualify for RIC tax treatment, or could be required to retain a portion of our income or gains, and thus become subject to corporate-level U.S. federal income tax.

The income source requirement will be satisfied if we obtain at least 90% of our income for each year from dividends, interest, gains from the sale of stock or securities, or similar sources. The asset diversification requirement will be satisfied if we meet certain asset diversification requirements at the end of each quarter of our taxable year. To satisfy this requirement, at least 50% of the value of our assets must consist of cash, cash equivalents, U.S. Government securities, securities of other RICs, and other securities, with those other securities limited, in respect of any one issuer, to an amount that does not exceed 5% of the value of its total assets and that does not represent more than 10% of the outstanding voting securities of such issuer; and no more than 25% of the value of our assets can be invested in the securities, other than U.S. government securities or securities of other RICs, of one issuer, of two or more issuers that are controlled, as determined under applicable Code rules, by us and that are engaged in the same or similar or related trades or businesses or of certain ‘‘qualified publicly traded partnerships.’’ Failure to meet these requirements may result in our having to dispose of certain investments quickly in order to prevent the loss of RIC tax treatment. Because most of our investments will be in private companies, and therefore will be relatively illiquid, any such dispositions could be made at disadvantageous prices and could result in substantial losses.

If we fail to qualify for or maintain RIC tax treatment for any reason and are subject to corporate-level U.S. federal income tax, the resulting corporate taxes could substantially reduce our net assets, the amount of income available for distribution, and the amount of our distributions. Such a failure would have a material adverse effect on our results of operations and financial conditions, and thus, our stockholders.

We may have difficulty paying our required distributions if we recognize income before or without receiving cash representing such income.

For U.S. federal income tax purposes, we may be required to recognize taxable income in circumstances in which we do not receive a corresponding payment in cash. For example, if we hold debt obligations that are treated under applicable tax rules as having OID (such as debt instruments with PIK, interest or, in certain cases, increasing interest rates or debt instruments that were issued with warrants), we must include in income each year a portion of the OID that accrues over the life of the obligation, regardless of whether cash representing such income is received by us in the same taxable year. We may also have to include in income other amounts that we have not yet received in cash, such as deferred loan origination fees that are paid after origination of the loan or are paid in non-cash compensation such as warrants or stock. Furthermore, we may invest in non-U.S. corporations (or other non-U.S. entities treated as corporations for U.S. federal income tax purposes) that could be treated under the Code and U.S. Treasury regulations as ‘‘passive foreign investment companies’’ and/or ‘‘controlled foreign corporations.’’ The rules relating to investment in these types of non-U.S. entities are designed to ensure that U.S. taxpayers are either, in effect, taxed currently (or on an accelerated basis with respect to corporate level events) or taxed at increased tax rates on the receipt of distributions or upon disposition. In certain circumstances, this could require us to recognize income where we do not receive a corresponding payment in cash. We anticipate that a portion of our income may constitute OID or other income required to be included in taxable income prior to receipt of cash. Further, we may elect to amortize market discounts and include such amounts in our taxable income in the current year, instead of upon disposition, as an election not to do so would limit our ability to deduct interest expenses for tax purposes.

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

Risks Relating to the Mergers
On August 9, 2018, we entered into the MCC Merger Agreement and the MDLY Merger Agreement. Pursuant to the MCC Merger Agreement, MCC will, on the terms and subject to the conditions set forth in the MCC Merger Agreement, merge with and into the Company, with the Company as the surviving entity (the “Combined Company”) in the MCC Merger. Simultaneously, pursuant to the MDLY Merger Agreement, MDLY will, on the terms and subject to the conditions set forth in the MDLY Merger Agreement, merge with and into Merger Sub, with Merger Sub as the surviving company in the MDLY Merger. If the Mergers are successfully consummated, our common stock will be listed on the NYSE under the symbol “SRA” and the TASE, with such listings expected to be effective as of the closing date of the Mergers.  As a result of the Mergers, the investment portfolios of the Company and MCC will be combined, Merger Sub, as a successor to MDLY, would be a wholly owned subsidiary of the Combined Company, and the Combined Company would be internally managed by its wholly controlled adviser subsidiary. Set forth below are certain risks relating to the Mergers. For more information, please refer to the Joint Proxy Statement/Prospectus of the Company, MCC, and MDLY filed with the SEC on December 21, 2018.

There can be no assurances when or if the Mergers will be completed.
Although the Company, MCC and MDLY expect to complete the Mergers as early as the first quarter of 2019, there can be no assurances as to the exact timing of completion of the Mergers, or that the Mergers will be completed at all. The completion of the Mergers is subject to numerous conditions, including, among others, the continued effectiveness of the Registration Statement on Form N-14; the approval of our common stock (including shares of our common stock to be issued in the Mergers) for listing on the NYSE; receipt of requisite approvals of each of our stockholders, MCC’s stockholders, and MDLY’s stockholders; receipt of required regulatory approvals, including from the SEC, the SBA, any necessary approvals under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, amended, and, if applicable, state securities regulators; confirmation by the SEC that Merger Sub, as the successor to MDLY in the MDLY Merger, will be treated as a portfolio investment of the Combined Company and reflected in the Combined Company’s consolidated financial statements at fair value for accounting purposes (i.e., not consolidated into the financial statements of the Combined Company); the relevant parties having taken all actions reasonably required in order to keep existing indebtedness outstanding following the Mergers (other than with respect to MCC’s credit facility, which has been terminated); receipt of necessary consents relating to joint ventures of the Company and MCC; receipt of a specified level of consents from third-party advisory clients of MDLY; with respect to the MCC Merger, satisfaction (or appropriate wavier) of the conditions to closing of the MDLY Merger; with respect to the MDLY Merger, satisfaction (or appropriate waiver) of the conditions to closing of the MCC Merger; and other customary closing conditions.

The Company, MCC and MDLY cannot assure their respective stockholders that the conditions required to complete the Mergers will be satisfied or waived on the anticipated schedule, or at all. If the Mergers are not completed, the resulting failure of the Mergers could have a material adverse impact on the Company’s, MCC’s, and MDLY’s financial condition, results of operations, assets or business. In addition, if the Mergers are not completed, the Company, MCC, and MDLY will have incurred substantial expenses for which no ultimate benefit will have been received. See “- If the Mergers do not close, we will benefit from the expenses incurred in its pursuit.” Moreover, if either the MCC Merger Agreement or the MDLY Merger Agreement is terminated under certain circumstances, the Company, MCC or MDLY may be obligated to pay the other party to the applicable merger agreement a termination fee. See “- Under certain circumstances, the Company, MCC or MDLY may be obligated to pay a termination fee upon termination of the MCC Merger Agreement or the MDLY Merger Agreement.” Any decision that our stockholders, MCC’s stockholders, and MDLY’s stockholder make should be made with the understanding that the completion of the Mergers may not happen as scheduled, or at all.

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
The Mergers may not be completed. If the Mergers are not completed, we will have incurred substantial expenses for which no ultimate benefit will have been received. We have incurred out-of-pocket expenses in connection with the Mergers for investment banking, legal and accounting fees and financial printing and other costs and expenses, much of which will be incurred even if the Mergers are not completed. These transaction costs, incurred in connection with the Mergers by and among the Company, MCC, MDLY and Merger Sub (see Note1), are deferred and capitalized as an asset of the Company until the termination or closing of the Mergers. In addition, depending upon the circumstances surrounding termination of the MCC Merger Agreement or the MDLY Merger Agreement, as applicable, we may be obligated to pay a termination fee to the other party to the applicable merger agreement. See “- Under certain circumstances, we may be obligated to pay a termination fee upon termination of the MCC Merger Agreement or the MDLY Merger Agreement.”

Failure to complete the Mergers could negatively impact the business, financial results, and ability to pay distributions, if any or at its current level, to our stockholders.
If the Mergers are not completed, our ongoing business may be adversely affected.  We may experience negative reactions from the financial markets and from their respective customers if the anticipated benefits of the Mergers are not able to be realized.  Such anticipated benefits include, among others, the expected increase in distributions to the Combined Company’s stockholders, the benefits of the larger balance sheet of the Combined Company and potential for greater scale, the fee earning potential of the asset management business, the enhanced market value of our common stock following the completion of the Mergers upon listing on the NYSE and TASE, and the benefits of operational efficiencies, cost savings, and synergies.  If the Mergers are not consummated, we cannot assure our stockholders that the risks described above will not negatively impact the business, financial results, and ability to pay distributions, if any or at its current level, to our stockholders.

Termination of the MCC Merger Agreement or the MDLY Merger Agreement or failure to otherwise complete the Mergers could negatively impact us.
Termination of the MCC Merger Agreement or the MDLY Merger Agreement or any failure to otherwise complete the Mergers may result in various consequences, including, among other things:

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

The MCC Merger Agreement provides for the payment by the Company or MCC to the other party a termination fee of $6,000,000 in cash if the MCC Merger Agreement is terminated by the Company or MCC under certain circumstances. The MDLY Merger Agreement provides for the payment by the Company or MDLY to the other party a termination fee of $5,350,000 in cash if the MDLY Merger Agreement is terminated by the Company or MDLY under certain circumstances.

The MCC Merger Agreement limits our ability to actively pursue alternatives to the MCC Merger and to accept a superior proposal.
The MCC Merger Agreement contains provisions that limit our ability to actively solicit, discuss or negotiate competing third-party proposals for strategic transactions. Although these provisions, which are customary for transactions of this type, allows us to engage in negotiations regarding, and to ultimately accept, a “MCC Merger Superior Proposal” (as such term is defined in the MCC Merger Agreement), in certain circumstances, subject to the payment of a termination fee, such provisions might discourage a potential competing acquiror that might have an interest in acquiring all or a significant part of us from considering or proposing a MCC Merger Superior Proposal to us, or might result in a potential competing acquiror proposing to pay a lower price to acquire us than it might otherwise have proposed to pay.

The MDLY Merger Agreement limits each of our ability to actively pursue alternatives to the MDLY Merger and to accept a superior proposal.
The MDLY Merger Agreement contains provisions that limit our ability to actively solicit, discuss or negotiate competing third-party proposals for strategic transactions. Although these provisions, which are customary for transactions of this type, allow us to engage in negotiations regarding, and to ultimately accept, a “MDLY Merger Superior Proposal” (as such term is defined in the MDLY Merger Agreement) in certain circumstances, subject to the payment of a termination fee, such provisions might discourage a potential competing acquiror that might have an interest in acquiring all or a significant part of us from considering or proposing a MDLY Merger Superior Proposal to us, or might result in a potential competing acquiror proposing to pay a lower price to acquire us than it might otherwise have proposed to pay.

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

Item 3. Legal Proceedings

From time to time, we are involved in various legal proceedings, lawsuits and claims incidental to the conduct of our business. Our businesses are also subject to extensive regulation, which may result in regulatory proceedings against us. Except as described below, we are not currently party to any material legal proceedings.

On January 25, 2019, two purported class actions were commenced in the Supreme Court of the State of New York, County of New York, by alleged stockholders of Medley Capital Corporation, captioned, respectively, Helene Lax v. Brook Taube, et al., Index No. 650503/2019, and Richard Dicristino, et al. v. Brook Taube, et al., Index No. 650510/2019 (together with the Lax Action, the “New York Actions”). Named as defendants in each complaint are Brook Taube, Seth Taube, Jeffrey Tonkel, Arthur S. Ainsberg, Karin Hirtler-Garvey, John E. Mack, Mark Lerdal, Richard T. Allorto, Jr., MCC, MDLY, the Company and Merger Sub. The complaints in each of the New York Actions allege that the individuals named as defendants breached their fiduciary duties in connection with the proposed merger of MCC with and into the Company, and that the other defendants aided and abetted those alleged breaches of fiduciary duties. Compensatory damages in unspecified amounts are sought. On February 27, 2019, the Court entered a stipulated scheduling order requiring that defendants respond to the complaints 45 days following the later of (a) the stockholder vote on the proposed merger and (b) plaintiffs’ filing of a consolidated, amended complaint. A preliminary conference is scheduled to take place on April 16, 2019. The defendants believe the claims asserted in the New York Actions are without merit and they intend to defend these lawsuits vigorously.

On February 11, 2019, a purported stockholder class action was commenced in the Court of Chancery of the State of Delaware by FrontFour Capital Group LLC and FrontFour Master Fund, Ltd., captioned FrontFour Capital Group LLC, et al. v. Brook Taube, et al., Case No. 2019-0100 against Brook Taube, Seth Taube, Jeff Tonkel, Mark Lerdal, Karin Hirtler-Garvey, John E. Mack, Arthur S. Ainsberg, MDLY, the Company, MCC, MCC Advisors LLC (“MCC Advisors”), Medley Group LLC (“Medley Group”), and Medley LLC. The complaint, as amended on February 12,2019, alleged that the individuals named as defendants breached their fiduciary duties to MCC stockholders in connection with the proposed merger of MCC with and into the Company, and that MDLY, the Company, MCC Advisors, Medley Group, and Medley LLC aided and abetted those alleged breaches of fiduciary duties. The complaint seeks to enjoin the vote of MCC stockholders on the proposed merger and enjoin enforcement of certain provisions of the MCC Merger Agreement. The Court held a trial on the plaintiffs’ claims on March 6-7, 2019 and issued a Memorandum Opinion (the “Decision”) on March 11, 2019. The Court denied the plaintiffs’ requests to (i) permanently enjoin the proposed merger and (ii) require MCC to conduct a “shopping process” for MCC on terms proposed by the plaintiffs in their complaint. The Court held that MCC’s directors breached their fiduciary duties in entering into the proposed merger, but rejected the plaintiffs’ claim that the Company aided and abetted those breaches of fiduciary duties. The Court ordered the defendants to issue corrective disclosures consistent with the Decision, and enjoined a vote of MCC stockholders on the proposed merger until such disclosures have been made and stockholders have had the opportunity to assimilate this information. The defendants currently considering all available options, including appeal, with respect to the Decision.

Item 4. Mine Safety Disclosures

Not Applicable
PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information
Shares of our common stock are illiquid investments for which there is currently no secondary market. No shares of our common stock have been authorized for issuance under any equity compensation plans. Under Maryland law, our stockholders generally will not be personally liable for our debts or obligations.

On July 2, 2018, the Company’s board of directors determined to terminate the Company’s offering effective as of July 31, 2018. Prior to such date, the Company conducted a continuous public offering of its shares of common stock beginning on April 16, 2012. As of December 31, 2018, the Company sold a total of 98,502,907 shares of common stock, which includes shares issued as part of the distribution reinvestment plan (see Note 13), for total proceeds of $1.0 billion, which includes the shares sold to SIC Advisors.

As of April 1, 2019, we had 20,417 record holders of our common stock.

Set forth below is a chart describing the classes of our securities outstanding as of April 1, 2019:

Title of Class	Amount Authorized	Amount Held by Us or for Our Account	Amount Outstanding
Common Stock	250,000,000	—	99,485,633
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
The following table reflects the cash distributions per share that the Company has declared or paid to its stockholders for the years ended December 31, 2018 and 2017 and the current fiscal year to date. Stockholders of record as of each respective record date were entitled to receive the distribution.

Record Date	Payment Date	Amount per share
January 13 and 31, 2017	January 31, 2017	$0.02667
February 15 and 28, 2017	February 28, 2017	0.02667
March 15 and 31, 2017	March 31, 2017	0.02667
April 14 and 28, 2017	April 28, 2017	0.02667
May 15 and 31, 2017	May 31, 2017	0.02667
June 15 and 30, 2017	June 30, 2017	0.02667
July 14 and 31, 2017	July 31, 2017	0.02667
August 15 and 31, 2017	August 31, 2017	0.02667
September 15 and 29, 2017	September 29, 2017	0.02667
October 13 and 31, 2017	October 31, 2017	0.02667
November 15 and 30, 2017	November 30, 2017	0.02667
December 15 and 29, 2017	December 29, 2017	0.02667
January 15 and 31, 2018	January 31, 2018	0.02667
February 15 and 28, 2018	February 28, 2018	0.02667
March 15 and 30, 2018	March 30, 2018	0.02667
April 13 and 30, 2018	April 30, 2018	0.02667
May 15 and 31, 2018	May 31, 2018	0.02667
June 15 and 29, 2018	June 29, 2018	0.02667
July 13 and 31, 2018	July 31, 2018	0.02667
August 15 and 31, 2018	August 31, 2018	0.02667
September 14 and 28, 2018	September 28, 2018	0.02667
October 15 and 31, 2018	October 31, 2018	0.02667
November 15 and 30, 2018	November 30, 2018	0.02667
December 14 and 31, 2018	December 31, 2018	0.02667
January 25, 2019	January 31 2019	0.05334
February 11, 2019	February 28, 2019	0.05334
March 11, 2019	March 29, 2019	0.05334
From time to time, but not less than quarterly, we will review our accounts to determine whether distributions to our stockholders are appropriate. We may in the future fund our cash distributions to stockholders from any sources of funds available to us, including borrowings. We have not established limits on the amount of funds we may use from available sources to make distributions. SIC Advisors has no obligation to make expense support payments pursuant to the Expense Support Agreement after December 31, 2016, the date on which such agreement expired.
The following table reflects, for U.S. Federal Income tax purposes, the sources of the cash distributions that we have paid on our common stock during the years ended December 31, 2018, 2017 and 2016:

			Years Ended December 31,
	2018		2017		2016
Source of Distribution	Distribution Amount	Percentage	Distribution Amount	Percentage	Distribution Amount	Percentage
Net investment income	$62,256,547	100.0%	$61,549,954	100.0%	$68,596,940	100.0%
Net realized gain	—	—	—	—	—	—
Return of capital (other)	—	—	—	—	—	—
Distributions on a tax basis	$62,256,547	100.0%	$61,549,954	100.0%	$68,596,940	100.0%
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

Sales of Unregistered Securities
None.

Unregistered Sales of Equity Securities and Use of Proceeds
In June 2013, we commenced a share repurchase program pursuant to which we conducted quarterly share repurchases, of up to 2.5% of the weighted average number of outstanding shares in any 3-month period or 10% of the weighted average number of outstanding shares in any 12-month period. The purpose of the share repurchase program was to allow stockholders to sell their shares back to us at a price equal to the most recently disclosed NAV per share of our common stock immediately prior to the date of repurchase. Shares were purchased from stockholders participating in the program on a pro rata basis. Unless our board of directors determined otherwise, the number of shares to be repurchased during any calendar year were limited to the proceeds received in association with the sale of shares of common stock under the distribution reinvestment plan. In connection with the Mergers, the Company suspended the Share Repurchase Program. See Note 13 to our consolidated financial statements for more information.

Item 6. Selected Financial Data

The following consolidated selected financial data should be read in conjunction with Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and Part II, Item 8, Consolidated Financial Statements and Supplementary Data, of this Annual Report on Form 10-K. The following consolidated selected financial and other data for the years ended December 31, 2018, 2017, 2016, 2015, and 2014 is derived from the audited consolidated financial statements for such years, included in Part II, Item 8, Consolidated Financial Statements and Supplementary Data, of this Annual Report on Form 10-K.

	As of and for the years ended December 31,
	2018	2017	2016	2015	2014
Statement of Operations data:
Total investment income	$97,172,641	$107,175,537	$99,780,496	$85,639,700	$39,391,455
Base management fees	19,011,460	21,233,065	19,928,802	17,234,293	8,976,657
Incentive fee	—	4,700,177	9,281,479	4,434,352	(183,617)
All other expenses - Net of expense reimbursement	31,432,395	28,738,825	10,605,743	17,470,552	11,032,000
Net investment income	46,728,786	52,503,470	59,964,472	46,500,503	19,566,415
Unrealized appreciation/(depreciation) on total investments	(17,544,964)	(13,935,972)	22,484,721	(67,923,168)	(12,525,678)
Net realized gain/(loss) on total investments	(57,661,458)	(26,062,342)	(13,120,398)	11,309,852	7,011,513
Net increase/(decrease) in net assets resulting from operations	(28,477,636)	12,505,156	69,328,795	(10,112,813)	14,052,250
Per share data:(1)
Net asset value per common share at year end	$6.72	$7.66	$8.17	$8.16	$8.97
Net investment income	0.48	0.55	0.66	0.66	0.55
Net realized gains/(losses) on total investments	(0.59)	(0.27)	(0.15)	0.16	0.20
Net unrealized appreciation/(depreciation) on total investments	(0.18)	(0.14)	0.25	(0.96)	(0.35)
Net increase/decrease in net assets resulting from operations	(0.29)	0.14	0.76	(0.14)	0.40
Distributions declared (2)	0.64	0.64	0.76	0.80	0.80
Issuance of common stock (3)	(0.01)	(0.01)	0.01	0.13	0.19
Balance Sheet data at year end:
Total investment portfolio at fair value	$923,480,762	$1,064,109,090	$983,144,322	$907,362,444	$616,915,093
Cash collateral on total return swap	27,000,000	48,000,000	79,620,942	77,029,970	56,877,928
Total investments	950,480,762	1,112,109,090	1,062,765,264	984,392,414	673,793,021
Cash and cash equivalents	59,481,495	64,909,759	99,400,794	93,658,142	65,749,154
Other assets	19,669,393	10,933,985	21,565,190	19,895,635	16,523,457
Total assets	1,029,631,650	1,187,952,834	1,183,731,248	1,097,946,191	756,065,632
Total liabilities	367,551,451	447,966,265	410,618,161	423,822,093	269,545,719
Total net assets	662,080,199	739,986,569	773,113,087	674,124,098	486,519,913
Other data (unaudited):
Weighted average yield on total investments (4)	10.8%	9.9%	10.4%	11.5%	10.8%
Number of companies in investment portfolio at year end	95	115	99	89	73

(1)
The per share data was derived by using the weighted average shares outstanding during the years ended December 31, 2018, 2017, 2016, 2015, and 2014, which were 97,404,685, 96,248,024, 90,424,090, 76,648,292 and 35,425,825, respectively.

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
Except as otherwise specified, references to “we,” “us,” “our,” or the “Company,” refers to Sierra Income Corporation. “SIC Advisors” or “Adviser” refers to SIC Advisors LLC, our investment adviser. SIC Advisors is a wholly owned subsidiary of Medley LLC, which is controlled by Medley Management Inc., a publicly traded asset management firm, which in turn is controlled by Medley Group LLC, an entity wholly-owned by the senior professionals of Medley LLC. “Medley” refers, collectively, to the activities and operations of Medley Capital LLC, Medley LLC, Medley Management Inc., Medley Group LLC, SIC Advisors, associated investment funds and their respective affiliates.
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

Such forward-looking statements may include statements preceded by, followed by or that otherwise include the words “trend,” “opportunity,” “pipeline,” “believe,” “comfortable,” “expect,” “anticipate,” “current,” “intention,” “estimate,” “position,” “assume,” “potential,” “outlook,” “continue,” “remain,” “maintain,” “sustain,” “seek,” “achieve,” and similar expressions, or future or conditional verbs such as “will,” “would,” “should,” “could,” “may,” or similar expressions. The forward-looking statements contained in this quarterly report involve risks and uncertainties. Our actual results could differ materially from those implied or expressed in the forward-looking statements for any reason, including due to the factors set forth in “Risk Factors” in Item 1A of Part 1 of this annual report on Form 10-K.
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

Overview
We are an externally managed non-diversified closed-end management investment company that has elected to be treated as a BDC under the 1940 Act. We are externally managed by SIC Advisors, which is a registered investment adviser under the Advisers Act. SIC Advisors is responsible for sourcing potential investments, conducting due diligence on prospective investments, analyzing investment opportunities, structuring investments and monitoring our portfolio on an ongoing basis. In addition, we have elected, and intend to qualify annually, to be treated for U.S. federal income tax purposes, as a RIC under Subchapter M of the Code.
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

As a BDC, we are required to comply with certain regulatory requirements. For instance, we generally have to invest at least 70% of our total assets in “qualifying assets,” including securities of private or thinly traded public U.S. companies, cash, cash equivalents, U.S. government securities and high-quality debt investments that mature in one year or less. In addition, we are only allowed to borrow money such that our asset coverage, as defined in the 1940 Act, equals at least 200% (or 150% if, pursuant to recent legislation, certain requirements under the 1940 Act are met) after such borrowing, with certain limited exceptions. To obtain and maintain our RIC status, we must meet specified source-of-income and asset diversification requirements. To be eligible for RIC tax treatment under Subchapter M for U.S. federal income tax purposes, we must distribute at least 90% of our net ordinary income and realized net short-term capital gains in excess of realized net long-term capital losses, if any, for the taxable year.

Agreements and Plan of Mergers
On August 9, 2018 the Company entered into definitive agreements to acquire Medley Capital Corporation (NYSE/TASE: MCC, “MCC”) and Medley Management Inc.(NYSE: MDLY, “MDLY”). Pursuant to the Agreement and Plan of Merger, dated as of August 9, 2018, by and between MCC and Sierra (the “MCC Merger Agreement”), MCC will, on the terms and subject to the conditions set forth in the MCC Merger Agreement, merge with and into the Company, with the Company as the surviving entity (the “Combined Company”) in the merger (the “MCC Merger”). Under the MCC Merger, each share of MCC’s common stock issued and outstanding immediately prior to the MCC Merger effective time, other than shares of MCC’s common stock held by MCC, Sierra or their respective wholly owned subsidiaries, will be converted into the right to receive 0.8050 shares of the Company’s common stock.

Simultaneously, pursuant to the Agreement and Plan of Merger (the “MDLY Merger Agreement”), dated as of August 9, 2018, by and among MDLY, the Company, and Sierra Management, Inc., a newly formed Delaware corporation and a wholly owned subsidiary of the Company (“Merger Sub”), MDLY will, on the terms and subject to the conditions set forth in the MDLY Merger Agreement, merge with and into Merger Sub, with Merger Sub as the surviving company in the Merger (the “MDLY Merger” together with the MCC Merger, the “Mergers”), and MDLY’s existing asset management business will continue to operate as a wholly owned subsidiary of the Combined Company. In the MDLY Merger, each share of MDLY Class A common stock, issued and outstanding immediately prior to the MDLY Merger effective time, other than Dissenting Shares (as defined in the MDLY Merger Agreement) and shares of MDLY Class A common stock held by MDLY, the Company or their respective wholly owned subsidiaries, will be converted into the right to receive (i) 0.3836 shares of our common stock; plus (ii) cash in an amount equal to $3.44 per share. In addition, MDLY’s stockholders will have the right to receive certain dividends and/or other payments. If the Mergers are successfully consummated, our common stock will be listed on the New York Stock Exchange under the symbol “SRA” and the Tel Aviv Stock Exchange, with such listings expected to be effective as of the closing date of the Mergers. Upon completion of the Mergers, the investment portfolios of MCC and the Company would be combined, Merger Sub, as a successor to MDLY, would be a wholly owned subsidiary of the Combined Company, and the Combined Company would be internally managed by MCC Advisors LLC, its wholly controlled adviser subsidiary.

The Mergers are subject to the satisfaction or waiver of closing conditions, including, but not limited to: (a) the approval of the MCC Merger and the MDLY Merger by our stockholders by the affirmative vote of at least a majority of all our stockholders, the approval of the adoption of the MCC Merger Agreement by MCC’s stockholders, and the approval of the adoption of the MDLY Merger Agreement by MDLY’s stockholders, voting separately at their respective special meetings; (b) the receipt of an exemptive order from the SEC, an exemptive application for which has been filed by the Company, MCC and MDLY and certain of their subsidiaries;

and (c) the approval by the SBA relating to the transfer of MCC’s SBIC license. No assurance can be given that such SEC exemptive order will be issued or SBA approval will be received or that any of the other closing conditions will be satisfied or waived.

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

•
all other expenses incurred by us or SIC Advisors in connection with administering our investment portfolio, including expenses incurred by SIC Advisors in performing certain of its obligations under the Investment Advisory Agreement; and

•
the reimbursement of the compensation of our Chief Financial Officer and Chief Compliance Officer and their respective staffs, whose compensation is paid by Medley Capital LLC, to the extent that each such reimbursement amount is annually approved by our independent director committee and subject to the limitations included in our Administration Agreement.

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

Portfolio and Investment Activity
The following table shows the amortized cost and the fair value of our investment portfolio as of December 31, 2018:

	Amortized Cost	Percentage	Fair Value	Percentage
Senior secured first lien term loans	$532,302,573	52.9%	$479,593,279	51.9%
Senior secured second lien term loans	174,258,971	17.3	169,923,547	18.4
Senior secured first lien notes	37,930,308	3.8	35,495,093	3.8
Subordinated notes	77,930,062	7.7	66,187,857	7.2
Sierra Senior Loan Strategy JV I LLC	92,050,000	9.2	82,515,860	8.9
Equity/warrants	91,194,948	9.1	89,765,126	9.7
Total	$1,005,666,862	100.0%	$923,480,762	100.0%
As of December 31, 2018, our investment portfolio consisted of investments in 95 portfolio companies with a fair value of $923.5 million.
As of December 31, 2018, our income-bearing investment portfolio, which represented 89.3% of our total portfolio, had a weighted average yield based upon the cost of our portfolio investments of approximately 9.7%, and 9.3% of our income-bearing portfolio bore interest based on fixed rates, and 90.7% of our income-bearing portfolio bore interest at floating rates, such as LIBOR.
For the year ended December 31, 2018, we invested $206.6 million of principal in directly originated transactions across 78 portfolio companies and $26.1 million of principal in syndicated transactions across 16 portfolio companies. As of December 31, 2018, the investment portfolio was comprised of $917.0 million of principal in directly originated transactions across 74 portfolio companies and $103.5 million of principal in syndicated transactions across 21 portfolio companies.

The following table shows the amortized cost and the fair value of our investment portfolio as of December 31, 2017:

	Amortized Cost	Percentage	Fair Value	Percentage
Senior secured first lien term loans	$609,837,869	54.0%	$569,902,295	53.6%
Senior secured second lien term loans	251,114,921	22.2	231,837,616	21.8
Senior secured first lien notes	43,955,411	3.9	42,758,067	4.0
Subordinated notes	74,598,558	6.6	74,341,284	7.0
Sierra Senior Loan Strategy JV I LLC	79,816,250	7.1	79,515,513	7.5
Equity/warrants	70,305,798	6.2	65,754,315	6.2
Total	$1,129,628,807	100.0%	$1,064,109,090	100.0%

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
The following table shows weighted average current yield to maturity, including the yield of cash collateral on the TRS, based on fair value as of December 31, 2018 and 2017:

	December 31, 2018		December 31, 2017
	Percentage of Total Investments	Weighted Average Current Yield for Total Investments	Percentage of Total Investments	Weighted Average Current Yield for Total Investments
Senior secured first lien term loans	50.5%	10.3%	53.2%	9.4%
Senior secured first lien notes	3.7	13.3	4.0	10.2
Senior secured second lien term loans	17.8	13.3	21.7	9.2
Subordinated notes	7.0	7.2	7.0	11.2
Sierra Senior Loan Strategy JV I LLC	8.7	9.7	7.4	10.3
Equity/warrants	12.3	12.2	6.7	14.3
Total	100.0%	10.8%	100.0%	9.9%

(1)	The weighted average current yield for total investments does not represent the total return to our stockholders.

The following table shows the portfolio composition by industry classification, including the TRS underlying loans, based on fair value at December 31, 2018:

Industry Classification	Investments at Fair Value(1)	Percentage of Total Portfolio(1)	Value of TRS Underlying Loans	Percentage of TRS Underlying Loans	Total Investments at Fair Value including the value of TRS Underlying Loans	Percentage of Total Portfolio Including the value of TRS Underlying Loans
Services: Business	$156,398,957	16.9%	$10,773,821	15.0%	$167,172,778	16.8%
Multi-Sector Holdings	147,751,337	16.0	—	—	147,751,337	14.8
Healthcare & Pharmaceuticals	75,750,145	8.2	9,509,395	13.2	85,259,540	8.6
High Tech Industries	72,744,712	7.9	4,421,984	6.1	77,166,696	7.8
Banking, Finance, Insurance & Real Estate	53,079,983	5.7	3,004,364	4.2	56,084,347	5.6
Aerospace & Defense	55,177,303	6.0	—	—	55,177,303	5.5
Construction & Building	50,606,634	5.5	—	—	50,606,634	5.1
Wholesale	42,859,121	4.6	—	—	42,859,121	4.3
Hotel, Gaming & Leisure	34,305,563	3.7	—	—	34,305,563	3.4
Transportation: Cargo	25,736,261	2.8	5,338,720	7.4	31,074,981	3.1
Consumer Goods: Durable	23,617,293	2.6	7,386,965	10.3	31,004,258	3.1
Automotive	25,711,838	2.8	1,708,542	2.4	27,420,380	2.8
Capital Equipment	11,187,500	1.2	12,707,317	17.6	23,894,817	2.4
Chemicals, Plastics & Rubber	22,245,236	2.4	—	—	22,245,236	2.2
Media: Advertising, Printing & Publishing	15,298,916	1.7	5,509,302	7.6	20,808,218	2.1
Energy: Oil & Gas	14,779,343	1.6	3,030,789	4.2	17,810,132	1.8
Services: Consumer	11,801,389	1.3	4,469,702	6.2	16,271,091	1.6
Containers, Packaging & Glass	16,165,041	1.8	—	—	16,165,041	1.6
Media: Diversified & Production	14,321,399	1.6	—	—	14,321,399	1.4
Retail	8,605,149	0.9	—	—	8,605,149	0.9
Forest Products & Paper	7,690,117	0.8	—	—	7,690,117	0.8
Consumer Goods: Non-durable	7,522,988	0.8	—	—	7,522,988	0.8
Transportation: Consumer	7,402,367	0.8	—	—	7,402,367	0.7
Metals & Mining	6,925,615	0.7	—	—	6,925,615	0.7
Environmental Industries	5,164,068	0.6	—	—	5,164,068	0.5
Media: Broadcasting & Subscription	5,053,547	0.5	—	—	5,053,547	0.5
Beverage & Food	4,742,100	0.5	—	—	4,742,100	0.5
Utilities: Electric	—	—	4,165,637	5.8	4,165,637	0.4
Telecommunications	836,840	0.1	—	—	836,840	0.1
Total	$923,480,762	100.0%	$72,026,538	100.0%	$995,507,300	100.0%

(1)	Does not include TRS underlying loans

The following table shows the portfolio composition by industry classification, including the TRS underlying loans, based on fair value as of December 31, 2017:

Industry Classification	Investments at Fair Value(1)	Percentage of Total Portfolio(1)	Value of TRS Underlying Loans	Percentage of TRS Underlying Loans	Total Investments at Fair Value including the value of TRS Underlying Loans	Percentage of Total Portfolio Including the value of TRS Underlying Loans
Services: Business	$146,953,643	13.8%	$13,887,959	8.2%	$160,841,602	13.0%
Multi-Sector Holdings	153,856,797	14.4	—	—	153,856,797	12.5
Healthcare & Pharmaceuticals	91,755,106	8.6	22,303,100	13.1	114,058,206	9.2
High Tech Industries	72,406,421	6.8	12,085,880	7.1	84,492,301	6.8
Banking, Finance, Insurance & Real Estate	63,954,055	6.0	14,389,666	8.5	78,343,721	6.3
Aerospace & Defense	66,643,836	6.3	4,610,439	2.7	71,254,275	5.8
Construction & Building	53,936,884	5.1	6,004,451	3.5	59,941,335	4.9
Hotel, Gaming & Leisure	44,379,508	4.2	12,901,314	7.6	57,280,822	4.6
Wholesale	47,202,110	4.4	—	—	47,202,110	3.8
Energy: Oil & Gas	34,983,825	3.3	6,047,997	3.6	41,031,822	3.3
Transportation: Cargo	36,660,325	3.4	3,426,421	2.0	40,086,746	3.2
Media: Advertising, Printing & Publishing	24,692,940	2.3	13,516,196	8.0	38,209,136	3.1
Beverage & Food	31,625,675	3.0	1,351,347	0.8	32,977,022	2.7
Capital Equipment	14,726,702	1.4	14,771,244	8.7	29,497,946	2.4
Retail	19,931,113	1.9	6,663,368	3.9	26,594,481	2.2
Chemicals, Plastics & Rubber	21,154,595	2.0	4,962,025	2.9	26,116,620	2.1
Telecommunications	25,579,647	2.4	—	—	25,579,647	2.1
Containers, Packaging & Glass	22,128,034	2.1	—	—	22,128,034	1.8
Metals & Mining	21,202,310	2.0	—	—	21,202,310	1.7
Automotive	16,154,337	1.5	2,786,968	1.6	18,941,305	1.5
Services: Consumer	8,631,158	0.8	8,422,315	5.0	17,053,473	1.4
Media: Diversified & Production	14,471,721	1.4	945,165	0.6	15,416,886	1.2
Media: Broadcasting & Subscription	13,438,549	1.3	1,965,000	1.2	15,403,549	1.2
Consumer Goods: Non-durable	5,942,867	0.5	5,151,172	3.0	11,094,039	0.9
Consumer Goods: Durable	—	—	10,505,869	6.2	10,505,869	0.9
Transportation: Consumer	7,614,095	0.7	—	—	7,614,095	0.6
Environmental Industries	4,082,837	0.4	—	—	4,082,837	0.3
Utilities: Electric	—	—	2,975,822	1.8	2,975,822	0.2
Total	$1,064,109,090	100.0%	$169,673,718	100.0%	$1,233,782,808	100.0%

(1)	Does not include TRS underlying loans

SIC Advisors regularly assesses the risk profile of our portfolio investments and rates each of them based on the categories set forth below, which we refer to as SIC Advisors’ investment credit rating. Investment credit ratings are assigned to each of the investments in our portfolio that are directly held by the Company, but exclude any off-balance sheet interests of the Company, such as the loans underlying the TRS:

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

The following table shows the distribution of our investment portfolio, not including cash and cash equivalents, on the 1 to 5 investment credit rating scale at fair value as of December 31, 2018 and 2017:

	December 31, 2018		December 31, 2017
Investment Credit Rating	Investments at Fair Value	Percentage	Investments at Fair Value	Percentage
1	$36,018,931	3.9%	$23,078,445	2.2%
2	701,419,815	75.9	856,094,329	80.5
3	140,325,008	15.2	147,000,458	13.8
4	3,597,528	0.4	15,505,144	1.5
5	42,119,480	4.6	22,430,714	2.1
Total	$923,480,762	100.0%	$1,064,109,090	100.0%

Results of Operations
The following table shows operating results for the years ended December 31, 2018, 2017 and 2016:

	2018	2017	2016
Total investment income	$97,172,641	$107,175,537	$99,780,496
Total expenses	50,443,855	54,436,125	39,816,024
Net investment income before excise taxes	46,728,786	52,739,412	59,964,472
Excise tax expense	—	235,942	—
Net investment income	46,728,786	52,503,470	59,964,472
Net realized gain/(loss) from investments and total return swap	(57,661,458)	(26,062,342)	(13,120,398)
Net change in unrealized appreciation/(depreciation) on investments and total return swap	(17,836,419)	(13,889,140)	22,430,516
Change in provision for deferred taxes on unrealized gain on investments	291,455	(46,832)	54,205
Net increase/(decrease) in net assets resulting from operations	$(28,477,636)	$12,505,156	$69,328,795
Investment Income
Total investment income decreased $10,002,896, or 9.3%, to $97,172,641 for the year ended December 31, 2018, compared to $107,175,537 for the year ended December 31, 2017. Total investment income consisted primarily of portfolio interest, which decreased $6,328,844, or 6.4%, to $93,294,263 for the year ended December 31, 2018, compared to $99,623,107 for the year ended December 31, 2017. This decrease was primarily due to a $44 million, or 4.2%, decrease in our average investment portfolio. Fee income decreased $3,855,057, or 52.1%, to $3,548,380 for the year ended December 31, 2018, compared to $7,403,437 for the year ended December 31, 2017, primarily due to a decrease in fees associated with loan originations and loan prepayments.

Total investment income increased $7,395,041, or 7.4%, to $107,175,537 for the year ended December 31, 2017, compared to $99,780,496 for the year ended December 31, 2016. Total investment income consisted primarily of portfolio interest, which increased $8,603,934, or 9.5%, to $99,623,107 for the year ended December 31, 2017, compared to $91,019,173 for the year ended December 31,

2016. This increase was primarily due to a $115 million, or 11.3%, increase in our average investment portfolio. Fee income decreased $1,300,459, or 14.9%, to $7,403,437 for the year ended December 31, 2017, compared to $8,703,896 for the year ended December 31, 2016, primarily due to a decrease in fees associated with loan originations and loan prepayments.

Operating Expenses
The following table shows operating expenses for the years ended December 31, 2018, 2017 and 2016:

	2018	2017	2016
Base management fees	$19,011,460	$21,233,065	$19,928,802
Interest and financing expenses	21,356,282	18,258,556	14,812,427
Incentive fees	—	4,700,177	9,281,479
General and administrative expenses	5,034,100	3,985,647	4,359,647
Administrator expenses	2,699,176	3,029,745	2,847,745
Offering costs	633,317	1,409,036	2,572,234
Professional fees	1,709,520	1,819,899	2,106,819
Total expenses	$50,443,855	$54,436,125	$55,909,153
Total expenses decreased $3,992,270, or 7.3%, to $50,443,855 for the year ended December 31, 2018, as compared to $54,436,125 for the year ended December 31, 2017, primarily due to incentive fees. Total expenses decreased $1,473,028, or 2.6%, to $54,436,125 for the year ended December 31, 2017, as compared to $55,909,153 for the year ended December 31, 2016, primarily due to lower incentive fees.

Base management fees decreased $2,221,605, or 10.5%, to $19,011,460 for the year ended December 31, 2018, as compared to $21,233,065 for the year ended December 31, 2017, primarily due to an decrease in our average gross assets of $99 million, or 8.2%. Base management fees increased $1,304,263, or 6.5%, to $21,233,065 for the year ended December 31, 2017, as compared to $19,928,802 for the year ended December 31, 2016, primarily due to an increase in our average gross assets of $75 million, or 6.5%.

Interest and financing expenses increased $3,097,726, or 17.0%, to $21,356,282 for the year ended December 31, 2018, as compared to $18,258,556 for the year ended December 31, 2017, primarily due to an increase in the weighted average interest on our credit facilities of 0.8%, or a 19.0% increase. Interest and financing expenses increased $3,446,129, or 23.3%, to $18,258,556 for the year ended December 31, 2017, as compared to $14,812,427 for the year ended December 31, 2016, primarily due to an increase in the weighted average interest on our credit facilities of 0.5%, or a 13.5% increase.

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
During the years ended December 31, 2018, 2017 and 2016, we recognized net realized losses of $57,661,458, $26,062,342 and$13,120,398, respectively, on total investments.

Net Unrealized Appreciation/Depreciation on Investments
Net change in unrealized appreciation/depreciation on investments reflects the net change in the fair value of our total investments including the TRS and provision for deferred taxes. For the years ended December 31, 2018, 2017 and 2016, we had unrealized depreciation of $17,544,964, unrealized depreciation of $13,935,972 and unrealized appreciation of $22,484,721, respectively, on total investments.

Changes in Net Assets from Operations
For the year ended December 31, 2018, we recorded a net decrease in net assets resulting from operations of $28,477,636 compared to a net increase in net assets resulting from operations of $12,505,156 for the year ended December 31, 2017. Based on 97,404,685 and 96,248,024 weighted average common shares outstanding for the years ended December 31, 2018 and 2017, respectively, our per share net decrease in net assets resulting from operations was $0.29 for the year ended December 31, 2018 compared to a per share net increase in net assets from operations of $0.13 for the year ended December 31, 2017.

For the year ended December 31, 2017, we recorded a net increase in net assets resulting from operations of $12,505,156 compared to a net increase in net assets resulting from operations of $69,328,795 for the year ended December 31, 2016. Based on 96,248,024 and 90,424,090 weighted average common shares outstanding for the years ended December 31, 2017 and 2016, respectively, our per share net increase in net assets resulting from operations was $0.13 for the year ended December 31, 2017 compared to a per share net increase in net assets from operations of $0.77, for the year ended December 31, 2016.

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

As of December 31, 2018 and 2017, we had $59.5 million and $64.9 million, respectively, in cash and cash equivalents. In the future, we may generate cash from future offerings of securities, future borrowings and cash flows from operations, including interest earned from the temporary investment of cash in U.S. government securities and other high-quality debt investments that mature in one year or less. Our primary use of funds is investments in our targeted asset classes, cash distributions to our stockholders, and other general corporate purposes.

In order to satisfy the Code requirements applicable to a RIC, we intend to distribute to our stockholders substantially all of our taxable income, but we may also elect to periodically spillover certain excess undistributed taxable income from one tax year into the next tax year. In addition, as a BDC, we generally are required to meet a coverage ratio of total assets to total senior securities, which include borrowings and any preferred stock we may issue in the future, of at least 200% (or 150% if certain requirements under the 1940 Act are met). This requirement limits the amount that we may borrow.

The following table shows our net borrowings as of December 31, 2018 and 2017:

	December 31, 2018			December 31, 2017
	Total Commitment	Balance Outstanding	Unused Commitment	Total Commitment	Balance Outstanding	Unused Commitment
ING Credit Facility	$220,000,000	$115,000,000	$105,000,000	$220,000,000	$195,000,000	$25,000,000
Alpine Credit Facility	300,000,000	240,000,000	60,000,000	300,000,000	240,000,000	60,000,000
Total before deferred financing costs	520,000,000	355,000,000	165,000,000	520,000,000	435,000,000	85,000,000
Unamortized deferred financing costs	—	(3,460,986)	—	—	(5,286,927)	—
Total borrowings outstanding, net	$520,000,000	$351,539,014	$165,000,000	$520,000,000	$429,713,073	$85,000,000

On August 12, 2016, we amended our ING Credit Facility pursuant to the Revolving Credit Agreement with certain lenders party thereto from time to time and ING Capital LLC, as administrative agent. The ING Credit Facility matures on August 12, 2020 and is secured by substantially all of our assets, subject to certain exclusions as further set forth in the Security Agreement entered into in connection with the Revolving Credit Agreement, among us, the Subsidiary Guarantors party thereto, ING Capital LLC, as Administrative Agent, each Financial Agent and Designated Indebtedness Holder party thereto and ING Capital LLC, as Collateral Agent. The ING Credit Facility also includes usual and customary representations, covenants and events of default for senior secured revolving credit facilities of this nature. On February 13, 2015, commitments to the ING credit facility were expanded from $150 million to $170 million. On August 12, 2016, commitments to the ING credit facility were expanded from $170 million to $175 million. On April 20, 2017, commitments to the ING Credit Facility were expanded from $175 million to $220 million. On February 8, 2019, we amended our ING Credit Facility, among other things, to permit the transactions contemplated by the MCC Merger Agreement and the MDLY Merger Agreement.

The ING Credit Facility allows for us, at our option, to borrow money at a rate of either (i) an alternate base rate plus 1.50% per annum or (ii) LIBOR plus 2.50% per annum. The interest rate margins are subject to certain step-downs upon the satisfaction of certain conditions described in the Revolving Credit Agreement. The alternate base rate will be the greatest of (i) the U.S. Prime Rate set forth in the Wall Street Journal, (ii) the federal funds effective rate plus 1/2 of 1%, and (iii) three month LIBOR plus 1%. As of December 31, 2018 and 2017, the commitment under the ING Credit Facility was $220 million and includes an accordion feature that allows for potential future expansion of the ING Credit Facility up to a total of $500 million. Availability of loans under the ING Credit Facility is linked to the valuation of the collateral pursuant to a borrowing base mechanism.

We are also required to pay a commitment fee to the lenders based on the daily unused portion of the aggregate commitments under the ING Credit Facility. The commitment fee is (i) 1.50% if the used portion of the aggregate commitments is less than or equal to 40%, (ii) 0.75% if the used portion of the aggregate commitments is greater than 40% and less than or equal to 65% or (iii) 0.50% if the used portion of the aggregate commitments is greater than 65%. The ING Credit Facility provides that we may use the proceeds of the facility for general corporate purposes, including making investments in accordance with our investment objective and strategy. As of December 31, 2018, our borrowings under the ING Facility totaled $115,000,000 and were recorded as part of revolving credit facility payable on our Consolidated Statements of Assets and Liabilities.

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

Borrowings under the Alpine Credit Facility are subject to compliance with a NAV coverage ratio with respect to the current value of Alpine’s portfolio and various eligibility criteria must be satisfied with respect to the initial acquisition of each loan in Alpine’s portfolio. Any amounts borrowed under the Alpine Credit Facility will mature, and all accrued and unpaid interest thereunder will be due and payable, on March 29, 2022. As of December 31, 2018, Alpine’s borrowings under the Alpine Credit Facility totaled $240,000,000 and were recorded as part of revolving credit facility payable on our Consolidated Statements of Assets and Liabilities.

Contractual Obligations
The following table shows our payment obligations for repayment of debt, which total our contractual obligations at December 31, 2018:

	Payment Due By Period
	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
ING Credit Facility	$115,000,000	$—	$115,000,000	$—	$—
Alpine Credit Facility	240,000,000	—	—	240,000,000	—
Total Contractual Obligations	$355,000,000	$—	$115,000,000	$240,000,000	$—

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
Transactions in total return swap contracts during the year ended December 31, 2018 were $2,242,356 in realized gains and $1,170,036 in net change in unrealized depreciation, which is recorded on the Consolidated Statements of Operations.
Transactions in total return swap contracts during the year ended December 31, 2017 were $1,403,938 in realized losses and $8,292,462 in net change in unrealized appreciation, which is recorded on the Consolidated Statements of Operations.

Our derivative asset from Citibank, net of amounts available for offset under a master netting agreement as of December 31, 2018 was $113,252, which is recorded on the Consolidated Statements of Assets and Liabilities as a receivable due on total return swap.
The volume of the Company's derivative transactions for the years ended December 31, 2018 and 2017 were as follows:

	December 31,
	2018	2017
Average notional par amount of contracts (1)	$153,644,607	$235,946,069

(1)
Average notional amount is based on the average month end balances for the years ended December 31, 2018 and 2017, which is representative of the volume of notional contract amounts held during each year.

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

As of December 31, 2018 and 2017, Sierra JV had total capital commitments of $116 million and 100 million, respectively, with the Company providing $101.5 million and $87.5 million, respectively, and GALIC providing $14.5 and $12.5 million, respectively. Approximately, $105.2 million and $91.2 million was funded as of December 31, 2018 and 2017, relating to these commitments, of which $92.1 million and $79.8 million were from the Company, respectively. The Company does not have the right to withdraw any of their respective capital commitment, unless in connection with a transfer of its membership interests. The Company may transfer full membership interests as long as it is approved by all members and transferred in a transaction exempt from the registration requirements of the Securities Act of 1933, as amended, or applicable state securities laws.

On August 4, 2015, Sierra JV entered into a senior secured revolving credit facility the ("JV Facility") led by Credit Suisse, AG ("CS") with commitments of $100 million subject to certain leverage and borrowing base restrictions. On December 29, 2015, the JV Facility was amended and the total commitments were increased to $135 million. On March 30, 2017, the Company amended the JV Facility previously administered by CS and facilitated the assignment of all rights and obligations of CS under the JV Facility to Deutsche Bank AG, New York Branch, ("DB") and increased the total loan commitments to $240 million. On May 26, 2017 commitments to the JV facility were increased from $240 million to $250 million. On March 29, 2019 the JV Facility reinvestment period was extended to June 28, 2019. The JV Facility bears interest at a rate of LIBOR (with no minimum) plus 2.50% per annum and the stated maturity date is March 30, 2022. As of December 31, 2018 and 2017, there were $204.9 million and $180.0 million outstanding under the JV Facility, respectively.

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

Record Date	Payment Date	Amount per share
January 13 and 31, 2017	January 31, 2017	$0.02667
February 15 and 28, 2017	February 28, 2017	0.02667
March 15 and 31, 2017	March 31, 2017	0.02667
April 14 and 28, 2017	April 28, 2017	0.02667
May 15 and 31, 2017	May 31, 2017	0.02667
June 15 and 30, 2017	June 30, 2017	0.02667
July 14 and 31, 2017	July 31, 2017	0.02667
August 15 and 31, 2017	August 31, 2017	0.02667
September 15 and 29, 2017	September 29, 2017	0.02667
October 13 and 31, 2017	October 31, 2017	0.02667
November 15 and 30, 2017	November 30, 2017	0.02667
December 15 and 29, 2017	December 29, 2017	0.02667
January 15 and 31, 2018	January 31, 2018	0.02667
February 15 and 28, 2018	February 28, 2018	0.02667
March 15 and 30, 2018	March 30, 2018	0.02667
April 13 and 30, 2018	April 30, 2018	0.02667
May 15 and 31, 2018	May 31, 2018	0.02667
June 15 and 29, 2018	June 29, 2018	0.02667
July 13 and 31, 2018	July 31, 2018	0.02667
August 15 and 31, 2018	August 31, 2018	0.02667
September 14 and 28, 2018	September 28, 2018	0.02667
October 15 and 31, 2018	October 31, 2018	0.02667
November 15 and 30, 2018	November 30, 2018	0.02667
December 14 and 31, 2018	December 31, 2018	0.02667
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

The dealer manager agreement that we entered into with SC Distributors, LLC in connection with our offering was terminated pursuant to its terms in connection with the termination of our offering, effective as of July 31, 2018.

On August 9, 2018, the Company entered into the MCC Merger Agreement pursuant to which MCC will, on the terms and subject to the conditions set forth in the MCC Merger Agreement, merge with and into the Company, with the Company as the surviving company in the MCC Merger Agreement. Under the MCC Merger, each share of MCC’s common stock issued and outstanding immediately prior to the MCC Merger effective time, other than shares of MCC common stock held by MCC, the Company or their respective wholly owned subsidiaries, will be converted into the right to receive 0.8050 shares of the Company’s common stock. In addition, on August 9, 2018, the Company entered into the MDLY Merger Agreement, pursuant to which MDLY will on the terms and subject to the conditions set forth in the MDLY Merger Agreement, merge with and into Merger Sub, with Merger Sub as the surviving company in the MDLY Merger Agreement. In the MDLY Merger, each share of MDLY Class A common stock, issued and outstanding immediately prior to the MDLY Merger effective time, other than Dissenting Shares (as defined in the MDLY Merger Agreement) and shares of MDLY Class A common stock held by MDLY, the Company or their respective wholly owned subsidiaries, will be converted into the right to receive (i) 0.3836 shares of the Company’s common stock; plus (ii) cash in an amount equal to $3.44 per share. In addition, MDLY’s stockholders will have the right to receive certain dividends and/or other payments. The Mergers will occur simultaneously and, as a result of the foregoing, the investment management function relating to the operation of the Company, as the surviving company in the Mergers, will be internalized.

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

We have entered into a license agreement with SIC Advisors under which SIC Advisors has agreed to grant us a non-exclusive, royalty-free license to use the name “Sierra” for specified purposes in our business. Under the license agreement, we will have a right to use the “Sierra” name, subject to certain conditions, for so long as SIC Advisors or one of its affiliates remains our investment adviser. Other than with respect to this limited license, we will have no legal right to the “Sierra” name.

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

Under the terms of the Investment Advisory Agreement, SIC Advisors bears all organizational and offering expenses on our behalf. Since June 2, 2014, the date that we raised $300 million in gross proceeds in connection with the sale of shares of our common stock, SIC Advisors was no longer obligated to bear, pay or otherwise be responsible for any ongoing organizational and offering expenses on our behalf, and we have been responsible for paying or otherwise incurring all such organizational and offering expenses. Pursuant to the terms of the Investment Advisory Agreement, we have agreed to reimburse SIC Advisors for any such organizational and offering expenses incurred by SIC Advisors not to exceed 1.25% of the gross subscriptions raised by us over the course of the offering period, which was initially scheduled to terminate two years from the initial offering date, unless extended.On July 2, 2018, the Company’s board of directors determined to terminate the Company’s offering effective as of July 31, 2018.
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

Critical Accounting Policies
This discussion of our expected operating plans is based upon our expected consolidated financial statements, which will be prepared in accordance with U.S. generally accepted accounting principles ("GAAP"). The preparation of these consolidated financial statements will require our management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Changes in the economic environment, financial markets and any other parameters used in determining such estimates could cause actual results to differ. In addition to the discussion below, we will describe our critical accounting policies in the notes to our future consolidated financial statements.

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

Organizational and Offering Expenses
We have been responsible for all ongoing organizational and offering expenses since June 2, 2014 until the termination of the Company's offering effective as of July 31, 2018.

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

Recent Developments
On January 25, 2019, our board of directors declared a series of monthly distributions for January, February and March 2019 in the amount of $0.05334 per share. Stockholders of record as of each respective monthly record date will be entitled to receive the distribution. Below are the details for each respective distribution:

Record Date	Payment Date	Amount per share
January 25, 2019	January 31, 2019	$0.05334
February 11, 2019	February 28, 2019	0.05334
March 11, 2019	March 29, 2019	0.05334

Item 7A: Quantitative and Qualitative Disclosures About Market Risk

We are subject to financial market risks, including changes in interest rates. As of December 31, 2018, 90.7% of our portfolio investments (based on fair value) paid variable interest rates while 9.3% paid fixed interest rates, and 10.7% were non-income producing investments while 89.3% were income producing investments. A rise in the general level of interest rates can be expected to lead to higher interest rates applicable to any variable rate investments we hold and to declines in the value of any fixed rate investments we hold. In addition, a rise in interest rates may increase the likelihood that a portfolio company defaults on a loan. However, many of our variable rate investments provide for an interest rate floor, which may prevent our interest income from increasing until benchmark interest rates increase beyond a threshold amount. To the extent that a substantial portion of our investments may be in variable rate investments, an increase in interest rates beyond this threshold would make it easier for us to meet or exceed the hurdle rate applicable to the subordinated incentive fee on income under the Investment Advisory Agreement we have entered into with SIC Advisors, and may result in a substantial increase in our net investment income and to the amount of incentive fees payable to SIC Advisors with respect to our increased pre-incentive fee net investment income.

Under the terms of the TRS between Arbor and Citibank, Arbor will pay fees to Citibank at a floating rate based on LIBOR in exchange for the right to receive the economic benefit of a portfolio of assets having a maximum notional amount of $180 million as of December 31, 2018. Our interest expense will also be affected by changes in the published LIBOR rate in connection with our Credit Facilities. We expect any future credit facilities, total return swap agreements or other financing arrangements that we or any of our subsidiaries may enter into will also be based on a floating interest rate. As a result, we are subject to risks relating to changes in market interest rates. In periods of rising interest rates, when we or our subsidiaries have debt outstanding or financing arrangements in effect, our cost of funds would increase, which could reduce our net investment income, especially to the extent we hold fixed rate investments.

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

Based on our Consolidated Statement of Assets and Liabilities as of December 31, 2018, the following table shows the approximate annual impact on the change in net assets resulting from operations of hypothetical base rate changes in interest rates, assuming no changes in our investment portfolio and capital structure:

	Change in
Basis point increase/(decrease)	Interest Income (1)	Interest Expense	Net Interest Income
300	$21,944,976	$10,650,000	$11,294,976
200	14,629,984	7,100,000	7,529,984
100	7,314,992	3,550,000	3,764,992
(100)	(7,314,992)	(3,550,000)	(3,764,992)
(200)	(12,013,221)	(7,100,000)	(4,913,221)
(300)	(12,025,953)	(8,884,550)	(3,141,403)

(1)	Assumes no defaults or prepayments by portfolio companies over the next twelve months.
We expect that our long-term investments will be financed primarily with equity and debt. If deemed prudent, we may use interest rate risk management techniques in an effort to minimize our exposure to interest rate fluctuations. These techniques may include various interest rate hedging activities to the extent permitted by the 1940 Act. Adverse developments resulting from changes in interest rates or hedging transactions could have a material adverse effect on our business, financial condition and results of operations. During the years ended December 31, 2018, 2017 and 2016, we did not engage in interest rate hedging activities.
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

Item 8. Consolidated Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of Sierra Income Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of assets and liabilities of Sierra Income Corporation (the Company), including the consolidated schedules of investments, as of December 31, 2018 and 2017, the related consolidated statements of operations, changes in net assets and cash flows for each of the three years in the period ended December 31, 2018, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2018 and 2017, and the results of its operations, changes in its net assets, and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.

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

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our procedures included confirmation of investments owned as of December 31, 2018 and 2017, by correspondence with the custodian, directly with counterparties and management of the portfolio companies, debt agents and brokers or by other appropriate auditing procedures where replies were not received, as applicable. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst and Young LLP

We have served as the Company’s auditor since 2011.

New York, New York
April 1, 2019

Sierra Income Corporation
Consolidated Statements of Assets and Liabilities

	As of
	December 31, 2018	December 31, 2017
ASSETS
Investments at fair value
Non-controlled/non-affiliated investments (amortized cost of $819,032,531 and $975,968,734, respectively)	$758,474,260	$917,820,822
Controlled/affiliated investments (amortized cost of $186,634,331 and $153,660,073, respectively)	165,006,502	146,288,268
Investments at fair value	923,480,762	1,064,109,090
Cash and cash equivalents	59,481,495	64,909,759
Cash collateral on total return swap (Note 5)	27,000,000	48,000,000
Interest receivable from non-controlled/non-affiliated investments	9,154,364	9,039,243
Deferred transaction costs	7,052,691	—
Unsettled trades receivable	2,339,547	339,573
Prepaid expenses and other assets	627,418	219,096
Interest receivable from controlled/affiliated investments	382,121	638,458
Receivable due on total return swap (Note 5)	113,252	462,555
Receivable for Company shares sold	—	235,060
Total assets	$1,029,631,650	$1,187,952,834

LIABILITIES
Revolving credit facilities payable (net of deferred financing costs of $3,460,986 and $5,286,927, respectively) (Note 6)	$351,539,014	$429,713,073
Unrealized depreciation on total return swap (Note 5)	6,524,904	5,354,868
Base management fees payable (Note 7)	4,491,234	5,196,997
Accounts payable and accrued expenses	2,073,169	1,755,968
Interest payable	1,834,739	1,822,523
Administrator fees payable	689,711	695,777
Transaction costs payable	398,680	—
Incentive fees payable (Note 7)	—	2,827,372
Unsettled trades payable	—	308,233
Deferred tax liability	—	291,454
Total liabilities	$367,551,451	$447,966,265

Commitments (Note 11)

NET ASSETS
Common shares, par value $0.001 per share, 250,000,000 common shares authorized, 98,502,907 and 96,620,231 common shares outstanding, respectively	$98,503	$96,620
Capital in excess of par value	858,699,757	843,592,066
Total distributable earnings/(loss)	(196,718,061)	(103,702,117)
Total net assets	662,080,199	739,986,569
Total liabilities and net assets	$1,029,631,650	$1,187,952,834
NET ASSET VALUE PER COMMON SHARE	$6.72	$7.66
See accompanying notes to the consolidated financial statements.

Sierra Income Corporation
Consolidated Statements of Operations

	For the years ended December 31,
	2018	2017	2016
INVESTMENT INCOME
Interest and dividends from investments
Non-controlled/non-affiliated investments
Cash	$78,408,358	$84,190,229	$82,231,788
Payment-in-kind	2,173,330	4,040,822	2,718,606
Controlled/affiliated investments:
Cash	10,610,174	9,688,137	5,557,250
Payment-in-kind	2,102,401	1,703,919	511,529
Total interest and dividend income	93,294,263	99,623,107	91,019,173
Fee income (Note 12)	3,548,380	7,403,437	8,703,896
Interest from cash and cash equivalents	329,998	148,993	57,427
Total investment income	97,172,641	107,175,537	99,780,496
EXPENSES
Base management fees (Note 7)	19,011,460	21,233,065	19,928,802
Interest and financing expenses	21,356,282	18,258,556	14,812,427
Incentive fees (Note 7)	—	4,700,177	9,281,479
General and administrative expenses	5,034,100	3,985,647	4,359,647
Administrator expenses (Note 7)	2,699,176	3,029,745	2,847,745
Offering costs	633,317	1,409,036	2,572,234
Professional fees	1,709,520	1,819,899	2,106,819
Total expenses	50,443,855	54,436,125	55,909,153
Expense support reimbursement (Note 7)	—	—	(16,093,129)
Total expenses, net of expense support reimbursement	50,443,855	54,436,125	39,816,024
Net investment income before excise taxes	46,728,786	52,739,412	59,964,472
Excise tax expense	—	235,942	—
NET INVESTMENT INCOME	46,728,786	52,503,470	59,964,472
REALIZED AND UNREALIZED GAIN/(LOSS) ON INVESTMENTS
Net realized gain/(loss) from non-controlled/non-affiliated investments	(59,912,008)	(24,658,404)	(19,932,571)
Net realized gain/(loss) from controlled/affiliated investments	8,194	—	—
Net realized gain/(loss) on total return swap (Note 5)	2,242,356	(1,403,938)	6,812,173
Net change in unrealized appreciation/(depreciation) on non-controlled/non-affiliated investments	(2,410,359)	(21,922,197)	15,914,160
Net change in unrealized appreciation/(depreciation) on controlled/affiliated investments	(14,256,024)	(259,405)	(7,202,133)
Net change in unrealized appreciation/(depreciation) on total return swap (Note 5)	(1,170,036)	8,292,462	13,718,489
Change in provision for deferred taxes on unrealized appreciation/(depreciation) on investments	291,455	(46,832)	54,205
Net realized and unrealized gain/(loss) on investments	(75,206,422)	(39,998,314)	9,364,323
NET INCREASE/(DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS	$(28,477,636)	$12,505,156	$69,328,795
WEIGHTED AVERAGE - BASIC AND DILUTED EARNINGS PER COMMON SHARE	$(0.29)	$0.13	$0.77
WEIGHTED AVERAGE - BASIC AND DILUTED NET INVESTMENT INCOME PER COMMON SHARE	$0.48	$0.55	$0.66
WEIGHTED AVERAGE COMMON STOCK OUTSTANDING - BASIC AND DILUTED (Note 10)	97,404,685	96,248,024	90,424,090
See accompanying notes to the consolidated financial statements.

Sierra Income Corporation
Consolidated Statements of Changes in Net Assets

	For the years ended December 31,
	2018	2017	2016
INCREASE/(DECREASE) FROM OPERATIONS
Net investment income	$46,728,786	$52,503,470	$59,964,472
Net realized gain/(loss) on investments	(59,903,814)	(24,658,404)	(19,932,571)
Net realized gain/(loss) on total return swap (Note 5)	2,242,356	(1,403,938)	6,812,173
Net change in unrealized appreciation/(depreciation) on investments	(16,666,383)	(22,181,602)	8,712,027
Net change in unrealized appreciation/(depreciation) on total return swap (Note 5)	(1,170,036)	8,292,462	13,718,489
Change in provision for deferred taxes on unrealized appreciation/(depreciation) on investments	291,455	(46,832)	54,205
Net increase/(decrease) in net assets resulting from operations	(28,477,636)	12,505,156	69,328,795
SHAREHOLDER DISTRIBUTIONS
Distributions from earnings (Note 2)	(62,256,547)	(61,549,954)	(68,596,940)
Net decrease in net assets from shareholder distributions	(62,256,547)	(61,549,954)	(68,596,940)
COMMON SHARE TRANSACTIONS
Issuance of common shares, net of underwriting costs	2,482,448	17,625,562	97,948,176
Issuance of common shares pursuant to distribution reinvestment plan	25,859,309	27,821,118	32,478,892
Repurchase of common shares	(15,513,944)	(29,528,400)	(32,169,935)
Net increase in net assets resulting from common share transactions	12,827,813	15,918,280	98,257,133
Total increase/(decrease) in net assets	(77,906,370)	(33,126,518)	98,988,988
Net assets at beginning of period	739,986,569	773,113,087	674,124,099
Net assets at end of period	$662,080,199	$739,986,569	$773,113,087
Net asset value per common share	$6.72	$7.66	$8.17
Common shares outstanding, beginning of period	96,620,231	94,666,418	82,623,649
Issuance of common shares	324,169	2,171,515	11,996,965
Issuance of common shares pursuant to distribution reinvestment plan	3,607,329	3,454,065	3,991,569
Repurchase of common shares	(2,048,822)	(3,671,767)	(3,945,765)
Common shares outstanding, end of period	98,502,907	96,620,231	94,666,418
DISTRIBUTIONS DECLARED PER COMMON SHARE	$0.64	$0.64	$0.76

See accompanying notes to the consolidated financial statements.

Sierra Income Corporation
Consolidated Statements of Cash Flows

	For the years ended December 31,
	2018	2017	2016
Cash flows from operating activities
NET INCREASE/(DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS:	$(28,477,636)	$12,505,156	$69,328,795
ADJUSTMENT TO RECONCILE NET INCREASE/(DECREASE) IN NET ASSETS FROM OPERATIONS TO NET CASH USED IN OPERATING ACTIVITIES:
Payment-in-kind interest income	(4,275,731)	(5,744,741)	(3,230,135)
Net amortization of premium on investments	(1,755,437)	(1,432,253)	(879,328)
Amortization of deferred financing costs	1,900,940	1,581,107	1,318,653
Net realized (gain)/loss on investments	59,903,814	24,658,404	19,932,571
Net change in unrealized (appreciation)/depreciation on investments	16,666,383	22,181,602	(8,712,027)
Net change in unrealized (appreciation)/depreciation on total return swap (Note 5)	1,170,036	(8,292,462)	(13,718,489)
Purchases and originations	(232,654,876)	(499,006,970)	(330,626,275)
Proceeds from sale of investments and principal repayments	302,744,176	378,379,190	247,733,316
(Increase)/decrease in operating assets:
Unsettled trades receivable	(1,999,974)	29,246	(97,883)
Due from affiliate (Note 7)	—	7,892,273	(577,406)
Interest receivable from non-controlled/non-affiliated investments	(115,121)	1,212,316	(2,896,731)
Interest receivable from controlled/affiliated investments	256,337	389,863	(927,071)
Receivable for Company shares sold	235,060	298,063	(533,123)
Receivable due on total return swap (Note 5)	349,303	826,608	204,090
Deferred transaction costs	(7,052,691)	—	—
Prepaid expenses and other assets	(408,322)	(17,164)	(80,834)
Increase/(decrease) in operating liabilities:
Unsettled trades payable	(308,233)	(158,494)	466,727
Management fee payable ( Note 7)	(705,763)	58,890	452,011
Transaction costs payable	398,680	—	—
Accounts payable and accrued expenses	317,201	(83,529)	(341,652)
Incentive fees payable (Note 7)	(2,827,372)	1,421,953	(389,849)
Administrator fees payable	(6,066)	(154,901)	332,748
Interest payable	12,216	591,993	(50,941)
Deferred tax liability	(291,455)	46,832	(54,205)
Due to affiliate (Note 7)	—	(135,784)	(559,749)
NET CASH PROVIDED BY/(USED IN) OPERATING ACTIVITIES	103,075,469	(62,952,802)	(23,906,787)
Cash flows from financing activities:
Borrowings under revolving credit facility	48,000,000	275,000,000	130,000,000
Repayments of revolving credit facility	(128,000,000)	(230,000,000)	(125,000,000)
Proceeds from issuance of common shares, net of underwriting costs	2,482,448	17,625,562	97,948,176
Payment of cash distributions	(36,397,238)	(33,728,836)	(36,118,048)
Financing costs paid	(74,999)	(2,527,501)	(2,419,782)
Repurchase of common shares	(15,513,944)	(29,528,400)	(32,169,935)
NET CASH PROVIDED BY/(USED IN) FINANCING ACTIVITIES	(129,503,733)	(3,159,175)	32,240,411
TOTAL INCREASE/(DECREASE) IN CASH	(26,428,264)	(66,111,977)	8,333,624
CASH, CASH EQUIVALENTS AND CASH COLLATERAL ON TOTAL RETURN SWAP AT BEGINNING OF PERIOD	112,909,759	179,021,736	170,688,112
CASH, CASH EQUIVALENTS AND CASH COLLATERAL ON TOTAL RETURN SWAP AT END OF PERIOD(1)	$86,481,495	$112,909,759	$179,021,736
Supplemental Information:
Cash paid during the year for interest	$19,443,126	$16,085,456	$13,544,716
Supplemental non-cash information:
Non-cash purchase of investments	$29,221,172	$30,490,222	$32,805,477
Non-cash sale of investments	29,221,172	30,490,222	32,805,477
Payment-in-kind interest income	4,275,731	5,499,977	3,230,135
Amortization of deferred financing costs	1,900,940	1,581,107	1,318,653
Net amortization of premium on investments	1,755,439	1,432,253	879,328
Issuance of common shares in connection with distribution reinvestment plan	$25,859,309	$27,821,118	$32,478,892

(1)
Includes cash and cash equivalents of $59,481,495, $64,909,759 and $99,400,794 and cash collateral on total return swap of $27,000,000, $48,000,000 and $79,620,942 as of December 31, 2018, 2017 and 2016, respectively.

See accompanying notes to the consolidated financial statements.

Sierra Income Corporation
Consolidated Schedule of Investments
As of December 31, 2018

Company(1)(2)	Industry	Type of Investment	Maturity	Par Amount	Cost	Fair Value	% of Net Assets(3)
Non-controlled/non-affiliated investments – 114.6%							$662,080,199
AAAHI Acquisition Corporation	Transportation: Consumer	Senior Secured First Lien Term Loan LIBOR + 6.250%, 1.000% Floor (4)(5)	12/10/2023	$7,402,367	$7,402,367	$7,402,367	1.1%
				7,402,367	7,402,367	7,402,367
Alpine SG, LLC	High Tech Industries	Senior Secured First Lien Term Loan LIBOR + 6.000%, 1.000% Floor (4)(5)	11/16/2022	6,617,630	6,617,630	6,617,630	1.0%
		Senior Secured First Lien Term Loan LIBOR + 6.000%, 1.000% Floor (4)(5)(12)	11/16/2022	13,398,750	13,398,750	13,398,750	2.0%
				20,016,380	20,016,380	20,016,380
American Dental Partners, Inc.	Healthcare & Pharmaceuticals	Senior Secured Second Lien Term Loan LIBOR + 8.500%, 1.000% Floor (4)(5)	9/25/2023	4,893,750	4,893,750	4,790,492	0.7%
				4,893,750	4,893,750	4,790,492
Amerijet Holdings, Inc.	Transportation: Cargo	Senior Secured First Lien Term Loan LIBOR + 8.000%, 1.000% Floor (5)(6)	7/15/2021	11,514,705	11,514,705	11,514,705	1.7%
				11,514,705	11,514,705	11,514,705
AMMC CLO 22, Limited Series 2018-22A	Multi-Sector Holdings	Subordinated Notes 11.435% effective yield (7)(8)(9)	4/25/2031	7,222,000	6,089,733	5,927,818	0.9%
				7,222,000	6,089,733	5,927,818
Answers Finance, LLC	High Tech Industries	Common Stock - 389,533 shares (10)		—	5,426,955	1,188,076	0.2%
				—	5,426,955	1,188,076
Apidos CLO XXIV, Series 2016-24A	Multi-Sector Holdings	Subordinated Notes 10.169% effective yield (5)(7)(8)(9)	7/20/2027	18,357,647	12,332,974	11,146,763	1.7%
				18,357,647	12,332,974	11,146,763
Aviation Technical Services, Inc.	Aerospace & Defense	Senior Secured Second Lien Term Loan LIBOR + 8.500%, 1.000% Floor (4)(5)(11)	3/31/2022	25,000,000	25,000,000	25,000,000	3.8%
				25,000,000	25,000,000	25,000,000
Barry's Bootcamp Holdings, LLC	Services: Consumer	Senior Secured First Lien Term Loan LIBOR + 6.000%, 1.000% Floor (4)(5)(12)	7/14/2022	8,571,429	8,571,429	8,488,429	1.3%
		Senior Secured First Lien Term Loan LIBOR + 6.000%, 1.000% Floor (4)(5)(12)	7/14/2022	3,360,000	3,360,000	3,312,960	0.5%
				11,931,429	11,931,429	11,801,389
Black Angus Steakhouses, LLC	Hotel, Gaming & Leisure	Senior Secured First Lien Term Loan LIBOR + 9.000%, 1.000% Floor (4)(5)(11)(12)	4/24/2020	18,722,098	18,722,098	18,353,183	2.8%
				18,722,098	18,722,098	18,353,183
BRG Sports, Inc.	Consumer Goods: Durable	Senior Secured First Lien Term Loan LIBOR + 6.500%, 1.000% Floor (5)(6)	6/15/2023	6,711,250	6,711,250	6,617,293	1.0%
				6,711,250	6,711,250	6,617,293
Brook & Whittle Holding Corp.	Containers, Packaging & Glass	Senior Secured First Lien Term Loan LIBOR + 5.250%, 1.000% Floor (4)(5)	10/17/2024	3,719,582	3,719,582	3,719,582	0.6%
				3,719,582	3,719,582	3,719,582
Central States Dermatology Services, LLC	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loan LIBOR + 6.500%, 1.000% Floor (5)(6)(12)	4/20/2022	3,090,991	3,090,991	3,045,360	0.5%
				3,090,991	3,090,991	3,045,360
Covenant Surgical Partners, Inc.	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loan LIBOR + 4.500%(4)(5)	10/4/2024	6,935,170	6,920,608	6,865,818	1.0%
				6,935,170	6,920,608	6,865,818
CPI International, Inc.	Aerospace & Defense	Senior Secured Second Lien Term Loan LIBOR + 7.250%, 1.000% Floor (5)(6)	7/28/2025	9,900,752	9,871,970	9,776,992	1.5%
				9,900,752	9,871,970	9,776,992

Company(1)(2)	Industry	Type of Investment	Maturity	Par Amount	Cost	Fair Value	% of Net Assets(3)
DataOnline Corp.	High Tech Industries	Senior Secured First Lien Term Loan LIBOR + 5.750%, 1.000% Floor (4)(5)(12)	7/31/2025	9,975,000	9,975,000	9,975,000	1.5%
				9,975,000	9,975,000	9,975,000
Drew Marine Partners, LP	Transportation: Cargo	Senior Secured Second Lien Term Loan LIBOR + 7.000%, 1.000% Floor (6)	5/19/2021	10,000,000	10,035,660	9,862,000	1.5%
				10,000,000	10,035,660	9,862,000
Dryden 38 Senior Loan Fund, Series 2015-38A	Multi-Sector Holdings	Subordinated Notes 12.456% effective yield (7)(8)(9)	7/15/2027	7,000,000	4,877,323	4,890,900	0.7%
				7,000,000	4,877,323	4,890,900
Dryden 43 Senior Loan Fund, Series 2016-43A	Multi-Sector Holdings	Subordinated Notes 4.966% effective yield (5)(7)(8)(9)	7/20/2029	3,620,000	2,902,869	2,330,918	0.4%
				3,620,000	2,902,869	2,330,918
Dryden 49 Senior Loan Fund, Series 2017-49A	Multi-Sector Holdings	Subordinated Notes 6.812% effective yield (5)(8)(9)	7/18/2030	17,233,288	14,799,896	12,414,861	1.9%
				17,233,288	14,799,896	12,414,861
Dynamic Energy Services International LLC	Energy: Oil & Gas	Senior Secured First Lien Term Loan 12.000% (5)(12)	6/30/2019	246,677	246,677	246,677	0.0%
		Senior Secured First Lien Term Loan 8.500% PIK + LIBOR (4)(5)(13)	5/6/2019	11,474,068	9,828,831	1,304,602	0.2%
				11,720,745	10,075,508	1,551,279
Elite Comfort Solutions LLC	Chemicals, Plastics & Rubber	Senior Secured First Lien Term Loan LIBOR + 6.500%, 1.000% Floor (6)(12)	1/15/2021	8,019,802	8,019,802	8,019,802	1.2%
				8,019,802	8,019,802	8,019,802
First Boston Construction Holdings, LLC	Banking, Finance, Insurance & Real Estate	Senior secured first lien notes 12.000% (5)	2/23/2023	9,965,000	9,965,000	9,910,193	1.5%
		Preferred Equity - 2,491,250 units (5)(10)		—	2,491,250	2,491,250	0.4%
				9,965,000	12,456,250	12,401,443
FKI Security Group, LLC	Capital Equipment	Senior Secured First Lien Term Loan LIBOR + 8.500%, 1.000% Floor (5)(6)	3/30/2020	11,187,500	11,187,500	11,187,500	1.7%
				11,187,500	11,187,500	11,187,500
Friedrich Holdings, Inc.	Construction & Building	Senior Secured First Lien Term Loan LIBOR + 6.000%, 1.000% Floor (5)(6)	2/7/2023	14,853,555	14,853,555	14,853,555	2.2%
				14,853,555	14,853,555	14,853,555
Fusion Telecommunications International Inc.	Telecommunications	Senior Secured First Lien Term Loan LIBOR + 7.500%, 1.000% Floor (4)	5/4/2023	894,729	862,917	836,840	0.1%
				894,729	862,917	836,840
GK Holdings, Inc.	Services: Business	Senior Secured Second Lien Term Loan LIBOR + 10.250%, 1.000% Floor (4)	1/20/2022	10,000,000	10,000,000	8,763,000	1.3%
				10,000,000	10,000,000	8,763,000
Golden West Packaging Group LLC	Forest Products & Paper	Senior Secured First Lien Term Loan LIBOR + 5.250%, 1.000% Floor (5)(6)	6/20/2023	2,503,182	2,503,182	2,503,182	0.4%
				2,503,182	2,503,182	2,503,182
Heligear Acquisition Co.	Aerospace & Defense	Senior secured first lien notes 10.250% (5)(7)	10/15/2019	15,000,000	15,000,000	14,451,000	2.2%
				15,000,000	15,000,000	14,451,000
High Ridge Brands Co.	Consumer Goods: Non-Durable	Senior secured first lien notes 8.875% (5)(7)(13)	3/15/2025	2,000,000	2,000,000	876,600	0.1%
				2,000,000	2,000,000	876,600
Holland Acquisition Corp.	Energy: Oil & Gas	Senior Secured First Lien Term Loan LIBOR + 9.000%, 1.000% Floor (4)	5/29/2020	4,400,696	4,380,988	3,134,616	0.5%
				4,400,696	4,380,988	3,134,616
Hylan Datacom & Electrical LLC	Construction & Building	Senior Secured First Lien Term Loan LIBOR + 7.500%, 1.000% Floor (5)(6)	7/25/2021	14,316,715	14,316,715	14,183,570	2.1%
				14,316,715	14,316,715	14,183,570

Company(1)(2)	Industry	Type of Investment	Maturity	Par Amount	Cost	Fair Value	% of Net Assets(3)
IHS Intermediate, Inc.	Services: Business	Senior Secured Second Lien Term Loan LIBOR + 8.250%, 1.000% Floor (4)	7/20/2022	25,000,000	25,000,000	24,815,000	3.7%
				25,000,000	25,000,000	24,815,000
Impact Group, LLC	Services: Business	Senior Secured First Lien Term Loan LIBOR + 6.500%, 1.000% Floor (4)(5)	6/27/2023	6,158,312	6,158,312	6,158,312	0.9%
				6,158,312	6,158,312	6,158,312
Interflex Acquisition Company, LLC	Containers, Packaging & Glass	Senior Secured First Lien Term Loan LIBOR + 9.000%, 1.000% Floor (5)(6)	8/18/2022	13,412,500	13,412,500	12,445,459	1.9%
				13,412,500	13,412,500	12,445,459
Invision Diversified, LLC	Services: Business	Senior Secured First Lien Term Loan LIBOR + 8.000%, 1.000% Floor (5)(6)(11)	6/30/2020	22,631,334	22,631,334	22,631,334	3.4%
				22,631,334	22,631,334	22,631,334
Isagenix International, LLC	Wholesale	Senior Secured First Lien Term Loan LIBOR + 5.750%, 1.000% Floor (4)(5)	6/16/2025	1,950,000	1,940,090	1,925,430	0.3%
				1,950,000	1,940,090	1,925,430
Isola USA Corp.	High Tech Industries	Senior Secured Second Lien Term Loan LIBOR + 9.500%, 1.000% Floor, PIK (4)(12)	1/2/2023	9,541,669	6,639,511	6,699,206	1.0%
		Common Units - 10,283,782 units(8)(10)		—	—	—	0.0%
				9,541,669	6,639,511	6,699,206
JFL-WCS Partners, LLC	Environmental Industries	Preferred Units - 618,876 6.000%, PIK (5)(8)		—	618,876	618,876	0.1%
		Common Units - 68,764 units (5)(8)(10)		—	68,764	363,762	0.1%
				—	687,640	982,638
Keystone Acquisition Corp.	Healthcare & Pharmaceuticals	Senior Secured Second Lien Term Loan LIBOR + 9.250%, 1.000% Floor (4)(5)(14)	5/1/2025	7,000,000	6,887,491	6,934,900	1.0%
				7,000,000	6,887,491	6,934,900
L&S Plumbing Partnership, Ltd.	Construction & Building	Senior Secured First Lien Term Loan LIBOR + 8.500%, 1.000% Floor (5)(6)	2/15/2022	10,615,319	10,615,319	10,683,257	1.6%
				10,615,319	10,615,319	10,683,257
Livingston International Inc.	Transportation: Cargo	Senior Secured Second Lien Term Loan LIBOR + 8.250%, 1.250% Floor (4)(8)	4/17/2020	4,613,287	4,528,653	4,359,556	0.7%
				4,613,287	4,528,653	4,359,556
Magnetite XIX, Limited	Multi-Sector Holdings	Subordinated Notes LIBOR + 7.610% (4)(7)(8)(9)	7/17/2030	2,000,000	1,875,000	1,797,800	0.3%
		Subordinated Notes 4.790% effective yield (5)(7)(8)(9)	7/17/2030	13,730,209	11,634,266	9,863,782	1.5%
				15,730,209	13,509,266	11,661,582
Manna Pro Products, LLC	Consumer Goods: Non-durable	Senior Secured First Lien Term Loan LIBOR + 6.000%, 1.000% Floor (5)(6)(12)	12/8/2023	4,633,333	4,633,333	4,513,837	0.7%
				4,633,333	4,633,333	4,513,837
Nathan's Famous, Inc.	Beverage & Food	Senior secured first lien notes 6.625% (5)(7)(8)(15)	11/1/2025	4,950,000	4,965,308	4,742,100	0.7%
				4,950,000	4,965,308	4,742,100
New Media Holdings II LLC	Media: Advertising, Printing & Publishing	Senior Secured First Lien Term Loan LIBOR + 6.250%, 1.000% Floor (5)(6)	7/14/2022	7,447,624	7,439,698	7,410,386	1.1%
				7,447,624	7,439,698	7,410,386
Nine West Holdings, Inc.	Consumer Goods: Non-durable	Senior Secured First Lien Term Loan 8.250%	10/8/2019	2,212,649	2,134,223	2,132,551	0.3%
				2,212,649	2,134,223	2,132,551
Novetta Solutions, LLC	High Tech Industries	Senior Secured Second Lien Term Loan LIBOR + 8.500%, 1.000% Floor (6)	10/16/2023	11,000,000	10,926,479	9,903,300	1.5%
				11,000,000	10,926,479	9,903,300

Company(1)(2)	Industry	Type of Investment	Maturity	Par Amount	Cost	Fair Value	% of Net Assets(3)
Oxford Mining Company, LLC	Metals & Mining	Senior Secured First Lien Term Loan LIBOR + 10.500%, 0.750% Floor, 3.000% PIK (4)(5)(13)	12/31/2018	13,424,511	11,680,099	4,093,133	0.6%
		Senior Secured First Lien Term Loan LIBOR + 10.500%, 0.750% Floor, 3.000% PIK(4)(5)(13)	12/31/2018	9,289,873	8,063,161	2,832,482	0.4%
				22,714,384	19,743,260	6,925,615
Path Medical, LLC	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loan LIBOR + 9.500%, 1.000% Floor, PIK (4)(5)	10/11/2021	15,601,663	15,231,477	14,779,456	2.2%
		Senior Secured First Lien Term Loan LIBOR + 10.000%, 1.000% Floor (4)(5)(12)	10/11/2021	918,400	918,400	918,400	0.1%
		Warrants - 36,716 warrants (5)(10)	1/9/2027	—	669,709	—	0.0%
				16,520,063	16,819,586	15,697,856
PetroChoice Holdings, Inc.	Chemicals, Plastics & Rubber	Senior Secured First Lien Term Loan LIBOR + 5.000%, 1.000% Floor (4)(5)	8/19/2022	2,904,173	2,875,786	2,877,454	0.4%
		Senior Secured Second Lien Term Loan LIBOR + 8.750%, 1.000% Floor (4)(5)(11)	8/21/2023	9,000,000	9,000,000	8,902,800	1.3%
				11,904,173	11,875,786	11,780,254
Polymer Solutions Group Holdings, LLC	Chemicals, Plastics & Rubber	Senior Secured First Lien Term Loan LIBOR + 6.500%, 1.000% Floor (5)(6)	6/30/2021	2,445,180	2,445,180	2,445,180	0.4%
				2,445,180	2,445,180	2,445,180
Press Ganey Holdings, Inc	Healthcare & Pharmaceuticals	Senior Secured Second Lien Term Loan LIBOR + 6.500%, 1.000% Floor (6)	10/21/2024	5,842,724	5,927,327	5,769,106	0.9%
				5,842,724	5,927,327	5,769,106
PT Network, LLC	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loan LIBOR + 5.500%, 1.000% Floor (4)(5)(12)	11/30/2021	7,921,094	7,921,094	7,665,272	1.2%
				7,921,094	7,921,094	7,665,272
RateGain Technologies, Inc.	Hotel, Gaming & Leisure	Subordinated Notes (5)(10)	7/31/2020	476,190	476,190	476,190	0.1%
		Subordinated Notes (5)(10)	7/31/2021	476,190	476,190	476,190	0.1%
				952,380	952,380	952,380
Redwood Services Group, LLC	Services: Business	Senior Secured First Lien Term Loan LIBOR + 6.000%, 1.000% Floor (4)(5)	6/6/2023	20,069,765	20,069,765	19,806,851	3.0%
		Senior Secured First Lien Term Loan LIBOR + 6.000%, 1.000% Floor (4)(5)	6/6/2023	1,150,000	1,150,000	1,150,000	0.2%
				21,219,765	21,219,765	20,956,851
Resolute Investment Managers, Inc.	Banking, Finance, Insurance & Real Estate	Senior Secured Second Lien Term Loan LIBOR + 7.500%, 1.000% Floor (4)(5)	4/30/2023	7,950,000	7,904,561	7,868,115	1.2%
				7,950,000	7,904,561	7,868,115
Rhombus Cinema Holdings, LP	Media: Diversified & Production	Preferred Equity 10.000% - 7,449 shares (5)(8)		—	4,584,207	5,647,861	0.9%
		Common Units - 3,163 units (5)(8)(10)		—	3,162,793	1,198,288	0.2%
				—	7,747,000	6,846,149
RMS Holding Company, LLC	Services: Business	Senior Secured First Lien Term Loan LIBOR + 6.000%, 1.000% Floor (4)(5)	11/16/2022	18,277,090	18,277,090	18,277,090	2.8%
		Senior Secured First Lien Term Loan LIBOR + 6.000%, 1.000% Floor (4)(5)(12)	11/16/2022	2,870,681	2,870,681	2,805,157	0.4%
				21,147,771	21,147,771	21,082,247
SavATree, LLC	Environmental Industries	Senior Secured First Lien Term Loan LIBOR + 5.250%, 1.000% Floor (4)(5)(12)	6/2/2022	4,219,081	4,219,081	4,181,430	0.6%
				4,219,081	4,219,081	4,181,430

Company(1)(2)	Industry	Type of Investment	Maturity	Par Amount	Cost	Fair Value	% of Net Assets(3)
SFP Holding, Inc.	Construction & Building	Senior Secured First Lien Term Loan LIBOR + 6.250%, 1.000% Floor (4)(5)	9/1/2022	6,678,921	6,678,921	6,678,921	1.0%
		Senior Secured First Lien Term Loan LIBOR + 6.250%, 1.000% Floor (4)(5)(12)	9/1/2022	2,726,241	2,726,241	2,726,241	0.4%
		Equity - 0.94% of outstanding equity (5)(10)		—	491,270	491,270	0.1%
				9,405,162	9,896,432	9,896,432
Shift4 Payments, LLC	Banking, Finance, Insurance & Real Estate	Senior Secured Second Lien Term Loan LIBOR + 8.500%, 1.000% Floor (4)(5)	11/28/2025	9,950,000	9,863,685	9,820,650	1.5%
				9,950,000	9,863,685	9,820,650
Ship Supply Acquisition Corporation	Services: Business	Senior Secured First Lien Term Loan LIBOR + 8.000%, 1.000% Floor (4)(5)(13)	7/31/2020	21,562,500	21,190,536	10,332,750	1.6%
				21,562,500	21,190,536	10,332,750
Simplified Logistics, LLC	Services: Business	Senior Secured First Lien Term Loan LIBOR + 6.500%, 1.000% Floor (4)(5)(12)	2/28/2022	18,668,289	18,668,289	18,363,996	2.8%
				18,668,289	18,668,289	18,363,996
Sizzling Platter, LLC	Hotel, Gaming & Leisure	Senior Secured First Lien Term Loan LIBOR + 7.500%, 1.000% Floor(16)	4/29/2020	15,000,000	15,000,000	15,000,000	2.3%
				15,000,000	15,000,000	15,000,000
SMART Financial Operations, LLC	Retail	Preferred Equity - 1,000,000 units (5)(8)(10)		1,000,000	1,000,000	1,000,000	0.2%
				1,000,000	1,000,000	1,000,000
Smile Doctors, LLC	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loan LIBOR + 5.750%, 1.000% Floor (4)(5)	10/6/2022	8,333,925	8,333,925	8,177,247	1.2%
		Senior Secured First Lien Term Loan LIBOR + 5.750%, 1.000% Floor (4)(5)(12)	10/6/2022	1,357,903	1,357,903	1,251,428	0.2%
				9,691,828	9,691,828	9,428,675
Sound Point CLO XX, Ltd.	Multi-Sector Holdings	Subordinated Notes 13.366% effective yield (5)(7)(8)(9)	7/26/2031	4,489,000	4,072,623	4,063,892	0.6%
				4,489,000	4,072,623	4,063,892
Southwest Dealer Services, Inc.	Automotive	Senior Secured First Lien Term Loan LIBOR + 6.000%, 1.000% Floor (4)(5)	6/2/2022	4,658,156	4,658,156	4,574,775	0.7%
				4,658,156	4,658,156	4,574,775
SRS Software, LLC	High Tech Industries	Senior Secured First Lien Term Loan LIBOR + 7.000%, 1.000% Floor, 0.500% unused fee (4)(5)(12)	2/17/2022	19,158,750	19,158,750	19,158,750	2.9%
				19,158,750	19,158,750	19,158,750
Starfish Holdco, LLC	High Tech Industries	Senior Secured Second Lien Term Loan LIBOR + 9.000%, 1.000% Floor (5)(6)	8/18/2025	4,000,000	3,949,703	3,905,200	0.5%
				4,000,000	3,949,703	3,905,200
Team Car Care, LLC	Automotive	Senior Secured First Lien Term Loan LIBOR + 8.000%, 1.000% Floor (5)(6)	2/23/2023	14,480,069	14,480,070	14,271,556	2.2%
				14,480,069	14,480,070	14,271,556
Techniplas, LLC	Automotive	Senior Secured First Lien Notes 10.000% (7)	5/1/2020	6,000,000	6,000,000	5,515,200	0.8%
				6,000,000	6,000,000	5,515,200
The Imagine Group LLC	Media: Advertising, Printing & Publishing	Senior Secured Second Lien Term Loan LIBOR + 8.750%, 1.000% Floor (5)(6)(14)	6/21/2023	8,950,000	8,849,117	7,888,530	1.2%
				8,950,000	8,849,117	7,888,530
The Octave Music Group, Inc.	Media: Diversified & Production	Senior Secured Second Lien Term Loan LIBOR + 8.250%, 1.000% Floor (5)(6)	5/27/2022	7,500,000	7,500,000	7,475,250	1.1%
				7,500,000	7,500,000	7,475,250
True Religion Apparel, Inc.	Retail	Senior Secured First Lien Term Loan 10.000%	10/27/2022	181,731	139,861	64,587	0.0%
		Common Stock - 2,448 shares(10)		—	—	—	0.0%

Company(1)(2)	Industry	Type of Investment	Maturity	Par Amount	Cost	Fair Value	% of Net Assets(3)
		Warrants - 1,122 warrants (10)		—	—	—	0.0%
				181,731	139,861	64,587
U.S. Auto Sales Inc.	Banking, Finance, Insurance & Real Estate	Senior Secured Second Lien Term Loan LIBOR + 10.500%, 1.000% Floor (5)(6)(11)	6/8/2020	5,500,000	5,500,000	5,490,650	0.8%
				5,500,000	5,500,000	5,490,650
U.S. Well Services, LLC	Energy: Oil & Gas	Warrants - 2.04% of outstanding equity (10)	2/21/2019	—	173	—	0.0%
				—	173	—
Vail Holdco Corp	Wholesale	Preferred Equity 12.500% - PIK 20,330 shares (5)		—	21,457,643	21,648,460	3.3%
		Preferred Equity - 15,250 shares (5)(10)		—	15,250,000	18,112,425	2.7%
		Warrants - 14,007 warrants (5)(10)		—	860,357	1,172,806	0.2%
				—	37,568,000	40,933,691
Valence Surface Technologies, Inc.	Aerospace & Defense	Senior Secured First Lien Term Loan LIBOR + 5.500%, 1.000% Floor (4)(5)	6/13/2021	5,949,311	5,947,586	5,949,311	0.9%
				5,949,311	5,947,586	5,949,311
Velocity Pooling Vehicle, LLC	Automotive	Senior Secured First Lien Term Loan LIBOR + 11.000%, 1.000% Floor (4)(5)	4/28/2023	694,375	635,495	609,036	0.1%
		Common units - 4,676 units (5)(10)		—	259,938	259,938	0.0%
		Warrants - 5,591 warrants(5)(10)	3/30/2028	—	310,802	310,803	0.0%
				694,375	1,206,235	1,179,777
Vertafore, Inc.	High Tech Industries	Senior Secured Second Lien Term Loan LIBOR + 7.250%, 1.000% Floor (5)(6)	7/2/2026	2,000,000	1,981,064	1,898,800	0.3%
				2,000,000	1,981,064	1,898,800
VOYA CLO 2016-2, LTD.	Multi-Sector Holdings	Subordinated Notes 1.683% effective yield (5)(7)(8)(9)	7/19/2028	22,842,661	18,392,998	12,798,743	1.9%
				22,842,661	18,392,998	12,798,743
Walker Edison Furniture Company LLC	Consumer Goods: Durable	Senior Secured First Lien Term Loan LIBOR + 6.500%, 1.000% Floor (4)(5)	9/26/2024	15,000,000	15,000,000	15,000,000	2.3%
		Common units - 2,000 units (5)(8)(10)		—	2,000,000	2,000,000	0.3%
				15,000,000	17,000,000	17,000,000
Watermill-QMC Midco, Inc.	Automotive	Equity - 2.3% partnership interest (5)(8)(10)		—	902,277	170,530	0.0%
				—	902,277	170,530
Z Gallerie, LLC	Retail	Senior Secured First Lien Term Loan LIBOR + 6.500%, 1.000% Floor, PIK (5)(13)(16)	10/8/2021	4,682,375	4,491,243	2,720,928	0.4%
				4,682,375	4,491,243	2,720,928

Total non-controlled/non-affiliated investments					$819,032,531	$758,474,260	114.6%

Controlled/affiliated investments – 24.9%(17)
1888 Industrial Services, LLC	Energy: Oil & Gas	Senior Secured First Lien Term Loan LIBOR + 5.000%, 1.000% Floor (4)(5)(12)	9/30/2021	943,344	943,344	943,344	0.1%
		Senior Secured First Lien Term Loan LIBOR + 5.000%, 1.000% Floor (4)(5)	9/30/2021	3,144,481	3,144,481	3,144,481	0.5%
		Senior Secured First Lien Term Loan LIBOR + 8.000%, 1.000% Floor, PIK (4)(5)	9/30/2021	7,815,751	7,022,422	6,005,623	0.9%
		Units - 7,546.76 units (5)(10)		—	—	—	0.0%
				11,903,576	11,110,247	10,093,448
Access Media Holdings, LLC	Media: Broadcasting & Subscription	Senior Secured First Lien Term Loan 10.000% PIK (5)(13)	7/22/2020	8,140,827	7,422,407	5,141,747	0.8%
		Common Stock - 14 units (5)(8)(10)		—	—	—	0.0%
		Preferred Equity - 1,400,000 units (5)(8)(10)		—	1,400,000	—	0.0%

Company(1)(2)	Industry	Type of Investment	Maturity	Par Amount	Cost	Fair Value	% of Net Assets(3)
		Preferred Equity - 700,000 units (5)(8)(10)		—	700,000	—	0.0%
		Preferred Equity - 849,800 units (5)(8)(10)(12)		—	849,800	(88,200)	0.0%
				8,140,827	10,372,207	5,053,547
Caddo Investors Holdings 1 LLC	Forest Products & Paper	Equity - 12.250% LLC Interest (5)(8)(19)		—	4,972,863	5,186,935	0.8%
				—	4,972,863	5,186,935
Capstone Nutrition, Inc.	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loan LIBOR + 12.500%, 1.000% Floor, PIK (4)(5)(13)	9/25/2020	23,545,552	15,652,279	9,524,176	1.4%
		Senior Secured First Lien Term Loan LIBOR + 12.500%, 1.000% Floor, PIK (4)(5)(13)	9/25/2020	10,588,333	7,268,839	4,282,981	0.6%
		Senior Secured First Lien Term Loan LIBOR + 12.500%, 1.000% Floor, PIK (4)(5)	9/25/2020	1,745,510	1,745,509	1,745,510	0.3%
		Common Stock - 2,197.8 shares (5)(10)		—	9	—	0.0%
		Common Stock - 3,498.5 shares(5)(10)		—	—	—	0.0%
		Common Stock - 7,068.3 shares(5)(10)		—	300,002	—	0.0%
				35,879,395	24,966,638	15,552,667
Charming Charlie LLC	Retail	Senior Secured First Lien Term Loan LIBOR + 10.000%, 1.000% Floor (4)(12)	4/24/2023	3,121,470	3,121,470	3,121,470	0.5%
		Senior Secured First Lien Term Loan LIBOR + 10.000%, 1.000% Floor (4)	4/24/2023	3,821,350	2,737,658	1,515,547	0.2%
		Senior Secured First Lien Term Loan 20.000%	5/15/2019	182,617	182,617	182,617	0.0%
		Common Stock - 34,923,249 shares (10)		—	—	—	0.0%
				7,125,437	6,041,745	4,819,634
MCM 500 East Pratt Holdings, LLC	Banking, Finance, Insurance & Real Estate	Equity - 5,000,000 units (8)(10)		—	5,000,000	5,000,000	0.8%
				—	5,000,000	5,000,000
MCM Capital Office Park Holdings LLC	Banking, Finance, Insurance & Real Estate	Equity - 7,500,000 units (8)(10)		—	7,500,000	12,499,125	1.9%
				—	7,500,000	12,499,125
Medley Chiller Holdings LLC	Services: Business	Equity - 85% interest (8)(10)(19)		—	8,627,500	9,098,157	1.4%
				—	8,627,500	9,098,157
Nomida, LLC	Construction & Building	Equity 5,400,000 units (8)(10)		—	2,289,760	989,820	0.1%
				—	2,289,760	989,820
Sierra Senior Loan Strategy JV I LLC	Multi-Sector Holdings	Equity - 87.5% ownership of SIC Senior Loan Strategy JV I LLC (8)(12)(19)		92,050,000	92,050,000	82,515,860	12.5%
				92,050,000	92,050,000	82,515,860
TwentyEighty, Inc.	Services: Business	Senior Secured First Lien Term Loan LIBOR + 4.000%, 1.000% Floor, 4.000% PIK (4)(12)	3/31/2020	6,975,035	6,975,035	6,975,035	1.1%
		Senior Secured First Lien Term Loan 0.250%, 8.750% PIK (4)	3/31/2020	6,687,383	6,406,364	6,497,461	1.0%
		Senior Secured First Lien Term Loan LIBOR + 8.000%, 1.000% Floor (4)	3/31/2020	323,167	321,972	319,870	0.0%
		Common Units - 58,098 units(10)		—	—	404,943	0.1%
				13,985,585	13,703,371	14,197,309

Total controlled/affiliated investments					$186,634,331	$165,006,502	24.9%

Money market fund – 3.7%

Company(1)(2)	Industry	Type of Investment	Maturity	Par Amount	Cost	Fair Value	% of Net Assets(3)
Federated Institutional Prime Obligations Fund (18)		Money Market 2.460%		34,482,189	34,482,189	34,482,189	5.2%
Total money market fund				$34,482,189	$34,482,189	$34,482,189

Derivative instrument - long exposure					Notional Amount	Unrealized Appreciation/(Depreciation)
Total return swap with Citibank, N.A. (Note 5)		Total Return Swap			78,776,760	(6,524,904)
Total derivative instrument - long exposure					$78,776,760	$(6,524,904)

(1)
All of the Company's investments are domiciled in the United States except for Livingston International Inc., which is domiciled in Canada and AMMC CLO 22, Limited Series 2018-22A, Apidos CLO XXIV, Series 2016-24A, Dryden 38 Senior Loan Fund, Series 2015-38A, Dryden 43 Senior Loan Fund, Series 2016-43A, Dryden 49 Senior Loan Fund, Series 2017-49A, Magnetite XIX, Limited, Sound Point CLO XX, Ltd., and VOYA CLO 2016-2, Ltd.

(2)	Unless otherwise indicated, all securities are valued using significant unobservable inputs, which are categorized as Level 3 assets under the definition of ASC 820 fair value hierarchy.

(3)	Percentage is based on net assets of $662,080,199 as of December 31, 2018.

(4)
The interest rate on these loans is subject to a base rate plus 3 Month “3M” LIBOR, which at December 31, 2018 was 2.81%. As the interest rate is subject to a minimum LIBOR floor, the prevailing rate in effect at December 31, 2018 was the base rate plus the LIBOR floor or 3M LIBOR.

(5)	An affiliated fund that is managed by an affiliate of SIC Advisors also holds an investment in this security.

(6)
The interest rate on these loans is subject to a base rate plus 1 Month "1M" LIBOR, which at December 31, 2018 was 2.50%. As the interest rate is subject to a minimum LIBOR floor, the prevailing rate in effect at December 31, 2018 was the base rate plus the LIBOR floor or 1M LIBOR.

(7)
Securities are exempt from registration under Rule 144A of the Securities Act of 1933. These securities represent a fair value of $78,405,516 or 11.8% of net assets as of December 31, 2018 and are considered restricted.

(8)
The investment is not a qualifying asset as defined under Section 55(a) of the Investment Company Act of 1940 (the "1940 Act"). Non-qualifying assets represent 21.7% of the Company's portfolio at fair value.

(9)
This investment is in the equity class of a collateralized loan obligation (CLO"). The CLO equity investments are entitled to recurring distributions which are generally equal to the excess cash flow generated from the underlying investments after payment of the contractual payments to debt holders and fund expenses. The current estimated yield is based on the current projections of this excess cash flow taking into account assumptions that have been made regarding expected prepayments.

(10)	Security is non-income producing.

(11)	A portion of this investment was sold via a participation agreement. The listed amount is the portion retained by the Company.

(12)	The investment has an unfunded commitment as of December 31, 2018. For further details, see Note 11. Fair value includes an analysis of the unfunded commitment.

(13)	The investment was on non-accrual status as of December 31, 2018.

(14)
Security is also held in the underlying portfolio of the total return swap with Citibank, N.A. (see Note 5). The Company's total exposure to The Imagine Group, LLC, and Keystone Acquisition Corp. is $13,739,430 or 2.1% and $8,760,522 or 1.3% of Net Assets as of December 31, 2018.

(15)	Represents securities in Level 2 in the ASC 820 table (see Note 4).

(16)
The interest rate on these loans is subject to a base rate plus 2 Month "2M" LIBOR, which at December 31, 2018 was 2.61%. As the interest rate is subject to a minimum LIBOR floor, the prevailing rate in effect at December 31, 2018 was the base rate plus the LIBOR floor or 2M LIBOR.

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

(18)	Represents securities in Level 1 in the ASC 820 table (see Note 4).

(19)	As a practical expedient, the Company uses NAV to determine the fair value of this investment.

The following is a summary of the TRS reference assets as of December 31, 2018:

Company(1)	Industry	Type of Investment	Maturity	Par Amount	Notional Amount(2)	Fair Value	Unrealized Appreciation/ (Depreciation)
Asurion, LLC	Banking, Finance, Insurance & Real Estate	Senior Secured Second Lien Term Loans LIBOR + 6.500%, 1.000% Floor(4)	8/4/2025	$2,945,455	$3,006,205	$3,004,363	$(1,842)
BW NHHC Holdco Inc.	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loans LIBOR + 5.000%(4)	5/15/2025	2,991,000	2,946,135	2,911,140	(34,995)
Comfort Holding, LLC	Consumer Goods: Durable	Senior Secured First Lien Term Loans LIBOR + 4.750%, 1.000% Floor(4)	2/5/2024	7,889,949	7,788,664	7,386,965	(401,699)
CT Technologies Intermediate Holdings, Inc.	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loans LIBOR + 4.250%, 1.000% Floor(4)	12/1/2021	984,733	965,038	926,634	(38,404)
Deliver Buyer, Inc.	Capital Equipment	Senior Secured First Lien Term Loans LIBOR + 5.000%, 1.000% Floor(5)	5/1/2024	5,996,885	5,973,054	5,996,885	23,831
Highline Aftermarket Acquisitions, LLC	Automotive	Senior Secured First Lien Term Loans LIBOR + 3.500%, 1.000% Floor(4)	4/26/2025	1,760,294	1,755,893	1,708,542	(47,351)
Iqor US Inc.	Services: Business	Senior Secured First Lien Term Loans LIBOR + 5.000%, 1.000% Floor(4)	4/1/2021	4,474,751	4,385,256	4,001,188	(384,068)
Keystone Acquisition Corp.	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loans LIBOR + 5.250%, 1.000% Floor(5)	5/1/2024	1,825,622	1,825,622	1,807,731	(17,891)
Kronos Incorporated	Services: Business	Senior Secured Second Lien Term Loans LIBOR + 8.250%, 1.000% Floor(3)(5)	11/1/2024	2,000,000	1,980,000	1,971,260	(8,740)
LifeMiles Ltd.	Services: Consumer	Senior Secured First Lien Term Loans LIBOR + 5.500%, 1.000% Floor(3)(5)	8/18/2022	4,455,000	4,410,450	4,469,702	59,252
Lightstone Holdco LLC	Utilities: Electric	Senior Secured First Lien Term Loans LIBOR + 3.750%, 1.000% Floor(4)	1/30/2024	224,885	221,550	212,329	(9,221)
Lightstone Holdco LLC	Utilities: Electric	Senior Secured First Lien Term Loans LIBOR + 3.750%, 1.000% Floor(4)	1/30/2024	4,187,072	4,124,993	3,953,308	(171,685)
Midcoast Energy LLC	Energy: Oil & Gas	Senior Secured First Lien Term Loans LIBOR + 5.500%, 1.000% Floor(5)	8/1/2025	1,000,000	990,000	970,000	(20,000)
Midwest Physician Administrative Services, LLC	Healthcare & Pharmaceuticals	Senior Secured Second Lien Term Loans LIBOR + 7.000%, 0.750% Floor(4)	8/15/2025	3,950,000	3,910,500	3,863,890	(46,610)
Preferred Proppants, LLC	Energy: Oil & Gas	Senior Secured First Lien Term Loans LIBOR + 5.750%, 1.000% Floor(5)	7/27/2020	5,887,969	5,578,851	2,060,789	(3,518,062)
Project Silverback Holdings Corp.	High Tech Industries	Senior Secured First Lien Term Loans LIBOR + 3.500%, 1.000% Floor(4)	8/21/2024	4,950,000	4,937,625	4,421,984	(515,641)
Sungard Availability Services Capital, Inc.	Services: Business	Senior Secured First Lien Term Loans LIBOR + 7.000%, 1.000% Floor(4)	9/30/2021	5,682,099	5,659,993	4,801,374	(858,619)
Tensar Corporation	Capital Equipment	Senior Secured First Lien Term Loans LIBOR + 4.750%, 1.000% Floor(5)	7/9/2021	6,900,187	6,831,185	6,710,432	(120,753)
The Imagine Group, LLC	Media: Advertising, Printing & Publishing	Senior Secured First Lien Term Loans LIBOR + 4.750%, 1.000% Floor(4)	6/21/2022	5,910,000	5,850,900	5,509,302	(341,598)
United Road Services, Inc.	Transportation: Cargo	Senior Secured First Lien Term Loans LIBOR + 5.250%, 1.000% Floor(4)	9/1/2024	1,891,500	1,882,043	1,880,151	(1,892)
YRC Worldwide Inc.	Transportation: Cargo	Senior Secured First Lien Term Loans LIBOR + 8.500%, 1.000% Floor(4)	7/26/2022	3,697,343	3,752,803	3,458,569	(294,234)
Total				$79,604,744	$78,776,760	$72,026,538	$(6,750,222)
Total accrued interest income, net of expenses							225,318
Total unrealized depreciation on TRS							$(6,524,904)

(1)	All investments are domiciled in the United States.

(2)	Represents the cost of an investment in which the TRS is referenced.

(3)	The investment is not a qualifying asset as defined under Section 55(a) of the 1940 Act.

(4)	The interest rate on these loans is subject to a base rate plus 1 Month (“1M”) LIBOR, which at December 31, 2018 was 2.50%. The interest rate is subject to a minimum LIBOR floor.

(5)	The interest rate on these loans is subject to a base rate plus 3 Month (“3M”) LIBOR, which at December 31, 2018 was 2.81%. The interest rate is subject to a minimum LIBOR floor.

See accompanying notes to consolidated financial statements.

Sierra Income Corporation
Consolidated Schedule of Investments
As of December 31, 2017

Company(1)(2)	Industry	Type of Investment	Maturity	Par Amount	Cost	Fair Value	% of Net Assets(3)
Non-controlled/non-affiliated investments – 124.0%							$739,986,569
AAAHI Acquisition Corporation	Transportation: Consumer	Senior Secured First Lien Term Loan LIBOR + 7.000%, 1.000% Floor (4)(5)	12/15/2021	$7,098,364	$7,098,364	$7,098,364	1.0%
		Senior Secured First Lien Term Loan LIBOR + 7.000%, 1.000% Floor (4)(5)(6)	12/14/2018	515,730	515,730	515,730	0.1%
				7,614,094	7,614,094	7,614,094
Advanced Diagnostic Holdings, LLC	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loan LIBOR + 8.500%, 0.875% Floor (4)(5)	12/11/2020	14,582,109	14,582,109	14,582,109	2.0%
				14,582,109	14,582,109	14,582,109
Alpha Media LLC	Media: Broadcasting & Subscription	Senior Secured First Lien Term Loan LIBOR + 6.000%, 1.000% Floor (7)	2/25/2022	6,166,263	5,961,599	5,917,762	0.8%
				6,166,263	5,961,599	5,917,762
Alpine SG, LLC	High Tech Industries	Senior Secured First Lien Term Loan LIBOR + 6.500%, 1.000% Floor (4)(5)(6)	11/16/2022	4,642,857	4,642,857	4,642,857	0.6%
		Senior Secured First Lien Term Loan LIBOR + 6.500%, 1.000% Floor (4)(5)	11/16/2022	13,500,000	13,500,000	13,500,000	1.8%
				18,142,857	18,142,857	18,142,857
American Dental Partners, Inc.	Healthcare & Pharmaceuticals	Senior Secured Second Lien Term Loan LIBOR + 8.500%, 1.000% Floor (4)(5)	9/25/2023	7,250,000	7,250,000	7,337,000	1.0%
				7,250,000	7,250,000	7,337,000
Amerijet Holdings, Inc.	Transportation: Cargo	Senior Secured First Lien Term Loan LIBOR + 8.000%, 1.000% Floor (5)(7)	7/15/2021	13,349,908	13,349,908	13,616,906	1.8%
				13,349,908	13,349,908	13,616,906
AMMC CLO 17, Limited Series 2015-17A	Multi-Sector Holdings	Subordinated Notes 16.471% effective yield (8)(9)(10)	11/15/2027	5,000,000	3,537,556	4,237,500	0.6%
				5,000,000	3,537,556	4,237,500
Anaren, Inc.	Aerospace & Defense	Senior Secured Second Lien Term Loan LIBOR + 8.250%, 1.000% Floor (4)	8/18/2021	10,000,000	9,941,988	10,000,000	1.4%
				10,000,000	9,941,988	10,000,000
Answers Finance, LLC	High Tech Industries	Senior Secured First Lien Term Loan Base Rate + 5.000%	4/15/2021	1,288,514	1,288,514	1,288,514	0.2%
		Senior Secured Second Lien Term Loan Base Rate + 4.500% (19)	9/15/2021	2,003,594	2,003,594	2,003,594	0.3%
		Common Stock - 389,533 shares (11)		—	5,426,955	5,426,195	0.7%
				3,292,108	8,719,063	8,718,303
APCO Holdings, Inc.	Automotive	Senior Secured First Lien Term Loan LIBOR + 6.000%, 1.000% Floor (5)(7)	1/31/2022	4,124,797	4,033,466	4,124,797	0.6%
				4,124,797	4,033,466	4,124,797
Apidos CLO XXIV, Series 2016-24A	Multi-Sector Holdings	Subordinated Notes 8.748% effective yield (5)(8)(9)(10)	7/20/2027	18,357,647	14,627,243	14,497,034	2.0%
				18,357,647	14,627,243	14,497,034
Asurion, LLC	Banking, Finance, Insurance & Real Estate	Senior Secured Second Lien Term Loan LIBOR + 6.000%, 1.000% Floor (4)(5)	8/4/2025	5,950,000	5,950,000	6,069,000	0.8%
				5,950,000	5,950,000	6,069,000
Aviation Technical Services, Inc.	Aerospace & Defense	Senior Secured Second Lien Term Loan LIBOR + 8.500%, 1.000% Floor (4)(5)(12)	3/31/2022	25,000,000	25,000,000	25,000,000	3.4%
				25,000,000	25,000,000	25,000,000

Company(1)(2)	Industry	Type of Investment	Maturity	Par Amount	Cost	Fair Value	% of Net Assets(3)
Barry's Bootcamp Holdings, LLC	Services: Consumer	Senior Secured First Lien Term Loan LIBOR + 6.500%, 1.000% Floor (4)(5)(6)	7/14/2022	8,571,429	8,571,429	8,571,429	1.2%
				8,571,429	8,571,429	8,571,429
Birch Communications Inc.	Telecommunications	Senior Secured First Lien Term Loan LIBOR + 7.250%, 1.000% Floor (5)(7)	7/17/2020	13,066,112	12,945,213	12,944,597	1.7%
				13,066,112	12,945,213	12,944,597
Black Angus Steakhouses, LLC	Hotel, Gaming & Leisure	Senior Secured First Lien Term Loan LIBOR + 9.000%, 1.000% Floor (4)(5)(6)(12)	4/24/2020	892,857	892,857	725,670	0.1%
		Senior Secured First Lien Term Loan LIBOR + 9.000%, 1.000% Floor (4)\(5)(12)	4/24/2020	19,123,884	19,123,884	18,399,089	2.5%
				20,016,741	20,016,741	19,124,759
Brook & Whittle Holding Corp.	Containers, Packaging & Glass	Senior Secured First Lien Term Loan LIBOR + 6.250%, 1.000% Floor (4)(5)(6)	10/17/2023	3,041,785	3,041,785	3,041,785	0.4%
				3,041,785	3,041,785	3,041,785
Central States Dermatology Services, LLC	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loan LIBOR + 6.500%, 1.000% Floor (5)(6)(7)	4/20/2022	2,975,910	2,975,910	2,975,910	0.4%
				2,975,910	2,975,910	2,975,910
Charming Charlie LLC	Retail	Senior Secured First Lien Term Loan LIBOR + 8.000%, 1.000% Floor, 1.500% PIK (4)(13)	12/24/2019	14,078,861	8,212,738	422,366	0.1%
		Senior Secured First Lien Term Loan Base Rate + 3.500% (6)(19)	6/8/2018	1,215,520	1,215,520	1,215,520
				15,294,381	9,428,258	1,637,886
Covenant Surgical Partners, Inc.	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loan LIBOR + 4.750%, 1.000% Floor (5)(7)	10/4/2024	5,384,615	5,371,504	5,384,615	0.8%
		Senior Secured First Lien Term Loan LIBOR + 4.750%, 1.000% Floor (5)(6)(7)	10/4/2024	297,949	294,015	297,949
				5,682,564	5,665,519	5,682,564
CP Opco, LLC	Services: Consumer	Senior Secured First Lien Term Loan Base Rate + 5.500%, PIK (5)(6)(13)	4/1/2019	224,970	209,515	59,729	0.0%
		Senior Secured First Lien Term Loan Base Rate + 8.500%, PIK (5)(13)	4/1/2019	1,655,407	717,016	—	0.0%
		Preferred Units LIBOR+9.500%, 1.000% Floor, PIK(4)(5)(12)		—	—	—	0.0%
		Common Units - 41 units(5)(11)		—	—	—	0.0%
				1,880,377	926,531	59,729
CPI International, Inc.	Aerospace & Defense	Senior Secured Second Lien Term Loan LIBOR + 7.250%, 1.000% Floor (5)(7)	7/28/2025	12,345,000	12,300,357	12,283,275	1.7%
				12,345,000	12,300,357	12,283,275
CSP Technologies North America, LLC	Containers, Packaging & Glass	Senior Secured First Lien Term Loan LIBOR + 5.250%, 1.000% Floor (4)(5)	1/31/2022	4,948,749	4,948,749	4,948,749	0.7%
				4,948,749	4,948,749	4,948,749
CSTN Merger Sub Inc.	Chemicals, Plastics & Rubber	Senior Secured First Lien Term Loan 6.750% (5)(8)(14)	8/15/2024	2,500,000	2,500,000	2,487,750	0.3%
				2,500,000	2,500,000	2,487,750
Deliver Buyer, Inc.	Services: Business	Senior Secured First Lien Term Loan LIBOR + 5.000%, 1.000% Floor (4)	5/1/2024	3,034,875	3,017,378	3,034,875	0.4%
				3,034,875	3,017,378	3,034,875
DHISCO Electronic Distribution, Inc.	Hotel, Gaming & Leisure	Senior Secured First Lien Term Loan LIBOR + 8.500%, 1.500% Floor (5)(7)	11/10/2019	2,567,024	2,567,024	2,567,024	0.3%

Company(1)(2)	Industry	Type of Investment	Maturity	Par Amount	Cost	Fair Value	% of Net Assets(3)
		Senior Secured First Lien Term Loan LIBOR + 11.000%, 1.500% Floor, PIK (5)(7)(13)	11/10/2019	9,501,965	9,207,947	3,834,043	0.5%
		Senior Secured First Lien Term Loan LIBOR + 12.250%, 1.500% Floor, PIK (5)(7)(13)	11/10/2019	8,250,230	7,257,481	—	0.0%
		Senior Secured First Lien Term Loan LIBOR + 13.250%, 1.500% Floor, PIK (5)(7)(13)	11/10/2019	7,754,662	2,940,892	—	0.0%
		Common Units - 769,230 units (5)(11)		—	769,231	—	0.0%
				28,073,881	22,742,575	6,401,067
Drew Marine Partners, LP	Transportation: Cargo	Senior Secured Second Lien Term Loan LIBOR + 7.000%, 1.000% Floor (7)	5/19/2021	10,000,000	10,048,123	10,000,000	1.4%
				10,000,000	10,048,123	10,000,000
Dryden 38 Senior Loan Fund, Series 2015-38A	Multi-Sector Holdings	Subordinated Notes 13.246% effective yield (8)(9)(10)	7/15/2027	7,000,000	4,919,153	5,032,300	0.7%
				7,000,000	4,919,153	5,032,300
Dryden 43 Senior Loan Fund, Series 2016-43A	Multi-Sector Holdings	Subordinated Notes 10.546% effective yield (5)(8)(9)(10)	7/20/2029	3,620,000	2,954,917	2,874,642	0.4%
				3,620,000	2,954,917	2,874,642
Dryden 49 Senior Loan Fund, Series 2017-49A	Multi-Sector Holdings	Subordinated Notes 13.408% effective yield (5)(9)(10)	7/18/2030	17,233,288	15,325,601	15,777,075	2.1%
				17,233,288	15,325,601	15,777,075
Dynamic Energy Services International LLC	Energy: Oil & Gas	Senior Secured First Lien Term Loan 13.500% PIK + LIBOR (5)(7)	6/6/2018	9,910,049	9,910,049	8,435,434	1.1%
				9,910,049	9,910,049	8,435,434
Elite Comfort Solutions LLC	Chemicals, Plastics & Rubber	Senior Secured First Lien Term Loan LIBOR + 6.500%, 1.000% Floor (6)(7)	1/15/2021	9,666,845	9,666,845	9,666,845	1.3%
				9,666,845	9,666,845	9,666,845
Engineered Machinery Holdings, Inc.	Capital Equipment	Senior Secured Second Lien Term Loan LIBOR + 7.250%, 1.000% Floor (4)(5)	7/18/2025	2,010,638	1,991,468	1,990,532	0.3%
		Senior Secured Second Lien Term Loan LIBOR + 7.250%, 1.000% Floor (4)(5)(6)	7/18/2025	201,064	201,064	198,670	0.0%
				2,211,702	2,192,532	2,189,202
First Boston Construction Holdings, LLC	Banking, Finance, Insurance & Real Estate	Senior secured first lien notes 12.000% (5)	12/31/2020	6,585,000	6,585,000	6,610,023	0.9%
		Preferred Equity - 1,646,250 units (5)(11)		—	1,646,250	1,646,250	0.2%
				6,585,000	8,231,250	8,256,273
FKI Security Group, LLC	Capital Equipment	Senior Secured First Lien Term Loan LIBOR + 8.500%, 1.000% Floor (5)(7)	3/30/2020	11,562,500	11,562,500	11,562,500	1.6%
				11,562,500	11,562,500	11,562,500
Friedrich Holdings, Inc.	Construction & Building	Senior Secured First Lien Term Loan LIBOR + 7.000%, 1.000% Floor (5)(7)	2/7/2023	13,806,751	13,806,751	14,004,188	1.9%
				13,806,751	13,806,751	14,004,188
Frontier Communications Corp.	Telecommunications	Senior secured first lien notes 10.500% (8)(9)	9/15/2022	2,000,000	2,000,000	1,513,800	0.2%
				2,000,000	2,000,000	1,513,800
Genex Holdings, Inc.	Banking, Finance, Insurance & Real Estate	Senior Secured First Lien Term Loan LIBOR + 4.250%, 1.000% Floor (7)	5/28/2021	4,141,927	4,095,099	4,141,927	0.6%
		Senior Secured Second Lien Term Loan LIBOR + 7.750%, 1.000% Floor (7)	5/30/2022	9,500,000	9,521,331	9,448,700	1.3%
				13,641,927	13,616,430	13,590,627

Company(1)(2)	Industry	Type of Investment	Maturity	Par Amount	Cost	Fair Value	% of Net Assets(3)
GK Holdings, Inc.	Services: Business	Senior Secured Second Lien Term Loan LIBOR + 10.250%, 1.000% Floor (4)	1/20/2022	10,000,000	10,000,000	9,752,000	1.3%
				10,000,000	10,000,000	9,752,000
Global Eagle Entertainment, Inc.	Telecommunications	Senior Secured First Lien Term Loan LIBOR + 7.500%, 1.000% Floor (5)(15)	1/6/2023	4,121,250	4,053,177	4,121,250	0.6%
				4,121,250	4,053,177	4,121,250
Green Field Energy Services, Inc.	Energy: Oil & Gas	Senior Secured First Lien Notes 13.000% (5)(8)(13)	11/15/2016	766,616	754,615	122,658	0.0%
		Warrants - 0.00% of outstanding equity (5)(11)		—	29,000	—	0.0%
				766,616	783,615	122,658
HBC Holdings LLC	Wholesale	Senior Secured First Lien Term Loan LIBOR + 6.500%, 1.000% Floor (4)(5)	3/30/2020	12,262,500	12,262,500	12,252,690	1.7%
				12,262,500	12,262,500	12,252,690
Heligear Acquisition Co.	Aerospace & Defense	Senior secured first lien notes 10.250% (5)(8)	10/15/2019	15,000,000	15,000,000	15,318,000	2.1%
				15,000,000	15,000,000	15,318,000
High Ridge Brands Co.	Consumer Goods: Non-Durable	Senior secured first lien notes 8.875% (5)(8)	3/15/2025	2,000,000	2,000,000	1,776,200	0.2%
				2,000,000	2,000,000	1,776,200
Holland Acquisition Corp.	Energy: Oil & Gas	Senior Secured First Lien Term Loan LIBOR + 9.000%, 1.000% Floor (4)	5/29/2018	4,515,605	4,503,823	3,216,465	0.4%
				4,515,605	4,503,823	3,216,465
Hylan Datacom & Electrical LLC	Construction & Building	Senior Secured First Lien Term Loan LIBOR + 7.500%, 1.000% Floor (5)(7)	7/25/2021	15,059,976	15,059,976	15,210,575	2.1%
				15,059,976	15,059,976	15,210,575
Ignite Restaurant Group, Inc.	Hotel, Gaming & Leisure	Senior Secured First Lien Term Loan Base Rate + 6.000% (13)(19)	2/13/2019	6,354,341	6,140,155	217,318	0.0%
				6,354,341	6,140,155	217,318
IHS Intermediate, Inc.	Services: Business	Senior Secured Second Lien Term Loan LIBOR + 8.250%, 1.000% Floor (4)	7/20/2022	25,000,000	25,000,000	25,000,000	3.4%
				25,000,000	25,000,000	25,000,000
Imagine! Print Solutions, LLC	Media: Advertising, Printing & Publishing	Senior Secured Second Lien Term Loan LIBOR + 8.750%, 1.000% Floor (4)(5)(16)	6/21/2023	8,950,000	8,826,856	8,815,750	1.2%
				8,950,000	8,826,856	8,815,750
Impact Sales, LLC	Services: Business	Senior Secured First Lien Term Loan LIBOR + 7.000%, 1.000% Floor (4)(5)(6)	12/30/2021	4,853,857	4,853,857	4,720,525	0.6%
				4,853,857	4,853,857	4,720,525
Interflex Acquisition Company, LLC	Containers, Packaging & Glass	Senior Secured First Lien Term Loan LIBOR + 8.000%, 1.000% Floor (5)(7)	8/18/2022	14,137,500	14,137,500	14,137,500	1.9%
				14,137,500	14,137,500	14,137,500
Invision Diversified, LLC	Services: Business	Senior Secured First Lien Term Loan LIBOR + 8.500%, 1.000% Floor (5)(7)(12)	6/30/2020	23,866,435	23,866,435	24,105,100	3.3%
				23,866,435	23,866,435	24,105,100
IOP Monroe Acquisition, Inc.	Capital Equipment	Senior Secured First Lien Term Loan LIBOR + 5.500%, 1.000% Floor (5)(6)(7)	4/1/2022	975,000	975,000	975,000	0.1%
				975,000	975,000	975,000
Isola USA Corp.	High Tech Industries	Senior Secured First Lien Term Loan LIBOR + 8.250%, 1.000% Floor (4)(13)	11/29/2018	9,131,742	7,707,403	5,547,533	0.7%
				9,131,742	7,707,403	5,547,533
Keystone Acquisition Corp.	Healthcare & Pharmaceuticals	Senior Secured Second Lien Term Loan LIBOR + 9.250%, 1.000% Floor (4)(5)(16)	5/1/2025	7,000,000	6,870,343	6,898,500	0.9%
				7,000,000	6,870,343	6,898,500

Company(1)(2)	Industry	Type of Investment	Maturity	Par Amount	Cost	Fair Value	% of Net Assets(3)
L&S Plumbing Partnership, Ltd.	Construction & Building	Senior Secured First Lien Term Loan LIBOR + 8.500%, 1.000% Floor (4)(5)	2/15/2022	11,562,500	11,562,500	11,709,344	1.6%
				11,562,500	11,562,500	11,709,344
Lighthouse Network, LLC	Banking, Finance, Insurance & Real Estate	Senior Secured Second Lien Term Loan LIBOR + 8.500%, 1.000% Floor (5)(7)(16)	11/28/2025	9,950,000	9,851,416	9,850,500
				9,950,000	9,851,416	9,850,500
Livingston International Inc.	Transportation: Cargo	Senior Secured Second Lien Term Loan LIBOR + 8.250%, 1.250% Floor (4)(9)	4/17/2020	4,613,287	4,480,497	4,520,560	0.6%
				4,613,287	4,480,497	4,520,560
LSF9 Atlantis Holdings, LLC	Retail	Senior Secured First Lien Term Loan LIBOR + 6.000%, 1.000% Floor (5)(7)	5/1/2023	6,621,575	6,569,770	6,621,575	0.9%
				6,621,575	6,569,770	6,621,575
LTCG Holdings Corp.	Banking, Finance, Insurance & Real Estate	Senior Secured First Lien Term Loan LIBOR + 5.000%, 1.000% Floor (4)	6/6/2020	2,838,571	2,832,091	2,737,234	0.4%
				2,838,571	2,832,091	2,737,234
Magnetite XIX, Limited	Multi-Sector Holdings	Subordinated Notes LIBOR + 7.610% (8) (9) (10)	7/17/2030	2,000,000	1,875,000	1,875,000	0.3%
		Subordinated Notes 14.525% effective yield (5)(8)(9)(10)	7/17/2030	13,730,209	12,256,271	12,255,585	1.7%
				15,730,209	14,131,271	14,130,585
Manna Pro Products, LLC	Consumer Goods: Non-durable	Senior Secured First Lien Term Loan LIBOR + 6.000%, 1.000% Floor (4)(5)(6)	12/8/2023	4,166,667	4,166,667	4,166,667
				4,166,667	4,166,667	4,166,667
Nathan's Famous Inc.	Beverage & Food	Senior secured first lien notes 6.625% (5)(8)(9)(14)	11/1/2025	4,950,000	4,967,041	5,144,535	0.7%
				4,950,000	4,967,041	5,144,535
New Media Holdings II LLC	Media: Advertising, Printing & Publishing	Senior Secured First Lien Term Loan LIBOR + 6.250%, 1.000% Floor (4)(5)(16)	7/14/2022	15,877,190	15,867,455	15,877,190	2.1%
				15,877,190	15,867,455	15,877,190
Novetta Solutions, LLC	High Tech Industries	Senior Secured Second Lien Term Loan LIBOR + 8.500%, 1.000% Floor (4)	10/16/2023	11,000,000	10,915,540	10,225,600	1.4%
				11,000,000	10,915,540	10,225,600
Nuspire, LLC	High Tech Industries	Senior Secured First Lien Term Loan LIBOR + 6.000%, 1.000% Floor (4)(5)(6)	11/8/2022	6,310,000	6,310,000	6,310,000	0.9%
				6,310,000	6,310,000	6,310,000
Omnitracs, LLC	Telecommunications	Senior Secured Second Lien Term Loan LIBOR + 7.750%, 1.000% Floor (4)	5/25/2021	7,000,000	7,009,042	7,000,000	0.9%
				7,000,000	7,009,042	7,000,000
Oxford Mining Company, LLC	Metals & Mining	Senior Secured First Lien Term Loan LIBOR + 8.500%, 0.750% Floor, 3.000% PIK (4)(5)	12/31/2018	12,450,782	12,450,782	12,450,782	1.7%
		Senior Secured First Lien Term Loan LIBOR + 8.500%, 0.750% Floor, 3.000% PIK (4)(5)	12/31/2018	8,751,527	8,751,527	8,751,527	1.2%
				21,202,309	21,202,309	21,202,309
Path Medical, LLC	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loan LIBOR + 9.500%, 1.000% Floor (4)(5)	10/11/2021	14,815,737	14,339,545	14,894,260	2.0%
		Warrants - 2.09% of outstanding equity (5)(11)		—	669,709	111,251	0.0%
				14,815,737	15,009,254	15,005,511
Payless Holdings LLC	Retail	Common Stock - 37,126 shares (11)		—	543,120	543,153	0.1%
				—	543,120	543,153
Petco Animal Supplies, Inc.	Retail	Senior Secured First Lien Term Loan LIBOR + 3.000%, 1.000% Floor (4)(16)	1/26/2023	1,984,848	1,844,566	1,493,598	0.2%

Company(1)(2)	Industry	Type of Investment	Maturity	Par Amount	Cost	Fair Value	% of Net Assets(3)
				1,984,848	1,844,566	1,493,598
PetroChoice Holdings, Inc.	Chemicals, Plastics & Rubber	Senior Secured Second Lien Term Loan LIBOR + 8.750%, 1.000% Floor (4)(5)(12)(16)	9/3/2023	9,000,000	9,000,000	9,000,000	1.2%
				9,000,000	9,000,000	9,000,000
Preferred Proppants, LLC	Energy: Oil & Gas	Senior Secured First Lien Term Loan LIBOR + 5.750%, 1.000% Floor (4)	7/27/2020	5,933,969	4,953,814	5,454,504	0.7%
				5,933,969	4,953,814	5,454,504
Press Ganey Holdings, Inc	Healthcare & Pharmaceuticals	Senior Secured Second Lien Term Loan LIBOR + 6.500%, 1.000% Floor (7)	10/21/2024	8,753,172	8,823,199	8,753,172	1.2%
				8,753,172	8,823,199	8,753,172
PT Network, LLC	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loan LIBOR + 5.500%, 1.000% Floor (4)(5)(6)	11/30/2021	8,042,410	8,042,410	8,042,410	1.1%
				8,042,410	8,042,410	8,042,410
Reddy Ice Corporation	Beverage & Food	Senior Secured Second Lien Term Loan LIBOR + 9.500%, 1.250% Floor (4)(5)	11/1/2019	2,000,000	2,000,000	1,913,600	0.3%
				2,000,000	2,000,000	1,913,600
RESIC Enterprises, LLC	Beverage & Food	Senior Secured Second Lien Term Loan LIBOR + 8.750%, 1.000% Floor (5)(7)	11/10/2025	15,000,000	15,000,000	15,000,000	2.0%
				15,000,000	15,000,000	15,000,000
Resolute Investment Managers, Inc.	Banking, Finance, Insurance & Real Estate	Senior Secured Second Lien Term Loan LIBOR + 7.500%, 1.000% Floor (4)(5)	4/30/2023	9,950,000	9,866,809	9,950,000	1.3%
				9,950,000	9,866,809	9,950,000
Rhombus Cinema Holdings, LP	Media: Diversified & Production	Preferred Equity 10.000% PIK - 7,449 shares (5)(9)		—	4,584,207	5,123,448	0.7%
		Common Units - 3,163 units (5) (9) (11)		—	3,162,793	1,848,273	0.2%
				—	7,747,000	6,971,721
RMS Holding Company, LLC	Services: Business	Senior Secured First Lien Term Loan LIBOR + 6.000%, 1.000% Floor (4) (5)	11/16/2022	14,962,500	14,962,500	14,962,500	2.0%
		Senior Secured First Lien Term Loan LIBOR + 6.000%, 1.000% Floor (4)(5)(6)	11/16/2022	1,262,593	1,262,593	1,262,593	0.2%
				16,225,093	16,225,093	16,225,093
SavATree, LLC	Environmental Industries	Senior Secured First Lien Term Loan LIBOR + 5.250%, 1.000% Floor (5)(6)(7)	6/2/2022	4,058,089	4,058,089	4,082,837	0.6%
				4,058,089	4,058,089	4,082,837
SFP Holding, Inc.	Construction & Building	Senior Secured First Lien Term Loan LIBOR + 6.250%, 1.000% Floor (4)(5)(6)	9/1/2022	4,277,778	4,277,778	4,277,778	0.6%
		Equity - 0.94% of outstanding equity (5) (11)		—	400,000	400,000	0.1%
				4,277,778	4,677,778	4,677,778
Ship Supply Acquisition Corporation	Services: Business	Senior Secured First Lien Term Loan LIBOR + 8.000%, 1.000% Floor (4)(5)	7/31/2020	22,187,500	22,187,500	21,284,469	2.9%
				22,187,500	22,187,500	21,284,469
Simplified Logistics, LLC	Services: Business	Senior Secured First Lien Term Loan LIBOR + 6.500%, 1.000% Floor (4)(5)(6)	2/28/2022	402,500	402,500	402,500	0.1%
		Senior Secured First Lien Term Loan LIBOR + 6.500%, 1.000% Floor (4)(5)(6)	2/28/2022	17,855,593	17,855,593	17,855,593
				18,258,093	18,258,093	18,258,093
Sizzling Platter, LLC	Hotel, Gaming & Leisure	Senior Secured First Lien Term Loan LIBOR + 7.500%, 1.000% Floor (7)	4/28/2020	15,000,000	15,000,000	15,000,000	2.0%
				15,000,000	15,000,000	15,000,000

Company(1)(2)	Industry	Type of Investment	Maturity	Par Amount	Cost	Fair Value	% of Net Assets(3)
SMART Financial Operations, LLC	Retail	Senior Secured First Lien Term Loan LIBOR + 10.000%, 1.000% Floor (4)(5)(6)	11/22/2021	3,700,000	3,700,000	3,798,000	0.5%
		Preferred Equity - 1,000,000 units (5) (9) (11)		1,000,000	1,000,000	1,050,000	0.1%
				4,700,000	4,700,000	4,848,000
Smile Doctors LLC	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loan LIBOR + 5.750%, 1.000% Floor (5)(7)	10/6/2022	4,401,871	4,401,871	4,401,870	0.6%
		Senior Secured First Lien Term Loan LIBOR + 5.750%, 1.000% Floor (5)(6)(7)	10/6/2022	823,065	823,065	823,065	0.1%
				5,224,936	5,224,936	5,224,935
Southwest Dealer Services, Inc.	Automotive	Senior Secured First Lien Term Loan LIBOR + 6.000%, 1.000% Floor (4)(5)	6/2/2022	4,838,750	4,838,750	4,838,750	0.7%
				4,838,750	4,838,750	4,838,750
SRS Software, LLC	High Tech Industries	Senior Secured First Lien Term Loan LIBOR + 7.000%, 1.000% Floor (4)(5)(6)	2/17/2022	19,353,750	19,353,750	19,522,128	2.6%
				19,353,750	19,353,750	19,522,128
Starfish Holdco LLC	High Tech Industries	Senior Secured Second Lien Term Loan LIBOR + 9.000%, 1.000% Floor (4)(5)	8/18/2025	4,000,000	3,942,308	3,940,000	0.5%
				4,000,000	3,942,308	3,940,000
TCH-2 Holdings, LLC	Hotel, Gaming & Leisure	Senior Secured Second Lien Term Loan LIBOR + 7.750%, 1.000% Floor (7)(16)	11/6/2021	3,636,364	3,603,131	3,636,364	0.5%
				3,636,364	3,603,131	3,636,364
Techniplas, LLC	Automotive	Senior Secured First Lien Notes 10.000% (8)	5/1/2020	6,000,000	6,000,000	4,930,200	0.7%
				6,000,000	6,000,000	4,930,200
The Garretson Resolution Group, Inc.	Services: Business	Senior Secured First Lien Term Loan LIBOR + 6.500%, 1.000% Floor (4)(5)	5/24/2021	9,375,000	9,345,609	9,277,500	1.3%
				9,375,000	9,345,609	9,277,500
The Octave Music Group, Inc.	Media: Diversified & Production	Senior Secured Second Lien Term Loan LIBOR + 8.250%, 1.000% Floor (4)(5)(16)	5/27/2022	7,500,000	7,500,000	7,500,000	1.0%
				7,500,000	7,500,000	7,500,000
Transocean Phoenix 2 Ltd.	Energy: Oil & Gas	Senior Secured First Lien Notes 7.750% (5)(8)(14)	10/15/2024	6,750,000	6,648,755	7,342,650	1.0%
				6,750,000	6,648,755	7,342,650
Truco Enterprises, LP	Beverage & Food	Senior Secured First Lien Term Loan LIBOR + 7.190%, 1.000% Floor (5)(7)	4/26/2021	9,567,540	9,567,540	9,567,540	1.3%
				9,567,540	9,567,540	9,567,540
True Religion Apparel, Inc.	Retail	Senior Secured First Lien Term Loan 10.000%	10/27/2022	147,321	140,238	139,999	0.0%
		Common Stock - 1,964 shares (11)		—	—	—	0.0%
		Warrants - 0.10% of outstanding equity (11)		—	—	—	0.0%
				147,321	140,238	139,999
U.S. Auto Sales Inc.	Banking, Finance, Insurance & Real Estate	Senior Secured Second Lien Term Loan LIBOR + 11.750%, 1.000% Floor (5)(7)(12)	6/8/2020	5,500,000	5,500,000	5,544,550	0.7%
				5,500,000	5,500,000	5,544,550
U.S. Well Services, LLC	Energy: Oil & Gas	Warrants - 2.04% of outstanding equity (11)	2/21/2019	—	173	—	0.0%
				—	173	—
Vail Holdco Corp.	Wholesale	Preferred Equity 12.500% PIK - 19,700 shares (5)(11)		—	18,839,643	18,839,110	2.5%
		Preferred Equity - 15,250 shares (5)(11)		—	15,250,000	15,250,000	2.1%

Company(1)(2)	Industry	Type of Investment	Maturity	Par Amount	Cost	Fair Value	% of Net Assets(3)
		Warrants - 0.985% of outstanding equity (5)(11)		—	860,357	860,310	0.1%
				—	34,950,000	34,949,420
Valence Surface Technologies, Inc.	Aerospace & Defense	Senior Secured First Lien Term Loan LIBOR + 5.500%, 1.000% Floor (4)(5)	6/13/2019	4,077,629	4,069,535	4,042,562	0.5%
				4,077,629	4,069,535	4,042,562
Velocity Pooling Vehicle, LLC	Automotive	Senior Secured First Lien Term Loan 12.000% (5)	8/15/2018	698,931	698,931	698,931	0.1%
		Senior Secured First Lien Term Loan LIBOR + 4.000%, 1.000% Floor (5)(13)(15)	5/14/2021	1,683,230	995,554	185,155	0.0%
		Senior Secured Second Lien Term Loan LIBOR + 7.250%, 1.000% Floor (5)(13)(15)	5/13/2022	20,625,000	18,717,854	206,250	0.0%
				23,007,161	20,412,339	1,090,336
VOYA CLO 2016-2, LTD.	Multi-Sector Holdings	Subordinated Notes 7.635% effective yield (5)(8)(9)(10)	7/19/2028	22,842,661	19,102,817	17,792,149	2.4%
				22,842,661	19,102,817	17,792,149
Watermill-QMC Holdings, Corp.	Automotive	Equity - 2.3% partnership interest (5)(9)(11)		—	902,277	1,170,254	0.2%
				—	902,277	1,170,254
YRC Worldwide Inc.	Transportation: Cargo	Senior Secured First Lien Term Loan LIBOR + 8.500%, 1.000% Floor (4)(9)	7/26/2022	8,569,133	8,379,051	8,522,859	1.2%
				8,569,133	8,379,051	8,522,859
Z Gallerie, LLC	Retail	Senior Secured First Lien Term Loan LIBOR + 6.500%, 1.000% Floor (5)(7)	10/8/2020	4,646,901	4,620,082	4,646,901	0.6%
				4,646,901	4,620,082	4,646,901

Total non-controlled/non-affiliated investments					$975,968,734	$917,820,822	124.0%

Controlled/affiliated investments – 19.8%(17)
AAR Intermediate Holdings, LLC	Energy: Oil & Gas	Senior Secured First Lien Term Loan LIBOR + 5.000%, 1.000% Floor (4)(5)(6)	9/30/2021	188,669	188,669	188,669	0.0%
		Senior Secured First Lien Term Loan LIBOR + 5.000%, 1.000% Floor (4)(5)	9/30/2021	3,144,481	3,144,481	3,144,481	0.4%
		Senior Secured First Lien Term Loan LIBOR + 8.000%, 1.000% Floor, PIK (4)(5)	9/30/2021	7,078,964	6,066,217	7,078,964	1.0%
		Membership Units - 7.55 units (5)(11)		—	—	—	0.0%
				10,412,114	9,399,367	10,412,114
Access Media Holdings, LLC	Media: Broadcasting & Subscription	Senior Secured First Lien Term Loan 5.000%, 5.000% PIK (5)	7/22/2020	7,390,587	7,390,587	7,390,587	1.0%
		Common Stock - 14 units (5) (9) (11)		—	—	—	0.0%
		Preferred Equity - 1,400,000 units (5)(9)(11)		—	1,400,000	—	0.0%
		Preferred Equity - 700,000 units (5)(9)(11)		—	700,000	—	0.0%
		Preferred Equity - 466,200 units (5)(6)(9)(11)		—	466,200	130,200	0.0%
				7,390,587	9,956,787	7,520,787
Capstone Nutrition, Inc.	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loan LIBOR + 12.500%, 1.000% Floor, PIK (4)(5)(13)	9/25/2020	20,286,895	15,619,898	12,042,301	1.6%
		Senior Secured First Lien Term Loan LIBOR + 12.500%, 1.000% Floor, PIK (4)(5)(13)	9/25/2020	8,778,122	6,869,187	5,210,693	0.7%

Company(1)(2)	Industry	Type of Investment	Maturity	Par Amount	Cost	Fair Value	% of Net Assets(3)
		Common Stock - 2,197.8 shares (5)(11)		—	9	—	0.0%
		Common Stock - 3,498.5 shares(5)(11)		—	—	—	0.0%
		Common Stock - 7,068.3 shares(5)(11)		—	300,002	—	0.0%
				29,065,017	22,789,096	17,252,994
MCM 500 East Pratt Holdings, LLC	Banking, Finance, Insurance & Real Estate	Equity - 455,871 units (9)(11)		—	455,871	455,871	0.1%
				—	455,871	455,871
MCM Capital Office Park Holdings LLC	Banking, Finance, Insurance & Real Estate	Equity - 7,500,000 units(6)(9)(11)		—	7,500,000	7,500,000	1.0%
				—	7,500,000	7,500,000
Nomida, LLC	Construction & Building	Senior Secured First Lien Term Loan 10.000% (9)	12/1/2020	2,935,000	2,935,000	2,935,000	0.4%
		Equity 5,400,000 units (9)(11)		—	5,400,000	5,400,000	0.7%
				2,935,000	8,335,000	8,335,000
Sierra Senior Loan Strategy JV I LLC	Multi-Sector Holdings	Equity - 87.5% ownership of SIC Senior Loan Strategy JV I LLC (6)(9)		79,816,250	79,816,250	79,515,513	10.7%
				79,816,250	79,816,250	79,515,513
TwentyEighty, Inc.	Services: Business	Senior Secured First Lien Term Loan 1.000%, 7.000% PIK (4)	3/31/2020	6,696,055	6,696,055	6,696,055	0.9%
		Senior Secured First Lien Term Loan 0.250%, 8.750% PIK (4)	3/31/2020	6,122,689	5,627,149	5,501,849	0.7%
		Senior Secured First Lien Term Loan LIBOR + 3.500%, 1.000% Floor, 4.500% PIK (4)(6)	3/31/2020	3,098,085	3,084,498	3,098,085	0.4%
		Common Units - 58,098 units (11)		—	—	—	0.0%
				15,916,829	15,407,702	15,295,989

Total controlled/affiliated investments					$153,660,073	$146,288,268	19.8%

Money market fund – 2.5%					—	917,820,822
Federated Institutional Prime Obligations Fund (18)		Money Market 1.440%		12,932,993	12,932,993	12,932,993	1.7%
Total money market fund					$12,932,993	$12,932,993	1.7%

Derivative Instrument - Long Exposure					Notional Amount	Unrealized Appreciation/(Depreciation)
Total return swap with Citibank, N.A. (Note 5)		Total Return Swap			175,519,693	(5,354,868)
Total derivative instrument - long exposure					$175,519,693	$(5,354,868)

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

See accompanying notes to consolidate financial statements

SIERRA INCOME CORPORATION
Notes to Consolidated Financial Statements
December 31, 2018
Note 1. Organization

Sierra Income Corporation (the “Company”) was incorporated under the general corporation laws of the State of Maryland on June 13, 2011 and formally commenced operations on April 17, 2012. The Company is an externally managed, non-diversified closed-end management investment company that has elected to be treated as a business development company (“BDC”) under the Investment Company Act of 1940 (the "1940 Act"). The Company is externally managed by SIC Advisors LLC (“SIC Advisors”), a registered investment adviser under the Investment Advisers Act of 1940, as amended (the “Advisers Act”). SIC Advisors is a wholly owned subsidiary of Medley LLC, which is controlled by Medley Management Inc., a publicly traded asset management firm (NYSE: MDLY), which in turn is controlled by Medley Group LLC, an entity wholly-owned by the senior professionals of Medley LLC. The term “Medley” refers to the collective activities of Medley Capital LLC, Medley LLC, Medley Management Inc., Medley Group LLC, SIC Advisors, associated investment funds and their respective affiliates. The Company has elected, and intends to qualify annually, to be treated for U.S. federal income tax purposes as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”). The Company’s fiscal year-end is December 31.

On April 17, 2012, the Company successfully reached its minimum escrow requirement and officially commenced operations by issuing 1,108,033 shares of common stock to SIC Advisors for gross proceeds of $10,000,000. On July 2, 2018, the Company’s board of directors determined to terminate the Company’s offering effective as of July 31, 2018. As of December 31, 2018, the Company has sold a total of 98,502,907 shares of common stock, which includes shares issued as part of the distribution reinvestment plan (see Note 13), for total proceeds of $1.0 billion, which includes the shares sold to SIC Advisors. The proceeds from the issuance of common stock are presented in the Company’s consolidated statements of changes in net assets and Consolidated Statements of Cash Flows and are presented net of selling commissions and dealer manager fees.

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

Agreements and Plan of Mergers
On August 9, 2018, the Company entered into definitive agreements to acquire Medley Capital Corporation (NYSE/TASE: MCC, “MCC”) and Medley Management Inc.(NYSE: MDLY, “MDLY”). Pursuant to the Agreement and Plan of Merger, dated as of August 9, 2018, by and between MCC and Sierra (the “MCC Merger Agreement”), MCC will, on the terms and subject to the conditions set forth in the MCC Merger Agreement, merge with and into the Company, with the Company as the surviving entity (the “Combined Company”) in the merger (the “MCC Merger”). Under the MCC Merger, each share of MCC’s common stock issued and outstanding immediately prior to the MCC Merger effective time, other than shares of MCC’s common stock held by MCC, Sierra or their respective wholly owned subsidiaries, will be converted into the right to receive 0.8050 shares of the Company’s common stock.

Simultaneously, pursuant to the Agreement and Plan of Merger (the “MDLY Merger Agreement”), dated as of August 9, 2018, by and among MDLY, the Company, and Sierra Management, Inc., a newly formed Delaware corporation and a wholly owned subsidiary of the Company (“Merger Sub”), MDLY will, on the terms and subject to the conditions set forth in the MDLY Merger Agreement, merge with and into Merger Sub, with Merger Sub as the surviving company in the Merger (the “MDLY Merger” together with the MCC Merger, the “Mergers”), and MDLY’s existing asset management business will continue to operate as a wholly owned subsidiary of the Combined Company. In the MDLY Merger, each share of MDLY Class A common stock, issued and outstanding immediately prior to the MDLY Merger effective time, other than Dissenting Shares (as defined in the MDLY Merger Agreement) and shares of MDLY Class A common stock held by MDLY, the Company or their respective wholly owned subsidiaries, will be converted into the right to receive (i) 0.3836 shares of our common stock; plus (ii) cash in an amount equal to $3.44 per share. In addition, MDLY’s stockholders will have the right to receive certain dividends and/or other payments. If the Mergers are successfully consummated, our common stock will be listed on the New York Stock Exchange under the symbol “SRA” and the Tel Aviv Stock Exchange, with such listings expected to be effective as of the closing date of the Mergers. Upon completion of the Mergers, the investment portfolios of MCC and the Company would be combined, Merger Sub, as a successor to MDLY, would be a wholly owned subsidiary of the Combined Company, and the Combined Company would be internally managed by MCC Advisors LLC, its wholly controlled adviser subsidiary.

The Mergers are subject to the satisfaction or waiver of closing conditions, including, but not limited to: (a) the approval of the MCC Merger and the MDLY Merger by our stockholders by the affirmative vote of at least a majority of all our stockholders, the approval of the adoption of the MCC Merger Agreement by MCC’s stockholders, and the approval of the adoption of the MDLY Merger Agreement by MDLY’s stockholders, voting separately at their respective special meetings; (b) the receipt of an exemptive order from the SEC, an exemptive application for which has been filed by the Company, MCC and MDLY and certain of their subsidiaries; and (c) the approval by the SBA relating to the transfer of MCC’s SBIC license. No assurance can be given that such SEC exemptive order will be issued or SBA approval will be received or that any of the other closing conditions will be satisfied or waived.

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

Deferred Transaction Costs
Transaction costs, incurred in connection with the Mergers by and among the Company, MCC, MDLY and Merger Sub (see Note 1), are deferred until the termination or closing of the Mergers.

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

The Company holds debt investments that contain a payment-in-kind (PIK) interest provision. PIK interest, which represents contractually deferred interest added to the investment balance that is generally due at maturity, is recorded on an accrual basis to the extent such amounts are expected to be collected. PIK interest is not accrued if the Company does not expect the issuer to be able to pay all principal and interest when due. For the years ended December 31, 2018, 2017 and 2016, the Company earned $4,275,731, $5,744,741 and $3,230,135 in PIK interest, respectively.

Investment transactions are accounted for on a trade-date basis. Realized gains or losses on investments are measured by the difference between the net proceeds from the disposition and the amortized cost basis of investment, without regard to unrealized gains or losses previously recognized. During the years ended December 31, 2018, 2017 and 2016, the Company recognized $47,049,926, $19,723,891 and $15,548,224, respectively in realized losses related to certain non-cash restructuring transactions, which are recorded on the Consolidated Statements of Operations as a component of net realized gain/(loss) from non-controlled/non-affiliated investments. The Company reports changes in fair value of investments that are measured at fair value as a component of the net change in unrealized appreciation/(depreciation) on investments in the Consolidated Statements of Operations. For total return swap transactions (see Note 5), periodic payments are received or made at the end of each settlement period, but prior to settlement are recorded as realized gains or losses on total return swap in the Consolidated Statements of Operations.

Management reviews all loans that become 90 days or more past due on principal and interest or when there is reasonable doubt that principal or interest will be collected for possible placement on management's designation of non-accrual status. Accrued interest is generally reserved when a loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment regarding collectability. Loans on non-accrual status are restored to accrual status when past due principal and interest is paid and, in management’s judgment, are likely to remain current, although the Company may make exceptions to this general rule if the loan has sufficient collateral value and is in the process of collection. As of December 31, 2018, seven portfolio investments were on non-accrual status with a cost of $87,597,395, or 8.7% of the cost of the Company's portfolio, and a fair value of $41,109,398 or 4.5% of the fair value of the Company's portfolio. As of December 31, 2017, seven portfolio investments were on non-accrual status with a cost of $85,350,257, or 7.6% of the cost of the Company's portfolio, and a fair value of $27,848,048 or 2.6% of the fair value of the Company's portfolio.

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

U.S. Federal Income Taxes
The Company has elected, and intends to qualify annually, to be treated as a RIC under Subchapter M of the Code. In order to continue to qualify as a RIC, among other things, the Company is required to meet certain source of income and asset diversification requirements and timely distribute to its stockholders at least 90% of the sum of its investment company taxable income ("ICTI") including PIK, as defined by the Code, and net tax-exempt interest income (which is the excess of the Company’s gross tax-exempt interest income over certain disallowed deductions) for each taxable year in order to be eligible for tax treatment under Subchapter M of the Code. Depending on the level of ICTI earned in a tax year, the Company may choose to carry forward ICTI in excess of current year dividend distributions into the next tax year. Any such carryover ICTI must be distributed before the end of that next tax year through a dividend declared prior to filing the final tax return related to the year which generated such ICTI.

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

The Taxable Subsidiaries accrue income taxes payable based on the applicable corporate rates on the unrealized gains generated by the investments held by the Taxable Subsidiaries. As of December 31, 2018 and 2017, the Company recorded a deferred tax liability of $0 and $291,454, respectively, on the Consolidated Statements of Assets and Liabilities. The change in deferred tax liabilities is included as a component of net realized and unrealized gain/(loss) on investments on the Consolidated Statements of Operations. On December 22, 2017, the United States enacted tax reform legislation through the Tax Cuts and Jobs Act, which significantly changes the existing U.S. tax laws, including a reduction in the corporate tax rate from 35% to 21%, a move from a worldwide tax system to a territorial system, as well as other changes. The Company's Taxable Subsidiaries provisional tax will be based on the new federal corporate tax rate of 21% for the tax year 2018. This estimate incorporates assumptions made based on the Taxable Subsidiaries' current interpretation of the Tax Act and may change, possibly materially, as the Company completes its analysis and receives additional clarification and implementation guidance.

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

The Company accounts for income taxes in conformity with ASC Topic 740 - Income Taxes (“ASC 740”). ASC 740 provides guidelines for how uncertain tax positions should be recognized, measured, presented and disclosed in financial statements. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions deemed to meet the “more-likely-than-not” threshold would be recorded as a tax benefit or expense in the current period. The Company recognizes interest and penalties, if any, related to unrecognized tax benefits as income tax expense in the Consolidated Statements of Operations. There were no interest or penalties due to material uncertain income tax positions at December 31, 2018, 2017 and 2016.

Permanent differences between ICTI and net investment income for financial reporting purposes are reclassified among capital accounts in the financial statements to reflect their tax character. During the years ended December 31, 2018, 2017 and 2016, the Company reclassified for book purposes amounts arising from permanent book/tax differences related to reversal of subsidiary blocker level dividends, and non-deductible excise tax paid.

	As of December 31,
	2018	2017	2016
Capital in excess of par value	$2,281,761	$(3,062,466)	$—
Total distributable earnings/(loss)	(2,281,761)	3,062,466	—

The following table reflects, for U.S. federal income tax purposes, the sources of the cash distributions that the Company has paid on its common stock during the years ended December 31, 2018, 2017 and 2016:

	2018		2017		2016
Source of Distribution	Distribution Amount	Percentage	Distribution Amount	Percentage	Distribution Amount	Percentage
Ordinary income	$62,256,547	100.0%	$61,549,954	100.0%	$68,596,940	100.0%
Distributions on a tax basis:	$62,256,547	100.0%	$61,549,954	100.0%	$68,596,940	100.0%

For U.S. federal income tax purposes, the cost of investments owned as of December 31, 2018, 2017 and 2016 was $1,010,325,183, $1,126,729,528 and $1,026,556,117, respectively. For the year ended December 31, 2018, gross unrealized appreciation and depreciation for U.S. federal income tax purposes were $11,096,251 and $97,940,672, respectively, resulting in net unrealized depreciation of $86,844,421. For the year ended December 31, 2017, gross unrealized appreciation and depreciation for U.S. federal income tax purposes were $13,026,716 and $75,647,154, respectively, resulting in net unrealized depreciation of $62,620,438. For the year ended December 31, 2016, gross unrealized appreciation and depreciation for U.S. federal income tax purposes were $10,295,224 and $53,707,019, respectively, resulting in net unrealized depreciation of $43,411,795.

The following table shows the components of distributable earnings on a tax basis which includes temporary and other book/tax differences, primarily relating to wash sales, passive foreign investment company un-reversed inclusions, partnership basis adjustments, defaulted bond income accruals, upfront fees remaining to be amortized, outstanding loan fees and open TRS swap marked to market as of December 31, 2018, 2017 and 2016:

	2018	2017	2016
Ordinary income	$377,319	$9,915,144	$5,591,260
Other temporary differences	—	—	(1,281)
Short term capital loss carryover	(11,404,648)	(9,397,818)	(1,509,069)
Long term capital loss carryover	(98,932,911)	(41,394,155)	(18,198,466)
Unrealized appreciation (depreciation)	(86,757,821)	(62,825,288)	(43,602,229)
Components of tax distributable earnings at year end	$(196,718,061)	$(103,702,117)	$(57,719,785)

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

Recently Adopted Accounting Pronouncements
The Company adopted ASU 2014-09, Revenue from Contracts with Customers, effective on January 1, 2018 using the modified retrospective method. Substantially all revenue streams are excluded from the scope of the new standard and the adoption of the standard had no material impact on the Company’s consolidated financial statements.

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

Pending Accounting Pronouncements
In March 2017, the FASB issued ASU 2017-08, Receivables - Nonrefundable Fees and Other Costs (“ASU 2017-08”). The amendments in ASU 2017-08 require premiums on purchased callable debt securities to be amortized to the security’s earliest call date. Prior to this ASU, premiums and discounts on purchased callable debt securities were generally required to be amortized to the security’s maturity date. The amendments in ASU 2017-08 do not require any changes to treatment of securities held at a discount. ASU 2017-08 is effective on January 1, 2019, with early adoption permitted. The Company does not expect the adoption to have a material impact on its consolidated financial statements.

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820) - Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement. ASU 2018-13 eliminates, adds and modifies certain disclosure requirements for fair value measurements. This guidance is effective for the Company on January 1, 2020 and early adoption is permitted. The Company is currently assessing the potential impact of this guidance to the fair value disclosures.

Note 3. Investments

The following table shows the amortized cost and the fair value of the Company’s portfolio investments as of December 31, 2018:

	Amortized Cost	Percentage	Fair Value	Percentage
Senior secured first lien term loans	$532,302,573	52.9%	$479,593,279	52.0%
Senior secured second lien term loans	174,258,971	17.3	169,923,547	18.4
Senior secured first lien notes	37,930,308	3.8	35,495,093	3.8
Subordinated notes	77,930,062	7.7	66,187,857	7.2
Sierra Senior Loan Strategy JV I LLC	92,050,000	9.2	82,515,860	8.9
Equity/warrants	91,194,948	9.1	89,765,126	9.7
Total	$1,005,666,862	100.0%	$923,480,762	100.0%

The following table shows the amortized cost and the fair value of the Company’s portfolio investments as of December 31, 2017:

	Amortized Cost	Percentage	Fair Value	Percentage
Senior secured first lien term loans	$609,837,869	54.0%	$569,902,295	53.5%
Senior secured second lien term loans	43,955,411	3.9	42,758,067	4.0
Senior secured first lien notes	251,114,921	22.2	231,837,616	21.8
Subordinated notes	74,598,558	6.6	74,341,284	7.0
Sierra Senior Loan Strategy JV I LLC	79,816,250	7.1	79,515,513	7.5
Equity/warrants	70,305,798	6.2	65,754,315	6.2
Total	$1,129,628,807	100.0%	$1,064,109,090	100.0%

The following table shows the composition of the Company’s portfolio investments by industry classification at amortized cost and fair value as of December 31, 2018:

	Amortized Cost	Percentage	Fair Value	Percentage
Services: Business	$168,346,878	16.7%	$156,398,957	16.9%
Multi-Sector Holdings	169,027,682	16.8	147,751,337	16.0
Healthcare & Pharmaceuticals	87,119,313	8.7	75,750,145	8.2
High Tech Industries	78,073,842	7.8	72,744,712	7.9
Aerospace & Defense	55,819,556	5.6	55,177,303	6.0
Banking, Finance, Insurance & Real Estate	48,224,496	4.8	53,079,983	5.7
Construction & Building	51,971,781	5.2	50,606,634	5.5
Wholesale	39,508,090	3.9	42,859,121	4.6
Hotel, Gaming & Leisure	34,674,478	3.4	34,305,563	3.7
Transportation: Cargo	26,079,018	2.6	25,736,261	2.8
Automotive	27,246,738	2.7	25,711,838	2.8
Consumer Goods: Durable	23,711,250	2.4	23,617,293	2.6
Chemicals, Plastics & Rubber	22,340,768	2.2	22,245,236	2.4
Containers, Packaging & Glass	17,132,082	1.7	16,165,041	1.8
Media: Advertising, Printing & Publishing	16,288,815	1.6	15,298,916	1.7
Energy: Oil & Gas	25,566,916	2.5	14,779,343	1.6
Media: Diversified & Production	15,247,000	1.5	14,321,399	1.6
Services: Consumer	11,931,429	1.2	11,801,389	1.3
Capital Equipment	11,187,500	1.1	11,187,500	1.2
Retail	11,672,849	1.2	8,605,149	0.9
Forest Products & Paper	7,476,045	0.7	7,690,117	0.8
Consumer Goods: Non-durable	8,767,556	0.9	7,522,988	0.8
Transportation: Consumer	7,402,367	0.7	7,402,367	0.8
Metals & Mining	19,743,260	2.0	6,925,615	0.7
Environmental Industries	4,906,721	0.5	5,164,068	0.6
Media: Broadcasting & Subscription	10,372,207	1.0	5,053,547	0.5
Beverage & Food	4,965,308	0.5	4,742,100	0.5
Telecommunications	862,917	0.1	836,840	0.1
Total	$1,005,666,862	100%	$923,480,762	100%

The following table shows the composition of the Company’s portfolio investments by industry classification at amortized cost and fair value as of December 31, 2017:

	Amortized Cost	Percentage	Fair Value	Percentage
Multi-Sector Holdings	$154,414,808	13.7%	$153,856,797	14.5%
Services: Business	148,161,667	13.1	146,953,643	13.8
Healthcare & Pharmaceuticals	97,232,777	8.6	91,755,106	8.6
High Tech Industries	75,090,922	6.6	72,406,421	6.8
Aerospace & Defense	66,311,880	5.9	66,643,836	6.3
Banking, Finance, Insurance & Real Estate	63,803,867	5.6	63,954,055	6.0
Chemicals, Plastics & Rubber	21,166,845	1.9	21,154,595	2.0
Construction & Building	53,442,004	4.7	53,936,884	5.1
Wholesale	47,212,500	4.2	47,202,110	4.4
Hotel, Gaming & Leisure	67,502,603	6.0	44,379,508	4.2
Transportation: Cargo	36,257,578	3.2	36,660,325	3.4
Energy: Oil & Gas	36,199,596	3.2	34,983,825	3.3
Beverage & Food	31,534,581	2.8	31,625,675	3.0
Telecommunications	26,007,433	2.3	25,579,647	2.4
Media: Advertising, Printing & Publishing	24,694,311	2.2	24,692,940	2.3
Containers, Packaging & Glass	22,128,033	2.0	22,128,034	2.1
Metals & Mining	21,202,310	1.9	21,202,310	2.0
Retail	27,846,032	2.5	19,931,113	1.9
Automotive	36,186,832	3.2	16,154,337	1.5
Capital Equipment	14,730,032	1.3	14,726,702	1.4
Media: Diversified & Production	15,247,000	1.3	14,471,721	1.4
Media: Broadcasting & Subscription	15,918,385	1.4	13,438,549	1.3
Services: Consumer	9,497,960	0.8	8,631,158	0.8
Transportation: Consumer	7,614,095	0.7	7,614,095	0.7
Consumer Goods: Non-durable	6,166,667	0.5	5,942,867	0.6
Environmental Industries	4,058,089	0.4	4,082,837	0.4
Total	$1,129,628,807	100.0%	$1,064,109,090	100.0%
See the Consolidated Schedule of Investments for industry classifications of the underlying TRS reference assets as of December 31, 2018 and 2017.
The following table shows the composition of the Company’s portfolio investments by geography classification at fair value as of December 31, 2018 and 2017 :

	December 31, 2018		December 31, 2017
Geography	Fair Value	Percentage	Fair Value	Percentage
United States	$853,885,729	92.4%	$985,247,246	92.1%
Cayman Islands	65,235,477	7.1	74,341,284	7.1
Canada	4,359,556	0.5	4,520,560	0.8
Total	$923,480,762	100.0%	$1,064,109,090	100.0%

Transactions with Controlled/Affiliated Companies
During the years ended December 31, 2018 and 2017, the Company had investments in portfolio companies designated as controlled/affiliated investments under the 1940 Act. Transactions with controlled/affiliated investments were as follows:

Name of Investment(3)	Type of Investment	Fair Value at December 31, 2017	Purchases/ (Sales) of Investments	Transfers In/(Out) of Investments	Net change in unrealized appreciation/ (depreciation)	Realized Gain/(Loss)	Fair Value at December 31, 2018	Income Earned
1888 Industrial Services, LLC	Senior Secured First Lien Term Loan	$188,669	$754,675	$—	$—	$—	$943,344	$63,619
	Senior Secured First Lien Term Loan	3,144,481	—	—	—	—	3,144,481	228,910
	Senior Secured First Lien Term Loan	7,078,964	956,205	—	(2,029,546)	—	6,005,623	777,325
	Membership Units	—	—	—	—	—	—	—
Access Media Holdings, LLC	Senior Secured First Lien Term Loan	7,390,587	31,820	—	(2,280,660)	—	5,141,747	—
	Common Stock	—	—	—	—	—	—	—
	Preferred Equity	—	—	—	—	—	—	—
	Preferred Equity	—	—	—	—	—	—	—
	Preferred Equity	130,200	383,600	—	(602,000)	—	(88,200)	—
Caddo Investors Holdings 1 LLC	Equity	—	4,972,863	—	214,072	—	5,186,935	55,243
Capstone Nutrition, Inc.	Senior Secured First Lien Term Loan	12,042,301	32,381	—	(2,550,506)	—	9,524,176	—
	Senior Secured First Lien Term Loan	5,210,693	399,652	—	(1,327,364)	—	4,282,981	—
	Senior Secured First Lien Term Loan	—	1,745,510	—	—	—	1,745,510	263,298
	Common Stock	—	—	—	—	—	—	—
	Common Stock	—	—	—	—	—	—	—
	Common Stock	—	—	—	—	—	—	—
Charming Charlie LLC	Senior Secured First Lien Term Loan	—	3,121,470	—	—	—	3,121,470	267,004
	Senior Secured First Lien Term Loan	—	2,737,658	—	(1,222,111)	—	1,515,547	323,379
	Senior Secured First Lien Term Loan	—	182,617	—	—	—	182,617	9,740
	Common Stock		—	—	—	—	—	—
MCM 500 East Pratt Holdings, LLC	Equity	455,871	4,544,129	—	—	—	5,000,000	628,583
MCM Capital Office Park Holdings LLC	Equity	7,500,000	—	—	4,999,125	—	12,499,125	389,610
Medley Chiller Holdings LLC	Equity	—	8,627,500	—	470,657	—	9,098,157	164,050
Nomida LLC(1)	Senior Secured First Lien Term Loan	2,935,000	(2,935,000)	—	—	—	—	—
	Equity	5,400,000	(3,110,240)	—	(1,299,940)	—	989,820	—
Sierra Senior Loan Strategy JV I LLC(2)	Equity	79,515,513	12,233,750	—	(9,233,403)	—	82,515,860	8,225,000
TwentyEighty, Inc.	Senior Secured First Lien Term Loan	6,696,055	278,980	—	—	—	6,975,035	551,697
	Senior Secured First Lien Term Loan	5,501,849	779,215	—	216,397	—	6,497,461	577,907
	Senior Secured First Lien Term Loan	3,098,085	(2,770,720)	—	(15,689)	8,194	319,870	187,210
	Equity	—	—	—	404,943	—	404,943	—
Total		$146,288,268	$32,966,065	$—	$(14,256,025)	$8,194	$165,006,502	$12,712,575

Name of Investment(3)	Type of Investment	Fair Value at December 31, 2016	Purchases/ (Sales) of Investments	Transfers In/(Out) of Investments	Net change in unrealized appreciation/ (depreciation)	Realized Gain/(Loss)	Fair Value at December 31, 2017	Income Earned
AAR Intermediate Holdings, LLC	Senior Secured First Lien Term Loan	$—	$37,734	$150,935	$—	$—	$188,669	$10,532
	Senior Secured First Lien Term Loan	—	—	3,144,481	—	—	3,144,481	197,535
	Senior Secured First Lien Term Loan	—	811,418	5,254,799	1,012,747	—	7,078,964	637,969
	Membership Units	—	—	—	—	—	—	—
Access Media Holdings, LLC	Senior Secured First Lien Term Loan	—	364,573	7,026,014	—	—	7,390,587	728,397
	Common Stock	—	—	—	—	—	—	—
	Preferred Equity Series A	—	—	1,400,000	(1,400,000)	—	—	—
	Preferred Equity Series AA	—	52,500	647,500	(700,000)	—	—	—
	Preferred Equity Series AAA	—	466,200		(336,000)	—	130,200	—
Capstone Nutrition	Senior Secured First Lien Term Loan	11,340,007	—	—	702,294	—	12,042,301	—
	Senior Secured First Lien Term Loan	4,906,812	—	—	303,881	—	5,210,693	—
	Common Stock	—	—	—	—	—	—	—
	Common Stock	—	—	—	—	—	—	—
	Common Stock	—	—	—	—	—	—	—
MCM East Pratt Holdings, LLC	Equity	—	455,871	—	—	—	455,871	—
MCM Capital Office Park Holdings LLC	Equity	7,500,000	—	—	—	—	7,500,000	623,377
Nomida LLC(1)	Senior Secured First Lien Term Loan	8,100,000	(5,165,000)	—	—	—	2,935,000	697,861
	Equity	5,400,000	—	—	—	—	5,400,000	—
Sierra Senior Loan Strategy JV I LLC(2)	Equity	60,496,647	19,031,250	—	(12,384)	—	79,515,513	7,262,500
TwentyEighty, Inc.	Senior Secured First Lien Term Loan	—	5,627,149	—	(125,300)	—	5,501,849	488,017
	Senior Secured First Lien Term Loan	—	6,696,055	—	—	—	6,696,055	488,249
	Senior Secured First Lien Term Loan	—	3,084,498	—	13,587	—	3,098,085	257,619
	Equity	—	—	—	—	—	—	—
Total		$97,743,466	$31,462,248	$17,623,729	$(541,175)	$—	$146,288,268	$11,392,056

(1)
Nomida, LLC ("Nomida") is a non-public real estate investment formed by the Company to purchase and develop a residential property. The Company is the sole equity shareholder of Nomida and has provided 100% of the debt financing to the entity. The Company is Nomida’s sole member responsible for Nomida’s daily operations. In addition, the Chief Financial Officer and Secretary of the Company also serves as President of Nomida. The assets of Nomida are comprised of a residential development property in the city of Chicago, IL and the proceeds of the loan from the Company; the liabilities of Nomida consist of the loan payable to the Company. As of December 31, 2018, the loan payable has been fully paid off.

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
Purchases/(sales) of investments in controlled affiliates are included in the purchases and sales presented on the Consolidated Statements of Cash Flows for the year ended December 31, 2018. Transfers in/(out) of control/affiliates represents the fair value for the month an investment became or was removed as a controlled/affiliated investment. Income received from controlled/affiliates is included in total investment income on the Consolidated Statements of Operations for the years ended December 31, 2018 and 2017.

In connection with certain of the Company’s investments, the Company receives warrants which are obtained for the objective of increasing the total investment returns and are not held for hedging purposes. For the years ended December 31, 2018 and 2017, the total fair value of warrants were $1,483,609 and $971,561, respectively, and were included in investments at fair value on the Consolidated Statements of Assets and Liabilities. Total realized and change in unrealized gains/(losses) related to warrants for the years ended December 31, 2018 and 2017, were $283,449 and $(815,866), respectively and were recorded on the Consolidated Statements of Operations in those accounts. The warrants are received in connection with individual investments and are not subject to master netting arrangements.
As of December 31, 2018, the Company held investments it has made directly to 74 investee companies with aggregate principal amounts of $917.0 million. As of December 31, 2017, the Company held investments it has made directly to 79 investee companies with aggregate principal amounts of $932.8 million. During the years ended December 31, 2018 and 2017, the Company made 94 and 117 investments to investee companies, respectively, with aggregate principal amounts of $232.7 million and $500.5 million, respectively. The details of the Company’s investments have been disclosed on the consolidated schedule of investments as well as in Note 4.
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

As of December 31, 2018 and 2017, Sierra JV had total capital commitments of $116 million and $100 million, respectively, with the Company providing $101.5 million and $87.5 million, respectively, and GALIC providing $14.5 million and $12.5 million, respectively. Approximately, $105.2 million and $91.2 million was funded as of December 31, 2018 and 2017, relating to these commitments, of which $92.1 million and $79.8 million were from the Company, respectively. The Company does not have the right to withdraw any of their respective capital commitment, unless in connection with a transfer of its membership interests. The Company may transfer full membership interests as long as it is approved by all members and transferred in a transaction exempt from the registration requirements of the Securities Act of 1933, as amended, or applicable state securities laws.

On August 4, 2015, Sierra JV entered into a senior secured revolving credit facility the ("JV Facility") led by Credit Suisse, AG ("CS") with commitments of $100 million subject to certain leverage and borrowing base restrictions. On December 29, 2015, the JV Facility was amended and the total commitments were increased to $135 million. On March 30, 2017, the Company amended the JV Facility previously administered by CS and facilitated the assignment of all rights and obligations of CS under the JV Facility to Deutsche Bank AG, New York Branch, ("DB") and increased the total loan commitments to $240 million. On May 26, 2017 commitments to the JV facility were increased from $240 million to $250 million. On March 29, 2019 the JV Facility reinvestment period was extended to June 28, 2019. The JV Facility bears interest at a rate of LIBOR (with no minimum) plus 2.50% per annum and the stated maturity date is March 30, 2022. As of December 31, 2018 and 2017, there were $204.9 million and $180.0 million outstanding under the JV Facility, respectively.

The following table shows a summary of Sierra JV's portfolio as of December 31, 2018 and 2017:

	December 31, 2018	December 31, 2017
Senior secured loans(1)	$284,070,735	$262,812,353
Weighted average current interest rate on senior secured loans(2)	7.61%	6.88%
Number of borrowers in the Sierra JV	58	52
Investments at fair value	$277,168,454	$257,714,909
Largest loan to a single borrower(1)	$11,058,001	$11,289,143
Total of five largest loans to borrowers(1)	$48,114,884	$47,048,607

(1)	At par value.

(2)	Computed as the (a) annual stated interest rate on accruing senior secured loans, divided by (b) total senior secured loans at principal amount.

The following is a listing of the individual investments in Sierra JV's portfolio as of December 31, 2018:

Company	Industry	Type of Investment	Maturity	Par Amount	Cost	Fair Value(1)
4Over International, LLC	Media: Advertising, Printing & Publishing	Senior Secured First Lien Term Loan LIBOR + 6.00% , 1.00% LIBOR Floor (2)	6/7/2022	$11,058,000	$11,058,000	$10,803,667
Acrisure, LLC	Banking, Finance, Insurance & Real Estate	Senior Secured First Lien Term Loan LIBOR + 4.25% , 1.00% LIBOR Floor (2)	11/22/2023	5,391,750	5,406,210	5,275,288
Avantor, Inc.	Wholesale	Senior Secured First Lien Term Loan LIBOR + 3.75% , 1.00% LIBOR Floor (2)	11/22/2024	5,694,738	5,640,336	5,505,104
BW NHHC Holdco Inc.	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loan LIBOR + 3.75% , 1.00% LIBOR Floor (2)	5/15/2025	5,221,132	5,147,587	5,081,727
Cardenas Markets LLC	Retail	Senior Secured First Lien Term Loan LIBOR + 5.75% , 1.00% LIBOR Floor (2)	11/29/2023	6,370,000	6,325,291	6,240,689
CD&R TZ Purchaser, Inc.	Services: Consumer	Senior Secured First Lien Term Loan LIBOR + 6.00% , 1.00% LIBOR Floor (4)	7/21/2023	6,350,272	6,287,883	6,094,356
CHA Consulting, Inc.	Construction & Building	Senior Secured First Lien Term Loans LIBOR + 4.50% , 1.00% LIBOR Floor (4)(6)	4/10/2025	1,364,384	1,358,254	1,360,973
Covenant Surgical Partners, Inc.	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loan LIBOR + 4.50% (4)(6)	10/4/2024	9,907,386	9,886,903	9,808,312
CT Technologies Intermediate Holdings, Inc.	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loan LIBOR + 4.25% , 1.00% LIBOR Floor (2)	12/1/2021	4,164,266	4,077,669	3,918,573
Deliver Buyer, Inc.	Capital Equipment	Senior Secured First Lien Term Loan LIBOR + 5.00% , 1.00% LIBOR Floor (2)	5/1/2024	530,639	529,418	530,640
Elite Comfort Solutions LLC.	Chemicals, Plastics & Rubber	Senior Secured First Lien Term Loan LIBOR + 6.50% , 1.00% LIBOR Floor (4)	1/15/2021	9,053,081	9,053,081	9,053,081
Envision Healthcare Corporation	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loan LIBOR + 3.75% , 1.00% LIBOR Floor (4)	10/10/2025	1,975,000	1,903,861	1,903,505
GC EOS Buyer, Inc.	Automotive	Senior Secured First Lien Term Loan LIBOR + 4.50% , 1.00% LIBOR Floor (2)	8/1/2025	2,182,031	2,161,444	2,138,391
GK Holdings, Inc.	Services: Business	Senior Secured First Lien Term Loan LIBOR + 6.00% , 1.00% LIBOR Floor (4)	1/20/2021	3,947,067	3,937,323	3,550,387
Glass Mountain Pipeline Holdings, LLC	Energy: Oil & Gas	Senior Secured First Lien Term Loan LIBOR + 4.50% , 1.00% LIBOR Floor (4)	12/23/2024	4,937,686	4,921,803	4,886,336
Golden West Packaging Group LLC	Forest Products & Paper	Senior Secured First Lien Term Loan LIBOR + 5.25% , 1.00% LIBOR Floor (2)	6/20/2023	7,227,034	7,227,034	7,227,034
High Ridge Brands Co.	Consumer Goods - Non-Durable	Senior Secured First Lien Term Loan LIBOR + 5.25% , 1.00% LIBOR Floor (4)	6/30/2022	3,046,875	3,019,176	2,808,914
Highline Aftermarket Acquisitions, LLC	Automotive	Senior Secured First Lien Term Loan LIBOR + 3.50% , 1.00% LIBOR Floor (2)	4/26/2025	4,097,059	4,084,725	3,976,605
InfoGroup, Inc	Services: Business	Senior Secured First Lien Term Loan LIBOR + 5.00% , 1.00% LIBOR Floor (4)	4/3/2023	4,912,500	4,877,385	4,843,725
Intermedia Holdings, Inc.	High Tech Industries	Senior Secured First Lien Term Loan LIBOR + 6.00% , 1.00% LIBOR Floor (4)	7/21/2025	4,000,000	3,962,225	3,992,000
Isagenix International, LLC	Wholesale	Senior Secured First Lien Term Loans LIBOR + 5.75% , 1.00% LIBOR Floor (4)	6/16/2025	2,900,624	2,885,432	2,864,077
Jackson Hewitt Tax Services Inc.	Services: Consumer	Senior Secured First Lien Term Loans LIBOR + 6.25% , 1.00% LIBOR Floor (2)	4/20/2023	5,962,500	5,962,500	5,962,500

Company	Industry	Type of Investment	Maturity	Par Amount	Cost	Fair Value(1)
Keystone Acquisition Corp.	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loan LIBOR + 5.25% , 1.00% LIBOR Floor (4)	5/1/2024	6,209,863	6,120,389	6,149,006
KNB Holdings Corporation	Consumer Goods: Durable	Senior Secured First Lien Term Loan LIBOR + 5.50% , 1.00% LIBOR Floor (4)	4/26/2024	4,967,510	4,891,868	4,868,159
LifeMiles Ltd.	Services: Consumer	Senior Secured First Lien Term Loan LIBOR + 5.50% , 1.00% LIBOR Floor (4)	8/18/2022	5,272,436	5,251,526	5,289,835
Loparex International B.V.	Containers, Packaging & Glass	Senior Secured First Lien Term Loans LIBOR + 4.25% , 1.00% LIBOR Floor (4)	4/11/2025	6,633,333	6,603,510	6,600,167
Manna Pro Products, LLC	Consumer Goods - Non-Durable	Senior Secured First Lien Term Loan LIBOR + 6.00% , 1.00% LIBOR Floor (2)(6)	12/8/2023	3,428,668	3,428,668	3,346,036
Midcoast Energy LLC	Energy: Oil & Gas	Senior Secured First Lien Term Loan LIBOR + 5.50% , 1.00% LIBOR Floor (4)	8/1/2025	5,486,250	5,434,568	5,321,663
New Media Holdings II LLC	Media: Advertising, Printing & Publishing	Senior Secured First Lien Term Loan LIBOR + 6.25% , 1.00% LIBOR Floor (2)	7/14/2022	3,539,854	3,530,822	3,522,155
NGS US Finco, LLC	Capital Equipment	Senior Secured First Lien Term Loans LIBOR + 4.25% , 1.00% LIBOR Floor (4)	10/1/2025	3,000,000	2,985,602	2,985,000
Northern Star Industries, Inc.	Capital Equipment	Senior Secured First Lien Term Loans LIBOR + 4.75% , 1.00% LIBOR Floor (4)	3/28/2025	4,218,125	4,199,230	4,098,330
Nuvei Technologies Corp.	Banking, Finance, Insurance & Real Estate	Senior Secured First Lien Term Loan LIBOR + 4.50% , 1.00% LIBOR Floor (2)	9/29/2025	6,394,823	6,342,533	6,330,876
Peraton Corp.	Aerospace and Defense	Senior Secured First Lien Term Loan LIBOR + 5.25% , 1.00% LIBOR Floor (4)	4/29/2024	3,432,576	3,419,467	3,374,908
PetroChoice Holdings, Inc.	Chemicals, Plastics & Rubber	Senior Secured First Lien Term Loan LIBOR + 5.00% , 1.00% LIBOR Floor (4)	8/19/2022	6,894,231	6,874,605	6,830,803
Plaskolite PPC	Chemicals, Plastics & Rubber	Senior Secured First Lien Term Loan LIBOR + 4.25% , 1.00% LIBOR Floor (4)	12/13/2025	3,250,000	3,185,563	3,185,000
Port Townsend Holdings Company, Inc.	Forest Products & Paper	Senior Secured First Lien Term Loans LIBOR + 4.75% , 1.00% LIBOR Floor (2)	4/3/2024	3,064,886	3,037,794	3,064,886
PT Network, LLC	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loan LIBOR + 5.50% , 1.00% LIBOR Floor (4)	11/30/2021	4,412,544	4,412,543	4,321,203
PVHC Holding Corp.	Containers, Packaging & Glass	Senior Secured First Lien Term Loan LIBOR + 4.75% , 1.00% LIBOR Floor (4)(6)	8/3/2024	1,987,293	1,977,928	1,977,356
Recorded Books, Inc.	Media: Diversified & Production	Senior Secured First Lien Term Loan LIBOR + 4.50% (4)	8/29/2025	5,486,250	5,433,782	5,431,388
Rough Country, LLC	Automotive	Senior Secured First Lien Term Loan LIBOR + 3.75% , 1.00% LIBOR Floor (2)	5/25/2023	6,079,627	6,055,700	6,018,830
Safe Fleet Holdings LLC	Automotive	Senior Secured First Lien Term Loan LIBOR + 3.00% , 1.00% LIBOR Floor (2)	2/3/2025	5,930,218	5,855,223	5,803,337
Salient CRGT Inc.	High Tech Industries	Senior Secured First Lien Term Loan LIBOR + 5.75% , 1.00% LIBOR Floor (2)	2/28/2022	4,502,976	4,445,538	4,528,643
SCS Holdings I Inc. (Sirius Computer	Wholesale	Senior Secured First Lien Term Loan LIBOR + 4.25% , 1.00% LIBOR Floor (2)	10/31/2022	5,062,626	5,043,215	5,006,432
Shift4 Payments, LLC	Banking, Finance, Insurance & Real Estate	Senior Secured First Lien Term Loan LIBOR + 4.50% , 1.00% LIBOR Floor (2)	11/29/2024	9,900,000	9,858,087	9,764,370
Sierra Enterprises, LLC	Beverage & Food	Senior Secured First Lien Term Loans LIBOR + 3.50% , 1.00% LIBOR Floor (2)	11/11/2024	5,198,833	5,184,552	5,133,328

Company	Industry	Type of Investment	Maturity	Par Amount	Cost	Fair Value(1)
SMB Shipping Logisitics, LLC	Transportation: Cargo	Senior Secured First Lien Term Loan LIBOR + 4.00% , 1.00% LIBOR Floor (4)	2/5/2024	2,487,342	2,464,380	2,474,905
Starfish Holdco, LLC	High Tech Industries	Senior Secured First Lien Term Loan LIBOR + 4.50% , 1.00% LIBOR Floor (2)	8/16/2024	3,945,138	3,917,156	3,891,878
Syniverse Holdings, Inc.	High Tech Industries	Senior Secured First Lien Term Loan LIBOR + 5.00% , 1.00% LIBOR Floor (2)	3/9/2023	3,965,013	3,931,611	3,752,488
The Imagine Group LLC	Media: Advertising, Printing & Publishing	Senior Secured First Lien Term Loan LIBOR + 4.75% , 1.00% LIBOR Floor (2)	6/21/2022	7,860,000	7,804,967	7,327,092
The KeyW Corporation	Aerospace and Defense	Senior Secured First Lien Term Loans LIBOR + 4.50% , 1.00% LIBOR Floor (2)	5/8/2024	2,697,675	2,685,199	2,684,186
The Octave Music Group, Inc.	Media: Diversified & Production	Senior Secured First Lien Term Loan LIBOR + 4.75% , 1.00% LIBOR Floor (2)	5/28/2021	4,382,706	4,382,706	4,376,570
ThoughtWorks, Inc.	High Tech Industries	Senior Secured First Lien Term Loan LIBOR + 4.00% , 1.00% LIBOR Floor (2)(6)	10/11/2024	5,723,121	5,710,431	5,652,726
Tortoise Borrower LLC	Banking, Finance, Insurance & Real Estate	Senior Secured First Lien Term Loan LIBOR + 3.50% , 1.00% LIBOR Floor (2)	1/31/2025	2,456,437	2,445,734	2,456,438
United Road Services, Inc	Transportation: Cargo	Senior Secured First Lien Term Loan LIBOR + 5.25% , 1.00% LIBOR Floor (2)	9/2/2024	3,850,000	3,834,040	3,826,900
Valence Surface Technologies, Inc.	Aerospace and Defense	Senior Secured First Lien Term Loan LIBOR + 5.50% , 1.00% LIBOR Floor (4)	6/13/2021	6,272,913	6,269,062	6,272,913
Xebec Global Holdings, LLC	High Tech Industries	Senior Secured First Lien Term Loan LIBOR + 5.50% , 1.00% LIBOR Floor (4)	2/12/2024	8,196,417	8,196,417	8,196,417
Z Gallerie, LLC	Retail	Senior Secured First Lien Term Loan LIBOR + 6.50% , 1.00% LIBOR Floor (4)(7)	10/8/2021	4,924,527	4,924,527	2,861,642
Z-Medica, LLC	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loan LIBOR + 5.50% , 1.00% LIBOR Floor (4)	9/29/2022	2,662,500	2,662,500	2,616,704
Total				$284,070,735	$282,514,983	$277,168,454

(1)
Represents the fair value in accordance with ASC 820 as determined by the board of managers of Sierra JV. The approval of the fair value of the portfolio investments held by Sierra JV is not included in the valuation process of the Company's board of directors described elsewhere herein.

(2)
The interest rate on these loans is subject to a base rate plus 1 Month (“1M”) LIBOR, which at December 31, 2018 was 2.50%. As the interest rate is subject to a minimum LIBOR floor, the prevailing rate in effect at December 31, 2018 was the base rate plus the LIBOR floor or 1M LIBOR.

(3)
The interest rate on these loans is subject to a base rate plus 2 Month (“2M”) LIBOR, which at December 31, 2018 was 2.61%. As the interest rate is subject to a minimum LIBOR floor, the prevailing rate in effect at December 31, 2018 was the base rate plus the LIBOR floor or 2M LIBOR.

(4)
The interest rate on these loans is subject to a base rate plus 3 Month (“3M”) LIBOR, which at December 31, 2018 was 2.81%. As the interest rate is subject to a minimum LIBOR floor, the prevailing rate in effect at December 31, 2018 was the base rate plus the LIBOR floor or 3M LIBOR.

(5)
The interest rate on these loans is subject to a base rate plus 6 Month (“6M”) LIBOR, which at December 31, 2018 was 2.88%. As the interest rate is subject to a minimum LIBOR floor, the prevailing rate in effect at December 31, 2018 was the base rate plus the LIBOR floor or 6M LIBOR.

(6)	Includes an analysis of the value of any unfunded loan commitments.

(7)	The investment was on non-accrual status as of December 31, 2018.

The following is a listing of the individual investments in Sierra JV's portfolio as of December 31, 2017:

Company	Industry	Type of Investment	Maturity	Par Amount	Cost	Fair Value(1)
4Over International, LLC	Media: Advertising, Printing & Publishing	Senior Secured First Lien Term Loan LIBOR + 6.00%, 1.00% LIBOR Floor (2)	6/7/2022	$11,289,143	$11,289,143	$11,289,143
AccentCare, Inc.	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loan LIBOR + 5.25%, 1.00% LIBOR Floor (4)	10/1/2021	7,742,248	7,705,715	7,742,248
Acrisure, LLC	Banking, Finance, Insurance & Real Estate	Senior Secured First Lien Term Loan LIBOR + 4.25%, 1.00% LIBOR Floor (3)	11/22/2023	5,446,350	5,463,963	5,432,734

Company	Industry	Type of Investment	Maturity	Par Amount	Cost	Fair Value(1)
Amplify Snack Brands, Inc.	Beverage & Food	Senior Secured First Lien Term Loan LIBOR + 5.50%, 1.00% LIBOR Floor (2)	9/4/2023	2,710,507	2,688,518	2,695,870
Apco Holdings, Inc.	Automotive	Senior Secured First Lien Term Loan LIBOR + 6.00% , 1.00% LIBOR Floor (2)	1/31/2022	4,583,108	4,489,351	4,583,108
API Technologies Corp.	Aerospace and Defense	Senior Secured First Lien Term Loan LIBOR + 6.50%, 1.00% LIBOR Floor (4)	4/22/2022	5,865,000	5,780,283	5,865,000
Associated Asphalt Partners, LLC	Construction & Building	Senior Secured First Lien Term Loan LIBOR + 5.25%, 1.00% LIBOR Floor (2)	4/5/2024	991,786	987,339	991,786
Avantor Performance Materials Holdings, Inc.	Chemicals, Plastics & Rubber	Senior Secured First Lien Term Loan LIBOR + 4.00%, 1.00% LIBOR Floor (2)	11/21/2024	7,250,000	7,142,615	7,280,450
Blount International, Inc.	Capital Equipment	Senior Secured First Lien Term Loan LIBOR + 4.25%, 1.00% LIBOR Floor (2)	4/12/2023	2,375,000	2,369,244	2,398,750
Canyon Valor Companies, Inc.	Media: Diversified & Production	Senior Secured First Lien Term Loan LIBOR + 4.25%, 1.00% LIBOR Floor (4)	6/16/2023	997,500	995,170	1,007,475
Cardenas Markets LLC	Retail	Senior Secured First Lien Term Loan LIBOR + 5.75%, 1.00% LIBOR Floor (4)	11/29/2023	6,435,000	6,380,645	6,435,000
CD&R TZ Purchaser, Inc.	Services: Business	Senior Secured First Lien Term Loan LIBOR + 6.00%, 1.00% LIBOR Floor (4)	7/21/2023	6,418,750	6,341,846	6,418,750
Covenant Surgical Partners, Inc.	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loan LIBOR + 4.75%, 1.00% LIBOR Floor (4)	10/4/2024	8,117,949	8,093,676	8,117,949
CP OpCo, LLC	Services: Business	Senior Secured First Lien Term Loan ABR + 5.50% PIK, 4.25% ABR Floor (4) (7) (8)	4/1/2019	374,949	355,848	99,549
CP OpCo, LLC	Services: Business	Senior Secured First Lien Term Loan ABR + 8.50% PIK, 4.25% ABR Floor (4) (7) (8)	4/1/2019	2,759,011	1,195,026	—
CP OpCo, LLC	Services: Business	Senior Secured First Lien Term Loan ABR + 7.00% PIK, 3.75% ABR Floor (4) (7) (8)	4/1/2019	1,730,483	—	—
CP OpCo, LLC	Services: Business	Senior Secured First Lien Term Loan ABR + 3.50%, 4.25% ABR Floor (4)(9)(10)	4/1/2019	—	—	—
CP Opco, LLC	Services: Business	Common Units(11)	—	—	—	—
CSP Technologies North America, LLC	Containers, Packaging and Glass	Senior Secured First Lien Term Loan LIBOR + 5.25%, 1.00% LIBOR Floor (4)	1/31/2022	4,707,134	4,707,134	4,707,134
CT Technologies Intermediate Holdings, Inc.	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loan LIBOR + 4.25%, 1.00% LIBOR Floor (2)	12/1/2021	4,207,418	4,083,299	4,207,418
DigiCert, Inc.	High Tech Industries	Senior Secured First Lien Term Loan LIBOR + 4.75%, 1.00% LIBOR Floor (4)	10/31/2024	4,500,000	4,477,893	4,545,000
Elite Comfort Solutions, Inc.	Chemicals, Plastics & Rubber	Senior Secured First Lien Term Loan LIBOR + 6.50%, 1.00% LIBOR Floor (4)	1/15/2021	9,558,104	9,558,104	9,558,104
Evo Payments International, LLC	Banking, Finance, Insurance & Real Estate	Senior Secured First Lien Term Loan LIBOR + 4.00%, 1.00% LIBOR Floor (2)	12/22/2023	6,451,250	6,443,716	6,493,828
GK Holdings, Inc.	Services: Business	Senior Secured First Lien Term Loan LIBOR + 6.00%, 1.00% LIBOR Floor (4)	1/20/2021	3,988,182	3,973,551	3,906,425
Global Eagle Entertainment Inc.	Telecommunications	Senior Secured First Lien Term Loan LIBOR + 7.50%, 1.00% LIBOR Floor (5)	1/6/2023	4,147,500	4,082,934	4,147,500
Golden West Packaging Group LLC	Forest Products & Paper	Senior Secured First Lien Term Loan LIBOR + 5.25%, 1.00% LIBOR Floor (2)	6/20/2023	6,691,374	6,691,374	6,691,374
High Ridge Brands Co.	Consumer Goods - Non-Durable	Senior Secured First Lien Term Loan LIBOR + 5.00%, 1.00% LIBOR Floor (4)	6/30/2022	3,078,124	3,042,142	3,078,125

Company	Industry	Type of Investment	Maturity	Par Amount	Cost	Fair Value(1)
Highline Aftermarket Acquisitions, LLC	Automotive	Senior Secured First Lien Term Loan LIBOR + 4.25%, 1.00% LIBOR Floor (4)	3/18/2024	3,102,770	3,089,235	3,102,770
Imagine! Print Solutions, LLC	Media: Advertising, Printing & Publishing	Senior Secured First Lien Term Loan LIBOR + 4.75%, 1.00% LIBOR Floor (4)	6/21/2022	7,940,000	7,868,779	7,860,600
InfoGroup, Inc	Services: Business	Senior Secured First Lien Term Loan LIBOR + 5.00%, 1.00% LIBOR Floor (4)	4/3/2023	4,962,500	4,918,711	4,941,161
Keystone Acquisition Corp.	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loan LIBOR + 5.25%, 1.00% LIBOR Floor (4)	5/1/2024	6,272,747	6,165,434	6,304,111
KNB Holdings Corporation	Consumer Goods: Durable	Senior Secured First Lien Term Loan LIBOR + 5.50%, 1.00% LIBOR Floor (4)	4/26/2024	6,459,375	6,342,607	6,475,523
LegalZoom.com, Inc.	Services: Business	Senior Secured First Lien Term Loan LIBOR + 4.50%, 1.00% LIBOR Floor (6)	11/21/2024	2,000,000	1,980,247	1,980,000
LifeMiles Ltd.	Services: Business	Senior Secured First Lien Term Loan LIBOR + 5.50%, 1.00% LIBOR Floor (4)	8/18/2022	4,875,000	4,829,405	4,826,250
Lighthouse Network, LLC.	Banking, Finance, Insurance & Real Estate	Senior Secured First Lien Term Loan LIBOR + 4.50%, 1.00% LIBOR Floor (2)	11/29/2024	10,000,000	9,950,510	9,950,000
Manna Pro Products, LLC	Consumer Goods - Non-Durable	Senior Secured First Lien Term Loan LIBOR + 6.00%, 1.00% LIBOR Floor (4)	12/8/2023	3,083,333	3,083,333	3,083,333
MB Aerospace ACP Holdings II Corp.	Aerospace and Defense	Senior Secured First Lien Term Loan LIBOR + 5.50%, 1.00% LIBOR Floor (2)	12/15/2022	6,862,457	6,813,212	6,862,456
New Media Holdings II LLC	Media: Advertising, Printing & Publishing	Senior Secured First Lien Term Loan LIBOR + 6.25%, 1.00% LIBOR Floor (2)	7/14/2022	5,850,003	5,835,262	5,850,004
Peraton Corp.	Aerospace and Defense	Senior Secured First Lien Term Loan LIBOR + 5.25%, 1.00% LIBOR Floor (4)	4/29/2024	4,975,000	4,952,439	4,950,125
PetroChoice Holdings, Inc.	Chemicals, Plastics & Rubber	Senior Secured First Lien Term Loan LIBOR + 5.00%, 1.00% LIBOR Floor (2)	8/19/2022	4,949,368	4,949,368	4,949,368
PT Network, LLC	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loan LIBOR + 5.50%, 1.00% LIBOR Floor (4)	11/30/2021	4,480,124	4,480,124	4,480,124
Quorum Health Corporation	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loan LIBOR + 6.75%, 1.00% LIBOR Floor (2)	4/29/2022	2,040,782	2,011,200	2,053,639
RESIC Enterprises, LLC	Beverage & Food	Senior Secured First Lien Term Loan LIBOR + 4.25%, 1.00% LIBOR Floor (2)	11/11/2024	3,750,000	3,731,552	3,731,250
Rough Country, LLC	Automotive	Senior Secured First Lien Term Loan LIBOR + 4.50%, 1.00% LIBOR Floor (2)	5/25/2023	4,731,098	4,688,066	4,711,227
Salient CRGT Inc.	High Tech Industries	Senior Secured First Lien Term Loan LIBOR + 5.75%, 1.00% LIBOR Floor (2)	2/28/2022	4,811,011	4,730,252	4,815,823
SCS Holdings I Inc.	Wholesale	Senior Secured First Lien Term Loan LIBOR + 4.25%, 1.00% LIBOR Floor (2)	10/31/2022	8,083,411	8,044,248	8,063,202
Starfish Holdco, LLC	High Tech Industries	Senior Secured First Lien Term Loan LIBOR + 5.00%, 1.00% LIBOR Floor (4)	8/16/2024	4,987,500	4,939,831	4,937,625
The Garretson Resolution Group, Inc.	Services: Business	Senior Secured First Lien Term Loan LIBOR + 6.50%, 1.00% LIBOR Floor (4)	5/24/2021	4,687,500	4,687,500	4,638,750
The Octave Music Group, Inc.	Media: Diversified & Production	Senior Secured First Lien Term Loan LIBOR + 4.75%, 1.00% LIBOR Floor (2)	5/28/2021	4,961,832	4,961,832	4,961,832
ThoughtWorks, Inc.	High Tech Industries	Senior Secured First Lien Term Loan LIBOR + 4.50%, 1.00% LIBOR Floor (2)	10/11/2024	4,000,000	3,990,290	3,990,000

Company	Industry	Type of Investment	Maturity	Par Amount	Cost	Fair Value(1)
United Road Services, Inc	Cargo	Senior Secured First Lien Term Loan LIBOR + 5.25%, 1.00% LIBOR Floor (2)	9/1/2024	3,970,000	3,950,642	3,950,150
Valence Surface Technologies, Inc.	Aerospace and Defense	Senior Secured First Lien Term Loan LIBOR + 5.50%, 1.00% LIBOR Floor (4)	6/13/2019	4,298,919	4,285,610	4,261,949
VCVH Holding Corp.	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loan LIBOR + 5.00%, 1.00% LIBOR Floor (4)	6/1/2023	5,910,000	5,863,482	5,934,822
VIP Cinema Holdings, Inc.	Consumer Goods: Durable	Senior Secured First Lien Term Loan LIBOR + 6.00%, 1.00% LIBOR Floor (4)	3/1/2023	472,035	469,992	476,377
Z Gallerie, LLC	Retail	Senior Secured First Lien Term Loan LIBOR + 6.50%, 1.00% LIBOR Floor (4)	10/8/2020	4,887,218	4,887,220	4,887,218
Z-Medica, LLC	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loan LIBOR + 5.50%, 1.00% LIBOR Floor (4)	9/29/2022	2,992,500	2,992,500	2,992,500
Total				$262,812,353	$257,831,412	$257,714,909

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

Below is certain summarized financial information for the Sierra JV as of December 31, 2018 and 2017, and for the years ended December 31, 2018 and 2017:

	December 31, 2018	December 31, 2017
Selected Consolidated Statement of Assets and Liabilities Information:
Investments in loans at fair value (Amortized cost of $282,514,983 and $257,831,412, respectively)	$277,168,454	$257,714,909
Cash and cash equivalents	20,494,190	19,304,435
Other assets	1,781,149	678,254
Total assets	$299,443,793	$277,697,598

Senior credit facility payable (net of deferred financing costs of $1,599,958 and $$2,064,346, respectively)	203,300,042	177,935,654
Other liabilities	411,102	8,194,099
Interest payable	953,352	662,798
Total liabilities	$204,664,496	$186,792,551
Members’ capital	94,779,297	90,905,047
Total liabilities and members' capital	$299,443,793	$277,697,598

	Year ended December 31, 2018	Year ended December 31, 2017
Selected Consolidated Statement of Operations Information:
Total investment income	$20,762,651	$16,109,801
Total expenses	11,495,895	7,890,429
Net change in unrealized appreciation/(depreciation) of investments	(5,230,032)	(1,316,608)
Net realized gain/(loss) on investments	(4,743,903)	1,509,314
Net income	$(707,179)	$8,412,078

In accordance with Rules 3-09 and 4-08(g) of Regulation S-X, the Company must determine which of its unconsolidated Control Investments, if any, are considered “significant subsidiaries.” In evaluating these investments, there are three tests utilized to determine if any Controlled Investments are considered significant subsidiaries: the investment test, the asset test and the income test. Rule 3-09 of Regulation S-X requires the Company to include separate audited financial statements of any unconsolidated majority-owned subsidiary (Control Investments in which the Company owns greater than 50% of the voting securities) in an annual report if any of the three tests exceed 20%. Rule 4-08(g) of Regulation S-X requires summarized financial information of Control Investments in an annual report if any of the three tests exceeds 10%, and summarized financial information in a quarterly report if any of the three tests exceeds 20% pursuant to Rule 10-01(b)(1) of Regulation S-X.

After performing the income analysis for the year ended December 31, 2018, our investment in MCM Capital Office Park Holdings LLC exceeded the 10% threshold under Rule 4-08(g). Accordingly, the following tables show summarized unaudited financial information for MCM Capital Office Park Holdings LLC:

	December 31, 2018	December 31, 2017
Balance Sheet Data (1)
Current assets	$2,670,977	$2,471,319
Non-current assets	57,339,326	56,433,971
Current liabilities	712,622	243,250
Non-current liabilities	41,773,606	37,699,501

	For the year ended December 31, 2018	For the year ended December 31, 2017
Summary of Operations (1)
Total revenues	$12,761,920	$11,927,516
Cost of sales	1,322,385	715,191.34
Operating expenses	5,809,206	5,283,386
Other expenses	3,283,329	2,630,419
Net income/(loss)	$2,347,000	$3,298,520

(1)	All amounts are unaudited.
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
The following table presents the fair value measurements of the Company’s total investments, by major class according to the fair value hierarchy, as of December 31, 2018:

Type of Investment (1)	Level 1	Level 2	Level 3	Total
Asset
Senior secured first lien term loans	$—	$—	$479,593,279	$479,593,279
Senior secured first lien notes	—	4,742,100	30,752,993	35,495,093
Senior secured second lien term loans	—	—	169,923,547	169,923,547
Subordinated notes	—	—	66,187,857	66,187,857
Equity/warrants	—	—	75,480,034	75,480,034
Total	$—	$4,742,100	$821,937,710	$826,679,810
Investments measured at net asset value				$96,800,952
Total Investments, at fair value				$923,480,762

(1)	Certain investments that are measured at fair value using NAV have not been categorized in the fair value hierarchy. The fair value amounts presented in the table are intended to permit reconciliation of the fair value hierarchy to the amount presented in the Consolidated Statements of Assets and Liabilities.

Derivative Instrument-Long Exposure	Level 1	Level 2	Level 3	Total
Asset/(Liability)
Unrealized appreciation/(depreciation) on Total return swap with Citibank, N.A.	$—	$—	$(6,524,904)	$(6,524,904)

The following table presents the fair value measurements of the Company’s total investments, by major class according to the fair value hierarchy, as of December 31, 2017:

Type of Investment (1)	Level 1	Level 2	Level 3	Total
Asset
Senior secured first lien term loans	$—	$2,487,750	$567,414,544	$569,902,294
Senior secured first lien notes	—	12,487,185	30,270,881	42,758,066
Senior secured second lien term loans	—	—	231,837,617	231,837,617
Subordinated Notes	—	—	74,341,285	74,341,285
Equity/warrants	—	—	65,754,315	65,754,315
Total	$—	$14,974,935	$969,618,642	$984,593,577
Investments measured at net asset value				$79,515,513
Total Investments, at fair value				$1,064,109,090

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

The following table provides a reconciliation of the beginning and ending balances for total investments that use Level 3 inputs for the year ended December 31, 2018:

	Senior Secured First Lien Term Loans	Senior Secured First Lien Notes	Senior Secured Second Lien Term Loans	Subordinated Notes	Equity/warrants	Total Return Swap	Total
Balance, December 31, 2017	$567,414,544	$30,270,881	$231,837,617	$74,341,285	$65,754,315	$(5,354,868)	$964,263,774
Purchases	166,061,429	3,379,999	895,075	10,318,057	11,740,379	—	192,394,939
Sales	(204,459,451)	(1,893,250)	(61,857,608)	(7,423,019)	(3,230,900)	—	(278,864,228)
Transfers in	—	—	—	—	—	—	—
Transfers out	—	—	—	—	—	—	—
Amortization of discount/(premium)	1,052,131	6,859	696,440	—	—	—	1,755,430
Paid-in-kind interest income	3,098,538	—	1,177,193	—	—	—	4,275,731
Net realized gains (losses)	(40,787,945)	(868,224)	(17,767,049)	436,466	(1,220,691)	—	(60,207,443)
Net change in unrealized appreciation/ (depreciation)	(12,785,967)	(143,272)	14,941,879	(11,484,932)	1,828,574	(1,170,036)	(8,813,754)
Balance, December 31, 2018	$479,593,279	$30,752,993	$169,923,547	$66,187,857	$74,871,677	$(6,524,904)	$814,804,449
Change in net unrealized appreciation/ (depreciation) in investments held as of December 31, 2018 (1)	$(45,857,095)	$(1,261,431)	$(3,491,362)	$(10,784,987)	$1,093,989	$(1,170,036)	$(61,470,922)

(1)	Amount is included in the related amount on investments and derivative instruments in the condensed Consolidated Statements of Operations.
Transfers between levels of the fair value hierarchy are reported at the beginning of the reporting period in which they occur. During the year ended December 31, 2018, the Company recorded $0 in transfers from Level 3 to Level 2. During the year ended December 31, 2018, the Company recorded $0 in transfers from Level 2 to Level 3.

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

(1)	Amount is included in the related amount on investments and derivative instruments in the condensed Consolidated Statements of Operations

Transfers between levels of the fair value hierarchy are reported at the beginning of the reporting period in which they occur. During the year ended December 31, 2017, the Company recorded 9,720,000 in transfers from Level 3 to Level 2 and (3,404,186) in transfers from Level 2 to Level 3 due to due to a decrease in observable inputs in market data and no other transfers between levels.

The following table presents the quantitative information about Level 3 fair value measurements of the Company’s total investments, as of December 31, 2018:

Type of Investment	Fair Value	Valuation techniques	Unobservable input(1)	Range (weighted average)
Senior Secured First Lien Term Loan	$264,976,095	Income Approach (DCF)	Market yield	7.69% - 17.93% (10.66%)
Senior Secured First Lien Term Loan	87,515,822	Market Approach (Guideline Comparable)/Income Approach (DCF)/Enterprise Valuation Analysis	Revenue Multiple, EBITDA Multiple, Discount Rate, Expected Proceeds	1.35x - 1.35x (1.35x) / 3.50x-7.50x (6.14x) / 16.25% - 18.50% (17.34%) / $0.0M - $102.5M ($32.1M)
Senior Secured First Lien Term Loan	128,053,745	Recent Arms-length transaction	Recent Arms-length transaction	N/A
Senior Secured First Lien Notes	30,752,993	Income Approach (DCF)	Market Yield	12.31% - 28.86% (15.10%)
Senior Secured Second Lien Term Loan	153,447,349	Income Approach (DCF)	Market yield	9.34% - 17.63% (11.86%)
Senior Secured Second Lien Term Loan	9,776,992	Recent Arms-length transaction	Recent Arms-length transaction	N/A
Senior Secured Second Lien Term Loan	6,699,206	Market Approach (Guideline Comparable)/Income Approach (DCF)	EBITDA Multiple, Discount Rate	5.00x - 6.00x (5.50x) / 17.50% - 19.50% (18.50%)
Equity/warrants	46,183,711	Market Approach (Guideline Comparable)/Market Approach (Comparable Transactions)/ Option Model/Income Approach (DCF)/ Enterprise Valuation Analysis	Revenue Multiple, EBITDA Multiple, Book Value Multiple, Discount Rate, Volatility , Average List Price, Expected Proceeds	1.35x - 1.35x (1.35x) / 3.50x-13.50x (8.52x) / 12.50% - 21.25% (20.02%) / 50.00% - 50.00% (50.00%) / $1.1M - $1.1M ($1.1M) / 7.63% - 8.50% (8.25%) / 1.25x - 1.25x (1.25x) / $1.2M - $86.0M ($1.2M)
Equity/warrants	2,000,000	Recent Arms-length transaction	Recent Arms-length transaction	N/A
Equity/warrants	27,296,321	Income Approach (DCF)	Market Yield	13.31% - 18.90% (14.47%)
Subordinated Notes	63,437,676	Income Approach (DCF)	Discount Rate	13.00% - 25.00% (18.46%)
Subordinated Notes	1,797,800	Income Approach (DCF)	Market Yield	9.30%
Total	$821,937,710
TRS	(6,524,904)	Income Approach (DCF)	Market yield	6.65% - 16.85% (9.39%)
Total	$815,412,806

(1)	Represents the method used when the Company has determined that market participants would use such inputs when measuring the fair value of these investments.

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
Arbor is required to pay a minimum usage fee in connection with the TRS of 1.60% on the amount equal to 85% of the average daily unused portion of the maximum amount permitted under the TRS. Such minimum usage fee will not apply during the first 365 days and last 60 days of the term of the TRS. Arbor will also pay Citibank customary fees in connection with the establishment and maintenance of the TRS. During the years ended December 31, 2018 and 2017, Arbor paid $0 and $67,976 in minimum usage fees, respectively.
Arbor is required to initially cash collateralize a specified percentage of each loan (generally 20% to 30% of the market value of such loan) included under the TRS in accordance with margin requirements described in the TRS Agreement. As of December 31, 2018 and 2017, Arbor has posted $27,000,000 and $48,000,000, respectively, in collateral to Citibank in relation to the TRS which is recorded on the Consolidated Statements of Assets and Liabilities as cash collateral on TRS. Arbor may be required to post additional collateral from time to time as a result of a decline in the mark-to-market value of the portfolio of loans subject to the TRS. The obligations of Arbor under the TRS Agreement are non-recourse to the Company and the Company’s exposure under the TRS Agreement is limited to the value of the Company’s investment in Arbor, which generally equals the value of cash collateral provided by Arbor under the TRS Agreement.
In connection with the TRS, Arbor has made customary representations and warranties and is required to comply with various covenants, reporting requirements and other customary requirements for similar transactions. In addition to customary events of default and termination events included in the form ISDA 2002 Master Agreement, the TRS Agreement contains the following termination events: (a) a failure to satisfy the portfolio criteria for at least 30 days; (b) a failure to post initial cash collateral or additional collateral as required by the TRS Agreement; (c) a default by Arbor or the Company with respect to indebtedness in an amount equal to or greater than the lesser of $10,000,000 and 2% of the Company’s NAV at such time; (d) a merger of Arbor or the Company meeting certain criteria; (e) the Company or Arbor amending their respective constituent documents to alter their investment strategy in a manner that has or could reasonably be expected to have a material adverse effect; and (f) SIC Advisors ceasing to be the investment manager of Arbor or to have authority to enter into transactions under the TRS Agreement on behalf of Arbor, and not being replaced by an entity reasonably acceptable to Citibank. As of December 31, 2018 and December 31, 2017, the Company did not have any derivatives with contingent features in net liability positions; therefore, if a trigger event had occurred, no amount would have been required to be posted by the Company.

The Company’s maximum credit risk exposure, as of December 31, 2018 and 2017, is $27,113,252 and $48,462,555, respectively, which is recorded on the Consolidated Statements of Assets and Liabilities as cash collateral on total return swap and receivable due on total return swap.
The Company’s receivable from Citibank represents realized amounts from payments on underlying loans in the TRS portfolio, which as of December 31, 2018 and 2017, was $113,252 and $462,555, respectively, which is recorded on the Consolidated Statements of Assets and Liabilities as receivable due on total return swap. The Company does not offset collateral posted in relation to the TRS with any unrealized appreciation or depreciation outstanding in the Consolidated Statements of Assets and Liabilities as of December 31, 2018 or December 31, 2017.
Transactions in TRS contracts during the years ended December 31, 2018, 2017 and 2016 were as follows:

	2018	2017	2016
Interest income and settlement from TRS	$5,185,757	$8,374,421	$8,446,168
Traded gains/(loss) on TRS loan sales	(2,943,401)	(9,778,359)	(1,633,995)
Net realized gains/(loss) on TRS	$2,242,356	$(1,403,938)	$6,812,173

Net change in unrealized appreciation/(depreciation) on TRS	$(1,170,036)	$8,292,462	$13,718,489
The Company held one derivative position as of the years ended December 31, 2018 and 2017, subject to a Master Agreement (“MA”). The following table represents the Company’s gross and net amounts after offset under the MA of the derivative assets and liabilities presented by derivative type net of the related collateral pledged by the Company as of December 31, 2018 and 2017:

	Gross Derivative Assets/ (Liabilities) Subject to MA	Derivative Amount Available for Offset	Net Amount Presented in the Consolidated Statements of Assets and Liabilities	Cash Collateral Posted(1)	Net Amount of Derivative Assets/(Liabilities)
December 31, 2018
TRS	$(6,524,904)	$—	$(6,524,904)	$6,524,904	$—
December 31, 2017
TRS	$(5,354,868)	$—	$(5,354,868)	$5,354,868	$—

(1)
As of December 31, 2018 and 2017, $27,000,000 and $48,000,000 respectively, of cash was posted for initial margin requirements for the TRS as reported on the Consolidated Statements of Assets and Liabilities as cash collateral on total return swap.

The following table shows the volume of the Company’s derivative transactions for the years ended December 31, 2018 and 2017:

	2018	2017
Average notional par amount of contracts (1)	$153,644,607	$235,946,069

(1)
Average notional amount is based on the average month end balances for the years ended December 31, 2018 and 2017, which is representative of the volume of notional contract amounts held during each year.

Note 6. Borrowings

The following table shows the Company's outstanding debt as of December 31, 2018 and 2017:

	December 31, 2018			December 31, 2017
	Total Commitment	Balance Outstanding	Unused Commitment	Total Commitment	Balance Outstanding	Unused Commitment
ING Credit Facility	$220,000,000	$115,000,000	$105,000,000	$220,000,000	$195,000,000	$25,000,000
Alpine Credit Facility	300,000,000	240,000,000	60,000,000	300,000,000	240,000,000	60,000,000
Total before deferred financing costs	520,000,000	355,000,000	165,000,000	520,000,000	435,000,000	85,000,000
Unamortized deferred financing costs	—	(3,460,986)	—	—	(5,286,927)	—
Total borrowings outstanding, net deferred financing costs	$520,000,000	$351,539,014	$165,000,000	$520,000,000	$429,713,073	$85,000,000
As a BDC, the Company is only allowed to employ leverage to the extent that its asset coverage, as defined in the 1940 Act, equals at least 200% (or 150% if certain requirements under the 1940 Act are met) after giving effect to such leverage. The amount of leverage that the Company employs at any time depends on its assessment of the market and other factors at the time of any proposed borrowing.
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
ING Credit Facility
On August 12, 2016, the Company amended its existing senior secured syndicated revolving credit facility (the “ING Credit Facility”) pursuant to a Senior Secured Revolving Credit Agreement (the “Revolving Credit Agreement”) with certain lenders party thereto from time to time and ING Capital LLC, as administrative agent. The ING Credit Facility matures on August 12, 2020 and is secured by substantially all of the Company’s assets, subject to certain exclusions as further set forth in an Amended and Restated Guarantee, Pledge and Security Agreement (the “Security Agreement”) entered into in connection with the Revolving Credit Agreement, among the Company, the subsidiary guarantors party thereto, ING Capital LLC, as Administrative Agent, each Financial Agent and Designated Indebtedness Holder party thereto and ING Capital LLC, as Collateral Agent. The ING Credit Facility also includes usual and customary representations, covenants and events of default for senior secured revolving credit facilities of this nature. On February 13, 2015, commitments to the ING credit facility were expanded from $150,000,000 to $170,000.000. On August 12, 2016, commitments to the ING credit facility were expanded from $170,000,000 to $175,000,000. On April 20, 2017, commitments to the ING Credit Facility were expanded from $175,000,000 to $220,000,000. On February 8, 2019, we amended our ING Credit Facility, among other things, to permit the transactions contemplated by the MCC Merger Agreement and the MDLY Merger Agreement.
The ING Credit Facility allows for the Company, at its option, to borrow money at a rate of either (i) an alternate base rate plus 1.50% per annum or (ii) LIBOR plus 2.50% per annum. The interest rate margins are subject to certain step-downs upon the satisfaction of certain conditions described in the Revolving Credit Agreement. The alternate base rate will be the greatest of (i) the U.S. Prime Rate set forth in the Wall Street Journal, (ii) the federal funds effective rate plus 1/2 of 1%, and (iii) three month LIBOR plus 1.00%. As of December 31, 2018 and 2017, the commitment under the ING Credit Facility was $220,000,000 and $220,000,000, respectively, and the ING Credit Facility includes an accordion feature that allows for potential future expansion of the ING Credit Facility up to a total of $500,000,000. Availability of loans under the ING Credit Facility is linked to the valuation of the collateral pursuant to a borrowing base mechanism.
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
As of December 31, 2018 and 2017, the carrying amount of the Company’s borrowings under the ING Credit Facility approximated their fair value. The fair value of the Company’s debt obligation is determined in accordance with ASC 820, which defines fair value in terms of the price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The fair value of the Company’s borrowing under the ING Credit Facility is estimated based upon market interest rates of the Company’s borrowing or entities with similar credit risk, adjusted for nonperformance risk, if any. As of December 31, 2018 and 2017, the ING Credit Facility would be deemed to be Level 3, as defined in Note 4.
As of December 31, 2018 and 2017, $1,419,794 and $2,275,481, respectively, of financing costs related to the ING Credit Facility have been capitalized and are being amortized over the respective terms. The following table shows additional information about the interest and financing costs related to the ING Credit Facility for the years ended December 31, 2018 and 2017 and 2016:

	For the year ended December 31,
	2018	2017	2016
Interest expense related to the ING Credit Facility	$7,071,689	$5,895,421	$4,108,157
Financing expenses related to the ING Credit Facility	930,686	898,786	734,610
Total interest and financing expenses related to the ING Credit Facility	$8,002,375	$6,794,207	$4,842,767

Weighted average outstanding debt balance of the ING Credit Facility	$143,142,466	$146,657,534	$109,931,694
Weighted average interest rate of the ING Credit Facility	4.9%	4.0%	3.7%
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
As of December 31, 2018, the carrying amount of the Company’s borrowings under the Alpine Credit Facility approximated the fair value of the Company’s debt obligation. The fair value of the Company’s debt obligation is determined in accordance with ASC 820, which defines fair value in terms of the price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The fair value of the Company’s borrowings under the Alpine Credit Facility is estimated based upon market interest rates of the Company’s borrowings or entities with similar credit risk, adjusted for nonperformance risk, if any. As of December 31, 2018, the Alpine Credit Facility would be deemed to be Level 3, as defined in Note 4.

As of December 31, 2018 and 2017, $2,041,192 and $3,011,446, respectively, of financing costs related to the Alpine Credit Facility has been capitalized and is being amortized over the respective terms. The following table shows additional information about the interest and financing costs related to the Alpine Credit Facility for the years ended December 31, 2018 and 2017 and 2016:

	For the year ended December 31,
	2018	2017	2016
Interest expense related to the Alpine Credit Facility	$12,383,653	$10,782,028	$9,385,617
Financing expenses related to the Alpine Credit Facility	970,254	682,321	584,043
Total interest and financing expenses related to the Alpine Credit Facility	$13,353,907	$11,464,349	$9,969,660

Weighted average outstanding debt balance of the Alpine Credit Facility	$240,676,712	$242,547,945	$240,000,000
Weighted average interest rate of the Alpine Credit Facility	5.1%	4.4%	3.8%
Note 7. Agreements

Investment Advisory Agreement
On April 5, 2012, the Company entered into an investment advisory agreement (“IAA”) with SIC Advisors to manage the Company’s investment activities. The IAA became effective as of April 17, 2012, the date that the Company met its minimum offering requirement. Pursuant to the 1940 Act, the initial term of the IAA was for two years from its effective date, with one-year renewals subject to approval by the Company’s board of directors, a majority of whom must be independent directors. Most recently, on March 8, 2018, the Company’s board of directors approved the renewal of the IAA for an additional one-year term at an in-person meeting. Pursuant to the IAA, SIC Advisors implements the Company’s business strategy on a day-to-day basis and performs certain services for the Company, subject to oversight by the Company’s board of directors. SIC Advisors is responsible for, among other duties, determining investment criteria, sourcing, analyzing and executing investment transactions, asset sales, financings and performing asset management duties. Under the IAA, the Company has agreed to pay SIC Advisors a management fee for investment advisory and management services consisting of a base management fee and an incentive fee.
The base management fee is calculated at an annual rate of 1.75% of the Company’s gross assets payable quarterly in arrears. For purposes of calculating the base management fee, the term “gross assets” includes any assets acquired with the proceeds of leverage. “Gross assets” also includes any cash collateral posted with respect to the TRS, adjusted for realized and unrealized appreciation. For the first quarter of the Company’s operations, the base management fee was calculated based on the initial value of the Company’s gross assets. Subsequently, the base management fee is calculated based on the gross assets at the end of each completed calendar quarter. Base management fees for any partial quarter are appropriately pro-rated. For the years ended December 31, 2018, 2017 and 2016, the Company recorded an expense for base management fees of $19,011,460, $21,233,065 and $19,928,802, respectively, of which $4,491,234 and $5,196,997 were payable at December 31, 2018 and 2017, respectively.
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
For the years ended December 31, 2018, 2017 and 2016, the Company recorded incentive fees of $0, $4,700,177 and $9,281,479, respectively. As of December 31, 2018 and 2017, the Company recorded incentive fees payable of $0 and $2,827,372, respectively. During the quarter ended December 31, 2018, the Company reversed incentive fee expenses from the quarter ended September 30, 2018 and recorded a receivable of $446,703 from SIC Advisors on the Consolidated Statements of Assets and Liabilities within prepaid expenses and other assets.
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
For the years ended December 31, 2018, 2017 and 2016, the Company recorded no capital gains incentive fee and no capital gains incentive fee were payable.
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
Administration Agreement
On April 5, 2012, the Company entered into an administration agreement (the “Administration Agreement”) with Medley Capital LLC, pursuant to which Medley Capital LLC furnishes the Company with administrative services necessary to conduct its day-to-day operations. On February 28, 2013, Medley Capital LLC entered into a Sub-Administration Agreement with State Street Bank Global Fund Accounting and Custody to perform certain financial, accounting, administrative and other services on behalf of the Company. On March 8, 2018, the Company’s board of directors approved the renewal of the Administration Agreement for an additional one-year term at an in-person meeting. Medley Capital LLC is reimbursed for administrative expenses it incurs on the Company’s behalf in performing its obligations. Such costs are reasonably allocated to the Company on the basis of assets, revenues, time records or other reasonable methods. The Company does not reimburse Medley Capital LLC for any services for which it receives a separate fee or for rent, depreciation, utilities, capital equipment or other administrative items allocated to a controlling person of Medley Capital LLC. For the years ended December 31, 2018, 2017 and 2016, the Company recorded an expenses of $2,699,176, $3,029,745 and $2,847,745, respectively, relating to administrator expenses. As of December 31, 2018 and 2017, the Company had $689,711 and $695,777, respectively, in administrator fees payable.
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
For the years ended December 31, 2018, 2017 and 2016, the Company recorded net Expense Support Reimbursements of $0, $0 and $16,093,129, respectively, on the Consolidated Statements of Operations. Repayments of amounts paid by SIC Advisors to the Company under the Expense Support Agreement will be accrued as they become probable and estimable. The Company refers to Expense Support Reimbursements that are eligible for reimbursement to SIC Advisors by virtue of having satisfied the conditions described above as a “Crystalized Reimbursement.” As of December 31, 2018 and 2017, the Company recorded no Crystalized Reimbursements. As of December 31, 2018, 2017 and 2016, the total amounts eligible for reimbursement of the Company to SIC Advisors net of Crystalized Reimbursements was $16,228,913, $24,973,540 and $31,474,331, respectively.

The following table provides information regarding liabilities incurred by SIC Advisors pursuant to the Expense Support Agreement as well as other information relating to the Company’s ability to reimburse SIC Advisors for such payments:

Quarter Ended	Amount of Expense Payment Obligation	Amount Repaid to SIC Advisors	Operating Expense Ratio(1)	Annualized Distribution Rate(2)	Eligible to be Repaid Through
March 31, 2014(3)	$1,313,470	$135,784	0.45%	7.80%	March 31, 2017
June 30, 2014(3)	2,143,066	—	0.38%	7.80%	June 30, 2017
September 30, 2014(3)	1,717,593	123,025	0.38%	7.77%	September 30, 2017
December 31, 2014(3)	1,585,471	—	0.47%	8.00%	December 31, 2017
March 31, 2015(3)	1,993,518	—	0.43%	8.00%	March 31, 2018
June 30, 2015(3)	2,148,462	—	0.31%	8.00%	June 30, 2018
September 30, 2015(3)	627,752	—	0.32%	8.25%	September 30, 2018
December 31, 2015(3)	3,974,895	—	0.40%	8.65%	December 31, 2018
March 31, 2016	5,204,896	—	0.37%	8.89%	March 31, 2019
June 30, 2016	5,634,390	—	0.29%	8.89%	June 30, 2019
September 30, 2016	5,389,627	—	0.45%	8.84%	September 30, 2019

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

(3)	The unreimbursed part of the expense payment obligation has expired as of December 31, 2018.

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

The dealer manager agreement that we entered into with SC Distributors, LLC in connection with our offering was terminated pursuant to its terms in connection with the termination of our offering, effective as of July 31, 2018.

On August 9, 2018, the Company entered into the MCC Merger Agreement pursuant to which MCC will, on the terms and subject to the conditions set forth in the MCC Merger Agreement, merge with and into the Company, with the Company as the surviving company in the MCC Merger Agreement. Under the MCC Merger, each share of MCC’s common stock issued and outstanding immediately prior to the MCC Merger effective time, other than shares of MCC common stock held by MCC, the Company or their respective wholly owned subsidiaries, will be converted into the right to receive 0.8050 shares of the Company’s common stock. In addition, on August 9, 2018, the Company entered into the MDLY Merger Agreement, pursuant to which MDLY will on the terms and subject to the conditions set forth in the MDLY Merger Agreement, merge with and into Merger Sub, with Merger Sub as the surviving company in the MDLY Merger Agreement. In the MDLY Merger, each share of MDLY Class A common stock, issued and outstanding immediately prior to the MDLY Merger effective time, other than Dissenting Shares (as defined in the MDLY Merger Agreement) and shares of MDLY Class A common stock held by MDLY, the Company or their respective wholly owned subsidiaries, will be converted into the right to receive (i) 0.3836 shares of the Company’s common stock; plus (ii) cash in an amount equal to $3.44 per share. In addition, MDLY’s stockholders will have the right to receive certain dividends and/or other payments. The Mergers will occur simultaneously and, as a result of the foregoing, the investment management function relating to the operation of the Company, as the surviving company in the Mergers, will be internalized.

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

We have entered into a license agreement with SIC Advisors under which SIC Advisors has agreed to grant us a non-exclusive, royalty-free license to use the name “Sierra” for specified purposes in our business. Under this license agreement, we will have a right to use the “Sierra” name, subject to certain conditions, for so long as SIC Advisors or one of its affiliates remains our investment adviser. Other than with respect to this limited license, we will have no legal right to the “Sierra” name.

Opportunities for co-investments may arise when SIC Advisors or an affiliated adviser becomes aware of investment opportunities that may be appropriate for the Company and other clients or affiliated funds. The Company obtained an exemptive order from the SEC on November 25, 2013 (the “Prior Exemptive Order”). On March 29, 2017, the Company, SIC Advisors and certain other affiliated funds and investment advisers received an exemptive order (the "Exemptive Order") that supersedes the Prior Exemptive Order and allows affiliated registered investment companies to participate in co-investment transactions with us that would otherwise have been prohibited under Section 17(d) and 57(a)(4) and Rule 17d-1. On October 4, 2017, the Company, SIC Advisors and certain of our affiliates received an exemptive order that supersedes the Exemptive Order (the “Current Exemptive Order”) and allows, in addition to the entities already covered by the Exemptive Order, Medley LLC and its subsidiary, Medley Capital LLC, to the extent they hold financial assets in a principal capacity, and any direct or indirect, wholly- or majority-owned subsidiary of Medley LLC that is formed in the future, to participate in co-investment transactions with us that would otherwise be prohibited by either or both of Sections 17(d) and 57(a)(4) of the 1940 Act. If the Mergers are successfully consummated, the Company and certain of its affiliates will not be able to rely on the Current Exemptive Order. In this regard, on November 19, 2018, the Company and certain of its affiliates submitted an exemptive application to the SEC for an exemptive order that would supersede the Current Exemptive Order (the “Superseding Exemptive Order”) and would permit the Company to participate in negotiated co-investment transactions with certain affiliates that would otherwise be prohibited by either or both of Sections 17(d) and 57(a)(4) of the 1940 Act. There can be no assurance if and when the Company will receive the Superseding Exemptive Order. The terms of the Superseding Exemptive Order, if received, would be substantially similar to the Current Exemptive Order. Co-investment under the Superseding Exemptive Order is subject to certain conditions therein, including the condition that, in the case of each co-investment transaction, the board of directors determines that it would be in the Company’s best interest to participate in the transaction. The Current Exemptive Order will remain in effect unless and until the Mergers are completed and the Superseding Exemptive Order is granted by the SEC. However, neither we nor the affiliated funds are obligated to invest or co-invest when investment opportunities are referred to us or them.

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

For the years ended December 31, 2018, 2017 and 2016, the Company recorded directors' fees expenses in General and Administrative expenses on the Consolidated Statements of Operations of $968,500, $390,500 and $285,972, respectively, of which no amount was payable at December 31, 2018, 2017 and 2016, respectively.
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
The following table sets forth the computation of the weighted average basic and diluted net increase in net assets per share from operations for the years ended December 31, 2018, 2017 and 2016:

	2018	2017	2016
Net increase/(decrease) in net assets from operations	$(28,477,636)	$12,505,156	$69,328,795
Weighted average common stock outstanding	97,404,685	96,248,024	90,424,090
Weighted average basic and diluted earnings/(loss) per common share	$(0.29)	$0.13	$0.77
Note 11. Commitments

As of December 31, 2018 and 2017, the Company had $49,555,687 and $74,816,205, respectively, of unfunded commitments under loan and financing agreements. These amounts are primarily composed of commitments for senior secured term loans, revolvers, and additional capital contributions for the Sierra JV. The unrealized gain or loss associated with unfunded commitments is recorded in the financial statements and reflected as an adjustment to the valuation of the related security in the Consolidated Schedule of Investments. The par amount of the unfunded commitments are not recognized by the Company until the commitment is funded.

	As of December 31,
	2018	2017
1888 Industrial Services, LLC	$566,007	$440,227
AAAHI Acquisition Corporation	1,597,633	1,700,234
Access Media Holdings, LLC	88,200	93,800
Alpine SG, LLC	1,000,000	2,857,143
Barry's Bootcamp Holdings, LLC	3,668,571	7,028,571
Black Angus Steakhouses, LLC	4,352,679	3,571,429
Brook & Whittle Holding Corp.	—	708,215
Central States Dermatology Services, LLC	314,351	459,738
Charming Charlie LLC	2,252,279	1,215,520
Covenant Surgical Partners, Inc.	—	1,317,436
CP Opco, LLC	—	348,265
DataOnline Corp.	1,180,000	—
Dynamic Energy Services International LLC	1,753,323	—
Elite Comfort Solutions LLC	2,499,293	3,238,955
Engineered Machinery Holdings, Inc.	—	38,298
Impact Group, LLC	—	1,347,656
IOP Monroe Acquisition, Inc.	—	2,500,000
Isola USA Corp.	1,138,277	—
Manna Pro Products, LLC	325,000	833,333
MCM 500 East Pratt Holdings, LLC	—	4,544,129
Nuspire, LLC	—	2,500,000
Path Medical, LLC	393,600	—
PT Network, LLC	4,437,433	4,437,433
Redwood Services Group, LLC	1,725,000	—
RMS Holding Company, LLC	264,454	2,737,407
SavATree, LLC	158,889	361,111
SFP Holdings, Inc.	2,863,985	3,722,222
Sierra Senior Loan Strategy JV I LLC	4,200,000	7,683,750
Simplified Logistics, LLC	5,000,000	5,596,243
Smart Financial Operations, LLC	—	6,300,000
Smile Doctors LLC	4,305,655	3,764,032
SRS Software, LLC	5,000,000	5,000,000
TwentyEighty, Inc.	471,058	471,058
Total Commitments	$49,555,687	$74,816,205
Note 12. Fee Income

Fee income consists of origination fees, amendment fees, prepayment fees, administrative agent fees and other miscellaneous fees. Origination fees, prepayment fees, amendment fees, and other similar fees are non-recurring fee sources. Such fees are received on a transaction by transaction basis and do not constitute a regular stream of income. The following table shows the Company’s fee income for the years ended December 31, 2018, 2017 and 2016:

	2018	2017	2016
Origination fee	$2,583,089	$5,017,842	$3,109,643
Prepayment fee	420,667	1,159,434	4,384,637
Amendment fee	376,292	1,078,410	1,000,804
Administrative agent fee	146,961	130,659	82,998
Other fees	21,371	17,092	125,814
Total fee income	$3,548,380	$7,403,437	$8,703,896

Note 13. Distributions and Share Repurchase Program Distributions

Distributions to common stockholders are recorded on the ex-dividend date. The amount to be paid out as a distribution is determined by the Company’s board of directors.
The Company has adopted an “opt in” distribution reinvestment plan (“DRIP”) pursuant to which the Company’s common stockholders may elect to have the full amount of any cash distributions reinvested in additional shares of the Company’s common stock. On June 30, 2017, the Board approved an amendment to the DRIP, pursuant to which the number of newly-issued shares of the Company’s common stock to be issued to a participating stockholder shall be determined by dividing the total dollar amount of the distribution payable to such stockholder by a price equal to 94.5%, rather than 90%, of the Company’s then current offering price. The Company amended the DRIP as a result of the Company’s revised fee structure, which went into effect on June 16, 2017. Under the Company’s revised fee structure the upfront selling commission was reduced from 7.00% of gross proceeds to up to 3.00% of gross proceeds and the dealer manager fee was reduced from 2.75% of gross proceeds to up to 2.50% of gross proceeds. If the Company declares a cash dividend or other distribution, each stockholder that has “opted in” to the DRIP will have their distributions automatically reinvested in additional shares of the Company’s common stock rather than receiving cash distributions. Stockholders who receive distributions in the form of shares of common stock will be subject to the same federal, state and local tax consequences as if they received cash distributions. For the year ended December 31, 2018, the Company distributed a total of $62,256,547, of which $36,397,238 was in cash and $25,859,309 was in the form of common stock associated with the DRIP. For the year ended December 31, 2017, the Company distributed a total of $61,549,954, of which $33,728,836 was in cash and $27,821,118 was in the form of common stock associated with the DRIP. For the year ended December 31, 2016, the Company distributed a total of $68,596,940, of which $36,118,048 was in cash and $32,478,892 was in the form of common stock associated with the DRIP.
The following table reflects the cash distributions per share that the Company has declared or paid to its stockholders during 2018 and 2017. Stockholders of record as of each respective semi-monthly record date were entitled to receive the distribution.

Record Date	Payment Date	Amount per share
January 13 and 31, 2017	January 31, 2017	$0.02667
February 15 and 28, 2017	February 28, 2017	0.02667
March 15 and 31, 2017	March 31, 2017	0.02667
April 14 and 28, 2017	April 28, 2017	0.02667
May 15 and 31, 2017	May 31, 2017	0.02667
June 15 and 30, 2017	June 30, 2017	0.02667
July 14 and 31, 2017	July 31, 2017	0.02667
August 15 and 31, 2017	August 31, 2017	0.02667
September 15 and 29, 2017	September 29, 2017	0.02667
October 13 and 31, 2017	October 31, 2017	0.02667
November 15 and 30, 2017	November 30, 2017	0.02667
December 15 and 29, 2017	December 29, 2017	0.02667
January 15 and 31, 2018	January 31, 2018	0.02667
February 15 and 28, 2018	February 28, 2018	0.02667
March 15 and 30, 2018	March 30, 2018	0.02667
April 13 and 30, 2018	April 30, 2018	0.02667
May 15 and 31, 2018	May 31, 2018	0.02667
June 15 and 29, 2018	June 29, 2018	0.02667
July 13 and 31, 2018	July 31, 2018	0.02667
August 15 and 31, 2018	August 31, 2018	0.02667
September 14 and 28, 2018	September 28, 2018	0.02667
October 15 and 31, 2018	October 31, 2018	0.02667
November 15 and 30, 2018	November 30, 2018	0.02667
December 14 and 31, 2018	December 31, 2018	0.02667

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
Share Repurchase Program
In June 2013, the Company commenced a share repurchase program pursuant to which it conducted quarterly share repurchases of up to 2.5% of the weighted average number of outstanding shares of its common stock in the prior four calendar quarters or 10% of the weighted average number of outstanding shares in the prior 12-month period. In connection with the Mergers, the Company suspended the Share Repurchase Program. The purpose of the share repurchase program was to allow stockholders to sell their shares back to the Company at a price equal to the most recently disclosed NAV per share of the Company's common stock immediately prior to the date of repurchase. Shares were purchased from stockholders participating in the program on a pro-rata basis. Unless the Company's board of directors determined otherwise, the number of shares repurchased during any calendar year were limited to the proceeds received in association with the sale of shares of common stock under the distribution reinvestment plan.
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
In the event of the death or disability of a stockholder, the Company will repurchase the shares held by such stockholder at a price equal to the NAV per share of our shares as disclosed in the periodic report the Company files with the SEC immediately following the date of the death or disability of such stockholder. The Company's board of directors has the right to suspend or terminate repurchases due to death or disability to the extent that it determines that it is in the Company's best interest to do so. In connection with the Mergers, the Company suspended repurchases due to death or disability. During the years ended December 31, 2018, 2017 and 2016, the Company repurchased 263,737, 179,438 and 5,355 shares, respectively, of certain shareholders due to death or disability.

Note 14. Financial Highlights

The following is a schedule of financial highlights of the Company for the years ended December 31, 2018, 2017, 2016, 2015 and 2014:

	For the years ended December 31,
	2018	2017	2016	2015	2014
Per Share Data:(1)
Net asset value at beginning of period	$7.66	$8.17	$8.16	$8.97	$9.18
Net investment income/(loss)	0.48	0.55	0.66	0.66	0.55
Net realized gains/(losses) on investments and total return swap	(0.59)	(0.27)	(0.15)	0.16	0.20
Net unrealized appreciation/(depreciation) on investments and total return swap	(0.18)	(0.14)	0.25	(0.96)	(0.35)
Net increase/(decrease) in net assets	(0.29)	0.14	0.76	(0.14)	0.40
Distributions from return of capital	—	—	—	—	(0.19)
Distributions from earnings(2)	(0.64)	(0.64)	(0.76)	(0.80)	(0.61)
Total distributions to shareholders	$(0.64)	$(0.64)	$(0.76)	$(0.80)	$(0.80)
Issuance of common shares above net asset value(3)	(0.01)	(0.01)	0.01	0.13	0.19
Net asset value at end of period	$6.72	$7.66	$8.17	$8.16	$8.97
Total return based on net asset value(4)(5)	(4.04)%	1.53%	9.87%	(0.46)%	6.48%
Portfolio turnover rate	23.42%	36.31%	26.33%	23.66%	37.17%
Shares outstanding at end of period	98,502,907	96,620,231	94,666,418	82,623,649	54,260,324
Net assets at end of period	$662,080,199	$739,986,569	$773,113,087	$674,124,099	$486,519,913
Ratio/Supplemental Data:
Ratio of net investment income to average net assets(5)	6.62%	6.84%	8.20%	7.57%	6.09%
Ratio of net expenses (including incentive fees) to average net assets(5)	7.15%	7.13%	5.44%	6.37%	6.17%
Ratio of incentive fees to average net assets	—%	0.61%	1.27%	0.72%	(0.06)%
Supplemental Data:
Asset coverage ratio per unit(6)	$2,656	$2,330	$2,476	$2,386	$2,211
Percentage of non-recurring fee income(7)	3.63%	6.79%	8.64%	12.40%	20.10%
Ratio of net expenses (excluding incentive fees) to average net assets	7.15%	6.52%	4.18%	5.65%	6.23%
Ratio of interest and financing related expenses to average net assets (8)	3.03%	2.38%	2.03%	1.82%	0.98%
Total Debt Outstanding:(9)(10)
Revolving Credit Facility	$355,000,000	$435,000,000	$390,000,000	$385,000,000	$236,500,000
Total Return Swap(11)	$51,776,760	$127,519,693	$147,892,739	$129,426,020	$152,645,906

(1)
The per share data was derived by using the weighted average shares outstanding during the years ended December 31, 2018, 2017, 2016, 2015 and 2014 which were 97,404,685, 96,248,024, 90,424,090, 70,648,292, and 35,425,825, respectively.

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

(5)
Total returns, ratios of net investment income and ratios of gross expenses to average net assets for the years ended December 31, 2016, 2015 and 2014 , prior to the effect of the Expense Support Agreement were as follows: total return 7.57%, (1.76)%, and 5.00% and ratio of net investment income: 8.32%, 6.54% and 4.51% and ratio of net expenses to average net assets: 7.76%, 7.39% and 7.87%, respectively.

(6)
Asset coverage per unit is the ratio of the carrying value of the Company's total consolidated assets for regulatory purposes, which includes the underlying fair value of net TRS, less all liabilities and indebtedness not represented by senior securities to the aggregate amount of Senior Securities representing indebtedness and the implied leverage on the TRS. Asset coverage per unit is expressed in terms of dollars per $1,000 of indebtedness. For the years ended December 31, 2018, 2017, 2016, 2015 and 2014 the Company's Asset Coverage Per Unit including unfunded commitments was $2,363, $2,054, $2,355, $2,318, and $2,141, respectively.

(7)	Represents the impact of non-recurring fees over total investment income.

(8)
The ratio of interest and financing related expenses to average net assets for the years ended December 31, 2016 and 2015 have been revised to include financing costs. The ratios were previously reported as 1.85% and 1.62%, respectively

(9)	Total amount of each class of senior securities outstanding at the end of the period excluding debt issuance costs.

(10)	Average market value per unit is not applicable as these classes of securities are not registered for public trading.

(11)	The TRS amount is comprised of the outstanding notional amount of the TRS, less the initial amount of any cash collateral required to be posted by Arbor under the TRS.

Note 15. Selected Quarterly Financial Data (unaudited)

	Quarter Ended
	December 31, 2018	September 30, 2018	June 30, 2018	March 31, 2018
Total investment income	$23,444,596	$24,477,122	24,890,883	24,360,040
Total investment income per common share	0.24	0.25	0.26	0.25
Net investment income	10,696,360	12,357,369	12,260,712	11,414,345
Net investment income per common share	0.11	0.13	0.13	0.12
Net realized and unrealized gain/(loss)	(27,127,542)	(18,063,473)	(17,587,989)	(12,427,418)
Net realized and unrealized gain/(loss) per common share	(0.28)	(0.19)	(0.18)	(0.13)
Net increase/(decrease) in net assets resulting from operations	(16,431,182)	(5,706,104)	(5,327,277)	(1,013,073)
Basic and diluted earnings/(loss) per common share	(0.17)	(0.06)	(0.05)	(0.01)
Net asset value per common share at end of quarter	6.72	7.05	7.27	7.49

	Quarter Ended
	December 31, 2017	September 30, 2017	June 30, 2017	March 31, 2017
Total investment income	$28,599,983	$27,640,738	$24,704,225	$26,230,591
Total investment income per common share	0.30	0.29	0.26	0.28
Net investment income	13,146,818	13,501,720	12,109,185	13,745,747
Net investment income per common share	0.14	0.14	0.13	0.14
Net realized and unrealized gain/(loss)	(20,625,797)	(10,113,346)	(3,982,390)	(5,276,781)
Net realized and unrealized gain/(loss) per common share	(0.21)	(0.10)	(0.04)	(0.06)
Net increase/(decrease) in net assets resulting from operations	(7,478,979)	3,388,374	8,126,795	8,468,966
Basic and diluted earnings/(loss) per common share	(0.08)	0.04	0.08	0.09
Net asset value per common share at end of quarter	7.66	7.89	8.02	8.10

	Quarter Ended
	December 31, 2016	September 30, 2016	June 30, 2016	March 31, 2016
Total investment income	$26,608,281	$25,148,661	$24,797,049	$23,226,505
Total investment income per common share	0.28	0.27	0.27	0.27
Net investment income	13,673,095	15,609,962	16,159,711	14,521,704
Net investment income per common share	0.14	0.17	0.18	0.17
Net realized and unrealized gain/(loss)	3,825,620	5,224,610	8,561,077	(8,246,984)
Net realized and unrealized gain/(loss) per common share	0.04	0.06	0.09	(0.09)
Net increase/(decrease) in net assets resulting from operations	17,498,715	20,834,572	24,720,788	6,274,720
Basic and diluted earnings/(loss) per common share	0.18	0.23	0.28	0.07
Net asset value per common share at end of quarter	8.17	8.14	8.11	8.04

Note 16. Subsequent Events

Management has evaluated subsequent events through the date of issuance of the consolidated financial statements included herein. There have been no subsequent events that occurred during such period that would require disclosure in this Form 10-K or would be required to be recognized in the consolidated financial statements as of and for the year ended December 31, 2018, except as disclosed below.

On January 25, 2019, the Board of Directors declared a series of monthly distributions for January, February and March 2019 in the amount of $0.05334 per share. Stockholders of record as of each respective monthly record date will be entitled to receive the distribution. Below are the details for each respective distribution:

Record Date	Payment Date	Amount per share
January 25, 2019	January 31, 2019	$0.05334
February 11, 2019	February 28, 2019	0.05334
March 11, 2019	March 29, 2019	0.05334

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
Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Rule 13a-15(f) of the Exchange Act, and for performing an assessment of the effectiveness of internal control over financial reporting as of December 31, 2018. Internal control over financial reporting is a process designed by, or under the supervision of, our principal executive and principal financial officers, or persons performing similar functions, and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.
Management performed an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2018 based upon the criteria set forth in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our assessment, management determined that our internal control over financial reporting was effective as of December 31, 2018.
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

Item 9B. Other Information

None.
PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by Item 10 is hereby incorporated by reference from our definitive Proxy statement relating to our 2019 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of our fiscal year.

Item 11. Executive Compensation

The information required by Item 11 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2019 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of our fiscal year.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2019 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of our fiscal year.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by Item 13 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2019 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of our fiscal year.

Item 14. Principal Accountant Fees and Services

The information required by Item 14 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2019 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of our fiscal year.

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
10.15
Amendment No. 1 to Amended and Restated Senior Secured Revolving Credit Agreement, dated as of February 8, 2019, by and among the Borrower, the lenders from time to time party thereto, the Administrative Agent and, solely for the purposes of Section 2.10 thereof, subsidiary guarantors party thereto

10.16
Guarantee, Pledge and Security Agreement among the Company, the Subsidiary Guarantors party thereto, ING Capital LLC, as Administrative Agent, each Financial Agent and Designated Indebtedness Holder party thereto and ING Capital LLC, as Collateral Agent, dated December 4, 2013

10.17	Control Agreement among the Company, ING Capital LLC, as collateral agent, and State Street Bank and Trust Company, as the Company’s Custodian, dated December 4, 2013
10.18
Loan Agreement, dated as of July 23, 2014, by and among Alpine Funding LLC, as company, JPMorgan Chase Bank, National Association, as administrative agent, the Financing Providers from time to time party thereto, SIC Advisors LLC, as the portfolio manager, and the Collateral Administrator, Collateral Agent and Securities Intermediary party thereto

10.19	Sale and Contribution Agreement, dated as of July 23, 2014, by and between Sierra Income Corporation, as seller, and Alpine Funding LLC, as purchaser
10.20	Portfolio Management Agreement, dated as of July 23, 2014, by and between Alpine Funding LLC, as borrower and SIC Advisors LLC, as portfolio manager
10.21
Amendment No. 1 to the Loan Agreement, dated as of July 23, 2014, by and among Alpine Funding LLC, as borrower, JPMorgan Chase Bank, National Association, as administrative agent, the Financing Providers from time to time party thereto, SIC Advisors LLC, as the portfolio manager, and the Collateral Administrator, Collateral Agent and Securities Intermediary party thereto

10.22	Limited Liability Company Operating Agreement of Sierra Senior Loan Strategy JV I LLC, dated March 27, 2015
10.23	Agreement and Plan of Merger, dated as of August 9, 2018, by and between Medley Capital Corporation and Sierra Income Corporation
10.24	Agreement and Plan of Merger, dated as of August 9, 2018, by and among Medley Management Inc., Sierra Income Corporation and Sierra Management, Inc.
11	Computation of Per Share Earnings (included in the notes to the financial statements contained in this report) *
12	Computation of Ratio of Earnings to Fixed Charges (included in the notes to the financial statements contained in this report) *
21.1	List of Subsidiaries*
31.1	Certification by Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification by Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

*	Filed herewith.

SIGNATURES

Pursuant to the requirements Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: April 1, 2019	Sierra Income Corporation.

	By	/s/ Seth Taube
Seth Taube Chief Executive Officer (Principal Executive Officer)

	By	/s/ Richard T. Allorto Jr.
Richard T. Allorto Jr. Chief Financial Officer (Principal Accounting and Financial Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the following capacities on April 1, 2019.

/s/ Seth Taube	Chief Executive Officer and Chairman of the Board of Directors
Seth Taube	(Principal Executive Officer)

/s/ Richard T. Allorto Jr.	Chief Financial Officer
Richard T. Allorto Jr.	(Principal Accounting and Financial Officer)

/s/ Brook Taube	Director
Brook Taube

/s/ Oliver T. Kane	Director
Oliver T. Kane

/s/ Valerie Lancaster-Beal	Director
Valerie Lancaster-Beal

/s/ Stephen R. Byers	Director
Stephen R. Byers