Form 10-Q
period 2019-03-31
Sierra Income Corp
filed 2019-05-15
CIK 1523526

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
_____________________________________________________
Form 10-Q
 ____________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2019
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
___________________________________________________

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).     Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act:

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

Securities registered pursuant to Section 12(b) of the Exchange Act: None

As of May 15, 2019, the Registrant had 99,809,177 shares of common stock, $0.001 par value, outstanding.

Sierra Income Corporation
Consolidated Statements of Assets and Liabilities

	March 31, 2019	December 31, 2018
ASSETS	(unaudited)
Investments at fair value
Non-controlled/non-affiliated investments (amortized cost of $757,688,706 and $819,032,531, respectively)	$712,975,575	$758,474,260
Controlled/affiliated investments (amortized cost of $195,728,069 and $186,634,331, respectively)	177,264,771	165,006,502
Investments at fair value	890,240,346	923,480,762
Cash and cash equivalents	101,179,567	59,481,495
Interest receivable from non-controlled/non-affiliated investments	10,211,144	9,154,364
Deferred transaction costs (Note 2)	9,683,051	7,052,691
Cash collateral on total return swap (Note 5)	591,654	27,000,000
Unsettled trades receivable	534,355	2,339,547
Unrealized appreciation on total return swap (Note 5)	144,311	—
Prepaid expenses and other assets	56,292	627,418
Receivable due on total return swap (Note 5)	—	113,252
Interest receivable from controlled/affiliated investments	—	382,121
Total assets	$1,012,640,720	$1,029,631,650

LIABILITIES
Revolving credit facilities payable (net of deferred financing costs of $3,103,557 and $3,460,986, respectively) (Note 6)	$324,996,443	$351,539,014
Unsettled trades payable	6,727,683	—
Base management fees payable (Note 7)	4,442,089	4,491,234
Deferred tax liability	2,974,612	—
Interest payable	1,777,382	1,834,739
Transaction costs payable	1,736,209	398,680
Accounts payable and accrued expenses	1,587,781	2,073,169
Administrator fees payable (Note 7)	622,072	689,711
Payable due to total return swap (Note 5)	409,726	—
Unrealized depreciation on total return swap (Note 5)	—	6,524,904
Total liabilities	$345,273,997	$367,551,451

Commitments (Note 11)

NET ASSETS
Common shares, par value $0.001 per share, 250,000,000 common shares authorized, 99,485,633 and 98,502,907 common shares issued and outstanding, respectively	$99,486	$98,503
Capital in excess of par value	864,886,848	858,699,757
Total distributable earnings/(loss)	(197,619,611)	(196,718,061)
Total net assets	667,366,723	662,080,199
Total liabilities and net assets	$1,012,640,720	$1,029,631,650
NET ASSET VALUE PER COMMON SHARE	$6.71	$6.72
See accompanying notes to consolidated financial statements.

Sierra Income Corporation
Consolidated Statements of Operations

	Three Months Ended March 31,
	2019	2018
INVESTMENT INCOME	(unaudited)	(unaudited)
Interest and dividends from investments
Non-controlled/non-affiliated investments:
Cash	$16,757,998	$19,826,763
Payment-in-kind	787,597	1,126,608
Controlled/affiliated investments:
Cash	2,241,272	2,202,123
Payment-in-kind	303,561	536,818
Total interest and dividend income	20,090,428	23,692,312
Fee income (Note 12)	534,510	644,675
Interest from cash and cash equivalents	285,522	23,053
Total investment income	20,910,460	24,360,040
EXPENSES
Interest and financing expenses	5,430,233	5,172,430
Base management fees (Note 7)	4,442,090	5,003,816
General and administrative expenses	941,498	1,425,118
Professional fees	647,567	337,546
Administrator expenses (Note 7)	622,071	723,535
Offering costs	32,308	283,250
Total expenses	12,115,767	12,945,695
NET INVESTMENT INCOME	8,794,693	11,414,345
REALIZED AND UNREALIZED GAIN/(LOSS) ON INVESTMENTS
Net realized gain/(loss) from non-controlled/non-affiliated investments	(2,029,236)	(32,181,098)
Net realized gain/(loss) from controlled/affiliated investments	(5,379,624)	—
Net realized gain/(loss) on total return swap (Note 5)	(9,176,735)	1,478,622
Net change in unrealized appreciation/(depreciation) on non-controlled/non-affiliated investments	15,845,140	23,066,356
Net change in unrealized appreciation/(depreciation) on controlled/affiliated investments	3,164,531	(7,868,122)
Net change in unrealized appreciation/(depreciation) on total return swap (Note 5)	6,669,215	2,941,369
Change in provision for deferred taxes on unrealized appreciation/(depreciation) on investments	(2,974,612)	135,455
Net realized and unrealized gain/(loss) on investments	6,118,679	(12,427,418)
NET INCREASE/(DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS	$14,913,372	$(1,013,073)
WEIGHTED AVERAGE - BASIC AND DILUTED EARNINGS PER COMMON SHARE	$0.15	$(0.01)
WEIGHTED AVERAGE - BASIC AND DILUTED NET INVESTMENT INCOME PER COMMON SHARE	$0.09	$0.12
WEIGHTED AVERAGE COMMON STOCK OUTSTANDING - BASIC AND DILUTED (NOTE 10)	99,158,430	96,993,237
DISTRIBUTIONS DECLARED PER COMMON SHARE	$0.16	$0.16
See accompanying notes to the consolidated financial statements.

Sierra Income Corporation
Consolidated Statements of Changes in Net Assets

	Common Stock		Paid in Capital	Distributable	Total
	Shares	Par Amount	in Excess of Par	Earnings	Net Assets
Balance at December 31, 2017	96,620,231	$96,620	$843,592,066	$(103,702,117)	$739,986,569
Net increase/(decrease) in net assets resulting from operations:
Net investment income	—	—	—	11,414,345	11,414,345
Net realized gain/(loss) on investments	—	—	—	(32,181,098)	(32,181,098)
Net realized gain/(loss) on total return swap (Note 5)	—	—	—	1,478,622	1,478,622
Net change in unrealized appreciation/(depreciation) on investments	—	—	—	15,198,234	15,198,234
Net change in unrealized appreciation/(depreciation) on total return swap (Note 5)	—	—	—	2,941,369	2,941,369
Change in provision for deferred taxes on unrealized appreciation/(depreciation) on investments	—	—	—	135,455	135,455
Shareholder distributions:
Issuance of common shares, net of underwriting costs	187,555	188	1,447,987	—	1,448,175
Issuance of common shares pursuant to distribution reinvestment plan	865,704	866	6,666,847	—	6,667,713
Repurchase of common shares	(94,892)	(95)	(726,776)	—	(726,871)
Distributions from earnings	—	—	—	(15,520,650)	(15,520,650)
Total increase/(decrease) for the three months ended March 31, 2018	958,367	959	7,388,058	(16,533,723)	(9,144,706)
Balance at March 31, 2018	97,578,598	$97,579	$850,980,124	$(120,235,840)	$730,841,863
Balance at December 31, 2018	98,502,907	$98,503	$858,699,757	$(196,718,061)	$662,080,199
Net increase/(decrease) in net assets resulting from operations:
Net investment income	—	—	—	8,794,693	8,794,693
Net realized gain/(loss) on investments	—	—	—	(7,408,860)	(7,408,860)
Net realized gain/(loss) on total return swap (Note 5)	—	—	—	(9,176,735)	(9,176,735)
Net change in unrealized appreciation/(depreciation) on investments	—	—	—	19,009,671	19,009,671
Net change in unrealized appreciation/(depreciation) on total return swap (Note 5)	—	—	—	6,669,215	6,669,215
Change in provision for deferred taxes on unrealized appreciation/(depreciation) on investments	—	—	—	(2,974,612)	(2,974,612)
Shareholder distributions:
Issuance of common shares pursuant to distribution reinvestment plan	982,726	983	6,187,091	—	6,188,074
Distributions from earnings	—	—	—	(15,814,922)	(15,814,922)
Total increase/(decrease) for the three months ended March 31, 2019	982,726	983	6,187,091	(901,550)	5,286,524
Balance at March 31, 2019	99,485,633	$99,486	$864,886,848	$(197,619,611)	$667,366,723

.

See accompanying notes to consolidated financial statements.

Sierra Income Corporation
Consolidated Statements of Cash Flows

	Three Months Ended March 31,
	2019	2018
	(unaudited)	(unaudited)
Cash flows from operating activities
NET INCREASE/(DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS:	$14,913,372	$(1,013,073)
ADJUSTMENT TO RECONCILE NET INCREASE/(DECREASE) IN NET ASSETS FROM OPERATIONS TO NET CASH USED IN OPERATING ACTIVITIES:
Payment-in-kind interest income	(1,091,158)	(1,663,426)
Net amortization of premium on investments	(444,781)	(582,738)
Amortization of deferred financing costs	478,679	468,855
Net realized (gain)/loss on investments	7,408,860	32,181,098
Net change in unrealized (appreciation)/depreciation on investments	(19,009,671)	(15,198,234)
Net change in unrealized (appreciation)/depreciation on total return swap (Note 5)	(6,669,215)	(2,941,368)
Purchases and originations	(61,044,257)	(68,641,471)
Proceeds from sale of investments and principal repayments	107,421,423	76,114,211
(Increase)/decrease in operating assets:
Unsettled trades receivable	1,805,192	(236,331)
Interest receivable from non-controlled/non-affiliated investments	(1,056,780)	(166,210)
Interest receivable from controlled/affiliated investments	382,121	368,133
Receivable for Company shares sold	—	195,060
Receivable due on total return swap (Note 5)	113,252	(29,686)
Deferred transaction costs	(2,630,360)	—
Prepaid expenses and other assets	571,126	87,080
Increase/(decrease) in operating liabilities:
Unsettled trades payable	6,727,683	414,955
Management fee payable	(49,145)	(193,181)
Transaction costs payable	1,337,529	—
Accounts payable and accrued expenses	(485,388)	(156,433)
Payable due from total return swap (Note 5)	409,726	—
Incentive fees payable	—	(2,827,372)
Administrator fees payable	(67,639)	27,758
Interest payable	(57,357)	(145,360)
Deferred tax liability	2,974,612	(135,455)
NET CASH PROVIDED BY/(USED IN) OPERATING ACTIVITIES	51,937,824	15,926,812
Cash flows from financing activities:
Borrowings under revolving credit facility	—	17,000,000
Repayments of revolving credit facility	(26,900,000)	(49,000,000)
Proceeds from issuance of common stock, net of underwriting costs	—	1,448,175
Payment of cash distributions	(9,626,848)	(8,852,937)
Financing costs paid	(121,250)	(18,751)
Repurchase of common shares	—	(722,133)
NET CASH PROVIDED BY/(USED IN) FINANCING ACTIVITIES	(36,648,098)	(40,145,646)
TOTAL INCREASE/(DECREASE) IN CASH	15,289,726	(24,218,834)
CASH, CASH EQUIVALENTS AND CASH COLLATERAL ON TOTAL RETURN SWAP AT BEGINNING OF PERIOD	86,481,495	112,909,759
CASH, CASH EQUIVALENTS AND CASH COLLATERAL ON TOTAL RETURN SWAP AT END OF PERIOD (1)	$101,771,221	$88,690,925
Supplemental Information:
Cash paid during the period for interest	$5,008,911	$4,848,935
Supplemental non-cash information:
Non-cash purchase of investments	$2,854,540	$9,667,649
Non-cash sale of investments	2,854,540	9,667,649
Payment-in-kind interest income	1,091,158	536,818
Amortization of deferred financing costs	478,679	582,738
Net amortization of premium on investments	444,781	704,330
Issuance of common shares in connection with distribution reinvestment plan	$6,188,074	$6,667,713

(1)	Includes cash and cash equivalents of $101,179,567 and $44,690,925 and cash collateral on total return swap of $591,654 and $44,000,000 as of March 31, 2019 and 2018, respectively.
See accompanying notes to consolidated financial statements.

Sierra Income Corporation
Consolidated Schedule of Investments
As of March 31, 2019
(unaudited)

Company(1)(2)	Industry	Type of Investment	Maturity	Par Amount	Cost	Fair Value	% of Net Assets(3)
Non-controlled/non-affiliated investments – 106.8%							$667,366,723
AAAHI Acquisition Corporation	Transportation: Consumer	Senior Secured First Lien Term Loan LIBOR + 6.250%, 1.000% Floor (4)(5)(6)	12/10/2023	$7,021,731	$7,021,731	$7,021,731	1.1%
				7,021,731	7,021,731	7,021,731
Alpine SG, LLC	High Tech Industries	Senior Secured First Lien Delayed Draw Term Loan LIBOR + 5.500%, 1.000% Floor (5)(7)	11/16/2022	6,617,630	6,617,630	6,617,630	1.0%
		Senior Secured First Lien Term Loan LIBOR + 5.500%, 1.000% Floor (5)(6)(7)	11/16/2022	13,398,750	13,398,750	13,398,750	2.0%
				20,016,380	20,016,380	20,016,380
American Dental Partners, Inc.	Healthcare & Pharmaceuticals	Senior Secured Second Lien Term Loan LIBOR + 8.500%, 1.000% Floor (4)(5)	9/25/2023	4,893,750	4,893,750	4,790,492	0.7%
				4,893,750	4,893,750	4,790,492
Amerijet Holdings, Inc.	Transportation: Cargo	Senior Secured First Lien Term Loan LIBOR + 8.000%, 1.000% Floor (5)(7)	7/15/2021	11,308,455	11,308,455	11,308,455	1.7%
				11,308,455	11,308,455	11,308,455
AMMC CLO 22, Limited Series 2018-22A	Multi-Sector Holdings	Subordinated Notes 11.693% effective yield (8)(9)(10)	4/25/2031	7,222,000	6,021,110	6,100,171	0.9%
				7,222,000	6,021,110	6,100,171
Answers Finance, LLC	High Tech Industries	Common Stock - 389,533 shares (11)		—	5,426,955	1,188,076	0.2%
				—	5,426,955	1,188,076
Apidos CLO XXIV, Series 2016-24A	Multi-Sector Holdings	Subordinated Notes 10.323% effective yield (5)(8)(9)(10)	7/20/2027	18,357,647	12,194,352	11,146,763	1.7%
				18,357,647	12,194,352	11,146,763
Aviation Technical Services, Inc.	Aerospace & Defense	Senior Secured Second Lien Term Loan LIBOR + 8.500%, 1.000% Floor (4)(5)(12)	3/31/2022	25,000,000	25,000,000	25,000,000	3.7%
				25,000,000	25,000,000	25,000,000
Barry's Bootcamp Holdings, LLC	Services: Consumer	Senior Secured First Lien Term Loan LIBOR + 6.000%, 1.000% Floor (4)(5)(6)	7/14/2022	8,571,429	8,571,429	8,488,429	1.3%
		Revolving Credit Facility LIBOR + 6.000%, 1.000% Floor (4)(5)(6)	7/14/2022	4,760,000	4,760,000	4,712,960	0.7%
				13,331,429	13,331,429	13,201,389
Black Angus Steakhouses, LLC	Hotel, Gaming & Leisure	Senior Secured First Lien Term Loan LIBOR + 9.000%, 1.000% Floor (4)(5)(6)(12)	4/24/2020	18,482,143	18,482,143	18,417,928	2.8%
		Revolving Credit Facility LIBOR + 9.000%, 1.000% Floor (4)(5)(6)(12)	4/24/2020	1,450,893	1,450,893	1,450,893	0.2%
				19,933,036	19,933,036	19,868,821
BRG Sports, Inc.	Consumer Goods: Durable	Senior Secured First Lien Term Loan LIBOR + 6.500%, 1.000% Floor (5)(7)	6/15/2023	6,566,875	6,566,875	6,521,564	1.0%
				6,566,875	6,566,875	6,521,564
Brook & Whittle Holding Corp.	Containers, Packaging & Glass	Senior Secured First Lien Term Loan LIBOR + 5.500%, 1.000% Floor (4)(5)	10/17/2024	3,003,762	3,003,762	3,003,762	0.5%
		Senior Secured First Lien Delayed Draw Term Loan LIBOR + 5.500%, 1.000% Floor (4)(5)	10/17/2024	706,445	706,445	706,445	0.1%
				3,710,207	3,710,207	3,710,207
Central States Dermatology Services, LLC	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loan LIBOR + 6.500%, 1.000% Floor (5)(7)	4/20/2022	2,463,040	2,463,040	2,463,040	0.4%

Company(1)(2)	Industry	Type of Investment	Maturity	Par Amount	Cost	Fair Value	% of Net Assets(3)
		Senior Secured First Lien Delayed Draw Term Loan LIBOR + 6.500%, 1.000% Floor (5)(7)	4/20/2022	934,486	934,486	934,486	0.1%
				3,397,526	3,397,526	3,397,526
Covenant Surgical Partners, Inc.	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loan LIBOR + 4.500%(4)(5)	10/4/2024	6,917,662	6,903,602	6,848,485	1.0%
				6,917,662	6,903,602	6,848,485
CPI International, Inc.	Aerospace & Defense	Senior Secured Second Lien Term Loan LIBOR + 7.250%, 1.000% Floor (5)(7)	7/28/2025	9,900,752	9,873,034	9,603,729	1.4%
				9,900,752	9,873,034	9,603,729
CT Technologies Intermediate Holdings, Inc.	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loan LIBOR + 4.250%, 1.000% Floor (5)(7)	12/1/2021	979,644	833,156	831,522	0.1%
				979,644	833,156	831,522
DataOnline Corp.	High Tech Industries	Senior Secured First Lien Term Loan LIBOR + 5.750%, 1.000% Floor (4)(5)(6)	7/31/2025	9,950,000	9,950,000	9,950,000	1.5%
				9,950,000	9,950,000	9,950,000
Drew Marine Partners, LP	Transportation: Cargo	Senior Secured Second Lien Term Loan LIBOR + 7.000%, 1.000% Floor (7)	5/19/2021	10,000,000	10,032,393	9,937,000	1.5%
				10,000,000	10,032,393	9,937,000
Dryden 38 Senior Loan Fund, Series 2015-38A	Multi-Sector Holdings	Subordinated Notes 12.092% effective yield (8)(9)(10)	7/15/2027	7,000,000	4,817,097	4,890,900	0.7%
				7,000,000	4,817,097	4,890,900
Dryden 43 Senior Loan Fund, Series 2016-43A	Multi-Sector Holdings	Subordinated Notes 5.640% effective yield (5)(8)(9)(10)	7/20/2029	3,620,000	2,840,892	2,421,056	0.4%
				3,620,000	2,840,892	2,421,056
Dryden 49 Senior Loan Fund, Series 2017-49A	Multi-Sector Holdings	Subordinated Notes 7.275% effective yield (5)(9)(10)	7/18/2030	17,233,288	14,446,017	12,779,569	1.9%
				17,233,288	14,446,017	12,779,569
First Boston Construction Holdings, LLC	Banking, Finance, Insurance & Real Estate	Senior secured first lien notes 12.000% (5)	2/23/2023	9,965,000	9,965,000	9,985,926	1.5%
		Preferred Equity - 2,491,250 units (5)(11)		—	2,491,250	2,491,250	0.4%
				9,965,000	12,456,250	12,477,176
FKI Security Group, LLC	Capital Equipment	Senior Secured First Lien Term Loan LIBOR + 8.500%, 1.000% Floor (5)(7)	3/30/2020	11,093,750	11,093,750	10,885,187	1.6%
				11,093,750	11,093,750	10,885,187
Friedrich Holdings, Inc.	Construction & Building	Senior Secured First Lien Term Loan LIBOR + 6.000%, 1.000% Floor (5)(7)	2/7/2023	14,779,288	14,779,288	14,779,288	2.2%
				14,779,288	14,779,288	14,779,288
GK Holdings, Inc.	Services: Business	Senior Secured Second Lien Term Loan LIBOR + 10.250%, 1.000% Floor (4)	1/20/2022	10,000,000	10,000,000	8,521,000	1.3%
				10,000,000	10,000,000	8,521,000
Golden West Packaging Group LLC	Forest Products & Paper	Senior Secured First Lien Term Loan LIBOR + 5.250%, 1.000% Floor (5)(7)	6/20/2023	1,459,002	1,459,002	1,459,002	0.2%
				1,459,002	1,459,002	1,459,002
Heligear Acquisition Co.	Aerospace & Defense	Senior secured first lien notes 10.250% (5)(8)	10/15/2019	15,000,000	15,000,000	14,451,000	2.2%
				15,000,000	15,000,000	14,451,000
High Ridge Brands Co.	Consumer Goods: Non-Durable	Senior secured first lien notes 8.875% (5)(8)(13)(14)	3/15/2025	2,000,000	1,911,250	$800,000	0.1%
				2,000,000	1,911,250	800,000
Holland Acquisition Corp.	Energy: Oil & Gas	Senior Secured First Lien Term Loan LIBOR + 9.000%, 1.000% Floor (4)	5/29/2020	4,400,696	4,384,260	3,134,616	0.5%
				4,400,696	4,384,260	3,134,616

Company(1)(2)	Industry	Type of Investment	Maturity	Par Amount	Cost	Fair Value	% of Net Assets(3)
Hylan Datacom & Electrical LLC	Construction & Building	Senior Secured First Lien Term Loan LIBOR + 7.500%, 1.000% Floor (5)(7)	7/25/2021	14,316,715	14,316,715	14,028,949	2.1%
				14,316,715	14,316,715	14,028,949
IHS Intermediate, Inc.	Services: Business	Senior Secured Second Lien Term Loan LIBOR + 8.250%, 1.000% Floor (4)	7/20/2022	25,000,000	25,000,000	21,207,500	3.2%
				25,000,000	25,000,000	21,207,500
Impact Group, LLC	Services: Business	Senior Secured First Lien Term Loan LIBOR + 6.500%, 1.000% Floor (4)(5)	6/27/2023	5,842,774	5,842,774	5,642,951	0.8%
				5,842,774	5,842,774	5,642,951
Interflex Acquisition Company, LLC	Containers, Packaging & Glass	Senior Secured First Lien Term Loan LIBOR + 9.000%, 1.000% Floor (5)(7)	8/18/2022	13,231,250	13,231,250	12,395,035	1.9%
				13,231,250	13,231,250	12,395,035
Iqor US Inc.	Services: Business	Senior Secured First Lien Term Loan LIBOR + 5.000%, 1.000% Floor (7)	4/1/2021	8,341,262	7,568,753	7,814,928	1.2%
				8,341,262	7,568,753	7,814,928
Isagenix International, LLC	Wholesale	Senior Secured First Lien Term Loan LIBOR + 5.750%, 1.000% Floor (4)(5)	6/16/2025	1,925,000	1,915,691	1,870,715	0.3%
				1,925,000	1,915,691	1,870,715
Isola USA Corp.	High Tech Industries	Senior Secured Second Lien Term Loan LIBOR + 9.500%, 1.000% Floor, PIK (4)(6)	1/2/2023	9,812,274	7,050,201	6,889,198	1.0%
		Common Units - 10,283,782 units (9)(11)		—	—	—	0.0%
				9,812,274	7,050,201	6,889,198
JFL-WCS Partners, LLC	Environmental Industries	Preferred Units - 618,876 6.000%, PIK (5)(9)		—	618,876	618,876	0.1%
		Common Units - 68,764 units (5)(9)(11)		—	68,764	1,461,923	0.2%
				—	687,640	2,080,799
Keystone Acquisition Corp.	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loan LIBOR + 5.250%, 1.000% Floor (4)(5)	5/1/2024	1,816,402	1,744,638	1,731,394	0.3%
		Senior Secured Second Lien Term Loan LIBOR + 9.250%, 1.000% Floor (4)(5)	5/1/2025	7,000,000	6,891,785	6,659,100	1.0%
				8,816,402	8,636,423	8,390,494
L&S Plumbing Partnership, Ltd.	Construction & Building	Senior Secured First Lien Term Loan LIBOR + 8.500%, 1.000% Floor (4)(5)	2/15/2022	10,615,319	10,615,319	10,615,319	1.6%
				10,615,319	10,615,319	10,615,319
Livingston International Inc.	Transportation: Cargo	Senior Secured Second Lien Term Loan LIBOR + 8.250%, 1.250% Floor (4)(9)	4/17/2020	4,613,287	4,541,606	4,613,287	0.7%
				4,613,287	4,541,606	4,613,287
Magnetite XIX, Limited	Multi-Sector Holdings	Subordinated Notes LIBOR + 7.610% (4)(8)(9)(10)	7/17/2030	2,000,000	1,874,937	1,809,800	0.3%
		Subordinated Notes 5.254% effective yield (5)(8)(9)(10)	7/17/2030	13,730,209	11,323,522	9,344,780	1.4%
				15,730,209	13,198,459	11,154,580
Manna Pro Products, LLC	Consumer Goods: Non-durable	Senior Secured First Lien Term Loan LIBOR + 6.000%, 1.000% Floor (5)(6)(7)	12/8/2023	4,114,583	4,114,583	3,915,247	0.6%
		Senior Secured First Lien Delayed Draw Term Loan LIBOR + 6.000%, 1.000% Floor (5)(6)(7)	12/8/2023	508,333	508,333	485,509	0.1%
				4,622,916	4,622,916	4,400,756
Midwest Physician Administrative Services, LLC	Healthcare & Pharmaceuticals	Senior Secured Second Lien Term Loan LIBOR + 7.000%, 0.750% Floor (7)	8/15/2025	1,950,000	1,872,358	1,855,230	0.3%
				1,950,000	1,872,358	1,855,230

Company(1)(2)	Industry	Type of Investment	Maturity	Par Amount	Cost	Fair Value	% of Net Assets(3)
Novetta Solutions, LLC	High Tech Industries	Senior Secured Second Lien Term Loan LIBOR + 8.500%, 1.000% Floor (7)	10/16/2023	11,000,000	10,929,381	10,127,700	1.5%
				11,000,000	10,929,381	10,127,700
Oxford Mining Company, LLC	Metals & Mining	Senior Secured First Lien Term Loan LIBOR + 10.500%, 0.750% Floor, 3.000% PIK (4)(5)(14)	12/31/2018	13,522,958	11,680,099	4,092,047	0.6%
		Senior Secured First Lien Term Loan LIBOR + 10.500%, 0.750% Floor, 3.000% PIK(4)(5)(14)	12/31/2018	9,317,743	8,063,160	2,819,549	0.4%
				22,840,701	19,743,259	6,911,596
Path Medical, LLC	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loan LIBOR + 9.500%, 1.000% Floor, PIK (5)(7)	10/11/2021	16,075,583	15,731,533	15,228,399	2.3%
		Senior Secured First Lien Term Loan LIBOR + 10.000%, 1.000% Floor (5)(6)(7)	10/11/2021	918,400	918,400	918,400	0.1%
		Warrants - 36,716 warrants(5)(11)	1/9/2027	—	669,709	—	0.0%
				16,993,983	17,319,642	16,146,799
PetroChoice Holdings, Inc.	Chemicals, Plastics & Rubber	Senior Secured Second Lien Term Loan LIBOR + 8.750%, 1.000% Floor (4)(5)	8/21/2023	9,000,000	9,000,000	9,000,000	1.4%
				9,000,000	9,000,000	9,000,000
Polymer Solutions Group Holdings, LLC	Chemicals, Plastics & Rubber	Senior Secured First Lien Term Loan LIBOR + 6.500%, 1.000% Floor (5)(7)	6/30/2021	2,439,021	2,439,021	2,439,021	0.4%
				2,439,021	2,439,021	2,439,021
Press Ganey Holdings, Inc	Healthcare & Pharmaceuticals	Senior Secured Second Lien Term Loan LIBOR + 6.500%, 1.000% Floor (7)	10/21/2024	2,842,724	2,884,834	2,806,337	0.4%
				2,842,724	2,884,834	2,806,337
Project Silverback Holdings Corp.	High Tech Industries	Senior Secured First Lien Term Loan LIBOR + 3.500%, 1.000% Floor (7)	8/21/2024	4,925,000	4,290,422	4,284,750	0.6%
				4,925,000	4,290,422	4,284,750
Proppants Holdings, LLC	Energy: Oil & Gas	Common Units - 161,852 units (11)		—	874,363	874,001	0.1%
		Common Units - 161,852 units (11)		—	8,832	8,093	0.0%
				—	883,195	882,094
PT Network, LLC	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loan LIBOR + 5.500%, 1.000% Floor (4)(5)(6)	11/30/2021	7,921,094	7,921,094	7,665,272	1.2%
				7,921,094	7,921,094	7,665,272
RateGain Technologies, Inc.	Hotel, Gaming & Leisure	Subordinated Notes (5)(11)	7/31/2020	476,190	476,190	476,190	0.1%
		Subordinated Notes (5)(11)	7/31/2021	476,190	476,190	476,190	0.1%
				952,380	952,380	952,380
Redwood Services Group, LLC	Services: Business	Senior Secured First Lien Term Loan LIBOR + 6.000%, 1.000% Floor (4)(5)(6)	6/6/2023	20,019,576	20,019,576	20,019,576	3.0%
		Revolving Credit Facility LIBOR + 6.000%, 1.000% Floor (4)(5)(6)	6/6/2023	1,437,500	1,437,500	1,437,500	0.2%
				21,457,076	21,457,076	21,457,076
Resolute Investment Managers, Inc.	Banking, Finance, Insurance & Real Estate	Senior Secured Second Lien Term Loan LIBOR + 7.500%, 1.000% Floor (4)(5)	4/30/2023	7,950,000	7,907,070	7,965,105	1.2%
				7,950,000	7,907,070	7,965,105
Rhombus Cinema Holdings, LP	Media: Diversified & Production	Preferred Equity 10.000% - 7,449 shares (5)(9)		—	4,584,207	5,768,535	0.9%
		Common Units - 3,163 units (5)(8)(11)		—	3,162,793	1,198,288	0.2%
				—	7,747,000	6,966,823

Company(1)(2)	Industry	Type of Investment	Maturity	Par Amount	Cost	Fair Value	% of Net Assets(3)
RMS Holding Company, LLC	Services: Business	Senior Secured First Lien Term Loan LIBOR + 6.000%, 1.000% Floor (5)(7)	11/16/2022	18,225,934	18,225,934	18,225,934	2.7%
		Revolving Credit Facility LIBOR + 6.000%, 1.000% Floor (4)(5)(6)	11/16/2022	2,322,033	2,322,033	2,310,433	0.3%
				20,547,967	20,547,967	20,536,367
SavATree, LLC	Environmental Industries	Senior Secured First Lien Term Loan LIBOR + 5.250%, 1.000% Floor (4)(5)	6/2/2022	4,366,877	4,366,877	4,366,877	0.7%
				4,366,877	4,366,877	4,366,877
SFP Holding, Inc.	Construction & Building	Senior Secured First Lien Term Loan LIBOR + 6.250%, 1.000% Floor (5)(6)(11)	9/1/2022	6,662,050	6,662,050	6,662,050	1.0%
		Senior Secured First Lien Delayed Draw Term Loan LIBOR + 6.250%, 1.000% Floor (5)(6)(11)	9/1/2022	2,585,906	2,585,906	2,585,906	0.4%
		Equity - 0.94% of outstanding equity (5)(11)		—	491,270	491,270	0.1%
				9,247,956	9,739,226	9,739,226
Shift4 Payments, LLC	Banking, Finance, Insurance & Real Estate	Senior Secured Second Lien Term Loan LIBOR + 8.500%, 1.000% Floor (4)(5)	11/28/2025	9,950,000	9,866,755	9,832,590	1.5%
				9,950,000	9,866,755	9,832,590
Ship Supply Acquisition Corporation	Services: Business	Senior Secured First Lien Term Loan LIBOR + 8.000%, 1.000% Floor (4)(5)(14)	7/31/2020	21,867,378	21,495,414	8,436,434	1.3%
				21,867,378	21,495,414	8,436,434
Simplified Logistics, LLC	Services: Business	Senior Secured First Lien Term Loan LIBOR + 6.500%, 1.000% Floor (4)(5)(6)	2/28/2022	18,621,153	18,621,153	18,621,153	2.8%
				18,621,153	18,621,153	18,621,153
SMART Financial Operations, LLC	Retail	Preferred Equity - 1,000,000 units (5)(9)(11)		—	1,000,000	770,000	0.1%
				—	1,000,000	770,000
Smile Doctors, LLC	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loan LIBOR + 5.750%, 1.000% Floor (4)(5)	10/6/2022	8,312,985	8,312,985	8,115,968	1.2%
		Senior Secured First Lien Delayed Draw Term Loan LIBOR + 5.750%, 1.000% Floor (4)(5)(6)	10/6/2022	2,589,306	2,589,306	2,455,161	0.4%
				10,902,291	10,902,291	10,571,129
Sound Point CLO XX, Ltd.	Multi-Sector Holdings	Subordinated Notes 13.937% effective yield (5)(8)(9)(10)	7/26/2031	4,489,000	4,166,458	4,272,127	0.6%
				4,489,000	4,166,458	4,272,127
Southwest Dealer Services, Inc.	Automotive	Senior Secured First Lien Term Loan LIBOR + 6.000%, 1.000% Floor (4)(5)	6/2/2022	4,627,908	4,627,908	4,545,069	0.7%
				4,627,908	4,627,908	4,545,069
Starfish Holdco, LLC	High Tech Industries	Senior Secured Second Lien Term Loan LIBOR + 9.000%, 1.000% Floor (5)(7)	8/18/2025	4,000,000	3,951,553	3,995,200	0.5%
				4,000,000	3,951,553	3,995,200
Sungard Availability Services Capital, Inc.	Services: Business	Senior Secured First Lien Term Loan LIBOR + 7.000%, 1.000% Floor (7)	9/30/2021	5,280,755	4,085,909	3,643,721	0.5%
				5,280,755	4,085,909	3,643,721
Team Car Care, LLC	Automotive	Senior Secured First Lien Term Loan LIBOR + 8.000%, 1.000% Floor (5)(7)	2/23/2023	14,382,882	14,382,882	14,175,768	2.1%
				14,382,882	14,382,882	14,175,768
Techniplas, LLC	Automotive	Senior Secured First Lien Notes 10.000% (8)	5/1/2020	6,000,000	6,000,000	5,568,000	0.8%
				6,000,000	6,000,000	5,568,000

Company(1)(2)	Industry	Type of Investment	Maturity	Par Amount	Cost	Fair Value	% of Net Assets(3)
Tensar Corporation	Capital Equipment	Senior Secured First Lien Term Loan LIBOR + 4.750%, 1.000% Floor (4)	7/9/2021	6,900,187	6,727,683	6,562,078	1.0%
				6,900,187	6,727,683	6,562,078
The Imagine Group LLC	Media: Advertising, Printing & Publishing	Senior Secured Second Lien Term Loan LIBOR + 8.750%, 1.000% Floor (5)(7)	6/21/2023	8,950,000	8,854,692	8,080,955	1.2%
				8,950,000	8,854,692	8,080,955
The Octave Music Group, Inc.	Media: Diversified & Production	Senior Secured Second Lien Term Loan LIBOR + 8.250%, 1.000% Floor (5)(7)	5/27/2022	7,500,000	7,500,000	7,413,750	1.1%
				7,500,000	7,500,000	7,413,750
True Religion Apparel, Inc.	Retail	Senior Secured First Lien Term Loan 10.000%	10/27/2022	181,272	139,764	64,007	0.0%
		Common Stock - 2,448 shares(11)		—	—	—	0.0%
		Warrants - 1,122 warrants (11)		—	—	—	0.0%
				181,272	139,764	64,007
U.S. Auto Sales Inc.	Banking, Finance, Insurance & Real Estate	Senior Secured Second Lien Term Loan LIBOR + 10.500%, 1.000% Floor (5)(7)(12)	6/8/2020	5,500,000	5,500,000	5,500,000	0.8%
				5,500,000	5,500,000	5,500,000
Vail Holdco Corp	Wholesale	Preferred Equity 12.500% - PIK 20,330 shares (5)		—	22,170,643	22,895,117	3.4%
		Preferred Equity - 15,250 shares (5)(11)		—	15,250,000	24,586,050	3.7%
		Warrants - 14,007 warrants (5)(11)		—	860,357	1,817,268	0.3%
				—	38,281,000	49,298,435
Valence Surface Technologies, Inc.	Aerospace & Defense	Senior Secured First Lien Term Loan LIBOR + 5.500%, 1.000% Floor (5)(7)	6/13/2021	5,873,159	5,872,322	5,873,159	0.9%
				5,873,159	5,872,322	5,873,159
Velocity Pooling Vehicle, LLC	Automotive	Senior Secured First Lien Term Loan LIBOR + 11.000%, 1.000% Floor (4)(5)	4/28/2023	717,803	662,060	634,108	0.1%
		Common units - 4,676 units (5)(11)		—	259,938	259,938	0.0%
		Warrants - 5,591 warrants(5)(11)	3/30/2028	—	310,802	310,803	0.0%
				717,803	1,232,800	1,204,849
Vertafore, Inc.	High Tech Industries	Senior Secured Second Lien Term Loan LIBOR + 7.250%, 1.000% Floor (5)(7)	7/2/2026	5,950,000	5,813,982	5,860,750	0.9%
				5,950,000	5,813,982	5,860,750
VOYA CLO 2016-2, LTD.	Multi-Sector Holdings	Subordinated Notes 2.413% effective yield (5)(8)(9)(10)	7/19/2028	11,088,290	8,744,090	6,874,740	1.0%
				11,088,290	8,744,090	6,874,740
VOYA CLO 2015-2, LTD.	Multi-Sector Holdings	Subordinated Notes 13.904% effective yield (5)(8)(9)(10)	7/19/2028	10,735,659	7,284,145	7,284,145	1.1%
				10,735,659	7,284,145	7,284,145
Walker Edison Furniture Company LLC	Consumer Goods: Durable	Senior Secured First Lien Term Loan LIBOR + 6.500%, 1.000% Floor (4)(5)	9/26/2024	14,906,250	14,906,250	14,906,250	2.2%
		Common units - 2,000 units (5)(9)(11)		—	2,000,000	2,000,000	0.3%
				14,906,250	16,906,250	16,906,250
Watermill-QMC Midco, Inc.	Automotive	Equity - 2.3% partnership interest (5)(9)(11)		—	902,277	315,797	0.0%
				—	902,277	315,797
YRC Worldwide Inc.	Transportation: Cargo	Senior Secured First Lien Term Loan LIBOR + 8.500%, 1.000% Floor (7)(9)	7/26/2022	3,692,766	3,590,937	3,630,727	0.5%
				3,692,766	3,590,937	3,630,727
Z Gallerie, LLC	Retail	Senior Secured First Lien Term Loan LIBOR + 6.500%, 1.000% Floor, PIK (5)(14)(15)	10/8/2021	4,754,911	4,408,095	1,426,473	0.2%
				4,754,911	4,408,095	1,426,473

Company(1)(2)	Industry	Type of Investment	Maturity	Par Amount	Cost	Fair Value	% of Net Assets(3)

Total non-controlled/non-affiliated investments					$757,688,706	$712,975,575	106.8%

Controlled/affiliated investments - 26.6%		(16)
1888 Industrial Services, LLC	Energy: Oil & Gas	Revolving Credit Facility LIBOR + 5.000%, 1.000% Floor (4)(5)(6)	9/30/2021	1,069,124	1,069,124	1,069,124	0.2%
		Senior Secured First Lien Term Loan LIBOR + 5.000%, 1.000% Floor (4)(5)	9/30/2021	3,144,481	3,144,481	3,144,481	0.5%
		Senior Secured First Lien Term Loan LIBOR + 8.000%, 1.000% Floor, PIK (4)(5)(14)	9/30/2021	7,815,751	7,082,317	4,594,098	0.7%
		Units - 7,546.76 units (5)(11)		—	—	—	0.0%
				12,029,356	11,295,922	8,807,703
Access Media Holdings, LLC	Media: Broadcasting & Subscription	Senior Secured First Lien Term Loan 10.000% PIK (5)(7)(14)	7/22/2020	8,346,047	7,422,407	4,694,651	0.7%
		Common Stock - 14 units (5)(9)(11)		—	—	—	0.0%
		Preferred Equity - 1,400,000 units (5)(9)(11)		—	1,400,000	—	0.0%
		Preferred Equity - 700,000 units (5)(9)(11)		—	700,000	—	0.0%
		Preferred Equity - 849,800 units (5)(6)(9)(11)		—	849,800	(88,200)	0.0%
				8,346,047	10,372,207	4,606,451
Caddo Investors Holdings 1 LLC	Forest Products & Paper	Equity - 12.250% LLC Interest (5)(9)(17)		—	4,972,863	5,358,075	0.8%
				—	4,972,863	5,358,075
Capstone Nutrition, Inc.	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loan LIBOR + 12.500%, 1.000% Floor, PIK (4)(5)(14)	9/25/2020	24,425,137	15,652,279	7,305,559	1.1%
		Senior Secured First Lien Delayed Draw Term Loan LIBOR + 12.500%, 1.000% Floor, PIK (4)(5)(14)	9/25/2020	10,983,878	7,268,839	3,285,278	0.5%
		Senior Secured First Lien Incremental Delayed Draw Term Loan LIBOR + 12.500%, 1.000% Floor, PIK (4)(5)	9/25/2020	2,795,280	2,795,280	2,795,280	0.4%
		Common Stock - 2,197.8 shares (5)(11)		—	9	—	0.0%
		Common Stock - 3,498.5 shares(5)(11)		—	—	—	0.0%
		Common Stock - 7,068.3 shares(5)(11)		—	300,002	—	0.0%
				38,204,295	26,016,409	13,386,117
Charming Charlie LLC	Retail	Senior Secured First Lien Term Loan LIBOR + 10.000%, 1.000% Floor (4)(6)(14)	4/24/2023	3,268,881	3,121,470	2,272,019	0.3%
		Senior Secured First Lien Term Loan LIBOR + 10.000%, 1.000% Floor (4)(14)	4/24/2023	4,014,661	2,788,339	—	0.0%
		Senior Secured First Lien Term Loan 20.000%	5/15/2019	182,617	182,617	182,617	0.0%
		Common Stock - 34,923,249 shares (11)		—	—	—	0.0%
				7,466,159	6,092,426	2,454,636
Dynamic Energy Services International LLC	Energy: Oil & Gas	Revolving Credit Facility 12.000% (5)(6)	6/30/2019	1,004,136	1,004,136	1,004,136	0.2%
		Senior Secured First Lien Term Loan 13.500% PIK(5)(7)(14)	12/31/2021	5,500,000	4,449,025	625,350	0.1%
		Common Units - 6,500,000 units (5)(11)		—	—	—	0.0%
				6,504,136	5,453,161	1,629,486

Company(1)(2)	Industry	Type of Investment	Maturity	Par Amount	Cost	Fair Value	% of Net Assets(3)
MCM 500 East Pratt Holdings, LLC	Banking, Finance, Insurance & Real Estate	Equity - 5,000,000 units (9)(11)		—	5,000,000	5,000,000	0.7%
				—	5,000,000	5,000,000
MCM Capital Office Park Holdings LLC	Banking, Finance, Insurance & Real Estate	Equity - 7,500,000 units (9)(11)		—	7,500,000	10,837,500	1.6%
				—	7,500,000	10,837,500
Medley Chiller Holdings LLC	Services: Business	Equity - 85% interest (9)(11)(17)		—	10,752,500	25,881,310	3.9%
				—	10,752,500	25,881,310
Nomida, LLC	Construction & Building	Equity 5,400,000 units (9)(11)		—	2,289,760	989,820	0.1%
				—	2,289,760	989,820
Sierra Senior Loan Strategy JV I LLC	Multi-Sector Holdings	Equity - 87.5% ownership of SIC Senior Loan Strategy JV I LLC (6)(9)(17)		92,050,000	92,050,000	80,759,104	12.1%
				92,050,000	92,050,000	80,759,104
TwentyEighty, Inc.	Services: Business	Senior Secured First Lien Term Loan LIBOR + 4.000%, 1.000% Floor, 4.000% PIK (4)(6)	3/31/2020	7,043,235	7,043,235	7,008,019	1.1%
		Senior Secured First Lien Term Loan 0.250%, 8.750% PIK (4)	3/31/2020	6,830,418	6,604,463	6,796,266	1.0%
		Senior Secured First Lien Term Loan LIBOR + 8.000%, 1.000% Floor (4)	3/31/2020	285,900	285,123	285,900	0.0%
		Common Units - 58,098 units(11)		—	—	3,464,384	0.5%
				14,159,553	13,932,821	17,554,569

Total controlled/affiliated investments					$195,728,069	$177,264,771	26.6%

Money Market Fund - 7.7%
Federated Institutional Prime Obligations Fund		Money Market 2.390% (18)		51,547,113	51,547,113	51,547,113	7.7%
Total money market fund				$51,547,113	$51,547,113	$51,547,113

Derivative instrument - long exposure					Notional Amount	Unrealized Appreciation/(Depreciation)
Total return swap with Citibank, N.A. (Note 5)		Total Return Swap			—	144,311
Total derivative instrument - long exposure					$—	$144,311

(1)
All of the Company's investments are domiciled in the United States except for Livingston International Inc., which is domiciled in Canada and AMMC CLO 22, Limited Series 2018-22A, Apidos CLO XXIV, Series 2016-24A, Dryden 38 Senior Loan Fund, Series 2015-38A, Dryden 43 Senior Loan Fund, Series 2016-43A, Dryden 49 Senior Loan Fund, Series 2017-49A, Magnetite XIX, Limited, Sound Point CLO XX, Ltd.,VOYA CLO 2016-2, LTD and VOYA CLO 2015-2, LTD. which are all domiciled in the Cayman Islands. All foreign investments were denominated in US Dollars.

(2)	Unless otherwise indicated, all securities are valued using significant unobservable inputs, which are categorized as Level 3 assets under the definition of ASC 820 fair value hierarchy.

(3)	Percentage is based on net assets of $667,366,723 as of March 31, 2019.

(4)	The interest rate on these loans is subject to a base rate plus 3 Month "3M" LIBOR, which at March 31, 2019 was 2.60%. The interest rate is subject to a minimum LIBOR floor.

(5)	An affiliated fund that is managed by an affiliate of SIC Advisors LLC also holds an investment in this security.

(6)	The investment has an unfunded commitment as of March 31, 2019. For further details see Note 11. Fair value includes an analysis of the unfunded commitment.

(7)	The interest rate on these loans is subject to a base rate plus 1 Month "1M" LIBOR, which at March 31, 2019 was 2.50%. The interest rate is subject to a minimum LIBOR floor.

(8)
Securities are exempt from registration under Rule 144A of the Securities Act of 1933. These securities represent a fair value of $74,963,482 or 11.2% of net assets as of March 31, 2019 and are considered restricted.

(9)	The investment is not a qualifying asset under Section 55 of the Investment Company Act of 1940 (the "1940 Act"). Non-qualifying assets represent 24.3% of the Company's portfolio at fair value.

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

(11)	Security is non-income producing.

(12)	A portion of this investment was sold via a participation agreement. The listed amount is the portion retained by Sierra Income Corporation.

(13)	Represents securities in Level 2 in the ASC 820 table (see Note 4).

(14)	The investment was on non-accrual status as of March 31, 2019.

(15)	The interest rate on these loans is subject to a base rate plus 2 month "2M" LIBOR, which at March 31, 2019 was 2.56%. The interest rate is subject to a minimum LIBOR floor.

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

(17)	As a practical expedient, the Company uses NAV to determine the fair value of this investment.

(18)	Represents securities in Level 1 in the ASC 820 table (see Note 4).

See accompanying notes to consolidated financial statements.

Sierra Income Corporation
Consolidated Schedule of Investments
As of December 31, 2018

Company(1)(2)	Industry	Type of Investment	Maturity	Par Amount	Cost	Fair Value	% of Net Assets(3)
Non-controlled/non-affiliated investments – 114.6%							$662,080,199
AAAHI Acquisition Corporation	Transportation: Consumer	Senior Secured First Lien Term Loan LIBOR + 6.250%, 1.000% Floor (4)(5)(12)	12/10/2023	$7,402,367	$7,402,367	$7,402,367	1.1%
				7,402,367	7,402,367	7,402,367
Alpine SG, LLC	High Tech Industries	Senior Secured First Lien Term Loan LIBOR + 6.000%, 1.000% Floor (4)(5)	11/16/2022	6,617,630	6,617,630	6,617,630	1.0%
		Senior Secured First Lien Term Loan LIBOR + 6.000%, 1.000% Floor (4)(5)(12)	11/16/2022	13,398,750	13,398,750	13,398,750	2.0%
				20,016,380	20,016,380	20,016,380
American Dental Partners, Inc.	Healthcare & Pharmaceuticals	Senior Secured Second Lien Term Loan LIBOR + 8.500%, 1.000% Floor (4)(5)	9/25/2023	4,893,750	4,893,750	4,790,492	0.7%
				4,893,750	4,893,750	4,790,492
Amerijet Holdings, Inc.	Transportation: Cargo	Senior Secured First Lien Term Loan LIBOR + 8.000%, 1.000% Floor (5)(6)	7/15/2021	11,514,705	11,514,705	11,514,705	1.7%
				11,514,705	11,514,705	11,514,705
AMMC CLO 22, Limited Series 2018-22A	Multi-Sector Holdings	Subordinated Notes 11.435% effective yield (7)(8)(9)	4/25/2031	7,222,000	6,089,733	5,927,818	0.9%
				7,222,000	6,089,733	5,927,818
Answers Finance, LLC	High Tech Industries	Common Stock - 389,533 shares (10)		—	5,426,955	1,188,076	0.2%
				—	5,426,955	1,188,076
Apidos CLO XXIV, Series 2016-24A	Multi-Sector Holdings	Subordinated Notes 10.169% effective yield (5)(7)(8)(9)	7/20/2027	18,357,647	12,332,974	11,146,763	1.7%
				18,357,647	12,332,974	11,146,763
Aviation Technical Services, Inc.	Aerospace & Defense	Senior Secured Second Lien Term Loan LIBOR + 8.500%, 1.000% Floor (4)(5)(11)	3/31/2022	25,000,000	25,000,000	25,000,000	3.8%
				25,000,000	25,000,000	25,000,000
Barry's Bootcamp Holdings, LLC	Services: Consumer	Senior Secured First Lien Term Loan LIBOR + 6.000%, 1.000% Floor (4)(5)(12)	7/14/2022	8,571,429	8,571,429	8,488,429	1.3%
		Senior Secured First Lien Term Loan LIBOR + 6.000%, 1.000% Floor (4)(5)(12)	7/14/2022	3,360,000	3,360,000	3,312,960	0.5%
				11,931,429	11,931,429	11,801,389
Black Angus Steakhouses, LLC	Hotel, Gaming & Leisure	Senior Secured First Lien Term Loan LIBOR + 9.000%, 1.000% Floor (4)(5)(11)(12)	4/24/2020	18,722,098	18,722,098	18,353,183	2.8%
				18,722,098	18,722,098	18,353,183
BRG Sports, Inc.	Consumer Goods: Durable	Senior Secured First Lien Term Loan LIBOR + 6.500%, 1.000% Floor (5)(6)	6/15/2023	6,711,250	6,711,250	6,617,293	1.0%
				6,711,250	6,711,250	6,617,293
Brook & Whittle Holding Corp.	Containers, Packaging & Glass	Senior Secured First Lien Term Loan LIBOR + 5.250%, 1.000% Floor (4)(5)	10/17/2024	3,719,582	3,719,582	3,719,582	0.6%
				3,719,582	3,719,582	3,719,582
Central States Dermatology Services, LLC	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loan LIBOR + 6.500%, 1.000% Floor (5)(6)(12)	4/20/2022	3,090,991	3,090,991	3,045,360	0.5%
				3,090,991	3,090,991	3,045,360
Covenant Surgical Partners, Inc.	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loan LIBOR + 4.500%(4)(5)	10/4/2024	6,935,170	6,920,608	6,865,818	1.0%
				6,935,170	6,920,608	6,865,818
CPI International, Inc.	Aerospace & Defense	Senior Secured Second Lien Term Loan LIBOR + 7.250%, 1.000% Floor (5)(6)	7/28/2025	9,900,752	9,871,970	9,776,992	1.5%
				9,900,752	9,871,970	9,776,992

Company(1)(2)	Industry	Type of Investment	Maturity	Par Amount	Cost	Fair Value	% of Net Assets(3)
DataOnline Corp.	High Tech Industries	Senior Secured First Lien Term Loan LIBOR + 5.750%, 1.000% Floor (4)(5)(12)	7/31/2025	9,975,000	9,975,000	9,975,000	1.5%
				9,975,000	9,975,000	9,975,000
Drew Marine Partners, LP	Transportation: Cargo	Senior Secured Second Lien Term Loan LIBOR + 7.000%, 1.000% Floor (6)	5/19/2021	10,000,000	10,035,660	9,862,000	1.5%
				10,000,000	10,035,660	9,862,000
Dryden 38 Senior Loan Fund, Series 2015-38A	Multi-Sector Holdings	Subordinated Notes 12.456% effective yield (7)(8)(9)	7/15/2027	7,000,000	4,877,323	4,890,900	0.7%
				7,000,000	4,877,323	4,890,900
Dryden 43 Senior Loan Fund, Series 2016-43A	Multi-Sector Holdings	Subordinated Notes 4.966% effective yield (5)(7)(8)(9)	7/20/2029	3,620,000	2,902,869	2,330,918	0.4%
				3,620,000	2,902,869	2,330,918
Dryden 49 Senior Loan Fund, Series 2017-49A	Multi-Sector Holdings	Subordinated Notes 6.812% effective yield (5)(8)(9)	7/18/2030	17,233,288	14,799,896	12,414,861	1.9%
				17,233,288	14,799,896	12,414,861
Dynamic Energy Services International LLC	Energy: Oil & Gas	Senior Secured First Lien Term Loan 12.000% (5)(12)	6/30/2019	246,677	246,677	246,677	0.0%
		Senior Secured First Lien Term Loan 8.500% PIK + LIBOR (4)(5)(13)	5/6/2019	11,474,068	9,828,831	1,304,602	0.2%
				11,720,745	10,075,508	1,551,279
Elite Comfort Solutions LLC	Chemicals, Plastics & Rubber	Senior Secured First Lien Term Loan LIBOR + 6.500%, 1.000% Floor (6)(12)	1/15/2021	8,019,802	8,019,802	8,019,802	1.2%
				8,019,802	8,019,802	8,019,802
First Boston Construction Holdings, LLC	Banking, Finance, Insurance & Real Estate	Senior secured first lien notes 12.000% (5)	2/23/2023	9,965,000	9,965,000	9,910,193	1.5%
		Preferred Equity - 2,491,250 units (5)(10)		—	2,491,250	2,491,250	0.4%
				9,965,000	12,456,250	12,401,443
FKI Security Group, LLC	Capital Equipment	Senior Secured First Lien Term Loan LIBOR + 8.500%, 1.000% Floor (5)(6)	3/30/2020	11,187,500	11,187,500	11,187,500	1.7%
				11,187,500	11,187,500	11,187,500
Friedrich Holdings, Inc.	Construction & Building	Senior Secured First Lien Term Loan LIBOR + 6.000%, 1.000% Floor (5)(6)	2/7/2023	14,853,555	14,853,555	14,853,555	2.2%
				14,853,555	14,853,555	14,853,555
Fusion Telecommunications International Inc.	Telecommunications	Senior Secured First Lien Term Loan LIBOR + 7.500%, 1.000% Floor (4)	5/4/2023	894,729	862,917	836,840	0.1%
				894,729	862,917	836,840
GK Holdings, Inc.	Services: Business	Senior Secured Second Lien Term Loan LIBOR + 10.250%, 1.000% Floor (4)	1/20/2022	10,000,000	10,000,000	8,763,000	1.3%
				10,000,000	10,000,000	8,763,000
Golden West Packaging Group LLC	Forest Products & Paper	Senior Secured First Lien Term Loan LIBOR + 5.250%, 1.000% Floor (5)(6)	6/20/2023	2,503,182	2,503,182	2,503,182	0.4%
				2,503,182	2,503,182	2,503,182
Heligear Acquisition Co.	Aerospace & Defense	Senior secured first lien notes 10.250% (5)(7)	10/15/2019	15,000,000	15,000,000	14,451,000	2.2%
				15,000,000	15,000,000	14,451,000
High Ridge Brands Co.	Consumer Goods: Non-Durable	Senior secured first lien notes 8.875% (5)(7)(13)	3/15/2025	2,000,000	2,000,000	876,600	0.1%
				2,000,000	2,000,000	876,600
Holland Acquisition Corp.	Energy: Oil & Gas	Senior Secured First Lien Term Loan LIBOR + 9.000%, 1.000% Floor (4)	5/29/2020	4,400,696	4,380,988	3,134,616	0.5%
				4,400,696	4,380,988	3,134,616
Hylan Datacom & Electrical LLC	Construction & Building	Senior Secured First Lien Term Loan LIBOR + 7.500%, 1.000% Floor (5)(6)	7/25/2021	14,316,715	14,316,715	14,183,570	2.1%
				14,316,715	14,316,715	14,183,570

Company(1)(2)	Industry	Type of Investment	Maturity	Par Amount	Cost	Fair Value	% of Net Assets(3)
IHS Intermediate, Inc.	Services: Business	Senior Secured Second Lien Term Loan LIBOR + 8.250%, 1.000% Floor (4)	7/20/2022	25,000,000	25,000,000	24,815,000	3.7%
				25,000,000	25,000,000	24,815,000
Impact Group, LLC	Services: Business	Senior Secured First Lien Term Loan LIBOR + 6.500%, 1.000% Floor (4)(5)	6/27/2023	6,158,312	6,158,312	6,158,312	0.9%
				6,158,312	6,158,312	6,158,312
Interflex Acquisition Company, LLC	Containers, Packaging & Glass	Senior Secured First Lien Term Loan LIBOR + 9.000%, 1.000% Floor (5)(6)	8/18/2022	13,412,500	13,412,500	12,445,459	1.9%
				13,412,500	13,412,500	12,445,459
Invision Diversified, LLC	Services: Business	Senior Secured First Lien Term Loan LIBOR + 8.000%, 1.000% Floor (5)(6)(11)	6/30/2020	22,631,334	22,631,334	22,631,334	3.4%
				22,631,334	22,631,334	22,631,334
Isagenix International, LLC	Wholesale	Senior Secured First Lien Term Loan LIBOR + 5.750%, 1.000% Floor (4)(5)	6/16/2025	1,950,000	1,940,090	1,925,430	0.3%
				1,950,000	1,940,090	1,925,430
Isola USA Corp.	High Tech Industries	Senior Secured Second Lien Term Loan LIBOR + 9.500%, 1.000% Floor, PIK (4)(12)	1/2/2023	9,541,669	6,639,511	6,699,206	1.0%
		Common Units - 10,283,782 units(8)(10)		—	—	—	0.0%
				9,541,669	6,639,511	6,699,206
JFL-WCS Partners, LLC	Environmental Industries	Preferred Units - 618,876 6.000%, PIK (5)(8)		—	618,876	618,876	0.1%
		Common Units - 68,764 units (5)(8)(10)		—	68,764	363,762	0.1%
				—	687,640	982,638
Keystone Acquisition Corp.	Healthcare & Pharmaceuticals	Senior Secured Second Lien Term Loan LIBOR + 9.250%, 1.000% Floor (4)(5)(14)	5/1/2025	7,000,000	6,887,491	6,934,900	1.0%
				7,000,000	6,887,491	6,934,900
L&S Plumbing Partnership, Ltd.	Construction & Building	Senior Secured First Lien Term Loan LIBOR + 8.500%, 1.000% Floor (5)(6)	2/15/2022	10,615,319	10,615,319	10,683,257	1.6%
				10,615,319	10,615,319	10,683,257
Livingston International Inc.	Transportation: Cargo	Senior Secured Second Lien Term Loan LIBOR + 8.250%, 1.250% Floor (4)(8)	4/17/2020	4,613,287	4,528,653	4,359,556	0.7%
				4,613,287	4,528,653	4,359,556
Magnetite XIX, Limited	Multi-Sector Holdings	Subordinated Notes LIBOR + 7.610% (4)(7)(8)(9)	7/17/2030	2,000,000	1,875,000	1,797,800	0.3%
		Subordinated Notes 4.790% effective yield (5)(7)(8)(9)	7/17/2030	13,730,209	11,634,266	9,863,782	1.5%
				15,730,209	13,509,266	11,661,582
Manna Pro Products, LLC	Consumer Goods: Non-durable	Senior Secured First Lien Term Loan LIBOR + 6.000%, 1.000% Floor (5)(6)(12)	12/8/2023	4,633,333	4,633,333	4,513,837	0.7%
				4,633,333	4,633,333	4,513,837
Nathan's Famous, Inc.	Beverage & Food	Senior secured first lien notes 6.625% (5)(7)(8)(15)	11/1/2025	4,950,000	4,965,308	4,742,100	0.7%
				4,950,000	4,965,308	4,742,100
New Media Holdings II LLC	Media: Advertising, Printing & Publishing	Senior Secured First Lien Term Loan LIBOR + 6.250%, 1.000% Floor (5)(6)	7/14/2022	7,447,624	7,439,698	7,410,386	1.1%
				7,447,624	7,439,698	7,410,386
Nine West Holdings, Inc.	Consumer Goods: Non-durable	Senior Secured First Lien Term Loan 8.250%	10/8/2019	2,212,649	2,134,223	2,132,551	0.3%
				2,212,649	2,134,223	2,132,551
Novetta Solutions, LLC	High Tech Industries	Senior Secured Second Lien Term Loan LIBOR + 8.500%, 1.000% Floor (6)	10/16/2023	11,000,000	10,926,479	9,903,300	1.5%
				11,000,000	10,926,479	9,903,300

Company(1)(2)	Industry	Type of Investment	Maturity	Par Amount	Cost	Fair Value	% of Net Assets(3)
Oxford Mining Company, LLC	Metals & Mining	Senior Secured First Lien Term Loan LIBOR + 10.500%, 0.750% Floor, 3.000% PIK (4)(5)(13)	12/31/2018	13,424,511	11,680,099	4,093,133	0.6%
		Senior Secured First Lien Term Loan LIBOR + 10.500%, 0.750% Floor, 3.000% PIK(4)(5)(13)	12/31/2018	9,289,873	8,063,161	2,832,482	0.4%
				22,714,384	19,743,260	6,925,615
Path Medical, LLC	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loan LIBOR + 9.500%, 1.000% Floor, PIK (4)(5)	10/11/2021	15,601,663	15,231,477	14,779,456	2.2%
		Senior Secured First Lien Term Loan LIBOR + 10.000%, 1.000% Floor (4)(5)(12)	10/11/2021	918,400	918,400	918,400	0.1%
		Warrants - 36,716 warrants (5)(10)	1/9/2027	—	669,709	—	0.0%
				16,520,063	16,819,586	15,697,856
PetroChoice Holdings, Inc.	Chemicals, Plastics & Rubber	Senior Secured First Lien Term Loan LIBOR + 5.000%, 1.000% Floor (4)(5)	8/19/2022	2,904,173	2,875,786	2,877,454	0.4%
		Senior Secured Second Lien Term Loan LIBOR + 8.750%, 1.000% Floor (4)(5)(11)	8/21/2023	9,000,000	9,000,000	8,902,800	1.3%
				11,904,173	11,875,786	11,780,254
Polymer Solutions Group Holdings, LLC	Chemicals, Plastics & Rubber	Senior Secured First Lien Term Loan LIBOR + 6.500%, 1.000% Floor (5)(6)	6/30/2021	2,445,180	2,445,180	2,445,180	0.4%
				2,445,180	2,445,180	2,445,180
Press Ganey Holdings, Inc	Healthcare & Pharmaceuticals	Senior Secured Second Lien Term Loan LIBOR + 6.500%, 1.000% Floor (6)	10/21/2024	5,842,724	5,927,327	5,769,106	0.9%
				5,842,724	5,927,327	5,769,106
PT Network, LLC	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loan LIBOR + 5.500%, 1.000% Floor (4)(5)(12)	11/30/2021	7,921,094	7,921,094	7,665,272	1.2%
				7,921,094	7,921,094	7,665,272
RateGain Technologies, Inc.	Hotel, Gaming & Leisure	Subordinated Notes (5)(10)	7/31/2020	476,190	476,190	476,190	0.1%
		Subordinated Notes (5)(10)	7/31/2021	476,190	476,190	476,190	0.1%
				952,380	952,380	952,380
Redwood Services Group, LLC	Services: Business	Senior Secured First Lien Term Loan LIBOR + 6.000%, 1.000% Floor (4)(5)	6/6/2023	20,069,765	20,069,765	19,806,851	3.0%
		Senior Secured First Lien Term Loan LIBOR + 6.000%, 1.000% Floor (4)(5)(12)	6/6/2023	1,150,000	1,150,000	1,150,000	0.2%
				21,219,765	21,219,765	20,956,851
Resolute Investment Managers, Inc.	Banking, Finance, Insurance & Real Estate	Senior Secured Second Lien Term Loan LIBOR + 7.500%, 1.000% Floor (4)(5)	4/30/2023	7,950,000	7,904,561	7,868,115	1.2%
				7,950,000	7,904,561	7,868,115
Rhombus Cinema Holdings, LP	Media: Diversified & Production	Preferred Equity 10.000% - 7,449 shares (5)(8)		—	4,584,207	5,647,861	0.9%
		Common Units - 3,163 units (5)(8)(10)		—	3,162,793	1,198,288	0.2%
				—	7,747,000	6,846,149
RMS Holding Company, LLC	Services: Business	Senior Secured First Lien Term Loan LIBOR + 6.000%, 1.000% Floor (4)(5)	11/16/2022	18,277,090	18,277,090	18,277,090	2.8%
		Senior Secured First Lien Term Loan LIBOR + 6.000%, 1.000% Floor (4)(5)(12)	11/16/2022	2,870,681	2,870,681	2,805,157	0.4%
				21,147,771	21,147,771	21,082,247
SavATree, LLC	Environmental Industries	Senior Secured First Lien Term Loan LIBOR + 5.250%, 1.000% Floor (4)(5)(12)	6/2/2022	4,219,081	4,219,081	4,181,430	0.6%
				4,219,081	4,219,081	4,181,430

Company(1)(2)	Industry	Type of Investment	Maturity	Par Amount	Cost	Fair Value	% of Net Assets(3)
SFP Holding, Inc.	Construction & Building	Senior Secured First Lien Term Loan LIBOR + 6.250%, 1.000% Floor (4)(5)	9/1/2022	6,678,921	6,678,921	6,678,921	1.0%
		Senior Secured First Lien Term Loan LIBOR + 6.250%, 1.000% Floor (4)(5)(12)	9/1/2022	2,726,241	2,726,241	2,726,241	0.4%
		Equity - 0.94% of outstanding equity (5)(10)		—	491,270	491,270	0.1%
				9,405,162	9,896,432	9,896,432
Shift4 Payments, LLC	Banking, Finance, Insurance & Real Estate	Senior Secured Second Lien Term Loan LIBOR + 8.500%, 1.000% Floor (4)(5)	11/28/2025	9,950,000	9,863,685	9,820,650	1.5%
				9,950,000	9,863,685	9,820,650
Ship Supply Acquisition Corporation	Services: Business	Senior Secured First Lien Term Loan LIBOR + 8.000%, 1.000% Floor (4)(5)(13)	7/31/2020	21,562,500	21,190,536	10,332,750	1.6%
				21,562,500	21,190,536	10,332,750
Simplified Logistics, LLC	Services: Business	Senior Secured First Lien Term Loan LIBOR + 6.500%, 1.000% Floor (4)(5)(12)	2/28/2022	18,668,289	18,668,289	18,363,996	2.8%
				18,668,289	18,668,289	18,363,996
Sizzling Platter, LLC	Hotel, Gaming & Leisure	Senior Secured First Lien Term Loan LIBOR + 7.500%, 1.000% Floor(16)	4/29/2020	15,000,000	15,000,000	15,000,000	2.3%
				15,000,000	15,000,000	15,000,000
SMART Financial Operations, LLC	Retail	Preferred Equity - 1,000,000 units (5)(8)(10)		1,000,000	1,000,000	1,000,000	0.2%
				1,000,000	1,000,000	1,000,000
Smile Doctors, LLC	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loan LIBOR + 5.750%, 1.000% Floor (4)(5)	10/6/2022	8,333,925	8,333,925	8,177,247	1.2%
		Senior Secured First Lien Term Loan LIBOR + 5.750%, 1.000% Floor (4)(5)(12)	10/6/2022	1,357,903	1,357,903	1,251,428	0.2%
				9,691,828	9,691,828	9,428,675
Sound Point CLO XX, Ltd.	Multi-Sector Holdings	Subordinated Notes 13.366% effective yield (5)(7)(8)(9)	7/26/2031	4,489,000	4,072,623	4,063,892	0.6%
				4,489,000	4,072,623	4,063,892
Southwest Dealer Services, Inc.	Automotive	Senior Secured First Lien Term Loan LIBOR + 6.000%, 1.000% Floor (4)(5)	6/2/2022	4,658,156	4,658,156	4,574,775	0.7%
				4,658,156	4,658,156	4,574,775
SRS Software, LLC	High Tech Industries	Senior Secured First Lien Term Loan LIBOR + 7.000%, 1.000% Floor, 0.500% unused fee (4)(5)(12)	2/17/2022	19,158,750	19,158,750	19,158,750	2.9%
				19,158,750	19,158,750	19,158,750
Starfish Holdco, LLC	High Tech Industries	Senior Secured Second Lien Term Loan LIBOR + 9.000%, 1.000% Floor (5)(6)	8/18/2025	4,000,000	3,949,703	3,905,200	0.5%
				4,000,000	3,949,703	3,905,200
Team Car Care, LLC	Automotive	Senior Secured First Lien Term Loan LIBOR + 8.000%, 1.000% Floor (5)(6)	2/23/2023	14,480,069	14,480,070	14,271,556	2.2%
				14,480,069	14,480,070	14,271,556
Techniplas, LLC	Automotive	Senior Secured First Lien Notes 10.000% (7)	5/1/2020	6,000,000	6,000,000	5,515,200	0.8%
				6,000,000	6,000,000	5,515,200
The Imagine Group LLC	Media: Advertising, Printing & Publishing	Senior Secured Second Lien Term Loan LIBOR + 8.750%, 1.000% Floor (5)(6)(14)	6/21/2023	8,950,000	8,849,117	7,888,530	1.2%
				8,950,000	8,849,117	7,888,530
The Octave Music Group, Inc.	Media: Diversified & Production	Senior Secured Second Lien Term Loan LIBOR + 8.250%, 1.000% Floor (5)(6)	5/27/2022	7,500,000	7,500,000	7,475,250	1.1%
				7,500,000	7,500,000	7,475,250

Company(1)(2)	Industry	Type of Investment	Maturity	Par Amount	Cost	Fair Value	% of Net Assets(3)
True Religion Apparel, Inc.	Retail	Senior Secured First Lien Term Loan 10.000%	10/27/2022	181,731	139,861	64,587	0.0%
		Common Stock - 2,448 shares(10)		—	—	—	0.0%
		Warrants - 1,122 warrants (10)		—	—	—	0.0%
				181,731	139,861	64,587
U.S. Auto Sales Inc.	Banking, Finance, Insurance & Real Estate	Senior Secured Second Lien Term Loan LIBOR + 10.500%, 1.000% Floor (5)(6)(11)	6/8/2020	5,500,000	5,500,000	5,490,650	0.8%
				5,500,000	5,500,000	5,490,650
U.S. Well Services, LLC	Energy: Oil & Gas	Warrants - 2.04% of outstanding equity (10)	2/21/2019	—	173	—	0.0%
				—	173	—
Vail Holdco Corp	Wholesale	Preferred Equity 12.500% - PIK 20,330 shares (5)		—	21,457,643	21,648,460	3.3%
		Preferred Equity - 15,250 shares (5)(10)		—	15,250,000	18,112,425	2.7%
		Warrants - 14,007 warrants (5)(10)		—	860,357	1,172,806	0.2%
				—	37,568,000	40,933,691
Valence Surface Technologies, Inc.	Aerospace & Defense	Senior Secured First Lien Term Loan LIBOR + 5.500%, 1.000% Floor (4)(5)	6/13/2021	5,949,311	5,947,586	5,949,311	0.9%
				5,949,311	5,947,586	5,949,311
Velocity Pooling Vehicle, LLC	Automotive	Senior Secured First Lien Term Loan LIBOR + 11.000%, 1.000% Floor (4)(5)	4/28/2023	694,375	635,495	609,036	0.1%
		Common units - 4,676 units (5)(10)		—	259,938	259,938	0.0%
		Warrants - 5,591 warrants(5)(10)	3/30/2028	—	310,802	310,803	0.0%
				694,375	1,206,235	1,179,777
Vertafore, Inc.	High Tech Industries	Senior Secured Second Lien Term Loan LIBOR + 7.250%, 1.000% Floor (5)(6)	7/2/2026	2,000,000	1,981,064	1,898,800	0.3%
				2,000,000	1,981,064	1,898,800
VOYA CLO 2016-2, LTD.	Multi-Sector Holdings	Subordinated Notes 1.683% effective yield (5)(7)(8)(9)	7/19/2028	22,842,661	18,392,998	12,798,743	1.9%
				22,842,661	18,392,998	12,798,743
Walker Edison Furniture Company LLC	Consumer Goods: Durable	Senior Secured First Lien Term Loan LIBOR + 6.500%, 1.000% Floor (4)(5)	9/26/2024	15,000,000	15,000,000	15,000,000	2.3%
		Common units - 2,000 units (5)(8)(10)		—	2,000,000	2,000,000	0.3%
				15,000,000	17,000,000	17,000,000
Watermill-QMC Midco, Inc.	Automotive	Equity - 2.3% partnership interest (5)(8)(10)		—	902,277	170,530	0.0%
				—	902,277	170,530
Z Gallerie, LLC	Retail	Senior Secured First Lien Term Loan LIBOR + 6.500%, 1.000% Floor, PIK (5)(13)(16)	10/8/2021	4,682,375	4,491,243	2,720,928	0.4%
				4,682,375	4,491,243	2,720,928

Total non-controlled/non-affiliated investments					$819,032,531	$758,474,260	114.6%

Controlled/affiliated investments – 24.9%(17)
1888 Industrial Services, LLC	Energy: Oil & Gas	Senior Secured First Lien Term Loan LIBOR + 5.000%, 1.000% Floor (4)(5)(12)	9/30/2021	943,344	943,344	943,344	0.1%
		Senior Secured First Lien Term Loan LIBOR + 5.000%, 1.000% Floor (4)(5)	9/30/2021	3,144,481	3,144,481	3,144,481	0.5%
		Senior Secured First Lien Term Loan LIBOR + 8.000%, 1.000% Floor, PIK (4)(5)	9/30/2021	7,815,751	7,022,422	6,005,623	0.9%
		Units - 7,546.76 units (5)(10)		—	—	—	0.0%
				11,903,576	11,110,247	10,093,448

Company(1)(2)	Industry	Type of Investment	Maturity	Par Amount	Cost	Fair Value	% of Net Assets(3)
Access Media Holdings, LLC	Media: Broadcasting & Subscription	Senior Secured First Lien Term Loan 10.000% PIK (5)(13)	7/22/2020	8,140,827	7,422,407	5,141,747	0.8%
		Common Stock - 14 units (5)(8)(10)		—	—	—	0.0%
		Preferred Equity - 1,400,000 units (5)(8)(10)		—	1,400,000	—	0.0%
		Preferred Equity - 700,000 units (5)(8)(10)		—	700,000	—	0.0%
		Preferred Equity - 849,800 units (5)(8)(10)(12)		—	849,800	(88,200)	0.0%
				8,140,827	10,372,207	5,053,547
Caddo Investors Holdings 1 LLC	Forest Products & Paper	Equity - 12.250% LLC Interest (5)(8)(19)		—	4,972,863	5,186,935	0.8%
				—	4,972,863	5,186,935
Capstone Nutrition, Inc.	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loan LIBOR + 12.500%, 1.000% Floor, PIK (4)(5)(13)	9/25/2020	23,545,552	15,652,279	9,524,176	1.4%
		Senior Secured First Lien Term Loan LIBOR + 12.500%, 1.000% Floor, PIK (4)(5)(13)	9/25/2020	10,588,333	7,268,839	4,282,981	0.6%
		Senior Secured First Lien Term Loan LIBOR + 12.500%, 1.000% Floor, PIK (4)(5)	9/25/2020	1,745,510	1,745,509	1,745,510	0.3%
		Common Stock - 2,197.8 shares (5)(10)		—	9	—	0.0%
		Common Stock - 3,498.5 shares(5)(10)		—	—	—	0.0%
		Common Stock - 7,068.3 shares(5)(10)		—	300,002	—	0.0%
				35,879,395	24,966,638	15,552,667
Charming Charlie LLC	Retail	Senior Secured First Lien Term Loan LIBOR + 10.000%, 1.000% Floor (4)(12)	4/24/2023	3,121,470	3,121,470	3,121,470	0.5%
		Senior Secured First Lien Term Loan LIBOR + 10.000%, 1.000% Floor (4)	4/24/2023	3,821,350	2,737,658	1,515,547	0.2%
		Senior Secured First Lien Term Loan 20.000%	5/15/2019	182,617	182,617	182,617	0.0%
		Common Stock - 34,923,249 shares (10)		—	—	—	0.0%
				7,125,437	6,041,745	4,819,634
MCM 500 East Pratt Holdings, LLC	Banking, Finance, Insurance & Real Estate	Equity - 5,000,000 units (8)(10)		—	5,000,000	5,000,000	0.8%
				—	5,000,000	5,000,000
MCM Capital Office Park Holdings LLC	Banking, Finance, Insurance & Real Estate	Equity - 7,500,000 units (8)(10)		—	7,500,000	12,499,125	1.9%
				—	7,500,000	12,499,125
Medley Chiller Holdings LLC	Services: Business	Equity - 85% interest (8)(10)(19)		—	8,627,500	9,098,157	1.4%
				—	8,627,500	9,098,157
Nomida, LLC	Construction & Building	Equity 5,400,000 units (8)(10)		—	2,289,760	989,820	0.1%
				—	2,289,760	989,820
Sierra Senior Loan Strategy JV I LLC	Multi-Sector Holdings	Equity - 87.5% ownership of SIC Senior Loan Strategy JV I LLC (8)(12)(19)		92,050,000	92,050,000	82,515,860	12.5%
				92,050,000	92,050,000	82,515,860

Company(1)(2)	Industry	Type of Investment	Maturity	Par Amount	Cost	Fair Value	% of Net Assets(3)
TwentyEighty, Inc.	Services: Business	Senior Secured First Lien Term Loan LIBOR + 4.000%, 1.000% Floor, 4.000% PIK (4)(12)	3/31/2020	6,975,035	6,975,035	6,975,035	1.1%
		Senior Secured First Lien Term Loan 0.250%, 8.750% PIK (4)	3/31/2020	6,687,383	6,406,364	6,497,461	1.0%
		Senior Secured First Lien Term Loan LIBOR + 8.000%, 1.000% Floor (4)	3/31/2020	323,167	321,972	319,870	0.0%
		Common Units - 58,098 units(10)		—	—	404,943	0.1%
				13,985,585	13,703,371	14,197,309

Total controlled/affiliated investments					$186,634,331	$165,006,502	24.9%

Money market fund – 3.7%
Federated Institutional Prime Obligations Fund (18)		Money Market 2.460%		34,482,189	34,482,189	34,482,189	5.2%
Total money market fund				$34,482,189	$34,482,189	$34,482,189

Derivative instrument - long exposure					Notional Amount	Unrealized Appreciation/(Depreciation)
Total return swap with Citibank, N.A. (Note 5)		Total Return Swap			78,776,760	(6,524,904)
Total derivative instrument - long exposure					$78,776,760	$(6,524,904)

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
March 31, 2019
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

On April 17, 2012, the Company successfully reached its minimum escrow requirement and officially commenced operations by issuing 1,108,033 shares of common stock to SIC Advisors for gross proceeds of $10,000,000. On July 2, 2018, the Company’s board of directors determined to terminate the Company’s offering effective as of July 31, 2018. As of March 31, 2019, the Company has sold a total of 99,485,633 shares of common stock, which includes shares issued as part of the distribution reinvestment plan (see Note 13), for total gross proceeds of $1.0 billion, which includes the shares sold to SIC Advisors. The proceeds from the issuance of common stock are presented in the Company’s Consolidated Statements of Changes in Net Assets and Consolidated Statements of Cash Flows and are presented net of selling commissions and dealer manager fees.

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

Agreements and Plan of Mergers
On August 9, 2018, the Company entered into definitive agreements to acquire Medley Capital Corporation (NYSE/TASE: MCC, MCC) and Medley Management Inc. (NYSE:MDLY, "MDLY"). Pursuant to the Agreement and Plan of Merger, dated as of August 9, 2018, by and between MCC and Sierra (the "MCC Merger Agreement"), MCC would, on the terms and subject to the conditions set forth in the MCC Merger Agreement, merge with and into the Company, with the Company as the surviving entity (the "Combined Company") in the merger (the "MCC Merger").Under the MCC Merger, each share of MCC’s common stock issued and outstanding immediately prior to the MCC Merger effective time, other than shares of MCC’s common stock held by MCC, Sierra or their respective wholly owned subsidiaries, would be converted into the right to receive 0.8050 shares of the Company’s common stock.

Simultaneously, pursuant to the Agreement and Plan of Merger (the "MDLY Merger Agreement" together with the MCC Merger Agreement, the “Merger Agreements”), dated as of August 9, 2018, by and among MDLY, the Company, and Sierra Management, Inc., a newly formed Delaware corporation and a wholly owned subsidiary of the Company ("Merger Sub"), MDLY would, on the terms and subject to the conditions set forth in the MDLY Merger Agreement, merge with and into Merger Sub, with Merger Sub as the surviving company in the Merger (the MDLY Merger together with the MCC Merger, the "Mergers"), and MDLY’s existing asset management business would continue to operate as a wholly owned subsidiary of the Combined Company. In the MDLY Merger, each share of MDLY Class A common stock, issued and outstanding immediately prior to the MDLY Merger effective time, other than Dissenting Shares (as defined in the MDLY Merger Agreement) and shares of MDLY Class A common stock held by MDLY, the Company or their respective wholly owned subsidiaries, would be converted into the right to receive (i) 0.3836 shares of our common stock; plus (ii) cash in an amount equal to $3.44 per share. In addition, MDLY's stockholders would have the right to receive certain dividends and/or other payments. If the Mergers are successfully consummated, our common stock would be listed on the New York Stock Exchange under the symbol "SRA" and the Tel Aviv Stock Exchange, with such listings expected to be effective as of the closing date of the Mergers. Upon completion of the Mergers, the investment portfolios of MCC and the Company would be combined, Merger Sub, as a successor to MDLY, would be a wholly owned subsidiary of the Combined Company, and the Combined Company would be internally managed by MCC Advisors LLC, its wholly controlled adviser subsidiary.

Set forth below is a description of the Decision (as defined below), which should be read in the context of the impact that the Decision and corresponding Settlement Term Sheet (as defined below) may have on the Company with respect to any potential amendment to the Merger Agreements.

On February 11, 2019, a putative stockholder class action related to the MCC Merger was commenced in the Court of Chancery of the State of Delaware by FrontFour Capital Group LLC and FrontFour Master Fund, Ltd (collectively, “FrontFour”). The action, as consolidated, is captioned In re Medley Capital Corporation Stockholder Litigation, C.A. No. 2019-0100-KSJM, Brook Taube, Seth Taube, Jeff Tonkel, Mark Lerdal, Karin Hirtler-Garvey, John E. Mack, Arthur S. Ainsberg, MDLY, the Company, MCC, MCC Advisors LLC, Medley Group LLC, and Medley LLC (the “Class Action”). The complaint alleged that MCC’s directors (Brook Taube, Seth Taube, Jeff Tonkel, Mark Lerdal, Karin Hirtler-Garvey, John E. Mack, and Arthur S. Ainsberg) breached their fiduciary duties to MCC’s stockholders in connection with the MCC Merger, and that MDLY, the Company, MCC Advisors LLC, Medley Group LLC, and Medley LLC aided and abetted those alleged breaches of fiduciary duties. On March 11, 2019, following a two-day trial, the Court issued a Memorandum Opinion (the “Decision”) denying FrontFour’s requests to (i) permanently enjoin the MCC Merger and (ii) require MCC to conduct a “shopping process” for MCC on terms proposed by FrontFour in its complaint. The Court held that MCC’s directors breached their fiduciary duties in entering into the MCC Merger, but rejected FrontFour’s claim that the Company aided and abetted those breaches of fiduciary duties. The Court ordered defendants to issue corrective disclosures consistent with the Decision, and enjoined a vote of MCC’s stockholders on the MCC Merger until such disclosures have been made and stockholders have had the opportunity to assimilate this information.

On April 15, 2019, certain parties in the Class Action reached agreement on the principal terms of a settlement, which are contained in a binding term sheet, dated April 15, 2019 (the “Settlement Term Sheet”), among Brook Taube, Seth Taube, Jeff Tonkel, Mark Lerdal, Karin Hirtler-Garvey, John E. Mack, Arthur S. Ainsberg, MCC, MCC Advisors LLC, Medley LLC, and Medley Group LLC (the “Medley Parties”), on the one hand, and FrontFour, on behalf of itself and a class of similarly situated stockholders of MCC, on the other hand. The Settlement Term Sheet is intended to form the basis of a definitive stipulation of settlement in the Class Action. The Settlement Term Sheet provides that MCC will seek to obtain the agreement and/or consent of the Company to effect certain amendments to (i) the MCC Merger Agreement and (ii) the MDLY Merger Agreement. If the foregoing amendments are entered into they will, among other matters (as described in further detail in the Settlement Term Sheet): (a) extend the Outside Date (as defined in the Merger Agreements) to October 31, 2019; (b) permit MCC’s special committee of independent directors (the “MCC Special Committee”) to undertake a sixty-day “go shop” process to solicit superior transactions to the MCC Merger and (c) if the MCC Merger is consummated, create a settlement fund, consisting of $17 million in cash and $30 million of the Company’s stock, with the number of shares of the Company’s stock to be calculated using the pro forma NAV reported in the future proxy supplement describing the amendments to the MCC Merger Agreement, which will be distributed to eligible members of the Class (as defined in the Settlement Term Sheet). In connection with the Settlement Term Sheet, MDLY has executed an acknowledgement and agreement to take certain actions, including consenting to certain amendments to the Merger Agreements, in furtherance of the transactions contemplated thereby.

In addition, the Settlement Term Sheet provides that MCC and FrontFour will enter into a Governance Agreement pursuant to which, among other matters, FrontFour will be subject to customary standstill restrictions and be required to vote in favor of the MCC Merger at a meeting of stockholders to approve the MCC Merger Agreement and in favor of the directors nominated by our board of directors for election at MCC’s 2019 annual meeting of stockholders.

Under the Settlement Term Sheet, the parties have agreed to cooperate to reduce the agreements reflected therein to a definitive stipulation of settlement (the “Settlement Stipulation”), and to obtain approval of Court of Chancery of the State of Delaware as soon as reasonably practicable thereafter. The Settlement Stipulation will provide for mutual releases between and among FrontFour and the Class, on the one hand, and the Medley Parties, on the other hand, of all claims that were or could have been asserted in the Class Action. The Medley Parties will also release all claims arising out of or relating to the prosecution and settlement of the Class Action and all claims that were or could have been asserted (other than claims against NexPoint Advisors, L.P. and its affiliates) in the litigation pending in the United States District Court for the Southern District of New York captioned Medley Capital Corporation v. FrontFour Capital Group LLC, et al., No. 1:19-cv-02055-LTS (S.D.N.Y.) (the “Federal Action”), and FrontFour and the Class will release all claims arising out of or relating to the prosecution and settlement of the Federal Action.

Under the Settlement Term Sheet, MCC and FrontFour have also undertaken to work together in good faith to agree to supplemental disclosures relating to the transactions contemplated by the Merger Agreements consistent with the Decision.

If the contemplated amendments to the Merger Agreements have not been entered into by May 15, 2019, the Settlement Term Sheet may be terminated by MCC or FrontFour. The contemplated amendments to the Merger Agreements require the agreement of the Company and there can be no assurance that such agreement will be obtained or that agreements on the amendments to the Merger Agreements will be reached.

Note 2. Significant Accounting Policies
Basis of Presentation
The Company follows the accounting and reporting guidance in the Financial Accounting Standards Board Accounting Standards Codification ("ASC") Topic 946 - Financial Services, Investment Companies ("ASC 946"). The accompanying consolidated financial statements have been prepared on the accrual basis of accounting in conformity with U.S. generally accepted accounting principles ("GAAP") and include the accounts of the Company and its wholly-owned subsidiaries, Alpine, Arbor, and the Taxable Subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. All references made to the "Company," "we," and "us" herein include Sierra Income Corporation and its consolidated subsidiaries, except as stated otherwise. Additionally, the accompanying consolidated financial statements of the Company and related financial information have been prepared pursuant to the requirements for reporting on Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain disclosures accompanying annual financial statements prepared in accordance with GAAP are omitted. In the opinion of management, the unaudited interim financial results contain all adjustments and reclassifications, which are of a normal recurring nature, that are necessary for the fair presentation of financial statements for the periods presented. Therefore, this Form 10-Q should be read in conjunction with the Company’s annual report on Form 10-K for the year ended December 31, 2018, which was filed with the U.S. Securities and Exchange Commission ("SEC") on April 1, 2019. The current period’s results of operations will not necessarily be indicative of results that ultimately may be achieved for the fiscal year ending December 31, 2019.

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

Deferred Transaction Costs
Transaction costs, incurred in connection with the Mergers by and among the Company, MCC, MDLY and Merger Sub (see Note 1), are deferred until the closing or termination of the Mergers.

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

The Company holds debt investments that contain a payment-in-kind (PIK) interest provision. PIK interest, which represents contractually deferred interest added to the investment balance that is generally due at maturity, is recorded on an accrual basis to the extent such amounts are expected to be collected. PIK interest is not accrued if the Company does not expect the issuer to be able to pay all principal and interest when due. For the three months ended March 31, 2019 and 2018, the Company earned PIK interest of $1,091,158 and $1,663,426, respectively.

Investment transactions are accounted for on a trade-date basis. Realized gains or losses on investments are measured by the difference between the net proceeds from the disposition and the amortized cost basis of investment, without regard to unrealized gains or losses previously recognized. For the three months ended March 31, 2019 and 2018, the Company recognized realized losses on investments of $5,388,280 and $26,781,391, respectively, related to certain non-cash restructuring transactions, which are recorded on the Consolidated Statements of Operations as a component of net realized gain/(loss) from non-controlled/non-affiliated investments and/or net realized gain/(loss) from controlled/affiliated investments. The Company reports changes in fair value of investments that are measured at fair value as a component of the net change in unrealized appreciation/(depreciation) on investments in the Consolidated Statements of Operations. For total return swap transactions (see Note 5), periodic payments are received or made at the end of each settlement period, but prior to settlement are recorded as realized gains or losses on total return swap in the Consolidated Statements of Operations.

Management reviews all loans that become 90 days or more past due on principal and interest or when there is reasonable doubt that principal or interest will be collected for possible placement on management's designation of non-accrual status. Accrued interest is generally reserved when a loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment regarding collectability. Loans on non-accrual status are restored to accrual status when past due principal and interest is paid and, in management’s judgment, are likely to remain current, although the Company may make exceptions to this general rule if the loan has sufficient collateral value and is in the process of collection. As of March 31, 2019, nine portfolio companies were on non-accrual status with a cost of $95,342,694, or 10.0% of the cost of the Company's portfolio, and a fair value of $40,351,458, or 4.5% of the fair value of the Company's portfolio. As of December 31, 2018, seven portfolio companies were on non-accrual status with a cost of $87,597,395, or 8.7% of the cost of the Company's portfolio, and a fair value of $41,109,398, or 4.5% of the fair value of the Company's portfolio.

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

The Company will be subject to a nondeductible U.S. federal excise tax of 4% on undistributed income if it does not distribute at least 98% of its ordinary income in any calendar year and 98.2% of its capital gain net income for each one-year period ending on October 31 of such calendar year. To the extent the Company determines that its estimated current year annual taxable income will be in excess of estimated current year dividend distributions for U.S. federal excise tax purposes, the Company accrues U.S. federal excise tax, if any, on estimated excess taxable income as taxable income is earned. For the year ended December 31, 2018, the Company distributed at least 98% of its ordinary income and 98.2% of its capital gains, and as such, there was no excise tax accrual or expense recorded.

The Taxable Subsidiaries accrue income taxes payable based on the applicable corporate rates on the unrealized gains generated by the investments held by the Taxable Subsidiaries. As of March 31, 2019 and December 31, 2018, the Company recorded a deferred tax liability of $2,974,612 and $0, respectively, on the Consolidated Statements of Assets and Liabilities. The change in deferred tax liabilities is included as a component of net realized and unrealized gain/(loss) on investments on the Consolidated Statements of Operations.

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

The Company accounts for income taxes in conformity with ASC Topic 740 - Income Taxes (“ASC 740”). ASC 740 provides guidelines for how uncertain tax positions should be recognized, measured, presented and disclosed in financial statements. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions deemed to meet the “more-likely-than-not” threshold would be recorded as a tax benefit or expense in the current period. The Company recognizes interest and penalties, if any, related to unrecognized tax benefits as income tax expense in the Consolidated Statements of Operations. There were no interest or penalties due to material uncertain income tax positions at March 31, 2019 and 2018.

The following table reflects, for U.S. federal income tax purposes, the sources of the cash distributions that the Company has paid on its common stock for the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31, 2019		Three Months Ended March 31, 2018
Source of Distribution	Distribution Amount	Percentage	Distribution Amount	Percentage
Ordinary income	$15,814,922	100.0%	$15,520,650	100.0%
Net realized gain	—	—	—	—
Return of capital	—	—	—	—
Distributions on a tax basis	$15,814,922	100.0%	$15,520,650	100.0%

As of March 31, 2019, for federal income tax purposes, the aggregate gross unrealized appreciation and the aggregate gross unrealized depreciation are $36,889,801 and $104,724,551, respectively. As of March 31, 2019, net unrealized depreciation is $67,834,750 based on a tax basis cost of $958,075,096.

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

Recently Adopted Accounting Pronouncements

In March 2017, the FASB issued ASU 2017-08, Receivables - Nonrefundable Fees and Other Costs (“ASU 2017-08”). The amendments in ASU 2017-08 require premiums on purchased callable debt securities to be amortized to the security’s earliest call date. Prior to this ASU, premiums and discounts on purchased callable debt securities were generally required to be amortized to the security’s maturity date. The amendments in ASU 2017-08 do not require any changes to treatment of securities held at a discount. ASU 2017-08 is effective on January 1, 2019, with early adoption permitted. The Company has evaluated the effect of ASU 2017-08, and concluded that it does not have an impact on its consolidated financial statements.

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (“ASU 2018-13”) (Topic 820) - Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement. ASU 2018-13 eliminates, adds and modifies certain disclosure requirements for fair value measurements. This guidance is effective for the Company on January 1, 2020 and early adoption is permitted. The Company is currently assessing the potential impact of this guidance to the fair value disclosures.

In October 2018, the SEC adopted amendments (the Amendments) to certain disclosure requirements that have become redundant, duplicative, overlapping, outdated, or superseded, in light of other SEC disclosure requirements, U.S. GAAP requirements, or changes in the information environment. In part, the Amendments require an investment company to present distributable earnings in total, rather than showing the three components of distributable earnings. The compliance date for the Amendments is for all filings on or after November 5, 2018. Management has adopted the Amendments and included the required disclosures in the Company’s consolidated financial statements.

In October 2018, the SEC adopted an amendment requiring registrants to report a reconciliation of changes in stockholders’ equity, either as a separate statement or in the notes, and the analysis should reconcile the beginning balance to the ending balance of each caption in stockholders’ equity for each period for which an income statement is required to be filed. The compliance date for the amendment is for all interim period filings on or after November 5, 2018. Management has adopted the amendment and included the required reconciliation in the Company’s Consolidated Statement of Changes in Net Assets.

Note 3. Investments
The following table shows the amortized cost and the fair value of the Company’s portfolio investments as of March 31, 2019:

	Amortized Cost	Percentage	Fair Value	Percentage
Senior secured first lien term loans	$481,546,161	50.5%	$422,642,788	47.5%
Senior secured second lien term loans	177,363,394	18.6	169,658,923	19.0
Senior secured first lien notes	32,876,250	3.4	30,804,926	3.5
Subordinated notes	74,665,000	7.8	67,876,431	7.6
Sierra Senior Loan Strategy JV I LLC	92,050,000	9.7	80,759,104	9.1
Equity/warrants	94,915,970	10.0	118,498,174	13.3
Total	$953,416,775	100.0%	$890,240,346	100.0%

The following table shows the amortized cost and the fair value of the Company’s portfolio investments as of December 31, 2018:

	Amortized Cost	Percentage	Fair Value	Percentage
Senior secured first lien term loans	$532,302,573	52.9%	$479,593,279	52.0%
Senior secured second lien term loans	174,258,971	17.3	169,923,547	18.4
Senior secured first lien notes	37,930,308	3.8	35,495,093	3.8
Subordinated notes	92,050,000	9.2	82,515,860	8.9
Sierra Senior Loan Strategy JV I LLC	77,930,062	7.7	66,187,857	7.2
Equity/warrants	91,194,948	9.1	89,765,126	9.7
Total	$1,005,666,862	100.0%	$923,480,762	100.0%

The following table shows the composition of the Company’s portfolio investments by industry classification at amortized cost and fair value as of March 31, 2019:

Industry Classification	Amortized Cost	Percentage	Fair Value	Percentage
Services: Business	$159,304,367	16.7%	$159,317,009	18.0%
Multi-Sector Holdings	165,762,620	17.4%	147,683,155	16.6%
Healthcare & Pharmaceuticals	91,581,085	9.6%	76,689,403	8.6%
High Tech Industries	67,428,874	7.1%	62,312,054	7.0%
Aerospace & Defense	55,745,356	5.8%	54,927,888	6.2%
Banking, Finance, Insurance & Real Estate	48,230,075	5.1%	51,612,371	5.8%
Wholesale	40,196,691	4.2%	51,169,150	5.7%
Construction & Building	51,740,308	5.4%	50,152,602	5.6%
Transportation: Cargo	29,473,391	3.1%	29,489,469	3.3%
Automotive	27,145,867	2.8%	25,809,483	2.9%
Consumer Goods: Durable	23,473,125	2.5%	23,427,814	2.6%
Hotel, Gaming & Leisure	20,885,416	2.2%	20,821,201	2.3%
Capital Equipment	17,821,433	1.9%	17,447,265	2.0%
Containers, Packaging & Glass	16,941,457	1.8%	16,105,242	1.8%
Energy: Oil & Gas	22,016,538	2.3%	14,453,899	1.6%
Media: Diversified & Production	15,247,000	1.6%	14,380,573	1.6%
Services: Consumer	13,331,429	1.4%	13,201,389	1.5%
Chemicals, Plastics & Rubber	11,439,021	1.2%	11,439,021	1.3%
Media: Advertising, Printing & Publishing	8,854,692	0.9%	8,080,955	0.9%
Transportation: Consumer	7,021,731	0.7%	7,021,731	0.8%
Metals & Mining	19,743,259	2.1%	6,911,596	0.8%
Forest Products & Paper	6,431,865	0.7%	6,817,077	0.8%
Environmental Industries	5,054,517	0.5%	6,447,676	0.7%
Consumer Goods: Non-durable	6,534,166	0.7%	5,200,756	0.6%
Retail	11,640,285	1.2%	4,715,116	0.5%
Media: Broadcasting & Subscription	10,372,207	1.1%	4,606,451	0.5%
Total	$953,416,775	100.0%	$890,240,346	100.0%

The following table shows the composition of the Company’s portfolio investments by industry classification at amortized cost and fair value as of December 31, 2018:

Industry Classification	Amortized Cost	Percentage	Fair Value	Percentage
Services: Business	$168,346,878	16.7%	$156,398,957	16.9%
Multi-Sector Holdings	169,027,682	16.8	147,751,337	16.0
Healthcare & Pharmaceuticals	87,119,313	8.7	75,750,145	8.2
High Tech Industries	78,073,842	7.8	72,744,712	7.9
Aerospace & Defense	55,819,556	5.6	55,177,303	6.0
Banking, Finance, Insurance & Real Estate	48,224,496	4.8	53,079,983	5.7
Construction & Building	51,971,781	5.2	50,606,634	5.5
Wholesale	39,508,090	3.9	42,859,121	4.6
Hotel, Gaming & Leisure	34,674,478	3.4	34,305,563	3.7
Transportation: Cargo	26,079,018	2.6	25,736,261	2.8
Automotive	27,246,738	2.7	25,711,838	2.8
Consumer Goods: Durable	23,711,250	2.4	23,617,293	2.6
Chemicals, Plastics & Rubber	22,340,768	2.2	22,245,236	2.4
Containers, Packaging & Glass	17,132,082	1.7	16,165,041	1.8
Media: Advertising, Printing & Publishing	16,288,815	1.6	15,298,916	1.7
Energy: Oil & Gas	25,566,916	2.5	14,779,343	1.6
Media: Diversified & Production	15,247,000	1.5	14,321,399	1.6
Services: Consumer	11,931,429	1.2	11,801,389	1.3
Capital Equipment	11,187,500	1.1	11,187,500	1.2
Retail	11,672,849	1.2	8,605,149	0.9
Forest Products & Paper	7,476,045	0.7	7,690,117	0.8
Consumer Goods: Non-durable	8,767,556	0.9	7,522,988	0.8
Transportation: Consumer	7,402,367	0.7	7,402,367	0.8
Metals & Mining	19,743,260	2.0	6,925,615	0.7
Environmental Industries	4,906,721	0.5	5,164,068	0.6
Media: Broadcasting & Subscription	10,372,207	1.0	5,053,547	0.5
Beverage & Food	4,965,308	0.5	4,742,100	0.5
Telecommunications	862,917	0.1	836,840	0.1
Total	$1,005,666,862	100.0%	$923,480,762	100.0%

See the Consolidated Schedule of Investments for industry classifications of the underlying total return swap ("TRS") reference assets as December 31, 2018. There were no underlying TRS assets as of March 31, 2019.

The following table shows the composition of the Company’s portfolio investments by geography classification at fair value as of March 31, 2019 and December 31, 2018:

	March 31, 2019		December 31, 2018
Geography	Fair Value	Percentage	Fair Value	Percentage
United States	$818,703,008	92.0%	$853,885,729	92.4%
Cayman Islands	66,924,051	7.5	65,235,477	7.1
Canada	4,613,287	0.5	4,359,556	0.5
Total	$890,240,346	100.0%	$923,480,762	100.0%

Transactions with Controlled/Affiliated Companies

During the three months ended March 31, 2019 and 2018, the Company had investments in portfolio companies designated as controlled/affiliated investments under the 1940 Act. Transactions with controlled/affiliated investments were as follows:

Name of Investment(3)	Type of Investment	Fair Value at December 31, 2018	Purchases/ (Sales) of Investments	Transfers In/(Out) of Investments	Net change in unrealized appreciation/ (depreciation)	Realized Gain/(Loss)	Fair Value at March 31, 2019	Income Earned
1888 Industrial Services, LLC	Revolving Credit Facility	$943,344	$125,780	$—	$—	$—	$1,069,124	$19,424
	Senior Secured First Lien Term Loan	3,144,481	—	—	—	—	3,144,481	61,290
	Senior Secured First Lien Term Loan	6,005,623	59,895	—	(1,471,420)	—	4,594,098	—
	Membership Units	—	—	—	—	—	—	—
Access Media Holdings, LLC	Senior Secured First Lien Term Loan	5,141,747	—	—	(447,096)	—	4,694,651	—
	Common Stock	—	—	—	—	—	—	—
	Preferred Equity	—	—	—	—	—	—	—
	Preferred Equity	—	—	—	—	—	—	—
	Preferred Equity	(88,200)	—	—	—	—	(88,200)	—
Caddo Investors Holdings 1 LLC	Equity	5,186,935	—	—	171,140	—	5,358,075	—
Capstone Nutrition, Inc.	Senior Secured First Lien Term Loan	9,524,176			(2,218,617)	—	7,305,559	—
	Senior Secured First Lien Delayed Draw Term Loan	4,282,981	—	—	(997,703)	—	3,285,278	—
	Senior Secured First Lien Incremental Delayed Draw Term Loan	1,745,510	1,049,770	—	—	—	2,795,280	106,573
	Common Stock	—	—	—	—	—	—	—
	Common Stock	—	—	—	—	—	—	—
	Common Stock	—	—	—	—	—	—	—
Charming Charlie LLC	Senior Secured First Lien Term Loan	3,121,470	—	—	(849,451)	—	2,272,019	—
	Senior Secured First Lien Term Loan	1,515,547	50,681	—	(1,566,228)	—	—	—
	Senior Secured First Lien Term Loan	182,617	—	—	—	—	182,617	9,131
	Senior Secured First Lien Term Loan	—	—	—	—	—	—	3,119
	Common Stock	—	—	—	—	—	—	11,849
Dynamic Energy Services International LLC	Revolving Credit Facility	—	757,459	246,677			1,004,136	20,024
	Senior Secured First Lien Term Loan	—	—	9,828,831	(3,823,676)	(5,379,805)	625,350	—
	Equity	—	—	—	—	—	—	—
MCM 500 East Pratt Holdings, LLC	Equity	5,000,000	—	—	—	—	5,000,000	—
MCM Capital Office Park Holdings LLC	Equity	12,499,125	—	—	(1,661,625)	—	10,837,500	—
Medley Chiller Holdings LLC	Equity	9,098,157	2,125,000	—	14,658,153	—	25,881,310	—
Nomida LLC(1)	Equity	989,820	—	—	—	—	989,820	—
Sierra Senior Loan Strategy JV I LLC(2)	Equity	82,515,860	—	—	(1,756,756)	—	80,759,104	2,012,500
TwentyEighty, Inc.	Senior Secured First Lien Term Loan	6,975,035	68,200	—	(35,216)	—	7,008,019	141,073
	Senior Secured First Lien Term Loan	6,497,461	198,099	—	100,706	—	6,796,266	150,573
	Senior Secured First Lien Term Loan	319,870	(37,030)	—	2,879	181	285,900	8,690
	Senior Secured First Lien Term Loan	—	—	—	—	—	—	587
	Equity	404,943	—	—	3,059,441	—	3,464,384	—
Total		$165,006,502	$4,397,854	$10,075,508	$3,164,531	$(5,379,624)	$177,264,771	$2,544,833

Name of Investment(3)	Type of Investment	Fair Value at December 31, 2017	Purchases/ (Sales) of Investments	Transfers In/(Out) of Investments	Net change in unrealized appreciation/ (depreciation)	Realized Gain/(Loss)	Fair Value at March 31, 2018	Income Earned
1888 Industrial Services, LLC	Senior Secured First Lien Term Loan	$188,669	$314,448	$—	$—	$—	$503,117	$5,913
	Senior Secured First Lien Term Loan	3,144,481	—	—	—	—	3,144,481	52,587
	Senior Secured First Lien Term Loan	7,078,964	220,785	—	(51,949)	—	7,247,800	175,522
	Membership Units	—	—	—	—	—	—	—
Access Media Holdings, LLC	Senior Secured First Lien Term Loan	7,390,587	31,820	—	(2,280,797)	—	5,141,610	—
	Common Stock	—	—	—	—	—	—	—
	Preferred Equity	—	—	—	—	—	—	—
	Preferred Equity	—	—	—	—	—	—	—
	Preferred Equity	130,200	93,800	—	(434,000)	—	(210,000)	—
Capstone Nutrition	Senior Secured First Lien Term Loan	12,042,301	—	—	(2,923,878)	—	9,118,423	—
	Senior Secured First Lien Term Loan	5,210,693	—	—	(1,265,159)	—	3,945,534	—
	Senior Secured First Lien Term Loan	—	1,559,422	—	—	—	1,559,422	75,247
	Common Stock	—	—	—	—	—	—	—
	Common Stock	—	—	—	—	—	—	—
	Common Stock	—	—	—	—	—	—	—
MCM East Pratt Holdings, LLC	Equity	455,871	4,544,129	—	—	—	5,000,000	—
MCM Capital Office Park Holdings LLC	Equity	7,500,000	—	—	—	—	7,500,000	97,403
Medley Chiller Holdings LLC	Equity	—	8,627,500	—	(128,614)	—	8,498,886	—
Nomida LLC(1)	Senior Secured First Lien Term Loan	2,935,000	(1,885,000)	—	—	—	1,050,000	63,426
	Equity	5,400,000	—	—	(270,000)	—	5,130,000	—
Sierra Senior Loan Strategy JV I LLC(2)	Equity	79,515,513	4,637,500	—	(342,825)	—	83,810,188	1,925,000
TwentyEighty, Inc.	Senior Secured First Lien Term Loan	5,501,849	188,187	—	(124,071)	—	5,565,965	137,828
	Senior Secured First Lien Term Loan	6,696,055	69,379	—	(45,329)	—	6,720,105	133,952
	Senior Secured First Lien Term Loan	3,098,085	(25,487)	—	(1,500)	—	3,071,098	71,474
	Senior Secured First Lien Term Loan	—	—	—	—	—	—	589
	Equity	—	—	—	—	—	—	—
Total		$146,288,268	$18,376,483	$—	$(7,868,122)	$—	$156,796,629	$2,738,941

(1)
Nomida, LLC ("Nomida") is a non-public real estate investment formed by the Company to purchase and develop a residential property. The Company is the sole equity shareholder of Nomida and has provided 100% of the debt financing to the entity. The Company is Nomida’s sole member responsible for Nomida’s daily operations. In addition, the Chief Financial Officer and Secretary of the Company also serves as President of Nomida. The assets of Nomida are comprised of a residential development property in the city of Chicago, IL and the proceeds of the loan from the Company; the liabilities of Nomida consist of the loan payable to the Company. As of March 31, 2019, the loan payable has been fully paid off.

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

(3)	The par amount and additional detail are shown in the consolidated schedule of investments

Purchases/(sales) of investments in controlled/affiliated investments are included in the purchases and sales presented on the Consolidated Statements of Cash Flows for the three months ended March 31, 2019 and 2018. Transfers in/(out) of controlled/

affiliated represents the fair value for the month an investment became or was removed as a controlled/affiliates investment. Income received from controlled/affiliated investments is included in total investment income on the Consolidated Statements of Operations for the three months ended March 31, 2019 and 2018.

In connection with certain of the Company’s investments, the Company receives warrants that are obtained for the objective of increasing the total investment returns and are not held for hedging purposes. As of March 31, 2019 and December 31, 2018, the total fair value of warrants were $0 and $1,483,609, respectively, and were included in investments at fair value on the Consolidated Statements of Assets and Liabilities. Total realized and change in unrealized gains (losses) related to warrants for the three months ended March 31, 2019 and 2018, were $173 and $0, respectively and were recorded on the Consolidated Statements of Operations in those accounts. The Company receives warrants in connection with individual investments and are not subject to master netting arrangements.

As of March 31, 2019, the Company held loans it has made directly to 70 investee companies with aggregate principal amounts of $853.1 million. As of December 31, 2018, the Company held loans it has made directly to 74 investee companies with aggregate principal amounts of $917.0 million. During the three months ended March 31, 2019 and 2018, the Company made 28 and 28 loans to investee companies, respectively, with aggregate principal amounts of $67.9 million and $67.7 million, respectively. The details of the Company’s loans have been disclosed on the consolidated schedule of investments as well as in Note 4.

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

As of March 31, 2019 and December 31, 2018, Sierra JV had total capital commitments of $116 million, with the Company providing $101.5 million and GALIC providing $14.5 million. Approximately $105.2 million was funded as of March 31, 2019 and December 31, 2018, relating to these commitments, of which $92.1 million was from the Company. The Company does not have the right to withdraw any of their respective capital commitment, unless in connection with a transfer of its membership interests. The Company may transfer full membership interests as long as it is approved by all members and transferred in a transaction exempt from the registration requirements of the Securities Act of 1933, as amended, or applicable state securities laws.

At March 31, 2019 and December 31, 2018, Sierra JV had a $250 million senior secured revolving credit facility (the "JV Facility") with Deutsche Bank, AG, New York Branch ("DB"). The JV Facility bears interest at a rate of LIBOR (with no minimum) plus 2.50% per annum. On March 29, 2019, the JV amended the Credit Facility and extended the reinvestment period. The reinvestment period ends on June 28, 2019 and the final maturity date is March 30, 2022 and is secured substantially by all of the SPV's assets, subject certain exclusions set forth in the Credit Facility. As of March 31, 2019 and December 31, 2018, there was $204.9 million outstanding under the JV Facility.

The following table shows a summary of Sierra JV's portfolio as of March 31, 2019 and December 31, 2018:

	March 31, 2019	December 31, 2018
Senior secured loans(1)	$287,239,180	$284,070,735
Weighted average current interest rate on senior secured loans(2)	7.54%	7.61%
Number of borrowers in the Sierra JV	61	58
Investments at fair value	$278,042,091	$277,168,454
Largest loan to a single borrower(1)	$11,000,214	$11,058,001
Total of five largest loans to borrowers(1)	$46,773,359	$48,114,884

(1)	At par value.

(2)	Computed as the (a) annual stated interest rate on accruing senior secured loans, divided by (b) total senior secured loans at principal amount.

The following is a listing of the individual investments in Sierra JV's portfolio as of March 31, 2019 (unaudited):

Company	Industry	Type of Investment	Maturity	Par Amount	Cost	Fair Value(1)
4Over International, LLC	Media: Advertising, Printing & Publishing	Senior Secured First Lien Term Loan LIBOR + 6.00%, 1.00% LIBOR Floor (2)	6/7/2022	$11,000,214	$11,000,214	$10,793,411
Acrisure, LLC	Banking, Finance, Insurance & Real Estate	Senior Secured First Lien Term Loan LIBOR + 4.25%, 1.00% LIBOR Floor (2)	11/22/2023	5,378,100	5,391,790	5,336,689
Avantor, Inc.	Wholesale	Senior Secured First Lien Term Loan LIBOR + 3.75%, 1.00% LIBOR Floor (2)	11/21/2024	2,687,636	2,663,033	2,689,787
BW NHHC Holdco Inc.	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loan LIBOR + 5.00%, 1.00% LIBOR Floor (2)	5/15/2025	5,208,014	5,137,490	4,999,693
Callaway Golf Company	Consumer Goods: Durable	Senior Secured First Lien Term Loan LIBOR + 4.50%(2)	1/2/2026	2,967,562	2,910,255	2,987,445
Cardenas Markets LLC	Retail	Senior Secured First Lien Term Loan LIBOR + 5.75%, 1.00% LIBOR Floor (2)	11/29/2023	6,353,750	6,311,393	6,182,199
CD&R TZ Purchaser, Inc.	Services: Consumer	Senior Secured First Lien Term Loan LIBOR + 6.00%, 1.00% LIBOR Floor (4)	7/21/2023	6,334,022	6,275,160	6,181,372
CHA Consulting, Inc.	Construction & Building	Senior Secured First Lien Term Loan LIBOR + 4.50%, 1.00% LIBOR Floor (4)(5)	4/10/2025	1,360,956	1,355,082	1,357,554
Covenant Surgical Partners, Inc.	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loan LIBOR + 4.50%(4)	10/4/2024	9,882,374	9,862,817	9,783,550
CT Technologies Intermediate Holdings, Inc.	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loan LIBOR + 4.25%, 1.00% LIBOR Floor (2)	12/1/2021	4,153,478	4,074,398	3,525,471
Deliver Buyer, Inc.	Capital Equipment	Senior Secured First Lien Term Loan LIBOR + 5.00%, 1.00% LIBOR Floor (4)	5/1/2024	2,025,485	2,013,504	2,012,928
Envision Healthcare Corporation	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loan LIBOR + 3.75%, 1.00% LIBOR Floor (4)	10/10/2025	1,970,062	1,902,017	1,840,432
GC EOS Buyer, Inc.	Automotive	Senior Secured First Lien Term Loan LIBOR + 4.50%, 1.00% LIBOR Floor (2)	8/1/2025	4,462,486	4,398,135	4,462,486
GK Holdings, Inc.	Services: Business	Senior Secured First Lien Term Loan LIBOR + 6.00%, 1.00% LIBOR Floor (4)	1/20/2021	3,936,788	3,928,235	3,523,032
Glass Mountain Pipeline Holdings, LLC	Energy: Oil & Gas	Senior Secured First Lien Term Loan LIBOR + 4.50%, 1.00% LIBOR Floor (2)	12/23/2024	4,925,249	4,910,059	4,777,493
Golden West Packaging Group LLC	Forest Products & Paper	Senior Secured First Lien Term Loan LIBOR + 5.25%, 1.00% LIBOR Floor (2)	6/20/2023	4,212,340	4,212,340	4,212,342
High Ridge Brands Co.	Consumer Goods: Non-Durable	Senior Secured First Lien Term Loan LIBOR + 5.25%, 1.00% LIBOR Floor (4)	6/30/2022	3,039,062	3,013,381	2,801,712
Highline Aftermarket Acquisitions, LLC	Automotive	Senior Secured First Lien Term Loan LIBOR + 3.50%, 1.00% LIBOR Floor (2)	4/26/2025	4,086,765	4,074,938	3,928,606
InfoGroup, Inc	Services: Business	Senior Secured First Lien Term Loan LIBOR + 5.00%, 1.00% LIBOR Floor (4)	4/3/2023	4,900,000	4,867,003	4,831,400
Intermedia Holdings, Inc.	High Tech Industries	Senior Secured First Lien Term Loan LIBOR + 6.00%, 1.00% LIBOR Floor (4)	7/21/2025	3,990,000	3,953,736	3,945,711
Isagenix International, LLC	Wholesale	Senior Secured First Lien Term Loan LIBOR + 5.75%, 1.00% LIBOR Floor (4)	6/16/2025	2,863,436	2,849,013	2,782,689
Jackson Hewitt Tax Services Inc.	Services: Consumer	Senior Secured First Lien Term Loan LIBOR + 6.25%, 1.00% LIBOR Floor (2)	4/20/2023	5,925,000	5,925,000	5,925,000
Keystone Acquisition Corp.	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loan LIBOR + 5.25%, 1.00% LIBOR Floor (4)	5/1/2024	6,194,142	6,109,017	5,904,256

Company	Industry	Type of Investment	Maturity	Par Amount	Cost	Fair Value(1)
KNB Holdings Corporation	Consumer Goods: Durable	Senior Secured First Lien Term Loan LIBOR + 5.50%, 1.00% LIBOR Floor (4)	4/26/2024	4,935,462	4,863,789	4,854,519
LifeMiles Ltd.	Services: Consumer	Senior Secured First Lien Term Loan LIBOR + 5.50%, 1.00% LIBOR Floor (4)	8/18/2022	5,121,795	5,102,861	5,096,186
Loparex International B.V.	Containers, Packaging and Glass	Senior Secured First Lien Term Loan LIBOR + 4.25%, 1.00% LIBOR Floor (4)	4/11/2025	6,616,666	6,588,084	6,576,967
Manna Pro Products, LLC	Consumer Goods: Non-Durable	Senior Secured First Lien Term Loan LIBOR + 6.00%, 1.00% LIBOR Floor (2)(5)	12/8/2023	3,044,793	3,044,793	2,900,256
Manna Pro Products, LLC	Consumer Goods: Non-Durable	Senior Secured First Lien Term Loan LIBOR + 6.00%, 1.00% LIBOR Floor (2)(5)	12/8/2023	376,167	376,167	367,101
Midcoast Energy LLC	Energy: Oil & Gas	Senior Secured First Lien Term Loan LIBOR + 5.50%, 1.00% LIBOR Floor (4)	8/1/2025	5,472,500	5,422,876	5,435,834
New Media Holdings II LLC	Media: Advertising, Printing & Publishing	Senior Secured First Lien Term Loan LIBOR + 6.25%, 1.00% LIBOR Floor (2)	7/14/2022	2,921,175	2,914,242	2,895,762
NGS US Finco, LLC	Capital Equipment	Senior Secured First Lien Term Loan LIBOR + 4.25%, 1.00% LIBOR Floor (4)	10/1/2025	2,992,500	2,978,745	2,977,538
Northern Star Industries, Inc.	Capital Equipment	Senior Secured First Lien Term Loan LIBOR + 4.75%, 1.00% LIBOR Floor (4)	3/28/2025	4,207,500	4,189,397	4,042,566
Nuvei Technologies Corp.	Banking, Finance, Insurance & Real Estate	Senior Secured First Lien Term Loan LIBOR + 4.50%, 1.00% LIBOR Floor (2)(5)	9/29/2025	5,488,834	5,446,573	5,316,261
Nuvei Technologies Corp.	Banking, Finance, Insurance & Real Estate	Senior Secured First Lien Term Loan LIBOR + 4.50%, 1.00% LIBOR Floor (2)	9/29/2025	977,367	969,375	967,594
Peraton Corp.	Aerospace and Defense	Senior Secured First Lien Term Loan LIBOR + 5.25%, 1.00% LIBOR Floor (4)	4/29/2024	3,423,864	3,411,393	3,313,272
PetroChoice Holdings, Inc.	Chemicals, Plastics & Rubber	Senior Secured First Lien Term Loan LIBOR + 5.00%, 1.00% LIBOR Floor (4)	8/19/2022	6,876,418	6,857,725	6,863,352
Phoenix Guarantor Inc.	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loan LIBOR + 4.50%(5)	3/5/2026	5,477,083	5,395,761	5,385,616
Plaskolite PPC Intermediate II LLC	Chemicals, Plastics & Rubber	Senior Secured First Lien Term Loan LIBOR + 4.25%, 1.00% LIBOR Floor (2)	12/15/2025	3,241,875	3,180,232	3,236,364
Port Townsend Holdings Company, Inc.	Forest Products & Paper	Senior Secured First Lien Term Loan LIBOR + 4.75%, 1.00% LIBOR Floor (2)	4/3/2024	3,057,205	3,031,447	3,057,205
PT Network, LLC	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loan LIBOR + 5.50%, 1.00% LIBOR Floor (4)	11/30/2021	4,435,359	4,435,359	4,343,546
PVHC Holding Corp.	Containers, Packaging and Glass	Senior Secured First Lien Term Loan LIBOR + 4.75%, 1.00% LIBOR Floor (4)(5)	8/5/2024	1,982,312	1,973,381	1,972,402
Recorded Books Inc.	Media: Diversified & Production	Senior Secured First Lien Term Loan LIBOR + 4.50%(4)	8/29/2025	5,472,500	5,422,100	5,472,500
Rough Country, LLC	Automotive	Senior Secured First Lien Term Loan LIBOR + 3.75%, 1.00% LIBOR Floor (2)	5/25/2023	6,063,436	6,040,909	6,027,661
Safe Fleet Holdings LLC	Automotive	Senior Secured First Lien Term Loan LIBOR + 3.00%, 1.00% LIBOR Floor (2)	2/3/2025	4,782,876	4,728,327	4,611,290
Salient CRGT Inc.	High Tech Industries	Senior Secured First Lien Term Loan LIBOR + 5.75%, 1.00% LIBOR Floor (2)	2/28/2022	4,471,726	4,419,132	4,399,731
SCS Holdings I Inc.	Wholesale	Senior Secured First Lien Term Loan LIBOR + 4.25%, 1.00% LIBOR Floor (2)	10/31/2022	4,695,448	4,678,603	4,695,448

Company	Industry	Type of Investment	Maturity	Par Amount	Cost	Fair Value(1)
Shift4 Payments, LLC	Banking, Finance, Insurance & Real Estate	Senior Secured First Lien Term Loan LIBOR + 4.50%, 1.00% LIBOR Floor (2)	11/29/2024	9,875,000	9,834,935	9,754,525
Sierra Enterprises, LLC	Beverage & Food	Senior Secured First Lien Term Loan LIBOR + 3.50%, 1.00% LIBOR Floor (2)	11/11/2024	3,938,886	3,928,532	3,899,497
Simplified Logistics LLC	Services: Business	Senior Secured First Lien Term Loan LIBOR + 6.50%, 1.00% LIBOR Floor (4)	2/27/2022	3,500,000	3,415,893	3,500,000
SMB Shipping Logistics, LLC	Transportation: Cargo	Senior Secured First Lien Term Loan LIBOR + 4.00%, 1.00% LIBOR Floor (4)	2/5/2024	2,481,013	2,459,217	2,407,078
Starfish Holdco, LLC	High Tech Industries	Senior Secured First Lien Term Loan LIBOR + 4.50%, 1.00% LIBOR Floor (2)	8/16/2024	3,935,250	3,908,566	3,927,773
Syniverse Holdings, Inc.	High Tech Industries	Senior Secured First Lien Term Loan LIBOR + 5.00%, 1.00% LIBOR Floor (2)	3/9/2023	3,955,026	3,923,669	3,622,803
The Imagine Group LLC	Media: Advertising, Printing & Publishing	Senior Secured First Lien Term Loan LIBOR + 4.75%, 1.00% LIBOR Floor (2)	6/21/2022	7,840,000	7,789,003	7,340,592
The KeyW Corporation	Aerospace and Defense	Senior Secured First Lien Term Loan LIBOR + 4.50%, 1.00% LIBOR Floor (2)	5/8/2024	2,697,675	2,685,756	2,697,675
The Octave Music Group, Inc.	Media: Diversified & Production	Senior Secured First Lien Term Loan LIBOR + 4.75%, 1.00% LIBOR Floor (2)	5/28/2021	4,371,352	4,371,352	4,340,315
ThoughtWorks, Inc.	High Tech Industries	Senior Secured First Lien Term Loan LIBOR + 4.00%, 1.00% LIBOR Floor (2)	10/11/2024	5,708,741	5,696,627	5,687,618
Tortoise Borrower LLC	Banking, Finance, Insurance & Real Estate	Senior Secured First Lien Term Loan LIBOR + 3.50%, 1.00% LIBOR Floor (2)	1/31/2025	2,450,249	2,440,005	2,450,250
United Road Services, Inc	Transportation: Cargo	Senior Secured First Lien Term Loan LIBOR + 5.25%, 1.00% LIBOR Floor (2)	9/2/2024	3,820,000	3,804,852	3,746,274
Valence Surface Technologies, Inc.	Aerospace and Defense	Senior Secured First Lien Term Loan LIBOR + 5.50%, 1.00% LIBOR Floor (2)	6/13/2021	6,192,618	6,190,902	6,192,618
Wok Holdings Inc	Retail	Senior Secured First Lien Term Loan LIBOR + 6.50%(4)	3/1/2026	6,650,002	6,592,403	6,608,770
Xebec Global Holdings, LLC	High Tech Industries	Senior Secured First Lien Term Loan LIBOR + 5.50%, 1.00% LIBOR Floor (4)	2/12/2024	8,175,771	8,175,771	8,175,771
Z Gallerie, LLC	Retail	Senior Secured First Lien Term Loan LIBOR + 6.50%, 1.00% LIBOR Floor (3)	10/8/2021	5,000,815	5,000,815	1,500,244
Z-Medica, LLC	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loan LIBOR + 5.50%, 1.00% LIBOR Floor (4)	9/29/2022	2,655,000	2,655,000	2,596,059
Total				$287,239,180	$285,482,579	$278,042,091

(1)
Represents the fair value in accordance with ASC 820 as determined by the board of managers of Sierra JV. The approval of the fair value of the portfolio investments held by Sierra JV is not included in the valuation process of the Company's board of directors described elsewhere herein. All securities are categorized as Level 3 under the definition of ASC 820 fair value hierarchy

(2)	The interest rate on these loans is subject to a base rate plus 1 Month (“1M”) LIBOR, which at March 31, 2019 was 2.50%. The interest rate is subject to a minimum LIBOR floor.

(3)	The interest rate on these loans is subject to a base rate plus 2 Month (“2M”) LIBOR, which at March 31, 2019 was 2.56%. The interest rate is subject to a minimum LIBOR floor.

(4)	The interest rate on these loans is subject to a base rate plus 3 Month (“3M”) LIBOR, which at March 31, 2019 was 2.60%. The interest rate is subject to a minimum LIBOR floor.

(5)	Includes an analysis of the value of any unfunded loan commitments.

The following is a listing of the individual investments in Sierra JV's portfolio as of December 31, 2018:

Company	Industry	Type of Investment	Maturity	Par Amount	Cost	Fair Value(1)
4Over International, LLC	Media: Advertising, Printing & Publishing	Senior Secured First Lien Term Loan (2) LIBOR + 6.00% Cash, 1.00% LIBOR Floor	6/7/2022	$11,289,143	$11,289,143	$11,289,143
AccentCare, Inc.	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loan (4) LIBOR + 5.25% Cash, 1.00% LIBOR Floor	10/1/2021	7,742,248	7,705,715	7,742,248
Acrisure, LLC	Banking, Finance, Insurance & Real Estate	Senior Secured First Lien Term Loan (3) LIBOR + 4.25% Cash, 1.00% LIBOR Floor	11/22/2023	5,446,350	5,463,963	5,432,734
Amplify Snack Brands, Inc.	Beverage & Food	Senior Secured First Lien Term Loan (2) LIBOR + 5.50% Cash, 1.00% LIBOR Floor	9/4/2023	2,710,507	2,688,518	2,695,870
Apco Holdings, Inc.	Automotive	Senior Secured First Lien Term Loan (2) LIBOR + 6.00% Cash, 1.00% LIBOR Floor	1/31/2022	4,583,108	4,489,351	4,583,108
API Technologies Corp.	Aerospace and Defense	Senior Secured First Lien Term Loan (4) LIBOR + 6.50% Cash, 1.00% LIBOR Floor	4/22/2022	5,865,000	5,780,283	5,865,000
Associated Asphalt Partners, LLC	Construction & Building	Senior Secured First Lien Term Loan (2) LIBOR + 5.25% Cash, 1.00% LIBOR Floor	4/5/2024	991,786	987,339	991,786
Avantor Performance Materials Holdings, Inc.	Chemicals, Plastics & Rubber	Senior Secured First Lien Term Loan (2) LIBOR + 4.00% Cash, 1.00% LIBOR Floor	11/21/2024	7,250,000	7,142,615	7,280,450
Blount International, Inc.	Capital Equipment	Senior Secured First Lien Term Loan (2) LIBOR + 4.25% Cash, 1.00% LIBOR Floor	4/12/2023	2,375,000	2,369,244	2,398,750
Canyon Valor Companies, Inc.	Media: Diversified & Production	Senior Secured First Lien Term Loan (4) LIBOR + 4.25% Cash, 1.00% LIBOR Floor	6/16/2023	997,500	995,170	1,007,475
Cardenas Markets LLC	Retail	Senior Secured First Lien Term Loan (4) LIBOR + 5.75% Cash, 1.00% LIBOR Floor	11/29/2023	6,435,000	6,380,645	6,435,000
CD&R TZ Purchaser, Inc.	Services: Business	Senior Secured First Lien Term Loan (4) LIBOR + 6.00% Cash, 1.00% LIBOR Floor	7/21/2023	6,418,750	6,341,846	6,418,750
Covenant Surgical Partners, Inc.	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loan (4) LIBOR + 4.75% Cash, 1.00% LIBOR Floor	10/4/2024	8,117,949	8,093,676	8,117,949
CP OpCo, LLC	Services: Business	Senior Secured First Lien Term Loan (4) (7) (8) ABR + 5.50% PIK, 4.25% ABR Floor	4/1/2019	374,949	355,848	99,549
CP OpCo, LLC	Services: Business	Senior Secured First Lien Term Loan (4) (7) (8) ABR + 8.50% PIK, 4.25% ABR Floor	4/1/2019	2,759,011	1,195,026	—
CP OpCo, LLC	Services: Business	Senior Secured First Lien Term Loan (4) (7) (8) ABR + 7.00% PIK, 3.75% ABR Floor	4/1/2019	1,730,483	—	—
CP OpCo, LLC Revolving Credit Facility	Services: Business	Senior Secured First Lien Term Loan (4) (9) (10) ABR + 3.50% Cash, 4.25% ABR Floor	4/1/2019	—	—	—
CP Opco, LLC	Services: Business	Common Units(11)	—	—	—	—
CSP Technologies North America, LLC	Containers, Packaging and Glass	Senior Secured First Lien Term Loan (4) LIBOR + 5.25% Cash, 1.00% LIBOR Floor	1/31/2022	4,707,134	4,707,134	4,707,134
CT Technologies Intermediate Holdings, Inc.	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loan (2) LIBOR + 4.25% Cash, 1.00% LIBOR Floor	12/1/2021	4,207,418	4,083,299	4,207,418
DigiCert, Inc.	High Tech Industries	Senior Secured First Lien Term Loan (4) LIBOR + 4.75% Cash, 1.00% LIBOR Floor	10/31/2024	4,500,000	4,477,893	4,545,000
Elite Comfort Solutions, Inc.	Chemicals, Plastics & Rubber	Senior Secured First Lien Term Loan (4) LIBOR + 6.50% Cash, 1.00% LIBOR Floor	1/15/2021	9,558,104	9,558,104	9,558,104
Evo Payments International, LLC	Banking, Finance, Insurance & Real Estate	Senior Secured First Lien Term Loan (2) LIBOR + 4.00% Cash, 1.00% LIBOR Floor	12/22/2023	6,451,250	6,443,716	6,493,828

Company	Industry	Type of Investment	Maturity	Par Amount	Cost	Fair Value(1)
GK Holdings, Inc.	Services: Business	Senior Secured First Lien Term Loan (4) LIBOR + 6.00% Cash, 1.00% LIBOR Floor	1/20/2021	3,988,182	3,973,551	3,906,425
Global Eagle Entertainment Inc.	Telecommunications	Senior Secured First Lien Term Loan (5) LIBOR + 7.50% Cash, 1.00% LIBOR Floor	1/6/2023	4,147,500	4,082,934	4,147,500
Golden West Packaging Group LLC	Forest Products & Paper	Senior Secured First Lien Term Loan (2) LIBOR + 5.25% Cash, 1.00% LIBOR Floor	6/20/2023	6,691,374	6,691,374	6,691,374
High Ridge Brands Co.	Consumer Goods - Non-Durable	Senior Secured First Lien Term Loan (4) LIBOR + 5.00% Cash, 1.00% LIBOR Floor	6/30/2022	3,078,124	3,042,142	3,078,125
Highline Aftermarket Acquisitions, LLC	Automotive	Senior Secured First Lien Term Loan (4) LIBOR + 4.25% Cash, 1.00% LIBOR Floor	3/18/2024	3,102,770	3,089,235	3,102,770
Imagine! Print Solutions, LLC	Media: Advertising, Printing & Publishing	Senior Secured First Lien Term Loan (4) LIBOR + 4.75% Cash, 1.00% LIBOR Floor	6/21/2022	7,940,000	7,868,779	7,860,600
InfoGroup, Inc	Services: Business	Senior Secured First Lien Term Loan (4) LIBOR + 5.00% Cash, 1.00% LIBOR Floor	4/3/2023	4,962,500	4,918,711	4,941,161
Keystone Acquisition Corp.	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loan (4) LIBOR + 5.25% Cash, 1.00% LIBOR Floor	5/1/2024	6,272,747	6,165,434	6,304,111
KNB Holdings Corporation	Consumer Goods: Durable	Senior Secured First Lien Term Loan (4) LIBOR + 5.50% Cash, 1.00% LIBOR Floor	4/26/2024	6,459,375	6,342,607	6,475,523
LegalZoom.com, Inc.	Services: Business	Senior Secured First Lien Term Loan (6) LIBOR + 4.50% Cash, 1.00% LIBOR Floor	11/21/2024	2,000,000	1,980,247	1,980,000
LifeMiles Ltd.	Services: Business	Senior Secured First Lien Term Loan (4) LIBOR + 5.50% Cash, 1.00% LIBOR Floor	8/18/2022	4,875,000	4,829,405	4,826,250
Lighthouse Network, LLC.	Banking, Finance, Insurance & Real Estate	Senior Secured First Lien Term Loan (2) LIBOR + 4.50% Cash, 1.00% LIBOR Floor	11/29/2024	10,000,000	9,950,510	9,950,000
Manna Pro Products, LLC	Consumer Goods - Non-Durable	Senior Secured First Lien Term Loan (4) LIBOR + 6.00% Cash, 1.00% LIBOR Floor	12/8/2023	3,083,333	3,083,333	3,083,333
MB Aerospace ACP Holdings II Corp.	Aerospace and Defense	Senior Secured First Lien Term Loan (2) LIBOR + 5.50% Cash, 1.00% LIBOR Floor	12/15/2022	6,862,457	6,813,212	6,862,456
New Media Holdings II LLC	Media: Advertising, Printing & Publishing	Senior Secured First Lien Term Loan (2) LIBOR + 6.25% Cash, 1.00% LIBOR Floor	7/14/2022	5,850,003	5,835,262	5,850,004
Peraton Corp.	Aerospace and Defense	Senior Secured First Lien Term Loan (4) LIBOR + 5.25% Cash, 1.00% LIBOR Floor	4/29/2024	4,975,000	4,952,439	4,950,125
PetroChoice Holdings, Inc.	Chemicals, Plastics & Rubber	Senior Secured First Lien Term Loan (2) LIBOR + 5.00% Cash, 1.00% LIBOR Floor	8/19/2022	4,949,368	4,949,368	4,949,368
PT Network, LLC	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loan (4) LIBOR + 5.50% Cash, 1.00% LIBOR Floor	11/30/2021	4,480,124	4,480,124	4,480,124
Quorum Health Corporation	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loan (2) LIBOR + 6.75% Cash, 1.00% LIBOR Floor	4/29/2022	2,040,782	2,011,200	2,053,639
RESIC Enterprises, LLC	Beverage & Food	Senior Secured First Lien Term Loan (2) LIBOR + 4.25% Cash, 1.00% LIBOR Floor	11/11/2024	3,750,000	3,731,552	3,731,250
Rough Country, LLC	Automotive	Senior Secured First Lien Term Loan (2) LIBOR + 4.50% Cash, 1.00% LIBOR Floor	5/25/2023	4,731,098	4,688,066	4,711,227
Salient CRGT Inc.	High Tech Industries	Senior Secured First Lien Term Loan (2) LIBOR + 5.75% Cash, 1.00% LIBOR Floor	2/28/2022	4,811,011	4,730,252	4,815,823
SCS Holdings I Inc.	Wholesale	Senior Secured First Lien Term Loan (2) LIBOR + 4.25% Cash, 1.00% LIBOR Floor	10/31/2022	8,083,411	8,044,248	8,063,202

Company	Industry	Type of Investment	Maturity	Par Amount	Cost	Fair Value(1)
Starfish Holdco, LLC	High Tech Industries	Senior Secured First Lien Term Loan (4) LIBOR + 5.00% Cash, 1.00% LIBOR Floor	8/16/2024	4,987,500	4,939,831	4,937,625
The Garretson Resolution Group, Inc.	Services: Business	Senior Secured First Lien Term Loan (4) LIBOR + 6.50% Cash, 1.00% LIBOR Floor	5/24/2021	4,687,500	4,687,500	4,638,750
The Octave Music Group, Inc.	Media: Diversified & Production	Senior Secured First Lien Term Loan (2) LIBOR + 4.75% Cash, 1.00% LIBOR Floor	5/28/2021	4,961,832	4,961,832	4,961,832
ThoughtWorks, Inc.	High Tech Industries	Senior Secured First Lien Term Loan (2) LIBOR + 4.50% Cash, 1.00% LIBOR Floor	10/11/2024	4,000,000	3,990,290	3,990,000
United Road Services, Inc	Cargo	Senior Secured First Lien Term Loan (2) LIBOR + 5.25% Cash, 1.00% LIBOR Floor	9/1/2024	3,970,000	3,950,642	3,950,150
Valence Surface Technologies, Inc.	Aerospace and Defense	Senior Secured First Lien Term Loan (4) LIBOR + 5.50% Cash, 1.00% LIBOR Floor	6/13/2019	4,298,919	4,285,610	4,261,949
VCVH Holding Corp.	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loan (4) LIBOR + 5.00% Cash, 1.00% LIBOR Floor	6/1/2023	5,910,000	5,863,482	5,934,822
VIP Cinema Holdings, Inc.	Consumer Goods: Durable	Senior Secured First Lien Term Loan (4) LIBOR + 6.00% Cash, 1.00% LIBOR Floor	3/1/2023	472,035	469,992	476,377
Z Gallerie, LLC	Retail	Senior Secured First Lien Term Loan (4) LIBOR + 6.50% Cash, 1.00% LIBOR Floor	10/8/2020	4,887,218	4,887,220	4,887,218
Z-Medica, LLC	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loan (4) LIBOR + 5.50% Cash, 1.00% LIBOR Floor	9/29/2022	2,992,500	2,992,500	2,992,500
Total				$262,812,353	$257,831,412	$257,714,909

(1)
Represents the fair value in accordance with ASC 820 as determined by the board of managers of Sierra JV. The approval of the fair value of the portfolio investments held by Sierra JV is not included in the valuation process of the Company's board of directors described elsewhere herein.

(2)	The interest rate on these loans is subject to a base rate plus 1 Month (“1M”) LIBOR, which at December 31, 2018 was 2.50%.

(3)	The interest rate on these loans is subject to a base rate plus 2 Month (“2M”) LIBOR, which at December 31, 2018 was 261%.

(4)	The interest rate on these loans is subject to a base rate plus 3 Month (“3M”) LIBOR, which at December 31, 2018 was 2.81%.

(5)	The interest rate on these loans is subject to a base rate plus 6 Month (“6M”) LIBOR, which at December 31, 2018 was 2.88%.

(6)	The interest rate on these loans is subject to a base rate plus 12 Month (“12M”) LIBOR, which at December 31, 2018 was 2.93%.

(7)	The investment was on non-accrual status as of December 31, 2018.

(8)	Par amount includes accumulated paid-in-kind ("PIK") interest and is net of repayments.

(9)	The interest rate on these loans is subject to an adjusted base rate ("ABR") plus a spread.

(10)	Includes an analysis of the value of any unfunded loan commitments.

(11)	Security is non-income producing.

Below is certain summarized financial information for the Sierra JV as of March 31, 2019 and December 31, 2018 and for the three months ended March 31, 2019 and 2018.

	March 31, 2019	December 31, 2018
	(unaudited)
Selected Consolidated Statement of Assets and Liabilities Information:
Investments in loans at fair value (amortized cost of $285,482,579 and $257,831,412, respectively)	$278,042,091	$277,168,454
Cash and cash equivalents	18,112,653	20,494,190
Other assets	1,080,036	1,781,149
Total assets	$297,234,780	$299,443,793

Senior credit facility payable (net of deferred financing costs of $1,876,530 and $1,599,958, respectively)	203,023,470	203,300,042
Other liabilities	423,519	953,352
Interest payable	933,590	411,102
Total liabilities	$204,380,579	$204,664,496
Members’ capital	92,854,201	94,779,297
Total liabilities and members' capital	$297,234,780	$299,443,793

	Three Months Ended March 31,
	2019	2018
	(unaudited)	(unaudited)
Selected Consolidated Statement of Operations Information:
Total investment income	$5,598,814	$4,613,690
Total expenses	(3,194,145)	(2,506,307)
Net change in unrealized appreciation/(depreciation) of investments	(2,093,959)	(512,524)
Net realized gain/(loss) on investments	64,194	208,806
Net income	$374,904	$1,803,665

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

As of March 31, 2019, excluding Sierra JV, the Company had no single Control Investment which would be deemed to be a significant subsidiary pursuant to Rule 10-01(b)(1) of Regulation S-X.

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

The following table presents the fair value measurements of the Company’s total investments, by major class according to the fair value hierarchy, as of March 31, 2019:

Type of Investment (1)	Level 1	Level 2	Level 3	Total
Asset
Senior secured first lien term loans	$—	$—	$422,642,788	$422,642,788
Senior secured first lien notes	—	800,000	30,004,926	30,804,926
Senior secured second lien term loans	—	—	169,658,923	169,658,923
Subordinated notes	—	—	67,876,431	67,876,431
Equity/warrants	—	—	87,258,789	87,258,789
Total	$—	$800,000	$777,441,857	$778,241,857
Investments measured at net asset value				$111,998,489
Total Investments, at fair value				$890,240,346

(1)	Certain investments that are measured at fair value using NAV have not been categorized in the fair value hierarchy. The fair value amounts presented in the table are intended to permit reconciliation of the fair value hierarchy to the amount presented in the Consolidated Statements of Assets and Liabilities.

Derivative Instrument-Long Exposure	Level 1	Level 2	Level 3	Total
Asset/(Liability)
Unrealized appreciation on TRS with Citibank, N.A.	$—	$—	$144,311	$144,311

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

Derivative Instrument-Long Exposure	Level 1	Level 2	Level 3	Total
Asset/(Liability)
Unrealized depreciation on TRS with Citibank, N.A.	$—	$—	$(6,524,904)	$(6,524,904)

The following table provides a reconciliation of the beginning and ending balances for total investments that use Level 3 inputs for the three months ended March 31, 2019:

	Senior Secured First Lien Term Loans	Senior Secured First Lien Notes	Senior Secured Second Lien Term Loans	Subordinated Notes	Equity/Warrants	Total Return Swap	Total
Balance, December 31, 2018	$479,593,279	$30,752,993	$169,923,547	$66,187,857	$75,480,034	$(6,524,904)	$815,412,806
Purchases	43,251,311	—	5,670,970	7,377,980	(28,307,536)	—	27,992,725
Sales	(89,640,552)	(4,801,501)	(3,003,000)	(8,661,399)	29,903,731	—	(76,202,721)
Transfers in	—	4,742,100	—	—	—	—	4,742,100
Transfers out	—	(876,600)	—	—	—	—	(876,600)
Amortization of discount/(premium)	264,258	(154)	172,181	—	—	—	436,285
Paid-in-kind interest income	789,444	—	301,714	—	—	—	1,091,158
Net realized gains/(losses)	(5,420,873)	(163,654)	(37,442)	(1,981,643)	(173)	—	(7,603,785)
Net change in unrealized appreciation/(depreciation)	(6,194,079)	351,742	(3,369,047)	4,953,636	10,182,733	6,669,215	12,594,200
Balance, March 31, 2019	$422,642,788	$30,004,926	$169,658,923	$67,876,431	$87,258,789	$144,311	$777,586,168
Change in net unrealized appreciation/ (depreciation) in investments held as of March 31, 2019(1)	$(11,395,816)	$75,734	$(3,722,641)	$2,074,947	$10,182,560	$144,311	$(2,640,905)

(1)	Amount is included in the related amount on investments and total return swap in the Consolidated Statements of Operations.

Transfers between levels of the fair value hierarchy are reported at the beginning of the reporting period in which they occur. During the three months ended March 31, 2019, the Company recorded $876,600 in transfers from Level 3 to Level 2 and $4,742,100 in transfers from Level 2 to Level 3 due to availability of market data and observable valuation inputs to support the valuation. The Company recorded no other transfers between levels.

The following table provides a reconciliation of the beginning and ending balances for total investments that use Level 3 inputs for the three months ended March 31, 2018:

	Senior Secured First Lien Term Loans	Senior Secured First Lien Notes	Senior Secured Second Lien Term Loans	Subordinated Notes	Equity/Warrants	Total Return Swap	Total
Balance, December 31, 2017	$567,414,544	$30,270,881	$231,837,617	$74,341,285	$65,754,315	$(5,354,868)	$964,263,774
Purchases	39,062,517	1,352,000	5,648,439	5,885,930	15,364,309	—	67,313,195
Sales	(56,326,376)	(1,893,250)	(13,162,104)	(4,380,533)	—	—	(75,762,263)
Transfers in	—	—		—	—	—	—
Transfers out	—	(1,776,200)	—	—	—	—	(1,776,200)
Amortization of discount/(premium)	446,023	—	258,725	—	—	—	704,748
Paid-in-kind interest income	409,318	—	—	—	127,500	—	536,818
Net realized gains/(losses)	(14,097,179)	(106,750)	(18,569,789)	436,466	—	—	(32,337,252)
Net change in unrealized appreciation/(depreciation)	(891,266)	432,377	18,023,488	(780,564)	(974,511)	2,941,368	18,750,892
Balance, March 31, 2018	$536,017,581	$28,279,058	$224,036,376	$75,502,584	$80,271,613	$(2,413,500)	$941,693,712
Change in net unrealized appreciation/(depreciation) in investments held as of March 31, 2018(1)	$(17,305,385)	$(53,823)	$(551,980)	$(80,618)	$(974,510)	$2,941,368	$(16,024,948)

(1)	Amount is included in the related amount on investments and total return swap in the Consolidated Statements of Operations.

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

The following table presents the quantitative information about Level 3 fair value measurements of the Company’s total investments, as of March 31, 2019:

Type of Investment	Fair Value	Valuation techniques	Unobservable input(1)	Range (weighted average)
Senior Secured First Lien Term Loan	$271,806,524	Income Approach (DCF)	Market yield	6.76% - 26.99% (10.45%)
Senior Secured First Lien Term Loan	50,945,720	Market Approach (Guideline Comparable)/Income Approach (DCF)/Enterprise Valuation Analysis	Revenue Multiple, EBITDA Multiple, Discount Rate, Expected Proceeds	0.30x - 1.35x (1.11x) / 3.50x-6.75x (5.51x) / 17.00% - 18.50% (17.57%) / $0.6M - $17.9M ($8.8M)
Senior Secured First Lien Term Loan	99,890,544	Recent Arms-length transaction	Recent Arms-length transaction	N/A
Senior Secured First Lien Notes	30,004,926	Income Approach (DCF)	Market yield	11.87% - 17.66% (15.72%)
Senior Secured Second Lien Term Loan	153,165,997	Income Approach (DCF)	Market yield	9.06% - 18.71% (12.16%)
Senior Secured Second Lien Term Loan	6,889,197	Market Approach (Guideline Comparable)/Income Approach (DCF)	EBITDA Multiple, Discount Rate	5.25x - 6.25x (5.75x) / 17.50% - 19.50% (18.50%)
Senior Secured Second Lien Term Loan	9,603,729	Recent Arms-length transaction	Recent Arms-length transaction	N/A
Equity/Warrants	57,713,044	Market Approach (Guideline Comparable)/Market Approach (Comparable Transactions)/ Income Approach (DCF)/Option Model/Enterprise Valuation Analysis	Revenue Multiple, EBITDA Multiple, Discount Rate, Volatility , Average List Price, Capitalization Rate, Book Value Multiple, Expected Proceeds	1.35x - 1.35x (1.35x) / 3.50x-13.50x (8.49x) / 17.00% - 21.25% (20.00%) / 50.00% - 50.00% (50.00%) / $1.0M - $1.0M ($1.0M) / 7.63% - 8.50% (8.22%) / 1.25x - 1.25x (1.25x) / $1.2M - $25.6M ($24.5M)
Equity/Warrants	28,663,652	Income Approach (DCF)	Market yield	13.31% - 18.90% (14.43%)
Equity/Warrants	882,093	Recent Arms-length transaction	Recent Arms-length transaction	N/A
Subordinated Notes	57,830,106	Income Approach (DCF)	Discount rate	14.00% - 22.50% (16.37%)
Subordinated Notes	8,236,525	Recent Arms-length transaction	Recent Arms-length transaction	N/A
Subordinated Notes	1,809,800	Income Approach (DCF)	Market yield	8.95%
Total	$777,441,857
TRS	144,311	Recent Arms-length transaction	Recent Arms-length transaction	N/A
Total	$777,586,168

(1)	Represents the method used when the Company has determined that market participants would use such inputs when measuring the fair value of these investments.

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

The significant unobservable inputs used in the fair value measurement of the Company’s debt and derivative investments are market yields. The significant unobservable inputs used in the fair value measurement of the Company’s equity/warrants investments are comparable company multiples of revenue or EBITDA for the latest twelve months (“LTM”), next twelve months (“NTM”) or a reasonable period a market participant would consider. Increases or decreases in any of the above significant unobservable inputs in isolation would result in a lower or higher fair value measurement for such assets.

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

SIC Advisors may terminate the TRS on behalf of Arbor at any time upon providing 10 days prior notice to Citibank. Citibank may terminate the TRS at any time.

Arbor is required to pay a minimum usage fee in connection with the TRS of 1.60% on the amount equal to 85% of the average daily unused portion of the maximum amount permitted under the TRS. Such minimum usage fee will not apply during the first 365 days and last 60 days of the term of the TRS. Arbor will also pay Citibank customary fees in connection with the establishment and maintenance of the TRS. During the three months ended March 31, 2019 and 2018, Arbor paid $69,320 and $0, respectively, in minimum usage fees.

Arbor is required to initially cash collateralize a specified percentage of each loan (generally 20% to 30% of the market value of such loan) included under the TRS in accordance with margin requirements described in the TRS Agreement. As of March 31, 2019 and December 31, 2018, Arbor has posted $591,654 and $27,000,000, respectively, in collateral to Citibank in relation to the TRS which is recorded on the Consolidated Statements of Assets and Liabilities as cash collateral on TRS. Arbor is restricted from removing the cash collateral posted to Citibank and may be required to post additional collateral from time to time as a result of a decline in the mark-to-market value of the portfolio of loans subject to the TRS. The obligations of Arbor under the TRS Agreement are non-recourse to the Company and the Company’s exposure under the TRS Agreement is limited to the value of the Company’s investment in Arbor, which generally equals the value of cash collateral provided by Arbor under the TRS Agreement.

In connection with the TRS, Arbor has made customary representations and warranties and is required to comply with various covenants, reporting requirements and other customary requirements for similar transactions. In addition to customary events of default and termination events included in the form ISDA 2002 Master Agreement, the TRS Agreement contains the following termination events: (a) a failure to satisfy the portfolio criteria for at least 30 days; (b) a failure to post initial cash collateral or additional collateral as required by the TRS Agreement; (c) a default by Arbor or the Company with respect to indebtedness in an amount equal to or greater than the lesser of $10,000,000 and 2% of the Company’s NAV at such time; (d) a merger of Arbor or the Company meeting certain criteria; (e) the Company or Arbor amending their respective constituent documents to alter their investment strategy in a manner that has or could reasonably be expected to have a material adverse effect; and (f) SIC Advisors ceasing to be the investment manager of Arbor or to have authority to enter into transactions under the TRS Agreement on behalf of Arbor, and not being replaced by an entity reasonably acceptable to Citibank. As of March 31, 2019 and December 31, 2018, the Company did not have any derivatives with contingent features in net liability positions; therefore, if a trigger event had occurred, no amount would have been required to be posted by the Company.

The Company’s maximum credit risk exposure as of March 31, 2019 and December 31, 2018 is $591,654 and $27,113,252, respectively, which is recorded on the Consolidated Statements of Assets and Liabilities as cash collateral on TRS and receivable due on TRS.

The Company’s receivable from Citibank represents realized amounts from payments on underlying loans in the TRS portfolio that as of March 31, 2019 and December 31, 2018 was $0 and $113,252, respectively, which is recorded on the Consolidated Statements of Assets and Liabilities as receivable due on total return swap. The Company does not offset collateral posted in relation to the TRS with any unrealized appreciation or depreciation outstanding in the Consolidated Statements of Assets and Liabilities as of March 31, 2019 and December 31, 2018.

Transactions in TRS contracts during the three months ended March 31, 2019 and 2018 were as follows:

	Three Months Ended March 31,
	2019	2018
Interest income and settlement from TRS portfolio	$352,666	$1,437,354
Traded gains/(loss) on TRS loan sales	(9,529,401)	41,268
Net realized gains/(loss) on TRS portfolio	$(9,176,735)	$1,478,622

Net change in unrealized appreciation/(depreciation) on TRS portfolio	$6,669,215	$2,941,369

The Company held one derivative position as of March 31, 2019 and December 31, 2018, subject to a Master Agreement (“MA”). The following table represents the Company’s gross and net amounts after offset under the MA, of the derivative assets and liabilities presented by derivative type net of the related collateral pledged by the Company as of March 31, 2019 and December 31, 2018:

	Gross Derivative Assets/ (Liabilities) Subject to MA	Derivative Amount Available for Offset	Net Amount Presented in the Consolidated Statements of Assets and Liabilities	Cash Collateral Posted (1)	Net Amount of Derivative Assets/(Liabilities)
March 31, 2019
TRS(1) (2)	$144,311	$—	$144,311	$144,311	$—
December 31, 2018
TRS(1)	$(6,524,904)	$—	$(6,524,904)	$6,524,904	$—

(1)
As of March 31, 2019 and December 31, 2018, $591,654 and $27,000,000, respectively, of cash was posted for initial margin requirements for the TRS as reported on the Consolidated Statements of Assets and Liabilities as cash collateral on TRS.

(2)	As of March 31, 2019 there were no loans underlying the TRS. The gross derivative asset of $144,311 represents accrued interest on loans previously held.

The volume of the Company’s derivative transactions for the three months ended March 31, 2019 and 2018 were as follows:

	Three Months Ended March 31,
	2019	2018
Average notional amount of contracts(1)	$30,563,576	$168,905,937

(1)
Average notional amount is based on the average month end balances for the three months ended March 31, 2019 and 2018, which is representative of the volume of notional contract amounts held during each year.

Note 6. Borrowings
The following table shows the Company's outstanding debt as of March 31, 2019 and December 31, 2018:

	March 31, 2019			December 31, 2018
	Total Commitment	Balance Outstanding	Unused Commitment	Total Commitment	Balance Outstanding	Unused Commitment
ING Credit Facility	$220,000,000	$88,100,000	$131,900,000	$220,000,000	$115,000,000	$105,000,000
Alpine Credit Facility	300,000,000	240,000,000	60,000,000	300,000,000	240,000,000	60,000,000
Total before deferred financing costs	520,000,000	328,100,000	191,900,000	520,000,000	355,000,000	165,000,000
Unamortized deferred financing costs	—	(3,103,557)	—	—	(3,460,986)	—
Total borrowings outstanding, net of deferred financing costs	$520,000,000	$324,996,443	$191,900,000	$520,000,000	$351,539,014	$165,000,000

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

The ING Credit Facility allows for the Company, at its option, to borrow money at a rate of either (i) an alternate base rate plus 1.50% per annum or (ii) LIBOR plus 2.50% per annum. The interest rate margins are subject to certain step-downs upon the satisfaction of certain conditions described in the Revolving Credit Agreement. The alternate base rate will be the greatest of (i) the U.S. Prime Rate set forth in the Wall Street Journal, (ii) the federal funds effective rate plus 1/2 of 1%, and (iii) three month LIBOR plus 1.00%. As of March 31, 2019 and December 31, 2018, the commitment under the ING Credit Facility was $220,000,000 and $220,000,000, respectively, and the ING Credit Facility includes an accordion feature that allows for potential future expansion of the ING Credit Facility up to a total of $500,000,000. Availability of loans under the ING Credit Facility is linked to the valuation of the collateral pursuant to a borrowing base mechanism.

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

As of March 31, 2019 and December 31, 2018, the carrying amount of the Company’s borrowings under the ING Credit Facility approximated their fair value. The fair value of the Company’s debt obligation is determined in accordance with ASC 820, which defines fair value in terms of the price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The fair value of the Company’s borrowing under the ING Credit Facility is estimated based upon market interest rates of the Company’s borrowing or entities with similar credit risk, adjusted for nonperformance risk, if any. As of March 31, 2019 and December 31, 2018, the ING Credit Facility would be deemed to be Level 3, as defined in Note 4.

As of March 31, 2019 and December 31, 2018, the financing costs of $1,301,606 and $1,419,794 related to the ING Credit Facility have been capitalized and are being amortized over the respective terms, respectively. The following table shows additional information about the interest and financing costs related to the ING Credit Facility for the three months ended March 31, 2019 and 2018:

	For the Three Months Ended March 31,
	2019	2018
Interest expense related to the ING Credit Facility	$1,588,667	$1,865,107
Financing expenses related to the ING Credit Facility	239,438	229,614
Total interest and financing expenses related to the ING Credit Facility	$1,828,105	$2,094,721

Weighted average outstanding debt balance of the ING Credit Facility	$109,620,000	$167,611,111
Weighted average interest rate of the ING Credit Facility (annualized)	5.8%	4.5%

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

As of March 31, 2019 and December 31, 2018, the carrying amount of the Company’s borrowings under the Alpine Credit Facility approximated the fair value of the Company’s debt obligation. The fair value of the Company’s debt obligation is determined in accordance with ASC 820, which defines fair value in terms of the price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The fair value of the Company’s borrowings under the Alpine Credit Facility is estimated based upon market interest rates of the Company’s borrowings or entities with similar credit risk, adjusted for nonperformance risk, if any. As of March 31, 2019 and December 31, 2018, the Alpine Credit Facility would be deemed to be Level 3, as defined in Note 4.

As of March 31, 2019 and December 31, 2018, the financing costs of $1,801,951 and $2,041,192 related to the Alpine Credit Facility has been capitalized and is being amortized over the respective terms, respectively. The following table shows additional information about the interest and financing costs related to the Alpine Credit Facility for the three months ended March 31, 2019 and 2018:

	For the Three Months Ended March 31,
	2019	2018
Interest expense related to the Alpine Credit Facility	$3,362,887	$2,838,468
Financing expenses related to the Alpine Credit Facility	239,241	239,241
Total Interest and financing expenses related to the Alpine Credit Facility	$3,602,128	$3,077,709

Weighted average outstanding debt balance of the Alpine Credit Facility	$240,000,000	$242,744,444
Weighted average interest rate of the Alpine Credit Facility (annualized)	5.6%	4.7%

Note 7. Agreements
Investment Advisory Agreement
On April 5, 2012, the Company entered into an investment advisory agreement (the “Investment Advisory Agreement”) with SIC Advisors to manage the Company’s investment activities. The Investment Advisory Agreement became effective as of April 17, 2012, the date that the Company met its minimum offering requirement. Pursuant to the 1940 Act, the initial term of the Investment Advisory Agreement was for two years from its effective date, with one-year renewals subject to approval by the Company’s board of directors, a majority of whom must be independent directors. On April 4, 2019, the Company’s board of directors approved the renewal of the Investment Advisory Agreement for an additional one-year term at an in-person meeting. Pursuant to the Investment Advisory Agreement, SIC Advisors implements the Company’s business strategy on a day-to-day basis and performs certain services for the Company, subject to oversight by the Company’s board of directors. SIC Advisors is responsible for, among other duties, determining investment criteria, sourcing, analyzing and executing investment transactions, asset sales, financings and performing asset management duties. Under the Investment Advisory Agreement, the Company has agreed to pay SIC Advisors a management fee for investment advisory and management services consisting of a base management fee and an incentive fee.

The base management fee is calculated at an annual rate of 1.75% of the Company’s gross assets payable quarterly in arrears. For purposes of calculating the base management fee, the term “gross assets” includes any assets acquired with the proceeds of leverage. "Gross assets" also includes any cash collateral posted with respect to the TRS, adjusted for realized and unrealized appreciation. The base management fee is calculated based on the gross assets at the end of each completed calendar quarter. Base management fees for any partial quarter are appropriately pro-rated. For the three months ended March 31, 2019 and 2018, the Company recorded an expense for base management fees of $4,442,090 and $5,003,816, respectively. As of March 31, 2019 and December 31, 2018, the Company recorded a base management fee payable of $4,442,089 and $4,491,234, respectively.

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

For the three months ended March 31, 2019 and 2018, the Company recorded incentive fees of $0 and $0, respectively. As of March 31, 2019 and December 31, 2018, the Company recorded incentive fees payable of $0 and $0, respectively.

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

For the three months ended March 31, 2019 and 2018, the Company recorded no capital gains incentive fee. As of March 31, 2019 and December 31, 2018, the Company recorded no capital gains incentive fee payable.

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

Administration Agreement
On April 5, 2012, the Company entered into an administration agreement (the “Administration Agreement”) with Medley Capital LLC, pursuant to which Medley Capital LLC furnishes the Company with administrative services necessary to conduct its day-to-day operations. On February 28, 2013, Medley Capital LLC entered into a Sub-Administration Agreement with State Street Bank Global Fund Accounting and Custody to perform certain financial, accounting, administrative and other services on behalf of the Company. On April 4, 2019, the Company’s board of directors approved the renewal of the Administration Agreement for an additional one-year term at an in-person meeting. Medley Capital LLC is reimbursed for administrative expenses it incurs on the Company’s behalf in performing its obligations. Such costs are reasonably allocated to the Company on the basis of assets, revenues, time records or other reasonable methods. The Company does not reimburse Medley Capital LLC for any services for which it receives a separate fee or for rent, depreciation, utilities, capital equipment or other administrative items allocated to a controlling person of Medley Capital LLC. For the three months ended March 31, 2019 and 2018, the Company recorded administrator expenses of $622,071 and $723,535, respectively. As of March 31, 2019 and December 31, 2018, the Company had administrator fees payable of $622,072 and $689,711, respectively.

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

Repayments of amounts paid by SIC Advisors to the Company under the Expense Support Agreement will be accrued as they become probable and estimable. The Company refers to Expense Support Reimbursements that are eligible for reimbursement to SIC Advisors by virtue of having satisfied the conditions described above as a “Crystalized Reimbursement.” As of March 31, 2019 and December 31, 2018, the Company did not record any Crystalized Reimbursements. As of March 31, 2019 and December 31, 2018, the total remaining amount eligible for reimbursement of the Company to SIC Advisors, net of Crystalized Reimbursements, was $11,024,017 and $16,228,913, respectively.

The following table provides information regarding liabilities incurred by SIC Advisors pursuant to the Expense Support Agreement as well as other information relating to the Company’s ability to reimburse SIC Advisors for such payments:

Quarter Ended	Amount of Expense Payment Obligation	Amount Repaid to SIC Advisors	Operating Expense Ratio(1)	Annualized Distribution Rate(2)	Eligible to be Repaid Through
March 31, 2015(3)	1,993,518	—	0.43%	8.00%	March 31, 2018
June 30, 2015(3)	2,148,462	—	0.31%	8.00%	June 30, 2018
September 30, 2015(3)	627,752	—	0.32%	8.25%	September 30, 2018
December 31, 2015(3)	3,974,895	—	0.40%	8.65%	December 31, 2018
March 31, 2016(3)	5,204,896	—	0.37%	8.89%	March 31, 2019
June 30, 2016	5,634,390	—	0.29%	8.89%	June 30, 2019
September 30, 2016	5,389,627	—	0.45%	8.84%	September 30, 2019

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

(3)	The unreimbursed part of the expense payment obligation has expired.

Note 8. Related Party Transactions
On October 19, 2011, SIC Advisors entered into a subscription agreement to purchase 110.80 shares of common stock for cash consideration of $1,000. The consideration represented $9.025 per share.

On April 17, 2012, SIC Advisors purchased 1,108,033.24 shares of our common stock for aggregate gross proceeds of $10,000,000. The consideration represented $9.025 per share.

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

On August 9, 2018, the Company entered into the MCC Merger Agreement pursuant to which MCC would, on the terms and subject to the conditions set forth in the MCC Merger Agreement, merge with and into the Company, with the Company as the surviving company in the MCC Merger Agreement. Under the MCC Merger, each share of MCC’s common stock issued and outstanding immediately prior to the MCC Merger effective time, other than shares of MCC common stock held by MCC, the Company or their respective wholly owned subsidiaries, would be converted into the right to receive 0.8050 shares of the Company’s common stock. In addition, on August 9, 2018, the Company entered into the MDLY Merger Agreement, pursuant to which MDLY would on the terms and subject to the conditions set forth in the MDLY Merger Agreement, merge with and into Merger Sub, with Merger Sub as the surviving company in the MDLY Merger Agreement. In the MDLY Merger, each share of MDLY Class A common stock, issued and outstanding immediately prior to the MDLY Merger effective time, other than Dissenting Shares (as defined in the MDLY Merger Agreement) and shares of MDLY Class A common stock held by MDLY, the Company or their respective wholly owned subsidiaries, would be converted into the right to receive (i) 0.3836 shares of the Company’s common stock; plus (ii) cash in an amount equal to $3.44 per share. In addition, MDLY’s stockholders would have the right to receive certain dividends and/or other payments. The Mergers would occur simultaneously and, as a result of the foregoing, the investment management function relating to the operation of the Company, as the surviving company in the Mergers, would be internalized.

Set forth below is a description of the Decision, which should be read in the context of the impact that the Decision and corresponding Settlement Term Sheet may have on the Company with respect to any potential amendment to the Merger Agreements.

On February 11, 2019, a putative stockholder class action related to the MCC Merger was commenced in the Court of Chancery of the State of Delaware by FrontFour. The action, as consolidated, is captioned In re Medley Capital Corporation Stockholder Litigation, C.A. No. 2019-0100-KSJM, against Brook Taube, Seth Taube, Jeff Tonkel, Mark Lerdal, Karin Hirtler-Garvey, John E. Mack, Arthur S. Ainsberg, MDLY, the Company, MCC, MCC Advisors LLC, Medley Group LLC, and Medley LLC (the “Class Action”). The complaint alleged that MCC’s directors (Brook Taube, Seth Taube, Jeff Tonkel, Mark Lerdal, Karin Hirtler-Garvey, John E. Mack, and Arthur S. Ainsberg) breached their fiduciary duties to MCC’s stockholders in connection with the MCC Merger, and that MDLY, the Company, MCC Advisors LLC, Medley Group LLC, and Medley LLC aided and abetted those alleged breaches of fiduciary duties. On March 11, 2019, following a two-day trial, the Court issued the Decision denying FrontFour’s requests to (i) permanently enjoin the MCC Merger and (ii) require MCC to conduct a “shopping process” for MCC on terms proposed by FrontFour in its complaint. The Court held that MCC’s directors breached their fiduciary duties in entering into the MCC Merger, but rejected FrontFour’s claim that the Company aided and abetted those breaches of fiduciary duties. The Court ordered defendants to issue corrective disclosures consistent with the Decision, and enjoined a vote of MCC’s stockholders on the MCC Merger until such disclosures have been made and stockholders have had the opportunity to assimilate this information.

On April 15, 2019, certain parties in the Class Action reached agreement on the principal terms of a settlement, which are contained in the Settlement Term Sheet, among the Medley Parties, on the one hand, and FrontFour, on behalf of itself and a class of similarly situated stockholders of MCC, on the other hand. The Settlement Term Sheet is intended to form the basis of a definitive stipulation of settlement in the Class Action. The Settlement Term Sheet provides that MCC will seek to obtain the agreement and/or consent of the Company to effect certain amendments to (i) the MCC Merger Agreement and (ii) the MDLY Merger Agreement. If the foregoing amendments are entered into they will, among other matters (as described in further detail in the Settlement Term Sheet): (a) extend the Outside Date (as defined in the Merger Agreements) to October 31, 2019; (b) permit the MCC Special Committee to undertake a sixty-day “go shop” process to solicit superior transactions to the MCC Merger and (c) if the MCC Merger is consummated, create a settlement fund, consisting of $17 million in cash and $30 million of the Company’s stock, with the number of shares of the Company’s stock to be calculated using the pro forma NAV reported in the future proxy supplement describing the amendments to the MCC Merger Agreement, which will be distributed to eligible members of the Class (as defined in the Settlement Term Sheet). In connection with the Settlement Term Sheet, MDLY has executed an acknowledgement and agreement to take certain actions, including consenting to certain amendments to the Merger Agreements, in furtherance of the transactions contemplated thereby.

In addition, the Settlement Term Sheet provides that MCC and FrontFour will enter into a Governance Agreement pursuant to which, among other matters, FrontFour will be subject to customary standstill restrictions and be required to vote in favor of the MCC

Merger at a meeting of stockholders to approve the MCC Merger Agreement and in favor of the directors nominated by our board of directors for election at MCC’s 2019 annual meeting of stockholders.

Under the Settlement Term Sheet, the parties have agreed to cooperate to reduce the agreements reflected therein to the Settlement Stipulation, and to obtain approval of Court of Chancery of the State of Delaware as soon as reasonably practicable thereafter. The Settlement Stipulation will provide for mutual releases between and among FrontFour and the Class, on the one hand, and the Medley Parties, on the other hand, of all claims that were or could have been asserted in the Class Action. The Medley Parties will also release all claims arising out of or relating to the prosecution and settlement of the Class Action and all claims that were or could have been asserted (other than claims against NexPoint Advisors, L.P. and its affiliates) in the litigation pending in the United States District Court for the Southern District of New York captioned Medley Capital Corporation v. FrontFour Capital Group LLC, et al., No. 1:19-cv-02055-LTS (S.D.N.Y.) (the “Federal Action”), and FrontFour and the Class will release all claims arising out of or relating to the prosecution and settlement of the Federal Action.

Under the Settlement Term Sheet, MCC and FrontFour have also undertaken to work together in good faith to agree to supplemental disclosures relating to the transactions contemplated by the Merger Agreements consistent with the Decision.

If the contemplated amendments to the Merger Agreements have not been entered into by May 15, 2019, the Settlement Term Sheet may be terminated by MCC or FrontFour. The contemplated amendments to the Merger Agreements require the agreement of the Company and there can be no assurance that such agreement will be obtained or that agreements on the amendments to the Merger Agreements will be reached.

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

Opportunities for co-investments may arise when SIC Advisors or an affiliated adviser becomes aware of investment opportunities that may be appropriate for the Company and other clients or affiliated funds. The Company obtained an exemptive order from the SEC on November 25, 2013 (the “Prior Exemptive Order”). On March 29, 2017, the Company, SIC Advisors and certain other affiliated funds and investment advisers received an exemptive order (the "Exemptive Order") that supersedes the Prior Exemptive Order and allows affiliated registered investment companies to participate in co-investment transactions with us that would otherwise have been prohibited under Section 17(d) and 57(a)(4) and Rule 17d-1. On October 4, 2017, the Company, SIC Advisors and certain of our affiliates received an exemptive order that supersedes the Exemptive Order (the “Current Exemptive Order”) and allows, in addition to the entities already covered by the Exemptive Order, Medley LLC and its subsidiary, Medley Capital LLC, to the extent they hold financial assets in a principal capacity, and any direct or indirect, wholly- or majority-owned subsidiary of Medley LLC that is formed in the future, to participate in co-investment transactions with us that would otherwise be prohibited by either or both of Sections 17(d) and 57(a)(4) of the 1940 Act. If the Mergers are successfully consummated, the Company and certain of its affiliates will not be able to rely on the Current Exemptive Order. In this regard, on November 19, 2018, the Company and certain of its affiliates submitted an exemptive application to the SEC for an exemptive order that would supersede the Current Exemptive Order (the “Superseding Exemptive Order”) and would permit the Company to participate in negotiated co-investment transactions with certain affiliates that would otherwise be prohibited by either or both of Sections 17(d) and 57(a)(4) of the 1940 Act. There can be no assurance if and when the Company will receive the Superseding Exemptive Order. The terms of the Superseding Exemptive Order, if received, would be substantially similar to the Current Exemptive Order. Co-investment under the Superseding Exemptive Order is subject to certain conditions therein, including the condition that, in the case of each co-investment transaction, the board of directors determines that it would be in the Company’s best interest to participate in the transaction. The Current Exemptive Order will remain in effect unless and until the Mergers are completed and the Superseding Exemptive Order is granted by the SEC. However, neither we nor the affiliated funds are obligated to invest or co-invest when investment opportunities are referred to us or them. Please see the footnotes to the consolidated schedule of investments as of March 31, 2019 and December 31, 2018 for disclosures regarding securities also held by affiliated funds.

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

In addition, the Board established a special committee, which is comprised solely of its independent directors (the “Sierra Special Committee”), for the purpose of assessing the merits of various proposed strategic transactions. On January 26, 2018, as compensation for serving on the Special Committee, the Board approved (i) a one-time retainer of $25,000, (ii) a monthly fee of $15,000 payable to the Chairman of the Sierra Special Committee, (iii) a monthly fee of $10,000 payable to each of the other members of the Sierra Special Committee, and (iv) reimbursement for all out-of-pocket expenses incurred by the members of the Sierra Special Committee in connection with his or her services as a member of the Special Committee consistent with the Company’s policies for reimbursement of members of the Board. On July 2, 2018, the Board approved an increase in (i) the monthly fee payable to the Chariman of the Special Committee from $15,000 to $20,000 and (ii) the monthly fee payable to each of the other members of the Sierra Special Committee from $10,000 to $15,000.

For the three months ended March 31, 2019 and 2018, the Company recorded directors' fees expenses in General and Administrative expenses on the consolidated statement of operations of $293,250 and $264,250, respectively.

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

The following table sets forth the computation of the weighted average basic and diluted net increase in net assets per share from operations for the three months ended March 31, 2019 and 2018:

	For the Three Months Ended March 31, 2019
	2019	2018
Net increase/(decrease) in net assets from operations	$14,913,372	$(1,013,073)
Weighted average common shares outstanding	99,158,430	96,993,237
Weighted average basic and diluted earnings per common share	$0.15	$(0.01)

Note 11. Commitments
As of March 31, 2019 and December 31, 2018, the Company had $37,112,341 and $49,555,687, respectively, of unfunded commitments under loan and financing agreements. These amounts are primarily composed of commitments for senior secured term loans, revolvers, and additional capital contributions for the Sierra JV. The unrealized gain or loss associated with unfunded commitments is recorded in the financial statements and reflected as an adjustment to the valuation of the related security in the Consolidated Schedule of Investments. The par amount of the unfunded commitments are not recognized by the Company until the commitment is funded.

	As of
	March 31, 2019	December 31, 2018
1888 Industrial Services, LLC	$440,227	$566,007
AAAHI Acquisition Corporation	1,586,982	1,597,633
Access Media Holdings, LLC	88,200	88,200
Alpine SG, LLC	1,000,000	1,000,000
Barry's Bootcamp Holdings, LLC	2,268,571	3,668,571
Black Angus Steakhouses, LLC	3,013,393	4,352,679
Central States Dermatology Services, LLC	—	314,351
Charming Charlie LLC	2,252,279	2,252,279
DataOnline Corp.	1,180,000	1,180,000
Dynamic Energy Services International LLC	995,864	1,753,323
Isola USA Corp.	1,138,277	1,138,277
Manna Pro Products, LLC	325,000	325,000
Path Medical, LLC	393,600	393,600
PT Network, LLC	4,437,433	4,437,433
Redwood Services Group, LLC	1,437,500	1,725,000
RMS Holding Company, LLC	813,102	264,454
SavATree, LLC	—	158,889
SFP Holding, Inc.	3,000,000	2,863,985
Sierra Senior Loan Strategy JV I LLC	4,200,000	4,200,000
Simplified Logistics, LLC	5,000,000	5,000,000
Smile Doctors LLC	3,070,855	4,305,655
Elite Comfort Solutions LLC	—	2,499,293
SRS Software, LLC	—	5,000,000
TwentyEighty, Inc.	471,058	471,058
Total Commitments	$37,112,341	$49,555,687

Note 12. Fee Income
Fee income consists of origination fees, amendment fees, prepayment fees, administrative agent fees and other miscellaneous fees. Origination fees, prepayment fees, amendment fees, and other similar fees are non-recurring fee sources. Such fees are received on a transaction by transaction basis and do not constitute a regular stream of income. The following table shows the Company’s fee income for the three months ended March 31, 2019 and 2018:

	For the Three Months Ended March 31, 2019
	2019	2018
Origination fees	$44,689	$595,836
Prepayment fees	341,588	—
Amendment fees	119,034	11,009
Administrative agent fees	29,199	26,727
Other fees	—	11,103
Fee income	$534,510	$644,675

Note 13. Distributions and Share Repurchase Program Distributions
Distributions to common stockholders are recorded on the ex-dividend date. The amount to be paid out as a distribution is determined by the Company’s board of directors.

The Company has adopted an “opt in” distribution reinvestment plan (“DRIP”) pursuant to which the Company’s common stockholders may elect to have the full amount of any cash distributions reinvested in additional shares of the Company’s common stock. On June 30, 2017, the Board approved an amendment to the DRIP, pursuant to which the number of newly-issued shares of the Company’s common stock to be issued to a participating stockholder shall be determined by dividing the total dollar amount of the distribution payable to such stockholder by a price equal to 94.5%, rather than 90%, of the Company’s then current offering price. The Company amended the DRIP as a result of the Company’s revised fee structure, which went into effect on June 16, 2017. Under the Company’s revised fee structure the upfront selling commission was reduced from 7.00% of gross proceeds to up to 3.00% of gross proceeds and the dealer manager fee was reduced from 2.75% of gross proceeds to up to 2.50% of gross proceeds. If the Company declares a cash dividend or other distribution, each stockholder that has “opted in” to the DRIP will have their distributions automatically reinvested in additional shares of the Company’s common stock rather than receiving cash distributions. Stockholders who receive distributions in the form of shares of common stock will be subject to the same federal, state and local tax consequences as if they received cash distributions. For the three months ended March 31, 2019, the Company distributed a total of $15,814,922, of which $9,626,848 was in cash and $6,188,074 was in the form of common stock associated with the DRIP. For the three months ended March 31, 2018, the Company distributed a total of $15,520,650, of which $8,852,937, was in cash and $6,667,713 was in the form of common stock associated with the DRIP.

The following table reflects the cash distributions per share that the Company has declared or paid to its stockholders during 2019 and 2018. Stockholders of record as of each respective record date were entitled to receive the distribution.

Record Date	Payment Date	Amount per share
January 15 and 31, 2018	January 31, 2018	0.02667
February 15 and 28, 2018	February 28, 2018	0.02667
March 15 and 30, 2018	March 30, 2018	0.02667
April 13 and 30, 2018	April 30, 2018	0.02667
May 15 and 31, 2018	May 31, 2018	0.02667
June 15 and 29, 2018	June 29, 2018	0.02667
July 13 and 31, 2018	July 31, 2018	0.02667
August 15 and 31, 2018	August 31, 2018	0.02667
September 14 and 28, 2018	September 28, 2018	0.02667
October 15 and 31, 2018	October 31, 2018	0.02667
November 15 and 30, 2018	November 30, 2018	0.02667
December 14 and 31, 2018	December 31, 2018	0.02667
January 25, 2019	January 31, 2019	0.05334
February 11, 2019	February 28, 2019	0.05334
March 11, 2019	March 29, 2019	0.05334

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
In the event of the death or disability of a stockholder, the Company will repurchase the shares held by such stockholder at a price equal to the NAV per share of our shares as disclosed in the periodic report the Company files with the SEC immediately following the date of the death or disability of such stockholder. The Company's board of directors has the right to suspend or terminate repurchases due to death or disability to the extent that it determines that it is in the Company's best interest to do so. In connection with the Mergers, the Company suspended repurchases due to death or disability. During the three months ended March 31, 2019 and 2018, the Company repurchased 0 and 94,892 shares, respectively, of certain shareholders due to death or disability.

Note 14. Financial Highlights
The following is a schedule of financial highlights of the Company for the three months ended March 31, 2019 and 2018:

	2019	2018
Per Share Data:(1)
Net asset value at beginning of period	$6.72	$7.66
Net investment income	0.09	0.12
Net realized gains/(losses) on investments and total return swap	(0.17)	(0.32)
Net unrealized appreciation/(depreciation) on investments and total return swap	0.23	0.19
Net increase/(decrease) in net assets	$0.15	$(0.01)
Distributions from return of capital	—	—
Distributions declared from net investment income(2)	(0.16)	(0.16)
Distributions from net realized capital gains	—	—
Total distributions to shareholders	$(0.16)	$(0.16)
Issuance of common shares above net asset value(3)	—	—
Net asset value at end of period	$6.71	$7.49
Total return based on net asset value(4)(5)	2.36%	(0.26)%
Portfolio turnover rate(5)	6.73%	6.58%
Shares outstanding at end of period	99,485,633	97,578,798
Net assets at end of period	$667,366,723	$730,841,863
Ratio/Supplemental Data (annualized):
Ratio of net investment income to average net assets	5.39%	6.29%
Ratio of net expenses (including incentive fees) to average net assets	7.38%	7.14%
Ratio of incentive fees to average net assets (5)	—%	—%
Supplemental Data (annualized):
Asset coverage ratio per unit(6)	$3,034	$2,417
Percentage of non-recurring fee income(7)	9.80%	10.29%
Ratio of net expenses (excluding incentive fees) to average net assets	7.38%	7.14%
Ratio of interest and financing related expenses to average net assets	3.31%	2.85%
Total Debt Outstanding:(8)(9)
Revolving Credit Facility	$328,100,000	$375,000,000
Total Return Swap(10)	$—	$115,420,681

(1)	The per share data was derived by using the weighted average shares outstanding during the three months ended March 31, 2019 and 2018, which were 99,158,430 and 96,993,237 respectively.

(2)	The per share data for distributions is the actual amount of paid distributions per share during the period.

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

(6)
Asset coverage per unit is the ratio of the carrying value of the Company's total consolidated assets for regulatory purposes, which includes the underlying fair value of net TRS, less all liabilities and indebtedness not represented by senior securities to the aggregate amount of Senior Securities representing indebtedness and the implied leverage on the TRS. Asset coverage per unit is expressed in terms of dollars per $1,000 of indebtedness. As of March 31, 2019 and 2018, the Company's Asset Coverage Per Unit including unfunded commitments was $2,726 and $2,163, respectively.

(7)	Represents the impact of non-recurring fees over total investment income.

(8)	Total amount of each class of senior securities outstanding at the end of the period excluding debt issuance costs.

(9)	Average market value per unit is not applicable as these classes of securities are not registered for public trading.

(10)	The TRS amount is comprised of the outstanding notional amount of the TRS, less the initial amount of any cash collateral required to be posted by Arbor under the TRS.

Note 15. Subsequent Events
Management has evaluated subsequent events through the date of issuance of the consolidated financial statements included herein. There have been no subsequent events that occurred during such period that would require disclosure in this Form 10-Q or would be required to be recognized in the consolidated financial statements as of and for the three months ended March 31, 2019, except as disclosed below.

On April 29, 2019, our board of directors declared a series of monthly distributions for April, May and June 2019 in the amount of $0.05334 per share. Stockholders of record as of each respective monthly record date will be entitled to receive the distribution. Below are the details for each respective distribution:

Record Date	Payment Date	Amount per share
April 29, 2019	April 30, 2019	$0.05334
May 30, 2019	May 31, 2019	0.05334
June 27, 2019	June 28, 2019	0.05334

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

Such forward-looking statements may include statements preceded by, followed by or that otherwise include the words “trend,” “opportunity,” “pipeline,” “believe,” “comfortable,” “expect,” “anticipate,” “current,” “intention,” “estimate,” “position,” “assume,” “potential,” “outlook,” “continue,” “remain,” “maintain,” “sustain,” “seek,” “achieve,” and similar expressions, or future or conditional verbs such as “will,” “would,” “should,” “could,” “may,” or similar expressions. The forward-looking statements contained in this quarterly report involve risks and uncertainties. Our actual results could differ materially from those implied or expressed in the forward-looking statements for any reason, including due to the factors set forth in “Risk Factors” in this quarterly report on Form 10-Q and in Item 1A “Risk Factors” in Part 1 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2018.

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

Agreements and Plan of Mergers
On August 9, 2018 the Company entered into definitive agreements to acquire Medley Capital Corporation (NYSE/TASE: MCC, “MCC”) and Medley Management Inc.(NYSE: MDLY, “MDLY”). Pursuant to the Agreement and Plan of Merger, dated as of August 9, 2018, by and between MCC and Sierra (the “MCC Merger Agreement”), MCC would, on the terms and subject to the conditions set forth in the MCC Merger Agreement, merge with and into the Company, with the Company as the surviving entity (the “Combined Company”) in the merger (the “MCC Merger”). Under the MCC Merger, each share of MCC’s common stock issued and outstanding immediately prior to the MCC Merger effective time, other than shares of MCC’s common stock held by MCC, Sierra or their respective wholly owned subsidiaries, would be converted into the right to receive 0.8050 shares of the Company’s common stock.

Simultaneously, pursuant to the Agreement and Plan of Merger (the “MDLY Merger Agreement”), dated as of August 9, 2018, by and among MDLY, the Company, and Sierra Management, Inc., a newly formed Delaware corporation and a wholly owned subsidiary of the Company (“Merger Sub”), MDLY would, on the terms and subject to the conditions set forth in the MDLY Merger Agreement, merge with and into Merger Sub, with Merger Sub as the surviving company in the Merger (the “MDLY Merger” together with the MCC Merger, the “Mergers”), and MDLY’s existing asset management business would continue to operate as a wholly owned subsidiary of the Combined Company. In the MDLY Merger, each share of MDLY Class A common stock, issued and outstanding immediately prior to the MDLY Merger effective time, other than Dissenting Shares (as defined in the MDLY Merger Agreement) and shares of MDLY Class A common stock held by MDLY, the Company or their respective wholly owned subsidiaries, would be converted into the right to receive (i) 0.3836 shares of our common stock; plus (ii) cash in an amount equal to $3.44 per share. In addition, MDLY’s stockholders would have the right to receive certain dividends and/or other payments. If the Mergers are successfully consummated, our common stock would be listed on the New York Stock Exchange under the symbol “SRA” and the Tel Aviv Stock Exchange, with such listings expected to be effective as of the closing date of the Mergers. Upon completion of the Mergers, the investment portfolios of MCC and the Company would be combined, Merger Sub, as a successor to MDLY, would be a wholly owned subsidiary of the Combined Company, and the Combined Company would be internally managed by MCC Advisors LLC, its wholly controlled adviser subsidiary.

Set forth below is a description of the Decision (as defined below), which should be read in the context of the impact that the Decision and corresponding Settlement Term Sheet (as defined below) may have on the Company with respect to any potential amendment to the Merger Agreements.

On February 11, 2019, a putative stockholder class action related to the MCC Merger was commenced in the Court of Chancery of the State of Delaware by FrontFour Capital Group LLC and FrontFour Master Fund, Ltd (collectively, “FrontFour”). The action, as consolidated, is captioned In re Medley Capital Corporation Stockholder Litigation, C.A. No. 2019-0100-KSJM against Brook Taube, Seth Taube, Jeff Tonkel, Mark Lerdal, Karin Hirtler-Garvey, John E. Mack, Arthur S. Ainsberg, MDLY, the Company, MCC, MCC Advisors LLC, Medley Group LLC, and Medley LLC (the “Class Action”). The complaint alleged that MCC’s directors (Brook Taube, Seth Taube, Jeff Tonkel, Mark Lerdal, Karin Hirtler-Garvey, John E. Mack, and Arthur S. Ainsberg) breached their fiduciary duties to MCC’s stockholders in connection with the MCC Merger, and that MDLY, the Company, MCC Advisors LLC, Medley Group LLC, and Medley LLC aided and abetted those alleged breaches of fiduciary duties. On March 11, 2019, following a two-day trial, the Court issued a Memorandum Opinion (the “Decision”) denying FrontFour’s requests to (i) permanently enjoin the MCC Merger and (ii) require MCC to conduct a “shopping process” for MCC on terms proposed by FrontFour in its complaint. The Court held that MCC’s directors breached their fiduciary duties in entering into the MCC Merger, but rejected FrontFour’s claim that the Company aided and abetted those breaches of fiduciary duties. The Court ordered defendants to issue corrective disclosures consistent with the Decision, and enjoined a vote of MCC’s stockholders on the MCC Merger until such disclosures have been made and stockholders have had the opportunity to assimilate this information.

On April 15, 2019, certain parties in the Class Action reached agreement on the principal terms of a settlement, which are contained in a binding term sheet, dated April 15, 2019 (the “Settlement Term Sheet”), among Brook Taube, Seth Taube, Jeff Tonkel, Mark Lerdal, Karin Hirtler-Garvey, John E. Mack, Arthur S. Ainsberg, MCC, MCC Advisors LLC, Medley LLC, and Medley Group LLC (the “Medley Parties”), on the one hand, and FrontFour, on behalf of itself and a class of similarly situated stockholders of MCC, on the other hand. The Settlement Term Sheet is intended to form the basis of a definitive stipulation of settlement in the Class Action. The Settlement Term Sheet provides that MCC will seek to obtain the agreement and/or consent of the Company to effect certain amendments to (i) the MCC Merger Agreement and (ii) the MDLY Merger Agreement (together with the MCC Merger Agreement, the “Merger Agreements”). If the foregoing amendments are entered into they will, among other matters (as described in further detail in the Settlement Term Sheet): (a) extend the Outside Date (as defined in the Merger Agreements) to October 31, 2019; (b) permit MCC’s special committee of independent directors (the “MCC Special Committee”) to undertake a sixty-day “go shop” process to solicit superior transactions to the MCC Merger and (c) if the MCC Merger is consummated, create a settlement fund, consisting of $17 million in cash and $30 million of the Company’s stock, with the number of shares of the Company’s stock to be calculated using the pro forma NAV reported in the future proxy supplement describing the amendments to the MCC Merger Agreement, which will be distributed to eligible members of the Class (as defined in the Settlement Term Sheet). In connection with the Settlement Term Sheet, MDLY has executed an acknowledgement and agreement to take certain actions, including consenting to certain amendments to the Merger Agreements, in furtherance of the transactions contemplated thereby.

In addition, the Settlement Term Sheet provides that MCC and FrontFour will enter into a Governance Agreement pursuant to which, among other matters, FrontFour will be subject to customary standstill restrictions and be required to vote in favor of the MCC Merger at a meeting of stockholders to approve the MCC Merger Agreement and in favor of the directors nominated by our board of directors for election at MCC’s 2019 annual meeting of stockholders.

Under the Settlement Term Sheet, the parties have agreed to cooperate to reduce the agreements reflected therein to a definitive stipulation of settlement (the “Settlement Stipulation”), and to obtain approval of Court of Chancery of the State of Delaware as soon as reasonably practicable thereafter. The Settlement Stipulation will provide for mutual releases between and among FrontFour and the Class, on the one hand, and the Medley Parties, on the other hand, of all claims that were or could have been asserted in the Class Action. The Medley Parties will also release all claims arising out of or relating to the prosecution and settlement of the Class Action and all claims that were or could have been asserted (other than claims against NexPoint Advisors, L.P. and its affiliates) in the litigation pending in the United States District Court for the Southern District of New York captioned Medley Capital Corporation v. FrontFour Capital Group LLC, et al., No. 1:19-cv-02055-LTS (S.D.N.Y.) (the “Federal Action”), and FrontFour and the Class will release all claims arising out of or relating to the prosecution and settlement of the Federal Action.

Under the Settlement Term Sheet, MCC and FrontFour have also undertaken to work together in good faith to agree to supplemental disclosures relating to the transactions contemplated by the Merger Agreements consistent with the Decision.

If the contemplated amendments to the Merger Agreements have not been entered into by May 15, 2019, the Settlement Term Sheet may be terminated by MCC or FrontFour. The contemplated amendments to the Merger Agreements require the agreement of the Company and there can be no assurance that such agreement will be obtained or that agreements on the amendments to the Merger Agreements will be reached.

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

Portfolio and Investment Activity
The following table shows the amortized cost and the fair value of our investment portfolio as of March 31, 2019:

	Amortized Cost	Percentage	Fair Value	Percentage
Senior secured first lien term loans	$481,546,161	50.5%	$422,642,788	47.5%
Senior secured second lien term loans	177,363,394	18.6	169,658,923	19.0
Senior secured first lien notes	32,876,250	3.4	30,804,926	3.5
Subordinated notes	74,665,000	7.8	67,876,431	7.6
Sierra Senior Loan Strategy JV I LLC	92,050,000	9.7	80,759,104	9.1
Equity/warrants	94,915,970	10.0	118,498,174	13.3
Total	$953,416,775	100.0%	$890,240,346	100.0%
As of March 31, 2019, our income-bearing investment portfolio, which represented 85.9% of our total portfolio, had a weighted average yield based upon the cost of our investment portfolio of 9.6%, and 9.5% of our income-bearing portfolio bore interest based on fixed rates, while 90.5% of our income-bearing portfolio bore interest at floating rates, such as LIBOR.

For the three months ended March 31, 2019, we invested $60.7 million of principal in directly originated transactions across 21 portfolio companies and $7.0 million of principal in syndicated transactions across 5 portfolio companies. As of March 31, 2019, the investment portfolio was comprised of $928.3 million of principal in directly originated transactions across 78 portfolio companies and $175.8 million of principal in syndicated transactions across 34 portfolio companies.

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

As of December 31, 2018, our income-bearing investment portfolio, which represented 89.3% of our total portfolio, had a weighted average yield based upon the cost of our investment portfolio of approximately 9.7%, and 9.3% of our income-bearing portfolio bore interest based on fixed rates, while 90.7% of our income-bearing portfolio bore interest at floating rates, such as LIBOR.

The following table shows weighted average current yield to maturity, including the yield of cash collateral on the TRS, based on fair value as of March 31, 2019 and December 31, 2018:

	March 31, 2019		December 31, 2018
	Percentage of Total Investments	Weighted Average Current Yield for Total Investments(1)	Percentage of Total Investments	Weighted Average Current Yield for Total Investments(1)
Senior secured first lien term loans	47.5%	10.2%	50.5%	10.3%
Senior secured second lien term loans	19.0	14.0	17.8	13.3
Senior secured first lien notes	3.5	15.3	3.7	13.3
Subordinated notes	7.6	8.8	7.0	7.2
Sierra Senior Loan Strategy JV I LLC	9.1	10.3	8.7	9.7
Equity/warrants	13.3	11.8	12.3	12.2
Total	100.0%	11.1%	100.0%	10.8%

(1)	The weighted average current yield for total investments does not represent the total return to our stockholders.

The following table shows the portfolio composition by industry classification based on fair value as of March 31, 2019:

Industry Classification	Fair Value	Percentage
Services: Business	$159,317,009	18.0%
Multi-Sector Holdings	147,683,155	16.6%
Healthcare & Pharmaceuticals	76,689,403	8.6%
High Tech Industries	62,312,054	7.0%
Aerospace & Defense	54,927,888	6.2%
Banking, Finance, Insurance & Real Estate	51,612,371	5.8%
Wholesale	51,169,150	5.7%
Construction & Building	50,152,602	5.6%
Automotive	25,809,483	2.9%
Consumer Goods: Durable	23,427,814	2.6%
Transportation: Cargo	21,245,455	2.4%
Hotel, Gaming & Leisure	20,821,201	2.3%
Capital Equipment	17,447,265	2.0%
Containers, Packaging & Glass	16,105,242	1.8%
Energy: Oil & Gas	14,453,899	1.6%
Media: Diversified & Production	14,380,573	1.6%
Services: Consumer	13,201,389	1.5%
Chemicals, Plastics & Rubber	11,439,021	1.3%
Transportation: Cargo	8,244,014	0.9%
Media: Advertising, Printing & Publishing	8,080,955	0.9%
Transportation: Consumer	7,021,731	0.8%
Metals & Mining	6,911,596	0.8%
Forest Products & Paper	6,817,077	0.8%
Environmental Industries	6,447,676	0.7%
Consumer Goods: Non-durable	5,200,756	0.6%
Retail	4,715,116	0.5%
Media: Broadcasting & Subscription	4,606,451	0.5%
Total	$890,240,346	100.0%

The following table shows the portfolio composition by industry classification, including the TRS underlying loans, based on fair value as of December 31, 2018:

Industry Classification	Investments at Fair Value(1)	Percentage of Total Portfolio(1)	Value of TRS Underlying Loans	Percentage of TRS Underlying Loans	Total Investments at Fair Value including the value of TRS Underlying Loans	Percentage of Total Portfolio Including the value of TRS Underlying Loans
Services: Business	$156,398,957	16.9%	$10,773,821	15.0%	$167,172,778	16.9%
Multi-Sector Holdings	147,751,337	16.0%	—	—	147,751,337	14.8
Healthcare & Pharmaceuticals	75,750,145	8.2%	9,509,395	13.2	85,259,540	8.6
High Tech Industries	72,744,712	7.9%	4,421,984	6.1	77,166,696	7.8
Banking, Finance, Insurance & Real Estate	53,079,983	5.7%	3,004,364	4.2	56,084,347	5.6
Aerospace & Defense	55,177,303	6.0%	—	—	55,177,303	5.5
Construction & Building	50,606,634	5.5%	—	—	50,606,634	5.1
Wholesale	42,859,121	4.6%	—	—	42,859,121	4.3
Hotel, Gaming & Leisure	34,305,563	3.7%	—	—	34,305,563	3.4
Transportation: Cargo	25,736,261	2.8%	5,338,720	7.4	31,074,981	3.1
Consumer Goods: Durable	23,617,293	2.6%	7,386,965	10.3	31,004,258	3.1
Automotive	25,711,838	2.8%	1,708,542	2.4	27,420,380	2.8
Capital Equipment	11,187,500	1.2%	12,707,317	17.6	23,894,817	2.4
Chemicals, Plastics & Rubber	22,245,236	2.4%	—	—	22,245,236	2.2
Media: Advertising, Printing & Publishing	15,298,916	1.7%	5,509,302	7.6	20,808,218	2.1
Energy: Oil & Gas	14,779,343	1.6%	3,030,789	4.2	17,810,132	1.8
Services: Consumer	11,801,389	1.3%	4,469,702	6.2	16,271,091	1.6
Containers, Packaging & Glass	16,165,041	1.8%	—	—	16,165,041	1.6
Media: Diversified & Production	14,321,399	1.6%	—	—	14,321,399	1.4
Retail	8,605,149	0.9%	—	—	8,605,149	0.9
Forest Products & Paper	7,690,117	0.8%	—	—	7,690,117	0.8
Consumer Goods: Non-Durable	7,522,988	0.8%	—	—	7,522,988	0.8
Transportation: Consumer	7,402,367	0.8%	—	—	7,402,367	0.7
Metals & Mining	6,925,615	0.7%	—	—	6,925,615	0.7
Environmental Industries	5,164,068	0.6%	—	—	5,164,068	0.5
Media: Broadcasting & Subscription	5,053,547	0.5%	—	—	5,053,547	0.5
Beverage & Food	4,742,100	0.5%	—	—	4,742,100	0.5
Utilities: Electric	—	—%	4,165,637	5.8	4,165,637	0.4
Telecommunications	836,840	0.1%	—	—	836,840	0.1
Total	$923,480,762	100.0%	$72,026,538	100.0%	$995,507,300	100.0%

(1)	Does not include TRS underlying loans

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

The following table shows the distribution of our investment portfolio, not including cash and cash equivalents, on the 1 to 5 investment credit rating scale at fair value as of March 31, 2019 and December 31, 2018:

	March 31, 2019		December 31, 2018
Investment Credit Rating	Investments at Fair Value	Percentage	Investments at Fair Value	Percentage
1	$188,003,247	21.1%	$36,018,931	3.9%
2	483,908,356	54.4	701,419,815	75.9
3	168,488,171	18.9	140,325,008	15.2
4	6,866,117	0.8	3,597,528	0.4
5	42,974,455	4.8	42,119,480	4.6
Total	$890,240,346	100.0%	$923,480,762	100.0%
Results of Operations
The following table shows operating results for the three months ended March 31, 2019 and 2018:

	For the Three Months Ended March 31,
	2019	2018
Total investment income	$20,910,460	$24,360,040
Total expenses	12,115,767	12,945,695
Net investment income	8,794,693	11,414,345
Net realized gain/(loss) from investments and total return swap	(16,585,595)	(30,702,476)
Net change in unrealized appreciation/(depreciation) on investments and total return swap	25,678,886	18,139,603
Change in provision for deferred taxes on unrealized gain on investments	(2,974,612)	135,455
Net increase/(decrease) in net assets resulting from operations	$14,913,372	$(1,013,073)

Investment Income
Total investment income decreased $3,449,580, or 14.2%, to $20,910,460 for the three months ended March 31, 2019, compared to $24,360,040 for the three months ended March 31, 2018. Total investment income consisted primarily of portfolio interest and dividends, which decreased $3,601,884, or 15.2%, to $20,090,428 for the three months ended March 31, 2019, compared to $23,692,312 for the three months ended March 31, 2018. This decrease was primarily due to a decrease in the size of the underlying portfolio due to our reduced leverage utilization. Fee income decreased $110,165, or 17.1%, to $534,510 for the three months ended March 31, 2019, compared to $644,675 for the three months ended March 31, 2018, primarily due to a decrease in fees associated with loan originations and loan prepayments.

Operating Expenses
The following table shows operating expenses for the three months ended March 31, 2019 and 2018 :

	For the Three Months Ended March 31,
	2019	2018
Base management fees	$4,442,090	$5,003,816
Interest and financing expenses	5,430,233	5,172,430
Incentive fees	—	—
General and administrative expenses	941,498	1,425,118
Administrator expenses	622,071	723,535
Offering costs	32,308	283,250
Professional fees	647,567	337,546
Total expenses	$12,115,767	$12,945,695

Total expenses decreased $829,928, or 6.4%, to $12,115,767 for the three months ended March 31, 2019, as compared to $12,945,695 for the three months ended March 31, 2018, primarily due to a decrease in base management fees.

Base management fees decreased $561,726, or 11.2%, to $4,442,090 for the three months ended March 31, 2019, as compared to $5,003,816 for the three months ended March 31, 2018, primarily due to a decrease in our gross assets.

Interest and financing expenses increased $257,803, or 5.0%, to $5,430,233 for the three months ended March 31, 2019, as compared to $5,172,430 for the three months ended March 31, 2018, primarily due to an increase in the weighted average interest rate of our credit facilities, which is a result of an increase in LIBOR rates, 1.1%, or a 23.9% increase.

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

Net Realized Gains/Losses on Investments
We measure realized gains or losses by the difference between the net proceeds from the disposition and the amortized cost basis of an investment, without regard to unrealized gains or losses previously recognized. For the three months ended March 31, 2019, we recognized net realized loss on investments of $16,585,595, primarily due to certain non-cash restructuring transactions and the wind-down of our TRS facility. For the three months ended March 31, 2018, we recognized net realized loss on investments of $30,702,476, primarily due to certain non-cash restructuring transactions.

Net Unrealized Appreciation/Depreciation on Investments
Net change in unrealized appreciation/depreciation on investments reflects the net change in the fair value of our investments including the TRS and provision for deferred taxes. For the three months ended March 31, 2019, we recorded a net change in unrealized appreciation of $22,704,274. For the three months ended March 31, 2018, we recorded a net change in unrealized appreciation of $18,275,058.

Changes in Net Assets from Operations
For the three months ended March 31, 2019, we recorded a net increase in net assets resulting from operations of $14,913,372. Based on 99,158,430 weighted average common shares outstanding for the three months ended March 31, 2019, our per share net increase in net assets resulting from operations was $0.15. For the three months ended March 31, 2018, we recorded a net decrease in net assets resulting from operations of $1,013,073. Based on 96,993,237 weighted average common shares outstanding for the three months ended March 31, 2018, our per share net decrease in net assets resulting from operations was $0.01.

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

As of March 31, 2019 and December 31, 2018, we had $101,179,567 and $59,481,495, respectively, in cash and cash equivalents. In the future, we may generate cash from future offerings of securities, future borrowings and cash flows from operations, including interest earned from the temporary investment of cash in U.S. government securities and other high-quality debt investments that mature in one year or less. Our primary use of funds is investments in our targeted asset classes, cash distributions to our stockholders, and other general corporate purposes.

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

The following table shows our net borrowings as of March 31, 2019 and December 31, 2018:

	March 31, 2019			December 31, 2018
	Total Commitment	Balance Outstanding	Unused Commitment	Total Commitment	Balance Outstanding	Unused Commitment
ING Credit Facility	$220,000,000	$88,100,000	$131,900,000	$220,000,000	$115,000,000	$105,000,000
Alpine Credit Facility	300,000,000	240,000,000	60,000,000	300,000,000	240,000,000	60,000,000
Total before deferred financing costs	520,000,000	328,100,000	191,900,000	520,000,000	355,000,000	165,000,000
Unamortized deferred financing costs	—	(3,103,557)	—	—	(3,460,986)	—
Total borrowings outstanding, net	$520,000,000	$324,996,443	$191,900,000	$520,000,000	$351,539,014	$165,000,000

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

The ING Credit Facility allows for us, at our option, to borrow money at a rate of either (i) an alternate base rate plus 1.50% per annum or (ii) LIBOR plus 2.50% per annum. The interest rate margins are subject to certain step-downs upon the satisfaction of certain conditions described in the Revolving Credit Agreement. The alternate base rate will be the greatest of (i) the U.S. Prime Rate set forth in the Wall Street Journal, (ii) the federal funds effective rate plus 1/2 of 1%, and (iii) three month LIBOR plus 1%. As of March 31, 2019 and December 31, 2018, the commitment under the ING Credit Facility was $220 million and includes an accordion feature that allows for potential future expansion of the ING Credit Facility up to a total of $500 million. Availability of loans under the ING Credit Facility is linked to the valuation of the collateral pursuant to a borrowing base mechanism.

We are also required to pay a commitment fee to the lenders based on the daily unused portion of the aggregate commitments under the ING Credit Facility. The commitment fee is (i) 1.50% if the used portion of the aggregate commitments is less than or equal to 40%, (ii) 0.75% if the used portion of the aggregate commitments is greater than 40% and less than or equal to 65% or (iii) 0.50% if the used portion of the aggregate commitments is greater than 65%. The ING Credit Facility provides that we may use the proceeds of the facility for general corporate purposes, including making investments in accordance with our investment objective and strategy. As of March 31, 2019, our borrowings under the ING Facility totaled $88,100,000 and were recorded as part of revolving credit facility payable on our Consolidated Statements of Assets and Liabilities.

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

Borrowings under the Alpine Credit Facility are subject to compliance with a NAV coverage ratio with respect to the current value of Alpine’s portfolio and various eligibility criteria must be satisfied with respect to the initial acquisition of each loan in Alpine’s portfolio. Any amounts borrowed under the Alpine Credit Facility will mature, and all accrued and unpaid interest thereunder will be due and payable, on March 29, 2022. As of March 31, 2019, Alpine’s borrowings under the Alpine Credit Facility totaled $240,000,000 and were recorded as part of revolving credit facility payable on our Consolidated Statements of Assets and Liabilities.

Contractual Obligations
The following table shows our payment obligations for repayment of debt, which total our contractual obligations at March 31, 2019:

	Payment Due By Period
	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
ING Credit Facility	$88,100,000	$—	$88,100,000	$—	$—
Alpine Credit Facility	240,000,000	—	240,000,000		—
Total Contractual Obligations	$328,100,000	$—	$328,100,000	$—	$—

We have entered into certain contracts under which we have material future commitments. On April 5, 2012, we entered into the Investment Advisory Agreement with SIC Advisors in accordance with the 1940 Act. The Investment Advisory Agreement became effective as of April 17, 2012, the date that we met the minimum offering requirement. Pursuant to the 1940 Act, the initial term of the Investment Advisory Agreement was for two years from its effective date, with one-year renewals subject to approval by our board of directors, a majority of whom must be independent directors. On April 4, 2019, the board of directors approved the renewal of the Investment Advisory Agreement for an additional one-year term at an in-person meeting. SIC Advisors serves as our investment adviser in accordance with the terms of the Investment Advisory Agreement. Payments under our Investment Advisory Agreement in each reporting period consist of (i) a management fee equal to a percentage of the value of our gross assets and (ii) an incentive fee based on our performance.

On April 5, 2012, we entered into the Administration Agreement with Medley Capital LLC with an initial term of two years, pursuant to which Medley Capital LLC furnishes us with administrative services necessary to conduct our day-to-day operations. On April 4, 2019, the board of directors approved the renewal of the Administration Agreement for an additional one-year term at an in-person meeting. Medley Capital LLC is reimbursed for administrative expenses it incurs on our behalf in performing its obligations. Such costs are reasonably allocated to us on the basis of assets, revenues, time records or other reasonable methods. We do not reimburse Medley Capital LLC for any services for which it receives a separate fee or for rent, depreciation, utilities, capital equipment or other administrative items allocated to a controlling person of Medley Capital LLC.

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

Transactions in TRS contracts during the three months ended March 31, 2019 were $9.2 million in realized losses and $6.7 million in net change in unrealized appreciation, which are recorded on the Consolidated Statements of Operations.

Transactions in TRS contracts during the three months ended March 31, 2018 were $1.5 million in realized gains and $2.9 million in net change in unrealized appreciation, which are recorded on the Consolidated Statements of Operations.

Our derivative asset from Citibank, net of amounts available for offset under a master netting agreement as of March 31, 2019, was $0.0 million, which is recorded on the Consolidated Statements of Assets and Liabilities as a receivable due on total return swap.

The volume of the Company’s derivative transactions for the three months ended March 31, 2019 and 2018 were as follows:

	Three Months Ended March 31,
	2019	2018
Average notional amount of contracts (1)	$30,563,576	$168,905,937

(1)
Average notional amount is based on the average month end balances for the three months ended March 31, 2019 and 2018, which is representative of the volume of notional contract amounts held during each year.

On March 27, 2015, the Company and GALIC entered into a limited liability company operating agreement to co-manage Sierra JV. All portfolio and other material decisions regarding Sierra JV must be submitted to Sierra JV's board of managers, which is comprised of four members, two of whom are selected by the Company and the other two are selected by GALIC. The Company has concluded that it does not operationally control Sierra JV. As the Company does not operationally control Sierra JV, it does not consolidate the operations of Sierra JV within the consolidated financial statements. As a practical expedient, the Company uses

NAV to determine the fair value of its investment in Sierra JV; therefore, this investment has been presented as a reconciling item within the fair value hierarchy (see Note 4). As of March 31, 2019, there was $204.9 million outstanding under the JV Facility and the Sierra JV had total assets of $297.2 million. As of March 31, 2019, Sierra JV’s portfolio was comprised of 100.0% of senior secured first lien term loans to 61 different portfolio companies with one portfolio company on non-accrual status. As of December 31, 2018, Sierra JV’s portfolio was comprised of 100% of senior secured first lien term loans to 58 different portfolio companies with one portfolio company on non-accrual status.

As of March 31, 2019 and December 31, 2018, Sierra JV had total capital commitments of $116 million, with the Company providing $101.5 million and GALIC providing $14.5 million. Approximately $105.2 million was funded as of March 31, 2019 and December 31, 2018, relating to these commitments, of which $92.1 million was from the Company. The Company does not have the right to withdraw any of their respective capital commitment, unless in connection with a transfer of its membership interests. The Company may transfer full membership interests as long as it is approved by all members and transferred in a transaction exempt from the registration requirements of the Securities Act of 1933, as amended, or applicable state securities laws

On August 4, 2015, Sierra JV entered into a senior secured revolving credit facility the ("JV Facility") led by Credit Suisse, AG ("CS") with commitments of $100 million subject to certain leverage and borrowing base restrictions. On December 29, 2015, the JV Facility was amended and the total commitments were increased to $135 million. On March 30, 2017, the Company amended the JV Facility previously administered by CS and facilitated the assignment of all rights and obligations of CS under the JV Facility to Deutsche Bank AG, New York Branch, ("DB") and increased the total loan commitments to $240 million. On May 26, 2017 commitments to the JV facility were increased from $240 million to $250 million. On March 29, 2019 the JV Facility reinvestment period was extended to June 28, 2019. The JV Facility bears interest at a rate of LIBOR (with no minimum) plus 2.50% per annum and the stated maturity date is March 30, 2022. As of March 31, 2019 and December 31, 2018, there was $204.9 million outstanding under the JV Facility.

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

The following table reflects the cash distributions per share that the Company has declared or paid to its stockholders during 2019 and 2018. Stockholders of record as of each respective record date were entitled to receive the distribution.

Record Date	Payment Date	Amount per share
January 15 and 31, 2018	January 31, 2018	0.02667
February 15 and 28, 2018	February 28, 2018	0.02667
March 15 and 30, 2018	March 30, 2018	0.02667
April 13 and 30, 2018	April 30, 2018	0.02667
May 15 and 31, 2018	May 31, 2018	0.02667
June 15 and 29, 2018	June 29, 2018	0.02667
July 13 and 31, 2018	July 31, 2018	0.02667
August 15 and 31, 2018	August 31, 2018	0.02667
September 14 and 28, 2018	September 28, 2018	0.02667
October 15 and 31, 2018	October 31, 2018	0.02667
November 15 and 30, 2018	November 30, 2018	0.02667
December 14 and 31, 2018	December 31, 2018	0.02667
January 25, 2019	January 31, 2019	0.05334
February 11, 2019	February 28, 2019	0.05334
March 11, 2019	March 29, 2019	0.05334
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

Related Party Transactions
On October 19, 2011, SIC Advisors entered into a subscription agreement to purchase 110.80 shares of common stock for cash consideration of $1,000. The consideration represented $9.025 per share.

On April 17, 2012, SIC Advisors purchased 1,108,033.24 shares of our common stock for aggregate gross proceeds of $10,000,000. The consideration represented $9.025 per share.

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

Revenue Recognition
We record interest income on an accrual basis to the extent that we expect to collect such amounts. For loans and debt securities with contractual PIK interest, which represents contractual interest accrued and added to the principal balance, we generally will not accrue PIK interest for accounting purposes if the portfolio company valuation indicates that such PIK interest is not collectible. We do not accrue as a receivable interest on loans and debt securities or accounting purposes if we have reason to doubt our ability to collect such interest. Original issue discounts, market discounts, or premiums are accreted or amortized using the effective interest method as interest income. We record prepayment premiums on loans and debt securities as fee income. Dividend income, if any, is recognized on an accrual basis to the extent that we expect to collect such amount.

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

Recent Developments
On April 29, 2019, our board of directors declared a series of monthly distributions for April, May and June 2019 in the amount of $0.05334 per share. Stockholders of record as of each respective monthly record date will be entitled to receive the distribution. Below are the details for each respective distribution:

Record Date	Payment Date	Amount per share
April 29, 2019	April 30, 2019	$0.05334
May 30, 2019	May 31, 2019	0.05334
June 27, 2019	June 28, 2019	0.05334

Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are subject to financial market risks, including changes in interest rates. As of March 31, 2019, 90.5% of our portfolio investments (based on fair value) paid floating interest rates, while 9.5% paid fixed interest rates and 14.1% were non-income producing investments while 85.9% were income producing investments. A rise in the general level of interest rates can be expected to lead to higher interest rates applicable to any variable rate investments we hold and to declines in the value of any fixed rate investments we hold. In addition, a rise in interest rates may increase the likelihood that a portfolio company defaults on a loan. However, many of our variable rate investments provide for an interest rate floor, which may prevent our interest income from increasing until benchmark interest rates increase beyond a threshold amount. To the extent that a substantial portion of our investments may be in variable rate investments, an increase in interest rates beyond this threshold would make it easier for us to meet or exceed the hurdle rate applicable to the subordinated incentive fee on income under the Investment Advisory Agreement we have entered into with SIC Advisors, and may result in a substantial increase in our net investment income and to the amount of incentive fees payable to SIC Advisors with respect to our increased pre-incentive fee net investment income.

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

Based on our Consolidated Statement of Assets and Liabilities as of March 31, 2019, the following table shows the approximate annual impact on the change in net interest income of hypothetical base rate changes in interest rates, assuming no changes in our investment portfolio and capital structure:

	Change in
Basis point increase/(decrease)	Interest Income (1)	Interest Expense	Net Interest Income
300	$19,738,734	$9,843,000	$9,895,734
200	13,159,156	6,562,000	6,597,156
100	6,579,578	3,281,000	3,298,578
(100)	(6,579,578)	(3,281,000)	(3,298,578)
(200)	(10,169,552)	(6,562,000)	(3,607,552)
(300)	(10,169,552)	(8,184,455)	(1,985,097)

(1)	Assumes no defaults or prepayments by portfolio companies over the next twelve months.

We expect that our long-term investments will be financed primarily with equity and debt. If deemed prudent, we may use interest rate risk management techniques in an effort to minimize our exposure to interest rate fluctuations. These techniques may include various interest rate hedging activities to the extent permitted by the 1940 Act. Adverse developments resulting from changes in interest rates or hedging transactions could have a material adverse effect on our business, financial condition and results of operations. During the three months ended March 31, 2019, we did not engage in interest rate hedging activities.

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

On January 25, 2019, two purported class actions were commenced in the Supreme Court of the State of New York, County of New York, by alleged stockholders of Medley Capital Corporation, captioned, respectively, Helene Lax v. Brook Taube, et al., Index No. 650503/2019, and Richard Dicristino, et al. v. Brook Taube, et al., Index No. 650510/2019 (together with the Lax Action, the “New York Actions”). Named as defendants in each complaint are Brook Taube, Seth Taube, Jeffrey Tonkel, Arthur S. Ainsberg, Karin Hirtler-Garvey, John E. Mack, Mark Lerdal, Richard T. Allorto, Jr., MCC, MDLY, the Company and Merger Sub. The complaints in each of the New York Actions allege that the individuals named as defendants breached their fiduciary duties in connection with the proposed merger of MCC with and into the Company, and that the other defendants aided and abetted those alleged breaches of fiduciary duties. Compensatory damages in unspecified amounts are sought. On February 27, 2019, the Court entered a stipulated scheduling order requiring that defendants respond to the complaints 45 days following the later of (a) the stockholder vote on the proposed merger and (b) plaintiffs’ filing of a consolidated, amended complaint. A preliminary conference is scheduled to take place on July 23, 2019. The defendants believe the claims asserted in the New York Actions are without merit and they intend to defend these lawsuits vigorously.

Set forth below is a description of the Decision (as defined below), which should be read in the context of the impact that the Decision and corresponding Settlement Term Sheet (as defined below) may have on the Company with respect to any potential amendment to the Merger Agreements.

On February 11, 2019, a putative stockholder class action was commenced in the Court of Chancery of the State of Delaware by FrontFour Capital Group LLC and FrontFour Master Fund, Ltd. (collectively, “FrontFour”). The action, as consolidated, is captioned In re Medley Capital Corporation Stockholder Litigation, C.A. 2019-0100-KSJM against Brook Taube, Seth Taube, Jeff Tonkel, Mark Lerdal, Karin Hirtler-Garvey, John E. Mack, Arthur S. Ainsberg, MDLY, the Company, MCC, MCC Advisors LLC, Medley Group LLC, and Medley LLC (the “Class Action”). The complaint alleged that MCC’s directors (directors (Brook Taube, Seth Taube, Jeff Tonkel, Mark Lerdal, Karin Hirtler-Garvey, John E. Mack, and Arthur S. Ainsberg) breached their fiduciary duties to MCC stockholders in connection with the MCC Merger, and that MDLY, the Company, MCC Advisors LLC, Medley Group LLC, and Medley LLC aided and abetted those alleged breaches of fiduciary duties. On March 11, 2019, following a two-day trial, the Court issued a Memorandum Opinion (the “Decision”) denying FrontFour’s requests to (i) permanently enjoin the MCC Merger and (ii) require MCC to conduct a “shopping process” for MCC on terms proposed by FrontFour in its complaint. The Court held that MCC’s directors breached their fiduciary duties in entering into the MCC Merger, but rejected FrontFour’s claim that Sierra aided and abetted those breaches of fiduciary duties. The Court ordered the defendants to issue corrective disclosures consistent with the Decision, and enjoined a vote of MCC stockholders on the MCC Merger until such disclosures have been made and stockholders have had the opportunity to assimilate this information. On March 20, 2019, another purported stockholder class action was commenced by Stephen Altman against Brook Taube, Seth Taube, Jeff Tonkel, Arthur S. Ainsberg, Karin Hirtler-Garvey, Mark Lerdal, and John E. Mack in the Court of Chancery of the State of Delaware, captioned Altman v. Taube, Case No. 2019-0219 (the “Altman Action”). The complaint alleged that the defendants breached their fiduciary duties to stockholders of MCC in connection with the vote of MCC stockholders on the proposed mergers. On April 8, 2019, the Court granted a stipulation consolidating the Class Action and the Altman Action, designating the amended complaint in the Class Action as the operative complaint, and designating the plaintiffs in the Class Action and their counsel the lead plaintiffs and lead plaintiffs’ counsel, respectively.

On April 15, 2019, certain parties in the Class Action reached agreement on the principal terms of a settlement of the Class Action, which are contained in a binding term sheet, dated April 15, 2019 (the “Settlement Term Sheet”), among Brook Taube, Seth Taube, Jeff Tonkel, Mark Lerdal, Karin Hirtler-Garvey, John E. Mack, Arthur S. Ainsberg, the Company, MCC Advisors, Medley LLC, and Medley Group LLC (the “Medley Parties”), on the one hand, and FrontFour, on behalf of itself and a class of similarly situated stockholders of MCC, on the other hand. The Settlement Term Sheet is intended to form the basis of a definitive stipulation of settlement in the Class Action. The Settlement Term Sheet provides that MCC will seek to obtain the agreement and/or consent of Sierra to effect certain amendments to (i) the MCC Merger Agreement and (ii) the MDLY Merger Agreement (together with the MCC Merger Agreement, the “Merger Agreements”). If the foregoing amendments are entered into they will, among other matters (as described in further detail in the Settlement Term Sheet): (a) extend the Outside Date (as defined in the Merger Agreements) to October 31, 2019; (b) permit the MCC Special Committee to undertake a sixty-day “go shop” process to solicit superior transactions to the MCC Merger and (c) if the MCC Merger is consummated, create a settlement fund, consisting of $17 million in cash and $30 million of Sierra stock, with the number of shares of Sierra stock to be calculated using the pro forma net asset value reported in the future proxy supplement describing the amendments to the MCC Merger Agreement, which will be distributed to eligible members of the Class (as defined in the Settlement Term Sheet). In connection with the Settlement Term Sheet, MDLY has executed an acknowledgement and agreement to take certain actions, including consenting to certain amendments to the Merger Agreements, in furtherance of the transactions contemplated thereby.

In addition, the Settlement Term Sheet provides that MCC and FrontFour will enter into a Governance Agreement pursuant to which, among other matters, FrontFour will be subject to customary standstill restrictions and be required to vote in favor of the MCC Merger at a meeting of stockholders to approve the MCC Merger Agreement and in favor of the directors nominated by the board of directors of MCC (the “Board”) for election at MCC’s 2019 annual meeting of stockholders.

Under the Settlement Term Sheet, the parties have agreed to cooperate to reduce the agreements reflected therein to a definitive stipulation of settlement (the “Settlement Stipulation”), and to obtain approval of Court of Chancery of the State of Delaware as soon as reasonably practicable thereafter. The Settlement Stipulation will provide for mutual releases between and among FrontFour and the Class, on the one hand, and the Medley Parties, on the other hand, of all claims that were or could have been asserted in the Class Action. The Medley Parties will also release all claims arising out of or relating to the prosecution and settlement of the Class Action and all claims that were or could have been asserted (other than claims against NexPoint Advisors, L.P. and its affiliates) in the litigation pending in the United States District Court for the Southern District of New York captioned Medley Capital Corporation v. FrontFour Capital Group LLC, et al., No. 1:19-cv-02055-LTS (S.D.N.Y.) (the “Federal Action”), and FrontFour and the Class will release all claims arising out of or relating to the prosecution and settlement of the Federal Action. Under the Settlement Term Sheet, MCC and FrontFour have also undertaken to work together in good faith to agree to supplemental disclosures relating to the transactions contemplated by the Merger Agreements consistent with the Decision.

If the contemplated amendments to the Merger Agreements have not been entered into by May 15, 2019, the Settlement Term Sheet may be terminated by MCC or FrontFour.

The contemplated amendments to the Merger Agreements require the agreement of Sierra and there can be no assurance that such agreement will be obtained or that agreements on the amendments to the Merger Agreements will be reached. In connection with the execution of the Settlement Term Sheet, effective as of April 15, 2019, the Board appointed David A. Lorber and Lowell W. Robinson to the Board to fill the vacancies on the Board created by the resignations of Mark Lerdal and John E. Mack, respectively.

On April 5, 2019, a purported stockholder class action was commenced in the Supreme Court of the State of New York, County of New York, by alleged stockholders of Sierra Income Corporation, captioned Roger Anderson et al. v. Stephen R. Byers et al., Index No. 652006/2019.  Named as defendants are Stephen R. Byers, Oliver T. Kane, Valerie Lancaster-Beal, Brook Taube, Seth Taube, Sierra Income Corporation, and Sierra Management, Inc.  The complaint alleges that the individuals named as defendants breached their fiduciary duties to stockholders of Sierra Income Corporation in connection with the proposed mergers of Medley Capital Corporation with and into Sierra Income Corporation and Medley Management Inc. with and into Sierra Management, Inc., and that Brook Taube, Seth Taube, Sierra Income Corporation, and Sierra Management, Inc. aided and abetted those alleged breaches of fiduciary duties. The complaint seeks to enjoin the proposed mergers or, in the alternative, to recover money damages in an unspecified amount.  On April 29, 2019, the parties filed a Stipulation and Proposed Scheduling Order, which provides, subject to approval of the court, that the plaintiff shall file an amended complaint by June 15, 2019, and that the defendants’ time to respond to the amended complaint will be sixty days following the filing of the amended complaint.  The defendants believe the claims asserted in the action are without merit and they intend to defend the lawsuit vigorously.

Item 1A. Risk Factors
In addition to other information set forth in this report, you should carefully consider the “Risk Factors” discussed in our annual report on Form 10-K for the fiscal year ended December 31, 2018, filed with the SEC on April 1, 2019, which could materially affect our business, financial condition and/or operating results. There have been no material changes during the three months ended March 31, 2019 to the risk factors discussed in “Item 1A. Risk Factors” of our annual report on Form 10-K. Additional risks or uncertainties not currently known to us or that we currently deem to be immaterial also may materially affect our business, financial condition and/or operating results.

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

Dated: May 15, 2019	Sierra Income Corporation

	By	/s/ Seth Taube
Seth Taube Chief Executive Officer (Principal Executive Officer)

	By	/s/ Richard T. Allorto, Jr.
Richard T. Allorto, Jr. Chief Financial Officer (Principal Accounting and Financial Officer)