Form 10-Q
period 2019-06-30
Sierra Income Corp
filed 2019-08-14
CIK 1523526

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
_____________________________________________________
Form 10-Q
 ____________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2019
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

Securities registered pursuant to Section 12(b) of the Exchange Act: None

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

As of August 14, 2019, the Registrant had 100,796,249 shares of common stock, $0.001 par value, outstanding.

Sierra Income Corporation
Consolidated Statements of Assets and Liabilities

	June 30, 2019	December 31, 2018
ASSETS	(unaudited)
Investments at fair value
Non-controlled/non-affiliated investments (amortized cost of $714,454,593 and $819,032,531, respectively)	$663,283,003	$758,474,260
Controlled/affiliated investments (amortized cost of $186,820,930 and $186,634,331, respectively)	141,739,028	165,006,502
Investments at fair value	805,022,031	923,480,762
Cash and cash equivalents	161,214,258	59,481,495
Deferred transaction costs (Note 2)	11,280,858	7,052,691
Interest receivable from non-controlled/non-affiliated investments	9,037,707	9,154,364
Prepaid expenses and other assets	425,345	627,418
Unsettled trades receivable	310,116	2,339,547
Receivable due on total return swap (Note 5)	4,284	113,252
Cash collateral on total return swap (Note 5)	1,208	27,000,000
Interest receivable from controlled/affiliated investments	—	382,121
Total assets	$987,295,807	$1,029,631,650

LIABILITIES
Revolving credit facilities payable (net of deferred financing costs of $2,631,660 and $3,460,986, respectively) (Note 6)	$325,468,340	$351,539,014
Unsettled trades payable	9,651,373	—
Base management fees payable (Note 7)	4,335,538	4,491,234
Taxes Payable	3,236,233	—
Interest payable	1,808,346	1,834,739
Accounts payable and accrued expenses	1,116,898	2,073,169
Transaction costs payable	706,182	398,680
Administrator fees payable (Note 7)	536,352	689,711
Unrealized depreciation on total return swap (Note 5)	—	6,524,904
Total liabilities	$346,859,262	$367,551,451

Commitments (Note 11)

NET ASSETS
Common shares, par value $0.001 per share, 250,000,000 common shares authorized, 100,462,586 and 98,502,907 common shares issued and outstanding, respectively	$100,463	$98,503
Capital in excess of par value	870,982,780	858,699,757
Total distributable earnings/(loss)	(230,646,698)	(196,718,061)
Total net assets	640,436,545	662,080,199
Total liabilities and net assets	$987,295,807	$1,029,631,650
NET ASSET VALUE PER COMMON SHARE	$6.37	$6.72
See accompanying notes to consolidated financial statements.

Sierra Income Corporation
Consolidated Statements of Operations

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
INVESTMENT INCOME	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Interest and dividends from investments
Non-controlled/non-affiliated investments:
Cash	$16,569,132	$20,570,784	$33,327,130	$41,251,531
Payment-in-kind	835,808	303,893	1,623,405	576,517
Controlled/affiliated investments:
Cash	3,364,610	2,522,757	5,605,882	4,885,199
Payment-in-kind	393,113	490,883	696,674	867,382
Total interest and dividend income	21,162,663	23,888,317	41,253,091	47,580,629
Fee income (Note 12)	2,395,376	947,466	2,929,886	1,592,141
Interest from cash and cash equivalents	348,524	55,100	634,046	78,153
Total investment income	23,906,563	24,890,883	44,817,023	49,250,923
EXPENSES
Interest and financing expenses	5,235,234	5,219,779	10,665,467	10,392,209
Base management fees (Note 7)	4,335,538	4,834,495	8,777,628	9,838,311
General and administrative expenses	1,578,495	1,216,840	2,519,993	2,641,958
Administrator expenses (Note 7)	536,352	758,178	1,158,423	1,481,713
Professional fees	357,888	413,143	1,005,455	750,689
Offering costs	3,528	187,736	35,836	470,986
Total expenses	12,047,035	12,630,171	24,162,802	25,575,866
NET INVESTMENT INCOME	11,859,528	12,260,712	20,654,221	23,675,057
REALIZED AND UNREALIZED GAIN/(LOSS) ON INVESTMENTS
Net realized gain/(loss) from non-controlled/non-affiliated investments	(7,670,130)	909,846	(9,699,366)	(31,271,252)
Net realized gain/(loss) from controlled/affiliated investments (net of taxes of $4,064,844 )	9,150,067	—	3,770,443	—
Net realized gain/(loss) on total return swap (Note 5)	(146,781)	(1,043,675)	(9,323,516)	434,947
Net change in unrealized appreciation/(depreciation) on non-controlled/non-affiliated investments	(6,458,459)	(14,252,484)	9,386,681	8,813,872
Net change in unrealized appreciation/(depreciation) on controlled/affiliated investments	(26,618,604)	(2,837,785)	(23,454,073)	(10,705,907)
Net change in unrealized appreciation/(depreciation) on total return swap (Note 5)	(144,311)	(306,714)	6,524,904	2,634,655
Change in provision for deferred taxes on unrealized appreciation/(depreciation) on investments	2,974,612	(57,177)	—	78,278
Net realized and unrealized gain/(loss) on investments	(28,913,606)	(17,587,989)	(22,794,927)	(30,015,407)
NET INCREASE/(DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS	$(17,054,078)	$(5,327,277)	$(2,140,706)	$(6,340,350)
WEIGHTED AVERAGE - BASIC AND DILUTED EARNINGS PER COMMON SHARE	$(0.17)	$(0.05)	$(0.02)	$(0.07)
WEIGHTED AVERAGE - BASIC AND DILUTED NET INVESTMENT INCOME PER COMMON SHARE	$0.12	$0.13	$0.21	$0.24
WEIGHTED AVERAGE COMMON STOCK OUTSTANDING - BASIC AND DILUTED (NOTE 10)	100,135,004	97,385,971	99,649,414	97,190,689
DISTRIBUTIONS DECLARED PER COMMON SHARE	$0.16	$0.16	$0.32	$0.32
See accompanying notes to the consolidated financial statements.

Sierra Income Corporation
Consolidated Statements of Changes in Net Assets

	Common Stock		Paid in Capital	Distributable	Total
	Shares	Par Amount	in Excess of Par	Earnings	Net Assets
Balance at March 31, 2019	99,485,633	99,486	$864,886,848	$(197,619,611)	$667,366,723
Net increase/(decrease) in net assets resulting from operations:
Net investment income	—	—	—	11,859,528	11,859,528
Net realized gain/(loss) on investments	—	—	—	1,479,937	1,479,937
Net realized gain/(loss) on total return swap (Note 5)	—	—	—	(146,781)	(146,781)
Net change in unrealized appreciation/(depreciation) on investments	—	—	—	(33,077,063)	(33,077,063)
Net change in unrealized appreciation/(depreciation) on total return swap (Note 5)	—	—	—	(144,311)	(144,311)
Change in provision for deferred taxes on unrealized appreciation/(depreciation) on investments	—	—	—	2,974,612	2,974,612
Shareholder distributions:
Issuance of common shares pursuant to distribution reinvestment plan	976,953	977	6,095,932	—	6,096,909
Distributions from earnings	—	—	—	(15,973,009)	(15,973,009)
Total increase/(decrease) for the three months ended June 30, 2019	976,953	977	6,095,932	(33,027,087)	(26,930,178)
Balance at June 30, 2019	100,462,586	100,463	$870,982,780	$(230,646,698)	$640,436,545
Balance at December 31, 2018	98,502,907	98,503	$858,699,757	$(196,718,061)	$662,080,199
Net increase/(decrease) in net assets resulting from operations:
Net investment income	—	—	—	20,654,221	20,654,221
Net realized gain/(loss) on investments	—	—	—	(5,928,923)	(5,928,923)
Net realized gain/(loss) on total return swap (Note 5)	—	—	—	(9,323,516)	(9,323,516)
Net change in unrealized appreciation/(depreciation) on investments	—	—	—	(14,067,392)	(14,067,392)
Net change in unrealized appreciation/(depreciation) on total return swap (Note 5)	—	—	—	6,524,904	6,524,904
Change in provision for deferred taxes on unrealized appreciation/(depreciation) on investments	—	—	—	—	—
Shareholder distributions:
Issuance of common shares pursuant to distribution reinvestment plan	1,959,679	1,960	12,283,023	—	12,284,983
Distributions from earnings	—	—	—	(31,787,931)	(31,787,931)
Total increase/(decrease) for the six months ended June 30, 2019	1,959,679	1,960	12,283,023	(33,928,637)	(21,643,654)
Balance at June 30, 2019	100,462,586	100,463	$870,982,780	$(230,646,698)	$640,436,545
Balance at March 31, 2018	97,578,798	97,579	$850,980,124	$(120,235,840)	$730,841,863
Net increase/(decrease) in net assets resulting from operations:
Net investment income	—	—	—	12,260,712	12,260,712
Net realized gain/(loss) on investments	—	—	—	909,846	909,846
Net realized gain/(loss) on total return swap (Note 5)	—	—	—	(1,043,675)	(1,043,675)
Net change in unrealized appreciation/(depreciation) on investments	—	—	—	(17,090,269)	(17,090,269)
Net change in unrealized appreciation/(depreciation) on total return swap (Note 5)	—	—	—	(306,714)	(306,714)
Change in provision for deferred taxes on unrealized appreciation/(depreciation) on investments	—	—	—	(57,177)	(57,177)
Shareholder distributions:
Issuance of common shares, net of underwriting costs	135,832	136	1,030,134	—	1,030,270
Issuance of common shares pursuant to distribution reinvestment plan	855,311	855	6,505,803	—	6,506,658
Repurchase of common shares	(1,785,084)	(1,785)	(13,520,641)	—	(13,522,426)
Distributions from earnings	—	—	—	(15,555,912)	(15,555,912)
Total increase/(decrease) for the three months ended June 30, 2018	(793,941)	(794)	(5,984,704)	(20,883,189)	(26,868,687)
Balance at June 30, 2018	96,784,857	96,785	$844,995,420	$(141,119,029)	$703,973,176
Balance at December 31, 2017	96,620,231	$96,620	$843,592,066	$(103,702,117)	$739,986,569
Net increase/(decrease) in net assets resulting from operations:
Net investment income	—	—	—	23,675,057	23,675,057
Net realized gain/(loss) on investments	—	—	—	(31,271,252)	(31,271,252)
Net realized gain/(loss) on total return swap (Note 5)	—	—	—	434,947	434,947
Net change in unrealized appreciation/(depreciation) on investments	—	—	—	(1,892,035)	(1,892,035)
Net change in unrealized appreciation/(depreciation) on total return swap (Note 5)	—	—	—	2,634,655	2,634,655
Change in provision for deferred taxes on unrealized appreciation/(depreciation) on investments	—	—	—	78,278	78,278
Shareholder distributions:
Issuance of common shares, net of underwriting costs	323,587	324	2,478,121	—	2,478,445
Issuance of common shares pursuant to distribution reinvestment plan	1,721,015	1,721	13,172,650	—	13,174,371
Repurchase of common shares	(1,879,976)	(1,880)	(14,247,417)	—	(14,249,297)
Distributions from earnings	—	—	—	(31,076,562)	(31,076,562)
Total increase/(decrease) for the six months ended June 30, 2018	164,626	165	1,403,354	(37,416,912)	(36,013,393)
Balance at June 30, 2018	96,784,857	$96,785	$844,995,420	$(141,119,029)	$703,973,176
See accompanying notes to consolidated financial statements.

Sierra Income Corporation
Consolidated Statements of Cash Flows

	Six Months Ended June 30,
	2019	2018
	(unaudited)	(unaudited)
Cash flows from operating activities
NET INCREASE/(DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS:	$(2,140,706)	$(6,340,350)
ADJUSTMENT TO RECONCILE NET INCREASE/(DECREASE) IN NET ASSETS FROM OPERATIONS TO NET CASH USED IN OPERATING ACTIVITIES:
Payment-in-kind interest income	(2,320,079)	(1,443,899)
Net amortization of premium on investments	(1,149,608)	(998,023)
Amortization of deferred financing costs	969,326	942,636
Net realized (gain)/loss on investments	5,928,923	31,271,252
Net change in unrealized (appreciation)/depreciation on investments	14,067,392	1,892,035
Net change in unrealized (appreciation)/depreciation on total return swap (Note 5)	(6,524,904)	(2,634,655)
Purchases and originations	(121,610,735)	(122,795,043)
Proceeds from sale of investments and principal repayments	223,542,838	164,772,739
(Increase)/decrease in operating assets:
Unsettled trades receivable	2,029,431	(1,914,446)
Interest receivable from non-controlled/non-affiliated investments	116,657	(469,280)
Interest receivable from controlled/affiliated investments	382,121	306,871
Receivable for Company shares sold	—	235,060
Receivable due on total return swap (Note 5)	108,968	(25,556)
Deferred transaction costs	(4,228,167)	—
Prepaid expenses and other assets	202,073	(121,454)
Increase/(decrease) in operating liabilities:
Unsettled trades payable	9,651,373	195,517
Taxes Payable	3,236,233	—
Management fee payable	(155,696)	(362,503)
Transaction costs payable	307,502	—
Accounts payable and accrued expenses	(956,271)	(429,982)
Payable due from total return swap (Note 5)	—	—
Incentive fees payable	—	(2,827,372)
Administrator fees payable	(153,359)	62,400
Interest payable	(26,393)	(70,462)
Deferred tax liability	—	(78,277)
NET CASH PROVIDED BY/(USED IN) OPERATING ACTIVITIES	121,276,919	59,167,208
Cash flows from financing activities:
Borrowings under revolving credit facility	—	38,000,000
Repayments of revolving credit facility	(26,900,000)	(88,000,000)
Proceeds from issuance of common stock, net of underwriting costs	—	2,478,445
Payment of cash distributions	(19,502,948)	(17,902,191)
Financing costs paid	(140,000)	(37,500)
Repurchase of common shares	—	(7,582,843)
NET CASH PROVIDED BY/(USED IN) FINANCING ACTIVITIES	(46,542,948)	(73,044,089)
TOTAL INCREASE/(DECREASE) IN CASH	74,733,971	(13,876,881)
CASH, CASH EQUIVALENTS AND CASH COLLATERAL ON TOTAL RETURN SWAP AT BEGINNING OF PERIOD	86,481,495	112,909,759
CASH, CASH EQUIVALENTS AND CASH COLLATERAL ON TOTAL RETURN SWAP AT END OF PERIOD (1)	$161,215,466	$99,032,878
Supplemental Information:
Cash paid during the period for interest	$9,722,533	$9,520,035
Supplemental non-cash information:
Non-cash purchase of investments	$15,557,064	$20,928,063
Non-cash sale of investments	15,557,064	20,928,063
Payment-in-kind interest income	2,320,079	1,443,899
Amortization of deferred financing costs	969,327	942,636
Net amortization of premium on investments	1,149,608	998,023
Issuance of common shares in connection with distribution reinvestment plan	$12,284,983	$13,174,371

(1)	Includes cash and cash equivalents of $161,214,258 and $44,690,925 and cash collateral on total return swap of $1,208 and $44,000,000 as of June 30, 2019 and 2018, respectively.
See accompanying notes to consolidated financial statements.

Sierra Income Corporation
Consolidated Schedule of Investments
As of June 30, 2019
(unaudited)

Company(1)(2)	Industry	Type of Investment	Maturity	Par Amount	Cost	Fair Value	% of Net Assets(3)
Non-controlled/non-affiliated investments – 103.6%							$640,436,545
AAAHI Acquisition Corporation	Transportation: Consumer	Senior Secured First Lien Term Loan LIBOR + 6.250%, 1.000% Floor (4)(5)(6)	12/10/2023	$7,003,198	$7,003,197	$6,930,181	1.1%
				7,003,198	7,003,197	6,930,181
Alpine SG, LLC	High Tech Industries	Senior Secured First Lien Delayed Draw Term Loan LIBOR + 5.500%, 1.000% Floor (5)(7)	11/16/2022	6,617,630	6,617,630	6,563,366	1.0%
		Senior Secured First Lien Term Loan LIBOR + 5.500%, 1.000% Floor (5)(6)(7)	11/16/2022	13,398,750	13,398,750	13,288,880	2.1%
				20,016,380	20,016,380	19,852,246
American Dental Partners, Inc.	Healthcare & Pharmaceuticals	Senior Secured Second Lien Term Loan LIBOR + 8.500%, 1.000% Floor (4)(5)	9/25/2023	4,893,750	4,893,750	4,767,981	0.7%
				4,893,750	4,893,750	4,767,981
Amerijet Holdings, Inc.	Transportation: Cargo	Senior Secured First Lien Term Loan LIBOR + 8.000%, 1.000% Floor (5)(7)	7/15/2021	11,102,205	11,102,205	11,051,135	1.7%
				11,102,205	11,102,205	11,051,135
AMMC CLO 22, Limited Series 2018-22A	Multi-Sector Holdings	Subordinated Notes 11.693% effective yield (8)(9)(10)	4/25/2031	7,222,000	5,958,183	5,828,876	0.9%
				7,222,000	5,958,183	5,828,876
Answers Finance, LLC	High Tech Industries	Common Stock - 389,533 shares (11)		—	5,426,955	1,188,076	0.2%
				—	5,426,955	1,188,076
Apidos CLO XXIV, Series 2016-24A	Multi-Sector Holdings	Subordinated Notes 10.323% effective yield (5)(8)(9)(10)	7/20/2027	18,357,647	12,042,458	11,142,247	1.7%
				18,357,647	12,042,458	11,142,247
Avantor, Inc.	Wholesale	Common Stock - 1,867,356 shares (11)		—	32,678,730	35,647,826	5.6%
				—	32,678,730	35,647,826
Aviation Technical Services, Inc.	Aerospace & Defense	Senior Secured Second Lien Term Loan LIBOR + 8.500%, 1.000% Floor (4)(5)(12)	3/31/2022	25,000,000	25,000,000	24,830,000	3.9%
				25,000,000	25,000,000	24,830,000
Barry's Bootcamp Holdings, LLC	Services: Consumer	Senior Secured First Lien Term Loan LIBOR + 6.000%, 1.000% Floor (4)(5)(6)	7/14/2022	10,000,000	10,000,000	9,917,000	1.5%
		Revolving Credit Facility LIBOR + 6.000%, 1.000% Floor (4)(5)(6)	7/14/2022	5,600,000	5,600,000	5,552,960	0.9%
				15,600,000	15,600,000	15,469,960
Black Angus Steakhouses, LLC	Hotel, Gaming & Leisure	Senior Secured First Lien Term Loan LIBOR + 9.000%, 1.000% Floor (4)(5)(6)(12)	4/24/2020	18,353,795	18,353,795	18,268,287	2.9%
		Revolving Credit Facility LIBOR + 9.000%, 1.000% Floor (4)(5)(6)(12)	4/24/2020	1,227,679	1,227,679	1,226,328	0.2%
				19,581,474	19,581,474	19,494,615
BRG Sports, Inc.	Consumer Goods: Durable	Senior Secured First Lien Term Loan LIBOR + 6.500%, 1.000% Floor (5)(7)	6/15/2023	6,422,500	6,422,500	6,344,788	1.0%
				6,422,500	6,422,500	6,344,788
Brook & Whittle Holding Corp.	Containers, Packaging & Glass	Senior Secured First Lien Term Loan LIBOR + 5.500%, 1.000% Floor (4)(5)	10/17/2024	2,937,058	2,937,058	2,902,401	0.5%
		Senior Secured First Lien Delayed Draw Term Loan LIBOR + 5.500%, 1.000% Floor (4)(5)	10/17/2024	690,757	690,757	682,606	0.1%
				3,627,815	3,627,815	3,585,007

Company(1)(2)	Industry	Type of Investment	Maturity	Par Amount	Cost	Fair Value	% of Net Assets(3)
Covenant Surgical Partners, Inc.	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loan LIBOR + 4.500%(4)(5)	10/4/2024	6,900,154	6,886,595	6,831,152	1.1%
				6,900,154	6,886,595	6,831,152
CPI International, Inc.	Aerospace & Defense	Senior Secured Second Lien Term Loan LIBOR + 7.250%, 1.000% Floor (5)(7)	7/28/2025	9,900,752	9,874,098	9,510,662	1.5%
				9,900,752	9,874,098	9,510,662
CT Technologies Intermediate Holdings, Inc.	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loan LIBOR + 4.250%, 1.000% Floor (5)(7)	12/1/2021	977,099	843,308	801,221	0.1%
				977,099	843,308	801,221
DataOnline Corp.	High Tech Industries	Senior Secured First Lien Term Loan LIBOR + 5.750%, 1.000% Floor (4)(5)(6)	7/31/2025	9,925,000	9,925,000	9,830,713	1.5%
				9,925,000	9,925,000	9,830,713
Dermatologists of Southwestern Ohio, LLC	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loan LIBOR + 6.500%, 1.000% Floor (5)(7)	4/20/2022	2,456,796	2,456,796	2,434,439	0.4%
		Senior Secured First Lien Delayed Draw Term Loan LIBOR + 6.500%, 1.000% Floor (5)(7)	4/20/2022	932,129	932,129	923,646	0.1%
				3,388,925	3,388,925	3,358,085
DirectBuy Home Improvement, Inc.	Retail	Subordinated notes LIBOR + 6.500%, 1.000% Floor (13)	6/20/2022	260,919	260,919	260,919	0.0%
		Common Stock - 191,678 shares (11)		—	75,340	74,754	0.0%
				260,919	336,259	335,673
Dryden 38 Senior Loan Fund, Series 2015-38A	Multi-Sector Holdings	Subordinated Notes 12.092% effective yield (8)(9)(10)	7/15/2027	7,000,000	4,781,219	4,691,288	0.7%
				7,000,000	4,781,219	4,691,288
Dryden 43 Senior Loan Fund, Series 2016-43A	Multi-Sector Holdings	Subordinated Notes 5.640% effective yield (5)(8)(9)(10)	7/20/2029	3,620,000	2,801,234	2,441,690	0.4%
				3,620,000	2,801,234	2,441,690
Dryden 49 Senior Loan Fund, Series 2017-49A	Multi-Sector Holdings	Subordinated Notes 7.275% effective yield (5)(9)(10)	7/18/2030	17,233,288	14,211,718	12,514,831	2.0%
				17,233,288	14,211,718	12,514,831
First Boston Construction Holdings, LLC	Banking, Finance, Insurance & Real Estate	Senior secured first lien notes 12.000% (5)	2/23/2023	9,965,000	9,965,000	9,965,000	1.6%
		Preferred Equity - 2,491,250 units (5)(11)		—	2,491,250	2,491,250	0.4%
				9,965,000	12,456,250	12,456,250
FKI Security Group, LLC	Capital Equipment	Senior Secured First Lien Term Loan LIBOR + 8.500%, 1.000% Floor (5)(7)	3/30/2020	11,000,000	11,000,000	10,688,700	1.7%
				11,000,000	11,000,000	10,688,700
Friedrich Holdings, Inc.	Construction & Building	Senior Secured First Lien Term Loan LIBOR + 5.500%, 1.000% Floor (5)(7)	2/7/2023	10,580,000	10,580,000	10,499,592	1.6%
				10,580,000	10,580,000	10,499,592
GK Holdings, Inc.	Services: Business	Senior Secured Second Lien Term Loan LIBOR + 10.250%, 1.000% Floor (4)	1/20/2022	10,000,000	10,000,000	8,147,000	1.3%
				10,000,000	10,000,000	8,147,000
Golden West Packaging Group LLC	Forest Products & Paper	Senior Secured First Lien Term Loan LIBOR + 5.250%, 1.000% Floor (5)(7)	6/20/2023	1,454,574	1,454,574	1,448,174	0.2%
				1,454,574	1,454,574	1,448,174
Heligear Acquisition Co.	Aerospace & Defense	Senior secured first lien notes 10.250% (5)(8)	10/15/2019	15,000,000	15,000,000	14,613,000	2.3%
				15,000,000	15,000,000	14,613,000
Holland Acquisition Corp.	Energy: Oil & Gas	Senior Secured First Lien Term Loan LIBOR + 9.000%,	5/29/2020	4,408,696	4,387,535	3,009,636	0.5%
				4,408,696	4,387,535	3,009,636

Company(1)(2)	Industry	Type of Investment	Maturity	Par Amount	Cost	Fair Value	% of Net Assets(3)
Hylan Datacom & Electrical LLC	Construction & Building	Senior Secured First Lien Term Loan LIBOR + 7.500%, 1.000% Floor (5)(7)	7/25/2021	14,140,026	14,140,026	13,150,224	2.1%
				14,140,026	14,140,026	13,150,224
IHS Intermediate, Inc.	Services: Business	Senior Secured Second Lien Term Loan LIBOR + 8.250%, 1.000% Floor (4)	7/20/2022	25,000,000	25,000,000	20,727,500	3.2%
				25,000,000	25,000,000	20,727,500
Impact Group, LLC	Services: Business	Senior Secured First Lien Term Loan LIBOR + 6.500%, 1.000% Floor (4)(5)	6/27/2023	5,827,301	5,827,301	5,559,245	0.9%
				5,827,301	5,827,301	5,559,245
Interflex Acquisition Company, LLC	Containers, Packaging & Glass	Senior Secured First Lien Term Loan LIBOR + 9.000%, 1.000% Floor (5)(7)	8/18/2022	12,998,453	12,998,452	12,176,950	1.9%
				12,998,453	12,998,452	12,176,950
Iqor US Inc.	Services: Business	Senior Secured First Lien Term Loan LIBOR + 5.000%, 1.000% Floor (7)	4/1/2021	14,308,955	13,473,318	13,915,463	2.2%
				14,308,955	13,473,318	13,915,463
Isagenix International, LLC	Wholesale	Senior Secured First Lien Term Loan LIBOR + 5.750%, 1.000% Floor (4)(5)	6/16/2025	1,900,000	1,891,274	1,489,220	0.2%
				1,900,000	1,891,274	1,489,220
Isola USA Corp.	High Tech Industries	Senior Secured Second Lien Term Loan LIBOR + 9.500%, 1.000% Floor, PIK (4)(6)	1/2/2023	9,685,569	7,187,239	6,800,238	1.1%
		Common Units - 10,283,782 units (9)(11)		—	—	—	0.0%
				9,685,569	7,187,239	6,800,238
JFL-WCS Partners, LLC	Environmental Industries	Preferred Units - 618,876 6.000%, PIK (5)(9)		—	618,876	618,876	0.1%
		Common Units - 68,764 units (5)(9)(11)		—	68,764	1,461,923	0.2%
				—	687,640	2,080,799
Keystone Acquisition Corp.	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loan LIBOR + 5.250%, 1.000% Floor (4)(5)	5/1/2024	1,811,791	1,743,554	1,715,404	0.3%
		Senior Secured Second Lien Term Loan LIBOR + 9.250%, 1.000% Floor (4)(5)	5/1/2025	7,000,000	6,896,081	6,619,900	1.0%
				8,811,791	8,639,635	8,335,304
L&S Plumbing Partnership, Ltd.	Construction & Building	Senior Secured First Lien Term Loan LIBOR + 8.500%, 1.000% Floor (4)(5)	2/15/2022	10,283,287	10,283,287	10,283,287	1.6%
				10,283,287	10,283,287	10,283,287
Magnetite XIX, Limited	Multi-Sector Holdings	Subordinated Notes LIBOR + 7.610% (4)(8)(9)(10)	7/17/2030	2,000,000	1,874,937	1,831,651	0.3%
		Subordinated Notes 5.254% effective yield (5)(8)(9)(10)	7/17/2030	13,730,209	11,073,051	9,293,978	1.5%
				15,730,209	12,947,988	11,125,629
Manna Pro Products, LLC	Consumer Goods: Non-durable	Senior Secured First Lien Term Loan LIBOR + 6.000%, 1.000% Floor (5)(6)(7)	12/8/2023	4,104,167	4,104,167	3,901,831	0.6%
		Senior Secured First Lien Delayed Draw Term Loan LIBOR + 6.000%, 1.000% Floor (5)(6)(7)	12/8/2023	833,333	833,333	792,250	0.1%
				4,937,500	4,937,500	4,694,081
Midwest Physician Administrative Services, LLC	Healthcare & Pharmaceuticals	Senior Secured Second Lien Term Loan LIBOR + 7.000%, 0.750% Floor (7)	8/15/2025	1,950,000	1,875,286	1,901,250	0.3%
				1,950,000	1,875,286	1,901,250
Novetta Solutions, LLC	High Tech Industries	Senior Secured Second Lien Term Loan LIBOR + 8.500%, 1.000% Floor (7)	10/16/2023	11,000,000	10,932,354	10,456,600	1.6%
				11,000,000	10,932,354	10,456,600

Company(1)(2)	Industry	Type of Investment	Maturity	Par Amount	Cost	Fair Value	% of Net Assets(3)
Offen Inc.	Transportation: Cargo	Senior Secured First Lien Term Loan LIBOR + 5.000%, 1.000% Floor (6)	6/21/2026	2,938,053	2,908,673	2,908,673	0.5%
				2,938,053	2,908,673	2,908,673
Path Medical, LLC	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loan LIBOR + 9.500%, 1.000% Floor, PIK (5)(7)	10/11/2021	16,572,335	16,255,197	15,205,118	2.4%
		Senior Secured First Lien Term Loan LIBOR + 10.000%, 1.000% Floor (5)(6)(7)	10/11/2021	656,000	656,000	653,166	0.1%
		Warrants - 36,716 warrants(5)(11)	1/9/2027	—	669,709	—	0.0%
				17,228,335	17,580,906	15,858,284
PetroChoice Holdings, Inc.	Chemicals, Plastics & Rubber	Senior Secured Second Lien Term Loan LIBOR + 8.750%, 1.000% Floor (4)(5)	8/21/2023	9,000,000	9,000,000	8,937,000	1.5%
				9,000,000	9,000,000	8,937,000
Polymer Solutions Group Holdings, LLC	Chemicals, Plastics & Rubber	Senior Secured First Lien Term Loan LIBOR + 6.500%, 1.000% Floor (5)(7)	6/30/2021	2,432,861	2,432,861	2,426,049	0.4%
				2,432,861	2,432,861	2,426,049
Press Ganey Holdings, Inc	Healthcare & Pharmaceuticals	Senior Secured Second Lien Term Loan LIBOR + 6.500%, 1.000% Floor (7)	10/21/2024	2,842,724	2,883,371	2,832,206	0.4%
				2,842,724	2,883,371	2,832,206
Project Silverback Holdings Corp.	High Tech Industries	Senior Secured First Lien Term Loan LIBOR + 3.500%, 1.000% Floor (7)	8/21/2024	4,912,500	4,306,442	4,273,875	0.7%
				4,912,500	4,306,442	4,273,875
Proppants Holdings, LLC	Energy: Oil & Gas	Common Units - 161,852 units (11)		—	874,363	874,001	0.1%
		Common Units - 161,852 units (11)		—	8,832	8,093	0.0%
				—	883,195	882,094
PT Network, LLC	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loan LIBOR + 6.500%, 1.000% Floor	11/30/2023	7,921,094	7,408,412	7,405,430	1.3%
		Membership Units - 1.441 units		—	—	—	0.1%
				7,921,094	7,408,412	7,405,430
RateGain Technologies, Inc.	Hotel, Gaming & Leisure	Subordinated Notes (5)(11)	7/31/2020	476,190	476,190	476,190	0.1%
		Subordinated Notes (5)(11)	7/31/2021	476,190	476,190	476,190	0.1%
				952,380	952,380	952,380
Redwood Services Group, LLC	Services: Business	Senior Secured First Lien Term Loan LIBOR + 6.000%, 1.000% Floor (4)(5)(6)	6/6/2023	19,969,281	19,969,281	19,779,572	3.1%
		Revolving Credit Facility LIBOR + 6.000%, 1.000% Floor (4)(5)(6)	6/6/2023	1,437,500	1,437,500	1,413,638	0.2%
				21,406,781	21,406,781	21,193,210
Resolute Investment Managers, Inc.	Banking, Finance, Insurance & Real Estate	Senior Secured Second Lien Term Loan LIBOR + 7.500%, 1.000% Floor (4)(5)	4/30/2023	7,950,000	7,909,581	7,899,120	1.2%
				7,950,000	7,909,581	7,899,120
Rhombus Cinema Holdings, LP	Media: Diversified & Production	Preferred Equity 10.000% - 7,449 shares (5)(9)		—	4,584,207	4,067,175	0.6%
		Common Units - 3,163 units (5)(8)(11)		—	3,162,793	—	0.0%
				—	7,747,000	4,067,175
RMS Holding Company, LLC	Services: Business	Senior Secured First Lien Term Loan LIBOR + 6.000%, 1.000% Floor (5)(7)	11/16/2022	18,179,877	18,179,877	18,019,894	2.8%
		Revolving Credit Facility LIBOR + 6.000%, 1.000% Floor (4)(5)(6)	11/16/2022	2,322,033	2,322,033	2,287,546	0.4%
				20,501,910	20,501,910	20,307,440

Company(1)(2)	Industry	Type of Investment	Maturity	Par Amount	Cost	Fair Value	% of Net Assets(3)
SavATree, LLC	Environmental Industries	Senior Secured First Lien Term Loan LIBOR + 5.250%, 1.000% Floor (4)(5)	6/2/2022	4,355,785	4,355,785	4,355,785	0.7%
				4,355,785	4,355,785	4,355,785
SFP Holding, Inc.	Construction & Building	Senior Secured First Lien Term Loan LIBOR + 6.250%, 1.000% Floor (5)(6)(11)	9/1/2022	9,224,604	9,224,604	9,132,358	1.4%
		Senior Secured First Lien Delayed Draw Term Loan LIBOR + 6.250%, 1.000% Floor (5)(6)(11)	9/1/2022	850,000	850,000	850,000	0.1%
		Equity - 0.94% of outstanding equity (5)(11)		—	657,115	657,115	0.1%
				10,074,604	10,731,719	10,639,473
Shift4 Payments, LLC	Banking, Finance, Insurance & Real Estate	Senior Secured Second Lien Term Loan LIBOR + 8.500%, 1.000% Floor (4)(5)	11/28/2025	9,950,000	9,869,825	9,604,735	1.5%
				9,950,000	9,869,825	9,604,735
Ship Supply Acquisition Corporation	Services: Business	Senior Secured First Lien Term Loan LIBOR + 8.000%, 1.000% Floor (4)(5)(13)	7/31/2020	21,867,378	21,495,414	—	0.0%
				21,867,378	21,495,414	—
Simplified Logistics, LLC	Services: Business	Senior Secured First Lien Term Loan LIBOR + 6.500%, 1.000% Floor (4)(5)(6)	2/28/2022	18,574,575	18,574,575	18,574,575	2.9%
				18,574,575	18,574,575	18,574,575
SMART Financial Operations, LLC	Retail	Preferred Equity - 1,000,000 units (5)(9)(11)		—	1,000,000	770,000	0.1%
				—	1,000,000	770,000
Smile Doctors, LLC	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loan LIBOR + 5.750%, 1.000% Floor (4)(5)	10/6/2022	8,292,046	8,292,046	8,051,577	1.3%
		Senior Secured First Lien Delayed Draw Term Loan LIBOR + 5.750%, 1.000% Floor (4)(5)(6)	10/6/2022	3,310,278	3,310,278	3,146,322	0.5%
				11,602,324	11,602,324	11,197,899
Sound Point CLO XX, Ltd.	Multi-Sector Holdings	Subordinated Notes 13.937% effective yield (5)(8)(9)(10)	7/26/2031	4,489,000	4,059,832	4,103,175	0.6%
				4,489,000	4,059,832	4,103,175
Southwest Dealer Services, Inc.	Automotive	Senior Secured First Lien Term Loan LIBOR + 6.000%, 1.000% Floor (4)(5)	6/2/2022	4,597,660	4,597,660	4,515,362	0.7%
				4,597,660	4,597,660	4,515,362
Starfish Holdco, LLC	High Tech Industries	Senior Secured Second Lien Term Loan LIBOR + 9.000%, 1.000% Floor (5)(7)	8/18/2025	4,000,000	3,953,405	3,995,200	0.6%
				4,000,000	3,953,405	3,995,200
Sungard AS New Holdings, LLC	Services: Business	Senior Secured First Lien Term Loan LIBOR + 5.000%, 1.000% Floor, 2.500% PIK	2/3/2022	4,933,892	4,933,892	4,933,892	0.8%
		Senior Secured First Lien Term Loan LIBOR + 7.500%, 1.000% Floor	2/3/2022	714,915	694,357	714,915	0.1%
		Membership units - 73,135 units		—	2,163,076	2,163,041	0.3%
				5,648,807	7,791,325	7,811,848
Team Car Care, LLC	Automotive	Senior Secured First Lien Term Loan LIBOR + 8.000%, 1.000% Floor (5)(7)	2/23/2023	14,285,694	14,285,694	14,004,266	2.2%
				14,285,694	14,285,694	14,004,266
Techniplas, LLC	Automotive	Senior Secured First Lien Notes 10.000% (8)	5/1/2020	6,000,000	6,000,000	5,528,400	0.9%
				6,000,000	6,000,000	5,528,400
Tensar Corporation	Capital Equipment	Senior Secured First Lien Term Loan LIBOR + 4.750%, 1.000% Floor (4)	7/9/2021	6,900,187	6,743,870	6,491,006	1.0%

Company(1)(2)	Industry	Type of Investment	Maturity	Par Amount	Cost	Fair Value	% of Net Assets(3)
				6,900,187	6,743,870	6,491,006
The Imagine Group LLC	Media: Advertising, Printing & Publishing	Senior Secured Second Lien Term Loan LIBOR + 8.750%, 1.000% Floor (5)(7)	6/21/2023	8,950,000	8,860,270	6,749,195	1.1%
				8,950,000	8,860,270	6,749,195
The Octave Music Group, Inc.	Media: Diversified & Production	Senior Secured Second Lien Term Loan LIBOR + 8.250%, 1.000% Floor (5)(7)	5/27/2022	6,532,258	6,532,258	6,457,137	1.0%
				6,532,258	6,532,258	6,457,137
True Religion Apparel, Inc.	Retail	Senior Secured First Lien Term Loan 10.000%	10/27/2022	180,813	139,665	—	0.0%
		Common Stock - 2,448 shares(11)		—	—	—	0.0%
		Warrants - 1,122 warrants (11)		—	—	—	0.0%
				180,813	139,665	—
Velocity Pooling Vehicle, LLC	Automotive	Senior Secured First Lien Term Loan LIBOR + 11.000%, 1.000% Floor (4)(5)	4/28/2023	742,482	689,890	651,008	0.1%
		Common units - 4,676 units (5)(11)		—	259,938	259,939	0.0%
		Warrants - 5,591 warrants(5)(11)	3/30/2028	—	310,802	310,804	0.0%
				742,482	1,260,630	1,221,751
Vertafore, Inc.	High Tech Industries	Senior Secured Second Lien Term Loan LIBOR + 7.250%, 1.000% Floor (5)(7)	7/2/2026	9,950,000	9,808,523	9,664,435	1.5%
				9,950,000	9,808,523	9,664,435
VOYA CLO 2016-2, LTD.	Multi-Sector Holdings	Subordinated Notes 2.413% effective yield (5)(8)(9)(10)	7/19/2028	11,088,290	8,532,973	6,870,305	1.1%
				11,088,290	8,532,973	6,870,305
VOYA CLO 2015-2, LTD.	Multi-Sector Holdings	Subordinated Notes 13.904% effective yield (5)(8)(9)(10)	7/19/2028	10,735,659	6,993,146	7,111,301	1.1%
				10,735,659	6,993,146	7,111,301
Walker Edison Furniture Company LLC	Consumer Goods: Durable	Senior Secured First Lien Term Loan LIBOR + 6.500%, 1.000% Floor (4)(5)	9/26/2024	14,812,500	14,812,500	14,812,500	2.3%
		Common units - 2,000 units (5)(9)(11)		—	2,000,000	3,000,000	0.5%
				14,812,500	16,812,500	17,812,500
Watermill-QMC Midco, Inc.	Automotive	Equity - 2.3% partnership interest (5)(9)(11)		—	902,277	315,797	0.0%
				—	902,277	315,797
YRC Worldwide Inc.	Transportation: Cargo	Senior Secured First Lien Term Loan LIBOR + 8.500%, 1.000% Floor (7)(9)	7/26/2022	5,641,066	5,527,749	5,539,527	0.9%
				5,641,066	5,527,749	5,539,527

Total non-controlled/non-affiliated investments					$714,454,593	$663,283,003	103.6%

Controlled/affiliated investments - 22.1%		(14)
1888 Industrial Services, LLC	Energy: Oil & Gas	Revolving Credit Facility LIBOR + 5.000%, 1.000% Floor (4)(5)(6)	9/30/2021	1,194,903	1,194,903	1,194,903	0.2%
		Senior Secured First Lien Term Loan LIBOR + 5.000%, 1.000% Floor (4)(5)	9/30/2021	3,144,481	3,144,481	3,144,481	0.5%
		Senior Secured First Lien Term Loan LIBOR + 8.000%, 1.000% Floor, PIK (4)(5)(13)	9/30/2021	7,815,751	7,024,117	3,907,875	0.6%
		Senior Secured First Lien Term Loan LIBOR + 5.000%, 1.000% Floor (4)(5)	6/30/2021	401,814	401,814	401,814	0.1%
		Units - 7,546.76 units (5)(11)		—	—	—	0.0%
				12,556,949	11,765,315	8,649,073
Access Media Holdings, LLC	Media: Broadcasting & Subscription	Senior Secured First Lien Term Loan 10.000% PIK (5)(7)(13)	7/22/2020	8,561,156	7,458,342	4,815,651	0.8%

Company(1)(2)	Industry	Type of Investment	Maturity	Par Amount	Cost	Fair Value	% of Net Assets(3)
		Common Stock - 14 units (5)(9)(11)		—	—	—	0.0%
		Preferred Equity - 1,400,000 units (5)(9)(11)		—	1,400,000	—	0.0%
		Preferred Equity - 700,000 units (5)(9)(11)		—	700,000	—	0.0%
		Preferred Equity - 849,800 units (5)(6)(9)(11)		—	849,800	(88,200)	0.0%
				8,561,156	10,408,142	4,727,451
Caddo Investors Holdings 1 LLC	Forest Products & Paper	Equity - 12.250% LLC Interest (5)(9)(15)		—	4,972,863	5,445,137	0.9%
				—	4,972,863	5,445,137
Capstone Nutrition, Inc.	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loan LIBOR + 12.500%, 1.000% Floor, PIK (4)(5)(13)	9/25/2020	25,406,608	15,652,279	3,455,299	0.5%
		Senior Secured First Lien Delayed Draw Term Loan LIBOR + 12.500%, 1.000% Floor, PIK (4)(5)(13)	9/25/2020	11,425,241	7,268,839	1,553,833	0.2%
		Senior Secured First Lien Incremental Delayed Draw Term Loan LIBOR + 12.500%, 1.000% Floor, PIK (4)(5)	9/25/2020	2,907,602	2,907,602	2,907,602	0.5%
		Common Stock - 2,197.8 shares (5)(11)		—	9	—	0.0%
		Common Stock - 3,498.5 shares(5)(11)		—	—	—	0.0%
		Common Stock - 7,068.3 shares(5)(11)		—	300,002	—	0.0%
				39,739,451	26,128,731	7,916,734
Charming Charlie LLC	Retail	Senior Secured First Lien Term Loan LIBOR + 10.000%, 1.000% Floor (4)(6)(13)	4/24/2023	3,304,026	3,121,470	—	0.0%
		Senior Secured First Lien Term Loan LIBOR + 10.000%, 1.000% Floor (4)(13)	4/24/2023	4,057,824	2,840,039	—	0.0%
		Senior Secured First Lien Term Loan 20.000%	5/15/2019	182,617	182,617	—	0.0%
		Common Stock - 34,923,249 shares (11)		—	—	—	0.0%
				7,544,467	6,144,126	—
Dynamic Energy Services International LLC	Energy: Oil & Gas	Revolving Credit Facility 12.000% (5)(6)	6/30/2019	937,105	937,105	937,105	0.1%
		Senior Secured First Lien Term Loan 13.500% PIK(5)(7)(13)	12/31/2021	5,624,037	4,449,025	639,453	0.1%
		Common Units - 6,500,000 units (5)(11)		—	—	—	0.0%
				6,561,142	5,386,130	1,576,558
Kemmerer Operations, LLC	Metals & Mining	Senior Secured First Lien Term Loan 15.000% PIK	6/21/2023	1,694,915	1,694,915	1,694,915	0.3%
		Senior Secured First Lien Delayed Draw Term Loan 15.000% PIK (6)	6/21/2023	677,966	677,966	677,966	0.1%
		Common Units - 6.7797 units		—	962,717	962,717	0.2%
				2,372,881	3,335,598	3,335,598
MCM 500 East Pratt Holdings, LLC	Banking, Finance, Insurance & Real Estate	Equity - 5,000,000 units (9)(11)		—	5,000,000	5,000,000	0.8%
				—	5,000,000	5,000,000
MCM Capital Office Park Holdings LLC	Banking, Finance, Insurance & Real Estate	Equity - 7,500,000 units (9)(11)		—	7,500,000	10,837,500	1.7%
				—	7,500,000	10,837,500

Company(1)(2)	Industry	Type of Investment	Maturity	Par Amount	Cost	Fair Value	% of Net Assets(3)
Sierra Senior Loan Strategy JV I LLC	Multi-Sector Holdings	Equity - 87.5% ownership of SIC Senior Loan Strategy JV I LLC (6)(9)(15)		92,050,000	92,050,000	76,555,675	12.0%
				92,050,000	92,050,000	76,555,675
TwentyEighty, Inc.	Services: Business	Senior Secured First Lien Term Loan LIBOR + 4.000%, 1.000% Floor, 4.000% PIK (4)(6)	3/31/2020	7,114,450	7,114,450	7,044,729	1.1%
		Senior Secured First Lien Term Loan 0.250%, 8.750% PIK (4)	3/31/2020	6,981,494	6,811,166	6,981,494	1.1%
		Senior Secured First Lien Term Loan LIBOR + 8.000%, 1.000% Floor (4)	3/31/2020	204,697	204,409	204,697	0.0%
		Common Units - 58,098 units(11)		—	—	3,464,382	0.5%
				14,300,641	14,130,025	17,695,302

Total controlled/affiliated investments					$186,820,930	$141,739,028	22.1%

Money Market Fund - 10.9%
Federated Institutional Prime Obligations Fund		Money Market 2.390% (16)		69,810,676	69,810,676	69,810,676	10.9%
Total money market fund				$69,810,676	$69,810,676	$69,810,676

Derivative instrument - long exposure					Notional Amount	Unrealized Appreciation/(Depreciation)
Total return swap with Citibank, N.A. (Note 5)		Total Return Swap			—	—
Total derivative instrument - long exposure					$—	$—

(1)
All of the Company's investments are domiciled in the United States except for AMMC CLO 22, Limited Series 2018-22A, Apidos CLO XXIV, Series 2016-24A, Dryden 38 Senior Loan Fund, Series 2015-38A, Dryden 43 Senior Loan Fund, Series 2016-43A, Dryden 49 Senior Loan Fund, Series 2017-49A, Magnetite XIX, Limited, Sound Point CLO XX, Ltd.,VOYA CLO 2016-2, LTD and VOYA CLO 2015-2, LTD., which are all domiciled in the Cayman Islands. All foreign investments were denominated in US Dollars.

(2)	Unless otherwise indicated, all securities are valued using significant unobservable inputs, which are categorized as Level 3 assets under the definition of ASC 820 fair value hierarchy.

(3)	Percentage is based on net assets of $640,436,545 as of June 30, 2019.

(4)	The interest rate on these loans is subject to a base rate plus 3 Month "3M" LIBOR, which at June 30, 2019 was 2.32%. The interest rate is subject to a minimum LIBOR floor.

(5)	An affiliated fund that is managed by an affiliate of SIC Advisors LLC also holds an investment in this security.

(6)	The investment has an unfunded commitment as of June 30, 2019. For further details see Note 11. Fair value includes an analysis of the unfunded commitment.

(7)	The interest rate on these loans is subject to a base rate plus 1 Month "1M" LIBOR, which at June 30, 2019 was 2.40%. The interest rate is subject to a minimum LIBOR floor.

(8)
Securities are exempt from registration under Rule 144A of the Securities Act of 1933. These securities represent a fair value of $73,455,911 or 11.4% of net assets as of June 30, 2019 and are considered restricted securities.

(9)	The investment is not a qualifying asset under Section 55 of the Investment Company Act of 1940 (the "1940 Act"). Non-qualifying assets represent 23.2% of the Company's portfolio at fair value.

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

(11)	Security is non-income producing.

(12)	A portion of this investment was sold via a participation agreement. The listed amount is the portion retained by Sierra Income Corporation.

(13)	The investment was on non-accrual status as of June 30, 2019.

(14)
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

(15)	As a practical expedient, the Company uses NAV to determine the fair value of this investment.

(16)	Represents securities in Level 1 in the ASC 820 table (see Note 4).

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
June 30, 2019
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

On April 17, 2012, the Company successfully reached its minimum escrow requirement and officially commenced operations by issuing 1,108,033 shares of common stock to SIC Advisors for gross proceeds of $10,000,000. On July 2, 2018, the Company’s board of directors determined to terminate the Company’s offering effective as of July 31, 2018. As of June 30, 2019, the Company has sold a total of 100,462,586 shares of common stock, which includes shares issued as part of the distribution reinvestment plan (see Note 13), for total gross proceeds of $1.0 billion, which includes the shares sold to SIC Advisors. The proceeds from the issuance of common stock are presented in the Company’s Consolidated Statements of Changes in Net Assets and Consolidated Statements of Cash Flows and are presented net of selling commissions and dealer manager fees.

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

The Company holds debt investments that contain a payment-in-kind (PIK) interest provision. PIK interest, which represents contractually deferred interest added to the investment balance that is generally due at maturity, is recorded on an accrual basis to the extent such amounts are expected to be collected. PIK interest is not accrued if the Company does not expect the issuer to be able to pay all principal and interest when due. For the three and six months ended June 30, 2019, the Company earned PIK interest of $1,228,921 and $2,320,079, respectively. For the three and six months ended June 30, 2018, the Company earned PIK interest of $794,776 and $1,443,899, respectively.

Investment transactions are accounted for on a trade-date basis. Realized gains or losses on investments are measured by the difference between the net proceeds from the disposition and the amortized cost basis of investment, without regard to unrealized gains or losses previously recognized. For the three and six months ended June 30, 2019, the Company recognized realized losses on investments of $6,991,921 and $12,371,727, respectively, related to certain non-cash restructuring transactions, which are recorded on the Consolidated Statements of Operations as a component of net realized gain/(loss) from non-controlled/non-affiliated investments and/or net realized gain/(loss) from controlled/affiliated investments. For the three and six months ended June 30, 2018, the Company recognized realized losses on investments of $0 and $26,781,391, respectively, related to certain non-cash restructuring transactions, which are recorded on the Consolidated Statements of Operations as a component of net realized gain/(loss) from non-controlled/non-affiliated investments and/or net realized gain/(loss) from controlled/affiliated investments.The Company reports changes in fair value of investments that are measured at fair value as a component of the net change in unrealized appreciation/(depreciation) on investments in the Consolidated Statements of Operations. For total return swap transactions (see Note 5), periodic payments are received or made at the end of each settlement period, but prior to settlement are recorded as realized gains or losses on total return swap in the Consolidated Statements of Operations.

Management reviews all loans that become 90 days or more past due on principal and interest or when there is reasonable doubt that principal or interest will be collected for possible placement on management's designation of non-accrual status. Accrued interest is generally reserved when a loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment regarding collectability. Loans on non-accrual status are restored to accrual status when past due principal and interest is paid and, in management’s judgment, are likely to remain current, although the Company may make exceptions to this general rule if the loan has sufficient collateral value and is in the process of collection. As of June 30, 2019, seven portfolio companies were on non-accrual status with a cost of $69,570,444, or 7.7% of the cost of the Company's portfolio, and a fair value of $14,633,030, or 1.8% of the fair value of the Company's portfolio. As of December 31, 2018, seven portfolio companies were on non-accrual status with a cost of $87,597,395, or 8.7% of the cost of the Company's portfolio, and a fair value of $41,109,398, or 4.5% of the fair value of the Company's portfolio.

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

The Taxable Subsidiaries accrue income taxes payable based on the applicable corporate rates on the unrealized gains generated by the investments held by the Taxable Subsidiaries. As of June 30, 2019 and December 31, 2018, the Company recorded a deferred tax liability of $0 and $0, respectively, on the Consolidated Statements of Assets and Liabilities. The change in deferred tax liabilities is included as a component of net realized and unrealized gain/(loss) on investments on the Consolidated Statements of Operations.

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

The Company accounts for income taxes in conformity with ASC Topic 740 - Income Taxes (“ASC 740”). ASC 740 provides guidelines for how uncertain tax positions should be recognized, measured, presented and disclosed in financial statements. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions deemed to meet the “more-likely-than-not” threshold would be recorded as a tax benefit or expense in the current period. The Company recognizes interest and penalties, if any, related to unrecognized tax benefits as income tax expense in the Consolidated Statements of Operations. There were no interest or penalties due to material uncertain income tax positions at June 30, 2019 and 2018. For the three and six months ended June 30, 2019 the company recognized $828,611 relating to state income taxes and $3,236,233 relating to federal income taxes as a result of the sale of Medley Chiller Holdings LLC. These taxes are recorded on the Consolidated Statements of Operations as a component of net realized gain/(loss) from controlled/affiliated investments.

The following table reflects, for U.S. federal income tax purposes, the sources of the cash distributions that the Company has paid on its common stock for the six months ended June 30, 2019 and 2018:

	Six Months Ended June 30, 2019		Six Months Ended June 30, 2018
Source of Distribution	Distribution Amount	Percentage	Distribution Amount	Percentage
Ordinary income	$31,787,931	100.0%	$31,076,562	100.0%
Net realized gain	—	—	—	—
Return of capital	—	—	—	—
Distributions on a tax basis	$31,787,931	100.0%	$31,076,562	100.0%

As of June 30, 2019, for federal income tax purposes, the aggregate gross unrealized appreciation and the aggregate gross unrealized depreciation are $13,510,784 and $114,422,597, respectively. As of June 30, 2019, net unrealized depreciation is $100,911,813 based on a tax basis cost of $905,933,834.

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

Note 3. Investments
The following table shows the amortized cost and the fair value of the Company’s portfolio investments as of June 30, 2019:

	Amortized Cost	Percentage	Fair Value	Percentage
Senior secured first lien term loans	$464,604,012	51.5%	$401,886,948	50.0%
Senior secured second lien term loans	160,476,041	17.8	149,900,159	18.6
Senior secured first lien notes	30,965,000	3.4	30,106,400	3.7
Subordinated notes	73,542,052	8.2	67,042,643	8.3
Sierra Senior Loan Strategy JV I LLC	92,050,000	10.3	76,555,675	9.5
Equity/warrants	79,638,418	8.8	79,530,206	9.9
Total	$901,275,523	100.0%	$805,022,031	100.0%

The following table shows the amortized cost and the fair value of the Company’s portfolio investments as of December 31, 2018:

	Amortized Cost	Percentage	Fair Value	Percentage
Senior secured first lien term loans	$532,302,573	52.9%	$479,593,279	52.0%
Senior secured second lien term loans	174,258,971	17.3	169,923,547	18.4
Senior secured first lien notes	37,930,308	3.8	35,495,093	3.8
Subordinated notes	92,050,000	9.2	82,515,860	8.9
Sierra Senior Loan Strategy JV I LLC	77,930,062	7.7	66,187,857	7.2
Equity/warrants	91,194,948	9.1	89,765,126	9.7
Total	$1,005,666,862	100.0%	$923,480,762	100.0%

The following table shows the composition of the Company’s portfolio investments by industry classification at amortized cost and fair value as of June 30, 2019:

Industry Classification	Amortized Cost	Percentage	Fair Value	Percentage
Services: Business	$158,200,629	17.6%	$133,931,579	16.6%
Multi-Sector Holdings	164,378,752	18.2%	142,385,017	17.7%
Healthcare & Pharmaceuticals	92,131,243	10.2%	71,205,546	8.8%
High Tech Industries	71,556,298	7.9%	66,061,383	8.2%
Aerospace & Defense	49,874,115	5.5%	48,953,662	6.1%
Banking, Finance, Insurance & Real Estate	42,735,656	4.7%	45,797,605	5.7%
Construction & Building	45,735,032	5.1%	44,572,576	5.5%
Wholesale	34,570,004	3.8%	37,137,046	4.6%
Transportation: Cargo	19,538,627	2.2%	19,499,335	2.4%
Automotive	27,046,261	3.0%	25,585,576	3.2%
Consumer Goods: Durable	23,235,000	2.6%	24,157,288	3.0%
Hotel, Gaming & Leisure	20,533,856	2.3%	20,446,997	2.5%
Capital Equipment	17,743,870	2.0%	17,179,706	2.1%
Containers, Packaging & Glass	16,626,267	1.8%	15,761,957	2.0%
Media: Diversified & Production	14,279,258	1.6%	10,524,312	1.3%
Services: Consumer	15,600,000	1.7%	15,469,960	1.9%
Energy: Oil & Gas	22,422,175	2.5%	14,117,361	1.8%
Chemicals, Plastics & Rubber	11,432,861	1.3%	11,363,049	1.4%
Transportation: Consumer	7,003,197	0.8%	6,930,182	0.9%
Forest Products & Paper	6,427,437	0.7%	6,893,311	0.9%
Media: Advertising, Printing & Publishing	8,860,270	1.0%	6,749,195	0.8%
Environmental Industries	5,043,425	0.6%	6,436,584	0.8%
Media: Broadcasting & Subscription	10,408,142	1.2%	4,727,451	0.6%
Consumer Goods: Non-durable	4,937,500	0.5%	4,694,081	0.6%
Metals & Mining	3,335,598	0.4%	3,335,599	0.4%
Retail	7,620,050	0.8%	1,105,673	0.1%
Total	$901,275,523	100.0%	$805,022,031	100.0%

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

See the Consolidated Schedule of Investments for industry classifications of the underlying total return swap ("TRS") reference assets as December 31, 2018. There were no underlying TRS assets as of June 30, 2019.

The following table shows the composition of the Company’s portfolio investments by geography classification at fair value as of June 30, 2019 and December 31, 2018:

	June 30, 2019		December 31, 2018
Geography	Fair Value	Percentage	Fair Value	Percentage
United States	$739,192,689	91.8%	$853,885,729	92.4%
Cayman Islands	65,829,342	8.2	65,235,477	7.1
Canada	—	—	4,359,556	0.5
Total	$805,022,031	100.0%	$923,480,762	100.0%

Transactions with Controlled/Affiliated Companies

During the six months ended June 30, 2019 and 2018, the Company had investments in portfolio companies designated as controlled/affiliated investments under the 1940 Act. Transactions with controlled/affiliated investments were as follows:

Name of Investment(3)	Type of Investment	Fair Value at December 31, 2018	Purchases/ (Sales) of Investments	Transfers In/(Out) of Investments	Net change in unrealized appreciation/ (depreciation)	Realized Gain/(Loss)	Fair Value at June 30, 2019	Income Earned
1888 Industrial Services, LLC	Revolving Credit Facility	$943,344	$251,559	$—	$—	$—	$1,194,903	$41,090
	Senior Secured First Lien Term Loan	3,144,481	—	—	—	—	3,144,481	121,706
	Senior Secured First Lien Term Loan	6,005,623	1,695	—	(2,099,443)	—	3,907,875	—
	Senior Secured First Lien Term Loan	—	401,814	—	—	—	401,814	248
	Membership Units	—	—	—	—	—	—	—
Access Media Holdings, LLC	Senior Secured First Lien Term Loan	5,141,747	35,935	—	(362,031)	—	4,815,651	—
	Common Stock	—	—	—	—	—	—	—
	Preferred Equity	—	—	—	—	—	—	—
	Preferred Equity	—	—	—	—	—	—	—
	Preferred Equity	(88,200)	—	—	—	—	(88,200)	—
Caddo Investors Holdings 1 LLC	Equity	5,186,935	—	—	258,202	—	5,445,137	—
Capstone Nutrition, Inc.	Senior Secured First Lien Term Loan	9,524,176			(4,515,044)	—	5,009,132	—
	Senior Secured First Lien Delayed Draw Term Loan	4,282,981	—	—	(4,282,981)	—	—	—
	Senior Secured First Lien Incremental Delayed Draw Term Loan	1,745,510	1,162,092	—	—	—	2,907,602	267,373
	Common Stock	—	—	—	—	—	—	—
	Common Stock	—	—	—	—	—	—	—
	Common Stock	—	—	—	—	—	—	—
Charming Charlie LLC	Senior Secured First Lien Term Loan	3,121,470	—	—	(3,121,470)	—	—	—
	Senior Secured First Lien Term Loan	1,515,547	102,381	—	(1,617,928)	—	—	—
	Senior Secured First Lien Term Loan	182,617	—	—	(182,617)	—	—	18,363
	Senior Secured First Lien Term Loan	—	—	—	—	—	—	12,274
	Common Stock	—	—	—	—	—	—	—
Dynamic Energy Services International LLC	Revolving Credit Facility	—	690,428	246,677			937,105	42,479
	Senior Secured First Lien Term Loan	—	—	9,828,831	(3,809,572)	(5,379,805)	639,454	—
	Equity	—	—	—	—	—	—	—
Kemmerer Operations, LLC	Senior Secured First Lien Term Loan	—	1,694,915	—	—	—	1,694,915	7,062
	Senior Secured First Lien Delayed Draw Term Loan	—	677,966	—	—	—	677,966	—
	Equity	—	962,717	—	—	—	962,717	—
MCM 500 East Pratt Holdings, LLC	Equity	5,000,000	—	—	—	—	5,000,000	183,627
MCM Capital Office Park Holdings LLC	Equity	12,499,125	—	—	(1,661,625)	—	10,837,500	141,234
Medley Chiller Holdings LLC	Equity	9,098,157	(23,360,420)	—	(470,657)	14,732,920	—	557,697
Nomida LLC(1)	Equity	989,820	(771,420)	—	1,299,940	(1,518,340)	—	—
Sierra Senior Loan Strategy JV I LLC(2)	Equity	82,515,860	—	—	(5,960,185)	—	76,555,675	4,200,000

TwentyEighty, Inc.	Senior Secured First Lien Term Loan	6,975,035	139,415	—	(69,721)	—	7,044,729	283,208
	Senior Secured First Lien Term Loan	6,497,461	404,802	—	79,231	—	6,981,494	306,079
	Senior Secured First Lien Term Loan	319,870	(118,076)	—	2,390	513	204,697	15,525
	Senior Secured First Lien Term Loan	—	—	—	—	—	—	—
	Equity	404,943	—	—	3,059,439	—	3,464,382	—
Total		$165,006,502	$(17,724,197)	$10,075,508	$(23,454,072)	$7,835,288	$141,739,029	$6,197,965

Name of Investment(3)	Type of Investment	Fair Value at December 31, 2017	Purchases/ (Sales) of Investments	Transfers In/(Out) of Investments	Net change in unrealized appreciation/ (depreciation)	Realized Gain/(Loss)	Fair Value at June 30, 2018	Income Earned
1888 Industrial Services, LLC	Senior Secured First Lien Term Loan	$188,669	$880,455	$—	$—	$—	$1,069,124	$20,178
	Senior Secured First Lien Term Loan	3,144,481	—	—	—	—	3,144,481	110,574
	Senior Secured First Lien Term Loan	7,078,964	450,275	—	(800,634)	—	6,728,605	368,665
	Membership Units	—	—	—	—	—	—	—
Access Media Holdings, LLC	Senior Secured First Lien Term Loan	7,390,587	31,820	—	(2,280,614)	—	5,141,793	—
	Common Stock	—	—	—	—	—	—	—
	Preferred Equity	—	—	—	—	—	—	—
	Preferred Equity	—	—	—	—	—	—	—
	Preferred Equity	130,200	226,800	—	(434,000)	—	(77,000)	—
Capstone Nutrition	Senior Secured First Lien Term Loan	12,042,301	—	—	(2,924,653)	—	9,117,648	—
	Senior Secured First Lien Term Loan	5,210,693	—	—	(1,265,494)	—	3,945,199	—
	Senior Secured First Lien Term Loan	—	1,617,800	—	—	—	1,617,800	—
	Common Stock	—	—	—	—	—	—	—
	Common Stock	—	—	—	—	—	—	—
	Common Stock	—	—	—	—	—	—	—
Charming Charlie LLC	Senior Secured First Lien Term Loan	—	2,470,184	—	(35,167)	—	2,435,017	85,265
	Senior Secured First Lien Term Loan	—	3,043,620	—	—	—	3,043,620	82,552
	Common Stock		—	—	—	—	—	—
MCM 500 East Pratt Holdings, LLC	Equity	455,871	4,544,129	—	—	—	5,000,000	188,575
MCM Capital Office Park Holdings LLC	Equity	7,500,000	—	—	—	—	7,500,000	194,805
Medley Chiller Holdings LLC	Equity	—	8,627,500	—	(128,614)	—	8,498,886	—
Nomida LLC(1)	Senior Secured First Lien Term Loan	2,935,000	(2,935,000)	—	—	—	—	71,564
	Equity	5,400,000	(606,000)	—	(504,000)	—	4,290,000	—
Sierra Senior Loan Strategy JV I LLC(2)	Equity	79,515,513	7,683,750	—	(2,047,501)	—	85,151,762	3,937,500
TwentyEighty, Inc.	Senior Secured First Lien Term Loan	5,501,849	379,928	—	(192,705)	—	5,689,072	280,270
	Senior Secured First Lien Term Loan	6,696,055	137,785	—	(89,523)	—	6,744,317	270,794
	Senior Secured First Lien Term Loan	3,098,085	(688,902)	—	(3,002)	—	2,406,181	1,184
	Senior Secured First Lien Term Loan	—	—	—	—	—	—	140,655
	Equity	—	—	—	—	—	—	—
Total		$146,288,268	$25,864,144	$—	$(10,705,907)	$—	$161,446,505	$5,752,581

(1)
Nomida, LLC ("Nomida") is a non-public real estate investment formed by the Company to purchase and develop a residential property. The Company is the sole equity shareholder of Nomida and has provided 100% of the debt financing to the entity. The Company is Nomida’s sole member responsible for Nomida’s daily operations. In addition, the Chief Financial Officer and Secretary of the Company also serves as President of Nomida. The assets of Nomida are comprised of a residential development property in the city of Chicago, IL and the proceeds of the loan from the Company; the liabilities of Nomida consist of the loan payable to the Company. As of June 30, 2019, the loan payable has been fully paid off.

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

(3)	The par amount and additional detail are shown in the consolidated schedule of investments

Purchases/(sales) of investments in controlled/affiliated investments are included in the purchases and sales presented on the Consolidated Statements of Cash Flows for the six months ended June 30, 2019 and 2018. Transfers in/(out) of controlled/affiliated represents the fair value for the month an investment became or was removed as a controlled/affiliates investment. Income received from controlled/affiliated investments is included in total investment income on the Consolidated Statements of Operations for the six months ended June 30, 2019 and 2018.

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

As of June 30, 2019 and December 31, 2018, Sierra JV had total capital commitments of $116 million, with the Company providing $101.5 million and GALIC providing $14.5 million. Approximately $105.2 million was funded as of June 30, 2019 and December 31, 2018, relating to these commitments, of which $92.1 million was from the Company. The Company does not have the right to withdraw any of their respective capital commitment, unless in connection with a transfer of its membership interests. The Company may transfer full membership interests as long as it is approved by all members and transferred in a transaction exempt from the registration requirements of the Securities Act of 1933, as amended, or applicable state securities laws.

At June 30, 2019 and December 31, 2018, Sierra JV had a $250 million senior secured revolving credit facility (the "JV Facility") with Deutsche Bank, AG, New York Branch ("DB"). The JV Facility bears interest at a rate of LIBOR (with no minimum) plus 2.50% per annum. On March 29, 2019, the JV amended the Credit Facility and extended the reinvestment period. On March 29, 2019, the JV Facility reinvestment period was extended to June 28, 2019 from March 30, 2019. On June 28, 2019, the JV Facility reinvestment period was further extended to October 28, 2019. The final maturity date is March 30, 2022 and is secured substantially by all of the SPV's assets, subject certain exclusions set forth in the Credit Facility. As of June 30, 2019 and December 31, 2018, there was $204.9 million outstanding under the JV Facility.

The following table shows a summary of Sierra JV's portfolio as of June 30, 2019 and December 31, 2018:

	June 30, 2019	December 31, 2018
Senior secured loans(1)	$274,383,740	$284,070,735
Weighted average current interest rate on senior secured loans(2)	7.41%	7.61%
Number of borrowers in the Sierra JV	60	58
Investments at fair value	$265,411,129	$277,168,454
Largest loan to a single borrower(1)	$10,942,429	$11,058,001
Total of five largest loans to borrowers(1)	$46,624,917	$48,114,884

(1)	At par value.

(2)	Computed as the (a) annual stated interest rate on accruing senior secured loans, divided by (b) total senior secured loans at principal amount.

The following is a listing of the individual investments in Sierra JV's portfolio as of June 30, 2019 (unaudited):

Company	Industry	Type of Investment	Maturity	Par Amount	Cost	Fair Value(1)
4Over International, LLC	Media: Advertising, Printing & Publishing	Senior Secured First Lien Term Loan LIBOR + 6.00%, 1.00% LIBOR Floor (2)	6/7/2022	$10,942,429	$10,942,429	$10,691,848
Acrisure, LLC	Banking, Finance, Insurance & Real Estate	Senior Secured First Lien Term Loan LIBOR + 4.25%, 1.00% LIBOR Floor (2)	11/22/2023	2,571,557	2,577,749	2,554,327
BW NHHC HOLDCO INC	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loan LIBOR + 3.75%, 1.00% LIBOR Floor (2)	5/15/2025	5,194,895	5,127,411	4,796,446
Callaway Golf Company	Consumer Goods: Durable	Senior Secured First Lien Term Loan LIBOR + 5.00%, 1.00% LIBOR Floor (2)	1/4/2026	2,967,562	2,912,702	2,992,787
Cardenas Markets LLC	Retail	Senior Secured First Lien Term Loan LIBOR + 4.50%(2)	11/29/2023	6,337,500	6,297,506	6,128,996
CD&R TZ Purchaser, Inc.	Services: Consumer	Senior Secured First Lien Term Loan LIBOR + 5.75%, 1.00% LIBOR Floor (2)	7/21/2023	6,317,772	6,262,457	6,282,392
CHA Consulting, Inc.	Construction & Building	Senior Secured First Lien Term Loan LIBOR + 6.00%, 1.00% LIBOR Floor (4)	4/10/2025	1,957,528	1,951,911	1,924,816
Covenant Surgical Partners, Inc.	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loan LIBOR + 4.50%, 1.00% LIBOR Floor (4)(5)	10/4/2024	9,857,363	9,838,736	9,758,789
CT Technologies Intermediate Holdings, Inc.	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loan LIBOR + 4.50%(4)	12/1/2021	4,142,689	4,071,168	3,397,005
Directbuy Home Improvement, Inc.	Retail	Senior Secured First Lien Term Loan LIBOR + 4.25%, 1.00% LIBOR Floor (2)	6/20/2022	274,413	274,413	274,413
Directbuy Home Improvement, Inc.	Retail	Common Stock - 201,591 shares		201,591	79,237	78,620
Envision Healthcare	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loan LIBOR + 5.00%, 1.00% LIBOR Floor (4)	10/10/2025	1,965,125	1,900,192	1,719,484
GC EOS Buyer, Inc.	Automotive	Senior Secured First Lien Term Loan LIBOR + 3.75%, 1.00% LIBOR Floor (4)	8/1/2025	3,453,786	3,405,940	3,436,517
GK Holdings, Inc.	Services: Business	Senior Secured First Lien Term Loan LIBOR + 4.50%, 1.00% LIBOR Floor (2)	1/20/2021	3,926,510	3,919,152	3,508,337
Glass Mountain Pipeline Holdings, LLC	Energy: Oil & Gas	Senior Secured First Lien Term Loan LIBOR + 6.00%, 1.00% LIBOR Floor (4)	12/23/2024	4,912,812	4,898,319	4,802,274
Golden West Packaging Group LLC	Forest Products & Paper	Senior Secured First Lien Term Loan LIBOR + 4.50%, 1.00% LIBOR Floor (2)	6/20/2023	4,199,559	4,199,559	4,181,081
High Ridge Brands Co.	Consumer Goods: Non-Durable	Senior Secured First Lien Term Loan LIBOR + 5.25%, 1.00% LIBOR Floor (2)	6/30/2022	3,031,250	3,007,598	2,428,637
Highline Aftermarket Acquisitions, LLC	Automotive	Senior Secured First Lien Term Loan LIBOR + 5.25%, 1.00% LIBOR Floor (4)	4/26/2025	4,076,471	4,065,155	3,758,506
Infogroup, Inc.	High Tech Industries	Senior Secured First Lien Term Loan LIBOR + 3.50%, 1.00% LIBOR Floor (2)	4/3/2023	4,887,500	4,856,633	4,756,515
Intermedia Holdings, Inc.	High Tech Industries	Senior Secured First Lien Term Loan LIBOR + 5.00%, 1.00% LIBOR Floor (4)	7/21/2025	3,980,000	3,945,255	3,901,593
Isagenix International, LLC	Wholesale	Senior Secured First Lien Term Loan LIBOR + 6.00%, 1.00% LIBOR Floor (4)	6/16/2025	2,826,250	2,812,586	2,215,215
Jackson Hewitt Tax Services Inc.	Services: Consumer	Senior Secured First Lien Term Loan LIBOR + 5.75%, 1.00% LIBOR Floor (4)	4/20/2023	5,887,500	5,887,500	5,848,642

Company	Industry	Type of Investment	Maturity	Par Amount	Cost	Fair Value(1)
Keystone Acquisition Corp.	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loan LIBOR + 6.25%, 1.00% LIBOR Floor (2)	5/1/2024	6,178,421	6,097,672	5,849,729
KNB Holdings Corporation	Consumer Goods: Durable	Senior Secured First Lien Term Loan LIBOR + 5.25%, 1.00% LIBOR Floor (4)	4/26/2024	4,903,412	4,835,702	4,784,259
LifeMiles Ltd.	Services: Consumer	Senior Secured First Lien Term Loan LIBOR + 5.50%, 1.00% LIBOR Floor (4)	8/18/2022	4,987,530	4,970,451	5,037,405
Loparex International B.V.	Containers, Packaging and Glass	Senior Secured First Lien Term Loan LIBOR + 5.50%, 1.00% LIBOR Floor (4)	4/11/2025	3,626,711	3,611,692	3,617,644
Manna Pro Products, LLC	Consumer Goods: Non-Durable	Senior Secured First Lien Term Loan LIBOR + 6.00%, 1.00% LIBOR Floor (4)	12/8/2023	3,037,083	3,037,083	2,887,355
Manna Pro Products, LLC	Consumer Goods: Non-Durable	Senior Secured First Lien Delayed Draw Term Loan LIBOR + 6.00%, 1.00% LIBOR Floor (4)	12/8/2023	616,667	616,667	586,265
Midcoast Energy, LLC	Energy: Oil & Gas	Senior Secured First Lien Term Loan LIBOR + 6.00%, 1.00% LIBOR Floor (2)(5)	8/1/2025	5,969,532	5,921,991	5,969,532
New Media Holdings II LLC	Media: Advertising, Printing & Publishing	Senior Secured First Lien Term Loan LIBOR + 6.00%, 1.00% LIBOR Floor (2)(5)	7/14/2022	2,913,799	2,907,408	2,888,158
NGS US Finco, LLC	Capital Equipment	Senior Secured First Lien Term Loan LIBOR + 5.50%, 1.00% LIBOR Floor (4)	10/1/2025	2,985,000	2,971,891	2,931,568
Northern Star Industries, Inc.	Capital Equipment	Senior Secured First Lien Term Loan LIBOR + 6.25%, 1.00% LIBOR Floor (2)	3/28/2025	4,196,875	4,179,570	3,994,166
Nuvei Technologies Corp.	Banking, Finance, Insurance & Real Estate	Senior Secured First Lien Term Loan LIBOR + 4.50%, 1.00% LIBOR Floor (4)	9/29/2025	5,390,302	5,351,640	5,180,619
Nuvei Technologies Corp.	Banking, Finance, Insurance & Real Estate	Senior Secured First Lien Delayed Draw Term Loan LIBOR + 4.50%, 1.00% LIBOR Floor (4)	9/29/2025	1,327,196	1,317,676	1,266,387
Offen, Inc.	Transportation: Cargo	Senior Secured First Lien Term Loan LIBOR + 4.75%, 1.00% LIBOR Floor (4)	6/21/2026	3,672,566	3,635,841	3,622,566
Peraton Corp.	Aerospace and Defense	Senior Secured First Lien Term Loan LIBOR + 4.50%, 1.00% LIBOR Floor (2)(5)	4/29/2024	3,415,152	3,403,323	3,278,204
PetroChoice Holdings, Inc.	Chemicals, Plastics and Rubber	Senior Secured First Lien Term Loan LIBOR + 4.50%, 1.00% LIBOR Floor (2)	8/19/2022	6,858,604	6,840,848	6,818,138
Phoenix Guarantor Inc.	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loan LIBOR + 5.25%, 1.00% LIBOR Floor (4)	3/5/2026	4,975,000	4,909,917	4,949,627
Plaskolite PPC Intermediate II LLC	Chemicals, Plastics and Rubber	Senior Secured First Lien Term Loan LIBOR + 5.00%, 1.00% LIBOR Floor (4)	12/15/2025	3,233,750	3,174,954	3,204,000
Port Townsend Holdings Company, Inc.	Forest Products & Paper	Senior Secured First Lien Term Loan LIBOR + 4.50%(5)	4/3/2024	3,049,523	3,025,107	3,012,624
PT Network, LLC	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loan LIBOR + 4.25%, 1.00% LIBOR Floor (2)	11/30/2023	4,412,542	4,125,286	4,125,286
PT Network, LLC	Healthcare & Pharmaceuticals	Class C Common Stock		—	—	—
PVHC Holding Corp	Containers, Packaging and Glass	Senior Secured First Lien Term Loan LIBOR + 4.75%, 1.00% LIBOR Floor (2)	8/5/2024	1,977,331	1,968,839	1,940,229
Quartz Holding Inc	High Tech Industries	Senior Secured First Lien Term Loan LIBOR + 5.50%, 1.00% LIBOR Floor (4)	4/2/2026	6,000,000	5,976,488	5,970,000
Recorded Books Inc.	Media: Diversified & Production	Senior Secured First Lien Term Loan LIBOR + 4.75%, 1.00% LIBOR Floor (4)(5)	8/29/2025	5,458,750	5,410,428	5,458,750

Company	Industry	Type of Investment	Maturity	Par Amount	Cost	Fair Value(1)
Rough Country, LLC	Automotive	Senior Secured First Lien Term Loan LIBOR + 4.50%(4)	5/25/2023	4,993,321	4,975,885	4,912,430
Safe Fleet Holdings LLC	Automotive	Senior Secured First Lien Term Loan LIBOR + 3.00%, 1.00% LIBOR Floor (2)	2/3/2025	3,431,562	3,424,597	3,337,538
Safe Fleet Holdings LLC	Automotive	Senior Secured First Lien Delayed Draw Term Loan LIBOR + 3.00%, 1.00% LIBOR Floor (2)	2/3/2025	1,339,253	1,294,133	1,303,227
Salient CRGT Inc.	High Tech Industries	Senior Secured First Lien Term Loan LIBOR + 5.75%, 1.00% LIBOR Floor (2)	2/28/2022	4,440,476	4,392,712	4,240,211
SCS Holdings I Inc.	Wholesale	Senior Secured First Lien Term Loan LIBOR + 5.75%, 1.00% LIBOR Floor (2)	10/31/2022	4,695,448	4,679,773	4,671,971
Shift4 Payments, LLC	Banking, Finance, Insurance & Real Estate	Senior Secured First Lien Term Loan LIBOR + 4.50%, 1.00% LIBOR Floor (2)	11/29/2024	9,850,000	9,811,793	9,850,000
Sierra Enterprises, LLC	Beverage & Food	Senior Secured First Lien Term Loan LIBOR + 4.50%, 1.00% LIBOR Floor (2)	11/11/2024	3,928,939	3,919,082	3,889,650
Simplified Logistics, LLC	Services: Business	Senior Secured First Lien Term Loan LIBOR + 3.50%, 1.00% LIBOR Floor (2)	2/27/2022	3,491,250	3,410,977	3,491,250
SMB Shipping Logistics, LLC	Transportation: Cargo	Senior Secured First Lien Term Loan LIBOR + 6.50%, 1.00% LIBOR Floor (4)	2/5/2024	2,472,131	2,451,528	2,447,410
Starfish Holdco, LLC	High Tech Industries	Senior Secured First Lien Term Loan LIBOR + 4.00%, 1.00% LIBOR Floor (4)	8/16/2024	3,925,362	3,899,973	3,904,558
Syniverse Holdings, Inc.	High Tech Industries	Senior Secured First Lien Term Loan LIBOR + 4.50%, 1.00% LIBOR Floor (2)	3/9/2023	3,945,038	3,915,738	3,621,545
The Imagine Group, LLC	Media: Advertising, Printing & Publishing	Senior Secured First Lien Term Loan LIBOR + 5.00%, 1.00% LIBOR Floor (2)	6/21/2022	7,820,000	7,773,063	6,437,424
The Octave Music Group, Inc.	Media: Diversified & Production	Senior Secured First Lien Term Loan LIBOR + 4.75%, 1.00% LIBOR Floor (2)	5/28/2021	4,359,998	4,359,998	4,324,682
ThoughtWorks, Inc.	High Tech Industries	Senior Secured First Lien Term Loan LIBOR + 4.50%, 1.00% LIBOR Floor (2)	10/11/2024	6,691,842	6,675,422	6,681,135
Tortoise Borrower LLC	Banking, Finance, Insurance & Real Estate	Senior Secured First Lien Term Loan LIBOR + 4.75%, 1.00% LIBOR Floor (2)	1/31/2025	2,444,062	2,434,280	2,414,734
United Road Services, Inc.	Transportation: Cargo	Senior Secured First Lien Term Loan LIBOR + 4.00%, 1.00% LIBOR Floor (2)	9/2/2024	3,790,000	3,775,660	3,790,000
Wok Holdings Inc.	Retail	Senior Secured First Lien Term Loan LIBOR + 3.50%, 1.00% LIBOR Floor (2)	3/1/2026	6,633,375	6,578,153	6,394,574
Wrench Group LLC	Services: Consumer	Senior Secured First Lien Term Loan LIBOR + 5.25%, 1.00% LIBOR Floor (2)	4/30/2026	2,231,250	2,213,135	2,231,250
Xebec Global Holdings, LLC	High Tech Industries	Senior Secured First Lien Term Loan LIBOR + 5.50%, 1.00% LIBOR Floor (2)	2/12/2024	8,155,125	8,155,125	8,083,360
Z Medica, LLC	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loan LIBOR + 6.50%(4)	9/29/2022	2,647,500	2,647,500	2,574,429
Total				$274,383,740	$272,312,609	$265,411,129

(1)
Represents the fair value in accordance with ASC 820 as determined by the board of managers of Sierra JV. The approval of the fair value of the portfolio investments held by Sierra JV is not included in the valuation process of the Company's board of directors described elsewhere herein. All securities are categorized as Level 3 under the definition of ASC 820 fair value hierarchy

(2)	The interest rate on these loans is subject to a base rate plus 1 Month (“1M”) LIBOR, which at June 30, 2019 was 2.40%. The interest rate is subject to a minimum LIBOR floor.

(3)	The interest rate on these loans is subject to a base rate plus 2 Month (“2M”) LIBOR, which at June 30, 2019 was 2.33%. The interest rate is subject to a minimum LIBOR floor.

(4)	The interest rate on these loans is subject to a base rate plus 3 Month (“3M”) LIBOR, which at June 30, 2019 was 2.32%. The interest rate is subject to a minimum LIBOR floor.

(5)	Includes an analysis of the value of any unfunded loan commitments.

The following is a listing of the individual investments in Sierra JV's portfolio as of December 31, 2018:

Company	Industry	Type of Investment	Maturity	Par Amount	Cost	Fair Value(1)
4Over International, LLC	Media: Advertising, Printing & Publishing	Senior Secured First Lien Term Loan LIBOR + 6.00% , 1.00% LIBOR Floor (2)	6/7/2022	$11,058,000	$11,058,000	$10,803,667
Acrisure, LLC	Banking, Finance, Insurance & Real Estate	Senior Secured First Lien Term Loan LIBOR + 4.25% , 1.00% LIBOR Floor (2)	11/22/2023	5,391,750	5,406,210	5,275,288
Avantor, Inc.	Wholesale	Senior Secured First Lien Term Loan LIBOR + 3.75% , 1.00% LIBOR Floor (2)	11/22/2024	5,694,738	5,640,336	5,505,104
BW NHHC Holdco Inc.	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loan LIBOR + 3.75% , 1.00% LIBOR Floor (2)	5/15/2025	5,221,132	5,147,587	5,081,727
Cardenas Markets LLC	Retail	Senior Secured First Lien Term Loan LIBOR + 5.75% , 1.00% LIBOR Floor (2)	11/29/2023	6,370,000	6,325,291	6,240,689
CD&R TZ Purchaser, Inc.	Services: Consumer	Senior Secured First Lien Term Loan LIBOR + 6.00% , 1.00% LIBOR Floor (4)	7/21/2023	6,350,272	6,287,883	6,094,356
CHA Consulting, Inc.	Construction & Building	Senior Secured First Lien Term Loans LIBOR + 4.50% , 1.00% LIBOR Floor (4)(6)	4/10/2025	1,364,384	1,358,254	1,360,973
Covenant Surgical Partners, Inc.	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loan LIBOR + 4.50% (4)(6)	10/4/2024	9,907,386	9,886,903	9,808,312
CT Technologies Intermediate Holdings, Inc.	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loan LIBOR + 4.25% , 1.00% LIBOR Floor (2)	12/1/2021	4,164,266	4,077,669	3,918,573
Deliver Buyer, Inc.	Capital Equipment	Senior Secured First Lien Term Loan LIBOR + 5.00% , 1.00% LIBOR Floor (2)	5/1/2024	530,639	529,418	530,640
Elite Comfort Solutions LLC.	Chemicals, Plastics & Rubber	Senior Secured First Lien Term Loan LIBOR + 6.50% , 1.00% LIBOR Floor (4)	1/15/2021	9,053,081	9,053,081	9,053,081
Envision Healthcare Corporation	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loan LIBOR + 3.75% , 1.00% LIBOR Floor (4)	10/10/2025	1,975,000	1,903,861	1,903,505
GC EOS Buyer, Inc.	Automotive	Senior Secured First Lien Term Loan LIBOR + 4.50% , 1.00% LIBOR Floor (2)	8/1/2025	2,182,031	2,161,444	2,138,391
GK Holdings, Inc.	Services: Business	Senior Secured First Lien Term Loan LIBOR + 6.00% , 1.00% LIBOR Floor (4)	1/20/2021	3,947,067	3,937,323	3,550,387
Glass Mountain Pipeline Holdings, LLC	Energy: Oil & Gas	Senior Secured First Lien Term Loan LIBOR + 4.50% , 1.00% LIBOR Floor (4)	12/23/2024	4,937,686	4,921,803	4,886,336
Golden West Packaging Group LLC	Forest Products & Paper	Senior Secured First Lien Term Loan LIBOR + 5.25% , 1.00% LIBOR Floor (2)	6/20/2023	7,227,034	7,227,034	7,227,034
High Ridge Brands Co.	Consumer Goods - Non-Durable	Senior Secured First Lien Term Loan LIBOR + 5.25% , 1.00% LIBOR Floor (4)	6/30/2022	3,046,875	3,019,176	2,808,914
Highline Aftermarket Acquisitions, LLC	Automotive	Senior Secured First Lien Term Loan LIBOR + 3.50% , 1.00% LIBOR Floor (2)	4/26/2025	4,097,059	4,084,725	3,976,605
InfoGroup, Inc	Services: Business	Senior Secured First Lien Term Loan LIBOR + 5.00% , 1.00% LIBOR Floor (4)	4/3/2023	4,912,500	4,877,385	4,843,725
Intermedia Holdings, Inc.	High Tech Industries	Senior Secured First Lien Term Loan LIBOR + 6.00% , 1.00% LIBOR Floor (4)	7/21/2025	4,000,000	3,962,225	3,992,000
Isagenix International, LLC	Wholesale	Senior Secured First Lien Term Loans LIBOR + 5.75% , 1.00% LIBOR Floor (4)	6/16/2025	2,900,624	2,885,432	2,864,077

Company	Industry	Type of Investment	Maturity	Par Amount	Cost	Fair Value(1)
Jackson Hewitt Tax Services Inc.	Services: Consumer	Senior Secured First Lien Term Loans LIBOR + 6.25% , 1.00% LIBOR Floor (2)	4/20/2023	5,962,500	5,962,500	5,962,500
Keystone Acquisition Corp.	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loan LIBOR + 5.25% , 1.00% LIBOR Floor (4)	5/1/2024	6,209,863	6,120,389	6,149,006
KNB Holdings Corporation	Consumer Goods: Durable	Senior Secured First Lien Term Loan LIBOR + 5.50% , 1.00% LIBOR Floor (4)	4/26/2024	4,967,510	4,891,868	4,868,159
LifeMiles Ltd.	Services: Consumer	Senior Secured First Lien Term Loan LIBOR + 5.50% , 1.00% LIBOR Floor (4)	8/18/2022	5,272,436	5,251,526	5,289,835
Loparex International B.V.	Containers, Packaging & Glass	Senior Secured First Lien Term Loans LIBOR + 4.25% , 1.00% LIBOR Floor (4)	4/11/2025	6,633,333	6,603,510	6,600,167
Manna Pro Products, LLC	Consumer Goods - Non-Durable	Senior Secured First Lien Term Loan LIBOR + 6.00% , 1.00% LIBOR Floor (2)(6)	12/8/2023	3,428,668	3,428,668	3,346,036
Midcoast Energy LLC	Energy: Oil & Gas	Senior Secured First Lien Term Loan LIBOR + 5.50% , 1.00% LIBOR Floor (4)	8/1/2025	5,486,250	5,434,568	5,321,663
New Media Holdings II LLC	Media: Advertising, Printing & Publishing	Senior Secured First Lien Term Loan LIBOR + 6.25% , 1.00% LIBOR Floor (2)	7/14/2022	3,539,854	3,530,822	3,522,155
NGS US Finco, LLC	Capital Equipment	Senior Secured First Lien Term Loans LIBOR + 4.25% , 1.00% LIBOR Floor (4)	10/1/2025	3,000,000	2,985,602	2,985,000
Northern Star Industries, Inc.	Capital Equipment	Senior Secured First Lien Term Loans LIBOR + 4.75% , 1.00% LIBOR Floor (4)	3/28/2025	4,218,125	4,199,230	4,098,330
Nuvei Technologies Corp.	Banking, Finance, Insurance & Real Estate	Senior Secured First Lien Term Loan LIBOR + 4.50% , 1.00% LIBOR Floor (2)	9/29/2025	6,394,823	6,342,533	6,330,876
Peraton Corp.	Aerospace and Defense	Senior Secured First Lien Term Loan LIBOR + 5.25% , 1.00% LIBOR Floor (4)	4/29/2024	3,432,576	3,419,467	3,374,908
PetroChoice Holdings, Inc.	Chemicals, Plastics & Rubber	Senior Secured First Lien Term Loan LIBOR + 5.00% , 1.00% LIBOR Floor (4)	8/19/2022	6,894,231	6,874,605	6,830,803
Plaskolite PPC	Chemicals, Plastics & Rubber	Senior Secured First Lien Term Loan LIBOR + 4.25% , 1.00% LIBOR Floor (4)	12/13/2025	3,250,000	3,185,563	3,185,000
Port Townsend Holdings Company, Inc.	Forest Products & Paper	Senior Secured First Lien Term Loans LIBOR + 4.75% , 1.00% LIBOR Floor (2)	4/3/2024	3,064,886	3,037,794	3,064,886
PT Network, LLC	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loan LIBOR + 5.50% , 1.00% LIBOR Floor (4)	11/30/2021	4,412,544	4,412,543	4,321,203
PVHC Holding Corp.	Containers, Packaging & Glass	Senior Secured First Lien Term Loan LIBOR + 4.75% , 1.00% LIBOR Floor (4)(6)	8/3/2024	1,987,293	1,977,928	1,977,356
Recorded Books, Inc.	Media: Diversified & Production	Senior Secured First Lien Term Loan LIBOR + 4.50% (4)	8/29/2025	5,486,250	5,433,782	5,431,388
Rough Country, LLC	Automotive	Senior Secured First Lien Term Loan LIBOR + 3.75% , 1.00% LIBOR Floor (2)	5/25/2023	6,079,627	6,055,700	6,018,830
Safe Fleet Holdings LLC	Automotive	Senior Secured First Lien Term Loan LIBOR + 3.00% , 1.00% LIBOR Floor (2)	2/3/2025	5,930,218	5,855,223	5,803,337
Salient CRGT Inc.	High Tech Industries	Senior Secured First Lien Term Loan LIBOR + 5.75% , 1.00% LIBOR Floor (2)	2/28/2022	4,502,976	4,445,538	4,528,643
SCS Holdings I Inc. (Sirius Computer	Wholesale	Senior Secured First Lien Term Loan LIBOR + 4.25% , 1.00% LIBOR Floor (2)	10/31/2022	5,062,626	5,043,215	5,006,432
Shift4 Payments, LLC	Banking, Finance, Insurance & Real Estate	Senior Secured First Lien Term Loan LIBOR + 4.50% , 1.00% LIBOR Floor (2)	11/29/2024	9,900,000	9,858,087	9,764,370

Company	Industry	Type of Investment	Maturity	Par Amount	Cost	Fair Value(1)
Sierra Enterprises, LLC	Beverage & Food	Senior Secured First Lien Term Loans LIBOR + 3.50% , 1.00% LIBOR Floor (2)	11/11/2024	5,198,833	5,184,552	5,133,328
SMB Shipping Logisitics, LLC	Transportation: Cargo	Senior Secured First Lien Term Loan LIBOR + 4.00% , 1.00% LIBOR Floor (4)	2/5/2024	2,487,342	2,464,380	2,474,905
Starfish Holdco, LLC	High Tech Industries	Senior Secured First Lien Term Loan LIBOR + 4.50% , 1.00% LIBOR Floor (2)	8/16/2024	3,945,138	3,917,156	3,891,878
Syniverse Holdings, Inc.	High Tech Industries	Senior Secured First Lien Term Loan LIBOR + 5.00% , 1.00% LIBOR Floor (2)	3/9/2023	3,965,013	3,931,611	3,752,488
The Imagine Group LLC	Media: Advertising, Printing & Publishing	Senior Secured First Lien Term Loan LIBOR + 4.75% , 1.00% LIBOR Floor (2)	6/21/2022	7,860,000	7,804,967	7,327,092
The KeyW Corporation	Aerospace and Defense	Senior Secured First Lien Term Loans LIBOR + 4.50% , 1.00% LIBOR Floor (2)	5/8/2024	2,697,675	2,685,199	2,684,186
The Octave Music Group, Inc.	Media: Diversified & Production	Senior Secured First Lien Term Loan LIBOR + 4.75% , 1.00% LIBOR Floor (2)	5/28/2021	4,382,706	4,382,706	4,376,570
ThoughtWorks, Inc.	High Tech Industries	Senior Secured First Lien Term Loan LIBOR + 4.00% , 1.00% LIBOR Floor (2)(6)	10/11/2024	5,723,121	5,710,431	5,652,726
Tortoise Borrower LLC	Banking, Finance, Insurance & Real Estate	Senior Secured First Lien Term Loan LIBOR + 3.50% , 1.00% LIBOR Floor (2)	1/31/2025	2,456,437	2,445,734	2,456,438
United Road Services, Inc	Transportation: Cargo	Senior Secured First Lien Term Loan LIBOR + 5.25% , 1.00% LIBOR Floor (2)	9/2/2024	3,850,000	3,834,040	3,826,900
Valence Surface Technologies, Inc.	Aerospace and Defense	Senior Secured First Lien Term Loan LIBOR + 5.50% , 1.00% LIBOR Floor (4)	6/13/2021	6,272,913	6,269,062	6,272,913
Xebec Global Holdings, LLC	High Tech Industries	Senior Secured First Lien Term Loan LIBOR + 5.50% , 1.00% LIBOR Floor (4)	2/12/2024	8,196,417	8,196,417	8,196,417
Z Gallerie, LLC	Retail	Senior Secured First Lien Term Loan LIBOR + 6.50% , 1.00% LIBOR Floor (4)(7)	10/8/2021	4,924,527	4,924,527	2,861,642
Z-Medica, LLC	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loan LIBOR + 5.50% , 1.00% LIBOR Floor (4)	9/29/2022	2,662,500	2,662,500	2,616,704
Total				$284,070,735	$282,514,983	$277,168,454

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

Below is certain summarized financial information for the Sierra JV as of June 30, 2019 and December 31, 2018 and for the three and six months ended June 30, 2019 and 2018.

	June 30, 2019	December 31, 2018
	(unaudited)
Selected Consolidated Statement of Assets and Liabilities Information:
Investments in loans at fair value (amortized cost of $272,312,609 and $257,831,412, respectively)	$265,411,129	$277,168,454
Cash and cash equivalents	29,540,400	20,494,190
Other assets	987,884	1,781,149
Total assets	$295,939,413	$299,443,793

Senior credit facility payable (net of deferred financing costs of $2,145,426 and $1,599,958, respectively)	202,754,574	203,300,042
Other liabilities	885,395	953,352
Interest payable	4,034,506	411,102
Total liabilities	$207,674,475	$204,664,496
Members’ capital	88,264,938	94,779,297
Total liabilities and members' capital	$295,939,413	$299,443,793

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Selected Consolidated Statement of Operations Information:
Total investment income	$5,426,634	$5,116,742	$11,025,448	$9,730,431
Total expenses	(3,218,553)	(2,846,810)	(6,412,699)	(5,353,116)
Net change in unrealized appreciation/(depreciation) of investments	539,007	(2,274,324)	(1,554,951)	(2,786,848)
Net realized gain/(loss) on investments	(4,836,350)	339,249	(4,772,156)	548,056
Net income	$(2,089,262)	$334,857	$(1,714,358)	$2,138,523

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

As of June 30, 2019, excluding Sierra JV, the Company had no single Control Investment which would be deemed to be a significant subsidiary pursuant to Rule 10-01(b)(1) of Regulation S-X.

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

The following table presents the fair value measurements of the Company’s total investments, by major class according to the fair value hierarchy, as of June 30, 2019:

Type of Investment (1)	Level 1	Level 2	Level 3	Total
Asset
Senior secured first lien term loans	$—	$—	$401,886,948	$401,886,948
Senior secured first lien notes	—	—	30,106,400	30,106,400
Senior secured second lien term loans	—	—	149,900,159	149,900,159
Subordinated notes	—	—	67,042,643	67,042,643
Equity/warrants	35,647,826	—	38,437,243	74,085,069
Total	$35,647,826	$—	$687,373,393	$723,021,219
Investments measured at net asset value				$82,000,812
Total Investments, at fair value				$805,022,031

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

The following table provides a reconciliation of the beginning and ending balances for total investments that use Level 3 inputs for the six months ended June 30, 2019:

	Senior Secured First Lien Term Loans	Senior Secured First Lien Notes	Senior Secured Second Lien Term Loans	Subordinated Notes	Equity/Warrants	Total Return Swap	Total
Balance, December 31, 2018	$479,593,279	$30,752,993	$169,923,547	$66,187,857	$75,480,034	$(6,524,904)	$815,412,806
Purchases	68,000,324	-	9,125,119	7,377,980	878,844	—	85,382,267
Sales	(110,922,355)	(271,250)	(24,485,036)	(9,784,347)	(52,396,821)	—	(197,859,809)
Transfers in	-	-	-	-	-	—	—
Transfers out	-	-	-	-	-	—	—
Amortization of discount/(premium)	744,007	-	340,534	-	-	—	1,084,541
Paid-in-kind interest income	1,610,062	-	1,111,867	-	-	—	2,721,929
Net realized gains/(losses)	(27,130,599)	(1,728,750)	124,586	(1,981,643)	15,910,217	—	(14,806,189)
Net change in unrealized appreciation/(depreciation)	(10,007,770)	1,353,407	(6,240,458)	5,242,796	(1,435,031)	6,524,904	(4,562,152)
Balance, June 30, 2019	$401,886,948	$30,106,400	$149,900,159	$67,042,643	$38,437,243	$—	$687,373,393
Change in net unrealized appreciation/ (depreciation) in investments held as of June 30, 2019(1)	$(30,084,046)	$216,808	$(6,777,748)	$2,359,670	$2,600,264	$—	$(31,685,052)

(1)	Amount is included in the related amount on investments and total return swap in the Consolidated Statements of Operations.

Transfers between levels of the fair value hierarchy are reported at the beginning of the reporting period in which they occur. During the six months ended June 30, 2019, the Company recorded no transfers from Level 3 to Level 2 and no transfers from Level 2 to Level 3 due to availability of market data and observable valuation inputs to support the valuation. The Company recorded no other transfers between levels.

The following table provides a reconciliation of the beginning and ending balances for total investments that use Level 3 inputs for the six months ended June 30, 2018:

	Senior Secured First Lien Term Loans	Senior Secured First Lien Notes	Senior Secured Second Lien Term Loans	Subordinated Notes	Equity/Warrants	Total Return Swap	Total
Balance, December 31, 2017	$567,414,544	$30,270,881	$231,837,617	$74,341,285	$65,754,315	$(5,354,868)	$964,263,774
Purchases	84,961,422	3,379,999	5,361,078	10,012,005	16,759,809	—	120,474,313
Sales	(116,967,171)	(1,893,250)	(42,714,040)	(5,045,736)	(606,000)	—	(167,226,197)
Transfers in	—	—	—	—	—	—	—
Transfers out	—	(1,776,200)	—	—	—	—	(1,776,200)
Amortization of discount/(premium)	645,745	—	353,124	—	—	—	998,869
Paid-in-kind interest income	867,382	—	576,517	—	—	—	1,443,899
Net realized gains/(losses)	(13,247,566)	(106,750)	(18,393,588)	436,466	—	—	(31,311,438)
Net change in unrealized appreciation/(depreciation)	(12,658,223)	709,878	16,587,352	(1,324,510)	(1,990,523)	2,634,655	3,958,629
Balance, June 30, 2018	$511,016,133	$30,584,558	$193,608,060	$78,419,510	$79,917,601	$(2,720,213)	$890,825,649
Change in net unrealized appreciation/(depreciation) in investments held as of June 30, 2018(1)	$(12,658,223)	$709,878	$16,587,352	$(1,324,510)	$(1,990,523)	$2,634,655	$3,958,629

(1)	Amount is included in the related amount on investments and total return swap in the Consolidated Statements of Operations.

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

The following table presents the quantitative information about Level 3 fair value measurements of the Company’s total investments, as of June 30, 2019:

Type of Investment	Fair Value	Valuation techniques	Unobservable input(1)	Range (weighted average)
Senior Secured First Lien Term Loan	$299,891,500	Income Approach (DCF)	Market yield	6.47% - 17.19% (9.87%)
Senior Secured First Lien Term Loan	25,565,838	Market Approach (Guideline Comparable)/Income Approach (DCF)/Enterprise Valuation Analysis	Revenue Multiple, EBITDA Multiple, Discount Rate	1.35x - 1.35x (1.35x) / 3.50x-7.50x (6.16x) / 17.00% - 18.50% (17.29%)
Senior Secured First Lien Term Loan	76,429,611	Recent Arms-length transaction	Recent Arms-length transaction	N/A
Senior Secured First Lien Notes	30,106,400	Income Approach (DCF)	Market Yield	11.56% - 20.77% (13.26%)
Senior Secured Second Lien Term Loan	143,099,921	Income Approach (DCF)	Market yield	8.35% - 20.78% (12.50%)
Senior Secured Second Lien Term Loan	6,800,238	Market Approach (Guideline Comparable)/Income Approach (DCF)	EBITDA Multiple, Discount Rate	6.00x - 7.00x (6.50x) / 17.50% - 19.50% (18.50%)
Equity/warrants	34,354,637	Market Approach (Guideline Comparable)/Market Approach (Comparable Transactions)/ Income Approach (DCF)/Enterprise Valuation Analysis	Revenue Multiple, EBITDA Multiple, Discount Rate, Capitalization Rate, Book Value Multiple, Expected Proceeds	1.35x - 1.35x (1.35x) / 3.50x-9.50x (6.06x) / 17.00% - 21.25% 18.00%) / 7.63% - 8.50% (8.22%) / 1.25x - 1.25x (1.25x) / $1.2M - $1.2M ($1.2M)
Equity/warrants	4,082,606	Recent Arms-length transaction	Recent Arms-length transaction	N/A
Subordinated Notes	65,829,342	Income Approach (DCF)	Discount Rate	9.20% - 22.50% (18.06%)
Subordinated Notes	952,381	Market Approach (Guideline Comparable)	EBITDA Multiple	7.00x - 8.00x (7.50x)
Subordinated Notes	260,919	Recent Arms-length transaction	Recent Arms-length transaction	N/A
Total	$687,373,393

(1)	Represents the method used when the Company has determined that market participants would use such inputs when measuring the fair value of these investments.

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

Arbor is required to pay a minimum usage fee in connection with the TRS of 1.60% on the amount equal to 85% of the average daily unused portion of the maximum amount permitted under the TRS. Such minimum usage fee will not apply during the first 365 days and last 60 days of the term of the TRS. Arbor will also pay Citibank customary fees in connection with the establishment and maintenance of the TRS. During the three and six months ended June 30, 2019 and 2018, Arbor paid no minimum usage fees.

Arbor is required to initially cash collateralize a specified percentage of each loan (generally 20% to 30% of the market value of such loan) included under the TRS in accordance with margin requirements described in the TRS Agreement. As of June 30, 2019 and December 31, 2018, Arbor has posted $1,208 and $27,000,000, respectively, in collateral to Citibank in relation to the TRS which is recorded on the Consolidated Statements of Assets and Liabilities as cash collateral on TRS. Arbor is restricted from removing the cash collateral posted to Citibank and may be required to post additional collateral from time to time as a result of a decline in the mark-to-market value of the portfolio of loans subject to the TRS. The obligations of Arbor under the TRS Agreement are non-recourse to the Company and the Company’s exposure under the TRS Agreement is limited to the value of the Company’s investment in Arbor, which generally equals the value of cash collateral provided by Arbor under the TRS Agreement.

In connection with the TRS, Arbor has made customary representations and warranties and is required to comply with various covenants, reporting requirements and other customary requirements for similar transactions. In addition to customary events of default and termination events included in the form ISDA 2002 Master Agreement, the TRS Agreement contains the following termination events: (a) a failure to satisfy the portfolio criteria for at least 30 days; (b) a failure to post initial cash collateral or additional collateral as required by the TRS Agreement; (c) a default by Arbor or the Company with respect to indebtedness in an amount equal to or greater than the lesser of $10,000,000 and 2% of the Company’s NAV at such time; (d) a merger of Arbor or the Company meeting certain criteria; (e) the Company or Arbor amending their respective constituent documents to alter their investment strategy in a manner that has or could reasonably be expected to have a material adverse effect; and (f) SIC Advisors ceasing to be the investment manager of Arbor or to have authority to enter into transactions under the TRS Agreement on behalf of Arbor, and not being replaced by an entity reasonably acceptable to Citibank. As of June 30, 2019 and December 31, 2018, the Company did not have any derivatives with contingent features in net liability positions; therefore, if a trigger event had occurred, no amount would have been required to be posted by the Company.

The Company’s maximum credit risk exposure as of June 30, 2019 and December 31, 2018 is $5,492 and $27,113,252, respectively, which is recorded on the Consolidated Statements of Assets and Liabilities as cash collateral on TRS and receivable due on TRS.

The Company’s receivable from Citibank represents realized amounts from payments on underlying loans in the TRS portfolio that as of June 30, 2019 and December 31, 2018 was $4,284 and $113,252, respectively, which is recorded on the Consolidated Statements of Assets and Liabilities as receivable due on total return swap. The Company does not offset collateral posted in relation to the TRS with any unrealized appreciation or depreciation outstanding in the Consolidated Statements of Assets and Liabilities as of June 30, 2019 and December 31, 2018.

Transactions in TRS contracts during the three and six months ended June 30, 2019 and 2018 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Interest income and settlement from TRS portfolio	$(103,503)	$1,222,320	$(9,632,904)	$2,659,675
Traded gains/(loss) on TRS loan sales	(43,278)	(2,265,995)	309,388	(2,224,728)
Net realized gains/(loss) on TRS portfolio	$(146,781)	$(1,043,675)	$(9,323,516)	$434,947

Net change in unrealized appreciation/(depreciation) on TRS portfolio	$(144,311)	$(306,714)	$6,524,904	$2,634,655

The Company held one derivative position as of June 30, 2019 and December 31, 2018, subject to a Master Agreement (“MA”). The following table represents the Company’s gross and net amounts after offset under the MA, of the derivative assets and liabilities presented by derivative type net of the related collateral pledged by the Company as of June 30, 2019 and December 31, 2018:

	Gross Derivative Assets/ (Liabilities) Subject to MA	Derivative Amount Available for Offset	Net Amount Presented in the Consolidated Statements of Assets and Liabilities	Cash Collateral Posted (1)	Net Amount of Derivative Assets/(Liabilities)
June 30, 2019
TRS(1) (2)	$—	$—	$—	$—	$—
December 31, 2018
TRS(1)	$(6,524,904)	$—	$(6,524,904)	$6,524,904	$—

(1)
As of June 30, 2019 and December 31, 2018, $1,208 and $27,000,000, respectively, of cash was posted for initial margin requirements for the TRS as reported on the Consolidated Statements of Assets and Liabilities as cash collateral on TRS.

(2)	As of June 30, 2019, there were no loans underlying the TRS.

The volume of the Company’s derivative transactions for the three and six months ended June 30, 2019 and 2018 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Average notional amount of contracts(1)	$—	$168,753,875	$30,563,576	$170,174,081

(1)
Average notional amount is based on the average month end balances for the three and six months ended June 30, 2019 and 2018, which is representative of the volume of notional contract amounts held during each year.

Note 6. Borrowings
The following table shows the Company's outstanding debt as of June 30, 2019 and December 31, 2018:

	June 30, 2019			December 31, 2018
	Total Commitment	Balance Outstanding	Unused Commitment	Total Commitment	Balance Outstanding	Unused Commitment
ING Credit Facility	$220,000,000	$88,100,000	$131,900,000	$220,000,000	$115,000,000	$105,000,000
Alpine Credit Facility	300,000,000	240,000,000	60,000,000	300,000,000	240,000,000	60,000,000
Total before deferred financing costs	520,000,000	328,100,000	191,900,000	520,000,000	355,000,000	165,000,000
Unamortized deferred financing costs	—	(2,631,660)	—	—	(3,460,986)	—
Total borrowings outstanding, net of deferred financing costs	$520,000,000	$325,468,340	$191,900,000	$520,000,000	$351,539,014	$165,000,000

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

The ING Credit Facility allows for the Company, at its option, to borrow money at a rate of either (i) an alternate base rate plus 1.50% per annum or (ii) LIBOR plus 2.50% per annum. The interest rate margins are subject to certain step-downs upon the satisfaction of certain conditions described in the Revolving Credit Agreement. The alternate base rate will be the greater of (i) the U.S. Prime Rate set forth in the Wall Street Journal, (ii) the federal funds effective rate plus 1/2 of 1%, and (iii) three month LIBOR plus 1.00%. As of June 30, 2019 and December 31, 2018, the commitment under the ING Credit Facility was $220,000,000. The ING Credit Facility includes an accordion feature that allows for potential future expansion of the ING Credit Facility up to a total of $500,000,000. Availability of loans under the ING Credit Facility is linked to the valuation of the collateral pursuant to a borrowing base mechanism.

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

As of June 30, 2019 and December 31, 2018, the carrying amount of the Company’s borrowings under the ING Credit Facility approximated their fair value. The fair value of the Company’s debt obligation is determined in accordance with ASC 820, which defines fair value in terms of the price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The fair value of the Company’s borrowing under the ING Credit Facility is estimated based upon market interest rates of the Company’s borrowing or entities with similar credit risk, adjusted for nonperformance risk, if any. As of June 30, 2019 and December 31, 2018, the ING Credit Facility would be deemed to be Level 3, as defined in Note 4.

As of June 30, 2019 and December 31, 2018, the financing costs of $1,071,608 and $1,419,794 related to the ING Credit Facility have been capitalized and are being amortized over the respective terms, respectively. The following table shows additional information about the interest and financing costs related to the ING Credit Facility for the three and six months ended June 30, 2019 and 2018:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018
Interest expense related to the ING Credit Facility	$1,368,135	$1,694,752	$2,956,802	$3,559,859
Financing expenses related to the ING Credit Facility	248,749	231,882	488,187	461,496
Total interest and financing expenses related to the ING Credit Facility	$1,616,884	$1,926,634	$3,444,989	$4,021,355

Weighted average outstanding debt balance of the ING Credit Facility	$109,383,516	$138,813,187	$98,800,552	$153,132,597
Weighted average interest rate of the ING Credit Facility (annualized)	5.8%	4.8%	6.0%	4.6%

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

As of June 30, 2019 and December 31, 2018, the carrying amount of the Company’s borrowings under the Alpine Credit Facility approximated the fair value of the Company’s debt obligation. The fair value of the Company’s debt obligation is determined in accordance with ASC 820, which defines fair value in terms of the price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The fair value of the Company’s borrowings under the Alpine Credit Facility is estimated based upon market interest rates of the Company’s borrowings or entities with similar credit risk, adjusted for nonperformance risk, if any. As of June 30, 2019 and December 31, 2018, the Alpine Credit Facility would be deemed to be Level 3, as defined in Note 4.

As of June 30, 2019 and December 31, 2018, the financing costs of $1,560,052 and $2,041,192 related to the Alpine Credit Facility has been capitalized and is being amortized over the respective terms, respectively. The following table shows additional information about the interest and financing costs related to the Alpine Credit Facility for the three and six months ended June 30, 2019 and 2018:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018
Interest expense related to the Alpine Credit Facility	$3,376,451	$3,051,246	$6,739,338	$5,889,714
Financing expenses related to the Alpine Credit Facility	241,899	241,899	481,140	481,140
Total Interest and financing expenses related to the Alpine Credit Facility	$3,618,350	$3,293,145	$7,220,478	$6,370,854

Weighted average outstanding debt balance of the Alpine Credit Facility	$240,000,000	$240,000,000	$240,000,000	$241,364,641
Weighted average interest rate of the Alpine Credit Facility (annualized)	5.6%	5.0%	5.6%	4.9%

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

The base management fee is calculated at an annual rate of 1.75% of the Company’s gross assets payable quarterly in arrears. For purposes of calculating the base management fee, the term “gross assets” includes any assets acquired with the proceeds of leverage. "Gross assets" also includes any cash collateral posted with respect to the TRS, adjusted for realized and unrealized appreciation. The base management fee is calculated based on the gross assets at the end of each completed calendar quarter. Base management fees for any partial quarter are appropriately pro-rated. For the three and six months ended June 30, 2019, the Company recorded an expense for base management fees of $4,335,538 and $8,777,628, respectively. For the three and six months ended June 30, 2018, the Company recorded an expense for base management fees of $4,834,495 and 9,838,311, respectively. As of June 30, 2019 and December 31, 2018, the Company recorded a base management fee payable of $4,335,538 and $4,491,234, respectively.

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

For the three and six months ended June 30, 2019 and 2018, the Company recorded no incentive fees. As of June 30, 2019 and December 31, 2018, the Company recorded no incentive fees payable.

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

For the three and six months ended June 30, 2019 and 2018, the Company recorded no capital gains incentive fee. As of June 30, 2019 and December 31, 2018, the Company recorded no capital gains incentive fee payable.

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

Administration Agreement
On April 5, 2012, the Company entered into an administration agreement (the “Administration Agreement”) with Medley Capital LLC, pursuant to which Medley Capital LLC furnishes the Company with administrative services necessary to conduct its day-to-day operations. On February 28, 2013, Medley Capital LLC entered into a Sub-Administration Agreement with State Street Bank Global Fund Accounting and Custody to perform certain financial, accounting, administrative and other services on behalf of the Company. On April 4, 2019, the Company’s board of directors approved the renewal of the Administration Agreement for an additional one-year term at an in-person meeting. Medley Capital LLC is reimbursed for administrative expenses it incurs on the Company’s behalf in performing its obligations. Such costs are reasonably allocated to the Company on the basis of assets, revenues, time records or other reasonable methods. The Company does not reimburse Medley Capital LLC for any services for which it receives a separate fee or for rent, depreciation, utilities, capital equipment or other administrative items allocated to a controlling person of Medley Capital LLC. For the three and six months ended June 30, 2019, the Company recorded administrator expenses of $536,352 and $1,158,423, respectively. For the three and six months ended June 30, 2018, the Company recorded administrator expenses of $758,178 and $1,481,713, respectively. As of June 30, 2019 and December 31, 2018, the Company had administrator fees payable of $536,352 and $689,711, respectively.

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

Repayments of amounts paid by SIC Advisors to the Company under the Expense Support Agreement will be accrued as they become probable and estimable. The Company refers to Expense Support Reimbursements that are eligible for reimbursement to SIC Advisors by virtue of having satisfied the conditions described above as a “Crystalized Reimbursement.” As of June 30, 2019 and December 31, 2018, the Company did not record any Crystalized Reimbursements. As of June 30, 2019 and December 31, 2018, the total remaining amount eligible for reimbursement of the Company to SIC Advisors, net of Crystalized Reimbursements, was $5,389,627 and $16,228,913, respectively.

The following table provides information regarding liabilities incurred by SIC Advisors pursuant to the Expense Support Agreement as well as other information relating to the Company’s ability to reimburse SIC Advisors for such payments:

Quarter Ended	Amount of Expense Payment Obligation	Amount Repaid to SIC Advisors	Operating Expense Ratio(1)	Annualized Distribution Rate(2)	Eligible to be Repaid Through
March 31, 2015(3)	1,993,518	—	0.43%	8.00%	March 31, 2018
June 30, 2015(3)	2,148,462	—	0.31%	8.00%	June 30, 2018
September 30, 2015(3)	627,752	—	0.32%	8.25%	September 30, 2018
December 31, 2015(3)	3,974,895	—	0.40%	8.65%	December 31, 2018
March 31, 2016(3)	5,204,896	—	0.37%	8.89%	March 31, 2019
June 30, 2016(3)	5,634,390	—	0.29%	8.89%	June 30, 2019
September 30, 2016	5,389,627	—	0.45%	8.84%	September 30, 2019

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

Opportunities for co-investments may arise when SIC Advisors or an affiliated adviser becomes aware of investment opportunities that may be appropriate for the Company and other clients or affiliated funds. The Company obtained an exemptive order from the SEC on November 25, 2013 (the “Prior Exemptive Order”). On March 29, 2017, the Company, SIC Advisors and certain other affiliated funds and investment advisers received an exemptive order (the "Exemptive Order") that supersedes the Prior Exemptive Order and allows affiliated registered investment companies to participate in co-investment transactions with us that would otherwise have been prohibited under Section 17(d) and 57(a)(4) and Rule 17d-1. On October 4, 2017, the Company, SIC Advisors and certain of our affiliates received an exemptive order that supersedes the Exemptive Order (the “Current Exemptive Order”) and allows, in addition to the entities already covered by the Exemptive Order, Medley LLC and its subsidiary, Medley Capital LLC, to the extent they hold financial assets in a principal capacity, and any direct or indirect, wholly- or majority-owned subsidiary of Medley LLC that is formed in the future, to participate in co-investment transactions with us that would otherwise be prohibited by either or both of Sections 17(d) and 57(a)(4) of the 1940 Act. If the Mergers are successfully consummated, the Company and certain of its affiliates will not be able to rely on the Current Exemptive Order. In this regard, on November 19, 2018, the Company and certain of its affiliates submitted an exemptive application to the SEC for an exemptive order that would supersede the Current Exemptive Order (the “Superseding Exemptive Order”) and would permit the Company to participate in negotiated co-investment transactions with certain affiliates that would otherwise be prohibited by either or both of Sections 17(d) and 57(a)(4) of the 1940 Act. There can be no assurance if and when the Company will receive the Superseding Exemptive Order. The terms of the Superseding Exemptive Order, if received, would be substantially similar to the Current Exemptive Order. Co-investment under the Superseding Exemptive Order is subject to certain conditions therein, including the condition that, in the case of each co-investment transaction, the board of directors determines that it would be in the Company’s best interest to participate in the transaction. The Current Exemptive Order will remain in effect unless and until the Mergers are completed and the Superseding Exemptive Order is granted by the SEC. However, neither we nor the affiliated funds are obligated to invest or co-invest when investment opportunities are referred to us or them. Please see the footnotes to the consolidated schedule of investments as of June 30, 2019 and December 31, 2018 for disclosures regarding securities also held by affiliated funds.

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

For the three and six months ended June 30, 2019 and 2018, the Company recorded directors' fees expenses in General and Administrative expenses on the consolidated statement of operations of $243,750 and $537,000 and $169,169 and $460,419, respectively.

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

The following table sets forth the computation of the weighted average basic and diluted net increase in net assets per share from operations for the three and six months ended June 30, 2019 and 2018:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018
Net increase/(decrease) in net assets from operations	$(17,054,078)	$(5,327,277)	$(2,140,706)	$(6,340,350)
Weighted average common shares outstanding	100,135,004	97,385,971	99,649,414	97,190,689
Weighted average basic and diluted earnings per common share	$(0.17)	$(0.05)	$(0.02)	$(0.07)

Note 11. Commitments
As of June 30, 2019 and December 31, 2018, the Company had $30,638,770 and $49,555,687, respectively, of unfunded commitments under loan and financing agreements. These amounts are primarily composed of commitments for senior secured term loans, revolvers, and additional capital contributions for the Sierra JV. The unrealized gain or loss associated with unfunded commitments is recorded in the financial statements and reflected as an adjustment to the valuation of the related security in the Consolidated Schedule of Investments. The par amount of the unfunded commitments are not recognized by the Company until the commitment is funded.

	As of
	June 30, 2019	December 31, 2018
1888 Industrial Services, LLC	$314,448	$566,007
AAAHI Acquisition Corporation	1,586,982	1,597,633
Access Media Holdings, LLC	88,200	88,200
Alpine SG, LLC	1,000,000	1,000,000
Barry's Bootcamp Holdings, LLC	—	3,668,571
Black Angus Steakhouses, LLC	3,236,607	4,352,679
Central States Dermatology Services, LLC	—	314,351
Charming Charlie LLC	2,252,279	2,252,279
DataOnline Corp.	1,180,000	1,180,000
Dynamic Energy Services International LLC	1,062,895	1,753,323
Isola USA Corp.	1,138,277	1,138,277
Kemmerer Operations, Inc.	908,475	—
Manna Pro Products, LLC	—	325,000
Offen, Inc.	1,061,947	—
Path Medical, LLC	393,600	393,600
PT Network, LLC	—	4,437,433
Redwood Services Group, LLC	1,437,500	1,725,000
RMS Holding Company, LLC	813,102	264,454
SavATree, LLC	—	158,889
SFP Holding, Inc.	2,150,000	2,863,985
Sierra Senior Loan Strategy JV I LLC	4,200,000	4,200,000
Simplified Logistics, LLC	5,000,000	5,000,000
Smile Doctors LLC	2,343,400	4,305,655
Elite Comfort Solutions LLC	—	2,499,293
SRS Software, LLC	—	5,000,000
TwentyEighty, Inc.	471,058	471,058
Total Commitments	$30,638,770	$49,555,687

Note 12. Fee Income
Fee income consists of origination fees, amendment fees, prepayment fees, administrative agent fees and other miscellaneous fees. Origination fees, prepayment fees, amendment fees, and other similar fees are non-recurring fee sources. Such fees are received on a transaction by transaction basis and do not constitute a regular stream of income. The following table shows the Company’s fee income for the three and six months ended June 30, 2019 and 2018:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018
Origination fees	$3,401	$483,103	$48,090	$1,078,939
Prepayment fees	2,170,948	329,104	2,512,536	329,104
Amendment fees	190,821	98,380	309,855	109,389
Administrative agent fees	29,391	36,879	58,590	63,606
Other fees	815	—	815	11,103
Fee income	$2,395,376	$947,466	$2,929,886	$1,592,141

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

The Company amended the DRIP as a result of the Company’s revised fee structure, which went into effect on June 16, 2017. Under the Company’s revised fee structure the upfront selling commission was reduced from 7.00% of gross proceeds to up to 3.00% of gross proceeds and the dealer manager fee was reduced from 2.75% of gross proceeds to up to 2.50% of gross proceeds. If the Company declares a cash dividend or other distribution, each stockholder that has “opted in” to the DRIP will have their distributions automatically reinvested in additional shares of the Company’s common stock rather than receiving cash distributions. Stockholders who receive distributions in the form of shares of common stock will be subject to the same federal, state and local tax consequences as if they received cash distributions. For the six months ended June 30, 2019, the Company distributed a total of $31,787,931, of which $19,502,948 was in cash and $12,284,983 was in the form of common stock associated with the DRIP. For the six months ended June 30, 2018, the Company distributed a total of $31,076,562, of which $17,902,191, was in cash and $13,174,371 was in the form of common stock associated with the DRIP.

The following table reflects the cash distributions per share that the Company has declared or paid to its stockholders during 2019 and 2018. Stockholders of record as of each respective record date were entitled to receive the distribution.

Record Date	Payment Date	Amount per share
January 15 and 31, 2018	January 31, 2018	0.02667
February 15 and 28, 2018	February 28, 2018	0.02667
March 15 and 30, 2018	March 30, 2018	0.02667
April 13 and 30, 2018	April 30, 2018	0.02667
May 15 and 31, 2018	May 31, 2018	0.02667
June 15 and 29, 2018	June 29, 2018	0.02667
July 13 and 31, 2018	July 31, 2018	0.02667
August 15 and 31, 2018	August 31, 2018	0.02667
September 14 and 28, 2018	September 28, 2018	0.02667
October 15 and 31, 2018	October 31, 2018	0.02667
November 15 and 30, 2018	November 30, 2018	0.02667
December 14 and 31, 2018	December 31, 2018	0.02667
January 25, 2019	January 31, 2019	0.05334
February 11, 2019	February 28, 2019	0.05334
March 11, 2019	March 29, 2019	0.05334
April 29, 2019	April 30, 2019	0.05334
May 30, 2019	May 31, 2019	0.05334
June 27, 2019	June 28, 2019	0.05334

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
In the event of the death or disability of a stockholder, the Company will repurchase the shares held by such stockholder at a price equal to the NAV per share of our shares as disclosed in the periodic report the Company files with the SEC immediately following the date of the death or disability of such stockholder. The Company's board of directors has the right to suspend or terminate repurchases due to death or disability to the extent that it determines that it is in the Company's best interest to do so. In connection with the Mergers, the Company suspended repurchases due to death or disability. During the three and six months ended June 30, 2019, the Company repurchased no shares due to death or disability. During the three and six months ended June 30, 2018, the Company repurchased 0 and 94,892 shares, respectively, of certain shareholders due to death or disability.

Note 14. Financial Highlights
The following is a schedule of financial highlights of the Company for the six months ended June 30, 2019 and 2018:

	2019	2018
Per Share Data:(1)
Net asset value at beginning of period	$6.72	$7.66
Net investment income	0.21	0.24
Net realized gains/(losses) on investments and total return swap	(0.15)	(0.32)
Net unrealized appreciation/(depreciation) on investments and total return swap	(0.08)	0.01
Net increase/(decrease) in net assets	$(0.02)	$(0.07)
Distributions from return of capital	—	—
Distributions declared from net investment income(2)	(0.32)	(0.32)
Distributions from net realized capital gains	—	—
Total distributions to shareholders	$(0.32)	$(0.32)
Issuance of common shares above net asset value(3)	(0.01)	—
Net asset value at end of period	$6.37	$7.27
Total return based on net asset value(4)(5)	(0.21)%	(1.20)%
Portfolio turnover rate(5)	13.93%	11.89%
Shares outstanding at end of period	100,462,586	96,784,857
Net assets at end of period	$640,436,545	$703,973,176
Ratio/Supplemental Data (annualized):
Ratio of net investment income to average net assets	6.32%	6.64%
Ratio of net expenses (including incentive fees) to average net assets	7.39%	7.03%
Supplemental Data (annualized):
Asset coverage ratio per unit(6)	$2,952	$2,385
Percentage of non-recurring fee income(7)	2.27%	3.73%
Ratio of net expenses (excluding incentive fees) to average net assets	7.37%	7.03%
Ratio of interest and financing related expenses to average net assets	3.26%	2.89%
Total Debt Outstanding:(8)(9)
Revolving Credit Facility	$328,100,000	$385,000,000
Total Return Swap(10)	$—	$126,316,942

(1)	The per share data was derived by using the weighted average shares outstanding during the six months ended June 30, 2019 and 2018, which were 99,649,414 and 97,385,971 respectively.

(2)	The per share data for distributions is the actual amount of paid distributions per share during the period.

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

(6)
Asset coverage per unit is the ratio of the carrying value of the Company's total consolidated assets for regulatory purposes, which includes the underlying fair value of net TRS, less all liabilities and indebtedness not represented by senior securities to the aggregate amount of Senior Securities representing indebtedness and the implied leverage on the TRS. Asset coverage per unit is expressed in terms of dollars per $1,000 of indebtedness. As of June 30, 2019 and 2018, the Company's Asset Coverage Per Unit including unfunded commitments was $2,700 and $2,135, respectively.

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

Note 15. Subsequent Events
Management has evaluated subsequent events through the date of issuance of the consolidated financial statements included herein. There have been no subsequent events that occurred during such period that would require disclosure in this Form 10-Q or would be required to be recognized in the consolidated financial statements as of and for the six months ended June 30, 2019, except as disclosed below.

On July 25, 2019, the Company entered into Amendment No. 2 to the Revolving Credit Agreement (the “Amendment”), with certain lenders party thereto, ING Capital LLC, as administrative agent (the “Administrative Agent”), and, solely with respect to Section 2.10 of the Amendment, SIC AAR LLC, SIC Investment Holdings LLC and Sierra Management, Inc., as subsidiary guarantors. The

Amendment amends certain provisions of the Revolving Credit Agreement (as amended by Amendment No. 1, the “Prior Facility” and, as further amended by Amendment No. 2, the “Facility”) to, among other things, (i) reduce the size of the commitments thereunder from $220.0 million to $215.0 million, (ii) extend the Revolver Termination Date (as defined in the Prior Facility) from August 12, 2019 to March 31, 2020 and (iii) extend the Maturity Date (as defined in the Prior Facility) from August 12, 2020 to March 31, 2021. As of July 25, 2019, total commitments under the Facility are $215.0 million.

On July 28, 2019, our board of directors declared a series of monthly distributions for July, August and September 2019 in the amount of $0.05334 per share. Stockholders of record as of each respective monthly record date will be entitled to receive the distribution. Below are the details for each respective distribution:

Record Date	Payment Date	Amount per share
July 30, 2019	July 31, 2019	$0.05334
August 29, 2019	August 30, 2019	0.05334
September 27, 2019	September 30, 2019	0.05334

On July 29, 2019, the Company entered into the Amended and Restated Agreement and Plan of Merger, dated as of July 29, 2019 (the “Amended MCC Merger Agreement”), by an between MCC and the Company, pursuant to which MCC will, on the terms and subject to the conditions set forth in the Amended MCC Merger Agreement, merge with and into the Company, with the Company as the surviving company in the MCC Merger. In the MCC Merger, each share of MCC’s common stock (other than shares of MCC’s common stock held by MCC, the Company or their respective wholly owned subsidiaries, will be exchanged for the right to receive (i) 0.68 shares of the Company’s common stock if the attorneys’ fees of plaintiffs’ counsel and litigation expenses paid or incurred by plaintiffs’ counsel or advanced by plaintiffs in connection with the Class Action (such fees and expenses, the “Plaintiff Attorney Fees”) are less than or equal to $10,000,000, (ii) 0.66 shares of the Company’s common stock if the Plaintiff Attorney Fees are equal to or greater than $15,000,000, and (iii) between 0.68 and 0.66 per share of the Company’s common stock if the Plaintiff Attorney Fees are greater than $10,000,000 but less than $15,000,000, calculated on a descending basis, based on straight line interpolation between $10,000,000 and $15,000,000.

In addition, on July 29, 2019, the Company entered into the Amended and Restated Agreement and Plan of Merger (the “Amended MDLY Merger Agreement”) by and among MDLY, the Company, and Merger Sub, pursuant to which MDLY will, on the terms and subject to the conditions set forth in the Amended MDLY Merger Agreement, merge with and into Merger Sub, with Merger Sub as the surviving company in the MDLY Merger. In the MDLY Merger, each share of MDLY’s Class A common stock, issued and outstanding immediately prior to the effective date of the MDLY Merger, other than shares of MDLY’s Class A common stock held by MDLY, the Company or their respective wholly owned subsidiaries (the “Excluded MDLY Shares”) and the Dissenting Shares (as defined in the Amended MDLY Merger Agreement), held, immediately prior to the MDLY Merger effective time, by any person other than a Unitholder (as defined below), will be exchanged for (i) 0.2668 shares of the Company’s common stock; plus (ii) cash in an amount equal to $2.96 per share. In addition, in the MDLY Merger, each share of MDLY’s Class A common stock issued and outstanding immediately prior to the MDLY Merger effective time, other than the Excluded MDLY Shares and the Dissenting Shares, held, immediately prior to the MDLY Merger effective time, by holders of the issued and outstanding limited liability company interests of Medley LLC (the “Medley LLC Units” and, holders of the Medley LLC Units at any time on or after July 29, 2019, the “Unitholders”) will be exchanged for (i) 0.2072 shares of the Company’s common stock; plus (ii) cash in an amount equal to $2.66 per share.

Pursuant to terms of the Amended MCC Merger Agreement, the consummation of the MCC Merger is conditioned upon the satisfaction or waiver of each of the conditions to closing under the Amended MDLY Merger Agreement and the consummation of the MDLY Merger. However, pursuant to the terms of the Amended MDLY Merger Agreement, the consummation of the MDLY Merger is not contingent upon the consummation of the MCC Merger. If both Mergers are successfully consummated, our common stock would be listed on the New York Stock Exchange, with such listing expected to be effective as of the closing date of the Mergers, and our common stock will be listed on the Tel Aviv Stock Exchange, with such listing expected to be effective as of the closing date of the MCC Merger. If, however, only the MDLY Merger is consummated, our common stock would be listed on the New York Stock Exchange. If both Mergers are successfully consummated, the investment portfolios of MCC and the Company would be combined, Merger Sub, as a successor to MDLY, would be a wholly owned subsidiary of the Combined Company, and the Combined Company would be internally managed by MCC Advisors LLC, its wholly controlled adviser subsidiary. If only the MDLY Merger is consummated, while the investment portfolios of MCC and the Company would not be combined, the investment management function relating to the operation of the Company, as the surviving company, would still be internalized.
Notwithstanding the suspension of the share repurchase program and, in connection with the Amended MCC Merger Agreement, our board of directors approved the repurchase of shares of our common stock from our stockholder who have requested repurchases in connection with such stockholder’s death or disability.

Effective as of August 31, 2019, Jeff Tonkel is retiring and will be a senior advisor to the Medley platform and will remain a director of MDLY and MCC. Accordingly, Mr. Tonkel will resign from his positions as President of MDLY, the Company, and Sierra Total Return Fund. Mr. Tonkel’s decision to resign as President of MDLY, the Company, and Sierra Total Return Fund was not due to any dispute or disagreement with MDLY, the Company, or Sierra Total Return Fund, or on any matter relating to the operations, policies or practices of MDLY, the Company, or Sierra Total Return Fund.

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

This quarterly report on Form 10-Q also includes “forward-looking” statements regarding the proposed transactions. Because forward-looking statements, such as the date that the parties expect the proposed transactions to be completed and the expectation that the proposed transactions will provide improved liquidity for the Company, MCC, and MDLY’s stockholders and will be accretive to net investment income for both the Company and MCC, include risks and uncertainties, actual results may differ materially from those expressed or implied and include, but are not limited to, those discussed in each of the Company’s, MCC’s and MDLY’s filings with the SEC, and (i) the satisfaction or waiver of closing conditions relating to the proposed transactions described herein, including, but not limited to, the requisite approvals of the stockholders of each of the Company, MCC, and MDLY; the Company successfully taking all actions reasonably required with respect to certain outstanding indebtedness of MCC and MDLY to prevent any material adverse effect relating thereto; certain required approvals of the SEC (including necessary exemptive relief to consummate the merger transactions), approval by the Court of Chancery of the State of Delaware of the Stipulation of Settlement in connection with the consolidated actions under caption of In re Medley Capital Corporation Stockholder Litigation, C.A. No. 2019-0100-KSJM, the necessary consents of certain third-party advisory clients of MDLY; and any applicable waiting period (and any extension thereof) applicable to the transactions under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, shall have expired or been terminated; (ii) the parties’ ability to successfully consummate the proposed transactions, and the timing thereof; (iii) the results of the go-shop process that will be conducted by MCC’s special committee; and (iv) the possibility that competing offers or acquisition proposals related to the proposed transactions will be made and, if made, could be successful. Additional risks and uncertainties specific to the Company, MCC and MDLY include, but are not limited to, (i) the costs and expenses that the Company, MCC and MDLY have, and may incur, in connection with the proposed transactions (whether or not they are consummated); (ii) the impact that any litigation relating to the proposed transactions may have on any of the Company, MCC and MDLY; (iii) that projections with respect to distributions may prove to be incorrect; (iv) the Company’s ability to invest its portfolio of cash in a timely manner following the closing of the proposed transactions; (v) the market performance of the combined portfolio; (vi) the ability of portfolio companies to pay interest and principal in the future; (vii) the ability of MDLY to grow its fee earning assets under management; (viii) whether the Company, as the surviving company, will trade with more volume and perform better than MCC and MDLY prior to the proposed transactions; and (ix) negative effects of entering into the proposed transactions on the trading volume and market price of MCC’s or MDLY’s common stock. There can be no assurance of the level of any distributions to be paid, if any, following consummation of the proposed transactions.

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

As a BDC, we are required to comply with certain regulatory requirements. For instance, we generally have to invest at least 70% of our total assets in “qualifying assets,” including securities of private or thinly traded public U.S. companies, cash, cash equivalents, U.S. government securities and high-quality debt investments that mature in one year or less. In addition, we are only allowed to borrow money such that our asset coverage, as defined in the 1940 Act, equals at least 200% (or 150% if, pursuant to recent legislation, certain requirements under the 1940 Act are met) after such borrowing, with certain limited exceptions. To maintain our RIC tax treatment, we must meet specified source-of-income and asset diversification requirements. To be eligible for RIC tax treatment under Subchapter M for U.S. federal income tax purposes, we must distribute at least 90% of our net ordinary income and realized net short-term capital gains in excess of realized net long-term capital losses, if any, for the taxable year.

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

Portfolio and Investment Activity
The following table shows the amortized cost and the fair value of our investment portfolio as of June 30, 2019:

	Amortized Cost	Percentage	Fair Value	Percentage
Senior secured first lien term loans	$464,604,012	51.5%	$401,886,948	50.0%
Senior secured second lien term loans	160,476,041	17.8	149,900,159	18.6
Senior secured first lien notes	30,965,000	3.4	30,106,400	3.7
Subordinated notes	73,542,052	8.2	67,042,643	8.3
Sierra Senior Loan Strategy JV I LLC	92,050,000	10.3	76,555,675	9.5
Equity/warrants	79,638,418	8.8	79,530,206	9.9
Total	$901,275,523	100.0%	$805,022,031	100.0%

As of June 30, 2019, our income-bearing investment portfolio, which represented 89.4% of our total portfolio, had a weighted average yield based upon the cost of our investment portfolio of 9.5%, and 7.0% of our income-bearing portfolio bore interest based on fixed rates, while 93.0% of our income-bearing portfolio bore interest at floating rates, such as LIBOR.

For the three months ended June 30, 2019, we invested $60.0 million of principal in directly originated transactions across 21 portfolio companies and $7.0 million of principal in syndicated transactions across 5 portfolio companies. As of June 30, 2019, the investment portfolio was comprised of $763.7 million of principal in directly originated transactions across 68 portfolio companies and $124.1 million of principal in syndicated transactions across 23 portfolio companies.

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

The following table shows weighted average current yield to maturity, including the yield of cash collateral on the TRS, based on fair value as of June 30, 2019 and December 31, 2018:

	June 30, 2019		December 31, 2018
	Percentage of Total Investments	Weighted Average Current Yield for Total Investments(1)	Percentage of Total Investments	Weighted Average Current Yield for Total Investments(1)
Senior secured first lien term loans	50.0%	11.0%	50.5%	10.3%
Senior secured second lien term loans	18.6	13.4	17.8	13.3
Senior secured first lien notes	3.7	15.0	3.7	13.3
Subordinated notes	8.3	9.4	7.0	7.2
Sierra Senior Loan Strategy JV I LLC	9.5	9.7	8.7	9.7
Equity/warrants	9.9	11.8	12.3	12.2
Total	100.0%	11.7%	100.0%	10.8%

(1)	The weighted average current yield for total investments does not represent the total return to our stockholders.

The following table shows the portfolio composition by industry classification based on fair value as of June 30, 2019:

Industry Classification	Investments at Fair Value	Percentage of Total Portfolio
Multi-Sector Holdings	$142,385,017	17.7%
Services: Business	133,931,579	16.6%
Healthcare & Pharmaceuticals	71,205,546	8.8%
High Tech Industries	66,061,383	8.2%
Aerospace & Defense	48,953,662	6.1%
Banking, Finance, Insurance & Real Estate	45,797,605	5.7%
Construction & Building	44,572,576	5.5%
Wholesale	37,137,046	4.6%
Automotive	25,585,576	3.2%
Consumer Goods: Durable	24,157,288	3.0%
Transportation: Cargo	19,499,335	2.4%
Hotel, Gaming & Leisure	20,446,997	2.5%
Capital Equipment	17,179,706	2.1%
Containers, Packaging & Glass	15,761,957	2.0%
Services: Consumer	15,469,960	1.9%
Energy: Oil & Gas	14,117,361	1.8%
Chemicals, Plastics & Rubber	11,363,049	1.4%
Media: Diversified & Production	10,524,312	1.3%
Transportation: Consumer	6,930,182	0.9%
Forest Products & Paper	6,893,311	0.9%
Media: Advertising, Printing & Publishing	6,749,195	0.8%
Environmental Industries	6,436,584	0.8%
Media: Broadcasting & Subscription	4,727,451	0.6%
Consumer Goods: Non-durable	4,694,081	0.6%
Metals & Mining	3,335,599	0.4%
Retail	1,105,673	0.1%
Total	$805,022,031	100.0%

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

The following table shows the distribution of our investment portfolio, not including cash and cash equivalents, on the 1 to 5 investment credit rating scale at fair value as of June 30, 2019 and December 31, 2018:

	June 30, 2019		December 31, 2018
Investment Credit Rating	Investments at Fair Value	Percentage	Investments at Fair Value	Percentage
1	$109,306,651	13.6%	$36,018,931	3.9%
2	477,132,860	59.3	701,419,815	75.9
3	191,695,102	23.8	140,325,008	15.2
4	9,809,875	1.2	3,597,528	0.4
5	17,077,543	2.1	42,119,480	4.6
Total	$805,022,031	100.0%	$923,480,762	100.0%
Results of Operations
The following table shows operating results for the three and six months ended June 30, 2019 and 2018:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018
Total investment income	$23,906,563	$24,890,883	$44,817,023	$49,250,923
Total expenses	12,047,035	12,630,171	24,162,802	25,575,866
Net investment income	11,859,528	12,260,712	20,654,221	23,675,057
Net realized gain/(loss) from investments and total return swap	1,333,156	(133,829)	(15,252,439)	(30,836,305)
Net change in unrealized appreciation/(depreciation) on investments and total return swap	(33,221,374)	(17,396,983)	(7,542,488)	742,620
Change in provision for deferred taxes on unrealized gain on investments	2,974,612	(57,177)	—	78,278
Net increase/(decrease) in net assets resulting from operations	$(17,054,078)	$(5,327,277)	$(2,140,706)	$(6,340,350)

Investment Income
Total investment income decreased $984,320, or 4.0%, to $23,906,563 for the three months ended June 30, 2019, compared to 24,890,883 for the three months ended June 30, 2018. Total investment income consisted primarily of portfolio interest and dividends, which decreased $2,725,654, or 11.4%, to $21,162,663 for the three months ended June 30, 2019, compared to $23,888,317 for the three months ended June 30, 2018. This decrease was primarily due to a decrease in the size of the underlying portfolio due to our reduced leverage utilization. Fee income increased $1,447,910, or 152.8%, to $2,395,376 for the three months ended June 30, 2019, compared to $947,466 for the three months ended June 30, 2018, primarily due to an increase in fees associated with loan originations and loan prepayments.

Total investment income decreased $4,433,900, or 9.0%, to 44,817,023 for the six months ended June 30, 2019, compared to $49,250,923 for the six months ended June 30, 2018. Total investment income consisted primarily of portfolio interest and dividends, which decreased $6,327,538, or 13.3%, to $41,253,091 for the six months ended June 30, 2019, compared to $47,580,629 for the six months ended June 30, 2018. This decrease was primarily due to a decrease in the size of the underlying portfolio due to our reduced leverage utilization. Fee income increased $1,337,745, or 84.0%, to $2,929,886 for the six months ended June 30, 2019, compared to $1,592,141 for the six months ended June 30, 2018, primarily due to an increase in fees associated with loan originations and loan prepayments.
Operating Expenses
The following table shows operating expenses for the three and six months ended June 30, 2019 and 2018 :

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018
Base management fees	$4,335,538	$4,834,495	$8,777,628	$9,838,311
Interest and financing expenses	5,235,234	5,219,779	10,665,467	10,392,209
Incentive fees	—	—	—	—
General and administrative expenses	1,578,495	1,216,840	2,519,993	2,641,958
Administrator expenses	536,352	758,178	1,158,423	1,481,713
Offering costs	3,528	187,736	35,836	470,986
Professional fees	357,888	413,143	1,005,455	750,689
Total expenses	$12,047,035	$12,630,171	$24,162,802	$25,575,866

Total expenses decreased $583,136, or 4.6%, to $12,047,035 for the three months ended June 30, 2019, as compared to $12,630,171 for the three months ended June 30, 2018, primarily due to an decrease in base management fees. Total expenses decreased $1,413,064, or 5.5%, to $24,162,802 for the six months ended June 30, 2019, as compared to $25,575,866 for the six months ended June 30, 2018, primarily due to a decrease in base management fees.

Base management fees decreased $498,957, or 10.3%, to $4,335,538 for the three months ended June 30, 2019, as compared to $4,834,495 for the three months ended June 30, 2018, primarily due to a decrease in our gross assets. Base management fees decreased $1,060,683, or 10.8%, to $8,777,628 for the six months ended June 30, 2019, as compared to $9,838,311 for the six months ended June 30, 2018, primarily due to a decrease in our gross assets.

Interest and financing expenses increased $15,455, or 0.3%, to $5,235,234 for the three months ended June 30, 2019, as compared to $5,219,779 for the three months ended June 30, 2018, primarily due to an increase in the weighted average interest rate of our credit facilities, which is a result of an increase in LIBOR rates of 0.8%, or a 16.3% increase. Interest and financing expenses increased $273,258, or 2.6%, to $10,665,467 for the six months ended June 30, 2019, as compared to $10,392,209 for the six months ended June 30, 2018, primarily due to an increase in the weighted average interest rate of our credit facilities, which is a result of an increase in LIBOR rates of 0.9%, or a 18.75% increase.

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

Net Realized Gains/Losses on Investments
We measure realized gains or losses by the difference between the net proceeds from the disposition and the amortized cost basis of an investment, without regard to unrealized gains or losses previously recognized. For the three and six months ended June 30, 2019, we recognized net realized gain on investments of $1,333,156 and net realized loss on investments of $15,252,439, respectively, primarily due to certain non-cash restructuring transactions and the wind-down of our TRS facility. For the three and six months ended June 30, 2018, we recognized net realized loss on investments of $133,829 and net realized loss on investments of $30,836,305, respectively, primarily due to certain non-cash restructuring transactions.

Net Unrealized Appreciation/Depreciation on Investments
Net change in unrealized appreciation/depreciation on investments reflects the net change in the fair value of our investments including the TRS and provision for deferred taxes. For the three and six months ended June 30, 2019, we recorded a net change in unrealized depreciation of $30,246,762 and depreciation of $7,542,488, respectively. For the three and six months ended June 30, 2018, we recorded a net change in unrealized depreciation of $17,454,160 and appreciation of $820,898.

Changes in Net Assets from Operations
For the three and six months ended June 30, 2019, we recorded a net decrease of $17,054,078 and a net decrease of $2,140,706, respectively, in net assets resulting from operations. Based on 100,135,004 and 99,649,414 weighted average common shares outstanding for the three and six months ended June 30, 2019, our per share net decrease in net assets resulting from operations was $0.17 and $0.02, respectively. For the three and six months ended June 30, 2018, we recorded a net decrease of $5,327,277 and a net decrease of $6,340,350, respectively, in net assets resulting from operations. Based on 97,385,971 and 97,190,689 weighted average common shares outstanding for the three and six months ended June 30, 2018, our per share net decrease in net assets resulting from operations was $0.05 and $0.07, respectively.

Financial Condition, Liquidity and Capital Resources
As a BDC, we distribute substantially all of our net income to our stockholders and have an ongoing need to raise additional capital for investment purposes. To fund growth, we have a number of alternatives available to increase capital; including raising equity, increasing debt, and funding from operational cash flow.

Our liquidity and capital resources historically have been generated primarily from the net proceeds of our public offering of common stock, use of our credit facilities and our TRS. Currently, our primary source of liquidity derived from the use of our credit facility.

As of June 30, 2019 and December 31, 2018, we had $161,214,258 and $59,481,495, respectively, in cash and cash equivalents. In the future, we may generate cash from future offerings of securities, future borrowings and cash flows from operations, including interest earned from the temporary investment of cash in U.S. government securities and other high-quality debt investments that mature in one year or less. Our primary use of funds is investments in our targeted asset classes, cash distributions to our stockholders, and other general corporate purposes.

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

The following table shows our net borrowings as of June 30, 2019 and December 31, 2018:

	June 30, 2019			December 31, 2018
	Total Commitment	Balance Outstanding	Unused Commitment	Total Commitment	Balance Outstanding	Unused Commitment
ING Credit Facility	$220,000,000	$88,100,000	$131,900,000	$220,000,000	$115,000,000	$105,000,000
Alpine Credit Facility	300,000,000	240,000,000	60,000,000	300,000,000	240,000,000	60,000,000
Total before deferred financing costs	520,000,000	328,100,000	191,900,000	520,000,000	355,000,000	165,000,000
Unamortized deferred financing costs	—	(2,631,660)	—	—	(3,460,986)	—
Total borrowings outstanding, net	$520,000,000	$325,468,340	$191,900,000	$520,000,000	$351,539,014	$165,000,000

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

The ING Credit Facility allows for us, at our option, to borrow money at a rate of either (i) an alternate base rate plus 1.50% per annum or (ii) LIBOR plus 2.50% per annum. The interest rate margins are subject to certain step-downs upon the satisfaction of certain conditions described in the Revolving Credit Agreement. The alternate base rate will be the greatest of (i) the U.S. Prime Rate set forth in the Wall Street Journal, (ii) the federal funds effective rate plus 1/2 of 1%, and (iii) three month LIBOR plus 1%. As of June 30, 2019 and December 31, 2018, the commitment under the ING Credit Facility was $220 million and includes an accordion feature that allows for potential future expansion of the ING Credit Facility up to a total of $500 million. Availability of loans under the ING Credit Facility is linked to the valuation of the collateral pursuant to a borrowing base mechanism.

We are also required to pay a commitment fee to the lenders based on the daily unused portion of the aggregate commitments under the ING Credit Facility. The commitment fee is (i) 1.50% if the used portion of the aggregate commitments is less than or equal to 40%, (ii) 0.75% if the used portion of the aggregate commitments is greater than 40% and less than or equal to 65% or (iii) 0.50% if the used portion of the aggregate commitments is greater than 65%. The ING Credit Facility provides that we may use the proceeds of the facility for general corporate purposes, including making investments in accordance with our investment objective and strategy. As of June 30, 2019, our borrowings under the ING Facility totaled $88,100,000 and were recorded as part of revolving credit facility payable on our Consolidated Statements of Assets and Liabilities.

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

Borrowings under the Alpine Credit Facility are subject to compliance with a NAV coverage ratio with respect to the current value of Alpine’s portfolio and various eligibility criteria must be satisfied with respect to the initial acquisition of each loan in Alpine’s portfolio. Any amounts borrowed under the Alpine Credit Facility will mature, and all accrued and unpaid interest thereunder will be due and payable, on March 29, 2022. As of June 30, 2019, Alpine’s borrowings under the Alpine Credit Facility totaled $240,000,000 and were recorded as part of revolving credit facility payable on our Consolidated Statements of Assets and Liabilities.

Contractual Obligations
The following table shows our payment obligations for repayment of debt, which total our contractual obligations at June 30, 2019:

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

Transactions in TRS contracts during the three months ended June 30, 2019 were $0.1 million in realized losses and $0.1 million in net change in unrealized depreciation, which are recorded on the Consolidated Statements of Operations.

Transactions in TRS contracts during the three months ended June 30, 2018 were $1.0 million in realized losses and $0.3 million in net change in unrealized depreciation, which are recorded on the Consolidated Statements of Operations.

Our derivative asset from Citibank, net of amounts available for offset under a master netting agreement as of June 30, 2019, was $0.0 million, which is recorded on the Consolidated Statements of Assets and Liabilities as a receivable due on total return swap.

The volume of the Company’s derivative transactions for the three and six months ended June 30, 2019 and 2018 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Average notional amount of contracts (1)	$—	$168,753,875	$30,563,576	$170,174,081

(1)
Average notional amount is based on the average month end balances for the three and six months ended June 30, 2019 and 2018, which is representative of the volume of notional contract amounts held during each year.

On March 27, 2015, the Company and GALIC entered into a limited liability company operating agreement to co-manage Sierra JV. All portfolio and other material decisions regarding Sierra JV must be submitted to Sierra JV's board of managers, which is comprised of four members, two of whom are selected by the Company and the other two are selected by GALIC. The Company has concluded that it does not operationally control Sierra JV. As the Company does not operationally control Sierra JV, it does not consolidate the operations of Sierra JV within the consolidated financial statements. As a practical expedient, the Company uses NAV to determine the fair value of its investment in Sierra JV; therefore, this investment has been presented as a reconciling item within the fair value hierarchy (see Note 4). As of June 30, 2019, there was $204.9 million outstanding under the JV Facility and the Sierra JV had total assets of $295.9 million. As of June 30, 2019, Sierra JV’s portfolio was comprised of 100.0% of senior secured first lien term loans to 60 different portfolio companies with one portfolio company on non-accrual status. As of December 31, 2018, Sierra JV’s portfolio was comprised of 100% of senior secured first lien term loans to 58 different portfolio companies with one portfolio company on non-accrual status.

As of June 30, 2019 and December 31, 2018, Sierra JV had total capital commitments of $116 million, with the Company providing $101.5 million and GALIC providing $14.5 million. Approximately $105.2 million was funded as of June 30, 2019 and December 31, 2018, relating to these commitments, of which $92.1 million was from the Company. The Company does not have the right to withdraw any of their respective capital commitment, unless in connection with a transfer of its membership interests. The Company may transfer full membership interests as long as it is approved by all members and transferred in a transaction exempt from the registration requirements of the Securities Act of 1933, as amended, or applicable state securities laws

On August 4, 2015, Sierra JV entered into a senior secured revolving credit facility the ("JV Facility") led by Credit Suisse, AG ("CS") with commitments of $100 million subject to certain leverage and borrowing base restrictions. On December 29, 2015, the JV Facility was amended and the total commitments were increased to $135 million. On March 30, 2017, the Company amended the JV Facility previously administered by CS and facilitated the assignment of all rights and obligations of CS under the JV Facility to Deutsche Bank AG, New York Branch, ("DB") and increased the total loan commitments to $240 million. On May 26, 2017 commitments to the JV facility were increased from $240 million to $250 million. On June 28, 2019, the JV Facility reinvestment period was further extended to October 28, 2019. The JV Facility bears interest at a rate of LIBOR (with no minimum) plus 2.50% per annum and the stated maturity date is March 30, 2022. As of June 30, 2019 and December 31, 2018, there was $204.9 million outstanding under the JV Facility.

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

Record Date	Payment Date	Amount per share
January 15 and 31, 2018	January 31, 2018	0.02667
February 15 and 28, 2018	February 28, 2018	0.02667
March 15 and 30, 2018	March 30, 2018	0.02667
April 13 and 30, 2018	April 30, 2018	0.02667
May 15 and 31, 2018	May 31, 2018	0.02667
June 15 and 29, 2018	June 29, 2018	0.02667
July 13 and 31, 2018	July 31, 2018	0.02667
August 15 and 31, 2018	August 31, 2018	0.02667
September 14 and 28, 2018	September 28, 2018	0.02667
October 15 and 31, 2018	October 31, 2018	0.02667
November 15 and 30, 2018	November 30, 2018	0.02667
December 14 and 31, 2018	December 31, 2018	0.02667
January 25, 2019	January 31, 2019	0.05334
February 11, 2019	February 28, 2019	0.05334
March 11, 2019	March 29, 2019	0.05334
April 29, 2019	April 30 2019	0.05334
May 30, 2019	May 31, 2019	0.05334

June 27, 2019	June 28, 2019	0.05334
July 30, 2019	July 31, 2019	0.05334
August 29, 2019	August 30, 2019	0.05334
September 27, 2019	September 30, 2019	0.05334
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

Payment-in-Kind Interest
We have investments in our portfolio that contain a PIK interest provision. Any PIK interest is added to the principal balance of such investments and is recorded as income, if the portfolio company valuation indicates that such PIK interest is collectible. In order to maintain our tax treatment as a RIC, substantially all of this income must be paid out to stockholders in the form of dividends, even if we have not collected any cash.

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

Recent Developments
On July 25, 2019, the Company entered into Amendment No. 2 to the Revolving Credit Agreement (the “Amendment”), with certain lenders party thereto, ING Capital LLC, as administrative agent (the “Administrative Agent”), and, solely with respect to Section 2.10 of the Amendment, SIC AAR LLC, SIC Investment Holdings LLC and Sierra Management, Inc., as subsidiary guarantors. The Amendment amends certain provisions of the Revolving Credit Agreement (as amended by Amendment No. 1, the “Prior Facility” and, as further amended by Amendment No. 2, the “Facility”) to, among other things, (i) reduce the size of the commitments thereunder from $220.0 million to $215.0 million, (ii) extend the Revolver Termination Date (as defined in the Prior Facility) from August 12, 2019 to March 31, 2020 and (iii) extend the Maturity Date (as defined in the Prior Facility) from August 12, 2020 to March 31, 2021. As of July 25, 2019, total commitments under the Facility are $215.0 million.

On July 28, 2019, our board of directors declared a series of monthly distributions for July, August and September 2019 in the amount of $0.05334 per share. Stockholders of record as of each respective monthly record date will be entitled to receive the distribution. Below are the details for each respective distribution:

Record Date	Payment Date	Amount per share
July 30, 2019	July 31, 2019	$0.05334
August 29, 2019	August 30, 2019	0.05334
September 27, 2019	September 30, 2019	0.05334

On July 29, 2019, the Company entered into the Amended and Restated Agreement and Plan of Merger, dated as of July 29, 2019 (the “Amended MCC Merger Agreement”), by an between MCC and the Company, pursuant to which MCC will, on the terms and subject to the conditions set forth in the Amended MCC Merger Agreement, merge with and into the Company, with the Company as the surviving company in the MCC Merger. In the MCC Merger, each share of MCC’s common stock (other than shares of MCC’s common stock held by MCC, the Company or their respective wholly owned subsidiaries, will be exchanged for the right to receive (i) 0.68 shares of the Company’s common stock if the attorneys’ fees of plaintiffs’ counsel and litigation expenses paid or incurred by plaintiffs’ counsel or advanced by plaintiffs in connection with the Class Action (such fees and expenses, the “Plaintiff Attorney Fees”) are less than or equal to $10,000,000, (ii) 0.66 shares of the Company’s common stock if the Plaintiff Attorney Fees are equal to or greater than $15,000,000, and (iii) between 0.68 and 0.66 per share of the Company’s common stock if the Plaintiff Attorney Fees are greater than $10,000,000 but less than $15,000,000, calculated on a descending basis, based on straight line interpolation between $10,000,000 and $15,000,000.

In addition, on July 29, 2019, the Company entered into the Amended and Restated Agreement and Plan of Merger (the “Amended MDLY Merger Agreement”) by and among MDLY, the Company, and Merger Sub, pursuant to which MDLY will, on the terms and subject to the conditions set forth in the Amended MDLY Merger Agreement, merge with and into Merger Sub, with Merger Sub as the surviving company in the MDLY Merger. In the MDLY Merger, each share of MDLY’s Class A common stock, issued and outstanding immediately prior to the effective date of the MDLY Merger, other than shares of MDLY’s Class A common stock held by MDLY, the Company or their respective wholly owned subsidiaries (the “Excluded MDLY Shares”) and the Dissenting Shares (as defined in the Amended MDLY Merger Agreement), held, immediately prior to the MDLY Merger effective time, by any person other than a Unitholder (as defined below), will be exchanged for (i) 0.2668 shares of the Company’s common stock;

plus (ii) cash in an amount equal to $2.96 per share. In addition, in the MDLY Merger, each share of MDLY’s Class A common stock issued and outstanding immediately prior to the MDLY Merger effective time, other than the Excluded MDLY Shares and the Dissenting Shares, held, immediately prior to the MDLY Merger effective time, by holders of the issued and outstanding limited liability company interests of Medley LLC (the “Medley LLC Units” and, holders of the Medley LLC Units at any time on or after July 29, 2019, the “Unitholders”) will be exchanged for (i) 0.2072 shares of the Company’s common stock; plus (ii) cash in an amount equal to $2.66 per share.

Pursuant to terms of the Amended MCC Merger Agreement, the consummation of the MCC Merger is conditioned upon the satisfaction or waiver of each of the conditions to closing under the Amended MDLY Merger Agreement and the consummation of the MDLY Merger. However, pursuant to the terms of the Amended MDLY Merger Agreement, the consummation of the MDLY Merger is not contingent upon the consummation of the MCC Merger. If both Mergers are successfully consummated, our common stock would be listed on the New York Stock Exchange, with such listing expected to be effective as of the closing date of the Mergers, and our common stock will be listed on the Tel Aviv Stock Exchange, with such listing expected to be effective as of the closing date of the MCC Merger. If, however, only the MDLY Merger is consummated, our common stock would be listed on the New York Stock Exchange. If both Mergers are successfully consummated, the investment portfolios of MCC and the Company would be combined, Merger Sub, as a successor to MDLY, would be a wholly owned subsidiary of the Combined Company, and the Combined Company would be internally managed by MCC Advisors LLC, its wholly controlled adviser subsidiary. If only the MDLY Merger is consummated, while the investment portfolios of MCC and the Company would not be combined, the investment management function relating to the operation of the Company, as the surviving company, would still be internalized.

Notwithstanding the suspension of the share repurchase program and, in connection with the Amended and Restated MCC Merger Agreement, our board of directors approved the repurchase of shares of our common stock from our stockholder who have requested repurchases in connection with such stockholder’s death or disability.

Effective as of August 31, 2019, Jeff Tonkel is retiring and will be a senior advisor to the Medley platform and will remain a director of MDLY and MCC. Accordingly, Mr. Tonkel will resign from his positions as President of MDLY, the Company, and Sierra Total Return Fund. Mr. Tonkel’s decision to resign as President of MDLY, the Company, and Sierra Total Return Fund was not due to any dispute or disagreement with MDLY, the Company, or Sierra Total Return Fund, or on any matter relating to the operations, policies or practices of MDLY, the Company, or Sierra Total Return Fund.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are subject to financial market risks, including changes in interest rates. As of June 30, 2019, 93.0% of our portfolio investments (based on fair value) paid floating interest rates, while 7.0% paid fixed interest rates and 10.6% were non-income producing investments while 89.4% were income producing investments. A rise in the general level of interest rates can be expected to lead to higher interest rates applicable to any variable rate investments we hold and to declines in the value of any fixed rate investments we hold. In addition, a rise in interest rates may increase the likelihood that a portfolio company defaults on a loan. However, many of our variable rate investments provide for an interest rate floor, which may prevent our interest income from increasing until benchmark interest rates increase beyond a threshold amount. To the extent that a substantial portion of our investments may be in variable rate investments, an increase in interest rates beyond this threshold would make it easier for us to meet or exceed the hurdle rate applicable to the subordinated incentive fee on income under the Investment Advisory Agreement we have entered into with SIC Advisors, and may result in a substantial increase in our net investment income and to the amount of incentive fees payable to SIC Advisors with respect to our increased pre-incentive fee net investment income.

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

Based on our Consolidated Statement of Assets and Liabilities as of June 30, 2019, the following table shows the approximate annual impact on the change in net interest income of hypothetical base rate changes in interest rates, assuming no changes in our investment portfolio and capital structure:

	Change in
Basis point increase/(decrease)	Interest Income (1)	Interest Expense	Net Interest Income
300	$19,305,160	$9,843,000	$9,462,160
200	12,870,106	6,562,000	6,308,106
100	6,435,053	3,281,000	3,154,053
(100)	(6,435,053)	(3,281,000)	(3,154,053)
(200)	(8,757,358)	(6,562,000)	(2,195,358)
(300)	(8,757,358)	(7,867,838)	(889,520)

(1)	Assumes no defaults or prepayments by portfolio companies over the next twelve months.

We expect that our long-term investments will be financed primarily with equity and debt. If deemed prudent, we may use interest rate risk management techniques in an effort to minimize our exposure to interest rate fluctuations. These techniques may include various interest rate hedging activities to the extent permitted by the 1940 Act. Adverse developments resulting from changes in interest rates or hedging transactions could have a material adverse effect on our business, financial condition and results of operations. During the three months ended June 30, 2019, we did not engage in interest rate hedging activities.

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

On January 25, 2019, two purported class actions were commenced in the Supreme Court of the State of New York, County of New York, by alleged stockholders of Medley Capital Corporation, captioned, respectively, Helene Lax v. Brook Taube, et al., Index No. 650503/2019, and Richard Dicristino, et al. v. Brook Taube, et al., Index No. 650510/2019 (together with the Lax Action, the “New York Actions”). Named as defendants in each complaint are Brook Taube, Seth Taube, Jeffrey Tonkel, Arthur S. Ainsberg, Karin Hirtler-Garvey, John E. Mack, Mark Lerdal, Richard T. Allorto, Jr., MCC, MDLY, the Company and Merger Sub. The complaints in each of the New York Actions allege that the individuals named as defendants breached their fiduciary duties in connection with the proposed merger of MCC with and into the Company, and that the other defendants aided and abetted those alleged breaches of fiduciary duties. Compensatory damages in unspecified amounts are sought. On February 27, 2019, the Court entered a stipulated scheduling order requiring that defendants respond to the complaints 45 days following the later of (a) the stockholder vote on the proposed merger and (b) plaintiffs’ filing of a consolidated, amended complaint. A preliminary conference is scheduled to take place on September 24, 2019. The defendants believe the claims asserted in the New York Actions are without merit and they intend to defend these lawsuits vigorously.

Set forth below is a description of the Decision (as defined below), which should be read in the context of the impact that the Decision and corresponding Stipulation (as defined below) may have on the Company with respect to any potential amendment to the Merger Agreements.

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

On April 15, 2019, certain parties in the Class Action reached agreement on the principal terms of a settlement of the Class Action, which are contained in a binding term sheet, dated April 15, 2019 (the “Settlement Term Sheet”). On July 29, 2019, MCC entered into a Stipulation of Settlement (and, as amended, on August 8, 2019, the “Stipulation”) by and among Brook Taube, Seth Taube, Jeff Tonkel, Mark Lerdal, Karin Hirtler-Garvey, John E. Mack, Arthur S. Ainsberg, MDLY, MCC, MCC Advisors, Medley LLC, and Medley Group LLC (the “Medley Parties”), on the one hand, and FrontFour, on behalf of itself and a class of similarly situated stockholders of MCC, on the other hand, in connection with the Class Action.

The Stipulation provides for the settlement of all claims brought against the Medley Parties in the Class Action. Under the Stipulation, MCC agreed to seek the agreement and/or consent of Sierra to effect certain amendments to (i) the MCC Merger Agreement and (ii) the MDLY Merger Agreement (together with the MCC Merger Agreement, the “Merger Agreements”), which have been reflected in the amended and restated Merger Agreements annexed to the Stipulation. The Stipulation also provides for, if the MCC Merger is consummated, create a settlement fund, consisting of $17 million in cash and $30 million of Sierra stock, with the number of shares of Sierra stock to be calculated using the pro forma net asset value reported in the future proxy supplement describing the amendments to the MCC Merger Agreement, which will be distributed to eligible members of the Settlement Class (as defined in the Stipulation). Under the Stipulation, MDLY also consented to certain amendments to the Merger Agreements that have been reflected in the amended and restated Merger Agreements annexed to the Stipulation. In addition, in connection with the Stipulation, on July 29, 2019, MCC entered into a Governance Agreement with FrontFour Capital Group LLC, FrontFour Master Fund, Ltd., FrontFour Capital Corp., FrontFour Opportunity Fund, David A. Lorber, Stephen E. Loukas and Zachary R. George, pursuant to which, among other matters, FrontFour is subject to customary standstill restrictions and required to vote in favor of the MCC Merger under the amended and restated MCC Merger Agreement at a meeting of stockholders to approve the amended and restated MCC Merger Agreement.

The Stipulation also provides for mutual releases between and among FrontFour and the Settlement Class, on the one hand, and the Medley Parties, on the other hand, of all claims that were or could have been asserted in the Class Action. The Medley Parties will also release all claims arising out of or relating to the prosecution and settlement of the Class Action and all claims that were or could have been asserted (other than claims against the Highland Parties, as defined in the Stipulation) in the litigation pending in the United States District Court for the Southern District of New York captioned Medley Capital Corporation v. FrontFour Capital Group LLC, et al., No. 1:19-cv-02055-LTS (S.D.N.Y.) (the “Federal Action”), and FrontFour and the Class will release all claims arising out of or relating to the prosecution and settlement of the Federal Action.

The Stipulation further provides that MCC and FrontFour shall work together in good faith to agree to supplemental disclosures relating to the transactions contemplated by the Merger Agreements consistent with the Decision. The Stipulation is subject to the approval of the Court. The Court is expected to schedule a hearing on October 24, 2019 to consider the Stipulation.

On April 5, 2019, a purported stockholder class action was commenced in the Supreme Court of the State of New York, County of New York, by alleged stockholders of Sierra Income Corporation, captioned Roger Anderson et al. v. Stephen R. Byers et al., Index No. 652006/2019.  Named as defendants are Stephen R. Byers, Oliver T. Kane, Valerie Lancaster-Beal, Brook Taube, Seth Taube, Sierra Income Corporation, and Sierra Management, Inc.  The complaint alleges that the individuals named as defendants breached their fiduciary duties to stockholders of Sierra Income Corporation in connection with the proposed mergers of Medley Capital Corporation with and into Sierra Income Corporation and Medley Management Inc. with and into Sierra Management, Inc., and that Brook Taube, Seth Taube, Sierra Income Corporation, and Sierra Management, Inc. aided and abetted those alleged breaches of fiduciary duties. The complaint seeks to enjoin the proposed mergers or, in the alternative, to recover money damages in an unspecified amount.  On July 16, 2019, the parties filed a Stipulation and Proposed Scheduling Order, which provides, subject to approval of the court, that the plaintiff shall file an amended complaint by September 17, 2019, and that the defendants’ time to respond to the amended complaint will be sixty days following the filing of the amended complaint. A preliminary conference is currently scheduled for September 24, 2019.  The defendants believe the claims asserted in the action are without merit and they intend to defend the lawsuit vigorously.

Item 1A. Risk Factors
In addition to other information set forth in this report, you should carefully consider the “Risk Factors” discussed in our annual report on Form 10-K for the fiscal year ended December 31, 2018, filed with the SEC on April 1, 2019, which could materially affect our business, financial condition and/or operating results. Other than the items disclosed below, there have been no material changes during the six months ended June 30, 2019 to the risk factors discussed in “Item 1A. Risk Factors” of our annual report on Form 10-K. Additional risks or uncertainties not currently known to us or that we currently deem to be immaterial also may materially affect our business, financial condition and/or operating results.

Risks Relating to the Mergers

On August 9, 2018, the Company entered into the MCC Merger Agreement pursuant to which MCC would, on the terms and subject to the conditions set forth in the MCC Merger Agreement, merge with and into the Company, with the Company as the surviving company in the MCC Merger (the "Combined Company"). In addition, on August 9, 2018, the Company entered into the MDLY Merger Agreement, pursuant to which MDLY would, on the terms and subject to the conditions set forth in the MDLY Merger Agreement, merge with and into Merger Sub, with Merger Sub as the surviving company in the MDLY Merger, and MDLY’s existing asset management business would continue to operate as a wholly owned subsidiary of the Combined Company. On July 29, 2019, the Company entered into the Amended MCC Merger Agreement, pursuant to which MCC will, on the terms and subject to the conditions set forth in the Amended MCC Merger Agreement, merge with and into the Company, with the Company as the surviving company in the MCC Merger. In addition, on July 29, 2019, the Company entered into the Amended MDLY Merger Agreement, pursuant to which the Company will, on the terms and subject to the conditions set forth in the Amended MDLY Merger Agreement, merge with and into Merger Sub, with Merger Sub as the surviving company in the MDLY Merger. For more information, please refer to the Registration Statement on Form N-14 that includes a joint proxy statement of the Company, MCC, and MDLY and, with respect to the Company, constitutes a prospectus, which was first mailed or otherwise delivered to stockholders of the Company, MCC, and MDLY on or about December 21, 2018 (the “Joint Proxy Statement/Prospectus”), as well as the amendment to the Joint Proxy Statement/Prospectus that the Company, MCC, and MDLY intends to file with the SEC and mail to their respective stockholders.

There can be no assurances when or if the Mergers will be completed.

Although the Company, MCC and MDLY expect to complete the Mergers as early as the fourth quarter of 2019, there can be no assurances as to the exact timing of completion of the Mergers, that both Mergers will be completed, or that the Mergers will be completed at all. The completion of the Mergers is subject to numerous conditions, including, among others, the continued effectiveness of the Registration Statement on Form N-14; the approval of our common stock (including shares of our common stock to be issued in the Mergers) for listing on the NYSE; receipt of requisite approvals of each of our stockholders, MCC’s stockholders, and MDLY’s stockholders; receipt of required regulatory approvals, including from the SEC (including necessary exemptive relief to consummate the merger transactions), approval by the Court of Chancery of the State of Delaware of the Stipulation of Settlement in connection with the consolidated actions under caption of In re Medley Capital Corporation Stockholder Litigation, C.A. No. 2019-0100-KSJM, any necessary approvals under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, amended, and, if applicable, state securities regulators; confirmation by the SEC that Merger Sub, as the successor to MDLY in the MDLY Merger, will be treated as a portfolio investment of the Company following the consummation of the MDLY Merger and reflected in the Company’s consolidated financial statements at fair value for accounting purposes (i.e., not consolidated into the financial statements of the Company); the relevant parties having taken all actions reasonably required in order to keep existing indebtedness outstanding following the Mergers; receipt of necessary consents relating to joint ventures of the Company and MCC; receipt of a specified level of consents from third-party advisory clients of MDLY; with respect to the MDLY Merger, satisfaction (or appropriate waiver) of the conditions to closing of the MCC Merger; and other customary closing conditions.

The Company, MCC and MDLY cannot assure their respective stockholders that the conditions required to complete the Mergers will be satisfied or waived on the anticipated schedule, or at all. If the Mergers are not completed, the resulting failure of the Mergers could have a material adverse impact on the Company’s, MCC’s, and MDLY’s financial condition, results of operations, assets or business. In accordance with the Amended MCC Merger Agreement, MCC’s special committee announced the commencement of the 60-day “go shop” period, the results of which are uncertain. In addition, if the Mergers are not completed, the Company, MCC, and MDLY will have incurred substantial expenses for which no ultimate benefit will have been received. See “- If the Mergers do not close, we will benefit from the expenses incurred in its pursuit” in the section entitled “Risk Factors” in our annual report on Form 10-K for the fiscal year ended December 31, 2018. Moreover, if either the Amended MCC Merger Agreement or the Amended MDLY Merger Agreement is terminated under certain circumstances, the Company, MCC or MDLY may be obligated to pay the other party to the applicable merger agreement a termination fee. See “- Under certain circumstances, the Company, MCC or MDLY may be obligated to pay a termination fee upon termination of the Amended MCC Merger Agreement or the Amended MDLY Merger Agreement.” Any decision that our stockholders, MCC’s stockholders, and MDLY’s stockholder make should be made with the understanding that the completion of the Mergers may not happen as scheduled, or at all.

If the Mergers are completed, certain additional risks regarding the Combined Company following the Mergers may be presented.

We may be targets of securities class action and derivative lawsuits, which could result in substantial costs and may delay or prevent the completion of the Mergers.

The Company is currently a defendant in the New York Actions, the Class Actions, and a purported stockholder class action in the Supreme Court of the State of New York, County of New York captioned Roger Anderson et al. v. Stephen R. Byers et al. The Company may be a target of additional securities class action and derivative lawsuits. Securities class action lawsuits and derivative lawsuits are often brought against companies that have entered into merger agreements in an effort to enjoin the merger or seek monetary relief from such companies. Even if the lawsuits are without merit, defending against these claims can result in substantial costs and divert management time and resources. We cannot predict the outcome of these lawsuits, or others, if any, nor can we predict the amount of time and expense that will be required to resolve any such litigation. An unfavorable resolution of any such litigation surrounding the Mergers could delay or prevent their consummation. In addition, the costs defending the litigation, even if resolved in our favor, could be substantial and such litigation could distract us from pursuing the consummation of the Mergers and other potentially beneficial business opportunities.

Under certain circumstances, we may be obligated to pay a termination fee upon termination of the Amended MCC Merger Agreement or the Amended MDLY Merger Agreement.

The Amended MCC Merger Agreement provides for the payment by the Company or MCC to the other party a termination fee of $6,000,000 in cash if the Amended MCC Merger Agreement is terminated by the Company or MCC under certain circumstances. The Amended MDLY Merger Agreement provides for the payment by the Company or MDLY to the other party a termination fee of $3,000,000 in cash if the Amended MDLY Merger Agreement is terminated by the Company or MDLY under certain circumstances.

The Amended MCC Merger Agreement limits our ability to actively pursue alternatives to the MCC Merger and to accept a superior proposal.

The Amended MCC Merger Agreement contains provisions that limit our ability to actively solicit, discuss or negotiate competing third-party proposals for strategic transactions. Although these provisions, which are customary for transactions of this type, allows us to engage in negotiations regarding, and to ultimately accept, a “Superior Proposal” (as such term is defined in the Amended MCC Merger Agreement), in certain circumstances, subject to the payment of a termination fee, such provisions might discourage a potential competing acquiror that might have an interest in acquiring all or a significant part of us from considering or proposing a “Superior Proposal” to us, or might result in a potential competing acquiror proposing to pay a lower price to acquire us than it might otherwise have proposed to pay.

The Amended MDLY Merger Agreement limits each of our ability to actively pursue alternatives to the MDLY Merger and to accept a superior proposal.

The Amended MDLY Merger Agreement contains provisions that limit our ability to actively solicit, discuss or negotiate competing third-party proposals for strategic transactions. Although these provisions, which are customary for transactions of this type, allow us to engage in negotiations regarding, and to ultimately accept, a “Superior Proposal” (as such term is defined in the Amended MDLY Merger Agreement) in certain circumstances, subject to the payment of a termination fee, such provisions might discourage a potential competing acquiror that might have an interest in acquiring all or a significant part of us from considering or proposing a “Superior Proposal” to us, or might result in a potential competing acquiror proposing to pay a lower price to acquire us than it might otherwise have proposed to pay.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
In June 2013, we commenced a share repurchase program pursuant to which we conducted quarterly share repurchases, of up to 2.5% of the weighted average number of outstanding shares in any 3-month period or 10% of the weighted average number of outstanding shares in any 12-month period. The purpose of the share repurchase program was to allow stockholders to sell their shares back to us at a price equal to the most recently disclosed NAV per share of our common stock immediately prior to the date of repurchase. Shares were purchased from stockholders participating in the program on a pro rata basis. Unless our board of directors determined otherwise, the number of shares to be repurchased during any calendar year were limited to the proceeds received in association with the sale of shares of common stock under the distribution reinvestment plan. Notwithstanding the suspension of the share repurchase program and, in connection with the Amended MCC Merger Agreement, our board of directors approved the repurchase of shares of our common stock from our stockholder who have requested repurchases in connection with such stockholder’s death or disability. See Note 13 to our consolidated financial statements for more information.

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
10.15
Amendment No. 1 to Amended and Restated Senior Secured Revolving Credit Agreement, dated as of February 8, 2019, by and among the Borrower, the lenders from time to time party thereto, the Administrative Agent and, solely for the purposes of Section 2.10 thereof, subsidiary guarantors party thereto

10.16
Amendment No. 2 to Amended and Restated Senior Secured Revolving Credit Agreement, dated as of July 25, 2019, by and among the Borrower, the lenders from time to time party thereto, the Administrative Agent and, solely for purposes of Section 2.10 thereof, subsidiary guarantors thereto

10.17
Guarantee, Pledge and Security Agreement among the Company, the Subsidiary Guarantors party thereto, ING Capital LLC, as Administrative Agent, each Financial Agent and Designated Indebtedness Holder party thereto and ING Capital LLC, as Collateral Agent, dated December 4, 2013

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

10.23	Limited Liability Company Operating Agreement of Sierra Senior Loan Strategy JV I LLC, dated March 27, 2015
10.24	Agreement and Plan of Merger, dated as of August 9, 2018, by and between Medley Capital Corporation and Sierra Income Corporation
10.25	Agreement and Plan of Merger, dated as of August 9, 2018, by and among Medley Management Inc., Sierra Income Corporation and Sierra Management, Inc.
10.26	Amended and Restated Agreement and Plan of Merger, dated as of July 29, 2019, by and between Medley Capital Corporation and Sierra Income Corporation
10.27	Amended and Restated Agreement and Plan of Merger, dated as of July 29, 2019, by and among Medley Management Inc., Sierra Income Corporation and Sierra Management, Inc.
11	Computation of Per Share Earnings (included in the notes to the financial statements contained in this report) *
12	Computation of Ratio of Earnings to Fixed Charges (included in the notes to the financial statements contained in this report) *
31.1	Certification by Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification by Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 14, 2019	Sierra Income Corporation

	By	/s/ Seth Taube
Seth Taube Chief Executive Officer (Principal Executive Officer)

	By	/s/ Richard T. Allorto, Jr.
Richard T. Allorto, Jr. Chief Financial Officer (Principal Accounting and Financial Officer)