Form 10-Q
period 2019-09-30
Sierra Income Corp
filed 2019-11-14
CIK 1523526

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
_____________________________________________________
Form 10-Q
 ____________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2019
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

As of November 14, 2019, the Registrant had 101,684,286 shares of common stock, $0.001 par value, outstanding.

Sierra Income Corporation
Consolidated Statements of Assets and Liabilities

	September 30, 2019	December 31, 2018
ASSETS	(unaudited)
Investments at fair value
Non-controlled/non-affiliated investments (amortized cost of $690,478,114 and $819,032,531, respectively)	$618,427,718	$758,474,260
Controlled/affiliated investments (amortized cost of $147,131,998 and $186,634,331, respectively)	118,522,939	165,006,502
Investments at fair value	736,950,657	923,480,762
Cash and cash equivalents	192,205,852	59,481,495
Deferred transaction costs (Note 2)	13,558,259	7,052,691
Interest receivable from non-controlled/non-affiliated investments	9,132,494	9,154,364
Prepaid expenses and other assets	273,262	627,418
Unsettled trades receivable	810,902	2,339,547
Cash collateral on total return swap (Note 5)	1,216	27,000,000
Receivable due on total return swap (Note 5)	—	113,252
Interest receivable from controlled/affiliated investments	—	382,121
Total assets	$952,932,642	$1,029,631,650

LIABILITIES
Revolving credit facilities payable (net of deferred financing costs of $2,660,252 and $3,460,986, respectively) (Note 6)	$325,439,748	$351,539,014
Unsettled trades payable	7,292,149	—
Base management fees payable (Note 7)	4,180,333	4,491,234
Interest payable	1,660,599	1,834,739
Accounts payable and accrued expenses	1,437,059	2,073,169
Administrator fees payable (Note 7)	998,134	689,711
Transaction costs payable	871,031	398,680
Deferred tax liability	442,842	—
Unrealized depreciation on total return swap (Note 5)	—	6,524,904
Total liabilities	$342,321,895	$367,551,451

Commitments (Note 11)

NET ASSETS
Common shares, par value $0.001 per share, 250,000,000 common shares authorized, 101,330,757 and 98,502,907 common shares issued and outstanding, respectively	$101,331	$98,503
Capital in excess of par value	876,082,679	858,699,757
Total distributable earnings/(loss)	(265,573,263)	(196,718,061)
Total net assets	610,610,747	662,080,199
Total liabilities and net assets	$952,932,642	$1,029,631,650
NET ASSET VALUE PER COMMON SHARE	$6.03	$6.72
See accompanying notes to consolidated financial statements.

Sierra Income Corporation
Consolidated Statements of Operations

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
INVESTMENT INCOME	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Interest and dividends from investments
Non-controlled/non-affiliated investments:
Cash	$13,472,014	$18,589,227	$46,799,144	$60,443,983
Payment-in-kind	1,054,823	305,284	2,678,228	881,801
Controlled/affiliated investments:
Cash	2,119,902	3,462,502	7,725,784	7,744,476
Payment-in-kind	762,611	617,645	1,459,285	1,485,027
Total interest and dividend income	17,409,350	22,974,658	58,662,441	70,555,287
Fee income (Note 12)	339,621	1,388,794	3,269,507	2,980,935
Interest from cash and cash equivalents	411,854	113,670	1,045,900	191,823
Total investment income	18,160,825	24,477,122	62,977,848	73,728,045
EXPENSES
Interest and financing expenses	5,078,781	5,453,365	15,744,248	15,845,574
Base management fees (Note 7)	4,180,333	4,681,915	12,957,961	14,520,226
General and administrative expenses	1,556,514	1,053,799	4,076,507	3,695,757
Administrator expenses (Note 7)	998,134	527,752	2,156,557	2,009,465
Professional fees	407,094	611,571	1,412,549	1,362,260
Incentive Fees (Note 7)	176,061	446,703	176,061	446,703
Offering costs	6,322	(655,352)	42,158	(184,366)
Total expenses	12,403,239	12,119,753	36,566,041	37,695,619
NET INVESTMENT INCOME	5,757,586	12,357,369	26,411,807	36,032,426
REALIZED AND UNREALIZED GAIN/(LOSS) ON INVESTMENTS
Net realized gain/(loss) from non-controlled/non-affiliated investments	99,549	(19,352,081)	(9,599,817)	(50,623,333)
Net realized gain/(loss) from controlled/affiliated investments (net of taxes of $2,828,611)	(19,820,718)	7,969	(16,050,275)	7,969
Net realized gain/(loss) on total return swap (Note 5)	—	1,099,536	(9,323,516)	1,534,483
Net change in unrealized appreciation/(depreciation) on non-controlled/non-affiliated investments	(20,878,806)	2,156,903	(11,492,125)	10,970,775
Net change in unrealized appreciation/(depreciation) on controlled/affiliated investments	16,472,843	(2,329,948)	(6,981,230)	(13,035,855)
Net change in unrealized appreciation/(depreciation) on total return swap (Note 5)	—	735,874	6,524,904	3,370,529
Change in provision for deferred taxes on unrealized appreciation/(depreciation) on investments	(442,842)	(381,726)	(442,842)	(303,448)
Net realized and unrealized gain/(loss) on investments	(24,569,974)	(18,063,473)	(47,364,901)	(48,078,880)
NET INCREASE/(DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS	$(18,812,388)	$(5,706,104)	$(20,953,094)	$(12,046,454)
WEIGHTED AVERAGE - BASIC AND DILUTED EARNINGS PER COMMON SHARE	$(0.19)	$(0.06)	$(0.21)	$(0.12)
WEIGHTED AVERAGE - BASIC AND DILUTED NET INVESTMENT INCOME PER COMMON SHARE	$0.06	$0.13	$0.26	$0.37
WEIGHTED AVERAGE COMMON STOCK OUTSTANDING - BASIC AND DILUTED (NOTE 10)	101,035,420	97,047,494	100,116,493	97,142,433
DISTRIBUTIONS DECLARED PER COMMON SHARE	$0.16	$0.16	$0.48	$0.48
See accompanying notes to the consolidated financial statements.

Sierra Income Corporation
Consolidated Statements of Changes in Net Assets

	Common Stock		Paid in Capital	Distributable	Total
	Shares	Par Amount	in Excess of Par	Earnings	Net Assets
Balance at June 30, 2019	100,462,586	100,463	$870,982,780	$(230,646,698)	$640,436,545
Net increase/(decrease) in net assets resulting from operations:
Net investment income	—	—	—	5,757,586	5,757,586
Net realized gain/(loss) on investments	—	—	—	(19,721,169)	(19,721,169)
Net realized gain/(loss) on total return swap (Note 5)	—	—	—	—	—
Net change in unrealized appreciation/(depreciation) on investments	—	—	—	(4,405,963)	(4,405,963)
Net change in unrealized appreciation/(depreciation) on total return swap (Note 5)	—	—	—	—	—
Change in provision for deferred taxes on unrealized appreciation/(depreciation) on investments	—	—	—	(442,842)	(442,842)
Shareholder distributions:
Issuance of common shares pursuant to distribution reinvestment plan	1,012,527	1,012	6,019,307	—	6,020,319
Repurchase of common shares	(144,356)	(144)	(919,408)	—	(919,552)
Distributions from earnings	—	—	—	(16,114,177)	(16,114,177)
Total increase/(decrease) for the three months ended September 30, 2019	868,171	868	5,099,899	(34,926,565)	(29,825,798)
Balance at September 30, 2019	101,330,757	101,331	$876,082,679	$(265,573,263)	$610,610,747
Balance at December 31, 2018	98,502,907	98,503	$858,699,757	$(196,718,061)	$662,080,199
Net increase/(decrease) in net assets resulting from operations:
Net investment income	—	—	—	26,411,807	26,411,807
Net realized gain/(loss) on investments	—	—	—	(25,650,092)	(25,650,092)
Net realized gain/(loss) on total return swap (Note 5)	—	—	—	(9,323,516)	(9,323,516)
Net change in unrealized appreciation/(depreciation) on investments	—	—	—	(18,473,355)	(18,473,355)
Net change in unrealized appreciation/(depreciation) on total return swap (Note 5)	—	—	—	6,524,904	6,524,904
Change in provision for deferred taxes on unrealized appreciation/(depreciation) on investments	—	—	—	(442,842)	(442,842)
Shareholder distributions:
Issuance of common shares pursuant to distribution reinvestment plan	2,972,206	2,972	18,302,330	—	18,305,302
Repurchase of common shares	(144,356)	(144)	(919,408)	—	(919,552)
Distributions from earnings	—	—	—	(47,902,108)	(47,902,108)
Total increase/(decrease) for the nine months ended September 30, 2019	2,827,850	2,828	17,382,922	(68,855,202)	(51,469,452)
Balance at September 30, 2019	101,330,757	101,331	$876,082,679	$(265,573,263)	$610,610,747
Balance at June 30, 2018	96,784,857	96,785	$844,995,420	$(141,119,029)	$703,973,176
Net increase/(decrease) in net assets resulting from operations:
Net investment income	—	—	—	12,357,369	12,357,369
Net realized gain/(loss) on investments	—	—	—	(19,344,112)	(19,344,112)
Net realized gain/(loss) on total return swap (Note 5)	—	—	—	1,099,536	1,099,536
Net change in unrealized appreciation/(depreciation) on investments	—	—	—	(173,045)	(173,045)
Net change in unrealized appreciation/(depreciation) on total return swap (Note 5)	—	—	—	735,874	735,874
Change in provision for deferred taxes on unrealized appreciation/(depreciation) on investments	—	—	—	(381,726)	(381,726)
Shareholder distributions:
Issuance of common shares, net of underwriting costs	153	—	1,158	—	1,158
Issuance of common shares pursuant to distribution reinvestment plan	930,435	930	6,373,674	—	6,374,604
Repurchase of common shares	(168,845)	(169)	(1,264,478)	—	(1,264,647)
Distributions from earnings	—	—	—	(15,515,973)	(15,515,973)
Total increase/(decrease) for the three months ended September 30, 2018	761,743	761	5,110,354	(21,222,077)	(16,110,962)
Balance at September 30, 2018	97,546,600	97,546	$850,105,774	$(162,341,106)	$687,862,214
Balance at December 31, 2017	96,620,231	$96,620	$843,592,066	$(103,702,117)	$739,986,569
Net increase/(decrease) in net assets resulting from operations:
Net investment income	—	—	—	36,032,426	36,032,426
Net realized gain/(loss) on investments	—	—	—	(50,615,364)	(50,615,364)
Net realized gain/(loss) on total return swap (Note 5)	—	—	—	1,534,483	1,534,483
Net change in unrealized appreciation/(depreciation) on investments	—	—	—	(2,065,080)	(2,065,080)
Net change in unrealized appreciation/(depreciation) on total return swap (Note 5)	—	—	—	3,370,529	3,370,529
Change in provision for deferred taxes on unrealized appreciation/(depreciation) on investments	—	—	—	(303,448)	(303,448)
Shareholder distributions:
Issuance of common shares, net of underwriting costs	323,740	324	2,479,279	—	2,479,603
Issuance of common shares pursuant to distribution reinvestment plan	2,651,450	2,651	19,546,324	—	19,548,975
Repurchase of common shares	(2,048,821)	(2,049)	(15,511,895)	—	(15,513,944)
Distributions from earnings	—	—	—	(46,592,535)	(46,592,535)
Total increase/(decrease) for the nine months ended September 30, 2018	926,369	926	6,513,708	(58,638,989)	(52,124,355)
Balance at September 30, 2018	97,546,600	$97,546	$850,105,774	$(162,341,106)	$687,862,214
See accompanying notes to consolidated financial statements.

Sierra Income Corporation
Consolidated Statements of Cash Flows

	Nine Months Ended September 30,
	2019	2018
	(unaudited)	(unaudited)
Cash flows from operating activities
NET INCREASE/(DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS:	$(20,953,094)	$(12,046,454)
ADJUSTMENT TO RECONCILE NET INCREASE/(DECREASE) IN NET ASSETS FROM OPERATIONS TO NET CASH USED IN OPERATING ACTIVITIES:
Payment-in-kind interest income	(4,137,513)	(2,366,828)
Net amortization of premium on investments	(1,260,667)	(1,380,312)
Amortization of deferred financing costs	1,447,271	1,421,683
Net realized (gain)/loss on investments	25,650,096	50,615,364
Net change in unrealized (appreciation)/depreciation on investments	18,473,355	2,065,080
Net change in unrealized (appreciation)/depreciation on total return swap (Note 5)	(6,524,904)	(3,370,529)
Purchases and originations	(191,474,286)	(184,162,170)
Proceeds from sale of investments and principal repayments	339,279,120	231,634,105
(Increase)/decrease in operating assets:
Unsettled trades receivable	1,528,645	(820,514)
Interest receivable from non-controlled/non-affiliated investments	21,870	(339,588)
Interest receivable from controlled/affiliated investments	382,121	(97,924)
Receivable for Company shares sold	—	234,700
Receivable due on total return swap (Note 5)	113,252	458,828
Deferred transaction costs	(6,505,568)	(4,974,094)
Prepaid expenses and other assets	354,156	(787,646)
Increase/(decrease) in operating liabilities:
Unsettled trades payable	7,292,149	(308,233)
Taxes Payable	442,842	—
Management fee payable	(310,901)	(515,082)
Transaction costs payable	472,351	2,492,529
Accounts payable and accrued expenses	(636,110)	131,025
Incentive fees payable	—	(2,380,669)
Administrator fees payable	308,423	(168,024)
Interest payable	(174,140)	(163,624)
Deferred tax liability	—	303,449
NET CASH PROVIDED BY/(USED IN) OPERATING ACTIVITIES	163,788,468	75,475,072
Cash flows from financing activities:
Borrowings under revolving credit facility	—	48,000,000
Repayments of revolving credit facility	(26,900,000)	(113,000,000)
Proceeds from issuance of common stock, net of underwriting costs	—	2,479,603
Payment of cash distributions	(29,596,806)	(27,043,560)
Financing costs paid	(646,537)	(56,249)
Repurchase of common shares	(919,552)	(15,513,944)
NET CASH PROVIDED BY/(USED IN) FINANCING ACTIVITIES	(58,062,895)	(105,134,150)
TOTAL INCREASE/(DECREASE) IN CASH	105,725,573	(29,659,078)
CASH, CASH EQUIVALENTS AND CASH COLLATERAL ON TOTAL RETURN SWAP AT BEGINNING OF PERIOD	86,481,495	112,909,759
CASH, CASH EQUIVALENTS AND CASH COLLATERAL ON TOTAL RETURN SWAP AT END OF PERIOD (1)	$192,207,068	$83,250,681
Supplemental Information:
Cash paid during the period for interest	$14,471,117	$14,587,515
Supplemental non-cash information:
Non-cash purchase of investments	$20,819,610	$27,616,168
Non-cash sale of investments	20,819,610	27,616,168
Payment-in-kind interest income	4,137,513	2,366,828
Amortization of deferred financing costs	1,447,271	1,421,683
Net amortization of premium on investments	1,260,667	1,380,312
Issuance of common shares in connection with distribution reinvestment plan	$18,305,302	$19,548,975

(1)	Includes cash and cash equivalents of $192,205,852 and $38,250,000 and cash collateral on total return swap of $1,216 and $45,000,000 as of September 30, 2019 and 2018, respectively.
See accompanying notes to consolidated financial statements.

Sierra Income Corporation
Consolidated Schedule of Investments
As of September 30, 2019
(unaudited)

Company(1)(2)	Industry	Type of Investment	Maturity	Par Amount	Cost	Fair Value	% of Net Assets(3)
Non-controlled/non-affiliated investments – 101.3%							$610,610,747
AAAHI Acquisition Corporation	Transportation: Consumer	Senior Secured First Lien Term Loan LIBOR + 6.250%, 1.000% Floor (4)(5)(6)	12/10/2023	$6,984,666	$6,984,666	$6,833,805	1.1%
				6,984,666	6,984,666	6,833,805
Alpine SG, LLC	High Tech Industries	Senior Secured First Lien Delayed Draw Term Loan LIBOR + 5.500%, 1.000% Floor (5)(7)	11/16/2022	6,617,630	6,617,630	6,563,366	1.1%
		Senior Secured First Lien Term Loan LIBOR + 5.500%, 1.000% Floor (5)(6)(7)	11/16/2022	13,398,750	13,398,750	13,288,880	2.2%
				20,016,380	20,016,380	19,852,246
American Dental Partners, Inc.	Healthcare & Pharmaceuticals	Senior Secured Second Lien Term Loan LIBOR + 8.500%, 1.000% Floor (4)(5)	9/25/2023	4,893,750	4,893,750	4,767,981	0.8%
				4,893,750	4,893,750	4,767,981
Amerijet Holdings, Inc.	Transportation: Cargo	Senior Secured First Lien Term Loan LIBOR + 8.000%, 1.000% Floor (5)(7)	7/15/2021	10,895,955	10,895,955	10,863,267	1.8%
				10,895,955	10,895,955	10,863,267
AMMC CLO 22, Limited Series 2018-22A	Multi-Sector Holdings	Subordinated Notes 11.866% effective yield (8)(9)(10)	4/25/2031	7,222,000	5,850,557	5,602,604	0.9%
				7,222,000	5,850,557	5,602,604
Answers Finance, LLC	High Tech Industries	Common Stock - 389,533 shares (11)		—	5,076,376	802,438	0.1%
				—	5,076,376	802,438
Apidos CLO XXIV, Series 2016-24A	Multi-Sector Holdings	Subordinated Notes 11.341% effective yield (5)(8)(9)(10)	7/20/2027	18,357,647	11,785,125	11,143,092	1.8%
				18,357,647	11,785,125	11,143,092
Avantor, Inc.	Wholesale	Common Stock - 1,867,356 shares (11)		—	32,678,730	27,450,133	4.5%
				—	32,678,730	27,450,133
Aviation Technical Services, Inc.	Aerospace & Defense	Senior Secured Second Lien Term Loan LIBOR + 8.500%, 1.000% Floor (4)(5)(13)	3/31/2022	25,000,000	25,000,000	24,830,000	4.1%
				25,000,000	25,000,000	24,830,000
Barry's Bootcamp Holdings, LLC	Services: Consumer	Senior Secured First Lien Term Loan LIBOR + 6.000%, 1.000% Floor (4)(5)(6)	7/14/2022	9,975,000	9,975,000	9,975,000	1.6%
		Revolving Credit Facility LIBOR + 6.000%, 1.000% Floor (4)(5)(6)	7/14/2022	5,600,000	5,600,000	5,600,000	0.9%
				15,575,000	15,575,000	15,575,000
Black Angus Steakhouses, LLC	Hotel, Gaming & Leisure	Senior Secured First Lien Term Loan LIBOR + 9.000%, 1.000% Floor (4)(5)(6)(13)	4/24/2020	18,225,447	18,225,447	18,131,341	3.0%
		Revolving Credit Facility LIBOR + 9.000%, 1.000% Floor (4)(5)(6)(13)	4/24/2020	2,232,143	2,232,143	2,227,009	0.4%
				20,457,590	20,457,590	20,358,350
BRG Sports, Inc.	Consumer Goods: Durable	Senior Secured First Lien Term Loan LIBOR + 6.500%, 1.000% Floor (5)(7)	6/15/2023	6,230,000	6,230,000	6,154,617	1.0%
				6,230,000	6,230,000	6,154,617
Brook & Whittle Holding Corp.	Containers, Packaging & Glass	Senior Secured First Lien Term Loan LIBOR + 5.500%, 1.000% Floor (4)(5)	10/17/2024	2,937,058	2,937,058	2,890,065	0.5%
		Senior Secured First Lien Delayed Draw Term Loan LIBOR + 5.500%, 1.000% Floor (4)(5)	10/17/2024	690,757	690,757	682,606	0.1%
				3,627,815	3,627,815	3,572,671

Company(1)(2)	Industry	Type of Investment	Maturity	Par Amount	Cost	Fair Value	% of Net Assets(3)
Capstone Nutrition Development, LLC	Healthcare & Pharmaceuticals	Units - 10,374 units (11)		—	1,037,490	1,037,490	0.2%
				—	1,037,490	1,037,490
Centauri Group Holdings, LLC	High Tech Industries	Senior Secured First Lien Term Loan LIBOR + 5.250%(4)(5)	2/12/2024	7,222,004	7,203,949	7,203,949	1.2%
				7,222,004	7,203,949	7,203,949
CPI International, Inc.	Aerospace & Defense	Senior Secured Second Lien Term Loan LIBOR + 7.250%, 1.000% Floor (5)(7)	7/28/2025	9,900,752	9,875,162	9,662,144	1.6%
				9,900,752	9,875,162	9,662,144
CT Technologies Intermediate Holdings, Inc.	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loan LIBOR + 4.250%, 1.000% Floor (5)(7)	12/1/2021	974,555	853,576	889,281	0.1%
				974,555	853,576	889,281
DataOnline Corp.	High Tech Industries	Senior Secured First Lien Term Loan LIBOR + 5.750%, 1.000% Floor (4)(5)(6)	7/31/2025	9,900,000	9,900,000	9,742,670	1.6%
				9,900,000	9,900,000	9,742,670
Dermatologists of Southwestern Ohio, LLC	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loan LIBOR + 6.500%, 1.000% Floor (5)(7)	4/20/2022	2,450,551	2,450,551	2,430,212	0.4%
		Senior Secured First Lien Delayed Draw Term Loan LIBOR + 6.500%, 1.000% Floor (5)(7)	4/20/2022	929,771	929,771	922,054	0.2%
				3,380,322	3,380,322	3,352,266
DirectBuy Home Improvement, Inc.	Retail	Subordinated notes LIBOR + 6.500%, 1.000% Floor (14)	6/20/2022	260,919	253,833	260,710	0.0%
		Common Stock - 191,678 shares (11)		—	75,340	61,337	0.0%
				260,919	329,173	322,047
Dryden 38 Senior Loan Fund, Series 2015-38A	Multi-Sector Holdings	Subordinated Notes 13.757% effective yield (8)(9)(10)	7/15/2027	7,000,000	4,715,290	4,442,431	0.7%
				7,000,000	4,715,290	4,442,431
Dryden 43 Senior Loan Fund, Series 2016-43A	Multi-Sector Holdings	Subordinated Notes 8.589% effective yield (5)(8)(9)(10)	7/20/2029	3,620,000	2,823,482	2,126,783	0.3%
				3,620,000	2,823,482	2,126,783
Dryden 49 Senior Loan Fund, Series 2017-49A	Multi-Sector Holdings	Subordinated Notes 9.431% effective yield (5)(9)(10)	7/18/2030	17,233,288	13,905,375	11,498,050	1.9%
				17,233,288	13,905,375	11,498,050
First Boston Construction Holdings, LLC	Banking, Finance, Insurance & Real Estate	Senior secured first lien notes 12.000% (5)	2/23/2023	9,965,000	9,965,000	9,965,000	1.6%
		Preferred Equity - 2,491,250 units (5)(11)		—	2,491,250	2,491,250	0.4%
				9,965,000	12,456,250	12,456,250
FKI Security Group, LLC	Capital Equipment	Senior Secured First Lien Term Loan LIBOR + 8.500%, 1.000% Floor (5)(7)	3/30/2020	10,906,250	10,906,250	10,680,491	1.7%
				10,906,250	10,906,250	10,680,491
Friedrich Holdings, Inc.	Construction & Building	Senior Secured First Lien Term Loan LIBOR + 5.500%, 1.000% Floor (5)(7)	2/7/2023	10,553,550	10,553,550	10,473,343	1.7%
				10,553,550	10,553,550	10,473,343
GK Holdings, Inc.	Services: Business	Senior Secured Second Lien Term Loan LIBOR + 10.250%, 1.000% Floor (4)	1/20/2022	10,000,000	10,000,000	8,301,000	1.4%
				10,000,000	10,000,000	8,301,000
Golden West Packaging Group LLC	Forest Products & Paper	Senior Secured First Lien Term Loan LIBOR + 5.250%, 1.000% Floor (5)(7)	6/20/2023	1,450,691	1,450,691	1,442,132	0.2%
				1,450,691	1,450,691	1,442,132
Holland Acquisition Corp.	Energy: Oil & Gas	Senior Secured First Lien Term Loan LIBOR + 9.000%, (14)	5/29/2020	4,400,696	4,259,261	1,377,418	0.2%

Company(1)(2)	Industry	Type of Investment	Maturity	Par Amount	Cost	Fair Value	% of Net Assets(3)
				4,400,696	4,259,261	1,377,418
Hylan Datacom & Electrical LLC	Construction & Building	Senior Secured First Lien Term Loan LIBOR + 7.500%, 1.000% Floor (5)(7)	7/25/2021	14,366,718	14,366,718	11,493,374	1.9%
		Senior Secured First Lien Term Loan LIBOR + 2.7500%, 1.000% Floor (5)(7)	10/4/2019	439,993	432,868	439,993	0.1%
				14,806,711	14,799,586	11,933,367
IHS Intermediate, Inc.	Services: Business	Senior Secured Second Lien Term Loan LIBOR + 8.250%, 1.000% Floor (4)(14)	7/20/2022	25,000,000	25,000,000	17,500,000	2.9%
				25,000,000	25,000,000	17,500,000
Impact Group, LLC	Services: Business	Senior Secured First Lien Term Loan LIBOR + 6.500%, 1.000% Floor (4)(5)	6/27/2023	5,811,827	5,811,827	5,544,483	0.9%
				5,811,827	5,811,827	5,544,483
Interflex Acquisition Company, LLC	Containers, Packaging & Glass	Senior Secured First Lien Term Loan LIBOR + 9.000%, 1.000% Floor (5)(7)	8/18/2022	12,817,203	12,817,203	12,216,076	2.0%
				12,817,203	12,817,203	12,216,076
Iqor US Inc.	Services: Business	Senior Secured First Lien Term Loan LIBOR + 5.000%, 1.000% Floor (7)	4/1/2021	19,867,614	18,905,837	17,483,500	2.9%
				19,867,614	18,905,837	17,483,500
Isagenix International, LLC	Wholesale	Senior Secured First Lien Term Loan LIBOR + 5.750%, 1.000% Floor (4)(5)	6/16/2025	1,874,466	1,866,310	1,422,345	0.2%
				1,874,466	1,866,310	1,422,345
Isola USA Corp.	High Tech Industries	Senior Secured Second Lien Term Loan LIBOR + 9.500%, 1.000% Floor, PIK (4)(6)	1/2/2023	9,962,054	7,603,927	6,994,358	1.1%
		Common Units - 10,283,782 units (9)(11)		—	—	—	0.0%
				9,962,054	7,603,927	6,994,358
JFL-WCS Partners, LLC	Environmental Industries	Preferred Units - 618,876 6.000%, PIK (5)(9)		—	618,876	618,876	0.1%
		Common Units - 68,764 units (5)(9)(11)		—	68,764	1,461,923	0.2%
				—	687,640	2,080,799
Keystone Acquisition Corp.	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loan LIBOR + 5.250%, 1.000% Floor (4)(5)	5/1/2024	1,807,181	1,742,459	1,751,520	0.3%
		Senior Secured Second Lien Term Loan LIBOR + 9.250%, 1.000% Floor (4)(5)	5/1/2025	7,000,000	6,900,380	6,757,100	1.1%
				8,807,181	8,642,839	8,508,620
L&S Plumbing Partnership, Ltd.	Construction & Building	Senior Secured First Lien Term Loan LIBOR + 8.500%, 1.000% Floor (4)(5)	2/15/2022	8,909,589	8,909,589	8,909,589	1.5%
				8,909,589	8,909,589	8,909,589
Magnetite XIX, Limited	Multi-Sector Holdings	Subordinated Notes LIBOR + 7.610% (4)(8)(9)(10)	7/17/2030	2,000,000	1,874,937	1,757,368	0.3%
		Subordinated Notes 7.181% effective yield (5)(8)(9)(10)	7/17/2030	13,730,209	10,752,236	8,857,783	1.5%
				15,730,209	12,627,173	10,615,151
Manna Pro Products, LLC	Consumer Goods: Non-durable	Senior Secured First Lien Term Loan LIBOR + 6.000%, 1.000% Floor (5)(6)(7)	12/8/2023	4,093,750	4,093,750	3,891,928	0.6%
		Senior Secured First Lien Delayed Draw Term Loan LIBOR + 6.000%, 1.000% Floor (5)(6)(7)	12/8/2023	831,250	831,250	790,269	0.1%
				4,925,000	4,925,000	4,682,197
Midwest Physician Administrative Services, LLC	Healthcare & Pharmaceuticals	Senior Secured Second Lien Term Loan LIBOR + 7.000%, 0.750% Floor (7)	8/15/2025	1,950,000	1,878,219	1,896,375	0.3%
				1,950,000	1,878,219	1,896,375

Company(1)(2)	Industry	Type of Investment	Maturity	Par Amount	Cost	Fair Value	% of Net Assets(3)
Novetta Solutions, LLC	High Tech Industries	Senior Secured Second Lien Term Loan LIBOR + 8.500%, 1.000% Floor (7)	10/16/2023	11,000,000	10,935,398	10,450,000	1.7%
				11,000,000	10,935,398	10,450,000
Offen Inc.	Transportation: Cargo	Senior Secured First Lien Term Loan LIBOR + 5.000%, 1.000% Floor (6)	6/21/2026	2,930,708	2,892,155	2,890,782	0.5%
				2,930,708	2,892,155	2,890,782
Path Medical, LLC	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loan LIBOR + 9.500%, 1.000% Floor, PIK (5)(7)	10/11/2021	17,090,586	16,801,157	16,772,211	2.7%
		Senior Secured First Lien Term Loan LIBOR + 10.000%, 1.000% Floor (5)(6)(7)	10/11/2021	459,200	459,200	458,970	0.1%
		Warrants - 36,716 warrants(5)(11)	1/9/2027	—	669,709	—	0.0%
				17,549,786	17,930,066	17,231,181
PetroChoice Holdings, Inc.	Chemicals, Plastics & Rubber	Senior Secured Second Lien Term Loan LIBOR + 8.750%, 1.000% Floor (4)(5)	8/21/2023	9,000,000	9,000,000	8,585,100	1.5%
				9,000,000	9,000,000	8,585,100
Polymer Solutions Group Holdings, LLC	Chemicals, Plastics & Rubber	Senior Secured First Lien Term Loan LIBOR + 6.500%, 1.000% Floor (5)(7)	6/30/2021	2,426,702	2,426,702	2,393,942	0.4%
				2,426,702	2,426,702	2,393,942
Project Silverback Holdings Corp.	High Tech Industries	Senior Secured First Lien Term Loan LIBOR + 3.500%, 1.000% Floor (7)	8/21/2024	4,900,000	4,322,488	4,267,410	0.7%
				4,900,000	4,322,488	4,267,410
Proppants Holdings, LLC	Energy: Oil & Gas	Common Units - 161,852 units (11)		—	874,363	874,001	0.1%
		Common Units - 161,852 units (11)		—	8,832	8,093	0.0%
				—	883,195	882,094
PT Network, LLC	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loan LIBOR + 6.500%, 1.000% Floor (4)	11/30/2023	7,928,575	7,443,470	7,412,424	1.3%
		Membership Units - 1.441 units (11)		—	—	—	0.1%
				7,928,575	7,443,470	7,412,424
Quantum Spatial, Inc.	High Tech Industries	Senior Secured Second Lien Term Loan LIBOR + 5.250%, 1.000% Floor (4)(5)	9/5/2024	15,000,000	14,777,992	15,000,000	2.5%
				15,000,000	14,777,992	15,000,000
RateGain Technologies, Inc.	Hotel, Gaming & Leisure	Subordinated Notes (5)(11)	7/31/2020	476,190	476,190	476,190	0.1%
		Subordinated Notes (5)(11)	7/31/2021	476,190	476,190	476,190	0.1%
				952,380	952,380	952,380
Redwood Services Group, LLC	Services: Business	Senior Secured First Lien Term Loan LIBOR + 6.000%, 1.000% Floor (4)(5)(6)	6/6/2023	19,919,108	19,919,108	19,729,876	3.2%
		Revolving Credit Facility LIBOR + 6.000%, 1.000% Floor (4)(5)(6)	6/6/2023	1,437,500	1,437,500	1,413,637	0.2%
				21,356,608	21,356,608	21,143,513
Resolute Investment Managers, Inc.	Banking, Finance, Insurance & Real Estate	Senior Secured Second Lien Term Loan LIBOR + 7.500%, 1.000% Floor (4)(5)	4/30/2023	7,950,000	7,912,094	7,899,120	1.3%
				7,950,000	7,912,094	7,899,120
Rhombus Cinema Holdings, LP	Media: Diversified & Production	Preferred Equity 10.000% - 7,449 shares (5)(9)		—	4,584,207	4,067,154	0.7%
		Common Units - 3,163 units (5)(8)(11)		—	3,162,793	—	0.0%
				—	7,747,000	4,067,154
SavATree, LLC	Environmental Industries	Senior Secured First Lien Term Loan LIBOR + 5.250%, 1.000% Floor (4)(5)	6/2/2022	4,344,693	4,344,693	4,344,693	0.7%

Company(1)(2)	Industry	Type of Investment	Maturity	Par Amount	Cost	Fair Value	% of Net Assets(3)
				4,344,693	4,344,693	4,344,693
SFP Holding, Inc.	Construction & Building	Senior Secured First Lien Term Loan LIBOR + 6.250%, 1.000% Floor (5)(6)(11)	9/1/2022	9,207,724	9,207,724	9,121,172	1.5%
		Senior Secured First Lien Delayed Draw Term Loan LIBOR + 6.250%, 1.000% Floor (5)(6)(11)	9/1/2022	850,000	850,000	850,600	0.1%
		Equity - 0.94% of outstanding equity (5)(11)		—	657,115	591,403	0.1%
				10,057,724	10,714,839	10,563,175
Shift4 Payments, LLC	Banking, Finance, Insurance & Real Estate	Senior Secured Second Lien Term Loan LIBOR + 8.500%, 1.000% Floor (4)(5)	11/28/2025	9,950,000	9,872,898	9,777,865	1.6%
				9,950,000	9,872,898	9,777,865
Ship Supply Acquisition Corporation	Services: Business	Senior Secured First Lien Term Loan LIBOR + 8.000%, 1.000% Floor (4)(5)(14)	7/31/2020	21,867,378	21,495,414	—	0.0%
				21,867,378	21,495,414	—
Simplified Logistics, LLC	Services: Business	Senior Secured First Lien Term Loan LIBOR + 6.500%, 1.000% Floor (4)(5)(6)	2/28/2022	18,527,997	18,527,997	18,527,997	3.0%
				18,527,997	18,527,997	18,527,997
SMART Financial Operations, LLC	Retail	Preferred Equity - 1,000,000 units (5)(9)(11)		—	1,000,000	760,000	0.1%
				—	1,000,000	760,000
Smile Doctors, LLC	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loan LIBOR + 5.750%, 1.000% Floor (4)(5)	10/6/2022	8,271,106	8,271,106	8,031,244	1.3%
		Senior Secured First Lien Delayed Draw Term Loan LIBOR + 5.750%, 1.000% Floor (4)(5)(6)	10/6/2022	3,800,711	3,800,711	3,636,995	0.6%
				12,071,817	12,071,817	11,668,239
Sound Point CLO XX, Ltd.	Multi-Sector Holdings	Subordinated Notes 14.123% effective yield (5)(8)(9)(10)	7/26/2031	4,489,000	3,966,448	3,677,654	0.6%
				4,489,000	3,966,448	3,677,654
Southwest Dealer Services, Inc.	Automotive	Senior Secured First Lien Term Loan LIBOR + 6.000%, 1.000% Floor (4)(5)	6/2/2022	4,567,413	4,567,413	4,485,656	0.7%
				4,567,413	4,567,413	4,485,656
Starfish Holdco, LLC	High Tech Industries	Senior Secured Second Lien Term Loan LIBOR + 9.000%, 1.000% Floor (5)(7)	8/18/2025	4,000,000	3,955,258	3,954,000	0.6%
				4,000,000	3,955,258	3,954,000
Sungard AS New Holdings, LLC	Services: Business	Senior Secured First Lien Term Loan LIBOR + 5.000%, 1.000% Floor, 2.500% PIK (7)	2/3/2022	4,940,911	4,940,911	3,952,729	0.6%
		Senior Secured First Lien Term Loan LIBOR + 7.500%, 1.000% Floor (7)	2/3/2022	714,915	696,199	693,468	0.1%
		Membership units - 73,135 units (11)		—	2,163,076	2,163,041	0.4%
				5,655,826	7,800,186	6,809,238
Team Car Care, LLC	Automotive	Senior Secured First Lien Term Loan LIBOR + 8.000%, 1.000% Floor (5)(7)	2/23/2023	14,188,507	14,188,507	13,908,993	2.3%
				14,188,507	14,188,507	13,908,993
Techniplas, LLC	Automotive	Senior Secured First Lien Notes 10.000% (8)	5/1/2020	6,000,000	6,000,000	5,130,000	0.8%
				6,000,000	6,000,000	5,130,000
Tensar Corporation	Capital Equipment	Senior Secured First Lien Term Loan LIBOR + 4.750%, 1.000% Floor (4)	7/9/2021	6,900,187	6,761,043	6,541,377	1.1%
				6,900,187	6,761,043	6,541,377

Company(1)(2)	Industry	Type of Investment	Maturity	Par Amount	Cost	Fair Value	% of Net Assets(3)
The Imagine Group LLC	Media: Advertising, Printing & Publishing	Senior Secured Second Lien Term Loan LIBOR + 8.750%, 1.000% Floor (5)(7)	6/21/2023	8,950,000	8,865,852	5,116,715	0.8%
				8,950,000	8,865,852	5,116,715
The Octave Music Group, Inc.	Media: Diversified & Production	Senior Secured Second Lien Term Loan LIBOR + 8.250%, 1.000% Floor (5)(7)	5/27/2022	6,532,258	6,532,258	6,457,137	1.1%
				6,532,258	6,532,258	6,457,137
True Religion Apparel, Inc.	Retail	Senior Secured First Lien Term Loan 10.000% (14)	10/27/2022	180,355	134,423	—	0.0%
		Common Stock - 2,448 shares(11)		—	—	—	0.0%
		Warrants - 1,122 warrants (11)		—	—	—	0.0%
				180,355	134,423	—
Velocity Pooling Vehicle, LLC	Automotive	Senior Secured First Lien Term Loan LIBOR + 11.000%, 1.000% Floor (4)(5)	4/28/2023	768,324	718,899	678,661	0.1%
		Common units - 4,676 units (5)(11)		—	259,938	17,956	0.0%
		Warrants - 5,591 warrants(5)(11)	3/30/2028	—	310,802	21,469	0.0%
				768,324	1,289,639	718,086
Vertafore, Inc.	High Tech Industries	Senior Secured Second Lien Term Loan LIBOR + 7.250%, 1.000% Floor (5)(7)	7/2/2026	9,950,000	9,813,344	9,767,915	1.6%
				9,950,000	9,813,344	9,767,915
VOYA CLO 2016-2, LTD.	Multi-Sector Holdings	Subordinated Notes 5.839% effective yield (5)(8)(9)(10)	7/19/2028	10,735,659	6,867,057	6,026,473	1.0%
				10,735,659	6,867,057	6,026,473
VOYA CLO 2015-2, LTD.	Multi-Sector Holdings	Subordinated Notes 16.113% effective yield (5)(8)(9)(10)	7/23/2027	11,088,290	8,311,538	6,132,711	1.0%
				11,088,290	8,311,538	6,132,711
Walker Edison Furniture Company LLC	Consumer Goods: Durable	Senior Secured First Lien Term Loan LIBOR + 6.500%, 1.000% Floor (4)(5)	9/26/2024	14,718,750	14,718,750	14,718,750	2.4%
		Common units - 2,000 units (5)(9)(11)		—	2,000,000	3,410,210	0.6%
				14,718,750	16,718,750	18,128,960
Watermill-QMC Midco, Inc.	Automotive	Equity - 2.3% partnership interest (5)(9)(11)		—	902,277	154,925	0.0%
				—	902,277	154,925

Total non-controlled/non-affiliated investments					$690,478,114	$618,427,718	101.3%

Controlled/affiliated investments - 19.4%		(15)
1888 Industrial Services, LLC	Energy: Oil & Gas	Revolving Credit Facility LIBOR + 5.000%, 1.000% Floor (4)(5)(6)	9/30/2021	1,509,351	1,509,351	1,509,351	0.2%
		Senior Secured First Lien Term Loan LIBOR + 5.000%, 1.000% Floor (4)(5)	9/30/2021	3,144,481	3,144,481	3,144,481	0.5%
		Senior Secured First Lien Term Loan LIBOR + 8.000%, 1.000% Floor, PIK (4)(5)(14)	9/30/2021	7,815,751	6,862,815	1,953,938	0.3%
		Senior Secured First Lien Term Loan LIBOR + 5.000%, 1.000% Floor (4)(5)	6/30/2021	401,814	401,814	401,814	0.1%
		Senior Secured First Lien Term Loan LIBOR + 5.000%, 1.000% Floor (4)(5)	9/18/2020	78,384	78,384	78,384	0.0%
		Units - 7,546.76 units (5)(11)		—	—	—	0.0%
				12,949,781	11,996,845	7,087,968
Access Media Holdings, LLC	Media: Broadcasting & Subscription	Senior Secured First Lien Term Loan 10.000% PIK (5)(7)(14)	7/22/2020	8,781,810	7,458,342	2,195,453	0.4%
		Common Stock - 14 units (5)(9)(11)		—	—	—	0.0%
		Preferred Equity - 1,400,000 units (5)(9)(11)		—	1,400,000	—	0.0%

Company(1)(2)	Industry	Type of Investment	Maturity	Par Amount	Cost	Fair Value	% of Net Assets(3)
		Preferred Equity - 700,000 units (5)(9)(11)		—	700,000	—	0.0%
		Preferred Equity - 849,800 units (5)(6)(9)(11)		—	938,000	—	0.0%
				8,781,810	10,496,342	2,195,453
Caddo Investors Holdings 1 LLC	Forest Products & Paper	Equity - 12.250% LLC Interest (5)(9)(16)		—	5,027,482	5,631,800	0.9%
				—	5,027,482	5,631,800
Charming Charlie LLC	Retail	Senior Secured First Lien Term Loan LIBOR + 10.000%, 1.000% Floor (4)(6)(14)	4/24/2023	3,409,094	3,121,470	—	0.0%
		Senior Secured First Lien Term Loan LIBOR + 10.000%, 1.000% Floor (4)(14)	4/24/2023	4,186,863	2,622,254	(258,708)	0.0%
		Senior Secured First Lien Term Loan 20.000%	5/15/2019	182,617	182,617	136,963	0.0%
		Senior Secured First Lien Delayed Draw Term Loan LIBOR + 10.000%, 1.000% Floor (4)(6)(14)	5/15/2020	1,034,831	1,034,831	730,469	0.1%
		Common Stock - 34,923,249 shares (11)		—	—	—	0.0%
				8,813,405	6,961,172	608,724
Dynamic Energy Services International LLC	Energy: Oil & Gas	Revolving Credit Facility 12.000% (5)(6)	12/31/2019	286,896	286,896	286,896	0.0%
		Senior Secured First Lien Term Loan 13.500% PIK(5)(7)(14)	12/31/2021	5,854,934	4,449,025	665,706	0.1%
		Common Units - 6,500,000 units (5)(11)		—	—	—	0.0%
				6,141,830	4,735,921	952,602
Kemmerer Operations, LLC	Metals & Mining	Senior Secured First Lien Term Loan 15.000% PIK	6/21/2023	1,766,511	1,694,915	1,766,511	0.3%
		Senior Secured First Lien Delayed Draw Term Loan 15.000% PIK (6)	6/21/2023	706,604	706,604	706,604	0.1%
		Common Units - 6.7797 units (11)		—	962,717	994,000	0.2%
				2,473,115	3,364,236	3,467,115
MCM 500 East Pratt Holdings, LLC	Banking, Finance, Insurance & Real Estate	Equity - 5,000,000 units (9)(11)		—	5,000,000	7,100,000	1.2%
				—	5,000,000	7,100,000
MCM Capital Office Park Holdings LLC	Banking, Finance, Insurance & Real Estate	Equity - 7,500,000 units (9)(11)		—	7,500,000	11,775,000	1.9%
				—	7,500,000	11,775,000
Sierra Senior Loan Strategy JV I LLC	Multi-Sector Holdings	Equity - 87.5% ownership of SIC Senior Loan Strategy JV I LLC (6)(9)(16)		92,050,000	92,050,000	73,409,359	12.0%
				92,050,000	92,050,000	73,409,359
TwentyEighty, Inc.	Services: Business	Common Units - 58,098 units(11)		—	—	6,294,918	1.0%
				—	—	6,294,918

Total controlled/affiliated investments					$147,131,998	$118,522,939	19.4%

Money Market Fund - 24.7%
State Street Institutional Liquid Reserves Fund		Money Market 2.060%(12)		92,039,134	92,039,134	92,039,134	15.1%
Federated Institutional Prime Obligations Fund		Money Market 2.030% (12)		58,703,019	58,703,019	58,703,019	9.6%
Total money market fund				$150,742,153	$150,742,153	$150,742,153	24.7%

Company(1)(2)	Industry	Type of Investment	Maturity	Par Amount	Cost	Fair Value	% of Net Assets(3)
Derivative instrument - long exposure					Notional Amount	Unrealized Appreciation/(Depreciation)
Total return swap with Citibank, N.A. (Note 5)		Total Return Swap			—	—	0.0%
Total derivative instrument - long exposure					$—	$—	0.0%

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

(2)	Unless otherwise indicated, all securities are valued using significant unobservable inputs, which are categorized as Level 3 assets under the definition of ASC 820 fair value hierarchy.

(3)	Percentage is based on net assets of $610,610,747 as of September 30, 2019.

(4)	The interest rate on these loans is subject to a base rate plus 3 Month "3M" LIBOR, which at September 30, 2019 was 2.09%. The interest rate is subject to a minimum LIBOR floor.

(5)	An affiliated fund that is managed by an affiliate of SIC Advisors LLC also holds an investment in this security.

(6)	The investment has an unfunded commitment as of September 30, 2019. For further details see Note 11. Fair value includes an analysis of the unfunded commitment.

(7)	The interest rate on these loans is subject to a base rate plus 1 Month "1M" LIBOR, which at September 30, 2019 was 2.02%. The interest rate is subject to a minimum LIBOR floor.

(8)
Securities are exempt from registration under Rule 144A of the Securities Act of 1933. These securities represent a fair value of $54,896,899 or 9.0% of net assets as of September 30, 2019 and are considered restricted securities.

(9)	The investment is not a qualifying asset under Section 55 of the Investment Company Act of 1940 (the "1940 Act"). Non-qualifying assets represent 26.9% of the Company's portfolio at fair value.

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

(11)	Security is non-income producing.

(12)	Represents securities in Level 1 in the ASC 820 table (see Note 4).

(13)	A portion of this investment was sold via a participation agreement. The listed amount is the portion retained by Sierra Income Corporation.

(14)	The investment was on non-accrual status as of September 30, 2019.

(15)
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

(16)	As a practical expedient, the Company uses NAV to determine the fair value of this investment.

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

The following is a summary of the total return swap ("TRS") reference assets as of December 31, 2018:

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
September 30, 2019
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

On April 17, 2012, the Company successfully reached its minimum escrow requirement and officially commenced operations by issuing 1,108,033 shares of common stock to SIC Advisors for gross proceeds of $10,000,000. On July 2, 2018, the Company’s board of directors determined to terminate the Company’s offering effective as of July 31, 2018. As of September 30, 2019, the Company has sold a total of 101,330,757 shares of common stock, which includes shares issued as part of the distribution reinvestment plan (see Note 13), for total gross proceeds of $1.0 billion, which includes the shares sold to SIC Advisors. The proceeds from the issuance of common stock are presented in the Company’s Consolidated Statements of Changes in Net Assets and Consolidated Statements of Cash Flows and are presented net of selling commissions and dealer manager fees.

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

Agreements and Plan of Mergers
On August 9, 2018, the Company entered into definitive agreements to acquire Medley Capital Corporation (NYSE/TASE: MCC, MCC) and Medley Management Inc. (NYSE:MDLY, "MDLY"). Pursuant to the Agreement and Plan of Merger, dated as of August 9, 2018, by and between MCC and the Company (the "MCC Merger Agreement"), MCC would, on the terms and subject to the conditions set forth in the MCC Merger Agreement, merge with and into the Company, with the Company as the surviving company (the "Combined Company") in the merger (the "MCC Merger").Under the MCC Merger, each share of MCC’s common stock issued and outstanding immediately prior to the MCC Merger effective time, other than shares of MCC’s common stock held by MCC, the Company or their respective wholly owned subsidiaries, would be converted into the right to receive 0.8050 shares of the Company’s common stock.

Simultaneously, pursuant to the Agreement and Plan of Merger (the "MDLY Merger Agreement" together with the MCC Merger Agreement, the “Merger Agreements”), dated as of August 9, 2018, by and among MDLY, the Company, and Sierra Management, Inc., a wholly owned subsidiary of the Company ("Merger Sub"), MDLY would, on the terms and subject to the conditions set forth in the MDLY Merger Agreement, merge with and into Merger Sub, with Merger Sub as the surviving company in the Merger (the MDLY Merger together with the MCC Merger, the "Mergers"), and MDLY’s existing asset management business would continue to operate as a wholly owned subsidiary of the Combined Company. In the MDLY Merger, each share of MDLY Class A common stock, issued and outstanding immediately prior to the MDLY Merger effective time, other than Dissenting Shares (as defined in the

MDLY Merger Agreement) and shares of MDLY Class A common stock held by MDLY, the Company or their respective wholly owned subsidiaries, would be converted into the right to receive (i) 0.3836 shares of our common stock; plus (ii) cash in an amount equal to $3.44 per share. In addition, MDLY's stockholders would have the right to receive certain dividends and/or other payments.

On July 29, 2019, the Company entered into amended and restated definitive agreements with MCC and MDLY. Pursuant to the Amended and Restated Agreement and Plan of Merger, dated as of July 29, 2019 (the “Amended MCC Merger Agreement”), by and between MCC and the Company, pursuant to which MCC will, on the terms and subject to the conditions set forth in the Amended MCC Merger Agreement, merge with and into the Company, with the Company as the surviving company in the MCC Merger. In the MCC Merger, each share of MCC’s common stock, other than shares of MCC’s common stock held by MCC, the Company or their respective wholly owned subsidiaries, will be exchanged for the right to receive (i) 0.68 shares of the Company’s common stock if the attorneys’ fees of plaintiffs’ counsel and litigation expenses paid or incurred by plaintiffs’ counsel or advanced by plaintiffs in connection with the consolidated actions pending in the Court of Chancery of the State of Delaware (the “Delaware Court of Chancery”) under caption of In re Medley Capital Corporation Stockholder Litigation, C.A. No. 2019-0100-KSJM (the “MCC Stockholder Action” and such fees and expenses, the “Plaintiff Attorney Fees”) are less than or equal to $10,000,000, (ii) 0.66 shares of the Company’s common stock if the Plaintiff Attorney Fees are equal to or greater than $15,000,000, and (iii) between 0.68 and 0.66 per share of the Company’s common stock if the Plaintiff Attorney Fees are greater than $10,000,000 but less than $15,000,000, calculated on a descending basis, based on straight line interpolation between $10,000,000 and $15,000,000; provided that cash will be paid in lieu of fractional shares of the Company’s common stock issuable in the MCC Merger.

Pursuant to the Amended and Restated Agreement and Plan of Merger, dated as of July 29, 2019 (the “Amended MDLY Merger Agreement”), by and among MDLY, the Company, and Merger Sub, pursuant to which MDLY will, on the terms and subject to the conditions set forth in the Amended MDLY Merger Agreement, merge with and into Merger Sub, with Merger Sub as the surviving company in the MDLY Merger. In the MDLY Merger, each share of MDLY Class A Common Stock, issued and outstanding immediately prior to the MDLY Merger effective time, other than shares of MDLY Class A Common Stock held by MDLY, the Company or their respective wholly owned subsidiaries (the “Excluded MDLY Shares”) and the Dissenting Shares (as defined in the Amended MDLY Merger Agreement), held, immediately prior to the MDLY Merger effective time, by any person other than a Medley LLC Unitholder (as defined below), will be exchanged for (i) 0.2668 shares of the Company’s common stock; provided that cash will be paid in lieu of fractional shares of the Company’s common stock; plus (ii) cash in an amount equal to $2.96 per share. In addition, in the MDLY Merger, each share of MDLY Class A Common Stock issued and outstanding immediately prior to the MDLY Merger effective time, other than the Excluded MDLY Shares and the Dissenting Shares, held, immediately prior to the MDLY Merger effective time, by holders of the issued and outstanding limited liability company interests of Medley LLC (the “Medley LLC Units” and, holders of the Medley LLC Units at any time on or after July 29, 2019, the “Medley LLC Unitholders”) will be exchanged for (i) 0.2072 shares of the Company’s common stock; provided that cash will be paid in lieu of fractional shares of the Company’s common stock; plus (ii) cash in an amount equal to $2.66 per share.

As a result of the foregoing, the investment management function relating to the operation of the Combined Company will be internalized. Pursuant to the terms of the Amended MCC Merger Agreement, the consummation of the MCC Merger is conditioned upon the satisfaction or waiver of each of the conditions to closing under the Amended MDLY Merger Agreement and the consummation of the MDLY Merger. However, pursuant to the terms of the Amended MDLY Merger Agreement, the consummation of the MDLY Merger is not contingent upon the consummation of the MCC Merger. If the Mergers are, or only the MDLY Merger is consummated, the Company’s common stock will be listed on the New York Stock Exchange under the symbol "SRA, with such listing expected to be effective as of the closing date of the Mergers or only the MDLY Merger, as applicable. If the MCC Merger is also consummated, the Company’s common stock will be listed on the Tel Aviv Stock Exchange, with such listing expected to be effective as of the closing date of the Mergers.

Set forth below is a description of the Decision (as defined below), which should be read in the context of the impact that the Decision and corresponding Settlement (as defined below).

On February 11, 2019, a purported stockholder class action was commenced in the Delaware Court of Chancery by FrontFour Capital Group LLC and FrontFour Master Fund, Ltd. (together, “FrontFour”), captioned In re Medley Capital Corporation Stockholder Litigation, C.A. No. 2019-0100-KSJM, against defendants Brook Taube, Seth Taube, Jeff Tonkel, Mark Lerdal, Karin Hirtler-Garvey, John E. Mack, Arthur S. Ainsberg, MDLY, the Company, MCC, MCC Advisors LLC, Medley Group LLC, and Medley LLC. The complaint, as amended on February 12, 2019, alleged that the individuals named as defendants breached their fiduciary duties to MCC’s stockholders in connection with the MCC Merger, and that MDLY, the Company, MCC Advisors LLC, Medley Group LLC, and Medley LLC aided and abetted those alleged breaches of fiduciary duties. The complaint sought to enjoin the vote of MCC stockholders on the proposed merger and enjoin enforcement of certain provisions of the MCC Merger Agreement. The Court held a trial on the plaintiffs’ claims on March 6-7, 2019 and issued a Memorandum Opinion (the “Decision”) on March 11, 2019. The Delaware Court of Chancery denied FrontFour’s requests to (i) permanently enjoin the MCC Merger and (ii) require MCC to conduct a “shopping process” for MCC on terms proposed by FrontFour in its complaint. The Court held that MCC’s directors breached their fiduciary duties in entering into the MCC Merger, but rejected FrontFour’s claim that the Company aided and abetted those breaches of fiduciary duties. The Court ordered the defendants to issue corrective disclosures consistent with the Decision, and enjoined a vote of MCC’s stockholders on the MCC Merger until such disclosures have been made and stockholders have had the opportunity to assimilate this information. On March 20, 2019, another purported stockholder class action was commenced by Stephen Altman against Brook Taube, Seth Taube, Jeff Tonkel, Arthur S. Ainsberg, Karin Hirtler-Garvey, Mark Lerdal, and John E. Mack in the Delaware Court of Chancery, captioned Altman v. Taube, Case No. 2019-0219 (the “Altman Action”). The complaint alleged that the defendants breached their fiduciary duties to stockholders of MCC in connection with the vote of MCC stockholders on the proposed mergers. On April 8, 2019, the Delaware Court of Chancery granted a stipulation consolidating the MCC Stockholder Action and the Altman Action, designating the amended complaint in the MCC Stockholder Action as the operative complaint, and designating the plaintiffs in the MCC Stockholder Action and their counsel the lead plaintiffs and lead plaintiffs’ counsel, respectively.

On April 15, 2019, certain parties reached agreement on the principal terms of a settlement of the MCC Stockholder Action, which were contained in a term sheet, dated April 15, 2019 (the “Settlement Term Sheet”). On July 29, 2019, MDLY entered into a Stipulation of Settlement (and, as amended, on August 8, 2019, the “Stipulation”) by and among MCC, Brook Taube, Seth Taube, Jeff Tonkel, Mark Lerdal, Karin Hirtler-Garvey, John E. Mack, Arthur S. Ainsberg, MDLY, MCC Advisors LLC, Medley LLC, and Medley Group LLC (the “Medley Parties”), on the one hand, and FrontFour, on behalf of itself and a class of similarly situated stockholders of MCC, on the other hand, in connection with the MCC Stockholder Action.

The Stipulation provides for the settlement of all claims brought against the Medley Parties in the MCC Stockholder Action. Under the Stipulation, MCC agreed to seek to obtain the agreement and/or consent of the Company to effect certain amendments to (i) the MCC Merger Agreement and (ii) the MDLY Merger Agreement (together with the MCC Merger Agreement, the “Merger Agreements”), which have been reflected in the revised Merger Agreements annexed to the Stipulation. The Stipulation also provides for, if the MCC Merger is consummated, the creation of a settlement fund, consisting of $17 million in cash and $30 million of the Company’s stock, with the number of shares of the Company’s stock to be calculated using the pro forma NAV reported in the future proxy supplement describing the amendments to the MCC Merger Agreement, which will be distributed to eligible members of the Settlement Class (as defined in the Stipulation). Under the Stipulation, MDLY also consented to certain actions, including consenting to certain amendments to the Merger Agreements That have been reflected in the revised Merger Agreements annexed to the Stipulation. In addition, in connection with the Stipulation, on July 29, 2019, MCC entered into a Governance Agreement with FrontFour Capital Group LLC, FrontFour Master Fund, Ltd., FrontFour Capital Corp., FrontFour Opportunity Fund, David A. Lorber, Stephen E. Loukas and Zachary R. George, pursuant to which, among other matters, FrontFour is subject to customary standstill restrictions and required to vote in favor of the MCC Merger at a meeting of stockholders to approve the Amended MCC Merger Agreement.

The Stipulation also provides for mutual releases between and among FrontFour and the Settlement Class, on the one hand, and the Medley Parties, on the other hand, of all claims that were or could have been asserted in the MCC Stockholder Action. The Medley Parties will also release all claims arising out of or relating to the prosecution and settlement of the MCC Stockholder Action and all claims that were or could have been asserted (other than claims against the Highland Parties, as defined in the Stipulation) in the litigation pending in the United States District Court for the Southern District of New York captioned Medley Capital Corporation v. FrontFour Capital Group LLC, et al., No. 1:19-cv-02055-LTS (S.D.N.Y.) (the “Federal Action”), and FrontFour and the Settlement Class will release all claims arising out of or relating to the prosecution and settlement of the Federal Action.

The Stipulation further provides that MCC and FrontFour shall work together in good faith to agree to supplemental disclosures relating to the transactions contemplated by the Merger Agreements consistent with the Decision.

The Stipulation is subject to the approval of the Delaware Court of Chancery. On September 26, 2019, FrontFour filed a motion seeking an order approving the Stipulation, and also moved for the Delaware Court of Chancery to award plaintiffs’ counsel attorneys’ fees in the amount of $22 million and expenses in the amount of $420,334.97 (the “Fee Application”). The Delaware Court of Chancery held a hearing to consider the Stipulation and the Fee Application on October 24, 2019. The parties submitted supplemental briefing with respect to the Stipulation on October 31, 2019. To date, the Delaware Court of Chancery has not issued a decision with respect to approval of the Stipulation or the Fee Application.

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

The Company holds debt investments that contain a payment-in-kind (PIK) interest provision. PIK interest, which represents contractually deferred interest added to the investment balance that is generally due at maturity, is recorded on an accrual basis to the extent such amounts are expected to be collected. PIK interest is not accrued if the Company does not expect the issuer to be able to pay all principal and interest when due. For the three and nine months ended September 30, 2019, the Company earned PIK interest of $1,817,434 and $4,137,513, respectively. For the three and nine months ended September 30, 2018, the Company earned PIK interest of $922,929 and $2,366,828, respectively.

Investment transactions are accounted for on a trade-date basis. Realized gains or losses on investments are measured by the difference between the net proceeds from the disposition and the amortized cost basis of investment, without regard to unrealized gains or losses previously recognized. For the three and nine months ended September 30, 2019, the Company recognized realized losses on investments of $10,680,838 and $23,052,565, respectively, related to certain non-cash restructuring transactions, which are recorded on the Consolidated Statements of Operations as a component of net realized gain/(loss) from non-controlled/non-affiliated investments and/or net realized gain/(loss) from controlled/affiliated investments. For the three and nine months ended September 30, 2018, the Company recognized realized losses on investments of $18,551,535 and $45,332,926, respectively, related to certain non-cash restructuring transactions, which are recorded on the Consolidated Statements of Operations as a component of net realized gain/(loss) from non-controlled/non-affiliated investments and/or net realized gain/(loss) from controlled/affiliated investments.The Company reports changes in fair value of investments that are measured at fair value as a component of the net change in unrealized appreciation/(depreciation) on investments in the Consolidated Statements of Operations. For total return swap transactions (see Note 5), periodic payments are received or made at the end of each settlement period, but prior to settlement are recorded as realized gains or losses on total return swap in the Consolidated Statements of Operations.

Management reviews all loans that become 90 days or more past due on principal and interest or when there is reasonable doubt that principal or interest will be collected for possible placement on management's designation of non-accrual status. Accrued interest is generally reserved when a loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment regarding collectability. Loans on non-accrual status are restored to accrual status when past due principal and interest is paid and, in management’s judgment, are likely to remain current, although the Company may make exceptions to this general rule if the loan has sufficient collateral value and is in the process of collection. As of September 30, 2019, nine portfolio companies were on non-accrual status with a cost of $76,691,668, or 9.2% of the cost of the Company's portfolio, and a fair value of $24,424,986, or 3.3% of the fair value of the Company's portfolio. As of December 31, 2018, seven portfolio companies were on non-accrual status with a cost of $87,597,395, or 8.7% of the cost of the Company's portfolio, and a fair value of $41,109,398, or 4.5% of the fair value of the Company's portfolio.

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

The Taxable Subsidiaries accrue income taxes payable based on the applicable corporate rates on the unrealized gains generated by the investments held by the Taxable Subsidiaries. As of September 30, 2019 and December 31, 2018, the Company recorded a deferred tax liability of $442,842 and $0, respectively, on the Consolidated Statements of Assets and Liabilities. The change in deferred tax liabilities is included as a component of net realized and unrealized gain/(loss) on investments on the Consolidated Statements of Operations.

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

The Company accounts for income taxes in conformity with ASC Topic 740 - Income Taxes (“ASC 740”). ASC 740 provides guidelines for how uncertain tax positions should be recognized, measured, presented and disclosed in financial statements. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions deemed to meet the “more-likely-than-not” threshold would be recorded as a tax benefit or expense in the current period. The Company recognizes interest and penalties, if any, related to unrecognized tax benefits as income tax expense in the Consolidated Statements of Operations. There were no interest or penalties due to material uncertain income tax positions at September 30, 2019 and 2018. For the nine months ended September 30, 2019 the company recognized $828,611 relating to state income taxes and $2,000,000 relating to federal income taxes as a result of the sale of Medley Chiller Holdings LLC. These taxes are recorded on the Consolidated Statements of Operations as a component of net realized gain/(loss) from controlled/affiliated investments.

The following table reflects, for U.S. federal income tax purposes, the sources of the cash distributions that the Company has paid on its common stock for the nine months ended September 30, 2019 and 2018:

	Nine Months Ended September 30, 2019		Nine Months Ended September 30, 2018
Source of Distribution	Distribution Amount	Percentage	Distribution Amount	Percentage
Ordinary income	$47,902,108	100.0%	$46,592,535	100.0%
Net realized gain	—	—	—	—
Return of capital	—	—	—	—
Distributions on a tax basis	$47,902,108	100.0%	$46,592,535	100.0%

As of September 30, 2019, for federal income tax purposes, the aggregate gross unrealized appreciation and the aggregate gross unrealized depreciation are $16,480,016 and $115,579,450, respectively. As of September 30, 2019, net unrealized depreciation is $99,099,434 based on a tax basis cost of $836,050,091.

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

Note 3. Investments
The following table shows the amortized cost and the fair value of the Company’s portfolio investments as of September 30, 2019:

	Amortized Cost	Percentage	Fair Value	Percentage
Senior secured first lien term loans	$419,330,178	50.1%	$365,464,032	49.5%
Senior secured second lien term loans	158,038,539	18.8	142,716,810	19.4
Senior secured first lien notes	15,965,000	1.9	15,095,000	2.0
Subordinated notes	72,058,258	8.6	62,478,039	8.5
Sierra Senior Loan Strategy JV I LLC	92,050,000	11.0	73,409,359	10.0
Equity/warrants	80,168,137	9.6	77,787,417	10.6
Total	$837,610,112	100.0%	$736,950,657	100.0%

The following table shows the amortized cost and the fair value of the Company’s portfolio investments as of December 31, 2018:

	Amortized Cost	Percentage	Fair Value	Percentage
Senior secured first lien term loans	$532,302,573	52.9%	$479,593,279	52.0%
Senior secured second lien term loans	174,258,971	17.3	169,923,547	18.4
Senior secured first lien notes	37,930,308	3.8	35,495,093	3.8
Subordinated notes	92,050,000	9.2	82,515,860	8.9
Sierra Senior Loan Strategy JV I LLC	77,930,062	7.7	66,187,857	7.2
Equity/warrants	91,194,948	9.1	89,765,126	9.7
Total	$1,005,666,862	100.0%	$923,480,762	100.0%

The following table shows the composition of the Company’s portfolio investments by industry classification at amortized cost and fair value as of September 30, 2019:

Industry Classification	Amortized Cost	Percentage	Fair Value	Percentage
Services: Business	$128,897,870	15.4%	$101,604,649	13.8%
Multi-Sector Holdings	162,902,045	19.4%	134,674,308	18.3%
High Tech Industries	93,605,112	11.2%	88,034,986	11.9%
Healthcare & Pharmaceuticals	58,131,549	6.9%	56,763,857	7.7%
Banking, Finance, Insurance & Real Estate	42,741,241	5.1%	49,008,235	6.7%
Construction & Building	44,977,564	5.4%	41,879,474	5.7%
Aerospace & Defense	34,875,162	4.2%	34,492,144	4.7%
Wholesale	34,545,040	4.1%	28,872,478	3.9%
Hotel, Gaming & Leisure	21,409,970	2.6%	21,310,730	2.9%
Automotive	26,947,836	3.2%	24,397,660	3.3%
Consumer Goods: Durable	22,948,750	2.7%	24,283,577	3.3%
Capital Equipment	17,667,293	2.1%	17,221,868	2.3%
Containers, Packaging & Glass	16,445,018	2.0%	15,788,747	2.1%
Services: Consumer	15,575,000	1.9%	15,575,000	2.1%
Energy: Oil & Gas	21,875,222	2.6%	10,300,082	1.4%
Transportation: Cargo	13,788,110	1.6%	13,754,049	1.9%
Chemicals, Plastics & Rubber	11,426,702	1.4%	10,979,042	1.5%
Media: Diversified & Production	14,279,258	1.7%	10,524,291	1.4%
Forest Products & Paper	6,478,173	0.8%	7,073,932	1.0%
Transportation: Consumer	6,984,666	0.8%	6,833,805	0.9%
Environmental Industries	5,032,333	0.6%	6,425,492	0.9%
Media: Advertising, Printing & Publishing	8,865,852	1.1%	5,116,715	0.7%
Consumer Goods: Non-durable	4,925,000	0.6%	4,682,197	0.6%
Metals & Mining	3,364,236	0.4%	3,467,115	0.5%
Media: Broadcasting & Subscription	10,496,342	1.3%	2,195,453	0.3%
Retail	8,424,768	1.0%	1,690,771	0.2%
Total	$837,610,112	100.0%	$736,950,657	100.0%

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

See the Consolidated Schedule of Investments for industry classifications of the underlying total return swap ("TRS") reference assets as December 31, 2018. There were no underlying TRS assets as of September 30, 2019.

The following table shows the composition of the Company’s portfolio investments by geography classification at fair value as of September 30, 2019 and December 31, 2018:

	September 30, 2019		December 31, 2018
Geography	Fair Value	Percentage	Fair Value	Percentage
United States	$675,685,708	91.7%	$853,885,729	92.4%
Cayman Islands	61,264,949	8.3	65,235,477	7.1
Canada	—	—	4,359,556	0.5
Total	$736,950,657	100.0%	$923,480,762	100.0%

Transactions with Controlled/Affiliated Companies

During the nine months ended September 30, 2019 and 2018, the Company had investments in portfolio companies designated as controlled/affiliated investments under the 1940 Act. Transactions with controlled/affiliated investments were as follows:

Name of Investment(3)	Type of Investment	Fair Value at December 31, 2018	Purchases/ (Sales) of Investments	Transfers In/(Out) of Investments	Net change in unrealized appreciation/ (depreciation)	Realized Gain/(Loss)	Fair Value at September 30, 2019	Income Earned
1888 Industrial Services, LLC	Revolving Credit Facility	$943,344	$566,007	$—	$—	$—	$1,509,351	$66,903
	Senior Secured First Lien Term Loan	3,144,481	—	—	—	—	3,144,481	180,516
	Senior Secured First Lien Term Loan	6,005,623	(159,607)	—	(3,892,078)	—	1,953,938	—
	Senior Secured First Lien Term Loan	—	401,814	—	—	—	401,814	7,769
	Senior Secured First Lien Term Loan	—	78,384				78,384	187
	Membership Units	—	—	—	—	—	—	—
Access Media Holdings, LLC	Senior Secured First Lien Term Loan	5,141,747	35,935	—	(2,982,229)	—	2,195,453	—
	Common Stock	—	—	—	—	—	—	—
	Preferred Equity	—	—	—	—	—	—	—
	Preferred Equity	—	—	—	—	—	—	—
	Preferred Equity	(88,200)	88,200	—	—	—	—	—
Caddo Investors Holdings 1 LLC	Equity	5,186,935	54,619	—	390,246	—	5,631,800	—
Capstone Nutrition, Inc.	Senior Secured First Lien Term Loan	9,524,176	(1,413,538)		6,128,103	(14,238,741)	—	—
	Senior Secured First Lien Delayed Draw Term Loan	4,282,981	(635,662)	—	2,985,858	(6,633,177)	—	—
	Senior Secured First Lien Incremental Delayed Draw Term Loan	1,745,510	(1,745,510)	—	—	—	—	319,581
	Common Stock	—	—	—	9	(9)	—	—
	Common Stock	—	—	—	—	—	—	—
	Common Stock	—	—	—	300,002	(300,002)	—	—
Charming Charlie LLC	Senior Secured First Lien Term Loan	3,121,470	—	—	(3,380,178)	—	(258,708)	—
	Senior Secured First Lien Term Loan	1,515,547	(115,404)	—	(1,400,143)	—	—	—
	Senior Secured First Lien Term Loan	182,617	—	—	(45,654)	—	136,963	27,697
	Senior Secured First Lien Term Loan	—	1,034,831	—	(304,362)	—	730,469	91,608
	Common Stock	—	—	—	—	—	—	—
Dynamic Energy Services International LLC	Revolving Credit Facility	—	40,219	246,677			286,896	54,451
	Senior Secured First Lien Term Loan	—	—	9,828,831	(3,783,319)	(5,379,806)	665,706	—
	Equity	—	—	—	—	—	—	—
Kemmerer Operations, LLC	Senior Secured First Lien Term Loan	—	1,694,915	—	71,596	—	1,766,511	72,332
	Senior Secured First Lien Delayed Draw Term Loan	—	706,604	—	—	—	706,604	28,933
	Equity	—	962,717	—	31,283	—	994,000	—
MCM 500 East Pratt Holdings, LLC	Equity	5,000,000	—	—	2,100,000	—	7,100,000	367,254
MCM Capital Office Park Holdings LLC	Equity	12,499,125	—	—	(724,125)	—	11,775,000	294,935

Name of Investment(3)	Type of Investment	Fair Value at December 31, 2018	Purchases/ (Sales) of Investments	Transfers In/(Out) of Investments	Net change in unrealized appreciation/ (depreciation)	Realized Gain/(Loss)	Fair Value at September 30, 2019	Income Earned
Medley Chiller Holdings LLC	Equity	9,098,157	(20,531,808)	—	(470,657)	11,904,308	—	557,697
Nomida LLC(1)	Equity	989,820	(771,420)	—	1,299,940	(1,518,340)	—	—
Sierra Senior Loan Strategy JV I LLC(2)	Equity	82,515,860	—	—	(9,106,501)	—	73,409,359	6,037,500
TwentyEighty, Inc.	Senior Secured First Lien Term Loan	6,975,035	(6,975,035)	—	—	—	—	427,674
	Senior Secured First Lien Term Loan	6,497,461	(6,521,105)	—	(91,097)	114,741	—	631,186
	Senior Secured First Lien Term Loan	319,870	(322,723)	—	2,102	751	—	18,846
	Senior Secured First Lien Term Loan	—	—	—	—	—	—	—
	Equity	404,943	—	—	5,889,975	—	6,294,918	—
Total		$165,006,502	$(33,527,567)	$10,075,508	$(6,981,229)	$(16,050,275)	$118,522,939	$9,185,069

Name of Investment(3)	Type of Investment	Fair Value at December 31, 2017	Purchases/ (Sales) of Investments	Transfers In/(Out) of Investments	Net change in unrealized appreciation/ (depreciation)	Realized Gain/(Loss)	Fair Value at September 30, 2018	Income Earned
1888 Industrial Services, LLC	Senior Secured First Lien Term Loan	$188,669	$1,069,123	$—	$—	$—	$1,257,792	$43,755
	Senior Secured First Lien Term Loan	3,144,481	—	—	—	—	3,144,481	169,519
	Senior Secured First Lien Term Loan	7,078,964	699,392	—	(874,530)	—	6,903,826	569,786
	Membership Units	—	—	—	—	—	—	—
Access Media Holdings, LLC	Senior Secured First Lien Term Loan	7,390,587	31,820	—	(2,280,663)	—	5,141,744	—
	Common Stock	—	—	—	—	—	—	—
	Preferred Equity	—	—	—	—	—	—	—
	Preferred Equity	—	—	—	—	—	—	—
	Preferred Equity	130,200	320,600	—	(602,000)	—	(151,200)	—
Caddo Investors Holdings 1 LLC	Equity	—	4,975,000	—	—	—	4,975,000	55,243
Capstone Nutrition, Inc.	Senior Secured First Lien Term Loan	12,042,301	32,381	—	(2,581,434)	—	9,493,248	—
	Senior Secured First Lien Term Loan	5,210,693	399,652	—	(1,341,273)	—	4,269,072	—
	Senior Secured First Lien Term Loan	—	1,682,040	—	—	—	1,682,040	197,424
	Common Stock	—	—	—	—	—	—	—
	Common Stock	—	—	—	—	—	—	—
	Common Stock	—	—	—	—	—	—	—
Charming Charlie LLC	Senior Secured First Lien Term Loan	—	3,082,088	—	—	—	3,082,088	194,997

Name of Investment(3)	Type of Investment	Fair Value at December 31, 2017	Purchases/ (Sales) of Investments	Transfers In/(Out) of Investments	Net change in unrealized appreciation/ (depreciation)	Realized Gain/(Loss)	Fair Value at September 30, 2018	Income Earned
	Senior Secured First Lien Term Loan	—	2,602,031	—	(1,086,565)	—	1,515,466	202,465
	Senior Secured First Lien Term Loan	—	182,617	—	—	—	182,617	406
	Common Stock		—	—	—	—	—	—
MCM 500 East Pratt Holdings, LLC	Equity	455,871	4,544,129	—	—	—	5,000,000	377,150
MCM Capital Office Park Holdings LLC	Equity	7,500,000	—	—	1,875,000	—	9,375,000	292,208
Medley Chiller Holdings LLC	Equity	—	8,627,500	—	(128,613)	—	8,498,887	—
Nomida LLC(1)	Senior Secured First Lien Term Loan	2,935,000	(2,935,000)	—	—	—	—	71,564
	Equity	5,400,000	(1,326,000)	—	(856,545)	—	3,217,455	—
Sierra Senior Loan Strategy JV I LLC(2)	Equity	79,515,513	12,233,750	—	(4,826,019)	—	86,923,244	6,037,499
TwentyEighty, Inc.	Senior Secured First Lien Term Loan	6,696,055	206,883	—	(90,429)	—	6,812,509	410,555
	Senior Secured First Lien Term Loan	5,501,849	575,335	—	(230,898)	—	5,846,286	427,495
	Senior Secured First Lien Term Loan	3,098,085	(2,733,735)	—	(11,886)	7,969	360,433	179,436
	Equity	—	—	—	—	—	—	—
Total		$146,288,268	$34,269,606	$—	$(13,035,855)	$7,969	$167,529,988	$9,229,502

(1)
Nomida, LLC ("Nomida") is a non-public real estate investment formed by the Company to purchase and develop a residential property. The Company is the sole equity shareholder of Nomida and has provided 100% of the debt financing to the entity. The Company is Nomida’s sole member responsible for Nomida’s daily operations. In addition, the Chief Financial Officer and Secretary of the Company also serves as President of Nomida. The assets of Nomida are comprised of a residential development property in the city of Chicago, IL and the proceeds of the loan from the Company; the liabilities of Nomida consist of the loan payable to the Company. As of September 30, 2019, the investment has been realized.

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

(3)	The par amount and additional detail are shown in the consolidated schedule of investments

Purchases/(sales) of investments in controlled/affiliated investments are included in the purchases and sales presented on the Consolidated Statements of Cash Flows for the nine months ended September 30, 2019 and 2018. Transfers in/(out) of controlled/affiliated represents the fair value for the month an investment became or was removed as a controlled/affiliates investment. Income received from controlled/affiliated investments is included in total investment income on the Consolidated Statements of Operations for the nine months ended September 30, 2019 and 2018.

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

As of September 30, 2019 and December 31, 2018, Sierra JV had total capital commitments of $116 million, with the Company providing $101.5 million and GALIC providing $14.5 million. Approximately $105.2 million was funded as of September 30, 2019 and December 31, 2018, relating to these commitments, of which $92.1 million was from the Company. The Company does not have the right to withdraw any of their respective capital commitment, unless in connection with a transfer of its membership interests. The Company may transfer full membership interests as long as it is approved by all members and transferred in a transaction exempt from the registration requirements of the Securities Act of 1933, as amended, or applicable state securities laws.

At September 30, 2019 and December 31, 2018, Sierra JV had a $250 million senior secured revolving credit facility (the "JV Facility") with Deutsche Bank, AG, New York Branch ("DB"). The JV Facility bears interest at a rate of LIBOR (with no minimum) plus 2.50% per annum. On March 29, 2019, the JV amended the Credit Facility and extended the reinvestment period. On March 29, 2019, the JV Facility reinvestment period was extended to June 28, 2019 from March 30, 2019. On June 28, 2019, the JV Facility reinvestment period was further extended to October 28, 2019. On October 28, 2019, the JV Facility reinvestment period was further extended from October 28, 2019 to March 31, 2020 while the interest rate was modified from bearing an interest rate of LIBOR (with no minimum) + 2.50% per annum to LIBOR (with no minimum) + 2.75% per annum.The final maturity date is March 30, 2022 and is secured substantially by all of the SPV's assets, subject certain exclusions set forth in the Credit Facility. As of September 30, 2019 and December 31, 2018, there was $204.9 million outstanding under the JV Facility.

The following table shows a summary of Sierra JV's portfolio as of September 30, 2019 and December 31, 2018:

	September 30, 2019	December 31, 2018
Senior secured loans(1)	$268,804,900	$284,070,735
Weighted average current interest rate on senior secured loans(2)	7.05%	7.61%
Number of borrowers in the Sierra JV	61	58
Investments at fair value	$256,366,040	$277,168,454
Largest loan to a single borrower(1)	$10,884,644	$11,058,001
Total of five largest loans to borrowers(1)	$43,626,877	$48,114,884

(1)	At par value.

(2)	Computed as the (a) annual stated interest rate on accruing senior secured loans, divided by (b) total senior secured loans at principal amount.

The following is a listing of the individual investments in Sierra JV's portfolio as of September 30, 2019 (unaudited):

Company	Industry	Type of Investment	Maturity	Par Amount	Cost	Fair Value(1)
4Over International, LLC	Media: Advertising, Printing & Publishing	Senior Secured First Lien Term Loan LIBOR + 6.00%, 1.00% LIBOR Floor(2)	6/7/2022	$10,884,644	$10,884,645	$10,635,385
Acrisure, LLC	Banking, Finance, Insurance & Real Estate	Senior Secured First Lien Term Loan LIBOR + 4.25%, 1.00% LIBOR Floor(2)	11/22/2023	2,565,013	2,570,833	2,550,649
AL Midcoast Holdings, LLC	Energy: Oil & Gas	Senior Secured First Lien Term Loan LIBOR + 5.50%, 1.00% LIBOR Floor(4)	8/1/2025	5,954,496	5,909,046	5,839,574
Brightspring Health Services	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loan LIBOR + 4.50% (2)(5)	3/5/2026	3,990,000	3,941,059	3,990,000
Callaway Golf Company	Consumer Goods: Durable	Senior Secured First Lien Term Loan LIBOR + 4.50%,(2)	1/4/2026	2,774,187	2,725,217	2,801,929
Cardenas Markets LLC	Retail	Senior Secured First Lien Term Loan LIBOR + 5.75%, 1.00% LIBOR Floor(2)	11/29/2023	6,321,250	6,283,634	6,113,281
CHA Consulting, Inc.	Construction & Building	Senior Secured First Lien Term Loan LIBOR + 4.50%, 1.00% LIBOR Floor(4)(6)	4/10/2025	1,354,100	1,348,747	1,324,581
CHA Consulting, Inc.	Construction & Building	Senior Secured First Lien Term Loan LIBOR + 4.50%, 1.00% LIBOR Floor(2)	4/10/2025	598,500	598,500	584,908

Company	Industry	Type of Investment	Maturity	Par Amount	Cost	Fair Value(1)
Covenant Surgical Partners, Inc.	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loan LIBOR + 4.00%, 1.00% LIBOR Floor(3)(4)	7/1/2026	5,000,000	4,951,650	4,940,000
CT Technologies Intermediate Holdings, Inc.	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loan LIBOR + 4.25%, 1.00% LIBOR Floor(2)	12/1/2021	4,131,900	4,067,981	3,770,359
Directbuy Home Improvement, Inc.	Retail	Senior Secured First Lien Term Loan LIBOR + 6.50%, 1.00% LIBOR Floor(2)	6/20/2022	274,413	274,413	274,193
Directbuy Home Improvement, Inc.	Retail	Common Stock - 201,591 shares(7)		201,591	79,237	64,509
Envision Healthcare Corporation	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loan LIBOR + 3.75%, 1.00% LIBOR Floor(4)	10/10/2025	1,960,188	1,898,384	1,594,220
GC EOS Buyer, Inc.	Automotive	Senior Secured First Lien Term Loan LIBOR + 4.50%, 1.00% LIBOR Floor(3)	8/1/2025	3,445,086	3,399,335	3,400,989
GK Holdings, Inc.	Services: Business	Senior Secured First Lien Term Loan LIBOR + 6.00%, 1.00% LIBOR Floor(4)	1/20/2021	3,916,231	3,910,077	3,557,113
Glass Mountain Pipeline Holdings, LLC	Energy: Oil & Gas	Senior Secured First Lien Term Loan LIBOR + 4.50%, 1.00% LIBOR Floor(5)	12/23/2024	4,900,375	4,886,582	4,618,603
Golden West Packaging Group LLC	Forest Products & Paper	Senior Secured First Lien Term Loan LIBOR + 5.25%, 1.00% LIBOR Floor(2)	6/20/2023	4,188,348	4,188,348	4,163,637
High Ridge Brands Co.	Consumer Goods: Non-Durable	Senior Secured First Lien Term Loan LIBOR + 7.00%, 1.00% LIBOR Floor(4)(8)	6/30/2022	3,031,250	3,009,584	2,368,922
Highline Aftermarket Acquisitions, LLC	Automotive	Senior Secured First Lien Term Loan LIBOR + 3.50%, 1.00% LIBOR Floor(2)	4/26/2025	4,066,176	4,055,374	3,601,412
The Imagine Group, LLC	Media: Advertising, Printing & Publishing	Senior Secured First Lien Term Loan LIBOR + 4.75%, 1.00% LIBOR Floor(2)	6/21/2022	7,800,000	7,757,145	5,187,780
Infogroup, Inc.	Services: Business	Senior Secured First Lien Term Loan LIBOR + 5.00%, 1.00% LIBOR Floor(4)	4/3/2023	4,875,000	4,846,275	4,748,738
Intermedia Holdings, Inc.	High Tech Industries	Senior Secured First Lien Term Loan LIBOR + 6.00%, 1.00% LIBOR Floor(4)	7/21/2025	3,970,000	3,936,784	3,964,045
Intermediate LLC	High Tech Industries	Senior Secured First Lien Term Loan LIBOR + 4.00%, 1.00% LIBOR Floor(4)	7/1/2026	2,750,000	2,732,905	2,732,400
Isagenix International, LLC	Wholesale	Senior Secured First Lien Term Loan LIBOR + 5.75%, 1.00% LIBOR Floor(4)	6/16/2025	2,788,268	2,775,360	2,115,738
Jackson Hewitt Tax Service Inc.	Services: Consumer	Senior Secured First Lien Term Loan LIBOR + 6.25%)(2)	4/20/2023	5,850,000	5,850,000	5,811,390
Jordan Health Products I, Inc.	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loan LIBOR + 5.00%, 1.00% LIBOR Floor(2)	5/15/2025	5,181,776	5,117,349	4,378,601
Keystone Acquisition Corp.	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loan LIBOR + 5.25%, 1.00% LIBOR Floor(4)	5/1/2024	6,162,699	6,086,349	5,972,888
KNB Holdings Corporation	Consumer Goods: Durable	Senior Secured First Lien Term Loan LIBOR + 5.50%, 1.00% LIBOR Floor(4)	4/26/2024	4,871,364	4,807,608	3,975,033
LifeMiles Ltd.	Services: Consumer	Senior Secured First Lien Term Loan LIBOR + 5.50%, 1.00% LIBOR Floor(3)	8/18/2022	4,836,393	4,821,162	4,759,978
Manna Pro Products, LLC	Consumer Goods: Non-Durable	Senior Secured First Lien Term Loan LIBOR + 6.00%, 1.00% LIBOR Floor(2)	12/8/2023	3,029,375	3,029,375	2,880,027
Manna Pro Products, LLC	Consumer Goods: Non-Durable	Senior Secured First Lien Term Loan LIBOR + 6.00%, 1.00% LIBOR Floor(2)	12/8/2023	615,125	615,125	584,799

Company	Industry	Type of Investment	Maturity	Par Amount	Cost	Fair Value(1)
New Media Holdings II LLC	Media: Advertising, Printing & Publishing	Senior Secured First Lien Term Loan LIBOR + 6.25%, 1.00% LIBOR Floor(2)	7/14/2022	2,906,422	2,900,576	2,900,900
NGS US Finco, LLC	Capital Equipment	Senior Secured First Lien Term Loan LIBOR + 4.25%, 1.00% LIBOR Floor(4)	10/1/2025	2,977,500	2,965,041	2,903,360
Northern Star Industries, Inc.	Capital Equipment	Senior Secured First Lien Term Loan LIBOR + 4.50%, 1.00% LIBOR Floor(5)	3/28/2025	4,186,250	4,169,745	3,984,054
Nuvei Technologies Corp.	Banking, Finance, Insurance & Real Estate	Senior Secured First Lien Term Loan LIBOR + 5.00%, 1.00% LIBOR Floor(2)(6)	9/29/2025	1,002,408	1,002,408	983,612
Nuvei Technologies Corp.	Banking, Finance, Insurance & Real Estate	Senior Secured First Lien Term Loan LIBOR + 5.00%, 1.00% LIBOR Floor(2)	9/29/2025	4,961,062	4,916,977	4,868,376
Nuvei Technologies Corp.	Banking, Finance, Insurance & Real Estate	Senior Secured First Lien Term Loan LIBOR + 5.00%, 1.00% LIBOR Floor(2)	9/29/2025	726,749	726,749	713,123
Offen, Inc.	Transportation: Cargo	Senior Secured First Lien Term Loan LIBOR + 5.00%)(4)(6)	6/22/2026	3,663,385	3,628,060	3,613,477
Peraton Corp.	Aerospace and Defense	Senior Secured First Lien Term Loan LIBOR + 5.25%, 1.00% LIBOR Floor(2)	4/29/2024	3,406,439	3,395,256	3,384,979
PetroChoice Holdings, Inc.	Chemicals, Plastics and Rubber	Senior Secured First Lien Term Loan LIBOR + 5.00%, 1.00% LIBOR Floor(4)	8/19/2022	6,840,791	6,823,978	6,567,159
Plaskolite PPC Intermediate II LLC	Chemicals, Plastics and Rubber	Senior Secured First Lien Term Loan LIBOR + 4.25%, 1.00% LIBOR Floor(2)	12/15/2025	3,225,625	3,169,698	3,194,659
Port Townsend Holdings Company, Inc.	Forest Products & Paper	Senior Secured First Lien Term Loan LIBOR + 4.75%, 1.00% LIBOR Floor(5)	4/3/2024	3,041,842	3,018,776	2,992,564
PT Network, LLC	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loan LIBOR + 5.50%, 1.00% LIBOR Floor, 2% PIK)(4)(9)	11/30/2023	4,416,710	4,159,475	4,129,182
PT Network, LLC	Healthcare & Pharmaceuticals	Class C Common Stock(7)		—	—	—
PVHC Holding Corp	Containers, Packaging and Glass	Senior Secured First Lien Term Loan LIBOR + 4.75%, 1.00% LIBOR Floor(4)(6)	8/5/2024	1,972,350	1,964,298	1,912,138
Quantum Spatial, Inc.	Aerospace & Defense	Senior Secured First Lien Term Loan LIBOR + 5.25%, 1.00% LIBOR Floor(4)	9/5/2024	5,000,000	5,000,000	5,000,000
Quartz Holding Company	High Tech Industries	Senior Secured First Lien Term Loan LIBOR + 4.00%, 1.00% LIBOR Floor(4)	4/2/2026	6,982,500	6,957,448	6,885,443
RB Media, Inc.	Media: Diversified & Production	Senior Secured First Lien Term Loan LIBOR + 4.50%, 1.00% LIBOR Floor(2)	8/29/2025	5,445,000	5,398,769	5,445,000
Rough Country, LLC	Automotive	Senior Secured First Lien Term Loan LIBOR + 3.75%, 1.00% LIBOR Floor(2)	5/25/2023	4,993,321	4,977,011	4,912,430
Safe Fleet Holdings LLC	Automotive	Senior Secured First Lien Term Loan LIBOR + 3.00%, 1.00% LIBOR Floor(2)	2/3/2025	1,335,880	1,292,960	1,288,055
Safe Fleet Holdings LLC	Automotive	Senior Secured First Lien Term Loan LIBOR + 3.75%, 1.00% LIBOR Floor(2)	2/3/2025	3,422,875	3,416,186	3,297,255
Salient CRGT Inc.	High Tech Industries	Senior Secured First Lien Term Loan LIBOR + 6.00%, 1.00% LIBOR Floor(2)	2/28/2022	4,409,226	4,366,278	4,172,451
SCS Holdings I Inc.	Wholesale	Senior Secured First Lien Term Loan LIBOR + 4.25%, 1.00% LIBOR Floor(2)	7/1/2026	2,244,375	2,238,962	2,249,986

Company	Industry	Type of Investment	Maturity	Par Amount	Cost	Fair Value(1)
Shift4 Payments, LLC	Banking, Finance, Insurance & Real Estate	Senior Secured First Lien Term Loan LIBOR + 4.50%, 1.00% LIBOR Floor(2)	11/29/2024	9,825,000	9,788,662	9,825,000
Sierra Enterprises, LLC	Beverage & Food	Senior Secured First Lien Term Loan LIBOR + 4.00%, 1.00% LIBOR Floor(2)	11/11/2024	3,918,993	3,909,634	3,821,018
Simplified Logistics, LLC	Services: Business	Senior Secured First Lien Term Loan LIBOR + 6.50%, 1.00% LIBOR Floor(4)	2/27/2022	3,482,500	3,406,082	3,482,500
SMB Shipping Logistics, LLC	Transportation: Cargo	Senior Secured First Lien Term Loan LIBOR + 4.00%, 1.00% LIBOR Floor(5)	2/5/2024	2,465,807	2,446,381	2,453,478
Syniverse Holdings, Inc.	High Tech Industries	Senior Secured First Lien Term Loan LIBOR + 5.00%, 1.00% LIBOR Floor(2)	3/9/2023	3,935,050	3,907,819	3,695,799
The Octave Music Group, Inc.	Media: Diversified & Production	Senior Secured First Lien Term Loan LIBOR + 4.75%, 1.00% LIBOR Floor(2)	5/28/2021	4,348,644	4,348,644	4,325,596
ThoughtWorks, Inc.	High Tech Industries	Senior Secured First Lien Term Loan LIBOR + 4.00%, 1.00% LIBOR Floor(2)	10/11/2024	6,674,943	6,659,347	6,674,943
Tortoise Borrower LLC	Banking, Finance, Insurance & Real Estate	Senior Secured First Lien Term Loan LIBOR + 3.50%, 1.00% LIBOR Floor(2)	1/31/2025	2,437,875	2,428,557	2,392,287
United Road Services, Inc.	Transportation: Cargo	Senior Secured First Lien Term Loan LIBOR + 5.75%, 1.00% LIBOR Floor(2)	9/2/2024	3,759,999	3,746,465	3,699,087
Vero Parent, Inc.	High Tech Industries	Senior Secured First Lien Term Loan LIBOR + 4.50%, 1.00% LIBOR Floor(2)	8/16/2024	3,915,475	3,891,393	3,886,109
Wawona Delaware Holdings, LLC	Beverage & Food	Senior Secured First Lien Term Loan LIBOR + 4.75%, 1.00% LIBOR Floor(2)	9/11/2026	4,975,000	4,925,465	4,925,250
Wok Holdings Inc.	Retail	Senior Secured First Lien Term Loan LIBOR + 6.50%, 1.00% LIBOR Floor(2)	3/1/2026	6,616,750	6,563,917	5,599,756
Wrench Group LLC	Services: Consumer	Senior Secured First Lien Term Loan LIBOR + 4.25%, 1.00% LIBOR Floor(2)(6)	4/30/2026	2,225,672	2,208,233	2,225,672
Xebec Global Holdings, LLC	High Tech Industries	Senior Secured First Lien Term Loan LIBOR + 5.25%, 1.00% LIBOR Floor(3)	2/12/2024	8,134,734	8,134,734	8,114,397
Z Medica, LLC	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loan LIBOR + 5.50%, 1.00% LIBOR Floor(4)	9/29/2022	2,640,000	2,640,000	2,541,264
Total				$268,804,900	$266,852,067	$256,366,040

(1)	All securities are valued using significant unobservable inputs, which are categorized as Level 3 assets under the definition of ASC 820 fair value hierarchy

(2)	The interest rate on these loans is subject to a base rate plus 1 Month (“1M”) LIBOR, which at September 30, 2019 was 2.02%. The interest rate is subject to a minimum LIBOR floor.

(3)	The interest rate on these loans is subject to a base rate plus 2 Month (“2M”) LIBOR, which at September 30, 2019 was 2.07%. The interest rate is subject to a minimum LIBOR floor.

(4)	The interest rate on these loans is subject to a base rate plus 3 Month (“3M”) LIBOR, which at September 30, 2019 was 2.09%. The interest rate is subject to a minimum LIBOR floor.

(5)	The interest rate on these loans is subject to a base rate plus 6 Month (“6M”) LIBOR, which at September 30, 2019 was 2.06%. The interest rate is subject to a minimum LIBOR floor.

(6)	Includes an analysis of the value of any unfunded loan commitments.

(7)	Security is non-income producing.

(8)	The investment was on non-accrual status as of September 30, 2019.

(9)	Par amount includes accumulated paid-in-kind ("PIK") interest and is net of repayments.

The following is a listing of the individual investments in Sierra JV's portfolio as of December 31, 2018:

Company	Industry	Type of Investment	Maturity	Par Amount	Cost	Fair Value(1)
4Over International, LLC	Media: Advertising, Printing & Publishing	Senior Secured First Lien Term Loan LIBOR + 6.00% , 1.00% LIBOR Floor (2)	6/7/2022	$11,058,000	$11,058,000	$10,803,667

Company	Industry	Type of Investment	Maturity	Par Amount	Cost	Fair Value(1)
Acrisure, LLC	Banking, Finance, Insurance & Real Estate	Senior Secured First Lien Term Loan LIBOR + 4.25% , 1.00% LIBOR Floor (2)	11/22/2023	5,391,750	5,406,210	5,275,288
Avantor, Inc.	Wholesale	Senior Secured First Lien Term Loan LIBOR + 3.75% , 1.00% LIBOR Floor (2)	11/22/2024	5,694,738	5,640,336	5,505,104
BW NHHC Holdco Inc.	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loan LIBOR + 3.75% , 1.00% LIBOR Floor (2)	5/15/2025	5,221,132	5,147,587	5,081,727
Cardenas Markets LLC	Retail	Senior Secured First Lien Term Loan LIBOR + 5.75% , 1.00% LIBOR Floor (2)	11/29/2023	6,370,000	6,325,291	6,240,689
CD&R TZ Purchaser, Inc.	Services: Consumer	Senior Secured First Lien Term Loan LIBOR + 6.00% , 1.00% LIBOR Floor (4)	7/21/2023	6,350,272	6,287,883	6,094,356
CHA Consulting, Inc.	Construction & Building	Senior Secured First Lien Term Loans LIBOR + 4.50% , 1.00% LIBOR Floor (4)(6)	4/10/2025	1,364,384	1,358,254	1,360,973
Covenant Surgical Partners, Inc.	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loan LIBOR + 4.50% (4)(6)	10/4/2024	9,907,386	9,886,903	9,808,312
CT Technologies Intermediate Holdings, Inc.	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loan LIBOR + 4.25% , 1.00% LIBOR Floor (2)	12/1/2021	4,164,266	4,077,669	3,918,573
Deliver Buyer, Inc.	Capital Equipment	Senior Secured First Lien Term Loan LIBOR + 5.00% , 1.00% LIBOR Floor (2)	5/1/2024	530,639	529,418	530,640
Elite Comfort Solutions LLC.	Chemicals, Plastics & Rubber	Senior Secured First Lien Term Loan LIBOR + 6.50% , 1.00% LIBOR Floor (4)	1/15/2021	9,053,081	9,053,081	9,053,081
Envision Healthcare Corporation	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loan LIBOR + 3.75% , 1.00% LIBOR Floor (4)	10/10/2025	1,975,000	1,903,861	1,903,505
GC EOS Buyer, Inc.	Automotive	Senior Secured First Lien Term Loan LIBOR + 4.50% , 1.00% LIBOR Floor (2)	8/1/2025	2,182,031	2,161,444	2,138,391
GK Holdings, Inc.	Services: Business	Senior Secured First Lien Term Loan LIBOR + 6.00% , 1.00% LIBOR Floor (4)	1/20/2021	3,947,067	3,937,323	3,550,387
Glass Mountain Pipeline Holdings, LLC	Energy: Oil & Gas	Senior Secured First Lien Term Loan LIBOR + 4.50% , 1.00% LIBOR Floor (4)	12/23/2024	4,937,686	4,921,803	4,886,336
Golden West Packaging Group LLC	Forest Products & Paper	Senior Secured First Lien Term Loan LIBOR + 5.25% , 1.00% LIBOR Floor (2)	6/20/2023	7,227,034	7,227,034	7,227,034
High Ridge Brands Co.	Consumer Goods - Non-Durable	Senior Secured First Lien Term Loan LIBOR + 5.25% , 1.00% LIBOR Floor (4)	6/30/2022	3,046,875	3,019,176	2,808,914
Highline Aftermarket Acquisitions, LLC	Automotive	Senior Secured First Lien Term Loan LIBOR + 3.50% , 1.00% LIBOR Floor (2)	4/26/2025	4,097,059	4,084,725	3,976,605
InfoGroup, Inc	Services: Business	Senior Secured First Lien Term Loan LIBOR + 5.00% , 1.00% LIBOR Floor (4)	4/3/2023	4,912,500	4,877,385	4,843,725
Intermedia Holdings, Inc.	High Tech Industries	Senior Secured First Lien Term Loan LIBOR + 6.00% , 1.00% LIBOR Floor (4)	7/21/2025	4,000,000	3,962,225	3,992,000
Isagenix International, LLC	Wholesale	Senior Secured First Lien Term Loans LIBOR + 5.75% , 1.00% LIBOR Floor (4)	6/16/2025	2,900,624	2,885,432	2,864,077
Jackson Hewitt Tax Services Inc.	Services: Consumer	Senior Secured First Lien Term Loans LIBOR + 6.25% , 1.00% LIBOR Floor (2)	4/20/2023	5,962,500	5,962,500	5,962,500
Keystone Acquisition Corp.	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loan LIBOR + 5.25% , 1.00% LIBOR Floor (4)	5/1/2024	6,209,863	6,120,389	6,149,006
KNB Holdings Corporation	Consumer Goods: Durable	Senior Secured First Lien Term Loan LIBOR + 5.50% , 1.00% LIBOR Floor (4)	4/26/2024	4,967,510	4,891,868	4,868,159

Company	Industry	Type of Investment	Maturity	Par Amount	Cost	Fair Value(1)
LifeMiles Ltd.	Services: Consumer	Senior Secured First Lien Term Loan LIBOR + 5.50% , 1.00% LIBOR Floor (4)	8/18/2022	5,272,436	5,251,526	5,289,835
Loparex International B.V.	Containers, Packaging & Glass	Senior Secured First Lien Term Loans LIBOR + 4.25% , 1.00% LIBOR Floor (4)	4/11/2025	6,633,333	6,603,510	6,600,167
Manna Pro Products, LLC	Consumer Goods - Non-Durable	Senior Secured First Lien Term Loan LIBOR + 6.00% , 1.00% LIBOR Floor (2)(6)	12/8/2023	3,428,668	3,428,668	3,346,036
Midcoast Energy LLC	Energy: Oil & Gas	Senior Secured First Lien Term Loan LIBOR + 5.50% , 1.00% LIBOR Floor (4)	8/1/2025	5,486,250	5,434,568	5,321,663
New Media Holdings II LLC	Media: Advertising, Printing & Publishing	Senior Secured First Lien Term Loan LIBOR + 6.25% , 1.00% LIBOR Floor (2)	7/14/2022	3,539,854	3,530,822	3,522,155
NGS US Finco, LLC	Capital Equipment	Senior Secured First Lien Term Loans LIBOR + 4.25% , 1.00% LIBOR Floor (4)	10/1/2025	3,000,000	2,985,602	2,985,000
Northern Star Industries, Inc.	Capital Equipment	Senior Secured First Lien Term Loans LIBOR + 4.75% , 1.00% LIBOR Floor (4)	3/28/2025	4,218,125	4,199,230	4,098,330
Nuvei Technologies Corp.	Banking, Finance, Insurance & Real Estate	Senior Secured First Lien Term Loan LIBOR + 4.50% , 1.00% LIBOR Floor (2)	9/29/2025	6,394,823	6,342,533	6,330,876
Peraton Corp.	Aerospace and Defense	Senior Secured First Lien Term Loan LIBOR + 5.25% , 1.00% LIBOR Floor (4)	4/29/2024	3,432,576	3,419,467	3,374,908
PetroChoice Holdings, Inc.	Chemicals, Plastics & Rubber	Senior Secured First Lien Term Loan LIBOR + 5.00% , 1.00% LIBOR Floor (4)	8/19/2022	6,894,231	6,874,605	6,830,803
Plaskolite PPC	Chemicals, Plastics & Rubber	Senior Secured First Lien Term Loan LIBOR + 4.25% , 1.00% LIBOR Floor (4)	12/13/2025	3,250,000	3,185,563	3,185,000
Port Townsend Holdings Company, Inc.	Forest Products & Paper	Senior Secured First Lien Term Loans LIBOR + 4.75% , 1.00% LIBOR Floor (2)	4/3/2024	3,064,886	3,037,794	3,064,886
PT Network, LLC	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loan LIBOR + 5.50% , 1.00% LIBOR Floor (4)	11/30/2021	4,412,544	4,412,543	4,321,203
PVHC Holding Corp.	Containers, Packaging & Glass	Senior Secured First Lien Term Loan LIBOR + 4.75% , 1.00% LIBOR Floor (4)(6)	8/3/2024	1,987,293	1,977,928	1,977,356
Recorded Books, Inc.	Media: Diversified & Production	Senior Secured First Lien Term Loan LIBOR + 4.50% (4)	8/29/2025	5,486,250	5,433,782	5,431,388
Rough Country, LLC	Automotive	Senior Secured First Lien Term Loan LIBOR + 3.75% , 1.00% LIBOR Floor (2)	5/25/2023	6,079,627	6,055,700	6,018,830
Safe Fleet Holdings LLC	Automotive	Senior Secured First Lien Term Loan LIBOR + 3.00% , 1.00% LIBOR Floor (2)	2/3/2025	5,930,218	5,855,223	5,803,337
Salient CRGT Inc.	High Tech Industries	Senior Secured First Lien Term Loan LIBOR + 5.75% , 1.00% LIBOR Floor (2)	2/28/2022	4,502,976	4,445,538	4,528,643
SCS Holdings I Inc. (Sirius Computer	Wholesale	Senior Secured First Lien Term Loan LIBOR + 4.25% , 1.00% LIBOR Floor (2)	10/31/2022	5,062,626	5,043,215	5,006,432
Shift4 Payments, LLC	Banking, Finance, Insurance & Real Estate	Senior Secured First Lien Term Loan LIBOR + 4.50% , 1.00% LIBOR Floor (2)	11/29/2024	9,900,000	9,858,087	9,764,370
Sierra Enterprises, LLC	Beverage & Food	Senior Secured First Lien Term Loans LIBOR + 3.50% , 1.00% LIBOR Floor (2)	11/11/2024	5,198,833	5,184,552	5,133,328
SMB Shipping Logisitics, LLC	Transportation: Cargo	Senior Secured First Lien Term Loan LIBOR + 4.00% , 1.00% LIBOR Floor (4)	2/5/2024	2,487,342	2,464,380	2,474,905
Starfish Holdco, LLC	High Tech Industries	Senior Secured First Lien Term Loan LIBOR + 4.50% , 1.00% LIBOR Floor (2)	8/16/2024	3,945,138	3,917,156	3,891,878

Company	Industry	Type of Investment	Maturity	Par Amount	Cost	Fair Value(1)
Syniverse Holdings, Inc.	High Tech Industries	Senior Secured First Lien Term Loan LIBOR + 5.00% , 1.00% LIBOR Floor (2)	3/9/2023	3,965,013	3,931,611	3,752,488
The Imagine Group LLC	Media: Advertising, Printing & Publishing	Senior Secured First Lien Term Loan LIBOR + 4.75% , 1.00% LIBOR Floor (2)	6/21/2022	7,860,000	7,804,967	7,327,092
The KeyW Corporation	Aerospace and Defense	Senior Secured First Lien Term Loans LIBOR + 4.50% , 1.00% LIBOR Floor (2)	5/8/2024	2,697,675	2,685,199	2,684,186
The Octave Music Group, Inc.	Media: Diversified & Production	Senior Secured First Lien Term Loan LIBOR + 4.75% , 1.00% LIBOR Floor (2)	5/28/2021	4,382,706	4,382,706	4,376,570
ThoughtWorks, Inc.	High Tech Industries	Senior Secured First Lien Term Loan LIBOR + 4.00% , 1.00% LIBOR Floor (2)(6)	10/11/2024	5,723,121	5,710,431	5,652,726
Tortoise Borrower LLC	Banking, Finance, Insurance & Real Estate	Senior Secured First Lien Term Loan LIBOR + 3.50% , 1.00% LIBOR Floor (2)	1/31/2025	2,456,437	2,445,734	2,456,438
United Road Services, Inc	Transportation: Cargo	Senior Secured First Lien Term Loan LIBOR + 5.25% , 1.00% LIBOR Floor (2)	9/2/2024	3,850,000	3,834,040	3,826,900
Valence Surface Technologies, Inc.	Aerospace and Defense	Senior Secured First Lien Term Loan LIBOR + 5.50% , 1.00% LIBOR Floor (4)	6/13/2021	6,272,913	6,269,062	6,272,913
Xebec Global Holdings, LLC	High Tech Industries	Senior Secured First Lien Term Loan LIBOR + 5.50% , 1.00% LIBOR Floor (4)	2/12/2024	8,196,417	8,196,417	8,196,417
Z Gallerie, LLC	Retail	Senior Secured First Lien Term Loan LIBOR + 6.50% , 1.00% LIBOR Floor (4)(7)	10/8/2021	4,924,527	4,924,527	2,861,642
Z-Medica, LLC	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loan LIBOR + 5.50% , 1.00% LIBOR Floor (4)	9/29/2022	2,662,500	2,662,500	2,616,704
Total				$284,070,735	$282,514,983	$277,168,454

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

Below is certain summarized financial information for the Sierra JV as of September 30, 2019 and December 31, 2018 and for the three and nine months ended September 30, 2019 and 2018.

	September 30, 2019	December 31, 2018
	(unaudited)
Selected Consolidated Statement of Assets and Liabilities Information:
Investments in loans at fair value (amortized cost of $266,852,067 and $282,514,983, respectively)	$256,366,040	$277,168,454
Cash and cash equivalents	31,344,722	20,494,190
Other assets	1,321,215	1,781,149
Total assets	$289,031,977	$299,443,793

Senior credit facility payable (net of deferred financing costs of $2,145,426 and $1,599,958, respectively)	202,950,742	203,300,042
Other liabilities	435,779	411,102
Interest payable	819,058	953,352
Total liabilities	$204,205,579	$204,664,496
Members’ capital	84,826,398	94,779,297
Total liabilities and members' capital	$289,031,977	$299,443,793

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Selected Consolidated Statement of Operations Information:
Total investment income	$5,280,076	$5,401,302	$16,305,521	$15,131,733
Total expenses	(3,168,637)	(3,020,096)	(9,581,333)	(8,373,213)
Net change in unrealized appreciation/(depreciation) of investments	(3,584,545)	(2,841,807)	(5,139,832)	(5,628,655)
Net realized gain/(loss) on investments	134,566	188,240	(4,637,590)	736,296
Net income	$(1,338,540)	$(272,361)	$(3,053,234)	$1,866,161

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

As of September 30, 2019, excluding Sierra JV, the Company had no single Control Investment which would be deemed to be a significant subsidiary pursuant to Rule 10-01(b)(1) of Regulation S-X.

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

The following table presents the fair value measurements of the Company’s total investments, by major class according to the fair value hierarchy, as of September 30, 2019:

Type of Investment (1)	Level 1	Level 2	Level 3	Total
Asset
Senior secured first lien term loans	$—	$—	$365,464,032	$365,464,032
Senior secured first lien notes	—	—	15,095,000	15,095,000
Senior secured second lien term loans	—	—	142,716,810	142,716,810
Subordinated notes	—	—	62,478,039	62,478,039
Equity/warrants	27,450,133	—	44,705,484	72,155,617
Total	$27,450,133	$—	$630,459,365	$657,909,498
Investments measured at net asset value				$79,041,159
Total Investments, at fair value				$736,950,657

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

The following table provides a reconciliation of the beginning and ending balances for total investments that use Level 3 inputs for the nine months ended September 30, 2019:

	Senior Secured First Lien Term Loans	Senior Secured First Lien Notes	Senior Secured Second Lien Term Loans	Subordinated Notes	Equity/Warrants	Total Return Swap	Total
Balance, December 31, 2018	$479,593,279	$30,752,993	$169,923,547	$66,187,857	$75,480,034	$(6,524,904)	$815,412,806
Purchases	96,284,986	-	9,687,252	7,400,227	(7,115,943)	-	106,256,522
Sales	(165,383,818)	(15,271,250)	(27,327,760)	(11,290,388)	(43,626,923)	-	(262,900,139)
Transfers in	-	-	-	-	-	-	—
Transfers out	-	-	-	-	-	-	—
Amortization of discount/(premium)	670,606	-	509,528	-	-	-	1,180,134
Paid-in-kind interest income	3,311,294	-	826,220	-	-	-	4,137,514
Net realized gains/(losses)	(47,855,463)	(1,728,750)	84,328	(1,981,643)	15,610,206	-	(35,871,322)
Net change in unrealized appreciation/(depreciation)	(1,156,852)	1,342,007	(10,986,305)	2,161,986	4,358,110	6,524,904	2,243,850
Balance, September 30, 2019	$365,464,032	$15,095,000	$142,716,810	$62,478,039	$44,705,484	$—	$630,459,365
Change in net unrealized appreciation/ (depreciation) in investments held as of September 30, 2019(1)	$(29,669,966)	$54,808	$(11,610,130)	$(716,706)	$14,153	-	$(41,927,841)

(1)	Amount is included in the related amount on investments and total return swap in the Consolidated Statements of Operations.

Transfers between levels of the fair value hierarchy are reported at the beginning of the reporting period in which they occur. During the nine months ended September 30, 2019, the Company recorded no transfers from Level 3 to Level 2 and no transfers from Level 2 to Level 3. The Company recorded no other transfers between levels.

The following table provides a reconciliation of the beginning and ending balances for total investments that use Level 3 inputs for the nine months ended September 30, 2018:

	Senior Secured First Lien Term Loans	Senior Secured First Lien Notes	Senior Secured Second Lien Term Loans	Subordinated Notes	Equity/Warrants	Total Return Swap	Total
Balance, December 31, 2017	$567,414,544	$30,270,881	$231,837,617	$74,341,285	$65,754,315	$(5,354,868)	$964,263,774
Purchases	126,033,322	3,379,999	911,186	10,318,059	29,563,879	—	170,206,445
Sales	(161,089,099)	(1,893,250)	(52,354,019)	(5,232,166)	(6,421,660)	—	(226,990,194)
Transfers in	—	—	—	—	—	—	—
Transfers out	—	(6,706,400)	—	—	—	—	(6,706,400)
Amortization of discount/(premium)	851,612	—	528,248	—	—	—	1,379,860
Paid-in-kind interest income	1,485,027	—	881,801	—	—	—	2,366,828
Net realized gains/(losses)	(31,950,356)	(106,750)	(17,853,861)	436,466	(1,191,691)	—	(50,666,192)
Net change in unrealized appreciation/(depreciation)	(11,918,005)	(379,913)	17,451,080	(2,549,120)	624,746	3,370,529	6,599,317
Balance, June 30, 2018	$490,827,045	$24,564,567	$181,402,052	$77,314,524	$88,329,589	$(1,984,339)	$860,453,438
Change in net unrealized appreciation/(depreciation) in investments held as of September 30, 2018(1)	$(43,906,776)	$(866,114)	$(1,034,295)	$(1,849,176)	$(189,386)	$3,370,529	$(44,475,218)

(1)	Amount is included in the related amount on investments and total return swap in the Consolidated Statements of Operations.

Transfers between levels of the fair value hierarchy are reported at the beginning of the reporting period in which they occur. During the nine months ended September 30, 2018, the Company recorded $6,706,400 in transfers from Level 3 to Level 2 and no transfers from Level 2 to Level 3. The Company recorded no other transfers between levels.

The following table presents the quantitative information about Level 3 fair value measurements of the Company’s total investments, as of September 30, 2019:

Type of Investment	Fair Value	Valuation techniques	Unobservable input(1)	Range (weighted average)
Senior Secured First Lien Term Loan	$255,889,283	Income Approach (DCF)	Market yield	6.98% - 23.64% (10.86%)
Senior Secured First Lien Term Loan	11,605,003	Market Approach (Guideline Comparable)/Income Approach (DCF)/Enterprise Valuation Analysis	Revenue Multiple, EBITDA Multiple, Discount Rate	3.00x - 6.50x (5.38x) / 16.75% - 18.75% (17.75%) / 1.25x - 1.45x (1.35x)
Senior Secured First Lien Term Loan	97,969,746	Recent Arms-length transaction	Recent Arms-length transaction	N/A
Senior Secured First Lien Notes	15,095,000	Income Approach (DCF)	Market yield	11.42% - 40.34% (21.25%)
Senior Secured Second Lien Term Loan	135,722,452	Income Approach (DCF)	Market yield	9.119% - 29.760% (13.70%)
Senior Secured Second Lien Term Loan	6,994,358	Market Approach (Guideline Comparable)/Income Approach (DCF)	EBITDA Multiple, Discount Rate	6.00x - 7.00x (6.50x) / 17.50% - 19.50% (18.50%)
Equity/warrants	39,802,575	Market Approach (Guideline Comparable)/Market Approach (Comparable Transactions)/ Option Model/Income Approach (DCF)/ Enterprise Valuation Analysis	Revenue Multiple, EBITDA Multiple, Discount Rate, Capitalization Rate, book Value Multiple	3.50x - 9.50x (7.94x) / 17.00% - 21.25% (17.67%) / 1.25x - 1.45x (1.35x) / 7.63% - 8.50% (8.17%) / 1.00x - 1.50x (1.25x)
Equity/warrants	4,100,471	Recent Arms-length transaction	Recent Arms-length transaction	N/A
Equity/warrants	802,438	Enterprise Value Analysis	Expected Proceeds	$10.20M - $15.20M ($12.70M)
Subordinated Notes	61,264,948	Income Approach (DCF)	Discount rate	9.20% - 22.50% (18.03%)
Subordinated Notes	260,711	Recent Arms-length transaction	Recent Arms-length transaction	N/A
Subordinated Notes	952,380	Market Approach (Guideline Comparable)	EBITDA Multiple	7.00x - 8.00x (7.50x)
Total	$630,459,365

(1)	Represents the method used when the Company has determined that market participants would use such inputs when measuring the fair value of these investments.

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

The TRS with Citibank enabled Arbor to obtain the economic benefit of the loans underlying the TRS, despite the fact that such loans were not directly held or otherwise owned by Arbor, in return for an interest-type payment to Citibank.

SIC Advisors acted as the investment manager of Arbor and had discretion over the composition of the basket of loans underlying the TRS. The terms of the TRS were governed by an ISDA 2002 Master Agreement, the Schedule thereto and Credit Support Annex to such Schedule, and the Confirmation exchanged thereunder, between Arbor and Citibank, which collectively established the TRS, and are collectively referred to herein as the “TRS Agreement”. On March 21, 2014, Arbor amended and restated its Confirmation Letter Agreement (the “Amended Confirmation Agreement”) with Citibank. The Amended Confirmation Agreement increased the maximum market value (determined at the time each such loan becomes subject to the TRS) of the portfolio of loans that Arbor may select from $100 million to $200 million, and increased the interest rate payable to Citibank from LIBOR plus 1.30% per annum to LIBOR plus 1.35% per annum. On July 23, 2014, Arbor entered into the Second Amended and Restated Confirmation Letter Agreement with Citibank to increase the maximum market value (determined at the time each such loan becomes subject to the TRS) of the portfolio of loans that Arbor may select from $200 million to $350 million. On June 8, 2015, Arbor entered into the Third Amended and Restated Confirmation Letter Agreement with Citibank to decrease the maximum market value (determined at the time each such loan becomes subject to the TRS) of the portfolio of loans that Arbor may select from $350 million to $300 million. On March 21, 2016, Arbor entered into the Fourth Amended and Restated Confirmation Letter Agreement (the “Fourth Amended Confirmation Agreement”) with Citibank to extend the term of the TRS from March 21, 2016 through March 21, 2019 and increase the interest rate payable to Citibank from LIBOR plus 1.35% per annum to LIBOR plus 1.65% per annum. On September 29, 2017, Arbor entered into the Fifth Amended and Restated Confirmation Letter Agreement (the “Fifth Amended Confirmation Agreement”) with Citibank to reduce the maximum portfolio notional (determined at the time each such loan becomes subject to the TRS) from $300,000,000 to $180,000,000, through incremental reductions of $60,000,000 on October 3, 2017 and $20,000,000 on each of November 3, 2017, December 3, 2017 and January 3, 2018. The Fifth Amended Confirmation Agreement also decreased the interest rate payable to Citibank from LIBOR plus 1.65% per annum to LIBOR plus 1.60% per annum. On July 22, 2019 the TRS with Citibank was terminated.

Pursuant to the terms of the TRS Agreement, as amended and subject to conditions customary for transactions of this nature, Arbor could select a portfolio of loans with a maximum market value (determined at the time each such loan becomes subject to the TRS) of $180 million, subject to the Fifth Amended Confirmation Agreement, which is also referred to as the maximum notional amount of the TRS. Arbor received from Citibank a periodic payment on set dates that is based upon any coupons, both earned and accrued, generated by the loans underlying the TRS, subject to limitations described in the TRS Agreement as well as any fees associated with the loans included in the portfolio. Arbor paid to Citibank interest at a rate equal to one-month LIBOR plus 1.60% per annum. In addition, upon the termination or repayment of any loan subject to the TRS, Arbor either received from Citibank the appreciation in the value of such loan, or paid to Citibank any depreciation in the value of such loan.

Arbor was required to pay a minimum usage fee in connection with the TRS of 1.60% on the amount equal to 85% of the average daily unused portion of the maximum amount permitted under the TRS. Such minimum usage fee did not apply during the first 365 days and last 60 days of the term of the TRS. Arbor also paid Citibank customary fees in connection with the establishment and maintenance of the TRS. During the three and nine months ended September 30, 2019 and 2018, Arbor paid no minimum usage fees.

Arbor was required to initially cash collateralize a specified percentage of each loan (generally 20% to 30% of the market value of such loan) included under the TRS in accordance with margin requirements described in the TRS Agreement. As of September 30, 2019 and December 31, 2018, Arbor has posted $1,216 and $27,000,000, respectively, in collateral to Citibank in relation to the TRS, which is recorded on the Consolidated Statements of Assets and Liabilities as cash collateral on TRS. Arbor was restricted from removing the cash collateral posted to Citibank and was required to post additional collateral from time to time as a result of a decline in the mark-to-market value of the portfolio of loans subject to the TRS. The obligations of Arbor under the TRS Agreement were non-recourse to the Company and the Company’s exposure under the TRS Agreement was limited to the value of the Company’s investment in Arbor, which generally equaled the value of cash collateral provided by Arbor under the TRS Agreement.

In connection with the TRS, Arbor made customary representations and warranties and was required to comply with various covenants, reporting requirements and other customary requirements for similar transactions. In addition to customary events of default and termination events included in the form ISDA 2002 Master Agreement, the TRS Agreement contained the following termination events: (a) a failure to satisfy the portfolio criteria for at least 30 days; (b) a failure to post initial cash collateral or additional collateral as required by the TRS Agreement; (c) a default by Arbor or the Company with respect to indebtedness in an amount equal to or greater than the lesser of $10,000,000 and 2% of the Company’s NAV at such time; (d) a merger of Arbor or the Company meeting certain criteria; (e) the Company or Arbor amending their respective constituent documents to alter their investment strategy in a manner that has or could reasonably be expected to have a material adverse effect; and (f) SIC Advisors ceasing to be the investment manager of Arbor or to have authority to enter into transactions under the TRS Agreement on behalf of Arbor, and not being replaced by an entity reasonably acceptable to Citibank. As of September 30, 2019 and December 31, 2018, the Company did not have any derivatives with contingent features in net liability positions; therefore, if a trigger event had occurred, no amount would have been required to be posted by the Company.

The Company’s maximum credit risk exposure as of September 30, 2019 and December 31, 2018 is $1,216 and $27,113,252, respectively, which is recorded on the Consolidated Statements of Assets and Liabilities as cash collateral on TRS and receivable due on TRS.

The Company’s receivable from Citibank represents realized amounts from payments on underlying loans in the TRS portfolio that as of September 30, 2019 and December 31, 2018 was $0 and $113,252, respectively, which is recorded on the Consolidated Statements of Assets and Liabilities as receivable due on total return swap. The Company does not offset collateral posted in relation to the TRS with any unrealized appreciation or depreciation outstanding in the Consolidated Statements of Assets and Liabilities as of September 30, 2019 and December 31, 2018.

Transactions in TRS contracts during the three and nine months ended September 30, 2019 and 2018 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Interest income and settlement from TRS portfolio	$—	$1,463,986	$309,388	$4,123,660
Traded gains/(loss) on TRS loan sales	—	(364,450)	(9,632,904)	(2,589,178)
Net realized gains/(loss) on TRS portfolio	$—	$1,099,536	$(9,323,516)	$1,534,482

Net change in unrealized appreciation/(depreciation) on TRS portfolio	$—	$735,874	$6,524,904	$3,370,529

The Company held one derivative position as of September 30, 2019 and December 31, 2018, subject to a Master Agreement (“MA”). The following table represents the Company’s gross and net amounts after offset under the MA, of the derivative assets and liabilities presented by derivative type net of the related collateral pledged by the Company as of September 30, 2019 and December 31, 2018:

	Gross Derivative Assets/ (Liabilities) Subject to MA	Derivative Amount Available for Offset	Net Amount Presented in the Consolidated Statements of Assets and Liabilities	Cash Collateral Posted (1)	Net Amount of Derivative Assets/(Liabilities)
September 30, 2019
TRS(1) (2)	$—	$—	$—	$—	$—
December 31, 2018
TRS(1)	$(6,524,904)	$—	$(6,524,904)	$6,524,904	$—

(1)
As of September 30, 2019 and December 31, 2018, $1,216 and $27,000,000, respectively, of cash was posted for initial margin requirements for the TRS as reported on the Consolidated Statements of Assets and Liabilities as cash collateral on TRS.

(2)	As of September 30, 2019, there were no loans underlying the TRS.

The volume of the Company’s derivative transactions for the three and nine months ended September 30, 2019 and 2018 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Average notional amount of contracts(1)	$—	$168,753,875	$12,225,430	$170,174,081

(1)
Average notional amount is based on the average month end balances for the three and nine months ended September 30, 2019 and 2018, which is representative of the volume of notional contract amounts held during each year.

Note 6. Borrowings
The following table shows the Company's outstanding debt as of September 30, 2019 and December 31, 2018:

	September 30, 2019			December 31, 2018
	Total Commitment	Balance Outstanding	Unused Commitment	Total Commitment	Balance Outstanding	Unused Commitment
ING Credit Facility	$215,000,000	$88,100,000	$126,900,000	$220,000,000	$115,000,000	$105,000,000
Alpine Credit Facility	300,000,000	240,000,000	60,000,000	300,000,000	240,000,000	60,000,000
Total before deferred financing costs	515,000,000	328,100,000	186,900,000	520,000,000	355,000,000	165,000,000
Unamortized deferred financing costs	—	(2,660,252)	—	—	(3,460,986)	—
Total borrowings outstanding, net of deferred financing costs	$515,000,000	$325,439,748	$186,900,000	$520,000,000	$351,539,014	$165,000,000

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

The ING Credit Facility allows for the Company, at its option, to borrow money at a rate of either (i) an alternate base rate plus 1.50% per annum or (ii) LIBOR plus 2.50% per annum. The interest rate margins are subject to certain step-downs upon the satisfaction of certain conditions described in the Revolving Credit Agreement. The alternate base rate will be the greater of (i) the U.S. Prime Rate set forth in the Wall Street Journal, (ii) the federal funds effective rate plus 1/2 of 1%, and (iii) three month LIBOR plus 1.00%. As of September 30, 2019 and December 31, 2018, the commitment under the ING Credit Facility was $215,000,000 and 220,000,000, respectively. The ING Credit Facility includes an accordion feature that allows for potential future expansion of the ING Credit Facility up to a total of $500,000,000. Availability of loans under the ING Credit Facility is linked to the valuation of the collateral pursuant to a borrowing base mechanism.

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

As of September 30, 2019 and December 31, 2018, the carrying amount of the Company’s borrowings under the ING Credit Facility approximated their fair value. The fair value of the Company’s debt obligation is determined in accordance with ASC 820, which defines fair value in terms of the price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The fair value of the Company’s borrowing under the ING Credit Facility is estimated based upon market interest rates of the Company’s borrowing or entities with similar credit risk, adjusted for nonperformance risk, if any. As of September 30, 2019 and December 31, 2018, the ING Credit Facility would be deemed to be Level 3, as defined in Note 4.

As of September 30, 2019 and December 31, 2018, the financing costs of $1,344,757 and $1,419,794 related to the ING Credit Facility have been capitalized and are being amortized over the respective terms, respectively. The following table shows additional information about the interest and financing costs related to the ING Credit Facility for the three and nine months ended September 30, 2019 and 2018:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
Interest expense related to the ING Credit Facility	$1,322,880	$1,792,545	$4,279,682	$5,352,403
Financing expenses related to the ING Credit Facility	233,388	234,490	721,574	695,986
Total interest and financing expenses related to the ING Credit Facility	$1,556,268	$2,027,035	$5,001,256	$6,048,389

Weighted average outstanding debt balance of the ING Credit Facility	$88,100,000	$142,173,913	$95,194,505	$149,439,560
Weighted average interest rate of the ING Credit Facility (annualized)	5.9%	4.9%	5.9%	4.7%

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

As of September 30, 2019 and December 31, 2018, the carrying amount of the Company’s borrowings under the Alpine Credit Facility approximated the fair value of the Company’s debt obligation. The fair value of the Company’s debt obligation is determined in accordance with ASC 820, which defines fair value in terms of the price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The fair value of the Company’s borrowings under the Alpine Credit Facility is estimated based upon market interest rates of the Company’s borrowings or entities with similar credit risk, adjusted for nonperformance risk, if any. As of September 30, 2019 and December 31, 2018, the Alpine Credit Facility would be deemed to be Level 3, as defined in Note 4.

As of September 30, 2019 and December 31, 2018, the financing costs of $1,315,495 and $2,041,192 related to the Alpine Credit Facility has been capitalized and is being amortized over the respective terms, respectively. The following table shows additional information about the interest and financing costs related to the Alpine Credit Facility for the three and nine months ended September 30, 2019 and 2018:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
Interest expense related to the Alpine Credit Facility	$3,277,956	$3,181,772.8	$10,017,295	$9,071,488
Financing expenses related to the Alpine Credit Facility	244,557	244,557	725,697	725,697
Total Interest and financing expenses related to the Alpine Credit Facility	$3,522,513	$3,426,330	$10,742,992	$9,797,185

Weighted average outstanding debt balance of the Alpine Credit Facility	$240,000,000	$240,000,000	$240,000,000	$240,904,762
Weighted average interest rate of the Alpine Credit Facility (annualized)	5.3%	5.2%	5.5%	5.0%

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

The base management fee is calculated at an annual rate of 1.75% of the Company’s gross assets payable quarterly in arrears. For purposes of calculating the base management fee, the term “gross assets” includes any assets acquired with the proceeds of leverage. "Gross assets" also includes any cash collateral posted with respect to the TRS, adjusted for realized and unrealized appreciation. The base management fee is calculated based on the gross assets at the end of each completed calendar quarter. Base management fees for any partial quarter are appropriately pro-rated. For the three and nine months ended September 30, 2019, the Company recorded an expense for base management fees of $4,180,333 and $12,957,961, respectively. For the three and nine months ended September 30, 2018, the Company recorded an expense for base management fees of $4,681,915 and 14,520,226, respectively. As of September 30, 2019 and December 31, 2018, the Company recorded a base management fee payable of $4,180,333 and $4,491,234, respectively.

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

For the three and nine months ended September 30, 2019 and 2018, the Company recorded $176,061 and $446,703 of incentive fees. As of September 30, 2019 and December 31, 2018, the Company recorded no incentive fees payable.

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

For the three and nine months ended September 30, 2019 and 2018, the Company recorded no capital gains incentive fee. As of September 30, 2019 and December 31, 2018, the Company recorded no capital gains incentive fee payable.

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

Administration Agreement
On April 5, 2012, the Company entered into an administration agreement (the “Administration Agreement”) with Medley Capital LLC, pursuant to which Medley Capital LLC furnishes the Company with administrative services necessary to conduct its day-to-day operations. On February 28, 2013, Medley Capital LLC entered into a Sub-Administration Agreement with State Street Bank Global Fund Accounting and Custody to perform certain financial, accounting, administrative and other services on behalf of the Company. On April 4, 2019, the Company’s board of directors approved the renewal of the Administration Agreement for an additional one-year term at an in-person meeting. Medley Capital LLC is reimbursed for administrative expenses it incurs on the Company’s behalf in performing its obligations. Such costs are reasonably allocated to the Company on the basis of assets, revenues, time records or other reasonable methods. The Company does not reimburse Medley Capital LLC for any services for which it receives a separate fee or for rent, depreciation, utilities, capital equipment or other administrative items allocated to a controlling person of Medley Capital LLC. For the three and nine months ended September 30, 2019, the Company recorded administrator expenses of $998,134 and $2,156,557, respectively. For the three and nine months ended September 30, 2018, the Company recorded administrator expenses of $527,752 and $2,009,465, respectively. As of September 30, 2019 and December 31, 2018, the Company had administrator fees payable of $998,134 and $689,711, respectively.

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

Repayments of amounts paid by SIC Advisors to the Company under the Expense Support Agreement will be accrued as they become probable and estimable. The Company refers to Expense Support Reimbursements that are eligible for reimbursement to SIC Advisors by virtue of having satisfied the conditions described above as a “Crystalized Reimbursement.” As of September 30, 2019 and December 31, 2018, the Company did not record any Crystalized Reimbursements. As of September 30, 2019 and December 31, 2018, the total remaining amount eligible for reimbursement of the Company to SIC Advisors, net of Crystalized Reimbursements, was $0 and $16,228,913, respectively.

The following table provides information regarding liabilities incurred by SIC Advisors pursuant to the Expense Support Agreement as well as other information relating to the Company’s ability to reimburse SIC Advisors for such payments:

Quarter Ended	Amount of Expense Payment Obligation	Amount Repaid to SIC Advisors	Operating Expense Ratio(1)	Annualized Distribution Rate(2)	Eligible to be Repaid Through
March 31, 2015(3)	1,993,518	—	0.43%	8.00%	March 31, 2018
June 30, 2015(3)	2,148,462	—	0.31%	8.00%	June 30, 2018
September 30, 2015(3)	627,752	—	0.32%	8.25%	September 30, 2018
December 31, 2015(3)	3,974,895	—	0.40%	8.65%	December 31, 2018
March 31, 2016(3)	5,204,896	—	0.37%	8.89%	March 31, 2019
June 30, 2016(3)	5,634,390	—	0.29%	8.89%	June 30, 2019
September 30, 2016(3)	5,389,627	—	0.45%	8.84%	September 30, 2019

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

On July 29, 2019, the Company entered into the Amended MCC Merger Agreement, by and between MCC and the Company, pursuant to which MCC will, on the terms and subject to the conditions set forth in the Amended MCC Merger Agreement, merge with and into the Company, with the Company as the surviving company in the MCC Merger. In the MCC Merger, each share of MCC’s common stock, other than shares of MCC’s common stock held by MCC, the Company or their respective wholly owned subsidiaries, will be exchanged for the right to receive (i) 0.68 shares of the Company’s common stock if the Plaintiff Attorney Fees are less than or equal to $10,000,000, (ii) 0.66 shares of the Company’s common stock if the Plaintiff Attorney Fees are equal to or greater than $15,000,000, and (iii) between 0.68 and 0.66 per share of the Company’s common stock if the Plaintiff Attorney Fees are greater than $10,000,000 but less than $15,000,000, calculated on a descending basis, based on straight line interpolation between $10,000,000 and $15,000,000; provided that cash will be paid in lieu of fractional shares of the Company’s common stock issuable in the MCC Merger.

In addition, on July 29, 2019, the Company entered into the Amended MDLY Merger Agreement, by and among MDLY, the Company, and Merger Sub, pursuant to which MDLY will, on the terms and subject to the conditions set forth in the Amended MDLY Merger Agreement, merge with and into Merger Sub, with Merger Sub as the surviving company in the MDLY Merger. In the MDLY Merger, each share of MDLY Class A Common Stock, issued and outstanding immediately prior to the MDLY Merger effective time, other than the Excluded MDLY Shares and the Dissenting Shares (as defined in the Amended MDLY Merger Agreement), held, immediately prior to the MDLY Merger effective time, by any person other than a Medley LLC Unitholder, will be exchanged for (i) 0.2668 shares of the Company’s common stock; provided that cash will be paid in lieu of fractional shares of the Company’s common stock; plus (ii) cash in an amount equal to $2.96 per share. In addition, in the MDLY Merger, each share of MDLY Class A Common Stock issued and outstanding immediately prior to the MDLY Merger effective time, other than the Excluded MDLY Shares and the Dissenting Shares, held, immediately prior to the MDLY Merger effective time, by the Medley LLC Unitholders will be exchanged for (i) 0.2072 shares of the Company’s common stock; provided that cash will be paid in lieu of fractional shares of the Company’s common stock; plus (ii) cash in an amount equal to $2.66 per share.

As a result of the foregoing, the investment management function relating to the operation of the Combined Company will be internalized. Pursuant to the terms of the Amended MCC Merger Agreement, the consummation of the MCC Merger is conditioned upon the satisfaction or waiver of each of the conditions to closing under the Amended MDLY Merger Agreement and the consummation of the MDLY Merger. However, pursuant to the terms of the Amended MDLY Merger Agreement, the consummation of the MDLY Merger is not contingent upon the consummation of the MCC Merger. If the Mergers are, or only the MDLY Merger is consummated, the Company’s common stock will be listed on the New York Stock Exchange under the symbol "SRA, with such listing expected to be effective as of the closing date of the Mergers or only the MDLY Merger, as applicable. If the MCC Merger is also consummated, the Company’s common stock will be listed on the Tel Aviv Stock Exchange, with such listing expected to be effective as of the closing date of the Mergers.

Set forth below is a description of the Decision (as defined below), which should be read in the context of the impact that the Decision and corresponding Settlement (as defined below).

On February 11, 2019, a purported stockholder class action was commenced in the Delaware Court of Chancery by FrontFour Capital Group LLC and FrontFour Master Fund, Ltd. (together, “FrontFour”), captioned In re Medley Capital Corporation Stockholder Litigation, C.A. No. 2019-0100-KSJM, against defendants Brook Taube, Seth Taube, Jeff Tonkel, Mark Lerdal, Karin Hirtler-Garvey, John E. Mack, Arthur S. Ainsberg, MDLY, the Company, MCC, MCC Advisors LLC, Medley Group LLC, and Medley LLC. The complaint, as amended on February 12, 2019, alleged that the individuals named as defendants breached their fiduciary duties to MCC’s stockholders in connection with the MCC Merger, and that MDLY, the Company, MCC Advisors LLC, Medley Group LLC, and Medley LLC aided and abetted those alleged breaches of fiduciary duties. The complaint sought to enjoin the vote of MCC stockholders on the proposed merger and enjoin enforcement of certain provisions of the MCC Merger Agreement. The Court held a trial on the plaintiffs’ claims on March 6-7, 2019 and issued a Memorandum Opinion (the “Decision”) on March 11, 2019. The

Delaware Court of Chancery denied FrontFour’s requests to (i) permanently enjoin the MCC Merger and (ii) require MCC to conduct a “shopping process” for MCC on terms proposed by FrontFour in its complaint. The Court held that MCC’s directors breached their fiduciary duties in entering into the MCC Merger, but rejected FrontFour’s claim that the Company aided and abetted those breaches of fiduciary duties. The Court ordered the defendants to issue corrective disclosures consistent with the Decision, and enjoined a vote of MCC’s stockholders on the MCC Merger until such disclosures have been made and stockholders have had the opportunity to assimilate this information. On March 20, 2019, another purported stockholder class action was commenced by Stephen Altman against Brook Taube, Seth Taube, Jeff Tonkel, Arthur S. Ainsberg, Karin Hirtler-Garvey, Mark Lerdal, and John E. Mack in the Delaware Court of Chancery, captioned Altman v. Taube, Case No. 2019-0219 (the “Altman Action”). The complaint alleged that the defendants breached their fiduciary duties to stockholders of MCC in connection with the vote of MCC stockholders on the proposed mergers. On April 8, 2019, the Delaware Court of Chancery granted a stipulation consolidating the MCC Stockholder Action and the Altman Action, designating the amended complaint in the MCC Stockholder Action as the operative complaint, and designating the plaintiffs in the MCC Stockholder Action and their counsel the lead plaintiffs and lead plaintiffs’ counsel, respectively.

On April 15, 2019, certain parties reached agreement on the principal terms of a settlement of the MCC Stockholder Action, which were contained in a term sheet, dated April 15, 2019 (the “Settlement Term Sheet”). On July 29, 2019, MDLY entered into a Stipulation of Settlement (and, as amended, on August 8, 2019, the “Stipulation”) by and among MCC, Brook Taube, Seth Taube, Jeff Tonkel, Mark Lerdal, Karin Hirtler-Garvey, John E. Mack, Arthur S. Ainsberg, MDLY, MCC Advisors LLC, Medley LLC, and Medley Group LLC (the “Medley Parties”), on the one hand, and FrontFour, on behalf of itself and a class of similarly situated stockholders of MCC, on the other hand, in connection with the MCC Stockholder Action.

The Stipulation provides for the settlement of all claims brought against the Medley Parties in the MCC Stockholder Action. Under the Stipulation, MCC agreed to seek to obtain the agreement and/or consent of the Company to effect certain amendments to (i) the MCC Merger Agreement and (ii) the MDLY Merger Agreement (together with the MCC Merger Agreement, the “Merger Agreements”), which have been reflected in the revised Merger Agreements annexed to the Stipulation. The Stipulation also provides for, if the MCC Merger is consummated, the creation of a settlement fund, consisting of $17 million in cash and $30 million of the Company’s stock, with the number of shares of the Company’s stock to be calculated using the pro forma NAV reported in the future proxy supplement describing the amendments to the MCC Merger Agreement, which will be distributed to eligible members of the Settlement Class (as defined in the Stipulation). Under the Stipulation, MDLY also consented to certain actions, including consenting to certain amendments to the Merger Agreements That have been reflected in the revised Merger Agreements annexed to the Stipulation. In addition, in connection with the Stipulation, on July 29, 2019, MCC entered into a Governance Agreement with FrontFour Capital Group LLC, FrontFour Master Fund, Ltd., FrontFour Capital Corp., FrontFour Opportunity Fund, David A. Lorber, Stephen E. Loukas and Zachary R. George, pursuant to which, among other matters, FrontFour is subject to customary standstill restrictions and required to vote in favor of the MCC Merger at a meeting of stockholders to approve the Amended MCC Merger Agreement.

The Stipulation also provides for mutual releases between and among FrontFour and the Settlement Class, on the one hand, and the Medley Parties, on the other hand, of all claims that were or could have been asserted in the MCC Stockholder Action. The Medley Parties will also release all claims arising out of or relating to the prosecution and settlement of the MCC Stockholder Action and all claims that were or could have been asserted (other than claims against the Highland Parties, as defined in the Stipulation) in the litigation pending in the United States District Court for the Southern District of New York captioned Medley Capital Corporation v. FrontFour Capital Group LLC, et al., No. 1:19-cv-02055-LTS (S.D.N.Y.) (the “Federal Action”), and FrontFour and the Settlement Class will release all claims arising out of or relating to the prosecution and settlement of the Federal Action.

The Stipulation further provides that MCC and FrontFour shall work together in good faith to agree to supplemental disclosures relating to the transactions contemplated by the Merger Agreements consistent with the Decision.

The Stipulation is subject to the approval of the Delaware Court of Chancery. On September 26, 2019, FrontFour filed a motion seeking an order approving the Stipulation, and also moved for the Delaware Court of Chancery to award plaintiffs’ counsel attorneys’ fees in the amount of $22 million and expenses in the amount of $420,334.97 (the “Fee Application”). The Delaware Court of Chancery held a hearing to consider the Stipulation and the Fee Application on October 24, 2019. The parties submitted supplemental briefing with respect to the Stipulation on October 31, 2019. To date, the Delaware Court of Chancery has not issued a decision with respect to approval of the Stipulation or the Fee Application.

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

Opportunities for co-investments may arise when SIC Advisors or an affiliated adviser becomes aware of investment opportunities that may be appropriate for the Company and other clients or affiliated funds. The Company obtained an exemptive order from the SEC on November 25, 2013 (the “Prior Exemptive Order”). On March 29, 2017, the Company, SIC Advisors and certain other affiliated funds and investment advisers received an exemptive order (the "Exemptive Order") that supersedes the Prior Exemptive Order and allows affiliated registered investment companies to participate in co-investment transactions with us that would otherwise have been prohibited under Section 17(d) and 57(a)(4) and Rule 17d-1. On October 4, 2017, the Company, SIC Advisors and certain of our affiliates received an exemptive order that supersedes the Exemptive Order (the “Current Exemptive Order”) and allows, in addition to the entities already covered by the Exemptive Order, Medley LLC and its subsidiary, Medley Capital LLC, to the extent they hold financial assets in a principal capacity, and any direct or indirect, wholly- or majority-owned subsidiary of Medley LLC that is formed in the future, to participate in co-investment transactions with us that would otherwise be prohibited by either or both of Sections 17(d) and 57(a)(4) of the 1940 Act. If the Mergers are successfully consummated, the Company and certain of its affiliates will not be able to rely on the Current Exemptive Order. In this regard, on November 19, 2018, the Company and certain of its affiliates submitted an exemptive application to the SEC for an exemptive order that would supersede the Current Exemptive Order (the “Superseding Exemptive Order”) and would permit the Company to participate in negotiated co-investment transactions with certain affiliates that would otherwise be prohibited by either or both of Sections 17(d) and 57(a)(4) of the 1940 Act. There can be no assurance if and when the Company will receive the Superseding Exemptive Order. The terms of the Superseding Exemptive Order, if received, would be substantially similar to the Current Exemptive Order. Co-investment under the Superseding Exemptive Order is subject to certain conditions therein, including the condition that, in the case of each co-investment transaction, the board of directors determines that it would be in the Company’s best interest to participate in the transaction. The Current Exemptive Order will remain in effect unless and until the Mergers are completed and the Superseding Exemptive Order is granted by the SEC. However, neither we nor the affiliated funds are obligated to invest or co-invest when investment opportunities are referred to us or them. Please see the footnotes to the consolidated schedule of investments as of September 30, 2019 and December 31, 2018 for disclosures regarding securities also held by affiliated funds.

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

For the three and nine months ended September 30, 2019 and 2018, the Company recorded directors' fees expenses in General and Administrative expenses on the consolidated statement of operations of $246,750 and $783,750 and $258,750 and $719,169, respectively.

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

The following table sets forth the computation of the weighted average basic and diluted net increase in net assets per share from operations for the three and nine months ended September 30, 2019 and 2018:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
Net increase/(decrease) in net assets from operations	$(18,812,388)	$(5,706,104)	$(20,953,094)	$(12,046,454)
Weighted average common shares outstanding	101,035,420	97,047,494	100,116,493	97,142,433
Weighted average basic and diluted earnings per common share	$(0.19)	$(0.06)	$(0.21)	$(0.12)

Note 11. Commitments
As of September 30, 2019 and December 31, 2018, the Company had $26,758,742 and $49,555,687, respectively, of unfunded commitments under loan and financing agreements. These amounts are primarily composed of commitments for senior secured term loans, revolvers, and additional capital contributions for the Sierra JV. The unrealized gain or loss associated with unfunded commitments is recorded in the financial statements and reflected as an adjustment to the valuation of the related security in the Consolidated Schedule of Investments. The par amount of the unfunded commitments are not recognized by the Company until the commitment is funded.

	As of
	September 30, 2019	December 31, 2018
1888 Industrial Services, LLC	$—	$566,007
AAAHI Acquisition Corporation	1,586,982	1,597,633
Access Media Holdings, LLC	88,200	88,200
Alpine SG, LLC	1,000,000	1,000,000
Barry's Bootcamp Holdings, LLC	—	3,668,571
Black Angus Steakhouses, LLC	2,232,143	4,352,679
Central States Dermatology Services, LLC	—	314,351
Charming Charlie LLC	1,217,448	2,252,279
DataOnline Corp.	1,180,000	1,180,000
Dynamic Energy Services International LLC	1,713,104	1,753,323
Isola USA Corp.	1,138,277	1,138,277
Kemmerer Operations, Inc.	908,475	—
Manna Pro Products, LLC	—	325,000
Offen, Inc.	1,061,947	—
Path Medical, LLC	—	393,600
PT Network, LLC	—	4,437,433
Redwood Services Group, LLC	1,437,500	1,725,000
RMS Holding Company, LLC	—	264,454
SavATree, LLC	—	158,889
SFP Holding, Inc.	2,150,000	2,863,985
Sierra Senior Loan Strategy JV I LLC	4,200,000	4,200,000
Simplified Logistics, LLC	5,000,000	5,000,000
Smile Doctors LLC	1,844,666	4,305,655
Elite Comfort Solutions LLC	—	2,499,293
SRS Software, LLC	—	5,000,000
TwentyEighty, Inc.	—	471,058
Total Commitments	$26,758,742	$49,555,687

Note 12. Fee Income

Fee income consists of origination fees, amendment fees, prepayment fees, administrative agent fees and other miscellaneous fees. Origination fees, prepayment fees, amendment fees, and other similar fees are non-recurring fee sources. Such fees are received on a transaction by transaction basis and do not constitute a regular stream of income. The following table shows the Company’s fee income for the three and nine months ended September 30, 2019 and 2018:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
Origination fees	$4,703	$1,199,833	$52,793	$2,278,772
Prepayment fees	192,215	—	2,704,751	329,104
Amendment fees	110,580	122,414	420,435	231,803
Administrative agent fees	24,337	54,529	82,927	118,135
Other fees	7,786	12,018	8,601	23,121
Fee income	$339,621	$1,388,794	$3,269,507	$2,980,935

Note 13. Distributions and Share Repurchase Program Distributions
Distributions to common stockholders are recorded on the ex-dividend date. The amount to be paid out as a distribution is determined by the Company’s board of directors.

The Company has adopted an “opt in” distribution reinvestment plan (“DRIP”) pursuant to which the Company’s common stockholders may elect to have the full amount of any cash distributions reinvested in additional shares of the Company’s common stock. On June 30, 2017, the Board approved an amendment to the DRIP, pursuant to which the number of newly-issued shares of the Company’s common stock to be issued to a participating stockholder shall be determined by dividing the total dollar amount of the distribution payable to such stockholder by a price equal to 94.5%, rather than 90%, of the Company’s then current offering price. The Company amended the DRIP as a result of the Company’s revised fee structure, which went into effect on June 16, 2017. Under the Company’s revised fee structure the upfront selling commission was reduced from 7.00% of gross proceeds to up to 3.00% of gross proceeds and the dealer manager fee was reduced from 2.75% of gross proceeds to up to 2.50% of gross proceeds. If the Company declares a cash dividend or other distribution, each stockholder that has “opted in” to the DRIP will have their distributions automatically reinvested in additional shares of the Company’s common stock rather than receiving cash distributions. Stockholders who receive distributions in the form of shares of common stock will be subject to the same federal, state and local tax consequences as if they received cash distributions. For the nine months ended September 30, 2019, the Company distributed a total of $47,902,108, of which $29,596,806 was in cash and $18,305,302 was in the form of common stock associated with the DRIP. For the nine months ended September 30, 2018, the Company distributed a total of $46,592,535, of which $27,043,560, was in cash and $19,548,975 was in the form of common stock associated with the DRIP.

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

The Company’s previous distributions to stockholders may have been funded from temporary Expense Support Reimbursements that may be subject to repayment to SIC Advisors. The portion of these distributions derived from temporary Expense Support Reimbursements were not based on the Company's investment performance and may not continue in the future. If SIC Advisors had not agreed to make Expense Support Reimbursements, these distributions would have come from paid-in-capital. The repayments of eligible reimbursements owed to SIC Advisors will reduce the future distributions to which stockholders would otherwise be entitled. The Expense Support Agreement expired on December 31, 2016. The Company's contingent obligation to repay eligible reimbursements to SIC Advisors expired on September 30, 2019. See Note 7 for more information.

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
In the event of the death or disability of a stockholder, the Company will repurchase the shares held by such stockholder at a price equal to the NAV per share of our shares as disclosed in the periodic report the Company files with the SEC immediately following the date of the death or disability of such stockholder. The Company's board of directors has the right to suspend or terminate repurchases due to death or disability to the extent that it determines that it is in the Company's best interest to do so. In connection with the Mergers, the Company suspended repurchases due to death or disability. During the three and nine months ended September 30, 2019, the Company repurchased 144,356 and 144,356, respectively, of certain shareholders due to death or disability. During the three and nine months ended September 30, 2018, the Company repurchased 168,845 and 263,737 shares, respectively, of certain shareholders due to death or disability.

Note 14. Financial Highlights
The following is a schedule of financial highlights of the Company for the nine months ended September 30, 2019 and 2018:

	2019	2018
Per Share Data:(1)
Net asset value at beginning of period	$6.72	$7.66
Net investment income	0.26	0.37
Net realized gains/(losses) on investments and total return swap	(0.35)	(0.51)
Net unrealized appreciation/(depreciation) on investments and total return swap	(0.12)	0.01
Net increase/(decrease) in net assets	$(0.21)	$(0.13)
Distributions from return of capital	—	—
Distributions declared from net investment income(2)	(0.48)	(0.48)
Distributions from net realized capital gains	—	—
Total distributions to shareholders	$(0.48)	$(0.48)
Issuance of common shares above net asset value(3)	—	—
Net asset value at end of period	$6.03	$7.05
Total return based on net asset value(4)(5)	(3.11)%	(1.73)%
Portfolio turnover rate(5)	22.82%	18.12%
Shares outstanding at end of period	101,330,757	97,546,600
Net assets at end of period	$610,610,747	$687,862,214
Ratio/Supplemental Data (annualized):
Ratio of net investment income to average net assets	5.45%	6.75%
Ratio of net expenses (including incentive fees) to average net assets	7.54%	7.03%
Ratio of incentive fees to average net assets (5)	0.03%	0.06%
Supplemental Data (annualized):
Asset coverage ratio per unit(6)	$2,861	$2,407
Percentage of non-recurring fee income(7)	6.76%	5.19%
Ratio of net expenses (excluding incentive fees) to average net assets	7.52%	6.96%
Ratio of interest and financing related expenses to average net assets	3.25%	2.96%
Total Debt Outstanding:(8)(9)
Revolving Credit Facility	$328,100,000	$370,000,000
Total Return Swap(10)	$—	$126,316,942

(1)	The per share data was derived by using the weighted average shares outstanding during the nine months ended September 30, 2019 and 2018, which were 100,116,493 and 97,142,433 respectively.

(2)	The per share data for distributions is the actual amount of paid distributions per share during the period.

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

(6)
Asset coverage per unit is the ratio of the carrying value of the Company's total consolidated assets for regulatory purposes, which includes the underlying fair value of net TRS, less all liabilities and indebtedness not represented by senior securities to the aggregate amount of Senior Securities representing indebtedness and the implied leverage on the TRS. Asset coverage per unit is expressed in terms of dollars per $1,000 of indebtedness. As of September 30, 2019 and 2018, the Company's Asset Coverage Per Unit including unfunded commitments was $2,645 and $2,119, respectively.

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

Note 15. Subsequent Events
Management has evaluated subsequent events through the date of issuance of the consolidated financial statements included herein. There have been no subsequent events that occurred during such period that would require disclosure in this Form 10-Q or would be required to be recognized in the consolidated financial statements as of and for the nine months ended September 30, 2019, except as disclosed below.

On October 29, 2019, our board of directors declared a series of monthly distributions for October, November and December 2019 in the amount of $0.05334 per share. Stockholders of record as of each respective monthly record date will be entitled to receive the distribution. Below are the details for each respective distribution:

Record Date	Payment Date	Amount per share
October 30, 2019	October 31, 2019	$0.05334
November 28, 2019	November 29, 2019	0.05334
December 30, 2019	December 31, 2019	0.05334

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

Agreements and Plan of Mergers
On August 9, 2018, the Company entered into definitive agreements to acquire Medley Capital Corporation (NYSE/TASE: MCC, MCC) and Medley Management Inc. (NYSE:MDLY, "MDLY"). Pursuant to the Agreement and Plan of Merger, dated as of August 9, 2018, by and between MCC and the Company (the "MCC Merger Agreement"), MCC would, on the terms and subject to the conditions set forth in the MCC Merger Agreement, merge with and into the Company, with the Company as the surviving company (the "Combined Company") in the merger (the "MCC Merger"). Under the MCC Merger, each share of MCC’s common stock issued and outstanding immediately prior to the MCC Merger effective time, other than shares of MCC’s common stock held by MCC, the Company or their respective wholly owned subsidiaries, would be converted into the right to receive 0.8050 shares of the Company’s common stock.

Simultaneously, pursuant to the Agreement and Plan of Merger (the "MDLY Merger Agreement" together with the MCC Merger Agreement, the “Merger Agreements”), dated as of August 9, 2018, by and among MDLY, the Company, and Sierra Management, Inc., a wholly owned subsidiary of the Company ("Merger Sub"), MDLY would, on the terms and subject to the conditions set forth in the MDLY Merger Agreement, merge with and into Merger Sub, with Merger Sub as the surviving company in the Merger (the MDLY Merger together with the MCC Merger, the "Mergers"), and MDLY’s existing asset management business would continue to operate as a wholly owned subsidiary of the Combined Company. In the MDLY Merger, each share of MDLY Class A common stock, issued and outstanding immediately prior to the MDLY Merger effective time, other than Dissenting Shares (as defined in the MDLY Merger Agreement) and shares of MDLY Class A common stock held by MDLY, the Company or their respective wholly owned subsidiaries, would be converted into the right to receive (i) 0.3836 shares of our common stock; plus (ii) cash in an amount equal to $3.44 per share. In addition, MDLY's stockholders would have the right to receive certain dividends and/or other payments.

On July 29, 2019, the Company entered into amended and restated definitive agreements with MCC and MDLY. Pursuant to the Amended and Restated Agreement and Plan of Merger, dated as of July 29, 2019 (the “Amended MCC Merger Agreement”), by and between MCC and the Company, pursuant to which MCC will, on the terms and subject to the conditions set forth in the Amended MCC Merger Agreement, merge with and into the Company, with the Company as the surviving company in the MCC Merger. In the MCC Merger, each share of MCC’s common stock, other than shares of MCC’s common stock held by MCC, the Company or their respective wholly owned subsidiaries, will be exchanged for the right to receive (i) 0.68 shares of the Company’s common stock if the attorneys’ fees of plaintiffs’ counsel and litigation expenses paid or incurred by plaintiffs’ counsel or advanced by plaintiffs in connection with the consolidated actions pending in the Court of Chancery of the State of Delaware (the “Delaware Court of Chancery”) under caption of In re Medley Capital Corporation Stockholder Litigation, C.A. No. 2019-0100-KSJM (the “MCC Stockholder Action” and such fees and expenses, the “Plaintiff Attorney Fees”) are less than or equal to $10,000,000, (ii) 0.66 shares of the Company’s common stock if the Plaintiff Attorney Fees are equal to or greater than $15,000,000, and (iii) between 0.68 and 0.66 per share of the Company’s common stock if the Plaintiff Attorney Fees are greater than $10,000,000 but less than $15,000,000, calculated on a descending basis, based on straight line interpolation between $10,000,000 and $15,000,000; provided that cash will be paid in lieu of fractional shares of the Company’s common stock issuable in the MCC Merger.

Pursuant to the Amended and Restated Agreement and Plan of Merger, dated as of July 29, 2019 (the “Amended MDLY Merger Agreement”), by and among MDLY, the Company, and Merger Sub, pursuant to which MDLY will, on the terms and subject to the conditions set forth in the Amended MDLY Merger Agreement, merge with and into Merger Sub, with Merger Sub as the surviving company in the MDLY Merger. In the MDLY Merger, each share of MDLY Class A Common Stock, issued and outstanding immediately prior to the MDLY Merger effective time, other than shares of MDLY Class A Common Stock held by MDLY, the Company or their respective wholly owned subsidiaries (the “Excluded MDLY Shares”) and the Dissenting Shares (as defined in the Amended MDLY Merger Agreement), held, immediately prior to the MDLY Merger effective time, by any person other than a Medley LLC Unitholder (as defined below), will be exchanged for (i) 0.2668 shares of the Company’s common stock; provided that cash will be paid in lieu of fractional shares of the Company’s common stock; plus (ii) cash in an amount equal to $2.96 per share. In addition, in the MDLY Merger, each share of MDLY Class A Common Stock issued and outstanding immediately prior to the MDLY Merger effective time, other than the Excluded MDLY Shares and the Dissenting Shares, held, immediately prior to the MDLY Merger effective time, by holders of the issued and outstanding limited liability company interests of Medley LLC (the “Medley LLC Units” and, holders of the Medley LLC Units at any time on or after July 29, 2019, the “Medley LLC Unitholders”) will be exchanged for (i) 0.2072 shares of the Company’s common stock; provided that cash will be paid in lieu of fractional shares of the Company’s common stock; plus (ii) cash in an amount equal to $2.66 per share.

As a result of the foregoing, the investment management function relating to the operation of the Combined Company will be internalized. Pursuant to the terms of the Amended MCC Merger Agreement, the consummation of the MCC Merger is conditioned upon the satisfaction or waiver of each of the conditions to closing under the Amended MDLY Merger Agreement and the consummation of the MDLY Merger. However, pursuant to the terms of the Amended MDLY Merger Agreement, the consummation of the MDLY Merger is not contingent upon the consummation of the MCC Merger. If the Mergers are, or only the MDLY Merger is consummated, the Company’s common stock will be listed on the New York Stock Exchange under the symbol "SRA, with such listing expected to be effective as of the closing date of the Mergers or only the MDLY Merger, as applicable. If the MCC Merger is also consummated, the Company’s common stock will be listed on the Tel Aviv Stock Exchange, with such listing expected to be effective as of the closing date of the Mergers.

Set forth below is a description of the Decision (as defined below), which should be read in the context of the impact that the Decision and corresponding Settlement Term Sheet (as defined below) may have on the Company with respect to any potential amendment to the Merger Agreements.

Set forth below is a description of the Decision (as defined below), which should be read in the context of the impact that the Decision and corresponding Settlement (as defined below).

On February 11, 2019, a purported stockholder class action was commenced in the Delaware Court of Chancery by FrontFour Capital Group LLC and FrontFour Master Fund, Ltd. (together, “FrontFour”), captioned In re Medley Capital Corporation Stockholder Litigation, C.A. No. 2019-0100-KSJM, against defendants Brook Taube, Seth Taube, Jeff Tonkel, Mark Lerdal, Karin Hirtler-Garvey, John E. Mack, Arthur S. Ainsberg, MDLY, the Company, MCC, MCC Advisors LLC, Medley Group LLC, and Medley LLC. The complaint, as amended on February 12, 2019, alleged that the individuals named as defendants breached their fiduciary duties to MCC’s stockholders in connection with the MCC Merger, and that MDLY, the Company, MCC Advisors LLC, Medley Group LLC, and Medley LLC aided and abetted those alleged breaches of fiduciary duties. The complaint sought to enjoin the vote of MCC stockholders on the proposed merger and enjoin enforcement of certain provisions of the MCC Merger Agreement. The Court held a trial on the plaintiffs’ claims on March 6-7, 2019 and issued a Memorandum Opinion (the “Decision”) on March 11, 2019. The Delaware Court of Chancery denied FrontFour’s requests to (i) permanently enjoin the MCC Merger and (ii) require MCC to conduct a “shopping process” for MCC on terms proposed by FrontFour in its complaint. The Court held that MCC’s directors breached their fiduciary duties in entering into the MCC Merger, but rejected FrontFour’s claim that the Company aided and abetted those breaches of fiduciary duties. The Court ordered the defendants to issue corrective disclosures consistent with the Decision, and enjoined a vote of MCC’s stockholders on the MCC Merger until such disclosures have been made and stockholders have had the opportunity to assimilate this information. On March 20, 2019, another purported stockholder class action was commenced by Stephen Altman against Brook Taube, Seth Taube, Jeff Tonkel, Arthur S. Ainsberg, Karin Hirtler-Garvey, Mark Lerdal, and John E. Mack in the Delaware Court of Chancery, captioned Altman v. Taube, Case No. 2019-0219 (the “Altman Action”). The complaint alleged that the defendants breached their fiduciary duties to stockholders of MCC in connection with the vote of MCC stockholders on the proposed mergers. On April 8, 2019, the Delaware Court of Chancery granted a stipulation consolidating the MCC Stockholder Action and the Altman Action, designating the amended complaint in the MCC Stockholder Action as the operative complaint, and designating the plaintiffs in the MCC Stockholder Action and their counsel the lead plaintiffs and lead plaintiffs’ counsel, respectively.

On April 15, 2019, certain parties reached agreement on the principal terms of a settlement of the MCC Stockholder Action, which were contained in a term sheet, dated April 15, 2019 (the “Settlement Term Sheet”). On July 29, 2019, MDLY entered into a Stipulation of Settlement (and, as amended, on August 8, 2019, the “Stipulation”) by and among MCC, Brook Taube, Seth Taube, Jeff Tonkel, Mark Lerdal, Karin Hirtler-Garvey, John E. Mack, Arthur S. Ainsberg, MDLY, MCC Advisors LLC, Medley LLC, and Medley Group LLC (the “Medley Parties”), on the one hand, and FrontFour, on behalf of itself and a class of similarly situated stockholders of MCC, on the other hand, in connection with the MCC Stockholder Action.

The Stipulation provides for the settlement of all claims brought against the Medley Parties in the MCC Stockholder Action. Under the Stipulation, MCC agreed to seek to obtain the agreement and/or consent of the Company to effect certain amendments to (i) the MCC Merger Agreement and (ii) the MDLY Merger Agreement (together with the MCC Merger Agreement, the “Merger Agreements”), which have been reflected in the revised Merger Agreements annexed to the Stipulation. The Stipulation also provides for, if the MCC Merger is consummated, the creation of a settlement fund, consisting of $17 million in cash and $30 million of the Company’s stock, with the number of shares of the Company’s stock to be calculated using the pro forma NAV reported in the future proxy supplement describing the amendments to the MCC Merger Agreement, which will be distributed to eligible members of the Settlement Class (as defined in the Stipulation). Under the Stipulation, MDLY also consented to certain actions, including consenting to certain amendments to the Merger Agreements That have been reflected in the revised Merger Agreements annexed to the Stipulation. In addition, in connection with the Stipulation, on July 29, 2019, MCC entered into a Governance Agreement with FrontFour Capital Group LLC, FrontFour Master Fund, Ltd., FrontFour Capital Corp., FrontFour Opportunity Fund, David A. Lorber, Stephen E. Loukas and Zachary R. George, pursuant to which, among other matters, FrontFour is subject to customary standstill restrictions and required to vote in favor of the MCC Merger at a meeting of stockholders to approve the Amended MCC Merger Agreement.

The Stipulation also provides for mutual releases between and among FrontFour and the Settlement Class, on the one hand, and the Medley Parties, on the other hand, of all claims that were or could have been asserted in the MCC Stockholder Action. The Medley Parties will also release all claims arising out of or relating to the prosecution and settlement of the MCC Stockholder Action and all claims that were or could have been asserted (other than claims against the Highland Parties, as defined in the Stipulation) in the litigation pending in the United States District Court for the Southern District of New York captioned Medley Capital Corporation v. FrontFour Capital Group LLC, et al., No. 1:19-cv-02055-LTS (S.D.N.Y.) (the “Federal Action”), and FrontFour and the Settlement Class will release all claims arising out of or relating to the prosecution and settlement of the Federal Action.

The Stipulation further provides that MCC and FrontFour shall work together in good faith to agree to supplemental disclosures relating to the transactions contemplated by the Merger Agreements consistent with the Decision.

The Stipulation is subject to the approval of the Delaware Court of Chancery. On September 26, 2019, FrontFour filed a motion seeking an order approving the Stipulation, and also moved for the Delaware Court of Chancery to award plaintiffs’ counsel attorneys’ fees in the amount of $22 million and expenses in the amount of $420,334.97 (the “Fee Application”). The Delaware Court of Chancery held a hearing to consider the Stipulation and the Fee Application on October 24, 2019. The parties submitted supplemental briefing with respect to the Stipulation on October 31, 2019. To date, the Delaware Court of Chancery has not issued a decision with respect to approval of the Stipulation or the Fee Application.

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

Portfolio and Investment Activity
The following table shows the amortized cost and the fair value of our investment portfolio as of September 30, 2019:

	Amortized Cost	Percentage	Fair Value	Percentage
Senior secured first lien term loans	$419,330,178	50.1%	$365,464,032	49.5%
Senior secured second lien term loans	158,038,539	18.8	142,716,810	19.4
Senior secured first lien notes	15,965,000	1.9	15,095,000	2.0
Subordinated notes	72,058,258	8.6	62,478,039	8.5
Sierra Senior Loan Strategy JV I LLC	92,050,000	11.0	73,409,359	10.0
Equity/warrants	80,168,137	9.6	77,787,417	10.6
Total	$837,610,112	100.0%	$736,950,657	100.0%

As of September 30, 2019, our income-bearing investment portfolio, which represented 90.3% of our total portfolio, had a weighted average yield based upon the cost of our investment portfolio of 9.4%, and 4.7% of our income-bearing portfolio bore interest based on fixed rates, while 95.3% of our income-bearing portfolio bore interest at floating rates, such as LIBOR.

For the three months ended September 30, 2019, we invested $22.5 million of principal in directly originated transactions across eight portfolio companies and $7 million of principal in syndicated transactions across one portfolio companies. As of September 30, 2019, the investment portfolio was comprised of $703.6 million of principal in directly originated transactions across 68 portfolio companies and $128.3 million of principal in syndicated transactions across 23 portfolio companies.

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

The following table shows weighted average current yield to maturity, including the yield of cash collateral on the TRS, based on fair value as of September 30, 2019 and December 31, 2018:

	September 30, 2019		December 31, 2018
	Percentage of Total Investments	Weighted Average Current Yield for Total Investments(1)	Percentage of Total Investments	Weighted Average Current Yield for Total Investments(1)
Senior secured first lien term loans	49.5%	10.6%	50.5%	10.3%
Senior secured second lien term loans	19.4	12.5	17.8	13.3
Senior secured first lien notes	2.0	14.9	3.7	13.3
Subordinated notes	8.5	10.3	7.0	7.2
Sierra Senior Loan Strategy JV I LLC	10.0	9.7	8.7	9.7
Equity/warrants	10.6	9.7	12.3	12.2
Total	100.0%	11.0%	100.0%	10.8%

(1)	The weighted average current yield for total investments does not represent the total return to our stockholders.
The following table shows the portfolio composition by industry classification based on fair value as of September 30, 2019:

Industry Classification	Investments at Fair Value	Percentage of Total Portfolio
Multi-Sector Holdings	$134,674,308	18.3%
Services: Business	101,604,649	13.8%
High Tech Industries	88,034,986	11.9%
Healthcare & Pharmaceuticals	56,763,857	7.7%
Banking, Finance, Insurance & Real Estate	49,008,235	6.7%
Construction & Building	41,879,474	5.7%
Aerospace & Defense	34,492,144	4.7%
Wholesale	28,872,478	3.9%
Automotive	24,397,660	3.3%
Consumer Goods: Durable	24,283,577	3.3%
Hotel, Gaming & Leisure	21,310,730	2.9%
Capital Equipment	17,221,868	2.3%
Containers, Packaging & Glass	15,788,747	2.1%
Services: Consumer	15,575,000	2.1%
Transportation: Cargo	13,754,049	1.9%
Chemicals, Plastics & Rubber	10,979,042	1.5%
Media: Diversified & Production	10,524,291	1.4%
Energy: Oil & Gas	10,300,082	1.4%
Forest Products & Paper	7,073,932	1.0%
Transportation: Consumer	6,833,805	0.9%
Environmental Industries	6,425,492	0.9%
Media: Advertising, Printing & Publishing	5,116,715	0.7%
Consumer Goods: Non-durable	4,682,197	0.6%
Metals & Mining	3,467,115	0.5%
Media: Broadcasting & Subscription	2,195,453	0.3%
Retail	1,690,771	0.2%
Total	$736,950,657	100.0%

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

The following table shows the distribution of our investment portfolio, not including cash and cash equivalents, on the 1 to 5 investment credit rating scale at fair value as of September 30, 2019 and December 31, 2018:

	September 30, 2019		December 31, 2018
Investment Credit Rating	Investments at Fair Value	Percentage	Investments at Fair Value	Percentage
1	$83,983,465	11.4%	$36,018,931	3.9%
2	459,337,681	62.3	701,419,815	75.9
3	161,030,106	21.9	140,325,008	15.2
4	24,494,358	3.3	3,597,528	0.4
5	8,105,047	1.1	42,119,480	4.6
Total	$736,950,657	100.0%	$923,480,762	100.0%
Results of Operations
The following table shows operating results for the three and nine months ended September 30, 2019 and 2018:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
Total investment income	$18,160,825	$24,477,122	$62,977,848	$73,728,045
Total expenses	12,403,239	12,119,753	36,566,041	37,695,619
Net investment income	5,757,586	12,357,369	26,411,807	36,032,426
Net realized gain/(loss) from investments and total return swap	(19,721,169)	(18,244,576)	(34,973,608)	(49,080,881)
Net change in unrealized appreciation/(depreciation) on investments and total return swap	(4,405,963)	562,829	(11,948,451)	1,305,449
Change in provision for deferred taxes on unrealized gain on investments	(442,842)	(381,726)	(442,842)	(303,448)
Net increase/(decrease) in net assets resulting from operations	$(18,812,388)	$(5,706,104)	$(20,953,094)	$(12,046,454)

Investment Income
Total investment income decreased $6,316,297, or 25.8%, to $18,160,825 for the three months ended September 30, 2019, compared to $24,477,122 for the three months ended September 30, 2018. Total investment income consisted primarily of portfolio interest and dividends, which decreased $5,565,308, or 24.2%, to $17,409,350 for the three months ended September 30, 2019, compared to $22,974,658 for the three months ended September 30, 2018. This decrease was primarily due to a decrease in the size of the underlying portfolio due to our reduced leverage utilization. Fee income decreased $1,049,173, or 75.5%, to $339,621 for the three months ended September 30, 2019, compared to $1,388,794 for the three months ended September 30, 2018, primarily due to an decrease in fees associated with loan originations and loan prepayments.

Total investment income decreased $10,750,197, or 14.6%, to $62,977,848 for the nine months ended September 30, 2019, compared to $73,728,045 for the nine months ended September 30, 2018. Total investment income consisted primarily of portfolio interest and dividends, which decreased $11,892,846, or 16.9%, to $58,662,441 for the nine months ended September 30, 2019, compared to $70,555,287 for the nine months ended September 30, 2018. This decrease was primarily due to a decrease in the size of the underlying portfolio due to our reduced leverage utilization. Fee income increased $288,572, or 9.7%, to $3,269,507 for the nine months ended September 30, 2019, compared to $2,980,935 for the nine months ended September 30, 2018, primarily due to an increase in fees associated with loan originations and loan prepayments.
Operating Expenses
The following table shows operating expenses for the three and nine months ended September 30, 2019 and 2018 :

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
Base management fees	$4,180,333	$4,681,915	$12,957,961	$14,520,226
Interest and financing expenses	5,078,781	5,453,365	15,744,248	15,845,574
Incentive fees	176,061	446,703	176,061	446,703
General and administrative expenses	1,556,514	1,053,799	4,076,507	3,695,757
Administrator expenses	998,134	527,752	2,156,557	2,009,465
Offering costs	6,322	(655,352)	42,158	(184,366)
Professional fees	407,094	611,571	1,412,549	1,362,260
Total expenses	$12,403,239	$12,119,753	$36,566,041	$37,695,619

Total expenses increased $283,486, or 2.3%, to $12,403,239 for the three months ended September 30, 2019, as compared to $12,119,753 for the three months ended September 30, 2018, primarily due to an increase in general and administrative expenses and administrator expenses. Total expenses decreased $1,129,578, or 3.0%, to $36,566,041 for the nine months ended September 30, 2019, as compared to $37,695,619 for the nine months ended September 30, 2018, primarily due to a decrease in base management fees.

Base management fees decreased $501,582, or 10.7%, to $4,180,333 for the three months ended September 30, 2019, as compared to $4,681,915 for the three months ended September 30, 2018, primarily due to a decrease in our gross assets. Base management fees decreased $1,562,265, or 10.8%, to $12,957,961 for the nine months ended September 30, 2019, as compared to $14,520,226 for the nine months ended September 30, 2018, primarily due to a decrease in our gross assets.

Interest and financing expenses decreased $374,584, or 6.9%, to $5,078,781 for the three months ended September 30, 2019, as compared to $5,453,365 for the three months ended September 30, 2018, primarily due to a decrease in the average outstanding balance of our credit facilities. Interest and financing expenses decreased $101,326, or 0.6%, to $15,744,248 for the nine months ended September 30, 2019, as compared to $15,845,574 for the nine months ended September 30, 2018, primarily due to a decrease in the average outstanding balance of our credit facilities.

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

Net Realized Gains/Losses on Investments
We measure realized gains or losses by the difference between the net proceeds from the disposition and the amortized cost basis of an investment, without regard to unrealized gains or losses previously recognized. For the three and nine months ended September 30, 2019, we recognized net realized loss on investments of $19,721,169 and net realized loss on investments of $34,973,608, respectively, primarily due to certain non-cash restructuring transactions and the wind-down of our TRS facility. For the three and nine months ended September 30, 2018, we recognized net realized loss on investments of $18,244,576 and net realized loss on investments of $49,080,881, respectively, primarily due to certain non-cash restructuring transactions.

Net Unrealized Appreciation/Depreciation on Investments
Net change in unrealized appreciation/depreciation on investments reflects the net change in the fair value of our investments including the TRS and provision for deferred taxes. For the three and nine months ended September 30, 2019, we recorded a net change in unrealized depreciation of $4,848,805 and depreciation of $12,391,293, respectively. For the three and nine months ended September 30, 2018, we recorded a net change in unrealized appreciation of $181,103 and appreciation of $1,002,001.

Changes in Net Assets from Operations
For the three and nine months ended September 30, 2019, we recorded a net decrease of $18,812,388 and a net decrease of $20,953,094, respectively, in net assets resulting from operations. Based on 101,035,420 and 100,116,493 weighted average common shares outstanding for the three and nine months ended September 30, 2019, our per share net decrease in net assets resulting from operations was $0.19 and $0.21, respectively. For the three and nine months ended September 30, 2018, we recorded a net decrease of $5,706,104 and a net decrease of $12,046,454, respectively, in net assets resulting from operations. Based on 97,047,494 and 97,142,433 weighted average common shares outstanding for the three and nine months ended September 30, 2018, our per share net decrease in net assets resulting from operations was $0.06 and $0.12, respectively.

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

As of September 30, 2019 and December 31, 2018, we had $192,205,852 and $59,481,495, respectively, in cash and cash equivalents. In the future, we may generate cash from future offerings of securities, future borrowings and cash flows from operations, including interest earned from the temporary investment of cash in U.S. government securities and other high-quality debt investments that mature in one year or less. Our primary use of funds is investments in our targeted asset classes, cash distributions to our stockholders, and other general corporate purposes.

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

The following table shows our net borrowings as of September 30, 2019 and December 31, 2018:

	September 30, 2019			December 31, 2018
	Total Commitment	Balance Outstanding	Unused Commitment	Total Commitment	Balance Outstanding	Unused Commitment
ING Credit Facility	$215,000,000	$88,100,000	$126,900,000	$220,000,000	$115,000,000	$105,000,000
Alpine Credit Facility	300,000,000	240,000,000	60,000,000	300,000,000	240,000,000	60,000,000
Total before deferred financing costs	515,000,000	328,100,000	186,900,000	520,000,000	355,000,000	165,000,000
Unamortized deferred financing costs	—	(2,660,252)	—	—	(3,460,986)	—
Total borrowings outstanding, net	$515,000,000	$325,439,748	$186,900,000	$520,000,000	$351,539,014	$165,000,000

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

The ING Credit Facility allows for us, at our option, to borrow money at a rate of either (i) an alternate base rate plus 1.50% per annum or (ii) LIBOR plus 2.50% per annum. The interest rate margins are subject to certain step-downs upon the satisfaction of certain conditions described in the Revolving Credit Agreement. The alternate base rate will be the greatest of (i) the U.S. Prime Rate set forth in the Wall Street Journal, (ii) the federal funds effective rate plus 1/2 of 1%, and (iii) three month LIBOR plus 1%. As of September 30, 2019 the commitment under the ING Credit Facility was $215 million and as December 31, 2018, the commitment under the ING Credit Facility was $220 million and includes an accordion feature that allows for potential future expansion of the ING Credit Facility up to a total of $500 million. Availability of loans under the ING Credit Facility is linked to the valuation of the collateral pursuant to a borrowing base mechanism.

We are also required to pay a commitment fee to the lenders based on the daily unused portion of the aggregate commitments under the ING Credit Facility. The commitment fee is (i) 1.50% if the used portion of the aggregate commitments is less than or equal to 40%, (ii) 0.75% if the used portion of the aggregate commitments is greater than 40% and less than or equal to 65% or (iii) 0.50% if the used portion of the aggregate commitments is greater than 65%. The ING Credit Facility provides that we may use the proceeds of the facility for general corporate purposes, including making investments in accordance with our investment objective and strategy. As of September 30, 2019, our borrowings under the ING Facility totaled $88,100,000 and were recorded as part of revolving credit facility payable on our Consolidated Statements of Assets and Liabilities.

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

Borrowings under the Alpine Credit Facility are subject to compliance with a NAV coverage ratio with respect to the current value of Alpine’s portfolio and various eligibility criteria must be satisfied with respect to the initial acquisition of each loan in Alpine’s portfolio. Any amounts borrowed under the Alpine Credit Facility will mature, and all accrued and unpaid interest thereunder will be due and payable, on March 29, 2022. As of September 30, 2019, Alpine’s borrowings under the Alpine Credit Facility totaled $240,000,000 and were recorded as part of revolving credit facility payable on our Consolidated Statements of Assets and Liabilities.

Contractual Obligations
The following table shows our payment obligations for repayment of debt, which total our contractual obligations at September 30, 2019:

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

On September 29, 2017, Arbor entered into the Fifth Amended Confirmation Letter Agreement with Citibank. The Fifth Amended Confirmation Agreement reduced the maximum portfolio notional (determined at the time each such loan becomes subject to the TRS) from $300,000,000 to $180,000,000, through incremental reductions of $60,000,000 on October 3, 2017 and $20,000,000 on each of November 3, 2017, December 3, 2017 and January 3, 2018. The Fifth Amended Confirmation Agreement also decreased the interest rate payable to Citibank from LIBOR plus 1.65% per annum to LIBOR plus 1.60% per annum. Other than the foregoing, the Fifth Amended Confirmation Agreement did not change any of the other material terms of the TRS. On July 22, 2019 the TRS with Citibank was terminated.

The TRS with Citibank enabled Arbor to obtain the economic benefit of the loans underlying the TRS, despite the fact that such loans were not directly held or otherwise owned by Arbor, in return for an interest-type payment to Citibank. Accordingly, the TRS is analogous to Arbor utilizing leverage to acquire loans and incurring an interest expense to a lender.

SIC Advisors acted as the investment manager of Arbor and had discretion over the composition of the basket of loans underlying the TRS. The terms of the TRS were governed by an ISDA 2002 Master Agreement, the Schedule thereto and Credit Support Annex to such Schedule, and the Confirmation exchanged thereunder, between Arbor and Citibank, which collectively established the TRS, and are collectively referred to herein as the “TRS Agreement”.

Transactions in TRS contracts during the three and nine months ended September 30, 2019 and 2018 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Interest income and settlement from TRS portfolio	$—	$1,463,986	$309,388	$4,123,660
Traded gains/(loss) on TRS loan sales	—	(364,450)	(9,632,904)	(2,589,178)
Net realized gains/(loss) on TRS portfolio	$—	$1,099,536	$(9,323,516)	$1,534,482

Net change in unrealized appreciation/(depreciation) on TRS portfolio	$—	$735,874	$6,524,904	$3,370,529

As of September 30, 2019, there was no receivable due on the total return swap recorded on the Consolidated Statements of Assets and Liabilities.

The volume of the Company’s derivative transactions for the three and nine months ended September 30, 2019 and 2018 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Average notional amount of contracts (1)	$—	$168,753,875	$12,225,430	$170,174,081

(1)
Average notional amount is based on the average month end balances for the three and nine months ended September 30, 2019 and 2018, which is representative of the volume of notional contract amounts held during each year.

On March 27, 2015, the Company and GALIC entered into a limited liability company operating agreement to co-manage Sierra JV. All portfolio and other material decisions regarding Sierra JV must be submitted to Sierra JV's board of managers, which is comprised of four members, two of whom are selected by the Company and the other two are selected by GALIC. The Company has concluded that it does not operationally control Sierra JV. As the Company does not operationally control Sierra JV, it does not consolidate the operations of Sierra JV within the consolidated financial statements. As a practical expedient, the Company uses NAV to determine the fair value of its investment in Sierra JV; therefore, this investment has been presented as a reconciling item within the fair value hierarchy (see Note 4). As of September 30, 2019, there was $204.9 million outstanding under the JV Facility and the Sierra JV had total assets of $289.0 million. As of September 30, 2019, Sierra JV’s portfolio was comprised of 100.0% of senior secured first lien term loans to 61 different portfolio companies with one portfolio company on non-accrual status. As of December 31, 2018, Sierra JV’s portfolio was comprised of 100% of senior secured first lien term loans to 58 different portfolio companies with one portfolio company on non-accrual status.

As of September 30, 2019 and December 31, 2018, Sierra JV had total capital commitments of $116 million, with the Company providing $101.5 million and GALIC providing $14.5 million. Approximately $105.2 million was funded as of September 30, 2019 and December 31, 2018, relating to these commitments, of which $92.1 million was from the Company. The Company does not have the right to withdraw any of their respective capital commitment, unless in connection with a transfer of its membership interests. The Company may transfer full membership interests as long as it is approved by all members and transferred in a transaction exempt from the registration requirements of the Securities Act of 1933, as amended, or applicable state securities laws

On August 4, 2015, Sierra JV entered into a senior secured revolving credit facility the ("JV Facility") led by Credit Suisse, AG ("CS") with commitments of $100 million subject to certain leverage and borrowing base restrictions. On December 29, 2015, the JV Facility was amended and the total commitments were increased to $135 million. On March 30, 2017, the Company amended the JV Facility previously administered by CS and facilitated the assignment of all rights and obligations of CS under the JV Facility to Deutsche Bank AG, New York Branch, ("DB") and increased the total loan commitments to $240 million. On May 26, 2017 commitments to the JV facility were increased from $240 million to $250 million. On June 28, 2019, the JV Facility reinvestment period was further extended to October 28, 2019. On October 28, 2019, the JV Facility reinvestment period was further extended from October 28, 2019 to March 31, 2020 while the interest rate was modified from bearing an interest rate of LIBOR (with no minimum) + 2.50% per annum to LIBOR (with no minimum) + 2.75% per annum.The final maturity date is March 30, 2022 and is secured substantially by all of the SPV's assets, subject certain exclusions set forth in the Credit Facility.     As of September 30, 2019 and December 31, 2018, there was $204.9 million outstanding under the JV Facility.

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

Recent Developments
On October 29, 2019, our board of directors declared a series of monthly distributions for October, November and December 2019 in the amount of $0.05334 per share. Stockholders of record as of each respective monthly record date will be entitled to receive the distribution. Below are the details for each respective distribution:

Record Date	Payment Date	Amount per share
October 30, 2019	October 31, 2019	$0.05334
November 28, 2019	November 29, 2019	0.05334
December 30, 2019	December 31, 2019	0.05334

Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are subject to financial market risks, including changes in interest rates. As of September 30, 2019, 95.3% of our portfolio investments (based on fair value) paid floating interest rates, while 4.7% paid fixed interest rates and 9.7% were non-income producing investments while 90.3% were income producing investments. A rise in the general level of interest rates can be expected to lead to higher interest rates applicable to any variable rate investments we hold and to declines in the value of any fixed rate investments we hold. In addition, a rise in interest rates may increase the likelihood that a portfolio company defaults on a loan. However, many of our variable rate investments provide for an interest rate floor, which may prevent our interest income from increasing until benchmark interest rates increase beyond a threshold amount. To the extent that a substantial portion of our investments may be in variable rate investments, an increase in interest rates beyond this threshold would make it easier for us to meet or exceed the hurdle rate applicable to the subordinated incentive fee on income under the Investment Advisory Agreement we have entered into with SIC Advisors, and may result in a substantial increase in our net investment income and to the amount of incentive fees payable to SIC Advisors with respect to our increased pre-incentive fee net investment income.

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

Based on our Consolidated Statement of Assets and Liabilities as of September 30, 2019, the following table shows the approximate annual impact on the change in net interest income of hypothetical base rate changes in interest rates, assuming no changes in our investment portfolio and capital structure:

	Change in
Basis point increase/(decrease)	Interest Income (1)	Interest Expense	Net Interest Income
300	$17,505,047	$9,843,000	$7,662,047
200	11,670,031	6,562,000	5,108,031
100	5,835,016	3,281,000	2,554,016
(100)	(5,835,016)	(3,281,000)	(2,554,016)
(200)	(6,121,137)	(6,562,000)	440,863
(300)	(6,121,137)	(6,613,282)	492,145

(1)	Assumes no defaults or prepayments by portfolio companies over the next twelve months.

We expect that our long-term investments will be financed primarily with equity and debt. If deemed prudent, we may use interest rate risk management techniques in an effort to minimize our exposure to interest rate fluctuations. These techniques may include various interest rate hedging activities to the extent permitted by the 1940 Act. Adverse developments resulting from changes in interest rates or hedging transactions could have a material adverse effect on our business, financial condition and results of operations. During the three months ended September 30, 2019, we did not engage in interest rate hedging activities.

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

On January 25, 2019, two purported class actions were commenced in the Supreme Court of the State of New York, County of New York, by alleged stockholders of Medley Capital Corporation, captioned, respectively, Helene Lax v. Brook Taube, et al., Index No. 650503/2019, and Richard Dicristino, et al. v. Brook Taube, et al., Index No. 650510/2019 (together with the Lax Action, the “New York Actions”). Named as defendants in each complaint are Brook Taube, Seth Taube, Jeffrey Tonkel, Arthur S. Ainsberg, Karin Hirtler-Garvey, John E. Mack, Mark Lerdal, Richard T. Allorto, Jr., MCC, MDLY, the Company and Merger Sub. The complaints in each of the New York Actions allege that the individuals named as defendants breached their fiduciary duties in connection with the proposed merger of MCC with and into the Company, and that the other defendants aided and abetted those alleged breaches of fiduciary duties. Compensatory damages in unspecified amounts are sought. On February 27, 2019, the Court entered a stipulated scheduling order requiring that defendants respond to the complaints 45 days following the later of (a) the stockholder vote on the proposed merger and (b) plaintiffs’ filing of a consolidated, amended complaint. A preliminary conference is scheduled to take place on November 19, 2019. The defendants believe the claims asserted in the New York Actions are without merit and they intend to defend these lawsuits vigorously. At this time, we are unable to determine whether an unfavorable outcome from these matters is probable or remote or to estimate the amount or range of potential loss, if any.

Set forth below is a description of the Decision (as defined below), which should be read in the context of the impact that the Decision and corresponding Settlement (as defined below).

On February 11, 2019, a purported stockholder class action was commenced in the Court of Chancery of the State of Delaware by FrontFour Capital Group LLC and FrontFour Master Fund, Ltd. (together, “FrontFour”), captioned In re Medley Capital Corporation Stockholder Litigation, C.A. 2019-0100-KSJM (the “FrontFour Action”), against defendants Brook Taube, Seth Taube, Jeff Tonkel, Mark Lerdal, Karin Hirtler-Garvey, John E. Mack, Arthur S. Ainsberg, MDLY, the Company, MCC, MCC Advisors LLC, Medley Group LLC, and Medley LLC. The complaint, as amended on February 12, 2019, alleged that the individuals named as defendants breached their fiduciary duties to MCC stockholders in connection with the MCC Merger, and that MDLY, the Company, MCC Advisors LLC, Medley Group LLC, and Medley LLC aided and abetted those alleged breaches of fiduciary duties. The complaint sought to enjoin the vote of MCC stockholders on the proposed merger and enjoin enforcement of certain provisions of the MCC Merger Agreement. The Court held a trial on the plaintiffs’ claims on March 6-7, 2019 and issued a Memorandum Opinion (the “Decision”) on March 11, 2019. The Court denied the FrontFour’s requests to (i) permanently enjoin the MCC Merger and (ii) require MCC to conduct a “shopping process” for MCC on terms proposed by FrontFour in its complaint. The Court held that MCC’s directors breached their fiduciary duties in entering into the MCC Merger, but rejected FrontFour’s claim that the Company aided and abetted those breaches of fiduciary duties. The Court ordered the defendants to issue corrective disclosures consistent with the Decision, and enjoined a vote of MCC stockholders on the MCC Merger until such disclosures have been made and stockholders have had the opportunity to assimilate this information. On March 20, 2019, another purported stockholder class action was commenced by Stephen Altman against Brook Taube, Seth Taube, Jeff Tonkel, Arthur S. Ainsberg, Karin Hirtler-Garvey, Mark Lerdal, and John E. Mack in the Court of Chancery of the State of Delaware, captioned Altman v. Taube, Case No. 2019-0219 (the

“Altman Action”). The complaint alleged that the defendants breached their fiduciary duties to stockholders of MCC in connection with the vote of MCC stockholders on the proposed mergers. On April 8, 2019, the Court granted a stipulation consolidating the FrontFour Action and the Altman Action, designating the amended complaint in the FrontFour Action as the operative complaint, and designating the plaintiffs in the FrontFour Action and their counsel the lead plaintiffs and lead plaintiffs’ counsel, respectively.

On April 15, 2019, certain parties reached agreement on the principal terms of a settlement of the FrontFour Action, which were contained in a term sheet, dated April 15, 2019 (the “Settlement Term Sheet”). On July 29, 2019, MCC entered into a Stipulation of Settlement (and, as amended, on August 8, 2019, the “Stipulation”) by and among Brook Taube, Seth Taube, Jeff Tonkel, Mark Lerdal, Karin Hirtler-Garvey, John E. Mack, Arthur S. Ainsberg, MDLY, MCC, MCC Advisors LLC, Medley LLC, and Medley Group LLC (the “Medley Parties”), on the one hand, and FrontFour, on behalf of itself and a class of similarly situated stockholders of MCC, on the other hand, in connection with the FrontFour Action.

The Stipulation provides for the settlement of all claims brought against the Medley Parties in the FrontFour Action. Under the Stipulation, MCC agreed to seek the agreement and/or consent of the Company to effect certain amendments to (i) the MCC Merger Agreement and (ii) the MDLY Merger Agreement (together with the MCC Merger Agreement, the “Merger Agreements”), which have been reflected in the amended and restated Merger Agreements annexed to the Stipulation. The Stipulation also provides for, if the MCC Merger is consummated, the creation of a settlement fund, consisting of $17 million in cash and $30 million of the Company's stock, with the number of shares of the Company's stock to be calculated using the pro forma net asset value reported in the future proxy supplement describing the amendments to the MCC Merger Agreement, which will be distributed to eligible members of the Settlement Class (as defined in the Stipulation). Under the Stipulation, MDLY also consented to certain amendments to the Merger Agreements that have been reflected in the amended and restated Merger Agreements annexed to the Stipulation. In addition, in connection with the Stipulation, on July 29, 2019, MCC entered into a Governance Agreement with FrontFour Capital Group LLC, FrontFour Master Fund, Ltd., FrontFour Capital Corp., FrontFour Opportunity Fund, David A. Lorber, Stephen E. Loukas and Zachary R. George, pursuant to which, among other matters, FrontFour is subject to customary standstill restrictions and required to vote in favor of the MCC Merger under the Amended MCC Merger Agreement at a meeting of stockholders to approve the Amended MCC Merger Agreement.

The Stipulation also provides for mutual releases between and among FrontFour and the Settlement Class, on the one hand, and the Medley Parties, on the other hand, of all claims that were or could have been asserted in the FrontFour Action. The Medley Parties will also release all claims arising out of or relating to the prosecution and settlement of the FrontFour Action and all claims that were or could have been asserted (other than claims against the Highland Parties, as defined in the Stipulation) in the litigation pending in the United States District Court for the Southern District of New York captioned Medley Capital Corporation v. FrontFour Capital Group LLC, et al., No. 1:19-cv-02055-LTS (S.D.N.Y.) (the “Federal Action”), and FrontFour and the Settlement Class will release all claims arising out of or relating to the prosecution and settlement of the Federal Action.

The Stipulation further provides that MCC and FrontFour shall work together in good faith to agree to supplemental disclosures relating to the transactions contemplated by the Merger Agreements consistent with the Decision. The Stipulation is subject to the approval of the Court. On September 26, 2019, FrontFour filed a motion seeking an order approving the Stipulation, and also moved for the Court to award plaintiffs’ counsel attorneys’ fees in the amount of $22 million and expenses in the amount of $420,334.97 (the “Fee Application”). The Court held a hearing to consider the Stipulation and the Fee Application on October 24, 2019. The parties submitted supplemental briefing with respect to the Stipulation on October 31, 2019. To date, the Court has not issued a decision with respect to the approval of the Stipulation or the Fee Application.

On April 5, 2019, a purported stockholder class action was commenced in the Supreme Court of the State of New York, County of New York, by alleged stockholders of Sierra Income Corporation, captioned Roger Anderson et al. v. Stephen R. Byers et al., Index No. 652006/2019. Named as defendants are Stephen R. Byers, Oliver T. Kane, Valerie Lancaster-Beal, Brook Taube, Seth Taube, Sierra Income Corporation, and Sierra Management, Inc. The complaint alleges that the individuals named as defendants breached their fiduciary duties to stockholders of Sierra Income Corporation in connection with the proposed mergers of Medley Capital Corporation with and into Sierra Income Corporation and Medley Management Inc. with and into Sierra Management, Inc., and that Brook Taube, Seth Taube, Sierra Income Corporation, and Sierra Management, Inc. aided and abetted those alleged breaches of fiduciary duties. The complaint seeks to enjoin the proposed mergers or, in the alternative, to recover money damages in an unspecified amount. On October 9, 2019, the Court entered a stipulated scheduling order, which provides that the plaintiff shall file an amended complaint by November 8, 2019, and that the defendants’ time to respond to the amended complaint will be sixty days following the filing of the amended complaint. On November 8, 2019, pursuant to the scheduling order, the plaintiffs filed an amended complaint that reiterated the allegations of the original complaint and added allegations concerning the new mergers, including that the new mergers are “even more financially unfavorable to Sierra” than the old mergers and that under the new mergers, and that “Sierra would actually be paying more for MDLY . . . when all consideration is taken into account,” based on the erroneous allegation that Sierra is the party responsible for bearing the cost of the MCC settlement fund. Plaintiffs also allege that Brook Taube and Seth Taube exercised control over Sierra and breached fiduciary duties owed to Sierra in that capacity. A preliminary conference is currently scheduled for November 19, 2019. The defendants believe the claims asserted in the action are without merit and they intend to defend the lawsuit vigorously.

Item 1A. Risk Factors
In addition to other information set forth in this report, you should carefully consider the “Risk Factors” discussed in our annual report on Form 10-K for the fiscal year ended December 31, 2018, filed with the SEC on April 1, 2019, which could materially affect our business, financial condition and/or operating results. Other than the items disclosed below, there have been no material changes during the nine months ended September 30, 2019 to the risk factors discussed in “Item 1A. Risk Factors” of our annual report on Form 10-K. Additional risks or uncertainties not currently known to us or that we currently deem to be immaterial also may materially affect our business, financial condition and/or operating results.

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

The completion of the Mergers is subject to several conditions, including, with respect to the MCC Merger, court approval of the Settlement.There can be no assurances when or if the Mergers will be completed.

Although the Company, MCC and MDLY expect to complete the Mergers or the MDLY Merger, as applicable, as early as the fourth quarter of 2019, there can be no assurances as to the exact timing of completion of MCC Merger and/or the MDLY Merger, as applicable, or that the Mergers will be completed at all. The completion of the Mergers or the MDLY Merger, as applicable, is subject to numerous conditions, including, among others, the continued effectiveness of the Registration Statement on Form N-14; the approval of our common stock (including the Settlement Shares and the shares of our common stock to be issued in the Mergers or the MDLY Merger, as applicable) for listing on the NYSE; receipt of requisite approvals of each of our stockholders, MCC’s stockholders, and MDLY’s stockholders; receipt of required regulatory approvals, including from the SEC (including necessary exemptive relief to consummate the Mergers or the MDLY Merger, as applicable), approval by the Court of Chancery of the State of Delaware of the Stipulation of Settlement in connection with the consolidated actions under caption of In re Medley Capital Corporation Stockholder Litigation, C.A. No. 2019-0100-KSJM, any necessary approvals under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, amended, and, if applicable, state securities regulators; here having been no rescission of the receipt of confirmation that Merger Sub, as the survving company in the MDLY Merger, be treated as a portfolio investment of the Combined Company or the Sierra/MDLY Company, as applicable, and reflected in the Company’s consolidated financial statements at fair value for accounting purposes (i.e., not consolidated into the financial statements of the Combined Company or the Sierra/MDLY Company, as applicable); the relevant parties having taken all actions reasonably required in order to keep existing indebtedness outstanding following the Mergers; receipt of necessary consents relating to joint ventures of the Company and MCC; receipt of a specified level of consents from third-party advisory clients of MDLY; with respect to the MCC Merger, satisfaction (or appropriate waiver) of the conditions to closing of the MDLY Merger; and other customary closing conditions.

The Company, MCC and MDLY cannot assure their respective stockholders that the conditions required to complete the Mergers or the MDLY Merger, as applicable, will be satisfied or waived on the anticipated schedule, or at all. If the Mergers or the MDLY Merger, as applicable, are not completed, the resulting failure of the Mergers or the MDLY Merger, as applicable, could have a material adverse impact on the Company’s, MCC’s, and MDLY’s financial condition, results of operations, assets or business. In addition, if the Mergers are not completed, the Company, MCC, and MDLY will have incurred substantial expenses for which no ultimate benefit will have been received, and if the MDLY Merger is completed and the MCC Merger is not consummated, MCC will have incurred substantial expenses for which no ultimate benefit will have been received. See “- If the Mergers do not close, we will benefit from the expenses incurred in its pursuit” in the section entitled “Risk Factors” in our annual report on Form 10-K for the fiscal year ended December 31, 2018. Moreover, if either the Amended MCC Merger Agreement or the Amended MDLY Merger Agreement is terminated under certain circumstances, the Company, MCC or MDLY may be obligated to pay the other party to the applicable merger agreement a termination fee. See “- Under certain circumstances, the Company, MCC or MDLY may be obligated to pay a termination fee upon termination of the Amended MCC Merger Agreement or the Amended MDLY Merger Agreement.” Any decision that our stockholders, MCC’s stockholders, and MDLY’s stockholder make should be made with the understanding that the completion of the Mergers may not happen as scheduled, or at all.

If the Mergers are or the MDLY Merger is, as applicable, completed, certain additional risks regarding the Combined Company or the Sierra/MDLY Company following the Mergers or the MDLY Merger, as applicable, may be presented.

We have been named as defendants in various securities class actions and derivative lawsuits and may be named in additional ones in the future, which has resulted in, and which may result in the future in, substantial costs and may delay or prevent the completion of the Mergers or the MDLY Merger, as applicable.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
In June 2013, we commenced a share repurchase program pursuant to which we conducted quarterly share repurchases, of up to 2.5% of the weighted average number of outstanding shares in any 3-month period or 10% of the weighted average number of outstanding shares in any 12-month period. The purpose of the share repurchase program was to allow stockholders to sell their shares back to us at a price equal to the most recently disclosed NAV per share of our common stock immediately prior to the date of repurchase. Shares were purchased from stockholders participating in the program on a pro rata basis. Unless our board of directors determined otherwise, the number of shares to be repurchased during any calendar year were limited to the proceeds received in association with the sale of shares of common stock under the distribution reinvestment plan. Notwithstanding the suspension of the share repurchase program and, in connection with the Amended MCC Merger Agreement, our board of directors approved the repurchase of shares of our common stock from our stockholders who have requested repurchases in connection with such stockholder’s death or disability. See Note 13 to our consolidated financial statements for more information.

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

Dated: November 14, 2019	Sierra Income Corporation

	By	/s/ Seth Taube
Seth Taube Chief Executive Officer (Principal Executive Officer)

	By	/s/ Richard T. Allorto, Jr.
Richard T. Allorto, Jr. Chief Financial Officer (Principal Accounting and Financial Officer)