Form 10-K
period 2019-12-31
Sierra Income Corp
filed 2020-03-20
CIK 1523526

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
_____________________________________________________
Form 10-K
 _____________________________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).    Yes  ☐    No  ☒
As of March 20, 2020, the Registrant had 102,759,467 shares of common stock, $0.001 par value, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A in connection with the registrant’s 2020 Annual Meeting of Stockholders, which will be filed subsequent to the date hereof, are incorporated by reference into Part III of this Form 10-K. Such proxy statement will be filed with the Securities and Exchange Commission not later than 120 days following the end of the Registrant’s fiscal year ended December 31, 2019.

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
Our Advisor
Our investment activities are managed by our investment adviser, SIC Advisors, which is an investment adviser registered with the Securities and Exchange Commission (the "SEC") under the Investment Advisers Act of 1940, as amended (the “Advisers Act”), and a wholly owned subsidiary of Medley LLC. SIC Advisors is responsible for sourcing potential investments, conducting due diligence on prospective investments, analyzing investment opportunities, structuring investments and monitoring our portfolio on an ongoing basis.

Our Investment Team has extensive experience in the credit business, including originating, underwriting, principal investing and loan structuring. Our Adviser, through Medley, has access to over 60 employees, including over 30 investment, origination and credit management professionals, and over 30 operations, marketing and distribution professionals, each with extensive experience in their respective disciplines.
Medley Capital LLC serves as our administrator, provides office space to us, and provides us with equipment and other office services. The responsibilities of our administrator include overseeing our financial records, preparing reports to our stockholders and reports filed with the SEC and generally monitoring the payment of our expenses and the performance of administrative and professional services rendered to us by others. See “Administration Agreement and Fees” below.
Formation
Sierra Income Corporation was incorporated under the general corporation laws of the State of Maryland on June 13, 2011.
On April 17, 2012, we successfully reached our minimum escrow requirement and officially commenced our operations by issuing 1,108,033 shares of common stock to SIC Advisors for gross proceeds of $10,000,000. On July 2, 2018, the Company’s board of directors determined to terminate the Company’s offering effective as of July 31, 2018. We sold a total of 108,727,717 shares of common stock, which includes the shares issued as part of the distribution reinvestment plan (see Note 13), for total gross proceeds of $1.0 billion, which includes the shares sold to SIC Advisors. The proceeds from the issuance of common stock are presented in our consolidated statements of changes in net assets and Consolidated Statements of Cash Flows and are presented net of selling commissions and dealer manager fees.
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
Disciplined Underwriting. SIC Advisors’ Investment Team performs thorough due diligence and focuses on several key criteria in its underwriting process, including strong underlying business fundamentals, a meaningful equity cushion, experienced management, conservative valuation and the ability to deleverage through cash flows. Our Advisor’s underwriting process also involves engagement of industry experts and third-party consultants.
Prior to making an investment, the Investment Team subjects each potential borrower to an extensive credit review process, which typically begins with an analysis of the market opportunity, business fundamentals, company operating metrics and historical and projected financial analysis. The Investment Team also compares liquidity, operating margin trends, leverage, free cash flow and fixed charge coverage ratios for each potential investment to industry metrics. Areas of additional underwriting focus include management or sponsor (typically a private equity firm) experience, management compensation, competitive landscape, regulatory environment, pricing power, defensibility of market share and tangible asset values. Background checks and tax compliance information may also be requested on management teams and key employees. In addition, the Investment Team may contact customers, suppliers and competitors and performs on-site visits as part of a routine business due diligence process.
The Investment Team routinely uses third-party consultants and market studies to corroborate valuation and industry specific due diligence, as well as provide quality of earnings analysis. Experienced legal counsel is engaged to evaluate and mitigate regulatory, insurance, tax or other company-specific risks.
After the Investment Team completes its final due diligence, each proposed investment is presented to our Advisor’s investment committee (the “Investment Committee”) and subjected to extensive discussion and follow-up analysis, if necessary. A formal memorandum for each investment opportunity typically includes the results of business due diligence, multi-scenario financial analysis, risk-management assessment, results of third-party consulting work, background checks (where applicable) and structuring proposals. The Investment Committee requires a majority vote to approve any investment, although unanimous agreement is sought.
Active Credit Management. Our Advisor employs active credit management. Our Advisor’s process includes frequent interaction with management, monthly or quarterly review of financial information and may include attendance at board of directors’ meetings as observers. The Investment Team also evaluates financial reporting packages provided by portfolio companies that detail operational and financial performance. Data is entered in our Advisor’s Asset Management System (“AMS”), a centralized electronic credit management database. AMS creates a centralized, dynamic electronic repository for all of our portfolio company data. Our Advisor’s AMS system generates comprehensive, standardized reports which aggregate operational updates, portfolio company financial performance, asset valuations, macro trends, management call notes and account history. AMS enables the Investment Team to have real-time access to the most recent information on our portfolio investments.
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
Competition
Our primary competitors to provide financing to private and middle-market companies are public and private funds, commercial banks, commercial finance companies, other BDCs, small business investment companies and private equity and hedge funds. Some competitors may have access to funding sources that are not available to us. In addition, some of our competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of investments and establish more relationships than us. Some of our competitors may also choose lower risk and return profiles and strategies that may outperform higher risk profiles and strategies when credit markets or individual companies encounter stressed environments. Furthermore, many of our competitors are not subject to the regulatory restrictions that the 1940 Act imposes on us as a BDC or to the distribution and other requirements we must satisfy to maintain our favorable RIC tax treatment.
Staffing
We do not currently have any employees and do not expect to have any employees. Services necessary for our business are provided by individuals who are employees of SIC Advisors and Medley Capital LLC, pursuant to the terms of the Investment Advisory Agreement and the Administration Agreement. Our day-to-day investment operations are managed by our Advisor. In addition, we reimburse Medley Capital LLC for our allocable portion of expenses incurred by it in performing its obligations under the administration agreement, including our allocable portion of the cost of our officers and their respective staffs.
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

Agreements and Plan of Mergers
On August 9, 2018, the Company entered into definitive agreements to acquire Medley Capital Corporation (NYSE/TASE: MCC, MCC) and Medley Management Inc. (NYSE: MDLY, "MDLY"). Pursuant to the Agreement and Plan of Merger, dated as of August

9, 2018, by and between MCC and the Company (the "MCC Merger Agreement"), MCC would, on the terms and subject to the conditions set forth in the MCC Merger Agreement, merge with and into the Company, with the Company as the surviving company in the merger (the "MCC Merger"). In the MCC Merger, each share of MCC’s common stock issued and outstanding immediately prior to the MCC Merger effective time (other than shares of MCC’s common stock held by MCC, the Company or their respective wholly owned subsidiaries) would be converted into the right to receive 0.8050 shares of the Company’s common stock; provided that cash would be paid in lieu of fractional shares of the Company’s common stock issuable in the MCC Merger.

Simultaneously, pursuant to the Agreement and Plan of Merger (the "MDLY Merger Agreement"), dated as of August 9, 2018, by and among MDLY, the Company, and Sierra Management, Inc., a wholly owned subsidiary of the Company ("Merger Sub"), MDLY would, on the terms and subject to the conditions set forth in the MDLY Merger Agreement, merge with and into Merger Sub, with Merger Sub as the surviving company in the merger (the “MDLY Merger” together with the MCC Merger, the "Mergers"), and MDLY’s existing asset management business would continue to operate as a wholly owned subsidiary of the Company. In the MDLY Merger, each share of MDLY Class A common stock, issued and outstanding immediately prior to the MDLY Merger effective time (other than Dissenting Shares (as defined in the MDLY Merger Agreement) and shares of MDLY Class A common stock held by MDLY, the Company or their respective wholly owned subsidiaries) would be converted into the right to receive (i) 0.3836 shares of our common stock; provided that cash would be paid in lieu of fractional shares of the Company’s common stock issuable in the MDLY Merger; plus (ii) cash in an amount equal to $3.44 per share. In addition, MDLY's stockholders would have the right to receive certain dividends and/or other payments.

On July 29, 2019, the Company entered into amended and restated definitive agreements with MCC and MDLY. Pursuant to the Amended and Restated Agreement and Plan of Merger, dated as of July 29, 2019 (the “Amended MCC Merger Agreement”), by and between MCC and the Company, pursuant to which MCC will, on the terms and subject to the conditions set forth in the Amended MCC Merger Agreement, merge with and into the Company, with the Company as the surviving company in the MCC Merger. In the MCC Merger, each share of MCC’s common stock, other than shares of MCC’s common stock held by MCC, the Company or their respective wholly owned subsidiaries, will be exchanged for the right to receive (i) 0.68 shares of the Company’s common stock if the attorneys’ fees of plaintiffs’ counsel and litigation expenses paid or incurred by plaintiffs’ counsel or advanced by plaintiffs in connection with the Delaware Action, as described below ( such fees and expenses, the “Plaintiff Attorney Fees”), are less than or equal to $10,000,000; (ii) 0.66 shares of the Company’s common stock if the Plaintiff Attorney Fees are equal to or greater than $15,000,000; (iii) between 0.68 and 0.66 per share of the Company’s common stock if the Plaintiff Attorney Fees are greater than $10,000,000 but less than $15,000,000, calculated on a descending basis, based on straight line interpolation between $10,000,000 and $15,000,000; or (iv) 0.66 shares of the Company’s common stock in the event that the Plaintiff’s Attorney Fees are not fully and finally determined prior to the closing of the MCC Merger (such ratio, the “MCC Merger Exchange Ratio”); provided that cash will be paid in lieu of fractional shares of the Company’s common stock issuable in the MCC Merger. Based upon the Plaintiff Attorney Fees approved by the Court of Chancery of the State of Delaware (the “Delaware Court of Chancery”) as set forth in the Order and Final Judgment entered into on December 20, 2019, as described below (the “Delaware Order”), the MCC Merger Exchange Ratio will be 0.66 shares of the Company’s common stock. MCC and the Company are appealing the Delaware Order with respect to the Delaware Court of Chancery’s ruling on the Plaintiff Attorney Fees. Under the Amended MCC Merger Agreement, the MCC Merger exchange ratio is not subject to adjustment based on changes in the NAV of the Company or the market price of MCC’s common stock before the MCC Merger effective time. In addition, under the Settlement, the defendant parties to the Settlement (other than MDLY) shall, among other things, deposit or cause to be deposited the Settlement Shares, the number of shares of which is to be calculated using the pro forma NAV of $6.37 per share as of June 30, 2019, and is not subject to subsequent adjustment based on changes in the NAV of the Company or the market price of MCC’s common stock before the MCC Merger effective time, provided that the MCC Merger is consummated by March 31, 2020, or, if consummated after March 31, 2020, only if the parties subsequently agree to extend the closing date on the same terms and conditions.

Pursuant to the Amended and Restated Agreement and Plan of Merger, dated as of July 29, 2019 (the “Amended MDLY Merger Agreement”), by and among MDLY, the Company, and Merger Sub, pursuant to which MDLY will, on the terms and subject to the conditions set forth in the Amended MDLY Merger Agreement, merge with and into Merger Sub, with Merger Sub as the surviving company in the MDLY Merger. In the MDLY Merger, each share of MDLY Class A Common Stock, issued and outstanding immediately prior to the MDLY Merger effective time (other than shares of MDLY Class A Common Stock held by MDLY, the Company or their respective wholly owned subsidiaries (the “Excluded MDLY Shares”) and the Dissenting Shares (as defined in the Amended MDLY Merger Agreement), held, immediately prior to the MDLY Merger effective time, by any person other than a Medley LLC Unitholder (as defined below)), will be exchanged for (i) 0.2668 shares of the Company’s common stock; provided that cash will be paid in lieu of fractional shares of the Company’s common stock; plus (ii) cash in an amount equal to $2.96 per share. In addition, in the MDLY Merger, each share of MDLY Class A Common Stock issued and outstanding immediately prior to the MDLY Merger effective time, other than the Excluded MDLY Shares and the Dissenting Shares, held, immediately prior to the MDLY Merger effective time, by holders of the issued and outstanding limited liability company interests of Medley LLC (the “Medley LLC Units” and, holders of the Medley LLC Units at any time on or after July 29, 2019, the “Medley LLC Unitholders”)

will be exchanged for (i) 0.2072 shares of the Company’s common stock; provided that cash will be paid in lieu of fractional shares of the Company’s common stock; plus (ii) cash in an amount equal to $2.66 per share. Under the Amended MDLY Merger Agreement, the MDLY exchange ratios and the cash consideration amount was fixed on July 29, 2019, the date of the signing of the Amended MDLY Merger Agreement. The MDLY exchange ratios and the cash consideration amount are not subject to adjustment based on changes in the net asset value of Sierra or the market price of MDLY Class A common stock before the MDLY Merger effective time, provided that the MDLY Merger is consummated by March 31, 2020, or, if consummated after March 31, 2020, only if the parties subsequently agree to extend the closing date on the same terms and conditions.

Pursuant to the terms of the Amended MCC Merger Agreement, the consummation of the MCC Merger is conditioned upon the satisfaction or waiver of each of the conditions to closing under the Amended MDLY Merger Agreement and the consummation of the MDLY Merger. However, pursuant to the terms of the Amended MDLY Merger Agreement, the consummation of the MDLY Merger is not contingent upon the consummation of the MCC Merger. If the Mergers are, or only the MDLY Merger is, consummated the Company’s common stock will be listed on the New York Stock Exchange under the symbol "SRA”, with such listing expected to be effective as of the closing date of the Mergers or only the MDLY Merger, as applicable. If the MCC Merger is also consummated, the Company’s common stock will be listed on the Tel Aviv Stock Exchange (the "TASE"), with such listing expected to be effective as of the closing date of the Mergers. If both Mergers are consummated, the investment portfolios of MCC and the Company would be combined, Merger Sub, as a successor to MDLY, would be a wholly owned subsidiary of the Company (the “Combined Company”), and the Combined Company would be internally managed by MCC Advisors LLC, its wholly controlled adviser subsidiary. If only the MDLY Merger is consummated, while the investment portfolios of MCC and the Company would not be combined, the investment management function relating to the operation of the Company, as the surviving company, would still be internalized (the “Sierra/MDLY Company”) and the Sierra/MDLY Company would be managed by MCC Advisors LLC.

The Mergers are subject to approval by the stockholders of the Company, MCC, and MDLY, regulators, including the SEC, court approval of the Settlement (as described below), other customary closing conditions and third-party consents. There is no assurance that any of the foregoing conditions will be satisfied. The Company and MCC have the right to terminate the Amended MCC Merger Agreement under certain circumstances, including (subject to certain limitations set forth in the Amended MCC Merger Agreement), among others: (i) by mutual written agreement of each party; (ii) any governmental entity whose consent or approval is a condition to closing set forth in Section 8.1 of the Amended MCC Merger Agreement has denied the granting of any such consent or approval and such denial has become final and nonappealable, or any governmental entity of competent jurisdiction shall have issued a final and nonappealable order, injunction or decree permanently enjoining or otherwise prohibiting or making illegal the consummation of the transactions contemplated by the Amended MCC Merger Agreement; (iii) the MCC Merger has not closed on or prior to March 31, 2020; or (iv) either party has failed to obtain stockholder approval or the Amended MDLY Merger Agreement has been terminated. The Company and MDLY have the right to terminate the Amended MCC Merger Agreement under certain circumstances, including (subject to certain limitations set forth in the Amended MDLY Merger Agreement), among others: (i) by mutual written agreement of each party; (ii) any governmental entity whose consent or approval is a condition to closing set forth in Section 8.1 of the Amended MDLY Merger Agreement has denied the granting of any such consent or approval and such denial has become final and nonappealable, or any governmental entity of competent jurisdiction shall have issued a final and nonappealable order, injunction or decree permanently enjoining or otherwise prohibiting or making illegal the consummation of the transactions contemplated by the Amended MDLY Merger Agreement; (iii) the MDLY Merger has not closed on or prior to March 31, 2020; or (iv) either party has failed to obtain stockholder approval or the Amended MCC Merger Agreement has been terminated.

Set forth below is a description of the Decision (as defined below), which should be read in the context of the impact of the Delaware Order and corresponding Settlement.

On February 11, 2019, a purported stockholder class action relating to the MCC Merger was commenced in the Delaware Court of Chancery by FrontFour Capital Group LLC and FrontFour Master Fund, Ltd. (together, “FrontFour”), captioned FrontFour Capital Group LLC, et al. v. Brook Taube et al., Case No. 2019-0100 (the “Delaware Action”), against defendants Brook Taube, Seth Taube, Jeff Tonkel, Mark Lerdal, Karin Hirtler-Garvey, John E. Mack, Arthur S. Ainsberg, MDLY, the Company, MCC, MCC Advisors LLC, Medley Group LLC, and Medley LLC. The complaint, as amended on February 12, 2019, alleged that the individuals named as defendants breached their fiduciary duties to MCC’s stockholders in connection with the MCC Merger, and that MDLY, the Company, MCC Advisors LLC, Medley Group LLC, and Medley LLC aided and abetted those alleged breaches of fiduciary duties. The complaint sought to enjoin the vote of MCC’s stockholders on the MCC Merger and enjoin enforcement of certain provisions of the MCC Merger Agreement.

The Delaware Court of Chancery held a trial on the plaintiffs’ motion for a preliminary injunction and issued a Memorandum Opinion (the “Decision”) on March 11, 2019. The Delaware Court of Chancery denied FrontFour’s requests to (i) permanently enjoin the MCC Merger and (ii) require MCC to conduct a “shopping process” for MCC on terms proposed by FrontFour in its complaint. The Delaware Court of Chancery held that MCC’s directors breached their fiduciary duties in entering into the MCC Merger, but rejected

FrontFour’s claim that the Company aided and abetted those breaches of fiduciary duties. The Delaware Court of Chancery ordered the defendants to issue corrective disclosures consistent with the Decision, and enjoined a vote of MCC’s stockholders on the MCC Merger until such disclosures had been made and stockholders had the opportunity to assimilate that information.

On March 20, 2019, another purported stockholder class action was commenced by Stephen Altman against Brook Taube, Seth Taube, Jeff Tonkel, Arthur S. Ainsberg, Karin Hirtler-Garvey, Mark Lerdal, and John E. Mack in the Delaware Court of Chancery, captioned Altman v. Taube, Case No. 2019-0219 (the “Altman Action”). The complaint alleged that the defendants breached their fiduciary duties to stockholders of MCC in connection with the vote of MCC’s stockholders on the proposed mergers. On April 8, 2019, the Delaware Court of Chancery granted a stipulation consolidating the Delaware Action and the Altman Action, designating the amended complaint in the Delaware Action as the operative complaint, and designating the plaintiffs in the Delaware Action and their counsel the lead plaintiffs and lead plaintiffs’ counsel, respectively.

On December 20, 2019, the Delaware Court of Chancery entered into the Delaware Order approving the settlement of the Delaware Action (the “Settlement”). Pursuant to the Settlement, MCC agreed to certain amendments to (i) the MCC Merger Agreement and (ii) the MDLY Merger Agreement, which amendments are reflected in the Amended MCC Merger Agreement and the Amended MDLY Merger Agreement. The Settlement also provides for, if the MCC Merger is consummated, the creation of a settlement fund, consisting of $17 million in cash and $30 million of the Company’s common stock, with the number of shares of the Company’s common stock to be calculated using the pro forma NAV of $6.37 per share as of June 30, 2019, which will be distributed to eligible members of the Settlement Class (as defined in the Settlement). In addition, in connection with the Settlement, on July 29, 2019, MCC entered into a Governance Agreement with FrontFour Capital Group LLC, FrontFour Master Fund, Ltd., FrontFour Capital Corp., FrontFour Opportunity Fund, David A. Lorber, Stephen E. Loukas and Zachary R. George, pursuant to which, among other matters, FrontFour is subject to customary standstill restrictions and required to vote in favor of the MCC Merger at a meeting of stockholders to approve the Amended MCC Merger Agreement. The Settlement also provides for mutual releases between and among FrontFour and the Settlement Class, on the one hand, and the Medley Parties, on the other hand, of all claims that were or could have been asserted in the Delaware Action through September 26, 2019.

The Delaware Court of Chancery also awarded attorney’s fees as follows: (i) an award of $3,000,000 to lead plaintiffs’ counsel and $75,000 to counsel to plaintiff Stephen Altman (the “Therapeutics Fee Award”) and $420,335 of plaintiff counsel expenses payable to the lead plaintiff’s counsel, which were paid on December 23, 2019, and (ii) an award that is contingent upon the closing of the proposed merger transactions (the “Contingent Fee Award”), consisting of:

a.
$100,000 for the agreement by the Company’s board of directors to appoint one independent director of MCC who will be selected by the independent directors of the Company on the board of directors of the post-merger company upon the closing of the Mergers; and

b.	the amount calculated by solving for A in the following formula:

Award[A]=(Monetary Fund[M]+Award[A]-Look Through[L])*Percentage[P]

Whereas

A
shall be the amount of the Additional Fee (excluding the $100,000 award for the agreement by the Company’s board of directors to appoint one independent director of MCC who will be selected by the independent directors of the Company on the board of directors of the post-merger company upon the closing of the Mergers);

M
shall be the sum of (i) the $17 million cash component of the Settlement Fund and (ii) the value of the post-merger company stock component of the Settlement Fund, which shall be calculated as the product of the VPS (as defined below) and 4,709,576.14 (the number of shares of post-merger company’s stock comprising the stock component of the net settlement amount);

L
shall be the amount representing the estimated value of the decrease in shares to be received by eligible class members arising by operation of the change in the “Exchange Ratio” under the Amended MCC Merger Agreement, calculated as follows:

L = ((ES * 68%) - (ES * 66%)) * VPS

Where:

ES    shall be the number of eligible shares;

VPS
shall be the pro forma NAV per share of the post-merger company’s common stock as of the closing as reported in the public disclosure filed nearest in time and after the closing (the “Closing NAV Disclosure”); and

P    shall equal 0.26

The Contingent Fee Award is contingent upon the closing of the MCC Merger. Payment of the Contingent Fee Award will be made in two stages. First, within five (5) business days of the establishment of the Settlement Fund, MCC or its successor shall (i) pay the plaintiffs’ counsel an estimate of the Contingent Fee Award (the “Additional Fee Estimate”), less twenty (20) percent (the “Additional Fee Estimate Payment”), and (ii) deposit the remaining twenty (20) percent of the Additional Fee Estimate into escrow (the “Escrowed Fee”). For purposes of calculating such estimate, MCC or its successor shall use the formula set above, except that VPS shall equal the pro forma NAV of the post-merger company’s common stock as reported in the public disclosure filed nearest in time and prior to the closing (the “Closing NAV Estimate”).

Second, within five (5) business days of the Closing NAV Disclosure (as defined in the Order and Final Judgment), (i) if the Additional Fee is greater than the Additional Fee Estimate Payment, an amount of the Escrowed Fee shall be released to plaintiffs’ counsel such that the total payments made to plaintiffs’ counsel equal the Additional Fee and the remainder of the Escrowed Fee, if any, shall be released to MCC or its successor, (ii) if the Additional Fee is less than the Additional Fee Estimate Payment, plaintiffs’ counsel shall return to MCC or its successor the difference between the Additional Fee Estimate and the Additional Fee and the Escrowed Fee shall be released to MCC or its successor, or (iii) if the Additional Fee is equal to the Additional Fee Estimate Payment, the Escrowed Fee shall be released to MCC or its successor.

On January 17, 2020, MCC and the Company filed a notice of appeal with the Delaware Supreme Court from those provisions of the Order and Final Judgment with respect to the Contingent Fee Award.

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
The following table shows the investment portfolio composition by industry classification at fair value as of December 31, 2019.

	Fair Value	Percentage
Multi-Sector Holdings	$130,278,650	19.3%
High Tech Industries	81,531,661	12.1
Services: Business	81,285,736	12.0
Healthcare & Pharmaceuticals	57,374,851	8.5
Banking, Finance, Insurance & Real Estate	52,049,297	7.7
Construction & Building	39,865,739	5.9
Wholesale	35,186,289	5.2
Aerospace & Defense	34,475,020	5.1
Consumer Goods: Durable	24,214,089	3.6
Hotel, Gaming & Leisure	21,365,163	3.2
Automotive	19,861,655	2.9
Containers, Packaging & Glass	15,655,179	2.3
Transportation: Cargo	12,771,231	1.9
Energy: Oil & Gas	10,007,469	1.5
Chemicals, Plastics & Rubber	9,505,614	1.4
Media: Diversified & Production	9,493,583	1.4
Forest Products & Paper	7,182,914	1.1
Transportation: Consumer	6,877,180	1.0
Capital Equipment	6,537,927	1.0
Environmental Industries	6,414,400	0.9
Consumer Goods: Non-durable	4,721,895	0.7
Metals & Mining	3,258,022	0.5
Media: Broadcasting & Subscription	2,163,218	0.3
Retail	1,846,648	0.3
Media: Advertising, Printing & Publishing	1,700,500	0.3
Total	$675,623,930	100.0%

The following table sets forth certain information for each portfolio company in which we had an investment as of December 31, 2019. Other than these portfolio investments, our only formal relationships with our portfolio companies are the managerial assistance that we may provide upon their request and the board observer or participation rights we may receive in connection with our investment portfolio.

Company(1)(2)	Industry	Type of Investment	Maturity	Par Amount	Cost	Fair Value	% of Net Assets(3)
Non-controlled/non-affiliated investments – 96.0%							$591,062,721
AAAHI Acquisition Corporation	Transportation: Consumer	Senior Secured First Lien Term Loan LIBOR + 6.250%, 1.000% Floor (4)(5)(6)	12/10/2023	$6,966,133	$6,966,133	$6,877,180	1.2%
				6,966,133	6,966,133	6,877,180
Alpine SG, LLC	High Tech Industries	Senior Secured First Lien Delayed Draw Term Loan LIBOR + 6.500%, 1.000% Floor (5)(7)	11/16/2022	6,617,630	6,617,630	6,613,660	1.1%
		Senior Secured First Lien Term Loan LIBOR + 6.500%, 1.000% Floor (5)(6)(7)	11/16/2022	13,398,750	13,398,750	13,390,711	2.3%
				20,016,380	20,016,380	20,004,371
American Dental Partners, Inc.	Healthcare & Pharmaceuticals	Senior Secured Second Lien Term Loan LIBOR + 8.500%, 1.000% Floor (4)(5)	9/25/2023	4,893,750	4,893,750	4,813,492	0.8%
				4,893,750	4,893,750	4,813,492
Amerijet Holdings, Inc.	Transportation: Cargo	Senior Secured First Lien Term Loan LIBOR + 8.000%, 1.000% Floor (5)(7)	7/15/2021	9,847,868	9,847,868	9,847,868	1.7%
				9,847,868	9,847,868	9,847,868
AMMC CLO 22, Limited Series 2018-22A	Multi-Sector Holdings	Subordinated Notes 12.573% effective yield (8)(9)(10)	4/25/2031	7,222,000	5,719,206	5,693,103	1.0%
				7,222,000	5,719,206	5,693,103

Company(1)(2)	Industry	Type of Investment	Maturity	Par Amount	Cost	Fair Value	% of Net Assets(3)
Answers Finance, LLC	High Tech Industries	Common Stock - 389,533 shares (11)		—	5,076,376	802,438	0.1%
				—	5,076,376	802,438
Apidos CLO XXIV, Series 2016-24A	Multi-Sector Holdings	Subordinated Notes 12.285% effective yield (5)(8)(9)(10)	7/20/2027	18,357,647	11,350,063	11,142,247	1.9%
				18,357,647	11,350,063	11,142,247
Avantor, Inc.	Wholesale	Common Stock - 1,867,356 shares (11)(12)		—	32,678,730	33,892,511	5.7%
				—	32,678,730	33,892,511
Aviation Technical Services, Inc.	Aerospace & Defense	Senior Secured Second Lien Term Loan LIBOR + 8.500%, 1.000% Floor (4)(5)	3/31/2022	25,000,000	25,000,000	25,000,000	4.2%
				25,000,000	25,000,000	25,000,000
Black Angus Steakhouses, LLC	Hotel, Gaming & Leisure	Senior Secured First Lien Term Loan LIBOR + 9.000%, 1.000% Floor (4)(5)	4/24/2020	18,225,446	18,225,446	18,215,218	3.1%
		Revolving Credit Facility LIBOR + 9.000%, 1.000% Floor (5)(6)(7)	4/24/2020	2,232,143	2,232,143	2,233,705	0.4%
				20,457,589	20,457,589	20,448,923
BRG Sports, Inc.	Consumer Goods: Durable	Senior Secured First Lien Term Loan LIBOR + 6.250%, 1.000% Floor (5)(7)	6/15/2023	5,337,500	5,337,500	5,331,629	0.9%
				5,337,500	5,337,500	5,331,629
Brook & Whittle Holding Corp.	Containers, Packaging & Glass	Senior Secured First Lien Term Loan LIBOR + 5.250%, 1.000% Floor (4)(5)	10/17/2024	2,937,058	2,937,058	2,924,135	0.5%
		Senior Secured First Lien Delayed Draw Term Loan LIBOR + 5.250%, 1.000% Floor (4)(5)	10/17/2024	690,757	690,757	687,718	0.1%
				3,627,815	3,627,815	3,611,853
Capstone Nutrition Development, LLC	Healthcare & Pharmaceuticals	Units - 11,124.90 units (11)		—	1,112,490	1,112,490	0.2%
				—	1,112,490	1,112,490
Centauri Group Holdings, LLC	High Tech Industries	Senior Secured First Lien Term Loan LIBOR + 5.250%, 1.000% Floor(4)(5)	2/12/2024	10,029,280	10,012,265	10,004,207	1.7%
				10,029,280	10,012,265	10,004,207
CPI International, Inc.	Aerospace & Defense	Senior Secured Second Lien Term Loan LIBOR + 7.250%, 1.000% Floor (5)(7)	7/28/2025	9,900,752	9,876,226	9,475,020	1.6%
				9,900,752	9,876,226	9,475,020
CT Technologies Intermediate Holdings, Inc.	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loan LIBOR + 4.250%, 1.000% Floor (5)(7)	12/1/2021	972,010	863,963	914,856	0.2%
				972,010	863,963	914,856
DataOnline Corp.	High Tech Industries	Senior Secured First Lien Term Loan LIBOR + 5.500%, 1.000% Floor (4)(5)(6)	11/13/2025	15,000,000	15,000,000	15,000,000	2.5%
				15,000,000	15,000,000	15,000,000
Dermatologists of Southwestern Ohio, LLC	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loan LIBOR + 6.500%, 1.000% Floor (5)(7)	4/20/2022	2,444,307	2,444,307	2,416,686	0.4%
		Senior Secured First Lien Delayed Draw Term Loan LIBOR + 6.500%, 1.000% Floor (5)(7)	4/20/2022	927,413	927,413	916,934	0.2%
				3,371,720	3,371,720	3,333,620
DirectBuy Home Improvement, Inc.	Retail	Subordinated notes LIBOR + 6.500%, 1.000% Floor (4)	6/20/2022	260,919	248,270	260,919	0.0%
		Common Stock - 191,678 shares (11)		—	75,340	61,337	0.0%
				260,919	323,610	322,256
Dryden 38 Senior Loan Fund, Series 2015-38A	Multi-Sector Holdings	Subordinated Notes 12.678% effective yield (8)(9)(10)	7/15/2027	7,000,000	4,715,290	4,664,800	0.8%
				7,000,000	4,715,290	4,664,800

Company(1)(2)	Industry	Type of Investment	Maturity	Par Amount	Cost	Fair Value	% of Net Assets(3)
Dryden 43 Senior Loan Fund, Series 2016-43A	Multi-Sector Holdings	Subordinated Notes 10.956% effective yield (5)(8)(9)(10)	7/20/2029	3,620,000	2,747,203	2,268,286	0.4%
				3,620,000	2,747,203	2,268,286
Dryden 49 Senior Loan Fund, Series 2017-49A	Multi-Sector Holdings	Subordinated Notes 9.486% effective yield (5)(8)(9)(10)	7/18/2030	17,233,288	13,515,790	11,498,222	1.9%
				17,233,288	13,515,790	11,498,222
First Boston Construction Holdings, LLC	Banking, Finance, Insurance & Real Estate	Senior secured first lien notes 12.000% (5)	2/23/2023	9,217,625	9,217,625	9,217,625	1.6%
		Preferred Equity - 2,304,406 units (5)(11)		—	2,304,406	2,304,406	0.4%
				9,217,625	11,522,031	11,522,031
Friedrich Holdings, Inc.	Construction & Building	Senior Secured First Lien Term Loan LIBOR + 6.000%, 1.000% Floor (5)(7)	2/7/2023	10,527,100	10,527,100	10,527,100	1.8%
				10,527,100	10,527,100	10,527,100
GK Holdings, Inc.	Services: Business	Senior Secured Second Lien Term Loan LIBOR + 10.250%, 1.000% Floor (4)	1/20/2022	10,000,000	10,000,000	7,048,000	1.2%
				10,000,000	10,000,000	7,048,000
Golden West Packaging Group LLC	Forest Products & Paper	Senior Secured First Lien Term Loan LIBOR + 5.750%, 1.000% Floor (5)(7)	6/20/2023	1,427,655	1,427,655	1,417,661	0.2%
				1,427,655	1,427,655	1,417,661
Holland Acquisition Corp.	Energy: Oil & Gas	Senior Secured First Lien Term Loan LIBOR + 9.000%, 1.000% Floor (4)(13)	5/29/2020	4,400,696	4,260,117	1,100,174	0.2%
				4,400,696	4,260,117	1,100,174
Hylan Datacom & Electrical LLC	Construction & Building	Senior Secured First Lien Term Loan LIBOR + 9.500%, 1.000% Floor (4)(5)	7/25/2021	14,548,297	14,548,297	11,638,638	2.0%
				14,548,297	14,548,297	11,638,638
IHS Intermediate, Inc.	Services: Business	Senior Secured Second Lien Term Loan LIBOR + 8.250%, 1.000% Floor (4)(13)	7/20/2022	25,000,000	25,000,000	1,750,000	0.3%
				25,000,000	25,000,000	1,750,000
Impact Group, LLC	Services: Business	Senior Secured First Lien Term Loan LIBOR + 6.500%, 1.000% Floor (4)(5)	6/27/2023	5,796,354	5,796,354	5,458,427	0.9%
				5,796,354	5,796,354	5,458,427
Interflex Acquisition Company, LLC	Containers, Packaging & Glass	Senior Secured First Lien Term Loan LIBOR + 9.000%, 1.000% Floor (5)(7)	8/18/2022	12,635,953	12,635,953	12,043,326	2.0%
				12,635,953	12,635,953	12,043,326
Iqor US Inc.	Services: Business	Senior Secured First Lien Term Loan LIBOR + 5.000%, 1.000% Floor (4)(7)	4/1/2021	19,815,331	19,012,372	17,027,313	2.9%
				19,815,331	19,012,372	17,027,313
Isagenix International, LLC	Wholesale	Senior Secured First Lien Term Loan LIBOR + 5.750%, 1.000% Floor (4)(5)	6/16/2025	1,848,782	1,841,180	1,293,778	0.2%
				1,848,782	1,841,180	1,293,778
Isola USA Corp.	High Tech Industries	Senior Secured Second Lien Term Loan LIBOR + 9.500%, 1.000% Floor, PIK (4)(6)(13)	1/2/2023	10,237,487	7,578,468	7,187,740	1.2%
		Common Units - 10,283,782 units (9)(11)		—	—	—	0.0%
				10,237,487	7,578,468	7,187,740
JFL-WCS Partners, LLC	Environmental Industries	Preferred Units - 618,876 6.000%, PIK (5)(9)		—	618,876	618,876	0.1%
		Common Units - 68,764 units (5)(9)(11)		—	68,764	1,461,923	0.2%
				—	687,640	2,080,799

Company(1)(2)	Industry	Type of Investment	Maturity	Par Amount	Cost	Fair Value	% of Net Assets(3)
Keystone Acquisition Corp.	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loan LIBOR + 5.250%, 1.000% Floor (4)(5)	5/1/2024	1,802,571	1,741,353	1,757,507	0.3%
		Senior Secured Second Lien Term Loan LIBOR + 9.250%, 1.000% Floor (4)(5)	5/1/2025	7,000,000	6,904,682	6,869,800	1.2%
				8,802,571	8,646,035	8,627,307
L&S Plumbing Partnership, Ltd.	Construction & Building	Senior Secured First Lien Term Loan LIBOR + 7.500%, 1.000% Floor (4)(5)	2/15/2022	7,535,892	7,535,892	7,579,600	1.3%
				7,535,892	7,535,892	7,579,600
Magnetite XIX, Limited	Multi-Sector Holdings	Subordinated Notes LIBOR + 7.610% (4)(8)(9)(10)	7/17/2030	2,000,000	1,874,937	1,757,368	0.3%
		Subordinated Notes 8.407% effective yield (5)(8)(9)(10)	7/17/2030	13,730,209	10,427,732	8,857,783	1.5%
				15,730,209	12,302,669	10,615,151
Manna Pro Products, LLC	Consumer Goods: Non-durable	Senior Secured First Lien Term Loan LIBOR + 6.000%, 1.000% Floor (5)(7)	12/8/2023	4,083,333	4,083,333	3,924,900	0.7%
		Senior Secured First Lien Delayed Draw Term Loan LIBOR + 6.000%, 1.000% Floor (5)(7)	12/8/2023	829,167	829,167	796,995	0.1%
				4,912,500	4,912,500	4,721,895
Midwest Physician Administrative Services, LLC	Healthcare & Pharmaceuticals	Senior Secured Second Lien Term Loan LIBOR + 7.000%, 1.000% Floor (7)	8/15/2025	1,950,000	1,881,156	1,862,250	0.3%
				1,950,000	1,881,156	1,862,250
Novetta Solutions, LLC	High Tech Industries	Senior Secured Second Lien Term Loan LIBOR + 8.500%, 1.000% Floor (7)	10/16/2023	11,000,000	10,938,515	10,585,300	1.8%
				11,000,000	10,938,515	10,585,300
Offen Inc.	Transportation: Cargo	Senior Secured First Lien Term Loan LIBOR + 5.000% (4)(6)	6/21/2026	2,923,363	2,886,299	2,923,363	0.5%
				2,923,363	2,886,299	2,923,363
Path Medical, LLC	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loan LIBOR + 9.500%, 1.000% Floor, PIK (5)(7)	10/11/2021	17,601,348	17,340,449	16,328,771	2.8%
		Senior Secured First Lien Term Loan LIBOR + 10.000%, 1.000% Floor (5)(6)(7)	10/11/2021	328,000	328,000	327,836	0.1%
		Warrants - 36,716 warrants(5)(11)	1/9/2027	—	669,709	—	0.0%
				17,929,348	18,338,158	16,656,607
PetroChoice Holdings, Inc.	Chemicals, Plastics & Rubber	Senior Secured Second Lien Term Loan LIBOR + 8.750%, 1.000% Floor (4)(5)	8/21/2023	9,000,000	9,000,000	8,422,200	1.5%
				9,000,000	9,000,000	8,422,200
Polymer Solutions Group Holdings, LLC	Chemicals, Plastics & Rubber	Senior Secured First Lien Term Loan LIBOR + 6.750%, 1.000% Floor (5)(7)	6/30/2021	1,090,722	1,090,722	1,083,414	0.2%
				1,090,722	1,090,722	1,083,414
Project Silverback Holdings Corp.	High Tech Industries	Senior Secured First Lien Term Loan LIBOR + 3.500%, 1.000% Floor (4)	8/21/2024	4,887,500	4,338,566	4,257,990	0.7%
				4,887,500	4,338,566	4,257,990
Proppants Holdings, LLC	Energy: Oil & Gas	Common Units - 161,852 units (11)		—	874,363	809,260	0.1%
		Common Units - 161,852 units (11)		—	8,832	8,093	0.0%
				—	883,195	817,353
PT Network, LLC	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loan LIBOR + 5.500%, 1.000% Floor (4)(5)	11/30/2023	7,969,098	7,511,671	7,450,310	1.4%
		Membership Units - 1.441 units (5)(11)		—	—	—	0.1%
				7,969,098	7,511,671	7,450,310

Company(1)(2)	Industry	Type of Investment	Maturity	Par Amount	Cost	Fair Value	% of Net Assets(3)
RateGain Technologies, Inc.	Hotel, Gaming & Leisure	Subordinated Notes (5)(11)	7/31/2020	440,050	440,050	440,050	0.1%
		Subordinated Notes (5)(11)	7/31/2021	476,190	476,190	476,190	0.1%
				916,240	916,240	916,240
Redwood Services Group, LLC	Services: Business	Senior Secured First Lien Term Loan LIBOR + 6.000%, 1.000% Floor (4)(5)	6/6/2023	22,837,649	22,837,649	22,791,974	3.9%
		Revolving Credit Facility LIBOR + 6.000%, 1.000% Floor (4)(5)(6)	6/6/2023	1,150,000	1,150,000	1,148,562	0.2%
				23,987,649	23,987,649	23,940,536
Resolute Investment Managers, Inc.	Banking, Finance, Insurance & Real Estate	Senior Secured Second Lien Term Loan LIBOR + 7.500%, 1.000% Floor (4)(5)	4/30/2023	7,950,000	7,914,608	7,950,000	1.3%
				7,950,000	7,914,608	7,950,000
Rhombus Cinema Holdings, LP	Media: Diversified & Production	Preferred Equity 10.000% - 7,449 shares (5)(9)		—	4,584,207	2,979,615	0.5%
		Common Units - 3,163 units (5)(8)(11)		—	3,162,793	—	0.0%
				—	7,747,000	2,979,615
SavATree, LLC	Environmental Industries	Senior Secured First Lien Term Loan LIBOR + 5.000%, 1.000% Floor (4)(5)	6/2/2022	4,333,601	4,333,601	4,333,601	0.7%
				4,333,601	4,333,601	4,333,601
SFP Holding, Inc.	Construction & Building	Senior Secured First Lien Term Loan LIBOR + 6.250%, 1.000% Floor (5)(6)(11)	9/1/2022	9,367,373	9,367,373	9,367,373	1.6%
		Senior Secured First Lien Delayed Draw Term Loan LIBOR + 6.250%, 1.000% Floor (5)(6)(11)	9/1/2022	161,625	161,625	161,625	0.0%
		Equity - 0.803% of outstanding equity (5)(11)		—	657,115	591,403	0.1%
				9,528,998	10,186,113	10,120,401
Shift4 Payments, LLC	Banking, Finance, Insurance & Real Estate	Senior Secured Second Lien Term Loan LIBOR + 4.500%, 1.000% Floor (4)(5)	11/29/2024	3,491,094	3,474,373	3,502,266	0.6%
		Senior Secured Second Lien Term Loan LIBOR + 8.500%, 1.000% Floor (4)(5)	11/28/2025	9,950,000	9,875,970	9,950,000	1.7%
				13,441,094	13,350,343	13,452,266
Ship Supply Acquisition Corporation	Services: Business	Senior Secured First Lien Term Loan LIBOR + 8.000%, 1.000% Floor (4)(5)(13)	7/31/2020	21,799,085	21,427,121	—	0.0%
				21,799,085	21,427,121	—
Simplified Logistics, LLC	Services: Business	Senior Secured First Lien Term Loan LIBOR + 6.500%, 1.000% Floor (4)(5)(6)	2/28/2022	18,481,420	18,481,420	18,481,420	3.1%
				18,481,420	18,481,420	18,481,420
SMART Financial Operations, LLC	Retail	Preferred Equity - 1,000,000 units (5)(9)(11)		—	1,000,000	760,000	0.1%
				—	1,000,000	760,000
Smile Doctors, LLC	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loan LIBOR + 6.000%, 1.000% Floor (4)(5)	10/6/2022	8,250,167	8,250,167	8,078,563	1.4%
		Senior Secured First Lien Delayed Draw Term Loan LIBOR + 6.000%, 1.000% Floor (4)(5)(6)	10/6/2022	4,642,608	4,642,608	4,525,356	0.8%
				12,892,775	12,892,775	12,603,919
Sound Point CLO XX, Ltd.	Multi-Sector Holdings	Subordinated Notes 12.370% effective yield (5)(8)(9)(10)	7/26/2031	4,489,000	3,895,539	3,736,644	0.6%
				4,489,000	3,895,539	3,736,644
Starfish Holdco, LLC	High Tech Industries	Senior Secured Second Lien Term Loan LIBOR + 9.000%, 1.000% Floor (5)(7)	8/18/2025	4,000,000	3,957,111	3,862,000	0.7%
				4,000,000	3,957,111	3,862,000

Company(1)(2)	Industry	Type of Investment	Maturity	Par Amount	Cost	Fair Value	% of Net Assets(3)
Sungard AS New Holdings, LLC	Services: Business	Senior Secured First Lien Term Loan LIBOR + 4.000%, 1.000% Floor, 2.500% PIK (4)	11/3/2022	4,994,410	4,994,410	4,078,935	0.7%
		Senior Secured First Lien Term Loan LIBOR + 7.500%, 1.000% Floor (4)	2/3/2022	714,915	698,047	693,467	0.1%
		Membership units - 73,135 units (11)		—	2,163,076	2,163,041	0.4%
				5,709,325	7,855,533	6,935,443
Team Car Care, LLC	Automotive	Senior Secured First Lien Term Loan LIBOR + 8.000%, 1.000% Floor (4)	2/23/2023	14,091,320	14,091,319	13,926,451	2.4%
				14,091,320	14,091,319	13,926,451
Techniplas, LLC	Automotive	Senior Secured First Lien Notes 10.000% (8)	5/1/2020	6,000,000	6,000,000	5,137,200	0.9%
				6,000,000	6,000,000	5,137,200
Tensar Corporation	Capital Equipment	Senior Secured First Lien Term Loan LIBOR + 4.750%, 1.000% Floor, 3.000% PIK (4)	7/9/2021	6,900,187	6,778,258	6,537,927	1.1%
				6,900,187	6,778,258	6,537,927
The Imagine Group LLC	Media: Advertising, Printing & Publishing	Senior Secured Second Lien Term Loan LIBOR + 8.750%, 1.000% Floor (5)(7)(13)	6/21/2023	8,950,000	8,623,411	1,700,500	0.3%
				8,950,000	8,623,411	1,700,500
The Octave Music Group, Inc.	Media: Diversified & Production	Senior Secured Second Lien Term Loan LIBOR + 8.250%, 1.000% Floor (5)(7)	5/27/2022	6,532,258	6,532,258	6,513,968	1.1%
				6,532,258	6,532,258	6,513,968
True Religion Apparel, Inc.	Retail	Senior Secured First Lien Term Loan 10.000% (13)	10/27/2022	179,896	134,083	23,386	0.0%
		Common Stock - 2,448 shares(11)		—	—	—	0.0%
		Warrants - 1,122 warrants (11)		—	—	—	0.0%
				179,896	134,083	23,386
Velocity Pooling Vehicle, LLC	Automotive	Senior Secured First Lien Term Loan LIBOR + 11.000%, 1.000% Floor (4)(5)	4/28/2023	794,055	747,813	704,803	0.1%
		Common units - 4,676 units (5)(11)		—	259,938	17,956	0.0%
		Warrants - 5,591 warrants(5)(11)	3/30/2028	—	310,802	21,469	0.0%
				794,055	1,318,553	744,228
Vertafore, Inc.	High Tech Industries	Senior Secured Second Lien Term Loan LIBOR + 7.250%, 1.000% Floor (5)(7)	7/2/2026	9,950,000	9,818,168	9,827,615	1.7%
				9,950,000	9,818,168	9,827,615
VOYA CLO 2016-2, LTD.	Multi-Sector Holdings	Subordinated Notes 6.704% effective yield (5)(8)(9)(10)	7/19/2028	11,088,290	8,296,086	6,199,335	1.0%
				11,088,290	8,296,086	6,199,335
VOYA CLO 2015-2, LTD.	Multi-Sector Holdings	Subordinated Notes 16.348% effective yield (5)(8)(9)(10)	7/19/2028	10,735,659	6,716,495	6,026,473	1.0%
				10,735,659	6,716,495	6,026,473
Walker Edison Furniture Company LLC	Consumer Goods: Durable	Senior Secured First Lien Term Loan LIBOR + 6.500%, 1.000% Floor (4)(5)	9/26/2024	14,625,000	14,625,000	14,771,250	2.5%
		Common units - 2,000 units (5)(9)(11)		—	2,000,000	4,111,210	0.7%
				14,625,000	16,625,000	18,882,460
Watermill-QMC Midco, Inc.	Automotive	Equity - 1.62% partnership interest (5)(9)(11)		—	902,277	53,776	0.0%
				—	902,277	53,776

Total non-controlled/non-affiliated investments					$651,393,473	$567,402,503	96.0%

Company(1)(2)	Industry	Type of Investment	Maturity	Par Amount	Cost	Fair Value	% of Net Assets(3)
Controlled/affiliated investments - 18.3%		(14)
1888 Industrial Services, LLC	Energy: Oil & Gas	Revolving Credit Facility LIBOR + 5.000%, 1.000% Floor (4)(5)(6)	9/30/2021	1,183,094	1,183,094	1,183,094	0.2%
		Senior Secured First Lien Term Loan LIBOR + 5.000%, 1.000% Floor (4)(5)	9/30/2021	3,315,574	3,315,574	3,315,574	0.6%
		Senior Secured First Lien Term Loan LIBOR + 8.000%, 1.000% Floor, PIK (4)(5)(13)	9/30/2021	8,454,467	6,816,029	2,113,617	0.4%
		Senior Secured First Lien Term Loan LIBOR + 5.000%, 1.000% Floor (4)(5)	6/30/2021	416,940	416,940	416,940	0.1%
		Senior Secured First Lien Term Loan LIBOR + 5.000%, 1.000% Floor (4)(5)	9/19/2020	79,986	79,986	79,986	0.0%
		Senior Secured First Lien Term Loan LIBOR + 5.000%, 1.000% Floor (4)(5)	9/19/2020	288,300	288,300	288,300	0.0%
		Units - 7,546.76 units (5)(11)		—	—	—	0.0%
				13,738,361	12,099,923	7,397,511
Access Media Holdings, LLC	Media: Broadcasting & Subscription	Senior Secured First Lien Term Loan 10.000% PIK (5)(7)(13)	7/22/2020	9,005,670	7,458,342	2,251,418	0.4%
		Common Stock - 140 units (5)(9)(11)		—	—	—	0.0%
		Preferred Equity - 1,400,000 units (5)(9)(11)		—	1,400,000	—	0.0%
		Preferred Equity - 700,000 units (5)(9)(11)		—	700,000	—	0.0%
		Preferred Equity - 849,800 units (5)(6)(9)(11)		—	849,800	(88,200)	0.0%
				9,005,670	10,408,142	2,163,218
Caddo Investors Holdings 1 LLC	Forest Products & Paper	Equity - 12.250% LLC Interest (5)(9)(15)		—	5,027,482	5,765,253	1.0%
				—	5,027,482	5,765,253
Charming Charlie LLC	Retail	Senior Secured First Lien Term Loan LIBOR + 10.000%, 1.000% Floor (4)(13)	4/24/2023	3,412,549	3,121,470	—	0.0%
		Senior Secured First Lien Term Loan LIBOR + 10.000%, 1.000% Floor (4)(13)	4/24/2023	4,178,224	2,737,658	—	0.0%
		Senior Secured First Lien Term Loan 20.000%	5/15/2020	150,642	150,642	112,981	0.0%
		Senior Secured First Lien Delayed Draw Term Loan 20.000% (7)(13)	5/15/2020	837,367	837,367	628,025	0.1%
		Common Stock - 34,923,249 shares (11)		—	—	—	0.0%
				8,578,782	6,847,137	741,006
Dynamic Energy Services International LLC	Energy: Oil & Gas	Senior Secured First Lien Term Loan 13.500% PIK(5)(7)(13)	12/31/2021	6,089,982	4,449,025	692,431	0.1%
		Common Units - 6,500,000 units (5)(11)		—	—	—	0.0%
				6,089,982	4,449,025	692,431
Kemmerer Operations, LLC	Metals & Mining	Senior Secured First Lien Term Loan 15.000% PIK	6/21/2023	1,834,227	1,834,227	1,834,227	0.3%
		Senior Secured First Lien Delayed Draw Term Loan 15.000% PIK (6)	6/21/2023	461,035	461,035	461,035	0.1%
		Common Units - 6.7797 units (11)		—	962,717	962,760	0.2%
				2,295,262	3,257,979	3,258,022
MCM 500 East Pratt Holdings, LLC	Banking, Finance, Insurance & Real Estate	Equity - 5,000,000 units (9)(11)		—	5,000,000	7,350,000	1.2%
				—	5,000,000	7,350,000

Company(1)(2)	Industry	Type of Investment	Maturity	Par Amount	Cost	Fair Value	% of Net Assets(3)
MCM Capital Office Park Holdings LLC	Banking, Finance, Insurance & Real Estate	Equity - 7,500,000 units (9)(11)		—	7,500,000	11,775,000	2.0%
				—	7,500,000	11,775,000
Sierra Senior Loan Strategy JV I LLC	Multi-Sector Holdings	Equity - 87.5% ownership of SIC Senior Loan Strategy JV I LLC (6)(9)(15)		92,050,000	92,050,000	68,434,389	11.6%
				92,050,000	92,050,000	68,434,389
TwentyEighty, Inc.	Services: Business	Common Units - 58,098 units(11)		—	—	644,597	0.1%
				—	—	644,597

Total controlled/affiliated investments					$146,639,688	$108,221,427	18.3%

Money Market Fund - 32.5%
State Street Institutional Liquid Reserves Fund		Money Market 1.730%(12)		82,288,653	82,296,916	82,296,882	13.9%
Federated Institutional Prime Obligations Fund		Money Market 1.740% (12)		109,958,375	109,958,375	109,958,375	18.6%
Total money market fund				$192,247,028	$192,255,291	$192,255,257	32.5%

(1)
All of the Company's investments are domiciled in the United States except for AMMC CLO 22, Limited Series 2018-22A, Apidos CLO XXIV, Series 2016-24A, Dryden 38 Senior Loan Fund, Series 2015-38A, Dryden 43 Senior Loan Fund, Series 2016-43A, Dryden 49 Senior Loan Fund, 2017-49A, Magnetite XIX, Limited, Sound Point CLO XX, Ltd., VOYA CLO 2016-2, LTD., and VOYA CLO 2015-2, LTD., which are all domiciled in the Cayman Islands. All foreign investments were denominated in US Dollars.

(2)	Unless otherwise indicated, all securities are valued using significant unobservable inputs, which are categorized as Level 3 assets under the definition of ASC 820 fair value hierarchy.

(3)	Percentage is based on net assets of $591,062,721 as of December 31, 2019.

(4)	The interest rate on these loans is subject to a base rate plus 3 Month "3M" LIBOR, which at December 31, 2019 was 1.91%. The interest rate is subject to a minimum LIBOR floor.

(5)	An affiliated fund that is managed by an affiliate of SIC Advisors LLC also holds an investment in this security.

(6)	The investment has an unfunded commitment as of December 31, 2019. For further details see Note 11. Fair value includes an analysis of the unfunded commitment.

(7)	The interest rate on these loans is subject to a base rate plus 1 Month "1M" LIBOR, which at December 31, 2019 was 1.76%. The interest rate is subject to a minimum LIBOR floor.

(8)
Securities are exempt from registration under Rule 144A of the Securities Act of 1933. These securities represent a fair value of $66,981,461 or 11.3% of net assets as of December 31, 2019 and are considered restricted securities.

(9)	The investment is not a qualifying asset under Section 55 of the Investment Company Act of 1940 (the "1940 Act"). Non-qualifying assets represent 27.9% of the Company's portfolio at fair value.

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

(11)	Security is non-income producing.

(12)	Represents securities in Level 1 in the ASC 820 table (see Note 4).

(13)	The investment was on non-accrual status as of December 31, 2019.

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

As of December 31, 2019, the weighted average yield based upon original cost on our portfolio investments was approximately 9.6%, and approximately 69% of our portfolio investments were senior secured. As of December 31, 2019, 95.5% of our income-bearing investment portfolio bore interest based on floating rates, such as LIBOR or the Alternate Base Rate ("ABR"), and 4.5% bore interest at fixed rates. The weighted average yield on income-producing investments is computed based upon the contractual interest payments and principal amortizations due at maturity for each individual investment, which amount is divided by the total cost borne by us on such income-producing investments as of the end of the applicable reporting period. The yield on our portfolio investments is higher than what our investors will realize because it does not reflect our expenses and the sales load paid by investors.
Overview of Portfolio Companies
Set forth below is a brief description of the business of our portfolio companies as of December 31, 2019.

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

Avantor, Inc.	Avantor, Inc. is a global provider of products and services to the biopharma, healthcare, education & government, and advanced technologies & applied materials industries.
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

Centauri Group Holdings, LLC
Centauri Group Holdings, LLC, Founded in 2006 and headquartered in McLean, VA, primarily assists “First Customer” (the CIA) operatives in the field with gathering intelligence, planning missions and performing mission assessments, among other services.

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
CT Technologies Intermediate Holdings, Inc.
CT Technologies Intermediate Holdings, Inc., founded in 1976 and located in Alpharetta, GA, is a provider of outsourced release-of-information services, which involves the interaction between healthcare providers, who possess protected medical information, and authorized requestors, who are entitled to receive that information for various commercial, legal, or personal purposes.

DataOnline Corp.
DataOnline Corp ("DataOnline") is a global provider of M2M solutions specifically for the monitoring of both fixed and mobile remote industrial assets. DataOnline specializes in robust and reliable devices & sensors, remote data collection, global wireless communications & web-based applications.

DirectBuy Home Improvement, Inc.
DirectBuy Home Improvement, Inc. is a members only online retailer headquartered in Merrillville, Indiana and was founded in 1971. Members pay a fee, which entitles them to buy products at a discount, directly from the manufacturer and its authorized suppliers.

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

Portfolio Company	Brief Description of Portfolio Company
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

Kemmerer Operations, LLC	Kemmerer Operations, LLC, location in Wyoming, is a producer of high-value thermal coal and surface-mined coal.
Keystone Acquisition Corp.	Keystone Acquisition Corp. provides care and quality management to public and commercial clients in the healthcare industry.
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

Midwest Physician Administrative Services, LLC	Midwest Physician Administrative Services, LLC, headquartered in Downers Grove, Illinois is the largest independent, for-profit, multi-specialty physician group in the United States.
Novetta Solutions, LLC
Novetta Solutions, LLC, headquartered in McLean, VA, is an advanced analytics company focused on technology-intensive national security solutions, providing services to government and commercial organizations.

Offen Inc.	Offen, Inc., headquartered in Commerce City, Colorado, is a wholesaler and distributor of motor fuel and related products, delivering over 1B gallons of fuel per year.
Path Medical, LLC
Path Medical, LLC, founded in 1993, is a provider of fully-integrated acute trauma treatment and diagnostic imaging solutions to patients injured in automobile and non-work related accidents throughout Florida.

PetroChoice Holdings, Inc.	PetroChoice Holdings, Inc. is a distributor of US lubricants and services primarily serving the Northeastern and Midwestern United States.
Polymer Solutions Group Holdings, LLC	Polymer Solutions Group Holdings, LLC, formed in 2015, is a portfolio of companies that deliver customer-centric solutions that improve the customers’ products, processes and performance.

Portfolio Company	Brief Description of Portfolio Company
Proppants Holdings, LLC	Proppants Holdings, LLC is a manufacturer and provider of high-quality and innovative raw and resin coated frac sand for use in the oil and gas industry.
Project Silverback Holdings Corp.	Project Silverback Holdings Corp. is a quality management software provider via on-premise and cloud based solutions, established in 1994.
PT Network, LLC	PT Network, LLC (d/b/a Pivot Physical Therapy), is a regional outpatient physical therapy and sports medicine operator with clinics in most of the Mid-Atlantic region.
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

Simplified Logistics, LLC	Simplified Logistics, LLC is a Westlake, OH based provider of asset-light transportation management services focused on primarily managing less-than-truckload freight.
SMART Financial Operations, LLC	SMART Financial Operations, LLC, headquartered in Orlando, FL, is a specialty retail platform initially comprised of three distinct retail pawn store chains and a pawn industry consulting firm.
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

Sungard AS New Holdings, LLC
Sungard AS New Holdings, LLC is a provider of IT disaster recovery and availability services, offering a range of services including, managed disaster recovery, managed IT services, IT consulting and business continuity management.

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

Tensar Corporation
Tensar Corporation is a leading developer and manufacturer of proprietary, highly-engineered non-traditional site development solutions used for roadway reinforcement, earth retention, foundation support, and erosion and sediment control.

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
VOYA CLO 2015-2, LTD.
VOYA CLO 2015-2, LTD. is a collateralized loan obligation vehicle invested in a diversified portfolio of primarily senior secured first lien bank loans and, to a limited extent, senior unsecured loans, second lien loans and first lien last, out loans.

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
Base Management Fee
The base management fee is calculated at an annual rate of 1.75% of our gross assets payable quarterly in arrears. For purposes of calculating the base management fee, the term “gross assets” includes any assets acquired with the proceeds of leverage. The Adviser benefits when we incur debt or use leverage. The base management fee is calculated based on our gross assets at the end of each completed calendar quarter. Base management fees for any partial quarter are appropriately pro-rated.
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

•
All of our pre-incentive fee net investment income, if any, that exceeds the preferred quarterly return, but is less than or equal to 2.1875% on our net assets at the end of the immediately preceding fiscal quarter in any quarter, is payable to the Adviser. We refer to this portion of our subordinated incentive fee on income as the catch up. It is intended to provide an incentive fee of 20% on all of our pre-incentive fee net investment income when our pre-incentive fee net investment income exceeds 2.1875% on our net assets at the end of the immediately preceding fiscal quarter in any quarter.

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

Indemnification of Our Advisor
The Investment Advisory Agreement provides that the Adviser and its officers, directors, persons associated with SIC Advisors, stockholders (and owners of the stockholders), controlling persons and agents are entitled to indemnification from us for any damages, liabilities, costs and expenses (including reasonable attorneys’ fees and amounts reasonably paid in settlement) incurred by them in or by reason of any pending, threatened or completed action, suit, investigation or other proceedings arising out of or otherwise based on the performance of any of SIC Advisors’ duties or obligations under the Investment Advisory Agreement, as applicable, or otherwise as our investment adviser, (i) to the extent such damages, liabilities, cost and expenses (A) are not fully reimbursed by insurance and (B) do not arise by reason of willful misfeasance, bad faith, or gross negligence in SIC Advisors’ performance of such duties or obligations, or SIC Advisors’ reckless disregard of such duties or obligations, and (ii) otherwise to the fullest extent such indemnification is consistent with the provisions of our articles of incorporation, the 1940 Act, the laws of the State of Maryland and other applicable law.
The Investment Advisory Agreement further provides that SIC Advisors and its officers, directors, persons associated with SIC Advisors, stockholders (and owners of the stockholders), controlling persons and agents are not entitled to indemnification for any liability or loss suffered by them, nor will they be held harmless for any loss or liability suffered by us, unless (i) the indemnified party has determined, in good faith, that the course of conduct which caused the loss or liability was in our best interests; (ii) SIC Advisors was acting on behalf of or performing services for us; (iii) such liability or loss was not the result of misconduct or negligence by SIC Advisors; and (iv) such indemnification or agreement to hold harmless is recoverable only out of our net assets and not from stockholders.
Term; Effective Date
The Investment Advisory Agreement was initially approved by our board of directors on April 5, 2012 and, pursuant to the 1940 Act, remained in effect for an initial period of two years from its effective date. The Investment Advisory Agreement became effective on April 17, 2012, the date that we met our minimum offering requirement. Most recently, on April 4, 2019, our board of directors, at an in-person meeting, approved the renewal of the Investment Advisory Agreement for an additional one-year term. Unless earlier terminated pursuant to its terms, the Investment Advisory Agreement will remain in effect from year-to-year thereafter if approved annually at an in-person meeting of our board of directors by a majority of our directors who are not "interested persons" (as defined in Section 2(a)(19) of the 1940 Act) of the Company or the Adviser, and either our board of directors or the holders of a majority of our outstanding voting securities.

At its in-person meeting of our board of directors held on April 4, 2019, our board of directors, including all of the independent directors, considered the re-approval of the Investment Advisory Agreement. In advance of that meeting, the independent directors met separately on multiple occasions with their independent counsel. At those meetings, the independent directors reviewed a significant amount of information, which had been furnished by SIC Advisors at the request of independent counsel on behalf of the independent directors. The independent directors met on March 28, 2019, with SIC Advisors’ Investment Team to review SIC Advisors’ investment process and, on March 29, 2019, with SIC Advisors’ senior management to discuss, among other things, whether any changes to the advisory fee schedule would be appropriate at this time.

In its consideration of the Investment Advisory Agreement, the board of directors focused on information it had received relating to, among other things: (a) the nature, quality and extent of the advisory and other services to be provided to us by SIC Advisors; (b) the Company’s investment performance and investment performance of SIC Advisors (c) comparative data with respect to advisory fees or similar expenses paid by other BDCs with similar investment objectives and strategies; (d) our projected operating expenses and expense ratio compared to BDCs with similar investment objectives; (e) any existing and potential sources of indirect income to SIC Advisors and its affiliates from its relationships with us and the profitability of those relationships; (f) information about the services to be performed and the personnel performing such services under the Investment Advisory Agreement; (g) the organizational capability and financial condition of SIC Advisors and its affiliates; (h) possible economies of scale arising from our size and/or anticipated growth; and (i) possible alternative fee structures or bases for determining fees. Our board of directors took into consideration that its investment performance generally was below that of BDCs with similar investment objectives and strategies and that its advisory fees and operating expense generally were higher than those of BDCs with similar investment objectives and strategies. Our board of directors also considered management’s discussion of the Company’s relative investment performance and expenses.

Based on the information reviewed and discussions with management, the board of directors, including all of the independent directors, concluded that the investment management fee rates and terms were reasonable in relation to the services to be provided and unanimously approved the Investment Advisory Agreement for a period of one additional year, which will expire on April 17, 2020. No single factor was determinative of the decision of our board of directors to approve the Investment Advisory Agreement, and individual directors may have weighed certain factors differently. Throughout the process, the independent directors were advised by independent counsel. In accordance with the 1940 Act, we may terminate the Investment Advisory Agreement with SIC Advisors upon 60 days’ written notice. The decision to terminate the agreement may be made by a majority of our independent directors or the holders of a majority of the outstanding shares of our common stock. In addition, SIC Advisors may terminate the Investment Advisory Agreement with us upon 120 days’ written notice.
Annual Board Approval of the Investment Advisory Agreement
Our board of directors, including a majority of independent directors, annually reviews the compensation the Company pays to Medley to determine that the provisions of the Investment Advisory Agreement are carried out satisfactorily and to determine, among other things, whether the fees payable under such agreement are reasonable in light of the services provided. Our board of directors reviews the methodology employed in determining how the expenses are allocated to the Company and the proposed allocation of administrative expenses among the Company and certain affiliates of Medley. Our board of directors then assesses the reasonableness of such reimbursements for expenses allocated to the Company based on the breadth, depth and quality of such services as compared to the estimated cost to the Company of obtaining similar services from third-party service providers known to be available. In addition, our board of directors considers whether any single third-party service provider would be capable of providing all such services at comparable cost and quality. Finally, our board of directors compares the total amount paid to Medley for such services to amounts paid by other comparable BDCs to their investment advisers for similar services.
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
Term; Effective Date
The Administration Agreement was initially approved by our board of directors on April 5, 2012 and, pursuant to the 1940 Act, remained in effect for an initial period of two years from its effective date. The Administration Agreement became effective on April 17, 2012, the date that we met our minimum offering requirement. Pursuant to its terms, and unless earlier terminated as described below, the Administration Agreement will remain in effect from year-to-year if approved annually by a majority of our directors who are not "interested persons" (as defined in Section 2(a)(19) of the 1940 Act) of the Company or Medley Capital LLC, and either the holders of a majority of our outstanding voting securities or our board of directors. Most recently, on April 4, 2019, our board of directors held an in-person meeting in order to consider the annual approval and continuation of our Administration Agreement. Based on the information relating to the terms of the Administration Agreement and the discussions held, the board of directors, including a majority of the non-interested directors, approved the Administration Agreement as being in the best interests of our stockholders. Specifically the board of directors approved the extension of the Administration Agreement for a period of one additional year, which will expire on April 17, 2020.
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

As a BDC, we are required to meet an asset coverage ratio, reflecting the value of our total assets to our total senior securities, which include all of our borrowings and any preferred stock we may issue in the future, of at least 200%. However, in March 2018, the Small Business Credit Availability Act (the “SBCA”) modified the 1940 Act by allowing a BDC to increase the maximum amount of leverage it may incur from 200% to 150%, if certain requirements are met. Under the 1940 Act, we are allowed to increase our leverage capacity if stockholders representing at least a majority of the votes cast, when a quorum is present, approve a proposal to do so. If we receive stockholder approval, we would be allowed to increase our leverage capacity on the first day after such approval. Alternatively, the 1940 Act allows the majority of our independent directors to approve an increase in our leverage capacity, and such approval would become effective on the one-year anniversary of such approval. In addition, the legislation requires non-listed BDCs to offer to repurchase 25% of its securities each quarter following the calendar quarter in which the BDC obtains such approval.  In either case, we would be required to make certain disclosures on our website and in SEC filings regarding, among other things, the receipt of approval to increase our leverage, our leverage capacity and usage, and risks related to leverage. However, the Company has not sought stockholder or board approval to reduce its asset coverage ratio to 150%.

The SBCA also instructs the SEC to issue rules or amendments to rules allowing BDCs to use the same securities offering and proxy rules that available to operating companies, including, among other things, allowing BDCs to incorporate by reference in registration statements filed with the SEC and allow certain BDCs to file shelf registration statements that are automatically effective and take advantage of other benefits available to Well-Known Seasoned Issuers. On March 20, 2019, the SEC proposed rule amendments to implement certain provisions of the SBCA; however, as of this date, the Company does not know if and when the proposed rules relating to this legislation will be implemented.

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

As a BDC, we will not generally be permitted to invest in any portfolio company in which our Advisor or any of their affiliates currently have a controlling interest or to make any co-investments with our Advisor or any of its affiliates without an exemptive order from the SEC. We may, however, invest alongside our Advisor and its affiliates’ other clients in certain circumstances where doing so is consistent with applicable law and SEC staff interpretations. For example, we may invest alongside such other clients’ accounts consistent with guidance promulgated by the SEC Staff permitting us and such other clients’ accounts to purchase interests in a single class of privately placed securities so long as certain conditions are met, including that no investment advisor, acting on our behalf or on behalf of other clients, negotiates any term other than price. We may also invest alongside such other clients as otherwise permissible under regulatory guidance, applicable regulations and our Advisor’s allocation policies. In addition, on November 25, 2013, we received an exemptive order from the SEC that permits us to participate in negotiated co-investment transactions with certain affiliates, each of whose investment adviser is Medley LLC or an investment adviser controlled by Medley LLC in a manner consistent with our investment objective, strategies and restrictions, as well as regulatory requirements and other pertinent factors (the “Prior Exemptive Order”). On March 29, 2017, the Company, SIC Advisors and certain other affiliated funds and investment advisers received an exemptive order (the “Exemptive Order”) for a co-investment order that supersedes the Prior Exemptive Order and allows affiliated registered investment companies to participate in co-investment transactions with us that would otherwise be prohibited under Section 17(d) and 57(a) (4) and Rule 17d-1. On October 4, 2017, the Company, SIC Advisors and certain of our affiliates received an exemptive order that supersedes the Exemptive Order (the “Current Exemptive Order”) and allows, in addition to the entities already covered by the Exemptive Order, Medley LLC and its subsidiary, Medley Capital LLC, to the extent they hold financial assets in a principal capacity, and any direct or indirect, wholly- or majority-owned subsidiary of Medley LLC that is formed in the future, to participate in co-investment transactions with us that would otherwise be prohibited by either or both of Sections 17(d) and 57(a)(4) of the 1940 Act. If the Mergers are consummated, the Company and certain of its affiliates will not be able to rely on the Current Exemptive Order. In this regard, on November 19, 2018, the Company and certain of its affiliates submitted an exemptive application to the SEC for an exemptive order that would supersede the Current Exemptive Order (the “Superseding Exemptive Order”) and would permit the Company to participate in negotiated co-investment transactions with certain affiliates that would otherwise be prohibited by either or both of Sections 17(d) and 57(a)(4) of the 1940 Act. There can be no assurance if and when the Company will receive the Superseding Exemptive Order. The terms of the Superseding Exemptive Order, if received, would be substantially similar to the Current Exemptive Order. Co-investment under the Superseding Exemptive Order is subject to certain conditions therein, including the condition that, in the case of each co-investment transaction, the board of directors determines that it would be in the Company’s best interest to participate in the transaction. The Current Exemptive Order will remain in effect unless and until the Mergers are completed and the Superseding Exemptive Order is granted by the SEC. However, neither we nor the affiliated funds are obligated to invest or co-invest when investment opportunities are referred to us or them.

Opportunities for co-investments may arise when SIC Advisors or an affiliated adviser becomes aware of investment opportunities that may be appropriate for us and other clients, or affiliated funds. Without the Current Exemptive Order, we would be substantially limited in our ability to co-invest in privately negotiated transactions with affiliated funds as a BDC.

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
Compliance Policies and Procedures
We and our Advisor have each adopted and implemented written compliance policies and procedures reasonably designed to prevent violation of the federal securities laws and are required to review these compliance policies and procedures annually for their adequacy and the effectiveness of their implementation. Our chief compliance officer is responsible for administering our compliance policies and procedures and our Advisor’s chief compliance officer is responsible for administering the compliance policies and procedures for the Adviser.
Proxy Voting Policies and Procedures
We have delegated our proxy voting responsibility to SIC Advisors. SIC Advisors will vote proxies according to our proxy voting policies and procedures which are set forth below. These policies and procedures are reviewed periodically by the Adviser as well as our board of directors, and, accordingly, are subject to change.
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
Election to Be Taxed as a RIC
We have elected, and intend to qualify annually, to be treated as a RIC under Subchapter M of the Code. As a RIC, we generally do not have to pay corporate-level U.S. federal income taxes on any income that we timely distribute to our stockholders from our tax earnings and profits. To maintain our qualification as a RIC, we must, among other things, meet certain source-of-income and asset diversification requirements (as described below). In addition, in order to obtain and maintain RIC tax treatment, we must timely distribute to our stockholders, for each taxable year, at least 90% of our “investment company taxable income,” which is generally our net ordinary income plus the excess, if any, of realized net short-term capital gains over realized net long-term capital losses, or the Annual Distribution Requirement.
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
We will be subject to a 4% nondeductible U.S. federal excise tax on certain undistributed income unless we distribute in a timely manner an amount at least equal to the sum of (1) 98% of our net ordinary income for each calendar year, (2) 98.2% of our capital gain net income for the one-year period ending October 31 in that calendar year and (3) any income and net capital gain we recognized, but were not distributed, in preceding years and on which we paid no U.S. federal income tax, or the Excise Tax Avoidance Requirement. We generally will endeavor in each taxable year to avoid any U.S. federal excise tax on our earnings.
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
If we purchase shares in a “passive foreign investment company” (a “PFIC”), we may be subject to U.S. federal income tax on its allocable share of a portion of any “excess distribution” received on, or any gain from the disposition of, such shares even if our allocable share of such income is distributed as a taxable dividend to its stockholders. Additional charges in the nature of interest generally will be imposed on us in respect of deferred taxes arising from any such excess distribution or gain. If we invest in a PFIC and elect to treat the PFIC as a “qualified electing fund” under the Code (a “QEF”), in lieu of the foregoing requirements, we will be required to include in income each year, our proportionate share of the ordinary earnings and net capital gain of the QEF, even if such income is not distributed by the QEF. Alternatively, we may be able to elect to mark-to-market at the end of each taxable year its shares in a PFIC; in this case, we will recognize as ordinary income our allocable share of any increase in the value of such shares, and as ordinary loss our allocable share of any decrease in such value to the extent that any such decrease does not exceed prior increases included in its income. Under either election, we may be required to recognize in a year income in excess of distributions from PFICs and proceeds from dispositions of PFIC stock during that year, and such income will nevertheless be subject to the Annual Distribution Requirement and will be taken into account for purposes of the 4% U.S. federal excise tax. Income inclusions from a QEF will be "good income" for purposes of the 90% Income Test provided that they are derived in connection with our business of investing in stocks and securities or the QEF distributes such income to us in the same taxable year to which the income is included in our income.
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

From time to time, capital markets may experience periods of disruption and instability. For example, between 2008 and 2009, the U.S. and global capital markets were unstable as evidenced by periodic disruptions in liquidity in the debt capital markets, significant write-offs in the financial services sector, the re-pricing of credit risk in the broadly syndicated credit market, and the failure of major financial institutions. Despite actions of the U.S. federal government and foreign governments, these events contributed to worsening general economic conditions that materially and adversely impacted the broader financial and credit markets and reduced the availability of debt and equity capital for the market as a whole and financial services firms in particular. While market conditions have largely recovered from the events of 2008 and 2009, there have been continuing periods of volatility, some lasting longer than others. For example, the uncertainty of the outcome of the referendum by U.K. voters in June 2016 approved an exit from the European Union (“Brexit”) and uncertainty between the United States and other countries with respect to trade policies, treaties, and tariffs, among other factors, have caused disruption in the global markets, including the markets in which we participate. We and other companies in the financial services sector may have to access, if available, alternative markets for debt and equity capital, and a severe disruption in the global financial markets, deterioration in credit and financing conditions or uncertainty regarding U.S. government spending and deficit levels or other global economic conditions could have a material adverse effect on our business, financial condition and results of operations.

Equity capital may be difficult to raise during periods of adverse or volatile market conditions because, subject to some limited exceptions, as a BDC, we are generally not able to issue additional shares of our common stock at a price less than NAV without first obtaining approval for such issuance from our stockholders and our independent directors. Volatility and dislocation in the capital markets can also create a challenging environment in which to raise or access debt capital. The reappearance of market conditions similar to those experienced from 2008 through 2009 for any substantial length of time could make it difficult to extend the maturity of or refinance our existing indebtedness or obtain new indebtedness with similar terms and any failure to do so could have a material adverse effect on our business. The debt capital that will be available to us in the future, if at all, may be at a higher cost and on less favorable terms and conditions than what we currently experience, including being at a higher cost in rising interest rate environment. If we are unable to raise or refinance debt, then our equity investors may not benefit from the potential for increased returns on equity resulting from leverage and we may be limited in our ability to make new commitments or to fund existing commitments to our portfolio companies. Significant changes or volatility in the capital markets may also have a negative effect on the valuations of our investments. While most of our investments are not publicly traded, applicable accounting standards require us to assume as part of our valuation process that our investments are sold in a principal market to market participants (even if we plan on holding an investment through its maturity).

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

Global economic, political and market conditions, including uncertainty about the financial stability of the United States, could have a significant adverse effect on our business, financial condition and results of operations.

Downgrades by rating agencies to the U.S. government’s credit rating or concerns about its credit and deficit levels in general could cause interest rates and borrowing costs to rise, which may negatively impact both the perception of credit risk associated with our debt portfolio and our ability to access the debt markets on favorable terms. In addition, a decreased U.S. government credit rating could create broader financial turmoil and uncertainty, which may weigh heavily on our financial performance and the value of our common stock.

Deterioration in the economic conditions in the Eurozone and globally, including instability in financial markets, may pose a risk to our business. In recent years, financial markets have been affected at times by a number of global macroeconomic and political events, including the following: large sovereign debts and fiscal deficits of several countries in Europe and in emerging markets jurisdictions, levels of non‑performing loans on the balance sheets of European banks, the potential effect of any European country leaving the Eurozone, the potential effect of the United Kingdom leaving the European Union, and market volatility and loss of investor confidence driven by political events. Market and economic disruptions have affected, and may in the future affect, consumer confidence levels and spending, personal bankruptcy rates, levels of incurrence and default on consumer debt and home prices, among other factors. We cannot assure you that market disruptions in Europe, including the increased cost of funding for certain governments and financial institutions, will not impact the global economy, and we cannot assure you that assistance packages will be available, or if available, be sufficient to stabilize countries and markets in Europe or elsewhere affected by a financial crisis. To the extent uncertainty regarding any economic recovery in Europe negatively impacts consumer confidence and consumer credit factors, our business, financial condition and results of operations could be significantly and adversely affected.

The Chinese capital markets have also experienced periods of instability over the past several years. The current political climate has also intensified concerns about a potential trade war between the U.S. and China in connection with each country’s recent or proposed tariffs on the other country’s products. These market and economic disruptions and the potential trade war with China have affected, and may in the future affect, the U.S. capital markets, which could adversely affect our business, financial condition or results of operations.

The current global financial market situation, as well as various social and political circumstances in the United States and around the world (including wars and other forms of conflict, terrorist acts, security operations and catastrophic events such as fires, floods, earthquakes, tornadoes, hurricanes and global health epidemics), may contribute to increased market volatility and economic uncertainties or deterioration in the United States and worldwide. For example, the recent outbreak of coronavirus, or COVID-19, in many countries continues to adversely impact global commercial activity and has contributed to significant volatility in financial markets. The outbreak of COVID-19 may have a material adverse impact on the ability of our portfolio companies to fulfill their end customers’ orders due to disruptions to employment and supply chains, reduced productivity, restrictions on travel, quarantines, business closings, limited access to key commodities or technologies or other events that impact their manufacturers or their suppliers, and reduced customer and client activity. The operational and financial performance of the portfolio companies in which we make investments may be significantly impacted by COVID-19, which may in turn impact the valuation of our investments. Such events have affected, and may in the future affect, the global and U.S. capital markets, and our business, financial condition or results of operations. The risk of further spreading of COVID-19 has led to significant uncertainty and volatility in the financial markets and has disrupted the global economy. The full extent of such impacts cannot necessarily be foreseen at the present time. The impacts may be short term or may last for an extended period of time, and may exacerbate other pre-existing political, social and economic risks in certain countries. Additionally, the U.S. government’s credit and deficit concerns, the European sovereign debt crisis, and the potential trade war with China could cause interest rates to be volatile, which may negatively impact our ability to access the debt markets on favorable terms.

The Republican Party currently controls the executive branch and the Senate portion of the legislative branch of government, which increases the likelihood that legislation may be adopted that could significantly affect the regulation of U.S. financial markets. Areas subject to potential change, amendment or repeal include the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 and the authority of the Federal Reserve and the Financial Stability Oversight Council. For example, in March 2018, the U.S. Senate passed a bill that eased financial regulations and reduced oversight for certain entities. We cannot predict the effects of these or similar events in the future on the U.S. economy and securities markets or on our investments. We monitor developments and seek to manage our investments in a manner consistent with achieving our investment objective, but there can be no assurance that we will be successful in doing so.

Significant developments stemming from the United Kingdom’s referendum on membership in the European Union could have a material adverse effect on us.

In June 2016, the United Kingdom held a referendum in which a majority of voters voted in favor of Brexit, and, subsequently, on March 29, 2017, the U.K. government began the formal process of leaving the European Union. The United Kingdom formally left the European Union on January 31, 2020 and immediately entered a transition period set to expire on December 31, 2020. Brexit has created political and economic uncertainty, particularly in the United Kingdom and the European Union, and this uncertainty may last for years. Events that could occur in the future as a consequence of the United Kingdom’s withdrawal, including the possible breakup of the United Kingdom, may continue to cause significant volatility in global financial markets, including in global currency and credit markets. This volatility could cause a slowdown in economic activity in the United Kingdom, Europe or globally, which could adversely affect our operating results and growth prospects. Any of these effects of Brexit, and others we cannot anticipate, could have unpredictable consequences for credit markets and adversely affect our business, results of operations and financial performance.

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

In the recent past, concerns have been publicized that some of the member banks surveyed by the British Bankers’ Association (‘‘BBA’’) in connection with the calculation of LIBOR across a range of maturities and currencies may have been under-reporting or otherwise manipulating the inter-bank lending rate applicable to them in order to profit on their derivative positions or to avoid an appearance of capital insufficiency or adverse reputational or other consequences that may have resulted from reporting inter-bank lending rates higher than those they actually submitted. A number of BBA member banks entered into settlements with their regulators and law enforcement agencies with respect to alleged manipulation of LIBOR, and investigations by regulators and governmental authorities in various jurisdictions are ongoing.

Actions by the ICE Benchmark Administration, regulators or law enforcement agencies as a result of these or future events, may result in changes to the manner in which LIBOR is determined. Potential changes, or uncertainty related to such potential changes may adversely affect the market for LIBOR-based securities, including our portfolio of LIBOR-indexed, floating-rate debt securities. In addition, any further changes or reforms to the determination or supervision of LIBOR may result in a sudden or prolonged increase or decrease in reported LIBOR, which could have an adverse impact on the market for LIBOR-based securities or the value of our portfolio of LIBOR-indexed, floating-rate debt securities, loans, and other financial obligations or extensions of credit held by or due to us.

On July 27, 2017, the U.K. Financial Conduct Authority, which regulates LIBOR, announced that it intends to stop persuading or compelling banks to submit LIBOR rates after 2021. It is unclear if at that time LIBOR will cease to exist or if new methods of calculating LIBOR will be established such that it continues to exist after 2021. We have exposure to LIBOR, including in financial instruments that mature after 2021. Our exposure arises from the value of our portfolio of LIBOR-indexed, floating-rate debt securities. The Company intends to monitor the developments with respect to the scheduled phasing out of LIBOR after 2021 and work with its portfolio companies and lenders to ensure such transition away from LIBOR will have minimal impact on its financial condition, but can provide no assurances regarding the impact of the discontinuation of LIBOR.

In the United States, the U.S. Federal Reserve Board and the Federal Reserve Bank of New York, in conjunction with the Alternative Reference Rates Committee, a steering committee comprised of large U.S. financial institutions, is considering replacing U.S. dollar LIBOR with a new index calculated by short-term repurchase agreements, backed by Treasury securities, called the Secured Overnight Financing Rate (“SOFR”). The Federal Reserve Bank of New York began publishing SOFR in April 2018. Whether or not SOFR attains market traction as a LIBOR replacement remains a question and the future of LIBOR at this time is uncertain. The elimination of LIBOR or any other changes or reforms to the determination or supervision of LIBOR could have an adverse impact on the market for or value of any LIBOR-indexed, floating-rate debt securities, loans, and other financial obligations or extensions of credit held by or due to us or on our overall financial condition or results of operations.

Our business and operations could be negatively affected because we have been named as a defendant in various securities class actions and derivative lawsuits and may be named in additional ones in the future , which could cause us to incur significant expense, hinder execution of investment strategy and impact our stock price.

In the past, following periods of volatility in the market price of a company’s securities, securities class-action litigation has often been brought against that company. Stockholder activism, which could take many forms or arise in a variety of situations, has been increasing in the BDC space recently. The Company is currently a defendant in the Delaware Action, the New York Actions, and the Anderson Action, and, due to the potential volatility of our stock price, the significant nature of the Amended MCC Merger Agreement and the Amended MDLY Merger Agreement (and that it involves affiliated parties) and for a variety of other reasons, we may in the future become the target of securities litigation or stockholder activism. Securities litigation and stockholder activism, including potential proxy contests, could result in substantial costs and divert management’s and our board of directors’ attention and resources from our business. Additionally, such securities litigation and stockholder activism could give rise to perceived uncertainties as to our future, adversely affect our relationships with service providers and make it more difficult to attract and retain qualified personnel. Also, we may be required to incur significant legal fees and other expenses related to any securities litigation and activist stockholder matters. Further, our stock price could be subject to significant fluctuation or otherwise be adversely affected by the events, risks and uncertainties of any securities litigation and stockholder activism. See “Risks Relating to the Mergers - We have been named as a defendant in various securities class actions and derivative lawsuits and may be named in additional ones in the future, which has resulted in, and which may result in the future in, substantial costs and may delay or prevent the completion of the Mergers or the MDLY Merger, as applicable.”

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

Our business is highly dependent on our and third parties’ communications and information systems. Any failure or interruption of those systems, including as a result of the termination of an agreement with any third-party service providers, could cause delays or other problems in our activities. Our financial, accounting, data processing, backup or other operating systems and facilities may fail to operate properly or become disabled or damaged as a result of a number of factors including events that are wholly or partially beyond our control and adversely affect our business. There could be:

•	sudden electrical or telecommunications outages;

•	natural disasters such as earthquakes, tornadoes and hurricanes;

•	disease pandemics (including the recent coronavirus outbreak);

•	events arising from local or larger scale political or social matters, including terrorist acts; and

•	cyber-attacks.

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

Our business is materially affected by conditions in the global financial markets and economic and political conditions throughout the world, such as interest rates, availability and cost of credit, inflation rates, economic uncertainty, changes in laws (including laws relating to our taxation, taxation of our investors, the possibility of changes to tax laws in either the United States or any non-U.S. jurisdiction and regulations on asset managers), trade barriers, commodity prices, currency exchange rates and controls and national and international political circumstances (including wars, terrorist acts and security operations). These factors are outside of our control and may affect the level and volatility of asset prices and the liquidity and value of investments, and we may not be able to or may choose not to manage our exposure to these conditions. Ongoing developments in the U.S. and global financial markets following the turmoil in the global capital markets and the financial services industry in 2008 and 2009 continue to illustrate that the current environment is still one of uncertainty and instability for investment management businesses. In the future, the U.S. government may not be able to meet its debt payments unless the federal debt ceiling is raised. If legislation increasing the debt ceiling is not enacted, as needed, and the debt ceiling is reached, the U.S. federal government may stop or delay making payments on its obligations, which could negatively impact the U.S. economy. These and other conditions in the global financial markets and the global economy may result in adverse consequences for our portfolio companies, including by reducing the value or hampering the performance of the investments made by our portfolio companies, each of which could materially affect our business, results of operations and financial condition.

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

Our ability to achieve our investment objective depends on our Advisor’s ability to manage and support our investment process. If the Adviser was to lose a significant number of its key professionals, our ability to achieve our investment objective could be significantly harmed.

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

We have elected, and intend to qualify annually, to be taxed for U.S. federal income tax purposes as a RIC under Subchapter M of the Code. As a RIC, we must meet certain requirements, including source-of-income, asset diversification and distribution requirements in order to not have to pay corporate-level U.S. federal income taxes on income we distribute to our stockholders as dividends, which allows us to substantially reduce or eliminate our corporate-level U.S. federal income tax liability. As a BDC, we are generally required to meet a coverage ratio of total assets to total senior securities, which includes all of our borrowings and any preferred stock we may issue in the future, of at least 200% (or 150% if, pursuant to the 1940 Act, certain requirements are met) at the time we issue any debt or preferred stock. This requirement limits the amount of our leverage. Because we will continue to need capital to grow our investment portfolio, this limitation may prevent us from incurring debt or issuing preferred stock and require us to raise additional equity at a time when it may be disadvantageous to do so. We cannot assure you that debt and equity financing will be available to us on favorable terms, or at all, and debt financings may be restricted by the terms of any of our outstanding borrowings. In addition, as a BDC, we are generally not permitted to issue common stock priced below NAV without stockholder approval. If additional funds are not available to us, we could be forced to curtail or cease new lending and investment activities, and our NAV could decline.

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

The distributions we pay to our stockholders may exceed earnings. In the event that we encounter delays in locating suitable investment opportunities, we may pay our distributions from the proceeds of our offering or from borrowings in anticipation of future cash flow, which may constitute a return of your capital and will lower a stockholder’s tax basis in its shares, but not below zero. Distributions in excess of a stockholder’s basis will be treated as proceeds from the sale or exchange of property. Distributions from the proceeds of our offering or from borrowings also could reduce the amount of capital we ultimately invest in portfolio companies. Accordingly, stockholders who receive the payment of a dividend or other distribution from us should not assume that such dividend or other distribution is the result of a net profit earned by us. The Expense Support and Reimbursement Agreement expired on December 31, 2016, and was not renewed, which will make it more likely that distributions may include an amount in excess of our earnings and profits.

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

There may be times when SIC Advisors, its senior management and the Investment Team, and members of its Investment Committee have interests that differ from those of our stockholders, giving rise to a conflict of interest. In particular, certain private investment funds managed by the senior members of SIC Advisors hold controlling or minority equity interests, or have the right to acquire such equity interests, in some of our portfolio companies. As a result, the senior members of SIC Advisors may face conflicts of interests in connection with making business decisions for these portfolio companies to the extent that such decisions affect the debt and equity holders in these portfolio companies differently. In addition, the senior members of SIC Advisors may face conflicts of interests in connection with making investment or other decisions, including granting loan waivers or concessions on our behalf with respect to these portfolio companies given that they also manage private investment funds that hold the equity interests in these portfolio companies.

The time and resources that individuals associated with SIC Advisors devote to us may be diverted, and we may face additional competition due to the fact that SIC Advisors is not prohibited from raising money for or managing another entity that makes the same types of investments that we target.

SIC Advisors is not prohibited from raising money for and managing future investment entities that make the same types of investments as those we target. The time and resources that SIC Advisors devotes to us may be diverted, and during times of intense activity in other programs it may devote less time and resources to our business than is necessary or appropriate. As a result of these competing demands on their time and the fact that they may engage in other business activities on behalf of themselves and others, these individuals face conflicts of interest in allocating their time. These conflicts of interest could result in declines in the returns on our investments and the value of your investment. In addition, we may compete with any such investment entity for the same investors and investment opportunities. While we may co-invest with such investment entities to the extent permitted by the 1940 Act and the rules and regulations thereunder, the 1940 Act imposes significant limits on co-investment. In this regard, the Current Exemptive Order allows us additional latitude to co-invest with certain affiliates. Nevertheless, the Current Exemptive Order requires us to meet certain conditions in order to invest in certain portfolio companies in which our affiliates are investing or are invested. Affiliates of SIC Advisors, whose primary business includes the origination of investments, engage in investment advisory businesses with accounts that compete with us.

SIC Advisors may, from time to time, possess material non-public information, limiting our investment discretion.

SIC Advisors and members of its senior management and Investment Team and the Investment Committee may serve as directors of, or in a similar capacity with, companies in which we invest, the securities of which are purchased or sold on our behalf. In the event that material nonpublic information is obtained with respect to such companies, we could be prohibited for a period of time from purchasing or selling the securities of such companies by law or otherwise, and this prohibition may have an adverse effect on us.

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

We may, however, invest alongside other clients of our Advisor and its affiliates, including other entities they manage in certain circumstances where doing so is consistent with applicable law, the Current Exemptive Order and SEC staff interpretations and guidance. For example, we may co-invest with such accounts consistent with guidance promulgated by the SEC staff permitting us and such other accounts to purchase interests in a single class of privately placed securities so long as certain conditions are met, including that our investment adviser, acting on our behalf and on behalf of other clients, negotiates no term other than price. We may also co-invest with our investment adviser’s other clients as otherwise permissible under regulatory guidance, applicable regulations and our Advisor’s allocation policy. Under this allocation policy, a fixed percentage of each opportunity, which may vary based on asset class and investment objectives, among other things, will be offered to us and similar eligible accounts, as periodically determined by our Advisor and approved by our board of directors, including our independent directors. The allocation policy further provides that allocations among us and these other accounts will generally be made pro rata based on each account’s capital available for investment, as determined, in our case, by our Advisor. It is our policy to base our determinations as to the amount of capital available for investment based on such factors as the amount of cash on-hand, existing commitments and reserves, if any, the targeted leverage level, the targeted asset mix and diversification requirements and other investment policies and restrictions set by our board of directors or imposed by applicable laws, rules, regulations or interpretations. We expect that these determinations will be made similarly for other accounts. However, we can offer no assurance that investment opportunities will be allocated to us fairly or equitably in the short-term or over time.

In situations where co-investment with other clients of our Advisor or its affiliates is not permitted under the 1940 Act and related rules, existing or future staff guidance, or the terms and conditions of the Current Exemptive Order, our Advisor will need to decide which client or clients will proceed with the investment. Under our Advisor’s allocation policy, such determinations will be made based on the principle that investment opportunities shall be offered to eligible clients on an alternating basis that will be fair and equitable over time. As a result, we will not have an entitlement to make a co-investment in these circumstances and, to the extent that another client elects to proceed with the investment, we will not be permitted to participate. Moreover, except in certain circumstances, we will be unable to invest in any issuer in which a client of our Advisor or its affiliate holds a controlling interest. These restrictions may limit the scope of investment opportunities that would otherwise be available to us.

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

We have received the Current Exemptive Order from the SEC that permits us to co-invest with certain other investment funds managed by SIC Advisors or its affiliates, subject to the conditions included therein. In situations where we cannot co-invest with other investment funds managed by SIC Advisors or its affiliates, the investment policies and procedures of SIC Advisors generally require that such opportunities be offered to us and such other investment funds on an alternating basis. However, there can be no assurance that we will be able to participate in all investment opportunities that are suitable to us.

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

The 1940 Act generally prohibits us from incurring indebtedness unless immediately after such borrowing we have an asset coverage for total borrowings of at least 200% (i.e., the amount of debt may not exceed 50% of the value of our assets). However, in March 2018, the SBCA modified the 1940 Act by allowing a BDC to increase the maximum amount of leverage it may incur from an asset coverage ratio of 200% to an asset coverage ratio of 150%, if certain requirements are met. Under the 1940 Act, we are allowed to increase our leverage capacity if our stockholders representing at least a majority of the votes cast, when a quorum is present, approve a proposal to do so. If we receive stockholder approval, we would be allowed to increase our leverage capacity on the first day after such approval. Alternatively, the 1940 Act allows the majority of our independent directors to approve an increase in our leverage capacity, and such approval would become effective after one year. In addition, the 1940 Act requires non-listed BDCs to offer to repurchase 25% of its securities each quarter following the calendar quarter in which the BDC obtains such approval. In either case, we would be required to make certain disclosures on our website and in SEC filings regarding, among other things, the receipt of approval to increase our leverage, our leverage capacity and usage, and risks related to leverage. We have not sought or obtained stockholder or board approval to reduce our coverage ratio to 150%.

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

•	OID creates risk of non-refundable cash incentive fee payments to the Adviser based on non-cash accruals that may never be realized.

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

•
An election to defer PIK interest payments by adding them to the principal of such instruments increases the Company’s gross assets, which increases future base management fees, and, because interest payments will then be payable on a larger principal amount, the election also increases the Adviser’s future incentive fees at a compounding rate.

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

•
are more likely to depend on the management talents and efforts of a small group of persons; therefore, the death, disability, resignation or termination of one or more of these persons could have a material adverse impact on our portfolio company and, in turn, on us; and

•
generally have less predictable operating results, may from time to time be parties to litigation, may be engaged in rapidly changing businesses with products subject to a substantial risk of obsolescence, and may require substantial additional capital to support their operations, finance expansion or maintain their competitive position. In addition, our executive officers, directors and members of the Adviser’s management may, in the ordinary course of business, be named as defendants in litigation arising from our investments in the portfolio companies.

In addition, investments in private companies tend to be less liquid. The securities of private companies are not publicly traded or actively traded on the secondary market and are, instead, traded on a privately negotiated over-the-counter secondary market for institutional investors. These privately negotiated over-the-counter secondary markets may be inactive during an economic downturn or a credit crisis. In addition, the securities in these companies will be subject to legal and other restrictions on resale or will otherwise be less liquid than publicly traded securities. Also, under the 1940 Act, if there is no readily available market for these investments, we are required to carry these investments at fair value as determined by our board of directors. As a result, if we are required to liquidate all or a portion of our portfolio quickly, we may realize significantly less than the value at which we had previously recorded these investments. We may also face other restrictions on our ability to liquidate an investment in a portfolio company to the extent that we, SIC Advisors or any of their respective affiliates have material nonpublic information regarding such portfolio company or where the sale would be an impermissible joint transaction. The reduced liquidity of our investments may make it difficult for us to dispose of them at a favorable price, and, as a result, we may suffer losses.

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

Our investment strategy contemplates that a portion of our investments may be in securities of foreign companies. Investing in foreign companies may expose us to additional risks not typically associated with investing in U.S. companies. These risks include changes in exchange control regulations, political, economic and social instability, expropriation, imposition of foreign taxes, less liquid markets and less available information than is generally available in the United States, higher transaction costs, less government supervision of exchanges, brokers and issuers, less developed bankruptcy laws, difficulty in enforcing contractual obligations, lack of uniform accounting and auditing standards and greater price volatility. Although it is anticipated that most of our investments will be denominated in U.S. dollars, our investments that are denominated in a foreign currency will be subject to the risk that the value of a particular currency may change in relation to the U.S. dollar. Among the factors that may affect currency values are trade balances, the level of short-term interest rates, differences in relative values of similar assets in different currencies, long-term opportunities for investment and capital appreciation and political developments. We may employ hedging techniques to minimize these risks, but we can offer no assurance that we will, in fact, hedge currency risk or, that if we do, such strategies will be effective. As a result, a change in currency exchange rates may adversely affect our profitability.

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

Risks Relating to Debt Financing
At December 31, 2019, we had $328.1 million of outstanding indebtedness under the ING Credit Facility and the Alpine Credit Facility.

Illustration. The following table illustrates the effect of leverage on returns from an investment in our common stock assuming various annual returns, net of expenses. The calculations in the table below are hypothetical and actual returns may be higher or lower than those appearing below. The calculation assumes (i) $925.9 million in total assets, (ii) a weighted average cost of funds of 5.10%, (iii) $328.1 million in debt outstanding and (iv) $590.9 million in stockholders’ equity. In order to compute the “Corresponding return to stockholders,” the “Assumed Return on Our Portfolio (net of expenses)” is multiplied by the assumed total assets to obtain an assumed return to us. From this amount, the interest expense is calculated by multiplying the assumed weighted average cost of funds times the assumed debt outstanding, and the product is subtracted from the assumed return to us in order to determine the return available to stockholders. The return available to stockholders is then divided by our stockholders’ equity to determine the “Corresponding return to stockholders.” Actual interest payments may be different.

Assumed Return on Our Portfolio (net of expenses)	(10)%	(5)%	0%	5%	10%
Corresponding return to stockholders (1)	-18.5%	-10.7%	-2.8%	5.0%	12.8%

(1)	In order for us to cover our annual interest payments on indebtedness, we must achieve annual returns on our December 31, 2019 total assets of at least 1.8%.

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

We maintain the ING Credit Facility with certain lenders party thereto from time to time and ING Capital LLC, as administrative agent, and the Alpine Credit Facility. The Credit Facilities are secured by substantially all of our assets, subject to certain exclusions. Availability of loans under the Credit Facilities are linked to the valuation of the collateral pursuant to a borrowing base mechanism. Borrowings under the Credit Facilities are subject to, among other things, a minimum borrowing/collateral base. Substantially all of our assets are pledged as collateral under the Credit Facilities. The Credit Facilities require us to, among other things (i) make representations and warranties regarding the collateral as well as our business and operations, (ii) agree to certain indemnification obligations, and (iii) agree to comply with various affirmative and negative covenants. The documents for each of the Credit Facilities also include default provisions such as the failure to make timely payments under the Credit Facilities, as the case may be, the occurrence of a change in control, and our failure to materially perform under the operative agreements governing the Credit Facilities, which, if not complied with, could accelerate repayment under the Credit Facilities, thereby materially and adversely affecting our liquidity, financial condition and results of operations.

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

The use of borrowings, also known as leverage, increases the volatility of investments by magnifying the potential for gain or loss on invested equity capital. Our use of leverage to partially finance our investments, through borrowing from banks and other lenders, increases the risks of investing in our common stock. If the value of our assets decreases, leveraging would cause NAV to decline more sharply than it otherwise would have had we not leveraged. Similarly, any decrease in our income would cause net income to decline more sharply than it would have had we not borrowed. Such a decline could negatively affect our ability to make distributions to our stockholders. In addition, our stockholders will bear the burden of any increase in our expenses as a result of our use of leverage, including interest expenses and any increase in the management or incentive fees payable to the Adviser.

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

In addition, due in part to the effects of the prolonged economic crisis and recession that began in 2007, interest rates have recently been at or near historic lows. In the event of a significant rising interest rate environment, our portfolio companies with adjustable-rate debt could see their payments increase and there may be a significant increase in the number of our portfolio companies who are unable or unwilling to repay their debt. Investments in companies with adjustable-rate debt may also decline in value in response to rising interest rates if the rates at which they pay interest do not rise as much, or as quickly, as market interest rates in general. Similarly, during periods of rising interest rates, our investments with fixed rates may decline in value because they are locked in at below market yield.

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

Shares of our common stock are illiquid investments for which there is currently no secondary market. A future liquidity event could include: (i) a listing of our common stock on a national securities exchange; (ii) a merger or another transaction approved by our board of directors in which our stockholders will receive cash or shares of a listed company; or (iii) a sale of all or substantially all of our assets either on a complete portfolio basis or individually followed by a liquidation. Certain types of liquidity events, such as a listing, would allow us to retain our investment portfolio intact while providing our stockholders with access to a trading market for their securities. If the Mergers are, or only the MDLY Merger is, consummated, our common stock will be listed on the NYSE under the symbol “SRA”, with such listing expected to be effective as of the closing date of the Mergers or only the MDLY Merger, as applicable. If the MCC Merger is also consummated, the Company’s common stock will be listed on the TASE, with such listings expected to be effective as of the closing date of the Mergers. However, if the Mergers are or the MDLY Merger is not consummated, we would need to consider other alternatives in order to effectuate a liquidity event. If our common stock is listed on a national securities exchange, such as the NYSE and the TASE, we cannot assure you that a public trading market will develop or, if one develops, that such trading market can be sustained.

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

Our stockholders do not have preemptive rights to any shares of our capital stock we issue in the future. Our articles of incorporation authorizes us to issue up to 250,000,000 shares of common stock. Pursuant to our articles of incorporation, a majority of our board of directors may amend our articles of incorporation to increase the number of authorized shares of stock without stockholder approval. After an investor purchases shares, our board of directors may elect to sell additional shares in the future, issue equity interests in private offerings or issue share-based awards to our independent directors or persons associated with the Adviser. To the extent we issue additional equity interests at or below NAV, after an investor purchases shares of our common stock, a stockholder’s percentage ownership interest in us will be diluted. In addition, depending upon the terms and pricing of any additional offerings and the value of our investments, a stockholder may also experience dilution in the net asset and fair value of his or her shares of our common stock. If both of the Mergers are or only the MDLY Merger is consummated, our stockholders will experience a reduction in percentage ownership and voting power in the Combined Company or the Sierra/MDLY Company, as applicable.

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

Certain provisions of the Maryland General Corporation Law could deter takeover attempts.

The Maryland General Corporate Law (the “MGCL”) and our articles of incorporation and bylaws contain certain provisions that may have the effect of discouraging, delaying or making difficult a change in control of the Company or the removal of its incumbent directors.

Our board of directors is divided into three classes of directors serving staggered three-year terms. At each annual meeting of our stockholders, the successors to the class of directors whose term expires at such meeting will be elected to hold office for a term expiring at the annual meeting of our stockholders held in the third year following the year of their election. Each director holds office for the term to which he or she is elected and until his or her successor is duly elected and qualifies. As members of a classified board, directors may only be removed for cause by the affirmative vote of the holders of a majority of shares outstanding. Moreover, by virtue of an election into Section 3-804(c) of the MGCL in our articles of incorporation, any vacancy on our board of directors may only be filled by the remaining directors even where those directors constitute less than a quorum of our board of directors.

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

Risks Relating to the Mergers
On July 29, 2019, we entered into the Amended MCC Merger Agreement and the Amended MDLY Merger Agreement. Pursuant to the Amended MCC Merger Agreement, MCC will, on the terms and subject to the conditions set forth in the MCC Merger Agreement, merge with and into the Company, with the Company as the surviving company in the MCC Merger. Simultaneously, pursuant to the Amended MDLY Merger Agreement, MDLY will, on the terms and subject to the conditions set forth in the Amended MDLY Merger Agreement, merge with and into Merger Sub, with Merger Sub as the surviving company in the MDLY Merger. If the Mergers are or only the MDLY Merger is consummated, our common stock will be listed on the NYSE under the symbol “SRA”, with such listing expected to be effective as of the closing date of the Mergers, or the MDLY Merger, as applicable. If the MCC Merger is also consummated, our common stock will be listed on the TASE, with such listings expected to be effective as of the closing date of the Mergers. If both Mergers are consummated, the investment portfolios of the Company and MCC would be combined, Merger Sub, as a successor to MDLY, would be a wholly owned subsidiary of the Company (the “Combined Company”), and the Combined Company would be internally managed by MCC Advisors LLC, its wholly controlled adviser subsidiary. If only the MDLY Merger is consummated, while the investment portfolios of the Company and MCC would not be combined, the investment management function relating to the operation of the Company, as the surviving company, would still be internalized (the “Sierra/MDLY Company”) and the Sierra/MDLY Company would be managed by MCC Advisors LLC. Set forth below are certain risks relating to the Mergers. For more information, please refer to the Amended Joint Proxy Statement/Prospectus of the Company, MCC, and MDLY that will be filed with the SEC, when available.

The completion of the Mergers is subject to several conditions, including, the receipt of SEC exemptive relief and, with respect to the MCC Merger, court approval of the Settlement. There can be no assurances when or if the Mergers will be completed.
Although the Company, MCC and MDLY expect to complete the Mergers or the MDLY Merger, as applicable, there can be no assurances as to the exact timing of completion of the MCC Merger and/or the MDLY Merger, as applicable, or that the Mergers will be completed at all. The completion of the Mergers or the MDLY Merger, as applicable, is subject to numerous conditions, including, among others, the continued effectiveness of the Registration Statement on Form N-14; the approval of our common stock (including the Settlement Shares (as defined in the Amended MCC Merger Agreement) and the shares of our common stock to be issued in the Mergers or the MDLY Merger, as applicable) for listing on the NYSE; receipt of requisite approvals of each of our stockholders, MCC’s stockholders, and MDLY’s stockholders; receipt of required regulatory approvals, including from the SEC (including necessary exemptive relief to consummate the Mergers or the MDLY Merger, as applicable); the settlement of the Delaware Action in accordance with the Settlement; any necessary approvals under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, amended, and, if applicable, state securities regulators; Sierra’s management shall not have rescinded its determination that the equity of Merger Sub, as the surviving company in in the MDLY Merger, will be treated as a portfolio investment of the Combined Company or the Sierra/MDLY Company, as applicable, and reflected in the Combined Company’s or the Sierra/MDLY Company's, as applicable, consolidated financial statements at fair value for accounting purposes (i.e., not consolidated into the financial statements of the Combined Company or the Sierra/MDLY Company, as applicable); the relevant parties having taken all actions reasonably required in order to keep existing indebtedness outstanding following the Mergers or the MDLY Merger, as applicable; receipt of necessary consents relating to joint ventures of the Company and MCC; receipt of a specified level of consents from third-party advisory clients of MDLY; with respect to the MCC Merger, satisfaction (or appropriate waiver) of the conditions to closing of the MDLY Merger; and other customary closing conditions. There is no assurance that any of the foregoing conditions will be satisfied.

The Company, MCC and MDLY cannot assure their respective stockholders that the conditions required to complete the Mergers or the MDLY Merger, as applicable, will be satisfied or waived on the anticipated schedule, or at all. If the Mergers or the MDLY Merger, as applicable, are not completed, the resulting failure of the Mergers or the MDLY Merger, as applicable, could have a material adverse impact on the Company’s, MCC’s, and MDLY’s financial condition, results of operations, assets or business. In addition, if the Mergers are not completed, the Company, MCC, and MDLY will have incurred substantial expenses for which no ultimate benefit will have been received, and if the MDLY Merger is consummated and the MCC Merger is not consummated, certain additional risks regarding the Sierra/MDLY Company following the MDLY Merger may be presented. See “- If the Mergers do not close, we will benefit from the expenses incurred in connection with the Amended MCC Merger Agreement and the Amended MDLY Merger Agreement. If the MDLY Merger closes and the MCC Merger does not close, we will benefit from the expenses incurred in connection with the Amended MCC Merger Agreement.” Moreover, if either the Amended MCC Merger Agreement or the Amended MDLY Merger Agreement is terminated under certain circumstances, the Company, MCC or MDLY may be obligated to pay the other party to the applicable merger agreement a termination fee. See “- Under certain circumstances, the Company, MCC or MDLY may be obligated to pay a termination fee upon termination of the Amended MCC Merger Agreement or the Amended MDLY Merger Agreement.” Any decision that our stockholders, MCC’s stockholders, and MDLY’s stockholder make should be made with the understanding that the completion of the Mergers may not happen as scheduled, or at all.

If the Mergers are completed, certain additional risks regarding the Combined Company following the Mergers may be presented. In addition, if the MDLY Merger is completed and the MCC Merger is not completed, certain additional risks regarding the Sierra/MDLY Company following the MDLY Merger may be presented.

Because the NAV of the Company may change, MCC’s stockholders and MDLY’s stockholders cannot be sure of the value of the stock portion of the merger consideration or, in the case of the eligible class member of the Settlement Class (as defined in the Settlement), the Settlement Shares, they will receive until the MCC Merger Effective Time and the MDLY Merger Effective Time, as applicable.

Under the Amended MCC Merger Agreement, the MCC Merger exchange ratio is not subject to adjustment based on changes in the NAV of the Company or the market price of MCC’s common stock before the MCC Merger effective time. In addition, under the Settlement, the defendant parties to the Settlement (other than MDLY) shall, among other things, deposit or cause to be deposited the Settlement Shares, the number of shares of which is to be calculated using the pro forma NAV of $6.37 per share as of June 30, 2019, and is not subject to subsequent adjustment based on changes in the NAV of the Company or the market price of MCC’s common stock before the MCC Merger effective time, provided that the MCC Merger is consummated by March 31, 2020, or, if consummated after March 31, 2020, only if the parties subsequently agree to extend the closing date on the same terms and conditions.

Under the Amended MDLY Merger Agreement, the MDLY exchange ratios and the cash consideration amount was fixed on July 29, 2019, the date of the signing of the Amended MDLY Merger Agreement. The MDLY exchange ratios and the cash consideration amount are not subject to adjustment based on changes in the net asset value of Sierra or the market price of MDLY Class A common stock before the MDLY Merger effective time, provided that the MDLY Merger is consummated by March 31, 2020, or, if consummated after March 31, 2020, only if the parties subsequently agree to extend the closing date on the same terms and conditions.

Any change in the NAV of the Company prior to completion of the Merger or the MDLY Merger, as applicable, will affect the value (either positively or negatively) of the merger consideration to be paid by the Company, and to be received by our stockholders upon the completion of the Mergers or the MDLY Merger, as applicable, relative to the value of the merger consideration determined as of the date the MCC Merger and the MDLY Merger was announced.

The value of the our common stock that our stockholders will continue to own upon the completion of the Mergers or the MDLY Merger, as applicable, may be affected, either positively or negatively, by the trading performance of our common stock following the Mergers or the MDLY Merger, as applicable.

There is currently no public trading market for our common stock and there is no way to predict with certainty how the shares of our common stock, including the shares of our common stock to be issued in the Mergers or the MDLY Merger, as applicable, will trade following consummation of the Mergers or the MDLY Merger, as applicable. Any change in the trading price of our common stock following completion of the MCC Merger and the MDLY Merge will affect the value (either positively or negatively) of the value of our common stock that our stockholders continues to own after the completion of the Mergers or the MDLY Merger, as applicable. Stock price changes may result from a variety of factors, including, among other things:

•	changes in the business, operations or prospects of the Combined Company or the Sierra/MDLY Company, as applicable;

•	the financial condition of current or prospective portfolio companies of the Combined Company or the Sierra/MDLY Company, as applicable;

•	interest rates or general market or economic conditions;

•	the supply and demand for the Combined Company’s common stock or the Sierra/MDLY Company’s common stock, as applicable; and

•	market perception of the future profitability of the Combined Company or the Sierra/MDLY Company, as applicable.

These factors are generally beyond the control of the Company, MCC, and MDLY prior to completion of the Mergers or the MDLY Merger, as applicable, and, following completion of both of the Mergers or only the MDLY Merger, will generally be beyond the control of the Combined Company or the Sierra/MDLY Company, as applicable. As noted above, there is currently no public trading market for our common stock and there is no way to predict with certainty how the shares of our common stock will trade following consummation of the Mergers or the MDLY Merger, as applicable. During the 12-month period ending December 31, 2019, the NAV per share of our common stock varied from a low of $5.78 to a high of $6.72, the closing price per share of MCC’s common stock varied from a low of $1.93 to a high of $3.60, and the closing price per share of MDLY’s Class A common stock varied from a low of $2.33 to a high of $4.94. However, the historical NAV per share of the Company, and the historic trading prices of MCC’s common stock and MDLY’s Class A common stock, are not necessarily indicative of future performance of our common stock following the Mergers or the MDLY Merger, as applicable.

The inability of the Company, MCC and/or MDLY to obtain certain third-party consents and approvals could delay or prevent the completion of the Mergers or the MDLY Merger, as applicable.

Pursuant to the Amended MCC Merger Agreement, each of the Company’s and MCC’s obligations to complete the MCC Merger is conditioned upon, among other things, and in addition to the regulatory approvals described below (see “- The completion of the Mergers is subject to several conditions, including, the receipt of SEC exemptive relief and, with respect to the MCC Merger, court approval of the Settlement. There can be no assurances when or if the Mergers will be completed”), the prior receipt by the Company or MCC, as applicable, of third party consents and approvals relating to the joint venture arrangements of the Company and MCC. In addition, each of the Company’s and MCC’s obligations to complete the MCC Merger is conditioned upon completion of the MDLY Merger, pursuant to the Amended MDLY Merger Agreement, having received written consents to the continuation, following the MDLY Merger effective time, of the advisory relationship with private funds and managed accounts representing 65% of MDLY’s total revenues from private funds and managed accounts for the 12-month period ended June 30, 2018. In addition to the foregoing mutual conditions for closing, the Company and MCC must obtain also, and take all necessary steps, in order to keep their respective indebtedness outstanding following the MCC Merger effective time. Although the Company and MCC expect that all such approvals and consents will be obtained and remain in effect and all conditions related to such consents will be satisfied, if they are not, the closing of the Mergers or the MDLY Merger, as applicable, could be significantly delayed, only the MDLY Merger may occur, or both Mergers may not occur at all.

Pursuant to the Amended MDLY Merger Agreement, each of the Company’s and MDLY’s obligations to complete the MDLY Merger is conditioned upon, among other things, and in addition to the regulatory approvals described below (see “- The completion of the Mergers is subject to several conditions, including, the receipt of SEC exemptive relief and, with respect to the MCC Merger, court approval of the Settlement. There can be no assurances when or if the Mergers will be completed”), prior receipt by MDLY of written consents to the continuation, following the MDLY Merger effective time, of the advisory relationship with private funds and managed accounts representing 65% of MDLY’s total revenues from private funds and managed accounts for the 12-month period ended June 30, 2018. In addition to the foregoing mutual conditions for closing, the Company and MDLY must obtain all consents and approvals, and take all necessary steps, in order to keep their respective indebtedness outstanding following the MDLY Merger effective time. Although the Company and MDLY expect that all such approvals and consents will be obtained and remain in effect and all conditions related to such consents will be satisfied, if they are not, the closing of the Mergers or the MDLY Merger, as applicable, could be significantly delayed, only the MDLY Merger may occur, or both Mergers may not occur at all.

The opinions obtained by our special committee from its financial advisor will not reflect changes in circumstances after the date of the opinion between signing of the Amended MCC Merger Agreement and the MCC Merger effective time and between the signing of the Amended MDLY Merger Agreement and the MDLY Merger effective time.
Our special committee has not obtained updated opinions from its financial advisor and does not anticipating obtaining updated opinions prior to the MCC Merger effective or the MDLY Merger effective time. Changes in the operations and prospects of the Company, MCC, and MDLY, general market and economic conditions and other factors beyond the control of the Company, MCC, and MDLY, and on which our special committee’s financial advisor’s opinion was based may significantly alter the value of Company, MCC, and MDLY or the prices at which shares of MCC’s common stock and/or MDLY’s Class A common stock trade or the NAV per share of our common stock by the time the MCC Merger or the MDLY Merger is completed. The opinion of such financial advisor speaks only to the date such opinion was rendered and do not speak as of the time the MCC Merger or the MDLY Merger will be completed or as of any other date. Our special committee does not expect to obtain an updated opinion from its financial advisor.

The MCC Merger consideration and the MDLY Merger consideration were the product of extensive negotiations among the special committees of the Company, MCC, and MDLY and therefore may include business considerations beyond share price, NAV or other financial or valuation metrics relating to the Company, MCC, and MDLY.

The Mergers were the product of extensive negotiations among the parties and each special committee considered a number of factors in determining to enter into the Amended MCC Merger Agreement or the Amended MDLY Merger Agreement, as applicable. As a result, the terms of the Amended MCC Merger Agreement and the Amended MDLY Merger Agreement are not necessarily reflective of the share price, NAV or other financial or valuation metrics relating to the Company, MCC, and MDLY at the time the Amended MCC Merger Agreement and the Amended MDLY Merger Agreement were entered into, and may reflect additional business considerations.

We have been named as a defendant in various securities class actions and derivative lawsuits and may be named in additional ones in the future, which could result in substantial costs and may delay or prevent the completion of the Mergers or the MDLY Merger, as applicable.
The Company is currently a defendant in the Delaware Action, the New York Actions, and the Anderson Action. For more information about such legal proceedings, see “Item 3. Legal Proceedings.”  The Company may be a target of additional securities class action and derivative lawsuits. Securities class action lawsuits and derivative lawsuits are often brought against companies that have entered into merger agreements in an effort to enjoin the merger or seek monetary relief from such companies. Even if the lawsuits are without merit, defending against these claims can result in substantial costs and divert management time and resources. We cannot predict the outcome of these lawsuits, or others, if any, nor can we predict the amount of time and expense that will be required to resolve any such litigation. An unfavorable resolution of any such litigation surrounding the Mergers or the MDLY Merger, as applicable, could delay or prevent their consummation. In addition, the costs defending the litigation, even if resolved in our favor, could be substantial and such litigation could distract us from pursuing the consummation of the Mergers or the MDLY Merger, as applicable, and other potentially beneficial business opportunities. It is a condition to the completion of the MCC Merger that the Delaware Action be settled in accordance with the terms of the Settlement.

If the Mergers do not close, we will not benefit from the expenses incurred in connection with the Amended MCC Merger Agreement and the Amended MDLY Merger Agreement. If the MDLY Merger closes and the MCC Merger does not close, we will benefit from the expenses incurred in connection with the Amended MCC Merger Agreement.
The Company has incurred, and will continue to incur, substantial expenses in connection with the Mergers. The Mergers may not be completed. If the Mergers are not completed or if only the MDLY Merger is complete, we will have incurred substantial expenses for which no ultimate benefit will have been received. We have incurred out-of-pocket expenses in connection with the Mergers for investment banking, legal and accounting fees and financial printing and other costs and expenses, much of which will be incurred even if the Mergers are not completed. These transaction costs, incurred in connection with the Mergers by and among the Company, MCC, MDLY and Merger Sub (see Note1), are deferred and capitalized as an asset of the Company until the termination or closing of the Mergers. In addition, depending upon the circumstances surrounding termination of the Amended MCC Merger Agreement or the Amended MDLY Merger Agreement, as applicable, we may be obligated to pay a termination fee to the other party to the applicable merger agreement. See “- Under certain circumstances, we may be obligated to pay a termination fee upon termination of the Amended MCC Merger Agreement or the Amended MDLY Merger Agreement.”

Failure to complete the Mergers could negatively impact the business, financial results, and ability to pay distributions, if any or at its current level, to our stockholders.

If the Mergers are not completed, our ongoing business may be adversely affected.  We may experience negative reactions from the financial markets and from their respective customers if the anticipated benefits of the Mergers are not able to be realized.  Such anticipated benefits include, among others, the expected increase in distributions to stockholders of the Combined Company or the Sierra/MDLY Company, as applicable, the benefits of the larger balance sheet of the Combined Company and potential for greater scale, the fee earning potential of Merger Sub’s asset management business, the enhanced market value of our common stock following the completion of the Mergers upon listing on the NYSE and the TASE (in connection with the MCC Merger), and the benefits of operational efficiencies, cost savings, and synergies.  If the Mergers are not consummated, we cannot assure our stockholders that the risks described above will not negatively impact the business, financial results, and ability to pay distributions, if any or at its current level, to our stockholders.

Termination of the Amended MCC Merger Agreement or the Amended MDLY Merger Agreement or failure to otherwise complete the Mergers could negatively impact us.
Termination of the Amended MCC Merger Agreement or the Amended MDLY Merger Agreement or any failure to otherwise complete the Mergers may result in various consequences, including:

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

The Amended MDLY Merger Agreement limits each of our ability to actively pursue alternatives to the MDLY Merger and to accept a superior proposal, although MCC had the right to actively pursue alternatives during the go-shop process conducted by MCC’s special committee.
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

In certain circumstances, the Company, MCC, and MDLY may waive one or more conditions to the Mergers or the MDLY Merger, as applicable, or amend the Amended MCC Merger Agreement or the Amended MDLY Merger Agreement, without resoliciting stockholder approval.

Certain conditions to the Company’s and MCC’s obligations to complete the MCC Merger may be waived, in whole or in part, to the extent legally allowed, either unilaterally or by agreement of the Company and MCC. In addition, certain conditions to the Company’s and MDLY’s obligations to complete the MDLY Merger may be waived, in whole or in part, to the extent legally allowed, either unilaterally or by agreement of the Company and MDLY. In the event that any such waiver does not require resolicitation of stockholders, the parties to the Amended MCC Merger Agreement and the Amended MDLY Merger Agreement will have the discretion to complete the MCC Merger and the MDLY Merger, respectively, without seeking further stockholder approval. However, certain conditions, such as the conditions requiring the approval of the Company’s stockholders, MCC’s stockholders and MDLY’s stockholders, are required under applicable law or the applicable company’s charter documents and may not be waived.

The Amended MCC Merger Agreement and the Amended MDLY Merger Agreement may be amended by the respective parties at any time before or after receipt of approval by our stockholders, MCC’s stockholders or MDLY’s stockholders, as the case may be; provided, however, that after receipt of the relevant stockholder approvals, there may not be any amendment of the Amended MCC Merger Agreement or the Amended MDLY Merger Agreement that requires further approval under applicable law or its charter documents of the relevant stockholders without receipt of such further approvals.

In addition to the foregoing, waiver or amendment of the Amended MCC Merger Agreement requires the consent of MDLY to the extent such waiver or amendment would adversely affect the economic or other rights or interests of MDLY and its stockholders under the Amended MCC Merger Agreement in any material respect. Conversely, waiver or amendment of the Amended MDLY Merger Agreement requires the consent of MCC to the extent such waiver or amendment would adversely affect the economic or other rights or interests of MCC and its stockholders under the Amended MDLY Merger Agreement in any material respect.

Certain persons related to us have interests in the Mergers that differ from the interests of our stockholders.
Certain of our directors and executive officers have financial interests in the Mergers that are different from, or in addition to, the interests of our stockholders. Our special committee and, acting on the recommendation of our special committee, our board of directors were aware of and considered these interests, among other matters, in evaluating the Amended MCC Merger Agreement, including the MCC Merger, and the Amended MDLY Merger Agreement, including the MDLY Merger, and in recommending to our stockholders to approve the MCC Merger and the MDLY Merger.

The MCC Merger and the MDLY Merger are conditioned on the Company, MCC, MDLY and certain of its affiliates receiving exemptive relief from the SEC.

The MCC Merger and the MDLY Merger are conditioned on the Company, MCC, MDLY, and certain of their affiliates, as applicable, receiving exemptive relief from the SEC from: (i) Sections 17(d) and 57(a)(1), (2), and (4) of the 1940 Act and Rule 17d-1 thereunder because the Mergers would involve a joint arrangement among two affiliated BDCs and their investment advisers and (ii) Sections 12(d)(3) and 60 of the 1940 Act because, in connection with the MDLY Merger, MDLY, a registered investment adviser, will be become a wholly owned subsidiary of the Combined Company or the Sierra/MDLY Company, as applicable. In addition, the Company and certain of its affiliates are requesting exemptive relief from the SEC from Sections 23(a), 23(b), 23(c), and 63 and pursuant to Section 61(a)(3)(B) and Sections 57(a)(4) and 57(i) of the 1940 Act and Rule 17d-1 thereunder that would permit the Combined Company or the Sierra/MDLY Company, as applicable, to grant stock options, restricted stock, and restricted stock units in exchange for and in recognition of services by its directors, executive officers and employees. There can be no assurance if or when the Company, MCC and MDLY will receive the exemptive relief.

We will be subject to business uncertainties and contractual restrictions while the Mergers are pending.
Uncertainty about the effect of the Mergers or the MDLY Merger, as applicable, may have an adverse effect on us and, consequently, on the Combined Company following completion of the Mergers or the Sierra/MDLY Company if only the MDLY Merger is completed. These uncertainties could cause those that deal with us to seek to change their existing business relationships with us. In addition, each of the Amended MCC Merger Agreement and the Amended MDLY Merger Agreement restricts us from taking actions that it might otherwise consider to be in its respective best interests. These restrictions may prevent us from pursuing certain business opportunities that may arise prior to the completion of the Mergers or the MDLY Merger, as applicable.

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

On January 25, 2019, two purported class actions were commenced in the Supreme Court of the State of New York, County of New York (the "New York Supreme Court"), by alleged stockholders of Medley Capital Corporation, captioned, respectively, Helene Lax v. Brook Taube, et al., Index No. 650503/2019, and Richard Dicristino, et al. v. Brook Taube, et al., Index No. 650510/2019 (together with the Lax Action, the “New York Actions”). Named as defendants in each complaint are Brook Taube, Seth Taube, Jeffrey Tonkel, Arthur S. Ainsberg, Karin Hirtler-Garvey, John E. Mack, Mark Lerdal, Richard T. Allorto, Jr., MCC, MDLY, the Company and Merger Sub. The complaints in each of the New York Actions allege that the individuals named as defendants breached their fiduciary duties in connection with the proposed merger of MCC with and into the Company, and that the other defendants aided and abetted those alleged breaches of fiduciary duties. Compensatory damages in unspecified amounts were sought. On December 20, 2019, the Delaware court entered an Order and Final Judgment approving the settlement of the Delaware Action (defined below). The release in the Delaware Action also operates to release the New York Actions are without merit. The attorneys for the plaintiffs in the New York Actions have informed the New York Supreme Court that they reserve the right to seek an award of attorneys’ fees on account of their purported contributions to the settlement of the Delaware Action, which the defendants reserve the right to oppose.

Set forth below is a description of the Decision (as defined below), which should be read in the context of the impact of the Delaware Order and corresponding Settlement.

On February 11, 2019, a purported stockholder class action relating to the MCC Merger was commenced in the Delaware Court of Chancery by FrontFour Capital Group LLC and FrontFour Master Fund, Ltd. (together, “FrontFour”), captioned FrontFour Capital Group LLC, et al. v. Brook Taube et al., Case No. 2019-0100 (the “Delaware Action”), against defendants Brook Taube, Seth Taube, Jeff Tonkel, Mark Lerdal, Karin Hirtler-Garvey, John E. Mack, Arthur S. Ainsberg, MDLY, the Company, MCC, MCC Advisors LLC, Medley Group LLC, and Medley LLC. The complaint, as amended on February 12, 2019, alleged that the individuals named as defendants breached their fiduciary duties to MCC’s stockholders in connection with the MCC Merger, and that MDLY, the Company, MCC Advisors LLC, Medley Group LLC, and Medley LLC aided and abetted those alleged breaches of fiduciary duties. The complaint sought to enjoin the vote of MCC’s stockholders on the MCC Merger and enjoin enforcement of certain provisions of the MCC Merger Agreement.

The Delaware Court of Chancery held a trial on the plaintiffs’ motion for a preliminary injunction and issued a Memorandum Opinion (the “Decision”) on March 11, 2019. The Delaware Court of Chancery denied FrontFour’s requests to (i) permanently enjoin the MCC Merger and (ii) require MCC to conduct a “shopping process” for MCC on terms proposed by FrontFour in its complaint. The Delaware Court of Chancery held that MCC’s directors breached their fiduciary duties in entering into the MCC Merger, but rejected FrontFour’s claim that the Company aided and abetted those breaches of fiduciary duties. The Delaware Court of Chancery ordered the defendants to issue corrective disclosures consistent with the Decision, and enjoined a vote of MCC’s stockholders on the MCC Merger until such disclosures had been made and stockholders had the opportunity to assimilate that information.

On March 20, 2019, another purported stockholder class action was commenced by Stephen Altman against Brook Taube, Seth Taube, Jeff Tonkel, Arthur S. Ainsberg, Karin Hirtler-Garvey, Mark Lerdal, and John E. Mack in the Delaware Court of Chancery, captioned Altman v. Taube, Case No. 2019-0219 (the “Altman Action”). The complaint alleged that the defendants breached their fiduciary duties to stockholders of MCC in connection with the vote of MCC’s stockholders on the proposed mergers. On April 8, 2019, the Delaware Court of Chancery granted a stipulation consolidating the Delaware Action and the Altman Action, designating the amended complaint in the Delaware Action as the operative complaint, and designating the plaintiffs in the Delaware Action and their counsel the lead plaintiffs and lead plaintiffs’ counsel, respectively.

On December 20, 2019, the Delaware Court of Chancery entered into the Delaware Order approving the settlement of the Delaware Action (the “Settlement”). Pursuant to the Settlement, MCC agreed to certain amendments to (i) the MCC Merger Agreement and (ii) the MDLY Merger Agreement, which amendments are reflected in the Amended MCC Merger Agreement and the Amended MDLY Merger Agreement. The Settlement also provides for, if the MCC Merger is consummated, the creation of a settlement fund, consisting of $17 million in cash and $30 million of the Company’s common stock, with the number of shares of the Company’s common stock to be calculated using the pro forma NAV of $6.37 per share as of June 30, 2019, which will be distributed to eligible members of the Settlement Class (as defined in the Settlement). In addition, in connection with the Settlement, on July 29, 2019,

MCC entered into a Governance Agreement with FrontFour Capital Group LLC, FrontFour Master Fund, Ltd., FrontFour Capital Corp., FrontFour Opportunity Fund, David A. Lorber, Stephen E. Loukas and Zachary R. George, pursuant to which, among other matters, FrontFour is subject to customary standstill restrictions and required to vote in favor of the MCC Merger at a meeting of stockholders to approve the Amended MCC Merger Agreement. The Settlement also provides for mutual releases between and among FrontFour and the Settlement Class, on the one hand, and the Medley Parties, on the other hand, of all claims that were or could have been asserted in the Delaware Action through September 26, 2019.

The Delaware Court of Chancery also awarded attorney’s fees as follows: (i) an award of $3,000,000 to lead plaintiffs’ counsel and $75,000 to counsel to plaintiff Stephen Altman (the “Therapeutics Fee Award”) and $420,335 of plaintiff counsel expenses payable to the lead plaintiff’s counsel, which were paid on December 23, 2019, and (ii) an award that is contingent upon the closing of the proposed merger transactions (the “Contingent Fee Award”), consisting of:

a.
$100,000 for the agreement by the Company’s board of directors to appoint one independent director of MCC who will be selected by the independent directors of the Company on the board of directors of the post-merger company upon the closing of the Mergers; and

b.	the amount calculated by solving for A in the following formula:

Award[A]=(Monetary Fund[M]+Award[A]-Look Through[L])*Percentage[P]

Whereas

A
shall be the amount of the Additional Fee (excluding the $100,000 award for the agreement by the Company’s board of directors to appoint one independent director of MCC who will be selected by the independent directors of the Company on the board of directors of the post-merger company upon the closing of the Mergers);

M
shall be the sum of (i) the $17 million cash component of the Settlement Fund and (ii) the value of the post-merger company stock component of the Settlement Fund, which shall be calculated as the product of the VPS (as defined below) and 4,709,576.14 (the number of shares of post-merger company’s stock comprising the stock component of the net settlement amount);

L
shall be the amount representing the estimated value of the decrease in shares to be received by eligible class members arising by operation of the change in the “Exchange Ratio” under the Amended MCC Merger Agreement, calculated as follows:

L = ((ES * 68%) - (ES * 66%)) * VPS

Where:

ES    shall be the number of eligible shares;

VPS
shall be the pro forma NAV per share of the post-merger company’s common stock as of the closing as reported in the public disclosure filed nearest in time and after the closing (the “Closing NAV Disclosure”); and

P    shall equal 0.26

The Contingent Fee Award is contingent upon the closing of the MCC Merger. Payment of the Contingent Fee Award will be made in two stages. First, within five (5) business days of the establishment of the Settlement Fund, MCC or its successor shall (i) pay the plaintiffs’ counsel an estimate of the Contingent Fee Award (the “Additional Fee Estimate”), less twenty (20) percent (the “Additional Fee Estimate Payment”), and (ii) deposit the remaining twenty (20) percent of the Additional Fee Estimate into escrow (the “Escrowed Fee”). For purposes of calculating such estimate, MCC or its successor shall use the formula set above, except that VPS shall equal the pro forma NAV of the post-merger company’s common stock as reported in the public disclosure filed nearest in time and prior to the closing (the “Closing NAV Estimate”).

Second, within five (5) business days of the Closing NAV Disclosure (as defined in the Order and Final Judgment), (i) if the Additional Fee is greater than the Additional Fee Estimate Payment, an amount of the Escrowed Fee shall be released to plaintiffs’ counsel such that the total payments made to plaintiffs’ counsel equal the Additional Fee and the remainder of the Escrowed Fee, if any, shall be released to MCC or its successor, (ii) if the Additional Fee is less than the Additional Fee Estimate Payment, plaintiffs’ counsel shall return to MCC or its successor the difference between the Additional Fee Estimate and the Additional Fee and the Escrowed Fee shall be released to MCC or its successor, or (iii) if the Additional Fee is equal to the Additional Fee Estimate Payment, the Escrowed Fee shall be released to MCC or its successor.

On January 17, 2020, MCC and the Company filed a notice of appeal with the Delaware Supreme Court from those provisions of the Order and Final Judgment with respect to the Contingent Fee Award.

On April 5, 2019, a purported stockholder class action was commenced in the Supreme Court of the State of New York, County of New York, by alleged stockholders of Sierra Income Corporation, captioned Roger Anderson et al. v. Stephen R. Byers et al., Index No. 652006/2019. Named as defendants are Stephen R. Byers, Oliver T. Kane, Valerie Lancaster-Beal, Brook Taube, Seth Taube, Sierra Income Corporation, and Sierra Management, Inc. The complaint alleges that the individuals named as defendants breached their fiduciary duties to stockholders of Sierra Income Corporation in connection with the proposed mergers of Medley Capital Corporation with and into Sierra Income Corporation and Medley Management Inc. with and into Sierra Management, Inc., and that Brook Taube, Seth Taube, Sierra Income Corporation, and Sierra Management, Inc. aided and abetted those alleged breaches of fiduciary duties. The complaint seeks to enjoin the proposed mergers or, in the alternative, to recover money damages in an unspecified amount. On November 8, 2019, the plaintiffs filed an amended complaint that reiterated the allegations of the original complaint and added allegations concerning the new mergers, including that the new mergers are “even more financially unfavorable to Sierra” than the old mergers and that under the new mergers, and that “Sierra would actually be paying more for MDLY . . . when all consideration is taken into account,” based on the erroneous allegation that Sierra is the party responsible for bearing the cost of the MCC settlement fund. Plaintiffs also allege that Brook Taube and Seth Taube exercised control over Sierra and breached fiduciary duties owed to Sierra in that capacity. Pursuant to a stipulation entered by the Court on February 5, 2020, the plaintiffs are required to advise the defendants within twenty days of the filing of a definitive proxy statement relating to the Amended MCC Merger Agreement and the Amended MDLY Merger Agreement whether they intend to file a second amended complaint. Defendants’ time to respond shall be 45 days following the later of the plaintiffs either filing a second amended complaint or notifying the defendants that they do not intend to file a second amended complaint. A preliminary conference is currently scheduled for April 21, 2020. The defendants believe the claims asserted in the action are without merit and they intend to defend the lawsuit vigorously.

Item 4. Mine Safety Disclosures

Not Applicable
PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information
Shares of our common stock are illiquid investments for which there is currently no secondary market. No shares of our common stock have been authorized for issuance under any equity compensation plans. Under Maryland General Corporation Law, our stockholders generally will not be personally liable for our debts or obligations.

On July 2, 2018, the Company’s board of directors determined to terminate the Company’s offering effective as of July 31, 2018. Prior to such date, the Company conducted a continuous public offering of its shares of common stock beginning on April 16, 2012. The Company sold a total of 108,727,717 shares of common stock, which includes shares issued as part of the distribution reinvestment plan (see Note 13), for total proceeds of $1.0 billion, which includes the shares sold to SIC Advisors.

As of March 20, 2020, we had 20,399 record holders of our common stock.

Set forth below is a chart describing the classes of our securities outstanding as of March 20, 2020:

Title of Class	Amount Authorized	Amount Held by Us or for Our Account	Amount Outstanding
Common Stock	250,000,000	—	102,759,467

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
The following table reflects, for U.S. federal Income tax purposes, the sources of the cash distributions that we have paid on our common stock during the years ended December 31, 2019, 2018 and 2017:

			Years Ended December 31,
	2019		2018		2017
Source of Distribution	Distribution Amount	Percentage	Distribution Amount	Percentage	Distribution Amount	Percentage
Ordinary income	$38,237,797	59.6%	$62,256,547	100.0%	$61,549,954	100.0%
Net realized gain	—	—	—	—	—	—
Return of capital	25,924,607	40.4	—	—	—	—
Distributions on a tax basis	$64,162,404	100.0%	$62,256,547	100.0%	$61,549,954	100.0%
We have adopted an “opt in” distribution reinvestment plan pursuant to which our stockholders may elect to have the full amount of any cash distributions reinvested in additional shares of our common stock. As a result, if we declare a cash dividend or other distribution, each stockholder that has “opted in” to our distribution reinvestment plan will have their distributions automatically reinvested in additional shares of our common stock rather than receiving cash distributions. Stockholders who receive distributions in the form of shares of common stock will be subject to the same federal, state and local tax consequences as if they received cash distributions.
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

During the year ended December 31, 2019, the Company repurchased 248,704 shares, respectively, of certain shareholders due to death or disability. The following table provides information concerning our repurchases of shares of our common stock from our stockholders who have requested repurchases in connection with such stockholder’s death or disability during the fiscal year ended December 31, 2019:

Period	Total Number of Shares Purchased	Average Price Per Share Paid	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
August 1, 2019 - August 31, 2019	144,357	$6.37	—	—
November 1, 2019 - November 30, 2019	104,347	$6.03	—	—
Total	248,704	6.23	—	—

Item 6. Selected Financial Data

The following consolidated selected financial data should be read in conjunction with Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and Part II, Item 8, Consolidated Financial Statements and Supplementary Data, of this Annual Report on Form 10-K. The following consolidated selected financial and other data for the years ended December 31, 2019, 2018, 2017, 2016, and 2015 is derived from the audited consolidated financial statements for such years, included in Part II, Item 8, Consolidated Financial Statements and Supplementary Data, of this Annual Report on Form 10-K.

	As of and for the years ended December 31,
	2019	2018	2017	2016	2015
Statement of Operations data:
Total investment income	$80,097,606	$97,172,641	$107,175,537	$99,780,496	$85,639,700
Base management fees	17,018,479	19,011,460	21,233,065	19,928,802	17,234,293
Incentive fee	176,061	—	4,700,177	9,281,479	4,434,352
All other expenses - Net of expense reimbursement	30,821,164	31,432,395	28,738,825	10,605,743	17,470,552
Net investment income	32,081,902	46,728,786	52,503,470	59,964,472	46,500,503
Unrealized appreciation/(depreciation) on total investments	(33,939,196)	(17,544,964)	(13,935,972)	22,484,721	(67,923,168)
Net realized gain/(loss) on total investments	(27,723,609)	(57,661,458)	(26,062,342)	(13,120,398)	11,309,852
Net increase/(decrease) in net assets resulting from operations	(29,580,903)	(28,477,636)	12,505,156	69,328,795	(10,112,813)
Per share data:(1)
Net asset value per common share at year end	$5.78	$6.72	$7.66	$8.17	$8.16
Net investment income	0.32	0.48	0.55	0.66	0.66
Net realized gains/(losses) on total investments	(0.28)	(0.59)	(0.27)	(0.15)	0.16
Net unrealized appreciation/(depreciation) on total investments	(0.34)	(0.18)	(0.14)	0.25	(0.96)
Net increase/decrease in net assets resulting from operations	(0.30)	(0.29)	0.14	0.76	(0.14)
Distributions declared (2)	0.64	0.64	0.64	0.76	0.80
Issuance of common stock (3)	—	(0.01)	(0.01)	0.01	0.13
Balance Sheet data at year end:
Total investment portfolio at fair value	$675,623,930	$923,480,762	$1,064,109,090	$983,144,322	$907,362,444
Cash collateral on total return swap	—	27,000,000	48,000,000	79,620,942	77,029,970
Total investments	675,623,930	950,480,762	1,112,109,090	1,062,765,264	984,392,414
Cash and cash equivalents	225,316,656	59,481,495	64,909,759	99,400,794	93,658,142
Other assets	24,942,469	19,669,393	(147,387,199)	21,565,190	19,895,635
Total assets	925,883,055	1,029,631,650	1,029,631,650	1,183,731,248	1,097,946,191
Total liabilities	334,820,334	367,551,451	447,966,265	410,618,161	423,822,093
Total net assets	591,062,721	662,080,199	581,665,385	773,113,087	674,124,098
Other data (unaudited):
Weighted average yield on total investments (4)	10.9%	10.8%	9.9%	10.4%	11.5%
Number of companies in investment portfolio at year end	84	95	115	99	89

(1)
The per share data was derived by using the weighted average shares outstanding during the years ended December 31, 2019, 2018, 2017, 2016, and 2015, which were 100,582,788, 97,404,685, 96,248,024, 90,424,090 and 70,648,292, respectively.

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

This annual report on Form 10-K also includes “forward-looking” statements, including statements regarding the proposed transactions, contemplated by the Amended MCC Merger Agreement (as defined herein) and the Amended MDLY Merger Agreement (as defined herein). Because forward-looking statements, such as the date that the parties expect the proposed transactions to be completed and the expectation that the proposed transactions will provide improved liquidity for the Company and will be accretive to net investment income for the Company, include risks and uncertainties, actual results may differ materially from those expressed or implied and include, but are not limited to, those discussed in the Company’s, filings with the Securities and Exchange Commission (the "SEC"), and (i) the satisfaction or waiver of closing conditions relating to the proposed transactions described herein, including, but not limited to, the requisite approvals of the stockholders of each of the Company, MCC, and MDLY; the Company successfully taking all actions reasonably required with respect to certain outstanding indebtedness of MCC and MDLY to prevent any material adverse effect relating thereto; certain required approvals of the SEC (including necessary exemptive relief to consummate the merger transactions), the necessary consents of certain third-party advisory clients of MDLY; and any applicable waiting period (and any extension thereof) applicable to the transactions under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, shall have expired or been terminated; (ii) the parties’ ability to successfully consummate the proposed transactions, and the timing thereof; and (iii) the possibility that competing offers or acquisition proposals related to the proposed transactions will be made and, if made, could be successful. Additional risks and uncertainties specific to the Company include, but are not limited to, (i) the costs and expenses that the Company has, and may incur, in connection with the proposed transactions (whether or not they are consummated); (ii) the impact that any litigation relating to the proposed transactions may have on the Company; (iii) that projections with respect to distributions may prove to be incorrect; (iv) the Company’s ability to invest its portfolio of cash in a timely manner following the closing of the proposed transactions; (v) the market performance of the combined portfolio; (vi) the ability of portfolio companies to pay interest and principal in the future; (vii) the ability of MDLY to grow its fee earning assets under management; and (viii) whether the Company, as the surviving company, will trade with more volume and perform better than MCC and MDLY prior to the proposed transactions. There can be no assurance of the level of any distributions to be paid, if any, following consummation of the proposed transactions.

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

Overview

We are an externally managed non-diversified closed-end management investment company that has elected to be treated as a BDC under the 1940 Act. We are externally managed by SIC Advisors, which is an investment adviser registered with the SEC under the Advisers Act. SIC Advisors is responsible for sourcing potential investments, conducting due diligence on prospective investments, analyzing investment opportunities, structuring investments and monitoring our portfolio on an ongoing basis. In addition, we have elected, and intend to qualify annually to be treated, for U.S. federal income tax purposes, as a RIC under Subchapter M of the Code.

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

As a BDC, we are required to comply with certain regulatory requirements. For instance, we generally have to invest at least 70% of our total assets in “qualifying assets,” including securities of private or thinly traded public U.S. companies, cash, cash equivalents, U.S. government securities and high-quality debt investments that mature in one year or less. In addition, we are only allowed to borrow money such that our asset coverage, as defined in the 1940 Act, equals at least 200% (or 150% if certain requirements under the 1940 Act are met) after such borrowing, with certain limited exceptions. To maintain our RIC tax treatment, we must meet specified source-of-income and asset diversification requirements. To be eligible for RIC tax treatment under Subchapter M for U.S. federal income tax purposes, we must distribute at least 90% of our net ordinary income and realized net short-term capital gains in excess of realized net long-term capital losses, if any, for the taxable year.

Agreements and Plan of Mergers
On August 9, 2018, the Company entered into definitive agreements to acquire Medley Capital Corporation (NYSE/TASE: MCC, MCC) and Medley Management Inc. (NYSE: MDLY, "MDLY"). Pursuant to the Agreement and Plan of Merger, dated as of August 9, 2018, by and between MCC and the Company (the "MCC Merger Agreement"), MCC would, on the terms and subject to the conditions set forth in the MCC Merger Agreement, merge with and into the Company, with the Company as the surviving company in the merger (the "MCC Merger"). In the MCC Merger, each share of MCC’s common stock issued and outstanding immediately prior to the MCC Merger effective time (other than shares of MCC’s common stock held by MCC, the Company or their respective wholly owned subsidiaries) would be converted into the right to receive 0.8050 shares of the Company’s common stock; provided that cash would be paid in lieu of fractional shares of the Company’s common stock issuable in the MCC Merger.

Simultaneously, pursuant to the Agreement and Plan of Merger (the "MDLY Merger Agreement"), dated as of August 9, 2018, by and among MDLY, the Company, and Sierra Management, Inc., a wholly owned subsidiary of the Company ("Merger Sub"), MDLY would, on the terms and subject to the conditions set forth in the MDLY Merger Agreement, merge with and into Merger Sub, with Merger Sub as the surviving company in the merger (the “MDLY Merger” together with the MCC Merger, the "Mergers"), and MDLY’s existing asset management business would continue to operate as a wholly owned subsidiary of the Company. In the MDLY Merger, each share of MDLY Class A common stock, issued and outstanding immediately prior to the MDLY Merger effective time (other than Dissenting Shares (as defined in the MDLY Merger Agreement) and shares of MDLY Class A common stock held by MDLY, the Company or their respective wholly owned subsidiaries) would be converted into the right to receive (i) 0.3836 shares of our common stock; provided that cash would be paid in lieu of fractional shares of the Company’s common stock issuable in the MDLY Merger; plus (ii) cash in an amount equal to $3.44 per share. In addition, MDLY's stockholders would have the right to receive certain dividends and/or other payments.

On July 29, 2019, the Company entered into amended and restated definitive agreements with MCC and MDLY. Pursuant to the Amended and Restated Agreement and Plan of Merger, dated as of July 29, 2019 (the “Amended MCC Merger Agreement”), by and between MCC and the Company, pursuant to which MCC will, on the terms and subject to the conditions set forth in the Amended MCC Merger Agreement, merge with and into the Company, with the Company as the surviving company in the MCC Merger. In the MCC Merger, each share of MCC’s common stock, other than shares of MCC’s common stock held by MCC, the Company or their respective wholly owned subsidiaries, will be exchanged for the right to receive (i) 0.68 shares of the Company’s common stock if the attorneys’ fees of plaintiffs’ counsel and litigation expenses paid or incurred by plaintiffs’ counsel or advanced by plaintiffs in connection with the Delaware Action, as described below ( such fees and expenses, the “Plaintiff Attorney Fees”), are less than or equal to $10,000,000; (ii) 0.66 shares of the Company’s common stock if the Plaintiff Attorney Fees are equal to or greater than $15,000,000; (iii) between 0.68 and 0.66 per share of the Company’s common stock if the Plaintiff Attorney Fees are greater than $10,000,000 but less than $15,000,000, calculated on a descending basis, based on straight line interpolation between $10,000,000 and $15,000,000; or (iv) 0.66 shares of the Company’s common stock in the event that the Plaintiff’s Attorney Fees are not fully and finally determined prior to the closing of the MCC Merger (such ratio, the “MCC Merger Exchange Ratio”); provided that cash will be paid in lieu of fractional shares of the Company’s common stock issuable in the MCC Merger. Based upon the Plaintiff Attorney Fees approved by the Court of Chancery of the State of Delaware (the “Delaware Court of Chancery”) as set forth in the Order and Final Judgment entered into on December 20, 2019, as described below (the “Delaware Order”), the MCC Merger Exchange Ratio will be 0.66 shares of the Company’s common stock. MCC and the Company are appealing the Delaware Order with respect to the Delaware Court of Chancery’s ruling on the Plaintiff Attorney Fees. Under the Amended MCC Merger Agreement, the MCC Merger exchange ratio is not subject to adjustment based on changes in the NAV of the Company or the market price of MCC’s common stock before the MCC Merger effective time. In addition, under the Settlement, the defendant parties to the Settlement (other than MDLY) shall, among other things, deposit or cause to be deposited the Settlement Shares, the number of shares of which is to be calculated using the pro forma NAV of $6.37 per share as of June 30, 2019, and is not subject to subsequent adjustment based on changes in the NAV of the Company or the market price of MCC’s common stock before the MCC Merger effective time, provided that the MCC Merger is consummated by March 31, 2020, or, if consummated after March 31, 2020, only if the parties subsequently agree to extend the closing date on the same terms and conditions.

Pursuant to the Amended and Restated Agreement and Plan of Merger, dated as of July 29, 2019 (the “Amended MDLY Merger Agreement”), by and among MDLY, the Company, and Merger Sub, pursuant to which MDLY will, on the terms and subject to the conditions set forth in the Amended MDLY Merger Agreement, merge with and into Merger Sub, with Merger Sub as the surviving company in the MDLY Merger. In the MDLY Merger, each share of MDLY Class A Common Stock, issued and outstanding immediately prior to the MDLY Merger effective time (other than shares of MDLY Class A Common Stock held by MDLY, the Company or their respective wholly owned subsidiaries (the “Excluded MDLY Shares”) and the Dissenting Shares (as defined in the Amended MDLY Merger Agreement), held, immediately prior to the MDLY Merger effective time, by any person other than a Medley LLC Unitholder (as defined below)), will be exchanged for (i) 0.2668 shares of the Company’s common stock; provided that cash will be paid in lieu of fractional shares of the Company’s common stock; plus (ii) cash in an amount equal to $2.96 per share. In addition, in the MDLY Merger, each share of MDLY Class A Common Stock issued and outstanding immediately prior to the MDLY Merger effective time, other than the Excluded MDLY Shares and the Dissenting Shares, held, immediately prior to the MDLY Merger effective time, by holders of the issued and outstanding limited liability company interests of Medley LLC (the “Medley LLC Units” and, holders of the Medley LLC Units at any time on or after July 29, 2019, the “Medley LLC Unitholders”) will be exchanged for (i) 0.2072 shares of the Company’s common stock; provided that cash will be paid in lieu of fractional shares of the Company’s common stock; plus (ii) cash in an amount equal to $2.66 per share. Under the Amended MDLY Merger Agreement, the MDLY exchange ratios and the cash consideration amount was fixed on July 29, 2019, the date of the signing of the Amended MDLY Merger Agreement. The MDLY exchange ratios and the cash consideration amount are not subject to adjustment based on changes in the net asset value of Sierra or the market price of MDLY Class A common stock before the MDLY Merger effective time, provided that the MDLY Merger is consummated by March 31, 2020, or, if consummated after March 31, 2020, only if the parties subsequently agree to extend the closing date on the same terms and conditions.

Pursuant to the terms of the Amended MCC Merger Agreement, the consummation of the MCC Merger is conditioned upon the satisfaction or waiver of each of the conditions to closing under the Amended MDLY Merger Agreement and the consummation of the MDLY Merger. However, pursuant to the terms of the Amended MDLY Merger Agreement, the consummation of the MDLY Merger is not contingent upon the consummation of the MCC Merger. If the Mergers are, or only the MDLY Merger is, consummated the Company’s common stock will be listed on the New York Stock Exchange under the symbol "SRA”, with such listing expected to be effective as of the closing date of the Mergers or only the MDLY Merger, as applicable. If the MCC Merger is also consummated, the Company’s common stock will be listed on the Tel Aviv Stock Exchange (the "TASE"), with such listing expected to be effective as of the closing date of the Mergers. If both Mergers are consummated, the investment portfolios of MCC and the Company would be combined, Merger Sub, as a successor to MDLY, would be a wholly owned subsidiary of the Company (the “Combined Company”), and the Combined Company would be internally managed by MCC Advisors LLC, its wholly controlled adviser subsidiary. If only the MDLY Merger is consummated, while the investment portfolios of MCC and the Company would not be combined, the investment management function relating to the operation of the Company, as the surviving company, would still be internalized (the “Sierra/MDLY Company”) and the Sierra/MDLY Company would be managed by MCC Advisors LLC.

The Mergers are subject to approval by the stockholders of the Company, MCC, and MDLY, regulators, including the SEC, court approval of the Settlement (as described below), other customary closing conditions and third-party consents. There is no assurance that any of the foregoing conditions will be satisfied. The Company and MCC have the right to terminate the Amended MCC Merger Agreement under certain circumstances, including (subject to certain limitations set forth in the Amended MCC Merger Agreement), among others: (i) by mutual written agreement of each party; (ii) any governmental entity whose consent or approval is a condition to closing set forth in Section 8.1 of the Amended MCC Merger Agreement has denied the granting of any such consent or approval and such denial has become final and nonappealable, or any governmental entity of competent jurisdiction shall have issued a final and nonappealable order, injunction or decree permanently enjoining or otherwise prohibiting or making illegal the consummation of the transactions contemplated by the Amended MCC Merger Agreement; (iii) the MCC Merger has not closed on or prior to March 31, 2020; or (iv) either party has failed to obtain stockholder approval or the Amended MDLY Merger Agreement has been terminated. The Company and MDLY have the right to terminate the Amended MCC Merger Agreement under certain circumstances, including (subject to certain limitations set forth in the Amended MDLY Merger Agreement), among others: (i) by mutual written agreement of each party; (ii) any governmental entity whose consent or approval is a condition to closing set forth in Section 8.1 of the Amended MDLY Merger Agreement has denied the granting of any such consent or approval and such denial has become final and nonappealable, or any governmental entity of competent jurisdiction shall have issued a final and nonappealable order, injunction or decree permanently enjoining or otherwise prohibiting or making illegal the consummation of the transactions contemplated by the Amended MDLY Merger Agreement; (iii) the MDLY Merger has not closed on or prior to March 31, 2020; or (iv) either party has failed to obtain stockholder approval or the Amended MCC Merger Agreement has been terminated.

Set forth below is a description of the Decision (as defined below), which should be read in the context of the impact of the Delaware Order and corresponding Settlement.

On February 11, 2019, a purported stockholder class action relating to the MCC Merger was commenced in the Delaware Court of Chancery by FrontFour Capital Group LLC and FrontFour Master Fund, Ltd. (together, “FrontFour”), captioned FrontFour Capital Group LLC, et al. v. Brook Taube et al., Case No. 2019-0100 (the “Delaware Action”), against defendants Brook Taube, Seth Taube, Jeff Tonkel, Mark Lerdal, Karin Hirtler-Garvey, John E. Mack, Arthur S. Ainsberg, MDLY, the Company, MCC, MCC Advisors LLC, Medley Group LLC, and Medley LLC. The complaint, as amended on February 12, 2019, alleged that the individuals named as defendants breached their fiduciary duties to MCC’s stockholders in connection with the MCC Merger, and that MDLY, the Company, MCC Advisors LLC, Medley Group LLC, and Medley LLC aided and abetted those alleged breaches of fiduciary duties. The complaint sought to enjoin the vote of MCC’s stockholders on the MCC Merger and enjoin enforcement of certain provisions of the MCC Merger Agreement.

The Delaware Court of Chancery held a trial on the plaintiffs’ motion for a preliminary injunction and issued a Memorandum Opinion (the “Decision”) on March 11, 2019. The Delaware Court of Chancery denied FrontFour’s requests to (i) permanently enjoin the MCC Merger and (ii) require MCC to conduct a “shopping process” for MCC on terms proposed by FrontFour in its complaint. The Delaware Court of Chancery held that MCC’s directors breached their fiduciary duties in entering into the MCC Merger, but rejected FrontFour’s claim that the Company aided and abetted those breaches of fiduciary duties. The Delaware Court of Chancery ordered the defendants to issue corrective disclosures consistent with the Decision, and enjoined a vote of MCC’s stockholders on the MCC Merger until such disclosures had been made and stockholders had the opportunity to assimilate that information.

On March 20, 2019, another purported stockholder class action was commenced by Stephen Altman against Brook Taube, Seth Taube, Jeff Tonkel, Arthur S. Ainsberg, Karin Hirtler-Garvey, Mark Lerdal, and John E. Mack in the Delaware Court of Chancery, captioned Altman v. Taube, Case No. 2019-0219 (the “Altman Action”). The complaint alleged that the defendants breached their fiduciary duties to stockholders of MCC in connection with the vote of MCC’s stockholders on the proposed mergers. On April 8, 2019, the Delaware Court of Chancery granted a stipulation consolidating the Delaware Action and the Altman Action, designating the amended complaint in the Delaware Action as the operative complaint, and designating the plaintiffs in the Delaware Action and their counsel the lead plaintiffs and lead plaintiffs’ counsel, respectively.

On December 20, 2019, the Delaware Court of Chancery entered into the Delaware Order approving the settlement of the Delaware Action (the “Settlement”). Pursuant to the Settlement, MCC agreed to certain amendments to (i) the MCC Merger Agreement and (ii) the MDLY Merger Agreement, which amendments are reflected in the Amended MCC Merger Agreement and the Amended MDLY Merger Agreement. The Settlement also provides for, if the MCC Merger is consummated, the creation of a settlement fund, consisting of $17 million in cash and $30 million of the Company’s common stock, with the number of shares of the Company’s common stock to be calculated using the pro forma NAV of $6.37 per share as of June 30, 2019, which will be distributed to eligible members of the Settlement Class (as defined in the Settlement). In addition, in connection with the Settlement, on July 29, 2019, MCC entered into a Governance Agreement with FrontFour Capital Group LLC, FrontFour Master Fund, Ltd., FrontFour Capital Corp., FrontFour Opportunity Fund, David A. Lorber, Stephen E. Loukas and Zachary R. George, pursuant to which, among other matters, FrontFour is subject to customary standstill restrictions and required to vote in favor of the MCC Merger at a meeting of stockholders to approve the Amended MCC Merger Agreement. The Settlement also provides for mutual releases between and among FrontFour and the Settlement Class, on the one hand, and the Medley Parties, on the other hand, of all claims that were or could have been asserted in the Delaware Action through September 26, 2019.

The Delaware Court of Chancery also awarded attorney’s fees as follows: (i) an award of $3,000,000 to lead plaintiffs’ counsel and $75,000 to counsel to plaintiff Stephen Altman (the “Therapeutics Fee Award”) and $420,335 of plaintiff counsel expenses payable to the lead plaintiff’s counsel, which were paid on December 23, 2019, and (ii) an award that is contingent upon the closing of the proposed merger transactions (the “Contingent Fee Award”), consisting of:

a.
$100,000 for the agreement by the Company’s board of directors to appoint one independent director of MCC who will be selected by the independent directors of the Company on the board of directors of the post-merger company upon the closing of the Mergers; and

b.	the amount calculated by solving for A in the following formula:

Award[A]=(Monetary Fund[M]+Award[A]-Look Through[L])*Percentage[P]

Whereas

A
shall be the amount of the Additional Fee (excluding the $100,000 award for the agreement by the Company’s board of directors to appoint one independent director of MCC who will be selected by the independent directors of the Company on the board of directors of the post-merger company upon the closing of the Mergers);

M
shall be the sum of (i) the $17 million cash component of the Settlement Fund and (ii) the value of the post-merger company stock component of the Settlement Fund, which shall be calculated as the product of the VPS (as defined below) and 4,709,576.14 (the number of shares of post-merger company’s stock comprising the stock component of the net settlement amount);

L
shall be the amount representing the estimated value of the decrease in shares to be received by eligible class members arising by operation of the change in the “Exchange Ratio” under the Amended MCC Merger Agreement, calculated as follows:

L = ((ES * 68%) - (ES * 66%)) * VPS

Where:

ES    shall be the number of eligible shares;

VPS
shall be the pro forma NAV per share of the post-merger company’s common stock as of the closing as reported in the public disclosure filed nearest in time and after the closing (the “Closing NAV Disclosure”); and

P    shall equal 0.26

The Contingent Fee Award is contingent upon the closing of the MCC Merger. Payment of the Contingent Fee Award will be made in two stages. First, within five (5) business days of the establishment of the Settlement Fund, MCC or its successor shall (i) pay the plaintiffs’ counsel an estimate of the Contingent Fee Award (the “Additional Fee Estimate”), less twenty (20) percent (the “Additional Fee Estimate Payment”), and (ii) deposit the remaining twenty (20) percent of the Additional Fee Estimate into escrow (the “Escrowed Fee”). For purposes of calculating such estimate, MCC or its successor shall use the formula set above, except that VPS shall equal the pro forma NAV of the post-merger company’s common stock as reported in the public disclosure filed nearest in time and prior to the closing (the “Closing NAV Estimate”).

Second, within five (5) business days of the Closing NAV Disclosure (as defined in the Order and Final Judgment), (i) if the Additional Fee is greater than the Additional Fee Estimate Payment, an amount of the Escrowed Fee shall be released to plaintiffs’ counsel such that the total payments made to plaintiffs’ counsel equal the Additional Fee and the remainder of the Escrowed Fee, if any, shall be released to MCC or its successor, (ii) if the Additional Fee is less than the Additional Fee Estimate Payment, plaintiffs’ counsel shall return to MCC or its successor the difference between the Additional Fee Estimate and the Additional Fee and the Escrowed Fee shall be released to MCC or its successor, or (iii) if the Additional Fee is equal to the Additional Fee Estimate Payment, the Escrowed Fee shall be released to MCC or its successor.

On January 17, 2020, MCC and the Company filed a notice of appeal with the Delaware Supreme Court from those provisions of the Order and Final Judgment with respect to the Contingent Fee Award.

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

Portfolio and Investment Activity
The following table shows the amortized cost and the fair value of our investment portfolio as of December 31, 2019:

	Amortized Cost	Percentage	Fair Value	Percentage
Senior secured first lien term loans	$382,580,269	48.0%	$328,816,197	48.7%
Senior secured second lien term loans	157,794,323	19.8	122,817,885	18.2
Senior secured first lien notes	15,217,625	1.9	14,354,825	2.1
Subordinated notes	70,422,851	8.8	63,021,420	9.3
Sierra Senior Loan Strategy JV I LLC	92,050,000	11.5	68,434,389	10.1
Equity/warrants	79,968,093	10.0	78,179,214	11.6
Total	$798,033,161	100.0%	$675,623,930	100.0%

As of December 31, 2019, our investment portfolio consisted of investments in 84 portfolio companies with a fair value of $675.6 million.
As of December 31, 2019, our income-bearing investment portfolio, which represented 87.2% of our total portfolio, had a weighted average yield based upon the cost of our portfolio investments of approximately 9.6%, and 4.5% of our income-bearing portfolio bore interest based on fixed rates, and 95.5% of our income-bearing portfolio bore interest at floating rates, such as LIBOR.
For the year ended December 31, 2019, we invested $107.5 million of principal in directly originated transactions across 24 portfolio companies and $60.3 million of principal in syndicated transactions across 14 portfolio companies. As of December 31, 2019, the investment portfolio was comprised of $634.5 million of principal in directly originated transactions across 62 portfolio companies and $131.1 million of principal in syndicated transactions across 22 portfolio companies.

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

The following table shows weighted average current yield to maturity, including the yield of any cash collateral on the total return swap ("TRS"), based on fair value as of December 31, 2019 and 2018:

	December 31, 2019		December 31, 2018
	Percentage of Total Investments	Weighted Average Current Yield for Total Investments	Percentage of Total Investments	Weighted Average Current Yield for Total Investments
Senior secured first lien term loans	48.7%	10.4%	50.5%	10.3%
Senior secured first lien notes	18.2	29.6	3.7	13.3
Senior secured second lien term loans	2.1	11.0	17.8	13.3
Subordinated notes	9.3	10.8	7.0	7.2
Sierra Senior Loan Strategy JV I LLC	10.1	9.6	8.7	9.7
Equity/warrants	11.6	9.7	12.3	12.2
Total	100.0%	10.9%	100.0%	9.9%

(1)	The weighted average current yield for total investments does not represent the total return to our stockholders.

The following table shows the portfolio composition by industry classification, based on fair value at December 31, 2019:

Industry Classification	Investments at Fair Value	Percentage of Total Portfolio
Multi-Sector Holdings	$130,278,650	19.2%
High Tech Industries	81,531,661	12.1
Services: Business	81,285,736	12.0
Healthcare & Pharmaceuticals	57,374,851	8.5
Banking, Finance, Insurance & Real Estate	52,049,297	7.7
Construction & Building	39,865,739	5.9
Wholesale	35,186,289	5.2
Aerospace & Defense	34,475,020	5.1
Consumer Goods: Durable	24,214,089	3.6
Hotel, Gaming & Leisure	21,365,163	3.2
Automotive	19,861,655	2.9
Containers, Packaging & Glass	15,655,179	2.3
Transportation: Cargo	12,771,231	1.9
Energy: Oil & Gas	10,007,469	1.5
Chemicals, Plastics & Rubber	9,505,614	1.4
Media: Diversified & Production	9,493,583	1.4
Forest Products & Paper	7,182,914	1.1
Transportation: Consumer	6,877,180	1.0
Capital Equipment	6,537,927	1.0
Environmental Industries	6,414,400	0.9
Consumer Goods: Non-durable	4,721,895	0.7
Metals & Mining	3,258,022	0.5
Media: Broadcasting & Subscription	2,163,218	0.3
Retail	1,846,648	0.3
Media: Advertising, Printing & Publishing	1,700,500	0.3
Total	$675,623,930	100.0%

The following table shows the portfolio composition by industry classification, including the TRS underlying loans, based on fair value as of December 31, 2018:

Industry Classification	Investments at Fair Value(1)	Percentage of Total Portfolio(1)	Value of TRS Underlying Loans	Percentage of TRS Underlying Loans	Total Investments at Fair Value Including the Value of TRS Underlying Loans	Percentage of Total Portfolio Including the Value of TRS Underlying Loans
Services: Business	$156,398,957	16.9%	$10,773,821	15.0%	$167,172,778	16.8%
Multi-Sector Holdings	147,751,337	16.0	—	—	147,751,337	14.9
Healthcare & Pharmaceuticals	75,750,145	8.2	9,509,395	13.2	85,259,540	8.6
High Tech Industries	72,744,712	7.9	4,421,984	6.1	77,166,696	7.8
Banking, Finance, Insurance & Real Estate	53,079,983	5.7	3,004,364	4.2	56,084,347	5.6
Aerospace & Defense	55,177,303	6.0	—	—	55,177,303	5.5
Construction & Building	50,606,634	5.5	—	—	50,606,634	5.1
Wholesale	42,859,121	4.6	—	—	42,859,121	4.3
Hotel, Gaming & Leisure	34,305,563	3.7	—	—	34,305,563	3.4
Transportation: Cargo	25,736,261	2.8	5,338,720	7.4	31,074,981	3.1
Consumer Goods: Durable	23,617,293	2.6	7,386,965	10.3	31,004,258	3.1
Automotive	25,711,838	2.8	1,708,542	2.4	27,420,380	2.8
Capital Equipment	11,187,500	1.2	12,707,317	17.6	23,894,817	2.4
Chemicals, Plastics & Rubber	22,245,236	2.4	—	—	22,245,236	2.2
Media: Advertising, Printing & Publishing	15,298,916	1.7	5,509,302	7.6	20,808,218	2.1
Energy: Oil & Gas	14,779,343	1.6	3,030,789	4.2	17,810,132	1.8
Services: Consumer	11,801,389	1.3	4,469,702	6.2	16,271,091	1.6
Containers, Packaging & Glass	16,165,041	1.8	—	—	16,165,041	1.6
Media: Diversified & Production	14,321,399	1.6	—	—	14,321,399	1.4
Retail	8,605,149	0.9	—	—	8,605,149	0.9
Forest Products & Paper	7,690,117	0.8	—	—	7,690,117	0.8
Consumer Goods: Non-durable	7,522,988	0.8	—	—	7,522,988	0.8
Transportation: Consumer	7,402,367	0.8	—	—	7,402,367	0.7
Metals & Mining	6,925,615	0.7	—	—	6,925,615	0.7
Environmental Industries	5,164,068	0.6	—	—	5,164,068	0.5
Media: Broadcasting & Subscription	5,053,547	0.5	—	—	5,053,547	0.5
Beverage & Food	4,742,100	0.5	—	—	4,742,100	0.5
Utilities: Electric	—	—	4,165,637	5.8	4,165,637	0.4
Telecommunications	836,840	0.1	—	—	836,840	0.1
Total	$923,480,762	100.0%	$72,026,538	100.0%	$995,507,300	100.0%

(1)	Does not include TRS underlying loans

SIC Advisors regularly assesses the risk profile of our portfolio investments and rates each of them based on the categories set forth below, which we refer to as SIC Advisors’ investment credit rating. Investment credit ratings are assigned to each of the investments in our portfolio that are directly held by the Company, but exclude any off-balance sheet interests of the Company.

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

The following table shows the distribution of our investment portfolio, not including cash and cash equivalents, on the 1 to 5 investment credit rating scale at fair value as of December 31, 2019 and 2018:

	December 31, 2019		December 31, 2018
Investment Credit Rating	Investments at Fair Value	Percentage	Investments at Fair Value	Percentage
1	$58,241,430	8.6%	$36,018,931	3.9%
2	455,613,817	67.5	701,419,815	75.9
3	144,141,977	21.3	140,325,008	15.2
4	7,187,740	1.1	3,597,528	0.4
5	10,438,966	1.5	42,119,480	4.6
Total	$675,623,930	100.0%	$923,480,762	100.0%

Results of Operations
The following table shows operating results for the years ended December 31, 2019, 2018 and 2017:

	2019	2018	2017
Total investment income	$80,097,606	$97,172,641	$107,175,537
Total expenses	48,015,704	50,443,855	54,436,125
Net investment income before excise taxes	32,081,902	46,728,786	52,739,412
Excise tax expense	—	—	235,942
Net investment income	32,081,902	46,728,786	52,503,470
Net realized gain/(loss) from investments and total return swap	(27,723,609)	(57,661,458)	(26,062,342)
Net change in unrealized appreciation/(depreciation) on investments and total return swap	(33,698,261)	(17,836,419)	(13,889,140)
Change in provision for deferred taxes on unrealized gain on investments	(240,935)	291,455	(46,832)
Net increase/(decrease) in net assets resulting from operations	$(29,580,903)	$(28,477,636)	$12,505,156

Investment Income
Total investment income decreased $17,075,035, or 17.6%, to $80,097,606 for the year ended December 31, 2019, compared to $97,172,641 for the year ended December 31, 2018. Total investment income consisted primarily of portfolio interest, which decreased $18,710,179, or 20.1%, to $74,584,084 for the year ended December 31, 2019, compared to $93,294,263 for the year ended December 31, 2018. This decrease was primarily due to a $191 million, or 19.2%, decrease in our average investment portfolio. Fee income increased $491,486, or 13.9%, to $4,039,866 for the year ended December 31, 2019, compared to $3,548,380 for the year ended December 31, 2018, primarily due to an increase in fees associated with loan originations and loan prepayments.

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

Operating Expenses
The following table shows operating expenses for the years ended December 31, 2019, 2018 and 2017:

	2019	2018	2017
Base management fees	$17,018,479	$19,011,460	$21,233,065
Interest and financing expenses	20,489,217	21,356,282	18,258,556
Incentive fees	176,061	—	4,700,177
General and administrative expenses	5,885,448	5,034,100	3,985,647
Administrator expenses	2,538,480	2,699,176	3,029,745
Offering costs	43,987	633,317	1,409,036
Professional fees	1,864,032	1,709,520	1,819,899
Total expenses	$48,015,704	$50,443,855	$54,436,125
Total expenses decreased $2,428,151, or 4.8%, to $48,015,704 for the year ended December 31, 2019, as compared to $50,443,855 for the year ended December 31, 2018, primarily due to a decrease in management fees. Total expenses decreased $3,992,270, or 7.3%, to $50,443,855 for the year ended December 31, 2018, as compared to $54,436,125 for the year ended December 31, 2017, primarily because there was no incentive fees payable.

Base management fees decreased $1,992,981, or 10.5%, to $17,018,479 for the year ended December 31, 2019, as compared to $19,011,460 for the year ended December 31, 2018, primarily due to a decrease in our average gross assets of $123 million, or 11.1%. Base management fees decreased $2,221,605, or 10.5%, to $19,011,460 for the year ended December 31, 2018, as compared to $21,233,065 for the year ended December 31, 2017, primarily due to a decrease in our average gross assets of $99 million, or 8.2%.

Interest and financing expenses decreased $867,065, or 4.1%, to $20,489,217 for the year ended December 31, 2019, as compared to $21,356,282 for the year ended December 31, 2018, primarily due to a decrease in the weighted average interest on our credit facilities of 0.5%. Interest and financing expenses increased $3,097,726, or 17.0%, to $21,356,282 for the year ended December 31, 2018, as compared to $18,258,556 for the year ended December 31, 2017, primarily due to an increase in the weighted average interest on our credit facilities of 0.8%.

Net Realized Gains/Losses on Investments
We measure realized gains or losses by the difference between the net proceeds from the disposition and the amortized cost basis of an investment, without regard to unrealized gains or losses previously recognized.
During the year ended December 31, 2019, we recognized net realized losses of $27,723,609 primarily due to certain non-cash restructuring transactions and the wind-down of our TRS facility. During the years ended December 31, 2018 and 2017,we recognized net realized losses of $57,661,458 and $26,062,342, on total investments, respectively, primarily due to certain non-cash restructuring transactions.

Net Unrealized Appreciation/Depreciation on Investments
Net change in unrealized appreciation/depreciation on investments reflects the net change in the fair value of our total investments including the TRS and provision for deferred taxes. For the years ended December 31, 2019, 2018 and 2017, we recorded a net change in unrealized depreciation of $33,939,196, $17,544,964 and $13,935,972 on total investments, respectively. The unrealized depreciation resulted from negative credit-related adjustments that caused a reduction in fair value of certain portfolio investments.

Changes in Net Assets from Operations
For the year ended December 31, 2019, we recorded a net decrease in net assets resulting from operations of $29,580,903 compared to a net decrease in net assets resulting from operations of $28,477,636 for the year ended December 31, 2018. Based on 100,582,788 and 97,404,685 weighted average common shares outstanding for the years ended December 31, 2019 and 2018, respectively, our per share net decrease in net assets resulting from operations was $0.29 for the year ended December 31, 2019 compared to a per share net decrease in net assets from operations of $0.29 for the year ended December 31, 2018.

For the year ended December 31, 2018, we recorded a net decrease in net assets resulting from operations of $28,477,636 compared to a net increase in net assets resulting from operations of $12,505,156 for the year ended December 31, 2017. Based on 97,404,685 and 96,248,024 weighted average common shares outstanding for the years ended December 31, 2018 and 2017, respectively, our per share net decrease in net assets resulting from operations was $0.29 for the year ended December 31, 2018 compared to a per share net increase in net assets from operations of $0.13, for the year ended December 31, 2017.

Financial Condition, Liquidity and Capital Resources
As a BDC, we distribute substantially all of our net income to our stockholders and have an ongoing need to raise additional capital for investment purposes. To fund growth, we have a number of alternatives available to increase capital; including increasing debt, and funding from operational cash flow.

Our liquidity and capital resources historically have been generated primarily from the net proceeds of our public offering of common stock, use of our credit facilities and our TRS. Currently, our primary source of liquidity derived from the use of our credit facility.

As of December 31, 2019 and 2018, we had $225.3 million and $59.5 million, respectively, in cash and cash equivalents. In the future, we may generate cash from future offerings of securities, future borrowings and cash flows from operations, including interest earned from the temporary investment of cash in U.S. government securities and other high-quality debt investments that mature in one year or less. Our primary use of funds is to make investments in our targeted asset classes, cash distributions to our stockholders, and other general corporate purposes.

In order to satisfy the Code requirements applicable to us as a RIC, we intend to distribute to our stockholders substantially all of our taxable income, but we may also elect to periodically spillover certain excess undistributed taxable income from one tax year into the next tax year. In addition, as a BDC, we generally are required to meet a coverage ratio of total assets to total senior securities, which include borrowings and any preferred stock we may issue in the future, of at least 200% (or 150% if certain requirements under the 1940 Act are met) at the time of the borrowing or issuance of preferred stock. This requirement limits the amount that we may borrow.

The following table shows our net borrowings as of December 31, 2019 and 2018:

	December 31, 2019			December 31, 2018
	Total Commitment	Balance Outstanding	Unused Commitment	Total Commitment	Balance Outstanding	Unused Commitment
ING Credit Facility	$215,000,000	$88,100,000	$126,900,000	$220,000,000	$115,000,000	$105,000,000
Alpine Credit Facility	300,000,000	240,000,000	60,000,000	300,000,000	240,000,000	60,000,000
Total before deferred financing costs	515,000,000	328,100,000	186,900,000	520,000,000	355,000,000	165,000,000
Unamortized deferred financing costs	—	(2,235,279)	—	—	(3,460,986)	—
Total borrowings outstanding, net	$515,000,000	$325,864,721	$186,900,000	$520,000,000	$351,539,014	$165,000,000
ING Credit Facility
On August 12, 2016, we amended our existing senior secured syndicated revolving credit facility (the "ING Credit Facility") pursuant to a Senior Secured Revolving Credit Agreement (the "Revolving Credit Agreement") with certain lenders party thereto from time to time and ING Capital LLC, as administrative agent. The ING Credit Facility matures on August 12, 2020 and is secured by substantially all of our assets, subject to certain exclusions as further set forth in the Security Agreement entered into in connection with the Revolving Credit Agreement, among us, the Subsidiary Guarantors party thereto, ING Capital LLC, as Administrative Agent, each Financial Agent and Designated Indebtedness Holder party thereto and ING Capital LLC, as Collateral Agent. The ING Credit Facility also includes usual and customary representations, covenants and events of default for senior secured revolving credit facilities of this nature. On February 13, 2015, commitments to the ING credit facility were expanded from $150 million to $170 million. On August 12, 2016, commitments to the ING credit facility were expanded from $170 million to $175 million. On April 20, 2017, commitments to the ING Credit Facility were expanded from $175 million to $220 million. On February 8, 2019, we amended our ING Credit Facility, among other things, to permit the transactions contemplated by the MCC Merger Agreement and the MDLY Merger Agreement. On July 25, 2019, the Company entered into Amendment No. 2 to the Revolving Credit Agreement (the “Amendment”), with certain lenders party thereto, ING Capital LLC, as administrative agent (the “Administrative Agent”), and, solely with respect to Section 2.10 of the Amendment, SIC AAR LLC, SIC Investment Holdings LLC and Sierra Management, Inc., as subsidiary guarantors. The Amendment amends certain provisions of the Revolving Credit Agreement (as amended by Amendment

No. 1, the “Prior Facility” and, as further amended by Amendment No. 2, the “Facility”) to, among other things, (i) reduce the size of the commitments thereunder from $220.0 million to $215.0 million, (ii) extend the Revolver Termination Date (as defined in the Prior Facility) from August 12, 2019 to March 31, 2020 and (iii) extend the Maturity Date (as defined in the Prior Facility) from August 12, 2020 to March 31, 2021.

The ING Credit Facility allows for us, at our option, to borrow money at a rate of either (i) an alternate base rate plus 1.50% per annum or (ii) LIBOR plus 2.50% per annum. The interest rate margins are subject to certain step-downs upon the satisfaction of certain conditions described in the Revolving Credit Agreement. The alternate base rate will be the greatest of (i) the U.S. Prime Rate set forth in the Wall Street Journal, (ii) the federal funds effective rate plus 1/2 of 1%, and (iii) three month LIBOR plus 1%. As of December 31, 2019 and 2018, the commitment under the ING Credit Facility was $215 million and includes an accordion feature that allows for potential future expansion of the ING Credit Facility up to a total of $500 million. Availability of loans under the ING Credit Facility is linked to the valuation of the collateral pursuant to a borrowing base mechanism.

We are also required to pay a commitment fee to the lenders based on the daily unused portion of the aggregate commitments under the ING Credit Facility. The commitment fee is (i) 1.50% if the used portion of the aggregate commitments is less than or equal to 40%, (ii) 0.75% if the used portion of the aggregate commitments is greater than 40% and less than or equal to 65% or (iii) 0.50% if the used portion of the aggregate commitments is greater than 65%. The ING Credit Facility provides that we may use the proceeds of the facility for general corporate purposes, including making investments in accordance with our investment objective and strategy. As of December 31, 2019, our borrowings under the ING Facility totaled $88,100,000 and were recorded as part of revolving credit facility payable on our Consolidated Statements of Assets and Liabilities.

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

Borrowings under the Alpine Credit Facility are subject to compliance with a NAV coverage ratio with respect to the current value of Alpine’s portfolio and various eligibility criteria must be satisfied with respect to the initial acquisition of each loan in Alpine’s portfolio. Any amounts borrowed under the Alpine Credit Facility will mature, and all accrued and unpaid interest thereunder will be due and payable, on March 29, 2022. As of December 31, 2019, Alpine’s borrowings under the Alpine Credit Facility totaled $240,000,000 and were recorded as part of revolving credit facility payable on our Consolidated Statements of Assets and Liabilities.
Contractual Obligations
The following table shows our payment obligations for repayment of debt, which total our contractual obligations at December 31, 2019:

	Payment Due By Period
	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
ING Credit Facility	$88,100,000	$—	$88,100,000	$—	$—
Alpine Credit Facility	240,000,000	—	240,000,000	—	—
Total Contractual Obligations	$328,100,000	$—	$328,100,000	$—	$—

We have entered into certain contracts under which we have material future commitments. SIC Advisors serves as our investment adviser in accordance with the terms of the Investment Advisory Agreement. Payments under our Investment Advisory Agreement in each reporting period consist of (i) a management fee equal to a percentage of the value of our gross assets and (ii) an incentive fee based on our performance. On April 5, 2012, our board of directors initially approved the Investment Advisory Agreement with SIC Advisors in accordance with the 1940 Act. The Investment Advisory Agreement became effective on April 17, 2012, the date that we met our minimum offering requirement. Pursuant to the 1940 Act, the initial term of the Investment Advisory Agreement was for two years from its effective date. Unless earlier terminated pursuant to its terms, the Investment Advisory Agreement will remain in effect from year-to-year thereafter if approved annually at an in-person meeting of our board of directors by a majority of our directors who are not “interested persons” (as defined in Section 2(a)(19) of the 1940 Act) of the Company and the Adviser, and either our board of directors or the holders of our outstanding voting securities. Most recently on April 4, 2019, our board of directors, at an in-person meeting, approved the renewal of the Investment Advisory Agreement for an additional one-year term at an in-person meeting, which will expire on April 17, 2020. The Administration Agreement was initially approved by our board of directors on April 5, 2012 and, pursuant to the 1940 Act, remained in effect for an initial period of two years from its effective date.

Pursuant to the Administration Agreement, Medley Capital LLC furnishes us with administrative services necessary to conduct our day-to-day operations. Medley Capital LLC is reimbursed for administrative expenses it incurs on our behalf in performing its obligations. Such costs are reasonably allocated to us on the basis of assets, revenues, time records or other reasonable methods. We do not reimburse Medley Capital LLC for any services for which it receives a separate fee or for rent, depreciation, utilities, capital equipment or other administrative items allocated to a controlling person of Medley Capital LLC. The Administration Agreement was initially approved by our board of directors on April 5, 2012, and, pursuant to the 1940 Act, remained in effect for an initial period of two years from its effective date. The Administration Agreement became effective on April 17, 2012, the date that we met our minimum offering requirement. Pursuant to its terms, and unless earlier terminated as described below, the Administration Agreement will remain in effect from year-to-year if approved annually by a majority of our directors who are not "interested persons" (as defined in Section 2(a)(19) of the 1940 Act) of the Company or Medley Capital LLC, and either the holders of a majority of our outstanding voting securities or our board of directors. Most recently, on April 4, 2019, our board of directors held an in-person meeting in order to consider the annual approval and continuation of our Administration Agreement. Based on the information relating to the terms of the Administration Agreement and the discussions held, the board of directors, including a majority of the non-interested directors, approved the Administration Agreement as being in the best interests of our stockholders. Specifically the board of directors approved the extension of the Administration Agreement for a period of one additional year, which will expire on April 17, 2020.

If any of our contractual obligations discussed above are terminated, our costs may increase under any new agreements that we enter into as replacements. We would also likely incur expenses in locating alternative parties to provide the services we expect to receive under the investment advisory agreement and the administration agreement. Any new investment advisory agreement would also be subject to approval by our stockholders.

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
Transactions in TRS contracts during the years ended December 31, 2019, 2018 and 2017 were as follows:

	2019	2018	2017
Interest income and settlement from TRS	$309,392	$5,185,757	$8,374,421
Traded gains/(loss) on TRS loan sales	(9,632,904)	(2,943,401)	(9,778,359)
Net realized gains/(loss) on TRS	$(9,323,512)	$2,242,356	$(1,403,938)

Net change in unrealized appreciation/(depreciation) on TRS	$6,524,904	$(1,170,036)	$8,292,462

The Company held no derivative positions as of the year ended December 31, 2019 and one derivative position as of December 31, 2018, subject to a Master Agreement (“MA”). The following table represents the Company’s gross and net amounts after offset under the MA of the derivative assets and liabilities presented by derivative type net of the related collateral pledged by the Company as of December 31, 2019 and 2018:

	Gross Derivative Assets/ (Liabilities) Subject to MA	Derivative Amount Available for Offset	Net Amount Presented in the Consolidated Statements of Assets and Liabilities	Cash Collateral Posted(1)	Net Amount of Derivative Assets/(Liabilities)
December 31, 2019
TRS	$—	$—	$—	$—	$—
December 31, 2018
TRS	$(6,524,904)	$—	$(6,524,904)	$5,354,868	$(1,170,036)

(1)
As of December 31, 2019 and 2018, $0 and $27,000,000 respectively, of cash was posted for initial margin requirements for the TRS as reported on the Consolidated Statements of Assets and Liabilities as cash collateral on total return swap.

The following table shows the volume of the Company’s derivative transactions for the years ended December 31, 2019 and 2018:

	2019	2018
Average notional par amount of contracts (1)	$18,016,329	$153,644,607

(1)
Average notional amount is based on the average month end balances for the years ended December 31, 2019 and 2018, which is representative of the volume of notional contract amounts held during each year.

On March 27, 2015, the Company and Great American Life Insurance Company ("GALIC") entered into a limited liability company operating agreement to co-manage Sierra Senior Loan Strategy JV I LLC ("Sierra JV"). All portfolio and other material decisions regarding Sierra JV must be submitted to Sierra JV's board of managers, which is comprised of four members, two of whom are selected by the Company and the other two are selected by GALIC. The Company has concluded that it does not operationally control Sierra JV. As the Company does not operationally control Sierra JV, it does not consolidate the operations of Sierra JV within the consolidated financial statements. As a practical expedient, the Company uses NAV to determine the fair value of its investment in Sierra JV; therefore, this investment has been presented as a reconciling item within the fair value hierarchy (see Note 4).

As of December 31, 2019 and 2018, Sierra JV had total capital commitments of $116 million, with the Company providing $101.5 million and GALIC providing $14.5 million. As of December 31, 2019 and 2018, approximately, $105.2 million was funded relating to these commitments, of which $92.1 million was from the Company. The Company does not have the right to withdraw any of their respective capital commitment, unless in connection with a transfer of its membership interests. The Company may transfer full membership interests as long as it is approved by all members and transferred in a transaction exempt from the registration requirements of the Securities Act of 1933, as amended, or applicable state securities laws.

As of December 31, 2019 and 2018, Sierra JV had a $250 million senior secured revolving credit facility (the "JV Facility") with Deutsche Bank, AG, New York Branch ("DB"). The JV Facility bears interest at a rate of LIBOR (with no minimum) plus 2.50% per annum. On March 29, 2019, Sierra JV amended the Credit Facility and extended the reinvestment period. On March 29, 2019, the JV Facility reinvestment period was extended to June 28, 2019 from March 30, 2019. On June 28, 2019, the JV Facility reinvestment period was further extended to October 28, 2019. On October 28, 2019, the JV Facility reinvestment period was further extended from October 28, 2019 to March 31, 2020 while the interest rate was modified from bearing an interest rate of LIBOR (with no minimum) + 2.50% per annum to LIBOR (with no minimum) + 2.75% per annum. The final maturity date is March 30, 2022 and is secured substantially by all of Sierra JV's assets, subject certain exclusions set forth in the Credit Facility. As of December 31, 2019 and 2018, there was $204.9 million outstanding under the JV Facility.

We have determined that the Sierra JV is an investment company under ASC 946; however, in accordance with such guidance, we generally will not consolidate its investment in a company other than a wholly owned investment company subsidiary or a controlled operating company whose business consists of providing services to us. As we do not operationally control Sierra JV, we do not consolidate our interest in the Sierra JV.

Distributions
We have elected, and intend to qualify annually, to be treated for U.S. federal income tax purposes, as a RIC under Subchapter M of the Code. To maintain RIC tax treatment, we timely must, among others things, distribute at least 90% of our net ordinary income and net short-term capital gains in excess of net long-term capital losses, if any, to our stockholders. In order to avoid certain U.S.

federal excise taxes imposed on RICs, we must distribute during each calendar year an amount at least equal to the sum of: (i) 98% of our net ordinary income for each calendar year, (ii) 98.2% of our capital gains in excess of capital losses for the one-year period ending on October 31 in that calendar year (unless an election is made by us to use our taxable year) and (iii) any ordinary income and net capital gains we recognized, but were not distributed in the preceding years and on which we paid no U.S. federal income tax.

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

Subject to our board of directors’ discretion and applicable legal restrictions, we expect to authorize and pay monthly distributions to our stockholders. Any distributions to our stockholders will be declared out of assets legally available for distribution. We expect to continue making monthly distributions unless our results of operations, our general financial condition, general economic conditions, or other factors prohibit us from doing so. From time to time, but not less than quarterly, we will review our accounts to determine whether distributions to our stockholders are appropriate. We have not established limits on the amount of funds we may use from available sources to make distributions. From the commencement of our offering through September 30, 2016, a portion of our distributions were comprised in part of expense support payments made by SIC Advisors that were subject to repayment by us within three years of the date of such expense support payment. The purpose of this arrangement was to cover distributions to stockholders so as to ensure that the distributions did not constitute a return of capital for GAAP purposes. In the future, we may have distributions which could be characterized as a return of capital. Such distributions are not based on our investment performance and can only be sustained if we achieve positive investment performance in future periods and/or SIC Advisors elects to make expense support payments under an expense support agreement. There can be no assurance that we will achieve the performance necessary to sustain our distributions or that we will be able to pay distributions at all. SIC Advisors has no obligation to enter into a renewed expense support agreement.

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

Record Date	Payment Date	Amount per share
January 15 and 31, 2018	January 31, 2018	$0.02667
February 15 and 28, 2018	February 28, 2018	0.02667
March 15 and 30, 2018	March 30, 2018	0.02667
April 13 and 30, 2018	April 30, 2018	0.02667
May 15 and 31, 2018	May 31, 2018	0.02667
June 15 and 29, 2018	June 29, 2018	0.02667
July 13 and 31, 2018	July 31, 2018	0.02667
August 15 and 31, 2018	August 31, 2018	0.02667
September 14 and 28, 2018	September 28, 2018	0.02667
October 15 and 31, 2018	October 31, 2018	0.02667
November 15 and 30, 2018	November 30, 2018	0.02667
December 14 and 31, 2018	December 31, 2018	0.02667
January 25, 2019	January 31, 2019	0.05334
February 11, 2019	February 28, 2019	0.05334
March 11, 2019	March 29, 2019	0.05334
April 29, 2019	April 30, 2019	0.05334
May 30, 2019	May 31, 2019	0.05334
June 27, 2019	June 28, 2019	0.05334
July 30, 2019	July 31, 2019	0.05334
August 29, 2019	August 30, 2019	0.05334
September 27, 2019	September 30, 2019	0.05334
October 30, 2019	October 31, 2019	0.05334
November 28, 2019	November 29, 2019	0.05334
December 30, 2019	December 31, 2019	0.05334
We have adopted an “opt in” distribution reinvestment plan pursuant to which our stockholders may elect to have the full amount of any cash distributions reinvested in additional shares of our common stock. As a result, if we declare a cash distribution, stockholders that have “opted in” to our distribution reinvestment plan will have their distribution automatically reinvested in additional shares of our common stock rather than receiving cash dividends. Stockholders who receive distributions in the form of shares of common stock will be subject to the same federal, state and local tax consequences as if they received cash distributions.

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

We have entered into an Investment Advisory Agreement with SIC Advisors in which our senior management holds an equity interest and were party to the Expense Support Agreement through December 31, 2016, the date on which such agreement expired. Members of our senior management also serve as principals of other investment managers affiliated with SIC Advisors that do, and may in the future, manage investment funds, accounts or other investment vehicles with investment objectives similar to ours.

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

On August 9, 2018, the Company entered into the MCC Merger Agreement pursuant to which MCC would, on the terms and subject to the conditions set forth in the MCC Merger Agreement, merge with and into the Company, with the Company as the surviving company in the MCC Merger. In the MCC Merger, each share of MCC’s common stock issued and outstanding immediately prior to the MCC Merger effective time (other than shares of MCC’s common stock held by MCC, the Company or their respective wholly owned subsidiaries) would be converted into the right to receive 0.8050 shares of the Company’s common stock; provided that cash will be paid in lieu of fractional shares of the Company’s common stock issuable in the MCC Merger. In addition, on August 9, 2018, the Company entered into the MDLY Merger Agreement, pursuant to which MDLY would, on the terms and subject to the conditions set forth in the MDLY Merger Agreement, merge with and into Merger Sub, with Merger Sub as the surviving company in the MDLY Merger. In the MDLY Merger, each share of MDLY Class A common stock, issued and outstanding immediately prior to the MDLY Merger effective time (other than Dissenting Shares (as defined in the MDLY Merger Agreement) and shares of MDLY Class A common stock held by MDLY, the Company or their respective wholly owned subsidiaries) would be converted into the right to receive (i) 0.3836 shares of the Company’s common stock; provided that cash would be paid in lieu of fractional shares of the Company’s common stock issuable in the MDLY Merger; plus (ii) cash in an amount equal to $3.44 per share. In addition, MDLY’s stockholders would have the right to receive certain dividends and/or other payments. The Mergers will occur simultaneously and, as a result of the foregoing, the investment management function relating to the operation of the Company, as the surviving company in the Mergers, will be internalized.

On July 29, 2019, the Company entered into the Amended MCC Merger Agreement, pursuant to which MCC will, on the terms and subject to the conditions set forth in the Amended MCC Merger Agreement, merge with and into the Company, with the Company as the surviving company in the MCC Merger. In the MCC Merger, each share of MCC’s common stock, other than shares of MCC’s common stock held by MCC, the Company or their respective wholly owned subsidiaries, will be exchanged for the right to receive (i) 0.68 shares of the Company’s common stock if the Plaintiff Attorney Fees, are less than or equal to $10,000,000; (ii) 0.66 shares of the Company’s common stock if the Plaintiff Attorney Fees are equal to or greater than $15,000,000; (iii) between 0.68 and 0.66 per share of the Company’s common stock if the Plaintiff Attorney Fees are greater than $10,000,000 but less than $15,000,000, calculated on a descending basis, based on straight line interpolation between $10,000,000 and $15,000,000; or (iv) 0.66 shares of the Company’s common stock in the event that the Plaintiff’s Attorney Fees are not fully and finally determined prior to the closing of the MCC Merger; provided that cash will be paid in lieu of fractional shares of the Company’s common stock issuable in the MCC Merger. Based upon the Plaintiff Attorney Fees approved by the Delaware Court of Chancery as set forth in the Order and Final Judgment entered into on December 20, 2019, as described below (the “Delaware Order”), the MCC Merger Exchange Ratio will be 0.66 shares of the Company’s common stock. MCC and the Company are appealing the Delaware Order with respect to the Delaware Court of Chancery’s ruling on the Plaintiff Attorney Fees. Under the Amended MCC Merger Agreement, the MCC Merger exchange ratio is not subject to adjustment based on changes in the NAV of the Company or the market price of MCC’s common stock before the MCC Merger effective time. In addition, under the Settlement, the defendant parties to the Settlement (other than MDLY) shall, among other things, deposit or cause to be deposited the Settlement Shares, the number of shares of which is to be calculated using the pro forma NAV of $6.37 per share as of June 30, 2019, and is not subject to subsequent adjustment based on changes in the NAV of the Company or the market price of MCC’s common stock before the MCC Merger effective time, provided that the MCC Merger is consummated by March 31, 2020, or, if consummated after March 31, 2020, only if the parties subsequently agree to extend the closing date on the same terms and conditions.

On July 29, 2019, the Company entered into the Amended MDLY Merger Agreement, pursuant to which MDLY will, on the terms and subject to the conditions set forth in the Amended MDLY Merger Agreement, merge with and into Merger Sub, with Merger Sub as the surviving company in the MDLY Merger. In the MDLY Merger, each share of MDLY Class A Common Stock, issued and outstanding immediately prior to the MDLY Merger effective time (other than shares of MDLY Class A Common Stock held by MDLY, the Company or their respective wholly owned subsidiaries (the “Excluded MDLY Shares”) and the Dissenting Shares (as defined in the Amended MDLY Merger Agreement), held, immediately prior to the MDLY Merger effective time, by any person other than a Medley LLC Unitholder (as defined below)), will be exchanged for (i) 0.2668 shares of the Company’s common stock; provided that cash will be paid in lieu of fractional shares of the Company’s common stock; plus (ii) cash in an amount equal to $2.96 per share. In addition, in the MDLY Merger, each share of MDLY Class A Common Stock issued and outstanding immediately prior to the MDLY Merger effective time, other than the Excluded MDLY Shares and the Dissenting Shares, held, immediately prior to the MDLY Merger effective time, by holders of the issued and outstanding limited liability company interests of Medley LLC (the “Medley LLC Units” and, holders of the Medley LLC Units at any time on or after July 29, 2019, the “Medley LLC Unitholders”) will be exchanged for (i) 0.2072 shares of the Company’s common stock; provided that cash will be paid in lieu of fractional shares of the Company’s common stock; plus (ii) cash in an amount equal to $2.66 per share. Under the Amended MDLY Merger Agreement, the MDLY exchange ratios and the cash consideration amount was fixed on July 29, 2019, the date of the signing of the Amended MDLY Merger Agreement. The MDLY exchange ratios and the cash consideration amount are not subject to adjustment based on changes in the net asset value of Sierra or the market price of MDLY Class A common stock before the MDLY Merger effective time, provided that the MDLY Merger is consummated by March 31, 2020, or, if consummated after March 31, 2020, only if the parties subsequently agree to extend the closing date on the same terms and conditions.

Pursuant to the terms of the Amended MCC Merger Agreement, the consummation of the MCC Merger is conditioned upon the satisfaction or waiver of each of the conditions to closing under the Amended MDLY Merger Agreement and the consummation of the MDLY Merger. However, pursuant to the terms of the Amended MDLY Merger Agreement, the consummation of the MDLY Merger is not contingent upon the consummation of the MCC Merger. If the Mergers are, or only the MDLY Merger is, consummated the Company’s common stock will be listed on the New York Stock Exchange under the symbol "SRA”, with such listing expected to be effective as of the closing date of the Mergers or only the MDLY Merger, as applicable. If the MCC Merger is also consummated, the Company’s common stock will be listed on the TASE, with such listing expected to be effective as of the closing date of the Mergers. If both Mergers are consummated, the investment portfolios of MCC and the Company would be combined, Merger Sub, as a successor to MDLY, would be a wholly owned subsidiary of the Combined Company, and the Combined Company would be internally managed by MCC Advisors LLC, its wholly controlled adviser subsidiary. If only the MDLY Merger is consummated, while the investment portfolios of MCC and the Company would not be combined, the investment management function relating to the operation of the Company, as the surviving company, would still be internalized and the Sierra/MDLY Company would be managed by MCC Advisors LLC.

The Mergers are subject to approval by the stockholders of the Company, MCC, and MDLY, regulators, including the SEC, court approval of the Settlement (as described below), other customary closing conditions and third-party consents. There is no assurance that any of the foregoing conditions will be satisfied. The Company and MCC have the right to terminate the Amended MCC Merger Agreement under certain circumstances, including (subject to certain limitations set forth in the Amended MCC Merger Agreement), among others: (i) by mutual written agreement of each party; (ii) any governmental entity whose consent or approval is a condition to closing set forth in Section 8.1 of the Amended MCC Merger Agreement has denied the granting of any such consent or approval and such denial has become final and nonappealable, or any governmental entity of competent jurisdiction shall have issued a final and nonappealable order, injunction or decree permanently enjoining or otherwise prohibiting or making illegal the consummation of the transactions contemplated by the Amended MCC Merger Agreement; (iii) the MCC Merger has not closed on or prior to March 31, 2020; or (iv) either party has failed to obtain stockholder approval or the Amended MDLY Merger Agreement has been terminated. The Company and MDLY have the right to terminate the Amended MCC Merger Agreement under certain circumstances, including (subject to certain limitations set forth in the Amended MDLY Merger Agreement), among others: (i) by mutual written agreement of each party; (ii) any governmental entity whose consent or approval is a condition to closing set forth in Section 8.1 of the Amended MDLY Merger Agreement has denied the granting of any such consent or approval and such denial has become final and nonappealable, or any governmental entity of competent jurisdiction shall have issued a final and nonappealable order, injunction or decree permanently enjoining or otherwise prohibiting or making illegal the consummation of the transactions contemplated by the Amended MDLY Merger Agreement; (iii) the MDLY Merger has not closed on or prior to March 31, 2020; or (iv) either party has failed to obtain stockholder approval or the Amended MCC Merger Agreement has been terminated.

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

Recent Developments
On January 28, 2020, the Board of Directors declared a series of monthly distributions for January, February and March 2020 in the amount of $0.035 per share. Stockholders of record as of each respective monthly record date will be entitled to receive the distribution. Below are the details for each respective distribution:

Record Date	Payment Date	Amount per share
January 30, 2020	January 31, 2020	$0.03500
February 27, 2020	February 28, 2020	0.03500
March 30, 2020	March 31, 2020	0.03500

Item 7A: Quantitative and Qualitative Disclosures About Market Risk

We are subject to financial market risks, including changes in interest rates. See “Risk Factors - Risks Relating to Debt Financing - We will be exposed to risks associated with changes in interest rates.” As of December 31, 2019, 95.5% of our portfolio investments (based on fair value) paid variable interest rates while 4.5% paid fixed interest rates, and 12.8% were non-income producing investments while 87.2% were income producing investments. A rise in the general level of interest rates can be expected to lead to higher interest rates applicable to any variable rate investments we hold and to declines in the value of any fixed rate investments we hold. In addition, a rise in interest rates may increase the likelihood that a portfolio company defaults on a loan. However, many of our variable rate investments provide for an interest rate floor, which may prevent our interest income from increasing until benchmark interest rates increase beyond a threshold amount. To the extent that a substantial portion of our investments may be in variable rate investments, an increase in interest rates beyond this threshold would make it easier for us to meet or exceed the hurdle rate applicable to the subordinated incentive fee on income under the Investment Advisory Agreement we have entered into with SIC Advisors, and may result in a substantial increase in our net investment income and to the amount of incentive fees payable to SIC Advisors with respect to our increased pre-incentive fee net investment income.

Our interest expense will also be affected by changes in the published LIBOR rate in connection with our credit facilities. See “Risk Factors - Risks Relating to Debt Financing - Changes relating to the LIBOR calculation process may adversely affect the value of our portfolio of LIBOR-indexed, floating-rate debt securities.” We expect any future credit facilities, total return swap agreements or other financing arrangements that we or any of our subsidiaries may enter into will also be based on a floating interest rate. As a result, we are subject to risks relating to changes in market interest rates. In periods of rising interest rates, when we or our subsidiaries have debt outstanding or financing arrangements in effect, our cost of funds would increase, which could reduce our net investment income, especially to the extent we hold fixed rate investments.

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

Based on our Consolidated Statement of Assets and Liabilities as of December 31, 2019, the following table shows the approximate annual impact on the change in net assets resulting from operations of hypothetical base rate changes in interest rates, assuming no changes in our investment portfolio and capital structure:

	Change in
Basis point increase/(decrease)	Interest Income (1)	Interest Expense	Net Interest Income
300	$18,230,339	$9,843,000	$8,387,339
200	12,153,560	6,562,000	5,591,560
100	6,076,780	3,281,000	2,795,780
(100)	(5,030,159)	(3,281,000)	(1,749,159)
(200)	(5,030,403)	(5,782,763)	752,360
(300)	(5,030,403)	(5,782,763)	752,360

(1)	Assumes no defaults or prepayments by portfolio companies over the next twelve months.
We expect that our long-term investments will be financed primarily with equity and debt. If deemed prudent, we may use interest rate risk management techniques in an effort to minimize our exposure to interest rate fluctuations. These techniques may include various interest rate hedging activities to the extent permitted by the 1940 Act. Adverse developments resulting from changes in interest rates or hedging transactions could have a material adverse effect on our business, financial condition and results of operations. During the years ended December 31, 2019, 2018 and 2017, we did not engage in interest rate hedging activities.
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

Item 8. Consolidated Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of Sierra Income Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of assets and liabilities of Sierra Income Corporation (the Company), including the consolidated schedules of investments, as of December 31, 2019 and 2018, the related consolidated statements of operations, changes in net assets and cash flows for each of the three years in the period ended December 31, 2019, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2019 and 2018, and the results of its operations, changes in its net assets, and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.

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

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our procedures included confirmation of investments owned as of December 31, 2019 and 2018, by correspondence with the custodian, directly with counterparties and management of the portfolio companies, debt agents and brokers or by other appropriate auditing procedures where replies were not received, as applicable. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst and Young LLP

We have served as the Company’s auditor since 2011.

New York, New York
March 20, 2020

Sierra Income Corporation
Consolidated Statements of Assets and Liabilities

	As of
	December 31, 2019	December 31, 2018
ASSETS
Investments at fair value
Non-controlled/non-affiliated investments (amortized cost of $651,393,473 and $819,032,531, respectively)	$567,402,503	$758,474,260
Controlled/affiliated investments (amortized cost of $146,639,688 and $186,634,331, respectively)	108,221,427	165,006,502
Investments at fair value	675,623,930	923,480,762
Cash and cash equivalents	225,316,656	59,481,495
Cash collateral on total return swap (Note 5)	—	27,000,000
Interest receivable from non-controlled/non-affiliated investments	8,137,227	9,154,364
Deferred transaction costs	14,993,778	7,052,691
Unsettled trades receivable	20,481	2,339,547
Prepaid expenses and other assets	1,790,983	627,418
Interest receivable from controlled/affiliated investments	—	382,121
Receivable due on total return swap (Note 5)	—	113,252
Total assets	$925,883,055	$1,029,631,650

LIABILITIES
Revolving credit facilities payable (net of deferred financing costs of $2,235,279 and $3,460,986, respectively) (Note 6)	$325,864,721	$351,539,014
Unrealized depreciation on total return swap (Note 5)	—	6,524,904
Base management fees payable (Note 7)	4,060,518	4,491,234
Accounts payable and accrued expenses	2,131,765	2,073,169
Interest payable	1,612,981	1,834,739
Administrator fees payable	381,923	689,711
Transaction costs payable	527,491	398,680
Deferred tax liability	240,935	—
Total liabilities	$334,820,334	$367,551,451

Commitments (Note 11)

NET ASSETS
Common shares, par value $0.001 per share, 250,000,000 common shares authorized, 102,282,366 and 98,502,907 common shares outstanding, respectively	$102,282	$98,503
Capital in excess of par value	869,567,685	858,699,757
Total distributable earnings/(loss)	(278,607,246)	(196,718,061)
Total net assets	591,062,721	662,080,199
Total liabilities and net assets	$925,883,055	$1,029,631,650
NET ASSET VALUE PER COMMON SHARE	$5.78	$6.72
See accompanying notes to the consolidated financial statements.

Sierra Income Corporation
Consolidated Statements of Operations

	For the years ended December 31,
	2019	2018	2017
INVESTMENT INCOME
Interest and dividends from investments
Non-controlled/non-affiliated investments
Cash	$56,950,129	$78,408,358	$84,190,229
Payment-in-kind	2,384,461	2,173,330	4,040,822
Controlled/affiliated investments:
Cash	13,478,339	10,610,174	9,688,137
Payment-in-kind	1,771,155	2,102,401	1,703,919
Total interest and dividend income	74,584,084	93,294,263	99,623,107
Fee income (Note 12)	4,039,866	3,548,380	7,403,437
Interest from cash and cash equivalents	1,473,656	329,998	148,993
Total investment income	80,097,606	97,172,641	107,175,537
EXPENSES
Base management fees (Note 7)	17,018,479	19,011,460	21,233,065
Interest and financing expenses	20,489,217	21,356,282	18,258,556
Incentive fees (Note 7)	176,061	—	4,700,177
General and administrative expenses	5,885,448	5,034,100	3,985,647
Administrator expenses (Note 7)	2,538,480	2,699,176	3,029,745
Offering costs	43,987	633,317	1,409,036
Professional fees	1,864,032	1,709,520	1,819,899
Total expenses	48,015,704	50,443,855	54,436,125
Net investment income before excise taxes	32,081,902	46,728,786	52,739,412
Excise tax expense	—	—	235,942
NET INVESTMENT INCOME	32,081,902	46,728,786	52,503,470
REALIZED AND UNREALIZED GAIN/(LOSS) ON INVESTMENTS
Net realized gain/(loss) from non-controlled/non-affiliated investments	(9,305,439)	(59,912,008)	(24,658,404)
Net realized gain/(loss) from controlled/affiliated investments	(9,094,658)	8,194	—
Net realized gain/(loss) on total return swap (Note 5)	(9,323,512)	2,242,356	(1,403,938)
Net change in unrealized appreciation/(depreciation) on non-controlled/non-affiliated investments	(23,432,733)	(2,410,359)	(21,922,197)
Net change in unrealized appreciation/(depreciation) on controlled/affiliated investments	(16,790,432)	(14,256,024)	(259,405)
Net change in unrealized appreciation/(depreciation) on total return swap (Note 5)	6,524,904	(1,170,036)	8,292,462
Change in provision for deferred taxes on unrealized appreciation/(depreciation) on investments	(240,935)	291,455	(46,832)
Net realized and unrealized gain/(loss) on investments	(61,662,805)	(75,206,422)	(39,998,314)
NET INCREASE/(DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS	$(29,580,903)	$(28,477,636)	$12,505,156
WEIGHTED AVERAGE - BASIC AND DILUTED EARNINGS PER COMMON SHARE	$(0.29)	$(0.29)	$0.13
WEIGHTED AVERAGE - BASIC AND DILUTED NET INVESTMENT INCOME PER COMMON SHARE	$0.32	$0.48	$0.55
WEIGHTED AVERAGE COMMON STOCK OUTSTANDING - BASIC AND DILUTED (Note 10)	100,582,788	97,404,685	96,248,024
See accompanying notes to the consolidated financial statements.

Sierra Income Corporation
Consolidated Statements of Changes in Net Assets

	Common Stock		Paid in Capital	Distributable	Total
	Shares	Par Amount	in Excess of Par	Earnings	Net Assets
Balance at December 31, 2016	94,666,418	94,666	$830,738,206	$(57,719,785)	$773,113,087

Net increase/(decrease) in net assets resulting from operations:
Net investment income	—	—	—	52,503,470	52,503,470
Net realized gain/(loss) on investments	—	—	—	(24,658,404)	(24,658,404)
Net realized gain/(loss) on total return swap (Note 5)	—	—	—	(1,403,938)	(1,403,938)
Net change in unrealized appreciation/(depreciation) on investments	—	—	—	(22,181,602)	(22,181,602)
Net change in unrealized appreciation/(depreciation) on total return swap (Note 5)	—	—	—	8,292,462	8,292,462
Change in provision for deferred taxes on unrealized appreciation/(depreciation) on investments	—	—	—	(46,832)	(46,832)
Shareholder distributions:
Issuance of common shares, net of underwriting costs	2,171,515	2,172	17,623,390	—	17,625,562
Issuance of common shares pursuant to distribution reinvestment plan	3,454,065	3,454	27,817,664	—	27,821,118
Repurchase of common shares	(3,671,767)	(3,672)	(29,524,728)	—	(29,528,400)
Distributions from earnings	—	—	—	(61,549,954)	(61,549,954)
Total increase/(decrease) for the year ended December 31, 2017	1,953,813	1,954	15,916,326	(49,044,798)	(33,126,518)
Tax reclassification of stockholders’ equity in accordance with GAAP	—	—	$(3,062,466)	$3,062,466	$—
Balance at December 31, 2017	96,620,231	96,620	$843,592,066	$(103,702,117)	$739,986,569

Net increase/(decrease) in net assets resulting from operations:
Net investment income	—	—	—	46,728,786	46,728,786
Net realized gain/(loss) on investments	—	—	—	(59,903,814)	(59,903,814)
Net realized gain/(loss) on total return swap (Note 5)	—	—	—	2,242,356	2,242,356
Net change in unrealized appreciation/(depreciation) on investments	—	—	—	(16,666,383)	(16,666,383)
Net change in unrealized appreciation/(depreciation) on total return swap (Note 5)	—	—	—	(1,170,036)	(1,170,036)
Change in provision for deferred taxes on unrealized appreciation/(depreciation) on investments	—	—	—	291,455	291,455
Shareholder distributions:
Issuance of common shares, net of underwriting costs	324,169	324	2,482,124	—	2,482,448
Issuance of common shares pursuant to distribution reinvestment plan	3,607,329	3,607	25,855,702	—	25,859,309
Repurchase of common shares	(2,048,822)	(2,048)	(15,511,896)	—	(15,513,944)
Distributions from earnings	—	—		(62,256,547)	(62,256,547)
Total increase/(decrease) for the year ended December 31, 2018	1,882,676	1,883	12,825,930	(90,734,183)	(77,906,370)
Tax reclassification of stockholders’ equity in accordance with GAAP	—	—	$2,281,761	$(2,281,761)	$—
Balance at December 31, 2018	98,502,907	98,503	$858,699,757	$(196,718,061)	$662,080,199

Net increase/(decrease) in net assets resulting from operations:
Net investment income	—	—	—	32,081,902	32,081,902
Net realized gain/(loss) on investments	—	—	—	(18,400,097)	(18,400,097)
Net realized gain/(loss) on total return swap (Note 5)	—	—	—	(9,323,512)	(9,323,512)
Net change in unrealized appreciation/(depreciation) on investments	—	—	—	(40,223,165)	(40,223,165)
Net change in unrealized appreciation/(depreciation) on total return swap (Note 5)	—	—	—	6,524,904	6,524,904
Change in provision for deferred taxes on unrealized appreciation/(depreciation) on investments	—	—	—	(240,935)	(240,935)
Shareholder distributions:
Issuance of common shares pursuant to distribution reinvestment plan	4,028,163	4,028	24,270,566	—	24,274,594
Repurchase of common shares	(248,704)	(249)	(1,548,516)	—	(1,548,765)
Distributions from earnings	—	—	—	(38,237,797)	(38,237,797)
Distribution from tax return of capital	—	—	(25,924,607)	—	(25,924,607)
Total increase/(decrease) for the year ended December 31, 2019	3,779,459	3,779	(3,202,557)	(67,818,700)	(71,017,478)
Tax reclassification of stockholders’ equity in accordance with GAAP	—	—	$14,070,485	$(14,070,485)	$—
Balance at December 31, 2019	102,282,366	102,282	$869,567,685	$(278,607,246)	$591,062,721
See accompanying notes to the consolidated financial statements.

Sierra Income Corporation
Consolidated Statements of Cash Flows

	For the years ended December 31,
	2019	2018	2017
Cash flows from operating activities
NET INCREASE/(DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS:	$(29,580,903)	$(28,477,636)	$12,505,156
ADJUSTMENT TO RECONCILE NET INCREASE/(DECREASE) IN NET ASSETS FROM OPERATIONS TO NET CASH PROVIDED BY/(USED IN) OPERATING ACTIVITIES:
Payment-in-kind interest income	(4,155,616)	(4,275,731)	(5,744,741)
Net amortization of premium on investments	(1,644,734)	(1,755,437)	(1,432,253)
Amortization of deferred financing costs	1,931,634	1,900,940	1,581,107
Net realized (gain)/loss on investments	18,400,097	59,903,814	24,658,404
Net change in unrealized (appreciation)/depreciation on investments	40,223,131	16,666,383	22,181,602
Net change in unrealized (appreciation)/depreciation on total return swap (Note 5)	(6,524,904)	1,170,036	(8,292,462)
Purchases and originations	(281,525,752)	(232,654,876)	(499,006,970)
Proceeds from sale of investments and principal repayments	476,559,706	302,744,176	378,379,190
(Increase)/decrease in operating assets:
Unsettled trades receivable	2,319,066	(1,999,974)	29,246
Due from affiliate (Note 7)	—	—	7,892,273
Interest receivable from non-controlled/non-affiliated investments	1,017,137	(115,121)	1,212,316
Interest receivable from controlled/affiliated investments	382,121	256,337	389,863
Receivable for Company shares sold	—	235,060	298,063
Receivable due on total return swap (Note 5)	113,252	349,303	826,608
Deferred transaction costs	(7,941,087)	(7,052,691)	—
Prepaid expenses and other assets	(1,163,565)	(408,322)	(17,164)
Increase/(decrease) in operating liabilities:
Unsettled trades payable	—	(308,233)	(158,494)
Management fee payable ( Note 7)	(430,716)	(705,763)	58,890
Transaction costs payable	128,811	398,680	—
Accounts payable and accrued expenses	58,596	317,201	(83,529)
Incentive fees payable (Note 7)	—	(2,827,372)	1,421,953
Administrator fees payable	(307,788)	(6,066)	(154,901)
Interest payable	(221,758)	12,216	591,993
Deferred tax liability	240,935	(291,455)	46,832
Due to affiliate (Note 7)	—	—	(135,784)
NET CASH PROVIDED BY/(USED IN) OPERATING ACTIVITIES	207,877,663	103,075,469	(62,952,802)
Cash flows from financing activities:
Borrowings under revolving credit facility	—	48,000,000	275,000,000
Repayments of revolving credit facility	(26,900,000)	(128,000,000)	(230,000,000)
Proceeds from issuance of common shares, net of underwriting costs	—	2,482,448	17,625,562
Payment of cash distributions	(39,887,810)	(36,397,238)	(33,728,836)
Financing costs paid	(705,927)	(74,999)	(2,527,501)
Repurchase of common shares	(1,548,765)	(15,513,944)	(29,528,400)
NET CASH PROVIDED BY/(USED IN) FINANCING ACTIVITIES	(69,042,502)	(129,503,733)	(3,159,175)
TOTAL INCREASE/(DECREASE) IN CASH	138,835,161	(26,428,264)	(66,111,977)
CASH, CASH EQUIVALENTS AND CASH COLLATERAL ON TOTAL RETURN SWAP AT BEGINNING OF PERIOD	86,481,495	112,909,759	179,021,736
CASH, CASH EQUIVALENTS AND CASH COLLATERAL ON TOTAL RETURN SWAP AT END OF PERIOD(1)	$225,316,656	$86,481,495	$112,909,759
Supplemental Information:
Cash paid during the year for interest	$18,779,341	$19,443,126	$16,085,456
Supplemental non-cash information:
Non-cash purchase of investments	$15,700,771	$29,221,172	$30,490,222
Non-cash sale of investments	15,700,771	29,221,172	30,490,222
Payment-in-kind interest income	4,155,616	4,275,731	5,499,977
Amortization of deferred financing costs	1,931,634	1,900,940	1,581,107
Net amortization of premium on investments	1,644,734	1,755,439	1,432,253
Issuance of common shares in connection with distribution reinvestment plan	$24,274,594	$25,859,309	$27,821,118

(1)
Includes cash and cash equivalents of $225,316,656, $59,481,495 and $64,909,759 and cash collateral on total return swap of $0, $27,000,000 and $48,000,000 as of December 31, 2019, 2018 and 2017, respectively.

See accompanying notes to the consolidated financial statements.

Sierra Income Corporation
Consolidated Schedule of Investments
As of December 31, 2019

Company(1)(2)	Industry	Type of Investment	Maturity	Par Amount	Cost	Fair Value	% of Net Assets(3)
Non-controlled/non-affiliated investments – 96.0%							$591,062,721
AAAHI Acquisition Corporation	Transportation: Consumer	Senior Secured First Lien Term Loan LIBOR + 6.250%, 1.000% Floor (4)(5)(6)	12/10/2023	$6,966,133	$6,966,133	$6,877,180	1.2%
				6,966,133	6,966,133	6,877,180
Alpine SG, LLC	High Tech Industries	Senior Secured First Lien Delayed Draw Term Loan LIBOR + 6.500%, 1.000% Floor (5)(7)	11/16/2022	6,617,630	6,617,630	6,613,660	1.1%
		Senior Secured First Lien Term Loan LIBOR + 6.500%, 1.000% Floor (5)(6)(7)	11/16/2022	13,398,750	13,398,750	13,390,711	2.3%
				20,016,380	20,016,380	20,004,371
American Dental Partners, Inc.	Healthcare & Pharmaceuticals	Senior Secured Second Lien Term Loan LIBOR + 8.500%, 1.000% Floor (4)(5)	9/25/2023	4,893,750	4,893,750	4,813,492	0.8%
				4,893,750	4,893,750	4,813,492
Amerijet Holdings, Inc.	Transportation: Cargo	Senior Secured First Lien Term Loan LIBOR + 8.000%, 1.000% Floor (5)(7)	7/15/2021	9,847,868	9,847,868	9,847,868	1.7%
				9,847,868	9,847,868	9,847,868
AMMC CLO 22, Limited Series 2018-22A	Multi-Sector Holdings	Subordinated Notes 12.573% effective yield (8)(9)(10)	4/25/2031	7,222,000	5,719,206	5,693,103	1.0%
				7,222,000	5,719,206	5,693,103
Answers Finance, LLC	High Tech Industries	Common Stock - 389,533 shares (11)		—	5,076,376	802,438	0.1%
				—	5,076,376	802,438
Apidos CLO XXIV, Series 2016-24A	Multi-Sector Holdings	Subordinated Notes 12.285% effective yield (5)(8)(9)(10)	7/20/2027	18,357,647	11,350,063	11,142,247	1.9%
				18,357,647	11,350,063	11,142,247
Avantor, Inc.	Wholesale	Common Stock - 1,867,356 shares (11)(12)		—	32,678,730	33,892,511	5.7%
				—	32,678,730	33,892,511
Aviation Technical Services, Inc.	Aerospace & Defense	Senior Secured Second Lien Term Loan LIBOR + 8.500%, 1.000% Floor (4)(5)	3/31/2022	25,000,000	25,000,000	25,000,000	4.2%
				25,000,000	25,000,000	25,000,000
Black Angus Steakhouses, LLC	Hotel, Gaming & Leisure	Senior Secured First Lien Term Loan LIBOR + 9.000%, 1.000% Floor (4)(5)	4/24/2020	18,225,446	18,225,446	18,215,218	3.1%
		Revolving Credit Facility LIBOR + 9.000%, 1.000% Floor (5)(6)(7)	4/24/2020	2,232,143	2,232,143	2,233,705	0.4%
				20,457,589	20,457,589	20,448,923
BRG Sports, Inc.	Consumer Goods: Durable	Senior Secured First Lien Term Loan LIBOR + 6.250%, 1.000% Floor (5)(7)	6/15/2023	5,337,500	5,337,500	5,331,629	0.9%
				5,337,500	5,337,500	5,331,629
Brook & Whittle Holding Corp.	Containers, Packaging & Glass	Senior Secured First Lien Term Loan LIBOR + 5.250%, 1.000% Floor (4)(5)	10/17/2024	2,937,058	2,937,058	2,924,135	0.5%
		Senior Secured First Lien Delayed Draw Term Loan LIBOR + 5.250%, 1.000% Floor (4)(5)	10/17/2024	690,757	690,757	687,718	0.1%
				3,627,815	3,627,815	3,611,853
Capstone Nutrition Development, LLC	Healthcare & Pharmaceuticals	Units - 11,124.90 units (11)		—	1,112,490	1,112,490	0.2%
				—	1,112,490	1,112,490

Company(1)(2)	Industry	Type of Investment	Maturity	Par Amount	Cost	Fair Value	% of Net Assets(3)
Centauri Group Holdings, LLC	High Tech Industries	Senior Secured First Lien Term Loan LIBOR + 5.250%, 1.000% Floor(4)(5)	2/12/2024	10,029,280	10,012,265	10,004,207	1.7%
				10,029,280	10,012,265	10,004,207
CPI International, Inc.	Aerospace & Defense	Senior Secured Second Lien Term Loan LIBOR + 7.250%, 1.000% Floor (5)(7)	7/28/2025	9,900,752	9,876,226	9,475,020	1.6%
				9,900,752	9,876,226	9,475,020
CT Technologies Intermediate Holdings, Inc.	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loan LIBOR + 4.250%, 1.000% Floor (5)(7)	12/1/2021	972,010	863,963	914,856	0.2%
				972,010	863,963	914,856
DataOnline Corp.	High Tech Industries	Senior Secured First Lien Term Loan LIBOR + 5.500%, 1.000% Floor (4)(5)(6)	11/13/2025	15,000,000	15,000,000	15,000,000	2.5%
				15,000,000	15,000,000	15,000,000
Dermatologists of Southwestern Ohio, LLC	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loan LIBOR + 6.500%, 1.000% Floor (5)(7)	4/20/2022	2,444,307	2,444,307	2,416,686	0.4%
		Senior Secured First Lien Delayed Draw Term Loan LIBOR + 6.500%, 1.000% Floor (5)(7)	4/20/2022	927,413	927,413	916,934	0.2%
				3,371,720	3,371,720	3,333,620
DirectBuy Home Improvement, Inc.	Retail	Subordinated notes LIBOR + 6.500%, 1.000% Floor (4)	6/20/2022	260,919	248,270	260,919	0.0%
		Common Stock - 191,678 shares (11)		—	75,340	61,337	0.0%
				260,919	323,610	322,256
Dryden 38 Senior Loan Fund, Series 2015-38A	Multi-Sector Holdings	Subordinated Notes 12.678% effective yield (8)(9)(10)	7/15/2027	7,000,000	4,715,290	4,664,800	0.8%
				7,000,000	4,715,290	4,664,800
Dryden 43 Senior Loan Fund, Series 2016-43A	Multi-Sector Holdings	Subordinated Notes 10.956% effective yield (5)(8)(9)(10)	7/20/2029	3,620,000	2,747,203	2,268,286	0.4%
				3,620,000	2,747,203	2,268,286
Dryden 49 Senior Loan Fund, Series 2017-49A	Multi-Sector Holdings	Subordinated Notes 9.486% effective yield (5)(8)(9)(10)	7/18/2030	17,233,288	13,515,790	11,498,222	1.9%
				17,233,288	13,515,790	11,498,222
First Boston Construction Holdings, LLC	Banking, Finance, Insurance & Real Estate	Senior secured first lien notes 12.000% (5)	2/23/2023	9,217,625	9,217,625	9,217,625	1.6%
		Preferred Equity - 2,304,406 units (5)(11)		—	2,304,406	2,304,406	0.4%
				9,217,625	11,522,031	11,522,031
Friedrich Holdings, Inc.	Construction & Building	Senior Secured First Lien Term Loan LIBOR + 6.000%, 1.000% Floor (5)(7)	2/7/2023	10,527,100	10,527,100	10,527,100	1.8%
				10,527,100	10,527,100	10,527,100
GK Holdings, Inc.	Services: Business	Senior Secured Second Lien Term Loan LIBOR + 10.250%, 1.000% Floor (4)	1/20/2022	10,000,000	10,000,000	7,048,000	1.2%
				10,000,000	10,000,000	7,048,000
Golden West Packaging Group LLC	Forest Products & Paper	Senior Secured First Lien Term Loan LIBOR + 5.750%, 1.000% Floor (5)(7)	6/20/2023	1,427,655	1,427,655	1,417,661	0.2%
				1,427,655	1,427,655	1,417,661
Holland Acquisition Corp.	Energy: Oil & Gas	Senior Secured First Lien Term Loan LIBOR + 9.000%, 1.000% Floor (4)(13)	5/29/2020	4,400,696	4,260,117	1,100,174	0.2%
				4,400,696	4,260,117	1,100,174
Hylan Datacom & Electrical LLC	Construction & Building	Senior Secured First Lien Term Loan LIBOR + 9.500%, 1.000% Floor (4)(5)	7/25/2021	14,548,297	14,548,297	11,638,638	2.0%
				14,548,297	14,548,297	11,638,638

Company(1)(2)	Industry	Type of Investment	Maturity	Par Amount	Cost	Fair Value	% of Net Assets(3)
IHS Intermediate, Inc.	Services: Business	Senior Secured Second Lien Term Loan LIBOR + 8.250%, 1.000% Floor (4)(13)	7/20/2022	25,000,000	25,000,000	1,750,000	0.3%
				25,000,000	25,000,000	1,750,000
Impact Group, LLC	Services: Business	Senior Secured First Lien Term Loan LIBOR + 6.500%, 1.000% Floor (4)(5)	6/27/2023	5,796,354	5,796,354	5,458,427	0.9%
				5,796,354	5,796,354	5,458,427
Interflex Acquisition Company, LLC	Containers, Packaging & Glass	Senior Secured First Lien Term Loan LIBOR + 9.000%, 1.000% Floor (5)(7)	8/18/2022	12,635,953	12,635,953	12,043,326	2.0%
				12,635,953	12,635,953	12,043,326
Iqor US Inc.	Services: Business	Senior Secured First Lien Term Loan LIBOR + 5.000%, 1.000% Floor (4)(7)	4/1/2021	19,815,331	19,012,372	17,027,313	2.9%
				19,815,331	19,012,372	17,027,313
Isagenix International, LLC	Wholesale	Senior Secured First Lien Term Loan LIBOR + 5.750%, 1.000% Floor (4)(5)	6/16/2025	1,848,782	1,841,180	1,293,778	0.2%
				1,848,782	1,841,180	1,293,778
Isola USA Corp.	High Tech Industries	Senior Secured Second Lien Term Loan LIBOR + 9.500%, 1.000% Floor, PIK (4)(6)(13)	1/2/2023	10,237,487	7,578,468	7,187,740	1.2%
		Common Units - 10,283,782 units (9)(11)		—	—	—	0.0%
				10,237,487	7,578,468	7,187,740
JFL-WCS Partners, LLC	Environmental Industries	Preferred Units - 618,876 6.000%, PIK (5)(9)		—	618,876	618,876	0.1%
		Common Units - 68,764 units (5)(9)(11)		—	68,764	1,461,923	0.2%
				—	687,640	2,080,799
Keystone Acquisition Corp.	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loan LIBOR + 5.250%, 1.000% Floor (4)(5)	5/1/2024	1,802,571	1,741,353	1,757,507	0.3%
		Senior Secured Second Lien Term Loan LIBOR + 9.250%, 1.000% Floor (4)(5)	5/1/2025	7,000,000	6,904,682	6,869,800	1.2%
				8,802,571	8,646,035	8,627,307
L&S Plumbing Partnership, Ltd.	Construction & Building	Senior Secured First Lien Term Loan LIBOR + 7.500%, 1.000% Floor (4)(5)	2/15/2022	7,535,892	7,535,892	7,579,600	1.3%
				7,535,892	7,535,892	7,579,600
Magnetite XIX, Limited	Multi-Sector Holdings	Subordinated Notes LIBOR + 7.610% (4)(8)(9)(10)	7/17/2030	2,000,000	1,874,937	1,757,368	0.3%
		Subordinated Notes 8.407% effective yield (5)(8)(9)(10)	7/17/2030	13,730,209	10,427,732	8,857,783	1.5%
				15,730,209	12,302,669	10,615,151
Manna Pro Products, LLC	Consumer Goods: Non-durable	Senior Secured First Lien Term Loan LIBOR + 6.000%, 1.000% Floor (5)(7)	12/8/2023	4,083,333	4,083,333	3,924,900	0.7%
		Senior Secured First Lien Delayed Draw Term Loan LIBOR + 6.000%, 1.000% Floor (5)(7)	12/8/2023	829,167	829,167	796,995	0.1%
				4,912,500	4,912,500	4,721,895
Midwest Physician Administrative Services, LLC	Healthcare & Pharmaceuticals	Senior Secured Second Lien Term Loan LIBOR + 7.000%, 1.000% Floor (7)	8/15/2025	1,950,000	1,881,156	1,862,250	0.3%
				1,950,000	1,881,156	1,862,250
Novetta Solutions, LLC	High Tech Industries	Senior Secured Second Lien Term Loan LIBOR + 8.500%, 1.000% Floor (7)	10/16/2023	11,000,000	10,938,515	10,585,300	1.8%
				11,000,000	10,938,515	10,585,300
Offen Inc.	Transportation: Cargo	Senior Secured First Lien Term Loan LIBOR + 5.000% (4)(6)	6/21/2026	2,923,363	2,886,299	2,923,363	0.5%
				2,923,363	2,886,299	2,923,363

Company(1)(2)	Industry	Type of Investment	Maturity	Par Amount	Cost	Fair Value	% of Net Assets(3)
Path Medical, LLC	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loan LIBOR + 9.500%, 1.000% Floor, PIK (5)(7)	10/11/2021	17,601,348	17,340,449	16,328,771	2.8%
		Senior Secured First Lien Term Loan LIBOR + 10.000%, 1.000% Floor (5)(6)(7)	10/11/2021	328,000	328,000	327,836	0.1%
		Warrants - 36,716 warrants(5)(11)	1/9/2027	—	669,709	—	0.0%
				17,929,348	18,338,158	16,656,607
PetroChoice Holdings, Inc.	Chemicals, Plastics & Rubber	Senior Secured Second Lien Term Loan LIBOR + 8.750%, 1.000% Floor (4)(5)	8/21/2023	9,000,000	9,000,000	8,422,200	1.5%
				9,000,000	9,000,000	8,422,200
Polymer Solutions Group Holdings, LLC	Chemicals, Plastics & Rubber	Senior Secured First Lien Term Loan LIBOR + 6.750%, 1.000% Floor (5)(7)	6/30/2021	1,090,722	1,090,722	1,083,414	0.2%
				1,090,722	1,090,722	1,083,414
Project Silverback Holdings Corp.	High Tech Industries	Senior Secured First Lien Term Loan LIBOR + 3.500%, 1.000% Floor (4)	8/21/2024	4,887,500	4,338,566	4,257,990	0.7%
				4,887,500	4,338,566	4,257,990
Proppants Holdings, LLC	Energy: Oil & Gas	Common Units - 161,852 units (11)		—	874,363	809,260	0.1%
		Common Units - 161,852 units (11)		—	8,832	8,093	0.0%
				—	883,195	817,353
PT Network, LLC	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loan LIBOR + 5.500%, 1.000% Floor (4)(5)	11/30/2023	7,969,098	7,511,671	7,450,310	1.4%
		Membership Units - 1.441 units (5)(11)		—	—	—	0.1%
				7,969,098	7,511,671	7,450,310
RateGain Technologies, Inc.	Hotel, Gaming & Leisure	Subordinated Notes (5)(11)	7/31/2020	440,050	440,050	440,050	0.1%
		Subordinated Notes (5)(11)	7/31/2021	476,190	476,190	476,190	0.1%
				916,240	916,240	916,240
Redwood Services Group, LLC	Services: Business	Senior Secured First Lien Term Loan LIBOR + 6.000%, 1.000% Floor (4)(5)	6/6/2023	22,837,649	22,837,649	22,791,974	3.9%
		Revolving Credit Facility LIBOR + 6.000%, 1.000% Floor (4)(5)(6)	6/6/2023	1,150,000	1,150,000	1,148,562	0.2%
				23,987,649	23,987,649	23,940,536
Resolute Investment Managers, Inc.	Banking, Finance, Insurance & Real Estate	Senior Secured Second Lien Term Loan LIBOR + 7.500%, 1.000% Floor (4)(5)	4/30/2023	7,950,000	7,914,608	7,950,000	1.3%
				7,950,000	7,914,608	7,950,000
Rhombus Cinema Holdings, LP	Media: Diversified & Production	Preferred Equity 10.000% - 7,449 shares (5)(9)		—	4,584,207	2,979,615	0.5%
		Common Units - 3,163 units (5)(8)(11)		—	3,162,793	—	0.0%
				—	7,747,000	2,979,615
SavATree, LLC	Environmental Industries	Senior Secured First Lien Term Loan LIBOR + 5.000%, 1.000% Floor (4)(5)	6/2/2022	4,333,601	4,333,601	4,333,601	0.7%
				4,333,601	4,333,601	4,333,601
SFP Holding, Inc.	Construction & Building	Senior Secured First Lien Term Loan LIBOR + 6.250%, 1.000% Floor (5)(6)(11)	9/1/2022	9,367,373	9,367,373	9,367,373	1.6%
		Senior Secured First Lien Delayed Draw Term Loan LIBOR + 6.250%, 1.000% Floor (5)(6)(11)	9/1/2022	161,625	161,625	161,625	0.0%
		Equity - 0.803% of outstanding equity (5)(11)		—	657,115	591,403	0.1%
				9,528,998	10,186,113	10,120,401

Company(1)(2)	Industry	Type of Investment	Maturity	Par Amount	Cost	Fair Value	% of Net Assets(3)
Shift4 Payments, LLC	Banking, Finance, Insurance & Real Estate	Senior Secured Second Lien Term Loan LIBOR + 4.500%, 1.000% Floor (4)(5)	11/29/2024	3,491,094	3,474,373	3,502,266	0.6%
		Senior Secured Second Lien Term Loan LIBOR + 8.500%, 1.000% Floor (4)(5)	11/28/2025	9,950,000	9,875,970	9,950,000	1.7%
				13,441,094	13,350,343	13,452,266
Ship Supply Acquisition Corporation	Services: Business	Senior Secured First Lien Term Loan LIBOR + 8.000%, 1.000% Floor (4)(5)(13)	7/31/2020	21,799,085	21,427,121	—	0.0%
				21,799,085	21,427,121	—
Simplified Logistics, LLC	Services: Business	Senior Secured First Lien Term Loan LIBOR + 6.500%, 1.000% Floor (4)(5)(6)	2/28/2022	18,481,420	18,481,420	18,481,420	3.1%
				18,481,420	18,481,420	18,481,420
SMART Financial Operations, LLC	Retail	Preferred Equity - 1,000,000 units (5)(9)(11)		—	1,000,000	760,000	0.1%
				—	1,000,000	760,000
Smile Doctors, LLC	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loan LIBOR + 6.000%, 1.000% Floor (4)(5)	10/6/2022	8,250,167	8,250,167	8,078,563	1.4%
		Senior Secured First Lien Delayed Draw Term Loan LIBOR + 6.000%, 1.000% Floor (4)(5)(6)	10/6/2022	4,642,608	4,642,608	4,525,356	0.8%
				12,892,775	12,892,775	12,603,919
Sound Point CLO XX, Ltd.	Multi-Sector Holdings	Subordinated Notes 12.370% effective yield (5)(8)(9)(10)	7/26/2031	4,489,000	3,895,539	3,736,644	0.6%
				4,489,000	3,895,539	3,736,644
Starfish Holdco, LLC	High Tech Industries	Senior Secured Second Lien Term Loan LIBOR + 9.000%, 1.000% Floor (5)(7)	8/18/2025	4,000,000	3,957,111	3,862,000	0.7%
				4,000,000	3,957,111	3,862,000
Sungard AS New Holdings, LLC	Services: Business	Senior Secured First Lien Term Loan LIBOR + 4.000%, 1.000% Floor, 2.500% PIK (4)	11/3/2022	4,994,410	4,994,410	4,078,935	0.7%
		Senior Secured First Lien Term Loan LIBOR + 7.500%, 1.000% Floor (4)	2/3/2022	714,915	698,047	693,467	0.1%
		Membership units - 73,135 units (11)		—	2,163,076	2,163,041	0.4%
				5,709,325	7,855,533	6,935,443
Team Car Care, LLC	Automotive	Senior Secured First Lien Term Loan LIBOR + 8.000%, 1.000% Floor (4)	2/23/2023	14,091,320	14,091,319	13,926,451	2.4%
				14,091,320	14,091,319	13,926,451
Techniplas, LLC	Automotive	Senior Secured First Lien Notes 10.000% (8)	5/1/2020	6,000,000	6,000,000	5,137,200	0.9%
				6,000,000	6,000,000	5,137,200
Tensar Corporation	Capital Equipment	Senior Secured First Lien Term Loan LIBOR + 4.750%, 1.000% Floor, 3.000% PIK (4)	7/9/2021	6,900,187	6,778,258	6,537,927	1.1%
				6,900,187	6,778,258	6,537,927
The Imagine Group LLC	Media: Advertising, Printing & Publishing	Senior Secured Second Lien Term Loan LIBOR + 8.750%, 1.000% Floor (5)(7)(13)	6/21/2023	8,950,000	8,623,411	1,700,500	0.3%
				8,950,000	8,623,411	1,700,500
The Octave Music Group, Inc.	Media: Diversified & Production	Senior Secured Second Lien Term Loan LIBOR + 8.250%, 1.000% Floor (5)(7)	5/27/2022	6,532,258	6,532,258	6,513,968	1.1%
				6,532,258	6,532,258	6,513,968
True Religion Apparel, Inc.	Retail	Senior Secured First Lien Term Loan 10.000% (13)	10/27/2022	179,896	134,083	23,386	0.0%
		Common Stock - 2,448 shares(11)		—	—	—	0.0%
		Warrants - 1,122 warrants (11)		—	—	—	0.0%
				179,896	134,083	23,386

Company(1)(2)	Industry	Type of Investment	Maturity	Par Amount	Cost	Fair Value	% of Net Assets(3)
Velocity Pooling Vehicle, LLC	Automotive	Senior Secured First Lien Term Loan LIBOR + 11.000%, 1.000% Floor (4)(5)	4/28/2023	794,055	747,813	704,803	0.1%
		Common units - 4,676 units (5)(11)		—	259,938	17,956	0.0%
		Warrants - 5,591 warrants(5)(11)	3/30/2028	—	310,802	21,469	0.0%
				794,055	1,318,553	744,228
Vertafore, Inc.	High Tech Industries	Senior Secured Second Lien Term Loan LIBOR + 7.250%, 1.000% Floor (5)(7)	7/2/2026	9,950,000	9,818,168	9,827,615	1.7%
				9,950,000	9,818,168	9,827,615
VOYA CLO 2016-2, LTD.	Multi-Sector Holdings	Subordinated Notes 6.704% effective yield (5)(8)(9)(10)	7/19/2028	11,088,290	8,296,086	6,199,335	1.0%
				11,088,290	8,296,086	6,199,335
VOYA CLO 2015-2, LTD.	Multi-Sector Holdings	Subordinated Notes 16.348% effective yield (5)(8)(9)(10)	7/19/2028	10,735,659	6,716,495	6,026,473	1.0%
				10,735,659	6,716,495	6,026,473
Walker Edison Furniture Company LLC	Consumer Goods: Durable	Senior Secured First Lien Term Loan LIBOR + 6.500%, 1.000% Floor (4)(5)	9/26/2024	14,625,000	14,625,000	14,771,250	2.5%
		Common units - 2,000 units (5)(9)(11)		—	2,000,000	4,111,210	0.7%
				14,625,000	16,625,000	18,882,460
Watermill-QMC Midco, Inc.	Automotive	Equity - 1.62% partnership interest (5)(9)(11)		—	902,277	53,776	0.0%
				—	902,277	53,776

Total non-controlled/non-affiliated investments					$651,393,473	$567,402,503	96.0%

Controlled/affiliated investments - 18.3%		(14)
1888 Industrial Services, LLC	Energy: Oil & Gas	Revolving Credit Facility LIBOR + 5.000%, 1.000% Floor (4)(5)(6)	9/30/2021	1,183,094	1,183,094	1,183,094	0.2%
		Senior Secured First Lien Term Loan LIBOR + 5.000%, 1.000% Floor (4)(5)	9/30/2021	3,315,574	3,315,574	3,315,574	0.6%
		Senior Secured First Lien Term Loan LIBOR + 8.000%, 1.000% Floor, PIK (4)(5)(13)	9/30/2021	8,454,467	6,816,029	2,113,617	0.4%
		Senior Secured First Lien Term Loan LIBOR + 5.000%, 1.000% Floor (4)(5)	6/30/2021	416,940	416,940	416,940	0.1%
		Senior Secured First Lien Term Loan LIBOR + 5.000%, 1.000% Floor (4)(5)	9/19/2020	79,986	79,986	79,986	0.0%
		Senior Secured First Lien Term Loan LIBOR + 5.000%, 1.000% Floor (4)(5)	9/19/2020	288,300	288,300	288,300	0.0%
		Units - 7,546.76 units (5)(11)		—	—	—	0.0%
				13,738,361	12,099,923	7,397,511
Access Media Holdings, LLC	Media: Broadcasting & Subscription	Senior Secured First Lien Term Loan 10.000% PIK (5)(7)(13)	7/22/2020	9,005,670	7,458,342	2,251,418	0.4%
		Common Stock - 140 units (5)(9)(11)		—	—	—	0.0%
		Preferred Equity - 1,400,000 units (5)(9)(11)		—	1,400,000	—	0.0%
		Preferred Equity - 700,000 units (5)(9)(11)		—	700,000	—	0.0%
		Preferred Equity - 849,800 units (5)(6)(9)(11)		—	849,800	(88,200)	0.0%
				9,005,670	10,408,142	2,163,218
Caddo Investors Holdings 1 LLC	Forest Products & Paper	Equity - 12.250% LLC Interest (5)(9)(15)		—	5,027,482	5,765,253	1.0%
				—	5,027,482	5,765,253
Charming Charlie LLC	Retail	Senior Secured First Lien Term Loan LIBOR + 10.000%, 1.000% Floor (4)(13)	4/24/2023	3,412,549	3,121,470	—	0.0%

Company(1)(2)	Industry	Type of Investment	Maturity	Par Amount	Cost	Fair Value	% of Net Assets(3)
		Senior Secured First Lien Term Loan LIBOR + 10.000%, 1.000% Floor (4)(13)	4/24/2023	4,178,224	2,737,658	—	0.0%
		Senior Secured First Lien Term Loan 20.000%	5/15/2020	150,642	150,642	112,981	0.0%
		Senior Secured First Lien Delayed Draw Term Loan 20.000% (7)(13)	5/15/2020	837,367	837,367	628,025	0.1%
		Common Stock - 34,923,249 shares (11)		—	—	—	0.0%
				8,578,782	6,847,137	741,006
Dynamic Energy Services International LLC	Energy: Oil & Gas	Senior Secured First Lien Term Loan 13.500% PIK(5)(7)(13)	12/31/2021	6,089,982	4,449,025	692,431	0.1%
		Common Units - 6,500,000 units (5)(11)		—	—	—	0.0%
				6,089,982	4,449,025	692,431
Kemmerer Operations, LLC	Metals & Mining	Senior Secured First Lien Term Loan 15.000% PIK	6/21/2023	1,834,227	1,834,227	1,834,227	0.3%
		Senior Secured First Lien Delayed Draw Term Loan 15.000% PIK (6)	6/21/2023	461,035	461,035	461,035	0.1%
		Common Units - 6.7797 units (11)		—	962,717	962,760	0.2%
				2,295,262	3,257,979	3,258,022
MCM 500 East Pratt Holdings, LLC	Banking, Finance, Insurance & Real Estate	Equity - 5,000,000 units (9)(11)		—	5,000,000	7,350,000	1.2%
				—	5,000,000	7,350,000
MCM Capital Office Park Holdings LLC	Banking, Finance, Insurance & Real Estate	Equity - 7,500,000 units (9)(11)		—	7,500,000	11,775,000	2.0%
				—	7,500,000	11,775,000
Sierra Senior Loan Strategy JV I LLC	Multi-Sector Holdings	Equity - 87.5% ownership of SIC Senior Loan Strategy JV I LLC (6)(9)(15)		92,050,000	92,050,000	68,434,389	11.6%
				92,050,000	92,050,000	68,434,389
TwentyEighty, Inc.	Services: Business	Common Units - 58,098 units(11)		—	—	644,597	0.1%
				—	—	644,597

Total controlled/affiliated investments					$146,639,688	$108,221,427	18.3%

Money Market Fund - 32.5%
State Street Institutional Liquid Reserves Fund		Money Market 1.730%(12)		82,288,653	82,296,916	82,296,882	13.9%
Federated Institutional Prime Obligations Fund		Money Market 1.740% (12)		109,958,375	109,958,375	109,958,375	18.6%
Total money market fund				$192,247,028	$192,255,291	$192,255,257	32.5%

(1)
All of the Company's investments are domiciled in the United States except for AMMC CLO 22, Limited Series 2018-22A, Apidos CLO XXIV, Series 2016-24A, Dryden 38 Senior Loan Fund, Series 2015-38A, Dryden 43 Senior Loan Fund, Series 2016-43A, Dryden 49 Senior Loan Fund, 2017-49A, Magnetite XIX, Limited, Sound Point CLO XX, Ltd., VOYA CLO 2016-2, LTD., and VOYA CLO 2015-2, LTD., which are all domiciled in the Cayman Islands. All foreign investments were denominated in US Dollars.

(2)	Unless otherwise indicated, all securities are valued using significant unobservable inputs, which are categorized as Level 3 assets under the definition of ASC 820 fair value hierarchy.

(3)	Percentage is based on net assets of $591,062,721 as of December 31, 2019.

(4)	The interest rate on these loans is subject to a base rate plus 3 Month "3M" LIBOR, which at December 31, 2019 was 1.91%. The interest rate is subject to a minimum LIBOR floor.

(5)	An affiliated fund that is managed by an affiliate of SIC Advisors LLC also holds an investment in this security.

(6)	The investment has an unfunded commitment as of December 31, 2019. For further details see Note 11. Fair value includes an analysis of the unfunded commitment.

(7)	The interest rate on these loans is subject to a base rate plus 1 Month "1M" LIBOR, which at December 31, 2019 was 1.76%. The interest rate is subject to a minimum LIBOR floor.

(8)
Securities are exempt from registration under Rule 144A of the Securities Act of 1933. These securities represent a fair value of $66,981,461 or 11.3% of net assets as of December 31, 2019 and are considered restricted securities.

(9)	The investment is not a qualifying asset under Section 55 of the Investment Company Act of 1940 (the "1940 Act"). Non-qualifying assets represent 27.9% of the Company's portfolio at fair value.

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

(11)	Security is non-income producing.

(12)	Represents securities in Level 1 in the ASC 820 table (see Note 4).

(13)	The investment was on non-accrual status as of December 31, 2019.

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

(18)	Represents securities in Level 1 in the ASC 820 table (see Note 4).

(19)	As a practical expedient, the Company uses NAV to determine the fair value of this investment.

The following is a summary of the TRS reference assets as of December 31, 2018:

Company(1)	Industry	Type of Investment	Maturity	Par Amount	Notional Amount(2)	Fair Value	Unrealized Appreciation/ (Depreciation)
Asurion, LLC	Banking, Finance, Insurance & Real Estate	Senior Secured Second Lien Term Loans LIBOR + 6.500%, 1.000% Floor(4)	8/4/2025	$2,945,455	$3,006,205	$3,004,363	$(1,842)
BW NHHC Holdco Inc.	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loans LIBOR + 5.000%(4)	5/15/2025	2,991,000	2,946,135	2,911,140	(34,995)
Comfort Holding, LLC	Consumer Goods: Durable	Senior Secured First Lien Term Loans LIBOR + 4.750%, 1.000% Floor(4)	2/5/2024	7,889,949	7,788,664	7,386,965	(401,699)
CT Technologies Intermediate Holdings, Inc.	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loans LIBOR + 4.250%, 1.000% Floor(4)	12/1/2021	984,733	965,038	926,634	(38,404)
Deliver Buyer, Inc.	Capital Equipment	Senior Secured First Lien Term Loans LIBOR + 5.000%, 1.000% Floor(5)	5/1/2024	5,996,885	5,973,054	5,996,885	23,831
Highline Aftermarket Acquisitions, LLC	Automotive	Senior Secured First Lien Term Loans LIBOR + 3.500%, 1.000% Floor(4)	4/26/2025	1,760,294	1,755,893	1,708,542	(47,351)
Iqor US Inc.	Services: Business	Senior Secured First Lien Term Loans LIBOR + 5.000%, 1.000% Floor(4)	4/1/2021	4,474,751	4,385,256	4,001,188	(384,068)
Keystone Acquisition Corp.	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loans LIBOR + 5.250%, 1.000% Floor(5)	5/1/2024	1,825,622	1,825,622	1,807,731	(17,891)

Company(1)	Industry	Type of Investment	Maturity	Par Amount	Notional Amount(2)	Fair Value	Unrealized Appreciation/ (Depreciation)
Kronos Incorporated	Services: Business	Senior Secured Second Lien Term Loans LIBOR + 8.250%, 1.000% Floor(3(5)	11/1/2024	2,000,000	1,980,000	1,971,260	(8,740)
LifeMiles Ltd.	Services: Consumer	Senior Secured First Lien Term Loans LIBOR + 5.500%, 1.000% Floor(3)(5)	8/18/2022	4,455,000	4,410,450	4,469,702	59,252
Lightstone Holdco LLC	Utilities: Electric	Senior Secured First Lien Term Loans LIBOR + 3.750%, 1.000% Floor(4)	1/30/2024	224,885	221,550	212,329	(9,221)
Lightstone Holdco LLC	Utilities: Electric	Senior Secured First Lien Term Loans LIBOR + 3.750%, 1.000% Floor(4)	1/30/2024	4,187,072	4,124,993	3,953,308	(171,685)
Midcoast Energy LLC	Energy: Oil & Gas	Senior Secured First Lien Term Loans LIBOR + 5.500%, 1.000% Floor(5)	8/1/2025	1,000,000	990,000	970,000	(20,000)
Midwest Physician Administrative Services, LLC	Healthcare & Pharmaceuticals	Senior Secured Second Lien Term Loans LIBOR + 7.000%, 0.750% Floor(4)	8/15/2025	3,950,000	3,910,500	3,863,890	(46,610)
Preferred Proppants, LLC	Energy: Oil & Gas	Senior Secured First Lien Term Loans LIBOR + 5.750%, 1.000% Floor(5)	7/27/2020	5,887,969	5,578,851	2,060,789	(3,518,062)
Project Silverback Holdings Corp.	High Tech Industries	Senior Secured First Lien Term Loans LIBOR + 3.500%, 1.000% Floor(4)	8/21/2024	4,950,000	4,937,625	4,421,984	(515,641)
Sungard Availability Services Capital, Inc.	Services: Business	Senior Secured First Lien Term Loans LIBOR + 7.000%, 1.000% Floor(4)	9/30/2021	5,682,099	5,659,993	4,801,374	(858,619)
Tensar Corporation	Capital Equipment	Senior Secured First Lien Term Loans LIBOR + 4.750%, 1.000% Floor(5)	7/9/2021	6,900,187	6,831,185	6,710,432	(120,753)
The Imagine Group, LLC	Media: Advertising, Printing & Publishing	Senior Secured First Lien Term Loans LIBOR + 4.750%, 1.000% Floor(4)	6/21/2022	5,910,000	5,850,900	5,509,302	(341,598)
United Road Services, Inc.	Transportation: Cargo	Senior Secured First Lien Term Loans LIBOR + 5.250%, 1.000% Floor(4)	9/1/2024	1,891,500	1,882,043	1,880,151	(1,892)
YRC Worldwide Inc.	Transportation: Cargo	Senior Secured First Lien Term Loans LIBOR + 8.500%, 1.000% Floor(4)	7/26/2022	3,697,343	3,752,803	3,458,569	(294,234)
Total				$79,604,744	$78,776,760	$72,026,538	$(6,750,222)
Total accrued interest income, net of expenses							225,318
Total unrealized depreciation on TRS							$(6,524,904)

(1)	All investments are domiciled in the United States.

(2)	Represents the cost of an investment in which the TRS is referenced.

(3)	The investment is not a qualifying asset as defined under Section 55(a) of the 1940 Act.

(4)	The interest rate on these loans is subject to a base rate plus 1 Month (“1M”) LIBOR, which at December 31, 2019 was 1.76%. The interest rate is subject to a minimum LIBOR floor.

(5)	The interest rate on these loans is subject to a base rate plus 3 Month (“3M”) LIBOR, which at December 31, 2019 was 1.91%. The interest rate is subject to a minimum LIBOR floor.

See accompanying notes to consolidate financial statements

SIERRA INCOME CORPORATION
Notes to Consolidated Financial Statements
December 31, 2019
Note 1. Organization

Sierra Income Corporation (the “Company”) was incorporated under the general corporation laws of the State of Maryland on June 13, 2011 and formally commenced operations on April 17, 2012. The Company is an externally managed, non-diversified closed-end management investment company that has elected to be treated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the "1940 Act"). The Company is externally managed by SIC Advisors LLC (“SIC Advisors”), an investment adviser with the Securities and Exchange Commission (the “SEC”) under the Investment Advisers Act of 1940, as amended (the “Advisers Act”). SIC Advisors is a wholly owned subsidiary of Medley LLC, which is controlled by Medley Management Inc., a publicly traded asset management firm (NYSE: MDLY), which in turn is controlled by Medley Group LLC, an entity wholly-owned by the senior professionals of Medley LLC. The term “Medley” refers to the collective activities of Medley Capital LLC, Medley LLC, Medley Management Inc., Medley Group LLC, SIC Advisors, associated investment funds and their respective affiliates. The Company has elected, and intends to qualify annually, to be treated for U.S. federal income tax purposes as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”). The Company’s fiscal year-end is December 31.

On April 17, 2012, the Company successfully reached its minimum escrow requirement and officially commenced operations by issuing 1,108,033 shares of common stock to SIC Advisors for gross proceeds of $10,000,000. On July 2, 2018, the Company’s board of directors determined to terminate the Company’s offering effective as of July 31, 2018. As of December 31, 2019, the Company has sold a total of 102,282,366 shares of common stock, which includes shares issued as part of the distribution reinvestment plan (see Note 13), for total proceeds of $1.0 billion, which includes the shares sold to SIC Advisors. The proceeds from the issuance of common stock are presented in the Company’s Consolidated Statements of Changes in Net Assets and Consolidated Statements of Cash Flows and are presented net of selling commissions and dealer manager fees.

On August 15, 2013, the Company formed Arbor Funding LLC ("Arbor"), a wholly-owned financing subsidiary.

On June 18, 2014, the Company formed Alpine Funding LLC ("Alpine"), a wholly-owned financing subsidiary.

The Company has formed and expects to continue to form certain taxable subsidiaries (the “Taxable Subsidiaries”), which are taxed as corporations for U.S. federal income tax purposes. Taxable Subsidiaries allow the Company to hold equity securities of portfolio companies organized as pass-through entities while continuing to satisfy the requirements applicable to a RIC under the Code.

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

Agreements and Plan of Mergers
On August 9, 2018, the Company entered into definitive agreements to acquire Medley Capital Corporation (NYSE/TASE: MCC, MCC) and Medley Management Inc. (NYSE: MDLY, "MDLY"). Pursuant to the Agreement and Plan of Merger, dated as of August 9, 2018, by and between MCC and the Company (the "MCC Merger Agreement"), MCC would, on the terms and subject to the conditions set forth in the MCC Merger Agreement, merge with and into the Company, with the Company as the surviving company in the merger (the "MCC Merger"). In the MCC Merger, each share of MCC’s common stock issued and outstanding immediately prior to the MCC Merger effective time (other than shares of MCC’s common stock held by MCC, the Company or their respective wholly owned subsidiaries) would be converted into the right to receive 0.8050 shares of the Company’s common stock; provided that cash will be paid in lieu of fractional shares of the Company’s common stock issuable in the MCC Merger.

Simultaneously, pursuant to the Agreement and Plan of Merger (the "MDLY Merger Agreement"), dated as of August 9, 2018, by and among MDLY, the Company, and Sierra Management, Inc., a wholly owned subsidiary of the Company ("Merger Sub"), MDLY would, on the terms and subject to the conditions set forth in the MDLY Merger Agreement, merge with and into Merger Sub, with Merger Sub as the surviving company in the merger (the “MDLY Merger” together with the MCC Merger, the "Mergers"), and MDLY’s existing asset management business would continue to operate as a wholly owned subsidiary of the Company. In the MDLY Merger, each share of MDLY Class A common stock, issued and outstanding immediately prior to the MDLY Merger effective time (other than Dissenting Shares (as defined in the MDLY Merger Agreement) and shares of MDLY Class A common stock held by

MDLY, the Company or their respective wholly owned subsidiaries) would be converted into the right to receive (i) 0.3836 shares of our common stock; provided that cash will be paid in lieu of fractional shares of the Company’s common stock issuable in the MDLY Merger; plus (ii) cash in an amount equal to $3.44 per share. In addition, MDLY's stockholders would have the right to receive certain dividends and/or other payments.

On July 29, 2019, the Company entered into amended and restated definitive agreements with MCC and MDLY. Pursuant to the Amended and Restated Agreement and Plan of Merger, dated as of July 29, 2019 (the “Amended MCC Merger Agreement”), by and between MCC and the Company, pursuant to which MCC will, on the terms and subject to the conditions set forth in the Amended MCC Merger Agreement, merge with and into the Company, with the Company as the surviving company in the MCC Merger. In the MCC Merger, each share of MCC’s common stock, other than shares of MCC’s common stock held by MCC, the Company or their respective wholly owned subsidiaries, will be exchanged for the right to receive (i) 0.68 shares of the Company’s common stock if the attorneys’ fees of plaintiffs’ counsel and litigation expenses paid or incurred by plaintiffs’ counsel or advanced by plaintiffs in connection with the Delaware Action, as described below ( such fees and expenses, the “Plaintiff Attorney Fees”), are less than or equal to $10,000,000; (ii) 0.66 shares of the Company’s common stock if the Plaintiff Attorney Fees are equal to or greater than $15,000,000; (iii) between 0.68 and 0.66 per share of the Company’s common stock if the Plaintiff Attorney Fees are greater than $10,000,000 but less than $15,000,000, calculated on a descending basis, based on straight line interpolation between $10,000,000 and $15,000,000; or (iv) 0.66 shares of the Company’s common stock in the event that the Plaintiff’s Attorney Fees are not fully and finally determined prior to the closing of the MCC Merger (such ratio, the “MCC Merger Exchange Ratio”); provided that cash will be paid in lieu of fractional shares of the Company’s common stock issuable in the MCC Merger. Based upon the Plaintiff Attorney Fees approved by the Court of Chancery of the State of Delaware (the “Delaware Court of Chancery”) as set forth in the Order and Final Judgment entered into on December 20, 2019, as described below (the “Delaware Order”), the MCC Merger Exchange Ratio will be 0.66 shares of the Company’s common stock. MCC and the Company are appealing the Delaware Order with respect to the Delaware Court of Chancery’s ruling on the Plaintiff Attorney Fees. Under the Amended MCC Merger Agreement, the MCC Merger exchange ratio is not subject to adjustment based on changes in the NAV of the Company or the market price of MCC’s common stock before the MCC Merger effective time. In addition, under the Settlement, the defendant parties to the Settlement (other than MDLY) shall, among other things, deposit or cause to be deposited the Settlement Shares, the number of shares of which is to be calculated using the pro forma NAV of $6.37 per share as of June 30, 2019, and is not subject to subsequent adjustment based on changes in the NAV of the Company or the market price of MCC’s common stock before the MCC Merger effective time, provided that the MCC Merger is consummated by March 31, 2020, or, if consummated after March 31, 2020, only if the parties subsequently agree to extend the closing date on the same terms and conditions.

Pursuant to the Amended and Restated Agreement and Plan of Merger, dated as of July 29, 2019 (the “Amended MDLY Merger Agreement”), by and among MDLY, the Company, and Merger Sub, pursuant to which MDLY will, on the terms and subject to the conditions set forth in the Amended MDLY Merger Agreement, merge with and into Merger Sub, with Merger Sub as the surviving company in the MDLY Merger. In the MDLY Merger, each share of MDLY Class A Common Stock, issued and outstanding immediately prior to the MDLY Merger effective time (other than shares of MDLY Class A Common Stock held by MDLY, the Company or their respective wholly owned subsidiaries (the “Excluded MDLY Shares”) and the Dissenting Shares (as defined in the Amended MDLY Merger Agreement), held, immediately prior to the MDLY Merger effective time, by any person other than a Medley LLC Unitholder (as defined below)), will be exchanged for (i) 0.2668 shares of the Company’s common stock; provided that cash will be paid in lieu of fractional shares of the Company’s common stock; plus (ii) cash in an amount equal to $2.96 per share. In addition, in the MDLY Merger, each share of MDLY Class A Common Stock issued and outstanding immediately prior to the MDLY Merger effective time, other than the Excluded MDLY Shares and the Dissenting Shares, held, immediately prior to the MDLY Merger effective time, by holders of the issued and outstanding limited liability company interests of Medley LLC (the “Medley LLC Units” and, holders of the Medley LLC Units at any time on or after July 29, 2019, the “Medley LLC Unitholders”) will be exchanged for (i) 0.2072 shares of the Company’s common stock; provided that cash will be paid in lieu of fractional shares of the Company’s common stock; plus (ii) cash in an amount equal to $2.66 per share. Under the Amended MDLY Merger Agreement, the MDLY exchange ratios and the cash consideration amount was fixed on July 29, 2019, the date of the signing of the Amended MDLY Merger Agreement. The MDLY exchange ratios and the cash consideration amount are not subject to adjustment based on changes in the net asset value of Sierra or the market price of MDLY Class A common stock before the MDLY Merger effective time, provided that the MDLY Merger is consummated by March 31, 2020, or, if consummated after March 31, 2020, only if the parties subsequently agree to extend the closing date on the same terms and conditions.

Pursuant to the terms of the Amended MCC Merger Agreement, the consummation of the MCC Merger is conditioned upon the satisfaction or waiver of each of the conditions to closing under the Amended MDLY Merger Agreement and the consummation of the MDLY Merger. However, pursuant to the terms of the Amended MDLY Merger Agreement, the consummation of the MDLY Merger is not contingent upon the consummation of the MCC Merger. If the Mergers are, or only the MDLY Merger is, consummated the Company’s common stock will be listed on the New York Stock Exchange under the symbol "SRA”, with such listing expected to be effective as of the closing date of the Mergers or only the MDLY Merger, as applicable. If the MCC Merger is also consummated, the Company’s common stock will be listed on the Tel Aviv Stock Exchange, with such listing expected to be effective as of the closing date of the Mergers. If both Mergers are consummated, the investment portfolios of MCC and the Company would be combined, Merger Sub, as a successor to MDLY, would be a wholly owned subsidiary of the Company (the “Combined Company”), and the Combined Company would be internally managed by MCC Advisors LLC, its wholly controlled adviser subsidiary. If only the MDLY Merger is consummated, while the investment portfolios of MCC and the Company would not be combined, the investment management function relating to the operation of the Company, as the surviving company, would still be internalized (the “Sierra/MDLY Company”) and the Sierra/MDLY Company would be managed by MCC Advisors LLC.

The Mergers are subject to approval by the stockholders of the Company, MCC, and MDLY, regulators, including the SEC, court approval of the Settlement (as described below), other customary closing conditions and third-party consents. There is no assurance that any of the foregoing conditions will be satisfied. The Company and MCC have the right to terminate the Amended MCC Merger Agreement under certain circumstances, including (subject to certain limitations set forth in the Amended MCC Merger Agreement), among others: (i) by mutual written agreement of each party; (ii) any governmental entity whose consent or approval is a condition to closing set forth in Section 8.1 of the Amended MCC Merger Agreement has denied the granting of any such consent or approval and such denial has become final and nonappealable, or any governmental entity of competent jurisdiction shall have issued a final and nonappealable order, injunction or decree permanently enjoining or otherwise prohibiting or making illegal the consummation of the transactions contemplated by the Amended MCC Merger Agreement; (iii) the MCC Merger has not closed on or prior to March 31, 2020; or (iv) either party has failed to obtain stockholder approval or the Amended MDLY Merger Agreement has been terminated. The Company and MDLY have the right to terminate the Amended MCC Merger Agreement under certain circumstances, including (subject to certain limitations set forth in the Amended MDLY Merger Agreement), among others: (i) by mutual written agreement of each party; (ii) any governmental entity whose consent or approval is a condition to closing set forth in Section 8.1 of the Amended MDLY Merger Agreement has denied the granting of any such consent or approval and such denial has become final and nonappealable, or any governmental entity of competent jurisdiction shall have issued a final and nonappealable order, injunction or decree permanently enjoining or otherwise prohibiting or making illegal the consummation of the transactions contemplated by the Amended MDLY Merger Agreement; (iii) the MDLY Merger has not closed on or prior to March 31, 2020; or (iv) either party has failed to obtain stockholder approval or the Amended MCC Merger Agreement has been terminated.

Set forth below is a description of the Decision (as defined below), which should be read in the context of the impact of the Delaware Order and corresponding Settlement.

On February 11, 2019, a purported stockholder class action relating to the MCC Merger was commenced in the Delaware Court of Chancery by FrontFour Capital Group LLC and FrontFour Master Fund, Ltd. (together, “FrontFour”), captioned FrontFour Capital Group LLC, et al. v. Brook Taube et al., Case No. 2019-0100 (the “Delaware Action”), against defendants Brook Taube, Seth Taube, Jeff Tonkel, Mark Lerdal, Karin Hirtler-Garvey, John E. Mack, Arthur S. Ainsberg, MDLY, the Company, MCC, MCC Advisors LLC, Medley Group LLC, and Medley LLC. The complaint, as amended on February 12, 2019, alleged that the individuals named as defendants breached their fiduciary duties to MCC’s stockholders in connection with the MCC Merger, and that MDLY, the Company, MCC Advisors LLC, Medley Group LLC, and Medley LLC aided and abetted those alleged breaches of fiduciary duties. The complaint sought to enjoin the vote of MCC’s stockholders on the MCC Merger and enjoin enforcement of certain provisions of the MCC Merger Agreement.

The Delaware Court of Chancery held a trial on the plaintiffs’ motion for a preliminary injunction and issued a Memorandum Opinion (the “Decision”) on March 11, 2019. The Delaware Court of Chancery denied FrontFour’s requests to (i) permanently enjoin the MCC Merger and (ii) require MCC to conduct a “shopping process” for MCC on terms proposed by FrontFour in its complaint. The Delaware Court of Chancery held that MCC’s directors breached their fiduciary duties in entering into the MCC Merger, but rejected FrontFour’s claim that the Company aided and abetted those breaches of fiduciary duties. The Delaware Court of Chancery ordered the defendants to issue corrective disclosures consistent with the Decision, and enjoined a vote of MCC’s stockholders on the MCC Merger until such disclosures had been made and stockholders had the opportunity to assimilate that information.

On March 20, 2019, another purported stockholder class action was commenced by Stephen Altman against Brook Taube, Seth Taube, Jeff Tonkel, Arthur S. Ainsberg, Karin Hirtler-Garvey, Mark Lerdal, and John E. Mack in the Delaware Court of Chancery, captioned Altman v. Taube, Case No. 2019-0219 (the “Altman Action”). The complaint alleged that the defendants breached their fiduciary duties to stockholders of MCC in connection with the vote of MCC’s stockholders on the proposed mergers. On April 8, 2019, the Delaware Court of Chancery granted a stipulation consolidating the Delaware Action and the Altman Action, designating the amended complaint in the Delaware Action as the operative complaint, and designating the plaintiffs in the Delaware Action and their counsel the lead plaintiffs and lead plaintiffs’ counsel, respectively.

On December 20, 2019, the Delaware Court of Chancery entered into the Delaware Order approving the settlement of the Delaware Action (the “Settlement”). Pursuant to the Settlement, MCC agreed to certain amendments to (i) the MCC Merger Agreement and

(ii) the MDLY Merger Agreement, which amendments are reflected in the Amended MCC Merger Agreement and the Amended MDLY Merger Agreement. The Settlement also provides for, if the MCC Merger is consummated, the creation of a settlement fund, consisting of $17 million in cash and $30 million of the Company’s common stock, with the number of shares of the Company’s common stock to be calculated using the pro forma NAV of $6.37 per share as of June 30, 2019, which will be distributed to eligible members of the Settlement Class (as defined in the Settlement). In addition, in connection with the Settlement, on July 29, 2019, MCC entered into a Governance Agreement with FrontFour Capital Group LLC, FrontFour Master Fund, Ltd., FrontFour Capital Corp., FrontFour Opportunity Fund, David A. Lorber, Stephen E. Loukas and Zachary R. George, pursuant to which, among other matters, FrontFour is subject to customary standstill restrictions and required to vote in favor of the MCC Merger at a meeting of stockholders to approve the Amended MCC Merger Agreement. The Settlement also provides for mutual releases between and among FrontFour and the Settlement Class, on the one hand, and the Medley Parties, on the other hand, of all claims that were or could have been asserted in the Delaware Action through September 26, 2019.

The Delaware Court of Chancery also awarded attorney’s fees as follows: (i) an award of $3,000,000 to lead plaintiffs’ counsel and $75,000 to counsel to plaintiff Stephen Altman (the “Therapeutics Fee Award”) and $420,335 of plaintiff counsel expenses payable to the lead plaintiff’s counsel, which were paid on December 23, 2019, and (ii) an award that is contingent upon the closing of the proposed merger transactions (the “Contingent Fee Award”), consisting of:

a.
$100,000 for the agreement by the Company’s board of directors to appoint one independent director of MCC who will be selected by the independent directors of the Company on the board of directors of the post-merger company upon the closing of the Mergers; and

b.	the amount calculated by solving for A in the following formula:

Award[A]=(Monetary Fund[M]+Award[A]-Look Through[L])*Percentage[P]

Whereas

A
shall be the amount of the Additional Fee (excluding the $100,000 award for the agreement by the Company’s board of directors to appoint one independent director of MCC who will be selected by the independent directors of the Company on the board of directors of the post-merger company upon the closing of the Mergers);

M
shall be the sum of (i) the $17 million cash component of the Settlement Fund and (ii) the value of the post-merger company stock component of the Settlement Fund, which shall be calculated as the product of the VPS (as defined below) and 4,709,576.14 (the number of shares of post-merger company’s stock comprising the stock component of the net settlement amount);

L
shall be the amount representing the estimated value of the decrease in shares to be received by eligible class members arising by operation of the change in the “Exchange Ratio” under the Amended MCC Merger Agreement, calculated as follows:

L = ((ES * 68%) - (ES * 66%)) * VPS

Where:

ES    shall be the number of eligible shares;

VPS
shall be the pro forma NAV per share of the post-merger company’s common stock as of the closing as reported in the public disclosure filed nearest in time and after the closing (the “Closing NAV Disclosure”); and

P    shall equal 0.26

The Contingent Fee Award is contingent upon the closing of the MCC Merger. Payment of the Contingent Fee Award will be made in two stages. First, within five (5) business days of the establishment of the Settlement Fund, MCC or its successor shall (i) pay the plaintiffs’ counsel an estimate of the Contingent Fee Award (the “Additional Fee Estimate”), less twenty (20) percent (the “Additional Fee Estimate Payment”), and (ii) deposit the remaining twenty (20) percent of the Additional Fee Estimate into escrow (the “Escrowed Fee”). For purposes of calculating such estimate, MCC or its successor shall use the formula set above, except that VPS shall equal the pro forma NAV of the post-merger company’s common stock as reported in the public disclosure filed nearest in time and prior to the closing (the “Closing NAV Estimate”).

Second, within five (5) business days of the Closing NAV Disclosure (as defined in the Order and Final Judgment), (i) if the Additional Fee is greater than the Additional Fee Estimate Payment, an amount of the Escrowed Fee shall be released to plaintiffs’ counsel such that the total payments made to plaintiffs’ counsel equal the Additional Fee and the remainder of the Escrowed Fee, if any, shall be released to MCC or its successor, (ii) if the Additional Fee is less than the Additional Fee Estimate Payment, plaintiffs’ counsel shall return to MCC or its successor the difference between the Additional Fee Estimate and the Additional Fee and the Escrowed Fee shall be released to MCC or its successor, or (iii) if the Additional Fee is equal to the Additional Fee Estimate Payment, the Escrowed Fee shall be released to MCC or its successor.

On January 17, 2020, MCC and the Company filed a notice of appeal with the Delaware Supreme Court from those provisions of the Order and Final Judgment with respect to the Contingent Fee Award.

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

Deferred Transaction Costs
Transaction costs incurred in connection with the MCC Merger by and among the Company and MCC and the MDLY Merger by and among the Company MDLY and Merger Sub (see Note 1) are deferred until the termination or closing of the MCC Merger or the MDLY Merger, respectively.

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

The Company holds debt investments that contain a payment-in-kind (PIK) interest provision. PIK interest, which represents contractually deferred interest added to the investment balance that is generally due at maturity, is recorded on an accrual basis to the extent such amounts are expected to be collected. PIK interest is not accrued if the Company does not expect the issuer to be able to pay all principal and interest when due. For the years ended December 31, 2019, 2018 and 2017, the Company earned $4,155,616, $4,275,731 and $5,744,741 in PIK interest, respectively.

Investment transactions are accounted for on a trade-date basis. Realized gains or losses on investments are measured by the difference between the net proceeds from the disposition and the amortized cost basis of investment, without regard to unrealized gains or losses previously recognized. During the year ended December 31, 2019, the Company recognized $16,060,644, in realized losses related to certain non-cash restructuring transactions, which are recorded on the Consolidated Statements of Operations as a component of net realized gain/(loss) from controlled/affiliated investments. During the years ended December 31, 2018 and 2017, the Company did not recognized any realized gains or losses from controlled/affiliated investments. During the years ended December 31, 2019, 2018 and 2017, the Company recognized $6,990,377, $47,049,926 and $19,723,891, respectively, in realized losses related to certain non-cash restructuring transactions, which are recorded on the Consolidated Statements of Operations as a component of net realized gain/(loss) from non-controlled/non-affiliated investments. The Company reports changes in fair value of investments that are measured at fair value as a component of the net change in unrealized appreciation/(depreciation) on investments in the Consolidated Statements of Operations. For total return swap transactions (see Note 5), periodic payments are received or made at the end of each settlement period, but prior to settlement are recorded as realized gains or losses on total return swap in the Consolidated Statements of Operations.

Management reviews all loans that become 90 days or more past due on principal and interest or when there is reasonable doubt that principal or interest will be collected for possible placement on management's designation of non-accrual status. Accrued interest is generally reserved when a loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment regarding collectability. Loans on non-accrual status are restored to accrual status when past due principal and interest is paid and, in management’s judgment, are likely to remain current, although the Company may make exceptions to this general rule if the loan has sufficient collateral value and is in the process of collection. As of December 31, 2019, ten portfolio investments were on non-accrual status with a cost of $92,443,091, or 11.6% of the cost of the Company's portfolio, and a fair value of $17,447,291 or 2.6% of the fair value of the Company's portfolio. As of December 31, 2018, seven portfolio investments were on non-accrual status with a cost of $87,597,395, or 8.7% of the cost of the Company's portfolio, and a fair value of $41,109,398 or 4.5% of the fair value of the Company's portfolio.

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

The Taxable Subsidiaries accrue income taxes payable based on the applicable corporate rates on the unrealized gains generated by the investments held by the Taxable Subsidiaries. As of December 31, 2019 and 2018, the Company recorded a deferred tax liability of $240,935 and $0, respectively, on the Consolidated Statements of Assets and Liabilities. The change in deferred tax liabilities is included as a component of net realized and unrealized gain/(loss) on investments on the Consolidated Statements of Operations.

ICTI generally differs from net investment income for financial reporting purposes due to temporary and permanent differences in the recognition of income and expenses. The Company may be required to recognize ICTI in certain circumstances in which it does not receive cash. For example, if the Company holds debt obligations that are treated under applicable tax rules as having original issue discount ("OID"), the Company must include in ICTI each year a portion of the OID that accrues over the life of the obligation, regardless of whether cash representing such income is received by the Company in the same taxable year. The Company may also have to include in ICTI other amounts that it has not yet received in cash, such as PIK interest income. Because any OID or other amounts accrued will be included in the Company’s ICTI for the year of accrual, the Company may be required to make a distribution to its stockholders in order to satisfy the minimum distribution requirements, even though the Company will not have received and may not ever receive any corresponding cash amount. ICTI also excludes net unrealized appreciation or depreciation, as investment gains or losses are not included in taxable income until they are realized.

Although the Company files federal and state tax returns, the Company's major tax jurisdiction is the United States federal jurisdiction. The Company’s federal and state tax returns for the prior three fiscal years remain open, subject to examination by the Internal Revenue Service.

The Company accounts for income taxes in conformity with ASC Topic 740 - Income Taxes (“ASC 740”). ASC 740 provides guidelines for how uncertain tax positions should be recognized, measured, presented and disclosed in financial statements. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions deemed to meet the “more-likely-than-not” threshold would be recorded as a tax benefit or expense in the current period. The Company recognizes interest and penalties, if any, related to unrecognized tax benefits as income tax expense in the Consolidated Statements of Operations. There were no interest or penalties due to material uncertain income tax positions at December 31, 2019, 2018 and 2017.

Permanent differences between ICTI and net investment income for financial reporting purposes are reclassified among capital accounts in the financial statements to reflect their tax character. During the years ended December 31, 2019, 2018 and 2017, the Company reclassified for book purposes amounts arising from permanent book/tax differences related to reversal of subsidiary blocker level dividends, and non-deductible excise tax paid.

	As of December 31,
	2019	2018	2017
Capital in excess of par value	$14,070,485	$2,281,761	$(3,062,466)
Total distributable earnings/(loss)	(14,070,485)	(2,281,761)	3,062,466

The following table reflects, for U.S. federal income tax purposes, the sources of the cash distributions that the Company has paid on its common stock during the years ended December 31, 2019, 2018 and 2017:

	2019		2018		2017
Source of Distribution	Distribution Amount	Percentage	Distribution Amount	Percentage	Distribution Amount	Percentage
Ordinary income	$38,237,797	59.6%	$62,256,547	100.0%	$61,549,954	100.0%
Return of Capital	$25,924,607	40.4%	$—	—%	$—	—%
Distributions on a tax basis:	$64,162,404	100.0%	$62,256,547	100.0%	$61,549,954	100.0%

For U.S. federal income tax purposes, the aggregate cost of investments owned as of December 31, 2019, 2018 and 2017 was $795,136,133, $1,010,325,183 and $1,126,729,528, respectively. For the year ended December 31, 2019, gross unrealized appreciation and depreciation for U.S. federal income tax purposes were $13,220,556 and $132,732,759, respectively, resulting in net unrealized depreciation of $119,512,203. For the year ended December 31, 2018, gross unrealized appreciation and depreciation for U.S. federal income tax purposes were $11,096,251 and $97,940,672, respectively, resulting in net unrealized depreciation of $86,844,421. For the year ended December 31, 2017, gross unrealized appreciation and depreciation for U.S. federal income tax purposes were $13,026,716 and $75,647,154, respectively, resulting in net unrealized depreciation of $62,620,438.

The following table shows the components of distributable earnings on a tax basis which includes temporary and other book/tax differences, primarily relating to wash sales, passive foreign investment company un-reversed inclusions, partnership basis adjustments, defaulted bond income accruals, upfront fees remaining to be amortized, outstanding loan fees, basis adjustments outstanding on controlled foreign corporations and open TRS swap marked to market as of December 31, 2019, 2018 and 2017:

	2019	2018	2017
Ordinary income	$—	$377,319	$9,915,144
Other temporary differences	—	—	—
Short term capital loss carryover	(21,992,433)	(11,404,648)	(9,397,818)
Long term capital loss carryover	(136,948,241)	(98,932,911)	(41,394,155)
Unrealized appreciation (depreciation)	(119,666,572)	(86,757,821)	(62,825,288)
Components of tax distributable earnings at year end	$(278,607,246)	$(196,718,061)	$(103,702,117)

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

Recent Accounting Pronouncements
On June 16, 2016, the FASB issued ASU 2016-13, "Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments." This ASU is intended to introduce new guidance for the accounting for credit losses on instruments within scope based on an estimate of current expected credit losses. The guidance will be effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019, with early adoption permitted. The Company does not expect the adoption of ASU 2016-13 to have a material impact on its financial statements

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (“ASU 2018-13”) (Topic 820) - Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement. ASU 2018-13 eliminates, adds and modifies certain disclosure requirements for fair value measurements. This guidance is effective for the Company on January 1, 2020 and early adoption is permitted. The Company does not expect the adoption of ASU 2018-13 to have a material impact on its financial statements.
Note 3. Investments

The following table shows the amortized cost and the fair value of the Company’s portfolio investments as of December 31, 2019:

	Amortized Cost	Percentage	Fair Value	Percentage
Senior secured first lien term loans	$382,580,269	48.0%	$328,816,197	48.7%
Senior secured second lien term loans	157,794,323	19.8	122,817,885	18.2
Senior secured first lien notes	15,217,625	1.9	14,354,825	2.1
Subordinated notes	70,422,851	8.8	63,021,420	9.3
Sierra Senior Loan Strategy JV I LLC	92,050,000	11.5	68,434,389	10.1
Equity/warrants	79,968,093	10.0	78,179,214	11.6
Total	$798,033,161	100.0%	$675,623,930	100.0%

The following table shows the amortized cost and the fair value of the Company’s portfolio investments as of December 31, 2018:

	Amortized Cost	Percentage	Fair Value	Percentage
Senior secured first lien term loans	$532,302,573	52.9%	$479,593,279	52.0%
Senior secured second lien term loans	174,258,971	17.3	169,923,547	18.4
Senior secured first lien notes	37,930,308	3.8	35,495,093	3.8
Subordinated notes	77,930,062	7.7	66,187,857	7.2
Sierra Senior Loan Strategy JV I LLC	92,050,000	9.2	82,515,860	8.9
Equity/warrants	91,194,948	9.1	89,765,126	9.7
Total	$1,005,666,862	100.0%	$923,480,762	100.0%

The following table shows the composition of the Company’s portfolio investments by industry classification at amortized cost and fair value as of December 31, 2019:

	Amortized Cost	Percentage	Fair Value	Percentage
Multi-Sector Holdings	$161,308,341	20.2%	$130,278,650	19.2%
High Tech Industries	86,735,849	10.8	81,531,661	12.1
Services: Business	131,560,449	16.5	81,285,736	12.0
Healthcare & Pharmaceuticals	59,511,718	7.5	57,374,851	8.5
Banking, Finance, Insurance & Real Estate	45,286,982	5.7	52,049,297	7.7
Construction & Building	42,797,402	5.4	39,865,739	5.9
Wholesale	34,519,910	4.3	35,186,289	5.2
Aerospace & Defense	34,876,226	4.4	34,475,020	5.1
Consumer Goods: Durable	21,962,500	2.8	24,214,089	3.6
Hotel, Gaming & Leisure	21,373,829	2.7	21,365,163	3.2
Automotive	22,312,149	2.8	19,861,655	2.9
Containers, Packaging & Glass	16,263,768	2.0	15,655,179	2.3
Transportation: Cargo	12,734,167	1.6	12,771,231	1.9
Energy: Oil & Gas	21,692,260	2.7	10,007,469	1.5
Chemicals, Plastics & Rubber	10,090,722	1.3	9,505,614	1.4
Media: Diversified & Production	14,279,258	1.8	9,493,583	1.4
Forest Products & Paper	6,455,137	0.8	7,182,914	1.1
Transportation: Consumer	6,966,133	0.9	6,877,180	1.0
Capital Equipment	6,778,258	0.8	6,537,927	1.0
Environmental Industries	5,021,241	0.6	6,414,400	0.9
Consumer Goods: Non-durable	4,912,500	0.6	4,721,895	0.7
Metals & Mining	3,257,979	0.4	3,258,022	0.5
Media: Broadcasting & Subscription	10,408,142	1.3	2,163,218	0.3
Retail	8,304,830	1.0	1,846,648	0.3
Media: Advertising, Printing & Publishing	8,623,411	1.1	1,700,500	0.3
Total	$798,033,161	100.0%	$675,623,930	100.0%

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
See the Consolidated Schedule of Investments for industry classifications of the underlying TRS reference assets as of December 31, 2018.
The following table shows the composition of the Company’s portfolio investments by geography classification at fair value as of December 31, 2019 and 2018:

	December 31, 2019		December 31, 2018
Geography	Fair Value	Percentage	Fair Value	Percentage
United States	$613,779,669	90.8%	$853,885,729	92.1%
Cayman Islands	61,844,261	9.2	65,235,477	7.1
Canada	—	—	4,359,556	0.8
Total	$675,623,930	100.0%	$923,480,762	100.0%

Transactions with Controlled/Affiliated Companies
During the years ended December 31, 2019 and 2018, the Company had investments in portfolio companies designated as controlled/affiliated investments under the 1940 Act. Transactions with controlled/affiliated investments were as follows:

Name of Investment(3)	Type of Investment	Fair Value at December 31, 2018	Purchases/ (Sales) of Investments	Transfers In/(Out) of Investments	Net change in unrealized appreciation/ (depreciation)	Realized Gain/(Loss)	Fair Value at December 31, 2019	Income Earned
1888 Industrial Services, LLC	Revolving Credit Facility	$943,344	$239,750	$—	$—	$—	$1,183,094	$92,014
	Senior Secured First Lien Term Loan	3,144,481	171,093	—	—	—	3,315,574	240,273
	Senior Secured First Lien Term Loan	6,005,623	(206,393)	—	(3,685,613)	—	2,113,617	—
	Senior Secured First Lien Term Loan	—	416,940	—	—	—	416,940	15,206
	Senior Secured First Lien Term Loan	—	79,986				79,986	1,617
	Senior Secured First Lien Term Loan	—	288,300				288,300	4,757
	Membership Units	—	—	—	—	—	—	—
Access Media Holdings, LLC	Senior Secured First Lien Term Loan	5,141,747	35,935	—	(2,926,264)	—	2,251,418	—
	Common Stock	—	—	—	—	—	—	—
	Preferred Equity	—	—	—	—	—	—	—
	Preferred Equity	—	—	—	—	—	—	—
	Preferred Equity	(88,200)	—	—	—	—	(88,200)	—
Caddo Investors Holdings 1 LLC	Equity	5,186,935	54,619	—	523,699	—	5,765,253	—
Capstone Nutrition, Inc.	Senior Secured First Lien Term Loan	9,524,176	(1,413,538)		6,128,103	(14,238,741)	—	2,776,469
	Senior Secured First Lien Delayed Draw Term Loan	4,282,981	(635,662)	—	2,985,858	(6,633,177)	—	1,248,566
	Senior Secured First Lien Incremental Delayed Draw Term Loan	1,745,510	(1,745,510)	—	—	—	—	319,581
	Common Stock	—	—	—	9	(9)	—	—
	Common Stock	—	—	—	—	—	—	—
	Common Stock	—	—	—	300,002	(300,002)	—	—
Charming Charlie LLC	Senior Secured First Lien Term Loan	3,121,470	—	—	(3,121,470)	—	—	—
	Senior Secured First Lien Term Loan	1,515,547	—	—	(1,515,547)	—	—	—
	Senior Secured First Lien Term Loan	182,617	(31,975)	—	(37,661)	—	112,981	41,702
	Senior Secured First Lien Term Loan	—	837,367	—	(209,342)	—	628,025	—
	Common Stock	—	—	—	—	—	—	—
Dynamic Energy Services International LLC	Revolving Credit Facility	—	(246,677)	246,677	—	—	—	60,352

Name of Investment(3)	Type of Investment	Fair Value at December 31, 2018	Purchases/ (Sales) of Investments	Transfers In/(Out) of Investments	Net change in unrealized appreciation/ (depreciation)	Realized Gain/(Loss)	Fair Value at December 31, 2019	Income Earned
	Senior Secured First Lien Term Loan	—	—	9,828,831	(3,756,594)	(5,379,806)	692,431	—
	Equity	—	—	—	—	—	—	—
Kemmerer Operations, LLC	Senior Secured First Lien Term Loan	—	461,035	—	—	—	461,035	54,448
	Senior Secured First Lien Delayed Draw Term Loan	—	1,834,227	—	—	—	1,834,227	140,076
	Equity	—	962,717	—	43	—	962,760	—
MCM 500 East Pratt Holdings, LLC	Equity	5,000,000	—	—	2,350,000	—	7,350,000	550,881
MCM Capital Office Park Holdings LLC	Equity	12,499,125	—	—	(724,125)	—	11,775,000	455,649
Medley Chiller Holdings LLC	Equity	9,098,157	(20,835,204)	—	(470,657)	12,207,704	—	557,697
Nomida LLC(1)	Equity	989,820	(771,420)	—	1,299,940	(1,518,340)	—	—
Sierra Senior Loan Strategy JV I LLC(2)	Equity	82,515,860	—	—	(14,081,471)	—	68,434,389	7,612,500
TwentyEighty, Inc.	Senior Secured First Lien Term Loan	6,975,035	(6,975,035)	—	—	—	—	425,894
	Senior Secured First Lien Term Loan	6,497,461	(6,521,105)	—	(91,097)	114,741	—	631,186
	Senior Secured First Lien Term Loan	319,870	(322,723)	—	2,102	751	—	18,846
	Senior Secured First Lien Term Loan	—	—	—	—	—	—	1,780
	Equity	404,943	(6,652,221)	—	239,654	6,652,221	644,597	—
Total		$165,006,502	$(40,975,494)	$10,075,508	$(16,790,432)	$(9,094,658)	$108,221,427	$15,249,494

Name of Investment(3)	Type of Investment	Fair Value at December 31, 2017	Purchases/ (Sales) of Investments	Transfers In/(Out) of Investments	Net change in unrealized appreciation/ (depreciation)	Realized Gain/(Loss)	Fair Value at December 31, 2018	Income Earned
1888 Industrial Services, LLC	Senior Secured First Lien Term Loan	$188,669	$754,675	$—	$—	$—	$943,344	$63,619
	Senior Secured First Lien Term Loan	3,144,481	—	—	—	—	3,144,481	228,910
	Senior Secured First Lien Term Loan	7,078,964	956,205	—	(2,029,546)	—	6,005,623	777,325
	Membership Units	—	—	—	—	—	—	—
Access Media Holdings, LLC	Senior Secured First Lien Term Loan	7,390,587	31,820	—	(2,280,660)	—	5,141,747	—
	Common Stock	—	—	—	—	—	—	—
	Preferred Equity	—	—	—	—	—	—	—
	Preferred Equity	—	—	—	—	—	—	—
	Preferred Equity	130,200	383,600	—	(602,000)	—	(88,200)	—
Caddo Investors Holdings 1 LLC	Equity	—	4,972,863	—	214,072	—	5,186,935	55,243
Capstone Nutrition, Inc.	Senior Secured First Lien Term Loan	12,042,301	32,381	—	(2,550,506)	—	9,524,176	—
	Senior Secured First Lien Term Loan	5,210,693	399,652	—	(1,327,364)	—	4,282,981	—
	Senior Secured First Lien Term Loan	—	1,745,510	—	—	—	1,745,510	263,298
	Common Stock	—	—	—	—	—	—	—
	Common Stock	—	—	—	—	—	—	—
	Common Stock	—	—	—	—	—	—	—
Charming Charlie LLC	Senior Secured First Lien Term Loan	—	3,121,470	—	—	—	3,121,470	267,004
	Senior Secured First Lien Term Loan	—	2,737,658	—	(1,222,111)	—	1,515,547	323,379
	Senior Secured First Lien Term Loan	—	182,617	—	—	—	182,617	9,740
	Common Stock		—	—	—	—	—	—
MCM 500 East Pratt Holdings, LLC	Equity	455,871	4,544,129	—	—	—	5,000,000	628,583
MCM Capital Office Park Holdings LLC	Equity	7,500,000	—	—	4,999,125	—	12,499,125	389,610
Medley Chiller Holdings LLC	Equity	—	8,627,500	—	470,657	—	9,098,157	164,050
Nomida LLC(1)	Senior Secured First Lien Term Loan	2,935,000	(2,935,000)	—	—	—	—	—
	Equity	5,400,000	(3,110,240)	—	(1,299,940)	—	989,820	—
Sierra Senior Loan Strategy JV I LLC(2)	Equity	79,515,513	12,233,750	—	(9,233,403)	—	82,515,860	8,225,000
TwentyEighty, Inc.	Senior Secured First Lien Term Loan	6,696,055	278,980	—	—	—	6,975,035	551,697
	Senior Secured First Lien Term Loan	5,501,849	779,215	—	216,397	—	6,497,461	577,907
	Senior Secured First Lien Term Loan	3,098,085	(2,770,720)	—	(15,689)	8,194	319,870	187,210
	Equity	—	—	—	404,943	—	404,943	—
Total		$146,288,268	$32,966,065	$—	$(14,256,025)	$8,194	$165,006,502	$12,712,575

(1)
Nomida LLC ("Nomida") is a non-public real estate investment formed by the Company to purchase and develop a residential property. The Company is the sole equity shareholder of Nomida and has provided 100% of the debt financing to the entity. The Company is Nomida’s sole member responsible for Nomida’s daily operations. In addition, the Chief Financial Officer and Secretary of the Company also serves as President of Nomida. The assets of Nomida are comprised of a residential development property in the city of Chicago, IL and the proceeds of the loan from the Company; the liabilities of Nomida consist of the loan payable to the Company. As of December 31, 2019, the investment has been realized.

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

(3)	The par amount and additional detail are shown in the consolidated schedules of investments

Purchases/(sales) of investments in controlled affiliates are included in the purchases and sales presented on the Consolidated Statements of Cash Flows for the year ended December 31, 2019. Transfers in/(out) of control/affiliates represents the fair value for the month an investment became or was removed as a controlled/affiliated investment. Income received from controlled/affiliates is included in total investment income on the Consolidated Statements of Operations for the years ended December 31, 2019 and 2018.
In connection with certain of the Company’s investments, the Company receives warrants which are obtained for the objective of increasing the total investment returns and are not held for hedging purposes. For the years ended December 31, 2019 and 2018, the total fair value of warrants were $21,469 and $971,561, respectively, and were included in investments at fair value on the Consolidated Statements of Assets and Liabilities. Total realized and change in unrealized gains/(losses) related to warrants for the years ended December 31, 2019 and 2018, were $75,922 and $283,449, respectively and were recorded on the Consolidated Statements of Operations in those accounts. The warrants are received in connection with individual investments and are not subject to master netting arrangements.
As of December 31, 2019, the Company held investments it has made directly to 62 investee companies with aggregate principal amounts of $643.5 million. As of December 31, 2018, the Company held investments it has made directly to 74 investee companies with aggregate principal amounts of $917.0 million. During the years ended December 31, 2019 and 2018, the Company made 65 and 94 investments to investee companies, respectively, with aggregate principal amounts of $167.8 million and $232.7 million, respectively. The details of the Company’s investments have been disclosed on the consolidated schedule of investments as well as in Note 4.
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

As of December 31, 2019 and 2018, Sierra JV had total capital commitments of $116 million, with the Company providing $101.5 million and GALIC providing $14.5 million. Approximately, $105.2 million was funded as of December 31, 2019 and 2018, relating to these commitments, of which $92.1 million was from the Company. The Company does not have the right to withdraw any of their respective capital commitment, unless in connection with a transfer of its membership interests. The Company may transfer full membership interests as long as it is approved by all members and transferred in a transaction exempt from the registration requirements of the Securities Act of 1933, as amended, or applicable state securities laws.

As of December 31, 2019 and 2018, Sierra JV had a $250 million senior secured revolving credit facility (the "JV Facility") with Deutsche Bank, AG, New York Branch ("DB"). The JV Facility bears interest at a rate of LIBOR (with no minimum) plus 2.50% per annum. On March 29, 2019, Sierra JV amended the Credit Facility and extended the reinvestment period. On March 29, 2019, the JV Facility reinvestment period was extended to June 28, 2019 from March 30, 2019. On June 28, 2019, the JV Facility reinvestment period was further extended to October 28, 2019. On October 28, 2019, the JV Facility reinvestment period was further extended from October 28, 2019 to March 31, 2020 while the interest rate was modified from bearing an interest rate of LIBOR (with no minimum) + 2.50% per annum to LIBOR (with no minimum) + 2.75% per annum. The final maturity date is March 30, 2022 and is secured substantially by all of Sierra JV's assets, subject certain exclusions set forth in the Credit Facility. As of December 31, 2019 and 2018, there was $204.9 million outstanding under the JV Facility.

The following table shows a summary of Sierra JV's portfolio as of December 31, 2019 and 2018:

	December 31, 2019	December 31, 2018
Senior secured loans(1)	$255,853,296	$284,070,735
Weighted average current interest rate on senior secured loans(2)	6.86%	7.61%
Number of borrowers in the Sierra JV	60	58
Investments at fair value	$238,316,936	$277,168,454
Largest loan to a single borrower(1)	$10,826,856	$11,058,001
Total of five largest loans to borrowers(1)	$43,344,178	$48,114,884

(1)	At par value.

(2)	Computed as the (a) annual stated interest rate on accruing senior secured loans, divided by (b) total senior secured loans at principal amount.

The following is a listing of the individual investments in Sierra JV's portfolio as of December 31, 2019:

Company	Industry	Type of Investment	Maturity	Par Amount	Cost	Fair Value(1)
4Over International, LLC	Media: Advertising, Printing & Publishing	Senior Secured First Lien Term Loan (LIBOR + 6.00%, 1.00% LIBOR Floor)(1)	6/7/2022	$10,826,856	$10,826,856	$10,648,215
Acrisure, LLC	Banking, Finance, Insurance & Real Estate	Senior Secured First Lien Term Loan (LIBOR + 4.25%, 1.00% LIBOR Floor)(4)	11/22/2023	3,182,966	3,183,838	3,187,103
Brightspring Health Services	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loan (LIBOR + 4.50%)(2)	3/5/2026	3,980,000	3,933,275	3,998,905
Callaway Golf Company	Consumer Goods: Durable	Senior Secured First Lien Term Loan (LIBOR + 4.50%, 1.00% LIBOR Floor)(2)	1/4/2026	2,766,749	2,720,217	2,794,418
Cambrex Corporation	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loan (LIBOR + 5.00%, 1.00% LIBOR Floor)(2)	12/4/2026	4,000,000	3,920,721	3,920,000
Cardenas Markets LLC	Retail	Senior Secured First Lien Term Loan (LIBOR + 5.75%, 1.00% LIBOR Floor)(2)	11/29/2023	6,305,000	6,269,750	6,195,293
CHA Consulting, Inc.	Construction & Building	Senior Secured First Lien Term Loan (LIBOR + 4.50%, 1.00% LIBOR Floor)(4)	4/10/2025	1,350,672	1,345,582	1,347,565
CHA Consulting, Inc.	Construction & Building	Senior Secured First Lien Term Loan (LIBOR + 4.50%, 1.00% LIBOR Floor)(4)(6)	4/10/2025	597,000	597,000	595,627
Covenant Surgical Partners, Inc.	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loan (LIBOR + 4.00%)(2)(6)	7/1/2026	4,987,500	4,941,073	4,942,594
CT Technologies Intermediate Holdings, Inc.	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loan (LIBOR + 4.25%, 1.00% LIBOR Floor)(2)	12/1/2021	4,121,112	4,064,756	3,878,791
Directbuy Home Improvement, Inc.	Retail	Senior Secured First Lien Term Loan (LIBOR + 6.50%, 1.00% LIBOR Floor)(2)	6/20/2022	274,413	274,413	274,413
Directbuy Home Improvement, Inc.	Retail	Common Stock - 201,591 shares(7)		201,591	79,237	64,509
Envision Healthcare Corporation	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loan (LIBOR + 3.75%, 1.00% LIBOR Floor)(2)	10/10/2025	1,955,250	1,896,560	1,666,264
GC EOS Buyer, Inc.	Automotive	Senior Secured First Lien Term Loan (LIBOR + 4.50%, 1.00% LIBOR Floor)(2)	8/1/2025	3,436,387	3,392,804	3,340,511
GK Holdings, Inc.	Services: Business	Senior Secured First Lien Term Loan (LIBOR + 6.00%, 1.00% LIBOR Floor)(4)	1/20/2021	3,905,952	3,900,993	3,241,940
Glass Mountain Pipeline Holdings, LLC	Energy: Oil & Gas	Senior Secured First Lien Term Loan (LIBOR + 4.50%, 1.00% LIBOR Floor)(2)	12/23/2024	4,887,938	4,874,842	4,286,232
Golden West Packaging Group LLC	Forest Products & Paper	Senior Secured First Lien Term Loan (LIBOR + 5.75%, 1.00% LIBOR Floor)(2)	6/20/2023	4,121,837	4,121,837	4,092,984

Company	Industry	Type of Investment	Maturity	Par Amount	Cost	Fair Value(1)
High Ridge (DIP Term Loan)	Consumer Goods: Non-Durable	Senior Secured First Lien Term Loan (LIBOR + 7.00%, 1.00% LIBOR Floor)(7)(8)	4/18/2020	143,852	139,187	143,852
High Ridge Brands Co.	Consumer Goods: Non-Durable	Senior Secured First Lien Term Loan (LIBOR + 7.00%, 1.00% LIBOR Floor)(2)(4)	6/30/2022	3,031,250	3,011,569	1,312,531
Highline Aftermarket Acquisitions, LLC	Automotive	Senior Secured First Lien Term Loan (LIBOR + 3.50%, 1.00% LIBOR Floor)(2)	4/26/2025	4,055,882	4,045,615	3,660,434
Infogroup, Inc.	Services: Business	Senior Secured First Lien Term Loan (LIBOR + 5.00%, 1.00% LIBOR Floor)(4)	4/3/2023	4,862,500	4,835,906	4,704,955
Intermediate LLC	High Tech Industries	Senior Secured First Lien Term Loan (LIBOR + 4.00%, 1.00% LIBOR Floor)(2)	7/1/2026	2,743,125	2,726,710	2,729,409
Isagenix International, LLC	Wholesale	Senior Secured First Lien Term Loan (LIBOR + 5.75%, 1.00% LIBOR Floor)(4)	6/16/2025	2,750,063	2,737,896	1,924,494
Jordan Health Products I, Inc.	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loan (LIBOR + 5.00%, 1.00% LIBOR Floor)(2)	5/15/2025	5,168,658	5,107,272	3,721,434
Keystone Acquisition Corp.	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loan (LIBOR + 5.25%, 1.00% LIBOR Floor)(4)	5/1/2024	6,146,978	6,075,006	5,993,304
KNB Holdings Corporation	Consumer Goods: Durable	Senior Secured First Lien Term Loan (LIBOR + 5.50%, 1.00% LIBOR Floor)(4)	4/26/2024	4,839,315	4,779,469	3,629,970
Liasion Acquisition, LLC	High Tech Industries	Senior Secured First Lien Term Loan (LIBOR + 4.50%, 1.00% LIBOR Floor)(4)	12/20/2026	6,500,000	6,483,801	6,483,750
LifeMiles Ltd.	Services: Consumer	Senior Secured First Lien Term Loan (LIBOR + 5.50%, 1.00% LIBOR Floor)(2)	8/18/2022	4,684,602	4,671,137	4,614,801
Manna Pro Products, LLC	Consumer Goods: Non-Durable	Senior Secured First Lien Term Loan (LIBOR + 6.00%, 1.00% LIBOR Floor)(2)	12/8/2023	3,021,667	3,021,667	2,904,426
Manna Pro Products, LLC	Consumer Goods: Non-Durable	Senior Secured First Lien Term Loan (LIBOR + 6.00%, 1.00% LIBOR Floor)(2)	12/8/2023	613,583	613,583	589,776
MediaOcean	Media: Advertising, Printing & Publishing	Senior Secured First Lien Term Loan (LIBOR + 4.00%, 1.00% LIBOR Floor)(2)	8/18/2025	1,750,000	1,745,688	1,745,625
NGS US Finco, LLC	Capital Equipment	Senior Secured First Lien Term Loan (LIBOR + 4.25%, 1.00% LIBOR Floor)(2)	10/1/2025	2,970,000	2,958,188	2,968,218
Northern Star Industries, Inc.	Capital Equipment	Senior Secured First Lien Term Loan (LIBOR + 4.50%, 1.00% LIBOR Floor)(4)	3/28/2025	4,175,625	4,159,917	4,049,521
Nuvei Technologies Corp.	Banking, Finance, Insurance & Real Estate	Senior Secured First Lien Term Loan (LIBOR + 5.00%, 1.00% LIBOR Floor)(2)	9/29/2025	975,269	975,269	980,145
Nuvei Technologies Corp.	Banking, Finance, Insurance & Real Estate	Senior Secured First Lien Term Loan (LIBOR + 5.00%, 1.00% LIBOR Floor)(2)	9/29/2025	4,826,747	4,785,934	4,850,881
Nuvei Technologies Corp.	Banking, Finance, Insurance & Real Estate	Senior Secured First Lien Term Loan (LIBOR + 5.00%, 1.00% LIBOR Floor)(2)	9/29/2025	707,074	707,074	710,609
Offen, Inc.	Transportation: Cargo	Senior Secured First Lien Term Loan (LIBOR + 5.00%)(4)(6)	6/22/2026	3,654,204	3,620,287	3,654,204
Patriot Rail Company LLC	Transportation: Cargo	Senior Secured First Lien Term Loan (LIBOR + 5.25%, 1.00% LIBOR Floor)(4)	10/19/2026	1,750,000	1,715,946	1,715,000
Peraton Corp.	Aerospace and Defense	Senior Secured First Lien Term Loan (LIBOR + 5.25%, 1.00% LIBOR Floor)(2)	4/29/2024	3,397,727	3,387,186	3,380,739
PetroChoice Holdings, Inc.	Chemicals, Plastics and Rubber	Senior Secured First Lien Term Loan (LIBOR + 5.00%, 1.00% LIBOR Floor)(4)	8/19/2022	6,822,978	6,807,103	6,473,642

Company	Industry	Type of Investment	Maturity	Par Amount	Cost	Fair Value(1)
Plaskolite PPC Intermediate II LLC	Chemicals, Plastics and Rubber	Senior Secured First Lien Term Loan (LIBOR + 4.25%, 1.00% LIBOR Floor)(4)	12/15/2025	3,217,500	3,164,435	2,984,231
Port Townsend Holdings Company, Inc.	Forest Products & Paper	Senior Secured First Lien Term Loan (LIBOR + 4.75%, 1.00% LIBOR Floor)(2)	4/3/2024	3,034,160	3,012,438	2,883,970
PT Network, LLC	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loan (LIBOR + 5.50%, 1.00% LIBOR Floor, 2% PIK)(4)(9)	11/30/2023	4,439,284	4,198,393	4,150,286
PT Network, LLC	Healthcare & Pharmaceuticals	Class C Common Stock(7)		1	—	—
PVHC Holding Corp	Containers, Packaging and Glass	Senior Secured First Lien Term Loan (LIBOR + 4.75%, 1.00% LIBOR Floor)(4)(6)	8/5/2024	1,967,369	1,959,755	1,816,508
Quartz Holding Company	High Tech Industries	Senior Secured First Lien Term Loan (LIBOR + 4.00%, 1.00% LIBOR Floor)(2)	4/2/2026	6,466,253	6,444,757	6,433,922
RB Media, Inc.	Media: Diversified & Production	Senior Secured First Lien Term Loan (LIBOR + 4.50%, 1.00% LIBOR Floor)(2)	8/29/2025	5,431,250	5,387,100	5,431,250
Rough Country, LLC	Automotive	Senior Secured First Lien Term Loan (LIBOR + 3.50%, 1.00% LIBOR Floor)(2)	5/25/2023	4,698,652	4,684,364	4,651,666
Safe Fleet Holdings LLC	Automotive	Senior Secured First Lien Term Loan (LIBOR + 3.00%, 1.00% LIBOR Floor)(2)	2/3/2025	3,414,188	3,407,774	3,254,233
Safe Fleet Holdings LLC	Automotive	Senior Secured First Lien Term Loan (LIBOR + 3.75%, 1.00% LIBOR Floor)(2)	2/3/2025	1,332,506	1,291,776	1,271,344
Salient CRGT Inc.	High Tech Industries	Senior Secured First Lien Term Loan (LIBOR + 6.50%, 1.00% LIBOR Floor)(2)	2/28/2022	4,377,976	4,339,781	3,983,958
SCS Holdings I Inc.	Wholesale	Senior Secured First Lien Term Loan (LIBOR + 4.25%, 1.00% LIBOR Floor)(2)	7/1/2026	2,238,750	2,233,552	2,247,257
Shift4 Payments, LLC	Banking, Finance, Insurance & Real Estate	Senior Secured First Lien Term Loan (LIBOR + 4.50%, 1.00% LIBOR Floor)(4)	11/29/2024	9,800,000	9,765,521	9,831,360
Sierra Enterprises, LLC	Beverage & Food	Senior Secured First Lien Term Loan (LIBOR + 4.00%, 1.00% LIBOR Floor)(2)	11/11/2024	3,909,046	3,900,184	3,889,501
Simplified Logistics, LLC	Services: Business	Senior Secured First Lien Term Loan (LIBOR + 6.50%, 1.00% LIBOR Floor)(4)	2/27/2022	3,473,750	3,401,169	3,473,750
SMB Shipping Logistics, LLC	Transportation: Cargo	Senior Secured First Lien Term Loan (LIBOR + 4.00%, 1.00% LIBOR Floor)(5)	2/5/2024	1,462,048	1,451,196	1,451,521
Syniverse Holdings, Inc.	High Tech Industries	Senior Secured First Lien Term Loan (LIBOR + 5.00%, 1.00% LIBOR Floor)(2)	3/9/2023	2,927,601	2,908,826	2,762,191
The Imagine Group, LLC	Media: Advertising, Printing & Publishing	Senior Secured First Lien Term Loan (LIBOR + 4.75%, 1.00% LIBOR Floor)(2)	6/21/2022	7,780,000	7,740,720	2,650,646
The Octave Music Group, Inc.	Media: Diversified & Production	Senior Secured First Lien Term Loan (LIBOR + 4.75%, 1.00% LIBOR Floor)(2)	5/28/2021	4,337,289	4,337,289	4,332,085
ThoughtWorks, Inc.	High Tech Industries	Senior Secured First Lien Term Loan (LIBOR + 4.00%, 1.00% LIBOR Floor)(2)	10/11/2024	6,658,045	6,643,269	6,674,690
Tortoise Borrower LLC	Banking, Finance, Insurance & Real Estate	Senior Secured First Lien Term Loan (LIBOR + 3.50%, 1.00% LIBOR Floor)(2)	1/31/2025	2,431,688	2,422,832	2,416,611
United Road Services, Inc.	Transportation: Cargo	Senior Secured First Lien Term Loan (LIBOR + 5.75%, 1.00% LIBOR Floor)(2)	9/2/2024	3,729,999	3,717,259	3,468,899
Vero Parent, Inc.	High Tech Industries	Senior Secured First Lien Term Loan (LIBOR + 6.25%, 1.00% LIBOR Floor)(4)	8/16/2024	3,905,587	3,882,806	3,739,600

Company	Industry	Type of Investment	Maturity	Par Amount	Cost	Fair Value(1)
Wawona Delaware Holdings, LLC	Beverage & Food	Senior Secured First Lien Term Loan (LIBOR + 4.75%, 1.00% LIBOR Floor)(2)	9/11/2026	4,962,563	4,914,942	4,912,937
Wok Holdings Inc.	Retail	Senior Secured First Lien Term Loan (LIBOR + 6.50%, 1.00% LIBOR Floor)(5)	3/1/2026	6,600,125	6,549,669	5,321,681
Wrench Group LLC	Services: Consumer	Senior Secured First Lien Term Loan (LIBOR + 4.25%, 1.00% LIBOR Floor)(4)(6)	4/30/2026	2,220,094	2,203,372	2,205,275
Xebec Global Holdings, LLC	High Tech Industries	Senior Secured First Lien Term Loan (LIBOR + 5.25%, 1.00% LIBOR Floor)(4)	2/12/2024	8,114,342	8,114,342	8,094,056
Z Medica, LLC	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loan (LIBOR + 5.50%, 1.00% LIBOR Floor)(4)	9/29/2022	2,632,500	2,632,500	2,566,424
Total				$256,054,888	$254,165,185	$238,316,936

(1) All securities are valued using significant unobservable inputs, which are categorized as Level 3 assets under the definition of ASC 820 fair value hierarchy.
(2) The interest rate on these loans is subject to a base rate plus 1 Month (“1M”) LIBOR, which at December 31, 2019 was 1.76%. As the interest rate is subject to a minimum LIBOR floor, the prevailing rate in effect at December 31, 2019 was the base rate plus the LIBOR floor or 1M LIBOR.
(3) The interest rate on these loans is subject to a base rate plus 2 Month (“2M”) LIBOR, which at December 31, 2019 was 1.83%. As the interest rate is subject to a minimum LIBOR floor, the prevailing rate in effect at December 31, 2019 was the base rate plus the LIBOR floor or 2M LIBOR.
(4) The interest rate on these loans is subject to a base rate plus 3 Month (“3M”) LIBOR, which at December 31, 2019 was 1.91%. As the interest rate is subject to a minimum LIBOR floor, the prevailing rate in effect at December 31, 2019 was the base rate plus the LIBOR floor or 3M LIBOR.
(5) The interest rate on these loans is subject to a base rate plus 6 Month (“6M”) LIBOR, which at December 31, 2019 was 1.91%. As the interest rate is subject to a minimum LIBOR floor, the prevailing rate in effect at December 31, 2019 was the base rate plus the LIBOR floor or 6M LIBOR.
(6) Includes an analysis of the value of any unfunded loan commitments.
(7) Security is non-income producing.
(8) The investment was on non-accrual status as of December 31, 2019.
(9) Par amount includes accumulated paid-in-kind ("PIK") interest and is net of repayments.
The following is a listing of the individual investments in Sierra JV's portfolio as of December 31, 2018:

Company	Industry	Type of Investment	Maturity	Par Amount	Cost	Fair Value(1)
4Over International, LLC	Media: Advertising, Printing & Publishing	Senior Secured First Lien Term Loan LIBOR + 6.00% , 1.00% LIBOR Floor (2)	6/7/2022	$11,058,000	$11,058,000	$10,803,667
Acrisure, LLC	Banking, Finance, Insurance & Real Estate	Senior Secured First Lien Term Loan LIBOR + 4.25% , 1.00% LIBOR Floor (2)	11/22/2023	5,391,750	5,406,210	5,275,288
Avantor, Inc.	Wholesale	Senior Secured First Lien Term Loan LIBOR + 3.75% , 1.00% LIBOR Floor (2)	11/22/2024	5,694,738	5,640,336	5,505,104
BW NHHC Holdco Inc.	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loan LIBOR + 3.75% , 1.00% LIBOR Floor (2)	5/15/2025	5,221,132	5,147,587	5,081,727
Cardenas Markets LLC	Retail	Senior Secured First Lien Term Loan LIBOR + 5.75% , 1.00% LIBOR Floor (2)	11/29/2023	6,370,000	6,325,291	6,240,689
CD&R TZ Purchaser, Inc.	Services: Consumer	Senior Secured First Lien Term Loan LIBOR + 6.00% , 1.00% LIBOR Floor (4)	7/21/2023	6,350,272	6,287,883	6,094,356
CHA Consulting, Inc.	Construction & Building	Senior Secured First Lien Term Loans LIBOR + 4.50% , 1.00% LIBOR Floor (4)(6)	4/10/2025	1,364,384	1,358,254	1,360,973
Covenant Surgical Partners, Inc.	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loan LIBOR + 4.50% (4)(6)	10/4/2024	9,907,386	9,886,903	9,808,312
CT Technologies Intermediate Holdings, Inc.	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loan LIBOR + 4.25% , 1.00% LIBOR Floor (2)	12/1/2021	4,164,266	4,077,669	3,918,573
Deliver Buyer, Inc.	Capital Equipment	Senior Secured First Lien Term Loan LIBOR + 5.00% , 1.00% LIBOR Floor (2)	5/1/2024	530,639	529,418	530,640
Elite Comfort Solutions LLC.	Chemicals, Plastics & Rubber	Senior Secured First Lien Term Loan LIBOR + 6.50% , 1.00% LIBOR Floor (4)	1/15/2021	9,053,081	9,053,081	9,053,081

Company	Industry	Type of Investment	Maturity	Par Amount	Cost	Fair Value(1)
Envision Healthcare Corporation	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loan LIBOR + 3.75% , 1.00% LIBOR Floor (4)	10/10/2025	1,975,000	1,903,861	1,903,505
GC EOS Buyer, Inc.	Automotive	Senior Secured First Lien Term Loan LIBOR + 4.50% , 1.00% LIBOR Floor (2)	8/1/2025	2,182,031	2,161,444	2,138,391
GK Holdings, Inc.	Services: Business	Senior Secured First Lien Term Loan LIBOR + 6.00% , 1.00% LIBOR Floor (4)	1/20/2021	3,947,067	3,937,323	3,550,387
Glass Mountain Pipeline Holdings, LLC	Energy: Oil & Gas	Senior Secured First Lien Term Loan LIBOR + 4.50% , 1.00% LIBOR Floor (4)	12/23/2024	4,937,686	4,921,803	4,886,336
Golden West Packaging Group LLC	Forest Products & Paper	Senior Secured First Lien Term Loan LIBOR + 5.25% , 1.00% LIBOR Floor (2)	6/20/2023	7,227,034	7,227,034	7,227,034
High Ridge Brands Co.	Consumer Goods - Non-Durable	Senior Secured First Lien Term Loan LIBOR + 5.25% , 1.00% LIBOR Floor (4)	6/30/2022	3,046,875	3,019,176	2,808,914
Highline Aftermarket Acquisitions, LLC	Automotive	Senior Secured First Lien Term Loan LIBOR + 3.50% , 1.00% LIBOR Floor (2)	4/26/2025	4,097,059	4,084,725	3,976,605
InfoGroup, Inc	Services: Business	Senior Secured First Lien Term Loan LIBOR + 5.00% , 1.00% LIBOR Floor (4)	4/3/2023	4,912,500	4,877,385	4,843,725
Intermedia Holdings, Inc.	High Tech Industries	Senior Secured First Lien Term Loan LIBOR + 6.00% , 1.00% LIBOR Floor (4)	7/21/2025	4,000,000	3,962,225	3,992,000
Isagenix International, LLC	Wholesale	Senior Secured First Lien Term Loans LIBOR + 5.75% , 1.00% LIBOR Floor (4)	6/16/2025	2,900,624	2,885,432	2,864,077
Jackson Hewitt Tax Services Inc.	Services: Consumer	Senior Secured First Lien Term Loans LIBOR + 6.25% , 1.00% LIBOR Floor (2)	4/20/2023	5,962,500	5,962,500	5,962,500
Keystone Acquisition Corp.	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loan LIBOR + 5.25% , 1.00% LIBOR Floor (4)	5/1/2024	6,209,863	6,120,389	6,149,006
KNB Holdings Corporation	Consumer Goods: Durable	Senior Secured First Lien Term Loan LIBOR + 5.50% , 1.00% LIBOR Floor (4)	4/26/2024	4,967,510	4,891,868	4,868,159
LifeMiles Ltd.	Services: Consumer	Senior Secured First Lien Term Loan LIBOR + 5.50% , 1.00% LIBOR Floor (4)	8/18/2022	5,272,436	5,251,526	5,289,835
Loparex International B.V.	Containers, Packaging & Glass	Senior Secured First Lien Term Loans LIBOR + 4.25% , 1.00% LIBOR Floor (4)	4/11/2025	6,633,333	6,603,510	6,600,167
Manna Pro Products, LLC	Consumer Goods - Non-Durable	Senior Secured First Lien Term Loan LIBOR + 6.00% , 1.00% LIBOR Floor (2)(6)	12/8/2023	3,428,668	3,428,668	3,346,036
Midcoast Energy LLC	Energy: Oil & Gas	Senior Secured First Lien Term Loan LIBOR + 5.50% , 1.00% LIBOR Floor (4)	8/1/2025	5,486,250	5,434,568	5,321,663
New Media Holdings II LLC	Media: Advertising, Printing & Publishing	Senior Secured First Lien Term Loan LIBOR + 6.25% , 1.00% LIBOR Floor (2)	7/14/2022	3,539,854	3,530,822	3,522,155
NGS US Finco, LLC	Capital Equipment	Senior Secured First Lien Term Loans LIBOR + 4.25% , 1.00% LIBOR Floor (4)	10/1/2025	3,000,000	2,985,602	2,985,000
Northern Star Industries, Inc.	Capital Equipment	Senior Secured First Lien Term Loans LIBOR + 4.75% , 1.00% LIBOR Floor (4)	3/28/2025	4,218,125	4,199,230	4,098,330
Nuvei Technologies Corp.	Banking, Finance, Insurance & Real Estate	Senior Secured First Lien Term Loan LIBOR + 4.50% , 1.00% LIBOR Floor (2)	9/29/2025	6,394,823	6,342,533	6,330,876
Peraton Corp.	Aerospace and Defense	Senior Secured First Lien Term Loan LIBOR + 5.25% , 1.00% LIBOR Floor (4)	4/29/2024	3,432,576	3,419,467	3,374,908
PetroChoice Holdings, Inc.	Chemicals, Plastics & Rubber	Senior Secured First Lien Term Loan LIBOR + 5.00% , 1.00% LIBOR Floor (4)	8/19/2022	6,894,231	6,874,605	6,830,803

Company	Industry	Type of Investment	Maturity	Par Amount	Cost	Fair Value(1)
Plaskolite PPC	Chemicals, Plastics & Rubber	Senior Secured First Lien Term Loan LIBOR + 4.25% , 1.00% LIBOR Floor (4)	12/13/2025	3,250,000	3,185,563	3,185,000
Port Townsend Holdings Company, Inc.	Forest Products & Paper	Senior Secured First Lien Term Loans LIBOR + 4.75% , 1.00% LIBOR Floor (2)	4/3/2024	3,064,886	3,037,794	3,064,886
PT Network, LLC	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loan LIBOR + 5.50% , 1.00% LIBOR Floor (4)	11/30/2021	4,412,544	4,412,543	4,321,203
PVHC Holding Corp.	Containers, Packaging & Glass	Senior Secured First Lien Term Loan LIBOR + 4.75% , 1.00% LIBOR Floor (4)(6)	8/3/2024	1,987,293	1,977,928	1,977,356
Recorded Books, Inc.	Media: Diversified & Production	Senior Secured First Lien Term Loan LIBOR + 4.50% (4)	8/29/2025	5,486,250	5,433,782	5,431,388
Rough Country, LLC	Automotive	Senior Secured First Lien Term Loan LIBOR + 3.75% , 1.00% LIBOR Floor (2)	5/25/2023	6,079,627	6,055,700	6,018,830
Safe Fleet Holdings LLC	Automotive	Senior Secured First Lien Term Loan LIBOR + 3.00% , 1.00% LIBOR Floor (2)	2/3/2025	5,930,218	5,855,223	5,803,337
Salient CRGT Inc.	High Tech Industries	Senior Secured First Lien Term Loan LIBOR + 5.75% , 1.00% LIBOR Floor (2)	2/28/2022	4,502,976	4,445,538	4,528,643
SCS Holdings I Inc. (Sirius Computer	Wholesale	Senior Secured First Lien Term Loan LIBOR + 4.25% , 1.00% LIBOR Floor (2)	10/31/2022	5,062,626	5,043,215	5,006,432
Shift4 Payments, LLC	Banking, Finance, Insurance & Real Estate	Senior Secured First Lien Term Loan LIBOR + 4.50% , 1.00% LIBOR Floor (2)	11/29/2024	9,900,000	9,858,087	9,764,370
Sierra Enterprises, LLC	Beverage & Food	Senior Secured First Lien Term Loans LIBOR + 3.50% , 1.00% LIBOR Floor (2)	11/11/2024	5,198,833	5,184,552	5,133,328
SMB Shipping Logisitics, LLC	Transportation: Cargo	Senior Secured First Lien Term Loan LIBOR + 4.00% , 1.00% LIBOR Floor (4)	2/5/2024	2,487,342	2,464,380	2,474,905
Starfish Holdco, LLC	High Tech Industries	Senior Secured First Lien Term Loan LIBOR + 4.50% , 1.00% LIBOR Floor (2)	8/16/2024	3,945,138	3,917,156	3,891,878
Syniverse Holdings, Inc.	High Tech Industries	Senior Secured First Lien Term Loan LIBOR + 5.00% , 1.00% LIBOR Floor (2)	3/9/2023	3,965,013	3,931,611	3,752,488
The Imagine Group LLC	Media: Advertising, Printing & Publishing	Senior Secured First Lien Term Loan LIBOR + 4.75% , 1.00% LIBOR Floor (2)	6/21/2022	7,860,000	7,804,967	7,327,092
The KeyW Corporation	Aerospace and Defense	Senior Secured First Lien Term Loans LIBOR + 4.50% , 1.00% LIBOR Floor (2)	5/8/2024	2,697,675	2,685,199	2,684,186
The Octave Music Group, Inc.	Media: Diversified & Production	Senior Secured First Lien Term Loan LIBOR + 4.75% , 1.00% LIBOR Floor (2)	5/28/2021	4,382,706	4,382,706	4,376,570
ThoughtWorks, Inc.	High Tech Industries	Senior Secured First Lien Term Loan LIBOR + 4.00% , 1.00% LIBOR Floor (2)(6)	10/11/2024	5,723,121	5,710,431	5,652,726
Tortoise Borrower LLC	Banking, Finance, Insurance & Real Estate	Senior Secured First Lien Term Loan LIBOR + 3.50% , 1.00% LIBOR Floor (2)	1/31/2025	2,456,437	2,445,734	2,456,438
United Road Services, Inc	Transportation: Cargo	Senior Secured First Lien Term Loan LIBOR + 5.25% , 1.00% LIBOR Floor (2)	9/2/2024	3,850,000	3,834,040	3,826,900
Valence Surface Technologies, Inc.	Aerospace and Defense	Senior Secured First Lien Term Loan LIBOR + 5.50% , 1.00% LIBOR Floor (4)	6/13/2021	6,272,913	6,269,062	6,272,913
Xebec Global Holdings, LLC	High Tech Industries	Senior Secured First Lien Term Loan LIBOR + 5.50% , 1.00% LIBOR Floor (4)	2/12/2024	8,196,417	8,196,417	8,196,417
Z Gallerie, LLC	Retail	Senior Secured First Lien Term Loan LIBOR + 6.50% , 1.00% LIBOR Floor (4)(7)	10/8/2021	4,924,527	4,924,527	2,861,642

Company	Industry	Type of Investment	Maturity	Par Amount	Cost	Fair Value(1)
Z-Medica, LLC	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loan LIBOR + 5.50% , 1.00% LIBOR Floor (4)	9/29/2022	2,662,500	2,662,500	2,616,704
Total				$284,070,735	$282,514,983	$277,168,454

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

Below is certain summarized financial information for the Sierra JV as of December 31, 2019 and 2018, and for the years ended December 31, 2019 and 2018:

	December 31, 2019	December 31, 2018
Selected Consolidated Statement of Assets and Liabilities Information:
Investments in loans at fair value (Amortized cost of $254,165,185 and $282,514,983, respectively)	$238,316,936	$277,168,454
Cash and cash equivalents	44,019,523	20,494,190
Other assets	943,994	1,781,149
Total assets	$283,280,453	$299,443,793

Senior credit facility payable (net of deferred financing costs of $2,355,405 and $1,599,958, respectively)	202,544,595	203,300,042
Other liabilities	501,316	411,102
Interest payable	852,009	953,352
Total liabilities	$203,897,920	$204,664,496
Members’ capital	79,382,533	94,779,297
Total liabilities and members' capital	$283,280,453	$299,443,793

	Year ended December 31, 2019	Year ended December 31, 2018
Selected Consolidated Statement of Operations Information:
Total investment income	$21,204,043	$20,762,651
Total expenses	12,750,993	11,495,895
Net change in unrealized appreciation/(depreciation) of investments	(10,501,720)	(5,230,032)
Net realized gain/(loss) on investments	(4,648,094)	(4,743,903)
Net income	$(6,696,764)	$(707,179)

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
The following table presents the fair value measurements of the Company’s total investments, by major class according to the fair value hierarchy, as of December 31, 2019:

Type of Investment (1)	Level 1	Level 2	Level 3	Total
Asset
Senior secured first lien term loans	$—	$—	$328,816,197	$328,816,197
Senior secured first lien notes	—	—	14,354,825	14,354,825
Senior secured second lien term loans	—	—	122,817,885	122,817,885
Subordinated notes	—	—	63,021,420	63,021,420
Equity/warrants	33,892,511	—	38,521,450	72,413,961
Total	$33,892,511	$—	$567,531,777	$601,424,288
Investments measured at net asset value				$74,199,642
Total Investments, at fair value				$675,623,930

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

The following table provides a reconciliation of the beginning and ending balances for total investments that use Level 3 inputs for the year ended December 31, 2019:

	Senior Secured First Lien Term Loans	Senior Secured First Lien Notes	Senior Secured Second Lien Term Loans	Subordinated Notes	Equity/warrants	Total Return Swap	Total
Balance, December 31, 2018	$479,593,279	$30,752,993	$169,923,547	$66,187,857	$75,480,034	$(6,524,904)	$815,412,806
Purchases	112,049,559	—	10,788,902	7,404,438	1,029,185	—	131,272,084
Sales	(219,091,494)	(16,018,625)	(27,871,092)	(12,893,865)	(58,624,316)	—	(334,499,392)
Transfers in	—	—	—	—	—	—	—
Transfers out	—	—	—	—	—	—	—
Amortization of discount/(premium)	1,014,411	—	533,214	—	—	—	1,547,625
Paid-in-kind interest income	4,155,616	—	—	—	—	—	4,155,616
Net realized gains (losses)	(47,850,396)	(1,728,750)	84,328	(2,017,784)	22,262,427	—	(29,250,175)
Net change in unrealized appreciation/ (depreciation)	(1,054,778)	1,349,207	(30,641,014)	4,340,774	(1,625,880)	6,524,904	(21,106,787)
Balance, December 31, 2019	$328,816,197	$14,354,825	$122,817,885	$63,021,420	$38,521,450	$—	$567,531,777
Change in net unrealized appreciation/ (depreciation) in investments held as of December 31, 2019 (1)	$(30,821,525)	$50,697	$(31,255,286)	$1,462,084	$741,470	$—	$(59,822,560)

(1)	Amount is included in the related amount on investments and derivative instruments in the condensed Consolidated Statements of Operations.
Transfers between levels of the fair value hierarchy are reported at the beginning of the reporting period in which they occur. During the year ended December 31, 2019, the Company recorded no transfers from Level 3 to Level 2. During the year ended December 31, 2019, the Company recorded no transfers from Level 2 to Level 3.

The following table provides a reconciliation of the beginning and ending balances for total investments that use Level 3 inputs for the year ended December 31, 2018:

	Senior Secured First Lien Term Loans	Senior Secured First Lien Notes	Senior Secured Second Lien Term Loans	Subordinated Notes	Equity/warrants	Total Return Swap	Total
Balance, December 31, 2017	$567,414,544	$30,270,881	$231,837,617	$74,341,285	$65,754,315	$(5,354,868)	$964,263,774
Purchases	166,061,429	3,379,999	895,075	10,318,057	11,740,379	—	192,394,939
Sales	(204,459,451)	(1,893,250)	(61,857,608)	(7,423,019)	(3,230,900)	—	(278,864,228)
Transfers in		—	—	—	—	—	—
Transfers out	—	—	—	—	—	—	—
Amortization of discount/(premium)	1,052,131	6,859	696,440	—	—	—	1,755,430
Paid-in-kind interest income	3,098,538	—	1,177,193	—	—	—	4,275,731
Net realized gains (losses)	(40,787,945)	(868,224)	(17,767,049)	436,466	(1,220,691)	—	(60,207,443)
Net change in unrealized appreciation/ (depreciation)	(12,785,967)	(143,272)	14,941,879	(11,484,932)	2,436,931	(1,170,036)	(8,205,397)
Balance, December 31, 2018	$479,593,279	$30,752,993	$169,923,547	$66,187,857	$75,480,034	$(6,524,904)	$815,412,806
Change in net unrealized appreciation/(depreciation) in investments held as of December 31, 2018 (1)	$(45,857,095)	$(1,261,431)	$(3,491,362)	$(10,784,987)	$1,702,346	$(1,170,036)	$(60,862,565)

(1)	Amount is included in the related amount on investments and derivative instruments in the condensed Consolidated Statements of Operations

Transfers between levels of the fair value hierarchy are reported at the beginning of the reporting period in which they occur. During the year ended December 31, 2018, the Company recorded no transfers from Level 3 to Level 2 and no transfers from Level 2 to Level 3 due to due to a decrease in observable inputs in market data and no other transfers between levels.

The following table presents the quantitative information about Level 3 fair value measurements of the Company’s total investments, as of December 31, 2019:

Type of Investment	Fair Value	Valuation techniques	Unobservable input(1)	Range (weighted average)
Senior Secured First Lien Term Loans	$265,263,318	Income Approach (DCF)	Market Yield	6.11% - 19.47% (24.25%)
Senior Secured First Lien Term Loans	36,067,276	Market Approach (Guideline Comparable)/Income Approach (DCF)/ Enterprise Value Analysis	EBITDA Multiple Discount Rate Expected Proceeds	3.50x - 8.50x (6.28x) 17.75% - 19.50% (18.63%) $9.0M - $65.0M ($9.0M)
Senior Secured First Lien Term Loans	27,485,603	Recent Arms-Length Transaction	Recent Arms-Length Transaction	N/A
Senior Secured First Lien Notes	14,354,825	Income Approach (DCF)	Market Yield	10.94% - 65.06% (30.31%)
Senior Secured Second Lien Term Loan	112,179,645	Income Approach (DCF)	Market Yield	8.98% - 31.18% (11.67%)
Senior Secured Second Lien Term Loans	10,638,240	Market Approach (Guideline Comparable)/Income Approach (DCF)	EBITDA Multiple Expected Proceeds	4.50x - 123.75x (25.47x) $123.75 - $123.75 ($123.75)
Subordinated Notes	1,177,159	Market Approach (Guideline Comparable)/Income Approach (DCF) / Recent Arms-length transaction	EBITDA Multiple Discount Rate Recent Arms-length transaction	7.50x - 7.50x (7.50x) 13.00% - 13.00% (13.00%)
Subordinated Notes	61,844,261	Income Approach (DCF)	Discount Rate	9.40% - 23.00% (17.32%)
Equity	35,575,070	Market Approach (Guideline Comparable)/Income Approach (DCF)/Enterprise Value Analysis	Book Value Multiple EBITDA Multiple Capitalization Rate Discount Rate Expected Proceeds	$1.25x - $1.25 ($1.25) 3.50x - 10.00x (7.92x) 7.63% - 8.50% (8.16%) 9.90% - 21.25% (18.30%) $2.60M - $65.00M ($11.45M)
Equity	2,946,380	Recent Arms-Length Transaction	Recent Arms-Length Transaction	N/A
Total	$567,531,777

(1)	Represents the method used when the Company has determined that market participants would use such inputs when measuring the fair value of these investments.

The following table presents the quantitative information about Level 3 fair value measurements of the Company’s total investments, as of December 31, 2018:

Type of Investment	Fair Value	Valuation techniques	Unobservable input(1)	Range (weighted average)
Senior Secured First Lien Term Loan	$264,976,095	Income Approach (DCF)	Market yield	7.69% - 17.93% (10.66%)
Senior Secured First Lien Term Loan	87,515,822	Market Approach (Guideline Comparable)/Income Approach (DCF)/Enterprise Valuation Analysis	Revenue Multiple, EBITDA Multiple, Discount Rate, Expected Proceeds	1.35x - 1.35x (1.35x) / 3.50x-7.50x (6.14x) / 16.25% - 18.50% (17.34%) / $0.0M - $102.5M ($32.1M)
Senior Secured First Lien Term Loan	128,053,745	Recent Arms-length transaction	Recent Arms-length transaction	N/A
Senior Secured First Lien Notes	30,752,993	Income Approach (DCF)	Market Yield	12.31% - 28.86% (15.10%)
Senior Secured Second Lien Term Loan	153,447,349	Income Approach (DCF)	Market yield	9.34% - 17.63% (11.86%)
Senior Secured Second Lien Term Loan	9,776,992	Recent Arms-length transaction	Recent Arms-length transaction	N/A
Senior Secured Second Lien Term Loan	6,699,206	Market Approach (Guideline Comparable)/Income Approach (DCF)	EBITDA Multiple, Discount Rate	5.00x - 6.00x (5.50x) / 17.50% - 19.50% (18.50%)
Equity/warrants	46,183,711	Market Approach (Guideline Comparable)/Market Approach (Comparable Transactions)/ Option Model/Income Approach (DCF)/ Enterprise Valuation Analysis	Revenue Multiple, EBITDA Multiple, Book Value Multiple, Discount Rate, Volatility , Average List Price, Expected Proceeds	1.35x - 1.35x (1.35x) / 3.50x-13.50x (8.52x) / 12.50% - 21.25% (20.02%) / 50.00% - 50.00% (50.00%) / $1.1M - $1.1M ($1.1M) / 7.63% - 8.50% (8.25%) / 1.25x - 1.25x (1.25x) / $1.2M - $86.0M ($1.2M)
Equity/warrants	2,000,000	Recent Arms-length transaction	Recent Arms-length transaction	N/A
Equity/warrants	27,296,321	Income Approach (DCF)	Market Yield	13.31% - 18.90% (14.47%)
Subordinated Notes	63,437,676	Income Approach (DCF)	Discount Rate	13.00% - 25.00% (18.46%)
Subordinated Notes	1,797,800	Income Approach (DCF)	Market Yield	9.30%
Total	$821,937,710
TRS	(6,524,904)	Income Approach (DCF)	Market yield	5.17% - 62.21% (8.26%)
Total	$815,412,806

(1)	Represents the method used when the Company has determined that market participants would use such inputs when measuring the fair value of these investments.

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
Arbor was required to pay a minimum usage fee in connection with the TRS of 1.60% on the amount equal to 85% of the average daily unused portion of the maximum amount permitted under the TRS. Such minimum usage fee did not apply during the first 365 days and last 60 days of the term of the TRS. Arbor also paid Citibank customary fees in connection with the establishment and maintenance of the TRS. During the years ended December 31, 2019 and 2018, Arbor paid no minimum usage fees.
Arbor was required to initially cash collateralize a specified percentage of each loan (generally 20% to 30% of the market value of such loan) included under the TRS in accordance with margin requirements described in the TRS Agreement. As of December 31, 2018, Arbor had posted $27,000,000, respectively, in collateral to Citibank in relation to the TRS which is recorded on the Consolidated Statements of Assets and Liabilities as cash collateral on TRS. Arbor was restricted from removing the cash collateral posted to Citibank and was required to post additional collateral from time to time as a result of a decline in the mark-to-market value of the portfolio of loans subject to the TRS. The obligations of Arbor under the TRS Agreement were non-recourse to the Company and the Company’s exposure under the TRS Agreement was limited to the value of the Company’s investment in Arbor, which generally equaled the value of cash collateral provided by Arbor under the TRS Agreement.
In connection with the TRS, Arbor made customary representations and warranties and was required to comply with various covenants, reporting requirements and other customary requirements for similar transactions. In addition to customary events of default and termination events included in the form ISDA 2002 Master Agreement, the TRS Agreement contained the following termination events: (a) a failure to satisfy the portfolio criteria for at least 30 days; (b) a failure to post initial cash collateral or additional collateral as required by the TRS Agreement; (c) a default by Arbor or the Company with respect to indebtedness in an amount equal to or greater than the lesser of $10,000,000 and 2% of the Company’s NAV at such time; (d) a merger of Arbor or the Company meeting certain criteria; (e) the Company or Arbor amending their respective constituent documents to alter their investment strategy in a manner that has or could reasonably be expected to have a material adverse effect; and (f) SIC Advisors ceasing to be the investment manager of Arbor or to have authority to enter into transactions under the TRS Agreement on behalf of Arbor, and not being replaced by an entity reasonably acceptable to Citibank. As of December 31, 2019 and December 31, 2018, the Company did not have any derivatives with contingent features in net liability positions; therefore, if a trigger event had occurred, no amount would have been required to be posted by the Company.
The Company’s maximum credit risk exposure, as of December 31, 2019 and 2018, is $0 and $27,113,252, respectively, which is recorded on the Consolidated Statements of Assets and Liabilities as cash collateral on total return swap and receivable due on total return swap.
The Company’s receivable from Citibank represents realized amounts from payments on underlying loans in the TRS portfolio that as of December 31, 2019 and 2018 was $0 and $113,252, respectively, which is recorded on the Consolidated Statements of Assets and Liabilities as receivable due on total return swap. The Company did not offset collateral posted in relation to the TRS with any unrealized appreciation or depreciation outstanding in the Consolidated Statements of Assets and Liabilities as of December 31, 2019 or December 31, 2018.
Transactions in TRS contracts during the years ended December 31, 2019, 2018 and 2017 were as follows:

	2019	2018	2017
Interest income and settlement from TRS	$309,388	$5,185,757	$8,374,421
Traded gains/(loss) on TRS loan sales	(9,632,900)	(2,943,401)	(9,778,359)
Net realized gains/(loss) on TRS	$(9,323,512)	$2,242,356	$(1,403,938)

Net change in unrealized appreciation/(depreciation) on TRS	$6,524,904	$(1,170,036)	$8,292,462
The Company held no derivative positions as of the years ended December 31, 2019 and one derivative position as of December 31, 2018, subject to a Master Agreement (“MA”). The following table represents the Company’s gross and net amounts after offset under the MA of the derivative assets and liabilities presented by derivative type net of the related collateral pledged by the Company as of December 31, 2019 and 2018:

	Gross Derivative Assets/ (Liabilities) Subject to MA	Derivative Amount Available for Offset	Net Amount Presented in the Consolidated Statements of Assets and Liabilities	Cash Collateral Posted(1)	Net Amount of Derivative Assets/(Liabilities)
December 31, 2019
TRS	$—	$—	$—	$—	$—
December 31, 2018
TRS	$(6,524,904)	$—	$(6,524,904)	$5,354,868	$(1,170,036)

(1)
As of December 31, 2019 and 2018, $0 and $27,000,000 respectively, of cash was posted for initial margin requirements for the TRS as reported on the Consolidated Statements of Assets and Liabilities as cash collateral on total return swap.

The following table shows the volume of the Company’s derivative transactions for the years ended December 31, 2019 and 2018:

	2019	2018
Average notional par amount of contracts (1)	$18,016,329	$153,644,607

(1)
Average notional amount is based on the average month end balances for the years ended December 31, 2019 and 2018, which is representative of the volume of notional contract amounts held during each year.

Note 6. Borrowings

The following table shows the Company's outstanding debt as of December 31, 2019 and 2018:

	December 31, 2019			December 31, 2018
	Total Commitment	Balance Outstanding	Unused Commitment	Total Commitment	Balance Outstanding	Unused Commitment
ING Credit Facility	$215,000,000	$88,100,000	$126,900,000	$220,000,000	$115,000,000	$105,000,000
Alpine Credit Facility	300,000,000	240,000,000	60,000,000	300,000,000	240,000,000	60,000,000
Total before deferred financing costs	515,000,000	328,100,000	186,900,000	520,000,000	355,000,000	165,000,000
Unamortized deferred financing costs	—	(2,235,279)	—	—	(3,460,986)	—
Total borrowings outstanding, net deferred financing costs	$515,000,000	$325,864,721	$186,900,000	$520,000,000	$351,539,014	$165,000,000
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

The ING Credit Facility allows for the Company, at its option, to borrow money at a rate of either (i) an alternate base rate plus 1.50% per annum or (ii) LIBOR plus 2.50% per annum. The interest rate margins are subject to certain step-downs upon the satisfaction of certain conditions described in the Revolving Credit Agreement. The alternate base rate will be the greatest of (i) the U.S. Prime Rate set forth in the Wall Street Journal, (ii) the federal funds effective rate plus 1/2 of 1%, and (iii) three month LIBOR plus 1.00%. As of December 31, 2019 and 2018, the commitment under the ING Credit Facility was $215,000,000 and $220,000,000, respectively, and the ING Credit Facility includes an accordion feature that allows for potential future expansion of the ING Credit Facility up to a total of $500,000,000. Availability of loans under the ING Credit Facility is linked to the valuation of the collateral pursuant to a borrowing base mechanism.

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
As of December 31, 2019 and 2018, the carrying amount of the Company’s borrowings under the ING Credit Facility approximated their fair value. The fair value of the Company’s debt obligation is determined in accordance with ASC 820, which defines fair value in terms of the price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The fair value of the Company’s borrowing under the ING Credit Facility is estimated based upon market interest rates of the Company’s borrowing or entities with similar credit risk, adjusted for nonperformance risk, if any. As of December 31, 2019 and 2018, the ING Credit Facility would be deemed to be Level 3, as defined in Note 4.
As of December 31, 2019 and 2018, $1,164,341 and $1,419,794, respectively, of financing costs related to the ING Credit Facility have been capitalized and are being amortized over the respective terms. The following table shows additional information about the interest and financing costs related to the ING Credit Facility for the years ended December 31, 2019 and 2018 and 2017:

	For the year ended December 31,
	2019	2018	2017
Interest expense related to the ING Credit Facility	$5,508,219	$7,071,689	$5,895,421
Financing expenses related to the ING Credit Facility	961,380	930,686	898,786
Total interest and financing expenses related to the ING Credit Facility	$6,469,599	$8,002,375	$6,794,207

Weighted average outstanding debt balance of the ING Credit Facility	$93,406,301	$143,142,466	$146,657,534
Weighted average interest rate of the ING Credit Facility	5.8%	4.9%	4.0%
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
As of December 31, 2019, the carrying amount of the Company’s borrowings under the Alpine Credit Facility approximated the fair value of the Company’s debt obligation. The fair value of the Company’s debt obligation is determined in accordance with ASC 820, which defines fair value in terms of the price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The fair value of the Company’s borrowings under the Alpine Credit Facility is estimated based upon market interest rates of the Company’s borrowings or entities with similar credit risk, adjusted for nonperformance risk, if any. As of December 31, 2019, the Alpine Credit Facility would be deemed to be Level 3, as defined in Note 4.
As of December 31, 2019 and 2018, $1,070,938 and $2,041,192, respectively, of financing costs related to the Alpine Credit Facility has been capitalized and is being amortized over the respective terms. The following table shows additional information about the interest and financing costs related to the Alpine Credit Facility for the years ended December 31, 2019 and 2018 and 2017:

	For the year ended December 31,
	2019	2018	2017
Interest expense related to the Alpine Credit Facility	$13,049,364	$12,383,653	$10,782,028
Financing expenses related to the Alpine Credit Facility	970,254	970,254	682,321
Total interest and financing expenses related to the Alpine Credit Facility	$14,019,618	$13,353,907	$11,464,349

Weighted average outstanding debt balance of the Alpine Credit Facility	$240,000,000	$240,676,712	$242,547,945
Weighted average interest rate of the Alpine Credit Facility	5.4%	5.1%	4.4%
Note 7. Agreements

Investment Advisory Agreement
On April 5, 2012, the Company entered into an investment advisory agreement (the “Investment Advisory Agreement”) with SIC Advisors to manage the Company’s investment activities. The Investment Advisory Agreement became effective as of April 17, 2012, the date that the Company met its minimum offering requirement. Pursuant to the 1940 Act, the initial term of the Investment Advisory Agreement was for two years from its effective date. Unless earlier terminated pursuant to its terms, the Investment Advisory Agreement will remain in effect from year-to-year thereafter if approved annually at an in-person meeting of our board of directors by a majority of our directors who are not "interested persons" (as defined in Section 2(a)(19) of the 1940 Act) of the Company or the Adviser, and either our board of directors or the holders of a majority of our outstanding voting securities. Most recently, on April 4, 2019, the Company’s board of directors, at an in-person meeting, approved the renewal of the Investment Advisory Agreement for an additional one-year term, which will expire on April 17, 2020. Pursuant to the Investment Advisory Agreement, SIC Advisors implements the Company’s business strategy on a day-to-day basis and performs certain services for the Company, subject to oversight by the Company’s board of directors. SIC Advisors is responsible for, among other duties, determining investment criteria, sourcing, analyzing and executing investment transactions, asset sales, financings and performing asset management duties. Under the Investment Advisory Agreement, the Company has agreed to pay SIC Advisors a management fee for investment advisory and management services consisting of a base management fee and an incentive fee.
The base management fee is calculated at an annual rate of 1.75% of the Company’s gross assets payable quarterly in arrears. For purposes of calculating the base management fee, the term “gross assets” includes any assets acquired with the proceeds of leverage. “Gross assets” also includes any cash collateral posted with respect to the TRS, adjusted for realized and unrealized appreciation. For the first quarter of the Company’s operations, the base management fee was calculated based on the initial value of the Company’s gross assets. Subsequently, the base management fee is calculated based on the gross assets at the end of each completed calendar quarter. Base management fees for any partial quarter are appropriately pro-rated. For the years ended December 31, 2019, 2018 and 2017, the Company recorded an expense for base management fees of $17,018,479, $19,011,460 and $21,233,065, respectively, of which $4,060,518 and $4,491,234 were payable at December 31, 2019 and 2018, respectively.
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

For the years ended December 31, 2019, 2018 and 2017, the Company recorded incentive fees of $176,061, $0 and $4,700,177, respectively. As of December 31, 2019 and 2018, the Company recorded no incentive fees payable.
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
For the years ended December 31, 2019, 2018 and 2017, the Company recorded no capital gains incentive fee and no capital gains incentive fee were payable.
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
Administration Agreement
On April 5, 2012, the Company entered into an administration agreement (the “Administration Agreement”) with Medley Capital LLC, pursuant to which Medley Capital LLC furnishes the Company with administrative services necessary to conduct its day-to-day operations. Pursuant to the 1940 Act, the Administration Agreement remained in effect for an initial period of two years from its effective date. The Administration Agreement became effective on April 17, 2012, the date that we met our minimum offering requirement. Pursuant to its terms, and unless earlier terminated as described below, the Administration Agreement will remain in effect from year-to-year if approved annually by a majority of our directors who are not "interested persons" (as defined in Section 2(a)(19) of the 1940 Act) of the Company or Medley Capital LLC, and either the holders of a majority of our outstanding voting securities or our board of directors. Most recently, on April 4, 2019, the Company’s board of directors, at an in-person meeting, approved the renewal of the Administration Agreement for an additional one-year term, which will expire on April 17, 2020. Medley Capital LLC is reimbursed for administrative expenses it incurs on the Company’s behalf in performing its obligations. Such costs are reasonably allocated to the Company on the basis of assets, revenues, time records or other reasonable methods. The Company does not reimburse Medley Capital LLC for any services for which it receives a separate fee or for rent, depreciation, utilities, capital equipment or other administrative items allocated to a controlling person of Medley Capital LLC. On February 28, 2013, Medley Capital LLC entered into a Sub-Administration Agreement with State Street Bank Global Fund Accounting and Custody to perform certain financial, accounting, administrative and other services on behalf of the Company. For the years ended December 31, 2019, 2018 and 2017, the Company recorded an expenses of $2,538,480, $2,699,176 and $3,029,745, respectively, relating to administrator expenses. As of December 31, 2019 and 2018, the Company had $381,923 and $689,711, respectively, in administrator fees payable.
Expense Support and Reimbursement Agreement
From June 29, 2012 through December 31, 2016, the Company was party to an Expense Support and Reimbursement Agreement with SIC Advisors (the “Expense Support Agreement”). The Expense Support Agreement expired on December 31, 2016. During the term of the Expense Support Agreement, SIC Advisors reimbursed the Company for operating expenses in an amount equal to the difference between the Company’s distributions paid to its stockholders in each month, less the sum of the Company’s net investment income, net realized capital gains and dividends paid to the Company from its portfolio companies, not included in net income and net realized capital gains, during such period (“Expense Support Reimbursement”). To the extent that no dividends or other distributions were paid to the Company’s stockholders in any given month, then the Expense Support Reimbursement for such month was equal to such amount necessary in order for available operating funds for the month to equal zero. From April 1, 2016 until the expiration of the Expense Support Agreement on December 31, 2016, SIC Advisors made expense support payments on a discretionary basis by making an election on the last day of each month to fund an expense support payment in an amount equal to the difference between the Company’s distributions paid to stockholders during such month less the sum of the Company’s net investment income, net realized capital gains and dividends paid to the Company from its portfolio companies, not included in net income and net realized capital gains during such period.

The purpose of the Expense Support Agreement was to cover distributions to stockholders so as to ensure that the distributions did not constitute a return of capital for GAAP purposes and to reduce operating expenses until the Company had raised sufficient capital to be able to absorb such expenses.
Pursuant to the Expense Support Agreement, the Company reimbursed SIC Advisors for expense support payments it previously made following any calendar quarter for which the Company received net investment income, net realized capital gains and dividends from its portfolio companies (not included in net income and net realized capital gains) in excess of the distributions paid to the Company’s stockholders during such calendar quarter (the “Excess Operating Funds”). Any such reimbursement was made within three years of the date that the expense support payment obligation was incurred by SIC Advisors, subject to the conditions described below. As of December 31, 2019, there were no amounts eligible for reimbursement to SIC Advisors by the Company. The amount of the reimbursement during any calendar quarter was equal the lesser of (i) the Excess Operating Funds received during the quarter and (ii) the aggregate amount of all expense payments made by SIC Advisors that have not yet been reimbursed. In addition, the Company only made reimbursement payments to the extent its current annualized “operating expense ratio” (as described in footnote 1 to the table below) was equal to or less than its operating expense ratio for the quarter during which the corresponding expense obligation was incurred and to the extent the annualized rate of its regular cash dividends to the Company’s stockholders for the month was equal to or greater than the annualized rate of the Company’s regular cash distributions to stockholders for the month during which the corresponding expense payment was incurred.
For the years ended December 31, 2019, 2018 and 2017, the Company recorded no Expense Support Reimbursements. Repayments of amounts paid by SIC Advisors to the Company under the Expense Support Agreement were accrued as they became probable and estimable. The Company refers to Expense Support Reimbursements that were eligible for reimbursement to SIC Advisors by virtue of having satisfied the conditions described above as a “Crystalized Reimbursement.” As of December 31, 2019 and 2018, the Company recorded no Crystalized Reimbursements. As of December 31, 2019, 2018 and 2017, the total amounts eligible for reimbursement of the Company to SIC Advisors net of Crystalized Reimbursements was $0, $16,228,913 and $24,973,540, respectively.

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

(3)	The unreimbursed part of the expense payment obligation has expired as of September 30, 2019.

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

We have entered into an Investment Advisory Agreement with SIC Advisors in which our senior management holds an equity interest and were party to the Expense Support Agreement through December 31, 2016 the date on which such agreement expired. Members of our senior management also serve as principals of other investment managers affiliated with SIC Advisors that do, and may in the future, manage investment funds, accounts or other investment vehicles with investment objectives similar to ours.

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

On August 9, 2018, the Company entered into the MCC Merger Agreement pursuant to which MCC would, on the terms and subject to the conditions set forth in the MCC Merger Agreement, merge with and into the Company, with the Company as the surviving company in the MCC Merger. In the MCC Merger, each share of MCC’s common stock issued and outstanding immediately prior to the MCC Merger effective time (other than shares of MCC’s common stock held by MCC, the Company or their respective wholly owned subsidiaries) would be converted into the right to receive 0.8050 shares of the Company’s common stock; provided that cash will be paid in lieu of fractional shares of the Company’s common stock issuable in the MCC Merger. In addition, on August 9, 2018, the Company entered into the MDLY Merger Agreement, pursuant to which MDLY would, on the terms and subject to the conditions set forth in the MDLY Merger Agreement, merge with and into Merger Sub, with Merger Sub as the surviving company in the MDLY Merger. In the MDLY Merger, each share of MDLY Class A common stock, issued and outstanding immediately prior to the MDLY Merger effective time (other than Dissenting Shares (as defined in the MDLY Merger Agreement) and shares of MDLY Class A common stock held by MDLY, the Company or their respective wholly owned subsidiaries) would be converted into the right to receive (i) 0.3836 shares of the Company’s common stock; provided that cash would be paid in lieu of fractional shares of the Company’s common stock issuable in the MDLY Merger; plus (ii) cash in an amount equal to $3.44 per share. In addition, MDLY’s stockholders would have the right to receive certain dividends and/or other payments. The Mergers will occur simultaneously and, as a result of the foregoing, the investment management function relating to the operation of the Company, as the surviving company in the Mergers, will be internalized.

On July 29, 2019, the Company entered into the Amended MCC Merger Agreement, pursuant to which MCC will, on the terms and subject to the conditions set forth in the Amended MCC Merger Agreement, merge with and into the Company, with the Company as the surviving company in the MCC Merger. In the MCC Merger, each share of MCC’s common stock, other than shares of MCC’s common stock held by MCC, the Company or their respective wholly owned subsidiaries, will be exchanged for the right to receive (i) 0.68 shares of the Company’s common stock if the Plaintiff Attorney Fees, are less than or equal to $10,000,000; (ii) 0.66 shares of the Company’s common stock if the Plaintiff Attorney Fees are equal to or greater than $15,000,000; (iii) between 0.68 and 0.66 per share of the Company’s common stock if the Plaintiff Attorney Fees are greater than $10,000,000 but less than $15,000,000, calculated on a descending basis, based on straight line interpolation between $10,000,000 and $15,000,000; or (iv) 0.66 shares of the Company’s common stock in the event that the Plaintiff’s Attorney Fees are not fully and finally determined prior to the closing of the MCC Merger; provided that cash will be paid in lieu of fractional shares of the Company’s common stock issuable in the MCC Merger. Based upon the Plaintiff Attorney Fees approved by the Delaware Court of Chancery as set forth in the Order and Final Judgment entered into on December 20, 2019, as described below (the “Delaware Order”), the MCC Merger Exchange Ratio will be 0.66 shares of the Company’s common stock. MCC and the Company are appealing the Delaware Order with respect to the Delaware Court of Chancery’s ruling on the Plaintiff Attorney Fees. Under the Amended MCC Merger Agreement, the MCC Merger exchange ratio is not subject to adjustment based on changes in the NAV of the Company or the market price of MCC’s common stock before the MCC Merger effective time. In addition, under the Settlement, the defendant parties to the Settlement (other than MDLY) shall, among other things, deposit or cause to be deposited the Settlement Shares, the number of shares of which is to be calculated using the pro forma NAV of $6.37 per share as of June 30, 2019, and is not subject to subsequent adjustment based on changes in the NAV of the Company or the market price of MCC’s common stock before the MCC Merger effective time, provided that the MCC Merger is consummated by March 31, 2020, or, if consummated after March 31, 2020, only if the parties subsequently agree to extend the closing date on the same terms and conditions.

On July 29, 2019, the Company entered into the Amended MDLY Merger Agreement, pursuant to which MDLY will, on the terms and subject to the conditions set forth in the Amended MDLY Merger Agreement, merge with and into Merger Sub, with Merger Sub as the surviving company in the MDLY Merger. In the MDLY Merger, each share of MDLY Class A Common Stock, issued and outstanding immediately prior to the MDLY Merger effective time (other than shares of MDLY Class A Common Stock held by MDLY, the Company or their respective wholly owned subsidiaries (the “Excluded MDLY Shares”) and the Dissenting Shares (as

defined in the Amended MDLY Merger Agreement), held, immediately prior to the MDLY Merger effective time, by any person other than a Medley LLC Unitholder (as defined below)), will be exchanged for (i) 0.2668 shares of the Company’s common stock; provided that cash will be paid in lieu of fractional shares of the Company’s common stock; plus (ii) cash in an amount equal to $2.96 per share. In addition, in the MDLY Merger, each share of MDLY Class A Common Stock issued and outstanding immediately prior to the MDLY Merger effective time, other than the Excluded MDLY Shares and the Dissenting Shares, held, immediately prior to the MDLY Merger effective time, by holders of the issued and outstanding limited liability company interests of Medley LLC (the “Medley LLC Units” and, holders of the Medley LLC Units at any time on or after July 29, 2019, the “Medley LLC Unitholders”) will be exchanged for (i) 0.2072 shares of the Company’s common stock; provided that cash will be paid in lieu of fractional shares of the Company’s common stock; plus (ii) cash in an amount equal to $2.66 per share. Under the Amended MDLY Merger Agreement, the MDLY exchange ratios and the cash consideration amount was fixed on July 29, 2019, the date of the signing of the Amended MDLY Merger Agreement. The MDLY exchange ratios and the cash consideration amount are not subject to adjustment based on changes in the net asset value of Sierra or the market price of MDLY Class A common stock before the MDLY Merger effective time, provided that the MDLY Merger is consummated by March 31, 2020, or, if consummated after March 31, 2020, only if the parties subsequently agree to extend the closing date on the same terms and conditions.

Pursuant to the terms of the Amended MCC Merger Agreement, the consummation of the MCC Merger is conditioned upon the satisfaction or waiver of each of the conditions to closing under the Amended MDLY Merger Agreement and the consummation of the MDLY Merger. However, pursuant to the terms of the Amended MDLY Merger Agreement, the consummation of the MDLY Merger is not contingent upon the consummation of the MCC Merger. If the Mergers are, or only the MDLY Merger is, consummated the Company’s common stock will be listed on the New York Stock Exchange under the symbol "SRA”, with such listing expected to be effective as of the closing date of the Mergers or only the MDLY Merger, as applicable. If the MCC Merger is also consummated, the Company’s common stock will be listed on the TASE, with such listing expected to be effective as of the closing date of the Mergers. If both Mergers are consummated, the investment portfolios of MCC and the Company would be combined, Merger Sub, as a successor to MDLY, would be a wholly owned subsidiary of the Combined Company, and the Combined Company would be internally managed by MCC Advisors LLC, its wholly controlled adviser subsidiary. If only the MDLY Merger is consummated, while the investment portfolios of MCC and the Company would not be combined, the investment management function relating to the operation of the Company, as the surviving company, would still be internalized and the Sierra/MDLY Company would be managed by MCC Advisors LLC.

The Mergers are subject to approval by the stockholders of the Company, MCC, and MDLY, regulators, including the SEC, court approval of the Settlement (as described below), other customary closing conditions and third-party consents. There is no assurance that any of the foregoing conditions will be satisfied. The Company and MCC have the right to terminate the Amended MCC Merger Agreement under certain circumstances, including (subject to certain limitations set forth in the Amended MCC Merger Agreement), among others: (i) by mutual written agreement of each party; (ii) any governmental entity whose consent or approval is a condition to closing set forth in Section 8.1 of the Amended MCC Merger Agreement has denied the granting of any such consent or approval and such denial has become final and nonappealable, or any governmental entity of competent jurisdiction shall have issued a final and nonappealable order, injunction or decree permanently enjoining or otherwise prohibiting or making illegal the consummation of the transactions contemplated by the Amended MCC Merger Agreement; (iii) the MCC Merger has not closed on or prior to March 31, 2020; or (iv) either party has failed to obtain stockholder approval or the Amended MDLY Merger Agreement has been terminated. The Company and MDLY have the right to terminate the Amended MCC Merger Agreement under certain circumstances, including (subject to certain limitations set forth in the Amended MDLY Merger Agreement), among others: (i) by mutual written agreement of each party; (ii) any governmental entity whose consent or approval is a condition to closing set forth in Section 8.1 of the Amended MDLY Merger Agreement has denied the granting of any such consent or approval and such denial has become final and nonappealable, or any governmental entity of competent jurisdiction shall have issued a final and nonappealable order, injunction or decree permanently enjoining or otherwise prohibiting or making illegal the consummation of the transactions contemplated by the Amended MDLY Merger Agreement; (iii) the MDLY Merger has not closed on or prior to March 31, 2020; or (iv) either party has failed to obtain stockholder approval or the Amended MCC Merger Agreement has been terminated.

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

For the years ended December 31, 2019, 2018 and 2017, the Company recorded directors' fees expenses in General and Administrative expenses on the Consolidated Statements of Operations of $1,030,500, $968,500 and $390,500, respectively, of which no amount was payable at December 31, 2019, 2018 and 2017, respectively.
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
The following table sets forth the computation of the weighted average basic and diluted net increase in net assets per share from operations for the years ended December 31, 2019, 2018 and 2017:

	2019	2018	2017
Net increase/(decrease) in net assets from operations	$(29,580,903)	$(28,477,636)	$12,505,156
Weighted average common stock outstanding	100,582,788	97,404,685	96,248,024
Weighted average basic and diluted earnings/(loss) per common share	$(0.29)	$(0.29)	$0.13
Note 11. Commitments

As of December 31, 2019 and 2018, the Company had $32,654,545 and $49,555,687, respectively, of unfunded commitments under loan and financing agreements. These amounts are primarily composed of commitments for senior secured term loans, revolvers, and additional capital contributions for the Sierra JV. The unrealized gain or loss associated with unfunded commitments is recorded in the financial statements and reflected as an adjustment to the valuation of the related security in the Consolidated Schedule of Investments. The par amount of the unfunded commitments are not recognized by the Company until the commitment is funded.

	As of December 31,
	2019	2018
1888 Industrial Services, LLC	$424,422	$566,007
AAAHI Acquisition Corporation	1,586,982	1,597,633
Access Media Holdings, LLC	88,200	88,200
Alpine SG, LLC	1,000,000	1,000,000
Barry's Bootcamp Holdings, LLC	—	3,668,571
Black Angus Steakhouses, LLC	2,232,143	4,352,679
Central States Dermatology Services, LLC	—	314,351
Charming Charlie LLC	—	2,252,279
DataOnline Corp.	2,142,857	1,180,000
Dynamic Energy Services International LLC	—	1,753,323
Isola USA Corp.	1,138,277	1,138,277
Kemmerer Operations LLC	908,475	—
Manna Pro Products, LLC	—	325,000
Offen, Inc.	1,061,947	—
Path Medical, LLC	—	393,600
PT Network, LLC	—	4,437,433
Redwood Services Group, LLC	1,725,000	1,725,000
RMS Holding Company, LLC	—	264,454
SavATree, LLC	—	158,889
SFP Holdings, Inc.	10,151,775	2,863,985
Sierra Senior Loan Strategy JV I LLC	4,200,000	4,200,000
Simplified Logistics, LLC	5,000,000	5,000,000
Smile Doctors LLC	994,467	4,305,655
Elite Comfort Solutions LLC	—	2,499,293
SRS Software, LLC	—	5,000,000
TwentyEighty, Inc.	—	471,058
Total Commitments	$32,654,545	$49,555,687
Insurance Reimbursements
In January 2020, the Company received confirmation from its insurance carriers that a portion of expenses related to the Delaware Action were covered under the insurance policy and that the insurance carriers would reimburse the Company for $0.9 million. Accordingly as of December 31, 2019, the Company recorded a $0.9 million receivable, which is included on the Consolidated Statement of Assets and Liabilities in prepaid expenses and other assets and a corresponding offset or reduction in deferred transaction costs.
Note 12. Fee Income

Fee income consists of origination fees, amendment fees, prepayment fees, administrative agent fees and other miscellaneous fees. Origination fees, prepayment fees, amendment fees, and other similar fees are non-recurring fee sources. Such fees are received on a transaction by transaction basis and do not constitute a regular stream of income. The following table shows the Company’s fee income for the years ended December 31, 2019, 2018 and 2017:

	2019	2018	2017
Origination fee	$467,783	$2,583,089	$5,017,842
Prepayment fee	2,870,918	420,667	1,159,434
Amendment fee	589,236	376,292	1,078,410
Administrative agent fee	106,162	146,961	130,659
Other fees	5,767	21,371	17,092
Total fee income	$4,039,866	$3,548,380	$7,403,437
Note 13. Distributions and Share Repurchase Program Distributions

Distributions to common stockholders are recorded on the ex-dividend date. The amount to be paid out as a distribution is determined by the Company’s board of directors.

The Company has adopted an “opt in” distribution reinvestment plan (“DRIP”) pursuant to which the Company’s stockholders may elect to have the full amount of any cash distributions reinvested in additional shares of the Company’s common stock. On June 30, 2017, the Board approved an amendment to the DRIP, pursuant to which the number of newly-issued shares of the Company’s common stock to be issued to a participating stockholder shall be determined by dividing the total dollar amount of the distribution payable to such stockholder by a price equal to 94.5%, rather than 90%, of the Company’s then current offering price. The Company amended the DRIP as a result of the Company’s revised fee structure, which went into effect on June 16, 2017. Under the Company’s revised fee structure the upfront selling commission was reduced from 7.00% of gross proceeds to up to 3.00% of gross proceeds and the dealer manager fee was reduced from 2.75% of gross proceeds to up to 2.50% of gross proceeds. If the Company declares a cash dividend or other distribution, each stockholder that has “opted in” to the DRIP will have their distributions automatically reinvested in additional shares of the Company’s common stock rather than receiving cash distributions. Stockholders who receive distributions in the form of shares of common stock will be subject to the same federal, state and local tax consequences as if they received cash distributions. For the year ended December 31, 2019, the Company distributed a total of $64,162,404 of which $39,887,810 was in cash and $24,274,594 was in the form of common stock associated with the DRIP. For the year ended December 31, 2018, the Company distributed a total of $62,256,547, of which $36,397,238 was in cash and $25,859,309 was in the form of common stock associated with the DRIP. For the year ended December 31, 2017, the Company distributed a total of $61,549,954, of which $33,728,836 was in cash and $27,821,118 was in the form of common stock associated with the DRIP.

The following table reflects the cash distributions per share that the Company has declared or paid to its stockholders during 2019 and 2018. Stockholders of record as of each respective record date were entitled to receive the distribution.

Record Date	Payment Date	Amount per share
January 15 and 31, 2018	January 31, 2018	$0.02667
February 15 and 28, 2018	February 28, 2018	0.02667
March 15 and 30, 2018	March 30, 2018	0.02667
April 13 and 30, 2018	April 30, 2018	0.02667
May 15 and 31, 2018	May 31, 2018	0.02667
June 15 and 29, 2018	June 29, 2018	0.02667
July 13 and 31, 2018	July 31, 2018	0.02667
August 15 and 31, 2018	August 31, 2018	0.02667
September 14 and 28, 2018	September 28, 2018	0.02667
October 15 and 31, 2018	October 31, 2018	0.02667
November 15 and 30, 2018	November 30, 2018	0.02667
December 14 and 31, 2018	December 31, 2018	0.02667
January 25, 2019	January 31, 2019	0.05334
February 11, 2019	February 28, 2019	0.05334
March 11, 2019	March 29, 2019	0.05334
April 29, 2019	April 30, 2019	0.05334
May 30, 2019	May 31, 2019	0.05334
June 27, 2019	June 28, 2019	0.05334
July 30, 2019	July 31, 2019	0.05334
August 29, 2019	August 30, 2019	0.05334
September 27, 2019	September 30, 2019	0.05334
October 30, 2019	October 31, 2019	0.05334
November 28, 2019	November 29, 2019	0.05334
December 30, 2019	December 31, 2019	0.05334

The Company’s distributions may be funded from offering proceeds or borrowings, which may constitute a return of capital and reduce the amount of capital available to the Company for investment. Any capital returned to stockholders through distributions will be distributed after payment of fees and expenses.

The Company’s previous distributions to stockholders may have been funded from temporary Expense Support Reimbursements that may have been subject to repayment to SIC Advisors, pursuant to the Expense Support Agreement, which expired on December 31, 2016. The portion of these distributions derived from temporary Expense Support Reimbursements were not based on the Company's investment performance and may not continue in the future. If SIC Advisors had not agreed to make Expense Support Reimbursements, these distributions would have come from paid-in-capital. The Company's contingent obligation to repay eligible reimbursements to SIC Advisors expired on September 30, 2019. See Note 7 for more information.

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

Notwithstanding the suspension of the share repurchase program and, in connection with the Amended MCC Merger Agreement, our board of directors approved the repurchase of shares of our common stock from our stockholders who have requested repurchases in connection with such stockholder’s death or disability. In the event of the death or disability of a stockholder, the Company will repurchase the shares held by such stockholder at a price equal to the NAV per share of our shares as disclosed in the periodic report the Company files with the SEC immediately following the date of the death or disability of such stockholder. The Company's board of directors has the right to suspend or terminate repurchases due to death or disability to the extent that it determines that it is in the Company's best interest to do so. During the years ended December 31, 2019, 2018 and 2017, the Company repurchased 248,704, 263,737 and 179,438 shares, respectively, of certain shareholders due to death or disability.

Note 14. Financial Highlights

The following is a schedule of financial highlights of the Company for the years ended December 31, 2019, 2018, 2017, 2016 and 2015:

	For the years ended December 31,
	2019	2018	2017	2016	2015
Per Share Data:(1)
Net asset value at beginning of period	$6.72	$7.66	$8.17	$8.16	$8.97
Net investment income/(loss)	0.32	0.48	0.55	0.66	0.66
Net realized gains/(losses) on investments and total return swap	(0.28)	(0.59)	(0.27)	(0.15)	0.16
Net unrealized appreciation/(depreciation) on investments and total return swap	(0.34)	(0.18)	(0.14)	0.25	(0.96)
Net increase/(decrease) in net assets	(0.30)	(0.29)	0.14	0.76	(0.14)
Distribution from tax return of capital	(0.26)	—	—	—	—
Distributions from earnings(2)	(0.38)	(0.64)	(0.64)	(0.76)	(0.80)
Total distributions to shareholders	$(0.64)	$(0.64)	$(0.64)	$(0.76)	$(0.80)
Issuance of common shares above net asset value(3)	—	(0.01)	(0.01)	0.01	0.13
Net asset value at end of period	$5.78	$6.72	$7.66	$8.17	$8.16
Total return based on net asset value(4)(5)	(4.43)%	(4.04)%	1.53%	9.87%	(0.46)%
Portfolio turnover rate	34.92%	23.42%	36.31%	26.33%	23.66%
Shares outstanding at end of period	102,282,366	98,502,907	96,620,231	94,666,418	82,623,649
Net assets at end of period	$591,062,721	$662,080,199	$739,986,569	$773,113,087	$674,124,099
Ratio/Supplemental Data:
Ratio of net investment income to average net assets(5)	5.05%	6.62%	6.84%	8.20%	7.57%
Ratio of net expenses (including incentive fees) to average net assets(5)	7.54%	7.15%	7.13%	5.44%	6.37%
Ratio of incentive fees to average net assets	0.03%	—%	0.61%	1.27%	0.72%
Supplemental Data:
Asset coverage ratio per unit(6)	$2,801	$2,656	$2,330	$2,476	$2,386
Percentage of non-recurring fee income(7)	4.91%	3.63%	6.79%	8.64%	12.40%
Ratio of net expenses (excluding incentive fees) to average net assets	7.52%	7.15%	6.52%	4.18%	5.65%
Ratio of interest and financing related expenses to average net assets (8)	3.22%	3.03%	2.38%	2.03%	1.82%
Total Debt Outstanding:(9)(10)
Revolving Credit Facility	$328,100,000	$355,000,000	$435,000,000	$390,000,000	$385,000,000
Total Return Swap(11)	$—	$51,776,760	$127,519,693	$147,892,739	$129,426,020

(1)
The per share data was derived by using the weighted average shares outstanding during the years ended December 31, 2019, 2018, 2017, 2016 and 2015 which were 100,582,788, 97,404,685, 96,248,024, 90,424,090 and 70,648,292, respectively. Table may not foot due to rounding.

(2)	The per share data for distributions is the actual amount of paid distributions per share during the period.

(3)
Shares issued under the DRIP (see Note 13) as well as the continuous issuance of common shares may cause on incremental increase/decrease in NAV per share due to the effect of issuing shares at amounts that differ from the prevailing NAV at each issuance.

(4)	Total annual returns are historical and assume reinvestments of all dividends and distributions at prices obtained under the DRIP, and no sales charge.

(5)
Total returns, ratios of net investment income and ratios of gross expenses to average net assets for the years ended December 31, 2016 and 2015, prior to the effect of the Expense Support Agreement were as follows: total return 7.57%, and (1.76)% and ratio of net investment income: 8.32% and 6.54% and ratio of net expenses to average net assets: 7.76% and 7.39%, respectively.

(6)
Asset coverage per unit is the ratio of the carrying value of the Company's total consolidated assets for regulatory purposes, which includes the underlying fair value of net TRS, less all liabilities and indebtedness not represented by senior securities to the aggregate amount of senior securities representing indebtedness and the implied leverage on the TRS. Asset coverage per unit is expressed in terms of dollars per $1,000 of indebtedness. For the years ended December 31, 2019, 2018, 2017, 2016 and 2015, the Company's Asset Coverage Per Unit including unfunded commitments was $2,547, $2,363, $2,054, $2,355 and $2,318, respectively.

(7)	Represents the impact of non-recurring fees over total investment income.

(8)
The ratio of interest and financing related expenses to average net assets for the years ended December 31, 2016 and 2015 have been revised to include financing costs. The ratios were previously reported as 1.85% and 1.62%, respectively.

(9)	Total amount of each class of senior securities outstanding at the end of the period excluding debt issuance costs.

(10)	Average market value per unit is not applicable as these classes of securities are not registered for public trading.

(11)	The TRS amount is comprised of the outstanding notional amount of the TRS, less the initial amount of any cash collateral required to be posted by Arbor under the TRS.

Note 15. Selected Quarterly Financial Data (unaudited)

	Quarter Ended
	December 31, 2019	September 30, 2019	June 30, 2019	March 31, 2019
Total investment income	$17,119,758	$18,160,825	23,906,563	20,910,460
Total investment income per common share	0.17	0.18	0.24	0.21
Net investment income	5,670,095	5,757,586	11,859,528	8,794,693
Net investment income per common share	0.06	0.06	0.12	0.09
Net realized and unrealized gain/(loss)	(14,297,904)	(24,569,974)	(28,913,606)	6,118,679
Net realized and unrealized gain/(loss) per common share	(0.15)	(0.24)	(0.29)	0.06
Net increase/(decrease) in net assets resulting from operations	(8,627,809)	(18,812,388)	(17,054,078)	14,913,372
Basic and diluted earnings/(loss) per common share	(0.09)	(0.19)	(0.17)	0.15
Net asset value per common share at end of quarter	5.78	6.03	6.37	6.71

	Quarter Ended
	December 31, 2018	September 30, 2018	June 30, 2018	March 31, 2018
Total investment income	$23,444,596	$24,477,122	$24,890,883	$24,360,040
Total investment income per common share	0.24	0.25	0.26	0.25
Net investment income	10,696,360	12,357,369	12,260,712	11,414,345
Net investment income per common share	0.11	0.13	0.13	0.12
Net realized and unrealized gain/(loss)	(27,127,542)	(18,063,473)	(17,587,989)	(12,427,418)
Net realized and unrealized gain/(loss) per common share	(0.28)	(0.19)	(0.18)	(0.13)
Net increase/(decrease) in net assets resulting from operations	(16,431,182)	(5,706,104)	(5,327,277)	(1,013,073)
Basic and diluted earnings/(loss) per common share	(0.17)	(0.06)	(0.05)	(0.01)
Net asset value per common share at end of quarter	6.72	7.05	7.27	7.49

	Quarter Ended
	December 31, 2017	September 30, 2017	June 30, 2017	March 31, 2017
Total investment income	$28,599,983	$27,640,738	$24,704,225	$26,230,591
Total investment income per common share	0.30	0.29	0.26	0.28
Net investment income	13,146,818	13,501,720	12,109,185	13,745,747
Net investment income per common share	0.14	0.14	0.13	0.14
Net realized and unrealized gain/(loss)	(20,625,797)	(10,113,346)	(3,982,390)	(5,276,781)
Net realized and unrealized gain/(loss) per common share	(0.21)	(0.10)	(0.04)	(0.06)
Net increase/(decrease) in net assets resulting from operations	(7,478,979)	3,388,374	8,126,795	8,468,966
Basic and diluted earnings/(loss) per common share	(0.08)	0.04	0.08	0.09
Net asset value per common share at end of quarter	7.66	7.89	8.02	8.10

Note 16. Subsequent Events

Management has evaluated subsequent events through the date of issuance of the consolidated financial statements included herein. There have been no subsequent events that occurred during such period that would require disclosure in this Form 10-K or would be required to be recognized in the consolidated financial statements as of and for the year ended December 31, 2019, except as disclosed below.

On January 28, 2020, the Board of Directors declared a series of monthly distributions for January, February and March 2020 in the amount of $0.035 per share. Stockholders of record as of each respective monthly record date will be entitled to receive the distribution. Below are the details for each respective distribution:

Record Date	Payment Date	Amount per share
January 30, 2020	January 31, 2020	$0.03500
February 27, 2020	February 28, 2020	0.03500
March 30, 2020	March 31, 2020	0.03500

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
Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Rule 13a-15(f) of the Exchange Act, and for performing an assessment of the effectiveness of internal control over financial reporting as of December 31, 2019. Internal control over financial reporting is a process designed by, or under the supervision of, our principal executive and principal financial officers, or persons performing similar functions, and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.
Management performed an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2019 based upon the criteria set forth in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our assessment, management determined that our internal control over financial reporting was effective as of December 31, 2019.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act that occurred during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

On March 18, 2020, our board of directors appointed Dean Crowe, the Chief Operating Officer of the Company, to serve as President of the Company, effective immediately. Upon becoming President of the Company, Mr. Crowe will no longer act as the Chief Operating Officer.

Dean Crowe, 57, served as the Company’s Chief Operating Officer since August 2015, Head of Investing of Medley since December 2015, a Senior Portfolio Manager of the Company since April 2012, and as a Senior Managing Director of Medley since March 2011. Prior to joining Medley, Mr. Crowe was a Portfolio Manager with UBS O’Connor, the Alternative Investment subsidiary of UBS Asset Management, where he managed corporate credit investments and the O’Connor Credit Arbitrage Fund. Before joining UBS, Mr. Crowe held various positions at Merrill Lynch in New York, where he managed proprietary credit trading. Mr. Crowe began his career with Salomon Brothers in New York, where he traded and invested in privately placed corporate debt. Mr. Crowe received a BBA in Accounting from James Madison University.

In addition, on March 18, 2020, the board of directors appointed Matthew E. Forstenhausler to serve as Class I director of the Board for a term expiring at the Company’s 2022 annual meeting of stockholders, effective March 23, 2020. In addition, our board of directors added Mr. Forstenhausler to its special committee, its audit committee, and its nominating and corporate governance committee. Our board of directors also determined that Mr. Forstenhausler is an “audit committee financial expert” as defined under Item 407 of Regulation S-K promulgated by the SEC. There are no current or proposed transactions between the Company and Mr. Forstenhausler or his immediate family members that would require disclosure under Item 404(a) of Regulation S-K.
PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by Item 10 is hereby incorporated by reference from our definitive proxy statement relating to our 2020 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of our fiscal year.

Item 11. Executive Compensation

The information required by Item 11 is hereby incorporated by reference from our definitive proxy Statement relating to our 2020 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of our fiscal year.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12 is hereby incorporated by reference from our definitive proxy Statement relating to our 2020 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of our fiscal year.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by Item 13 is hereby incorporated by reference from our definitive proxy Statement relating to our 2020 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of our fiscal year.

Item 14. Principal Accountant Fees and Services

The information required by Item 14 is hereby incorporated by reference from our definitive proxy Statement relating to our 2020 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of our fiscal year.

PART IV
Item 15. Exhibits and Financial Statement Schedules

(a)	The following documents are filed as part of this Annual Report:
The following consolidated financial statements are set forth in Item 8:

(b) Exhibits

The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC:

3.1	Articles of Incorporation of the Registrant
3.2	Articles of Amendment of the Registrant
3.3	Articles of Amendment and Restatement of the Registrant
3.4	Second Articles of Amendment and Restatement of the Registrant
3.5	Form of Articles Supplementary Electing to be Subject to Subtitle 8 of the Maryland General Corporation Law
3.6	Form of Bylaws of the Registrant
4.1	Description of Securities*
10.1	Form of Subscription Agreements
10.2	Second Amended and Restated Distribution Reinvestment Plan

10.3	Investment Advisory Agreement
10.4	Form of Second Amended and Restated Dealer Manager Agreement
10.5	First Amendment to Second Amended and Restated Dealer Manager Agreement
10.6	Form of Participating Broker-Dealer Agreement (Included as Exhibit A to the Form of Amended and Restated Dealer Manager Agreement)
10.7	Custody Agreement
10.8	Form of Administration Agreement
10.9	Form of License Agreement
10.10	Form of Escrow Agreement
10.11	ISDA 2002 Master Agreement, together with the Schedule thereto and Credit Support Annex to such Schedule, each dated as of August 27, 2013, by and between Arbor Funding LLC and Citibank, N.A.
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

85

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

Item 16. Form 10-K Summary

None.

87

SIGNATURES

Pursuant to the requirements Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: March 20, 2020	Sierra Income Corporation.

	By	/s/ Seth Taube
Seth Taube Chief Executive Officer (Principal Executive Officer)

	By	/s/ Richard T. Allorto Jr.
Richard T. Allorto Jr. Chief Financial Officer (Principal Accounting and Financial Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the following capacities on March 20, 2020.

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

