Form 10-Q
period 2020-03-31
Sierra Income Corp
filed 2020-05-15
CIK 1523526

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
_____________________________________________________
Form 10-Q
 ____________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2020
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

Securities registered pursuant to Section 12(b) of the Exchange Act: None

As of May 15, 2020, the Registrant had 102,859,632 shares of common stock, $0.001 par value, outstanding.

Sierra Income Corporation
Consolidated Statements of Assets and Liabilities

	March 31, 2020	December 31, 2019
ASSETS	(unaudited)
Investments at fair value
Non-controlled/non-affiliated investments (amortized cost of $664,538,772 and $651,393,473 respectively)	$491,549,126	$567,402,503
Controlled/affiliated investments (amortized cost of $146,675,110 and $146,639,688 respectively)	76,732,209	108,221,427
Investments at fair value	568,281,335	675,623,930
Cash and cash equivalents	151,795,416	225,316,656
Deferred transaction costs (Note 2)	15,708,462	14,993,778
Interest receivable from non-controlled/non-affiliated investments	3,964,238	8,137,227
Prepaid expenses and other assets	1,315,380	1,790,983
Unsettled trades receivable	323,000	20,481
Total assets	$741,387,831	$925,883,055

LIABILITIES
Revolving credit facilities payable (net of deferred financing costs of $1,800,914 and $2,235,279, respectively) (Note 6)	$266,299,086	$325,864,721
Base management fees payable (Note 7)	3,251,451	4,060,518
Accounts payable and accrued expenses	2,616,456	2,131,765
Distribution payable (Note 13)	2,334,800	—
Interest payable	1,385,591	1,612,981
Administrator fees payable (Note 7)	721,632	381,923
Transaction costs payable	527,491	527,491
Deferred tax liability	—	240,935
Total liabilities	277,136,507	334,820,334

Commitments (Note 11)

NET ASSETS
Common shares, par value $0.001 per share, 250,000,000 common shares authorized, 102,867,551 and 102,282,366 common shares issued and outstanding, respectively	102,868	102,282
Capital in excess of par value	872,688,536	869,567,685
Total distributable earnings/(loss)	(408,540,080)	(278,607,246)
Total net assets	464,251,324	591,062,721
Total liabilities and net assets	$741,387,831	$925,883,055
NET ASSET VALUE PER COMMON SHARE	$4.51	$5.78
See accompanying notes to consolidated financial statements.

Sierra Income Corporation
Consolidated Statements of Operations

	Three Months Ended March 31,
	2020	2019
INVESTMENT INCOME	(unaudited)	(unaudited)
Interest and dividend income from investments
Non-controlled/non-affiliated investments:
Cash	$7,325,853	$16,757,998
Payment-in-kind	537,045	787,597
Controlled/affiliated investments:
Cash	1,846,077	2,241,272
Payment-in-kind	114,763	303,561
Total interest and dividend income	9,823,738	20,090,428
Fee income (Note 12)	121,698	534,510
Interest from cash and cash equivalents	1,231,375	285,522
Total investment income	11,176,811	20,910,460
EXPENSES
Interest and financing expenses	4,287,663	5,430,233
Base management fees (Note 7)	3,251,451	4,442,090
General and administrative expenses	1,970,968	941,498
Professional fees	118,054	647,567
Administrator expenses (Note 7)	721,632	622,071
Offering costs	3,243	32,308
Total expenses	10,353,011	12,115,767
NET INVESTMENT INCOME	823,800	8,794,693
REALIZED AND UNREALIZED GAIN/(LOSS) ON INVESTMENTS
Net realized gain/(loss) from non-controlled/non-affiliated investments	(14,913)	(2,029,236)
Net realized gain/(loss) from controlled/affiliated investments	232,392	(5,379,624)
Net realized gain/(loss) on total return swap (Note 5)	—	(9,176,735)
Net change in unrealized appreciation/(depreciation) on non-controlled/non-affiliated investments	(88,998,580)	15,845,140
Net change in unrealized appreciation/(depreciation) on controlled/affiliated investments	(31,524,640)	3,164,531
Net change in unrealized appreciation/(depreciation) on total return swap (Note 5)	—	6,669,215
Change in provision for deferred taxes on unrealized appreciation/(depreciation) on investments	240,935	(2,974,612)
Net realized and unrealized gain/(loss) on investments	(120,064,806)	6,118,679
NET INCREASE/(DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS	$(119,241,006)	$14,913,372
WEIGHTED AVERAGE - BASIC AND DILUTED EARNINGS PER COMMON SHARE	$(1.16)	$0.15
WEIGHTED AVERAGE - BASIC AND DILUTED NET INVESTMENT INCOME PER COMMON SHARE	$0.01	$0.09
WEIGHTED AVERAGE COMMON STOCK OUTSTANDING - BASIC AND DILUTED (NOTE 10)	102,715,153	99,158,430
DISTRIBUTIONS DECLARED PER COMMON SHARE	$0.11	$0.16
See accompanying notes to the consolidated financial statements.

Sierra Income Corporation
Consolidated Statements of Changes in Net Assets

	Common Stock		Paid in Capital	Distributable	Total
	Shares	Par Amount	in Excess of Par	Earnings	Net Assets
Balance at December 31, 2018	98,502,907	$98,503	$858,699,757	$(196,718,061)	$662,080,199
Net increase/(decrease) in net assets resulting from operations:
Net investment income	—	—	—	8,794,693	8,794,693
Net realized gain/(loss) on investments	—	—	—	(7,408,860)	(7,408,860)
Net realized gain/(loss) on total return swap (Note 5)	—	—	—	(9,176,735)	(9,176,735)
Net change in unrealized appreciation/(depreciation) on investments	—	—	—	19,009,671	19,009,671
Net change in unrealized appreciation/(depreciation) on total return swap (Note 5)	—	—	—	6,669,215	6,669,215
Change in provision for deferred taxes on unrealized appreciation/(depreciation) on investments	—	—	—	(2,974,612)	(2,974,612)
Shareholder distributions:
Issuance of common shares, net of underwriting costs	—	—	—	—	—
Issuance of common shares pursuant to distribution reinvestment plan	982,726	983	6,187,091	—	6,188,074
Distributions from earnings	—	—	—	(15,814,922)	(15,814,922)
Total increase/(decrease) for the three months ended March 31, 2019	982,726	983	6,187,091	(901,550)	5,286,524
Balance at March 31, 2019	99,485,633	$99,486	$864,886,848	$(197,619,611)	$667,366,723

Balance at December 31, 2019	102,282,366	$102,282	$869,567,685	$(278,607,246)	$591,062,721
Net increase/(decrease) in net assets resulting from operations:
Net investment income	—	—	—	823,800	823,800
Net realized gain/(loss) on investments	—	—	—	217,479	217,479
Net change in unrealized appreciation/(depreciation) on investments	—	—	—	(120,523,220)	(120,523,220)
Change in provision for deferred taxes on unrealized appreciation/(depreciation) on investments	—	—	—	240,935	240,935
Shareholder distributions:
Issuance of common shares pursuant to distribution reinvestment plan	710,046	711	3,842,420	—	3,843,131
Repurchase of common shares	(124,861)	(125)	(721,569)	—	(721,694)
Distributions from earnings	—	—	—	(10,691,828)	(10,691,828)
Total increase/(decrease) for the three months ended March 31, 2020	585,185	586	3,120,851	(129,932,834)	(126,811,397)
Balance at March 31, 2020	102,867,551	$102,868	$872,688,536	$(408,540,080)	$464,251,324

.

See accompanying notes to consolidated financial statements.

Sierra Income Corporation
Consolidated Statements of Cash Flows

	Three Months Ended March 31,
	2020	2019
	(unaudited)	(unaudited)
Cash flows from operating activities
NET INCREASE/(DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS:	$(119,241,006)	$14,913,372
ADJUSTMENT TO RECONCILE NET INCREASE/(DECREASE) IN NET ASSETS FROM OPERATIONS TO NET CASH USED IN OPERATING ACTIVITIES:
Payment-in-kind interest income	(651,808)	(1,091,158)
Net amortization of premium on investments	148,646	(444,781)
Amortization of deferred financing costs	485,291	478,679
Net realized (gain)/loss on investments	(217,479)	7,408,860
Net change in unrealized (appreciation)/depreciation on investments	120,523,220	(19,009,671)
Net change in unrealized (appreciation)/depreciation on total return swap (Note 5)	—	(6,669,215)
Purchases and originations	(36,713,624)	(61,044,257)
Proceeds from sale of investments and principal repayments	24,253,640	107,421,423
(Increase)/decrease in operating assets:
Unsettled trades receivable	(302,519)	1,805,192
Interest receivable from non-controlled/non-affiliated investments	4,172,989	(1,056,780)
Interest receivable from controlled/affiliated investments	—	382,121
Receivable due on total return swap (Note 5)	—	113,252
Deferred transaction costs	(714,684)	(2,630,360)
Prepaid expenses and other assets	475,603	571,126
Increase/(decrease) in operating liabilities:
Unsettled trades payable	—	6,727,683
Management fee payable	(809,067)	(49,145)
Transaction costs payable	—	1,337,529
Accounts payable and accrued expenses	484,691	(485,388)
Payable due from total return swap (Note 5)	—	409,726
Administrator fees payable	339,709	(67,639)
Interest payable	(227,390)	(57,357)
Deferred tax liability	(240,935)	2,974,612
NET CASH PROVIDED BY/(USED IN) OPERATING ACTIVITIES	(8,234,723)	51,937,824
Cash flows from financing activities:
Repayments of revolving credit facility	(60,000,000)	(26,900,000)
Payment of cash distributions	(4,513,897)	(9,626,848)
Financing costs paid	(50,926)	(121,250)
Repurchase of common shares	(721,694)	—
NET CASH PROVIDED BY/(USED IN) FINANCING ACTIVITIES	(65,286,517)	(36,648,098)
TOTAL INCREASE/(DECREASE) IN CASH	(73,521,240)	15,289,726
CASH, CASH EQUIVALENTS AND CASH COLLATERAL ON TOTAL RETURN SWAP AT BEGINNING OF PERIOD	225,316,656	86,481,495
CASH, CASH EQUIVALENTS AND CASH COLLATERAL ON TOTAL RETURN SWAP AT END OF PERIOD (1)	$151,795,416	$101,771,221
Supplemental Information:
Cash paid during the period for interest	$4,029,762	$5,008,911
Supplemental non-cash information:
Non-cash purchase of investments	$—	$2,854,540
Non-cash sale of investments	—	2,854,540
Payment-in-kind interest income	651,808	1,091,158
Amortization of deferred financing costs	485,291	478,679
Net amortization of premium on investments	(148,646)	444,781
Issuance of common shares in connection with distribution reinvestment plan	$3,843,131	$6,188,074

(1)	Includes cash and cash equivalents of $151,795,416 and $101,179,567 and cash collateral on total return swap of $0 and $591,654 as of March 31, 2020 and 2019, respectively.
See accompanying notes to consolidated financial statements.

Sierra Income Corporation
Consolidated Schedule of Investments
As of March 31, 2020
(unaudited)

Company(1)(2)	Industry	Type of Investment	Maturity	Par Amount	Cost	Fair Value	% of Net Assets(3)
Non-controlled/non-affiliated investments – 105.9%							$463,949,497
AAAHI Acquisition Corporation	Transportation: Consumer	Senior Secured First Lien Term Loan LIBOR + 6.250%, 1.000% Floor (4)(5)(6)	12/10/2023	$7,160,618	$7,160,618	$6,385,679	1.4%
				7,160,618	7,160,618	6,385,679
Alpine SG, LLC	High Tech Industries	Senior Secured First Lien Delayed Draw Term Loan LIBOR + 6.500%, 1.000% Floor (4)(5)	11/16/2022	6,617,630	6,617,630	6,196,749	1.3%
		Senior Secured First Lien Term Loan LIBOR + 6.500%, 1.000% Floor (4)(5)(6)	11/16/2022	13,398,750	13,398,750	12,546,590	2.7%
				20,016,380	20,016,380	18,743,339
American Dental Partners, Inc.	Healthcare & Pharmaceuticals	Senior Secured Second Lien Term Loan LIBOR + 8.500%, 1.000% Floor (4)(5)	9/25/2023	4,893,750	4,893,750	4,190,518	0.9%
				4,893,750	4,893,750	4,190,518
Amerijet Holdings, Inc.	Transportation: Cargo	Senior Secured First Lien Term Loan LIBOR + 8.000%, 1.000% Floor (5)(7)	7/15/2021	9,641,618	9,641,618	9,360,083	2.0%
				9,641,618	9,641,618	9,360,083
AMMC CLO 22, Limited Series 2018-22A	Multi-Sector Holdings	Subordinated Notes 13.638% effective yield (8)(9)(10)	4/25/2031	7,222,000	5,637,846	3,733,774	0.8%
				7,222,000	5,637,846	3,733,774
Answers Finance, LLC	High Tech Industries	Common Stock - 389,533 shares (11)		—	5,076,376	494,707	0.1%
				—	5,076,376	494,707
Apidos CLO XXIV, Series 2016-24A	Multi-Sector Holdings	Subordinated Notes 11.867% effective yield (5)(8)(9)(10)	7/20/2027	18,357,647	11,109,303	7,371,366	1.6%
				18,357,647	11,109,303	7,371,366
Avantor, Inc.	Wholesale	Common Stock - 1,867,356 shares (5)(9)(11)(12)		—	32,678,730	23,323,276	5.0%
				—	32,678,730	23,323,276
Aviation Technical Services, Inc.	Aerospace & Defense	Senior Secured Second Lien Term Loan LIBOR + 8.500%, 1.000% Floor (4)(5)	3/31/2022	25,000,000	25,000,000	24,012,500	5.2%
				25,000,000	25,000,000	24,012,500
Black Angus Steakhouses, LLC	Hotel, Gaming & Leisure	Senior Secured First Lien Term Loan LIBOR + 9.000%, 1.000% Floor (4)(5)(13)	4/24/2020	18,097,098	18,097,098	12,303,264	2.7%
		Revolving Credit Facility LIBOR + 9.000%, 1.000% Floor (5)(6)(7)(13)	4/24/2020	2,232,143	2,232,143	1,595,982	0.3%
				20,329,241	20,329,241	13,899,246
BRG Sports, Inc.	Consumer Goods: Durable	Senior Secured First Lien Term Loan LIBOR + 6.250%, 1.000% Floor (5)(7)	6/15/2023	5,145,000	5,145,000	4,830,126	1.0%
				5,145,000	5,145,000	4,830,126
Brook & Whittle Holding Corp.	Containers, Packaging & Glass	Senior Secured First Lien Term Loan LIBOR + 5.250%, 1.000% Floor (4)(5)	10/17/2024	2,937,058	2,937,058	2,789,618	0.6%
		Senior Secured First Lien Delayed Draw Term Loan LIBOR + 5.250%, 1.000% Floor (4)(5)	10/17/2024	690,757	690,757	656,081	0.1%
				3,627,815	3,627,815	3,445,699
Capstone Nutrition Development, LLC	Healthcare & Pharmaceuticals	Units - 11,124.90 units (5)(11)		—	1,112,490	856,617	0.2%
				—	1,112,490	856,617
Centauri Group Holdings, LLC	High Tech Industries	Senior Secured First Lien Term Loan LIBOR + 5.250%, 1.000% Floor(4)	2/12/2024	10,004,076	9,988,117	9,434,844	2.0%
				10,004,076	9,988,117	9,434,844

Company(1)(2)	Industry	Type of Investment	Maturity	Par Amount	Cost	Fair Value	% of Net Assets(3)
CPI International, Inc.	Aerospace & Defense	Senior Secured Second Lien Term Loan LIBOR + 7.250%, 1.000% Floor (5)(7)	7/28/2025	9,900,752	9,877,290	7,706,745	1.7%
				9,900,752	9,877,290	7,706,745
CT Technologies Intermediate Holdings, Inc.	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loan LIBOR + 4.250%, 1.000% Floor (5)(7)	12/1/2021	969,466	874,469	752,887	0.2%
				969,466	874,469	752,887
DataOnline Corp.	High Tech Industries	Revolving Credit Facility LIBOR + 5.500%, 1.000% Floor (4)(5)(6)	11/13/2025	1,607,143	1,607,143	1,466,571	0.3%
		Senior Secured First Lien Term Loan LIBOR + 5.500%, 1.000% Floor (4)(5)(6)	11/13/2025	14,962,500	14,962,500	13,980,960	3.0%
				16,569,643	16,569,643	15,447,531
DirectBuy Home Improvement, Inc.	Retail	Subordinated notes LIBOR + 6.500%, 1.000% Floor (4)(5)(13)	6/20/2022	260,919	244,752	39,138	0.0%
		Common Stock - 191,678 shares (5)(11)		—	75,340	—	0.0%
				260,919	320,092	39,138
Dryden 38 Senior Loan Fund, Series 2015-38A	Multi-Sector Holdings	Subordinated Notes 8.553% effective yield (8)(9)(10)	7/15/2027	7,000,000	4,564,907	3,909,150	0.8%
				7,000,000	4,564,907	3,909,150
Dryden 43 Senior Loan Fund, Series 2016-43A	Multi-Sector Holdings	Subordinated Notes 9.285% effective yield (5)(8)(9)(10)	7/20/2029	3,620,000	2,690,227	1,264,669	0.3%
				3,620,000	2,690,227	1,264,669
Dryden 49 Senior Loan Fund, Series 2017-49A	Multi-Sector Holdings	Subordinated Notes 9.666% effective yield (5)(8)(9)(10)	7/18/2030	17,233,288	13,265,742	9,643,748	2.1%
				17,233,288	13,265,742	9,643,748
First Boston Construction Holdings, LLC	Banking, Finance, Insurance & Real Estate	Senior secured first lien notes 12.000% (5)	2/23/2023	8,470,250	8,470,250	7,800,253	1.7%
		Preferred Equity - 2,304,406 units (5)(11)		—	2,117,562	1,387,003	0.3%
				8,470,250	10,587,812	9,187,256
Friedrich Holdings, Inc.	Construction & Building	Senior Secured First Lien Term Loan LIBOR + 6.000%, 1.000% Floor (5)(7)	2/7/2023	10,500,650	10,500,650	10,160,429	2.2%
				10,500,650	10,500,650	10,160,429
GK Holdings, Inc.	Services: Business	Senior Secured Second Lien Term Loan LIBOR + 10.250%, 1.000% Floor (4)(13)	1/20/2022	10,000,000	10,000,000	5,000,000	1.1%
				10,000,000	10,000,000	5,000,000
Golden West Packaging Group LLC	Forest Products & Paper	Senior Secured First Lien Term Loan LIBOR + 5.750%, 1.000% Floor (5)(7)	6/20/2023	1,417,387	1,417,387	1,314,059	0.3%
				1,417,387	1,417,387	1,314,059
Holland Acquisition Corp.	Energy: Oil & Gas	Senior Secured First Lien Term Loan LIBOR + 9.000%, 1.000% Floor (4)(13)	5/29/2020	4,400,696	4,260,117	660,104	0.1%
				4,400,696	4,260,117	660,104
Hylan Datacom & Electrical LLC	Construction & Building	Senior Secured First Lien Term Loan LIBOR + 9.500%, 1.000% Floor (4)(5)	7/25/2021	14,743,158	14,743,158	10,320,210	2.2%
				14,743,158	14,743,158	10,320,210
IHS Intermediate, Inc.	Services: Business	Senior Secured Second Lien Term Loan LIBOR + 8.250%, 1.000% Floor (7)(13)	7/20/2022	25,000,000	25,000,000	—	0.0%
				25,000,000	25,000,000	0
Impact Group, LLC	Services: Business	Senior Secured First Lien Term Loan LIBOR + 6.500%, 1.000% Floor (5)(7)	6/27/2023	5,780,881	5,780,881	5,052,490	1.1%
				5,780,881	5,780,881	5,052,490
Innovative XCessories & Services, LLC	Services: Business	Senior Secured First Lien Term Loan LIBOR + 5.000%, 1.000% Floor(5)(7)	3/5/2027	3,000,000	2,970,209	2,970,000	0.6%
				3,000,000	2,970,209	2,970,000

Company(1)(2)	Industry	Type of Investment	Maturity	Par Amount	Cost	Fair Value	% of Net Assets(3)
Interflex Acquisition Company, LLC	Containers, Packaging & Glass	Senior Secured First Lien Term Loan LIBOR + 9.000%, 1.000% Floor (5)(7)	8/18/2022	12,454,702	12,454,702	11,550,491	2.5%
				12,454,702	12,454,702	11,550,491
Iqor US Inc.	Services: Business	Senior Secured First Lien Term Loan LIBOR + 5.000%, 1.000% Floor (4)	4/1/2021	19,763,047	19,119,453	11,652,293	2.5%
				19,763,047	19,119,453	11,652,293
Isagenix International, LLC	Wholesale	Senior Secured First Lien Term Loan LIBOR + 5.750%, 1.000% Floor (4)(5)	6/16/2025	1,823,099	1,816,031	638,814	0.1%
				1,823,099	1,816,031	638,814
Isola USA Corp.	High Tech Industries	Senior Secured Second Lien Term Loan LIBOR + 9.500%, 1.000% Floor, PIK (4)(6)(13)	1/2/2023	10,517,939	7,098,477	5,978,397	1.3%
		Common Units - 10,283,782 units (11)		—	—	—	0.0%
				10,517,939	7,098,477	5,978,397
JFL-WCS Partners, LLC	Environmental Industries	Preferred Units - 618,876 6.000%, PIK (5)		—	693,141	693,141	0.1%
		Common Units - 68,764 units (5)(11)		—	68,764	1,222,096	0.3%
				—	761,905	1,915,237
Keystone Acquisition Corp.	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loan LIBOR + 5.250%, 1.000% Floor (4)(5)	5/1/2024	1,797,961	1,740,237	1,628,233	0.4%
		Senior Secured Second Lien Term Loan LIBOR + 9.250%, 1.000% Floor (4)(5)	5/1/2025	7,000,000	6,908,986	5,329,800	1.1%
				8,797,961	8,649,223	6,958,033
Magnetite XIX, Limited	Multi-Sector Holdings	Subordinated Notes LIBOR + 7.610% (4)(8)(9)(10)	7/17/2030	2,000,000	1,888,696	1,120,700	0.2%
		Subordinated Notes 7.011% effective yield (5)(8)(9)(10)	7/17/2030	13,730,209	10,142,312	5,748,839	1.2%
				15,730,209	12,031,008	6,869,539
Manna Pro Products, LLC	Consumer Goods: Non-durable	Senior Secured First Lien Term Loan LIBOR + 6.000%, 1.000% Floor (5)(7)	12/8/2023	4,072,917	4,072,917	3,721,424	0.8%
		Senior Secured First Lien Delayed Draw Term Loan LIBOR + 6.000%, 1.000% Floor (5)(7)	12/8/2023	827,083	827,083	755,706	0.2%
				4,900,000	4,900,000	4,477,130
Midwest Physician Administrative Services, LLC	Healthcare & Pharmaceuticals	Senior Secured Second Lien Term Loan LIBOR + 7.000%, 1.000% Floor (7)	8/15/2025	1,950,000	1,884,098	1,647,750	0.4%
				1,950,000	1,884,098	1,647,750
Novetta Solutions, LLC	High Tech Industries	Senior Secured First Lien Term Loan LIBOR + 5.000%, 1.000% Floor(5)(7)	10/17/2022	1,573,102	1,520,320	1,366,711	0.3%
		Senior Secured Second Lien Term Loan LIBOR + 8.500%, 1.000% Floor (5)(7)	10/16/2023	11,000,000	10,941,708	10,546,800	2.3%
				12,573,102	12,462,028	11,913,511
Offen Inc.	Transportation: Cargo	Senior Secured First Lien Term Loan LIBOR + 5.000% (4)(6)	6/21/2026	2,916,018	2,880,438	2,711,948	0.6%
				2,916,018	2,880,438	2,711,948
Panther BF Aggregator 2 LP	Automotive	Senior Secured First Lien Term Loan LIBOR + 3.500% (5)(7)	4/30/2026	3,989,975	3,577,159	3,630,877	0.8%
				3,989,975	3,577,159	3,630,877
Path Medical, LLC	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loan LIBOR + 9.500%, 1.000% Floor, PIK (5)(7)(16)	10/11/2021	18,115,464	17,846,772	16,805,717	3.6%
		Senior Secured First Lien Term Loan LIBOR + 10.000%, 1.000% Floor (5)(7)	10/11/2021	196,800	196,800	196,702	0.0%
		Warrants - 36,716 warrants(5)(11)	1/9/2027	—	669,709	—	0.0%
				18,312,264	18,713,281	17,002,419

Company(1)(2)	Industry	Type of Investment	Maturity	Par Amount	Cost	Fair Value	% of Net Assets(3)
PetroChoice Holdings, Inc.	Chemicals, Plastics & Rubber	Senior Secured Second Lien Term Loan LIBOR + 8.750%, 1.000% Floor (4)(5)	8/21/2023	9,000,000	9,000,000	7,016,400	1.6%
				9,000,000	9,000,000	7,016,400
Polymer Solutions Group Holdings, LLC	Chemicals, Plastics & Rubber	Senior Secured First Lien Term Loan LIBOR + 6.750%, 1.000% Floor (5)(7)	6/30/2021	1,067,823	1,067,823	1,034,293	0.2%
				1,067,823	1,067,823	1,034,293
Project Silverback Holdings Corp.	High Tech Industries	Senior Secured First Lien Term Loan LIBOR + 3.500%, 1.000% Floor (4)	8/21/2024	4,875,000	4,354,954	4,167,638	0.9%
				4,875,000	4,354,954	4,167,638
Proppants Holdings, LLC	Energy: Oil & Gas	Common Units - 161,852 units (11)		—	874,363	323,704	0.1%
		Common Units - 161,852 units (11)		—	8,832	—	0.0%
				—	883,195	323,704
PT Network, LLC	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loan LIBOR + 5.500%, 1.000% Floor (4)(5)	11/30/2023	8,009,829	7,580,179	7,208,846	1.7%
		Membership Units - 1.441 units (5)(11)		—	—	—	0.1%
				8,009,829	7,580,179	7,208,846
RateGain Technologies, Inc.	Hotel, Gaming & Leisure	Subordinated Notes (5)(11)	7/31/2020	440,050	440,050	440,050	0.1%
		Subordinated Notes (5)(11)	7/31/2021	476,190	476,190	476,190	0.1%
				916,240	916,240	916,240
Recorded Books Inc.	Media: Diversified & Production	Senior Secured Second Lien Term Loan LIBOR + 4.250%, 1.000% Floor (5)(7)	8/29/2025	13,281	13,248	11,447	0.0%
				13,281	13,248	11,447
Redwood Services Group, LLC	Services: Business	Senior Secured First Lien Term Loan LIBOR + 6.000%, 1.000% Floor (4)(5)	6/6/2023	22,780,286	22,780,286	21,916,913	4.7%
		Revolving Credit Facility LIBOR + 6.000%, 1.000% Floor (4)(5)(6)	6/6/2023	2,300,000	2,300,000	2,224,963	0.5%
				25,080,286	25,080,286	24,141,876
Resolute Investment Managers, Inc.	Banking, Finance, Insurance & Real Estate	Senior Secured Second Lien Term Loan LIBOR + 7.500%, 1.000% Floor (4)(5)	4/30/2023	7,950,000	7,917,123	7,225,755	1.6%
				7,950,000	7,917,123	7,225,755
Rhombus Cinema Holdings, LP	Media: Diversified & Production	Preferred Equity 10.000% - 7,449 shares (5)(13)		—	4,584,207	—	0.0%
		Common Units - 3,163 units (5)(8)(11)		—	3,162,793	—	0.0%
				—	7,747,000	—
SavATree, LLC	Environmental Industries	Senior Secured First Lien Term Loan LIBOR + 5.000%, 1.000% Floor (4)(5)	6/2/2022	4,322,509	4,322,509	4,153,066	0.9%
				4,322,509	4,322,509	4,153,066
SFP Holding, Inc.	Construction & Building	Senior Secured First Lien Term Loan LIBOR + 6.250%, 1.000% Floor (4)(5)(6)	9/1/2022	11,200,894	11,200,894	10,677,996	2.3%
		Senior Secured First Lien Delayed Draw Term Loan LIBOR + 6.250%, 1.000% Floor (4)(5)(6)	9/1/2022	2,992,875	2,992,875	2,992,275	0.6%
		Equity - 0.803% of outstanding equity (5)(11)		—	711,698	335,777	0.1%
				14,193,769	14,905,467	14,006,048
Shift4 Payments, LLC	Banking, Finance, Insurance & Real Estate	Senior Secured Second Lien Term Loan LIBOR + 4.500%, 1.000% Floor (4)(5)	11/29/2024	3,482,188	3,466,341	3,277,087	0.7%
		Senior Secured Second Lien Term Loan LIBOR + 8.500%, 1.000% Floor (4)(5)	11/28/2025	9,950,000	9,879,043	9,216,685	2.0%
				13,432,188	13,345,384	12,493,772
Ship Supply Acquisition Corporation	Services: Business	Senior Secured First Lien Term Loan LIBOR + 8.000%, 1.000% Floor (4)(5)(13)	7/31/2020	21,799,085	21,428,283	—	0.0%
				21,799,085	21,428,283	—

Company(1)(2)	Industry	Type of Investment	Maturity	Par Amount	Cost	Fair Value	% of Net Assets(3)
Simplified Logistics, LLC	Services: Business	Senior Secured First Lien Term Loan LIBOR + 6.500%, 1.000% Floor (4)(5)	2/28/2022	18,434,842	18,434,842	17,345,342	3.7%
		Revolving Credit Facility LIBOR + 6.500%, 1.000% Floor (4)(5)(6)	2/28/2022	3,533,333	3,533,333	3,237,833	0.7%
				21,968,175	21,968,175	20,583,175
SMART Financial Operations, LLC	Retail	Preferred Equity - 1,000,000 units (5)(11)		—	1,000,000	270,000	0.1%
				—	1,000,000	270,000
Smile Doctors, LLC	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loan LIBOR + 6.000%, 1.000% Floor (4)(5)(6)	10/6/2022	13,306,191	13,306,191	12,211,734	2.6%
				13,306,191	13,306,191	12,211,734
Sound Point CLO XX, Ltd.	Multi-Sector Holdings	Subordinated Notes 11.062% effective yield (5)(8)(9)(10)	7/26/2031	4,489,000	3,801,120	2,900,343	0.6%
				4,489,000	3,801,120	2,900,343
Starfish Holdco, LLC	High Tech Industries	Senior Secured Second Lien Term Loan LIBOR + 9.000%, 1.000% Floor (4)(5)	8/18/2025	4,000,000	3,958,965	2,917,600	0.6%
				4,000,000	3,958,965	2,917,600
Sungard AS New Holdings, LLC	Services: Business	Senior Secured First Lien Term Loan LIBOR + 4.000%, 1.000% Floor, 2.500% PIK (4)(13)	11/3/2022	5,036,441	4,962,629	2,518,221	0.5%
		Senior Secured First Lien Term Loan LIBOR + 7.500%, 1.000% Floor (4) (6)	2/3/2022	714,915	699,899	597,669	0.1%
		Membership units - 73,135 units (11)		—	2,163,076	330,205	0.1%
				5,751,356	7,825,604	3,446,095
Team Car Care, LLC	Automotive	Senior Secured First Lien Term Loan LIBOR + 8.000%, 1.000% Floor (4)(5)	2/23/2023	13,994,132	13,994,132	13,244,047	2.9%
				13,994,132	13,994,132	13,244,047
Techniplas, LLC	Automotive	Senior Secured First Lien Notes 10.000% (8)(13)	5/1/2020	6,000,000	6,000,000	870,000	0.2%
				6,000,000	6,000,000	870,000
Tensar Corporation	Capital Equipment	Senior Secured First Lien Term Loan LIBOR + 4.750%, 1.000% Floor, 3.000% PIK (4)	7/9/2021	6,900,187	6,795,515	5,766,486	1.2%
				6,900,187	6,795,515	5,766,486
The Imagine Group LLC	Media: Advertising, Printing & Publishing	Senior Secured Second Lien Term Loan LIBOR + 8.750%, 1.000% Floor (5)(7)(13)	6/21/2023	8,950,000	8,381,703	1,118,750	0.2%
				8,950,000	8,381,703	1,118,750
The Octave Music Group, Inc.	Media: Diversified & Production	Senior Secured First Lien Term Loan LIBOR + 5.250%, 1.000% Floor (5)(7)	5/29/2025	8,000,000	7,921,068	7,238,400	1.6%
				8,000,000	7,921,068	7,238,400
True Religion Apparel, Inc.	Retail	Senior Secured First Lien Term Loan 10.000% (13)	10/27/2022	179,437	133,654	12,094	0.0%
		Common Stock - 2,448 shares (11)		—	—	—	0.0%
		Warrants - 1,122 warrants (11)		—	—	—	0.0%
				179,437	133,654	12,094
Velocity Pooling Vehicle, LLC	Automotive	Senior Secured First Lien Term Loan LIBOR + 11.000%, 1.000% Floor (4)(5)(16)	4/28/2023	820,037	770,499	615,028	0.1%
		Common units - 4,676 units (5)(11)		—	259,938	—	0.0%
		Warrants - 5,591 warrants(5)(11)	3/30/2028	—	310,802	—	0.0%
				820,037	1,341,239	615,028
Vertafore, Inc.	High Tech Industries	Senior Secured Second Lien Term Loan LIBOR + 7.250%, 1.000% Floor (5)(7)	7/2/2026	9,950,000	9,822,996	8,474,415	1.8%
				9,950,000	9,822,996	8,474,415
VOYA CLO 2016-2, LTD.	Multi-Sector Holdings	Subordinated Notes 6.440% effective yield (5)(8)(9)(10)	7/19/2028	11,088,290	8,084,148	3,246,651	0.7%
				11,088,290	8,084,148	3,246,651

Company(1)(2)	Industry	Type of Investment	Maturity	Par Amount	Cost	Fair Value	% of Net Assets(3)
VOYA CLO 2015-2, LTD.	Multi-Sector Holdings	Subordinated Notes 9.247% effective yield (5)(8)(9)(10)	7/19/2028	10,735,659	6,612,533	2,298,913	0.5%
				10,735,659	6,612,533	2,298,913
Walker Edison Furniture Company LLC	Consumer Goods: Durable	Senior Secured First Lien Term Loan LIBOR + 6.500%, 1.000% Floor (4)(5)	9/26/2024	14,531,250	14,531,250	14,165,063	3.1%
		Common units - 2,000 units (5)(11)		—	2,000,000	3,319,880	0.7%
				14,531,250	16,531,250	17,484,943
Watermill-QMC Midco, Inc.	Automotive	Equity - 1.62% partnership interest (5)(11)		—	902,277	—	0.0%
				—	902,277	—
West Dermatology, LLC	Consumer Goods: Durable	Revolving Credit Facility LIBOR + 5.000%, 1.000% Floor (5)(6)(7)	2/11/2025	1,657,459	1,657,459	1,579,061	0.3%
		Senior Secured First Lien Term Loan LIBOR + 5.000%, 1.000% Floor (5)(6)(7)	2/11/2025	4,751,381	4,751,381	4,115,677	0.9%
				6,408,840	6,408,840	5,694,738

Total non-controlled/non-affiliated investments					$664,538,772	$491,549,126	105.9%

Controlled/affiliated investments - 16.5%		(14)
1888 Industrial Services, LLC	Energy: Oil & Gas	Revolving Credit Facility LIBOR + 5.000%, 1.000% Floor, PIK (4)(5)(6)	9/30/2021	1,204,547	1,204,547	1,204,547	0.3%
		Senior Secured First Lien Term Loan LIBOR + 5.000%, 1.000% Floor, PIK(4)(5)(13)	9/30/2021	3,373,777	3,315,574	—	0.0%
		Senior Secured First Lien Term Loan LIBOR + 8.000%, 1.000% Floor, PIK (4)(5)(13)	9/30/2021	8,666,994	6,816,029	—	0.0%
		Senior Secured First Lien Term Loan LIBOR + 5.000%, 1.000% Floor, PIK (4)(5)(6)(13)	6/30/2021	424,259	416,940	106,065	0.0%
		Senior Secured First Lien Term Loan LIBOR + 5.000%, 1.000% Floor, PIK (4)(5)	9/19/2020	81,390	81,390	81,390	0.0%
		Senior Secured First Lien Term Loan LIBOR + 5.000%, 1.000% Floor, PIK (4)(5)	9/19/2020	293,361	293,361	293,361	0.1%
		Units - 7,546.76 units (5)(11)		—	—	—	0.0%
				14,044,328	12,127,841	1,685,363
Access Media Holdings, LLC	Media: Broadcasting & Subscription	Senior Secured First Lien Term Loan 10.000% PIK (5)(13)	7/22/2020	9,235,236	7,458,342	1,385,285	0.3%
		Common Stock - 140 units (5)(9)(11)		—	—	—	0.0%
		Preferred Equity - 1,400,000 units (5)(11)		—	1,400,000	—	0.0%
		Preferred Equity - 700,000 units (5)(11)		—	700,000	—	0.0%
		Preferred Equity - 849,800 units (5)(6)(11)		—	849,800	(88,200)	0.0%
				9,235,236	10,408,142	1,297,085
Caddo Investors Holdings 1 LLC	Forest Products & Paper	Equity - 12.250% LLC Interest (5)(15)		—	5,027,482	5,716,166	1.2%
				—	5,027,482	5,716,166
Charming Charlie LLC	Retail	Senior Secured First Lien Term Loan LIBOR + 10.000%, 1.000% Floor (4)(13)	4/24/2023	3,412,549	3,121,470	—	0.0%
		Senior Secured First Lien Term Loan LIBOR + 10.000%, 1.000% Floor (4)(13)	4/24/2023	4,178,224	2,737,658	—	0.0%
		Senior Secured First Lien Term Loan 20.000%	5/15/2020	138,517	138,517	71,281	0.0%
		Senior Secured First Lien Delayed Draw Term Loan 20.000%	5/15/2020	769,967	769,967	396,225	0.1%
		Common Stock - 34,923,249 shares (11)		—	—	—	0.0%
				8,499,257	6,767,612	467,506

Company(1)(2)	Industry	Type of Investment	Maturity	Par Amount	Cost	Fair Value	% of Net Assets(3)
Dynamic Energy Services International LLC	Energy: Oil & Gas	Senior Secured First Lien Term Loan 13.500% PIK(4)(5)(13)	12/31/2021	6,329,555	4,449,025	443,069	0.1%
		Common Units - 6,500,000 units (5)(11)		—	—	—	0.0%
				6,329,555	4,449,025	443,069
Kemmerer Operations, LLC	Metals & Mining	Senior Secured First Lien Term Loan 15.000% PIK (5)	6/21/2023	1,903,775	1,903,775	1,903,775	0.4%
		Senior Secured First Lien Delayed Draw Term Loan 15.000% PIK (5)(6)	6/21/2023	478,516	478,516	478,516	0.1%
		Common Units - 6.7797 units (5)(11)		—	962,717	962,760	0.2%
				2,382,291	3,345,008	3,345,051
MCM 500 East Pratt Holdings, LLC	Banking, Finance, Insurance & Real Estate	Equity - 5,000,000 units (9)(11)		—	5,000,000	7,350,000	1.6%
				—	5,000,000	7,350,000
MCM Capital Office Park Holdings LLC	Banking, Finance, Insurance & Real Estate	Equity - 7,500,000 units (9)(11)		—	7,500,000	13,500,000	2.9%
				—	7,500,000	13,500,000
Sierra Senior Loan Strategy JV I LLC	Multi-Sector Holdings	Equity - 87.5% ownership of SIC Senior Loan Strategy JV I LLC (6)(9)(15)		92,050,000	92,050,000	42,474,224	9.2%
				92,050,000	92,050,000	42,474,224
TwentyEighty, Inc.	Services: Business	Common Units - 58,098 units(11)		—	—	453,745	0.1%
				—	—	453,745

Total controlled/affiliated investments					$146,675,110	$76,732,209	16.5%

Money Market Fund - 26.0%
State Street Institutional Liquid Reserves Fund		Money Market 0.796%(12)		44,602,786	44,607,184	44,607,246	9.6%
Federated Institutional Prime Obligations Fund		Money Market 0.530% (12)		76,200,212	76,200,212	76,200,212	16.4%
Total money market fund				$120,802,998	$120,807,396	$120,807,458	26.0%

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

(2)	Unless otherwise indicated, all securities are valued using significant unobservable inputs, which are categorized as Level 3 assets under the definition of ASC 820 fair value hierarchy.

(3)	Percentage is based on net assets of $464,251,324 as of March 31, 2020.

(4)	The interest rate on these loans is subject to a base rate plus 3 Month "3M" LIBOR, which at March 31, 2020 was 1.45%. The interest rate is subject to a minimum LIBOR floor.

(5)	An affiliated fund that is managed by an affiliate of SIC Advisors LLC also holds an investment in this security.

(6)	The investment has an unfunded commitment as of March 31, 2020. For further details see Note 11. Fair value includes an analysis of the unfunded commitment.

(7)	The interest rate on these loans is subject to a base rate plus 1 Month "1M" LIBOR, which at March 31, 2020 was 0.99%. The interest rate is subject to a minimum LIBOR floor.

(8)
Securities are exempt from registration under Rule 144A of the Securities Act of 1933. These securities represent a fair value of $41,238,153 or 8.9% of net assets as of March 31, 2020 and are considered restricted securities.

(9)	The investment is not a qualifying asset under Section 55 of the Investment Company Act of 1940 (the "1940 Act"). Non-qualifying assets represent 27.5% of the Company's portfolio at fair value.

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

(11)	Security is non-income producing.

(12)	Represents securities in Level 1 in the ASC 820 table (see Note 4).

(13)	The investment was on non-accrual status as of March 31, 2020.

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

(15)	As a practical expedient, the Company uses NAV to determine the fair value of this investment.

(16)	The investment was on partial non-accrual status as of March 31, 2020

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

SIERRA INCOME CORPORATION
Notes to Consolidated Financial Statements
March 31, 2020
(unaudited)
Note 1. Organization
Sierra Income Corporation (the “Company”) was incorporated under the general corporation laws of the State of Maryland on June 13, 2011 and formally commenced operations on April 17, 2012. The Company is an externally managed, non-diversified closed-end management investment company that has elected to be treated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the "1940 Act"). The Company is externally managed by SIC Advisors LLC (“SIC Advisors”), an investment adviser registered with the Securities and Exchange Commission (the “SEC”) under the Investment Advisers Act of 1940, as amended (the “Advisers Act”). SIC Advisors is a wholly owned subsidiary of Medley LLC, which is controlled by Medley Management Inc., a publicly traded asset management firm (NYSE: MDLY), which in turn is controlled by Medley Group LLC, an entity wholly-owned by the senior professionals of Medley LLC. The term “Medley” refers to the collective activities of Medley Capital LLC, Medley LLC, Medley Management Inc., Medley Group LLC, SIC Advisors, associated investment funds and their respective affiliates. The Company has elected, and intends to qualify annually, to be treated for U.S. federal income tax purposes as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”). The Company’s fiscal year-end is December 31.

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

Agreements and Plan of Mergers

The description of the Mergers (as defined below) and the Settlement (as defined below) set forth below are as of March 31, 2020. Subsequent to such date, the Amended MCC Merger Agreement (as defined below) and the Amended MDLY Merger Agreement (as defined below) were terminated. See “Note 15. Subsequent Developments” for more information.

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

On July 29, 2019, the Company entered into amended and restated definitive agreements with MCC and MDLY. Pursuant to the Amended and Restated Agreement and Plan of Merger, dated as of July 29, 2019 (the “Amended MCC Merger Agreement”), by and between MCC and the Company, MCC will, on the terms and subject to the conditions set forth in the Amended MCC Merger Agreement, merge with and into the Company, with the Company as the surviving company in the MCC Merger. In the MCC Merger, each share of MCC’s common stock, other than shares of MCC’s common stock held by MCC, the Company or their respective wholly owned subsidiaries, will be exchanged for the right to receive (i) 0.68 shares of the Company’s common stock if the attorneys’ fees of plaintiffs’ counsel and litigation expenses paid or incurred by plaintiffs’ counsel or advanced by plaintiffs in connection with the Delaware Action, as described below ( such fees and expenses, the “Plaintiff Attorney Fees”), are less than or equal to $10,000,000; (ii) 0.66 shares of the Company’s common stock if the Plaintiff Attorney Fees are equal to or greater than $15,000,000; (iii) between 0.68 and 0.66 per share of the Company’s common stock if the Plaintiff Attorney Fees are greater than $10,000,000 but less than $15,000,000, calculated on a descending basis, based on straight line interpolation between $10,000,000 and $15,000,000; or (iv) 0.66 shares of the Company’s common stock in the event that the Plaintiff’s Attorney Fees are not fully and finally determined prior to the closing of the MCC Merger (such ratio, the “MCC Merger Exchange Ratio”); provided that cash will be paid in lieu of fractional shares of the Company’s common stock issuable in the MCC Merger. Based upon the Plaintiff Attorney Fees approved by the Court of Chancery of the State of Delaware (the “Delaware Court of Chancery”) as set forth in the Order and Final Judgment entered into on December 20, 2019, as described below (the “Delaware Order and Final Judgment”), the MCC Merger Exchange Ratio will be 0.66 shares of the Company’s common stock. MCC and the Company are appealing the Delaware Order and Final Judgment with respect to the Delaware Court of Chancery’s ruling on the Plaintiff Attorney Fees. Under the Amended MCC Merger Agreement, the MCC Merger exchange ratio is not subject to adjustment based on changes in the NAV of the Company or the market price of MCC’s common stock before the MCC Merger effective time. In addition, under the Settlement, the defendant parties to the Settlement (other than MDLY) shall, among other things, deposit or cause to be deposited the Settlement Shares, the number of shares of which is to be calculated using the pro forma NAV of $6.37 per share as of June 30, 2019, and is not subject to subsequent adjustment based on changes in the NAV of the Company or the market price of MCC’s common stock before the MCC Merger effective time, provided that the MCC Merger is consummated by March 31, 2020, or, if consummated after March 31, 2020, only if the parties subsequently agree to extend the closing date on the same terms and conditions.

Pursuant to the Amended and Restated Agreement and Plan of Merger, dated as of July 29, 2019 (the “Amended MDLY Merger Agreement”), by and among MDLY, the Company, and Merger Sub, MDLY will, on the terms and subject to the conditions set forth in the Amended MDLY Merger Agreement, merge with and into Merger Sub, with Merger Sub as the surviving company in the MDLY Merger. In the MDLY Merger, each share of MDLY Class A Common Stock, issued and outstanding immediately prior to the MDLY Merger effective time (other than shares of MDLY Class A Common Stock held by MDLY, the Company or their respective wholly owned subsidiaries (the “Excluded MDLY Shares”) and the Dissenting Shares (as defined in the Amended MDLY Merger Agreement), held, immediately prior to the MDLY Merger effective time, by any person other than a Medley LLC Unitholder (as defined below)), will be exchanged for (i) 0.2668 shares of the Company’s common stock; provided that cash will be paid in lieu of fractional shares of the Company’s common stock; plus (ii) cash in an amount equal to $2.96 per share. In addition, in the MDLY Merger, each share of MDLY Class A Common Stock issued and outstanding immediately prior to the MDLY Merger effective time, other than the Excluded MDLY Shares and the Dissenting Shares, held, immediately prior to the MDLY Merger effective time, by holders of the issued and outstanding limited liability company interests of Medley LLC (the “Medley LLC Units” and, holders of the Medley LLC Units at any time on or after July 29, 2019, the “Medley LLC Unitholders”) will be exchanged for (i) 0.2072 shares of the Company’s common stock; provided that cash will be paid in lieu of fractional shares of the Company’s common stock; plus (ii) cash in an amount equal to $2.66 per share. Under the Amended MDLY Merger Agreement, the MDLY exchange ratios and the cash consideration amount was fixed on July 29, 2019, the date of the signing of the Amended MDLY Merger Agreement. The MDLY exchange ratios and the cash consideration amount are not subject to adjustment based on changes in the net asset value of Sierra or the market price of MDLY Class A common stock before the MDLY Merger effective time, provided that the MDLY Merger is consummated by March 31, 2020, or, if consummated after March 31, 2020, only if the parties subsequently agree to extend the closing date on the same terms and conditions.

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

Set forth below is a description of the Decision (as defined below), which should be read in the context of the impact of the Delaware Order and Final Judgment and corresponding Settlement.

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

The Delaware Court of Chancery held a trial on the plaintiffs’ motion for a preliminary injunction and issued a Memorandum Opinion (the “Decision”) on March 11, 2019. The Delaware Court of Chancery denied the plaintiffs’ requests to (i) permanently enjoin the MCC Merger and (ii) require MCC to conduct a “shopping process” for MCC on terms proposed by the plaintiffs in their complaint. The Delaware Court of Chancery held that MCC’s directors breached their fiduciary duties in entering into the MCC Merger, but rejected the plaintiffs’ claim that the Company aided and abetted those breaches of fiduciary duties. The Delaware Court of Chancery ordered the defendants to issue corrective disclosures consistent with the Decision, and enjoined a vote of MCC’s stockholders on the MCC Merger until such disclosures had been made and stockholders had the opportunity to assimilate that information.

On March 20, 2019, another purported stockholder class action was commenced by Stephen Altman against Brook Taube, Seth Taube, Jeff Tonkel, Arthur S. Ainsberg, Karin Hirtler-Garvey, Mark Lerdal, and John E. Mack in the Delaware Court of Chancery, captioned Altman v. Taube, Case No. 2019-0219 (the “Altman Action”). The complaint in the Altman Action alleged that the defendants breached their fiduciary duties to stockholders of MCC in connection with the vote of MCC’s stockholders on the proposed mergers. On April 8, 2019, the Delaware Court of Chancery granted a stipulation consolidating the Delaware Action and the Altman Action, designating the amended complaint in the Delaware Action as the operative complaint, and designating the plaintiffs in the Delaware Action and their counsel the lead plaintiffs and lead plaintiffs’ counsel, respectively.

On December 20, 2019, the Delaware Court of Chancery entered into the Delaware Order and Final Judgment approving the settlement of the Delaware Action (the “Settlement”). Pursuant to the Settlement, MCC agreed to certain amendments to (i) the MCC Merger Agreement and (ii) the MDLY Merger Agreement, which amendments are reflected in the Amended MCC Merger Agreement and the Amended MDLY Merger Agreement. The Settlement also provides for, if the MCC Merger is consummated, the creation of a settlement fund, consisting of $17 million in cash and $30 million of the Company’s common stock, with the number of shares of the Company’s common stock to be calculated using the pro forma NAV of $6.37 per share as of June 30, 2019, which will be distributed to eligible members of the Settlement Class (as defined in the Settlement). In addition, in connection with the Settlement, on July 29, 2019, MCC entered into a Governance Agreement with FrontFour Capital Group LLC, FrontFour Master Fund, Ltd., FrontFour Capital Corp., FrontFour Opportunity Fund, David A. Lorber, Stephen E. Loukas and Zachary R. George, pursuant to which, among other matters, FrontFour is subject to customary standstill restrictions and required to vote in favor of the MCC Merger at a meeting of stockholders to approve the Amended MCC Merger Agreement. The Settlement also provides for mutual releases between and among FrontFour and the Settlement Class, on the one hand, and the Medley Parties, on the other hand, of all claims that were or could have been asserted in the Delaware Action through September 26, 2019.

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

a,
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

Note 2. Significant Accounting Policies
Basis of Presentation
The Company follows the accounting and reporting guidance in the Financial Accounting Standards Board Accounting Standards Codification ("ASC") Topic 946 - Financial Services, Investment Companies ("ASC 946"). The accompanying consolidated financial statements have been prepared on the accrual basis of accounting in conformity with U.S. generally accepted accounting principles ("GAAP") and include the accounts of the Company and its wholly-owned subsidiaries, Alpine, Arbor, and the Taxable Subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. All references made to the "Company," "we," and "us" herein include Sierra Income Corporation and its consolidated subsidiaries, except as stated otherwise. Additionally, the accompanying consolidated financial statements of the Company and related financial information have been prepared pursuant to the requirements for reporting on Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain disclosures accompanying annual financial statements prepared in accordance with GAAP are omitted. In the opinion of management, the unaudited interim financial results contain all adjustments and reclassifications, which are of a normal recurring nature, that are necessary for the fair presentation of financial statements for the periods presented. Therefore, this Form 10-Q should be read in conjunction with the Company’s annual report on Form 10-K for the year ended December 31, 2019, which was filed with the SEC on March 20, 2020. The current period’s results of operations will not necessarily be indicative of results that ultimately may be achieved for the fiscal year ending December 31, 2020.

Cash and Cash Equivalents
The Company considers cash equivalents to be highly liquid investments or investments with original maturities of three months or less. Cash and cash equivalents include deposits in money market mutual funds. The Company deposits its cash in major U.S. financial institutions which, at times, may be in excess of the Federal Deposit Insurance Corporation insurance limits.

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

Deferred Transaction Costs
Transaction costs, incurred in connection with the Mergers by and among the Company, MCC, MDLY and Merger Sub (see Note 1), are deferred until the closing or termination of the Mergers. On May 1, 2020, the Amended MCC Merger Agreement and the Amended MDLY Merger Agreement were terminated. See “Note 15. Subsequent Developments” for more information.

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

The Company holds debt investments that contain a payment-in-kind (PIK) interest provision. PIK interest, which represents contractually deferred interest added to the investment balance that is generally due at maturity, is recorded on an accrual basis to the extent such amounts are expected to be collected. PIK interest is not accrued if the Company does not expect the issuer to be able to pay all principal and interest when due. For the three months ended March 31, 2020 and 2019, the Company earned PIK interest of $651,808 and $1,091,158, respectively.

Investment transactions are accounted for on a trade-date basis. Realized gains or losses on investments are measured by the difference between the net proceeds from the disposition and the amortized cost basis of investment, without regard to unrealized gains or losses previously recognized. For the three months ended March 31, 2020 the Company did not recognized any realized gains or losses on investments related to non-cash restructuring transactions. For the three months ended March 31, 2019, the Company recognized realized losses on investments of $5,388,280, related to certain non-cash restructuring transactions, which are recorded on the Consolidated Statements of Operations as a component of net realized gain/(loss) from non-controlled/non-affiliated investments and/or net realized gain/(loss) from controlled/affiliated investments. The Company reports changes in fair value of investments that are measured at fair value as a component of the net change in unrealized appreciation/(depreciation) on investments in the Consolidated Statements of Operations. For total return swap transactions (see Note 5), periodic payments are received or made at the end of each settlement period, but prior to settlement are recorded as realized gains or losses on total return swap in the Consolidated Statements of Operations.

Management reviews all loans that become 90 days or more past due on principal and interest or when there is reasonable doubt that principal or interest will be collected for possible placement on management's designation of non-accrual status. Accrued interest is generally reserved when a loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment regarding collectability. Loans on non-accrual status are restored to accrual status when past due principal and interest is paid and, in management’s judgment, are likely to remain current, although the Company may make exceptions to this general rule if the loan has sufficient collateral value and is in the process of collection. As of March 31, 2020, certain investments in sixteen portfolio companies were on non-accrual status with a combined cost of $140,738,101, or 17.3% of the cost of the Company's portfolio, and a combined fair value of $32,030,369, or 5.6% of the fair value of the Company's portfolio. As of March 31, 2020, certain investments in two portfolio companies were on partial non-accrual status with a combined cost of $18,617,271, or 2.3% of the cost of the Company's portfolio, and a combined fair value of $17,420,745, or 3.1% of the fair value of the Company's portfolio. As of December 31, 2019, ten portfolio companies were on non-accrual status with a combined cost of $92,443,091, or 11.6% of the cost of the Company's portfolio, and a combined fair value of $17,447,291, or 2.6% of the fair value of the Company's portfolio.

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

Over-the-counter derivative contracts, such as total return swaps (see Note 5), are fair valued using models that measure the change in fair value of reference assets underlying the swaps offset against any fees payable to the swap counterparty. The fair values of the reference assets underlying the swaps are determined using similar methods as described above for debt and equity investments where the Company also invests directly in such assets.

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

For the year ended December 31, 2019, the Company distributed at least 98% of its ordinary income and 98.2% of its capital gains, and as such, there was no excise tax accrual or expense recorded.

The Taxable Subsidiaries accrue income taxes payable based on the applicable corporate rates on the unrealized gains generated by the investments held by the Taxable Subsidiaries. As of March 31, 2020, the Company did not record a deferred tax liability. As of December 31, 2019, the Company recorded a deferred tax liability of $240,935 on the Consolidated Statements of Assets and Liabilities. The change in deferred tax liabilities is included as a component of net realized and unrealized gain/(loss) on investments on the Consolidated Statements of Operations.

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

The Company accounts for income taxes in conformity with ASC Topic 740 - Income Taxes (“ASC 740”). ASC 740 provides guidelines for how uncertain tax positions should be recognized, measured, presented and disclosed in financial statements. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions deemed to meet the “more-likely-than-not” threshold would be recorded as a tax benefit or expense in the current period. The Company recognizes interest and penalties, if any, related to unrecognized tax benefits as income tax expense in the Consolidated Statements of Operations. There were no interest or penalties due to material uncertain income tax positions at March 31, 2020 and 2019.

The following table reflects, for U.S. federal income tax purposes, the sources of the cash distributions that the Company has paid on its common stock for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31, 2020		Three Months Ended March 31, 2019
Source of Distribution	Distribution Amount	Percentage	Distribution Amount	Percentage
Ordinary income	$10,691,828	100.0%	$15,814,922	100.0%
Net realized gain	—	—	—	—
Return of capital	—	—	—	—
Distributions on a tax basis	$10,691,828	100.0%	$15,814,922	100.0%

As of March 31, 2020, for federal income tax purposes, the aggregate gross unrealized appreciation and the aggregate gross unrealized depreciation are $12,019,402 and $252,054,921, respectively. As of March 31, 2020, net unrealized depreciation is $240,035,519 based on a tax basis cost of $808,316,854.

As of March 31, 2019, for federal income tax purposes, the aggregate gross unrealized appreciation and the aggregate gross unrealized depreciation were $36,889,801 and $104,724,551, respectively. As of March 31, 2019, net unrealized depreciation was $67,834,750 based on a tax basis cost of $958,075,096.

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

Recently Adopted Accounting Pronouncements

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820) - Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement (“ASU 2018-13”). The primary focus of ASU 2018-13 is to improve the effectiveness of the disclosure requirements for fair value measurements. The changes affect all companies that are required to include fair value measurement disclosures. In general, the amendments in ASU 2018-13 are effective for all entities for fiscal years and interim periods within those fiscal years, beginning after December 15, 2019. After evaluating ASU 2018-13, the Company found no material changes to its fair value disclosures in the notes to the consolidated financial statements were necessary to comply with the pronouncement.

In March 2020, the FASB issued Accounting Standard Update (“ASU”) No. 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting.” This ASU provides optional exceptions for applying
GAAP to contract modifications, hedging relationships and other transactions affected by reference rate reform if certain criteria are met. ASU 2020-04 is elective and is effective on March 12, 2020 through December 31, 2022. The Company expects that the adoption of this guidance will not have a material impact on its consolidated financial statements.

Note 3. Investments
The following table shows the amortized cost and the fair value of the Company’s portfolio investments as of March 31, 2020:

	Amortized Cost	Percentage	Fair Value	Percentage
Senior secured first lien term loans	$405,261,570	49.8%	$314,110,335	55.3%
Senior secured second lien term loans	150,564,139	18.6	100,382,115	17.7
Senior secured first lien notes	14,470,250	1.8	8,670,253	1.5
Subordinated notes	68,957,826	8.5	42,193,531	7.4
Sierra Senior Loan Strategy JV I LLC	92,050,000	11.4	42,474,224	7.5
Equity/warrants	79,910,097	9.9	60,450,877	10.6
Total	$811,213,882	100.0%	$568,281,335	100.0%

The following table shows the amortized cost and the fair value of the Company’s portfolio investments as of December 31, 2019:

	Amortized Cost	Percentage	Fair Value	Percentage
Senior secured first lien term loans	$382,580,269	48.0%	$328,816,197	48.7%
Senior secured second lien term loans	157,794,323	19.8	122,817,885	18.2
Senior secured first lien notes	15,217,625	1.9	14,354,825	2.1
Subordinated notes	70,422,851	8.8	63,021,420	9.3
Sierra Senior Loan Strategy JV I LLC	92,050,000	11.5	68,434,389	10.1
Equity/warrants	79,968,093	10.0	78,179,214	11.6
Total	$798,033,161	100.0%	$675,623,930	100.0%

The following table shows the composition of the Company’s portfolio investments by industry classification at amortized cost and fair value as of March 31, 2020:

Industry Classification	Amortized Cost	Percentage	Fair Value	Percentage
Multi-Sector Holdings	$159,846,834	19.7%	$83,712,377	14.8%
High Tech Industries	89,347,936	11.0%	77,571,982	13.7%
Services: Business	136,202,682	16.8%	70,329,674	12.4%
Healthcare & Pharmaceuticals	63,422,521	7.8%	56,523,542	9.9%
Banking, Finance, Insurance & Real Estate	44,350,319	5.5%	49,756,783	8.8%
Construction & Building	40,149,275	5.0%	34,486,687	6.1%
Aerospace & Defense	34,877,290	4.3%	31,719,245	5.6%
Wholesale	34,494,761	4.3%	23,962,090	4.2%
Consumer Goods: Durable	21,676,250	2.7%	22,315,069	3.9%
Automotive	28,785,016	3.6%	21,329,952	3.8%
Containers, Packaging & Glass	16,082,517	2.0%	14,996,190	2.6%
Hotel, Gaming & Leisure	21,245,481	2.6%	14,815,486	2.6%
Transportation: Cargo	12,522,056	1.5%	12,072,031	2.1%
Chemicals, Plastics & Rubber	10,067,823	1.2%	8,050,693	1.4%
Media: Diversified & Production	15,681,316	1.9%	7,249,847	1.3%
Forest Products & Paper	6,444,869	0.8%	7,030,225	1.2%
Transportation: Consumer	7,160,618	0.9%	6,385,679	1.1%
Environmental Industries	5,084,414	0.6%	6,068,303	1.1%
Capital Equipment	6,795,515	0.8%	5,766,486	1.0%
Consumer Goods: Non-durable	4,900,000	0.6%	4,477,130	0.8%
Metals & Mining	3,345,008	0.4%	3,345,051	0.6%
Energy: Oil & Gas	21,720,178	2.7%	3,112,240	0.5%
Media: Broadcasting & Subscription	10,408,142	1.3%	1,297,085	0.2%
Media: Advertising, Printing & Publishing	8,381,703	1.0%	1,118,750	0.2%
Retail	8,221,358	1.0%	788,738	0.1%
Total	$811,213,882	100.0%	$568,281,335	100.0%

The following table shows the composition of the Company’s portfolio investments by industry classification at amortized cost and fair value as of December 31, 2019:

Industry Classification	Amortized Cost	Percentage	Fair Value	Percentage
Multi-Sector Holdings	$161,308,341	20.2%	$130,278,650	19.2%
High Tech Industries	86,735,849	10.8	81,531,661	12.1
Services: Business	131,560,449	16.5	81,285,736	12.0
Healthcare & Pharmaceuticals	59,511,718	7.5	57,374,851	8.5
Banking, Finance, Insurance & Real Estate	45,286,982	5.7	52,049,297	7.7
Construction & Building	42,797,402	5.4	39,865,739	5.9
Wholesale	34,519,910	4.3	35,186,289	5.2
Aerospace & Defense	34,876,226	4.4	34,475,020	5.1
Consumer Goods: Durable	21,962,500	2.8	24,214,089	3.6
Hotel, Gaming & Leisure	21,373,829	2.7	21,365,163	3.2
Automotive	22,312,149	2.8	19,861,655	2.9
Containers, Packaging & Glass	16,263,768	2.0	15,655,179	2.3
Transportation: Cargo	12,734,167	1.6	12,771,231	1.9
Energy: Oil & Gas	21,692,260	2.7	10,007,469	1.5
Chemicals, Plastics & Rubber	10,090,722	1.3	9,505,614	1.4
Media: Diversified & Production	14,279,258	1.8	9,493,583	1.4
Forest Products & Paper	6,455,137	0.8	7,182,914	1.1
Transportation: Consumer	6,966,133	0.9	6,877,180	1.0
Capital Equipment	6,778,258	0.8	6,537,927	1.0
Environmental Industries	5,021,241	0.6	6,414,400	0.9
Consumer Goods: Non-durable	4,912,500	0.6	4,721,895	0.7
Metals & Mining	3,257,979	0.4	3,258,022	0.5
Media: Broadcasting & Subscription	10,408,142	1.3	2,163,218	0.3
Retail	8,304,830	1.0	1,846,648	0.3
Media: Advertising, Printing & Publishing	8,623,411	1.1	1,700,500	0.3
Total	$798,033,161	100.0%	$675,623,930	100.0%

The following table shows the composition of the Company’s portfolio investments by geography classification at fair value as of March 31, 2020 and December 31, 2019:

	March 31, 2020		December 31, 2019
Geography	Fair Value	Percentage	Fair Value	Percentage
United States	$527,043,182	92.7%	$613,779,669	90.8%
Cayman Islands	41,238,153	7.3	61,844,261	9.2
Total	$568,281,335	100.0%	$675,623,930	100.0%

Transactions with Controlled/Affiliated Companies

During the three months ended March 31, 2020 and 2019, the Company had investments in portfolio companies designated as controlled/affiliated investments under the 1940 Act. Transactions with controlled/affiliated investments were as follows:

Name of Investment(3)	Type of Investment	Fair Value at December 31, 2019	Purchases/ (Sales) of Investments	Transfers In/(Out) of Investments	Net change in unrealized appreciation/ (depreciation)	Realized Gain/(Loss)	Fair Value at March 31, 2020	Income Earned
1888 Industrial Services, LLC	Revolving Credit Facility	$1,183,094	$21,453	$—	$—	$—	$1,204,547	$21,237
	Senior Secured First Lien Term Loan	3,315,574	—	—	(3,315,574)	—	—	58,168
	Senior Secured First Lien Term Loan	2,113,617	—	—	(2,113,617)	—	—	—
	Senior Secured First Lien Term Loan	416,940	—	—	(310,875)	—	106,065	7,315
	Senior Secured First Lien Term Loan	79,986	1,404	—	—	—	81,390	1,403
	Senior Secured First Lien Term Loan	288,300	5,061	—	—	—	293,361	5,058
	Membership Units	—	—	—	—	—	—	—
Access Media Holdings, LLC	Senior Secured First Lien Term Loan	2,251,418	—	—	(866,133)	—	1,385,285	—
	Common Stock	—	—	—	—	—	—	—
	Preferred Equity	—	—	—	—	—	—	—
	Preferred Equity	—	—	—	—	—	—	—
	Preferred Equity	(88,200)	—	—	—	—	(88,200)	—
Caddo Investors Holdings 1 LLC	Equity	5,765,253	—	—	(49,087)	—	5,716,166	—
Charming Charlie LLC	Senior Secured First Lien Term Loan	—	—	—	—	—	—	—
	Senior Secured First Lien Term Loan	—	—	—	—	—	—	—
	Senior Secured First Lien Term Loan	112,981	(12,125)	—	(29,575)	—	71,281	6,437
	Senior Secured First Lien Term Loan	628,025	(67,400)	—	(164,400)	—	396,225	—
	Common Stock	—	—	—	—	—	—	—
Dynamic Energy Services International LLC	Revolving Credit Facility	—	—	—	—	—	—	—
	Senior Secured First Lien Term Loan	692,431	—	—	(249,362)	—	443,069	—
	Equity	—	—	—	—	—	—	—
Kemmerer Operations, LLC	Senior Secured First Lien Term Loan	461,035	17,481	—	—	—	478,516	17,488
	Senior Secured First Lien Delayed Draw Term Loan	1,834,227	69,548	—	—	—	1,903,775	69,577
	Equity	962,760	—	—	—	—	962,760	—
MCM 500 East Pratt Holdings, LLC	Equity	7,350,000	—	—	—	—	7,350,000	94,677
MCM Capital Office Park Holdings LLC	Equity	11,775,000	—	—	1,725,000	—	13,500,000	279,480
Sierra Senior Loan Strategy JV I LLC(2)	Equity	68,434,389	—	—	(25,960,165)	—	42,474,224	1,400,000
TwentyEighty, Inc.	Common Units	644,597	(232,393)	—	(190,851)	232,392	453,745	—
Total		$108,221,427	$(196,971)	$—	$(31,524,640)	$232,392	$76,732,209	$1,960,840

Name of Investment(3)	Type of Investment	Fair Value at December 31, 2018	Purchases/ (Sales) of Investments	Transfers In/(Out) of Investments	Net change in unrealized appreciation/ (depreciation)	Realized Gain/(Loss)	Fair Value at March 31, 2019	Income Earned
1888 Industrial Services, LLC	Revolving Credit Facility	$943,344	$125,780	$—	$—	$—	$1,069,124	$19,424
	Senior Secured First Lien Term Loan	3,144,481	—	—	—	—	3,144,481	61,290
	Senior Secured First Lien Term Loan	6,005,623	59,895	—	(1,471,420)	—	4,594,098	—
	Membership Units	—	—	—	—	—	—	—
Access Media Holdings, LLC	Senior Secured First Lien Term Loan	5,141,747	—	—	(447,096)	—	4,694,651	—
	Common Stock	—	—	—	—	—	—	—
	Preferred Equity	—	—	—	—	—	—	—
	Preferred Equity	—	—	—	—	—	—	—
	Preferred Equity	(88,200)	—	—	—	—	(88,200)	—
Caddo Investors Holdings 1 LLC	Equity	5,186,935	—	—	171,140	—	5,358,075	—
Capstone Nutrition, Inc.	Senior Secured First Lien Term Loan	9,524,176			(2,218,617)	—	7,305,559	—
	Senior Secured First Lien Delayed Draw Term Loan	4,282,981	—	—	(997,703)	—	3,285,278	—
	Senior Secured First Lien Incremental Delayed Draw Term Loan	1,745,510	1,049,770	—	—	—	2,795,280	106,573
	Common Stock	—	—	—	—	—	—	—
	Common Stock	—	—	—	—	—	—	—
	Common Stock	—	—	—	—	—	—	—
Charming Charlie LLC	Senior Secured First Lien Term Loan	3,121,470	—	—	(849,451)	—	2,272,019	—
	Senior Secured First Lien Term Loan	1,515,547	50,681	—	(1,566,228)	—	—	—
	Senior Secured First Lien Term Loan	182,617	—	—	—	—	182,617	9,131
	Senior Secured First Lien Term Loan	—	—	—	—	—	—	3,119
	Common Stock	—	—	—	—	—	—	11,849
Dynamic Energy Services International LLC	Revolving Credit Facility	—	757,459	246,677			1,004,136	20,024
	Senior Secured First Lien Term Loan	—	—	9,828,831	(3,823,676)	(5,379,805)	625,350	—
	Equity	—	—	—	—	—	—	—
MCM 500 East Pratt Holdings, LLC	Equity	5,000,000	—	—	—	—	5,000,000	—
MCM Capital Office Park Holdings LLC	Equity	12,499,125	—	—	(1,661,625)	—	10,837,500	—
Medley Chiller Holdings LLC	Equity	9,098,157	2,125,000	—	14,658,153	—	25,881,310	—
Nomida LLC(1)	Equity	989,820	—	—	—	—	989,820	—
Sierra Senior Loan Strategy JV I LLC(2)	Equity	82,515,860	—	—	(1,756,756)	—	80,759,104	2,012,500
TwentyEighty, Inc.	Senior Secured First Lien Term Loan	6,975,035	68,200	—	(35,216)	—	7,008,019	141,073
	Senior Secured First Lien Term Loan	6,497,461	198,099	—	100,706	—	6,796,266	150,573
	Senior Secured First Lien Term Loan	319,870	(37,030)	—	2,879	181	285,900	8,690
	Senior Secured First Lien Term Loan	—	—	—	—	—	—	587
	Equity	404,943	—	—	3,059,441	—	3,464,384	—
Total		$165,006,502	$4,397,854	$10,075,508	$3,164,531	$(5,379,624)	$177,264,771	$2,544,833

(1)
Nomida, LLC ("Nomida") is a non-public real estate investment formed by the Company to purchase and develop a residential property. The Company is the sole equity shareholder of Nomida and has provided 100% of the debt financing to the entity. The Company is Nomida’s sole member responsible for Nomida’s daily operations. In addition, the Chief Financial Officer and Secretary of the Company also serves as President of Nomida. The assets of Nomida are comprised of a residential development property in the city of Chicago, IL and the proceeds of the loan from the Company; the liabilities of Nomida consist of the loan payable to the Company. As of March 31, 2020, the loan payable has been fully paid off.

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

(3)	The par amount and additional detail are shown in the consolidated schedule of investments

Purchases/(sales) of investments in controlled/affiliated investments are included in the purchases and sales presented on the Consolidated Statements of Cash Flows for the three months ended March 31, 2020 and 2019. Transfers in/(out) of controlled/affiliated represents the fair value for the month an investment became or was removed as a controlled/affiliates investment. Income received from controlled/affiliated investments is included in total investment income on the Consolidated Statements of Operations for the three months ended March 31, 2020 and 2019.

In connection with certain of the Company’s investments, the Company receives warrants that are obtained for the objective of increasing the total investment returns and are not held for hedging purposes. As of March 31, 2020 and December 31, 2019, the total fair value of warrants were $0 and $21,469, respectively, and were included in investments at fair value on the Consolidated Statements of Assets and Liabilities. Total realized and change in unrealized gains (losses) related to warrants for the three months ended March 31, 2020 and 2019 were $(21,469) and $173, respectively, and were recorded on the Consolidated Statements of Operations in those accounts. The Company receives warrants in connection with individual investments and are not subject to master netting arrangements.

As of March 31, 2020, the Company held loans it has made directly to 64 investee companies with aggregate principal amounts of $657.7 million. As of December 31, 2019, the Company held loans it has made directly to 62 investee companies with aggregate principal amounts of $643.5 million. During the three months ended March 31, 2020 and 2019, the Company made 12 and 28 loans to investee companies, respectively, with aggregate principal amounts of $35.1 million and $67.9 million, respectively. The details of the Company’s loans have been disclosed on the consolidated schedule of investments as well as in Note 4.

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

As of March 31, 2020 and December 31, 2019, Sierra JV had total capital commitments of $116 million, with the Company providing $101.5 million and GALIC providing $14.5 million. Approximately $105.2 million was funded as of March 31, 2020 and December 31, 2019, relating to these commitments, of which $92.1 million was from the Company. The Company does not have the right to withdraw any of their respective capital commitment, unless in connection with a transfer of its membership interests. The Company may transfer full membership interests as long as it is approved by all members and transferred in a transaction exempt from the registration requirements of the Securities Act of 1933, as amended, or applicable state securities laws.

At March 31, 2020 and December 31, 2019, Sierra JV had a $250 million senior secured revolving credit facility (the "JV Facility") with Deutsche Bank, AG, New York Branch ("DB"). On March 29, 2019, Sierra JV amended the Credit Facility and extended the reinvestment period. On March 29, 2019, the JV Facility reinvestment period was extended from March 30, 2019 to June 28, 2019. On June 28, 2019, the JV Facility reinvestment period was further extended from June 28, 2019 to October 28, 2019. On October 28, 2019, the JV Facility reinvestment period was further extended from October 28, 2019 to March 31, 2020 and the interest rate was modified from bearing an interest rate of LIBOR (with a 0.00% floor) + 2.50% per annum to LIBOR (with a 0.00% floor) +

2.75% per annum. On March 31, 2020, the JV Facility reinvestment period was further extended from March 31, 2020 to April 30, 2020. On April 30, 2020, the JV Facility reinvestment period was further extended from April 30, 2020 to July 31, 2020. Effective as of April 30, 2020, the maturity date was extended to July 31, 2023.The JV Facility is secured substantially by all of Sierra JV's assets, subject certain exclusions set forth in the Credit Facility. As of March 31, 2020 and December 31, 2019, there was $204.9 million outstanding under the JV Facility.

The following table shows a summary of Sierra JV's portfolio as of March 31, 2020 and December 31, 2019:

	March 31, 2020	December 31, 2019
	(unaudited)
Senior secured loans(1)	$258,055,426	$255,853,296
Weighted average current interest rate on senior secured loans(2)	6.28%	6.86%
Number of borrowers in the Sierra JV	60	60
Investments at fair value	$212,132,017	$238,316,936
Largest loan to a single borrower(1)	$10,769,072	$10,826,856
Total of five largest loans to borrowers(1)	$43,203,189	$43,344,178

(1)	At par value.

(2)	Computed as the (a) annual stated interest rate on accruing senior secured loans, divided by (b) total senior secured loans at principal amount.

The following is a listing of the individual investments in Sierra JV's portfolio as of March 31, 2020 (unaudited):

Company	Industry	Type of Investment	Maturity	Par Amount	Cost	Fair Value(1)
4Over International, LLC	Media: Advertising, Printing & Publishing	Senior Secured First Lien Term Loan (LIBOR + 6.00%, 1.00% LIBOR Floor)(1)	6/7/2022	$10,769,072	$10,769,072	$9,939,854
Acrisure, LLC	Banking, Finance, Insurance & Real Estate	Senior Secured First Lien Term Loan (LIBOR + 4.25%, 1.00% LIBOR Floor)(1)	2/15/2027	4,352,698	4,353,249	3,692,829
Callaway Golf Company	Consumer Goods: Durable	Senior Secured First Lien Term Loan (LIBOR + 4.50%, 1.00% LIBOR Floor)(1)	1/4/2026	2,759,312	2,715,180	2,450,270
Cambrex Corporation	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loan (LIBOR + 5.00%, 1.00% LIBOR Floor)(1)	12/4/2026	3,990,000	3,913,763	3,686,361
Cardenas Markets LLC	Retail	Senior Secured First Lien Term Loan (LIBOR + 5.75%, 1.00% LIBOR Floor)(1)	11/29/2023	6,288,750	6,255,830	5,845,393
CHA Consulting, Inc.	Construction & Building	Senior Secured First Lien Term Loan (LIBOR + 4.50%, 1.00% LIBOR Floor)(1)	4/10/2025	1,347,244	1,342,412	1,258,191
CHA Consulting, Inc.	Construction & Building	Senior Secured First Lien Term Loan (LIBOR + 4.50%, 1.00% LIBOR Floor)(1)	4/10/2025	595,500	595,500	556,137
Covenant Surgical Partners, Inc.	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loan (LIBOR + 4.00%)(1)	7/1/2026	4,975,031	4,930,498	3,950,911
CT Technologies Intermediate Holdings, Inc.	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loan (LIBOR + 4.25%, 1.00% LIBOR Floor)(1)	12/1/2021	4,110,324	4,061,412	3,192,078
Directbuy Home Improvement, Inc.	Retail	Senior Secured First Lien Term Loan (LIBOR + 6.50%, 1.00% LIBOR Floor)(1)(4)	6/20/2022	274,413	274,413	41,162
Directbuy Home Improvement, Inc.	Retail	Common Stock - 201,591 shares		201,591	79,237	—
Envision Healthcare Corporation	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loan (LIBOR + 3.75%, 1.00% LIBOR Floor)(1)	10/10/2025	1,950,313	1,894,690	1,126,305
GC EOS Buyer, Inc.	Automotive	Senior Secured First Lien Term Loan (LIBOR + 4.50%, 1.00% LIBOR Floor)(1)	8/1/2025	3,427,687	3,386,158	2,570,765
GK Holdings, Inc.	Services: Business	Senior Secured First Lien Term Loan (LIBOR + 6.00%, 1.00% LIBOR Floor)(1)	1/20/2021	3,895,673	3,891,893	3,240,032
Glass Mountain Pipeline Holdings, LLC	Energy: Oil & Gas	Senior Secured First Lien Term Loan (LIBOR + 4.50%, 1.00% LIBOR Floor)(1)	12/23/2024	4,875,500	4,863,091	2,888,734

Company	Industry	Type of Investment	Maturity	Par Amount	Cost	Fair Value(1)
Golden West Packaging Group LLC	Forest Products & Paper	Senior Secured First Lien Term Loan (LIBOR + 5.75%, 1.00% LIBOR Floor)(1)	6/20/2023	4,092,193	4,092,193	3,793,872
High Ridge Brands Co.	Consumer Goods: Non-Durable	Senior Secured First Lien Term Loan (LIBOR + 7.00%, 1.00% LIBOR Floor)(1)	4/18/2020	143,852	143,082	143,852
High Ridge Brands Co.	Consumer Goods: Non-Durable	Senior Secured First Lien Term Loan (LIBOR + 7.00%, 1.00% LIBOR Floor)(1)	4/18/2020	143,852	143,852	143,852
High Ridge Brands Co.	Consumer Goods: Non-Durable	Senior Secured First Lien Term Loan (LIBOR + 7.00%, 1.00% LIBOR Floor)(1)(4)	6/30/2022	2,887,398	2,870,522	997,019
Highline Aftermarket Acquisitions, LLC	Automotive	Senior Secured First Lien Term Loan (LIBOR + 3.50%, 1.00% LIBOR Floor)(1)	4/26/2025	4,045,588	4,035,825	3,335,183
Infogroup, Inc.	Services: Business	Senior Secured First Lien Term Loan (LIBOR + 5.00%, 1.00% LIBOR Floor)(1)	4/3/2023	4,850,000	4,825,505	3,857,690
Intermediate LLC	High Tech Industries	Senior Secured First Lien Term Loan (LIBOR + 4.00%, 1.00% LIBOR Floor)(1)	7/1/2026	2,736,250	2,720,504	2,416,930
Isagenix International, LLC	Wholesale	Senior Secured First Lien Term Loan (LIBOR + 5.75%, 1.00% LIBOR Floor)(1)	6/16/2025	2,711,859	2,700,411	950,235
IXS Holdings, Inc.	Automotive	Senior Secured First Lien Term Loan (LIBOR + 5.00%, 1.00% LIBOR Floor)(1)	3/5/2027	3,000,000	2,970,224	2,970,000
Jordan Health Products I, Inc.	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loan (LIBOR + 5.00%, 1.00% LIBOR Floor)(1)	5/15/2025	5,155,539	5,097,149	2,909,271
Keystone Acquisition Corp.	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loan (LIBOR + 5.25%, 1.00% LIBOR Floor)(1)	5/1/2024	6,131,257	6,063,595	5,552,466
KNB Holdings Corporation	Consumer Goods: Durable	Senior Secured First Lien Term Loan (LIBOR + 5.50%, 1.00% LIBOR Floor)(1)	4/26/2024	4,807,267	4,751,246	2,635,824
Liasion Acquisition, LLC	High Tech Industries	Senior Secured First Lien Term Loan (LIBOR + 4.50%, 1.00% LIBOR Floor)(1)	12/20/2026	6,483,750	6,468,169	5,973,479
LifeMiles Ltd.	Services: Consumer	Senior Secured First Lien Term Loan (LIBOR + 5.50%, 1.00% LIBOR Floor)(1)	8/18/2022	4,533,162	4,521,367	3,615,197
Manna Pro Products, LLC	Consumer Goods: Non-Durable	Senior Secured First Lien Term Loan (LIBOR + 6.00%, 1.00% LIBOR Floor)(1)	12/8/2023	3,013,958	3,013,958	2,753,854
Manna Pro Products, LLC	Consumer Goods: Non-Durable	Senior Secured First Lien Term Loan (LIBOR + 6.00%, 1.00% LIBOR Floor)(1)	12/8/2023	612,042	612,042	559,222
MediaOcean	Media: Advertising, Printing & Publishing	Senior Secured First Lien Term Loan (LIBOR + 4.00%, 1.00% LIBOR Floor)(1)	8/18/2025	1,750,000	1,745,879	1,627,500
NGS US Finco, LLC	Capital Equipment	Senior Secured First Lien Term Loan (LIBOR + 4.25%, 1.00% LIBOR Floor)(1)	10/1/2025	2,962,500	2,951,326	2,495,906
Northern Star Industries, Inc.	Capital Equipment	Senior Secured First Lien Term Loan (LIBOR + 4.75%, 1.00% LIBOR Floor)(1)	3/28/2025	4,165,000	4,150,077	3,347,411
Nuvei Technologies Corp.	Banking, Finance, Insurance & Real Estate	Senior Secured First Lien Term Loan (LIBOR + 5.00%, 1.00% LIBOR Floor)(1)	9/29/2025	4,826,747	4,787,705	4,417,922
Nuvei Technologies Corp.	Banking, Finance, Insurance & Real Estate	Senior Secured First Lien Term Loan (LIBOR + 5.00%, 1.00% LIBOR Floor)(1)	9/29/2025	975,269	975,269	892,663
Nuvei Technologies Corp.	Banking, Finance, Insurance & Real Estate	Senior Secured First Lien Term Loan (LIBOR + 5.00%, 1.00% LIBOR Floor)(1)	9/29/2025	707,074	707,073	647,184
Offen, Inc.	Transportation: Cargo	Senior Secured First Lien Term Loan (LIBOR + 5.00%)(1)	6/22/2026	3,645,022	3,612,493	3,389,935
Patriot Rail Company LLC	Transportation: Cargo	Senior Secured First Lien Term Loan (LIBOR + 5.25%, 1.00% LIBOR Floor)(1)	10/19/2026	1,750,000	1,717,193	1,570,975

Company	Industry	Type of Investment	Maturity	Par Amount	Cost	Fair Value(1)
Peraton Corp.	Aerospace and Defense	Senior Secured First Lien Term Loan (LIBOR + 5.25%, 1.00% LIBOR Floor)(1)	4/29/2024	3,389,015	3,379,106	3,179,913
PetroChoice Holdings, Inc.	Chemicals, Plastics and Rubber	Senior Secured First Lien Term Loan (LIBOR + 5.00%, 1.00% LIBOR Floor)(1)	8/19/2022	6,805,165	6,790,214	5,619,025
Phoenix Guarantor Inc.	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loan (LIBOR + 3.25%)(1)	3/5/2026	3,970,050	3,917,313	3,422,620
Plaskolite PPC Intermediate II LLC	Chemicals, Plastics and Rubber	Senior Secured First Lien Term Loan (LIBOR + 4.25%, 1.00% LIBOR Floor)(1)	12/15/2025	3,209,375	3,159,136	3,028,687
Port Townsend Holdings Company, Inc.	Forest Products & Paper	Senior Secured First Lien Term Loan (LIBOR + 4.75%, 1.00% LIBOR Floor)(1)	4/3/2024	2,960,962	2,941,004	2,641,178
PT Network, LLC	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loan (LIBOR + 5.50%, 1.00% LIBOR Floor, 2% PIK)(1)(5)	11/30/2023	4,461,974	4,237,249	4,015,776
PT Network, LLC	Healthcare & Pharmaceuticals	Class C Common Stock		1	—	—
PVHC Holding Corp	Containers, Packaging and Glass	Senior Secured First Lien Term Loan (LIBOR + 4.75%, 1.00% LIBOR Floor)(1)	8/5/2024	1,962,389	1,955,205	1,615,607
Quartz Holding Company	High Tech Industries	Senior Secured First Lien Term Loan (LIBOR + 4.00%, 1.00% LIBOR Floor)(1)	4/2/2026	6,450,006	6,429,444	5,906,916
RB Media, Inc.	Media: Diversified & Production	Senior Secured First Lien Term Loan (LIBOR + 4.25%, 1.00% LIBOR Floor)(1)	8/29/2025	5,435,485	5,393,340	4,684,844
Rough Country, LLC	Automotive	Senior Secured First Lien Term Loan (LIBOR + 3.50%, 1.00% LIBOR Floor)(1)	5/25/2023	4,698,652	4,685,411	4,255,099
Safe Fleet Holdings LLC	Automotive	Senior Secured First Lien Term Loan (LIBOR + 3.00%, 1.00% LIBOR Floor)(1)	2/3/2025	1,329,133	1,290,227	1,201,802
Safe Fleet Holdings LLC	Automotive	Senior Secured First Lien Term Loan (LIBOR + 3.75%, 1.00% LIBOR Floor)(1)	2/3/2025	1,684,453	1,695,948	1,530,999
Salient CRGT Inc.	High Tech Industries	Senior Secured First Lien Term Loan (LIBOR + 6.50%, 1.00% LIBOR Floor)(1)	2/28/2022	4,346,726	4,313,172	3,864,674
SCS Holdings I Inc.	Wholesale	Senior Secured First Lien Term Loan (LIBOR + 3.50%, 1.00% LIBOR Floor)(1)	7/1/2026	2,233,153	2,227,757	1,941,503
Shift4 Payments, LLC	Banking, Finance, Insurance & Real Estate	Senior Secured First Lien Term Loan (LIBOR + 4.50%, 1.00% LIBOR Floor)(1)	11/29/2024	9,775,000	9,742,353	9,199,253
Sierra Enterprises, LLC	Beverage & Food	Senior Secured First Lien Term Loan (LIBOR + 4.00%, 1.00% LIBOR Floor)(1)	11/11/2024	3,899,099	3,890,726	3,659,695
Simplified Logistics, LLC	Services: Business	Senior Secured First Lien Term Loan (LIBOR + 6.50%, 1.00% LIBOR Floor)(1)	2/27/2022	3,465,000	3,396,159	3,260,219
Syniverse Holdings, Inc.	High Tech Industries	Senior Secured First Lien Term Loan (LIBOR + 5.00%, 1.00% LIBOR Floor)(1)	3/9/2023	2,920,152	2,902,887	1,863,641
The Imagine Group, LLC	Media: Advertising, Printing & Publishing	Senior Secured First Lien Term Loan (LIBOR + 4.75%, 1.00% LIBOR Floor)(1)	6/21/2022	7,760,000	7,724,719	1,435,600
The Octave Music Group, Inc.	Media: Diversified & Production	Senior Secured First Lien Term Loan (LIBOR + 5.25%, 1.00% LIBOR Floor)(1)	5/29/2025	6,000,000	5,940,847	5,428,800
ThoughtWorks, Inc.	High Tech Industries	Senior Secured First Lien Term Loan (LIBOR + 3.75%, 1.00% LIBOR Floor)(1)	10/11/2024	6,641,146	6,621,848	5,749,240
Tortoise Borrower LLC	Banking, Finance, Insurance & Real Estate	Senior Secured First Lien Term Loan (LIBOR + 3.50%, 1.00% LIBOR Floor)(1)	1/31/2025	2,425,500	2,417,100	2,073,075
United Road Services, Inc.	Transportation: Cargo	Senior Secured First Lien Term Loan (LIBOR + 5.75%, 1.00% LIBOR Floor)(1)	9/2/2024	3,699,998	3,688,035	2,869,718

Company	Industry	Type of Investment	Maturity	Par Amount	Cost	Fair Value(1)
Vero Parent, Inc.	High Tech Industries	Senior Secured First Lien Term Loan (LIBOR + 6.25%, 1.00% LIBOR Floor)(1)	8/16/2024	3,895,700	3,874,200	3,076,045
Wawona Delaware Holdings, LLC	Beverage & Food	Senior Secured First Lien Term Loan (LIBOR + 4.75%, 1.00% LIBOR Floor)(1)	9/11/2026	4,950,125	4,904,391	4,251,662
Wok Holdings Inc.	Retail	Senior Secured First Lien Term Loan (LIBOR + 6.50%, 1.00% LIBOR Floor)(1)	3/1/2026	6,583,500	6,535,386	4,542,615
Wrench Group LLC	Services: Consumer	Senior Secured First Lien Term Loan (LIBOR + 4.00%, 1.00% LIBOR Floor)(1)	4/30/2026	2,214,516	2,197,290	2,058,525
Wrench Group LLC	Services: Consumer	Senior Secured First Lien Term Loan (LIBOR + 4.00%, 1.00% LIBOR Floor)(1)	4/30/2026	227,513	225,267	225,267
Xebec Global Holdings, LLC	High Tech Industries	Senior Secured First Lien Term Loan (LIBOR + 5.25%, 1.00% LIBOR Floor)(1)	2/12/2024	8,093,951	8,093,951	7,633,405
Z Medica, LLC	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loan (LIBOR + 5.50%, 1.00% LIBOR Floor)(1)	9/29/2022	2,625,000	2,625,000	2,460,150
Total				$258,055,426	$256,197,742	$212,132,017

(1)	Represents the weighted average annual current interest rate as of March 31, 2020. All interest rates are payable in cash, unless otherwise noted.

(2)	Represents the fair value in accordance with ASC Topic 820. The determination of such fair value is not included in the Company’s board of directors’ valuation process described elsewhere herein.

(3)	Percentage is based on Sierra JV's net assets of $51,014,288 as of March 31, 2020.

(4)	The investment was on non-accrual status as of March 31, 2020.

(5)	Par amount includes accumulated paid-in-kind ("PIK") interest and is net of repayments.

The following is a listing of the individual investments in Sierra JV's portfolio as of December 31, 2019:

Company	Industry	Type of Investment	Maturity	Par Amount	Cost	Fair Value(1)
4Over International, LLC	Media: Advertising, Printing & Publishing	Senior Secured First Lien Term Loan (LIBOR + 6.00%, 1.00% LIBOR Floor)(1)	6/7/2022	$10,826,856	$10,826,856	$10,648,215
Acrisure, LLC	Banking, Finance, Insurance & Real Estate	Senior Secured First Lien Term Loan (LIBOR + 4.25%, 1.00% LIBOR Floor)(4)	11/22/2023	3,182,966	3,183,838	3,187,103
Brightspring Health Services	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loan (LIBOR + 4.50%)(2)	3/5/2026	3,980,000	3,933,275	3,998,905
Callaway Golf Company	Consumer Goods: Durable	Senior Secured First Lien Term Loan (LIBOR + 4.50%, 1.00% LIBOR Floor)(2)	1/4/2026	2,766,749	2,720,217	2,794,418
Cambrex Corporation	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loan (LIBOR + 5.00%, 1.00% LIBOR Floor)(2)	12/4/2026	4,000,000	3,920,721	3,920,000
Cardenas Markets LLC	Retail	Senior Secured First Lien Term Loan (LIBOR + 5.75%, 1.00% LIBOR Floor)(2)	11/29/2023	6,305,000	6,269,750	6,195,293
CHA Consulting, Inc.	Construction & Building	Senior Secured First Lien Term Loan (LIBOR + 4.50%, 1.00% LIBOR Floor)(4)	4/10/2025	1,350,672	1,345,582	1,347,565
CHA Consulting, Inc.	Construction & Building	Senior Secured First Lien Term Loan (LIBOR + 4.50%, 1.00% LIBOR Floor)(4)(6)	4/10/2025	597,000	597,000	595,627
Covenant Surgical Partners, Inc.	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loan (LIBOR + 4.00%)(2)(6)	7/1/2026	4,987,500	4,941,073	4,942,594
CT Technologies Intermediate Holdings, Inc.	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loan (LIBOR + 4.25%, 1.00% LIBOR Floor)(2)	12/1/2021	4,121,112	4,064,756	3,878,791
Directbuy Home Improvement, Inc.	Retail	Senior Secured First Lien Term Loan (LIBOR + 6.50%, 1.00% LIBOR Floor)(2)	6/20/2022	274,413	274,413	274,413

Company	Industry	Type of Investment	Maturity	Par Amount	Cost	Fair Value(1)
Directbuy Home Improvement, Inc.	Retail	Common Stock - 201,591 shares(7)		201,591	79,237	64,509
Envision Healthcare Corporation	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loan (LIBOR + 3.75%, 1.00% LIBOR Floor)(2)	10/10/2025	1,955,250	1,896,560	1,666,264
GC EOS Buyer, Inc.	Automotive	Senior Secured First Lien Term Loan (LIBOR + 4.50%, 1.00% LIBOR Floor)(2)	8/1/2025	3,436,387	3,392,804	3,340,511
GK Holdings, Inc.	Services: Business	Senior Secured First Lien Term Loan (LIBOR + 6.00%, 1.00% LIBOR Floor)(4)	1/20/2021	3,905,952	3,900,993	3,241,940
Glass Mountain Pipeline Holdings, LLC	Energy: Oil & Gas	Senior Secured First Lien Term Loan (LIBOR + 4.50%, 1.00% LIBOR Floor)(2)	12/23/2024	4,887,938	4,874,842	4,286,232
Golden West Packaging Group LLC	Forest Products & Paper	Senior Secured First Lien Term Loan (LIBOR + 5.75%, 1.00% LIBOR Floor)(2)	6/20/2023	4,121,837	4,121,837	4,092,984
High Ridge (DIP Term Loan)	Consumer Goods: Non-Durable	Senior Secured First Lien Term Loan (LIBOR + 7.00%, 1.00% LIBOR Floor)(7)(8)	4/18/2020	143,852	139,187	143,852
High Ridge Brands Co.	Consumer Goods: Non-Durable	Senior Secured First Lien Term Loan (LIBOR + 7.00%, 1.00% LIBOR Floor)(2)(4)	6/30/2022	3,031,250	3,011,569	1,312,531
Highline Aftermarket Acquisitions, LLC	Automotive	Senior Secured First Lien Term Loan (LIBOR + 3.50%, 1.00% LIBOR Floor)(2)	4/26/2025	4,055,882	4,045,615	3,660,434
Infogroup, Inc.	Services: Business	Senior Secured First Lien Term Loan (LIBOR + 5.00%, 1.00% LIBOR Floor)(4)	4/3/2023	4,862,500	4,835,906	4,704,955
Intermediate LLC	High Tech Industries	Senior Secured First Lien Term Loan (LIBOR + 4.00%, 1.00% LIBOR Floor)(2)	7/1/2026	2,743,125	2,726,710	2,729,409
Isagenix International, LLC	Wholesale	Senior Secured First Lien Term Loan (LIBOR + 5.75%, 1.00% LIBOR Floor)(4)	6/16/2025	2,750,063	2,737,896	1,924,494
Jordan Health Products I, Inc.	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loan (LIBOR + 5.00%, 1.00% LIBOR Floor)(2)	5/15/2025	5,168,658	5,107,272	3,721,434
Keystone Acquisition Corp.	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loan (LIBOR + 5.25%, 1.00% LIBOR Floor)(4)	5/1/2024	6,146,978	6,075,006	5,993,304
KNB Holdings Corporation	Consumer Goods: Durable	Senior Secured First Lien Term Loan (LIBOR + 5.50%, 1.00% LIBOR Floor)(4)	4/26/2024	4,839,315	4,779,469	3,629,970
Liasion Acquisition, LLC	High Tech Industries	Senior Secured First Lien Term Loan (LIBOR + 4.50%, 1.00% LIBOR Floor)(4)	12/20/2026	6,500,000	6,483,801	6,483,750
LifeMiles Ltd.	Services: Consumer	Senior Secured First Lien Term Loan (LIBOR + 5.50%, 1.00% LIBOR Floor)(2)	8/18/2022	4,684,602	4,671,137	4,614,801
Manna Pro Products, LLC	Consumer Goods: Non-Durable	Senior Secured First Lien Term Loan (LIBOR + 6.00%, 1.00% LIBOR Floor)(2)	12/8/2023	3,021,667	3,021,667	2,904,426
Manna Pro Products, LLC	Consumer Goods: Non-Durable	Senior Secured First Lien Term Loan (LIBOR + 6.00%, 1.00% LIBOR Floor)(2)	12/8/2023	613,583	613,583	589,776
MediaOcean	Media: Advertising, Printing & Publishing	Senior Secured First Lien Term Loan (LIBOR + 4.00%, 1.00% LIBOR Floor)(2)	8/18/2025	1,750,000	1,745,688	1,745,625
NGS US Finco, LLC	Capital Equipment	Senior Secured First Lien Term Loan (LIBOR + 4.25%, 1.00% LIBOR Floor)(2)	10/1/2025	2,970,000	2,958,188	2,968,218
Northern Star Industries, Inc.	Capital Equipment	Senior Secured First Lien Term Loan (LIBOR + 4.50%, 1.00% LIBOR Floor)(4)	3/28/2025	4,175,625	4,159,917	4,049,521
Nuvei Technologies Corp.	Banking, Finance, Insurance & Real Estate	Senior Secured First Lien Term Loan (LIBOR + 5.00%, 1.00% LIBOR Floor)(2)	9/29/2025	975,269	975,269	980,145

Company	Industry	Type of Investment	Maturity	Par Amount	Cost	Fair Value(1)
Nuvei Technologies Corp.	Banking, Finance, Insurance & Real Estate	Senior Secured First Lien Term Loan (LIBOR + 5.00%, 1.00% LIBOR Floor)(2)	9/29/2025	4,826,747	4,785,934	4,850,881
Nuvei Technologies Corp.	Banking, Finance, Insurance & Real Estate	Senior Secured First Lien Term Loan (LIBOR + 5.00%, 1.00% LIBOR Floor)(2)	9/29/2025	707,074	707,074	710,609
Offen, Inc.	Transportation: Cargo	Senior Secured First Lien Term Loan (LIBOR + 5.00%)(4)(6)	6/22/2026	3,654,204	3,620,287	3,654,204
Patriot Rail Company LLC	Transportation: Cargo	Senior Secured First Lien Term Loan (LIBOR + 5.25%, 1.00% LIBOR Floor)(4)	10/19/2026	1,750,000	1,715,946	1,715,000
Peraton Corp.	Aerospace and Defense	Senior Secured First Lien Term Loan (LIBOR + 5.25%, 1.00% LIBOR Floor)(2)	4/29/2024	3,397,727	3,387,186	3,380,739
PetroChoice Holdings, Inc.	Chemicals, Plastics and Rubber	Senior Secured First Lien Term Loan (LIBOR + 5.00%, 1.00% LIBOR Floor)(4)	8/19/2022	6,822,978	6,807,103	6,473,642
Plaskolite PPC Intermediate II LLC	Chemicals, Plastics and Rubber	Senior Secured First Lien Term Loan (LIBOR + 4.25%, 1.00% LIBOR Floor)(4)	12/15/2025	3,217,500	3,164,435	2,984,231
Port Townsend Holdings Company, Inc.	Forest Products & Paper	Senior Secured First Lien Term Loan (LIBOR + 4.75%, 1.00% LIBOR Floor)(2)	4/3/2024	3,034,160	3,012,438	2,883,970
PT Network, LLC	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loan (LIBOR + 5.50%, 1.00% LIBOR Floor, 2% PIK)(4)(9)	11/30/2023	4,439,284	4,198,393	4,150,286
PT Network, LLC	Healthcare & Pharmaceuticals	Class C Common Stock(7)		1	—	—
PVHC Holding Corp	Containers, Packaging and Glass	Senior Secured First Lien Term Loan (LIBOR + 4.75%, 1.00% LIBOR Floor)(4)(6)	8/5/2024	1,967,369	1,959,755	1,816,508
Quartz Holding Company	High Tech Industries	Senior Secured First Lien Term Loan (LIBOR + 4.00%, 1.00% LIBOR Floor)(2)	4/2/2026	6,466,253	6,444,757	6,433,922
RB Media, Inc.	Media: Diversified & Production	Senior Secured First Lien Term Loan (LIBOR + 4.50%, 1.00% LIBOR Floor)(2)	8/29/2025	5,431,250	5,387,100	5,431,250
Rough Country, LLC	Automotive	Senior Secured First Lien Term Loan (LIBOR + 3.50%, 1.00% LIBOR Floor)(2)	5/25/2023	4,698,652	4,684,364	4,651,666
Safe Fleet Holdings LLC	Automotive	Senior Secured First Lien Term Loan (LIBOR + 3.00%, 1.00% LIBOR Floor)(2)	2/3/2025	3,414,188	3,407,774	3,254,233
Safe Fleet Holdings LLC	Automotive	Senior Secured First Lien Term Loan (LIBOR + 3.75%, 1.00% LIBOR Floor)(2)	2/3/2025	1,332,506	1,291,776	1,271,344
Salient CRGT Inc.	High Tech Industries	Senior Secured First Lien Term Loan (LIBOR + 6.50%, 1.00% LIBOR Floor)(2)	2/28/2022	4,377,976	4,339,781	3,983,958
SCS Holdings I Inc.	Wholesale	Senior Secured First Lien Term Loan (LIBOR + 4.25%, 1.00% LIBOR Floor)(2)	7/1/2026	2,238,750	2,233,552	2,247,257
Shift4 Payments, LLC	Banking, Finance, Insurance & Real Estate	Senior Secured First Lien Term Loan (LIBOR + 4.50%, 1.00% LIBOR Floor)(4)	11/29/2024	9,800,000	9,765,521	9,831,360
Sierra Enterprises, LLC	Beverage & Food	Senior Secured First Lien Term Loan (LIBOR + 4.00%, 1.00% LIBOR Floor)(2)	11/11/2024	3,909,046	3,900,184	3,889,501
Simplified Logistics, LLC	Services: Business	Senior Secured First Lien Term Loan (LIBOR + 6.50%, 1.00% LIBOR Floor)(4)	2/27/2022	3,473,750	3,401,169	3,473,750
SMB Shipping Logistics, LLC	Transportation: Cargo	Senior Secured First Lien Term Loan (LIBOR + 4.00%, 1.00% LIBOR Floor)(5)	2/5/2024	1,462,048	1,451,196	1,451,521
Syniverse Holdings, Inc.	High Tech Industries	Senior Secured First Lien Term Loan (LIBOR + 5.00%, 1.00% LIBOR Floor)(2)	3/9/2023	2,927,601	2,908,826	2,762,191

Company	Industry	Type of Investment	Maturity	Par Amount	Cost	Fair Value(1)
The Imagine Group, LLC	Media: Advertising, Printing & Publishing	Senior Secured First Lien Term Loan (LIBOR + 4.75%, 1.00% LIBOR Floor)(2)	6/21/2022	7,780,000	7,740,720	2,650,646
The Octave Music Group, Inc.	Media: Diversified & Production	Senior Secured First Lien Term Loan (LIBOR + 4.75%, 1.00% LIBOR Floor)(2)	5/28/2021	4,337,289	4,337,289	4,332,085
ThoughtWorks, Inc.	High Tech Industries	Senior Secured First Lien Term Loan (LIBOR + 4.00%, 1.00% LIBOR Floor)(2)	10/11/2024	6,658,045	6,643,269	6,674,690
Tortoise Borrower LLC	Banking, Finance, Insurance & Real Estate	Senior Secured First Lien Term Loan (LIBOR + 3.50%, 1.00% LIBOR Floor)(2)	1/31/2025	2,431,688	2,422,832	2,416,611
United Road Services, Inc.	Transportation: Cargo	Senior Secured First Lien Term Loan (LIBOR + 5.75%, 1.00% LIBOR Floor)(2)	9/2/2024	3,729,999	3,717,259	3,468,899
Vero Parent, Inc.	High Tech Industries	Senior Secured First Lien Term Loan (LIBOR + 6.25%, 1.00% LIBOR Floor)(4)	8/16/2024	3,905,587	3,882,806	3,739,600
Wawona Delaware Holdings, LLC	Beverage & Food	Senior Secured First Lien Term Loan (LIBOR + 4.75%, 1.00% LIBOR Floor)(2)	9/11/2026	4,962,563	4,914,942	4,912,937
Wok Holdings Inc.	Retail	Senior Secured First Lien Term Loan (LIBOR + 6.50%, 1.00% LIBOR Floor)(5)	3/1/2026	6,600,125	6,549,669	5,321,681
Wrench Group LLC	Services: Consumer	Senior Secured First Lien Term Loan (LIBOR + 4.25%, 1.00% LIBOR Floor)(4)(6)	4/30/2026	2,220,094	2,203,372	2,205,275
Xebec Global Holdings, LLC	High Tech Industries	Senior Secured First Lien Term Loan (LIBOR + 5.25%, 1.00% LIBOR Floor)(4)	2/12/2024	8,114,342	8,114,342	8,094,056
Z Medica, LLC	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loan (LIBOR + 5.50%, 1.00% LIBOR Floor)(4)	9/29/2022	2,632,500	2,632,500	2,566,424
Total				$256,054,888	$254,165,185	$238,316,936

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

Below is certain summarized financial information for the Sierra JV as of March 31, 2020 and December 31, 2019 and for the three months ended March 31, 2020 and 2019.

	March 31, 2020	December 31, 2019
	(unaudited)
Selected Consolidated Statement of Assets and Liabilities Information:
Investments in loans at fair value (amortized cost of $256,197,742 and $254,165,185, respectively)	$212,132,017	$238,316,936
Cash and cash equivalents	41,831,750	44,019,523
Other assets	945,640	943,994
Total assets	$254,909,407	$283,280,453

Senior credit facility payable (net of deferred financing costs of $2,273,697 and $2,355,405, respectively)	202,626,302	202,544,595
Other liabilities	475,270	501,316
Interest payable	793,547	852,009
Total liabilities	$203,895,119	$203,897,920
Members’ capital	51,014,288	79,382,533
Total liabilities and members' capital	$254,909,407	$283,280,453

	Three Months Ended March 31,
	2020	2019
	(unaudited)	(unaudited)
Selected Consolidated Statement of Operations Information:
Total investment income	$4,452,712	$5,598,814
Total expenses	(3,010,996)	(3,194,145)
Net change in unrealized appreciation/(depreciation) of investments	(28,217,476)	(2,093,959)
Net realized gain/(loss) on investments	7,514	64,194
Net income/(loss)	$(26,768,246)	$374,904

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

As of March 31, 2020, excluding Sierra JV, the Company had no single Control Investment which would be deemed to be a significant subsidiary pursuant to Rule 10-01(b)(1) of Regulation S-X.

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

The following table presents the fair value measurements of the Company’s total investments, by major class according to the fair value hierarchy, as of March 31, 2020:

Type of Investment (1)	Level 1	Level 2	Level 3	Total
Asset
Senior secured first lien term loans	$—	$—	$314,110,335	$314,110,335
Senior secured first lien notes	—	—	8,670,253	8,670,253
Senior secured second lien term loans	—	—	100,382,115	100,382,115
Subordinated notes	—	—	42,193,531	42,193,531
Equity/warrants	23,323,276	—	31,411,435	54,734,711
Total	$23,323,276	$—	$496,767,669	$520,090,945
Investments measured at net asset value				$48,190,390
Total Investments, at fair value				$568,281,335

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

The following table provides a reconciliation of the beginning and ending balances for total investments that use Level 3 inputs for the three months ended March 31, 2020:

	Senior Secured First Lien Term Loans	Senior Secured First Lien Notes	Senior Secured Second Lien Term Loans	Subordinated Notes	Equity/Warrants	Total
Balance, December 31, 2019	$328,816,197	$14,354,825	$122,817,885	$63,021,420	$38,521,450	$567,531,777
Purchases	36,306,531	—	280,452	13,760	128,847	36,729,590
Sales	(14,570,348)	(747,375)	(7,075,281)	(1,478,785)	(419,236)	(24,291,025)
Transfers in	—	—	—	—	—	—
Transfers out	—	—	—	—	—	—
Amortization of discount/(premium)	286,707	—	(435,354)	—	—	(148,647)
Paid-in-kind interest income	651,808	—	—	—	—	651,808
Net realized gains/(losses)	6,602	—	—	—	232,392	238,994
Net change in unrealized appreciation/(depreciation)	(37,387,162)	(4,937,197)	(15,205,587)	(19,362,864)	(7,052,018)	(83,944,828)
Balance, March 31, 2020	$314,110,335	$8,670,253	$100,382,115	$42,193,531	$31,411,435	$496,767,669
Change in net unrealized appreciation/ (depreciation) in investments held as of March 31, 2020	$(37,842,491)	$(669,997)	$(15,223,877)	$(19,362,864)	$(7,052,018)	$(80,151,247)

Transfers between levels of the fair value hierarchy are reported at the beginning of the reporting period in which they occur. During the three months ended March 31, 2020, the Company recorded no transfers from Level 3 to Level 2 and no transfers from Level 2 to Level 3. The Company recorded no other transfers between levels.

The following table provides a reconciliation of the beginning and ending balances for total investments that use Level 3 inputs for the three months ended March 31, 2019:

	Senior Secured First Lien Term Loans	Senior Secured First Lien Notes	Senior Secured Second Lien Term Loans	Subordinated Notes	Equity/Warrants	Total Return Swap	Total
Balance, December 31, 2018	$479,593,279	$30,752,993	$169,923,547	$66,187,857	$75,480,034	$(6,524,904)	$815,412,806
Purchases	43,251,311	—	5,670,970	7,377,980	(28,307,536)	—	27,992,725
Sales	(89,640,552)	(4,801,501)	(3,003,000)	(8,661,399)	29,903,731	—	(76,202,721)
Transfers in	—	4,742,100	—	—	—	—	4,742,100
Transfers out	—	(876,600)	—	—	—	—	(876,600)
Amortization of discount/(premium)	264,258	(154)	172,181	—	—	—	436,285
Paid-in-kind interest income	789,444	—	301,714	—	—	—	1,091,158
Net realized gains/(losses)	(5,420,873)	(163,654)	(37,442)	(1,981,643)	(173)	—	(7,603,785)
Net change in unrealized appreciation/(depreciation)	(6,194,079)	351,742	(3,369,047)	4,953,636	10,182,733	6,669,215	12,594,200
Balance, March 31, 2019	$422,642,788	$30,004,926	$169,658,923	$67,876,431	$87,258,789	$144,311	$777,586,168
Change in net unrealized appreciation/(depreciation) in investments held as of March 31, 2019	$(11,395,816)	$75,734	$(3,722,641)	$2,074,947	$10,182,560	$144,311	$(2,640,905)

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

The following table presents the quantitative information about Level 3 fair value measurements of the Company’s total investments, as of March 31, 2020:

Type of Investment	Fair Value	Valuation techniques	Unobservable input(1)	Range (weighted average)
Senior Secured First Lien Term Loans	$263,892,911	Income Approach (DCF)	Market Yield	6.53% - 62.20% (34.87%)
Senior Secured First Lien Term Loans	47,247,424	Market Approach (Guideline Comparable)/Income Approach (DCF)/ Enterprise Value Analysis	EBITDA Multiple(1) Discount Rate Expected Proceeds	2.50x - 6.50x (5.12x) 17.75% - 17.75% (17.75%) $9.0M - $64.0M ($9.0M)
Senior Secured First Lien Term Loans	2,970,000	Recent Arms-Length Transaction	Recent Arms-Length Transaction	N/A
Senior Secured First Lien Notes	7,800,253	Income Approach (DCF)	Market Yield	15.40% - 15.40% (15.40%)
Senior Secured First Lien Notes	870,000	Market Approach	Discount Rate	60.0% - $15.40% (37.70%)
Senior Secured Second Lien Term Loan	88,284,968	Income Approach (DCF)	Market Yield	8.98% - 31.18% (11.69%)
Senior Secured Second Lien Term Loans	12,097,147	Market Approach (Guideline Comparable)	EBITDA Multiple(1)	3.50x - 6.25x (5.69x)
Subordinated Notes	955,378	Market Approach (Guideline Comparable)	EBITDA Multiple	4.00x - 4.00x (4.00x) 4.50x - 4.50x (4.50x)
Subordinated Notes	41,238,153	Income Approach (DCF)	Discount Rate	17.40% - 36.50% (24.77%)
Equity	323,704	Recent Arms-Length Transaction	Recent Arms-Length Transaction	N/A
Equity	31,087,731	Market Approach (Guideline Comparable)/Income Approach (DCF)/Enterprise Value Analysis	Book Value Multiple EBITDA Multiple(1) Capitalization Rate Discount Rate Expected Proceeds	$0.88x - $0.88 ($0.88) 0.14x - 7.25x (4.81x) 7.63% - 8.50% (8.19%) 6.00% - 18.30% (14.50%) $2.60M - $64.00M ($2.60M)
Total	$496,767,669

(1)	Represents the method used when the Company has determined that market participants would use such inputs when measuring the fair value of these investments.

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

SIC Advisors acted as the investment manager of Arbor and had discretion over the composition of the basket of loans underlying the TRS. The terms of the TRS were governed by an ISDA 2002 Master Agreement, the Schedule thereto and Credit Support Annex to such Schedule, and the Confirmation exchanged thereunder, between Arbor and Citibank, which collectively established the TRS, and are collectively referred to herein as the “TRS Agreement”. On March 21, 2014, Arbor amended and restated its Confirmation Letter Agreement (the “Amended Confirmation Agreement”) with Citibank. The Amended Confirmation Agreement increased the maximum market value (determined at the time each such loan becomes subject to the TRS) of the portfolio of loans that Arbor may select from $100 million to $200 million, and increased the interest rate payable to Citibank from LIBOR plus 1.30% per annum to LIBOR plus 1.35% per annum. On July 23, 2014, Arbor entered into the Second Amended and Restated Confirmation Letter Agreement with Citibank to increase the maximum market value (determined at the time each such loan becomes subject to the TRS) of the portfolio of loans that Arbor may select from $200 million to $350 million. On June 8, 2015, Arbor entered into the Third Amended and Restated Confirmation Letter Agreement with Citibank to decrease the maximum market value (determined at the time each such loan becomes subject to the TRS) of the portfolio of loans that Arbor may select from $350 million to $300 million. On March 21, 2016, Arbor entered into the Fourth Amended and Restated Confirmation Letter Agreement (the “Fourth Amended Confirmation Agreement”) with Citibank to extend the term of the TRS from March 21, 2016 through March 21, 2019 and increase the interest rate payable to Citibank from LIBOR plus 1.35% per annum to LIBOR plus 1.65% per annum. On September 29, 2017, Arbor entered into the Fifth Amended and Restated Confirmation Letter Agreement (the “Fifth Amended Confirmation Agreement”) with Citibank to reduce the maximum portfolio notional (determined at the time each such loan becomes subject to the TRS) from $300,000,000 to $180,000,000, through incremental reductions of $60,000,000 on October 3, 2017 and $20,000,000 on each of November 3, 2017, December 3, 2017 and January 3, 2018. The Fifth Amended Confirmation Agreement also decreased the interest rate payable to Citibank from LIBOR plus 1.65% per annum to LIBOR plus 1.60% per annum. On July 22, 2019, the TRS with Citibank was terminated, and the TRS was fully wound down during the fiscal quarter ended September 30. 2019.

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

Arbor was required to pay a minimum usage fee in connection with the TRS of 1.60% on the amount equal to 85% of the average daily unused portion of the maximum amount permitted under the TRS. Such minimum usage fee did not apply during the first 365 days and last 60 days of the term of the TRS. Arbor also paid Citibank customary fees in connection with the establishment and maintenance of the TRS. During the three months ended March 31, 2020 and 2019, Arbor paid no minimum usage fees.

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

In connection with the TRS, Arbor made customary representations and warranties and was required to comply with various covenants, reporting requirements and other customary requirements for similar transactions. In addition to customary events of default and termination events included in the form ISDA 2002 Master Agreement, the TRS Agreement contained the following termination events: (a) a failure to satisfy the portfolio criteria for at least 30 days; (b) a failure to post initial cash collateral or additional collateral as required by the TRS Agreement; (c) a default by Arbor or the Company with respect to indebtedness in an amount equal to or greater than the lesser of $10,000,000 and 2% of the Company’s NAV at such time; (d) a merger of Arbor or the Company meeting certain criteria; (e) the Company or Arbor amending their respective constituent documents to alter their investment strategy in a manner that has or could reasonably be expected to have a material adverse effect; and (f) SIC Advisors ceasing to be the investment manager of Arbor or to have authority to enter into transactions under the TRS Agreement on behalf of Arbor, and not being replaced by an entity reasonably acceptable to Citibank. As of March 31, 2020 and December 31, 2019, the Company did not have any derivatives with contingent features in net liability positions; therefore, if a trigger event had occurred, no amount would have been required to be posted by the Company.

Transactions in TRS contracts during the three months ended March 31, 2020 and 2019 were as follows:

	Three Months Ended March 31,
	2020	2019
Interest income and settlement from TRS portfolio	$—	$352,666
Traded gains/(loss) on TRS loan sales	—	(9,529,401)
Net realized gains/(loss) on TRS portfolio	$—	$(9,176,735)
Net change in unrealized appreciation/(depreciation) on TRS portfolio	$—	$6,669,215

The volume of the Company’s derivative transactions for the three months ended March 31, 2020 and 2019 were as follows:

	Three Months Ended March 31,
	2020	2019
Average notional amount of contracts(1)	$—	$30,563,576

(1)
Average notional amount is based on the average month end balances for the three months ended March 31, 2020 and 2019, which is representative of the volume of notional contract amounts held during each year.

Note 6. Borrowings
The following table shows the Company's outstanding debt as of March 31, 2020 and December 31, 2019:

	March 31, 2020			December 31, 2019
	Total Commitment	Balance Outstanding	Unused Commitment	Total Commitment	Balance Outstanding	Unused Commitment
ING Credit Facility	$215,000,000	$88,100,000	$126,900,000	$215,000,000	$88,100,000	$126,900,000
Alpine Credit Facility	300,000,000	180,000,000	120,000,000	300,000,000	240,000,000	60,000,000
Total before deferred financing costs	515,000,000	268,100,000	246,900,000	515,000,000	328,100,000	186,900,000
Unamortized deferred financing costs	—	(1,800,914)	—	—	(2,235,279)	—
Total borrowings outstanding, net of deferred financing costs	$515,000,000	$266,299,086	$246,900,000	$515,000,000	$325,864,721	$186,900,000

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

ING Credit Facility
On August 12, 2016, the Company amended its existing senior secured syndicated revolving credit facility (the “ING Credit Facility” as amended from time to time as described below) pursuant to a Senior Secured Revolving Credit Agreement (the “Revolving Credit Agreement” as amended from time to time as described below) with certain lenders party thereto from time to time and ING Capital LLC, as administrative agent. The ING Credit Facility matures on September 30, 2020 and is secured by substantially all of the Company’s assets, subject to certain exclusions as further set forth in an Amended and Restated Guarantee, Pledge and Security Agreement (the “Security Agreement”) entered into in connection with the Revolving Credit Agreement, among the Company, the subsidiary guarantors party thereto, ING Capital LLC, as Administrative Agent, each Financial Agent and Designated Indebtedness Holder party thereto and ING Capital LLC, as Collateral Agent. The ING Credit Facility also includes usual and customary representations, covenants and events of default for senior secured revolving credit facilities of this nature. On February 13, 2015, commitments to the ING Credit Facility were expanded from $150,000,000 to $170,000.000. On August 12, 2016, commitments to the ING Credit Facility were expanded from $170,000,000 to $175,000,000. On April 20, 2017, commitments to the ING Credit Facility were expanded from $175,000,000 to $220,000,000.

On February 8, 2019, the Company entered into Amendment No. 1 to the Revolving Credit Agreement that, among other things, permits the transactions contemplated by the MCC Merger Agreement and the MDLY Merger Agreement.

On July 25, 2019, the Company entered into Amendment No. 2 to the Revolving Credit Agreement that among other things, (i) reduced the size of the commitments thereunder from $220.0 million to $215.0 million, (ii) extended the Revolver Termination Date (as defined in the Revolving Credit Agreement) from August 12, 2019 to March 31, 2020 and (iii) extended the Maturity Date (as defined in the Revolving Credit Agreement) from August 12, 2020 to March 31, 2021.

On March 30, 2020, the Company entered into Amendment No. 3 to the Revolving Credit Agreement that among other things, extended the Revolver Termination Date from March 31, 2020 to April 30, 2020 after which the Revolving Credit Facility would enter amortization.

On May 15, 2020, the Company entered into Amendment No. 4 to the Revolving Credit Agreement to among other things, (i) shorten the maturity date from March 31, 2021 to September 30, 2020, (ii) accelerate the amortization of the Revolving Credit Agreement, and (iii) provide for the prepayment of the outstanding loans under the Revolving Credit Agreement in an aggregate principal amount of not less than $20 million.

The ING Credit Facility allows for the Company, at its option, to borrow money at a rate of either (i) an alternate base rate plus 1.50% per annum or (ii) LIBOR plus 2.50% per annum. The interest rate margins are subject to certain step-downs upon the satisfaction of certain conditions described in the Revolving Credit Agreement. The alternate base rate will be the greatest of (i) the U.S. Prime Rate set forth in the Wall Street Journal, (ii) the federal funds effective rate plus 1/2 of 1%, and (iii) three month LIBOR plus 1.00%. As of March 31, 2020 and December 31, 2019, the commitment under the ING Credit Facility was $215,000,000 and the ING Credit Facility includes an accordion feature that allows for potential future expansion of the ING Credit Facility up to a total of $500,000,000. Availability of loans under the ING Credit Facility is linked to the valuation of the collateral pursuant to a borrowing base mechanism.

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

As of March 31, 2020 and December 31, 2019, the carrying amount of the Company’s borrowings under the ING Credit Facility approximated their fair value. The fair value of the Company’s debt obligation is determined in accordance with ASC 820, which defines fair value in terms of the price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The fair value of the Company’s borrowings under the Alpine Credit Facility is estimated based upon market interest rates of the Company’s borrowings or entities with similar credit risk, adjusted for nonperformance risk, if any. As of March 31, 2020 and December 31, 2019, the ING Credit Facility would be deemed to be Level 3, as defined in Note 4.

As of March 31, 2020 and December 31, 2019, the financing costs of $971,875 and $1,164,341 related to the ING Credit Facility have been capitalized and are being amortized over the respective terms, respectively. The following table shows additional information about the interest and financing costs related to the ING Credit Facility for the three months ended March 31, 2020 and 2019:

	For the Three Months Ended March 31, (unaudited)
	2020	2019
Interest expense related to the ING Credit Facility	$1,178,479	$1,588,667
Financing expenses related to the ING Credit Facility	243,392	239,438
Total interest and financing expenses related to the ING Credit Facility	$1,421,871	$1,828,105
Weighted average outstanding debt balance of the ING Credit Facility	$88,100,000	$109,620,000
Weighted average interest rate of the ING Credit Facility (annualized)	5.3%	5.8%

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

As of March 31, 2020 and December 31, 2019, the carrying amount of the Company’s borrowings under the Alpine Credit Facility approximated the fair value of the Company’s debt obligation. The fair value of the Company’s debt obligation is determined in accordance with ASC 820, which defines fair value in terms of the price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The fair value of the Company’s borrowings under the Alpine Credit Facility is estimated based upon market interest rates of the Company’s borrowings or entities with similar credit risk, adjusted for nonperformance risk, if any. As of March 31, 2020 and December 31, 2019, the Alpine Credit Facility would be deemed to be Level 3, as defined in Note 4.

As of March 31, 2020 and December 31, 2019, the financing costs of $829,039 and $1,070,938 related to the Alpine Credit Facility has been capitalized and is being amortized over the respective terms, respectively. The following table shows additional information about the interest and financing costs related to the Alpine Credit Facility for the three months ended March 31, 2020 and 2019:

	For the Three Months Ended March 31, (unaudited)
	2020	2019
Interest expense related to the Alpine Credit Facility	$2,623,893	$3,362,887
Financing expenses related to the Alpine Credit Facility	241,899	239,241
Total Interest and financing expenses related to the Alpine Credit Facility	$2,865,792	$3,602,128
Weighted average outstanding debt balance of the Alpine Credit Facility	$208,351,648	$240,000,000
Weighted average interest rate of the Alpine Credit Facility (annualized)	5.0%	5.6%

Note 7. Agreements
Investment Advisory Agreement
On April 5, 2012, the Company entered into an investment advisory agreement (the “Investment Advisory Agreement”) with SIC Advisors to manage the Company’s investment activities. The Investment Advisory Agreement became effective as of April 17, 2012, the date that the Company met its minimum offering requirement. Pursuant to the 1940 Act, the initial term of the Investment Advisory Agreement was for two years from its effective date. Unless earlier terminated pursuant to its terms, the Investment Advisory Agreement will remain in effect from year-to-year thereafter if approved annually at an in-person meeting of our board of directors by a majority of our directors who are not "interested persons" (as defined in Section 2(a)(19) of the 1940 Act) of the Company or the Adviser, and either our board of directors or the holders of a majority of our outstanding voting securities. Most recently, on April 3, 2020, the Company’s board of directors, at an in-person meeting, approved the renewal of the Investment Advisory Agreement for an additional one-year term, which will expire on April 17, 2021. Pursuant to the Investment Advisory Agreement, SIC Advisors implements the Company’s business strategy on a day-to-day basis and performs certain services for the Company, subject to oversight by the Company’s board of directors. SIC Advisors is responsible for, among other duties, determining investment criteria, sourcing, analyzing and executing investment transactions, asset sales, financings and performing asset management duties. Under the Investment Advisory Agreement, the Company has agreed to pay SIC Advisors a management fee for investment advisory and management services consisting of a base management fee and an incentive fee.

The base management fee is calculated at an annual rate of 1.75% of the Company’s gross assets payable quarterly in arrears. For purposes of calculating the base management fee, the term “gross assets” includes any assets acquired with the proceeds of leverage. “Gross assets” also includes any cash collateral posted with respect to the TRS, adjusted for realized and unrealized appreciation. For the first quarter of the Company’s operations, the base management fee was calculated based on the initial value of the Company’s gross assets. Subsequently, the base management fee is calculated based on the gross assets at the end of each completed calendar quarter. Base management fees for any partial quarter are appropriately pro-rated. For the three months ended March 31, 2020 and 2019, the Company recorded an expense for base management fees of $3,251,451 and $4,442,090, respectively. As of March 31, 2020 and December 31, 2019, the Company recorded a base management fee payable of $3,251,451 and $4,060,518, respectively.

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

For the three months ended March 31, 2020 and 2019, the Company recorded no incentive fees. As of March 31, 2020 and December 31, 2019, the Company recorded no incentive fees payable.

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

For the three months ended March 31, 2020 and 2019, the Company recorded no capital gains incentive fee. As of March 31, 2020 and December 31, 2019, the Company recorded no capital gains incentive fee payable.

Administration Agreement
On April 5, 2012, the Company entered into an administration agreement (the “Administration Agreement”) with Medley Capital LLC, pursuant to which Medley Capital LLC furnishes the Company with administrative services necessary to conduct its day-to-day operations. Pursuant to the 1940 Act, the Administration Agreement remained in effect for an initial period of two years from its effective date. The Administration Agreement became effective on April 17, 2012, the date that we met our minimum offering requirement. Pursuant to its terms, and unless earlier terminated as described below, the Administration Agreement will remain in effect from year-to-year if approved annually by a majority of our directors who are not "interested persons" (as defined in Section 2(a)(19) of the 1940 Act) of the Company or Medley Capital LLC, and either the holders of a majority of our outstanding voting securities or our board of directors. Most recently, on April 3, 2020, the Company’s board of directors, at an in-person meeting, approved the renewal of the Administration Agreement for an additional one-year term, which will expire on April 17, 2021. Medley Capital LLC is reimbursed for administrative expenses it incurs on the Company’s behalf in performing its obligations. Such costs are reasonably allocated to the Company on the basis of assets, revenues, time records or other reasonable methods. The Company does not reimburse Medley Capital LLC for any services for which it receives a separate fee or for rent, depreciation, utilities, capital equipment or other administrative items allocated to a controlling person of Medley Capital LLC. On February 28, 2013, Medley Capital LLC entered into a Sub-Administration Agreement with State Street Bank Global Fund Accounting and Custody to perform certain financial, accounting, administrative and other services on behalf of the Company. For the three months ended March 31, 2020 and 2019, the Company recorded administrator expenses of $721,632 and $622,071, respectively. As of March 31, 2020 and December 31, 2019, the Company had administrator fees payable of $721,632 and $381,923, respectively.

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

Repayments of amounts paid by SIC Advisors to the Company under the Expense Support Agreement will be accrued as they become probable and estimable. The Company refers to Expense Support Reimbursements that are eligible for reimbursement to SIC Advisors by virtue of having satisfied the conditions described above as a “Crystalized Reimbursement.” As of March 31, 2020 and December 31, 2019, the Company did not record any Crystalized Reimbursements. As of March 31, 2020 and December 31, 2019, there were no remaining amounts eligible for reimbursement of the Company to SIC Advisors.

Note 8. Related Party Transactions
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

The description of the Mergers (as defined below) and the Settlement (as defined below) set forth below are as of March 31, 2020. Subsequent to such date, the Amended MCC Merger Agreement (as defined below) and the Amended MDLY Merger Agreement (as defined below) were terminated. See “Note 15. Subsequent Developments” for more information.

On August 9, 2018, the Company entered into definitive agreements to acquire MCC and MDLY. Pursuant to the MCC Merger Agreement, MCC would, on the terms and subject to the conditions set forth in the MCC Merger Agreement, merge with and into the Company, with the Company as the surviving company in the MCC Merger. In the MCC Merger, each share of MCC’s common stock issued and outstanding immediately prior to the MCC Merger effective time (other than shares of MCC’s common stock held by MCC, the Company or their respective wholly owned subsidiaries) would be converted into the right to receive 0.8050 shares of the Company’s common stock; provided that cash will be paid in lieu of fractional shares of the Company’s common stock issuable in the MCC Merger. Simultaneously, pursuant to the MDLY Merger Agreement, MDLY would, on the terms and subject to the conditions set forth in the MDLY Merger Agreement, merge with and into Merger Sub, with Merger Sub as the surviving company in the MDLY Merger, and MDLY’s existing asset management business would continue to operate as a wholly owned subsidiary of the Company. In the MDLY Merger, each share of MDLY Class A common stock, issued and outstanding immediately prior to the

MDLY Merger effective time (other than Dissenting Shares (as defined in the MDLY Merger Agreement) and shares of MDLY Class A common stock held by MDLY, the Company or their respective wholly owned subsidiaries) would be converted into the right to receive (i) 0.3836 shares of our common stock; provided that cash will be paid in lieu of fractional shares of the Company’s common stock issuable in the MDLY Merger; plus (ii) cash in an amount equal to $3.44 per share. In addition, MDLY's stockholders would have the right to receive certain dividends and/or other payments.

On July 29, 2019, the Company entered into amended and restated definitive agreements with MCC and MDLY. Pursuant to the Amended MCC Merger Agreement, MCC will, on the terms and subject to the conditions set forth in the Amended MCC Merger Agreement, merge with and into the Company, with the Company as the surviving company in the MCC Merger. In the MCC Merger, each share of MCC’s common stock, other than shares of MCC’s common stock held by MCC, the Company or their respective wholly owned subsidiaries, will be exchanged for the right to receive (i) 0.68 shares of the Company’s common stock if the attorneys’ fees of plaintiffs’ counsel and litigation expenses paid or incurred by plaintiffs’ counsel or advanced by plaintiffs in connection with the Delaware Action, as described below ( such fees and expenses, the “Plaintiff Attorney Fees”), are less than or equal to $10,000,000; (ii) 0.66 shares of the Company’s common stock if the Plaintiff Attorney Fees are equal to or greater than $15,000,000; (iii) between 0.68 and 0.66 per share of the Company’s common stock if the Plaintiff Attorney Fees are greater than $10,000,000 but less than $15,000,000, calculated on a descending basis, based on straight line interpolation between $10,000,000 and $15,000,000; or (iv) 0.66 shares of the Company’s common stock in the event that the Plaintiff’s Attorney Fees are not fully and finally determined prior to the closing of the MCC Merger (such ratio, the “MCC Merger Exchange Ratio”); provided that cash will be paid in lieu of fractional shares of the Company’s common stock issuable in the MCC Merger. Based upon the Plaintiff Attorney Fees approved by the Delaware Court of Chancery as set forth in the Order and Final Judgment entered into on December 20, 2019, as described below (the “Delaware Order and Final Judgment”), the MCC Merger Exchange Ratio will be 0.66 shares of the Company’s common stock. MCC and the Company are appealing the Delaware Order and Final Judgment with respect to the Delaware Court of Chancery’s ruling on the Plaintiff Attorney Fees. Under the Amended MCC Merger Agreement, the MCC Merger exchange ratio is not subject to adjustment based on changes in the NAV of the Company or the market price of MCC’s common stock before the MCC Merger effective time. In addition, under the Settlement, the defendant parties to the Settlement (other than MDLY) shall, among other things, deposit or cause to be deposited the Settlement Shares, the number of shares of which is to be calculated using the pro forma NAV of $6.37 per share as of June 30, 2019, and is not subject to subsequent adjustment based on changes in the NAV of the Company or the market price of MCC’s common stock before the MCC Merger effective time, provided that the MCC Merger is consummated by March 31, 2020, or, if consummated after March 31, 2020, only if the parties subsequently agree to extend the closing date on the same terms and conditions. Pursuant to the Amended MDLY Merger Agreement, MDLY will, on the terms and subject to the conditions set forth in the Amended MDLY Merger Agreement, merge with and into Merger Sub, with Merger Sub as the surviving company in the MDLY Merger. In the MDLY Merger, each share of MDLY Class A Common Stock, issued and outstanding immediately prior to the MDLY Merger effective time (other than shares of MDLY Class A Common Stock held by MDLY, the Company or their respective wholly owned subsidiaries (the “Excluded MDLY Shares”) and the Dissenting Shares (as defined in the Amended MDLY Merger Agreement), held, immediately prior to the MDLY Merger effective time, by any person other than a Medley LLC Unitholder (as defined below)), will be exchanged for (i) 0.2668 shares of the Company’s common stock; provided that cash will be paid in lieu of fractional shares of the Company’s common stock; plus (ii) cash in an amount equal to $2.96 per share. In addition, in the MDLY Merger, each share of MDLY Class A Common Stock issued and outstanding immediately prior to the MDLY Merger effective time, other than the Excluded MDLY Shares and the Dissenting Shares, held, immediately prior to the MDLY Merger effective time, by holders of the issued and outstanding limited liability company interests of Medley LLC (the “Medley LLC Units” and, holders of the Medley LLC Units at any time on or after July 29, 2019, the “Medley LLC Unitholders”) will be exchanged for (i) 0.2072 shares of the Company’s common stock; provided that cash will be paid in lieu of fractional shares of the Company’s common stock; plus (ii) cash in an amount equal to $2.66 per share. Under the Amended MDLY Merger Agreement, the MDLY exchange ratios and the cash consideration amount was fixed on July 29, 2019, the date of the signing of the Amended MDLY Merger Agreement. The MDLY exchange ratios and the cash consideration amount are not subject to adjustment based on changes in the net asset value of the Company or the market price of MDLY Class A common stock before the MDLY Merger effective time, provided that the MDLY Merger is consummated by March 31, 2020, or, if consummated after March 31, 2020, only if the parties subsequently agree to extend the closing date on the same terms and conditions.

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

For the three months ended March 31, 2020 and 2019, the Company recorded directors' fees expenses in General and Administrative expenses on the Consolidated Statement of Operations of $268,125 and $293,250, respectively.

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

The following table sets forth the computation of the weighted average basic and diluted net increase in net assets per share from operations for the three months ended March 31, 2020 and 2019:

	For the Three Months Ended March 31, 2020
	2020	2019
Net increase/(decrease) in net assets from operations	$(119,241,006)	$14,913,372
Weighted average common shares outstanding	102,715,153	99,158,430
Weighted average basic and diluted earnings/(loss) per common share	$(1.16)	$0.15

Note 11. Commitments
As of March 31, 2020 and December 31, 2019, the Company had $27,176,014 and $32,654,545, respectively, of unfunded commitments under loan and financing agreements. These amounts are primarily composed of commitments for senior secured term loans, revolvers, and additional capital contributions for the Sierra JV. The unrealized gain or loss associated with unfunded commitments is recorded in the financial statements and reflected as an adjustment to the valuation of the related security in the Consolidated Schedule of Investments. The par amount of the unfunded commitments are not recognized by the Company until the commitment is funded.

	As of
	March 31, 2020	December 31, 2019
1888 Industrial Services, LLC	$454,097	$424,422
AAAHI Acquisition Corporation	1,373,964	1,586,982
Access Media Holdings, LLC	88,200	88,200
Alpine SG, LLC	1,000,000	1,000,000
Black Angus Steakhouses, LLC	2,232,143	2,232,143
DataOnline Corp.	535,714	2,142,857
Isola USA Corp.	1,138,277	1,138,277
Kemmerer Operations LLC	908,475	908,475
Offen, Inc.	1,061,947	1,061,947
Redwood Services Group, LLC	575,000	1,725,000
SFP Holdings, Inc.	5,459,025	10,151,775
Sierra Senior Loan Strategy JV I LLC	4,200,000	4,200,000
Simplified Logistics, LLC	1,466,667	5,000,000
Smile Doctors LLC	547,700	994,467
Sungard AS New Holdings III, LLC	714,915	—
West Dermatology	5,419,890	—
Total Commitments	$27,176,014	$32,654,545

Insurance Reimbursements
In January 2020, the Company received confirmation from its insurance carriers that a portion of expenses related to the Delaware
Action were covered under the Company's insurance policy and that the insurance carriers would reimburse the Company for $0.9 million. Accordingly, as of December 31, 2019, the Company recorded a $0.9 million receivable, which is included on the Consolidated Statement of Assets and Liabilities in prepaid expenses and other assets and resulted in a corresponding offset or reduction in deferred transaction costs. On March 20, 2020, the Company received such insurance reimbursement of $0.9 million.

Note 12. Fee Income
Fee income consists of origination fees, amendment fees, prepayment fees, administrative agent fees and other miscellaneous fees. Origination fees, prepayment fees, amendment fees, and other similar fees are non-recurring fee sources. Such fees are received on a transaction by transaction basis and do not constitute a regular stream of income. The following table shows the Company’s fee income for the three months ended March 31, 2020 and 2019:

	For the Three Months Ended March 31, 2020
	2020	2019
Origination fees	$82,379	$44,689
Prepayment fees	—	341,588
Amendment fees	16,843	119,034
Administrative agent fees	15,300	29,199
Other fees	7,176	—
Fee income	$121,698	$534,510

Note 13. Distributions and Share Repurchase Program Distributions
Distributions to common stockholders are recorded on the ex-dividend date. The amount to be paid out as a distribution is determined by the Company’s board of directors.

The Company has adopted an “opt in” distribution reinvestment plan (“DRIP”) pursuant to which the Company’s stockholders may elect to have the full amount of any cash distributions reinvested in additional shares of the Company’s common stock. On June 30, 2017, the Board approved an amendment to the DRIP, pursuant to which the number of newly-issued shares of the Company’s common stock to be issued to a participating stockholder shall be determined by dividing the total dollar amount of the distribution payable to such stockholder by a price equal to 94.5%, rather than 90%, of the Company’s then current offering price. The Company amended the DRIP as a result of the Company’s revised fee structure, which went into effect on June 16, 2017. Under the Company’s revised fee structure the upfront selling commission was reduced from 7.00% of gross proceeds to up to 3.00% of gross proceeds and the dealer manager fee was reduced from 2.75% of gross proceeds to up to 2.50% of gross proceeds. If the Company declares a cash dividend or other distribution, each stockholder that has “opted in” to the DRIP will have their distributions automatically reinvested in additional shares of the Company’s common stock rather than receiving cash distributions. Stockholders who receive distributions in the form of shares of common stock will be subject to the same federal, state and local tax consequences as if they received cash distributions. For the three months ended March 31, 2020, the Company distributed a total of 10,691,828, of which $6,848,697 was in cash and $3,843,131 was in the form of common stock associated with the DRIP. For the three months ended March 31, 2019, the Company distributed a total of $15,814,922, of which $9,626,848, was in cash and $6,188,074 was in the form of common stock associated with the DRIP.

The following table reflects the cash distributions per share that the Company has declared or paid to its stockholders during 2020 and 2019. Stockholders of record as of each respective record date were entitled to receive the distribution.

Record Date	Payment Date	Amount per share
January 25, 2019	January 31, 2019	0.05334
February 11, 2019	February 28, 2019	0.05334
March 11, 2019	March 29, 2019	0.05334
April 29, 2019	April 30, 2019	0.05334
May 30, 2019	May 31, 2019	0.05334
June 27, 2019	June 28, 2019	0.05334
July 30, 2019	July 31, 2019	0.05334
August 29, 2019	August 30, 2019	0.05334
September 27, 2019	September 30, 2019	0.05334
October 30, 2019	October 31, 2019	0.05334
November 28, 2019	November 29, 2019	0.05334
December 30, 2019	December 31, 2019	0.05334
January 30, 2020	January 31, 2020	0.03500
February 27, 2020	February 28, 2020	0.03500
March 30, 2020	March 31, 2020	0.03500

The Company’s distributions may be funded from offering proceeds or borrowings, which may constitute a return of capital and reduce the amount of capital available to the Company for investment. Any capital returned to stockholders through distributions will be distributed after payment of fees and expenses. Our board of directors temporarily suspended the monthly distributions on the shares of the Company’s common stock. See “Recent Developments” for more information.

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
Notwithstanding the suspension of the share repurchase program and, in connection with the Amended MCC Merger Agreement, our board of directors approved the repurchase of shares of our common stock from our stockholders who have requested repurchases in connection with such stockholder’s death or disability. In the event of the death or disability of a stockholder, the Company will repurchase the shares held by such stockholder at a price equal to the NAV per share of our shares as disclosed in the periodic report the Company files with the SEC immediately following the date of the death or disability of such stockholder. The Company's board of directors has the right to suspend or terminate repurchases due to death or disability to the extent that it determines that it is in the Company's best interest to do so. During the three months ended March 31, 2020 and 2019, the Company repurchased 124,861 and 0 shares, respectively, of certain shareholders due to death or disability.

Note 14. Financial Highlights
The following is a schedule of financial highlights of the Company for the three months ended March 31, 2020 and 2019:

	2020	2019
Per Share Data:(1)
Net asset value at beginning of period	$5.78	$6.72
Net investment income	0.01	0.09
Net realized gains/(losses) on investments and total return swap	—	(0.17)
Net unrealized appreciation/(depreciation) on investments and total return swap	(1.17)	0.23
Net increase/(decrease) in net assets	$(1.16)	$0.15
Distributions from return of capital	—	—
Distributions declared from net investment income(2)	(0.11)	(0.16)
Distributions from net realized capital gains	—	—
Total distributions to shareholders	$(0.11)	$(0.16)
Issuance of common shares above net asset value(3)	—	—
Net asset value at end of period	$4.51	$6.71
Total return based on net asset value(4)(5)	(20.39)%	2.36%
Portfolio turnover rate(5)	3.90%	6.73%
Shares outstanding at end of period	102,867,551	99,485,633
Net assets at end of period	$464,251,324	$667,366,723
Ratio/Supplemental Data (annualized):
Ratio of net investment income to average net assets	0.63%	5.39%
Ratio of net expenses (including incentive fees) to average net assets	7.89%	7.38%
Ratio of incentive fees to average net assets (5)	—%	—%
Supplemental Data (annualized):
Asset coverage ratio per unit(6)	$2,731	$3,034
Percentage of non-recurring fee income(7)	3.57%	9.80%
Ratio of net expenses (excluding incentive fees) to average net assets	7.89%	7.38%
Ratio of interest and financing related expenses to average net assets	3.27%	3.31%
Total Debt Outstanding:(8)(9)
Revolving Credit Facility	$268,100,000	$328,100,000

(1)	The per share data was derived by using the weighted average shares outstanding during the three months ended March 31, 2020 and 2019, which were 102,715,153 and 99,158,430 respectively.

(2)	The per share data for distributions is the actual amount of paid distributions per share during the period.

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

(6)
Asset coverage per unit is the ratio of the carrying value of the Company's total consolidated assets for regulatory purposes, which includes the underlying fair value of net TRS, less all liabilities and indebtedness not represented by senior securities to the aggregate amount of Senior Securities representing indebtedness and the implied leverage on the TRS. Asset coverage per unit is expressed in terms of dollars per $1,000 of indebtedness. As of March 31, 2020 and 2019, the Company's Asset Coverage Per Unit including unfunded commitments was $2,479 and $2,726, respectively.

(7)	Represents the impact of non-recurring fees over total investment income.

(8)	Total amount of each class of senior securities outstanding at the end of the period excluding debt issuance costs.

(9)	Average market value per unit is not applicable as these classes of securities are not registered for public trading.

Note 15. Subsequent Events
Management has evaluated subsequent events through the date of issuance of the consolidated financial statements included herein. There have been no subsequent events that occurred during such period that would require disclosure in this Form 10-Q or would be required to be recognized in the consolidated financial statements as of and for the three months ended March 31, 2020, except as disclosed below.

On April 28, 2020, our board of directors temporarily suspended the monthly distributions on the shares of the Company’s common stock to enhance financial flexibility. Shareholder distributions, including both cash and through the distribution reinvestment plan, will be suspended beginning with the month ending April 30, 2020. The Company expects to evaluate resumption of monthly distributions at a future date. The Company believes that it is in the best long-term interests of its shareholders to maintain a conservative approach to its distribution policy during this volatile economic environment.

Section 9.1(c) of the Amended MCC Merger Agreement and Section 9.1(c) of the Amended MDLY Merger Agreement each permits the Company and either MCC or MDLY, as applicable, to terminate the Amended MCC Merger Agreement and the Amended MDLY Merger Agreement, respectively, if the MCC Merger or the MDLY Merger, as applicable, has not been consummated on or before March 31, 2020 (the “Outside Date”). On May 1, 2020, the Company terminated both the Amended MCC Merger Agreement and the Amended MDLY Merger Agreement effective as of May 1, 2020 as the Outside Date has passed and neither the MCC Merger or the MDLY Merger has been consummated. In determining to terminate the Amended MCC Merger Agreement and the Amended MDLY Merger Agreement, the Company considered a number of factors, including, among other factors, changes in the relative valuations of the Company, MCC, and MDLY, the changed circumstances and the unpredictable economic conditions resulting from the global health crisis caused by the coronavirus (COVID-19) pandemic, and the uncertainty regarding the parties’ ability to satisfy the conditions to closing in a timely manner.

As a result of the foregoing, in connection with the Delaware Action, no Settlement Fund will be established or paid to the stockholders of MCC and no Contingent Fee Award will be paid to plaintiff’s counsel. The other terms of the Settlement, including the releases provided for in the Delaware Order and Final Judgment, remain in effect. In addition, as a result of the foregoing, $15.7 million of deferred transaction costs incurred in connection with the Mergers that were deferred until the closing or termination of the Mergers will be expensed in the quarter ended June 30, 2020.

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

•
changes in political, economic, or industry conditions, the interest rate environment or conditions affecting the financial and capital markets, which could result in changes in the value of our assets;

•	risks associated with possible disruptions in our operations or the economy generally;

•
the risk that, if the current period of capital markets disruption and instability continues for an extended period of time, that our stockholders may not receive distributions, if any, or at historical levels and that a portion of our distribution in the future may be a return of capital;

•	the effect of investments that we expect to make;

•	our contractual arrangements and relationships with third parties;

•	actual and potential conflicts of interest with SIC Advisors and its affiliates;

•	the dependence of our future success on the general economy and its effect on the industries in which we invest;

•	the ability of our portfolio companies to achieve their objectives;

•	the use of borrowed money to finance a portion of our investments;

•	the adequacy of our financing sources and working capital;

•	the timing of cash flows, if any, from the operations of our portfolio companies;

•	the ability of SIC Advisors to locate suitable investments for us and to monitor and administer our investments;

•	the ability of SIC Advisors and its affiliates to attract and retain highly talented professionals;

•	our ability to maintain our qualification as a RIC and as a BDC;

•	the effect of changes in laws or regulations affecting our operations;

•
uncertainties associated with the impact from the COVID-19 pandemic, including: its impact on the global and U.S. capital markets, and the global and U.S. economy; the length and duration of the COVID-19 outbreak in the United States as well as worldwide and the magnitude of the economic impact of that outbreak; the effect of the COVID-19 pandemic on our business prospects and the operational and financial performance of our portfolio companies, including our and their ability to achieve their respective objectives; the effect of the disruptions caused by the COVID-19 pandemic on our ability to continue to effectively manage our business and our use of borrowed money to finance a portion of our investments; and

•
the impact of the termination of the Amended MCC Merger Agreement and the Amended MDLY Merger Agreement on our business, financial results, and ability to pay dividends and distributions, if any, to our stockholders.

Such forward-looking statements may include statements preceded by, followed by or that otherwise include the words “trend,” “opportunity,” “pipeline,” “believe,” “comfortable,” “expect,” “anticipate,” “current,” “intention,” “estimate,” “position,” “assume,” “potential,” “outlook,” “continue,” “remain,” “maintain,” “sustain,” “seek,” “achieve,” and similar expressions, or future or conditional verbs such as “will,” “would,” “should,” “could,” “may,” or similar expressions. The forward-looking statements contained in this quarterly report involve risks and uncertainties. Our actual results could differ materially from those implied or expressed in the forward-looking statements for any reason, including due to the factors set forth in “Risk Factors” in this quarterly report on Form 10-Q and in Item 1A “Risk Factors” in Part 1 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2019.

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

COVID-19 Developments

On March 11, 2020, the World Health Organization declared the novel coronavirus (“COVID-19”) as a pandemic, and on March 13, 2020 the United States declared a national emergency with respect to COVID-19. The outbreak of COVID-19 has severely impacted global economic activity and caused significant volatility and negative pressure in financial markets. The global impact of the outbreak has been rapidly evolving and many countries, including the United States, have reacted by instituting quarantines, imposed restricting travel, and temporarily closing many corporate offices, retail stores, restaurants, fitness clubs and manufacturing facilities and factories in affected jurisdictions. Such actions are creating disruption in global supply chains and adversely impacting a number of industries. The outbreak could have a continued adverse impact on economic and market conditions and trigger a period of global economic slowdown. The rapid development and fluidity of this situation precludes any prediction as to the ultimate adverse impact of COVID-19. Nevertheless, COVID-19 presents material uncertainty and risks with respect to the underlying value of the Company’s portfolio companies, the Company’s business, financial condition, results of operations and cash flows, such as the potential negative impact to financing arrangements, increased costs of operations, changes in law and/or regulation, and uncertainty regarding government and regulatory policy.

We have evaluated subsequent events from March 31, 2020 through May 15, 2020.  However, as the discussion in this Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations relates to the Company’s financial statements for the quarterly period end March 31, 2020, the analysis contained herein may not fully account for impacts relating to the COVID-19 pandemic.  In that regard, for example, as of March 31, 2020, the Company valued its portfolio investments in conformity with U.S. GAAP based on the facts and circumstances known by the Company at that time, or reasonably expected to be known at that time. Due to the overall volatility that the COVID-19 pandemic has caused during the months that followed our March 31, 2020 valuation, any valuations conducted now or in the future in conformity with U.S. GAAP could result in a lower fair value of our portfolio. The impact to our results going forward may depend to a large extent on future developments and new information that may emerge regarding the duration and severity of COVID-19 and the actions taken by authorities and other entities to contain the coronavirus or treat its impact, all of which are beyond our control. Accordingly, the Company cannot predict the extent to which its financial condition and results of operations will be affected at this time.

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

Agreements and Plan of Mergers
The description of the Mergers (as defined below) and the Settlement (as defined below) set forth below are as of March 31, 2020. Subsequent to such date, the Amended MCC Merger Agreement (as defined below) and the Amended MDLY Merger Agreement (as defined below) were terminated. See “Recent Developments” for more information.

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

On July 29, 2019, the Company entered into amended and restated definitive agreements with MCC and MDLY. Pursuant to the Amended and Restated Agreement and Plan of Merger, dated as of July 29, 2019 (the “Amended MCC Merger Agreement”), by and between MCC and the Company, MCC will, on the terms and subject to the conditions set forth in the Amended MCC Merger Agreement, merge with and into the Company, with the Company as the surviving company in the MCC Merger. In the MCC Merger, each share of MCC’s common stock, other than shares of MCC’s common stock held by MCC, the Company or their respective wholly owned subsidiaries, will be exchanged for the right to receive (i) 0.68 shares of the Company’s common stock if the attorneys’ fees of plaintiffs’ counsel and litigation expenses paid or incurred by plaintiffs’ counsel or advanced by plaintiffs in connection with the Delaware Action, as described below ( such fees and expenses, the “Plaintiff Attorney Fees”), are less than or equal to $10,000,000; (ii) 0.66 shares of the Company’s common stock if the Plaintiff Attorney Fees are equal to or greater than $15,000,000; (iii) between 0.68 and 0.66 per share of the Company’s common stock if the Plaintiff Attorney Fees are greater than $10,000,000 but less than $15,000,000, calculated on a descending basis, based on straight line interpolation between $10,000,000 and $15,000,000; or (iv) 0.66 shares of the Company’s common stock in the event that the Plaintiff’s Attorney Fees are not fully and finally determined prior to the closing of the MCC Merger (such ratio, the “MCC Merger Exchange Ratio”); provided that cash will be paid in lieu of fractional shares of the Company’s common stock issuable in the MCC Merger. Based upon the Plaintiff Attorney Fees approved by the Court of Chancery of the State of Delaware (the “Delaware Court of Chancery”) as set forth in the Order and Final Judgment entered into on December 20, 2019, as described below (the “Delaware Order and Final Judgment”), the MCC Merger Exchange Ratio will be 0.66 shares of the Company’s common stock. MCC and the Company are appealing the Delaware Order and Final Judgment with respect to the Delaware Court of Chancery’s ruling on the Plaintiff Attorney Fees. Under the Amended MCC Merger Agreement, the MCC Merger exchange ratio is not subject to adjustment based on changes in the NAV of the Company or the market price of MCC’s common stock before the MCC Merger effective time. In addition, under the

Settlement, the defendant parties to the Settlement (other than MDLY) shall, among other things, deposit or cause to be deposited the Settlement Shares, the number of shares of which is to be calculated using the pro forma NAV of $6.37 per share as of June 30, 2019, and is not subject to subsequent adjustment based on changes in the NAV of the Company or the market price of MCC’s common stock before the MCC Merger effective time, provided that the MCC Merger is consummated by March 31, 2020, or, if consummated after March 31, 2020, only if the parties subsequently agree to extend the closing date on the same terms and conditions.

Pursuant to the Amended and Restated Agreement and Plan of Merger, dated as of July 29, 2019 (the “Amended MDLY Merger Agreement”), by and among MDLY, the Company, and Merger Sub, MDLY will, on the terms and subject to the conditions set forth in the Amended MDLY Merger Agreement, merge with and into Merger Sub, with Merger Sub as the surviving company in the MDLY Merger. In the MDLY Merger, each share of MDLY Class A Common Stock, issued and outstanding immediately prior to the MDLY Merger effective time (other than shares of MDLY Class A Common Stock held by MDLY, the Company or their respective wholly owned subsidiaries (the “Excluded MDLY Shares”) and the Dissenting Shares (as defined in the Amended MDLY Merger Agreement), held, immediately prior to the MDLY Merger effective time, by any person other than a Medley LLC Unitholder (as defined below)), will be exchanged for (i) 0.2668 shares of the Company’s common stock; provided that cash will be paid in lieu of fractional shares of the Company’s common stock; plus (ii) cash in an amount equal to $2.96 per share. In addition, in the MDLY Merger, each share of MDLY Class A Common Stock issued and outstanding immediately prior to the MDLY Merger effective time, other than the Excluded MDLY Shares and the Dissenting Shares, held, immediately prior to the MDLY Merger effective time, by holders of the issued and outstanding limited liability company interests of Medley LLC (the “Medley LLC Units” and, holders of the Medley LLC Units at any time on or after July 29, 2019, the “Medley LLC Unitholders”) will be exchanged for (i) 0.2072 shares of the Company’s common stock; provided that cash will be paid in lieu of fractional shares of the Company’s common stock; plus (ii) cash in an amount equal to $2.66 per share. Under the Amended MDLY Merger Agreement, the MDLY exchange ratios and the cash consideration amount was fixed on July 29, 2019, the date of the signing of the Amended MDLY Merger Agreement. The MDLY exchange ratios and the cash consideration amount are not subject to adjustment based on changes in the net asset value of Sierra or the market price of MDLY Class A common stock before the MDLY Merger effective time, provided that the MDLY Merger is consummated by March 31, 2020, or, if consummated after March 31, 2020, only if the parties subsequently agree to extend the closing date on the same terms and conditions.

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

Set forth below is a description of the Decision (as defined below), which should be read in the context of the impact of the Delaware Order and Final Judgment and corresponding Settlement.

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

The Delaware Court of Chancery held a trial on the plaintiffs’ motion for a preliminary injunction and issued a Memorandum Opinion (the “Decision”) on March 11, 2019. The Delaware Court of Chancery denied the plaintiffs’ requests to (i) permanently enjoin the MCC Merger and (ii) require MCC to conduct a “shopping process” for MCC on terms proposed by the plaintiffs in their complaint. The Delaware Court of Chancery held that MCC’s directors breached their fiduciary duties in entering into the MCC Merger, but rejected the plaintiffs’ claim that the Company aided and abetted those breaches of fiduciary duties. The Delaware Court of Chancery ordered the defendants to issue corrective disclosures consistent with the Decision, and enjoined a vote of MCC’s stockholders on the MCC Merger until such disclosures had been made and stockholders had the opportunity to assimilate that information.

On March 20, 2019, another purported stockholder class action was commenced by Stephen Altman against Brook Taube, Seth Taube, Jeff Tonkel, Arthur S. Ainsberg, Karin Hirtler-Garvey, Mark Lerdal, and John E. Mack in the Delaware Court of Chancery, captioned Altman v. Taube, Case No. 2019-0219 (the “Altman Action”). The complaint in the Altman Action alleged that the defendants breached their fiduciary duties to stockholders of MCC in connection with the vote of MCC’s stockholders on the proposed mergers. On April 8, 2019, the Delaware Court of Chancery granted a stipulation consolidating the Delaware Action and the Altman Action, designating the amended complaint in the Delaware Action as the operative complaint, and designating the plaintiffs in the Delaware Action and their counsel the lead plaintiffs and lead plaintiffs’ counsel, respectively.

On December 20, 2019, the Delaware Court of Chancery entered into the Delaware Order and Final Judgment approving the settlement of the Delaware Action (the “Settlement”). Pursuant to the Settlement, MCC agreed to certain amendments to (i) the MCC Merger Agreement and (ii) the MDLY Merger Agreement, which amendments are reflected in the Amended MCC Merger Agreement and the Amended MDLY Merger Agreement. The Settlement also provides for, if the MCC Merger is consummated, the creation of a settlement fund, consisting of $17 million in cash and $30 million of the Company’s common stock, with the number of shares of the Company’s common stock to be calculated using the pro forma NAV of $6.37 per share as of June 30, 2019, which will be distributed to eligible members of the Settlement Class (as defined in the Settlement). In addition, in connection with the Settlement, on July 29, 2019, MCC entered into a Governance Agreement with FrontFour Capital Group LLC, FrontFour Master Fund, Ltd., FrontFour Capital Corp., FrontFour Opportunity Fund, David A. Lorber, Stephen E. Loukas and Zachary R. George, pursuant to which, among other matters, FrontFour is subject to customary standstill restrictions and required to vote in favor of the MCC Merger at a meeting of stockholders to approve the Amended MCC Merger Agreement. The Settlement also provides for mutual releases between and among FrontFour and the Settlement Class, on the one hand, and the Medley Parties, on the other hand, of all claims that were or could have been asserted in the Delaware Action through September 26, 2019.

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

a,
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

Portfolio and Investment Activity
The following table shows the amortized cost and the fair value of our investment portfolio as of March 31, 2020:

	Amortized Cost	Percentage	Fair Value	Percentage
Senior secured first lien term loans	$405,261,570	49.8%	$314,110,335	55.3%
Senior secured second lien term loans	150,564,139	18.6	100,382,115	17.7
Senior secured first lien notes	14,470,250	1.8	8,670,253	1.5
Subordinated notes	68,957,826	8.5	42,193,531	7.4
Sierra Senior Loan Strategy JV I LLC	92,050,000	11.4	42,474,224	7.5
Equity/warrants	79,910,097	9.9	60,450,877	10.6
Total	$811,213,882	100.0%	$568,281,335	100.0%

As of March 31, 2020, our income-bearing investment portfolio, which represented 81.6% of our total portfolio, had a weighted average yield based upon the cost of our investment portfolio of 9.7%, and 3.7% of our income-bearing portfolio bore interest based on fixed rates, while 96.3% of our income-bearing portfolio bore interest at floating rates, such as LIBOR.

For the three months ended March 31, 2020, we invested $28.6 million of principal in directly originated transactions across 9 portfolio companies and $6.5 million of principal in syndicated transactions across 3 portfolio companies. As of March 31, 2020, the investment portfolio was comprised of $657.7 million of principal in directly originated transactions across 64 portfolio companies and $138.0 million of principal in syndicated transactions across 23 portfolio companies.

The following table shows the amortized cost and the fair value of our investment portfolio as of December 31, 2019:

	Amortized Cost	Percentage	Fair Value	Percentage
Senior secured first lien term loans	$382,580,269	48.0%	$328,816,197	48.7%
Senior secured second lien term loans	157,794,323	19.8	122,817,885	18.2
Senior secured first lien notes	15,217,625	1.9	14,354,825	2.1
Subordinated notes	92,050,000	11.5	68,434,389	10.1
Sierra Senior Loan Strategy JV I LLC	70,422,851	8.8	63,021,420	9.3
Equity/warrants	79,968,093	10.0	78,179,214	11.6
Total	$798,033,161	100.0%	$675,623,930	100.0%

As of December 31, 2019, our income-bearing investment portfolio, which represented 87.2% of our total portfolio, had a weighted average yield based upon the cost of our investment portfolio of approximately 9.6%, and 4.5% of our income-bearing portfolio bore interest based on fixed rates, while 95.5% of our income-bearing portfolio bore interest at floating rates, such as LIBOR.

The following table shows weighted average current yield to maturity based on fair value as of March 31, 2020 and December 31, 2019:

	March 31, 2020		December 31, 2019
	Percentage of Total Investments	Weighted Average Current Yield for Total Investments(1)	Percentage of Total Investments	Weighted Average Current Yield for Total Investments(1)
Senior secured first lien term loans	55.3%	12.3%	48.7%	10.4%
Senior secured second lien term loans	17.7	11.8	18.2	11.0
Senior secured first lien notes	1.5	13.9	2.1	29.6
Subordinated notes	7.4	9.8	10.1	10.8
Sierra Senior Loan Strategy JV I LLC	7.5	9.6	9.3	9.6
Equity/warrants	10.6	9.7	11.6	9.7
Total	100.0%	11.8%	100.0%	10.9%

(1)	The weighted average current yield for total investments does not represent the total return to our stockholders.

The following table shows the portfolio composition by industry classification based on fair value as of March 31, 2020:

Industry Classification	Investments at Fair Value	Percentage of Total Portfolio
Multi-Sector Holdings	$83,712,377	14.8%
High Tech Industries	77,571,982	13.7%
Services: Business	70,329,674	12.4%
Healthcare & Pharmaceuticals	56,523,542	9.9%
Banking, Finance, Insurance & Real Estate	49,756,783	8.8%
Construction & Building	34,486,687	6.1%
Aerospace & Defense	31,719,245	5.6%
Wholesale	23,962,090	4.2%
Consumer Goods: Durable	22,315,069	3.9%
Automotive	21,329,952	3.8%
Containers, Packaging & Glass	14,996,190	2.6%
Hotel, Gaming & Leisure	14,815,486	2.6%
Transportation: Cargo	12,072,031	2.1%
Chemicals, Plastics & Rubber	8,050,693	1.4%
Media: Diversified & Production	7,249,847	1.3%
Forest Products & Paper	7,030,225	1.2%
Transportation: Consumer	6,385,679	1.1%
Environmental Industries	6,068,303	1.1%
Capital Equipment	5,766,486	1.0%
Consumer Goods: Non-durable	4,477,130	0.8%
Metals & Mining	3,345,051	0.6%
Energy: Oil & Gas	3,112,240	0.5%
Media: Broadcasting & Subscription	1,297,085	0.2%
Media: Advertising, Printing & Publishing	1,118,750	0.2%
Retail	788,738	0.1%
Total	$568,281,335	100.0%

The following table shows the portfolio composition by industry classification based on fair value as of December 31, 2019:

Industry Classification	Investments at Fair Value	Percentage of Total Portfolio
Multi-Sector Holdings	$130,278,650	19.2%
High Tech Industries	81,531,661	12.1
Services: Business	81,285,736	12.0
Healthcare & Pharmaceuticals	57,374,851	8.5
Banking, Finance, Insurance & Real Estate	52,049,297	7.7
Construction & Building	39,865,739	5.9
Wholesale	35,186,289	5.2
Aerospace & Defense	34,475,020	5.1
Consumer Goods: Durable	24,214,089	3.6
Hotel, Gaming & Leisure	21,365,163	3.2
Automotive	19,861,655	2.9
Containers, Packaging & Glass	15,655,179	2.3
Transportation: Cargo	12,771,231	1.9
Energy: Oil & Gas	10,007,469	1.5
Chemicals, Plastics & Rubber	9,505,614	1.4
Media: Diversified & Production	9,493,583	1.4
Forest Products & Paper	7,182,914	1.1
Transportation: Consumer	6,877,180	1.0
Capital Equipment	6,537,927	1.0
Environmental Industries	6,414,400	0.9
Consumer Goods: Non-durable	4,721,895	0.7
Metals & Mining	3,258,022	0.5
Media: Broadcasting & Subscription	2,163,218	0.3
Retail	1,846,648	0.3
Media: Advertising, Printing & Publishing	1,700,500	0.3
Total	$675,623,930	100.0%

SIC Advisors regularly assesses the risk profile of our portfolio investments and rates each of them based on the categories set forth below, which we refer to as SIC Advisors’ investment credit rating. Investment credit ratings are assigned to each of the investments in our portfolio that are directly held by the Company, but exclude any off-balance sheet interests of the Company:

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

The following table shows the distribution of our investment portfolio, not including cash and cash equivalents, on the 1 to 5 investment credit rating scale at fair value as of March 31, 2020 and December 31, 2019:

	March 31, 2020		December 31, 2019
Investment Credit Rating	Investments at Fair Value	Percentage	Investments at Fair Value	Percentage
1	$49,728,280	8.8%	$58,241,430	8.6%
2	335,852,955	59.1	455,613,817	67.5
3	150,205,350	26.4	144,141,977	21.3
4	11,576,070	2.0	7,187,740	1.1
5	20,918,680	3.7	10,438,966	1.5
Total	$568,281,335	100.0%	$675,623,930	100.0%
Results of Operations
The following table shows operating results for the three months ended March 31, 2020 and 2019:

	For the Three Months Ended March 31,
	2020	2019
Total investment income	$11,176,811	$20,910,460
Total expenses	10,353,011	12,115,767
Net investment income	823,800	8,794,693
Net realized gain/(loss) from investments and total return swap	217,479	(16,585,595)
Net change in unrealized appreciation/(depreciation) on investments and total return swap	(120,523,220)	25,678,886
Change in provision for deferred taxes on unrealized gain on investments	240,935	(2,974,612)
Net increase/(decrease) in net assets resulting from operations	$(119,241,006)	$14,913,372

Investment Income
Total investment income decreased $9,733,649, or 46.5%, to $11,176,811 for the three months ended March 31, 2020, compared to $20,910,460 for the three months ended March 31, 2019. Total investment income consisted primarily of portfolio interest and dividends, which decreased $10,266,690, or 51.1%, to $9,823,738 for the three months ended March 31, 2020, compared to $20,090,428 for the three months ended March 31, 2019. This decrease was primarily attributable to an increase in the number of portfolio companies on non-accrual, and to a lesser extent, a decrease in the size of the underlying portfolio due to reduced leverage utilization. As of March 31, 2020, certain investments in sixteen portfolio companies were on non-accrual status with a combined cost of $140,738,101, or 17.3% of the cost of the Company's portfolio, and a combined fair value of $32,030,369, or 5.6% of the fair value of the Company's portfolio. As of March 31, 2020, certain investments in two portfolio companies were on partial non-accrual status with a combined cost of $18,617,271, or 2.3% of the cost of the Company's portfolio, and a combined fair value of $17,420,745, or 3.1% of the fair value of the Company's portfolio. As of March 31, 2019, nine portfolio companies were on non-accrual status with a cost of $95,342,694, or 10.0% of the cost of the Company's portfolio, and a fair value of $40,351,458, or 4.5% of the fair value of the Company's portfolio. Fee income decreased $412,812, or 77.2%, to $121,698 for the three months ended March 31, 2020, compared to $534,510 for the three months ended March 31, 2019, primarily due to a decrease in fees associated with loan originations and loan prepayments.
Operating Expenses
The following table shows operating expenses for the three months ended March 31, 2020 and 2019 :

	For the Three Months Ended March 31,
	2020	2019
Base management fees	$3,251,451	$4,442,090
Interest and financing expenses	4,287,663	5,430,233
Incentive fees	—	—
General and administrative expenses	1,970,968	941,498
Administrator expenses	721,632	622,071
Offering costs	3,243	32,308
Professional fees	118,054	647,567
Total expenses	$10,353,011	$12,115,767

Total expenses decreased $1,762,756, or 14.5%, to $10,353,011 for the three months ended March 31, 2020, as compared to $12,115,767 for the three months ended March 31, 2019, primarily due to a decrease in base management fees and a decrease in interest and financing expenses.

Base management fees decreased $1,190,639, or 26.8%, to $3,251,451 for the three months ended March 31, 2020, as compared to $4,442,090 for the three months ended March 31, 2019, primarily due to a decrease in our gross assets.

Interest and financing expenses decreased $1,142,570, or 21.0%, to $4,287,663 for the three months ended March 31, 2020, as compared to $5,430,233 for the three months ended March 31, 2019, primarily due to a decrease in the weighted average interest rate of our credit facilities because of a decrease in LIBOR rates of 0.6%, or a 10.5% decrease.

General and administrative expenses increased $1,029,470, or 109.3%, to $1,970,968 for the three months ended March 31, 2020, as compared to $941,498 for the three months ended March 31, 2019, primarily due to an increase in the Company's insurance expenses.

Professional fees decreased $529,513, or 81.8% to $118,054 for the three months ended March 31, 2020, as compared to $647,567 for the three months ended March 31, 2019, primarily due to a one time adjustment in valuation expenses.

Net Realized Gains/Losses on Investments
We measure realized gains or losses by the difference between the net proceeds from the disposition and the amortized cost basis of an investment, without regard to unrealized gains or losses previously recognized. For the three months ended March 31, 2020, we recognized net realized gain on investments of $217,479, primarily due to the sale of investments. For the three months ended March 31, 2019, we recognized net realized loss on investments of $16,585,595, primarily due to certain non-cash restructuring transactions and the wind-down of our TRS facility.

Net Unrealized Appreciation/Depreciation on Investments
Net change in unrealized appreciation/depreciation on investments reflects the net change in the fair value of our investments including the TRS and provision for deferred taxes. For the three months ended March 31, 2020, we recorded a net change in unrealized depreciation of $120,282,285. The unrealized depreciation resulted from negative credit-related adjustments that caused a reduction in fair value of certain portfolio investments. Negative credit-related adjustments were, in part, on watchlist securities and portfolio investments on non-accrual. In part, the net change in unrealized depreciation reflected widening credit spreads as market participants expected a higher yield on similar investments given the significant market volatility generated by the COVID-19 pandemic and, to some extent, other factors such as specific industry concerns, uncertainty about the duration of business shutdowns and near-term liquidity needs of certain of our portfolio investments. For additional information concerning the COVID-19 pandemic and its potential impact on our business and our operating results, see Part II - Other information, Item 1A. Risk Factors, “We are currently operating in a period of capital markets disruptions and economic uncertainty. Such market conditions may materially and adversely affect debt and equity capital markets, which may have a negative impact on our business, financial condition and operations” and “We are currently operating in a period of capital markets disruptions and economic uncertainty. Such market conditions may materially and adversely affect debt and equity capital markets, which may have a negative impact on our business, financial condition and operations.”

For the three months ended March 31, 2019, we recorded a net change in unrealized appreciation of $22,704,274. The unrealized appreciation resulted from the reversal of unrealized losses as a result of realizations on certain non-cash restructuring transactions.

Changes in Net Assets from Operations
For the three months ended March 31, 2020, we recorded a net decrease in net assets resulting from operations of $119,241,006. Based on 102,715,153 weighted average common shares outstanding for the three months ended March 31, 2020, our per share net decrease in net assets resulting from operations was $1.16. For the three months ended March 31, 2019, we recorded a net increase in net assets resulting from operations of $14,913,372. Based on 99,158,430 weighted average common shares outstanding for the three months ended March 31, 2019, our per share net increase in net assets resulting from operations was $0.15.

Financial Condition, Liquidity and Capital Resources
As a BDC, we distribute substantially all of our net income to our stockholders and have an ongoing need to raise additional capital for investment purposes. To fund growth, we have a number of alternatives available to increase capital; including increasing debt, and funding from operational cash flow.

Our liquidity and capital resources historically have been generated primarily from the net proceeds of our public offering of common stock, use of our credit facilities and our TRS. Currently, our primary source of liquidity is derived from the use of our credit facility.

As of March 31, 2020 and December 31, 2019, we had $151.8 million and $225.3 million, respectively, in cash and cash equivalents. In the future, we may generate cash from future offerings of securities, future borrowings and cash flows from operations, including interest earned from the temporary investment of cash in U.S. government securities and other high-quality debt investments that mature in one year or less. Our primary use of funds is to make investments in our targeted asset classes, cash distributions to our stockholders, and other general corporate purposes.

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

The following table shows our net borrowings as of March 31, 2020 and December 31, 2019:

	March 31, 2020			December 31, 2019
	Total Commitment	Balance Outstanding	Unused Commitment	Total Commitment	Balance Outstanding	Unused Commitment
ING Credit Facility	$215,000,000	$88,100,000	$126,900,000	$215,000,000	$88,100,000	$126,900,000
Alpine Credit Facility	300,000,000	180,000,000	120,000,000	300,000,000	240,000,000	60,000,000
Total before deferred financing costs	515,000,000	268,100,000	246,900,000	515,000,000	328,100,000	186,900,000
Unamortized deferred financing costs	—	(1,800,914)	—	—	(2,235,279)	—
Total borrowings outstanding, net	$515,000,000	$266,299,086	$246,900,000	$515,000,000	$325,864,721	$186,900,000

ING Credit Facility
On August 12, 2016, the Company amended its existing senior secured syndicated revolving credit facility (the “ING Credit Facility” as amended from time to time as described below) pursuant to a Senior Secured Revolving Credit Agreement (the “Revolving Credit Agreement” as amended from time to time as described below) with certain lenders party thereto from time to time and ING Capital LLC, as administrative agent. The ING Credit Facility matures on September 30, 2020 and is secured by substantially all of the Company’s assets, subject to certain exclusions as further set forth in an Amended and Restated Guarantee, Pledge and Security Agreement (the “Security Agreement”) entered into in connection with the Revolving Credit Agreement, among the Company, the subsidiary guarantors party thereto, ING Capital LLC, as Administrative Agent, each Financial Agent and Designated Indebtedness Holder party thereto and ING Capital LLC, as Collateral Agent. The ING Credit Facility also includes usual and customary representations, covenants and events of default for senior secured revolving credit facilities of this nature. On February 13, 2015, commitments to the ING Credit Facility were expanded from $150,000,000 to $170,000.000. On August 12, 2016, commitments to the ING Credit Facility were expanded from $170,000,000 to $175,000,000. On April 20, 2017, commitments to the ING Credit Facility were expanded from $175,000,000 to $220,000,000.

On February 8, 2019, the Company entered into Amendment No. 1 to the Revolving Credit Agreement that, among other things, permits the transactions contemplated by the MCC Merger Agreement and the MDLY Merger Agreement.

On July 25, 2019, the Company entered into Amendment No. 2 to the Revolving Credit Agreement that among other things, (i) reduced the size of the commitments thereunder from $220.0 million to $215.0 million, (ii) extended the Revolver Termination Date (as defined in the Revolving Credit Agreement) from August 12, 2019 to March 31, 2020 and (iii) extended the Maturity Date (as defined in the Revolving Credit Agreement) from August 12, 2020 to March 31, 2021.

On March 30, 2020, the Company entered into Amendment No. 3 to the Revolving Credit Agreement that among other things, extended the Revolver Termination Date from March 31, 2020 to April 30, 2020 after which the Revolving Credit Facility would enter amortization.

On May 15, 2020, the Company entered into Amendment No. 4 to the Revolving Credit Agreement to among other things, (i) shorten the maturity date from March 31, 2021 to September 30, 2020, (ii) accelerate the amortization of the Revolving Credit Agreement, and (iii) provide for the prepayment of the outstanding loans under the Revolving Credit Agreement in an aggregate principal amount of not less than $20 million.

The ING Credit Facility allows for us, at our option, to borrow money at a rate of either (i) an alternate base rate plus 1.50% per annum or (ii) LIBOR plus 2.50% per annum. The interest rate margins are subject to certain step-downs upon the satisfaction of certain conditions described in the Revolving Credit Agreement. The alternate base rate will be the greatest of (i) the U.S. Prime Rate set forth in the Wall Street Journal, (ii) the federal funds effective rate plus 1/2 of 1%, and (iii) three month LIBOR plus 1%. As of March 31, 2020 and December 31, 2019, the commitment under the ING Credit Facility was $215 million and includes an accordion feature that allows for potential future expansion of the ING Credit Facility up to a total of $500 million. Availability of loans under the ING Credit Facility is linked to the valuation of the collateral pursuant to a borrowing base mechanism.

We are also required to pay a commitment fee to the lenders based on the daily unused portion of the aggregate commitments under the ING Credit Facility. The commitment fee is (i) 1.50% if the used portion of the aggregate commitments is less than or equal to 40%, (ii) 0.75% if the used portion of the aggregate commitments is greater than 40% and less than or equal to 65% or (iii) 0.50% if the used portion of the aggregate commitments is greater than 65%. The ING Credit Facility provides that we may use the proceeds of the facility for general corporate purposes, including making investments in accordance with our investment objective and strategy. As of March 31, 2020 and December 31, 2019, our borrowings under the ING Facility totaled $88,100,000 and $88,100,000, respectively, and were recorded as part of revolving credit facilities payable on our Consolidated Statements of Assets and Liabilities.

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

Borrowings under the Alpine Credit Facility are subject to compliance with a NAV coverage ratio with respect to the current value of Alpine’s portfolio and various eligibility criteria must be satisfied with respect to the initial acquisition of each loan in Alpine’s portfolio. Any amounts borrowed under the Alpine Credit Facility will mature, and all accrued and unpaid interest thereunder will be due and payable, on March 29, 2022. As of March 31, 2020, Alpine’s borrowings under the Alpine Credit Facility totaled $180,000,000 and were recorded as part of revolving credit facilities payable on our Consolidated Statements of Assets and Liabilities.

Contractual Obligations
The following table shows our payment obligations for repayment of debt, which total our contractual obligations at March 31, 2020:

	Payment Due By Period
	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
ING Credit Facility	$88,100,000	$88,100,000	$—	$—	$—
Alpine Credit Facility	180,000,000	—	180,000,000		—
Total Contractual Obligations	$268,100,000	$88,100,000	$180,000,000	$—	$—

We have entered into certain contracts under which we have material future commitments. On April 5, 2012, we entered into the Investment Advisory Agreement with SIC Advisors in accordance with the 1940 Act. The Investment Advisory Agreement became effective as of April 17, 2012, the date that we met the minimum offering requirement. Pursuant to the 1940 Act, the initial term of the Investment Advisory Agreement was for two years from its effective date, with one-year renewals subject to approval by our board of directors, a majority of whom must be independent directors. Most recently, on April 3, 2020, the board of directors approved the renewal of the Investment Advisory Agreement for an additional one-year term at a board meeting. SIC Advisors serves as our investment adviser in accordance with the terms of the Investment Advisory Agreement. Payments under our Investment Advisory Agreement in each reporting period consist of (i) a management fee equal to a percentage of the value of our gross assets and (ii) an incentive fee based on our performance.

On April 5, 2012, we entered into the Administration Agreement with Medley Capital LLC with an initial term of two years, pursuant to which Medley Capital LLC furnishes us with administrative services necessary to conduct our day-to-day operations. The Administration Agreement became effective as of April 17, 2012, the date that we met the minimum offering requirement. Most recently, on April 3, 2020, the board of directors approved the renewal of the Administration Agreement for an additional one-year term at a board meeting. Medley Capital LLC is reimbursed for administrative expenses it incurs on our behalf in performing its obligations. Such costs are reasonably allocated to us on the basis of assets, revenues, time records or other reasonable methods. We do not reimburse Medley Capital LLC for any services for which it receives a separate fee or for rent, depreciation, utilities, capital equipment or other administrative items allocated to a controlling person of Medley Capital LLC.

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

On September 29, 2017, Arbor entered into the Fifth Amended Confirmation Letter Agreement with Citibank. The Fifth Amended Confirmation Agreement reduced the maximum portfolio notional (determined at the time each such loan becomes subject to the TRS) from $300,000,000 to $180,000,000, through incremental reductions of $60,000,000 on October 3, 2017 and $20,000,000 on each of November 3, 2017, December 3, 2017 and January 3, 2018. The Fifth Amended Confirmation Agreement also decreased the interest rate payable to Citibank from LIBOR plus 1.65% per annum to LIBOR plus 1.60% per annum. Other than the foregoing, the Fifth Amended Confirmation Agreement did not change any of the other material terms of the TRS. On July 22, 2019, the TRS with Citibank was terminated, and the TRS was fully wound down during the fiscal quarter ended September 30, 2019.

The TRS with Citibank enabled Arbor to obtain the economic benefit of the loans underlying the TRS, despite the fact that such loans were not directly held or otherwise owned by Arbor, in return for an interest-type payment to Citibank. Accordingly, the TRS was analogous to Arbor utilizing leverage to acquire loans and incurring an interest expense to a lender.

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

There were no transactions in TRS contracts or derivative assets from Citibank during the three months ended March 31, 2020. Transactions in TRS contracts during the three months ended March 31, 2019 were $9.2 million in realized losses and $6.7 million in net change in unrealized appreciation, which are recorded on the Consolidated Statements of Operations.

The volume of the Company’s derivative transactions for the three months ended March 31, 2020 and 2019 were as follows:

	Three Months Ended March 31,
	2020	2019
Average notional amount of contracts (1)	$—	$30,563,576

(1)
Average notional amount is based on the average month end balances for the three months ended March 31, 2020 and 2019, which is representative of the volume of notional contract amounts held during each year.

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

As of March 31, 2020 and December 31, 2019, Sierra JV had total capital commitments of $116 million, with the Company providing $101.5 million and GALIC providing $14.5 million. Approximately $105.2 million was funded as of March 31, 2020 and December 31, 2019, relating to these commitments, of which $92.1 million was from the Company. The Company does not have the right to withdraw any of their respective capital commitment, unless in connection with a transfer of its membership interests. The Company may transfer full membership interests as long as it is approved by all members and transferred in a transaction exempt from the registration requirements of the Securities Act of 1933, as amended, or applicable state securities laws.

On August 4, 2015, Sierra JV entered into a senior secured revolving credit facility the ("JV Facility") led by Credit Suisse, AG, Cayman Islands Branch ("CS") with commitments of $100 million subject to certain leverage and borrowing base restrictions. On December 29, 2015, the JV Facility was amended and the total commitments were increased to $135 million. On March 30, 2017, the Company amended the JV Facility previously administered by CS and facilitated the assignment of all rights and obligations of CS under the JV Facility to Deutsche Bank AG New York Branch, ("DB") and increased the total loan commitments to $240 million. On May 26, 2017, the commitments to the JV facility were increased from $240 million to $250 million. On March 29, 2019, the JV Facility reinvestment period was extended from March 30, 2019 to June 28, 2019. On June 28, 2019, the JV Facility reinvestment period was further extended from June 28, 2019 to October 28, 2019. On October 28, 2019, the JV Facility reinvestment period was further extended from October 28, 2019 to March 31, 2020 and the interest rate was modified from bearing an interest rate of LIBOR (with a 0.00% floor) + 2.50% per annum to LIBOR (with a 0.00% floor) + 2.75% per annum. On March 31, 2020, the JV Facility reinvestment period was further extended from March 31, 2020 to April 30, 2020. On April 30, 2020, the JV Facility reinvestment period was further extended from April 30, 2020 to July 31, 2020. Effective as of April 30, 2020, the maturity date was extended to July 31, 2023.The JV Facility is secured substantially by all of Sierra JV's assets, subject certain exclusions set forth in the Credit Facility.

As of March 31, 2020, Sierra JV’s portfolio was comprised of 100.0% of senior secured first lien term loans to 60 different portfolio companies with two portfolio companies on non-accrual status. As of December 31, 2019, Sierra JV’s portfolio was comprised of 100% of senior secured first lien term loans to 60 different portfolio companies with one portfolio company on non-accrual status.

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

Our board of directors temporarily suspended the monthly distributions on the shares of the Company’s common stock. See “Recent Developments” for more information. Any distributions to our stockholders paid by the Company is subject to our board of directors’ discretion and applicable legal restrictions and take into account our results of operations, our general financial condition, general economic conditions, or other factors prohibit us from declaring a distribution. Any distributions to our stockholders will be declared out of assets legally available for distribution. From time to time, but not less than quarterly, we will review our accounts to determine whether distributions to our stockholders are appropriate. We have not established limits on the amount of funds we may use from available sources to make distributions. From the commencement of our offering through September 30, 2016, a portion of our distributions were comprised in part of expense support payments made by SIC Advisors that were subject to repayment by us within three years of the date of such support payment. The Expense Support Agreement expired on December 31, 2016 and the Company's contingent obligation to repay eligible reimbursements to SIC Advisors expired on September 30, 2019. The purpose of this arrangement was to cover distributions to stockholders so as to ensure that the distributions did not constitute a return of capital for GAAP purposes. In the future, we may have distributions which could be characterized as a return of capital. Such distributions are not based on our investment performance and can only be sustained if we achieve positive investment performance in future periods. There can be no assurance that we will achieve the performance necessary to make distributions and at historical levels in the future. SIC Advisors has no obligation to enter into a renewed expense support agreement.

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

The following table reflects the cash distributions per share that the Company has declared or paid to its stockholders during 2020 and 2019. Stockholders of record as of each respective record date were entitled to receive the distribution.

Record Date	Payment Date	Amount per share
January 25, 2019	January 31, 2019	0.05334
February 11, 2019	February 28, 2019	0.05334
March 11, 2019	March 29, 2019	0.05334
April 29, 2019	April 30, 2019	0.05334
May 30, 2019	May 31, 2019	0.05334
June 27, 2019	June 28, 2019	0.05334
July 30, 2019	July 31, 2019	0.05334
August 29, 2019	August 30, 2019	0.05334
September 27, 2019	September 30, 2019	0.05334
October 30, 2019	October 31, 2019	0.05334
November 28, 2019	November 29, 2019	0.05334
December 30, 2019	December 31, 2019	0.05334
January 30, 2020	January 31, 2020	0.03500
February 27, 2020	February 28, 2020	0.03500
March 30, 2020	March 31, 2020	0.03500
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

The description of the Mergers (as defined below) and the Settlement (as defined below) set forth below are as of March 31, 2020. Subsequent to such date, the Amended MCC Merger Agreement (as defined below) and the Amended MDLY Merger Agreement (as defined below) were terminated. See “Recent Developments” for more information.

On August 9, 2018, the Company entered into definitive agreements to acquire MCC and MDLY. Pursuant to the MCC Merger Agreement, MCC would, on the terms and subject to the conditions set forth in the MCC Merger Agreement, merge with and into the Company, with the Company as the surviving company in the MCC Merger. In the MCC Merger, each share of MCC’s common stock issued and outstanding immediately prior to the MCC Merger effective time (other than shares of MCC’s common stock held by MCC, the Company or their respective wholly owned subsidiaries) would be converted into the right to receive 0.8050 shares of the Company’s common stock; provided that cash will be paid in lieu of fractional shares of the Company’s common stock issuable in the MCC Merger. Simultaneously, pursuant to the MDLY Merger Agreement, MDLY would, on the terms and subject to the conditions set forth in the MDLY Merger Agreement, merge with and into Merger Sub, with Merger Sub as the surviving company in the MDLY Merger, and MDLY’s existing asset management business would continue to operate as a wholly owned subsidiary of the Company. In the MDLY Merger, each share of MDLY Class A common stock, issued and outstanding immediately prior to the MDLY Merger effective time (other than Dissenting Shares (as defined in the MDLY Merger Agreement) and shares of MDLY Class A common stock held by MDLY, the Company or their respective wholly owned subsidiaries) would be converted into the right to receive (i) 0.3836 shares of our common stock; provided that cash will be paid in lieu of fractional shares of the Company’s common stock issuable in the MDLY Merger; plus (ii) cash in an amount equal to $3.44 per share. In addition, MDLY's stockholders would have the right to receive certain dividends and/or other payments.

On July 29, 2019, the Company entered into amended and restated definitive agreements with MCC and MDLY. Pursuant to the Amended MCC Merger Agreement, MCC will, on the terms and subject to the conditions set forth in the Amended MCC Merger Agreement, merge with and into the Company, with the Company as the surviving company in the MCC Merger. In the MCC Merger, each share of MCC’s common stock, other than shares of MCC’s common stock held by MCC, the Company or their respective wholly owned subsidiaries, will be exchanged for the right to receive (i) 0.68 shares of the Company’s common stock if the attorneys’ fees of plaintiffs’ counsel and litigation expenses paid or incurred by plaintiffs’ counsel or advanced by plaintiffs in connection with the Delaware Action, as described below ( such fees and expenses, the “Plaintiff Attorney Fees”), are less than or equal to $10,000,000; (ii) 0.66 shares of the Company’s common stock if the Plaintiff Attorney Fees are equal to or greater than $15,000,000; (iii) between 0.68 and 0.66 per share of the Company’s common stock if the Plaintiff Attorney Fees are greater than $10,000,000 but less than $15,000,000, calculated on a descending basis, based on straight line interpolation between $10,000,000 and $15,000,000; or (iv) 0.66 shares of the Company’s common stock in the event that the Plaintiff’s Attorney Fees are not fully and finally determined prior to the closing of the MCC Merger (such ratio, the “MCC Merger Exchange Ratio”); provided that cash will be paid in lieu of fractional shares of the Company’s common stock issuable in the MCC Merger. Based upon the Plaintiff Attorney Fees approved by the Delaware Court of Chancery as set forth in the Order and Final Judgment entered into on December 20, 2019, as described below (the “Delaware Order and Final Judgment”), the MCC Merger Exchange Ratio will be 0.66 shares of the Company’s common stock. MCC and the Company are appealing the Delaware Order and Final Judgment with respect to the Delaware Court of Chancery’s ruling on the Plaintiff Attorney Fees. Under the Amended MCC Merger Agreement, the MCC Merger exchange ratio is not subject to adjustment based on changes in the NAV of the Company or the market price of MCC’s common stock before the MCC Merger effective time. In addition, under the Settlement, the defendant parties to the Settlement (other than MDLY) shall, among other things, deposit or cause to be deposited the Settlement Shares, the number of shares of which is to be calculated using the pro forma NAV of $6.37 per share as of June 30, 2019, and is not subject to subsequent adjustment based on changes in the NAV of the Company or the market price of MCC’s common stock before the MCC Merger effective time, provided that the MCC Merger is consummated by March 31, 2020, or, if consummated after March 31, 2020, only if the parties subsequently agree to extend the closing date on the same terms and conditions. Pursuant to the Amended MDLY Merger Agreement, MDLY will, on the terms and subject to the conditions set forth in the Amended MDLY Merger Agreement, merge with and into Merger Sub, with Merger Sub as the surviving company in the MDLY Merger. In the MDLY Merger, each share of MDLY Class A Common Stock, issued and outstanding immediately prior to the MDLY Merger effective time (other than shares of MDLY Class A Common Stock held by MDLY, the Company or their respective wholly owned subsidiaries (the “Excluded MDLY Shares”) and the Dissenting Shares (as defined in the Amended MDLY Merger Agreement), held, immediately prior to the MDLY Merger effective time, by any person other than a Medley LLC Unitholder (as defined below)), will be exchanged for (i) 0.2668 shares of the Company’s common stock; provided that cash will be paid in lieu of fractional shares of the Company’s common stock; plus (ii) cash in an amount equal to $2.96 per share. In addition, in the MDLY Merger, each share of MDLY Class A Common Stock issued and outstanding immediately prior to the MDLY Merger effective time, other than the Excluded MDLY Shares and the Dissenting Shares, held, immediately prior to the MDLY Merger effective time, by holders of the issued and outstanding limited liability company interests of Medley LLC (the “Medley LLC Units” and, holders of the Medley LLC Units at any time on or after July 29, 2019, the “Medley LLC Unitholders”) will be exchanged for (i) 0.2072 shares of the Company’s common stock; provided that cash will be paid in lieu of fractional shares of the Company’s common stock; plus (ii) cash in an amount equal to $2.66 per share. Under the Amended MDLY Merger Agreement, the MDLY exchange ratios and the cash consideration amount was fixed on July 29, 2019, the date of the signing of the Amended MDLY Merger Agreement. The MDLY exchange ratios and the cash consideration amount are not subject to adjustment based on changes in the net asset value of the Company or the market price of MDLY Class A common stock before the MDLY Merger effective time, provided that the MDLY Merger is consummated by March 31, 2020, or, if consummated after March 31, 2020, only if the parties subsequently agree to extend the closing date on the same terms and conditions.

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

•
an independent valuation firm engaged by our board of directors prepares an independent valuation report for approximately one third of the portfolio investments each quarter on a rotating quarterly basis on non fiscal year-end quarters, such that each of these investments will be valued by an independent valuation firm at least twice per annum when combined with the fiscal year-end review of all the investments by independent valuation firms, exclusive of any TRS underlying portfolio.

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

Payment-in-Kind Interest
We have investments in our portfolio that contain a PIK interest provision. Any PIK interest is added to the principal balance of such investments and is recorded as income, if the portfolio company valuation indicates that such PIK interest is collectible. In order to maintain RIC tax treatment, substantially all of this income must be paid out to stockholders in the form of dividends, even if we have not collected any cash.

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

Recent Developments
On April 28, 2020, our board of directors temporarily suspended the monthly distributions on the shares of the Company’s common stock to enhance financial flexibility. Shareholder distributions, including both cash and through the distribution reinvestment plan, will be suspended beginning with the month ending April 30, 2020. The Company expects to evaluate resumption of monthly distributions at a future date. The Company believes that it is in the best long-term interests of its shareholders to maintain a conservative approach to its distribution policy during this volatile economic environment.

Section 9.1(c) of the Amended MCC Merger Agreement and Section 9.1(c) of the Amended MDLY Merger Agreement each permits the Company and either MCC or MDLY, as applicable, to terminate the Amended MCC Merger Agreement and the Amended MDLY Merger Agreement, respectively, if the MCC Merger or the MDLY Merger, as applicable, has not been consummated on or before March 31, 2020 (the “Outside Date”). On May 1, 2020, the Company terminated both the Amended MCC Merger Agreement and the Amended MDLY Merger Agreement effective as of May 1, 2020 as the Outside Date has passed and neither the MCC Merger or the MDLY Merger has been consummated. In determining to terminate the Amended MCC Merger Agreement and the Amended MDLY Merger Agreement, the Company considered a number of factors, including, among other factors, changes in the relative valuations of the Company, MCC, and MDLY, the changed circumstances and the unpredictable economic conditions resulting from the global health crisis caused by the coronavirus (COVID-19) pandemic, and the uncertainty regarding the parties’ ability to satisfy the conditions to closing in a timely manner.

As a result of the foregoing, in connection with the Delaware Action, no Settlement Fund will be established or paid to the stockholders of MCC and no Contingent Fee Award will be paid to plaintiff’s counsel. The other terms of the Settlement, including the releases provided for in the Delaware Order and Final Judgment, remain in effect. In addition, as a result of the foregoing, $15.7 million of deferred transaction costs incurred in connection with the Mergers that were deferred until the closing or termination of the Mergers will be expensed in the quarter ended June 30, 2020.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are subject to financial market risks, including changes in interest rates. As of March 31, 2020, 96.3% of our portfolio investments (based on fair value) paid floating interest rates, while 3.7% paid fixed interest rates and 18.4% were non-income producing investments while 81.6% were income producing investments. A rise in the general level of interest rates can be expected to lead to higher interest rates applicable to any variable rate investments we hold and to declines in the value of any fixed rate investments we hold. In addition, a rise in interest rates may increase the likelihood that a portfolio company defaults on a loan. However, many of our variable rate investments provide for an interest rate floor, which may prevent our interest income from increasing until benchmark interest rates increase beyond a threshold amount. To the extent that a substantial portion of our investments may be in variable rate investments, an increase in interest rates beyond this threshold would make it easier for us to meet or exceed the hurdle rate applicable to the subordinated incentive fee on income under the Investment Advisory Agreement we have entered into with SIC Advisors, and may result in a substantial increase in our net investment income and to the amount of incentive fees payable to SIC Advisors with respect to our increased pre-incentive fee net investment income.

Our interest expense will also be affected by changes in the published LIBOR rate in connection with our credit facilities. See "Risks Relating to Debt Financing - Changes relating to the LIBOR calculation process may adversely affect the value of our portfolio of LIBOR-indexed, floating-rate debt securities” in "Item 1 A. Risk Factors" of our annual report on Form 10-K for the fiscal year ended December 31, 2019. We expect any future credit facilities, total return swap agreements or other financing arrangements that we or any of our subsidiaries may enter into will also be based on a floating interest rate. As a result, we are subject to risks relating to changes in market interest rates. In periods of rising interest rates, when we or our subsidiaries have debt outstanding or financing arrangements in effect, our cost of funds would increase, which could reduce our net investment income, especially to the extent we hold fixed rate investments.

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

Based on our Consolidated Statement of Assets and Liabilities as of March 31, 2020, the following table shows the approximate annual impact on the change in net interest income of hypothetical base rate changes in interest rates, assuming no changes in our investment portfolio and capital structure:

	Change in
Basis point increase/(decrease)	Interest Income (1)	Interest Expense	Net Interest Income
300	$17,077,983	$8,043,000	$9,034,983
200	11,385,322	5,362,000	6,023,322
100	5,692,661	2,681,000	3,011,661
(100)	(1,587,635)	(2,681,000)	1,093,365
(200)	(1,587,635)	(2,654,190)	1,066,555
(300)	(1,587,635)	(2,654,190)	1,066,555

(1)	Assumes no defaults or prepayments by portfolio companies over the next twelve months.

We expect that our long-term investments will be financed primarily with equity and debt. If deemed prudent, we may use interest rate risk management techniques in an effort to minimize our exposure to interest rate fluctuations. These techniques may include various interest rate hedging activities to the extent permitted by the 1940 Act. Adverse developments resulting from changes in interest rates or hedging transactions could have a material adverse effect on our business, financial condition and results of operations. During the three months ended March 31, 2020, we did not engage in interest rate hedging activities.

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

On January 25, 2019, two purported class actions were commenced in the Supreme Court of the State of New York, County of New York (the "New York Supreme Court"), by alleged stockholders of Medley Capital Corporation, captioned, respectively, Helene Lax v. Brook Taube, et al., Index No. 650503/2019, and Richard Dicristino, et al. v. Brook Taube, et al., Index No. 650510/2019 (together with the Lax Action, the “New York Actions”). Named as defendants in each complaint are Brook Taube, Seth Taube, Jeffrey Tonkel, Arthur S. Ainsberg, Karin Hirtler-Garvey, John E. Mack, Mark Lerdal, Richard T. Allorto, Jr., MCC, MDLY, the Company and Merger Sub. The complaints in each of the New York Actions alleged that the individuals named as defendants breached their fiduciary duties in connection with the proposed merger of MCC with and into the Company, and that the other defendants aided and abetted those alleged breaches of fiduciary duties. Compensatory damages in unspecified amounts were sought. On December 20, 2019, the Delaware court entered an Order and Final Judgment approving the settlement of the Delaware Action (defined below). The release in the Delaware Action also operates to release the claims asserted in the New York Actions. The attorneys for the plaintiffs in the New York Actions acknowledged that the settlement of the Delaware Action rendered the New York Actions moot; however, the attorneys for the plaintiffs in the New York Actions sought an order awarding them fees and recovery of expenses on account of their purported contributions to the settlement of the Delaware Action.

Following a period of negotiations, the Company and the other defendants reached an agreement with the respective plaintiffs to resolve the New York Actions. While the Company and the other defendants believed that the allegations in the New York Actions were without merit, to avoid the nuisance, potential expense, burden and delay due to continued litigation, MCC agreed to pay $50,000 in attorneys’ fees and expenses to plaintiffs’ counsel in connection with the mooted claims asserted. This amount will be covered by MCC’s insurance carrier. On May 11, 2010, the court formally approved the parties’ settlement agreement and dismissed the New York Actions.

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

The Delaware Court of Chancery held a trial on the plaintiffs’ motion for a preliminary injunction and issued a Memorandum Opinion (the “Decision”) on March 11, 2019. The Delaware Court of Chancery denied the plaintiffs’ requests to (i) permanently enjoin the MCC Merger and (ii) require MCC to conduct a “shopping process” for MCC on terms proposed by the plaintiffs in their complaint. The Delaware Court of Chancery held that MCC’s directors breached their fiduciary duties in entering into the MCC Merger, but rejected the plantiffs’ claim that the Company aided and abetted those breaches of fiduciary duties. The Delaware Court of Chancery ordered the defendants to issue corrective disclosures consistent with the Decision, and enjoined a vote of MCC’s stockholders on the MCC Merger until such disclosures had been made and stockholders had the opportunity to assimilate that information.

On March 20, 2019, another purported stockholder class action was commenced by Stephen Altman against Brook Taube, Seth Taube, Jeff Tonkel, Arthur S. Ainsberg, Karin Hirtler-Garvey, Mark Lerdal, and John E. Mack in the Delaware Court of Chancery, captioned Altman v. Taube, Case No. 2019-0219 (the “Altman Action”). The complaint in the Altman Action alleged that the defendants breached their fiduciary duties to stockholders of MCC in connection with the vote of MCC’s stockholders on the proposed mergers. On April 8, 2019, the Delaware Court of Chancery granted a stipulation consolidating the Delaware Action and the Altman Action, designating the amended complaint in the Delaware Action as the operative complaint, and designating the plaintiffs in the Delaware Action and their counsel the lead plaintiffs and lead plaintiffs’ counsel, respectively.

On December 20, 2019, the Delaware Court of Chancery entered into the Delaware Order and Final Judgment approving the settlement of the Delaware Action (the “Settlement”). Pursuant to the Settlement, MCC agreed to certain amendments to (i) the MCC Merger Agreement and (ii) the MDLY Merger Agreement, which amendments are reflected in the Amended MCC Merger Agreement and the Amended MDLY Merger Agreement. The Settlement also provides for, if the MCC Merger had been consummated, the creation of a settlement fund (the “Settlement Fund”), consisting of $17 million in cash and $30 million of the Company’s common stock, with the number of shares of the Company’s common stock to be calculated using the pro forma NAV of $6.37 per share as of June 30, 2019, which would have been distributed to eligible members of the Settlement Class (as defined in the Settlement). In addition, in connection with the Settlement, on July 29, 2019, MCC entered into a Governance Agreement with FrontFour Capital Group LLC, FrontFour Master Fund, Ltd., FrontFour Capital Corp., FrontFour Opportunity Fund, David A. Lorber, Stephen E. Loukas and Zachary R. George, pursuant to which, among other matters, FrontFour is subject to customary standstill restrictions and required to vote in favor of the MCC Merger at a meeting of stockholders to approve the Amended MCC Merger Agreement. The Settlement also provides for mutual releases between and among FrontFour and the Settlement Class, on the one hand, and the Medley Parties, on the other hand, of all claims that were or could have been asserted in the Delaware Action through September 26, 2019.

The Delaware Court of Chancery also awarded attorney’s fees as follows: (i) an award of $3,000,000 to lead plaintiffs’ counsel and $75,000 to counsel to plaintiff Stephen Altman (the “Therapeutics Fee Award”) and $420,335 of plaintiff counsel expenses payable to the lead plaintiff’s counsel, which were paid on December 23, 2019, and (ii) an award that was contingent upon the closing of the proposed merger transactions (the “Contingent Fee Award”).

On May 1, 2020, the Company terminated the Amended MCC Merger Agreement and the Amended MDLY Merger Agreement. Accordingly, no Settlement Fund will be established or paid to stockholders of MCC and no Contingent Fee Award will be paid to plaintiff’s counsel. The other terms of the Settlement, including the releases provided for in the Delaware Order and Final Judgment, remain in effect.

On January 17, 2020, MCC and the Company filed a notice of appeal with the Delaware Supreme Court from those provisions of the Delaware Order and Final Judgment with respect to the Contingent Fee Award. In light of the termination of the Amended MCC Merger Agreement, the appeal is expected to be dismissed.

On April 5, 2019, a purported stockholder class action was commenced in the Supreme Court of the State of New York, County of New York, by alleged stockholders of Sierra Income Corporation, captioned Roger Anderson et al. v. Stephen R. Byers et al., Index No. 652006/2019. Named as defendants are Stephen R. Byers, Oliver T. Kane, Valerie Lancaster-Beal, Brook Taube, Seth Taube, Sierra Income Corporation, and Sierra Management, Inc. The complaint alleges that the individuals named as defendants breached their fiduciary duties to stockholders of Sierra Income Corporation in connection with the proposed mergers of Medley Capital Corporation with and into Sierra Income Corporation and Medley Management Inc. with and into Sierra Management, Inc., and that Brook Taube, Seth Taube, Sierra Income Corporation, and Sierra Management, Inc. aided and abetted those alleged breaches of fiduciary duties. The complaint seeks to enjoin the proposed mergers or, in the alternative, to recover money damages in an unspecified amount. On November 8, 2019, the plaintiffs filed an amended complaint that reiterated the allegations of the original complaint and added allegations concerning the new mergers, including that the new mergers are “even more financially unfavorable to Sierra” than the old mergers and that under the new mergers, and that “Sierra would actually be paying more for MDLY . . . when all consideration is taken into account,” based on the erroneous allegation that Sierra is the party responsible for bearing the cost of the MCC settlement fund. Plaintiffs also allege that Brook Taube and Seth Taube exercised control over Sierra and breached fiduciary duties owed to Sierra in that capacity. Pursuant to a stipulation entered by the Court on February 5, 2020, the plaintiffs are required to advise the defendants within twenty days of the filing of a definitive proxy statement relating to the Amended MCC Merger Agreement and the Amended MDLY Merger Agreement whether they intend to file a second amended complaint. Defendants’ time to respond shall be 45 days following the later of the plaintiffs either filing a second amended complaint or notifying the defendants that they do not intend to file a second amended complaint. A preliminary conference was scheduled for April 21, 2020. In light of the COVID-19 pandemic, the preliminary conference that was set for April 21, 2020 has been continued with no new date set. The defendants believe the claims asserted in the action are without merit and they intend to defend the lawsuit vigorously.

Item 1A. Risk Factors
In addition to other information set forth in this report, you should carefully consider the “Risk Factors” discussed in our annual report on Form 10-K for the fiscal year ended December 31, 2019, filed with the SEC on March 20, 2020, which could materially affect our business, financial condition and/or operating results. Other than the items disclosed below, there have been no material changes during the three months ended March 31, 2020 to the risk factors discussed in “Item 1A. Risk Factors” of our annual report on Form 10-K. Additional risks or uncertainties not currently known to us or that we currently deem to be immaterial also may materially affect our business, financial condition and/or operating results.

Certain Risks in the Current Environment

We are currently operating in a period of capital markets disruptions and economic uncertainty. Such market conditions may materially and adversely affect debt and equity capital markets, which may have a negative impact on our business, financial condition and operations.

From time to time, capital markets may experience periods of disruption and instability. The U.S. capital markets have experienced extreme volatility and disruption following the global outbreak of coronavirus (“COVID-19”) that began in December 2019. Some economists and major investment banks have expressed concern that the continued spread of the COVID-19 globally could lead to a world-wide economic downturn. Even after the COVID-19 pandemic subsides, the U.S. economy, as well as most other major economies, may continue to experience a recession, and we anticipate our businesses would be materially and adversely affected by a prolonged recession in the U.S. and other major markets. Disruptions in the capital markets have increased the spread between the yields realized on risk-free and higher risk securities, resulting in illiquidity in parts of the capital markets. The COVID-19 outbreak is having, and any future outbreaks could have, an adverse impact on the ability of lenders to originate loans, the volume and type of loans originated, the ability of borrowers to make payments and the volume and type of amendments and waivers granted to borrowers and remedial actions taken in the event of a borrower default, each of which could negatively impact the amount and quality of loans available for investment by the Company and returns to the Company, among other things. With respect to the U.S. credit markets (in particular for middle-market loans), the COVID-19 outbreak has resulted in, and until fully resolved is likely to continue to result in, the following among other things: (i) increased draws by borrowers on revolving lines of credit and other financing instruments; (ii) increased requests by borrowers for amendments and waivers of their credit agreements to avoid default, increased defaults by such borrowers and/or increased difficulty in obtaining refinancing at the maturity dates of their loans; (iii) greater volatility in pricing and spreads and difficulty in valuing loans during periods of increased volatility; and (iv) rapidly evolving proposals and/or actions by state and federal governments to address problems being experienced by the markets and by businesses and the economy in general which will not necessarily adequately address the problems facing the loan market and middle-market businesses. These and future market disruptions and/or illiquidity could have an adverse effect on our business, financial condition, results of operations and cash flows. Unfavorable economic conditions also could increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. These events could limit our investment originations, limit our ability to grow and have a material negative impact on our operating results and the fair values of our debt and equity investments. We may have to access, if available, alternative markets for debt and equity capital, and a severe disruption in the global financial markets, deterioration in credit and financing conditions or uncertainty regarding U.S. government spending and deficit levels or other global economic conditions could have a material adverse effect on our business, financial condition and results of operations.

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

Volatility and dislocation in the capital markets can also create a challenging environment in which to raise or access debt capital. The current market and future market conditions similar to those experienced from 2008 through 2009 for any substantial length of time could make it difficult to extend the maturity of or refinance our existing indebtedness or obtain new indebtedness with similar terms and any failure to do so could have a material adverse effect on our business.  The debt capital that will be available to us in the future, if at all, may be at a higher cost and on less favorable terms and conditions than what we currently experience, including being at a higher cost in a rising interest rate environment.  If any of these conditions appear, they may have an adverse effect on our business, financial condition, and results of operations.  These events could limit our investment originations, limit our ability to increase returns to equity holders through the effective use of leverage, and negatively impact our operating results.

In addition, significant changes or volatility in the capital markets may also have a negative effect on the valuations of our investments. While most of our investments are not publicly traded, applicable accounting standards require us to assume as part of our valuation process that our investments are sold in a principal market to market participants (even if we plan on holding an investment through its maturity). Significant changes in the capital markets may also affect the pace of our investment activity and the potential for liquidity events involving our investments. Thus, the illiquidity of our investments may make it difficult for us to sell our investments to access capital if required, and as a result, we could realize significantly less than the value at which we have recorded our investments if we were required to sell them for liquidity purposes. An inability to raise or access capital could have a material adverse effect on our business, financial condition or results of operations.

Governmental authorities worldwide have taken increased measures to stabilize the markets and support economic growth. The success of these measures is unknown and they may not be sufficient to address the market dislocations or avert severe and prolonged reductions in economic activity.

We also face an increased risk of investor, creditor or portfolio company disputes, litigation and governmental and regulatory scrutiny as a result of the effects of COVID-19 on economic and market conditions.

Events outside of our control, including public health crises, could negatively affect our portfolio companies and our results of our operations.

Periods of market volatility have occurred and could continue to occur in response to pandemics or other events outside of our control. These types of events have adversely affected and could continue to adversely affect operating results for us and for our portfolio companies. The recent outbreak of COVID-19 in many countries, including the United States, continues to adversely impact global commercial activity and has contributed to significant volatility in financial markets. COVID-19 spread quickly and has been identified as a global pandemic by the World Health Organization. In response, governmental authorities have imposed restrictions on travel and the temporary closure of many corporate offices, retail stores, restaurants, fitness clubs and manufacturing facilities and factories in affected jurisdictions, including, beginning in March 2020, in the United States. COVID-19 and the resulting economic dislocations have had adverse consequences for the business operations and financial performance of some of our portfolio companies, which may, in turn impact the valuation of our investments and have adversely affected, and threaten to continue to adversely affect, our operations. Local, state and federal and numerous non-U.S. governmental authorities have imposed travel restrictions, business closures and other quarantine measures on service providers and other individuals that remain in effect on the date of this Quarterly Report on Form 10-Q. COVID-19 has caused the effective cessation of all business activity deemed non-essential by such governmental authorities. We cannot predict the full impact of COVID-19, including the duration of the closures and restrictions described above. As a result, we are unable to predict the duration of these business and supply-chain disruptions, the extent to which COVID-19 will negatively affect our portfolio companies’ operating results or the impact that such disruptions may have on our results of operations and financial condition. With respect to loans to portfolio companies, the Company will be impacted if, among other things, (i) amendments and waivers are granted (or are required to be granted) to borrowers permitting deferral of loan payments or allowing for PIK interest payments, (ii) borrowers default on their loans, are unable to refinance their loans at maturity, or go out of business, or (iii) the value of loans held by the Company decreases as a result of such events and the uncertainty they cause.  Portfolio companies may also be more likely to seek to draw on unfunded commitments we have made, and the risk of being unable to fund such commitments is heightened during such periods. Depending on the duration and extent of the disruption to the business operations of our portfolio companies, we expect some portfolio companies, particularly those in vulnerable industries to experience financial distress and possibly to default on their financial obligations to us and/or their other capital providers. In addition, if such portfolio companies are subjected to prolonged and severe financial distress, we expect some of them to substantially curtail their operations, defer capital expenditures and lay off workers. These developments would be likely to permanently impair their businesses and result in a reduction in the value of our investments in them.

The Company will also be negatively affected if the operations and effectiveness of SIC Advisors or our portfolio companies (or any of the key personnel or service providers of the foregoing) are compromised or if necessary or beneficial systems and processes are disrupted as a result of stay-at-home orders or other related interruptions to business operations.

Risks Relating to the Termination of the Mergers

The termination of the Amended MCC Merger Agreement and the Amended MDLY Merger Agreement could negatively impact us.

The termination of the Amended MCC Merger Agreement and the Amended MDLY Merger Agreement may result in various consequences, including:

•
our business may have been adversely impacted by the failure to pursue other beneficial opportunities due to the focus of management on the Mergers, without realizing any of the anticipated benefits of completing the Mergers;

•	we may experience negative publicity and negative reactions from the financial markets and from our investors, creditors and employees;

•
we have incurred and may continue to incur certain significant costs relating to the Mergers, such as legal, accounting, financial advisor, printing, and other professional service fees, which may relate to activities that we would not have undertaken other than in connection with the Mergers; and

•	we have committed, and may be required to further commit, time and resources to defending legal proceedings commenced against us relating to the Mergers.

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

During the three months ended March 31, 2020, the Company repurchased 124,861 shares of certain shareholders due to death or disability. The following table provides information concerning our repurchases of shares of our common stock from our stockholders who have requested repurchases in connection with such stockholder’s death or disability during the three months ended March 31, 2020:

Period	Total Number of Shares Purchased	Average Price Per Share Paid	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
March 1, 2020 - March 31, 2020	124,861	$5.78	—	—
Total	124,861	5.78	—	—

Item 3. Defaults Upon Senior Securities
None.

Item 4. Mine Safety Disclosures
Not Applicable.

Item 5. Other Information
On May 15, 2020, the Company entered into Amendment No. 4 to its existing Amended and Restated Senior Secured Revolving Credit Agreement (the “Amendment No. 4”), with certain lenders party thereto, ING Capital LLC, as administrative agent , and, solely for purposes of Section 2.9 of the Amendment No. 4, the subsidiary guarantors party thereto.  The Amendment No. 4 amends certain provisions of the Company’s Amended and Restated Senior Secured Revolving Credit Agreement (as amended by Amendment No. 1, Amendment No. 2, and Amendment No. 3, the “ING Revolving Credit Agreement”). The Amendment No. 4 amends the ING Revolving Credit Agreement to, among other things, (i) shorten the maturity date from March 31, 2021 to September 30, 2020, (ii) accelerate the amortization of the ING Revolving Credit Agreement, and (iii) provide for the prepayment of the outstanding loans under the ING Revolving Credit Agreement in an aggregate principal amount of not less than $20 million.

The foregoing description of the Amendment No. 4 does not purport to be complete and is qualified in its entirety by reference to the full text of the Amendment No. 4 attached hereto as Exhibit 10.18.

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
10.15
Amendment No. 1 to Amended and Restated Senior Secured Revolving Credit Agreement, dated as of February 8, 2019, by and among the Borrower, the lenders from time to time party thereto, the Administrative Agent and, solely for the purposes of Section 2.10 thereof, subsidiary guarantors party thereto

10.16
Amendment No. 2 to Amended and Restated Senior Secured Revolving Credit Agreement, dated as of July 25, 2019, by and among the Borrower, the lenders from time to time party thereto, the Administrative Agent and, solely for purposes of Section 2.10 thereof, subsidiary guarantors thereto

10.17
Amendment No. 3 to Amended and Restated Senior Secured Revolving Credit Agreement, dated as of March 30, 2020 by and among the Borrower, the lenders from time to time party thereto, the Administrative Agent and, solely for purposes of Section 2.10 thereof, subsidiary guarantors thereto *

10.18
Amendment No. 4 to Amended and Restated Senior Secured Revolving Credit Agreement, dated as of May 15, 2020 by and among the Borrower, the lenders from time to time party thereto, the Administrative Agent and, solely for purposes of Section 2.10 thereof, subsidiary guarantors thereto *

10.19
Guarantee, Pledge and Security Agreement among the Company, the Subsidiary Guarantors party thereto, ING Capital LLC, as Administrative Agent, each Financial Agent and Designated Indebtedness Holder party thereto and ING Capital LLC, as Collateral Agent, dated December 4, 2013

10.20	Control Agreement among the Company, ING Capital LLC, as collateral agent, and State Street Bank and Trust Company, as the Company’s Custodian, dated December 4, 2013
10.21
Loan Agreement, dated as of July 23, 2014, by and among Alpine Funding LLC, as company, JPMorgan Chase Bank, National Association, as administrative agent, the Financing Providers from time to time party thereto, SIC Advisors LLC, as the portfolio manager, and the Collateral Administrator, Collateral Agent and Securities Intermediary party thereto

10.22	Sale and Contribution Agreement, dated as of July 23, 2014, by and between Sierra Income Corporation, as seller, and Alpine Funding LLC, as purchaser
10.23	Portfolio Management Agreement, dated as of July 23, 2014, by and between Alpine Funding LLC, as borrower and SIC Advisors LLC, as portfolio manager
10.24
Amendment No. 1 to the Loan Agreement, dated as of July 23, 2014, by and among Alpine Funding LLC, as borrower, JPMorgan Chase Bank, National Association, as administrative agent, the Financing Providers from time to time party thereto, SIC Advisors LLC, as the portfolio manager, and the Collateral Administrator, Collateral Agent and Securities Intermediary party thereto

10.25	Limited Liability Company Operating Agreement of Sierra Senior Loan Strategy JV I LLC, dated March 27, 2015
10.26	Agreement and Plan of Merger, dated as of August 9, 2018, by and between Medley Capital Corporation and Sierra Income Corporation
10.27	Agreement and Plan of Merger, dated as of August 9, 2018, by and among Medley Management Inc., Sierra Income Corporation and Sierra Management, Inc.
10.28	Amended and Restated Agreement and Plan of Merger, dated as of July 29, 2019, by and between Medley Capital Corporation and Sierra Income Corporation
10.29	Amended and Restated Agreement and Plan of Merger, dated as of July 29, 2019, by and among Medley Management Inc., Sierra Income Corporation and Sierra Management, Inc.
11	Computation of Per Share Earnings (included in the notes to the financial statements contained in this report) *
12	Computation of Ratio of Earnings to Fixed Charges (included in the notes to the financial statements contained in this report) *
31.1	Certification by Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification by Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 15, 2020	Sierra Income Corporation

	By	/s/ Seth Taube
Seth Taube Chief Executive Officer (Principal Executive Officer)

	By	/s/ Richard T. Allorto, Jr.
Richard T. Allorto, Jr. Chief Financial Officer (Principal Accounting and Financial Officer)