Form 10-Q
period 2020-06-30
Sierra Income Corp
filed 2020-08-14
CIK 1523526

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
_____________________________________________________
Form 10-Q
 ____________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2020
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

Securities registered pursuant to Section 12(b) of the Exchange Act: None

As of August 13, 2020, the Registrant had 102,874,582 shares of common stock, $0.001 par value, outstanding.

Sierra Income Corporation
Consolidated Statements of Assets and Liabilities

	June 30, 2020	December 31, 2019
ASSETS	(unaudited)
Investments at fair value
Non-controlled/non-affiliated investments (amortized cost of $632,966,232 and $651,393,473 respectively)	$482,526,290	$567,402,503
Controlled/affiliated investments (amortized cost of $160,421,548 and $146,639,688 respectively)	99,934,957	108,221,427
Investments at fair value	582,461,247	675,623,930
Cash and cash equivalents	84,431,707	225,316,656
Interest receivable from non-controlled/non-affiliated investments	3,872,039	8,137,227
Unsettled trades receivable	730,013	20,481
Prepaid expenses and other assets	634,451	1,790,983
Deferred transaction costs (Note 2)	—	14,993,778
Total assets	$672,129,457	$925,883,055

LIABILITIES
Revolving credit facilities payable (net of deferred financing costs of $955,015 and $2,235,279, respectively) (Note 6)	$192,858,057	$325,864,721
Base management fees payable (Note 7)	2,944,745	4,060,518
Accounts payable and accrued expenses	1,492,427	2,131,765
Administrator fees payable (Note 7)	669,024	381,923
Interest payable	609,954	1,612,981
Deferred tax liability	293,783	240,935
Unsettled trades payable	247,500	—
Distribution payable (Note 13)	153,728	—
Transaction costs payable	101,319	527,491
Total liabilities	$199,370,537	$334,820,334

Commitments (Note 11)

NET ASSETS
Common shares, par value $0.001 per share, 250,000,000 common shares authorized, 102,833,465 and 102,282,366 common shares issued and outstanding, respectively	102,833	102,282
Capital in excess of par value	872,534,843	869,567,685
Total distributable earnings/(loss)	(399,878,756)	(278,607,246)
Total net assets	472,758,920	591,062,721
Total liabilities and net assets	$672,129,457	$925,883,055
NET ASSET VALUE PER COMMON SHARE	$4.60	$5.78
See accompanying notes to consolidated financial statements.

Sierra Income Corporation
Consolidated Statements of Operations
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
INVESTMENT INCOME	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Interest and dividend income from investments
Non-controlled/non-affiliated investments:
Cash	$10,682,719	$16,569,132	$18,008,572	$33,327,130
Payment-in-kind	472,844	835,808	1,009,889	1,623,405
Controlled/affiliated investments:
Cash	(28,696)	3,364,610	1,817,381	5,605,882
Payment-in-kind	115,628	393,113	230,391	696,674
Total interest and dividend income	11,242,495	21,162,663	21,066,233	41,253,091
Fee income (Note 12)	312,935	2,395,376	434,633	2,929,886
Interest from cash and cash equivalents	144,024	348,524	1,375,399	634,046
Total investment income	11,699,454	23,906,563	22,876,265	44,817,023
EXPENSES
Interest and financing expenses	3,454,940	5,235,234	7,742,603	10,665,467
Base management fees (Note 7)	2,944,745	4,335,538	6,196,196	8,777,628
General and administrative expenses	8,307,229	1,578,495	10,278,197	2,519,993
Professional fees	11,089,264	357,888	11,207,318	1,005,455
Administrator expenses (Note 7)	669,025	536,352	1,390,657	1,158,423
Offering costs	1,914	3,528	5,157	35,836
Total expenses	26,467,117	12,047,035	36,820,128	24,162,802
NET INVESTMENT INCOME/(LOSS)	(14,767,663)	11,859,528	(13,943,863)	20,654,221
REALIZED AND UNREALIZED GAIN/(LOSS) ON INVESTMENTS
Net realized gain/(loss) from non-controlled/non-affiliated investments	(8,265,767)	(7,670,130)	(8,280,680)	(9,699,366)
Net realized gain/(loss) from controlled/affiliated investments	—	9,150,067	232,392	3,770,443
Net realized gain/(loss) on total return swap (Note 5)	—	(146,781)	—	(9,323,516)
Net change in unrealized appreciation/(depreciation) on non-controlled/non-affiliated investments	22,547,805	(6,458,459)	(66,450,775)	9,386,681
Net change in unrealized appreciation/(depreciation) on controlled/affiliated investments	9,456,310	(26,618,604)	(22,068,330)	(23,454,073)
Net change in unrealized appreciation/(depreciation) on total return swap (Note 5)	—	(144,311)	—	6,524,904
Change in provision for deferred taxes on unrealized appreciation/(depreciation) on investments	(293,783)	2,974,612	(52,848)	—
Net realized and unrealized gain/(loss) on investments	23,444,565	(28,913,606)	(96,620,241)	(22,794,927)
NET INCREASE/(DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS	$8,676,902	$(17,054,078)	$(110,564,104)	$(2,140,706)
WEIGHTED AVERAGE - BASIC AND DILUTED EARNINGS/(LOSS) PER COMMON SHARE	$0.08	$(0.17)	$(1.08)	$(0.02)
WEIGHTED AVERAGE - BASIC AND DILUTED NET INVESTMENT INCOME/(LOSS) PER COMMON SHARE	$(0.14)	$0.12	$(0.14)	$0.21
WEIGHTED AVERAGE COMMON STOCK OUTSTANDING - BASIC AND DILUTED (NOTE 10)	102,856,314	100,135,004	102,785,734	99,649,414
DISTRIBUTIONS DECLARED PER COMMON SHARE	$—	$0.16	$0.11	$0.32

See accompanying notes to the consolidated financial statements.

Sierra Income Corporation
Consolidated Statements of Changes in Net Assets
(unaudited)

	Common Stock		Paid in Capital	Distributable	Total
	Shares	Par Amount	in Excess of Par	Earnings	Net Assets
Balance at March 31, 2020	102,867,551	$102,868	$872,688,536	$(408,540,080)	$464,251,324
Net increase (decrease) in net assets resulting from operations:
Net investment income/(loss)	—	—	—	(14,767,663)	(14,767,663)
Net realized gain (loss) on investments	—	—	—	(8,265,767)	(8,265,767)
Net change in unrealized appreciation/(depreciation) on investments	—	—	—	32,004,115	32,004,115
Change in provision for deferred taxes on unrealized appreciation/(depreciation) on investments	—	—	—	(293,783)	(293,783)
Shareholder distributions:
Issuance of common shares pursuant to distribution reinvestment plan	—	—	—	—	—
Repurchase of common shares	(34,086)	(35)	(153,693)	—	(153,728)
Distributions from earnings	—	—	—	(15,578)	(15,578)
Total increase (decrease) for the three months ended June 30, 2020	(34,086)	(35)	(153,693)	8,661,324	8,507,596
Balance at June 30, 2020	102,833,465	$102,833	$872,534,843	$(399,878,756)	$472,758,920

Balance at December 31, 2019	102,282,366	$102,282	$869,567,685	$(278,607,246)	$591,062,721
Net increase/(decrease) in net assets resulting from operations:
Net investment income/(loss)	—	—	—	(13,943,863)	(13,943,863)
Net realized gain/(loss) on investments	—	—	—	(8,048,288)	(8,048,288)
Net change in unrealized appreciation/(depreciation) on investments	—	—	—	(88,519,105)	(88,519,105)
Change in provision for deferred taxes on unrealized appreciation/(depreciation) on investments	—	—	—	(52,848)	(52,848)
Shareholder distributions:
Issuance of common shares pursuant to distribution reinvestment plan	710,046	711	3,842,420	—	3,843,131
Repurchase of common shares	(158,947)	(160)	(875,262)	—	(875,422)
Distributions from earnings	—	—	—	(10,707,406)	(10,707,406)
Total increase/(decrease) for the six months ended June 30, 2020	551,099	551	2,967,158	(121,271,510)	(118,303,801)
Balance at June 30, 2020	102,833,465	$102,833	$872,534,843	$(399,878,756)	$472,758,920

Balance at March 31, 2019	99,485,633	$99,486	$864,886,848	$(197,619,611)	$667,366,723
Net increase (decrease) in net assets resulting from operations:
Net investment income/(loss)	—	—	—	11,859,528	11,859,528
Net realized gain (loss) on investments	—	—	—	1,479,937	1,479,937
Net realized gain/(loss) on total return swap (Note 5)	—	—	—	(146,781)	(146,781)
Net change in unrealized appreciation/(depreciation) on investments	—	—	—	(33,077,063)	(33,077,063)
Net change in unrealized appreciation/(depreciation) on total return swap (Note 5)	—	—	—	(144,311)	(144,311)
Change in provision for deferred taxes on unrealized appreciate/(depreciation) on investments	—	—	—	2,974,612	2,974,612
Shareholder distributions:
Issuance of common shares, net of underwriting costs	—	—	—	—	—
Issuance of common shares pursuant to distribution reinvestment plan	976,953	977	6,095,932	—	6,096,909
Repurchase of common shares	—	—	—	—	—
Distributions from earnings	—	—	—	(15,973,009)	(15,973,009)
Total increase (decrease) for the three months ended June 30, 2019	976,953	977	6,095,932	(33,027,087)	(26,930,178)
Balance at June 30, 2019	100,462,586	$100,463	$870,982,780	$(230,646,698)	$640,436,545

Balance at December 31, 2018	98,502,907	$98,503	$858,699,757	$(196,718,061)	$662,080,199
Net increase/(decrease) in net assets resulting from operations:
Net investment income/(loss)	—	—	—	20,654,221	20,654,221
Net realized gain/(loss) on investments	—	—	—	(5,928,923)	(5,928,923)
Net realized gain/(loss) on total return swap (Note 5)	—	—	—	(9,323,516)	(9,323,516)
Net change in unrealized appreciation/(depreciation) on investments	—	—	—	(14,067,392)	(14,067,392)
Net change in unrealized appreciation/(depreciation) on total return swap (Note 5)	—	—	—	6,524,904	6,524,904
Change in provision for deferred taxes on unrealized appreciation/(depreciation) on investments	—	—	—	—	—
Shareholder distributions:
Issuance of common shares, net of underwriting costs	—	—	—	—	—
Issuance of common shares pursuant to distribution reinvestment plan	1,959,679	1,960	12,283,023	—	12,284,983
Distributions from earnings	—	—	—	(31,787,931)	(31,787,931)
Total increase/(decrease) for the six months ended June 30, 2019	1,959,679	1,960	12,283,023	(33,928,637)	(21,643,654)
Balance at June 30, 2019	100,462,586	$100,463	$870,982,780	$(230,646,698)	$640,436,545

See accompanying notes to consolidated financial statements.

Sierra Income Corporation
Consolidated Statements of Cash Flows

	Six Months Ended June 30,
	2020	2019
	(unaudited)	(unaudited)
Cash flows from operating activities
NET INCREASE/(DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS:	$(110,564,104)	$(2,140,706)
ADJUSTMENT TO RECONCILE NET INCREASE/(DECREASE) IN NET ASSETS FROM OPERATIONS TO NET CASH PROVIDED BY/(USED IN) OPERATING ACTIVITIES:
Payment-in-kind interest income	(1,240,280)	(2,320,079)
Net amortization of premium on investments	(174,522)	(1,149,608)
Amortization of deferred financing costs	1,579,789	969,326
Net realized (gain)/loss on investments	8,048,288	5,928,923
Net change in unrealized (appreciation)/depreciation on investments	88,519,105	14,067,392
Net change in unrealized (appreciation)/depreciation on total return swap (Note 5)	—	(6,524,904)
Purchases and originations	(66,572,171)	(121,610,735)
Proceeds from sale of investments and principal repayments	64,582,263	223,542,838
(Increase)/decrease in operating assets:
Unsettled trades receivable	(709,532)	2,029,431
Interest receivable from non-controlled/non-affiliated investments	4,265,188	116,657
Interest receivable from controlled/affiliated investments	—	382,121
Receivable due on total return swap (Note 5)	—	108,968
Deferred transaction costs	14,993,778	(4,228,167)
Prepaid expenses and other assets	1,156,532	202,073
Increase/(decrease) in operating liabilities:
Unsettled trades payable	247,500	9,651,373
Base management fee payable	(1,115,773)	(155,696)
Transaction costs payable	(426,172)	307,502
Accounts payable and accrued expenses	(639,338)	(956,271)
Administrator fees payable	287,101	(153,359)
Interest payable	(1,003,027)	(26,393)
Deferred tax liability	52,848	—
Taxes Payable	—	3,236,233
NET CASH PROVIDED BY/(USED IN) OPERATING ACTIVITIES	1,287,473	121,276,919
Cash flows from financing activities:
Repayments of revolving credit facility	(134,286,928)	(26,900,000)
Payment of cash distributions	(6,864,275)	(19,502,948)
Financing costs paid	(299,525)	(140,000)
Repurchase of common shares	(721,694)	—
NET CASH PROVIDED BY/(USED IN) FINANCING ACTIVITIES	(142,172,422)	(46,542,948)
TOTAL INCREASE/(DECREASE) IN CASH	(140,884,949)	74,733,971
CASH, CASH EQUIVALENTS AND CASH COLLATERAL ON TOTAL RETURN SWAP AT BEGINNING OF PERIOD	225,316,656	86,481,495
CASH, CASH EQUIVALENTS AND CASH COLLATERAL ON TOTAL RETURN SWAP AT END OF PERIOD (1)	$84,431,707	$161,215,466
Supplemental Information:
Cash paid during the period for interest	$7,165,841	$9,722,533
Supplemental non-cash information:
Non-cash purchase of investments	$20,457,589	$15,557,064
Non-cash sale of investments	20,457,589	15,557,064
Payment-in-kind interest income	1,240,280	2,320,079
Amortization of deferred financing costs	1,579,789	969,327
Net amortization of premium on investments	174,522	1,149,608
Issuance of common shares in connection with distribution reinvestment plan	$3,843,131	$12,284,983
(1) Includes cash and cash equivalents of $84,431,707 and $161,214,258 and cash collateral on total return swap of $0 and $1,208 as of June 30, 2020 and 2019, respectively.
See accompanying notes to consolidated financial statements.

Sierra Income Corporation
Consolidated Schedule of Investments
As of June 30, 2020
(unaudited)

Company(1)(2)	Industry	Type of Investment	Maturity	Par Amount	Cost	Fair Value	% of Net Assets(3)
Non-controlled/non-affiliated investments – 102.1%							472,758,920
AAAHI Acquisition Corporation	Transportation: Consumer	Senior Secured First Lien Term Loan LIBOR + 6.250%, 1.000% Floor (4)(5)(6)	12/10/2023	$7,141,553	$7,141,553	$6,298,518	1.3%
				7,141,553	7,141,553	6,298,518
Alpine SG, LLC	High Tech Industries	Senior Secured First Lien Revolving Credit Facility LIBOR + 5.750%, 1.000% Floor (4)(5)	11/16/2022	1,000,000	1,000,000	996,500	0.2%
		Senior Secured First Lien Delayed Draw Term Loan LIBOR + 6.500%, 1.000% Floor (4)(5)	11/16/2022	6,165,354	6,165,354	5,829,959	1.2%
		Senior Secured First Lien Term Loan LIBOR + 6.500%, 1.000% Floor (4)(5)(6)	11/16/2022	12,483,025	12,483,025	11,803,948	2.5%
				19,648,379	19,648,379	18,630,407
American Dental Partners, Inc.	Healthcare & Pharmaceuticals	Senior Secured Second Lien Term Loan LIBOR + 8.500%, 1.000% Floor (4)(5)	9/25/2023	4,893,750	4,893,750	3,670,312	0.8%
				4,893,750	4,893,750	3,670,312
Amerijet Holdings, Inc.	Transportation: Cargo	Senior Secured First Lien Term Loan LIBOR + 8.000%, 1.000% Floor (5)(7)	7/15/2021	9,435,368	9,435,368	9,320,256	2.0%
				9,435,368	9,435,368	9,320,256
AMMC CLO 22, Limited Series 2018-22A	Multi-Sector Holdings	Subordinated Notes 12.819% effective yield (8)(9)(10)	4/25/2031	7,222,000	5,564,875	4,443,697	0.9%
				7,222,000	5,564,875	4,443,697
Answers Finance, LLC	High Tech Industries	Common Stock - 389,533 shares (11)		—	5,076,376	493,437	0.1%
				—	5,076,376	493,437
Apidos CLO XXIV, Series 2016-24A	Multi-Sector Holdings	Subordinated Notes 8.117% effective yield (5)(8)(9)(10)	7/20/2027	18,357,647	10,915,024	7,936,011	1.7%
				18,357,647	10,915,024	7,936,011
Avantor, Inc.	Wholesale	Common Stock - 1,867,356 shares (5)(9)(11)(12)		—	26,500,652	25,743,491	5.4%
				—	26,500,652	25,743,491
Aviation Technical Services, Inc.	Aerospace & Defense	Senior Secured Second Lien Term Loan LIBOR + 8.500%, 1.000% Floor (4)(5)	3/31/2022	25,000,000	25,000,000	23,335,000	4.9%
				25,000,000	25,000,000	23,335,000
Black Angus Steakhouses, LLC	Hotel, Gaming & Leisure	Senior Secured First Lien Term Loan LIBOR + 9.000%, 1.000% Floor, PIK (4)(5)(13)	12/31/2020	20,503,051	20,503,051	14,659,681	3.1%
		Senior Secured First Lien Term Loan LIBOR + 9.000%, 1.000% Floor (4)(5)	12/31/2020	1,562,500	1,562,500	1,562,500	0.3%
				22,065,551	22,065,551	16,222,181
BRG Sports, Inc.	Consumer Goods: Durable	Senior Secured First Lien Term Loan LIBOR + 6.250%, 1.000% Floor (5)(7)	6/15/2023	4,952,500	4,952,500	4,720,228	1.0%
				4,952,500	4,952,500	4,720,228
Brook & Whittle Holding Corp.	Containers, Packaging & Glass	Senior Secured First Lien Term Loan LIBOR + 5.250%, 1.000% Floor (4)(5)	10/17/2024	2,937,058	2,937,058	2,819,870	0.6%
		Senior Secured First Lien Delayed Draw Term Loan LIBOR + 5.250%, 1.000% Floor (4)(5)	10/17/2024	690,757	690,757	663,196	0.1%
				3,627,815	3,627,815	3,483,066
Centauri Group Holdings, LLC	High Tech Industries	Senior Secured First Lien Term Loan LIBOR + 5.250%, 1.000% Floor(4)	2/12/2024	9,978,873	9,963,962	9,557,764	2.0%
				9,978,873	9,963,962	9,557,764
CPI International, Inc.	Aerospace & Defense	Senior Secured Second Lien Term Loan LIBOR + 7.250%, 1.000% Floor (5)(7)	7/28/2025	8,580,652	8,562,505	7,121,941	1.5%
				8,580,652	8,562,505	7,121,941

Company(1)(2)	Industry	Type of Investment	Maturity	Par Amount	Cost	Fair Value	% of Net Assets(3)
CT Technologies Intermediate Holdings, Inc.	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loan LIBOR + 4.250%, 1.000% Floor (5)(7)	12/1/2021	966,921	885,099	907,649	0.2%
				966,921	885,099	907,649
DataOnline Corp.	High Tech Industries	Revolving Credit Facility LIBOR + 5.500%, 1.000% Floor (4)(5)(6)	11/13/2025	1,607,143	1,607,143	1,512,857	0.3%
		Senior Secured First Lien Term Loan LIBOR + 5.500%, 1.000% Floor (4)(5)(6)	11/13/2025	14,925,000	14,925,000	14,268,300	3.0%
				16,532,143	16,532,143	15,781,157
DirectBuy Home Improvement, Inc.	Retail	Subordinated notes LIBOR + 6.500%, 1.000% Floor (4)(5)(13)	6/20/2022	260,919	244,752	39,138	0.0%
		Common Stock - 191,678 shares (5)(11)		—	75,340	—	0.0%
				260,919	320,092	39,138
Dryden 38 Senior Loan Fund, Series 2015-38A	Multi-Sector Holdings	Subordinated Notes 11.277% effective yield (8)(9)(10)	7/15/2027	7,000,000	4,564,907	2,729,300	0.6%
				7,000,000	4,564,907	2,729,300
Dryden 43 Senior Loan Fund, Series 2016-43A	Multi-Sector Holdings	Subordinated Notes 7.765% effective yield (5)(8)(9)(10)	7/20/2029	3,620,000	2,624,344	1,708,278	0.4%
				3,620,000	2,624,344	1,708,278
Dryden 49 Senior Loan Fund, Series 2017-49A	Multi-Sector Holdings	Subordinated Notes 8.041% effective yield (5)(8)(9)(10)	7/18/2030	17,233,288	12,942,660	8,103,092	1.7%
				17,233,288	12,942,660	8,103,092
First Boston Construction Holdings, LLC	Banking, Finance, Insurance & Real Estate	Senior secured first lien notes 12.000% (5)	2/23/2023	7,972,000	7,972,000	7,654,714	1.6%
		Preferred Equity - 2,304,406 units (5)(11)		—	1,993,000	1,395,100	0.3%
				7,972,000	9,965,000	9,049,814
Friedrich Holdings, Inc.	Construction & Building	Senior Secured First Lien Term Loan LIBOR + 6.000%, 1.000% Floor (5)(7)	2/7/2023	10,474,200	10,474,200	10,215,487	2.2%
				10,474,200	10,474,200	10,215,487
GK Holdings, Inc.	Services: Business	Senior Secured Second Lien Term Loan LIBOR + 10.250%, 1.000% Floor (4)(13)	1/20/2022	10,000,000	10,000,000	3,700,000	0.8%
				10,000,000	10,000,000	3,700,000
Golden West Packaging Group LLC	Forest Products & Paper	Senior Secured First Lien Term Loan LIBOR + 5.750%, 1.000% Floor (5)(7)	6/20/2023	1,413,504	1,413,504	1,339,719	0.3%
				1,413,504	1,413,504	1,339,719
Holland Acquisition Corp.	Energy: Oil & Gas	Senior Secured First Lien Term Loan LIBOR + 9.000%, 1.000% Floor (4)(13)	5/29/2020	3,857,305	3,733,979	108,310	0.0%
				3,857,305	3,733,979	108,310
Hylan Datacom & Electrical LLC	Construction & Building	Senior Secured First Lien Term Loan LIBOR + 9.500%, 1.000% Floor (4)(5)	7/25/2021	15,025,587	15,025,587	10,818,423	2.3%
				15,025,587	15,025,587	10,818,423
IHS Intermediate, Inc.	Services: Business	Senior Secured Second Lien Term Loan LIBOR + 8.250%, 1.000% Floor (7)(13)	7/20/2022	25,000,000	25,000,000	—	0.0%
				25,000,000	25,000,000	—
Impact Group, LLC	Services: Business	Senior Secured First Lien Term Loan LIBOR + 6.500%, 1.000% Floor (5)(7)	6/27/2023	5,765,408	5,765,408	5,038,967	1.1%
				5,765,408	5,765,408	5,038,967
Innovative XCessories & Services, LLC	Automotive	Senior Secured First Lien Term Loan LIBOR + 5.000%, 1.000% Floor(5)(7)	3/5/2027	2,992,311	2,963,652	2,800,803	0.6%
				2,992,311	2,963,652	2,800,803
Interflex Acquisition Company, LLC	Containers, Packaging & Glass	Senior Secured First Lien Term Loan LIBOR + 9.000%, 1.000% Floor (5)(7)	8/18/2022	12,273,452	12,273,452	11,598,413	2.5%
				12,273,452	12,273,452	11,598,413
Iqor US Inc.	Services: Business	Senior Secured First Lien Term Loan LIBOR + 10.000%, 1.000% Floor (4)(13)	7/31/2020	1,437,493	1,343,319	1,336,868	0.3%

Company(1)(2)	Industry	Type of Investment	Maturity	Par Amount	Cost	Fair Value	% of Net Assets(3)
		Senior Secured First Lien Term Loan LIBOR + 5.000%, 1.000% Floor (4)	4/1/2021	19,763,047	19,277,685	11,363,753	2.4%
				21,200,540	20,621,004	12,700,621
Isagenix International, LLC	Wholesale	Senior Secured First Lien Term Loan LIBOR + 5.750%, 1.000% Floor (4)(5)	6/16/2025	1,797,415	1,790,865	691,645	0.1%
				1,797,415	1,790,865	691,645
Isola USA Corp.	High Tech Industries	Senior Secured Second Lien Term Loan LIBOR + 9.500%, 1.000% Floor, PIK (4)(6)(13)	1/2/2023	10,791,626	7,072,183	6,474,976	1.4%
		Common Units - 10,283,782 units (11)		—	—	—	0.0%
				10,791,626	7,072,183	6,474,976
JFL-WCS Partners, LLC	Environmental Industries	Preferred Units - 618,876 6.000%, PIK (5)		—	693,141	693,141	0.1%
		Common Units - 68,764 units (5)(11)		—	68,764	1,787,864	0.4%
				—	761,905	2,481,005
Keystone Acquisition Corp.	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loan LIBOR + 5.250%, 1.000% Floor (4)(5)	5/1/2024	1,793,351	1,739,110	1,700,096	0.4%
		Senior Secured Second Lien Term Loan LIBOR + 9.250%, 1.000% Floor (4)(5)	5/1/2025	7,000,000	6,913,293	5,881,400	1.2%
				8,793,351	8,652,403	7,581,496
Kronos Incorporated	Services: Business	Senior Secured Second Lien Term Loan LIBOR + 8.250%(4)(5)	11/1/2024	2,000,000	1,957,146	2,000,000	0.4%
				2,000,000	1,957,146	2,000,000
Magnetite XIX, Limited	Multi-Sector Holdings	Subordinated Notes LIBOR + 7.610% (4)(8)(9)(10)	7/17/2030	2,000,000	1,894,263	1,400,400	0.3%
		Subordinated Notes 7.929% effective yield (5)(8)(9)(10)	7/17/2030	13,730,209	9,856,054	6,493,016	1.4%
				15,730,209	11,750,317	7,893,416
Manna Pro Products, LLC	Consumer Goods: Non-durable	Senior Secured First Lien Term Loan LIBOR + 6.000%, 1.000% Floor (5)(7)	12/8/2023	4,062,500	4,062,500	3,789,906	0.8%
		Senior Secured First Lien Delayed Draw Term Loan LIBOR + 6.000%, 1.000% Floor (5)(7)	12/8/2023	825,000	825,000	769,642	0.2%
				4,887,500	4,887,500	4,559,548
Midwest Physician Administrative Services, LLC	Healthcare & Pharmaceuticals	Senior Secured Second Lien Term Loan LIBOR + 7.000%, 1.000% Floor (7)	8/15/2025	1,950,000	1,887,045	1,613,625	0.3%
				1,950,000	1,887,045	1,613,625
Novetta Solutions, LLC	High Tech Industries	Senior Secured First Lien Term Loan LIBOR + 5.000%, 1.000% Floor(5)(7)	10/17/2022	1,568,994	1,521,060	1,520,041	0.3%
		Senior Secured Second Lien Term Loan LIBOR + 8.500%, 1.000% Floor (5)(7)	10/16/2023	11,000,000	10,944,979	10,340,000	2.2%
				12,568,994	12,466,039	11,860,041
Offen Inc.	Transportation: Cargo	Senior Secured First Lien Term Loan LIBOR + 5.000% (4)(6)	6/21/2026	2,908,673	2,874,573	2,739,127	0.6%
				2,908,673	2,874,573	2,739,127
Path Medical, LLC	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loan LIBOR + 9.500%, 1.000% Floor, PIK (5)(7)	10/11/2021	18,464,462	18,226,016	17,129,481	3.6%
		Warrants - 36,716 warrants(5)(11)	1/9/2027	—	669,709	—	0.0%
				18,464,462	18,895,725	17,129,481
PetroChoice Holdings, Inc.	Chemicals, Plastics & Rubber	Senior Secured Second Lien Term Loan LIBOR + 8.750%, 1.000% Floor (4)(5)	8/21/2023	9,000,000	9,000,000	6,955,200	1.6%
				9,000,000	9,000,000	6,955,200
Polymer Solutions Group Holdings, LLC	Chemicals, Plastics & Rubber	Senior Secured First Lien Term Loan LIBOR + 6.750%, 1.000% Floor (5)(7)	6/30/2021	1,059,622	1,059,622	1,031,966	0.2%
				1,059,622	1,059,622	1,031,966
Project Silverback Holdings Corp.	High Tech Industries	Senior Secured First Lien Term Loan LIBOR + 3.500%, 1.000% Floor (4)	8/21/2024	4,862,500	4,370,829	4,169,594	0.9%

Company(1)(2)	Industry	Type of Investment	Maturity	Par Amount	Cost	Fair Value	% of Net Assets(3)
				4,862,500	4,370,829	4,169,594
Proppants Holdings, LLC	Energy: Oil & Gas	Common Units - 161,852 units (11)		—	874,363	323,704	0.1%
		Common Units - 161,852 units (11)		—	8,832	—	0.0%
				—	883,195	323,704
PT Network, LLC	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loan LIBOR + 5.500%, 1.000% Floor (4)(5)	11/30/2023	8,030,521	7,629,758	7,227,469	1.6%
		Membership Units - 1.441 units (5)(11)		—	—	—	0.1%
				8,030,521	7,629,758	7,227,469
RateGain Technologies, Inc.	Hotel, Gaming & Leisure	Subordinated Notes (5)(11)	7/31/2020	440,050	440,049	220,025	0.0%
		Subordinated Notes (5)(11)	7/31/2021	476,190	476,190	238,095	0.1%
				916,240	916,239	458,120
Recorded Books Inc.	Media: Diversified & Production	Senior Secured Second Lien Term Loan LIBOR + 4.250%, 1.000% Floor (5)(7)	8/29/2025	11,155	11,129	10,743	0.0%
				11,155	11,129	10,743
Redwood Services Group, LLC	Services: Business	Senior Secured First Lien Term Loan LIBOR + 6.000%, 1.000% Floor (4)(5)	6/6/2023	22,722,922	22,722,922	20,636,958	4.4%
		Senior Secured First Lien Term Loan LIBOR + 8.500%, 1.000% Floor (4)(5)	6/6/2023	737,733	716,754	716,191	0.2%
		Revolving Credit Facility LIBOR + 6.000%, 1.000% Floor (4)(5)(6)	6/6/2023	2,012,500	2,012,500	1,747,136	0.4%
				25,473,155	25,452,176	23,100,285
Resolute Investment Managers, Inc.	Banking, Finance, Insurance & Real Estate	Senior Secured Second Lien Term Loan LIBOR + 7.500%, 1.000% Floor (4)(5)	4/30/2023	7,950,000	7,919,640	7,286,970	1.5%
				7,950,000	7,919,640	7,286,970
Rhombus Cinema Holdings, LP	Media: Diversified & Production	Preferred Equity 10.000% - 7,449 shares (5)(13)		—	4,584,207	—	0.0%
		Common Units - 3,163 units (5)(8)(11)		—	3,162,793	—	0.0%
				—	7,747,000	—
SavATree, LLC	Environmental Industries	Senior Secured First Lien Term Loan LIBOR + 5.000%, 1.000% Floor (4)(5)	6/2/2022	4,303,349	4,303,349	4,196,196	0.9%
				4,303,349	4,303,349	4,196,196
SFP Holding, Inc.	Construction & Building	Senior Secured First Lien Term Loan LIBOR + 6.250%, 1.000% Floor (4)(5)(6)	9/1/2022	11,174,350	11,174,350	10,800,260	2.3%
		Senior Secured First Lien Delayed Draw Term Loan LIBOR + 6.250%, 1.000% Floor (4)(5)(6)	9/1/2022	2,992,875	2,992,875	2,925,375	0.6%
		Equity - 0.803% of outstanding equity (5)(11)		—	711,698	430,060	0.1%
				14,167,225	14,878,923	14,155,695
Shift4 Payments, LLC	Banking, Finance, Insurance & Real Estate	Senior Secured Second Lien Term Loan LIBOR + 4.500%, 1.000% Floor (4)(5)	11/29/2024	4,610,466	4,581,984	4,486,444	0.9%
				4,610,466	4,581,984	4,486,444
Ship Supply Acquisition Corporation	Services: Business	Senior Secured First Lien Term Loan LIBOR + 8.000%, 1.000% Floor (4)(5)(13)	7/31/2020	21,677,134	21,308,406	—	0.0%
				21,677,134	21,308,406	—
Simplified Logistics, LLC	Services: Business	Senior Secured First Lien Term Loan LIBOR + 6.500%, 1.000% Floor (4)(5)	2/28/2022	18,388,264	18,388,264	17,665,605	3.7%
		Revolving Credit Facility LIBOR + 6.500%, 1.000% Floor (4)(5)(6)	2/28/2022	3,533,333	3,533,333	3,479,833	0.7%
				21,921,597	21,921,597	21,145,438
SMART Financial Operations, LLC	Retail	Preferred Equity - 1,000,000 units (5)(11)		—	1,000,000	490,000	0.1%
				—	1,000,000	490,000
Smile Doctors, LLC	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loan LIBOR + 6.000%, 1.000% Floor (4)(5)(6)	10/6/2022	13,454,943	13,454,943	12,687,903	2.7%
				13,454,943	13,454,943	12,687,903

Company(1)(2)	Industry	Type of Investment	Maturity	Par Amount	Cost	Fair Value	% of Net Assets(3)
Sound Point CLO XX, Ltd.	Multi-Sector Holdings	Subordinated Notes 9.045% effective yield (5)(8)(9)(10)	7/26/2031	4,489,000	3,714,543	2,382,761	0.5%
				4,489,000	3,714,543	2,382,761
Starfish Holdco, LLC	High Tech Industries	Senior Secured Second Lien Term Loan LIBOR + 9.000%, 1.000% Floor (4)(5)	8/18/2025	2,000,000	1,980,410	1,804,200	0.4%
				2,000,000	1,980,410	1,804,200
Sungard AS New Holdings, LLC	Services: Business	Senior Secured First Lien Term Loan LIBOR + 4.000%, 1.000% Floor, 2.500% PIK (4)(13)	11/3/2022	5,047,633	4,938,558	3,028,580	0.6%
		Senior Secured First Lien Term Loan LIBOR + 7.500%, 1.000% Floor (4) (6)	2/3/2022	929,390	908,550	853,322	0.2%
		Membership units - 73,135 units (11)		—	2,163,076	330,205	0.1%
				5,977,023	8,010,184	4,212,107
Team Car Care, LLC	Automotive	Senior Secured First Lien Term Loan LIBOR + 8.000%, 1.000% Floor (4)(5)	2/23/2023	13,896,944	13,896,944	13,335,508	2.8%
				13,896,944	13,896,944	13,335,508
The Imagine Group LLC	Media: Advertising, Printing & Publishing	Senior Secured Second Lien Term Loan LIBOR + 8.750%, 1.000% Floor (5)(7)(13)	6/21/2023	8,950,000	8,308,984	608,600	0.1%
				8,950,000	8,308,984	608,600
The Octave Music Group, Inc.	Media: Diversified & Production	Senior Secured First Lien Term Loan LIBOR + 5.250%, 1.000% Floor (5)(7)	5/29/2025	7,931,034	7,856,490	6,741,379	1.4%
				7,931,034	7,856,490	6,741,379
True Religion Apparel, Inc.	Retail	Senior Secured First Lien Term Loan 10.000% (13)	10/27/2022	179,437	133,654	12,094	0.0%
		Common Stock - 2,448 shares (11)		—	—	—	0.0%
		Warrants - 1,122 warrants (11)		—	—	—	0.0%
				179,437	133,654	12,094
Velocity Pooling Vehicle, LLC	Automotive	Senior Secured First Lien Term Loan LIBOR + 11.000%, 1.000% Floor (4)(5)(14)	4/28/2023	845,845	793,067	634,384	0.1%
		Common units - 4,676 units (5)(11)		—	259,938	—	0.0%
		Warrants - 5,591 warrants(5)(11)	3/30/2028	—	310,802	—	0.0%
				845,845	1,363,807	634,384
Vertafore, Inc.	High Tech Industries	Senior Secured Second Lien Term Loan LIBOR + 7.250%, 1.000% Floor (5)(7)	7/2/2026	9,950,000	9,827,829	9,774,880	2.1%
				9,950,000	9,827,829	9,774,880
VOYA CLO 2016-2, LTD.	Multi-Sector Holdings	Subordinated Notes 2.185% effective yield (5)(8)(9)(10)	7/19/2028	11,088,290	7,852,577	3,878,684	0.8%
				11,088,290	7,852,577	3,878,684
VOYA CLO 2015-2, LTD.	Multi-Sector Holdings	Subordinated Notes 3.711% effective yield (5)(8)(9)(10)	7/19/2028	10,735,659	6,384,362	2,744,034	0.6%
				10,735,659	6,384,362	2,744,034
Walker Edison Furniture Company LLC	Consumer Goods: Durable	Senior Secured First Lien Term Loan LIBOR + 6.500%, 1.000% Floor (4)(5)	9/26/2024	14,437,500	14,437,500	13,255,069	2.8%
		Senior Secured First Lien Term Loan 8.750%, (4)(5)	9/26/2024	2,000,000	2,000,000	2,000,000	0.4%
		Common units - 2,000 units (5)(11)		—	2,000,000	5,000,000	1.1%
				16,437,500	18,437,500	20,255,069
Watermill-QMC Midco, Inc.	Automotive	Equity - 1.62% partnership interest (5)(11)		—	902,277	—	0.0%
				—	902,277	—
West Dermatology, LLC	Healthcare & Pharmaceuticals	Revolving Credit Facility LIBOR + 5.000%, 1.000% Floor (5)(6)(7)	2/11/2025	1,657,459	1,657,459	1,643,039	0.3%
		Senior Secured First Lien Term Loan LIBOR + 5.000%, 1.000% Floor (5)(6)(7)	2/11/2025	4,751,381	4,751,380	4,133,984	0.9%
				6,408,840	6,408,839	5,777,023

Total non-controlled/non-affiliated investments					$632,966,232	$482,526,290	102.1%

Company(1)(2)	Industry	Type of Investment	Maturity	Par Amount	Cost	Fair Value	% of Net Assets(3)
Controlled/affiliated investments - 21.1%		(15)
1888 Industrial Services, LLC	Energy: Oil & Gas	Revolving Credit Facility LIBOR + 5.000%, 1.000% Floor, PIK (4)(5)(6)	9/30/2021	1,224,664	1,224,664	1,224,664	0.3%
		Senior Secured First Lien Term Loan LIBOR + 5.000%, 1.000% Floor, PIK(4)(5)(13)	9/30/2021	3,428,785	3,315,574	—	0.0%
		Senior Secured First Lien Term Loan LIBOR + 8.000%, 1.000% Floor, PIK (4)(5)(13)	9/30/2021	8,874,029	6,816,029	—	0.0%
		Senior Secured First Lien Term Loan LIBOR + 5.000%, 1.000% Floor, PIK (4)(5)(6)(13)	6/30/2021	431,176	416,940	408,367	0.1%
		Senior Secured First Lien Term Loan LIBOR + 5.000%, 1.000% Floor, PIK (4)(5)	9/19/2020	82,717	82,717	82,717	0.0%
		Senior Secured First Lien Term Loan LIBOR + 5.000%, 1.000% Floor, PIK (4)(5)	9/19/2020	298,144	298,144	298,144	0.1%
		Units - 7,546.76 units (5)(11)		—	—	—	0.0%
				14,339,515	12,154,068	2,013,892
Access Media Holdings, LLC	Media: Broadcasting & Subscription	Senior Secured First Lien Term Loan 10.000% PIK (5)(13)	7/22/2020	9,473,264	7,458,342	1,420,990	0.3%
		Common Stock - 140 units (5)(11)		—	—	—	0.0%
		Preferred Equity - 1,400,000 units (5)(11)		—	1,400,000	—	0.0%
		Preferred Equity - 700,000 units (5)(11)		—	700,000	—	0.0%
		Preferred Equity - 849,800 units (5)(6)(11)		—	849,800	(88,200)	0.0%
				9,473,264	10,408,142	1,332,790
Caddo Investors Holdings 1 LLC	Forest Products & Paper	Equity - 12.250% LLC Interest (5)(16)		—	5,032,364	6,054,300	1.3%
				—	5,032,364	6,054,300
Charming Charlie LLC	Retail	Senior Secured First Lien Term Loan LIBOR + 10.000%, 1.000% Floor (4)(13)	4/24/2023	3,412,549	3,121,470	—	0.0%
		Senior Secured First Lien Term Loan LIBOR + 10.000%, 1.000% Floor (4)(13)	4/24/2023	4,178,224	2,737,658	—	0.0%
		Senior Secured First Lien Term Loan 20.000%	5/15/2020	138,517	138,517	71,281	0.0%
		Senior Secured First Lien Delayed Draw Term Loan 20.000%	5/15/2020	769,967	769,967	396,225	0.1%
		Common Stock - 34,923,249 shares (11)		—	—	—	0.0%
				8,499,257	6,767,612	467,506
Dynamic Energy Services International LLC	Energy: Oil & Gas	Senior Secured First Lien Term Loan 13.500% PIK(4)(5)(13)	12/31/2021	6,570,737	4,449,025	459,952	0.1%
		Common Units - 6,500,000 units (5)(11)		—	—	—	0.0%
				6,570,737	4,449,025	459,952
Kemmerer Operations, LLC	Metals & Mining	Senior Secured First Lien Term Loan 15.000% PIK (5)	6/21/2023	1,975,960	1,975,960	1,975,960	0.4%
		Senior Secured First Lien Delayed Draw Term Loan 15.000% PIK (6)	6/21/2023	496,660	496,660	496,660	0.1%
		Common Units - 6.7797 units (5)(11)		—	962,717	962,760	0.2%
				2,472,620	3,435,337	3,435,380
MCM 500 East Pratt Holdings, LLC	Banking, Finance, Insurance & Real Estate	Equity - 5,000,000 units (9)(11)		—	5,000,000	7,350,000	1.6%
				—	5,000,000	7,350,000
MCM Capital Office Park Holdings LLC	Banking, Finance, Insurance & Real Estate	Equity - 7,500,000 units (9)(11)		—	7,500,000	14,625,000	3.1%
				—	7,500,000	14,625,000
Sierra Senior Loan Strategy JV I LLC	Multi-Sector Holdings	Equity - 87.5% ownership of SIC Senior Loan Strategy JV I LLC (9)(16)		105,675,000	105,675,000	63,806,881	13.5%

Company(1)(2)	Industry	Type of Investment	Maturity	Par Amount	Cost	Fair Value	% of Net Assets(3)
				105,675,000	105,675,000	63,806,881
TwentyEighty, Inc.	Services: Business	Common Units - 58,098 units(11)		—	—	389,256	0.1%
				—	—	389,256

Total controlled/affiliated investments					$160,421,548	$99,934,957	21.1%

Total investments					$793,387,780	$582,461,247	123.2%

Money Market Fund - 13.7%
State Street Institutional Liquid Reserves Fund		Money Market 0.330%(12)		6,125,004	6,127,454	6,125,617	1.3%
Federated Institutional Prime Obligations Fund		Money Market 0.070% (12)		58,696,106	58,696,106	58,696,106	12.4%
Total money market fund				$64,821,110	$64,823,560	$64,821,723	13.7%

(1)All of the Company's investments are domiciled in the United States except for AMMC CLO 22, Limited Series 2018-22A, Apidos CLO XXIV, Series 2016-24A, Dryden 38 Senior Loan Fund, Series 2015-38A, Dryden 43 Senior Loan Fund, Series 2016-43A, Dryden 49 Senior Loan Fund, 2017-49A, Magnetite XIX, Limited, Sound Point CLO XX, Ltd., VOYA CLO 2016-2, LTD., and VOYA CLO 2015-2, LTD., which are all domiciled in the Cayman Islands. All foreign investments were denominated in US Dollars.
(2)Unless otherwise indicated, all securities are valued using significant unobservable inputs, which are categorized as Level 3 assets under the definition of ASC 820 fair value hierarchy.
(3)Percentage is based on net assets of $472,758,920 as of June 30, 2020.
(4)The interest rate on these loans is subject to a base rate plus 3 Month "3M" LIBOR, which at June 30, 2020 was 0.30%. The interest rate is subject to a minimum LIBOR floor.
(5)An affiliated fund that is managed by an affiliate of SIC Advisors LLC also holds an investment in this security.
(6)The investment has an unfunded commitment as of June 30, 2020. For further details see Note 11. Fair value includes an analysis of the unfunded commitment.
(7)The interest rate on these loans is subject to a base rate plus 1 Month "1M" LIBOR, which at June 30, 2020 was 0.16%. The interest rate is subject to a minimum LIBOR floor.
(8)Securities are exempt from registration under Rule 144A of the Securities Act of 1933. These securities represent a fair value of $41,819,273 or 8.8% of net assets as of June 30, 2020 and are considered restricted securities.
(9)The investment is not a qualifying asset under Section 55 of the Investment Company Act of 1940 (the "1940 Act"). Non-qualifying assets represent 26.3% of the Company's portfolio at fair value.
(10)This investment is in the equity class of a collateralized loan obligation ("CLO"). The CLO equity investments are entitled to recurring distributions which are generally equal to the excess cash flow generated from the underlying investments after payment of the contractual payments to debt holders and fund expenses. The current estimated yield is based on the current projections of this excess cash flow taking into account assumptions that have been made regarding expected prepayments, losses and future reinvestment rates. These assumptions are periodically reviewed and adjusted. Ultimately, the actual yield may be higher or lower than the estimated yield if actual results differ from those used for the assumptions.
(11)Security is non-income producing.
(12)Represents securities in Level 1 in the ASC 820 table (see Note 4).
(13)The investment was on non-accrual status as of June 30, 2020.
(14)The investment was on partial non-accrual status as of June 30, 2020
(15)Affiliate Investments are defined by the 1940 Act as investments in companies in which the Company owns at least 5% but no more than 25% of the voting securities or we are under common control with such portfolio company. Control Investments are defined by the 1940 Act as investments in companies in which the Company owns more than 25% of the voting securities or maintains greater than 50% of the board representation.
(16)As a practical expedient, the Company uses NAV to determine the fair value of this investment.

See accompanying notes to consolidated financial statements.

Sierra Income Corporation
Consolidated Schedule of Investments
As of December 31, 2019

Company(1)(2)	Industry	Type of Investment	Maturity	Par Amount	Cost	Fair Value	% of Net Assets(3)
Non-controlled/non-affiliated investments – 96.0%							$591,062,721
AAAHI Acquisition Corporation	Transportation: Consumer	Senior Secured First Lien Term Loan LIBOR + 6.250%, 1.000% Floor (4)(5)(6)	12/10/2023	$6,966,133	$6,966,133	$6,877,180	1.2%
				6,966,133	6,966,133	6,877,180
Alpine SG, LLC	High Tech Industries	Senior Secured First Lien Delayed Draw Term Loan LIBOR + 6.500%, 1.000% Floor (5)(7)	11/16/2022	6,617,630	6,617,630	6,613,660	1.1%
		Senior Secured First Lien Term Loan LIBOR + 6.500%, 1.000% Floor (5)(6)(7)	11/16/2022	13,398,750	13,398,750	13,390,711	2.3%
				20,016,380	20,016,380	20,004,371
American Dental Partners, Inc.	Healthcare & Pharmaceuticals	Senior Secured Second Lien Term Loan LIBOR + 8.500%, 1.000% Floor (4)(5)	9/25/2023	4,893,750	4,893,750	4,813,492	0.8%
				4,893,750	4,893,750	4,813,492
Amerijet Holdings, Inc.	Transportation: Cargo	Senior Secured First Lien Term Loan LIBOR + 8.000%, 1.000% Floor (5)(7)	7/15/2021	9,847,868	9,847,868	9,847,868	1.7%
				9,847,868	9,847,868	9,847,868
AMMC CLO 22, Limited Series 2018-22A	Multi-Sector Holdings	Subordinated Notes 12.573% effective yield (8)(9)(10)	4/25/2031	7,222,000	5,719,206	5,693,103	1.0%
				7,222,000	5,719,206	5,693,103
Answers Finance, LLC	High Tech Industries	Common Stock - 389,533 shares (11)		—	5,076,376	802,438	0.1%
				—	5,076,376	802,438
Apidos CLO XXIV, Series 2016-24A	Multi-Sector Holdings	Subordinated Notes 12.285% effective yield (5)(8)(9)(10)	7/20/2027	18,357,647	11,350,063	11,142,247	1.9%
				18,357,647	11,350,063	11,142,247
Avantor, Inc.	Wholesale	Common Stock - 1,867,356 shares (11)(12)		—	32,678,730	33,892,511	5.7%
				—	32,678,730	33,892,511
Aviation Technical Services, Inc.	Aerospace & Defense	Senior Secured Second Lien Term Loan LIBOR + 8.500%, 1.000% Floor (4)(5)	3/31/2022	25,000,000	25,000,000	25,000,000	4.2%
				25,000,000	25,000,000	25,000,000
Black Angus Steakhouses, LLC	Hotel, Gaming & Leisure	Senior Secured First Lien Term Loan LIBOR + 9.000%, 1.000% Floor (4)(5)	4/24/2020	18,225,446	18,225,446	18,215,218	3.1%
		Revolving Credit Facility LIBOR + 9.000%, 1.000% Floor (5)(6)(7)	4/24/2020	2,232,143	2,232,143	2,233,705	0.4%
				20,457,589	20,457,589	20,448,923
BRG Sports, Inc.	Consumer Goods: Durable	Senior Secured First Lien Term Loan LIBOR + 6.250%, 1.000% Floor (5)(7)	6/15/2023	5,337,500	5,337,500	5,331,629	0.9%
				5,337,500	5,337,500	5,331,629
Brook & Whittle Holding Corp.	Containers, Packaging & Glass	Senior Secured First Lien Term Loan LIBOR + 5.250%, 1.000% Floor (4)(5)	10/17/2024	2,937,058	2,937,058	2,924,135	0.5%
		Senior Secured First Lien Delayed Draw Term Loan LIBOR + 5.250%, 1.000% Floor (4)(5)	10/17/2024	690,757	690,757	687,718	0.1%
				3,627,815	3,627,815	3,611,853
Capstone Nutrition Development, LLC	Healthcare & Pharmaceuticals	Units - 11,124.90 units (11)		—	1,112,490	1,112,490	0.2%
				—	1,112,490	1,112,490
Centauri Group Holdings, LLC	High Tech Industries	Senior Secured First Lien Term Loan LIBOR + 5.250%, 1.000% Floor(4)(5)	2/12/2024	10,029,280	10,012,265	10,004,207	1.7%
				10,029,280	10,012,265	10,004,207
CPI International, Inc.	Aerospace & Defense	Senior Secured Second Lien Term Loan LIBOR + 7.250%, 1.000% Floor (5)(7)	7/28/2025	9,900,752	9,876,226	9,475,020	1.6%

Company(1)(2)	Industry	Type of Investment	Maturity	Par Amount	Cost	Fair Value	% of Net Assets(3)
				9,900,752	9,876,226	9,475,020
CT Technologies Intermediate Holdings, Inc.	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loan LIBOR + 4.250%, 1.000% Floor (5)(7)	12/1/2021	972,010	863,963	914,856	0.2%
				972,010	863,963	914,856
DataOnline Corp.	High Tech Industries	Senior Secured First Lien Term Loan LIBOR + 5.500%, 1.000% Floor (4)(5)(6)	11/13/2025	15,000,000	15,000,000	15,000,000	2.5%
				15,000,000	15,000,000	15,000,000
Dermatologists of Southwestern Ohio, LLC	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loan LIBOR + 6.500%, 1.000% Floor (5)(7)	4/20/2022	2,444,307	2,444,307	2,416,686	0.4%
		Senior Secured First Lien Delayed Draw Term Loan LIBOR + 6.500%, 1.000% Floor (5)(7)	4/20/2022	927,413	927,413	916,934	0.2%
				3,371,720	3,371,720	3,333,620
DirectBuy Home Improvement, Inc.	Retail	Subordinated notes LIBOR + 6.500%, 1.000% Floor (4)	6/20/2022	260,919	248,270	260,919	0.0%
		Common Stock - 191,678 shares (11)		—	75,340	61,337	0.0%
				260,919	323,610	322,256
Dryden 38 Senior Loan Fund, Series 2015-38A	Multi-Sector Holdings	Subordinated Notes 12.678% effective yield (8)(9)(10)	7/15/2027	7,000,000	4,715,290	4,664,800	0.8%
				7,000,000	4,715,290	4,664,800
Dryden 43 Senior Loan Fund, Series 2016-43A	Multi-Sector Holdings	Subordinated Notes 10.956% effective yield (5)(8)(9)(10)	7/20/2029	3,620,000	2,747,203	2,268,286	0.4%
				3,620,000	2,747,203	2,268,286
Dryden 49 Senior Loan Fund, Series 2017-49A	Multi-Sector Holdings	Subordinated Notes 9.486% effective yield (5)(8)(9)(10)	7/18/2030	17,233,288	13,515,790	11,498,222	1.9%
				17,233,288	13,515,790	11,498,222
First Boston Construction Holdings, LLC	Banking, Finance, Insurance & Real Estate	Senior secured first lien notes 12.000% (5)	2/23/2023	9,217,625	9,217,625	9,217,625	1.6%
		Preferred Equity - 2,304,406 units (5)(11)		—	2,304,406	2,304,406	0.4%
				9,217,625	11,522,031	11,522,031
Friedrich Holdings, Inc.	Construction & Building	Senior Secured First Lien Term Loan LIBOR + 6.000%, 1.000% Floor (5)(7)	2/7/2023	10,527,100	10,527,100	10,527,100	1.8%
				10,527,100	10,527,100	10,527,100
GK Holdings, Inc.	Services: Business	Senior Secured Second Lien Term Loan LIBOR + 10.250%, 1.000% Floor (4)	1/20/2022	10,000,000	10,000,000	7,048,000	1.2%
				10,000,000	10,000,000	7,048,000
Golden West Packaging Group LLC	Forest Products & Paper	Senior Secured First Lien Term Loan LIBOR + 5.750%, 1.000% Floor (5)(7)	6/20/2023	1,427,655	1,427,655	1,417,661	0.2%
				1,427,655	1,427,655	1,417,661
Holland Acquisition Corp.	Energy: Oil & Gas	Senior Secured First Lien Term Loan LIBOR + 9.000%, 1.000% Floor (4)(13)	5/29/2020	4,400,696	4,260,117	1,100,174	0.2%
				4,400,696	4,260,117	1,100,174
Hylan Datacom & Electrical LLC	Construction & Building	Senior Secured First Lien Term Loan LIBOR + 9.500%, 1.000% Floor (4)(5)	7/25/2021	14,548,297	14,548,297	11,638,638	2.0%
				14,548,297	14,548,297	11,638,638
IHS Intermediate, Inc.	Services: Business	Senior Secured Second Lien Term Loan LIBOR + 8.250%, 1.000% Floor (4)(13)	7/20/2022	25,000,000	25,000,000	1,750,000	0.3%
				25,000,000	25,000,000	1,750,000
Impact Group, LLC	Services: Business	Senior Secured First Lien Term Loan LIBOR + 6.500%, 1.000% Floor (4)(5)	6/27/2023	5,796,354	5,796,354	5,458,427	0.9%
				5,796,354	5,796,354	5,458,427
Interflex Acquisition Company, LLC	Containers, Packaging & Glass	Senior Secured First Lien Term Loan LIBOR + 9.000%, 1.000% Floor (5)(7)	8/18/2022	12,635,953	12,635,953	12,043,326	2.0%
				12,635,953	12,635,953	12,043,326

Company(1)(2)	Industry	Type of Investment	Maturity	Par Amount	Cost	Fair Value	% of Net Assets(3)
Iqor US Inc.	Services: Business	Senior Secured First Lien Term Loan LIBOR + 5.000%, 1.000% Floor (4)(7)	4/1/2021	19,815,331	19,012,372	17,027,313	2.9%
				19,815,331	19,012,372	17,027,313
Isagenix International, LLC	Wholesale	Senior Secured First Lien Term Loan LIBOR + 5.750%, 1.000% Floor (4)(5)	6/16/2025	1,848,782	1,841,180	1,293,778	0.2%
				1,848,782	1,841,180	1,293,778
Isola USA Corp.	High Tech Industries	Senior Secured Second Lien Term Loan LIBOR + 9.500%, 1.000% Floor, PIK (4)(6)(13)	1/2/2023	10,237,487	7,578,468	7,187,740	1.2%
		Common Units - 10,283,782 units (9)(11)		—	—	—	0.0%
				10,237,487	7,578,468	7,187,740
JFL-WCS Partners, LLC	Environmental Industries	Preferred Units - 618,876 6.000%, PIK (5)(9)		—	618,876	618,876	0.1%
		Common Units - 68,764 units (5)(9)(11)		—	68,764	1,461,923	0.2%
				—	687,640	2,080,799
Keystone Acquisition Corp.	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loan LIBOR + 5.250%, 1.000% Floor (4)(5)	5/1/2024	1,802,571	1,741,353	1,757,507	0.3%
		Senior Secured Second Lien Term Loan LIBOR + 9.250%, 1.000% Floor (4)(5)	5/1/2025	7,000,000	6,904,682	6,869,800	1.2%
				8,802,571	8,646,035	8,627,307
L&S Plumbing Partnership, Ltd.	Construction & Building	Senior Secured First Lien Term Loan LIBOR + 7.500%, 1.000% Floor (4)(5)	2/15/2022	7,535,892	7,535,892	7,579,600	1.3%
				7,535,892	7,535,892	7,579,600
Magnetite XIX, Limited	Multi-Sector Holdings	Subordinated Notes LIBOR + 7.610% (4)(8)(9)(10)	7/17/2030	2,000,000	1,874,937	1,757,368	0.3%
		Subordinated Notes 8.407% effective yield (5)(8)(9)(10)	7/17/2030	13,730,209	10,427,732	8,857,783	1.5%
				15,730,209	12,302,669	10,615,151
Manna Pro Products, LLC	Consumer Goods: Non-durable	Senior Secured First Lien Term Loan LIBOR + 6.000%, 1.000% Floor (5)(7)	12/8/2023	4,083,333	4,083,333	3,924,900	0.7%
		Senior Secured First Lien Delayed Draw Term Loan LIBOR + 6.000%, 1.000% Floor (5)(7)	12/8/2023	829,167	829,167	796,995	0.1%
				4,912,500	4,912,500	4,721,895
Midwest Physician Administrative Services, LLC	Healthcare & Pharmaceuticals	Senior Secured Second Lien Term Loan LIBOR + 7.000%, 1.000% Floor (7)	8/15/2025	1,950,000	1,881,156	1,862,250	0.3%
				1,950,000	1,881,156	1,862,250
Novetta Solutions, LLC	High Tech Industries	Senior Secured Second Lien Term Loan LIBOR + 8.500%, 1.000% Floor (7)	10/16/2023	11,000,000	10,938,515	10,585,300	1.8%
				11,000,000	10,938,515	10,585,300
Offen Inc.	Transportation: Cargo	Senior Secured First Lien Term Loan LIBOR + 5.000% (4)(6)	6/21/2026	2,923,363	2,886,299	2,923,363	0.5%
				2,923,363	2,886,299	2,923,363
Path Medical, LLC	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loan LIBOR + 9.500%, 1.000% Floor, PIK (5)(7)	10/11/2021	17,601,348	17,340,449	16,328,771	2.8%
		Senior Secured First Lien Term Loan LIBOR + 10.000%, 1.000% Floor (5)(6)(7)	10/11/2021	328,000	328,000	327,836	0.1%
		Warrants - 36,716 warrants(5)(11)	1/9/2027	—	669,709	—	0.0%
				17,929,348	18,338,158	16,656,607
PetroChoice Holdings, Inc.	Chemicals, Plastics & Rubber	Senior Secured Second Lien Term Loan LIBOR + 8.750%, 1.000% Floor (4)(5)	8/21/2023	9,000,000	9,000,000	8,422,200	1.5%
				9,000,000	9,000,000	8,422,200
Polymer Solutions Group Holdings, LLC	Chemicals, Plastics & Rubber	Senior Secured First Lien Term Loan LIBOR + 6.750%, 1.000% Floor (5)(7)	6/30/2021	1,090,722	1,090,722	1,083,414	0.2%

Company(1)(2)	Industry	Type of Investment	Maturity	Par Amount	Cost	Fair Value	% of Net Assets(3)
				1,090,722	1,090,722	1,083,414
Project Silverback Holdings Corp.	High Tech Industries	Senior Secured First Lien Term Loan LIBOR + 3.500%, 1.000% Floor (4)	8/21/2024	4,887,500	4,338,566	4,257,990	0.7%
				4,887,500	4,338,566	4,257,990
Proppants Holdings, LLC	Energy: Oil & Gas	Common Units - 161,852 units (11)		—	874,363	809,260	0.1%
		Common Units - 161,852 units (11)		—	8,832	8,093	0.0%
				—	883,195	817,353
PT Network, LLC	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loan LIBOR + 5.500%, 1.000% Floor (4)(5)	11/30/2023	7,969,098	7,511,671	7,450,310	1.4%
		Membership Units - 1.441 units (5)(11)		—	—	—	0.1%
				7,969,098	7,511,671	7,450,310
RateGain Technologies, Inc.	Hotel, Gaming & Leisure	Subordinated Notes (5)(11)	7/31/2020	440,050	440,050	440,050	0.1%
		Subordinated Notes (5)(11)	7/31/2021	476,190	476,190	476,190	0.1%
				916,240	916,240	916,240
Redwood Services Group, LLC	Services: Business	Senior Secured First Lien Term Loan LIBOR + 6.000%, 1.000% Floor (4)(5)	6/6/2023	22,837,649	22,837,649	22,791,974	3.9%
		Revolving Credit Facility LIBOR + 6.000%, 1.000% Floor (4)(5)(6)	6/6/2023	1,150,000	1,150,000	1,148,562	0.2%
				23,987,649	23,987,649	23,940,536
Resolute Investment Managers, Inc.	Banking, Finance, Insurance & Real Estate	Senior Secured Second Lien Term Loan LIBOR + 7.500%, 1.000% Floor (4)(5)	4/30/2023	7,950,000	7,914,608	7,950,000	1.3%
				7,950,000	7,914,608	7,950,000
Rhombus Cinema Holdings, LP	Media: Diversified & Production	Preferred Equity 10.000% - 7,449 shares (5)(9)		—	4,584,207	2,979,615	0.5%
		Common Units - 3,163 units (5)(8)(11)		—	3,162,793	—	0.0%
				—	7,747,000	2,979,615
SavATree, LLC	Environmental Industries	Senior Secured First Lien Term Loan LIBOR + 5.000%, 1.000% Floor (4)(5)	6/2/2022	4,333,601	4,333,601	4,333,601	0.7%
				4,333,601	4,333,601	4,333,601
SFP Holding, Inc.	Construction & Building	Senior Secured First Lien Term Loan LIBOR + 6.250%, 1.000% Floor (5)(6)(11)	9/1/2022	9,367,373	9,367,373	9,367,373	1.6%
		Senior Secured First Lien Delayed Draw Term Loan LIBOR + 6.250%, 1.000% Floor (5)(6)(11)	9/1/2022	161,625	161,625	161,625	0.0%
		Equity - 0.803% of outstanding equity (5)(11)		—	657,115	591,403	0.1%
				9,528,998	10,186,113	10,120,401
Shift4 Payments, LLC	Banking, Finance, Insurance & Real Estate	Senior Secured First Lien Term Loan LIBOR + 4.500%, 1.000% Floor (4)(5)	11/29/2024	3,491,094	3,474,373	3,502,266	0.6%
		Senior Secured Second Lien Term Loan LIBOR + 8.500%, 1.000% Floor (4)(5)	11/28/2025	9,950,000	9,875,970	9,950,000	1.7%
				13,441,094	13,350,343	13,452,266
Ship Supply Acquisition Corporation	Services: Business	Senior Secured First Lien Term Loan LIBOR + 8.000%, 1.000% Floor (4)(5)(13)	7/31/2020	21,799,085	21,427,121	—	0.0%
				21,799,085	21,427,121	—
Simplified Logistics, LLC	Services: Business	Senior Secured First Lien Term Loan LIBOR + 6.500%, 1.000% Floor (4)(5)(6)	2/28/2022	18,481,420	18,481,420	18,481,420	3.1%
				18,481,420	18,481,420	18,481,420
SMART Financial Operations, LLC	Retail	Preferred Equity - 1,000,000 units (5)(9)(11)		—	1,000,000	760,000	0.1%
				—	1,000,000	760,000
Smile Doctors, LLC	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loan LIBOR + 6.000%, 1.000% Floor (4)(5)	10/6/2022	8,250,167	8,250,167	8,078,563	1.4%

Company(1)(2)	Industry	Type of Investment	Maturity	Par Amount	Cost	Fair Value	% of Net Assets(3)
		Senior Secured First Lien Delayed Draw Term Loan LIBOR + 6.000%, 1.000% Floor (4)(5)(6)	10/6/2022	4,642,608	4,642,608	4,525,356	0.8%
				12,892,775	12,892,775	12,603,919
Sound Point CLO XX, Ltd.	Multi-Sector Holdings	Subordinated Notes 12.370% effective yield (5)(8)(9)(10)	7/26/2031	4,489,000	3,895,539	3,736,644	0.6%
				4,489,000	3,895,539	3,736,644
Starfish Holdco, LLC	High Tech Industries	Senior Secured Second Lien Term Loan LIBOR + 9.000%, 1.000% Floor (5)(7)	8/18/2025	4,000,000	3,957,111	3,862,000	0.7%
				4,000,000	3,957,111	3,862,000
Sungard AS New Holdings, LLC	Services: Business	Senior Secured First Lien Term Loan LIBOR + 4.000%, 1.000% Floor, 2.500% PIK (4)	11/3/2022	4,994,410	4,994,410	4,078,935	0.7%
		Senior Secured First Lien Term Loan LIBOR + 7.500%, 1.000% Floor (4)	2/3/2022	714,915	698,047	693,467	0.1%
		Membership units - 73,135 units (11)		—	2,163,076	2,163,041	0.4%
				5,709,325	7,855,533	6,935,443
Team Car Care, LLC	Automotive	Senior Secured First Lien Term Loan LIBOR + 8.000%, 1.000% Floor (4)	2/23/2023	14,091,320	14,091,319	13,926,451	2.4%
				14,091,320	14,091,319	13,926,451
Techniplas, LLC	Automotive	Senior Secured First Lien Notes 10.000% (8)	5/1/2020	6,000,000	6,000,000	5,137,200	0.9%
				6,000,000	6,000,000	5,137,200
Tensar Corporation	Capital Equipment	Senior Secured First Lien Term Loan LIBOR + 4.750%, 1.000% Floor, 3.000% PIK (4)	7/9/2021	6,900,187	6,778,258	6,537,927	1.1%
				6,900,187	6,778,258	6,537,927
The Imagine Group LLC	Media: Advertising, Printing & Publishing	Senior Secured Second Lien Term Loan LIBOR + 8.750%, 1.000% Floor (5)(7)(13)	6/21/2023	8,950,000	8,623,411	1,700,500	0.3%
				8,950,000	8,623,411	1,700,500
The Octave Music Group, Inc.	Media: Diversified & Production	Senior Secured Second Lien Term Loan LIBOR + 8.250%, 1.000% Floor (5)(7)	5/27/2022	6,532,258	6,532,258	6,513,968	1.1%
				6,532,258	6,532,258	6,513,968
True Religion Apparel, Inc.	Retail	Senior Secured First Lien Term Loan 10.000% (13)	10/27/2022	179,896	134,083	23,386	0.0%
		Common Stock - 2,448 shares(11)		—	—	—	0.0%
		Warrants - 1,122 warrants (11)		—	—	—	0.0%
				179,896	134,083	23,386
Velocity Pooling Vehicle, LLC	Automotive	Senior Secured First Lien Term Loan LIBOR + 11.000%, 1.000% Floor (4)(5)	4/28/2023	794,055	747,813	704,803	0.1%
		Common units - 4,676 units (5)(11)		—	259,938	17,956	0.0%
		Warrants - 5,591 warrants(5)(11)	3/30/2028	—	310,802	21,469	0.0%
				794,055	1,318,553	744,228
Vertafore, Inc.	High Tech Industries	Senior Secured Second Lien Term Loan LIBOR + 7.250%, 1.000% Floor (5)(7)	7/2/2026	9,950,000	9,818,168	9,827,615	1.7%
				9,950,000	9,818,168	9,827,615
VOYA CLO 2016-2, LTD.	Multi-Sector Holdings	Subordinated Notes 6.704% effective yield (5)(8)(9)(10)	7/19/2028	11,088,290	8,296,086	6,199,335	1.0%
				11,088,290	8,296,086	6,199,335
VOYA CLO 2015-2, LTD.	Multi-Sector Holdings	Subordinated Notes 16.348% effective yield (5)(8)(9)(10)	7/19/2028	10,735,659	6,716,495	6,026,473	1.0%
				10,735,659	6,716,495	6,026,473
Walker Edison Furniture Company LLC	Consumer Goods: Durable	Senior Secured First Lien Term Loan LIBOR + 6.500%, 1.000% Floor (4)(5)	9/26/2024	14,625,000	14,625,000	14,771,250	2.5%
		Common units - 2,000 units (5)(9)(11)		—	2,000,000	4,111,210	0.7%
				14,625,000	16,625,000	18,882,460

Company(1)(2)	Industry	Type of Investment	Maturity	Par Amount	Cost	Fair Value	% of Net Assets(3)
Watermill-QMC Midco, Inc.	Automotive	Equity - 1.62% partnership interest (5)(9)(11)		—	902,277	53,776	0.0%
				—	902,277	53,776

Total non-controlled/non-affiliated investments					$651,393,473	$567,402,503	96.0%

Controlled/affiliated investments - 18.3%		(14)
1888 Industrial Services, LLC	Energy: Oil & Gas	Revolving Credit Facility LIBOR + 5.000%, 1.000% Floor (4)(5)(6)	9/30/2021	1,183,094	1,183,094	1,183,094	0.2%
		Senior Secured First Lien Term Loan LIBOR + 5.000%, 1.000% Floor (4)(5)	9/30/2021	3,315,574	3,315,574	3,315,574	0.6%
		Senior Secured First Lien Term Loan LIBOR + 8.000%, 1.000% Floor, PIK (4)(5)(13)	9/30/2021	8,454,467	6,816,029	2,113,617	0.4%
		Senior Secured First Lien Term Loan LIBOR + 5.000%, 1.000% Floor (4)(5)	6/30/2021	416,940	416,940	416,940	0.1%
		Senior Secured First Lien Term Loan LIBOR + 5.000%, 1.000% Floor (4)(5)	9/19/2020	79,986	79,986	79,986	0.0%
		Senior Secured First Lien Term Loan LIBOR + 5.000%, 1.000% Floor (4)(5)	9/19/2020	288,300	288,300	288,300	0.0%
		Units - 7,546.76 units (5)(11)		—	—	—	0.0%
				13,738,361	12,099,923	7,397,511
Access Media Holdings, LLC	Media: Broadcasting & Subscription	Senior Secured First Lien Term Loan 10.000% PIK (5)(7)(13)	7/22/2020	9,005,670	7,458,342	2,251,418	0.4%
		Common Stock - 140 units (5)(9)(11)		—	—	—	0.0%
		Preferred Equity - 1,400,000 units (5)(9)(11)		—	1,400,000	—	0.0%
		Preferred Equity - 700,000 units (5)(9)(11)		—	700,000	—	0.0%
		Preferred Equity - 849,800 units (5)(6)(9)(11)		—	849,800	(88,200)	0.0%
				9,005,670	10,408,142	2,163,218
Caddo Investors Holdings 1 LLC	Forest Products & Paper	Equity - 12.250% LLC Interest (5)(9)(15)		—	5,027,482	5,765,253	1.0%
				—	5,027,482	5,765,253
Charming Charlie LLC	Retail	Senior Secured First Lien Term Loan LIBOR + 10.000%, 1.000% Floor (4)(13)	4/24/2023	3,412,549	3,121,470	—	0.0%
		Senior Secured First Lien Term Loan LIBOR + 10.000%, 1.000% Floor (4)(13)	4/24/2023	4,178,224	2,737,658	—	0.0%
		Senior Secured First Lien Term Loan 20.000%	5/15/2020	150,642	150,642	112,981	0.0%
		Senior Secured First Lien Delayed Draw Term Loan 20.000% (7)(13)	5/15/2020	837,367	837,367	628,025	0.1%
		Common Stock - 34,923,249 shares (11)		—	—	—	0.0%
				8,578,782	6,847,137	741,006
Dynamic Energy Services International LLC	Energy: Oil & Gas	Senior Secured First Lien Term Loan 13.500% PIK(5)(7)(13)	12/31/2021	6,089,982	4,449,025	692,431	0.1%
		Common Units - 6,500,000 units (5)(11)		—	—	—	0.0%
				6,089,982	4,449,025	692,431
Kemmerer Operations, LLC	Metals & Mining	Senior Secured First Lien Term Loan 15.000% PIK	6/21/2023	1,834,227	1,834,227	1,834,227	0.3%
		Senior Secured First Lien Delayed Draw Term Loan 15.000% PIK (6)	6/21/2023	461,035	461,035	461,035	0.1%
		Common Units - 6.7797 units (11)		—	962,717	962,760	0.2%
				2,295,262	3,257,979	3,258,022
MCM 500 East Pratt Holdings, LLC	Banking, Finance, Insurance & Real Estate	Equity - 5,000,000 units (9)(11)		—	5,000,000	7,350,000	1.2%

Company(1)(2)	Industry	Type of Investment	Maturity	Par Amount	Cost	Fair Value	% of Net Assets(3)
				—	5,000,000	7,350,000
MCM Capital Office Park Holdings LLC	Banking, Finance, Insurance & Real Estate	Equity - 7,500,000 units (9)(11)		—	7,500,000	11,775,000	2.0%
				—	7,500,000	11,775,000
Sierra Senior Loan Strategy JV I LLC	Multi-Sector Holdings	Equity - 87.5% ownership of SIC Senior Loan Strategy JV I LLC (6)(9)(15)		92,050,000	92,050,000	68,434,389	11.6%
				92,050,000	92,050,000	68,434,389
TwentyEighty, Inc.	Services: Business	Common Units - 58,098 units(11)		—	—	644,597	0.1%
				—	—	644,597

Total controlled/affiliated investments					$146,639,688	$108,221,427	18.3%

Money Market Fund - 32.5%
State Street Institutional Liquid Reserves Fund		Money Market 1.730%(12)		82,288,653	82,296,916	82,296,882	13.9%
Federated Institutional Prime Obligations Fund		Money Market 1.740% (12)		109,958,375	109,958,375	109,958,375	18.6%
Total money market fund				$192,247,028	$192,255,291	$192,255,257	32.5%

(1)All of the Company's investments are domiciled in the United States except for AMMC CLO 22, Limited Series 2018-22A, Apidos CLO XXIV, Series 2016-24A, Dryden 38 Senior Loan Fund, Series 2015-38A, Dryden 43 Senior Loan Fund, Series 2016-43A, Dryden 49 Senior Loan Fund, 2017-49A, Magnetite XIX, Limited, Sound Point CLO XX, Ltd., VOYA CLO 2016-2, LTD., and VOYA CLO 2015-2, LTD., which are all domiciled in the Cayman Islands. All foreign investments were denominated in US Dollars.
(2)Unless otherwise indicated, all securities are valued using significant unobservable inputs, which are categorized as Level 3 assets under the definition of ASC 820 fair value hierarchy.
(3)Percentage is based on net assets of $591,062,721 as of December 31, 2019.
(4)The interest rate on these loans is subject to a base rate plus 3 Month "3M" LIBOR, which at December 31, 2019 was 1.91%. The interest rate is subject to a minimum LIBOR floor.
(5)An affiliated fund that is managed by an affiliate of SIC Advisors LLC also holds an investment in this security.
(6)The investment has an unfunded commitment as of December 31, 2019. For further details see Note 11. Fair value includes an analysis of the unfunded commitment.
(7)The interest rate on these loans is subject to a base rate plus 1 Month "1M" LIBOR, which at December 31, 2019 was 1.76%. The interest rate is subject to a minimum LIBOR floor.
(8)Securities are exempt from registration under Rule 144A of the Securities Act of 1933. These securities represent a fair value of $66,981,461 or 11.3% of net assets as of December 31, 2019 and are considered restricted securities.
(9)The investment is not a qualifying asset under Section 55 of the Investment Company Act of 1940 (the "1940 Act"). Non-qualifying assets represent 27.9% of the Company's portfolio at fair value.
(10)This investment is in the equity class of a collateralized loan obligation ("CLO"). The CLO equity investments are entitled to recurring distributions which are generally equal to the excess cash flow generated from the underlying investments after payment of the contractual payments to debt holders and fund expenses. The current estimated yield is based on the current projections of this excess cash flow taking into account assumptions that have been made regarding expected prepayments, losses and future reinvestment rates. These assumptions are periodically reviewed and adjusted. Ultimately, the actual yield may be higher or lower than the estimated yield if actual results differ from those used for the assumptions.
(11)Security is non-income producing.
(12)Represents securities in Level 1 in the ASC 820 table (see Note 4).
(13)The investment was on non-accrual status as of December 31, 2019.
(14)Affiliate Investments are defined by the 1940 Act as investments in companies in which the Company owns at least 5% but no more than 25% of the voting securities or we are under common control with such portfolio company. Control Investments are defined by the 1940 Act as investments in companies in which the Company owns more than 25% of the voting securities or maintains greater than 50% of the board representation.
(15)As a practical expedient, the Company uses NAV to determine the fair value of this investment.

See accompanying notes to consolidated financial statements.

SIERRA INCOME CORPORATION
Notes to Consolidated Financial Statements
June 30, 2020
(unaudited)
Note 1. Organization
Sierra Income Corporation (the “Company”) was incorporated under the general corporation laws of the State of Maryland on June 13, 2011 and formally commenced operations on April 17, 2012. The Company is an externally managed, non-diversified closed-end management investment company that has elected to be treated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the "1940 Act"). The Company is externally managed by SIC Advisors LLC (“SIC Advisors”), an investment adviser registered with the Securities and Exchange Commission (the “SEC”) under the Investment Advisers Act of 1940, as amended (the “Advisers Act”). SIC Advisors is a wholly owned subsidiary of Medley LLC, which is controlled by Medley Management Inc., a publicly traded asset management firm (NYSE: MDLY), which in turn is controlled by Medley Group LLC, an entity wholly-owned by the senior professionals of Medley LLC. The term “Medley” refers to the collective activities of Medley Capital LLC, Medley LLC, Medley Management Inc.("MDLY"), Medley Group LLC, SIC Advisors, associated investment funds and their respective affiliates. The Company has elected, and intends to qualify annually, to be treated for U.S. federal income tax purposes as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”). The Company’s fiscal year-end is December 31.

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

Termination of the Agreements and Plan of Mergers
On July 29, 2019, the Company entered into the Amended and Restated Agreement and Plan of Merger, dated as of July 29, 2019 (the “Amended MCC Merger Agreement”), by and between Medley Capital Corporation (“MCC”) and the Company, pursuant to which MCC would, on the terms and subject to the conditions set forth in the Amended MCC Merger Agreement, merge with and into the Company, with the Company as the surviving company in the merger (the “MCC Merger”). In addition, on July 29, 2019, the Company entered into the Amended and Restated Agreement and Plan of Merger, dated as of July 29, 2019 (the “Amended MDLY Merger Agreement”), by and among MDLY, the Company, and Sierra Management, Inc., a wholly owned subsidiary of the Company (“Merger Sub”), MDLY would, on the terms and subject to the conditions set forth in the Amended MDLY Merger Agreement, merge with and into Merger Sub, with Merger Sub as the surviving company in the merger (the “MDLY Merger” together with the MCC Merger, the “Proposed Mergers”).

Section 9.1(c) of the Amended MCC Merger Agreement and Section 9.1(c) of the Amended MDLY Merger Agreement each permits the Company and either MCC or MDLY, as applicable, to terminate the Amended MCC Merger Agreement and the Amended MDLY Merger Agreement, respectively, if the MCC Merger or the MDLY Merger, as applicable, has not been consummated on or before March 31, 2020 (the “Outside Date”). On May 1, 2020, the Company terminated both the Amended

MCC Merger Agreement and the Amended MDLY Merger Agreement effective as of May 1, 2020 as the Outside Date had passed and neither the MCC Merger or the MDLY Merger had been consummated. In determining to terminate the Amended MCC Merger Agreement and the Amended MDLY Merger Agreement, the Company considered a number of factors, including, among other factors, changes in the relative valuations of the Company, MCC, and MDLY, the changed circumstances and the unpredictable economic conditions resulting from the global health crisis caused by the coronavirus (COVID-19) pandemic, and the uncertainty regarding the parties’ ability to satisfy the conditions to closing in a timely manner. See Note 2 for more information.

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

Deferred Transaction Costs
Transaction costs, incurred in connection with the Proposed Mergers (see Note 1), were deferred until the closing or termination of the Proposed Mergers. On May 1, 2020, the Company terminated the Amended MCC Merger Agreement and the Amended MDLY Merger Agreement. As a result of the foregoing, the deferred transaction costs were recorded as a component of professional fees and general and administrative expenses on our Consolidated Statements of Operations.

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

The Company holds debt investments that contain a payment-in-kind (PIK) interest provision. PIK interest, which represents contractually deferred interest added to the investment balance that is generally due at maturity, is recorded on an accrual basis to the extent such amounts are expected to be collected. PIK interest is not accrued if the Company does not expect the issuer to be able to pay all principal and interest when due. For the three and six months ended June 30, 2020, the Company earned PIK interest of $588,472 and $1,240,280, respectively. For the three and six months ended June 30, 2019, the Company earned PIK interest of $1,228,921 and $2,320,079, respectively.

Investment transactions are accounted for on a trade-date basis. Realized gains or losses on investments are measured by the difference between the net proceeds from the disposition and the amortized cost basis of investment, without regard to unrealized gains or losses previously recognized. For the three and six months ended June 30, 2020 the Company did not recognize any realized gains or losses on investments related to non-cash restructuring transactions. For the three and six months ended June 30, 2019, the Company recognized realized losses on investments of $6,991,921 and $12,371,727, respectively, related to certain non-cash restructuring transactions, which are recorded on the Consolidated Statements of Operations as a component of net realized gain/(loss) from non-controlled/non-affiliated investments and/or net realized gain/(loss) from controlled/affiliated investments. The Company reports changes in fair value of investments that are measured at fair value as a component of the net change in unrealized appreciation/(depreciation) on investments in the Consolidated Statements of Operations. For total return swap transactions (see Note 5), periodic payments were received or made at the end of each settlement period, but prior to settlement were recorded as realized gains or losses on total return swap in the Consolidated Statements of Operations.

Management reviews all loans that become 90 days or more past due on principal and interest or when there is reasonable doubt that principal or interest will be collected for possible placement on management's designation of non-accrual status. Accrued interest is generally reserved when a loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment regarding collectability. Loans on non-accrual status are restored to accrual status when past due principal and interest is paid and, in management’s judgment, are likely to remain current, although the Company may make exceptions to this general rule if the loan has sufficient collateral value and is in the process of collection. As of June 30, 2020, certain investments in sixteen portfolio companies were on non-accrual status with a combined cost of $135,486,131, or 17.1% of the cost of the Company's portfolio, and a combined fair value of $32,257,556, or 5.5% of the fair value of the Company's portfolio. As of June 30, 2020, certain investments in one portfolio company was on partial non-accrual status with a cost of $793,067, or 0.1% of the cost of the Company's portfolio, and a fair value of $634,384, or 0.1% of the fair value of the Company's portfolio. As of December 31, 2019, ten portfolio companies were on non-accrual status with a combined cost of $92,443,091, or 11.6% of the cost of the Company's portfolio, and a combined fair value of $17,447,291, or 2.6% of the fair value of the Company's portfolio.

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

The methodologies utilized by the Company in estimating the fair value of its investments categorized as Level 3 generally fall into the following two categories:

•The “Market Approach” uses prices and other relevant information generated by market transactions involving identical or comparable assets, liabilities, or a group of assets and liabilities, such as a business.
•The “Income Approach” converts future amounts (for example, cash flows or income and expenses) to a single current (that is, discounted) amount. When the Income Approach is used, the fair value measurement reflects current market expectations about those future amounts.

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

The methodologies and information that the Company utilizes when applying the Market Approach for performing investments includes, among other things:

•valuations of comparable public companies (“Guideline Comparable Approach”);

•recent sales of private and public comparable companies (“Guideline Comparable Approach”);
•recent acquisition prices of the company, debt securities or equity securities (“Recent Arms-length Transaction”);
•external valuations of the portfolio company, offers from third parties to buy the company (“Estimated Sales Proceeds Approach”);
•subsequent sales made by the company of its investments (“Expected Sales Proceeds Approach”); and
•estimating the value to potential buyers.

The methodologies and information that the Company utilizes when applying the Income Approach for performing investments includes:

•discounting the forecasted cash flows of the portfolio company or securities (“Discounted Cash Flow” or “DCF” Approach); and
•Black-Scholes model or simulation models or a combination thereof (Income Approach – Option Model) with respect to the valuation of warrants.

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

The Company undertakes a multi-step valuation process each quarter when valuing investments for which market quotations are not readily available, as described below:

•the quarterly valuation process begins with each portfolio investment being initially valued by the Company's valuation professionals;
•preliminary valuation conclusions are then documented and discussed with senior management; and
•an independent valuation firm engaged by the Company’s board of directors prepares an independent valuation report for approximately one-third of the portfolio investments each quarter on a rotating quarterly basis on non-fiscal year-end quarters, such that each of these investments will be valued by an independent valuation firm at least twice per annum when combined with the fiscal year-end review of all the investments by independent valuation firms.

In addition, all of the Company’s investments are subject to the following valuation process:
•management reviews preliminary valuations and its own independent assessment;
•the independent audit committee of the Company’s board of directors reviews the preliminary valuations of senior management and independent valuation firms; and
•the Company’s board of directors discusses valuations and determines the fair value of each investment in the Company’s portfolio in good faith based on the input of SIC Advisors, the respective independent valuation firms and the audit committee.

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

The Taxable Subsidiaries accrue income taxes payable based on the applicable corporate rates on the unrealized gains generated by the investments held by the Taxable Subsidiaries. As of June 30, 2020 and December 31, 2019, the Company recorded a deferred tax liability of $293,783 and $240,935, respectively, on the Consolidated Statements of Assets and Liabilities. The change in deferred tax liabilities is included as a component of net realized and unrealized gain/(loss) on investments on the Consolidated Statements of Operations.

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

The Company accounts for income taxes in conformity with ASC Topic 740 - Income Taxes (“ASC 740”). ASC 740 provides guidelines for how uncertain tax positions should be recognized, measured, presented and disclosed in financial statements. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions deemed to meet the “more-likely-than-not” threshold would be recorded as a tax benefit or expense in the current period. The Company recognizes interest and penalties, if any, related to unrecognized tax benefits as income tax expense in the Consolidated Statements of Operations. There were no interest or penalties due to material uncertain income tax positions at June 30, 2020 and 2019.

As of June 30, 2020, for U.S. federal income tax purposes, the aggregate gross unrealized appreciation and the aggregate gross unrealized depreciation are $15,670,739 and $223,700,244, respectively. As of June 30, 2020, net unrealized depreciation is $208,029,505 based on a tax basis cost of $790,490,752.

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

In March 2020, the FASB issued ASU 2020-04, "Reference rate reform (Topic 848)—Facilitation of the effects of reference rate reform on financial reporting." The amendments in this update provide optional expedients and exceptions for applying U.S. GAAP to certain contracts and hedging relationships that reference LIBOR or another reference rate expected to be discontinued due to reference rate reform and became effective upon issuance for all entities. The Company has agreements that have LIBOR as a reference rate with certain portfolio companies and also with certain lenders. Many of these agreements include language for choosing an alternative successor rate if LIBOR reference is no longer considered to be appropriate. Contract modifications are required to be evaluated in determining whether the modifications result in the establishment of new contracts or the continuation of existing contracts. The standard is effective as of March 12, 2020 through December 31, 2022 and the Company plans to apply the amendments in this update to account for contract modifications due to changes in reference rates. The Company does not believe that it will have a material impact on its consolidated financial statements and disclosures.

In May 2020, the SEC adopted rule amendments that will impact the requirement of investment companies, including BDCs, to disclose the financial statements of certain of their portfolio companies or certain acquired funds (the “Final Rules”). The Final Rules adopted a new definition of “significant subsidiary” set forth in Rule 1-02(w)(2) of Regulation S-X under the Securities Act. Rules 3-09 and 4-08(g) of Regulation S-X require investment companies to include separate financial statements or summary financial information, respectively, in such investment company’s periodic reports for any portfolio company that meets the definition of “significant subsidiary.” The Final Rules adopt a new definition of “significant subsidiary” applicable only to investment companies that (i) modifies the investment test and the income test, and (ii) eliminates the asset test currently in the definition of “significant subsidiary” in Rule 1-02(w) of Regulation S-X. The new Rule 1-02(w)(2) of Regulation S-X is intended to more accurately capture those portfolio companies that are more likely to materially impact the financial condition of an investment company. The Final Rules will be effective on January 1, 2021, but voluntary compliance is permitted in advance of the effective date. The Company has evaluated the impact of the Final Rule and has determined its impact not to be material, and as such, has adopted it for the quarter ended June 30, 2020.

Note 3. Investments
The following table shows the amortized cost and the fair value of the Company’s portfolio investments as of June 30, 2020:

	Amortized Cost	Percentage	Fair Value	Percentage
Senior secured first lien term loans	$395,916,583	49.9%	$307,649,455	52.8%
Senior secured second lien term loans	143,849,748	18.1	95,053,548	16.3
Senior secured first lien notes	7,972,000	1.0	7,654,714	1.3
Subordinated notes	67,474,600	8.5	42,316,531	7.3
Sierra Senior Loan Strategy JV I LLC	105,675,000	13.4	63,806,881	11.0
Equity/warrants	72,499,849	9.1	65,980,118	11.3
Total	$793,387,780	100.0%	$582,461,247	100.0%

The following table shows the amortized cost and the fair value of the Company’s portfolio investments as of December 31, 2019:

	Amortized Cost	Percentage	Fair Value	Percentage
Senior secured first lien term loans	$382,580,269	48.0%	$328,816,197	48.7%
Senior secured second lien term loans	157,794,323	19.8	122,817,885	18.2
Senior secured first lien notes	15,217,625	1.9	14,354,825	2.1
Subordinated notes	70,422,851	8.8	63,021,420	9.3
Sierra Senior Loan Strategy JV I LLC	92,050,000	11.5	68,434,389	10.1
Equity/warrants	79,968,093	10.0	78,179,214	11.6
Total	$798,033,161	100.0%	$675,623,930	100.0%

The following table shows the composition of the Company’s portfolio investments by industry classification at amortized cost and fair value as of June 30, 2020:

Industry Classification	Amortized Cost	Percentage	Fair Value	Percentage
Multi-Sector Holdings	$171,988,609	21.7%	$105,626,154	18.1%
High Tech Industries	86,938,150	11.0	78,546,456	13.5
Services: Business	140,035,921	17.7	72,286,674	12.4
Healthcare & Pharmaceuticals	62,707,562	7.9	56,594,958	9.7
Banking, Finance, Insurance & Real Estate	34,966,624	4.4	42,798,228	7.3
Construction & Building	40,378,710	5.1	35,189,605	6.0
Aerospace & Defense	33,562,505	4.2	30,456,941	5.2
Wholesale	28,291,517	3.6	26,435,136	4.5
Consumer Goods: Durable	23,390,000	2.9	24,975,297	4.3
Automotive	19,126,680	2.4	16,770,695	2.9
Hotel, Gaming & Leisure	22,981,790	2.9	16,680,301	2.9
Containers, Packaging & Glass	15,901,267	2.0	15,081,479	2.6
Transportation: Cargo	12,309,941	1.6	12,059,383	2.1
Chemicals, Plastics & Rubber	10,059,622	1.3	7,987,166	1.4
Forest Products & Paper	6,445,868	0.8	7,394,019	1.3
Media: Diversified & Production	15,614,619	2.0	6,752,122	1.2
Environmental Industries	5,065,254	0.6	6,677,201	1.1
Transportation: Consumer	7,141,553	0.9	6,298,518	1.1
Consumer Goods: Non-durable	4,887,500	0.6	4,559,548	0.8
Metals & Mining	3,435,337	0.4	3,435,380	0.6
Energy: Oil & Gas	21,220,267	2.7	2,905,858	0.5
Media: Broadcasting & Subscription	10,408,142	1.3	1,332,790	0.2
Retail	8,221,358	1.0	1,008,738	0.2
Media: Advertising, Printing & Publishing	8,308,984	1.0	608,600	0.1
Total	$793,387,780	100.0%	$582,461,247	100.0%

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

The following table shows the composition of the Company’s portfolio investments by geography classification at fair value as of June 30, 2020 and December 31, 2019:

	June 30, 2020		December 31, 2019
Geography	Fair Value	Percentage	Fair Value	Percentage
United States	$540,641,974	92.8%	$613,779,669	90.8%
Cayman Islands	41,819,273	7.2	61,844,261	9.2
Total	$582,461,247	100.0%	$675,623,930	100.0%

Transactions with Controlled/Affiliated Companies

During the six months ended June 30, 2020 and 2019, the Company had investments in portfolio companies designated as controlled/affiliated investments under the 1940 Act. Transactions with controlled/affiliated investments were as follows:

Name of Investment(3)	Type of Investment	Fair Value at December 31, 2019	Purchases/ (Sales) of Investments	Transfers In/(Out) of Investments	Net change in unrealized appreciation/ (depreciation)	Realized Gain/(Loss)	Fair Value at June 30, 2020	Income Earned
1888 Industrial Services, LLC	Revolving Credit Facility	$1,183,094	$41,570	$—	$—	$—	$1,224,664	$41,341
	Senior Secured First Lien Term Loan	3,315,574	—	—	(3,315,574)	—	—	—
	Senior Secured First Lien Term Loan	2,113,617	—	—	(2,113,617)	—	—	—
	Senior Secured First Lien Term Loan	416,940	—	—	(8,573)	—	408,367	—
	Senior Secured First Lien Term Loan	79,986	2,731	—	—	—	82,717	2,731
	Senior Secured First Lien Term Loan	288,300	9,844	—	—	—	298,144	9,892
	Membership Units	—	—	—	—	—	—	—
Access Media Holdings, LLC	Senior Secured First Lien Term Loan	2,251,418	—	—	(830,428)	—	1,420,990	—
	Common Stock	—	—	—	—	—	—	—
	Preferred Equity	—	—	—	—	—	—	—
	Preferred Equity	—	—	—	—	—	—	—
	Preferred Equity	(88,200)	—	—	—	—	(88,200)	—
Caddo Investors Holdings 1 LLC	Equity	5,765,253	4,882	—	284,165	—	6,054,300	—
Charming Charlie LLC	Senior Secured First Lien Term Loan	—	—	—	—	—	—	—
	Senior Secured First Lien Term Loan	—	—	—	—	—	—	—
	Senior Secured First Lien Term Loan	112,981	(12,125)	—	(29,575)	—	71,281	6,437
	Senior Secured First Lien Term Loan	628,025	(67,400)	—	(164,400)	—	396,225	35,782
	Common Stock	—	—	—	—	—	—	—
Dynamic Energy Services International LLC	Revolving Credit Facility	—	—	—	—	—	—	—
	Senior Secured First Lien Term Loan	692,431	—	—	(232,479)	—	459,952	—
	Equity	—	—	—	—	—	—	—
Kemmerer Operations, LLC	Senior Secured First Lien Term Loan	461,035	35,625	—	—	—	496,660	35,640
	Senior Secured First Lien Delayed Draw Term Loan	1,834,227	141,733	—	—	—	1,975,960	141,792
	Equity	962,760	—	—	—	—	962,760	—
MCM 500 East Pratt Holdings, LLC	Equity	7,350,000	—	—	—	—	7,350,000	94,677
MCM Capital Office Park Holdings LLC	Equity	11,775,000	—	—	2,850,000	—	14,625,000	279,480
Sierra Senior Loan Strategy JV I LLC(2)	Equity	68,434,389	13,625,000	—	(18,252,508)	—	63,806,881	1,400,000
TwentyEighty, Inc.	Common Units	644,597	(232,392)	—	(255,341)	232,392	389,256	—
Total		$108,221,427	$13,549,468	$—	$(22,068,330)	$232,392	$99,934,957	$2,047,772

Name of Investment(3)	Type of Investment	Fair Value at December 31, 2018	Purchases/ (Sales) of Investments	Transfers In/(Out) of Investments	Net change in unrealized appreciation/ (depreciation)	Realized Gain/(Loss)	Fair Value at June 30, 2019	Income Earned
1888 Industrial Services, LLC	Revolving Credit Facility	$943,344	$251,559	$—	$—	$—	$1,194,903	$41,090
	Senior Secured First Lien Term Loan	3,144,481	—	—	—	—	3,144,481	121,706
	Senior Secured First Lien Term Loan	6,005,623	1,695	—	(2,099,443)	—	3,907,875	—
	Senior Secured First Lien Term Loan	—	401,814	—	—	—	401,814	248
	Membership Units	—	—	—	—	—	—	—
Access Media Holdings, LLC	Senior Secured First Lien Term Loan	5,141,747	35,935	—	(362,031)	—	4,815,651	—
	Common Stock	—	—	—	—	—	—	—
	Preferred Equity	—	—	—	—	—	—	—
	Preferred Equity	—	—	—	—	—	—	—
	Preferred Equity	(88,200)	—	—	—	—	(88,200)	—
Caddo Investors Holdings 1 LLC	Equity	5,186,935	—	—	258,202	—	5,445,137	—
Capstone Nutrition, Inc.	Senior Secured First Lien Term Loan	9,524,176			(4,515,044)	—	5,009,132	—
	Senior Secured First Lien Delayed Draw Term Loan	4,282,981	—	—	(4,282,981)	—	—	—
	Senior Secured First Lien Incremental Delayed Draw Term Loan	1,745,510	1,162,092	—	—	—	2,907,602	267,373
	Common Stock	—	—	—	—	—	—	—
	Common Stock	—	—	—	—	—	—	—
	Common Stock	—	—	—	—	—	—	—
Charming Charlie LLC	Senior Secured First Lien Term Loan	3,121,470	—	—	(3,121,470)	—	—	—
	Senior Secured First Lien Term Loan	1,515,547	102,381	—	(1,617,928)	—	—	—
	Senior Secured First Lien Term Loan	182,617	—	—	(182,617)	—	—	18,363
	Senior Secured First Lien Term Loan	—	—	—	—	—	—	12,274
	Common Stock	—	—	—	—	—	—	—
Dynamic Energy Services International LLC	Revolving Credit Facility	—	690,428	246,677			937,105	42,479
	Senior Secured First Lien Term Loan	—	—	9,828,831	(3,809,572)	(5,379,805)	639,454	—
	Equity	—	—	—	—	—	—	—

Name of Investment(3)	Type of Investment	Fair Value at December 31, 2018	Purchases/ (Sales) of Investments	Transfers In/(Out) of Investments	Net change in unrealized appreciation/ (depreciation)	Realized Gain/(Loss)	Fair Value at June 30, 2019	Income Earned
Kemmerer Operations, LLC	Senior Secured First Lien Term Loan	—	1,694,915	—	—	—	1,694,915	7,062
	Senior Secured First Lien Delayed Draw Term Loan	—	677,966	—	—	—	677,966	—
	Equity	—	962,717	—	—	—	962,717	—
MCM 500 East Pratt Holdings, LLC	Equity	5,000,000	—	—	—	—	5,000,000	183,627
MCM Capital Office Park Holdings LLC	Equity	12,499,125	—	—	(1,661,625)	—	10,837,500	141,234
Medley Chiller Holdings LLC	Equity	9,098,157	(23,360,420)	—	(470,657)	14,732,920	—	557,697
Nomida LLC(1)	Equity	989,820	(771,420)	—	1,299,940	(1,518,340)	—	—
Sierra Senior Loan Strategy JV I LLC(2)	Equity	82,515,860	—	—	(5,960,185)	—	76,555,675	4,200,000
TwentyEighty, Inc.	Senior Secured First Lien Term Loan	6,975,035	139,415	—	(69,721)	—	7,044,729	283,208
	Senior Secured First Lien Term Loan	6,497,461	404,802	—	79,231	—	6,981,494	306,079
	Senior Secured First Lien Term Loan	319,870	(118,076)	—	2,390	513	204,697	15,525
	Senior Secured First Lien Term Loan	—	—	—	—	—	—	—
	Equity	404,943	—	—	3,059,439	—	3,464,382	—
Total		$165,006,502	$(17,724,197)	$10,075,508	$(23,454,072)	$7,835,288	$141,739,029	$6,197,965

(1)Nomida, LLC ("Nomida") was a non-public real estate investment formed by the Company to purchase and develop a residential property. The Company was the sole equity shareholder of Nomida and provided 100% of the debt financing to the entity. The Company was Nomida’s sole member responsible for Nomida’s daily operations. In addition, the Chief Financial Officer and Secretary of the Company also served as President of Nomida. The assets of Nomida were comprised of a residential development property in the city of Chicago, IL and the proceeds of the loan from the Company; the liabilities of Nomida consisted of the loan payable to the Company. As of June 30, 2019, the investment was realized .
(2)The Company and Great American Life Insurance Company ("GALIC") are the members of Sierra Senior Loan Strategy JV I LLC ("Sierra JV"), a joint venture formed as a Delaware limited liability company that is not consolidated by either member for financial reporting purposes. The members of Sierra JV make capital contributions as investments by Sierra JV are completed, and all portfolio and other material decisions regarding Sierra JV must be submitted to Sierra JV’s board of managers, which is comprised of an equal number of members appointed by each of the Company and GALIC. Approval of Sierra JV’s board of managers requires the unanimous approval of a quorum of the board of managers, with a quorum consisting of equal representation of members appointed by each of the Company and GALIC. Because management of Sierra JV is shared equally between the Company and GALIC, the Company does not have operational control over the Sierra JV for purposes of the 1940 Act or otherwise.
(3)The par amount and additional detail are shown in the consolidated schedule of investments

Purchases/(sales) of investments in controlled/affiliated investments are included in the purchases and sales presented on the Consolidated Statements of Cash Flows for the six months ended June 30, 2020 and 2019. Transfers in/(out) of controlled/affiliated represents the fair value for the month an investment became or was removed as a controlled/affiliates investment. Income received from controlled/affiliated investments is included in total investment income on the Consolidated Statements of Operations for the six months ended June 30, 2020 and 2019.

In connection with certain of the Company’s investments, the Company receives warrants that are obtained for the objective of increasing the total investment returns and are not held for hedging purposes. As of June 30, 2020 and December 31, 2019, the total fair value of warrants were $0 and $21,469, respectively, and were included in investments at fair value on the Consolidated Statements of Assets and Liabilities. Total realized and change in unrealized gains (losses) related to warrants for the three and six months ended June 30, 2020 were $0 and $(21,469). There were no realized and change in unrealized gains (losses) related to warrants for the three and six months ended June 30, 2019. The Company receives warrants in connection with individual investments and are not subject to master netting arrangements.

As of June 30, 2020, the Company held loans it has made directly to 65 investee companies with aggregate principal amounts of $671.2 million. As of December 31, 2019, the Company held loans it has made directly to 62 investee companies with aggregate principal amounts of $643.5 million. During the three and six months ended June 30, 2020, the Company made 19 and 31 loans to investee companies, respectively, with aggregate principal amounts of $33.2 million and $68.3 million, respectively. During the three and six months ended June 30, 2019, the Company made 26 and 54 loans to investee companies, respectively, with aggregate principal amounts of $67.0 million and $121.6 million, respectively. The details of the Company’s loans have been disclosed on the consolidated schedule of investments as well as in Note 4.

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

As of June 30, 2020 Sierra JV had total capital commitments of $120.2 million, with the Company providing $105.7 million and GALIC providing $14.5 million. As of December 31, 2019 Sierra JV had total capital commitments of $116.0 million, with the Company providing $101.5 million and GALIC providing $14.5 million. As of June 30, 2020 approximately $119.5 million was funded relating to these commitments of which $105.7 million was from the Company. As of December 31, 2019 approximately $105.2 million was funded relating to these commitments of which $92.1 million was from the Company. The Company does not have the right to withdraw any of their respective capital commitment, unless in connection with a transfer of its membership interests. The Company may transfer full membership interests as long as it is approved by all members and transferred in a transaction exempt from the registration requirements of the Securities Act of 1933, as amended, or applicable state securities laws.

At June 30, 2020 and December 31, 2019, Sierra JV had a $250 million senior secured revolving credit facility (the "JV Facility") with Deutsche Bank, AG, New York Branch ("DB"). On March 29, 2019, Sierra JV amended the Credit Facility and extended the reinvestment period. On March 29, 2019, the JV Facility reinvestment period was extended from March 30, 2019 to June 28, 2019. On June 28, 2019, the JV Facility reinvestment period was further extended from June 28, 2019 to October 28, 2019. On October 28, 2019, the JV Facility reinvestment period was further extended from October 28, 2019 to March 31, 2020 and the interest rate was modified from bearing an interest rate of LIBOR (with a 0.00% floor) + 2.50% per annum to LIBOR (with a 0.00% floor) + 2.75% per annum. On March 31, 2020, the JV Facility reinvestment period was further extended from March 31, 2020 to April 30, 2020. On April 30, 2020, the JV Facility reinvestment period was further extended from April 30, 2020 to July 31, 2020. Effective as of April 30, 2020, the maturity date was extended to July 31, 2023. On July 29, 2020, the JV Facility reinvestment period was further extended from July 31, 2020 to April 30, 2021 and the maturity date was extended to April 30, 2024. Additionally, the interest rate was modified from bearing an interest rate of LIBOR (with a 0.00% floor) + 2.75% per annum to LIBOR (with a 0.50% floor) + 3.25% per annum and the total commitment was reduced from $250 million to $175 million. The JV Facility is secured substantially by all of Sierra JV's assets, subject certain exclusions set forth in the JV Facility. As of June 30, 2020 and December 31, 2019, there was $122.3 million outstanding under the JV Facility.

The following table shows a summary of Sierra JV's portfolio as of June 30, 2020 and December 31, 2019:

	June 30, 2020	December 31, 2019
	(unaudited)
Senior secured loans(1)	$212,102,118	$255,853,296
Weighted average current interest rate on senior secured loans(2)	5.71%	6.86%
Number of borrowers in the Sierra JV	56	60
Investments at fair value	$182,413,261	$238,316,936
Largest loan to a single borrower(1)	$10,711,287	$10,826,856
Total of five largest loans to borrowers(1)	$39,443,892	$43,344,178

(1)At par value.
(2)Computed as the (a) annual stated interest rate on accruing senior secured loans, divided by (b) total senior secured loans at principal amount.

The following is a listing of the individual investments in Sierra JV's portfolio as of June 30, 2020 (unaudited):

Company	Industry	Type of Investment	Maturity	Par Amount	Cost	Fair Value(2)
4Over International, LLC	Media: Advertising, Printing & Publishing	Senior Secured First Lien Term Loan (LIBOR + 6.00%, 1.00% LIBOR Floor)(1)	6/7/2022	$10,711,287	$10,711,287	$10,120,024
Callaway Golf Company	Consumer Goods: Durable	Senior Secured First Lien Term Loan (LIBOR + 4.50%, 1.00% LIBOR Floor)(1)	1/4/2026	1,514,532	1,491,517	1,497,645
Cambrex Corporation	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loan (LIBOR + 5.00%, 1.00% LIBOR Floor)(1)	12/4/2026	2,982,506	2,927,646	2,881,996
Cardenas Markets LLC	Retail	Senior Secured First Lien Term Loan (LIBOR + 5.75%, 1.00% LIBOR Floor)(1)	11/29/2023	6,272,500	6,241,898	5,932,531
CHA Consulting, Inc.	Construction & Building	Senior Secured First Lien Term Loan (LIBOR + 4.50%, 1.00% LIBOR Floor)(1)	4/10/2025	1,343,816	1,339,241	1,272,594
CHA Consulting, Inc.	Construction & Building	Senior Secured First Lien Term Loan (LIBOR + 4.50%, 1.00% LIBOR Floor)(1)	4/10/2025	594,000	594,000	562,518
Covenant Surgical Partners, Inc.	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loan (LIBOR + 4.00%)(1)	7/1/2026	4,962,594	4,919,946	4,209,816
CT Technologies Intermediate Holdings, Inc.	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loan (LIBOR + 4.25%, 1.00% LIBOR Floor)(1)	12/1/2021	4,099,536	4,058,030	3,848,029
Directbuy Home Improvement, Inc.	Retail	Senior Secured First Lien Term Loan (LIBOR + 6.50%, 1.00% LIBOR Floor)(1)(3)	6/20/2022	274,413	274,413	41,162
Directbuy Home Improvement, Inc.	Retail	Common Stock - 201,591 shares		201,591	79,237	—
Envision Healthcare Corporation	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loan (LIBOR + 3.75%, 1.00% LIBOR Floor)(1)	10/10/2025	1,945,375	1,892,805	1,294,939
GC EOS Buyer, Inc.	Automotive	Senior Secured First Lien Term Loan (LIBOR + 4.50%, 1.00% LIBOR Floor)(1)	8/1/2025	3,418,987	3,379,502	2,912,635
GK Holdings, Inc.	Services: Business	Senior Secured First Lien Term Loan (LIBOR + 6.00%, 1.00% LIBOR Floor)(1)	1/20/2021	3,885,394	3,882,786	2,525,506
Glass Mountain Pipeline Holdings, LLC	Energy: Oil & Gas	Senior Secured First Lien Term Loan (LIBOR + 4.50%, 1.00% LIBOR Floor)(1)	12/23/2024	4,863,062	4,851,337	2,177,679
Golden West Packaging Group LLC	Forest Products & Paper	Senior Secured First Lien Term Loan (LIBOR + 5.75%, 1.00% LIBOR Floor)(1)	6/20/2023	4,080,982	4,080,982	3,867,955
High Ridge Brands Co.	Consumer Goods: Non-Durable	Senior Secured First Lien Term Loan (LIBOR + 7.00%, 1.00% LIBOR Floor)(1)(3)	6/30/2022	2,887,398	2,872,392	997,019
Highline Aftermarket Acquisitions, LLC	Automotive	Senior Secured First Lien Term Loan (LIBOR + 3.50%, 1.00% LIBOR Floor)(1)	4/26/2025	4,035,294	4,026,032	3,594,035
Infogroup, Inc.	Services: Business	Senior Secured First Lien Term Loan (LIBOR + 5.00%, 1.00% LIBOR Floor)(1)	4/3/2023	4,837,500	4,815,093	3,942,563
Intermediate LLC	High Tech Industries	Senior Secured First Lien Term Loan (LIBOR + 4.00%, 1.00% LIBOR Floor)(1)	7/1/2026	2,729,375	2,714,295	2,441,699
Isagenix International, LLC	Wholesale	Senior Secured First Lien Term Loan (LIBOR + 5.75%, 1.00% LIBOR Floor)(1)	6/16/2025	2,673,655	2,662,910	1,028,689
IXS Holdings, Inc.	Automotive	Senior Secured First Lien Term Loan (LIBOR + 5.00%, 1.00% LIBOR Floor)(1)	3/5/2027	2,992,311	2,963,679	2,800,653
Keystone Acquisition Corp.	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loan (LIBOR + 5.25%, 1.00% LIBOR Floor)(1)	5/1/2024	6,115,536	6,052,163	5,797,528
KNB Holdings Corporation	Consumer Goods: Durable	Senior Secured First Lien Term Loan (LIBOR + 5.50%, 1.00% LIBOR Floor)(1)	4/26/2024	4,775,218	4,722,976	2,142,879

Company	Industry	Type of Investment	Maturity	Par Amount	Cost	Fair Value(2)
Liasion Acquisition, LLC	High Tech Industries	Senior Secured First Lien Term Loan (LIBOR + 4.50%, 1.00% LIBOR Floor)(1)	12/20/2026	6,467,500	6,452,534	6,176,463
LifeMiles Ltd.	Services: Consumer	Senior Secured First Lien Term Loan (LIBOR + 5.50%, 1.00% LIBOR Floor)(1)	8/18/2022	4,380,308	4,370,103	3,345,461
Manna Pro Products, LLC	Consumer Goods: Non-Durable	Senior Secured First Lien Term Loan (LIBOR + 6.00%, 1.00% LIBOR Floor)(1)	12/8/2023	3,006,250	3,006,250	2,804,531
Manna Pro Products, LLC	Consumer Goods: Non-Durable	Senior Secured First Lien Term Loan (LIBOR + 6.00%, 1.00% LIBOR Floor)(1)	12/8/2023	610,500	610,500	569,535
NGS US Finco, LLC	Capital Equipment	Senior Secured First Lien Term Loan (LIBOR + 4.25%, 1.00% LIBOR Floor)(1)	10/1/2025	2,950,723	2,940,198	2,580,112
Northern Star Industries, Inc.	Capital Equipment	Senior Secured First Lien Term Loan (LIBOR + 4.75%, 1.00% LIBOR Floor)(1)	3/28/2025	4,154,375	4,140,233	3,491,752
Nuvei Technologies Corp.	Banking, Finance, Insurance & Real Estate	Senior Secured First Lien Term Loan (LIBOR + 5.00%, 1.00% LIBOR Floor)(1)	9/29/2025	2,509,089	2,500,433	2,413,493
Offen, Inc.	Transportation: Cargo	Senior Secured First Lien Term Loan (LIBOR + 5.00%)(1)	6/22/2026	3,635,841	3,604,693	3,423,909
Patriot Rail Company LLC	Transportation: Cargo	Senior Secured First Lien Term Loan (LIBOR + 5.25%, 1.00% LIBOR Floor)(1)	10/19/2026	1,745,625	1,714,145	1,649,616
Peraton Corp.	Aerospace and Defense	Senior Secured First Lien Term Loan (LIBOR + 5.25%, 1.00% LIBOR Floor)(1)	4/29/2024	3,380,303	3,371,023	3,223,119
PetroChoice Holdings, Inc.	Chemicals, Plastics and Rubber	Senior Secured First Lien Term Loan (LIBOR + 5.00%, 1.00% LIBOR Floor)(1)	8/19/2022	6,787,352	6,773,320	5,605,199
Phoenix Guarantor Inc.	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loan (LIBOR + 3.25%)(1)	3/5/2026	1,965,113	1,940,275	1,887,785
Plaskolite PPC Intermediate II LLC	Chemicals, Plastics and Rubber	Senior Secured First Lien Term Loan (LIBOR + 4.25%, 1.00% LIBOR Floor)(1)	12/15/2025	3,201,250	3,153,830	3,065,997
Port Townsend Holdings Company, Inc.	Forest Products & Paper	Senior Secured First Lien Term Loan (LIBOR + 4.75%, 1.00% LIBOR Floor)(1)	4/3/2024	2,953,281	2,934,612	2,693,688
PT Network, LLC	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loan (LIBOR + 5.50%, 1.00% LIBOR Floor, 2% PIK)(1)(4)	11/30/2023	4,473,500	4,265,463	4,026,150
PT Network, LLC	Healthcare & Pharmaceuticals	Class C Common Stock		1	—	—
PVHC Holding Corp	Containers, Packaging and Glass	Senior Secured First Lien Term Loan (LIBOR + 4.75%, 1.00% LIBOR Floor)(1)	8/5/2024	1,957,408	1,950,653	1,717,234
Quartz Holding Company	High Tech Industries	Senior Secured First Lien Term Loan (LIBOR + 4.00%, 1.00% LIBOR Floor)(1)	4/2/2026	953,879	953,292	906,185
RB Media, Inc.	Media: Diversified & Production	Senior Secured First Lien Term Loan (LIBOR + 4.25%, 1.00% LIBOR Floor)(1)	8/29/2025	5,971,031	5,929,566	5,750,998
Rough Country, LLC	Automotive	Senior Secured First Lien Term Loan (LIBOR + 3.50%, 1.00% LIBOR Floor)(1)	5/25/2023	2,698,652	2,691,649	2,503,810
Safe Fleet Holdings LLC	Automotive	Senior Secured First Lien Term Loan (LIBOR + 3.75%, 1.00% LIBOR Floor)(1)	2/3/2025	1,316,785	1,294,144	1,222,964
Salient CRGT Inc.	High Tech Industries	Senior Secured First Lien Term Loan (LIBOR + 6.50%, 1.00% LIBOR Floor)(1)	2/28/2022	4,284,226	4,255,460	3,839,738
Shift4 Payments, LLC	Banking, Finance, Insurance & Real Estate	Senior Secured First Lien Term Loan (LIBOR + 4.50%, 1.00% LIBOR Floor)(1)	11/29/2024	7,304,819	7,281,725	7,108,684
Sierra Enterprises, LLC	Beverage & Food	Senior Secured First Lien Term Loan (LIBOR + 4.00%, 1.00% LIBOR Floor)(1)	11/11/2024	3,889,153	3,881,266	3,691,195

Company	Industry	Type of Investment	Maturity	Par Amount	Cost	Fair Value(2)
Simplified Logistics, LLC	Services: Business	Senior Secured First Lien Term Loan (LIBOR + 6.50%, 1.00% LIBOR Floor)(1)	2/27/2022	3,456,250	3,391,209	3,320,419
Syniverse Holdings, Inc.	High Tech Industries	Senior Secured First Lien Term Loan (LIBOR + 5.00%, 1.00% LIBOR Floor)(1)	3/9/2023	2,912,702	2,896,942	2,082,873
T-Mobile USA, Inc.	Telecommunications	Senior Secured First Lien Term Loan (LIBOR + 3.00%)(1)	4/1/2027	4,000,000	3,940,957	3,940,800
The Imagine Group, LLC	Media: Advertising, Printing & Publishing	Senior Secured First Lien Term Loan (LIBOR + 4.75%, 1.00% LIBOR Floor)(1)	6/21/2022	900,673	896,600	200,535
The Octave Music Group, Inc.	Media: Diversified & Production	Senior Secured First Lien Term Loan (LIBOR + 5.25%, 1.00% LIBOR Floor)(1)	5/29/2025	5,948,276	5,892,464	5,056,034
ThoughtWorks, Inc.	High Tech Industries	Senior Secured First Lien Term Loan (LIBOR + 3.75%, 1.00% LIBOR Floor)(1)	10/11/2024	4,629,337	4,616,586	4,418,239
Tortoise Borrower LLC	Banking, Finance, Insurance & Real Estate	Senior Secured First Lien Term Loan (LIBOR + 3.50%, 1.00% LIBOR Floor)(1)	1/31/2025	2,419,312	2,411,365	2,056,416
Vero Parent, Inc.	High Tech Industries	Senior Secured First Lien Term Loan (LIBOR + 6.25%, 1.00% LIBOR Floor)(1)	8/16/2024	3,885,812	3,865,588	3,570,867
Wawona Delaware Holdings, LLC	Beverage & Food	Senior Secured First Lien Term Loan (LIBOR + 4.75%, 1.00% LIBOR Floor)(1)	9/11/2026	947,738	939,320	861,967
Wok Holdings Inc.	Retail	Senior Secured First Lien Term Loan (LIBOR + 6.50%, 1.00% LIBOR Floor)(1)	3/1/2026	6,566,875	6,521,091	4,289,154
Wrench Group LLC	Services: Consumer	Senior Secured First Lien Term Loan (LIBOR + 4.00%, 1.00% LIBOR Floor)(1)	4/30/2026	2,724,604	2,708,280	2,584,366
Wrench Group LLC	Services: Consumer	Senior Secured First Lien Term Loan (LIBOR + 4.00%, 1.00% LIBOR Floor)(1)	4/30/2026	225,654	218,379	218,379
Xebec Global Holdings, LLC	High Tech Industries	Senior Secured First Lien Term Loan (LIBOR + 5.25%, 1.00% LIBOR Floor)(1)	2/12/2024	8,073,559	8,073,559	7,732,855
Z Medica, LLC	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loan (LIBOR + 5.50%, 1.00% LIBOR Floor)(1)	9/29/2022	2,617,500	2,617,500	2,492,645
Total				$212,102,118	$210,559,374	$182,413,261

(1)Represents the weighted average annual current interest rate as of June 30, 2020. All interest rates are payable in cash, unless otherwise noted.
(2)Represents the fair value in accordance with ASC Topic 820. The determination of such fair value is not included in the Company’s board of directors’ valuation process described elsewhere herein.
(3)The investment was on non-accrual status as of June 30, 2020.
(4)Par amount includes accumulated paid-in-kind ("PIK") interest and is net of repayments.

The following is a listing of the individual investments in Sierra JV's portfolio as of December 31, 2019:

Company	Industry	Type of Investment	Maturity	Par Amount	Cost	Fair Value(1)
4Over International, LLC	Media: Advertising, Printing & Publishing	Senior Secured First Lien Term Loan (LIBOR + 6.00%, 1.00% LIBOR Floor)	6/7/2022	$10,826,856	$10,826,856	$10,648,215
Acrisure, LLC	Banking, Finance, Insurance & Real Estate	Senior Secured First Lien Term Loan (LIBOR + 4.25%, 1.00% LIBOR Floor)	11/22/2023	3,182,966	3,183,838	3,187,103
Brightspring Health Services	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loan (LIBOR + 4.50%)	3/5/2026	3,980,000	3,933,275	3,998,905
Callaway Golf Company	Consumer Goods: Durable	Senior Secured First Lien Term Loan (LIBOR + 4.50%, 1.00% LIBOR Floor)	1/4/2026	2,766,749	2,720,217	2,794,418
Cambrex Corporation	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loan (LIBOR + 5.00%, 1.00% LIBOR Floor)	12/4/2026	4,000,000	3,920,721	3,920,000

Company	Industry	Type of Investment	Maturity	Par Amount	Cost	Fair Value(1)
Cardenas Markets LLC	Retail	Senior Secured First Lien Term Loan (LIBOR + 5.75%, 1.00% LIBOR Floor)	11/29/2023	6,305,000	6,269,750	6,195,293
CHA Consulting, Inc.	Construction & Building	Senior Secured First Lien Term Loan (LIBOR + 4.50%, 1.00% LIBOR Floor)	4/10/2025	1,350,672	1,345,582	1,347,565
CHA Consulting, Inc.	Construction & Building	Senior Secured First Lien Term Loan (LIBOR + 4.50%, 1.00% LIBOR Floor)(2)	4/10/2025	597,000	597,000	595,627
Covenant Surgical Partners, Inc.	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loan (LIBOR + 4.00%)(2)	7/1/2026	4,987,500	4,941,073	4,942,594
CT Technologies Intermediate Holdings, Inc.	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loan (LIBOR + 4.25%, 1.00% LIBOR Floor)	12/1/2021	4,121,112	4,064,756	3,878,791
Directbuy Home Improvement, Inc.	Retail	Senior Secured First Lien Term Loan (LIBOR + 6.50%, 1.00% LIBOR Floor)(2)	6/20/2022	274,413	274,413	274,413
Directbuy Home Improvement, Inc.	Retail	Common Stock - 201,591 shares(3)		201,591	79,237	64,509
Envision Healthcare Corporation	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loan (LIBOR + 3.75%, 1.00% LIBOR Floor)	10/10/2025	1,955,250	1,896,560	1,666,264
GC EOS Buyer, Inc.	Automotive	Senior Secured First Lien Term Loan (LIBOR + 4.50%, 1.00% LIBOR Floor)	8/1/2025	3,436,387	3,392,804	3,340,511
GK Holdings, Inc.	Services: Business	Senior Secured First Lien Term Loan (LIBOR + 6.00%, 1.00% LIBOR Floor)	1/20/2021	3,905,952	3,900,993	3,241,940
Glass Mountain Pipeline Holdings, LLC	Energy: Oil & Gas	Senior Secured First Lien Term Loan (LIBOR + 4.50%, 1.00% LIBOR Floor)	12/23/2024	4,887,938	4,874,842	4,286,232
Golden West Packaging Group LLC	Forest Products & Paper	Senior Secured First Lien Term Loan (LIBOR + 5.75%, 1.00% LIBOR Floor)	6/20/2023	4,121,837	4,121,837	4,092,984
High Ridge (DIP Term Loan)	Consumer Goods: Non-Durable	Senior Secured First Lien Term Loan (LIBOR + 7.00%, 1.00% LIBOR Floor)(3)(4)	4/18/2020	143,852	139,187	143,852
High Ridge Brands Co.	Consumer Goods: Non-Durable	Senior Secured First Lien Term Loan (LIBOR + 7.00%, 1.00% LIBOR Floor)	6/30/2022	3,031,250	3,011,569	1,312,531
Highline Aftermarket Acquisitions, LLC	Automotive	Senior Secured First Lien Term Loan (LIBOR + 3.50%, 1.00% LIBOR Floor)	4/26/2025	4,055,882	4,045,615	3,660,434
Infogroup, Inc.	Services: Business	Senior Secured First Lien Term Loan (LIBOR + 5.00%, 1.00% LIBOR Floor)	4/3/2023	4,862,500	4,835,906	4,704,955
Intermediate LLC	High Tech Industries	Senior Secured First Lien Term Loan (LIBOR + 4.00%, 1.00% LIBOR Floor)	7/1/2026	2,743,125	2,726,710	2,729,409
Isagenix International, LLC	Wholesale	Senior Secured First Lien Term Loan (LIBOR + 5.75%, 1.00% LIBOR Floor)	6/16/2025	2,750,063	2,737,896	1,924,494
Jordan Health Products I, Inc.	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loan (LIBOR + 5.00%, 1.00% LIBOR Floor)	5/15/2025	5,168,658	5,107,272	3,721,434
Keystone Acquisition Corp.	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loan (LIBOR + 5.25%, 1.00% LIBOR Floor)	5/1/2024	6,146,978	6,075,006	5,993,304
KNB Holdings Corporation	Consumer Goods: Durable	Senior Secured First Lien Term Loan (LIBOR + 5.50%, 1.00% LIBOR Floor)	4/26/2024	4,839,315	4,779,469	3,629,970
Liasion Acquisition, LLC	High Tech Industries	Senior Secured First Lien Term Loan (LIBOR + 4.50%, 1.00% LIBOR Floor)	12/20/2026	6,500,000	6,483,801	6,483,750
LifeMiles Ltd.	Services: Consumer	Senior Secured First Lien Term Loan (LIBOR + 5.50%, 1.00% LIBOR Floor)	8/18/2022	4,684,602	4,671,137	4,614,801
Manna Pro Products, LLC	Consumer Goods: Non-Durable	Senior Secured First Lien Term Loan (LIBOR + 6.00%, 1.00% LIBOR Floor)(2)	12/8/2023	3,021,667	3,021,667	2,904,426
Manna Pro Products, LLC	Consumer Goods: Non-Durable	Senior Secured First Lien Term Loan (LIBOR + 6.00%, 1.00% LIBOR Floor)	12/8/2023	613,583	613,583	589,776

Company	Industry	Type of Investment	Maturity	Par Amount	Cost	Fair Value(1)
MediaOcean	Media: Advertising, Printing & Publishing	Senior Secured First Lien Term Loan (LIBOR + 4.00%, 1.00% LIBOR Floor)(2)	8/18/2025	1,750,000	1,745,688	1,745,625
NGS US Finco, LLC	Capital Equipment	Senior Secured First Lien Term Loan (LIBOR + 4.25%, 1.00% LIBOR Floor)	10/1/2025	2,970,000	2,958,188	2,968,218
Northern Star Industries, Inc.	Capital Equipment	Senior Secured First Lien Term Loan (LIBOR + 4.50%, 1.00% LIBOR Floor)(4)	3/28/2025	4,175,625	4,159,917	4,049,521
Nuvei Technologies Corp.	Banking, Finance, Insurance & Real Estate	Senior Secured First Lien Term Loan (LIBOR + 5.00%, 1.00% LIBOR Floor)	9/29/2025	975,269	975,269	980,145
Nuvei Technologies Corp.	Banking, Finance, Insurance & Real Estate	Senior Secured First Lien Term Loan (LIBOR + 5.00%, 1.00% LIBOR Floor)	9/29/2025	4,826,747	4,785,934	4,850,881
Nuvei Technologies Corp.	Banking, Finance, Insurance & Real Estate	Senior Secured First Lien Term Loan (LIBOR + 5.00%, 1.00% LIBOR Floor)	9/29/2025	707,074	707,074	710,609
Offen, Inc.	Transportation: Cargo	Senior Secured First Lien Term Loan (LIBOR + 5.00%)(2)	6/22/2026	3,654,204	3,620,287	3,654,204
Patriot Rail Company LLC	Transportation: Cargo	Senior Secured First Lien Term Loan (LIBOR + 5.25%, 1.00% LIBOR Floor)	10/19/2026	1,750,000	1,715,946	1,715,000
Peraton Corp.	Aerospace and Defense	Senior Secured First Lien Term Loan (LIBOR + 5.25%, 1.00% LIBOR Floor)	4/29/2024	3,397,727	3,387,186	3,380,739
PetroChoice Holdings, Inc.	Chemicals, Plastics and Rubber	Senior Secured First Lien Term Loan (LIBOR + 5.00%, 1.00% LIBOR Floor)	8/19/2022	6,822,978	6,807,103	6,473,642
Plaskolite PPC Intermediate II LLC	Chemicals, Plastics and Rubber	Senior Secured First Lien Term Loan (LIBOR + 4.25%, 1.00% LIBOR Floor)	12/15/2025	3,217,500	3,164,435	2,984,231
Port Townsend Holdings Company, Inc.	Forest Products & Paper	Senior Secured First Lien Term Loan (LIBOR + 4.75%, 1.00% LIBOR Floor)	4/3/2024	3,034,160	3,012,438	2,883,970
PT Network, LLC	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loan (LIBOR + 5.50%, 1.00% LIBOR Floor, 2% PIK)(4)	11/30/2023	4,439,284	4,198,393	4,150,286
PT Network, LLC	Healthcare & Pharmaceuticals	Class C Common Stock(3)		1	—	—
PVHC Holding Corp	Containers, Packaging and Glass	Senior Secured First Lien Term Loan (LIBOR + 4.75%, 1.00% LIBOR Floor)(2)	8/5/2024	1,967,369	1,959,755	1,816,508
Quartz Holding Company	High Tech Industries	Senior Secured First Lien Term Loan (LIBOR + 4.00%, 1.00% LIBOR Floor)	4/2/2026	6,466,253	6,444,757	6,433,922
RB Media, Inc.	Media: Diversified & Production	Senior Secured First Lien Term Loan (LIBOR + 4.50%, 1.00% LIBOR Floor)	8/29/2025	5,431,250	5,387,100	5,431,250
Rough Country, LLC	Automotive	Senior Secured First Lien Term Loan (LIBOR + 3.50%, 1.00% LIBOR Floor)	5/25/2023	4,698,652	4,684,364	4,651,666
Safe Fleet Holdings LLC	Automotive	Senior Secured First Lien Term Loan (LIBOR + 3.00%, 1.00% LIBOR Floor)	2/3/2025	3,414,188	3,407,774	3,254,233
Safe Fleet Holdings LLC	Automotive	Senior Secured First Lien Term Loan (LIBOR + 3.75%, 1.00% LIBOR Floor)	2/3/2025	1,332,506	1,291,776	1,271,344
Salient CRGT Inc.	High Tech Industries	Senior Secured First Lien Term Loan (LIBOR + 6.50%, 1.00% LIBOR Floor)	2/28/2022	4,377,976	4,339,781	3,983,958
SCS Holdings I Inc.	Wholesale	Senior Secured First Lien Term Loan (LIBOR + 4.25%, 1.00% LIBOR Floor)	7/1/2026	2,238,750	2,233,552	2,247,257
Shift4 Payments, LLC	Banking, Finance, Insurance & Real Estate	Senior Secured First Lien Term Loan (LIBOR + 4.50%, 1.00% LIBOR Floor)	11/29/2024	9,800,000	9,765,521	9,831,360
Sierra Enterprises, LLC	Beverage & Food	Senior Secured First Lien Term Loan (LIBOR + 4.00%, 1.00% LIBOR Floor)	11/11/2024	3,909,046	3,900,184	3,889,501

Company	Industry	Type of Investment	Maturity	Par Amount	Cost	Fair Value(1)
Simplified Logistics, LLC	Services: Business	Senior Secured First Lien Term Loan (LIBOR + 6.50%, 1.00% LIBOR Floor)	2/27/2022	3,473,750	3,401,169	3,473,750
SMB Shipping Logistics, LLC	Transportation: Cargo	Senior Secured First Lien Term Loan (LIBOR + 4.00%, 1.00% LIBOR Floor)	2/5/2024	1,462,048	1,451,196	1,451,521
Syniverse Holdings, Inc.	High Tech Industries	Senior Secured First Lien Term Loan (LIBOR + 5.00%, 1.00% LIBOR Floor)	3/9/2023	2,927,601	2,908,826	2,762,191
The Imagine Group, LLC	Media: Advertising, Printing & Publishing	Senior Secured First Lien Term Loan (LIBOR + 4.75%, 1.00% LIBOR Floor)	6/21/2022	7,780,000	7,740,720	2,650,646
The Octave Music Group, Inc.	Media: Diversified & Production	Senior Secured First Lien Term Loan (LIBOR + 4.75%, 1.00% LIBOR Floor)	5/28/2021	4,337,289	4,337,289	4,332,085
ThoughtWorks, Inc.	High Tech Industries	Senior Secured First Lien Term Loan (LIBOR + 4.00%, 1.00% LIBOR Floor)	10/11/2024	6,658,045	6,643,269	6,674,690
Tortoise Borrower LLC	Banking, Finance, Insurance & Real Estate	Senior Secured First Lien Term Loan (LIBOR + 3.50%, 1.00% LIBOR Floor)	1/31/2025	2,431,688	2,422,832	2,416,611
United Road Services, Inc.	Transportation: Cargo	Senior Secured First Lien Term Loan (LIBOR + 5.75%, 1.00% LIBOR Floor)	9/2/2024	3,729,999	3,717,259	3,468,899
Vero Parent, Inc.	High Tech Industries	Senior Secured First Lien Term Loan (LIBOR + 6.25%, 1.00% LIBOR Floor)	8/16/2024	3,905,587	3,882,806	3,739,600
Wawona Delaware Holdings, LLC	Beverage & Food	Senior Secured First Lien Term Loan (LIBOR + 4.75%, 1.00% LIBOR Floor)	9/11/2026	4,962,563	4,914,942	4,912,937
Wok Holdings Inc.	Retail	Senior Secured First Lien Term Loan (LIBOR + 6.50%, 1.00% LIBOR Floor)	3/1/2026	6,600,125	6,549,669	5,321,681
Wrench Group LLC	Services: Consumer	Senior Secured First Lien Term Loan (LIBOR + 4.25%, 1.00% LIBOR Floor)	4/30/2026	2,220,094	2,203,372	2,205,275
Xebec Global Holdings, LLC	High Tech Industries	Senior Secured First Lien Term Loan (LIBOR + 5.25%, 1.00% LIBOR Floor)	2/12/2024	8,114,342	8,114,342	8,094,056
Z Medica, LLC	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loan (LIBOR + 5.50%, 1.00% LIBOR Floor)	9/29/2022	2,632,500	2,632,500	2,566,424
Total				$256,054,888	$254,165,185	$238,316,936
(1) All securities are valued using significant unobservable inputs, which are categorized as Level 3 assets under the definition of ASC 820 fair value hierarchy.
(2) Includes an analysis of the value of any unfunded loan commitments.
(3) Security is non-income producing.
(4) The investment was on non-accrual status as of December 31, 2019.
(5) Par amount includes accumulated paid-in-kind ("PIK") interest and is net of repayments.

Below is certain summarized financial information for the Sierra JV as of June 30, 2020 and December 31, 2019 and for the three and six months ended June 30, 2020 and 2019.

	June 30, 2020	December 31, 2019
	(unaudited)
Selected Consolidated Statement of Assets and Liabilities Information:
Investments in loans at fair value (amortized cost of $210,559,374 and $254,165,185, respectively)	$182,413,261	$238,316,936
Cash and cash equivalents	11,415,505	44,019,523
Other assets	1,055,615	943,994
Total assets	$194,884,381	$283,280,453

Senior credit facility payable (net of deferred financing costs of $2,432,785 and $2,355,405, respectively)	122,270,160	202,544,595
Interest payable	651,593	852,009
Other liabilities	403,579	501,316
Total liabilities	123,325,332	203,897,920
Members’ capital	71,559,049	79,382,533
Total liabilities and members' capital	$194,884,381	$283,280,453

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Selected Consolidated Statement of Operations Information:
Total investment income	$3,681,476	$5,426,634	$8,134,188	$11,025,448
Total expenses	(2,547,948)	(3,218,553)	(5,558,944)	(6,412,699)
Net change in unrealized appreciation/(depreciation) of investments	15,919,611	539,007	(12,297,864)	(1,554,951)
Net realized gain/(loss) on investments	(10,758,378)	(4,836,350)	(10,750,864)	(4,772,156)
Net income/(loss)	$6,294,761	$(2,089,262)	$(20,473,484)	$(1,714,358)

In accordance with Rules 3-09 and 4-08(g) of Regulation S-X, the Company must determine if any of its portfolio companies, if any, is considered a “significant subsidiary.” Pursuant to the SEC’s recently adopted amendments to Rule 1-02(w) of Regulation S-X, in evaluating these portfolio companies, there are two tests utilized to determine if any a portfolio company is considered a significant subsidiary: the investment test and the income test. Rule 3-09 of Regulation S-X requires the Company to include separate audited financial statements of any unconsolidated majority-owned subsidiary (portfolio company in which the Company owns greater than 50% of the voting securities) in the Company's annual report on Form 10-K if any of the three tests exceed 20%. Rule 4-08(g) of Regulation S-X requires summarized financial information of any portfolio company in the Company's annual report on Form 10-K or the Company’s quarterly report on Form 10-Q, as applicable, if any of the conditions under the two tests are met pursuant to Rule 10-01(b)(1) of Regulation S-X.

After performing the income analysis for the six months ended June 30, 2020, excluding Sierra JV, the Company determined that no portfolio company would be deemed to be a significant subsidiary pursuant to Rule 10-01(b)(1) of Regulation S-X.

The Company also determined that the assets of Sierra JV generated more than 20% of the Company’s total income and its fair value exceeded 5% of the Company's total portfolio. Accordingly, the related summary financial information is presented in the “Sierra Senior Loan Strategy JV I LLC” heading above.

Note 4. Fair Value Measurements
The Company follows ASC 820 for measuring the fair value of portfolio investments. Fair value is the price that would be received in the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Where available, fair value is based on observable market prices or parameters, or derived from such prices or parameters. Where observable prices or inputs are not available, valuation models are applied. These valuation models involve some level of management estimation and judgment, the degree of which is dependent on the price transparency for the instruments or market and the instruments’ complexity. The Company’s fair value analysis includes an analysis of the value of any unfunded loan commitments. Financial investments recorded at fair value in the consolidated financial statements are categorized for disclosure purposes based upon the level of judgment associated with the inputs used to measure their value. The valuation hierarchical levels are based upon the transparency of the inputs to the valuation of the investment as of the measurement date. The three levels are defined as follows. Investments which are valued using NAV as a practical expedient are excluded from this hierarchy:

•Level 1 — Valuations based on quoted prices in active markets for identical assets or liabilities at the measurement date.
•Level 2 — Valuations based on inputs other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable at the measurement date. This category includes quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in non-active markets including actionable bids from third parties for privately held assets or liabilities, and observable inputs other than quoted prices such as yield curves and forward currency rates that are entered directly into valuation models to determine the value of derivatives or other assets or liabilities.
•Level 3 — Valuations based on inputs that are unobservable and where there is little, if any, market activity at the measurement date. The inputs for the determination of fair value may require significant management judgment or estimation and is based upon management’s assessment of the assumptions that market participants would use in pricing the assets or liabilities. These investments include debt and equity investments in private companies or assets valued using the Market or Income Approach and may involve pricing models whose inputs require significant judgment or estimation because of the absence of any meaningful current market data for identical or similar investments. The inputs in these valuations may include, but are not limited to, capitalization and discount rates, beta and Earnings Before Interest, Taxes, Depreciation and Amortization ("EBITDA") multiples. The information may also include pricing information or broker quotes which include a disclaimer that the broker would not be held to such a price in an actual transaction. The non-binding nature of consensus pricing and/or quotes accompanied by disclaimer would result in classification as Level 3 information, assuming no additional corroborating evidence.

In addition to using the above inputs in investment valuations, the Company employs the valuation policy approved by the board of directors that is consistent with ASC 820 (see Note 2). Consistent with the Company’s valuation policy, the Company evaluates the source of inputs, including any markets in which the Company’s investments are trading, in determining fair value.

The following table presents the fair value measurements of the Company’s total investments, by major class according to the fair value hierarchy, as of June 30, 2020:

Type of Investment (1)	Level 1	Level 2	Level 3	Total
Asset
Senior secured first lien term loans	$—	$—	$312,135,899	$312,135,899
Senior secured first lien notes	—	—	7,654,714	7,654,714
Senior secured second lien term loans	—	—	90,567,104	90,567,104
Subordinated notes	—	—	42,316,531	42,316,531
Equity/warrants	25,743,491	—	34,182,327	59,925,818
Total	$25,743,491	$—	$486,856,575	$512,600,066
Investments measured at net asset value				$69,861,181
Total Investments, at fair value				$582,461,247

(1)Certain investments that are measured at fair value using NAV have not been categorized in the fair value hierarchy. The fair value amounts presented in the table are intended to permit reconciliation of the fair value hierarchy to the amount presented in the Consolidated Statements of Assets and Liabilities.

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

(1)Certain investments that are measured at fair value using NAV have not been categorized in the fair value hierarchy. The fair value amounts presented in the table are intended to permit reconciliation of the fair value hierarchy to the amount presented in the Consolidated Statements of Assets and Liabilities.

The following table provides a reconciliation of the beginning and ending balances for total investments that use Level 3 inputs for the six months ended June 30, 2020:

	Senior Secured First Lien Term Loans	Senior Secured First Lien Notes	Senior Secured Second Lien Term Loans	Subordinated Notes	Equity/Warrants	Total
Balance, December 31, 2019	$328,816,197	$14,354,825	$122,817,885	$63,021,420	$38,521,450	$567,531,777
Purchases	40,242,750	—	2,509,139	—	110,283	42,862,172
Sales	(22,536,083)	(2,115,625)	(20,137,262)	(2,948,249)	(601,371)	(48,338,590)
Transfers in	—	—	—	—	—	—
Transfers out	—	—	—	—	—	—
Amortization of discount/(premium)	578,476	—	(410,364)	—	—	168,112
Paid-in-kind interest income	1,221,714	—	—	—	18,566	1,240,280
Net realized gains/(losses)	(1,588,561)	(5,130,000)	(488,073)	—	(822,525)	(8,029,159)
Net change in unrealized appreciation/(depreciation)	(34,598,594)	545,514	(13,724,221)	(17,756,640)	(3,044,076)	(68,578,017)
Balance, June 30, 2020	$312,135,899	$7,654,714	$90,567,104	$42,316,531	$34,182,327	$486,856,575
Change in net unrealized appreciation/ (depreciation) in investments held as of June 30, 2020	$(35,900,472)	$(317,286)	$(16,809,037)	$(17,756,640)	$(3,055,047)	$(73,838,482)

Transfers between levels of the fair value hierarchy are reported at the beginning of the reporting period in which they occur. During the six months ended June 30, 2020, the Company recorded no transfers from Level 3 to Level 2 and no transfers from Level 2 to Level 3. The Company recorded no other transfers between levels.

The following table provides a reconciliation of the beginning and ending balances for total investments that use Level 3 inputs for the six months ended June 30, 2019:

	Senior Secured First Lien Term Loans	Senior Secured First Lien Notes	Senior Secured Second Lien Term Loans	Subordinated Notes	Equity/Warrants	Total Return Swap	Total
Balance, December 31, 2018	$479,593,279	$30,752,993	$169,923,547	$66,187,857	$75,480,034	$(6,524,904)	$815,412,806
Purchases	68,000,324	—	9,125,119	7,377,980	878,844	—	85,382,267
Sales	(110,922,355)	(271,250)	(24,485,036)	(9,784,347)	(52,396,821)	—	(197,859,809)
Transfers in	—	—	—	—	—	—	—
Transfers out	—	—	—	—	—	—	—
Amortization of discount/(premium)	744,007	—	340,534	—	—	—	1,084,541
Paid-in-kind interest income	1,610,062	—	1,111,867	—	—	—	2,721,929
Net realized gains/(losses)	(27,130,599)	(1,728,750)	124,586	(1,981,643)	15,910,217	—	(14,806,189)
Net change in unrealized appreciation/(depreciation)	(10,007,770)	1,353,407	(6,240,458)	5,242,796	(1,435,031)	6,524,904	(4,562,152)
Balance, June 30, 2019	$401,886,948	$30,106,400	$149,900,159	$67,042,643	$38,437,243	$—	$687,373,393
Change in net unrealized appreciation/(depreciation) in investments held as of June 30, 2019	$(30,084,046)	$216,808	$(6,777,748)	$2,359,670	$2,600,264	$—	$(31,685,052)

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

The following table presents the quantitative information about Level 3 fair value measurements of the Company’s total investments, as of June 30, 2020:

Type of Investment	Fair Value	Valuation techniques	Unobservable input(1)	Range (weighted average)
Senior Secured First Lien Term Loans	$227,772,924	Income Approach (DCF)	Market Yield	5.67% - 84.19% (13.10%)
Senior Secured First Lien Term Loans	65,040,955	Market Approach (Guideline Comparable)/Income Approach (DCF)/ Enterprise Value Analysis	EBITDA Multiple Discount Rate Expected Proceeds	2.00x - 8.00x (5.42x) 16.90% - 18.90% (17.90%) $0.11 - $66.20 ($22.11)
Senior Secured First Lien Term Loans	19,322,020	Recent Arms-Length Transaction	Recent Arms-Length Transaction	N/A
Senior Secured First Lien Notes	7,654,714	Income Approach (DCF)	Market Yield	13.80% - 13.80% (13.80%)
Senior Secured Second Lien Term Loan	77,783,528	Income Approach (DCF)	Market Yield	7.98% - 22.00% (12.92%)
Senior Secured Second Lien Term Loans	10,783,576	Market Approach (Guideline Comparable)/Income Approach (DCF)	EBITDA Multiple Black-Scholes Option Model	4.00x - 7.00x (5.98x) 55.00% - 65.00% (60.00%)
Senior Secured Second Lien Term Loans	2,000,000	Recent Arms-Length Transaction	Recent Arms-Length Transaction	N/A
Subordinated Notes	497,258	Market Approach (Guideline Comparable)	EBITDA Multiple	3.00x - 5.00x (4.42x)
Subordinated Notes	41,819,273	Income Approach (DCF)	Discount Rate	12.10% - 42.50% (22.64%)
Equity	323,704	Recent Arms-Length Transaction	Recent Arms-Length Transaction	N/A
Equity	33,858,623	Market Approach (Guideline Comparable)/Income Approach (DCF)/Enterprise Value Analysis	Capitalization Rate Book Value Multiple Expected Proceeds	7.50% - 9.00% (8.33%) 0.75x - 1.00x (0.88x) $0.10 - $66.20 ($7.02)
Total	$486,856,575

(1)Represents the method used when the Company has determined that market participants would use such inputs when measuring the fair value of these investments.

The following table presents the quantitative information about Level 3 fair value measurements of the Company’s total investments, as of December 31, 2019:

Type of Investment	Fair Value	Valuation techniques	Unobservable input(1)	Range (weighted average)
Senior Secured First Lien Term Loans	$265,263,318	Income Approach (DCF)	Market Yield	6.11% - 19.47% (9.82%)
Senior Secured First Lien Term Loans	36,067,276	Market Approach (Guideline Comparable)/Income Approach (DCF)/ Enterprise Value Analysis	EBITDA Multiple Discount Rate Expected Proceeds	3.50x - 8.50x (6.28x) 17.75% - 19.50% (18.63%) $9.0M - $65.0M ($9.0M)
Senior Secured First Lien Term Loans	27,485,603	Recent Arms-Length Transaction	Recent Arms-Length Transaction	N/A
Senior Secured First Lien Notes	14,354,825	Income Approach (DCF)	Market Yield	10.94% - 65.06% (30.31%)
Senior Secured Second Lien Term Loan	112,179,645	Income Approach (DCF)	Market Yield	8.98% - 31.18% (11.67%)
Senior Secured Second Lien Term Loans	10,638,240	Market Approach (Guideline Comparable)/Income Approach (DCF)	EBITDA Multiple Expected Proceeds	4.50x - 123.75x (25.47x) $123.75 - $123.75 ($123.75)
Subordinated Notes	1,177,159	Market Approach (Guideline Comparable)/Income Approach (DCF) / Recent Arms-length transaction	EBITDA Multiple Discount Rate Recent Arms-length transaction	7.50x - 7.50x (7.50x) 13.00% - 13.00% (13.00%)
Subordinated Notes	61,844,261	Income Approach (DCF)	Discount Rate	9.40% - 23.00% (17.32%)
Equity	35,575,070	Market Approach (Guideline Comparable)/Income Approach (DCF)/Enterprise Value Analysis	Book Value Multiple EBITDA Multiple Capitalization Rate Discount Rate Expected Proceeds	$1.25x - $1.25 ($1.25) 3.50x - 10.00x (7.92x) 7.63% - 8.50% (8.16%) 9.90% - 21.25% (18.30%) $2.60M - $65.00M ($11.45M)
Equity	2,946,380	Recent Arms-Length Transaction	Recent Arms-Length Transaction	N/A
Total	$567,531,777

(1)Represents the method used when the Company has determined that market participants would use such inputs when measuring the fair value of these investments.

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

Note 5. Total Return Swap
On August 27, 2013, the Company, through its wholly-owned financing subsidiary, Arbor, entered into a Total Return Swap ("TRS") with Citibank, N.A. (“Citibank”) that is indexed to a basket of loans.

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

Pursuant to the terms of the TRS Agreement, as amended and subject to conditions customary for transactions of this nature, Arbor could select a portfolio of loans with a maximum market value (determined at the time each such loan becomes subject to the TRS) of $180 million, subject to the Fifth Amended Confirmation Agreement, which is also referred to as the maximum notional amount of the TRS. Arbor received from Citibank a periodic payment on set dates that was based upon any coupons, both earned and accrued, generated by the loans underlying the TRS, subject to limitations described in the TRS Agreement as well as any fees associated with the loans included in the portfolio. Arbor paid to Citibank interest at a rate equal to one-month LIBOR plus 1.60% per annum. In addition, upon the termination or repayment of any loan subject to the TRS, Arbor either received from Citibank the appreciation in the value of such loan, or paid to Citibank any depreciation in the value of such loan.

Arbor was required to pay a minimum usage fee in connection with the TRS of 1.60% on the amount equal to 85% of the average daily unused portion of the maximum amount permitted under the TRS. Such minimum usage fee did not apply during the first 365 days and last 60 days of the term of the TRS. Arbor also paid Citibank customary fees in connection with the establishment and maintenance of the TRS. During the three and six months ended June 30, 2019, Arbor paid no minimum usage fees.

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

In connection with the TRS, Arbor made customary representations and warranties and was required to comply with various covenants, reporting requirements and other customary requirements for similar transactions. In addition to customary events of default and termination events included in the form ISDA 2002 Master Agreement, the TRS Agreement contained the following termination events: (a) a failure to satisfy the portfolio criteria for at least 30 days; (b) a failure to post initial cash collateral or additional collateral as required by the TRS Agreement; (c) a default by Arbor or the Company with respect to indebtedness in an amount equal to or greater than the lesser of $10,000,000 and 2% of the Company’s NAV at such time; (d) a merger of Arbor or the Company meeting certain criteria; (e) the Company or Arbor amending their respective constituent documents to alter their investment strategy in a manner that has or could reasonably be expected to have a material adverse effect; and (f) SIC Advisors ceasing to be the investment manager of Arbor or to have authority to enter into transactions under the TRS Agreement on behalf of Arbor, and not being replaced by an entity reasonably acceptable to Citibank. As of June 30, 2020 and December 31, 2019, the Company did not have any derivatives with contingent features in net liability positions; therefore, if a trigger event had occurred, no amount would have been required to be posted by the Company.

Transactions in TRS contracts during the three and six months ended June 30, 2020 and 2019 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Interest income and settlement from TRS portfolio	$—	$(103,503)	$—	$(9,632,904)
Traded gains/(loss) on TRS loan sales	—	(43,278)	—	309,388
Net realized gains/(loss) on TRS portfolio	$—	$(146,781)	$—	$(9,323,516)
Net change in unrealized appreciation/(depreciation) on TRS portfolio	$—	$(144,311)	$—	$6,524,904

The volume of the Company’s derivative transactions for the three and six months ended June 30, 2020 and 2019 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Average notional amount of contracts(1)	$—	$—	$—	$30,563,576

(1)Average notional amount is based on the average month end balances for the three and six months ended June 30, 2020 and 2019, which is representative of the volume of notional contract amounts held during each year.

Note 6. Borrowings
The following table shows the Company's outstanding debt as of June 30, 2020 and December 31, 2019:

	June 30, 2020			December 31, 2019
	Total Commitment	Balance Outstanding	Unused Commitment	Total Commitment	Balance Outstanding	Unused Commitment
ING Credit Facility	$13,813,072	$13,813,072	$—	$215,000,000	$88,100,000	$126,900,000
Alpine Credit Facility	300,000,000	180,000,000	120,000,000	300,000,000	240,000,000	60,000,000
Total before deferred financing costs	313,813,072	193,813,072	120,000,000	515,000,000	328,100,000	186,900,000
Unamortized deferred financing costs	—	(955,015)	—	—	(2,235,279)	—
Total borrowings outstanding, net of deferred financing costs	$313,813,072	$192,858,057	$120,000,000	$515,000,000	$325,864,721	$186,900,000

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

ING Credit Facility
On August 12, 2016, the Company amended its existing senior secured syndicated revolving credit facility (the “ING Credit Facility” as amended from time to time as described below) pursuant to a Senior Secured Revolving Credit Agreement (the “Revolving Credit Agreement” as amended from time to time as described below) with certain lenders party thereto from time to time and ING Capital LLC, as administrative agent. The ING Credit Facility was secured by substantially all of the Company’s assets, subject to certain exclusions as further set forth in an Amended and Restated Guarantee, Pledge and Security Agreement (the “Security Agreement”) entered into in connection with the Revolving Credit Agreement, among the Company, the subsidiary guarantors party thereto, ING Capital LLC, as Administrative Agent, each Financial Agent and Designated Indebtedness Holder party thereto and ING Capital LLC, as Collateral Agent. The ING Credit Facility also included usual and customary representations, covenants and events of default for senior secured revolving credit facilities of this nature. On February 13, 2015, commitments to the ING Credit Facility were expanded from $150,000,000 to $170,000.000. On August 12, 2016, commitments to the ING Credit Facility were expanded from $170,000,000 to $175,000,000. On April 20, 2017, commitments to the ING Credit Facility were expanded from $175,000,000 to $220,000,000.

On February 8, 2019, the Company entered into Amendment No. 1 to the Revolving Credit Agreement that, among other things, permitted the transactions contemplated by the MCC Merger Agreement and the MDLY Merger Agreement.

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

On July 22, 2020, the Company paid all remaining outstanding obligations under the Revolving Credit Agreement. On July 31, 2020 (the “Termination Date”), the Company terminated the commitments on the Credit Agreement.

The ING Credit Facility allowed for the Company, at its option, to borrow money at a rate of either (i) an alternate base rate plus 1.50% per annum or (ii) LIBOR plus 2.50% per annum. The interest rate margins were subject to certain step-downs upon the satisfaction of certain conditions described in the Revolving Credit Agreement. The alternate base rate would have been the greatest of (i) the U.S. Prime Rate set forth in the Wall Street Journal, (ii) the federal funds effective rate plus 1/2 of 1%, and (iii) three month LIBOR plus 1.00%. As of June 30, 2020 and December 31, 2019, the commitment under the ING Credit Facility was $13,813,072 and $215,000,000, respectively. Availability of loans under the ING Credit Facility was linked to the valuation of the collateral pursuant to a borrowing base mechanism.

The Company was also required to pay a commitment fee to the lenders based on the daily unused portion of the aggregate commitments under the ING Credit Facility. The commitment fee was (i) 1.50% if the used portion of the aggregate commitments is less than or equal to 40%, (ii) 0.75% if the used portion of the aggregate commitments is greater than 40% and less than or equal to 65% or (iii) 0.50% if the used portion of the aggregate commitments is greater than 65%. The ING Credit Facility provided that the Company may use the proceeds of the ING Credit Facility for general corporate purposes, including making investments in accordance with the Company’s investment objective and strategy.

Borrowings under the Revolving Credit Agreement were subject to, among other things, a minimum borrowing base. Substantially all of the Company’s assets are pledged as collateral under the Revolving Credit Agreement. The ING Credit Facility required the Company to, among other things (i) make representations and warranties regarding the collateral as well the Company’s business and operations, (ii) agree to certain indemnification obligations, and (iii) agree to comply with various affirmative and negative covenants. The documents for the Revolving Credit Agreement also included default provisions, such as the failure to make timely payments under the Revolving Credit Agreement, the occurrence of a change in control, and the failure by the Company to materially perform under the operative agreements governing the Revolving Credit Agreement, which, if not complied with, could have accelerated repayment under the Revolving Credit Agreement, thereby materially and adversely affecting the Company’s liquidity, financial condition and results of operations.

In connection with the security interest established under the Security Agreement, the Company, ING Capital LLC, in its capacity as collateral agent, and State Street Bank and Trust Company, in its capacity as the Company’s custodian, entered into a control agreement dated as of December 4, 2013, in order to, among other things, perfect the security interest granted pursuant to the Security Agreement in, and provide for control over, the related collateral. As a result of the termination of the Revolving Credit Agreement, the Security Agreement was terminated effective as of the Termination Date.

As of June 30, 2020 and December 31, 2019, the carrying amount of the Company’s borrowings under the ING Credit Facility approximated their fair value. The fair value of the Company’s debt obligation is determined in accordance with ASC 820, which defines fair value in terms of the price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The fair value of the Company’s borrowings under the Alpine Credit Facility is estimated based upon market interest rates of the Company’s borrowings or entities with similar credit risk, adjusted for nonperformance risk, if any. As of June 30, 2020 and December 31, 2019, the ING Credit Facility would be deemed to be Level 3, as defined in Note 4.

As of June 30, 2020 and December 31, 2019, the financing costs of $357,752 and $1,164,341 related to the ING Credit Facility have been capitalized and are being amortized over the respective terms. The following table shows additional information about the interest and financing costs related to the ING Credit Facility for the three and six months ended June 30, 2020 and 2019:

	For the Three Months Ended June 30, (unaudited)		For the Six Months Ended June 30, (unaudited)
	2020	2019	2020	2019
Interest expense related to the ING Credit Facility	$532,770	$1,368,135	$1,711,249	$2,956,802
Financing expenses related to the ING Credit Facility	850,374	248,749	1,093,766	488,187
Total interest and financing expenses related to the ING Credit Facility	$1,383,144	$1,616,884	$2,805,015	$3,444,989
Weighted average outstanding debt balance of the ING Credit Facility	$57,883,812	$109,383,516	$72,825,883	$98,800,552
Weighted average interest rate of the ING Credit Facility (annualized)	3.7%	5.8%	4.6%	6.0%

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

As of June 30, 2020 and December 31, 2019, the carrying amount of the Company’s borrowings under the Alpine Credit Facility approximated the fair value of the Company’s debt obligation. The fair value of the Company’s debt obligation is determined in accordance with ASC 820, which defines fair value in terms of the price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The fair value of the Company’s borrowings under the Alpine Credit Facility is estimated based upon market interest rates of the Company’s borrowings or entities with similar credit risk, adjusted for nonperformance risk, if any. As of June 30, 2020 and December 31, 2019, the Alpine Credit Facility would be deemed to be Level 3, as defined in Note 4.

As of June 30, 2020 and December 31, 2019, the financing costs of $597,263 and $1,070,938 related to the Alpine Credit Facility has been capitalized and are being amortized over the respective terms. The following table shows additional information about the interest and financing costs related to the Alpine Credit Facility for the three and six months ended June 30, 2020 and 2019:

	For the Three Months Ended June 30, (unaudited)		For the Six Months Ended June 30, (unaudited)
	2020	2019	2020	2019
Interest expense related to the Alpine Credit Facility	$1,827,672	$3,376,451	$4,451,565	$6,739,338
Financing expenses related to the Alpine Credit Facility	244,124	241,899	486,023	481,140
Total Interest and financing expenses related to the Alpine Credit Facility	$2,071,796	$3,618,350	$4,937,588	$7,220,478
Weighted average outstanding debt balance of the Alpine Credit Facility	$180,000,000	$240,000,000	$194,175,824	$240,000,000
Weighted average interest rate of the Alpine Credit Facility (annualized)	4.0%	5.6%	4.5%	5.6%

Note 7. Agreements
Investment Advisory Agreement
On April 5, 2012, the Company entered into an investment advisory agreement (the “Investment Advisory Agreement”) with SIC Advisors to manage the Company’s investment activities. The Investment Advisory Agreement became effective as of April 17, 2012, the date that the Company met its minimum offering requirement. Pursuant to the 1940 Act, the initial term of the Investment Advisory Agreement was for two years from its effective date. Unless earlier terminated pursuant to its terms, the Investment Advisory Agreement will remain in effect from year-to-year thereafter if approved annually at an in-person meeting of the Company’s board of directors by a majority of the directors who are not "interested persons" (as defined in Section 2(a)(19) of the 1940 Act) of the Company or the Adviser, and either the Company’s board of directors or the holders of a majority of the Company’s outstanding voting securities. Most recently, on April 3, 2020, the Company’s board of directors, at an in-person meeting, approved the renewal of the Investment Advisory Agreement for an additional one-year term, which will expire on April 17, 2021.

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

The base management fee is calculated at an annual rate of 1.75% of the Company’s gross assets payable quarterly in arrears. For purposes of calculating the base management fee, the term “gross assets” includes any assets acquired with the proceeds of leverage. “Gross assets” also includes any cash collateral posted with respect to the TRS, adjusted for realized and unrealized appreciation. For the first quarter of the Company’s operations, the base management fee was calculated based on the initial value of the Company’s gross assets. Subsequently, the base management fee is calculated based on the gross assets at the end of each completed calendar quarter. Base management fees for any partial quarter are appropriately pro-rated. For the three and six months ended June 30, 2020, the Company recorded an expense for base management fees of $2,944,745 and $6,196,196, respectively. For the three and six months ended June 30, 2019, the Company recorded an expense for base management fees of

$4,335,538 and $8,777,628, respectively. As of June 30, 2020 and December 31, 2019, the Company recorded a base management fee payable of $2,944,745 and $4,060,518, respectively.

The incentive fee consists of the following two parts:

An incentive fee on net investment income (“Subordinated Incentive Fee on Income”) is calculated and payable quarterly in arrears and is based upon pre-incentive fee net investment income for the immediately preceding quarter. No Subordinated Incentive Fee on Income is payable in any calendar quarter in which pre-incentive fee net investment income does not exceed a quarterly return to stockholders of 1.75% per quarter on the Company’s net assets at the end of the immediately preceding fiscal quarter (the “Preferred Quarterly Return”). All pre-incentive fee net investment income, if any, that exceeds the Preferred Quarterly Return, but is less than or equal to 2.1875% of net assets at the end of the immediately preceding fiscal quarter in any quarter, will be payable to SIC Advisors. The Company refers to this portion of its Subordinated Incentive Fee on Income as the “Catch Up”. It is intended to provide an incentive fee of 20% on pre-incentive fee net investment income when pre-incentive fee net investment income exceeds 2.1875% of net assets at the end of the immediately preceding quarter in any quarter. For any quarter in which the Company’s pre-incentive fee net investment income exceeds 2.1875% of net assets at the end of the immediately preceding quarter, the Subordinated Incentive Fee on Income shall equal 20% of the amount of pre-incentive fee net investment income, because the Preferred Quarterly Return and Catch Up will have been achieved. There was no incentive fee on net investment income earned on the TRS.

For the three and six months ended June 30, 2020 and 2019, the Company recorded no incentive fees. As of June 30, 2020 and December 31, 2019, the Company recorded no incentive fees payable.

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

For the three and six months ended June 30, 2020 and 2019, the Company recorded no capital gains incentive fees. As of June 30, 2020 and December 31, 2019, the Company recorded no capital gains incentive fees payable.

Administration Agreement
On April 5, 2012, the Company entered into an administration agreement (the “Administration Agreement”) with Medley Capital LLC, pursuant to which Medley Capital LLC furnishes the Company with administrative services necessary to conduct its day-to-day operations. Pursuant to the 1940 Act, the Administration Agreement remained in effect for an initial period of two years from its effective date. The Administration Agreement became effective on April 17, 2012, the date that we met our minimum offering requirement. Pursuant to its terms, and unless earlier terminated as described below, the Administration Agreement will remain in effect from year-to-year if approved annually by a majority of our directors who are not "interested persons" (as defined in Section 2(a)(19) of the 1940 Act) of the Company or Medley Capital LLC, and either the holders of a majority of our outstanding voting securities or our board of directors. Most recently, on April 3, 2020, the Company’s board of directors, at an in-person meeting, approved the renewal of the Administration Agreement for an additional one-year term, which will expire on April 17, 2021. Medley Capital LLC is reimbursed for administrative expenses it incurs on the Company’s behalf in performing its obligations. Such costs are reasonably allocated to the Company on the basis of assets, revenues, time records or other reasonable methods. The Company does not reimburse Medley Capital LLC for any services for which it receives a separate fee or for rent, depreciation, utilities, capital equipment or other administrative items allocated to a controlling person of Medley Capital LLC. On February 28, 2013, Medley Capital LLC entered into a Sub-Administration Agreement with State Street Bank Global Fund Accounting and Custody to perform certain financial, accounting, administrative and other services on behalf of the Company. For the three and six months ended June 30, 2020, the Company recorded administrator expenses of $669,025 and $1,390,657, respectively. For the three and six months ended June 30, 2019, the Company recorded administrator expenses of $536,352 and

$1,158,423, respectively. As of June 30, 2020 and December 31, 2019, the Company had administrator fees payable of $669,024 and $381,923, respectively.

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

Repayments of amounts paid by SIC Advisors to the Company under the Expense Support Agreement will be accrued as they become probable and estimable. The Company refers to Expense Support Reimbursements that are eligible for reimbursement to SIC Advisors by virtue of having satisfied the conditions described above as a “Crystalized Reimbursement.” As of June 30, 2020 and December 31, 2019, there were no remaining amounts eligible for reimbursement of the Company to SIC Advisors.

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

For the three and six months ended June 30, 2020, the Company recorded directors' fees expenses in General and Administrative expenses on the Consolidated Statement of Operations of $271,250 and $539,375, respectively. For the three and six months ended June 30, 2019, the Company recorded directors' fees expenses in General and Administrative expenses on the Consolidated Statement of Operations of $243,750 and $537,000, respectively.

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

The following table sets forth the computation of the weighted average basic and diluted net increase in net assets per share from operations for the three and six months ended June 30, 2020 and 2019:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019
Net increase/(decrease) in net assets from operations	$8,676,902	$(17,054,078)	$(110,564,104)	$(2,140,706)
Weighted average common shares outstanding	102,856,314	100,135,004	102,785,734	99,649,414
Weighted average basic and diluted earnings/(loss) per common share	$0.08	$(0.17)	$(1.08)	$(0.02)

Note 11. Commitments
As of June 30, 2020 and December 31, 2019, the Company had $19,634,795 and $32,654,545, respectively, of unfunded commitments under loan and financing agreements. These amounts are primarily composed of commitments for senior secured term loans, revolvers, and additional capital contributions for the Sierra JV. The unrealized gain or loss associated with unfunded commitments is recorded in the financial statements and reflected as an adjustment to the valuation of the related security in the Consolidated Schedule of Investments. The par amount of the unfunded commitments are not recognized by the Company until the commitment is funded.

	As of
	June 30, 2020	December 31, 2019
1888 Industrial Services, LLC	$454,097	$424,422
AAAHI Acquisition Corporation	1,373,964	1,586,982
Access Media Holdings, LLC	88,200	88,200
Alpine SG, LLC	—	1,000,000
Black Angus Steakhouses, LLC	—	2,232,143
DataOnline Corp.	535,714	2,142,857
Isola USA Corp.	1,138,277	1,138,277
Kemmerer Operations LLC	908,475	908,475
Offen, Inc.	1,061,947	1,061,947
Redwood Services Group, LLC	862,500	1,725,000
SFP Holdings, Inc.	5,459,025	10,151,775
Sierra Senior Loan Strategy JV I LLC	—	4,200,000
Simplified Logistics, LLC	1,466,667	5,000,000
Smile Doctors LLC	365,600	994,467
Sungard AS New Holdings III, LLC	500,440	—
West Dermatology	5,419,889	—
Total Commitments	$19,634,795	$32,654,545

Note 12. Fee Income
Fee income consists of origination fees, amendment fees, prepayment fees, administrative agent fees and other miscellaneous fees. Origination fees, prepayment fees, amendment fees, and other similar fees are non-recurring fee sources. Such fees are received on a transaction by transaction basis and do not constitute a regular stream of income. The following table shows the Company’s fee income for the three and six months ended June 30, 2020 and 2019:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019
Origination fees	$79,957	$3,401	$162,336	$48,090
Prepayment fees	—	2,170,948	—	2,512,536
Amendment fees	218,588	190,821	235,431	309,855
Administrative agent fees	7,213	29,391	22,513	58,590
Other fees	7,177	815	14,353	815
Fee income	$312,935	$2,395,376	$434,633	$2,929,886

Note 13. Distributions and Share Repurchase Program Distributions
Distributions to common stockholders are recorded on the ex-dividend date. The amount to be paid out as a distribution is determined by the Company’s board of directors.

The Company has adopted an “opt in” distribution reinvestment plan (“DRIP”) pursuant to which the Company’s stockholders may elect to have the full amount of any cash distributions reinvested in additional shares of the Company’s common stock. On June 30, 2017, the Board approved an amendment to the DRIP, pursuant to which the number of newly-issued shares of the Company’s common stock to be issued to a participating stockholder shall be determined by dividing the total dollar amount of the distribution payable to such stockholder by a price equal to 94.5%, rather than 90%, of the Company’s then current offering price. The Company amended the DRIP as a result of the Company’s revised fee structure, which went into effect on June 16, 2017. Under the Company’s revised fee structure the upfront selling commission was reduced from 7.00% of gross proceeds to up to 3.00% of gross proceeds and the dealer manager fee was reduced from 2.75% of gross proceeds to up to 2.50% of gross proceeds. If the Company declares a cash dividend or other distribution, each stockholder that has “opted in” to the DRIP will have their distributions automatically reinvested in additional shares of the Company’s common stock rather than receiving cash distributions. Stockholders who receive distributions in the form of shares of common stock will be subject to the same federal, state and local tax consequences as if they received cash distributions. For the six months ended June 30, 2020, the Company distributed a total of $10,707,406, of which $6,864,275 was in cash and $3,843,131 was in the form of common stock associated with the DRIP. For the six months ended June 30, 2019, the Company distributed a total of $31,787,931, of which $19,502,948, was in cash and $12,284,983 was in the form of common stock issued under the DRIP.

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

Share Repurchase Program
In June 2013, the Company commenced a share repurchase program pursuant to which it conducted quarterly share repurchases of up to 2.5% of the weighted average number of outstanding shares of its common stock in the prior four calendar quarters or 10% of the weighted average number of outstanding shares in the prior 12-month period. In connection with the Proposed Mergers, the Company suspended the Share Repurchase Program. The purpose of the share repurchase program was to allow stockholders to sell their shares back to the Company at a price equal to the most recently disclosed NAV per share of the Company's common stock immediately prior to the date of repurchase. Shares were purchased from stockholders participating in the program on a pro-rata basis. Unless the Company's board of directors determined otherwise, the number of shares repurchased during any calendar year were limited to the proceeds received in association with the sale of shares of common stock under the distribution reinvestment plan.

Notwithstanding the suspension of the share repurchase program our board of directors approved the repurchase of shares of our common stock from our stockholders who have requested repurchases in connection with such stockholder’s death or disability. In the event of the death or disability of a stockholder, the Company will repurchase the shares held by such stockholder at a price equal to the NAV per share of our shares as disclosed in the periodic report the Company files with the SEC immediately following the date of the death or disability of such stockholder. The Company's board of directors has the right to suspend or terminate repurchases due to death or disability to the extent that it determines that it is in the Company's best interest to do so. During the three and six months ended June 30, 2020, the Company repurchased 34,086 and 158,947 shares, respectively, of certain shareholders due to death or disability. During the three and six months ended June 30, 2019, the Company repurchased no shares due to death or disability.

Note 14. Financial Highlights
The following is a schedule of financial highlights of the Company for the six months ended June 30, 2020 and 2019:

	2020	2019
Per Share Data:(1)
Net asset value at beginning of period	$5.78	$6.72
Net investment income	(0.14)	0.21
Net realized gains/(losses) on investments and total return swap	(0.08)	(0.15)
Net unrealized appreciation/(depreciation) on investments and total return swap	(0.86)	(0.08)
Net increase/(decrease) in net assets	$(1.08)	$(0.02)
Distributions from return of capital	—	—
Distributions declared from net investment income(2)	(0.11)	(0.32)
Distributions from net realized capital gains	—	—
Total distributions to shareholders	$(0.11)	$(0.32)
Issuance of common shares above net asset value(3)	—	(0.01)
Net asset value at end of period	$4.60	$6.37
Total return based on net asset value(4)(5)	(18.91)%	(0.21)%
Portfolio turnover rate(5)	10.61%	13.93%
Shares outstanding at end of period	102,833,465	100,462,586
Net assets at end of period	$472,758,920	$640,436,545
Ratio/Supplemental Data (annualized):
Ratio of net investment income to average net assets	(5.63)%	6.32%
Ratio of net expenses (including incentive fees) to average net assets	14.86%	7.39%
Ratio of incentive fees to average net assets (5)	—%	—%
Supplemental Data (annualized):
Asset coverage ratio per unit(6)	$3,440	$2,952
Percentage of non-recurring fee income(7)	3.62%	2.27%
Ratio of net expenses (excluding incentive fees) to average net assets	14.86%	7.37%
Ratio of interest and financing related expenses to average net assets	3.13%	3.26%
Total Debt Outstanding:(8)(9)
Revolving Credit Facility	$193,813,072	$328,100,000

(1)The per share data was derived by using the weighted average shares outstanding during the six months ended June 30, 2020 and 2019, which were 102,785,734 and 99,649,414 respectively. Table may not foot due to rounding.
(2)The per share data for distributions is the actual amount of paid distributions per share during the period.
(3)Shares issued under the DRIP (see Note 13) as well as the continuous issuance of common shares may cause on incremental increase/decrease in NAV per share due to the effect of issuing shares at amounts that differ from the prevailing NAV at each issuance.
(4)Total annual returns are historical and assume reinvestments of all dividends and distributions at prices obtained under the Company’s DRIP, and no sales charge.
(5)Not annualized.
(6)Asset coverage per unit is the ratio of the carrying value of the Company's total consolidated assets for regulatory purposes, which includes the underlying fair value of net TRS, less all liabilities and indebtedness not represented by senior securities to the aggregate amount of Senior Securities representing indebtedness and the implied leverage on the TRS. Asset coverage per unit is expressed in terms of dollars per $1,000 of indebtedness. As of June 30, 2020 and 2019, the Company's Asset Coverage Per Unit including unfunded commitments was $3,123 and $2,700, respectively.
(7)Represents the impact of non-recurring fees over total investment income.
(8)Total amount of each class of senior securities outstanding at the end of the period excluding debt issuance costs.
(9)Average market value per unit is not applicable as these classes of securities are not registered for public trading.

Note 15. Subsequent Events
Management has evaluated subsequent events through the date of issuance of the consolidated financial statements included herein. There have been no subsequent events that occurred during such period that would require disclosure in this Form 10-Q or would be required to be recognized in the consolidated financial statements as of and for the six months ended June 30, 2020, except as disclosed below.

On July 28, 2020, our board of directors approved a continuation of the temporary suspension of the monthly distributions on the shares of the Company’s common stock to enhance financial flexibility. Shareholder distributions, including cash and through the DRIP, will be suspended through September 30, 2020. The Company expects to evaluate resumption of monthly distributions at a future date. The Company believes that it is in the best long-term interests of its stockholders to maintain a conservative approach to its distribution policy during this volatile economic environment.

Subsequent to quarter ended June 30, 2020, the global outbreak of the coronavirus (“COVID-19”) pandemic continues to have adverse consequences on the U.S. and global economies. The ultimate economic fallout from the pandemic, and the long-term impact on economies, markets, industries and individual portfolio companies, remains uncertain. As of August 13, 2020, there is no indication of a reportable subsequent event impacting the Company’s financial statements for the quarter ended June 30, 2020. The Company cannot predict the extent to which its financial condition and results of operations will be affected at this time. The potential impact to our results will depend to a large extent on future developments and new information that may emerge regarding the duration and severity of COVID-19. The Company continues to observe and respond to the evolving COVID-19 environment and its potential impact on areas across its business.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis should be read in conjunction with our financial statements and related notes and other financial information appearing elsewhere in this annual report on Form 10-K.

Except as otherwise specified, references to “we,” “us,” “our,” or the “Company,” refers to Sierra Income Corporation. “SIC Advisors” or “Adviser” refers to SIC Advisors LLC, our investment adviser. SIC Advisors is a wholly owned subsidiary of Medley LLC, which is controlled by Medley Management Inc., a publicly traded asset management firm ("MDLY"), which in turn is controlled by Medley Group LLC, an entity wholly-owned by the senior professionals of Medley LLC. “Medley” refers, collectively, to the activities and operations of Medley Capital LLC, Medley LLC, Medley Management Inc., Medley Group LLC, SIC Advisors, associated investment funds and their respective affiliates.

Some of the statements in this annual report on Form 10-K constitute forward-looking statements, which relate to future events or our performance or financial condition. The forward-looking statements contained in this annual report on Form 10-K involve risks and uncertainties, including, but not limited to, statements as to:

•our future operating results;
•our business prospects and the prospects of our portfolio companies;
•changes in political, economic, or industry conditions, the interest rate environment or conditions affecting the financial and capital markets, which could result in changes in the value of our assets;
•risks associated with possible disruptions in our operations or the economy generally;
•the risk that, if the current period of capital markets disruption and instability continues for an extended period of time, that our stockholders may not receive distributions, if any, or at historical levels and that a portion of our distribution in the future may be a return of capital;
•the effect of investments that we expect to make;
•our contractual arrangements and relationships with third parties;
•actual and potential conflicts of interest with SIC Advisors and its affiliates;
•the dependence of our future success on the general economy and its effect on the industries in which we invest;
•the ability of our portfolio companies to achieve their objectives;
•the use of borrowed money to finance a portion of our investments;
•the adequacy of our financing sources and working capital;
•the timing of cash flows, if any, from the operations of our portfolio companies;
•the ability of SIC Advisors to locate suitable investments for us and to monitor and administer our investments;
•the ability of SIC Advisors and its affiliates to attract and retain highly talented professionals;
•our ability to maintain our qualification as a RIC and as a BDC;
•the effect of changes in laws or regulations affecting our operations;
•uncertainties associated with the impact from the COVID-19 pandemic, including: its impact on the global and U.S. capital markets, and the global and U.S. economy; the length and duration of the COVID-19 outbreak in the United States as well as worldwide and the magnitude of the economic impact of that outbreak; the effect of the COVID-19 pandemic on our business prospects and the operational and financial performance of our portfolio companies, including our and their ability to achieve their respective objectives; the effect of the disruptions caused by the COVID-19 pandemic on our ability to continue to effectively manage our business and our use of borrowed money to finance a portion of our investments; and
•the impact of the termination of the Amended MCC Merger Agreement and the Amended MDLY Merger Agreement on our business, financial results, and ability to pay dividends and distributions, if any, to our stockholders.

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

COVID-19 Developments

On March 11, 2020, the World Health Organization declared the novel coronavirus (“COVID-19”) as a pandemic, and, on March 13, 2020, the United States declared a national emergency with respect to COVID-19. The outbreak of COVID-19 has severely impacted global economic activity and caused significant volatility and negative pressure in financial markets. The global impact of the outbreak has been rapidly evolving and many countries, including the United States, have reacted by instituting quarantines, restricting travel, and temporarily closing or limiting operations at many corporate offices, retail stores, restaurants, fitness clubs and manufacturing facilities and factories in affected jurisdictions. Such actions are creating disruption in global supply chains and adversely impacting a number of industries. The outbreak could have a continued adverse impact on economic and market conditions and trigger a period of global economic slowdown.

We are closely monitoring the impact of the outbreak of COVID-19 on all aspects of our business, including how it will impact our portfolio companies, employees, due diligence and underwriting processes, and financial markets. Given the rapid development and fluidity of this situation, we cannot estimate the long-term impact of COVID-19 on our business, future results of operations, financial position or cash flows at this time. Further, the operational and financial performance of the portfolio companies in which we make investments may be significantly impacted by COVID-19, which may in turn impact the valuation of our investments. We believe our portfolio companies have taken immediate actions to effectively and efficiently respond to the challenges posed by COVID-19 and related orders imposed by state and local governments, including developing liquidity plans supported by internal cash reserves, shareholder support, and, as appropriate, accessing their ability to participate in the recently enacted government Paycheck Protection Program. The extent to which our operations may be impacted by the COVID-19 pandemic will depend largely on future developments, which are highly uncertain and cannot be accurately predicted, including new information which may emerge concerning the severity of the outbreak and actions by government authorities to contain the outbreak or treat its impact. Furthermore, the impacts of a potential worsening of global economic conditions and the continued disruptions to and volatility in the financial markets remain unknown. COVID-19 presents material uncertainty and risks with respect to the underlying value of the Company’s portfolio companies, the Company’s business, financial condition, results of operations and cash flows, such as the potential negative impact to financing arrangements, increased costs of operations, changes in law and/or regulation, and uncertainty regarding government and regulatory policy.

We have evaluated subsequent events from June 30, 2020 through August 13, 2020, the filing date of this quarterly report on Form 10-Q. However, as the discussion in this Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations relates to the Company’s financial statements for the quarterly period end June 30, 2020, the analysis contained herein may not fully account for impacts relating to the COVID-19 pandemic. In that regard, for example, as of June 30, 2020, the Company valued its portfolio investments in conformity with U.S. GAAP based on the facts and circumstances known by the Company at that time, or reasonably expected to be known at that time. Due to the overall volatility that the COVID-19 pandemic has caused during the months that followed our June 30, 2020 valuation, any valuations conducted now or in the future in conformity with U.S. GAAP could result in a lower fair value of our portfolio. The impact to our results going forward will depend to a large extent on future developments and new information that may emerge regarding the duration and severity of COVID-19 and the actions taken by authorities and other entities to contain the coronavirus or treat its impact, all of which are beyond our control. Accordingly, the Company cannot predict the extent to which its financial condition and results of operations will be affected at this time.

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

Termination of the Agreements and Plan of Mergers
On July 29, 2019, the Company entered into the Amended and Restated Agreement and Plan of Merger, dated as of July 29, 2019 (the “Amended MCC Merger Agreement”), by and between Medley Capital Corporation (“MCC”) and the Company, pursuant to which MCC would, on the terms and subject to the conditions set forth in the Amended MCC Merger Agreement, merge with and into the Company, with the Company as the surviving company in the merger (the “MCC Merger”). In addition, on July 29, 2019, the Company entered into the Amended and Restated Agreement and Plan of Merger, dated as of July 29, 2019 (the “Amended MDLY Merger Agreement”), by and among MDLY, the Company, and Sierra Management, Inc., a wholly owned subsidiary of the Company (“Merger Sub”), MDLY would, on the terms and subject to the conditions set forth in the Amended MDLY Merger Agreement, merge with and into Merger Sub, with Merger Sub as the surviving company in the merger (the “MDLY Merger” together with the MCC Merger, the “Proposed Mergers”).

Section 9.1(c) of the Amended MCC Merger Agreement and Section 9.1(c) of the Amended MDLY Merger Agreement each permits the Company and either MCC or MDLY, as applicable, to terminate the Amended MCC Merger Agreement and the Amended MDLY Merger Agreement, respectively, if the MCC Merger or the MDLY Merger, as applicable, has not been consummated on or before March 31, 2020 (the “Outside Date”). On May 1, 2020, the Company terminated both the Amended MCC Merger Agreement and the Amended MDLY Merger Agreement effective as of May 1, 2020 as the Outside Date had passed and neither the MCC Merger or the MDLY Merger had been consummated. In determining to terminate the Amended MCC Merger Agreement and the Amended MDLY Merger Agreement, the Company considered a number of factors, including, among other factors, changes in the relative valuations of the Company, MCC, and MDLY, the changed circumstances and the unpredictable economic conditions resulting from the global health crisis caused by the coronavirus (COVID-19) pandemic, and the uncertainty regarding the parties’ ability to satisfy the conditions to closing in a timely manner. See Note 2 for more information.

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

Expenses
Our primary annual operating expenses consist of the payment of advisory fees and the reimbursement of expenses under our Investment Advisory Agreement with SIC Advisors and our Administration Agreement with Medley Capital LLC. We bear other expenses, which include, among other things:

•corporate, organizational and offering expenses relating to offerings of our common stock, subject to limitations included in our Investment Advisory Agreement;
•the cost of calculating our NAV, including the related fees and cost of any third-party valuation services;
•the cost of effecting sales and repurchases of shares of our common stock and other securities;
•fees payable to third parties relating to, or associated with, monitoring our financial and legal affairs, making investments, and valuing investments, including fees and expenses associated with performing due diligence reviews of prospective investments;
•interest payable on debt, if any, incurred to finance our investments;
•transfer agent and custodial fees;
•fees and expenses associated with marketing efforts subject to limitations included in the Investment Advisory Agreement;
•federal and state registration fees and any stock exchange listing fees;
•federal, state and local taxes;
•independent directors’ fees and expenses, including travel expenses;
•costs of director and stockholder meetings, proxy statements, stockholders’ reports and notices;
•costs of fidelity bonds, directors and officers/errors and omissions liability insurance and other types of insurance;
•direct costs, including those relating to printing of stockholder reports and advertising or sales materials, mailing, long distance telephone and staff subject to limitations included in the Investment Advisory Agreement;
•fees and expenses associated with independent audits and outside legal costs, including compliance with the Sarbanes-Oxley Act of 2002, the 1940 Act and applicable federal and state securities laws;
•brokerage commissions for our investments;
•all other expenses incurred by us or SIC Advisors in connection with administering our investment portfolio, including expenses incurred by SIC Advisors in performing certain of its obligations under the Investment Advisory Agreement; and
•the reimbursement of the compensation of our Chief Financial Officer and Chief Compliance Officer and their respective staffs, whose compensation is paid by Medley Capital LLC, to the extent that each such reimbursement amount is annually approved by our independent director committee and subject to the limitations included in our Administration Agreement.

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

Portfolio and Investment Activity
The following table shows the amortized cost and the fair value of our investment portfolio as of June 30, 2020:

	Amortized Cost	Percentage	Fair Value	Percentage
Senior secured first lien term loans	$395,916,583	49.9%	$307,649,455	52.8%
Senior secured second lien term loans	143,849,748	18.1	95,053,548	16.3
Senior secured first lien notes	7,972,000	1.0	7,654,714	1.3
Subordinated notes	67,474,600	8.5	42,316,531	7.3
Sierra Senior Loan Strategy JV I LLC	105,675,000	13.4	63,806,881	11.0
Equity/warrants	72,499,849	9.1	65,980,118	11.3
Total	$793,387,780	100.0%	$582,461,247	100.0%

As of June 30, 2020, our income-bearing investment portfolio, which represented 82.5% of our total portfolio, had a weighted average yield based upon the cost of our investment portfolio of 8.0%, and 3.6% of our income-bearing portfolio bore interest based on fixed rates, while 96.4% of our income-bearing portfolio bore interest at floating rates, such as LIBOR.

As of June 30, 2020, the Company held loans it has made directly to 65 investee companies with aggregate principal amounts of $671.2 million. As of December 31, 2019, the Company held loans it has made directly to 62 investee companies with aggregate principal amounts of $643.5 million. During the three and six months ended June 30, 2020, the Company made 19 and 31 loans to investee companies, respectively, with aggregate principal amounts of $33.2 million and $68.3 million, respectively. During the three and six months ended June 30, 2019, the Company made 26 and 54 loans to investee companies, respectively, with aggregate principal amounts of $67.0 million and $121.6 million, respectively.

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

The following table shows weighted average current yield to maturity based on fair value as of June 30, 2020 and December 31, 2019:

	June 30, 2020		December 31, 2019
	Percentage of Total Investments	Weighted Average Current Yield for Total Investments(1)	Percentage of Total Investments	Weighted Average Current Yield for Total Investments(1)
Senior secured first lien term loans	52.8%	9.9%	48.7%	10.4%
Senior secured second lien term loans	16.3	11.1	18.2	11.0
Senior secured first lien notes	1.3	13.8	2.1	29.6
Subordinated notes	7.3	7.5	9.3	10.8
Sierra Senior Loan Strategy JV I LLC	11.0	9.0	10.1	9.6
Equity/warrants	11.3	6.0	11.6	9.7
Total	100.0%	9.9%	100.0%	10.9%

(1)The weighted average current yield for total investments does not represent the total return to our stockholders.

The following table shows the portfolio composition by industry classification based on fair value as of June 30, 2020:

Industry Classification	Investments at Fair Value	Percentage of Total Portfolio
Multi-Sector Holdings	$105,626,154	18.1%
High Tech Industries	78,546,456	13.5
Services: Business	72,286,674	12.4
Healthcare & Pharmaceuticals	56,594,958	9.7
Banking, Finance, Insurance & Real Estate	42,798,228	7.3
Construction & Building	35,189,605	6.0
Aerospace & Defense	30,456,941	5.2
Wholesale	26,435,136	4.5
Consumer Goods: Durable	24,975,297	4.3
Automotive	16,770,695	2.9
Hotel, Gaming & Leisure	16,680,301	2.9
Containers, Packaging & Glass	15,081,479	2.6
Transportation: Cargo	12,059,383	2.1
Chemicals, Plastics & Rubber	7,987,166	1.4
Forest Products & Paper	7,394,019	1.3
Media: Diversified & Production	6,752,122	1.2
Environmental Industries	6,677,201	1.1
Transportation: Consumer	6,298,518	1.1
Consumer Goods: Non-durable	4,559,548	0.8
Metals & Mining	3,435,380	0.6
Energy: Oil & Gas	2,905,858	0.5
Media: Broadcasting & Subscription	1,332,790	0.2
Retail	1,008,738	0.2
Media: Advertising, Printing & Publishing	608,600	0.1
Total	$582,461,247	100.0%

The following table shows the portfolio composition by industry classification based on fair value as of December 31, 2019:

Industry Classification	Investments at Fair Value	Percentage of Total Portfolio
Multi-Sector Holdings	$130,278,650	19.2%
High Tech Industries	81,531,661	12.1
Services: Business	81,285,736	12.0
Healthcare & Pharmaceuticals	57,374,851	8.5
Banking, Finance, Insurance & Real Estate	52,049,297	7.7
Construction & Building	39,865,739	5.9
Wholesale	35,186,289	5.2
Aerospace & Defense	34,475,020	5.1
Consumer Goods: Durable	24,214,089	3.6
Hotel, Gaming & Leisure	21,365,163	3.2
Automotive	19,861,655	2.9
Containers, Packaging & Glass	15,655,179	2.3
Transportation: Cargo	12,771,231	1.9
Energy: Oil & Gas	10,007,469	1.5
Chemicals, Plastics & Rubber	9,505,614	1.4
Media: Diversified & Production	9,493,583	1.4
Forest Products & Paper	7,182,914	1.1
Transportation: Consumer	6,877,180	1.0
Capital Equipment	6,537,927	1.0
Environmental Industries	6,414,400	0.9
Consumer Goods: Non-durable	4,721,895	0.7
Metals & Mining	3,258,022	0.5
Media: Broadcasting & Subscription	2,163,218	0.3
Retail	1,846,648	0.3
Media: Advertising, Printing & Publishing	1,700,500	0.3
Total	$675,623,930	100.0%

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

The following table shows the distribution of our investment portfolio, not including cash and cash equivalents, on the 1 to 5 investment credit rating scale at fair value as of June 30, 2020 and December 31, 2019:

	June 30, 2020		December 31, 2019
Investment Credit Rating	Investments at Fair Value	Percentage	Investments at Fair Value	Percentage
1	$34,880,069	6.0%	$58,241,430	8.6%
2	375,758,871	64.5	455,613,817	67.5
3	131,066,420	22.5	144,141,977	21.3
4	6,474,976	1.1	7,187,740	1.1
5	34,280,911	5.9	10,438,966	1.5
Total	$582,461,247	100.0%	$675,623,930	100.0%
The COVID-19 pandemic has impacted our investment ratings as of June 30, 2020, causing downgrades of certain portfolio companies. As the COVID-19 situation continues to evolve, we are maintaining close communications with our portfolio companies to proactively assess and manage potential risks across our investment portfolio. We have also increased oversight and analysis of credits in vulnerable industries in an attempt to improve loan performance and reduce credit risk.
Results of Operations
The following table shows operating results for the three and six months ended June 30, 2020 and 2019:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019
Total investment income	$11,699,454	$23,906,563	$22,876,265	$44,817,023
Total expenses	26,467,117	12,047,035	36,820,128	24,162,802
Net investment income/(loss)	(14,767,663)	11,859,528	(13,943,863)	20,654,221
Net realized gain/(loss) from investments and total return swap	(8,265,767)	1,333,156	(8,048,288)	(15,252,439)
Net change in unrealized appreciation/(depreciation) on investments and total return swap	32,004,115	(33,221,374)	(88,519,105)	(7,542,488)
Change in provision for deferred taxes on unrealized gain on investments	(293,783)	2,974,612	(52,848)	—
Net increase/(decrease) in net assets resulting from operations	$8,676,902	$(17,054,078)	$(110,564,104)	$(2,140,706)

Investment Income
Total investment income decreased $12,207,109, or 51.1%, to $11,699,454 for the three months ended June 30, 2020, compared to $23,906,563 for the three months ended June 30, 2019. Total investment income consisted primarily of portfolio interest and dividends, which decreased $9,920,168, or 46.9%, to $11,242,495 for the three months ended June 30, 2020, compared to $21,162,663 for the three months ended June 30, 2019. This decrease was primarily attributable to an increase in the number of portfolio companies on non-accrual, and to a lesser extent, a decrease in the size of the underlying portfolio due to reduced leverage utilization.

Total investment income decreased $21,940,758, or 49.0%, to $22,876,265 for the six months ended June 30, 2020, compared to $44,817,023 for the six months ended June 30, 2019. Total investment income consisted primarily of portfolio interest and dividends, which decreased $20,186,858, or 48.9%, to $21,066,233 for the six months ended June 30, 2020, compared to $41,253,091 for the six months ended June 30, 2019. This decrease was primarily attributable to an increase in the number of portfolio companies on non-accrual, and to a lesser extent, a decrease in the size of the underlying portfolio due to reduced leverage utilization.

As of June 30, 2020, certain investments in sixteen portfolio companies were on non-accrual status with a combined cost of $125,496,131, or 15.8% of the cost of the Company's portfolio, and a combined fair value of $32,257,556, or 5.5% of the fair value of the Company's portfolio. As of June 30, 2020, certain investments in one portfolio companies were on partial non-accrual status with a combined cost of $793,067, or 0.1% of the cost of the Company's portfolio, and a combined fair value of $634,384, or 0.1% of the fair value of the Company's portfolio. As of June 30, 2019, seven portfolio companies were on non-accrual status with a combined cost of $69,570,444, or 7.7% of the cost of the Company's portfolio, and a combined fair value of $14,633,030, or 1.8% of the fair value of the Company's portfolio.

Fee income decreased $2,082,441, or 86.9%, to $312,935 for the three months ended June 30, 2020, compared to $2,395,376 for the three months ended June 30, 2019, primarily due to a decrease in fees associated with loan originations and loan prepayments.

Fee income decreased $2,495,253, or 85.2%, to $434,633 for the six months ended June 30, 2020, compared to $2,929,886 for the six months ended June 30, 2019, primarily due to a decrease in fees associated with loan originations and loan prepayments.

Operating Expenses
The following table shows operating expenses for the three and six months ended June 30, 2020 and 2019 :

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019
Base management fees	$2,944,745	$4,335,538	$6,196,196	$8,777,628
Interest and financing expenses	3,454,940	5,235,234	7,742,603	10,665,467
General and administrative expenses	8,307,229	1,578,495	10,278,197	2,519,993
Administrator expenses	669,025	536,352	1,390,657	1,158,423
Offering costs	1,914	3,528	5,157	35,836
Professional fees	11,089,264	357,888	11,207,318	1,005,455
Total expenses	$26,467,117	$12,047,035	$36,820,128	$24,162,802

Total expenses increased $14,420,082, or 119.7%, to $26,467,117 for the three months ended June 30, 2020, as compared to $12,047,035 for the three months ended June 30, 2019, primarily due to an increase in professional fees and general and administrative expenses related to deferred transaction costs (see Note 2), partially offset by a decrease in base management fees and a decrease in interest and financing expenses. Total expenses increased $12,657,326, or 52.4%, to $36,820,128 for the six months ended June 30, 2020, as compared to $24,162,802 for the six months ended June 30, 2019, primarily due to an increase in professional fees and general and administrative expenses related to deferred transaction costs (see Note 2), partially offset by a decrease in base management fees and a decrease in interest and financing expenses.

Base management fees decreased $1,390,793, or 32.1%, to $2,944,745 for the three months ended June 30, 2020, as compared to $4,335,538 for the three months ended June 30, 2019, primarily due to a decrease in our gross assets. Base management fees decreased $2,581,432, or 29.4%, to $6,196,196 for the six months ended June 30, 2020, as compared to $8,777,628 for the six months ended June 30, 2019, primarily due to a decrease in our gross assets.

Interest and financing expenses decreased $1,780,294, or 34.0%, to $3,454,940 for the three months ended June 30, 2020, as compared to $5,235,234 for the three months ended June 30, 2019, primarily due to a decrease in the weighted average interest rate of our credit facilities because of a decrease in LIBOR rates of 1.8%, or a 31.6% decrease. Interest and financing expenses decreased $2,922,864, or 27.4%, to $7,742,603 for the six months ended June 30, 2020, as compared to $10,665,467 for the six months ended June 30, 2019, primarily due to a decrease in the weighted average interest rate of our credit facilities because of a decrease in LIBOR rates of 1.2%, or a 21.1% decrease.

General and administrative expenses increased $6,728,734, or 426.3%, to $8,307,229 for the three months ended June 30, 2020, as compared to $1,578,495 for the three months ended June 30, 2019, primarily due to an increase in expenses related to deferred transaction costs (see Note 2). General and administrative expenses increased $7,758,204, or 307.9%, to $10,278,197 for the six months ended June 30, 2020, as compared to $2,519,993 for the six months ended June 30, 2019, primarily due to an increase in expenses related to deferred transaction costs (see Note 2).

Professional fees increased $10,731,376, or 2,998.5% to $11,089,264 for the three months ended June 30, 2020, as compared to $357,888 for the three months ended June 30, 2019, primarily due to an increase in expenses related to deferred transaction costs (see Note 2). Professional fees increased $10,201,863, or 1,014.7% to $11,207,318 for the six months ended June 30, 2020, as compared to $1,005,455 for the six months ended June 30, 2019, primarily due to an increase in expenses related to deferred transaction costs (see Note 2).

Net Realized Gains/Losses on Investments
We measure realized gains or losses by the difference between the net proceeds from the disposition and the amortized cost basis of an investment, without regard to unrealized gains or losses previously recognized. For the three and six months ended June 30, 2020, we recognized net realized loss on investments of $8,265,767 and $8,048,288, respectively, primarily due to the sale of investments. For the three and six months ended June 30, 2019, we recognized net realized gain on investments of $1,333,156 and net realized loss on investments of $15,252,439, respectively, primarily due to certain non-cash restructuring transactions and the wind-down of our TRS facility .

Net Unrealized Appreciation/Depreciation on Investments
Net change in unrealized appreciation/depreciation on investments reflects the net change in the fair value of our investments including the TRS and provision for deferred taxes. For the three and six months ended June 30, 2020, we recorded a net change in unrealized appreciation, net of tax, of $31,710,332 and a net change in unrealized depreciation, net of tax, of $88,571,953. The unrealized depreciation for the six months ended June 30, 2020 resulted from negative credit-related adjustments that caused a reduction in fair value of certain portfolio investments. Negative credit-related adjustments were, in part, on watchlist securities and portfolio investments on non-accrual. In part, the net change in unrealized depreciation reflected widening credit spreads as market participants expected a higher yield on similar investments given the significant market volatility generated by the COVID-19 pandemic and, to some extent, other factors such as specific industry concerns, uncertainty about the duration of business shutdowns and near-term liquidity needs of certain of our portfolio investments. For additional information concerning the COVID-19 pandemic and its potential impact on our business and our operating results, see Part II - Other information, Item 1A. Risk Factors, “We are currently operating in a period of capital markets disruptions and economic uncertainty. Such market conditions may materially and adversely affect debt and equity capital markets, which may have a negative impact on our business, financial condition and operations” and “We are currently operating in a period of capital markets disruptions and economic uncertainty. Such market conditions may materially and adversely affect debt and equity capital markets, which may have a negative impact on our business, financial condition and operations.”

For the three and six months ended June 30, 2019, we recorded a net change in unrealized depreciation, net of tax, of $30,246,762 and $7,542,488, respectively. The unrealized depreciation resulted from negative credit-related adjustments that caused a reduction in fair value of certain portfolio investments.

Changes in Net Assets from Operations
For the three and six months ended June 30, 2020, we recorded a net increase in net assets resulting from operations of $8,676,902 and a net decrease in net assets resulting from operations of $110,564,104. Based on 102,856,314 and 102,785,734 weighted average common shares outstanding for the three and six months ended June 30, 2020, our per share net increase in net assets resulting from operations was $0.08 and our per share net decrease in net assets resulting from operations was $1.08, respectively.

For the three and six months ended June 30, 2019, we recorded a net decrease in net assets resulting from operations of $17,054,078 and $2,140,706, respectively, in net assets resulting from operations. Based on 100,135,004 and 99,649,414 weighted average common shares outstanding for the three and six months ended June 30, 2019, our per share net decrease in net assets resulting from operations was $0.17 and $0.02, respectively.

Financial Condition, Liquidity and Capital Resources
As a BDC, we distribute substantially all of our net income to our stockholders and have an ongoing need to raise additional capital for investment purposes. To fund growth, we have a number of alternatives available to increase capital, including increasing debt, and funding from operational cash flow.

Our liquidity and capital resources historically have been generated primarily from the net proceeds of our public offering of common stock, use of our credit facilities and our TRS. Currently, our primary source of liquidity is derived from the use of our credit facility.

As of June 30, 2020 and December 31, 2019, we had $84.4 million and $225.3 million, respectively, in cash and cash equivalents. In the future, we may generate cash from future offerings of securities, future borrowings and cash flows from operations, including interest earned from the temporary investment of cash in U.S. government securities and other high-quality debt investments that mature in one year or less. Our primary use of funds is to make investments in our targeted asset classes, cash distributions to our stockholders, and other general corporate purposes.

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

The following table shows our net borrowings as of June 30, 2020 and December 31, 2019:

	June 30, 2020			December 31, 2019
	Total Commitment	Balance Outstanding	Unused Commitment	Total Commitment	Balance Outstanding	Unused Commitment
ING Credit Facility	$13,813,072	$13,813,072	$—	$215,000,000	$88,100,000	$126,900,000
Alpine Credit Facility	300,000,000	180,000,000	120,000,000	300,000,000	240,000,000	60,000,000
Total before deferred financing costs	313,813,072	193,813,072	120,000,000	515,000,000	328,100,000	186,900,000
Unamortized deferred financing costs	—	(955,015)	—	—	(2,235,279)	—
Total borrowings outstanding, net	$313,813,072	$192,858,057	$120,000,000	$515,000,000	$325,864,721	$186,900,000

ING Credit Facility
On August 12, 2016, the Company amended its existing senior secured syndicated revolving credit facility (the “ING Credit Facility” as amended from time to time as described below) pursuant to a Senior Secured Revolving Credit Agreement (the “Revolving Credit Agreement” as amended from time to time as described below) with certain lenders party thereto from time to time and ING Capital LLC, as administrative agent. The ING Credit Facility was secured by substantially all of the Company’s assets, subject to certain exclusions as further set forth in an Amended and Restated Guarantee, Pledge and Security Agreement (the “Security Agreement”) entered into in connection with the Revolving Credit Agreement, among the Company, the subsidiary guarantors party thereto, ING Capital LLC, as Administrative Agent, each Financial Agent and Designated Indebtedness Holder party thereto and ING Capital LLC, as Collateral Agent. The ING Credit Facility also included usual and customary representations, covenants and events of default for senior secured revolving credit facilities of this nature. On February 13, 2015, commitments to the ING Credit Facility were expanded from $150,000,000 to $170,000.000. On August 12, 2016, commitments to the ING Credit Facility were expanded from $170,000,000 to $175,000,000. On April 20, 2017, commitments to the ING Credit Facility were expanded from $175,000,000 to $220,000,000.

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

On July 22, 2020, the Company paid all remaining outstanding obligations under the Revolving Credit Agreement. On July 31, 2020 (the “Termination Date”), the Company terminated the commitments on the Credit Agreement.

The ING Credit Facility allowed for us, at our option, to borrow money at a rate of either (i) an alternate base rate plus 1.50% per annum or (ii) LIBOR plus 2.50% per annum. The interest rate margins were subject to certain step-downs upon the satisfaction of certain conditions described in the Revolving Credit Agreement. The alternate base rate would have been the greatest of (i) the U.S. Prime Rate set forth in the Wall Street Journal, (ii) the federal funds effective rate plus 1/2 of 1%, and (iii) three month LIBOR plus 1%. As of June 30, 2020 and December 31, 2019, the commitment under the ING Credit Facility was $13,813,072 and $215,000,000, respectively. Availability of loans under the ING Credit Facility was linked to the valuation of the collateral pursuant to a borrowing base mechanism.

We were also required to pay a commitment fee to the lenders based on the daily unused portion of the aggregate commitments under the ING Credit Facility. The commitment fee was (i) 1.50% if the used portion of the aggregate commitments is less than or equal to 40%, (ii) 0.75% if the used portion of the aggregate commitments is greater than 40% and less than or equal to 65% or (iii) 0.50% if the used portion of the aggregate commitments is greater than 65%. The ING Credit Facility provided that we may use the proceeds of the ING Credit Facility for general corporate purposes, including making investments in accordance with our investment objective and strategy. As of June 30, 2020 and December 31, 2019, our borrowings under the ING Facility totaled

$13,813,072 and $88,100,000, respectively, and were recorded as part of revolving credit facilities payable on our Consolidated Statements of Assets and Liabilities.

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

Borrowings under the Alpine Credit Facility are subject to compliance with a NAV coverage ratio with respect to the current value of Alpine’s portfolio and various eligibility criteria must be satisfied with respect to the initial acquisition of each loan in Alpine’s portfolio. Any amounts borrowed under the Alpine Credit Facility will mature, and all accrued and unpaid interest thereunder will be due and payable, on March 29, 2022. As of June 30, 2020 and December 31, 2019, Alpine’s borrowings under the Alpine Credit Facility totaled $180,000,000 and $240,000,000, respectively, and were recorded as part of revolving credit facilities payable on our Consolidated Statements of Assets and Liabilities.

Contractual Obligations
The following table shows our payment obligations for repayment of debt, which total our contractual obligations at June 30, 2020:

	Payment Due By Period
	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
ING Credit Facility	$13,813,072	$13,813,072	$—	$—	$—
Alpine Credit Facility	180,000,000	—	180,000,000		—
Total Contractual Obligations	$193,813,072	$13,813,072	$180,000,000	$—	$—

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

There were no transactions in TRS contracts or derivative assets from Citibank during the three and six months ended June 30, 2020. Transactions in TRS contracts during the three and six months ended June 30, 2019 were $146,781 and $9,323,516 in realized losses and $144,311 in net change in unrealized depreciation and $6,524,904 in net unrealized appreciation, respectively, which are recorded on the Consolidated Statements of Operations.

The volume of the Company’s derivative transactions for the three and six months ended June 30, 2020 and 2019 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Average notional amount of contracts(1)	$—	$—	$—	$30,563,576

(1)Average notional amount is based on the average month end balances for the three and six months ended June 30, 2020 and 2019, which is representative of the volume of notional contract amounts held during each year.

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

As of June 30, 2020 Sierra JV had total capital commitments of $120.2 million, with the Company providing $105.7 million and GALIC providing $14.5 million. As of December 31, 2019 Sierra JV had total capital commitments of $116.0 million, with the Company providing $101.5 million and GALIC providing $14.5 million. As of June 30, 2020 approximately $119.5 million was funded relating to these commitments of which $105.7 million was from the Company. As of December 31, 2019 approximately $105.2 million was funded relating to these commitments of which $92.1 million was from the Company. The Company does not have the right to withdraw any of their respective capital commitment, unless in connection with a transfer of its membership interests. The Company may transfer full membership interests as long as it is approved by all members and transferred in a transaction exempt from the registration requirements of the Securities Act of 1933, as amended, or applicable state securities laws.

At June 30, 2020 and December 31, 2019, Sierra JV had a $250 million senior secured revolving credit facility (the "JV Facility") with Deutsche Bank, AG, New York Branch ("DB"). On March 29, 2019, Sierra JV amended the Credit Facility and extended the reinvestment period. On March 29, 2019, the JV Facility reinvestment period was extended from March 30, 2019 to June 28,

2019. On June 28, 2019, the JV Facility reinvestment period was further extended from June 28, 2019 to October 28, 2019. On October 28, 2019, the JV Facility reinvestment period was further extended from October 28, 2019 to March 31, 2020 and the interest rate was modified from bearing an interest rate of LIBOR (with a 0.00% floor) + 2.50% per annum to LIBOR (with a 0.00% floor) + 2.75% per annum. On March 31, 2020, the JV Facility reinvestment period was further extended from March 31, 2020 to April 30, 2020. On April 30, 2020, the JV Facility reinvestment period was further extended from April 30, 2020 to July 31, 2020. Effective as of April 30, 2020, the maturity date was extended to July 31, 2023. On July 29, 2020, the JV Facility reinvestment period was further extended from July 31, 2020 to April 30, 2021 and the maturity date was extended to April 30, 2024. Additionally, the interest rate was modified from bearing an interest rate of LIBOR (with a 0.00% floor) + 2.75% per annum to LIBOR (with a 0.50% floor) + 3.25% per annum and the total commitment was reduced from $250 million to $175 million. The JV Facility is secured substantially by all of Sierra JV's assets, subject certain exclusions set forth in the JV Facility. As of June 30, 2020 and December 31, 2019, there was $122.3 million outstanding under the JV Facility.

As of June 30, 2020, Sierra JV’s portfolio was comprised of 100.0% of senior secured first lien term loans to 56 different portfolio companies with two portfolio companies on non-accrual status. As of December 31, 2019, Sierra JV’s portfolio was comprised of 100% of senior secured first lien term loans to 60 different portfolio companies with one portfolio company on non-accrual status.

The Company has determined that Sierra JV is an investment company under ASC 946, however in accordance with such guidance, the Company will generally not consolidate its investment in a company other than a wholly owned investment company subsidiary or a controlled operating company whose business consists of providing services to the Company. Accordingly, the Company does not consolidate its interest in Sierra JV.

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

Our distributions may exceed our earnings, which we refer to as a return of capital. As a result, a portion of the distributions we make may represent a return of capital. Our use of the term “return of capital” merely means distributions in excess of our earnings and as such may constitute a return on your individual investments and does not mean a return on capital. Therefore stockholders are advised that they should be aware of the differences with our use of the term “return of capital” and “return on capital.”

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

The base management fee is calculated at an annual rate of 1.75% of our gross assets and is payable quarterly in arrears. The incentive fee consists of:

•An incentive fee on net investment income (“subordinated incentive fee on income”) is calculated and payable quarterly in arrears and is based upon pre-incentive fee net investment income for the immediately preceding quarter. No subordinated incentive fee on income is payable in any calendar quarter in which pre-incentive fee net investment income does not exceed a quarterly return to stockholders of 1.75% per quarter on our net assets at the end of the immediately preceding fiscal quarter, or the preferred quarterly return. All pre-incentive fee net investment income, if any, that exceeds the preferred quarterly return, but is less than or equal to 2.1875% of net assets at the end of the immediately preceding fiscal quarter in any quarter, will be payable to SIC Advisors. We refer to this portion of our subordinated incentive fee on income as the catch up. It is intended to provide an incentive fee of 20% on pre-incentive fee net investment income when pre-incentive fee net investment income exceeds 2.1875% of net assets at the end of the immediately preceding quarter in any quarter. For any quarter in which our pre-incentive fee net investment income exceeds 2.1875% of net assets at the end of the immediately preceding quarter, the subordinated incentive fee on income shall equal 20% of the amount of pre-incentive fee net investment income, because the preferred return and catch up will have been achieved.
•A capital gains incentive fee will be earned on realized investments and shall be payable in arrears as of the end of each calendar year during which the Investment Advisory Agreement is in effect. If the Investment Advisory Agreement is terminated, the fee will become payable as of the effective date of such termination. The capital gains incentive fee is based on our realized capital gains on a cumulative basis from inception, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, which we refer to as “net realized capital gains.” The capital gains incentive fee equals 20% of net realized capital gains, less the aggregate amount of any previously paid capital gains incentive fee.

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

On April 5, 2012, the Company entered into an investment advisory agreement (the “Investment Advisory Agreement”) with SIC Advisors to manage the Company’s investment activities. The Investment Advisory Agreement became effective as of April 17, 2012, the date that the Company met its minimum offering requirement. Pursuant to the 1940 Act, the initial term of the Investment Advisory Agreement was for two years from its effective date. Unless earlier terminated pursuant to its terms, the Investment Advisory Agreement will remain in effect from year-to-year thereafter if approved annually at an in-person meeting of the Company’s board of directors by a majority of the directors who are not "interested persons" (as defined in Section 2(a)(19) of the 1940 Act) of the Company or the Adviser, and either the Company’s board of directors or the holders of a majority of the Company’s outstanding voting securities. Most recently, on April 3, 2020, the Company’s board of directors, at an in-person meeting, approved the renewal of the Investment Advisory Agreement for an additional one-year term, which will expire on April 17, 2021.

At its meeting held on April 3, 2020, the Company’s board of directors, including all of the independent directors, considered the re-approval of the Investment Advisory Agreement. In advance of that meeting, the independent directors met separately on multiple occasions with their independent counsel. At those meetings, the independent directors reviewed a significant amount of information, which had been furnished by SIC Advisors at the request of independent counsel on behalf of the independent directors. The independent directors met on March 19, 2020 with members of SIC Advisors' senior management to review, among other things, the financial condition of SIC Advisors and its parent company, and, on March 31, 2020 with SIC Advisors' senior management and investment team to discuss, among other things, the Company's investment portfolio and its financing arrangements.

In its considerations, the Company’s board of directors focused on information it had received relating to, among other things: (a) the nature, quality and extent of the advisory and other services to be provided to the Company by SIC Advisors; (b) the Company’s investment performance and the investment performance of the Adviser; (c) comparative data with respect to advisory fees or similar expenses paid by other BDCs with similar investment objectives and strategies; (d) the Company’s operating expenses and expense ratio compared to BDCs with similar investment objectives and strategies; (e) any existing and potential sources of indirect income to SIC Advisors and its affiliates from its relationships with the Company and the profitability of those relationships; (f) information about the services to be performed and the personnel performing such services under the Investment Advisory Agreement; (g) the organizational capability and financial condition of SIC Advisors and its affiliates; (h) possible economies of scale arising from the Company's size and/or anticipated growth; and (i) possible alternative fee structures or bases for determining fees.

As part of its review, the Company’s board of directors evaluated charts that compared the advisory fees, administrative fees and performance of many BDCs, including some BDCs that might be considered to be somewhat comparable to the Company with respect to their investment objective or strategy. The Company’s board of directors took into account that it was difficult to identify BDCs that are comparable to the Company for this purpose due to several anomalies that exist in the BDC comparison group regarding apparent loss leader pricing, post-acquisition temporary fee reductions, lower risk profiles and therefore generally lower fee structures, and the general difficulty in determining reasonable comparable peer strategies due to many variables at work in the private loan market and with private loan credits in general. Based upon this analysis, the Company’s board of directors observed that, in light of the unique circumstances applicable to the Company, it was difficult to determine which BDCs were most comparable to the Company in terms of investment objective and investment strategy. Notwithstanding that difficulty, the Company’s board of directors noted that the Company’s investment performance generally appeared to be below that of the BDCs with somewhat similar investment profiles.

The Company’s board of directors also determined that the advisory fees paid by the Company were within the range of fees paid by such BDCs but generally were higher than the median of such BDCs. The board of directors considered management’s discussion of the Company’s relative investment performance and expenses. In particular, the Company’s board of directors considered the Company’s extensive efforts with respect to the proposed mergers with Medley Management Inc. and Medley Capital Corporation, which significantly impacted the Company’s operations, both from an investment standpoint and an operational standpoint. The Company’s board of directors weighed all of these factors in its analysis and decision making.

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
•Level 1 — Quoted prices are available in active markets for identical investments as of the reporting date. Publicly listed equities and publicly listed derivatives will be included in Level 1. In addition, securities sold, but not yet purchased and call options will be included in Level 1. We will not adjust the quoted price for these investments, even in situations where we hold a large position and a sale could reasonably affect the quoted price.
•Level 2 — Pricing inputs are other than quoted prices in active markets, which are either directly or indirectly observable as of the reporting date, and fair value is determined through the use of models or other valuation methodologies. In certain cases, debt and equity securities are valued on the basis of prices from an orderly transaction between market participants provided by reputable dealers or pricing services. In determining the value of a particular investment, pricing services may use certain information with respect to transactions in such investments, quotations from dealers, pricing matrices, market transactions in comparable investments, and various relationships between investments. Investments which are generally expected to be included in this category include corporate bonds and loans, convertible debt indexed to publicly listed securities, and certain over-the-counter derivatives.
•Level 3 — Pricing inputs are unobservable for the investment and include situations where there is little, if any, market activity for the investment. The inputs into the determination of fair value require significant judgment or estimation. Investments that are expected to be included in this category are our private portfolio companies.

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

We undertake a multi-step valuation process each quarter when valuing investments for which market quotations are not readily available, as described below:

•our quarterly valuation process begins with each portfolio investment being initially valued by the valuation professionals;
•conclusions are then documented and discussed with senior management; and
•an independent valuation firm engaged by our board of directors prepares an independent valuation report for approximately one third of the portfolio investments each quarter on a rotating quarterly basis on non fiscal year-end quarters, such that each of these investments will be valued by an independent valuation firm at least twice per annum when combined with the fiscal year-end review of all the investments by independent valuation firms, exclusive of any TRS underlying portfolio.

In addition, all of our investments are subject to the following valuation process:

•management reviews preliminary valuations and their own independent assessment;
•the audit committee of our board of directors reviews the preliminary valuations of senior management and independent valuation firms; and
•our board of directors discusses valuations and determines the fair value of each investment in our portfolio in good faith based on the input of SIC Advisors, the respective independent valuation firms and the audit committee.

Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of our investments may differ significantly from the values that would have been used had a readily available market value existed for such investments, and the differences could be material. In addition, changes in the market environment (including the impact of COVID-19 on the financial market), portfolio company performance, and other events may occur over the lives of the investments that may cause the gains or losses ultimately realized on these investments to be materially different than the valuations currently assigned.

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

Recent Developments
On July 28, 2020, our board of directors approved a continuation of the suspension of the monthly distributions on the shares of the Company’s common stock. The Company expects to evaluate resumption of monthly distributions at a future date. The Company believes that it is in the best long-term interests of its shareholders to maintain a conservative approach to its distribution policy during this volatile economic environment.

Subsequent to quarter ended June 30, 2020, the global outbreak of the coronavirus (“COVID-19”) pandemic continues to have adverse consequences on the U.S. and global economies. The ultimate economic fallout from the pandemic, and the long-term impact on economies, markets, industries and individual portfolio companies, remains uncertain. As of August 13, 2020, there is no indication of a reportable subsequent event impacting the Company’s financial statements for the quarter ended June 30, 2020. The Company cannot predict the extent to which its financial condition and results of operations will be affected at this time. The potential impact to our results will depend to a large extent on future developments and new information that may emerge regarding the duration and severity of COVID-19. The Company continues to observe and respond to the evolving COVID-19 environment and its potential impact on areas across its business.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are subject to financial market risks, including changes in interest rates. In addition, U.S. and global capital markets and credit markets have experienced a higher level of stress due to the COVID-19 pandemic, which has resulted in an increase in the level of volatility across such markets. As of June 30, 2020, 96.4% of our portfolio investments (based on fair value) paid floating interest rates, while 3.6% paid fixed interest rates and 17.5% were non-income producing investments while 82.5% were income producing investments. A rise in the general level of interest rates can be expected to lead to higher interest rates applicable to any variable rate investments we hold and to declines in the value of any fixed rate investments we hold. In addition, a rise in interest rates may increase the likelihood that a portfolio company defaults on a loan. However, many of our variable rate investments provide for an interest rate floor, which may prevent our interest income from increasing until benchmark interest rates increase beyond a threshold amount. To the extent that a substantial portion of our investments may be in variable rate investments, an increase in interest rates beyond this threshold would make it easier for us to meet or exceed the hurdle rate applicable to the subordinated incentive fee on income under the Investment Advisory Agreement we have entered into with SIC Advisors, and may result in a substantial increase in our net investment income and to the amount of incentive fees payable to SIC Advisors with respect to our increased pre-incentive fee net investment income.

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

Based on our Consolidated Statement of Assets and Liabilities as of June 30, 2020, the following table shows the approximate annual impact on the change in net interest income of hypothetical base rate changes in interest rates, assuming no changes in our investment portfolio and capital structure:

	Change in
Basis point increase/(decrease)	Interest Income (1)	Interest Expense	Net Interest Income
300	$15,404,030	$5,814,392	$9,589,638
200	6,411,002	3,876,261	2,534,741
100	1,276,326	1,938,131	(661,805)
(100)	—	(314,462)	314,462
(200)	—	(314,462)	314,462
(300)	—	(314,462)	314,462
(1)Assumes no defaults or prepayments by portfolio companies over the next twelve months.

We expect that our long-term investments will be financed primarily with equity and debt. If deemed prudent, we may use interest rate risk management techniques in an effort to minimize our exposure to interest rate fluctuations. These techniques may include various interest rate hedging activities to the extent permitted by the 1940 Act. Adverse developments resulting from changes in interest rates or hedging transactions could have a material adverse effect on our business, financial condition and results of operations. During the three months ended June 30, 2020, we did not engage in interest rate hedging activities.

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

On May 11, 2010, the court approved a settlement and dismissed two purported class actions that had been commenced in the Supreme Court of the State of New York, County of New York, by alleged stockholders of Medley Capital Corporation (“MCC”), captioned, respectively, Helene Lax v. Brook Taube, et al., Index No. 650503/2019, and Richard Dicristino, et al. v. Brook Taube, et al., Index No. 650510/2019 (together with the Lax Action, the “New York Actions”). The Company and its wholly owned subsidiary, Sierra Management, Inc. were named as defendants in each complaint, along with Brook Taube, Seth Taube, Jeffrey Tonkel, Arthur S. Ainsberg, Karin Hirtler-Garvey, John E. Mack, Mark Lerdal, Richard T. Allorto, Jr., MCC, and Medley Management Inc. (“MDLY”). The complaints in each of the New York Actions alleged that the individuals named as defendants breached their fiduciary duties in connection with the proposed merger of MCC with and into Sierra, and that the other defendants aided and abetted those alleged breaches of fiduciary duties. Compensatory damages in unspecified amounts were sought. The defendants vigorously denied any wrongdoing or liability with respect to the facts and claims that were asserted, or which could have been asserted, in the New York Actions. None of the Defendants paid any consideration to the plaintiffs in connection with the dismissal. The plaintiffs agreed to dismiss the New York Actions in exchange for MCC’s agreement to pay $50,000 in attorneys’ fees and expenses to plaintiffs’ counsel.

On August 4, 2020, the court approved a settlement and dismissed a purported class action (the “Anderson Action”) pending in the Supreme Court of the State of New York, County of New York, captioned Roger Anderson et al. v. Stephen R. Byers et al., Index No. 652006/2019. Named as defendants were Stephen R. Byers, Oliver T. Kane, Valerie Lancaster-Beal, Brook Taube, Seth Taube, the Company, and Sierra Management, Inc. (collectively, the “Defendants”). The complaint alleged that the Defendants breached their fiduciary duties to stockholders of Sierra Income Corporation in connection with the proposed mergers of MCC with and into the Company and MDLY with and into Sierra Management, Inc., a wholly owned subsidiary of the Company. Compensatory damages in unspecified amounts were sought. The defendants vigorously denied any wrongdoing or liability with respect to the facts and claims which were asserted, or which could have been asserted, in the Anderson Action. None of the Defendants paid any consideration to the plaintiffs in connection with the dismissal. The plaintiff’s attorneys intend to file a motion seeking an award of attorneys’ fees and expenses in an unspecified amount. The Company intends to oppose plaintiff’s attorneys motion for fees and expenses.

Item 1A. Risk Factors
In addition to other information set forth in this report, you should carefully consider the “Risk Factors” discussed in our annual report on Form 10-K for the fiscal year ended December 31, 2019, filed with the SEC on March 20, 2020, which could materially affect our business, financial condition and/or operating results. Other than the items disclosed below, there have been no material changes during the six months ended June 30, 2020 to the risk factors discussed in “Item 1A. Risk Factors” of our annual report on Form 10-K. Additional risks or uncertainties not currently known to us or that we currently deem to be immaterial also may materially affect our business, financial condition and/or operating results.

Certain Risks in the Current Environment

We are currently operating in a period of capital markets disruptions and economic uncertainty. Such market conditions may materially and adversely affect debt and equity capital markets, which may have a negative impact on our business, financial condition and operations.

From time to time, capital markets may experience periods of disruption and instability. The U.S. capital markets have experienced extreme volatility and disruption following the global outbreak of coronavirus (“COVID-19”) that began in December 2019. Some economists and major investment banks have expressed concern that the continued spread of the COVID-19 globally could lead to a world-wide economic downturn. Even after the COVID-19 pandemic subsides, the U.S. economy, as well as most other major economies, may continue to experience a recession, and we anticipate our businesses would be materially and adversely affected by a prolonged recession in the U.S. and other major markets. Disruptions in the capital markets have increased the spread between the yields realized on risk-free and higher risk securities, resulting in illiquidity in parts of the capital markets. The COVID-19 outbreak continues to have, and any future outbreaks could have, an adverse impact on the ability of lenders to originate loans, the volume and type of loans originated, the ability of borrowers to make payments and the volume and type of amendments and waivers granted to borrowers and remedial actions taken in the event of a borrower default, each of which could negatively impact the amount and quality of loans available for investment by the Company and returns to the Company, among other things. With respect to the U.S. credit markets (in particular for middle-market loans), the COVID-19 outbreak has resulted in, and until fully resolved is likely to continue to result in, the following among other things: (i) increased draws by borrowers on revolving lines of credit and other financing instruments; (ii) increased requests by borrowers for amendments and waivers of their credit agreements to avoid default, increased defaults by such borrowers and/or increased difficulty in obtaining refinancing at the maturity dates of their loans; (iii) greater volatility in pricing and spreads and difficulty in valuing loans during periods of increased volatility; and (iv) rapidly evolving proposals and/or actions by state and federal governments to address problems being experienced by the markets and by businesses and the economy in general which will not necessarily adequately address the problems facing the loan market and middle-market businesses. These and future market disruptions and/or illiquidity could have an adverse effect on our business, financial condition, results of operations and cash flows. Unfavorable economic conditions also could increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. These events could limit our investment originations, limit our ability to grow and have a material negative impact on our operating results and the fair values of our debt and equity investments. We may have to access, if available, alternative markets for debt and equity capital, and a severe disruption in the global financial markets, deterioration in credit and financing conditions or uncertainty regarding U.S. government spending and deficit levels or other global economic conditions could have a material adverse effect on our business, financial condition and results of operations.

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

Periods of market volatility have occurred and could continue to occur in response to pandemics or other events outside of our control. These types of events have adversely affected and could continue to adversely affect operating results for us and for our portfolio companies. In December 2019, COVID-19 surfaced in China and has since spread and continues to spread to other countries, including the United States. COVID-19 spread quickly and has been identified as a global pandemic by the World Health Organization The COVID-19 pandemic continues to adversely impact global commercial activity and has contributed to significant volatility in financial markets. In response, beginning in March 2020, in affected jurisdiction including the United States, unprecedented actions were and continue to be taken by governmental authorities and businesses, including quarantines, “stay at home” orders, travel restrictions and bans, and the temporary closure and limited operations of many businesses (including corporate offices, retail stores, restaurants, fitness clubs, manufacturing facilities and factories, and other businesses). The actions to contain the COVID-19 pandemic varied by country and by state in the United States. While state and local governments across the United States have taken steps to re-open their economies by lifting “stay at home” orders and re-opening businesses, a number of states and local governments have needed to pause or slow the re-opening or impose new shut-down orders as the number of cases of COVID-19 has continued to rise. COVID-19 and the resulting economic dislocations have had and continue to have adverse consequences for the business operations and financial performance of some of our portfolio companies, which may, in turn impact the valuation of our investments and have adversely affected, and threaten to continue to adversely affect, our operations. Local, state and federal and numerous non-U.S. governmental authorities have imposed travel restrictions and bans, business closures or limited business operations, and other quarantine measures on businesses and individuals that remain in effect on the date of this Quarterly Report on Form 10-Q. COVID-19 has caused the effective cessation of all business activity deemed non-essential by such governmental authorities. We cannot predict the full impact of COVID-19, including the duration of the closures and restrictions described above. As a result, we are unable to predict the duration of these business and supply-chain disruptions, the extent to which COVID-19 will negatively affect our portfolio companies’ operating results or the impact that such disruptions may have on our results of operations and financial condition. With respect to loans to portfolio companies, the Company will be impacted if, among other things, (i) amendments and waivers are granted (or are required to be granted) to borrowers permitting deferral of loan payments or allowing for PIK interest payments, (ii) borrowers default on their loans, are unable to refinance their loans at maturity, or go out of business, or (iii) the value of loans held by the Company decreases as a result of such events and the uncertainty they cause. Portfolio companies may also be more likely to seek to draw on unfunded commitments we have made, and the risk of being unable to fund such commitments is heightened during such periods. Depending on the duration and extent of the disruption to the business operations of our portfolio companies, we expect some portfolio companies, particularly those in vulnerable industries to experience financial distress and possibly to default on their financial obligations to us and/or their other capital providers. In addition, if such portfolio companies are subjected to prolonged and severe financial distress, we expect some of them to substantially curtail their operations, defer capital expenditures and lay off workers. These developments would be likely to permanently impair their businesses and result in a reduction in the value of our investments in them.

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

Notwithstanding the suspension of the share repurchase program, our board of directors approved the repurchase of shares of our common stock from our stockholders who have requested repurchases in connection with such stockholder’s death or disability. See Note 13 to our consolidated financial statements for more information.

During the three and six months ended June 30, 2020, the Company repurchased 34,086 shares of certain shareholders due to death or disability. The following table provides information concerning our repurchases of shares of our common stock from our stockholders who have requested repurchases in connection with such stockholder’s death or disability during the three and six months ended June 30, 2020:

Period	Total Number of Shares Purchased	Average Price Per Share Paid	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
March 1, 2020 - March 31, 2020	124,861	$5.78	—	—
June 1, 2020 - June 30, 2020	34,086	4.51	—	—
Total	158,947	$5.51	—	—

Item 3. Defaults Upon Senior Securities
None.

Item 4. Mine Safety Disclosures
Not Applicable.

Item 5. Other Information
None.

Item 6. Exhibits

3.1	Articles of Incorporation of the Registrant
3.2	Articles of Amendment of the Registrant
3.3	Articles of Amendment and Restatement of the Registrant
3.4	Second Articles of Amendment and Restatement of the Registrant
3.5	Form of Articles Supplementary Electing to be Subject to Subtitle 8 of the Maryland General Corporation Law
3.6	Form of Bylaws of the Registrant
10.1	Form of Subscription Agreements
10.2	Second Amended and Restated Distribution Reinvestment Plan
10.3	Investment Advisory Agreement
10.4	Custody Agreement
10.5	Form of Administration Agreement
10.6	Form of License Agreement
10.7	Form of Escrow Agreement
10.8	ISDA 2002 Master Agreement, together with the Schedule thereto and Credit Support Annex to such Schedule, each dated as of August 27, 2013, by and between Arbor Funding LLC and Citibank, N.A.

10.9
Amended and Restated Loan Agreement, dated as of September 29, 2017, by and among Alpine Funding LLC as borrower, JPMorgan Chase Bank, National Association, as administrative agent, the Financing Providers from time to time party thereto, SIC Advisors LLC, as the portfolio manager, and the Collateral Administrator, Collateral Agent and Securities Intermediary party thereto

10.10	Fifth Amended and Restated Confirmation Letter Agreement, dated as of September 29, 2017, by and between Arbor Funding LLC and Citibank, N.A.
10.11	Amended and Restated Senior Secured Revolving Credit Agreement among the Company as borrower, the Lenders party thereto, and ING Capital LLC, as Administrative Agent, dated as of August 12, 2016
10.12
Amendment No. 1 to Amended and Restated Senior Secured Revolving Credit Agreement, dated as of February 8, 2019, by and among the Borrower, the lenders from time to time party thereto, the Administrative Agent and, solely for the purposes of Section 2.10 thereof, subsidiary guarantors party thereto

10.13
Amendment No. 2 to Amended and Restated Senior Secured Revolving Credit Agreement, dated as of July 25, 2019, by and among the Borrower, the lenders from time to time party thereto, the Administrative Agent and, solely for purposes of Section 2.10 thereof, subsidiary guarantors thereto

10.14
Amendment No. 3 to Amended and Restated Senior Secured Revolving Credit Agreement, dated as of March 30, 2020 by and among the Borrower, the lenders from time to time party thereto, the Administrative Agent and, solely for purposes of Section 2.10 thereof, subsidiary guarantors thereto

10.15
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

Dated: August 13, 2020	Sierra Income Corporation

	By	/s/ Seth Taube
Seth Taube Chief Executive Officer (Principal Executive Officer)

	By	/s/ Richard T. Allorto, Jr.
Richard T. Allorto, Jr. Chief Financial Officer (Principal Accounting and Financial Officer)