Form 10-Q
period 2020-09-30
Sierra Income Corp
filed 2020-11-16
CIK 1523526

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
_____________________________________________________
Form 10-Q
 ____________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2020
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

Securities registered pursuant to Section 12(b) of the Exchange Act: None

As of November 16, 2020, the Registrant had 102,646,557 shares of common stock, $0.001 par value, outstanding.

Sierra Income Corporation
Consolidated Statements of Assets and Liabilities

	September 30, 2020	December 31, 2019
ASSETS	(unaudited)
Investments at fair value
Non-controlled/non-affiliated investments (amortized cost of $539,165,342 and $651,393,473 respectively)	$471,334,465	$567,402,503
Controlled/affiliated investments (amortized cost of $186,912,883 and $146,639,688 respectively)	123,297,345	108,221,427
Investments at fair value	594,631,810	675,623,930
Cash and cash equivalents	85,633,867	225,316,656
Prepaid expenses and other assets	5,418,898	1,790,983
Interest receivable from investments	3,991,537	8,137,227
Unsettled trades receivable	602,852	20,481
Deferred transaction costs (Note 2)	—	14,993,778
Total assets	$690,278,964	$925,883,055

LIABILITIES
Revolving credit facilities payable (net of deferred financing costs of $347,588 and $2,235,279, respectively) (Note 6)	$179,652,412	$325,864,721
Base management fees payable (Note 7)	3,021,491	4,060,518
Accounts payable and accrued expenses	2,219,321	2,131,765
Deferred tax liability	1,043,072	240,935
Interest payable	624,370	1,612,981
Administrator fees payable (Note 7)	431,598	381,923
Transaction costs payable	31,561	527,491
Total liabilities	187,023,825	334,820,334

Commitments (Note 11)

NET ASSETS
Common shares, par value $0.001 per share, 250,000,000 common shares authorized, 102,571,371 and 102,282,366 common shares issued and outstanding, respectively	102,571	102,282
Capital in excess of par value	870,963,784	869,567,685
Total distributable earnings/(loss)	(367,811,216)	(278,607,246)
Total net assets	503,255,139	591,062,721
Total liabilities and net assets	$690,278,964	$925,883,055
NET ASSET VALUE PER COMMON SHARE	$4.91	$5.78
See accompanying notes to consolidated financial statements.

Sierra Income Corporation
Consolidated Statements of Operations
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
INVESTMENT INCOME
Interest and dividend income from investments
Non-controlled/non-affiliated investments:
Cash	$9,056,470	$13,472,014	$27,065,042	$46,799,144
Payment-in-kind	76,164	1,054,823	1,086,053	2,678,228
Controlled/affiliated investments:
Cash	3,485,580	2,119,902	5,302,961	7,725,784
Payment-in-kind	118,805	762,611	349,196	1,459,285
Total interest and dividend income	12,737,019	17,409,350	33,803,252	58,662,441
Fee income (Note 12)	187,629	339,621	622,262	3,269,507
Interest from cash and cash equivalents	10,671	411,854	1,386,070	1,045,900
Total investment income	12,935,319	18,160,825	35,811,584	62,977,848
EXPENSES
Interest and financing expenses	2,106,105	5,078,781	9,848,708	15,744,248
Base management fees (Note 7)	3,021,491	4,180,333	9,217,687	12,957,961
General and administrative expenses	1,680,990	1,556,514	11,959,187	4,076,507
Professional fees (Note 11)	(416,913)	407,094	10,790,405	1,412,549
Administrator expenses (Note 7)	431,598	998,134	1,822,255	2,156,557
Incentive Fees (Note 7)	—	176,061	—	176,061
Offering costs	30,816	6,322	35,973	42,158
Total expenses	6,854,087	12,403,239	43,674,215	36,566,041
NET INVESTMENT INCOME/(LOSS)	6,081,232	5,757,586	(7,862,631)	26,411,807
REALIZED AND UNREALIZED GAIN/(LOSS) ON INVESTMENTS
Net realized gain/(loss) from non-controlled/non-affiliated investments	(53,622,479)	99,549	(61,903,159)	(9,599,817)
Net realized gain/(loss) from controlled/affiliated investments	1,147,844	(19,820,718)	1,380,236	(16,050,275)
Net realized gain/(loss) on total return swap (Note 5)	—	—	—	(9,323,516)
Net change in unrealized appreciation/(depreciation) on non-controlled/non-affiliated investments	82,610,010	(20,878,806)	16,159,235	(11,492,125)
Net change in unrealized appreciation/(depreciation) on controlled/affiliated investments	(3,128,947)	16,472,843	(25,197,277)	(6,981,230)
Net change in unrealized appreciation/(depreciation) on total return swap (Note 5)	—	—	—	6,524,904
Change in provision for deferred taxes on unrealized appreciation/(depreciation) on investments	(749,289)	(442,842)	(802,137)	(442,842)
Loss on extinguishment of debt (see Note 6)	(217,950)	—	(217,950)	—
Net realized and unrealized gain/(loss) on investments	26,039,189	(24,569,974)	(70,581,052)	(47,364,901)
NET INCREASE/(DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS	$32,120,421	$(18,812,388)	$(78,443,683)	$(20,953,094)
WEIGHTED AVERAGE - BASIC AND DILUTED EARNINGS/(LOSS) PER COMMON SHARE	$0.31	$(0.19)	$(0.76)	$(0.21)
WEIGHTED AVERAGE - BASIC AND DILUTED NET INVESTMENT INCOME/(LOSS) PER COMMON SHARE	$0.06	$0.06	$(0.08)	$0.26
WEIGHTED AVERAGE COMMON STOCK OUTSTANDING - BASIC AND DILUTED (NOTE 10)	102,742,489	101,035,420	102,771,213	100,116,493
DISTRIBUTIONS DECLARED PER COMMON SHARE	$—	$0.16	$0.11	$0.48

See accompanying notes to the consolidated financial statements.

Sierra Income Corporation
Consolidated Statements of Changes in Net Assets
(unaudited)

	Common Stock		Paid in Capital	Distributable	Total
	Shares	Par Amount	in Excess of Par	Earnings	Net Assets
Balance at June 30, 2020	102,833,465	$102,833	$872,534,843	$(399,878,756)	$472,758,920
Net increase (decrease) in net assets resulting from operations:
Net investment income/(loss)	—	—	—	6,081,232	6,081,232
Net realized gain (loss) on investments	—	—	—	(52,474,635)	(52,474,635)
Net change in unrealized appreciation/(depreciation) on investments	—	—	—	79,481,063	79,481,063
Net loss on extinguishment of debt	—	—	—	(217,950)	(217,950)
Change in provision for deferred taxes on unrealized appreciation/(depreciation) on investments	—	—	—	(749,289)	(749,289)
Shareholder distributions:
Issuance of common shares pursuant to distribution reinvestment plan	62,042	61	(61)	—	—
Repurchase of common shares	(324,136)	(323)	(1,570,998)	—	(1,571,321)
Distributions from earnings	—	—	—	(52,881)	(52,881)
Total increase/(decrease) for the three months ended September 30, 2020	(262,094)	(262)	(1,571,059)	32,067,540	30,496,219
Balance at September 30, 2020	102,571,371	$102,571	$870,963,784	$(367,811,216)	$503,255,139

Balance at December 31, 2019	102,282,366	$102,282	$869,567,685	$(278,607,246)	$591,062,721
Net increase/(decrease) in net assets resulting from operations:
Net investment income/(loss)	—	—	—	(7,862,631)	(7,862,631)
Net realized gain/(loss) on investments	—	—	—	(60,522,923)	(60,522,923)
Net change in unrealized appreciation/(depreciation) on investments	—	—	—	(9,038,042)	(9,038,042)
Net loss on extinguishment of debt	—	—	—	(217,950)	(217,950)
Change in provision for deferred taxes on unrealized appreciation/(depreciation) on investments	—	—	—	(802,137)	(802,137)
Shareholder distributions:
Issuance of common shares pursuant to distribution reinvestment plan	772,088	772	3,842,359	—	3,843,131
Repurchase of common shares	(483,083)	(483)	(2,446,260)	—	(2,446,743)
Distributions from earnings	—	—	—	(10,760,287)	(10,760,287)
Total increase/(decrease) for the nine months ended September 30, 2020	289,005	289	1,396,099	(89,203,970)	(87,807,582)
Balance at September 30, 2020	102,571,371	$102,571	$870,963,784	$(367,811,216)	$503,255,139

Balance at June 30, 2019	100,462,586	$100,463	$870,982,780	$(230,646,698)	$640,436,545
Net increase (decrease) in net assets resulting from operations:
Net investment income/(loss)	—	—	—	5,757,586	5,757,586
Net realized gain (loss) on investments	—	—	—	(19,721,169)	(19,721,169)
Net change in unrealized appreciation/(depreciation) on investments	—	—	—	(4,405,963)	(4,405,963)
Change in provision for deferred taxes on unrealized appreciate/(depreciation) on investments	—	—	—	(442,842)	(442,842)
Shareholder distributions:
Issuance of common shares pursuant to distribution reinvestment plan	1,012,527	1,012	6,019,307	—	6,020,319
Repurchase of common shares	(144,356)	(144)	(919,408)	—	(919,552)
Distributions from earnings	—	—	—	(16,114,177)	(16,114,177)
Total increase (decrease) for the three months ended September 30, 2019	868,171	868	5,099,899	(34,926,565)	(29,825,798)
Balance at September 30, 2019	101,330,757	$101,331	$876,082,679	$(265,573,263)	$610,610,747

Balance at December 31, 2018	98,502,907	$98,503	$858,699,757	$(196,718,061)	$662,080,199
Net increase/(decrease) in net assets resulting from operations:
Net investment income/(loss)	—	—	—	26,411,807	26,411,807
Net realized gain/(loss) on investments	—	—	—	(25,650,092)	(25,650,092)
Net realized gain/(loss) on total return swap (Note 5)	—	—	—	(9,323,516)	(9,323,516)
Net change in unrealized appreciation/(depreciation) on investments	—	—	—	(18,473,355)	(18,473,355)
Net change in unrealized appreciation/(depreciation) on total return swap (Note 5)	—	—	—	6,524,904	6,524,904
Change in provision for deferred taxes on unrealized appreciation/(depreciation) on investments	—	—	—	(442,842)	(442,842)
Shareholder distributions:
Issuance of common shares pursuant to distribution reinvestment plan	2,972,206	2,972	18,302,330	—	18,305,302
Repurchase of common shares	(144,356)	(144)	(919,408)	—	(919,552)
Distributions from earnings	—	—	—	(47,902,108)	(47,902,108)
Total increase/(decrease) for the nine months ended September 30, 2019	2,827,850	2,828	17,382,922	(68,855,202)	(51,469,452)
Balance at September 30, 2019	101,330,757	$101,331	$876,082,679	$(265,573,263)	$610,610,747
See accompanying notes to consolidated financial statements.

Sierra Income Corporation
Consolidated Statements of Cash Flows
(unaudited)

	Nine Months Ended September 30,
	2020	2019

Cash flows from operating activities
NET INCREASE/(DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS:	$(78,443,683)	$(20,953,094)
ADJUSTMENT TO RECONCILE NET INCREASE/(DECREASE) IN NET ASSETS FROM OPERATIONS TO NET CASH PROVIDED BY/(USED IN) OPERATING ACTIVITIES:
Payment-in-kind interest income	(1,435,249)	(4,137,513)
Net amortization of premium on investments	208,642	(1,260,667)
Amortization of deferred financing costs	1,756,424	1,447,271
Net realized (gain)/loss on investments	60,522,923	25,650,096
Net change in unrealized (appreciation)/depreciation on investments	9,038,042	18,473,355
Net change in unrealized (appreciation)/depreciation on total return swap (Note 5)	—	(6,524,904)
Purchases and originations	(89,377,350)	(191,474,286)
Proceeds from sale of investments and principal repayments	102,035,112	339,279,120
Loss on extinguishment of debt	217,950	—
(Increase)/decrease in operating assets:
Unsettled trades receivable	(582,371)	1,528,645
Interest receivable from investments	4,145,690	403,991
Receivable due on total return swap (Note 5)	—	113,252
Deferred transaction costs	14,993,778	(6,505,568)
Prepaid expenses and other assets	(3,627,915)	354,156
Increase/(decrease) in operating liabilities:
Unsettled trades payable	—	7,292,149
Base management fee payable	(1,039,027)	(310,901)
Transaction costs payable	(495,930)	472,351
Accounts payable and accrued expenses	87,556	(636,110)
Administrator fees payable	49,675	308,423
Interest payable	(988,611)	(174,140)
Deferred tax liability	802,137	442,842
NET CASH PROVIDED BY/(USED IN) OPERATING ACTIVITIES	17,867,793	163,788,468
Cash flows from financing activities:
Repayments of revolving credit facility	(148,100,000)	(26,900,000)
Payment of cash distributions	(6,917,156)	(29,596,806)
Financing costs paid	(86,683)	(646,537)
Repurchase of common shares	(2,446,743)	(919,552)
NET CASH PROVIDED BY/(USED IN) FINANCING ACTIVITIES	(157,550,582)	(58,062,895)
TOTAL INCREASE/(DECREASE) IN CASH	(139,682,789)	105,725,573
CASH, CASH EQUIVALENTS AND CASH COLLATERAL ON TOTAL RETURN SWAP AT BEGINNING OF PERIOD	225,316,656	86,481,495
CASH, CASH EQUIVALENTS AND CASH COLLATERAL ON TOTAL RETURN SWAP AT END OF PERIOD (1)	$85,633,867	$192,207,068
Supplemental Information:
Cash paid during the period for interest	$8,862,945	$14,471,117
Supplemental non-cash information:
Non-cash purchase of investments	$17,129,481	$20,819,610
Non-cash sale of investments	17,129,481	20,819,610
Issuance of common shares in connection with distribution reinvestment plan	$3,843,131	$18,305,302
(1)    Includes cash and cash equivalents of $85,633,867 and $192,205,852 and cash collateral on total return swap of $0 and $1,216 as of September 30, 2020 and 2019, respectively.
See accompanying notes to consolidated financial statements.

Sierra Income Corporation
Consolidated Schedule of Investments
As of September 30, 2020
(unaudited)

Company(1)(2)	Industry	Type of Investment	Maturity	Par Amount	Cost	Fair Value	% of Net Assets(3)
Non-controlled/non-affiliated investments – 93.7%							503,255,139
AAAHI Acquisition Corporation	Transportation: Consumer	Senior Secured First Lien Term Loan LIBOR + 6.250%, 1.000% Floor (4)(5)	12/10/2023	$7,122,488	$7,122,488	$4,985,742	1.0%
				7,122,488	7,122,488	4,985,742
Alpine SG, LLC	High Tech Industries	Senior Secured First Lien Revolving Credit Facility LIBOR + 5.750%, 1.000% Floor (4)(5)	11/16/2022	1,000,000	1,000,000	947,200	0.2%
		Senior Secured First Lien Delayed Draw Term Loan LIBOR + 6.500%, 1.000% Floor (4)(5)	11/16/2022	6,165,725	6,165,623	5,840,174	1.2%
		Senior Secured First Lien Term Loan LIBOR + 6.500%, 1.000% Floor (4)(5)	11/16/2022	12,529,258	12,516,551	11,867,713	2.4%
		Senior Secured First Lien Term Loan LIBOR + 8.500%, 1.000% Floor (4)(5)	11/16/2022	1,262,051	1,227,020	1,262,051	0.3%
				20,957,034	20,909,194	19,917,138
American Dental Partners, Inc.	Healthcare & Pharmaceuticals	Senior Secured Second Lien Term Loan LIBOR + 8.500%, 1.000% Floor (4)(5)	9/25/2023	4,893,750	4,893,750	4,404,375	0.9%
				4,893,750	4,893,750	4,404,375
Amerijet Holdings, Inc.	Transportation: Cargo	Senior Secured First Lien Term Loan LIBOR + 8.000%, 1.000% Floor (5)(7)	7/15/2021	3,158,769	3,158,769	3,145,186	0.6%
				3,158,769	3,158,769	3,145,186
AMMC CLO 22, Limited Series 2018-22A	Multi-Sector Holdings	Subordinated Notes 13.269% effective yield (8)(9)(10)	4/25/2031	7,222,000	5,530,123	4,182,260	0.8%
				7,222,000	5,530,123	4,182,260
Answers Finance, LLC	High Tech Industries	Common Stock - 389,533 shares (11)		—	5,076,376	493,437	0.1%
				—	5,076,376	493,437
Apidos CLO XXIV, Series 2016-24A	Multi-Sector Holdings	Subordinated Notes 8.756% effective yield (5)(8)(9)(10)	7/20/2027	18,357,647	10,775,274	8,626,258	1.7%
				18,357,647	10,775,274	8,626,258
Avantor, Inc.	Wholesale	Common Stock - 1,080,301 shares (5)(9)(11)(12)		—	19,001,718	24,432,439	4.9%
				—	19,001,718	24,432,439
Aviation Technical Services, Inc.	Aerospace & Defense	Senior Secured Second Lien Term Loan LIBOR + 8.500%, 1.000% Floor (4)(5)	3/31/2022	25,000,000	25,000,000	22,500,000	4.5%
				25,000,000	25,000,000	22,500,000
BRG Sports, Inc.	Consumer Goods: Durable	Senior Secured First Lien Term Loan LIBOR + 6.250%, 1.000% Floor (5)(7)	6/15/2023	3,722,572	3,715,869	3,592,282	0.7%
				3,722,572	3,715,869	3,592,282
Brook & Whittle Holding Corp.	Containers, Packaging & Glass	Senior Secured First Lien Term Loan LIBOR + 5.250%, 1.000% Floor (4)(5)	10/17/2024	2,976,219	2,965,014	2,920,861	0.6%
		Senior Secured First Lien Delayed Draw Term Loan LIBOR + 5.250%, 1.000% Floor (4)(5)	10/17/2024	699,967	697,332	686,948	0.1%
				3,676,186	3,662,346	3,607,809
Callaway Golf Company	Consumer Goods: Durable	Senior Secured First Lien Term Loan LIBOR + 4.500%, 1.000% Floor(5)(7)	1/4/2026	46,125	45,518	46,167	0.0%
				46,125	45,518	46,167
Centauri Group Holdings, LLC	High Tech Industries	Senior Secured First Lien Term Loan LIBOR + 5.250%, 1.000% Floor(4)	2/12/2024	9,953,669	9,939,800	9,953,669	2.0%
				9,953,669	9,939,800	9,953,669
CM Finance SPV LLC	Banking, Finance, Insurance & Real Estate	Subordinated Notes 3.000% (5)	6/24/2021	35,600	35,600	35,600	0.0%
				35,600	35,600	35,600

Company(1)(2)	Industry	Type of Investment	Maturity	Par Amount	Cost	Fair Value	% of Net Assets(3)
CPI International, Inc.	Aerospace & Defense	Senior Secured Second Lien Term Loan LIBOR + 7.250%, 1.000% Floor (5)(7)	7/28/2025	8,575,302	8,558,035	7,300,155	1.5%
				8,575,302	8,558,035	7,300,155
CT Technologies Intermediate Holdings, Inc.	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loan LIBOR + 4.250%, 1.000% Floor (5)(7)	12/1/2021	964,377	895,851	924,355	0.2%
				964,377	895,851	924,355
DataOnline Corp.	High Tech Industries	Revolving Credit Facility LIBOR + 5.500%, 1.000% Floor (4)(5)(6)	11/13/2025	1,607,143	1,607,143	1,531,072	0.3%
		Senior Secured First Lien Term Loan LIBOR + 5.500%, 1.000% Floor (4)(5)(6)	11/13/2025	14,887,500	14,887,500	14,358,994	2.9%
				16,494,643	16,494,643	15,890,066
Delta Air Lines, Inc.	Transportation: Consumer	Senior Secured First Lien Notes 4.750% (5)(9)	12/1/2021	1,000,000	1,000,000	990,000	0.2%
				1,000,000	1,000,000	990,000
DirectBuy Home Improvement, Inc.	Retail	Subordinated notes LIBOR + 6.500%, 1.000% Floor (5)(7)(13)	6/20/2022	260,919	244,752	39,138	0.0%
		Common Stock - 191,678 shares (5)(11)		—	75,340	—	0.0%
				260,919	320,092	39,138
Dryden 38 Senior Loan Fund, Series 2015-38A	Multi-Sector Holdings	Subordinated Notes 13.064% effective yield (8)(9)(10)	7/15/2027	7,000,000	4,431,843	3,317,300	0.7%
				7,000,000	4,431,843	3,317,300
Dryden 43 Senior Loan Fund, Series 2016-43A	Multi-Sector Holdings	Subordinated Notes 10.079% effective yield (5)(8)(9)(10)	7/20/2029	3,620,000	2,590,718	1,847,648	0.4%
				3,620,000	2,590,718	1,847,648
Dryden 49 Senior Loan Fund, Series 2017-49A	Multi-Sector Holdings	Subordinated Notes 10.917% effective yield (5)(8)(9)(10)	7/18/2030	17,233,288	12,790,661	8,351,251	1.7%
				17,233,288	12,790,661	8,351,251
Envision Healthcare Corporation	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loan LIBOR + 3.750%, 1.000% Floor (5)(7)	10/10/2025	49,125	32,676	35,380	0.0%
				49,125	32,676	35,380
First Boston Construction Holdings, LLC	Banking, Finance, Insurance & Real Estate	Senior secured first lien notes 12.000% (5)	2/23/2023	7,473,750	7,473,750	7,316,054	1.5%
		Preferred Equity - 2,304,406 units (5)(11)		—	1,868,438	1,307,906	0.3%
				7,473,750	9,342,188	8,623,960
Friedrich Holdings, Inc.	Construction & Building	Senior Secured First Lien Term Loan LIBOR + 6.000%, 1.000% Floor (5)(7)	2/7/2023	10,447,750	10,447,750	10,205,362	2.0%
				10,447,750	10,447,750	10,205,362
Glass Mountain Pipeline Holdings, LLC	Energy: Oil & Gas	Senior Secured First Lien Term Loan LIBOR + 4.500%, 1.000% Floor (5)(7)	12/23/2024	48,750	22,407	26,145	0.0%
				48,750	22,407	26,145
GK Holdings, Inc.	Services: Business	Senior Secured Second Lien Term Loan LIBOR + 10.250%, 1.000% Floor (4)(13)	1/20/2022	10,000,000	10,000,000	5,000,000	1.0%
				10,000,000	10,000,000	5,000,000
Golden West Packaging Group LLC	Forest Products & Paper	Senior Secured First Lien Term Loan LIBOR + 5.750%, 1.000% Floor (5)(7)	6/20/2023	1,409,621	1,409,621	1,374,380	0.3%
				1,409,621	1,409,621	1,374,380
Holland Acquisition Corp.	Energy: Oil & Gas	Senior Secured First Lien Term Loan LIBOR + 9.000%, 1.000% Floor (4)(13)(14)	5/29/2020	3,857,305	3,733,979	108,310	0.0%
				3,857,305	3,733,979	108,310
Hylan Datacom & Electrical LLC	Construction & Building	Senior Secured First Lien Term Loan LIBOR + 9.500%, 1.000% Floor (4)(5)	7/25/2021	15,083,811	15,083,811	10,860,344	2.2%
				15,083,811	15,083,811	10,860,344
Impact Group, LLC	Services: Business	Senior Secured First Lien Term Loan LIBOR + 6.500%, 1.000% Floor (4)(5)	6/27/2023	5,749,935	5,749,935	5,347,439	1.1%

Company(1)(2)	Industry	Type of Investment	Maturity	Par Amount	Cost	Fair Value	% of Net Assets(3)
				5,749,935	5,749,935	5,347,439
Innovative XCessories & Services, LLC	Automotive	Senior Secured First Lien Term Loan LIBOR + 5.000%, 1.000% Floor(5)(7)	3/5/2027	2,984,622	2,957,091	2,944,628	0.6%
				2,984,622	2,957,091	2,944,628
Interflex Acquisition Company, LLC	Containers, Packaging & Glass	Senior Secured First Lien Term Loan LIBOR + 9.000%, 1.000% Floor (5)(7)	8/18/2022	11,735,453	11,724,485	11,627,487	2.3%
				11,735,453	11,724,485	11,627,487
Iqor US Inc.	Services: Business	Senior Secured First Lien Term Loan LIBOR + 10.000%, 1.000% Floor (4)(5)	12/10/2020	1,875,364	1,746,447	1,875,364	0.4%
		Senior Secured First Lien Term Loan LIBOR + 5.000%, 1.000% Floor (4)(5)(13)	4/1/2021	20,182,861	19,505,318	13,112,805	2.6%
				22,058,225	21,251,765	14,988,169
Isagenix International, LLC	Wholesale	Senior Secured First Lien Term Loan LIBOR + 5.750%, 1.000% Floor (4)(5)	6/16/2025	1,809,946	1,777,388	921,805	0.2%
				1,809,946	1,777,388	921,805
Isola USA Corp.	High Tech Industries	Senior Secured Second Lien Term Loan LIBOR + 9.500%, 1.000% Floor, PIK (4)(6)(13)	1/2/2023	11,090,333	7,044,904	7,208,716	1.4%
		Common Units - 10,283,782 units (11)		—	—	—	0.0%
				11,090,333	7,044,904	7,208,716
JFL-WCS Partners, LLC	Environmental Industries	Preferred Units - 618,876 6.000%, PIK (5)		—	709,806	709,806	0.1%
		Common Units - 68,764 units (5)(11)		—	98,052	2,464,420	0.5%
				—	807,858	3,174,226
Keystone Acquisition Corp.	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loan LIBOR + 5.250%, 1.000% Floor (4)(5)	5/1/2024	1,788,741	1,737,972	1,614,338	0.3%
		Senior Secured Second Lien Term Loan LIBOR + 9.250%, 1.000% Floor (4)(5)	5/1/2025	7,000,000	6,917,603	6,003,200	1.2%
				8,788,741	8,655,575	7,617,538
LogMeIn, Inc.	High Tech Industries	Senior Secured First Lien Term Loan LIBOR + 7.750%(5)(7)(9)	8/31/2027	1,000,000	980,164	965,500	0.2%
				1,000,000	980,164	965,500
Magnetite XIX, Limited	Multi-Sector Holdings	Subordinated Notes LIBOR + 7.610% (4)(8)(9)(10)	7/17/2030	2,000,000	1,894,263	1,421,800	0.3%
		Subordinated Notes 9.344% effective yield (5)(8)(9)(10)	7/17/2030	13,730,209	9,745,097	7,110,875	1.4%
				15,730,209	11,639,360	8,532,675
Manna Pro Products, LLC	Consumer Goods: Non-durable	Senior Secured First Lien Term Loan LIBOR + 6.000%, 1.000% Floor (5)(7)	12/8/2023	4,052,083	4,052,083	3,885,139	0.8%
		Senior Secured First Lien Delayed Draw Term Loan LIBOR + 6.000%, 1.000% Floor (5)(7)	12/8/2023	822,917	822,917	789,012	0.2%
				4,875,000	4,875,000	4,674,151
Midwest Physician Administrative Services, LLC	Healthcare & Pharmaceuticals	Senior Secured Second Lien Term Loan LIBOR + 7.000%, 1.000% Floor (7)	8/15/2025	2,000,000	1,931,862	1,794,200	0.4%
				2,000,000	1,931,862	1,794,200
Novetta Solutions, LLC	High Tech Industries	Senior Secured First Lien Term Loan LIBOR + 5.000%, 1.000% Floor(4)(5)	10/17/2022	1,564,886	1,521,792	1,523,323	0.3%
		Senior Secured Second Lien Term Loan LIBOR + 8.500%, 1.000% Floor (4)(5)	10/16/2023	11,000,000	10,948,328	10,458,800	2.1%
				12,564,886	12,470,120	11,982,123
Offen Inc.	Transportation: Cargo	Senior Secured First Lien Term Loan LIBOR + 5.000% (4)(5)(6)	6/21/2026	2,901,327	2,868,703	2,795,904	0.6%
				2,901,327	2,868,703	2,795,904
Path Medical, LLC	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loan LIBOR + 9.500%, 1.000% Floor (4)(5)	10/11/2021	7,872,000	7,872,000	7,872,000	1.6%

Company(1)(2)	Industry	Type of Investment	Maturity	Par Amount	Cost	Fair Value	% of Net Assets(3)
		Senior Secured First Lien Term Loan LIBOR + 13.000%, 1.000% Floor (4)(5)(13)	10/11/2021	10,376,555	8,860,931	9,057,695
		Warrants - 36,716 warrants(5)(11)	1/9/2027	—	669,709	—	0.0%
				18,248,555	17,402,640	16,929,695
PetroChoice Holdings, Inc.	Chemicals, Plastics & Rubber	Senior Secured Second Lien Term Loan LIBOR + 8.750%, 1.000% Floor (4)(5)	8/21/2023	9,000,000	9,000,000	7,091,100	1.4%
				9,000,000	9,000,000	7,091,100
Polymer Solutions Group Holdings, LLC	Chemicals, Plastics & Rubber	Senior Secured First Lien Term Loan LIBOR + 7.000%, 1.000% Floor (5)(7)	6/30/2021	1,073,054	1,067,964	1,056,958	0.2%
				1,073,054	1,067,964	1,056,958
Project Silverback Holdings Corp.	High Tech Industries	Senior Secured First Lien Term Loan LIBOR + 3.500%, 1.000% Floor (4)	8/21/2024	4,850,000	4,387,016	4,583,250	0.9%
				4,850,000	4,387,016	4,583,250
Proppants Holdings, LLC	Energy: Oil & Gas	Common Units - 161,852 units (11)		—	874,363	323,704	0.1%
		Common Units - 161,852 units (11)		—	8,832	—	0.0%
				—	883,195	323,704
PT Network, LLC	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loan LIBOR + 5.500%, 1.000% Floor (4)(5)	11/30/2023	8,051,400	7,679,493	7,246,260	1.4%
		Membership Units - 1.441 units (5)(11)		—	—	—	0.0%
				8,051,400	7,679,493	7,246,260
RateGain Technologies, Inc.	Hotel, Gaming & Leisure	Subordinated Notes (5)(11)(14)	7/31/2020	440,050	440,050	—	0.0%
		Subordinated Notes (5)(11)	7/31/2021	476,190	476,190	—	0.0%
				916,240	916,240	—
Redwood Services Group, LLC	Services: Business	Senior Secured First Lien Term Loan LIBOR + 6.000%, 1.000% Floor (5)(7)	6/6/2023	12,643,559	12,643,559	12,268,046	2.4%
		Senior Secured First Lien Term Loan LIBOR + 8.500%, 1.000% Floor (5)(7)	6/6/2023	10,757,888	10,738,682	10,467,594	2.1%
		Revolving Credit Facility LIBOR + 6.000%, 1.000% Floor (5)(6)(7)	6/6/2023	1,150,000	1,150,000	1,063,750	0.2%
				24,551,447	24,532,241	23,799,390
Resolute Investment Managers, Inc.	Banking, Finance, Insurance & Real Estate	Senior Secured Second Lien Term Loan LIBOR + 7.500%, 1.000% Floor (4)(5)	4/30/2023	8,000,000	7,968,478	7,507,200	1.5%
				8,000,000	7,968,478	7,507,200
Rhombus Cinema Holdings, LP	Media: Diversified & Production	Preferred Equity 10.000% - 7,449 shares (5)(13)		—	4,584,207	—	0.0%
		Common Units - 3,163 units (5)(8)(11)		—	3,162,793	—	0.0%
				—	7,747,000	—
RTIC Subsidiary Holdings, LLC	Consumer Goods: Durable	Senior Secured First Lien Term Loan LIBOR + 7.750%, 1.250% Floor (4)(5)	9/1/2025	10,000,000	10,000,000	10,000,000	2.0%
		Class A preferred Units - 142.50 units (11)		—	142,500	142,500	0.0%
		Class B preferred Units - 142.50 units (11)		—	142,500	142,500	0.0%
		Class A common Units - 150.00 units (11)		—	15,000	15,000	0.0%
				10,000,000	10,300,000	10,300,000
SavATree, LLC	Environmental Industries	Senior Secured First Lien Term Loan LIBOR + 5.000%, 1.000% Floor (4)(5)	6/2/2022	4,292,278	4,292,278	4,242,916	0.8%
				4,292,278	4,292,278	4,242,916
SFP Holding, Inc.	Construction & Building	Senior Secured First Lien Term Loan LIBOR + 6.250%, 1.000% Floor (4)(5)(6)	9/1/2022	11,230,671	11,208,137	11,080,528	2.2%
		Senior Secured First Lien Delayed Draw Term Loan LIBOR + 6.250%, 1.000% Floor (4)(5)(6)	9/1/2022	2,992,875	2,992,875	2,965,875	0.6%

Company(1)(2)	Industry	Type of Investment	Maturity	Par Amount	Cost	Fair Value	% of Net Assets(3)
		Equity - 0.803% of outstanding equity (5)(11)		—	711,698	462,604	0.1%
				14,223,546	14,912,710	14,509,007
Shift4 Payments, LLC	Banking, Finance, Insurance & Real Estate	Senior Secured First Lien Term Loan LIBOR + 4.500%, 1.000% Floor (4)(5)	11/29/2024	4,653,610	4,625,481	4,622,431	0.9%
				4,653,610	4,625,481	4,622,431
Simplified Logistics, LLC	Services: Business	Senior Secured First Lien Term Loan LIBOR + 6.500%, 1.000% Floor (4)(5)	2/28/2022	18,341,686	18,341,686	17,870,305	3.6%
		Revolving Credit Facility LIBOR + 6.500%, 1.000% Floor (4)(5)(6)	2/28/2022	3,533,333	3,533,333	3,411,333	0.7%
				21,875,019	21,875,019	21,281,638
SMART Financial Operations, LLC	Retail	Preferred Equity - 1,000,000 units (5)(11)		—	1,000,000	490,000	0.1%
				—	1,000,000	490,000
Smile Doctors, LLC	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loan LIBOR + 6.000%, 1.000% Floor (4)(5)(6)	10/6/2022	13,584,273	13,562,229	13,100,279	2.6%
				13,584,273	13,562,229	13,100,279
Sound Point CLO XX, Ltd.	Multi-Sector Holdings	Subordinated Notes 9.080% effective yield (5)(8)(9)(10)	7/26/2031	4,489,000	3,631,736	2,424,060	0.5%
				4,489,000	3,631,736	2,424,060
Starfish Holdco, LLC	High Tech Industries	Senior Secured Second Lien Term Loan LIBOR + 9.000%, 1.000% Floor (4)(5)	8/18/2025	2,000,000	1,981,339	1,853,000	0.4%
				2,000,000	1,981,339	1,853,000
Sungard AS New Holdings, LLC	Services: Business	Senior Secured First Lien Term Loan LIBOR + 4.000%, 1.000% Floor, 2.500% PIK (4)(13)	11/3/2022	5,079,532	4,870,002	1,828,631	0.4%
		Senior Secured First Lien Term Loan LIBOR + 7.500%, 1.000% Floor (4) (6)	2/3/2022	941,253	920,414	782,667	0.2%
		Membership units - 73,135 units (11)		—	2,163,076	73,135	0.0%
				6,020,785	7,953,492	2,684,433
Team Car Care, LLC	Automotive	Senior Secured First Lien Term Loan LIBOR + 8.000%, 1.000% Floor (4)(5)	2/23/2023	13,760,882	13,760,882	13,427,869	2.7%
				13,760,882	13,760,882	13,427,869
The Octave Music Group, Inc.	Media: Diversified & Production	Senior Secured First Lien Term Loan LIBOR + 5.250%, 1.000% Floor (5)(7)	5/29/2025	7,862,069	7,791,849	6,761,379	1.3%
				7,862,069	7,791,849	6,761,379
True Religion Apparel, Inc.	Retail	Senior Secured First Lien Term Loan 10.000% (13)	10/27/2022	179,437	133,654	12,094	0.0%
		Common Stock - 2,448 shares (11)		—	—	—	0.0%
		Warrants - 1,122 warrants (11)		—	—	—	0.0%
				179,437	133,654	12,094
Velocity Pooling Vehicle, LLC	Automotive	Senior Secured First Lien Term Loan LIBOR + 11.000%, 1.000% Floor (5)(7)	4/28/2023	871,784	835,184	871,784	0.2%
		Common units - 4,676 units (5)(11)		—	259,932	11,035	0.0%
		Warrants - 5,591 warrants(5)(11)	3/30/2028	—	310,802	13,195	0.0%
				871,784	1,405,918	896,014
VOYA CLO 2016-2, LTD.	Multi-Sector Holdings	Subordinated Notes 2.581% effective yield (5)(8)(9)(10)	7/19/2028	11,088,290	7,674,547	4,173,632	0.8%
				11,088,290	7,674,547	4,173,632
VOYA CLO 2015-2, LTD.	Multi-Sector Holdings	Subordinated Notes 0.202% effective yield (5)(8)(9)(10)	7/19/2028	10,735,659	6,202,832	3,005,985	0.6%
				10,735,659	6,202,832	3,005,985
Walker Edison Furniture Company LLC	Consumer Goods: Durable	Senior Secured First Lien Term Loan LIBOR + 6.500%, 1.000% Floor (4)(5)	9/26/2024	14,343,750	14,343,750	14,343,750	2.9%
		Senior Secured First Lien Term Loan 8.750%, (4)(5)	9/26/2024	1,987,500	1,987,500	1,987,500	0.4%
		Common units - 2,000 units (5)(11)		—	2,000,000	8,000,000	1.6%
				16,331,250	18,331,250	24,331,250

Company(1)(2)	Industry	Type of Investment	Maturity	Par Amount	Cost	Fair Value	% of Net Assets(3)
Watermill-QMC Midco, Inc.	Automotive	Equity - 1.62% partnership interest (5)(11)		—	902,277	—	0.0%
				—	902,277	—
Wawona Delaware Holdings, LLC	Beverage & Food	Senior Secured First Lien Term Loan LIBOR + 5.750%, 1.000% Floor (5)(7)	9/11/2026	49,500	46,882	47,772	0.0%
				49,500	46,882	47,772
West Dermatology, LLC	Healthcare & Pharmaceuticals	Revolving Credit Facility LIBOR + 5.000%, 1.000% Floor (5)(7)	2/11/2025	1,657,459	1,657,459	1,488,895	0.3%
		Senior Secured First Lien Term Loan LIBOR + 5.000%, 1.000% Floor (5)(6)(7)	2/11/2025	4,751,381	4,751,380	3,716,964	0.7%
				6,408,840	6,408,839	5,205,859
Wok Holdings Inc.	Retail	Senior Secured First Lien Term Loan LIBOR + 6.500%, 1.000% Floor (5)(7)	3/31/2026	49,250	32,551	36,573	0.0%
				49,250	32,551	36,573

Total non-controlled/non-affiliated investments					$539,165,342	$471,334,465	93.7%

Controlled/affiliated investments - 24.5%		(15)
1888 Industrial Services, LLC	Energy: Oil & Gas	Revolving Credit Facility LIBOR + 5.000%, 1.000% Floor, PIK (4)(5)(6)	9/30/2021	1,243,443	1,243,443	1,243,443	0.2%
		Senior Secured First Lien Term Loan LIBOR + 5.000%, 1.000% Floor, PIK(4)(5)(13)	9/30/2021	3,481,359	3,315,574	—	0.0%
		Senior Secured First Lien Term Loan LIBOR + 8.000%, 1.000% Floor, PIK (4)(5)(13)	9/30/2021	9,078,132	6,816,029	—	0.0%
		Senior Secured First Lien Term Loan LIBOR + 5.000%, 1.000% Floor, PIK (4)(5)(6)(13)	6/30/2021	437,787	416,940	414,628	0.1%
		Units - 7,546.76 units (5)(11)		—	—	—	0.0%
				14,240,721	11,791,986	1,658,071
Access Media Holdings, LLC	Media: Broadcasting & Subscription	Senior Secured First Lien Term Loan 10.000% PIK (5)(13)	7/22/2020	9,607,929	7,458,342	960,793	0.2%
		Common Stock - 140 units (5)(11)		—	—	—	0.0%
		Preferred Equity - 1,400,000 units (5)(11)		—	1,400,000	—	0.0%
		Preferred Equity - 700,000 units (5)(11)		—	700,000	—	0.0%
		Preferred Equity - 849,800 units (5)(6)(11)		—	849,800	(88,200)	0.0%
				9,607,929	10,408,142	872,593
Black Angus Steakhouses, LLC	Hotel, Gaming & Leisure	Senior Secured First Lien Term Loan LIBOR + 9.000%, 1.000% Floor, PIK (5)(7)(13)	12/31/2020	21,031,490	20,457,589	12,618,894	2.5%
		Senior Secured First Lien Term Loan LIBOR + 9.000%, 1.000% Floor (5)(7)	12/31/2020	1,897,321	1,897,321	1,897,321	0.4%
		Equity - 44.600% LLC Interest(11)		—	—	—	0.0%
				22,928,811	22,354,910	14,516,215
Caddo Investors Holdings 1 LLC	Forest Products & Paper	Equity - 12.250% LLC Interest (5)(16)		—	5,061,088	5,981,557	1.2%
				—	5,061,088	5,981,557
Charming Charlie LLC	Retail	Senior Secured First Lien Term Loan LIBOR + 10.000%, 1.000% Floor (4)(13)	4/24/2023	3,412,549	3,121,470	—	0.0%
		Senior Secured First Lien Term Loan LIBOR + 10.000%, 1.000% Floor (4)(13)	4/24/2023	4,178,224	2,737,658	—	0.0%
		Senior Secured First Lien Term Loan 20.000%	5/15/2020	138,517	138,517	71,281	0.0%
		Senior Secured First Lien Delayed Draw Term Loan 20.000%	5/15/2020	769,967	769,967	396,225	0.1%
		Common Stock - 34,923,249 shares (11)		—	—	—	0.0%
				8,499,257	6,767,612	467,506

Company(1)(2)	Industry	Type of Investment	Maturity	Par Amount	Cost	Fair Value	% of Net Assets(3)
Dynamic Energy Services International LLC	Energy: Oil & Gas	Senior Secured First Lien Term Loan 13.500% PIK(4)(5)(13)	12/31/2021	6,805,387	4,449,025	476,377	0.1%
		Common Units - 6,500,000 units (5)(11)		—	—	—	0.0%
				6,805,387	4,449,025	476,377
Kemmerer Operations, LLC	Metals & Mining	Senior Secured First Lien Term Loan 15.000% PIK (5)	6/21/2023	2,051,705	2,051,705	2,051,705	0.4%
		Senior Secured First Lien Delayed Draw Term Loan 15.000% PIK (5)(6)	6/21/2023	515,698	515,698	515,698	0.1%
		Common Units - 6.7797 units (5)(11)		—	962,717	962,760	0.2%
				2,567,403	3,530,120	3,530,163
MCM 500 East Pratt Holdings, LLC	Banking, Finance, Insurance & Real Estate	Equity - 5,000,000 units (9)(11)		—	5,000,000	7,350,000	1.5%
				—	5,000,000	7,350,000
MCM Capital Office Park Holdings LLC	Banking, Finance, Insurance & Real Estate	Equity - 7,500,000 units (9)(11)		—	7,500,000	14,625,000	2.9%
				—	7,500,000	14,625,000
Sierra Senior Loan Strategy JV I LLC	Multi-Sector Holdings	Equity - 87.5% ownership of SIC Senior Loan Strategy JV I LLC (9)(16)		110,050,000	110,050,000	73,819,863	14.7%
				110,050,000	110,050,000	73,819,863

Total controlled/affiliated investments					$186,912,883	$123,297,345	24.5%

Total investments					$726,078,225	$594,631,810	118.2%

Money Market Fund - 11.0%
State Street Institutional Liquid Reserves Fund		Money Market 0.150%(12)		4,495,639	4,496,981	4,496,089	0.9%
Federated Institutional Prime Obligations Fund		Money Market 0.010% (12)		51,087,286	51,087,286	51,087,286	10.2%
Total money market fund				$55,582,925	$55,584,267	$55,583,375	11.0%

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
(3)Percentage is based on net assets of $503,255,139 as of September 30, 2020.
(4)The interest rate on these loans is subject to a base rate plus 3 Month "3M" LIBOR, which at September 30, 2020 was 0.23%. The interest rate is subject to a minimum LIBOR floor.
(5)An affiliated fund that is managed by an affiliate of SIC Advisors LLC also holds an investment in this security.
(6)The investment has an unfunded commitment as of September 30, 2020. For further details see Note 11. Fair value includes an analysis of the unfunded commitment.
(7)The interest rate on these loans is subject to a base rate plus 1 Month "1M" LIBOR, which at September 30, 2020 was 0.15%. The interest rate is subject to a minimum LIBOR floor.
(8)Securities are exempt from registration under Rule 144A of the Securities Act of 1933. These securities represent a fair value of $44,461,069 or 8.8% of net assets as of September 30, 2020 and are considered restricted securities.
(9)The investment is not a qualifying asset under Section 55 of the Investment Company Act of 1940 (the "1940 Act"). Non-qualifying assets represent 28.0% of the Company's portfolio at fair value.
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
(12)Represents securities in Level 1 in the ASC 820 table (see Note 4).
(13)The investment was on non-accrual status as of September 30, 2020.
(14)The investment is past due as of September 30, 2020
(15)Affiliate Investments are defined by the 1940 Act as investments in companies in which the Company owns at least 5% but no more than 25% of the voting securities or we are under common control with such portfolio company. Control Investments are defined by the 1940 Act as investments in companies in which the Company owns more than 25% of the voting securities or maintains greater than 50% of the board representation.
(16)As a practical expedient, the Company uses NAV to determine the fair value of this investment.

See accompanying notes to consolidated financial statements.

Sierra Income Corporation
Consolidated Schedule of Investments
As of December 31, 2019

Company(1)(2)	Industry	Type of Investment	Maturity	Par Amount	Cost	Fair Value	% of Net Assets(3)
Non-controlled/non-affiliated investments – 96.0%							$591,062,721
AAAHI Acquisition Corporation	Transportation: Consumer	Senior Secured First Lien Term Loan LIBOR + 6.250%, 1.000% Floor (4)(5)(6)	12/10/2023	$6,966,133	$6,966,133	$6,877,180	1.2%
				6,966,133	6,966,133	6,877,180
Alpine SG, LLC	High Tech Industries	Senior Secured First Lien Delayed Draw Term Loan LIBOR + 6.500%, 1.000% Floor (5)(7)	11/16/2022	6,617,630	6,617,630	6,613,660	1.1%
		Senior Secured First Lien Term Loan LIBOR + 6.500%, 1.000% Floor (5)(6)(7)	11/16/2022	13,398,750	13,398,750	13,390,711	2.3%
				20,016,380	20,016,380	20,004,371
American Dental Partners, Inc.	Healthcare & Pharmaceuticals	Senior Secured Second Lien Term Loan LIBOR + 8.500%, 1.000% Floor (4)(5)	9/25/2023	4,893,750	4,893,750	4,813,492	0.8%
				4,893,750	4,893,750	4,813,492
Amerijet Holdings, Inc.	Transportation: Cargo	Senior Secured First Lien Term Loan LIBOR + 8.000%, 1.000% Floor (5)(7)	7/15/2021	9,847,868	9,847,868	9,847,868	1.7%
				9,847,868	9,847,868	9,847,868
AMMC CLO 22, Limited Series 2018-22A	Multi-Sector Holdings	Subordinated Notes 12.573% effective yield (8)(9)(10)	4/25/2031	7,222,000	5,719,206	5,693,103	1.0%
				7,222,000	5,719,206	5,693,103
Answers Finance, LLC	High Tech Industries	Common Stock - 389,533 shares (11)		—	5,076,376	802,438	0.1%
				—	5,076,376	802,438
Apidos CLO XXIV, Series 2016-24A	Multi-Sector Holdings	Subordinated Notes 12.285% effective yield (5)(8)(9)(10)	7/20/2027	18,357,647	11,350,063	11,142,247	1.9%
				18,357,647	11,350,063	11,142,247
Avantor, Inc.	Wholesale	Common Stock - 1,867,356 shares (11)(12)		—	32,678,730	33,892,511	5.7%
				—	32,678,730	33,892,511
Aviation Technical Services, Inc.	Aerospace & Defense	Senior Secured Second Lien Term Loan LIBOR + 8.500%, 1.000% Floor (4)(5)	3/31/2022	25,000,000	25,000,000	25,000,000	4.2%
				25,000,000	25,000,000	25,000,000
Black Angus Steakhouses, LLC	Hotel, Gaming & Leisure	Senior Secured First Lien Term Loan LIBOR + 9.000%, 1.000% Floor (4)(5)	4/24/2020	18,225,446	18,225,446	18,215,218	3.1%
		Revolving Credit Facility LIBOR + 9.000%, 1.000% Floor (5)(6)(7)	4/24/2020	2,232,143	2,232,143	2,233,705	0.4%
				20,457,589	20,457,589	20,448,923
BRG Sports, Inc.	Consumer Goods: Durable	Senior Secured First Lien Term Loan LIBOR + 6.250%, 1.000% Floor (5)(7)	6/15/2023	5,337,500	5,337,500	5,331,629	0.9%
				5,337,500	5,337,500	5,331,629
Brook & Whittle Holding Corp.	Containers, Packaging & Glass	Senior Secured First Lien Term Loan LIBOR + 5.250%, 1.000% Floor (4)(5)	10/17/2024	2,937,058	2,937,058	2,924,135	0.5%
		Senior Secured First Lien Delayed Draw Term Loan LIBOR + 5.250%, 1.000% Floor (4)(5)	10/17/2024	690,757	690,757	687,718	0.1%
				3,627,815	3,627,815	3,611,853
Capstone Nutrition Development, LLC	Healthcare & Pharmaceuticals	Units - 11,124.90 units (11)		—	1,112,490	1,112,490	0.2%
				—	1,112,490	1,112,490
Centauri Group Holdings, LLC	High Tech Industries	Senior Secured First Lien Term Loan LIBOR + 5.250%, 1.000% Floor(4)(5)	2/12/2024	10,029,280	10,012,265	10,004,207	1.7%
				10,029,280	10,012,265	10,004,207
CPI International, Inc.	Aerospace & Defense	Senior Secured Second Lien Term Loan LIBOR + 7.250%, 1.000% Floor (5)(7)	7/28/2025	9,900,752	9,876,226	9,475,020	1.6%

Company(1)(2)	Industry	Type of Investment	Maturity	Par Amount	Cost	Fair Value	% of Net Assets(3)
				9,900,752	9,876,226	9,475,020
CT Technologies Intermediate Holdings, Inc.	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loan LIBOR + 4.250%, 1.000% Floor (5)(7)	12/1/2021	972,010	863,963	914,856	0.2%
				972,010	863,963	914,856
DataOnline Corp.	High Tech Industries	Senior Secured First Lien Term Loan LIBOR + 5.500%, 1.000% Floor (4)(5)(6)	11/13/2025	15,000,000	15,000,000	15,000,000	2.5%
				15,000,000	15,000,000	15,000,000
Dermatologists of Southwestern Ohio, LLC	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loan LIBOR + 6.500%, 1.000% Floor (5)(7)	4/20/2022	2,444,307	2,444,307	2,416,686	0.4%
		Senior Secured First Lien Delayed Draw Term Loan LIBOR + 6.500%, 1.000% Floor (5)(7)	4/20/2022	927,413	927,413	916,934	0.2%
				3,371,720	3,371,720	3,333,620
DirectBuy Home Improvement, Inc.	Retail	Subordinated notes LIBOR + 6.500%, 1.000% Floor (4)	6/20/2022	260,919	248,270	260,919	0.0%
		Common Stock - 191,678 shares (11)		—	75,340	61,337	0.0%
				260,919	323,610	322,256
Dryden 38 Senior Loan Fund, Series 2015-38A	Multi-Sector Holdings	Subordinated Notes 12.678% effective yield (8)(9)(10)	7/15/2027	7,000,000	4,715,290	4,664,800	0.8%
				7,000,000	4,715,290	4,664,800
Dryden 43 Senior Loan Fund, Series 2016-43A	Multi-Sector Holdings	Subordinated Notes 10.956% effective yield (5)(8)(9)(10)	7/20/2029	3,620,000	2,747,203	2,268,286	0.4%
				3,620,000	2,747,203	2,268,286
Dryden 49 Senior Loan Fund, Series 2017-49A	Multi-Sector Holdings	Subordinated Notes 9.486% effective yield (5)(8)(9)(10)	7/18/2030	17,233,288	13,515,790	11,498,222	1.9%
				17,233,288	13,515,790	11,498,222
First Boston Construction Holdings, LLC	Banking, Finance, Insurance & Real Estate	Senior secured first lien notes 12.000% (5)	2/23/2023	9,217,625	9,217,625	9,217,625	1.6%
		Preferred Equity - 2,304,406 units (5)(11)		—	2,304,406	2,304,406	0.4%
				9,217,625	11,522,031	11,522,031
Friedrich Holdings, Inc.	Construction & Building	Senior Secured First Lien Term Loan LIBOR + 6.000%, 1.000% Floor (5)(7)	2/7/2023	10,527,100	10,527,100	10,527,100	1.8%
				10,527,100	10,527,100	10,527,100
GK Holdings, Inc.	Services: Business	Senior Secured Second Lien Term Loan LIBOR + 10.250%, 1.000% Floor (4)	1/20/2022	10,000,000	10,000,000	7,048,000	1.2%
				10,000,000	10,000,000	7,048,000
Golden West Packaging Group LLC	Forest Products & Paper	Senior Secured First Lien Term Loan LIBOR + 5.750%, 1.000% Floor (5)(7)	6/20/2023	1,427,655	1,427,655	1,417,661	0.2%
				1,427,655	1,427,655	1,417,661
Holland Acquisition Corp.	Energy: Oil & Gas	Senior Secured First Lien Term Loan LIBOR + 9.000%, 1.000% Floor (4)(13)	5/29/2020	4,400,696	4,260,117	1,100,174	0.2%
				4,400,696	4,260,117	1,100,174
Hylan Datacom & Electrical LLC	Construction & Building	Senior Secured First Lien Term Loan LIBOR + 9.500%, 1.000% Floor (4)(5)	7/25/2021	14,548,297	14,548,297	11,638,638	2.0%
				14,548,297	14,548,297	11,638,638
IHS Intermediate, Inc.	Services: Business	Senior Secured Second Lien Term Loan LIBOR + 8.250%, 1.000% Floor (4)(13)	7/20/2022	25,000,000	25,000,000	1,750,000	0.3%
				25,000,000	25,000,000	1,750,000
Impact Group, LLC	Services: Business	Senior Secured First Lien Term Loan LIBOR + 6.500%, 1.000% Floor (4)(5)	6/27/2023	5,796,354	5,796,354	5,458,427	0.9%
				5,796,354	5,796,354	5,458,427
Interflex Acquisition Company, LLC	Containers, Packaging & Glass	Senior Secured First Lien Term Loan LIBOR + 9.000%, 1.000% Floor (5)(7)	8/18/2022	12,635,953	12,635,953	12,043,326	2.0%
				12,635,953	12,635,953	12,043,326

Company(1)(2)	Industry	Type of Investment	Maturity	Par Amount	Cost	Fair Value	% of Net Assets(3)
Iqor US Inc.	Services: Business	Senior Secured First Lien Term Loan LIBOR + 5.000%, 1.000% Floor (4)(7)	4/1/2021	19,815,331	19,012,372	17,027,313	2.9%
				19,815,331	19,012,372	17,027,313
Isagenix International, LLC	Wholesale	Senior Secured First Lien Term Loan LIBOR + 5.750%, 1.000% Floor (4)(5)	6/16/2025	1,848,782	1,841,180	1,293,778	0.2%
				1,848,782	1,841,180	1,293,778
Isola USA Corp.	High Tech Industries	Senior Secured Second Lien Term Loan LIBOR + 9.500%, 1.000% Floor, PIK (4)(6)(13)	1/2/2023	10,237,487	7,578,468	7,187,740	1.2%
		Common Units - 10,283,782 units (9)(11)		—	—	—	0.0%
				10,237,487	7,578,468	7,187,740
JFL-WCS Partners, LLC	Environmental Industries	Preferred Units - 618,876 6.000%, PIK (5)(9)		—	618,876	618,876	0.1%
		Common Units - 68,764 units (5)(9)(11)		—	68,764	1,461,923	0.2%
				—	687,640	2,080,799
Keystone Acquisition Corp.	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loan LIBOR + 5.250%, 1.000% Floor (4)(5)	5/1/2024	1,802,571	1,741,353	1,757,507	0.3%
		Senior Secured Second Lien Term Loan LIBOR + 9.250%, 1.000% Floor (4)(5)	5/1/2025	7,000,000	6,904,682	6,869,800	1.2%
				8,802,571	8,646,035	8,627,307
L&S Plumbing Partnership, Ltd.	Construction & Building	Senior Secured First Lien Term Loan LIBOR + 7.500%, 1.000% Floor (4)(5)	2/15/2022	7,535,892	7,535,892	7,579,600	1.3%
				7,535,892	7,535,892	7,579,600
Magnetite XIX, Limited	Multi-Sector Holdings	Subordinated Notes LIBOR + 7.610% (4)(8)(9)(10)	7/17/2030	2,000,000	1,874,937	1,757,368	0.3%
		Subordinated Notes 8.407% effective yield (5)(8)(9)(10)	7/17/2030	13,730,209	10,427,732	8,857,783	1.5%
				15,730,209	12,302,669	10,615,151
Manna Pro Products, LLC	Consumer Goods: Non-durable	Senior Secured First Lien Term Loan LIBOR + 6.000%, 1.000% Floor (5)(7)	12/8/2023	4,083,333	4,083,333	3,924,900	0.7%
		Senior Secured First Lien Delayed Draw Term Loan LIBOR + 6.000%, 1.000% Floor (5)(7)	12/8/2023	829,167	829,167	796,995	0.1%
				4,912,500	4,912,500	4,721,895
Midwest Physician Administrative Services, LLC	Healthcare & Pharmaceuticals	Senior Secured Second Lien Term Loan LIBOR + 7.000%, 1.000% Floor (7)	8/15/2025	1,950,000	1,881,156	1,862,250	0.3%
				1,950,000	1,881,156	1,862,250
Novetta Solutions, LLC	High Tech Industries	Senior Secured Second Lien Term Loan LIBOR + 8.500%, 1.000% Floor (7)	10/16/2023	11,000,000	10,938,515	10,585,300	1.8%
				11,000,000	10,938,515	10,585,300
Offen Inc.	Transportation: Cargo	Senior Secured First Lien Term Loan LIBOR + 5.000% (4)(6)	6/21/2026	2,923,363	2,886,299	2,923,363	0.5%
				2,923,363	2,886,299	2,923,363
Path Medical, LLC	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loan LIBOR + 9.500%, 1.000% Floor, PIK (5)(7)	10/11/2021	17,601,348	17,340,449	16,328,771	2.8%
		Senior Secured First Lien Term Loan LIBOR + 10.000%, 1.000% Floor (5)(6)(7)	10/11/2021	328,000	328,000	327,836	0.1%
		Warrants - 36,716 warrants(5)(11)	1/9/2027	—	669,709	—	0.0%
				17,929,348	18,338,158	16,656,607
PetroChoice Holdings, Inc.	Chemicals, Plastics & Rubber	Senior Secured Second Lien Term Loan LIBOR + 8.750%, 1.000% Floor (4)(5)	8/21/2023	9,000,000	9,000,000	8,422,200	1.5%
				9,000,000	9,000,000	8,422,200
Polymer Solutions Group Holdings, LLC	Chemicals, Plastics & Rubber	Senior Secured First Lien Term Loan LIBOR + 6.750%, 1.000% Floor (5)(7)	6/30/2021	1,090,722	1,090,722	1,083,414	0.2%

Company(1)(2)	Industry	Type of Investment	Maturity	Par Amount	Cost	Fair Value	% of Net Assets(3)
				1,090,722	1,090,722	1,083,414
Project Silverback Holdings Corp.	High Tech Industries	Senior Secured First Lien Term Loan LIBOR + 3.500%, 1.000% Floor (4)	8/21/2024	4,887,500	4,338,566	4,257,990	0.7%
				4,887,500	4,338,566	4,257,990
Proppants Holdings, LLC	Energy: Oil & Gas	Common Units - 161,852 units (11)		—	874,363	809,260	0.1%
		Common Units - 161,852 units (11)		—	8,832	8,093	0.0%
				—	883,195	817,353
PT Network, LLC	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loan LIBOR + 5.500%, 1.000% Floor (4)(5)	11/30/2023	7,969,098	7,511,671	7,450,310	1.4%
		Membership Units - 1.441 units (5)(11)		—	—	—	0.1%
				7,969,098	7,511,671	7,450,310
RateGain Technologies, Inc.	Hotel, Gaming & Leisure	Subordinated Notes (5)(11)	7/31/2020	440,050	440,050	440,050	0.1%
		Subordinated Notes (5)(11)	7/31/2021	476,190	476,190	476,190	0.1%
				916,240	916,240	916,240
Redwood Services Group, LLC	Services: Business	Senior Secured First Lien Term Loan LIBOR + 6.000%, 1.000% Floor (4)(5)	6/6/2023	22,837,649	22,837,649	22,791,974	3.9%
		Revolving Credit Facility LIBOR + 6.000%, 1.000% Floor (4)(5)(6)	6/6/2023	1,150,000	1,150,000	1,148,562	0.2%
				23,987,649	23,987,649	23,940,536
Resolute Investment Managers, Inc.	Banking, Finance, Insurance & Real Estate	Senior Secured Second Lien Term Loan LIBOR + 7.500%, 1.000% Floor (4)(5)	4/30/2023	7,950,000	7,914,608	7,950,000	1.3%
				7,950,000	7,914,608	7,950,000
Rhombus Cinema Holdings, LP	Media: Diversified & Production	Preferred Equity 10.000% - 7,449 shares (5)(9)		—	4,584,207	2,979,615	0.5%
		Common Units - 3,163 units (5)(8)(11)		—	3,162,793	—	0.0%
				—	7,747,000	2,979,615
SavATree, LLC	Environmental Industries	Senior Secured First Lien Term Loan LIBOR + 5.000%, 1.000% Floor (4)(5)	6/2/2022	4,333,601	4,333,601	4,333,601	0.7%
				4,333,601	4,333,601	4,333,601
SFP Holding, Inc.	Construction & Building	Senior Secured First Lien Term Loan LIBOR + 6.250%, 1.000% Floor (5)(6)(11)	9/1/2022	9,367,373	9,367,373	9,367,373	1.6%
		Senior Secured First Lien Delayed Draw Term Loan LIBOR + 6.250%, 1.000% Floor (5)(6)(11)	9/1/2022	161,625	161,625	161,625	0.0%
		Equity - 0.803% of outstanding equity (5)(11)		—	657,115	591,403	0.1%
				9,528,998	10,186,113	10,120,401
Shift4 Payments, LLC	Banking, Finance, Insurance & Real Estate	Senior Secured First Lien Term Loan LIBOR + 4.500%, 1.000% Floor (4)(5)	11/29/2024	3,491,094	3,474,373	3,502,266	0.6%
		Senior Secured Second Lien Term Loan LIBOR + 8.500%, 1.000% Floor (4)(5)	11/28/2025	9,950,000	9,875,970	9,950,000	1.7%
				13,441,094	13,350,343	13,452,266
Ship Supply Acquisition Corporation	Services: Business	Senior Secured First Lien Term Loan LIBOR + 8.000%, 1.000% Floor (4)(5)(13)	7/31/2020	21,799,085	21,427,121	—	0.0%
				21,799,085	21,427,121	—
Simplified Logistics, LLC	Services: Business	Senior Secured First Lien Term Loan LIBOR + 6.500%, 1.000% Floor (4)(5)(6)	2/28/2022	18,481,420	18,481,420	18,481,420	3.1%
				18,481,420	18,481,420	18,481,420
SMART Financial Operations, LLC	Retail	Preferred Equity - 1,000,000 units (5)(9)(11)		—	1,000,000	760,000	0.1%
				—	1,000,000	760,000
Smile Doctors, LLC	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loan LIBOR + 6.000%, 1.000% Floor (4)(5)	10/6/2022	8,250,167	8,250,167	8,078,563	1.4%

Company(1)(2)	Industry	Type of Investment	Maturity	Par Amount	Cost	Fair Value	% of Net Assets(3)
		Senior Secured First Lien Delayed Draw Term Loan LIBOR + 6.000%, 1.000% Floor (4)(5)(6)	10/6/2022	4,642,608	4,642,608	4,525,356	0.8%
				12,892,775	12,892,775	12,603,919
Sound Point CLO XX, Ltd.	Multi-Sector Holdings	Subordinated Notes 12.370% effective yield (5)(8)(9)(10)	7/26/2031	4,489,000	3,895,539	3,736,644	0.6%
				4,489,000	3,895,539	3,736,644
Starfish Holdco, LLC	High Tech Industries	Senior Secured Second Lien Term Loan LIBOR + 9.000%, 1.000% Floor (5)(7)	8/18/2025	4,000,000	3,957,111	3,862,000	0.7%
				4,000,000	3,957,111	3,862,000
Sungard AS New Holdings, LLC	Services: Business	Senior Secured First Lien Term Loan LIBOR + 4.000%, 1.000% Floor, 2.500% PIK (4)	11/3/2022	4,994,410	4,994,410	4,078,935	0.7%
		Senior Secured First Lien Term Loan LIBOR + 7.500%, 1.000% Floor (4)	2/3/2022	714,915	698,047	693,467	0.1%
		Membership units - 73,135 units (11)		—	2,163,076	2,163,041	0.4%
				5,709,325	7,855,533	6,935,443
Team Car Care, LLC	Automotive	Senior Secured First Lien Term Loan LIBOR + 8.000%, 1.000% Floor (4)	2/23/2023	14,091,320	14,091,319	13,926,451	2.4%
				14,091,320	14,091,319	13,926,451
Techniplas, LLC	Automotive	Senior Secured First Lien Notes 10.000% (8)	5/1/2020	6,000,000	6,000,000	5,137,200	0.9%
				6,000,000	6,000,000	5,137,200
Tensar Corporation	Capital Equipment	Senior Secured First Lien Term Loan LIBOR + 4.750%, 1.000% Floor, 3.000% PIK (4)	7/9/2021	6,900,187	6,778,258	6,537,927	1.1%
				6,900,187	6,778,258	6,537,927
The Imagine Group LLC	Media: Advertising, Printing & Publishing	Senior Secured Second Lien Term Loan LIBOR + 8.750%, 1.000% Floor (5)(7)(13)	6/21/2023	8,950,000	8,623,411	1,700,500	0.3%
				8,950,000	8,623,411	1,700,500
The Octave Music Group, Inc.	Media: Diversified & Production	Senior Secured Second Lien Term Loan LIBOR + 8.250%, 1.000% Floor (5)(7)	5/27/2022	6,532,258	6,532,258	6,513,968	1.1%
				6,532,258	6,532,258	6,513,968
True Religion Apparel, Inc.	Retail	Senior Secured First Lien Term Loan 10.000% (13)	10/27/2022	179,896	134,083	23,386	0.0%
		Common Stock - 2,448 shares(11)		—	—	—	0.0%
		Warrants - 1,122 warrants (11)		—	—	—	0.0%
				179,896	134,083	23,386
Velocity Pooling Vehicle, LLC	Automotive	Senior Secured First Lien Term Loan LIBOR + 11.000%, 1.000% Floor (4)(5)	4/28/2023	794,055	747,813	704,803	0.1%
		Common units - 4,676 units (5)(11)		—	259,938	17,956	0.0%
		Warrants - 5,591 warrants(5)(11)	3/30/2028	—	310,802	21,469	0.0%
				794,055	1,318,553	744,228
Vertafore, Inc.	High Tech Industries	Senior Secured Second Lien Term Loan LIBOR + 7.250%, 1.000% Floor (5)(7)	7/2/2026	9,950,000	9,818,168	9,827,615	1.7%
				9,950,000	9,818,168	9,827,615
VOYA CLO 2016-2, LTD.	Multi-Sector Holdings	Subordinated Notes 6.704% effective yield (5)(8)(9)(10)	7/19/2028	11,088,290	8,296,086	6,199,335	1.0%
				11,088,290	8,296,086	6,199,335
VOYA CLO 2015-2, LTD.	Multi-Sector Holdings	Subordinated Notes 16.348% effective yield (5)(8)(9)(10)	7/19/2028	10,735,659	6,716,495	6,026,473	1.0%
				10,735,659	6,716,495	6,026,473
Walker Edison Furniture Company LLC	Consumer Goods: Durable	Senior Secured First Lien Term Loan LIBOR + 6.500%, 1.000% Floor (4)(5)	9/26/2024	14,625,000	14,625,000	14,771,250	2.5%
		Common units - 2,000 units (5)(9)(11)		—	2,000,000	4,111,210	0.7%
				14,625,000	16,625,000	18,882,460

Company(1)(2)	Industry	Type of Investment	Maturity	Par Amount	Cost	Fair Value	% of Net Assets(3)
Watermill-QMC Midco, Inc.	Automotive	Equity - 1.62% partnership interest (5)(9)(11)		—	902,277	53,776	0.0%
				—	902,277	53,776

Total non-controlled/non-affiliated investments					$651,393,473	$567,402,503	96.0%

Controlled/affiliated investments - 18.3%		(14)
1888 Industrial Services, LLC	Energy: Oil & Gas	Revolving Credit Facility LIBOR + 5.000%, 1.000% Floor (4)(5)(6)	9/30/2021	1,183,094	1,183,094	1,183,094	0.2%
		Senior Secured First Lien Term Loan LIBOR + 5.000%, 1.000% Floor (4)(5)	9/30/2021	3,315,574	3,315,574	3,315,574	0.6%
		Senior Secured First Lien Term Loan LIBOR + 8.000%, 1.000% Floor, PIK (4)(5)(13)	9/30/2021	8,454,467	6,816,029	2,113,617	0.4%
		Senior Secured First Lien Term Loan LIBOR + 5.000%, 1.000% Floor (4)(5)	6/30/2021	416,940	416,940	416,940	0.1%
		Senior Secured First Lien Term Loan LIBOR + 5.000%, 1.000% Floor (4)(5)	9/19/2020	79,986	79,986	79,986	0.0%
		Senior Secured First Lien Term Loan LIBOR + 5.000%, 1.000% Floor (4)(5)	9/19/2020	288,300	288,300	288,300	0.0%
		Units - 7,546.76 units (5)(11)		—	—	—	0.0%
				13,738,361	12,099,923	7,397,511
Access Media Holdings, LLC	Media: Broadcasting & Subscription	Senior Secured First Lien Term Loan 10.000% PIK (5)(7)(13)	7/22/2020	9,005,670	7,458,342	2,251,418	0.4%
		Common Stock - 140 units (5)(9)(11)		—	—	—	0.0%
		Preferred Equity - 1,400,000 units (5)(9)(11)		—	1,400,000	—	0.0%
		Preferred Equity - 700,000 units (5)(9)(11)		—	700,000	—	0.0%
		Preferred Equity - 849,800 units (5)(6)(9)(11)		—	849,800	(88,200)	0.0%
				9,005,670	10,408,142	2,163,218
Caddo Investors Holdings 1 LLC	Forest Products & Paper	Equity - 12.250% LLC Interest (5)(9)(15)		—	5,027,482	5,765,253	1.0%
				—	5,027,482	5,765,253
Charming Charlie LLC	Retail	Senior Secured First Lien Term Loan LIBOR + 10.000%, 1.000% Floor (4)(13)	4/24/2023	3,412,549	3,121,470	—	0.0%
		Senior Secured First Lien Term Loan LIBOR + 10.000%, 1.000% Floor (4)(13)	4/24/2023	4,178,224	2,737,658	—	0.0%
		Senior Secured First Lien Term Loan 20.000%	5/15/2020	150,642	150,642	112,981	0.0%
		Senior Secured First Lien Delayed Draw Term Loan 20.000% (7)(13)	5/15/2020	837,367	837,367	628,025	0.1%
		Common Stock - 34,923,249 shares (11)		—	—	—	0.0%
				8,578,782	6,847,137	741,006
Dynamic Energy Services International LLC	Energy: Oil & Gas	Senior Secured First Lien Term Loan 13.500% PIK(5)(7)(13)	12/31/2021	6,089,982	4,449,025	692,431	0.1%
		Common Units - 6,500,000 units (5)(11)		—	—	—	0.0%
				6,089,982	4,449,025	692,431
Kemmerer Operations, LLC	Metals & Mining	Senior Secured First Lien Term Loan 15.000% PIK	6/21/2023	1,834,227	1,834,227	1,834,227	0.3%
		Senior Secured First Lien Delayed Draw Term Loan 15.000% PIK (6)	6/21/2023	461,035	461,035	461,035	0.1%
		Common Units - 6.7797 units (11)		—	962,717	962,760	0.2%
				2,295,262	3,257,979	3,258,022
MCM 500 East Pratt Holdings, LLC	Banking, Finance, Insurance & Real Estate	Equity - 5,000,000 units (9)(11)		—	5,000,000	7,350,000	1.2%

Company(1)(2)	Industry	Type of Investment	Maturity	Par Amount	Cost	Fair Value	% of Net Assets(3)
				—	5,000,000	7,350,000
MCM Capital Office Park Holdings LLC	Banking, Finance, Insurance & Real Estate	Equity - 7,500,000 units (9)(11)		—	7,500,000	11,775,000	2.0%
				—	7,500,000	11,775,000
Sierra Senior Loan Strategy JV I LLC	Multi-Sector Holdings	Equity - 87.5% ownership of SIC Senior Loan Strategy JV I LLC (6)(9)(15)		92,050,000	92,050,000	68,434,389	11.6%
				92,050,000	92,050,000	68,434,389
TwentyEighty, Inc.	Services: Business	Common Units - 58,098 units(11)		—	—	644,597	0.1%
				—	—	644,597

Total controlled/affiliated investments					$146,639,688	$108,221,427	18.3%

Total investments					$798,033,161	$675,623,930	114.3%

Money Market Fund - 32.5%
State Street Institutional Liquid Reserves Fund		Money Market 1.730%(12)		82,288,653	82,296,916	82,296,882	13.9%
Federated Institutional Prime Obligations Fund		Money Market 1.740% (12)		109,958,375	109,958,375	109,958,375	18.6%
Total money market fund				$192,247,028	$192,255,291	$192,255,257	32.5%

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
September 30, 2020
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

On July 2, 2020, the Company purchased STRF Holdings LLC ("STRF"), a wholly-owned subsidiary.

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

Deferred Transaction Costs
Transaction costs incurred in connection with the Proposed Mergers (see Note 1), were deferred until the closing or termination of the Proposed Mergers. On May 1, 2020, the Company terminated the Amended MCC Merger Agreement and the Amended MDLY Merger Agreement. As a result of the foregoing, the deferred transaction costs were recorded as a component of professional fees and general and administrative expenses on our Consolidated Statements of Operations.

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

The Company holds equity investments that distribute dividends. For the three and nine months ended September 30, 2020, the Company earned dividend income of $2,148,747 and $497,778, respectively. For the three and nine months ended September 30, 2019, the Company earned dividend income of $2,556,207 and $8,022,460, respectively.

The Company holds debt investments that contain a payment-in-kind (PIK) interest provision. PIK interest, which represents contractually deferred interest added to the investment balance that is generally due at maturity, is recorded on an accrual basis to the extent such amounts are expected to be collected. PIK interest is not accrued if the Company does not expect the issuer to be able to pay all principal and interest when due. For the three and nine months ended September 30, 2020, the Company earned PIK interest of $194,969 and $1,435,249, respectively. For the three and nine months ended September 30, 2019, the Company earned PIK interest of $1,817,434 and $4,137,513, respectively.

Investment transactions are accounted for on a trade-date basis. Realized gains or losses on investments are measured by the difference between the net proceeds from the disposition and the amortized cost basis of investment, without regard to unrealized gains or losses previously recognized. For the three and nine months ended September 30, 2020 the Company recognized realized losses on investments of $1,244,758 related to certain non-cash restructuring transactions, which are recorded on the Consolidated Statements of Operations as a component of net realized gain/(loss) from non-controlled/non-affiliated investments and/or net realized gain/(loss) from controlled/affiliated investments. For the three and nine months ended September 30, 2019, the Company recognized realized losses on investments of $10,680,838 and $23,052,565, respectively, related to certain non-cash restructuring transactions, which are recorded on the Consolidated Statements of Operations as a component of net realized gain/(loss) from non-controlled/non-affiliated investments and/or net realized gain/(loss) from controlled/affiliated investments. The Company reports changes in fair value of investments that are measured at fair value as a component of the net change in unrealized appreciation/(depreciation) on investments in the Consolidated Statements of Operations. For total return swap transactions (see Note 5), periodic payments were received or made at the end of each settlement period, but prior to settlement were recorded as realized gains or losses on total return swap in the Consolidated Statements of Operations.

Management reviews all loans that become 90 days or more past due on principal and interest or when there is reasonable doubt that principal or interest will be collected for possible placement on management's designation of non-accrual status. Accrued interest is generally reserved when a loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment regarding collectability. Loans on non-accrual status are restored to accrual status when past due principal and interest is paid and, in management’s judgment, are likely to remain current, although the Company may make exceptions to this general rule if the loan has sufficient collateral value and is in the process of collection. As of September 30, 2020, certain investments in fourteen portfolio companies were on non-accrual status with a combined cost of $107,750,374, or 14.8% of the cost of the Company's portfolio, and a combined fair value of $50,838,081, or 8.5% of the fair value of the Company's portfolio. As of December 31, 2019, ten portfolio companies were on non-accrual status with a combined cost of $92,443,091, or 11.6% of the cost of the Company's portfolio, and a combined fair value of $17,447,291, or 2.6% of the fair value of the Company's portfolio.

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

The Taxable Subsidiaries accrue income taxes payable based on the applicable corporate rates on the unrealized gains generated by the investments held by the Taxable Subsidiaries. As of September 30, 2020 and December 31, 2019, the Company recorded a deferred tax liability of $1,043,072 and $240,935, respectively, on the Consolidated Statements of Assets and Liabilities. The change in deferred tax liabilities is included as a component of net realized and unrealized gain/(loss) on investments on the Consolidated Statements of Operations.

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

The Company accounts for income taxes in conformity with ASC Topic 740 - Income Taxes (“ASC 740”). ASC 740 provides guidelines for how uncertain tax positions should be recognized, measured, presented and disclosed in financial statements. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions deemed to meet the “more-likely-than-not” threshold would be recorded as a tax benefit or expense in the current period. The Company recognizes interest and penalties, if any, related to unrecognized tax benefits as income tax expense in the Consolidated Statements of Operations. There were no interest or penalties due to material uncertain income tax positions at September 30, 2020 and December 31, 2019.

As of September 30, 2020, for U.S. federal income tax purposes, the aggregate gross unrealized appreciation and the aggregate gross unrealized depreciation are $25,005,872 and $147,828,139, respectively. As of September 30, 2020, net unrealized depreciation is $122,822,267 based on a tax basis cost of $717,454,077.

As of December 31, 2019, for federal income tax purposes, the aggregate gross unrealized appreciation and the aggregate gross unrealized depreciation are $13,220,556 and $132,732,759, respectively. As of December 31, 2019, net unrealized depreciation is $119,512,203 based on a tax basis cost of $795,136,133.

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

Subsequent to quarter ended September 30, 2020, the global outbreak of the coronavirus (“COVID-19”) pandemic continues to have adverse consequences on the U.S. and global economies. The ultimate economic fallout from the pandemic, and the long-term impact on economies, markets, industries and individual portfolio companies, remains uncertain. As of the filing date of this quarterly report, there is no indication of a reportable subsequent event impacting the Company’s financial statements for the quarter ended September 30, 2020. The Company cannot predict the extent to which its financial condition and results of operations will be affected at this time. The potential impact to our results will depend to a large extent on future developments and new information that may emerge regarding the duration and severity of COVID-19. The Company continues to observe and respond to the evolving COVID-19 environment and its potential impact on areas across its business.

Recent Accounting Pronouncements

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

Note 3. Investments
The following table shows the amortized cost and the fair value of the Company’s portfolio investments as of September 30, 2020:

	Amortized Cost	Percentage	Fair Value	Percentage
Senior secured first lien term loans	$381,595,466	52.4%	$318,936,542	53.7%
Senior secured second lien term loans	94,244,293	13.0	81,120,746	13.6
Senior secured first lien notes	8,473,750	1.2	8,306,054	1.4
Subordinated notes	66,463,686	9.2	44,535,807	7.5
Sierra Senior Loan Strategy JV I LLC	110,050,000	15.2	73,819,863	12.4
Equity/warrants	65,251,030	9.0	67,912,798	11.4
Total	$726,078,225	100.0%	$594,631,810	100.0%

The following table shows the amortized cost and the fair value of the Company’s portfolio investments as of December 31, 2019:

	Amortized Cost	Percentage	Fair Value	Percentage
Senior secured first lien term loans	$382,580,269	48.0%	$328,816,197	48.7%
Senior secured second lien term loans	157,794,323	19.8	122,817,885	18.2
Senior secured first lien notes	15,217,625	1.9	14,354,825	2.1
Subordinated notes	70,422,851	8.8	63,021,420	9.3
Sierra Senior Loan Strategy JV I LLC	92,050,000	11.5	68,434,389	10.1
Equity/warrants	79,968,093	10.0	78,179,214	11.6
Total	$798,033,161	100.0%	$675,623,930	100.0%

The following table shows the composition of the Company’s portfolio investments by industry classification at amortized cost and fair value as of September 30, 2020:

Industry Classification	Amortized Cost	Percentage	Fair Value	Percentage
Multi-Sector Holdings	$175,317,094	24.1%	$118,280,932	20.0%
High Tech Industries	79,283,556	10.9	72,846,899	12.3
Services: Business	91,362,452	12.6	73,101,069	12.3
Healthcare & Pharmaceuticals	61,430,239	8.5	57,293,321	9.6
Banking, Finance, Insurance & Real Estate	34,471,747	4.7	42,764,191	7.2
Construction & Building	40,476,947	5.6	35,539,333	6.0
Aerospace & Defense	33,558,035	4.6	29,800,155	5.0
Consumer Goods: Durable	32,392,637	4.5	38,269,699	6.4
Wholesale	20,779,106	2.9	25,354,244	4.3
Automotive	19,026,168	2.6	17,268,511	2.9
Containers, Packaging & Glass	15,386,831	2.1	15,235,296	2.6
Hotel, Gaming & Leisure	23,271,150	3.2	14,516,215	2.4
Chemicals, Plastics & Rubber	10,067,964	1.4	8,148,058	1.4
Forest Products & Paper	6,470,709	0.9	7,355,937	1.2
Environmental Industries	5,100,136	0.7	7,417,142	1.2
Media: Diversified & Production	15,538,849	2.1	6,761,379	1.1
Transportation: Consumer	8,122,488	1.1	5,975,742	1.0
Transportation: Cargo	6,027,472	0.8	5,941,090	1.0
Consumer Goods: Non-durable	4,875,000	0.7	4,674,151	0.8
Metals & Mining	3,530,120	0.5	3,530,163	0.6
Energy: Oil & Gas	20,880,592	2.9	2,592,607	0.4
Retail	8,253,909	1.1	1,045,311	0.2
Media: Broadcasting & Subscription	10,408,142	1.4	872,593	0.1
Beverage & Food	46,882	—	47,772	—
Total	$726,078,225	100.0%	$594,631,810	100.0%

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

The following table shows the composition of the Company’s portfolio investments by geography classification at fair value as of September 30, 2020 and December 31, 2019:

	September 30, 2020		December 31, 2019
Geography	Fair Value	Percentage	Fair Value	Percentage
United States	$550,170,740	92.5%	$613,779,669	90.8%
Cayman Islands	44,461,070	7.5	61,844,261	9.2
Total	$594,631,810	100.0%	$675,623,930	100.0%

Transactions with Controlled/Affiliated Companies

During the nine months ended September 30, 2020 and 2019, the Company had investments in portfolio companies designated as controlled/affiliated investments under the 1940 Act. Transactions with controlled/affiliated investments were as follows:

Name of Investment(3)	Type of Investment	Fair Value at December 31, 2019	Purchases/ (Sales) of Investments	Transfers In/(Out) of Investments	Net change in unrealized appreciation/ (depreciation)	Realized Gain/(Loss)(4)	Fair Value at September 30, 2020	Income Earned
1888 Industrial Services, LLC	Revolving Credit Facility	$1,183,094	$60,349	$—	$—	$—	$1,243,443	$60,605
	Senior Secured First Lien Term Loan	3,315,574	—	—	(3,315,574)	—	—	—
	Senior Secured First Lien Term Loan	2,113,617	—	—	(2,113,617)	—	—	—
	Senior Secured First Lien Term Loan	416,940	—	—	(2,312)	—	414,628	20,913
	Senior Secured First Lien Term Loan	79,986	(79,986)	—	—	—	—	3,860
	Senior Secured First Lien Term Loan	288,300	(288,300)	—	—	—	—	13,913
	Membership Units	—	(35,600)	—	—	35,600	—	—
Access Media Holdings, LLC	Senior Secured First Lien Term Loan	2,251,418	—	—	(1,290,625)	—	960,793	—
	Common Stock	—	—	—	—	—	—	—
	Preferred Equity	—	—	—	—	—	—	—
	Preferred Equity	—	—	—	—	—	—	—
	Preferred Equity	(88,200)	—	—	—	—	(88,200)	—
Black Angus Steakhouses, LLC	Senior Secured First Lien Term Loan	—	(334,822)	2,232,143	—	—	1,897,321	44,984
	Senior Secured First Lien Term Loan	—	2,232,143	18,225,446	(7,838,695)		12,618,894	1,270,505
	Equity	—	—	—	—	—	—	—
Caddo Investors Holdings 1 LLC	Equity	5,765,253	33,606	—	182,698	—	5,981,557	—
Charming Charlie LLC	Senior Secured First Lien Term Loan	—	—	—	—	—	—	—
	Senior Secured First Lien Term Loan	—	—	—	—	—	—	—
	Senior Secured First Lien Term Loan	112,981	(12,125)	—	(29,575)	—	71,281	6,437
	Senior Secured First Lien Term Loan	628,025	(67,400)	—	(164,400)	—	396,225	35,782
	Common Stock	—	—	—	—	—	—	—
Dynamic Energy Services International LLC	Revolving Credit Facility	—	—	—	—	—	—	—
	Senior Secured First Lien Term Loan	692,431	—	—	(216,054)	—	476,377	—
	Equity	—	—	—	—	—	—	—
Kemmerer Operations, LLC	Senior Secured First Lien Term Loan	1,834,227	217,478	—	—	—	2,051,705	217,568
	Senior Secured First Lien Delayed Draw Term Loan	461,035	54,663	—	—	—	515,698	54,686
	Equity	962,760	—	—	—	—	962,760	—
MCM 500 East Pratt Holdings, LLC	Equity	7,350,000	—	—	—	—	7,350,000	298,813
MCM Capital Office Park Holdings LLC	Equity	11,775,000	—	—	2,850,000	—	14,625,000	666,419
Sierra Senior Loan Strategy JV I LLC(2)	Equity	68,434,389	18,000,000	—	(12,614,526)	—	73,819,863	2,957,672
TwentyEighty, Inc.	Common Units	644,597	(621,650)	—	(644,597)	621,650	—	—
Total		$108,221,427	$19,158,356	$20,457,589	$(25,197,277)	$657,250	$123,297,345	$5,652,157

Name of Investment(3)	Type of Investment	Fair Value at December 31, 2018	Purchases/ (Sales) of Investments	Transfers In/(Out) of Investments	Net change in unrealized appreciation/ (depreciation)	Realized Gain/(Loss)	Fair Value at September 30, 2019	Income Earned
1888 Industrial Services, LLC	Revolving Credit Facility	$943,344	$566,007	$—	$—	$—	$1,509,351	$66,903
	Senior Secured First Lien Term Loan	3,144,481	—	—	—	—	3,144,481	180,516
	Senior Secured First Lien Term Loan	6,005,623	(159,607)	—	(3,892,078)	—	1,953,938	—
	Senior Secured First Lien Term Loan	—	401,814	—	—	—	401,814	7,769
	Senior Secured First Lien Term Loan	—	78,384				78,384	187
	Membership Units	—	—	—	—	—	—	—
Access Media Holdings, LLC	Senior Secured First Lien Term Loan	5,141,747	35,935	—	(2,982,229)	—	2,195,453	—
	Common Stock	—	—	—	—	—	—	—
	Preferred Equity	—	—	—	—	—	—	—
	Preferred Equity	—	—	—	—	—	—	—
	Preferred Equity	(88,200)	88,200	—	—	—	—	—
Caddo Investors Holdings 1 LLC	Equity	5,186,935	54,619	—	390,246	—	5,631,800	—
Capstone Nutrition, Inc.	Senior Secured First Lien Term Loan	9,524,176	(1,413,538)		6,128,103	(14,238,741)	—	—
	Senior Secured First Lien Delayed Draw Term Loan	4,282,981	(635,662)	—	2,985,858	(6,633,177)	—	—
	Senior Secured First Lien Incremental Delayed Draw Term Loan	1,745,510	(1,745,510)	—	—	—	—	319,581
	Common Stock	—	—	—	9	(9)	—	—
	Common Stock	—	—	—	—	—	—	—
	Common Stock	—	—	—	300,002	(300,002)	—	—
Charming Charlie LLC	Senior Secured First Lien Term Loan	3,121,470	—	—	(3,380,178)	—	(258,708)	—
	Senior Secured First Lien Term Loan	1,515,547	(115,404)	—	(1,400,143)	—	—	—
	Senior Secured First Lien Term Loan	182,617	—	—	(45,654)	—	136,963	27,697
	Senior Secured First Lien Term Loan	—	1,034,831	—	(304,362)	—	730,469	91,608
	Common Stock	—	—	—	—	—	—	—
Dynamic Energy Services International LLC	Revolving Credit Facility	—	40,219	246,677			286,896	54,451
	Senior Secured First Lien Term Loan	—	—	9,828,831	(3,783,319)	(5,379,806)	665,706	—
	Equity	—	—	—	—	—	—	—
Kemmerer Operations, LLC	Senior Secured First Lien Term Loan	—	1,694,915	—	71,596	—	1,766,511	72,332
	Senior Secured First Lien Delayed Draw Term Loan	—	706,604	—	—	—	706,604	28,933
	Equity	—	962,717	—	31,283	—	994,000	—
MCM 500 East Pratt Holdings, LLC	Equity	5,000,000	—	—	2,100,000	—	7,100,000	367,254
MCM Capital Office Park Holdings LLC	Equity	12,499,125	—	—	(724,125)	—	11,775,000	294,935

Name of Investment(3)	Type of Investment	Fair Value at December 31, 2018	Purchases/ (Sales) of Investments	Transfers In/(Out) of Investments	Net change in unrealized appreciation/ (depreciation)	Realized Gain/(Loss)	Fair Value at September 30, 2019	Income Earned
Medley Chiller Holdings LLC	Equity	9,098,157	(20,531,808)	—	(470,657)	11,904,308	—	557,697
Nomida LLC(1)	Equity	989,820	(771,420)	—	1,299,940	(1,518,340)	—	—
Sierra Senior Loan Strategy JV I LLC(2)	Equity	82,515,860	—	—	(9,106,501)	—	73,409,359	6,037,500
TwentyEighty, Inc.	Senior Secured First Lien Term Loan	6,975,035	(6,975,035)	—	—	—	—	427,674
	Senior Secured First Lien Term Loan	6,497,461	(6,521,105)	—	(91,097)	114,741	—	631,186
	Senior Secured First Lien Term Loan	319,870	(322,723)	—	2,102	751	—	18,846
	Senior Secured First Lien Term Loan	—	—	—	—	—	—	—
	Equity	404,943	—	—	5,889,975	—	6,294,918	—
Total		$165,006,502	$(33,527,567)	$10,075,508	$(6,981,229)	$(16,050,275)	$118,522,939	$9,185,069

(1)Nomida, LLC ("Nomida") was a non-public real estate investment formed by the Company to purchase and develop a residential property. The Company was the sole equity shareholder of Nomida and provided 100% of the debt financing to the entity. The Company was Nomida’s sole member responsible for Nomida’s daily operations. In addition, the Chief Financial Officer and Secretary of the Company also served as President of Nomida. The assets of Nomida were comprised of a residential development property in the city of Chicago, IL and the proceeds of the loan from the Company; the liabilities of Nomida consisted of the loan payable to the Company. As of June 30, 2019, the investment was realized.
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
(3)The par amount and additional detail are shown in the consolidated schedule of investments
(4)There were realizable events that occurred in the nine months ended September 30, 2020 from previously owned controlled/affiliated investments that resulted in an additional $722,786 of realized gain/(loss) in the controlled/affiliated category.

Purchases/(sales) of investments in controlled/affiliated investments are included in the purchases and sales presented on the Consolidated Statements of Cash Flows for the nine months ended September 30, 2020 and 2019. Transfers in/(out) of controlled/affiliated represents the fair value for the month an investment became or was removed as a controlled/affiliates investment. Income received from controlled/affiliated investments is included in total investment income on the Consolidated Statements of Operations for the nine months ended September 30, 2020 and 2019.

In connection with certain of the Company’s investments, the Company receives warrants that are obtained for the objective of increasing the total investment returns and are not held for hedging purposes. As of September 30, 2020 and December 31, 2019, the total fair value of warrants were $13,195 and $21,469, respectively, and were included in investments at fair value on the Consolidated Statements of Assets and Liabilities. Total realized and change in unrealized gains (losses) related to warrants for the three and nine months ended September 30, 2020 were $13,195 and $(8,274). There were no realized and change in unrealized gains (losses) related to warrants for the three and nine months ended September 30, 2019. The Company receives warrants in connection with individual investments and are not subject to master netting arrangements.

As of September 30, 2020, the Company held loans it has made directly to 62 investee companies with aggregate principal amounts of $631.0 million. As of December 31, 2019, the Company held loans it has made directly to 62 investee companies with aggregate principal amounts of $643.5 million. During the three and nine months ended September 30, 2020, the Company made 7 and 38 loans to investee companies, respectively, with aggregate principal amounts of $21.3 million and $90.5 million, respectively. During the three and nine months ended September 30, 2019, the Company made 26 and 54 loans to investee companies, respectively, with aggregate principal amounts of $67.0 million and $121.6 million, respectively.

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

As of September 30, 2020 Sierra JV had total capital commitments of $124.6 million, with the Company providing $110.1 million and GALIC providing $14.5 million. As of December 31, 2019 Sierra JV had total capital commitments of $116.0 million, with the Company providing $101.5 million and GALIC providing $14.5 million. As of September 30, 2020 approximately $124.5 million was funded relating to these commitments of which $110.1 million was from the Company. As of December 31, 2019 approximately $105.2 million was funded relating to these commitments of which $92.1 million was from the Company. The Company does not have the right to withdraw any of their respective capital commitment, unless in connection with a transfer of its membership interests. The Company may transfer full membership interests as long as it is approved by all members and transferred in a transaction exempt from the registration requirements of the Securities Act of 1933, as amended, or applicable state securities laws.

Sierra JV entered into a Senior Secured Revolving Credit Facility Agreement, as amended (the "JV Facility") with Deutsche Bank, AG, New York Branch ("DB").

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

On March 31, 2020, the total commitment under the JV Facility was reduced to $240.0 million from $250.0 million and the reinvestment period was extended from March 31, 2020 to April 30, 2020.

On April 30, 2020, the total commitment under the JV Facility was reduced to $200.0 million from $240.0 million, the reinvestment period was extended from April 30, 2020 to July 31, 2020, the maturity date was extended to July 31, 2023 and the interest rate was modified from bearing an interest rate of LIBOR (with a 0.00% floor) + 2.75% per annum to LIBOR (with a 0.50% floor) + 3.15% per annum.

On July 29, 2020, the total commitment under the JV Facility was reduced to $175.0 million from $200.0 million, the reinvestment period was extended from July 31, 2020 to April 30, 2021 and the maturity date was extended to April 30, 2024. Additionally, the interest rate was modified from bearing an interest rate of LIBOR (with a 0.50% floor) + 3.15% per annum to LIBOR (with a 0.50% floor) + 3.25% per annum.

The JV Facility is secured substantially by all of Sierra JV's assets, subject to certain exclusions set forth in the JV Facility. As of September 30, 2020 and December 31, 2019, there was $124.7 million and $204.9 million outstanding under the JV Facility, respectively.

The following table shows a summary of Sierra JV's portfolio as of September 30, 2020 and December 31, 2019:

	September 30, 2020	December 31, 2019
	(unaudited)
Investments at par value	$212,832,281	$255,853,296
Weighted average current interest rate on senior secured loans(2)	5.90%	6.86%
Number of borrowers in the Sierra JV	54	60
Investments at fair value	$190,958,188	$238,316,936
Largest loan to a single borrower(1)	$10,653,501	$10,826,856
Total of five largest loans to borrowers(1)	$40,649,060	$43,344,178

(1)At par value.
(2)Computed as the (a) annual stated interest rate on accruing senior secured loans, divided by (b) total senior secured loans at principal amount.

The following is a listing of the individual investments in Sierra JV's portfolio as of September 30, 2020 (unaudited):

Company	Industry	Type of Investment	Maturity	Par Amount	Cost	Fair Value(2)
4Over International, LLC	Media: Advertising, Printing & Publishing	Senior Secured First Lien Term Loan (LIBOR + 6.00%)(1)	6/7/2022	$10,653,501	$10,653,501	$9,995,115
Callaway Golf Company	Consumer Goods: Durable	Senior Secured First Lien Term Loan (LIBOR + 4.50%, 1.00% LIBOR Floor)(1)	1/4/2026	1,510,438	1,488,582	1,511,798
Cardenas Markets LLC	Retail	Senior Secured First Lien Term Loan (LIBOR + 5.75%, 1.00% LIBOR Floor)(1)	11/29/2023	7,868,032	7,740,594	7,858,591
CHA Consulting, Inc.	Construction & Building	Senior Secured First Lien Term Loan (LIBOR + 4.50%, 1.00% LIBOR Floor)(1)	4/10/2025	1,340,389	1,336,070	1,274,308
CHA Consulting, Inc.	Construction & Building	Senior Secured First Lien Term Loan (LIBOR + 4.50%, 1.00% LIBOR Floor)(1)	4/10/2025	592,500	592,500	563,290
Covenant Surgical Partners, Inc.	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loan (LIBOR + 4.00%)(1)	7/1/2026	4,950,187	4,909,435	4,435,496
CT Technologies Intermediate Holdings, Inc.	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loan (LIBOR + 4.25%, 1.00% LIBOR Floor)(1)	12/1/2021	5,086,116	4,997,546	4,875,042
Directbuy Home Improvement, Inc.	Retail	Senior Secured First Lien Term Loan (LIBOR + 6.50%, 1.00% LIBOR Floor)(1)(3)	6/20/2022	274,413	274,413	41,162
Directbuy Home Improvement, Inc.	Retail	Common Stock - 201,591 shares		—	79,237	—
Envision Healthcare Corporation	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loan (LIBOR + 3.75%, 1.00% LIBOR Floor)(1)	10/10/2025	1,940,437	1,890,936	1,397,502
GC EOS Buyer, Inc.	Automotive	Senior Secured First Lien Term Loan (LIBOR + 4.50%, 1.00% LIBOR Floor)(1)	8/1/2025	3,410,287	3,372,857	3,132,008
GK Holdings, Inc.	Services: Business	Senior Secured First Lien Term Loan (LIBOR + 8.00%, 1.00% LIBOR Floor)(1)	1/20/2021	3,875,116	3,873,686	2,885,411
Glass Mountain Pipeline Holdings, LLC	Energy: Oil & Gas	Senior Secured First Lien Term Loan (LIBOR + 4.50%, 1.00% LIBOR Floor)(1)	12/23/2024	4,850,625	4,839,587	2,601,390
Golden West Packaging Group LLC	Forest Products & Paper	Senior Secured First Lien Term Loan (LIBOR + 5.75%)(1)	6/20/2023	4,069,771	4,069,771	3,968,027
High Ridge Brands Co.	Consumer Goods: Non-Durable	Senior Secured First Lien Term Loan (LIBOR + 7.00%, 1.00% LIBOR Floor)(1)(3)	6/30/2022	2,887,398	2,874,283	988,645
Highline Aftermarket Acquisitions, LLC	Automotive	Senior Secured First Lien Term Loan (LIBOR + 3.50%, 1.00% LIBOR Floor)(1)	4/26/2025	4,025,000	3,956,275	3,597,545
Highline Aftermarket Acquisitions, LLC	Automotive	Senior Secured First Lien Term Loan (LIBOR + 7.00%, 1.00% LIBOR Floor)(1)	4/26/2025	2,992,500	2,992,500	2,992,500
Infogroup, Inc.	Services: Business	Senior Secured First Lien Term Loan (LIBOR + 5.00%, 1.00% LIBOR Floor)(1)	4/3/2023	4,825,000	4,804,692	4,224,770
Intermediate LLC	High Tech Industries	Senior Secured First Lien Term Loan (LIBOR + 3.50%, 1.00% LIBOR Floor)(1)	7/1/2026	2,722,500	2,708,089	2,513,684
Isagenix International, LLC	Wholesale	Senior Secured First Lien Term Loan (LIBOR + 5.75%, 1.00% LIBOR Floor)(1)	6/16/2025	2,626,629	2,616,612	1,337,742
IXS Holdings, Inc.	Automotive	Senior Secured First Lien Term Loan (LIBOR + 5.00%, 1.00% LIBOR Floor)(1)	3/5/2027	2,984,622	2,957,141	2,944,628
Keystone Acquisition Corp.	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loan (LIBOR + 5.25%, 1.00% LIBOR Floor)(1)	5/1/2024	6,099,815	6,040,757	5,505,083
KNB Holdings Corporation	Consumer Goods: Durable	Senior Secured First Lien Term Loan (LIBOR + 5.50%, 1.00% LIBOR Floor)(1)	4/26/2024	4,743,170	4,694,697	1,992,131
Liaison Acquisition, LLC	High Tech Industries	Senior Secured First Lien Term Loan (LIBOR + 4.50%, 1.00% LIBOR Floor)(1)	12/20/2026	6,451,250	6,436,903	6,276,421

Company	Industry	Type of Investment	Maturity	Par Amount	Cost	Fair Value(2)
LifeMiles Ltd.	Services: Consumer	Senior Secured First Lien Term Loan (LIBOR + 5.50%, 1.00% LIBOR Floor)(1)	8/18/2022	4,229,263	4,220,573	3,880,349
Logmein, Inc.	Services: Business	Senior Secured First Lien Term Loan (LIBOR + 4.75%)(1)	8/31/2027	3,000,000	2,940,109	2,896,500
Manna Pro Products, LLC	Consumer Goods: Non-Durable	Senior Secured First Lien Term Loan (LIBOR + 6.00%, 1.00% LIBOR Floor)(1)	12/8/2023	2,998,542	2,998,542	2,875,002
Manna Pro Products, LLC	Consumer Goods: Non-Durable	Senior Secured First Lien Term Loan (LIBOR + 6.00%, 1.00% LIBOR Floor)(1)	12/8/2023	608,958	608,958	583,869
Mileage Plus Holdings, LLC	Transportation: Consumer	Senior Secured First Lien Term Loan (LIBOR + 5.25%, 1.00% LIBOR Floor)(1)	6/21/2027	5,098,181	5,093,765	5,183,831
NGS US Finco, LLC	Capital Equipment	Senior Secured First Lien Term Loan (LIBOR + 4.25%, 1.00% LIBOR Floor)(1)	10/1/2025	2,943,223	2,933,335	2,755,445
Northern Star Industries, Inc.	Capital Equipment	Senior Secured First Lien Term Loan (LIBOR + 4.75%, 1.00% LIBOR Floor)(1)	3/28/2025	4,143,750	4,130,394	3,630,754
Nuvei Technologies Corp.	Banking, Finance, Insurance & Real Estate	Senior Secured First Lien Term Loan (LIBOR + 5.00%, 1.00% LIBOR Floor)(1)	9/29/2025	442,220	442,220	442,220
Offen, Inc.	Transportation: Cargo	Senior Secured First Lien Term Loan (LIBOR + 5.00%)(1)	6/22/2026	3,626,659	3,596,900	3,494,880
Patriot Rail Company LLC	Transportation: Cargo	Senior Secured First Lien Term Loan (LIBOR + 5.25%)(1)	10/19/2026	1,741,250	1,711,104	1,730,454
Peraton Corp.	Aerospace and Defense	Senior Secured First Lien Term Loan (LIBOR + 5.25%, 1.00% LIBOR Floor)(1)	4/29/2024	3,371,591	3,362,944	3,293,033
PetroChoice Holdings, Inc.	Chemicals, Plastics and Rubber	Senior Secured First Lien Term Loan (LIBOR + 5.00%, 1.00% LIBOR Floor)(1)	8/19/2022	6,769,540	6,756,432	5,841,436
Phoenix Guarantor Inc.	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loan (LIBOR + 3.25%)(1)	3/5/2026	1,960,175	1,936,514	1,906,074
Plaskolite PPC Intermediate II LLC	Chemicals, Plastics and Rubber	Senior Secured First Lien Term Loan (LIBOR + 4.25%, 1.00% LIBOR Floor)(1)	12/15/2025	3,193,125	3,148,547	3,137,245
Port Townsend Holdings Company, Inc.	Forest Products & Paper	Senior Secured First Lien Term Loan (LIBOR + 4.75%, 1.00% LIBOR Floor)(1)	4/3/2024	2,945,599	2,928,226	2,632,777
PT Network, LLC	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loan (LIBOR + 5.50%, 1.00% LIBOR Floor, 2% PIK)(1)(4)	11/30/2023	4,485,131	4,293,878	4,036,618
PT Network, LLC	Healthcare & Pharmaceuticals	Class C Common Stock		—	—	—
PVHC Holding Corp	Containers, Packaging and Glass	Senior Secured First Lien Term Loan (LIBOR + 4.75%, 1.00% LIBOR Floor)(1)	8/5/2024	1,952,427	1,946,104	1,850,511
Quartz Holding Company	High Tech Industries	Senior Secured First Lien Term Loan (LIBOR + 4.00%)(1)	4/2/2026	951,470	950,913	930,062
RB Media, Inc.	Media: Diversified & Production	Senior Secured First Lien Term Loan (LIBOR + 4.25%, 1.00% LIBOR Floor)(1)	8/29/2025	5,647,732	5,610,641	5,601,986
Rough Country, LLC	Automotive	Senior Secured First Lien Term Loan (LIBOR + 3.50%, 1.00% LIBOR Floor)(1)	5/25/2023	2,698,652	2,692,258	2,583,959
Salient CRGT Inc.	High Tech Industries	Senior Secured First Lien Term Loan (LIBOR + 6.50%, 1.00% LIBOR Floor)(1)	2/28/2022	4,221,726	4,197,669	3,905,097
Shift4 Payments, LLC	Banking, Finance, Insurance & Real Estate	Senior Secured First Lien Term Loan (LIBOR + 4.50%, 1.00% LIBOR Floor)(1)	11/29/2024	7,304,819	7,283,042	7,255,877
Sierra Enterprises, LLC	Beverage & Food	Senior Secured First Lien Term Loan (LIBOR + 4.00%, 1.00% LIBOR Floor)(1)	11/11/2024	3,879,206	3,871,808	3,355,513
Simplified Logistics, LLC	Services: Business	Senior Secured First Lien Term Loan (LIBOR + 6.50%, 1.00% LIBOR Floor)(1)	2/27/2022	3,447,500	3,386,241	3,358,899
Syniverse Holdings, Inc.	High Tech Industries	Senior Secured First Lien Term Loan (LIBOR + 5.00%, 1.00% LIBOR Floor)(1)	3/9/2023	2,905,253	2,891,007	2,229,200

Company	Industry	Type of Investment	Maturity	Par Amount	Cost	Fair Value(2)
T-Mobile USA, Inc.	Telecommunications	Senior Secured First Lien Term Loan (LIBOR + 3.00%)(1)	4/1/2027	1,995,000	1,966,651	1,992,207
The Octave Music Group, Inc.	Media: Diversified & Production	Senior Secured First Lien Term Loan (LIBOR + 5.25%, 1.00% LIBOR Floor)(1)	5/29/2025	5,896,552	5,844,063	5,071,034
ThoughtWorks, Inc.	High Tech Industries	Senior Secured First Lien Term Loan (LIBOR + 3.75%, 1.00% LIBOR Floor)(1)	10/11/2024	4,617,527	4,605,553	4,542,723
Vero Parent, Inc.	High Tech Industries	Senior Secured First Lien Term Loan (LIBOR + 6.25%, 1.00% LIBOR Floor)(1)	8/16/2024	3,875,925	3,856,982	3,813,522
Wawona Delaware Holdings, LLC	Beverage & Food	Senior Secured First Lien Term Loan (LIBOR + 4.75%)(1)	9/11/2026	945,351	937,295	912,358
Wok Holdings Inc.	Retail	Senior Secured First Lien Term Loan (LIBOR + 6.50%)(1)	3/1/2026	6,550,250	6,506,810	4,864,216
Wrench Group LLC	Services: Consumer	Senior Secured First Lien Term Loan (LIBOR + 4.00%, 1.00% LIBOR Floor)(1)	4/30/2026	2,942,820	2,920,336	2,834,230
Xebec Global Holdings, LLC	High Tech Industries	Senior Secured First Lien Term Loan (LIBOR + 5.25%, 1.00% LIBOR Floor)(1)	2/12/2024	8,053,168	8,053,168	8,053,168
Z Medica, LLC	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loan (LIBOR + 5.50%, 1.00% LIBOR Floor)(1)	9/29/2022	2,610,000	2,610,000	2,570,850
Total				$212,832,281	$211,433,646	$190,958,188

(1)Represents the weighted average annual current interest rate as of September 30, 2020. All interest rates are payable in cash, unless otherwise noted.
(2)Represents the fair value in accordance with ASC Topic 820. The determination of such fair value is not included in the Company’s board of directors’ valuation process described elsewhere herein.
(3)The investment was on non-accrual status as of September 30, 2020.
(4)Par amount includes accumulated paid-in-kind ("PIK") interest and is net of repayments.

The following is a listing of the individual investments in Sierra JV's portfolio as of December 31, 2019:

Company	Industry	Type of Investment	Maturity	Par Amount	Cost	Fair Value(1)
4Over International, LLC	Media: Advertising, Printing & Publishing	Senior Secured First Lien Term Loan (LIBOR + 6.00%, 1.00% LIBOR Floor)	6/7/2022	$10,826,856	$10,826,856	$10,648,215
Acrisure, LLC	Banking, Finance, Insurance & Real Estate	Senior Secured First Lien Term Loan (LIBOR + 4.25%, 1.00% LIBOR Floor)	11/22/2023	3,182,966	3,183,838	3,187,103
Brightspring Health Services	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loan (LIBOR + 4.50%)	3/5/2026	3,980,000	3,933,275	3,998,905
Callaway Golf Company	Consumer Goods: Durable	Senior Secured First Lien Term Loan (LIBOR + 4.50%, 1.00% LIBOR Floor)	1/4/2026	2,766,749	2,720,217	2,794,418
Cambrex Corporation	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loan (LIBOR + 5.00%, 1.00% LIBOR Floor)	12/4/2026	4,000,000	3,920,721	3,920,000
Cardenas Markets LLC	Retail	Senior Secured First Lien Term Loan (LIBOR + 5.75%, 1.00% LIBOR Floor)	11/29/2023	6,305,000	6,269,750	6,195,293
CHA Consulting, Inc.	Construction & Building	Senior Secured First Lien Term Loan (LIBOR + 4.50%, 1.00% LIBOR Floor)	4/10/2025	1,350,672	1,345,582	1,347,565
CHA Consulting, Inc.	Construction & Building	Senior Secured First Lien Term Loan (LIBOR + 4.50%, 1.00% LIBOR Floor)(2)	4/10/2025	597,000	597,000	595,627
Covenant Surgical Partners, Inc.	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loan (LIBOR + 4.00%)(2)	7/1/2026	4,987,500	4,941,073	4,942,594
CT Technologies Intermediate Holdings, Inc.	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loan (LIBOR + 4.25%, 1.00% LIBOR Floor)	12/1/2021	4,121,112	4,064,756	3,878,791
Directbuy Home Improvement, Inc.	Retail	Senior Secured First Lien Term Loan (LIBOR + 6.50%, 1.00% LIBOR Floor)(2)	6/20/2022	274,413	274,413	274,413
Directbuy Home Improvement, Inc.	Retail	Common Stock - 201,591 shares(3)		—	79,237	64,509
Envision Healthcare Corporation	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loan (LIBOR + 3.75%, 1.00% LIBOR Floor)	10/10/2025	1,955,250	1,896,560	1,666,264

Company	Industry	Type of Investment	Maturity	Par Amount	Cost	Fair Value(1)
GC EOS Buyer, Inc.	Automotive	Senior Secured First Lien Term Loan (LIBOR + 4.50%, 1.00% LIBOR Floor)	8/1/2025	3,436,387	3,392,804	3,340,511
GK Holdings, Inc.	Services: Business	Senior Secured First Lien Term Loan (LIBOR + 6.00%, 1.00% LIBOR Floor)	1/20/2021	3,905,952	3,900,993	3,241,940
Glass Mountain Pipeline Holdings, LLC	Energy: Oil & Gas	Senior Secured First Lien Term Loan (LIBOR + 4.50%, 1.00% LIBOR Floor)	12/23/2024	4,887,938	4,874,842	4,286,232
Golden West Packaging Group LLC	Forest Products & Paper	Senior Secured First Lien Term Loan (LIBOR + 5.75%, 1.00% LIBOR Floor)	6/20/2023	4,121,837	4,121,837	4,092,984
High Ridge (DIP Term Loan)	Consumer Goods: Non-Durable	Senior Secured First Lien Term Loan (LIBOR + 7.00%, 1.00% LIBOR Floor)(3)(4)	4/18/2020	143,852	139,187	143,852
High Ridge Brands Co.	Consumer Goods: Non-Durable	Senior Secured First Lien Term Loan (LIBOR + 7.00%, 1.00% LIBOR Floor)	6/30/2022	3,031,250	3,011,569	1,312,531
Highline Aftermarket Acquisitions, LLC	Automotive	Senior Secured First Lien Term Loan (LIBOR + 3.50%, 1.00% LIBOR Floor)	4/26/2025	4,055,882	4,045,615	3,660,434
Infogroup, Inc.	Services: Business	Senior Secured First Lien Term Loan (LIBOR + 5.00%, 1.00% LIBOR Floor)	4/3/2023	4,862,500	4,835,906	4,704,955
Intermediate LLC	High Tech Industries	Senior Secured First Lien Term Loan (LIBOR + 4.00%, 1.00% LIBOR Floor)	7/1/2026	2,743,125	2,726,710	2,729,409
Isagenix International, LLC	Wholesale	Senior Secured First Lien Term Loan (LIBOR + 5.75%, 1.00% LIBOR Floor)	6/16/2025	2,750,063	2,737,896	1,924,494
Jordan Health Products I, Inc.	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loan (LIBOR + 5.00%, 1.00% LIBOR Floor)	5/15/2025	5,168,658	5,107,272	3,721,434
Keystone Acquisition Corp.	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loan (LIBOR + 5.25%, 1.00% LIBOR Floor)	5/1/2024	6,146,978	6,075,006	5,993,304
KNB Holdings Corporation	Consumer Goods: Durable	Senior Secured First Lien Term Loan (LIBOR + 5.50%, 1.00% LIBOR Floor)	4/26/2024	4,839,315	4,779,469	3,629,970
Liaison Acquisition, LLC	High Tech Industries	Senior Secured First Lien Term Loan (LIBOR + 4.50%, 1.00% LIBOR Floor)	12/20/2026	6,500,000	6,483,801	6,483,750
LifeMiles Ltd.	Services: Consumer	Senior Secured First Lien Term Loan (LIBOR + 5.50%, 1.00% LIBOR Floor)	8/18/2022	4,684,602	4,671,137	4,614,801
Manna Pro Products, LLC	Consumer Goods: Non-Durable	Senior Secured First Lien Term Loan (LIBOR + 6.00%, 1.00% LIBOR Floor)(2)	12/8/2023	3,021,667	3,021,667	2,904,426
Manna Pro Products, LLC	Consumer Goods: Non-Durable	Senior Secured First Lien Term Loan (LIBOR + 6.00%, 1.00% LIBOR Floor)	12/8/2023	613,583	613,583	589,776
MediaOcean	Media: Advertising, Printing & Publishing	Senior Secured First Lien Term Loan (LIBOR + 4.00%, 1.00% LIBOR Floor)(2)	8/18/2025	1,750,000	1,745,688	1,745,625
NGS US Finco, LLC	Capital Equipment	Senior Secured First Lien Term Loan (LIBOR + 4.25%, 1.00% LIBOR Floor)	10/1/2025	2,970,000	2,958,188	2,968,218
Northern Star Industries, Inc.	Capital Equipment	Senior Secured First Lien Term Loan (LIBOR + 4.50%, 1.00% LIBOR Floor)(4)	3/28/2025	4,175,625	4,159,917	4,049,521
Nuvei Technologies Corp.	Banking, Finance, Insurance & Real Estate	Senior Secured First Lien Term Loan (LIBOR + 5.00%, 1.00% LIBOR Floor)	9/29/2025	975,269	975,269	980,145
Nuvei Technologies Corp.	Banking, Finance, Insurance & Real Estate	Senior Secured First Lien Term Loan (LIBOR + 5.00%, 1.00% LIBOR Floor)	9/29/2025	4,826,747	4,785,934	4,850,881
Nuvei Technologies Corp.	Banking, Finance, Insurance & Real Estate	Senior Secured First Lien Term Loan (LIBOR + 5.00%, 1.00% LIBOR Floor)	9/29/2025	707,074	707,074	710,609
Offen, Inc.	Transportation: Cargo	Senior Secured First Lien Term Loan (LIBOR + 5.00%)(2)	6/22/2026	3,654,204	3,620,287	3,654,204

Company	Industry	Type of Investment	Maturity	Par Amount	Cost	Fair Value(1)
Patriot Rail Company LLC	Transportation: Cargo	Senior Secured First Lien Term Loan (LIBOR + 5.25%, 1.00% LIBOR Floor)	10/19/2026	1,750,000	1,715,946	1,715,000
Peraton Corp.	Aerospace and Defense	Senior Secured First Lien Term Loan (LIBOR + 5.25%, 1.00% LIBOR Floor)	4/29/2024	3,397,727	3,387,186	3,380,739
PetroChoice Holdings, Inc.	Chemicals, Plastics and Rubber	Senior Secured First Lien Term Loan (LIBOR + 5.00%, 1.00% LIBOR Floor)	8/19/2022	6,822,978	6,807,103	6,473,642
Plaskolite PPC Intermediate II LLC	Chemicals, Plastics and Rubber	Senior Secured First Lien Term Loan (LIBOR + 4.25%, 1.00% LIBOR Floor)	12/15/2025	3,217,500	3,164,435	2,984,231
Port Townsend Holdings Company, Inc.	Forest Products & Paper	Senior Secured First Lien Term Loan (LIBOR + 4.75%, 1.00% LIBOR Floor)	4/3/2024	3,034,160	3,012,438	2,883,970
PT Network, LLC	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loan (LIBOR + 5.50%, 1.00% LIBOR Floor, 2% PIK)(4)	11/30/2023	4,439,284	4,198,393	4,150,286
PT Network, LLC	Healthcare & Pharmaceuticals	Class C Common Stock(3)		—	—	—
PVHC Holding Corp	Containers, Packaging and Glass	Senior Secured First Lien Term Loan (LIBOR + 4.75%, 1.00% LIBOR Floor)(2)	8/5/2024	1,967,369	1,959,755	1,816,508
Quartz Holding Company	High Tech Industries	Senior Secured First Lien Term Loan (LIBOR + 4.00%, 1.00% LIBOR Floor)	4/2/2026	6,466,253	6,444,757	6,433,922
RB Media, Inc.	Media: Diversified & Production	Senior Secured First Lien Term Loan (LIBOR + 4.50%, 1.00% LIBOR Floor)	8/29/2025	5,431,250	5,387,100	5,431,250
Rough Country, LLC	Automotive	Senior Secured First Lien Term Loan (LIBOR + 3.50%, 1.00% LIBOR Floor)	5/25/2023	4,698,652	4,684,364	4,651,666
Safe Fleet Holdings LLC	Automotive	Senior Secured First Lien Term Loan (LIBOR + 3.00%, 1.00% LIBOR Floor)	2/3/2025	3,414,188	3,407,774	3,254,233
Safe Fleet Holdings LLC	Automotive	Senior Secured First Lien Term Loan (LIBOR + 3.75%, 1.00% LIBOR Floor)	2/3/2025	1,332,506	1,291,776	1,271,344
Salient CRGT Inc.	High Tech Industries	Senior Secured First Lien Term Loan (LIBOR + 6.50%, 1.00% LIBOR Floor)	2/28/2022	4,377,976	4,339,781	3,983,958
SCS Holdings I Inc.	Wholesale	Senior Secured First Lien Term Loan (LIBOR + 4.25%, 1.00% LIBOR Floor)	7/1/2026	2,238,750	2,233,552	2,247,257
Shift4 Payments, LLC	Banking, Finance, Insurance & Real Estate	Senior Secured First Lien Term Loan (LIBOR + 4.50%, 1.00% LIBOR Floor)	11/29/2024	9,800,000	9,765,521	9,831,360
Sierra Enterprises, LLC	Beverage & Food	Senior Secured First Lien Term Loan (LIBOR + 4.00%, 1.00% LIBOR Floor)	11/11/2024	3,909,046	3,900,184	3,889,501
Simplified Logistics, LLC	Services: Business	Senior Secured First Lien Term Loan (LIBOR + 6.50%, 1.00% LIBOR Floor)	2/27/2022	3,473,750	3,401,169	3,473,750
SMB Shipping Logistics, LLC	Transportation: Cargo	Senior Secured First Lien Term Loan (LIBOR + 4.00%, 1.00% LIBOR Floor)	2/5/2024	1,462,048	1,451,196	1,451,521
Syniverse Holdings, Inc.	High Tech Industries	Senior Secured First Lien Term Loan (LIBOR + 5.00%, 1.00% LIBOR Floor)	3/9/2023	2,927,601	2,908,826	2,762,191
The Imagine Group, LLC	Media: Advertising, Printing & Publishing	Senior Secured First Lien Term Loan (LIBOR + 4.75%, 1.00% LIBOR Floor)	6/21/2022	7,780,000	7,740,720	2,650,646
The Octave Music Group, Inc.	Media: Diversified & Production	Senior Secured First Lien Term Loan (LIBOR + 4.75%, 1.00% LIBOR Floor)	5/28/2021	4,337,289	4,337,289	4,332,085
ThoughtWorks, Inc.	High Tech Industries	Senior Secured First Lien Term Loan (LIBOR + 4.00%, 1.00% LIBOR Floor)	10/11/2024	6,658,045	6,643,269	6,674,690
Tortoise Borrower LLC	Banking, Finance, Insurance & Real Estate	Senior Secured First Lien Term Loan (LIBOR + 3.50%, 1.00% LIBOR Floor)	1/31/2025	2,431,688	2,422,832	2,416,611

Company	Industry	Type of Investment	Maturity	Par Amount	Cost	Fair Value(1)
United Road Services, Inc.	Transportation: Cargo	Senior Secured First Lien Term Loan (LIBOR + 5.75%, 1.00% LIBOR Floor)	9/2/2024	3,729,999	3,717,259	3,468,899
Vero Parent, Inc.	High Tech Industries	Senior Secured First Lien Term Loan (LIBOR + 6.25%, 1.00% LIBOR Floor)	8/16/2024	3,905,587	3,882,806	3,739,600
Wawona Delaware Holdings, LLC	Beverage & Food	Senior Secured First Lien Term Loan (LIBOR + 4.75%, 1.00% LIBOR Floor)	9/11/2026	4,962,563	4,914,942	4,912,937
Wok Holdings Inc.	Retail	Senior Secured First Lien Term Loan (LIBOR + 6.50%, 1.00% LIBOR Floor)	3/1/2026	6,600,125	6,549,669	5,321,681
Wrench Group LLC	Services: Consumer	Senior Secured First Lien Term Loan (LIBOR + 4.25%, 1.00% LIBOR Floor)	4/30/2026	2,220,094	2,203,372	2,205,275
Xebec Global Holdings, LLC	High Tech Industries	Senior Secured First Lien Term Loan (LIBOR + 5.25%, 1.00% LIBOR Floor)	2/12/2024	8,114,342	8,114,342	8,094,056
Z Medica, LLC	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loan (LIBOR + 5.50%, 1.00% LIBOR Floor)	9/29/2022	2,632,500	2,632,500	2,566,424
Total				$255,853,296	$254,165,185	$238,316,936

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

Below is certain summarized financial information for the Sierra JV as of September 30, 2020 and December 31, 2019 and for the three and nine months ended September 30, 2020 and 2019.

	September 30, 2020	December 31, 2019
	(unaudited)
Selected Consolidated Statement of Assets and Liabilities Information:
Investments in loans at fair value (cost: of $211,433,646 and $254,165,185, respectively)	$190,958,188	$238,316,936
Cash and cash equivalents	13,713,625	44,019,523
Other assets	1,273,693	943,994
Total assets	$205,945,506	$283,280,453

Line of credit (net of debt issuance costs of $2,892,400 and $2,355,405, respectively)	121,810,545	202,544,595
Interest payable	445,999	852,009
Other liabilities	754,429	501,316
Total liabilities	123,010,973	203,897,920
Members’ capital	82,934,533	79,382,533
Total liabilities and members' capital	$205,945,506	$283,280,453

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Selected Consolidated Statement of Operations Information:
Total investment income	$3,245,938	$5,280,076	$11,402,684	$16,305,521
Total expenses	(1,945,450)	(3,168,637)	(7,504,395)	(9,581,333)
Net change in unrealized appreciation/(depreciation) of investments	7,669,339	(3,584,545)	(4,627,209)	(5,139,832)
Net realized gain/(loss) on investments	(868,215)	134,566	(11,619,079)	(4,637,590)
Net income/(loss)	$8,101,612	$(1,338,540)	$(12,347,999)	$(3,053,234)

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

After performing the analysis for the nine months ended September 30, 2020, excluding Sierra JV, the Company determined that no portfolio company would be deemed to be a significant subsidiary pursuant to Rule 10-01(b)(1) of Regulation S-X.

The Company also determined that the fair value of the Sierra JV exceeded 10% of the Company's total investments as of the end of the most recently completed fiscal year. Accordingly, the related summary financial information is presented in the “Sierra Senior Loan Strategy JV I LLC” heading above.

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

The following table presents the fair value measurements of the Company’s total investments, by major class according to the fair value hierarchy, as of September 30, 2020:

Type of Investment	Level 1	Level 2	Level 3	Total
Asset
Senior secured first lien term loans	$—	$—	$318,936,542	$318,936,542
Senior secured first lien notes	—	—	8,306,054	8,306,054
Senior secured second lien term loans	—	—	81,120,746	81,120,746
Subordinated notes	—	—	44,535,807	44,535,807
Equity/warrants	24,432,439	—	37,498,802	61,931,241
Total	$24,432,439	$—	$490,397,951	$514,830,390
Investments measured at net asset value(1)				$79,801,420
Total Investments, at fair value				$594,631,810

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

The following table presents the fair value measurements of the Company’s total investments, by major class according to the fair value hierarchy, as of December 31, 2019:

Type of Investment	Level 1	Level 2	Level 3	Total
Asset
Senior secured first lien term loans	$—	$—	$328,816,197	$328,816,197
Senior secured first lien notes	—	—	14,354,825	14,354,825
Senior secured second lien term loans	—	—	122,817,885	122,817,885
Subordinated notes	—	—	63,021,420	63,021,420
Equity/warrants	33,892,511	—	38,521,450	72,413,961
Total	$33,892,511	$—	$567,531,777	$601,424,288
Investments measured at net asset value(1)				$74,199,642
Total Investments, at fair value				$675,623,930

(1)Certain investments that are measured at fair value using NAV have not been categorized in the fair value hierarchy. The fair value amounts presented in the table are intended to permit reconciliation of the fair value hierarchy to the amount presented in the Consolidated Statements of Assets and Liabilities.

The following table provides a reconciliation of the beginning and ending balances for total investments that use Level 3 inputs for the nine months ended September 30, 2020:

	Senior Secured First Lien Term Loans	Senior Secured First Lien Notes	Senior Secured Second Lien Term Loans	Subordinated Notes	Equity/Warrants	Total
Balance, December 31, 2019	$328,816,197	$14,354,825	$122,817,885	$63,021,420	$38,521,450	$567,531,777
Purchases	52,326,722	1,000,000	989,526	35,599	446,272	54,798,119
Sales	(30,275,038)	(2,613,875)	(30,741,097)	(3,994,765)	(2,096,407)	(69,721,182)
Transfers in	—	—	—	—	—	—
Transfers out	—	—	—	—	—	—
Amortization of discount/(premium)	870,213	—	(393,435)	—	—	476,778
Paid-in-kind interest income					28,530	28,530
Net realized gains/(losses)	(23,906,698)	(5,130,000)	(33,405,025)	—	547,948	(61,893,775)
Net change in unrealized appreciation/(depreciation)	(8,894,854)	695,104	21,852,892	(14,526,447)	51,009	(822,296)
Balance, September 30, 2020	$318,936,542	$8,306,054	$81,120,746	$44,535,807	$37,498,802	$490,397,951
Change in net unrealized appreciation/ (depreciation) in investments held as of September 30, 2020	$(21,639,540)	$(157,696)	$(5,733,639)	$(14,526,447)	$656,243	$(41,401,079)

Transfers between levels of the fair value hierarchy are reported at the beginning of the reporting period in which they occur. During the nine months ended September 30, 2020, the Company recorded no transfers from Level 3 to Level 2 and no transfers from Level 2 to Level 3. The Company recorded no other transfers between levels.

The following table provides a reconciliation of the beginning and ending balances for total investments that use Level 3 inputs for the nine months ended September 30, 2019:

	Senior Secured First Lien Term Loans	Senior Secured First Lien Notes	Senior Secured Second Lien Term Loans	Subordinated Notes	Equity/Warrants	Total Return Swap	Total
Balance, December 31, 2018	$479,593,279	$30,752,993	$169,923,547	$66,187,857	$75,480,034	$(6,524,904)	$815,412,806
Purchases	96,284,986	-	9,687,252	7,400,227	(7,115,943)	-	106,256,522
Sales	(165,383,818)	(15,271,250)	(27,327,760)	(11,290,388)	(43,626,923)	-	(262,900,139)
Transfers in	-	-	-	-	-	-	—
Transfers out	-	-	-	-	-	-	—
Amortization of discount/(premium)	670,606	-	509,528	-	-	-	1,180,134
Paid-in-kind interest income	3,311,294	-	826,220	-	-	-	4,137,514
Net realized gains/(losses)	(47,855,463)	(1,728,750)	84,328	(1,981,643)	15,610,206	-	(35,871,322)
Net change in unrealized appreciation/(depreciation)	(1,156,852)	1,342,007	(10,986,305)	2,161,986	4,358,110	6,524,904	2,243,850
Balance, September 30, 2019	$365,464,032	$15,095,000	$142,716,810	$62,478,039	$44,705,484	$—	$630,459,365
Change in net unrealized appreciation/(depreciation) in investments held as of September 30, 2019	$(29,669,966)	$54,808	$(11,610,130)	$(716,706)	$14,153	$—	$(41,927,841)

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

The following table presents the quantitative information about Level 3 fair value measurements of the Company’s total investments, as of September 30, 2020:

Type of Investment	Fair Value	Valuation techniques	Unobservable input(1)	Range (weighted average)
Senior Secured First Lien Term Loans	$209,151,629	Income Approach (DCF)	Market Yield	4.83% - 97.07% (14.15%)
Senior Secured First Lien Term Loans	83,230,973	Market Approach (Guideline Comparable)/Income Approach (DCF)/ Enterprise Value Analysis	EBITDA Multiple Discount Rate Expected Proceeds	2.00x - 9.00x (6.37x) 16.90% - 18.90% (17.90%) $48.00 - $115.00 ($63.03)
Senior Secured First Lien Term Loans	26,553,940	Recent Arms-Length Transaction	Recent Arms-Length Transaction	N/A
Senior Secured First Lien Notes	990,000	Recent Arms-Length Transaction	Recent Arms-Length Transaction	N/A
Senior Secured First Lien Notes	7,316,054	Income Approach (DCF)	Market Yield	12.78% - 12.78% (12.78%)
Senior Secured Second Lien Term Loan	42,007,655	Income Approach (DCF)	Market Yield	7.43% - 22.00% (12.57%)
Senior Secured Second Lien Term Loans	39,113,091	Market Approach (Guideline Comparable)/Income Approach (DCF)	EBITDA Multiple Discount Rate Expected Proceeds	5.00x - 8.50x (6.83x) 20.00% - 22.50% (21.21%) $172.00 - $233.00 ($202.50)
Subordinated Notes	39,138	Market Approach (Guideline Comparable)/Income Approach (DCF)	EBITDA Multiple	3.00x - 5.00x (3.50x)
Subordinated Notes	44,461,069	Income Approach (DCF)	Discount Rate Projected Default rates Recovery Rates Reinvestment Rates Prepayment Rates	12.15% - 39.00% (21.43%) 2.00% - 3.00% (2.29%) 60.00% - 65.00% (62.06%) 97.00% - 99.50% (97.74%) 15.00% - 25.00% (20.00%)
Subordinated Notes	35,600	Recent Arms-Length Transaction	Recent Arms-Length Transaction	N/A
Equity	36,801,963	Market Approach (Guideline Comparable)/Income Approach (DCF)/Enterprise Value Analysis	Book Value Multiple EBITDA Multiple Capitalization Rate Expected Proceeds	0.75x - 1.00 (0.88x) 0.50x - 10.00x (8.13x) 7.50% - 9.00% (8.33%) $0.10 - $66.20 ($1.37)
Equity	696,839	Recent Arms-Length Transaction	Recent Arms-Length Transaction	N/A
Total	$490,397,951

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

On July 22, 2019, the TRS with Citibank was terminated, and the TRS was fully wound down during the quarter ended September 30, 2019.

Arbor was required to pay a minimum usage fee in connection with the TRS of 1.60% on the amount equal to 85% of the average daily unused portion of the maximum amount permitted under the TRS. Such minimum usage fee did not apply during the first 365 days and last 60 days of the term of the TRS. Arbor also paid Citibank customary fees in connection with the establishment and maintenance of the TRS. During the three and nine months ended September 30, 2019, Arbor paid no minimum usage fees.

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

Transactions in TRS contracts during the three and nine months ended September 30, 2020 and 2019 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Interest income and settlement from TRS portfolio	$—	$—	$—	$309,388
Traded gains/(loss) on TRS loan sales	—	—	—	(9,632,904)
Net realized gains/(loss) on TRS portfolio	$—	$—	$—	$(9,323,516)
Net change in unrealized appreciation/(depreciation) on TRS portfolio	$—	$—	$—	$6,524,904

The volume of the Company’s derivative transactions for the three and nine months ended September 30, 2020 and 2019 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Average notional amount of contracts(1)	$—	$—	$—	$12,225,430

(1)Average notional amount is based on the average month end balances for the three and nine months ended September 30, 2020 and 2019, which is representative of the volume of notional contract amounts held during each year.

Note 6. Borrowings
The following table shows the Company's outstanding debt as of September 30, 2020 and December 31, 2019:

	September 30, 2020			December 31, 2019
	Total Commitment	Balance Outstanding	Unused Commitment	Total Commitment	Balance Outstanding	Unused Commitment
ING Credit Facility	$—	$—	$—	$215,000,000	$88,100,000	$126,900,000
Alpine Credit Facility	300,000,000	180,000,000	120,000,000	300,000,000	240,000,000	60,000,000
Total before deferred financing costs	300,000,000	180,000,000	120,000,000	515,000,000	328,100,000	186,900,000
Unamortized deferred financing costs	—	(347,588)	—	—	(2,235,279)	—
Total borrowings outstanding, net of deferred financing costs	$300,000,000	$179,652,412	$120,000,000	$515,000,000	$325,864,721	$186,900,000

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

On May 15, 2020, the Company entered into Amendment No. 4 to the Revolving Credit Agreement to among other things, (i) shorten the maturity date from March 31, 2021 to September 30, 2020, (ii) accelerate the amortization of the Revolving Credit Agreement, and (iii) provide for the prepayment of the outstanding loans under the Revolving Credit Agreement in an aggregate principal amount of not less than $20 million. On July 22, 2020, the Company paid all remaining outstanding obligations under the Revolving Credit Agreement. On July 31, 2020 (the “Termination Date”), the Company terminated the commitments on the Credit Agreement. The repayment of the outstanding obligations under the Revolving Credit Agreement was accounted for as a debt extinguishment in accordance with ASC 470-50, Modifications and Extinguishments, which attributed to a realized loss of $217,950 and was recorded on the Consolidated Statements of Operations as a loss on extinguishment of debt.

The ING Credit Facility allowed for the Company, at its option, to borrow money at a rate of either (i) an alternate base rate plus 1.50% per annum or (ii) LIBOR plus 2.50% per annum. The interest rate margins were subject to certain step-downs upon the satisfaction of certain conditions described in the Revolving Credit Agreement. The alternate base rate was the greatest of (i) the U.S. Prime Rate set forth in the Wall Street Journal, (ii) the federal funds effective rate plus 1/2 of 1%, and (iii) three month LIBOR plus 1.00%. As of September 30, 2020 and December 31, 2019, the commitment under the ING Credit Facility was $0 and $215,000,000, respectively. Availability of loans under the ING Credit Facility was linked to the valuation of the collateral pursuant to a borrowing base mechanism.

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

Borrowings under the Revolving Credit Agreement were subject to, among other things, a minimum borrowing base. Substantially all of the Company’s assets were pledged as collateral under the Revolving Credit Agreement. The ING Credit Facility required the Company to, among other things (i) make representations and warranties regarding the collateral as well the Company’s business and operations, (ii) agree to certain indemnification obligations, and (iii) agree to comply with various affirmative and negative covenants. The documents for the Revolving Credit Agreement also included default provisions, such as the failure to make timely payments under the Revolving Credit Agreement, the occurrence of a change in control, and the failure by the Company to materially perform under the operative agreements governing the Revolving Credit Agreement, which, if not complied with, could have accelerated repayment under the Revolving Credit Agreement, thereby materially and adversely affecting the Company’s liquidity, financial condition and results of operations.

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

As of December 31, 2019, the carrying amount of the Company’s borrowings under the ING Credit Facility approximated their fair value. The fair value of the Company’s debt obligation was determined in accordance with ASC 820, which defines fair value in terms of the price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The fair value of the Company’s borrowings under the ING Credit Facility was estimated based upon market interest rates of the Company’s borrowings or entities with similar credit risk, adjusted for nonperformance risk, if any. As of December 31, 2019, certain unobservable inputs used to value the ING Credit Facility were deemed to be Level 3, as defined in Note 4.

As of December 31, 2019, the financing costs of $1,164,341 related to the ING Credit Facility were capitalized and were being amortized over its term. The following table shows additional information about the interest and financing costs related to the ING Credit Facility for the three and nine months ended September 30, 2020 and 2019:

	For the Three Months Ended September 30, (unaudited)		For the Nine Months Ended September 30, (unaudited)
	2020	2019	2020	2019
Interest expense related to the ING Credit Facility	$18,023	$1,322,880	$1,729,272	$4,279,682
Financing expenses related to the ING Credit Facility	144,911	233,388	1,238,677	721,574
Total interest and financing expenses related to the ING Credit Facility	$162,934	$1,556,268	$2,967,949	$5,001,256
Weighted average outstanding debt balance of the ING Credit Facility	$2,624,148	$88,100,000	$49,254,498	$95,194,505
Weighted average interest rate of the ING Credit Facility (annualized)	2.9%	5.9%	4.6%	5.9%

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

As of September 30, 2020 and December 31, 2019, the carrying amount of the Company’s borrowings under the Alpine Credit Facility approximated the fair value of the Company’s debt obligation. The fair value of the Company’s debt obligation is determined in accordance with ASC 820, which defines fair value in terms of the price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The fair value of the Company’s borrowings under the Alpine Credit Facility is estimated based upon market interest rates of the Company’s borrowings or entities with similar credit risk, adjusted for nonperformance risk, if any. As of September 30, 2020 and December 31, 2019, certain unobservable inputs used to value the Alpine Credit Facility would be deemed to be Level 3, as defined in Note 4.

As of September 30, 2020 and December 31, 2019, the financing costs of $597,263 and $1,070,938 related to the Alpine Credit Facility has been capitalized and are being amortized over the respective terms. The following table shows additional information about the interest and financing costs related to the Alpine Credit Facility for the three and nine months ended September 30, 2020 and 2019:

	For the Three Months Ended September 30, (unaudited)		For the Nine Months Ended September 30, (unaudited)
	2020	2019	2020	2019
Interest expense related to the Alpine Credit Facility	$1,693,497	$3,277,956	$6,145,062	$10,017,294.54
Financing expenses related to the Alpine Credit Facility	249,674	244,557	735,697	725,697
Total Interest and financing expenses related to the Alpine Credit Facility	$1,943,171	$3,522,513	$6,880,759	$10,742,992
Weighted average outstanding debt balance of the Alpine Credit Facility	$180,000,000	$240,000,000	$189,416,058	$240,000,000
Weighted average interest rate of the Alpine Credit Facility (annualized)	3.7%	5.3%	4.3%	5.5%

Note 7. Agreements
Investment Advisory Agreement
On April 5, 2012, the Company entered into an investment advisory agreement (the “Investment Advisory Agreement”) with SIC Advisors to manage the Company’s investment activities. The Investment Advisory Agreement became effective as of April 17, 2012, the date that the Company met its minimum offering requirement. Pursuant to the 1940 Act, the initial term of the Investment Advisory Agreement was for two years from its effective date. Unless earlier terminated pursuant to its terms, the Investment Advisory Agreement will remain in effect from year-to-year thereafter if approved annually at an in-person meeting of the Company’s board of directors by a majority of the directors who are not "interested persons" (as defined in Section 2(a)(19) of the 1940 Act) of the Company or the Adviser, and either the Company’s board of directors or the holders of a majority of the Company’s outstanding voting securities. Most recently, on April 3, 2020, the Company’s board of directors approved the renewal of the Investment Advisory Agreement for an additional one-year term, which will expire on April 17, 2021.

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

The base management fee is calculated at an annual rate of 1.75% of the Company’s gross assets payable quarterly in arrears. For purposes of calculating the base management fee, the term “gross assets” includes any assets acquired with the proceeds of leverage. “Gross assets” also includes any cash collateral that was posted with respect to the TRS, adjusted for realized and unrealized appreciation. For the first quarter of the Company’s operations, the base management fee was calculated based on the initial value of the Company’s gross assets. Subsequently, the base management fee is calculated based on the gross assets at the end of each completed calendar quarter. Base management fees for any partial quarter are appropriately pro-rated. For the three and nine months ended September 30, 2020, the Company recorded an expense for base management fees of $3,021,491 and $9,217,687, respectively. For the three and nine months ended September 30, 2019, the Company recorded an expense for base management fees of $4,180,333 and $12,957,961, respectively. As of September 30, 2020 and December 31, 2019, the Company recorded a base management fee payable of $3,021,491 and $4,060,518, respectively.

The incentive fee consists of the following two parts:

An incentive fee on net investment income (“Subordinated Incentive Fee on Income”) is calculated and payable quarterly in arrears and is based upon pre-incentive fee net investment income for the immediately preceding quarter. No Subordinated Incentive Fee on Income is payable in any calendar quarter in which pre-incentive fee net investment income does not exceed a quarterly return to stockholders of 1.75% per quarter on the Company’s net assets at the end of the immediately preceding fiscal quarter (the “Preferred Quarterly Return”). All pre-incentive fee net investment income, if any, that exceeds the Preferred Quarterly Return, but is less than or equal to 2.1875% of net assets at the end of the immediately preceding fiscal quarter in any quarter, will be payable to SIC Advisors. The Company refers to this portion of its Subordinated Incentive Fee on Income as the “Catch Up”. It is intended to provide an incentive fee of 20% on pre-incentive fee net investment income when pre-incentive fee net investment income exceeds 2.1875% of net assets at the end of the immediately preceding quarter in any quarter. For any quarter in which the Company’s pre-incentive fee net investment income exceeds 2.1875% of net assets at the end of the immediately preceding quarter, the Subordinated Incentive Fee on Income shall equal 20% of the amount of pre-incentive fee net investment income, because the Preferred Quarterly Return and Catch Up will have been achieved. There was no incentive fee on net investment income that was earned on the TRS.

For the three and nine months ended September 30, 2020 the Company recorded no incentive fees. For the three and nine months ended September 30, 2019 the Company recorded $176,061 in incentive fees. As of September 30, 2020 and December 31, 2019, the Company recorded no incentive fees payable.

A capital gains incentive fee will be earned on realized investments and shall be payable in arrears as of the end of each calendar year during which the Investment Advisory Agreement is in effect. If the Investment Advisory Agreement is terminated, the incentive fee will also become payable as of the effective date of such termination. The incentive fee equals 20% of the realized capital gains, less the aggregate amount of any previously paid capital gains incentive fees. The incentive fee on capital gains is equal to realized capital gains on a cumulative basis from inception, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis.

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

For the three and nine months ended September 30, 2020 and 2019, the Company recorded no capital gains incentive fees. As of September 30, 2020 and December 31, 2019, the Company recorded no capital gains incentive fees payable.

Administration Agreement
On April 5, 2012, the Company entered into an administration agreement (the “Administration Agreement”) with Medley Capital LLC, pursuant to which Medley Capital LLC furnishes the Company with administrative services necessary to conduct its day-to-day operations. Pursuant to the 1940 Act, the Administration Agreement remained in effect for an initial period of two years from its effective date. The Administration Agreement became effective on April 17, 2012, the date that we met our minimum offering requirement. Pursuant to its terms, and unless earlier terminated as described below, the Administration Agreement will remain in effect from year-to-year if approved annually by a majority of our directors who are not "interested persons" (as defined in Section 2(a)(19) of the 1940 Act) of the Company or Medley Capital LLC, and either the holders of a majority of our outstanding voting securities or our board of directors. Most recently, on April 3, 2020, the Company’s board of directors approved the renewal of the Administration Agreement for an additional one-year term, which will expire on April 17, 2021. Medley Capital LLC is reimbursed for administrative expenses it incurs on the Company’s behalf in performing its obligations. Such costs are reasonably allocated to the Company on the basis of assets, revenues, time records or other reasonable methods. The Company does not reimburse Medley Capital LLC for any services for which it receives a separate fee or for rent, depreciation, utilities, capital equipment or other administrative items allocated to a controlling person of Medley Capital LLC. On February 28, 2013, Medley Capital LLC entered into a Sub-Administration Agreement with State Street Bank Global Fund Accounting and Custody to perform certain financial, accounting, administrative and other services on behalf of the Company. For the three and nine months ended September 30, 2020, the Company recorded administrator expenses of $431,598 and $1,822,255, respectively. For the three and nine months ended September 30, 2019, the Company recorded administrator expenses of $998,134 and $2,156,557, respectively. As of September 30, 2020 and December 31, 2019, the Company had administrator fees payable of $431,598 and $381,923, respectively.

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

Note 9. Directors Fees
For the three and nine months ended September 30, 2020, the Company recorded directors' fees expenses in General and Administrative expenses on the Consolidated Statement of Operations of $216,000 and $755,375, respectively. For the three and nine months ended September 30, 2019, the Company recorded directors' fees expenses in General and Administrative expenses on the Consolidated Statement of Operations of $246,750 and $783,750, respectively.

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

The following table sets forth the computation of the weighted average basic and diluted net increase in net assets per share from operations for the three and nine months ended September 30, 2020 and 2019:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
Net increase/(decrease) in net assets from operations	$32,120,421	$(18,812,388)	$(78,443,683)	$(20,953,094)
Weighted average common shares outstanding	102,742,489	101,035,420	102,771,213	100,116,493
Weighted average basic and diluted earnings/(loss) per common share	$0.31	$(0.19)	$(0.76)	$(0.21)

Note 11. Commitments
As of September 30, 2020 and December 31, 2019, the Company had $22,117,410 and $32,654,545, respectively, of unfunded commitments under loan and financing agreements. These amounts are primarily composed of commitments for senior secured term loans, revolvers, and additional capital contributions for the Sierra JV. The unrealized gain or loss associated with unfunded commitments is recorded in the financial statements and reflected as an adjustment to the valuation of the related security in the Consolidated Schedule of Investments. The par amount of the unfunded commitments are not recognized by the Company until the commitment is funded.

	As of
	September 30, 2020	December 31, 2019
1888 Industrial Services, LLC	$358,560	$424,422
AAAHI Acquisition Corporation	—	1,586,982
Access Media Holdings, LLC	88,200	88,200
Alpine SG, LLC	—	1,000,000
Black Angus Steakhouses, LLC	—	2,232,143
DataOnline Corp.	535,714	2,142,857
Isola USA Corp.	1,138,277	1,138,277
Kemmerer Operations, LLC	908,475	908,475
Offen, Inc.	1,061,947	1,061,947
Redwood Services Group, LLC	1,725,000	1,725,000
RTIC Subsidiary Holdings, LLC	3,174,603	—
SFP Holding, Inc.	5,459,025	10,151,775
Sierra Senior Loan Strategy JV I LLC	—	4,200,000
Simplified Logistics, LLC	1,466,667	5,000,000
Smile Doctors, LLC	280,612	994,467
Sungard AS New Holdings, LLC	500,441	—
West Dermatology, LLC	5,419,889	—
Total Commitments	$22,117,410	$32,654,545

Insurance Reimbursements
In September 2020, the Company received confirmation from its insurance carriers that a portion of expenses related to the purported stockholder class action, captioned FrontFour Capital Group LLC et. al. v. Brook Taube et. al., Case No. 2019-0100, were covered under the Company's insurance policy and that the insurance carriers would reimburse the Company for $1.2 million. Accordingly, as of September 30, 2020, the Company recorded a $1.2 million receivable, which is included on the Consolidated Statement of Assets and Liabilities in prepaid expenses and other assets and resulted in a corresponding offset or reduction in professional fees on the Consolidated Statements of Operations. On October 2, 2020, the Company received the insurance reimbursement of $1.2 million.

Note 12. Fee Income
Fee income consists of origination fees, amendment fees, prepayment fees, administrative agent fees and other miscellaneous fees. Origination fees, prepayment fees, amendment fees, and other similar fees are non-recurring fee sources. Such fees are received on a transaction by transaction basis and do not constitute a regular stream of income. The following table shows the Company’s fee income for the three and nine months ended September 30, 2020 and 2019:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
Origination fees	$167,218	$4,703	$329,554	$52,793
Prepayment fees	—	192,215	—	2,704,751
Amendment fees	14,599	110,580	250,030	420,435
Administrative agent fees	4,888	24,337	27,401	82,927
Other fees	924	7,786	15,277	8,601
Fee income	$187,629	$339,621	$622,262	$3,269,507

Note 13. Distributions and Share Repurchase Program
Distributions to common stockholders are recorded on the ex-dividend date. The amount to be paid out as a distribution is determined by the Company’s board of directors.

The Company has adopted an “opt in” distribution reinvestment plan (“DRIP”) pursuant to which the Company’s stockholders may elect to have the full amount of any cash distributions reinvested in additional shares of the Company’s common stock. On June 30, 2017, the Board approved an amendment to the DRIP, pursuant to which the number of newly-issued shares of the Company’s common stock to be issued to a participating stockholder shall be determined by dividing the total dollar amount of the distribution payable to such stockholder by a price equal to 94.5%, rather than 90%, of the Company’s then current offering price. The Company amended the DRIP as a result of the Company’s revised fee structure, which went into effect on June 16, 2017. Under the Company’s revised fee structure the upfront selling commission was reduced from 7.00% of gross proceeds to up to 3.00% of gross proceeds and the dealer manager fee was reduced from 2.75% of gross proceeds to up to 2.50% of gross proceeds. If the Company declares a cash dividend or other distribution, each stockholder that has “opted in” to the DRIP will have their distributions automatically reinvested in additional shares of the Company’s common stock rather than receiving cash distributions. Stockholders who receive distributions in the form of shares of common stock will be subject to the same federal, state and local tax consequences as if they received cash distributions. For the nine months ended September 30, 2020, the Company distributed a total of $10,760,287, of which $6,917,156 was in cash and $3,843,131 was in the form of common stock associated with the DRIP. For the nine months ended September 30, 2019, the Company distributed a total of $47,902,108, of which $29,596,806, was in cash and $18,305,302 was in the form of common stock issued under the DRIP.

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

The Company’s distributions may be funded from offering proceeds or borrowings, which may constitute a return of capital and reduce the amount of capital available to the Company for investment. Any capital returned to stockholders through distributions will be distributed after payment of fees and expenses. On July 31, 2020, our board of directors temporarily suspended the monthly distributions on the shares of the Company’s common stock. On October 22, 2020, our board of directors determined to reinstate the monthly distributions on the shares of the Company’s common stock. See Note 15 for more information.

During the term of the Expense Support and Reimbursement Agreement with SIC Advisors (which expired on December 31, 2016), SIC Advisors reimbursed the Company for operating expenses in an amount equal to the difference between the Company’s distributions paid to its stockholders in each month, less the sum of the Company’s net investment income, net realized capital gains and dividends paid to the Company from its portfolio companies, not included in net income and net realized capital gains, during such period (“Expense Support Reimbursement”). The Company’s previous distributions to stockholders may have been funded from temporary Expense Support Reimbursements that may have been subject to repayment to SIC Advisors. The portion of these distributions derived from temporary Expense Support Reimbursements were not based on the Company's investment performance and may not continue in the future. If SIC Advisors had not agreed to make Expense Support Reimbursements, these distributions would have come from paid-in-capital. The Company's contingent obligation to repay eligible reimbursements to SIC Advisors expired on September 30, 2019.

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

Notwithstanding the suspension of the share repurchase program our board of directors approved the repurchase of shares of our common stock from our stockholders who have requested repurchases in connection with such stockholder’s death or disability. In the event of the death or disability of a stockholder, the Company will repurchase the shares held by such stockholder at a price equal to the NAV per share of our shares as disclosed in the periodic report the Company files with the SEC immediately following the date of the death or disability of such stockholder. The Company's board of directors has the right to suspend or terminate repurchases due to death or disability to the extent that it determines that it is in the Company's best interest to do so. During the three and nine months ended September 30, 2020, the Company repurchased 324,136 and 483,083 shares, respectively, of certain shareholders due to death or disability. During the three and nine months ended September 30, 2019, the Company repurchased 144,356 shares of certain shareholders due to death or disability.

Note 14. Financial Highlights
The following is a schedule of financial highlights of the Company for the nine months ended September 30, 2020 and 2019:

	2020	2019
Per Share Data:(1)
Net asset value at beginning of period	$5.78	$6.72
Net investment income/(loss)	(0.08)	0.26
Net realized gains/(losses) on investments and total return swap	(0.59)	(0.35)
Net unrealized appreciation/(depreciation) on investments and total return swap	(0.09)	(0.12)
Net increase/(decrease) in net assets	$(0.76)	$(0.21)
Distributions declared from net investment income(2)	(0.11)	(0.48)
Total distributions to shareholders	$(0.11)	$(0.48)
Net asset value at end of period	$4.91	$6.03
Total return based on net asset value(4)(5)	(13.44)%	(3.11)%
Portfolio turnover rate(5)	14.77%	22.82%
Shares outstanding at end of period	102,571,371	101,330,757
Net assets at end of period	$503,255,139	$610,610,747
Ratio/Supplemental Data (annualized):
Ratio of net investment income/(loss) to average net assets	(2.11)%	5.45%
Ratio of net expenses (including incentive fees) to average net assets	11.78%	7.54%
Ratio of incentive fees to average net assets (5)	—%	0.03%
Supplemental Data (annualized):
Asset coverage ratio per unit(6)	$3,796	$2,861
Percentage of non-recurring fee income(7)	2.22%	6.76%
Ratio of net expenses (excluding incentive fees) to average net assets	11.78%	7.52%
Ratio of interest and financing related expenses to average net assets	2.66%	3.25%
Total Debt Outstanding:(8)(9)
Revolving Credit Facility	$180,000,000	$328,100,000

(1)The per share data was derived by using the weighted average shares outstanding during the nine months ended September 30, 2020 and 2019, which were 102,771,213 and 100,116,493 respectively. Table may not foot due to rounding.
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
(5)Not annualized.

(6)Asset coverage per unit is the ratio of the carrying value of the Company's total consolidated assets for regulatory purposes, less all liabilities and indebtedness not represented by senior securities to the aggregate amount of Senior Securities representing indebtedness. Asset coverage per unit is expressed in terms of dollars per $1,000 of indebtedness. As of September 30, 2020 and 2019, the Company's Asset Coverage Per Unit including unfunded commitments was $3,380 and $2,645, respectively.
(7)Represents the impact of non-recurring fees over total investment income.
(8)Total amount of each class of senior securities outstanding at the end of the period excluding debt issuance costs.
(9)Average market value per unit is not applicable as these classes of securities are not registered for public trading.

Note 15. Subsequent Events
Management has evaluated subsequent events through the date of issuance of the consolidated financial statements included herein. There have been no subsequent events that occurred during such period that would require disclosure in this Form 10-Q or would be required to be recognized in the consolidated financial statements as of and for the nine months ended September 30, 2020, except as disclosed below.

On October 22, 2020, our board of directors declared a series of monthly distributions for October, November and December 2020 in the amount of $0.01 per share. Stockholders of record as of each respective monthly record date will be entitled to receive the distribution. Below are the details for each respective distribution:

Record Date	Payment Date	Amount per share
October 29, 2020	October 30, 2020	$0.01
November 27, 2020	November 30, 2020	0.01
December 30, 2020	December 31, 2020	0.01

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
•uncertainties associated with the impact from the COVID-19 pandemic, including: its impact on the global and U.S. capital markets, and the global and U.S. economy; the length and duration of the COVID-19 outbreak in the United States as well as worldwide and the magnitude of the economic impact of that outbreak; the effect of the COVID-19 pandemic on our business prospects and the operational and financial performance of our portfolio companies, including our and their ability to achieve their respective objectives; the effect of the disruptions caused by the COVID-19 pandemic on our ability to continue to effectively manage our business and our use of borrowed money to finance a portion of our investments; and
•the impact of the termination of the Amended MCC Merger Agreement (as defined below) and the Amended MDLY Merger Agreement (as defined below) on our business, financial results, and ability to pay dividends and distributions, if any, to our stockholders.

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

We have evaluated subsequent events from September 30, 2020 through the filing date of this quarterly report on Form 10-Q. However, as the discussion in this Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations relates to the Company’s financial statements for the quarterly period end September 30, 2020, the analysis contained herein may not fully account for impacts relating to the COVID-19 pandemic. In that regard, for example, as of September 30, 2020, the Company valued its portfolio investments in conformity with U.S. GAAP based on the facts and circumstances known by the Company at that time, or reasonably expected to be known at that time. Due to the overall volatility that the COVID-19 pandemic has caused during the months that followed our September 30, 2020 valuation, any valuations conducted now or in the future in conformity with U.S. GAAP could result in a lower fair value of our portfolio. The impact to our results going forward will depend to a large extent on future developments and new information that may emerge regarding the duration and severity of COVID-19 and the actions taken by authorities and other entities to contain the coronavirus or treat its impact, all of which are beyond our control. Accordingly, the Company cannot predict the extent to which its financial condition and results of operations will be affected at this time.

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

The level of our investment activity depends on many factors, including the amount of debt and equity capital available to prospective portfolio companies, the level of merger, acquisition and refinancing activity for such portfolio companies, the availability of credit to finance transactions, the general economic environment and the competitive environment for the types of investments we make. The precise timing of our investment activity will depend on the availability of investment opportunities that are consistent with our investment objectives and strategies.

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

Portfolio and Investment Activity
The following table shows the amortized cost and the fair value of our investment portfolio as of September 30, 2020:

	Amortized Cost	Percentage	Fair Value	Percentage
Senior secured first lien term loans	$381,595,466	52.4%	$318,936,542	53.7%
Senior secured second lien term loans	94,244,293	13.0	81,120,746	13.6
Senior secured first lien notes	8,473,750	1.2	8,306,054	1.4
Subordinated notes	66,463,686	9.2	44,535,807	7.5
Sierra Senior Loan Strategy JV I LLC	110,050,000	15.2	73,819,863	12.4
Equity/warrants	65,251,030	9.0	67,912,798	11.4
Total	$726,078,225	100.0%	$594,631,810	100.0%

As of September 30, 2020, our income-bearing investment portfolio, which represented 82.6% of our total portfolio, had a weighted average yield based upon the cost of our investment portfolio of 7.9%, and 3.7% of our income-bearing portfolio bore interest based on fixed rates, while 96.3% of our income-bearing portfolio bore interest at floating rates, such as LIBOR.

As of September 30, 2020, the Company held loans it has made directly to 62 investee companies with aggregate principal amounts of $631.0 million. As of December 31, 2019, the Company held loans it has made directly to 62 investee companies with aggregate principal amounts of $643.5 million. During the three and nine months ended September 30, 2020, the Company made 7 and 38 loans to investee companies, respectively, with aggregate principal amounts of $21.3 million and $90.5 million, respectively. During the three and nine months ended September 30, 2019, the Company made 26 and 54 loans to investee companies, respectively, with aggregate principal amounts of $67.0 million and $121.6 million, respectively.

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

The following table shows weighted average current yield to maturity based on fair value as of September 30, 2020 and December 31, 2019:

	September 30, 2020		December 31, 2019
	Percentage of Total Investments	Weighted Average Current Yield for Total Investments(1)	Percentage of Total Investments	Weighted Average Current Yield for Total Investments(1)
Senior secured first lien term loans	53.7%	8.8%	48.7%	10.4%
Senior secured second lien term loans	13.6	11.7	18.2	11.0
Senior secured first lien notes	1.4	12.3	2.1	29.6
Subordinated notes	7.5	9.0	9.3	10.8
Sierra Senior Loan Strategy JV I LLC	12.4	9.0	10.1	9.6
Equity/warrants	11.4	6.0	11.6	9.7
Total	100.0%	9.4%	100.0%	10.9%

(1)The weighted average current yield for total investments does not represent the total return to our stockholders.

The following table shows the portfolio composition by industry classification based on fair value as of September 30, 2020:

Industry Classification	Investments at Fair Value	Percentage of Total Portfolio
Multi-Sector Holdings	$118,280,932	20.0%
High Tech Industries	72,846,899	12.3
Services: Business	73,101,069	12.3
Healthcare & Pharmaceuticals	57,293,321	9.6
Banking, Finance, Insurance & Real Estate	42,764,191	7.2
Construction & Building	35,539,333	6.0
Aerospace & Defense	29,800,155	5.0
Consumer Goods: Durable	38,269,699	6.4
Wholesale	25,354,244	4.3
Automotive	17,268,511	2.9
Containers, Packaging & Glass	15,235,296	2.6
Hotel, Gaming & Leisure	14,516,215	2.4
Chemicals, Plastics & Rubber	8,148,058	1.4
Forest Products & Paper	7,355,937	1.2
Environmental Industries	7,417,142	1.2
Media: Diversified & Production	6,761,379	1.1
Transportation: Consumer	5,975,742	1.0
Transportation: Cargo	5,941,090	1.0
Consumer Goods: Non-durable	4,674,151	0.8
Metals & Mining	3,530,163	0.6
Energy: Oil & Gas	2,592,607	0.4
Retail	1,045,311	0.2
Media: Broadcasting & Subscription	872,593	0.1
Beverage & Food	47,772	0.0
Total	$594,631,810	100.0%

The following table shows the portfolio composition by industry classification based on fair value as of December 31, 2019:

Industry Classification	Investments at Fair Value	Percentage of Total Portfolio
Multi-Sector Holdings	$130,278,650	19.2%
High Tech Industries	81,531,661	12.1
Services: Business	81,285,736	12.0
Healthcare & Pharmaceuticals	57,374,851	8.5
Banking, Finance, Insurance & Real Estate	52,049,297	7.7
Construction & Building	39,865,739	5.9
Wholesale	35,186,289	5.2
Aerospace & Defense	34,475,020	5.1
Consumer Goods: Durable	24,214,089	3.6
Hotel, Gaming & Leisure	21,365,163	3.2
Automotive	19,861,655	2.9
Containers, Packaging & Glass	15,655,179	2.3
Transportation: Cargo	12,771,231	1.9
Energy: Oil & Gas	10,007,469	1.5
Chemicals, Plastics & Rubber	9,505,614	1.4
Media: Diversified & Production	9,493,583	1.4
Forest Products & Paper	7,182,914	1.1
Transportation: Consumer	6,877,180	1.0
Capital Equipment	6,537,927	1.0
Environmental Industries	6,414,400	0.9
Consumer Goods: Non-durable	4,721,895	0.7
Metals & Mining	3,258,022	0.5
Media: Broadcasting & Subscription	2,163,218	0.3
Retail	1,846,648	0.3
Media: Advertising, Printing & Publishing	1,700,500	0.3
Total	$675,623,930	100.0%

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

The following table shows the distribution of our investment portfolio, not including cash and cash equivalents, on the 1 to 5 investment credit rating scale at fair value as of September 30, 2020 and December 31, 2019:

	September 30, 2020		December 31, 2019
Investment Credit Rating	Investments at Fair Value	Percentage	Investments at Fair Value	Percentage
1	$43,535,826	7.3%	$58,241,430	8.6%
2	387,230,409	65.2	455,613,817	67.5
3	113,538,065	19.1	144,141,977	21.3
4	16,266,411	2.7	7,187,740	1.1
5	34,061,099	5.7	10,438,966	1.5
Total	$594,631,810	100.0%	$675,623,930	100.0%
The COVID-19 pandemic has impacted our investment ratings as of September 30, 2020, causing downgrades of certain portfolio companies. As the COVID-19 situation continues to evolve, we are maintaining close communications with our portfolio companies to proactively assess and manage potential risks across our investment portfolio. We have also increased oversight and analysis of credits in vulnerable industries in an attempt to improve loan performance and reduce credit risk.
Results of Operations
The following table shows operating results for the three and nine months ended September 30, 2020 and 2019:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
Total investment income	$12,935,319	$18,160,825	$35,811,584	$62,977,848
Total expenses	6,854,087	12,403,239	43,674,215	36,566,041
Net investment income/(loss)	6,081,232	5,757,586	(7,862,631)	26,411,807
Net realized gain/(loss) from investments and total return swap	(52,474,635)	(19,721,169)	(60,522,923)	(34,973,608)
Net change in unrealized appreciation/(depreciation) on investments and total return swap	79,481,063	(4,405,963)	(9,038,042)	(11,948,451)
Change in provision for deferred taxes on unrealized gain on investments	(749,289)	(442,842)	(802,137)	(442,842)
Loss on extinguishment of debt	(217,950)	—	(217,950)	—
Net increase/(decrease) in net assets resulting from operations	$32,120,421	$(18,812,388)	$(78,443,683)	$(20,953,094)

Investment Income
Total investment income decreased $5,225,506, or 28.8%, to $12,935,319 for the three months ended September 30, 2020, compared to $18,160,825 for the three months ended September 30, 2019. Total investment income consisted primarily of portfolio interest and dividends, which decreased $4,672,331, or 26.8%, to $12,737,019 for the three months ended September 30, 2020, compared to $17,409,350 for the three months ended September 30, 2019. This decrease was primarily attributable to an increase in the number of portfolio companies on non-accrual, and to a lesser extent, a decrease in the size of the underlying portfolio due to reduced leverage utilization.

Total investment income decreased $27,166,264, or 43.1%, to $35,811,584 for the nine months ended September 30, 2020, compared to $62,977,848 for the nine months ended September 30, 2019. Total investment income consisted primarily of portfolio interest and dividends, which decreased $24,859,189, or 42.4%, to $33,803,252 for the nine months ended September 30, 2020, compared to $58,662,441 for the nine months ended September 30, 2019. This decrease was primarily attributable to an increase in the number of portfolio companies on non-accrual, and to a lesser extent, a decrease in the size of the underlying portfolio due to reduced leverage utilization.

As of September 30, 2020, certain investments in fourteen portfolio companies were on non-accrual status with a combined cost of $107,750,374, or 14.8% of the cost of the Company's portfolio, and a combined fair value of $50,838,081 or 8.5% of the fair value of the Company's portfolio. As of September 30, 2019, nine portfolio companies were on non-accrual status with a cost of $76,691,668, or 9.2% of the cost of the Company's portfolio, and a fair value of $24,424,986, or 3.3% of the fair value of the Company's portfolio.

Fee income decreased $151,992, or 44.8%, to $187,629 for the three months ended September 30, 2020, compared to $339,621 for the three months ended September 30, 2019, primarily due to a decrease in fees associated with loan originations and loan prepayments.

Fee income decreased $2,647,245, or 81.0%, to $622,262 for the nine months ended September 30, 2020, compared to $3,269,507 for the nine months ended September 30, 2019, primarily due to a decrease in fees associated with loan originations and loan prepayments.
Operating Expenses
The following table shows operating expenses for the three and nine months ended September 30, 2020 and 2019 :

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
Base management fees	$3,021,491	$4,180,333	$9,217,687	$12,957,961
Interest and financing expenses	2,106,105	5,078,781	9,848,708	15,744,248
General and administrative expenses	1,680,990	1,556,514	11,959,187	4,076,507
Administrator expenses	431,598	998,134	1,822,255	2,156,557
Incentive Fees	—	176,061	—	176,061
Offering costs	30,816	6,322	35,973	42,158
Professional fees	(416,913)	407,094	10,790,405	1,412,549
Total expenses	$6,854,087	$12,403,239	$43,674,215	$36,566,041

Total expenses decreased $5,549,152, or 44.7%, to $6,854,087 for the three months ended September 30, 2020, as compared to $12,403,239 for the three months ended September 30, 2019, primarily due to a decrease in interest and financing expenses and base management fees. Total expenses increased $7,108,174, or 19.4%, to $43,674,215 for the nine months ended September 30, 2020, as compared to $36,566,041 for the nine months ended September 30, 2019, primarily due to an increase in professional fees and general and administrative expenses related to deferred transaction costs (see Note 2), partially offset by a decrease in base management fees and a decrease in interest and financing expenses.

Base management fees decreased $1,158,842, or 27.7%, to $3,021,491 for the three months ended September 30, 2020, as compared to $4,180,333 for the three months ended September 30, 2019, primarily due to a decrease in our gross assets. Base management fees decreased $3,740,274, or 28.9%, to $9,217,687 for the nine months ended September 30, 2020, as compared to $12,957,961 for the nine months ended September 30, 2019, primarily due to a decrease in our gross assets.

Interest and financing expenses decreased $2,972,676, or 58.5%, to $2,106,105 for the three months ended September 30, 2020, as compared to $5,078,781 for the three months ended September 30, 2019, primarily due to a decrease in the weighted average interest rate of our credit facilities because of a decrease in LIBOR rates of 1.8%, or a 32.7% decrease. Interest and financing expenses decreased $5,895,540, or 37.4%, to $9,848,708 for the nine months ended September 30, 2020, as compared to $15,744,248 for the nine months ended September 30, 2019, primarily due to a decrease in the weighted average interest rate of our credit facilities because of a decrease in LIBOR rates of 1.2%, or a 21.4% decrease.

General and administrative expenses increased $124,476, or 8.0%, to $1,680,990 for the three months ended September 30, 2020, as compared to $1,556,514 for the three months ended September 30, 2019, primarily due to an increase in insurance expenses. General and administrative expenses increased $7,882,680, or 193.4%, to $11,959,187 for the nine months ended September 30, 2020, as compared to $4,076,507 for the nine months ended September 30, 2019, primarily due to an increase in expenses related to deferred transaction costs (see Note 2).

Professional fees decreased $824,007, or 202.4% to ($416,913) for the three months ended September 30, 2020, as compared to $407,094 for the three months ended September 30, 2019, primarily due to a reimbursement of previously expensed deferred transaction costs (see Note 11). Professional fees increased $9,377,856, or 663.9% to $10,790,405 for the nine months ended September 30, 2020, as compared to $1,412,549 for the nine months ended September 30, 2019, primarily due to an increase in expenses related to deferred transaction costs (see Note 2).

Net Realized Gains/Losses on Investments
We measure realized gains or losses by the difference between the net proceeds from the disposition and the amortized cost basis of an investment, without regard to unrealized gains or losses previously recognized. For the three and nine months ended September 30, 2020, we recognized net realized loss on investments of $52,474,635 and $60,522,923, respectively, primarily due to the sale of investments. For the three and nine months ended September 30, 2019, we recognized net realized loss on investments of $19,721,169 and $34,973,608, respectively, primarily due to certain non-cash restructuring transactions and the wind-down of our TRS facility .

Loss on extinguishment of debt
In the event that we modify or extinguish our debt prior to maturity, we account for it in accordance with ASC 470-50, Modifications and Extinguishments, in which we measure the difference between the reacquisition price of the debt and the net carrying amount of the debt, which includes any unamortized debt issuance costs.

During the three and months ended September 30, 2020, the Company recognized a net loss on extinguishment of debt of $217,950, which was due to the repayment of the outstanding obligations under the Revolving Credit Agreement.

Net Unrealized Appreciation/Depreciation on Investments
Net change in unrealized appreciation/depreciation on investments reflects the net change in the fair value of our investments including the TRS and provision for deferred taxes. For the three and nine months ended September 30, 2020, we recorded a net change in unrealized appreciation, net of tax, of $78,731,774 and a net change in unrealized depreciation, net of tax, of $9,840,179. The unrealized appreciation for the nine months ended September 30, 2020 resulted from the reversal of previously recorded unrealized depreciation on realized investments and positive credit-related adjustments.

For the three and nine months ended September 30, 2019, we recorded a net change in unrealized depreciation, net of tax, of $4,848,805 and $12,391,293, respectively. The unrealized depreciation resulted from negative credit-related adjustments that caused a reduction in fair value of certain portfolio investments.

Changes in Net Assets from Operations
For the three and nine months ended September 30, 2020, we recorded a net increase in net assets resulting from operations of $32,120,421 and a net decrease in net assets resulting from operations of $78,443,683. Based on 102,742,489 and 102,771,213 weighted average common shares outstanding for the three and nine months ended September 30, 2020, our per share net increase in net assets resulting from operations was $0.31 and our per share net decrease in net assets resulting from operations was $0.76, respectively.

For the three and nine months ended September 30, 2019, we recorded a net decrease in net assets resulting from operations of $18,812,388 and $20,953,094, respectively, in net assets resulting from operations. Based on 101,035,420 and 100,116,493 weighted average common shares outstanding for the three and nine months ended September 30, 2019, our per share net decrease in net assets resulting from operations was $0.19 and $0.21, respectively.

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

As of September 30, 2020 and December 31, 2019, we had $85.6 million and $225.3 million, respectively, in cash and cash equivalents. In the future, we may generate cash from future offerings of securities, future borrowings and cash flows from operations, including interest earned from the temporary investment of cash in U.S. government securities and other high-quality debt investments that mature in one year or less. Our primary use of funds is to make investments in our targeted asset classes, cash distributions to our stockholders, and other general corporate purposes.

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

The following table shows our net borrowings as of September 30, 2020 and December 31, 2019:

	September 30, 2020			December 31, 2019
	Total Commitment	Balance Outstanding	Unused Commitment	Total Commitment	Balance Outstanding	Unused Commitment
ING Credit Facility	$—	$—	$—	$215,000,000	$88,100,000	$126,900,000
Alpine Credit Facility	300,000,000	180,000,000	120,000,000	300,000,000	240,000,000	60,000,000
Total before deferred financing costs	300,000,000	180,000,000	120,000,000	515,000,000	328,100,000	186,900,000
Unamortized deferred financing costs	—	(347,588)	—	—	(2,235,279)	—
Total borrowings outstanding, net	$300,000,000	$179,652,412	$120,000,000	$515,000,000	$325,864,721	$186,900,000

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

On July 22, 2020, the Company paid all remaining outstanding obligations under the Revolving Credit Agreement. On July 31, 2020 (the “Termination Date”), the Company terminated the commitments on the Credit Agreement. The repayment of the outstanding obligations under the Revolving Credit Agreement was accounted for as a debt extinguishment in accordance with ASC 470-50, Modifications and Extinguishments, which attributed to a realized loss of $217,950 and was recorded on the Consolidated Statements of Operations as a loss on extinguishment of debt.

The ING Credit Facility allowed for us, at our option, to borrow money at a rate of either (i) an alternate base rate plus 1.50% per annum or (ii) LIBOR plus 2.50% per annum. The interest rate margins were subject to certain step-downs upon the satisfaction of certain conditions described in the Revolving Credit Agreement. The alternate base rate was the greatest of (i) the U.S. Prime Rate set forth in the Wall Street Journal, (ii) the federal funds effective rate plus 1/2 of 1%, and (iii) three month LIBOR plus 1%. As of September 30, 2020 and December 31, 2019, the commitment under the ING Credit Facility was $0 and $215,000,000, respectively. Availability of loans under the ING Credit Facility was linked to the valuation of the collateral pursuant to a borrowing base mechanism.

We were also required to pay a commitment fee to the lenders based on the daily unused portion of the aggregate commitments under the ING Credit Facility. The commitment fee was (i) 1.50% if the used portion of the aggregate commitments is less than or equal to 40%, (ii) 0.75% if the used portion of the aggregate commitments is greater than 40% and less than or equal to 65% or

(iii) 0.50% if the used portion of the aggregate commitments is greater than 65%. The ING Credit Facility provided that we may use the proceeds of the ING Credit Facility for general corporate purposes, including making investments in accordance with our investment objective and strategy. As of September 30, 2020 and December 31, 2019, our borrowings under the ING Facility totaled $0 and $88,100,000, respectively, and were recorded as part of revolving credit facilities payable on our Consolidated Statements of Assets and Liabilities.

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

Borrowings under the Alpine Credit Facility are subject to compliance with a NAV coverage ratio with respect to the current value of Alpine’s portfolio and various eligibility criteria must be satisfied with respect to the initial acquisition of each loan in Alpine’s portfolio. Any amounts borrowed under the Alpine Credit Facility will mature, and all accrued and unpaid interest thereunder will be due and payable, on March 29, 2022. As of September 30, 2020 and December 31, 2019, Alpine’s borrowings under the Alpine Credit Facility totaled $180,000,000 and $240,000,000, respectively, and were recorded as part of revolving credit facilities payable on our Consolidated Statements of Assets and Liabilities.

Contractual Obligations
The following table shows our payment obligations for repayment of debt, which total our contractual obligations at September 30, 2020:

	Payment Due By Period
	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
Alpine Credit Facility	$180,000,000	$—	$180,000,000	$—	$—
Total Contractual Obligations	$180,000,000	$—	$180,000,000	$—	$—

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

There were no transactions in TRS contracts or derivative assets from Citibank during the three and nine months ended September 30, 2020 and the three months ended September 30, 2019. Transactions in TRS contracts during the nine months ended September 30, 2019 were $9,323,516 in realized losses and $6,524,904 in net unrealized appreciation, which are recorded on the Consolidated Statements of Operations.

The volume of the Company’s derivative transactions for the three and nine months ended September 30, 2020 and 2019 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Average notional amount of contracts(1)	$—	$—	$—	$12,225,430

(1)Average notional amount is based on the average month end balances for the three and nine months ended September 30, 2020 and 2019, which is representative of the volume of notional contract amounts held during each year.

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

As of September 30, 2020 Sierra JV had total capital commitments of $124.6 million, with the Company providing $110.1 million and GALIC providing $14.5 million. As of December 31, 2019 Sierra JV had total capital commitments of $116.0 million, with the Company providing $101.5 million and GALIC providing $14.5 million. As of September 30, 2020 approximately $124.5 million was funded relating to these commitments of which $110.1 million was from the Company. As of December 31, 2019 approximately $105.2 million was funded relating to these commitments of which $92.1 million was from the Company. The Company does not have the right to withdraw any of their respective capital commitment, unless in connection with a transfer of its membership interests. The Company may transfer full membership interests as long as it is approved by all members and transferred in a transaction exempt from the registration requirements of the Securities Act of 1933, as amended, or applicable state securities laws.

Sierra JV entered into a Senior Secured Revolving Credit Facility Agreement, as amended (the "JV Facility") with Deutsche Bank, AG, New York Branch ("DB").

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

On March 31, 2020, the total commitment under the JV Facility was reduced to $240.0 million from $250.0 million and the reinvestment period was extended from March 31, 2020 to April 30, 2020.

On April 30, 2020, the total commitment under the JV Facility was reduced to $200.0 million from $240.0 million, the reinvestment period was extended from April 30, 2020 to July 31, 2020 and the maturity date was extended to July 31, 2023.

On July 29, 2020, the total commitment under the JV Facility was reduced to $175.0 million from $200.0 million, the reinvestment period was extended from July 31, 2020 to April 30, 2021 and the maturity date was extended to April 30, 2024. Additionally, the interest rate was modified from bearing an interest rate of LIBOR (with a 0.00% floor) + 2.75% per annum to LIBOR (with a 0.50% floor) + 3.25% per annum.

As of September 30, 2020, Sierra JV’s portfolio was comprised of 100.0% of senior secured first lien term loans to 54 different portfolio companies with two portfolio companies on non-accrual status. As of December 31, 2019, Sierra JV’s portfolio was comprised of 100% of senior secured first lien term loans to 60 different portfolio companies with one portfolio company on non-accrual status.

The JV Facility is secured substantially by all of Sierra JV's assets, subject to certain exclusions set forth in the JV Facility. As of September 30, 2020 and December 31, 2019, there was $124.7 million and $204.9 million outstanding under the JV Facility, respectively.

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

On July 31, 2020, our board of directors temporarily suspended the monthly distributions on the shares of the Company’s common stock. On October 22, 2020, our board of directors determined to reinstate the monthly distributions on the shares of the Company’s common stock. See “Recent Developments” for more information. Any distributions to our stockholders paid by the Company is subject to our board of directors’ discretion and applicable legal restrictions and take into account our results of operations, our general financial condition, general economic conditions, or other factors prohibit us from declaring a distribution. Any distributions to our stockholders will be declared out of assets legally available for distribution. From time to time, but not less than quarterly, we will review our accounts to determine whether distributions to our stockholders are appropriate. We have not established limits on the amount of funds we may use from available sources to make distributions. From the commencement of our offering through September 30, 2016, a portion of our distributions were comprised in part of expense support payments made by SIC Advisors that were subject to repayment by us within three years of the date of such support payment. The Expense Support Agreement expired on December 31, 2016 and the Company's contingent obligation to repay eligible reimbursements to SIC Advisors expired on September 30, 2019. The purpose of this arrangement was to cover distributions to stockholders so as to ensure that the distributions did not constitute a return of capital for GAAP purposes. In the future, we may have distributions which could be characterized as a return of capital. Such distributions are not based on our investment performance and can only be sustained if we achieve positive investment performance in future periods. There can be no assurance that we will achieve the performance necessary to make distributions and at historical levels in the future. SIC Advisors has no obligation to enter into a renewed expense support agreement.

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

Under the terms of the Investment Advisory Agreement, SIC Advisors bears all organizational and offering expenses on our behalf. Since June 2, 2014, the date that we raised $300 million in gross proceeds in connection with the sale of shares of our common stock, SIC Advisors was no longer obligated to bear, pay or otherwise be responsible for any ongoing organizational and offering expenses on our behalf, and we were responsible for paying or otherwise incurring all such organizational and offering expenses. Pursuant to the terms of the Investment Advisory Agreement, we had agreed to reimburse SIC Advisors for any such organizational and offering expenses incurred by SIC Advisors not to exceed 1.25% of the gross subscriptions raised by us over the course of the offering period, which was initially scheduled to terminate two years from the initial offering date, unless extended. On July 2, 2018, the Company’s board of directors determined to terminate the Company’s offering effective as of July 31, 2018.

On April 5, 2012, the Company entered into an investment advisory agreement (the “Investment Advisory Agreement”) with SIC Advisors to manage the Company’s investment activities. The Investment Advisory Agreement became effective as of April 17, 2012, the date that the Company met its minimum offering requirement. Pursuant to the 1940 Act, the initial term of the Investment Advisory Agreement was for two years from its effective date. Unless earlier terminated pursuant to its terms, the Investment Advisory Agreement will remain in effect from year-to-year thereafter if approved annually at an in-person meeting of the Company’s board of directors by a majority of the directors who are not "interested persons" (as defined in Section 2(a)(19) of the 1940 Act) of the Company or the Adviser, and either the Company’s board of directors or the holders of a majority of the Company’s outstanding voting securities. Most recently, on April 3, 2020, the Company’s board of directors, approved the renewal of the Investment Advisory Agreement for an additional one-year term, which will expire on April 17, 2021.

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

Organizational and Offering Expenses
We were responsible for all ongoing organizational and offering expenses since June 2, 2014 until the termination of the Company's offering effective as of July 31, 2018.

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

Recent Developments
On October 22, 2020, our board of directors declared a series of monthly distributions for October, November and December 2020 in the amount of $0.01 per share. Stockholders of record as of each respective monthly record date will be entitled to receive the distribution. Below are the details for each respective distribution:

Record Date	Payment Date	Amount per share
October 29, 2020	October 30, 2020	$0.01
November 27, 2020	November 30, 2020	0.01
December 30, 2020	December 31, 2020	0.01

Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are subject to financial market risks, including changes in interest rates. In addition, U.S. and global capital markets and credit markets have experienced a higher level of stress due to the COVID-19 pandemic, which has resulted in an increase in the level of volatility across such markets. As of September 30, 2020, 96.3% of our portfolio investments (based on fair value) paid floating interest rates, while 3.7% paid fixed interest rates and 17.4% were non-income producing investments while 82.6% were income producing investments. In connection with the COVID-19 pandemic, the U.S. Federal Reserve and other central banks have reduced certain interest rates and LIBOR has decreased. A prolonged reduction in interest rates will reduce our gross investment income and could result in a decrease in our net investment income if such decreases in LIBOR are not offset by a corresponding increase in the spread over LIBOR that we earn on any portfolio investments, a decrease in our operating expenses, including with respect to our income incentive fee, or a decrease in the interest rate of our floating interest rate liabilities tied to LIBOR. In contrast, a rise in the general level of interest rates can be expected to lead to higher interest rates applicable to any variable rate investments we hold and to declines in the value of any fixed rate investments we hold. In addition, a rise in interest rates may increase the likelihood that a portfolio company defaults on a loan. However, many of our variable rate investments provide for an interest rate floor, which may prevent our interest income from increasing until benchmark interest rates increase beyond a threshold amount. To the extent that a substantial portion of our investments may be in variable rate investments, an increase in interest rates beyond this threshold would make it easier for us to meet or exceed the hurdle rate applicable to the subordinated incentive fee on income under the Investment Advisory Agreement we have entered into with SIC Advisors, and may result in a substantial increase in our net investment income and to the amount of incentive fees payable to SIC Advisors with respect to our increased pre-incentive fee net investment income.

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

Based on our Consolidated Statement of Assets and Liabilities as of September 30, 2020, the following table shows the approximate annual impact on the change in net interest income of hypothetical base rate changes in interest rates, assuming no changes in our investment portfolio and capital structure:

	Change in
Basis point increase/(decrease)	Interest Income (1)	Interest Expense	Net Interest Income
300	$15,164,380	$5,400,000	$9,764,380
200	5,954,031	3,600,000	2,354,031
100	899,238	1,800,000	(900,762)
(100)	—	(266,850)	266,850
(200)	—	(266,850)	266,850
(300)	—	(266,850)	266,850
(1)Assumes no defaults or prepayments by portfolio companies over the next twelve months.

We expect that our long-term investments will be financed primarily with equity and debt. If deemed prudent, we may use interest rate risk management techniques in an effort to minimize our exposure to interest rate fluctuations. These techniques may include various interest rate hedging activities to the extent permitted by the 1940 Act. Adverse developments resulting from changes in interest rates or hedging transactions could have a material adverse effect on our business, financial condition and results of operations. During the three months ended September 30, 2020, we did not engage in interest rate hedging activities.

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

On August 4, 2020, the court approved a stipulation of dismissal of a purported class action (the “Anderson Action”) pending in the Supreme Court of the State of New York, County of New York, captioned Roger Anderson et al. v. Stephen R. Byers et al., Index No. 652006/2019. Named as defendants were Stephen R. Byers, Oliver T. Kane, Valerie Lancaster-Beal, Brook Taube, Seth Taube, the Company, and Sierra Management, Inc. (collectively, the “Defendants”). The complaint alleged that the Defendants breached their fiduciary duties to stockholders of Sierra Income Corporation in connection with the proposed mergers of MCC with and into the Company and of MDLY with and into Sierra Management, Inc., a wholly owned subsidiary of the Company. Compensatory damages in unspecified amounts were sought. The defendants vigorously denied any wrongdoing or liability with respect to the facts and claims which were asserted, or which could have been asserted, in the Anderson Action. None of the Defendants paid any consideration to the plaintiffs in connection with the dismissal. Pursuant to the terms of the stipulation of dismissal, on August 14, 2020, the plaintiffs’ attorneys filed a motion seeking an award of attorneys’ fees and expenses in the amount of $1 million. Defendants opposed the motion for fees and expenses in a brief filed on September 11, 2020, and the plaintiffs filed a reply brief in further support of their motion on October 1, 2020. The motion remains pending before the Supreme Court of the State of New York, County of New York.

Item 1A. Risk Factors
In addition to other information set forth in this report, you should carefully consider the “Risk Factors” discussed in our annual report on Form 10-K for the fiscal year ended December 31, 2019, filed with the SEC on March 20, 2020, which could materially affect our business, financial condition and/or operating results. Other than the items disclosed below, there have been no material changes during the nine months ended September 30, 2020 to the risk factors discussed in “Item 1A. Risk Factors” of our annual report on Form 10-K. Additional risks or uncertainties not currently known to us or that we currently deem to be immaterial also may materially affect our business, financial condition and/or operating results.

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

Periods of market volatility have occurred and could continue to occur in response to pandemics or other events outside of our control. These types of events have adversely affected and could continue to adversely affect operating results for us and for our portfolio companies. In December 2019, COVID-19 surfaced in China and has since spread and continues to spread to other countries, including the United States. COVID-19 spread quickly and has been identified as a global pandemic by the World Health Organization The COVID-19 pandemic continues to adversely impact global commercial activity and has contributed to significant volatility in financial markets. In response, beginning in March 2020, in affected jurisdiction including the United States, unprecedented actions were and continue to be taken by governmental authorities and businesses, including quarantines, “stay at home” orders, travel restrictions and bans, and the temporary closure and limited operations of many businesses (including corporate offices, retail stores, restaurants, fitness clubs, manufacturing facilities and factories, and other businesses). The actions to contain the COVID-19 pandemic varied by country and by state in the United States. COVID-19 has caused the effective cessation of all business activity deemed non-essential by such governmental authorities. While certain state and local governments across the United States have taken steps to re-open their economies by lifting “stay at home” orders and re-opening businesses, a number of states and local governments have needed to pause or slow the re-opening or impose new shut-down orders as the number of cases of COVID-19 has continued to rise. COVID-19 and the resulting economic dislocations have had and continue to have adverse consequences for the business operations and financial performance of some of our portfolio companies, which may, in turn impact the valuation of our investments and have adversely affected, and threaten to continue to adversely affect, our operations. Local, state and federal and numerous non-U.S. governmental authorities have imposed travel restrictions and bans, business closures or limited business operations, and other quarantine measures on businesses and individuals that remain in effect on the date of this Quarterly Report on Form 10-Q. We cannot predict the full impact of COVID-19, including the duration of the closures and restrictions described above. As a result, we are unable to predict the duration of these business and supply-chain disruptions, the extent to which COVID-19 will negatively affect our portfolio companies’ operating results or the impact that such disruptions may have on our results of operations and financial condition. With respect to loans to portfolio companies, the Company will be impacted if, among other things, (i) amendments and waivers are granted (or are required to be granted) to borrowers permitting deferral of loan payments or allowing for PIK interest payments, (ii) borrowers default on their loans, are unable to refinance their loans at maturity, or go out of business, or (iii) the value of loans held by the Company decreases as a result of such events and the uncertainty they cause. Portfolio companies may also be more likely to seek to draw on unfunded commitments we have made, and the risk of being unable to fund such commitments is heightened during such periods. Depending on the duration and extent of the disruption to the business operations of our portfolio companies, we expect some portfolio companies, particularly those in vulnerable industries to experience financial distress and possibly to default on their financial obligations to us and/or their other capital providers. In addition, if such portfolio companies are subjected to prolonged and severe financial distress, we expect some of them to substantially curtail their operations, defer capital expenditures and lay off workers. These developments would be likely to permanently impair their businesses and result in a reduction in the value of our investments in them.

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

During the three and nine months ended September 30, 2020, the Company repurchased 324,136 and 483,083 shares of certain shareholders due to death or disability, respectively. The following table provides information concerning our repurchases of shares of our common stock from our stockholders who have requested repurchases in connection with such stockholder’s death or disability during the three and nine months ended September 30, 2020:

Period	Total Number of Shares Purchased	Average Price Per Share Paid	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
March 1, 2020 - March 31, 2020	124,861	$5.78	—	—
June 1, 2020 - June 30, 2020	34,086	4.51	—	—
September 1, 2020 - September 30, 2020	324,136	4.60
Total	483,083	$4.90	—	—

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

10.12	Sale and Contribution Agreement, dated as of July 23, 2014, by and between Sierra Income Corporation, as seller, and Alpine Funding LLC, as purchaser
10.13	Portfolio Management Agreement, dated as of July 23, 2014, by and between Alpine Funding LLC, as borrower and SIC Advisors LLC, as portfolio manager
10.14
Amendment No. 1 to the Loan Agreement, dated as of July 23, 2014, by and among Alpine Funding LLC, as borrower, JPMorgan Chase Bank, National Association, as administrative agent, the Financing Providers from time to time party thereto, SIC Advisors LLC, as the portfolio manager, and the Collateral Administrator, Collateral Agent and Securities Intermediary party thereto

10.15	Limited Liability Company Operating Agreement of Sierra Senior Loan Strategy JV I LLC, dated March 27, 2015
31.1	Certification by Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification by Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 16, 2020	Sierra Income Corporation

	By	/s/ Seth Taube
Seth Taube Chief Executive Officer (Principal Executive Officer)

	By	/s/ Richard T. Allorto, Jr.
Richard T. Allorto, Jr. Chief Financial Officer (Principal Accounting and Financial Officer)