Form 10-K
period 2020-12-31
Sierra Income Corp
filed 2021-03-19
CIK 1523526

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).    Yes  ☐    No  ☒

As of March 19, 2021, the Registrant had 102,771,530 shares of common stock, $0.001 par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A in connection with the registrant’s 2021 Annual Meeting of Stockholders, which will be filed subsequent to the date hereof, are incorporated by reference into Part III of this Form 10-K. Such proxy statement will be filed with the Securities and Exchange Commission not later than 120 days following the end of the Registrant’s fiscal year ended December 31, 2020.

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

Our Adviser

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

Our Investment Team has extensive experience in the credit business, including originating, underwriting, principal investing and loan structuring. Our Adviser, through Medley, has access to approximately 40 employees, including approximately 20 investment, origination and credit management professionals, and approximately 20 operations, marketing and distribution professionals, each with extensive experience in their respective disciplines. Medley Capital LLC serves as our administrator, provides office space to us, and provides us with equipment and other office services. The responsibilities of our administrator include overseeing our financial records, preparing reports to our stockholders and reports filed with the SEC and generally monitoring the payment of our expenses and the performance of administrative and professional services rendered to us by others. See “Administration Agreement and Fees” below.

Formation

Sierra Income Corporation was incorporated under the general corporation laws of the State of Maryland on June 13, 2011. On April 17, 2012, we successfully reached our minimum escrow requirement and officially commenced our operations by issuing 1,108,033 shares of common stock to SIC Advisors for gross proceeds of $10,000,000. On July 2, 2018, the Company’s board of directors determined to terminate the Company’s offering effective as of July 31, 2018. We sold a total of 102,630,605 shares of common stock, which includes the shares issued as part of the distribution reinvestment plan (see Note 13), for total gross proceeds of $1.0 billion, which includes the shares sold to SIC Advisors. The proceeds from the issuance of common stock are presented in our consolidated statements of changes in net assets and Consolidated Statements of Cash Flows and are presented net of selling commissions and dealer manager fees.

Investment Process

We believe our Adviser has cultivated a disciplined and repeatable process for executing, monitoring, structuring and exiting investments.

Identification and Sourcing. Our Adviser’s experience and reputation have allowed it to generate what we believe to be a substantial and continuous flow of attractive investment opportunities. Our Adviser maintains a strong and diverse network which results in sustained and high quality deal flow. We believe that the breadth and depth of experience of SIC Advisors’ Investment Team across strategies and asset classes, coupled with significant relationships built over the last 20 years, make them particularly qualified to uncover, evaluate and aggressively pursue what we believe to be attractive investment opportunities. We believe that SIC Advisors’ Investment Team, by leveraging the broader Medley platform deal flow network has compiled a robust pipeline of transactions ready for possible inclusion in our portfolio.

Disciplined Underwriting. SIC Advisors’ Investment Team performs thorough due diligence and focuses on several key criteria in its underwriting process, including strong underlying business fundamentals, a meaningful equity cushion, experienced management, conservative valuation and the ability to deleverage through cash flows. Our Adviser’s underwriting process also involves engagement of industry experts and third-party consultants.

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

After the Investment Team completes its final due diligence, each proposed investment is presented to our Adviser’s investment committee (the “Investment Committee”) and subjected to extensive discussion and follow-up analysis, if necessary. A formal memorandum for each investment opportunity typically includes the results of business due diligence, multi-scenario financial analysis, risk-management assessment, results of third-party consulting work, background checks (where applicable) and structuring proposals. The Investment Committee requires a majority vote to approve any investment, although unanimous agreement is sought.

Active Credit Management. Our Adviser employs active credit management. Our Adviser’s process includes frequent interaction with management, monthly or quarterly review of financial information and may include attendance at board of directors’ meetings as observers. The Investment Team also evaluates financial reporting packages provided by portfolio companies that detail operational and financial performance. Data is entered in our Adviser’s Asset Management System (“AMS”), a centralized electronic credit management database. AMS creates a centralized, dynamic electronic repository for all of our portfolio company data. Our Adviser’s AMS system generates comprehensive, standardized reports which aggregate operational updates, portfolio company financial performance, asset valuations, macro trends, management call notes and account history. AMS enables the Investment Team to have real-time access to the most recent information on our portfolio investments.

In addition to the data provided by our borrowers, our Adviser may also utilize various third parties to provide checks and balances throughout the credit management process. Independent valuation firms may be engaged to provide appraisals of asset and collateral values or external forensic accounting groups may be engaged to verify portfolio company financial reporting or perform cash reconciliation. Our Adviser believes this hands-on approach to credit management is a key contributor to our investment performance.

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

In addition to reviewing investments, the Investment Committee meetings serve as a forum to discuss credit views and outlooks. Potential transactions and deal flow are also reviewed on a regular basis. Members of the Investment Team are encouraged to share information and views on credits with the Investment Committee early in their analysis and throughout the evaluation process. This process improves the quality of the analysis and assists the deal team members to work more efficiently.

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

Staffing

We do not currently have any employees and do not expect to have any employees. Services necessary for our business are provided by individuals who are employees of SIC Advisors and Medley Capital LLC, pursuant to the terms of the Investment Advisory Agreement and the Administration Agreement (as defined below). Our day-to-day investment operations are managed by our Adviser. In addition, we reimburse Medley Capital LLC for our allocable portion of expenses incurred by it in performing its obligations under the administration agreement, including our allocable portion of the cost of our officers and their respective staffs.

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

The following table shows the investment portfolio composition by industry classification at amortized cost and fair value as of December 31, 2020.

	Amortized Cost	Percentage	Fair Value	Percentage
Multi-Sector Holdings	$174,660,001	24.9%	$131,792,864	21.8%
Services: Business	79,260,551	11.3%	73,716,395	12.2%
High Tech Industries	75,519,344	10.8%	71,792,022	11.9%
Healthcare & Pharmaceuticals	68,599,968	9.8%	58,275,198	9.6%
Consumer Goods: Durable	32,045,028	4.6%	41,016,292	6.8%
Construction & Building	42,928,750	6.1%	38,356,358	6.4%
Banking, Finance, Insurance & Real Estate	27,848,664	4.0%	37,620,161	6.2%
Aerospace & Defense	33,558,896	4.8%	29,723,725	4.9%
Hotel, Gaming & Leisure	36,326,705	5.2%	24,013,769	4.0%
Automotive	18,886,756	2.7%	17,404,476	2.9%
Containers, Packaging & Glass	15,206,840	2.2%	15,120,424	2.5%
Environmental Industries	5,041,430	0.7%	10,052,691	1.7%
Services: Consumer	9,700,000	1.4%	9,725,000	1.6%
Chemicals, Plastics & Rubber	10,060,861	1.4%	9,063,498	1.5%
Forest Products & Paper	6,477,887	0.9%	7,770,704	1.3%
Media: Diversified & Production	15,474,145	2.2%	6,780,000	1.1%
Transportation: Cargo	6,877,294	1.0%	6,770,781	1.1%
Transportation: Consumer	7,975,416	1.1%	6,068,082	1.0%
Metals & Mining	3,492,436	0.5%	3,492,479	0.6%
Energy: Oil & Gas	20,868,832	3.0%	2,625,018	0.4%
Wholesale	2,212,919	0.3%	1,746,044	0.3%
Retail	7,934,347	1.1%	1,012,358	0.2%
Beverage & Food	46,869	0.0%	48,141	0.0%
Total	$701,003,939	100.0%	$603,986,480	100.0%

The following table sets forth certain information for each portfolio company in which we had an investment as of December 31, 2020. Other than these portfolio investments, our only formal relationships with our portfolio companies are the managerial assistance that we may provide upon their request and the board observer or participation rights we may receive in connection with our investment portfolio.

Company(1)(2)	Industry	Type of Investment	Maturity	Par Amount	Cost	Fair Value	% of Net Assets(3)
Non-controlled/non-affiliated investments –	89.9%

AAAHI Acquisition Corporation	Transportation: Consumer	Senior Secured First Lien Term Loan LIBOR + 8.250%, 1.000% Floor(4) (5) (13)	12/10/2023	$7,110,546	$6,975,416	$4,977,382	0.9%
				7,110,546	6,975,416	4,977,382
Alpine SG, LLC	High Tech Industries	Senior Secured First Lien Term Loan LIBOR + 8.500%, 1.000% Floor(5) (6)	11/16/2022	1,262,051	1,230,864	1,298,524	0.2%
		Senior Secured First Lien Delayed Draw Term Loan LIBOR + 5.750%, 1.000% Floor(5) (6)	11/16/2022	6,165,725	6,165,633	6,102,218	1.2%
		Senior Secured First Lien Term Loan LIBOR + 5.750%, 1.000% Floor(5) (6)	11/16/2022	12,529,258	12,517,772	12,400,207	2.4%
		Senior Secured First Lien Revolving Credit Facility LIBOR + 5.750%, 1.000% Floor(5) (6)	11/16/2022	1,000,000	1,000,000	989,700	0.2%
				20,957,034	20,914,269	20,790,649
American Dental Partners, Inc.	Healthcare & Pharmaceuticals	Senior Secured Second Lien Term Loan LIBOR + 8.500%, 1.000% Floor(4) (5)	9/25/2023	4,893,750	4,893,750	4,704,362	0.9%
				4,893,750	4,893,750	4,704,362
Amerijet Holdings, Inc.	Transportation: Cargo	Senior Secured First Lien Term Loan LIBOR + 8.000%, 1.000% Floor(5) (6)	7/15/2021	2,952,518	2,952,518	2,952,518	0.6%
				2,952,518	2,952,518	2,952,518
AMMC CLO 22, Limited Series 2018-22A	Multi-Sector Holdings	Subordinated Notes 13.429% effective yield(7) (8) (9)	4/25/2031	7,222,000	5,402,828	4,786,019	0.9%
				7,222,000	5,402,828	4,786,019
AMMC CLO 23, Ltd. Series 2020-23A	Multi-Sector Holdings	Subordinated Notes 19.100% effective yield(7) (8) (9)	10/17/2031	2,000,000	1,688,071	1,688,000	0.3%
				2,000,000	1,688,071	1,688,000
Answers Finance, LLC	High Tech Industries	Common Stock - 388,533 shares (10)		—	5,076,376	493,437	0.1%
				—	5,076,376	493,437
Apidos CLO XXIV, Series 2016-24A	Multi-Sector Holdings	Subordinated Notes 8.894% effective yield(5) (7) (8) (9)	7/20/2027	18,357,647	10,342,024	8,402,295	1.6%
				18,357,647	10,342,024	8,402,295
Arrow International Inc.	Hotel, Gaming & Leisure	Senior Secured First Lien Term Loan LIBOR + 7.250%, 1.250% Floor(6)	12/21/2025	10,000,000	10,000,000	10,000,000	1.9%
				10,000,000	10,000,000	10,000,000
Avantor, Inc.	Wholesale	Common Stock - 27,252 shares (5) (8) (10) (11)		—	467,171	767,144	0.1%
				—	467,171	767,144
Aviation Technical Services, Inc.	Aerospace & Defense	Senior Secured Second Lien Term Loan LIBOR + 8.500%, 1.000% Floor(4) (5)	3/31/2022	25,000,000	25,000,000	21,795,000	4.1%
				25,000,000	25,000,000	21,795,000

Company(1)(2)	Industry	Type of Investment	Maturity	Par Amount	Cost	Fair Value	% of Net Assets(3)
BRG Sports, Inc.	Consumer Goods: Durable	Senior Secured First Lien Term Loan LIBOR + 6.250%, 1.000% Floor(5) (6)	6/15/2023	3,480,384	3,474,606	3,445,232	0.7%
				3,480,384	3,474,606	3,445,232
Brook & Whittle Holding Corp.	Containers, Packaging & Glass	Senior Secured First Lien Delayed Draw Term Loan LIBOR + 5.250%, 1.000% Floor(4) (5)	10/17/2024	699,967	697,464	682,888	0.1%
		Senior Secured First Lien Term Loan LIBOR + 5.250%, 1.000% Floor(4) (5)	10/17/2024	2,976,219	2,965,575	2,903,599	0.6%
				3,676,186	3,663,039	3,586,487
Callaway Golf Co.	Consumer Goods: Durable	Senior Secured First Lien Term Loan LIBOR + 4.500%, 1.000% Floor(5) (6)	1/4/2026	46,000	45,422	46,060	—%
				46,000	45,422	46,060
CM Finance SPV LLC	Banking, Finance, Insurance & Real Estate	Subordinated Notes 3.000%(5)	6/24/2021	35,600	35,600	35,600	—%
				35,600	35,600	35,600
CPI International, Inc.	Aerospace & Defense	Senior Secured Second Lien Term Loan LIBOR + 7.250%, 1.000% Floor(5) (6)	7/28/2025	8,575,302	8,558,896	7,928,725	1.5%
				8,575,302	8,558,896	7,928,725
CT Technologies Intermediate Holdings, Inc.	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loan LIBOR + 5.000%, 1.000% Floor(5) (6)	12/16/2025	7,000,000	6,965,245	6,965,000	1.3%
				7,000,000	6,965,245	6,965,000
DataOnline Corp.	High Tech Industries	Revolving Credit Facility LIBOR + 6.250%, 1.000% Floor(4) (5) (12)	11/13/2025	1,821,429	1,821,429	1,765,929	0.3%
		Senior Secured First Lien Term Loan LIBOR + 6.250%, 1.000% Floor(4) (5)	11/13/2025	14,850,000	14,850,000	14,465,385	2.8%
				16,671,429	16,671,429	16,231,314
Delta Air Lines, Inc.	Transportation: Consumer	Senior Secured First Lien Notes 4.750%(5) (7) (8)	10/20/2028	1,000,000	1,000,000	1,090,700	0.2%
				1,000,000	1,000,000	1,090,700
Dryden 38 Senior Loan Fund, Series 2015-38A	Multi-Sector Holdings	Subordinated Notes 11.373% effective yield(7) (8) (9)	7/15/2027	7,000,000	4,308,139	3,598,000	0.7%
				7,000,000	4,308,139	3,598,000
Dryden 43 Senior Loan Fund, Series 2016-43A	Multi-Sector Holdings	Subordinated Notes 8.262% effective yield(5) (7) (8) (9)	7/20/2029	3,620,000	2,513,635	1,901,586	0.4%
				3,620,000	2,513,635	1,901,586
Dryden 49 Senior Loan Fund, Series 2017-49A	Multi-Sector Holdings	Subordinated Notes 9.989% effective yield(5) (7) (8) (9)	7/18/2030	17,233,288	12,375,842	9,498,988	1.8%
				17,233,288	12,375,842	9,498,988
Envision Healthcare Corporation	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loan LIBOR + 3.750%(5) (6)	10/10/2025	49,000	33,226	40,734	—%
				49,000	33,226	40,734
First Boston Construction Holdings, LLC	Banking, Finance, Insurance & Real Estate	Senior Secured First Lien Notes 12.000%(5)	2/23/2023	7,473,750	7,473,750	7,458,055	1.4%
		Preferred Equity - 2,304,406 units (5) (10)		—	1,868,437	1,307,906	0.2%
				7,473,750	9,342,187	8,765,961
Friedrich Holdings, Inc.	Construction & Building	Senior Secured First Lien Term Loan LIBOR + 6.000%, 1.000% Floor(5) (6)	2/7/2023	10,421,300	10,421,300	10,263,938	2.0%
				10,421,300	10,421,300	10,263,938
GK Holdings, Inc.	Services: Business	Senior Secured Second Lien Term Loan LIBOR + 10.250%, 1.000% Floor(4) (13)	1/20/2022	10,000,000	10,000,000	5,500,000	1.0%
				10,000,000	10,000,000	5,500,000

Company(1)(2)	Industry	Type of Investment	Maturity	Par Amount	Cost	Fair Value	% of Net Assets(3)
Glass Mountain Pipeline Holdings, LLC	Energy: Oil & Gas	Senior Secured First Lien Term Loan LIBOR + 4.500%, 1.000% Floor(5) (6) (13)	12/23/2024	48,625	23,389	24,434	—%
				48,625	23,389	24,434
Golden West Packaging Group LLC	Forest Products & Paper	Senior Secured First Lien Term Loan LIBOR + 5.250%, 1.000% Floor(5) (6)	6/20/2023	1,405,738	1,405,738	1,404,332	0.3%
				1,405,738	1,405,738	1,404,332
Holland Acquisition Corp.	Energy: Oil & Gas	Senior Secured First Lien Term Loan LIBOR + 9.000%, 1.000% Floor(4) (13) (14)	5/29/2020	3,857,305	3,733,979	108,310	—%
				3,857,305	3,733,979	108,310
Hylan Datacom & Electrical LLC	Construction & Building	Senior Secured First Lien Term Loan LIBOR + 10.000%, 1.000% Floor(4) (5)	7/25/2022	15,255,390	15,255,390	10,983,881	2.1%
				15,255,390	15,255,390	10,983,881
Impact Group, LLC	Services: Business	Senior Secured First Lien Term Loan LIBOR + 7.370%, 1.000% Floor(4) (5)	6/27/2023	5,734,462	5,734,462	5,548,092	1.1%
				5,734,462	5,734,462	5,548,092
Innovative XCessories & Services, LLC	Automotive	Senior Secured First Lien Term Loan LIBOR + 5.200%, 1.000% Floor(4) (5)	3/5/2027	2,976,933	2,950,524	2,979,016	0.6%
				2,976,933	2,950,524	2,979,016
Interflex Acquisition Company, LLC	Containers, Packaging & Glass	Senior Secured First Lien Term Loan LIBOR + 8.000%, 1.000% Floor(5) (6)	8/18/2022	11,553,578	11,543,801	11,533,937	2.2%
				11,553,578	11,543,801	11,533,937
Iqor US Inc.	Services: Business	Senior Secured First Lien Term Loan LIBOR + 7.500%, 1.000% Floor(5) (6)	11/19/2024	3,471,136	3,388,625	3,401,713	0.6%
		Senior Secured First Lien Term Loan LIBOR + 7.500%, 1.000% Floor(5) (6)	11/19/2025	7,734,435	7,734,435	7,734,435	1.5%
		Equity - 246,857 Shares		—	2,962,285	3,085,713	0.6%
				11,205,571	14,085,345	14,221,861
Isagenix International, LLC	Wholesale	Senior Secured First Lien Term Loan LIBOR + 5.750%, 1.000% Floor(4) (5)	6/16/2025	1,776,911	1,745,748	978,900	0.2%
				1,776,911	1,745,748	978,900
Isola USA Corp.	High Tech Industries	Senior Secured Second Lien Term Loan LIBOR + 9.500%, 1.000% Floor, PIK(4) (12) (13)	1/2/2023	11,331,641	7,016,631	8,498,730	1.6%
		Common Units - 10,283,782 units (10)		—	—	—	—%
				11,331,641	7,016,631	8,498,730
Ivanti Software, Inc.	High Tech Industries	Senior Secured Second Lien Term Loan LIBOR + 8.500%, 1.000% Floor(5) (6)	12/1/2028	6,000,000	6,000,000	5,947,800	1.1%
				6,000,000	6,000,000	5,947,800
JFL-WCS Partners, LLC	Environmental Industries	Preferred units - 618,876 6.000%, PIK(5)		—	659,447	709,806	0.1%
		Common Units - 70,412 units (5) (10)		—	98,052	5,069,664	1.0%
				—	757,499	5,779,470

Company(1)(2)	Industry	Type of Investment	Maturity	Par Amount	Cost	Fair Value	% of Net Assets(3)
Keystone Acquisition Corp.	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loan LIBOR + 5.250%, 1.000% Floor(4) (5)	5/1/2024	1,784,130	1,736,823	1,614,638	0.3%
		Senior Secured Second Lien Term Loan LIBOR + 9.250%, 1.000% Floor(4) (5)	5/1/2025	7,000,000	6,921,915	6,127,800	1.2%
				8,784,130	8,658,738	7,742,438
LogMeIn, Inc.	High Tech Industries	Senior Secured First Lien Term Loan LIBOR + 7.750%, 1.000% Floor(5) (6) (8)	8/31/2027	1,000,000	980,865	995,300	0.2%
				1,000,000	980,865	995,300
Magnetite XIX, Limited	Multi-Sector Holdings	Subordinated Notes LIBOR + 7.610%(4) (7) (8) (9)	7/17/2030	2,000,000	1,893,387	1,745,800	0.3%
		Subordinated Notes 9.779% effective yield(5) (7) (8) (9)	7/17/2030	13,730,209	9,451,985	7,493,948	1.4%
				15,730,209	11,345,372	9,239,748
Midwest Physician Administrative Services, LLC	Healthcare & Pharmaceuticals	Senior Secured Second Lien Term Loan LIBOR + 7.000%, 0.750% Floor(6)	8/15/2025	2,000,000	1,935,192	1,945,000	0.4%
				2,000,000	1,935,192	1,945,000
Novetta Solutions, LLC	High Tech Industries	Senior Secured First Lien Term Loan LIBOR + 5.000%, 1.000% Floor(5) (6)	10/17/2022	1,560,779	1,522,514	1,521,291	0.3%
		Senior Secured Second Lien Term Loan LIBOR + 8.500%, 1.000% Floor(5) (6)	10/16/2023	11,000,000	10,951,758	10,574,300	2.0%
				12,560,779	12,474,272	12,095,591
Offen Inc.	Transportation: Cargo	Senior Secured First Lien Term Loan LIBOR + 5.000%(5) (6)	6/21/2026	2,893,982	2,871,192	2,793,272	0.5%
		Senior Secured First Lien Term Loan LIBOR + 5.000%(5) (6)	6/21/2026	1,061,947	1,053,584	1,024,991	0.2%
				3,955,929	3,924,776	3,818,263
Path Medical, LLC	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loan LIBOR + 13.000%, 1.000% Floor, PIK(4) (5) (6) (13)	10/11/2021	10,752,249	8,860,931	1,075,225	0.2%
		Senior Secured First Lien Term Loan LIBOR + 9.500%, 1.000% Floor, PIK(4) (5) (6)	10/11/2021	7,943,176	7,943,176	7,943,176	1.5%
		Warrants - 36,716 warrants (5) (10)	1/9/2027	—	669,709	—	—%
				18,695,425	17,473,816	9,018,401
PetroChoice Holdings, Inc.	Chemicals, Plastics & Rubber	Senior Secured Second Lien Term Loan LIBOR + 8.750%, 1.000% Floor(4) (5)	8/21/2023	9,000,000	9,000,000	8,010,000	1.5%
				9,000,000	9,000,000	8,010,000
Polymer Solutions Group Holdings, LLC	Chemicals, Plastics & Rubber	Senior Secured First Lien Term Loan LIBOR + 7.000%, 1.000% Floor(5) (6)	6/30/2021	1,064,355	1,060,861	1,053,498	0.2%
				1,064,355	1,060,861	1,053,498
Project Silverback Holdings Corp.	High Tech Industries	Senior Secured First Lien Term Loan LIBOR + 3.500%, 1.000% Floor(4)	8/21/2024	4,837,500	4,403,234	4,819,601	0.9%
				4,837,500	4,403,234	4,819,601
Proppants Holdings, LLC	Energy: Oil & Gas	Common Units - 161,852 units (10)		—	874,363	323,704	0.1%
		Common Units - 161,852 units (10)		—	8,832	—	—%
				—	883,195	323,704
PT Network, LLC	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loan LIBOR + 5.500%, 1.000% Floor, 2.00% PIK(5) (17)	11/30/2023	8,072,834	7,729,742	7,427,007	1.4%
		Membership Units - 1.441 units (5) (10)		—	—	—	—%
				8,072,834	7,729,742	7,427,007

Company(1)(2)	Industry	Type of Investment	Maturity	Par Amount	Cost	Fair Value	% of Net Assets(3)
RateGain Technologies, Inc.	Hotel, Gaming & Leisure	Subordinated Notes (5) (10) (14)	7/31/2020	440,050	440,049	—	—%
		Subordinated Notes (5) (10)	7/31/2021	476,190	476,190	—	—%
				916,240	916,239	—
Redwood Services Group, LLC	Services: Business	Senior Secured First Lien Term Loan LIBOR + 8.500%, 1.000% Floor(5) (6)	6/6/2023	4,000,000	4,000,000	4,000,000	0.8%
		Senior Secured First Lien Term Loan LIBOR + 6.000%, 1.000% Floor(5) (6)	6/6/2023	12,611,712	12,611,712	12,267,412	2.3%
		Senior Secured First Lien Term Loan LIBOR + 8.500%, 1.000% Floor(5) (6)	6/6/2023	10,730,528	10,713,091	10,472,305	2.0%
		Revolving Credit Facility LIBOR + 6.000%, 1.000% Floor(5) (6) (12)	6/6/2023	287,500	287,500	208,725	—%
				27,629,740	27,612,303	26,948,442
Resolute Investment Managers, Inc.	Banking, Finance, Insurance & Real Estate	Senior Secured Second Lien Term Loan LIBOR + 8.000%, 1.000% Floor(5) (6)	4/30/2025	6,000,000	5,970,877	5,943,600	1.1%
				6,000,000	5,970,877	5,943,600
Rhombus Cinema Holdings, LP	Media: Diversified & Production	Preferred Equity - 7,449 shares 10.000% PIK(5) (10) (13)		—	4,584,207	—	—%
		Common Units - 3,163 units (5) (7) (10)		—	2,864,831	—	—%
		Common Units - 3,163 units (5) (7) (10)		—	297,962	—	—%
				—	7,747,000	—
RTIC Subsidiary Holdings, LLC	Consumer Goods: Durable	Senior Secured First Lien Term Loan LIBOR + 7.750%, 1.250% Floor(4) (5) (12)	9/1/2025	10,000,000	10,000,000	10,000,000	1.9%
		Preferred Class A units - 142.50 units (10)		—	142,500	142,500	—%
		Preferred Class B units - 142.50 units (10)		—	142,500	142,500	—%
		Common units - 150 units (10)		—	15,000	15,000	—%
				10,000,000	10,300,000	10,300,000
SavATree, LLC	Environmental Industries	Senior Secured First Lien Term Loan LIBOR + 5.000%, 1.000% Floor(4) (5)	6/2/2022	4,283,931	4,283,931	4,273,221	0.8%
				4,283,931	4,283,931	4,273,221
SFP Holding, Inc.	Construction & Building	Senior Secured First Lien Term Loan LIBOR + 6.250%, 1.000% Floor(4) (5) (12)	9/1/2022	16,560,532	16,540,362	16,560,532	3.1%
		Equity - 0.803% of outstanding equity (5) (10)		—	711,698	548,007	0.1%
				16,560,532	17,252,060	17,108,539
Simplified Logistics, LLC	Services: Business	Senior Secured First Lien Term Loan LIBOR + 6.500%, 1.000% Floor(4) (5)	2/28/2022	17,323,831	17,323,831	17,058,776	3.2%
		Senior Secured First Lien Term Loan LIBOR + 6.500%, 1.000% Floor(4) (5)	2/28/2022	971,277	971,277	956,417	0.2%
		Revolving Credit Facility LIBOR + 6.500%, 1.000% Floor(4) (5)	2/28/2022	3,533,333	3,533,333	3,482,807	0.7%
				21,828,441	21,828,441	21,498,000
SMART Financial Operations, LLC	Retail	Preferred Equity - 1,000,000 units (5) (10)		—	1,000,000	490,000	0.1%
				—	1,000,000	490,000

Company(1)(2)	Industry	Type of Investment	Maturity	Par Amount	Cost	Fair Value	% of Net Assets(3)
Smile Doctors, LLC	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loan LIBOR + 6.000%, 1.000% Floor(4) (5)	10/6/2022	13,805,148	13,786,625	13,587,027	2.6%
				13,805,148	13,786,625	13,587,027
Sound Point CLO XX, Ltd.	Multi-Sector Holdings	Subordinated Notes 8.553% effective yield(5) (7) (8) (9)	7/26/2031	4,489,000	3,508,513	2,824,030	0.5%
				4,489,000	3,508,513	2,824,030
Starfish Holdco, LLC	High Tech Industries	Senior Secured Second Lien Term Loan LIBOR + 9.000%, 1.000% Floor(4) (5)	8/18/2025	2,000,000	1,982,268	1,919,600	0.4%
				2,000,000	1,982,268	1,919,600
Team Car Care, LLC	Automotive	Senior Secured First Lien Term Loan LIBOR + 8.000%, 1.000% Floor(4) (5)	2/23/2023	13,624,819	13,624,819	13,529,446	2.6%
				13,624,819	13,624,819	13,529,446
Team Services Group	Services: Consumer	Senior Secured First Lien Term Loan LIBOR + 5.000%, 1.000% Floor(5) (6)	12/20/2027	5,000,000	4,850,000	4,825,000	0.9%
		Senior Secured Second Lien Term Loan LIBOR + 9.000%, 1.000% Floor(5) (6)	12/18/2028	5,000,000	4,850,000	4,900,000	0.9%
				10,000,000	9,700,000	9,725,000
The Octave Music Group, Inc.	Media: Diversified & Production	Senior Secured First Lien Term Loan LIBOR + 5.250%, 1.000% Floor, 0.75% PIK(5) (6)	5/29/2025	7,793,103	7,727,145	6,780,000	1.3%
				7,793,103	7,727,145	6,780,000
True Religion Apparel, Inc.	Retail	Senior Secured First Lien Term Loan 10.000%(13)	10/27/2022	179,437	133,654	12,094	—%
		Common Stock - 2,448 shares (10)		—	—	—	—%
		Warrants - 1,122 warrants (10)		—	—	—	—%
				179,437	133,654	12,094
Velocity Pooling Vehicle, LLC	Automotive	Senior Secured First Lien Term Loan LIBOR + 11.000%, 1.000% Floor(4) (5)	4/28/2023	871,784	838,397	871,784	0.2%
		Common Units - 4,676 units (5) (10)		—	259,937	11,035	—%
		Warrants - 5,591 warrants (5) (10)	3/30/2028	—	310,802	13,195	—%
				871,784	1,409,136	896,014
VOYA CLO 2015-2, LTD.	Multi-Sector Holdings	Subordinated Notes 0.516% effective yield(5) (7) (8) (9)	7/19/2028	10,735,659	5,792,260	3,657,639	0.7%
				10,735,659	5,792,260	3,657,639
VOYA CLO 2016-2, LTD.	Multi-Sector Holdings	Subordinated Notes 2.808% effective yield(5) (7) (8) (9)	7/19/2028	11,088,290	7,333,317	4,407,595	0.8%
				11,088,290	7,333,317	4,407,595
Walker Edison Furniture Company LLC	Consumer Goods: Durable	Senior Secured First Lien Term Loan LIBOR + 8.750%, 1.000% Floor(4) (5)	9/26/2024	1,975,000	1,975,000	1,975,000	0.4%
		Senior Secured First Lien Term Loan LIBOR + 6.250%, 1.000% Floor(4) (5)	9/26/2024	14,250,000	14,250,000	14,250,000	2.7%
		Common Units - 2,000 units (5) (10)		—	2,000,000	11,000,000	2.1%
				16,225,000	18,225,000	27,225,000
Watermill-QMC Midco, Inc.	Automotive	Equity - 1.62% partnership interest (5) (10)		—	902,277	—	—%
				—	902,277	—
Wawona Delaware Holdings, LLC	Beverage & Food	Senior Secured First Lien Term Loan LIBOR + 4.750%(4) (5)	9/11/2026	49,375	46,869	48,141	—%
				49,375	46,869	48,141
West Dermatology, LLC	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loan LIBOR + 7.500%, 1.000% Floor(5) (6) (12)	2/11/2025	726,672	726,672	613,498	0.1%
		Revolving Credit Facility LIBOR + 6.000%, 1.000% Floor, 0.75% PIK(5) (6)	2/11/2025	1,657,459	1,657,459	1,614,033	0.3%
		Senior Secured First Lien Term Loan LIBOR + 6.000%, 1.000% Floor, 0.750% PIK(5) (6)	2/11/2025	4,739,503	4,739,503	4,617,698	0.9%
				7,123,634	7,123,634	6,845,229
Wok Holdings Inc.	Retail	Senior Secured First Lien Term Loan LIBOR + 6.250%, (5) (6)	3/1/2026	49,125	33,080	42,758	—%
				49,125	33,080	42,758

Total non-controlled/non-affiliated investments					$521,483,006	$472,813,820	89.9%

Company(1)(2)	Industry	Type of Investment	Maturity	Par Amount	Cost	Fair Value	% of Net Assets(3)
1888 Industrial Services, LLC	Energy: Oil & Gas	Revolving Credit Facility LIBOR + 5.000%, 1.000% Floor(4) (5) (12)	9/30/2021	1,243,924	1,243,924	1,243,924	0.2%
		Senior Secured First Lien Term Loan LIBOR + 5.000%, 1.000% Floor(4) (5) (13)	9/30/2021	431,176	403,717	431,176	0.1%
		Senior Secured First Lien Term Loan LIBOR + 5.000%, 1.000% Floor, PIK(4) (5) (13)	9/30/2021	3,534,740	3,315,574	—	—%
		Senior Secured First Lien Term Loan LIBOR + 8.000%, 1.000% Floor, PIK(4) (5) (13)	9/30/2021	9,286,929	6,816,029	—	—%
		Units - 6,122.765 units (5) (10)		—	—	—	—%
				14,496,769	11,779,244	1,675,100
Black Angus Steakhouses, LLC	Hotel, Gaming & Leisure	Senior Secured First Lien Term Loan LIBOR + 9.000%, 1.000% Floor, PIK(5) (6) (13)	6/30/2022	21,573,552	20,457,589	9,060,892	1.7%
		Senior Secured First Lien Term Loan LIBOR + 9.000%, 1.000% Floor(5) (6)	6/30/2022	1,897,321	1,897,321	1,897,321	0.4%
		Senior Secured First Lien Term Loan LIBOR + 9.000%, 1.000% Floor(6) (12)	6/30/2022	3,055,556	3,055,556	3,055,556	0.6%
		Equity - 44.60% of outstanding equity (5) (10)		—	—	—	—%
				26,526,429	25,410,466	14,013,769
Caddo Investors Holdings 1 LLC	Forest Products & Paper	Equity - 12.250% LLC Interest (5) (16)		—	5,072,149	6,366,372	1.2%
				—	5,072,149	6,366,372
Charming Charlie LLC	Retail	Senior Secured First Lien Delayed Draw Term Loan 20.000%(13) (14)	5/15/2020	769,967	769,968	396,225	0.1%
		Senior Secured First Lien Term Loan LIBOR + 10.000%, 1.000% Floor(4) (13)	4/24/2023	7,590,773	5,859,128	—	—%
		Senior Secured First Lien Term Loan 20.000%(13) (14)	5/15/2020	138,517	138,517	71,281	—%
		Common Stock - 34,923,249 shares (10)		—	—	—	—%
				8,499,257	6,767,613	467,506
Dynamic Energy Services International LLC	Energy: Oil & Gas	Senior Secured First Lien Term Loan 13.500% PIK(4) (5) (13)	12/31/2021	7,049,577	4,449,025	493,470	0.1%
		Common Units - 6,500,000 shares (5) (10)		—	—	—	—%
				7,049,577	4,449,025	493,470
Kemmerer Operations, LLC	Metals & Mining	Senior Secured First Lien Term Loan 15.000% PIK(5)	6/21/2023	2,130,353	2,130,353	2,130,353	0.4%
		Senior Secured First Lien Delayed Draw Term Loan 15.000% PIK(5) (12)	6/21/2023	399,366	399,366	399,366	0.1%
		Common Units - 6.7797 units (5) (10)		—	962,717	962,760	0.2%
				2,529,719	3,492,436	3,492,479
MCM 500 East Pratt Holdings, LLC	Banking, Finance, Insurance & Real Estate	Equity - 5,000,000 units (8) (10)		—	5,000,000	7,350,000	1.4%
				—	5,000,000	7,350,000
MCM Capital Office Park Holdings LLC	Banking, Finance, Insurance & Real Estate	Equity - 7,500,000 units (8) (10)		—	7,500,000	15,525,000	3.0%
				—	7,500,000	15,525,000
Sierra Senior Loan Strategy JV I LLC	Multi-Sector Holdings	Equity - 89.01% ownership of SIC Senior Loan Strategy JV I LLC (8) (16)		—	110,050,000	81,788,964	15.6%
				—	110,050,000	81,788,964

Total controlled/affiliated investments(15)					$179,520,933	$131,172,660	25.0%

Total investments					$701,003,939	$603,986,480	114.9%

Money Market Fund - 32.5%
Federated Institutional Prime Obligations Fund		Money Market 0.150%(11)		25,401,625	25,401,625	25,401,625	4.8%
State Street Institutional Liquid Reserves Fund		Money Market 0.010% (11)		12,683,935	12,686,471	12,685,203	2.4%
Total money market fund				$38,085,560	$38,088,096	$38,086,828	7.2%

(1)	All of the Company's investments are domiciled in the United States except for AMMC CLO 22, Limited Series 2018-22A, AMMC CLO 23, Limited Series 2020-23A, Apidos CLO XXIV, Series 2016-24A, Dryden 38 Senior Loan Fund, Series 2015-38A, Dryden 43 Senior Loan Fund, Series 2016-43A, Dryden 49 Senior Loan Fund, 2017-49A, Magnetite XIX, Limited, Sound Point CLO XX, Ltd., VOYA CLO 2016-2, LTD., and VOYA CLO 2015-2, LTD., which are all domiciled in the Cayman Islands. All foreign investments were denominated in US Dollars.
(2)	Unless otherwise indicated, all securities are valued using significant unobservable inputs, which are categorized as Level 3 assets under the definition of ASC 820 fair value hierarchy.
(3)	Percentage is based on net assets of $525,740,939 as of December 31, 2020.
(4)	The interest rate on these loans is subject to a base rate plus 3 Month "3M" LIBOR, which at December 31, 2020 was 0.24%. The interest rate is subject to a minimum LIBOR floor.
(5)	An affiliated fund that is managed by an affiliate of SIC Advisors LLC also holds an investment in this security.
(6)	The interest rate on these loans is subject to a base rate plus 1 Month "1M" LIBOR, which at December 31, 2020 was 0.14%. The interest rate is subject to a minimum LIBOR floor.
(7)

Securities are exempt from registration under Rule 144A of the Securities Act of 1933, as amended (the "Securities Act"). These securities represent a fair value of $51,094,601 or 9.7% of net assets as of December 31, 2020 and are considered restricted securities.

(8)

The investment is not a qualifying asset under Section 55 of the Investment Company Act of 1940, as amended (the "1940 Act"). Non-qualifying assets represent 30.0% of the Company's portfolio at fair value.

(9)

This investment is in the equity class of a collateralized loan obligation ("CLO"). The CLO equity investments are entitled to recurring distributions that are generally equal to the excess cash flow generated from the underlying investments after payment of the contractual payments to debt holders and fund expenses. The current estimated yield is based on the current projections of this excess cash flow taking into account assumptions that have been made regarding expected prepayments, losses and future reinvestment rates. These assumptions are periodically reviewed and adjusted. Ultimately, the actual yield may be higher or lower than the estimated yield if actual results differ from those used for the assumptions.

(10)	Security is non-income producing.
(11)	Represents securities in Level 1 in the ASC 820 table (see Note 4).
(12)	The investment has an unfunded commitment as of December 31, 2020. For further details see Note 11. Fair value includes an analysis of the unfunded commitment.
(13)	The investment was on non-accrual status as of December 31, 2020.
(14)	The investment is past due as of December 31, 2020.
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

(16)	As a practical expedient, the Company uses NAV to determine the fair value of this investment.
(17)	The interest rate on these loans is subject to a base rate plus 6 Month "6M" LIBOR, which at December 31, 2020 was 0.34%. The interest rate is subject to a minimum LIBOR floor.

As of December 31, 2020, the weighted average yield based upon original cost on our portfolio investments was approximately 8.0%, and approximately 69.2% of our portfolio investments were senior secured. As of December 31, 2020,  of our income-bearing investment portfolio bore interest based on floating rates, such as LIBOR or the Alternate Base Rate ("ABR"), and  bore interest at fixed rates. The weighted average yield on income-producing investments is computed based upon the contractual interest payments and principal amortizations due at maturity for each individual investment, which amount is divided by the total cost borne by us on such income-producing investments as of the end of the applicable reporting period. The yield on our portfolio investments is higher than what our investors will realize because it does not reflect our expenses and the sales load paid by investors.

Overview of Portfolio Companies

Set forth below is a brief description of the business of our portfolio companies as of December 31, 2020.

Portfolio Company	Brief Description of Portfolio Company
1888 Industrial Services, LLC	1888 Industrial Services, LLC provides field support services to oil and gas independent producers, drilling companies and midstream companies in the Denver-Julesburg Basin, with headquarters in the heart of the Wattenberg region in Greeley, CO. AAR builds, repairs, modifies and maintains oil and gas production equipment, sites, wells and pipelines.
AAAHI Acquisition Corporation	AAAHI Acquisition Corporation (“All Aboard”) is a leading provider of passenger transport services to customers throughout the U.S. Sun Belt Region. All Aboard is comprised of six local operating units, the largest of which include: Hotard, All Aboard America!, and Sun Diego.
Alpine SG, LLC	Alpine SG, LLC ("Alpine SG") is an aggregator of niche, vertically oriented software businesses. Each acquired business operates independently with oversight from the Alpine SG management team. The platform includes the following companies:.Aerialink, Minute Menu, Bill4Time, and Exym.
American Dental Partners, Inc.	American Dental Partners, Inc., founded in 1995 and headquartered in Wakefield, MA, provides dental groups with critical administrative functions, enabling dentists to focus on clinical care.
Amerijet Holdings, Inc.	Amerijet Holdings, Inc., headquartered in Fort Lauderdale, FL, is a leading provider of air cargo and logistics to and from the Caribbean, Mexico and Latin America.
AMMC CLO 22, Limited Series 2018-22A	AMMC CLO 22, Limited Series 2018-22A is a collateralized loan obligation vehicle invested in a diversified portfolio of primarily senior secured first lien bank loans and, to a limited extent, senior unsecured loans, second lien loans and first lien last, out loans.
AMMC CLO 23, Ltd. Series 2020-23A	AMMC CLO 23, Ltd. Series 2020-23A is a collateralized loan obligation vehicle invested in a diversified portfolio of primarily senior secured first lien bank loans and, to a limited extent, senior unsecured loans, second lien loans and first lien last-out loans.
Answers Finance, LLC	Answers Finance, LLC (“Answers”) is headquartered in St. Louis, MO operates three primary businesses, supported by shared services functions, focused on empowering consumers and brands by connecting them with the information to optimize their decision making.
Apidos CLO XXIV, Series 2016-24A	Apidos CLO XXIV, Series 2016-24A is a collateralized loan obligation vehicle invested in a diversified portfolio of primarily senior secured first lien bank loans and, to a limited extent, senior unsecured loans, second lien loans and first lien last-out loans.
Arrow International, Inc.	The Company provides charitable gaming products (pull tabs and charitable bingo supplies) to various social & charitable organizations that rely on Arrow’s products to generate income for various philanthropic causes.
Avantor, Inc.	Avantor, Inc. is a global provider of products and services to the biopharma, healthcare, education & government, and advanced technologies & applied materials industries.
Aviation Technical Services, Inc.	Aviation Technical Services, Inc., founded in 1970 and headquartered in Everett, WA, is a provider of commercial aerospace aftermarket services to the North American maintenance, repair and overhaul market.
Black Angus Steakhouses, LLC	Black Angus Steakhouses, LLC, founded in 1964 and headquartered in Los Altos, CA, operates restaurants across six states including California, Arizona, Alaska, New Mexico, Washington, and Hawaii.
BRG Sports, Inc.	BRG Sports, Inc., founded in 1929 and headquartered in Des Plaines, Illinois, is a leading designer and developer of football helmets, protective sports equipment, head impact monitoring technologies, apparel and related accessories.
Brook & Whittle Holding Corp.	Brook & Whittle Holding Corp., founded in 1996 and based in North Branford, CT, provides printing and packaging solutions in North America. The company produces and supplies pressure sensitive labels and shrink film packaging products for personal care, beverage, food, and household industry sectors.
Caddo Investors Holdings 1 LLC	Caddo Investors Holdings 1 LLC (d/b/a TexMark Timber Treasury, L.P.), consists of ~1.1 million acres of high quality and relatively young timber lands located in East Texas.
Callaway Golf Co.	Callaway Golf Company is a premium golf equipment and active lifestyle company with a portfolio of global brands, including Callaway Golf, Odyssey, OGIO, TravisMathew and Jack Wolfskin.
Charming Charlie LLC	Charming Charlie LLC is a destination retailer of fashion jewelry and accessories. Charming Charlie is known for its fun, friendly, and fabulous brand which permeates its in-store and online experience.
CM Finance SPV LLC	CM Finance SPV LLC is a wholly-owned subsidiary of Investcorp Credit Management BDC, Inc., a specialty finance company that invests primarily in the debt of U.S. middle-market companies.
CPI International, Inc.	CPI Holdings, Inc. develops and manufactures microwave, radio frequency, power, and control products for critical communications, defense and medical applications.
CT Technologies Intermediate Holdings, Inc.	CT Technologies Intermediate Holdings, Inc., founded in 1976 and located in Alpharetta, GA, is a provider of outsourced release-of-information services, which involves the interaction between healthcare providers, who possess protected medical information, and authorized requestors, who are entitled to receive that information for various commercial, legal, or personal purposes.
DataOnline Corp.

DataOnline Corp ("DataOnline") is a global provider of M2M solutions specifically for the monitoring of both fixed and mobile remote industrial assets. DataOnline specializes in robust and reliable devices & sensors, remote data collection, global wireless communications & web-based applications.

Delta Air Lines, Inc.	Delta Air Lines, Inc. is a leading global airline based in the U.S. serving approximately 200 million customers in 2019.
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

Dynamic Energy Services International LLC	Dynamic Energy Services International LLC, headquartered in New Orleans, LA, is a provider of full-service fabrication, construction and maintenance services to a broad range of worldwide markets including oil and gas, industrial and petrochemical markets.
Envision Healthcare Corporation	Envision Healthcare Corporation is a national provider of healthcare services with two main operating segments – Physician Services and Ambulatory Services.
First Boston Construction Holdings, LLC

First Boston Construction Holdings, LLC, an affiliate of The Grossman Companies with offices in Quincy, MA and Southport, CT, extends private loans to builders, developers and real estate investors in the Northeast region of the United States.

Friedrich Holdings, Inc.	Friedrich Holdings, Inc., founded in 1883 and headquartered in San Antonio, TX, engineers and manufactures high-performance in-room air conditioning products.
GK Holdings, Inc.	GK Holdings, Inc., headquartered in Cary, NC, is a worldwide provider of IT and business skills learning solutions participating in the global corporate training market.
Glass Mountain Pipeline Holdings II, LLC	Glass Mountain Pipeline Holdings II, LLC is a ~280 mile pipeline providing crude oil transportation and storage to the STACK / SCOOP / MERGE, Mississippi Lime, and Granite Wash areas.
Golden West Packaging Group LLC	Golden West Packaging Group LLC is a vertically integrated provider of highly customized, corrugated cardboard packaging.
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

Impact Group, LLC	Impact Group, LLC is a Boise, Idaho based sales and marketing agency providing outsourced sales, marketing and merchandising services to consumer packaged goods manufacturers.
Innovative Xcessories & Services, LLC	Innovative XCessories & Services, LLC is a U.S. based Original Equipment and Aftermarket upfitter to the automotive industry, primarily providing spray-on coating to truck beds and exterior accessories such as Side Steps and roof racks.
Interflex Acquisition Company, LLC

InterFlex Acquisition Company, LLC, headquartered in Wilkesboro, NC, is a comprehensive provider of specialized printed and converted flexible packaging solutions for food and consumer packaged goods producers throughout the USA and UK.

Iqor US Inc.	iQor is a managed services provider of customer engagement and technology-enabled business process outsourcing solutions.
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

Ivanti Software, Inc.	Ivanti is a leading IT management software provider to mid-market enterprises. Per Gartner (2020) the Company is one of three leaders in the segment (BMC, ServiceNow comps). The Company has +24K clients including Autotrader, Oxford Univ, UnderArmour, UMC Health Systems, Service Corp, Adventis, covering +48M endpoints globally.
JFL-WCS Partners, LLC	JFL-WCS Partners, LLC (d/b/a Waste Control Specialists LLC), headquartered in Dallas, Texas, operates a state-of-the-art facility for the processing, treatment, storage and disposal of LLRW, hazardous waste, and mixed hazardous and radioactive wastes.
Kemmerer Operations, LLC	Kemmerer Operations, LLC, location in Wyoming, is a producer of high-value thermal coal and surface-mined coal.
Keystone Acquisition Corp.	Keystone Acquisition Corp. provides care and quality management to public and commercial clients in the healthcare industry.
LogMeIn, Inc.	LogMeIn is a SaaS software provider of cloud communication, remote access, remote customer engagement & IT support to SMB customers
Magnetite XIX, Limited	Magnetite XIX, Limited is a collateralized loan obligation vehicle invested in a diversified portfolio of primarily senior secured first lien bank loans and, to a limited extent, second lien loans.
MCM 500 East Pratt Holdings, LLC	MCM 500 East Pratt Holdings, LLC is a 13-story, 279,712 square foot, class A office building located along Baltimore’s Pratt Street corridor developed in 2004 by the Trammell Crow Company
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

PetroChoice Holdings, Inc.	PetroChoice Holdings, Inc. is a distributor of US lubricants and services primarily serving the Northeastern and Midwestern United States.
Polymer Solutions Group Holdings, LLC	Polymer Solutions Group Holdings, LLC, formed in 2015, is a portfolio of companies that deliver customer-centric solutions that improve the customers’ products, processes and performance.

Portfolio Company	Brief Description of Portfolio Company
Project Investor Holdings	Project Investor Holdings is an innovative sand producer and technology company operating in high-quality silica sand and gravel, and proppant technology.
Project Silverback Holdings Corp.	Project Silverback Holdings Corp. is a quality management software provider via on-premise and cloud based solutions, established in 1994.
Proppants Holdings, LLC	Proppants Holdings, LLC is a manufacturer and provider of high-quality and innovative raw and resin coated frac sand for use in the oil and gas industry.
PT Network, LLC	PT Network, LLC (d/b/a Pivot Physical Therapy), is a regional outpatient physical therapy and sports medicine operator with clinics in most of the Mid-Atlantic region.
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

RTIC Subsidiary Holdings, LLC	RTIC, headquartered in Houston, TX, and founded in 2015, is a designer, manufacturer and marketer of a variety of stock and customized outdoor and recreational products including drinkware, coolers, and other related products and accessories. The majority of sales are direct-to-consumer sales through RTIC’s own website. RTIC also sells products through its branded retail store located in Houston as well as Amazon.
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

Starfish Holdco, LLC	Starfish Holdco, LLC (d/b/a Syncsort or Precisely) through its subsidiaries is a global software company specializing in Big Data, high speed sorting products, data protection, data quality and integration software and services, for mainframe, power systems and open system environments to enterprise customers.
Team Car Care, LLC

Team Car Care, LLC (dba Heartland Automotive Services), founded in 1995, is a provider of quick lube and other ancillary maintenance services and is the largest Jiffy Lube franchisee in the United States.

Team Services Group	TEAM Services Group is a provider of employment administration and risk management solutions that facilitate self-directed home care (unskilled) for seniors and people w/ long-term disabilities
The Octave Music Group, Inc.	The Octave Music Group, Inc., headquartered in New York, NY, is an in-venue interactive music and entertainment platform, featured in bars and restaurants across North America and Europe.
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

Wawona Delaware Holdings, LLC	Wawona Delaware Holdings, LLC a vertically-integrated supplier of high quality conventional and organic stone fruit and citrus.
West Dermatology, LLC	West Dermatology is an operator of dermatology clinics in Nevada, Arizona and California. The Company's board-certified dermatologists specialize in a range of clinical diagnostic and treatment options including general dermatology services, Mohs surgery, cosmetic services, and medical grade dermatology products.
Wok Holdings, Inc.	Wok Holdings (dba P.F. Chang's) is a U.S. full-service Asian cuisine restaurant brand that operates 216 company-operated restaurants in 39 states; 94 franchisees in 23 countries.

INVESTMENT ADVISORY AGREEMENT AND FEES

Investment Advisory Fees

We pay SIC Advisors a fee for its services under the Investment Advisory Agreement consisting of two components: a management fee and an incentive fee. We believe that this fee structure benefits stockholders by aligning the compensation of our Adviser with our overall investment performance. The cost of both the base management fee and the incentive fee are ultimately borne by our stockholders.

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

Because of the structure of the subordinated incentive fee on income and the incentive fee on capital gains, it is possible that we may pay such fees in a quarter where we incur a net loss. For example, if we receive pre-incentive fee net investment income in excess of the 1.75% on our net assets at the end of the immediately preceding fiscal quarter for a quarter, we will pay the applicable incentive fee even if we have incurred a net loss in the quarter due to a realized or unrealized capital loss. Our Adviser will not be under any obligation to reimburse us for any part of the incentive fee it receives that is based on prior period accrued income that we never receive as a result of a subsequent decline in the value of our portfolio.

The fees that are payable under the Investment Advisory Agreement for any partial period will be appropriately pro-rated. The fees will also be calculated using a detailed policy and procedure approved by our Adviser and our board of directors, including a majority of the independent directors, and such policy and procedure will be consistent with the description of the calculation of the fees set forth above.

Our Adviser may elect to defer or waive all or a portion of the fees that would otherwise be paid to it in its sole discretion. Any portion of a fee not taken as to any month, quarter or year will be deferred without interest and may be taken in any such other month prior to the occurrence of a liquidity event as our Adviser may determine in its sole discretion.

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

Advisory Services

Under the terms of the Investment Advisory Agreement, our Adviser is responsible for the following:

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

Currently, SIC Advisors is primarily responsible for initially identifying, evaluating, negotiating and structuring our investments. These activities will be carried out by its Investment Team and subject to the oversight of SIC Advisors’ senior investment personnel. Each investment that we make will require the approval of our Adviser before the investment may be made. Certain affiliated co-investment transactions may require the additional approval of our independent directors.

SIC Advisors’ services under the Investment Advisory Agreement are not exclusive, and it is free to furnish similar services to other entities so long as its services to us are not impaired.

Indemnification of Our Adviser

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

Based on the information reviewed and discussions with management, the board of directors, including all of the independent directors, concluded that the investment management fee rates and terms were reasonable in relation to the services to be provided and unanimously approved the Investment Advisory Agreement for a period of one additional year, which will expire on April 17, 2021. No single factor was determinative of the decision of our board of directors to approve the Investment Advisory Agreement, and individual directors may have weighed certain factors differently. Throughout the process, the independent directors were advised by independent counsel. In accordance with the 1940 Act, we may terminate the Investment Advisory Agreement with SIC Advisors upon 60 days’ written notice. The decision to terminate the agreement may be made by a majority of our independent directors or the holders of a majority of the outstanding shares of our common stock. In addition, SIC Advisors may terminate the Investment Advisory Agreement with us upon 120 days’ written notice.

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

The SBCA also instructs the SEC to issue rules or amendments to rules allowing BDCs to use the same registration, offering and communication processes that are available to operating companies. The rules and amendments specified by the SBCA became self-implementing on March 24, 2019. On April 8, 2020, the SEC adopted rules and amendments to implement certain provisions of the SBCA (the “Final Rules”) that, among other things, modify the registration, offering, and communication processes available to BDCs relating to: (i) the shelf offering process to permit the use of short-form registration statements on Form N-2 and incorporation by reference; (ii) the ability to qualify for well-known seasoned issuer status; (iii) the immediate or automatic effectiveness of certain filings made in connection with continuous public offerings; and (iv) communication processes and prospectus delivery. In addition, the SEC adopted rules that will require BDCs to comply with certain structured data and inline XBRL requirements. The Final Rules generally became effective on August 1, 2020, except that a BDC, like the Company, must comply with the Inline XBRL structure data requirements for its financial statements by February 1, 2023.

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

We may invest up to 100% of our assets in securities acquired directly from issuers in privately negotiated transactions. With respect to such securities, we may, for the purpose of public resale, be deemed an “underwriter” as that term is defined in the Securities Act. We do not intend to acquire securities issued by any investment company that exceed the limits imposed by the 1940 Act.

As a BDC, we will not generally be permitted to invest in any portfolio company in which our Adviser or any of their affiliates currently have a controlling interest or to make any co-investments with our Adviser or any of its affiliates without an exemptive order from the SEC. We may, however, invest alongside our Adviser and its affiliates’ other clients in certain circumstances where doing so is consistent with applicable law and SEC staff interpretations. For example, we may invest alongside such other clients’ accounts consistent with guidance promulgated by the SEC Staff permitting us and such other clients’ accounts to purchase interests in a single class of privately placed securities so long as certain conditions are met, including that no investment advisor, acting on our behalf or on behalf of other clients, negotiates any term other than price. We may also invest alongside such other clients as otherwise permissible under regulatory guidance, applicable regulations and our Adviser’s allocation policies. In addition, on November 25, 2013, we received an exemptive order from the SEC that permits us to participate in negotiated co-investment transactions with certain affiliates, each of whose investment adviser is Medley LLC or an investment adviser controlled by Medley LLC in a manner consistent with our investment objective, strategies and restrictions, as well as regulatory requirements and other pertinent factors (the “Prior Exemptive Order”).

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

Temporary Investments

Pending investment in other types of “qualifying assets,” as described above, our investments may consist of cash, cash equivalents, U.S. government securities, or high-quality debt securities maturing in one year or less from the time of investment so that 70% of our total assets are qualifying assets. Typically, we intend to invest in U.S. Treasury bills or in repurchase agreements, provided that such agreements are fully collateralized by cash or securities issued by the U.S. government or its agencies. A repurchase agreement involves the purchase by an investor, such as us, of a specified security and the simultaneous agreement by the seller to repurchase it at an agreed-upon future date and at a price that is greater than the purchase price by an amount that reflects an agreed-upon interest rate. There is no percentage restriction on the proportion of our assets that may be invested in such repurchase agreements. However, if more than 25% of our total assets constitute repurchase agreements from a single counterparty, we may not meet the diversification requirements in order to qualify to be taxed as a RIC for U.S. federal income tax purposes. Thus, we do not intend to enter into repurchase agreements with a single counterparty in excess of this limit. We expect that our Adviser will monitor the creditworthiness of the counterparties with which we enter into repurchase agreement transactions.

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

Compliance Policies and Procedures

We and our Adviser have each adopted and implemented written compliance policies and procedures reasonably designed to prevent violation of the federal securities laws and are required to review these compliance policies and procedures annually for their adequacy and the effectiveness of their implementation. Our chief compliance officer is responsible for administering our compliance policies and procedures and our Adviser’s chief compliance officer is responsible for administering the compliance policies and procedures for the Adviser.

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

The following is a summary of the principal risk factors associated with an investment in the Company. Further details regarding each risk included in the below summary list can be found further below.

●

We are currently operating in a period of capital markets disruptions and economic uncertainty. Such market conditions may materially and adversely affect debt and equity capital markets, which may have a negative impact on our business, financial condition and operations.

●	Events outside of our control, such as the COVID-19 pandemic, could negatively affect our portfolio companies and our results of our operations.

.

●

A failure of cybersecurity systems, as well as the occurrence of events unanticipated in our disaster recovery systems and management continuity planning could impair our ability to conduct business effectively.

●	A failure on our part to maintain our status as a BDC would significantly reduce our operating flexibility.

●

We depend upon senior management personnel of SIC Advisors for our future success, and if SIC Advisors is unable to retain qualified personnel or if SIC Advisors loses any member of its senior management team, our ability to achieve our investment objective could be significantly harmed.

●

Because we expect to distribute substantially all of our net investment income and net realized capital gains to our stockholders, we will need additional capital to finance our growth and such capital may not be available on favorable terms or at all.

●	The amount of any distributions we pay is uncertain. We may not be able to pay you distributions or be able to sustain them and our distributions may not grow over time.

●

Our distribution proceeds may exceed our earnings. We have not established any limit on the extent to which we may use borrowings, if any, or proceeds from our offering to fund distributions, which may reduce the amount of capital we ultimately invest in assets.

●

A significant portion of our investment portfolio is recorded at fair value as determined in good faith by our board of directors and, as a result, there will be uncertainty as to the value of our portfolio investments.

●	Any unrealized losses we experience on our portfolio may be an indication of future realized losses, which could reduce our income available for distribution.

●

We are uncertain of our sources for funding our future capital needs. If we cannot obtain debt or equity financing on acceptable terms, our ability to acquire investments and to expand our operations will be adversely affected.

●

SIC Advisors and its affiliates, including our officers and some of our directors, face conflicts of interest caused by compensation arrangements with us, which could result in actions that are not in the best interests of our stockholders.

●	We may be obligated to pay our Adviser incentive compensation even if we incur a net loss due to a decline in the value of our portfolio.

●	Our ability to enter into transactions with our affiliates will be restricted, which may limit the scope of investments available to us.

●	We may face increasing competition for investment opportunities, which could delay deployment of our capital, reduce returns and result in losses.

●

Regulations governing our operation as a BDC and RIC will affect our ability to raise capital and the way in which we raise additional capital or borrow for investment purposes, which may have a negative effect on our growth. As a BDC, the necessity of raising additional capital may expose us to risks, including the typical risks associated with leverage.

●	An investment strategy focused primarily on privately held companies presents certain challenges, including the lack of available information about these companies.

●	Because we use borrowed funds to make investments or fund our business operations, we are exposed to risks typically associated with leverage which increase the risk of investing in us.

●	Our stockholders will have limited liquidity and may not receive a full return of invested capital upon selling their shares.

●	We are not obligated to complete a liquidity event; therefore, it will be difficult for an investor to sell his or her shares.

●

We will be subject to corporate-level U.S. federal income tax if we are unable to qualify for the tax treatment applicable to RICs under Subchapter M of the Code or to satisfy RIC distribution requirements.

Risks Relating to Our Business and Structure

We are currently operating in a period of capital markets disruptions and economic uncertainty. Such market conditions may materially and adversely affect debt and equity capital markets, which may have a negative impact on our business, financial condition and operations.

From time to time, capital markets may experience periods of disruption and instability. The U.S. capital markets have experienced extreme volatility and disruption following the global outbreak of coronavirus (“COVID-19”) that began in December 2019. Some economists and major investment banks have expressed concern that the continued spread of the COVID-19 globally could lead to a world-wide economic downturn. Even after the COVID-19 pandemic subsides, the U.S. economy, as well as most other major economies, may continue to experience a recession, and we anticipate our businesses would be materially and adversely affected by a prolonged recession in the United States and other major markets. Disruptions in the capital markets have increased the spread between the yields realized on risk-free and higher risk securities, resulting in illiquidity in parts of the capital markets. The COVID-19 outbreak continues to have, and any future outbreaks could have, an adverse impact on the ability of lenders to originate loans, the volume and type of loans originated, the ability of borrowers to make payments and the volume and type of amendments and waivers granted to borrowers and remedial actions taken in the event of a borrower default, each of which could negatively impact the amount and quality of loans available for investment by the Company and returns to the Company, among other things. With respect to the U.S. credit markets (in particular for middle market loans), the COVID-19 outbreak has resulted in, and until fully resolved is likely to continue to result in, the following among other things: (i) increased draws by borrowers on revolving lines of credit and other financing instruments; (ii) increased requests by borrowers for amendments and waivers of their credit agreements to avoid default, increased defaults by such borrowers and/or increased difficulty in obtaining refinancing at the maturity dates of their loans; (iii) greater volatility in pricing and spreads and difficulty in valuing loans during periods of increased volatility; and (iv) rapidly evolving proposals and/or actions by state and federal governments to address problems being experienced by the markets and by businesses and the economy in general which will not necessarily adequately address the problems facing the loan market and middle-market businesses. These and future market disruptions and/or illiquidity could have an adverse effect on our business, financial condition, results of operations and cash flows. Unfavorable economic conditions also could increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. These events could limit our investment originations, limit our ability to grow and have a material negative impact on our operating results and the fair values of our debt and equity investments. We may have to access, if available, alternative markets for debt and equity capital, and a severe disruption in the global financial markets, deterioration in credit and financing conditions or uncertainty regarding U.S. government spending and deficit levels or other global economic conditions could have a material adverse effect on our business, financial condition and results of operations.

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

In addition, significant changes in the capital markets may also affect the pace of our investment activity and the potential for liquidity events involving our investments. Thus, the illiquidity of our investments may make it difficult for us to sell our investments to access capital if required, and as a result, we could realize significantly less than the value at which we have recorded our investments if we were required to sell them for liquidity purposes. An inability to raise or access capital could have a material adverse effect on our business, financial condition or results of operations.

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

Events outside of our control, such as the COVID-19 pandemic, could negatively affect our portfolio companies and our results of our operations.

Periods of market volatility have occurred and could continue to occur in response to pandemics or other events outside of our control. These types of events have adversely affected and could continue to adversely affect operating results for us and for our portfolio companies. For example, the COVID-19 pandemic has led to, and for an unknown period of time will continue to lead to, disruptions in local, regional, national and global markets and economies affected thereby, including the United States. The COVID-19 pandemic and restrictive measures taken to contain or mitigate its spread have caused, and are continuing to cause, business shutdowns, or the re-introduction of business shutdowns, cancellations of events and restrictions on travel, significant reductions in demand for certain goods and services, reductions in business activity and financial transactions, supply chain interruptions and overall economic and financial market instability both globally and in the United States.  Such effects will likely continue for the duration of the COVID-19 pandemic, which is uncertain, and for some period thereafter. While several countries, as well as certain states, counties and cities in the United States, began to relax the early public health restrictions with a view to partially or fully reopening their economies, many cities, both globally and in the United States, have since experienced a surge in the reported number of cases, hospitalizations and deaths related to the COVID-19 pandemic. This recent increase in cases has led to the re-introduction of restrictions and business shutdowns in certain states, counties and cities in the United States and globally and could continue to lead to the re-introduction of such restrictions elsewhere as of the date of this Annual Report on Form 10-K. Additionally, in December 2020, the U.S. Food and Drug Administration authorized vaccines produced by Pfizer-BioNTech and Moderna for emergency use. However, it remains unclear how quickly the vaccines will be distributed nationwide and globally or when “herd immunity” will be achieved and the restrictions that were imposed to slow the spread of the virus will be lifted entirely. The delay in distributing the vaccines could lead people to continue to self-isolate and not participate in the economy at pre-pandemic levels for a prolonged period of time.

COVID-19 and the resulting economic dislocations have had and continue to have adverse consequences for the business operations and financial performance of some of our portfolio companies, which may, in turn impact the valuation of our investments and have adversely affected, and threaten to continue to adversely affect, our operations. We cannot predict the full impact of COVID-19, including the duration of the restrictions described above. As a result, we are unable to predict the duration of these business and supply-chain disruptions, the extent to which COVID-19 will negatively affect our portfolio companies’ operating results or the impact that such disruptions may have on our results of operations and financial condition. With respect to loans to portfolio companies, the Company will be impacted if, among other things, (i) amendments and waivers are granted (or are required to be granted) to borrowers permitting deferral of loan payments or allowing for PIK interest payments, (ii) borrowers default on their loans, are unable to refinance their loans at maturity, or go out of business, or (iii) the value of loans held by the Company decreases as a result of such events and the uncertainty they cause. Portfolio companies may also be more likely to seek to draw on unfunded commitments we have made, and the risk of being unable to fund such commitments is heightened during such periods. Depending on the duration and extent of the disruption to the business operations of our portfolio companies, we expect some portfolio companies, particularly those in vulnerable industries to experience financial distress and possibly to default on their financial obligations to us and/or their other capital providers. In addition, if such portfolio companies are subjected to prolonged and severe financial distress, we expect some of them to substantially curtail their operations, defer capital expenditures and lay off workers. These developments would be likely to permanently impair their businesses and result in a reduction in the value of our investments in them. Any potential impact to our results of operations will depend to a large extent on future developments and new information that could emerge regarding the duration and severity of the COVID-19 pandemic and the actions taken by authorities and other entities to contain the spread or treat its impact, all of which are beyond our control. These potential impacts, while uncertain, could adversely affect our and our portfolio companies’ operating results and financial condition.

The Company will also be negatively affected if the operations and effectiveness of SIC Advisors or our portfolio companies (or any of the key personnel or service providers of the foregoing) are compromised or if necessary or beneficial systems and processes are disrupted as a result of stay-at-home orders or other related interruptions to business operations.

Political, social and economic uncertainty, including uncertainty related to the COVID-19 pandemic, creates and exacerbates risks.

Social, political, economic and other conditions and events (such as natural disasters, epidemics and pandemics, terrorism, conflicts and social unrest) will occur that create uncertainty and have significant impacts on issuers, industries, governments and other systems, including the financial markets, to which companies and their investments are exposed. As global systems, economies and financial markets are increasingly interconnected, events that once had only local impact are now more likely to have regional or even global effects. Events that occur in one country, region or financial market will, more frequently, adversely impact issuers in other countries, regions or markets, including in established markets such as the United States. These impacts can be exacerbated by failures of governments and societies to adequately respond to an emerging event or threat.

Uncertainty can result in or coincide with, among other things: increased volatility in the financial markets for securities, derivatives, loans, credit and currency; a decrease in the reliability of market prices and difficulty in valuing assets (including portfolio company assets); greater fluctuations in spreads on debt investments and currency exchange rates; increased risk of default (by both government and private obligors and issuers); further social, economic, and political instability; nationalization of private enterprise; greater governmental involvement in the economy or in social factors that impact the economy; changes to governmental regulation and supervision of the loan, securities, derivatives and currency markets and market participants and decreased or revised monitoring of such markets by governments or self-regulatory organizations and reduced enforcement of regulations; limitations on the activities of investors in such markets; controls or restrictions on foreign investment, capital controls and limitations on repatriation of invested capital; the significant loss of liquidity and the inability to purchase, sell and otherwise fund investments or settle transactions (including, but not limited to, a market freeze); unavailability of currency hedging techniques; substantial, and in some periods extremely high, rates of inflation, which can last many years and have substantial negative effects on credit and securities markets as well as the economy as a whole; recessions; and difficulties in obtaining and/or enforcing legal judgments.

As a result of the U.S. presidential election and the subsequent senate runoff elections, there has been a change in control of the executive and legislative branches of the U.S. government. Changes in federal policy, including tax policies, and at regulatory agencies occur over time through policy and personnel changes following elections, which lead to changes involving the level of oversight and regulation of the financial services industry, as well as changes in tax rates. The nature, timing and economic and political effects of potential changes to the current legal and regulatory framework affecting financial institutions remain highly uncertain.

For example, the COVID-19 pandemic outbreak has led and for an unknown period of time will continue to lead to disruptions in local, regional, national and global markets and economies affected thereby. The COVID-19 pandemic has impacted the U.S. credit markets (in particular for middle market loans). See “We are currently operating in a period of capital markets disruptions and economic uncertainty. Such market conditions may materially and adversely affect debt and equity capital markets, which may have a negative impact on our business, financial condition and operations” and “Events outside of our control, including public health crises, could negatively affect our portfolio companies and our results of our operations.”

Although it is impossible to predict the precise nature and consequences of these events, or of any political or policy decisions and regulatory changes occasioned by emerging events or uncertainty on applicable laws or regulations that impact us, our portfolio companies and our investments, it is clear that these types of events are impacting and will, for at least some time, continue to impact us and our portfolio companies and, in many instances, the impact will be adverse and profound. The effects of the COVID-19 pandemic may materially and adversely impact (i) the value and performance of us and our portfolio companies, (ii) the ability of our borrowers to continue to meet loan covenants or repay loans provided by us on a timely basis or at all, which may require us to restructure our investments or write down the value of our investments, (iii) our ability to repay debt obligations, on a timely basis or at all, or (iv) our ability to source, manage and divest investments and achieve our investment objectives, all of which could result in significant losses to us.

The United Kingdom referendum decision to leave the European Union may create significant risks and uncertainty for global markets and our investments.

The decision made in the United Kingdom referendum to leave the European Union has led to volatility in global financial markets, and in particular in the markets of the United Kingdom and across Europe, and may also lead to weakening in consumer, corporate and financial confidence in the United Kingdom and Europe. Under the terms of the withdrawal agreement negotiated and agreed to between the United Kingdom and the European Union, the United Kingdom’s departure from the European Union was followed by a transition period which ran until December 31, 2020 and during which the United Kingdom continued to apply European Union law and was treated for all material purposes as if it were still a member of the European Union. On December 24, 2020, the European Union and United Kingdom governments signed a trade deal that became provisionally effective on January 1, 2021 and that now governs the relationship between the United Kingdom and the European Union (the “Trade Agreement”). The Trade Agreement implements significant regulation around trade, transport of goods and travel restrictions between the United Kingdom and the European Union.

Notwithstanding the foregoing, the longer term economic, legal, political and social framework to be put in place between the United Kingdom and the European Union is unclear at this stage and is likely to lead to ongoing political and economic uncertainty and periods of exacerbated volatility in both the United Kingdom and in wider European markets for some time. In particular, the decision made in the United Kingdom referendum may lead to a call for similar referenda in other European jurisdictions which may cause increased economic volatility and uncertainty in the European and global markets. This volatility and uncertainty may have an adverse effect on the economy generally and on our ability, and the ability of our portfolio companies, to execute our respective strategies and to receive attractive returns.

In particular, currency volatility may mean that our returns and the returns of our portfolio companies will be adversely affected by market movements and may make it more difficult, or more expensive, for us to implement appropriate currency hedging. Potential declines in the value of the British Pound and/or the euro against other currencies, along with the potential downgrading of the United Kingdom’s sovereign credit rating, may also have an impact on the performance of any of our portfolio companies located in the United Kingdom or Europe.

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

You should also be aware that a change in the general level of interest rates can be expected to lead to a change in the interest rate we receive on many of our debt investments. Accordingly, a change in the interest rate could make it easier for us to meet or exceed the performance threshold and may result in a substantial increase in the amount of incentive fees payable to our Adviser with respect to the portion of the incentive fee based on income.

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

In the United States, the U.S. Federal Reserve Board and the Federal Reserve Bank of New York, in conjunction with the Alternative Reference Rates Committee, a steering committee comprised of large U.S. financial institutions, is considering replacing U.S. dollar LIBOR with a new index calculated by short-term repurchase agreements, backed by Treasury securities, called the Secured Overnight Financing Rate (“SOFR”). The Federal Reserve Bank of New York began publishing SOFR in April 2018. In addition, on March 25, 2020, the U.K. Financial Conduct Authority stated that, although the central assumption that firms cannot rely on LIBOR being published after the end of 2021 has not changed, the outbreak of COVID-19 has impacted the timing of many firms’ transition planning, and the U.K. Financial Conduct Authority will continue to assess the impact of the COVID-19 outbreak on transition timelines and update the marketplace as soon as possible. Furthermore, on November 30, 2020, the Intercontinental Exchange, Inc. (“ICE”) announced that the ICE Benchmark Administration Limited, a wholly owned subsidiary of ICE and the administrator of LIBOR, announced its plan to extend the date that most U.S. LIBOR values would cease being computed from December 31, 2021 to June 30, 2023. Despite this extension of the U.S. LIBOR transition deadline for certain LIBOR values, U.S. regulators continue to urge financial institutions to stop entering into new LIBOR transactions by the end of 2021.

Although SOFR appears to be the preferred replacement rate for U.S. dollar LIBOR, at this time, it is not possible to predict the effect of any such changes, any establishment of alternative reference rates or other reforms to LIBOR that may be enacted in the United States, United Kingdom or elsewhere or, whether the COVID-19 outbreak will have further effect on LIBOR transition plans. The elimination of LIBOR or any other changes or reforms to the determination or supervision of LIBOR could have an adverse impact on the market for or value of any LIBOR-indexed, floating-rate debt securities, loans, and other financial obligations or extensions of credit held by or due to us or on our overall financial condition or results of operations.

Our business and operations could be negatively affected if we become subject to any securities class actions and derivative lawsuits, which could cause us to incur significant expense, hinder execution of investment strategy and impact our stock price.

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

We are highly dependent on information systems and systems failures could significantly disrupt our business, which may, in turn, negatively affect the NAV of our common stock and our ability to pay dividends.

Our business is highly dependent on our and third parties’ communications and information systems. Any failure or interruption of those systems, including as a result of the termination of an agreement with any third-party service providers, could cause delays or other problems in our activities. Our financial, accounting, data processing, backup or other operating systems and facilities may fail to operate properly or become disabled or damaged as a result of a number of factors including events that are wholly or partially beyond our control and adversely affect our business. There could be:

●	sudden electrical or telecommunications outages;
●	natural disasters such as earthquakes, tornadoes and hurricanes;
●	disease pandemics (including the COVID-19 outbreak);
●	events arising from local or larger scale political or social matters, including terrorist acts; and
●	cyber-attacks.

These events, in turn, could have a material adverse effect on our operating results and negatively affect the NAV of our common stock and our ability to pay dividends to our stockholders.

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

Third parties with which we do business may also be sources of cybersecurity or other technological risks. We outsource certain functions and these relationships allow for the storage and processing of our information, as well as client, counterparty, employee and borrower information. Cybersecurity failures or breaches by the Adviser and other service providers (including, but not limited to, accountants, custodians, and administrators), and the issuers of securities in which we invest, also have the ability to cause disruptions and impact business operations, potentially resulting in financial losses, interference with our ability to calculate its net asset value, impediments to trading, the inability of our stockholders to transact business, violations of applicable privacy and other laws, regulatory fines, penalties, reputation damages, reimbursement of other compensation costs, or additional compliance costs. While we engage in actions to reduce our exposure resulting from outsourcing, ongoing threats may result in unauthorized access, loss, exposure or destruction of data, or other cybersecurity incidents with increased costs and other consequences, including those described above. In addition, substantial costs may be incurred in order to prevent any cyber incidents in the future.

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

We and our service providers are currently impacted by quarantines and similar measures being enacted by governments in response to COVID-19, which are obstructing the regular functioning of business work forces (including requiring employees to work from external locations and their homes). Accordingly, the risks described above are heightened under current conditions.

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

Our ability to achieve our investment objective depends on our Adviser’s ability to manage and support our investment process. If the Adviser was to lose a significant number of its key professionals, our ability to achieve our investment objective could be significantly harmed.

We have no internal management capacity or employees other than our appointed executive officers and are dependent upon the investment expertise, skill and network of business contacts of our Adviser to achieve our investment objective. Our Adviser will evaluate, negotiate, structure, execute, monitor, and service our investments. Our future success depends to a significant extent on the continued service and coordination of our Adviser, including its key professionals. The departure of a significant number of our Adviser’s key professionals could have a material adverse effect on our ability to achieve our investment objective. Our ability to achieve our investment objective also depends on the ability of our Adviser to identify, analyze, invest in, finance, and monitor companies that meet our investment criteria. Our Adviser’s capabilities in structuring the investment process, providing competent, attentive and efficient services to us, and facilitating access to financing on acceptable terms depend on the involvement of investment professionals in an adequate number and of adequate sophistication to match the corresponding flow of transactions. To achieve our investment objective, our Adviser may need to retain, hire, train, supervise, and manage new investment professionals to participate in our investment selection and monitoring process. Our Adviser may not be able to find qualified investment professionals in a timely manner or at all. Any failure to do so could have a material adverse effect on our business, financial condition and results of operations.

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

We have elected, and intend to qualify annually, to be taxed for U.S. federal income tax purposes as a RIC under Subchapter M of the Code. As a RIC, we must meet certain requirements, including source-of-income, asset diversification and distribution requirements in order to not have to pay corporate-level U.S. federal income taxes on income we timely distribute to our stockholders as dividends, which allows us to substantially reduce or eliminate our corporate-level U.S. federal income tax liability. As a BDC, we are generally required to meet a coverage ratio of total assets to total senior securities, which includes all of our borrowings and any preferred stock we may issue in the future, of at least 200% (or 150% if, pursuant to the 1940 Act, certain requirements are met) at the time we issue any debt or preferred stock. This requirement limits the amount of our leverage. Because we will continue to need capital to grow our investment portfolio, this limitation may prevent us from incurring debt or issuing preferred stock and require us to raise additional equity at a time when it may be disadvantageous to do so. We cannot assure you that debt and equity financing will be available to us on favorable terms, or at all, and debt financings may be restricted by the terms of any of our outstanding borrowings. In addition, as a BDC, we are generally not permitted to issue common stock priced below NAV without stockholder approval. If additional funds are not available to us, we could be forced to curtail or cease new lending and investment activities, and our NAV could decline.

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

Because our business model depends to a significant extent upon relationships with corporations, financial institutions and investment firms, the inability of our Adviser to maintain or develop these relationships, or the failure of these relationships to generate investment opportunities, could adversely affect our business.

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

We are classified as a non-diversified investment company within the meaning of the 1940 Act, which means that we are not limited by the 1940 Act with respect to the proportion of our assets that we may invest in securities of a single issuer. We are also not adopting any policy restricting the percentage of our assets that may be invested in a single portfolio company. To the extent that we assume large positions in the securities of a small number of issuers, or within a particular industry, our NAV may fluctuate to a greater extent than that of a diversified investment company as a result of changes in the financial condition or the market’s assessment of the issuer. We may also be more susceptible to any single economic or regulatory occurrence than a diversified investment company. Beyond our asset diversification requirements applicable to RICs under Subchapter M of the Code, we do not have fixed guidelines for diversification, and our investments could be concentrated in relatively few portfolio companies. See “Business - Taxation as a Regulated Investment Company.”

Risks Relating to SIC Advisors and its Respective Affiliates

Our incentive fee structure may create incentives for SIC Advisors that are not fully aligned with the interests of our stockholders.

In the course of our investing activities, we pay management and incentive fees to SIC Advisors. These fees are based on our gross assets. As a result, investors in our common stock will invest on a “gross” basis and receive distributions on a ‘‘net’’ basis after expenses, resulting in a lower rate of return than one might achieve through direct investments. Because these fees are based on our gross assets, SIC Advisors will benefit when we incur debt or use leverage. Additionally, under the incentive fee structure, SIC Advisors may benefit when capital gains are recognized and, because SIC Advisors determines when a holding is sold, SIC Advisors controls the timing of the recognition of such capital gains. Our board of directors is charged with protecting our interests by monitoring how SIC Advisors addresses these and other conflicts of interests associated with its management services and compensation. While they are not expected to review or approve borrowings or incurrence of leverage in the ordinary course, our independent directors approve any credit facility, including the maximum amount of leverage we may employ, and will periodically review SIC Advisors’ services and fees as well as its portfolio management decisions and portfolio performance through their quarterly review of our portfolio and annual review of our Investment Advisory Agreement and our Administration Agreement. In connection with these reviews, our independent directors will consider whether our fees and expenses (including those related to leverage) remain appropriate. As a result of this arrangement, SIC Advisors or its affiliates may from time to time have interests that differ from those of our stockholders, giving rise to a conflict.

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

We may be obligated to pay our Adviser incentive compensation even if we incur a net loss due to a decline in the value of our portfolio.

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

The management and incentive fees we pay to our Adviser may induce our Adviser to make speculative investments.

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

We are prohibited under the 1940 Act from participating in certain transactions with certain of our affiliates without the prior approval of a majority of the independent directors and, in some cases, the SEC. Any person that owns, directly or indirectly, 5% or more of our outstanding voting securities will be our affiliate for purposes of the 1940 Act, and we will generally be prohibited from buying or selling any securities from or to such affiliate, absent the prior approval of our board of directors. The 1940 Act also prohibits certain “joint” transactions with certain of our affiliates, which in certain circumstances could include investments in the same portfolio company (whether at the same or different times to the extent the transaction is deemed to be “joint”), without prior approval of our board of directors and, in some cases, the SEC. If a person acquires more than 25% of our voting securities, we will be prohibited from buying or selling any security from or to such person or certain of that person’s affiliates, or entering into prohibited joint transactions with such persons, absent the prior approval of the SEC. Similar restrictions limit our ability to transact business with our Adviser as well as our officers or directors or their affiliates. The SEC has interpreted the BDC regulations governing transactions with affiliates to prohibit certain “joint transactions” involving entities that share a common investment adviser. As a result of these restrictions, we may be prohibited from buying or selling any security (other than any security of which we are the issuer) from or to, as well as co-investing with, any fund managed by our Affiliates without the prior approval of the SEC. The foregoing may limit the scope of investment opportunities that would otherwise be available to us.

We may, however, invest alongside other clients of our Adviser and its affiliates, including other entities they manage in certain circumstances where doing so is consistent with applicable law, the Current Exemptive Order and SEC staff interpretations and guidance. For example, we may co-invest with such accounts consistent with guidance promulgated by the SEC staff permitting us and such other accounts to purchase interests in a single class of privately placed securities so long as certain conditions are met, including that our investment adviser, acting on our behalf and on behalf of other clients, negotiates no term other than price. We may also co-invest with our investment adviser’s other clients as otherwise permissible under regulatory guidance, applicable regulations and our Adviser’s allocation policy. Under this allocation policy, a fixed percentage of each opportunity, which may vary based on asset class and investment objectives, among other things, will be offered to us and similar eligible accounts, as periodically determined by our Adviser and approved by our board of directors, including our independent directors. The allocation policy further provides that allocations among us and these other accounts will generally be made pro rata based on each account’s capital available for investment, as determined, in our case, by our Adviser. It is our policy to base our determinations as to the amount of capital available for investment based on such factors as the amount of cash on-hand, existing commitments and reserves, if any, the targeted leverage level, the targeted asset mix and diversification requirements and other investment policies and restrictions set by our board of directors or imposed by applicable laws, rules, regulations or interpretations. We expect that these determinations will be made similarly for other accounts. However, we can offer no assurance that investment opportunities will be allocated to us fairly or equitably in the short-term or over time.

In situations where co-investment with other clients of our Adviser or its affiliates is not permitted under the 1940 Act and related rules, existing or future staff guidance, or the terms and conditions of the Current Exemptive Order, our Adviser will need to decide which client or clients will proceed with the investment. Under our Adviser’s allocation policy, such determinations will be made based on the principle that investment opportunities shall be offered to eligible clients on an alternating basis that will be fair and equitable over time. As a result, we will not have an entitlement to make a co-investment in these circumstances and, to the extent that another client elects to proceed with the investment, we will not be permitted to participate. Moreover, except in certain circumstances, we will be unable to invest in any issuer in which a client of our Adviser or its affiliate holds a controlling interest. These restrictions may limit the scope of investment opportunities that would otherwise be available to us.

We may make investments that could give rise to a conflict of interest.

We do not expect to invest in, or hold securities of, companies that are controlled by our Adviser’s affiliates’ clients. However, our Adviser’s affiliates’ clients may invest in, and gain control over, one of our portfolio companies. If our Adviser’s affiliates’ client, or clients, gains control over one of our portfolio companies, it may create conflicts of interest and may subject us to certain restrictions under the 1940 Act. As a result of these conflicts and restrictions, our Adviser may be unable to implement our investment strategy as effectively as they could have in the absence of such conflicts or restrictions. For example, as a result of a conflict or restriction, our Adviser may be unable to engage in certain transactions that they would otherwise pursue. In order to avoid these conflicts and restrictions, our Adviser may choose to exit these investments prematurely and, as a result, we would forego any positive returns associated with such investments. In addition, to the extent that another client holds a different class of securities than us as a result of such transactions, our interests may not be aligned.

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

Our Adviser’s asset management platform has had a reduction of its assets under management, which could have a material adverse effect on our business, financial condition, or results of operations.

Effective December 31, 2020, a publicly traded BDC that was managed by an affiliate of our Adviser internalized its management function. For the year ended December 31, 2020, the investment advisory relationship with this publicly traded BDC represented approximately 17% of the assets under management of Medley’s asset management platform. As a result, we will no longer have the benefit of our Adviser’s ability to leverage its affiliation with another BDC, which could impact the availability of investment opportunities to the Company, the ability of our Adviser to generate deal flow for the Company, and the opportunities to enter into co-investment transactions with such publicly traded BDC. The foregoing could have a material adverse effect on our business, financial condition, or results of operations.

The Adviser is a wholly owned subsidiary of Medley LLC. Medley LLC has filed a voluntary petition for relief under Chapter 11 of the Bankruptcy Code in the Bankruptcy Court for the District of Delaware, which could negatively impact the Company’s business, financial condition, or results of operations.

On March 7, 2021, Medley LLC commenced a voluntary case (the “Chapter 11 Case”) under chapter 11 of title 11 of the United States Code in the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”). During the pendency of the Chapter 11 Case, Medley LLC’s management may be required to spend a significant amount of time and effort dealing with restructuring matters rather than focusing on our business operations. The Medley LLC Chapter 11 Case may also make it more difficult to retain management and the key personnel necessary to the success of our business and, in turn, the ability of the Adviser to manage and support the Company’s investment process. As a result of the foregoing, if the Adviser is unable to manage our investments effectively, we may be unable to achieve our investment objective. The uncertainties associated with the Medley LLC Chapter 11 Case and the related risks to the Company’s business could negatively impact the Company’s business, financial condition, or results of operations.

The Adviser is an indirect wholly owned subsidiary of MDLY. MDLY is subject to a formal order of private investigation by the SEC’s Division of Enforcement, an adverse outcome of which could have a material adverse effect on our business, financial condition, or results of operations.

On September 17, 2019 the staff of the SEC’s Division of Enforcement (the “Staff”) informed MDLY and the Company that it was conducting an informal inquiry and requested the production and preservation of certain documents and records. MDLY and the Company fully cooperated with the Staff’s informal inquiry and began voluntarily providing the Staff with documents in response to their informal inquiry.

By letter dated December 18, 2019, the Staff advised MDLY that a formal order of private investigation (the “Order”) had been issued and that the informal inquiry was now a formal investigation. The Order indicated that the investigation relates to Section 17(a) of the Securities Act, Section 10(b) of the Exchange Act and Rule 10b-5 thereunder, and Sections 206(1), 206(2), and 206(4) of the Advisers Act, Rule 206(4)-8, Sections 13(a) and 14(a) of the Exchange Act and Rules 12b-20, 13a-1, 13a-11, 13a-13, and 14a-9 thereunder. MDLY and the Company continues to cooperate fully with the investigation.

MDLY and the Company cannot predict the outcome of, or the timeframe for, the conclusion of this investigation. An adverse outcome could have a material adverse effect on the Company’s business, financial condition, or results of operations.

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

We and our portfolio companies will be subject to regulation at the local, state, and federal level. Changes to the laws and regulations governing our permitted investments may require a change to our investment strategy. Such changes could differ materially from our strategies and plans as set forth in this Annual Report on Form 10-K and may shift our investment focus from the areas of expertise of our Adviser. Thus, any such changes, if they occur, could have a material adverse effect on our results of operations and the value of your investment.

Regulations governing our operation as a BDC and RIC will affect our ability to raise capital and the way in which we raise additional capital or borrow for investment purposes, which may have a negative effect on our growth. As a BDC, the necessity of raising additional capital may expose us to risks, including the typical risks associated with leverage.

As a result of the annual distribution requirement to qualify for RIC tax treatment, we may need to access the capital markets periodically to raise cash to fund new investments. We may issue “senior securities”, including borrowing money from banks or other financial institutions only in amounts such that our asset coverage, as defined in the 1940 Act, equals at least 200% after such incurrence or issuance. If we issue senior securities, we will be exposed to typical risks associated with leverage, including an increased risk of loss. Our ability to issue different types of securities is also limited. Compliance with these requirements may unfavorably limit our investment opportunities and reduce our ability in comparison to other companies to profit from favorable spreads between the rates at which we can borrow and the rates at which we can lend.

We may borrow for investment purposes. If the value of our assets declines, we may be unable to satisfy the asset coverage requirement applicable to us as a BDC, which would prohibit us from paying distributions and could prevent us from qualifying for RIC tax treatment, which would generally result in a corporate-level U.S. federal income tax on any income and net gains. If we cannot satisfy the asset coverage requirement applicable to us as a BDC, we may be required to sell a portion of our investments and, depending on the nature of our debt financing, repay a portion of our indebtedness at a time when such sales may be disadvantageous. Also, any amounts that we use to service our indebtedness would not be available for distributions to our common stockholders.

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

Legislation that became effective in 2018 may allow us to incur additional leverage.

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

Changes to U.S. tariff and import/export regulations may have a negative effect on our portfolio companies and, in turn, harm us.

There has been on-going discussion and commentary regarding potential significant changes that have been and could be made to U.S. trade policies, treaties and tariffs. The new U.S. presidential administration, and U.S. Congress is in the process of reversing changes made by the prior U.S. presidential administration and there is uncertainty about the future relationship between the United States and other countries with respect to the trade policies, treaties and tariffs. These developments, or the perception that any of them could occur, may have a material adverse effect on global economic conditions and the stability of global financial markets, and may significantly reduce global trade and, in particular, trade between the impacted nations and the United States. Any of these factors could depress economic activity and restrict our portfolio companies’ access to suppliers or customers and have a material adverse effect on their business, financial condition and results of operations, which in turn would negatively impact us.

Risks Relating to our Investments

Our investments in prospective portfolio companies may be risky, and we could lose all or part of our investment.

We pursue a strategy focused on investing primarily in the debt of privately owned U.S. companies with a focus on transactions sourced through the network of SIC Advisors.

●

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

●

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

●

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

●

OID instruments may create heightened credit risks because the inducement to trade higher rates for the deferral of cash payments typically represents, to some extent, speculation on the part of the borrower.

●

For accounting purposes, cash distributions to stockholders representing OID income do not come from paid-in capital. Thus, although a distribution of OID income comes from the cash invested by the stockholders, the 1940 Act does not require that stockholders be given notice of this fact.

●	OID creates risk of non-refundable cash incentive fee payments to the Adviser based on non-cash accruals that may never be realized.
●

Interest rates payable on OID instruments, including payment-in-kind loans, or PIK loans, are higher because the deferred interest payments are discounted to reflect the time-value of money and because PIK instruments generally represent a significantly higher credit risk than coupon loans.

●	OID and PIK instruments may have unreliable valuations because the accruals require judgments about collectability of the deferred payments and the value of the associated collateral.
●

An election to defer PIK interest payments by adding them to the principal of such instruments increases the Company’s gross assets, which increases future base management fees, and, because interest payments will then be payable on a larger principal amount, the election also increases the Adviser’s future incentive fees at a compounding rate.

●

Market prices of PIK instruments and other zero coupon instruments are affected to a greater extent by interest rate changes, and may be more volatile than instruments that pay interest periodically in cash. While PIK instruments are usually less volatile than zero coupon debt instruments, PIK instruments are generally more volatile than cash-pay securities.

●	The deferral of PIK interest on a loan increases its loan-to-value ratio, which is a measure of the riskiness of a loan.
●	Even if the conditions for income accrual under GAAP are satisfied, a borrower could still default when actual payment is due upon the maturity of such loan.
●

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

Many of our portfolio companies may be susceptible to economic slowdowns or recessions and may be unable to repay our debt investments during these periods. The recent global outbreak of COVID-19 has disrupted economic markets, and the prolonged economic impact is uncertain. Many manufacturers of goods in China and other countries in Asia have seen a downturn in production due to the suspension of business and temporary closure of factories in an attempt to curb the spread of the illness. As the impact of COVID-19 spreads to other parts of the world, similar impacts may occur with respect to affected countries. In the past, instability in the global capital markets resulted in disruptions in liquidity in the debt capital markets, significant write-offs in the financial services sector, the re-pricing of credit risk in the broadly syndicated credit market and the failure of major domestic and international financial institutions. In particular, in past periods of instability, the financial services sector was negatively impacted by significant write-offs as the value of the assets held by financial firms declined, impairing their capital positions and abilities to lend and invest. In addition, continued uncertainty surrounding the negotiation of trade deals between Britain and the European Union following the United Kingdom’s exit from the European Union and uncertainty between the United States and other countries, including China, with respect to trade policies, treaties, and tariffs, among other factors, have caused disruption in the global markets. There can be no assurance that market conditions will not worsen in the future.

In an economic downturn, we may have non-performing assets or non-performing assets may increase, and the value of our portfolio is likely to decrease during these periods. Adverse economic conditions may also decrease the value of any collateral securing our senior secured or second lien secured debt. A severe recession may further decrease the value of such collateral and result in losses of value in our portfolio and a decrease in our revenues, net income, assets and net worth. Unfavorable economic conditions also could increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us on terms we deem acceptable. These events could prevent us from increasing investments and harm our operating results.

The occurrence of recessionary conditions and/or negative developments in the domestic and international credit markets may significantly affect the markets in which we do business, the value of our investments, and our ongoing operations, costs and profitability. Any such unfavorable economic conditions, including rising interest rates, may also increase our funding costs, limit our access to capital markets or negatively impact our ability to obtain financing, particularly from the debt markets. In addition, any future financial market uncertainty could lead to financial market disruptions and could further impact our ability to obtain financing. These events could limit our investment originations, limit our ability to grow and negatively impact our operating results and financial condition.

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

We intend to invest primarily in privately held companies. Investments in private companies pose certain incremental risks as compared to investments in public companies including that they:

●	have reduced access to the capital markets, resulting in diminished capital resources and ability to withstand financial distress;
●

may have limited financial resources and may be unable to meet their obligations under their debt securities that we hold, which may be accompanied by a deterioration in the value of any collateral and a reduction in the likelihood of us realizing any guarantees we may have obtained in connection with our investment;

●

may have shorter operating histories, narrower product lines and smaller market shares than larger businesses, which tend to render them more vulnerable to competitors’ actions and changing market conditions, as well as general economic downturns;

●

are more likely to depend on the management talents and efforts of a small group of persons; therefore, the death, disability, resignation or termination of one or more of these persons could have a material adverse impact on our portfolio company and, in turn, on us; and

●

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

Risks Relating to Debt Financing

At December 31, 2020, we had $145.0 million of outstanding indebtedness under the Alpine Credit Facility.

Illustration. The following table illustrates the effect of leverage on returns from an investment in our common stock assuming various annual returns, net of expenses. The calculations in the table below are hypothetical and actual returns may be higher or lower than those appearing below. The calculation assumes (i) $677.7 million in total assets, (ii) a weighted average cost of funds of 4.4%, (iii) $145.0 million in debt outstanding and (iv) $525.7 million in stockholders’ equity. In order to compute the “Corresponding return to stockholders,” the “Assumed Return on Our Portfolio (net of expenses)” is multiplied by the assumed total assets to obtain an assumed return to us. From this amount, the interest expense is calculated by multiplying the assumed weighted average cost of funds times the assumed debt outstanding, and the product is subtracted from the assumed return to us in order to determine the return available to stockholders. The return available to stockholders is then divided by our stockholders’ equity to determine the “Corresponding return to stockholders.” Actual interest payments may be different.

Assumed Return on Our Portfolio (net of expenses)	(10)%	(5)%	0%	5%	10%
Corresponding return to stockholders (1)	-14.1%	-7.7%	-1.2%	5.2%	11.7%

(1)	In order for us to cover our annual interest payments on indebtedness, we must achieve annual returns on our December 31, 2020 total assets of at least 1.2%.

Because we use borrowed funds to make investments or fund our business operations, we are exposed to risks typically associated with leverage which increase the risk of investing in us.

We intend to borrow funds through draws from our existing revolving credit facility with Alpine Funding LLC (the “Alpine Credit Facility”), our wholly owned, special purpose financing subsidiary (“Alpine”), to leverage our capital structure, which is generally considered a speculative investment technique. As a result:

●

our common stock may be exposed to an increased risk of loss because a decrease in the value of our investments may have a greater negative impact on the value of our common stock than if we did not use leverage;

●

if we do not appropriately match the assets and liabilities of our business, adverse changes in interest rates could reduce or eliminate the incremental income we make with the proceeds of any leverage;

●

our ability to pay dividends on our common stock may be restricted if our asset coverage ratio, as provided in the 1940 Act, is not at least 200% (or 150% if, pursuant to the 1940 Act, certain requirements are met) and any amounts used to service indebtedness or preferred stock would not be available for such dividends;

●	the Alpine Credit Facility is subject to periodic renewal by our lenders, whose continued participation cannot be guaranteed;

●	the Alpine Credit Facility contains covenants restricting our operating flexibility; and

●	we, and indirectly our stockholders, bear the cost of issuing and paying interest or dividends on such securities.

Covenants in the Alpine Credit Facility may restrict our financial and operating flexibility.

We maintain the Alpine Credit Facility. The Alpine Credit Facility are secured by substantially all of our assets, subject to certain exclusions. Availability of loans under the Alpine Credit Facility are linked to the valuation of the collateral pursuant to a borrowing base mechanism. Borrowings under the Alpine Credit Facility are subject to, among other things, a minimum borrowing/collateral base. Substantially all of our assets are pledged as collateral under the Alpine Credit Facility. The Alpine Credit Facility require us to, among other things (i) make representations and warranties regarding the collateral as well as our business and operations, (ii) agree to certain indemnification obligations, and (iii) agree to comply with various affirmative and negative covenants. The documents for each of the Alpine Credit Facility also include default provisions such as the failure to make timely payments under the Alpine Credit Facility, as the case may be, the occurrence of a change in control, and our failure to materially perform under the operative agreements governing the Alpine Credit Facility, which, if not complied with, could accelerate repayment under the Alpine Credit Facility, thereby materially and adversely affecting our liquidity, financial condition and results of operations.

As a result of such covenants and restrictions in the Alpine Credit Facility, we will be limited in how we conduct our business and we may be unable to raise additional debt or equity financing to take advantage of new business opportunities. In addition, our ability to satisfy the financial requirements required by the Alpine Credit Facility can be affected by events beyond our control and we cannot assure you that we will meet these requirements. We cannot assure you that we will be able to maintain compliance with these covenants in the future and, if we fail to do so, we may be in default under the Alpine Credit Facility, and we may be prohibited from undertaking actions that are necessary or desirable to maintain and expand our business.

Default under the Alpine Credit Facility could allow the lender(s) to declare all amounts outstanding to be immediately due and payable. If the lender(s) declare amounts outstanding under the Alpine Credit Facility to be due, the lender(s) could proceed against the assets pledged to secure the debt under the Alpine Credit Facility. Any event of default, therefore, could have a material adverse effect on our business if the lender(s) determine to exercise their rights.

If we are unable to extend the reinvestment period or refinance the Alpine Credit Facility and/or the JV Facility, Alpine and/or Sierra JV may be required to repay or refinance their respective indebtedness at a time or in a manner that could have a material adverse effect on our business, financial condition, or results of operations.

The reinvestment period of the Alpine Credit Facility and the senior secured revolving credit facility agreement, as amended, between Sierra JV and Deutsche Bank, AG, New York Branch (the “JV Facility”) ends on May 18, 2021 and April 30, 2021, respectively. If Alpine, the Company’s wholly owned financing subsidiary, is not able to extend the reinvestment period or refinance its existing indebtedness under the Alpine Credit Facility with another lender, the Alpine Credit Facility would enter its amortization period and be payable at maturity on May 29, 2022, and the reinvestment period of the JV Facility would change from April 30, 2021 to April 18, 2021, 30 days before the end of the reinvestment period under the Alpine Credit Facility under the terms of the JV Facility, and the maturity date of the JV Facility would change from April 30, 2024 to April 18, 2024. If Sierra JV is not able to extend the reinvestment period or refinance its existing indebtedness under the JV Facility, then the  JV Facility will enter its amortization period and be payable at maturity on April 30, 2024. In such event, we may be forced to sell a portion of our investments or the investments of Sierra JV, as applicable, to meet such obligations, which may be sold at a time we would not consider advantageous. The uncertainties associated with the Medley LLC Chapter 11 Case and the related risks, including the risk that Medley LLC operates under the Bankruptcy Court’s protection for a longer period of time or for a longer period of time than expected, may impact the ability of Alpine and Sierra JV to extend the reinvestment period or refinance its existing indebtedness. See “The Adviser is a wholly owned subsidiary of Medley LLC. Medley LLC has filed a voluntary petition for relief under Chapter 11 of the Bankruptcy Code in the Bankruptcy Court for the District of Delaware, which could negatively impact the Company’s business, financial condition, or results of operations.” As a result of the foregoing, our ability to finance investments could be impacted, which could have a material adverse effect on our business, financial condition, or results of operations.

Because we use debt to finance our investments, changes in interest rates will affect our cost of capital and net investment income.

Because we borrow money to make investments, our net investment income will depend, in part, upon the difference between the rate at which we borrow funds and the rate at which we invest those funds. As a result, we can offer no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income in the event we use our existing debt to finance our investments. In periods of rising interest rates, our cost of funds will increase to the extent we access the Alpine Credit Facility, since the interest rate on the Alpine Credit Facility is floating, which could reduce our net investment income to the extent any debt investments have fixed interest rates. We expect that our long-term fixed-rate investments will be financed primarily with issuances of equity and long-term debt securities. We may use interest rate risk management techniques in an effort to limit our exposure to interest rate fluctuations. Such techniques may include various interest rate hedging activities to the extent permitted by the 1940 Act.

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

We use leverage to finance our investments. The amount of leverage that we employ depends on our Adviser and our board of directors’ assessment of market and other factors at the time of the relevant borrowing. There can be no assurance that leveraged financing will in the future be available to us on favorable terms or at all. However, to the extent of our use of leverage to finance our assets, our financing costs will reduce cash available for distributions to stockholders. Moreover, we may not be able to meet our financing obligations and, to the extent that we cannot, we risk the loss of some or all of our assets to liquidation or sale to satisfy the obligations. In such an event, we may be forced to sell assets at significantly depressed prices due to market conditions or otherwise, which may result in losses.

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

Holders of any preferred stock we might issue, voting separately as a single class, might have the right to elect two members of the board of directors at all times and in the event dividends become two full years in arrears, would have the right to elect a majority of our directors until such arrearage is completely eliminated. In addition, preferred stockholders would have class voting rights on certain matters, including changes in fundamental investment restrictions and conversion to open-end status, and accordingly would be able to veto any such changes. Restrictions imposed on the declarations and payment of dividends or other distributions to the holders of our common stock and preferred stock, both by the 1940 Act and by requirements imposed by rating agencies or the terms of the Alpine Credit Facility, might impair our ability to maintain our qualification for RIC tax treatment for U.S. federal income tax purposes. While we would intend to redeem our preferred stock to the extent necessary to enable us to distribute our income as required to maintain our qualification as a RIC, there can be no assurance that such actions could be effected in time to meet the tax requirements.

Certain provisions of the Maryland General Corporation Law could deter takeover attempts.

The Maryland General Corporate Law (the “MGCL”) and our articles of incorporation and bylaws contain certain provisions that may have the effect of discouraging, delaying or making difficult a change in control or removal of the Adviser or the removal of its incumbent directors.

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

The NAV and liquidity, if any, of the market for shares of our common stock may be significantly affected by numerous factors, some of which are beyond our control and may not be directly related to our operating performance. These factors include:

●	significant volatility in the market price and trading volume of securities of BDCs or other companies in our sector, which are not necessarily related to the operating performance of the companies;
●	changes in regulatory policies or tax guidelines, particularly with respect to RICs or BDCs;
●	loss of RIC tax treatment or BDC status;
●	changes in earnings or variations in operating results;
●	changes in the value of our portfolio of investments;
●	changes in accounting guidelines governing valuation of our investments;
●	any shortfall in revenue or net income or any increase in losses from levels expected by investors;
●	departure of SIC Advisors or certain of its respective key personnel;
●	operating performance of companies comparable to us;
●	general economic trends and other external factors;
●	loss of a major funding source; and
●	the length and duration of the COVID-19 outbreak in the U.S. as well as worldwide and the magnitude of the economic impact of that outbreak.

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

Item 3. Legal Proceedings

On August 4, 2020, the court approved a stipulation of dismissal of a purported class action (the “Anderson Action”) pending in the Supreme Court of the State of New York, County of New York, captioned Roger Anderson et al. v. Stephen R. Byers et al., Index No. 652006/2019. Named as defendants were Stephen R. Byers, Oliver T. Kane, Valerie Lancaster-Beal, Brook Taube, Seth Taube, the Company, and Sierra Management, Inc. (collectively, the “Defendants”). The complaint alleged that the Defendants breached their fiduciary duties to stockholders of the Company in connection with the proposed mergers of MCC with and into the Company and of MDLY with and into Sierra Management, Inc., a wholly owned subsidiary of the Company. Compensatory damages in unspecified amounts were sought. The defendants vigorously denied any wrongdoing or liability with respect to the facts and claims which were asserted, or which could have been asserted, in the Anderson Action. Pursuant to the terms of the stipulation of dismissal, on August 14, 2020, the plaintiffs’ attorneys filed a motion seeking an award of attorneys’ fees and expenses in the amount of $1 million (the “Fee Motion”). Defendants opposed the Fee Motion in a brief filed on September 11, 2020, and the plaintiffs filed a reply brief in further support of the Fee Motion on October 1, 2020. The Court heard oral argument on the Fee Motion on January 27, 2021, and stated at the conclusion of the hearing that the motion would be denied.  The Court filed a written order denying the Fee Motion on February 8, 2021.

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

On July 2, 2018, the Company’s board of directors determined to terminate the Company’s offering effective as of July 31, 2018. Prior to such date, the Company conducted a continuous public offering of its shares of common stock beginning on April 16, 2012. The Company sold a total of 102,630,605 shares of common stock, which includes shares issued as part of the distribution reinvestment plan (see Note 13), for total proceeds of $1.0 billion, which includes the shares sold to SIC Advisors.

As of March 19, 2021, we had 20,042 record holders of our common stock.

Set forth below is a chart describing the classes of our securities outstanding as of March 19, 2021:

Title of Class	Amount Authorized	Amount Held by Us or for Our Account	Amount Outstanding
Common Stock	250,000,000	—	102,771,530

Distributions

Our dividends, if any, are determined by the board of directors. We have elected to be treated as a RIC under Subchapter M of the Code. To maintain RIC tax treatment, we must, among others things, distribute at least 90% of our net ordinary income and net short-term capital gains in excess of net long-term capital losses, if any, to our stockholders. In order to avoid certain excise taxes imposed on RICs, we currently intend to distribute during each calendar year an amount at least equal to the sum of: (i) 98% of our ordinary income for the calendar year, (ii) 98.2% of our capital gains in excess of capital losses for the one-year period generally ending on October 31 of the calendar year (unless an election is made by us to use our taxable year) and (iii) any ordinary income and net capital gains that we recognized for preceding years, but were not distributed during such years, and on which we paid no U.S. federal income tax.

From time to time, but not less than quarterly, we will review our accounts to determine whether distributions to our stockholders are appropriate. We may in the future fund our cash distributions to stockholders from any sources of funds available to us, including borrowings. We have not established limits on the amount of funds we may use from available sources to make distributions.

The following table reflects, for U.S. federal income tax purposes, the sources of the cash distributions that we have paid on our common stock during the years ended December 31, 2020, 2019 and 2018:

	2020		2019		2018
Source of Distribution	Distribution Amount	Percentage	Distribution Amount	Percentage	Distribution Amount	Percentage
Ordinary income	$—	—%	$38,237,797	59.6%	$62,256,547	100.0%
Tax Return of Capital	$13,838,034	100.0%	$25,924,607	40.4%	$—	—%
Distributions on a tax basis:	$13,838,034	100.0%	$64,162,404	100.0%	$62,256,547	100.0%

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

During the year ended December 31, 2020, the Company repurchased 647,252 shares, respectively, of certain shareholders due to death or disability. The following table provides information concerning our repurchases of shares of our common stock from our stockholders who have requested repurchases in connection with such stockholder’s death or disability during the fiscal year ended December 31, 2020:

Period	Total Number of Shares Purchased	Average Price Per Share Paid	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
March 1, 2020 - March 31, 2020	124,861	$5.78	—	—
June 1, 2020 - June 30, 2020	34,086	4.51	—	—
September 1, 2020 - September 30, 2020	324,136	4.60	—	—
December 1, 2020 - December 31, 2020	164,169	4.91	—	—
Total	647,252	$4.90	—	—

Item 6. Selected Financial Data

The following consolidated selected financial data should be read in conjunction with Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and Part II, Item 8, Consolidated Financial Statements and Supplementary Data, of this Annual Report on Form 10-K. The following consolidated selected financial and other data for the years ended December 31, 2020, 2019, 2018, 2017, and 2016 is derived from the audited consolidated financial statements for such years, included in Part II, Item 8, Consolidated Financial Statements and Supplementary Data, of this Annual Report on Form 10-K.

	As of and for the years ended December 31,
	2020	2019	2018	2017	2016
Statement of Operations data:
Total investment income	$47,893,107	$80,097,606	$97,172,641	$107,175,537	$99,780,496
Base management fees	12,185,544	17,018,479	19,011,460	21,233,065	19,928,802
Incentive fee	—	176,061	—	4,700,177	9,281,479
All other expenses - Net of expense reimbursement	38,180,644	30,821,164	31,432,395	28,738,825	10,605,743
Net investment income	(2,473,081)	32,081,902	46,728,786	52,503,470	59,964,472
Unrealized appreciation/(depreciation) on total investments	23,240,858	(33,939,196)	(17,544,964)	(13,935,972)	22,484,721
Net realized gain/(loss) on total investments	(73,884,623)	(27,723,609)	(57,661,458)	(26,062,342)	(13,120,398)
Net increase/(decrease) in net assets resulting from operations	(53,116,846)	(29,580,903)	(28,477,636)	12,505,156	69,328,795
Per share data:(1)
Net asset value per common share at year end	$5.12	$5.78	$6.72	$7.66	$8.17
Net investment income/(loss)	(0.02)	0.32	0.48	0.55	0.66
Net realized gains/(losses) on total investments	(0.72)	(0.28)	(0.59)	(0.27)	(0.15)
Net unrealized appreciation/(depreciation) on total investments	0.23	(0.34)	(0.18)	(0.14)	0.25
Net increase/decrease in net assets resulting from operations	(0.52)	(0.30)	(0.29)	0.14	0.76
Distributions declared (2)	0.14	0.64	0.64	0.64	0.76
Issuance of common stock (3)	—	—	(0.01)	(0.01)	0.01
Balance Sheet data at year end:
Total investment portfolio at fair value	$603,986,480	$675,623,930	$923,480,762	$1,064,109,090	$983,144,322
Cash collateral on total return swap	—	—	27,000,000	48,000,000	79,620,942
Total investments	603,986,480	675,623,930	950,480,762	1,112,109,090	1,062,765,264
Cash and cash equivalents	65,301,216	225,316,656	59,481,495	64,909,759	99,400,794
Other assets	8,420,346	24,942,469	19,669,393	(147,387,199)	21,565,190
Total assets	677,708,042	925,883,055	1,029,631,650	1,029,631,650	1,183,731,248
Total liabilities	151,967,103	334,820,334	367,551,451	447,966,265	410,618,161
Total net assets	525,740,939	591,062,721	662,080,199	581,665,385	773,113,087
Other data (unaudited):
Weighted average yield on total investments (4)	9.5%	10.9%	10.8%	9.9%	10.4%
Number of companies in investment portfolio at year end	83	84	95	115	99

(1)

The per share data was derived by using the weighted average shares outstanding during the years ended December 31, 2020, 2019, 2018, 2017, and 2016, which were 102,744,642 100,582,788, 97,404,685, 96,248,024 and 90,424,090, respectively.

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with our financial statements and related notes and other financial information appearing elsewhere in this annual report on Form 10-K. Except as otherwise specified, references to “we,” “us,” “our,” or the “Company,” refers to Sierra Income Corporation. “SIC Advisors” or “Adviser” refers to SIC Advisors LLC, our investment adviser. SIC Advisors is a wholly owned subsidiary of Medley LLC, which is controlled by Medley Management Inc., a publicly traded asset management firm ("MDLY"), which in turn is controlled by Medley Group LLC, an entity wholly-owned by the senior professionals of Medley LLC. “Medley” refers, collectively, to the activities and operations of Medley Capital LLC, Medley LLC, MDLY, Medley Group LLC, SIC Advisors, associated investment funds and their respective affiliates.

Some of the statements in this annual report on Form 10-K constitute forward-looking statements, which relate to future events or our performance or financial condition. The forward-looking statements contained in this annual report on Form 10-K involve risks and uncertainties, including, but not limited to, statements as to:

●	our future operating results;
●	our business prospects and the prospects of our portfolio companies;
●	changes in laws and regulations, changes in political, economic or industry conditions, and changes in the interest rate environment or other conditions affecting the financial and capital markets, including with respect to changes resulting from or in response to, or potentially even the absence of changes as a result of, the impact of the COVID-19 pandemic;
●	risks associated with possible disruptions in our operations or the economy generally including the current economic downturn as a result of the impact of the COVID-19 pandemic;
●

the risk that, if the current period of capital markets disruption and instability continues for an extended period of time, that our stockholders may not receive distributions, if any, or at historical levels and that a portion of our distribution in the future may be a return of capital;

●	the effect of investments that we expect to make;
●	our contractual arrangements and relationships with third parties;
●	actual and potential conflicts of interest with SIC Advisors and its affiliates;
●	the dependence of our future success on the general economy and its effect on the industries in which we invest;
●	the ability of our portfolio companies to achieve their objectives;
●	the use of borrowed money to finance a portion of our investments;
●	the adequacy of our financing sources and working capital;
●	the timing of cash flows, if any, from the operations of our portfolio companies;
●	the ability of SIC Advisors to locate suitable investments for us and to monitor and administer our investments;
●	the ability of SIC Advisors and its affiliates to attract and retain highly talented professionals;
●	our ability to maintain our qualification as a RIC and as a BDC;
●

uncertainties associated with the impact from the COVID-19 pandemic, including: its impact on the global and U.S. capital markets, and the global and U.S. economy; the length and duration of the COVID-19 outbreak in the United States as well as worldwide and the magnitude of the economic impact of that outbreak; the effect of the COVID-19 pandemic on our business prospects and the operational and financial performance of our portfolio companies, including our and their ability to achieve their respective objectives; the effect of the disruptions caused by the COVID-19 pandemic on our ability to continue to effectively manage our business and our use of borrowed money to finance a portion of our investments; and

●

the impact of the termination of the Amended MCC Merger Agreement (as defined below) and the Amended MDLY Merger Agreement (as defined below) on our business,  financial results, and ability to pay dividends and distributions, if any, to our stockholders.

Such forward-looking statements may include statements preceded by, followed by or that otherwise include the words “trend,” “opportunity,” “pipeline,” “believe,” “comfortable,” “expect,” “anticipate,” “current,” “intention,” “estimate,” “position,” “assume,” “potential,” “outlook,” “continue,” “remain,” “maintain,” “sustain,” “seek,” “achieve,” and similar expressions, or future or conditional verbs such as “will,” “would,” “should,” “could,” “may,” or similar expressions. The forward-looking statements contained in this annual report involve risks and uncertainties. Our actual results could differ materially from those implied or expressed in the forward-looking statements for any reason, including due to the factors set forth in “Risk Factors”  and elsewhere in this annual report on Form 10-K.

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

COVID-19 Developments

On March 11, 2020, the World Health Organization declared the novel coronavirus (“COVID-19”) as a pandemic, and, on March 13, 2020, the United States declared a national emergency with respect to COVID-19. The outbreak of COVID-19 has severely impacted global economic activity and caused significant volatility and negative pressure in financial markets. The global impact of the COVID-19 outbreak has been rapidly evolving and has led to, and for an unknown period of time will continue to lead to, disruptions in local, regional, national and global markets and economies affected thereby, including the United States.  The COVID-19 pandemic and restrictive measures taken to contain or mitigate its spread have caused, and are continuing to cause, business shutdowns, or the re-introduction of business shutdowns, cancellations of events and restrictions on travel, significant reductions in demand for certain goods and services, reductions in business activity and financial transactions, supply chain interruptions and overall economic and financial market instability both globally and in the United States. In addition, although the U.S.  Food and Drug Administration authorized vaccines for emergency use starting in December 2020, it remains unclear how quickly the vaccines will be distributed nationwide and globally or when “herd immunity” will be achieved and the restrictions that were imposed to slow the spread of the virus will be lifted entirely. The delay in distributing the vaccines could lead people to continue to self-isolate and not participate in the economy at pre-pandemic levels for a prolonged period of time. Even after the COVID-19 pandemic subsides, the U.S. economy and most other major global economies may continue to experience a recession, and we anticipate our business and operations could be materially adversely affected by a prolonged recession in the United States and other major markets.

We have been closely monitoring, and will continue to monitor, the COVID-19 pandemic and its impact on all aspects of our business, including how it has, an impact our portfolio companies, employees, due diligence and underwriting processes, and financial markets. In addition, as a result of the adverse effects of the COVID-19 pandemic and the related disruption and financial distress, certain portfolio companies may seek to modify their loans from us, which could reduce the amount or extend the time for payment of principal, reduce the rate or extend the time of payment of interest, and/or increase the amount of PIK interest we receive with respect to such investment, among other things. The effects of the COVID-19 pandemic have also impeded, and may continue to impede, the ability of certain of our portfolio companies to raise additional capital and/or pursue asset sales or otherwise execute strategic transactions, which could have a material adverse effect on the valuation of our investments in such companies. Portfolio companies operating in certain industries may be more susceptible to these risks than other portfolio companies in other industries in light of the effects of the COVID-19 pandemic. Given the rapid development and fluidity of this situation, we cannot estimate the long-term impact of COVID-19 on our business, future results of operations, financial position or cash flows at this time. Further, the operational and financial performance of the portfolio companies in which we make investments may be significantly impacted by COVID-19, which may in turn impact the valuation of our investments. We believe our portfolio companies have taken, and continue to take, immediate actions to effectively and efficiently respond to the challenges posed by COVID-19 and related orders imposed by state and local governments, including developing liquidity plans supported by internal cash reserves, shareholder support, and, as appropriate, accessing their ability to participate in the government Paycheck Protection Program, including the second draw Paycheck Protection Program loans. The extent to which our operations may be impacted by the COVID-19 pandemic will depend largely on future developments, which are highly uncertain and cannot be accurately predicted, including guidance from U.S. and international authorities, including federal, state and local public health authorities. Furthermore, the impacts of a potential worsening of global economic conditions and the continued disruptions to and volatility in the financial markets remain unknown. COVID-19 presents material uncertainty and risks with respect to the underlying value of the Company’s portfolio companies, the Company’s business, financial condition, results of operations and cash flows, such as the potential negative impact to financing arrangements, increased costs of operations, changes in law and/or regulation, and uncertainty regarding government and regulatory policy.

We have evaluated subsequent events from December 31, 2020 through the filing date of this annual report on Form 10-K.  However, as the discussion in this Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations relates to the Company’s financial statements for the year end December 31, 2020, the analysis contained herein may not fully account for impacts relating to the COVID-19 pandemic.  In that regard, for example, as of December 31, 2020, the Company valued its portfolio investments in conformity with U.S. GAAP based on the facts and circumstances known by the Company at that time, or reasonably expected to be known at that time. Due to the overall volatility that the COVID-19 pandemic has caused during the months that followed our December 31, 2020 valuation, any valuations conducted now or in the future in conformity with U.S. GAAP could result in a lower fair value of our portfolio. The impact to our results going forward will depend to a large extent on future developments and new information that may emerge regarding the duration of COVID-19 and the actions taken by authorities and other entities to contain the coronavirus or treat its impact, all of which are beyond our control. Accordingly, the Company cannot predict the extent to which its financial condition and results of operations will be affected at this time.

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

Portfolio and Investment Activity

The following table shows the amortized cost and the fair value of our investment portfolio as of December 31, 2020:

	Amortized Cost	Percentage	Fair Value	Percentage
Senior secured first lien term loans	$369,385,810	52.7%	$315,490,601	52.3%
Senior secured second lien term loans	103,081,287	14.7%	93,794,917	15.5%
Senior secured first lien notes	8,473,750	1.2%	8,548,755	1.4%
Subordinated notes	65,561,840	9.4%	50,039,500	8.3%
Sierra Senior Loan Strategy JV I LLC	110,050,000	15.7%	81,788,964	13.5%
Equity/warrants	44,451,252	6.3%	54,323,743	9.0%
Total	$701,003,939	100.0%	$603,986,480	100.0%

As of December 31, 2020, our investment portfolio consisted of investments in 83 portfolio companies with a fair value of $604.0 million.

As of December 31, 2020, our income-bearing investment portfolio, which represented 87.2% of our total portfolio, had a weighted average yield based upon the cost of our portfolio investments of approximately 8.0%, and 3.50% of our income-bearing portfolio bore interest based on fixed rates, and 96.50% of our income-bearing portfolio bore interest at floating rates, such as LIBOR.

For the year ended December 31, 2020, we invested $79.0 million of principal in directly originated transactions across 15 portfolio companies and $54.2 million of principal in syndicated transactions across 15 portfolio companies. As of December 31, 2020, the investment portfolio was comprised of $541.1 million of principal in directly originated transactions across 67 portfolio companies and $62.9 million of principal in syndicated transactions across 16 portfolio companies.

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

The following table shows weighted average current yield to maturity based on fair value as of December 31, 2020 and 2019:

	December 31, 2020		December 31, 2019
	Percentage of Total Investments	Weighted Average Current Yield for Total Investments	Percentage of Total Investments	Weighted Average Current Yield for Total Investments
Senior secured first lien term loans	52.7%	9.3%	48.7%	10.4%
Senior secured first lien notes	1.2%	11.0%	2.1	11.0
Senior secured second lien term loans	14.7%	10.9%	18.2	29.6
Subordinated notes	9.4%	8.8%	9.3	10.8
Sierra Senior Loan Strategy JV I LLC	15.7%	9.0%	10.1	9.6
Equity/warrants	6.3%	6.0%	11.6	9.7
Total	100.0%	9.5%	100.0%	10.9%

(1)	The weighted average current yield for total investments does not represent the total return to our stockholders.

The following table shows the portfolio composition by industry classification, based on fair value at December 31, 2020:

	Amortized Cost	Percentage	Fair Value	Percentage
Multi-Sector Holdings	$174,660,001	24.9%	$131,792,864	21.8%
Services: Business	79,260,551	11.3%	73,716,395	12.2%
High Tech Industries	75,519,344	10.8%	71,792,022	11.9%
Healthcare & Pharmaceuticals	68,599,968	9.8%	58,275,198	9.6%
Consumer Goods: Durable	32,045,028	4.6%	41,016,292	6.8%
Construction & Building	42,928,750	6.1%	38,356,358	6.4%
Banking, Finance, Insurance & Real Estate	27,848,664	4.0%	37,620,161	6.2%
Aerospace & Defense	33,558,896	4.8%	29,723,725	4.9%
Hotel, Gaming & Leisure	36,326,705	5.2%	24,013,769	4.0%
Automotive	18,886,756	2.7%	17,404,476	2.9%
Containers, Packaging & Glass	15,206,840	2.2%	15,120,424	2.5%
Environmental Industries	5,041,430	0.7%	10,052,691	1.7%
Services: Consumer	9,700,000	1.4%	9,725,000	1.6%
Chemicals, Plastics & Rubber	10,060,861	1.4%	9,063,498	1.5%
Forest Products & Paper	6,477,887	0.9%	7,770,704	1.3%
Media: Diversified & Production	15,474,145	2.2%	6,780,000	1.1%
Transportation: Cargo	6,877,294	1.0%	6,770,781	1.1%
Transportation: Consumer	7,975,416	1.1%	6,068,082	1.0%
Metals & Mining	3,492,436	0.5%	3,492,479	0.6%
Energy: Oil & Gas	20,868,832	3.0%	2,625,018	0.4%
Wholesale	2,212,919	0.3%	1,746,044	0.3%
Retail	7,934,347	1.1%	1,012,358	0.2%
Beverage & Food	46,869	0.0%	48,141	0.0%
Total	$701,003,939	100.0%	$603,986,480	100.0%

The following table shows the portfolio composition by industry classification, including the total return swap ("TRS") underlying loans, based on fair value as of December 31, 2019:

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

The following table shows the distribution of our investment portfolio, not including cash and cash equivalents, on the 1 to 5 investment credit rating scale at fair value as of December 31, 2020 and 2019:

	December 31, 2020		December 31, 2019
Investment Credit Rating	Investments at Fair Value	Percentage	Investments at Fair Value	Percentage
1	$51,481,987	8.5%	$58,241,430	8.6%
2	410,310,087	67.9%	455,613,817	67.5
3	110,668,216	18.3%	144,141,977	21.3
4	13,500,546	2.3%	7,187,740	1.1
5	18,025,644	3.0%	10,438,966	1.5
Total	$603,986,480	100.0%	$675,623,930	100.0%

Results of Operations

The following table shows operating results for the years ended December 31, 2020, 2019 and 2018:

	2020	2019	2018
Total investment income	$47,893,107	$80,097,606	$97,172,641
Total expenses	50,366,188	48,015,704	50,443,855
Net investment income/(loss)	(2,473,081)	32,081,902	46,728,786
Net realized gain/(loss) from investments and total return swap	(73,666,673)	(27,723,609)	(57,661,458)
Net change in unrealized appreciation/(depreciation) on investments and total return swap	25,390,519	(33,698,261)	(17,836,419)
Change in provision for deferred taxes on unrealized (appreciation)/depreciation on investments	(2,149,661)	(240,935)	291,455
Loss on extinguishment of debt	(217,950)	—	—
Net increase/(decrease) in net assets resulting from operations	$(53,116,846)	$(29,580,903)	$(28,477,636)

Investment Income

Total investment income decreased $32,204,499, or 40.2%, to $47,893,107 for the year ended December 31, 2020, compared to $80,097,606 for the year ended December 31, 2019. Total investment income consisted primarily of portfolio interest, which decreased $29,332,140, or 39.3%, to $45,251,944 for the year ended December 31, 2020, compared to $74,584,084 for the year ended December 31, 2019. This decrease was primarily due to a $189 million, or 24.4%, decrease in our average investment portfolio. Fee income decreased $2,802,932 or 69.4%, to $1,236,934 for the year ended December 31, 2020, compared to $4,039,866 for the year ended December 31, 2019, primarily due to a decrease in fees associated with loan originations and loan prepayments.

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

Operating Expenses

The following table shows operating expenses for the years ended December 31, 2020, 2019 and 2018:

	2020	2019	2018
Base management fees	$12,185,544	$17,018,479	$19,011,460
Interest and financing expenses	11,835,466	20,489,217	21,356,282
Incentive fees	—	176,061	—
General and administrative expenses	12,363,215	5,885,448	5,034,100
Administrator expenses	2,231,015	2,538,480	2,699,176
Offering costs	38,846	43,987	633,317
Professional fees	11,712,102	1,864,032	1,709,520
Total expenses	$50,366,188	$48,015,704	$50,443,855

Total expenses increased $2,350,484, or 4.9%, to $50,366,188 for the year ended December 31, 2020, as compared to $48,015,704 for the year ended December 31, 2019, primarily due to an increase in professional fees and general and administrative expenses related to deferred transaction costs (see Note 2), partially offset by a decrease in base management fees and a decrease in interest and financing expenses. Total expenses decreased $2,428,151, or 4.8%, to $48,015,704 for the year ended December 31, 2019, as compared to $50,443,855 for the year ended December 31, 2018, primarily due to a decrease in management fees.

Base management fees decreased $4,832,935, or 28.4%, to $12,185,544 for the year ended December 31, 2020, as compared to $17,018,479 for the year ended December 31, 2019, primarily due to a decrease in our average gross assets of $274 million, or 28.3%. Base management fees decreased $1,992,981, or 10.5%, to $17,018,479 for the year ended December 31, 2019, as compared to $19,011,460 for the year ended December 31, 2018, primarily due to a decrease in our average gross assets of $123 million, or 11.1%.

Interest and financing expenses decreased $8,653,751, or 42.2%, to $11,835,466 for the year ended December 31, 2020, as compared to $20,489,217 for the year ended December 31, 2019, primarily due to the wind-down and termination of the Company's senior secured syndicated revolving credit facility (the “ING Credit Facility” as amended from time to time as described below) from May 2020 through July 2020. Interest and financing expenses decreased $867,065, or 4.1%, to $20,489,217 for the year ended December 31, 2019, as compared to $21,356,282 for the year ended December 31, 2018, primarily due to a decrease in the weighted average interest on our credit facilities of 0.5%.

Net Realized Gains/Losses on Investments

We measure realized gains or losses by the difference between the net proceeds from the disposition and the amortized cost basis of an investment, without regard to unrealized gains or losses previously recognized.

During the years ended December 31, 2020, 2019 and 2018, we recognized net realized losses of $73,666,673, $27,723,609 and $57,661,458, on total investments, respectively, primarily due to the sale of investments, certain non-cash restructuring transactions and the wind-down of our TRS facility.

Net Unrealized Appreciation/Depreciation on Investments

Net change in unrealized appreciation/depreciation on investments reflects the net change in the fair value of our total investments including the TRS and provision for deferred taxes. For the year ended December 31, 2020 we recorded a net change in unrealized appreciation of $23,240,858. The unrealized appreciation resulted from the reversal of previously recorded unrealized depreciation on investments that were realized, partially sold, or written-off during the year, partially offset by net unrealized depreciation on the current portfolio. For the years ended December 31, 2019 and 2018, we recorded a net change in unrealized depreciation of $33,939,196 and $17,544,964 on total investments, respectively. The unrealized depreciation resulted from negative credit-related adjustments that caused a reduction in fair value of certain portfolio investments.

Changes in Net Assets from Operations

For the year ended December 31, 2020, we recorded a net decrease in net assets resulting from operations of $53,116,846 compared to a net decrease in net assets resulting from operations of $29,580,903 for the year ended December 31, 2019. Based on 102,744,642 and 100,582,788 weighted average common shares outstanding for the years ended December 31, 2020 and 2019, respectively, our per share net decrease in net assets resulting from operations was $0.52 for the year ended December 31, 2020 compared to a per share net decrease in net assets from operations of $0.29 for the year ended December 31, 2019.

For the year ended December 31, 2019, we recorded a net decrease in net assets resulting from operations of $29,580,903 compared to a net decrease in net assets resulting from operations of $28,477,636 for the year ended December 31, 2018. Based on 100,582,788 and 97,404,685 weighted average common shares outstanding for the years ended December 31, 2019 and 2018, respectively, our per share net decrease in net assets resulting from operations was $0.29 for the year ended December 31, 2019 compared to a per share net decrease in net assets from operations of $0.29, for the year ended December 31, 2018.

Financial Condition, Liquidity and Capital Resources

This “Liquidity and Capital Resources” section should be read in conjunction with “COVID-19 Developments” above and “Risk Factors” in Part I, Item 1A of this Annual Report on Form 10-K. As a BDC, we distribute substantially all of our net income to our stockholders and have an ongoing need to raise additional capital for investment purposes. To fund growth, we have a number of alternatives available to increase capital, including increasing debt and funding from operational cash flow.

Our liquidity and capital resources historically have been generated primarily from the net proceeds of our public offering of common stock, use of our credit facilities and our TRS. Currently, our primary source of liquidity derived from the use of our credit facility.

As of December 31, 2020 and 2019, we had $65.3 million and $225.3 million, respectively, in cash and cash equivalents. In the future, we may generate cash from future offerings of securities, future borrowings and cash flows from operations, including interest earned from the temporary investment of cash in U.S. government securities and other high-quality debt investments that mature in one year or less. Our primary use of funds is to make investments in our targeted asset classes, cash distributions to our stockholders, and other general corporate purposes.

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

The following table shows our net borrowings as of December 31, 2020 and 2019:

	December 31, 2020			December 31, 2019
	Total Commitment	Balance Outstanding	Unused Commitment	Total Commitment	Balance Outstanding	Unused Commitment
ING Credit Facility	$—	$—	$—	$215,000,000	$88,100,000	$126,900,000
Alpine Credit Facility	180,000,000	145,000,000	35,000,000	300,000,000	240,000,000	60,000,000
Total before deferred financing costs	180,000,000	145,000,000	35,000,000	515,000,000	328,100,000	186,900,000
Unamortized deferred financing costs	—	(659,266)	—	—	(2,235,279)	—
Total borrowings outstanding, net deferred financing costs	$180,000,000	$144,340,734	$35,000,000	$515,000,000	$325,864,721	$186,900,000

ING Credit Facility

On August 12, 2016, the Company amended its ING Credit Facility pursuant to a Senior Secured Revolving Credit Agreement (the “Revolving Credit Agreement” as amended from time to time as described below) with certain lenders party thereto from time to time and ING Capital LLC, as administrative agent. The ING Credit Facility was secured by substantially all of the Company’s assets, subject to certain exclusions as further set forth in an Amended and Restated Guarantee, Pledge and Security Agreement (the “Security Agreement”) entered into in connection with the Revolving Credit Agreement, among the Company, the subsidiary guarantors party thereto, ING Capital LLC, as Administrative Agent, each Financial Agent and Designated Indebtedness Holder party thereto and ING Capital LLC, as Collateral Agent. The ING Credit Facility also included usual and customary representations, covenants and events of default for senior secured revolving credit facilities of this nature.

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

The ING Credit Facility allowed for the Company, at its option, to borrow money at a rate of either (i) an alternate base rate plus 1.50% per annum or (ii) LIBOR plus 2.50% per annum. The interest rate margins were subject to certain step-downs upon the satisfaction of certain conditions described in the Revolving Credit Agreement. The alternate base rate was the greatest of (i) the U.S. Prime Rate set forth in the Wall Street Journal, (ii) the federal funds effective rate plus 1/2 of 1%, and (iii) three month LIBOR plus 1.00%. As of December 31, 2020, there were no commitments under the ING Credit Facility. As of December 31, 2019, the commitment under the ING Credit Facility was $215,000,000. Availability of loans under the ING Credit Facility was linked to the valuation of the collateral pursuant to a borrowing base mechanism.

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

Alpine Credit Facility

On September 29, 2017, the Company’s wholly-owned, special purpose financing subsidiary, Alpine, amended its existing revolving credit facility (the “Alpine Credit Facility”) pursuant to an Amended and Restated Loan Agreement (the “Loan Agreement”) with JPMorgan Chase Bank, National Association (“JPMorgan”), as administrative agent and lender, the Financing Providers from time to time party thereto, SIC Advisors, as the portfolio manager, and the Collateral Administrator, Collateral Agent and Securities Intermediary party thereto. The Loan Agreement was amended to, among other things, (i) extend the reinvestment period until December 29, 2020, (ii) extend the scheduled termination date until March 29, 2022, (iii) decrease the applicable margin for advances to 2.85% per annum and (iv) increase the compliance condition for net advances to 55% of net asset value. Alpine’s obligations to JPMorgan under the Alpine Credit Facility are secured by a first priority security interest in a significant portions of the assets of Alpine, including its portfolio of loans. The obligations of Alpine under the Alpine Credit Facility are non-recourse to the Company.

On November 18, 2020, Alpine entered into Amendment No.1 to the Loan Agreement to, among other things, (i) extend the reinvestment period from December 29, 2020 to May 18, 2021, (ii) increase the applicable margin for advances from 2.85% to 3.10% per annum, (iii) reduce the amount of maximum borrowings in an aggregate principal amount from $300,000,000 to $180,000,000 on a committed basis, (iv) require the Company to maintain a minimum a cash balance of $20,000,000 in Alpine, and (v) decrease the compliance condition for net advances from 55% to 52.5% of net asset value. The maturity date under the Loan Agreement did not change and therefore any amounts borrowed, as well as all accrued and unpaid interest thereunder, will be due and payable on March 29, 2022. In connection with the Amendment, the Company repaid $35,000,000 of the outstanding balance under the Loan Agreement on November 18, 2020, reducing the outstanding balance from $180,000,000 to $145,000,000.

The Alpine Credit Facility provides for borrowings in an aggregate principal amount up to $180,000,000 on a committed basis. Borrowings under the Alpine Credit Facility are subject to compliance with a NAV coverage ratio with respect to the current value of Alpine’s portfolio and various eligibility criteria must be satisfied with respect to the initial acquisition of each loan in Alpine’s portfolio.Pricing under the Alpine Credit Facility for each one month calculation period is based on LIBOR for an interest period of one month, plus a spread of 3.10% per annum. If LIBOR is unavailable, pricing will be determined at the prime rate offered by JPMorgan or the federal funds effective rate, plus a spread of 3.10% per annum. Interest is payable monthly in arrears. Alpine is also required to pay a commitment fee of 1.00% on the average daily unused amount of the financing commitments to the extent that $180,000,000 has not been borrowed. Borrowings of Alpine are considered borrowings of the Company for purposes of complying with the asset coverage requirements under the 1940 Act, applicable to BDCs.

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

As of December 31, 2020 and 2019, the carrying amount of the Company’s borrowings under the Alpine Credit Facility approximated the fair value of the Company’s debt obligation. The fair value of the Company’s debt obligation is determined in accordance with ASC 820, which defines fair value in terms of the price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The fair value of the Company’s borrowings under the Alpine Credit Facility is estimated based upon market interest rates of the Company’s borrowings or entities with similar credit risk, adjusted for nonperformance risk, if any. As of December 31, 2020 and 2019, the Alpine Credit Facility would be deemed to be Level 3, as defined in Note 4.

Contractual Obligations

The following table shows our payment obligations for repayment of debt, which total our contractual obligations at December 31, 2020:

	Payment Due By Period
	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
Alpine Credit Facility	145,000,000	—	145,000,000	—	—
Total Contractual Obligations	$145,000,000	$—	$145,000,000	$—	$—

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

On April 5, 2012, we entered into the Administration Agreement with Medley Capital LLC with an initial term of two years, pursuant to which Medley Capital LLC furnishes us with administrative services necessary to conduct our day-to-day operations. The Administration Agreement became effective as of April 17, 2012, the date that we met the minimum offering requirement. Pursuant to its terms, and unless earlier terminated as described below, the Administration Agreement will remain in effect from year-to-year if approved annually by a majority of our directors who are not “interested persons” (as defined in Section 2(a)(19) of the 1940 Act) of the Company or Medley Capital LLC, and either the holders of a majority of our outstanding voting securities or our board of directors. Most recently, on April 3, 2020, the board of directors approved the renewal of the Administration Agreement for an additional one-year term at a board meeting. Medley Capital LLC is reimbursed for administrative expenses it incurs on our behalf in performing its obligations. Such costs are reasonably allocated to us on the basis of assets, revenues, time records or other reasonable methods. We do not reimburse Medley Capital LLC for any services for which it receives a separate fee or for rent, depreciation, utilities, capital equipment or other administrative items allocated to a controlling person of Medley Capital LLC.

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

On September 29, 2017, Arbor entered into the Fifth Amended Confirmation Letter Agreement with Citibank. The Fifth Amended Confirmation Agreement reduced the maximum portfolio notional (determined at the time each such loan becomes subject to the TRS) from $300,000,000 to $180,000,000, through incremental reductions of $60,000,000 on October 3, 2017 and $20,000,000 on each of November 3, 2017, December 3, 2017 and January 3, 2018. The Fifth Amended Confirmation Agreement also decreased the interest rate payable to Citibank from LIBOR plus 1.65% per annum to LIBOR plus 1.60% per annum. Other than the foregoing, the Fifth Amended Confirmation Agreement did not change any of the other material terms of the TRS. On July 22, 2019, the TRS with Citibank was terminated.

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

Transactions in TRS contracts during the years ended December 31, 2020, 2019 and 2018 were as follows:

	2020	2019	2018
Interest income and settlement from TRS	$—	$309,388	$5,185,757
Traded gains/(loss) on TRS loan sales	—	(9,632,900)	(2,943,401)
Net realized gains/(loss) on TRS	$—	$(9,323,512)	$2,242,356

Net change in unrealized appreciation/(depreciation) on TRS	$—	$6,524,904	$(1,170,036)

The Company held no derivative positions as of the year ended December 31, 2020 and 2019, subject to a Master Agreement (“MA”).

The following table shows the volume of the Company’s derivative transactions for the years ended December 31, 2020, 2019 and 2018:

	2020	2019	2018
Average notional par amount of contracts (1)	$—	$18,016,329	$153,644,607

(1)

Average notional amount is based on the average month end balances for the years ended December 31, 2020 and 2019, which is representative of the volume of notional contract amounts held during each year.

On March 27, 2015, the Company and Great American Life Insurance Company (“GALIC”) entered into a limited liability company operating agreement to co-manage Sierra Senior Loan Strategy JV I LLC (“Sierra JV”). All portfolio and other material decisions regarding Sierra JV must be submitted to Sierra JV's board of managers, which is comprised of four members, two of whom are selected by the Company and the other two are selected by GALIC. The Company has concluded that it does not operationally control Sierra JV. As the Company does not operationally control Sierra JV, it does not consolidate the operations of Sierra JV within the consolidated financial statements. As a practical expedient, the Company uses NAV to determine the fair value of its investment in Sierra JV; therefore, this investment has been presented as a reconciling item within the fair value hierarchy (see Note 4).

As of December 31, 2020, Sierra JV had total capital commitments of $124.6 million, with the Company providing $110.1 million and GALIC providing $14.5 million. As of December 31, 2019, Sierra JV had total capital commitments of $116.0 million, with the Company providing $101.5 million and GALIC providing $14.5 million. As of December 31, 2020, approximately $124.5 million was funded relating to these commitments of which $110.1 million was from the Company. As of December 31, 2019, approximately $105.2 million was funded relating to these commitments of which $92.1 million was from the Company. The Company does not have the right to withdraw any of their respective capital commitment, unless in connection with a transfer of its membership interests. The Company may transfer full membership interests as long as it is approved by all members and transferred in a transaction exempt from the registration requirements of the Securities Act or applicable state securities laws.

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

The JV Facility is secured substantially by all of Sierra JV's assets, subject to certain exclusions set forth in the JV Facility. As of December 31, 2020 and December 31, 2019, there was $124.7 million and $204.9 million outstanding under the JV Facility, respectively.

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

Distributions

We have elected, and intend to qualify annually, to be treated for U.S. federal income tax purposes, as a RIC under Subchapter M of the Code. To maintain RIC tax treatment, we must, among others things, distribute at least 90% of our net ordinary income and net short-term capital gains in excess of net long-term capital losses, if any, to our stockholders. In order to avoid certain U.S. federal excise taxes imposed on RICs, we must distribute during each calendar year an amount at least equal to the sum of: (i) 98.0% of our ordinary income for the calendar year, (ii) 98.2% of our capital gains in excess of capital losses for the one-year period generally ending on October 31 of the calendar year (unless an election is made by us to use our taxable year) and (iii) any ordinary income and net capital gains that we recognized for preceding years, but were not distributed during such years, and on which we paid no U.S. federal income tax.

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

The following table reflects the cash distributions per share that the Company has declared or paid to its stockholders during 2020, 2019 and 2018. Stockholders of record as of each respective record date were entitled to receive the distribution.

Record Date	Payment Date	Amount per share
January 15 and 31, 2018	January 31, 2018	0.2667
February 15 and 28, 2018	February 28, 2018	0.2667
March 15 and 30, 2018	March 30, 2018	0.2667
April 13 and 30, 2018	April 30, 2018	0.2667
May 15 and 31, 2018	May 31, 2018	0.2667
June 15 and 29, 2018	June 29, 2018	0.2667
July 13 and 13, 2018	July 31, 2018	0.2667
August 15 and 31, 2018	August 31, 2018	0.2667
September 14 and 28, 2018	September 28, 2018	0.2667
October 15 and 31, 2018	October 31, 2018	0.2667
November 15 and 30, 2018	November 30, 2018	0.2667
December 14 and 31, 2018	December 31, 2018	0.2667
January 25, 2019	January 31, 2019	0.05334
February 11, 2019	February 28, 2019	0.05334
March 11, 2019	March 29, 2019	0.05334
April 29, 2019	April 30, 2019	0.05334
May 30, 2019	May 31, 2019	0.05334
June 27, 2019	June 28, 2019	0.05334
July 30, 2019	July 31, 2019	0.05334
August 29, 2019	August 30, 2019	0.05334
September 27, 2019	September 30, 2019	0.05334
October 30, 2019	October 31, 2019	0.05334
November 28, 2019	November 29, 2019	0.05334
December 30, 2019	December 31, 2019	0.05334
January 30, 2020	January 31, 2020	0.03500
February 27, 2020	February 28, 2020	0.03500
March 30, 2020	March 31, 2020	0.03500
October 29, 2020	October 30, 2020	0.01000
November 27, 2020	November 30, 2020	0.01000
December 30, 2020	December 31, 2020	0.01000

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

●

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

●

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

The SEC recently adopted new Rule 2a-5 under the 1940 Act, which establishes requirements for determining fair value in good faith for purposes of the 1940 Act. We will comply with the new rule’s valuation requirements on or before the SEC’s compliance date in 2022.

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

Payment-in-Kind Interest

We have investments in our portfolio that contain a PIK interest provision. Any PIK interest is added to the principal balance of such investments and is recorded as income, if the portfolio company valuation indicates that such PIK interest is collectible. In order to maintain our RIC tax treatment, substantially all of this income must be paid out to stockholders in the form of dividends, even if we have not collected any cash.

U.S. Federal Income Taxes

We have elected, and intend to qualify annually, to be treated for U.S. federal income tax purposes as a RIC under Subchapter M of the Code. As a RIC, we generally will not have to pay corporate-level U.S. federal income taxes on any ordinary income or capital gains that we timely distribute to our stockholders from our tax earnings and profits. To obtain and maintain our RIC tax treatment, we must, among other things, meet specified source-of-income and asset diversification requirements and distribute annually at least 90% of our ordinary income and realized net short-term capital gains in excess of realized net long-term capital losses, if any.

Recent Developments

On January 21, 2021, the Board of Directors declared a series of monthly distributions for January, February and March 2021 in the amount of $0.010 per share. Stockholders of record as of each respective monthly record date will be entitled to receive the distribution. Below are the details for each respective distribution:

Record Date	Payment Date	Amount per share
January 28, 2021	January 29, 2021	$0.010
February 25, 2021	February 26, 2021	0.010
March 30, 2021	March 31, 2021	0.010

On January 27, 2021, Massachusetts Mutual Life Insurance Company (“MassMutual”) announced it has entered into a definitive agreement with American Financial Group, Inc. to purchase its wholly owned subsidiary, GALIC. The transaction is expected to close in the second quarter of 2021, subject to regulatory and other necessary approvals. Upon the close of the transaction, GALIC will operate as an independent subsidiary of MassMutual. The Company is in the process of assessing the impact, if any, that the foregoing will have on Sierra JV’s investment activity and operations.

Item 7A: Quantitative and Qualitative Disclosures About Market Risk

We are subject to financial market risks, including changes in interest rates. See “Risk Factors - Risks Relating to Debt Financing - We will be exposed to risks associated with changes in interest rates.” Uncertainty with respect to the economic effects of the COVID-19 pandemic has introduced significant volatility in the financial markets, and the effects of this volatility could materially impact our market risks, including those listed below. For additional information concerning the COVID-19 pandemic and its potential impact on our business and our operating results, see “Risk Factors - We are currently operating in a period of capital markets disruptions and economic uncertainty. Such market conditions may materially and adversely affect debt and equity capital markets, which may have a negative impact on our business, financial condition and operations.”

As of December 31, 2020, 96.50% of our portfolio investments (based on fair value) paid variable interest rates while 3.50% paid fixed interest rates, and 12.8% were non-income producing investments while 87.2% were income producing investments. In connection with the COVID-19 pandemic, the U.S. Federal Reserve and other central banks have reduced certain interest rates and LIBOR has decreased. A prolonged reduction in interest rates will reduce our gross investment income and could result in a decrease in our net investment income if such decreases in LIBOR are not offset by a corresponding increase in the spread over LIBOR that we earn on any portfolio investments, a decrease in our operating expenses, including with respect to our income incentive fee, or a decrease in the interest rate of our floating interest rate liabilities tied to LIBOR. In contrast, a rise in the general level of interest rates can be expected to lead to higher interest rates applicable to any variable rate investments we hold and to declines in the value of any fixed rate investments we hold. In addition, a rise in interest rates may increase the likelihood that a portfolio company defaults on a loan. However, many of our variable rate investments provide for an interest rate floor, which may prevent our interest income from increasing until benchmark interest rates increase beyond a threshold amount. To the extent that a substantial portion of our investments may be in variable rate investments, an increase in interest rates beyond this threshold would make it easier for us to meet or exceed the hurdle rate applicable to the subordinated incentive fee on income under the Investment Advisory Agreement we have entered into with SIC Advisors, and may result in a substantial increase in our net investment income and to the amount of incentive fees payable to SIC Advisors with respect to our increased pre-incentive fee net investment income.

Our interest expense will also be affected by changes in the published LIBOR rate in connection with our Alpine Credit Facility. See “Risk Factors - Risks Relating to Debt Financing - Changes relating to the LIBOR calculation process may adversely affect the value of our portfolio of LIBOR-indexed, floating-rate debt securities.” We expect any future credit facilities, total return swap agreements or other financing arrangements that we or any of our subsidiaries may enter into will also be based on a floating interest rate. As a result, we are subject to risks relating to changes in market interest rates. In periods of rising interest rates, when we or our subsidiaries have debt outstanding or financing arrangements in effect, our cost of funds would increase, which could reduce our net investment income, especially to the extent we hold fixed rate investments.

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

Based on our Consolidated Statement of Assets and Liabilities as of December 31, 2020, the following table shows the approximate annual impact on the change in net assets resulting from operations of hypothetical base rate changes in interest rates, assuming no changes in our investment portfolio and capital structure:

	Change in
Basis point increase/(decrease)	Interest Income (1)	Interest Expense	Net Interest Income
300	$10,890,519	$4,350,000	$6,540,519
200	5,986,842	2,900,000	3,086,842
100	1,083,164	1,450,000	(366,836)
(100)	(12,287)	(212,788)	200,501
(200)	(12,287)	(212,788)	200,501
(300)	(12,287)	(212,788)	200,501

(1)	Assumes no defaults or prepayments by portfolio companies over the next twelve months.

We expect that our long-term investments will be financed primarily with equity and debt. If deemed prudent, we may use interest rate risk management techniques in an effort to minimize our exposure to interest rate fluctuations. These techniques may include various interest rate hedging activities to the extent permitted by the 1940 Act. Adverse developments resulting from changes in interest rates or hedging transactions could have a material adverse effect on our business, financial condition and results of operations. During the years ended December 31, 2020, 2019 and 2018, we did not engage in interest rate hedging activities.

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

Item 8. Consolidated Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of Sierra Income Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of assets and liabilities of Sierra Income Corporation (the Company), including the consolidated schedules of investments, as of December 31, 2020 and 2019, the related consolidated statements of operations, changes in net assets and cash flows for each of the three years in the period ended December 31, 2020, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2020 and 2019, and the results of its operations, changes in its net assets, and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.

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

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our procedures included confirmation of investments owned as of December 31, 2020 and 2019, by correspondence with the custodian, directly with counterparties and management of the portfolio companies, debt agents and brokers or by other appropriate auditing procedures where replies were not received, as applicable. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the account or disclosures to which it relates.

Valuation of investments using significant unobservable inputs and assumptions
Description of the Matter

At December 31, 2020, the fair value of the Company’s investments categorized as Level 3 within the fair value hierarchy (Level 3 investments) totaled $515.1 million.

As further described in Notes 2 and 4 of the Company’s consolidated financial statements, management determines the fair value of Level 3 investments by using valuation methodologies (e.g., market or income approach) and associated techniques such as guideline comparables, discounted cash flows, and/or enterprise value analysis. These techniques require management to make judgments about the significant unobservable inputs and assumptions including, among others, market yields, EBITDA multiples, revenue multiples, discount rates, book value multiples, capitalization rates, and for subordinated notes of collateralized loan obligations, projected default rates, recovery rates, reinvestment rates and prepayment rates.

Auditing the fair value of the Company’s Level 3 investments is complex, as the unobservable inputs and assumptions used by the Company require significant management judgment or estimation and could have a significant effect on the fair value measurements of such investments. Also, applying audit procedures to address the estimation uncertainty involves a high degree of auditor subjectivity.

How We Addressed the Matter in Our Audit

Our audit procedures performed to test the fair value of the Company’s Level 3 investments included, among others, evaluating the Company’s valuation methodologies and significant unobservable inputs used in the valuations, as well as testing the mathematical accuracy of the Company’s valuation models utilized to calculate the fair value.

For all Level 3 investments, we reviewed the information considered by the Company’s Board of Directors relating to the determination of fair value.

For a sample of Level 3 investments, we obtained and reviewed management’s valuation models and compared the underlying data used in the models to agreements, underlying source documents, or portfolio company financial information provided to the Company by the investees, as applicable. We assessed whether the significant unobservable inputs used by the Company were developed in a manner consistent with its valuation policies. We also evaluated the appropriateness of the inputs and assumptions used in the fair value estimates by comparing them to portfolio company financial information and/or available market information and evaluated the appropriateness of any significant adjustments.

Additionally, for a sample of Level 3 investments and with the assistance of our valuation specialists, we developed independent fair value estimates to compare to the Company’s fair value measurements, by using market information from third-party sources, such as market multiples and market yields, or portfolio company financial information, as applicable.

We searched for and evaluated information that corroborated or contradicted the Company's significant unobservable inputs and assumptions. We also evaluated subsequent events and transactions and considered whether they corroborated or contradicted the Company's year-end valuations.

/s/ Ernst and Young LLP

We have served as the Company’s auditor since 2011.

New York, New York

March 19, 2021

Sierra Income Corporation

Consolidated Statements of Assets and Liabilities

	As of
	December 31, 2020	December 31, 2019
ASSETS
Investments at fair value
Non-controlled/non-affiliated investments (amortized cost of $521,483,006 and $651,393,473, respectively)	$472,813,820	$567,402,503
Controlled/affiliated investments (amortized cost of $179,520,933 and $146,639,688, respectively)	131,172,660	108,221,427
Investments at fair value	603,986,480	675,623,930
Cash and cash equivalents	65,301,216	225,316,656
Interest receivable from investments	3,943,980	8,137,227
Unsettled trades receivable	2,541,500	20,481
Prepaid expenses and other assets	1,934,866	1,790,983
Deferred transaction costs (Note 2)	—	14,993,778
Total assets	$677,708,042	$925,883,055

LIABILITIES
Revolving credit facilities payable (net of deferred financing costs of $659,266 and $2,235,279 respectively) (Note 6)	$144,340,734	$325,864,721
Base management fees payable (Note 7)	2,967,857	4,060,518
Deferred tax liability	2,390,596	240,935
Accounts payable and accrued expenses	1,406,175	2,131,765
Administrator fees payable	401,260	381,923
Interest payable	449,420	1,612,981
Unsettled trades payable	11,061	—
Transaction costs payable (Note 2)	—	527,491
Total liabilities	151,967,103	334,820,334

Commitments (Note 11)

NET ASSETS
Common shares, par value $0.001 per share, 250,000,000 common shares authorized, 102,630,605 and 102,282,366 common shares outstanding, respectively	$102,631	$102,282
Capital in excess of par value	850,737,609	869,567,685
Total distributable earnings/(loss)	(325,099,301)	(278,607,246)
Total net assets	525,740,939	591,062,721
Total liabilities and net assets	$677,708,042	$925,883,055
NET ASSET VALUE PER COMMON SHARE	$5.12	$5.78

See accompanying notes to the consolidated financial statements.

Sierra Income Corporation

Consolidated Statements of Operations

	For the years ended December 31,
	2020	2019	2018
INVESTMENT INCOME
Interest and dividends from investments
Non-controlled/non-affiliated investments
Cash	$36,500,331	$56,950,129	$78,408,358
Payment-in-kind	1,953,472	2,384,461	2,173,330
Controlled/affiliated investments:
Cash	6,727,395	13,478,339	10,610,174
Payment-in-kind	70,746	1,771,155	2,102,401
Total interest and dividend income	45,251,944	74,584,084	93,294,263
Fee income (Note 12)	1,236,934	4,039,866	3,548,380
Interest from cash and cash equivalents	1,404,229	1,473,656	329,998
Total investment income	47,893,107	80,097,606	97,172,641

EXPENSES
Base management fees (Note 7)	12,185,544	17,018,479	19,011,460
Interest and financing expenses	11,835,466	20,489,217	21,356,282
Incentive fees (Note 7)	—	176,061	—
General and administrative expenses	12,363,215	5,885,448	5,034,100
Administrator expenses (Note 7)	2,231,015	2,538,480	2,699,176
Offering costs	38,846	43,987	633,317
Professional fees	11,712,102	1,864,032	1,709,520
Total expenses	50,366,188	48,015,704	50,443,855
NET INVESTMENT INCOME/(LOSS)	(2,473,081)	32,081,902	46,728,786
REALIZED AND UNREALIZED GAIN/(LOSS) ON INVESTMENTS
Net realized gain/(loss) from non-controlled/non-affiliated investments	(64,961,724)	(9,305,439)	(59,912,008)
Net realized gain/(loss) from controlled/affiliated investments	(8,704,949)	(9,094,658)	8,194
Net realized gain/(loss) on total return swap (Note 5)	—	(9,323,512)	2,242,356
Net change in unrealized appreciation/(depreciation) on non-controlled/non-affiliated investments	35,320,531	(23,432,733)	(2,410,359)
Net change in unrealized appreciation/(depreciation) on controlled/affiliated investments	(9,930,012)	(16,790,432)	(14,256,024)
Net change in unrealized appreciation/(depreciation) on total return swap (Note 5)	—	6,524,904	(1,170,036)
Change in provision for deferred taxes on unrealized (appreciation)/depreciation on investments	(2,149,661)	(240,935)	291,455
Loss on extinguishment of debt	(217,950)	—	—
Net realized and unrealized gain/(loss) on investments	(50,643,765)	(61,662,805)	(75,206,422)
NET INCREASE/(DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS	$(53,116,846)	$(29,580,903)	$(28,477,636)
WEIGHTED AVERAGE - BASIC AND DILUTED EARNINGS PER COMMON SHARE	$(0.52)	$(0.29)	$(0.29)
WEIGHTED AVERAGE - BASIC AND DILUTED NET INVESTMENT INCOME/(LOSS) PER COMMON SHARE	$(0.02)	$0.32	$0.48
WEIGHTED AVERAGE COMMON STOCK OUTSTANDING - BASIC AND DILUTED (Note 10)	102,744,642	100,582,788	97,404,685

See accompanying notes to the consolidated financial statements.

Sierra Income Corporation

Consolidated Statements of Changes in Net Assets

	Common Stock		Paid in Capital	Distributable	Total
	Shares	Par Amount	in Excess of Par	Earnings/(Loss)	Net Assets
Balance at December 31, 2017	96,620,231	$96,620	$843,592,066	$(103,702,117)	$739,986,569

Net increase/(decrease) in net assets resulting from operations:
Net investment income	—	—	—	46,728,786	46,728,786
Net realized gain/(loss) on investments	—	—	—	(59,903,814)	(59,903,814)
Net realized gain/(loss) on total return swap (Note 5)	—	—	—	2,242,356	2,242,356
Net change in unrealized appreciation/(depreciation) on investments	—	—	—	(16,666,383)	(16,666,383)
Net change in unrealized appreciation/(depreciation) on total return swap (Note 5)	—	—	—	(1,170,036)	(1,170,036)
Change in provision for deferred taxes on unrealized appreciation/(depreciation) on investments	—	—	—	291,455	291,455
Shareholder distributions:
Issuance of common shares, net of underwriting costs	324,169	324	2,482,124	—	2,482,448
Issuance of common shares pursuant to distribution reinvestment plan	3,607,329	3,607	25,855,702	—	25,859,309
Repurchase of common shares	(2,048,822)	(2,048)	(15,511,896)	—	(15,513,944)
Distributions from earnings	—	—		(62,256,547)	(62,256,547)
Total increase/(decrease) for the year ended December 31, 2018	1,882,676	1,883	12,825,930	(90,734,183)	(77,906,370)
Tax reclassification of stockholders’ equity in accordance with GAAP	—	—	2,281,761	(2,281,761)	-
Balance at December 31, 2018	98,502,907	98,503	$858,699,757	$(196,718,061)	$662,080,199

Net increase/(decrease) in net assets resulting from operations:
Net investment income	—	—	—	32,081,902	32,081,902
Net realized gain/(loss) on investments	—	—	—	(18,400,097)	(18,400,097)
Net realized gain/(loss) on total return swap (Note 5)	—	—	—	(9,323,512)	(9,323,512)
Net change in unrealized appreciation/(depreciation) on investments	—	—	—	(40,223,165)	(40,223,165)
Net change in unrealized appreciation/(depreciation) on total return swap (Note 5)	—	—	—	6,524,904	6,524,904
Change in provision for deferred taxes on unrealized appreciation/(depreciation) on investments	—	—	—	(240,935)	(240,935)
Shareholder distributions:
Issuance of common shares pursuant to distribution reinvestment plan	4,028,163	4,028	24,270,566	—	24,274,594
Repurchase of common shares	(248,704)	(249)	(1,548,516)	—	(1,548,765)
Distribution from tax return of capital	—	—	(25,924,607)	—	(25,924,607)
Distributions from earnings	—	—	—	(38,237,797)	(38,237,797)
Total increase/(decrease) for the year ended December 31, 2019	3,779,459	3,779	(3,202,557)	(67,818,700)	(71,017,478)
Tax reclassification of stockholders’ equity in accordance with GAAP	—	—	14,070,485	(14,070,485)	-
Balance at December 31, 2019	102,282,366	102,282	$869,567,685	$(278,607,246)	$591,062,721

Net increase/(decrease) in net assets resulting from operations:
Net investment income/(loss)	—	—	—	(2,473,081)	(2,473,081)
Net realized gain/(loss) on investments	—	—	—	(73,666,673)	(73,666,673)
Net realized gain/(loss) on extinguishment of debt	—	—	—	(217,950)	(217,950)
Net change in unrealized appreciation/(depreciation) on investments	—	—	—	25,390,519	25,390,519
Change in provision for deferred taxes on unrealized (appreciation)/depreciation on investments	—	—	—	(2,149,661)	(2,149,661)
Shareholder distributions:
Issuance of common shares pursuant to distribution reinvestment plan	995,491	995	4,884,939	—	4,885,934
Repurchase of common shares	(647,252)	(646)	(3,252,190)	—	(3,252,836)
Distribution from tax return of capital	—	—	(13,838,034)	—	(13,838,034)
Total increase/(decrease) for the year ended December 31, 2020	348,239	349	(12,205,285)	(53,116,846)	(65,321,782)
Tax reclassification of stockholders’ equity in accordance with GAAP	—	—	(6,624,791)	6,624,791	-
Balance at December 31, 2020	102,630,605	$102,631	$850,737,609	$(325,099,301)	$525,740,939

See accompanying notes to the consolidated financial statements.

Sierra Income Corporation

Consolidated Statements of Cash Flows

	For the years ended December 31,
	2020	2019	2018
Cash flows from operating activities
NET INCREASE/(DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS:	$(53,116,846)	$(29,580,903)	$(28,477,636)
ADJUSTMENT TO RECONCILE NET INCREASE/(DECREASE) IN NET ASSETS FROM OPERATIONS TO NET CASH PROVIDED BY/(USED IN) OPERATING ACTIVITIES:
Payment-in-kind interest income	(2,024,218)	(4,155,616)	(4,275,731)
Net amortization of premium on investments	(757,180)	(1,644,734)	(1,755,437)
Amortization of deferred financing costs	2,245,823	1,931,634	1,900,940
Net realized (gain)/loss on investments	73,666,673	18,400,097	59,903,814
Net change in unrealized (appreciation)/depreciation on investments	(25,390,519)	40,223,131	16,666,383
Net change in unrealized (appreciation)/depreciation on total return swap (Note 5)	—	(6,524,904)	1,170,036
Purchases and originations	(143,185,043)	(281,525,752)	(232,654,876)
Proceeds from sale of investments and principal repayments	169,327,737	476,559,706	302,744,176
Loss on extinguishment of debt	217,950	—	—
(Increase)/decrease in operating assets:
Unsettled trades receivable	(2,521,019)	2,319,066	(1,999,974)
Interest receivable from investments	4,193,247	1,399,258	141,216
Receivable for Company shares sold	—	—	235,060
Receivable due on total return swap (Note 5)	—	113,252	349,303
Deferred transaction costs	14,993,778	(7,941,087)	(7,052,691)
Prepaid expenses and other assets	(143,883)	(1,163,565)	(408,322)
Increase/(decrease) in operating liabilities:
Unsettled trades payable	11,061	—	(308,233)
Management fee payable (Note 7)	(1,092,661)	(430,716)	(705,763)
Transaction costs payable	(527,491)	128,811	398,680
Accounts payable and accrued expenses	(725,590)	58,596	317,201
Incentive fees payable (Note 7)	—	—	(2,827,372)
Administrator fees payable	19,337	(307,788)	(6,066)
Interest payable	(1,163,561)	(221,758)	12,216
Deferred tax liability	2,149,661	240,935	(291,455)
NET CASH PROVIDED BY/(USED IN) OPERATING ACTIVITIES	36,177,256	207,877,663	103,075,469
Cash flows from financing activities:
Borrowings under revolving credit facility	—	—	48,000,000
Repayments of revolving credit facility	(183,100,000)	(26,900,000)	(128,000,000)
Proceeds from issuance of common shares, net of underwriting costs	—	—	2,482,448
Payment of cash distributions	(8,952,100)	(39,887,810)	(36,397,238)
Financing costs paid	(887,760)	(705,927)	(74,999)
Repurchase of common shares	(3,252,836)	(1,548,765)	(15,513,944)
NET CASH PROVIDED BY/(USED IN) FINANCING ACTIVITIES	(196,192,696)	(69,042,502)	(129,503,733)
TOTAL INCREASE/(DECREASE) IN CASH	(160,015,440)	138,835,161	(26,428,264)
CASH, CASH EQUIVALENTS AND ANY CASH COLLATERAL ON TOTAL RETURN SWAP AT BEGINNING OF YEAR	225,316,656	86,481,495	112,909,759
CASH, CASH EQUIVALENTS AND ANY CASH COLLATERAL ON TOTAL RETURN SWAP AT END OF YEAR(1)	$65,301,216	$225,316,656	$86,481,495
Supplemental Information:
Cash paid during the year for interest	$10,535,252	$18,779,341	$19,443,126
Supplemental non-cash information:
Non-cash purchase of investments	$54,915,833	$15,700,771	$29,221,172
Non-cash sale of investments	54,915,833	15,700,771	29,221,172
Issuance of common shares in connection with distribution reinvestment plan	$4,885,934	$24,274,594	$25,859,309

(1)

Includes cash and cash equivalents of $65,301,216, $225,316,656 and $59,481,495 as of December 31, 2020, 2019 and 2018, respectively, and cash collateral on total return swap of $27,000,000 solely as of December 31, 2018.

See accompanying notes to the consolidated financial statements.

Sierra Income Corporation

Consolidated Schedule of Investments

As of December 31, 2020

Company(1)(2)	Industry	Type of Investment	Maturity	Par Amount	Cost	Fair Value	% of Net Assets(3)
Non-controlled/non-affiliated investments –	89.9%

AAAHI Acquisition Corporation	Transportation: Consumer	Senior Secured First Lien Term Loan LIBOR + 8.250%, 1.000% Floor(4) (5) (13)	12/10/2023	$7,110,546	$6,975,416	$4,977,382	0.9%
				7,110,546	6,975,416	4,977,382
Alpine SG, LLC	High Tech Industries	Senior Secured First Lien Term Loan LIBOR + 8.500%, 1.000% Floor(5) (6)	11/16/2022	1,262,051	1,230,864	1,298,524	0.2%
		Senior Secured First Lien Delayed Draw Term Loan LIBOR + 5.750%, 1.000% Floor(5) (6)	11/16/2022	6,165,725	6,165,633	6,102,218	1.2%
		Senior Secured First Lien Term Loan LIBOR + 5.750%, 1.000% Floor(5) (6)	11/16/2022	12,529,258	12,517,772	12,400,207	2.4%
		Senior Secured First Lien Revolving Credit Facility LIBOR + 5.750%, 1.000% Floor(5) (6)	11/16/2022	1,000,000	1,000,000	989,700	0.2%
				20,957,034	20,914,269	20,790,649
American Dental Partners, Inc.	Healthcare & Pharmaceuticals	Senior Secured Second Lien Term Loan LIBOR + 8.500%, 1.000% Floor(4) (5)	9/25/2023	4,893,750	4,893,750	4,704,362	0.9%
				4,893,750	4,893,750	4,704,362
Amerijet Holdings, Inc.	Transportation: Cargo	Senior Secured First Lien Term Loan LIBOR + 8.000%, 1.000% Floor(5) (6)	7/15/2021	2,952,518	2,952,518	2,952,518	0.6%
				2,952,518	2,952,518	2,952,518
AMMC CLO 22, Limited Series 2018-22A	Multi-Sector Holdings	Subordinated Notes 13.429% effective yield(7) (8) (9)	4/25/2031	7,222,000	5,402,828	4,786,019	0.9%
				7,222,000	5,402,828	4,786,019
AMMC CLO 23, Ltd. Series 2020-23A	Multi-Sector Holdings	Subordinated Notes 19.100% effective yield(7) (8) (9)	10/17/2031	2,000,000	1,688,071	1,688,000	0.3%
				2,000,000	1,688,071	1,688,000
Answers Finance, LLC	High Tech Industries	Common Stock - 388,533 shares (10)		—	5,076,376	493,437	0.1%
				—	5,076,376	493,437
Apidos CLO XXIV, Series 2016-24A	Multi-Sector Holdings	Subordinated Notes 8.894% effective yield(5) (7) (8) (9)	7/20/2027	18,357,647	10,342,024	8,402,295	1.6%
				18,357,647	10,342,024	8,402,295
Arrow International Inc.	Hotel, Gaming & Leisure	Senior Secured First Lien Term Loan LIBOR + 7.250%, 1.250% Floor(6)	12/21/2025	10,000,000	10,000,000	10,000,000	1.9%
				10,000,000	10,000,000	10,000,000
Avantor, Inc.	Wholesale	Common Stock - 27,252 shares (5) (8) (10) (11)		—	467,171	767,144	0.1%
				—	467,171	767,144
Aviation Technical Services, Inc.	Aerospace & Defense	Senior Secured Second Lien Term Loan LIBOR + 8.500%, 1.000% Floor(4) (5)	3/31/2022	25,000,000	25,000,000	21,795,000	4.1%
				25,000,000	25,000,000	21,795,000

Company(1)(2)	Industry	Type of Investment	Maturity	Par Amount	Cost	Fair Value	% of Net Assets(3)
BRG Sports, Inc.	Consumer Goods: Durable	Senior Secured First Lien Term Loan LIBOR + 6.250%, 1.000% Floor(5) (6)	6/15/2023	3,480,384	3,474,606	3,445,232	0.7%
				3,480,384	3,474,606	3,445,232
Brook & Whittle Holding Corp.	Containers, Packaging & Glass	Senior Secured First Lien Delayed Draw Term Loan LIBOR + 5.250%, 1.000% Floor(4) (5)	10/17/2024	699,967	697,464	682,888	0.1%
		Senior Secured First Lien Term Loan LIBOR + 5.250%, 1.000% Floor(4) (5)	10/17/2024	2,976,219	2,965,575	2,903,599	0.6%
				3,676,186	3,663,039	3,586,487
Callaway Golf Co.	Consumer Goods: Durable	Senior Secured First Lien Term Loan LIBOR + 4.500%, 1.000% Floor(5) (6)	1/4/2026	46,000	45,422	46,060	—%
				46,000	45,422	46,060
CM Finance SPV LLC	Banking, Finance, Insurance & Real Estate	Subordinated Notes 3.000%(5)	6/24/2021	35,600	35,600	35,600	—%
				35,600	35,600	35,600
CPI International, Inc.	Aerospace & Defense	Senior Secured Second Lien Term Loan LIBOR + 7.250%, 1.000% Floor(5) (6)	7/28/2025	8,575,302	8,558,896	7,928,725	1.5%
				8,575,302	8,558,896	7,928,725
CT Technologies Intermediate Holdings, Inc.	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loan LIBOR + 5.000%, 1.000% Floor(5) (6)	12/16/2025	7,000,000	6,965,245	6,965,000	1.3%
				7,000,000	6,965,245	6,965,000
DataOnline Corp.	High Tech Industries	Revolving Credit Facility LIBOR + 6.250%, 1.000% Floor(4) (5) (12)	11/13/2025	1,821,429	1,821,429	1,765,929	0.3%
		Senior Secured First Lien Term Loan LIBOR + 6.250%, 1.000% Floor(4) (5)	11/13/2025	14,850,000	14,850,000	14,465,385	2.8%
				16,671,429	16,671,429	16,231,314
Delta Air Lines, Inc.	Transportation: Consumer	Senior Secured First Lien Notes 4.750%(5) (7) (8)	10/20/2028	1,000,000	1,000,000	1,090,700	0.2%
				1,000,000	1,000,000	1,090,700
Dryden 38 Senior Loan Fund, Series 2015-38A	Multi-Sector Holdings	Subordinated Notes 11.373% effective yield(7) (8) (9)	7/15/2027	7,000,000	4,308,139	3,598,000	0.7%
				7,000,000	4,308,139	3,598,000
Dryden 43 Senior Loan Fund, Series 2016-43A	Multi-Sector Holdings	Subordinated Notes 8.262% effective yield(5) (7) (8) (9)	7/20/2029	3,620,000	2,513,635	1,901,586	0.4%
				3,620,000	2,513,635	1,901,586
Dryden 49 Senior Loan Fund, Series 2017-49A	Multi-Sector Holdings	Subordinated Notes 9.989% effective yield(5) (7) (8) (9)	7/18/2030	17,233,288	12,375,842	9,498,988	1.8%
				17,233,288	12,375,842	9,498,988
Envision Healthcare Corporation	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loan LIBOR + 3.750%(5) (6)	10/10/2025	49,000	33,226	40,734	—%
				49,000	33,226	40,734
First Boston Construction Holdings, LLC	Banking, Finance, Insurance & Real Estate	Senior Secured First Lien Notes 12.000%(5)	2/23/2023	7,473,750	7,473,750	7,458,055	1.4%
		Preferred Equity - 2,304,406 units (5) (10)		—	1,868,437	1,307,906	0.2%
				7,473,750	9,342,187	8,765,961
Friedrich Holdings, Inc.	Construction & Building	Senior Secured First Lien Term Loan LIBOR + 6.000%, 1.000% Floor(5) (6)	2/7/2023	10,421,300	10,421,300	10,263,938	2.0%
				10,421,300	10,421,300	10,263,938
GK Holdings, Inc.	Services: Business	Senior Secured Second Lien Term Loan LIBOR + 10.250%, 1.000% Floor(4) (13)	1/20/2022	10,000,000	10,000,000	5,500,000	1.0%
				10,000,000	10,000,000	5,500,000

Company(1)(2)	Industry	Type of Investment	Maturity	Par Amount	Cost	Fair Value	% of Net Assets(3)
Glass Mountain Pipeline Holdings, LLC	Energy: Oil & Gas	Senior Secured First Lien Term Loan LIBOR + 4.500%, 1.000% Floor(5) (6) (13)	12/23/2024	48,625	23,389	24,434	—%
				48,625	23,389	24,434
Golden West Packaging Group LLC	Forest Products & Paper	Senior Secured First Lien Term Loan LIBOR + 5.250%, 1.000% Floor(5) (6)	6/20/2023	1,405,738	1,405,738	1,404,332	0.3%
				1,405,738	1,405,738	1,404,332
Holland Acquisition Corp.	Energy: Oil & Gas	Senior Secured First Lien Term Loan LIBOR + 9.000%, 1.000% Floor(4) (13) (14)	5/29/2020	3,857,305	3,733,979	108,310	—%
				3,857,305	3,733,979	108,310
Hylan Datacom & Electrical LLC	Construction & Building	Senior Secured First Lien Term Loan LIBOR + 10.000%, 1.000% Floor(4) (5)	7/25/2022	15,255,390	15,255,390	10,983,881	2.1%
				15,255,390	15,255,390	10,983,881
Impact Group, LLC	Services: Business	Senior Secured First Lien Term Loan LIBOR + 7.370%, 1.000% Floor(4) (5)	6/27/2023	5,734,462	5,734,462	5,548,092	1.1%
				5,734,462	5,734,462	5,548,092
Innovative XCessories & Services, LLC	Automotive	Senior Secured First Lien Term Loan LIBOR + 5.200%, 1.000% Floor(4) (5)	3/5/2027	2,976,933	2,950,524	2,979,016	0.6%
				2,976,933	2,950,524	2,979,016
Interflex Acquisition Company, LLC	Containers, Packaging & Glass	Senior Secured First Lien Term Loan LIBOR + 8.000%, 1.000% Floor(5) (6)	8/18/2022	11,553,578	11,543,801	11,533,937	2.2%
				11,553,578	11,543,801	11,533,937
Iqor US Inc.	Services: Business	Senior Secured First Lien Term Loan LIBOR + 7.500%, 1.000% Floor(5) (6)	11/19/2024	3,471,136	3,388,625	3,401,713	0.6%
		Senior Secured First Lien Term Loan LIBOR + 7.500%, 1.000% Floor(5) (6)	11/19/2025	7,734,435	7,734,435	7,734,435	1.5%
		Equity - 246,857 Shares		—	2,962,285	3,085,713	0.6%
				11,205,571	14,085,345	14,221,861
Isagenix International, LLC	Wholesale	Senior Secured First Lien Term Loan LIBOR + 5.750%, 1.000% Floor(4) (5)	6/16/2025	1,776,911	1,745,748	978,900	0.2%
				1,776,911	1,745,748	978,900
Isola USA Corp.	High Tech Industries	Senior Secured Second Lien Term Loan LIBOR + 9.500%, 1.000% Floor, PIK(4) (12) (13)	1/2/2023	11,331,641	7,016,631	8,498,730	1.6%
		Common Units - 10,283,782 units (10)		—	—	—	—%
				11,331,641	7,016,631	8,498,730
Ivanti Software, Inc.	High Tech Industries	Senior Secured Second Lien Term Loan LIBOR + 8.500%, 1.000% Floor(5) (6)	12/1/2028	6,000,000	6,000,000	5,947,800	1.1%
				6,000,000	6,000,000	5,947,800
JFL-WCS Partners, LLC	Environmental Industries	Preferred units - 618,876 6.000%, PIK(5)		—	659,447	709,806	0.1%
		Common Units - 70,412 units (5) (10)		—	98,052	5,069,664	1.0%
				—	757,499	5,779,470

Company(1)(2)	Industry	Type of Investment	Maturity	Par Amount	Cost	Fair Value	% of Net Assets(3)
Keystone Acquisition Corp.	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loan LIBOR + 5.250%, 1.000% Floor(4) (5)	5/1/2024	1,784,130	1,736,823	1,614,638	0.3%
		Senior Secured Second Lien Term Loan LIBOR + 9.250%, 1.000% Floor(4) (5)	5/1/2025	7,000,000	6,921,915	6,127,800	1.2%
				8,784,130	8,658,738	7,742,438
LogMeIn, Inc.	High Tech Industries	Senior Secured First Lien Term Loan LIBOR + 7.750%, 1.000% Floor(5) (6) (8)	8/31/2027	1,000,000	980,865	995,300	0.2%
				1,000,000	980,865	995,300
Magnetite XIX, Limited	Multi-Sector Holdings	Subordinated Notes LIBOR + 7.610%(4) (7) (8) (9)	7/17/2030	2,000,000	1,893,387	1,745,800	0.3%
		Subordinated Notes 9.779% effective yield(5) (7) (8) (9)	7/17/2030	13,730,209	9,451,985	7,493,948	1.4%
				15,730,209	11,345,372	9,239,748
Midwest Physician Administrative Services, LLC	Healthcare & Pharmaceuticals	Senior Secured Second Lien Term Loan LIBOR + 7.000%, 0.750% Floor(6)	8/15/2025	2,000,000	1,935,192	1,945,000	0.4%
				2,000,000	1,935,192	1,945,000
Novetta Solutions, LLC	High Tech Industries	Senior Secured First Lien Term Loan LIBOR + 5.000%, 1.000% Floor(5) (6)	10/17/2022	1,560,779	1,522,514	1,521,291	0.3%
		Senior Secured Second Lien Term Loan LIBOR + 8.500%, 1.000% Floor(5) (6)	10/16/2023	11,000,000	10,951,758	10,574,300	2.0%
				12,560,779	12,474,272	12,095,591
Offen Inc.	Transportation: Cargo	Senior Secured First Lien Term Loan LIBOR + 5.000%(5) (6)	6/21/2026	2,893,982	2,871,192	2,793,272	0.5%
		Senior Secured First Lien Term Loan LIBOR + 5.000%(5) (6)	6/21/2026	1,061,947	1,053,584	1,024,991	0.2%
				3,955,929	3,924,776	3,818,263
Path Medical, LLC	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loan LIBOR + 13.000%, 1.000% Floor, PIK(4) (5) (6) (13)	10/11/2021	10,752,249	8,860,931	1,075,225	0.2%
		Senior Secured First Lien Term Loan LIBOR + 9.500%, 1.000% Floor, PIK(4) (5) (6)	10/11/2021	7,943,176	7,943,176	7,943,176	1.5%
		Warrants - 36,716 warrants (5) (10)	1/9/2027	—	669,709	—	—%
				18,695,425	17,473,816	9,018,401
PetroChoice Holdings, Inc.	Chemicals, Plastics & Rubber	Senior Secured Second Lien Term Loan LIBOR + 8.750%, 1.000% Floor(4) (5)	8/21/2023	9,000,000	9,000,000	8,010,000	1.5%
				9,000,000	9,000,000	8,010,000
Polymer Solutions Group Holdings, LLC	Chemicals, Plastics & Rubber	Senior Secured First Lien Term Loan LIBOR + 7.000%, 1.000% Floor(5) (6)	6/30/2021	1,064,355	1,060,861	1,053,498	0.2%
				1,064,355	1,060,861	1,053,498
Project Silverback Holdings Corp.	High Tech Industries	Senior Secured First Lien Term Loan LIBOR + 3.500%, 1.000% Floor(4)	8/21/2024	4,837,500	4,403,234	4,819,601	0.9%
				4,837,500	4,403,234	4,819,601
Proppants Holdings, LLC	Energy: Oil & Gas	Common Units - 161,852 units (10)		—	874,363	323,704	0.1%
		Common Units - 161,852 units (10)		—	8,832	—	—%
				—	883,195	323,704
PT Network, LLC	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loan LIBOR + 5.500%, 1.000% Floor, 2.00% PIK(5) (17)	11/30/2023	8,072,834	7,729,742	7,427,007	1.4%
		Membership Units - 1.441 units (5) (10)		—	—	—	—%
				8,072,834	7,729,742	7,427,007

Company(1)(2)	Industry	Type of Investment	Maturity	Par Amount	Cost	Fair Value	% of Net Assets(3)
RateGain Technologies, Inc.	Hotel, Gaming & Leisure	Subordinated Notes (5) (10) (14)	7/31/2020	440,050	440,049	—	—%
		Subordinated Notes (5) (10)	7/31/2021	476,190	476,190	—	—%
				916,240	916,239	—
Redwood Services Group, LLC	Services: Business	Senior Secured First Lien Term Loan LIBOR + 8.500%, 1.000% Floor(5) (6)	6/6/2023	4,000,000	4,000,000	4,000,000	0.8%
		Senior Secured First Lien Term Loan LIBOR + 6.000%, 1.000% Floor(5) (6)	6/6/2023	12,611,712	12,611,712	12,267,412	2.3%
		Senior Secured First Lien Term Loan LIBOR + 8.500%, 1.000% Floor(5) (6)	6/6/2023	10,730,528	10,713,091	10,472,305	2.0%
		Revolving Credit Facility LIBOR + 6.000%, 1.000% Floor(5) (6) (12)	6/6/2023	287,500	287,500	208,725	—%
				27,629,740	27,612,303	26,948,442
Resolute Investment Managers, Inc.	Banking, Finance, Insurance & Real Estate	Senior Secured Second Lien Term Loan LIBOR + 8.000%, 1.000% Floor(5) (6)	4/30/2025	6,000,000	5,970,877	5,943,600	1.1%
				6,000,000	5,970,877	5,943,600
Rhombus Cinema Holdings, LP	Media: Diversified & Production	Preferred Equity - 7,449 shares 10.000% PIK(5) (10) (13)		—	4,584,207	—	—%
		Common Units - 3,163 units (5) (7) (10)		—	2,864,831	—	—%
		Common Units - 3,163 units (5) (7) (10)		—	297,962	—	—%
				—	7,747,000	—
RTIC Subsidiary Holdings, LLC	Consumer Goods: Durable	Senior Secured First Lien Term Loan LIBOR + 7.750%, 1.250% Floor(4) (5) (12)	9/1/2025	10,000,000	10,000,000	10,000,000	1.9%
		Preferred Class A units - 142.50 units (10)		—	142,500	142,500	—%
		Preferred Class B units - 142.50 units (10)		—	142,500	142,500	—%
		Common units - 150 units (10)		—	15,000	15,000	—%
				10,000,000	10,300,000	10,300,000
SavATree, LLC	Environmental Industries	Senior Secured First Lien Term Loan LIBOR + 5.000%, 1.000% Floor(4) (5)	6/2/2022	4,283,931	4,283,931	4,273,221	0.8%
				4,283,931	4,283,931	4,273,221
SFP Holding, Inc.	Construction & Building	Senior Secured First Lien Term Loan LIBOR + 6.250%, 1.000% Floor(4) (5) (12)	9/1/2022	16,560,532	16,540,362	16,560,532	3.1%
		Equity - 0.803% of outstanding equity (5) (10)		—	711,698	548,007	0.1%
				16,560,532	17,252,060	17,108,539
Simplified Logistics, LLC	Services: Business	Senior Secured First Lien Term Loan LIBOR + 6.500%, 1.000% Floor(4) (5)	2/28/2022	17,323,831	17,323,831	17,058,776	3.2%
		Senior Secured First Lien Term Loan LIBOR + 6.500%, 1.000% Floor(4) (5)	2/28/2022	971,277	971,277	956,417	0.2%
		Revolving Credit Facility LIBOR + 6.500%, 1.000% Floor(4) (5)	2/28/2022	3,533,333	3,533,333	3,482,807	0.7%
				21,828,441	21,828,441	21,498,000
SMART Financial Operations, LLC	Retail	Preferred Equity - 1,000,000 units (5) (10)		—	1,000,000	490,000	0.1%
				—	1,000,000	490,000

Company(1)(2)	Industry	Type of Investment	Maturity	Par Amount	Cost	Fair Value	% of Net Assets(3)
Smile Doctors, LLC	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loan LIBOR + 6.000%, 1.000% Floor(4) (5)	10/6/2022	13,805,148	13,786,625	13,587,027	2.6%
				13,805,148	13,786,625	13,587,027
Sound Point CLO XX, Ltd.	Multi-Sector Holdings	Subordinated Notes 8.553% effective yield(5) (7) (8) (9)	7/26/2031	4,489,000	3,508,513	2,824,030	0.5%
				4,489,000	3,508,513	2,824,030
Starfish Holdco, LLC	High Tech Industries	Senior Secured Second Lien Term Loan LIBOR + 9.000%, 1.000% Floor(4) (5)	8/18/2025	2,000,000	1,982,268	1,919,600	0.4%
				2,000,000	1,982,268	1,919,600
Team Car Care, LLC	Automotive	Senior Secured First Lien Term Loan LIBOR + 8.000%, 1.000% Floor(4) (5)	2/23/2023	13,624,819	13,624,819	13,529,446	2.6%
				13,624,819	13,624,819	13,529,446
Team Services Group	Services: Consumer	Senior Secured First Lien Term Loan LIBOR + 5.000%, 1.000% Floor(5) (6)	12/20/2027	5,000,000	4,850,000	4,825,000	0.9%
		Senior Secured Second Lien Term Loan LIBOR + 9.000%, 1.000% Floor(5) (6)	12/18/2028	5,000,000	4,850,000	4,900,000	0.9%
				10,000,000	9,700,000	9,725,000
The Octave Music Group, Inc.	Media: Diversified & Production	Senior Secured First Lien Term Loan LIBOR + 5.250%, 1.000% Floor, 0.75% PIK(5) (6)	5/29/2025	7,793,103	7,727,145	6,780,000	1.3%
				7,793,103	7,727,145	6,780,000
True Religion Apparel, Inc.	Retail	Senior Secured First Lien Term Loan 10.000%(13)	10/27/2022	179,437	133,654	12,094	—%
		Common Stock - 2,448 shares (10)		—	—	—	—%
		Warrants - 1,122 warrants (10)		—	—	—	—%
				179,437	133,654	12,094
Velocity Pooling Vehicle, LLC	Automotive	Senior Secured First Lien Term Loan LIBOR + 11.000%, 1.000% Floor(4) (5)	4/28/2023	871,784	838,397	871,784	0.2%
		Common Units - 4,676 units (5) (10)		—	259,937	11,035	—%
		Warrants - 5,591 warrants (5) (10)	3/30/2028	—	310,802	13,195	—%
				871,784	1,409,136	896,014
VOYA CLO 2015-2, LTD.	Multi-Sector Holdings	Subordinated Notes 0.516% effective yield(5) (7) (8) (9)	7/19/2028	10,735,659	5,792,260	3,657,639	0.7%
				10,735,659	5,792,260	3,657,639
VOYA CLO 2016-2, LTD.	Multi-Sector Holdings	Subordinated Notes 2.808% effective yield(5) (7) (8) (9)	7/19/2028	11,088,290	7,333,317	4,407,595	0.8%
				11,088,290	7,333,317	4,407,595
Walker Edison Furniture Company LLC	Consumer Goods: Durable	Senior Secured First Lien Term Loan LIBOR + 8.750%, 1.000% Floor(4) (5)	9/26/2024	1,975,000	1,975,000	1,975,000	0.4%
		Senior Secured First Lien Term Loan LIBOR + 6.250%, 1.000% Floor(4) (5)	9/26/2024	14,250,000	14,250,000	14,250,000	2.7%
		Common Units - 2,000 units (5) (10)		—	2,000,000	11,000,000	2.1%
				16,225,000	18,225,000	27,225,000
Watermill-QMC Midco, Inc.	Automotive	Equity - 1.62% partnership interest (5) (10)		—	902,277	—	—%
				—	902,277	—
Wawona Delaware Holdings, LLC	Beverage & Food	Senior Secured First Lien Term Loan LIBOR + 4.750%(4) (5)	9/11/2026	49,375	46,869	48,141	—%
				49,375	46,869	48,141
West Dermatology, LLC	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loan LIBOR + 7.500%, 1.000% Floor(5) (6) (12)	2/11/2025	726,672	726,672	613,498	0.1%
		Revolving Credit Facility LIBOR + 6.000%, 1.000% Floor, 0.75% PIK(5) (6)	2/11/2025	1,657,459	1,657,459	1,614,033	0.3%
		Senior Secured First Lien Term Loan LIBOR + 6.000%, 1.000% Floor, 0.750% PIK(5) (6)	2/11/2025	4,739,503	4,739,503	4,617,698	0.9%
				7,123,634	7,123,634	6,845,229
Wok Holdings Inc.	Retail	Senior Secured First Lien Term Loan LIBOR + 6.250%, (5) (6)	3/1/2026	49,125	33,080	42,758	—%
				49,125	33,080	42,758

Total non-controlled/non-affiliated investments					$521,483,006	$472,813,820	89.9%

Company(1)(2)	Industry	Type of Investment	Maturity	Par Amount	Cost	Fair Value	% of Net Assets(3)
1888 Industrial Services, LLC	Energy: Oil & Gas	Revolving Credit Facility LIBOR + 5.000%, 1.000% Floor(4) (5) (12)	9/30/2021	1,243,924	1,243,924	1,243,924	0.2%
		Senior Secured First Lien Term Loan LIBOR + 5.000%, 1.000% Floor(4) (5) (13)	9/30/2021	431,176	403,717	431,176	0.1%
		Senior Secured First Lien Term Loan LIBOR + 5.000%, 1.000% Floor, PIK(4) (5) (13)	9/30/2021	3,534,740	3,315,574	—	—%
		Senior Secured First Lien Term Loan LIBOR + 8.000%, 1.000% Floor, PIK(4) (5) (13)	9/30/2021	9,286,929	6,816,029	—	—%
		Units - 6,122.765 units (5) (10)		—	—	—	—%
				14,496,769	11,779,244	1,675,100
Black Angus Steakhouses, LLC	Hotel, Gaming & Leisure	Senior Secured First Lien Term Loan LIBOR + 9.000%, 1.000% Floor, PIK(5) (6) (13)	6/30/2022	21,573,552	20,457,589	9,060,892	1.7%
		Senior Secured First Lien Term Loan LIBOR + 9.000%, 1.000% Floor(5) (6)	6/30/2022	1,897,321	1,897,321	1,897,321	0.4%
		Senior Secured First Lien Term Loan LIBOR + 9.000%, 1.000% Floor(6) (12)	6/30/2022	3,055,556	3,055,556	3,055,556	0.6%
		Equity - 44.60% of outstanding equity (5) (10)		—	—	—	—%
				26,526,429	25,410,466	14,013,769
Caddo Investors Holdings 1 LLC	Forest Products & Paper	Equity - 12.250% LLC Interest (5) (16)		—	5,072,149	6,366,372	1.2%
				—	5,072,149	6,366,372
Charming Charlie LLC	Retail	Senior Secured First Lien Delayed Draw Term Loan 20.000%(13) (14)	5/15/2020	769,967	769,968	396,225	0.1%
		Senior Secured First Lien Term Loan LIBOR + 10.000%, 1.000% Floor(4) (13)	4/24/2023	7,590,773	5,859,128	—	—%
		Senior Secured First Lien Term Loan 20.000%(13) (14)	5/15/2020	138,517	138,517	71,281	—%
		Common Stock - 34,923,249 shares (10)		—	—	—	—%
				8,499,257	6,767,613	467,506
Dynamic Energy Services International LLC	Energy: Oil & Gas	Senior Secured First Lien Term Loan 13.500% PIK(4) (5) (13)	12/31/2021	7,049,577	4,449,025	493,470	0.1%
		Common Units - 6,500,000 shares (5) (10)		—	—	—	—%
				7,049,577	4,449,025	493,470
Kemmerer Operations, LLC	Metals & Mining	Senior Secured First Lien Term Loan 15.000% PIK(5)	6/21/2023	2,130,353	2,130,353	2,130,353	0.4%
		Senior Secured First Lien Delayed Draw Term Loan 15.000% PIK(5) (12)	6/21/2023	399,366	399,366	399,366	0.1%
		Common Units - 6.7797 units (5) (10)		—	962,717	962,760	0.2%
				2,529,719	3,492,436	3,492,479
MCM 500 East Pratt Holdings, LLC	Banking, Finance, Insurance & Real Estate	Equity - 5,000,000 units (8) (10)		—	5,000,000	7,350,000	1.4%
				—	5,000,000	7,350,000
MCM Capital Office Park Holdings LLC	Banking, Finance, Insurance & Real Estate	Equity - 7,500,000 units (8) (10)		—	7,500,000	15,525,000	3.0%
				—	7,500,000	15,525,000
Sierra Senior Loan Strategy JV I LLC	Multi-Sector Holdings	Equity - 89.01% ownership of SIC Senior Loan Strategy JV I LLC (8) (16)		—	110,050,000	81,788,964	15.6%
				—	110,050,000	81,788,964

Total controlled/affiliated investments(15)					$179,520,933	$131,172,660	25.0%

Total investments					$701,003,939	$603,986,480	114.9%

Money Market Fund - 32.5%
Federated Institutional Prime Obligations Fund		Money Market 0.150%(11)		25,401,625	25,401,625	25,401,625	4.8%
State Street Institutional Liquid Reserves Fund		Money Market 0.010% (11)		12,683,935	12,686,471	12,685,203	2.4%
Total money market fund				$38,085,560	$38,088,096	$38,086,828	7.2%

(1)	All of the Company's investments are domiciled in the United States except for AMMC CLO 22, Limited Series 2018-22A, AMMC CLO 23, Limited Series 2020-23A, Apidos CLO XXIV, Series 2016-24A, Dryden 38 Senior Loan Fund, Series 2015-38A, Dryden 43 Senior Loan Fund, Series 2016-43A, Dryden 49 Senior Loan Fund, 2017-49A, Magnetite XIX, Limited, Sound Point CLO XX, Ltd., VOYA CLO 2016-2, LTD., and VOYA CLO 2015-2, LTD., which are all domiciled in the Cayman Islands. All foreign investments were denominated in US Dollars.
(2)	Unless otherwise indicated, all securities are valued using significant unobservable inputs, which are categorized as Level 3 assets under the definition of ASC 820 fair value hierarchy.
(3)	Percentage is based on net assets of $525,740,939 as of December 31, 2020.
(4)	The interest rate on these loans is subject to a base rate plus 3 Month "3M" LIBOR, which at December 31, 2020 was 0.24%. The interest rate is subject to a minimum LIBOR floor.
(5)	An affiliated fund that is managed by an affiliate of SIC Advisors LLC also holds an investment in this security.
(6)	The interest rate on these loans is subject to a base rate plus 1 Month "1M" LIBOR, which at December 31, 2020 was 0.14%. The interest rate is subject to a minimum LIBOR floor.
(7)

Securities are exempt from registration under Rule 144A of the Securities Act of 1933, as amended. These securities represent a fair value of $51,094,601 or 9.7% of net assets as of December 31, 2020 and are considered restricted securities.

(8)

The investment is not a qualifying asset under Section 55 of the Investment Company Act of 1940, as amended (the "1940 Act"). Non-qualifying assets represent 30.0% of the Company's portfolio at fair value.

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

(10)	Security is non-income producing.
(11)	Represents securities in Level 1 in the ASC 820 table (see Note 4).
(12)	The investment has an unfunded commitment as of December 31, 2020. For further details see Note 11. Fair value includes an analysis of the unfunded commitment.
(13)	The investment was on non-accrual status as of December 31, 2020.
(14)	The investment is past due as of December 31, 2020.
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

(16)	As a practical expedient, the Company uses NAV to determine the fair value of this investment.
(17)	The interest rate on these loans is subject to a base rate plus 6 Month "6M" LIBOR, which at December 31, 2020 was 0.34%. The interest rate is subject to a minimum LIBOR floor.

See accompanying notes to consolidated financial statements.

Sierra Income Corporation

Consolidated Schedule of Investments

As of December 31, 2019

Company(1)(2)	Industry	Type of Investment	Maturity	Par Amount	Cost	Fair Value	% of Net Assets(3)
Non-controlled/non-affiliated investments – 96.0%
AAAHI Acquisition Corporation	Transportation: Consumer	Senior Secured First Lien Term Loan LIBOR + 6.250%, 1.000% Floor (4)(5)(6)	12/10/2023	$6,966,133	$6,966,133	$6,877,180	1.2%
				6,966,133	6,966,133	6,877,180
Alpine SG, LLC	High Tech Industries	Senior Secured First Lien Delayed Draw Term Loan LIBOR + 6.500%, 1.000% Floor (5)(7)	11/16/2022	6,617,630	6,617,630	6,613,660	1.1%
		Senior Secured First Lien Term Loan LIBOR + 6.500%, 1.000% Floor (5)(6)(7)	11/16/2022	13,398,750	13,398,750	13,390,711	2.3%
				20,016,380	20,016,380	20,004,371
American Dental Partners, Inc.	Healthcare & Pharmaceuticals	Senior Secured Second Lien Term Loan LIBOR + 8.500%, 1.000% Floor (4)(5)	9/25/2023	4,893,750	4,893,750	4,813,492	0.8%
				4,893,750	4,893,750	4,813,492
Amerijet Holdings, Inc.	Transportation: Cargo	Senior Secured First Lien Term Loan LIBOR + 8.000%, 1.000% Floor (5)(7)	7/15/2021	9,847,868	9,847,868	9,847,868	1.7%
				9,847,868	9,847,868	9,847,868
AMMC CLO 22, Limited Series 2018-22A	Multi-Sector Holdings	Subordinated Notes 12.573% effective yield (8)(9)(10)	4/25/2031	7,222,000	5,719,206	5,693,103	1.0%
				7,222,000	5,719,206	5,693,103
Answers Finance, LLC	High Tech Industries	Common Stock - 389,533 shares (11)		—	5,076,376	802,438	0.1%
				—	5,076,376	802,438
Apidos CLO XXIV, Series 2016-24A	Multi-Sector Holdings	Subordinated Notes 12.285% effective yield (5)(8)(9)(10)	7/20/2027	18,357,647	11,350,063	11,142,247	1.9%
				18,357,647	11,350,063	11,142,247
Avantor, Inc.	Wholesale	Common Stock - 1,867,356 shares (11)(12)		—	32,678,730	33,892,511	5.7%
				—	32,678,730	33,892,511
Aviation Technical Services, Inc.	Aerospace & Defense	Senior Secured Second Lien Term Loan LIBOR + 8.500%, 1.000% Floor (4)(5)	3/31/2022	25,000,000	25,000,000	25,000,000	4.2%
				25,000,000	25,000,000	25,000,000
Black Angus Steakhouses, LLC	Hotel, Gaming & Leisure	Senior Secured First Lien Term Loan LIBOR + 9.000%, 1.000% Floor (4)(5)	4/24/2020	18,225,446	18,225,446	18,215,218	3.1%
		Revolving Credit Facility LIBOR + 9.000%, 1.000% Floor (5)(6)(7)	4/24/2020	2,232,143	2,232,143	2,233,705	0.4%
				20,457,589	20,457,589	20,448,923
BRG Sports, Inc.	Consumer Goods: Durable	Senior Secured First Lien Term Loan LIBOR + 6.250%, 1.000% Floor (5)(7)	6/15/2023	5,337,500	5,337,500	5,331,629	0.9%
				5,337,500	5,337,500	5,331,629
Brook & Whittle Holding Corp.	Containers, Packaging & Glass	Senior Secured First Lien Term Loan LIBOR + 5.250%, 1.000% Floor (4)(5)	10/17/2024	2,937,058	2,937,058	2,924,135	0.5%
		Senior Secured First Lien Delayed Draw Term Loan LIBOR + 5.250%, 1.000% Floor (4)(5)	10/17/2024	690,757	690,757	687,718	0.1%
				3,627,815	3,627,815	3,611,853
Capstone Nutrition Development, LLC	Healthcare & Pharmaceuticals	Units - 11,124.90 units (11)		—	1,112,490	1,112,490	0.2%
				—	1,112,490	1,112,490

Company(1)(2)	Industry	Type of Investment	Maturity	Par Amount	Cost	Fair Value	% of Net Assets(3)
Centauri Group Holdings, LLC	High Tech Industries	Senior Secured First Lien Term Loan LIBOR + 5.250%, 1.000% Floor(4)(5)	2/12/2024	10,029,280	10,012,265	10,004,207	1.7%
				10,029,280	10,012,265	10,004,207
CPI International, Inc.	Aerospace & Defense	Senior Secured Second Lien Term Loan LIBOR + 7.250%, 1.000% Floor (5)(7)	7/28/2025	9,900,752	9,876,226	9,475,020	1.6%
				9,900,752	9,876,226	9,475,020
CT Technologies Intermediate Holdings, Inc.	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loan LIBOR + 4.250%, 1.000% Floor (5)(7)	12/1/2021	972,010	863,963	914,856	0.2%
				972,010	863,963	914,856
DataOnline Corp.	High Tech Industries	Senior Secured First Lien Term Loan LIBOR + 5.500%, 1.000% Floor (4)(5)(6)	11/13/2025	15,000,000	15,000,000	15,000,000	2.5%
				15,000,000	15,000,000	15,000,000
Dermatologists of Southwestern Ohio, LLC	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loan LIBOR + 6.500%, 1.000% Floor (5)(7)	4/20/2022	2,444,307	2,444,307	2,416,686	0.4%
		Senior Secured First Lien Delayed Draw Term Loan LIBOR + 6.500%, 1.000% Floor (5)(7)	4/20/2022	927,413	927,413	916,934	0.2%
				3,371,720	3,371,720	3,333,620
DirectBuy Home Improvement, Inc.	Retail	Subordinated notes LIBOR + 6.500%, 1.000% Floor (4)	6/20/2022	260,919	248,270	260,919	0.0%
		Common Stock - 191,678 shares (11)		—	75,340	61,337	0.0%
				260,919	323,610	322,256
Dryden 38 Senior Loan Fund, Series 2015-38A	Multi-Sector Holdings	Subordinated Notes 12.678% effective yield (8)(9)(10)	7/15/2027	7,000,000	4,715,290	4,664,800	0.8%
				7,000,000	4,715,290	4,664,800
Dryden 43 Senior Loan Fund, Series 2016-43A	Multi-Sector Holdings	Subordinated Notes 10.956% effective yield (5)(8)(9)(10)	7/20/2029	3,620,000	2,747,203	2,268,286	0.4%
				3,620,000	2,747,203	2,268,286
Dryden 49 Senior Loan Fund, Series 2017-49A	Multi-Sector Holdings	Subordinated Notes 9.486% effective yield (5)(8)(9)(10)	7/18/2030	17,233,288	13,515,790	11,498,222	1.9%
				17,233,288	13,515,790	11,498,222
First Boston Construction Holdings, LLC	Banking, Finance, Insurance & Real Estate	Senior secured first lien notes 12.000% (5)	2/23/2023	9,217,625	9,217,625	9,217,625	1.6%
		Preferred Equity - 2,304,406 units (5)(11)		—	2,304,406	2,304,406	0.4%
				9,217,625	11,522,031	11,522,031
Friedrich Holdings, Inc.	Construction & Building	Senior Secured First Lien Term Loan LIBOR + 6.000%, 1.000% Floor (5)(7)	2/7/2023	10,527,100	10,527,100	10,527,100	1.8%
				10,527,100	10,527,100	10,527,100
GK Holdings, Inc.	Services: Business	Senior Secured Second Lien Term Loan LIBOR + 10.250%, 1.000% Floor (4)	1/20/2022	10,000,000	10,000,000	7,048,000	1.2%
				10,000,000	10,000,000	7,048,000
Golden West Packaging Group LLC	Forest Products & Paper	Senior Secured First Lien Term Loan LIBOR + 5.750%, 1.000% Floor (5)(7)	6/20/2023	1,427,655	1,427,655	1,417,661	0.2%
				1,427,655	1,427,655	1,417,661
Holland Acquisition Corp.	Energy: Oil & Gas	Senior Secured First Lien Term Loan LIBOR + 9.000%, 1.000% Floor (4)(13)	5/29/2020	4,400,696	4,260,117	1,100,174	0.2%
				4,400,696	4,260,117	1,100,174
Hylan Datacom & Electrical LLC	Construction & Building	Senior Secured First Lien Term Loan LIBOR + 9.500%, 1.000% Floor (4)(5)	7/25/2021	14,548,297	14,548,297	11,638,638	2.0%
				14,548,297	14,548,297	11,638,638

Company(1)(2)	Industry	Type of Investment	Maturity	Par Amount	Cost	Fair Value	% of Net Assets(3)
IHS Intermediate, Inc.	Services: Business	Senior Secured Second Lien Term Loan LIBOR + 8.250%, 1.000% Floor (4)(13)	7/20/2022	25,000,000	25,000,000	1,750,000	0.3%
				25,000,000	25,000,000	1,750,000
Impact Group, LLC	Services: Business	Senior Secured First Lien Term Loan LIBOR + 6.500%, 1.000% Floor (4)(5)	6/27/2023	5,796,354	5,796,354	5,458,427	0.9%
				5,796,354	5,796,354	5,458,427
Interflex Acquisition Company, LLC	Containers, Packaging & Glass	Senior Secured First Lien Term Loan LIBOR + 9.000%, 1.000% Floor (5)(7)	8/18/2022	12,635,953	12,635,953	12,043,326	2.0%
				12,635,953	12,635,953	12,043,326
Iqor US Inc.	Services: Business	Senior Secured First Lien Term Loan LIBOR + 5.000%, 1.000% Floor (4)(7)	4/1/2021	19,815,331	19,012,372	17,027,313	2.9%
				19,815,331	19,012,372	17,027,313
Isagenix International, LLC	Wholesale	Senior Secured First Lien Term Loan LIBOR + 5.750%, 1.000% Floor (4)(5)	6/16/2025	1,848,782	1,841,180	1,293,778	0.2%
				1,848,782	1,841,180	1,293,778
Isola USA Corp.	High Tech Industries	Senior Secured Second Lien Term Loan LIBOR + 9.500%, 1.000% Floor, PIK (4)(6)(13)	1/2/2023	10,237,487	7,578,468	7,187,740	1.2%
		Common Units - 10,283,782 units (9)(11)		—	—	—	0.0%
				10,237,487	7,578,468	7,187,740
JFL-WCS Partners, LLC	Environmental Industries	Preferred Units - 618,876 6.000%, PIK (5)(9)		—	618,876	618,876	0.1%
		Common Units - 68,764 units (5)(9)(11)		—	68,764	1,461,923	0.2%
				—	687,640	2,080,799
Keystone Acquisition Corp.	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loan LIBOR + 5.250%, 1.000% Floor (4)(5)	5/1/2024	1,802,571	1,741,353	1,757,507	0.3%
		Senior Secured Second Lien Term Loan LIBOR + 9.250%, 1.000% Floor (4)(5)	5/1/2025	7,000,000	6,904,682	6,869,800	1.2%
				8,802,571	8,646,035	8,627,307
L&S Plumbing Partnership, Ltd.	Construction & Building	Senior Secured First Lien Term Loan LIBOR + 7.500%, 1.000% Floor (4)(5)	2/15/2022	7,535,892	7,535,892	7,579,600	1.3%
				7,535,892	7,535,892	7,579,600
Magnetite XIX, Limited	Multi-Sector Holdings	Subordinated Notes LIBOR + 7.610% (4)(8)(9)(10)	7/17/2030	2,000,000	1,874,937	1,757,368	0.3%
		Subordinated Notes 8.407% effective yield (5)(8)(9)(10)	7/17/2030	13,730,209	10,427,732	8,857,783	1.5%
				15,730,209	12,302,669	10,615,151
Manna Pro Products, LLC	Consumer Goods: Non-durable	Senior Secured First Lien Term Loan LIBOR + 6.000%, 1.000% Floor (5)(7)	12/8/2023	4,083,333	4,083,333	3,924,900	0.7%
		Senior Secured First Lien Delayed Draw Term Loan LIBOR + 6.000%, 1.000% Floor (5)(7)	12/8/2023	829,167	829,167	796,995	0.1%
				4,912,500	4,912,500	4,721,895
Midwest Physician Administrative Services, LLC	Healthcare & Pharmaceuticals	Senior Secured Second Lien Term Loan LIBOR + 7.000%, 1.000% Floor (7)	8/15/2025	1,950,000	1,881,156	1,862,250	0.3%
				1,950,000	1,881,156	1,862,250
Novetta Solutions, LLC	High Tech Industries	Senior Secured Second Lien Term Loan LIBOR + 8.500%, 1.000% Floor (7)	10/16/2023	11,000,000	10,938,515	10,585,300	1.8%
				11,000,000	10,938,515	10,585,300
Offen Inc.	Transportation: Cargo	Senior Secured First Lien Term Loan LIBOR + 5.000% (4)(6)	6/21/2026	2,923,363	2,886,299	2,923,363	0.5%
				2,923,363	2,886,299	2,923,363

Company(1)(2)	Industry	Type of Investment	Maturity	Par Amount	Cost	Fair Value	% of Net Assets(3)
Path Medical, LLC	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loan LIBOR + 9.500%, 1.000% Floor, PIK (5)(7)	10/11/2021	17,601,348	17,340,449	16,328,771	2.8%
		Senior Secured First Lien Term Loan LIBOR + 10.000%, 1.000% Floor (5)(6)(7)	10/11/2021	328,000	328,000	327,836	0.1%
		Warrants - 36,716 warrants(5)(11)	1/9/2027	—	669,709	—	0.0%
				17,929,348	18,338,158	16,656,607
PetroChoice Holdings, Inc.	Chemicals, Plastics & Rubber	Senior Secured Second Lien Term Loan LIBOR + 8.750%, 1.000% Floor (4)(5)	8/21/2023	9,000,000	9,000,000	8,422,200	1.5%
				9,000,000	9,000,000	8,422,200
Polymer Solutions Group Holdings, LLC	Chemicals, Plastics & Rubber	Senior Secured First Lien Term Loan LIBOR + 6.750%, 1.000% Floor (5)(7)	6/30/2021	1,090,722	1,090,722	1,083,414	0.2%
				1,090,722	1,090,722	1,083,414
Project Silverback Holdings Corp.	High Tech Industries	Senior Secured First Lien Term Loan LIBOR + 3.500%, 1.000% Floor (4)	8/21/2024	4,887,500	4,338,566	4,257,990	0.7%
				4,887,500	4,338,566	4,257,990
Proppants Holdings, LLC	Energy: Oil & Gas	Common Units - 161,852 units (11)		—	874,363	809,260	0.1%
		Common Units - 161,852 units (11)		—	8,832	8,093	0.0%
				—	883,195	817,353
PT Network, LLC	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loan LIBOR + 5.500%, 1.000% Floor (4)(5)	11/30/2023	7,969,098	7,511,671	7,450,310	1.4%
		Membership Units - 1.441 units (5)(11)		—	—	—	0.1%
				7,969,098	7,511,671	7,450,310
RateGain Technologies, Inc.	Hotel, Gaming & Leisure	Subordinated Notes (5)(11)	7/31/2020	440,050	440,050	440,050	0.1%
		Subordinated Notes (5)(11)	7/31/2021	476,190	476,190	476,190	0.1%
				916,240	916,240	916,240
Redwood Services Group, LLC	Services: Business	Senior Secured First Lien Term Loan LIBOR + 6.000%, 1.000% Floor (4)(5)	6/6/2023	22,837,649	22,837,649	22,791,974	3.9%
		Revolving Credit Facility LIBOR + 6.000%, 1.000% Floor (4)(5)(6)	6/6/2023	1,150,000	1,150,000	1,148,562	0.2%
				23,987,649	23,987,649	23,940,536
Resolute Investment Managers, Inc.	Banking, Finance, Insurance & Real Estate	Senior Secured Second Lien Term Loan LIBOR + 7.500%, 1.000% Floor (4)(5)	4/30/2023	7,950,000	7,914,608	7,950,000	1.3%
				7,950,000	7,914,608	7,950,000
Rhombus Cinema Holdings, LP	Media: Diversified & Production	Preferred Equity 10.000% - 7,449 shares (5)(9)		—	4,584,207	2,979,615	0.5%
		Common Units - 3,163 units (5)(8)(11)		—	3,162,793	—	0.0%
				—	7,747,000	2,979,615
SavATree, LLC	Environmental Industries	Senior Secured First Lien Term Loan LIBOR + 5.000%, 1.000% Floor (4)(5)	6/2/2022	4,333,601	4,333,601	4,333,601	0.7%
				4,333,601	4,333,601	4,333,601
SFP Holding, Inc.	Construction & Building	Senior Secured First Lien Term Loan LIBOR + 6.250%, 1.000% Floor (5)(6)(11)	9/1/2022	9,367,373	9,367,373	9,367,373	1.6%
		Senior Secured First Lien Delayed Draw Term Loan LIBOR + 6.250%, 1.000% Floor (5)(6)(11)	9/1/2022	161,625	161,625	161,625	0.0%
		Equity - 0.803% of outstanding equity (5)(11)		—	657,115	591,403	0.1%
				9,528,998	10,186,113	10,120,401

Company(1)(2)	Industry	Type of Investment	Maturity	Par Amount	Cost	Fair Value	% of Net Assets(3)
Shift4 Payments, LLC	Banking, Finance, Insurance & Real Estate	Senior Secured Second Lien Term Loan LIBOR + 4.500%, 1.000% Floor (4)(5)	11/29/2024	3,491,094	3,474,373	3,502,266	0.6%
		Senior Secured Second Lien Term Loan LIBOR + 8.500%, 1.000% Floor (4)(5)	11/28/2025	9,950,000	9,875,970	9,950,000	1.7%
				13,441,094	13,350,343	13,452,266
Ship Supply Acquisition Corporation	Services: Business	Senior Secured First Lien Term Loan LIBOR + 8.000%, 1.000% Floor (4)(5)(13)	7/31/2020	21,799,085	21,427,121	—	0.0%
				21,799,085	21,427,121	—
Simplified Logistics, LLC	Services: Business	Senior Secured First Lien Term Loan LIBOR + 6.500%, 1.000% Floor (4)(5)(6)	2/28/2022	18,481,420	18,481,420	18,481,420	3.1%
				18,481,420	18,481,420	18,481,420
SMART Financial Operations, LLC	Retail	Preferred Equity - 1,000,000 units (5)(9)(11)		—	1,000,000	760,000	0.1%
				—	1,000,000	760,000
Smile Doctors, LLC	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loan LIBOR + 6.000%, 1.000% Floor (4)(5)	10/6/2022	8,250,167	8,250,167	8,078,563	1.4%
		Senior Secured First Lien Delayed Draw Term Loan LIBOR + 6.000%, 1.000% Floor (4)(5)(6)	10/6/2022	4,642,608	4,642,608	4,525,356	0.8%
				12,892,775	12,892,775	12,603,919
Sound Point CLO XX, Ltd.	Multi-Sector Holdings	Subordinated Notes 12.370% effective yield (5)(8)(9)(10)	7/26/2031	4,489,000	3,895,539	3,736,644	0.6%
				4,489,000	3,895,539	3,736,644
Starfish Holdco, LLC	High Tech Industries	Senior Secured Second Lien Term Loan LIBOR + 9.000%, 1.000% Floor (5)(7)	8/18/2025	4,000,000	3,957,111	3,862,000	0.7%
				4,000,000	3,957,111	3,862,000
Sungard AS New Holdings, LLC	Services: Business	Senior Secured First Lien Term Loan LIBOR + 4.000%, 1.000% Floor, 2.500% PIK (4)	11/3/2022	4,994,410	4,994,410	4,078,935	0.7%
		Senior Secured First Lien Term Loan LIBOR + 7.500%, 1.000% Floor (4)	2/3/2022	714,915	698,047	693,467	0.1%
		Membership units - 73,135 units (11)		—	2,163,076	2,163,041	0.4%
				5,709,325	7,855,533	6,935,443
Team Car Care, LLC	Automotive	Senior Secured First Lien Term Loan LIBOR + 8.000%, 1.000% Floor (4)	2/23/2023	14,091,320	14,091,319	13,926,451	2.4%
				14,091,320	14,091,319	13,926,451
Techniplas, LLC	Automotive	Senior Secured First Lien Notes 10.000% (8)	5/1/2020	6,000,000	6,000,000	5,137,200	0.9%
				6,000,000	6,000,000	5,137,200
Tensar Corporation	Capital Equipment	Senior Secured First Lien Term Loan LIBOR + 4.750%, 1.000% Floor, 3.000% PIK (4)	7/9/2021	6,900,187	6,778,258	6,537,927	1.1%
				6,900,187	6,778,258	6,537,927
The Imagine Group LLC	Media: Advertising, Printing & Publishing	Senior Secured Second Lien Term Loan LIBOR + 8.750%, 1.000% Floor (5)(7)(13)	6/21/2023	8,950,000	8,623,411	1,700,500	0.3%
				8,950,000	8,623,411	1,700,500
The Octave Music Group, Inc.	Media: Diversified & Production	Senior Secured Second Lien Term Loan LIBOR + 8.250%, 1.000% Floor (5)(7)	5/27/2022	6,532,258	6,532,258	6,513,968	1.1%
				6,532,258	6,532,258	6,513,968
True Religion Apparel, Inc.	Retail	Senior Secured First Lien Term Loan 10.000% (13)	10/27/2022	179,896	134,083	23,386	0.0%
		Common Stock - 2,448 shares(11)		—	—	—	0.0%
		Warrants - 1,122 warrants (11)		—	—	—	0.0%
				179,896	134,083	23,386

Company(1)(2)	Industry	Type of Investment	Maturity	Par Amount	Cost	Fair Value	% of Net Assets(3)
Velocity Pooling Vehicle, LLC	Automotive	Senior Secured First Lien Term Loan LIBOR + 11.000%, 1.000% Floor (4)(5)	4/28/2023	794,055	747,813	704,803	0.1%
		Common units - 4,676 units (5)(11)		—	259,938	17,956	0.0%
		Warrants - 5,591 warrants(5)(11)	3/30/2028	—	310,802	21,469	0.0%
				794,055	1,318,553	744,228
Vertafore, Inc.	High Tech Industries	Senior Secured Second Lien Term Loan LIBOR + 7.250%, 1.000% Floor (5)(7)	7/2/2026	9,950,000	9,818,168	9,827,615	1.7%
				9,950,000	9,818,168	9,827,615
VOYA CLO 2016-2, LTD.	Multi-Sector Holdings	Subordinated Notes 6.704% effective yield (5)(8)(9)(10)	7/19/2028	11,088,290	8,296,086	6,199,335	1.0%
				11,088,290	8,296,086	6,199,335
VOYA CLO 2015-2, LTD.	Multi-Sector Holdings	Subordinated Notes 16.348% effective yield (5)(8)(9)(10)	7/19/2028	10,735,659	6,716,495	6,026,473	1.0%
				10,735,659	6,716,495	6,026,473
Walker Edison Furniture Company LLC	Consumer Goods: Durable	Senior Secured First Lien Term Loan LIBOR + 6.500%, 1.000% Floor (4)(5)	9/26/2024	14,625,000	14,625,000	14,771,250	2.5%
		Common units - 2,000 units (5)(9)(11)		—	2,000,000	4,111,210	0.7%
				14,625,000	16,625,000	18,882,460
Watermill-QMC Midco, Inc.	Automotive	Equity - 1.62% partnership interest (5)(9)(11)		—	902,277	53,776	0.0%
				—	902,277	53,776

Total non-controlled/non-affiliated investments					651,393,473	567,402,503	96.0%

Controlled/affiliated investments - 18.3% (14)
1888 Industrial Services, LLC	Energy: Oil & Gas	Revolving Credit Facility LIBOR + 5.000%, 1.000% Floor (4)(5)(6)	9/30/2021	1,183,094	1,183,094	1,183,094	0.2%
		Senior Secured First Lien Term Loan LIBOR + 5.000%, 1.000% Floor (4)(5)	9/30/2021	3,315,574	3,315,574	3,315,574	0.6%
		Senior Secured First Lien Term Loan LIBOR + 8.000%, 1.000% Floor, PIK (4)(5)(13)	9/30/2021	8,454,467	6,816,029	2,113,617	0.4%
		Senior Secured First Lien Term Loan LIBOR + 5.000%, 1.000% Floor (4)(5)	6/30/2021	416,940	416,940	416,940	0.1%
		Senior Secured First Lien Term Loan LIBOR + 5.000%, 1.000% Floor (4)(5)	9/19/2020	79,986	79,986	79,986	0.0%
		Senior Secured First Lien Term Loan LIBOR + 5.000%, 1.000% Floor (4)(5)	9/19/2020	288,300	288,300	288,300	0.0%
		Units - 7,546.76 units (5)(11)		—	—	—	0.0%
				13,738,361	12,099,923	7,397,511
Access Media Holdings, LLC	Media: Broadcasting & Subscription	Senior Secured First Lien Term Loan 10.000% PIK (5)(7)(13)	7/22/2020	9,005,670	7,458,342	2,251,418	0.4%
		Common Stock - 140 units (5)(9)(11)		—	—	—	0.0%
		Preferred Equity - 1,400,000 units (5)(9)(11)		—	1,400,000	—	0.0%
		Preferred Equity - 700,000 units (5)(9)(11)		—	700,000	—	0.0%
		Preferred Equity - 849,800 units (5)(6)(9)(11)		—	849,800	(88,200)	0.0%
				9,005,670	10,408,142	2,163,218
Caddo Investors Holdings 1 LLC	Forest Products & Paper	Equity - 12.250% LLC Interest (5)(9)(15)		—	5,027,482	5,765,253	1.0%
				—	5,027,482	5,765,253
Charming Charlie LLC	Retail	Senior Secured First Lien Term Loan LIBOR + 10.000%, 1.000% Floor (4)(13)	4/24/2023	3,412,549	3,121,470	—	0.0%

Company(1)(2)	Industry	Type of Investment	Maturity	Par Amount	Cost	Fair Value	% of Net Assets(3)
		Senior Secured First Lien Term Loan LIBOR + 10.000%, 1.000% Floor (4)(13)	4/24/2023	4,178,224	2,737,658	—	0.0%
		Senior Secured First Lien Term Loan 20.000%	5/15/2020	150,642	150,642	112,981	0.0%
		Senior Secured First Lien Delayed Draw Term Loan 20.000% (7)(13)	5/15/2020	837,367	837,367	628,025	0.1%
		Common Stock - 34,923,249 shares (11)		—	—	—	0.0%
				8,578,782	6,847,137	741,006
Dynamic Energy Services International LLC	Energy: Oil & Gas	Senior Secured First Lien Term Loan 13.500% PIK(5)(7)(13)	12/31/2021	6,089,982	4,449,025	692,431	0.1%
		Common Units - 6,500,000 units (5)(11)		—	—	—	0.0%
				6,089,982	4,449,025	692,431
Kemmerer Operations, LLC	Metals & Mining	Senior Secured First Lien Term Loan 15.000% PIK	6/21/2023	1,834,227	1,834,227	1,834,227	0.3%
		Senior Secured First Lien Delayed Draw Term Loan 15.000% PIK (6)	6/21/2023	461,035	461,035	461,035	0.1%
		Common Units - 6.7797 units (11)		—	962,717	962,760	0.2%
				2,295,262	3,257,979	3,258,022
MCM 500 East Pratt Holdings, LLC	Banking, Finance, Insurance & Real Estate	Equity - 5,000,000 units (9)(11)		—	5,000,000	7,350,000	1.2%
				—	5,000,000	7,350,000
MCM Capital Office Park Holdings LLC	Banking, Finance, Insurance & Real Estate	Equity - 7,500,000 units (9)(11)		—	7,500,000	11,775,000	2.0%
				—	7,500,000	11,775,000
Sierra Senior Loan Strategy JV I LLC	Multi-Sector Holdings	Equity - 87.5% ownership of SIC Senior Loan Strategy JV I LLC (6)(9)(15)		92,050,000	92,050,000	68,434,389	11.6%
				92,050,000	92,050,000	68,434,389
TwentyEighty, Inc.	Services: Business	Common Units - 58,098 units(11)		—	—	644,597	0.1%
				—	—	644,597

Total controlled/affiliated investments					146,639,688	108,221,427	18.3%

Money Market Fund - 32.5%
State Street Institutional Liquid Reserves Fund		Money Market 1.730%(12)		82,288,653	82,296,916	82,296,882	13.9%
Federated Institutional Prime Obligations Fund		Money Market 1.740% (12)		109,958,375	109,958,375	109,958,375	18.6%
Total money market fund				$192,247,028	$192,255,291	$192,255,257	32.5%

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
(4)

The interest rate on these loans is subject to a base rate plus 3 Month “3M” LIBOR, which at December 31, 2019 was 1.91%. As the interest rate is subject to a minimum LIBOR floor, the prevailing rate in effect at December 31, 2019 was the base rate plus the LIBOR floor or 3M LIBOR.

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

(8)

Securities are exempt from registration under Rule 144A of the Securities Act of 1933. These securities represent a fair value of $66,981,461 or 11.3% of net assets as of December 31, 2019 and are considered restricted.

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

December 31, 2020

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

On April 17, 2012, the Company successfully reached its minimum escrow requirement and officially commenced operations by issuing 1,108,033 shares of common stock to SIC Advisors for gross proceeds of $10,000,000. On July 2, 2018, the Company’s board of directors determined to terminate the Company’s offering effective as of July 31, 2018. The Company has sold a total of 102,630,605 shares of common stock, which includes shares issued as part of the distribution reinvestment plan (see Note 13), for total proceeds of $1.0 billion, which includes the shares sold to SIC Advisors. The proceeds from the issuance of common stock are presented in the Company’s Consolidated Statements of Changes in Net Assets and Consolidated Statements of Cash Flows and are presented net of selling commissions and dealer manager fees.

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

Note 2. Significant Accounting Policies

Basis of Presentation

The Company follows the accounting and reporting guidance in the Financial Accounting Standards Board Accounting Standards Codification ("ASC") Topic 946 - Financial Services, Investment Companies ("ASC 946"). The accompanying consolidated financial statements have been prepared on the accrual basis of accounting in conformity with U.S. generally accepted accounting principles (“GAAP”) and includes the accounts of the Company and its wholly-owned subsidiaries, Alpine, Arbor, and the Taxable Subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. All references made to the “Company,” “we,” and “us” herein include Sierra Income Corporation and its consolidated subsidiaries, except as stated otherwise. Additionally, the accompanying consolidated financial statements of the Company and related financial information have been prepared pursuant to the requirements for reporting on Form 10-K and Article 10 of Regulation S-X of the Securities Act of 1933. All intercompany balances and transactions have been eliminated.

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

The Company holds debt investments that contain a payment-in-kind ("PIK") interest provision. PIK interest, which represents contractually deferred interest added to the investment balance that is generally due at maturity, is recorded on an accrual basis to the extent such amounts are expected to be collected. PIK interest is not accrued if the Company does not expect the issuer to be able to pay all principal and interest when due. For the years ended December 31, 2020, 2019 and 2018, the Company earned $2,024,218, $4,155,616 and $4,275,731 in PIK interest, respectively.

Investment transactions are accounted for on a trade-date basis. Realized gains or losses on investments are measured by the difference between the net proceeds from the disposition and the amortized cost basis of investment, without regard to unrealized gains or losses previously recognized. During the year ended December 31, 2019, the Company recognized $16,060,644, in realized losses related to certain non-cash restructuring transactions, which are recorded on the Consolidated Statements of Operations as a component of net realized gain/(loss) from controlled/affiliated investments. During the years ended December 31, 2020 and December 31, 2018, the Company did not recognize any realized gains or losses related to non-cash restructuring transactions from controlled/affiliated investments. During the years ended December 31, 2020, 2019 and 2018, the Company recognized $7,627,874, $6,990,377 and $47,049,926, respectively, in realized losses related to certain non-cash restructuring transactions, which are recorded on the Consolidated Statements of Operations as a component of net realized gain/(loss) from non-controlled/non-affiliated investments. The Company reports changes in fair value of investments that are measured at fair value as a component of the net change in unrealized appreciation/(depreciation) on investments in the Consolidated Statements of Operations. For total return swap transactions (see Note 5), periodic payments are received or made at the end of each settlement period, but prior to settlement are recorded as realized gains or losses on total return swap in the Consolidated Statements of Operations.

Management reviews all loans that become 90 days or more past due on principal and interest or when there is reasonable doubt that principal or interest will be collected for possible placement on management's designation of non-accrual status. Accrued interest is generally reserved when a loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment regarding collectability. Loans on non-accrual status are restored to accrual status when past due principal and interest is paid and, in management’s judgment, are likely to remain current, although the Company may make exceptions to this general rule if the loan has sufficient collateral value and is in the process of collection. As of December 31, 2020, certain investments in twelve portfolio companies were on non-accrual status with a combined cost of $83,537,754, or 11.9% of the cost of the Company's portfolio, and a combined fair value of $30,649,219, or 5.1% of the fair value of the Company's portfolio. As of  December 31, 2019, certain investments in ten portfolio companies were on non-accrual status with a combined cost of $92,443,091, or 11.6% of the cost of the Company's portfolio, and a combined fair value of $17,447,291 or 2.6% of the fair value of the Company's portfolio.

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

Investments for which market quotations are readily available are valued at such market quotations, which are generally obtained from an independent pricing service or multiple broker-dealers or market makers. The Company weighs the use of third-party broker quotations, if any, in determining fair value based on management's understanding of the level of actual transactions used by the broker to develop the quote and whether the quote was an indicative price or binding offer. However, debt investments with remaining maturities within 60 days that are not credit impaired are valued at cost plus accreted discount, or minus amortized premium, which approximates fair value. Investments for which market quotations are not readily available are valued at fair value as determined by the Company’s board of directors based upon input from management and third-party valuation firms. Because these investments are illiquid and there may not be any directly comparable companies whose financial instruments have observable market values, these loans are valued using a fundamental valuation methodology, consistent with traditional asset pricing standards, that is objective and consistently applied across all loans and through time.

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

U.S. Federal Income Taxes

The Company has elected, and intends to qualify annually, to be treated as a RIC under Subchapter M of the Code. In order to continue to qualify as a RIC, among other things, the Company is required to meet certain source of income and asset diversification requirements and timely distribute to its stockholders at least 90% of the sum of its investment company taxable income ( "ICTI") including PIK, as defined by the Code, and net tax-exempt interest income (which is the excess of the Company’s gross tax-exempt interest income over certain disallowed deductions) for each taxable year in order to be eligible for tax treatment under Subchapter M of the Code. Depending on the level of ICTI earned in a tax year, the Company may choose to carry forward ICTI in excess of current year dividend distributions into the next tax year. Any such carryover ICTI must be distributed before the end of that next tax year through a dividend declared prior to filing the final tax return related to the year which generated such ICTI.

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

The Taxable Subsidiaries accrue income taxes payable based on the applicable corporate rates on the unrealized gains generated by the investments held by the Taxable Subsidiaries. As of December 31, 2020 and 2019, the Company recorded a deferred tax liability of $2,390,596 and $240,935, respectively, on the Consolidated Statements of Assets and Liabilities. The change in deferred tax liabilities is included as a component of net realized and unrealized gain/(loss) on investments on the Consolidated Statements of Operations.

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

The Company accounts for income taxes in conformity with ASC Topic 740 - Income Taxes (“ASC 740”). ASC 740 provides guidelines for how uncertain tax positions should be recognized, measured, presented and disclosed in financial statements. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions deemed to meet the “more-likely-than-not” threshold would be recorded as a tax benefit or expense in the current period. The Company recognizes interest and penalties, if any, related to unrecognized tax benefits as income tax expense in the Consolidated Statements of Operations. There were no interest or penalties due to material uncertain income tax positions at December 31, 2020, 2019 and 2018.

Permanent differences between ICTI and net investment income for financial reporting purposes are reclassified among capital accounts in the financial statements to reflect their tax character. During the years ended December 31, 2020, 2019 and 2018, the Company reclassified for book purposes amounts arising from permanent book/tax differences related to reversal of subsidiary blocker level income, and net operation losses.

	As of December 31,
	2020	2019	2018
Capital in excess of par value	$(6,624,791)	$14,070,485	$2,281,761
Total distributable earnings/(loss)	6,624,791	(14,070,485)	(2,281,761)

The following table reflects, for U.S. federal income tax purposes, the sources of the cash distributions that the Company has paid on its common stock during the years ended December 31, 2020, 2019 and 2018:

	2020		2019		2018
Source of Distribution	Distribution Amount	Percentage	Distribution Amount	Percentage	Distribution Amount	Percentage
Ordinary income	$—	—%	$38,237,797	59.6%	$62,256,547	100.0%
Tax Return of Capital	$13,838,034	100.0%	$25,924,607	40.4%	$—	—%
Distributions on a tax basis:	$13,838,034	100.0%	$64,162,404	100.0%	$62,256,547	100.0%

For U.S. federal income tax purposes, the aggregate cost of investments owned as of December 31, 2020, 2019 and 2018 was $694,702,931, $795,136,133 and $1,010,325,183, respectively. For the year ended December 31, 2020, gross unrealized appreciation and depreciation for U.S. federal income tax purposes were $28,388,444 and $119,104,895, respectively, resulting in net unrealized depreciation of $90,716,451. For the year ended December 31, 2019, gross unrealized appreciation and depreciation for U.S. federal income tax purposes were $13,220,556 and $132,732,759, respectively, resulting in net unrealized depreciation of $119,512,203. For the year ended December 31, 2018, gross unrealized appreciation and depreciation for U.S. federal income tax purposes were $11,096,251 and $97,940,672, respectively, resulting in net unrealized depreciation of $86,844,421.

The following table shows the components of distributable earnings/(accumulated deficits) on a tax basis which includes temporary and other book/tax differences, primarily relating to wash sales, passive foreign investment company un-reversed inclusions, partnership basis adjustments, defaulted bond income accruals, upfront fees remaining to be amortized, outstanding loan fees, basis adjustments outstanding on controlled foreign corporations and open TRS swap marked to market as of December 31, 2020, 2019 and 2018:

	2020	2019	2018
Ordinary income	$—	$—	$377,319
Other temporary differences	—	—	—
Short term capital loss carryover	(21,494,988)	(21,992,433)	(11,404,648)
Long term capital loss carryover	(210,582,597)	(136,948,241)	(98,932,911)
Unrealized appreciation (depreciation)	(93,021,716)	(119,666,572)	(86,757,821)
Components of tax distributable earnings/(accumulated deficits) at year end	$(325,099,301)	$(278,607,246)	$(196,718,061)

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

Note 3. Investments

The following table shows the amortized cost and the fair value of the Company’s portfolio investments as of December 31, 2020:

	Amortized Cost	Percentage	Fair Value	Percentage
Senior secured first lien term loans	$369,385,810	52.7%	$315,490,601	52.3%
Senior secured second lien term loans	103,081,287	14.7%	93,794,917	15.5%
Senior secured first lien notes	8,473,750	1.2%	8,548,755	1.4%
Subordinated notes	65,561,840	9.4%	50,039,500	8.3%
Sierra Senior Loan Strategy JV I LLC	110,050,000	15.7%	81,788,964	13.5%
Equity/warrants	44,451,252	6.3%	54,323,743	9.0%
Total	$701,003,939	100.0%	$603,986,480	100.0%

The following table shows the amortized cost and the fair value of the Company’s portfolio investments as of December 31, 2019:

	Amortized Cost	Percentage	Fair Value	Percentage
Senior secured first lien term loans	$382,580,269	48.0%	$328,816,197	48.7%
Senior secured second lien term loans	157,794,323	19.8	122,817,885	18.2
Senior secured first lien notes	15,217,625	1.9	14,354,825	2.1
Subordinated notes	70,422,851	8.8	63,021,420	9.3
Sierra Senior Loan Strategy JV I LLC	92,050,000	11.5	68,434,389	10.1
Equity/warrants	79,968,093	10.0	78,179,214	11.6
Total	$798,033,161	100.0%	$675,623,930	100.0%

The following table shows the composition of the Company’s portfolio investments by industry classification at amortized cost and fair value as of December 31, 2020:

	Amortized Cost	Percentage	Fair Value	Percentage
Multi-Sector Holdings	$174,660,001	24.9%	$131,792,864	21.8%
Services: Business	79,260,551	11.3%	73,716,395	12.2%
High Tech Industries	75,519,344	10.8%	71,792,022	11.9%
Healthcare & Pharmaceuticals	68,599,968	9.8%	58,275,198	9.6%
Consumer Goods: Durable	32,045,028	4.6%	41,016,292	6.8%
Construction & Building	42,928,750	6.1%	38,356,358	6.4%
Banking, Finance, Insurance & Real Estate	27,848,664	4.0%	37,620,161	6.2%
Aerospace & Defense	33,558,896	4.8%	29,723,725	4.9%
Hotel, Gaming & Leisure	36,326,705	5.2%	24,013,769	4.0%
Automotive	18,886,756	2.7%	17,404,476	2.9%
Containers, Packaging & Glass	15,206,840	2.2%	15,120,424	2.5%
Environmental Industries	5,041,430	0.7%	10,052,691	1.7%
Services: Consumer	9,700,000	1.4%	9,725,000	1.6%
Chemicals, Plastics & Rubber	10,060,861	1.4%	9,063,498	1.5%
Forest Products & Paper	6,477,887	0.9%	7,770,704	1.3%
Media: Diversified & Production	15,474,145	2.2%	6,780,000	1.1%
Transportation: Cargo	6,877,294	1.0%	6,770,781	1.1%
Transportation: Consumer	7,975,416	1.1%	6,068,082	1.0%
Metals & Mining	3,492,436	0.5%	3,492,479	0.6%
Energy: Oil & Gas	20,868,832	3.0%	2,625,018	0.4%
Wholesale	2,212,919	0.3%	1,746,044	0.3%
Retail	7,934,347	1.1%	1,012,358	0.2%
Beverage & Food	46,869	0.0%	48,141	0.0%
Total	$701,003,939	100.0%	$603,986,480	100.0%

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

The following table shows the composition of the Company’s portfolio investments by geography classification at fair value as of December 31, 2020 and 2019:

	December 31, 2020		December 31, 2019
Geography	Fair Value	Percentage	Fair Value	Percentage
United States	$553,982,580	91.7%	$613,779,669	90.8%
Cayman Islands	50,003,900	8.3%	61,844,261	9.2%
Total	$603,986,480	100.0%	$675,623,930	100.0%

Transactions with Controlled/Affiliated Companies

During the years ended December 31, 2020 and 2019, the Company had investments in portfolio companies designated as controlled/affiliated investments under the 1940 Act. Transactions with controlled/affiliated investments were as follows:

Name of Investment(3)	Type of Investment	Fair Value at December 31, 2019	Purchases/ (Sales) of Investments	Transfers In/(Out) of Investments	Net change in unrealized appreciation/ (depreciation)	Realized Gain/(Loss)	Fair Value at December 31, 2020	Income Earned
1888 Industrial Services, LLC	Revolving Credit Facility	$1,183,094	$60,830	$—	$—	$—	$1,243,924	$80,161
	Senior Secured First Lien Term Loan	3,315,574	—	—	(3,315,574)	—	—	—
	Senior Secured First Lien Term Loan	2,113,617	—	—	(2,113,617)	—	—	—
	Senior Secured First Lien Term Loan	416,940	(13,223)	—	27,459	—	431,176	—
	Senior Secured First Lien Term Loan	79,986	(79,986)	—	—	—	—	3,860
	Senior Secured First Lien Term Loan	288,300	(288,300)	—	—	—	—	13,913
	Membership Units	—	(35,600)	—	—	35,600	—	—
Access Media Holdings, LLC	Senior Secured First Lien Term Loan	2,251,418	(1,045,943)	—	5,206,924	(6,412,399)	—	524,710
	Common Stock	—	—	—	—	—	—	—
	Preferred Equity	—	—	—	1,400,000	(1,400,000)	—	—
	Preferred Equity	—	—	—	700,000	(700,000)	—	—
	Preferred Equity	(88,200)	—	—	938,000	(849,800)	—	—
Black Angus Steakhouses, LLC	Senior Secured First Lien Term Loan	—	334,821	1,562,500	—	—	1,897,321	93,471
	Senior Secured First Lien Term Loan	—	—	20,457,589	(11,396,697)	—	9,060,892	—
	Senior Secured First Lien Term Loan	—	3,055,556	—	—	—	3,055,556	36,510
	Equity	—	—	—	—	—	—	—
Caddo Investors Holdings 1 LLC	Equity	5,765,253	44,667	—	556,452	—	6,366,372	—
Charming Charlie LLC	Senior Secured First Lien Term Loan	—	—	—	—	—	—	—
	Senior Secured First Lien Term Loan	—	—	—	—	—	—	—
	Senior Secured First Lien Term Loan	112,981	(12,125)	—	(29,575)	—	71,281	—
	Senior Secured First Lien Term Loan	628,025	(67,399)	—	(164,401)	—	396,225	—
	Common Stock	—	—	—	—	—	—	—
Dynamic Energy Services International LLC	Revolving Credit Facility	—	—	—	—	—	—	—
	Senior Secured First Lien Term Loan	692,431	—	—	(198,961)	—	493,470	(8,948)
	Equity	—	—	—	—	—	—	—

Name of Investment(3)	Type of Investment	Fair Value at December 31, 2019	Purchases/ (Sales) of Investments	Transfers In/(Out) of Investments	Net change in unrealized appreciation/ (depreciation)	Realized Gain/(Loss)	Fair Value at December 31, 2020	Income Earned
Kemmerer Operations, LLC	Senior Secured First Lien Term Loan	1,834,227	296,126	—	—	—	2,130,353	296,250
	Senior Secured First Lien Delayed Draw Term Loan	461,035	(61,669)	—	—	—	399,366	73,898
	Equity	962,760	—	—	—	—	962,760	—
MCM 500 East Pratt Holdings, LLC	Equity	7,350,000	—	—	—	—	7,350,000	423,119
MCM Capital Office Park Holdings LLC	Equity	11,775,000	—	—	3,750,000	—	15,525,000	879,369
Sierra Senior Loan Strategy JV I LLC(2)	Equity	68,434,389	18,000,000	—	(4,645,425)	—	81,788,964	4,381,828
TwentyEighty, Inc.	Common Units	644,597	(621,650)	—	(644,597)	621,650	—	—

Total		$108,221,427	$19,566,105	$22,020,089	$(9,930,012)	$(8,704,949)	$131,172,660	$6,798,141

Name of Investment(3)	Type of Investment	Fair Value at December 31, 2018	Purchases/ (Sales) of Investments	Transfers In/(Out) of Investments	Net change in unrealized appreciation/ (depreciation)	Realized Gain/(Loss)	Fair Value at December 31, 2019	Income Earned
1888 Industrial Services, LLC	Revolving Credit Facility	$943,344	$239,750	$—	$—	$—	$1,183,094	$92,014
	Senior Secured First Lien Term Loan	3,144,481	171,093	—	—	—	3,315,574	240,273
	Senior Secured First Lien Term Loan	6,005,623	(206,393)	—	(3,685,613)	—	2,113,617	—
	Senior Secured First Lien Term Loan	—	416,940	—	—	—	416,940	15,206
	Senior Secured First Lien Term Loan	—	79,986	—	—	—	79,986	1,617
	Senior Secured First Lien Term Loan	—	288,300	—	—	—	288,300	4,757
	Membership Units	—	—	—	—	—	—	—
Access Media Holdings, LLC	Senior Secured First Lien Term Loan	5,141,747	35,935	—	(2,926,264)	—	2,251,418	—
	Common Stock	—	—	—	—	—	—	—
	Preferred Equity	—	—	—	—	—	—	—
	Preferred Equity	—	—	—	—	—	—	—
	Preferred Equity	(88,200)	—	—	—	—	(88,200)	—
Caddo Investors Holdings 1 LLC	Equity	5,186,935	54,619	—	523,699	—	5,765,253	—
Capstone Nutrition, Inc.	Senior Secured First Lien Term Loan	9,524,176	(1,413,538)		6,128,103	(14,238,741)	—	2,776,469
	Senior Secured First Lien Delayed Draw Term Loan	4,282,981	(635,662)	—	2,985,858	(6,633,177)	—	1,248,566
	Senior Secured First Lien Incremental Delayed Draw Term Loan	1,745,510	(1,745,510)	—	—	—	—	319,581
	Common Stock	—	—	—	9	(9)	—	—
	Common Stock	—	—	—	—	—	—	—
	Common Stock	—	—	—	300,002	(300,002)	—	—
Charming Charlie LLC	Senior Secured First Lien Term Loan	3,121,470	—	—	(3,121,470)	—	—	—
	Senior Secured First Lien Term Loan	1,515,547	—	—	(1,515,547)	—	—	—
	Senior Secured First Lien Term Loan	182,617	(31,975)	—	(37,661)	—	112,981	41,702
	Senior Secured First Lien Term Loan	—	837,367	—	(209,342)	—	628,025	—
	Common Stock	—	—	—	—	—	—	—
Dynamic Energy Services International LLC	Revolving Credit Facility	—	(246,677)	246,677	—	—	—	60,352
	Senior Secured First Lien Term Loan	—	—	9,828,831	(3,756,594)	(5,379,806)	692,431	—
	Equity	—	—	—	—	—	—	—
Kemmerer Operations, LLC	Senior Secured First Lien Term Loan	—	461,035	—	—	—	461,035	54,448
	Senior Secured First Lien Delayed Draw Term Loan	—	1,834,227	—	—	—	1,834,227	140,076
	Equity	—	962,717	—	43	—	962,760	—
MCM 500 East Pratt Holdings, LLC	Equity	5,000,000	—	—	2,350,000	—	7,350,000	550,881
MCM Capital Office Park Holdings LLC	Equity	12,499,125	—	—	(724,125)	—	11,775,000	455,649
Medley Chiller Holdings LLC	Equity	9,098,157	(20,835,203)	—	(470,658)	12,207,704	—	557,697
Nomida LLC(1)	Equity	989,820	(771,420)	—	1,299,940	(1,518,340)	—	—
Sierra Senior Loan Strategy JV I LLC(2)	Equity	82,515,860	—	—	(14,081,471)	—	68,434,389	7,612,500
TwentyEighty, Inc.	Senior Secured First Lien Term Loan	6,975,035	(6,975,035)	—	—	—	—	425,894
	Senior Secured First Lien Term Loan	6,497,461	(6,521,105)	—	(91,097)	114,741	—	631,186
	Senior Secured First Lien Term Loan	319,870	(322,723)	—	2,102	751	—	18,846
	Senior Secured First Lien Term Loan	—	—	—	—	—	—	1,780
	Equity	404,943	(6,652,221)	—	239,654	6,652,221	644,597	—
Total		$165,006,502	$(40,975,493)	$10,075,508	$(16,790,432)	$(9,094,658)	$108,221,427	$15,249,494

(1)

Nomida LLC ("Nomida") is a non-public real estate investment formed by the Company to purchase and develop a residential property. The Company is the sole equity shareholder of Nomida and has provided 100% of the debt financing to the entity. The Company is Nomida’s sole member responsible for Nomida’s daily operations. In addition, the Chief Financial Officer and Secretary of the Company also serves as President of Nomida. The assets of Nomida are comprised of a residential development property in the city of Chicago, IL and the proceeds of the loan from the Company; the liabilities of Nomida consist of the loan payable to the Company. As of December 31, 2020, the investment has been realized.

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

(3)	The par amount and additional detail are shown in the consolidated schedules of investments

Purchases/(sales) of investments in controlled affiliates are included in the purchases and sales presented on the Consolidated Statements of Cash Flows for the year ended December 31, 2020. Transfers in/(out) of control/affiliates represents the fair value for the month an investment became or was removed as a controlled/affiliated investment. Income received from controlled/affiliates is included in total investment income on the Consolidated Statements of Operations for the years ended December 31, 2020 and 2019.

In connection with certain of the Company’s investments, the Company receives warrants which are obtained for the objective of increasing the total investment returns and are not held for hedging purposes. For the years ended December 31, 2020 and 2019, the total fair value of warrants were $13,195 and $21,469, respectively, and were included in investments at fair value on the Consolidated Statements of Assets and Liabilities. Total realized and change in unrealized gains/(losses) related to warrants for the years ended December 31, 2020, 2019 and 2018 were $8,274, $75,922 and $283,449, respectively and were recorded on the Consolidated Statements of Operations in those accounts. The warrants are received in connection with individual investments and are not subject to master netting arrangements.

As of December 31, 2020, the Company held investments it has made directly to 67 investee companies with aggregate principal amounts of $541.1 million. As of December 31, 2019, the Company held investments it has made directly to 62 investee companies with aggregate principal amounts of $643.5 million. During the years ended December 31, 2020, 2019 and 2018, the Company made 30, 65 and 94 investments to investee companies, respectively, with aggregate principal amounts of $133.3 million, $167.8 million and $232.7 million, respectively. The details of the Company’s investments have been disclosed on the consolidated schedule of investments as well as in Note 4.

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

As of December 31, 2020 Sierra JV had total capital commitments of $124.6 million, with the Company providing $110.1 million and GALIC providing $14.5 million. As of December 31, 2019 Sierra JV had total capital commitments of $116.0 million, with the Company providing $101.5 million and GALIC providing $14.5 million. As of December 31, 2020 approximately $124.5 million was funded relating to these commitments of which $110.1 million was from the Company. As of December 31, 2019 approximately $105.2 million was funded relating to these commitments of which $92.1 million was from the Company. The Company does not have the right to withdraw any of their respective capital commitment, unless in connection with a transfer of its membership interests. The Company may transfer full membership interests as long as it is approved by all members and transferred in a transaction exempt from the registration requirements of the Securities Act or applicable state securities laws.

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

The JV Facility is secured substantially by all of Sierra JV's assets, subject to certain exclusions set forth in the JV Facility. As of December 31, 2020 and December 31, 2019, there was $124.7 million and $204.9 million outstanding under the JV Facility, respectively.

The following table shows a summary of Sierra JV's portfolio as of December 31, 2020 and December 31, 2019:

	December 31, 2020	December 31, 2019
Senior secured loans(1)	$210,175,007	$255,853,296
Weighted average current interest rate on senior secured loans(2)	6.05%	6.86%
Number of borrowers in the Sierra JV	52	60
Investments at fair value	$196,605,878	$238,316,936
Largest loan to a single borrower(1)	$10,595,716	$10,826,856
Total of five largest loans to borrowers(1)	$38,163,663	$43,344,178

(1)	At par value.
(2)	Computed as the (a) annual stated interest rate on accruing senior secured loans, divided by (b) total senior secured loans at principal amount.

The following is a list of the individual investments in Sierra JV's portfolio as of December 31, 2020:

Company	Industry	Type of Investment	Maturity	Par Amount	Cost	Fair Value(1)
4Over International, LLC	Media: Advertising, Printing & Publishing	Senior Secured First Lien Term Loan (LIBOR + 6.00%)(2)	6/7/2022	$10,595,716	$10,595,716	$10,595,716
ADB Companies	Services: Business	Senior Secured First Lien Term Loan (LIBOR + 6.25%, 1.00% LIBOR Floor)(4)(6)	12/18/2025	2,500,000	2,425,370	2,425,000
Brook & Whittle Holding	Containers, Packaging & Glass	Senior Secured First Lien Term Loan (LIBOR + 7.00%, 1.00% LIBOR Floor)(4)	10/17/2024	5,000,000	5,000,000	5,000,000
Callaway Golf Company	Consumer Goods: Durable	Senior Secured First Lien Term Loan (LIBOR + 4.35%)(2)	1/2/2026	1,506,345	1,485,640	1,508,303
Cambrex Corporation	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loan (LIBOR + 5.00%, 1.00% LIBOR Floor)(2)	12/4/2026	4,000,000	3,980,210	3,980,000
Cardenas Markets LLC	Retail	Senior Secured First Lien Term Loan (LIBOR + 5.75%, 1.00% LIBOR Floor)(2)	11/29/2023	7,847,596	7,723,410	7,847,596
CHA Consulting, Inc.	Construction & Building	Senior Secured First Lien Term Loan (LIBOR + 4.50%, 1.00% LIBOR Floor)(4)	4/10/2025	1,336,961	1,332,898	1,297,788
CHA Consulting, Inc.	Construction & Building	Senior Secured First Lien Term Loan (LIBOR + 4.50%, 1.00% LIBOR Floor)(4)	4/10/2025	591,000	591,000	573,684
Covenant Surgical Partners, Inc.	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loan (LIBOR + 4.00%)(2)(6)	7/1/2026	4,937,812	4,898,946	4,741,270
CT Technologies Intermediate Holdings, Inc.	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loan (LIBOR + 5.00%, 1.00% LIBOR Floor)(2)	12/16/2025	5,000,000	4,975,931	4,975,000
Envision Healthcare Corporation	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loan (LIBOR + 3.75%)(2)	10/10/2025	1,935,500	1,889,054	1,608,981
GC EOS Buyer, Inc.	Automotive	Senior Secured First Lien Term Loan (LIBOR + 4.50%, 1.00% LIBOR Floor)(3)	8/1/2025	3,401,588	3,366,203	3,282,532
GK Holdings, Inc.	Services: Business	Senior Secured First Lien Term Loan (LIBOR + 6.00%, 1.00% LIBOR Floor)(4)(8)	1/20/2021	3,864,837	3,864,580	3,401,056
Glass Mountain Pipeline Holdings, LLC	Energy: Oil & Gas	Senior Secured First Lien Term Loan (LIBOR + 4.50%, 1.00% LIBOR Floor)(5)(8)	12/23/2024	4,838,188	4,827,833	2,431,189
Golden West Packaging Group LLC	Forest Products & Paper	Senior Secured First Lien Term Loan (LIBOR + 5.25%, 1.00% LIBOR Floor)(2)	6/20/2023	4,058,560	4,058,560	4,054,502

Company	Industry	Type of Investment	Maturity	Par Amount	Cost	Fair Value(1)
High Ridge Brands Co.	Consumer Goods: Non-Durable	Senior Secured First Lien Term Loan (9.25% Base Rate)(8)	6/30/2022	2,266,515	1,893,812	367,669
Infogroup, Inc.	Services: Business	Senior Secured First Lien Term Loan (LIBOR + 5.00%, 1.00% LIBOR Floor)(4)	4/3/2023	4,812,500	4,794,282	4,484,769
Intermediate LLC	High Tech Industries	Senior Secured First Lien Term Loan (LIBOR + 3.75%)(4)	7/1/2026	2,715,625	2,701,881	2,557,304
Isagenix International, LLC	Wholesale	Senior Secured First Lien Term Loan (LIBOR + 5.75%, 1.00% LIBOR Floor)(4)	6/16/2025	2,578,687	2,569,382	1,420,599
Ivanti Software, Inc.	High Tech Industries	Senior Secured First Lien Term Loan (LIBOR + 4.75%, 1.00% LIBOR Floor)(4)	12/1/2027	5,000,000	4,925,706	4,982,500
IXS Holdings, Inc.	Automotive	Senior Secured First Lien Term Loan (LIBOR + 5.00%, 1.00% LIBOR Floor)(4)	3/5/2027	2,976,933	2,950,597	2,979,016
Keystone Acquisition Corp.	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loan (LIBOR + 5.25%, 1.00% LIBOR Floor)(4)	5/1/2024	6,084,094	6,029,328	5,506,105
KNB Holdings Corporation	Consumer Goods: Durable	Senior Secured First Lien Term Loan (LIBOR + 5.50%, 1.00% LIBOR Floor)(4)	4/26/2024	4,711,121	4,666,373	3,574,799
Liasion Acquisition, LLC	High Tech Industries	Senior Secured First Lien Term Loan (LIBOR + 4.25%, 1.00% LIBOR Floor)(4)	12/20/2026	6,435,000	6,421,268	6,435,000
LifeMiles Ltd.	Services: Consumer	Senior Secured First Lien Term Loan (LIBOR + 5.50%, 1.00% LIBOR Floor)(2)	8/18/2022	4,078,218	4,070,961	3,843,721
Logmein	High Tech Industries	Senior Secured First Lien Term Loan (LIBOR + 3.75%)(2)	5/4/2026	3,000,000	2,941,452	2,985,900
Mileage Plus	Transportation: Consumer	Senior Secured First Lien Term Loan (LIBOR + 5.25%, 1.00% LIBOR Floor)(2)	6/21/2027	5,098,181	5,093,806	5,307,207
NGS US Finco, LLC	Capital Equipment	Senior Secured First Lien Term Loan (LIBOR + 4.25%, 1.00% LIBOR Floor)(2)	10/1/2025	2,935,723	2,926,468	2,847,651
NGS US Finco, LLC	Capital Equipment	Senior Secured First Lien Term Loan (LIBOR + 5.25%, 1.00% LIBOR Floor)(2)	10/1/2025	2,500,000	2,451,295	2,450,000
Northern Star Industries, Inc.	Capital Equipment	Senior Secured First Lien Term Loan (LIBOR + 4.75%, 1.00% LIBOR Floor)(5)	3/28/2025	4,133,125	4,120,550	3,797,102
NorthStar Group Services, Inc.	Environmental Industries	Senior Secured First Lien Term Loan (LIBOR + 5.50%, 1.00% LIBOR Floor)(4)	11/12/2026	5,000,000	4,925,521	4,925,500
Nuvei Technologies Corp.	Banking, Finance, Insurance & Real Estate	Senior Secured First Lien Term Loan (LIBOR + 4.00%, 0.75% LIBOR Floor)(2)	9/29/2025	3,000,000	3,000,000	3,003,900
Offen, Inc.	Transportation: Cargo	Senior Secured First Lien Term Loan (LIBOR + 5.00%, 1.00% LIBOR Floor)(4)	6/22/2026	4,944,911	4,916,534	4,772,829
Patriot Rail Company LLC	Transportation: Cargo	Senior Secured First Lien Term Loan (LIBOR + 5.25%)(4)	10/19/2026	1,736,875	1,708,056	1,739,133
Peraton Corp.	Aerospace and Defense	Senior Secured First Lien Term Loan (LIBOR + 5.25%, 1.00% LIBOR Floor)(2)	4/29/2024	3,362,879	3,354,861	3,358,843
PetroChoice Holdings, Inc.	Chemicals, Plastics and Rubber	Senior Secured First Lien Term Loan (LIBOR + 5.00%, 1.00% LIBOR Floor)(2)	8/19/2022	6,751,727	6,739,538	6,426,969

Company	Industry	Type of Investment	Maturity	Par Amount	Cost	Fair Value(1)
Plaskolite PPC Intermediate II LLC	Chemicals, Plastics and Rubber	Senior Secured First Lien Term Loan (LIBOR + 4.25%, 1.00% LIBOR Floor)(4)	12/15/2025	3,185,000	3,143,257	3,171,305
Port Townsend Holdings Company, Inc.	Forest Products & Paper	Senior Secured First Lien Term Loan (LIBOR + 4.75%, 1.00% LIBOR Floor)(2)(6)	4/3/2024	2,937,918	2,921,835	2,630,140
PT Network, LLC	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loan (LIBOR + 5.50%, 1.00% LIBOR Floor, 2% PIK)(5)(9)	11/30/2023	4,497,071	4,322,519	4,137,305
PT Network, LLC	Healthcare & Pharmaceuticals	Class C Common Stock(7)		1	-	-
PVHC Holding Corp	Containers, Packaging and Glass	Senior Secured First Lien Term Loan (LIBOR + 4.75%, 1.00% LIBOR Floor)(4)	8/2/2024	1,947,447	1,941,553	1,858,254
Quartz Holding Company	High Tech Industries	Senior Secured First Lien Term Loan (LIBOR + 4.00%)(2)	4/2/2026	949,061	948,258	926,569
RB Media, Inc.	Media: Diversified & Production	Senior Secured First Lien Term Loan (LIBOR + 4.25%, 1.00% LIBOR Floor)(2)	8/29/2025	5,632,559	5,597,474	5,592,568
Resolute	Banking, Finance, Insurance & Real Estate	Senior Secured First Lien Term Loan (LIBOR + 8.00%, 1.00% LIBOR Floor)(4)	4/30/2025	2,000,000	1,990,307	1,981,200
Salient CRGT Inc.	High Tech Industries	Senior Secured First Lien Term Loan (LIBOR + 6.50%, 1.00% LIBOR Floor)(2)	2/28/2022	4,159,226	4,139,751	3,987,866
Sierra Enterprises, LLC	Beverage & Food	Senior Secured First Lien Term Loan (LIBOR + 4.00%, 1.00% LIBOR Floor)(2)	11/11/2024	3,869,259	3,862,349	3,637,104
Simplified Logistics, LLC	Services: Business	Senior Secured First Lien Term Loan (LIBOR + 6.50%, 1.00% LIBOR Floor)(4)	2/27/2022	3,438,750	3,381,255	3,386,137
Syniverse Holdings, Inc.	High Tech Industries	Senior Secured First Lien Term Loan (LIBOR + 5.00%, 1.00% LIBOR Floor)(2)	3/9/2023	2,897,803	2,885,063	2,621,933
TEAM Services	Services: Consumer	Senior Secured First Lien Term Loan (LIBOR + 5.00%, 1.00% LIBOR Floor)(5)	12/20/2027	5,000,000	4,850,587	4,825,000
The Octave Music Group, Inc.	Media: Diversified & Production	Senior Secured First Lien Term Loan (LIBOR + 5.25%, 1.00% LIBOR Floor, 0.75% PIK)(4)(9)	5/29/2025	5,844,828	5,795,611	5,085,000
Veregy	Transportation: Cargo	Senior Secured First Lien Term Loan (LIBOR + 6.00%, 1.00% LIBOR Floor)(4)	11/3/2027	4,000,000	3,882,494	3,952,400
Vero Parent, Inc.	High Tech Industries	Senior Secured First Lien Term Loan (LIBOR + 4.50, 1.00% LIBOR Floor)(2)	8/16/2024	3,866,037	3,848,371	3,850,960

Company	Industry	Type of Investment	Maturity	Par Amount	Cost	Fair Value(1)
Wawona Delaware Holdings, LLC	Beverage & Food	Senior Secured First Lien Term Loan (LIBOR + 4.75%)(4)	9/11/2026	942,963	935,269	919,389
Wok Holdings Inc.	Retail	Senior Secured First Lien Term Loan (LIBOR + 6.25%)(2)	3/1/2026	6,533,625	6,492,517	5,686,867
Wrench Group LLC	Services: Consumer	Senior Secured First Lien Term Loan (LIBOR + 4.00%, 1.00% LIBOR Floor)(4)	4/30/2026	2,937,242	2,915,853	2,866,748

Total				$210,175,007	$208,071,345	$196,605,878

(1)	All securities are valued using significant unobservable inputs, which are categorized as Level 3 assets under the definition of ASC 820 fair value hierarchy.
(2)

The interest rate on these loans is subject to a base rate plus 1 Month (“1M”) LIBOR, which at December 31, 2020 was 0.14%. As the interest rate is subject to a minimum LIBOR floor, the prevailing rate in effect at December 31, 2020 was the base rate plus the LIBOR floor or 1M LIBOR.

(3)

The interest rate on these loans is subject to a base rate plus 2 Month (“2M”) LIBOR, which at December 31, 2020 was 0.19%. As the interest rate is subject to a minimum LIBOR floor, the prevailing rate in effect at December 31, 2020 was the base rate plus the LIBOR floor or 2M LIBOR.

(4)

The interest rate on these loans is subject to a base rate plus 3 Month (“3M”) LIBOR, which at December 31, 2020 was 0.24%. As the interest rate is subject to a minimum LIBOR floor, the prevailing rate in effect at December 31, 2020 was the base rate plus the LIBOR floor or 3M LIBOR.

(5)

The interest rate on these loans is subject to a base rate plus 6 Month (“6M”) LIBOR, which at December 31, 2020 was 0.34%. As the interest rate is subject to a minimum LIBOR floor, the prevailing rate in effect at December 31, 2020 was the base rate plus the LIBOR floor or 6M LIBOR.

(6)	Includes an analysis of the value of any unfunded loan commitments.
(7)	Security is non-income producing.
(8)	The investment was on non-accrual status as of December 31, 2020.
(9)	Par amount includes accumulated paid-in-kind ("PIK") interest and is net of repayments.

The following is a list of the individual investments in Sierra JV's portfolio as of December 31, 2019:

Company	Industry	Type of Investment	Maturity	Par Amount	Cost	Fair Value(1)
4Over International, LLC	Media: Advertising, Printing & Publishing	Senior Secured First Lien Term Loan (LIBOR + 6.00%, 1.00% LIBOR Floor)	6/7/2022	$10,826,856	$10,826,856	$10,648,215
Acrisure, LLC	Banking, Finance, Insurance & Real Estate	Senior Secured First Lien Term Loan (LIBOR + 4.25%, 1.00% LIBOR Floor)	11/22/2023	3,182,966	3,183,838	3,187,103
Brightspring Health Services	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loan (LIBOR + 4.50%)	3/5/2026	3,980,000	3,933,275	3,998,905
Callaway Golf Company	Consumer Goods: Durable	Senior Secured First Lien Term Loan (LIBOR + 4.50%, 1.00% LIBOR Floor)	1/4/2026	2,766,749	2,720,217	2,794,418
Cambrex Corporation	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loan (LIBOR + 5.00%, 1.00% LIBOR Floor)	12/4/2026	4,000,000	3,920,721	3,920,000
Cardenas Markets LLC	Retail	Senior Secured First Lien Term Loan (LIBOR + 5.75%, 1.00% LIBOR Floor)	11/29/2023	6,305,000	6,269,750	6,195,293
CHA Consulting, Inc.	Construction & Building	Senior Secured First Lien Term Loan (LIBOR + 4.50%, 1.00% LIBOR Floor)	4/10/2025	1,350,672	1,345,582	1,347,565
CHA Consulting, Inc.	Construction & Building	Senior Secured First Lien Term Loan (LIBOR + 4.50%, 1.00% LIBOR Floor)(2)	4/10/2025	597,000	597,000	595,627
Covenant Surgical Partners, Inc.	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loan (LIBOR + 4.00%)(2)	7/1/2026	4,987,500	4,941,073	4,942,594
CT Technologies Intermediate Holdings, Inc.	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loan (LIBOR + 4.25%, 1.00% LIBOR Floor)	12/1/2021	4,121,112	4,064,756	3,878,791
Directbuy Home Improvement, Inc.	Retail	Senior Secured First Lien Term Loan (LIBOR + 6.50%, 1.00% LIBOR Floor)(2)	6/20/2022	274,413	274,413	274,413
Directbuy Home Improvement, Inc.	Retail	Common Stock - 201,591 shares(3)		—	79,237	64,509

Company	Industry	Type of Investment	Maturity	Par Amount	Cost	Fair Value(1)
Envision Healthcare Corporation	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loan (LIBOR + 3.75%, 1.00% LIBOR Floor)	10/10/2025	1,955,250	1,896,560	1,666,264
GC EOS Buyer, Inc.	Automotive	Senior Secured First Lien Term Loan (LIBOR + 4.50%, 1.00% LIBOR Floor)	8/1/2025	3,436,387	3,392,804	3,340,511
GK Holdings, Inc.	Services: Business	Senior Secured First Lien Term Loan (LIBOR + 6.00%, 1.00% LIBOR Floor)	1/20/2021	3,905,952	3,900,993	3,241,940
Glass Mountain Pipeline Holdings, LLC	Energy: Oil & Gas	Senior Secured First Lien Term Loan (LIBOR + 4.50%, 1.00% LIBOR Floor)	12/23/2024	4,887,938	4,874,842	4,286,232
Golden West Packaging Group LLC	Forest Products & Paper	Senior Secured First Lien Term Loan (LIBOR + 5.75%, 1.00% LIBOR Floor)	6/20/2023	4,121,837	4,121,837	4,092,984
High Ridge (DIP Term Loan)	Consumer Goods: Non-Durable	Senior Secured First Lien Term Loan (LIBOR + 7.00%, 1.00% LIBOR Floor)(3)(4)	4/18/2020	143,852	139,187	143,852
High Ridge Brands Co.	Consumer Goods: Non-Durable	Senior Secured First Lien Term Loan (LIBOR + 7.00%, 1.00% LIBOR Floor)	6/30/2022	3,031,250	3,011,569	1,312,531
Highline Aftermarket Acquisitions, LLC	Automotive	Senior Secured First Lien Term Loan (LIBOR + 3.50%, 1.00% LIBOR Floor)	4/26/2025	4,055,882	4,045,615	3,660,434
Infogroup, Inc.	Services: Business	Senior Secured First Lien Term Loan (LIBOR + 5.00%, 1.00% LIBOR Floor)	4/3/2023	4,862,500	4,835,906	4,704,955
Intermediate LLC	High Tech Industries	Senior Secured First Lien Term Loan (LIBOR + 4.00%, 1.00% LIBOR Floor)	7/1/2026	2,743,125	2,726,710	2,729,409
Isagenix International, LLC	Wholesale	Senior Secured First Lien Term Loan (LIBOR + 5.75%, 1.00% LIBOR Floor)	6/16/2025	2,750,063	2,737,896	1,924,494
Jordan Health Products I, Inc.	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loan (LIBOR + 5.00%, 1.00% LIBOR Floor)	5/15/2025	5,168,658	5,107,272	3,721,434
Keystone Acquisition Corp.	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loan (LIBOR + 5.25%, 1.00% LIBOR Floor)	5/1/2024	6,146,978	6,075,006	5,993,304
KNB Holdings Corporation	Consumer Goods: Durable	Senior Secured First Lien Term Loan (LIBOR + 5.50%, 1.00% LIBOR Floor)	4/26/2024	4,839,315	4,779,469	3,629,970
Liaison Acquisition, LLC	High Tech Industries	Senior Secured First Lien Term Loan (LIBOR + 4.50%, 1.00% LIBOR Floor)	12/20/2026	6,500,000	6,483,801	6,483,750
LifeMiles Ltd.	Services: Consumer	Senior Secured First Lien Term Loan (LIBOR + 5.50%, 1.00% LIBOR Floor)	8/18/2022	4,684,602	4,671,137	4,614,801
Manna Pro Products, LLC	Consumer Goods: Non-Durable	Senior Secured First Lien Term Loan (LIBOR + 6.00%, 1.00% LIBOR Floor)(2)	12/8/2023	3,021,667	3,021,667	2,904,426
Manna Pro Products, LLC	Consumer Goods: Non-Durable	Senior Secured First Lien Term Loan (LIBOR + 6.00%, 1.00% LIBOR Floor)	12/8/2023	613,583	613,583	589,776
MediaOcean	Media: Advertising, Printing & Publishing	Senior Secured First Lien Term Loan (LIBOR + 4.00%, 1.00% LIBOR Floor)(2)	8/18/2025	1,750,000	1,745,688	1,745,625
NGS US Finco, LLC	Capital Equipment	Senior Secured First Lien Term Loan (LIBOR + 4.25%, 1.00% LIBOR Floor)	10/1/2025	2,970,000	2,958,188	2,968,218
Northern Star Industries, Inc.	Capital Equipment	Senior Secured First Lien Term Loan (LIBOR + 4.50%, 1.00% LIBOR Floor)(4)	3/28/2025	4,175,625	4,159,917	4,049,521
Nuvei Technologies Corp.	Banking, Finance, Insurance & Real Estate	Senior Secured First Lien Term Loan (LIBOR + 5.00%, 1.00% LIBOR Floor)	9/29/2025	975,269	975,269	980,145
Nuvei Technologies Corp.	Banking, Finance, Insurance & Real Estate	Senior Secured First Lien Term Loan (LIBOR + 5.00%, 1.00% LIBOR Floor)	9/29/2025	4,826,747	4,785,934	4,850,881

Company	Industry	Type of Investment	Maturity	Par Amount	Cost	Fair Value(1)
Nuvei Technologies Corp.	Banking, Finance, Insurance & Real Estate	Senior Secured First Lien Term Loan (LIBOR + 5.00%, 1.00% LIBOR Floor)	9/29/2025	707,074	707,074	710,609
Offen, Inc.	Transportation: Cargo	Senior Secured First Lien Term Loan (LIBOR + 5.00%)(2)	6/22/2026	3,654,204	3,620,287	3,654,204
Patriot Rail Company LLC	Transportation: Cargo	Senior Secured First Lien Term Loan (LIBOR + 5.25%, 1.00% LIBOR Floor)	10/19/2026	1,750,000	1,715,946	1,715,000
Peraton Corp.	Aerospace and Defense	Senior Secured First Lien Term Loan (LIBOR + 5.25%, 1.00% LIBOR Floor)	4/29/2024	3,397,727	3,387,186	3,380,739
PetroChoice Holdings, Inc.	Chemicals, Plastics and Rubber	Senior Secured First Lien Term Loan (LIBOR + 5.00%, 1.00% LIBOR Floor)	8/19/2022	6,822,978	6,807,103	6,473,642
Plaskolite PPC Intermediate II LLC	Chemicals, Plastics and Rubber	Senior Secured First Lien Term Loan (LIBOR + 4.25%, 1.00% LIBOR Floor)	12/15/2025	3,217,500	3,164,435	2,984,231
Port Townsend Holdings Company, Inc.	Forest Products & Paper	Senior Secured First Lien Term Loan (LIBOR + 4.75%, 1.00% LIBOR Floor)	4/3/2024	3,034,160	3,012,438	2,883,970
PT Network, LLC	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loan (LIBOR + 5.50%, 1.00% LIBOR Floor, 2% PIK)(4)	11/30/2023	4,439,284	4,198,393	4,150,286
PT Network, LLC	Healthcare & Pharmaceuticals	Class C Common Stock(3)		—	—	—
PVHC Holding Corp	Containers, Packaging and Glass	Senior Secured First Lien Term Loan (LIBOR + 4.75%, 1.00% LIBOR Floor)(2)	8/5/2024	1,967,369	1,959,755	1,816,508
Quartz Holding Company	High Tech Industries	Senior Secured First Lien Term Loan (LIBOR + 4.00%, 1.00% LIBOR Floor)	4/2/2026	6,466,253	6,444,757	6,433,922
RB Media, Inc.	Media: Diversified & Production	Senior Secured First Lien Term Loan (LIBOR + 4.50%, 1.00% LIBOR Floor)	8/29/2025	5,431,250	5,387,100	5,431,250
Rough Country, LLC	Automotive	Senior Secured First Lien Term Loan (LIBOR + 3.50%, 1.00% LIBOR Floor)	5/25/2023	4,698,652	4,684,364	4,651,666
Safe Fleet Holdings LLC	Automotive	Senior Secured First Lien Term Loan (LIBOR + 3.00%, 1.00% LIBOR Floor)	2/3/2025	3,414,188	3,407,774	3,254,233
Safe Fleet Holdings LLC	Automotive	Senior Secured First Lien Term Loan (LIBOR + 3.75%, 1.00% LIBOR Floor)	2/3/2025	1,332,506	1,291,776	1,271,344
Salient CRGT Inc.	High Tech Industries	Senior Secured First Lien Term Loan (LIBOR + 6.50%, 1.00% LIBOR Floor)	2/28/2022	4,377,976	4,339,781	3,983,958
SCS Holdings I Inc.	Wholesale	Senior Secured First Lien Term Loan (LIBOR + 4.25%, 1.00% LIBOR Floor)	7/1/2026	2,238,750	2,233,552	2,247,257
Shift4 Payments, LLC	Banking, Finance, Insurance & Real Estate	Senior Secured First Lien Term Loan (LIBOR + 4.50%, 1.00% LIBOR Floor)	11/29/2024	9,800,000	9,765,521	9,831,360
Sierra Enterprises, LLC	Beverage & Food	Senior Secured First Lien Term Loan (LIBOR + 4.00%, 1.00% LIBOR Floor)	11/11/2024	3,909,046	3,900,184	3,889,501
Simplified Logistics, LLC	Services: Business	Senior Secured First Lien Term Loan (LIBOR + 6.50%, 1.00% LIBOR Floor)	2/27/2022	3,473,750	3,401,169	3,473,750
SMB Shipping Logistics, LLC	Transportation: Cargo	Senior Secured First Lien Term Loan (LIBOR + 4.00%, 1.00% LIBOR Floor)	2/5/2024	1,462,048	1,451,196	1,451,521
Syniverse Holdings, Inc.	High Tech Industries	Senior Secured First Lien Term Loan (LIBOR + 5.00%, 1.00% LIBOR Floor)	3/9/2023	2,927,601	2,908,826	2,762,191
The Imagine Group, LLC	Media: Advertising, Printing & Publishing	Senior Secured First Lien Term Loan (LIBOR + 4.75%, 1.00% LIBOR Floor)	6/21/2022	7,780,000	7,740,720	2,650,646

Company	Industry	Type of Investment	Maturity	Par Amount	Cost	Fair Value(1)
The Octave Music Group, Inc.	Media: Diversified & Production	Senior Secured First Lien Term Loan (LIBOR + 4.75%, 1.00% LIBOR Floor)	5/28/2021	4,337,289	4,337,289	4,332,085
ThoughtWorks, Inc.	High Tech Industries	Senior Secured First Lien Term Loan (LIBOR + 4.00%, 1.00% LIBOR Floor)	10/11/2024	6,658,045	6,643,269	6,674,690
Tortoise Borrower LLC	Banking, Finance, Insurance & Real Estate	Senior Secured First Lien Term Loan (LIBOR + 3.50%, 1.00% LIBOR Floor)	1/31/2025	2,431,688	2,422,832	2,416,611
United Road Services, Inc.	Transportation: Cargo	Senior Secured First Lien Term Loan (LIBOR + 5.75%, 1.00% LIBOR Floor)	9/2/2024	3,729,999	3,717,259	3,468,899
Vero Parent, Inc.	High Tech Industries	Senior Secured First Lien Term Loan (LIBOR + 6.25%, 1.00% LIBOR Floor)	8/16/2024	3,905,587	3,882,806	3,739,600
Wawona Delaware Holdings, LLC	Beverage & Food	Senior Secured First Lien Term Loan (LIBOR + 4.75%, 1.00% LIBOR Floor)	9/11/2026	4,962,563	4,914,942	4,912,937
Wok Holdings Inc.	Retail	Senior Secured First Lien Term Loan (LIBOR + 6.50%, 1.00% LIBOR Floor)	3/1/2026	6,600,125	6,549,669	5,321,681
Wrench Group LLC	Services: Consumer	Senior Secured First Lien Term Loan (LIBOR + 4.25%, 1.00% LIBOR Floor)	4/30/2026	2,220,094	2,203,372	2,205,275
Xebec Global Holdings, LLC	High Tech Industries	Senior Secured First Lien Term Loan (LIBOR + 5.25%, 1.00% LIBOR Floor)	2/12/2024	8,114,342	8,114,342	8,094,056
Z Medica, LLC	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loan (LIBOR + 5.50%, 1.00% LIBOR Floor)	9/29/2022	2,632,500	2,632,500	2,566,424
Total				$255,853,296	$254,165,185	$238,316,936

(1)	All securities are valued using significant unobservable inputs, which are categorized as Level 3 assets under the definition of ASC 820 fair value hierarchy.
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

Below is certain summarized financial information for the Sierra JV as of December 31, 2020 and 2019, and for the years ended December 31, 2020 and 2019:

	December 31, 2020	December 31, 2019
Selected Consolidated Statement of Assets and Liabilities Information:
Investments in loans at fair value (Amortized cost of $208,071,345 and $254,165,185, respectively)	$196,605,878	$238,316,936
Cash and cash equivalents	17,130,001	44,019,523
Other assets	1,173,707	943,994
Total assets	$214,909,586	$283,280,453

Senior credit facility payable (net of deferred financing costs of $2,639,540 and $2,355,405, respectively)	$122,063,405	$202,544,595
Other liabilities	526,233	501,316
Interest payable	432,351	852,009
Total liabilities	123,021,989	203,897,920
Members’ capital	91,887,597	79,382,533
Total liabilities and members' capital	$214,909,586	$283,280,453

	Year ended December 31, 2020	Year ended December 31, 2019
Selected Consolidated Statement of Operations Information:
Total investment income	$14,629,790	$21,204,043
Total expenses	9,097,602	12,750,993
Net change in unrealized appreciation/(depreciation) of investments	4,382,782	(10,501,720)
Net realized gain/(loss) on investments	(11,709,906)	(4,648,094)
Net income/(loss)	$(1,794,936)	$(6,696,764)

In accordance with Rules 3-09 and 4-08(g) of Regulation S-X, the Company must determine if any of its portfolio companies is considered a “significant subsidiary.” Pursuant to the SEC’s recently adopted definition of “significant subsidiary” applicable to investment companies set forth in Rule 1-02(w) of Regulation S-X, a portfolio company will meet the definition of “significant subsidiary” if either the investment test or the income test is triggered. Rule 3-09 of Regulation S-X requires the Company to include separate audited financial statements of any unconsolidated majority-owned subsidiary (portfolio company in which the Company owns greater than 50% of the unconsolidated subsidiary) in the Company's annual report on Form 10-K if one of the following conditions are met: (i) if the portfolio investment’s fair value exceeds 20% of the Company’s total investments fair value (the investment test); or (ii) either (A) if the income from the portfolio investment exceeds 80% of the Company’s absolute value of the change in net assets from operations of the Company and its subsidiaries (the income test) or (B) if the income from the portfolio investment exceeds 20% of the Company’s absolute value of the change in net assets from operations of the Company and its subsidiaries and have a fair value exceeding 5% of the Company’s total investment fair value (the alternate income test). If the Company has an unconsolidated majority-owned subsidiary and does not satisfy any Rule 3-09 significant subsidiary conditions during a quarter end, the Company must include summarized income statement within the notes to the quarterly financial statements.

Rule 4-08(g) of Regulation S-X requires the Company to include summarized financial statements of any unconsolidated controlled subsidiary (portfolio company in which the Company owns greater than 25% of the voting securities of the unconsolidated subsidiary or otherwise controls the subsidiary) in the Company's annual report on Form 10-K if one of the following conditions are met: (i) if the portfolio investment’s fair value exceeds 10% of the Company’s total investments fair value (the investment test); or (ii) either (A) if the income from the portfolio investment exceeds 80% of the Company’s absolute value of the change in net assets from operations of the Company and its subsidiaries (the income test) or (B) if the income from the portfolio investment income exceeds 10% of the Company’s absolute value of the change in net assets from operations of the Company and its subsidiaries and have a fair value exceeding 5% of the Company’s total investment fair value (the alternate income test).

After performing the investment analysis and income analysis for the year ended December 31, 2020, the Company determined that no portfolio company would be deemed to be a significant subsidiary pursuant to Rules 3-09 and 4-08(g) of Regulation S- X.

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

The following table presents the fair value measurements of the Company’s total investments, by major class according to the fair value hierarchy, as of December 31, 2020:

Type of Investment (1)	Level 1	Level 2	Level 3	Total
Asset
Senior secured first lien term loans	$—	$—	$315,490,601	$315,490,601
Senior secured first lien notes	—	—	8,548,755	8,548,755
Senior secured second lien term loans	—	—	93,794,917	93,794,917
Subordinated notes	—	—	50,039,500	50,039,500
Equity/warrants	767,144	—	47,190,227	47,957,371
Total	$767,144	$—	$515,064,000	$515,831,144
Investments measured at net asset value				$88,155,336
Total Investments, at fair value				$603,986,480

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

The following table provides a reconciliation of the beginning and ending balances for total investments that use Level 3 inputs for the year ended December 31, 2020:

	Senior Secured First Lien Term Loans	Senior Secured First Lien Notes	Senior Secured Second Lien Term Loans	Subordinated Notes	Equity/warrants	Total
Balance, December 31, 2019	$328,816,197	$14,354,825	$122,817,885	$63,021,420	$38,521,450	$567,531,777
Purchases	85,861,584	1,000,000	18,050,833	1,723,670	474,802	107,541,763
Sales	(59,531,538)	(2,613,875)	(38,963,177)	(6,418,204)	(2,308,101)	(109,834,895)
Transfers in	—	—	—	—	—	—
Transfers out	—	—	—	—	—	—
Amortization of discount/(premium)	1,098,221	—	(378,606)	—	—	719,615
Paid-in-kind interest income	2,024,218	—	—	—	—	1,593,344
Net realized gains (losses)	(39,684,646)	(5,130,000)	(33,422,085)	(166,476)	(4,567,133)	(82,970,340)
Net change in unrealized appreciation/ (depreciation)	(3,093,435)	937,805	25,690,067	(8,120,910)	15,069,209	30,482,736
Balance, December 31, 2020	$315,490,601	$8,548,755	$93,794,917	$50,039,500	$47,190,227	$515,064,000
Change in net unrealized appreciation/ (depreciation) in investments held as of December 31, 2020 (1)	$(11,350,094)	$(15,695)	$(2,890,942)	$(7,191,950)	$9,386,338	$(12,062,343)

(1)	Amount is included in the change in unrealized appreciation/(depreciation) account in Consolidated Statements of Operations.

Transfers between levels of the fair value hierarchy are reported at the beginning of the reporting period in which they occur. During the year ended December 31, 2020, the Company recorded no transfers from Level 3 to Level 2. During the year ended December 31, 2020, the Company recorded no transfers from Level 2 to Level 3.

The following table provides a reconciliation of the beginning and ending balances for total investments that use Level 3 inputs for the year ended December 31, 2019:

	Senior Secured First Lien Term Loans	Senior Secured First Lien Notes	Senior Secured Second Lien Term Loans	Subordinated Notes	Equity/warrants	Total Return Swap	Total
Balance, December 31, 2018	$479,593,279	$30,752,993	$169,923,547	$66,187,857	$75,480,034	$(6,524,904)	815,412,806
Purchases	112,049,559	—	10,788,902	7,404,438	1,029,185	—	131,272,084
Sales	(219,091,494)	(16,018,625)	(27,871,092)	(12,893,865)	(58,624,316)	—	(334,499,392)
Transfers in	—	—	—	—	—	—	—
Transfers out	—	—	—	—	—	—	—
Amortization of discount/(premium)	1,014,411	—	533,214	—	—	—	1,547,625
Paid-in-kind interest income	4,155,616	—	—	—	—	—	4,155,616
Net realized gains (losses)	(47,850,396)	(1,728,750)	84,328	(2,017,784)	22,262,427	—	(29,250,175)
Net change in unrealized appreciation/ (depreciation)	(1,054,778)	1,349,207	(30,641,014)	4,340,774	(1,625,880)	6,524,904	(21,106,787)
Balance, December 31, 2019	$328,816,197	$14,354,825	$122,817,885	$63,021,420	$38,521,450	$—	$567,531,777
Change in net unrealized appreciation/(depreciation) in investments held as of December 31, 2019 (1)	$(30,821,525)	$50,697	$(31,255,286)	$1,462,084	$741,470	$—	$(59,822,560)

(1)	Amount is included in the change in unrealized appreciation/(depreciation) account in Consolidated Statements of Operations.

Transfers between levels of the fair value hierarchy are reported at the beginning of the reporting period in which they occur. During the year ended December 31, 2019, the Company recorded no transfers from Level 3 to Level 2 and no transfers from Level 2 to Level 3 due to due to a decrease in observable inputs in market data and no other transfers between levels.

The following table presents the quantitative information about Level 3 fair value measurements of the Company’s total investments, as of December 31, 2020:

Type of Investment	Fair Value	Valuation techniques	Unobservable input(1)	Range (weighted average)
Senior Secured First Lien Term Loans	$209,276,266	Income Approach (DCF)	Market Yield	4.61% - 26.41% (7.93%)
Senior Secured First Lien Term Loans	84,351,515	Market Approach (Guideline Comparable)/Income Approach (DCF)/ Enterprise Value Analysis	EBITDA Multiple, Expected Proceeds, Revenue Multiple, Discount Rate	2.00x - 9.50x (6.21x) / $48.00 - $115.00 ($69.29) / 0.80x - 1.00x (0.90x) / 16.9% - 18.9% (17.9%)
Senior Secured First Lien Term Loans	21,862,820	Recent Arms-Length Transaction	Recent Arms-Length Transaction	N/A
Senior Secured First Lien Notes	8,548,755	Income Approach (DCF)	Market Yield	3.42% - 11.86% (10.78%)
Senior Secured Second Lien Term Loans	74,896,187	Income Approach (DCF)	Market Yield	7.53% - 21.50% (13.85%)
Senior Secured Second Lien Term Loans	13,998,730	Market Approach (Guideline Comparable)	EBITDA Multiple, Expected Proceeds	6.50x - 7.50x (7.00x) / $209.70 - $233.00 ($221.35)
Senior Secured Second Lien Term Loans	4,900,000	Recent Arms-Length Transaction	Recent Arms-Length Transaction	N/A
Subordinated Notes	48,315,900	Income Approach (DCF)	Discount Rate, Projected Default rates, Recovery Rates, Reinvestment Rates, Prepayment Rates	11.02% - 21.00% (18.72%) / 2.00% - 2.00% (2.00%) / 65.00% - 65.00% (65.00%) / 98.00% - 98.00% (98.00%) / 20.00% - 25.00% (22.50%)
Subordinated Notes	1,723,600	Recent Arms-Length Transaction	Recent Arms-Length Transaction	N/A
Equity	38,001,340	Market Approach (Guideline Comparable)/Income Approach (DCF)/Enterprise Value Analysis	Book Value Multiple, EBITDA Multiple, Capitalization Rate, Revenue Multiple, Expected Proceeds	0.75x - 1.00x (0.88x) / 2.00x - 9.50 (8.39x) / 7.50x - 9.30x (8.54%) / 0.50x - 1.00x (0.83x) / $0.10 - $66.20 ($2.60)
Equity	9,188,887	Recent Arms-Length Transaction	Recent Arms-Length Transaction	N/A
Total	$515,064,000

(1)	Represents the method used when the Company has determined that market participants would use such inputs when measuring the fair value of these investments.

The following table presents the quantitative information about Level 3 fair value measurements of the Company’s total investments, as of December 31, 2019:

Type of Investment	Fair Value	Valuation techniques	Unobservable input(1)	Range (weighted average)
Senior Secured First Lien Term Loans	$265,263,318	Income Approach (DCF)	Market Yield	6.11% - 19.47 (24.25%)
Senior Secured First Lien Term Loans	36,067,276	Market Approach (Guideline Comparable)/Income Approach (DCF)/ Enterprise Value Analysis	EBITDA Multiple, Discount Rate, Expected Proceeds	3.50x - 8.50x (6.28x) / 17.75% - 19.50 (18.63%) / $9.0M - $65.0M ($9.0M)
Senior Secured First Lien Term Loans	27,485,603	Recent Arms-Length Transaction	Recent Arms-Length Transaction	N/A
Senior Secured First Lien Notes	14,354,825	Income Approach (DCF)	Market Yield	10.94% - 65.06 (30.31%)
Senior Secured Second Lien Term Loan	112,179,645	Income Approach (DCF)	Market Yield	8.98% - 31.18 (11.67%)
Senior Secured Second Lien Term Loans	10,638,240	Market Approach (Guideline Comparable)/Income Approach (DCF)	EBITDA Multiple, Expected Proceeds	4.50x - 123.75x (25.47x) / $123.75 - $123.75 ($123.75)
Subordinated Notes	1,177,159	Market Approach (Guideline Comparable)/Income Approach (DCF) / Recent Arms-length transaction	EBITDA Multiple, Discount Rate, Recent Arms-length transaction	7.50x - 7.50x (7.50x) / 13.00% - 13.00% (13.00%)
Subordinated Notes	61,844,261	Income Approach (DCF)	Discount Rate	9.40% - 23.00% (17.32%)
Equity	35,575,070	Market Approach (Guideline Comparable)/Income Approach (DCF)/Enterprise Value Analysis	Book Value Multiple, EBITDA Multiple, Capitalization Rate, Discount Rate, Expected Proceeds	$1.25x - $1.25 ($1.25) / 3.50x - 10.00x (7.92x) / 7.63% - 8.50% (8.16%) / 9.90% - 21.25% (18.30%) / $2.60M - $65.00M ($11.45M)
Equity	2,946,380	Recent Arms-Length Transaction	Recent Arms-Length Transaction	N/A
Total	$567,531,777

(1)	Represents the method used when the Company has determined that market participants would use such inputs when measuring the fair value of these investments.

The significant unobservable inputs used in the fair value measurement of the Company’s debt and derivative investments are market yields. Increases in market yields would result in lower fair value measurements.

The significant unobservable inputs used in the fair value measurement of the Company’s equity/warrants investments are comparable company multiples of revenue or EBITDA for the latest twelve months (“LTM”), next twelve months (“NTM”) or a reasonable period a market participant would consider. Increases in Revenue or EBITDA multiples in isolation would result in higher fair value measurement.

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

On July 22, 2019, the TRS with Citibank was terminated, and the TRS was fully wound down during the year ended December 31, 2019.

Arbor was required to pay a minimum usage fee in connection with the TRS of 1.60% on the amount equal to 85% of the average daily unused portion of the maximum amount permitted under the TRS. Such minimum usage fee did not apply during the first 365 days and last 60 days of the term of the TRS. Arbor also paid Citibank customary fees in connection with the establishment and maintenance of the TRS. During the years ended December 31, 2020 and December 31, 2019, Arbor paid no minimum usage fees.

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

Transactions in TRS contracts during the years ended December 31, 2020, 2019 and 2018 were as follows:

	2020	2019	2018
Interest income and settlement from TRS	$—	$309,388	$5,185,757
Traded gains/(loss) on TRS loan sales	—	(9,632,900)	(2,943,401)
Net realized gains/(loss) on TRS	$—	$(9,323,512)	$2,242,356

Net change in unrealized appreciation/(depreciation) on TRS	$—	$6,524,904	$(1,170,036)

The following table shows the volume of the Company’s derivative transactions for the years ended December 31, 2020, 2019 and 2018:

	2020	2019	2018
Average notional par amount of contracts (1)	$—	$18,016,329	$153,644,607

(1)

Average notional amount is based on the average month end balances for the years ended December 31, 2020 and 2019, which is representative of the volume of notional contract amounts held during each year.

Note 6. Borrowings

The following table shows the Company's outstanding debt as of December 31, 2020 and 2019:

	December 31, 2020			December 31, 2019
	Total Commitment	Balance Outstanding	Unused Commitment	Total Commitment	Balance Outstanding	Unused Commitment
ING Credit Facility	$—	$—	$—	$215,000,000	$88,100,000	$126,900,000
Alpine Credit Facility	180,000,000	145,000,000	35,000,000	300,000,000	240,000,000	60,000,000
Total before deferred financing costs	180,000,000	145,000,000	35,000,000	515,000,000	328,100,000	186,900,000
Unamortized deferred financing costs	—	(659,266)	—	—	(2,235,279)	—
Total borrowings outstanding, net deferred financing costs	$180,000,000	$144,340,734	$35,000,000	$515,000,000	$325,864,721	$186,900,000

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

The ING Credit Facility allowed for the Company, at its option, to borrow money at a rate of either (i) an alternate base rate plus 1.50% per annum or (ii) LIBOR plus 2.50% per annum. The interest rate margins were subject to certain step-downs upon the satisfaction of certain conditions described in the Revolving Credit Agreement. The alternate base rate was the greatest of (i) the U.S. Prime Rate set forth in the Wall Street Journal, (ii) the federal funds effective rate plus 1/2 of 1%, and (iii) three month LIBOR plus 1.00%. As of December 31, 2020, there were no commitments under the ING Credit Facility. As of December 31, 2019, the commitment under the ING Credit Facility was $215,000,000. Availability of loans under the ING Credit Facility was linked to the valuation of the collateral pursuant to a borrowing base mechanism.

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

As of December 31, 2019, $1,164,341 of financing costs related to the ING Credit Facility were capitalized and were being amortized over the term. The following table shows additional information about the interest and financing costs related to the ING Credit Facility for the years ended December 31, 2020, 2019 and 2018:

	For the Year Ended December 31,
	2020	2019	2018
Interest expense related to the ING Credit Facility	$1,729,271	$5,508,219	$7,071,689
Financing expenses related to the ING Credit Facility	1,238,677	961,380	930,686
Total interest and financing expenses related to the ING Credit Facility	$2,967,948	$6,469,599	$8,002,375

Weighted average outstanding debt balance of the ING Credit Facility	$36,873,586	$93,406,301	$143,142,466
Weighted average interest rate of the ING Credit Facility	4.6%	5.8%	4.9%

Alpine Credit Facility

On September 29, 2017, the Company’s wholly-owned, special purpose financing subsidiary, Alpine, amended its existing revolving credit facility (the “Alpine Credit Facility”) pursuant to an Amended and Restated Loan Agreement (the “Loan Agreement”) with JPMorgan Chase Bank, National Association (“JPMorgan”), as administrative agent and lender, the Financing Providers from time to time party thereto, SIC Advisors, as the portfolio manager, and the Collateral Administrator, Collateral Agent and Securities Intermediary party thereto. The Loan Agreement was amended to, among other things, (i) extend the reinvestment period until December 29, 2020, (ii) extend the scheduled termination date until March 29, 2022, (iii) decrease the applicable margin for advances to 2.85% per annum and (iv) increase the compliance condition for net advances to 55% of net asset value. Alpine’s obligations to JPMorgan under the Alpine Credit Facility are secured by a first priority security interest in significant portion of the assets of Alpine, including its portfolio of loans. The obligations of Alpine under the Alpine Credit Facility are non-recourse to the Company.

On November 18, 2020, Alpine entered into Amendment No.1 to the Loan Agreement to, among other things, (i) extend the reinvestment period from December 29, 2020 to May 18, 2021, (ii) increase the applicable margin for advances from 2.85% to 3.10% per annum, (iii) reduce the amount of maximum borrowings in an aggregate principal amount from $300,000,000 to $180,000,000 on a committed basis, (iv) require the Company to maintain a minimum a cash balance of $20,000,000 in Alpine, and (v) decrease the compliance condition for net advances from 55% to 52.5% of net asset value. The maturity date under the Loan Agreement did not change and therefore any amounts borrowed, as well as all accrued and unpaid interest thereunder, will be due and payable on March 29, 2022. In connection with the Amendment, the Company repaid $35,000,000 of the outstanding balance under the Loan Agreement on November 18, 2020, reducing the outstanding balance from $180,000,000 to $145,000,000.

The Alpine Credit Facility provides for borrowings in an aggregate principal amount up to $180,000,000 on a committed basis. Borrowings under the Alpine Credit Facility are subject to compliance with a NAV coverage ratio with respect to the current value of Alpine’s portfolio and various eligibility criteria must be satisfied with respect to the initial acquisition of each loan in Alpine’s portfolio. Pricing under the Alpine Credit Facility for each one month calculation period is based on LIBOR for an interest period of one month, plus a spread of 3.10% per annum. If LIBOR is unavailable, pricing will be determined at the prime rate offered by JPMorgan or the federal funds effective rate, plus a spread of 3.10% per annum. Interest is payable monthly in arrears. Alpine is also required to pay a commitment fee of 1.00% on the average daily unused amount of the financing commitments to the extent that $180,000,000 has not been borrowed. Borrowings of Alpine are considered borrowings of the Company for purposes of complying with the asset coverage requirements under the 1940 Act, applicable to BDCs.

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

As of December 31, 2020 and 2019, the carrying amount of the Company’s borrowings under the Alpine Credit Facility approximated the fair value of the Company’s debt obligation. The fair value of the Company’s debt obligation is determined in accordance with ASC 820, which defines fair value in terms of the price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The fair value of the Company’s borrowings under the Alpine Credit Facility is estimated based upon market interest rates of the Company’s borrowings or entities with similar credit risk, adjusted for nonperformance risk, if any. As of December 31, 2020 and 2019, the Alpine Credit Facility would be deemed to be Level 3, as defined in Note 4.

As of December 31, 2020 and 2019, $659,266 and $1,070,938, respectively, of financing costs related to the Alpine Credit Facility have been capitalized and were being amortized over the respective terms. The following table shows additional information about the interest and financing costs related to the Alpine Credit Facility for the years ended December 31, 2020, 2019 and 2018:

	For the Year Ended December 31,
	2020	2019	2018
Interest expense related to the Alpine Credit Facility	$7,642,421	$13,049,364	$12,383,653
Financing expenses related to the Alpine Credit Facility	1,225,097	970,254	970,254
Total interest and financing expenses related to the Alpine Credit Facility	$8,867,518	$14,019,618	$13,353,907

Weighted average outstanding debt balance of the Alpine Credit Facility	$182,841,530	$240,000,000	$240,676,712
Weighted average interest rate of the Alpine Credit Facility	4.1%	5.4%	5.1%

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

The base management fee is calculated at an annual rate of 1.75% of the Company’s gross assets payable quarterly in arrears. For purposes of calculating the base management fee, the term “gross assets” includes any assets acquired with the proceeds of leverage. “Gross assets” also includes any cash collateral posted with respect to the TRS, adjusted for realized and unrealized appreciation. For the first quarter of the Company’s operations, the base management fee was calculated based on the initial value of the Company’s gross assets. Subsequently, the base management fee is calculated based on the gross assets at the end of each completed calendar quarter. Base management fees for any partial quarter are appropriately pro-rated. For the years ended December 31, 2020, 2019 and 2018, the Company recorded an expense for base management fees of $12,185,544, $17,018,479 and $19,011,460, respectively, of which $2,967,857 and $4,060,518 were payable at December 31, 2020 and 2019, respectively.

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

For the years ended December 31, 2020, 2019 and 2018, the Company recorded incentive fees of $0, $176,061 and $0, respectively. As of December 31, 2020 and 2019, the Company recorded no incentive fees payable.

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

For the years ended December 31, 2020, 2019 and 2018, the Company recorded no capital gains incentive fee and no capital gains incentive fee were payable.

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

For the years ended December 31, 2020, 2019 and 2018, the Company recorded an expenses of $2,231,015, $2,538,480 and $2,699,176, respectively, relating to administrator expenses. As of December 31, 2020 and 2019, the Company had $401,260 and $381,923, respectively, in administrator fees payable.

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

For the years ended December 31, 2020, 2019 and 2018, the Company recorded directors' fees expenses in General and Administrative expenses on the Consolidated Statements of Operations of $1,068,875, $1,030,500 and $968,500, respectively, of which no amount was payable at December 31, 2020, 2019 and 2018, respectively.

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

The following table sets forth the computation of the weighted average basic and diluted net increase in net assets per share from operations for the years ended December 31, 2020, 2019 and 2018:

	2020	2019	2018
Net increase/(decrease) in net assets from operations	$(53,116,846)	$(29,580,903)	$(28,477,636)
Weighted average common stock outstanding	102,744,642	100,582,788	97,404,685
Weighted average basic and diluted earnings/(loss) per common share	$(0.52)	$(0.29)	$(0.29)

Note 11. Commitments

As of December 31, 2020 and 2019, the Company had $17,393,369 and $32,654,545, respectively, of unfunded commitments under loan and financing agreements. These amounts are primarily composed of commitments for senior secured term loans, revolvers, and additional capital contributions for the Sierra JV. The unrealized gain or loss associated with unfunded commitments is recorded in the financial statements and reflected as an adjustment to the valuation of the related security in the Consolidated Schedule of Investments. The par amount of the unfunded commitments are not recognized by the Company until the commitment is funded.

	As of December 31,
	2020	2019
1888 Industrial Services, LLC	$376,856	$424,422
AAAHI Acquisition Corporation	—	1,586,982
Access Media Holdings, LLC	—	88,200
Alpine SG, LLC	—	1,000,000
Black Angus Steakhouses, LLC	1,111,111	2,232,143
DataOnline Corp.	321,429	2,142,857
Isola USA Corp.	1,138,277	1,138,277
Kemmerer Operations LLC	908,475	908,475
Offen, Inc.	—	1,061,947
Redwood Services Group, LLC	2,587,500	1,725,000
RTIC Subsidiary Holdings, LLC	3,174,603	—
SFP Holdings, Inc.	3,081,900	10,151,775
Sierra Senior Loan Strategy JV I LLC	—	4,200,000
Simplified Logistics, LLC	—	5,000,000
Smile Doctors LLC	—	994,467
West Dermatology, LLC	4,693,218	—
Total Commitments	$17,393,369	$32,654,545

Insurance Reimbursements

During the year ended December 31, 2020, the Company has received insurance proceeds under its insurance policy relating to the legal expenses associated with the dismissed stockholder class action, captioned as FrontFour Capital Group LLC, et al. v Brook Taube et al. During the year ended December 31, 2020, the Company received $2.7 million of insurance proceeds. The reimbursement has been recorded as an offset or reduction in professional fees and expenses on the Consolidated Statements of Operations.

Note 12. Fee Income

Fee income consists of origination fees, amendment fees, prepayment fees, administrative agent fees and other miscellaneous fees. Origination fees, prepayment fees, amendment fees, and other similar fees are non-recurring fee sources. Such fees are received on a transaction by transaction basis and do not constitute a regular stream of income. The following table shows the Company’s fee income for the years ended December 31, 2020, 2019 and 2018:

	2020	2019	2018
Origination fee	$799,838	$467,783	$2,583,089
Prepayment fee	—	2,870,918	420,667
Amendment fee	328,716	589,236	376,292
Administrative agent fee	31,342	106,162	146,961
Other fees	77,038	5,767	21,371
Total fee income	$1,236,934	$4,039,866	$3,548,380

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

For the year ended December 31, 2020, the Company distributed a total of $13,838,034 of which $8,952,100 was in cash and $4,885,934 was in the form of common stock associated with the DRIP. For the year ended December 31, 2019, the Company distributed a total of $64,162,404 of which $39,887,810 was in cash and $24,274,594 was in the form of common stock associated with the DRIP. For the year ended December 31, 2018, the Company distributed a total of $62,256,547, of which $36,397,238 was in cash and $25,859,309 was in the form of common stock associated with the DRIP

The following table reflects the cash distributions per share that the Company has declared or paid to its stockholders during 2020, 2019 and 2018. Stockholders of record as of each respective record date were entitled to receive the distribution.

Record Date	Payment Date	Amount per share
January 15 and 31, 2018	January 31, 2018	0.2667
February 15 and 28, 2018	February 28, 2018	0.2667
March 15 and 30, 2018	March 30, 2018	0.2667
April 13 and 30, 2018	April 30, 2018	0.2667
May 15 and 31, 2018	May 31, 2018	0.2667
June 15 and 29, 2018	June 29, 2018	0.2667
July 13 and 13, 2018	July 31, 2018	0.2667
August 15 and 31, 2018	August 31, 2018	0.2667
September 14 and 28, 2018	September 28, 2018	0.2667
October 15 and 31, 2018	October 31, 2018	0.2667
November 15 and 30, 2018	November 30, 2018	0.2667
December 14 and 31, 2018	December 31, 2018	0.2667
January 25, 2019	January 31, 2019	0.05334
February 11, 2019	February 28, 2019	0.05334
March 11, 2019	March 29, 2019	0.05334
April 29, 2019	April 30, 2019	0.05334
May 30, 2019	May 31, 2019	0.05334
June 27, 2019	June 28, 2019	0.05334
July 30, 2019	July 31, 2019	0.05334
August 29, 2019	August 30, 2019	0.05334
September 27, 2019	September 30, 2019	0.05334
October 30, 2019	October 31, 2019	0.05334
November 28, 2019	November 29, 2019	0.05334
December 30, 2019	December 31, 2019	0.05334
January 30, 2020	January 31, 2020	0.03500
February 27, 2020	February 28, 2020	0.03500
March 30, 2020	March 31, 2020	0.03500
October 29, 2020	October 30, 2020	0.01000
November 27, 2020	November 30, 2020	0.01000
December 30, 2020	December 31, 2020	0.01000

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

The following table reflects activity under the Company's Share Repurchase Program for the year ended December 30, 2018:

Offer Date	Quantity Offered	Price per Share	Repurchase Date	Repurchase Quantity
3/27/2018	895,070	$7.66	5/8/2018	895,036
5/21/2018	890,089	7.49	6/29/2018	890,048

Notwithstanding the suspension of the share repurchase program, our board of directors approved the repurchase of shares of our common stock from our stockholders who have requested repurchases in connection with such stockholder’s death or disability. In the event of the death or disability of a stockholder, the Company will repurchase the shares held by such stockholder at a price equal to the NAV per share of our shares as disclosed in the periodic report the Company files with the SEC immediately following the date of the death or disability of such stockholder. The Company's board of directors has the right to suspend or terminate repurchases due to death or disability to the extent that it determines that it is in the Company's best interest to do so. During the years ended December 31, 2020, 2019 and 2018, the Company repurchased 647,252, 248,704 and 263,737, respectively, of certain shareholders due to death or disability.

Note 14. Financial Highlights

The following is a schedule of financial highlights of the Company for the years ended December 31, 2020, 2019, 2018, 2017 and 2016:

	For the years ended December 31,
	2020	2019	2018	2017	2016
Per Share Data:(1)
Net asset value at beginning of period	$5.78	$6.72	$7.66	$8.17	$8.16
Net investment income/(loss)	(0.02)	0.32	0.48	0.55	0.66
Net realized gains/(losses) on investments and total return swap	(0.72)	(0.28)	(0.59)	(0.27)	(0.15)
Net unrealized appreciation/(depreciation) on investments and total return swap	0.22	(0.34)	(0.18)	(0.14)	0.25
Net increase/(decrease) in net assets	(0.52)	(0.30)	(0.29)	0.14	0.76
Distribution from tax return of capital(2)	(0.14)	(0.26)	—	—	—
Distributions from earnings(2)	—	(0.38)	(0.64)	(0.64)	(0.76)
Total distributions to shareholders	(0.14)	(0.64)	(0.64)	(0.64)	(0.76)
Issuance of common shares above net asset value(3)	—	—	(0.01)	(0.01)	0.01
Net asset value at end of period	$5.12	$5.78	$6.72	$7.66	$8.17
Total return based on net asset value(4)(5)	(9.04)%	(4.43)%	(4.04)%	1.53%	9.87%
Portfolio turnover rate	23.73%	34.92%	23.42%	36.31%	26.33%
Shares outstanding at end of period	102,630,605	102,282,366	98,502,907	96,620,231	94,666,418
Net assets at end of period	$525,740,939	$591,062,721	$662,080,199	$739,986,569	$773,113,087
Ratio/Supplemental Data:
Ratio of net investment income to average net assets(5)	(0.49)%	5.05%	6.62%	6.84%	8.20%
Ratio of net expenses (including incentive fees) to average net assets(5)	10.07%	7.54%	7.15%	7.13%	5.44%
Ratio of incentive fees to average net assets	0.00%	0.03%	0.00%	0.61%	1.27%
Supplemental Data:
Asset coverage ratio per unit(6)	$4,626	$2,801	$2,656	$2,330	$2,476
Percentage of non-recurring fee income	2.52%	4.91%	3.63%	6.79%	8.64%
Ratio of net expenses (excluding incentive fees) to average net assets	10.07%	7.52%	7.15%	6.52%	4.18%
Ratio of interest and financing related expenses to average net assets (7)	2.37%	3.22%	3.03%	2.38%	2.03%
Total Debt Outstanding:(8)(9)
Revolving Credit Facility	$145,000,000	$328,100,000	$355,000,000	$435,000,000	$390,000,000
Total Return Swap(10)	—	—	51,776,760	127,519,693	147,892,739

(1)

The per share data was derived by using the weighted average shares outstanding during the years ended December 31, 2020, 2019, 2018, 2017 and 2016 which were 102,744,642, 100,582,788, 97,404,685, 96,248,024 and 90,424,090, respectively. Table may not foot due to rounding.

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
(5)

Total returns, ratios of net investment income and ratios of gross expenses to average net assets for the year ended December 31, 2016, prior to the effect of the Expense Support Agreement were as follows: total return 7.57%, ratio of net investment income: 8.32% and ratio of net expenses to average net assets: 7.76%.

(6)

Asset coverage per unit is the ratio of the carrying value of the Company's total consolidated assets for regulatory purposes, which includes the underlying fair value of net TRS, less all liabilities and indebtedness not represented by senior securities to the aggregate amount of senior securities representing indebtedness and the implied leverage on the TRS. Asset coverage per unit is expressed in terms of dollars per $1,000 of indebtedness. For the years ended December 31, 2020, 2019, 2018, 2017 and 2016, the Company's Asset Coverage Per Unit including unfunded commitments was $4,130, $2,547, $2,363, $2,054 and $2,355, respectively.

(7)	Represents the impact of non-recurring fees over total investment income.
(8)	Total amount of each class of senior securities outstanding at the end of the period excluding debt issuance costs.
(9)	Average market value per unit is not applicable as these classes of securities are not registered for public trading.
(10)	The TRS amount is comprised of the outstanding notional amount of the TRS, less the initial amount of any cash collateral required to be posted by Arbor under the TRS.

Note 15. Selected Quarterly Financial Data (unaudited)

	Quarter Ended
	December 31, 2020	September 30, 2020	June 30, 2020	March 31, 2020
Total investment income	$12,081,523	$12,935,319	$11,699,454	$11,176,811
Total investment income per common share	0.12	0.13	0.11	0.11
Net investment income/(loss)	5,389,550	6,081,232	(14,767,663)	823,800
Net investment income/(loss) per common share	0.05	0.06	(0.14)	0.01
Net realized and unrealized gain/(loss)	19,937,287	26,039,189	23,444,565	(120,064,806)
Net realized and unrealized gain/(loss) per common share	0.19	0.25	0.23	(1.17)
Net increase/(decrease) in net assets resulting from operations	25,326,837	32,120,421	8,676,902	(119,241,006)
Basic and diluted earnings/(loss) per common share	0.25	0.31	0.08	(1.16)
Net asset value per common share at end of quarter	5.11	4.91	4.60	4.51

	Quarter Ended
	December 31, 2019	September 30, 2019	June 30, 2019	March 31, 2019
Total investment income	$17,119,758	$18,160,825	$23,906,563	$20,910,460
Total investment income per common share	0.17	0.18	0.24	0.21
Net investment income	5,670,095	5,757,586	11,859,528	8,794,693
Net investment income per common share	0.06	0.06	0.12	0.09
Net realized and unrealized gain/(loss)	(14,297,904)	(24,569,974)	(28,913,606)	6,118,679
Net realized and unrealized gain/(loss) per common share	(0.15)	(0.24)	(0.29)	0.06
Net increase/(decrease) in net assets resulting from operations	(8,627,809)	(18,812,388)	(17,054,078)	14,913,372
Basic and diluted earnings/(loss) per common share	(0.09)	(0.19)	(0.17)	0.15
Net asset value per common share at end of quarter	5.78	6.03	6.37	6.71

	Quarter Ended
	December 31, 2018	September 30, 2018	June 30, 2018	March 31, 2018
Total investment income	$23,444,596	$24,477,122	$24,890,883	$24,360,040
Total investment income per common share	0.24	0.25	0.26	0.25
Net investment income	10,696,360	12,357,369	12,260,712	11,414,345
Net investment income per common share	0.11	0.13	0.13	0.12
Net realized and unrealized gain/(loss)	(27,127,542)	(18,063,473)	(17,587,989)	(12,427,418)
Net realized and unrealized gain/(loss) per common share	(0.28)	(0.19)	(0.18)	(0.13)
Net increase/(decrease) in net assets resulting from operations	(16,431,182)	(5,706,104)	(5,327,277)	(1,013,073)
Basic and diluted earnings/(loss) per common share	(0.17)	(0.06)	(0.05)	(0.01)
Net asset value per common share at end of quarter	6.72	7.05	7.27	7.49

Note 16. Subsequent Events

Management has evaluated subsequent events through the date of issuance of the consolidated financial statements included herein. There have been no subsequent events that occurred during such period that would require disclosure in this Form 10-K or would be required to be recognized in the consolidated financial statements as of and for the year ended December 31, 2020, except as disclosed below.

On January 21, 2021, the Company's board of directors declared a series of monthly distributions for January, February and March 2021 in the amount of $0.010 per share. Stockholders of record as of each respective monthly record date will be entitled to receive the distribution. Below are the details for each respective distribution:

Record Date	Payment Date	Amount per share
January 28, 2021	January 29, 2021	$0.010
February 25, 2021	February 26, 2021	0.010
March 30, 2021	March 31, 2021	0.010

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Rule 13a-15(f) of the Exchange Act, and for performing an assessment of the effectiveness of internal control over financial reporting as of December 31, 2020. Internal control over financial reporting is a process designed by, or under the supervision of, our principal executive and principal financial officers, or persons performing similar functions, and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Management performed an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2020 based upon the criteria set forth in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our assessment, management determined that our internal control over financial reporting was effective as of December 31, 2020.

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

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by Item 10 is hereby incorporated by reference from our definitive proxy statement relating to our 2021 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of our fiscal year.

Item 11. Executive Compensation

The information required by Item 11 is hereby incorporated by reference from our definitive proxy Statement relating to our 2021 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of our fiscal year.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12 is hereby incorporated by reference from our definitive proxy Statement relating to our 2021 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of our fiscal year.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by Item 13 is hereby incorporated by reference from our definitive proxy Statement relating to our 2021 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of our fiscal year.

Item 14. Principal Accountant Fees and Services

The information required by Item 14 is hereby incorporated by reference from our definitive proxy Statement relating to our 2021 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of our fiscal year.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)	The following documents are filed as part of this Annual Report:

The following consolidated financial statements are set forth in Item 8:

(b)	Exhibits

The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC:

3.1	Articles of Incorporation of the Registrant
3.2	Articles of Amendment of the Registrant
3.3	Articles of Amendment and Restatement of the Registrant
3.4	Second Articles of Amendment and Restatement of the Registrant
3.5	Form of Articles Supplementary Electing to be Subject to Subtitle 8 of the Maryland General Corporation Law
3.6	Form of Bylaws of the Registrant
4.1	Description of Securities
10.2	Second Amended and Restated Distribution Reinvestment Plan

10.3	Investment Advisory Agreement
10.4	Custody Agreement
10.5	Form of Administration Agreement
10.6	Form of License Agreement
10.7	Amended and Restated Loan Agreement, dated as of September 29, 2017 by and among Alpine Funding LLC, as company, JPMorgan Chase Bank, National Association, as administrative agent, the Financing Providers from time to time party thereto, SIC Advisors LLC, as the portfolio manager, and the Collateral Administrator, Collateral Agent and Securities Intermediary party thereto
10.8	Amendment No. 1 to Amended and Restated Loan Agreement, dated as of November 18, 2020, among Alpine Funding LLC, SIC Advisors LLC, the Financing Providers thereto, Citibank, N.A., as collateral agent and securities intermediary, Virtus Group, LP, as collateral administrator, and JPMorgan Chase Bank, National Association, as administrative agent
10.9	Sale and Contribution Agreement, dated as of July 23, 2014, by and between Sierra Income Corporation, as seller, and Alpine Funding LLC, as purchaser
10.10	Portfolio Management Agreement, dated as of July 23, 2014, by and between Alpine Funding LLC, as borrower and SIC Advisors LLC, as portfolio manager
10.11	Limited Liability Company Operating Agreement of Sierra Senior Loan Strategy JV I LLC, dated March 27, 2015
21.1	List of Subsidiaries*

31.1	Certification by Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification by Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

*	Filed herewith.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: March 19, 2021	Sierra Income Corporation.

	By	/s/ Seth Taube
Seth Taube Chief Executive Officer (Principal Executive Officer)

	By	/s/ Richard T. Allorto Jr.
Richard T. Allorto Jr. Chief Financial Officer (Principal Accounting and Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the following capacities on March 19, 2021.

/s/ Seth Taube	Chief Executive Officer
Seth Taube	(Principal Executive Officer)

/s/ Richard T. Allorto Jr.	Chief Financial Officer
Richard T. Allorto Jr.	(Principal Accounting and Financial Officer)

/s/ Brook Taube	Director
Brook Taube

/s/ Oliver T. Kane	Director
Oliver T. Kane

/s/ Valerie Lancaster-Beal	Director
Valerie Lancaster-Beal

/s/ Stephen R. Byers	Director and Chairman of the Board of Directors
Stephen R. Byers

/s/ Matthew E. Forstenhausler	Director
Matthew E. Forstenhausler