Form 10-Q
period 2021-03-31
Sierra Income Corp
filed 2021-05-14
CIK 1523526

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

_____________________________________________________

Form 10-Q

____________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2021

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

As of May 14, 2021, the Registrant had 102,526,411 shares of common stock, $0.001 par value, outstanding.

Sierra Income Corporation

Consolidated Statements of Assets and Liabilities

	March 31, 2021	December 31, 2020
ASSETS	(unaudited)
Investments at fair value
Non-controlled/non-affiliated investments (amortized cost of $528,108,044 and $521,483,006 respectively)	$490,961,638	$472,813,820
Controlled/affiliated investments (amortized cost of $180,173,971 and $179,520,933 respectively)	135,324,835	131,172,660
Investments at fair value	626,286,473	603,986,480
Cash and cash equivalents	66,581,275	65,301,216
Interest receivable from investments	4,972,303	3,943,980
Unsettled trades receivable	1,604,750	2,541,500
Prepaid expenses and other assets	1,216,539	1,934,866
Total assets	$700,661,340	$677,708,042

LIABILITIES
Revolving credit facilities payable (net of deferred financing costs of $229,310 and $659,266, respectively) (Note 5)	$144,770,690	$144,340,734
Unsettled trades payable	5,092,500	11,061
Base management fees payable (Note 6)	3,066,397	2,967,857
Accounts payable and accrued expenses	2,549,163	1,406,175
Deferred tax liability	1,582,627	2,390,596
Administrator fees payable (Note 6)	643,620	401,260
Interest payable	473,263	449,420
Total liabilities	158,178,260	151,967,103

Commitments (Note 10)

NET ASSETS
Common shares, par value $0.001 per share, 250,000,000 common shares authorized, 102,839,640 and 102,630,605 common shares issued and outstanding, respectively	$102,840	$102,631
Capital in excess of par value	851,722,263	850,737,609
Total distributable earnings/(loss)	(309,342,023)	(325,099,301)
Total net assets	542,483,080	525,740,939
Total liabilities and net assets	$700,661,340	$677,708,042
NET ASSET VALUE PER COMMON SHARE	$5.28	$5.12

See accompanying notes to consolidated financial statements.

Sierra Income Corporation

Consolidated Statements of Operations

(unaudited)

	Three Months Ended
	March 31,
	2021	2020
INVESTMENT INCOME
Interest and dividend income from investments
Non-controlled/non-affiliated investments:
Cash	$9,127,886	$7,325,853
Payment-in-kind	436,461	537,045
Controlled/affiliated investments:
Cash	1,903,714	1,846,077
Payment-in-kind	94,169	114,763
Total interest and dividend income	11,562,230	9,823,738
Fee income (Note 11)	356,758	121,698
Interest from cash and cash equivalents	5,667	1,231,375
Total investment income	11,924,655	11,176,811

EXPENSES
Base management fees (Note 6)	3,066,397	3,251,451
Interest and financing expenses	1,687,059	4,287,663
General and administrative expenses	1,611,627	1,970,968
Professional fees	724,182	118,054
Administrator expenses (Note 6)	643,620	721,632
Offering costs	—	3,243
Total expenses	7,732,885	10,353,011

Income tax expense	1,253,011	—

NET INVESTMENT INCOME/(LOSS)	2,938,759	823,800

REALIZED AND UNREALIZED GAIN/(LOSS) ON INVESTMENTS
Net realized gain/(loss) from non-controlled/non-affiliated investments	33,031	(14,913)
Net realized gain/(loss) from controlled/affiliated investments	37,764	232,392
Net change in unrealized appreciation/(depreciation) on non-controlled/non-affiliated investments	11,521,587	(88,998,580)
Net change in unrealized appreciation/(depreciation) on controlled/affiliated investments	3,499,137	(31,524,640)
Change in provision for deferred taxes on unrealized appreciation/(depreciation) on investments	807,969	240,935
Net realized and unrealized gain/(loss) on investments	15,899,488	(120,064,806)
NET INCREASE/(DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS	$18,838,247	$(119,241,006)

WEIGHTED AVERAGE - BASIC AND DILUTED EARNINGS/(LOSS) PER COMMON SHARE	$0.18	$(1.16)
WEIGHTED AVERAGE - BASIC AND DILUTED NET INVESTMENT INCOME/(LOSS) PER COMMON SHARE	$0.03	$0.01
WEIGHTED AVERAGE COMMON STOCK OUTSTANDING - BASIC AND DILUTED (NOTE 9)	102,771,859	102,715,153
DISTRIBUTIONS DECLARED PER COMMON SHARE	$0.03	$0.11

See accompanying notes to the consolidated financial statements.

Sierra Income Corporation

Consolidated Statements of Changes in Net Assets

(unaudited)

	Common Stock
		Par	Paid in Capital	Distributable	Total
	Shares	Amount	in Excess of Par	Earnings	Net Assets
Balance at December 31, 2019	102,282,366	$102,282	$869,567,685	$(278,607,246)	$591,062,721
Net increase (decrease) in net assets resulting from operations:
Net investment income/(loss)	—	—	—	823,800	823,800
Net realized gain (loss) on investments	—	—	—	217,479	217,479
Net change in unrealized appreciation/(depreciation) on investments	—	—	—	(120,523,220)	(120,523,220)
Change in provision for deferred taxes on unrealized appreciate/(depreciation) on investments	—	—	—	240,935	240,935
Shareholder distributions:
Issuance of common shares pursuant to distribution reinvestment plan	710,046	711	3,842,420	—	3,843,131
Repurchase of common shares	(124,861)	(125)	(721,569)	—	(721,694)
Distributions from earnings	—	—	—	(10,691,828)	(10,691,828)
Total increase/(decrease) for the three months ended March 31, 2020	585,185	586	3,120,851	(129,932,834)	(126,811,397)
Balance at March 31, 2020	102,867,551	$102,868	$872,688,536	$(408,540,080)	$464,251,324

Balance at December 31, 2020	102,630,605	$102,631	$850,737,609	$(325,099,301)	$525,740,939
Net increase (decrease) in net assets resulting from operations:
Net investment income/(loss)	—	—	—	2,938,759	2,938,759
Net realized gain (loss) on investments	—	—	—	70,795	70,795
Net change in unrealized appreciation/(depreciation) on investments	—	—	—	15,020,724	15,020,724
Change in provision for deferred taxes on unrealized appreciate/(depreciation) on investments	—	—	—	807,969	807,969
Shareholder distributions:
Issuance of common shares pursuant to distribution reinvestment plan	211,486	211	1,025,975	—	1,026,186
Repurchase of common shares	(2,451)	(2)	(41,321)	—	(41,323)
Distributions from earnings	—	—	—	(3,080,969)	(3,080,969)
Total increase/(decrease) for the three months ended March 31, 2021	209,035	209	984,654	15,757,278	16,742,141
Balance at March 31, 2021	102,839,640	$102,840	$851,722,263	$(309,342,023)	$542,483,080

See accompanying notes to consolidated financial statements.

Sierra Income Corporation

Consolidated Statements of Cash Flows

(unaudited)

	Three Months Ended March 31,
	2021	2020
Cash flows from operating activities
NET INCREASE/(DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS:	$18,838,247	$(119,241,006)
ADJUSTMENT TO RECONCILE NET INCREASE/(DECREASE) IN NET ASSETS FROM OPERATIONS TO NET CASH PROVIDED BY/(USED IN) OPERATING ACTIVITIES:
Payment-in-kind interest income	(530,630)	(651,808)
Net amortization of premium on investments	(140,980)	148,646
Amortization of deferred financing costs	429,956	485,291
Net realized (gain)/loss on investments	(70,795)	(217,479)
Net change in unrealized (appreciation)/depreciation on investments	(15,020,724)	120,523,220
Purchases and originations	(40,550,367)	(36,713,624)
Proceeds from sale of investments and principal repayments	34,013,503	24,253,640
(Increase)/decrease in operating assets:
Unsettled trades receivable	936,750	(302,519)
Interest receivable from investments	(1,028,323)	4,172,989
Deferred transaction costs	—	(714,684)
Prepaid expenses and other assets	718,327	475,603
Increase/(decrease) in operating liabilities:
Unsettled trades payable	5,081,439	—
Base management fee payable	98,540	(809,067)
Accounts payable and accrued expenses	1,142,988	484,691
Administrator fees payable	242,360	339,709
Interest payable	23,843	(227,390)
Deferred tax liability	(807,969)	(240,935)
NET CASH PROVIDED BY/(USED IN) OPERATING ACTIVITIES	3,376,165	(8,234,723)
Cash flows from financing activities:
Repayments of revolving credit facility	—	(60,000,000)
Payment of cash distributions	(2,054,783)	(4,513,897)
Financing costs paid	—	(50,926)
Repurchase of common shares	(41,323)	(721,694)
NET CASH PROVIDED BY/(USED IN) FINANCING ACTIVITIES	(2,096,106)	(65,286,517)
TOTAL INCREASE/(DECREASE) IN CASH	1,280,059	(73,521,240)
CASH, CASH EQUIVALENTS AT BEGINNING OF PERIOD	65,301,216	225,316,656
CASH, CASH EQUIVALENTS AT END OF PERIOD	$66,581,275	$151,795,416
Supplemental Information:
Cash paid during the period for interest	$1,233,260	$4,029,762
Supplemental non-cash information:
Issuance of common shares in connection with distribution reinvestment plan	$1,026,186	$3,843,131

See accompanying notes to consolidated financial statements.

Sierra Income Corporation

Consolidated Schedule of Investments

As of March 31, 2021

(unaudited)

Company(1)(2)	Industry	Type of Investment	Maturity	Par Amount	Cost	Fair Value	% of Net Assets(3)
Non-controlled/non-affiliated investments –	90.5%

AAAHI Acquisition Corporation	Transportation: Consumer	Senior Secured First Lien Term Loan LIBOR + 8.250%, 1.000% Floor (4) (5) (6)	12/10/2023	$7,171,475	$6,872,257	$5,020,032	0.9%
				7,171,475	6,872,257	5,020,032
AAdvantage Loyality IP Ltd.	Transportation: Consumer	Senior Secured First Lien Term Loan LIBOR + 4.750%, 0.750% Floor (9)	4/20/2028	1,000,000	990,000	990,000	0.2%
		Senior Secured First Lien Notes 5.750% (7) (9)	4/20/2029	1,000,000	1,000,000	1,000,000	0.2%
				2,000,000	1,990,000	1,990,000
Alpine SG, LLC	High Tech Industries	Senior Secured First Lien Term Loan LIBOR + 8.500%, 1.000% Floor (4) (5) (12)	11/16/2022	1,262,051	1,234,720	1,305,213	0.2%
		Senior Secured First Lien Delayed Draw Term Loan LIBOR + 5.750%, 1.000% Floor (4) (5)	11/16/2022	6,165,725	6,165,643	6,116,399	1.1%
		Senior Secured First Lien Term Loan LIBOR + 5.750%, 1.000% Floor (4) (5)	11/16/2022	12,529,258	12,519,035	12,429,023	2.3%
				19,957,034	19,919,398	19,850,635
American Dental Partners, Inc.	Healthcare & Pharmaceuticals	Senior Secured Second Lien Term Loan LIBOR + 8.500%, 1.000% Floor (4) (5)	9/25/2023	4,893,750	4,893,750	4,749,384	0.9%
				4,893,750	4,893,750	4,749,384
Amerijet Holdings, Inc.	Transportation: Cargo	Senior Secured First Lien Term Loan LIBOR + 8.000%, 1.000% Floor (5) (8)	7/15/2021	2,746,268	2,746,268	2,746,268	0.5%
				2,746,268	2,746,268	2,746,268
AMMC CLO 22, Limited Series 2018-22A	Multi-Sector Holdings	Subordinated Notes 13.429% effective yield (7) (9) (10)	4/25/2031	7,222,000	5,288,931	4,827,907	0.9%
				7,222,000	5,288,931	4,827,907
AMMC CLO 23, Ltd. Series 2020-23A	Multi-Sector Holdings	Subordinated Notes 19.100% effective yield (7) (9) (10)	10/17/2031	2,000,000	1,688,071	1,724,200	0.3%
				2,000,000	1,688,071	1,724,200
Answers Finance, LLC	High Tech Industries	Common Stock - 388,533 shares (11)		—	4,769,445	—	—%
				—	4,769,445	—
Apidos CLO XXIV, Series 2016-24A	Multi-Sector Holdings	Subordinated Notes 8.894% effective yield (5) (7) (9) (10)	7/20/2027	18,357,647	9,906,069	9,364,236	1.7%
				18,357,647	9,906,069	9,364,236
Arrow International Inc.	Hotel, Gaming & Leisure	Senior Secured First Lien Term Loan LIBOR + 7.250%, 1.250% Floor (4)	12/21/2025	10,000,000	10,000,000	10,046,000	1.9%
				10,000,000	10,000,000	10,046,000
Aviation Technical Services, Inc.	Aerospace & Defense	Senior Secured Second Lien Term Loan LIBOR + 8.500%, 1.000% Floor (4) (5)	3/31/2022	25,000,000	25,000,000	22,365,000	4.1%
				25,000,000	25,000,000	22,365,000

Company(1)(2)	Industry	Type of Investment	Maturity	Par Amount	Cost	Fair Value	% of Net Assets(3)
Brook & Whittle Holding Corp.	Containers, Packaging & Glass	Senior Secured First Lien Delayed Draw Term Loan LIBOR + 5.250%, 1.000% Floor (4) (5)	10/17/2024	699,967	697,598	686,458	0.1%
		Senior Secured First Lien Term Loan LIBOR + 5.250%, 1.000% Floor (4) (5)	10/17/2024	2,976,219	2,966,146	2,918,778	0.5%
				3,676,186	3,663,744	3,605,236
CM Finance SPV LLC	Banking, Finance, Insurance & Real Estate	Subordinated Notes 3.000% (5)	6/24/2021	35,600	35,600	35,600	—%
				35,600	35,600	35,600
CPI International, Inc.	Aerospace & Defense	Senior Secured Second Lien Term Loan LIBOR + 7.250%, 1.000% Floor (5) (8)	7/28/2025	8,575,302	8,559,759	7,989,609	1.5%
				8,575,302	8,559,759	7,989,609
CT Technologies Intermediate Holdings, Inc.	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loan LIBOR + 5.000%, 1.000% Floor (5) (8)	12/16/2025	7,000,000	6,966,977	7,007,700	1.3%
				7,000,000	6,966,977	7,007,700
DataOnline Corp.	High Tech Industries	Revolving Credit Facility LIBOR + 6.250%, 1.000% Floor (4) (5) (12)	11/13/2025	1,821,429	1,821,429	1,784,143	0.3%
		Senior Secured First Lien Term Loan LIBOR + 6.250%, 1.000% Floor (4) (5)	11/13/2025	14,850,000	14,850,000	14,591,610	2.7%
				16,671,429	16,671,429	16,375,753
Dryden 43 Senior Loan Fund, Series 2016-43A	Multi-Sector Holdings	Subordinated Notes 8.262% effective yield (5) (7) (9) (10)	7/20/2029	3,620,000	2,432,720	2,280,962	0.4%
				3,620,000	2,432,720	2,280,962
Dryden 49 Senior Loan Fund, Series 2017-49A	Multi-Sector Holdings	Subordinated Notes 9.989% effective yield (5) (7) (9) (10)	7/18/2030	17,233,288	11,996,289	10,143,513	1.9%
				17,233,288	11,996,289	10,143,513
Envision Healthcare Corporation	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loan LIBOR + 3.750% (5) (8)	10/10/2025	48,875	33,791	42,047	—%
				48,875	33,791	42,047
Friedrich Holdings, Inc.	Construction & Building	Senior Secured First Lien Term Loan LIBOR + 6.000%, 1.000% Floor (5) (8)	2/7/2023	10,394,850	10,394,850	10,309,612	1.9%
				10,394,850	10,394,850	10,309,612
GK Holdings, Inc.	Services: Business	Senior Secured Second Lien Term Loan LIBOR + 10.250%, 1.000% Floor (4) (6)	1/20/2022	10,000,000	10,000,000	5,500,000	1.0%
				10,000,000	10,000,000	5,500,000

Company(1)(2)	Industry	Type of Investment	Maturity	Par Amount	Cost	Fair Value	% of Net Assets(3)
Glass Mountain Pipeline Holdings, LLC	Energy: Oil & Gas	Senior Secured First Lien Term Loan LIBOR + 4.500%, 1.000% Floor (5) (6) (8)	12/23/2024	48,500	23,854	16,684	—%
				48,500	23,854	16,684
Golden West Packaging Group LLC	Forest Products & Paper	Senior Secured First Lien Term Loan LIBOR + 5.250%, 1.000% Floor (5) (8)	6/20/2023	1,323,073	1,323,073	1,315,929	0.2%
				1,323,073	1,323,073	1,315,929
Holland Acquisition Corp.	Energy: Oil & Gas	Senior Secured First Lien Term Loan LIBOR + 9.000%, 1.000% Floor (4) (6) (13)	5/29/2020	3,754,497	3,634,434	—	—%
				3,754,497	3,634,434	—
Hylan Datacom & Electrical LLC	Construction & Building	Senior Secured First Lien Term Loan LIBOR + 10.000%, 1.000% Floor (4) (5)	7/25/2022	15,370,038	15,370,038	12,296,030	2.3%
				15,370,038	15,370,038	12,296,030
Impact Group, LLC	Services: Business	Senior Secured First Lien Term Loan LIBOR + 7.370%, 1.000% Floor (4) (5)	6/27/2023	5,688,042	5,688,042	5,540,153	1.0%
				5,688,042	5,688,042	5,540,153
Innovative XCessories & Services, LLC	Automotive	Senior Secured First Lien Term Loan LIBOR + 5.200%, 1.000% Floor (5) (14)	3/5/2027	2,969,243	2,943,952	2,965,087	0.5%
				2,969,243	2,943,952	2,965,087
Interflex Acquisition Company, LLC	Containers, Packaging & Glass	Senior Secured First Lien Term Loan LIBOR + 8.000%, 1.000% Floor (5) (8)	8/18/2022	11,371,703	11,363,162	11,371,703	2.1%
				11,371,703	11,363,162	11,371,703
Iqor US Inc.	Services: Business	Senior Secured First Lien Term Loan LIBOR + 7.500%, 1.000% Floor (5) (8)	11/19/2024	3,335,567	3,274,293	3,260,517	0.6%
		Senior Secured First Lien Term Loan LIBOR + 7.500%, 1.000% Floor (8)	11/19/2025	7,392,831	7,392,831	7,448,277	1.4%
		Equity - 158,959 Shares (11)		—	1,907,509	2,106,207	0.4%
				10,728,398	12,574,633	12,815,001
Isagenix International, LLC	Wholesale	Senior Secured First Lien Term Loan LIBOR + 5.750%, 1.000% Floor (4) (5)	6/16/2025	1,743,875	1,714,131	1,284,015	0.2%
				1,743,875	1,714,131	1,284,015
Isola USA Corp.	High Tech Industries	Senior Secured Second Lien Term Loan LIBOR + 9.500%, 1.000% Floor, PIK (4) (6) (12)	1/2/2023	11,615,718	6,986,729	9,292,575	1.7%
		Common Units - 10,283,782 units (11)		—	—	—	—%
				11,615,718	6,986,729	9,292,575
Ivanti Software, Inc.	High Tech Industries	Senior Secured Second Lien Term Loan LIBOR + 8.500%, 1.000% Floor (5) (8)	12/1/2028	6,000,000	6,000,000	5,947,800	1.1%
				6,000,000	6,000,000	5,947,800
JFL-WCS Partners, LLC	Environmental Industries	Preferred units - 618,876 6.000%, PIK (5)		—	659,447	709,806	0.1%
		Common Units - 70,412 units (5) (11)		—	98,052	5,069,664	0.9%
				—	757,499	5,779,470
JFL-NGS Partners, LLC	Environmental Industries	Preferred units - 6,375,000 units 12.500%		—	6,354,478	6,354,283	1.2%
		Common Units - 3,252.95 units (11)		—	1,125,000	1,125,000	0.2%
				—	7,479,478	7,479,283

Company(1)(2)	Industry	Type of Investment	Maturity	Par Amount	Cost	Fair Value	% of Net Assets(3)
K&N Parent, Inc.	Automotive	Senior Secured Second Lien Term Loan LIBOR + 8.750%, 1.000% Floor (8)	10/21/2024	2,000,000	1,715,972	1,715,000	0.3%
				2,000,000	1,715,972	1,715,000
Keystone Acquisition Corp.	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loan LIBOR + 5.250%, 1.000% Floor (4) (5)	5/1/2024	1,779,520	1,735,664	1,703,891	0.3%
		Senior Secured Second Lien Term Loan LIBOR + 9.250%, 1.000% Floor (4) (5)	5/1/2025	7,000,000	6,926,230	6,511,400	1.2%
				8,779,520	8,661,894	8,215,291
KNB Holdings Corporation	Consumer Goods: Durable	Senior Secured First Lien Term Loan LIBOR + 5.500%, 1.000% Floor (8)	4/26/2024	1,972,973	1,451,410	1,749,830	0.3%
				1,972,973	1,451,410	1,749,830
Lifestyle Intermediate II, LLC	Consumer Goods: Durable	Senior Secured First Lien Term Loan LIBOR + 7.000%, 1.000% Floor (5) (12)	1/26/2026	3,234,510	3,234,510	3,234,510	0.6%
				3,234,510	3,234,510	3,234,510
LogMeIn, Inc.	High Tech Industries	Senior Secured First Lien Term Loan LIBOR + 7.750%, 1.000% Floor (5) (8)	8/31/2027	1,995,000	1,969,268	1,989,015	0.4%
				1,995,000	1,969,268	1,989,015
Magnetite XIX, Limited	Multi-Sector Holdings	Subordinated Notes LIBOR + 7.610% (4) (7) (9) (10)	7/17/2030	2,000,000	1,893,387	1,980,200	0.4%
		Subordinated Notes LIBOR + 8.770% (4) (7) (9) (10)	4/17/2034	5,250,000	5,092,500	5,092,500	0.9%
		Subordinated Notes 9.779% effective yield (5) (7) (9) (10)	7/17/2030	13,730,209	9,154,651	8,269,705	1.5%
				20,980,209	16,140,538	15,342,405
Novetta Solutions, LLC	High Tech Industries	Senior Secured First Lien Term Loan LIBOR + 5.000%, 1.000% Floor (4) (5)	10/17/2022	1,556,671	1,523,226	1,545,463	0.3%
		Senior Secured Second Lien Term Loan LIBOR + 8.500%, 1.000% Floor (4) (5)	10/16/2023	11,000,000	10,955,272	10,676,600	2.0%
				12,556,671	12,478,498	12,222,063
Offen Inc.	Transportation: Cargo	Senior Secured First Lien Term Loan LIBOR + 5.000% (5) (8)	6/21/2026	2,886,637	2,864,934	2,835,544	0.5%
		Senior Secured First Lien Term Loan LIBOR + 5.000% (5) (8)	6/21/2026	1,059,292	1,051,328	1,040,543	0.2%
				3,945,929	3,916,262	3,876,087
Path Medical, LLC	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loan LIBOR + 13.000%, 1.000% Floor, PIK (4) (5) (6) (8)	10/11/2021	11,111,601	8,860,931	—	—%
		Senior Secured First Lien Term Loan LIBOR + 9.500%, 1.000% Floor, PIK (4) (5) (8)	10/11/2021	8,141,732	8,141,732	7,327,559	1.4%
		Warrants - 36,716 warrants (5) (11)	1/9/2027	—	669,709	—	—%
				19,253,333	17,672,372	7,327,559
PetroChoice Holdings, Inc.	Chemicals, Plastics & Rubber	Senior Secured Second Lien Term Loan LIBOR + 8.750%, 1.000% Floor (4) (5)	8/21/2023	9,000,000	9,000,000	8,111,700	1.5%
				9,000,000	9,000,000	8,111,700
Polymer Solutions Group Holdings, LLC	Chemicals, Plastics & Rubber	Senior Secured First Lien Term Loan LIBOR + 7.000%, 1.000% Floor (5) (8)	6/30/2021	1,055,988	1,054,153	1,050,391	0.2%
				1,055,988	1,054,153	1,050,391
Proppants Holdings, LLC	Energy: Oil & Gas	Senior Secured First Lien Term Loan LIBOR + 5.000%, 19.000% PIK (5)		87,494	87,494	87,494	—%
		Common Units - 216,882 units (11)		—	874,363	433,763	0.1%
		Common Units - 161,852 units (11)		—	8,832	—	—%
				87,494	970,689	521,257
PT Network, LLC	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loan LIBOR + 5.500%, 1.000% Floor, 2.00% PIK (5) (14)	11/30/2023	8,094,377	7,780,056	7,760,079	1.4%
		Membership Units - 1.441 units (5) (11)		—	—	—	—%
				8,094,377	7,780,056	7,760,079

Company(1)(2)	Industry	Type of Investment	Maturity	Par Amount	Cost	Fair Value	% of Net Assets(3)
RateGain Technologies, Inc.	Hotel, Gaming & Leisure	Subordinated Notes (5) (11) (13)	7/31/2020	404,335	404,335	—	—%
		Subordinated Notes (5) (11)	7/31/2021	476,190	476,190	—	—%
				880,525	880,525	—
Redwood Services Group, LLC	Services: Business	Senior Secured First Lien Term Loan LIBOR + 8.500%, 1.000% Floor (4) (5)	6/6/2023	3,990,000	3,990,000	3,990,000	0.7%
		Senior Secured First Lien Term Loan LIBOR + 6.000%, 1.000% Floor (5) (8)	6/6/2023	22,550,832	22,550,832	22,023,143	4.1%
		Senior Secured First Lien Term Loan LIBOR + 8.500%, 1.000% Floor (5) (8)	6/6/2023	732,200	716,527	746,844	0.1%
		Revolving Credit Facility LIBOR + 6.000%, 1.000% Floor (5) (8) (12)	6/6/2023	287,500	287,500	214,762	—%
				27,560,532	27,544,859	26,974,749
Resolute Investment Managers, Inc.	Banking, Finance, Insurance & Real Estate	Senior Secured Second Lien Term Loan LIBOR + 8.000%, 1.000% Floor (4) (5)	4/30/2025	6,000,000	5,972,491	6,015,000	1.1%
				6,000,000	5,972,491	6,015,000
Rhombus Cinema Holdings, LP	Media: Diversified & Production	Preferred Equity - 7,449 shares 10.000% PIK (5) (6) (11)		—	4,584,207	—	—%
		Common Units - 3,163 units (5) (11)		—	2,864,831	—	—%
		Common Units - 3,163 units (5) (11)		—	297,962	—	—%
				—	7,747,000	—
RTIC Subsidiary Holdings, LLC	Consumer Goods: Durable	Senior Secured First Lien Term Loan LIBOR + 7.750%, 1.250% Floor (4) (5)	9/1/2025	9,937,500	9,937,500	10,013,025	1.8%
		Senior Secured First Lien Term Loan LIBOR + 7.750%, 1.250% Floor (4) (5) (8)	9/1/2025	952,381	952,381	947,619	0.2%
		Revolving Credit Facility LIBOR + 7.750%, 1.250% Floor (4) (5) (8) (12)	9/1/2025	793,651	793,651	785,714	0.1%
		Preferred Class A units - 142.50 units (11)		—	142,500	142,500	—%
		Preferred Class B units - 142.50 units (11)		—	142,500	142,500	—%
		Common units - 150 units (11)		—	15,000	22,500	—%
				11,683,532	11,983,532	12,053,858
SavATree, LLC	Environmental Industries	Senior Secured First Lien Term Loan LIBOR + 5.000%, 1.000% Floor (4) (5)	6/2/2022	4,272,928	4,272,928	4,267,373	0.8%
				4,272,928	4,272,928	4,267,373
SFP Holding, Inc.	Construction & Building	Senior Secured First Lien Term Loan LIBOR + 6.250%, 1.000% Floor (4) (5) (12)	9/1/2022	23,595,073	23,576,731	23,595,073	4.3%
		Equity - 0.94% of outstanding equity (5) (11)		—	788,116	709,304	0.1%
				23,595,073	24,364,847	24,304,377
Simplified Logistics, LLC	Services: Business	Senior Secured First Lien Term Loan LIBOR + 6.500%, 1.000% Floor (4) (5)	2/28/2022	17,279,750	17,279,750	17,089,673	3.2%
		Senior Secured First Lien Term Loan LIBOR + 6.500%, 1.000% Floor (4) (5)	2/28/2022	968,780	968,780	958,124	0.2%
		Revolving Credit Facility LIBOR + 6.500%, 1.000% Floor (4) (5)	2/28/2022	3,533,333	3,533,333	3,496,940	0.6%
				21,781,863	21,781,863	21,544,737
SMART Financial Operations, LLC	Retail	Preferred Equity - 1,000,000 units (5) (11)		—	1,000,000	490,000	0.1%
				—	1,000,000	490,000

Company(1)(2)	Industry	Type of Investment	Maturity	Par Amount	Cost	Fair Value	% of Net Assets(3)
Smile Doctors, LLC	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loan LIBOR + 6.000%, 1.000% Floor (4) (5)	10/6/2022	13,770,549	13,754,062	13,694,811	2.5%
				13,770,549	13,754,062	13,694,811
Sound Point CLO XX, Ltd.	Multi-Sector Holdings	Subordinated Notes 8.553% effective yield (5) (7) (9) (10)	7/26/2031	4,489,000	3,391,711	2,793,954	0.5%
				4,489,000	3,391,711	2,793,954
Starfish Holdco, LLC	High Tech Industries	Senior Secured Second Lien Term Loan LIBOR + 9.000%, 1.000% Floor (4) (5)	8/18/2025	2,000,000	1,983,197	1,993,800	0.4%
				2,000,000	1,983,197	1,993,800
Team Car Care, LLC	Automotive	Senior Secured First Lien Term Loan LIBOR + 8.000%, 1.000% Floor (4) (5)	2/23/2023	13,488,757	13,488,757	13,402,429	2.5%
				13,488,757	13,488,757	13,402,429
Team Services Group	Services: Consumer	Senior Secured First Lien Term Loan LIBOR + 5.000%, 1.000% Floor (5) (8)	12/20/2027	5,000,000	4,853,387	4,975,000	0.9%
		Senior Secured Second Lien Term Loan LIBOR + 9.000%, 1.000% Floor (5) (8)	12/18/2028	5,000,000	4,852,959	4,975,000	0.9%
				10,000,000	9,706,346	9,950,000
The Octave Music Group, Inc.	Media: Diversified & Production	Senior Secured First Lien Term Loan LIBOR + 5.250%, 1.000% Floor, 0.75% PIK (5) (8)	5/29/2025	7,724,138	7,662,378	7,106,207	1.3%
				7,724,138	7,662,378	7,106,207
Thermacell Repellents, Inc.	Consumer Goods: Durable	Revolving Credit Facility LIBOR + 6.250%, 1.000% Floor (5) (12)	12/4/2026	1,430,000	1,408,596	1,408,000	0.3%
		Senior Secured First Lien Term Loan LIBOR + 6.250%, 1.000% Floor (5) (8)	12/4/2026	2,570,000	2,544,997	2,544,300	0.5%
		Senior Secured First Lien Term Loan LIBOR + 6.250%, 1.000% Floor (5) (8)	12/4/2026	230,000	227,762	227,700	—%
				4,230,000	4,181,355	4,180,000
Time Manufacturing Acquisition, LLC	Capital Equipment	Senior Secured First Lien Term Loan LIBOR + 5.000%, 1.000% Floor (5)	2/3/2023	2,496,538	2,496,263	2,496,289	0.5%
				2,496,538	2,496,263	2,496,289
True Religion Apparel, Inc.	Retail	Senior Secured First Lien Term Loan 10.000% (6)	10/27/2022	179,437	133,654	162,049	—%
		Common Stock - 2,448 shares (11)		—	—	—	—%
		Warrants - 1,122 warrants (11)		—	—	—	—%
				179,437	133,654	162,049
Velocity Pooling Vehicle, LLC	Automotive	Senior Secured First Lien Term Loan LIBOR + 11.000%, 1.000% Floor (4) (5)	4/28/2023	871,784	841,658	871,784	0.2%
		Common Units - 4,676 units (5) (11)		—	259,938	18,704	—%
		Warrants - 5,591 warrants (5) (11)	3/30/2028	—	310,802	22,364	—%
				871,784	1,412,398	912,852
VOYA CLO 2015-2, LTD.	Multi-Sector Holdings	Subordinated Notes 0.516% effective yield (5) (7) (9) (10)	7/19/2028	10,735,659	5,410,541	3,785,393	0.7%
				10,735,659	5,410,541	3,785,393
VOYA CLO 2016-2, LTD.	Multi-Sector Holdings	Subordinated Notes 2.808% effective yield (5) (7) (9) (10)	7/19/2028	11,088,290	6,992,766	5,007,472	0.9%
				11,088,290	6,992,766	5,007,472
Walker Edison Furniture Company LLC	Consumer Goods: Durable	Senior Secured First Lien Term Loan LIBOR + 8.750%, 1.000% Floor (4) (5)	9/26/2024	1,962,500	1,962,500	1,962,500	0.4%
		Senior Secured First Lien Term Loan LIBOR + 6.250%, 1.000% Floor (4) (5)	9/26/2024	14,156,250	14,156,250	14,156,250	2.6%
		Common Units - 2,000 units (5) (11)		—	2,000,000	11,400,000	2.1%
				16,118,750	18,118,750	27,518,750
Watermill-QMC Midco, Inc.	Automotive	Equity - 1.62% partnership interest (5) (11)		—	902,277	—	—%
				—	902,277	—
Wawona Delaware Holdings, LLC	Beverage & Food	Senior Secured First Lien Term Loan LIBOR + 4.750% (4) (5)	9/11/2026	45,050	42,860	44,811	—%
				45,050	42,860	44,811
West Dermatology, LLC	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loan LIBOR + 7.500%, 1.000% Floor (4) (5) (12)	2/11/2025	724,855	724,855	733,478	0.1%
		Revolving Credit Facility LIBOR + 6.000%, 1.000% Floor, 0.75% PIK (4) (5)	2/11/2025	1,659,427	1,659,427	1,632,544	0.3%
		Senior Secured First Lien Term Loan LIBOR + 6.000%, 1.000% Floor, 0.750% PIK (4) (5) (12)	2/11/2025	4,733,252	4,730,784	4,657,520	0.9%
				7,117,534	7,115,066	7,023,542
Wok Holdings Inc.	Retail	Senior Secured First Lien Term Loan LIBOR + 6.250% (5) (8)	3/1/2026	49,000	33,623	46,574	—%
				49,000	33,623	46,574

Total non-controlled/non-affiliated investments					$528,108,044	$490,961,638	90.5%

Company(1)(2)	Industry	Type of Investment	Maturity	Par Amount	Cost	Fair Value	% of Net Assets(3)
Controlled/affiliated investments –	24.9%
1888 Industrial Services, LLC	Energy: Oil & Gas	Revolving Credit Facility LIBOR + 5.000%, 1.000% Floor (4) (5) (12)	9/30/2021	1,243,924	1,243,924	1,243,924	0.2%
		Senior Secured First Lien Term Loan LIBOR + 5.000%, 1.000% Floor (5) (6) (8)	9/30/2021	431,176	403,717	431,176	0.1%
		Senior Secured First Lien Term Loan LIBOR + 5.000%, 1.000% Floor, PIK (4) (5) (6)	9/30/2021	3,587,761	3,315,574	—	—%
		Senior Secured First Lien Term Loan LIBOR + 8.000%, 1.000% Floor, PIK (4) (5) (6)	9/30/2021	9,495,885	6,816,029	—	—%
		Units - 6,122.765 units (5) (9) (11)		—	—	—	—%
				14,758,746	11,779,244	1,675,100
Black Angus Steakhouses, LLC	Hotel, Gaming & Leisure	Senior Secured First Lien Term Loan LIBOR + 9.000%, 1.000% Floor, PIK (4) (5) (6)	6/30/2022	22,117,386	20,457,589	8,846,954	1.6%
		Senior Secured First Lien Term Loan LIBOR + 9.000%, 1.000% Floor (4) (5)	6/30/2022	1,897,321	1,897,321	1,897,321	0.3%
		Senior Secured First Lien Term Loan LIBOR + 9.000%, 1.000% Floor (5) (8) (12)	6/30/2022	3,750,000	3,750,000	3,750,000	0.7%
		Equity - 44.60% of outstanding equity (5) (9) (11)		—	—	—	—%
				27,764,707	26,104,910	14,494,275
Caddo Investors Holdings 1 LLC	Forest Products & Paper	Equity - 12.250% LLC Interest (5) (16)		—	5,072,149	6,571,229	1.2%
				—	5,072,149	6,571,229
Charming Charlie LLC	Retail	Senior Secured First Lien Delayed Draw Term Loan 20.000% (6) (13)	5/15/2020	769,967	769,968	396,225	0.1%
		Senior Secured First Lien Term Loan LIBOR + 10.000%, 1.000% Floor (4) (6)	4/24/2023	7,590,773	5,859,128	—	—%
		Senior Secured First Lien Term Loan 20.000% (6) (13)	5/15/2020	138,517	138,517	71,281	—%
		Common Stock - 34,923,249 shares (9) (11)		—	—	—	—%
				8,499,257	6,767,613	467,506
Dynamic Energy Services International LLC	Energy: Oil & Gas	Senior Secured First Lien Term Loan 13.500% PIK (4) (5) (6)	12/31/2021	7,296,625	4,449,025	510,764	0.1%
		Common Units - 6,500,000 shares (5) (11)		—	—	—	—%
				7,296,625	4,449,025	510,764
Kemmerer Operations, LLC	Metals & Mining	Senior Secured First Lien Term Loan 15.000% PIK (5)	6/21/2023	2,210,242	2,210,242	2,210,242	0.4%
		Senior Secured First Lien Delayed Draw Term Loan 15.000% PIK (5) (12)	6/21/2023	278,071	278,071	278,071	0.1%
		Common Units - 6.7797 units (5) (11)		—	962,717	962,760	0.2%
				2,488,313	3,451,030	3,451,073
MCM 500 East Pratt Holdings, LLC	Banking, Finance, Insurance & Real Estate	Equity - 5,000,000 units (9) (11)		—	5,000,000	7,350,000	1.4%
				—	5,000,000	7,350,000
MCM Capital Office Park Holdings LLC	Banking, Finance, Insurance & Real Estate	Equity - 7,500,000 units (9) (11)		—	7,500,000	15,525,000	2.9%
				—	7,500,000	15,525,000
Sierra Senior Loan Strategy JV I LLC	Multi-Sector Holdings	Equity - 89.01% ownership of SIC Senior Loan Strategy JV I LLC (5) (9) (16)		—	110,050,000	85,279,888	15.7%
				—	110,050,000	85,279,888

Total controlled/affiliated investments(15)					$180,173,971	$135,324,835	24.9%

Total investments					$708,282,015	$626,286,473	115.4%

Money Market Fund - 32.5%
Federated Institutional Prime Obligations Fund		Money Market 0.150% (17)		$22,591,382	$22,591,382	$22,591,382	4.2%
State Street Institutional Liquid Reserves Fund		Money Market 0.010% (17)		14,093,689	14,097,560	14,095,099	2.6%
Total money market fund				$36,685,071	$36,688,942	$36,686,481	6.8%

(1)	All of the Company's investments are domiciled in the United States except for AMMC CLO 22, Limited Series 2018-22A, AMMC CLO 23, Ltd. Series 2020-23A, Apidos CLO XXIV, Series 2016-24A, Dryden 43 Senior Loan Fund, Series 2016-43A, Dryden 49 Senior Loan Fund, 2017-49A, Magnetite XIX, Limited, Sound Point CLO XX, Ltd., VOYA CLO 2016-2, LTD., and VOYA CLO 2015-2, LTD., which are all domiciled in the Cayman Islands. All foreign investments were denominated in US Dollars.
(2)	Unless otherwise indicated, all securities are valued using significant unobservable inputs, which are categorized as Level 3 assets under the definition of ASC 820 fair value hierarchy.
(3)	Percentage is based on net assets of $542,483,080 as of March 31, 2021.
(4)	The interest rate on these loans is subject to a base rate plus 3 Month "3M" LIBOR, which at March 31, 2021 was 0.19%. The interest rate is subject to a minimum LIBOR floor.
(5)	An affiliated fund that is managed by an affiliate of SIC Advisors LLC also holds an investment in this security.
(6)	The investment was on non-accrual status as of March 31, 2021.
(7)	Securities are exempt from registration under Rule 144A of the Securities Act of 1933. These securities represent a fair value of $56,270,042 or 10.4% of net assets as of March 31, 2021 and are considered restricted securities.
(8)	The interest rate on these loans is subject to a base rate plus 1 Month "1M" LIBOR, which at March 31, 2021 was 0.11%. The interest rate is subject to a minimum LIBOR floor.
(9)	The investment is not a qualifying asset under Section 55 of the Investment Company Act of 1940 (the "1940 Act"). Non-qualifying assets represent 26.4% of the Company's portfolio at fair value.
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

(11)	Security is non-income producing.
(12)	The investment has an unfunded commitment as of March 31, 2021. For further details see Note 10. Fair value includes an analysis of the unfunded commitment.
(13)	The investment is past due as of March 31, 2021
(14)	The interest rate on these loans is subject to a base rate plus 6 month "6M" LIBOR, which at March 31, 2021 was 0.21%. The interest rate is subject to a minimum LIBOR floor.
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

(16)	As a practical expedient, the Company uses NAV to determine the fair value of this investment.
(17)	Represents securities in Level 1 of the valuation hierarchical levels. Money Market investments are deemed to be cash equivalents and are not included in the ASC 820 table (see Note 4).

See accompanying notes to consolidated financial statements.

Sierra Income Corporation

Consolidated Schedule of Investments

As of December 31, 2020

Company(1)(2)	Industry	Type of Investment	Maturity	Par Amount	Cost	Fair Value	% of Net Assets(3)
Non-controlled/non-affiliated investments –	89.9%

AAAHI Acquisition Corporation	Transportation: Consumer	Senior Secured First Lien Term Loan LIBOR + 8.250%, 1.000% Floor (4) (5) (13)	12/10/2023	$7,110,546	$6,975,416	$4,977,382	0.9%
				7,110,546	6,975,416	4,977,382
Alpine SG, LLC	High Tech Industries	Senior Secured First Lien Term Loan LIBOR + 8.500%, 1.000% Floor (5) (6)	11/16/2022	1,262,051	1,230,864	1,298,524	0.2%
		Senior Secured First Lien Delayed Draw Term Loan LIBOR + 5.750%, 1.000% Floor (5) (6)	11/16/2022	6,165,725	6,165,633	6,102,218	1.2%
		Senior Secured First Lien Term Loan LIBOR + 5.750%, 1.000% Floor (5) (6)	11/16/2022	12,529,258	12,517,772	12,400,207	2.4%
		Senior Secured First Lien Revolving Credit Facility LIBOR + 5.750%, 1.000% Floor (5) (6)	11/16/2022	1,000,000	1,000,000	989,700	0.2%
				20,957,034	20,914,269	20,790,649
American Dental Partners, Inc.	Healthcare & Pharmaceuticals	Senior Secured Second Lien Term Loan LIBOR + 8.500%, 1.000% Floor (4) (5)	9/25/2023	4,893,750	4,893,750	4,704,362	0.9%
				4,893,750	4,893,750	4,704,362
Amerijet Holdings, Inc.	Transportation: Cargo	Senior Secured First Lien Term Loan LIBOR + 8.000%, 1.000% Floor (5) (6)	7/15/2021	2,952,518	2,952,518	2,952,518	0.6%
				2,952,518	2,952,518	2,952,518
AMMC CLO 22, Limited Series 2018-22A	Multi-Sector Holdings	Subordinated Notes 13.429% effective yield (7) (8) (9)	4/25/2031	7,222,000	5,402,828	4,786,019	0.9%
				7,222,000	5,402,828	4,786,019
AMMC CLO 23, Ltd. Series 2020-23A	Multi-Sector Holdings	Subordinated Notes 19.100% effective yield (7) (8) (9)	10/17/2031	2,000,000	1,688,071	1,688,000	0.3%
				2,000,000	1,688,071	1,688,000
Answers Finance, LLC	High Tech Industries	Common Stock - 388,533 shares (10)		—	5,076,376	493,437	0.1%
				—	5,076,376	493,437
Apidos CLO XXIV, Series 2016-24A	Multi-Sector Holdings	Subordinated Notes 8.894% effective yield (5) (7) (8) (9)	7/20/2027	18,357,647	10,342,024	8,402,295	1.6%
				18,357,647	10,342,024	8,402,295
Arrow International Inc.	Hotel, Gaming & Leisure	Senior Secured First Lien Term Loan LIBOR + 7.250%, 1.250% Floor (6)	12/21/2025	10,000,000	10,000,000	10,000,000	1.9%
				10,000,000	10,000,000	10,000,000
Avantor, Inc.	Wholesale	Common Stock - 27,252 shares (5) (8) (10) (11)		—	467,171	767,144	0.1%
				—	467,171	767,144
Aviation Technical Services, Inc.	Aerospace & Defense	Senior Secured Second Lien Term Loan LIBOR + 8.500%, 1.000% Floor (4) (5)	3/31/2022	25,000,000	25,000,000	21,795,000	4.1%
				25,000,000	25,000,000	21,795,000

Company(1)(2)	Industry	Type of Investment	Maturity	Par Amount	Cost	Fair Value	% of Net Assets(3)
BRG Sports, Inc.	Consumer Goods: Durable	Senior Secured First Lien Term Loan LIBOR + 6.250%, 1.000% Floor (5) (6)	6/15/2023	3,480,384	3,474,606	3,445,232	0.7%
				3,480,384	3,474,606	3,445,232
Brook & Whittle Holding Corp.	Containers, Packaging & Glass	Senior Secured First Lien Delayed Draw Term Loan LIBOR + 5.250%, 1.000% Floor (4) (5)	10/17/2024	699,967	697,464	682,888	0.1%
		Senior Secured First Lien Term Loan LIBOR + 5.250%, 1.000% Floor (4) (5)	10/17/2024	2,976,219	2,965,575	2,903,599	0.6%
				3,676,186	3,663,039	3,586,487
Callaway Golf Co.	Consumer Goods: Durable	Senior Secured First Lien Term Loan LIBOR + 4.500%, 1.000% Floor (5) (6)	1/4/2026	46,000	45,422	46,060	—%
				46,000	45,422	46,060
CM Finance SPV LLC	Banking, Finance, Insurance & Real Estate	Subordinated Notes 3.000% (5)	6/24/2021	35,600	35,600	35,600	—%
				35,600	35,600	35,600
CPI International, Inc.	Aerospace & Defense	Senior Secured Second Lien Term Loan LIBOR + 7.250%, 1.000% Floor (5) (6)	7/28/2025	8,575,302	8,558,896	7,928,725	1.5%
				8,575,302	8,558,896	7,928,725
CT Technologies Intermediate Holdings, Inc.	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loan LIBOR + 5.000%, 1.000% Floor (5) (6)	12/16/2025	7,000,000	6,965,245	6,965,000	1.3%
				7,000,000	6,965,245	6,965,000
DataOnline Corp.	High Tech Industries	Revolving Credit Facility LIBOR + 6.250%, 1.000% Floor (4) (5) (12)	11/13/2025	1,821,429	1,821,429	1,765,929	0.3%
		Senior Secured First Lien Term Loan LIBOR + 6.250%, 1.000% Floor (4) (5)	11/13/2025	14,850,000	14,850,000	14,465,385	2.8%
				16,671,429	16,671,429	16,231,314
Delta Air Lines, Inc.	Transportation: Consumer	Senior Secured First Lien Notes 4.750% (5) (7) (8)	10/20/2028	1,000,000	1,000,000	1,090,700	0.2%
				1,000,000	1,000,000	1,090,700
Dryden 38 Senior Loan Fund, Series 2015-38A	Multi-Sector Holdings	Subordinated Notes 11.373% effective yield (7) (8) (9)	7/15/2027	7,000,000	4,308,139	3,598,000	0.7%
				7,000,000	4,308,139	3,598,000
Dryden 43 Senior Loan Fund, Series 2016-43A	Multi-Sector Holdings	Subordinated Notes 8.262% effective yield (5) (7) (8) (9)	7/20/2029	3,620,000	2,513,635	1,901,586	0.4%
				3,620,000	2,513,635	1,901,586
Dryden 49 Senior Loan Fund, Series 2017-49A	Multi-Sector Holdings	Subordinated Notes 9.989% effective yield (5) (7) (8) (9)	7/18/2030	17,233,288	12,375,842	9,498,988	1.8%
				17,233,288	12,375,842	9,498,988
Envision Healthcare Corporation	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loan LIBOR + 3.750% (5) (6)	10/10/2025	49,000	33,226	40,734	—%
				49,000	33,226	40,734
First Boston Construction Holdings, LLC	Banking, Finance, Insurance & Real Estate	Senior Secured First Lien Notes 12.000% (5)	2/23/2023	7,473,750	7,473,750	7,458,055	1.4%
		Preferred Equity - 2,304,406 units (5) (10)		—	1,868,437	1,307,906	0.2%
				7,473,750	9,342,187	8,765,961
Friedrich Holdings, Inc.	Construction & Building	Senior Secured First Lien Term Loan LIBOR + 6.000%, 1.000% Floor (5) (6)	2/7/2023	10,421,300	10,421,300	10,263,938	2.0%
				10,421,300	10,421,300	10,263,938
GK Holdings, Inc.	Services: Business	Senior Secured Second Lien Term Loan LIBOR + 10.250%, 1.000% Floor (4) (13)	1/20/2022	10,000,000	10,000,000	5,500,000	1.0%
				10,000,000	10,000,000	5,500,000

Company(1)(2)	Industry	Type of Investment	Maturity	Par Amount	Cost	Fair Value	% of Net Assets(3)
Glass Mountain Pipeline Holdings, LLC	Energy: Oil & Gas	Senior Secured First Lien Term Loan LIBOR + 4.500%, 1.000% Floor (5) (6) (13)	12/23/2024	48,625	23,389	24,434	—%
				48,625	23,389	24,434
Golden West Packaging Group LLC	Forest Products & Paper	Senior Secured First Lien Term Loan LIBOR + 5.250%, 1.000% Floor (5) (6)	6/20/2023	1,405,738	1,405,738	1,404,332	0.3%
				1,405,738	1,405,738	1,404,332
Holland Acquisition Corp.	Energy: Oil & Gas	Senior Secured First Lien Term Loan LIBOR + 9.000%, 1.000% Floor (4) (13) (14)	5/29/2020	3,857,305	3,733,979	108,310	—%
				3,857,305	3,733,979	108,310
Hylan Datacom & Electrical LLC	Construction & Building	Senior Secured First Lien Term Loan LIBOR + 10.000%, 1.000% Floor (4) (5)	7/25/2022	15,255,390	15,255,390	10,983,881	2.1%
				15,255,390	15,255,390	10,983,881
Impact Group, LLC	Services: Business	Senior Secured First Lien Term Loan LIBOR + 7.370%, 1.000% Floor (4) (5)	6/27/2023	5,734,462	5,734,462	5,548,092	1.1%
				5,734,462	5,734,462	5,548,092
Innovative XCessories & Services, LLC	Automotive	Senior Secured First Lien Term Loan LIBOR + 5.200%, 1.000% Floor (4) (5)	3/5/2027	2,976,933	2,950,524	2,979,016	0.6%
				2,976,933	2,950,524	2,979,016
Interflex Acquisition Company, LLC	Containers, Packaging & Glass	Senior Secured First Lien Term Loan LIBOR + 8.000%, 1.000% Floor (5) (6)	8/18/2022	11,553,578	11,543,801	11,533,937	2.2%
				11,553,578	11,543,801	11,533,937
Iqor US Inc.	Services: Business	Senior Secured First Lien Term Loan LIBOR + 7.500%, 1.000% Floor (5) (6)	11/19/2024	3,471,136	3,388,625	3,401,713	0.6%
		Senior Secured First Lien Term Loan LIBOR + 7.500%, 1.000% Floor (5) (6)	11/19/2025	7,734,435	7,734,435	7,734,435	1.5%
		Equity - 246,857 Shares		—	2,962,285	3,085,713	0.6%
				11,205,571	14,085,345	14,221,861
Isagenix International, LLC	Wholesale	Senior Secured First Lien Term Loan LIBOR + 5.750%, 1.000% Floor (4) (5)	6/16/2025	1,776,911	1,745,748	978,900	0.2%
				1,776,911	1,745,748	978,900
Isola USA Corp.	High Tech Industries	Senior Secured Second Lien Term Loan LIBOR + 9.500%, 1.000% Floor, PIK (4) (12) (13)	1/2/2023	11,331,641	7,016,631	8,498,730	1.6%
		Common Units - 10,283,782 units (10)		—	—	—	—%
				11,331,641	7,016,631	8,498,730
Ivanti Software, Inc.	High Tech Industries	Senior Secured Second Lien Term Loan LIBOR + 8.500%, 1.000% Floor (5) (6)	12/1/2028	6,000,000	6,000,000	5,947,800	1.1%
				6,000,000	6,000,000	5,947,800
JFL-WCS Partners, LLC	Environmental Industries	Preferred units - 618,876 6.000%, PIK (5)		—	659,447	709,806	0.1%
		Common Units - 70,412 units (5) (10)		—	98,052	5,069,664	1.0%
				—	757,499	5,779,470

Company(1)(2)	Industry	Type of Investment	Maturity	Par Amount	Cost	Fair Value	% of Net Assets(3)
Keystone Acquisition Corp.	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loan LIBOR + 5.250%, 1.000% Floor (4) (5)	5/1/2024	1,784,130	1,736,823	1,614,638	0.3%
		Senior Secured Second Lien Term Loan LIBOR + 9.250%, 1.000% Floor (4) (5)	5/1/2025	7,000,000	6,921,915	6,127,800	1.2%
				8,784,130	8,658,738	7,742,438
LogMeIn, Inc.	High Tech Industries	Senior Secured First Lien Term Loan LIBOR + 7.750%, 1.000% Floor (5) (6) (8)	8/31/2027	1,000,000	980,865	995,300	0.2%
				1,000,000	980,865	995,300
Magnetite XIX, Limited	Multi-Sector Holdings	Subordinated Notes LIBOR + 7.610% (4) (7) (8) (9)	7/17/2030	2,000,000	1,893,387	1,745,800	0.3%
		Subordinated Notes 9.779% effective yield (5) (7) (8) (9)	7/17/2030	13,730,209	9,451,985	7,493,948	1.4%
				15,730,209	11,345,372	9,239,748
Midwest Physician Administrative Services, LLC	Healthcare & Pharmaceuticals	Senior Secured Second Lien Term Loan LIBOR + 7.000%, 0.750% Floor (6)	8/15/2025	2,000,000	1,935,192	1,945,000	0.4%
				2,000,000	1,935,192	1,945,000
Novetta Solutions, LLC	High Tech Industries	Senior Secured First Lien Term Loan LIBOR + 5.000%, 1.000% Floor (5) (6)	10/17/2022	1,560,779	1,522,514	1,521,291	0.3%
		Senior Secured Second Lien Term Loan LIBOR + 8.500%, 1.000% Floor (5) (6)	10/16/2023	11,000,000	10,951,758	10,574,300	2.0%
				12,560,779	12,474,272	12,095,591
Offen Inc.	Transportation: Cargo	Senior Secured First Lien Term Loan LIBOR + 5.000% (5) (6)	6/21/2026	2,893,982	2,871,192	2,793,272	0.5%
		Senior Secured First Lien Term Loan LIBOR + 5.000% (5) (6)	6/21/2026	1,061,947	1,053,584	1,024,991	0.2%
				3,955,929	3,924,776	3,818,263
Path Medical, LLC	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loan LIBOR + 13.000%, 1.000% Floor, PIK (4) (5) (6) (13)	10/11/2021	10,752,249	8,860,931	1,075,225	0.2%
		Senior Secured First Lien Term Loan LIBOR + 9.500%, 1.000% Floor, PIK (4) (5) (6)	10/11/2021	7,943,176	7,943,176	7,943,176	1.5%
		Warrants - 36,716 warrants (5) (10)	1/9/2027	—	669,709	—	—%
				18,695,425	17,473,816	9,018,401
PetroChoice Holdings, Inc.	Chemicals, Plastics & Rubber	Senior Secured Second Lien Term Loan LIBOR + 8.750%, 1.000% Floor (4) (5)	8/21/2023	9,000,000	9,000,000	8,010,000	1.5%
				9,000,000	9,000,000	8,010,000
Polymer Solutions Group Holdings, LLC	Chemicals, Plastics & Rubber	Senior Secured First Lien Term Loan LIBOR + 7.000%, 1.000% Floor (5) (6)	6/30/2021	1,064,355	1,060,861	1,053,498	0.2%
				1,064,355	1,060,861	1,053,498
Project Silverback Holdings Corp.	High Tech Industries	Senior Secured First Lien Term Loan LIBOR + 3.500%, 1.000% Floor (4)	8/21/2024	4,837,500	4,403,234	4,819,601	0.9%
				4,837,500	4,403,234	4,819,601
Proppants Holdings, LLC	Energy: Oil & Gas	Common Units - 161,852 units (10)		—	874,363	323,704	0.1%
		Common Units - 161,852 units (10)		—	8,832	—	—%
				—	883,195	323,704
PT Network, LLC	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loan LIBOR + 5.500%, 1.000% Floor, 2.00% PIK (5) (17)	11/30/2023	8,072,834	7,729,742	7,427,007	1.4%
		Membership Units - 1.441 units (5) (10)		—	—	—	—%
				8,072,834	7,729,742	7,427,007

Company(1)(2)	Industry	Type of Investment	Maturity	Par Amount	Cost	Fair Value	% of Net Assets(3)
RateGain Technologies, Inc.	Hotel, Gaming & Leisure	Subordinated Notes (5) (10) (14)	7/31/2020	440,050	440,049	—	—%
		Subordinated Notes (5) (10)	7/31/2021	476,190	476,190	—	—%
				916,240	916,239	—
Redwood Services Group, LLC	Services: Business	Senior Secured First Lien Term Loan LIBOR + 8.500%, 1.000% Floor (5) (6)	6/6/2023	4,000,000	4,000,000	4,000,000	0.8%
		Senior Secured First Lien Term Loan LIBOR + 6.000%, 1.000% Floor (5) (6)	6/6/2023	12,611,712	12,611,712	12,267,412	2.3%
		Senior Secured First Lien Term Loan LIBOR + 8.500%, 1.000% Floor (5) (6)	6/6/2023	10,730,528	10,713,091	10,472,305	2.0%
		Revolving Credit Facility LIBOR + 6.000%, 1.000% Floor (5) (6) (12)	6/6/2023	287,500	287,500	208,725	—%
				27,629,740	27,612,303	26,948,442
Resolute Investment Managers, Inc.	Banking, Finance, Insurance & Real Estate	Senior Secured Second Lien Term Loan LIBOR + 8.000%, 1.000% Floor (5) (6)	4/30/2025	6,000,000	5,970,877	5,943,600	1.1%
				6,000,000	5,970,877	5,943,600
Rhombus Cinema Holdings, LP	Media: Diversified & Production	Preferred Equity - 7,449 shares 10.000% PIK (5) (10) (13)		—	4,584,207	—	—%
		Common Units - 3,163 units (5) (7) (10)		—	2,864,831	—	—%
		Common Units - 3,163 units (5) (7) (10)		—	297,962	—	—%
				—	7,747,000	—
RTIC Subsidiary Holdings, LLC	Consumer Goods: Durable	Senior Secured First Lien Term Loan LIBOR + 7.750%, 1.250% Floor (4) (5) (12)	9/1/2025	10,000,000	10,000,000	10,000,000	1.9%
		Preferred Class A units - 142.50 units (10)		—	142,500	142,500	—%
		Preferred Class B units - 142.50 units (10)		—	142,500	142,500	—%
		Common units - 150 units (10)		—	15,000	15,000	—%
				10,000,000	10,300,000	10,300,000
SavATree, LLC	Environmental Industries	Senior Secured First Lien Term Loan LIBOR + 5.000%, 1.000% Floor (4) (5)	6/2/2022	4,283,931	4,283,931	4,273,221	0.8%
				4,283,931	4,283,931	4,273,221
SFP Holding, Inc.	Construction & Building	Senior Secured First Lien Term Loan LIBOR + 6.250%, 1.000% Floor (4) (5) (12)	9/1/2022	16,560,532	16,540,362	16,560,532	3.1%
		Equity - 0.803% of outstanding equity (5) (10)		—	711,698	548,007	0.1%
				16,560,532	17,252,060	17,108,539
Simplified Logistics, LLC	Services: Business	Senior Secured First Lien Term Loan LIBOR + 6.500%, 1.000% Floor (4) (5)	2/28/2022	17,323,831	17,323,831	17,058,776	3.2%
		Senior Secured First Lien Term Loan LIBOR + 6.500%, 1.000% Floor (4) (5)	2/28/2022	971,277	971,277	956,417	0.2%
		Revolving Credit Facility LIBOR + 6.500%, 1.000% Floor (4) (5)	2/28/2022	3,533,333	3,533,333	3,482,807	0.7%
				21,828,441	21,828,441	21,498,000
SMART Financial Operations, LLC	Retail	Preferred Equity - 1,000,000 units (5) (10)		—	1,000,000	490,000	0.1%
				—	1,000,000	490,000

Company(1)(2)	Industry	Type of Investment	Maturity	Par Amount	Cost	Fair Value	% of Net Assets(3)
Smile Doctors, LLC	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loan LIBOR + 6.000%, 1.000% Floor (4) (5)	10/6/2022	13,805,148	13,786,625	13,587,027	2.6%
				13,805,148	13,786,625	13,587,027
Sound Point CLO XX, Ltd.	Multi-Sector Holdings	Subordinated Notes 8.553% effective yield (5) (7) (8) (9)	7/26/2031	4,489,000	3,508,513	2,824,030	0.5%
				4,489,000	3,508,513	2,824,030
Starfish Holdco, LLC	High Tech Industries	Senior Secured Second Lien Term Loan LIBOR + 9.000%, 1.000% Floor (4) (5)	8/18/2025	2,000,000	1,982,268	1,919,600	0.4%
				2,000,000	1,982,268	1,919,600
Team Car Care, LLC	Automotive	Senior Secured First Lien Term Loan LIBOR + 8.000%, 1.000% Floor (4) (5)	2/23/2023	13,624,819	13,624,819	13,529,446	2.6%
				13,624,819	13,624,819	13,529,446
Team Services Group	Services: Consumer	Senior Secured First Lien Term Loan LIBOR + 5.000%, 1.000% Floor (5) (6)	12/20/2027	5,000,000	4,850,000	4,825,000	0.9%
		Senior Secured Second Lien Term Loan LIBOR + 9.000%, 1.000% Floor (5) (6)	12/18/2028	5,000,000	4,850,000	4,900,000	0.9%
				10,000,000	9,700,000	9,725,000
The Octave Music Group, Inc.	Media: Diversified & Production	Senior Secured First Lien Term Loan LIBOR + 5.250%, 1.000% Floor, 0.75% PIK (5) (6)	5/29/2025	7,793,103	7,727,145	6,780,000	1.3%
				7,793,103	7,727,145	6,780,000
True Religion Apparel, Inc.	Retail	Senior Secured First Lien Term Loan 10.000% (13)	10/27/2022	179,437	133,654	12,094	—%
		Common Stock - 2,448 shares (10)		—	—	—	—%
		Warrants - 1,122 warrants (10)		—	—	—	—%
				179,437	133,654	12,094
Velocity Pooling Vehicle, LLC	Automotive	Senior Secured First Lien Term Loan LIBOR + 11.000%, 1.000% Floor (4) (5)	4/28/2023	871,784	838,397	871,784	0.2%
		Common Units - 4,676 units (5) (10)		—	259,937	11,035	—%
		Warrants - 5,591 warrants (5) (10)	3/30/2028	—	310,802	13,195	—%
				871,784	1,409,136	896,014
VOYA CLO 2015-2, LTD.	Multi-Sector Holdings	Subordinated Notes 0.516% effective yield (5) (7) (8) (9)	7/19/2028	10,735,659	5,792,260	3,657,639	0.7%
				10,735,659	5,792,260	3,657,639
VOYA CLO 2016-2, LTD.	Multi-Sector Holdings	Subordinated Notes 2.808% effective yield (5) (7) (8) (9)	7/19/2028	11,088,290	7,333,317	4,407,595	0.8%
				11,088,290	7,333,317	4,407,595
Walker Edison Furniture Company LLC	Consumer Goods: Durable	Senior Secured First Lien Term Loan LIBOR + 8.750%, 1.000% Floor (4) (5)	9/26/2024	1,975,000	1,975,000	1,975,000	0.4%
		Senior Secured First Lien Term Loan LIBOR + 6.250%, 1.000% Floor (4) (5)	9/26/2024	14,250,000	14,250,000	14,250,000	2.7%
		Common Units - 2,000 units (5) (10)		—	2,000,000	11,000,000	2.1%
				16,225,000	18,225,000	27,225,000
Watermill-QMC Midco, Inc.	Automotive	Equity - 1.62% partnership interest (5) (10)		—	902,277	—	—%
				—	902,277	—
Wawona Delaware Holdings, LLC	Beverage & Food	Senior Secured First Lien Term Loan LIBOR + 4.750% (4) (5)	9/11/2026	49,375	46,869	48,141	—%
				49,375	46,869	48,141
West Dermatology, LLC	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loan LIBOR + 7.500%, 1.000% Floor (5) (6) (12)	2/11/2025	726,672	726,672	613,498	0.1%
		Revolving Credit Facility LIBOR + 6.000%, 1.000% Floor, 0.75% PIK (5) (6)	2/11/2025	1,657,459	1,657,459	1,614,033	0.3%
		Senior Secured First Lien Term Loan LIBOR + 6.000%, 1.000% Floor, 0.750% PIK (5) (6)	2/11/2025	4,739,503	4,739,503	4,617,698	0.9%
				7,123,634	7,123,634	6,845,229
Wok Holdings Inc.	Retail	Senior Secured First Lien Term Loan LIBOR + 6.250%, (5) (6)	3/1/2026	49,125	33,080	42,758	—%
				49,125	33,080	42,758

Total non-controlled/non-affiliated investments					$521,483,006	$472,813,820	89.9%

Company(1)(2)	Industry	Type of Investment	Maturity	Par Amount	Cost	Fair Value	% of Net Assets(3)
1888 Industrial Services, LLC	Energy: Oil & Gas	Revolving Credit Facility LIBOR + 5.000%, 1.000% Floor (4) (5) (12)	9/30/2021	1,243,924	1,243,924	1,243,924	0.2%
		Senior Secured First Lien Term Loan LIBOR + 5.000%, 1.000% Floor (4) (5) (13)	9/30/2021	431,176	403,717	431,176	0.1%
		Senior Secured First Lien Term Loan LIBOR + 5.000%, 1.000% Floor, PIK (4) (5) (13)	9/30/2021	3,534,740	3,315,574	—	—%
		Senior Secured First Lien Term Loan LIBOR + 8.000%, 1.000% Floor, PIK (4) (5) (13)	9/30/2021	9,286,929	6,816,029	—	—%
		Units - 6,122.765 units (5) (10)		—	—	—	—%
				14,496,769	11,779,244	1,675,100
Black Angus Steakhouses, LLC	Hotel, Gaming & Leisure	Senior Secured First Lien Term Loan LIBOR + 9.000%, 1.000% Floor, PIK (5) (6) (13)	6/30/2022	21,573,552	20,457,589	9,060,892	1.7%
		Senior Secured First Lien Term Loan LIBOR + 9.000%, 1.000% Floor (5) (6)	6/30/2022	1,897,321	1,897,321	1,897,321	0.4%
		Senior Secured First Lien Term Loan LIBOR + 9.000%, 1.000% Floor (6) (12)	6/30/2022	3,055,556	3,055,556	3,055,556	0.6%
		Equity - 44.60% of outstanding equity (5) (10)		—	—	—	—%
				26,526,429	25,410,466	14,013,769
Caddo Investors Holdings 1 LLC	Forest Products & Paper	Equity - 12.250% LLC Interest (5) (16)		—	5,072,149	6,366,372	1.2%
				—	5,072,149	6,366,372
Charming Charlie LLC	Retail	Senior Secured First Lien Delayed Draw Term Loan 20.000% (13) (14)	5/15/2020	769,967	769,968	396,225	0.1%
		Senior Secured First Lien Term Loan LIBOR + 10.000%, 1.000% Floor (4) (13)	4/24/2023	7,590,773	5,859,128	—	—%
		Senior Secured First Lien Term Loan 20.000% (13) (14)	5/15/2020	138,517	138,517	71,281	—%
		Common Stock - 34,923,249 shares (10)		—	—	—	—%
				8,499,257	6,767,613	467,506
Dynamic Energy Services International LLC	Energy: Oil & Gas	Senior Secured First Lien Term Loan 13.500% PIK (4) (5) (13)	12/31/2021	7,049,577	4,449,025	493,470	0.1%
		Common Units - 6,500,000 shares (5) (10)		—	—	—	—%
				7,049,577	4,449,025	493,470
Kemmerer Operations, LLC	Metals & Mining	Senior Secured First Lien Term Loan 15.000% PIK (5)	6/21/2023	2,130,353	2,130,353	2,130,353	0.4%
		Senior Secured First Lien Delayed Draw Term Loan 15.000% PIK (5) (12)	6/21/2023	399,366	399,366	399,366	0.1%
		Common Units - 6.7797 units (5) (10)		—	962,717	962,760	0.2%
				2,529,719	3,492,436	3,492,479
MCM 500 East Pratt Holdings, LLC	Banking, Finance, Insurance & Real Estate	Equity - 5,000,000 units (8) (10)		—	5,000,000	7,350,000	1.4%
				—	5,000,000	7,350,000
MCM Capital Office Park Holdings LLC	Banking, Finance, Insurance & Real Estate	Equity - 7,500,000 units (8) (10)		—	7,500,000	15,525,000	3.0%
				—	7,500,000	15,525,000
Sierra Senior Loan Strategy JV I LLC	Multi-Sector Holdings	Equity - 89.01% ownership of SIC Senior Loan Strategy JV I LLC (8) (16)		—	110,050,000	81,788,964	15.6%
				—	110,050,000	81,788,964

Total controlled/affiliated investments(15)					$179,520,933	$131,172,660	25.0%

Total investments					$701,003,939	$603,986,480	114.9%

Money Market Fund - 32.5%
Federated Institutional Prime Obligations Fund		Money Market 0.150% (11)		25,401,625	25,401,625	25,401,625	4.8%
State Street Institutional Liquid Reserves Fund		Money Market 0.010% (11)		12,683,935	12,686,471	12,685,203	2.4%
Total money market fund				$38,085,560	$38,088,096	$38,086,828	7.2%

(1)	All of the Company's investments are domiciled in the United States except for AMMC CLO 22, Limited Series 2018-22A, AMMC CLO 23, Limited Series 2020-23A, Apidos CLO XXIV, Series 2016-24A, Dryden 38 Senior Loan Fund, Series 2015-38A, Dryden 43 Senior Loan Fund, Series 2016-43A, Dryden 49 Senior Loan Fund, 2017-49A, Magnetite XIX, Limited, Sound Point CLO XX, Ltd., VOYA CLO 2016-2, LTD., and VOYA CLO 2015-2, LTD., which are all domiciled in the Cayman Islands. All foreign investments were denominated in US Dollars.
(2)	Unless otherwise indicated, all securities are valued using significant unobservable inputs, which are categorized as Level 3 assets under the definition of ASC 820 fair value hierarchy.
(3)	Percentage is based on net assets of $525,740,939 as of December 31, 2020.
(4)	The interest rate on these loans is subject to a base rate plus 3 Month "3M" LIBOR, which at December 31, 2020 was 0.24%. The interest rate is subject to a minimum LIBOR floor.
(5)	An affiliated fund that is managed by an affiliate of SIC Advisors LLC also holds an investment in this security.
(6)	The interest rate on these loans is subject to a base rate plus 1 Month "1M" LIBOR, which at December 31, 2020 was 0.14%. The interest rate is subject to a minimum LIBOR floor.
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

SIERRA INCOME CORPORATION

Notes to Consolidated Financial Statements

March 31, 2021

(unaudited)

Note 1. Organization

Sierra Income Corporation (the “Company”) was incorporated under the general corporation laws of the State of Maryland on June 13, 2011 and formally commenced operations on April 17, 2012. The Company is an externally managed, non-diversified closed-end management investment company that has elected to be treated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the "1940 Act"). The Company is externally managed by SIC Advisors LLC (“SIC Advisors”), an investment adviser registered with the Securities and Exchange Commission (the “SEC”) under the Investment Advisers Act of 1940, as amended (the “Advisers Act”). SIC Advisors is a wholly owned subsidiary of Medley LLC, which is controlled by Medley Management Inc., a publicly traded asset management firm (NYSE: MDLY), which in turn is controlled by Medley Group LLC, an entity wholly-owned by the senior professionals of Medley LLC. The term “Medley” refers to the collective activities of Medley Capital LLC, Medley LLC, Medley Management Inc. ("MDLY"), Medley Group LLC, SIC Advisors, associated investment funds and their respective affiliates. The Company has elected, and intends to qualify annually, to be treated for U.S. federal income tax purposes as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”). The Company’s fiscal year-end is December 31.

On April 17, 2012, the Company successfully reached its minimum escrow requirement and officially commenced operations by issuing 1,108,033 shares of common stock to SIC Advisors for gross proceeds of $10,000,000. On July 2, 2018, the Company’s board of directors determined to terminate the Company’s offering effective as of July 31, 2018. Through July 31, 2018, the Company sold a total of 108,727,717 shares of common stock, which includes shares issued as part of the distribution reinvestment plan (see Note 12) and the shares sold to SIC Advisors, for total gross proceeds of $1.0 billion. The proceeds from the issuance of common stock are presented in the Company’s Consolidated Statements of Changes in Net Assets and Consolidated Statements of Cash Flows and are presented net of selling commissions and dealer manager fees.

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

Note 2. Significant Accounting Policies

Basis of Presentation

The Company follows the accounting and reporting guidance in the Financial Accounting Standards Board Accounting Standards Codification ("ASC") Topic 946 - Financial Services, Investment Companies ("ASC 946"). The accompanying consolidated financial statements have been prepared on the accrual basis of accounting in conformity with U.S. generally accepted accounting principles ("GAAP") and includes the accounts of the Company and its wholly-owned subsidiaries, Alpine and the Taxable Subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. All references made to the "Company," "we," and "us" herein include Sierra Income Corporation and its consolidated subsidiaries, except as stated otherwise. Additionally, the accompanying consolidated financial statements of the Company and related financial information have been prepared pursuant to the requirements for reporting on Form 10-Q and Article 10 of Regulation S-X of the Securities Act of 1933. All intercompany balances and transactions have been eliminated. Therefore, this Form 10-Q should be read in conjunction with the Company’s annual report on Form 10-K for the year ended December 31, 2020, which was filed with the SEC on March 19, 2021. The current period’s results of operations will not necessarily be indicative of results that ultimately may be achieved for the fiscal year ending December 31, 2021.

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

Deferred Financing Costs

Financing costs, incurred in connection with the Company’s credit facilities (see Note 5), are deferred and amortized over the life of each corresponding facility.

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

The Company holds debt investments that contain a payment-in-kind ("PIK") interest provision. PIK interest, which represents contractually deferred interest added to the investment balance that is generally due at maturity, is recorded on an accrual basis to the extent such amounts are expected to be collected. PIK interest is not accrued if the Company does not expect the issuer to be able to pay all principal and interest when due. For the three months ended March 31, 2021, the Company earned PIK interest of $530,630. For the three months ended March 31, 2020, the Company earned PIK interest of $651,808.

Investment transactions are accounted for on a trade-date basis. Realized gains or losses on investments are measured by the difference between the net proceeds from the disposition and the amortized cost basis of investment, without regard to unrealized gains or losses previously recognized. For the three months ended March 31, 2021 the Company did not recognize any realized gains or losses related to certain non-cash restructuring transactions. For the three months ended March 31, 2020 the Company did not recognize any realized gains or losses related to certain non-cash restructuring transactions. The Company reports changes in fair value of investments that are measured at fair value as a component of the net change in unrealized appreciation/(depreciation) on investments in the Consolidated Statements of Operations.

Management reviews all loans that become 90 days or more past due on principal and interest or when there is reasonable doubt that principal or interest will be collected for possible placement on management's designation of non-accrual status. Accrued interest is generally reserved when a loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment regarding collectability. Loans on non-accrual status are restored to accrual status when past due principal and interest is paid and, in management’s judgment, are likely to remain current, although the Company may make exceptions to this general rule if the loan has sufficient collateral value and is in the process of collection. As of March 31, 2021, certain investments in twelve portfolio companies were on non-accrual status with a combined cost of $83,305,613, or 11.8% of the cost of the Company's portfolio, and a combined fair value of $30,247,740, or 4.8% of the fair value of the Company's portfolio. As of December 31, 2020, certain investments in twelve portfolio companies were on non-accrual status with a combined cost of $83,537,754, or 11.9% of the cost of the Company's portfolio, and a combined fair value of $30,649,219, or 5.1% of the fair value of the Company's portfolio.

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

Fair Value of Financial Instruments

The carrying amounts of certain of the Company’s financial instruments, including cash and accounts payable and accrued expenses, approximate fair value due to their short-term nature. The carrying amounts and fair values of the Company’s long-term obligations are discussed in Note 5.

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

For the year ended December 31, 2020, the Company distributed at least 98% of its ordinary income and 98.2% of its capital gains, and as such, there was no excise tax accrual or expense recorded.

The Taxable Subsidiaries accrue income taxes payable based on the applicable corporate rates on the unrealized gains generated by the investments held by the Taxable Subsidiaries. As of March 31, 2021 and December 31, 2020, the Company recorded a deferred tax liability of $1,582,627 and $2,390,596, respectively, on the Consolidated Statements of Assets and Liabilities. The change in deferred tax liabilities is included as a component of net realized and unrealized gain/(loss) on investments on the Consolidated Statements of Operations.

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

The Company accounts for income taxes in conformity with ASC Topic 740 - Income Taxes (“ASC 740”). ASC 740 provides guidelines for how uncertain tax positions should be recognized, measured, presented and disclosed in financial statements. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions deemed to meet the “more-likely-than-not” threshold would be recorded as a tax benefit or expense in the current period. The Company recognizes interest and penalties, if any, related to unrecognized tax benefits as income tax expense in the Consolidated Statements of Operations. There were no interest or penalties due to material uncertain income tax positions at March 31, 2021 and December 31, 2020.

As of March 31, 2021, for U.S. federal income tax purposes, the aggregate gross unrealized appreciation and the aggregate gross unrealized depreciation are $30,052,559 and $105,927,074, respectively. As of March 31, 2021, net unrealized depreciation is $75,874,515 based on a tax basis cost of $702,160,989.

As of December 31, 2020, for federal income tax purposes, the aggregate gross unrealized appreciation and the aggregate gross unrealized depreciation are $28,388,444 and $119,104,895, respectively. As of December 31, 2020, net unrealized depreciation is $90,716,451 based on a tax basis cost of $694,702,931.

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

Recent Accounting Pronouncements

In March 2020, the FASB issued ASU 2020-04, "Reference rate reform (Topic 848)—Facilitation of the effects of reference rate reform on financial reporting." The amendments in this update provide optional expedients and exceptions for applying U.S. GAAP to certain contracts and hedging relationships that reference LIBOR or another reference rate expected to be discontinued due to reference rate reform and became effective upon issuance for all entities. The Company has agreements that have LIBOR as a reference rate with certain portfolio companies and also with our lender, including financial instruments that mature before and after the end of 2021, when certain LIBOR reference rates will be discontinued. Many of these agreements, including the credit agreement relating to the Alpine Credit Facility, include language for choosing an alternative successor rate if LIBOR reference is no longer considered to be appropriate. With respect to other agreements, the Company intends to work with its portfolio companies and lenders to modify agreements to choose an alternative successor rate. Contract modifications are required to be evaluated in determining whether the modifications result in the establishment of new contracts or the continuation of existing contracts. The standard is effective as of March 12, 2020 through December 31, 2022 and the Company plans to apply the amendments in this update to account for contract modifications due to changes in reference rates. The Company does not believe that it will have a material impact on its consolidated financial statements and disclosures.

Note 3. Investments

The following table shows the amortized cost and the fair value of the Company’s portfolio investments as of March 31, 2021:

	Amortized Cost	Percentage	Fair Value	Percentage
Senior secured first lien term loans	$381,912,061	54.0%	$329,702,491	52.7%
Senior secured first lien notes	1,000,000	0.1	1,000,000	0.2
Senior secured second lien term loans	102,846,359	14.5	95,842,868	15.3
Subordinated notes	64,163,761	9.1	55,305,642	8.8
Sierra Senior Loan Strategy JV I LLC	110,050,000	15.5	85,279,888	13.6
Equity/warrants	48,309,834	6.8	59,155,584	9.4
Total	$708,282,015	100.0%	$626,286,473	100.0%

The following table shows the amortized cost and the fair value of the Company’s portfolio investments as of December 31, 2020:

	Amortized Cost	Percentage	Fair Value	Percentage
Senior secured first lien term loans	$369,385,810	52.7%	$315,490,601	52.3%
Senior secured first lien notes	8,473,750	1.2	8,548,755	1.4
Senior secured second lien term loans	103,081,287	14.7	93,794,917	15.5
Subordinated notes	65,561,840	9.4	50,039,500	8.3
Sierra Senior Loan Strategy JV I LLC	110,050,000	15.7	81,788,964	13.5
Equity/warrants	44,451,252	6.3	54,323,743	9.0
Total	$701,003,939	100.0%	$603,986,480	100.0%

The following table shows the amortized cost and fair value of the Company’s portfolio investments by industry classification as of March 31, 2021:

Industry Classification	Amortized Cost	Percentage	Fair Value	Percentage
Multi-Sector Holdings	$173,297,636	24.5%	$140,549,930	22.4%
Services: Business	77,589,397	11.0	72,374,640	11.6
High Tech Industries	70,777,964	10.0	67,671,641	10.8
Healthcare & Pharmaceuticals	66,877,968	9.4	55,820,413	8.9
Consumer Goods: Durable	38,969,557	5.5	48,736,948	7.8
Construction & Building	50,129,735	7.1	46,910,019	7.5
Aerospace & Defense	33,559,759	4.7	30,354,609	4.8
Banking, Finance, Insurance & Real Estate	18,508,091	2.6	28,925,600	4.6
Hotel, Gaming & Leisure	36,985,435	5.2	24,540,275	3.9
Automotive	20,463,356	2.9	18,995,368	3.0
Environmental Industries	12,509,905	1.8	17,526,126	2.8
Containers, Packaging & Glass	15,026,906	2.1	14,976,939	2.4
Services: Consumer	9,706,346	1.4	9,950,000	1.6
Chemicals, Plastics & Rubber	10,054,153	1.4	9,162,091	1.5
Forest Products & Paper	6,395,222	0.9	7,887,158	1.3
Media: Diversified & Production	15,409,378	2.2	7,106,207	1.1
Transportation: Cargo	6,662,530	0.9	6,622,355	1.1
Transportation: Consumer	8,862,257	1.3	7,010,032	1.1
Metals & Mining	3,451,030	0.5	3,451,073	0.6
Energy: Oil & Gas	20,857,246	2.9	2,723,805	0.4
Capital Equipment	2,496,263	0.4	2,496,289	0.4
Wholesale	1,714,131	0.2	1,284,015	0.2
Retail	7,934,890	1.1	1,166,129	0.2
Beverage & Food	42,860	0.0	44,811	0.0
Total	$708,282,015	100.0%	$626,286,473	100.0%

The following table shows the amortized cost and fair value of the Company’s portfolio investments by industry classification as of December 31, 2020:

Industry Classification	Amortized Cost	Percentage	Fair Value	Percentage
Multi-Sector Holdings	$174,660,001	24.9%	$131,792,864	21.8%
Services: Business	79,260,551	11.3	73,716,395	12.2
High Tech Industries	75,519,344	10.8	71,792,022	11.9
Healthcare & Pharmaceuticals	68,599,968	9.8	58,275,198	9.6
Consumer Goods: Durable	32,045,028	4.6	41,016,292	6.8
Construction & Building	42,928,750	6.1	38,356,358	6.4
Banking, Finance, Insurance & Real Estate	27,848,664	4.0	37,620,161	6.2
Aerospace & Defense	33,558,896	4.8	29,723,725	4.9
Hotel, Gaming & Leisure	36,326,705	5.2	24,013,769	4.0
Automotive	18,886,756	2.7	17,404,476	2.9
Containers, Packaging & Glass	15,206,840	2.2	15,120,424	2.5
Environmental Industries	5,041,430	0.7	10,052,691	1.7
Services: Consumer	9,700,000	1.4	9,725,000	1.6
Chemicals, Plastics & Rubber	10,060,861	1.4	9,063,498	1.5
Forest Products & Paper	6,477,887	0.9	7,770,704	1.3
Media: Diversified & Production	15,474,145	2.2	6,780,000	1.1
Transportation: Cargo	6,877,294	1.0	6,770,781	1.1
Transportation: Consumer	7,975,416	1.1	6,068,082	1.0
Metals & Mining	3,492,436	0.5	3,492,479	0.6
Energy: Oil & Gas	20,868,832	3.0	2,625,018	0.4
Wholesale	2,212,919	0.3	1,746,044	0.3
Retail	7,934,347	1.1	1,012,358	0.2
Beverage & Food	46,869	0.0	48,141	0.0
Total	$701,003,939	100.0%	$603,986,480	100.0%

The following table shows the composition of the Company’s portfolio investments by geography classification at fair value as of March 31, 2021 and December 31, 2020:

	March 31, 2021		December 31, 2020
Geography	Fair Value	Percentage	Fair Value	Percentage
United States	$571,016,431	91.2%	$553,982,580	91.7%
Cayman Islands	55,270,042	8.8	50,003,900	8.3
Total	$626,286,473	100.0%	$603,986,480	100.0%

Transactions with Controlled/Affiliated Companies

During the three months ended March 31, 2021 and 2020, the Company had investments in portfolio companies designated as controlled/affiliated investments under the 1940 Act. Transactions with controlled/affiliated investments were as follows:

			Purchases/	Transfers	Net change in
		Fair Value at	(Sales)	In/(Out)	unrealized
		December 31,	of	of	appreciation/	Realized	Fair Value at	Income
Name of Investment(2)	Type of Investment	2020	Investments	Investments	(depreciation)	Gain/(Loss)	March 31, 2021	Earned
1888 Industrial Services, LLC	Revolving Credit Facility	$1,243,924	$—	$—	$—	$—	$1,243,924	$19,131
	Senior Secured First Lien Term Loan	431,176	—	—	—	—	431,176	—
	Senior Secured First Lien Term Loan	—	—	—	—	—	—	—
	Senior Secured First Lien Term Loan	—	—	—	—	—	—	—
	Membership Units	—	—	—	—	—	—	—
Black Angus Steakhouses, LLC	Senior Secured First Lien Term Loan	1,897,321	—	—	—	—	1,897,321	—
	Senior Secured First Lien Term Loan	9,060,892	—	—	(213,938)	—	8,846,954	47,433
	Senior Secured First Lien Term Loan	3,055,556	694,444	—	—	—	3,750,000	87,857
	Equity	—	—	—	—	—	—	—
Caddo Investors Holdings 1 LLC	Equity	6,366,372	—	—	204,857	—	6,571,229	—
Charming Charlie LLC	Senior Secured First Lien Term Loan	—	—	—	—	—	—	—
	Senior Secured First Lien Term Loan	—	—	—	—	—	—	—
	Senior Secured First Lien Term Loan	71,281	—	—	—	—	71,281	—
	Senior Secured First Lien Term Loan	396,225	—	—	—	—	396,225	—
	Common Stock	—	—	—	—	—	—	—
Dynamic Energy Services International LLC	Revolving Credit Facility	—	—	—	—	—	—	—
	Senior Secured First Lien Term Loan	493,470	—	—	17,294	—	510,764	—
	Equity	—	—	—	—	—	—	—
Kemmerer Operations, LLC	Senior Secured First Lien Term Loan	2,130,353	79,889	—	—	—	2,210,242	79,922
	Senior Secured First Lien Delayed Draw Term Loan	399,366	(121,295)	—	—	—	278,071	14,248
	Equity	962,760	—	—	—	—	962,760	—
MCM 500 East Pratt Holdings, LLC	Equity	7,350,000	—	—	—	—	7,350,000	222,376
MCM Capital Office Park Holdings LLC	Equity	15,525,000	—	—	—	—	15,525,000	232,431
Sierra Senior Loan Strategy JV I LLC(1)	Equity	81,788,964	—	—	3,490,924	—	85,279,888	1,200,316
TwentyEighty, Inc.	Common Units	—	(37,764)	—	—	37,764	—	—
Total		$131,172,660	$615,274	$—	$3,499,137	$37,764	$135,324,835	$1,903,714

		Fair Value	Purchases/	Transfers	Net change in
		at	(Sales)	In/(Out)	unrealized		Fair Value
		December 31,	of	of	appreciation/	Realized	at	Income
Name of Investment(2)	Type of Investment	2019	Investments	Investments	(depreciation)	Gain/(Loss)	March 31, 2020	Earned
1888 Industrial Services, LLC	Revolving Credit Facility	$1,183,094	$21,453	$—	$—	$—	$1,204,547	$21,237
	Senior Secured First Lien Term Loan	3,315,574	—	—	(3,315,574)	—	—	58,168
	Senior Secured First Lien Term Loan	2,113,617	—	—	(2,113,617)	—	—	—
	Senior Secured First Lien Term Loan	416,940	—	—	(310,875)	—	106,065	7,315
	Senior Secured First Lien Term Loan	79,986	1,404	—	—	—	81,390	1,403
	Senior Secured First Lien Term Loan	288,300	5,061	—	—	—	293,361	5,058
	Membership Units	—	—	—	—	—	—	—
Access Media Holdings, LLC	Senior Secured First Lien Term Loan	2,251,418	—	—	(866,133)	—	1,385,285	—
	Common Stock	—	—	—	—	—	—	—
	Preferred Equity	—	—	—	—	—	—	—
	Preferred Equity	—	—	—	—	—	—	—
	Preferred Equity	(88,200)	—	—	—	—	(88,200)	—
Caddo Investors Holdings 1 LLC	Equity	5,765,253	—	—	(49,087)	—	5,716,166	—
Charming Charlie LLC	Senior Secured First Lien Term Loan	—	—	—	—	—	—	—
	Senior Secured First Lien Term Loan	—	—	—	—	—	—	—
	Senior Secured First Lien Term Loan	112,981	(12,125)	—	(29,575)	—	71,281	6,437
	Senior Secured First Lien Term Loan	628,025	(67,400)	—	(164,400)	—	396,225	—
	Common Stock	—	—	—	—	—	—	—
Dynamic Energy Services International LLC	Revolving Credit Facility	—	—	—			—	—
	Senior Secured First Lien Term Loan	692,431	—	—	(249,362)	—	443,069	—
	Equity	—	—	—	—	—	—	—
Kemmerer Operations, LLC	Senior Secured First Lien Term Loan	461,035	17,481	—	—	—	478,516	17,488
	Senior Secured First Lien Delayed Draw Term Loan	1,834,227	69,548	—	—	—	1,903,775	69,577
	Equity	962,760	—	—	—	—	962,760	—
MCM 500 East Pratt Holdings, LLC	Equity	7,350,000	—	—	—	—	7,350,000	94,677
MCM Capital Office Park Holdings LLC	Equity	11,775,000	—	—	1,725,000	—	13,500,000	279,480
Sierra Senior Loan Strategy JV I LLC(1)	Equity	68,434,389	—	—	(25,960,165)	—	42,474,224	1,400,000
TwentyEighty, Inc.	Equity	644,597	(232,393)	—	(190,851)	232,392	453,745	—
Total		$108,221,427	$(196,971)	$—	$(31,524,640)	$232,392	$76,732,209	$1,960,840

(1)

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

(2)	The par amount and additional detail are shown in the consolidated schedule of investments

Purchases/(sales) of investments in controlled/affiliated investments are included in the purchases and sales presented on the Consolidated Statements of Cash Flows for the three months ended March 31, 2021 and 2020. Transfers in/(out) of controlled/affiliated represents the fair value for the month an investment became or was removed as a controlled/affiliates investment. Income received from controlled/affiliated investments is included in total investment income on the Consolidated Statements of Operations for the three months ended March 31, 2021 and 2020.

In connection with certain of the Company’s investments, the Company receives warrants that are obtained for the objective of increasing the total investment returns and are not held for hedging purposes. As of March 31, 2021 and December 31, 2020, the total fair value of warrants were $22,364 and $13,195, respectively, and were included in investments at fair value on the Consolidated Statements of Assets and Liabilities. Total realized and change in unrealized gains (losses) related to warrants for the three months ended March 31, 2021 were $0 and $9,169. Total realized and change in unrealized gains (losses) related to warrants for the three months ended March 31, 2020 were $0 and $(21,469). The Company receives warrants in connection with individual investments and are not subject to master netting arrangements.

As of March 31, 2021, the Company held loans it has made directly to 67 investee companies with aggregate principal amounts of $575.6 million. As of December 31, 2020, the Company held loans it has made directly to 67 investee companies with aggregate principal amounts of $541.1 million. During the three months ended March 31, 2021, the Company made 26 loans to investee companies with aggregate principal amounts of $38.5 million. During the three months ended March 31, 2020, the Company made 12 loans to investee companies with aggregate principal amounts of $35.1 million.

In addition to the loans that the Company has provided, the Company has unfunded commitments to provide additional financings through undrawn term loans or revolving lines of credit. The details of such arrangements are disclosed in Note 10.

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

As of March 31, 2021 and December 31, 2020 Sierra JV had total capital commitments of $124.6 million, with the Company providing $110.1 million and GALIC providing $14.5 million. As of March 31, 2021 and December 31, 2020, approximately $124.5 million was funded relating to these commitments of which $110.1 million was from the Company. The Company does not have the right to withdraw any of their respective capital commitment, unless in connection with a transfer of its membership interests. The Company may transfer full membership interests as long as it is approved by all members and transferred in a transaction exempt from the registration requirements of the Securities Act or applicable state securities laws.

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

The reinvestment period of the JV Facility ended on April 18, 2021, and entered its amortization period and will be payable at maturity on April 18, 2024.

The JV Facility is secured substantially by all of Sierra JV's assets, subject to certain exclusions set forth in the JV Facility. As of March 31, 2021 and December 31, 2020, there was $124.7 million outstanding under the JV Facility.

The following table shows a summary of Sierra JV's portfolio as of March 31, 2021 and December 31, 2020:

	March 31, 2021	December 31, 2020
	(unaudited)
Senior secured loans(1)	$211,820,010	$210,175,007
Weighted average current interest rate on senior secured loans(2)	6.00%	6.05%
Number of borrowers in the Sierra JV	53	52
Investments at fair value	$202,043,079	$196,605,878
Largest loan to a single borrower(1)	$10,537,930	$10,595,716
Total of five largest loans to borrowers(1)	$37,684,375	$38,163,663

(1)	At par value.
(2)	Computed as the (a) annual stated interest rate on accruing senior secured loans, divided by (b) total senior secured loans at principal amount.

The following is a list of the individual investments in Sierra JV's portfolio as of March 31, 2021 (unaudited):

Company	Industry	Type of Investment	Maturity	Par Amount	Cost	Fair Value(2)
4Over International, LLC	Media: Advertising, Printing & Publishing	Senior Secured First Lien Term Loan (LIBOR + 6.00%, 1.00% LIBOR Floor) (2)	6/7/2022	$10,537,930	$10,537,930	$10,537,930
ADB Acquisition, LLC	Services: Business	Senior Secured First Lien Term Loan (LIBOR + 6.25%) (4)	12/18/2025	2,968,750	2,898,712	2,925,406
Brook & Whittle Holding Corp.	Containers, Packaging and Glass	Senior Secured First Lien Term Loan (LIBOR + 7.00%, 1.00% LIBOR Floor) (4)	10/17/2024	4,987,500	4,987,500	4,987,500
Callaway Golf Company	Consumer Goods: Durable	Senior Secured First Lien Term Loan (LIBOR + 4.35%) (2)	1/2/2026	1,502,252	1,482,669	1,508,110
Cambrex Corporation	Services: Business	Senior Secured First Lien Term Loan (LIBOR + 5.00%, 1.00% LIBOR Floor) (2)	12/4/2026	3,990,000	3,971,080	3,985,212
Cardenas Markets LLC	Retail	Senior Secured First Lien Term Loan (LIBOR + 5.75%, 1.00% LIBOR Floor) (2)	11/29/2023	7,827,159	7,706,148	7,827,159
CHA Consulting, Inc.	Construction & Building	Senior Secured First Lien Term Loan (LIBOR + 4.50%, 1.00% LIBOR Floor) (4)	4/10/2025	1,333,534	1,329,719	1,316,998
CHA Consulting, Inc.	Construction & Building	Senior Secured First Lien Term Loan (LIBOR + 4.50%, 1.00% LIBOR Floor) (4)	4/10/2025	589,500	589,500	582,190
Covenant Surgical Partners, Inc.	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loan (LIBOR + 4.00%) (2)(6)	7/1/2026	4,925,467	4,888,439	4,785,034
CT Technologies Intermediate Holdings, Inc.	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loan (LIBOR + 5.00%, 1.00% LIBOR Floor) (2)	12/16/2025	5,000,000	4,982,378	5,005,500
Envision Healthcare Corporation	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loan (LIBOR + 3.75%) (2)	10/10/2025	1,930,563	1,887,093	1,660,863
GC EOS Buyer, Inc.	Automotive	Senior Secured First Lien Term Loan (LIBOR + 4.50%, 1.00% LIBOR Floor) (3)	8/1/2025	3,392,888	3,359,496	3,345,048
GK Holdings, Inc.	Services: Business	Senior Secured First Lien Term Loan (LIBOR + 6.00%, 1.00% LIBOR Floor) (4)(8)	1/20/2021	3,864,837	3,864,834	3,748,892
Glass Mountain Pipeline Holdings, LLC	Energy: Oil & Gas	Senior Secured First Lien Term Loan (LIBOR + 4.50%, 1.00% LIBOR Floor) (5)(8)	12/23/2024	4,825,750	4,748,758	1,660,058
Golden West Packaging Group LLC	Forest Products & Paper	Senior Secured First Lien Term Loan (LIBOR + 5.75%, 1.00% LIBOR Floor) (2)	6/20/2023	3,819,896	3,819,896	3,799,269
High Ridge Brands Co.	Consumer Goods: Non-Durable	Senior Secured First Lien Term Loan (9.25% Base Rate) (8)	6/30/2022	2,266,515	1,895,264	367,669
Infogroup, Inc.	Services: Business	Senior Secured First Lien Term Loan (LIBOR + 5.00%, 1.00% LIBOR Floor) (4)	4/3/2023	4,800,000	4,783,816	4,538,400
Intermediate LLC	High Tech Industries	Senior Secured First Lien Term Loan (LIBOR + 4.00%, 1.00% LIBOR Floor) (4)	7/1/2026	2,708,750	2,695,655	2,624,779
Isagenix International, LLC	Wholesale	Senior Secured First Lien Term Loan (LIBOR + 5.75%, 1.00% LIBOR Floor) (4)	6/16/2025	2,530,746	2,522,121	1,863,388
Ivanti Software, Inc.	High Tech Industries	Senior Secured First Lien Term Loan (LIBOR + 4.75%, 1.00% LIBOR Floor) (4)	12/1/2027	5,000,000	4,928,353	5,016,500

Company	Industry	Type of Investment	Maturity	Par Amount	Cost	Fair Value(2)
IXS Holdings, Inc.	Automotive	Senior Secured First Lien Term Loan (LIBOR + 5.00%, 0.75% LIBOR Floor) (4)	3/5/2027	2,969,243	2,944,024	2,965,087
Keystone Acquisition Corp.	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loan (LIBOR + 5.25%, 1.00% LIBOR Floor) (4)	5/1/2024	6,068,372	6,017,788	5,810,467
KNB Holdings Corporation	Consumer Goods: Durable	Senior Secured First Lien Term Loan (LIBOR + 5.50%, 1.00% LIBOR Floor) (4)	4/26/2024	4,679,073	4,637,929	4,149,870
Liaison Acquisition, LLC	High Tech Industries	Senior Secured First Lien Term Loan (LIBOR + 4.25%, 1.00% LIBOR Floor) (4)	12/20/2026	4,423,913	4,412,976	4,434,972
LifeMiles Ltd.	Services: Consumer	Senior Secured First Lien Term Loan (LIBOR + 5.50%, 1.00% LIBOR Floor) (2)	8/18/2022	3,927,173	3,921,242	3,783,438
Logmein, Inc.	Services: Business	Senior Secured First Lien Term Loan (LIBOR + 3.75%, 1.00% LIBOR Floor) (2)	5/4/2026	2,992,500	2,935,410	2,983,523
Mileage Plus Holdings, LLC	Transportation: Consumer	Senior Secured First Lien Term Loan (LIBOR + 5.25%, 1.00% LIBOR Floor) (2)	6/21/2027	5,098,181	5,093,846	5,420,386
NGS US Finco, LLC	Capital Equipment	Senior Secured First Lien Term Loan (LIBOR + 4.25%, 1.00% LIBOR Floor) (2)	10/1/2025	2,928,223	2,919,586	2,840,376
NGS US Finco, LLC	Capital Equipment	Senior Secured First Lien Term Loan (LIBOR + 5.25%, 1.00% LIBOR Floor) (2)	10/1/2025	2,493,750	2,447,208	2,471,306
Northern Star Industries, Inc.	Capital Equipment	Senior Secured First Lien Term Loan (LIBOR + 4.75%, 1.00% LIBOR Floor) (5)	3/28/2025	4,122,500	4,110,687	3,831,039
NorthStar Group Services, Inc.	Environmental Industries	Senior Secured First Lien Term Loan (LIBOR + 5.50%, 1.00% LIBOR Floor) (4)	11/12/2026	4,968,750	4,897,845	4,978,191
Nuvei Technologies Corp.	Banking, Finance, Insurance & Real Estate	Senior Secured First Lien Term Loan (LIBOR + 4.50%, 1.00% LIBOR Floor) (2)	9/29/2025	3,500,000	3,499,375	3,560,550
Offen, Inc.	Transportation: Cargo	Senior Secured First Lien Term Loan (LIBOR + 5.00%, 1.00% LIBOR Floor) (4)	6/22/2026	4,932,411	4,905,406	4,845,108
Patriot Rail Company LLC	Transportation: Cargo	Senior Secured First Lien Term Loan (LIBOR + 5.25%, 1.00% LIBOR Floor) (4)	10/19/2026	1,732,500	1,704,975	1,741,163
PetroChoice Holdings, Inc.	Chemicals, Plastics and Rubber	Senior Secured First Lien Term Loan (LIBOR + 5.00%, 1.00% LIBOR Floor) (2)	8/19/2022	6,733,914	6,722,621	6,481,392
Plaskolite PPC Intermediate II LLC	Chemicals, Plastics and Rubber	Senior Secured First Lien Term Loan (LIBOR + 4.25%, 1.00% LIBOR Floor) (4)	12/15/2025	3,176,875	3,137,901	3,180,052
Port Townsend Holdings Company, Inc.	Forest Products & Paper	Senior Secured First Lien Term Loan (LIBOR + 4.75%, 1.00% LIBOR Floor) (2)(6)	4/3/2024	2,957,450	2,942,623	2,474,963
PT Network, LLC	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loan (LIBOR + 5.50%, 1.00% LIBOR Floor, 2.00% PIK) (5)(9)	11/30/2023	4,509,072	4,350,964	4,322,847
PT Network, LLC	Healthcare & Pharmaceuticals	Class C Common Stock (7)		1	—	—
PVHC Holding Corp	Containers, Packaging and Glass	Senior Secured First Lien Term Loan (LIBOR + 4.75%, 1.00% LIBOR Floor) (4)	8/2/2024	1,942,466	1,936,991	1,868,652
Quartz Holding Company	High Tech Industries	Senior Secured First Lien Term Loan (LIBOR + 4.00%, 1.00% LIBOR Floor) (2)	4/2/2026	946,653	945,607	940,973
RB Media, Inc.	Media: Diversified & Production	Senior Secured First Lien Term Loan (LIBOR + 4.25%, 1.00% LIBOR Floor) (2)	8/29/2025	5,632,559	5,599,309	5,632,559
Resolute Investment Managers, Inc.	Banking, Finance, Insurance & Real Estate	Senior Secured First Lien Term Loan (LIBOR + 8.00%, 1.00% LIBOR Floor) (4)	4/30/2025	2,000,000	1,990,858	2,005,000

Company	Industry	Type of Investment	Maturity	Par Amount	Cost	Fair Value(2)
Salient CRGT Inc.	High Tech Industries	Senior Secured First Lien Term Loan (LIBOR + 6.50%, 1.00% LIBOR Floor) (2)	2/28/2022	4,159,226	4,143,885	4,080,617
Sierra Enterprises, LLC	Beverage & Food	Senior Secured First Lien Term Loan (LIBOR + 4.00%, 1.00% LIBOR Floor) (2)	11/11/2024	3,859,313	3,852,876	3,811,457
Simplified Logistics, LLC	Services: Business	Senior Secured First Lien Term Loan (LIBOR + 6.50%, 1.00% LIBOR Floor) (4)	2/27/2022	3,430,000	3,376,172	3,392,270
Syniverse Holdings, Inc.	High Tech Industries	Senior Secured First Lien Term Loan (LIBOR + 5.00%, 1.00% LIBOR Floor) (2)	3/9/2023	2,890,354	2,879,079	2,847,288
TEAM Services Group	Services: Consumer	Senior Secured First Lien Term Loan (LIBOR + 5.00%, 1.00% LIBOR Floor) (5)	12/20/2027	5,000,000	4,855,871	4,975,000
The Octave Music Group, Inc.	Media: Diversified & Production	Senior Secured First Lien Term Loan (LIBOR + 5.25%, 1.00% LIBOR Floor, 0.75% PIK) (4)(9)	5/29/2025	5,793,103	5,747,049	5,329,655
Thermacell Repellents	Consumer Goods: Durable	Senior Secured First Lien Term Loan (LIBOR + 5.00%, 1.00% LIBOR Floor) (3)	12/4/2026	5,000,000	4,951,383	4,950,000
Veregy Consolidated	Environmental Industries	Senior Secured First Lien Term Loan (LIBOR + 6.00%, 1.00% LIBOR Floor) (4)	11/3/2027	3,990,000	3,877,013	3,995,187
Vero Parent, Inc.	High Tech Industries	Senior Secured First Lien Term Loan (LIBOR + 4.50%, 1.00% LIBOR Floor) (2)	8/16/2024	5,851,372	5,830,178	5,842,595
Wawona Delaware Holdings, LLC	Beverage & Food	Senior Secured First Lien Term Loan (LIBOR + 4.75%) (4)	9/11/2026	860,362	853,645	855,802
Wok Holdings Inc.	Hotels, Gaming & Leisure	Senior Secured First Lien Term Loan (LIBOR + 6.25%) (2)	3/1/2026	6,517,000	6,478,165	6,194,408
Wrench Group LLC	Services: Consumer	Senior Secured First Lien Term Loan (LIBOR + 4.00%, 1.00% LIBOR Floor) (4)	4/30/2026	2,931,664	2,911,352	2,960,981
Total				$211,820,010	$209,711,200	$202,043,079

(1) All securities are valued using significant unobservable inputs, which are categorized as Level 3 assets under the definition of ASC 820 fair value hierarchy.

(2) The interest rate on these loans is subject to a base rate plus 1 Month ("1M") LIBOR, which at March 31, 2021 was 0.11%. As the interest rate is subject to a minimum LIBOR floor, the prevailing rate in effect at March 31, 2021 was the Base rate plus the LIBOR floor or 1M LIBOR.

(3) The interest rate on these loans is subject to a base rate plus 2 Month ("2M") LIBOR, which at March 31, 2021 was 0.14%. As the interest rate is subject to a minimum LIBOR floor, the prevailing rate in effect at March 31, 2021 was the Base rate plus the LIBOR floor or 2M LIBOR.

(4) The interest rate on these loans is subject to a base rate plus 1 Month ("3M") LIBOR, which at March 31, 2021 was 0.19%. As the interest rate is subject to a minimum LIBOR floor, the prevailing rate in effect at March 31, 2021 was the Base rate plus the LIBOR floor or 3M LIBOR.

(5) The interest rate on these loans is subject to a base rate plus 6 Month ("6M") LIBOR, which at March 31, 2021 was 0.21%. As the interest rate is subject to a minimum LIBOR floor, the prevailing rate in effect at March 31, 2021 was the Base rate plus the LIBOR floor or 6M LIBOR.

(6) Includes an analysis of the value of any unfunded loan commitments.

(7) Security is non-income producing.

(8) The investment was on non-accrual status as of March 31, 2021.

(9) Par amount includes accumulated paid-in-kind ("PIK") interest and is net of repayments.

The following is a list of the individual investments in Sierra JV's portfolio as of December 31, 2020:

Company	Industry	Type of Investment	Maturity	Par Amount	Cost	Fair Value(1)
4Over International, LLC	Media: Advertising, Printing & Publishing	Senior Secured First Lien Term Loan (LIBOR + 6.00%)(2)	6/7/2022	$10,595,716	$10,595,716	$10,595,716
ADB Companies	Services: Business	Senior Secured First Lien Term Loan (LIBOR + 6.25%, 1.00% LIBOR Floor)(4)(6)	12/18/2025	2,500,000	2,425,370	2,425,000
Brook & Whittle Holding	Containers, Packaging & Glass	Senior Secured First Lien Term Loan (LIBOR + 7.00%, 1.00% LIBOR Floor)(4)	10/17/2024	5,000,000	5,000,000	5,000,000
Callaway Golf Company	Consumer Goods: Durable	Senior Secured First Lien Term Loan (LIBOR + 4.35%)(2)	1/2/2026	1,506,345	1,485,640	1,508,303
Cambrex Corporation	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loan (LIBOR + 5.00%, 1.00% LIBOR Floor)(2)	12/4/2026	4,000,000	3,980,210	3,980,000
Cardenas Markets LLC	Retail	Senior Secured First Lien Term Loan (LIBOR + 5.75%, 1.00% LIBOR Floor)(2)	11/29/2023	7,847,596	7,723,410	7,847,596
CHA Consulting, Inc.	Construction & Building	Senior Secured First Lien Term Loan (LIBOR + 4.50%, 1.00% LIBOR Floor)(4)	4/10/2025	1,336,961	1,332,898	1,297,788
CHA Consulting, Inc.	Construction & Building	Senior Secured First Lien Term Loan (LIBOR + 4.50%, 1.00% LIBOR Floor)(4)	4/10/2025	591,000	591,000	573,684
Covenant Surgical Partners, Inc.	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loan (LIBOR + 4.00%)(2)(6)	7/1/2026	4,937,812	4,898,946	4,741,270
CT Technologies Intermediate Holdings, Inc.	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loan (LIBOR + 5.00%, 1.00% LIBOR Floor)(2)	12/16/2025	5,000,000	4,975,931	4,975,000
Envision Healthcare Corporation	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loan (LIBOR + 3.75%)(2)	10/10/2025	1,935,500	1,889,054	1,608,981
GC EOS Buyer, Inc.	Automotive	Senior Secured First Lien Term Loan (LIBOR + 4.50%, 1.00% LIBOR Floor)(3)	8/1/2025	3,401,588	3,366,203	3,282,532
GK Holdings, Inc.	Services: Business	Senior Secured First Lien Term Loan (LIBOR + 6.00%, 1.00% LIBOR Floor)(4)(8)	1/20/2021	3,864,837	3,864,580	3,401,056

				Par
Company	Industry	Type of Investment	Maturity	Amount	Cost	Fair Value(1)
Glass Mountain Pipeline Holdings, LLC	Energy: Oil & Gas	Senior Secured First Lien Term Loan (LIBOR + 4.50%, 1.00% LIBOR Floor)(5)(8)	12/23/2024	4,838,188	4,827,833	2,431,189
Golden West Packaging Group LLC	Forest Products & Paper	Senior Secured First Lien Term Loan (LIBOR + 5.25%, 1.00% LIBOR Floor)(2)	6/20/2023	4,058,560	4,058,560	4,054,502
High Ridge Brands Co.	Consumer Goods: Non-Durable	Senior Secured First Lien Term Loan (9.25% Base Rate)(8)	6/30/2022	2,266,515	1,893,812	367,669
Infogroup, Inc.	Services: Business	Senior Secured First Lien Term Loan (LIBOR + 5.00%, 1.00% LIBOR Floor)(4)	4/3/2023	4,812,500	4,794,282	4,484,769
Intermediate LLC	High Tech Industries	Senior Secured First Lien Term Loan (LIBOR + 3.75%)(4)	7/1/2026	2,715,625	2,701,881	2,557,304
Isagenix International, LLC	Wholesale	Senior Secured First Lien Term Loan (LIBOR + 5.75%, 1.00% LIBOR Floor)(4)	6/16/2025	2,578,687	2,569,382	1,420,599
Ivanti Software, Inc.	High Tech Industries	Senior Secured First Lien Term Loan (LIBOR + 4.75%, 1.00% LIBOR Floor)(4)	12/1/2027	5,000,000	4,925,706	4,982,500
IXS Holdings, Inc.	Automotive	Senior Secured First Lien Term Loan (LIBOR + 5.00%, 1.00% LIBOR Floor)(4)	3/5/2027	2,976,933	2,950,597	2,979,016
Keystone Acquisition Corp.	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loan (LIBOR + 5.25%, 1.00% LIBOR Floor)(4)	5/1/2024	6,084,094	6,029,328	5,506,105
KNB Holdings Corporation	Consumer Goods: Durable	Senior Secured First Lien Term Loan (LIBOR + 5.50%, 1.00% LIBOR Floor)(4)	4/26/2024	4,711,121	4,666,373	3,574,799
Liasion Acquisition, LLC	High Tech Industries	Senior Secured First Lien Term Loan (LIBOR + 4.25%, 1.00% LIBOR Floor)(4)	12/20/2026	6,435,000	6,421,268	6,435,000
LifeMiles Ltd.	Services: Consumer	Senior Secured First Lien Term Loan (LIBOR + 5.50%, 1.00% LIBOR Floor)(2)	8/18/2022	4,078,218	4,070,961	3,843,721
Logmein	High Tech Industries	Senior Secured First Lien Term Loan (LIBOR + 3.75%)(2)	5/4/2026	3,000,000	2,941,452	2,985,900
Mileage Plus	Transportation: Consumer	Senior Secured First Lien Term Loan (LIBOR + 5.25%, 1.00% LIBOR Floor)(2)	6/21/2027	5,098,181	5,093,806	5,307,207
NGS US Finco, LLC	Capital Equipment	Senior Secured First Lien Term Loan (LIBOR + 4.25%, 1.00% LIBOR Floor)(2)	10/1/2025	2,935,723	2,926,468	2,847,651
NGS US Finco, LLC	Capital Equipment	Senior Secured First Lien Term Loan (LIBOR + 5.25%, 1.00% LIBOR Floor)(2)	10/1/2025	2,500,000	2,451,295	2,450,000
Northern Star Industries, Inc.	Capital Equipment	Senior Secured First Lien Term Loan (LIBOR + 4.75%, 1.00% LIBOR Floor)(5)	3/28/2025	4,133,125	4,120,550	3,797,102
NorthStar Group Services, Inc.	Environmental Industries	Senior Secured First Lien Term Loan (LIBOR + 5.50%, 1.00% LIBOR Floor)(4)	11/12/2026	5,000,000	4,925,521	4,925,500
Nuvei Technologies Corp.	Banking, Finance, Insurance & Real Estate	Senior Secured First Lien Term Loan (LIBOR + 4.00%, 0.75% LIBOR Floor)(2)	9/29/2025	3,000,000	3,000,000	3,003,900
Offen, Inc.	Transportation: Cargo	Senior Secured First Lien Term Loan (LIBOR + 5.00%, 1.00% LIBOR Floor)(4)	6/22/2026	4,944,911	4,916,534	4,772,829
Patriot Rail Company LLC	Transportation: Cargo	Senior Secured First Lien Term Loan (LIBOR + 5.25%)(4)	10/19/2026	1,736,875	1,708,056	1,739,133
Peraton Corp.	Aerospace and Defense	Senior Secured First Lien Term Loan (LIBOR + 5.25%, 1.00% LIBOR Floor)(2)	4/29/2024	3,362,879	3,354,861	3,358,843
PetroChoice Holdings, Inc.	Chemicals, Plastics and Rubber	Senior Secured First Lien Term Loan (LIBOR + 5.00%, 1.00% LIBOR Floor)(2)	8/19/2022	6,751,727	6,739,538	6,426,969

				Par
Company	Industry	Type of Investment	Maturity	Amount	Cost	Fair Value(1)
Plaskolite PPC Intermediate II LLC	Chemicals, Plastics and Rubber	Senior Secured First Lien Term Loan (LIBOR + 4.25%, 1.00% LIBOR Floor)(4)	12/15/2025	3,185,000	3,143,257	3,171,305
Port Townsend Holdings Company, Inc.	Forest Products & Paper	Senior Secured First Lien Term Loan (LIBOR + 4.75%, 1.00% LIBOR Floor)(2)(6)	4/3/2024	2,937,918	2,921,835	2,630,140
PT Network, LLC	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loan (LIBOR + 5.50%, 1.00% LIBOR Floor, 2.00% PIK)(5)(9)	11/30/2023	4,497,071	4,322,519	4,137,305
PT Network, LLC	Healthcare & Pharmaceuticals	Class C Common Stock(7)		1	-	-
PVHC Holding Corp	Containers, Packaging and Glass	Senior Secured First Lien Term Loan (LIBOR + 4.75%, 1.00% LIBOR Floor)(4)	8/2/2024	1,947,447	1,941,553	1,858,254
Quartz Holding Company	High Tech Industries	Senior Secured First Lien Term Loan (LIBOR + 4.00%)(2)	4/2/2026	949,061	948,258	926,569
RB Media, Inc.	Media: Diversified & Production	Senior Secured First Lien Term Loan (LIBOR + 4.25%, 1.00% LIBOR Floor)(2)	45898	5,632,559	5,597,474	5,592,568
Resolute	Banking, Finance, Insurance & Real Estate	Senior Secured First Lien Term Loan (LIBOR + 8.00%, 1.00% LIBOR Floor)(4)	4/30/2025	2,000,000	1,990,307	1,981,200
Salient CRGT Inc.	High Tech Industries	Senior Secured First Lien Term Loan (LIBOR + 6.50%, 1.00% LIBOR Floor)(2)	2/28/2022	4,159,226	4,139,751	3,987,866
Sierra Enterprises, LLC	Beverage & Food	Senior Secured First Lien Term Loan (LIBOR + 4.00%, 1.00% LIBOR Floor)(2)	11/11/2024	3,869,259	3,862,349	3,637,104
Simplified Logistics, LLC	Services: Business	Senior Secured First Lien Term Loan (LIBOR + 6.50%, 1.00% LIBOR Floor)(4)	2/27/2022	3,438,750	3,381,255	3,386,137
Syniverse Holdings, Inc.	High Tech Industries	Senior Secured First Lien Term Loan (LIBOR + 5.00%, 1.00% LIBOR Floor)(2)	3/9/2023	2,897,803	2,885,063	2,621,933
TEAM Services	Services: Consumer	Senior Secured First Lien Term Loan (LIBOR + 5.00%, 1.00% LIBOR Floor)(5)	12/20/2027	5,000,000	4,850,587	4,825,000
The Octave Music Group, Inc.	Media: Diversified & Production	Senior Secured First Lien Term Loan (LIBOR + 5.25%, 1.00% LIBOR Floor, 0.75% PIK)(4)(9)	5/29/2025	5,844,828	5,795,611	5,085,000
Veregy	Transportation: Cargo	Senior Secured First Lien Term Loan (LIBOR + 6.00%, 1.00% LIBOR Floor)(4)	11/3/2027	4,000,000	3,882,494	3,952,400
Vero Parent, Inc.	High Tech Industries	Senior Secured First Lien Term Loan (LIBOR + 4.50%, 1.00% LIBOR Floor)(2)	8/16/2024	3,866,037	3,848,371	3,850,960
Wawona Delaware Holdings, LLC	Beverage & Food	Senior Secured First Lien Term Loan (LIBOR + 4.75%)(4)	9/11/2026	942,963	935,269	919,389
Wok Holdings Inc.	Retail	Senior Secured First Lien Term Loan (LIBOR + 6.25%)(2)	3/1/2026	6,533,625	6,492,517	5,686,867
Wrench Group LLC	Services: Consumer	Senior Secured First Lien Term Loan (LIBOR + 4.00%, 1.00% LIBOR Floor)(4)	4/30/2026	2,937,242	2,915,853	2,866,748
Total				$210,175,007	$208,071,345	$196,605,878

(1) All securities are valued using significant unobservable inputs, which are categorized as Level 3 assets under the definition of ASC 820 fair value hierarchy.

(2) The interest rate on these loans is subject to a base rate plus 1 Month ("1M") LIBOR, which at December 31, 2020 was 0.14%. As the interest rate is subject to a minimum LIBOR floor, the prevailing rate in effect at December 31, 2020 was the Base rate plus the LIBOR floor or 1M LIBOR.

(3) The interest rate on these loans is subject to a base rate plus 2 Month ("2M") LIBOR, which at December 31, 2020 was 0.19%. As the interest rate is subject to a minimum LIBOR floor, the prevailing rate in effect at December 31, 2020 was the Base rate plus the LIBOR floor or 2M LIBOR.

(4) The interest rate on these loans is subject to a base rate plus 1 Month ("3M") LIBOR, which at December 31, 2020 was 0.24%. As the interest rate is subject to a minimum LIBOR floor, the prevailing rate in effect at December 31, 2020 was the Base rate plus the LIBOR floor or 3M LIBOR.

(5) The interest rate on these loans is subject to a base rate plus 6 Month ("6M") LIBOR, which at December 31, 2020 was 0.34%. As the interest rate is subject to a minimum LIBOR floor, the prevailing rate in effect at December 31, 2020 was the Base rate plus the LIBOR floor or 6M LIBOR.

(6) Includes an analysis of the value of any unfunded loan commitments.

(7) Security is non-income producing.

(8) The investment was on non-accrual status as of December 31, 2020.

(9) Par amount includes accumulated paid-in-kind ("PIK") interest and is net of repayments.

Below is certain summarized financial information for the Sierra JV as of March 31, 2021 and December 31, 2020 and for the three months ended March 31, 2021 and 2020.

	March 31, 2021	December 31, 2020
	(unaudited)
Selected Consolidated Statement of Assets and Liabilities Information:
Investments in loans at fair value (cost: of $209,711,200 and $208,071,345, respectively)	$202,043,079	$196,605,878
Cash and cash equivalents	15,715,338	17,130,001
Other assets	1,327,190	1,173,707
Total assets	$219,085,607	$214,909,586

Senior credit facility payable (net of deferred financing costs of $2,387,416 and $2,639,540, respectively)	122,315,529	122,063,405
Other liabilities	528,179	526,233
Interest payable	432,351	432,351
Total liabilities	123,276,059	123,021,989
Members’ capital	95,809,548	91,887,597
Total liabilities and members' capital	$219,085,607	$214,909,586

	Three Months Ended March 31,
	2021	2020
	(unaudited)	(unaudited)
Selected Consolidated Statement of Operations Information:
Total investment income	$3,445,882	$4,452,712
Total expenses	(2,002,311)	(3,010,996)
Net change in unrealized appreciation/(depreciation) of investments	3,797,347	(28,217,476)
Net realized gain/(loss) on investments	29,557	7,514
Net income/(loss)	$5,270,475	$(26,768,246)

In accordance with Rules 3-09 and 4-08(g) of Regulation S-X, the Company must determine if any of its portfolio companies is considered a “significant subsidiary.” Pursuant to the definition of “significant subsidiary” applicable to investment companies set forth in Rule 1-02(w) of Regulation S-X, a portfolio company will meet the definition of “significant subsidiary” if either the investment test or the income test is triggered. Rule 3-09 of Regulation S-X requires the Company to include separate audited financial statements of any unconsolidated majority-owned subsidiary (portfolio company in which the Company owns greater than 50% of the unconsolidated subsidiary) in the Company's annual report on Form 10-K if one of the following conditions are met: (i) if the portfolio investment’s fair value exceeds 20% of the Company’s total investments fair value (the investment test); or (ii) either (A) if the income from the portfolio investment exceeds 80% of the Company’s absolute value of the change in net assets from operations of the Company and its subsidiaries (the income test) or (B) if the income from the portfolio investment exceeds 20% of the Company’s absolute value of the change in net assets from operations of the Company and its subsidiaries and have a fair value exceeding 5% of the Company’s total investment fair value (the alternate income test). If the Company has an unconsolidated majority-owned subsidiary and does not satisfy any Rule 3-09 significant subsidiary conditions during a quarter end, the Company must include summarized income statement within the notes to the quarterly financial statements.

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

After performing the investment and income analysis for the three months ended March 31, 2021, excluding Sierra JV, the Company determined that no portfolio company would be deemed to be a significant subsidiary pursuant to Rules 3-09 and 4-08(g) of Regulation S-X.

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

The following table presents the fair value measurements of the Company’s total investments, by major class according to the fair value hierarchy, as of March 31, 2021:

Type of Investment	Level 1	Level 2	Level 3	Total
Asset
Senior secured first lien term loans	$—	$—	$329,702,491	$329,702,491
Senior secured first lien notes	—	—	1,000,000	1,000,000
Senior secured second lien term loans	—	—	95,842,868	95,842,868
Subordinated notes	—	—	55,305,642	55,305,642
Equity/warrants	—	—	52,584,355	52,584,355
Total	$—	$—	$534,435,356	534,435,356
Investments measured at net asset value(1)				91,851,117
Total Investments, at fair value				$626,286,473

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

The following table presents the fair value measurements of the Company’s total investments, by major class according to the fair value hierarchy, as of December 31, 2020:

Type of Investment	Level 1	Level 2	Level 3	Total
Asset
Senior secured first lien term loans	$—	$—	$315,490,601	$315,490,601
Senior secured first lien notes	—	—	8,548,755	8,548,755
Senior secured second lien term loans	—	—	93,794,917	93,794,917
Subordinated notes	—	—	50,039,500	50,039,500
Equity/warrants	767,144	—	47,190,227	47,957,371
Total	$767,144	$—	$515,064,000	515,831,144
Investments measured at net asset value(1)				88,155,336
Total Investments, at fair value				$603,986,480

(1)

Certain investments that are measured at fair value using NAV have not been categorized in the fair value hierarchy. The fair value amounts presented in the table are intended to permit reconciliation of the fair value hierarchy to the amount presented in the Consolidated Statements of Assets and Liabilities.

The following table provides a reconciliation of the beginning and ending balances for total investments that use Level 3 inputs for the three months ended March 31, 2021:

	Senior	Senior	Senior
	Secured	Secured	Secured
	First Lien	First Lien	Second Lien
	Term Loans	Notes	Term Loans	Subordinated Notes	Equity/Warrants	Total
Balance, December 31, 2020	$315,490,601	$8,548,755	$93,794,917	$50,039,500	$47,190,227	$515,064,000
Purchases	24,902,890	1,000,000	1,999,078	5,092,500	7,555,895	40,550,363
Sales	(13,477,944)	(8,561,250)	(2,313,981)	(5,877,485)	(2,822,457)	(33,053,117)
Transfers in	—	—	—	—	—	—
Transfers out	—	—	—	—	—	—
Amortization of discount/(premium)	118,837	—	17,760	—	—	136,597
Paid-in-kind interest income	530,630	—	—	—	—	530,630
Net realized gains/(losses)	437,286	87,500	62,213	(613,095)	(407,687)	(433,783)
Net change in unrealized appreciation/(depreciation)	1,700,191	(75,005)	2,282,881	6,664,222	1,068,377	11,640,666
Balance, March 31, 2021	$329,702,491	$1,000,000	$95,842,868	$55,305,642	$52,584,355	$534,435,356
Change in net unrealized appreciation/ (depreciation) in investments held as of March 31, 2021	$1,402,998	$—	$2,221,620	$5,918,369	$551,990	$10,094,977

Transfers between levels of the fair value hierarchy are reported at the beginning of the reporting period in which they occur. During the three months ended March 31, 2021, the Company recorded no transfers from Level 3 to Level 2 and no transfers from Level 2 to Level 3. The Company recorded no other transfers between levels.

The following table provides a reconciliation of the beginning and ending balances for total investments that use Level 3 inputs for the three months ended March 31, 2020:

	Senior	Senior	Senior
	Secured	Secured	Secured
	First Lien	First Lien	Second Lien
	Term Loans	Notes	Term Loans	Subordinated Notes	Equity/Warrants	Total
Balance, December 31, 2019	$328,816,197	$14,354,825	$122,817,885	$63,021,420	$38,521,450	$567,531,777
Purchases	36,306,531	—	280,452	13,760	128,847	36,729,590
Sales	(14,570,348)	(747,375)	(7,075,281)	(1,478,785)	(419,236)	(24,291,025)
Transfers in	—	—	—	—	—	—
Transfers out	—	—	—	—	—	—
Amortization of discount/(premium)	286,707	—	(435,354)	—	—	(148,647)
Paid-in-kind interest income	651,808	—	—	—	—	651,808
Net realized gains/(losses)	6,602	—	—	—	232,392	238,994
Net change in unrealized appreciation/(depreciation)	(37,387,162)	(4,937,197)	(15,205,587)	(19,362,864)	(7,052,018)	(83,944,828)
Balance, March 31, 2020	$314,110,335	$8,670,253	$100,382,115	$42,193,531	$31,411,435	$496,767,669
Change in net unrealized appreciation/(depreciation) in investments held as of March 31, 2020	$(37,842,491)	$(669,997)	$(15,223,877)	$(19,362,864)	$(7,052,018)	$(80,151,247)

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

The following table presents the quantitative information about Level 3 fair value measurements of the Company’s total investments, as of March 31, 2021:

Type of Investment	Fair Value	Valuation techniques	Unobservable input(1)	Range (weighted average)
Senior Secured First Lien Term Loans	$225,926,885	Income Approach (DCF)	Market Yield	5.70% - 41.17% (8.15%)
Senior Secured First Lien Term Loans	92,787,313	Market Approach (Guideline Comparable)/Income Approach (DCF)/ Enterprise Value Analysis	EBITDA Multiple Expected Proceeds Revenue Multiple	2.00x - 11.00x (7.64x) $86.00 - $115.00 ($100.50) 0.80x - 1.00x (0.53x)
Senior Secured First Lien Term Loans	10,988,293	Recent Arms-Length Transaction	Recent Arms-Length Transaction	N/A
Senior Secured First Lien Notes	1,000,000	Recent Arms-Length Transaction	Recent Arms-Length Transaction	N/A
Senior Secured Second Lien Term Loans	73,387,493	Income Approach (DCF)	Market Yield Discount Rate	6.50% - 14.48% (7.25%) 21.50% - 21.50% (21.50%)
Senior Secured Second Lien Term Loans	14,792,575	Market Approach (Guideline Comparable)	EBITDA Multiple	6.50x - 7.50x (7.00x)
Senior Secured Second Lien Term Loans	7,662,800	Recent Arms-Length Transaction	Recent Arms-Length Transaction	N/A
Subordinated Notes	—	Market Approach (Guideline Comparable)	EBITDA Multiple	4.50x - 5.50x (5.00x)
Subordinated Notes	55,270,042	Income Approach (DCF)	Discount Rate Projected Default Rates Recovery Rates Reinvestment Rates Prepayment Rates	7.93% - 20.00% (16.51%) 2.00% - 2.00% (2.00%) 60.00% - 65.00% (62.50%) 98.50% - 99.50% (99.00%) 20.00% - 25.00% (21.80%)
Subordinated Notes	35,600	Recent Arms-Length Transaction	Recent Arms-Length Transaction	N/A
Equity	2,539,970	Recent Arms-Length Transaction	Recent Arms-Length Transaction	N/A
Equity	50,044,385	Market Approach (Guideline Comparable)/Income Approach (DCF)/Enterprise Value Analysis	EBITDA Multiple Capitalization Rate Revenue Multiple	2.00x - 11.00x (9.70x) 6.75% - 9.00% (8.18%) 0.50x - 1.00x (0.83x)
Total	$534,435,356

(1)	Represents the method used when the Company has determined that market participants would use such inputs when measuring the fair value of these investments.

The following table presents the quantitative information about Level 3 fair value measurements of the Company’s total investments, as of December 31, 2020:

Type of Investment	Fair Value	Valuation techniques	Unobservable input(1)	Range (weighted average)
Senior Secured First Lien Term Loans	$209,276,266	Income Approach (DCF)	Market Yield	4.61% - 26.41% (7.93%)
Senior Secured First Lien Term Loans	84,351,515	Market Approach (Guideline Comparable)/Income Approach (DCF)/ Enterprise Value Analysis	EBITDA Multiple Expected Proceeds Revenue Multiple Discount Rate	2.00x - 9.50x (6.21x) $48.00 - $115.00 ($69.29) 0.80x - 1.00x (0.90x) 16.9% - 18.9% (17.9%)
Senior Secured First Lien Term Loans	21,862,820	Recent Arms-Length Transaction	Recent Arms-Length Transaction	N/A
Senior Secured First Lien Notes	8,548,755	Income Approach (DCF)	Market Yield	3.42% - 11.86% (10.78%)
Senior Secured Second Lien Term Loans	74,896,187	Income Approach (DCF)	Market Yield	7.53% - 21.50% (13.85%)
Senior Secured Second Lien Term Loans	13,998,730	Market Approach (Guideline Comparable)	EBITDA Multiple Expected Proceeds	6.50x - 7.50x (7.00x) $209.70 - $233.00 ($221.35)
Senior Secured Second Lien Term Loans	4,900,000	Recent Arms-Length Transaction	Recent Arms-Length Transaction	N/A
Subordinated Notes	48,315,900	Income Approach (DCF)	Discount Rate Projected Default rates Recovery Rates Reinvestment Rates Prepayment Rates	11.02% - 21.00% (18.72%) 2.00% - 2.00% (2.00%) 65.00% - 65.00% (65.00%) 98.00% - 98.00% (98.00%) 20.00% - 25.00% (22.50%)
Subordinated Notes	1,723,600	Recent Arms-Length Transaction	Recent Arms-Length Transaction	N/A
Equity	38,001,340	Market Approach (Guideline Comparable)/Income Approach (DCF)/Enterprise Value Analysis	Book Value Multiple EBITDA Multiple Capitalization Rate Revenue Multiple Expected Proceeds	0.75x - 1.00x (0.88x) 2.00x - 9.50 (8.39x) 7.50x - 9.30x (8.54%) 0.50x - 1.00x (0.83x) $0.10 - $66.20 ($2.60)
Equity	9,188,887	Recent Arms-Length Transaction	Recent Arms-Length Transaction	N/A
Total	$515,064,000

(1)	Represents the method used when the Company has determined that market participants would use such inputs when measuring the fair value of these investments.

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

Note 5. Borrowings

The following table shows the Company's outstanding debt as of March 31, 2021 and December 31, 2020:

	March 31, 2021			December 31, 2020
	Total	Balance	Unused	Total	Balance	Unused
	Commitment	Outstanding	Commitment	Commitment	Outstanding	Commitment
Alpine Credit Facility	$180,000,000	$145,000,000	$35,000,000	$180,000,000	$145,000,000	$35,000,000
Total before deferred financing costs	180,000,000	145,000,000	35,000,000	180,000,000	145,000,000	35,000,000
Unamortized deferred financing costs	—	(229,310)	—	—	(659,266)	—
Total borrowings outstanding, net of deferred financing costs	$180,000,000	$144,770,690	$35,000,000	$180,000,000	$144,340,734	$35,000,000

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

The following table shows additional information about the interest and financing costs related to the ING Credit Facility for the three months ended March 31, 2021 and 2020:

	For the Three Months Ended
	March 31, (unaudited)
	2021	2020
Interest expense related to the ING Credit Facility	$—	$1,178,479
Financing expenses related to the ING Credit Facility	—	243,392
Total interest and financing expenses related to the ING Credit Facility	$—	$1,421,871
Weighted average outstanding debt balance of the ING Credit Facility	$—	$88,100,000
Weighted average interest rate of the ING Credit Facility (annualized)	N/A	5.3%

Alpine Credit Facility

On September 29, 2017, the Company’s wholly-owned, special purpose financing subsidiary, Alpine, amended its existing revolving credit facility (the “Alpine Credit Facility”) pursuant to an Amended and Restated Loan Agreement (the “Loan Agreement”) with JPMorgan Chase Bank, National Association (“JPMorgan”), as administrative agent and lender, the Financing Providers from time to time party thereto, SIC Advisors, as the portfolio manager, and the Collateral Administrator, Collateral Agent and Securities Intermediary party thereto. The Loan Agreement was amended to, among other things, (i) extend the reinvestment period until December 29, 2020, (ii) extend the scheduled termination date until March 29, 2022, (iii) decrease the applicable margin for advances to 2.85% per annum and (iv) increase the compliance condition for net advances to 55% of net asset value. Alpine’s obligations to JPMorgan under the Alpine Credit Facility are secured by a first priority security interest in a significant portion of the assets of Alpine, including its portfolio of loans. The obligations of Alpine under the Alpine Credit Facility are non-recourse to the Company.

On November 18, 2020, Alpine entered into Amendment No.1 to the Loan Agreement to, among other things, (i) extend the reinvestment period from December 29, 2020 to May 18, 2021, (ii) increase the applicable margin for advances from 2.85% to 3.10% per annum, (iii) reduce the amount of maximum borrowings in an aggregate principal amount from $300,000,000 to $180,000,000 on a committed basis, (iv) require the Company to maintain a minimum a cash balance of $20,000,000 in Alpine, and (v) decrease the compliance condition for net advances from 55% to 52.5% of net asset value. The maturity date under the Loan Agreement did not change and therefore any amounts borrowed, as well as all accrued and unpaid interest thereunder, will be due and payable on March 29, 2022. In connection with the Amendment, the Company repaid $35,000,000 of the outstanding balance under the Loan Agreement on November 18, 2020, reducing the outstanding balance from $180,000,000 to $145,000,000. If Alpine is not able to extend the reinvestment period of May 18, 2021 or refinance its existing indebtedness under the Alpine Credit Facility with another lender, the Alpine Credit Facility would enter its amortization period and be payable at maturity on March 29, 2022.

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

As of March 31, 2021 and December 31, 2020, the carrying amount of the Company’s borrowings under the Alpine Credit Facility approximated the fair value of the Company’s debt obligation. The fair value of the Company’s debt obligation is determined in accordance with ASC 820, which defines fair value in terms of the price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The fair value of the Company’s borrowings under the Alpine Credit Facility is estimated based upon market interest rates of the Company’s borrowings or entities with similar credit risk, adjusted for nonperformance risk, if any. As of March 31, 2021 and December 31, 2020, certain unobservable inputs used to value the Alpine Credit Facility would be deemed to be Level 3, as defined in Note 4.

As of March 31, 2021 and December 31, 2020, the financing costs of $229,310 and $659,266 related to the Alpine Credit Facility have been capitalized and are being amortized over the respective terms. The following table shows additional information about the interest and financing costs related to the Alpine Credit Facility for the three months ended March 31, 2021 and 2020:

	For the Three Months Ended
	March 31, (unaudited)
	2021	2020
Interest expense related to the Alpine Credit Facility	$1,257,103	$2,623,893
Financing expenses related to the Alpine Credit Facility	429,956	241,899
Total Interest and financing expenses related to the Alpine Credit Facility	$1,687,059	$2,865,792
Weighted average outstanding debt balance of the Alpine Credit Facility	$145,000,000	$208,351,648
Weighted average interest rate of the Alpine Credit Facility (annualized)	3.5%	5.0%

Note 6. Agreements

Investment Advisory Agreement

On April 5, 2012, the Company entered into an investment advisory agreement (the “Investment Advisory Agreement”) with SIC Advisors to manage the Company’s investment activities. The Investment Advisory Agreement became effective as of April 17, 2012, the date that the Company met its minimum offering requirement. Pursuant to the 1940 Act, the initial term of the Investment Advisory Agreement was for two years from its effective date. Unless earlier terminated pursuant to its terms, the Investment Advisory Agreement will remain in effect from year-to-year thereafter if approved annually at an in-person meeting of the Company’s board of directors by a majority of the directors who are not "interested persons" (as defined in Section 2(a)(19) of the 1940 Act) of the Company or the Adviser, and either the Company’s board of directors or the holders of a majority of the Company’s outstanding voting securities. Most recently, on April 15, 2021, the Company’s board of directors approved the renewal of the Investment Advisory Agreement for an additional one-year term, which will expire on April 17, 2022. In connection with the foregoing, subsequent to quarter end, on April 23, 2021, the Company entered into an incentive fee waiver agreement with SIC Advisors (the “Incentive Fee Waiver Agreement”). See Note 14 for more information.

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

The base management fee is calculated at an annual rate of 1.75% of the Company’s gross assets payable quarterly in arrears. For purposes of calculating the base management fee, the term “gross assets” includes any assets acquired with the proceeds of leverage. For the first quarter of the Company’s operations, the base management fee was calculated based on the initial value of the Company’s gross assets. Subsequently, the base management fee is calculated based on the gross assets at the end of each completed calendar quarter. Base management fees for any partial quarter are appropriately pro-rated. For the three months ended March 31, 2021, the Company recorded an expense for base management fees of $3,066,397. For the three months ended March 31, 2020, the Company recorded an expense for base management fees of $3,251,451. As of March 31, 2021 and December 31, 2020, the Company recorded a base management fee payable of $3,066,397 and $2,967,857, respectively.

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

For the three months ended March 31, 2021 and 2020 the Company recorded no incentive fees. As of March 31, 2021 and December 31, 2020, the Company recorded no incentive fees payable.

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

For the three months ended March 31, 2021 and 2020, the Company recorded no capital gains incentive fees. As of March 31, 2021 and December 31, 2020, the Company recorded no capital gains incentive fees payable.

Administration Agreement

On April 5, 2012, the Company entered into an administration agreement (the “Administration Agreement”) with Medley Capital LLC, pursuant to which Medley Capital LLC furnishes the Company with administrative services necessary to conduct its day-to-day operations. Medley Capital LLC is reimbursed for administrative expenses it incurs on the Company’s behalf in performing its obligations. Such costs are reasonably allocated to the Company on the basis of assets, revenues, time records or other reasonable methods. The Company does not reimburse Medley Capital LLC for any services for which it receives a separate fee or for rent, depreciation, utilities, capital equipment or other administrative items allocated to a controlling person of Medley Capital LLC. Pursuant to the 1940 Act, the Administration Agreement remained in effect for an initial period of two years from its effective date. The Administration Agreement became effective on April 17, 2012, the date that we met our minimum offering requirement. Pursuant to its terms, and unless earlier terminated as described below, the Administration Agreement will remain in effect from year-to-year if approved annually by a majority of our directors who are not "interested persons" (as defined in Section 2(a)(19) of the 1940 Act) of the Company or Medley Capital LLC, and either the holders of a majority of our outstanding voting securities or our board of directors. Most recently, on April 15, 2021, the Company’s board of directors approved the renewal of the Administration Agreement for an additional one-year term, which will expire on April 17, 2022. In connection with the foregoing, subsequent to quarter end, on April 23, 2021, the Company entered into an expense limitation agreement with Medley Capital LLC (the “Expense Limitation Agreement”). See Note 14 for more information.

On February 28, 2013, Medley Capital LLC entered into a Sub-Administration Agreement with State Street Bank Global Fund Accounting and Custody to perform certain financial, accounting, administrative and other services on behalf of the Company. For the three months ended March 31, 2021, the Company recorded administrator expenses of $643,620. For the three months ended March 31, 2020, the Company recorded administrator expenses of $721,632. As of March 31, 2021 and December 31, 2020, the Company had administrator fees payable of $643,620 and $401,260, respectively.

Note 7. Related Party Transactions

We have entered into an Investment Advisory Agreement with SIC Advisors in which our senior management holds an equity interest and are party to the Incentive Fee Waiver Agreement with SIC Advisors (as described and for the periods set forth in Note 14). Members of our senior management also serve as principals of other investment managers affiliated with SIC Advisors that do, and may in the future, manage investment funds, accounts or other investment vehicles with investment objectives similar to ours.

We have entered into an Administration Agreement with Medley Capital LLC, pursuant to which Medley Capital LLC furnishes us with administrative services necessary to conduct our day-to-day operations. Medley Capital LLC is reimbursed for administrative expenses it incurs on our behalf. We do not reimburse Medley Capital LLC for any services for which it receives a separate fee or for rent, depreciation, utilities, capital equipment or other administrative items allocated to a controlling person of Medley Capital LLC. Medley Capital LLC is an affiliate of SIC Advisors. In addition, we entered in the Expense Limitation Agreement with Medley Capital LLC (as described and for the period set forth in Note 14).

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

Opportunities for co-investments may arise when SIC Advisors or an affiliated adviser becomes aware of investment opportunities that may be appropriate for the Company and other clients or affiliated funds. The Company obtained an exemptive order from the SEC on November 25, 2013 (the “Prior Exemptive Order”). On March 29, 2017, the Company, SIC Advisors and certain other affiliated funds and investment advisers received an exemptive order (the "Exemptive Order") that supersedes the Prior Exemptive Order and allows affiliated registered investment companies to participate in co-investment transactions with us that would otherwise have been prohibited under Section 17(d) and 57(a)(4) and Rule 17d-1. On October 4, 2017, the Company, SIC Advisors and certain of our affiliates received an exemptive order that supersedes the Exemptive Order (the “Current Exemptive Order”) and allows, in addition to the entities already covered by the Exemptive Order, Medley LLC and its subsidiary, Medley Capital LLC, to the extent they hold financial assets in a principal capacity, and any direct or indirect, wholly- or majority-owned subsidiary of Medley LLC that is formed in the future, to participate in co-investment transactions with us that would otherwise be prohibited by either or both of Sections 17(d) and 57(a)(4) of the 1940 Act. Co-investment under the Current Exemptive Order is subject to certain conditions therein, including the condition that, in the case of each co-investment transaction, the board of directors determines that it would be in the Company’s best interest to participate in the transaction. However, neither we nor the affiliated funds are obligated to invest or co-invest when investment opportunities are referred to us or them. See the footnotes to the consolidated schedule of investments as of March 31, 2021 and December 31, 2020 for disclosures regarding securities also held by affiliated funds.

Note 8. Directors Fees

For the three months ended March 31, 2021, the Company recorded directors' fees expenses in General and Administrative expenses on the Consolidated Statement of Operations of $343,500. For the three months ended March 31, 2020, the Company recorded directors' fees expenses in General and Administrative expenses on the Consolidated Statement of Operations of $268,125.

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

The following table sets forth the computation of the weighted average basic and diluted net increase in net assets per share from operations for the three months ended March 31, 2021 and 2020:

	For the Three Months Ended
	March 31,
	2021	2020
Net increase/(decrease) in net assets from operations	$18,838,247	$(119,241,006)
Weighted average common shares outstanding	102,771,859	102,715,153
Weighted average basic and diluted earnings/(loss) per common share	$0.18	$(1.16)

Note 10. Commitments

As of March 31, 2021 and December 31, 2020, the Company had $19,934,642 and $17,393,369, respectively, of unfunded commitments under loan and financing agreements. These amounts are primarily composed of commitments for senior secured term loans, revolvers, and additional capital contributions for the Sierra JV. The unrealized gain or loss associated with unfunded commitments is recorded in the financial statements and reflected as an adjustment to the valuation of the related security in the Consolidated Schedule of Investments. The par amount of the unfunded commitments are not recognized by the Company until the commitment is funded.

	As of
	March 31, 2021	December 31, 2020
1888 Industrial Services, LLC	$376,856	$376,856
Alpine SG, LLC	1,000,000	—
Black Angus Steakhouses, LLC	416,666	1,111,111
DataOnline Corp.	321,429	321,429
Isola USA Corp.	1,138,277	1,138,277
Kemmerer Operations LLC	908,475	908,475
Lifestyle Intermediate II, LLC	2,500,000	—
Redwood Services Group, LLC	2,587,500	2,587,500
RTIC Subsidiary Holdings, LLC	2,222,221	3,174,603
SFP Holdings, Inc.	3,000,000	3,081,900
Thermacell Repellents, Inc.	770,000	—
West Dermatology, LLC	4,693,218	4,693,218
Total Commitments	$19,934,642	$17,393,369

Note 11. Fee Income

Fee income consists of origination fees, amendment fees, prepayment fees, administrative agent fees and other miscellaneous fees. Origination fees, prepayment fees, amendment fees, and other similar fees are non-recurring fee sources. Such fees are received on a transaction by transaction basis and do not constitute a regular stream of income. The following table shows the Company’s fee income for the three months ended March 31, 2021 and 2020:

	For the Three Months Ended
	March 31,
	2021	2020
Origination fees	$195,937	$82,379
Amendment fees	133,770	16,843
Administrative agent fees	12,971	15,300
Other fees	14,080	7,176
Fee income	$356,758	$121,698

Note 12. Distributions and Share Repurchase Program

Distributions to common stockholders are recorded on the ex-dividend date. The amount to be paid out as a distribution is determined by the Company’s board of directors.

The Company has adopted an “opt in” distribution reinvestment plan (“DRIP”) pursuant to which the Company’s stockholders may elect to have the full amount of any cash distributions reinvested in additional shares of the Company’s common stock. On June 30, 2017, the Board approved an amendment to the DRIP, pursuant to which the number of newly-issued shares of the Company’s common stock to be issued to a participating stockholder shall be determined by dividing the total dollar amount of the distribution payable to such stockholder by a price equal to 94.5%, rather than 90%, of the Company’s then current offering price. The Company amended the DRIP as a result of the Company’s revised fee structure relating to the Company's offering of shares of common stock, which went into effect on June 16, 2017. Under the Company’s revised fee structure the upfront selling commission was reduced from 7.00% of gross proceeds to up to 3.00% of gross proceeds and the dealer manager fee was reduced from 2.75% of gross proceeds to up to 2.50% of gross proceeds. If the Company declares a cash dividend or other distribution, each stockholder that has “opted in” to the DRIP will have their distributions automatically reinvested in additional shares of the Company’s common stock rather than receiving cash distributions. Stockholders who receive distributions in the form of shares of common stock will be subject to the same federal, state and local tax consequences as if they received cash distributions.

For the three months ended March 31, 2021, the Company distributed a total of $3,080,969, of which $2,054,783 was in cash and $1,026,186 was in the form of common stock associated with the DRIP. For the three months ended March 31, 2020, the Company distributed a total of $10,691,828, of which $6,848,697, was in cash and $3,843,131 was in the form of common stock issued under the DRIP.

The following table reflects the cash distributions per share that the Company has declared or paid to its stockholders during 2021 and 2020. Stockholders of record as of each respective record date were entitled to receive the distribution.

Record Date	Payment Date	Amount per share
January 30, 2020	January 31, 2020	$0.03500
February 27, 2020	February 28, 2020	0.03500
March 30, 2020	March 31, 2020	0.03500
October 29, 2020	October 30, 2020	0.01000
November 27, 2020	November 30, 2020	0.01000
December 30, 2020	December 31, 2020	0.01000
January 28, 2021	January 29, 2021	0.01000
February 25, 2021	February 26, 2021	0.01000
March 30, 2021	March 31, 2021	0.01000

The Company’s distributions may be funded from borrowings, which may constitute a return of capital and reduce the amount of capital available to the Company for investment, and historically may have been funded from offering proceeds or borrowings. Any capital returned to stockholders through distributions will be distributed after payment of fees and expenses. On July 31, 2020, our board of directors temporarily suspended the monthly distributions on the shares of the Company’s common stock. On October 22, 2020, our board of directors determined to reinstate the monthly distributions on the shares of the Company’s common stock.

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

Share Repurchase Program

In June 2013, the Company commenced a share repurchase program pursuant to which it conducted quarterly share repurchases of up to 2.5% of the weighted average number of outstanding shares of its common stock in the prior four calendar quarters or 10% of the weighted average number of outstanding shares in the prior 12-month period. In connection with the Proposed Mergers, the Company suspended the Share Repurchase Program. The purpose of the share repurchase program was to allow stockholders to sell their shares back to the Company at a price equal to the most recently disclosed NAV per share of the Company's common stock immediately prior to the date of repurchase. Shares were purchased from stockholders participating in the program on a pro-rata basis. Unless the Company's board of directors determined otherwise, the number of shares repurchased during any calendar year were limited to the proceeds received in association with the sale of shares of common stock under the DRIP.

Notwithstanding the suspension of the share repurchase program our board of directors approved the repurchase of shares of our common stock from our stockholders who have requested repurchases in connection with such stockholder’s death or disability. In the event of the death or disability of a stockholder, the Company will repurchase the shares held by such stockholder at a price equal to the NAV per share of our shares as disclosed in the periodic report the Company files with the SEC immediately following the date of the death or disability of such stockholder. The Company's board of directors has the right to suspend or terminate repurchases due to death or disability to the extent that it determines that it is in the Company's best interest to do so. During the three months ended March 31, 2021, the Company repurchased 2,451 shares of certain shareholders due to death or disability. During the three months ended March 31, 2020, the Company repurchased 124,861 shares of certain shareholders due to death or disability.

Subsequent to quarter end, on April 28, 2021, the Company’s board of directors authorized a share repurchase program, pursuant to which the Company intends to conduct quarterly share repurchases, beginning in the second quarter. See Note 14 for more information.

Note 13. Financial Highlights

The following is a schedule of financial highlights of the Company for the three months ended March 31, 2021 and 2020:

	2021	2020
Per Share Data:(1)
Net asset value at beginning of period	$5.12	$5.78
Net investment income/(loss)	0.03	0.01
Net realized gains/(losses) on investments	—	—
Net unrealized appreciation/(depreciation) on investments	0.15	(1.17)
Net increase/(decrease) in net assets	$0.18	$(1.16)
Distributions declared from net investment income(2)	(0.03)	(0.11)
Total distributions to shareholders	$(0.03)	$(0.11)
Net asset value at end of period	$5.28	$4.51
Total return based on net asset value(4)(5)	3.67%	(20.39)%
Portfolio turnover rate(5)	5.53%	3.90%
Shares outstanding at end of period	102,839,640	102,867,551
Net assets at end of period	$542,483,080	$464,251,324
Ratio/Supplemental Data (annualized):
Ratio of net investment income/(loss) to average net assets	2.23%	0.63%
Ratio of net expenses (including incentive fees) to average net assets	6.82%	7.89%
Ratio of incentive fees to average net assets (5)	—%	—%
Supplemental Data (annualized):
Asset coverage ratio per unit(6)	$4,741	$2,731
Percentage of non-recurring fee income	11.69%	3.57%
Ratio of net expenses (excluding incentive fees) to average net assets	6.82%	7.89%
Ratio of interest and financing related expenses to average net assets (7)	1.28%	3.27%
Total Debt Outstanding:(8)(9)
Revolving Credit Facility	$145,000,000	$268,100,000

(1)

The per share data was derived by using the weighted average shares outstanding during the three months ended March 31, 2021 and 2020, which were 102,771,859 and 102,715,153 respectively. Table may not foot due to rounding.

(2)	The per share data for distributions is the actual amount of paid distributions per share during the period.
(3)

Shares issued under the DRIP (see Note 12) may cause an incremental increase/decrease in NAV per share due to the effect of issuing shares at amounts that differ from the prevailing NAV at each issuance.

(4)	Total annual returns are historical and assume reinvestments of all dividends and distributions at prices obtained under the Company’s DRIP, and no sales charge.
(5)	Not annualized.
(6)

Asset coverage per unit is the ratio of the carrying value of the Company's total consolidated assets for regulatory purposes, less all liabilities and indebtedness not represented by senior securities to the aggregate amount of Senior Securities representing indebtedness. Asset coverage per unit is expressed in terms of dollars per $1,000 of indebtedness. As of March 31, 2021 and 2020, the Company's Asset Coverage Per Unit including unfunded commitments was $4,168 and $2,479, respectively.

(7)	Represents the impact of non-recurring fees over total investment income.
(8)	Total amount of each class of senior securities outstanding at the end of the period excluding debt issuance costs.
(9)	Average market value per unit is not applicable as these classes of securities are not registered for public trading.

Note 14. Subsequent Events

Management has evaluated subsequent events through the date of issuance of the consolidated financial statements included herein. There have been no subsequent events that occurred during such period that would require disclosure in this Form 10-Q or would be required to be recognized in the consolidated financial statements as of and for the three months ended March 31, 2021, except as disclosed below.

On April 23, 2021, the Company entered into the Incentive Fee Waiver Agreement with SIC Advisors, pursuant to which SIC Advisors agreed to waive (i) 50% of any incentive fee on income payable to SIC Advisors for any fiscal quarter during the period beginning with the fiscal quarter ending September 30, 2021 and the fiscal quarter ending June 30, 2022, and (ii) 50% of any incentive fee on capital gains payable to SIC Advisors for the fiscal year ending December 31, 2021. For the avoidance of doubt, the Incentive Fee Waiver Agreement does not amend the calculation of the incentive fees as set forth in the Investment Advisory Agreement. Other than the waiver contemplated by the Incentive Fee Waiver Agreement, the terms of the Investment Advisory Agreement will remain in full force and effect. Following (i) the fiscal quarter ending June 30, 2022 with respect to the waiver granted by SIC Advisors on any incentive fee payable on income, and (ii) the fiscal year ending December 31, 2021 with respect to the waiver granted by SIC Advisors on any incentive fee payable on capital gains, unless otherwise extended by the Company and SIC Advisors, the Incentive Fee Waiver Agreement will terminate and the original terms of the Investment Advisory Agreement will be in full force and effect.

In addition, on April 23, 2021, the Company entered into the Expense Limitation Agreement with Medley Capital LLC, the Company’s administrator, pursuant to which, Medley Capital LLC agreed that the amount of expenses payable and reimbursable by the Company under the Administration Agreement will be capped at $2.2 million for the fiscal year ending December 31, 2021. For the avoidance of doubt, other than the cap contemplated by the Expense Limitation Agreement, the Expense Limitation Agreement does not amend the allocation of costs and expenses that are payable or reimbursable by the Company under the Administration Agreement. Following the quarter ending December 31, 2021, unless otherwise extended by the Company and Medley Capital LLC, the Expense Limitation Agreement will terminate and the original terms of the Administration Agreement will be in full force and effect.

On April 28, 2021, our board of directors declared a series of monthly distributions for April, May and June 2021 in the amount of $0.01 per share. Stockholders of record as of each respective monthly record date will be entitled to receive the distribution. Below are the details for each respective distribution:

Record Date	Payment Date	Amount per share
April 29, 2021	April 30, 2021	$0.01
May 28, 2021	May 31, 2021	0.01
June 29, 2021	June 30, 2021	0.01

In addition, on April 28, 2021, our board of directors authorized a share repurchase program, pursuant to which the Company intends to conduct quarterly share repurchases, beginning in the second quarter of 2021, of the lesser of: (i) the number of shares of common stock, par value $0.0001 per share (the “Shares”), that the Company can purchase with the proceeds received under the DRIP from the prior quarter; or (ii) 2.5% of the weighted average number of Shares outstanding in the prior four calendar quarters (the “Share Repurchase Program”). Notwithstanding the foregoing, in connection with the first share repurchase offer for the quarter ending June 30, 2021, the Company intends to repurchase the number of Shares that the Company can purchase with the proceeds received under the DRIP from the prior two quarters. The purpose of the Share Repurchase Program is to allow stockholders to sell their Shares back to the Company at a price equal to the most recently disclosed net asset value per share of the Company’s common stock immediately prior to the date of such share repurchase. Shares will be purchased from stockholders participating in the Share Repurchase Program on a pro rata basis. The Share Repurchase Program may be suspended, extended, modified or discontinued by our board of directors at any time.

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

Some of the statements in this annual report on Form 10-K constitute forward-looking statements, which relate to future events or our performance or financial condition. The forward-looking statements contained in this annual report on Form 10-K involve risks and uncertainties, including, but not limited to, statements as to:

•	our future operating results;
•	our business prospects and the prospects of our portfolio companies;
•	changes in laws and regulations, changes in political, economic or industry conditions, and changes in the interest rate environment or other conditions affecting the financial and capital markets, including with respect to changes resulting from or in response to, or potentially even the absence of changes as a result of, the impact of the COVID-19 pandemic;
•	risks associated with possible disruptions in our operations or the economy generally including the current economic downturn as a result of the impact of the COVID-19 pandemic;
•	the risk that, if the current period of capital markets disruption and instability continues for an extended period of time, that our stockholders may not receive distributions, if any, or at historical levels and that a portion of our distribution in the future may be a return of capital;
•	the effect of investments that we expect to make;
•	our contractual arrangements and relationships with third parties;
•	actual and potential conflicts of interest with SIC Advisors and its affiliates;
•	the dependence of our future success on the general economy and its effect on the industries in which we invest;
•	the ability of our portfolio companies to achieve their objectives;
•	the use of borrowed money to finance a portion of our investments;
•	the adequacy of our financing sources and working capital;
•	the timing of cash flows, if any, from the operations of our portfolio companies;
•	the ability of SIC Advisors to locate suitable investments for us and to monitor and administer our investments;
•	the ability of SIC Advisors and its affiliates to attract and retain highly talented professionals;
•	our ability to maintain our qualification as a RIC and as a BDC;
•	the effect of changes in laws or regulations affecting our operations; and
•	uncertainties associated with the impact from the COVID-19 pandemic, including: its impact on the global and U.S. capital markets, and the global and U.S. economy; the length and duration of the COVID-19 outbreak in the United States as well as worldwide and the magnitude of the economic impact of that outbreak; the effect of the COVID-19 pandemic on our business prospects and the operational and financial performance of our portfolio companies, including our and their ability to achieve their respective objectives; the effect of the disruptions caused by the COVID-19 pandemic on our ability to continue to effectively manage our business and our use of borrowed money to finance a portion of our investments

Such forward-looking statements may include statements preceded by, followed by or that otherwise include the words “trend,” “opportunity,” “pipeline,” “believe,” “comfortable,” “expect,” “anticipate,” “current,” “intention,” “estimate,” “position,” “assume,” “potential,” “outlook,” “continue,” “remain,” “maintain,” “sustain,” “seek,” “achieve,” and similar expressions, or future or conditional verbs such as “will,” “would,” “should,” “could,” “may,” or similar expressions. The forward-looking statements contained in this quarterly report involve risks and uncertainties. Our actual results could differ materially from those implied or expressed in the forward-looking statements for any reason, including due to the factors set forth in “Risk Factors” in this quarterly report on Form 10-Q and in Item 1A “Risk Factors” in Part 1 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2020.

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

Recent COVID-19 Developments

On March 11, 2020, the World Health Organization declared the novel coronavirus (“COVID-19”) as a pandemic, and, on March 13, 2020, the United States declared a national emergency with respect to COVID-19. The outbreak of COVID-19 has severely impacted global economic activity and caused significant volatility and negative pressure in financial markets. The global impact of the COVID-19 outbreak has been rapidly evolving has led to, and for an unknown period of time will continue to lead to, disruptions in local, regional, national and global markets and economies affected thereby, including the United States. The COVID-19 pandemic and restrictive measures taken to contain or mitigate its spread have caused, and are continuing to cause, business shutdowns, or the re-introduction of business shutdowns, cancellations of events and restrictions on travel, significant reductions in demand for certain goods and services, reductions in business activity and financial transactions, supply chain interruptions and overall economic and financial market instability both globally and in the United States. In addition, although the U.S. Food and Drug Administration authorized vaccines for emergency use starting in December 2020, it is unclear how quickly the vaccines will be distributed nationwide and globally or when “herd immunity” will be achieved and the restrictions that were imposed to slow the spread of the virus will be lifted entirely. The delay in distributing the vaccines could lead people to continue to self-isolate and not participate in the economy at pre-pandemic levels for a prolonged period of time. Even after the COVID-19 pandemic subsides, the U.S. economy and most other major global economies may continue to experience a recession, and we anticipate our business and operations could be materially adversely affected by a prolonged recession in the United States and other major markets.

We have been closely monitoring, and will continue to monitor, the COVID-19 pandemic and its impact on all aspects of our business, including how it will impact our portfolio companies, employees, due diligence and underwriting processes, and financial markets. In addition, as a result of the adverse effects of the COVID-19 pandemic and the related disruption and financial distress, certain portfolio companies may seek to modify their loans from us, which could reduce the amount or extend the time for payment of principal, reduce the rate or extend the time of payment of interest, and/or increase the amount of PIK interest we receive with respect to such investment, among other things. The effects of the COVID-19 pandemic have also impeded, and may continue to impede, the ability of certain of our portfolio companies to raise additional capital and/or pursue asset sales or otherwise execute strategic transactions, which could have a material adverse effect on the valuation of our investments in such companies. Portfolio companies operating in certain industries may be more susceptible to these risks than other portfolio companies in other industries in light of the effects of the COVID-19 pandemic. Given the rapid development and fluidity of this situation, we cannot estimate the long-term impact of COVID-19 on our business, future results of operations, financial position or cash flows at this time. Further, the operational and financial performance of the portfolio companies in which we make investments may be significantly impacted by COVID-19, which may in turn impact the valuation of our investments. We believe our portfolio companies have taken, and continue to take, immediate actions to effectively and efficiently respond to the challenges posed by COVID-19 and related orders imposed by state and local governments, including developing liquidity plans supported by internal cash reserves, shareholder support, and, as appropriate, accessing their ability to participate in the government Paycheck Protection Program, including the second draw Paycheck Protection Program loans. The extent to which our operations may be impacted by the COVID-19 pandemic will depend largely on future developments, which are highly uncertain and cannot be accurately predicted, including guidance from U.S. and international authorities, including federal, state and local public health authorities. Furthermore, the impacts of a potential worsening of global economic conditions and the continued disruptions to and volatility in the financial markets remain unknown. COVID-19 presents material uncertainty and risks with respect to the underlying value of the Company’s portfolio companies, the Company’s business, financial condition, results of operations and cash flows, such as the potential negative impact to financing arrangements, increased costs of operations, changes in law and/or regulation, and uncertainty regarding government and regulatory policy.

We have evaluated subsequent events from March 31, 2021 through the filing date of this quarterly report on Form 10-Q. However, as the discussion in this Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations relates to the Company’s financial statements for the quarterly period end March 31, 2021, the analysis contained herein may not fully account for impacts relating to the COVID-19 pandemic. In that regard, for example, as of March 31, 2021, the Company valued its portfolio investments in conformity with U.S. GAAP based on the facts and circumstances known by the Company at that time, or reasonably expected to be known at that time. Due to the overall volatility that the COVID-19 pandemic has caused during the time that followed our March 31, 2021 valuation, any valuations conducted now or in the future in conformity with U.S. GAAP could result in a lower fair value of our portfolio. The impact to our results going forward will depend to a large extent on future developments and new information that may emerge regarding the duration of COVID-19 and the actions taken by authorities and other entities to contain the coronavirus or treat its impact, all of which are beyond our control. Accordingly, the Company cannot predict the extent to which its financial condition and results of operations will be affected at this time.

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

Subsequent to quarter end, on April 23, 2021, the Company entered into an expense limitation agreement with Medley Capital LLC (the “Expense Limitation Agreement”). See “Recent Developments” for more information.

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

Portfolio and Investment Activity

The following table shows the amortized cost and the fair value of our investment portfolio as of March 31, 2021:

	Amortized Cost	Percentage	Fair Value	Percentage
Senior secured first lien term loans	$381,912,061	54.0%	$329,702,491	52.7%
Senior secured first lien notes	1,000,000	0.1	1,000,000	0.2
Senior secured second lien term loans	102,846,359	14.5	95,842,868	15.3
Subordinated notes	64,163,761	9.1	55,305,642	8.8
Sierra Senior Loan Strategy JV I LLC	110,050,000	15.5	85,279,888	13.6
Equity/warrants	48,309,834	6.8	59,155,584	9.4
Total	$708,282,015	100.0%	$626,286,473	100.0%

As of March 31, 2021, our income-bearing investment portfolio, which represented 86.9% of our total portfolio, had a weighted average yield based upon the cost of our investment portfolio of 7.9%, and 2.0% of our income-bearing portfolio bore interest based on fixed rates, while 98.0% of our income-bearing portfolio bore interest at floating rates, such as LIBOR.

As of March 31, 2021, the Company held loans it has made directly to 67 investee companies with aggregate principal amounts of $575.6 million. As of December 31, 2020, the Company held loans it has made directly to 67 investee companies with aggregate principal amounts of $541.1 million. During the three months ended March 31, 2021, the Company made 26 loans to investee companies with aggregate principal amounts of $38.5 million. During the three months ended March 31, 2020, the Company made 12 loans to investee companies with aggregate principal amounts of $35.1 million.

The following table shows the amortized cost and the fair value of our investment portfolio as of December 31, 2020:

	Amortized Cost	Percentage	Fair Value	Percentage
Senior secured first lien term loans	$369,385,810	52.7%	$315,490,601	52.3%
Senior secured first lien notes	8,473,750	1.2	8,548,755	1.4
Senior secured second lien term loans	103,081,287	14.7	93,794,917	15.5
Subordinated notes	65,561,840	9.4	50,039,500	8.3
Sierra Senior Loan Strategy JV I LLC	110,050,000	15.7	81,788,964	13.5
Equity/warrants	44,451,252	6.3	54,323,743	9.0
Total	$701,003,939	100.0%	$603,986,480	100.0%

As of December 31, 2020, our income-bearing investment portfolio, which represented 87.2% of our total portfolio, had a weighted average yield based upon the cost of our investment portfolio of approximately 8.0%, and 3.5% of our income-bearing portfolio bore interest based on fixed rates, while 96.5% of our income-bearing portfolio bore interest at floating rates, such as LIBOR.

The following table shows weighted average current yield to maturity based on fair value as of March 31, 2021 and December 31, 2020:

	March 31, 2021		December 31, 2020
		Weighted		Weighted
		Average		Average
	Percentage	Current	Percentage	Current
	of Total	Yield for Total	of Total	Yield for Total
	Investments	Investments(1)	Investments	Investments(1)
Senior secured first lien term loans	52.7%	8.9%	52.7%	9.3%
Senior secured first lien notes	0.2	5.7%	1.2	11.0%
Senior secured second lien term loans	15.3	12.0%	14.7	10.9%
Subordinated notes	8.8	8.8%	9.4	8.8%
Sierra Senior Loan Strategy JV I LLC	13.6	9.0%	15.7	9.0%
Equity/warrants	9.4	10.0%	6.3	6.0%
Total	100.0%	9.4%	100.0%	9.5%

(1)	The weighted average current yield for total investments does not represent the total return to our stockholders.

The following table shows the portfolio composition by industry classification based on fair value as of March 31, 2021:

Industry Classification	Amortized Cost	Percentage	Fair Value	Percentage
Multi-Sector Holdings	$173,297,636	24.5%	$140,549,930	22.4%
Services: Business	77,589,397	11.0	72,374,640	11.6
High Tech Industries	70,777,964	10.0	67,671,641	10.8
Healthcare & Pharmaceuticals	66,877,968	9.4	55,820,413	8.9
Consumer Goods: Durable	38,969,557	5.5	48,736,948	7.8
Construction & Building	50,129,735	7.1	46,910,019	7.5
Aerospace & Defense	33,559,759	4.7	30,354,609	4.8
Banking, Finance, Insurance & Real Estate	18,508,091	2.6	28,925,600	4.6
Hotel, Gaming & Leisure	36,985,435	5.2	24,540,275	3.9
Automotive	20,463,356	2.9	18,995,368	3.0
Environmental Industries	12,509,905	1.8	17,526,126	2.8
Containers, Packaging & Glass	15,026,906	2.1	14,976,939	2.4
Services: Consumer	9,706,346	1.4	9,950,000	1.6
Chemicals, Plastics & Rubber	10,054,153	1.4	9,162,091	1.5
Forest Products & Paper	6,395,222	0.9	7,887,158	1.3
Media: Diversified & Production	15,409,378	2.2	7,106,207	1.1
Transportation: Cargo	6,662,530	0.9	6,622,355	1.1
Transportation: Consumer	8,862,257	1.3	7,010,032	1.1
Metals & Mining	3,451,030	0.5	3,451,073	0.6
Energy: Oil & Gas	20,857,246	2.9	2,723,805	0.4
Capital Equipment	2,496,263	0.4	2,496,289	0.4
Wholesale	1,714,131	0.2	1,284,015	0.2
Retail	7,934,890	1.1	1,166,129	0.2
Beverage & Food	42,860	0.0	44,811	0.0
Total	$708,282,015	100.0%	$626,286,473	100.0%

The following table shows the portfolio composition by industry classification based on fair value as of December 31, 2020:

Industry Classification	Amortized Cost	Percentage	Fair Value	Percentage
Multi-Sector Holdings	$174,660,001	24.9%	$131,792,864	21.8%
Services: Business	79,260,551	11.3	73,716,395	12.2
High Tech Industries	75,519,344	10.8	71,792,022	11.9
Healthcare & Pharmaceuticals	68,599,968	9.8	58,275,198	9.6
Consumer Goods: Durable	32,045,028	4.6	41,016,292	6.8
Construction & Building	42,928,750	6.1	38,356,358	6.4
Banking, Finance, Insurance & Real Estate	27,848,664	4.0	37,620,161	6.2
Aerospace & Defense	33,558,896	4.8	29,723,725	4.9
Hotel, Gaming & Leisure	36,326,705	5.2	24,013,769	4.0
Automotive	18,886,756	2.7	17,404,476	2.9
Containers, Packaging & Glass	15,206,840	2.2	15,120,424	2.5
Environmental Industries	5,041,430	0.7	10,052,691	1.7
Services: Consumer	9,700,000	1.4	9,725,000	1.6
Chemicals, Plastics & Rubber	10,060,861	1.4	9,063,498	1.5
Forest Products & Paper	6,477,887	0.9	7,770,704	1.3
Media: Diversified & Production	15,474,145	2.2	6,780,000	1.1
Transportation: Cargo	6,877,294	1.0	6,770,781	1.1
Transportation: Consumer	7,975,416	1.1	6,068,082	1.0
Metals & Mining	3,492,436	0.5	3,492,479	0.6
Energy: Oil & Gas	20,868,832	3.0	2,625,018	0.4
Wholesale	2,212,919	0.3	1,746,044	0.3
Retail	7,934,347	1.1	1,012,358	0.2
Beverage & Food	46,869	0.0	48,141	0.0
Total	$701,003,939	100.0%	$603,986,480	100.0%

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

The following table shows the distribution of our investment portfolio, not including cash and cash equivalents, on the 1 to 5 investment credit rating scale at fair value as of March 31, 2021 and December 31, 2020:

	March 31, 2021		December 31, 2020
Investment	Investments at		Investments at
Credit Rating	Fair Value	Percentage	Fair Value	Percentage
1	$76,810,986	12.3%	$51,481,987	8.5%
2	399,751,121	63.9	410,310,087	67.9
3	118,878,701	19.0	110,668,216	18.3
4	14,743,783	2.4	13,500,546	2.3
5	16,101,882	2.6	18,025,644	3.0
Total	$626,286,473	100.0%	$603,986,480	100.0%

The COVID-19 pandemic has impacted our investment ratings as of March 31, 2021, causing downgrades of certain portfolio companies. As the COVID-19 pandemic continues to evolve, we are continuing to maintain close communications with our portfolio companies to proactively assess and manage potential risks across our investment portfolio. We have also increased oversight and analysis of credits in vulnerable industries in an attempt to improve loan performance and reduce credit risk.

Results of Operations

The following table shows operating results for the three months ended March 31, 2021 and 2020:

	For the Three Months Ended
	March 31,
	2021	2020
Total investment income	$11,924,655	$11,176,811
Total expenses	7,732,885	10,353,011
Income Tax Expense	1,253,011	—
Net investment income/(loss)	2,938,759	823,800
Net realized gain/(loss) from investments	70,795	217,479
Net change in unrealized appreciation/(depreciation) on investments	15,020,724	(120,523,220)
Change in provision for deferred taxes on unrealized gain on investments	807,969	240,935
Net increase/(decrease) in net assets resulting from operations	$18,838,247	$(119,241,006)

Investment Income

Total investment income increased $747,844, or 6.7%, to $11,924,655 for the three months ended March 31, 2021, compared to $11,176,811 for the three months ended March 31, 2020. Total investment income consisted primarily of portfolio interest and dividends, which increased $1,738,492, or 17.7%, to $11,562,230 for the three months ended March 31, 2021, compared to $9,823,728 for the three months ended March 31, 2020. This increase was primarily attributable to a decrease in the number of portfolio companies on non-accrual.

As of March 31, 2021, certain investments in twelve portfolio companies were on non-accrual status with a combined cost of $83,305,613, or 11.8% of the cost of the Company's portfolio, and a combined fair value of $30,247,740 or 4.8% of the fair value of the Company's portfolio. As of March 31, 2020, certain investments in sixteen portfolio companies were on non-accrual status with a combined cost of $140,738,101, or 17.3% of the cost of the Company's portfolio, and a combined fair value of $32,030,369, or 5.6% of the fair value of the Company's portfolio. As of March 31, 2020, certain investments in two portfolios were on partial non-accrual status with a combined cost of $18,617,271, or 2.3%, and a combined fair value of $17,420,745, or 3.1% of the fair value of the Company’s portfolio.

Fee income increased $235,060, or 193.2%, to $356,758 for the three months ended March 31, 2021, compared to $121,698 for the three months ended March 31, 2020, primarily due to an increase in fees associated with loan originations and loan amendments.

Operating Expenses

The following table shows operating expenses for the three months ended March 31, 2021 and 2020:

	For the Three Months Ended
	March 31,
	2021	2020
Base management fees	$3,066,397	$3,251,451
Interest and financing expenses	1,687,059	4,287,663
General and administrative expenses	1,611,627	1,970,968
Administrator expenses	643,620	721,632
Offering costs	—	3,243
Professional fees	724,182	118,054
Total expenses	$7,732,885	$10,353,011

Total expenses decreased $2,620,126, or 25.3%, to $7,732,885 for the three months ended March 31, 2021, as compared to $10,353,011 for the three months ended March 31, 2020, primarily due to a decrease in interest and financing expenses, general and administrative expenses, and base management fees, partially offset by an increase in professional fees.

Base management fees decreased $185,054, or 5.7%, to $3,066,397 for the three months ended March 31, 2021, as compared to $3,251,451 for the three months ended March 31, 2020, primarily due to a decrease in our gross assets.

Interest and financing expenses decreased $2,600,604, or 60.7%, to $1,687,059 for the three months ended March 31, 2021, as compared to $4,287,663 for the three months ended March 31, 2020, primarily due to the wind-down and termination of the ING Credit Facility (as defined below) from May 2020 through July 2020, as well as the repayment of $35,000,000 of the outstanding balance of its Alpine Credit Facility (as defined below).

General and administrative expenses decreased $359,341, or 18.2%, to $1,611,627 for the three months ended March 31, 2021, as compared to $1,970,968 for the three months ended March 31, 2020, primarily due to a decrease in transfer agent expenses.

Professional fees increased $606,128 or 513.4% to $724,182 for the three months ended March 31, 2021, as compared to $118,054 for the three months ended March 31, 2020, primarily due to a an increase in legal expenses, audit expenses, consulting expenses and valuation expenses.

Net Realized Gains/Losses on Investments

We measure realized gains or losses by the difference between the net proceeds from the disposition and the amortized cost basis of an investment, without regard to unrealized gains or losses previously recognized. For the three months ended March 31, 2021, we recognized net realized gain on investments of $70,795, primarily due to the sale of investments. For the three months ended March 31, 2020, we recognized net realized gain on investments of $217,479, primarily due to the sale of investments.

Net Unrealized Appreciation/Depreciation on Investments

Net change in unrealized appreciation/depreciation on investments reflects the net change in the fair value of our investments including the provision for deferred taxes. For the three months ended March 31, 2021, we recorded a net change in unrealized appreciation, net of tax, of $15,828,693. The unrealized appreciation for the three months ended March 31, 2021 resulted from positive market and credit-related adjustments.

For the three months ended March 31, 2020, we recorded a net change in unrealized depreciation of $120,282,285. The unrealized depreciation was, in part, due to negative credit-related adjustments that caused a reduction in fair value of certain watch-list securities and portfolio investments on non-accrual status. In part, the net change in unrealized depreciation reflected widening credit spreads as market participants expected a higher yield on similar investments given the significant market volatility generated by the COVID-19 pandemic and, to some extent, other factors such as specific industry concerns, uncertainty about the duration of business shutdowns and near-term liquidity needs of certain of our portfolio investments.

Changes in Net Assets from Operations

For the three months ended March 31, 2021, we recorded a net increase in net assets resulting from operations of $18,838,247. Based on 102,771,859 weighted average common shares outstanding for the three months ended March 31, 2021, our per share net increase in net assets resulting from operations was $0.18.

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

Our liquidity and capital resources historically have been generated primarily from the net proceeds of our public offering of common stock, use of our credit facilities. Currently, our primary source of liquidity is derived from the use of the Alpine Credit Facility.

As of March 31, 2021 and December 31, 2020, we had $66.6 million and $65.3 million, respectively, in cash and cash equivalents. In the future, we may generate cash from future offerings of securities, future borrowings and cash flows from operations, including interest earned from the temporary investment of cash in U.S. government securities and other high-quality debt investments that mature in one year or less. Our primary use of funds is to make investments in our targeted asset classes, cash distributions to our stockholders, and other general corporate purposes.

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

The following table shows our net borrowings as of March 31, 2021 and December 31, 2020:

	March 31, 2021			December 31, 2020
	Total	Balance	Unused	Total	Balance	Unused
	Commitment	Outstanding	Commitment	Commitment	Outstanding	Commitment
Alpine Credit Facility	$180,000,000	$145,000,000	$35,000,000	$180,000,000	$145,000,000	$35,000,000
Total before deferred financing costs	180,000,000	145,000,000	35,000,000	180,000,000	145,000,000	35,000,000
Unamortized deferred financing costs	—	(229,310)	—	—	(659,266)	—
Total borrowings outstanding, net of deferred financing costs	$180,000,000	$144,770,690	$35,000,000	$180,000,000	$144,340,734	$35,000,000

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

Alpine Credit Facility

On September 29, 2017, the Company’s wholly-owned, special purpose financing subsidiary, Alpine, amended its existing revolving credit facility (the “Alpine Credit Facility”) pursuant to an Amended and Restated Loan Agreement (the “Loan Agreement”) with JPMorgan Chase Bank, National Association (“JPMorgan”), as administrative agent and lender, the Financing Providers from time to time party thereto, SIC Advisors, as the portfolio manager, and the Collateral Administrator, Collateral Agent and Securities Intermediary party thereto. The Loan Agreement was amended to, among other things, (i) extend the reinvestment period until December 29, 2020, (ii) extend the scheduled termination date until March 29, 2022, (iii) decrease the applicable margin for advances to 2.85% per annum and (iv) increase the compliance condition for net advances to 55% of net asset value. Alpine’s obligations to JPMorgan under the Alpine Credit Facility are secured by a first priority security interest in a significant portion of the assets of Alpine, including its portfolio of loans. The obligations of Alpine under the Alpine Credit Facility are non-recourse to the Company.

On November 18, 2020, Alpine entered into Amendment No.1 to the Loan Agreement to, among other things, (i) extend the reinvestment period from December 29, 2020 to May 18, 2021, (ii) increase the applicable margin for advances from 2.85% to 3.10% per annum, (iii) reduce the amount of maximum borrowings in an aggregate principal amount from $300,000,000 to $180,000,000 on a committed basis, (iv) require the Company to maintain a minimum a cash balance of $20,000,000 in Alpine, and (v) decrease the compliance condition for net advances from 55% to 52.5% of net asset value. The maturity date under the Loan Agreement did not change and therefore any amounts borrowed, as well as all accrued and unpaid interest thereunder, will be due and payable on March 29, 2022. In connection with the Amendment, the Company repaid $35,000,000 of the outstanding balance under the Loan Agreement on November 18, 2020, reducing the outstanding balance from $180,000,000 to $145,000,000. If Alpine is not able to extend the reinvestment period of May 18, 2021 or refinance its existing indebtedness under the Alpine Credit Facility with another lender, the Alpine Credit Facility would enter its amortization period and be payable at maturity on March 29, 2022.

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

As of March 31, 2021 the carrying amount of the Company’s borrowings under the Alpine Credit Facility approximated the fair value of the Company’s debt obligation. The fair value of the Company’s debt obligation is determined in accordance with ASC 820, which defines fair value in terms of the price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The fair value of the Company’s borrowings under the Alpine Credit Facility is estimated based upon market interest rates of the Company’s borrowings or entities with similar credit risk, adjusted for nonperformance risk, if any. As of March 31, 2021 and 2020, the Alpine Credit Facility would be deemed to be Level 3, as defined in Note 4.

Contractual Obligations

The following table shows our payment obligations for repayment of debt, which total our contractual obligations at March 31, 2021:

	Payment Due By Period
		Less than			More than
	Total	1 Year	1 - 3 Years	3 - 5 Years	5 Years
Alpine Credit Facility	$145,000,000	$—	$145,000,000	$—	$—
Total Contractual Obligations	$145,000,000	$—	$145,000,000	$—	$—

We have entered into certain contracts under which we have material future commitments. On April 5, 2012, we entered into the Investment Advisory Agreement with SIC Advisors in accordance with the 1940 Act. The Investment Advisory Agreement became effective as of April 17, 2012, the date that we met the minimum offering requirement. Pursuant to the 1940 Act, the initial term of the Investment Advisory Agreement was for two years from its effective date, with one-year renewals subject to approval by our board of directors, a majority of whom must be independent directors. Most recently, on April 15, 2021, the board of directors approved the renewal of the Investment Advisory Agreement for an additional one-year term, which will expire on April 17, 2022. SIC Advisors serves as our investment adviser in accordance with the terms of the Investment Advisory Agreement. Payments under our Investment Advisory Agreement in each reporting period consist of (i) a management fee equal to a percentage of the value of our gross assets and (ii) an incentive fee based on our performance.

On April 5, 2012, we entered into the Administration Agreement with Medley Capital LLC with an initial term of two years, pursuant to which Medley Capital LLC furnishes us with administrative services necessary to conduct our day-to-day operations. The Administration Agreement became effective as of April 17, 2012, the date that we met the minimum offering requirement. Pursuant to its terms, and unless earlier terminated as described below, the Administration Agreement will remain in effect from year-to-year if approved annually by a majority of our directors who are not “interested persons” (as defined in Section 2(a)(19) of the 1940 Act) of the Company or Medley Capital LLC, and either the holders of a majority of our outstanding voting securities or our board of directors. Most recently, on April 15, 2021, the board of directors approved the renewal of the Administration Agreement for an additional one-year term, which will expire on April 17, 2022. Medley Capital LLC is reimbursed for administrative expenses it incurs on our behalf in performing its obligations. Such costs are reasonably allocated to us on the basis of assets, revenues, time records or other reasonable methods. We do not reimburse Medley Capital LLC for any services for which it receives a separate fee or for rent, depreciation, utilities, capital equipment or other administrative items allocated to a controlling person of Medley Capital LLC.

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

As of March 31, 2021 and December 31, 2020, Sierra JV had total capital commitments of $124.6 million, with the Company providing $110.1 million and GALIC providing $14.5 million. As of March 31, 2021 and December 31, 2020, approximately $124.5 million was funded relating to these commitments of which $110.1 million was from the Company. The Company does not have the right to withdraw any of their respective capital commitment, unless in connection with a transfer of its membership interests. The Company may transfer full membership interests as long as it is approved by all members and transferred in a transaction exempt from the registration requirements of the Securities Act or applicable state securities laws.

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

The reinvestment period of the JV Facility ended on April 18, 2021, and entered its amortization period and will be payable at maturity on April 18, 2024.

The JV Facility is secured substantially by all of Sierra JV's assets, subject to certain exclusions set forth in the JV Facility. As of March 31, 2021 and December 31, 2020, there was $124.7 million outstanding under the JV Facility.

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

The following table reflects the cash distributions per share that the Company has declared or paid to its stockholders during 2021 and 2020. Stockholders of record as of each respective record date were entitled to receive the distribution.

Record Date	Payment Date	Amount per share
January 30, 2020	January 31, 2020	$0.03500
February 27, 2020	February 28, 2020	0.03500
March 30, 2020	March 31, 2020	0.03500
October 29, 2020	October 30, 2020	0.01000
November 27, 2020	November 30, 2020	0.01000
December 30, 2020	December 31, 2020	0.01000
January 28, 2021	January 29, 2021	0.01000
February 25, 2021	February 26, 2021	0.01000
March 30, 2021	March 31, 2021	0.01000

We have adopted an “opt in” DRIP pursuant to which common stockholders may elect to have the full amount of any cash distributions reinvested in additional shares of our common stock. As a result, if we declare a cash distribution, stockholders that have “opted in” to our DRIP will have their distribution automatically reinvested in additional shares of our common stock rather than receiving cash dividends. Stockholders who receive distributions in the form of shares of common stock will be subject to the same federal, state and local tax consequences as if they received cash distributions.

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

Subsequent to quarter end, on April 23, 2021, the Company entered into each of the Incentive Fee Waiver Agreement with SIC Advisors and the Expense Limitation Agreement with Medley Capital LLC, the Company’s administrator. See “Recent Developments” for more information.

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

Recent Developments

On April 23, 2021, the Company entered into the Incentive Fee Waiver Agreement with SIC Advisors, pursuant to which SIC Advisors agreed to waive (i) 50% of any incentive fee on income payable to SIC Advisors for any fiscal quarter during the period beginning with the fiscal quarter ending September 30, 2021 and the fiscal quarter ending June 30, 2022, and (ii) 50% of any incentive fee on capital gains payable to SIC Advisors for the fiscal year ending December 31, 2021. For the avoidance of doubt, the Incentive Fee Waiver Agreement does not amend the calculation of the incentive fees as set forth in the Investment Advisory Agreement. Other than the waiver contemplated by the Incentive Fee Waiver Agreement, the terms of the Investment Advisory Agreement will remain in full force and effect. Following (i) the fiscal quarter ending June 30, 2022 with respect to the waiver granted by SIC Advisors on any incentive fee payable on income, and (ii) the fiscal year ending December 31, 2021 with respect to the waiver granted by SIC Advisors on any incentive fee payable on capital gains, unless otherwise extended by the Company and SIC Advisors, the Incentive Fee Waiver Agreement will terminate and the original terms of the Investment Advisory Agreement will be in full force and effect.

In addition, on April 23, 2021, the Company entered into the Expense Limitation Agreement with Medley Capital LLC, the Company’s administrator, pursuant to which, Medley Capital LLC agreed that the amount of expenses payable and reimbursable by the Company under the Administration Agreement will be capped at $2.2 million for the fiscal year ending December 31, 2021. For the avoidance of doubt, other than the cap contemplated by the Expense Limitation Agreement, the Expense Limitation Agreement does not amend the allocation of costs and expenses that are payable or reimbursable by the Company under the Administration Agreement. Following the quarter ending December 31, 2021, unless otherwise extended by the Company and Medley Capital LLC, the Expense Limitation Agreement will terminate and the original terms of the Administration Agreement will be in full force and effect.

On April 28, 2021, our board of directors declared a series of monthly distributions for April, May and June 2021 in the amount of $0.01 per share. Stockholders of record as of each respective monthly record date will be entitled to receive the distribution. Below are the details for each respective distribution:

Record Date	Payment Date	Amount per share
April 29, 2021	April 30, 2021	$0.01
May 28, 2021	May 31, 2021	0.01
June 29, 2021	June 30, 2021	0.01

In addition, on April 28, 2021, our board of directors authorized a share repurchase program, pursuant to which the Company intends to conduct quarterly share repurchases, beginning in the second quarter of 2021, of the lesser of: (i) the number of shares of common stock, par value $0.0001 per share (the “Shares”), that the Company can purchase with the proceeds received under the DRIP from the prior quarter; or (ii) 2.5% of the weighted average number of Shares outstanding in the prior four calendar quarters (the “Share Repurchase Program”). Notwithstanding the foregoing, in connection with the first share repurchase offer for the quarter ending June 30, 2021, the Company intends to repurchase the number of Shares that the Company can purchase with the proceeds received under the DRIP from the prior two quarters. The purpose of the Share Repurchase Program is to allow stockholders to sell their Shares back to the Company at a price equal to the most recently disclosed net asset value per share of the Company’s common stock immediately prior to the date of such share repurchase. Shares will be purchased from stockholders participating in the Share Repurchase Program on a pro rata basis. The Share Repurchase Program may be suspended, extended, modified or discontinued by our board of directors at any time.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are subject to financial market risks, including changes in interest rates. Uncertainty with respect to the economic effects of the COVID-19 pandemic has introduced significant volatility in the financial markets, and the effects of this volatility could materially impact our market risks, including those listed below. For additional information concerning the potential impact of the COVID-19 pandemic on our business and our operating results, see Item 1A “Risk Factors -- We are subject to financial market risks, including changes in interest rates. See “Risk Factors - Risks Relating to Debt Financing - We are currently operating in a period of capital markets disruptions and economic uncertainty. Such market conditions may materially and adversely affect debt and equity capital markets, which may have a negative impact on our business, financial condition and operations.” in Part 1 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2020.

As of March 31, 2021, 98.0% of our portfolio investments (based on fair value) paid floating interest rates, while 2.0% paid fixed interest rates and 13.1% were non-income producing investments while 86.9% were income producing investments. In connection with the COVID-19 pandemic, the U.S. Federal Reserve and other central banks have reduced certain interest rates and LIBOR has decreased. A prolonged reduction in interest rates will reduce our gross investment income and could result in a decrease in our net investment income if such decreases in LIBOR are not offset by a corresponding increase in the spread over LIBOR that we earn on any portfolio investments, a decrease in our operating expenses, including with respect to our income incentive fee, or a decrease in the interest rate of our floating interest rate liabilities tied to LIBOR. In contrast, a rise in the general level of interest rates can be expected to lead to higher interest rates applicable to any variable rate investments we hold and to declines in the value of any fixed rate investments we hold. In addition, a rise in interest rates may increase the likelihood that a portfolio company defaults on a loan. However, many of our variable rate investments provide for an interest rate floor, which may prevent our interest income from increasing until benchmark interest rates increase beyond a threshold amount. To the extent that a substantial portion of our investments may be in variable rate investments, an increase in interest rates beyond this threshold would make it easier for us to meet or exceed the hurdle rate applicable to the subordinated incentive fee on income under the Investment Advisory Agreement we have entered into with SIC Advisors, and may result in a substantial increase in our net investment income and to the amount of incentive fees payable to SIC Advisors with respect to our increased pre-incentive fee net investment income.

Our interest expense will also be affected by changes in the published LIBOR rate in connection with the Alpine Credit Facility. See "Risks Relating to Debt Financing - Changes relating to the LIBOR calculation process may adversely affect the value of our portfolio of LIBOR-indexed, floating-rate debt securities” in "Item 1 A. Risk Factors" of our annual report on Form 10-K for the fiscal year ended December 31, 2020. We expect any future credit facilities, total return swap agreements or other financing arrangements that we or any of our subsidiaries may enter into will also be based on a floating interest rate. As a result, we are subject to risks relating to changes in market interest rates. In periods of rising interest rates, when we or our subsidiaries have debt outstanding or financing arrangements in effect, our cost of funds would increase, which could reduce our net investment income, especially to the extent we hold fixed rate investments.

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

Based on our Consolidated Statement of Assets and Liabilities as of March 31, 2021, the following table shows the approximate annual impact on the change in net interest income of hypothetical base rate changes in interest rates, assuming no changes in our investment portfolio and capital structure:

	Change in
	Interest	Interest	Net Interest
Basis point increase/(decrease)	Income (1)	Expense	Income
300	$14,179,698	$4,350,000	$9,829,698
200	5,614,157	2,900,000	2,714,157
100	887,591	1,450,000	(562,409)
(100)	—	(161,139)	161,139
(200)	—	(161,139)	161,139
(300)	—	(161,139)	161,139

(1)	Assumes no defaults or prepayments by portfolio companies over the next twelve months.

We expect that our long-term investments will be financed primarily with equity and debt. If deemed prudent, we may use interest rate risk management techniques in an effort to minimize our exposure to interest rate fluctuations. These techniques may include various interest rate hedging activities to the extent permitted by the 1940 Act. Adverse developments resulting from changes in interest rates or hedging transactions could have a material adverse effect on our business, financial condition and results of operations. During the three months ended March 31, 2021, we did not engage in interest rate hedging activities.

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

PART II. Other Information

Item 1. Legal Proceedings

From time to time, we are involved in various legal proceedings, lawsuits and claims incidental to the conduct of our business. Our businesses are also subject to extensive regulation, which may result in regulatory proceedings against us. We are not currently party to any material legal proceedings.

Item 1A. Risk Factors

In addition to other information set forth in this report, you should carefully consider the “Risk Factors” discussed in our annual report on Form 10-K for the fiscal year ended December 31, 2020, filed with the SEC on March 19, 2021, which could materially affect our business, financial condition and/or operating results. Other than the items disclosed below, there have been no material changes during the three months ended March 31, 2021 to the risk factors discussed in “Item 1A. Risk Factors” of our annual report on Form 10-K. Additional risks or uncertainties not currently known to us or that we currently deem to be immaterial also may materially affect our business, financial condition and/or operating results.

You will have limited opportunities to sell your shares and, to the extent you are able to sell your shares under our share repurchase program beginning in the second quarter of 2021, you may not be able to recover the amount of your investment in our shares.

Our share repurchase program includes numerous restrictions that limit your ability to sell your shares. At the discretion of our board of directors, we may also use cash on hand, cash available from borrowings and cash from the sale of our investments as of the end of the applicable quarter to repurchase shares. We limit repurchases in each quarter to the lesser of (i) the number of shares of common stock that the Company can purchase with the proceeds received under the Company’s distribution reinvestment plan from the prior quarter (the prior two quarters in the case of the first share repurchase offer for the quarter ending June 30, 2021); or (ii) 2.5% of the weighted average number of shares of our common stock outstanding in the prior four calendar quarters. To the extent that the number of shares put to us for repurchase exceeds the number of shares that we are able to purchase, we will repurchase shares on a pro rata basis, not on a first-come, first-served basis. Further, we will have no obligation to repurchase shares if the repurchase would violate the restrictions on distributions under federal law or Maryland law, which prohibits distributions that would cause a corporation to fail to meet statutory tests of solvency. These limits may prevent us from accommodating all repurchase requests made in any year. In addition, our board of directors may suspend, modify or discontinue the share repurchase program at any time. We will notify you of such developments: (i) in our periodic or current reports or (ii) by means of a separate mailing to you. Further, the share repurchase program may have many limitations and should not be relied upon as a method to sell shares promptly and at a desired price.

The timing of our repurchase offers pursuant to our share repurchase program may be at a time that is disadvantageous to our stockholders.

When we begin making quarterly repurchase offers pursuant to the share repurchase program, beginning in the second quarter of 2021, we may offer to repurchase shares at a price that is lower than the price that investors paid for shares in our offering. As a result, to the extent investors paid an offering price that includes the related sales load and to the extent investors have the ability to sell their shares pursuant to our share repurchase program, then the price at which an investor may sell shares, which will be at a price equal to our most recently disclosed net asset value per share immediately prior to the date of repurchase, may be lower than what an investor paid in connection with the purchase of shares in our offering.

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

Notwithstanding the suspension of the share repurchase program, our board of directors approved the repurchase of shares of our common stock from our stockholders who have requested repurchases in connection with such stockholder’s death or disability. See Note 12 to our consolidated financial statements for more information.

During the three months ended March 31, 2021, the Company repurchased 2,451 shares of certain shareholders due to death or disability. The following table provides information concerning our repurchases of shares of our common stock from our stockholders who have requested repurchases in connection with such stockholder’s death or disability during the three months ended March 31, 2021:

			Total Number of Shares	Maximum Number of
			Purchased as Part of	Shares that May Yet be
	Total Number of	Average Price Per	Publicly Announced	Purchased Under the
Period	Shares Purchased	Share Paid	Plans or Programs	Plans or Programs
January 1, 2021 - January 31, 2021	2,451	$4.91	—	—
Total	2,451	$4.91	—	—

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

Regulatory Matter Update

As previously reported, on March 7, 2021 (the “Petition Date”), Medley LLC (“Medley LLC”), the parent of Sierra Income Corporation’s (the “Company”) investment adviser and administrator, commenced a voluntary case (the “Chapter 11 Case”) under chapter 11 of title 11 of the United States Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”).  In connection with the commencement of the Chapter 11 Case, Medley LLC disclosed in its pleadings filed with the Bankruptcy Court certain matters related to Medley Management Inc.’s (“MDLY”) and Medley LLC’s business, including the regulatory matter described below:

On September 17, 2019, the staff of the Securities and Exchange Commission’s (the “SEC”) Division of Enforcement (the “Staff”) informed MDLY and the Company that it was conducting an informal inquiry and requested the production and preservation of certain documents and records. MDLY and the Company fully cooperated with the Staff’s informal inquiry and began voluntarily providing the Staff with any requested documents.

By letter dated December 18, 2019, the Staff advised MDLY that a formal order of private investigation (the “Order”) had been issued and that the informal inquiry was now a formal investigation. The Order indicated that the investigation relates to Section 17(a) of the Securities Act of 1933 (the “Securities Act”), Section 10(b) of the Exchange Act of 1934 (the “Exchange Act”) and Rule 10b-5 thereunder, and Sections 206(1), 206(2), and 206(4) of the Investment Advisers Act of 1940 (the “Advisers Act”), Rule 206(4)-8, Sections 13(a) and 14(a) of the Exchange Act and Rules 12b-20, 13a-1, 13a-11, 13a-13, and 14a-9 thereunder. MDLY and the Company continued to cooperate fully with the investigation.

On May 7, 2021, each of MDLY, Medley LLC, and six of their current and former officers, all of whom are pre-IPO owners (the “Individuals”) received a “Wells Notice” from the Staff relating to MDLY’s previously-disclosed SEC investigation.  The Wells Notices provided that the proposed action would allege violations of Section 10(b) of the Exchange Act and Rule 10b-5 thereunder (including as a control person pursuant to Section 20(e) of the Exchange Act); Section 17(a) of the Securities Act; Sections 206(1) and/or (2) of the Advisers Act; Section 14(a) of the Exchange Act and Rules 14a-3 and 14a-9 thereunder; Section 13(a) of the Exchange Act and Rules 12b-11, 12b-20, 13a-1, 13a-11, 13a-13, and 13a-15(a) thereunder; and Regulation S-T. The Wells Notices also provided that the Staff’s recommendation may involve a civil injunctive action, public administrative proceeding, and/or cease-and-desist proceeding, and may seek remedies that include an injunction, a cease-and-desist order, disgorgement, pre-judgment interest, civil money penalties, censure, and limitations on activities or bars from association.

A Wells Notice is neither a formal charge of wrongdoing nor a final determination that the recipient has violated any law. The Wells Notices informed MDLY, Medley LLC and the Individuals that the Staff has made a preliminary determination to recommend that the SEC file an enforcement action against MDLY, Medley LLC and each of the Individuals that would allege certain violations of the federal securities laws.

The Wells Notices relate to, among other matters: MDLY’s and Medley LLC’s disclosures relating to MDLY’s assets under management (“AUM”), its fee-earning assets under management (“FEAUM”), trends and risks related to AUM and FEAUM, and specifically, violations of the federal securities laws relating to such disclosures in MDLY’s registration statement relating to its initial public offering, Medley LLC’s registration statements relating to its bond offerings, and MDLY and Medley LLC’s periodic reports under the Exchange Act; MDLY’s and Medley LLC’s disclosure controls and procedures designed to ensure that the information required in reports filed under the Exchange Act; and MDLY’s financial projections included in a joint proxy statement/prospectus, including any amendments thereto, in connection with a proposed (but ultimately terminated) merger among MDLY, the Company and Medley Capital Corporation.

MDLY, Medley LLC and the Individuals currently intend to pursue the Wells Notice process, which will include the opportunity to respond to the Staff’s position.

Medley LLC Plan of Reorganization Update

As previously reported, in connection with its Chapter 11 Case, Medley LLC filed with the Bankruptcy Court on the Petition Date a proposed Plan of Reorganization (“Plan”) and a proposed Disclosure Statement related thereto (“Disclosure Statement”). Pursuant to filings with the Bankruptcy Court, on May 13, 2021 [Bankruptcy Docket No. 147], Medley LLC withdrew its original Plan [Bankruptcy Docket No. 7] and Disclosure Statement [Bankruptcy Docket No. 8]. Medley LLC currently intends to file with the Bankruptcy Court an amended Plan and Disclosure Statement as soon as reasonably practicable. There can be no assurances that Medley LLC will obtain the Bankruptcy Court’s approval of an amended Disclosure Statement and/or confirmation of an amended Plan, or that if an amended Plan is confirmed, that the reorganization of Medley LLC will be successfully implemented as contemplated by such amended Plan.

Item 6. Exhibits

3.1	Articles of Incorporation of the Registrant
3.2	Articles of Amendment of the Registrant
3.3	Articles of Amendment and Restatement of the Registrant
3.4	Second Articles of Amendment and Restatement of the Registrant
3.5	Form of Articles Supplementary Electing to be Subject to Subtitle 8 of the Maryland General Corporation Law
3.6	Form of Bylaws of the Registrant
10.1	Second Amended and Restated Distribution Reinvestment Plan
10.2	Investment Advisory Agreement
10.3	Incentive Fee Waiver Agreement, dated April 23, 2021, between and between Sierra Income Corporation and SIC Advisors LLC
10.4	Custody Agreement
10.5	Form of Administration Agreement
10.6	Expense Limitation Agreement, dated April 23, 2021, by and between Sierra Income Corporation and Medley Capital LLC
10.7	Form of License Agreement
10.8

Amended and Restated Loan Agreement, dated as of September 29, 2017, by and among Alpine Funding LLC as borrower, JPMorgan Chase Bank, National Association, as administrative agent, the Financing Providers from time to time party thereto, SIC Advisors LLC, as the portfolio manager, and the Collateral Administrator, Collateral Agent and Securities Intermediary party thereto

10.9

Loan Agreement, dated as of July 23, 2014, by and among Alpine Funding LLC, as company, JPMorgan Chase Bank, National Association, as administrative agent, the Financing Providers from time to time party thereto, SIC Advisors LLC, as the portfolio manager, and the Collateral Administrator, Collateral Agent and Securities Intermediary party thereto

10.10	Sale and Contribution Agreement, dated as of July 23, 2014, by and between Sierra Income Corporation, as seller, and Alpine Funding LLC, as purchaser
10.11	Portfolio Management Agreement, dated as of July 23, 2014, by and between Alpine Funding LLC, as borrower and SIC Advisors LLC, as portfolio manager
10.12

Amendment No. 1 to the Loan Agreement, dated as of July 23, 2014, by and among Alpine Funding LLC, as borrower, JPMorgan Chase Bank, National Association, as administrative agent, the Financing Providers from time to time party thereto, SIC Advisors LLC, as the portfolio manager, and the Collateral Administrator, Collateral Agent and Securities Intermediary party thereto

10.13	Limited Liability Company Operating Agreement of Sierra Senior Loan Strategy JV I LLC, dated March 27, 2015
31.1	Certification by Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification by Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 14, 2021	Sierra Income Corporation

	By	/s/ Dean Crowe
Dean Crowe Chief Executive Officer (Principal Executive Officer)

	By	/s/ Richard T. Allorto, Jr.
Richard T. Allorto, Jr. Chief Financial Officer (Principal Accounting and Financial Officer)