Form 10-Q
period 2021-06-30
Sierra Income Corp
filed 2021-08-13
CIK 1523526

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

_____________________________________________________

Form 10-Q

____________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2021

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
100 Park Avenue New York, NY 10017
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

As of August 13, 2021, the Registrant had 102,146,053 shares of common stock, $0.001 par value, outstanding.

Sierra Income Corporation

Consolidated Statements of Assets and Liabilities

	June 30, 2021	December 31, 2020
ASSETS	(unaudited)
Investments at fair value
Non-controlled/non-affiliated investments (amortized cost of $512,940,700 and $521,483,006 respectively)	$497,021,783	$472,813,820
Controlled/affiliated investments (amortized cost of $180,295,779 and $179,520,933 respectively)	134,324,944	131,172,660
Investments at fair value	631,346,727	603,986,480
Cash and cash equivalents	54,134,677	65,301,216
Interest receivable from investments	4,884,583	3,943,980
Unsettled trades receivable	556,554	2,541,500
Prepaid expenses and other assets	589,036	1,934,866
Total assets	$691,511,577	$677,708,042

LIABILITIES
Revolving credit facilities payable (net of deferred financing costs of $0 and $659,266, respectively) (Note 5)	$124,200,000	$144,340,734
Deferred tax liability	4,214,716	2,390,596
Base management fees payable (Note 6)	3,025,363	2,967,857
Accounts payable and accrued expenses	2,462,370	1,406,175
Payable for Company shares redeemed	2,173,629	—
Taxes Payable	680,947	—
Administrator fees payable (Note 6)	549,544	401,260
Interest payable	374,521	449,420
Unsettled trades payable	—	11,061
Total liabilities	137,681,090	151,967,103

Commitments (Note 10)

NET ASSETS
Common shares, par value $0.001 per share, 250,000,000 common shares authorized, 102,080,498 and 102,630,605 common shares issued and outstanding, respectively	102,081	102,631
Capital in excess of par value	847,731,674	850,737,609
Total distributable earnings/(loss)	(294,003,268)	(325,099,301)
Total net assets	553,830,487	525,740,939
Total liabilities and net assets	$691,511,577	$677,708,042
NET ASSET VALUE PER COMMON SHARE	$5.43	$5.12

See accompanying notes to consolidated financial statements.

Sierra Income Corporation

Consolidated Statements of Operations

(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
INVESTMENT INCOME
Interest and dividend income from investments
Non-controlled/non-affiliated investments:
Cash	$11,943,800	$10,682,719	$21,071,686	$18,008,572
Payment-in-kind	545,892	472,844	982,353	1,009,889
Controlled/affiliated investments:
Cash	1,977,492	(28,696)	3,881,206	1,817,381
Payment-in-kind	94,388	115,628	188,557	230,391
Total interest and dividend income	14,561,572	11,242,495	26,123,802	21,066,233
Fee income (Note 11)	409,724	312,935	766,482	434,633
Interest from cash and cash equivalents	10,266	144,024	15,933	1,375,399
Total investment income	14,981,562	11,699,454	26,906,217	22,876,265

EXPENSES
Base management fees (Note 6)	3,025,363	2,944,745	6,091,760	6,196,196
Interest and financing expenses	1,397,723	3,454,940	3,084,782	7,742,603
General and administrative expenses	2,238,942	8,307,229	3,850,569	10,278,197
Professional fees	1,934,321	11,089,264	2,658,503	11,207,318
Administrator expenses (Note 6)	582,279	669,025	1,225,899	1,390,657
Offering costs	5,156	1,914	5,156	5,157
Total expenses	9,183,784	26,467,117	16,916,669	36,820,128

Income tax expense	685,309	—	1,938,320	—

NET INVESTMENT INCOME/(LOSS)	5,112,469	(14,767,663)	8,051,228	(13,943,863)

REALIZED AND UNREALIZED GAIN/(LOSS) ON INVESTMENTS
Net realized gain/(loss) from non-controlled/non-affiliated investments	(4,334,926)	(8,265,767)	(4,301,895)	(8,280,680)
Net realized gain/(loss) from controlled/affiliated investments	161,607	—	199,371	232,392
Net change in unrealized appreciation/(depreciation) on non-controlled/non-affiliated investments	21,227,490	22,547,805	32,749,077	(66,450,775)
Net change in unrealized appreciation/(depreciation) on controlled/affiliated investments	(1,121,699)	9,456,310	2,377,438	(22,068,330)
Change in provision for deferred taxes on unrealized appreciation/(depreciation) on investments	(2,632,090)	(293,783)	(1,824,121)	(52,848)
Net realized and unrealized gain/(loss) on investments	13,300,382	23,444,565	29,199,870	(96,620,241)
NET INCREASE/(DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS	$18,412,851	$8,676,902	$37,251,098	$(110,564,104)

WEIGHTED AVERAGE - BASIC AND DILUTED EARNINGS/(LOSS) PER COMMON SHARE	$0.18	$0.08	$0.36	$(1.08)
WEIGHTED AVERAGE - BASIC AND DILUTED NET INVESTMENT INCOME/(LOSS) PER COMMON SHARE	$0.05	$(0.14)	$0.08	$(0.14)
WEIGHTED AVERAGE COMMON STOCK OUTSTANDING - BASIC AND DILUTED (NOTE 9)	102,380,357	102,856,314	102,575,026	102,785,734
DISTRIBUTIONS DECLARED PER COMMON SHARE	$0.03	$—	$0.06	$0.11

See accompanying notes to the consolidated financial statements.

Sierra Income Corporation

Consolidated Statements of Changes in Net Assets

(unaudited)

	Common Stock
		Par	Paid in Capital	Distributable	Total
	Shares	Amount	in Excess of Par	Earnings	Net Assets
Balance at March 31, 2021	102,839,640	$102,840	$851,722,263	$(309,342,023)	$542,483,080
Net increase (decrease) in net assets resulting from operations:
Net investment income/(loss)	—	—	—	5,112,469	5,112,469
Net realized gain (loss) on investments	—	—	—	(4,173,319)	(4,173,319)
Net change in unrealized appreciation/(depreciation) on investments	—	—	—	20,105,791	20,105,791
Change in provision for deferred taxes on unrealized appreciation/(depreciation) on investments	—	—	—	(2,632,090)	(2,632,090)
Shareholder distributions:
Issuance of common shares pursuant to distribution reinvestment plan	202,889	203	1,016,188	—	1,016,391
Repurchase of common shares	(962,031)	(962)	(5,006,777)	—	(5,007,739)
Distributions from earnings	—	—	—	(3,074,096)	(3,074,096)
Total increase/(decrease) for the three months ended June 30, 2020	(759,142)	(759)	(3,990,589)	15,338,755	11,347,407
Balance at June 30, 2021	102,080,498	$102,081	$847,731,674	$(294,003,268)	$553,830,487

Balance at December 31, 2020	102,630,605	$102,631	$850,737,609	$(325,099,301)	$525,740,939
Net increase/(decrease) in net assets resulting from operations:
Net investment income/(loss)	—	—	—	8,051,228	8,051,228
Net realized gain/(loss) on investments	—	—	—	(4,102,524)	(4,102,524)
Net change in unrealized appreciation/(depreciation) on investments	—	—	—	35,126,515	35,126,515
Change in provision for deferred taxes on unrealized appreciation/(depreciation) on investments	—	—	—	(1,824,121)	(1,824,121)
Shareholder distributions:
Issuance of common shares pursuant to distribution reinvestment plan	414,375	414	2,042,163	—	2,042,577
Repurchase of common shares	(964,482)	(964)	(5,048,098)	—	(5,049,062)
Distributions from earnings	—	—	—	(6,155,065)	(6,155,065)
Total increase/(decrease) for the six months ended June 30, 2021	(550,107)	(550)	(3,005,935)	31,096,033	28,089,548
Balance at June 30, 2021	102,080,498	$102,081	$847,731,674	$(294,003,268)	$553,830,487

Balance at March 31, 2020	102,867,551	$102,868	$872,688,536	$(408,540,080)	$464,251,324
Net increase (decrease) in net assets resulting from operations:
Net investment income/(loss)	—	—	—	(14,767,663)	(14,767,663)
Net realized gain (loss) on investments	—	—	—	(8,265,767)	(8,265,767)
Net change in unrealized appreciation/(depreciation) on investments	—	—	—	32,004,115	32,004,115
Change in provision for deferred taxes on unrealized appreciation/(depreciation) on investments	—	—	—	(293,783)	(293,783)
Shareholder distributions:
Repurchase of common shares	(34,086)	(35)	(153,693)	—	(153,728)
Distributions from earnings	—	—	—	(15,578)	(15,578)
Total increase/(decrease) for the three months ended June 30, 2021	(34,086)	(35)	(153,693)	8,661,324	8,507,596
Balance at June 30, 2020	102,833,465	$102,833	$872,534,843	$(399,878,756)	$472,758,920

Balance at December 31, 2019	102,282,366	$102,282	$869,567,685	$(278,607,246)	$591,062,721
Net increase/(decrease) in net assets resulting from operations:
Net investment income/(loss)	—	—	—	(13,943,863)	(13,943,863)
Net realized gain/(loss) on investments	—	—	—	(8,048,288)	(8,048,288)
Net change in unrealized appreciation/(depreciation) on investments	—	—	—	(88,519,105)	(88,519,105)
Change in provision for deferred taxes on unrealized appreciation/(depreciation) on investments	—	—	—	(52,848)	(52,848)
Shareholder distributions:
Issuance of common shares pursuant to distribution reinvestment plan	710,046	711	3,842,420	—	3,843,131
Repurchase of common shares	(158,947)	(160)	(875,262)	—	(875,422)
Distributions from earnings	—	—	—	(10,707,406)	(10,707,406)
Total increase/(decrease) for the six months ended June 30, 2020	551,099	551	2,967,158	(121,271,510)	(118,303,801)
Balance at June 30, 2020	$102,833,465	$102,833	$872,534,843	$(399,878,756)	$472,758,920

See accompanying notes to consolidated financial statements.

Sierra Income Corporation

Consolidated Statements of Cash Flows

(unaudited)

	Six Months Ended June 30,
	2021	2020
Cash flows from operating activities
NET INCREASE/(DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS:	$37,251,098	$(110,564,104)
ADJUSTMENT TO RECONCILE NET INCREASE/(DECREASE) IN NET ASSETS FROM OPERATIONS TO NET CASH PROVIDED BY/(USED IN) OPERATING ACTIVITIES:
Payment-in-kind interest income	(1,170,910)	(1,240,280)
Net amortization of premium on investments	(295,526)	(174,522)
Amortization of deferred financing costs	659,266	1,579,789
Net realized (gain)/loss on investments	4,102,524	8,048,288
Net change in unrealized (appreciation)/depreciation on investments	(35,126,515)	88,519,105
Purchases and originations	(80,042,210)	(66,572,171)
Proceeds from sale of investments and principal repayments	85,172,390	64,582,263
(Increase)/decrease in operating assets:
Unsettled trades receivable	1,984,946	(709,532)
Interest receivable from investments	(940,603)	4,265,188
Deferred transaction costs	—	14,993,778
Prepaid expenses and other assets	1,345,830	1,156,532
Increase/(decrease) in operating liabilities:
Unsettled trades payable	(11,061)	247,500
Base management fee payable	57,506	(1,115,773)
Transaction costs payable	—	(426,172)
Accounts payable and accrued expenses	1,056,195	(639,338)
Administrator fees payable	148,284	287,101
Interest payable	(74,899)	(1,003,027)
Taxes Payable	680,947	—
Deferred tax liability	1,824,120	52,848
NET CASH PROVIDED BY/(USED IN) OPERATING ACTIVITIES	16,621,382	1,287,473
Cash flows from financing activities:
Repayments of revolving credit facility	(20,800,000)	(134,286,928)
Payment of cash distributions	(4,112,488)	(6,864,275)
Financing costs paid	—	(299,525)
Repurchase of common shares	(2,875,433)	(721,694)
NET CASH PROVIDED BY/(USED IN) FINANCING ACTIVITIES	(27,787,921)	(142,172,422)
TOTAL INCREASE/(DECREASE) IN CASH	(11,166,539)	(140,884,949)
CASH, CASH EQUIVALENTS AT BEGINNING OF PERIOD	65,301,216	225,316,656
CASH, CASH EQUIVALENTS AT END OF PERIOD	$54,134,677	$84,431,707
Supplemental Information:
Cash paid during the period for interest	$2,500,415	$7,165,841
Supplemental non-cash information:
Issuance of common shares in connection with distribution reinvestment plan	$2,042,577	$3,843,131

See accompanying notes to consolidated financial statements.

Sierra Income Corporation

Consolidated Schedule of Investments

As of June 30, 2021

(unaudited)

Company(1)(2)	Industry	Type of Investment	Maturity	Par Amount	Cost	Fair Value	% of Net Assets(3)
Non-controlled/non-affiliated investments –	89.7%

AAAHI Acquisition Corporation	Transportation: Consumer	Senior Secured First Lien Term Loan LIBOR + 8.250%, 1.000% Floor (4) (5) (6)	12/10/2023	$7,233,985	$6,853,763	$5,425,489	1.0%
				7,233,985	6,853,763	5,425,489
Alpine SG, LLC	High Tech Industries	Senior Secured First Lien Term Loan LIBOR + 8.500%, 1.000% Floor (4) (5) (11)	11/16/2022	1,262,051	1,238,587	1,269,497	0.2%
		Senior Secured First Lien Delayed Draw Term Loan LIBOR + 5.750%, 1.000% Floor (4) (5)	6/1/2028	2,410,036	2,361,836	2,361,836	0.4%
		Senior Secured First Lien Delayed Draw Term Loan LIBOR + 5.750%, 1.000% Floor (4) (5)	11/16/2022	6,165,725	6,165,653	5,982,603	1.1%
		Senior Secured First Lien Term Loan LIBOR + 5.750%, 1.000% Floor (4) (5)	11/16/2022	12,529,258	12,520,344	12,157,139	2.2%
				22,367,070	22,286,420	21,771,075
Amerijet Holdings, Inc.	Transportation: Cargo	Senior Secured First Lien Term Loan LIBOR + 8.000%, 1.000% Floor (5) (7)	7/15/2021	2,540,018	2,540,018	2,540,018	0.5%
				2,540,018	2,540,018	2,540,018
AMMC CLO 22, Limited Series 2018-22A	Multi-Sector Holdings	Subordinated Notes 13.510% effective yield (8) (9) (10)	4/25/2031	7,222,000	5,189,030	4,887,850	0.9%
				7,222,000	5,189,030	4,887,850
AMMC CLO 23, Ltd. Series 2020-23A	Multi-Sector Holdings	Subordinated Notes 14.426% effective yield (8) (9) (10)	10/17/2031	2,000,000	1,640,734	1,599,800	0.3%
				2,000,000	1,640,734	1,599,800
Apidos CLO XXIV, Series 2016-24A	Multi-Sector Holdings	Subordinated Notes 14.832% effective yield (5) (8) (9) (10)	7/20/2027	18,357,647	9,683,843	9,336,699	1.7%
				18,357,647	9,683,843	9,336,699
Arrow International Inc.	Hotel, Gaming & Leisure	Senior Secured First Lien Term Loan LIBOR + 7.250%, 1.250% Floor (4)	12/21/2025	10,000,000	10,000,000	10,046,000	1.8%
				10,000,000	10,000,000	10,046,000
Aviation Technical Services, Inc.	Aerospace & Defense	Senior Secured Second Lien Term Loan LIBOR + 8.500%, 1.000% Floor (4) (5)	3/31/2022	25,828,344	25,828,344	23,898,967	4.3%
				25,828,344	25,828,344	23,898,967

Company(1)(2)	Industry	Type of Investment	Maturity	Par Amount	Cost	Fair Value	% of Net Assets(3)
Brook & Whittle Holding Corp.	Containers, Packaging & Glass	Senior Secured First Lien Delayed Draw Term Loan LIBOR + 5.250%, 1.000% Floor (4) (5)	10/17/2024	699,633	697,401	699,633	0.1%
		Senior Secured First Lien Delayed Draw Term Loan LIBOR + 5.250%, 1.000% Floor (4) (5)	10/17/2024	2,974,786	2,965,295	2,974,786	0.5%
		Senior Secured First Lien Term Loan LIBOR + 5.750%, 1.000% Floor (4) (5)	10/17/2024	2,086,380	2,086,380	2,086,380	0.4%
				5,760,799	5,749,076	5,760,799
Cardenas Markets, LLC	Retail	Senior Secured First Lien Term Loan LIBOR + 6.250%, 1.000% Floor	6/3/2027	2,000,000	1,980,000	1,971,000	0.4%
				2,000,000	1,980,000	1,971,000
CM Finance SPV LLC	Banking, Finance, Insurance & Real Estate	Subordinated Notes 3.000% (5) (6) (12)	6/24/2021	35,600	35,600	—	—%
				35,600	35,600	—
CPI International, Inc.	Aerospace & Defense	Senior Secured Second Lien Term Loan LIBOR + 7.250%, 1.000% Floor (5) (7)	7/28/2025	8,575,302	8,560,621	8,022,195	1.4%
				8,575,302	8,560,621	8,022,195
CT Technologies Intermediate Holdings, Inc.	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loan LIBOR + 5.000%, 1.000% Floor (5) (7)	12/16/2025	3,990,000	3,972,165	3,997,581	0.7%
				3,990,000	3,972,165	3,997,581
DataOnline Corp.	High Tech Industries	Revolving Credit Facility LIBOR + 6.250%, 1.000% Floor (4) (5) (11)	11/13/2025	1,821,429	1,821,429	1,791,214	0.3%
		Senior Secured First Lien Term Loan LIBOR + 6.250%, 1.000% Floor (4) (5)	11/13/2025	14,775,000	14,775,000	14,566,672	2.6%
				16,596,429	16,596,429	16,357,886
Dryden 43 Senior Loan Fund, Series 2016-43A	Multi-Sector Holdings	Subordinated Notes 10.240% effective yield (5) (8) (9) (10)	7/20/2029	3,620,000	2,452,768	2,318,248	0.4%
				3,620,000	2,452,768	2,318,248
Dryden 49 Senior Loan Fund, Series 2017-49A	Multi-Sector Holdings	Subordinated Notes 10.225% effective yield (5) (8) (9) (10)	7/18/2030	17,233,288	11,807,420	11,053,431	2.0%
				17,233,288	11,807,420	11,053,431
Envision Healthcare Corporation	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loan LIBOR + 3.750% (5) (7)	10/10/2025	48,750	34,365	41,764	—%
				48,750	34,365	41,764
Friedrich Holdings, Inc.	Construction & Building	Senior Secured First Lien Term Loan LIBOR + 6.000%, 1.000% Floor (5) (7)	2/7/2023	9,634,784	9,634,784	9,583,720	1.7%
				9,634,784	9,634,784	9,583,720

Company(1)(2)	Industry	Type of Investment	Maturity	Par Amount	Cost	Fair Value	% of Net Assets(3)
Glass Mountain Pipeline Holdings, LLC	Energy: Oil & Gas	Senior Secured First Lien Term Loan LIBOR + 4.500%, 1.000% Floor (5) (6) (7)	12/23/2024	48,375	24,273	13,787	—%
				48,375	24,273	13,787
Golden West Packaging Group LLC	Forest Products & Paper	Senior Secured First Lien Term Loan LIBOR + 5.250%, 1.000% Floor (5) (7)	6/20/2023	1,323,073	1,323,073	1,302,698	0.2%
				1,323,073	1,323,073	1,302,698
Holland Acquisition Corp.	Energy: Oil & Gas	Senior Secured First Lien Term Loan LIBOR + 9.000%, 1.000% Floor (4) (6) (12)	5/29/2020	3,754,497	3,634,434	—	—%
				3,754,497	3,634,434	—
Hylan Datacom & Electrical LLC	Construction & Building	Senior Secured First Lien Term Loan LIBOR + 10.000%, 1.000% Floor (4) (5)	7/25/2022	15,545,534	15,545,534	12,436,427	2.2%
				15,545,534	15,545,534	12,436,427
Impact Group, LLC	Services: Business	Senior Secured First Lien Term Loan LIBOR + 7.370%, 1.000% Floor (4) (5)	6/27/2023	5,641,623	5,641,623	5,641,623	1.0%
				5,641,623	5,641,623	5,641,623
Innovative XCessories & Services, LLC	Automotive	Senior Secured First Lien Term Loan LIBOR + 5.200%, 1.000% Floor (5) (14)	3/5/2027	2,961,554	2,937,375	2,967,181	0.5%
				2,961,554	2,937,375	2,967,181
Interflex Acquisition Company, LLC	Containers, Packaging & Glass	Senior Secured First Lien Term Loan LIBOR + 8.000%, 1.000% Floor (5) (7)	8/18/2022	11,189,828	11,182,573	11,189,828	2.0%
				11,189,828	11,182,573	11,189,828
Iqor US Inc.	Services: Business	Senior Secured First Lien Term Loan LIBOR + 7.500%, 1.000% Floor (5) (7)	11/19/2024	2,723,720	2,676,988	2,785,003	0.5%
		Senior Secured First Lien Term Loan LIBOR + 7.500%, 1.000% Floor (7)	11/19/2025	7,373,495	7,373,495	7,267,316	1.3%
		Equity - 158,959 Shares (13)		—	1,907,509	2,130,051	0.4%
				10,097,215	11,957,992	12,182,370
Isagenix International, LLC	Wholesale	Senior Secured First Lien Term Loan LIBOR + 5.750%, 1.000% Floor (4) (5)	6/16/2025	1,710,840	1,682,536	1,389,202	0.3%
				1,710,840	1,682,536	1,389,202
Isola USA Corp.	High Tech Industries	Senior Secured Second Lien Term Loan LIBOR + 9.500%, 1.000% Floor, PIK (4) (6) (11)	1/2/2023	11,882,396	6,958,657	8,911,797	1.6%
		Common Units - 10,283,782 units (13)		—	—	—	—%
				11,882,396	6,958,657	8,911,797
Ivanti Software, Inc.	High Tech Industries	Senior Secured Second Lien Term Loan LIBOR + 8.500%, 1.000% Floor (5) (7)	12/1/2028	6,000,000	6,000,000	5,970,000	1.1%
				6,000,000	6,000,000	5,970,000
JFL-WCS Partners, LLC	Environmental Industries	Common Units - 70,412 units (5) (13)		—	88,159	5,069,664	0.9%
				—	88,159	5,069,664
JFL-NGS Partners, LLC	Environmental Industries	Preferred units - 6,375,000 units 12.500%		—	6,556,485	9,243,750	1.7%
		Common Units - 3,252.95 units (13)		—	1,125,000	2,992,714	0.5%
				—	7,681,485	12,236,464

Company(1)(2)	Industry	Type of Investment	Maturity	Par Amount	Cost	Fair Value	% of Net Assets(3)
K&N Parent, Inc.	Automotive	Senior Secured First Lien Term Loan LIBOR + 4.750%, 1.000% Floor (7)	10/20/2023	7,985,597	7,666,174	7,682,145	1.4%
		Senior Secured Second Lien Term Loan LIBOR + 8.750%, 1.000% Floor (7)	10/21/2024	2,000,000	1,733,573	1,678,800	0.3%
				9,985,597	9,399,747	9,360,945
Keystone Acquisition Corp.	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loan LIBOR + 5.250%, 1.000% Floor (4) (5)	5/1/2024	1,774,910	1,734,493	1,743,849	0.3%
		Senior Secured Second Lien Term Loan LIBOR + 9.250%, 1.000% Floor (4) (5)	5/1/2025	7,000,000	6,930,548	6,865,600	1.2%
				8,774,910	8,665,041	8,609,449
KNB Holdings Corporation	Consumer Goods: Durable	Senior Secured First Lien Term Loan LIBOR + 5.500%, 1.000% Floor (7)	4/26/2024	1,959,459	1,475,893	1,763,514	0.3%
				1,959,459	1,475,893	1,763,514
Lifestyle Intermediate II, LLC	Consumer Goods: Durable	Senior Secured First Lien Term Loan LIBOR + 7.000%, 1.000% Floor (5) (11)	1/26/2026	3,901,177	3,901,177	3,901,177	0.7%
				3,901,177	3,901,177	3,901,177
LogMeIn, Inc.	High Tech Industries	Senior Secured First Lien Term Loan LIBOR + 4.750%, 1.000% Floor (5) (7)	8/31/2027	1,990,000	1,965,323	1,986,816	0.4%
				1,990,000	1,965,323	1,986,816
Magnetite XIX, Limited	Multi-Sector Holdings	Subordinated Notes LIBOR + 8.770% (4) (8) (9) (10)	4/17/2034	5,250,000	5,092,500	5,250,000	0.9%
		Subordinated Notes 10.563% effective yield (5) (8) (9) (10)	7/17/2030	13,730,209	8,691,428	8,702,206	1.6%
				18,980,209	13,783,928	13,952,206
Novetta Solutions, LLC	High Tech Industries	Senior Secured First Lien Term Loan LIBOR + 5.000%, 1.000% Floor (4) (5)	10/17/2022	1,552,564	1,523,928	1,546,819	0.3%
		Senior Secured Second Lien Term Loan LIBOR + 8.500%, 1.000% Floor (4) (5)	10/16/2023	9,058,824	9,024,952	8,912,071	1.6%
				10,611,388	10,548,880	10,458,890
Offen Inc.	Transportation: Cargo	Senior Secured First Lien Term Loan LIBOR + 5.000% (5) (7)	6/21/2026	3,936,353	3,908,162	3,911,948	0.7%
				3,936,353	3,908,162	3,911,948
Path Medical, LLC	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loan LIBOR + 13.000%, 1.000% Floor, PIK (4) (5) (6) (7)	10/11/2021	11,531,613	8,860,931	—	—%
		Senior Secured First Lien Term Loan LIBOR + 9.500%, 1.000% Floor, PIK (4) (5) (6) (7)	10/11/2021	8,371,833	8,153,509	7,116,058	1.3%
		Warrants - 36,716 warrants (5) (13)	1/9/2027	—	669,709	—	—%
				19,903,446	17,684,149	7,116,058
PetroChoice Holdings, Inc.	Chemicals, Plastics & Rubber	Senior Secured Second Lien Term Loan LIBOR + 8.750%, 1.000% Floor (4) (5)	8/21/2023	9,000,000	9,000,000	8,241,300	1.5%
				9,000,000	9,000,000	8,241,300
Polymer Solutions Group Holdings, LLC	Chemicals, Plastics & Rubber	Senior Secured First Lien Term Loan LIBOR + 7.000%, 1.000% Floor (5) (7)	1/1/2023	1,047,621	1,047,621	1,034,002	0.2%
				1,047,621	1,047,621	1,034,002
Proppants Holdings, LLC	Energy: Oil & Gas	Common Units - 1,506,254 units (13)		—	890,481	18,828
		Common Units - 161,852 units (13)		—	8,832	—	—%
				—	899,313	18,828
PT Network, LLC	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loan LIBOR + 5.500%, 1.000% Floor, 2.00% PIK (5) (14)	11/30/2023	8,115,129	7,829,553	8,028,297	1.4%
		Membership Units - 1.441 units (5) (13)		—	—	—	—%
				8,115,129	7,829,553	8,028,297
RA Outdoors, LLC	High Tech Industries	Senior Secured First Lien Term Loan LIBOR + 6.750%, 1.000% Floor (5) (7) (11)	4/8/2026	18,765,432	18,765,432	18,577,778	3.4%
				18,765,432	18,765,432	18,577,778

Company(1)(2)	Industry	Type of Investment	Maturity	Par Amount	Cost	Fair Value	% of Net Assets(3)
RateGain Technologies, Inc.	Hotel, Gaming & Leisure	Subordinated Notes (5) (13) (12)	7/31/2020	386,854	363,936	—	—%
		Subordinated Notes (5) (13)	7/31/2021	476,190	476,191	—	—%
				863,044	840,127	—
Redwood Services Group, LLC	Services: Business	Senior Secured First Lien Term Loan LIBOR + 8.500%, 1.000% Floor (4) (5)	6/6/2023	3,980,000	3,980,000	3,980,000	0.7%
		Senior Secured First Lien Term Loan LIBOR + 6.000%, 1.000% Floor (5) (7)	6/6/2023	22,493,469	22,493,469	22,077,340	4.0%
		Senior Secured First Lien Term Loan LIBOR + 8.500%, 1.000% Floor (5) (7)	6/6/2023	730,356	716,443	730,356	0.1%
				27,203,825	27,189,912	26,787,696
Resolute Investment Managers, Inc.	Banking, Finance, Insurance & Real Estate	Senior Secured Second Lien Term Loan LIBOR + 8.000%, 1.000% Floor (4) (5)	4/30/2025	6,000,000	5,974,106	6,060,000	1.1%
				6,000,000	5,974,106	6,060,000
Rhombus Cinema Holdings, LP	Media: Diversified & Production	Preferred Equity - 7,449 shares 10.000% PIK (5) (6) (13)		—	4,584,207	—	—%
		Common Units - 3,163 units (5) (13)		—	2,864,831	—	—%
		Common Units - 3,163 units (5) (13)		—	297,962	—	—%
				—	7,747,000	—
RTIC Subsidiary Holdings, LLC	Consumer Goods: Durable	Senior Secured First Lien Term Loan LIBOR + 7.750%, 1.250% Floor (4) (5)	9/1/2025	9,875,000	9,875,000	9,950,050	1.8%
		Revolving Credit Facility LIBOR + 7.750%, 1.250% Floor (4) (5) (7) (11)	9/1/2025	793,651	793,651	785,714	0.1%
		Preferred Class A units - 145.347 units (13)		—	145,347	145,347	—%
		Preferred Class B units - 145.347 units (13)		—	145,347	145,347	—%
		Common units - 153 units (13)		—	15,300	28,610	—%
				10,668,651	10,974,645	11,055,068
SavATree, LLC	Environmental Industries	Senior Secured First Lien Term Loan LIBOR + 5.000%, 1.000% Floor (4) (5)	6/2/2022	4,261,924	4,261,924	4,261,924	0.8%
				4,261,924	4,261,924	4,261,924
SFP Holding, Inc.	Construction & Building	Senior Secured First Lien Term Loan LIBOR + 6.250%, 1.000% Floor (4) (5) (11)	9/1/2022	23,540,101	23,523,664	23,540,101	4.3%
		Equity - 0.94% of outstanding equity (5) (13)		—	788,116	866,928	0.2%
				23,540,101	24,311,780	24,407,029
Simplified Logistics, LLC	Services: Business	Senior Secured First Lien Term Loan LIBOR + 6.500%, 1.000% Floor (4) (5) (11)	2/28/2022	18,202,104	18,202,104	18,076,510	3.3%
				18,202,104	18,202,104	18,076,510
SMART Financial Operations, LLC	Retail	Preferred Equity - 1,000,000 units (5) (13)		—	1,000,000	490,000	0.1%
				—	1,000,000	490,000

Company(1)(2)	Industry	Type of Investment	Maturity	Par Amount	Cost	Fair Value	% of Net Assets(3)
Smile Doctors, LLC	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loan LIBOR + 6.000%, 1.000% Floor (4) (5)	10/6/2022	13,735,950	13,721,574	13,554,635	2.4%
				13,735,950	13,721,574	13,554,635
Software Luxembourg Intermediate S.À R.L.	Services: Business	Senior Secured First Lien Term Loan LIBOR + 7.500%, 1.000% Floor (4) (5)	4/27/2025	4,000,000	4,010,539	4,000,000	0.7%
				4,000,000	4,010,539	4,000,000
Sound Point CLO XX, Ltd.	Multi-Sector Holdings	Subordinated Notes 9.080% effective yield (5) (8) (9) (10)	7/26/2031	4,489,000	3,279,007	2,627,412	0.5%
				4,489,000	3,279,007	2,627,412
Team Car Care, LLC	Automotive	Senior Secured First Lien Term Loan LIBOR + 8.000%, 1.000% Floor (4) (5)	2/23/2023	13,211,493	13,211,493	13,173,179	2.4%
				13,211,493	13,211,493	13,173,179
Team Services Group	Services: Consumer	Senior Secured First Lien Term Loan LIBOR + 5.000%, 1.000% Floor (5) (7)	12/20/2027	4,987,500	4,846,593	4,962,562	0.9%
		Senior Secured Second Lien Term Loan LIBOR + 9.000%, 1.000% Floor (5) (7)	12/18/2028	5,000,000	4,857,634	4,975,000	0.9%
				9,987,500	9,704,227	9,937,562
The Octave Music Group, Inc.	Media: Diversified & Production	Senior Secured First Lien Term Loan LIBOR + 5.250%, 1.000% Floor, 0.75% PIK (5) (7)	5/29/2025	7,724,138	7,665,995	7,531,034	1.4%
				7,724,138	7,665,995	7,531,034
Thermacell Repellents, Inc.	Consumer Goods: Durable	Revolving Credit Facility LIBOR + 6.250%, 1.000% Floor (5) (11)	12/4/2026	1,045,000	1,024,522	1,023,000	0.2%
		Senior Secured First Lien Term Loan LIBOR + 6.250%, 1.000% Floor (5) (7)	12/4/2026	2,787,150	2,761,207	2,759,279	0.5%
				3,832,150	3,785,729	3,782,279
Time Manufacturing Acquisition, LLC	Capital Equipment	Senior Secured First Lien Term Loan LIBOR + 5.000%, 1.000% Floor (5)	2/3/2023	2,459,435	2,459,249	2,454,024	0.4%
				2,459,435	2,459,249	2,454,024
True Religion Apparel, Inc.	Retail	Common units - 2.713 units (13)		—	—	—	—%
		Preferred Equity - 2.818 units (13)		—	12,094	—	—%
				—	12,094	—
Velocity Pooling Vehicle, LLC	Automotive	Senior Secured First Lien Term Loan LIBOR + 11.000%, 1.000% Floor (4) (5)	4/28/2023	871,784	844,936	871,784	0.2%
		Common Units - 4,676 units (5) (13)		—	259,938	23,380	—%
		Warrants - 5,591 warrants (5) (13)	3/30/2028	—	310,802	27,955	—%
				871,784	1,415,676	923,119
Vision Solutions, Inc.	High Tech Industries	Senior Secured Second Lien Term Loan LIBOR + 7.250%, 1.000% Floor, 0.75%	4/23/2029	5,000,000	4,950,000	4,962,500	0.9%
				5,000,000	4,950,000	4,962,500
VOYA CLO 2015-2, LTD.	Multi-Sector Holdings	Subordinated Notes 2.759% effective yield (5) (8) (9) (10)	7/19/2028	10,735,659	5,091,271	3,785,393	0.7%
				10,735,659	5,091,271	3,785,393
VOYA CLO 2016-2, LTD.	Multi-Sector Holdings	Subordinated Notes 4.334% effective yield (5) (8) (9) (10)	7/19/2028	11,088,290	6,653,707	5,007,472	0.9%
				11,088,290	6,653,707	5,007,472
Walker Edison Furniture Company LLC	Consumer Goods: Durable	Common Units - 2,000 units (5) (13)		—	—	12,197,487	2.2%
				—	—	12,197,487
Watermill-QMC Midco, Inc.	Automotive	Equity - 1.62% partnership interest (5) (13)		—	902,277	—	—%
				—	902,277	—
Wawona Delaware Holdings, LLC	Beverage & Food	Senior Secured First Lien Term Loan LIBOR + 4.750% (4) (5)	9/11/2026	45,050	42,957	42,122	—%
				45,050	42,957	42,122
West Dermatology, LLC	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loan LIBOR + 7.500%, 1.000% Floor (4) (5) (11)	2/11/2025	723,038	731,502	743,290	0.1%
		Revolving Credit Facility LIBOR + 6.000%, 1.000% Floor, 0.75% PIK (4) (5)	2/11/2025	1,662,538	1,662,538	1,619,478	0.3%
		Senior Secured First Lien Term Loan LIBOR + 6.000%, 1.000% Floor, 0.750% PIK (4) (5) (11)	2/11/2025	4,730,249	4,727,780	4,609,628	0.8%
				7,115,825	7,121,820	6,972,396
Wok Holdings Inc.	Retail	Senior Secured First Lien Term Loan LIBOR + 6.250% (5) (7)	3/1/2026	48,875	34,174	48,171	—%
				48,875	34,174	48,171

Total non-controlled/non-affiliated investments					$512,940,700	$497,021,783	89.7%

Company(1)(2)	Industry	Type of Investment	Maturity	Par Amount	Cost	Fair Value	% of Net Assets(3)
Controlled/affiliated investments –	24.3%
1888 Industrial Services, LLC	Energy: Oil & Gas	Revolving Credit Facility LIBOR + 5.000%, 1.000% Floor (4) (5) (11)	9/30/2021	1,243,924	1,243,924	1,243,924	0.2%
		Senior Secured First Lien Term Loan LIBOR + 5.000%, 1.000% Floor (5) (6) (7)	9/30/2021	431,176	431,176	431,176	0.1%
		Senior Secured First Lien Term Loan LIBOR + 5.000%, 1.000% Floor, PIK (4) (5) (6)	9/30/2021	3,642,176	3,315,574	—	—%
		Senior Secured First Lien Term Loan LIBOR + 8.000%, 1.000% Floor, PIK (4) (5) (6)	9/30/2021	9,711,916	6,816,029	—	—%
		Units - 6,122.765 units (5) (9) (13)		—	—	—	—%
				15,029,192	11,806,703	1,675,100
Black Angus Steakhouses, LLC	Hotel, Gaming & Leisure	Senior Secured First Lien Term Loan LIBOR + 9.000%, 1.000% Floor, PIK (4) (5) (6)	6/30/2022	22,681,178	20,457,589	9,072,471	1.6%
		Senior Secured First Lien Term Loan LIBOR + 9.000%, 1.000% Floor (4) (5)	6/30/2022	1,897,321	1,897,321	1,897,321	0.3%
		Senior Secured First Lien Term Loan LIBOR + 9.000%, 1.000% Floor (5) (7) (11)	6/30/2022	3,750,000	3,750,000	3,750,000	0.7%
		Equity - 44.60% of outstanding equity (5) (9) (13)		—	—	—	—%
				28,328,499	26,104,910	14,719,792
Caddo Investors Holdings 1 LLC	Forest Products & Paper	Equity - 12.250% LLC Interest (5) (16)		—	5,072,149	6,797,899	1.2%
				—	5,072,149	6,797,899
Charming Charlie LLC	Retail	Senior Secured First Lien Delayed Draw Term Loan 20.000% (6) (12)	5/28/2022	769,967	769,968	396,225	0.1%
		Senior Secured First Lien Term Loan LIBOR + 10.000%, 1.000% Floor (4) (6)	4/24/2023	7,590,773	5,859,128	—	—%
		Senior Secured First Lien Term Loan 20.000% (6) (12)	5/15/2022	138,517	138,517	71,281	—%
		Common Stock - 34,923,249 shares (9) (13)		—	—	—	—%
				8,499,257	6,767,613	467,506
Dynamic Energy Services International LLC	Energy: Oil & Gas	Senior Secured First Lien Term Loan 13.500% PIK (4) (5) (6)	12/31/2021	7,546,368	4,449,025	—	—%
		Common Units - 6,500,000 shares (5) (13)		—	—	—	—%
				7,546,368	4,449,025	—
Kemmerer Operations, LLC	Metals & Mining	Senior Secured First Lien Term Loan 15.000% PIK (5)	6/21/2023	2,294,047	2,294,047	2,294,047	0.4%
		Senior Secured First Lien Delayed Draw Term Loan 15.000% PIK (5) (11)	6/21/2023	288,614	288,614	288,614	0.1%
		Common Units - 6.7797 units (5) (13)		—	962,718	962,760	0.2%
				2,582,661	3,545,379	3,545,421
MCM 500 East Pratt Holdings, LLC	Banking, Finance, Insurance & Real Estate	Equity - 5,000,000 units (9) (13)		—	5,000,000	6,425,000	1.2%
				—	5,000,000	6,425,000
MCM Capital Office Park Holdings LLC	Banking, Finance, Insurance & Real Estate	Equity - 7,500,000 units (9) (13)		—	7,500,000	14,918,505	2.7%
				—	7,500,000	14,918,505
Sierra Senior Loan Strategy JV I LLC	Multi-Sector Holdings	Equity - 89.01% ownership of SIC Senior Loan Strategy JV I LLC (5) (9) (16)		—	110,050,000	85,775,721	15.5%
				—	110,050,000	85,775,721

Total controlled/affiliated investments(15)					$180,295,779	$134,324,944	24.3%

Total investments					$693,236,479	$631,346,727	114.0%

Money Market Fund - 32.5%
Federated Institutional Prime Obligations Fund		Money Market 0.010% (17)		$6,419,651	$6,419,651	$6,419,651	1.2%
State Street Institutional Liquid Reserves Fund		Money Market 0.050% (17)		14,095,548	14,099,419	14,096,958	2.5%
Total money market fund				$20,515,199	$20,519,070	$20,516,609	3.7%

(1)	All of the Company's investments are domiciled in the United States except for AMMC CLO 22, Limited Series 2018-22A, AMMC CLO 23, Ltd. Series 2020-23A, Apidos CLO XXIV, Series 2016-24A, Dryden 43 Senior Loan Fund, Series 2016-43A, Dryden 49 Senior Loan Fund, 2017-49A, Magnetite XIX, Limited, Sound Point CLO XX, Ltd., VOYA CLO 2016-2, LTD., and VOYA CLO 2015-2, LTD., which are all domiciled in the Cayman Islands. All foreign investments were denominated in US Dollars.
(2)	Unless otherwise indicated, all securities are valued using significant unobservable inputs, which are categorized as Level 3 assets under the definition of ASC 820 fair value hierarchy.
(3)	Percentage is based on net assets of $553,830,487 as of June 30, 2021.
(4)	The interest rate on these loans is subject to a base rate plus 3 Month "3M" LIBOR, which at June 30, 2021 was 0.15%. The interest rate is subject to a minimum LIBOR floor.
(5)	An affiliated fund that is managed by an affiliate of SIC Advisors LLC also holds an investment in this security.
(6)	The investment was on non-accrual status as of June 30, 2021.
(7)	The interest rate on these loans is subject to a base rate plus 1 Month "1M" LIBOR, which at June 30, 2021 was 0.10%. The interest rate is subject to a minimum LIBOR floor.
(8)

Securities are exempt from registration under Rule 144A of the Securities Act of 1933. These securities represent a fair value of $54,568,511 or 9.9% of net assets as of June 30, 2021 and are considered restricted securities.

(9)	The investment is not a qualifying asset under Section 55 of the Investment Company Act of 1940 (the "1940 Act"). Non-qualifying assets represent 25.6% of the Company's portfolio at fair value.
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

(11)	The investment has an unfunded commitment as of June 30, 2021. For further details see Note 10. Fair value includes an analysis of the unfunded commitment.
(12)	The investment is past due as of June 30, 2021
(13)	Security is non-income producing.
(14)	The interest rate on these loans is subject to a base rate plus 6 month "6M" LIBOR, which at June 30, 2021, 2021 was 0.16%. The interest rate is subject to a minimum LIBOR floor.
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

SIERRA INCOME CORPORATION

Notes to Consolidated Financial Statements

June 30, 2021

(unaudited)

Note 1. Organization

Sierra Income Corporation (the “Company”) was incorporated under the general corporation laws of the State of Maryland on June 13, 2011 and formally commenced operations on April 17, 2012. The Company is an externally managed, non-diversified closed-end management investment company that has elected to be treated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the "1940 Act"). The Company is externally managed by SIC Advisors LLC (“SIC Advisors”), an investment adviser registered with the Securities and Exchange Commission (the “SEC”) under the Investment Advisers Act of 1940, as amended (the “Advisers Act”). SIC Advisors is a wholly owned subsidiary of Medley LLC, which is controlled by Medley Management Inc., an asset management firm ("MDLY"), which in turn is controlled by Medley Group LLC, an entity wholly-owned by the senior professionals of Medley LLC. The term “Medley” refers to the collective activities of Medley Capital LLC, Medley LLC, MDLY, Medley Group LLC, SIC Advisors, associated investment funds and their respective affiliates. The Company has elected, and intends to qualify annually, to be treated for U.S. federal income tax purposes as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”). The Company’s fiscal year-end is December 31.

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

The Company holds debt investments that contain a payment-in-kind ("PIK") interest provision. PIK interest, which represents contractually deferred interest added to the investment balance that is generally due at maturity, is recorded on an accrual basis to the extent such amounts are expected to be collected. PIK interest is not accrued if the Company does not expect the issuer to be able to pay all principal and interest when due. For the three and six months ended June 30, 2021, the Company earned PIK interest of $640,280 and $1,170,910, respectively. For the three and six months ended June 30, 2020, the Company earned PIK interest of $588,472 and $1,240,280, respectively.

Investment transactions are accounted for on a trade-date basis. Realized gains or losses on investments are measured by the difference between the net proceeds from the disposition and the amortized cost basis of investment, without regard to unrealized gains or losses previously recognized. For the three and six months ended June 30, 2021, the Company did not recognize any realized gains or losses related to certain non-cash restructuring transactions. For the three and six months ended June 30, 2020, the Company did not recognize any realized gains or losses related to certain non-cash restructuring transactions. The Company reports changes in fair value of investments that are measured at fair value as a component of the net change in unrealized appreciation/(depreciation) on investments in the Consolidated Statements of Operations.

Management reviews all loans that become 90 days or more past due on principal and interest or when there is reasonable doubt that principal or interest will be collected for possible placement on management's designation of non-accrual status. Accrued interest is generally reserved when a loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment regarding collectability. Loans on non-accrual status are restored to accrual status when past due principal and interest is paid and, in management’s judgment, are likely to remain current, although the Company may make exceptions to this general rule if the loan has sufficient collateral value and is in the process of collection. As of June 30, 2021, certain investments in eleven portfolio companies were on non-accrual status with a combined cost of $81,560,703, or 11.8% of the cost of the Company's portfolio, and a combined fair value of $31,438,283, or 5.0% of the fair value of the Company's portfolio. As of December 31, 2020, certain investments in twelve portfolio companies were on non-accrual status with a combined cost of $83,537,754, or 11.9% of the cost of the Company's portfolio, and a combined fair value of $30,649,219, or 5.1% of the fair value of the Company's portfolio.

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

The Taxable Subsidiaries accrue income taxes payable based on the applicable corporate rates on the unrealized gains generated by the investments held by the Taxable Subsidiaries. As of June 30, 2021 and December 31, 2020, the Company recorded a deferred tax liability of $4,214,716 and $2,390,596, respectively, on the Consolidated Statements of Assets and Liabilities. The change in deferred tax liabilities is included as a component of net realized and unrealized gain/(loss) on investments on the Consolidated Statements of Operations.

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

The Company accounts for income taxes in conformity with ASC Topic 740 - Income Taxes (“ASC 740”). ASC 740 provides guidelines for how uncertain tax positions should be recognized, measured, presented and disclosed in financial statements. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions deemed to meet the “more-likely-than-not” threshold would be recorded as a tax benefit or expense in the current period. The Company recognizes interest and penalties, if any, related to unrecognized tax benefits as income tax expense in the Consolidated Statements of Operations. There were no interest or penalties due to material uncertain income tax positions at June 30, 2021 and December 31, 2020.

As of June 30, 2021, for U.S. federal income tax purposes, the aggregate gross unrealized appreciation and the aggregate gross unrealized depreciation are $36,055,498 and $85,276,644, respectively. As of June 30, 2021, net unrealized depreciation is $49,221,146 based on a tax basis cost of $680,567,873.

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

Note 3. Investments

The following table shows the amortized cost and the fair value of the Company’s portfolio investments as of June 30, 2021:

	Amortized Cost	Percentage	Fair Value	Percentage
Senior secured first lien term loans	$391,803,346	56.5%	$340,020,040	53.9%
Senior secured second lien term loans	89,818,435	13.0	88,498,230	14.0
Subordinated notes	60,457,435	8.7	54,568,511	8.6
Sierra Senior Loan Strategy JV I LLC	110,050,000	15.9	85,775,721	13.6
Equity/warrants	41,107,263	5.9	62,484,225	9.9
Total	$693,236,479	100.0%	$631,346,727	100.0%

The following table shows the amortized cost and the fair value of the Company’s portfolio investments as of December 31, 2020:

	Amortized Cost	Percentage	Fair Value	Percentage
Senior secured first lien term loans	$369,385,810	52.7%	$315,490,601	52.3%
Senior secured first lien notes	8,473,750	1.2	8,548,755	1.4
Senior secured second lien term loans	103,081,287	14.7	93,794,917	15.5
Subordinated notes	65,561,840	9.4	50,039,500	8.3
Sierra Senior Loan Strategy JV I LLC	110,050,000	15.7	81,788,964	13.5
Equity/warrants	44,451,252	6.3	54,323,743	9.0
Total	$701,003,939	100.0%	$603,986,480	100.0%

The following table shows the amortized cost and fair value of the Company’s portfolio investments by industry classification as of June 30, 2021:

Industry Classification	Amortized Cost	Percentage	Fair Value	Percentage
Multi-Sector Holdings	$169,631,708	24.5%	$140,344,232	22.2%
High Tech Industries	88,071,141	12.7	88,996,742	14.1
Services: Business	67,002,170	9.7	66,688,199	10.6
Healthcare & Pharmaceuticals	59,028,667	8.5	48,320,180	7.6
Construction & Building	49,492,098	7.1	46,427,176	7.3
Consumer Goods: Durable	20,137,444	2.9	32,699,525	5.2
Aerospace & Defense	34,388,965	5.0	31,921,162	5.0
Banking, Finance, Insurance & Real Estate	18,509,706	2.7	27,403,505	4.3
Automotive	27,866,568	4.0	26,424,424	4.2
Hotel, Gaming & Leisure	36,945,037	5.3	24,765,792	3.9
Environmental Industries	12,031,568	1.7	21,568,052	3.4
Containers, Packaging & Glass	16,931,649	2.4	16,950,627	2.7
Services: Consumer	9,704,227	1.4	9,937,562	1.6
Chemicals, Plastics & Rubber	10,047,621	1.5	9,275,302	1.5
Forest Products & Paper	6,395,222	0.9	8,100,597	1.3
Media: Diversified & Production	15,412,995	2.2	7,531,034	1.2
Transportation: Cargo	6,448,180	0.9	6,451,966	1.0
Transportation: Consumer	6,853,763	1.0	5,425,489	0.9
Metals & Mining	3,545,379	0.5	3,545,421	0.6
Retail	9,793,881	1.4	2,976,677	0.5
Capital Equipment	2,459,249	0.4	2,454,024	0.4
Energy: Oil & Gas	20,813,748	3.0	1,707,715	0.3
Wholesale	1,682,536	0.3	1,389,202	0.2
Beverage & Food	42,957	0.0	42,122	0.0
Total	$693,236,479	100.0%	$631,346,727	100.0%

The following table shows the amortized cost and fair value of the Company’s portfolio investments by industry classification as of December 31, 2020:

Industry Classification	Amortized Cost	Percentage	Fair Value	Percentage
Multi-Sector Holdings	$174,660,001	24.9%	$131,792,864	21.8%
Services: Business	79,260,551	11.3	73,716,395	12.2
High Tech Industries	75,519,344	10.8	71,792,022	11.9
Healthcare & Pharmaceuticals	68,599,968	9.8	58,275,198	9.6
Consumer Goods: Durable	32,045,028	4.6	41,016,292	6.8
Construction & Building	42,928,750	6.1	38,356,358	6.4
Banking, Finance, Insurance & Real Estate	27,848,664	4.0	37,620,161	6.2
Aerospace & Defense	33,558,896	4.8	29,723,725	4.9
Hotel, Gaming & Leisure	36,326,705	5.2	24,013,769	4.0
Automotive	18,886,756	2.7	17,404,476	2.9
Containers, Packaging & Glass	15,206,840	2.2	15,120,424	2.5
Environmental Industries	5,041,430	0.7	10,052,691	1.7
Services: Consumer	9,700,000	1.4	9,725,000	1.6
Chemicals, Plastics & Rubber	10,060,861	1.4	9,063,498	1.5
Forest Products & Paper	6,477,887	0.9	7,770,704	1.3
Media: Diversified & Production	15,474,145	2.2	6,780,000	1.1
Transportation: Cargo	6,877,294	1.0	6,770,781	1.1
Transportation: Consumer	7,975,416	1.1	6,068,082	1.0
Metals & Mining	3,492,436	0.5	3,492,479	0.6
Energy: Oil & Gas	20,868,832	3.0	2,625,018	0.4
Wholesale	2,212,919	0.3	1,746,044	0.3
Retail	7,934,347	1.1	1,012,358	0.2
Beverage & Food	46,869	0.0	48,141	0.0
Total	$701,003,939	100.0%	$603,986,480	100.0%

The following table shows the composition of the Company’s portfolio investments by geography classification at fair value as of June 30, 2021 and December 31, 2020:

	June 30, 2021		December 31, 2020
Geography	Fair Value	Percentage	Fair Value	Percentage
United States	$576,778,216	91.4%	$553,982,580	91.7%
Cayman Islands	54,568,511	8.6	50,003,900	8.3
Total	$631,346,727	100.0%	$603,986,480	100.0%

Transactions with Controlled/Affiliated Companies

During the six months ended June 30, 2021 and 2020, the Company had investments in portfolio companies designated as controlled/affiliated investments under the 1940 Act. Transactions with controlled/affiliated investments were as follows:

			Purchases/	Transfers	Net change in
		Fair Value at	(Sales)	In/(Out)	unrealized
		December 31,	of	of	appreciation/	Realized	Fair Value at	Income
Name of Investment(2)	Type of Investment	2020	Investments	Investments	(depreciation)	Gain/(Loss)	June 30, 2021	Earned
1888 Industrial Services, LLC	Revolving Credit Facility	$1,243,924	$—	$—	$—	$—	$1,243,924	$38,474
	Senior Secured First Lien Term Loan	431,176	(6,467)	—	-27,460	33,927	431,176	—
	Senior Secured First Lien Term Loan	—	—	—	—	—	—	—
	Senior Secured First Lien Term Loan	—	—	—	—	—	—	—
	Membership Units	—	—	—	—	—	—	—
Access Media Holdings, LLC	Senior Secured First Lien Term Loan	—	(127,680)	—	—	127,680	—	—
Black Angus Steakhouses, LLC	Senior Secured First Lien Term Loan	1,897,321	—	—	—	—	1,897,321	130,393
	Senior Secured First Lien Term Loan	9,060,892	—	—	11,579	—	9,072,471	—
	Senior Secured First Lien Term Loan	3,055,556	694,444	—	—	—	3,750,000	181,775
	Equity	—	—	—	—	—	—	—
Caddo Investors Holdings 1 LLC	Equity	6,366,372	—	—	431,527	—	6,797,899	—
Charming Charlie LLC	Senior Secured First Lien Term Loan	—	—	—	—	—	—	—
	Senior Secured First Lien Term Loan	—	—	—	—	—	—	—
	Senior Secured First Lien Term Loan	71,281	—	—	—	—	71,281	—
	Senior Secured First Lien Term Loan	396,225	—	—	—	—	396,225	—
	Common Stock	—	—	—	—	—	—	—
Dynamic Energy Services International LLC	Revolving Credit Facility	—	—	—	—	—	—	—
	Senior Secured First Lien Term Loan	493,470	—	—	(493,470)	—	—	—
	Equity	—	—	—	—	—	—	—
Kemmerer Operations, LLC	Senior Secured First Lien Term Loan	2,130,353	163,694	—	—	—	2,294,047	163,761
	Senior Secured First Lien Delayed Draw Term Loan	399,366	(110,752)	—	—	—	288,614	24,796
	Equity	962,760	—	—	—	—	962,760	—
MCM 500 East Pratt Holdings, LLC	Equity	7,350,000	—	—	(925,000)	—	6,425,000	382,197
MCM Capital Office Park Holdings LLC	Equity	15,525,000	—	—	(606,495)	—	14,918,505	437,698
Sierra Senior Loan Strategy JV I LLC(1)	Equity	81,788,964	—	—	3,986,757	—	85,775,721	2,522,112
TwentyEighty, Inc.	Common Units	—	(37,764)	—	—	37,764	—	—
Total		$131,172,660	$575,475	$—	$2,377,438	$199,371	$134,324,944	$3,881,206

		Fair Value	Purchases/	Transfers	Net change in
		at	(Sales)	In/(Out)	unrealized		Fair Value
		December 31,	of	of	appreciation/	Realized	at	Income
Name of Investment(2)	Type of Investment	2019	Investments	Investments	(depreciation)	Gain/(Loss)	June 30, 2020	Earned
1888 Industrial Services, LLC	Revolving Credit Facility	$1,183,094	$41,570	$—	$—	$—	$1,224,664	$41,341
	Senior Secured First Lien Term Loan	3,315,574	—	—	(3,315,574)	—	—	—
	Senior Secured First Lien Term Loan	2,113,617	—	—	(2,113,617)	—	—	—
	Senior Secured First Lien Term Loan	416,940	—	—	(8,573)	—	408,367	—
	Senior Secured First Lien Term Loan	79,986	2,731	—	—	—	82,717	2,731
	Senior Secured First Lien Term Loan	288,300	9,844	—	—	—	298,144	9,892
	Membership Units	—	—	—	—	—	—	—
Access Media Holdings, LLC	Senior Secured First Lien Term Loan	2,251,418	—	—	(830,428)	—	1,420,990	—
	Common Stock	—	—	—	—	—	—	—
	Preferred Equity	—	—	—	—	—	—	—
	Preferred Equity	—	—	—	—	—	—	—
	Preferred Equity	(88,200)	—	—	—	—	(88,200)	—
Caddo Investors Holdings 1 LLC	Equity	5,765,253	4,882	—	284,165	—	6,054,300	—
Charming Charlie LLC	Senior Secured First Lien Term Loan	—	—	—	—	—	—	—
	Senior Secured First Lien Term Loan	—	—	—	—	—	—	—
	Senior Secured First Lien Term Loan	112,981	(12,125)	—	(29,575)	—	71,281	6,437
	Senior Secured First Lien Term Loan	628,025	(67,400)	—	(164,400)	—	396,225	35,782
	Common Stock	—	—	—	—	—	—	—
Dynamic Energy Services International LLC	Revolving Credit Facility	—	—	—			—	—
	Senior Secured First Lien Term Loan	692,431	—	—	(232,479)	—	459,952	—
	Equity	—	—	—	—	—	—	—
Kemmerer Operations, LLC	Senior Secured First Lien Term Loan	461,035	35,625	—	—	—	496,660	35,640
	Senior Secured First Lien Delayed Draw Term Loan	1,834,227	141,733	—	—	—	1,975,960	141,792
	Equity	962,760	—	—	—	—	962,760	—
MCM 500 East Pratt Holdings, LLC	Equity	7,350,000	—	—	—	—	7,350,000	94,677
MCM Capital Office Park Holdings LLC	Equity	11,775,000	—	—	2,850,000	—	14,625,000	279,480
Sierra Senior Loan Strategy JV I LLC(1)	Equity	68,434,389	13,625,000	—	(18,252,508)	—	63,806,881	1,400,000
TwentyEighty, Inc.	Equity	644,597	(232,392)	—	(255,341)	232,392	389,256	—
Total		$108,221,427	$13,549,468	$—	$(22,068,330)	$232,392	$99,934,957	$2,047,772

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

(2)	The par amount and additional detail are shown in the consolidated schedule of investments

Purchases/(sales) of investments in controlled/affiliated investments are included in the purchases and sales presented on the Consolidated Statements of Cash Flows for the six months ended June 30, 2021 and 2020. Transfers in/(out) of controlled/affiliated represents the fair value for the month an investment became or was removed as a controlled/affiliates investment. Income received from controlled/affiliated investments is included in total investment income on the Consolidated Statements of Operations for the six months ended June 30, 2021 and 2020.

In connection with certain of the Company’s investments, the Company receives warrants that are obtained for the objective of increasing the total investment returns and are not held for hedging purposes. As of June 30, 2021 and December 31, 2020, the total fair value of warrants were $27,955 and $13,195, respectively, and were included in investments at fair value on the Consolidated Statements of Assets and Liabilities. Total realized and change in unrealized gains (losses) related to warrants for the three and six months ended June 30, 2021 were $5,591 and $14,760. Total realized and change in unrealized gains (losses) related to warrants for the three and six months ended June 30, 2020 were $0 and $(21,469). The Company receives warrants in connection with individual investments and are not subject to master netting arrangements.

As of June 30, 2021, the Company held loans it has made directly to 68 investee companies with aggregate principal amounts of $575.7 million. As of December 31, 2020, the Company held loans it has made directly to 67 investee companies with aggregate principal amounts of $541.1 million. During the three and six months ended June 30, 2021, the Company made 10 loans to investee companies with aggregate principal amounts of $43.3 million. During the three and six months ended June 30, 2020, the Company made 19 and 31 loans to investee companies with aggregate principal amounts of $33.2 million and $68.3 million, respectively.

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

As of June 30, 2021 and December 31, 2020, Sierra JV had total capital commitments of $124.6 million, with the Company providing $110.1 million and GALIC providing $14.5 million. As of June 30, 2021 and December 31, 2020, approximately $124.5 million was funded relating to these commitments of which $110.1 million was from the Company. The Company does not have the right to withdraw any of their respective capital commitment, unless in connection with a transfer of its membership interests. The Company may transfer full membership interests as long as it is approved by all members and transferred in a transaction exempt from the registration requirements of the Securities Act or applicable state securities laws.

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

The JV Facility ended its reinvestment period on April 18, 2021 and has entered its amortization period. The first scheduled amortization payment occurs on April 18, 2022 with subsequent payments required every six months until the final amortization payment that is set to occur at maturity on April 18, 2024.

The JV Facility is secured substantially by all of Sierra JV's assets, subject to certain exclusions set forth in the JV Facility. As of June 30, 2021 and December 31, 2020, there was $112.2 and $124.7 million outstanding under the JV Facility, respectively.

The following table shows a summary of Sierra JV's portfolio as of June 30, 2021 and December 31, 2020:

	June 30, 2021	December 31, 2020
	(unaudited)
Senior secured loans(1)	$204,261,125	$210,175,007
Weighted average current interest rate on senior secured loans(2)	5.95%	6.05%
Number of borrowers in the Sierra JV	51	52
Investments at fair value	$195,243,830	$196,605,878
Largest loan to a single borrower(1)	$10,480,144	$10,595,716
Total of five largest loans to borrowers(1)	$35,749,272	$38,163,663

(1)	At par value.
(2)	Computed as the (a) annual stated interest rate on accruing senior secured loans, divided by (b) total senior secured loans at principal amount.

The following is a list of the individual investments in Sierra JV's portfolio as of June 30, 2021 (unaudited):

Company	Industry	Type of Investment	Maturity	Par Amount	Cost	Fair Value(1)
4Over International, LLC	Media: Advertising, Printing & Publishing	Senior Secured First Lien Term Loan (LIBOR + 6.00%, 1.00% LIBOR Floor) (2)	6/7/2022	$10,480,144	$10,480,144	$9,969,761
ADB Acquisition, LLC	Services: Business	Senior Secured First Lien Term Loan (LIBOR + 6.25%) (4)	12/18/2025	2,968,750	2,902,410	2,925,406
Brook & Whittle Holding Corp.	Containers, Packaging and Glass	Senior Secured First Lien Term Loan (LIBOR + 7.00%, 1.00% LIBOR Floor) (4)	10/17/2024	4,975,000	4,975,000	4,975,000
Callaway Golf Company	Consumer Goods: Durable	Senior Secured First Lien Term Loan (LIBOR + 4.35%) (2)	1/2/2026	1,498,158	1,479,704	1,506,099
Cambrex Corporation	Services: Business	Senior Secured First Lien Term Loan (LIBOR + 5.00%, 1.00% LIBOR Floor) (2)	12/4/2026	3,980,000	3,961,955	3,986,368
Cardenas Markets LLC	Retail	Senior Secured First Lien Term Loan (LIBOR + 5.75%, 1.00% LIBOR Floor) (2)	11/29/2023	6,000,000	5,940,577	5,913,000
CHA Consulting, Inc.	Construction & Building	Senior Secured First Lien Term Loan (LIBOR + 4.50%, 1.00% LIBOR Floor) (4)	4/10/2025	1,330,106	1,326,541	1,313,613
CHA Consulting, Inc.	Construction & Building	Senior Secured First Lien Term Loan (LIBOR + 4.50%, 1.00% LIBOR Floor) (4)	4/10/2025	588,000	588,000	580,709
Covenant Surgical Partners, Inc.	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loan (LIBOR + 4.00%) (2)(6)	7/1/2026	5,913,154	5,877,974	5,832,143
CT Technologies Intermediate Holdings, Inc.	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loan (LIBOR + 5.00%, 1.00% LIBOR Floor) (2)	12/16/2025	4,987,500	4,976,425	4,996,976
Envision Healthcare Corporation	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loan (LIBOR + 3.75%) (2)	10/10/2025	1,930,563	1,889,983	1,653,913
GC EOS Buyer, Inc.	Automotive	Senior Secured First Lien Term Loan (LIBOR + 4.50%, 1.00% LIBOR Floor) (3)	8/1/2025	3,384,188	3,352,800	3,357,115
Glass Mountain Pipeline Holdings, LLC	Energy: Oil & Gas	Senior Secured First Lien Term Loan (LIBOR + 4.50%, 1.00% LIBOR Floor) (5)(8)	12/23/2024	4,813,313	4,736,990	1,371,794
Golden West Packaging Group LLC	Forest Products & Paper	Senior Secured First Lien Term Loan (LIBOR + 5.75%, 1.00% LIBOR Floor) (2)	6/20/2023	3,819,896	3,819,896	3,761,070
High Ridge Brands Co.	Consumer Goods: Non-Durable	Senior Secured First Lien Term Loan (9.25% Base Rate) (8)	6/30/2022	2,266,515	1,896,732	367,669
Infogroup, Inc.	Services: Business	Senior Secured First Lien Term Loan (LIBOR + 5.00%, 1.00% LIBOR Floor) (4)	4/3/2023	4,787,500	4,773,362	4,512,219
Intermediate LLC	High Tech Industries	Senior Secured First Lien Term Loan (LIBOR + 4.00%, 1.00% LIBOR Floor) (4)	7/1/2026	2,701,875	2,689,434	2,650,810
Isagenix International, LLC	Wholesale	Senior Secured First Lien Term Loan (LIBOR + 5.75%, 1.00% LIBOR Floor) (4)	6/16/2025	2,482,804	2,474,846	2,016,037
Ivanti Software, Inc.	High Tech Industries	Senior Secured First Lien Term Loan (LIBOR + 4.75%, 1.00% LIBOR Floor) (4)	12/1/2027	4,987,500	4,918,702	4,975,530

Company	Industry	Type of Investment	Maturity	Par Amount	Cost	Fair Value(2)
IXS Holdings, Inc.	Automotive	Senior Secured First Lien Term Loan (LIBOR + 5.00%, 0.75% LIBOR Floor) (4)	3/5/2027	2,961,554	2,937,458	2,967,181
Keystone Acquisition Corp.	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loan (LIBOR + 5.25%, 1.00% LIBOR Floor) (4)	5/1/2024	6,052,651	6,006,271	5,946,730
KNB Holdings Corporation	Consumer Goods: Durable	Senior Secured First Lien Term Loan (LIBOR + 5.50%, 1.00% LIBOR Floor) (4)	4/26/2024	4,647,025	4,609,477	4,182,322
Liaison Acquisition, LLC	High Tech Industries	Senior Secured First Lien Term Loan (LIBOR + 4.25%, 1.00% LIBOR Floor) (4)	12/20/2026	4,412,825	4,402,392	4,412,825
LifeMiles Ltd.	Services: Consumer	Senior Secured First Lien Term Loan (LIBOR + 5.50%, 1.00% LIBOR Floor) (2)	8/18/2022	3,776,128	3,771,452	3,731,947
Logmein, Inc.	Services: Business	Senior Secured First Lien Term Loan (LIBOR + 3.75%, 1.00% LIBOR Floor) (2)	5/4/2026	2,992,500	2,936,736	2,987,712
Mileage Plus Holdings, LLC	Transportation: Consumer	Senior Secured First Lien Term Loan (LIBOR + 5.25%, 1.00% LIBOR Floor) (2)	6/21/2027	5,098,181	5,093,886	5,301,089
NGS US Finco, LLC	Capital Equipment	Senior Secured First Lien Term Loan (LIBOR + 4.25%, 1.00% LIBOR Floor) (2)	10/1/2025	2,920,723	2,912,707	2,850,918
NGS US Finco, LLC	Capital Equipment	Senior Secured First Lien Term Loan (LIBOR + 5.25%, 1.00% LIBOR Floor) (2)	10/1/2025	2,487,500	2,443,132	2,465,113
Northern Star Industries, Inc.	Capital Equipment	Senior Secured First Lien Term Loan (LIBOR + 4.75%, 1.00% LIBOR Floor) (5)	3/28/2025	4,111,875	4,100,828	4,053,486
NorthStar Group Services, Inc.	Environmental Industries	Senior Secured First Lien Term Loan (LIBOR + 5.50%, 1.00% LIBOR Floor) (4)	11/12/2026	4,937,500	4,870,164	4,980,950
Offen, Inc.	Transportation: Cargo	Senior Secured First Lien Term Loan (LIBOR + 5.00%, 1.00% LIBOR Floor) (4)	6/22/2026	4,920,442	4,894,810	4,889,935
Patriot Rail Company LLC	Transportation: Cargo	Senior Secured First Lien Term Loan (LIBOR + 5.25%, 1.00% LIBOR Floor) (4)	10/19/2026	1,728,125	1,701,902	1,736,766
PetroChoice Holdings, Inc.	Chemicals, Plastics and Rubber	Senior Secured First Lien Term Loan (LIBOR + 5.00%, 1.00% LIBOR Floor) (2)	8/19/2022	6,716,101	6,705,709	6,409,847
Plaskolite PPC Intermediate II LLC	Chemicals, Plastics and Rubber	Senior Secured First Lien Term Loan (LIBOR + 4.25%, 1.00% LIBOR Floor) (4)	12/15/2025	3,168,933	3,132,749	3,180,341
Port Townsend Holdings Company, Inc.	Forest Products & Paper	Senior Secured First Lien Term Loan (LIBOR + 4.75%, 1.00% LIBOR Floor) (2)(6)	4/3/2024	3,302,122	3,288,523	2,977,523
PT Network, LLC	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loan (LIBOR + 5.50%, 1.00% LIBOR Floor, 2.00% PIK) (5)(9)	11/30/2023	4,520,632	4,378,888	4,472,261
PT Network, LLC	Healthcare & Pharmaceuticals	Class C Common Stock (7)		1	—	—
PVHC Holding Corp	Containers, Packaging and Glass	Senior Secured First Lien Term Loan (LIBOR + 4.75%, 1.00% LIBOR Floor) (4)	8/2/2024	1,937,485	1,932,431	1,875,873
Quartz Holding Company	High Tech Industries	Senior Secured First Lien Term Loan (LIBOR + 4.00%, 1.00% LIBOR Floor) (2)	4/2/2026	944,244	942,954	938,767
RB Media, Inc.	Media: Diversified & Production	Senior Secured First Lien Term Loan (LIBOR + 4.25%, 1.00% LIBOR Floor) (2)	8/29/2025	5,632,559	5,601,188	5,632,559
Resolute Investment Managers, Inc.	Banking, Finance, Insurance & Real Estate	Senior Secured First Lien Term Loan (LIBOR + 8.00%, 1.00% LIBOR Floor) (4)	4/30/2025	2,000,000	1,991,416	2,020,000

Company	Industry	Type of Investment	Maturity	Par Amount	Cost	Fair Value(2)
Salient CRGT Inc.	High Tech Industries	Senior Secured First Lien Term Loan (LIBOR + 6.50%, 1.00% LIBOR Floor) (2)	2/28/2022	4,096,726	4,085,732	4,055,759
Sierra Enterprises, LLC	Beverage & Food	Senior Secured First Lien Term Loan (LIBOR + 4.00%, 1.00% LIBOR Floor) (2)	11/11/2024	3,849,366	3,843,407	3,801,249
Simplified Logistics, LLC	Services: Business	Senior Secured First Lien Term Loan (LIBOR + 6.50%, 1.00% LIBOR Floor) (4)	2/27/2022	3,430,000	3,379,732	3,406,333
Skillsoft Corporation	Services: Business	Senior Secured First Lien Term Loan (LIBOR + 6.50%, 1.00% LIBOR Floor) (4)	12/27/2024	1,050,246	1,050,246	1,050,246
Syniverse Holdings, Inc.	High Tech Industries	Senior Secured First Lien Term Loan (LIBOR + 5.00%, 1.00% LIBOR Floor) (2)	3/9/2023	2,890,354	2,880,528	2,860,872
TEAM Services Group	Services: Consumer	Senior Secured First Lien Term Loan (LIBOR + 5.00%, 1.00% LIBOR Floor) (5)	12/20/2027	4,987,500	4,849,060	4,962,563
The Octave Music Group, Inc.	Media: Diversified & Production	Senior Secured First Lien Term Loan (LIBOR + 5.25%, 1.00% LIBOR Floor, 0.75% PIK) (4)(9)	5/29/2025	5,793,103	5,749,807	5,648,276
Thermacell Repellents	Consumer Goods: Durable	Senior Secured First Lien Term Loan (LIBOR + 5.00%, 1.00% LIBOR Floor) (3)	12/4/2026	4,988,525	4,942,148	4,938,640
Veregy Consolidated	Environmental Industries	Senior Secured First Lien Term Loan (LIBOR + 6.00%, 1.00% LIBOR Floor) (4)	11/3/2027	3,980,000	3,871,557	3,984,378
Vision Solutions, Inc.	High Tech Industries	Senior Secured First Lien Term Loan (LIBOR + 4.25%, 0.75% LIBOR Floor) (2)	4/24/2028	5,750,000	5,721,816	5,722,975
Wawona Delaware Holdings, LLC	Beverage & Food	Senior Secured First Lien Term Loan (LIBOR + 4.75%) (4)	9/11/2026	860,362	853,952	804,438
Wok Holdings Inc.	Hotels, Gaming & Leisure	Senior Secured First Lien Term Loan (LIBOR + 6.25%) (2)	3/1/2026	6,500,375	6,463,826	6,406,770
Wrench Group LLC	Services: Consumer	Senior Secured First Lien Term Loan (LIBOR + 4.00%, 1.00% LIBOR Floor) (4)	4/30/2026	2,920,495	2,901,290	2,921,956
Total				$204,261,125	$202,309,650	$195,243,830

(1) All securities are valued using significant unobservable inputs, which are categorized as Level 3 assets under the definition of ASC 820 fair value hierarchy.

(2) The interest rate on these loans is subject to a base rate plus 1 Month ("1M") LIBOR, which at June 30, 2021 was 0.10%. As the interest rate is subject to a minimum LIBOR floor, the prevailing rate in effect at June 30, 2021 was the Base rate plus the LIBOR floor or 1M LIBOR.

(3) The interest rate on these loans is subject to a base rate plus 2 Month ("2M") LIBOR, which at June 30, 2021 was 0.13%. As the interest rate is subject to a minimum LIBOR floor, the prevailing rate in effect at June 30, 2021 was the Base rate plus the LIBOR floor or 2M LIBOR.

(4) The interest rate on these loans is subject to a base rate plus 1 Month ("3M") LIBOR, which at June 30, 2021 was 0.15%. As the interest rate is subject to a minimum LIBOR floor, the prevailing rate in effect at June 30, 2021 was the Base rate plus the LIBOR floor or 3M LIBOR.

(5) The interest rate on these loans is subject to a base rate plus 6 Month ("6M") LIBOR, which at June 30, 2021 was 0.16%. As the interest rate is subject to a minimum LIBOR floor, the prevailing rate in effect at June 30, 2021 was the Base rate plus the LIBOR floor or 6M LIBOR.

(6) Includes an analysis of the value of any unfunded loan commitments.

(7) Security is non-income producing.

(8) The investment was on non-accrual status as of June 30, 2021.

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

Below is certain summarized financial information for the Sierra JV as of June 30, 2021 and December 31, 2020 and for the three and six months ended June 30, 2021 and 2020.

	June 30, 2021	December 31, 2020
	(unaudited)
Selected Consolidated Statement of Assets and Liabilities Information:
Investments in loans at fair value (cost: of $202,309,650 and $208,071,345, respectively)	$195,243,830	$196,605,878
Cash and cash equivalents	10,982,299	17,130,001
Other assets	893,786	1,173,707
Total assets	$207,119,915	$214,909,586

Senior credit facility payable (net of deferred financing costs of $2,132,491 and $2,639,540, respectively)	110,020,329	122,063,405
Other liabilities	326,466	526,233
Interest payable	390,621	432,351
Total liabilities	110,737,416	123,021,989
Members’ capital	96,382,499	91,887,597
Total liabilities and members' capital	$207,119,915	$214,909,586

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Selected Consolidated Statement of Operations Information:
Total investment income	$3,205,125	$3,681,476	$6,651,007	$8,134,188
Total expenses	(1,810,084)	(2,547,948)	(3,812,394)	(5,558,944)
Net change in unrealized appreciation/(depreciation) of investments	602,303	15,919,611	4,399,648	(12,297,864)
Net realized gain/(loss) on investments	60,606	(10,758,378)	90,163	(10,750,864)
Net income/(loss)	$2,057,950	$6,294,761	$7,328,424	$(20,473,484)

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

After performing the investment and income analysis for the six months ended June 30, 2021, excluding Sierra JV, the Company determined that no portfolio company would be deemed to be a significant subsidiary pursuant to Rules 3-09 and 4-08(g) of Regulation S-X.

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

The following table presents the fair value measurements of the Company’s total investments, by major class according to the fair value hierarchy, as of June 30, 2021:

Type of Investment	Level 1	Level 2	Level 3	Total
Asset
Senior secured first lien term loans	$—	$—	$340,020,040	$340,020,040
Senior secured second lien term loans	—	—	88,498,230	88,498,230
Subordinated notes	—	—	54,568,511	54,568,511
Equity/warrants	—	—	55,686,326	55,686,326
Total	$—	$—	$538,773,107	538,773,107
Investments measured at net asset value(1)				92,573,620
Total Investments, at fair value				$631,346,727

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

The following table provides a reconciliation of the beginning and ending balances for total investments that use Level 3 inputs for the six months ended June 30, 2021:

	Senior	Senior	Senior
	Secured	Secured	Secured
	First Lien	First Lien	Second Lien
	Term Loans	Notes	Term Loans	Subordinated Notes	Equity/Warrants	Total
Balance, December 31, 2020	$315,490,601	$8,548,755	$93,794,917	$50,039,500	$47,190,227	$515,064,000
Purchases	61,326,896	—	7,723,713	5,092,500	7,824,964	81,968,073
Sales	(40,361,837)	(8,561,250)	(17,880,327)	(9,690,424)	(5,595,739)	(82,089,577)
Transfers in	—	—	—	—	—	—
Transfers out	—	—	—	—	—	—
Amortization of discount/(premium)	240,969	—	50,173	—	—	291,142
Paid-in-kind interest income	850,523	—	320,387	—	—	1,170,910
Net realized gains/(losses)	346,434	87,500	(3,476,799)	(506,482)	(5,118,140)	(8,667,487)
Net change in unrealized appreciation/(depreciation)	2,126,454	(75,005)	7,966,166	9,633,417	11,385,014	31,036,046
Balance, June 30, 2021	$340,020,040	$—	$88,498,230	$54,568,511	$55,686,326	$538,773,107
Change in net unrealized appreciation/ (depreciation) in investments held as of June 30, 2021	$1,957,700	$—	$3,155,108	$8,739,862	$6,335,852	$20,188,522

Transfers between levels of the fair value hierarchy are reported at the beginning of the reporting period in which they occur. During the six months ended June 30, 2021, the Company recorded no transfers from Level 3 to Level 2 and no transfers from Level 2 to Level 3. The Company recorded no other transfers between levels.

The following table provides a reconciliation of the beginning and ending balances for total investments that use Level 3 inputs for the six months ended June 30, 2020:

	Senior	Senior	Senior
	Secured	Secured	Secured
	First Lien	First Lien	Second Lien
	Term Loans	Notes	Term Loans	Subordinated Notes	Equity/Warrants	Total
Balance, December 31, 2019	$328,816,197	$14,354,825	$122,817,885	$63,021,420	$38,521,450	$567,531,777
Purchases	40,242,750	—	2,509,139	—	110,283	42,862,172
Sales	(22,536,083)	(2,115,625)	(20,137,262)	(2,948,249)	(601,371)	(48,338,590)
Transfers in	—	—	—	—	—	—
Transfers out	—	—	—	—	—	—
Amortization of discount/(premium)	578,476	—	(410,364)	—	—	168,112
Paid-in-kind interest income	1,221,714	—	—	—	18,566	1,240,280
Net realized gains/(losses)	(1,588,561)	(5,130,000)	(488,073)	—	(822,525)	(8,029,159)
Net change in unrealized appreciation/(depreciation)	(34,598,594)	545,514	(13,724,221)	(17,756,640)	(3,044,076)	(68,578,017)
Balance, June 30, 2020	$312,135,899	$7,654,714	$90,567,104	$42,316,531	$34,182,327	$486,856,575
Change in net unrealized appreciation/(depreciation) in investments held as of June 30, 2020	$(35,900,472)	$(317,286)	$(16,809,037)	$(17,756,640)	$(3,055,047)	$(73,838,482)

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

The following table presents the quantitative information about Level 3 fair value measurements of the Company’s total investments, as of June 30, 2021:

Type of Investment	Fair Value	Valuation techniques	Unobservable input(1)	Range (weighted average)
Senior Secured First Lien Term Loans	$257,370,718	Income Approach (DCF)	Market Yield	5.36% - 50.94% (7.84%)
Senior Secured First Lien Term Loans	50,936,438	Market Approach (Guideline Comparable)/ Enterprise Value Analysis	EBITDA Multiple	0.80x - 7.50x (5.20x)
			Expected Proceeds	$86.30 $115.00 ($100.65)
			Revenue Multiple	6.00x - 7.00x (6.50x)
Senior Secured First Lien Term Loans	31,712,884	Recent Arms-Length Transaction	Recent Arms-Length Transaction	N/A
Senior Secured Second Lien Term Loans	79,586,433	Income Approach (DCF)	Market Yield	8.68% - 14.33% (10.83%)
			Discount Rate	21.50% - 21.50% (21.50%)
Senior Secured Second Lien Term Loans	8,911,797	Market Approach (Guideline Comparable)	EBITDA Multiple	6.50x - 7.50x (7.00x)
Subordinated Notes	—	Market Approach (Guideline Comparable)	EBITDA Multiple	4.50x - 5.50x (5.00x)
Subordinated Notes	54,568,511	Income Approach (DCF)	Discount Rate	7.58% - 19.00% (15.64%)
			Projected Default rates	2.00% - 2.00% (2.00%)
			Recovery Rates	60.00% - 65.00% (62.50%)
			Reinvestment Rates	99.50% - 99.50% (99.50%)
			Prepayment Rates	20.00% - 20.00% (20.00%)
Subordinated Notes	—	Recent Arms-Length Transaction	Recent Arms-Length Transaction	N/A
Equity	18,828	Recent Arms-Length Transaction	Recent Arms-Length Transaction	N/A
Equity	55,667,498	Market Approach (Guideline Comparable)/Income Approach (DCF)/ Enterprise Value Analysis	EBITDA Multiple	2.00x - 11.50x (9.84x)
			Capitalization Rate	6.75% - 9.00% (8.20%)
			Revenue Multiple	0.50x - 1.00x (0.83x)
			Enterprise Value	$1,200.00 - $1,300.00 ($1,250.00)
			Discount Rate	19.00% - 21.00% (20.00%)
Total	$538,773,107

(1)	Represents the method used when the Company has determined that market participants would use such inputs when measuring the fair value of these investments.

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

Note 5. Borrowings

The following table shows the Company's outstanding debt as of June 30, 2021 and December 31, 2020:

	June 30, 2021			December 31, 2020
	Total	Balance	Unused	Total	Balance	Unused
	Commitment	Outstanding	Commitment	Commitment	Outstanding	Commitment
Alpine Credit Facility	124,200,000	124,200,000	—	180,000,000	145,000,000	35,000,000
Total before deferred financing costs	124,200,000	124,200,000	—	180,000,000	145,000,000	35,000,000
Unamortized deferred financing costs	—	—	—	—	(659,266)	—
Total borrowings outstanding, net of deferred financing costs	$124,200,000	$124,200,000	$—	$180,000,000	$144,340,734	$35,000,000

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

The following table shows additional information about the interest and financing costs related to the ING Credit Facility for the three and six months ended June 30, 2021 and 2020:

	For the Three Months Ended		For the Six Months Ended
	June 30, (unaudited)		June 30, (unaudited)
	2021	2020	2021	2020
Interest expense related to the ING Credit Facility	$—	$532,770	$—	$1,711,249
Financing expenses related to the ING Credit Facility	—	850,374	—	1,093,766
Total interest and financing expenses related to the ING Credit Facility	$—	$1,383,144	$—	$2,805,015
Weighted average outstanding debt balance of the ING Credit Facility	$—	$57,883,812	$—	$72,825,883
Weighted average interest rate of the ING Credit Facility (annualized)	N/A	3.7%	0.0%	4.6%

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

On November 18, 2020, Alpine entered into Amendment No.1 to the Loan Agreement to, among other things, (i) extend the reinvestment period from December 29, 2020 to May 18, 2021, (ii) increase the applicable margin for advances from 2.85% to 3.10% per annum, (iii) reduce the amount of maximum borrowings in an aggregate principal amount from $300,000,000 to $180,000,000 on a committed basis, (iv) require the Company to maintain a minimum a cash balance of $20,000,000 in Alpine, and (v) decrease the compliance condition for net advances from 55% to 52.5% of net asset value. The maturity date under the Loan Agreement did not change and therefore any amounts borrowed, as well as all accrued and unpaid interest thereunder, will be due and payable on March 29, 2022. In connection with the Amendment, the Company repaid $35,000,000 of the outstanding balance under the Loan Agreement on November 18, 2020, reducing the outstanding balance from $180,000,000 to $145,000,000. The Alpine Credit Facility ended its reinvestment period on May 18, 2021 and has entered its amortization period. As of June 30, 2021 and December 31, 2020, Alpine’s borrowings under the Alpine Credit Facility totaled $124,200,000 and $145,000,000, respectively, and were recorded as part of revolving credit facilities payable on our Consolidated Statements of Assets and Liabilities.

The Alpine Credit Facility provided for borrowings in an aggregate principal amount up to $180,000,000 on a committed basis. Borrowings outstanding under the Alpine Credit Facility are subject to compliance with a NAV coverage ratio with respect to the current value of Alpine’s portfolio and various portfolio criteria must be satisfied.

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

As of June 30, 2021 and December 31, 2020, the carrying amount of the Company’s borrowings under the Alpine Credit Facility approximated the fair value of the Company’s debt obligation. The fair value of the Company’s debt obligation is determined in accordance with ASC 820, which defines fair value in terms of the price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The fair value of the Company’s borrowings under the Alpine Credit Facility is estimated based upon market interest rates of the Company’s borrowings or entities with similar credit risk, adjusted for nonperformance risk, if any. As of June 30, 2021 and December 31, 2020, certain unobservable inputs used to value the Alpine Credit Facility would be deemed to be Level 3, as defined in Note 4.

As of December 31, 2020, the financing costs of $659,266 related to the Alpine Credit Facility were capitalized and amortized over the respective term. The following table shows additional information about the interest and financing costs related to the Alpine Credit Facility for the three and six months ended June 30, 2021 and 2020:

	For the Three Months Ended		For the Six Months Ended
	June 30, (unaudited)		June 30, (unaudited)
	2021	2020	2021	2020
Interest expense related to the Alpine Credit Facility	$1,168,413	$1,827,672	$2,425,516	$4,451,565
Financing expenses related to the Alpine Credit Facility	229,310	244,124	659,266	486,023
Total Interest and financing expenses related to the Alpine Credit Facility	$1,397,723	$2,071,796	$3,084,782	$4,937,588
Weighted average outstanding debt balance of the Alpine Credit Facility	$138,600,000	$180,000,000	$141,782,320	$194,175,824
Weighted average interest rate of the Alpine Credit Facility (annualized)	3.3%	4.0%	3.4%	4.5%

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

The base management fee is calculated at an annual rate of 1.75% of the Company’s gross assets payable quarterly in arrears. For purposes of calculating the base management fee, the term “gross assets” includes any assets acquired with the proceeds of leverage. For the first quarter of the Company’s operations, the base management fee was calculated based on the initial value of the Company’s gross assets. Subsequently, the base management fee is calculated based on the gross assets at the end of each completed calendar quarter. Base management fees for any partial quarter are appropriately pro-rated. For the three and six months ended June 30, 2021, the Company recorded an expense for base management fees of $3,025,363 and $6,091,760, respectively. For the three and six months ended June 30, 2020, the Company recorded an expense for base management fees of $2,944,745 and $6,196,196, respectively. As of June 30, 2021 and December 31, 2020, the Company recorded a base management fee payable of $3,025,363 and $2,967,857, respectively.

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

For the three and six months ended June 30, 2021 and 2020 the Company recorded no incentive fees. As of June 30, 2021 and December 31, 2020, the Company recorded no incentive fees payable.

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

For the three and six months ended June 30, 2021 and 2020, the Company recorded no capital gains incentive fees. As of June 30, 2021 and December 31, 2020, the Company recorded no capital gains incentive fees payable.

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

On February 28, 2013, Medley Capital LLC entered into a Sub-Administration Agreement with State Street Bank Global Fund Accounting and Custody to perform certain financial, accounting, administrative and other services on behalf of the Company. For the three and six months ended June 30, 2021, the Company recorded administrator expenses of $582,279 and $1,225,899, respectively. For the three and six months ended June 30, 2020, the Company recorded administrator expenses of $669,025 and $1,390,657, respectively. As of June 30, 2021 and December 31, 2020, the Company had administrator fees payable of $549,544 and $401,260, respectively.

Note 7. Related Party Transactions

We have entered into an Investment Advisory Agreement with SIC Advisors in which our senior management holds an equity interest and are party to the Incentive Fee Waiver Agreement with SIC Advisors (as described and for the periods set forth in Note 6). Members of our senior management also serve as principals of other investment managers affiliated with SIC Advisors that do, and may in the future, manage investment funds, accounts or other investment vehicles with investment objectives similar to ours.

We have entered into an Administration Agreement with Medley Capital LLC, pursuant to which Medley Capital LLC furnishes us with administrative services necessary to conduct our day-to-day operations. Medley Capital LLC is reimbursed for administrative expenses it incurs on our behalf. We do not reimburse Medley Capital LLC for any services for which it receives a separate fee or for rent, depreciation, utilities, capital equipment or other administrative items allocated to a controlling person of Medley Capital LLC. Medley Capital LLC is an affiliate of SIC Advisors. In addition, we entered in the Expense Limitation Agreement with Medley Capital LLC (as described and for the period set forth in Note 6).

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

Opportunities for co-investments may arise when SIC Advisors or an affiliated adviser becomes aware of investment opportunities that may be appropriate for the Company and other clients or affiliated funds. The Company obtained an exemptive order from the SEC on November 25, 2013 (the “Prior Exemptive Order”). On March 29, 2017, the Company, SIC Advisors and certain other affiliated funds and investment advisers received an exemptive order (the "Exemptive Order") that supersedes the Prior Exemptive Order and allows affiliated registered investment companies to participate in co-investment transactions with us that would otherwise have been prohibited under Section 17(d) and 57(a)(4) and Rule 17d-1. On October 4, 2017, the Company, SIC Advisors and certain of our affiliates received an exemptive order that supersedes the Exemptive Order (the “Current Exemptive Order”) and allows, in addition to the entities already covered by the Exemptive Order, Medley LLC and its subsidiary, Medley Capital LLC, to the extent they hold financial assets in a principal capacity, and any direct or indirect, wholly- or majority-owned subsidiary of Medley LLC that is formed in the future, to participate in co-investment transactions with us that would otherwise be prohibited by either or both of Sections 17(d) and 57(a)(4) of the 1940 Act. Co-investment under the Current Exemptive Order is subject to certain conditions therein, including the condition that, in the case of each co-investment transaction, the board of directors determines that it would be in the Company’s best interest to participate in the transaction. However, neither we nor the affiliated funds are obligated to invest or co-invest when investment opportunities are referred to us or them. See the footnotes to the consolidated schedule of investments as of  June 30, 2021 and December 31, 2020 for disclosures regarding securities also held by affiliated funds.

Note 8. Directors Fees

For the three and six months ended June 30, 2021, the Company recorded directors' fees expenses in General and Administrative expenses on the Consolidated Statement of Operations of $343,326 and 686,826, respectively. For the three and six months ended June 30, 2020, the Company recorded directors' fees expenses in General and Administrative expenses on the Consolidated Statement of Operations of $271,250 and 539,375, respectively.

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

The following table sets forth the computation of the weighted average basic and diluted net increase in net assets per share from operations for the three and six months ended June 30, 2021 and 2020:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Net increase/(decrease) in net assets from operations	$18,412,851	$8,676,902	$37,251,098	$110,564,104
Weighted average common shares outstanding	102,380,357	102,856,314	102,575,026	102,785,734
Weighted average basic and diluted earnings/(loss) per common share	$0.18	$0.08	$0.36	$(1.08)

Note 10. Commitments

As of June 30, 2021 and December 31, 2020, the Company had $22,785,759 and $17,393,369, respectively, of unfunded commitments under loan and financing agreements. These amounts are primarily composed of commitments for senior secured term loans, revolvers, and additional capital contributions for the Sierra JV. The unrealized gain or loss associated with unfunded commitments is recorded in the financial statements and reflected as an adjustment to the valuation of the related security in the Consolidated Schedule of Investments. The par amount of the unfunded commitments are not recognized by the Company until the commitment is funded.

	As of
	June 30, 2021	December 31, 2020
1888 Industrial Services, LLC	$376,856	$376,856
Alpine SG, LLC	1,000,000	—
Black Angus Steakhouses, LLC	416,667	1,111,111
DataOnline Corp.	321,429	321,429
Isola USA Corp.	1,138,277	1,138,277
Kemmerer Operations LLC	908,475	908,475
Lifestyle Intermediate II, LLC	1,833,333	—
RA Outdoors, LLC	1,234,568	—
Redwood Services Group, LLC	—	2,587,500
RTIC Subsidiary Holdings, LLC	3,174,603	3,174,603
SFP Holdings, Inc.	3,000,000	3,081,900
Simplified Logistics, LLC	3,533,333	—
Thermacell Repellents, Inc.	1,155,000	—
West Dermatology, LLC	4,693,218	4,693,218
Total Commitments	$22,785,759	$17,393,369

Note 11. Fee Income

Fee income consists of origination fees, amendment fees, prepayment fees, administrative agent fees and other miscellaneous fees. Origination fees, prepayment fees, amendment fees, and other similar fees are non-recurring fee sources. Such fees are received on a transaction by transaction basis and do not constitute a regular stream of income. The following table shows the Company’s fee income for the three and six months ended June 30, 2021 and 2020:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Origination fees	$229,613	$79,957	$425,549	$162,336
Amendment fees	175,264	218,588	309,034	235,431
Administrative agent fees	4,847	7,213	17,819	22,513
Other fees	—	7,177	14,080	14,353
Fee income	$409,724	$312,935	$766,482	$434,633

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

For the six months ended June 30, 2021, the Company distributed a total of $6,155,065, of which $4,112,488 was in cash and $2,042,577 was in the form of common stock associated with the DRIP. For the six months ended June 30, 2020, the Company distributed a total of $10,707,406, of which $6,864,275, was in cash and $3,843,131 was in the form of common stock issued under the DRIP.

The following table reflects the cash distributions per share that the Company has declared or paid to its stockholders during 2021 and 2020. Stockholders of record as of each respective record date were entitled to receive the distribution.

Record Date	Payment Date	Amount per share
January 30, 2020	January 31, 2020	$0.03500
February 27, 2020	February 28, 2020	0.03500
March 30, 2020	March 31, 2020	0.03500
October 29, 2020	October 30, 2020	0.01000
November 27, 2020	November 30, 2020	0.01000
December 30, 2020	December 31, 2020	0.01000
January 28, 2021	January 29, 2021	0.01000
February 25, 2021	February 26, 2021	0.01000
March 30, 2021	March 31, 2021	0.01000
April 29, 2021	April 30, 2021	0.01000
May 28, 2021	May 31, 2021	0.01000
June 29, 2021	June 30, 2021	0.01000

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

Share Repurchase Program

In June 2013, the Company commenced a share repurchase program pursuant to which it conducted quarterly share repurchases of up to 2.5% of the weighted average number of outstanding shares of its common stock in the prior four calendar quarters or 10% of the weighted average number of outstanding shares in the prior 12-month period. In connection with the previously proposed mergers of the Company, MDLY, and Medley Capital Corporation, the Company suspended the Share Repurchase Program. The purpose of the share repurchase program was to allow stockholders to sell their shares back to the Company at a price equal to the most recently disclosed NAV per share of the Company's common stock immediately prior to the date of repurchase. Shares were purchased from stockholders participating in the program on a pro-rata basis. Unless the Company's board of directors determined otherwise, the number of shares repurchased during any calendar year were limited to the proceeds received in association with the sale of shares of common stock under the DRIP.

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

In addition, on April 28, 2021, our board of directors authorized a share repurchase program, pursuant to which the Company intends to conduct quarterly share repurchases, beginning in the second quarter of 2021, of the lesser of: (i) the number of shares of common stock, par value $0.0001 per share, that the Company can purchase with the proceeds received under the DRIP from the prior quarter; or (ii) 2.5% of the weighted average number of shares outstanding in the prior four calendar quarters (the “Share Repurchase Program”). Notwithstanding the foregoing, in connection with the first share repurchase offer for the quarter ending June 30, 2021, the Company intends to repurchase the number of shares that the Company can purchase with the proceeds received under the DRIP from the prior two quarters. The purpose of the Share Repurchase Program is to allow stockholders to sell their shares back to the Company at a price equal to the most recently disclosed net asset value per share of the Company’s common stock immediately prior to the date of such share repurchase. Shares will be purchased from stockholders participating in the Share Repurchase Program on a pro rata basis. The Share Repurchase Program may be suspended, extended, modified or discontinued by our board of directors at any time.

During the three and six months ended June 30, 2021, the Company repurchased 962,031 and 964,482 shares of certain shareholders pursuant to the Share Repurchase Program and due to death or disability, respectively. During the three and six months ended June 30, 2020, the Company repurchased 34,086 and 158,947 shares of certain shareholders due to death or disability, respectively.

Note 13. Financial Highlights

The following is a schedule of financial highlights of the Company for the six months ended June 30, 2021 and 2020:

	2021	2020
Per Share Data:(1)
Net asset value at beginning of period	$5.12	$5.78
Net investment income/(loss)	0.08	(0.14)
Net realized gains/(losses) on investments	(0.04)	(0.08)
Net unrealized appreciation/(depreciation) on investments	0.32	(0.86)
Net increase/(decrease) in net assets	$0.36	$(1.08)
Distributions declared from net investment income(2)	(0.06)	(0.11)
Total distributions to shareholders	$(0.06)	$(0.11)
Net asset value at end of period	$5.43	$4.60
Total return based on net asset value(4)(5)	7.26%	(18.91)%
Portfolio turnover rate(5)	12.90%	10.61%
Shares outstanding at end of period	102,080,498	102,833,465
Net assets at end of period	$553,830,487	$472,758,920
Ratio/Supplemental Data (annualized):
Ratio of net investment income/(loss) to average net assets	3.00%	(5.63)%
Ratio of net expenses (including incentive fees) to average net assets	7.02%	14.86%
Ratio of incentive fees to average net assets (5)	—%	—%
Supplemental Data (annualized):
Asset coverage ratio per unit(6)	$5,459	$3,440
Percentage of non-recurring fee income	5.61%	3.62%
Ratio of net expenses (excluding incentive fees) to average net assets	7.02%	14.86%
Ratio of interest and financing related expenses to average net assets (7)	1.15%	3.13%
Total Debt Outstanding:(8)(9)
Revolving Credit Facility	$124,200,000	$193,813,072

(1)

The per share data was derived by using the weighted average shares outstanding during the six months ended June 30, 2021 and 2020, which were 102,575,026 and 102,785,734 respectively. Table may not foot due to rounding.

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
(6)

Asset coverage per unit is the ratio of the carrying value of the Company's total consolidated assets for regulatory purposes, less all liabilities and indebtedness not represented by senior securities to the aggregate amount of Senior Securities representing indebtedness. Asset coverage per unit is expressed in terms of dollars per $1,000 of indebtedness. As of June 30, 2021 and 2020, the Company's Asset Coverage Per Unit including unfunded commitments was $4,613 and $3,123, respectively.

(7)	Represents the impact of non-recurring fees over total investment income.
(8)	Total amount of each class of senior securities outstanding at the end of the period excluding debt issuance costs.
(9)	Average market value per unit is not applicable as these classes of securities are not registered for public trading.

Note 14. Subsequent Events

Management has evaluated subsequent events through the date of issuance of the consolidated financial statements included herein. There have been no subsequent events that occurred during such period that would require disclosure in this Form 10-Q or would be required to be recognized in the consolidated financial statements as of and for the six months ended June 30, 2021, except as disclosed below.

On July 27, 2021, our board of directors declared a series of monthly distributions for July, August and September 2021 in the amount of $0.01 per share. Stockholders of record as of each respective monthly record date will be entitled to receive the distribution. Below are the details for each respective distribution:

Record Date	Payment Date	Amount per share
July 29, 2021	July 30, 2021	$0.01
August 30, 2021	August 31, 2021	0.01
September 29, 2021	September 30, 2021	0.01

As previously reported, on March 7, 2021, Medley LLC, the parent of the Company’s investment adviser and administrator, commenced a voluntary case (the “Chapter 11 Case”) under chapter 11 of title 11 of the United States Code in the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”). The Chapter 11 Case is captioned In re Medley LLC, No, 21-10526 (KBO) (Bankr. D. Del. Mar. 7, 2021).

In connection with the Chapter 11 Case, on August 11, 2021 the Company entered into a commitment letter (the “Commitment Letter”) among the Company, Medley LLC, Medley Capital LLC, and SIC Advisors, pursuant to which the Company has agreed to contribute $2.1 million, subject to certain conditions, to an employee compensation and retention plan (the “Compensation Plan”) to be established by Medley Capital LLC.  The Compensation Plan is an element of a Term Sheet dated July 21, 2021 (the “Term Sheet”) filed by Medley LLC with the Bankruptcy Court as Docket No. 276 in the Chapter 11 Case.

Pursuant to the Commitment Letter, the Company’s contribution is to be made in three equal installments of $700,000 in September 2021, December 2021, and January 2022, and the contributions are to be used solely to fund payments to employees of Medley Capital LLC under the Compensation Plan. To the extent any such employee forfeits a compensation payment to which he or she would otherwise be entitled or is obligated to return a payment received, the Company is entitled to recoup the amount in its sole discretion.

The Company’s obligations under the Commitment Letter are subject to review and approval of definitive documents relating to the Compensation Plan, conditionally approved by the Bankruptcy Court for purposes of solicitation of votes, in form and substance consistent with the Compensation Plan included as an exhibit to the Term Sheet.

The Company may terminate the Commitment Letter by written notice to Medley LLC, Medley Capital LLC, and SIC Advisors upon the occurrence of certain events, including, but not limited to, the entry by the Bankruptcy Court of an order materially inconsistent with the Term Sheet; the failure by the Bankruptcy Court to have entered an appropriate order by November 30, 2021; or the failure by SIC Advisors to comply with any covenant or agreement in the Investment Advisory Agreement dated April 5, 2012 between SIC Advisors and the Company.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with our financial statements and related notes and other financial information appearing elsewhere in this annual report on Form 10-K.

Except as otherwise specified, references to “we,” “us,” “our,” or the “Company,” refers to Sierra Income Corporation. “SIC Advisors” or “Adviser” refers to SIC Advisors LLC, our investment adviser. SIC Advisors is a wholly owned subsidiary of Medley LLC, which is controlled by Medley Management Inc., an asset management firm ("MDLY"), which in turn is controlled by Medley Group LLC, an entity wholly-owned by the senior professionals of Medley LLC. “Medley” refers, collectively, to the activities and operations of Medley Capital LLC, Medley LLC, Medley Management Inc., Medley Group LLC, SIC Advisors, associated investment funds and their respective affiliates.

Some of the statements in this quarterly report on Form 10-Q constitute forward-looking statements, which relate to future events or our performance or financial condition. The forward-looking statements contained in this quarterly report on Form 10-Q involve risks and uncertainties, including, but not limited to, statements as to:

•	our future operating results;
•	our business prospects and the prospects of our portfolio companies;
•	changes in laws and regulations, changes in political, economic or industry conditions, and changes in the interest rate environment or other conditions affecting the financial and capital markets, including with respect to changes resulting from or in response to, or potentially even the absence of changes as a result of, the impact of the COVID-19 pandemic;
•	risks associated with possible disruptions in our operations or the economy generally including the current economic downturn as a result of the impact of the COVID-19 pandemic;
•	the risk that, if the current period of capital markets disruption and instability continues for an extended period of time, that our stockholders may not receive distributions, if any, or at historical levels and that a portion of our distribution in the future may be a return of capital;
•	the effect of investments that we expect to make;
•	our contractual arrangements and relationships with third parties;
•	actual and potential conflicts of interest with SIC Advisors and its affiliates;
•	the dependence of our future success on the general economy and its effect on the industries in which we invest;
•	the ability of our portfolio companies to achieve their objectives;
•	the use of borrowed money to finance a portion of our investments;
•	the adequacy of our financing sources and working capital;
•	the timing of cash flows, if any, from the operations of our portfolio companies;
•	the ability of SIC Advisors to locate suitable investments for us and to monitor and administer our investments;
•	the ability of SIC Advisors and its affiliates to attract and retain highly talented professionals;
•	our ability to maintain our qualification as a RIC and as a BDC;
•	the effect of changes in laws or regulations affecting our operations; and
•	uncertainties associated with the impact from the COVID-19 pandemic, including: its impact on the global and U.S. capital markets, and the global and U.S. economy; the length and full duration of the COVID-19 outbreak in the United States as well as worldwide and the magnitude of the economic impact of that outbreak; the effect of the COVID-19 pandemic on our business prospects and the operational and financial performance of our portfolio companies, including our and their ability to achieve their respective objectives; the effect of the disruptions caused by the COVID-19 pandemic on our ability to continue to effectively manage our business and our use of borrowed money to finance a portion of our investments

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

We have been closely monitoring, and will continue to monitor, the COVID-19 pandemic and its impact on all aspects of our business, including how it will impact our portfolio companies, employees, due diligence and underwriting processes, and financial markets. In addition, as a result of the adverse effects of the COVID-19 pandemic and the related disruption and financial distress, certain portfolio companies may seek to modify their loans from us, which could reduce the amount or extend the time for payment of principal, reduce the rate or extend the time of payment of interest, and/or increase the amount of PIK interest we receive with respect to such investment, among other things. The effects of the COVID-19 pandemic have also impeded, and may continue to impede, the ability of certain of our portfolio companies to raise additional capital and/or pursue asset sales or otherwise execute strategic transactions, which could have a material adverse effect on the valuation of our investments in such companies. Portfolio companies operating in certain industries may be more susceptible to these risks than other portfolio companies in other industries in light of the effects of the COVID-19 pandemic. Given the rapid development and fluidity of this situation, we cannot estimate the long-term impact of COVID-19 on our business, future results of operations, financial position or cash flows at this time. Further, the operational and financial performance of the portfolio companies in which we make investments may be significantly impacted by COVID-19, which may in turn impact the valuation of our investments. We believe our portfolio companies have taken, and continue to take, immediate actions to effectively and efficiently respond to the challenges posed by COVID-19 and related orders imposed by state and local governments, including developing liquidity plans supported by internal cash reserves, and shareholder support. The extent to which our operations may be impacted by the COVID-19 pandemic will depend largely on future developments, which are highly uncertain and cannot be accurately predicted, including guidance from U.S. and international authorities, including federal, state and local public health authorities. Furthermore, the impacts of a potential worsening of global economic conditions and the continued disruptions to and volatility in the financial markets remain unknown. COVID-19 presents material uncertainty and risks with respect to the underlying value of the Company’s portfolio companies, the Company’s business, financial condition, results of operations and cash flows, such as the potential negative impact to financing arrangements, increased costs of operations, changes in law and/or regulation, and uncertainty regarding government and regulatory policy.

We have evaluated subsequent events from June 30, 2021 through the filing date of this quarterly report on Form 10-Q. However, as the discussion in this Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations relates to the Company’s financial statements for the quarterly period ended June 30, 2021, the analysis contained herein may not fully account for impacts relating to the COVID-19 pandemic. In that regard, for example, as of June 30, 2021, the Company valued its portfolio investments in conformity with U.S. GAAP based on the facts and circumstances known by the Company at that time, or reasonably expected to be known at that time. Due to the overall volatility that the COVID-19 pandemic has caused during the time that followed our June 30, 2021 valuation, any valuations conducted now or in the future in conformity with U.S. GAAP could result in a lower fair value of our portfolio. The impact to our results going forward will depend to a large extent on future developments and new information that may emerge regarding the duration of COVID-19 and the actions taken by authorities and other entities to contain the coronavirus or treat its impact, all of which are beyond our control. Accordingly, the Company cannot predict the extent to which its financial condition and results of operations will be affected at this time.

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

Portfolio and Investment Activity

The following table shows the amortized cost and the fair value of our investment portfolio as of June 30, 2021:

	Amortized Cost	Percentage	Fair Value	Percentage
Senior secured first lien term loans	$391,803,346	56.5%	$340,020,040	53.9%
Senior secured second lien term loans	89,818,435	13.0	88,498,230	14.0
Subordinated notes	60,457,435	8.7	54,568,511	8.6
Sierra Senior Loan Strategy JV I LLC	110,050,000	15.9	85,775,721	13.6
Equity/warrants	41,107,263	5.9	62,484,225	9.9
Total	$693,236,479	100.0%	$631,346,727	100.0%

As of June 30, 2021, our income-bearing investment portfolio, which represented 86.7% of our total portfolio, had a weighted average yield based upon the cost of our investment portfolio of 7.8%, and 2.3% of our income-bearing portfolio bore interest based on fixed rates, while 97.7% of our income-bearing portfolio bore interest at floating rates, such as LIBOR.

As of June 30, 2021, the Company held loans it has made directly to 68 investee companies with aggregate principal amounts of $575.7 million. As of December 31, 2020, the Company held loans it has made directly to 67 investee companies with aggregate principal amounts of $541.1 million. During the three and six months ended June 30, 2021, the Company made 10 and 36 loans to investee companies, respectively, with aggregate principal amounts of $43.3 million and $81.8 million, respectively. During the three and six months ended June 30, 2020, the Company made 19 and 31 loans to investee companies, respectively, with aggregate principal amounts of $33.2 million and $68.3 million, respectively.

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

The following table shows weighted average current yield to maturity based on fair value as of June 30, 2021 and December 31, 2020:

	June 30, 2021		December 31, 2020
		Weighted		Weighted
		Average		Average
	Percentage	Current	Percentage	Current
	of Total	Yield for Total	of Total	Yield for Total
	Investments	Investments(1)	Investments	Investments(1)
Senior secured first lien term loans	53.9%	8.5%	52.7%	9.3%
Senior secured first lien notes	—	—	1.2	11.0%
Senior secured second lien term loans	14.0	11.1%	14.7	10.9%
Subordinated notes	8.6	10.2%	9.4	8.8%
Sierra Senior Loan Strategy JV I LLC	13.6	8.4%	15.7	9.0%
Equity/warrants	9.9	12.5%	6.3	6.0%
Total	100.0%	9.1%	100.0%	9.5%

(1)	The weighted average current yield for total investments does not represent the total return to our stockholders.

The following table shows the portfolio composition by industry classification based on fair value as of June 30, 2021:

Industry Classification	Amortized Cost	Percentage	Fair Value	Percentage
Multi-Sector Holdings	$169,631,708	24.5%	$140,344,232	22.2%
High Tech Industries	88,071,141	12.7	88,996,742	14.1
Services: Business	67,002,170	9.7	66,688,199	10.6
Healthcare & Pharmaceuticals	59,028,667	8.5	48,320,180	7.6
Construction & Building	49,492,098	7.1	46,427,176	7.3
Consumer Goods: Durable	20,137,444	2.9	32,699,525	5.2
Aerospace & Defense	34,388,965	5.0	31,921,162	5.0
Banking, Finance, Insurance & Real Estate	18,509,706	2.7	27,403,505	4.3
Automotive	27,866,568	4.0	26,424,424	4.2
Hotel, Gaming & Leisure	36,945,037	5.3	24,765,792	3.9
Environmental Industries	12,031,568	1.7	21,568,052	3.4
Containers, Packaging & Glass	16,931,649	2.4	16,950,627	2.7
Services: Consumer	9,704,227	1.4	9,937,562	1.6
Chemicals, Plastics & Rubber	10,047,621	1.5	9,275,302	1.5
Forest Products & Paper	6,395,222	0.9	8,100,597	1.3
Media: Diversified & Production	15,412,995	2.2	7,531,034	1.2
Transportation: Cargo	6,448,180	0.9	6,451,966	1.0
Transportation: Consumer	6,853,763	1.0	5,425,489	0.9
Metals & Mining	3,545,379	0.5	3,545,421	0.6
Retail	9,793,881	1.4	2,976,677	0.5
Capital Equipment	2,459,249	0.4	2,454,024	0.4
Energy: Oil & Gas	20,813,748	3.0	1,707,715	0.3
Wholesale	1,682,536	0.3	1,389,202	0.2
Beverage & Food	42,957	0.0	42,122	0.0
Total	$693,236,479	100.0%	$631,346,727	100.0%

The following table shows the portfolio composition by industry classification based on fair value as of December 31, 2020:

Industry Classification	Amortized Cost	Percentage	Fair Value	Percentage
Multi-Sector Holdings	$174,660,001	24.9%	$131,792,864	21.8%
Services: Business	79,260,551	11.3	73,716,395	12.2
High Tech Industries	75,519,344	10.8	71,792,022	11.9
Healthcare & Pharmaceuticals	68,599,968	9.8	58,275,198	9.6
Consumer Goods: Durable	32,045,028	4.6	41,016,292	6.8
Construction & Building	42,928,750	6.1	38,356,358	6.4
Banking, Finance, Insurance & Real Estate	27,848,664	4.0	37,620,161	6.2
Aerospace & Defense	33,558,896	4.8	29,723,725	4.9
Hotel, Gaming & Leisure	36,326,705	5.2	24,013,769	4.0
Automotive	18,886,756	2.7	17,404,476	2.9
Containers, Packaging & Glass	15,206,840	2.2	15,120,424	2.5
Environmental Industries	5,041,430	0.7	10,052,691	1.7
Services: Consumer	9,700,000	1.4	9,725,000	1.6
Chemicals, Plastics & Rubber	10,060,861	1.4	9,063,498	1.5
Forest Products & Paper	6,477,887	0.9	7,770,704	1.3
Media: Diversified & Production	15,474,145	2.2	6,780,000	1.1
Transportation: Cargo	6,877,294	1.0	6,770,781	1.1
Transportation: Consumer	7,975,416	1.1	6,068,082	1.0
Metals & Mining	3,492,436	0.5	3,492,479	0.6
Energy: Oil & Gas	20,868,832	3.0	2,625,018	0.4
Wholesale	2,212,919	0.3	1,746,044	0.3
Retail	7,934,347	1.1	1,012,358	0.2
Beverage & Food	46,869	0.0	48,141	0.0
Total	$701,003,939	100.0%	$603,986,480	100.0%

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

The following table shows the distribution of our investment portfolio, not including cash and cash equivalents, on the 1 to 5 investment credit rating scale at fair value as of June 30, 2021 and December 31, 2020:

	June 30, 2021		December 31, 2020
Investment	Investments at		Investments at
Credit Rating	Fair Value	Percentage	Fair Value	Percentage
1	$73,108,650	11.7%	$51,481,987	8.5%
2	409,818,847	64.9	410,310,087	67.9
3	116,910,784	18.5	110,668,216	18.3
4	21,884,519	3.5	13,500,546	2.3
5	9,623,927	1.5	18,025,644	3.0
Total	$631,346,727	100.0%	$603,986,480	100.0%

The COVID-19 pandemic has impacted our investment ratings as of June 30, 2021, causing downgrades of certain portfolio companies. As the COVID-19 pandemic continues to evolve, we are continuing to maintain close communications with our portfolio companies to proactively assess and manage potential risks across our investment portfolio. We have also increased oversight and analysis of credits in vulnerable industries in an attempt to improve loan performance and reduce credit risk.

Results of Operations

The following table shows operating results for the three and six months ended June 30, 2021 and 2020:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Total investment income	$14,981,562	$11,699,454	$26,906,217	$22,876,265
Total expenses	9,183,784	26,467,117	16,916,669	36,820,128
Income Tax Expense	685,309	—	1,938,320	—
Net investment income/(loss)	5,112,469	(14,767,663)	8,051,228	(13,943,863)
Net realized gain/(loss) from investments	(4,173,319)	(8,265,767)	(4,102,524)	(8,048,288)
Net change in unrealized appreciation/(depreciation) on investments	20,105,791	32,004,115	35,126,515	(88,519,105)
Change in provision for deferred taxes on unrealized gain on investments	(2,632,090)	(293,783)	(1,824,121)	(52,848)
Net increase/(decrease) in net assets resulting from operations	$18,412,851	$8,676,902	$37,251,098	$(110,564,104)

Investment Income

Total investment income increased $3,282,108, or 28.1%, to $14,981,562 for the three months ended June 30, 2021, compared to $11,699,454 for the three months ended June 30, 2020. Total investment income consisted primarily of portfolio interest and dividends, which increased $3,319,077, or 29.5%, to $14,561,572 for the three months ended June 30, 2021, compared to $11,242,495 for the three months ended June 30, 2020. This increase was primarily attributable to an increase in dividend income from certain portfolio investments.

Total investment income increased $4,029,952, or 17.6%, to $26,906,217 for the six months ended June 30, 2021, compared to $22,876,265 for the six months ended June 30, 2020. Total investment income consisted primarily of portfolio interest and dividends, which increased $5,057,569, or 24.0%, to $26,123,802 for the six months ended June 30, 2021, compared to $21,066,233 for the six months ended June 30, 2020. This increase was primarily attributable to an increase in dividend income from certain portfolio investments.

As of June 30, 2021, certain investments in eleven portfolio companies were on non-accrual status with a combined cost of $81,560,703, or 11.8% of the cost of the Company's portfolio, and a combined fair value of $31,438,283 or 5.0% of the fair value of the Company's portfolio. As of June 30, 2020, certain investments in sixteen portfolio companies were on non-accrual status with a combined cost of $135,486,131, or 17.1% of the cost of the Company's portfolio, and a combined fair value of $32,257,556, or 5.5% of the fair value of the Company's portfolio. As of June 30, 2020, certain investments in one portfolio company were on partial non-accrual status with a cost of $793,067, or 0.1% of the cost of the Company's portfolio, and a fair value of $634,384, or 0.1% of the fair value of the Company's portfolio.

Fee income increased $96,789, or 30.9%, to $409,724 for the three months ended June 30, 2021, compared to $312,935 for the three months ended June 30, 2020, primarily due to an increase in fees associated with loan originations and loan amendments. Fee income increased $331,849, or 76.4%, to $766,482 for the six months ended June 30, 2021, compared to $434,633 for the six months ended June 30, 2020, primarily due to an increase in fees associated with loan originations and loan amendments.

Operating Expenses

The following table shows operating expenses for the three and six months ended June 30, 2021 and 2020:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Base management fees	$3,025,363	$2,944,745	$6,091,760	$6,196,196
Interest and financing expenses	1,397,723	3,454,940	3,084,782	7,742,603
General and administrative expenses	2,238,942	8,307,229	3,850,569	10,278,197
Administrator expenses	582,279	669,025	1,225,899	1,390,657
Offering costs	5,156	1,914	5,156	5,157
Professional fees	1,934,321	11,089,264	2,658,503	11,207,318
Total expenses	$9,183,784	$26,467,117	$16,916,669	$36,820,128

Total expenses decreased $17,283,333, or 65.3%, to $9,183,784 for the three months ended June 30, 2021, as compared to $26,467,117 for the three months ended June 30, 2020, primarily due to a decrease in interest and financing expenses and a decrease in general and administrative expenses and professional fees related to the one-time expense of deferred transaction costs. Total expenses decreased $19,903,459, or 54.1%, to $16,916,669 for the six months ended June 30, 2021, as compared to $36,820,128 for the six months ended June 30, 2020, primarily due to a decrease in interest and financing expenses and a decrease in general and administrative expenses and professional fees related to the one-time expense of deferred transaction costs.

Base management fees increased $80,618, or 2.7%, to $3,025,363 for the three months ended June 30, 2021, as compared to $2,944,745 for the three months ended June 30, 2020, primarily due to an increase in our gross assets. Base management fees decreased $104,436, or 1.7%, to $6,091,760 for the six months ended June 30, 2021, as compared to $6,196,196 for the six months ended June 30, 2020, primarily due to a decrease in our gross assets.

Interest and financing expenses decreased $2,057,217, or 59.5%, to $1,397,723 for the three months ended June 30, 2021, as compared to $3,454,940 for the three months ended June 30, 2020, primarily due to the wind-down and termination of the ING Credit Facility (as defined below) from May 2020 through July 2020, as well as the repayment of $55,800,000 of the outstanding balance of its Alpine Credit Facility. Interest and financing expenses decreased $2,057,217, or 59.5%, to $1,397,723 for the six months ended June 30, 2021, as compared to $3,454,940 for the six months ended June 30, 2020, primarily due to the wind-down and termination of the ING Credit Facility (as defined below) from May 2020 through July 2020, as well as the repayment of $55,800,000 of the outstanding balance of its Alpine Credit Facility.

General and administrative expenses decreased $6,068,287, or 73.0%, to $2,238,942 for the three months ended June 30, 2021, as compared to $8,307,229 for the three months ended June 30, 2020, primarily due to a decrease in expenses related to the expensing of previously deferred transaction costs related to the termination of the previously contemplated mergers. General and administrative expenses decreased $6,427,628, or 62.5%, to $3,850,569  for the six months ended June 30, 2021, as compared to $10,278,197 for the six months ended June 30, 2020, primarily due to a decrease in expenses related to the expensing of previously deferred transaction costs related to the termination of the previously contemplated mergers.

Professional fees decreased $9,154,943 or 82.6% to $1,934,321 for the three months ended June 30, 2021, as compared to $11,089,264 for the three months ended June 30, 2020, primarily due to a decrease in expenses related to the expensing of previously deferred transaction costs related to the termination of the previously announced merger transaction. Professional fees decreased $8,548,815 or 76.3% to $2,658,503 for the six months ended June 30, 2021, as compared to $11,207,318 for the six months ended June 30, 2020, primarily due to a decrease in expenses related to the expensing of previously deferred transaction costs related to the termination of the previously announced merger transaction.

Net Realized Gains/Losses on Investments

We measure realized gains or losses by the difference between the net proceeds from the disposition and the amortized cost basis of an investment, without regard to unrealized gains or losses previously recognized. For the three and six months ended June 30, 2021, we recognized net realized loss on investments of $4,173,319 and $4,102,524 primarily due to the sale of investments. For the three and six months ended June 30, 2020, we recognized net realized loss on investments of $8,265,767 and $8,048,288 primarily due to the sale of investments.

Net Unrealized Appreciation/Depreciation on Investments

Net change in unrealized appreciation/depreciation on investments reflects the net change in the fair value of our investments including the provision for deferred taxes. For the three and six months ended June 30, 2021, we recorded a net change in unrealized appreciation, net of tax, of $17,473,701 and $33,302,394 respectively. The unrealized appreciation for the three and six months ended June 30, 2021 resulted from positive market and credit-related adjustments.

For the three and six months ended June 30, 2020, we recorded a net change in unrealized depreciation, net of tax, of $31,710,332 and $88,571,953 respectively. The unrealized depreciation was, in part, due to negative credit-related adjustments that caused a reduction in fair value of certain watch-list securities and portfolio investments on non-accrual status. In part, the net change in unrealized depreciation reflected widening credit spreads as market participants expected a higher yield on similar investments given the significant market volatility generated by the COVID-19 pandemic and, to some extent, other factors such as specific industry concerns, uncertainty about the duration of business shutdowns and near-term liquidity needs of certain of our portfolio investments.

Changes in Net Assets from Operations

For the three and six months ended June 30, 2021, we recorded a net increase in net assets resulting from operations of $18,412,851 and $37,251,098, respectively. Based on 102,380,357 and 102,575,026 weighted average common shares outstanding for the three and six months ended June 30, 2021, our per share net increase in net assets resulting from operations was $0.18 and $0.36 respectively.

For the three and six months ended June 30, 2020, we recorded a net increase in net assets resulting from operations of $8,676,902 and a net decrease in in net assets resulting from operations of $110,564,104 Based on 102,856,314  and 102,785,734 weighted average common shares outstanding for the three and six months ended June 30, 2020, our per share net increase in net assets resulting from operations was $0.08 and our per share net decrease in net assets resulting from operations was $1.08.

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

As of June 30, 2021 and December 31, 2020, we had $54.1 million and $65.3 million, respectively, in cash and cash equivalents. In the future, we may generate cash from future offerings of securities, future borrowings and cash flows from operations, including interest earned from the temporary investment of cash in U.S. government securities and other high-quality debt investments that mature in one year or less. Our primary use of funds is to make investments in our targeted asset classes, cash distributions to our stockholders, and other general corporate purposes.

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

The following table shows our net borrowings as of June 30, 2021 and December 31, 2020:

	June 30, 2021			December 31, 2020
	Total	Balance	Unused	Total	Balance	Unused
	Commitment	Outstanding	Commitment	Commitment	Outstanding	Commitment
Alpine Credit Facility	124,200,000	124,200,000	—	180,000,000	145,000,000	35,000,000
Total before deferred financing costs	124,200,000	124,200,000	—	180,000,000	145,000,000	35,000,000
Unamortized deferred financing costs	—	—	—	—	(659,266)	—
Total borrowings outstanding, net of deferred financing costs	$124,200,000	$124,200,000	$—	$180,000,000	$144,340,734	$35,000,000

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

On November 18, 2020, Alpine entered into Amendment No.1 to the Loan Agreement to, among other things, (i) extend the reinvestment period from December 29, 2020 to May 18, 2021, (ii) increase the applicable margin for advances from 2.85% to 3.10% per annum, (iii) reduce the amount of maximum borrowings in an aggregate principal amount from $300,000,000 to $180,000,000 on a committed basis, (iv) require the Company to maintain a minimum a cash balance of $20,000,000 in Alpine, and (v) decrease the compliance condition for net advances from 55% to 52.5% of net asset value. The maturity date under the Loan Agreement did not change and therefore any amounts borrowed, as well as all accrued and unpaid interest thereunder, will be due and payable on March 29, 2022. In connection with the Amendment, the Company repaid $35,000,000 of the outstanding balance under the Loan Agreement on November 18, 2020, reducing the outstanding balance from $180,000,000 to $145,000,000. The Alpine Credit Facility ended its reinvestment period on May 18, 2021 and has entered its amortization period. As of June 30, 2021 and December 31, 2020, Alpine’s borrowings under the Alpine Credit Facility totaled $124,200,000 and $145,000,000, respectively, and were recorded as part of revolving credit facilities payable on our Consolidated Statements of Assets and Liabilities.

The Alpine Credit Facility provided for borrowings in an aggregate principal amount up to $180,000,000 on a committed basis. Borrowings outstanding under the Alpine Credit Facility are subject to compliance with a NAV coverage ratio with respect to the current value of Alpine’s portfolio and various portfolio criteria must be satisfied.

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

As of June 30, 2021 the carrying amount of the Company’s borrowings under the Alpine Credit Facility approximated the fair value of the Company’s debt obligation. The fair value of the Company’s debt obligation is determined in accordance with ASC 820, which defines fair value in terms of the price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The fair value of the Company’s borrowings under the Alpine Credit Facility is estimated based upon market interest rates of the Company’s borrowings or entities with similar credit risk, adjusted for nonperformance risk, if any. As of June 30, 2021 and 2020, the Alpine Credit Facility would be deemed to be Level 3, as defined in Note 4.

Contractual Obligations

The following table shows our payment obligations for repayment of debt, which total our contractual obligations at June 30, 2021:

	Payment Due By Period
		Less than			More than
	Total	1 Year	1 - 3 Years	3 - 5 Years	5 Years
Alpine Credit Facility	$124,200,000	$124,200,000	$—	$—	$—
Total Contractual Obligations	$124,200,000	$124,200,000	$—	$—	$—

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

As of June 30, 2021 and December 31, 2020, Sierra JV had total capital commitments of $124.6 million, with the Company providing $110.1 million and GALIC providing $14.5 million. As of June 30, 2021 and December 31, 2020, approximately $124.5 million was funded relating to these commitments of which $110.1 million was from the Company. The Company does not have the right to withdraw any of their respective capital commitment, unless in connection with a transfer of its membership interests. The Company may transfer full membership interests as long as it is approved by all members and transferred in a transaction exempt from the registration requirements of the Securities Act or applicable state securities laws.

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

The JV Facility ended its reinvestment period on April 18, 2021 and has entered its amortization period. The first scheduled amortization payment occurs on April 18, 2022 with subsequent payments required every six months until the final amortization payment that is set to occur at maturity on April 18, 2024.

The JV Facility is secured substantially by all of Sierra JV's assets, subject to certain exclusions set forth in the JV Facility. As of June 30, 2021 and December 31, 2020, there was $124.7 million outstanding under the JV Facility.

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

Record Date	Payment Date	Amount per share
January 30, 2020	January 31, 2020	$0.03500
February 27, 2020	February 28, 2020	0.03500
March 30, 2020	March 31, 2020	0.03500
October 29, 2020	October 30, 2020	0.01000
November 27, 2020	November 30, 2020	0.01000
December 30, 2020	December 31, 2020	0.01000
January 28, 2021	January 29, 2021	0.01000
February 25, 2021	February 26, 2021	0.01000
March 30, 2021	March 31, 2021	0.01000
April 29, 2021	April 30, 2021	0.01000
May 28, 2021	May 31, 2021	0.01000
June 29, 2021	June 30, 2021	0.01000

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

Related Party Transactions

We have entered into an Investment Advisory Agreement with SIC Advisors in which our senior management holds an equity interest and are party to the Incentive Fee Waiver Agreement with SIC Advisors (as described and for periods set forth in "Management Fee").

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

We have entered into a license agreement with SIC Advisors under which SIC Advisors has agreed to grant us a non-exclusive, royalty-free license to use the name “Sierra” for specified purposes in our business. Under the license agreement, we will have a right to use the “Sierra” name, subject to certain conditions, for so long as SIC Advisors or one of its affiliates remains our investment adviser. Other than with respect to this limited license, we will have no legal right to the “Sierra” name. In addition, we entered into the Expense Limitation Agreement with Medley Capital LLC (as described and for the period set forth in "Administrative Services").

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

Recent Developments

On July 27, 2021, our board of directors declared a series of monthly distributions for July, August and September 2021 in the amount of $0.01 per share. Stockholders of record as of each respective monthly record date will be entitled to receive the distribution. Below are the details for each respective distribution:

Record Date	Payment Date	Amount per share
July 29, 2021	July 30, 2021	$0.01
August 30, 2021	August 31, 2021	0.01
September 29, 2021	September 30, 2021	0.01

As previously reported, on March 7, 2021, Medley LLC, the parent of the Company’s investment adviser and administrator, commenced a voluntary case (the “Chapter 11 Case”) under chapter 11 of title 11 of the United States Code in the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”). The Chapter 11 Case is captioned In re Medley LLC, No, 21-10526 (KBO) (Bankr. D. Del. Mar. 7, 2021).

In connection with the Chapter 11 Case, on August 11, 2021 the Company entered into a commitment letter (the “Commitment Letter”) among the Company, Medley LLC, Medley Capital LLC, and SIC Advisors, pursuant to which the Company has agreed to contribute $2.1 million, subject to certain conditions, to an employee compensation and retention plan (the “Compensation Plan”) to be established by Medley Capital LLC.  The Compensation Plan is an element of a Term Sheet dated July 21, 2021 (the “Term Sheet”) filed by Medley LLC with the Bankruptcy Court as Docket No. 276 in the Chapter 11 Case.

Pursuant to the Commitment Letter, the Company’s contribution is to be made in three equal installments of $700,000 in September 2021, December 2021, and January 2022, and the contributions are to be used solely to fund payments to employees of Medley Capital LLC under the Compensation Plan. To the extent any such employee forfeits a compensation payment to which he or she would otherwise be entitled or is obligated to return a payment received, the Company is entitled to recoup the amount in its sole discretion.

The Company’s obligations under the Commitment Letter are subject to review and approval of definitive documents relating to the Compensation Plan, conditionally approved by the Bankruptcy Court for purposes of solicitation of votes, in form and substance consistent with the Compensation Plan included as an exhibit to the Term Sheet.

The Company may terminate the Commitment Letter by written notice to Medley LLC, Medley Capital LLC, and SIC Advisors upon the occurrence of certain events, including, but not limited to, the entry by the Bankruptcy Court of an order materially inconsistent with the Term Sheet; the failure by the Bankruptcy Court to have entered an appropriate order by November 30, 2021; or the failure by SIC Advisors to comply with any covenant or agreement in the Investment Advisory Agreement dated April 5, 2012 between SIC Advisors and the Company.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are subject to financial market risks, including changes in interest rates. The continued uncertainty with respect to the economic effects of the COVID-19 pandemic has introduced significant volatility in the financial markets, and the effects of this volatility could materially impact our market risks, including those listed below. For additional information concerning the potential impact of the COVID-19 pandemic on our business and our operating results, see Item 1A “Risk Factors -- We are subject to financial market risks, including changes in interest rates. See “Risk Factors - Risks Relating to Debt Financing - We are currently operating in a period of capital markets disruptions and economic uncertainty. Such market conditions may materially and adversely affect debt and equity capital markets, which may have a negative impact on our business, financial condition and operations.” in Part 1 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2020.

As of June 30, 2021, 97.7% of our portfolio investments (based on fair value) paid floating interest rates, while 2.3% paid fixed interest rates and 13.3% were non-income producing investments while 86.7% were income producing investments. In connection with the COVID-19 pandemic, the U.S. Federal Reserve and other central banks have reduced certain interest rates and LIBOR has decreased. A prolonged reduction in interest rates will reduce our gross investment income and could result in a decrease in our net investment income if such decreases in LIBOR are not offset by a corresponding increase in the spread over LIBOR that we earn on any portfolio investments, a decrease in our operating expenses, including with respect to our income incentive fee, or a decrease in the interest rate of our floating interest rate liabilities tied to LIBOR. In contrast, a rise in the general level of interest rates can be expected to lead to higher interest rates applicable to any variable rate investments we hold and to declines in the value of any fixed rate investments we hold. In addition, a rise in interest rates may increase the likelihood that a portfolio company defaults on a loan. However, many of our variable rate investments provide for an interest rate floor, which may prevent our interest income from increasing until benchmark interest rates increase beyond a threshold amount. To the extent that a substantial portion of our investments may be in variable rate investments, an increase in interest rates beyond this threshold would make it easier for us to meet or exceed the hurdle rate applicable to the subordinated incentive fee on income under the Investment Advisory Agreement we have entered into with SIC Advisors, and may result in a substantial increase in our net investment income and to the amount of incentive fees payable to SIC Advisors with respect to our increased pre-incentive fee net investment income.

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

Based on our Consolidated Statement of Assets and Liabilities as of June 30, 2021, the following table shows the approximate annual impact on the change in net interest income of hypothetical base rate changes in interest rates, assuming no changes in our investment portfolio and capital structure:

	Change in
	Interest	Interest	Net Interest
Basis point increase/(decrease)	Income (1)	Expense	Income
300	$14,241,953	$3,726,000	$10,515,953
200	5,532,710	2,484,000	3,048,710
100	785,392	1,242,000	(456,608)
(100)	—	(138,023)	138,023
(200)	—	(138,023)	138,023
(300)	—	(138,023)	138,023

(1)	Assumes no defaults or prepayments by portfolio companies over the next twelve months.

We expect that our long-term investments will be financed primarily with equity and debt. If deemed prudent, we may use interest rate risk management techniques in an effort to minimize our exposure to interest rate fluctuations. These techniques may include various interest rate hedging activities to the extent permitted by the 1940 Act. Adverse developments resulting from changes in interest rates or hedging transactions could have a material adverse effect on our business, financial condition and results of operations. During the three months ended June 30, 2021, we did not engage in interest rate hedging activities.

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

Item 1A. Risk Factors

In addition to other information set forth in this report, you should carefully consider the “Risk Factors” discussed in our annual report on Form 10-K for the fiscal year ended December 31, 2020, filed with the SEC on March 19, 2021, which could materially affect our business, financial condition and/or operating results. Other than the items disclosed below, there have been no material changes during the six months ended June 30, 2021 to the risk factors discussed in “Item 1A. Risk Factors” of our annual report on Form 10-K. Additional risks or uncertainties not currently known to us or that we currently deem to be immaterial also may materially affect our business, financial condition and/or operating results.

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

We cannot predict how new tax legislation will affect us, our investments, or our shareholders, and any such legislation could adversely affect our business.

Legislative or other actions relating to taxes could have a negative effect on us. The rules dealing with U.S. federal income taxation are constantly under review by persons involved in the legislative process and by the Internal Revenue Service and the U.S. Treasury Department. The Biden Administration has proposed significant changes to the existing U.S. tax rules, and there are a number of proposals in Congress that would similarly modify the existing U.S. tax rules. The likelihood of any such legislation being enacted is uncertain, but new legislation and any U.S. Treasury regulations, administrative interpretations or court decisions interpreting such legislation could significantly and negatively affect our ability to qualify for tax treatment as a RIC or the U.S. federal income tax consequences to us and our investors of such qualification, or could have other adverse consequences. Investors are urged to consult with their tax advisor regarding tax legislative, regulatory, or administrative developments and proposals and their potential effect on an investment in our common stock.

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

In addition, on April 28, 2021, our board of directors authorized a share repurchase program, pursuant to which the Company intends to conduct quarterly share repurchases, beginning in the second quarter of 2021, of the lesser of: (i) the number of shares of common stock, par value $0.0001 per share, that the Company can purchase with the proceeds received under the DRIP from the prior quarter; or (ii) 2.5% of the weighted average number of shares of common stock outstanding in the prior four calendar quarters (the “Share Repurchase Program”). Notwithstanding the foregoing, in connection with the first share repurchase offer for the quarter ending June 30, 2021, the Company intends to repurchase the number of Shares that the Company can purchase with the proceeds received under the DRIP from the prior two quarters. The purpose of the Share Repurchase Program is to allow stockholders to sell their shares of common stock back to the Company at a price equal to the most recently disclosed net asset value per share of the Company’s common stock immediately prior to the date of such share repurchase. Shares will be purchased from stockholders participating in the Share Repurchase Program on a pro rata basis. The Share Repurchase Program may be suspended, extended, modified or discontinued by our board of directors at any time.

During the three and six months ended June 30, 2021, the Company repurchased 962,031 and 964,482 of shares of certain shareholders pursuant to the Share Repurchase Program and due to death or disability, respectively. The following table provides information concerning our repurchases of shares of our common stock from our stockholders who have requested repurchases in connection with such stockholder’s death or disability during the three and six months ended June 30, 2021:

			Total Number of Shares	Maximum Number of
			Purchased as Part of	Shares that May Yet be
	Total Number of	Average Price Per	Publicly Announced	Purchased Under the
Period	Shares Purchased	Share Paid	Plans or Programs	Plans or Programs
January 1, 2021 - January 31, 2021	2,451	$4.91	—	—
April 1, 2021 - April 30, 2021	384,363	5.12	—	—
June 1, 2021 - June 30, 2021	577,668	5.28	—	—
Total	964,482	$5.22	—	—

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

As previously reported, on March 7, 2021, Medley LLC, the parent of the Company’s investment adviser and administrator, commenced a voluntary case (the “Chapter 11 Case”) under chapter 11 of title 11 of the United States Code in the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”). The Chapter 11 Case is captioned In re Medley LLC, No, 21-10526 (KBO) (Bankr. D. Del. Mar. 7, 2021).

In connection with the Chapter 11 Case, on August 11, 2021 the Company entered into a commitment letter (the “Commitment Letter”) among the Company, Medley LLC, Medley Capital LLC, and SIC Advisors, pursuant to which the Company has agreed to contribute $2.1 million, subject to certain conditions, to an employee compensation and retention plan (the “Compensation Plan”) to be established by Medley Capital LLC.  The Compensation Plan is an element of a Term Sheet dated July 21, 2021 (the “Term Sheet”) filed by Medley LLC with the Bankruptcy Court as Docket No. 276 in the Chapter 11 Case.

Pursuant to the Commitment Letter, the Company’s contribution is to be made in three equal installments of $700,000 in September 2021, December 2021, and January 2022, and the contributions are to be used solely to fund payments to employees of Medley Capital LLC under the Compensation Plan. To the extent any such employee forfeits a compensation payment to which he or she would otherwise be entitled or is obligated to return a payment received, the Company is entitled to recoup the amount in its sole discretion.

The Company’s obligations under the Commitment Letter are subject to review and approval of definitive documents relating to the Compensation Plan, conditionally approved by the Bankruptcy Court for purposes of solicitation of votes, in form and substance consistent with the Compensation Plan included as an exhibit to the Term Sheet.

The Company may terminate the Commitment Letter by written notice to Medley LLC, Medley Capital LLC, and SIC Advisors upon the occurrence of certain events, including, but not limited to, the entry by the Bankruptcy Court of an order materially inconsistent with the Term Sheet; the failure by the Bankruptcy Court to have entered an appropriate order by November 30, 2021; or the failure by SIC Advisors to comply with any covenant or agreement in the Investment Advisory Agreement dated April 5, 2012 between SIC Advisors and the Company.

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

10.13	Limited Liability Company Operating Agreement of Sierra Senior Loan Strategy JV I LLC, dated March 27, 2015
31.1	Certification by Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification by Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
99.1	Commitment Letter, dated August 11, 2021, among Sierra Income Corporation, Medley LLC, Medley Capital LLC and SIC Advisors LLC*

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 13, 2021	Sierra Income Corporation

	By	/s/ Dean Crowe
Dean Crowe Chief Executive Officer (Principal Executive Officer)

	By	/s/ Richard T. Allorto, Jr.
Richard T. Allorto, Jr. Chief Financial Officer (Principal Accounting and Financial Officer)