Form 10-Q
period 2021-09-30
Sierra Income Corp
filed 2021-11-15
CIK 1523526

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

_____________________________________________________

Form 10-Q

____________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2021

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

As of November 15, 2021, the Registrant had 102,276,889 shares of common stock, $0.001 par value, outstanding.

Sierra Income Corporation

Consolidated Statements of Assets and Liabilities

	September 30, 2021	December 31, 2020
ASSETS	(unaudited)
Investments at fair value
Non-controlled/non-affiliated investments (amortized cost of $451,491,435 and $521,483,006, respectively)	$423,154,580	$472,813,820
Non-controlled/affiliated investments (amortized cost of $35,965,142 and $36,560,467, respectively)	18,842,911	19,844,927
Controlled investments (amortized cost of $136,154,910 and $142,960,466, respectively)	102,270,662	111,327,733
Investments at fair value	544,268,153	603,986,480
Cash and cash equivalents	74,930,671	65,301,216
Unsettled trades receivable	9,240,520	2,541,500
Interest receivable from investments	4,321,047	3,943,980
Prepaid expenses and other assets	2,753,981	1,934,866
Total assets	$635,514,372	$677,708,042

LIABILITIES
Revolving credit facilities payable (net of deferred financing costs of $0 and $659,266, respectively) (Note 5)	$79,000,000	$144,340,734
Accounts payable and accrued expenses	5,083,752	1,406,175
Deferred tax liability	3,016,448	2,390,596
Base management fees payable (Note 6)	2,780,151	2,967,857
Taxes Payable	933,274	—
Administrator fees payable (Note 6)	442,320	401,260
Interest payable	216,644	449,420
Unsettled trades payable	—	11,061
Total liabilities	91,472,589	151,967,103

Commitments (Note 10)

NET ASSETS
Common shares, par value $0.001 per share, 250,000,000 common shares authorized, 102,276,889 and 102,630,605 common shares issued and outstanding, respectively	102,277	102,631
Capital in excess of par value	848,735,664	850,737,609
Total distributable earnings/(loss)	(304,796,158)	(325,099,301)
Total net assets	544,041,783	525,740,939
Total liabilities and net assets	$635,514,372	$677,708,042
NET ASSET VALUE PER COMMON SHARE	$5.32	$5.12

See accompanying notes to consolidated financial statements.

Sierra Income Corporation

Consolidated Statements of Operations

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
INVESTMENT INCOME
Interest and dividend income from investments
Non-controlled/non-affiliated investments:
Cash	$9,477,520	$9,056,470	$30,737,763	$27,065,042
Payment-in-kind	293,377	76,164	1,275,730	1,086,053
Non-controlled/affiliated investments
Cash	690,841	225,480	1,111,512	363,381
Payment-in-kind	98,817	118,805	287,374	349,196
Controlled investments:
Cash	1,847,614	3,260,100	5,119,592	4,939,580
Total interest and dividend income	12,408,169	12,737,019	38,531,971	33,803,252
Fee income (Note 11)	189,707	187,629	956,189	622,262
Interest from cash and cash equivalents	(1,020)	10,671	14,913	1,386,070
Total investment income	12,596,856	12,935,319	39,503,073	35,811,584

EXPENSES
Base management fees (Note 6)	2,780,151	3,021,491	8,871,911	9,217,687
Interest and financing expenses	816,620	2,106,105	3,901,402	9,848,708
General and administrative expenses	3,997,792	1,680,990	7,848,361	11,959,187
Professional fees	3,060,717	(416,913)	5,719,220	10,790,405
Administrator expenses (Note 6)	442,320	431,598	1,668,219	1,822,255
Offering costs	21,381	30,816	26,537	35,973
Total expenses	11,118,981	6,854,087	28,035,650	43,674,215

Income tax expense	—	—	1,938,320	—

NET INVESTMENT INCOME/(LOSS)	1,477,875	6,081,232	9,529,103	(7,862,631)

REALIZED AND UNREALIZED GAIN/(LOSS) ON INVESTMENTS
Net realized gain/(loss) from non-controlled/non-affiliated investments	2,280,557	(53,622,479)	(2,021,338)	(61,903,159)
Net realized gain/(loss) from affiliated investments	(207,240)	1,147,844	(7,869)	1,380,236
Net realized gain/(loss) from controlled investments	4,976,007	—	4,976,007	—
Net change in unrealized appreciation/(depreciation) on non-controlled/non-affiliated investments	(12,418,334)	82,610,010	20,330,743	16,159,235
Net change in unrealized appreciation/(depreciation) on non-controlled/affiliated investments	607,712	(928,234)	(406,691)	(7,594,056)
Net change in unrealized appreciation/(depreciation) on controlled investments	(5,643,356)	(2,200,713)	(2,251,515)	(17,603,221)
Change in provision for deferred taxes on unrealized appreciation/(depreciation) on investments	1,198,269	(749,289)	(625,852)	(802,137)
Loss on extinguishment of debt (see Note 5)	—	(217,950)	—	(217,950)
Net realized and unrealized gain/(loss) on investments	(9,206,385)	26,039,189	19,993,485	(70,581,052)
NET INCREASE/(DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS	$(7,728,510)	$32,120,421	$29,522,588	$(78,443,683)

WEIGHTED AVERAGE - BASIC AND DILUTED EARNINGS/(LOSS) PER COMMON SHARE	$(0.08)	$0.31	$0.29	$(0.76)
WEIGHTED AVERAGE - BASIC AND DILUTED NET INVESTMENT INCOME/(LOSS) PER COMMON SHARE	$0.01	$0.06	$0.09	$(0.08)
WEIGHTED AVERAGE COMMON STOCK OUTSTANDING - BASIC AND DILUTED (NOTE 9)	102,210,752	102,742,489	102,452,267	102,771,213
DISTRIBUTIONS DECLARED PER COMMON SHARE	$0.03	$—	$0.09	$0.11

See accompanying notes to the consolidated financial statements.

Sierra Income Corporation

Consolidated Statements of Changes in Net Assets

(unaudited)

	Common Stock
		Par	Paid in Capital	Distributable	Total
	Shares	Amount	in Excess of Par	Earnings	Net Assets
Balance at June 30, 2021	102,080,498	$102,081	$847,731,674	$(294,003,268)	$553,830,487
Net increase (decrease) in net assets resulting from operations:
Net investment income/(loss)	—	—	—	1,477,875	1,477,875
Net realized gain (loss) on investments	—	—	—	7,049,324	7,049,324
Net change in unrealized appreciation/(depreciation) on investments	—	—	—	(17,453,978)	(17,453,978)
Change in provision for deferred taxes on unrealized appreciation/(depreciation) on investments	—	—	—	1,198,269	1,198,269
Shareholder distributions:
Issuance of common shares pursuant to distribution reinvestment plan	196,403	196	1,003,990	—	1,004,186
Repurchase of common shares	(12)	—	—	—	—
Distributions from earnings	—	—	—	(3,064,380)	(3,064,380)
Total increase/(decrease) for the three months ended September 30, 2021	196,391	196	1,003,990	(10,792,890)	(9,788,704)
Balance at September 30, 2021	102,276,889	$102,277	$848,735,664	$(304,796,158)	$544,041,783

Balance at December 31, 2020	102,630,605	$102,631	$850,737,609	$(325,099,301)	$525,740,939
Net increase/(decrease) in net assets resulting from operations:
Net investment income/(loss)	—	—	—	9,529,103	9,529,103
Net realized gain/(loss) on investments	—	—	—	2,946,800	2,946,800
Net change in unrealized appreciation/(depreciation) on investments	—	—	—	17,672,537	17,672,537
Change in provision for deferred taxes on unrealized appreciation/(depreciation) on investments	—	—	—	(625,852)	(625,852)
Shareholder distributions:
Issuance of common shares pursuant to distribution reinvestment plan	610,778	610	3,046,153	—	3,046,763
Repurchase of common shares	(964,494)	(964)	(5,048,098)	—	(5,049,062)
Distributions from earnings	—	—	—	(9,219,445)	(9,219,445)
Total increase/(decrease) for the nine months ended September 30, 2021	(353,716)	(354)	(2,001,945)	20,303,143	18,300,844
Balance at September 30, 2021	102,276,889	$102,277	$848,735,664	$(304,796,158)	$544,041,783

Balance at June 30, 2020	102,833,465	$102,833	$872,534,843	$(399,878,756)	$472,758,920
Net increase (decrease) in net assets resulting from operations:
Net investment income/(loss)	—	—	—	6,081,232	6,081,232
Net realized gain (loss) on investments	—	—	—	(52,474,635)	(52,474,635)
Net change in unrealized appreciation/(depreciation) on investments	—	—	—	79,481,063	79,481,063
Net loss on extinguishment of debt	—	—	—	(217,950)	(217,950)
Change in provision for deferred taxes on unrealized appreciation/(depreciation) on investments	—	—	—	(749,289)	(749,289)
Shareholder distributions:
Issuance of common shares pursuant to distribution reinvestment plan	62,042	61	(61)	—	—
Repurchase of common shares	(324,136)	(323)	(1,570,998)	—	(1,571,321)
Distributions from earnings	—	—	—	(52,881)	(52,881)
Total increase/(decrease) for the three months ended September 30, 2020	(262,094)	(262)	(1,571,059)	32,067,540	30,496,219
Balance at September 30, 2020	102,571,371	$102,571	$870,963,784	$(367,811,216)	$503,255,139

Balance at December 31, 2019	102,282,366	$102,282	$869,567,685	$(278,607,246)	$591,062,721
Net increase/(decrease) in net assets resulting from operations:
Net investment income/(loss)	—	—	—	(7,862,631)	(7,862,631)
Net realized gain/(loss) on investments	—	—	—	(60,522,923)	(60,522,923)
Net change in unrealized appreciation/(depreciation) on investments	—	—	—	(9,038,042)	(9,038,042)
Net loss on extinguishment of debt	—	—	—	(217,950)	(217,950)
Change in provision for deferred taxes on unrealized appreciation/(depreciation) on investments	—	—	—	(802,137)	(802,137)
Shareholder distributions:
Issuance of common shares pursuant to distribution reinvestment plan	772,088	772	3,842,359	—	3,843,131
Repurchase of common shares	(483,083)	(483)	(2,446,260)	—	(2,446,743)
Distributions from earnings	—	—	—	(10,760,287)	(10,760,287)
Total increase/(decrease) for the nine months ended September 30, 2020	289,005	289	1,396,099	(89,203,970)	(87,807,582)
Balance at September 30, 2020	102,571,371	$102,571	$870,963,784	$(367,811,216)	$503,255,139

See accompanying notes to consolidated financial statements.

Sierra Income Corporation

Consolidated Statements of Cash Flows

(unaudited)

	Nine Months Ended September 30,
	2021	2020
Cash flows from operating activities
NET INCREASE/(DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS:	$29,522,588	$(78,443,683)
ADJUSTMENT TO RECONCILE NET INCREASE/(DECREASE) IN NET ASSETS FROM OPERATIONS TO NET CASH PROVIDED BY/(USED IN) OPERATING ACTIVITIES:
Payment-in-kind interest income	(1,563,104)	(1,435,249)
Net amortization of premium on investments	(421,139)	208,642
Amortization of deferred financing costs	659,266	1,756,424
Net realized (gain)/loss on investments	(2,946,800)	60,522,923
Net change in unrealized (appreciation)/depreciation on investments	(17,672,537)	9,038,042
Purchases and originations	(112,027,303)	(89,377,350)
Proceeds from sale of investments and principal repayments	194,349,210	102,035,112
Loss on extinguishment of debt	—	217,950
(Increase)/decrease in operating assets:
Unsettled trades receivable	(6,699,020)	(582,371)
Interest receivable from investments	(377,067)	4,145,690
Deferred transaction costs	—	14,993,778
Prepaid expenses and other assets	(819,115)	(3,627,915)
Increase/(decrease) in operating liabilities:
Unsettled trades payable	(11,061)	—
Base management fee payable	(187,706)	(1,039,027)
Transaction costs payable	—	(495,930)
Accounts payable and accrued expenses	3,677,577	87,556
Administrator fees payable	41,060	49,675
Interest payable	(232,776)	(988,611)
Taxes payable	933,274	—
Deferred tax liability	625,852	802,137
NET CASH PROVIDED BY/(USED IN) OPERATING ACTIVITIES	86,851,199	17,867,793
Cash flows from financing activities:
Repayments of revolving credit facility	(66,000,000)	(148,100,000)
Payment of cash distributions	(6,172,682)	(6,917,156)
Financing costs paid	—	(86,683)
Repurchase of common shares	(5,049,062)	(2,446,743)
NET CASH PROVIDED BY/(USED IN) FINANCING ACTIVITIES	(77,221,744)	(157,550,582)
TOTAL INCREASE/(DECREASE) IN CASH	9,629,455	(139,682,789)
CASH, CASH EQUIVALENTS AT BEGINNING OF PERIOD	65,301,216	225,316,656
CASH, CASH EQUIVALENTS AT END OF PERIOD	$74,930,671	$85,633,867
Supplemental Information:
Cash paid during the period for interest	$3,474,912	$8,862,945
Supplemental non-cash information:
Issuance of common shares in connection with distribution reinvestment plan	$3,046,763	$3,843,131

See accompanying notes to consolidated financial statements.

Sierra Income Corporation

Consolidated Schedule of Investments

As of September 30, 2021

(unaudited)

Company(1)(2)	Industry	Type of Investment	Maturity	Par Amount	Cost	Fair Value	% of Net Assets(3)
Non-controlled/non-affiliated investments –	77.8%

AAAHI Acquisition Corporation	Transportation: Consumer	Senior Secured First Lien Term Loan LIBOR + 8.250%, 1.000% Floor (4) (6)	12/10/2023	$7,251,893	$7,251,893	$6,309,147	1.2%
				7,251,893	7,251,893	6,309,147
Alpine SG, LLC	High Tech Industries	Senior Secured First Lien Term Loan LIBOR + 8.500%, 1.000% Floor (4) (6) (14)	11/16/2022	1,262,051	1,242,468	1,263,691	0.2%
		Senior Secured First Lien Delayed Draw Term Loan LIBOR + 5.750%, 1.000% Floor (4) (6)	6/1/2028	2,410,036	2,361,836	2,361,836	0.4%
		Senior Secured First Lien Delayed Draw Term Loan LIBOR + 5.750%, 1.000% Floor (4) (6)	11/16/2022	6,165,725	6,165,664	5,993,084	1.1%
		Senior Secured First Lien Term Loan LIBOR + 5.750%, 1.000% Floor (4) (6)	11/16/2022	15,801,509	15,728,506	15,385,245	2.8%
				25,639,321	25,498,474	25,003,856
AMMC CLO 22, Limited Series 2018-22A	Multi-Sector Holdings	Subordinated Notes 13.917% effective yield (7) (8) (9)	4/25/2031	7,222,000	5,090,521	4,857,517	0.9%
				7,222,000	5,090,521	4,857,517
AMMC CLO 23, Ltd. Series 2020-23A	Multi-Sector Holdings	Subordinated Notes 15.361% effective yield (7) (8) (9)	10/17/2031	2,000,000	1,622,187	1,646,600	0.3%
				2,000,000	1,622,187	1,646,600
Apidos CLO XXIV, Series 2016-24A	Multi-Sector Holdings	Subordinated Notes 14.550% effective yield (4) (7) (8) (9)	7/20/2027	18,357,647	9,330,856	9,252,254	1.7%
				18,357,647	9,330,856	9,252,254
Arrow International Inc.	Hotel, Gaming & Leisure	Senior Secured First Lien Term Loan LIBOR + 7.250%, 1.250% Floor (6)	12/21/2025	10,000,000	10,000,000	10,000,000	1.8%
		Senior Secured First Lien Term Loan LIBOR + 7.250%, 1.250% Floor (10)	12/21/2025	5,000,000	5,000,000	5,000,000	0.9%
				15,000,000	15,000,000	15,000,000
Aviation Technical Services, Inc.	Aerospace & Defense	Senior Secured Second Lien Term Loan LIBOR + 8.500%, 1.000% Floor (4) (6)	3/31/2025	26,259,760	26,259,760	24,902,131	4.6%
				26,259,760	26,259,760	24,902,131

Company(1)(2)	Industry	Type of Investment	Maturity	Par Amount	Cost	Fair Value	% of Net Assets(3)
Brook & Whittle Holding Corp.	Containers, Packaging & Glass	Senior Secured First Lien Delayed Draw Term Loan LIBOR + 5.250%, 1.000% Floor (4) (6)	10/17/2024	—	—	—	—%
		Senior Secured First Lien Delayed Draw Term Loan LIBOR + 5.250%, 1.000% Floor (4) (6)	10/17/2024	3,664,919	3,653,930	3,664,919	0.7%
		Senior Secured First Lien Term Loan LIBOR + 5.750%, 1.000% Floor (4) (6)	10/17/2024	2,081,164	2,081,164	2,081,164	0.4%
				5,746,083	5,735,094	5,746,083
Cardenas Markets, LLC	Retail	Senior Secured First Lien Term Loan LIBOR + 6.250%, 1.000% Floor (6)	6/3/2027	2,000,000	1,980,000	1,971,000	0.4%
				2,000,000	1,980,000	1,971,000
CM Finance SPV LLC	Banking, Finance, Insurance & Real Estate	Subordinated Notes 3.000% (4) (5) (11)	6/24/2021	35,600	35,600	—	—%
				35,600	35,600	—
CPI International, Inc.	Aerospace & Defense	Senior Secured Second Lien Term Loan LIBOR + 7.250%, 1.000% Floor (4) (12)	7/28/2025	8,575,302	8,561,483	8,022,195	1.5%
				8,575,302	8,561,483	8,022,195
CT Technologies Intermediate Holdings, Inc.	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loan LIBOR + 5.000%, 1.000% Floor (4) (12)	12/16/2025	4,999,937	4,983,144	5,007,937	0.9%
				4,999,937	4,983,144	5,007,937
DataOnline Corp.	High Tech Industries	Revolving Credit Facility LIBOR + 6.250%, 1.000% Floor (4) (6)	11/13/2025	2,142,857	2,142,857	2,105,571	0.4%
		Senior Secured First Lien Term Loan LIBOR + 6.250%, 1.000% Floor (4) (6)	11/13/2025	14,737,500	14,737,500	14,529,701	2.7%
				16,880,357	16,880,357	16,635,272
Dryden 43 Senior Loan Fund, Series 2016-43A	Multi-Sector Holdings	Subordinated Notes 14.561% effective yield (4) (7) (8) (9)	7/20/2029	3,620,000	2,415,714	2,300,872	0.4%
				3,620,000	2,415,714	2,300,872
Dryden 49 Senior Loan Fund, Series 2017-49A	Multi-Sector Holdings	Subordinated Notes 15.468% effective yield (4) (7) (8) (9)	7/18/2030	17,233,288	11,434,494	11,103,407	2.0%
				17,233,288	11,434,494	11,103,407
Envision Healthcare Corporation	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loan LIBOR + 3.750% (4) (12)	10/10/2025	48,625	34,949	43,184	—%
				48,625	34,949	43,184

Company(1)(2)	Industry	Type of Investment	Maturity	Par Amount	Cost	Fair Value	% of Net Assets(3)
GC EOS Buyer Inc.	Automotive	Senior Secured First Lien Term Loan LIBOR + 4.500% (4) (12)	8/1/2025	2,493,573	2,481,723	2,465,895	0.5%
				2,493,573	2,481,723	2,465,895
Glass Mountain Pipeline Holdings, LLC	Energy: Oil & Gas	Senior Secured First Lien Term Loan LIBOR + 4.500%, 1.000% Floor (4) (5) (12)	12/23/2024	48,375	25,468	16,448	—%
				48,375	25,468	16,448
Golden West Packaging Group LLC	Forest Products & Paper	Senior Secured First Lien Term Loan LIBOR + 5.250%, 1.000% Floor (4) (12)	6/20/2023	1,323,073	1,323,073	1,302,698	0.2%
				1,323,073	1,323,073	1,302,698
Holland Acquisition Corp.	Energy: Oil & Gas	Senior Secured First Lien Term Loan LIBOR + 9.000%, 1.000% Floor (5) (6) (11)	5/29/2020	3,754,497	3,634,434	—	—%
				3,754,497	3,634,434	—
Hylan Datacom & Electrical LLC	Construction & Building	Senior Secured First Lien Term Loan LIBOR + 10.000%, 1.000% Floor (4) (5) (6)	7/25/2022	15,603,165	15,427,675	8,581,741	1.6%
		Senior Secured First Lien Term Loan LIBOR + 10.000%, 1.000% Floor (4) (6)	7/25/2021	354,887	342,466	354,887	0.1%
				15,958,052	15,770,141	8,936,628
Innovative XCessories & Services, LLC	Automotive	Senior Secured First Lien Term Loan LIBOR + 5.200%, 1.000% Floor (4) (10)	3/5/2027	2,953,865	2,930,793	2,942,050	0.5%
				2,953,865	2,930,793	2,942,050
Iqor US Inc.	Services: Business	Senior Secured First Lien Term Loan LIBOR + 7.500%, 1.000% Floor (4) (12)	11/19/2024	2,716,876	2,673,564	2,778,006	0.5%
				2,716,876	2,673,564	2,778,006
Isagenix International, LLC	Wholesale	Senior Secured First Lien Term Loan LIBOR + 5.750%, 1.000% Floor (4) (6)	6/16/2025	1,677,804	1,650,966	1,392,578	0.3%
				1,677,804	1,650,966	1,392,578
Isola USA Corp.	High Tech Industries	Senior Secured Second Lien Term Loan LIBOR + 9.500%, 1.000% Floor, PIK (5) (6) (14)	1/2/2023	12,167,739	6,958,657	8,517,417	1.6%
		Common Units - 10,283,782 units (13)		—	—	—	—%
				12,167,739	6,958,657	8,517,417
Ivanti Software, Inc.	High Tech Industries	Senior Secured Second Lien Term Loan LIBOR + 8.500%, 1.000% Floor (4) (6)	12/1/2028	6,000,000	6,000,000	6,051,000	1.1%
				6,000,000	6,000,000	6,051,000
JFL-WCS Partners, LLC	Environmental Industries	Common Units - 70,412 units (4) (13)		—	88,159	4,661,274	0.9%
				—	88,159	4,661,274
JFL-NGS Partners, LLC	Environmental Industries	Preferred units - 6,375,000 units 12.500%		—	6,556,485	9,243,750	1.7%
		Common Units - 3,252.95 units (13)		—	1,125,000	2,503,178	0.5%
				—	7,681,485	11,746,928

Company(1)(2)	Industry	Type of Investment	Maturity	Par Amount	Cost	Fair Value	% of Net Assets(3)
K&N Parent, Inc.	Automotive	Senior Secured First Lien Term Loan LIBOR + 4.750%, 1.000% Floor (12)	10/20/2023	7,964,693	7,646,105	7,543,360	1.4%
		Senior Secured Second Lien Term Loan LIBOR + 8.750%, 1.000% Floor (12)	10/21/2024	2,000,000	1,751,355	1,675,000	0.3%
				9,964,693	9,397,460	9,218,360
Keystone Acquisition Corp.	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loan LIBOR + 5.250%, 1.000% Floor (4) (6)	5/1/2024	1,770,300	1,733,312	1,744,808	0.3%
		Senior Secured Second Lien Term Loan LIBOR + 9.250%, 1.000% Floor (4) (6)	5/1/2025	7,000,000	6,934,869	6,932,100	1.3%
				8,770,300	8,668,181	8,676,908
KNB Holdings Corporation	Consumer Goods: Durable	Senior Secured First Lien Term Loan LIBOR + 5.500%, 1.000% Floor (12)	4/26/2024	1,945,946	1,500,712	1,655,611	0.3%
				1,945,946	1,500,712	1,655,611
Lifestyle Intermediate II, LLC	Consumer Goods: Durable	Senior Secured First Lien Term Loan LIBOR + 7.000%, 1.000% Floor (4)	1/26/2026	3,214,295	3,214,295	3,214,295	0.6%
		Senior Secured First Lien Term Loan LIBOR + 7.000%, 1.000% Floor (4) (14)	1/26/2026	1,166,667	1,166,667	1,166,667	0.2%
				4,380,962	4,380,962	4,380,962
LogMeIn, Inc.	High Tech Industries	Senior Secured First Lien Term Loan LIBOR + 4.750%, 1.000% Floor (4) (12)	8/31/2027	1,985,000	1,961,373	1,984,206	0.4%
				1,985,000	1,961,373	1,984,206
Magnetite XIX, Limited	Multi-Sector Holdings	Subordinated Notes LIBOR + 8.770% (6) (7) (8) (9)	4/17/2034	5,250,000	5,092,500	5,250,000	1.0%
		Subordinated Notes 16.339% effective yield (4) (7) (8) (9)	7/17/2030	13,730,209	8,359,988	8,569,023	1.6%
				18,980,209	13,452,488	13,819,023
Offen Inc.	Transportation: Cargo	Senior Secured First Lien Term Loan LIBOR + 5.000% (4) (12)	6/21/2026	3,926,361	3,899,642	3,902,018	0.7%
				3,926,361	3,899,642	3,902,018
Path Medical, LLC	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loan LIBOR + 13.000%, 1.000% Floor, PIK (4) (5) (12)	10/11/2021	11,763,979	8,703,195	—	—%
		Senior Secured First Lien Term Loan LIBOR + 9.500%, 1.000% Floor, PIK (4) (5) (12)	10/11/2021	8,464,916	8,021,285	4,655,704	0.9%
		Warrants - 36,716 warrants (4) (13)	1/9/2027	—	669,709	—	—%
				20,228,895	17,394,189	4,655,704
PetroChoice Holdings, Inc.	Chemicals, Plastics & Rubber	Senior Secured Second Lien Term Loan LIBOR + 8.750%, 1.000% Floor (4) (6)	8/21/2023	9,000,000	9,000,000	8,364,600	1.5%
				9,000,000	9,000,000	8,364,600
Polymer Solutions Group Holdings, LLC	Chemicals, Plastics & Rubber	Senior Secured First Lien Term Loan LIBOR + 7.000%, 1.000% Floor (4) (12)	1/1/2023	1,039,254	1,039,254	1,023,873	0.2%
				1,039,254	1,039,254	1,023,873
Proppants Holdings, LLC	Energy: Oil & Gas	Common Units - 1,506,254 units (13)		—	890,481	18,828	—%
		Common Units - 161,852 units (13)		—	8,832	—	—%
				—	899,313	18,828
PT Network, LLC	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loan LIBOR + 5.500%, 1.000% Floor, 2.00% PIK (4) (10)	11/30/2023	8,136,436	7,879,566	8,049,376	1.5%
		Membership Units - 1.441 units (4) (13)		—	—	—	—%
				8,136,436	7,879,566	8,049,376
RA Outdoors, LLC	High Tech Industries	Senior Secured First Lien Term Loan LIBOR + 6.750%, 1.000% Floor (4) (12) (14)	4/8/2026	18,765,432	18,765,432	18,577,778	3.4%
				18,765,432	18,765,432	18,577,778

Company(1)(2)	Industry	Type of Investment	Maturity	Par Amount	Cost	Fair Value	% of Net Assets(3)
RateGain Technologies, Inc.	Hotel, Gaming & Leisure	Subordinated Notes (4) (11) (13)	7/31/2020	386,854	363,936	386,854	0.1%
		Subordinated Notes (4) (11) (13)	7/31/2021	476,190	476,190	476,190	0.1%
				863,044	840,126	863,044
Redwood Services Group, LLC	Services: Business	Senior Secured First Lien Term Loan LIBOR + 8.500%, 1.000% Floor (4) (6)	6/6/2023	3,970,000	3,970,000	3,981,910	0.7%
		Senior Secured First Lien Term Loan LIBOR + 6.000%, 1.000% Floor (4) (12)	6/6/2023	22,436,105	22,436,105	22,021,037	4.0%
		Senior Secured First Lien Term Loan LIBOR + 8.500%, 1.000% Floor (4) (12)	6/6/2023	728,511	716,354	728,511	0.1%
				27,134,616	27,122,459	26,731,458
Resolute Investment Managers, Inc.	Banking, Finance, Insurance & Real Estate	Senior Secured Second Lien Term Loan LIBOR + 8.000%, 1.000% Floor (4) (6)	4/30/2025	5,081,120	5,060,559	5,093,823	0.9%
				5,081,120	5,060,559	5,093,823
Rhombus Cinema Holdings, LP	Media: Diversified & Production	Preferred Equity - 7,449 shares 10.000% PIK (4) (5) (13)		—	4,584,207	—	—%
		Common Units - 3,163 units (4) (13)		—	2,864,831	—	—%
		Common Units - 3,163 units (4) (13)		—	297,962	—	—%
				—	7,747,000	—
RTIC Subsidiary Holdings, LLC	Consumer Goods: Durable	Senior Secured First Lien Term Loan LIBOR + 7.750%, 1.250% Floor (4) (6)	9/1/2025	9,812,891	9,812,891	9,887,469	1.8%
		Revolving Credit Facility LIBOR + 7.750%, 1.250% Floor (4) (6) (14)	9/1/2025	793,651	793,651	793,651	0.1%
		Senior Secured First Lien Term Loan LIBOR + 7.750%, 1.250% Floor (4) (12)	9/1/2025	788,690	788,691	780,804	0.1%
		Preferred Class A units - 145.347 units (13)		—	145,347	145,347	—%
		Preferred Class B units - 145.347 units (13)		—	145,347	145,347	—%
		Common units - 153 units (13)		—	15,300	28,610	—%
				11,395,232	11,701,227	11,781,228
SavATree, LLC	Environmental Industries	Senior Secured First Lien Term Loan LIBOR + 5.000%, 1.000% Floor (4) (6)	6/2/2022	4,250,921	4,250,921	4,250,921	0.8%
				4,250,921	4,250,921	4,250,921
Simplified Logistics, LLC	Services: Business	Senior Secured First Lien Term Loan LIBOR + 6.500%, 1.000% Floor (4) (6) (14)	2/27/2024	18,155,679	18,155,679	18,030,404	3.3%
				18,155,679	18,155,679	18,030,404
SMART Financial Operations, LLC	Retail	Preferred Equity - 1,000,000 units (4) (13)		—	1,000,000	490,000	0.1%
				—	1,000,000	490,000

Company(1)(2)	Industry	Type of Investment	Maturity	Par Amount	Cost	Fair Value	% of Net Assets(3)
Smile Doctors, LLC	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loan LIBOR + 6.000%, 1.000% Floor (4) (6)	10/6/2022	13,701,350	13,689,162	13,546,525	2.5%
				13,701,350	13,689,162	13,546,525
Sound Point CLO XX, Ltd.	Multi-Sector Holdings	Subordinated Notes 9.402% effective yield (4) (7) (8) (9)	7/26/2031	4,489,000	3,174,273	2,718,987	0.5%
				4,489,000	3,174,273	2,718,987
Team Car Care, LLC	Automotive	Senior Secured First Lien Term Loan LIBOR + 8.000%, 1.000% Floor (4) (6)	2/23/2023	13,075,430	13,075,430	12,996,978	2.4%
				13,075,430	13,075,430	12,996,978
Team Services Group	Services: Consumer	Senior Secured First Lien Term Loan LIBOR + 5.000%, 1.000% Floor (4) (12)	12/20/2027	9,962,469	9,765,817	9,925,608	1.8%
		Senior Secured Second Lien Term Loan LIBOR + 9.000%, 1.000% Floor (4) (12)	12/18/2028	5,000,000	4,862,313	5,041,000	0.9%
				14,962,469	14,628,130	14,966,608
The Octave Music Group, Inc.	Media: Diversified & Production	Senior Secured First Lien Term Loan LIBOR + 5.250%, 1.000% Floor, 0.75% PIK (4) (12)	5/29/2025	7,655,172	7,601,135	7,578,621	1.4%
				7,655,172	7,601,135	7,578,621
Thermacell Repellents, Inc.	Consumer Goods: Durable	Revolving Credit Facility LIBOR + 6.250%, 1.000% Floor (4) (12)	12/4/2026	—	—	—	—%
		Senior Secured First Lien Term Loan LIBOR + 6.250%, 1.000% Floor (4) (12) (14)	12/4/2026	2,787,150	2,742,830	2,737,279	0.5%
				2,787,150	2,742,830	2,737,279
Time Manufacturing Acquisition, LLC	Capital Equipment	Senior Secured First Lien Term Loan LIBOR + 5.000%, 1.000% Floor (4)	2/3/2023	2,452,942	2,452,771	2,438,224	0.4%
				2,452,942	2,452,771	2,438,224
True Religion Apparel, Inc.	Retail	Common units - 2.713 units (13)		—	—	—	—%
		Preferred Equity - 2.818 units (13)		—	12,094	—	—%
				—	12,094	—
Velocity Pooling Vehicle, LLC	Automotive	Common Units - 4,676 units (4) (13)		—	259,938	34,649	—%
		Warrants - 5,591 warrants (4) (13)	3/30/2028	—	310,802	41,429	—%
				—	570,740	76,078
Vision Solutions, Inc.	High Tech Industries	Senior Secured Second Lien Term Loan LIBOR + 7.250%, 1.000% Floor, 0.75% (6)	4/23/2029	6,500,000	6,438,973	6,502,600	1.2%
				6,500,000	6,438,973	6,502,600
VOYA CLO 2015-2, LTD.	Multi-Sector Holdings	Subordinated Notes 0.026% effective yield (4) (7) (8) (9)	7/19/2028	10,735,659	4,846,889	3,674,816	0.7%
				10,735,659	4,846,889	3,674,816
VOYA CLO 2016-2, LTD.	Multi-Sector Holdings	Subordinated Notes 7.618% effective yield (4) (7) (8) (9)	7/19/2028	11,088,290	6,341,789	4,996,383	0.9%
				11,088,290	6,341,789	4,996,383
Walker Edison Furniture Company LLC	Consumer Goods: Durable	Common Units - 2,000 units (4) (13)		—	—	3,148,399	0.6%
				—	—	3,148,399
Watermill-QMC Midco, Inc.	Automotive	Equity - 1.62% partnership interest (4) (13)		—	902,277	—	—%
				—	902,277	—
Wawona Delaware Holdings, LLC	Beverage & Food	Senior Secured First Lien Term Loan LIBOR + 4.750% (4) (6)	9/11/2026	45,050	43,055	42,122	—%
				45,050	43,055	42,122
West Dermatology, LLC	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loan LIBOR + 7.500%, 1.000% Floor (4) (6)	2/11/2025	1,667,425	1,667,425	1,667,425	0.3%
		Senior Secured First Lien Delayed Draw Term Loan LIBOR + 7.500%, 1.000% Floor (4) (6) (14)	2/11/2025	866,447	874,331	886,663	0.2%
		Revolving Credit Facility LIBOR + 6.000%, 1.000% Floor, 0.75% PIK (4) (6) (14)	2/11/2025	220,994	220,994	220,994	—%
		Senior Secured First Lien Term Loan LIBOR + 6.000%, 1.000% Floor, 0.750% PIK (4) (6) (14)	2/11/2025	4,727,338	4,724,870	4,727,338	0.9%
				7,482,204	7,487,620	7,502,420
Wok Holdings Inc.	Retail	Senior Secured First Lien Term Loan LIBOR + 6.250% (4) (12)	3/1/2026	48,750	34,735	48,038	—%
				48,750	34,735	48,038

Total non-controlled/non-affiliated investments					$451,491,435	$423,154,580	77.8%

Company(1)(2)	Industry	Type of Investment	Maturity	Par Amount	Cost	Fair Value	% of Net Assets(3)
Non-controlled/affiliated investments –	3.5%
1888 Industrial Services, LLC	Energy: Oil & Gas	Revolving Credit Facility LIBOR + 5.000%, 1.000% Floor (4) (6) (14)	9/30/2021	1,243,924	1,243,924	1,081,846	0.2%
		Senior Secured First Lien Term Loan LIBOR + 5.000%, 1.000% Floor (4) (5) (12)	9/30/2021	431,176	431,176	—	—%
		Senior Secured First Lien Term Loan LIBOR + 5.000%, 1.000% Floor, PIK (4) (5) (6)	9/30/2021	3,698,023	3,315,574	—	—%
		Senior Secured First Lien Term Loan LIBOR + 8.000%, 1.000% Floor, PIK (4) (5) (6)	9/30/2021	9,935,291	6,816,029	—	—%
		Units - 6,122.765 units (4) (7) (13)		—	—	—	—%
				15,308,414	11,806,703	1,081,846
Caddo Investors Holdings 1 LLC	Forest Products & Paper	Equity - 12.250% LLC Interest (4) (16)		—	5,072,149	6,986,351	1.3%
				—	5,072,149	6,986,351
Charming Charlie LLC	Retail	Senior Secured First Lien Delayed Draw Term Loan 20.000% (5)	5/28/2022	769,967	769,967	396,225	0.1%
		Senior Secured First Lien Term Loan LIBOR + 10.000%, 1.000% Floor (5) (6)	4/24/2023	7,590,773	5,859,128	—	—%
		Senior Secured First Lien Term Loan 20.000% (5)	5/15/2022	138,517	138,517	71,281	—%
		Common Stock - 34,923,249 shares (7) (13)		—	—	—	—%
				8,499,257	6,767,612	467,506
Dynamic Energy Services International LLC	Energy: Oil & Gas	Senior Secured First Lien Term Loan 13.500% PIK (4) (5) (6)	12/31/2021	7,378,116	3,810,060	—	—%
		Common Units - 6,500,000 shares (5) (13)		—	—	—	—%
				7,378,116	3,810,060	—
Kemmerer Operations, LLC	Metals & Mining	Senior Secured First Lien Term Loan 15.000% PIK (4)	6/21/2023	2,381,985	2,381,985	2,381,985	0.4%
		Senior Secured First Lien Delayed Draw Term Loan 15.000% PIK (4) (14)	6/21/2023	163,915	163,915	163,915	—%
		Common Units - 6.7797 units (4) (13)		—	962,718	1,411,308	0.3%
				2,545,900	3,508,618	3,957,208
MCM 500 East Pratt Holdings, LLC	Banking, Finance, Insurance & Real Estate	Equity - 5,000,000 units (7)		—	5,000,000	6,350,000	1.2%
				—	5,000,000	6,350,000

Total non-controlled/affiliated investments(15)					35,965,142	18,842,911	3.5%

Controlled investments	18.8%

Black Angus Steakhouses, LLC	Hotel, Gaming & Leisure	Senior Secured First Lien Term Loan LIBOR + 9.000%, 1.000% Floor, PIK (4) (5) (6)	6/30/2022	23,265,757	20,457,589	10,751,106	2.0%
		Senior Secured First Lien Term Loan LIBOR + 9.000%, 1.000% Floor (4) (6)	6/30/2022	1,897,321	1,897,321	1,897,321	0.3%
		Senior Secured First Lien Term Loan LIBOR + 9.000%, 1.000% Floor (4) (12) (14)	6/30/2022	3,750,000	3,750,000	3,750,000	0.7%
		Equity - 44.60% of outstanding equity (4) (7) (13)		—	—	—	—%
				28,913,078	26,104,910	16,398,427
Sierra Senior Loan Strategy JV I LLC	Multi-Sector Holdings	Equity - 89.01% ownership of SIC Senior Loan Strategy JV I LLC (7) (16)		—	110,050,000	85,872,235	15.8%
				—	110,050,000	85,872,235

Total controlled investments(15)					136,154,910	102,270,662	18.8%

Total investments					$623,611,487	$544,268,153	100.0%

Money Market Fund	8.6%
Federated Institutional Prime Obligations Fund		Money Market 0.010% (17)		$18,473,764	$18,473,764	$18,473,764	3.4%
State Street Institutional Liquid Reserves Fund		Money Market 0.050% (17)		28,572,714	28,578,428	28,575,571	5.3%
Total money market fund				$47,046,478	$47,052,192	$47,049,335	8.6%

(1)	All of the Company's investments are domiciled in the United States except for AMMC CLO 22, Limited Series 2018-22A, AMMC CLO 23, Ltd. Series 2020-23A, Apidos CLO XXIV, Series 2016-24A, Dryden 43 Senior Loan Fund, Series 2016-43A, Dryden 49 Senior Loan Fund, 2017-49A, Magnetite XIX, Limited, Sound Point CLO XX, Ltd., VOYA CLO 2016-2, LTD., and VOYA CLO 2015-2, LTD., which are all domiciled in the Cayman Islands. All foreign investments were denominated in US Dollars.
(2)	Unless otherwise indicated, all securities are valued using significant unobservable inputs, which are categorized as Level 3 assets under the definition of ASC 820 fair value hierarchy.
(3)	Percentage is based on net assets of $544,041,783 as of September 30, 2021.
(4)	An affiliated fund that is managed by an affiliate of SIC Advisors LLC also holds an investment in this security.
(5)	The investment was on non-accrual status as of September 30, 2021.
(6)	The interest rate on these loans is subject to a base rate plus 3 Month "3M" LIBOR, which at September 30, 2021 was 0.13%. The interest rate is subject to a minimum LIBOR floor.
(7)	The investment is not a qualifying asset under Section 55 of the Investment Company Act of 1940 (the "1940 Act"). Non-qualifying assets represent 26.9% of the Company's portfolio at fair value.
(8)

Securities are exempt from registration under Rule 144A of the Securities Act of 1933. These securities represent a fair value of  $54,369,859 or 10.0% of net assets, and a combined cost of $57,709,211 as of September 30, 2021 and are considered restricted securities. The acquisition date and fair value of each restricted security are as follows;

Company	Type of Investment	Acquisition Date	Fair Value
AMMC CLO 22, Limited Series 2018-22A	Subordinated Notes	03/08/18	4,857,517
AMMC CLO 23, Ltd. Series 2020-23A	Subordinated Notes	11/12/20	1,646,600
Apidos CLO XXIV, Series 2016-24A	Subordinated Notes	07/22/16	9,252,254
Dryden 43 Senior Loan Fund, Series 2016-43A	Subordinated Notes	07/15/16	2,300,872
Dryden 49 Senior Loan Fund, Series 2017-49A	Subordinated Notes	06/19/17	11,103,407
Magnetite XIX, Limited	Subordinated Notes	03/24/21	5,250,000
Magnetite XIX, Limited	Subordinated Notes	06/29/17	8,569,023
Sound Point CLO XX, Ltd.	Subordinated Notes	06/27/18	2,718,987
VOYA CLO 2015-2, LTD.	Subordinated Notes	03/22/19	3,674,816
VOYA CLO 2016-2, LTD.	Subordinated Notes	06/07/16	4,996,383

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

(10)	The interest rate on these loans is subject to a base rate plus 6 month "6M" LIBOR, which at September 30, 2021, 2021 was 0.16%. The interest rate is subject to a minimum LIBOR floor.
(11)	The investment is past due as of September 30, 2021
(12)	The interest rate on these loans is subject to a base rate plus 1 Month "1M" LIBOR, which at September 30, 2021 was 0.08%. The interest rate is subject to a minimum LIBOR floor.
(13)	Security is non-income producing.
(14)	The investment has an unfunded commitment as of September 30, 2021. For further details see Note 10. Fair value includes an analysis of the unfunded commitment.
(15)

Non-controlled/affiliated investments are defined by the 1940 Act as investments in companies in which the Company owns at least 5% but no more than 25% of the voting securities or we are under common control with such portfolio company. Controlled investments are defined by the 1940 Act as investments in companies in which the Company owns more than 25% of the voting securities or maintains greater than 50% of the board representation.

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

SIERRA INCOME CORPORATION

Notes to Consolidated Financial Statements

September 30, 2021

(unaudited)

Note 1. Organization

Sierra Income Corporation (the “Company”) was incorporated under the general corporation laws of the State of Maryland on June 13, 2011 and formally commenced operations on April 17, 2012. The Company is an externally managed, non-diversified closed-end management investment company that has elected to be treated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the "1940 Act"). The Company is externally managed by SIC Advisors LLC (“SIC Advisors”), an investment adviser registered with the Securities and Exchange Commission (the “SEC”) under the Investment Advisers Act of 1940, as amended (the “Advisers Act”). SIC Advisors is a wholly owned subsidiary of Medley LLC. On March 7, 2021, Medley LLC commenced a voluntary case (the “Medley Bankruptcy Case”) under chapter 11 of title 11 of the United States Code in the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”). See Note 14 for more information about the chapter 11 plan confirmed by the Bankruptcy Court on October 14, 2021 and that became effective on October 18, 2021.

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

Agreement and Plan of Merger
On September 21, 2021, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) by and among Barings BDC, Inc., a Maryland corporation (“BBDC”), Mercury Acquisition Sub, Inc., a Maryland corporation and a direct wholly owned subsidiary of BBDC (“Acquisition Sub”), the Company and Barings LLC, a Delaware limited liability company and investment adviser to BBDC (“Barings”). The Merger Agreement provides that, on the terms and subject to the conditions set forth in the Merger Agreement, Acquisition Sub will merge with and into the Company, with the Company continuing as the surviving company and as a wholly owned subsidiary of BBDC (the “First Merger”) and, immediately thereafter, the Company will merge with and into BBDC, with BBDC continuing as the surviving company (together with the First Merger, the “Merger”). The boards of directors of both BBDC and the Company, including all of the respective independent directors, have approved the Merger Agreement and the transactions contemplated therein. The parties to the Merger Agreement intend the Merger to be treated as a “reorganization” within the meaning of Section 368(a) of the Code.

In the First Merger, each share of the Company’s common stock issued and outstanding immediately prior to the effective time of the First Merger (excluding any shares cancelled pursuant to the Merger Agreement) will be converted into the right to receive (i) $0.9783641 per share in cash, without interest, from Barings (such amount of cash, the “Cash Consideration”) and (ii) 0.44973 (such ratio, as may be adjusted pursuant to the Merger Agreement, the “Exchange Ratio”) of a validly issued, fully paid and non-assessable share of BBDC common stock, par value $0.001 per share (the “Share Consideration” and, together with the Cash Consideration, the “Merger Consideration”).

The Merger Agreement contains representations, warranties and covenants, including, among others, covenants relating to the operation of each of the Company’s and BBDC’s businesses during the period prior to the closing of the Merger. The Company and BBDC have agreed to convene and hold stockholder meetings for the purpose of obtaining the approvals required of the Company’s and BBDC’s stockholders, respectively, and the boards of directors of the Company and BBDC have agreed to recommend that their respective stockholders approve the applicable proposals (as described below).

The Merger Agreement provides that the Company shall not, and shall cause its subsidiaries and instruct its representatives not to, directly or indirectly, solicit proposals relating to alternative transactions, or, subject to certain exceptions, initiate or participate in discussions or negotiations regarding, or provide information with respect to, any proposal for an alternative transaction. However, the Company’s board of directors may, subject to certain conditions, change its recommendation to the Company’s stockholders or, on payment of a termination fee of $11.0 million to BBDC and the reimbursement of up to $2.0 million in expenses incurred by BBDC and Barings, terminate the Merger Agreement and enter into an Alternative Acquisition Agreement (as defined in the Merger Agreement) for a Superior Proposal (as defined in the Merger Agreement) if it determines in good faith, after consultation with its outside legal counsel, that failure to do so would be inconsistent with the directors’ duties under applicable law.

Consummation of the First Merger, which is currently anticipated to occur during the first quarter of fiscal year 2022, is subject to certain customary closing conditions, including (1) approval of the First Merger by the holders of at least a majority of the outstanding shares of the Company’s common stock entitled to vote thereon, (2) approval of the issuance of BBDC common stock to be issued in the First Merger by a majority of the votes cast by the BBDC stockholders on the matter at the BBDC stockholders meeting, (3) approval of the issuance of BBDC’s common stock in connection with the First Merger at a price below the then-current net asset value per share of BBDC common stock, if applicable, by the vote specified in Section 63(2)(A) of the 1940 Act, (4) the absence of certain legal impediments to the consummation of the First Merger, (5) effectiveness of the registration statement for the BBDC common stock to be issued as consideration in the First Merger, (6) approval for listing on the New York Stock Exchange of the BBDC common stock to be issued as consideration in the First Merger, (7) subject to certain materiality standards, the accuracy of the representations and warranties and compliance with the covenants of each party to the Merger Agreement, and (8) required regulatory approvals (including expiration of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, or early termination thereof).

Barings, as party to the Merger Agreement, agreed to vote all shares of BBDC common stock over which it has voting power (other than in its fiduciary capacity) in favor of the proposals to be submitted by BBDC to its stockholders for approval relating to the Merger.

In addition, the Company and BBDC will take steps necessary to provide for the repayment at closing of the Alpine Credit Facility (as defined below). The Merger Agreement also contains certain termination rights in favor of BBDC and the Company, including if the First Merger is not completed on or before March 31, 2022 or if the requisite approvals of the Company stockholders or BBDC stockholders are not obtained.

Further, BBDC will enter into an amendment and restatement of its investment advisory agreement with Barings, effective as of the closing of the Merger, to raise the annualized hurdle rate thereunder from 8.0% to 8.25%. Following the closing of the Merger, BBDC will also enter into a credit support agreement with Barings, for the benefit of the combined company, to protect against net cumulative unrealized and realized losses of up to $100.0 million on the acquired Company investment portfolio over the next ten years.

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

The Company holds debt investments that contain a payment-in-kind ("PIK") interest provision. PIK interest, which represents contractually deferred interest added to the investment balance that is generally due at maturity, is recorded on an accrual basis to the extent such amounts are expected to be collected. PIK interest is not accrued if the Company does not expect the issuer to be able to pay all principal and interest when due. For the three and nine months ended September 30, 2021, the Company earned PIK interest of $392,194 and $1,563,104, respectively. For the three and nine months ended September 30, 2020, the Company earned PIK interest of $194,969 and $1,435,249, respectively.

Investment transactions are accounted for on a trade-date basis. Realized gains or losses on investments are measured by the difference between the net proceeds from the disposition and the amortized cost basis of investment, without regard to unrealized gains or losses previously recognized. For the three and nine months ended September 30, 2021, the Company did not recognize any realized gains or losses related to certain non-cash restructuring transactions. For the three and nine months ended September 30, 2020, the Company recognized realized losses on investments of $1,244,758 related to certain non-cash restructuring transactions. The Company reports changes in fair value of investments that are measured at fair value as a component of the net change in unrealized appreciation/(depreciation) on investments in the Consolidated Statements of Operations.

Management reviews all loans that become 90 days or more past due on principal and interest or when there is reasonable doubt that principal or interest will be collected for possible placement on management's designation of non-accrual status. Accrued interest is generally reserved when a loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment regarding collectability. Loans on non-accrual status are restored to accrual status when past due principal and interest is paid and, in management’s judgment, are likely to remain current, although the Company may make exceptions to this general rule if the loan has sufficient collateral value and is in the process of collection. As of September 30, 2021, certain investments in eleven portfolio companies were on non-accrual status with a combined cost of $88,988,561, or 14.3% of the cost of the Company's portfolio, and a combined fair value of $32,989,921, or 6.1% of the fair value of the Company's portfolio. As of December 31, 2020, certain investments in twelve portfolio companies were on non-accrual status with a combined cost of $83,537,754, or 11.9% of the cost of the Company's portfolio, and a combined fair value of $30,649,219, or 5.1% of the fair value of the Company's portfolio.

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

The Taxable Subsidiaries accrue income taxes payable based on the applicable corporate rates on the unrealized gains generated by the investments held by the Taxable Subsidiaries. As of September 30, 2021 and December 31, 2020, the Company recorded a deferred tax liability of $3,016,448 and $2,390,596, respectively, on the Consolidated Statements of Assets and Liabilities. The change in deferred tax liabilities is included as a component of net realized and unrealized gain/(loss) on investments on the Consolidated Statements of Operations.

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

The Company accounts for income taxes in conformity with ASC Topic 740 - Income Taxes (“ASC 740”). ASC 740 provides guidelines for how uncertain tax positions should be recognized, measured, presented and disclosed in financial statements. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions deemed to meet the “more-likely-than-not” threshold would be recorded as a tax benefit or expense in the current period. The Company recognizes interest and penalties, if any, related to unrecognized tax benefits as income tax expense in the Consolidated Statements of Operations. There were no interest or penalties due to material uncertain income tax positions at September 30, 2021 and December 31, 2020.

As of September 30, 2021, for U.S. federal income tax purposes, the aggregate gross unrealized appreciation and the aggregate gross unrealized depreciation are $18,465,124 and $85,362,419, respectively. As of September 30, 2021, net unrealized depreciation is $66,897,295 based on a tax basis cost of $610,942,881.

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

Recent Accounting Pronouncements

In March 2020, the FASB issued ASU 2020-04, "Reference rate reform (Topic 848)—Facilitation of the effects of reference rate reform on financial reporting." The amendments in this update provide optional expedients and exceptions for applying U.S. GAAP to certain contracts and hedging relationships that reference LIBOR or another reference rate expected to be discontinued due to reference rate reform and became effective upon issuance for all entities. The Company has agreements that have LIBOR as a reference rate with certain portfolio companies and also with our lender, including financial instruments that mature before and after December 31, 2021, when certain LIBOR reference rates will be discontinued. Many of these agreements, including the credit agreement relating to the Alpine Credit Facility, include language for choosing an alternative successor rate if LIBOR reference is no longer considered to be appropriate. With respect to other agreements, the Company intends to work with its portfolio companies and lenders to modify agreements to choose an alternative successor rate. Contract modifications are required to be evaluated in determining whether the modifications result in the establishment of new contracts or the continuation of existing contracts. The standard is effective as of March 12, 2020 through December 31, 2022 and the Company plans to apply the amendments in this update to account for contract modifications due to changes in reference rates. The Company does not believe that it will have a material impact on its consolidated financial statements and disclosures.

Note 3. Investments

The following table shows the amortized cost and the fair value of the Company’s portfolio investments as of September 30, 2021:

	Amortized Cost	Percentage	Fair Value	Percentage
Senior secured first lien term loans	$342,236,943	54.9%	$286,852,679	52.7%
Senior secured second lien term loans	81,827,969	13.1	81,101,866	14.9
Subordinated notes	58,584,937	9.4	55,232,903	10.1
Sierra Senior Loan Strategy JV I LLC	110,050,000	17.6	85,872,235	15.8
Equity/warrants	30,911,638	5.0	35,208,470	6.5
Total	$623,611,487	100.0%	$544,268,153	100.0%

The following table shows the amortized cost and the fair value of the Company’s portfolio investments as of December 31, 2020:

	Amortized Cost	Percentage	Fair Value	Percentage
Senior secured first lien term loans	$369,385,810	52.7%	$315,490,601	52.3%
Senior secured first lien notes	8,473,750	1.2	8,548,755	1.4
Senior secured second lien term loans	103,081,287	14.7	93,794,917	15.5
Subordinated notes	65,561,840	9.4	50,039,500	8.3
Sierra Senior Loan Strategy JV I LLC	110,050,000	15.7	81,788,964	13.5
Equity/warrants	44,451,252	6.3	54,323,743	9.0
Total	$701,003,939	100.0%	$603,986,480	100.0%

The following table shows the amortized cost and fair value of the Company’s portfolio investments by industry classification as of September 30, 2021:

Industry Classification	Amortized Cost	Percentage	Fair Value	Percentage
Multi-Sector Holdings	167,759,211	26.9%	140,242,094	25.8%
High Tech Industries	82,503,266	13.2	83,272,129	15.3
Services: Business	47,951,702	7.7	47,539,868	8.7
Healthcare & Pharmaceuticals	60,136,811	9.6	47,482,054	8.7
Aerospace & Defense	34,821,243	5.6	32,924,326	6.0
Hotel, Gaming & Leisure	41,945,036	6.7	32,261,471	5.9
Automotive	29,358,423	4.7	27,699,361	5.1
Consumer Goods: Durable	20,325,731	3.3	23,703,479	4.4
Environmental Industries	12,020,565	1.9	20,659,123	3.8
Services: Consumer	14,628,130	2.3	14,966,608	2.7
Banking, Finance, Insurance & Real Estate	10,096,159	1.6	11,443,823	2.1
Chemicals, Plastics & Rubber	10,039,254	1.6	9,388,473	1.7
Construction & Building	15,770,141	2.5	8,936,628	1.6
Forest Products & Paper	6,395,222	1.0	8,289,049	1.5
Media: Diversified & Production	15,348,135	2.5	7,578,621	1.4
Transportation: Consumer	7,251,893	1.2	6,309,147	1.2
Containers, Packaging & Glass	5,735,094	0.9	5,746,083	1.1
Metals & Mining	3,508,618	0.6	3,957,208	0.7
Transportation: Cargo	3,899,642	0.6	3,902,018	0.7
Retail	9,794,441	1.6	2,976,544	0.5
Capital Equipment	2,452,771	0.4	2,438,224	0.4
Energy: Oil & Gas	20,175,978	3.2	1,117,122	0.2
Wholesale	1,650,966	0.3	1,392,578	0.3
Beverage & Food	43,055	0.0	42,122	0.0
Total	$623,611,487	100.0%	$544,268,153	100.0%

The following table shows the amortized cost and fair value of the Company’s portfolio investments by industry classification as of December 31, 2020:

Industry Classification	Amortized Cost	Percentage	Fair Value	Percentage
Multi-Sector Holdings	$174,660,001	24.9%	$131,792,864	21.8%
Services: Business	79,260,551	11.3	73,716,395	12.2
High Tech Industries	75,519,344	10.8	71,792,022	11.9
Healthcare & Pharmaceuticals	68,599,968	9.8	58,275,198	9.6
Consumer Goods: Durable	32,045,028	4.6	41,016,292	6.8
Construction & Building	42,928,750	6.1	38,356,358	6.4
Banking, Finance, Insurance & Real Estate	27,848,664	4.0	37,620,161	6.2
Aerospace & Defense	33,558,896	4.8	29,723,725	4.9
Hotel, Gaming & Leisure	36,326,705	5.2	24,013,769	4.0
Automotive	18,886,756	2.7	17,404,476	2.9
Containers, Packaging & Glass	15,206,840	2.2	15,120,424	2.5
Environmental Industries	5,041,430	0.7	10,052,691	1.7
Services: Consumer	9,700,000	1.4	9,725,000	1.6
Chemicals, Plastics & Rubber	10,060,861	1.4	9,063,498	1.5
Forest Products & Paper	6,477,887	0.9	7,770,704	1.3
Media: Diversified & Production	15,474,145	2.2	6,780,000	1.1
Transportation: Cargo	6,877,294	1.0	6,770,781	1.1
Transportation: Consumer	7,975,416	1.1	6,068,082	1.0
Metals & Mining	3,492,436	0.5	3,492,479	0.6
Energy: Oil & Gas	20,868,832	3.0	2,625,018	0.4
Wholesale	2,212,919	0.3	1,746,044	0.3
Retail	7,934,347	1.1	1,012,358	0.2
Beverage & Food	46,869	0.0	48,141	0.0
Total	$701,003,939	100.0%	$603,986,480	100.0%

The following table shows the composition of the Company’s portfolio investments by geography classification at fair value as of September 30, 2021 and December 31, 2020:

	September 30, 2021		December 31, 2020
Geography	Fair Value	Percentage	Fair Value	Percentage
United States	$489,898,294	90.0%	$553,982,580	91.7%
Cayman Islands	54,369,859	10.0	50,003,900	8.3
Total	$544,268,153	100.0%	$603,986,480	100.0%

Transactions with Controlled/Affiliated Companies

During the nine months ended September 30, 2021 and 2020, the Company had investments in portfolio companies designated as controlled/affiliated investments under the 1940 Act. Transactions with controlled/affiliated investments were as follows:

			Purchases/	Transfers	Net change in
		Fair Value at	(Sales)	In/(Out)	unrealized
		December 31,	of	of	appreciation/	Realized	Fair Value at	Income
Name of Investment(2)	Type of Investment	2020	Investments	Investments	(depreciation)	Gain/(Loss)	September 30, 2021	Earned
Non-controlled/affiliated investments:
1888 Industrial Services, LLC	Revolving Credit Facility	$1,243,924	$—	$—	$(162,078)	$—	$1,081,846	$58,029
	Senior Secured First Lien Term Loan	431,176	(6,467)	—	(458,636)	33,927	—	—
	Senior Secured First Lien Term Loan	—	—	—	—	—	—	—
	Senior Secured First Lien Term Loan	—	—	—	—	—	—	—
	Membership Units	—	—	—	—	—	—	—
Access Media Holdings, LLC	Senior Secured First Lien Term Loan	—	(127,680)	—	—	127,680	—	—
Caddo Investors Holdings 1 LLC	Equity	6,366,372	—	—	619,979	—	6,986,351	—
Charming Charlie LLC	Senior Secured First Lien Term Loan	—	—	—	—	—	—	—
	Senior Secured First Lien Term Loan	—	—	—	—	—	—	—
	Senior Secured First Lien Term Loan	71,281	—	—	—	—	71,281	—
	Senior Secured First Lien Term Loan	396,225	—	—	—	—	396,225	—
	Common Stock	—	—	—	—	—	—	—
Dynamic Energy Services International LLC	Revolving Credit Facility	—	—	—	—	—	—	—
	Senior Secured First Lien Term Loan	493,470	(431,726)	—	145,496	(207,240)	—	—
	Equity	—	—	—	—	—	—	—
Kemmerer Operations, LLC	Senior Secured First Lien Term Loan	2,130,353	251,632	—	—	—	2,381,985	251,737
	Senior Secured First Lien Delayed Draw Term Loan	399,366	(235,451)	—	—	—	163,915	35,638
	Equity	962,760	—	—	448,548	—	1,411,308	—
MCM 500 East Pratt Holdings, LLC	Equity	7,350,000	—	—	(1,000,000)	—	6,350,000	1,053,482
TwentyEighty, Inc.	Common Units	—	(37,764)	—	—	37,764	—	—
Total non-controlled/affiliated investments		19,844,927	(587,456)	—	(406,691)	(7,869)	18,842,911	1,398,886

Controlled investments:
Black Angus Steakhouses, LLC	Senior Secured First Lien Term Loan	1,897,321	—	—	—	—	1,897,321	178,880
	Senior Secured First Lien Term Loan	9,060,892	—	—	1,690,214	—	10,751,106	—
	Senior Secured First Lien Term Loan	3,055,556	694,444	—	—	—	3,750,000	277,608
	Equity	—	—	—	—	—	—	—
MCM Capital Office Park Holdings LLC	Equity	15,525,000	(12,476,007)	—	(8,025,000)	4,976,007	—	642,965
Sierra Senior Loan Strategy JV I LLC(1)	Equity	81,788,964	—	—	4,083,271	—	85,872,235	4,020,139
Total controlled investments		111,327,733	(11,781,563)	—	(2,251,515)	4,976,007	102,270,662	5,119,592

Total		$131,172,660	$(12,369,019)	$—	$(2,658,206)	$4,968,138	$121,113,573	$6,518,478

		Fair Value	Purchases/	Transfers	Net change in
		at	(Sales)	In/(Out)	unrealized		Fair Value
		December 31,	of	of	appreciation/	Realized	at	Income
Name of Investment(2)	Type of Investment	2019	Investments	Investments	(depreciation)	Gain/(Loss)	September 30, 2020	Earned
Non-controlled/affiliated investments:
1888 Industrial Services, LLC	Revolving Credit Facility	$1,183,094	60,349	$—	$—	$—	$1,243,443	$60,605
	Senior Secured First Lien Term Loan	3,315,574	—	—	(3,315,574)	—	—	—
	Senior Secured First Lien Term Loan	2,113,617	—	—	(2,113,617)	—	—	—
	Senior Secured First Lien Term Loan	416,940	—	—	(2,312)	—	414,628	20,913
	Senior Secured First Lien Term Loan	79,986	(79,986)	—	—	—	—	3,860
	Senior Secured First Lien Term Loan	288,300	(288,300)	—	—	—	—	13,913
	Membership Units	—	(35,600)	—	—	35,600	—	—
Access Media Holdings, LLC	Senior Secured First Lien Term Loan	2,251,418	—	—	(1,290,625)	—	960,793	—
	Common Stock	—	—	—	—	—	—	—
	Preferred Equity	—	—	—	—	—	—	—
	Preferred Equity	—	—	—	—	—	—	—
	Preferred Equity	(88,200)	—	—	—	—	(88,200)	—
Caddo Investors Holdings 1 LLC	Equity	5,765,253	33,606	—	182,698	—	5,981,557	—
Charming Charlie LLC	Senior Secured First Lien Term Loan	—	—	—	—	—	—	—
	Senior Secured First Lien Term Loan	—	—	—	—	—	—	—
	Senior Secured First Lien Term Loan	112,981	(12,125)	—	(29,575)	—	71,281	6,437
	Senior Secured First Lien Term Loan	628,025	(67,400)	—	(164,400)	—	396,225	35,782
	Common Stock	—	—	—	—	—	—	0
Dynamic Energy Services International LLC	Revolving Credit Facility	—	—	—	—	—	—	0
	Senior Secured First Lien Term Loan	692,431	—	—	(216,054)	—	476,377	0
	Equity	—	—	—	—	—	—	0
Kemmerer Operations, LLC	Senior Secured First Lien Term Loan	461,035	54,663	—	—	—	515,698	54,686
	Senior Secured First Lien Delayed Draw Term Loan	1,834,227	217,478	—	—	—	2,051,705	217,568
	Equity	962,760	—	—	—	—	962,760	0
MCM 500 East Pratt Holdings, LLC	Equity	7,350,000	—	—	—	—	7,350,000	298,813
TwentyEighty, Inc.	Equity	644,597	(621,650)	—	(644,597)	621,650	—	—
Total non-controlled/affiliated investments		28,012,038	(738,965)	—	(7,594,056)	657,250	20,336,267	712,577

Controlled investments:
Black Angus Steakhouses, LLC	Senior Secured First Lien Term Loan	—	(334,822)	2,232,143	—	—	1,897,321	44,948
	Senior Secured First Lien Term Loan	—	2,232,143	18,225,446	(7,838,695)	—	12,618,894	1,270,505
	Equity	—	—	—	—	—	—	—
MCM Capital Office Park Holdings LLC	Equity	11,775,000	—	—	2,850,000	—	14,625,000	666,419
Sierra Senior Loan Strategy JV I LLC(1)	Equity	68,434,389	18,000,000	—	(12,614,526)	—	73,819,863	2,957,672
Total controlled investments		80,209,389	19,897,321	20,457,589	(17,603,221)	—	102,961,078	4,939,544

Total		$108,221,427	$19,158,356	$20,457,589	$(25,197,277)	$657,250	$123,297,345	$5,652,121

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

Purchases/(sales) of investments in controlled/affiliated investments are included in the purchases and sales presented on the Consolidated Statements of Cash Flows for the nine months ended September 30, 2021 and 2020. Transfers in/(out) of controlled/affiliated represents the fair value for the month an investment became or was removed as a controlled/affiliates investment. Income received from controlled/affiliated investments is included in total investment income on the Consolidated Statements of Operations for the nine months ended September 30, 2021 and 2020.

In connection with certain of the Company’s investments, the Company receives warrants that are obtained for the objective of increasing the total investment returns and are not held for hedging purposes. As of September 30, 2021 and December 31, 2020, the total fair value of warrants were $41,429 and $13,195, respectively, and were included in investments at fair value on the Consolidated Statements of Assets and Liabilities. Total realized and change in unrealized gains (losses) related to warrants for the three and nine months ended September 30, 2021 were $13,474 and $28,234. Total realized and change in unrealized gains (losses) related to warrants for the three and nine months ended September 30, 2020 were $13,195 and $(8,274). The Company receives warrants in connection with individual investments and are not subject to master netting arrangements.

As of September 30, 2021, the Company held loans it has made directly to 62 investee companies with aggregate principal amounts of $496.0 million. As of December 31, 2020, the Company held loans it has made directly to 67 investee companies with aggregate principal amounts of $541.1 million. During the three and nine months ended September 30, 2021, the Company made 13 and 49 loans to investee companies with aggregate principal amounts of $20.3 million and $63.6 million, respectively. During the three and nine months ended September 30, 2020, the Company made 7 and 38 loans to investee companies with aggregate principal amounts of $21.3 million and $90.5 million, respectively.

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

As of September 30, 2021 and December 31, 2020, Sierra JV had total capital commitments of $124.6 million, with the Company providing $110.1 million and GALIC providing $14.5 million. As of September 30, 2021 and December 31, 2020, approximately $124.5 million was funded relating to these commitments of which $110.1 million was from the Company. The Company does not have the right to withdraw any of their respective capital commitment, unless in connection with a transfer of its membership interests. The Company may transfer full membership interests as long as it is approved by all members and transferred in a transaction exempt from the registration requirements of the Securities Act or applicable state securities laws.

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

The JV Facility is secured substantially by all of Sierra JV's assets, subject to certain exclusions set forth in the JV Facility. As of September 30, 2021 and December 31, 2020, there was $96.1 million and $124.7 million outstanding under the JV Facility, respectively.

The following table shows a summary of Sierra JV's portfolio as of September 30, 2021 and December 31, 2020:

	September 30, 2021	December 31, 2020
	(unaudited)
Senior secured loans(1)	$196,012,191	$210,175,007
Weighted average current interest rate on senior secured loans(2)	5.77%	6.05%
Number of borrowers in the Sierra JV	48	52
Investments at fair value	$187,528,449	$196,605,878
Largest loan to a single borrower(1)	$10,422,359	$10,595,716
Total of five largest loans to borrowers(1)	$36,611,314	$38,163,663

(1)	At par value.
(2)	Computed as the (a) annual stated interest rate on accruing senior secured loans, divided by (b) total senior secured loans at principal amount.

The following is a list of the individual investments in Sierra JV's portfolio as of September 30, 2021 (unaudited):

Company	Industry	Type of Investment	Maturity	Par Amount	Cost	Fair Value(1)
4Over International, LLC	Media: Advertising, Printing & Publishing	Senior Secured First Lien Term Loan (LIBOR + 6.00%, 1.00% LIBOR Floor) (2)	6/7/2022	$10,422,359	$10,422,359	$10,021,097
ADB Acquisition, LLC	Services: Business	Senior Secured First Lien Term Loan (LIBOR + 6.25%) (4)	12/18/2025	2,899,375	2,838,535	2,857,044
Brook & Whittle Holding Corp.	Containers, Packaging and Glass	Senior Secured First Lien Term Loan (LIBOR + 7.00%, 1.00% LIBOR Floor) (4)	10/17/2024	4,962,500	4,962,500	4,962,500
Callaway Golf Company	Consumer Goods: Durable	Senior Secured First Lien Term Loan (LIBOR + 4.35%) (2)	1/2/2026	1,494,065	1,476,745	1,500,639
Cambrex Corporation	Services: Business	Senior Secured First Lien Term Loan (LIBOR + 5.00%, 1.00% LIBOR Floor) (2)	12/4/2026	3,970,000	3,952,835	3,974,367
Cardenas Markets LLC	Retail	Senior Secured First Lien Term Loan (LIBOR + 5.75%, 1.00% LIBOR Floor) (2)	11/29/2023	5,985,000	5,928,244	5,898,217
CHA Consulting, Inc.	Construction & Building	Senior Secured First Lien Term Loan (LIBOR + 4.50%, 1.00% LIBOR Floor) (4)	4/10/2025	1,325,706	1,322,395	1,309,268
CHA Consulting, Inc.	Construction & Building	Senior Secured First Lien Term Loan (LIBOR + 4.50%, 1.00% LIBOR Floor) (4)	4/10/2025	586,070	586,070	578,803
Covenant Surgical Partners, Inc.	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loan (LIBOR + 4.00%) (2)(6)	7/1/2026	5,900,870	5,867,551	5,790,524
CT Technologies Intermediate Holdings, Inc.	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loan (LIBOR + 5.00%, 1.00% LIBOR Floor) (2)	12/16/2025	4,975,000	4,970,510	4,982,960
Envision Healthcare Corporation	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loan (LIBOR + 3.75%) (2)	10/10/2025	1,920,688	1,883,221	1,705,763
GC EOS Buyer, Inc.	Automotive	Senior Secured First Lien Term Loan (LIBOR + 4.50%, 1.00% LIBOR Floor) (3)	8/1/2025	3,375,489	3,346,116	3,338,021
Glass Mountain Pipeline Holdings, LLC	Energy: Oil & Gas	Senior Secured First Lien Term Loan (LIBOR + 4.50%, 1.00% LIBOR Floor) (5)(8)	12/23/2024	4,813,313	4,737,643	1,636,526
Golden West Packaging Group LLC	Forest Products & Paper	Senior Secured First Lien Term Loan (LIBOR + 5.75%, 1.00% LIBOR Floor) (2)	6/20/2023	3,819,896	3,819,896	3,761,070
High Ridge Brands Co.	Consumer Goods: Non-Durable	Senior Secured First Lien Term Loan (9.25% Base Rate) (8)	6/30/2022	2,266,515	1,898,217	367,629
Infogroup, Inc.	Services: Business	Senior Secured First Lien Term Loan (LIBOR + 5.00%, 1.00% LIBOR Floor) (4)	4/3/2023	4,775,000	4,762,920	4,510,943
Intermediate LLC	High Tech Industries	Senior Secured First Lien Term Loan (LIBOR + 4.00%, 1.00% LIBOR Floor) (4)	7/1/2026	2,695,000	2,683,216	2,644,065
Isagenix International, LLC	Wholesale	Senior Secured First Lien Term Loan (LIBOR + 5.75%, 1.00% LIBOR Floor) (4)	6/16/2025	2,434,863	2,427,558	2,020,936
Ivanti Software, Inc.	High Tech Industries	Senior Secured First Lien Term Loan (LIBOR + 4.75%, 1.00% LIBOR Floor) (4)	12/1/2027	4,975,000	4,909,067	4,970,025

Company	Industry	Type of Investment	Maturity	Par Amount	Cost	Fair Value(1)
IXS Holdings, Inc.	Automotive	Senior Secured First Lien Term Loan (LIBOR + 5.00%, 0.75% LIBOR Floor) (4)	3/5/2027	2,953,865	2,930,897	2,942,050
Keystone Acquisition Corp.	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loan (LIBOR + 5.25%, 1.00% LIBOR Floor) (4)	5/1/2024	6,036,930	5,994,779	5,949,998
KNB Holdings Corporation	Consumer Goods: Durable	Senior Secured First Lien Term Loan (LIBOR + 5.50%, 1.00% LIBOR Floor) (4)	4/26/2024	4,614,976	4,581,015	3,926,422
Liaison Acquisition, LLC	High Tech Industries	Senior Secured First Lien Term Loan (LIBOR + 4.25%, 1.00% LIBOR Floor) (4)	12/20/2026	4,401,738	4,391,812	4,404,378
Logmein, Inc.	Services: Business	Senior Secured First Lien Term Loan (LIBOR + 3.75%, 1.00% LIBOR Floor) (2)	5/4/2026	2,985,000	2,930,713	2,983,806
Mileage Plus Holdings, LLC	Transportation: Consumer	Senior Secured First Lien Term Loan (LIBOR + 5.25%, 1.00% LIBOR Floor) (2)	6/21/2027	5,098,181	5,093,926	5,275,087
NGS US Finco, LLC	Capital Equipment	Senior Secured First Lien Term Loan (LIBOR + 4.25%, 1.00% LIBOR Floor) (2)	10/1/2025	2,913,223	2,905,831	2,843,597
NGS US Finco, LLC	Capital Equipment	Senior Secured First Lien Term Loan (LIBOR + 5.25%, 1.00% LIBOR Floor) (2)	10/1/2025	2,481,250	2,439,069	2,458,919
Northern Star Industries, Inc.	Capital Equipment	Senior Secured First Lien Term Loan (LIBOR + 4.75%, 1.00% LIBOR Floor) (5)	3/28/2025	4,101,250	4,090,973	4,077,463
NorthStar Group Services, Inc.	Environmental Industries	Senior Secured First Lien Term Loan (LIBOR + 5.50%, 1.00% LIBOR Floor) (4)	11/12/2026	4,906,250	4,842,478	4,918,516
Offen, Inc.	Transportation: Cargo	Senior Secured First Lien Term Loan (LIBOR + 5.00%, 1.00% LIBOR Floor) (4)	6/22/2026	4,907,951	4,883,702	4,877,522
Patriot Rail Company LLC	Transportation: Cargo	Senior Secured First Lien Term Loan (LIBOR + 5.25%, 1.00% LIBOR Floor) (4)	10/19/2026	1,723,750	1,698,836	1,728,059
PetroChoice Holdings, Inc.	Chemicals, Plastics and Rubber	Senior Secured First Lien Term Loan (LIBOR + 5.00%, 1.00% LIBOR Floor) (2)	8/19/2022	6,698,288	6,688,802	6,463,848
Plaskolite PPC Intermediate II LLC	Chemicals, Plastics and Rubber	Senior Secured First Lien Term Loan (LIBOR + 4.25%, 1.00% LIBOR Floor) (4)	12/15/2025	3,160,991	3,127,620	3,164,468
Port Townsend Holdings Company, Inc.	Forest Products & Paper	Senior Secured First Lien Term Loan (LIBOR + 4.75%, 1.00% LIBOR Floor) (2)(6)	4/3/2024	3,310,797	3,298,504	3,005,873
PT Network, LLC	Healthcare & Pharmaceuticals	Senior Secured First Lien Term Loan (LIBOR + 5.50%, 1.00% LIBOR Floor, 2.00% PIK) (5)(9)	11/30/2023	4,532,501	4,407,215	4,484,004
PT Network, LLC	Healthcare & Pharmaceuticals	Class C Common Stock (7)		1	—	—
PVHC Holding Corp	Containers, Packaging and Glass	Senior Secured First Lien Term Loan (LIBOR + 4.75%, 1.00% LIBOR Floor) (4)	8/2/2024	1,932,505	1,927,874	1,871,051
Quartz Holding Company	High Tech Industries	Senior Secured First Lien Term Loan (LIBOR + 4.00%, 1.00% LIBOR Floor) (2)	4/2/2026	941,835	940,295	934,771
RB Media, Inc.	Media: Diversified & Production	Senior Secured First Lien Term Loan (LIBOR + 4.25%, 1.00% LIBOR Floor) (2)	8/29/2025	5,632,559	5,603,086	5,634,249
Resolute Investment Managers, Inc.	Banking, Finance, Insurance & Real Estate	Senior Secured First Lien Term Loan (LIBOR + 8.00%, 1.00% LIBOR Floor) (4)	4/30/2025	1,693,707	1,686,915	1,697,941

Company	Industry	Type of Investment	Maturity	Par Amount	Cost	Fair Value(1)
Sierra Enterprises, LLC	Beverage & Food	Senior Secured First Lien Term Loan (LIBOR + 4.00%, 1.00% LIBOR Floor) (2)	11/11/2024	3,839,419	3,833,940	3,844,411
Simplified Logistics, LLC	Services: Business	Senior Secured First Lien Term Loan (LIBOR + 6.50%, 1.00% LIBOR Floor) (4)	2/27/2022	3,421,280	3,374,730	3,397,673
Syniverse Holdings, Inc.	High Tech Industries	Senior Secured First Lien Term Loan (LIBOR + 5.00%, 1.00% LIBOR Floor) (2)	3/9/2023	2,875,455	2,867,137	2,874,017
TEAM Services Group	Services: Consumer	Senior Secured First Lien Term Loan (LIBOR + 5.00%, 1.00% LIBOR Floor) (5)	12/20/2027	6,969,987	6,820,972	6,944,198
The Octave Music Group, Inc.	Media: Diversified & Production	Senior Secured First Lien Term Loan (LIBOR + 5.25%, 1.00% LIBOR Floor, 0.75% PIK) (4)(9)	5/29/2025	5,327,586	5,290,332	5,274,310
Thermacell Repellents	Consumer Goods: Durable	Senior Secured First Lien Term Loan (LIBOR + 5.00%, 1.00% LIBOR Floor) (3)	12/4/2026	4,977,050	4,932,926	4,927,280
Veregy Consolidated	Environmental Industries	Senior Secured First Lien Term Loan (LIBOR + 6.00%, 1.00% LIBOR Floor) (4)	11/3/2027	3,970,000	3,866,126	3,958,884
Vision Solutions, Inc.	High Tech Industries	Senior Secured First Lien Term Loan (LIBOR + 4.25%, 0.75% LIBOR Floor) (2)	4/24/2028	5,750,000	5,722,857	5,731,600
Wawona Delaware Holdings, LLC	Beverage & Food	Senior Secured First Lien Term Loan (LIBOR + 4.75%) (4)	9/11/2026	860,362	854,262	804,438
Wok Holdings Inc.	Hotels, Gaming & Leisure	Senior Secured First Lien Term Loan (LIBOR + 6.25%) (2)	3/1/2026	6,483,750	6,449,498	6,389,087
Wrench Group LLC	Services: Consumer	Senior Secured First Lien Term Loan (LIBOR + 4.00%, 1.00% LIBOR Floor) (4)	4/30/2026	2,913,045	2,894,933	2,910,132
Total				$196,012,191	$194,167,653	$187,528,449

(1) All securities are valued using significant unobservable inputs, which are categorized as Level 3 assets under the definition of ASC 820 fair value hierarchy.

(2) The interest rate on these loans is subject to a base rate plus 1 Month ("1M") LIBOR, which at September 30, 2021 was 0.08%. As the interest rate is subject to a minimum LIBOR floor, the prevailing rate in effect at September 30, 2021 was the Base rate plus the LIBOR floor or 1M LIBOR.

(3) The interest rate on these loans is subject to a base rate plus 2 Month ("2M") LIBOR, which at September 30, 2021 was 0.11%. As the interest rate is subject to a minimum LIBOR floor, the prevailing rate in effect at September 30, 2021 was the Base rate plus the LIBOR floor or 2M LIBOR.

(4) The interest rate on these loans is subject to a base rate plus 1 Month ("3M") LIBOR, which at September 30, 2021 was 0.13%. As the interest rate is subject to a minimum LIBOR floor, the prevailing rate in effect at September 30, 2021 was the Base rate plus the LIBOR floor or 3M LIBOR.

(5) The interest rate on these loans is subject to a base rate plus 6 Month ("6M") LIBOR, which at September 30, 2021 was 0.16%. As the interest rate is subject to a minimum LIBOR floor, the prevailing rate in effect at September 30, 2021 was the Base rate plus the LIBOR floor or 6M LIBOR.

(6) Includes an analysis of the value of any unfunded loan commitments.

(7) Security is non-income producing.

(8) The investment was on non-accrual status as of September 30, 2021.

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

Below is certain summarized financial information for the Sierra JV as of September 30, 2021 and December 31, 2020 and for the three and nine months ended September 30, 2021 and 2020.

	September 30, 2021	December 31, 2020
	(unaudited)
Selected Consolidated Statement of Assets and Liabilities Information:
Investments in loans at fair value (cost: of $194,167,653 and $208,071,345, respectively)	$187,528,449	$196,605,878
Cash and cash equivalents	3,392,482	17,130,001
Other assets	671,054	1,173,707
Total assets	$191,591,985	$214,909,586

Senior credit facility payable (net of deferred financing costs of $1,874,764 and $2,639,540, respectively)	94,236,111	122,063,405
Other liabilities	523,902	526,233
Interest payable	356,968	432,351
Total liabilities	95,116,981	123,021,989
Members’ capital	96,475,004	91,887,597
Total liabilities and members' capital	$191,591,985	$214,909,586

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Selected Consolidated Statement of Operations Information:
Total investment income	$3,059,435	$3,245,938	$9,710,442	$11,402,684
Total expenses	(1,729,064)	(1,945,450)	(5,541,458)	(7,504,395)
Net change in unrealized appreciation/(depreciation) of investments	426,616	7,669,339	4,826,264	(4,627,209)
Net realized gain/(loss) on investments	18,509	(868,215)	108,672	(11,619,079)
Net income/(loss)	$1,775,496	$8,101,612	$9,103,920	$(12,347,999)

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

After performing the investment and income analysis for the nine months ended September 30, 2021, excluding Sierra JV, the Company determined that no portfolio company would be deemed to be a significant subsidiary pursuant to Rules 3-09 and 4-08(g) of Regulation S-X.

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

The following table presents the fair value measurements of the Company’s total investments, by major class according to the fair value hierarchy, as of September 30, 2021:

Type of Investment	Level 1	Level 2	Level 3	Total
Asset
Senior secured first lien term loans	$—	$—	$286,852,679	$286,852,679
Senior secured second lien term loans	—	—	81,101,866	81,101,866
Subordinated notes	—	—	55,232,903	55,232,903
Equity/warrants	—	—	28,222,119	28,222,119
Total	$—	$—	$451,409,567	451,409,567
Investments measured at net asset value(1)				92,858,586
Total Investments, at fair value				$544,268,153

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

The following table provides a reconciliation of the beginning and ending balances for total investments that use Level 3 inputs for the nine months ended September 30, 2021:

	Senior	Senior	Senior
	Secured	Secured	Secured
	First Lien	First Lien	Second Lien	Subordinated
	Term Loans	Notes	Term Loans	Notes	Equity/Warrants	Total
Balance, December 31, 2020	$315,490,601	$8,548,755	$93,794,917	$50,039,500	$47,190,227	$515,064,000
Purchases	89,262,444	—	9,763,261	5,092,498	7,837,056	111,955,259
Sales	(118,262,159)	(8,561,250)	(28,143,373)	(11,562,922)	(23,685,341)	(190,215,045)
Transfers in	—	—	—	—	—	—
Transfers out	—	—	—	—	—	—
Amortization of discount/(premium)	339,902	—	81,220	—	—	421,122
Paid-in-kind interest income	1,076,757	—	486,347	—	—	1,563,104
Net realized gains/(losses)	434,178	87,500	(3,440,773)	(506,482)	2,775,837	(649,740)
Net change in unrealized appreciation/(depreciation)	(1,489,044)	(75,005)	8,560,267	12,170,309	(5,895,660)	13,270,867
Balance, September 30, 2021	$286,852,679	$—	$81,101,866	$55,232,903	$28,222,119	$451,409,567
Change in net unrealized appreciation/ (depreciation) in investments held as of September 30, 2021	$(2,315,631)	$—	$3,434,184	$11,276,754	$(2,991,941)	$9,403,366

Transfers between levels of the fair value hierarchy are reported at the beginning of the reporting period in which they occur. During the nine months ended September 30, 2021, the Company recorded no transfers from Level 3 to Level 2 and no transfers from Level 2 to Level 3. The Company recorded no other transfers between levels.

The following table provides a reconciliation of the beginning and ending balances for total investments that use Level 3 inputs for the nine months ended September 30, 2020:

	Senior	Senior	Senior
	Secured	Secured	Secured
	First Lien	First Lien	Second Lien
	Term Loans	Notes	Term Loans	Subordinated Notes	Equity/Warrants	Total
Balance, December 31, 2019	$328,816,197	$14,354,825	$122,817,885	$63,021,420	$38,521,450	$567,531,777
Purchases	52,326,722	1,000,000	989,526	35,599	446,272	54,798,119
Sales	(30,275,038)	(2,613,875)	(30,741,097)	(3,994,765)	(2,096,407)	(69,721,182)
Transfers in	—	—	—	—	—	—
Transfers out	—	—	—	—	—	—
Amortization of discount/(premium)	870,213	—	(393,435)	—	—	476,778
Paid-in-kind interest income	—	—	—	—	28,530	28,530
Net realized gains/(losses)	(23,906,698)	(5,130,000)	(33,405,025)	—	547,948	(61,893,775)
Net change in unrealized appreciation/(depreciation)	(8,894,854)	695,104	21,852,892	(14,526,447)	51,009	(822,296)
Balance, September 30, 2020	$318,936,542	$8,306,054	$81,120,746	$44,535,807	$37,498,802	$490,397,951
Change in net unrealized appreciation/(depreciation) in investments held as of September 30, 2020	$(21,639,540)	$(157,696)	$(5,733,639)	$(14,526,447)	$656,243	$(41,401,079)

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

The following table presents the quantitative information about Level 3 fair value measurements of the Company’s total investments, as of September 30, 2021:

Type of Investment	Fair Value	Valuation techniques	Unobservable input(1)	Range (weighted average)
Senior Secured First Lien Term Loans	$211,582,861	Income Approach (DCF)	Market Yield	5.53% - 13.70% (7.96%)
Senior Secured First Lien Term Loans	40,395,158	Market Approach (Guideline Comparable)/ Enterprise Value Analysis	EBITDA Multiple	2.00x - 10.50x (6.19x)
			Discount Rate	0.00% - 75.00% (37.50%)
Senior Secured First Lien Term Loans	34,874,660	Recent Arms-Length Transaction	Recent Arms-Length Transaction	N/A
Senior Secured Second Lien Term Loans	72,584,449	Income Approach (DCF)	Market Yield	8.59% - 16.78% (10.91%)
Senior Secured Second Lien Term Loans	8,517,417	Market Approach (Guideline Comparable)	EBITDA Multiple	5.50x - 6.50x (6.00x)
Subordinated Notes	863,044	Market Approach (Guideline Comparable)	EBITDA Multiple	4.50x - 5.50x (5.00x)
Subordinated Notes	54,369,859	Income Approach (DCF)	Discount Rate	7.60% - 20.00% (15.64%)
			Projected Default rates	2.00% - 2.00% (2.00%)
			Recovery Rates	60.00% - 65.00% (62.50%)
			Reinvestment Rates	99.50% - 99.50% (99.50%)
			Prepayment Rates	20.00% - 20.00% (20.00%)
Subordinated Notes	—	Recent Arms-Length Transaction	Recent Arms-Length Transaction	N/A
Equity	18,828	Recent Arms-Length Transaction	Recent Arms-Length Transaction	N/A
Equity	28,203,291	Market Approach (Guideline Comparable)/Income Approach (DCF)/ Enterprise Value Analysis	EBITDA Multiple	2.00x - 12.00x (8.57x)
			Discount Rate	0.00% - 75.00% (37.50%)
Total	$451,409,567

(1)	Represents the method used when the Company has determined that market participants would use such inputs when measuring the fair value of these investments.

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

Note 5. Borrowings

The following table shows the Company's outstanding debt as of September 30, 2021 and December 31, 2020:

	September 30, 2021			December 31, 2020
	Total	Balance	Unused	Total	Balance	Unused
	Commitment	Outstanding	Commitment	Commitment	Outstanding	Commitment
Alpine Credit Facility	79,000,000	79,000,000	—	180,000,000	145,000,000	35,000,000
Total before deferred financing costs	79,000,000	79,000,000	—	180,000,000	145,000,000	35,000,000
Unamortized deferred financing costs	—	—	—	—	(659,266)	—
Total borrowings outstanding, net of deferred financing costs	$79,000,000	$79,000,000	$—	$180,000,000	$144,340,734	$35,000,000

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

The following table shows additional information about the interest and financing costs related to the ING Credit Facility for the three and nine months ended September 30, 2021 and 2020:

	For the Three Months Ended		For the Nine Months Ended
	September 30, (unaudited)		September 30, (unaudited)
	2021	2020	2021	2020
Interest expense related to the ING Credit Facility	$—	$18,023	$—	$1,729,272
Financing expenses related to the ING Credit Facility	—	144,911	—	1,238,677
Total interest and financing expenses related to the ING Credit Facility	$—	$162,934	$—	$2,967,949
Weighted average outstanding debt balance of the ING Credit Facility	$—	$2,624,148	$—	$49,254,498
Weighted average interest rate of the ING Credit Facility (annualized)	N/A	2.9%	N/A	4.6%

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

On November 18, 2020, Alpine entered into Amendment No.1 to the Loan Agreement to, among other things, (i) extend the reinvestment period from December 29, 2020 to May 18, 2021, (ii) increase the applicable margin for advances from 2.85% to 3.10% per annum, (iii) reduce the amount of maximum borrowings in an aggregate principal amount from $300,000,000 to $180,000,000 on a committed basis, (iv) require the Company to maintain a minimum a cash balance of $20,000,000 in Alpine, and (v) decrease the compliance condition for net advances from 55% to 52.5% of net asset value. The maturity date under the Loan Agreement did not change and therefore any amounts borrowed, as well as all accrued and unpaid interest thereunder, will be due and payable on March 29, 2022. In connection with the Amendment, the Company repaid $35,000,000 of the outstanding balance under the Loan Agreement on November 18, 2020, reducing the outstanding balance from $180,000,000 to $145,000,000. The Alpine Credit Facility ended its reinvestment period on May 18, 2021 and has entered its amortization period. As of September 30, 2021 and December 31, 2020, Alpine’s borrowings under the Alpine Credit Facility totaled $79,000,000 and $145,000,000, respectively, and were recorded as part of revolving credit facilities payable on our Consolidated Statements of Assets and Liabilities.

The Alpine Credit Facility provided for borrowings in an aggregate principal amount up to $180,000,000 on a committed basis. Borrowings outstanding under the Alpine Credit Facility are subject to compliance with a NAV coverage ratio with respect to the current value of Alpine’s portfolio and various portfolio criteria must be satisfied.

Pricing under the Alpine Credit Facility for each one month calculation period is based on LIBOR for an interest period of one month, plus a spread of 3.10% per annum. If LIBOR is unavailable, pricing will be determined at the greater of the prime rate offered by JPMorgan or the federal funds effective rate plus 50 basis points, plus a spread of 3.10% per annum. Interest is payable monthly in arrears.

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

As of September 30, 2021 and December 31, 2020, the carrying amount of the Company’s borrowings under the Alpine Credit Facility approximated the fair value of the Company’s debt obligation. The fair value of the Company’s debt obligation is determined in accordance with ASC 820, which defines fair value in terms of the price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The fair value of the Company’s borrowings under the Alpine Credit Facility is estimated based upon market interest rates of the Company’s borrowings or entities with similar credit risk, adjusted for nonperformance risk, if any. As of September 30, 2021 and December 31, 2020, certain unobservable inputs used to value the Alpine Credit Facility would be deemed to be Level 3, as defined in Note 4.

As of December 31, 2020, the financing costs of $659,266 related to the Alpine Credit Facility were capitalized and amortized over the respective term. The following table shows additional information about the interest and financing costs related to the Alpine Credit Facility for the three and nine months ended September 30, 2021 and 2020:

	For the Three Months Ended		For the Nine Months Ended
	September 30, (unaudited)		September 30, (unaudited)
	2021	2020	2021	2020
Interest expense related to the Alpine Credit Facility	$816,620	$1,693,497	$3,242,136	$6,145,062
Financing expenses related to the Alpine Credit Facility	—	249,674	659,266	735,697
Total Interest and financing expenses related to the Alpine Credit Facility	$816,620	$1,943,171	$3,901,402	$6,880,759
Weighted average outstanding debt balance of the Alpine Credit Facility	$100,029,348	$180,000,000	$127,711,722	$189,416,058
Weighted average interest rate of the Alpine Credit Facility (annualized)	3.2%	3.7%	3.3%	4.3%

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

The base management fee is calculated at an annual rate of 1.75% of the Company’s gross assets payable quarterly in arrears. For purposes of calculating the base management fee, the term “gross assets” includes any assets acquired with the proceeds of leverage. For the first quarter of the Company’s operations, the base management fee was calculated based on the initial value of the Company’s gross assets. Subsequently, the base management fee is calculated based on the gross assets at the end of each completed calendar quarter. Base management fees for any partial quarter are appropriately pro-rated. For the three and nine months ended September 30, 2021, the Company recorded an expense for base management fees of $2,780,151 and $8,871,911, respectively. For the three and nine months ended September 30, 2020, the Company recorded an expense for base management fees of $3,021,491 and $9,217,687, respectively. As of September 30, 2021 and December 31, 2020, the Company recorded a base management fee payable of $2,780,151 and $2,967,857, respectively.

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

For the three and nine months ended September 30, 2021 and 2020 the Company recorded no incentive fees. As of September 30, 2021 and December 31, 2020, the Company recorded no incentive fees payable.

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

For the three and nine months ended September 30, 2021 and 2020, the Company recorded no capital gains incentive fees. As of September 30, 2021 and December 31, 2020, the Company recorded no capital gains incentive fees payable.

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

On February 28, 2013, Medley Capital LLC entered into a Sub-Administration Agreement with State Street Bank Global Fund Accounting and Custody to perform certain financial, accounting, administrative and other services on behalf of the Company. For the three and nine months ended September 30, 2021, the Company recorded administrator expenses of $442,320 and $1,668,219, respectively. For the three and nine months ended September 30, 2020, the Company recorded administrator expenses of $431,598 and $1,822,255, respectively. As of September 30, 2021 and December 31, 2020, the Company had administrator fees payable of $442,320 and $401,260, respectively.

Note 7. Related Party Transactions

Investment Advisory Agreement

We have entered into an Investment Advisory Agreement and Incentive Fee Waiver Agreement with SIC Advisors (as described and for the periods set forth in Note 6). Members of our senior management also serve as executive officers of other investment managers affiliated with SIC Advisors that do, and may in the future, manage investment funds, accounts or other investment vehicles with investment objectives similar to ours.

Administration Agreement

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

Commitment Letter

As previously reported, on March 7, 2021, Medley LLC, the parent of the Company’s investment adviser and administrator, commenced a voluntary case (the “Chapter 11 Case”) under chapter 11 of title 11 of the United States Code in the Bankruptcy Court. The Chapter 11 Case is captioned In re Medley LLC, No, 21-10526 (KBO) (Bankr. D. Del. Mar. 7, 2021).

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

License Agreement

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

Co-Investment Transactions

Opportunities for co-investments may arise when SIC Advisors or an affiliated adviser becomes aware of investment opportunities that may be appropriate for the Company and other clients or affiliated funds. The Company obtained an exemptive order from the SEC on November 25, 2013 (the “Prior Exemptive Order”). On March 29, 2017, the Company, SIC Advisors and certain other affiliated funds and investment advisers received an exemptive order (the "Exemptive Order") that supersedes the Prior Exemptive Order and allows affiliated registered investment companies to participate in co-investment transactions with us that would otherwise have been prohibited under Section 17(d) and 57(a)(4) and Rule 17d-1. On October 4, 2017, the Company, SIC Advisors and certain of our affiliates received an exemptive order that supersedes the Exemptive Order (the “Current Exemptive Order”) and allows, in addition to the entities already covered by the Exemptive Order, Medley LLC and its subsidiary, Medley Capital LLC, to the extent they hold financial assets in a principal capacity, and any direct or indirect, wholly- or majority-owned subsidiary of Medley LLC that is formed in the future, to participate in co-investment transactions with us that would otherwise be prohibited by either or both of Sections 17(d) and 57(a)(4) of the 1940 Act. Co-investment under the Current Exemptive Order is subject to certain conditions therein, including the condition that, in the case of each co-investment transaction, the board of directors determines that it would be in the Company’s best interest to participate in the transaction. However, neither we nor the affiliated funds are obligated to invest or co-invest when investment opportunities are referred to us or them. See the footnotes to the consolidated schedule of investments as of  September 30, 2021 and December 31, 2020 for disclosures regarding securities also held by affiliated funds.

Note 8. Directors Fees

For the three and nine months ended September 30, 2021, the Company recorded directors' fees expenses in General and Administrative expenses on the Consolidated Statement of Operations of $317,500 and $1,004,326, respectively. For the three and nine months ended September 30, 2020, the Company recorded directors' fees expenses in General and Administrative expenses on the Consolidated Statement of Operations of $216,000 and $755,375, respectively. The increase in directors’ fees was primarily attributable to the efforts of the members of the Company’s special committee to lead the process to evaluate strategic alternatives for the Company, which ultimately resulted in the entering into of the Merger Agreement (as described in Note 1).

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

The following table sets forth the computation of the weighted average basic and diluted net increase in net assets per share from operations for the three and nine months ended September 30, 2021 and 2020:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Net increase/(decrease) in net assets from operations	$(7,728,510)	$32,120,421	$29,522,588	$(78,443,683)
Weighted average common shares outstanding	102,210,752	102,742,489	102,452,267	102,771,213
Weighted average basic and diluted earnings/(loss) per common share	$(0.08)	$0.31	$0.29	$(0.76)

Note 10. Commitments

As of September 30, 2021 and December 31, 2020, the Company had $20,506,917 and $17,393,369, respectively, of unfunded commitments under loan and financing agreements. These amounts are primarily composed of commitments for senior secured term loans, revolvers, and additional capital contributions for the Sierra JV. The unrealized gain or loss associated with unfunded commitments is recorded in the financial statements and reflected as an adjustment to the valuation of the related security in the Consolidated Schedule of Investments. The par amount of the unfunded commitments are not recognized by the Company until the commitment is funded.

	As of
	September 30, 2021	December 31, 2020
1888 Industrial Services, LLC	$376,856	$376,856
Alpine SG, LLC	1,000,000	—
Black Angus Steakhouses, LLC	416,667	1,111,111
DataOnline Corp.	—	321,429
Isola USA Corp.	1,138,277	1,138,277
Kemmerer Operations LLC	908,475	908,475
Lifestyle Intermediate II, LLC	1,333,333	—
RA Outdoors, LLC	1,234,568	—
Redwood Services Group, LLC	—	2,587,500
RTIC Subsidiary Holdings, LLC	2,380,952	3,174,603
SFP Holdings, Inc.	—	3,081,900
Simplified Logistics, LLC	3,533,333	—
Thermacell Repellents, Inc.	2,200,000	—
West Dermatology, LLC	5,984,456	4,693,218
Total Commitments	$20,506,917	$17,393,369

Note 11. Fee Income

Fee income consists of origination fees, amendment fees, prepayment fees, administrative agent fees and other miscellaneous fees. Origination fees, prepayment fees, amendment fees, and other similar fees are non-recurring fee sources. Such fees are received on a transaction by transaction basis and do not constitute a regular stream of income. The following table shows the Company’s fee income for the three and nine months ended September 30, 2021 and 2020:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Origination fees	$61,189	$167,218	$486,737	$329,554
Amendment fees	123,618	14,599	432,652	250,030
Administrative agent fees	4,901	4,888	22,720	27,401
Other fees	—	924	14,080	15,277
Fee income	$189,707	$187,629	$956,189	$622,262

Note 12. Distributions and Share Repurchase Program

Distributions to common stockholders are recorded on the ex-dividend date. The amount to be paid out as a distribution is determined by the Company’s board of directors.

The Company has adopted an “opt in” distribution reinvestment plan (“DRIP”), pursuant to which, prior to the suspension of the DRIP (as described below), the Company’s stockholders could elect to have the full amount of any cash distributions reinvested in additional shares of the Company’s common stock. The reinvestment purchase price under the DRIP is 94.5% of the NAV per share of the Company’s common stock on the distribution date. If the Company declares a cash dividend or other distribution, each stockholder that had “opted in” to the DRIP would have their distributions automatically reinvested in additional shares of the Company’s common stock rather than receiving cash distributions. Stockholders who received distributions in the form of shares of common stock will be subject to the same federal, state and local tax consequences as if they received cash distributions.

On September 21, 2021, the Company’s board of directors approved the suspension of the DRIP pursuant to the Merger Agreement (as described in Note 1). As a result, beginning with the Company’s first distribution following the September 2021 distribution, any distributions declared by the Company will be paid in cash to all stockholders unless and until the DRIP is reinstated.

For the nine months ended September 30, 2021, the Company distributed a total of $9,219,445 of which $6,172,682 was in cash and $3,046,763 was in the form of common stock issued under the DRIP. For the nine months ended September 30, 2020, the Company distributed a total of $10,760,287 of which $6,917,156 was in cash and $3,843,131 was in the form of common stock issued under the DRIP.

The following table reflects the cash distributions per share that the Company has declared or paid to its stockholders during 2021 and 2020. Stockholders of record as of each respective record date were entitled to receive the distribution.

Record Date	Payment Date	Amount per share
January 30, 2020	January 31, 2020	$0.03500
February 27, 2020	February 28, 2020	0.03500
March 30, 2020	March 31, 2020	0.03500
October 29, 2020	October 30, 2020	0.01000
November 27, 2020	November 30, 2020	0.01000
December 30, 2020	December 31, 2020	0.01000
January 28, 2021	January 29, 2021	0.01000
February 25, 2021	February 26, 2021	0.01000
March 30, 2021	March 31, 2021	0.01000
April 29, 2021	April 30, 2021	0.01000
May 28, 2021	May 31, 2021	0.01000
June 29, 2021	June 30, 2021	0.01000
July 29, 2021	July 30, 2021	0.01000
August 30, 2021	August 31, 2021	0.01000
September 29, 2021	September 30, 2021	0.01000

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

Notwithstanding the suspension of the share repurchase program our board of directors previously approved the repurchase of shares of our common stock from our stockholders who have requested repurchases in connection with such stockholder’s death or disability. In the event of the death or disability of a stockholder, the Company would repurchase the shares held by such stockholder at a price equal to the NAV per share of our shares as disclosed in the periodic report the Company files with the SEC immediately following the date of the death or disability of such stockholder. The Company's board of directors has the right to suspend or terminate repurchases due to death or disability to the extent that it determines that it is in the Company's best interest to do so.

In addition, on April 28, 2021, our board of directors authorized a share repurchase program, pursuant to which the Company conducted quarterly share repurchases, beginning in the second quarter of 2021, of the lesser of: (i) the number of shares of common stock, par value $0.0001 per share, that the Company can purchase with the proceeds received under the DRIP from the prior quarter; or (ii) 2.5% of the weighted average number of shares outstanding in the prior four calendar quarters (the “Share Repurchase Program”). Notwithstanding the foregoing, in connection with the first share repurchase offer for the quarter ended June 30, 2021, the Company intended to repurchase the number of shares that the Company can purchase with the proceeds received under the DRIP from the prior two quarters. The purpose of the Share Repurchase Program was to allow stockholders to sell their shares back to the Company at a price equal to the most recently disclosed net asset value per share of the Company’s common stock immediately prior to the date of such share repurchase. Shares were purchased from stockholders participating in the Share Repurchase Program on a pro rata basis. The Share Repurchase Program may be suspended, extended, modified or discontinued by our board of directors at any time.

As previously disclosed on September 22, 2021, pursuant to the Merger Agreement (as described in Note 1), the Company’s board of directors determined to suspend the share repurchase program and repurchase in the event of death or disability.

During the three and nine months ended September 30, 2021, the Company repurchased 12 and 964,494 shares of certain shareholders pursuant to the Share Repurchase Program and due to death or disability, respectively. During the three and nine months ended September 30, 2020, the Company repurchased 324,136 and 483,083 shares of certain shareholders due to death or disability, respectively.

Note 13. Financial Highlights

The following is a schedule of financial highlights of the Company for the nine months ended September 30, 2021 and 2020:

	2021	2020
Per Share Data:(1)
Net asset value at beginning of period	$5.12	$5.78
Net investment income/(loss)	0.09	(0.08)
Net realized gains/(losses) on investments	0.03	(0.59)
Net unrealized appreciation/(depreciation) on investments	0.17	(0.09)
Net increase/(decrease) in net assets	$0.29	$(0.76)
Distributions declared from net investment income(2)	(0.09)	(0.11)
Total distributions to shareholders	$(0.09)	$(0.11)
Net asset value at end of period	$5.32	$4.91
Total return based on net asset value(4)(5)	5.78%	(13.44)%
Portfolio turnover rate(5)	18.63%	14.77%
Shares outstanding at end of period	102,276,889	102,571,371
Net assets at end of period	$544,041,783	$503,255,139
Ratio/Supplemental Data (annualized):
Ratio of net investment income/(loss) to average net assets	2.35%	(2.11)%
Ratio of net expenses (including incentive fees) to average net assets	7.36%	11.78%
Ratio of incentive fees to average net assets (5)	—%	—%
Supplemental Data (annualized):
Asset coverage ratio per unit(6)	$7,887	$3,796
Percentage of non-recurring fee income	3.16%	2.22%
Ratio of net expenses (excluding incentive fees) to average net assets	7.36%	11.78%
Ratio of interest and financing related expenses to average net assets (7)	0.96%	2.66%
Total Debt Outstanding:(8)(9)
Revolving Credit Facility	$79,000,000	$180,000,000

(1)

The per share data was derived by using the weighted average shares outstanding during the nine months ended September 30, 2021 and 2020, which were 102,452,267 and 102,771,213 respectively. Table may not foot due to rounding.

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
(6)

Asset coverage per unit is the ratio of the carrying value of the Company's total consolidated assets for regulatory purposes, less all liabilities and indebtedness not represented by senior securities to the aggregate amount of Senior Securities representing indebtedness. Asset coverage per unit is expressed in terms of dollars per $1,000 of indebtedness. As of September 30, 2021 and 2020, the Company's Asset Coverage Per Unit including unfunded commitments was $6,261 and $3,380, respectively.

(7)	Represents the impact of non-recurring fees over total investment income.
(8)	Total amount of each class of senior securities outstanding at the end of the period excluding debt issuance costs.
(9)	Average market value per unit is not applicable as these classes of securities are not registered for public trading.

Note 14. Subsequent Events

Management has evaluated subsequent events through the date of issuance of the consolidated financial statements included herein. There have been no subsequent events that occurred during such period that would require disclosure in this Form 10-Q or would be required to be recognized in the consolidated financial statements as of and for the nine months ended September 30, 2021, except as disclosed below.

On October 19, 2021, our board of directors declared a series of monthly distributions for October, November and December 2021 in the amount of $0.01 per share. Stockholders of record as of each respective monthly record date will be entitled to receive the distribution. Below are the details for each respective distribution:

Record Date	Payment Date	Amount per share
November 15, 2021	November 16, 2021	$0.01
November 29, 2021	November 30, 2021	0.01
December 30, 2021	December 31, 2021	0.01

On March 7, 2021 (the “Petition Date”), Medley LLC (the “Debtor”) commenced a voluntary case (the “Medley Bankruptcy Case”) under chapter 11 of title 11 of the United States Code in the Bankruptcy Court.  The Debtor is the sole member of the investment adviser, SIC Advisors, and the administrator, Medley Capital LLC, of the Company.  Following the commencement of the Medley Bankruptcy Case, the Debtor continued to manage its business as a debtor in possession under the Bankruptcy Code.  The Debtor, Medley Capital LLC and the Official Committee of Unsecured Creditors appointed in the Medley Bankruptcy Case reached agreement on the terms of a chapter 11 plan, which was filed with the Bankruptcy Court on August 13, 2021, and ultimately confirmed by the Bankruptcy Court on October 14, 2021 (as supplemented and modified, the Modified Third Amended Combined Disclosure Statement Chapter 11 Plan of Medley LLC, the “Plan”). The Plan became effective on October 18, 2021 (the “Effective Date”).

The Plan provides for a limited restructuring in chapter 11 to enable the Debtor to maximize the value of its remaining contracts (the “Remaining Contracts”) over a short run-off period, until the Remaining Contracts are terminated, subject to an end date of March 31, 2022 (the “Run-Off End Date”). The Remaining Contracts consist of investment management agreements between the Debtor’s subsidiary advisers and third-party clients, including the Company’s investment advisory agreement and related agreements with SIC Advisors and its administration agreement and related agreements with Medley Capital LLC.  The Debtor does not have its own employees, and in order to provide for the continued performance of the Debtor’s subsidiaries under the Remaining Contracts, the Plan establishes a compensation plan for Medley Capital LLC’s employees (the “Non-Debtor Compensation Plan”). The Non-Debtor Compensation Plan is designed to retain certain key Medley Capital LLC employees to service the Remaining Contracts, including the Company’s investment advisory agreement with SIC Advisors and pursuant to the Non-Debtor Compensation Plan, the Company has agreed to contribute $2.1 million of a total cost of $5.7 million to fund the Non-Debtor Compensation Plan. The Company’s obligations under the Non-Debtor Compensation Plan expire on January 31, 2022, while Medley Capital’s obligations under the Non-Debtor Compensation Plan expire on the Run-Off End Date. The Plan also contemplates that SIC Advisors LLC will continue to honor its obligations under the Company’s investment advisory agreement until the termination thereof. Accordingly, the Company’s arrangements with SIC Advisors and Medley Capital LLC are expected to remain in place until the closing of the Merger.

The Plan further provides for a liquidating trust established for the benefit of creditors holding allowed claims against the Debtor. On the Effective Date, the Debtor’s assets, including all cash on hand and all causes of action retained by the estate under the Plan were transferred to the liquidating trust, and the Plan provides for the subsequent transfer of the proceeds received by the Debtor under the Remaining Contracts once the wind-down is complete.

In the event the proposed mergers contemplated by the Merger Agreement is not consummated for any reason on or before the Run-Off End Date, the Company’s board of directors would expect to consider alternatives, including another merger transaction, the Company’s liquidation or the replacement of SIC Advisors as its investment adviser, based on, among other things, then-current market circumstances, the performance of the Company’s portfolio and the financial position of the Company. The Company also might seek a modification to the Plan, that would extend the Run-Off End Date so that SIC Advisors may continue to serve as the Company’s investment adviser beyond March 31, 2022.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with our financial statements and related notes and other financial information appearing elsewhere in this annual report on Form 10-K.

Except as otherwise specified, references to “we,” “us,” “our,” or the “Company,” refers to Sierra Income Corporation. “SIC Advisors” or “Adviser” refers to SIC Advisors LLC, our investment adviser. SIC Advisors is a wholly owned subsidiary of Medley LLC. On March 7, 2021, Medley LLC commenced a voluntary case (the “Medley Bankruptcy Case”) under chapter 11 of title 11 of the United States Code in the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”). See “Recent Developments” for more information about the chapter 11 plan confirmed by the Bankruptcy Court on October 14, 2021 and that became effective on October 18, 2021.

Some of the statements in this quarterly report on Form 10-Q constitute forward-looking statements, which relate to future events or our performance or financial condition. The forward-looking statements contained in this quarterly report on Form 10-Q involve risks and uncertainties, including, but not limited to, statements as to:

•	our future operating results;
•	our business prospects and the prospects of our portfolio companies;
•	changes in laws and regulations, changes in political, economic or industry conditions, and changes in the interest rate environment or other conditions affecting the financial and capital markets, including with respect to changes resulting from or in response to, or potentially even the absence of changes as a result of, the impact of the COVID-19 pandemic;
•	risks associated with possible disruptions in our operations or the economy generally including the current economic downturn as a result of the impact of the COVID-19 pandemic;
•	the risk that, if the current period of capital markets disruption and instability continues for an extended period of time, that our stockholders may not receive distributions, if any, or at historical levels and that a portion of our distribution in the future may be a return of capital;
•	the effect of investments that we expect to make;
•	our contractual arrangements and relationships with third parties;
•	actual and potential conflicts of interest with SIC Advisors and its affiliates;
•	the dependence of our future success on the general economy and its effect on the industries in which we invest;
•	the ability of our portfolio companies to achieve their objectives;
•	the use of borrowed money to finance a portion of our investments;
•	the adequacy of our financing sources and working capital;
•	the timing of cash flows, if any, from the operations of our portfolio companies;
•	the ability of SIC Advisors to locate suitable investments for us and to monitor and administer our investments;
•	the ability of SIC Advisors and its affiliates to attract and retain highly talented professionals;
•	our ability to maintain our qualification as a RIC and as a BDC;
•	the effect of changes in laws or regulations affecting our operations;
•	risks relating to our pending transaction with Barings BDC, Inc. pursuant to the Merger Agreement (as described below);
•	uncertainties associated with the continued impact from the COVID-19 pandemic, including: its impact on the global and U.S. capital markets, and the global and U.S. economy; the length and full duration of the COVID-19 outbreak in the United States as well as worldwide and the magnitude of the economic impact of that outbreak; the effect of the COVID-19 pandemic on our business prospects and the operational and financial performance of our portfolio companies, including our and their ability to achieve their respective objectives; the effect of the disruptions caused by the COVID-19 pandemic on our ability to continue to effectively manage our business and our use of borrowed money to finance a portion of our investments

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

Recent COVID-19 Developments

On March 11, 2020, the World Health Organization declared the novel coronavirus (“COVID-19”) as a pandemic, and, on March 13, 2020, the United States declared a national emergency with respect to COVID-19. The outbreak of COVID-19 has severely impacted global economic activity and caused significant volatility and negative pressure in financial markets. While consumer demand for goods and services has begun to rebound, we continue to see reductions in business activity and financial transactions, supply chain interruptions and overall economic and financial market instability both in the United States and globally. Such effects will likely continue for the duration of the pandemic, which is uncertain, and for some period thereafter.

We have been closely monitoring, and will continue to monitor, the COVID-19 pandemic and its impact on all aspects of our business, including how it will impact our portfolio companies, employees, due diligence and underwriting processes, and financial markets. In addition, as a result of the adverse effects of the COVID-19 pandemic and the related disruption and financial distress, certain portfolio companies may seek to modify their loans from us, which could reduce the amount or extend the time for payment of principal, reduce the rate or extend the time of payment of interest, and/or increase the amount of PIK interest we receive with respect to such investment, among other things. The effects of the COVID-19 pandemic have also impeded, and may continue to impede, the ability of certain of our portfolio companies to raise additional capital and/or pursue asset sales or otherwise execute strategic transactions, which could have a material adverse effect on the valuation of our investments in such companies. Portfolio companies operating in certain industries may be more susceptible to these risks than other portfolio companies in other industries in light of the effects of the COVID-19 pandemic. Given the rapid development and fluidity of this situation, we cannot estimate the long-term impact of COVID-19 on our business, future results of operations, financial position or cash flows at this time. Further, the operational and financial performance of the portfolio companies in which we make investments may be significantly impacted by COVID-19, which may in turn impact the valuation of our investments. We believe our portfolio companies have taken, and continue to take, immediate actions to effectively and efficiently respond to the challenges posed by COVID-19 and related orders imposed by state and local governments, including developing liquidity plans supported by internal cash reserves, and shareholder support. The extent to which our operations may be impacted by the COVID-19 pandemic will depend largely on future developments, which remain highly uncertain and cannot be accurately predicted, including guidance from U.S. and international authorities. Furthermore, the impacts of a potential worsening of global economic conditions and the continued disruptions to and volatility in the financial markets remain unknown. COVID-19 presents material uncertainty and risks with respect to the underlying value of the Company’s portfolio companies, the Company’s business, financial condition, results of operations and cash flows, such as the potential negative impact to financing arrangements, increased costs of operations, changes in law and/or regulation, and uncertainty regarding government and regulatory policy.

We have evaluated subsequent events from September 30, 2021 through the filing date of this quarterly report on Form 10-Q. However, as the discussion in this Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations relates to the Company’s financial statements for the quarterly period ended September 30, 2021, the analysis contained herein may not fully account for impacts relating to the COVID-19 pandemic. In that regard, for example, as of September 30, 2021, the Company valued its portfolio investments in conformity with U.S. GAAP based on the facts and circumstances known by the Company at that time, or reasonably expected to be known at that time. Due to the overall volatility that the COVID-19 pandemic has caused during the time that followed our September 30, 2021 valuation, any valuations conducted now or in the future in conformity with U.S. GAAP could result in a lower fair value of our portfolio. The impact to our results going forward will depend to a large extent on future developments and new information that may emerge regarding the duration of COVID-19 and the actions taken by authorities and other entities to contain the coronavirus or treat its impact, all of which are beyond our control. Accordingly, the Company cannot predict the extent to which its financial condition and results of operations will be affected at this time.

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

Under our Investment Advisory Agreement, we pay SIC Advisors a base management fee as well as an incentive fee based on our investment performance. Also, under the Administration Agreement, we reimburse Medley Capital LLC for the allocable portion of overhead and other expenses incurred by Medley Capital LLC in performing its obligations under the Administration Agreement, including our allocable portion of the costs of compensation and related expenses of our Chief Compliance Officer, Chief Financial Officer and their respective staffs.

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

Agreement and Plan of Merger

On September 21, 2021, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) by and among Barings BDC, Inc., a Maryland corporation (“BBDC”), Mercury Acquisition Sub, Inc., a Maryland corporation and a direct wholly owned subsidiary of BBDC (“Acquisition Sub”), the Company and Barings LLC, a Delaware limited liability company and investment adviser to BBDC (“Barings”). The Merger Agreement provides that, on the terms and subject to the conditions set forth in the Merger Agreement, Acquisition Sub will merge with and into the Company, with the Company continuing as the surviving company and as a wholly owned subsidiary of BBDC (the “First Merger”) and, immediately thereafter, the Company will merge with and into BBDC, with BBDC continuing as the surviving company (together with the First Merger, the “Merger”). The boards of directors of both BBDC and the Company, including all of the respective independent directors, have approved the Merger Agreement and the transactions contemplated therein. The parties to the Merger Agreement intend the Merger to be treated as a “reorganization” within the meaning of Section 368(a) of the Code.

In the First Merger, each share of the Company’s common stock issued and outstanding immediately prior to the effective time of the First Merger (excluding any shares cancelled pursuant to the Merger Agreement) will be converted into the right to receive (i) $0.9783641 per share in cash, without interest, from Barings (such amount of cash, the “Cash Consideration”) and (ii) 0.44973 (such ratio, as may be adjusted pursuant to the Merger Agreement, the “Exchange Ratio”) of a validly issued, fully paid and non-assessable share of BBDC common stock, par value $0.001 per share (the “Share Consideration” and, together with the Cash Consideration, the “Merger Consideration”).

The Merger Agreement contains representations, warranties and covenants, including, among others, covenants relating to the operation of each of the Company’s and BBDC’s businesses during the period prior to the closing of the Merger. The Company and BBDC have agreed to convene and hold stockholder meetings for the purpose of obtaining the approvals required of the Company’s and BBDC’s stockholders, respectively, and the boards of directors of the Company and BBDC have agreed to recommend that their respective stockholders approve the applicable proposals (as described below).

The Merger Agreement provides that the Company shall not, and shall cause its subsidiaries and instruct its representatives not to, directly or indirectly, solicit proposals relating to alternative transactions, or, subject to certain exceptions, initiate or participate in discussions or negotiations regarding, or provide information with respect to, any proposal for an alternative transaction. However, the Company’s board of directors may, subject to certain conditions, change its recommendation to the Company’s stockholders or, on payment of a termination fee of $11.0 million to BBDC and the reimbursement of up to $2.0 million in expenses incurred by BBDC and Barings, terminate the Merger Agreement and enter into an Alternative Acquisition Agreement (as defined in the Merger Agreement) for a Superior Proposal (as defined in the Merger Agreement) if it determines in good faith, after consultation with its outside legal counsel, that failure to do so would be inconsistent with the directors’ duties under applicable law.

Consummation of the First Merger, which is currently anticipated to occur during the first quarter of fiscal year 2022, is subject to certain customary closing conditions, including (1) approval of the First Merger by the holders of at least a majority of the outstanding shares of the Company’s common stock entitled to vote thereon, (2) approval of the issuance of BBDC common stock to be issued in the First Merger by a majority of the votes cast by the BBDC stockholders on the matter at the BBDC stockholders meeting, (3) approval of the issuance of BBDC’s common stock in connection with the First Merger at a price below the then-current net asset value per share of BBDC common stock, if applicable, by the vote specified in Section 63(2)(A) of the 1940 Act, (4) the absence of certain legal impediments to the consummation of the First Merger, (5) effectiveness of the registration statement for the BBDC common stock to be issued as consideration in the First Merger, (6) approval for listing on the New York Stock Exchange of the BBDC common stock to be issued as consideration in the First Merger, (7) subject to certain materiality standards, the accuracy of the representations and warranties and compliance with the covenants of each party to the Merger Agreement, and (8) required regulatory approvals (including expiration of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, or early termination thereof).

Barings, as party to the Merger Agreement, agreed to vote all shares of BBDC common stock over which it has voting power (other than in its fiduciary capacity) in favor of the proposals to be submitted by BBDC to its stockholders for approval relating to the Merger.

In addition, the Company and BBDC will take steps necessary to provide for the repayment at closing of the Alpine Credit Facility (as defined below). The Merger Agreement also contains certain termination rights in favor of BBDC and the Company, including if the First Merger is not completed on or before March 31, 2022 or if the requisite approvals of the Company stockholders or BBDC stockholders are not obtained.

Further, BBDC will enter into an amendment and restatement of its investment advisory agreement with Barings, effective as of the closing of the Merger, to raise the annualized hurdle rate thereunder from 8.0% to 8.25%. Following the closing of the Merger, BBDC will also enter into a credit support agreement with Barings, for the benefit of the combined company, to protect against net cumulative unrealized and realized losses of up to $100.0 million on the acquired Company investment portfolio over the next ten years.

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

Portfolio and Investment Activity

The following table shows the amortized cost and the fair value of our investment portfolio as of September 30, 2021:

	Amortized Cost	Percentage	Fair Value	Percentage
Senior secured first lien term loans	$342,236,943	54.9%	$286,852,679	52.7%
Senior secured second lien term loans	81,827,969	13.1	81,101,866	14.9
Subordinated notes	58,584,937	9.4	55,232,903	10.1
Sierra Senior Loan Strategy JV I LLC	110,050,000	17.6	85,872,235	15.8
Equity/warrants	30,911,638	5.0	35,208,470	6.5
Total	$623,611,487	100.0%	$544,268,153	100.0%

As of September 30, 2021, our income-bearing investment portfolio, which represented 95.1% of our total portfolio, had a weighted average yield based upon the cost of our investment portfolio of 8.0%, and 2.4% of our income-bearing portfolio bore interest based on fixed rates, while 97.6% of our income-bearing portfolio bore interest at floating rates, such as LIBOR.

As of September 30, 2021, the Company held loans it has made directly to 62 investee companies with aggregate principal amounts of $496.0 million. As of December 31, 2020, the Company held loans it has made directly to 67 investee companies with aggregate principal amounts of $541.1 million. During the three and nine months ended September 30, 2021, the Company made 13 and 49 loans to investee companies with aggregate principal amounts of $20.3 million and $63.6 million, respectively. During the three and nine months ended September 30, 2020, the Company made 7 and 38 loans to investee companies, respectively, with aggregate principal amounts of $21.3 million and $90.5 million, respectively

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

The following table shows weighted average current yield to maturity based on fair value as of September 30, 2021 and December 31, 2020:

	September 30, 2021		December 31, 2020
		Weighted		Weighted
		Average		Average
	Percentage	Current	Percentage	Current
	of Total	Yield for Total	of Total	Yield for Total
	Investments	Investments(1)	Investments	Investments(1)
Senior secured first lien term loans	52.7%	7.3%	52.7%	9.3%
Senior secured first lien notes	—	—	1.2	11.0%
Senior secured second lien term loans	14.9	10.6%	14.7	10.9%
Subordinated notes	10.1	12.6%	9.4	8.8%
Sierra Senior Loan Strategy JV I LLC	15.8	8.4%	15.7	9.0%
Equity/warrants	6.5	12.5%	6.3	6.0%
Total	100.0%	8.6%	100.0%	9.5%

(1)	The weighted average current yield for total investments does not represent the total return to our stockholders.

The following table shows the portfolio composition by industry classification based on fair value as of September 30, 2021:

Industry Classification	Amortized Cost	Percentage	Fair Value	Percentage
Multi-Sector Holdings	167,759,211	26.9%	140,242,094	25.8%
High Tech Industries	82,503,266	13.2	83,272,129	15.3
Services: Business	47,951,702	7.7	47,539,868	8.7
Healthcare & Pharmaceuticals	60,136,811	9.6	47,482,054	8.7
Aerospace & Defense	34,821,243	5.6	32,924,326	6.0
Hotel, Gaming & Leisure	41,945,036	6.7	32,261,471	5.9
Automotive	29,358,423	4.7	27,699,361	5.1
Consumer Goods: Durable	20,325,731	3.3	23,703,479	4.4
Environmental Industries	12,020,565	1.9	20,659,123	3.8
Services: Consumer	14,628,130	2.3	14,966,608	2.7
Banking, Finance, Insurance & Real Estate	10,096,159	1.6	11,443,823	2.1
Chemicals, Plastics & Rubber	10,039,254	1.6	9,388,473	1.7
Construction & Building	15,770,141	2.5	8,936,628	1.6
Forest Products & Paper	6,395,222	1.0	8,289,049	1.5
Media: Diversified & Production	15,348,135	2.5	7,578,621	1.4
Transportation: Consumer	7,251,893	1.2	6,309,147	1.2
Containers, Packaging & Glass	5,735,094	0.9	5,746,083	1.1
Metals & Mining	3,508,618	0.6	3,957,208	0.7
Transportation: Cargo	3,899,642	0.6	3,902,018	0.7
Retail	9,794,441	1.6	2,976,544	0.5
Capital Equipment	2,452,771	0.4	2,438,224	0.4
Energy: Oil & Gas	20,175,978	3.2	1,117,122	0.2
Wholesale	1,650,966	0.3	1,392,578	0.3
Beverage & Food	43,055	0.0	42,122	0.0
Total	$623,611,487	100.0%	$544,268,153	100.0%

The following table shows the portfolio composition by industry classification based on fair value as of December 31, 2020:

Industry Classification	Amortized Cost	Percentage	Fair Value	Percentage
Multi-Sector Holdings	$174,660,001	24.9%	$131,792,864	21.8%
Services: Business	79,260,551	11.3	73,716,395	12.2
High Tech Industries	75,519,344	10.8	71,792,022	11.9
Healthcare & Pharmaceuticals	68,599,968	9.8	58,275,198	9.6
Consumer Goods: Durable	32,045,028	4.6	41,016,292	6.8
Construction & Building	42,928,750	6.1	38,356,358	6.4
Banking, Finance, Insurance & Real Estate	27,848,664	4.0	37,620,161	6.2
Aerospace & Defense	33,558,896	4.8	29,723,725	4.9
Hotel, Gaming & Leisure	36,326,705	5.2	24,013,769	4.0
Automotive	18,886,756	2.7	17,404,476	2.9
Containers, Packaging & Glass	15,206,840	2.2	15,120,424	2.5
Environmental Industries	5,041,430	0.7	10,052,691	1.7
Services: Consumer	9,700,000	1.4	9,725,000	1.6
Chemicals, Plastics & Rubber	10,060,861	1.4	9,063,498	1.5
Forest Products & Paper	6,477,887	0.9	7,770,704	1.3
Media: Diversified & Production	15,474,145	2.2	6,780,000	1.1
Transportation: Cargo	6,877,294	1.0	6,770,781	1.1
Transportation: Consumer	7,975,416	1.1	6,068,082	1.0
Metals & Mining	3,492,436	0.5	3,492,479	0.6
Energy: Oil & Gas	20,868,832	3.0	2,625,018	0.4
Wholesale	2,212,919	0.3	1,746,044	0.3
Retail	7,934,347	1.1	1,012,358	0.2
Beverage & Food	46,869	0.0	48,141	0.0
Total	$701,003,939	100.0%	$603,986,480	100.0%

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

The following table shows the distribution of our investment portfolio, not including cash and cash equivalents, on the 1 to 5 investment credit rating scale at fair value as of September 30, 2021 and December 31, 2020:

	September 30, 2021		December 31, 2020
Investment	Investments at		Investments at
Credit Rating	Fair Value	Percentage	Fair Value	Percentage
1	$29,167,480	5.5%	$51,481,987	8.5%
2	384,459,844	70.6	410,310,087	67.9
3	96,338,069	17.7	110,668,216	18.3
4	8,517,417	1.6	13,500,546	2.3
5	25,785,342	4.7	18,025,644	3.0
Total	$544,268,153	100.0%	$603,986,480	100.0%

The COVID-19 pandemic has impacted our investment ratings as of September 30, 2021, causing downgrades of certain portfolio companies. As the COVID-19 pandemic continues to evolve, we are continuing to maintain close communications with our portfolio companies to proactively assess and manage potential risks across our investment portfolio. We have also increased oversight and analysis of credits in vulnerable industries in an attempt to improve loan performance and reduce credit risk.

Results of Operations

The following table shows operating results for the three and nine months ended September 30, 2021 and 2020:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Total investment income	$12,596,856	$12,935,319	$39,503,073	$35,811,584
Total expenses	11,118,981	6,854,087	28,035,650	43,674,215
Income Tax Expense	—	—	1,938,320	—
Net investment income/(loss)	1,477,875	6,081,232	9,529,103	(7,862,631)
Net realized gain/(loss) from investments	7,049,324	(52,474,635)	2,946,800	(60,522,923)
Net change in unrealized appreciation/(depreciation) on investments	(17,453,978)	79,481,063	17,672,537	(9,038,042)
Change in provision for deferred taxes on unrealized gain on investments	1,198,269	(749,289)	(625,852)	(802,137)
Loss on extinguishment of debt	—	(217,950)	—	(217,950)
Net increase/(decrease) in net assets resulting from operations	$(7,728,510)	$32,120,421	$29,522,588	$(78,443,683)

Investment Income

Total investment income decreased $338,463, or 2.6%, to $12,596,856 for the three months ended September 30, 2021, compared to $12,935,319 for the three months ended September 30, 2020. Total investment income consisted primarily of portfolio interest and dividends, which decreased $328,850, or 2.6%, to $12,408,169 for the three months ended September 30, 2021, compared to $12,737,019 for the three months ended September 30, 2020. This decrease was primarily attributable to a decrease in the size of the underlying portfolio, primarily as a result of principal repayments and the sale of portfolio investments.

Total investment income increased $3,691,489, or 10.3%, to $39,503,073 for the nine months ended September 30, 2021, compared to $35,811,584 for the nine months ended September 30, 2020. Total investment income consisted primarily of portfolio interest and dividends, which increased $4,728,719, or 14.0%, to $38,531,971 for the nine months ended September 30, 2021, compared to $33,803,252 for the nine months ended September 30, 2020. This increase was primarily attributable to an increase in dividend income from certain portfolio investments.

As of September 30, 2021, certain investments in eleven portfolio companies were on non-accrual status with a combined cost of $88,988,561, or 14.3% of the cost of the Company's portfolio, and a combined fair value of $32,989,921 or 6.1% of the fair value of the Company's portfolio. As of September 30, 2020, certain investments in fourteen portfolio companies were on non-accrual status with a combined cost of $107,750,374, or 14.8% of the cost of the Company's portfolio, and a combined fair value of $50,838,081 or 8.5% of the fair value of the Company's portfolio.

Fee income increased $2,078, or 1.1%, to $189,707 for the three months ended September 30, 2021, compared to $187,629 for the three months ended September 30, 2020, primarily due to an increase in fees associated with loan amendments. Fee income increased $333,927, or 53.7%, to $956,189 for the nine months ended September 30, 2021, compared to $622,262 for the nine months ended September 30, 2020, primarily due to an increase in fees associated with loan originations and loan amendments.

Operating Expenses

The following table shows operating expenses for the three and nine months ended September 30, 2021 and 2020:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Base management fees	$2,780,151	$3,021,491	$8,871,911	$9,217,687
Interest and financing expenses	816,620	2,106,105	3,901,402	9,848,708
General and administrative expenses	3,997,792	1,680,990	7,848,361	11,959,187
Administrator expenses	442,320	431,598	1,668,219	1,822,255
Offering costs	21,381	30,816	26,537	35,973
Professional fees	3,060,717	(416,913)	5,719,220	10,790,405
Total expenses	$11,118,981	$6,854,087	$28,035,650	$43,674,215

Total expenses increased $4,264,894, or 62.2%, to $11,118,981 for the three months ended September 30, 2021, as compared to $6,854,087 for the three months ended September 30, 2020, primarily due to an increase in general and administrative expenses relating to legal fees and professional fees related to investment banking and advisory fees in connection with the proposed mergers contemplated by the Merger Agreement. Total expenses decreased $15,638,565, or 35.8%, to $28,035,650 for the nine months ended September 30, 2021, as compared to $43,674,215 for the nine months ended September 30, 2020, primarily due to a decrease in interest and financing expenses and a decrease in general and administrative expenses and professional fees related to the one-time expense of deferred transaction costs.

Base management fees decreased $241,340, or 8.0%, to $2,780,151 for the three months ended September 30, 2021, as compared to $3,021,491 for the three months ended September 30, 2020, primarily due to a decrease in our gross assets. Base management fees decreased $345,776, or 3.8%, to $8,871,911 for the nine months ended September 30, 2021, as compared to $9,217,687 for the nine months ended September 30, 2020, primarily due to a decrease in our gross assets.

Interest and financing expenses decreased $1,289,485, or 61.2%, to $816,620 for the three months ended September 30, 2021, as compared to $2,106,105 for the three months ended September 30, 2020, primarily due to the wind-down and termination of the ING Credit Facility (as defined below) from May 2020 through July 2020, as well as the repayment of $101,000,000 of the outstanding balance of its Alpine Credit Facility. Interest and financing expenses decreased $5,947,306, or 60.4% to $3,901,402 for the nine months ended September 30, 2021, as compared to $9,848,708 for the nine months ended September 30, 2020, primarily due to the wind-down and termination of the ING Credit Facility (as defined below) from May 2020 through July 2020, as well as the repayment of $101,000,000 of the outstanding balance of its Alpine Credit Facility.

General and administrative expenses increased $2,316,802, or 137.8%, to $3,997,792 for the three months ended September 30, 2021, as compared to $1,680,990 for the three months ended September 30, 2020, primarily due to an increase in legal fees in connection with the proposed mergers contemplated by the Merger Agreement. General and administrative expenses decreased $4,110,826, or 34.4%, to $7,848,361  for the nine months ended September 30, 2021, as compared to $11,959,187 for the nine months ended September 30, 2020, primarily due to a decrease in expenses related to the expensing of previously deferred transaction costs related to the termination of the previously contemplated mergers of the Company, MDLY, and Medley Capital Corporation.

Professional fees increased $3,477,630 or 834.1% to $3,060,717 for the three months ended September 30, 2021, as compared to $(416,913) for the three months ended September 30, 2020, primarily due to an increase in investment banking and advisory fees in connection with the proposed mergers contemplated by the Merger Agreement. Professional fees decreased $5,071,185 or 47.0% to $5,719,220 for the nine months ended September 30, 2021, as compared to $10,790,405 for the nine months ended September 30, 2020, primarily due to a decrease in expenses related to the expensing of previously deferred transaction costs related to the termination of the previously contemplated mergers of the Company, MDLY, and Medley Capital Corporation.

Net Realized Gains/Losses on Investments

We measure realized gains or losses by the difference between the net proceeds from the disposition and the amortized cost basis of an investment, without regard to unrealized gains or losses previously recognized. For the three and nine months ended September 30, 2021, we recognized net realized gain on investments of $7,049,324 and $2,946,800 primarily due to the sale of investments. For the three and nine months ended September 30, 2020, we recognized net realized loss on investments of $52,474,635 and $60,522,923 primarily due to the sale of investments.

Net Unrealized Appreciation/Depreciation on Investments

Net change in unrealized appreciation/depreciation on investments reflects the net change in the fair value of our investments including the provision for deferred taxes. For the three and nine months ended September 30, 2021, we recorded a net change in unrealized depreciation, net of tax, of $16,255,709 and a net change in unrealized appreciation of $17,046,685, respectively.

For the three and nine months ended September 30, 2020, we recorded a net change in unrealized appreciation, net of tax, of $78,731,774 and a net change in unrealized depreciation, net of tax, of $9,840,179, respectively. The unrealized appreciation for the three months ended September 30, 2020 resulted from positive market and credit-related adjustments.

Changes in Net Assets from Operations

For the three and nine months ended September 30, 2021, we recorded a net decrease in net assets resulting from operations of $7,728,510 and net increase in net assets resulting from operations of $29,522,588, respectively. Based on 102,210,752 and 102,452,267 weighted average common shares outstanding for the three and nine months ended September 30, 2021, our per share net decrease in net assets resulting from operations was $0.08 and our per share net increase in net assets resulting from operations was $0.29, respectively.

For the three and nine months ended September 30, 2020, we recorded a net increase in net assets resulting from operations of $32,120,421 and a net decrease in in net assets resulting from operations of $78,443,683 Based on 102,742,489  and 102,771,213 weighted average common shares outstanding for the three and nine months ended September 30, 2020, our per share net increase in net assets resulting from operations was $0.31 and our per share net decrease in net assets resulting from operations was $0.76.

Financial Condition, Liquidity and Capital Resources

As a BDC, we distribute substantially all of our net income to our stockholders and have an ongoing need to raise additional capital for investment purposes. To fund growth, we have a number of alternatives available to increase capital, including increasing debt, and funding from operational cash flow.

Our liquidity and capital resources historically have been generated primarily from the net proceeds of our public offering of common stock and use of our credit facilities. We also generate liquidity from the scheduled and early repayment of our investments.

As of September 30, 2021 and December 31, 2020, we had $74.9 million and $65.3 million, respectively, in cash and cash equivalents. In the future, we may generate cash from cash flows from operations, including interest earned from the temporary investment of cash in U.S. government securities and other high-quality debt investments that mature in one year or less. Our primary use of funds is to make investments in our targeted asset classes, cash distributions to our stockholders, and other general corporate purposes.

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

The following table shows our net borrowings as of September 30, 2021 and December 31, 2020:

	September 30, 2021			December 31, 2020
	Total	Balance	Unused	Total	Balance	Unused
	Commitment	Outstanding	Commitment	Commitment	Outstanding	Commitment
Alpine Credit Facility	79,000,000	79,000,000	—	180,000,000	145,000,000	35,000,000
Total before deferred financing costs	79,000,000	79,000,000	—	180,000,000	145,000,000	35,000,000
Unamortized deferred financing costs	—	—	—	—	(659,266)	—
Total borrowings outstanding, net of deferred financing costs	$79,000,000	$79,000,000	$—	$180,000,000	$144,340,734	$35,000,000

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

On November 18, 2020, Alpine entered into Amendment No.1 to the Loan Agreement to, among other things, (i) extend the reinvestment period from December 29, 2020 to May 18, 2021, (ii) increase the applicable margin for advances from 2.85% to 3.10% per annum, (iii) reduce the amount of maximum borrowings in an aggregate principal amount from $300,000,000 to $180,000,000 on a committed basis, (iv) require the Company to maintain a minimum a cash balance of $20,000,000 in Alpine, and (v) decrease the compliance condition for net advances from 55% to 52.5% of net asset value. The maturity date under the Loan Agreement did not change and therefore any amounts borrowed, as well as all accrued and unpaid interest thereunder, will be due and payable on March 29, 2022. In connection with the Amendment, the Company repaid $35,000,000 of the outstanding balance under the Loan Agreement on November 18, 2020, reducing the outstanding balance from $180,000,000 to $145,000,000. The Alpine Credit Facility ended its reinvestment period on May 18, 2021 and has entered its amortization period. As of September 30, 2021 and December 31, 2020, Alpine’s borrowings under the Alpine Credit Facility totaled $79,000,000 and $145,000,000, respectively, and were recorded as part of revolving credit facilities payable on our Consolidated Statements of Assets and Liabilities.

The Alpine Credit Facility provided for borrowings in an aggregate principal amount up to $180,000,000 on a committed basis. Borrowings outstanding under the Alpine Credit Facility are subject to compliance with a NAV coverage ratio with respect to the current value of Alpine’s portfolio and various portfolio criteria must be satisfied.

Pricing under the Alpine Credit Facility for each one month calculation period is based on LIBOR for an interest period of one month, plus a spread of 3.10% per annum. If LIBOR is unavailable, pricing will be determined at the greater of the prime rate offered by JPMorgan or the federal funds effective rate plus 50 basis points, plus a spread of 3.10% per annum. Interest is payable monthly in arrears. Borrowings of Alpine are considered borrowings of the Company for purposes of complying with the asset coverage requirements under the 1940 Act, applicable to BDCs.

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

As of September 30, 2021 the carrying amount of the Company’s borrowings under the Alpine Credit Facility approximated the fair value of the Company’s debt obligation. The fair value of the Company’s debt obligation is determined in accordance with ASC 820, which defines fair value in terms of the price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The fair value of the Company’s borrowings under the Alpine Credit Facility is estimated based upon market interest rates of the Company’s borrowings or entities with similar credit risk, adjusted for nonperformance risk, if any. As of September 30, 2021 and 2020, the Alpine Credit Facility would be deemed to be Level 3, as defined in Note 4.

Contractual Obligations

The following table shows our payment obligations for repayment of debt, which total our contractual obligations at September 30, 2021:

	Payment Due By Period
		Less than			More than
	Total	1 Year	1 - 3 Years	3 - 5 Years	5 Years
Alpine Credit Facility	$79,000,000	$79,000,000	$—	$—	$—
Total Contractual Obligations	$79,000,000	$79,000,000	$—	$—	$—

We have entered into certain contracts under which we have material future commitments.

Investment Advisory Agreement

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

Commitment Letter

As previously reported, on March 7, 2021, Medley LLC, the parent of the Company’s investment adviser and administrator, commenced a voluntary case (the “Chapter 11 Case”) under chapter 11 of title 11 of the United States Code in the Bankruptcy Court. The Chapter 11 Case is captioned In re Medley LLC, No, 21-10526 (KBO) (Bankr. D. Del. Mar. 7, 2021).

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

As of September 30, 2021 and December 31, 2020, Sierra JV had total capital commitments of $124.6 million, with the Company providing $110.1 million and GALIC providing $14.5 million. As of September 30, 2021 and December 31, 2020, approximately $124.5 million was funded relating to these commitments of which $110.1 million was from the Company. The Company does not have the right to withdraw any of their respective capital commitment, unless in connection with a transfer of its membership interests. The Company may transfer full membership interests as long as it is approved by all members and transferred in a transaction exempt from the registration requirements of the Securities Act or applicable state securities laws.

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

The JV Facility is secured substantially by all of Sierra JV's assets, subject to certain exclusions set forth in the JV Facility. As of September 30, 2021 and December 31, 2020, there was $96.1 million and $124.7 million outstanding under the JV Facility, respectively.

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

Record Date	Payment Date	Amount per share
January 30, 2020	January 31, 2020	$0.03500
February 27, 2020	February 28, 2020	0.03500
March 30, 2020	March 31, 2020	0.03500
October 29, 2020	October 30, 2020	0.01000
November 27, 2020	November 30, 2020	0.01000
December 30, 2020	December 31, 2020	0.01000
January 28, 2021	January 29, 2021	0.01000
February 25, 2021	February 26, 2021	0.01000
March 30, 2021	March 31, 2021	0.01000
April 29, 2021	April 30, 2021	0.01000
May 28, 2021	May 31, 2021	0.01000
June 29, 2021	June 30, 2021	0.01000
July 29, 2021	July 30, 2021	0.01000
August 30, 2021	August 31, 2021	0.01000
September 29, 2021	September 30, 2021	0.01000

We have adopted an “opt in” DRIP, pursuant to which, prior to the suspension of the DRIP (as described below), common stockholders could have elected to have the full amount of any cash distributions reinvested in additional shares of our common stock. As a result, if we declared a cash distribution, stockholders that had “opted in” to our DRIP would have their distribution automatically reinvested in additional shares of our common stock rather than receiving cash dividends. Stockholders who received distributions in the form of shares of common stock would be subject to the same federal, state and local tax consequences as if they received cash distributions.

On September 21, 2021, the Company’s board of directors approved the suspension of the DRIP pursuant to the Merger Agreement. As a result, beginning with the Company’s first distribution following the September 2021 distribution, any distributions declared by the Company will be paid in cash to all stockholders unless and until the DRIP is reinstated.

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

Related Party Transactions

We have entered into an Investment Advisory Agreement and Incentive Fee Waiver Agreement with SIC Advisors (as described and for periods set forth in "Management Fee"). Members of our senior management also serve as executive officers of other investment managers affiliated with SIC Advisors that do, and may in the future, manage investment funds, accounts or other investment vehicles with investment objectives similar to ours.

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

We have entered into the Commitment Letter with Medley LLC, Medley Capital LLC, and SIC Advisors, pursuant to which the Company has agreed to contribute $2.1 million, subject to certain conditions, to the Compensation Plan to be established by Medley Capital LLC.

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

Recent Developments

On October 19, 2021, our board of directors declared a series of monthly distributions for October, November and December 2021 in the amount of $0.01 per share. Stockholders of record as of each respective monthly record date will be entitled to receive the distribution. Below are the details for each respective distribution:

Record Date	Payment Date	Amount per share
November 15, 2021	November 16, 2021	$0.01
November 29, 2021	November 30, 2021	0.01
December 30, 2021	December 31, 2021	0.01

On March 7, 2021 (the “Petition Date”), Medley LLC (the “Debtor”) commenced a voluntary case (the “Medley Bankruptcy Case”) under chapter 11 of title 11 of the United States Code in the Bankruptcy Court.  The Debtor is the sole member of the investment adviser, SIC Advisors, and the administrator, Medley Capital LLC, of the Company.  Following the commencement of the Medley Bankruptcy Case, the Debtor continued to manage its business as a debtor in possession under the Bankruptcy Code.  The Debtor, Medley Capital LLC and the Official Committee of Unsecured Creditors appointed in the Medley Bankruptcy Case reached agreement on the terms of a chapter 11 plan, which was filed with the Bankruptcy Court on August 13, 2021, and ultimately confirmed by the Bankruptcy Court on October 14, 2021 (as supplemented and modified, the Modified Third Amended Combined Disclosure Statement Chapter 11 Plan of Medley LLC, the “Plan”). The Plan became effective on October 18, 2021 (the “Effective Date”).

The Plan provides for a limited restructuring in chapter 11 to enable the Debtor to maximize the value of its remaining contracts (the “Remaining Contracts”) over a short run-off period, until the Remaining Contracts are terminated, subject to an end date of March 31, 2022 (the “Run-Off End Date”). The Remaining Contracts consist of investment management agreements between the Debtor’s subsidiary advisers and third-party clients, including the Company’s investment advisory agreement and related agreements with SIC Advisors and its administration agreement and related agreements with Medley Capital LLC.  The Debtor does not have its own employees, and in order to provide for the continued performance of the Debtor’s subsidiaries under the Remaining Contracts, the
Plan establishes a compensation plan for Medley Capital LLC’s employees (the “Non-Debtor Compensation Plan”). The Non-Debtor Compensation Plan is designed to retain certain key Medley Capital LLC employees to service the Remaining Contracts, including the Company’s investment advisory agreement with SIC Advisors and pursuant to the Non-Debtor Compensation Plan, the Company has agreed to contribute $2.1 million of a total cost of $5.7 million to fund the Non-Debtor Compensation Plan. The Company’s obligations under the Non-Debtor Compensation Plan expire on January 31, 2022, while Medley Capital’s obligations under the Non-Debtor Compensation Plan expire on the Run-Off End Date. The Plan also contemplates that SIC Advisors LLC will continue to honor its obligations under the Company’s investment advisory agreement until the termination thereof. Accordingly, the Company’s arrangements with SIC Advisors and Medley Capital LLC are expected to remain in place until the closing of the Merger.

The Plan further provides for a liquidating trust established for the benefit of creditors holding allowed claims against the Debtor. On the Effective Date, the Debtor’s assets, including all cash on hand and all causes of action retained by the estate under the Plan were transferred to the liquidating trust, and the Plan provides for the subsequent transfer of the proceeds received by the Debtor under the Remaining Contracts once the wind-down is complete.

In the event the proposed merger contemplated by the Merger Agreement is not consummated for any reason on or before the Run-Off End Date, the Company’s board of directors would expect to consider alternatives, including another merger transaction, the Company’s liquidation or the replacement of SIC Advisors as its investment adviser, based on, among other things, then-current market circumstances, the performance of the Company’s portfolio and the financial position of the Company. The Company also  might seek a modification to the Plan that would extend the Run-Off End Date so that SIC Advisors may continue to serve as the Company’s investment adviser beyond March 31, 2022.

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

As of September 30, 2021, 97.6% of our portfolio investments (based on fair value) paid floating interest rates, while 2.4% paid fixed interest rates and 4.9% were non-income producing investments while 95.1% were income producing investments. In connection with the COVID-19 pandemic, the U.S. Federal Reserve and other central banks have reduced certain interest rates and LIBOR has decreased. A prolonged reduction in interest rates will reduce our gross investment income and could result in a decrease in our net investment income if such decreases in LIBOR are not offset by a corresponding increase in the spread over LIBOR that we earn on any portfolio investments, a decrease in our operating expenses, including with respect to our income incentive fee, or a decrease in the interest rate of our floating interest rate liabilities tied to LIBOR. In contrast, a rise in the general level of interest rates can be expected to lead to higher interest rates applicable to any variable rate investments we hold and to declines in the value of any fixed rate investments we hold. In addition, a rise in interest rates may increase the likelihood that a portfolio company defaults on a loan. However, many of our variable rate investments provide for an interest rate floor, which may prevent our interest income from increasing until benchmark interest rates increase beyond a threshold amount. To the extent that a substantial portion of our investments may be in variable rate investments, an increase in interest rates beyond this threshold would make it easier for us to meet or exceed the hurdle rate applicable to the subordinated incentive fee on income under the Investment Advisory Agreement we have entered into with SIC Advisors(subject to the Incentive Fee Waiver Agreement), and may result in a substantial increase in our net investment income and to the amount of incentive fees payable to SIC Advisors with respect to our increased pre-incentive fee net investment income.

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

Based on our Consolidated Statement of Assets and Liabilities as of September 30, 2021, the following table shows the approximate annual impact on the change in net interest income of hypothetical base rate changes in interest rates, assuming no changes in our investment portfolio and capital structure:

	Change in
	Interest	Interest	Net Interest
Basis point increase/(decrease)	Income (1)	Expense	Income
300	$11,803,406	$2,370,000	$9,433,406
200	$4,613,558	$1,580,000	3,033,558
100	$679,089	$790,000	(110,911)
(100)	$—	$(63,398)	63,398
(200)	$—	$(63,398)	63,398
(300)	$—	$(63,398)	63,398

(1)	Assumes no defaults or prepayments by portfolio companies over the next twelve months.

We expect that our long-term investments will be financed primarily with equity and debt. If deemed prudent, we may use interest rate risk management techniques in an effort to minimize our exposure to interest rate fluctuations. These techniques may include various interest rate hedging activities to the extent permitted by the 1940 Act. Adverse developments resulting from changes in interest rates or hedging transactions could have a material adverse effect on our business, financial condition and results of operations. During the three months ended September 30, 2021, we did not engage in interest rate hedging activities.

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

Item 1A. Risk Factors

In addition to other information set forth in this report, you should carefully consider the “Risk Factors” discussed in our annual report on Form 10-K for the fiscal year ended December 31, 2020, filed with the SEC on March 19, 2021, which could materially affect our business, financial condition and/or operating results. Other than the items disclosed below, there have been no material changes during the nine months ended September 30, 2021 to the risk factors discussed in “Item 1A. Risk Factors” of our annual report on Form 10-K. Additional risks or uncertainties not currently known to us or that we currently deem to be immaterial also may materially affect our business, financial condition and/or operating results.

Risks Relating to the Proposed Merger with Barings BDC, Inc.

Because the market price of Barings BDC’s common stock will fluctuate, the Company’s stockholders cannot be sure of the market value of the Merger Consideration they will receive until the closing date.
The Exchange Ratio is fixed in the Merger Agreement and the Merger Consideration will not be adjusted for changes in the market price of Barings BDC’s common stock. Pursuant to the terms of the Merger Agreement, at the Effective Time (as defined in the Merger Agreement), each Company stockholder will have the right to receive 0.44973 newly issued shares of Barings BDC’s common stock for each share of the Company’s common stock that they own immediately prior to the Effective Time, subject only to customary anti-dilution adjustments and with cash paid in lieu of fractional shares. The market value of the Merger Consideration may vary from the closing price of Barings BDC’s common stock on the date the Merger was announced, on the date of the Company’s special meeting of stockholders approving the Merger Agreement and on the date the Merger is completed. Any change in the market price of Barings BDC’s common stock prior to completion of the Merger will affect the market value of the aggregate Merger Consideration that the Company’s stockholders will receive upon completion of the First Merger.

Accordingly, at the time of the Company’s special meeting of stockholders, the Company’s stockholders will not know or be able to calculate the market value of the Merger Consideration they would receive upon completion of the First Merger. Neither Barings BDC nor the Company is permitted to terminate the Merger Agreement or resolicit the vote of their respective stockholders solely because of changes in the market price of shares of Barings BDC’s common stock.

Changes in the market price of Barings BDC Common Stock may result from a variety of factors, including, among other things:

• changes in the business, operations or prospects of Barings BDC;
• the financial condition of current or prospective portfolio companies of Barings BDC;
• interest rates or general market or economic conditions;
• market assessments of the likelihood that the Merger will be completed and the timing of completion of the Merger;
• market perception of the future profitability of the combined company;
• the duration and effects of the COVID-19 pandemic on Barings BDC’s portfolio companies; and
• the duration and effects of the COVID-19 pandemic on equity trading prices generally, and specifically on the trading price of Barings BDC’s common stock and the common stock of the surviving corporation following the Merger.

The Company’s stockholders will experience a reduction in percentage ownership and voting power in the combined company as a result of the Merger.

The Company’s stockholders will experience a substantial reduction in their respective percentage ownership interests and effective voting power in respect of the combined company relative to their respective percentage ownership interests in the Company prior to the Merger. Consequently, The Company’s stockholders should expect to exercise less influence over the management and policies of the combined company following the Merger than they currently exercise over the management and policies of the Company. If the Merger is consummated, based on the number of shares of Barings BDC’s common stock and the Company’s common stock issued and outstanding on September 20, 2021, it is expected that current Barings BDC’s stockholders will own approximately 58.7% of the outstanding Barings BDC’s common stock and former Company stockholders will own approximately 41.3% of the outstanding Barings BDC’s common stock. In addition, both prior to and after completion of the Merger, subject to certain restrictions in the Merger Agreement and Barings BDC’s stockholder approval, Barings BDC may issue additional shares of Barings BDC’s common stock (including, subject to certain restrictions under the 1940 Act, at prices below Barings BDC’s common stock’s then-current net asset value per share), all of which would further reduce the percentage ownership of the combined company held by former the Company stockholders. In addition, the issuance or sale by Barings BDC of shares of Barings BDC’s common stock at a discount to net asset value poses a risk of economic dilution to stockholders.

The announcement and pendency of the proposed Merger could adversely affect both Barings BDC’s and the Company’s business, financial results and operations.
The announcement and pendency of the proposed Merger could cause disruptions in and create uncertainty surrounding both Barings BDC’s and the Company’s business, including affecting relationships with their respective existing and future borrowers, which could have a significant negative impact on Barings BDC’s future revenues and results of operations, regardless of whether the Merger is completed, and on the Company’s future revenues and results of operations if the Merger is not consummated. In addition, Barings BDC and the Company have diverted, and will continue to divert, significant management resources towards the completion of the Merger, which could have a significant negative impact on each of their future revenues and results of operations.

The Company and Barings BDC are also subject to restrictions on the conduct of each of their businesses prior to the completion of the Merger as provided in the Merger Agreement, generally requiring the Company and Barings BDC to conduct their business only in the ordinary course and subject to specific limitations, including, among other things, certain restrictions on their respective ability to make certain investments and acquisitions, sell, transfer or dispose of their respective assets, amend their respective organizational documents and, in the case of the Company, enter into or modify certain material contracts. These restrictions could prevent the Company or Barings BDC from pursuing otherwise attractive business opportunities, industry developments and future opportunities and may otherwise have a significant negative impact on Barings BDC’s future investment income and results of operations.

If the Merger does not close the Company will not benefit from the expenses incurred in its pursuit of the Merger and, under certain circumstances, the Company may be required to pay an $11.0 million termination fee and to reimburse expenses incurred in connection with the Merger by Barings BDC and Barings, subject to a maximum expense reimbursement payment of $2.0 million.

For various reasons, the Merger may not be completed. If the Merger is not completed, the Company will have incurred substantial expenses for which no ultimate benefit will have been received. Both companies have incurred out-of-pocket expenses in connection with the Merger for investment banking, legal and accounting fees and financial printing and other related charges, much of which will be incurred even if the Merger is not completed. The Merger Agreement provides that, upon the valid termination of the Merger Agreement under certain circumstances, the Company may be required to pay or cause to be paid to Barings BDC a termination fee of $11.0 million and to pay Barings BDC’s and Barings’ expenses incurred in connection with the Merger, subject to a maximum reimbursement payment of $2.0 million.

The termination of the Merger Agreement could negatively impact the Company.

The Merger may not be completed. For example, either the Company or Barings BDC may terminate the Merger Agreement if the Merger is not completed by March 31, 2022 (so long as the party seeking termination has not been the primary cause of the delay). If the Merger Agreement is terminated, there may be various consequences, including:
• the Company’s business may have been adversely impacted by the failure to pursue other beneficial opportunities due to the focus of management on the Merger, without realizing any of the anticipated benefits of completing the Merger;
• the Company’s board of directors would expect to consider alternatives, including the replacement of SIC Advisors as its investment adviser, another merger transaction (though the Company may not be able to find a party willing to pay an equivalent or more attractive price than the price Barings BDC agreed to pay in the Merger) or the Company’s liquidation, based on, among other things, then-current market circumstances, the performance of the Company’s portfolio and the financial position of the Company;
• the Company also might seek a modification to the Plan to extend the Run-Off End Date so that SIC Advisors may continue to serve as the Company’s investment adviser beyond March 31, 2022; and
• the payment of any termination fee and reimbursement of expenses, if required under the circumstances, could adversely affect the financial condition and liquidity of the Company.

Except in specified circumstances, if the Merger is not completed by March 31, 2022, either the Company or Barings BDC may choose not to proceed with the Merger.

Either the Company or Barings BDC may terminate the Merger Agreement if the Effective Time has not occurred by March 31, 2022. However, this right to terminate the Merger Agreement will not be available to the Company or Barings BDC if the failure of such party to perform any of its obligations under the Merger Agreement has been the primary cause of or resulted in the failure of the Merger to be complete on or before such date.

The Merger is subject to closing conditions, including stockholder approvals, that, if not satisfied or waived, will result in the Merger not being completed, which may result in material adverse consequences to the Company’s business and operations.

While there can be no assurances as to the exact timing, or that the Merger will be completed at all, Barings BDC and the Company are working to complete the Merger in the first quarter of 2022. The Merger is subject to closing conditions, including required regulatory approvals (including the expiration of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and the rules and regulations thereunder) and certain approvals of Barings BDC’s and the Company’s respective stockholders that, if not satisfied, will prevent the Merger from being completed. The closing condition that Barings BDC stockholders approve the issuance of shares of Barings BDC’s common stock in connection with the First Merger and the issuance of shares of Barings BDC’s common stock in connection with the First Merger at a price below its then-current NAV may not be waived and must be satisfied for the Merger to be completed. Barings BDC currently expects that all directors and executive officers of Barings BDC will vote their shares of Barings BDC’s common stock in favor of the proposals presented at the Barings BDC’s special meeting of stockholders to be held in connection with the Merger. Additionally, Barings, as a party to the Merger Agreement, agreed to vote all shares of Barings BDC’s common stock over which it has voting power (other than in its fiduciary capacity) in favor of the proposals to be presented at the Barings BDC’s special meeting of stockholders. The closing condition that the Company’s stockholders adopt the Merger Agreement may not be waived and must be satisfied for the Merger to be completed. If the closing conditions to the Merger are not satisfied, including receipt of the required approvals by the stockholders of Barings BDC and of the Company, and the Merger is not completed, the resulting failure to complete the Merger could have a material adverse impact on the Company’s business and operations.

The Company and Barings BDC will be subject to contractual restrictions while the Merger is pending, including restrictions on pursuing alternatives to the Merger.

Uncertainty about the effect of the Merger may have an adverse effect on Barings BDC and the Company and, consequently, on the combined company following completion of the Merger. These uncertainties may impair Barings BDC's and SIC Advisors’ abilities to motivate key personnel until the Merger is consummated and could cause those who deal with Barings BDC and the Company to seek to change their existing business relationships with Barings BDC and the Company, respectively. In addition, the Merger Agreement restricts Barings BDC and the Company from taking actions that they might otherwise consider to be in their best interests without the consent of the other party. These restrictions may prevent Barings BDC and the Company from pursuing certain business opportunities that may arise prior to the completion of the Merger, including restrictions on them pursuing alternatives to the Merger.

The Merger Agreement contains provisions that could discourage or make it difficult for a third party to acquire the Company prior to the completion of the proposed Merger.

The Merger Agreement prohibits the Company from soliciting alternatives to the Merger and imposes limitations on the Company’s ability to respond to and negotiate unsolicited proposals received from third parties. The Merger Agreement contains customary non-solicitation and other provisions that, subject to limited exceptions, limit the Company’s ability to discuss, facilitate or commit to competing third-party proposals to acquire all or a significant part of the Company. The Company can consider and participate in discussions and negotiations with respect to an alternative proposal only in very limited circumstances so long as certain notice and other procedural requirements are satisfied. In addition, subject to certain procedural requirements (including the ability of Barings BDC to revise its offer) and the payment of an $11.0 million termination fee and the reimbursement of up to $2.0 million in expenses incurred by Barings BDC and Barings, the Company may terminate the Merger Agreement and enter into an agreement with a third party that makes a superior proposal. These provisions may discourage a potential competing acquirer that might have an interest in acquiring all or a significant part of the Company from considering or proposing that acquisition even if it were prepared to pay consideration with a higher per share market price than that proposed in connection with the Merger.

If the Merger is not completed, the Company would expect to consider other strategic alternatives, which are subject to risks and uncertainties.

If the Merger is not completed, the Company’s special committee, comprised solely of independent directors of the Company’s board of directors, and the Company’s board of director expect to consider alternatives, including the replacement of SIC Advisors as its investment adviser, another merger transaction or the Company’s liquidation, based on, among other things, then-current market circumstances, the performance of the Company’s portfolio and the financial position of the Company. In addition, the terms of any such alternative transaction may be less attractive than the Merger. These strategic or other alternatives available to the Company may involve various additional risks to its business, including, among others, distraction of its management team and associated expenses with exploring such alternatives, and risks and uncertainties related to its ability to complete any such alternatives and other variables which may adversely affect its operations.

Subject to applicable law, each party may waive one or more conditions to the Merger without resoliciting approval from its respective stockholders.

Certain conditions to Barings BDC’s and the Company’s obligations to complete the Merger may be waived, in whole or in part, to the extent legally allowed, either unilaterally or by agreement of Barings BDC and the Company. In the event that any such waiver does not require resolicitation of stockholders, the parties to the Merger Agreement will have the discretion to complete the Merger without seeking further stockholder approval. Accordingly, the terms and conditions as set forth in the Merger Agreement and described herein, including certain protections to Barings BDC and the Company, may be waived. The conditions requiring the approval of Barings BDC’s stockholders and approval of the Company’s stockholders, however, cannot be waived.

The shares of Barings BDC’s common stock to be received by the Company’s stockholders as a result of the First Merger will have different rights associated with them than shares of the Company’s common stock currently held by them.

The rights associated with the Company’s common stock are different from the rights associated with Barings BDC’s common stock.

The market price of Barings BDC’s common stock after the Merger may be affected by factors different from those affecting Barings BDC’s common stock or the Company's common stock currently.

The businesses of Barings BDC and the Company differ in some respects and, accordingly, the results of operations of the combined company and the market price of Barings BDC’s common stock after the Merger may be affected by factors different from those currently affecting the independent results of operations of each of Barings BDC and the Company. These factors include:
• a larger stockholder base;
• a different portfolio composition; and
• a different capital structure.

Accordingly, the historical trading prices and financial results of Barings BDC may not be indicative of these matters for the combined company following the Merger.

The Merger may trigger certain “change of control” provisions and other restrictions in certain of Barings BDC’s and the Company’s contracts and the failure to obtain any required consents or waivers could adversely impact the combined company.

Certain agreements of Barings BDC and the Company or their controlled affiliates will or may require the consent of one or more counterparties in connection with the Merger. The failure to obtain any such consent may permit such counter-parties to terminate, or otherwise increase their rights or Barings BDC’s or the Company’s obligations under, any such agreement because the Merger may violate an anti-assignment, change of control or similar provision. If this happens, Barings BDC or the Company may have to seek to replace that agreement with a new agreement or seek a waiver or amendment to such agreement. Barings BDC and the Company cannot assure you that Barings BDC or the Company will be able to replace, amend or obtain a waiver under any such agreement on comparable terms or at all.

If any such agreement is material, the failure to obtain consents, amendments or waivers under, or to replace on similar terms or at all, any of these agreements could adversely affect the financial performance or results of operations of the combined company following the Merger, including preventing Barings BDC from operating a material part of the Company’s business.

In addition, the consummation of the Merger may violate, conflict with, result in a breach of any provision of or the loss of any benefit under, constitute a default (or an event that, with or without notice or lapse of time or both, would constitute a default) under, or result in the termination, cancellation, acceleration or other change of any right or obligation (including any payment obligation) under Barings BDC’s or the Company’s agreements. Any such violation, conflict, breach, loss, default or other effect could, either individually or in the aggregate, have a material adverse effect on the financial condition, results of operations, assets or business of the combined company following completion of the Merger.

The combined company may not be able to obtain financing for additional capital requirements.

Following completion of the Merger, the combined company may seek significant ongoing capital funding and, although the Company and Barings BDC anticipate that the combined company will be able to obtain such funding through cash generated from operations and subsequent debt, equity or hybrid offerings, there can be no assurances that the combined company will be able to obtain financing on acceptable terms or at all.

The Company has incurred and expects to incur substantial transaction fees and costs in connection with the Merger, whether or not the Merger is completed.

The Company has incurred and expects to incur additional material non-recurring expenses in connection with the Merger and completion of the transactions contemplated by the Merger Agreement. The Company has incurred significant legal, advisory and financial services fees in connection with the process of negotiating and evaluating the terms of the Merger and the strategic review process that led to the Merger Agreement. Additional significant unanticipated costs may be incurred in the course of coordinating the businesses of the Company and Barings BDC after completion of the Merger. Even if the Merger is not completed, the Company will need to pay certain costs relating to the Merger incurred prior to the date the Merger was abandoned, such as legal, accounting, financial advisory, filing and printing fees. Such costs may be significant and could have an adverse effect on the Company’s future results of operations, cash flows and financial condition.

Litigation filed against the Company or Barings BDC in connection with the Merger could result in substantial costs and could delay or prevent the Merger from being completed.

From time to time, the Company and Barings BDC may be subject to legal actions, including securities class action lawsuits and derivative lawsuits, as well as various regulatory, governmental and law enforcement inquiries, investigations and subpoenas in connection with the Merger. These or any similar securities class action lawsuits and derivative lawsuits, regardless of their merits, may result in substantial costs and divert management time and resources. An adverse judgment in such cases could have a negative impact on the Company’s or Barings BDC’s liquidity and financial condition or could prevent the Merger from being completed.

Sales of shares of Barings BDC’s common stock after the completion of the Merger may cause the market price of Barings BDC common Stock to decline.

Based on the number of outstanding shares of the Company’s common stock as of the close of business on September 20, 2021, Barings BDC would issue approximately 46.0 million shares of Barings BDC common stock pursuant to the Merger Agreement. Former Company stockholders may decide not to hold the shares of Barings BDC’s common stock that they receive pursuant to the Merger Agreement. In addition, Barings BDC stockholders may decide not to hold their shares of Barings BDC’s common stock after completion of the Merger. In each case, such sales of Barings BDC’s common stock could have the effect of depressing the market price for Barings BDC’s common stock and may take place promptly following the completion of the Merger.

Barings BDC may be unable to realize the benefits anticipated by the Merger, including estimated cost savings, or it may take longer than anticipated to realize such benefits.

The realization of certain benefits anticipated as a result of the Merger will depend in part on the integration of the Company’s investment portfolio with Barings BDC’s and the integration of the Company’s business with Barings BDC’s. There can be no assurance that the Company’s investment portfolio or business can be operated profitably or integrated successfully into Barings BDC’s operations in a timely fashion or at all. The dedication of management resources to such integration may divert attention from the day-to-day business of the combined company and there can be no assurance that there will not be substantial costs associated with the transition process or there will not be other material adverse effects as a result of these integration efforts. Such effects, including incurring unexpected costs or delays in connection with such integration and failure of the Company’s investment portfolio to perform as expected, could have a material adverse effect on the financial results of the combined company.

Barings BDC also expects to achieve certain cost savings from the Merger when the two companies have fully integrated their portfolios. It is possible that the estimates of the potential cost savings could ultimately be incorrect. The cost savings estimates also assume Barings BDC will be able to combine the operations of Barings BDC and the Company in a manner that permits those cost savings to be fully realized. If the estimates turn out to be incorrect or if Barings BDC is not able to successfully combine the Company’s investment portfolio or business with the operations of Barings BDC, the anticipated cost savings may not be fully realized, or realized at all, or may take longer to realize than expected.

The investment objectives and investment strategy of Barings BDC differ from the investment objectives and investment strategy of the Company and, therefore, an equity investment in Barings BDC has different risks than an equity investment in the Company.

Barings BDC’s primary investment objective is to generate income by investing directly in privately-held middle-market companies to help these companies fund acquisitions, growth or refinancing. Barings BDC seeks to achieve its investment objective by investing in senior secured private debt investments in well-established middle-market businesses that operate across a wide range of industries. the Company’s investment objective, by contrast, is to generate current income, and to a lesser extent, long-term capital appreciation. The Company seeks to achieve its investment objective by primarily lending to and investing in the debt of privately owned U.S. companies middle-market companies. Stockholders of the Company will become stockholders of Barings BDC in connection with the closing of the Merger and, therefore, should understand the risks of an investment in Barings BDC. Given the relative size of the constituent companies of the Merger (with Barings BDC having total assets of approximately $1.8 billion as of September 30, 2021 and the Company having total assets of approximately $635.5 million as of September 30, 2021), the risks related to an investment in the combined company will be weighted more towards the risks related to an investment in Barings BDC. This will increasingly be the case as the Company’s assets mature over time and Barings BDC redeploys proceeds from such assets in accordance with Barings BDC’s investment strategy.

Other Risks

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In June 2013, we commenced a share repurchase program pursuant to which we conducted quarterly share repurchases, of up to 2.5% of the weighted average number of outstanding shares in of our common stock in the prior four calendar quarters or 10% of the weighted average number of outstanding shares in the prior12-month period. In connection with the previously proposed mergers of the Company, MDLY, and Medley Capital Corporation, we suspended the share repurchase program. The purpose of the share repurchase program was to allow stockholders to sell their shares back to us at a price equal to the most recently disclosed NAV per share of our common stock immediately prior to the date of repurchase. Shares were purchased from stockholders participating in the program on a pro rata basis. Unless our board of directors determined otherwise, the number of shares to be repurchased during any calendar year were limited to the proceeds received in association with the sale of shares of common stock under the distribution reinvestment plan.

Notwithstanding the suspension of the share repurchase program, our board of directors previously approved the repurchase of shares of our common stock from our stockholders who have requested repurchases in connection with such stockholder’s death or disability. In the event of the death or disability of a stockholder, we would repurchase the shares held by such stockholder at a price equal to the NAV per share of our shares as disclosed in the periodic report we filed with the SEC immediately following the date of the death or disability of such stockholder. Our board of directors has the right to suspend or terminate repurchases due to the death or disability to the extent that it determines that it is in the company's best interest to do so.

In addition, on April 28, 2021, our board of directors authorized a share repurchase program, pursuant to which the Company conducted quarterly share repurchases, beginning in the second quarter of 2021, of the lesser of: (i) the number of shares of common stock, par value $0.0001 per share, that the Company can purchase with the proceeds received under the DRIP from the prior quarter; or (ii) 2.5% of the weighted average number of shares of common stock outstanding in the prior four calendar quarters (the “Share Repurchase Program”). Notwithstanding the foregoing, in connection with the first share repurchase offer for the quarter ended June 30, 2021, the Company intended to repurchase the number of shares that the Company can purchase with the proceeds received under the DRIP from the prior two quarters. The purpose of the Share Repurchase Program was to allow stockholders to sell their shares of common stock back to the Company at a price equal to the most recently disclosed net asset value per share of the Company’s common stock immediately prior to the date of such share repurchase. Shares were purchased from stockholders participating in the Share Repurchase Program on a pro rata basis. The Share Repurchase Program may be suspended, extended, modified or discontinued by our board of directors at any time.

As previously disclosed on September 22, 2021, pursuant to the Merger Agreement (as described in Note 1), the Company’s board of directors determined to suspend the share repurchase program and repurchase in the event of death or disability.

During the three and nine months ended September 30, 2021, the Company repurchased 12 and 964,494 of shares of certain shareholders pursuant to the Share Repurchase Program and due to death or disability, respectively. The following table provides information concerning our repurchases of shares of our common stock from our stockholders who have requested repurchases in connection with such stockholder’s death or disability during the three and nine months ended September 30, 2021:

			Total Number of Shares	Maximum Number of
			Purchased as Part of	Shares that May Yet be
	Total Number of	Average Price Per	Publicly Announced	Purchased Under the
Period	Shares Purchased	Share Paid	Plans or Programs	Plans or Programs
January 1, 2021 - January 31, 2021	2,451	4.91	—	—
April 1, 2021 - April 30, 2021	384,363	5.12	—	—
June 1, 2021 - June 30, 2021	577,668	5.28
July 1, 2021 - July 31, 2021	12	5.28
Total	964,494	5.22	—	—

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

None.

Item 6. Exhibits

2.1	Agreement and Plan of Merger, by and among Barings BDC, Inc., Mercury Acquisition Sub, Inc., Sierra Income Corporation and Barings LLC, dated as of September 21, 2021.
3.1	Articles of Incorporation of the Registrant
3.2	Articles of Amendment of the Registrant
3.3	Articles of Amendment and Restatement of the Registrant
3.4	Second Articles of Amendment and Restatement of the Registrant
3.5	Form of Articles Supplementary Electing to be Subject to Subtitle 8 of the Maryland General Corporation Law
3.6	Form of Bylaws of the Registrant
10.1	Second Amended and Restated Distribution Reinvestment Plan
10.2	Investment Advisory Agreement
10.3	Incentive Fee Waiver Agreement, dated April 23, 2021, between and between Sierra Income Corporation and SIC Advisors LLC
10.4	Custody Agreement
10.5	Form of Administration Agreement
10.6	Expense Limitation Agreement, dated April 23, 2021, by and between Sierra Income Corporation and Medley Capital LLC
10.7	Form of License Agreement
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

10.13	Limited Liability Company Operating Agreement of Sierra Senior Loan Strategy JV I LLC, dated March 27, 2015
31.1	Certification by Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification by Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
99.1	Commitment Letter, dated August 11, 2021, among Sierra Income Corporation, Medley LLC, Medley Capital LLC and SIC Advisors LLC

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 15, 2021	Sierra Income Corporation

	By	/s/ Dean Crowe
Dean Crowe Chief Executive Officer (Principal Executive Officer)

	By	/s/ Richard T. Allorto, Jr.
Richard T. Allorto, Jr. Chief Financial Officer (Principal Accounting and Financial Officer)